Form 10-Q
period 2005-06-30
Deerfield Triarc Capital Corp
filed 2005-08-15
CIK 1313918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

          ☒   QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2005

OR

          ☐   TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

Commission file number: 1-32551

DEERFIELD TRIARC CAPITAL CORP.
 (Exact name of registrant as specified in its charter)

Maryland	20-2008622
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8700 West Bryn Mawr Avenue, 12th Floor, Chicago, Illinois	60631
(Address of principal executive offices)	(Zip Code)

(773) 380-1600 (Registrant’s telephone number, including area code)
____________________________________
(Former name, former address and former fiscal year, if changed since last report)

         Indicate  by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934  during  the  preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☐ Yes ☒ No

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

         There were 51,659,701 shares of the registrant’s Common Stock outstanding as of August 15, 2005.

Part I.    FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

DEERFIELD TRIARC CAPITAL CORP. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (In thousands, except share and per share amounts)

	June 30, 2005	December 31, 2004

ASSETS
Cash and cash equivalents	$130,973	$268,686
Due from broker	1,751	—
Restricted cash and cash equivalents	3,824	—
Available-for-sale securities, pledged as collateral—at fair value	3,219,654	327,636
Available-for-sale securities — at fair value	942,339	117,322
Held to maturity securities— at amortized cost	—	100,125
Trading securities— at fair value	4,983	—
Derivative assets	5,264	—
Bank loans held for sale	291,643	—
Interest receivable	18,600	1,211
Proceeds receivable from issuance of common stock	365,783	—
Other receivable	14,098	—
Prepaid asset	4,705	—

TOTAL ASSETS	$5,003,617	$814,980

LIABILITIES
Repurchase agreements, including accrued interest of $16,032 and $22, respectively	$3,222,986	$317,810
Due to broker	744,446	117,689
Dividends declared payable	9,569	—
Derivative liabilities	5,809	276
Interest payable	13,108	—
Long term debt issuance	276,000	—
Management fee payable	572	160
Offering costs payable	2,046	857
Other payables	345	176

TOTAL LIABILITIES	$4,274,881	$436,968

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001:
100,000,000 shares authorized; none issued and outstanding at June 30, 2005 and December 31, 2004	$—	$—
Common stock, par value $0.001:
500,000,000 shares authorized; 51,659,701 shares issued and outstanding (including 403,847 restricted shares) at June 30, 2005 and 27,326,986 shares issued and outstanding (including 403,847 restricted shares) at December 31, 2004	51	27
Additional paid-in capital	749,583	385,205
Deferred equity compensation	(5,018)	(6,225)
Accumulated other comprehensive loss	(12,617)	(704)
Retained (deficit)	—	(291)
Distributions in excess of earnings	(3,263)	—

TOTAL STOCKHOLDERS’ EQUITY	728,736	378,012

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,003,617	$814,980

See notes to condensed consolidated financial statements

DEERFIELD TRIARC CAPITAL CORP.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited) (In thousands, except share and per share amounts)

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005

REVENUES
Net interest income:
Interest income	$39,265	$64,543
Interest expense	28,357	44,739

Net interest income	10,908	19,804

EXPENSES
Management fee expense to related party	2,978	5,604
Professional services	210	237
Insurance expense	181	345
Other general and administrative expenses	472	533

Total expenses	3,841	6,719

Other gain (loss):
Valuation adjustment on bank loans	(342)	(633)
Dividend income	22	22
Loss on sale of available-for-sale securities	(1,003)	(1,003)
Loss on sale of bank loans	(410)	(252)
Realized gain on designated derivatives	1,701	1,701
Realized gain on undesignated derivatives	578	578
Net change in unrealized appreciation/depreciation on undesignated derivatives	(1,340)	(1,255)
Net change in unrealized appreciation/depreciation on trading securities	576	503

Net loss on investments	(218)	(339)

Net Income	$6,849	$12,746

NET INCOME PER SHARE—Basic	$0.25	$0.47

NET INCOME PER SHARE—Diluted	$0.25	$0.47

WEIGHTED-AVERAGE NUMBER OF SHARES OUTSTANDING - Basic	27,462,671	27,194,396

WEIGHTED-AVERAGE NUMBER OF SHARES OUTSTANDING - Diluted	27,554,457	27,255,568

See notes to condensed consolidated financial statements

DEERFIELD TRIARC CAPITAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited) (In thousands)

	Common Stock		Additional Paid-in Capital	Deferred Equity Compensation	Accumulated Other Comprehensive Loss	Retained Deficit	Distributions In Excess of Earnings	Total	Comprehensive Income
	Shares	Par Value

Balance - January 1, 2005	27,327	$27	$385,205	$(6,225)	$(704)	$(291)		$378,012

Net income						12,746		12,746	$12,746

Available-for-sale securities— fair value adjustment net of reclassification adjustment					(13,890)			(13,890)	(13,890)

Designated derivatives - fair value adjustment net of reclassification adjustment					1,977			1,977	1,977

Comprehensive income									$833

Dividends declared						(12,455)	$(3,263)	(15,718)

Issuance of common stock	24,321	24	365,759					365,783

Offering costs			(2,232)					(2,232)

Equity issuance costs			(368)					(368)

Stock based compensation			1,039	(1,039)				—

Stock based compensation to board of directors	12		180					180

Amortization of stock based compensation				2,246				2,246

BALANCE—June 30, 2005	51,660	$51	$749,583	$(5,018)	$(12,617)	$—	$(3,263)	$728,736

See notes to condensed consolidated financial statements

DEERFIELD TRIARC CAPITAL CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (In thousands)

Six Months Ended June 30, 2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$12,746
Adjustments to reconcile net income to net cash used in operating activities:
Accretion of discount on held to maturity securities	(146)
Stock based compensation to board of directors	180
Amortization of net premium on available-for-sale securities	4,178
Amortization of stock based compensation	2,246
Amortization of debt issuance costs	50
Amortization of premium on trading securities	82
Purchase premium on undesignated derivative	(227)
Unrealized gain on designated derivatives	(12)
Unrealized loss on undesignated derivatives	1,255
Purchase of trading securities	(4,627)
Unrealized gain from trading securities	(438)
Proceeds from sale of bank loans held for sale	32,026
Purchase of bank loans held for sale	(302,203)
Change in valuation adjustment on bank loans held for sale	633
Principal payments on bank loans held for sale	22,331
Net realized loss on securities available-for-sale	1,003
Net realized gain on designated derivatives	(1,701)
Net realized gain on undesignated derivatives	(578)
Payments received on undesignated derivatives	578
Payments made on designated derivatives	(854)
Changes in operating assets and liabilities:
Interest receivable	(17,389)
Prepaid assets	(518)
Accrued interest on repurchase agreements	16,010
Interest payable	16,893
Other payables	169
Management fee payable	412

Net cash used in operating activities	(217,901)

CASH FLOWS FROM INVESTING ACTIVITIES
Change in restricted cash and cash equivalents	(3,824)
Purchase of securities available-for-sale	(3,624,913)
Proceeds from the sale of securities available-for-sale	369,784
Purchase of held-to-maturity securities	(34,719)
Principal payments on available-for-sale securities	232,758
Proceeds from the maturity of held-to-maturity securities	134,990

Net cash used in investing activities	(2,925,924)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on borrowings under repurchase agreements	(2,929,499)
Borrowings under repurchase agreements	5,671,408
Issuance of debt securities	276,000
Payment of debt issuance costs	(4,237)
Dividend paid	(6,149)
Issuance of common stock-payment of offering costs	(1,411)

Net cash provided by financing activities	3,006,112

Net decrease in cash and cash equivalents	(137,713)
Cash and cash equivalents, beginning of period	268,686

Cash and cash equivalents, end of period	$130,973

NONCASH INVESTING AND FINANCING ACTIVITIES:
Unsettled available-for-sale purchases - due to broker	$698,265
Unsettled bank loan purchases - due to broker	$46,181
Unsettled bank loan sales - due from broker	$1,751
Principal payments on securities available-for-sale not yet received	$14,098
Warehouse participation liability	$147,258
Proceeds receivable from issuance of common stock	$365,783
Non cash settlement of interest expense	$3,785
Unpaid offering costs	$2,046
SUPPLEMENTAL DISCLOSURE:
Cash paid for interest	$23,963

See notes to condensed consolidated financial statements

DEERFIELD TRIARC CAPITAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	ORGANIZATION

Deerfield Triarc Capital Corp. (the “Company”) was incorporated as a Maryland corporation on November 22, 2004, and commenced its operations of purchasing and managing an investment portfolio of real estate related investments, primarily mortgage-backed securities, as well as other investment assets. On December 23, 2004, the Company completed its initial private placement of 27,326,986 shares (including 403,847 restricted shares) of its common stock at $15.00 per share that generated net proceeds of approximately $378.9 million. On July 5, 2005, the Company completed its initial public offering (the “IPO”) of 25,000,000 shares of common stock that generated net proceeds of approximately $363.5 million. The Company sold 24,320,715 common shares at a price of $16.00 per share and selling stockholders sold 679,285 shares. The Company’s stock is listed on the New York Stock Exchange under the symbol “DFR” and began trading on June 29, 2005.

The Company has two wholly-owned subsidiaries: Deerfield Triarc Capital LLC (“DTC”) and Deerfield Triarc TRS Holdings, Inc. (“TRS Holdings”). DTC has been the main operating company for the activity since Deerfield Triarc Capital Corp.’s inception. DTC owns 100% of the equity interest in Market Square CLO, LTD. (“Market Square”), a Cayman Islands limited liability company, in the form of preference shares, which is also a variable interest entity (“VIE”). TRS Holdings is the single member parent of Deerfield Triarc TRS Holdings, LLC (“TRS Holdings LLC”). TRS Holdings, TRS Holdings LLC and Market Square are taxable real estate investment trust subsidiaries (“TRS”). As of June 30, 2005 and December 31, 2004, there was no activity in TRS Holdings or TRS Holdings LLC. As of June 30, 2005, Market Square held a portfolio of bank loans and issued long-term debt as described in more detail below. As of June 30, 2005, the Company identified another VIE, Pinetree CDO Ltd. (“Pinetree”) which is discussed in more detail below.

Deerfield Capital Management LLC (the “Manager”), pursuant to a management agreement (the “Management Agreement”), manages the Company and its investment portfolio. See Note 10 for further discussion related to the Management Agreement.

The Company intends to elect to be taxed as a Real Estate Investment Trust (“REIT”), and to comply with the provisions of the Internal Revenue Code (the “Code”), with respect thereto. See Note 2 for further discussion on income taxes.

The interim financial statements as of June 30, 2005 and for the three and six month periods ended June 30, 2005 are unaudited. However, it is the opinion of the Company’s management that all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows have been included. The nature of the Company’s business is such that the results of any interim period are not necessarily indicative of results for a full year.

2.	ACCOUNTING POLICIES

Principles of Consolidation – The consolidated financial statements include the financial statements of the Company and its subsidiaries which are wholly-owned and entities which are VIEs in which the Company is the primary beneficiary under Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (revised 2003), Consolidation of Variable Interest Entities (“FIN 46R”). All significant inter-company balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents—Cash and cash equivalents include cash on hand and overnight investments.

Restricted Cash and Cash Equivalents—Restricted cash and cash equivalents represent amounts held by third parties for settlement of certain obligations.

Securities—The Company invests primarily in U.S. agency and other highly-rated, residential, hybrid adjustable-rate mortgage-backed securities issued in the United States market.

Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, requires certain investments to be classified as either trading, available-for-sale or held-to-maturity investments. Generally, the Company plans to hold a majority of its investments for an indefinite period of time, which may be until maturity. However, it may, from time to time, decide to sell its investments in response to changes in market conditions and in accordance with its investment strategy. Accordingly, a significant majority of its investments are classified as available-for-sale. All investments classified as available-for-sale are reported at fair value, based on quoted market prices provided by independent pricing sources when available or quotes provided by dealers who make markets in certain securities, with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity. The Company may classify certain short-term securities as held-to-maturity. These investments are reported at amortized cost. Periodically, all available-for-sale and held-to-maturity investments are evaluated for other-than-temporary impairment. Other-than-temporary impairment is a decline in the fair value of an investment below its amortized cost attributable to factors that suggest the decline will not be recovered over the investment’s remaining life. Other-than-temporary impairments are recognized in the consolidated statement of operations. The Company may also classify certain securities acquired for speculative trading purposes as trading securities with changes in fair value of these securities recognized in the consolidated statement of operations.

Interest income is accrued based upon the outstanding principal amount of the securities and their contractual interest terms. Premiums and discounts are amortized or accreted into interest income over the estimated lives of the securities using the effective yield method.

Security transactions are recorded on the trade date. Realized gains and losses from security transactions are determined based upon the specific identification method.

Bank loans held for sale- The Company may purchase senior secured and unsecured bank loans. The Company classifies these loans as held for sale and, as a result, the loans are carried at lower of cost or fair market value. If an individual loan’s fair market value is less than its cost basis, a valuation adjustment is recognized in the consolidated statement of operations and the loan’s cost basis is adjusted accordingly. A loan may recover its value up to its cost basis in the event the fair market value increases, which is also recognized in the consolidated statement of operations. Interest income is accrued based upon the outstanding principal amount of the loans and their contractual interest terms.

Derivative Financial Instruments—The Company may enter into derivative contracts, including interest rate swaps and interest rate swap forwards, as a means of mitigating the Company’s interest rate risk on forecasted interest expense associated with the benchmark rate on forecasted rollover/reissuance of repurchase agreements, or hedged items, for a specified future time period. The Company has designated these transactions as cash flow hedges. The contracts, or hedge instruments, are evaluated at inception and on an on-going basis in order to determine whether they qualify for hedge accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted (“SFAS No. 133”). The hedge instrument must be highly effective in achieving offsetting changes in the hedged item attributable to the risk being hedged in order to qualify for hedge accounting. Derivative contracts are carried on the consolidated balance sheet at fair value. Any ineffectiveness that arises during the hedging relationship is recognized in interest expense in the consolidated statement of operations. The effective portion of all contract gains and losses (whether realized or unrealized) excluding the net interest accrual is recorded in other comprehensive income or loss. Realized gains and losses on terminated contracts are maintained in accumulated other comprehensive income or loss and amortized into interest income or expense ratably over the contractual life of the terminated contract unless it is probable that the forecasted rollover/reissuance of repurchase agreements will not occur. In that case, or if the terminated contract is replaced, such that the forecasted transaction is hedged by another instrument, realized gain or loss in accumulated other comprehensive income or loss is reclassified to realized gain or loss in the consolidated statement of operations.

The net interest accrual is reflected as either interest income or expense for the period depending on the Company’s net settlement position for the period.

The Company may also enter into derivatives that do not qualify for hedge accounting under SFAS No. 133. These derivatives are carried at their fair market value with changes in value reflected in the consolidated statement of operations.

Borrowings— The Company finances the acquisition of mortgage- and asset-backed securities and other securities available for sale and the Market Square bank loans primarily through the use of repurchase agreements and securitization transactions structured as secured financings. Repurchase agreements are carried at their outstanding principal or contractual amounts including accrued interest.

Due from Brokers and Due to Brokers—Amounts due from brokers and due to brokers generally represent cash balances held with brokers as part of margin requirements related to derivatives and settlement on trades. Amounts due from brokers and due to brokers are recorded as assets and liabilities, respectively.

Income Taxes—The Company intends to elect to be taxed as a REIT and to comply with the provisions of the Code with respect thereto. Accordingly, the Company is not subject to Federal or state income tax to the extent that its distributions to stockholders satisfy the REIT requirements and certain asset, income and stock ownership tests are met.

TRS Holdings, to the extent of its taxable income, would be subject to federal and state income tax. For the three and six month periods ended June 30, 2005, TRS Holdings did not have any taxable income.

Dividend Distributions—On June 14, 2005, the Company declared a quarterly distribution of $0.35 per share of common stock, payable on July 15, 2005 to stockholders of record as of June 22, 2005. On March 31, 2005, the Company declared a quarterly distribution of $0.225 per share of common stock, payable on April 29, 2005 to stockholders of record as of March 24, 2005.

Equity Compensation—As of December 23, 2004, the Company granted 403,847 shares of restricted stock and options to purchase 1,346,156 shares of common stock to its Manager. The Company accounts for the restricted stock and stock options granted in accordance with the consensus in Issue 1 of the Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments that are issued to other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, (“EITF 96-18”). Pursuant to EITF 96-18, the stock and options were recorded at fair value in stockholders’ equity, with an off-setting entry to deferred compensation (a contra-equity account). The deferred compensation is amortized ratably over a three year tiered vesting period with the amortization expense reflected as management fee expense. The fair value of stock and options is adjusted quarterly for unvested shares. Changes in such fair value are reflected in the amortization expense recognized in that quarter and in future quarters until the stock and options are fully vested.

On May 24, 2005, the Company made a stock award to its independent directors of 12,000 shares that vested immediately. This award was also accounted for in accordance with EITF 96-18, with the fair value of the stock at the date of the grant recorded as directors’ compensation expense.

Incentive Compensation—The Management Agreement provides for the payment of an incentive fee to the Manager if the Company’s financial performance exceeds certain benchmarks. See Note 10 for further discussion on the specific terms of the computation and payment of the incentive fee.

The incentive fee will be paid in both cash and restricted stock. The cash portion of the incentive fee is accrued and expensed during the period for which it is calculated and earned. The Company accounts for the restricted stock portion of the incentive fee in accordance with SFAS No. 123, Accounting for Stock Based Compensation, and related interpretations, and EITF 96-18. No incentive fee was incurred as of June 30, 2005.

Net Earnings/Loss Per Share—The Company calculates basic net earnings/loss per share by dividing net earnings/loss for the period by weighted-average number of shares of its common stock outstanding for that period. Diluted earnings/loss per share takes into account the effect of dilutive instruments, such as stock options and restricted stock, but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding. See Note 9 for further discussion on the computation of net earnings/loss per share.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates affecting the accompanying condensed consolidated financial statements include the fair values of mortgage-backed securities and other investment securities, the fair value of interest rate swaps and interest rate swap forwards, and the fair value of perfect hypothetical interest rate swaps determined for purposes of calculating ineffectiveness under SFAS No. 133.

Concentrations of Credit Risk and Other Risks and Uncertainties—The Company’s investments are primarily concentrated in securities that pass through collections of principal and interest from underlying mortgages, and there is a risk that some borrowers on the underlying mortgages will default. Therefore, mortgage-backed securities may bear some exposure to credit losses. However, the Company mitigates credit risk by holding securities that are either guaranteed by government (or government-sponsored) agencies or are of very high credit quality rating.

The Company bears certain other risks typical in investing in a portfolio of mortgage-backed securities. Principal risks potentially affecting the Company’s consolidated financial position, consolidated results of operations and consolidated cash flows include the risks that: (a) interest rate changes can negatively affect the market value of the Company’s mortgage-backed securities, (b) interest rate changes can influence decisions made by borrowers on the mortgages underlying the securities to prepay those mortgages, which can negatively affect both cash flows from, and the market value of, the securities, and (c) adverse changes in the market value of the Company’s mortgage-backed securities and/or the inability of the Company to renew short-term borrowings can result in the need to sell securities at inopportune times and incur realized losses.

Variable Interest Entities—In December 2003, the FASB issued FIN 46R. FIN 46R addresses the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to a VIE and generally would require that the assets, liabilities and results of operations of a VIE be consolidated into the financial statements of the enterprise that has a controlling financial interest in it. The interpretation provides a framework for determining whether an entity should be evaluated for consolidation based on voting interests or significant financial support provided to the entity (“variable interests”). The Company considers all counterparties to the transaction to determine whether the counterparty is a VIE and, if so, whether the Company’s involvement with the entity results in a variable interest in the entity. If the Company is determined to have a variable interest in the entity, an analysis is performed to determine whether the Company is the primary beneficiary and remains consolidated in the accompanying consolidated financial statements.

During March 2005, the Company entered into warehouse and master participation agreements (“agreements”) with an affiliate of UBS Securities LLC (“UBS”). Upon review of the transaction, the Company determined that Market Square was a VIE under FIN 46R and that the Company was the primary beneficiary. The Company consolidated Market Square at March 31, 2005. On May 10, 2005, the UBS agreements were terminated and the warehouse funding liability was replaced with the issuance of long-term debt by Market Square. The Company owns 100% of the equity issued by Market Square and is deemed to be the primary beneficiary.

During May 2005, the Company entered into warehouse, master repurchase and pledge agreements with an affiliate of UBS providing that UBS will fund the purchase of asset-backed securities (“ABS”) by Pinetree during the warehouse period via a master repurchase agreement with a current weighted average floating rate of 3.53% at June 30, 2005. In addition, the agreements provide for a guarantee by the Company to UBS of the first $12 million in losses on the portfolio of ABS. Upon review of the transaction, the Company determined that Pinetree was a VIE under FIN 46R and that the Company was the primary beneficiary. As a result, the Company consolidated Pinetree as of June 30, 2005, even though the Company owns none of its equity. The impact of the consolidation of this VIE on the June 30, 2005 balance sheet was to:

•	Increase “Available-for-sale securities” by $156.8 million, which represents ABS held by Pinetree.

•	Increase “Interest Receivable” by $1.3 million, which represents accrued interest on the Pinetree ABS.

•	Increase “Repurchase Agreements” by $147.7 million, which represents the settlement of the Pinetree ABS.

•	Increase “Due To Broker” by $7.7 million, which represents unsettled Pinetree ABS.

The Company accrues interest income based on the contractual terms of the Pinetree ABS reflected in interest income and recognizes the repurchase agreement interest as interest expense in the consolidated statement of operations. See Note 7 for further discussion of this transaction.

3.	AVAILABLE-FOR-SALE SECURITIES

The following table summarizes the Company’s securities classified as available-for-sale as of June 30, 2005 and December 31, 2004, which are carried at fair value:

	Mortgage-Backed Securities	Other Investment Securities	Total

	(In thousands)
As of June 30, 2005:
Amortized cost	$3,991,598	$184,746	$4,176,344
Unrealized gains	6,092	2,332	8,424
Unrealized losses	(22,015)	(760)	(22,775)

Fair value	$3,975,675	$186,318	$4,161,993

As of December 31, 2004:
Amortized cost	$445,413	$—	$445,413
Unrealized gains	120	—	120
Unrealized losses	(575)	—	(575)

Fair value	$444,958	$—	$444,958

Actual maturities of mortgage-backed securities are generally shorter than stated contractual maturities. Actual maturities of the Company’s mortgage-backed securities are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal.

The following table summarizes the Company’s mortgage-backed securities on June 30, 2005 and December 31, 2004, according to their average expected life classifications:

Average Expected Life	Fair Value	Amortized Cost	Weighted Average Coupon

	(In thousands)	(In thousands)
June 30, 2005:
Less than one year	$0	$0	0.00%
Greater than one year and less than five years	497,874	502,251	4.46
Greater than five years	3,477,801	3,489,347	4.87

Total	$3,975,675	$3,991,598	4.83%

December 31, 2004:
Less than one year	$0	$0	0.00%
Greater than one year and less than five years	0	0	0.00
Greater than five years	444,958	445,413	4.44

Total	$444,958	$445,413	4.44%

The average expected lives of the mortgage-backed securities at June 30, 2005 and December 31, 2004 in the tables above are based upon data provided through subscription-based financial information services, assuming constant principal prepayment rates to the balloon or reset date for each security. The prepayment model considers current yield, forward yield, steepness of the yield curve, current mortgage rates, mortgage rate of the outstanding loan, loan age, margin and volatility. For purposes of this disclosure, average expected life is intended to reflect the estimated period of time the securities in the portfolio will remain outstanding.

The actual lives of the mortgage-backed securities in the Company’s investment portfolio could be longer or shorter than the estimates in the table above depending on the actual prepayment rates experienced over the lives of the applicable securities and are sensitive to changes in both prepayment rates and interest rates.

At June 30, 2005 and December 31, 2004, unsettled mortgage security purchases totaled $690.6 million and $117.7 million, respectively. These purchases settled in July and January 2005, respectively.

The following table shows the Company’s investments’ fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2005 and December 31, 2004:

	Less than 12 Months		Total

	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

	(In thousands)
As of June 30, 2005:

Mortgage-backed securities	$3,030,495	$(22,015)	$3,030,495	$(22,015)

Other investment securities	64,655	(760)	64,655	(760)

Total temporarily impaired securities	$3,095,150	$(22,775)	$3,095,150	$(22,775)

As of December 31, 2004:

Mortgage-backed securities	$226,068	$(575)	$226,068	$(575)

Total temporarily impaired securities	$226,068	$(575)	$226,068	$(575)

The temporary impairment of the available-for-sale securities results from the fair value of the securities falling below the amortized cost basis. As of June 30, 2005 and December 31, 2004, none of the securities held had been downgraded by a credit rating agency since their purchase. Management intends to hold the securities until the fair value of the securities held is recovered, which may be maturity if necessary. As such, management does not believe any securities held are other-than-temporarily impaired at June 30, 2005 and December 31, 2004.

4.	HELD-TO-MATURITY SECURITIES

The Company did not hold any held-to-maturity securities as of June 30, 2005. The following table summarizes the Company’s held-to-maturity securities as of December 31, 2004, which are carried at amortized cost:

Debt securities issued by US Treasury and Government Agencies

(In thousands, except percentage)

Cost	$100,075
Accretion	50

Amortized cost	$100,125

All held-to-maturity securities had maturities of less than one year.

5.	TRADING SECURITY

The Company holds a trading security as of June 30, 2005, carried at a fair value of approximately $5.0 million. Unrealized trading gains were recognized on the security for the three and six month periods ended June 30, 2005 in the amount of $576,000 and $503,000, respectively. The Company did not hold any trading securities as of December 31, 2004.

6.	BANK LOANS HELD FOR SALE

At June 30, 2005, DTC held bank loans with a carrying value of $49.9 million and Market Square held bank loans with a carrying value of $242.4 million. Market Square recorded a valuation allowance against its loan balance of $633 thousand based on analysis of the loan portfolio and secondary market prices. The Company held no bank loans at December 31, 2004. See Note 8 for discussion of borrowings.

At June 30, 2005, the Company had commitments to fund additional bank loans in the amount of $2.9 million. The timing and amount of these additional fundings are at the discretion of the borrower. The Company had no commitments to fund additional bank loans at December 31, 2004.

7.	ASSET-BACKED SECURITIES CDO TRANSACTION

In May 2005, the Company entered into an agreement with UBS who will serve as structurer and placement agent with respect to the structuring, marketing and placement of several classes of notes to be issued by Pinetree. The Company agreed to purchase 100% of the equity interest of Pinetree, to be issued as preference shares, for a purchase price of $12 million. The notes issued by Pinetree will be secured by a portfolio of ABS.

The Company also entered into a warehouse agreement with an affiliate of the underwriter to finance the acquisition of up to $300 million of ABS by Pinetree. Under the terms of the repurchase agreement, prior to the issuance of the Pinetree notes, the Company is entitled to the accrued interest on the ABS in excess of the financing rate, which at June 30, 2005 is a weighted average of 3.53%. If the Pinetree transaction is not consummated or any of the ABS are sold prior to the closing of the Pinetree transaction, the Company is entitled to bear any resulting gain or collateral loss. The Company is not liable for collateral losses in excess of the agreed-upon purchase price of the Pinetree preference shares of $12 million.

8.	BORROWINGS

The Company has entered into repurchase agreements with third party financial institutions and securitization transactions structured as secured financings to finance most of its mortgage- and asset-backed and other securities and bank loans. Each of the financing vehicles bear floating interest rates based on a spread above LIBOR. The repurchase agreements are short-term borrowings that bear interest rates that have historically moved in close relationship to the one-month, two-month or three-month LIBOR. At June 30, 2005 and December 31, 2004, the Company had repurchase agreements outstanding in the amount of $3.2 billion and $317.8 million, respectively, with weighted-average borrowing rates of 3.19% and 2.47%, respectively.

At June 30, 2005 and December 31, 2004, the repurchase agreements had remaining weighted average maturities of 32 and 59 days, respectively and are summarized below:

	June 30, 2005	December 31, 2004

	(In thousands, except percentage)
Mortgage-backed securities:
Amortized cost of securities sold, including accrued interest	$3,060,973	$328,923
Fair market value of securities sold, including accrued interest of $12,020 and $1,198, respectively	$3,054,409	$328,834
Repurchase agreement liabilities associated with these securities	$3,062,201	$317,810
Average interest rate of repurchase agreement liabilities	3.17%	2.47%

Other investment securities:
Cost of securities sold, including accrued interest	$177,313	—
Fair market value of securities sold, including accrued interest of $1,618	$178,883	—
Repurchase agreement liabilities associated with these securities	$160,785	—
Average interest rate of repurchase agreement liabilities	3.57%	—

At June 30, 2005 and December 31, 2004, the repurchase agreements had amounts at risk with the following counterparties:

Repurchase Agreement Counterparties	Amount at Risk(1)		Weighted-Average Remaining Maturity of Repurchase Agreement in Days
	June 30, 2005	December 31, 2004	June 30, 2005	December 31, 2004

	(In Thousands)

Bear Stearns & Co., Inc.	$(2,465)	$ 3,793	27	59
Cantor Fitzgerald Securities	190		28
Countrywide Securities Corp.	6,927	7,231	32	59
Credit Suisse First Boston LLC	592		25
Lehman Brothers Inc.	97		25
Morgan Stanley & Co. Incorporated	(11,337)		25
Nomura Securities International	6,937		54
UBS Securities LLC	9,365		34

Total	$10,306	$ 11,024

(1) Equal to the fair value of securities sold, plus accrued interest income, minus repurchase agreement liabilities, plus accrued interest expense.

Net proceeds of $363.5 million from the Company’s public share offering received on July 5, 2005 were used to repay repurchase agreement obligations of $406.0 million that matured during the period from July 7, 2005 to July 25, 2005. The remainder of the repayments were made from cash on hand. Amounts repaid were subsequently reborrowed.

On May 10, 2005, the warehouse agreements with UBS were terminated and the funding liability was replaced with the issuance of long-term debt by Market Square.

The following table summarizes the Company's long-term debt as of June 30, 2005. There was no long-term debt outstanding at December 31, 2005.

Issue	Principal Amount	Rate

Class A Senior Secured Floating Rate Note, Due 2017	$232,500	3.62%
Class B Second Priority Deferrable Floating Rate Note, Due 2017	27,000	4.13%
Class C Third Priority Deferrable Floating Rate Note, Due 2017	8,250	5.26%
Class D Fourth Priority Deferrable Floating Rate Note, Due 2017	8,250	8.11%

	$276,000

9.	CAPITAL STOCK AND EARNINGS PER SHARE

On December 23, 2004, the Company completed a private offering of 26,923,139 shares of common stock, $0.001 par value at an offering price of $15 per share, including the purchase of 256,472 shares of common stock by the initial purchasers/placement agents pursuant to their over-allotment option. The Company received proceeds from these transactions in the amount of $378.9 million, net of underwriting discounts and commissions, placement agent fees and other offering costs.

In addition, on December 23, 2004 the Company granted 403,847 shares of restricted common stock, par value $0.001 and options to purchase 1,346,156 common shares at an exercise price of $15 per share, to the Manager (see Note 16). The Company’s restrictions lapse and full rights of ownership vest for one-third of the shares and options on the first anniversary of the grant date, for one-third of the shares and options on the second anniversary and for the last one-third of the shares and options on the third anniversary. Vesting is predicated on the continuing involvement of the Manager in providing services to the Company.

On June 28, 2005 the Company completed a public offering of 25,000,000 shares of common stock, $.001 par value at an offering price of $16 per share, including sale of 679,285 shares by selling stockholders in the private offering. The Company received proceeds from this transaction in the amount of $365.7 million, net of underwriting discounts and commissions and placement agent fees, on July 5, 2005. The Company incurred other offering costs of $2.2 million associated with the offering, primarily for printing and legal costs.

The fair value of the shares of restricted stock as of June 30, 2005 was $6,336,000, of which $1,924,000 was expensed as management fee expense for the six month period ended June 30, 2005. The fair value of the total option grant as of June 30, 2005 was $1,023,000, of which $322,000 was expensed as management fee expense for the six month period ended June 30, 2005. The fair value of each option grant at June 30, 2005 is $0.76. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions as of June 30, 2005: dividend yield of 9.25 percent; expected volatility of 21.29 percent, risk-free interest rate of 3.915 percent; and expected life of 9.5 years.

The fair value of the shares of restricted stock as of December 31, 2004 was $6,058,000, of which $91,000 was expensed as management fee expense for the period ended December 31, 2004. The fair value of the total option grant as of December 31, 2004 was $262,500, of which $4,000 was expensed as management fee expense for the period ended December 31, 2004. The fair value of each option grant at December 31, 2004 is $0.195. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions as of December 31, 2004: dividend yield of 13.80 percent; expected volatility of 22.83 percent, risk-free interest rate of 4.247 percent; and expected life of 10 years.

The following table presents a reconciliation of basic and diluted earnings per share for the quarter and six month period ended June 30, 2005 (in thousands except per share amounts):

	Three months ended June 30, 2005	Six months ended June 30, 2005

Basic:
Net income	$6,849	$12,746

Weighted-average number of common shares outstanding	27,463	27,194

Basic net income per share	$0.25	$0.47

Diluted:
Net income	$6,849	$12,746

Weighted-average number of common shares outstanding	27,463	27,194
Additional shares due to assumed conversion of dilutive instruments	92	61

Adjusted weighted-average number of common shares outstanding	27,555	27,255

Diluted net income per share	$0.25	$0.47

Potentially dilutive shares for the three and six month periods ended June 30, 2005 of 28,721 and 30,954, respectively, relating to stock options are not included in the calculation of diluted net income per share because the effect is anti-dilutive.

10.	THE MANAGEMENT AGREEMENT

The Management Agreement with the Manager provides, among other things, that the Company will pay to the Manager, in exchange for investment management and certain administrative services, certain fees and reimbursements, summarized as follows:

•	A monthly base management fee equal to 1/12 of equity multiplied by 1.75%. Equity as defined by the Management Agreement represents net proceeds from any issuance of common shares less other offering related costs plus or less the Company’s retained earnings (excluding non-cash equity compensation incurred in current or prior periods) less any amounts the Company paid for common share repurchases. The calculation may be adjusted for one-time events due to changes in accounting principles generally accepted in the United States of America (“GAAP”) as well as other non-cash charges upon approval of the independent directors of the Company.

•	Incentive compensation based on the product of 1) 25% of the dollar amount by which A) the Company’s net income (before incentive compensation) for a quarter per common share (based on weighted average number of actual shares outstanding) exceeds B) an amount equal to i) the weighted average share price of common shares in the initial offering and subsequent offerings of the Company, multiplied by ii) the greater of a) 2.00% and b) 0.50% plus one-fourth of the Ten Year Treasury rate for such quarter, multiplied by 2) the weighted average number of common shares outstanding for the quarter. The calculation may be adjusted for one-time events due to changes in GAAP as well as other non-cash charges upon approval of the independent directors of the Company.

•	Out-of-pocket expenses and certain other costs incurred by the Manager and related directly to the Company.

The base management fee is paid monthly in arrears.

The incentive compensation will be paid quarterly. Eighty-five percent of the incentive compensation will be paid to the Manager in cash and fifteen percent will be paid in the form of a restricted stock award. The Manager may elect to receive more than 15% of incentive compensation in the form of common shares. The Manager’s ownership percentage, direct and indirect, cannot exceed 9.8%. All shares are fully vested upon issuance, provided that the Manager agrees not to sell such shares prior to the date that is one year after the date the shares are due and payable. Shares payable as incentive compensation shall be valued as follows:

1)	if such shares are traded on a securities exchange, the value shall be deemed to be the average of the closing prices of the shares on such exchange over the thirty day period ending three days prior to the issuance of such shares;

2)	if such shares are actively traded over-the-counter, the value shall be deemed to be the average of the closing bid or sales price as applicable over the thirty day period ending three days prior to the issuance of such shares; and

3)	if there is no active market for such shares, the value shall be the fair market value thereof, as reasonably determined in good faith by the Board of Directors of the Company.

The initial term of the Management Agreement goes through December 31, 2007 and shall be automatically renewed for a one year term thereafter. With a two-thirds vote of the independent directors, the independent directors may elect not to renew because of either of the following:

•	Unsatisfactory performance; and/or

•	Unfair compensation payable to the Manager and fair compensation cannot be agreed upon between two-thirds of the independent directors and the Manager;

In the event that the Agreement is terminated based on the provision discussed above, the Company shall pay to the Manager a termination fee equal to the amount of two times the sum of the average annual based management fee and the average annual incentive compensation earned by the Manager during the two 12-month periods immediately preceding the date of such termination.

The base management fee for the three and six month periods ended June 30, 2005 was approximately $1.7 million and $3.4 million, respectively. Amortization for the three and six month periods ended June 30, 2005 of approximately $1.3 million and $2.2 million, respectively, related to the restricted stock and stock options granted to the Manager was included in Management fee expense to related party in the consolidated statement of operations. See footnote 9 for additional information regarding the grant to the Manager. No incentive fee was earned by the Manager for the three and six month periods ended June 30, 2005.

11.	RELATED-PARTY TRANSACTIONS

At June 30, 2005 and December 31, 2004, the Company was indebted to the Manager for base management fees of approximately $572,000 and $160,000, respectively. This amount is included in management fee payable.

The company that owns a majority interest in the Manager purchased 1,000,000 shares of the Company for $15,000,000 in the December 2004 private offering, representing an ownership interest of 1.9% as of June 30, 2005 and 3.7% as of December 31, 2004 in the Company. Certain members of the executive management team of the Manager and its affiliates owned 165,414 and 115,114 shares of the Company at June 30, 2005 and December 31, 2004, representing an ownership percentage of 0.3% and 0.4%, respectively. Shares owned at December 31, 2004 were purchased at the same price and terms as those shares purchased by third-party investors in the December 2004 private offering and subsequent acquisitions were open-market purchases.

12.	FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107, Disclosure About Fair Value of Financial Instruments, requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value. The fair value of held-to-maturity securities approximates the amortized cost presented in the consolidated balance sheet as of December 31, 2004 due to the short-term nature of the investment and the accretion being based on the market yield for such investments. The fair value of mortgage-backed securities available-for-sale and derivatives is equal to their respective carrying value presented in the consolidated balance sheets. The fair value of cash and cash equivalents, interest receivable, repurchase agreements, due to broker, and payables, approximates carrying value as of June 30, 2005 and December 31, 2004 due to the short-term nature of these instruments.

13.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The following is a summary of the components of accumulated other comprehensive loss as of June 30, 2005 and December 31, 2004:

	June 30, 2005	December 31,2005

	(In thousands)

Beginning balance	$(704)	$—

Available-for-sale securities:
Unrealized loss on securities	(14,893)	(455)
Reclassification adjustment for securities sold	1,003	—
Cash flow hedges:
Unrealized net gain (loss) on hedges	747	(249)
Deferred gain (loss) on hedges	1,230	—

Ending balance	$(12,617)	$(704)

14.	INTEREST RATE RISK

The Company’s primary component of market risk is interest rate risk. The Company is subject to interest rate risk in connection with its investments in hybrid adjustable-rate mortgage-backed securities, its related debt obligations, which are repurchase agreements of limited duration that are periodically refinanced at current market rates, and its derivative contracts.

The Company’s strategy includes funding its investments in long-term, hybrid adjustable-rate mortgage-backed securities with short-term borrowings under repurchase agreements. During periods of rising interest rates, the borrowing costs associated with those hybrid adjustable rate mortgage-backed securities tend to increase while the income earned on such hybrid adjustable-rate mortgage-backed securities (during the fixed-rate component of such securities) may remain substantially unchanged. This results in a narrowing of the net interest spread between the related assets and borrowings and may even result in losses.

The Company may use interest rate swaps and interest rate swap forwards to manage interest rate risk. The effectiveness of any derivative transactions will depend significantly upon whether the Company correctly quantifies the interest rate risk being hedged, execution of and ongoing monitoring of the Company’s hedging activities, and the treatment of such hedging activities for accounting purposes.

The Company intends to fund a substantial portion of its acquisitions of hybrid adjustable-rate mortgage-backed securities with borrowings that have interest rates based on indices and repricing terms similar to, but of shorter maturities than, the interest rate indices and repricing terms of the mortgage-backed securities. Thus, the Company anticipates that in most cases the interest rate indices and repricing terms of its mortgage assets and its funding sources will not be identical, thereby creating an interest rate mismatch between assets and liabilities. Therefore, the Company’s cost of funds would likely rise or fall more quickly than would the Company’s earnings rate on assets. During periods of changing interest rates, such interest rate mismatches could negatively impact the Company’s consolidated financial condition, consolidated cash flows and consolidated results of operations. To mitigate interest rate mismatches, the Company may utilize hedging strategies discussed above and further in Note 15.

Changes in interest rates can also have a significant impact on the prepayment rate of mortgage-backed securities. Prepayments are the full or partial repayment of principal prior to the original term to maturity of a mortgage loan and typically occur due to refinancing of mortgage loans. Prepayment rates for existing mortgage-backed securities generally increase when prevailing interest rates fall below the market rate existing when the underlying mortgages were originated.

15.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company seeks to mitigate its interest rate risk exposure to the effects of major interest rate changes. Such interest rate risk may arise from the issuance and forecasted rollover of short-term liabilities with fixed rate cash flows or from liabilities with a contractual variable rate based on LIBOR. The Company may use interest rate swaps and interest rate forwards to manage this interest rate risk. Derivative instruments are carried at fair value.

The following table is a summary of hedging derivative instruments held as of June 30, 2005:

	Unrealized Gains	Unrealized Losses	Estimated Fair Value

	(In thousands)

Interest Rate Swaps	$4,960	$(4,475)	$485
Interest Rate Swap Forwards	93	(94)	(1)

	$5,053	$(4,569)	$484

The following table is a summary of hedging derivative instruments held as of December 31, 2004:

	Unrealized Gains	Unrealized Losses	Estimated Fair Value

	(In thousands)

Interest Rate Swaps	$—	$(225)	$(225)
Interest Rate Swap Forwards	—	(51)	(51)

	$—	$(276)	$(276)

Cash Flow Hedging Strategies—Hedging instruments are designated as cash flow hedges, as appropriate, based upon the specifically identified exposure, which may be an individual item or a group of similar items. The hedged transaction is the forecasted interest expense on forecasted rollover/reissuance of repurchase agreements for a specified future time period and the hedged risk is the variability in those payments due to changes in the benchmark rate. Hedging transactions are structured at inception so that the notional amounts of the hedges are matched with an equal amount of repurchase agreements forecasted to be outstanding in that specified period for which the borrowing rate is not yet fixed. Cash flow hedging strategies include the utilization of interest rate swaps and interest rate forwards. Any ineffectiveness, which arises during the hedging relationship, is recognized in interest expense during the period in which it arises. Prior to the end of the specified hedge period, the effective portion of all contract gains and losses is recorded in other comprehensive income or loss. Realized gains and losses due to net settlements on the hedging instruments are reclassified into earnings as an adjustment to interest expense during the specified hedge time period. Hedging instruments under these strategies are deemed to be broadly designated to the outstanding repurchase portfolio and the forecasted rollover thereof. At June 30, 2005 and December 31, 2004, the maximum length of time over which the Company is hedging its exposure is 10 years and 3 years, respectively.

The Company may use interest rate swaps and interest rate swap forwards to hedge the forecasted interest expense associated with the benchmark rate on forecasted rollover/reissuance of repurchase agreements for the period defined by maturity of the interest rate swap. Cash flows that occur each time the swap is repriced will be associated with forecasted interest expense for a specified future period.

For the three and six month periods ended June 30, 2005, the Company recognized a increase to interest expense of $272,000 and a decrease to interest expense of $13,000, respectively, due to ineffectiveness. As of June 30, 2005, the notional amounts outstanding on interest rate swap and interest rate swap forward contracts were $1.7 billion and $392 million, respectively. As of December 31, 2004, the notional amounts of outstanding on interest rate swap and interest rate swap forward contracts were $154.1 million and $86.6 million, respectively.

The Company held certain derivatives that did not qualify for hedge accounting as of June 30, 2005. These derivatives consisted of one interest rate swap entered into in March 2005 with a notional amount of $73.3 million that was entered into to serve as an economic hedge against changes in fair value due to interest rate movements on a security classified as trading. Accordingly, changes in fair value of this derivative are recorded in the consolidated statement of operations. As of June 30, 2005, this interest rate swap had a fair value of $(1.0 million). The Company also holds a swaption, an option to enter into an interest rate swap. As of June 30, 2005, this swaption had a fair value of $186,000. The Company held no swaptions at December 31, 2004. In addition, the Company held eleven credit default swaps, as the protection seller, with a notional amount of $29 million. A credit default swap, or CDS, is a financial instrument used to transfer the credit risk of a reference entity from one party to another for a specified period of time. In a standard CDS contract, one party, referred to as the protection buyer, purchases credit default protection from another party, referred to as the protection seller, for a specific notional amount of obligations of a reference entity. For this protection, the protection buyer pays a premium to the protection seller. The premium is generally paid quarterly in arrears, but may be paid in full upfront in the case of a CDS with a short maturity. Generally, if a credit event occurs during the term of the CDS, the protection seller pays the protection buyer the notional amount and takes delivery of the reference entitiy’s obligation. CDS are generally unconditional, irrevocable and noncancellable. As of June 30, 2005, these CDS had a fair value of $(206,000). The Company held no CDS at December 31, 2004. For the three and six month periods ended June 30, 2005, the unrealized gain on the CDS portfolio was $32,000 and $100,000 and the unrealized loss was $299,000 and $306,000, respectively.

16.	STOCK INCENTIVE PLAN

Upon formation of the Company, the 2004 stock incentive plan (the “Plan”) was adopted for the purpose of attracting and retaining executive officers, employees, directors and other persons and entities that provide services to the Company. The stock incentive plan authorizes the issuance of options to purchase common stock and the grant of stock awards, performance shares and stock appreciation rights.

Up to 2,692,313 shares of common stock are available for issuance under the stock incentive plan. The share authorization, the incentive stock option limit and the terms of outstanding awards will be adjusted as the board of directors determines is appropriate in the event of a stock dividend, stock split, reclassification of shares or similar events. Upon completion of the December 2004 private offering, the Company granted the Manager 403,847 shares of restricted stock and options to purchase 1,346,156 shares of common stock with an exercise price of $15.00 per share under the Plan. On May 24, 2005, the Company granted its independent directors 12,000 shares of stock under the Plan.

*****

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

      Except where the context suggests otherwise, the terms “we”, “us” and “our” refer to Deerfield Triarc Capital Corp. and its subsidiaries.

Forward-Looking Statements

      Certain information contained in this Quarterly Report on Form 10-Q constitutes “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are based on our current expectations, estimates and projections. Pursuant to those sections, we may obtain a “safe harbor” for forward-looking statements by identifying those and by accompanying those statements with cautionary statements, which identify factors that could cause actual results to differ from those expressed in the forward-looking statements. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. The words “believe,” “anticipate,” “intend,” “aim,” “expect,” “strive,” “plan,” “estimate,” and “project,” and similar words identify forward-looking statements. Such statements are not guarantees of future performance, events or results and involve potential risks and uncertainties. Accordingly, actual results and the timing of certain events could differ materially from those addressed in forward-looking statements due to a number of factors including, but not limited to, changes in interest rates and market values, changes in prepayment rates, general economic conditions, and other factors not presently identified. Other factors that may impact our actual results are discussed in our Registration Statement on Form S-11 (Registration No. 333-123762) under the section titled “Risk Factors”. We do not undertake, and specifically disclaim, any obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

Overview

      We are a specialty finance company formed in November 2004 to invest in real estate-related securities and various other asset classes. We commenced operations in December 2004. We will elect and intend to qualify to be taxed as a real estate investment trust, or REIT, for federal income tax purposes. We invest in financial assets and intend to construct an investment portfolio that is leveraged where appropriate to seek to achieve attractive risk-adjusted returns and that is structured to comply with the various federal income tax requirements for REIT status and to qualify for an exemption from the Investment Company Act of 1940, as amended, or 1940 Act. We plan to focus on the following asset classes:

•	Real estate-related securities, principally residential mortgage-backed securities or RMBS, and commercial mortgage-backed securities or CMBS;

•	Other asset-backed securities or ABS, including collateralized debt obligations or CDO, and consumer ABS;

•	Bank loans, including senior secured and unsecured loans, and related derivatives, including credit default swaps on senior secured loans; and

•	Leveraged finance instruments, including corporate mezzanine loans, high yield corporate bonds, distressed and stressed debt securities and private or registered equity investments.

      We completed a private offering of 26,923,139 shares of our common stock in December 2004 in which we raised net proceeds of approximately $378.9 million. We completed our initial public offering of 25,000,000 shares of our common stock, including 24,320,715 newly issued shares sold by us and 679,285 shares sold by selling stockholders, in June 2005 in which we raised net proceeds of approximately $363.5 million. We have fully invested the proceeds of our December 2004 private offering and at June 30, 2005, we have a portfolio of RMBS and other alternative investments of $4.5 billion. We have applied the proceeds of the recent public offering to pay down repurchase agreement obligations to create additional leveraging capacity. We are externally managed by Deerfield Capital Management LLC, or Deerfield Capital, a fixed income asset manager and a Securities and Exchange Commission, or SEC, registered investment adviser. Deerfield Capital is a wholly-owned subsidiary of Deerfield & Company LLC, or Deerfield.

      We earn revenues and generate cash through our investments. We use a substantial amount of leverage to seek to enhance our returns. We finance each of our investments with different degrees of leverage. The cost of borrowings to finance our investments comprises a significant portion of our operating expenses. Our net income will depend on our ability to control this particular operating expense in relation to our revenues.

A variety of industry and economic factors may impact our financial condition and operating performance. These factors include:

•	interest rate trends,

•	rates of prepayment on mortgages underlying our mortage-backed securities, or MBS,

•	competition, and

•	other market developments.

In addition, a variety of factors relating to our business may also impact our financial condition and operating performance. These factors include:

•	our leverage,

•	our access to funding and borrowing capacity,

•	our borrowing costs,

•	our hedging activities,

•	changes in the credit ratings of the loans, securities, and other assets we own,

•	the market value of our investments, and

•	REIT requirements and the requirements to qualify for an exemption under the 1940 Act.

      Our income is generated primarily from the net spread, or difference, between the interest income we earn on our investment portfolio and the cost of our borrowings and hedging activities. Our net interest income will vary based upon, among other things, the difference between the interest rates earned on our various interest-earning assets and the borrowing costs of the liabilities used to finance those investments.

      We leverage our investments to seek to enhance our potential returns. Leverage can enhance returns but also magnifies losses.

      We anticipate that, for any period during which our assets are not match-funded, such assets will reprice more slowly than the corresponding liabilities. Consequently, changes in interest rates, particularly short-term interest rates, may significantly influence our net income. Increases in these rates will tend to decrease our net income and the market value of our assets, and could possibly result in operating losses for us or limit or eliminate our ability to make distributions to our stockholders.

      The yield on our assets may be affected by a difference between the actual prepayment rates and our projections. Prepayments on loans and securities may be influenced by changes in market interest rates and a variety of economic, geographic and other factors beyond our control, and consequently, such prepayment rates cannot be predicted with certainty. To the extent we have acquired assets at a premium or discount, a change in prepayment rates may impact our anticipated yield. Under certain interest rate and prepayment scenarios we may fail to recoup fully our cost of acquisition of certain assets.

      In periods of declining interest rates, prepayments on our investments, including our RMBS, will likely increase. If we are unable to reinvest the proceeds of such prepayments at comparable yields, our net interest income may suffer. In periods of rising interest rates, prepayment rates on our investments, including our RMBS, will likely slow, causing the expected lives of these investments to increase. This may cause our net interest income to decrease as our borrowing and hedging costs rise while our interest income on those assets remain constant.

      While we use hedging to mitigate some of our interest rate risk, we do not hedge all of our exposure to changes in interest rates and prepayment rates, as there are practical limitations to our ability to insulate the portfolio from all of the negative consequences associated with changes in short-term interest rates while still seeking to provide an attractive net spread on our portfolio.

      In addition, our returns will be affected by the credit performance of our non-agency investments. If credit losses on our investments or the loans underlying our investments increase, it may have an adverse affect on our performance.

      Deerfield Capital is entitled to receive a base management fee that is based on the amount of our equity (as defined in the management agreement), regardless of the performance of our portfolio. Accordingly, the payment of our management fee is a fixed cost and will not decline in the event of a decline in our profitability and may lead us to incur losses.

Trends

       The following trends may also affect our business:

      Rising interest rate environment.  Interest rates have recently increased and may continue to increase. With respect to our existing MBS portfolio, which is heavily concentrated in 3-1 and 5-1 hybrid adjustable rate RMBS, such interest rate increases should result in decreases in our net interest income, as there is a timing mismatch between the reset dates on our MBS portfolio and the financing of these investments. We currently have invested and intend to continue to invest in hybrid adjustable-rate RMBS which are based on mortgages with interest rate caps. The financing of these RMBS is short term in nature and does not include an interest rate cap. This mismatch should result in a decrease in our net interest income if rates increase sharply after the initial fixed rate period and our interest cost increases more than the interest rate earned on our RMBS due to the cap. With respect to our existing and future floating rate investments such as bank loans, such interest rate increases should result in increases in our net interest income because our floating rate assets are greater in amount than the related liabilities. Similarly, such an increase in interest rates should generally result in an increase in our net interest income on future fixed rate investments made by us because our fixed rate assets would be greater in amount than our liabilities. However, we would expect that our fixed rate assets would decline in value in a rising interest rate environment and our net interest spreads on fixed rate assets could decline in a rising interest rate environment to the extent they are financed with floating rate debt. We have engaged in interest rate swaps to hedge a significant portion of the risk associated with increases in interest rates. However, because we do not hedge 100% of the amount of short-term financing outstanding, increases in interest rates should result in a decline in the value of our portfolio, net of hedges. Similarly, decreases in interest rates should result in an increase in the value of our portfolio.

      Flattening yield curve.  Short-term interest rates have been increasing at a greater rate than longer term interest rates. For example, between December 31, 2004 and June 30, 2005, the yield on the three-month U.S. treasury bill increased by 90 basis points, while the yield on the three-year U.S. treasury note increased by only 42 basis points. With respect to our RMBS portfolio, we believe that a continued flattening of the shape of the yield curve should result in decreases in our net interest income, as the financing of our RMBS investments is usually shorter in term than the fixed rate period of our RMBS portfolio, which is heavily weighted towards 3-1 and 5-1 hybrid adjustable rate RMBS. Similarly, we believe that a steepening of the shape of the yield curve should result in increases in our net interest income. A flattening of the shape of the yield curve results in a smaller gap between the rate we pay on the swaps and the rate we receive. Furthermore, a continued flattening of the shape of the yield curve should result in a decrease in our hedging costs, since we pay a fixed rate and receive a floating rate under the terms of our swap agreements. Similarly, a steepening of the shape of the yield curve should result in an increase in our hedging costs.

       Prepayment rates. Prepayment rates generally increase when interest rates fall and decrease when interest rates rise, but changes in prepayment rates are difficult to predict. Prepayment rates also may be affected by other factors, including, without limitation, conditions in the housing and financial markets, general economic conditions and the relative interest rates on adjustable-rate and fixed-rate mortgage loans. Because interest rates may continue to increase, RMBS prepayment rates may fall. If interest rates begin to fall, triggering an increase in prepayment rates, our current portfolio, which is heavily weighted towards hybrid adjustable-rate mortgages, would cause decreases in our net interest income relating to our RMBS portfolio.

      Competition.  We expect to face increased competition for our targeted investments due to potential further tightening of credit spreads. However, we expect that the size and growth of the market for these investments will continue to provide us with a variety of investment opportunities. In addition, it is likely that bank lenders will continue their historical lending practices, requiring low loan-to-value ratios and high debt service coverages, which will provide opportunities to lenders like us to provide corporate mezzanine financing.

      Credit spreads.  The credit markets have experienced tight credit spreads due to the robust demand for credit and continued economic recovery. With respect to our credit portfolio, which includes bank loans, mezzanine and second lien loans, preferred shares and other corporate securities and accounts for approximately six percent of our total portfolio as of June 30, 2005, a narrowing of credit spreads could result in decreases in the net interest income on future credit investments.

      For a discussion of additional risks relating to our business see Item 3 – “Quantitative and Qualitative Disclosures About Risk.”

Critical Accounting Policies

      Our financial statements are prepared in accordance with generally accepted accounting principles in the United States, or GAAP. These accounting principles require us to make some complex and subjective decisions and assessments. Our most critical accounting policies involve decisions and assessments that could affect our reported assets and liabilities, as well as our reported revenues and expenses. We believe that all of the decisions and assessments upon which our financial statements are based were reasonable at the time made based upon information available to us at that time. We rely on Deerfield Capital’s experience and analysis of historical and current market data in order to arrive at what we believe to be reasonable estimates. See Note 2 to the condensed consolidated financial statements for a complete discussion of our significant accounting policies. Under different conditions, we could report materially different amounts arising under these critical accounting policies. We have identified our most critical accounting policies to be the following:

Classifications of Investment Securities

      Our investments in MBS and ABS are primarily classified as available-for-sale securities that are carried on the balance sheet at their fair value. This classification results in changes in fair value being recorded as balance sheet adjustments to accumulated other comprehensive income or loss, which is a component of stockholders’ equity.

Valuations of RMBS and ABS

      Our MBS and ABS have fair values as determined with reference to price estimates provided by independent pricing services and dealers in the securities. Different judgments and assumptions used in pricing could result in different presentations of value.

      When the fair value of an available-for-sale security is less than its amortized cost for an extended period, we consider whether there is an other-than-temporary impairment in the value of the security. If, in our judgment, an other-than-temporary impairment exists, the cost basis of the security is written down to the then-current fair value, and the unrealized loss is transferred from accumulated other comprehensive loss as an immediate reduction of current earnings (as if the loss had been realized in the period of other-than-temporary impairment). The determination of other-than-temporary impairment is a subjective process, and different judgments and assumptions could affect the timing of loss realization.

We consider the following factors when determining an other-than-temporary impairment for a security or investment:

•	the length of time and the extent to which the market value has been less than the amortized cost;

•	whether the security has been downgraded by a rating agency; and

•	our intent to hold the security for a period of time sufficient to allow for any anticipated recovery in market value.

      The determination of other-than-temporary impairment is made at least quarterly. If we determine an impairment to be other than temporary we will need to realize a loss that would have an impact on future income. We have aggregate unrealized holding losses on available-for-sale securities of $22.8 million as of June 30, 2005, which, if not recovered, may result in the recognition of future losses.

Interest Income Recognition

      Interest income on our MBS is accrued based on the actual coupon rate and the outstanding principal amount of the underlying mortgages. Premiums and discounts are amortized or accreted into interest income over the lives of the securities using a method that approximates the effective yield method based on Statement of Financial Accounting Standards, or SFAS, No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases. If our estimate of prepayments is incorrect, we may have to adjust the amortization or accretion of premiums and discounts, which would impact future income. Net premium amortization expense recognized for the three- and six-month periods ended June 30, 2005 was $3.1 million and $4.3 million, respectively.

      The amount of premium amortization we recognize is dependent on estimated prepayment rates on underlying securities. Prepayment rates generally increase when interest rates fall and decrease when interest rates rise, but changes in prepayment rates are difficult to predict. Prepayment rates also may be affected by other factors, including, without limitation, conditions in the housing and financial markets, general economic conditions and the relative interest rates on adjustable-rate and fixed-rate mortgage loans. We have estimated prepayment rates based on historical data and consideration of current market conditions. Our total premium amortization expense for the three months and six months ended June 30, 2005 was $3.1 million and $4.3 million, respectively. As of June 30, 2005, we had approximately $51.2 million of unamortized premium included in the cost basis of our available for sale securities. Our current average expected life of the portfolio is 6.2 years. Accordingly, under current estimates, the unamortized premium will be substantially amortized into interest income over that time period. We expect amortization expense recorded in interest income to increase in future quarters due to the ramp up of our portfolio and the varying purchase dates of the underlying securities.

Bank Loans Held for Sale

      Our investments in bank loans are classified as held for sale and carried on the balance sheet at the lower of cost or fair market value. We determine fair value using price estimates provided by an independent pricing service. If an individual loan’s fair market value is below its cost, a valuation adjustment is recognized in our statement of operations and the loan’s cost basis is adjusted. The reduction to the cost basis of our bank loan portfolio for the three- and six-month periods ended June 30, 2005 was $0.3 million and $0.6 million, respectively. We accrue interest income based on the outstanding principal amounts of the loans and their contractual interest terms.

Accounting For Derivative Financial Instruments and Hedging Activities

      Our policies permit us to enter into derivative contracts, including interest rate swaps and interest rate swap forwards, as a means of mitigating our interest rate risk on forecasted interest expense associated with the benchmark rate on forecasted rollover/reissuance of repurchase agreements, or hedged items, for a specified future time period. We currently intend to use interest rate derivative instruments to mitigate interest rate risk rather than to enhance returns.

      At June 30, 2005, we had engaged in 104 interest rate swaps with a notional value of $2.1 billion and a fair value of $0.5 million to seek to mitigate our interest rate risk for the specified future time period, which is defined as the term of the swap contracts. Based upon the market value of these interest rate swap contracts, our counterparties may request additional margin collateral or we may request additional collateral from our counterparties to ensure that appropriate margin account balance is maintained at all times through the expiration of the contracts.

      These contracts, or hedge instruments, have been designated as cash flow hedges and are evaluated at inception and on an ongoing basis in order to determine whether they qualify for hedge accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted. We formally document all relevant relationships between hedging instruments and hedged items, as well as our risk-management objective and strategy for undertaking each hedge transaction. The hedge instrument must be highly effective in achieving offsetting changes in the hedged item attributable to the risk being hedged in order to qualify for hedge accounting. In order to determine whether the hedge instrument is highly effective, we use regression methodology to assess the effectiveness of our hedging strategies. The derivative contracts are carried on the balance sheet at fair value. Any ineffectiveness which arises during the hedging relationship is recognized in interest expense during the period in which it arises. Prior to the end of the specified hedge time period the effective portion of all contract gains and losses is recorded in other comprehensive income or loss. Realized gains and losses are reclassified into earnings as an adjustment to interest expense during the specified hedge time period.

      We are not required to account for the derivative contracts using hedge accounting as described above. If we decide not to designate the derivative contracts as hedges and to monitor their effectiveness as hedges, or if we enter into other types of financial instruments that do not meet the criteria to be designated as hedges, changes in the fair values of these instruments would affect earnings. As of June 30, 2005, we held one undesignated interest rate swap and eleven undesignated credit default swaps. As of December 31, 2004, we did not hold any undesignated derivative contracts.

      We value both our actual interest rate swaps and hypothetical interest rate swaps (for purposes of quantifying ineffectiveness) by determining the net present value of all payments between the counterparties which are calculated based on internally developed and tested market-standard models that utilize data points obtained from external market sources. The change in fair value of our designated interest rate swaps for the three- and six-month periods ended June 30, 2005 was ($17.3 million) and $0.8 million, respectively. For the three and six month periods ended June 30, 2005 we recognized an increase to interest expense of $272,000 and a decrease to interest expense of $13,000, respectively, due to ineffectiveness. The change in the fair value of our undesignated interest rate swap for the three- and six-month periods ended June 30, 2005 was ($1.0 million) and ($1.0 million), which was recorded as an unrealized loss in our statement of operations.

      The fair value of the credit default swaps, or CDS, depends on a number of factors, primarily premium levels that are dependent on interest rate spreads. The CDS contracts are valued using internally developed and tested market-standard pricing models which calculate the net present value of differences between future premiums on currently quoted market CDS and the contractual futures premiums on our CDS contracts. Our model uses quoted market premium data obtained from prominent broker dealers in the CDS market. The net change in the fair value of our CDS contracts for the three- and six-month periods ended June 30, 2005 was ($267,000) and ($206,000), which was recorded as an unrealized loss in our statement of operations.

Management Incentive Compensation Expense

      The management agreement provides for the payment of incentive compensation to Deerfield Capital if our financial performance exceeds certain benchmarks. Incentive compensation is calculated on a quarterly basis and paid in arrears. Subsequent to each quarter of the fiscal year, we will calculate whether incentive compensation is payable and, if necessary, record the accrual in the appropriate quarter. The management agreement provides that 15% of Deerfield Capital’s incentive compensation is to be paid in shares of our common stock (provided that under our management agreement, Deerfield Capital may not receive payment of its incentive fee in shares of our common stock if such payment would result in Deerfield Capital owning directly or indirectly through one or more subsidiaries more than 9.8% of our common stock) and the balance in cash. Deerfield Capital may, in its sole discretion, elect to receive a greater percentage of its incentive compensation in the form of our common stock. The number of shares to be received by Deerfield Capital will be based on the fair market value of the shares. Shares of our common stock delivered as payment of the incentive fee will be immediately vested or exercisable, provided that Deerfield Capital has agreed not to sell the shares prior to one year after the date they are paid.

Equity Compensation

      We account for the restricted stock and stock options granted to Deerfield Capital in accordance with the consensus in Issue 1 of EITF 96-18, Accounting for Equity Instruments that are issued to other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, or EITF 96-18. Pursuant to EITF 96-18, the stock and options were recorded at fair value in stockholders’ equity, with an offsetting entry to deferred compensation (a contra-equity account). The deferred compensation is amortized over a three-year tiered vesting period with the amortization expense reflected as management fee expense. The fair value of stock and options is adjusted quarterly for unvested shares. Changes in such fair value are reflected in the amortization expense recognized in that quarter and in future quarters until the stock and options are fully vested. As a result, changes in our stock price will cause volatility in our financial results as reported under GAAP.

Variable Interest Entities

      In December 2003, the Financial Accounting Standards Board, or FASB, issued Interpretation 46R, Consolidation of Variable Interest Entities, or FIN 46R. The purpose of this interpretation is to provide guidance on how to identify a variable interest entity, or VIE, and determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE need to be included in a company’s consolidated financial statements. A company that holds variable interests in an entity will need to consolidate that entity if the company’s interest in the VIE is such that the company will absorb a majority of the VIE’s anticipated losses and/or receive a majority of the VIE’s expected residual returns. As of June 30, 2005, we consolidated two VIEs due to our interest in the Pinetree and Market Square transactions. See Item 2–“Financial Condition–Asset Backed Securities” and Item 2–“ Financial Condition–Loans Held for Sale” for a summary of the Pinetree and Market Square transactions.

Income Taxes

      We operate in a manner that we believe will allow us to be taxed as a REIT and, as a result, we do not expect to pay substantial corporate-level income taxes. Many of the requirements for REIT qualification, however, are highly technical and complex. If we were to fail to meet these requirements and do not qualify for certain statutory relief provisions, we would be subject to federal income tax, which could have a material adverse impact on our results of operations and amounts available for distributions to our stockholders. In addition, Deerfield Triarc TRS Holdings, Inc., one of our taxable REIT subsidiaries, or TRS, is subject to corporate-level income taxes.

Financial Condition

      All of our assets at June 30, 2005 and December 31, 2004 were acquired with the proceeds from our December 2004 private offering, operating cash flows and our use of leverage. We intend to use the proceeds from our June 2005 public offering of our common stock to create additional leveraging capacity by paying down repurchase agreement obligations.

Mortgage-Backed Securities

      Our mortgage investment strategy of buying higher coupon, higher premium bonds takes on more prepayment risk than lower dollar-priced strategies. However, we believe that the potential benefits of our strategy include higher income, wider spreads, and lower hedging costs due to the shorter option-adjusted duration of the higher coupon security.

      The table below summarizes the valuation adjustments on our MBS investments:

	June 30, 2005	December 31, 2004

	(In thousands)
Amortized cost	$3,991,598	$445,413
Unrealized gains	6,092	120
Unrealized losses	(22,015)	(575)

Fair value	$3,975,675	$444,958

                Certain of the securities held at June 30, 2005 and December 31, 2004 are valued below cost. We do not believe any such securities are other-than-temporarily impaired at June 30, 2005 and December 31, 2004 and have the intent and ability to hold these securities until the value is recovered.

                As of June 30, 2005 and December 31, 2004, the RMBS in our portfolio were purchased at a net premium to their par value and our portfolio had a weighted-average amortized cost of 101.3% and 101.2% of face amount, respectively. The RMBS were purchased at a premium and continued to be valued above par at June 30, 2005 because the weighted-average coupon of 4.8% and the corresponding interest rates of loans underlying our RMBS, are above prevailing market rates. Premium bonds tend to have shorter durations than discount or par bonds and their values are thus less sensitive to interest rate movement. As of June 30, 2005, the relative fair value of our RMBS portfolio versus its amortized cost declined from December 31, 2004 due to an increase in prevailing market interest rates. Our net portfolio duration, which is the difference between the duration of the RMBS portfolio and the duration of our repurchase agreements, adjusted for the effects of our swap portfolio, declined to 0.1 years at June 30, 2005

      Our MBS holdings consist of hybrid RMBS as follows at June 30, 2005:

			Weighted Average

Security Description	Par Amount	Estimated Fair Value	Coupon	Months to Reset(1)	Yield to Maturity	Constant Prepayment Rate

	(in thousands)
Agency:
3-1 hybrid adjustable rate RMBS	$833,839	$837,528	4.4%	32.0	4.3%	32.5%
5-1 hybrid adjustable rate RMBS	2,448,088	2,476,749	4.9	55.4	4.4	15.9
7-1 hybrid adjustable rate RMBS	52,386	53,131	4.9	80.9	4.4	7.1
10-1 hybrid adjustable rate RMBS	135,893	137,457	5.2	119.3	4.8	3.7
Non-Agency(2):
AAA-rated hybrid adjustable rate RMBS	303,587	306,055	5.4	32.6	5.1	33.2
AAA-rated fixed rate RMBS	201,088	164,755	5.3	n/a	4.8	9.6

Total MBS	$3,974,881	$3,975,675	4.8	49.0	4.3	19.5

(1)	Represents number of months before conversion to floating rate.

(2)	48.1% of the loans underlying our non-agency RMBS do not conform to agency underwriting standards.

      Actual maturities of RMBS are generally shorter than stated contractual maturities, as they are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal. The stated contractual final maturity of the mortgage loans underlying our portfolio of RMBS ranges up to 30 years from date of issuance, but the expected maturity is subject to change based on the prepayments of the underlying loans. As of June 30, 2005 and December 31, 2004, the average final contractual maturity of the mortgage portfolio is in years 2035 and 2034, respectively.

      The constant prepayment rate, or CPR, attempts to predict the percentage of principal that will prepay over the next 12 months based on historical principal paydowns. As interest rates rise, the rate of refinancings typically declines, which we believe may result in lower rates of prepayment and, as a result, a lower portfolio CPR.

      As of June 30, 2005 and December 31, 2004, the mortgages underlying our hybrid adjustable rate RMBS had fixed interest rates an average period of approximately 49 months and 51 months, respectively, after which time the interest rates reset and become adjustable. The average length of time until contractual maturity of those mortgages was 30 years from date of issuance.

      After the reset date, interest rates on our hybrid adjustable rate RMBS securities float based on spreads over various London Interbank Offered Rate, or LIBOR, indices. These interest rates are subject to caps that limit the amount the applicable interest rate can increase during any year, known as an annual cap, and through the maturity of the applicable security, known as a lifetime cap. At June 30, 2005, the weighted average lifetime cap for the portfolio is an increase of 10.3%; the weighted average maximum increase in the first year that the rates are adjustable is 4.1% and the weighted average maximum annual increase for years subsequent to the first year is 2.2%.

      The following table summarizes our RMBS according to their average expected life classifications:

	June 30, 2005		December 31, 2004

Average Expected Life	Fair Value	Amortized Cost	Fair Value	Amortized Cost

	(In thousands)		(In thousands)

Less than one year	$—	$—	$—	$—
Greater than one year and less than five years	497,874	502,251	—	—
Greater than five years	3,477,801	3,489,347	444,958	445,413

Total	$3,975,675	$3,991,598	$444,958	$445,413

      The average expected lives of the RMBS in the tables above are based upon prepayment models obtained through subscription-based financial information service providers. The prepayment model considers current yield, forward yield, steepness of the yield curve, current mortgage rates, the mortgage rate of the outstanding loan, loan age, margin and volatility. For purposes of this disclosure, average expected life is intended to reflect the estimated average period of time the securities in the portfolio will remain outstanding.

      The actual lives of the RMBS in our investment portfolio could be longer or shorter than the estimates in the table above depending on the actual prepayment rates experienced over the lives of the applicable securities and are sensitive to changes in both prepayment rates and interest rates.

Asset-Backed Securities

      During May 2005 we entered into a warehouse agreement to fund the purchase of up to $300 million of ABS by Pinetree CDO Ltd., or Pinetree, during the warehouse period. Upon review of the warehouse transaction, we determined that Pinetree was a VIE under FIN 46R and we were the primary beneficiary of the VIE. As a result, we consolidated Pinetree as of June 30, 2005, even though we did not own any of its equity. The ABS held in Pinetree are included in available-for-sale securities. We accrued interest income based on the contractual terms of the Pinetree ABS and accrued interest expense on the warehouse repurchase agreement in the condensed consolidated statement of operations.

       At June 30, 2005, Pinetree held $156.8 million of ABS classified as available-for sale. The purchase of these securities was funded via a repurchase agreement under a warehouse agreement entered into in anticipation of a Pinetree CDO transaction. The ABS are backed primarily by residential mortgages and home equity loans and commercial mortgages. The portfolio has a weighted average coupon of 5.68%, weighted average life of 5.0 years and a weighted average rating factor that equates to a Moody’s Baa2 level.

Loans Held for Sale

      At June 30, 2005, we held $291.6 million in bank loans held for sale. We funded $49.9 million directly and $241.7 million via a CDO transaction in one of our taxable REIT subsidiary entities, Market Square CLO Ltd., or Market Square, which is directly owed by Deerfield Triarc Capital LLC.

      During March 2005, we entered into a warehouse agreement to fund the purchase of up to $300 million of loans by Market Square during the warehouse period. In May 2005, Market Square repaid the warehouse liability and issued preference shares of $24 million and several classes of notes aggregating $276 million. We purchased 100% of the preference shares representing substantially all of the equity interest in Market Square, and thus consolidate Market Square at June 30, 2005. The notes have a weighted average interest rate of LIBOR plus 0.49% and are secured by the bank loan portfolio. The $241.7 million of bank loans outstanding are included in bank loans held for sale, and the $276 million of notes payable are included in long-term debt. The weighted average coupon spread over LIBOR on the loan portfolio was 2.65% and the weighted average maturity was 5.5 years.

     The bank loans that we funded directly at June 30, 2005 include first and second lien and mezzanine loans. These loans are carried at lower of cost or market value of $49.9 million, have a total market value of $50.3 million and weighted average interest rate of 11.10%.

Other Fixed Income Securities

      At June 30, 2005, we held a synthetic CDO debt tranche of $2.7 million and a high-yield corporate bond of $2.9 million. These investments are classified as available for sale and thus carried at fair value on our balance sheet with changes in fair value recognized in accumulated other comprehensive income until realized.

      At June 30, 2005, we held an inverse interest-only strip security, collateralized by a residential mortgage pool, of $5.0 million. This investment is classified as trading with changes in fair value recognized through income.

      At December 31, 2004, we classified certain short-term non-real estate related securities as held to maturity. These investments were reported at amortized cost. All held to maturity investments have matured. As of June 30, 2005, we do not have any securities classified as held to maturity.

Equity Securities

      Our investment policies allow us to acquire equity securities, including common and preferred shares issued by other real estate investment trusts. At June 30, 2005, our equity investment consisted of one common stock investment and two preferred stock investments totaling approximately $20.1 million in fair value, or less than 1% of our total portfolio.

      These investments above are classified as available for sale and thus carried at fair value on our balance sheet with changes in fair value recognized in accumulated other comprehensive income until realized.

      At December 31, 2004, we did not hold any equity securities.

Interest Receivable

      At June 30, 2005, our interest receivable of $18.6 million consisted of $15.5 million relating to RMBS, $1.3 million relating to bank loans, and $1.8 million relating to other investments. At December 31, 2004, interest receivable of $1.2 million consisted primarily of purchased interest on our RMBS.

Hedging Instruments

      There can be no assurance that our hedging activities will have the desired beneficial impact on our results of operations or financial condition. Moreover, no hedging activity can completely insulate us from the risks associated with changes in interest rates and prepayment rates. We generally intend to hedge as much of the interest rate risk as Deerfield Capital determines is in the best interest of our stockholders, after considering the cost of such hedging transactions and our desire to maintain our status as a REIT. Our policies do not contain specific requirements as to the percentages or amount of interest rate risk that our manager is required to hedge.

      At June 30, 2005 and December 31, 2004, we had engaged in interest rate swaps and interest rate swap forwards as a means of mitigating our interest rate risk on forecasted interest expense associated with repurchase agreements for a specified future time period, which is the term of the swap contract. An interest rate swap is a contractual agreement entered into by two counterparties under which each agrees to make periodic payments to the other for an agreed period of time based upon a notional amount of principal. Under the most common form of interest rate swap, a series of payments calculated by applying a fixed rate of interest to a notional amount of principal is exchanged for a stream of payments similarly calculated but using a floating rate of interest. This is a fixed-floating interest rate swap. We hedge our floating rate debt by entering into fixed floating interest rate swap agreements whereby we swap the floating rate of interest on the liability we are hedging for a fixed rate of interest. An interest rate swap forward is an interest rate swap based on an interest rate to be set at an agreed future date. At June 30, 2005, we entered into interest rate swaps and interest rate swap forwards with maturities ranging from July 2006 to May 2015 with a notional amount of $2.1 billion. At December 31, 2004, we entered into interest rate swaps and interest rate swap forwards with maturities ranging from December 2006 to January 2008 with a notional amount of $241 million. Under the swap agreements in place at June 30, 2005 and December 31, 2004, we receive interest at rates that reset periodically, generally every one or three months, and pay a rate fixed at the initiation of and for the life of the swap agreements. The current market value of interest rate swaps is heavily dependent on the current market fixed rate, the corresponding term structure of floating rates (known as the yield curve) as well as the expectation of changes in future floating rates. As expectations of future floating rates change, the market value of interest rate swaps changes. Based on the daily market value of those interest rate swaps and interest rate swap forward contracts, our counterparties may request additional margin collateral or we may request additional collateral from our counterparties to ensure that an appropriate margin account balance is maintained at all times through the maturity of the contracts. At June 30, 2005, the unrealized gain on interest rate swap contracts of $1.7 million consists primarily of deferred gains on terminated swaps that will be amortized over the original hedging period. At December 31, 2004, the unrealized loss on interest rate swap and interest rate swap forward contracts in accumulated other comprehensive income was $(0.3) million on contracts entered into since our inception on December 23, 2004.

Liabilities

      We have entered into repurchase agreements to finance some of our purchases of RMBS. These agreements are secured by our RMBS and bear interest rates that have historically moved in close relationship to LIBOR. As of June 30, 2005 and December 31, 2004, we had established 15 and six borrowing relationships, respectively, with various investment banking firms and other lenders. As of June 30, 2005 and December 31, 2004, we had utilized eight and two of those relationships, respectively.

      At June 30, 2005 and December 31, 2004, we had outstanding $3.2 billion, including Pinetree described below, and $317.8 million of liabilities pursuant to repurchase agreements with weighted-average current borrowing rates of 3.19% and 2.47%, respectively. We intend to seek to renew these repurchase agreements as they mature under the then-applicable borrowing terms of the counterparties to the repurchase agreements. At June 30, 2005 and December 31, 2004, the repurchase agreements were secured by RMBS and other investment securities with an estimated fair value of $3.2 billion and $327.6 million and had weighted-average remaining maturities of 32 days and 59 days, respectively. The net amount at risk, defined as fair value of securities sold, plus accrued interest income, minus repurchase agreement liabilities, plus accrued interest expense, with all counterparties was $10.3 million and $11.0 million at June 30, 2005 and December 31, 2004, respectively. See details of net amount at risk at Item 2–“Liquidity and Capital Resources.”

       During March 2005, we entered into a warehouse agreement to fund the purchase of up to $200 million of loans by Market Square during the warehouse period. In May 2005, Market Square repaid the warehouse liability and issued preference shares of $24 million and several classes of notes aggregating $276 million. The notes have a weighted average interest rate of LIBOR plus 0.49% and are secured by the bank loan portfolio. We purchased 100% of the preference shares representing substantially all of the equity interest in Market Square, and because we consolidated Market Square at June 30, 2005, the $276 million of notes payable are included in our consolidated long term debt. The $24 million of preference shares are eliminated in consolidation.

      During May 2005, we entered into warehouse, master repurchase and pledge agreements with an affiliate of

UBS Securities LLC under which UBS will fund the purchase of ABS by Pinetree, a consolidated VIE, during the warehouse period with a current weighted average rate of 3.53% at June 30, 2005. Pursuant to the agreement, UBS has recourse to us only for the first $12 million in losses on the ABS portfolio. As a result of consolidating Pinetree, we had a repurchase agreement liability of $147.7 million at June 30, 2005, representing financing of ABS assets of $156.8 million described in Asset-Backed Securities.

      At June 30, 2005, we had a liability for unsettled bank loans of $34.2 million in Market Square and unsettled mortgage securities purchases of $710.2 million that subsequently settled in July 2005. Of these July settlements, $300.0 million are related to To Be Announced, or TBA, RMBS. At December 31, 2004, we had unsettled mortgage securities purchases of $117.7 million that subsequently settled in January 2005. Of this amount, $59.8 million are related to TBA RMBS.

      At June 30, 2005, we had dividends payable of $9.6 million for our quarterly distribution of $0.35 per share declared on June 14, 2005 and payable on July 15, 2005 to shareholders of record on June 22, 2005.

      Interest payable at June 30, 2005 of $13.1 million consists of $11.2 million net accrued interest payable on interest rate swaps, $1.5 million interest expense payable on the Market Square notes and $0.4 million accrued interest on the Pinetree repurchase agreements. There was no interest payable at December 31, 2004.

      We recorded a liability at June 30, 2005 for unpaid costs incurred in the public offering of our shares in the amount of $2.0 million, consisting primarily of printing and legal expenses. At December 31, 2004, we recorded a liability of $857,000 for unpaid costs incurred in our private offering of our shares.

Stockholders’ Equity

      Stockholders’ equity at June 30, 2005 was $728.7 million and included $14.3 million net unrealized losses on available for sale and $1.7 million of unrealized gains on cash flow hedges, consisting primarily of deferred gains on terminated swaps that will be amortized over the original hedging period, presented as a component of accumulated other comprehensive loss. This amount reflects net proceeds of $363.5 million raised in the public offering of our shares that was declared effective by the Securities and Exchange Commission on June 28, 2005. Trading of our shares commenced on June 29, 2005 on the New York Stock Exchange under the ticker symbol “DFR.” At December 31, 2004 stockholders’ equity was $378.0 million and included $455,000 of net unrealized losses on mortgage-backed securities available-for-sale and $249,000 of net unrealized losses on derivative instruments designated as hedges.

Results of Operations

For the Three Months Ended June 30, 2005

Summary

      Our net income for the three months ended June 30, 2005 was $6.8 million or $0.25 per weighted-average basic and diluted share outstanding.

Net Interest  Income

      Net interest income for the three months ended June 30, 2005 was $10.9 million. Interest income of $39.3 million primarily consisted of $36.8 million in interest income on RMBS securities, $0.7 million in interest income on short-term investments, $3.2 million interest income on bank loans and $1.4 million in interest income on corporate debt securities, reduced by $3.1 million of RMBS purchase premium amortization. Interest expense of $28.4 million consisted of $22.5 million related to repurchase agreements, $3.4 million related to interest rate swaps, and interest expense on bank loans of $2.3 million, plus hedging ineffectiveness of $0.2 million.

Net Investment Loss

      Net investment loss for the three months ended June 30, 2005 of $0.2 million consisted primarily of $1.0 million realized net loss on sale of RMBS, $0.4 million realized loss on bank loans, $1.7 million realized gain on termination of designated interest rate swaps that were replaced by other swaps, $0.6 million realized gain on an interest rate swap not designated as part of our hedging strategy, $1.3 million net unrealized loss on an undesignated interest rate swap and credit default swaps, and $0.6 million unrealized gain on securities classified as trading. We recorded a loss of $0.3 million on bank loans where the fair value of bank loans was below cost.

Non-Investment Expenses

      Non-investment expenses were $3.8 million for the three months ended June 30, 2005. Management fees of $3.0 million consist of $1.7 million base management fees payable to Deerfield Capital in accordance with our management agreement and $1.3 million of amortization related to the restricted stock and stock options granted to Deerfield Capital. Deerfield Capital did not earn an incentive fee during the quarter. Directors’ fees and insurance premiums expense for directors and officers were $0.4 million. We incurred other general and administrative expenses, including legal and accounting fees, of $0.4 million.

Income Tax Benefits

      We intend to elect to be taxed as a REIT and to comply with the provisions of the Internal Revenue Code with respect thereto. Accordingly, we are not subject to federal income tax to the extent that our distributions to stockholders satisfy the REIT requirements and certain asset, income and ownership tests and recordkeeping requirements are fulfilled. We continue to make and hold most of our investments and conduct most of our other operations directly or through our wholly owned limited liability company subsidiary. Even if we qualify for exemption of federal taxation as a REIT, we may be subject to some amount of federal, state and local taxes on our taxable income. Deerfield Triarc TRS Holdings, Inc., our domestic taxable REIT subsidiary, is taxed as a regular subchapter C corporation under the provisions of the Code. Deerfield Triarc TRS Holdings, Inc. was formed to make, from time to time, certain investments that would not be REIT qualifying investments if made directly by us and to earn income that would not be REIT qualifying income if earned directly by us. For the quarter ended June 30, 2005, Deerfield Triarc TRS Holdings, Inc. had no activity and thus no taxable income.

       Market Square is a foreign taxable REIT subsidiary that was formed to complete a securitization transactions structured as a secured financing transaction. It is organized as an exempted company incorporated with limited liability under the laws of the Cayman Islands, and is generally exempt from federal and state income tax at the corporate entity level because it restricts its activities in the United States to trading in stock and securities for its own account. Therefore, despite its status as a taxable REIT subsidiary, it generally will not be subject to corporate income tax on its earnings; however, we will generally be required to include its current taxable income in our calculation of REIT taxable income.

For the Six-Month Period Ended June 30, 2005

Summary

      Our net income for the six months ended June 30, 2005 was $12.7 million or $0.47 per weighted-average basic and diluted share outstanding.

Net Interest  Income

      Net interest income for the six months ended June 30, 2005 was $19.8 million. Interest income of $64.5 million primarily consisted of $61.3 million in interest income on RMBS securities, $2.1 million in interest income on short-term investments, $3.6 million interest income on bank loans and $1.6 million in interest income on corporate debt securities reduced by $4.3 million of RMBS purchase premium amortization. Interest expense of $44.8 million consisted of $36.0 million related to repurchase agreements, $6.3 million related to interest rate swaps, and interest expense on bank loans of $2.5 million. The effect of hedging ineffectiveness netted approximately to zero for the period.

Net Investment Loss

      Net investment loss for the six months ended June 30, 2005 of $0.3 million consisted of $1.0 million realized net loss on sale of RMBS, $0.3 million realized loss on bank loans, $1.7 million realized gain on termination of designated interest rate swaps that were replaced by other swaps, $0.6 million realized gain on an interest rate swap not designated as part of our hedging strategy, $1.3 million net unrealized loss on an undesignated interest rate swap and credit default swaps, and $0.5 million unrealized gain on securities classified as trading. We recorded a loss of $0.6 million on bank loans where the fair value of bank loans was below cost.

Non-Investment Expenses

      Non-investment expenses were $6.7 million for the six months ended June 30, 2005. Management fees of $5.6 million consist of $3.4 million base management fees payable to Deerfield Capital in accordance with our management agreement and $2.2 million of amortization related to the restricted stock and stock options granted to Deerfield Capital.

Deerfield Capital did not earn an incentive fee during the period. Directors’ fees and insurance premiums expense for directors and officers were $0.6 million. We incurred other general and administrative expenses, including legal and accounting fees, of $0.5 million.

Income Tax Benefits

      We intend to elect to be taxed as a REIT and to comply with the provisions of the Internal Revenue Code with respect thereto. Accordingly, we are not subject to federal income tax to the extent that our distributions to stockholders satisfy the REIT requirements and certain asset, income and ownership tests and recordkeeping requirements are fulfilled. We continue to make and hold most of our investments and conduct most of our other operations directly or through our wholly owned limited liability company subsidiary. Even if we qualify for exemption of federal taxation as a REIT, we may be subject to some amount of federal, state and local taxes on our taxable income. Deerfield Triarc TRS Holdings, Inc., our domestic taxable REIT subsidiary, is taxed as a regular subchapter C corporation under the provisions of the Code. Deerfield Triarc TRS Holdings, Inc. was formed to make, from time to time, certain investments that would not be REIT qualifying investments if made directly by us and to earn income that would not be REIT qualifying income if earned directly by us. For the six-month period ended June 30, 2005, Deerfield Triarc TRS Holdings, Inc. had no activity and thus no taxable income.

       Market Square is a foreign taxable REIT subsidiary that was formed to complete a securitization transaction structured as a secured financing transaction. It is organized as an exempted company incorporated with limited liability under the laws of the Cayman Islands, and is generally exempt from federal and state income tax at the corporate entity level because it restricts its activities in the United States to trading in stock and securities for its own account. Therefore, despite its status as a taxable REIT subsidiary, it generally will not be subject to corporate income tax on its earnings; however, we will generally be required to include its current taxable income in our calculation of REIT taxable income.

Contractual Obligations and Commitments

      As of December 23, 2004, we had entered into a management agreement with Deerfield Capital. Deerfield Capital is entitled to receive a base management fee, incentive compensation and, in certain circumstances, a termination fee and reimbursement of certain expenses as described in the management agreement. Such fees and expenses do not have fixed and determinable payments. The base management fee is payable monthly in arrears in an amount equal to 1/12 of our equity (as defined in the management agreement) times 1.75%. Deerfield Capital uses the proceeds from its management fee in part to pay compensation to its officers and employees who, notwithstanding that certain of them also are our officers, receive no cash compensation directly from us. Deerfield Capital will receive quarterly incentive compensation in an amount equal to the product of: (a) 25% of the dollar amount by which (i) our net income (determined in accordance with GAAP) before non-cash equity compensation expense and incentive compensation, for the quarter per common share (based on the weighted average actual number of common shares outstanding for the quarter) exceeds (ii) an amount equal to (A) the weighted average of the price per share of the common shares in the December 2004 private offering and our June 2005 initial public offering and the prices per common shares in any subsequent offerings by us, in each case at the time of issuance thereof, multiplied by (B) the greater of (1) 2.00% and (2) 0.50% plus one-fourth of the Ten Year Treasury Rate for such quarter, multiplied by (b) the weighted average number of common shares outstanding during the quarter; provided, that the foregoing calculation of incentive compensation shall be adjusted to exclude one-time events pursuant to changes in GAAP, as well as non-cash charges after discussion between Deerfield Capital and our independent directors and approval by a majority of our independent directors in the case of non-cash charges.

Off-Balance Sheet Arrangements

      As of June 30, 2005 and December 31, 2004, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of June 30, 2005 and December 31, 2004 we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide additional funding to any such entities.

Liquidity and Capital Resources

      We held cash and cash equivalents of $131.0 million and $268.7 million at June 30, 2005 and December 31, 2004, respectively.

      Our operating activities used cash flows of $217.9 million during the six-month period ended June 30, 2005 primarily through net income and proceeds from sale of bank loans held for sale offset by purchase of bank loans held-for-sale. As a result of the closing of the Market Square CLO transaction on May 10, 2005, we terminated the warehouse participation agreement, paid the related liability and acquired bank loans. During the three- and six-month periods ended June 30, 2005, we acquired Market Square and other bank loans net of bank loan sales proceeds of $266.8 million and $270.2 million, respectively

      Our investing activities used cash flows of $2.9 billion during the six-month period ended June 30, 2005 primarily from purchase of available-for-sale and held-to-maturity securities, offset by proceeds received on sale, principal payments received and maturities of available-for-sale and held-to-maturity securities.

      Our financing activities provided cash flows of $3.0 billion during the six-month period ended June 30, 2005 primarily from net borrowings under repurchase agreements and issuance of Market Square debt securities.

      Our source of funds, excluding our December 2004 private offering and June 2005 initial public offering, as of June 30, 2005 and December 31, 2004 consisted of net proceeds from repurchase agreements totaling $3.2 billion and $317.8 million, respectively, with a weighted-average current borrowing rate of 3.19% and 2.47%, respectively, which we used to finance the acquisition of mortgage-related assets. We expect to continue to borrow funds in the form of repurchase agreements. As of June 30, 2005 we had established 15 borrowing arrangements with various investment banking firms and other lenders, eight of which were in use on June 30, 2005. Increases in short-term interest rates could negatively impact the valuation of our mortgage-related assets, which could limit our borrowing ability or cause our lenders to initiate margin calls. Amounts due upon maturity of our repurchase agreements will be funded primarily through the rollover/reissuance of repurchase agreements and monthly principal and interest payments received on our mortgage-backed securities.

      The following table presents certain information regarding our debt obligations as of June 30, 2005 and December 31, 2004:

	Amount at Risk(1)		Weighted-Average Maturity of Repurchase Agreement in Days

Repurchase Agreement Counterparties	June 30, 2005	December 31, 2004	June 30, 2005	December 31, 2004

	(In thousands)

Bear, Stearns & Co. Inc	$(2,465)	$3,793	27	59
Cantor Fitzgerald	190		28
Countrywide Securities Corp.	6,927	7,231	32	59
Credit Suisse First Boston LLC	592		25
Lehman Brothers Inc.	97		25
Morgan Stanley & Co. Incorporated	(11,337)		25
Nomura Securities International	6,937		54
UBS Securities LLC	9,365		34

Total	$10,306	$11,024

(1)	Equal to the fair value of securities sold, plus accrued interest income, minus repurchase agreement liabilities, plus accrued interest expense.

      Except as noted below, the repurchase agreements for our repurchase facilities do not include substantive provisions other than those contained in the standard master repurchase agreement as published by the Bond Market Association. The repurchase agreement for one repurchase facility includes provisions that (a) limit our ability to resell or transfer bearer debt securities issued by a non-US entity and securities that have not been registered under the Securities Act and (b) establish an event of default upon our insolvency or our default under any other agreement with the counterparty. Another repurchase facility includes provisions that establish termination events if (a) we incur a net asset value decline of 15% on a monthly basis, 25% on a quarterly basis and 35% on an annual basis, except that net asset value reductions resulting from distributions are excluded in measuring such declines, (b) we fail to maintain a minimum net asset value of $188 million, (c) Deerfield Capital ceases to be our manager, (d) we fail to qualify as a REIT and (e) we fail to deliver certain documents, including monthly net asset value, prospectus, performance or other reports delivered to our stockholders and an annual representation of our president or chief financial officer. An event of default or termination event under the standard master repurchase agreement or additional provisions explained above would give our counterparty the option to terminate all repurchase transactions existing with us and make any amount due by us to the counterparty to be payable immediately.

      We intend to make regular quarterly distributions of all or substantially all of our REIT taxable income to holders of our common stock. In order to maintain our qualification as a REIT and to avoid corporate-level income tax on the income we distribute to our stockholders, we are required to distribute at least 90% of our REIT taxable income and short-term capital gains on an annual basis. This requirement can impact our liquidity and capital resources. On March 31, 2005, we declared a quarterly distribution of $0.225 per share of our common stock, payable April 29, 2005 to stockholders of record as of March 24, 2005. On June 14, 2005 we declared a quarterly distribution of $0.35 per share of our common stock, payable July 15, 2005 to stockholders of record as of June 22, 2005. We funded these distributions from uninvested cash.

      For our short-term (one year or less) and long-term liquidity, we also rely on the cash flow from operations, primarily monthly principal and interest payments to be received on our mortgage-backed securities, as well as any primary securities offerings authorized by our board of directors and through our match-funded CDO strategy. Our CDO strategy is dependent upon our ability to place the match-funded debt we intend to create in the market at spreads that provide a positive arbitrage. If spreads for CDO liabilities widen or if demand for such liabilities ceases to exist, then our ability to execute the CDO strategy will be restricted.

      Based on our current portfolio, leverage rate and available borrowing arrangements, we believe that the net proceeds of our December 2004 private offering and June 2005 initial public offerings combined with the cash flow from operations and the utilization of borrowings, will be sufficient to enable us to meet anticipated short-term (one year or less) liquidity requirements such as to fund our investment activities, pay fees under our management agreement, fund our distributions to stockholders and for general corporate expenses. However, an increase in prepayment rates substantially above our expectations could cause a temporary liquidity shortfall due to the timing of the necessary margin calls on the financing arrangements and the actual receipt of the cash related to principal paydowns. If our cash resources are at any time insufficient to satisfy our liquidity requirements, we may have to sell debt or additional equity securities. If required, the sale of MBS at prices lower than their carrying value would result in losses and reduced income. As explained more fully below, we have additional capacity to leverage our equity further should the need for additional short term (one year or less) liquidity arise.

      Our ability to meet our long-term (greater than one year) liquidity and capital resource requirements will be subject to obtaining additional debt financing and equity capital. We may increase our capital resources by consummating public offerings of equity securities, possibly including classes of preferred stock, common stock, commercial paper, medium-term notes, CDOs, collateralized mortgage obligations and senior or subordinated notes. Such financing will depend on market conditions for capital raises and for the investment of any proceeds. If we are unable to renew, replace or expand our sources of financing on substantially similar terms, it may have an adverse effect on our business and results of operations. Upon liquidation, holders of our debt securities and shares of preferred stock and lenders with respect to other borrowings will receive a distribution of our available assets prior to the holders of our common stock.

      We generally seek to borrow between eight and 12 times the amount of our equity. At June 30, 2005, our total debt was $4.2 billion, which represented a leverage ratio of approximately six times. This leverage ratio is low at June 30, 2005 because we had not yet applied the entire amount of capital raised in our June 2005 public offering to the RMBS portfolio. If our leverage ratio at June 30, 2005 were 12 times our equity, our total debt would have been $8.7 billion, which represents an additional $4.5 billion of borrowing.

Estimated REIT Taxable Income

      Estimated REIT taxable income, which is a non-GAAP financial measure, is calculated according to the requirements of the Internal Revenue Code, rather than GAAP. The following table reconciles GAAP net income to estimated REIT taxable income for the three and six months ended June 30, 2005:

	Three months ended June 30, 2005	Six months ended June 30, 2005

	(in thousands)	(in thousands)
GAAP net income	$6,849	$12,746
Adjustments to GAAP net income:
Net tax adjustments related to organization costs	(2)	3
Addback of hedge ineffectiveness in the period	248	(37)
Net tax adjustments related to grant of restricted stock and options	1,294	2,246
Net tax adjustments related to discount accretion and premium amortization	84	179
Net unrealized loss	1,106	1,386
Utilization of prior period’s estimated taxable loss	—	(74)

Net adjustments to GAAP net income	2,730	3,703

Estimated REIT taxable income	$9,579	$16,449

      We believe that the presentation of our estimated REIT taxable income is useful to investors because it demonstrates to investors the minimum amount of distributions we must make in order to maintain our qualification as a REIT and not be obligated to pay federal and state income taxes. However, beyond our intent to distribute to our stockholders at least 90% of our REIT taxable income on an annual basis in order to maintain our REIT qualification, we do not expect that the amount of distributions we make will necessarily correlate to our estimated REIT taxable income. Rather, we expect to determine the amount of distributions we make based on our cash flow and what we believe to be an appropriate and competitive dividend yield relative to other specialty finance companies and mortgage REITs. Estimated REIT taxable income will not necessarily bear any close relation to cash flow. Accordingly, we do not consider estimated REIT taxable income to be a reliable measure of our liquidity although the related distribution requirement can impact our liquidity and capital resources. Moreover, there are limitations associated with estimated REIT taxable income as a measure of our financial performance over any period, and our presentation of estimated REIT taxable income may not be comparable to similarly titled measures of other companies, who may use different calculations. As a result, estimated REIT taxable income should not be considered as a substitute for our GAAP net income as a measure of our financial performance.

Recent Developments

       Initial Public Offering  In our initial public offering, we issued 24,320,715 shares of common stock, par value $0.001 per share, pursuant to registration statement no. 333-123762, which was declared effective by the Securities and Exchange Commission on June 28, 2005. In addition, selling stockholders identified in the registration statement sold an aggregate of 679,285 shares of common stock. Our initial public offering commenced on June 28, 2005, and closed on July 5, 2005. The managing underwriters for the offering were Credit Suisse First Boston, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, UBS Securities LLC and Deutsche Bank Securities Inc., who served as representatives on behalf of themselves and the other underwriters, which included Wachovia Capital Markets, LLC, Bear, Stearns & Co. Inc., Jeffries & Company, Inc., RBC Capital Markets Corporation and Stifel, Nicolaus & Company, Incorporated. All of the shares offered by us were sold by us for an aggregate amount of approximately $365.8 million (net of underwriting discount) and all of the shares offered by the selling stockholders were sold by the selling stockholders for an aggregate amount of approximately $10.2 million.

             From June 28, 2005 to June 30, 2005, we incurred approximately $25.6 million in expenses in connection with the issuance and distribution of the registered common stock, including the payment of a $23.3 million underwriting discount and $2.3 million in other offering-related expenses. Of these expenses, $14,000 was paid to our directors or officers or their associates for reimbursement of expenses incurred prior to the closing of the offering.

             The net proceeds from our initial public offering of common stock, after deducting the underwriting discount and offering expenses payable by us, were approximately $363.5 million. From June 28, 2005 to June 30, 2005, we did not use any of the net offering proceeds for construction of plant, building and facilities, for the purchase and installation of machinery and equipment or for the repayment of indebtedness. We intend to use all of the net proceeds, together with approximately $42.5 million cash on hand,  to repay approximately $406.0 million of outstanding indebtedness under certain repurchase agreements as follows:

Repurchase Agreement Counterparties	Amount Outstanding	Borrowing Rate	Maturity	Amount Repaid

Morgan Stanley & Co. Incorporated	$94,480,609	3.03%	7/7/2005	$92,226,463
UBS Securities LLC	78,042,936	3.07%	7/11/2005	72,785,954
Countrywide Securities Corporation	95,000,000	3.16%	7/22/2005	93,357,105
UBS Securities LLC	75,049,056	3.12%	7/25/2005	74,347,768
Morgan Stanley & Co. Incorporated	74,770,505	3.10%	7/25/2005	73,295,576

	$417,343,106			$406,012,866

            Portfolio Purchases  We have increased our mortgage securities portfolio throughout July. As of July 31, 2005, our mortgage securities portfolio is $6.5 billion and our alternative assets portfolio is $577.9 million.

Inflation

      Virtually all of our assets and liabilities are interest rate sensitive in nature. As a result, interest rates and other factors influence our performance far more so than does inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. Our financial statements are prepared in accordance with GAAP and our distributions are determined by our board of directors based primarily by our net income as calculated for tax purposes; in each case, our activities and balance sheet are measured with reference to historical cost and or fair market value without considering inflation.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

      As of June 30, 2005, the primary component of our market risk was interest rate risk, as described below. While we do not seek to avoid risk completely, we do believe the risk can be quantified from historical experience and seek to actively manage that risk, to earn sufficient compensation to justify taking those risks and to maintain capital levels consistent with the risks we undertake.

Interest Rate Risk

      We are subject to interest rate risk in connection with our investments in hybrid adjustable-rate RMBS and our related debt obligations, which are generally repurchase agreements of limited duration that are periodically refinanced at current market rates. We mitigate this risk through utilization of derivative contracts, primarily interest rate swap agreements.

Effect on Net Interest Income

      We fund our investments in long-term, hybrid adjustable-rate RMBS with short-term borrowings under repurchase agreements. During periods of rising interest rates, the borrowing costs associated with those hybrid-adjustable rate RMBS tend to increase while the income earned on such hybrid adjustable-rate RMBS (during the fixed-rate component of such securities) may remain substantially unchanged. This results in a narrowing of the net interest spread between the related assets and borrowings and may even result in losses.

      In order to mitigate our interest rate exposure, we have entered into 104 swap contracts as of June 30, 2005. The following table summarizes the expiration dates of these contracts and their notional amounts (in thousands):

Expiration Date	Notional Amount

July 2006	$22,000
December 2006	61,000
January 2007	403,900
February 2007	24,000
December 2007	32,500
January 2008	438,550
February 2008	94,300
March 2008	125,000
April 2008	346,500
May 2008	109,400
June 2008	20,000
July 2008	248,700
May 2009	7,300
June 2009	1,750
April 2010	20,000
May 2010	3,500
June 2010	5,500
July 2010	143,700
May 2011	6,400
May 2014	950
May 2015	2,750

TOTAL	$2,117,700

      Hedging techniques are partly based on assumed levels of prepayments of our fixed-rate and hybrid adjustable-rate RMBS. If prepayments are slower or faster than assumed, the life of the RMBS will be longer or shorter, which would reduce the effectiveness of any hedging strategies we may use and may cause losses on such transactions. Hedging strategies involving the use of derivative securities are highly complex and may produce volatile returns.

Extension Risk

      We invest in hybrid adjustable-rate RMBS, which have interest rates that are fixed for the first few years of the loan (typically three, five, seven or 10 years) and thereafter reset periodically on the same basis as adjustable-rate RMBS. We compute the projected weighted-average life of our hybrid adjustable-rate RMBS based on assumptions regarding the rate at which the borrowers will prepay the underlying mortgages. In general, when a fixed-rate or hybrid adjustable-rate residential mortgage-backed security is acquired with borrowings, we may, but are not required to, enter into an interest rate swap agreement or other hedging instrument that effectively fixes our borrowing costs for a period close to the anticipated weighted-average life of the fixed-rate portion of the related RMBS. This strategy is designed to protect us from rising interest rates because the borrowing costs are not fixed for the duration of the fixed-rate portion of the related residential mortgage-backed security.

      We have structured our swaps to roll off or expire in conjunction with the estimated weighted average life of the fixed period of the mortgage portfolio. However, if prepayment rates decrease in a rising interest rate environment, the weighted average life of the fixed-rate portion of the related RMBS could extend beyond the term of the swap agreement or other hedging instrument. This could have a negative impact on our results from operations, as borrowing costs would no longer be fixed after the end of the hedging instrument while the income earned on the remaining hybrid adjustable-rate RMBS would remain fixed for a period of time. This situation may also cause the market value of our hybrid adjustable-rate RMBS to decline, with little or no offsetting gain from the related hedging transactions. In extreme situations, we may be forced to sell assets to maintain adequate liquidity, which could cause us to incur losses.

Hybrid Adjustable-Rate RMBS Interest Rate Cap Risk

      We also invest in hybrid adjustable-rate RMBS which are based on mortgages that are typically subject to periodic and lifetime interest rate caps and floors, which limit the amount by which the security’s interest yield may change during any given period. However, our borrowing costs pursuant to our repurchase agreements will not be subject to similar restrictions. Therefore, in a period of increasing interest rates, interest rate costs on our borrowings could increase without limitation by caps, while the interest-rate yields on our hybrid adjustable-rate RMBS would effectively be limited by caps. This problem will be magnified to the extent we acquire hybrid adjustable-rate RMBS that are not based on mortgages which are fully indexed. In addition, the underlying mortgages may be subject to periodic payment caps that result in some portion of the interest being deferred and added to the principal outstanding. This could result in our receipt of less cash income on our hybrid adjustable-rate RMBS than we need in order to pay the interest cost on our related borrowings. These factors could lower our net interest income or cause a net loss during periods of rising interest rates, which would harm our financial condition, cash flows and results of operations.

Interest Rate Mismatch Risk

      We intend to fund a substantial portion of our acquisitions of hybrid adjustable-rate RMBS with borrowings that, after the effect of hedging, have interest rates based on indices and repricing terms similar to, but of somewhat shorter maturities than, the interest rate indices and repricing terms of the RMBS. Thus, we anticipate that in most cases the interest rate indices and repricing terms of our mortgage assets and our funding sources will not be identical, thereby creating an interest rate mismatch between assets and liabilities. Therefore, our cost of funds would likely rise or fall more quickly than would our earnings rate on assets. During periods of changing interest rates, such interest rate mismatches could negatively impact our financial condition, cash flows and results of operations. To mitigate interest rate mismatches, we may utilize hedging strategies discussed above.

      Our analysis of risks is based on management’s experience, estimates, models and assumptions. These analyses rely on models which utilize estimates of fair value and interest rate sensitivity. Actual economic conditions or implementation of investment decisions by our management may produce results that differ significantly from the estimates and assumptions used in our models and the projected results reflected herein.

Prepayment Risk

      Prepayments are the full or partial repayment of principal prior to the original term to maturity of a mortgage loan and typically occur due to refinancing of mortgage loans. Prepayment rates for existing RMBS generally increase when prevailing interest rates fall below the market rate existing when the underlying mortgages were originated. In addition, prepayment rates on adjustable-rate and hybrid adjustable-rate RMBS generally increase when the difference between long-term and short-term interest rates declines or becomes negative. Prepayments of RMBS could harm our results of operations in several ways. Some adjustable-rate mortgages underlying our adjustable-rate RMBS may bear initial teaser interest rates that are lower than their fully-indexed rates, which refers to the applicable index rates plus a margin. In the event that such an adjustable-rate mortgage is prepaid prior to or soon after the time of adjustment to a fully-indexed rate, the holder of the related residential mortgage-backed security would have held such security while it was less profitable and lost the opportunity to receive interest at the fully-indexed rate over the expected life of the adjustable-rate residential mortgage-backed security. Although we currently do not own any adjustable-rate RMBS with teaser rates, we may obtain some in the future which would expose us to this prepayment risk. Additionally, we currently own RMBS that were purchased at a premium. The prepayment of such RMBS at a rate faster than anticipated would result in a write-off of any remaining capitalized premium amount and a consequent reduction of our net interest income by such amount. Finally, in the event that we are unable to acquire new RMBS to replace the prepaid RMBS, our financial condition, cash flow and results of operations could be negatively impacted.

Effect on Fair Value

      Another component of interest rate risk is the effect changes in interest rates will have on the market value of our assets. We face the risk that the market value of our assets will increase or decrease at different rates than that of our liabilities, including our hedging instruments.

      We primarily assess our interest rate risk by estimating the duration of our assets and the duration of our liabilities. Duration essentially measures the market price volatility of financial instruments as interest rates change. We generally calculate duration using various third-party financial models and empirical data. Different models and methodologies can produce different duration numbers for the same securities.

      The following sensitivity analysis table shows the estimated impact on the fair value of our RMBS interest rate-sensitive investments and repurchase agreement liabilities, at June 30, 2005, assuming rates instantaneously fall 100 basis points and rise 100 basis points:

	Interest Rates Fall 100 Basis Points	Unchanged	Interest Rates Rise 100 Basis Points

	(dollars in thousands)
Hybrid Adjustable-Rate RMBS
Fair value	$4,023,426	$3,975,675	$3,889,195
Change in fair value	$47,751		$(86,480)
Change as a percent of fair value	1.19%		-2.22%
Repurchase Agreements(1)
Fair value	$3,222,986	$3,222,986	$3,222,986
Change in fair value
Change as a percent of fair value
Designated and undesignated interest rate swaps
Fair value	$(51,551)	$483	$50,862
Change in fair value	$(52,034)		$50,379
Change as a percent of fair value	n/m		n/m

(1)	The fair value of the repurchase agreements would not change materially due to the short-term nature of these instruments.

n/m =	not meaningful

      It is important to note that the impact of changing interest rates on fair value can change significantly when interest rates change beyond 100 basis points from current levels. Therefore, the volatility in the fair value of our assets could increase significantly when interest rates change beyond 100 basis points. In addition, other factors impact the fair value of our interest rate-sensitive investments and hedging instruments, such as the shape of the yield curve, market expectations as to future interest rate changes and other market conditions. Accordingly, in the event of changes in actual interest rates, the change in the fair value of our assets would likely differ from that shown above, and such difference might be material and adverse to our stockholders.

     At June 30, 2005, substantially all investments in our alternative investments portfolio (non-MBS) are instruments with variable interest rates that are indexed to LIBOR. Because the variable rates on these instruments are short term in nature, we are not subject to material exposure to movements in fair value as a result of changes in interest rates.

Risk Management

      To the extent consistent with maintaining our REIT status, we seek to manage our interest rate risk exposure to protect our portfolio of RMBS and other mortgage securities and related debt against the effects of major interest rate changes. We generally seek to manage our interest rate risk by:

•	monitoring and adjusting, if necessary, the reset index and interest rate related to our MBS and our borrowings;

•	attempting to structure our borrowing agreements to have a range of different maturities, terms, amortizations and interest rate adjustment periods;

•	using derivatives, financial futures, swaps, options, caps, floors and forward sales, to adjust the interest rate sensitivity of our RMBS and our borrowings; and

•

actively managing, on an aggregate basis, the interest rate indices, interest rate adjustment periods, and gross reset margins of our RMBS and the interest rate indices and adjustment periods of our borrowings.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Senior Vice President, Chief Financial Officer and Treasurer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Senior Vice President, Chief Financial Officer and Treasurer concluded that the Company’s disclosure controls and procedures are effective.

Change in Internal Control Over Financial Reporting

     No change in our internal control over financial reporting was made during our most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

     There are inherent limitations in the effectiveness of any control system, including the potential for human error and the circumvention or overriding of the controls and procedures. Additionally, judgments in decision-making can be faulty and breakdowns can occur because of simple error or mistake. An effective control system can provide only reasonable, not absolute, assurance that the control objectives of the system are adequately met. Accordingly, our management, including our Chief Executive Officer and our Senior Vice President and Chief Financial Officer, does not expect that our control system can prevent or detect all error or fraud. Finally, projections of any evaluation or assessment of effectiveness of a control system to future periods are subject to the risks that, over time, controls may become inadequate because of changes in an entity’s operating environment or deterioration in the degree of compliance with policies or procedures.

1.1.1.A    PART  II. OTHER INFORMATION

Item 1.     Legal Proceedings.

                 None.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

                 (a) Unregistered Sales of Equity Securities. On May 24, 2005, the Company granted to each of Messrs. Howard Rubin, Robert E. Fisher, Robert B. Machinist and Peter H. Rothschild 3,000 shares, or an aggregate of 12,000 shares, of restricted common stock under the 2004 Stock Incentive Plan of the Company, which shares vested on the date of grant. Such grants were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof.

                 (b) Use of Proceeds. See discussion under Part I, Item 2--“Recent Developments--Initial Public Offering on pages 44-45.”

Item 3.     Defaults Upon Senior Securities

                 None.

Item 4.     Submission of Matters to a Vote of Security Holders

                 The annual meeting of stockholders of the Company was held on May 24, 2005.

                 Proposal 1: Stockholders elected three directors, Nelson Peltz, Robert E. Fischer and Peter H. Rothschild, for three-year terms that will expire at the annual meeting of stockholders in 2008 or until their successors are elected and qualified. The vote tabulation for each director was as follows:

Nominee	Affirmative Votes	Withheld Votes	Abstentions	Broker Non-Votes

Nelson Peltz	23,681,929	0	0	0
Robert E. Fischer	23,681,929	0	0	0
Peter H. Rothschild	23,681,929	0	0	0

The term of office for the following directors continued after the annual meeting and such directors were not up for election at the annual meeting:

Gregory H. Sachs
Jonathan W. Trutter
Robert B. Machinist
Howard Rubin

                 Proposal 2: Stockholders ratified the Audit Committee’s selection of Deloitte Touche LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2005, with 23,681,929 affirmative votes and no negative votes, abstentions, or broker non-votes.

Item 5.     Other Information

                 In order to assist us in complying with the limitations on the concentration of ownership of REIT shares imposed by the Internal Revenue Code, our charter generally prohibits any stockholder from beneficially or constructively owning, applying certain attribution rules under the Internal Revenue Code, more than 4.1% in value or in number of shares, whichever is more restrictive, of any class or series of our capital stock, other than Ross Financial Corporation, which was initially permitted to own no more than 32.46% in value or in number of shares, whichever is more restrictive, of our common stock, and W.A. Dart Foundation, which is under common control with Ross Financial Corporation and was initially permitted to own no more than 5.05% in value or in number of shares, whichever is more restrictive, of our common stock. Our board may, in its sole discretion, waive the 4.1% ownership limit with respect to a particular stockholder if it is presented with evidence satisfactory to it that such ownership will not then or in the future jeopardize our qualification as a REIT. Our board of directors has exempted Triarc Companies, Inc. and its affiliates (including its indirect subsidiary and our manager, Deerfield Capital Management LLC) and Deutsche Bank AG from the 4.1% limit. The special ownership limits for Ross Financial Corporation and W.A. Dart Foundation and the ownership limit waiver for Deutsche Bank AG were granted to facilitate the closing of our December 2004 private offering. We granted the ownership limit waiver to Triarc and its affiliates so we could provide incentive compensation to Deerfield Capital in the form of restricted stock and stock options and could compensate Deerfield Capital under the management agreement with common stock without causing Triarc and its affiliates to violate the 4.1% ownership limit. Our board has the discretion to decrease the ownership limits for Ross Financial Corporation and W.A. Dart Foundation and to increase the ownership limits for our other investors if Ross Financial Corporation or W.A. Dart Foundation own less than a specified percentage of our common stock. Since Ross Financial Corporation and W.A. Dart Foundation owned less than the specified percentage following our July 2005 initial public offering, on August 11, 2005, our board decreased the ownership limit for Ross Financial Corporation to 16.89% and increased the ownership limit for our other stockholders (including W.A. Dart Foundation) from 4.1% to 8.1%.

Item 6.     Exhibits

3.1—	Articles of Amendment and Restatement of Deerfield Triarc Capital Corp.*
3.2—	Bylaws of Deerfield Triarc Capital Corp.*
4.1—	Form of Certificate for Common Stock for Deerfield Triarc Capital Corp.*
10.1—	Registration Rights Agreement among Deerfield Triarc Capital Corp., Credit Suisse First Boston LLC, Deutsche Bank Securities Inc. and Bear, Stearns & Co. Inc. for the benefit of certain holders of the common stock of Deerfield Triarc Capital Corp., dated as of December 23, 2004*
10.2—	Management Agreement between Deerfield Triarc Capital Corp. and Deerfield Capital Management LLC, dated as of December 23, 2004*
10.3—	License Agreement between Deerfield Triarc Capital Corp. and Deerfield Capital Management LLC, dated as of December 23, 2004*
10.4—	2004 Stock Incentive Plan*
10.5—	Amended and Restated Stock Award Agreement between Deerfield Triarc Capital Corp. and Deerfield Capital Management LLC, dated June 14, 2005*
10.6—	Amended and Restated Stock Option Agreement between Deerfield Triarc Capital Corp. and Deerfield Capital Management LLC, dated June 14, 2005*
10.7—	Form of Stock Award Agreement for Non-Employee Directors*
31.1—	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Jonathan W. Trutter
31.2—	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Robert E. Armour
32.1—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Jonathan W. Trutter
32.2—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Robert E. Armour

————————
* Incorporated by Reference to the Company’s Registration Statement on Form S-11 (Registration No. 333-123762), as amended.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEERFIELD TRIARC CAPITAL CORP. (Registrant)

Date: August 15, 2005	By: /S/ JONATHAN W. TRUTTER

Jonathan W. Trutter Chief Executive Officer (On behalf of the Company)

Date: August 15, 2005	By: /S/ ROBERT E. ARMOUR

Robert E. Armour Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)