Form 10-Q
period 2005-09-30
Deerfield Triarc Capital Corp
filed 2005-11-14
CIK 1313918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

There were 51,659,701 shares of the registrant’s Common Stock outstanding as of November 14, 2005.

DEERFIELD TRIARC CAPITAL CORP.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2005

Part I.   FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements and Notes (Unaudited)

DEERFIELD TRIARC CAPITAL CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (In thousands, except share and per share amounts)

	September 30, 2005	December 31, 2004

ASSETS
Cash and cash equivalents	$63,303	$268,686
Due from broker	92,042	—
Restricted cash and cash equivalents	29,724	—
Available-for-sale securities, including $6,470,030 and $117,322 pledged— at fair value	7,107,210	444,958
Held to maturity securities— at amortized cost	—	100,125
Trading securities— at fair value	7,474	—
Other investments	1,550	—
Derivative assets	47,170	—
Bank loans held for sale	283,562	—
Bank loans held for investment	74,293	—
Interest receivable	38,906	1,211
Other receivable	20,545	—
Prepaid and other assets	5,679	—

TOTAL ASSETS	$7,771,458	$814,980

LIABILITIES
Repurchase agreements, including $20,594 and $22 of accrued interest	$6,440,555	$317,810
Due to broker	268,784	117,689
Derivative liabilities	219	276
Interest payable	11,894	—
Long term debt issuance— Market Square CLO Ltd.	276,000	—
Long term debt issuance— trust preferred securities	51,550	—
Management fee payable	1,104	160
Offering costs payable	250	857
Other payables	490	176

TOTAL LIABILITIES	7,050,846	436,968

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001:
100,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $0.001:
500,000,000 shares authorized; 51,659,701 and 27,326,986 shares issued and outstanding (including 403,847 and 403,847 restricted shares)	51	27
Additional paid-in capital	748,166	385,205
Deferred equity compensation	(3,374)	(6,225)
Accumulated other comprehensive loss	(35,050)	(704)
Retained earnings (deficit)	10,819	(291)

TOTAL STOCKHOLDERS’ EQUITY	720,612	378,012

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,771,458	$814,980

See notes to condensed consolidated financial statements

DEERFIELD TRIARC CAPITAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (In thousands, except share and per share amounts)

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005

REVENUES
Net interest income:
Interest income	$74,629	$139,172
Interest expense	55,750	100,447

Net interest income	18,879	38,725

EXPENSES
Management fee expense to related party	3,931	9,535
Professional services	314	551
Insurance expense	167	512
Other general and administrative expenses	735	1,268

Total expenses	5,147	11,866

OTHER INCOME AND GAIN (LOSS)
Valuation adjustment on bank loans held for sale	296	(337)
Dividend income	222	245
Gain (loss) on sale of available-for-sale securities	174	(829)
Gain (loss) on sale of bank loans	158	(95)
Gain on designated derivatives	—	1,660
Gain (loss) on undesignated derivatives	(444)	135
Net change in unrealized appreciation on undesignated derivatives	1,856	601
Net change in unrealized depreciation on trading securities	(1,913)	(1,411)

Net other income and gain (loss)	349	(31)

NET INCOME	$14,081	$26,828

NET INCOME PER SHARE—Basic	$0.27	$0.76

NET INCOME PER SHARE—Diluted	$0.27	$0.76

WEIGHTED-AVERAGE NUMBER OF SHARES OUTSTANDING—Basic	51,255,854	35,213,888

WEIGHTED-AVERAGE NUMBER OF SHARES OUTSTANDING—Diluted	51,405,806	35,315,932

See notes to condensed consolidated financial statements

DEERFIELD TRIARC CAPITAL CORP. CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited) For the nine months ended September 30, 2005 (In thousands)

			Additional Paid-in Capital	Deferred Equity Compensation	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Total	Comprehensive Loss
	Common Stock
	Shares	Par Value
Balance - January 1, 2005	27,327	$27	$385,205	$(6,225)	$(704)	$(291)	$378,012

Net income						26,828	26,828	$26,828
Available-for-sale securities—fair value adjustment net of reclassification adjustment					(82,360)		(82,360)	(82,360)

Designated derivatives - fair value adjustment net of reclassification adjustment					48,014		48,014	48,014

Comprehensive loss								$(7,518)

Dividends declared						(15,718)	(15,718)

Issuance of common stock	24,321	24	365,759				365,783

Offering costs			(2,681)				(2,681)

Equity issuance costs Market Square			(368)				(368)

Stock based compensation valuation			71	(71)

Stock based compensation to board of directors	12		180				180

Amortization of stock based compensation				2,922			2,922

Balance—September 30, 2005	51,660	$51	$748,166	$(3,374)	$(35,050)	$10,819	$720,612

See notes to condensed consolidated financial statements

DEERFIELD TRIARC CAPITAL CORP.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited) For the nine months ended September 30, 2005 (In thousands)

Nine months ended September 30, 2005

CASH FLOWS FROM OPERATING ACTIVITY:
Net Income	$26,828
Adjustments to reconcile net income to net cash used in operating activities:
Net premium and discount amortization on investments, bank loans and debt issuance	10,250
Stock based compensation to board of directors	180
Amortization of stock based compensation	2,922
Unrealized gain on undesignated derivatives	(601)
Hedge ineffectiveness	(97)
Purchase of trading securities	(9,402)
Unrealized (gain) loss from trading securities	1,411
Purchase of bank loans held for sale	(404,890)
Change in valuation adjustment on bank loans held for sale	337
Proceeds from the sale of bank loans held for sale	129,816
Net realized loss on securities available-for-sale	829
Net realized gain on designated derivatives	(1,767)
Net payments made on undesignated derivatives	(568)
Changes in operating assets and liabilities:
Interest receivable	(37,672)
Other receivable	(628)
Prepaid assets	(280)
Accrued interest on repurchase agreements	20,572
Interest payable	15,712
Other payables	315
Management fee payable	945
Due to broker- swap margin	8,990

Net cash used in operating activities	(236,798)

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted cash and cash equivalents	(29,724)
Purchase of available-for-sale securities	(8,354,710)
Proceeds from the sale of securities available-for-sale	1,280,214
Purchase of held-to-maturity securities	(34,719)
Principal payments on available-for-sale securities	542,939
Proceeds from the maturity of held-to-maturity securities	134,990
Purchase of other investments	(1,550)
Purchase of bank loans held for investment	(74,325)
Principal payments on bank loans held for investment	46

Net cash used in investing activities	(6,536,839)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under repurchase agreements	5,899,835
Issuance of debt securities	327,550
Payment of debt issuance costs	(5,539)
Dividends paid	(15,718)
Issuance of equity shares-payment of offering costs	(3,657)
Issuance of common stock	365,783

Net cash provided by financing activities	6,568,254

Net decrease in cash and cash equivalents	(205,383)

Cash and cash equivalents at beginning of period	268,686

Cash and cash equivalents end of period	$63,303

NONCASH INVESTING AND FINANCING ACTIVITIES:
Net change in unrealized loss on available-for-sale securities	$82,360
Net change in unrealized loss on derivatives	$48,014
Unsettled available-for-sale purchases - due to broker	$238,131
Unsettled bank loan purchases - due to broker	$20,663
Unsettled bank loan sales - due from broker	$11,838
Unsettled available-for-sale sales - due from broker	$80,204
Warehouse participation liability	$203,338
Non cash settlement of interest expense	$3,818
Unpaid offering costs	$250
Paydown receivable	$19,917

SUPPLEMENTAL DISCLOSURE:
Cash paid for interest	$69,380

See notes to condensed consolidated financial statements

DEERFIELD TRIARC CAPITAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	ORGANIZATION

Deerfield Triarc Capital Corp. (the “Company”) was incorporated as a Maryland corporation on November 22, 2004. On December 23, 2004, the Company completed its initial private placement of 27,326,986 shares (including 403,847 restricted shares) of its common stock at $15.00 per share that generated net proceeds of approximately $378.9 million, and commenced its operations of purchasing and managing an investment portfolio of real estate related investments, primarily mortgage-backed securities, as well as other investment assets. On July 5, 2005, the Company completed its initial public offering (the “IPO”) of 25,000,000 shares of common stock that generated net proceeds of approximately $363.1 million. The Company sold 24,320,715 common shares at a price of $16.00 per share and selling stockholders sold 679,285 shares at a price of $16.00 per share. The Company’s stock is listed on the New York Stock Exchange under the symbol “DFR” and began trading on June 29, 2005.

The Company has two direct, wholly-owned subsidiaries: Deerfield Triarc Capital LLC (“DTC”) and Deerfield Triarc TRS Holdings, Inc. (“TRS Holdings”). DTC has been the Company’s main operating company since the Company’s inception. DTC owns substantially all of the equity interest in Market Square CLO, LTD. (“Market Square”), a Cayman Islands limited liability company, in the form of preference shares, which is a variable interest entity (“VIE”). TRS Holdings is the single member parent of Deerfield Triarc TRS Holdings, LLC (“TRS Holdings LLC”). TRS Holdings, TRS Holdings LLC and Market Square are taxable real estate investment trust subsidiaries (collectively “TRS”). As of September 30, 2005, TRS Holdings LLC held a portfolio of bonds and bank loans. As of September 30, 2005, Market Square held a portfolio primarily consisting of bank loans and long-term debt as described in more detail in Note 8. As of September 30, 2005, the Company identified another VIE, Pinetree CDO Ltd. (“Pinetree”) which is discussed in Note 2. On September 29, 2005, the Company formed Deerfield Triarc Capital Trust I (the “Trust”), an unconsolidated variable interest entity that is related to a trust preferred securities transaction and is discussed in Note 2.

Deerfield Capital Management LLC (the “Manager”), pursuant to a management agreement (the “Management Agreement”), manages the Company and its investment portfolio. See Note 11 for further discussion related to the Management Agreement.

The Company has elected and intends to continue its qualification as a real estate investment trust (“REIT”), and to comply with the provisions of the Internal Revenue Code of 1986, as amended (the “Code”) with respect thereto. See Note 2 for further discussion on income taxes.

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and are in the form prescribed by the Securities and Exchange Commission’s (“SEC”) instructions to Form 10-Q of Regulation S-X. Accordingly, they do not include all of the information and footnotes for complete financial statements as required by GAAP. The interim unaudited financial statements should be read in conjunction with the Company’s audited financial statements as of and for the year ended December 31, 2004, included in our Registration Statement on Form S-11 (Registration No. 333-123762) which was declared effective by the SEC on June 28, 2005. In the opinion of the Company’s management, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows have been included. The nature of the Company’s business is such that the results of any interim period are not necessarily indicative of results for a full year.

2.	ACCOUNTING POLICIES

Principles of Consolidation—The consolidated financial statements include the financial statements of the Company and its subsidiaries which are wholly-owned and entities which are VIEs in which the Company is the primary beneficiary under Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (revised

2003), Consolidation of Variable Interest Entities (“FIN 46R”). All significant inter-company balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents—Cash and cash equivalents include cash on hand and securities with maturity of less than 90 days when acquired, including overnight investments and short-term treasuries.

Restricted Cash and Cash Equivalents—Restricted cash and cash equivalents represent amounts held by third parties for settlement of certain obligations.

Securities—The Company invests primarily in U.S. agency and highly rated, residential, hybrid adjustable-rate and fixed-rate mortgage-backed securities issued in the United States market.

Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, requires certain investments to be classified as either trading, available-for-sale or held-to-maturity investments. Generally, the Company plans to hold a majority of its investments for an indefinite period of time, which may be until maturity. However, it may, from time to time, decide to sell its investments in response to changes in market conditions and in accordance with its investment strategy. Accordingly, a significant majority of its investments are classified as available-for-sale. All investments classified as available-for-sale are reported at fair value, based on quoted market prices provided by independent pricing sources when available or quotes provided by dealers who make markets in certain securities, with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity. The Company may classify certain short-term securities as held-to-maturity. These investments are reported at amortized cost. Periodically, all available-for-sale and held-to-maturity investments are evaluated for other-than-temporary impairment, which is a decline in the fair value of an investment below its amortized cost attributable to factors that suggest the decline will not be recovered over the investment’s remaining life. Other-than-temporary impairments are recognized in the consolidated statements of operations. The Company may also classify certain securities acquired for speculative trading purposes as trading securities with changes in fair value of these securities recognized in the consolidated statements of operations.

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

Bank Loans—The Company purchases senior secured and unsecured bank loans, which the Company classifies as either held for sale or held for investment, depending on the investment strategy for each loan. The bank loans held for sale are carried at lower of cost or fair market value. If the fair market value of a loan is less than its cost basis, a valuation adjustment is recognized in the consolidated statement of operations and the loan’s cost basis is adjusted accordingly. A loan may recover its value up to its cost basis in the event the fair market value increases, which is also recognized in the consolidated statement of operations. The bank loans held for investment are carried at amortized cost with an allowance for loan losses, if appropriate. Any premium or discount is amortized or accreted to interest income over the life of the loan. Interest income is accrued based upon the outstanding principal amount of all the loans and their contractual interest terms.

Allowance and Provision for Loan Losses—In accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, the Company recognizes an allowance for loan losses at a level considered adequate based on management’s evaluation of risks in the loan portfolio, including historical and industry loss experience, economic conditions and trends, estimated fair values and quality of collateral, estimated fair values of loans and other relevant factors.

To estimate the allowance for loan losses, the Company first identifies impaired loans. The Company considers a loan to be impaired when, based on current information and events, management believes it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. When a loan is impaired, the allowance for loan losses is increased by the amount of the excess of the amortized cost basis of the loan over its estimated fair value. Estimated fair value may be determined based on (i) observable market quotes, if available; (ii) the estimated sales price of the collateral less estimated disposition costs; (iii) the present value of projected future cash flows; (iv) current financial information of the borrowing company and its performance against plan; or (v) changes to the market for the borrowing company’s service or product. Increases in the allowance for loan losses are recognized in the statements of operations as a provision for loan losses. If the loan or a portion thereof is considered uncollectible and of such little value that further pursuit of collection is not warranted, a charge-off or write-down of a loan is recorded and the allowance for loan losses is reduced.

An impaired loan may be left on accrual status during the period the Company is pursuing repayment of the loan; however, the loan is placed on non-accrual status at such time as: (i) management believes that scheduled debt service payments will not be met within the coming 12 months; (ii) the loan becomes 90 days delinquent; (iii) management determines the borrower is incapable of, or has ceased efforts toward curing the cause of the impairment; or (iv) the net realizable value of the underlying collateral securing the loan approximates the Company’s carrying value of such loan. While on non-accrual status, interest income is recognized only upon actual receipt.

The Company identified no impaired loans at September 30, 2005 and thus has established no allowance for loan losses.

Derivative Financial Instruments—The Company enters into derivative contracts, including interest rate swaps and interest rate swap forwards, as a means of mitigating the Company’s interest rate risk on forecasted interest expense associated with the benchmark rate on forecasted rollover/reissuance of repurchase agreements, or hedged items, for a specified future time period. The Company has designated these transactions as cash flow hedges. The contracts, or hedge instruments, are evaluated at inception and at subsequent balance sheet dates in order to determine whether they qualify for hedge accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted (“SFAS No. 133”). The hedge instrument must be highly effective in achieving offsetting changes in the hedged item attributable to the risk being hedged in order to qualify for hedge accounting. Derivative contracts are carried on the consolidated balance sheet at fair value. The Company values both actual interest rate swaps and hypothetical interest rate swaps (for purposes of quantifying ineffectiveness) by determining the net present value of all payments between the counterparties which are calculated based on internally developed and tested market-standard models that utilize data points obtained from external market sources. Any ineffectiveness that arises during the hedging relationship is recognized in interest expense in the consolidated statement of operations. The effective portion of all contract gains and losses excluding the net interest accrual is recorded in other comprehensive income or loss. Realized gains and losses on terminated contracts that were designated as hedges are maintained in accumulated other comprehensive income or loss and amortized into interest expense over the contractual life of the terminated contract unless it is probable that the forecasted rollover/reissuance of repurchase agreements will not occur. In that case, or if the terminated contract is replaced, such that the forecasted transaction is hedged by another designated instrument, realized gain or loss in accumulated other comprehensive income or loss is reclassified to realized gain or loss in the consolidated statement of operations.

The net interest accrual is reflected as interest expense for the period.

The Company may also enter into derivatives that do not qualify for hedge accounting under SFAS No. 133. These derivatives are carried at their fair market value with changes in value reflected in the consolidated statement of operations.

Borrowings— The Company finances the acquisition of mortgage-backed and asset-backed securities, other securities available-for-sale and the Market Square bank loans primarily through the use of repurchase agreements, securitization transactions structured as secured financings and issuance of junior subordinated debt securities. Repurchase agreements, securitization debt and junior subordinated debt securities are carried at their outstanding principal or contractual amounts including accrued interest.

Due from Brokers and Due to Brokers—Amounts due from brokers and due to brokers generally represent unsettled trades and cash balances held with brokers as part of margin requirements related to derivatives. Amounts due from brokers and due to brokers are recorded as assets and liabilities, respectively.

Income Taxes—The Company has elected and intends to continue its qualification as a REIT and to comply with the provisions of the Code with respect thereto. Accordingly, the Company is not subject to Federal or state income tax to the extent that it distributes all of its taxable income to stockholders and certain asset, income, stock ownership and record keeping requirements are satisfied.

TRS Holdings, to the extent of its taxable income, would be subject to federal and state income tax. For the three and nine month periods ended September 30, 2005, TRS Holdings recorded a provision for income tax of $0.1 million.

Dividend Distributions—On June 14, 2005, the Company declared a quarterly distribution of $0.35 per share of common stock, paid on July 15, 2005 to stockholders of record as of June 22, 2005. On March 31, 2005, the Company declared a quarterly distribution of $0.225 per share of common stock, paid on April 29, 2005 to stockholders of record as of March 24, 2005. See Note 19 for discussion of the dividend declaration after September 30, 2005.

Equity Compensation—As of December 23, 2004, the Company granted 403,847 shares of restricted stock and restricted options to purchase 1,346,156 shares of common stock to its Manager. The Company accounts for the restricted stock and restricted options granted in accordance with the consensus in Issue 1 of the Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments that are issued to other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, (“EITF 96-18”). Pursuant to EITF 96-18, the restricted stock and restricted options were recorded at fair value in stockholders’ equity, with an offsetting entry to deferred compensation (a contra-equity account). The deferred compensation is amortized ratably over a three year tiered vesting period with the amortization expense reflected as management fee expense. The fair value of restricted stock and restricted options is adjusted quarterly for unvested shares. Changes in such fair value are reflected as an adjustment to deferred equity compensation with an offsetting adjustment to additional paid-in capital. The expense related to the restricted stock and restricted options is recognized in the management fee expense paid to related party.

On May 24, 2005, the Company made a stock award to its independent directors of 12,000 shares that vested immediately. This award was also accounted for in accordance with EITF 96-18, with the fair value of the stock at the date of the grant recorded in other general and administrative expense.

Incentive Compensation—The Management Agreement provides for the payment of an incentive fee to the Manager if the Company’s financial performance exceeds certain benchmarks. See Note 11 for further discussion on the specific terms of the computation and payment of the incentive fee.

The incentive fee will be paid in both cash and restricted stock. The cash portion of the incentive fee is accrued and expensed during the period for which it is calculated and earned. The Company accounts for the restricted stock portion of the incentive fee in accordance with SFAS No. 123, Accounting for Stock Based Compensation, and related interpretations, and EITF 96-18. No incentive fee was incurred as of September 30, 2005.

Net Income Per Share—The Company calculates basic net income per share by dividing net income for the period by weighted-average number of shares of its common stock outstanding for that period. Diluted income per share takes into account the effect of dilutive instruments, such as stock options and restricted stock, but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding. See Note 10 for further discussion on the computation of net income per share.

Variable Interest Entities—In December 2003, the FASB issued FIN 46R. FIN 46R addresses the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to a VIE and generally would require that the assets, liabilities and results of operations of a VIE be consolidated into the financial statements of the enterprise that has a controlling financial interest in it. The interpretation provides a framework for determining whether an entity should be evaluated for consolidation based on voting interests or significant financial support provided to the entity (“variable interests”). The Company considers all counterparties to the transaction to determine whether the counterparty is a VIE and, if so, whether the Company’s involvement with the entity results in a variable interest in the entity. If the Company is determined to have a variable interest in the entity, an analysis is performed to determine whether the Company is the primary beneficiary and remains consolidated in the accompanying condensed consolidated financial statements.

During March 2005, the Company entered into warehouse and master participation agreements (“agreements”) with an affiliate of UBS Securities LLC (“UBS”) related to the Market Square transaction. Upon review of the transaction, the Company determined that Market Square was a VIE under FIN 46R and that the Company was the primary beneficiary. The Company consolidated Market Square at March 31, 2005. On May 10, 2005, the UBS agreements were terminated and the warehouse funding liability was replaced with the issuance of long-term debt and equity securities by Market Square. The Company owns substantially all of the equity securities issued by Market Square and is deemed to be the primary beneficiary. The impact of the consolidation of this VIE on the September 30, 2005 balance sheet was to:

•	Increase “Restricted Cash and Cash Equivalents” by $20.7 million.

•	Increase “Due from Broker” by $2.3 million.

•	Increase “Available-for-sale securities” by $8.2 million, which represents bonds held by Market Square.

•	Increase “Bank loans held for sale” by $279.4 million, net of valuation allowance, held by Market Square.

•	Increase “Interest receivable” by $1.5 million, which represents accrued interest on the Market Square ABS.

•	Increase “Other Assets” by $4.1 million.

•	Increase “Due to broker” by $10.7 million, which represents unsettled Market Square bank loans.

•	Increase “Interest payable” by $4.3 million, which represents accrued interest on the debt securities.

•	Increase “Long term debt” by $276.0 million, which represents the financing of the Market Square bank loans.

During May 2005, the Company entered into warehouse, master repurchase and pledge agreements with an affiliate of UBS providing that UBS will fund the purchase of asset-backed securities (“ABS”) by Pinetree during the warehouse period via a master repurchase agreement with a current weighted average floating rate of 3.70% at September 30, 2005. In addition, the agreements provide for a guarantee by the Company to UBS of the first $12.0 million in losses on the portfolio of ABS. Upon review of the transaction, the Company determined that Pinetree was a VIE under FIN 46R and that the Company was the primary beneficiary. As a result, the Company consolidated Pinetree as of September 30, 2005, even though the Company owns none of its equity. The impact of the consolidation of this VIE on the September 30, 2005 balance sheet was to:

•	Increase “Available-for-sale securities” by $204.6 million, which represents ABS held by Pinetree.

•	Increase “Derivative assets” by $0.6 million, representing the fair value of interest rate swaps.

•	Increase “Interest receivable” by $3.4 million, which represents accrued interest on the Pinetree ABS.

•	Increase “Repurchase agreements” by $204.3 million, which represents the financing of the Pinetree ABS.

•	Increase “Due to broker” by $1.0 million, which represents unsettled Pinetree ABS.

•	Increase “Interest payable” by $0.4 million, which represents the net settlement of Pinetree’s swap interest accrual.

The Company accrues interest income based on the contractual terms of the Pinetree ABS reflected in interest income and recognizes the repurchase agreement interest as interest expense in the condensed consolidated statement of operations. See Note 7 for further discussion of this transaction.

Trust Preferred Securities—In September 2005, the Company formed Deerfield Triarc Capital Trust I (the “Trust”) for the sole purpose of issuing and selling trust preferred securities. In accordance with FIN 46R, the Trust is not consolidated into the Company’s condensed consolidated financial statements because the Company is not deemed to be the primary beneficiary of the Trust. Through DTC, the Company owns 100% of the common shares of the Trust, which also issued $50.0 million of preferred shares to unaffiliated investors. The rights of common shares of the Trust are subordinate to the rights of the preferred shares only in the event of a default, otherwise the common shareholder shares economic and voting rights pari passu with the preferred shareholders. The Company records its investment in the Trust’s common shares of $1.6 million as other investments at cost and records dividend income upon declaration by the Trust.

In connection with the issuance and sale of the trust preferred securities, DTC issued junior subordinated debt securities to the Trust of $51.6 million, which are guaranteed by the Company. The junior subordinated debt securities are recorded as long-term debt and debt issuance costs are deferred in prepaid and other assets in the condensed consolidated balance sheet. Interest expense on the debt securities and amortization of debt issuance costs are recorded in the condensed consolidated statements of operations.

See Note 9 for further discussion of the trust preferred securities and junior subordinated debt securities.

Use of Estimates—The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates affecting the accompanying condensed consolidated financial statements include the fair values of mortgage-backed securities and other investment securities, the fair value of interest rate swaps and interest rate swap forwards, and the fair value of perfect hypothetical interest rate swaps determined for purposes of calculating ineffectiveness under SFAS No. 133.

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

Reclassifications—Certain prior period amounts have been reclassified to conform to current period presentation.

3.	AVAILABLE-FOR-SALE SECURITIES

The following table summarizes the Company’s securities classified as available-for-sale as of September 30, 2005 and December 31, 2004, which are carried at fair value:

	Mortgage-Backed Securities	Other Investment Securities	Total

	(In thousands)
As of September 30, 2005:
Amortized cost	$6,949,584	$240,441	$7,190,025
Unrealized gains	5,376	2,141	7,517
Unrealized losses	(89,468)	(864)	(90,332)

Fair value	$6,865,492	$241,718	$7,107,210

As of December 31, 2004:
Amortized cost	$445,413	$—	$445,413
Unrealized gains	120	—	120

Unrealized losses	(575)	—	(575)

Fair value	$444,958	$—	$444,958

Actual maturities of mortgage-backed securities are generally shorter than stated contractual maturities. Actual maturities of the Company’s mortgage-backed securities are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal.

The following table summarizes the Company’s mortgage-backed securities on September 30, 2005 and December 31, 2004, according to their average expected life classifications:

Average Expected Life	Fair Value	Amortized Cost	Weighted Average Coupon

	(In thousands)
September 30, 2005:
Greater than one year and less than five years	$491,913	$498,335	4.44%
Greater than five years and less than ten years	5,671,869	5,745,188	4.94
Greater than ten years	701,710	706,061	4.41

Total	$6,865,492	$6,949,584	4.85%

December 31, 2004:
Greater than five years and less than ten years	$444,958	$445,413	4.44%

Total	$444,958	$445,413	4.44%

The average expected lives of the mortgage-backed securities at September 30, 2005 and December 31, 2004 in the tables above are based upon data provided through subscription-based financial information services, assuming constant principal prepayment rates to the balloon or reset date for each security. The prepayment model considers current yield, forward yield, steepness of the yield curve, current mortgage rates, mortgage rate of the outstanding loans, loan age, margin and volatility. For purposes of this disclosure, average expected life is intended to reflect the estimated period of time the securities in the portfolio will remain outstanding.

The actual lives of the mortgage-backed securities in the Company’s investment portfolio could be longer or shorter than the estimates in the table above depending on the actual prepayment rates experienced over the lives of the applicable securities and are sensitive to changes in both prepayment rates and interest rates.

At September 30, 2005 and December 31, 2004, unsettled mortgage security purchases totaled $238.1 million and $117.7 million, respectively. These purchases settled in October 2005 and January 2005, respectively.

The following table shows the Company’s investments’ fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2005 and December 31, 2004:

	Less than 12 Months

	Fair Value	Gross Unrealized Losses

	(In thousands)
As of September 30, 2005:
Mortgage-backed securities (205 securities)	$6,717,300	$(89,468)
Other investment securities (41 securities)	79,969	(864)

Total temporarily impaired securities	$6,797,269	$(90,332)

As of December 31, 2004:
Mortgage-backed securities (9 securities)	$226,068	$(575)

Total temporarily impaired securities	$226,068	$(575)

The temporary impairment of the available-for-sale securities results from the fair value of the securities falling below the amortized cost basis. As of September 30, 2005 and December 31, 2004, none of the securities held had been downgraded by the two major credit rating agencies since their purchase. Management intends to hold the securities until the fair value of the securities held is recovered, which may be maturity if necessary. As such, management does not believe any securities held are other-than-temporarily impaired at September 30, 2005 and December 31, 2004.

4.	HELD-TO-MATURITY SECURITIES

The Company did not hold any held-to-maturity securities as of September 30, 2005. The following table summarizes the Company’s held-to-maturity securities as of December 31, 2004, which are carried at amortized cost:

Debt Securities Issued by US Treasury and Government Agencies

(In thousands)

Cost	$100,075
Accretion	50

Amortized cost	$100,125

All held-to-maturity securities had maturities of less than one year.

5.	TRADING SECURITIES

The Company holds trading securities as of September 30, 2005, carried at fair value of $7.5 million. Net unrealized trading losses were recognized on the securities for the three and nine month periods ended September 30, 2005 in the amount of $1.9 million and $1.4 million, respectively. The Company did not hold any trading securities as of December 31, 2004.

6.	BANK LOANS

At September 30, 2005, the Company held bank loans of $357.9 million. Of this amount, loans classified as held for sale and carried at the lower of cost or fair value consist of $279.4 million held in Market Square, net of a valuation allowance of $0.3 million, $3.6 million held in DTC and $0.6 million held in TRS Holding LLC. Loans classified as held for investment and carried at amortized cost consist of $74.3 million held in DTC. The Company identified no impaired loans at September 30, 2005 and thus has established no allowance for loan losses. At September 30, 2005, there were $20.7 million and $11.8 million of unsettled bank loan purchases and sales, respectively.

7.	ASSET-BACKED SECURITIES CDO TRANSACTION

In May 2005, the Company entered into an agreement with UBS who will serve as structurer and placement agent with respect to the structuring, marketing and placement of several classes of notes to be issued by Pinetree. The Company agreed to purchase 100% of the equity interest of Pinetree, to be issued as preference shares, for a purchase price of $12.0 million. The notes issued by Pinetree will be secured by a portfolio of ABS.

The Company also entered into a warehouse agreement with an affiliate of UBS to finance the acquisition of up to $300.0 million of ABS by Pinetree. Under the terms of the repurchase agreement, prior to the issuance of the Pinetree notes, the Company is entitled to the accrued interest on the ABS in excess of the financing rate, which at September 30, 2005 is a weighted average of 3.70%. If the Pinetree transaction is not consummated or any of the ABS are sold prior to the closing of the Pinetree transaction, the Company will bear any resulting gain or collateral loss except that the Company is not liable for collateral losses in excess of the agreed-upon purchase price of the Pinetree preference shares of $12.0 million.

8.	SHORT-TERM BORROWINGS

The repurchase agreements are short-term borrowings from third party financial institutions that bear interest rates that have historically moved in close relationship to the one-month, two-month or three-month LIBOR. At September 30, 2005 and December 31, 2004, the Company had repurchase agreements outstanding in the amount of $6.4 billion and $317.8 million, respectively, with weighted-average borrowing rates of 3.75% and 2.47%, respectively.

At September 30, 2005 and December 31, 2004, the repurchase agreements had remaining weighted average maturities of 32 and 59 days, respectively, and are summarized below:

	September 30, 2005	December 31, 2004

	(In thousands, except percentage)
Mortgage-backed securities:
Amortized cost of securities sold, including accrued interest	$6,581,713	$328,923
Fair market value of securities sold, including accrued interest of $25,840 and $1,198, respectively	$6,270,612	$328,834
Repurchase agreement liabilities associated with these securities	$6,222,857	$317,810
Average interest rate of repurchase agreement liabilities	3.75%	2.47%

Other investment securities:
Cost of securities sold, including accrued interest	$228,293	—
Fair market value of securities sold, including accrued interest of $4,193	$229,451	—
Repurchase agreement liabilities associated with these securities	$217,698	—
Average interest rate of repurchase agreement liabilities	3.73%	—

At September 30, 2005 and December 31, 2004, the repurchase agreements had amounts at risk with the following counterparties:

Repurchase Agreement Counterparties	Amount at Risk(1)		Weighted-Average Remaining Maturity of Repurchase Agreement in Days

	September 30, 2005	December 31, 2004	September 30, 2005	December 31, 2004

	(In Thousands)

Bear Stearns & Co., Inc.	$(7,928)	$3,793	21	59
Barclays Bank PLC	1,273	—	35	—
Countrywide Securities Corp.	14,450	7,231	49	59
Credit Suisse First Boston LLC	34,157	—	31	—
Lehman Brothers Inc.	136	—	25	—
Merrill Lynch & Co. Inc.	24,736	—	46	—
Mitsubishi Securities (USA) Inc.	361	—	7	—
Morgan Stanley & Co. Incorporated	1,890	—	70	—
Nomura Securities International	(29,031)	—	29	—
UBS Securities LLC	19,464	—	40	—

Total	$59,508	$11,024

(1)	Equal to the fair value of securities sold, plus accrued interest income, minus repurchase agreement liabilities, plus accrued interest expense. Net proceeds of $363.1 million from the Company’s public share offering received on July 5, 2005 were used to repay a portion of the repurchase agreement obligations of $406.0 million that matured during the period from July 7, 2005 to July 25, 2005. The remainder of the repayments were made from cash on hand. Amounts repaid were subsequently reborrowed.

9.	LONG-TERM DEBT

Market Square

On May 10, 2005, the warehouse agreements with UBS were terminated and the funding liability was replaced with the issuance of long-term debt and equity securities by Market Square. The debt securities bear interest rates that reset quarterly based on varying spreads to three month LIBOR. The following table summarizes the Company’s long-term debt issued by Market Square as of September 30, 2005.

Issued by Market Square:	Principal Amount	Rate at Sept 30, 2005

	(In thousands)

Class A Senior Secured Floating Rate Note, Due 2017	$232,500	3.62%
Class B Second Priority Deferrable Floating Rate Note, Due 2017	27,000	4.13%
Class C Third Priority Deferrable Floating Rate Note, Due 2017	8,250	5.26%
Class D Fourth Priority Deferrable Floating Rate Note, Due 2017	8,250	8.11%

	$276,000

Market Square is a bankruptcy remote subsidiary and the debt holders have recourse only to the assets of Market Square which were $316.2 million at September 30, 2005.

There was no long-term debt outstanding at December 31, 2004.

Trust preferred securities

On September 29, 2005, the Trust issued preferred securities to unaffiliated investors for gross proceeds of $50.0 million and common securities to the Company for gross proceeds of $1.6 million. The combined proceeds were invested by the Trust in $51.6 million of unsecured junior subordinated debt securities issued by DTC. The junior subordinated debt securities are the sole assets of the Trust and mature on October 30, 2035 but are callable on or after October 30, 2010. Interest is payable quarterly at a floating rate equal to LIBOR plus 3.50% per annum. This rate was 7.51% at September 30, 2005.

The holders of the preferred and common securities of the Trust are entitled to receive distributions payable quarterly at a variable rate equal to three-month LIBOR plus 3.50% per annum. The preferred and common securities of the Trust do not have a stated maturity date; however, they are subject to mandatory redemption upon the maturity of the junior subordinated debt securities.

Unamortized deferred issuance costs associated with the junior subordinated debt securities are $1.3 million at September 30, 2005 and are classified as part of prepaid and other assets on the condensed consolidated balance sheet. These costs are being amortized into interest expense using the effective yield method over the period to the call date.

The Company has entered into a parent guarantee agreement for the payment of any amounts to be paid by DTC under the terms of the junior subordinated debt securities debenture. The obligations under the parent guarantee agreement constitute unsecured obligations of the Company and rank subordinate and junior to all other senior debt. The parent guarantee will terminate upon the full payment of the redemption price for the trust preferred securities or full payment of the junior subordinated debt securities upon liquidation of the Trust.

10.	CAPITAL STOCK AND EARNINGS PER SHARE

On December 23, 2004, the Company completed an initial private offering of 26,923,139 shares of common stock, $0.001 par value at an offering price of $15 per share, including 256,472 shares of common stock purchased or placed by the initial purchasers/placement agents pursuant to their over-allotment option. The Company received proceeds from these transactions in the amount of $378.9 million, net of underwriting discounts and commissions, placement agent fees and other offering costs.

In addition, on December 23, 2004 the Company granted 403,847 shares of restricted common stock, par value $0.001, and restricted options to purchase 1,346,156 common shares at an exercise price of $15 per share, to the Manager (see Note 17). The Company’s restrictions lapse and full rights of ownership vest for one-third of the shares and options on the first anniversary of the grant date, for one-third of the shares and options on the second anniversary and for the last one-third of the shares and options on the third anniversary. Vesting is predicated on the continuing involvement of the Manager in providing services to the Company.

On July 5, 2005 the Company completed an initial public offering of 25,000,000 shares of common stock, $.001 par value at an offering price of $16 per share, including 679,285 shares sold by selling stockholders. The Company received proceeds from this transaction in the amount of $363.1 million, net of underwriting discounts and commissions and placement agent fees and other offering costs, on July 5, 2005. Other offering costs of $2.7 million consisted primarily of printing and legal costs.

The fair value of the shares of restricted stock as of September 30, 2005 was $5.6 million, of which $2.6 million was expensed as management fee expense for the nine month period ended September 30, 2005. The fair value of the total option grant as of September 30, 2005 was $0.8 million of which $0.4 million was expensed as management fee expense for the nine month period ended September 30, 2005. The fair value of each option grant at September 30, 2005 is $0.59. The fair value of each option grant is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions as of September 30, 2005: dividend yield of 9.45%; expected volatility of 21.79%, risk-free interest rate of 4.51%; and expected life of 9.25 years.

The fair value of the shares of restricted stock as of December 31, 2004 was $6.1 million, of which $0.1 million was expensed as management fee expense for the period ended December 31, 2004. The fair value of the total option grant as of December 31, 2004 was $0.3 million, of which $4,000 was expensed as management fee expense for the period ended December 31, 2004. The fair value of each option grant at December 31, 2004 was $0.195. The fair value of each option grant was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions as of December 31, 2004: dividend yield of 13.8%; expected volatility of 22.83%, risk-free interest rate of 4.25%; and expected life of 10 years.

The following table presents a reconciliation of basic and diluted earnings per share for the three and nine month periods ended September 30, 2005 (in thousands except per share amounts):

	Three months ended September 30, 2005	Nine months ended September 30, 2005

Basic:
Net income	$14,081	$26,828

Weighted-average number of common shares outstanding	51,256	35,214

Basic net income per share	$0.27	$0.76

Diluted:
Net income	$14,081	$26,828

Weighted-average number of common shares outstanding	51,256	35,214
Additional shares due to assumed conversion of dilutive instruments	150	102

Adjusted weighted-average number of common shares outstanding	51,406	35,316

Diluted net income per share	$0.27	$0.76

Potentially dilutive shares for the three and nine month periods ended September 30, 2005 were 1,346,156 relating to stock options and are not included in the calculation of diluted net income per share because the effect is anti-dilutive.

11.	THE MANAGEMENT AGREEMENT

The Management Agreement with the Manager provides, among other things, that the Company will pay to the Manager, in exchange for investment management and certain administrative services, certain fees and reimbursements, summarized as follows:

•	A monthly base management fee equal to 1/12 of Equity multiplied by 1.75%. Equity as defined by the Management Agreement represents net proceeds from any issuance of common shares less other offering related costs plus or less the Company’s retained earnings (excluding non-cash equity compensation incurred in current or prior periods) less any amounts the Company paid for common share repurchases. The calculation may be adjusted for one-time events due to changes in GAAP as well as other non-cash charges upon approval of the independent directors of the Company.

•	Incentive compensation based on the product of (1) 25.0% of the dollar amount by which (A) the Company’s net income (before incentive compensation) for a quarter per common share (based on weighted average number of actual shares outstanding) exceeds (B) an amount equal to (i) the weighted average share price of common shares in the initial offering and subsequent offerings of the Company, multiplied by (ii) the greater of (a) 2.00% and (b) 0.50% plus one-fourth of the Ten Year Treasury rate for such quarter, multiplied by (2) the weighted average number of common shares outstanding for the quarter. The calculation may be adjusted for one-time events due to changes in GAAP as well as other non-cash charges upon approval of the independent directors of the Company.

•	Out-of-pocket expenses and certain other costs incurred by the Manager and related directly to the Company.

The base management fee is paid monthly in arrears.

The incentive compensation will be paid quarterly with 85.0% of the incentive compensation paid to the Manager in cash and 15.0% paid in the form of a restricted stock award. The Manager may elect to receive more than 15.0% of incentive compensation in the form of common shares. The Manager’s ownership percentage of the Company, direct and indirect, cannot exceed 9.8%. All shares are fully vested upon issuance, provided that the Manager agrees not to sell such shares prior to the date that is one year after the date the shares are due and payable. The value shall be deemed to be the average of the closing prices of the shares on the exchange over the thirty-day period ending three days prior to the issuance of such shares.

The initial term of the Management Agreement continues through December 31, 2007 and shall be automatically renewed for a one year term thereafter unless the Board of Directors elects not to renew the Management Agreement. The independent directors, upon the affirmative vote of two-thirds of the independent directors, may elect not to renew the Management Agreement because of either of the following:

•	Determination that the Manager’s performance has been unsatisfactory; and/or

•	Determination that the amount of compensation payable to the Manager is unfair and compensation cannot be agreed upon between the Company and the Manager at a level that two-thirds of the independent directors deem fair.

In the event that the Agreement is terminated based on the provision discussed above, the Company shall pay to the Manager a termination fee equal to the amount of two times the sum of the average annual based management fee and the average annual incentive compensation earned by the Manager during the two 12-month periods immediately preceding the date of such termination.

The base management fee for the three and nine month periods ended September 30, 2005 was approximately $3.2 million and $6.6 million, respectively. Amortization for the three and nine month periods ended September 30, 2005 of approximately $0.6 million and $2.9 million, respectively, related to the restricted stock and restricted stock options granted to the Manager was included in Management fee expense to related party in the consolidated statements of operations. See Note 10 for additional information regarding the grant to the Manager. The Manager earned no incentive fee for the three and nine month periods ended September 30, 2005.

12.	RELATED-PARTY TRANSACTIONS

At September 30, 2005 and December 31, 2004, the Company was indebted to the Manager for base management fees of $1.1 million and $0.2 million, respectively. This amount is included in management fee payable.

The company that owns a majority interest in the Manager purchased 1,000,000 shares of the Company for $15.0 million in the December 2004 initial private offering, representing an ownership interest of 1.9% as of September 30, 2005 and 3.7% as of December 31, 2004 in the Company. Certain members of the executive management team of the Manager and its affiliates owned 231,594 and 115,414 shares of the Company at September 30, 2005 and December 31, 2004, representing an ownership percentage of 0.4% and 0.4%, respectively. Shares owned at December 31, 2004 were purchased at the same price and terms as those shares purchased by third-party investors in the December 2004 initial private offering and subsequent acquisitions were open-market purchases.

13.	FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107, Disclosure About Fair Value of Financial Instruments, requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value. The fair value of held-to-maturity securities approximates the amortized cost presented in the consolidated balance sheet as of December 31, 2004 due to the short-term nature of the investment and the accretion being based on the market yield for such investments. The fair value of mortgage-backed and other securities available-for-sale, trading securities and derivatives is equal to their respective carrying value presented in the consolidated balance sheets. The fair value of cash and cash equivalents, interest receivable, repurchase agreements, due to broker, and payables, approximates carrying value as of September 30, 2005 and December 31, 2004 due to the short-term nature of these instruments.

14.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The following is a summary of the components of accumulated other comprehensive loss as of September 30, 2005 and December 31, 2004:

	September 30, 2005	December 31, 2004

	(In thousands)

Beginning balance	$(704)	$—

Available-for-sale securities:

Unrealized loss on securities	(83,189)	(455)

Reclassification adjustment for securities sold	829	—

Cash flow hedges:

Unrealized net gain (loss) on hedges	46,626	(276)

Reclassification adjustment for ineffectiveness	(97)	27

Deferred gain on hedges, net of amortization	1,485	—

Ending balance	$(35,050)	$(704)

15.	RISK MANAGEMENT

Interest rate risk

The Company’s primary component of market risk is interest rate risk. The Company is subject to interest rate risk, primarily in connection with its investments in hybrid adjustable-rate and fixed rate mortgage-backed securities, its related debt obligations, which are repurchase agreements of limited duration that are periodically refinanced at current market rates, and its derivative contracts.

The Company’s strategy includes funding its investments in long-term, hybrid adjustable-rate and fixed rate mortgage-backed securities with short-term borrowings under repurchase agreements. During periods of rising interest rates, the borrowing costs associated with those mortgage-backed securities tend to increase while the income earned on such mortgage-backed securities (during the fixed-rate component of hybrid adjustable-rate mortgage backed securities) may remain substantially unchanged. This results in a narrowing of the net interest spread between the related assets and borrowings and may even result in losses.

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

The Company intends to fund a substantial portion of its acquisitions of mortgage-backed securities with borrowings that have interest rates based on indices and repricing terms similar to, but of shorter maturities than, the interest rate indices and repricing terms of the mortgage-backed securities. Thus, the Company anticipates that in most cases the interest rate indices and repricing terms of its mortgage assets and its funding sources will not be identical, thereby creating an interest rate mismatch between assets and liabilities. Therefore, the Company’s cost of funds would likely rise or fall more quickly than would the Company’s earnings rate on assets. During periods of changing interest rates, such interest rate mismatches could negatively impact the Company’s consolidated financial condition, consolidated cash flows and consolidated results of operations. To mitigate interest rate mismatches, the Company may utilize hedging strategies discussed above and further in Note 16.

Changes in interest rates can also have a significant impact on the prepayment rate of mortgage-backed securities. Prepayments are the full or partial repayment of principal prior to the original term to maturity of a mortgage loan and typically occur due to refinancing of mortgage loans. Prepayment rates for existing mortgage-backed securities generally increase when prevailing interest rates fall below the market rate existing when the underlying mortgages were originated. In periods of declining interest rates, prepayments on our investments including our RMBS, will likely increase. If we are unable to reinvest the proceeds of such prepayments at comparable yields, our net interest income may suffer. In periods of rising interest rates, prepayment rates on our investments, including our RMBS, will likely slow, causing the expected lives of these investments to increase. This may cause our net interest income to decrease as our borrowing and hedging costs rise while our interest income on those assets remain constant. Under certain interest rate and prepayment scenarios we may fail to recoup fully our cost of acquisition of certain assets. While we use hedging to mitigate some of our interest rate risk, we do not hedge all of our exposure to changes in interest rates and prepayment rates, as there are practical limitations to our ability to insulate the portfolio from all of the negative consequences associated with changes in short-term interest rates while still seeking to provide an attractive net spread on our portfolio.

Credit risk

The Manager analyzes the credit risks associated with the Company’s counterparties. A significant portion of the Company’s positions, including cash and cash equivalents and due from brokers, is held at institutions of high credit standing.

The Company invests in corporate bonds and other credit sensitive securities and loans. Until such investments are sold or mature, the Company is exposed to credit risk relating to whether the issuer will meet its obligations when the securities come due. The Company’s exposure to credit risk in the mortgage backed securities portfolio is limited as the majority of securities were issued by U.S. government agencies. The Company manages its credit risk exposure by performing sufficient investment due diligence on issuers and by obtaining returns on investment commensurate with their risk.

Additionally, credit risk arises from the potential inability of counterparties to meet the obligations and terms of their contracts. The Company limits credit risk by trading only with investment grade counterparties, obtaining collateral where appropriate, as well as seeking to negotiate master agreements that include netting provisions across contracts with such counterparties. The Company evaluates the creditworthiness of all potential counterparties by reviewing such factors as credit rating, financial position, and reputation. Also, the Company manages credit risk by setting limits on open positions with any single counterparty.

16.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company seeks to appropriately manage its interest rate risk exposure to the effects of major interest rate changes. Such interest rate risk may arise from the issuance and forecasted rollover of short-term liabilities with fixed rate cash flows or from liabilities with a contractual variable rate based on LIBOR. The Company may use interest rate swaps and interest rate forwards to manage this interest rate risk. Derivative instruments are carried at fair value.

The following table is a summary of designated derivative instruments held as of September 30, 2005:

	Unrealized Gains	Unrealized Losses	Estimated Fair Value

	(In thousands)
Interest Rate Swaps	$45,537	$(60)	$45,477
Interest Rate Swap Forwards	873	—	873

	$46,410	$(60)	$46,350

The following table is a summary of designated derivative instruments held as of December 31, 2004:

	Unrealized Gains	Unrealized Losses	Estimated Fair Value

	(In thousands)
Interest Rate Swaps	$—	$(225)	$(225)
Interest Rate Swap Forwards	—	(51)	(51)

	$—	$(276)	$(276)

Cash Flow Hedging Strategies

Hedging instruments are designated as cash flow hedges, as appropriate, based upon the specifically identified exposure, which may be an individual item or a group of similar items. The hedged transaction is the forecasted interest expense on forecasted rollover/reissuance of repurchase agreements for a specified future time period and the hedged risk is the variability in those payments due to changes in the benchmark rate. Hedging transactions are structured at inception so that the notional amounts of the hedges are matched with an equal amount of repurchase agreements forecasted to be outstanding in that specified period for which the borrowing rate is not yet fixed. Cash flow hedging strategies include the utilization of interest rate swaps and interest rate forwards. Any ineffectiveness, which arises during the hedging relationship, is recognized in interest expense during the period in which it arises. Prior to the end of the specified hedge period, the effective portion of all contract gains and losses is recorded in other comprehensive income or loss. Realized gains and losses due to net settlements on the hedging instruments are reclassified into earnings as an adjustment to interest expense during the specified hedge time period. Hedging instruments under these strategies are deemed to be designated to the outstanding repurchase portfolio and the forecasted rollover thereof. At September 30, 2005 and December 31, 2004, the maximum length of time over which the Company is hedging its exposure is 10 years and 3 years, respectively.

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

For the three and nine month periods ended September 30, 2005, the Company recognized a decrease to interest expense of $0.1 million for both periods, due to ineffectiveness. As of September 30, 2005, the notional amounts outstanding on interest rate swap and interest rate swap forward contracts were $4.4 billion and $77.0 million, respectively. As of December 31, 2004, the notional amounts outstanding on interest rate swap and interest rate swap forward contracts were $154.1 million and $86.6 million, respectively.

Other Derivatives

The Company held certain derivatives that did not qualify for hedge accounting. The Company held three such interest rate swaps with a total notional amount of $103.3 million as of September 30, 2005. Accordingly, changes in fair value of these derivatives are recorded in the consolidated statements of operations. As of September 30, 2005, these interest rate swaps had a total fair value of $0.4 million. For the three and nine month periods ended September 30, 2005, the unrealized gain on these interest rate swaps was $2.7 million and $2.8 million, respectively, and the unrealized loss was $1.3 million and $2.4 million, respectively. In addition, the Company held 24 credit default swaps, as the protection seller, with a notional amount of $73.0 million. A credit default swap (“CDS”), is a financial instrument used to transfer the credit risk of a reference entity from one party to another for a specified period of time. In a standard CDS contract, one party, referred to as the protection buyer, purchases credit default protection from another party, referred to as the protection seller, for a specific notional amount of obligations of a reference entity. For this protection, the protection buyer pays a premium to the protection seller. The premium is generally paid quarterly in arrears, but may be paid in full up front in the case of a CDS with a short maturity. Generally, if a credit event occurs during the term of the CDS, the protection seller pays the protection buyer the notional amount and takes delivery of the reference entity’s obligation. CDS are generally unconditional, irrevocable and noncancellable. As of September 30, 2005, these CDS had a fair value of $0.2 million. The Company held no CDS at December 31, 2004. For the three and nine month periods ended September 30, 2005, the unrealized gain on the CDS portfolio was $0.4 million and $0.5 million, respectively, and the unrealized loss was zero and $0.3 million, respectively.

17.	STOCK INCENTIVE PLAN

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

Up to 2,692,313 shares of common stock are available for issuance under the stock incentive plan. The share authorization, the incentive stock option limit and the terms of outstanding awards will be adjusted as the board of directors determines is appropriate in the event of a stock dividend, stock split, reclassification of shares or similar events. Upon completion of the December 2004 initial private offering, the Company granted the Manager 403,847 shares of restricted stock and options to purchase 1,346,156 shares of common stock with an exercise price of $15.00 per share under the Plan. On May 24, 2005, the Company granted its independent directors 12,000 shares of stock under the Plan.

18.	COMMITMENTS

The timing and amount of additional fundings on certain bank loans are at the discretion of the borrower. The Company had unfunded commitments of $3.0 million with a corresponding amount included in restricted cash at September 30, 2005. The Company had no commitments to fund additional bank loans at December 31, 2004.

19.	SUBSEQUENT EVENT

On October 26, 2005, the Company declared a quarterly distribution of $0.30 per share payable on November 21, 2005 to stockholders of record as of November 7, 2005.

*****

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

            Except where the context suggests otherwise, the terms “we”, “us” and “our” refer to Deerfield Triarc Capital Corp. and its subsidiaries.

Forward-Looking Statements

            Certain information contained in this Quarterly Report on Form 10-Q constitutes “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are based on our current expectations, estimates and projections. Pursuant to those sections, we may obtain a “safe harbor” for forward-looking statements by identifying those and by accompanying those statements with cautionary statements, which identify factors that could cause actual results to differ from those expressed in the forward-looking statements. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. The words “believe,” “anticipate,” “intend,” “aim,” “expect,” “strive,” “plan,” “estimate,” and “project,” and similar words identify forward-looking statements. Such statements are not guarantees of future performance, events or results and involve potential risks and uncertainties. Accordingly, actual results and the timing of certain events could differ materially from those addressed in forward-looking statements due to a number of factors including, but not limited to, changes in interest rates and market values, changes in prepayment rates, general economic conditions, and other factors not presently identified. Other factors that may impact our actual results are discussed in our Registration Statement on Form S-11 (Registration No. 333-123762) under the section titled “Risk Factors.” We do not undertake, and specifically disclaim, any obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

Overview

            We are a specialty finance company formed in November 2004 to invest in real estate-related securities and various other asset classes. We commenced operations in December 2004. We have elected and intend to continue our qualification as a real estate investment trust, or REIT, for federal income tax purposes. We invest in financial assets and intend to construct an investment portfolio that is leveraged where appropriate to seek to achieve attractive risk-adjusted returns and that is structured to comply with the various federal income tax requirements for REIT status and to qualify for exclusion from regulation under the Investment Company Act of 1940, as amended, or 1940 Act. We focus on the following asset classes:

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

            We completed an initial private offering of 26,923,139 shares of our common stock in December 2004 in which we raised net proceeds of approximately $378.9 million. We completed our initial public offering of 25,000,000 shares of our common stock, including 24,320,715 newly issued shares sold by us and 679,285 shares sold by selling stockholders, in July 2005 in which we raised net proceeds of approximately $363.1 million. We applied the proceeds that we received from our initial public offering to pay down repurchase agreement obligations in order to create additional leveraging capacity. We have re-leveraged our investment portfolio since applying the proceeds of our initial public offering and have invested the proceeds of that new leverage as well as the proceeds from our previous private offering of common stock that was completed in December 2004 in a leveraged portfolio of RMBS and other investments with total assets, as of September 30, 2005, of $7.5 billion. We are externally managed by Deerfield Capital Management LLC, or Deerfield Capital, a fixed income asset manager and a

Securities and Exchange Commission, or SEC, registered investment adviser. Deerfield Capital is a wholly-owned subsidiary of Deerfield & Company LLC, or Deerfield.

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

            A variety of industry and economic factors may impact our financial condition and operating performance. These factors include:

• interest rate trends,

• rates of prepayment on mortgages underlying our mortgage-backed securities, or MBS,

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

Trends

            The following trends may also affect our business:

            Rising interest rate environment. Interest rates have recently increased and may continue to increase. With respect to our existing MBS portfolio, which is heavily concentrated in hybrid adjustable rate RMBS, such interest rate increases should result in decreases in our net interest income, as there is a timing mismatch between the reset dates on our MBS portfolio and the financing of these investments. We currently have invested and intend to continue to invest in hybrid adjustable-rate RMBS which are based on mortgages with interest rate caps. The financing of these RMBS is short term in nature and does not include an interest rate cap. This mismatch should result in a decrease in our net interest income if rates increase sharply after the initial fixed rate period and our interest cost increases more than the interest rate earned on our RMBS due to the cap. In a rising rate environment, prepayment rates are generally expected to decline. If prepayment rates are lower than expected, we could have less capital to reinvest into higher rate mortgage securities, which should result in a decrease in our net interest income. With respect to our existing and future floating rate investments such as bank loans, such interest rate increases should result in increases in our net interest income because our floating rate assets are greater in amount than the related liabilities. Similarly, such an increase in interest rates should generally result in an increase in our net interest income on future fixed rate investments made by us because our fixed rate assets would be greater in amount than our liabilities. However, we would expect that our fixed rate assets would decline in value in a rising interest rate environment and our net interest spreads on fixed rate assets could decline in a rising interest rate environment to the extent they are financed with floating rate debt. We have engaged in interest rate swaps and interest rate swap forwards to hedge a significant portion of the risk associated with increases in interest rates. However, because we do not hedge 100% of the amount of short-term financing outstanding, increases in interest rates should result in a decline in the value of our portfolio, net of hedges. Similarly, decreases in interest rates should result in an increase in the value of our portfolio.

            Flattening yield curve. Short-term interest rates have been increasing at a greater rate than longer term interest rates. For example, between December 31, 2004 and September 30, 2005, the yield on the three-month U.S. treasury bill increased by 133 basis points, while the yield on the three-year U.S. treasury note increased by only 95 basis points. With respect to our RMBS portfolio, we believe that a continued flattening of the shape of the yield curve should result in decreases in our net interest income, as the financing of our RMBS investments is usually shorter in term than the fixed rate period of our RMBS portfolio, which is heavily weighted towards hybrid adjustable rate RMBS. Similarly, we believe that a steepening of the shape of the yield curve should result in increases in our net interest income. A flattening of the shape of the yield curve results in a smaller gap between the rate we pay on the swaps and the rate we receive. Furthermore, a continued flattening of the shape of the yield curve should result in a decrease in our hedging costs, since we pay a fixed rate and receive a floating rate under the terms of our swap agreements. Similarly, a steepening of the shape of the yield curve should result in an increase in our hedging costs.

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

            Competition. We expect to face continued competition for our targeted investments which could cause further tightening of credit spreads. However, we expect that the size and growth of the market for these investments will continue to provide us with a variety of investment opportunities. In addition, it is likely that bank lenders will continue their historical lending practices, requiring low loan-to-value ratios and high debt service coverages, which will provide opportunities to lenders like us to provide corporate mezzanine financing.

            Credit spreads. The credit markets have experienced tight credit spreads due to the robust demand for credit. With respect to our credit portfolio, which includes bank loans, mezzanine and second lien loans, preferred shares and other corporate securities and accounts for approximately 8.0% of our total portfolio as of September 30, 2005, a narrowing of credit spreads could result in decreases in the net interest income on future credit investments.

            For a discussion of additional risks relating to our business see Item 3 – “Quantitative and Qualitative Disclosures About Market Risk.”

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

Classifications of Investment Securities

            Our investments in RMBS and ABS are primarily classified as available-for-sale securities that are carried on the balance sheet at their fair value. This classification results in changes in fair value being recorded as balance sheet adjustments to accumulated other comprehensive income or loss, which is a component of stockholders’ equity.

Valuations of RMBS and ABS

            Our RMBS and ABS have fair values as determined with reference to price estimates provided by independent pricing services and dealers in the securities. Different judgments and assumptions used in pricing could result in different presentations of value.

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

            The determination of other-than-temporary impairment is made at least quarterly. If we determine an impairment to be other than temporary we will need to realize a loss that would have an impact on future income. We have aggregate unrealized holding losses on available-for-sale securities of $90.3 million as of September 30, 2005, which, if not recovered, may result in the recognition of future losses.

Interest Income Recognition

            Interest income on our RMBS is accrued based on the actual coupon rate and the outstanding principal amount of the underlying mortgages. Premiums and discounts are amortized or accreted into interest income over the lives of the securities using a method that approximates the effective yield method based on Statement of Financial Accounting Standards, or SFAS, No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases. If our estimate of prepayments is incorrect, we may have to adjust the amortization or accretion of premiums and discounts, which would impact future income.

            The amount of premium amortization we recognize is dependent on prepayment rates on underlying securities. Prepayment rates generally increase when interest rates fall and decrease when interest rates rise, but changes in prepayment rates are difficult to predict. Prepayment rates also may be affected by other factors, including, without limitation, conditions in the housing and financial markets, general economic conditions and the relative interest rates on adjustable-rate and fixed-rate mortgage loans. We have estimated prepayment rates based on historical data and consideration of current market conditions. Our total premium amortization expense for the three and nine month periods ended September 30, 2005 was $5.9 million and $10.2 million, respectively. As of September 30, 2005, we had approximately $71.9 million of unamortized net premium included in the cost basis of our available-for-sale securities. Our current average expected life of the portfolio is 6.9 years. Accordingly, under current estimates, the unamortized premium will be substantially amortized into interest income over that time period. We expect amortization expense recorded in interest income to increase in future quarters due to the recent ramp up of our portfolio and the varying purchase dates of the underlying securities.

Bank Loans

            Our investments in bank loans are classified either as held for sale and carried on the balance sheet at the lower of cost or fair market value or as held for investment and carried at amortized cost, with any premium or discount being amortized or accreted to income, and an allowance for loan losses, if necessary. We determine fair value using price estimates provided by an independent pricing service. If the independent pricing service cannot provide estimates for a given bank loan, the Company’s Valuation Committee determines estimated fair value based on (a) current financial information of the borrowing company and its performance against its operating plan; (b) changing value of collateral supporting the loan; (c) changes to the market for the borrowing company’s service or product. If an individual loan’s fair market value is below its cost, a valuation adjustment is recognized in our statement of operations and the loan’s cost basis is adjusted. The increase to the cost basis of our bank loan portfolio for the three month period and decrease during the nine month period ended September 30, 2005 were $0.3 million and $0.3 million, respectively. We accrue interest income based on the outstanding principal amounts of the loans and their contractual interest terms.

Allowance and Provision for Loan Losses

            We continually monitor loan quality in regular reviews by our Valuation Committee. In accordance with SFAS No. 114, we maintain an allowance for loan losses including provisions for probable losses that have been identified relating to specific borrowing relationships as well as probable losses in our portfolio that are not specifically identified. We base our evaluation on all available and relevant information including historical and industry loss experience, economic conditions and trends, collateral estimated fair values and quality, estimated fair values of our loans and other relevant factors.

            To estimate the allowance for loan losses, we first identify impaired loans. We consider a loan to be impaired when, based on current information and events, management believes it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. When a loan is impaired, the allowance for loan losses is increased by the amount of the excess of the amortized cost basis of the loan over its estimated fair value. Estimated fair value may be determined based on (i) observable market quotes, if available; (ii) the estimated sales price of the collateral less estimated disposition costs; (iii) the present value of projected future cash flows, (iv)

current financial information of the borrowing company and its performance against plan; or (v) changes to the market for the borrowing company’s service or product. Increases in the allowance for loan losses are recognized in the statements of operations as a provision for loan losses. If the loan or a portion thereof is considered uncollectible and of such little value that further pursuit of collection is not warranted, a charge-off or write-down of a loan is recorded, and the allowance for loan losses is reduced.

            An impaired loan may be left on accrual status during the period we are pursuing repayment of the loan; however, the loan is placed on non-accrual status at such time as: (i) we believe that scheduled debt service payments will not be met within the coming 12 months; (ii) the loan becomes 90 days delinquent; (iii) we determine the borrower is incapable of, or has ceased efforts toward, curing the cause of the impairment; or (iv) the net realizable value of the underlying collateral securing the loan approximates our carrying value of such loan. While on non-accrual status, interest income is recognized only upon actual receipt.

            We identified no estimated probable credit losses in our portfolio as of September 30, 2005 and have not provided an allowance for loan losses at this time.

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

            At September 30, 2005, we had engaged in 191 interest rate swaps and interest rate swap forwards with a notional value of $4.5 billion and a fair value of $46.4 million to seek to mitigate our interest rate risk for the specified future time period, which is defined as the term of the swap transactions. Based upon the market value of these interest rate swap transactions, our counterparties may request additional margin collateral or we may request additional collateral from our counterparties to ensure that appropriate margin account balance is maintained at all times through the expiration of the contracts.

            These contracts, or hedge instruments, have been designated as cash flow hedges and are evaluated at inception and on an ongoing basis in order to determine whether they qualify for hedge accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted. We formally document all relevant relationships between hedging instruments and hedged items, as well as our risk-management objective and strategy for undertaking each hedge transaction. The hedge instrument must be highly effective in achieving offsetting changes in the hedged item attributable to the risk being hedged in order to qualify for hedge accounting. In order to determine whether the hedge instrument is highly effective, we use regression methodology to assess the effectiveness of our hedging strategies. The derivative contracts are carried on the balance sheet at fair value. Any ineffectiveness that arises during the hedging relationship is recognized in interest expense during the period in which it arises. Prior to the end of the specified hedge time period the effective portion of all contract gains and losses is recorded in other comprehensive income or loss. Realized gains and losses are reclassified into earnings as an adjustment to interest expense during the specified hedge time period.

            We are not required to account for the derivative contracts using hedge accounting as described above. If we decide not to designate the derivative contracts as hedges and to monitor their effectiveness as hedges, or if we enter into other types of financial instruments that do not meet the criteria to be designated as hedges, changes in the fair values of these instruments would affect earnings. As of September 30, 2005, we held three undesignated interest rate swaps and 24 undesignated credit default swaps. As of December 31, 2004, we did not hold any undesignated derivative contracts.

            We value both our actual interest rate swaps and hypothetical interest rate swaps (for purposes of quantifying ineffectiveness) by determining the net present value of all payments between the counterparties which are calculated based on internally developed and tested market-standard models that utilize data points obtained from external market sources. The fair value of our designated interest rate swaps and interest rate swap forwards for the three and nine month periods ended September 30, 2005 increased by $45.9 million and $46.6 million, respectively. For the three and nine month periods ended September 30, 2005 we recognized a decrease to interest expense of $0.1 million and $0.1 million, respectively, due to ineffectiveness. The fair value of our undesignated interest rate swaps for the three and nine month periods ended September 30, 2005 increased by $1.4 million and $0.4 million, respectively, which was recorded as an unrealized gain in our condensed consolidated statements of operations.

            The fair value of the credit default swaps, or CDS, depends on a number of factors, primarily premium levels that are dependent on interest rate spreads. The CDS contracts are valued using internally developed and tested market-standard pricing models which calculate the net present value of differences between future premiums on currently quoted market CDS and the contractual futures premiums on our CDS contracts. Our model uses quoted market premium data obtained from prominent broker dealers in the CDS market. The net change in the fair value of our CDS contracts for the three and nine month periods ended September 30, 2005 was an increase of $0.4 million and $0.2 million, respectively, which was recorded as an unrealized gain in our condensed consolidated statements of operations.

Management Incentive Compensation Expense

            The management agreement provides for the payment of incentive compensation to Deerfield Capital if our financial performance exceeds certain benchmarks. Incentive compensation is calculated on a quarterly basis and paid in arrears. Subsequent to each quarter of the fiscal year, we will calculate whether incentive compensation is payable and, if necessary, record the accrual in the appropriate quarter. The management agreement provides that 15.0% of Deerfield Capital’s incentive compensation is to be paid in shares of our common stock (provided that under our management agreement, Deerfield Capital may not receive payment of its incentive fee in shares of our common stock if such payment would result in Deerfield Capital owning directly or indirectly through one or more subsidiaries more than 9.8% of our common stock) and the balance in cash. Deerfield Capital may, in its sole discretion, elect to receive a greater percentage of its incentive compensation in the form of our common stock. The number of shares to be received by Deerfield Capital will be based on the fair market value of the shares. Shares of our common stock delivered as payment of the incentive fee will be immediately vested or exercisable, provided that Deerfield Capital has agreed not to sell the shares prior to one year after the date they are paid.

Equity Compensation

            We account for the restricted stock and restricted stock options granted to Deerfield Capital in accordance with the consensus in Issue 1 of EITF 96-18, Accounting for Equity Instruments that are issued to other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, or EITF 96-18. Pursuant to EITF 96-18, the stock and options were recorded at fair value in stockholders’ equity, with an offsetting entry to deferred compensation (a contra-equity account). The deferred compensation is amortized over a three-year tiered vesting period with the amortization expense reflected as management fee expense. The fair value of stock and options is adjusted quarterly for unvested shares. Changes in such fair value are reflected in the amortization expense recognized in that quarter and in future quarters until the stock and options are fully vested. As a result, changes in our stock price will cause volatility in our financial results as reported under GAAP.

Variable Interest Entities

            In December 2003, the Financial Accounting Standards Board, or FASB, issued Interpretation 46R, Consolidation of Variable Interest Entities, or FIN 46R. The purpose of this interpretation is to provide guidance on how to identify a variable interest entity, or VIE, and determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE need to be included in a company’s consolidated financial statements. A company that holds variable interests in an entity will need to consolidate that entity if the company’s interest in the VIE is such that the company will absorb a majority of the VIE’s anticipated losses and/or receive a majority of the VIE’s expected residual returns. As of September 30, 2005, we consolidated two VIEs due to our interest in the Pinetree and Market Square transactions. See Item 2–“Financial Condition–Other Asset Backed Securities” and Item 2–“Financial Condition–Bank Loans Portfolio” for a summary of the Pinetree and Market Square transactions.

Trust Preferred Securities

            In September 2005, the Company formed Deerfield Triarc Capital Trust I (the “Trust”) for the sole purpose of issuing and selling trust preferred securities. In accordance with FIN 46R, the Trust is not consolidated into the Company’s condensed consolidated financial statements because the Company is not deemed to be the primary beneficiary of the Trust. Through DTC, the Company owns 100% of the common shares of the Trust, which also issued $50.0 million of preferred shares to unaffiliated investors. The rights of common shares of the Trust are subordinate to the rights of the preferred shares only in the event of a default, otherwise the common shareholder shares economic and voting rights pari passu with the preferred shareholders. The Company records its investment in the Trust’s common shares of $1.6 million as other investments at cost and records dividend income upon declaration by the Trust.

           In connection with the issuance and sale of the trust preferred securities, DTC issued junior subordinated debt securities to the Trust of $51.6 million, which are guaranteed by the Company. The junior subordinated debt securities are recorded as long-term debt and debt issuance costs are deferred in prepaid and other assets in the condensed consolidated balance sheet. Interest expense on the debt securities and amortization of debt issuance costs are recorded in the condensed consolidated statements of operations. See details of the notes payable at Item 2-“Financial Condition-Liabilities” and a summary of the Trust transactions at Item 2-“Recent Developments.”

Income Taxes

            We have elected and intend to continue our qualification as a REIT and, as a result, we do not expect to pay substantial corporate-level income taxes. Many of the requirements for REIT qualification, however, are highly technical and complex. If we were to fail to meet these requirements and do not qualify for certain statutory relief provisions, we would be subject to federal and state income tax, which could have a material adverse impact on our results of operations and amounts available for distributions to our stockholders. In addition, Deerfield Triarc TRS Holdings, Inc., one of our taxable REIT subsidiaries, or TRS, is subject to corporate-level income taxes.

Financial Condition

            All of our assets at September 30, 2005 and December 31, 2004 were acquired with the proceeds from our December 2004 initial private and July 2005 initial public offerings, operating cash flows and our use of leverage. We used the proceeds from our June 2005 public offering of our common stock to create additional leveraging capacity by paying down repurchase agreement obligations.

Mortgage-Backed Securities

            Our mortgage investment strategy of buying higher coupon, higher premium bonds takes on more prepayment risk than lower dollar-priced strategies. However, we believe that the potential benefits of our strategy include higher income, wider spreads, and lower hedging costs as higher coupon bonds tend to amortize more quickly and thus require less interest rate swap coverage.

            The table below summarizes the valuation adjustments on our available-for-sale RMBS investments:

	September 30, 2005	December 31, 2004

	(In thousands)
Amortized cost	$6,949,584	$445,413
Unrealized gains	5,376	120
Unrealized losses	(89,468)	(575)

Fair value	$6,865,492	$444,958

            Certain of the securities held at September 30, 2005 and December 31, 2004 are valued below cost. We do not believe any such securities are other-than-temporarily impaired at September 30, 2005 and December 31, 2004 and have the intent and ability to hold these securities until the value is recovered, which may be maturity.

            As of September 30, 2005 and December 31, 2004, the RMBS in our portfolio were purchased at a net premium to their par value and our portfolio had a weighted-average amortized cost of 101.4% and 101.2% of face amount, respectively. The RMBS (excluding the interest-only strips) were purchased at a premium and continued to be valued above par at September 30, 2005 because the weighted-average coupon of 4.9% and the corresponding interest rates of loans underlying our RMBS, are above prevailing market rates. Premium bonds tend to have shorter durations than discount or par bonds and their values are thus less sensitive to interest rate movement. As of September 30, 2005, the relative fair value of our RMBS portfolio versus its amortized cost declined from December 31, 2004 due to an increase in prevailing market interest rates. Our net portfolio duration, which is the difference between the duration of the RMBS portfolio and the duration of our repurchase agreements, adjusted for the effects of our swap portfolio, is 0.38 years at September 30, 2005.

 Our available-for-sale RMBS holdings consist of the following at September 30, 2005 (dollars in thousands):

					Weighted Average

Security Description	Par Amount	Estimated Fair Value	Percent of RMBS	Percent of Investments	Coupon	Months to Reset(2)	Yield to Maturity	Maturity	Constant Prepayment Rate	Latest Maturity	Duration in Years

Agency:
3-1 hybrid adjustable rate RMBS	$893,747	$920,166	13.40%	12.31%	4.41%	31	4.96%	11/29/34	31.51	8/1/35	1.74
5-1 hybrid adjustable rate RMBS	3,965,827	4,027,654	58.67%	53.89%	4.90%	55	5.09%	04/15/35	17.63	10/1/35	2.14
7-1 hybrid adjustable rate RMBS	181,015	181,713	2.65%	2.43%	4.96%	66	5.22%	03/18/35	8.68	8/1/35	2.48
10-1 hybrid adjustable rate RMBS	294,927	296,159	4.31%	3.96%	5.16%	117	5.25%	05/27/35	7.58	10/1/35	3.10
30 Year Fixed rate RMBS	110,682	110,622	1.61%	1.48%	5.36%	NA	5.46%	07/31/35	4.68	9/1/35	3.84
Non-Agency:
AAA-rated rate RMBS	324,837	322,560	4.70%	4.32%	5.04%	NA	7.65%	07/09/22	1.49	9/25/35	3.30
AAA-rated hybrid adjustable rate RMBS	976,916	976,364	14.22%	13.06%	5.37%	NA	5.38%	12/19/28	16.96	9/25/35	1.69

Other:
Interest only Strips(1)	230,986	30,254	0.44%	0.40%

Total RMBS	$6,978,937	$6,865,492	100.00%	91.86%

(1) Interest Only Strips represent only the interest portion of a security. Therefore the par amount reflected should not be used as a comparison to Fair Value.
(2) Represents number of months before conversion to floating rate.

            Actual maturities of RMBS are generally shorter than stated contractual maturities, as they are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal. The stated contractual final maturity of the mortgage loans underlying our portfolio of RMBS ranges up to 30 years from date of issuance, but the expected maturity is subject to change based on the prepayments of the underlying loans. As of September 30, 2005 and December 31, 2004, the average final contractual maturity of the mortgage portfolio is in years 2035 and 2034, respectively.

            The constant prepayment rate, or CPR, attempts to predict the percentage of principal that will prepay over the next 12 months based on historical principal paydowns. As interest rates rise, the rate of refinancings typically declines, which we believe may result in lower rates of prepayment and, as a result, a lower portfolio CPR.

            As of September 30, 2005 and December 31, 2004, the mortgages underlying our hybrid adjustable rate RMBS had fixed interest rates for an average period of approximately 55 months and 51 months, respectively, after which time the interest rates reset and become adjustable. The average length of time until contractual maturity of those mortgages was 30 years from date of issuance.

            After the reset date, interest rates on our hybrid adjustable rate RMBS securities float based on spreads over various London Interbank Offered Rate, or LIBOR, indices. These interest rates are subject to caps that limit the amount the applicable interest rate can increase during any year, known as an annual cap, and through the maturity of the applicable security, known as a lifetime cap. At September 30, 2005, the weighted average lifetime cap for the portfolio is an increase of 10.2% over the fixed rate, the weighted average maximum increase in the first year that the rates are adjustable is 4.7% and the weighted average maximum annual increase for years subsequent to the first year is 2.0%.

            The following table summarizes our RMBS according to their average expected life classifications:

	September 30, 2005		December 31, 2004

Average Expected Life	Fair Value	Amortized Cost	Fair Value	Amortized Cost

	(In thousands)

Greater than one year and less than five years	$491,913	$498,335	$—	$—
Greater than five years and less than ten years	5,671,869	5,745,188	444,958	445,413
Greater than ten years	701,710	706,061	—	—

Total	$6,865,492	$6,949,584	$444,958	$445,413

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

Other Asset-Backed Securities

            During May 2005 we entered into a warehouse agreement to fund the purchase of up to $300.0 million of ABS by Pinetree CDO Ltd., or Pinetree, during the warehouse period. Upon review of the warehouse transaction, we determined that Pinetree was a VIE under FIN 46R and we were the primary beneficiary of the VIE. As a result, we consolidate Pinetree as of September 30, 2005, even though we do not currently own any of its equity. The ABS held in Pinetree are included in available-for-sale securities. We accrue interest income based on the contractual terms of the Pinetree ABS and accrue interest expense on the warehouse repurchase agreement in the condensed consolidated statement of operations.

            At September 30, 2005, Pinetree held $204.6 million of ABS classified as available-for-sale. The purchase of these securities was funded via a repurchase agreement under a warehouse agreement entered into in anticipation of a Pinetree CDO transaction. The ABS are backed primarily by residential mortgages and home equity loans and commercial mortgages. The portfolio has a weighted average coupon of 5.79%, weighted average life of 5.0 years and a weighted average rating factor that equates to a Moody’s Baa2 level.

Bank Loan Portfolio

            At September 30, 2005, we held $357.9 million in bank loans. We funded $78.5 million directly and $279.4 million via a CDO transaction in one of our taxable REIT subsidiary entities, Market Square CLO Ltd., or Market Square, which is directly owed by Deerfield Triarc Capital LLC. The Market Square bank loans and $4.2 million of directly funded bank loans are held for sale and are carried at the lower of cost or market value. We also held $74.3 million of bank loans held for investment. These bank loans are carried at amortized cost with discount or premium accreted or amortized in income. We assess bank loans held for investment for impairment and record an allowance for loan losses if necessary. We identified no estimated probable credit losses in our portfolio as of September 30, 2005 and thus have not provided an allowance for loan losses at this time.

            During March 2005, we entered into a warehouse agreement to fund the purchase of up to $300 million of loans by Market Square during the warehouse period. In May 2005, Market Square repaid the warehouse liability and issued preference shares of $24.0 million and several classes of notes aggregating $276.0 million. We purchased 100% of the preference shares representing substantially all of the equity interest in Market Square, and thus consolidate Market Square at September 30, 2005. The notes have a weighted average interest rate of LIBOR plus 0.49% and are secured by the bank loan portfolio. The $279.4 million of bank loans outstanding are included in bank loans held for sale, and $276.0 million of notes payable are included in long-term debt. The weighted average coupon spread over LIBOR on the loan portfolio was 2.61% and the weighted average maturity was 5.4 years.

Other Fixed Income Securities

            At September 30, 2005, we held a synthetic CDO debt tranche with a carrying value of $2.9 million, a high-yield corporate bond with a carrying value of $3.0 million and four corporate bonds with a total carrying value of $9.2 million. These investments are classified as available-for-sale and thus carried at fair value on our balance sheet with changes in fair value recognized in accumulated other comprehensive income until realized.

            At September 30, 2005, we held two inverse interest-only strip securities, collateralized by residential mortgage pools, with a fair value of $7.5 million. These investments are classified as trading with changes in fair value recognized through income.

            At December 31, 2004, we classified certain short-term non-real estate related securities as held to maturity. These investments were reported at amortized cost. All held to maturity investments have matured. As of September 30, 2005, we do not have any securities classified as held to maturity.

Equity Securities

            Our investment policies allow us to acquire equity securities, including common and preferred shares issued by other real estate investment trusts. At September 30, 2005, our equity investment consisted of one common stock investment and two preferred stock investments totaling approximately $22.1 million in fair value, or less than 1% of our total portfolio. These investments are classified as available-for-sale and thus carried at fair value on our balance sheet with changes in fair value recognized in accumulated other comprehensive income until realized.

            At September 30, 2005, we held $1.6 million of common securities of the Trust that are carried at cost, with dividends recorded in earnings upon declaration by the Trust. At December 31, 2004, we did not hold any equity securities.

Interest Receivable

            At September 30, 2005, our interest receivable of $38.9 million consisted of $31.5 million relating to RMBS, $2.9 million relating to bank loans, and $4.6 million relating to other investments. At December 31, 2004, interest receivable of $1.2 million consisted primarily of purchased interest on our RMBS.

Hedging Instruments

            There can be no assurance that our hedging activities will have the desired beneficial impact on our results of operations or financial condition. Moreover, no hedging activity can completely insulate us from the risks associated with changes in interest rates and prepayment rates. We generally intend to hedge as much of the interest rate risk as Deerfield Capital determines is in the best interest of our stockholders, after considering among other things the cost of such hedging transactions and our desire to maintain our status as a REIT. Our policies do not contain specific requirements as to the percentages or amount of interest rate risk that our manager is required to hedge.

            At September 30, 2005 and December 31, 2004, we engaged in interest rate swaps and interest rate swap forwards as a means of mitigating our interest rate risk on forecasted interest expense associated with repurchase agreements for a specified future time period, which is the term of the swap contract. An interest rate swap is a contractual agreement entered into by two counterparties under which each agrees to make periodic payments to the other for an agreed period of time based upon a notional amount of principal. Under the most common form of interest rate swap, a series of payments calculated by applying a fixed rate of interest to a notional amount of principal is exchanged for a stream of payments similarly calculated but using a floating rate of interest. This is a fixed-floating interest rate swap. We hedge our floating rate debt by entering into fixed-floating interest rate swap agreements whereby we swap the floating rate of interest on the liability we are hedging for a fixed rate of interest. An interest rate swap forward is an interest rate swap based on a floating interest rate to be set at an agreed future date at which time the swap becomes effective. At September 30, 2005, we entered into interest rate swaps and interest rate swap forwards with maturities ranging from July 2006 to September 2015 with a notional amount of $4.5 billion. At December 31, 2004, we entered into interest rate swaps and interest rate swap forwards with maturities ranging from December 2006 to January 2008 with a notional amount of $241.0 million. Under the swap agreements in place at September 30, 2005 and December 31, 2004, we receive interest at rates that reset periodically, generally every one or three months, and pay a rate fixed at the initiation of and for the life of the swap agreements. The current market value of interest rate swaps is heavily dependent on the current market fixed rate, the corresponding term structure of floating rates as well as the expectation of changes in future floating rates (yield curve). As expectations of future floating rates change, the market value of interest rate swaps changes. Based on the daily market value of those interest rate swaps and interest rate swap forward contracts, our counterparties may request additional margin collateral or we may request additional collateral from our counterparties to ensure that an appropriate margin account balance is maintained at all times through the maturity of the contracts. At September 30, 2005, the unrealized gain on interest rate swap transactions in accumulated other comprehensive income of $48.0 million includes deferred gains on terminated swaps of $1.5 million that will be amortized over the original hedging period. At December 31, 2004, the unrealized loss on interest rate swap and interest rate swap forward contracts in accumulated other comprehensive income was $0.3 million on contracts entered into since our commencement of operations on December 23, 2004.

Liabilities

            We have entered into repurchase agreements to finance some of our purchases of RMBS. These agreements are secured by our RMBS and bear interest rates that have historically moved in close relationship to LIBOR. As of September 30, 2005 and December 31, 2004, we established 17 and six borrowing relationships, respectively, with various investment banking firms and other lenders. As of September 30, 2005 and December 31, 2004, we had utilized ten and two of those relationships, respectively.

            At September 30, 2005 and December 31, 2004, we had outstanding agreement liabilities of $6.4 billion, including liabilities associated with Pinetree as described below, and $317.8 million pursuant to repurchase agreements with weighted-average current borrowing rates of 3.75% and 2.47%, respectively. We intend to seek to renew these repurchase agreements as they mature under the then-applicable borrowing terms of the counterparties to the repurchase agreements. At September 30, 2005 and December 31, 2004, the repurchase agreements were secured by RMBS and other investment securities with an estimated fair value of $6.5 billion and $327.6 million and had weighted-average remaining maturities of 32 days and 59 days, respectively. The net amount at risk, defined as fair value of securities sold, plus accrued interest income, minus repurchase agreement liabilities, plus accrued interest expense, with all counterparties was $59.5 million and $11.0 million at September 30, 2005 and December 31, 2004, respectively. See details of net amount at risk at Item 2–“Liquidity and Capital Resources.”

            On September 29, 2005, the Company issued $51.6 million of unsecured junior subordinated notes payable to the Trust. The notes mature on October 23, 2035 but are callable on or after October 10, 2010. Interest is payable quarterly at a floating rate equal to LIBOR plus 3.50%. This rate was 7.51% at September 30, 2005.

            At September 30, 2005, we had a net liability for unsettled mortgage securities purchases of $238.1 million, unsettled bank loans of $10.2 million and unsettled bonds of $0.5 million in Market Square and $10.0 million in TRS, unsettled ABS of $1.0 million in Pinetree, all of which subsequently settled in October 2005, and interest rate swap margin deposits of $9.0 million. Unsettled RMBS included $136.3 million related to purchases of “to be announced” (“TBA”) RMBS. At December 31, 2004, we had unsettled mortgage securities purchases of $117.7 million that subsequently settled in January 2005. Of this amount, $59.8 million relates to TBA RMBS purchases.

            Interest payable at September 30, 2005 of $11.9 million consists of $7.6 million net accrued interest payable on interest rate swaps and $4.3 million interest expense payable on the Market Square notes. There was no interest payable at December 31, 2004.

            At September 30, 2005 and December 31, 2004, we recorded a liability of $0.3 million and $0.9 million, respectively, for unpaid costs incurred in our private offering of our shares and subsequent required resale shelf registration.

            At September 30, 2005, other payables consist primarily of liabilities for audit, audit-related and tax services of $0.3 million and directors’ fees and related expenses of $0.1 million. At December 31, 2004, other payables consisted primarily of organizational costs of $0.1 million.

Stockholders’ Equity

            Stockholders’ equity at September 30, 2005 was $720.6 million and included $82.8 million net unrealized losses on available-for-sale securities and $47.8 million of unrealized gains on cash flow hedges, including $1.5 million of deferred gains on terminated swaps that will be amortized over the original hedging period, presented as a component of accumulated other comprehensive loss. Included in Stockholders’ Equity at September 30, 2005 is net proceeds of $363.1 million raised in the public offering of our shares that was declared effective by the Securities and Exchange Commission on June 28, 2005. Trading of our shares commenced on June 29, 2005 on the New York Stock Exchange under the ticker symbol “DFR.” At December 31, 2004 stockholders’ equity was $378.0 million and included $0.5 million of net unrealized losses on mortgage-backed securities available-for-sale and $0.2 million of net unrealized losses on derivative instruments designated as hedges. Included in Stockholders’ Equity at December 31, 2004 are net proceeds of $378.9 million raised in the private offering of our shares on December 23, 2004.

Results of Operations

For the Three Months Ended September 30, 2005

Summary

            Our net income for the three months ended September 30, 2005 was $14.1 million or $0.27 per weighted-average basic and diluted share outstanding. We used the proceeds of the public offering of our shares received in early July to pay down repurchase agreement debt than came due throughout July. We then used the resulting increased leverage capacity to make purchases of RMBS assets that had settlement dates in July, August and September.

            Our opportunistic security selection and strategy of limiting interest rate risk through active hedging successfully mitigated the impact of the rising interest rate environment. We were able to manage the volatility of the mortgage portfolio and achieve our targeted margins in a challenging environment.

Net Interest Income

            Net interest income for the three months ended September 30, 2005 was $18.9 million. Interest income of $74.6 million primarily consisted of $70.0 million in interest income on RMBS securities, $1.2 million in interest income on short-term investments, $6.1 interest income on bank loans and $3.0 million in interest income on corporate debt securities, reduced by $5.9 million of RMBS purchase premium amortization. Interest expense of $55.7 million consisted of $49.1 million related to repurchase agreements, $4.0 million related to interest rate swaps, and interest expense on debt securities of $2.7 million offset by hedge ineffectiveness of $0.1 million.

Other Income and Gain (Loss)

            Other income and gain (loss) for the three months ended September 30, 2005 of $0.4 million consisted of $1.9 million net unrealized gain on interest rate swaps not designated as part of our hedging strategy, $1.9 million net unrealized depreciation on securities classified as trading, $0.3 million reversal of valuation adjustment on bank loans held for sale, $0.3 million of net realized gains on sales of available-for-sale securities and bank loans, $0.4 million net loss on designated and undesignated derivatives, and $0.2 million dividend income.

Expenses

            Expenses were $5.1 million for the three months ended September 30, 2005. Management fees of $3.9 million consist of $3.3 million base management fees payable to Deerfield Capital in accordance with our management agreement and $0.6 million of amortization related to the restricted stock and restricted stock options granted to Deerfield Capital. Deerfield Capital did not earn an incentive fee during the quarter. Insurance premium expense for directors and officers was $0.2 million. Professional services fees of $0.3 million were primarily audit, audit-related and tax fees. Other general and administrative expenses of $0.7 million included director fees of $0.1 million, system project expenses of $0.1 million, tax expense for Deerfield Triarc TRS Holdings of $0.1 million and other expenses of $0.4 million.

Income Tax Benefits

            We have elected and intend to continue qualification as a REIT, and to comply with the provisions of the Internal Revenue Code with respect thereto. Accordingly, we are not subject to federal or state income tax to the extent that we distribute all taxable income to our stockholders and certain REIT asset, income and ownership tests and record keeping requirements are fulfilled. We continue to make and hold most of our investments and conduct most of our other operations through our wholly owned limited liability company subsidiary. Even if we qualify for exemption from federal taxation as a REIT, we may be subject to some amount of federal, state and local taxes on our taxable income. Deerfield Triarc TRS Holdings, Inc., our domestic taxable REIT subsidiary, is taxed as a regular subchapter C corporation under the provisions of the Code. Deerfield Triarc TRS Holdings, Inc. was formed to make, from time to time, certain investments that would not be REIT qualifying investments if made directly by us and to earn income that would not be REIT qualifying income if earned directly by us. For the three months ended September 30, 2005, activity in Deerfield Triarc TRS Holdings, Inc. consisted of short-term bank loan and bond trading positions and resulted in gross taxable income of $0.2 million less tax expense of $0.1 million.

            Market Square is a foreign taxable REIT subsidiary that was formed to complete a securitization transaction structured as a secured financing. It is organized as an exempted company incorporated with limited liability under the laws of the Cayman Islands, and is generally exempt from federal and state income tax at the corporate entity level because it restricts its activities in the United States to trading in stock and securities for its own account. Therefore, despite its status as a taxable REIT subsidiary, it generally will not be subject to corporate income tax on its earnings; however, we will generally be required to include its current taxable income in our calculation of REIT taxable income.

For the Nine-Month Period Ended September 30, 2005

Summary

            Our net income for the nine months ended September 30, 2005 was $26.8 million or $0.76 per weighted-average basic and diluted share outstanding. We used the proceeds of the public offering of our shares received in early July to pay down repurchase agreement debt than came due throughout July. We then used the resulting increased leverage capacity to make purchases of RMBS assets that had settlement dates in July, August and September.

Net Interest Income

            Net interest income for the nine months ended September 30, 2005 was $38.7 million. Interest income of $139.2 million primarily consisted of $131.3 million in interest income on RMBS securities, $3.3 million in interest income on short-term investments, $9.7 million interest income on bank loans and $4.5 million in interest income on corporate debt securities reduced by $10.2 million of RMBS purchase premium amortization. Interest expense of $100.5 million consisted of $84.9 million related to repurchase agreements, $10.3 million related to interest rate swaps, and interest expense on debt securities of $5.4 million less hedge ineffectiveness of $0.1 million.

Other Income and Gain (Loss)

            Other income and gain (loss) for the nine months ended September 30, 2005 of ($31,000) consisted of $0.6 million net unrealized appreciation on interest rate swaps not designated as part of our hedging strategy, ($1.4) million net unrealized depreciation on securities classified as trading, ($0.3) million valuation adjustment on bank loans held for sale, ($0.9) million of net realized losses on sales of available-for-sale securities and bank loans, $1.8 million net gain on designated and undesignated derivatives, and $0.2 million dividend income.

Expenses

            Expenses were $11.9 million for the nine months ended September 30, 2005. Management fees of $9.5 million consist of $6.6 million base management fees payable to Deerfield Capital in accordance with our management agreement and $2.9 million of amortization related to the restricted stock and restricted stock options granted to Deerfield Capital. Deerfield Capital did not earn an incentive fee during the period. Insurance premiums expense for directors and officers were $0.5 million. Professional services fees of $0.6 million consisted primarily of audit, audit-related and tax fees of $0.4 million and legal fees of $0.1 million. Other general and administrative expenses of $1.3 million included director fees of $0.3 million, system project expenses of $0.2 million, tax expense for Deerfield Triarc TRS Holdings of $0.1 million, banking and other administrative fees of $0.2 million and other expenses of $0.5 million.

Income Tax Benefits

            We have elected and intend to continue qualification as a REIT and to comply with the provisions of the Internal Revenue Code with respect thereto. Accordingly, we are not subject to federal or state income tax to the extent that we distribute all taxable income to our stockholders and certain REIT asset, income and ownership tests and record keeping requirements are fulfilled. We continue to make and hold most of our investments and conduct most of our other operations through our wholly owned limited liability company subsidiary. Even if we qualify for exemption from federal taxation as a REIT, we may be subject to some amount of federal, state and local taxes on our taxable income. Deerfield Triarc TRS Holdings, Inc., our domestic taxable REIT subsidiary, is taxed as a regular subchapter C corporation under the provisions of the Code. Deerfield Triarc TRS Holdings, Inc. was formed to make, from time to time, certain investments that would not be REIT qualifying investments if made directly by us and to earn income that would not be REIT qualifying income if earned directly by us. For the nine-month period ended September 30, 2005, Deerfield Triarc TRS Holdings, Inc. consisted of short-term bank loan and bond trading positions and resulted in gross taxable income of $0.2 million less tax expense of $0.1 million.

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

Contractual Obligations and Commitments

            We entered into a management agreement with Deerfield Capital effective December 23, 2004. Deerfield Capital is entitled to receive a base management fee, incentive compensation and, in certain circumstances, a termination fee and reimbursement of certain expenses as described in the management agreement. Such fees and expenses do not have fixed and determinable payments. The base management fee is payable monthly in arrears in an amount equal to 1/12 of our equity (as defined in the management agreement) times 1.75%. Deerfield Capital uses the proceeds from its management fee in part to pay compensation to its officers and employees who, notwithstanding that certain of them also are our officers, receive no cash compensation directly from us. Deerfield Capital will receive quarterly incentive compensation in an amount equal to the product of: (a) 25% of the dollar amount by which (i) our net income (determined in accordance with GAAP) before non-cash equity compensation expense and incentive compensation, for the quarter per common share (based on the weighted average actual number of common shares outstanding for the quarter) exceeds (ii) an amount equal to (A) the weighted average of the price per share of the common shares in the December 2004 private offering and our June 2005 initial public offering and the prices per common shares in any subsequent offerings by us, in each case at the time of issuance thereof, multiplied by (B) the greater of (1) 2.00% and (2) 0.50% plus one-fourth of the Ten Year Treasury Rate for such quarter, multiplied by (b) the weighted average number of common shares outstanding during the quarter; provided, that the foregoing calculation of incentive compensation shall be adjusted to exclude one-time events pursuant to changes in GAAP, as well as non-cash charges after discussion between Deerfield Capital and our independent directors and approval by a majority of our independent directors in the case of non-cash charges.

Off-Balance Sheet Arrangements

             In September 2005, the Company formed Deerfield Triarc Capital Trust I (the “Trust”), a variable interest entity. Through its wholly owned subsidiary, DTC, the Company owns 100% of the common shares of the Trust, which also issued $50.0 million of preferred shares to unaffiliated investors. DTC issued notes payable to the Trust of $51.6 million, which are guaranteed by the Company. The rights of common shares of the Trust are subordinate to the rights of the preferred shares only in the event of a default, otherwise the common shareholder shares economic and voting rights pari passu with the preferred shareholders. The Company records its investment in the Trust’s common shares as other investments at cost and records dividend income upon declaration by the Trust. See Item 2-“Financial Condition-Recent Developments” for a summary of the Trust transaction. DTC issued junior subordinated debt securities to the Trust of $51.6 million, which are guaranteed by the Company. The junior subordinated debt securities are recorded as long-term debt and debt issuance costs are deferred in prepaid and other assets in the condensed consolidated balance sheet. Interest expense on the debt securities and amortization of debt issuance costs are recorded in the condensed consolidated statements of operations.

            As of December 31, 2004, we did not maintain any other relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of September 30, 2005 and December 31, 2004 we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide additional funding to any such entities, except for the Trust described above.

Liquidity and Capital Resources

            We held cash and cash equivalents of $63.3 million at September 30, 2005.

            Our operating activities used cash of $236.8 million during the nine-month period ended September 30, 2005 primarily through net income of $26.8 million adjusted by net premium and discount amortization of $10.3 million and net change in assets and liabilities of $8.0 million offset primarily by net purchase of bank loans held for sale by Market Square of $274.8 million and purchase of trading securities of $8.0 million. As a result of the closing of the

Market Square CLO transaction on May 10, 2005, we terminated the warehouse participation agreement, paid the related liability and acquired bank loans.

            Our investing activities used cash of $6.5 billion during the nine-month period ended September 30, 2005 primarily from purchase of available-for-sale and held-to-maturity securities and bank loans held for investment of $8.4 billion, offset primarily by proceeds received on sale of available-for-sale securities of $1.3 billion, principal payments received on available-for-sale securities of $542.9 million and proceeds on maturities of held-to-maturity securities of $135.0 million.

            Our financing activities provided cash of $6.6 billion during the nine-month period ended September 30, 2005, primarily from net borrowings under repurchase agreements of $5.9 billion, proceeds from issuance of Market Square and trust preferred debt securities of $327.6 million and proceeds from our initial public offering of $365.8 million, offset by debt and equity offering costs of $9.2 million and dividends paid of $15.7 million.

            Our source of funds, excluding our December 2004 initial private offering and June 2005 initial public offering and proceeds from issuance of Market Square and trust preferred debt securities, as of September 30, 2005 and December 31, 2004, consisted of net proceeds from repurchase agreements totaling $5.9 billion and $317.8 million, respectively, with a weighted-average current borrowing rate of 3.75% and 2.47%, respectively, which we used to finance the acquisition of mortgage-related assets. We expect to continue to borrow funds in the form of repurchase agreements. As of September 30, 2005 we had established 17 borrowing arrangements with various investment banking firms and other lenders, ten of which were in use on September 30, 2005. Increases in short-term interest rates could negatively impact the valuation of our mortgage-related assets, which could limit our borrowing ability or cause our lenders to initiate margin calls. Amounts due upon maturity of our repurchase agreements will be funded primarily through the rollover/reissuance of repurchase agreements and monthly principal and interest payments received on our mortgage-backed securities.

The following table presents certain information regarding our debt obligations as of September 30, 2005 and December 31, 2004:

	Amount at Risk(1)		Weighted-Average Maturity of Repurchase Agreement in Days

Repurchase Agreement Counterparties	September 30, 2005	December 31, 2004	September 30, 2005	December 31, 2004

	(In thousands)
Bear, Stearns & Co. Inc	$(7,928)	$3,793	21	59
Barclays Bank Plc.	1,273	—	35	—
Countrywide Securities Corp.	14,450	7,231	49	59
Credit Suisse First Boston LLC	34,157	—	31	—
Lehman Brothers Inc.	136	—	25	—
Merrill Lynch & Co., Inc.	24,736	—	46	—
Mitsubishi Securities (USA), Inc.	361	—	7	—
Morgan Stanley & Co. Incorporated	1,890	—	70	—
Nomura Securities International	(29,031)	—	29	—
UBS Securities LLC	19,464	—	40	—

Total	$59,508	$11,024

(1)	Equal to the fair value of securities sold, plus accrued interest income, minus repurchase agreement liabilities, plus accrued interest expense.

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

            We intend to make regular quarterly distributions of all or substantially all of our REIT taxable income to holders of our common stock. In order to avoid corporate-level income tax on the income we distribute to our stockholders, we are required to distribute 100% of our REIT taxable income and short-term capital gains on an annual basis. This requirement can impact our liquidity and capital resources. On March 31, 2005, we declared a quarterly distribution of $0.225 per share of our common stock, paid April 29, 2005 to stockholders of record as of March 24, 2005. On June 14, 2005 we declared a quarterly distribution of $0.35 per share of our common stock, paid July 15, 2005 to stockholders of record as of June 22, 2005. We funded these distributions from uninvested cash.

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

            Based on our current portfolio, leverage rate and available borrowing arrangements, we believe that the net proceeds of our December 2004 private offering and June 2005 initial public offerings combined with the cash flow from operations and the utilization of borrowings, will be sufficient to enable us to meet anticipated short-term (one year or less) liquidity requirements such as to fund our investment activities, pay fees under our management agreement, fund our distributions to stockholders and for general corporate expenses. However, an increase in prepayment rates substantially above our expectations could cause a temporary liquidity shortfall due to the timing of the necessary margin calls on the financing arrangements and the actual receipt of the cash related to principal paydowns. If our cash resources are at any time insufficient to satisfy our liquidity requirements, we may have to sell some of our investment securities. If required, the sale of MBS at prices lower than their carrying value would result in losses and reduced income. As explained more fully below, we have additional capacity to leverage our equity further should the need for additional short term (one year or less) liquidity arise.

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

            We generally seek to borrow between eight and 12 times the amount of our equity. At September 30, 2005, our total debt was $7.0 billion, which represented a leverage ratio of approximately ten times. If our leverage ratio at September 30, 2005 were 12 times our equity, our total debt would have been $8.6 billion, which represents an additional $1.6 billion of borrowing.

Trust preferred securities issuance

             On September 29, 2005, Deerfield Triarc Capital LLC, or DTC LLC, one of our wholly-owned subsidiaries, completed the issuance and sale in a private placement of $50.0 million in aggregate principal amount of trust preferred securities issued by Deerfield Triarc Capital Trust I (the “Trust”). DTC LLC owns 100% of the outstanding common securities of the Trust. The trust preferred securities mature on October 30, 2035 and may be called by us at par any time after October 30, 2010. The trust preferred securities require quarterly distributions of interest by the Trust to the holders of the trust preferred securities. Distributions will be payable quarterly at a floating interest rate equal to the London Interbank Offered Rate, or LIBOR, plus 3.50% per annum through October 30, 2035. The Trust simultaneously issued 1,550 shares of the Trust’s common securities to DTC LLC for a purchase price of $1.6 million that constitutes all of the issued and outstanding common securities of the Trust.

                The Trust used the proceeds from the sale of the trust preferred securities together with the proceeds from the sale of the common securities to purchase $51.6 million in aggregate principal amount of unsecured junior subordinated notes due October 30, 2035 issued by DTC LLC. The net proceeds to DTC LLC from the sale of the junior subordinated notes to the trust will be used for general corporate purposes, including investments consistent with our stated investment strategy.

                The junior subordinated notes were issued pursuant to a junior subordinated indenture, dated September 29, 2005, between DTC LLC and JPMorgan Chase Bank, National Association, as trustee. The terms of the junior subordinated notes are substantially the same as the terms of the trust preferred securities. The interest payments on the junior subordinated notes paid by DTC LLC will be used by the Trust to pay the quarterly distributions to the holders of the trust preferred securities. The indenture permits us to redeem the junior subordinated notes (and thus a like amount of the trust preferred securities) on or after October 30, 2010. If we redeem any amount of the junior subordinated notes, the Trust must redeem a like amount of the trust preferred securities.

                The terms of the trust preferred securities are governed by an amended and restated trust agreement, dated September 29, 2005, among DTC LLC, as depositor, JPMorgan Chase Bank, National Association, as property trustee, Chase Bank USA, National Association, as Delaware trustee and the administrative trustees named therein and the holders from time to time of undivided beneficial interests in the assets of the Trust.

                In connection with the offering of trust preferred securities, we entered into a parent guarantee agreement with JPMorgan Chase Bank, National Association, as guarantee trustee, dated September 29, 2005, for the purpose of guaranteeing the payment, after the expiration of any grace or cure period, of any amounts to be paid by DTC LLC under the terms of the indenture. Our obligations under the parent guarantee agreement constitute unsecured obligations of ours and rank subordinate and junior to all our senior debt. The parent guarantee agreement will terminate upon the full payment of the redemption price for the trust preferred securities or full payment of the junior subordinated notes upon liquidation of the Trust.

                The offering of the trust preferred securities was conducted pursuant to (i) a purchase agreement, dated September 29, 2005, among DTC LLC, us, the Trust and Taberna Preferred Funding III, Ltd., and (ii) a purchase agreement, dated September 29, 2005, among DTC LLC, us, the Trust and Bear, Stearns & Co. Inc.

Estimated REIT Taxable Income

            Estimated REIT taxable income, which is a non-GAAP financial measure, is calculated according to the requirements of the Internal Revenue Code, rather than GAAP. The following table reconciles GAAP net income to estimated REIT taxable income for the three and nine months ended September 30, 2005:

	Three months ended September 30, 2005	Nine months ended September 30, 2005

	(In thousands)

GAAP net income	$14,081	$26,828

Adjustments to GAAP net income:
Organization costs	23	26
Hedge ineffectiveness	(85)	(97)
Stock and options grant	677	2,922
Tax premium/discount amortization differences	(492)	(314)
Unrealized gain (loss)	(238)	1,147
Original issue discount on interest-only RMBS	7,318	7,318
Gain on terminated swaps, including amortization	44	(1,613)
Exclusion of TRS Holdings net income	(125)	(125)

Net Adjustments to GAAP net income	7,122	9,264

Estimated REIT taxable income	$21,203	$36,092

            Note that while the accretion of original issue discount (“OID”) on interest-only securities had a significant impact on estimated REIT taxable income for the quarter and year to date, we did not make distributions to the full extent of that estimated taxable income. The tax accretion calculations on interest-only securities are dependent on factors provided by administrators of the underlying mortgage pools. These factors are influenced by actual versus planned prepayment activity and net interest spread on the underlying mortgage pools, and as a result, recognition of tax OID accretion income is subject to change. We therefore believe that the OID contribution to our estimated taxable income as of September 30, 2005 is not necessarily indicative of what our taxable income will be for the three months or year ended December 31, 2005.

            We believe that the presentation of our estimated REIT taxable income is useful to investors because it demonstrates to investors the estimated minimum amount of distributions we must make in order to avoid corporate level income tax. However, beyond our intent to distribute to our stockholders at least 90% of our REIT taxable income on an annual basis in order to maintain our REIT qualification, we do not expect that the amount of distributions we make will necessarily correlate to our estimated REIT taxable income. Rather, we expect to determine the amount of distributions we make based on our cash flow and what we believe to be an appropriate and competitive dividend yield relative to other specialty finance companies and mortgage REITs. Estimated REIT taxable income will not necessarily bear any close relation to cash flow. Accordingly, we do not consider estimated REIT taxable income to be a reliable measure of our liquidity although the related distribution requirement can impact our liquidity and capital resources. Moreover, there are limitations associated with estimated REIT taxable income as a measure of our financial performance over any period, and our presentation of estimated REIT taxable income may not be comparable to similarly titled measures of other companies, who may use different calculations. As a result, estimated REIT taxable income should not be considered as a substitute for our GAAP net income as a measure of our financial performance.

Recent Developments

Dividend declaration

                On October 26, 2005, the Company declared a quarterly distribution of $0.30 per share payable November 21, 2005 to stockholders of record as of November 7, 2005.

Inflation

            Virtually all of our assets and liabilities are interest rate sensitive in nature. As a result, interest rates and other factors influence our performance far more than inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. Our financial statements are prepared in accordance with GAAP and our distributions are determined by our board of directors based primarily on our net income as calculated for tax purposes; in each case, our activities and balance sheet are measured with reference to historical cost or fair market value without considering inflation.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

            As of September 30, 2005, the primary component of our market risk was interest rate risk, as described below. While we do not seek to avoid risk completely, we do believe that a significant portion of the risk can be quantified from historical experience. We seek to actively manage interest rate risk, and regularly assess whether the portfolio is being compensated for the inherent market risks to which it is exposed. In light of these risks, we regularly consider our capital levels and believe that our capital is sufficient.

Interest Rate Risk

            We are subject to interest rate risk in connection with our investments in hybrid adjustable-rate and fixed-rate RMBS and our related debt obligations, which are generally repurchase agreements of limited duration that are periodically refinanced at current market rates. We seek to manage this risk through utilization of derivative contracts, primarily interest rate swap agreements.

Effect on Net Interest Income

            We fund our investments in long-term, hybrid adjustable-rate and fixed-rate RMBS with short-term borrowings under repurchase agreements. During periods of rising interest rates, the borrowing costs associated with those hybrid-adjustable rate and fixed-rate RMBS tend to increase while the income earned on such hybrid adjustable-rate (during the fixed-rate component of such securities) and fixed-rate RMBS may remain substantially unchanged. This results in a narrowing of the net interest spread between the related assets and borrowings and may even result in losses.

            In order to mitigate our interest rate exposure, we have entered into 191 swap transactions as of September 30, 2005. The following table summarizes the expiration dates of these contracts and their notional amounts:

Expiration Date	Notional Amount (In thousands)

2006	$83,000
2007	575,400
2008	3,071,650
2009	12,700
2010	730,700
2011	9,800
2014	950
2015	29,200

TOTAL	$4,513,400

            Hedging techniques are partly based on assumed levels of prepayments of our RMBS. If prepayments are slower or faster than assumed, the life of the RMBS will be longer or shorter, which would reduce the effectiveness of any hedging strategies we may use and may cause losses on such transactions. Hedging strategies involving the use of derivative securities are highly complex and may produce volatile returns.

Extension Risk

            The majority of our portfolio is invested hybrid adjustable-rate RMBS, which have interest rates that are fixed for the first few years of the loan (typically in three, five, seven or 10 years) and thereafter reset periodically on the same basis as adjustable-rate RMBS. We compute the projected weighted-average life of our hybrid adjustable-rate RMBS based on assumptions regarding the rate at which the borrowers will prepay the underlying mortgages. In general, when a fixed-rate or hybrid adjustable-rate residential mortgage-backed security is acquired with borrowings, we may, but are not required to, enter into an interest rate swap agreement or other hedging instrument that effectively fixes a portion of our borrowing costs for a period close to the anticipated weighted-average life of the fixed-rate portion of the related RMBS. This strategy is designed to protect a portion of our portfolio from increased funding costs due to rising interest rates because the borrowing costs are not fixed for the duration of the fixed-rate portion of the related residential mortgage-backed security.

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

Hybrid Adjustable-Rate RMBS Interest Rate Cap Risk

            We also invest in hybrid adjustable-rate RMBS which are based on mortgages that are typically subject to periodic and lifetime interest rate caps and floors, which limit the amount by which the security’s interest yield may change during any given period. However, our borrowing costs pursuant to our repurchase agreements will not be subject to similar restrictions. Therefore, in a period of increasing interest rates, interest rate costs on our borrowings could increase without limitation by caps, while the interest-rate yields on our hybrid adjustable-rate RMBS would effectively be limited by caps. This problem will be magnified to the extent we acquire hybrid adjustable-rate RMBS with interest rate movements that are not in tandem with our borrowing costs movements. In addition, the underlying mortgages may be subject to periodic payment caps that result in some portion of the interest being deferred and added to the principal outstanding. This could result in our receipt of less cash income on our hybrid adjustable-rate RMBS than we need in order to pay the interest cost on our related borrowings. These factors could lower our net interest income or cause a net loss during periods of rising interest rates, which would harm our financial condition, cash flows and results of operations.

Interest Rate Mismatch Risk

            We intend to fund a substantial portion of our acquisitions of RMBS with borrowings that, after the effect of hedging, have interest rates based on indices and repricing terms similar to, but of somewhat shorter maturities than, the interest rate indices and repricing terms of the RMBS. Thus, we anticipate that in most cases the interest rate indices and repricing terms of our mortgage assets and our funding sources will not be identical, thereby creating an interest rate mismatch between assets and liabilities. Therefore, our cost of funds would likely rise or fall more quickly than would our earnings rate on assets. During periods of changing interest rates, such interest rate mismatches could negatively impact our financial condition, cash flows and results of operations. To mitigate interest rate mismatches, we may utilize hedging strategies discussed above.

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

Prepayment Risk

            Prepayments are the full or partial repayment of principal prior to the original term to maturity of a mortgage loan and typically occur due to refinancing of mortgage loans. Prepayment rates for existing RMBS generally increase when prevailing interest rates fall below the market rate existing when the underlying mortgages were originated. In addition, prepayment rates on adjustable-rate and hybrid adjustable-rate RMBS generally increase when the difference between long-term and short-term interest rates declines or becomes negative. Prepayments of RMBS could harm our results of operations in several ways. Some adjustable-rate mortgages underlying our adjustable-rate RMBS may bear initial teaser interest rates that are lower than their fully-indexed rates, which refers to the applicable index rates plus a margin. In the event that such an adjustable-rate mortgage is prepaid prior to or soon after the time of adjustment to a fully-indexed rate, the holder of the related residential mortgage-backed security would have held such security while it was less profitable and lost the opportunity to receive interest at the fully-indexed rate over the expected life of the adjustable-rate residential mortgage-backed security. Although we currently do not own any adjustable-rate RMBS with teaser rates, we may obtain some in the future which would expose us to this prepayment risk. Additionally, we currently own RMBS that were purchased at a premium. The prepayment of such RMBS at a rate faster than anticipated would result in a write-off of any remaining capitalized premium amount and a consequent reduction of our net interest income by such amount. Finally, in the event that we are unable to acquire new RMBS or are forced to acquire RMBS with lower coupon rates due to prevailing market conditions to replace the prepaid RMBS, our financial condition, cash flow and results of operations could be negatively impacted.

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

            The following sensitivity analysis table shows the estimated impact on the fair value of our RMBS interest rate-sensitive investments (available-for-sale and trading) and repurchase agreement liabilities, at September 30, 2005, assuming rates instantaneously fall 100 basis points and rise 100 basis points:

	Interest Rates Fall 100 Basis Points	Unchanged	Interest Rates Rise 100 Basis Points

	(dollars in thousands)
RMBS
Fair value(2)	$6,980,271	$6,872,967	$6,704,776
Change in fair value	$107,304		$(168,191)
Change as a percent of fair value	1.56%		-2.44%
Repurchase Agreements(1)
Fair value	$6,236,228	$6,236,228	$6,236,228
Change in fair value
Change as a percent of fair value
Designated and Undesignated Interest Rate Swaps
Fair value	$(74,742)	$46,350	$163,115
Change in fair value	$(121,092)		$116,765
Change as a percent of fair value	n/m		n/m
Net Portfolio Impact	$(13,788)		$(51,426)

(1)	The fair value of the repurchase agreements would not change materially due to the short-term nature of these instruments.
(2)	Includes RMBS classified as available-for-sale and trading.
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

            At September 30, 2005, substantially all investments in our alternative investments portfolio (non-MBS) are instruments with variable interest rates that are indexed to LIBOR. Because the variable rates on these instruments are short term in nature, we are not subject to material exposure to movements in fair value as a result of changes in interest rates.

Risk Management

            To the extent consistent with maintaining our REIT status, we seek to manage our interest rate risk exposure to protect our portfolio of RMBS and other mortgage securities and related debt against the effects of major interest rate changes. We generally seek to manage our interest rate risk by:

•	monitoring and adjusting, if necessary, the reset index and interest rate related to our MBS and our borrowings;

•	attempting to structure our borrowing agreements to have a range of different maturities, terms, amortizations and interest rate adjustment periods;

•	using derivatives, financial futures, swaps, options, caps, floors, mortgage derivatives and forward sales, to adjust the interest rate sensitivity of our RMBS and our borrowings; and

•	actively managing, on an aggregate basis, the interest rate indices, interest rate adjustment periods, and gross reset margins of our RMBS and the interest rate indices and adjustment periods of our borrowings.

           We seek to manage our credit risk exposure to counterparties to our repurchase agreement and derivative positions by transacting only with investment grade counterparties and obtaining collateral where appropriate. We evaluate the creditworthiness of all potential counterparties by reviewing such factors as credit rating, financial position and reputation, and by setting limits on open positions with any single counterparty. To the extent that we hold corporate bonds and other credit sensitive securities, we are exposed to credit risk relating to whether the issuer will meet its principal and interest obligations. We manage this exposure by performing sufficient investment due diligence on issuers and by obtaining returns on investment commensurate with their risk.

            Item 4.           Controls and Procedures

Evaluation of Disclosure Controls and Procedures

            Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Senior Vice President, Chief Financial Officer and Treasurer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Senior Vice President, Chief Financial Officer and Treasurer concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

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

PART  II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(b)	Use of Proceeds:

On July 5, 2005, the Company closed the initial public offering of 25,000,000 shares of its common stock, including 24,320,715 newly issued shares sold by the Company and 679,285 shares sold by selling stockholders, in which the Company raised net proceeds of approximately $363.1 million. The Company applied the proceeds that it received from its initial public offering to pay down repurchase agreement obligations in order to create additional leveraging capacity. The Company has re-leveraged its investment portfolio since applying the proceeds of its initial public offering and has invested the proceeds of that new leverage as well as the proceeds from its previous private offering of common stock that was completed in December 2004 in a leveraged portfolio of RMBS and other investments with total assets, as of September 30, 2005, of $7.5 billion.

Item 6.           Exhibits

3.1	—	Articles of Amendment and Restatement of Deerfield Triarc Capital Corp.*
3.2	—	Bylaws of Deerfield Triarc Capital Corp.*
4.1	—	Form of Certificate for Common Stock for Deerfield Triarc Capital Corp.*
4.2	—	Junior Subordinated Indenture between Deerfield Triarc Capital LLC and JPMorgan Chase Bank, National Association, as trustee, dated September 29, 2005.**
4.3	—	Amended and Restated Trust Agreement among Deerfield Triarc Capital LLC, JPMorgan Chase Bank, National Association, Chase Bank USA, National Association and the Administrative Trustees named therein, dated September 29, 2005.**
4.4	—	Junior Subordinated Note due 2035 in the principal amount of $51,550,000, dated September 29, 2005.
10.1	—	Registration Rights Agreement among Deerfield Triarc Capital Corp., Credit Suisse First Boston LLC, Deutsche Bank Securities Inc. and Bear, Stearns & Co. Inc. for the benefit of certain holders of the common stock of Deerfield Triarc Capital Corp., dated as of December 23, 2004*
10.2	—	Management Agreement between Deerfield Triarc Capital Corp. and Deerfield Capital Management LLC, dated as of December 23, 2004*
10.3	—	License Agreement between Deerfield Triarc Capital Corp. and Deerfield Capital Management LLC, dated as of December 23, 2004*
10.4	—	Junior Suboridinated Note Purchase Agreement by and between Deerfield Triarc Capital LLC and JPMorgan Chase Bank, National Association, as trustee on behalf of Deerfield Triarc Capital Trust I, dated September 29, 2005.
10.5	—	Parent Guarantee Agreement between Deerfield Triarc Capital Corp. and JPMorgan Chase Bank, National Association, as guarantee trustee, dated September 29, 2005.**
10.6	—	Purchase Agreement among Deerfield Triarc Capital LLC, Deerfield Triarc Capital Corp., Deerfield Triarc Capital Trust I and Bear, Stearns & Co. Inc., dated September 29, 2005.**
10.7	—	Purchase Agreement among Deerfield Triarc Capital LLC, Deerfield Triarc Capital Corp., Deerfield Triarc Capital Trust I and Taberna Preferred Funding III, Ltd., dated September 29, 2005.**
10.8	—	2004 Stock Incentive Plan*
10.9	—	Amended and Restated Stock Award Agreement between Deerfield Triarc Capital Corp. and Deerfield Capital Management LLC, dated June 14, 2005*
10.10	—	Amended and Restated Stock Option Agreement between Deerfield Triarc Capital Corp. and Deerfield Capital Management LLC, dated June 14, 2005*
10.11	—	Form of Stock Award Agreement for Non-Employee Directors*
31.1	—	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Jonathan W. Trutter
31.2	—	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Robert E. Armour
32.1	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Jonathan W. Trutter
32.2	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Robert E. Armour

_______________

* Incorporated by Reference to the Company’s Registration Statement on Form S-11 (Registration No. 333-123762), as amended.
** Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Commission on October 4, 2005.

SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEERFIELD TRIARC CAPITAL CORP. (Registrant)

Date: November 14, 2005	By: /S/ JONATHAN W. TRUTTER
Jonathan W. Trutter Chief Executive Officer (On behalf of the Company)

Date: November 14, 2005	By: /S/ ROBERT E. ARMOUR
Robert E. Armour Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)