Form 10-K
period 2005-12-31
Deerfield Triarc Capital Corp
filed 2006-03-17
CIK 1313918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the year ended December 31, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

Commission file number: 1-32551

DEERFIELD TRIARC CAPITAL CORP.
(Exact name of registrant as specified in its charter)

Maryland	20-2008622
(State of incorporation)	(I.R.S. Employer Identification No.)

8700 West Bryn Mawr Avenue, 12th Floor, Chicago, Illinois, 60631
(773) 380-1600
(Address, including zip code, and telephone number,
including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class:	Exchange on which registered:
Common Stock	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Act. (Check One)

Large accelerated file ☐	Accelerated file ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of the outstanding common equity held by non-affiliates of the registrant was $628,574,443 based on the number of shares held by non-affiliates of the registrant as of June 30, 2005, and based on the reported last sale price of the common stock on June 30, 2005, which is the last business day of the registrant’s most recently completed second fiscal quarter.

There were 51,659,701 shares of the registrant’s Common Stock outstanding as of March 14, 2006.

Documents incorporated by reference:
Select materials from the Proxy Statement for the Annual Meeting of Shareholders, scheduled for May 23, 2006, have been incorporated by reference into Part III of this Form 10-K.

DEERFIELD TRIARC CAPITAL CORP.
INDEX

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

          The statements in this Annual Report on Form 10-K that are not historical facts, including most importantly information concerning possible or assumed future results of operations of Deerfield Triarc Capital Corp. and statements preceded by, followed by, or that include the words “may,” “believes,” “plans,” “expects,” “anticipates” or the negation thereof, or similar expressions, constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). All statements that address operating performance, events or developments that are expected or anticipated to occur in the future, including statements related to revenue growth, earnings per share growth or statements expressing general optimism about future operating results, are forward-looking statements under the Reform Act. These forward-looking statements are based on our current expectations, speak only as of the date of this Annual Report on Form 10-K and are susceptible to a number of risks, uncertainties and other factors. Our actual results, performance and achievements may differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

          For those statements, we claim the protection of the safe harbor for forward-looking statements in the Reform Act. Many important factors could affect our future results and could cause them to differ materially from those expressed in the forward-looking statements contained herein. Such factors include general volatility of the securities markets in which we invest and the market price of our common stock; changes in our industry, interest rates, the debt securities markets or the general economy; increased prepayments of the mortgage and other loans underlying our mortgage-backed or other asset-backed securities; increased rates of default or decreased recovery rates on our investments; changes in governmental regulations, tax rates and similar matters; our expected financings and investments; availability of investment opportunities in real estate-related and other securities; the degree and nature of our competition; and other risks and uncertainties disclosed from time to time in the company’s filings with the Securities and Exchange Commission, all of which are difficult or impossible to predict accurately and many of which are beyond the company’s control.

          All future written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referenced above. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect us. We assume no obligation to update any forward-looking statements after the date of filing of Form 10-K as a result of new information, future events or developments, except as required by federal securities laws. In addition, it is our policy generally not to make any specific projections as to future earnings, and we do not endorse any projections regarding future performance that may be made by third parties. You should carefully consider the factors referenced in this Form 10-K, including those set forth under the sections captioned “Part I – Item 1A. Business – Risk Factors” and “Part II - Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations” as such factors, among others, could cause actual results to vary from our forward-looking statements.

Part I

ITEM 1.   BUSINESS

Our Company

          Deerfield Triarc Capital Corp. and subsidiaries, or the “Company”, “we”, “us” or “our”, is a specialty finance company that invests in real estate-related securities and various other asset classes. We elected to be taxed as a real estate investment trust, or REIT, for federal income tax purposes commencing with our taxable year ended December 31, 2004 and intend to continue to operate so as to qualify as a REIT. Our objective is to provide attractive returns to our investors through a combination of dividends and capital appreciation. To achieve this objective, we intend to opportunistically invest in financial assets to construct an investment portfolio that is leveraged where appropriate in order to achieve attractive risk-adjusted returns and that is structured to allow us to maintain our qualification as a REIT and the requirements for exclusion from regulation under the Investment Company Act of 1940, as amended, or 1940 Act.

     Our targeted asset classes and the principal investments we make or expect to make are as follows:

Asset Class	Principal Investments

Real Estate-Related Securities	Residential Mortgage-Backed Securities, or RMBS Commercial Mortgage-Backed Securities, or CMBS
Other Asset-Backed Securities, or ABS	Collateralized Debt Obligations, or CDOs ABS
Loans and Credit Derivatives	Senior Secured and Unsecured Loans Credit Default Swaps on Senior Secured Loans
Leveraged Finance Instruments	Corporate Mezzanine Loans High Yield Corporate Bonds Distressed and Stressed Debt Securities Private Equity Investments

          In addition, we may invest opportunistically in other fixed income investments, including investment grade corporate bonds and related derivatives, government bonds and related derivatives and other fixed income-related instruments.

          The following is a summary of our portfolio, in thousands, as of December 31, 2005:

Principal Investments	Carrying Value	% of Total Portfolio

RMBS(1)	$7,010,870	90.4%
Loans:
Loans held in CDO	288,147	3.7%
Structured and syndicated loans(2)	161,333	2.1%
Commercial mortgage loans	2,873	0.0%
ABS held in CDO(3)	245,511	3.2%
Common and preferred equities	28,149	0.4%
High yield corporate bonds(4)	14,642	0.2%
Other investments	2,921	0.0%

Total	$7,754,446

(1)

RMBS assets include both trading and available-for sale interest-only strip securities with a fair value of $4.7 million and $30.9 million and a $463.2 million and $176.7 million notional value, respectively.

(2)	Structured and syndicated loans include credit default swaps with a fair value of $0.2 million and a $68.0 million notional value.

(3)	ABS held in CDO include RMBS, CMBS and ABS

(4)	High yield corporate bonds include $7.7 million of bonds held in a CDO

          During the next twelve months, we expect to continue to increase the amount of non-RMBS from 9.6% of total investments as of December 31, 2005 to a targeted range of 15% to 20% in an effort to create a more diversified, less correlated portfolio of investments, subject to the availability of appropriate market opportunities.

Our Formation and Structure

          We were organized in November 2004 and completed a private offering of our common stock in December 2004 in which we raised net proceeds of approximately $378.9 million. In our December 2004 private offering, Credit Suisse First Boston LLC, Deutsche Bank Securities Inc. and Bear, Stearns & Co. Inc. served as representatives on behalf of themselves and the other initial purchasers and placement agents, which included Flagstone Securities LLC, JMP Securities LLC and Stifel, Nicolaus & Company, Incorporated. Triarc Companies, Inc., or Triarc (see the section appearing later in this Item entitled “Triarc Companies, Inc.” for a full discussion of our relationship with Triarc) purchased 1,000,000 shares of our common stock in our December 2004 private offering and executive officers and directors of the Company, Deerfield Capital Management LLC, or Deerfield Capital (See the section appearing later in this Item entitled “Deerfield Capital Management LLC” for a full discussion of our relationship with Deerfield Capital) and Triarc collectively purchased 122,080 additional shares of common stock in that offering. In addition, upon completion of our December 2004 private offering, we granted to Deerfield Capital 403,847 shares of restricted stock and options to purchase 1,346,156 shares of our common stock with an exercise price of $15.00 per share. On July 5, 2005, we completed the initial public offering of our common stock, through which we raised net proceeds, after deducting expenses, of approximately $363.1 million. In our initial public offering, Credit Suisse First Boston LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, UBS Securities LLC and Deutsche Bank Securities Inc. served as representatives on behalf of themselves and the other underwriters, which included Wachovia Capital Markets, LLC, Bear, Stearns & Co. Inc., Jefferies & Company, Inc., RBC Capital Markets Corporation and Stifel, Nicolaus & Company, Incorporated.

          The following chart illustrates the structure and ownership of our company as of December 31, 2005. The percentage ownership interests in Deerfield Triarc Capital Corp. are shown on a fully diluted basis. All other percentages reflect actual ownership.

Triarc Companies, Inc.

Deerfield & Company LLC

Deerfield Capital
Management LLC
(Manager)

Deerfield Triarc TRS Holdings,
Inc.(1)

Deerfield Triarc TRS Holdings,
LLC

Deerfield Triarc Capital LLC

Market Square CLO
Ltd.(2)

Deerfield Triarc
Capital Trust I(3)

Pinetree CDO
Ltd.(4)

Deerfield Triarc
Capital Corp.

63.6% capital interest

94% voting power

100%

3.3%

1.9%

Other
Stockholders

Directors
and

Officers

94.4%

0.4%

Management
Agreement

100%

100%

100%

100%

100%

(1)

We formed Deerfield Triarc TRS Holdings, Inc., a taxable REIT subsidiary, or TRS, because it gives us flexibility to hold certain assets or engage in certain activities that we, as a REIT, cannot hold or in which we cannot engage directly.

(2)	We own substantially all of the equity interest in Market Square CLO Ltd., a Cayman Islands limited liability company and one of our TRSs, in the form of preference shares.

(3)

We formed Deerfield Triarc Capital Trust I, or the Trust, for the sole purpose of issuing and selling trust preferred securities. The Trust is not consolidated into our financial statements because although we own 100% of the common stock, we are not deemed to be the primary beneficiary of the Trust.

(4)	We own all of the equity interests in Pinetree CDO Ltd., a Cayman Islands limited liability company and our qualified REIT subsidiary, in the form of preference shares and ordinary shares.

          Because we intend to continue to qualify to be taxed as a REIT and to operate our business so as to be exempt from regulation under the 1940 Act, we will be required to invest a substantial majority of our assets in qualifying real estate assets, such as agency RMBS, mortgage loans and other liens on and interests in real estate. Therefore, the percentage of our assets we may invest in other MBS, ABS, bank loans, leveraged finance instruments and other types of instruments is limited, unless those investments comply with various federal income tax requirements for REIT qualification and the requirements for exclusion from 1940 Act regulation.

          We are externally managed by Deerfield Capital, a fixed income asset manager and a Securities and Exchange Commission, or SEC, registered investment adviser. Deerfield Capital is a wholly-owned subsidiary of Deerfield & Company LLC, or Deerfield. Triarc owns a majority interest in Deerfield. Through our relationship with Deerfield Capital and Triarc, we benefit from their combined investment and operational expertise, infrastructure, deal flow, extensive relationships in the financial community and financial and capital structuring skills. In particular, these resources provide us with a wide variety of investment opportunities and access to information that assists us in making investment decisions across all of our targeted asset classes.

          We believe we also benefit significantly from Deerfield Capital’s long-standing, team-based approach to investment management and a comprehensive set of risk management policies and procedures developed and administered by its experienced staff of professionals.

Operating and Regulatory Structure

          We elected to be taxed as a REIT under Sections 856 through 859 of the Internal Revenue Code, or the Code, commencing with our taxable year ended December 31, 2004. Our continued qualification as a REIT depends upon our ability to meet on a continuing basis, through actual investment and operating results, various complex requirements under the Code relating to, among other things, the sources of our gross income, the composition and values of our assets, our distribution levels and the diversity of ownership of our shares. We believe that we were organized and have operated in conformity with the requirements for qualification and taxation as a REIT under the Code, and that our proposed manner of operation will enable us to continue to meet the requirements for qualification and taxation as a REIT.

          As a REIT, we generally will not be subject to federal income tax on net taxable income we distribute currently to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax at regular corporate rates. Even if we qualify for taxation as a REIT, we may be subject to some federal, state and local taxes on our income or property.

          We generally expect to continue to make and hold our investments and conduct our other operations through the REIT or a wholly owned operating subsidiary, although certain of our future investments and activities may be conducted through Deerfield Triarc TRS Holdings, Inc., one of our TRSs, which will be subject to federal, state and local income tax on its income.

          Our investment activities are managed by Deerfield Capital and supervised by our Investment Committee and board of directors. Under our management agreement, we are obligated to pay Deerfield Capital an annual base management fee determined by our equity as well as an incentive fee based on our performance. See later in this Item under the heading “Management Agreement” for a full discussion of our agreement with Deerfield Capital.

          We conduct all of our business and hold all of our assets through our wholly owned operating subsidiary, Deerfield Triarc Capital LLC, and our TRSs. We currently have two TRSs, Deerfield Triarc TRS Holdings, Inc., which was formed to make investments that cannot be held at the REIT level, and Market Square CLO Ltd., which was formed to execute a CDO transaction that closed on May 10, 2005. We also formed a qualified REIT subsidiary, Pinetree CDO Ltd., which was formed to execute a CDO transaction that closed on November 30, 2005. Deerfield Triarc TRS Holdings, Inc. will hold its investments through a wholly owned operating subsidiary, Deerfield Triarc TRS Holdings, LLC.

          Our charter became effective on November 22, 2004 and was amended and restated on December 22, 2004.

Exclusion from Regulation Under the 1940 Act

          We intend to operate our business so as to be excluded from regulation under the 1940 Act. Because we conduct our business through wholly owned subsidiaries, we must ensure not only that we qualify for an exclusion or exemption from regulation under the 1940 Act, but also that each of our subsidiaries so qualifies.

          The subsidiary that currently holds most of our assets, Deerfield Triarc Capital LLC, is excluded from 1940 Act regulation under a provision designed for companies that do not issue redeemable securities and are primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate. To qualify for this exclusion, we will need to ensure that at least 55% of Deerfield Triarc Capital LLC’s assets consist of mortgage loans and other assets that are considered the functional equivalent of mortgage loans for purposes of the 1940 Act (collectively, qualifying real estate assets), and that at least 80% of Deerfield Triarc Capital LLC’s assets consist of real estate-related assets (including qualifying real estate assets). Deerfield Triarc Capital LLC does not intend to issue redeemable securities.

          Based on no-action letters issued by Division of Investment Management of the Commission, or the Division, we classify our investment in residential mortgage loans as qualifying real estate assets, as long as the loans are fully secured by an interest in real estate. That is, if the loan-to-value ratio of the loan is equal to or less than 100%, then we consider the mortgage loan a qualifying real estate asset. We do not consider loans with loan-to-value ratios in excess of 100% to be qualifying real estate assets for the 55% test, but only real estate-related assets for the 80% test.

          We also consider agency whole pool certificates to be qualifying real estate assets. An agency whole pool certificate is a certificate issued or guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae that represents the entire beneficial interest in the underlying pool of mortgage loans. By contrast, an agency certificate that represents less than the entire beneficial interest in the underlying mortgage loans is not considered to be a qualifying real estate asset for purposes of the 55% test, but constitutes a real estate-related asset for purposes of the 80% test.

          We generally do not expect Deerfield Triarc Capital LLC’s investments in RMBS and CMBS, other than its investments in agency whole pool certificates, to constitute qualifying real estate assets for the 55% test, unless we determine that those investments are the functional equivalent of owning mortgage loans, which will depend, among other things on whether we have the unilateral foreclosure rights with respect to the underlying real estate collateral. Instead, these investments generally will be classified as real estate-related assets for purposes of the 80% test. We do not expect that Deerfield Triarc Capital LLC’s investments in CDOs, ABS, loans and stressed and distressed debt securities will constitute qualifying real estate. Moreover, to the extent that these investments are not backed by mortgage loans or other interests in real estate, they will not constitute real estate-related assets. Instead, they will constitute miscellaneous assets, which can constitute no more than 20% of Deerfield Triarc Capital LLC’s assets.

          None of Deerfield Triarc TRS Holdings, Inc., Deerfield Triarc TRS Holdings, LLC, nor Market Square CLO Ltd. can qualify for this mortgage company exclusion. Accordingly, we are careful that none of those entities is making or proposing to make a public offering of its securities, and we require that each owner of securities issued by those entities is a qualified purchaser, so that those entities are not investment companies subject to regulation under the 1940 Act. If we form other subsidiaries, we will be required to ensure that they qualify for an exemption or exclusion from regulation under the 1940 Act.

          Moreover, we must ensure that Deerfield Triarc Capital Corp. itself qualifies for an exclusion from regulation under the 1940 Act. We will do so by monitoring the value of our interests in our subsidiaries. At all times, we must ensure that no more than 40% of Deerfield Triarc Capital Corp.’s assets, on an unconsolidated basis, excluding government securities and cash, are investment securities as defined in the 1940 Act. Our interest in Deerfield Triarc Capital LLC does not constitute an investment security for these purposes, but our interest in Deerfield Triarc TRS Holdings, Inc. does constitute an investment security. Accordingly, we must monitor the value of our interest in these two subsidiaries to ensure that the value of our interest in Deerfield Triarc TRS Holdings, Inc. never exceeds 40% of the value of our total assets. We will be monitoring the value of our interest in Deerfield Triarc TRS Holdings, Inc. for tax purposes as well; the applicable tax rules require us to ensure that the total value of the stock and other securities of Deerfield Triarc TRS Holdings, Inc. and other taxable REIT subsidiaries held directly or indirectly by us does not exceed 20% of the value of our total assets. These requirements may limit our flexibility in acquiring assets in the future.

          We have not received, nor have we sought, a no-action letter from the Division regarding how our investment strategy fits within the exclusions from regulation under the 1940 Act that we and our subsidiaries are using. To the extent that the Division provides more specific or different guidance regarding the treatment of assets as qualifying real estate assets or real estate-related assets, we may be required to adjust our investment strategy accordingly. Any additional guidance from the Division could provide additional flexibility to us, or it could further inhibit our ability to pursue the investment strategy we have chosen.

Our Business

          Our income is generated primarily from the net spread, or difference, between the interest income we earn on the investment portfolio and the cost of borrowings as adjusted for the impact of related hedging activities. Our net interest income will vary based upon, among other things, the difference between the interest rates earned on our various interest-earning assets and the borrowing costs of the liabilities used to finance those investments.

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

          In periods of declining interest rates, prepayments on our investments, including our RMBS, will likely increase. If we are unable to reinvest the proceeds of such prepayments at comparable yields, our net interest income may suffer. In periods of rising interest rates, prepayment rates on our investments, including our RMBS, will likely slow, causing the expected lives of these investments to increase. This may cause our net interest income to decrease, as our borrowing and hedging costs rise while our interest income on those assets remain relatively constant.

          While we use hedging strategies to mitigate some of our interest rate risk, we do not hedge all of our exposure to changes in interest rates and prepayment rates, as there are practical limitations in our ability to insulate the portfolio from all of the negative consequences associated with changes in short-term interest rates while still seeking to provide an attractive net spread on our portfolio.

          In addition, our returns will be affected by the credit performance of our non-agency investments. If credit losses on our investments or the loans underlying our investments increase, it may have an adverse affect on our performance.

Deerfield Capital Management LLC

          Deerfield Capital is a Chicago-based SEC registered asset manager that manages client funds (primarily for institutions) worldwide. Deerfield Capital (together with its predecessor companies) commenced its investment management operations in 1993, and Deerfield Capital managed approximately $12.3 billion of client funds as of December 31, 2005. Through our management relationship with Deerfield Capital, we have access to Deerfield Capital’s resources in portfolio management and infrastructure support, such as risk management, credit analysis, operations, systems, accounting, portfolio valuation, compliance and internal audit. As of December 31, 2005, Deerfield Capital had 132 employees including 43 portfolio managers and investment analysts and 67 employees in portfolio management support. Deerfield Capital has 26 full-time investment professionals specializing in MBS, ABS, loans and leveraged finance dedicating a significant part of their time to sourcing (including performing due diligence) and managing the assets of our portfolio. Deerfield Capital’s investment professionals perform services for other Deerfield Capital accounts in addition to performing services for our account.

          Deerfield Capital primarily invests in a broad range of debt instruments in managing client portfolios. The primary investment focus is on MBS and other ABS, loans, corporate bonds, leveraged finance instruments and government securities. Deerfield Capital has separate portfolio management teams for each of these areas. Deerfield Capital primarily utilizes the following strategies: fundamental credit analysis, duration management, yield curve arbitrage and basis spread techniques.

          Deerfield Capital has historically been very selective in making investments, basing its investment decisions on in-depth fundamental research and proprietary analytical methodologies, and relying on teams of experienced senior portfolio managers and research analysts. Deerfield Capital values portfolio diversity, favors stable sectors that are resilient across economic cycles and takes into account industry and macroeconomic trends in its decision making. In addition, Deerfield Capital has experience evaluating and negotiating structural protection for its investments with a clear focus on minimizing credit losses.

          We are the only account that Deerfield Capital manages pursuant to the specific investment strategy it uses for us, although Deerfield Capital uses some of the components of that strategy for its other clients. For example, in selecting bank loan investments for us, Deerfield Capital uses the same or similar analysis that it uses in managing bank loan portfolios for other clients. Prior to its experience managing us, Deerfield Capital had not managed a REIT.

          Deerfield Capital (together with its predecessor companies) has actively operated as an asset manager since 1993 and registered with the SEC as an investment adviser in January 1997. Deerfield Capital is also registered with the U.S. Commodity Futures Trading Commission as a commodity pool operator and commodity trading advisor, and is a member of the U.S. National Futures Association. You may obtain a copy of Deerfield Capital’s SEC Form ADV Part II, and other information about Deerfield Capital, on request.

          As of December 31, 2005, Triarc through a subsidiary owns approximately 63.6% of the outstanding capital interests and approximately 94.0% of the voting interests in Deerfield, which owns 100% of Deerfield Capital. Senior management of Deerfield Capital owns and controls the balance of the equity and voting interests in Deerfield.

Triarc Companies, Inc.

          Triarc is a holding company listed on the New York Stock Exchange. In addition to its ownership of Deerfield, Triarc, through its subsidiaries, is the franchisor of the Arby’s® restaurant system and the owner and operator of Arby’s® restaurants. Triarc has announced that it is exploring a corporate restructuring that may involve the spin-off of its asset management operations to Triarc’s shareholders. If the corporate restructuring is completed, following a transition period, it is currently contemplated that Deerfield would be led by its current management team and Messrs. Peltz and May would be large shareholders and continue to serve as directors of Deerfield. It is also currently anticipated that Mr. Peltz would continue as our Chairman and that Messrs. Peltz, May and Edward P. Garden, Triarc’s Vice Chairman, would continue their roles on our Investment Committee. Triarc also stated that it can provide no assurance that the restructuring/spin-off will occur, that the terms or timing of such restructuring/spin-off have not been determined and that its board of directors has not reached any definitive conclusions regarding whether to proceed with the restructuring/spin-off.

Our Business Strengths

          Business Model Seeks to Provide Attractive Risk-Adjusted Returns. We complement our investments in MBS with a variety of other alternative asset classes in order to enhance returns to our stockholders and reduce the overall risk of our portfolio due to a low correlation of risk compared to MBS. The percentage of assets that we may invest in alternative asset classes is limited unless those investments comply with various federal income tax requirements for REIT qualification and the requirements for exclusion from 1940 Act regulation.

          Depth of Experience within Targeted Asset Classes. Deerfield Capital manages significant amounts of real estate-related securities (primarily MBS) and other higher-yielding fixed income asset classes we target. The percentage of assets that we may invest in higher-yielding fixed income asset classes is limited unless those investments comply with various federal income tax requirements for REIT qualification and the requirements for exclusion from 1940 Act regulation. We believe that Deerfield Capital’s portfolio management depth in each of these areas will enable us to achieve our portfolio objectives.

          Experienced Management Team. The experience of our officers and directors and the members of our Investment Committee, together with Deerfield Capital’s asset management professionals and Triarc’s management team, provides us with investment opportunities and experience across all of our targeted asset classes. Scott A. Roberts, the Chairman of our Investment Committee, Jonathan W. Trutter, our Chief Executive Officer, and Robert C. Grien, our President, collectively lead Deerfield Capital’s Mortgage-Backed/Asset-Backed Securities Team, Bank Loan Team and Leveraged Finance Team, and each has over 15 years of investment experience.

          Access to Deerfield Capital Infrastructure. We have access to Deerfield Capital’s portfolio management infrastructure, which includes detailed policies and procedures for risk management, operations, transaction processing and recording, credit analysis, accounting, technology systems, legal and compliance and internal audit. We believe that an established infrastructure is crucial to the success of a complex investment vehicle such as a REIT. These systems directly support and are completely integrated with Deerfield Capital’s portfolio management functions. Deerfield Capital’s risk management policy is set by a Risk Management Committee, the head of which reports directly to Deerfield Capital’s Chief Executive Officer.

          Relationships and Deal Flow. We capitalize on the deal-sourcing opportunities that executives of Deerfield Capital and Triarc bring to us as a result of their combined investment and acquisition experience in our targeted asset classes and network of contacts in the financial community, including financial sponsors, merger and acquisition advisory firms, investment banks, capital markets desks, lenders and other financial intermediaries. In addition, through these activities, both executives of Deerfield Capital and Triarc are consistently looking at a wide variety of companies and industries. While both firms are very selective and consummate only a small portion of their transactional opportunities, we believe that the insights gained through their diligence processes provide valuable intelligence that we can apply to other opportunities that we can pursue. Additionally, many of the opportunities sourced (including by executives of Triarc) are often not appropriate for their other vehicles because the equity requirement is too small, or, in the case of Triarc, they are not control investments or for other reasons, but may be within our investment parameters. We have received all of our investment opportunities to date from executives of Deerfield Capital and Triarc. Triarc is not obligated to provide us with any opportunities.

Our Investment Strategy

          Our objective is to provide attractive returns to our investors through a combination of dividends and capital appreciation. To achieve this objective, we invest in a portfolio of real estate securities and various other asset classes. We believe that this strategy permits us to be opportunistic and invest in those assets that generate attractive risk-adjusted returns, subject to maintaining our REIT status and exclusion from regulation under the 1940 Act.

          We benefit from the full range of experience and depth of resources developed by Deerfield Capital in managing client funds and developed by Triarc in managing opportunistic acquisitions of companies. We rely on Deerfield Capital’s and Triarc’s expertise in identifying assets within our target asset classes that will have limited price volatility risk, yet will provide consistent, stable margins. We make portfolio allocation decisions based on various factors, including expected cash yield, relative value, risk-adjusted returns, current and projected credit fundamentals, current and projected macroeconomic considerations, current and projected supply and demand, credit and market risk concentration limits, liquidity, cost of financing and financing availability, as well as maintaining our REIT qualification and exclusion from regulation under the 1940 Act.

          In addition, subject to maintaining our qualification as a REIT and the exemption from the registration requirements of the 1940 Act, we may invest opportunistically in other types of investments within Deerfield Capital’s core competencies, including investment grade corporate bonds and related derivatives, government bonds and related derivatives, and other fixed income related instruments.

          Although we intend to focus on the investments described above, our investment decisions depend on prevailing market conditions. We have not adopted any policy that establishes specific asset allocations among our targeted asset classes. As a result, we cannot predict the percentage of our assets that will be invested in each asset class or whether we will invest in other classes or investments. However, we have developed an equity allocation methodology that assigns related assets and liabilities to each asset class driving an allocation of equity. Based on the equity allocation, we have established target ranges for the amount of leverage (investment financed by equity) by asset class. Our long-term target for investment in alternative asset classes would result in the utilization of approximately 45% to 50% of our total equity. Our board of directors will not review all of our proposed investments, but will review our portfolio at least quarterly and will review our investment strategy and policies at least annually. We may change our investment strategy and policies and the percentage of assets that may be invested in each asset class, or in the case of securities, in a single issuer, without a vote of our stockholders.

          The following discusses the principal investments we have made and that we expect to make:

Residential Mortgage-Backed Securities

          We invest in pass-through RMBS, which are securities representing interests in mortgage loans secured by residential real property in which payments of both principal and interest are generally made monthly, net of any fees paid to the issuer, servicer or guarantor of the securities. We expect that a significant amount of the RMBS we hold will consist of three-and five-year agency AAA rated hybrid adjustable-rate RMBS. The agency hybrid adjustable-rate RMBS represent the entire ownership interest in pools of residential mortgage loans made by lenders such as savings and loan institutions, mortgage bankers, and commercial banks. Other RMBS collateral may include jumbo, Alt-A, residential B/C and high loan-to-value loans.

          Agency-backed RMBS are collateralized by residential real property guaranteed as to principal and interest by federally chartered entities such as Fannie Mae, Freddie Mac and, in the case of Ginnie Mae, the U.S. government.

          Adjustable rate RMBS, or ARMs, have interest rates that reset periodically, typically every six or 12 months. Because the interest rates on ARMs adjust periodically based on market conditions, ARMs tend to have interest rates that do not significantly deviate from current market rates. This in turn can cause ARMs to have less price sensitivity to interest rates.

          Hybrid ARMs have interest rates that have an initial fixed period (typically two, three, five, seven or ten years) and thereafter reset at regular intervals in a manner similar to traditional ARMs. Prior to the first interest rate reset date, hybrid ARMs have a price sensitivity to interest rates similar to that of a fixed-rate mortgage with a maturity equal to the period prior to the first reset date. After the first interest rate reset date occurs, the price sensitivity of a hybrid ARM resembles that of a non-hybrid ARM. However, because many hybrid ARMs are structured with a relatively short initial fixed interest rate period, even during that fixed rate period, the price sensitivity of hybrid ARMs may be relatively low.

          The investment characteristics of pass-through RMBS differ from those of traditional fixed-income securities. The major differences include the payment of interest and principal on the RMBS, as described above, and the possibility that unscheduled principal payments may be received on the RMBS at any time due to prepayments on the underlying mortgage loans. These differences can result in significantly greater price and yield volatility than is the case with traditional fixed-income securities. On the other hand, the guarantees on agency RMBS by Fannie Mae, Freddie Mac and, in the case of Ginnie Mae, the U.S. government, provide reasonable assurance that the investor will be ultimately repaid the principal face amount of the security.

          Mortgage prepayments are affected by factors including the level of interest rates, general economic conditions, the location and age of the mortgage, and other social and demographic conditions. Generally, prepayments on pass-through RMBS increase during periods of falling mortgage interest rates and decrease during periods of stable or rising mortgage interest rates. Reinvestment of prepayments may occur at higher or lower interest rates than the original investment, thus affecting the overall yield on our portfolio.

          We expect to leverage our investments in RMBS in the range of eight to 12 times.

          As of December 31, 2005, we had $7.0 billion of RMBS. This amount includes $35.6 million of interest-only strips with a notional value of $639.9 million.

Commercial Mortgage-Backed Securities

          We have invested in CMBS through a CDO and expect to continue our investments in CMBS, which are secured by, or evidence ownership interests in, a single commercial mortgage loan or a pool of mortgage loans secured by commercial properties. These securities may be senior, subordinated, investment grade or non-investment grade. We expect the majority of our CMBS investments to be rated by at least one nationally recognized rating agency, and to consist of securities that are part of a capital structure or securitization where the rights of such class to receive principal and interest are subordinated to senior classes but senior to the rights of lower rated classes of securities. We generally intend to invest in CMBS that will yield high current interest income and where we consider the return of principal to be likely. We intend to acquire CMBS from private originators of, or investors in, mortgage loans, including savings and loan associations, mortgage bankers, commercial banks, finance companies, investment banks and other entities.

          The yields on CMBS depend on the timely payment of interest and principal due on the underlying mortgage loans and defaults by the borrowers on such loans may ultimately result in deficiencies and defaults on the CMBS. In the event of a default, the trustee for the benefit of the holders of CMBS has recourse only to the underlying pool of mortgage loans and, if a loan is in default, to the mortgaged property securing such mortgage loan. After the trustee has exercised all of the rights of a lender under a defaulted mortgage loan and the related mortgaged property has been liquidated, no further remedy will be available. However, holders of relatively senior classes of CMBS will be protected to a certain degree by the structural features of the securitization transaction within which such CMBS were issued, such as the subordination of the relatively more junior classes of the CMBS.

          We expect to leverage our investments in CMBS in the range of 14 to 18 times.

          As of December 31, 2005, we have invested in CMBS through a CDO investment discussed in the following section.

Asset-Backed Securities Held in CDO

          We expect to invest in investment grade and non-investment grade ABS. ABS are generally securities for which the underlying collateral consists of assets such as home equity loans, credit card receivables and auto loans. Issuers of ABS generally are special purpose entities owned or sponsored by banks and finance companies, captive finance subsidiaries of non-financial corporations or specialized originators such as credit card lenders.

          We expect that a significant amount of the ABS that we hold will be rated between A1/A- and B1/B+ and will have an explicit rating from at least one nationally-recognized statistical rating agency.

          We expect to leverage our investments in ABS in the range of 20 to 26 times.

          Pinetree CDO Transaction. On November 30, 2005, we purchased 100% of the equity interest, issued as preference shares and ordinary shares of Pinetree CDO Ltd., or Pinetree, a Cayman Islands limited liability company, for $12.0 million. In addition to issuing the preference shares, Pinetree also issued several classes of notes, aggregating $288.0 million, and discussed later in this section under the heading “Our Financing Strategy – Term Financing CDOs”. Pinetree is a bankruptcy remote subsidiary and the debt holders only have recourse to the assets of Pinetree.

          As of December 31, 2005, Pinetree holds ABS investments of $245.5 million and $53.0 million of interest earning deposit balances available for longer-term investments.

Loans and Credit Derivatives

          We make investments in senior secured and unsecured loans and related credit derivatives, including credit default swaps, which reference loans made by banks or other financing entities. In addition to term loans, loans may also include revolving credit facilities, under which the lender is obligated to advance funds to the borrower under the credit facility. This type of investment is commonly referred to as a syndicated bank loan. We expect that a significant amount of these loans will be secured by mortgages or liens on assets. Certain of these loans may have an interest-only payment schedule, with the principal amount remaining outstanding and at risk until the maturity of the loan. These loans may include restrictive financial and operating covenants. We currently expect that a significant amount of our loans and credit derivatives will be made to below investment grade (or unrated) issuers, as we believe that these loans can provide attractive risk-adjusted returns.

          As of December 31, 2005, we had $452.2 million of loans and $68.0 million notional amount of credit default swaps with a net fair value of $0.2 million.

          Loans Held in CDO

          Market Square CDO Transaction. On May 10, 2005, we purchased 100% of the preferred equity interest, issued as preference shares of Market Square CLO Ltd., or Market Square, a Cayman Islands limited liability company, for $24.0 million. This purchase represents substantially all of the Market Square equity. In addition to issuing the preference shares, Market Square also issued several classes of notes, aggregating $276.0 million, which are discussed later in this section under the heading “Our Financing Strategy – Term Financing CDOs.” Market Square is a bankruptcy remote entity and the debt holders only have recourse to the assets of Market Square. As of December 31, 2005, Market Square holds investments in bank loans of $288.1 million and $7.7 million of high-yield corporate bonds.

          We expect to leverage our investments in loans held in CDO in the range of eight to 13 times.

          Credit Default Swaps

          From time to time, we make investments in credit default swaps. A credit default swap, or CDS, is a financial instrument used to transfer the credit risk of a reference entity from one party to another for a specified period of time. In a standard CDS contract, one party, referred to as the protection buyer, purchases credit default protection from another party, referred to as the protection seller, for a specified notional amount of obligations of a reference entity. For this protection, the protection buyer pays a premium to the protection seller. The premium is generally paid quarterly in arrears, but may be paid in full upfront in the case of a CDS with a short maturity. Generally, if a defined credit event occurs during the term of the CDS, the protection seller pays the protection buyer the notional amount and takes title of the reference entity’s obligation. CDS are generally unconditional, irrevocable and noncancellable. We expect the majority of our investments in CDS to reference senior secured bank loans. As of December 31, 2005, we had $68.0 million in notional amount of CDS with a $0.2 million net fair value.

          Structured and Syndicated Loans

          With the exception of our first lien loans our structured and syndicated loans usually rank subordinate in priority of payment to senior debt, such as senior bank debt, and may even be unsecured. However, the unsecured loans rank senior to common and preferred equity in a borrower’s capital structure. Structured and syndicated loans may have elements of both debt and equity instruments, offering the fixed returns in the form of interest payments and principal payments associated with senior debt, while providing lenders an opportunity to participate in the capital appreciation of a borrower, if any, through an equity interest. This equity interest typically takes the form of warrants. Due to their higher risk profile, and often less restrictive covenants, as compared to senior loans, structured and syndicated loans generally earn a higher return than senior secured loans. The warrants that are sometime associated with structured and syndicated loans are typically detachable, which allows lenders to receive repayment of their principal on an agreed amortization schedule while retaining their equity interest in the borrower. Structured and syndicated loans also may include a put feature, which permits the holder to sell its equity interest back to the borrower at a price determined through an agreed formula. We likely will own certain structured and syndicated loans through a TRS. As a result, income from such loans likely will be subject to corporate income tax.

          We expect to leverage our investments in structured and syndicated loans in the range of one to three times.

          Commercial Mortgage Loans

          On November 29, 2005, we entered into a master participation agreement with Hometown Commercial Capital, LLC (HCC), a commercial mortgage loan originator. HCC originates small commercial mortgages with an anticipated range of $1.0 million to $15.0 million. Under the master participation agreement, we will purchase a junior participating beneficial ownership interest of 10.0% of the principal balance of each commercial mortgage. Interest accrues on our outstanding principal balance at a rate of 15.0% annually. HCC retains legal title and control of the loans and has custody of the original loan documents. We retain approval rights for loans to be subject to the master participation agreement.

          When a sufficient level of loans has been originated, HCC will pool the loans and enter into a securitization transaction. At that time, our junior participation interests in the underlying loans will be redeemed and we will purchase a non-investment grade tranche in the securitization trust.

          Simultaneous with the master participation agreement, we made an equity investment in HCC of $3.0 million. As of December 31, 2005, we had $2.9 million of commercial mortgage loans originated by HCC.

Common and Preferred Equity

          To a lesser extent, subject to maintaining our qualification as a REIT, we also may invest from time to time in common and preferred equity, which may or may not be related to real estate. These investments may include direct purchases of common or preferred equity as well as purchases of interests in such equity funds. We will follow a value-oriented investment approach and focus on the anticipated future cash flows generated by the underlying business, discounted by an appropriate rate to reflect both the risk of achieving those cash flows and the alternative uses for the capital to be invested. We will also consider other factors such as the strength of management, the liquidity of the investment, the underlying value of the assets owned by the issuer and prices of similar or comparable securities.

          We expect to leverage our common and preferred equity investments in the range of one to three times.

          As of December 31, 2005, we had invested in common and preferred equity investments with a carrying value of $28.1 million.

High Yield Corporate Bonds

          We make investments in high yield corporate bonds, which are below investment grade debt obligations of corporations and other non-governmental entities. To the extent we invest in these bonds, we expect that a significant portion will not be secured by mortgages or liens on assets. A substantial portion may have an interest-only payment schedule, with the principal amount staying outstanding and at risk until the bond’s maturity. High yield bonds are typically issued by companies with significant financial leverage.

          We expect to leverage our investments in high yield corporate bonds in the range of three to nine times.

          As of December 31, 2005, we had invested in high yield corporate bonds with an aggregate fair market value of $14.6 million, $7.7 million of which was held in Market Square.

Other Investments

          In addition to the above asset classes, we may engage in the purchase and sale of derivative instruments, such as exchange-traded and over-the-counter put and call options on securities, financial futures, equity indices, and other financial instruments, either as outright investments, for hedging purposes, or in connection with other strategies. We likely will hold at least some of these investments through a TRS. To the extent that we do so, the income from such bonds and instruments will be subject to corporate income tax.

          Collateralized Debt Obligations

          We invest in equity tranches of CDOs to gain exposure to loans, corporate bonds, ABS and other instruments. Because of Deerfield Capital’s experience in structuring and managing CDOs, we believe we have a competitive advantage in analyzing investment opportunities in CDOs. To avoid any actual or perceived conflicts of interest with Deerfield Capital, we will not invest in any CDO structured or co-structured by Deerfield Capital, other than those structured or co-structured on our behalf.

          In general, CDOs are issued by special purpose vehicles that hold a portfolio of debt obligation securities. The CDO vehicle issues tranches of debt securities of different seniority, and equity to fund the purchase of the portfolio. The debt tranches are typically rated based on portfolio quality, diversification and structural subordination. The equity securities issued by the CDO vehicle are the first loss piece of the vehicle’s capital structure, but they are also generally entitled to all residual amounts available for payment after the vehicle’s obligations to the debt holders have been satisfied. Some CDO vehicles are synthetic, in which the credit risk to the collateral pool is transferred to the CDO vehicle by means of a derivative such as a total return swap.

          As of December 31, 2005, we had $2.9 million of investments in a CDO.

Our Financing Strategy

Leverage Strategy

          We use leverage in order to increase potential returns to our stockholders. We also use leverage to finance our portfolio and do not expect to aggressively speculate on changes in interest rates. However, our use of leverage may also have the effect of increasing losses when economic conditions are unfavorable. While we have identified our leverage targets for each principal investment detailed above, our investment policies require no minimum or maximum leverage and our Investment Committee will have the discretion, without the need for further approval by our board of directors, to increase the amount of leverage we incur above our targeted range for individual asset classes.

          Deerfield Capital has broad experience in using leverage to enhance portfolio returns, and we believe this experience will help us enhance our returns.

     Deerfield Capital’s leverage experience includes the following:

•

On a daily basis, Deerfield Capital uses government securities repurchase agreements to leverage the gross asset value of the hedge funds it manages. The total amount of these repurchase agreements is typically about $20 to $25 billion. Deerfield Capital maintains formal relationships with approximately 35 counterparties for the purpose of financing its portfolios through repurchase agreements.

•

The CDOs that Deerfield Capital co-structures and manages are significantly leveraged vehicles. The principal amount of the debt securities issued by the CDOs is much greater than the equity tranches, which bear the risk of first loss.

•	Deerfield Capital actively uses credit default swaps and total return swaps, which are leveraged instruments, to enhance investment returns

•

Deerfield Capital actively invests in inherently leveraged instruments, such as non-investment grade loans, whose debt obligations typically exceed by substantial amounts their equity financing. As a result, Deerfield Capital has developed rigorous methods for, and has extensive experience in, analyzing the effect of leverage upon issuers’ capital structures and their ability to meet their debt securities obligations.

•	Deerfield Capital actively trades for its hedge funds various derivative instruments that are inherently leveraged, such as interest rate swaps, swaptions, futures and futures options.

           The following is a summary of our borrowings as of December 31, 2005 (dollars in thousands):

	Repurchase Agreements	Trust Preferred Securities	Term Financing CDOs	Total

Outstanding balance	$6,768,396	$51,550	$564,000	$7,383,946
Weighted average borrowing rate	4.31%	6.29%	4.84%	4.36%
Weighted-average remaining maturity (in years)	0.083	29.85	25.85	2.26
Fair value of collateral	$6,876,645	N/A	$619,805	n/m

n/m – not meaningful

          Repurchase Agreements

          We finance certain of our RMBS through the use of repurchase agreements. These agreements allow us to borrow against RMBS we own. We sell our RMBS to a counterparty and agree to repurchase the same RMBS from the counterparty at a price equal to the original sales price plus an interest factor. These agreements are accounted for as debt, secured by the underlying assets. During the term of a repurchase agreement, we receive the principal and interest on the related RMBS and pay interest to the counterparty.

          We expect that our repurchase agreement counterparties will be commercial and investment banks with whom we will have agreements in place that cover the terms of our transactions. All our repurchase agreement counterparties will be approved by Deerfield Capital’s Risk Management Committee and will be monitored for changes in their financial condition.

          Repurchase agreements are one of the primary vehicles we use to achieve our desired amount of leverage for our RMBS. We intend to continue to maintain formal relationships with multiple counterparties for the purpose of obtaining financing on favorable terms.

          As of December 31, 2005, we had outstanding repurchase obligations under repurchase agreements with 11 counterparties totaling $6.8 billion with a weighted average borrowing rate of 4.31%.

          Warehouse Facilities

          In addition to repurchase agreements, we rely on credit facilities for capital needed to fund our other investments. These facilities, referred to as warehouse lines or warehouse facilities, are typically lines of credit from other financial institutions that we can draw from to fund our investments. Warehouse lines are typically collateralized borrowings by investors who invest in securities and loans that in turn pledge the resulting securities and loans to the warehouse lender. Third party custodians, usually large banks, typically hold the securities and loans funded with the warehouse facility borrowings, including the securities, loans, notes, mortgages and other important loan documentation, for the benefit of the lender who is deemed to own the securities and loans and, if there is a default under the warehouse line, for the benefit of the warehouse lender.

          The pool of assets in a warehouse facility typically must meet certain requirements, including term, average life, investment rating, agency rating and sector diversity requirements. There are also certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs. Failure to comply with these requirements could result in either the need to post additional collateral or cancellation of the financing facility.

          We intend to continue to maintain formal relationships with multiple counterparties for the purpose of maintaining warehouse lines on favorable terms.

          Trust Preferred Securities

          On September 29, 2005, Deerfield Triarc Capital LLC, or DTC LLC, one of our wholly-owned subsidiaries, completed the issuance and sale in a private placement of $50.0 million in aggregate principal amount of trust preferred securities issued by Deerfield Triarc Capital Trust I. DTC LLC owns 100% of the outstanding common securities of this trust. The trust preferred securities mature on October 30, 2035 and may be called at par any time after October 30, 2010. The trust preferred securities require quarterly distributions of interest by the trust to the holders of the trust preferred securities. Distributions will be payable quarterly at a floating interest rate equal to the London interbank offered rate, or LIBOR, plus 350 basis points per annum through October 30, 2035. The trust simultaneously issued 1,550 shares of the trust’s common securities to DTC LLC for a purchase price of $1.6 million, which constitutes all of the issued and outstanding common securities of the trust.

          The trust used the proceeds from the sale of the trust preferred securities together with the proceeds from the sale of the common securities to purchase $51.6 million in aggregate principal amount of unsecured junior subordinated notes due October 30, 2035 issued by DTC LLC. The net proceeds to DTC LLC from the sale of the junior subordinated notes to the trust will be used for general corporate purposes, including investments consistent with our stated investment strategy. See “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for additional details of this transaction.

          Term Financing CDOs

          We also finance certain of our assets using term financing strategies, including CDOs and other match-funded financing structures. CDOs are multiple class debt securities, or bonds, secured by pools of assets, such as mortgage-backed securities, loans and corporate debt. Like typical securitization structures, in a CDO:

•	the assets are pledged to a trustee for the benefit of the holders of the bonds;

•	one or more classes of the bonds are rated by one or more rating agencies; and

•	one or more classes of the bonds are marketed to a wide variety of fixed income investors, which enables the CDO sponsor to achieve a relatively low cost of long-term financing.

          Unlike typical securitization structures, the underlying assets may be sold, subject to certain limitations, without a corresponding pay-down of the CDO provided the proceeds are reinvested in qualifying assets. As a result, CDOs enable the collateral manager to actively manage, subject to certain limitations, the pool of assets. We believe CDO financing structures may be an appropriate financing vehicle for our targeted non-residential real estate asset classes, because they will enable us to obtain long-term cost of funds and minimize the risk that we have to refinance our liabilities prior to the maturities of our investments while giving us the flexibility to manage credit risk and, subject to certain limitations, to take advantage of profit opportunities.

          Pinetree CDO Transaction. On November 30, 2005, Pinetree issued $12.0 million of preference shares, 100% purchased by us, and $288.0 million of several classes of notes with a weighted average interest rate of the LIBOR, plus 0.547%. Pinetree held a portfolio of $245.5 million as of December 31, 2005, with a target of $300.0 million, in ABS and other assets that secures both the notes issued by Pinetree and our preference shares. The closing of the Pinetree transaction resulted in the discharging of all of our borrowings under a related warehousing agreement entered into in May 2005.

          Market Square CDO Transaction. On May 10, 2005, Market Square issued $24.0 million of preference shares, 100% purchased by us, and $276.0 million of several classes of notes with a weighted average interest rate of LIBOR plus 0.493%. Market Square held a portfolio of nearly $300.0 million primarily in bank loan investments that secures both the notes issued by Market Square and our preference shares. The closing of the Market Square transaction resulted in the discharging of all of our borrowings under a related warehousing agreement entered into in March 2005.

          Pinetree and Market Square are bankruptcy remote subsidiaries, therefore, the debt holders only have recourse to the assets of each respective entity. As of December 31, 2005, Pinetree and Market Square had long-term debt of $288.0 and $276.0 million, respectively, and assets of $303.9 million and $325.3 million, respectively.

          Total Return Swaps

          Subject to maintaining our REIT qualification, we may finance certain of our investments using total return swaps. Total return swaps allow an investor to gain exposure to an underlying loan without actually owning the loan. In these swaps, the total return (interest, fees and capital gains/losses on an underlying loan) is paid to an investor in exchange for a floating rate payment. The investor pays a fraction of the value of the total amount of the loan that is referenced in the swap as collateral posted with the swap counterparty. The total return swap, therefore, is a leveraged investment in the underlying loan.

          We generally enter into total return swaps with one, two or three year maturities. Because swap maturities may not correspond with the maturities of the assets underlying the swap, we may wish to renew many of the swaps as they mature. However, there is a limited number of providers of such swaps, and there is no assurance the initial swap providers will choose to renew the swaps, and if they do not renew we may not be able to obtain suitable replacement providers.

          As of December 31, 2005, we had not entered into any total return swaps.

Our Hedging and Interest Rate Risk Management Strategy

          We expect to utilize derivative financial instruments to hedge all or a portion of the interest rate risk associated with certain types of our borrowings. Under the federal income tax laws applicable to REITs, we generally will be able to enter into certain transactions to hedge indebtedness that we may incur, or plan to incur, to acquire or carry real estate assets, provided that our total gross income from such hedges and other non-qualifying sources must not exceed 25% of our total gross income.

          We engage in a variety of interest rate management techniques that seek to mitigate changes in interest rates or potentially other influences on the values of our assets. Because of the tax rules applicable to REITs, we may be required to implement certain of these techniques through a TRS that is fully subject to corporate income taxation. However, no assurances can be given that these investment and leverage strategies can successfully be implemented. Our interest rate management techniques may include:

•	puts and calls on securities or indices of securities;

•	Eurodollar futures contracts and options on such contracts;

•	interest rate swaps and/or swaptions; and

•	other similar transactions.

          These techniques may also be used in an attempt to protect us against declines in the market value of our assets that result from general trends in debt markets.

          We may from time to time enter into interest rate swap agreements to offset the potential adverse effects of rising interest rates on our short-term repurchase agreements. Repurchase agreements generally have maturities of 30 to 90 days and the weighted average life of the RMBS we own is generally longer. The difference in maturities, in addition to reset dates and reference indices, creates interest rate risk. The interest rate swap agreements have historically been structured such that we receive payments based on a variable interest rate and make payments based on a fixed interest rate. The variable interest rate on which payments are received is calculated based on various reset mechanisms for LIBOR. The repurchase agreements generally have maturities of 30 to 90 days and carry interest rates that correspond to LIBOR rates for those same periods. The swap agreements effectively fix our borrowing cost for the term of the swap agreement.

          Interest rate management techniques do not eliminate risk but seek to mitigate interest rate risk. For example, if both long-term and short-term interest rates were to increase significantly, it could be expected that:

•	the weighted average life of the MBS would be extended because prepayments of the underlying mortgage loans would decrease; and

•	the market value of any fixed rate MBS would decline as long-term interest rates increased.

          As of December 31, 2005, we had hedged a portion of the liabilities related to our mortgage portfolio by entering into a combination of swaps with maturities ranging 2 to 10 years. The total notional value of such swaps was $5.2 billion.

Policies with Respect to Certain Other Activities

          If our board of directors determines that additional funding is required, we may raise such funds through additional offerings of equity or debt securities or the retention of cash flow (subject to provisions in the Internal Revenue Code concerning distribution requirements and the taxability of undistributed REIT taxable income) or a combination of these methods. In the event that our board of directors determines to raise additional equity capital, it has the authority, without stockholder approval, to issue additional common stock or preferred stock in any manner and on such terms and for such consideration as it deems appropriate, at any time.

          We have not in the past but may in the future offer equity or debt securities in exchange for property and to repurchase or otherwise reacquire our shares and may engage in such activities in the future.

          We have in the past and may in the future, subject to gross income and asset tests necessary for REIT qualification, invest in securities of other REITs, other entities engaged in real estate activities or securities of other issuers. We have not made in the past but may in the future make such investments for the purpose of exercising control over such entities.

          We engage in the purchase and sale of investments. We have in the past and may in the future make loans to third parties in the ordinary course of business for investment purposes. We will not underwrite the securities of other issuers.

          We have furnished and intend to continue to furnish our stockholders with annual reports containing consolidated financial statements audited by our independent certified public accountants and with quarterly reports containing unaudited consolidated financial statements for each of the first three quarters of each fiscal year.

          Our board of directors may change any of these policies without prior notice to you or a vote of our stockholders.

Competition

          Our net income depends, in large part, on our ability to acquire assets at favorable spreads over our borrowing costs. In acquiring real estate related assets, we compete with other mortgage REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, other lenders, governmental bodies and other entities. In addition, there are numerous mortgage REITs with similar asset acquisition objectives, and others may be organized in the future. The effect of the existence of additional REITs may be to increase competition for the available supply of assets suitable for purchase. Many of our competitors are significantly larger than us, have access to greater capital and other resources and may have other advantages over us. In addition to existing companies, other companies may be organized for similar purposes, including companies organized as REITs focused on purchasing mortgage assets. A proliferation of such companies may increase the competition for equity capital and thereby adversely affect the market price of our common stock. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us.

          We have had and expect to continue to have access to Deerfield Capital’s and Triarc’s professionals and their industry expertise, which we believe will provide us with a competitive advantage and help us assess investment risks and determine appropriate pricing for certain potential investments. In addition, we expect that these relationships will enable us to become aware of, and compete more effectively for, financing opportunities with attractive companies in the industries in which we seek to invest. For additional information concerning the competitive risks we face, see “Part I – Item 1A. – Risk Factors -We operate in a highly competitive market for investment opportunities.”

Staffing

          We do not have any employees. We are managed by Deerfield Capital pursuant to the management agreement between Deerfield Capital and us. All of our executive officers are employees of Deerfield Capital or one or more of its affiliates. With the exception of our chief financial officer, our executive officers are not exclusively dedicated to our operations.

Management Agreement

          We have entered into a management agreement with Deerfield Capital that provides for the day-to-day management of our operations. The management agreement requires Deerfield Capital to manage our business affairs in conformity with the policies and the investment guidelines that are approved and monitored by our board of directors. Deerfield Capital’s role as manager is under the supervision and direction of our board of directors.

          The initial term of the management agreement expires on December 31, 2007 and will be automatically renewed for a one year term each anniversary date thereafter. After the initial term, our independent directors will review Deerfield Capital’s performance annually and the management agreement may be terminated annually upon the affirmative vote of at least two-thirds of our independent directors, or by the affirmative vote of the holders of at least a majority of the outstanding shares of our common stock, based upon unsatisfactory performance that is materially detrimental to us or a determination that the management fees payable to Deerfield Capital are not fair. Deerfield Capital has the right to prevent such a compensation termination by accepting a mutually acceptable reduction of management fees that at least two-thirds of our independent directors determines to be fair. Deerfield Capital will be provided 45 days’ prior notice of any such termination and will be paid a termination fee equal to the amount of two times the sum of the average annual base management fee and the average annual incentive fee earned by Deerfield Capital during the two 12-month periods immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination. We may also terminate the management agreement with 30 days prior written notice from our board of directors, without payment of a termination fee, for cause. Cause is defined as:

•	Deerfield Capital’s continued material breach of any provision of the management agreement following a period of 30 days after written notice thereof;

•	Deerfield Capital’s fraud, misappropriation of funds, or embezzlement against us;

•	Deerfield Capital’s gross negligence of duties under the management agreement;

•

the occurrence of certain events with respect to the bankruptcy or insolvency of Deerfield Capital, including an order for relief in an involuntary bankruptcy case or Deerfield Capital authorizing or filing a voluntary bankruptcy petition;

•	the dissolution of Deerfield Capital; and

•	a change of control (as defined in the management agreement) of Deerfield Capital.

          Cause does not include unsatisfactory performance that is materially detrimental to our business.

          Deerfield Capital is entitled to receive a base management fee, incentive fee, reimbursement of certain expenses and, in certain circumstances, a termination fee as described in the management agreement. The following table summarizes the fees payable to Deerfield Capital pursuant to the management agreement:

Fee	Summary Description

Base Management Fee

Payable monthly in arrears in an amount equal to 1/12 of our equity (as defined in the management agreement) times 1.75%. Deerfield Capital uses the proceeds from its management fee in part to pay compensation to its officers and employees who, notwithstanding that certain of them also are our officers, receive no cash compensation directly from us.

Incentive Fee

Payable quarterly in an amount equal to the product of: (a) 25% of the dollar amount by which (i) our net income (determined in accordance with GAAP) and before non-cash equity compensation expense and before incentive fees, for the quarter per common share (based on the weighted average number of common shares outstanding for the quarter) exceeds (ii) an amount equal to (A) the weighted average of the price per share of the common shares in the December 2004 private offering and our June 2005 initial public offering, and the price per common share in any subsequent offerings by us, in each case at the time of issuance thereof, multiplied by (B) the greater of (1) 2.00% and (2) 0.50% plus one-fourth of the Ten Year Treasury Rate for such quarter, multiplied by (b) the weighted average number of common shares outstanding during the quarter; provided, that the foregoing calculation of incentive fees shall be adjusted to exclude one-time events pursuant to changes in GAAP, as well as non-cash charges after discussion between Deerfield Capital and our independent directors and approval by a majority of our independent directors in the case of non-cash charges.

Termination Fee

Payable upon termination without cause or non-renewal of the management agreement in an amount equal to two times the sum of the average annual base management fee and the average annual incentive fees earned by Deerfield Capital during the two 12-month periods immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination.

          For the year ended December 31, 2005, Deerfield Capital had earned base management fees of $9.9 million, amortization of restricted stock and option grants of $3.8 million, incentive fees of $1.3 million and expense reimbursements of $0.5 million.

Deerfield Capital Portfolio Management and Infrastructure Resources

          Deerfield Capital has portfolio management resources for each of our targeted asset classes and infrastructure supporting those resources. Deerfield Capital’s portfolio management resources and infrastructure are scalable to service our company’s activities.

          Deerfield Capital’s portfolio management operation is divided into five teams of experienced portfolio managers and investment analysts, with each team focusing on a particular asset class or classes. Each team is headed by a team director and reports to Deerfield Capital’s Chief Investment Officer, Jonathan W. Trutter, who reports to Deerfield Capital’s Chairman and Chief Executive Officer (and founder), Gregory H. Sachs, and President, Scott A. Roberts. Each team is monitored by Deerfield Capital’s Risk

Management Group, and has full access to Deerfield Capital’s other portfolio management resources, including Deerfield Capital’s operations, accounting, systems, and legal/compliance groups, as well as Deerfield Capital’s proprietary in-house trade processing systems (DARTS). Deerfield Capital’s investment professionals perform services for other Deerfield Capital accounts in addition to performing services for our account.

          Deerfield Capital traditionally makes its buy, sell and hold decisions for each asset type by developing a consensus among the members of the relevant team. Each team meets at least weekly to review trends and developments in its asset classes and make specific portfolio decisions. Deerfield Capital believes that this approach promotes decision-making discipline, reduces the reliance on any one individual, and brings more information flow to bear on particular securities and industries. In addition to the frequent meetings of each team, Deerfield Capital also conducts a weekly all-team meeting, at which teams share market insights and information with each other, thus further enhancing information flows.

          Portfolio Management Infrastructure

          We benefit from Deerfield Capital’s extensive portfolio management infrastructure. We believe that successful portfolio management, particularly of complex vehicles such as a REIT, requires a robust infrastructure, and Deerfield Capital has made a major investment in risk management, operations, and other resources that directly support its portfolio teams. For control purposes, these systems (other than trading desk assistants) are completely separate from portfolio management functions.

          Risk Management

          Risk management is a cornerstone of Deerfield Capital’s portfolio management system and we believe these risk management capabilities distinguish us from many of our competitors. Through our management agreement with Deerfield Capital, we benefit from Deerfield Capital’s comprehensive risk management program, which addresses not only the risks of portfolio loss, such as risks relating to price volatility, position sizing and leverage, but also the operational risks that can have major adverse impacts on investment programs. Operational risks include execution of transactions, clearing of transactions, recording of transactions, position monitoring, supervision of traders, portfolio valuation, counterparty credit and approval, custodian relationships, trader authorization, accounting and regulatory.

          Deerfield Capital’s risk management operation is headed by Deerfield Capital’s Chief Risk Officer, who reports directly to Deerfield Capital’s Chief Executive Officer. Another important risk control at Deerfield Capital is its Risk Management Committee, which sets policy for the Risk Management Group to carry out and monitor and has a diverse membership of senior Deerfield Capital management, consisting of the Chief Financial Officer, General Counsel/Chief Compliance Officer, the Chief Risk Officer, the Chief Investment Officer and the Managing Director for Portfolio Management.

          Deerfield Capital’s risk management system includes a proprietary in-house trade processing system, or DARTS. DARTS provides real time and batch reporting to all departments within Deerfield Capital, including the trade desks, operations, credit and accounting, and we believe that it is scalable for our use.

          In addition to reviewing daily and monthly operations, Deerfield Capital’s risk management team formulates policies to identify risk, prepares risk management reports and makes recommendations to Deerfield Capital’s senior management.

          Deerfield Capital’s systems are backed up nightly, with tapes taken offsite and stored with a third-party provider. Deerfield Capital’s disaster recovery plan generally allows for a complete return of operations within 24 hours. The plan includes access to an offsite facility and daily offsite storage of systems data with automatic systems backup. Deerfield Capital also has access to an alternative regional disaster center. The disaster recovery plan is updated periodically and lists the processes required to allow for full systems recovery.

          Investment Sourcing

          Investing in our targeted asset classes is highly competitive, and Deerfield Capital competes with many other investment managers for profitable investment opportunities in these areas. Accordingly, we believe our ability to identify (source) such opportunities is very important to our success, and distinguishes us from many REITs with a similar focus to ours. We think that the combined and complementary strengths of Deerfield Capital and Triarc in this regard give us a competitive advantage over such REITs.

          Deerfield Capital currently sources many of our investments through its close relationships with a large and diverse group of financial intermediaries, ranging from financial sponsors and major investment banks to specialty dealers and brokerage firms. On a combined basis, these firms extensively cover our targeted asset classes. Deerfield Capital also capitalizes on its many relationships in the financial community through its management of 23 CDOs, which Deerfield Capital co-structures with investment and commercial banks and then continues to manage. Deerfield Capital also sources many investments from traditional sources, using proprietary deal screening procedures and credit analytics.

          Triarc sources potential transactions through its position in the financial community as a potential acquiror and as a provider of different types of equity and debt financing to a wide variety of companies, and through the relationships that its principals Nelson Peltz and Peter W. May have developed in their more than 30 years of involvement in new and existing enterprises.

          Investment Process

          We believe our investment process benefits from the resources and professionals of Deerfield Capital and Triarc. Our investment process includes sourcing and screening of investment opportunities, credit analysis and due diligence, and investment structuring, as appropriate, to seek an attractive return commensurate with the risk we are bearing. We also screen and monitor all potential investments to determine their impact on maintaining our REIT qualification and our exemption under the 1940 Act. Our investment process generally includes several levels of review prior to approval of an investment by the investment team. Generally speaking, our investment process includes some or all of the following stages and tasks:

Stages	Tasks

First screen	•	Impact on REIT status and 1940 Act exemption.
	•	Consider whether issuer is in an attractive business.
	•	Consider whether issue is in an attractive industry.
	•	Consider whether structure is acceptable.
	•	Consider whether pricing is acceptable.

Initial review	•	Review investment offering materials.
	•	Participate in lenders meeting.

Preliminary consultation	•	Consider appropriateness for specific asset class.

Detailed work	•	Run financial model and perform stress testing.
	•	Perform industry analysis.
	•	Perform background checks.
	•	Perform relative value analysis.
	•	Develop credit report.

Investment Team Meeting	•	Discuss investment.
	•	Form consensus.
	•	Determine commitment amount.

Legal review	•	Review of legal agreements by counsel.
	•	Consider ability to pledge investment.
	•	Consider tax issues.

          Credit Analysis and Structuring

          We benefit from Deerfield Capital’s experience in credit analysis and investment structuring. The credit analysis process is driven by extensive research that focuses on five key areas, where applicable, as depicted in the table that follows.

Collateral Analysis	Default rates, recoveries, finance ability, liquidity, issuer.

Servicer Analysis	Track record, balance sheet support, access to capital, etc.

Structural Analysis	Position in capital structure, covenant protection, board representation, etc.

Sector Analysis	Cyclicality and macro trends, market conditions, demographics, value chain ratings stability, etc.

Borrower/Company/ Management Evaluation	Industry position, competitive analysis, size, diversification, cost structure, financial condition, etc.

          Deerfield Capital is responsible for conducting business due diligence with respect to any proposed investment. Legal and accounting due diligence will generally be overseen by Deerfield Capital and may be conducted by outside counsel and accountants.

          When conducting due diligence, Deerfield Capital evaluates a number of important business considerations, as well as relevant tax, accounting, environmental and legal issues in determining whether to proceed with an investment. Deerfield Capital’s objective is to identify attractive risk/reward opportunities based upon the facts and circumstances surrounding each investment. In addition, there may be times where we will also benefit from Triarc conducting due diligence prior to referring a transaction opportunity to us. Throughout the credit analysis, due diligence and structuring process, all information will be presented to our Investment Committee and a decision on whether to proceed will be made.

          The table below presents the default rate on the non-mortgage loans held by all CDOs managed by Deerfield Capital for the period April 2000 (when Deerfield Capital began managing these assets, some of which were in pre-existing structures) through December 31, 2005. Because some of these CDOs began investment operations before April 2000, Deerfield Capital was not involved in the initial analysis of the credit associated with those loans that were purchased by the CDOs before April 2000. Since April 2000, Deerfield Capital has performed comprehensive credit analysis on all of the loans in the CDOs. The loans held by the CDOs managed by Deerfield Capital have characteristics that are similar in nature to the loans that we hold. Virtually all of these loans were below investment grade at the time of purchase. Deerfield Capital defines a default as an unapproved missed interest or principal payment. Past default rates may not be indicative of future default rates and actual and future default rates could vary significantly from those presented in the table below.

	2000	2001	2002	2003	2004(1)	2005

Manager default rate	0.3%	0.6%	1.2%	0.5%	0.0%	0.2%

(1)	There were no defaults with respect to any loans held by the CDOs managed by Deerfield Capital for the year ended December 31, 2004.

          There were no defaults during 2005 and 2004 of loans held by the Company.

          Conflicts of Interest

          We are entirely dependent upon Deerfield Capital for our day-to-day management and do not have any independent officers. Our chairman, chief executive officer, president, chief financial officer and general counsel also serve as employees, officers and/or directors of Deerfield Capital and/or Triarc. In addition, certain of our other directors and all of the members of our Investment Committee are directors and/or officers of Deerfield, Deerfield Capital and/or Triarc. As a result, our management agreement with Deerfield Capital was negotiated between related parties and its terms, including fees payable, may not be as favorable to us as if it had been negotiated at arm’s length with an unaffiliated third party.

          Deerfield Capital has discretionary investment authority over accounts that have overlapping investment objectives and may compete with us for investment opportunities. Subject to required independent director approval, Deerfield Capital may invest our assets in entities in which Deerfield Capital has a financial interest or that Deerfield Capital manages. Deerfield Capital has a conflict-resolution system in place so that our company may share equitably with other Deerfield Capital client accounts in all investment opportunities particularly those involving a security with limited supply that may be suitable for our account and such other accounts. This system also includes other controls designed to prevent any client account receiving favorable treatment over any other client account. On May 10, 2005, we purchased substantially all of the equity interest, issued as preference shares, of Market Square, for $24.0 million. Deerfield Capital serves as the collateral manager for Market Square and has the right to select the loans purchased by Market Square. We have reimbursed Deerfield Capital for certain expenses associated with structuring Market Square in the amount of approximately $0.1 million and will reimburse Deerfield Capital in the future for certain additional expenses it incurs in connection with managing Market Square. Deerfield Capital does not receive any fee for managing Market Square. On November 30, 2005, we purchased all of the equity interests of another CDO, Pinetree, for $12.0 million. Deerfield Capital serves as the collateral manager for Pinetree and has the right to select the ABS purchased by Pinetree. We have reimbursed Deerfield Capital for certain expenses in the amount of $0.1 million associated with structuring Pinetree and will reimburse Deerfield Capital in the future for certain additional expenses it incurs in connection with managing Pinetree. Deerfield Capital does not receive any fee for managing Pinetree.

          The ability of Deerfield Capital and its officers and employees to engage in other business activities may reduce the time Deerfield Capital spends managing us.

          To date, we have not invested in any affiliates of Deerfield, Deerfield Capital or Triarc, nor have we invested in any investment funds or accounts managed by Deerfield Capital (other than Market Square and Pinetree, as described above). While we do not currently contemplate entering into any investment opportunity in which Deerfield Capital, Deerfield or Triarc has an interest, we may enter into such transactions in the future.

          We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary interest in any investment to be acquired or disposed of by us or any of our subsidiaries or in any transaction to which we or any of our subsidiaries is a party or has an interest. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. However, our code of business conduct and ethics contains a conflicts of interest policy that prohibits our directors, officers and employees, as well as employees of Deerfield Capital who provide services to us, from engaging in any transaction that involves an actual or apparent conflict of interest with us. In addition, nothing in the management agreement will (i) prevent Deerfield Capital or any of its affiliates, officers, directors or employees from engaging in other businesses or from rendering services of any kind to any person including, without limitation, investing in or rendering advisory services to others investing in any type of conduit CMBS or other mortgage loans, whether or not the investment objectives or policies of any other such person are similar to ours, or (ii) in any way bind or restrict Deerfield Capital or any of its affiliates, officers, directors or employees from buying, selling or trading any securities or commodities for their own accounts or for the accounts of others for whom Deerfield Capital or any of its affiliates, officers, directors or employees may be acting.

          The management compensation structure that we have agreed to with Deerfield Capital may cause Deerfield Capital to invest in high risk investments. Investments with higher yield potential are generally riskier or more speculative. The compensation we pay Deerfield Capital consists of both a base management fee that is not tied to our performance and an incentive management fee that is based entirely on our performance. The risk of the base management fee component is that it may not sufficiently incent Deerfield Capital to generate attractive risk-adjusted returns for us. The risk of the incentive fee component is that it may cause Deerfield Capital to place undue emphasis on the maximization of net income at the expense of other criteria, such as preservation of capital, in order to achieve a higher incentive fee. This could result in increased risk to the value of our invested portfolio. Subject to certain limitations, Deerfield Capital will receive at least 15% of its incentive fee in the form of shares of our common stock, and, at Deerfield Capital’s option, may receive up to 100% of its incentive fee in the form of shares of our common stock. Deerfield Capital has the right in its discretion to allocate these shares to its officers, employees and other individuals who provide services to it. However, Deerfield Capital will not make any allocation of these shares prior to the first anniversary of the grant date. Any such shares received would have the benefit of registration rights.

          Termination of the management agreement with Deerfield Capital without cause is difficult and costly. For a complete discussion of termination of the management agreement with Deerfield Capital see the discussion earlier in this Item under the heading “Management Agreement.” The termination provisions may increase the effective cost to us of terminating the management agreement, thereby adversely affecting our ability to terminate Deerfield Capital without cause.

          Deerfield Capital is authorized to follow very broad investment guidelines in managing our portfolio. Our directors periodically review our investment guidelines and our investment portfolio. However, our board of directors will not review all of our proposed investments but will review our portfolio at least quarterly and will review our investment strategy and policies at least annually. In addition, in conducting periodic reviews, the directors rely primarily on information provided to them by Deerfield Capital. Furthermore, Deerfield Capital may use complex strategies and transactions entered into by Deerfield Capital may be difficult or impossible to unwind by the time they are reviewed by the directors. Deerfield Capital has great latitude within our broad investment guidelines in determining the types of assets it may decide are proper investments for us. Poor investment decisions could have a material adverse effect on our ability to make distributions to our shareholders.

          Pursuant to the management agreement, Deerfield Capital will not assume any responsibility other than to render the services called for thereunder and will not be responsible for any action of our board of directors in following or declining to follow its advice or recommendations. Deerfield Capital, its directors, officers, managers and employees will not be liable to us, any subsidiary of ours, our directors, our stockholders or any subsidiary’s stockholders or partners for acts or omissions performed in accordance with and pursuant to the management agreement, except by reason of acts constituting bad faith, willful misconduct, gross negligence, or reckless disregard of their duties under the management agreement. We have agreed to indemnify Deerfield Capital, its directors and its officers with respect to all expenses, losses, damages, liabilities, demands, charges and claims arising from acts of Deerfield Capital not constituting bad faith, willful misconduct, gross negligence, or reckless disregard of duties, performed in good faith in accordance with and pursuant to the management agreement. Deerfield Capital has agreed to indemnify us, our directors and officers with respect to all expenses, losses, damages, liabilities, demands, charges and claims arising from acts of Deerfield Capital constituting bad faith, willful misconduct, gross negligence or reckless disregard of its duties under the management agreement or any claims by Deerfield Capital’s employees relating to the terms and conditions of their employment by Deerfield Capital.

          Either we or Deerfield Capital may request that Deerfield Capital enter into a management agreement with Deerfield Triarc TRS Holdings, Inc. for the purpose of providing management services with respect to our different lines of business. Deerfield Capital may enter into a separate management agreement with Deerfield Triarc TRS Holdings, Inc. so long as the aggregate compensation paid to Deerfield Capital by us and our TRSs does not exceed the aggregate compensation payable under our management agreement.

          Resolution of Potential Conflicts of Interest in Allocation of Investment Opportunities

          Deerfield Capital offers us the right to participate in, and considers for inclusion in our portfolio, all investment opportunities that it determines are appropriate for us in view of our investment objectives, policies and strategies, and other relevant factors, subject to the exception that, in accordance with Deerfield Capital’s conflict of interests policy (described below), we might not participate fully in each such opportunity but will on an overall basis equitably participate with Deerfield Capital’s other clients in all such opportunities.

          Deerfield Capital has managed accounts with similar or overlapping investment strategies and has a conflict-resolution system in place so that we may share equitably with other Deerfield Capital client accounts in all investment opportunities particularly those involving a security with limited supply that may be suitable for us and such other client accounts. This system also includes other controls designed to prevent any client account receiving favorable treatment.

          Deerfield Capital’s Risk Management Group and Legal and Compliance Departments designed and oversee its conflict-resolution system, and Deerfield Capital’s Internal Audit Group regularly tests the procedural aspects of the program. The program places particular emphasis on the equitable allocation of scarce investment opportunities situations where Deerfield Capital is unable to obtain the full amount of the securities that it wishes to purchase for the relevant client accounts, such as newly-issued debt instruments.

          In these situations, Deerfield Capital’s policy is to first determine and document the amount of the security it wishes to purchase for each of the participating accounts, based on the size and objectives of the accounts and other relevant factors. Deerfield Capital then places an order for the total of these amounts. If Deerfield Capital is able to obtain only partial execution of the order, its policy calls for the allocation of the purchased securities in the same proportion that it would have allocated a full execution of the order. The policy permits departure from such proportional allocation only if the allocation would result in an inefficiently small amount of the security being purchased for an account. In that case, the policy provides for a rotational protocol of allocating subsequent partial executions so that, on an overall basis, each account is treated equitably.

          Other conflict-resolution policies of Deerfield Capital that apply to the management of our company include controls for:

•

Split price executions - situations where Deerfield Capital places an order for multiple clients and the order is executed at different prices. Deerfield Capital’s policy is that the executions are to be allocated to the participating accounts so that each account receives the same average price.

•

Cross trades - trades where Deerfield Capital places an order for a client account to buy (or sell) a particular security and places a simultaneous or virtually simultaneous order for another client account to sell (or buy) the same security. In such case, the pair of transactions must be approved by the Chief Investment Officer and Chief Compliance Officer and executed at a competitive price.

•

Principal trades - Deerfield Capital has a strict policy prohibiting transactions between client accounts and any proprietary account of Deerfield Capital or its principals or affiliates, unless special circumstances warrant and the transaction is approved by Deerfield Capital’s Chief Investment Officer and Chief Compliance Officer, and is executed at a price that is fair to the non-proprietary account. If Deerfield Capital proposed a transaction between a proprietary account and our account, it would be required to obtain the prior approval of a majority of our independent directors.

•	Investment in other Deerfield Capital vehicles - we will not invest in any CDO or other investment fund managed by Deerfield Capital, other than those structured or co-structured on our behalf.

Our Distribution Policy

          Federal income tax law requires that a REIT distribute annually at least 90% of its REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gain. Up to 20% of the value of a REIT’s assets may consist of investments in the securities of one or more TRSs. A domestic TRS, such as Deerfield Triarc TRS Holdings, Inc., may retain its net income, and its earnings are subject to the 90% distribution requirement only to the extent the TRS actually distributes its earnings to the REIT. However, a foreign TRS, such as Market Square CLO Ltd., generally is deemed to distribute its earnings to the REIT on an annual basis for federal income tax purposes, regardless of whether it actually distributes its earnings.

          In connection with the REIT requirements, we intend to make regular quarterly distributions of all or substantially all of our REIT taxable income to holders of our common stock. Any future distributions we make will be at the discretion of our board of directors and will depend upon, among other things, our actual results of operations. These results and our ability to pay distributions will be affected by various factors, including the net interest and other income from our portfolio, our operating expenses and any other expenditures.

          We anticipate that our distributions generally will be taxable as ordinary income to our stockholders, although a portion of the distributions may constitute a return of capital. To the extent that we decide to make distributions in excess of our current and accumulated earnings and profits for federal income tax purposes, such distributions would generally be considered a return of capital for federal income tax purposes. We will furnish annually to each of our stockholders a statement setting forth distributions paid during the preceding year and their characterization as ordinary income, return of capital, qualified dividend income or capital gain.

Income as computed for purposes of the foregoing tax rules will not necessarily correspond to our income as determined for financial reporting purposes.

          The following is a summary of our dividend distributions, in thousands, except per share amounts:

Declaration Date	Record Date	Payment Date	Per Share Dividend	Dividend Payment

03/31/05	03/24/05	04/29/05	$0.225	$6,149
06/14/05	06/22/05	07/15/05	0.350	9,569
10/26/05	11/07/05	11/21/05	0.300	15,498
12/20/05	12/30/05	01/30/06	0.350	18,081

		Total	$1.225	$49,297

          As of December 31, 2005, we have declared $3.4 million of dividends in excess of our net income, determined in accordance with accounting principles generally accepted in the United States of America. We cannot assure you that we will have sufficient cash available for future quarterly distributions at this level, or at all.

Restrictions on Ownership of Our Common Stock

          In order to assist us in complying with the limitations on the concentration of ownership of REIT shares imposed by the Internal Revenue Code, our charter generally prohibits any stockholder from beneficially or constructively owning, after applying certain attribution rules under the Internal Revenue Code, more than 4.1% in value or in number of shares, whichever is more restrictive, of any class or series of our capital stock, other than Ross Financial Corporation, which was initially permitted to own no more than 32.46% in value or in number of shares, whichever is more restrictive, of our common stock, and William & Claire Dart Foundation (formerly W.A. Dart Foundation), which is under common control with Ross Financial Corporation and was initially permitted to own no more than 5.05% in value or in number of shares, whichever is more restrictive, of our common stock. Our board of directors may, in its sole discretion, waive the 4.1% ownership limit with respect to a particular stockholder if it is presented with evidence satisfactory to it that such ownership will not then or in the future jeopardize our qualification as a REIT. Our board of directors waived the 4.1% limit with respect to Triarc and its affiliates (including its indirect subsidiary and our manager, Deerfield Capital) and Deutsche Bank AG. The special ownership limits for Ross Financial Corporation and William & Claire Dart Foundation and the ownership limit waiver for Deutsche Bank AG were granted to facilitate the closing of our December 2004 private offering. We granted the ownership limit waiver to Triarc and its affiliates so we could provide incentive fees to Deerfield Capital in the form of restricted stock and stock options and could compensate Deerfield Capital under the management agreement with common stock without causing Triarc and its affiliates to violate the 4.1% ownership limit. Our board has the discretion to decrease the ownership limits for Ross Financial Corporation and William & Claire Dart Foundation and to increase the ownership limits for our other investors if Ross Financial Corporation or William & Claire Dart Foundation own less than a specified percentage of our common stock. Since Ross Financial Corporation and William & Claire Dart Foundation owned less than the specified percentage following our June 2005 initial public offering, our board decreased the ownership limit for Ross Financial Corporation to 18.50% and increased the ownership limit for our other stockholders (including William & Claire Dart Foundation) to 7.7%. Our charter also prohibits any person from:

•

beneficially or constructively owning shares of our capital stock that would result in our being closely held under Section 856(h) of the Internal Revenue Code or otherwise cause us to fail to qualify as a REIT; and

•	transferring shares of our capital stock if such transfer would result in our capital stock being owned by fewer than 100 persons.

          Our charter provides that any ownership or purported transfer of our capital stock in violation of the foregoing restrictions will result in the shares owned or transferred in such violation being automatically transferred to a charitable trust for the benefit of a charitable beneficiary, and the purported owner or transferee acquiring no rights in such shares. If the transfer is ineffective for any reason to prevent a violation of the restriction, the transfer that would have resulted in such violation will be void ab initio.

Available Information

          Our Internet address is www.deerfieldtriarc.com. We make available free of charge, on or through the “SEC Filings” section of our website, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Also posted on our website, and available in print upon request to our Investor Relations Department, are the charters for our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, and our Code of Business Conduct and Ethics, which governs our directors, officers and employees. Within the time period required by the SEC and the NYSE, we will post on our website any amendment to our Code of Business Conduct and Ethics and any waiver applicable to our senior financial officers, and our executive officers or directors. In addition, information concerning purchases and sales of our equity securities by our directors and Section 16 reporting officers is posted on our website.

          Our Investor Relations Officer can be contacted at Deerfield Triarc Capital Corp., 8700 West Bryn Mawr, 12th Floor, Chicago, Illinois 60631, Attn: Investor Relations, telephone: (773) 380-6587, e-mail: rsmith@deerfieldcapital.com. Effective March 27, 2006, our principal executive offices will be located at 6250 N. River Road, 8th Floor, Rosemont, IL 60018.

ITEM 1A. RISK FACTORS

Risks Related to Our Business

We have a limited operating history and limited experience as a REIT and we may not be able to successfully operate our business or generate sufficient revenue to make or sustain dividends to stockholders.

          We were recently organized in December 2004, and have a limited operating history and limited experience operating as a REIT. We are subject to all of the business risks and uncertainties associated with any new business, including the risk that we will not achieve our investment objectives and that the value of your investment could decline substantially. Our ability to achieve attractive risk-adjusted returns is dependent on our ability both to generate sufficient cash flow to pay an attractive dividend and to achieve capital appreciation, and we cannot assure you we will do either. There can be no assurance that we will be able to generate sufficient revenue from operations to pay our operating expenses and make or sustain dividends to stockholders.

We are dependent on Deerfield Capital and may not find a suitable replacement if Deerfield Capital terminates the management agreement.

          We have no employees. Our officers are employees of Deerfield Capital. We have no separate facilities and are completely reliant on Deerfield Capital, which has significant discretion as to the implementation of our operating policies and strategies. We are subject to the risk that Deerfield Capital will terminate the management agreement and that no suitable replacement will be found to manage us. We believe that our success depends to a significant extent upon the experience of Deerfield Capital’s executive officers, whose continued service is not guaranteed. In addition, under our repurchase agreement with Credit Suisse First Boston LLC (with an aggregate amount of outstanding indebtedness of approximately $490.2 million as of December 31, 2005), it will be an event of default if Deerfield Capital ceases to be our manager. Such an event of default would cause a termination event, which would give Credit Suisse First Boston LLC the option to terminate all transactions existing with us and make any amount due by us to Credit Suisse First Boston LLC payable immediately. If Deerfield Capital terminates the management agreement, we may not be able to execute our business plan and may suffer losses, which could have a material adverse effect on our ability to make distributions to our stockholders.

Deerfield Capital has limited prior experience managing a REIT and we cannot assure you that Deerfield Capital’s past experience will be sufficient to successfully manage our business as a REIT.

          The federal income tax laws impose numerous constraints on the operations of REITs. Deerfield Capital’s limited experience in managing a portfolio of assets under these constraints may hinder its ability to achieve our investment objective. In addition, maintaining our REIT qualification limits the types of investments we are able to make. Our investors are not acquiring an interest in any of Deerfield Capital’s other managed entities or Triarc or its subsidiaries through the purchase of shares of our common stock. We can offer no assurance that Deerfield Capital will replicate its historical success or our management team’s success in its previous endeavors, and we caution you that our investment returns could be substantially lower than the returns achieved by those funds or previous endeavors.

We are dependent upon Deerfield Capital’s key personnel for our success.

          We depend on the diligence, skill and network of business contacts of the senior management of Deerfield Capital and, through Deerfield Capital, of Triarc. The senior management of Deerfield Capital evaluates, negotiates, structures, closes and monitors our investments. Our continued success will depend on the continued service of the senior management team of Deerfield Capital. The departure of any of the senior managers of Deerfield Capital, or of a significant number of the investment professionals or principals of Deerfield or Triarc, could have a material adverse effect on our performance. In addition, we can offer no assurance that Deerfield Capital will remain our investment manager or that we will continue to have access to Deerfield’s or Triarc’s principals and professionals or their information and deal flow.

Our base management fee is payable regardless of our performance.

          Deerfield Capital is entitled to receive a base management fee that is based on the amount of our equity (as defined in the management agreement), regardless of the performance of our portfolio. Deerfield Capital’s entitlement to substantial non-performance based compensation might reduce its incentive to devote its time and effort to seeking profitable opportunities for our portfolio. This in turn could hurt our ability to make distributions to our stockholders.

Our incentive fee may induce Deerfield Capital to make certain investments, including speculative investments.

          Deerfield Capital’s entitlement to an incentive fee may cause it to invest in high risk investments. In addition to its base management fee, Deerfield Capital is entitled to receive an incentive fee based in part upon our achievement of targeted levels of net income. In evaluating investments and other management strategies, the opportunity to earn an incentive fee based on net income may lead Deerfield Capital to place undue emphasis on the maximization of net income at the expense of other criteria, such as preservation of capital, in order to achieve higher incentive fee. Investments with higher yield potential are generally riskier or more speculative. This could result in increased risk to the value of our invested portfolio.

Deerfield Capital manages our portfolio pursuant to very broad investment guidelines and our board does not approve each investment decision made by Deerfield Capital, which may result in our making riskier investments.

          Deerfield Capital is authorized to follow very broad investment guidelines. While our directors periodically review our investment guidelines and our investment portfolio, they do not review all of our proposed investments. In addition, in conducting periodic reviews, the directors may rely primarily on information provided to them by Deerfield Capital. Furthermore, Deerfield Capital may use complex strategies, and transactions that may be difficult or impossible to unwind by the time they are reviewed by the directors. Deerfield Capital has great latitude within the broad investment guidelines in determining the types of investments it makes for us. Poor investment decisions could have a material adverse effect on our ability to make distributions to our stockholders.

We may change our investment strategy and asset allocation without stockholder consent, which may result in riskier investments.

          We have not adopted a policy as to the amounts to be invested in each of our intended investments, including securities rated below investment grade. We may change our investment strategy or asset allocation, including the percentage of assets that may be invested in each class, or in the case of securities, in a single issuer, at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier than, the investments described in this prospectus. A change in our investment strategy may increase our exposure to interest rate risk, default risk and real estate market fluctuations, all of which could adversely affect the market price of our common stock and our ability to make distributions to you. Furthermore, a change in our asset allocation could result in our making investments in instrument categories different from those described in this document.

There are conflicts of interest in our relationship with Deerfield Capital, which could result in decisions that are not in the best interests of our stockholders.

          We are entirely dependent upon Deerfield Capital for our day-to-day management and do not have any independent officers. Our chairman, chief executive officer, president, chief financial officer and general counsel also serve as employees, officers and/or directors of Deerfield Capital and/or Triarc. In addition, certain of our other directors and all of the members of our Investment Committee are directors and/or officers of Deerfield, Deerfield Capital and/or Triarc. As a result, our management agreement with Deerfield Capital was negotiated between related parties and its terms, including fees payable, may not be as favorable to us as if it had been negotiated with an unaffiliated third party.

          Termination of the management agreement with Deerfield Capital without cause is difficult and costly. The management agreement provides that it may only be terminated without cause following the initial term expiring on December 31, 2007, annually upon the affirmative vote of at least two-thirds of our independent directors, or by a vote of the holders of at least a majority of the outstanding shares of our common stock, based upon (a) unsatisfactory performance by Deerfield Capital that is materially detrimental to us or (b) a determination that the management fee payable to Deerfield Capital is not fair, subject to Deerfield Capital’s right to prevent such a termination by accepting a mutually acceptable reduction of management fees that at least two-thirds of our independent directors determine to be fair. Deerfield Capital will be provided 180 days prior notice of any such termination and will be paid a termination fee equal to the amount of two times the sum of the average annual base management fee and the average annual incentive fees earned by Deerfield Capital during the two 12-month periods immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination. These provisions may increase the effective cost to us of terminating the management agreement, thereby adversely affecting our ability to terminate Deerfield Capital without cause.

          The ability of Deerfield Capital and its officers and employees to engage in other business activities may reduce the time Deerfield Capital spends managing us.

          The management compensation structure that we have agreed to with Deerfield Capital may cause Deerfield Capital to invest in potentially higher yielding investments. Investments with higher yield potential are generally riskier or more speculative. The fees we pay Deerfield Capital consists of both a base management fee that is not tied to our performance and an incentive management fee that is based entirely on our performance. The risk of the base management fee component is that it may not sufficiently incent Deerfield Capital to generate attractive risk-adjusted returns for us. The risk of the incentive fee component is that it may cause Deerfield Capital to place undue emphasis on the maximization of net income at the expense of other criteria, such as preservation of capital, in order to achieve a higher incentive fee. This could result in increased risk to the value of our invested portfolio. Subject to certain limitations, Deerfield Capital will receive at least 15% of its incentive fee in the form of shares of our common stock, and, at Deerfield Capital’s option, may receive up to 100% of its incentive fee in the form of shares of our common stock. Deerfield Capital has the right in its discretion to allocate these shares to its officers, employees and other individuals who provide services to it. However, Deerfield Capital will not make any allocation of these shares prior to the first anniversary of the grant date. Any such shares received would have the benefit of registration rights.

We may compete with future investment vehicles for access to Deerfield Capital.

          There can be no assurance that Deerfield Capital will not sponsor or manage other investment vehicles in the future. If any such investment vehicles have an investment focus similar to our focus, we may be competing for access to the benefits that we expect our relationship with Deerfield Capital to provide to us.

Our investment portfolio is heavily concentrated in adjustable-rate MBS and we cannot assure you that we will be successful in achieving a more diversified portfolio.

          As of December 31, 2005, 90.4% of our investment portfolio consisted of RMBS. One of our key strategic objectives is to achieve a more diversified portfolio of investments that delivers attractive risk-adjusted returns. We cannot assure you that we will be successful in diversifying our investment portfolio and even if we are successful in diversifying our investment portfolio it is likely that approximately 80% of our fully leveraged assets will be MBS. If we are unable to achieve a more diversified portfolio, we will be particularly exposed to the investment risks that relate to investments in adjustable-rate MBS and we may suffer losses if investments in adjustable-rate MBS decline in value.

We leverage our investments and incur other indebtedness, which may adversely affect our return on our investments and may reduce cash available for distribution.

          We leverage our investments through borrowings, generally through the use of warehouse facilities, bank credit facilities, repurchase agreements, secured loans, securitizations, including the issuance of CDOs, loans to entities in which we hold, directly or indirectly, interests in pools of assets, and other borrowings. We also incur other indebtedness from time to time such as our obligations resulting from the issuance of trust preferred securities. We are not limited in the amount of leverage we may use. The percentage of leverage we have at any given time varies depending on our ability to obtain credit facilities, the lender’s and rating agencies’ estimate of the stability of our investments’ cash flow and market conditions for debt securities. Our return on investments and cash available for distribution to our stockholders may be reduced to the extent that changes in market conditions increase the cost of our financing relative to the income that can be derived from the assets acquired. Our debt service payments will reduce cash flow available for distributions to stockholders. We may not be able to meet our debt service obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to foreclosure or sale to satisfy the obligations. We leverage certain of our assets through repurchase agreements. A decrease in the value of these assets may lead to margin calls, which we will have to satisfy. We may not have the funds available to satisfy any such margin calls and may have to sell assets at a time when we might not otherwise choose to do so.

          Further, credit facility providers and other holders of our indebtedness may require us to maintain a certain amount of uninvested cash, to set aside unlevered assets sufficient to maintain a specified liquidity position which would allow us to satisfy our collateral obligations or to maintain certain minimum net worth. As a result, we may not be able to leverage our assets as fully as we would choose, which could reduce our return on assets. In the event that we are unable to meet these collateral obligations, our financial condition could deteriorate rapidly.

Our failure to manage future growth effectively may have a material adverse effect on our financial condition and results of operations.

          Our ability to achieve our investment objective depends on our ability to grow, which depends, in turn, on the senior management team of Deerfield Capital and its ability to identify and invest in securities that meet our investment criteria as well as on our access to financing on acceptable terms. Our ability to grow is also dependent upon Deerfield Capital’s ability to successfully hire, train, supervise and manage new employees. We may not be able to manage growth effectively or to achieve growth at all. Any failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.

          When we obtain financing, lenders could impose restrictions on us that would affect our ability to incur additional debt, our capability to make distributions to stockholders and our flexibility to determine our operating policies. Loan documents we execute might contain negative covenants that may limit, among other things, our ability to repurchase stock, distribute more than a certain amount of our funds from operations, and employ leverage beyond certain amounts.

We operate in a highly competitive market for investment opportunities.

          A number of entities compete with us to make the types of investments that we plan to make. We compete with other REITs, public and private funds, commercial and investment banks and commercial finance companies. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. Several other REITs have recently raised significant amounts of capital, and may have investment objectives that overlap with ours, which may create competition for investment opportunities. Some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we can offer no assurance that we will be able to identify and make investments that are consistent with our investment objective.

Failure to procure adequate capital and funding would adversely affect our results and may, in turn, negatively affect the market price of shares of our common stock and our ability to distribute dividends.

          We depend upon the availability of adequate funding and capital for our operations. As a REIT, we are required to distribute annually at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gain, to our stockholders and are therefore not able to retain significant amounts of our earnings for new investments. However, Deerfield Triarc TRS Holdings, Inc., one of our TRSs, is able to retain earnings for investment in new capital, subject to the REIT requirements which place a limitation on the relative value of TRS stock and securities owned by a REIT. The failure to secure acceptable financing could reduce our taxable income, as our investments would no longer generate the same level of net interest income due to the lack of funding or increase in funding costs. A reduction in our net income would have an adverse effect on our liquidity and our ability to make distributions to our stockholders. We cannot assure you that any, or sufficient, funding or capital will be available to us in the future on terms that are acceptable to us. Therefore, in the event that we cannot obtain sufficient funding on acceptable terms, there may be a negative impact on the market price of our common stock and our ability to make distributions.

If we issue senior securities we will be subject to additional restrictive covenants and limitations on our operating flexibility, which could adversely affect our ability to make distributions.

          If we decide to issue senior securities in the future, it is likely that they will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Holders of senior securities may be granted specific rights, including but not limited to: the right to hold a perfected security interest in certain of our assets, the right to accelerate payments due under the indenture, rights to restrict dividend payments, and rights to require approval to sell assets. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock. We, and indirectly our stockholders, will bear the cost of issuing and servicing such securities.

We may not be able to successfully complete securitization transactions.

          In addition to issuing senior securities to raise capital as described above, we may, to the extent consistent with the REIT requirements, seek to securitize certain of our portfolio investments to generate cash for funding new investments. This would involve creating a special-purpose vehicle, contributing a pool of our assets to the entity, and selling interests in the entity on a non-recourse basis to purchasers (who we would expect to be willing to accept a lower interest rate to invest in investment grade loan pools). We would retain a portion of the equity in the securitized pool of portfolio investments. We will initially finance our investments with relatively short-term credit facilities. We may use these short-term facilities to finance the acquisition of securities until a sufficient quantity of securities is accumulated, at which time we intend to refinance these facilities through a securitization, such as a CDO issuance, or other financing. As a result, we are subject to the risk that we may not be able to acquire, during the period that our short-term facilities are available, a sufficient amount of eligible securities to maximize the efficiency of a CDO issuance. We also bear the risk that we may not be able to obtain short-term credit facilities or may not be able to renew any short-term credit facilities after they expire should we find it necessary to extend our short-term credit facilities to allow more time to seek and acquire the necessary eligible securities for a long-term financing. The inability to renew our short-term credit facilities may require us to seek more costly financing for our investments or to liquidate assets. In addition, conditions in the capital markets may make the issuance of a CDO impractical when we do have a sufficient pool of collateral. The inability to securitize our portfolio could hurt our performance and ability to grow our business. At the same time, the securitization of our portfolio investments might expose us to losses, as the residual portfolio investments in which we do not sell interests will tend to be riskier and more likely to generate losses.

The use of CDO financings with over-collateralization requirements may have a negative impact on our cash flow.

          We expect that the terms of CDOs we may issue will generally provide that the principal amount of assets must exceed the principal balance of the related bonds by a certain amount, commonly referred to as over-collateralization. We anticipate that the CDO terms will provide that, if certain delinquencies and/or losses exceed specified levels, which we will establish based on the analysis by the rating agencies (or any financial guaranty insurer) of the characteristics of the assets collateralizing the bonds, our ability to receive net income from assets collateralizing the obligations will be restricted. We cannot assure you that the over-collateralization tests will be satisfied. In advance of completing negotiations with the rating agencies or other key transaction parties on our future CDO financings, we cannot assure you of the actual terms of the CDO, over-collateralization terms, cash flow release mechanisms or other significant factors regarding the calculation of net income to us. Failure to obtain favorable terms with regard to these matters may materially and adversely affect the availability of net income to us. If our assets fail to perform as anticipated, our over-collateralization or other credit enhancement expense associated with our CDO financings will increase.

An increase in our borrowing costs relative to the interest we receive on our assets may adversely affect our profitability, and thus our cash available for distribution to our stockholders.

          As our repurchase agreements and other short-term borrowings mature, we will be required either to enter into new borrowings or to sell certain of our investments at times when we might otherwise not choose to do so. An increase in short-term interest rates at the time that we seek to enter into new borrowings would reduce the spread between our returns on our assets and the cost of our borrowings. This would adversely affect the returns on our assets that are subject to prepayment risk, including our MBS, which might reduce earnings and, in turn, cash available for distribution to our stockholders.

We may not be able to renew the total return swaps that we enter into, which could adversely impact our leveraging strategy.

          We may leverage certain of our investments through the use of total return swaps. We may wish to renew many of the swaps, which are for specified terms, as they mature. However, there is a limited number of providers of such swaps, and there is no assurance the initial swap providers will choose to renew the swaps, and if they do not renew that we would be able to obtain suitable replacement providers. Providers may choose not to renew our total return swaps for a number of reasons, including:

•	increases in the provider’s cost of funding;

•	insufficient volume of business with a particular provider;

•	a desire by our company to invest in a type of swap that the provider does not view as economically attractive due to changes in interest rates or other market factors; or

•	the inability of our company and a provider to agree on terms.

          Furthermore, our ability to invest in total return swaps, other than through a TRS, may be severely limited by the REIT qualification requirements because total return swaps are not qualifying assets and do not produce qualifying income for purposes of the REIT asset and income tests.

Hedging against interest rate exposure may adversely affect our earnings, which could reduce our cash available for distribution to our stockholders.

          We may pursue various hedging strategies to seek to reduce our exposure to losses from adverse changes in interest rates. Our hedging activity will vary in scope based on the level and volatility of interest rates, the type of assets held, and other changing market conditions. Interest rate hedging may fail to protect or could adversely affect us because, among other things:

•	interest rate hedging can be expensive, particularly during periods of rising and volatile interest rates;

•	available interest rate hedges may not correspond directly with the interest rate risk for which protection is sought;

•	the duration of the hedge may not match the duration of the related liability;

•	the amount of income that a REIT may earn from hedging transactions (other than through TRSs) to offset interest rate losses is limited by federal tax provisions governing REITs;

•	the credit quality of the party owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction; and

•	the party owing money in the hedging transaction may default on its obligation to pay.

          Our hedging activity may adversely affect our earnings, which could reduce our cash available for distribution to our stockholders.

Declines in the market values of our investments may adversely affect periodic reported results and credit availability, which may reduce earnings and, in turn, cash available for distribution to our stockholders.

          A substantial portion of our assets are classified for accounting purposes as available-for-sale. Changes in the market values of those assets are directly charged or credited to stockholders’ equity. As a result, a decline in values may reduce the book value of our assets. Moreover, if the decline in value of an available-for-sale security is other than temporary, such decline will reduce earnings.

          A decline in the market value of our assets may adversely affect us particularly in instances where we have borrowed money based on the market value of those assets. If the market value of those assets declines, the lender may require us to post additional collateral to support the borrowing. If we were unable to post the additional collateral, we would have to sell the assets at a time when we might not otherwise choose to do so. A reduction in credit available may reduce our earnings and, in turn, cash available for distribution to stockholders.

If we fail to achieve adequate operating cash flow, our ability to make distributions will be adversely affected.

          As a REIT, we must distribute annually at least 90% of our REIT taxable income to our stockholders, determined without regard to the deduction for dividends paid and excluding net capital gain. Our ability to make and sustain cash distributions is based on many factors, including the return on our investments, operating expense levels and certain restrictions imposed by Maryland law. Some of the factors are beyond our control and a change in any such factor could affect our ability to pay future dividends, which may also have a negative impact on our stock price. No assurance can be given as to our ability to pay distributions.

Loss of 1940 Act exclusion would adversely affect us and negatively affect the market price of shares of our common stock and the ability to distribute dividends.

          In order to be excluded from regulation under the 1940 Act, we must comply with the requirements of certain exclusions from the definition of investment company. Because we conduct our business through wholly-owned subsidiaries, we must ensure not only that we qualify for an exclusion or exemption from regulation under the 1940 Act, but also that each of our subsidiaries so qualifies.

          To ensure that our subsidiary, Deerfield Triarc Capital LLC, is not required to be regulated under the 1940 Act, we monitor its assets to ensure that at least 55% of its assets consist of qualifying real estate assets, and that at least 80% of its assets consist of real estate-related assets (including qualifying real estate assets). With respect to our other direct and indirect subsidiaries, we are careful that they do not make or propose to make a public offering of their securities, and we require that each owner of securities issued by those entities is a qualified purchaser. Finally, to ensure that Deerfield Triarc Capital Corp. itself qualifies for an exclusion from regulation under the 1940 Act, we make certain that no more than 40% of its assets, on an unconsolidated basis, excluding government securities and cash, are investment securities as defined in the 1940 Act.

          If we fail to satisfy the requirements provided in the 1940 Act to preserve our exemptions from regulation under the 1940 Act, we could be required to materially restructure our activities and to register as an investment company under the 1940 Act, which could have a material adverse effect on our operating results.

Rapid changes in the values of our MBS and other real estate related investments may make it more difficult for us to maintain our qualification as a REIT or exemption from the 1940 Act.

          If the market value or income potential of our MBS and other real estate related investments declines as a result of increased interest rates, prepayment rates or other factors, we may need to increase our real estate investments and income and/or liquidate our non-qualifying assets in order to maintain our REIT qualification or exemption from the 1940 Act. If the decline in real estate asset values and/or income occurs quickly, this may be especially difficult to accomplish. This difficulty may be exacerbated by the illiquid nature of many of our non-real estate assets. We may have to make investment decisions that we otherwise would not make absent the REIT and 1940 Act considerations.

We are highly dependent on information systems and third parties, and systems failures could significantly disrupt our business, which may, in turn, negatively affect the market price of our common stock and our ability to pay dividends.

          Our business is highly dependent on communications and information systems. Any failure or interruption of our systems could cause delays or other problems in our securities trading activities, including MBS trading activities, which could have a material adverse effect on our operating results and negatively affect the market price of our common stock and our ability to pay dividends.

Terrorist attacks and other acts of violence or war may affect the market for our common stock, the industry in which we conduct our operations and our profitability.

          Terrorist attacks may harm our results of operations and your investment. We have no assurance that there will not be further terrorist attacks against the United States or U.S. businesses. These attacks or armed conflicts may directly impact the property underlying our ABS securities or the securities markets in general. Losses resulting from these types of events are uninsurable.

          More generally, any of these events could cause consumer confidence and spending to decrease or result in increased volatility in the United States and worldwide financial markets and economy. Adverse economic conditions could harm the value of the property underlying our ABS or the securities markets in general, which could harm our operating results and revenues and may result in the volatility of the value of our securities.

Risks Related to Our Investments

We may not realize gains or income from our investments.

          We seek to generate both current income and capital appreciation. However, the securities we invest in may not appreciate in value and, in fact, may decline in value, and the debt securities we invest in may default on interest and/or principal payments. Accordingly, we may not be able to realize gains or income from our investments. Any gains that we do realize may not be sufficient to offset any other losses we experience. Any income that we realize may not be sufficient to offset our expenses.

Our real estate investments are subject to risks particular to real property.

          We own assets secured by real estate and may own real estate directly. Real estate investments will be subject to various risks, including:

•	acts of God, including earthquakes, floods and other natural disasters, which may result in uninsured losses;

•	acts of war or terrorism, including the consequences of terrorist attacks, such as those that occurred on September 11, 2001;

•	adverse changes in national and local economic and market conditions;

•	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and ordinances;

•	costs of remediation and liabilities associated with environmental conditions such as indoor mold; and

•	the potential for uninsured or under-insured property losses.

          If any of these or similar events occurs, it may reduce our return from an affected property or investment and reduce or eliminate our ability to make distributions to stockholders.

The mortgage loans, mortgage loans underlying MBS, and ABS we invest in are subject to delinquency, foreclosure and loss, which could result in losses to us.

          Commercial mortgage loans are secured by multifamily or commercial property and are subject to risks of delinquency and foreclosure, and risks of loss that are greater than similar risks associated with loans made on the security of single-family residential property. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Net operating income of an income-producing property can be affected by, among other things: tenant mix, success of tenant businesses, property management decisions, property location and condition, competition from comparable types of properties, changes in laws that increase operating expense or limit rents that may be charged, any need to address environmental contamination at the property, the occurrence of any uninsured casualty at the property, changes in national, regional or local economic conditions and/or specific industry segments, declines in regional or local real estate values, declines in regional or local rental or occupancy rates, increases in interest rates, real estate tax rates and other operating expenses, changes in governmental rules, regulations and fiscal policies, including environmental legislation, acts of God, terrorism, social unrest and civil disturbances.

          Residential mortgage loans are secured by single-family residential property and are subject to risks of delinquency and foreclosure, and risks of loss. The ability of a borrower to repay a loan secured by a residential property is dependent upon the income or assets of the borrower. A number of factors, including a general economic downturn, acts of God, terrorism, social unrest and civil disturbances, may impair borrowers’ abilities to repay their loans. ABS are bonds or notes backed by loans and/or other financial assets. The ability of a borrower to repay these loans or other financial assets is dependant upon the income or assets of these borrowers.

          In the event of any default under a mortgage loan held directly by us, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage loan, which could have a material adverse effect on our cash flow from operations. In the event of the bankruptcy of a mortgage loan borrower, the mortgage loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law.

          Foreclosure of a mortgage loan can be an expensive and lengthy process, which could have a substantial negative effect on our anticipated return on the foreclosed mortgage loan. RMBS evidence interests in or are secured by pools of residential mortgage loans and CMBS evidence interests in or are secured by a single commercial mortgage loan or a pool of commercial mortgage loans. Accordingly, the MBS we invest in are subject to all of the risks of the underlying mortgage loans.

We may not be able to identify satisfactory alternative investments to successfully balance the interest rate or mark-to-market risk inherent in our RMBS investments.

          If we are not able to identify and acquire satisfactory alternative investments, our portfolio will be concentrated in a less diversified portfolio of RMBS investments, increasing our dependence on these investments.

Our investments in subordinated MBS could subject us to increased risk of losses.

          In general, losses on an asset securing a mortgage loan included in a securitization will be borne first by the equity holder of the property, then by a cash reserve fund or letter of credit provided by the borrower, if any, and then by the first loss subordinated security holder. In the event of default and the exhaustion of any equity support, reserve fund, letter of credit and any classes of securities junior to those in which we invest, we may not be able to recover all of our investment in the securities we purchase. In addition, if the underlying mortgage portfolio has been overvalued by the originator, or if the values subsequently decline and, as a result, less collateral is available to satisfy delinquent interest and principal payments due on the related MBS, the securities in which we invest may effectively become the first loss position behind the more senior securities, which may result in significant losses to us.

          The prices of lower credit quality securities are generally less sensitive to interest rate changes than more highly rated investments, but more sensitive to adverse economic downturns or individual issuer developments. A projection of an economic downturn, for example, could cause a decline in the price of lower credit quality securities because the ability of obligors of mortgages underlying mortgage backed securities to make principal and interest payments or to refinance may be impaired. In this case, existing credit support in the securitization structure may be insufficient to protect us against loss of our principal on these securities.

Our assets may include high yield and subordinated corporate securities that have greater risks of loss than secured senior loans and if those losses are realized, it could adversely affect our earnings, which could adversely affect our cash available for distribution to our stockholders.

          Our assets include high yield and subordinated securities that involve a higher degree of risk than long-term senior secured loans. First, the high yield securities may not be secured by mortgages or liens on assets. Even if secured, these high yield securities may have higher loan-to-value ratios than a senior secured loan. Furthermore, our right to payment and the security interest may be subordinated to the payment rights and security interests of the senior lender. Therefore, we may be limited in our ability to enforce our rights to collect these loans and to recover any of the loan balance through a foreclosure of collateral.

          Certain of these high yield and subordinated securities may have an interest only payment schedule, with the principal amount remaining outstanding and at risk until the maturity of the obligation. In this case, a borrower’s ability to repay its obligation may be dependent upon a liquidity event that will enable the repayment of the obligation.

          In addition to the above, numerous other factors may affect a company’s ability to repay its obligation, including the failure to meet its business plan, a downturn in its industry or negative economic conditions. Deterioration in a company’s financial condition and prospects may be accompanied by deterioration in the collateral for the obligation. Losses in our high yield and subordinated securities could adversely affect our earnings, which could adversely affect cash available for distribution to our stockholders.

          High yield and subordinated securities from highly leveraged companies may have a greater risk of loss, which, in turn, could adversely affect cash available for distribution to our stockholders.

          Leverage may have material adverse consequences to the companies in which we will hold investments. These companies may be subject to restrictive financial and operating covenants. The leverage may impair these companies’ ability to finance their future operations and capital needs. As a result, these companies’ flexibility to respond to changing business and economic conditions and to business opportunities may be limited. A leveraged company’s income and net assets will tend to increase or decrease at a greater rate than if borrowed money were not used. As a result, leveraged companies have a greater risk of loss. Losses on our investments could adversely affect our earnings, which could adversely affect cash available for distribution to our stockholders.

We may invest in the equity securities of CDOs, such as the Market Square CDO and the Pinetree CDO, and such investments involve various significant risks, including that CDO equity receives distributions from the CDO only if the CDO generates enough income to first pay the holders of its debt securities and its expenses.

          Our assets currently include the equity securities of two CDOs (Market Square CLO Ltd. and Pinetree CDO Ltd.). A CDO is a special purpose vehicle that purchases collateral (such as loans or asset-backed securities) that is expected to generate a stream of interest or other income. The CDO issues various classes of securities that participate in that income stream, typically one or more classes of debt instruments and a class of equity securities. The equity is usually entitled to all of the income generated by the CDO after the CDO pays all of the interest due on the debt securities and its expenses. However, there will be little or no income available to the CDO equity if there are defaults on the underlying collateral in excess of certain amounts or the recoveries on such defaulted collateral are less than certain amounts. In that event, the value of our investment in the CDOs equity could decrease substantially. In addition, the equity securities of CDOs are generally illiquid, and because they represent a leveraged investment in the CDO’s assets, the value of the equity securities will generally have greater fluctuations than the values of the underlying collateral.

We may enter into warehouse agreements in connection with our planned investment in the equity securities of CDOs and if the investment in the CDO is not consummated, the warehoused collateral will be sold and we must bear any loss resulting from the purchase price of the collateral exceeding the sale price.

          In connection with our investment in CDOs that Deerfield Capital structures for us, we expect to enter into warehouse agreements with investment banks or other financial institutions, pursuant to which the institution will initially finance the purchase of the collateral that will be transferred to the CDO. Deerfield Capital will select the collateral. If the CDO transaction is not consummated, the institution would liquidate the warehoused collateral and we would have to pay any amount by which the original purchase price of the collateral exceeds its sale price, subject to negotiated caps, if any, on our exposure. In addition, regardless of whether the CDO transaction is consummated, if any of the warehoused collateral is sold before the consummation, we may have to bear any resulting loss on the sale. The amount at risk in connection with the warehouse agreements supporting our investments in CDOs, generally is the amount that we have agreed to invest in the equity securities of the CDO. Although we would expect to complete the CDO transaction within about six to nine months after the warehouse agreement is signed, we cannot assure you that we would in fact be able to complete any such transaction, or complete it within the expected time period.

We will lose money on our repurchase transactions if the counterparty to the transaction defaults on its obligation to resell the underlying security back to us at the end of the transaction term, or if the value of the underlying security has declined as of the end of that term or if we default on our obligations under the repurchase agreement.

          When we engage in a repurchase transaction, we generally sell securities to the transaction counterparty and receive cash from the counterparty. The counterparty is obligated to resell the securities back to us at the end of the term of the transaction, which is typically 30-90 days. Because the cash we receive from the counterparty when we initially sell the securities to the counterparty is less than the value of those securities (typically about 97% of that value), if the counterparty defaulted on its obligation to resell the securities back to us we would incur a loss on the transaction equal to about 3% of the value of the securities (assuming there was no change in the value of the securities). We would also lose money on a repurchase transaction if the value of the underlying securities has declined as of the end of the transaction term, as we would have to repurchase the securities for their initial value but would receive securities worth less than that amount. Any losses we incur on our repurchase transactions could adversely affect our earnings, and thus our cash available for distribution to our stockholders.

          If we default on one of our obligations under a repurchase transaction, the counterparty can terminate the transaction and cease entering into any other repurchase transactions with us. In that case, we would likely need to establish a replacement repurchase facility with another repurchase dealer in order to continue to leverage our portfolio and carry out our investment strategy. There is no assurance we would be able to establish a suitable replacement facility.

Investments in mezzanine loans involve greater risks of loss than senior loans secured by income producing properties.

          Investments in mezzanine loans take the form of subordinated loans secured by second mortgages on the underlying property or loans secured by a pledge of the ownership interests in the entity that directly or indirectly owns the property. These types of investments involve a higher degree of risk than a senior mortgage loan because the investment may become unsecured as a result of foreclosure by the senior lender. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of the property owning entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt is paid in full. As a result, we may not recover some or all of our investment, which could result in losses. In addition, mezzanine loans may have higher loan to value ratios than conventional mortgage loans, resulting in less equity in the property and increasing the risk of loss of principal.

Increases in interest rates could negatively affect the value of our investments, which could result in reduced earnings or losses and negatively affect the cash available for distribution to our stockholders.

          We invest indirectly in mortgage loans by purchasing MBS. Under a normal yield curve, an investment in MBS will decline in value if long-term interest rates increase. Despite Fannie Mae, Freddie Mac or Ginnie Mae guarantees of certain of the MBS we own, those guarantees do not protect us from declines in market value caused by changes in interest rates. Declines in market value may ultimately reduce earnings or result in losses to us, which may negatively affect cash available for distribution to our stockholders.

          A significant risk associated with our investment in MBS is that both long-term and short-term interest rates will increase significantly. If long-term rates increased significantly, the market value of these MBS would decline and the duration and weighted average life of the investments would increase. We could realize a loss if the securities were sold. At the same time, an increase in short-term interest rates would increase the amount of interest owed on the repurchase agreements we may enter into in order to finance the purchase of MBS.

          Market values of our investments may decline without any general increase in interest rates for a number of reasons, such as increases in defaults, increases in voluntary prepayments for those investments that are subject to prepayment risk, and widening of credit spreads.

We remain subject to losses on our mortgage portfolio despite our strategy of investing in highly-rated MBS.

          A significant portion of our assets are invested in MBS that are either agency-backed or are rated investment grade by at least one rating agency. While highly-rated MBS are generally subject to a lower risk of default than lower credit quality MBS and may benefit from third-party credit enhancements such as insurance or corporate guarantees, there is no assurance that such MBS will not be subject to credit losses. Furthermore, ratings are subject to change over time as a result of a number of factors, including greater than expected delinquencies, defaults or credit losses, or a deterioration in the financial strength of corporate guarantors, any of which may reduce the market value of such securities. Furthermore, ratings do not take into account the reasonableness of the issue price, interest rate risk, prepayment risk, extension risk or other risks associated with such MBS. As a result, while we attempt to mitigate our exposure to credit risk in our mortgage portfolio on a relative basis by focusing on highly-rated MBS, we cannot completely eliminate credit risk and remain subject to other risks in our investment portfolio that could cause us to suffer losses, which may harm the market price of our common stock.

Some of our portfolio investments are recorded at values based on estimates of fair value made by management and, as a result, there is uncertainty as to the value of these investments.

          Some of our portfolio investments are in the form of loans and securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded is not readily determinable. Depending on the accounting classification, these investments can be carried at fair value, lower of cost or market, or amortized cost with a loan loss reserve; each of these carrying values is determined based on an estimated of fair value. Management estimates fair value of these investments quarterly using policies approved by our board of directors. Because such valuations are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. The value of our common stock could be adversely affected if our carrying values based on determinations of fair value of these investments is materially higher than the values that we ultimately realize upon their disposal.

The lack of liquidity in our investments may adversely affect our business.

          We have made investments, and expect to make additional investments, in securities that are not publicly traded. A portion of these securities may be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly traded securities. The illiquidity of our investments may make it difficult for us to sell such investments if the need arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our investments. In addition, we may face other restrictions on our ability to liquidate an investment in a business entity to the extent that we, Deerfield Capital or Triarc has or could be attributed with material non-public information regarding such business entity.

Negative covenants contained in our repurchase agreements increase the possibility that we will be unable to maintain adequate capital and funding and may reduce cash available for distribution.

          We obtain a significant portion of our funding through the use of repurchase facilities. Certain of our repurchase agreements include negative covenants that if breached, may cause transactions to be terminated early. Except as noted below, the agreements for our repurchase facilities do not include substantive provisions other than those contained in the standard master repurchase agreement as published by the Bond Market Association. The agreement for one repurchase facility includes provisions that (a) limit our ability to resell or transfer bearer debt securities issued by a non-US entity and securities that have not been registered under the Securities Act and (b) establish an event of default upon our insolvency or our default under any other agreement with the counterparty. Another repurchase facility includes provisions that establish termination events if (a) we incur a net asset value decline of 15% on a monthly basis, 25% on a quarterly basis and 35% on an annual basis, except that net asset value reductions resulting from distributions are excluded in measuring such declines, (b) we fail to maintain a minimum net asset value of $364 million, (c) Deerfield Capital ceases to be our manager, (d) we fail to qualify as a REIT and (e) we fail to deliver certain documents, including monthly net asset value, prospectus, performance or other reports delivered to our stockholders and an annual representation of our president or chief financial officer. An event of default or termination event under the standard master repurchase agreement or the additional provisions explained above would give our counterparty the option to terminate all repurchase transactions existing with us and make any amount due by us to the counterparty payable immediately. If we are required to terminate outstanding repurchase transactions and are unable to negotiate more favorable funding terms, cash will be negatively impacted. This may reduce the amount of capital available for investing and/or may negatively impact our ability to distribute dividends. In addition, we may have to sell assets at a time when we might not otherwise choose to do so.

We may not be able to acquire eligible securities for a CDO issuance, or may not be able to issue CDO securities on attractive terms, which may require us to seek more costly financing for our investments or to liquidate assets.

          We intend to continue to acquire certain debt instruments and finance them on a non-recourse long-term basis, such as through the issuance of CDOs. During the period that we are acquiring these assets, we intend to finance our purchases through relatively short-term credit facilities. We use short-term warehouse lines of credit to finance the acquisition of instruments until a sufficient quantity is accumulated, at which time we may refinance these lines through a securitization, such as a CDO issuance, or other long-term financing. As a result, we are subject to the risk that we will not be able to acquire, during the period that our warehouse facility is available, a sufficient amount of eligible assets to maximize the efficiency of a CDO issuance. In addition, conditions in the capital markets may make the issuance of CDOs less attractive to us when we do have a sufficient pool of collateral. If we are unable to issue a CDO to finance these assets, we may be required to seek other forms of potentially less attractive financing or otherwise to liquidate the assets.

A prolonged economic slowdown, a recession or declining real estate values could impair our investments and harm our operating results.

          Many of our investments may be susceptible to economic slowdowns or recessions, which could lead to financial losses in our investments and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing investments and have an adverse effect on our operating results.

We may be exposed to environmental liabilities with respect to properties to which we take title.

          In the course of our business, we may take title to real estate, and, if we do take title, we could be subject to environmental liabilities with respect to these properties. In such a circumstance, we may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation, and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. If we ever become subject to significant environmental liabilities, our business, financial condition, liquidity and results of operations could be materially and adversely affected.

Our hedging transactions may not completely insulate us from interest rate risk.

          Subject to maintaining our qualification as a REIT, we typically engage in certain hedging transactions to limit our exposure to changes in interest rates and therefore may expose ourselves to risks associated with such transactions. We utilize instruments such as forward contracts and interest rate swaps, caps, collars and floors to seek to hedge against mismatches between the cash flows on our assets and the interest payments on our liabilities or fluctuations in the relative values of our portfolio positions, in each case resulting from changes in market interest rates. Hedging against a decline in the values of our portfolio positions does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline. Such hedging transactions may also limit the opportunity for gain if the values of the portfolio positions should increase. Moreover, it may not be possible to hedge against an interest rate fluctuation that is so generally anticipated that we are not able to enter into a hedging transaction at an acceptable price.

          The success of our hedging transactions will depend on Deerfield Capital’s ability to correctly anticipate movements of interest rates. Therefore, while we may enter into such transactions to seek to reduce interest rate risks, unanticipated changes in interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss.

Hedging instruments often are not traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any U.S. or foreign governmental authorities and involve risks and costs.

          The cost of using hedging instruments increases as the period covered by the instrument increases and during periods of rising and volatile interest rates. We may increase our hedging activity and thus increase our hedging costs during periods when interest rates are volatile or rising and hedging costs have increased.

          In addition, hedging instruments involve risk since they often are not traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any U.S. or foreign governmental authorities. Consequently, there are no requirements with respect to record keeping, financial responsibility or segregation of customer funds and positions. Furthermore, the enforceability of agreements underlying derivative transactions may depend on compliance with applicable statutory and commodity and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. The business failure of a hedging counterparty with whom we enter into a hedging transaction will most likely result in a default. Default by a party with whom we enter into a hedging transaction may result in the loss of unrealized profits and force us to cover our resale commitments, if any, at the then current market price. Although generally we will seek to reserve the right to terminate our hedging positions, it may not always be possible to dispose of or close out a hedging position without the consent of the hedging counterparty, and we may not be able to enter into an offsetting contract in order to cover our risk. We cannot assure you that a liquid secondary market will exist for hedging instruments purchased or sold, and we may be required to maintain a position until exercise or expiration, which could result in losses.

Prepayment rates could negatively affect the value of our MBS, which could result in reduced earnings or losses and negatively affect the cash available for distribution to our stockholders.

          In the case of residential mortgage loans, there are seldom any restrictions on borrowers’ abilities to prepay their loans. Homeowners tend to prepay mortgage loans faster when interest rates decline. Consequently, owners of the loans have to reinvest the money received from the prepayments at the lower prevailing interest rates. Conversely, homeowners tend not to prepay mortgage loans when interest rates increase. Consequently, owners of the loans are unable to reinvest money that would have otherwise been received from prepayments at the higher prevailing interest rates. This volatility in prepayment rates may affect our ability to maintain targeted amounts of leverage on our mortgage-backed securities portfolio and may result in reduced earnings or losses for us and negatively affect the cash available for distribution to our stockholders.

          Despite Fannie Mae, Freddie Mac or Ginnie Mae guarantees of principal and interest related to certain of the MBS we own, those guarantees do not protect investors against prepayment risks.

We may enter into derivative contracts that could expose us to unexpected economic losses in the future.

          Subject to maintaining our qualification as a REIT, part of our investment strategy involves entering into derivative contracts that could require us to fund cash payments in the future under certain circumstances, e.g., the early termination of the derivative agreement caused by an event of default or other early termination event, or the decision by a counterparty to request margin securities it is contractually owed under the terms of the derivative contract. The amount due would be equal to the unrealized loss of the open swap positions with the respective counterparty and could also include other fees and charges. These economic losses will be reflected in our financial results of operations, and our ability to fund these obligations will depend on the liquidity of our assets and access to capital at the time, and the need to fund these obligations could adversely impact our financial condition.

Our due diligence may not reveal all of an entity’s liabilities and may not reveal other weaknesses in its business.

          Before investing in a company, we assess the strength and skills of its management and other factors that we believe are material to the performance of the investment. In making the assessment and otherwise conducting customary due diligence, we rely on the resources available to us and, in some cases, an investigation by third parties. This process is particularly important and subjective with respect to newly organized entities because there may be little or no information publicly available about the entities. There can be no assurance that our due diligence processes will uncover all relevant facts or that any investment will be successful.

Tax Risks

Complying with REIT requirements may cause us to forgo otherwise attractive opportunities.

          To qualify as a REIT for federal income tax purposes, we must continually satisfy various tests regarding the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of our stock. In order to meet these tests, we may be required to forgo investments we might otherwise make. Thus, compliance with the REIT requirements may hinder our investment performance.

Certain financing activities may subject us to U.S. federal income tax.

          We have not and currently do not intend to enter into any transactions that could result in us or a portion of our assets being treated as a taxable mortgage pool for federal income tax purposes. However, it is possible that in the future we may enter into transactions that will have that effect. If we enter into such a transaction at the REIT level, although the law on the matter is unclear, we might be taxable at the highest corporate income tax rate on a portion of the income arising from a taxable mortgage pool that is allocable to the percentage of our stock held by disqualified organizations, which are generally certain cooperatives, governmental entities and tax-exempt organizations that are exempt from unrelated business taxable income. Disqualified organizations are permitted to own our stock. Because this tax would be imposed on us, all of our investors, including investors that are not disqualified organizations, would bear a portion of the tax cost associated with the classification of us or a portion of our assets as a taxable mortgage pool.

          In addition, if we realize excess inclusion income and allocate it to stockholders, this income cannot be offset by losses of our stockholders. If the stockholder is a tax-exempt entity and not a disqualified organization, then this income would be fully taxable as unrelated business taxable income under Section 512 of the Internal Revenue Code. If the stockholder is a foreign person, it would be subject to U.S. federal income tax withholding on this income without reduction or exemption pursuant to any otherwise applicable income tax treaty.

Failure to qualify as a REIT would subject us to federal income tax, which would reduce the cash available for distribution to our stockholders.

          We operate in a manner that is intended to cause us to qualify as a REIT for federal income tax purposes. However, the federal income tax laws governing REITs are extremely complex, and interpretations of the federal income tax laws governing qualification as a REIT are limited. Qualifying as a REIT requires us to meet various tests regarding the nature of our assets and our income, the ownership of our outstanding stock, and the amount of our distributions on an ongoing basis. While we operate in such a way so as to qualify as a REIT, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, and the possibility of future changes in our circumstances, no assurance can be given that we will so qualify for any particular year.

          If we fail to qualify as a REIT in any calendar year and we do not qualify for certain statutory relief provisions, we would be required to pay federal income tax on our taxable income. We might need to borrow money or sell assets in order to pay that tax. Our payment of income tax would decrease the amount of our income available for distribution to our stockholders. Furthermore, if we fail to maintain our qualification as a REIT and we do not qualify for certain statutory relief provisions, we no longer would be required to distribute substantially all of our REIT taxable income to our stockholders. Unless our failure to qualify as a REIT were excused under federal tax laws, we could not re-elect REIT status until the fifth calendar year following the year in which we failed to qualify.

Failure to make required distributions would subject us to tax, which would reduce the cash available for distribution to our stockholders.

          In order to qualify as a REIT, we must distribute to our stockholders, each calendar year, at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gain. To the extent that we satisfy the 90% distribution requirement, but distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed income. In addition, we will incur a 4% nondeductible excise tax on the amount, if any, by which our distributions in any calendar year are less than the sum of:

•	85% of our ordinary income for that year;

•	95% of our capital gain net income for that year; and

•	100% our undistributed taxable income from prior years.

          We intend to continue to distribute our net taxable income to our stockholders in a manner intended to satisfy the 90% distribution requirement and to avoid both corporate income tax and the 4% nondeductible excise tax. However, there is no requirement that domestic TRSs distribute their after-tax net income to their parent REIT or their stockholders and Deerfield Triarc TRS Holdings, Inc., one of our TRSs, may determine not to make any distributions to us.

          Our taxable income may substantially exceed our net income as determined based on generally accepted accounting principles, or GAAP, because, for example, realized capital losses will be deducted in determining our GAAP net income, but may not be deductible in computing our taxable income. In addition, we may invest in assets that generate taxable income in excess of economic income or in advance of the corresponding cash flow from the assets, referred to as phantom income. Although some types of phantom income are excluded to the extent they exceed 5% of our REIT taxable income in determining the 90% distribution requirement, we will incur corporate income tax and the 4% nondeductible excise tax with respect to any phantom income items if we do not distribute those items on an annual basis. As a result of the foregoing, we may generate less cash flow than taxable income in a particular year. In that event, we may be required to use cash reserves, incur debt, or liquidate non-cash assets at rates or times that we regard as unfavorable in order to satisfy the distribution requirement and to avoid corporate income tax and the 4% nondeductible excise tax in that year.

Dividends payable by REITs do not qualify for the reduced tax rates on dividend income from regular corporations.

          Legislation enacted in 2003 generally reduces the maximum tax rate for dividends payable to domestic stockholders that are individuals, trusts and estates from 38.6% to 15% (through 2008). Dividends payable by REITs, however, are generally not eligible for the reduced rates. Although this legislation does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock.

Ownership limitation may restrict change of control or business combination opportunities in which our stockholders might receive a premium for their shares.

          In order for us to qualify as a REIT for each taxable year after our 2004 taxable year, no more than 50% in value of our outstanding capital stock may be owned, directly or indirectly, by five or fewer individuals during the last half of any calendar year. Individuals for this purpose include natural persons, private foundations, some employee benefit plans and trusts, and some charitable trusts. In order to preserve our REIT qualification, our charter and certain board resolutions generally prohibit any person (including William & Claire Dart Foundation) from directly or indirectly owning more than 7.7% in value or in number of shares, whichever is more restrictive, of any class or series of the outstanding shares of our capital stock, other than Ross Financial Corporation, which is not permitted to own more than 18.5% in value or in number of shares, whichever is more restrictive, of our common stock.

          This ownership limitation could have the effect of discouraging a takeover or other transaction in which holders of our common stock might receive a premium for their shares over the then prevailing market price or which holders might believe to be otherwise in their best interests.

Our ownership of and relationship with our TRSs is limited and a failure to comply with the limits would jeopardize our REIT status and may result in the application of a 100% excise tax.

          A REIT may own up to 100% of the stock of one or more TRSs. A TRS may earn income that would not be qualifying income if earned directly by the parent REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 20% of the value of a REIT’s assets may consist of stock or securities of one or more TRSs. A TRS will pay federal, state and local income tax at regular corporate rates on any income that it earns. In addition, the TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis.

          Deerfield Triarc TRS Holdings, Inc., as a domestic TRS, will pay federal, state and local income tax on its taxable income, and its after-tax net income is available for distribution to us but is not required to be distributed to us. The aggregate value of the TRS stock and securities owned by us will be less than 20% of the value of our total assets (including the TRS stock and securities). Furthermore, we monitor the value of our investments in TRSs for the purpose of ensuring compliance with the rule that no more than 20% of the value of our assets may consist of TRS stock and securities (which is applied at the end of each calendar quarter). In addition, we scrutinize all of our transactions with TRSs for the purpose of ensuring that they are entered into on arm’s-length terms in order to avoid incurring the 100% excise tax described above. There can be no complete assurance, however, that we will be able to comply with the 20% limitation discussed above or to avoid application of the 100% excise tax discussed above.

If our CDO issuers that are TRSs are subject to federal income tax at the entity level, it would greatly reduce the amounts those entities would have available to distribute to us and that we would have available to pay their creditors.

          Market Square, which is organized as a Cayman Islands company and is the issuer in a CDO transaction, has elected to be a TRS. We may elect in the future to treat other CDO issuers as TRSs. There is a specific exemption from federal income tax for non-U.S. corporations that restrict their activities in the United States to trading stock and securities (or any activity closely related thereto) for their own account whether such trading (or such other activity) is conducted by the corporation or its employees through a resident broker, commission agent, custodian or other agent. We intend that Market Square and any other CDO issuers that are TRSs will rely on that exemption or otherwise operate in a manner so that they will not be subject to federal income tax on their net income at the entity level. If the IRS were to succeed in challenging that tax treatment, it could greatly reduce the amount that those CDO issuers would have available to distribute to us and to pay to their creditors.

We may lose our REIT status if the IRS successfully challenges our characterization of our income from our CDO issuers that are TRSs.

          We intend to treat certain income inclusions received with respect to our equity investments in Market Square and any other CDO issuers that are TRSs as qualifying income for purposes of the 95% gross income test but not the 75% gross income test. Because there is no clear precedent with respect to the qualification of such income for purposes of the REIT gross income tests, no assurance can be given that the IRS will not assert a contrary position. In the event that such income was determined not to qualify for the 95% gross income test, we could be subject to a penalty tax with respect to such income to the extent it and our other nonqualifying income exceeds 5% of our gross income or we could fail to qualify as a REIT.

Complying with REIT requirements may limit our ability to hedge effectively.

          The REIT provisions of the Internal Revenue Code substantially limit our ability to hedge MBS and related borrowings. Under these provisions, our annual gross income from qualifying and non-qualifying hedges, together with any other income not generated from qualifying real estate assets, cannot exceed 25% of our gross income. In addition, our aggregate gross income from non-qualifying hedges, fees, and certain other non-qualifying sources cannot exceed 5% of our annual gross income. As a result, we might have to limit our use of advantageous hedging techniques or implement those hedges through Deerfield Triarc TRS Holdings, Inc. This could increase the cost of our hedging activities or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear.

The tax on prohibited transactions will limit our ability to engage in transactions, including certain methods of securitizing mortgage loans that would be treated as sales for federal income tax purposes.

          A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, but including mortgage loans, held primarily for sale to customers in the ordinary course of business. We might be subject to this tax if we were able to sell or securitize loans in a manner that was treated as a sale of the loans for federal income tax purposes. Therefore, in order to avoid the prohibited transactions tax, we may choose not to engage in certain sales of loans and may limit the structures we utilize for our securitization transactions even though such sales or structures might otherwise be beneficial to us.

          It may be possible to reduce the impact of the prohibited transaction tax and the holding of assets not qualifying as real estate assets for purposes of the REIT asset tests by conducting certain activities, holding non-qualifying REIT assets or engaging in CDO transactions through our TRSs, subject to certain limitations as described below. To the extent that we engage in such activities through TRSs, the income associated with such activities may be subject to full corporate income tax.

We may be subject to adverse legislative or regulatory tax changes that could reduce the market price of our common stock.

          At any time, the federal income tax laws or regulations governing REITs or the administrative interpretations of those laws or regulations may be amended. We cannot predict when or if any new federal income tax law, regulation or administrative interpretation, or any amendment to any existing federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective and any such law, regulation or interpretation may take effect retroactively. We and our stockholders could be adversely affected by any such change in, or any new, federal income tax law, regulation or administrative interpretation.

If we make distributions in excess of our current and accumulated earnings and profits, those distributions will be treated as a return of capital, which will reduce the adjusted basis of your stock, and to the extent such distributions exceed your adjusted basis, you may recognize a capital gain.

          Unless you are a tax-exempt entity, distributions that we make to you generally will be subject to tax as ordinary income to the extent of our current and accumulated earnings and profits as determined for federal income tax purposes. If the amount we distribute to you exceeds your allocable share of our current and accumulated earnings and profits, the excess will be treated as a return of capital to the extent of your adjusted basis in your stock, which will reduce your basis in your stock but will not be subject to tax. To the extent the amount we distribute to you exceeds both your allocable share of our current and accumulated earnings and profits and your adjusted basis, this excess amount will be treated as a gain from the sale or exchange of a capital asset.

ITEM 1B. UNRESOLVED STAFF COMMENTS

          None.

ITEM 2. PROPERTIES

          We do not own or rent any real property. We utilize the offices of our Manager located at 8700 West Bryn Mawr Avenue, 12th Floor, Chicago, Illinois 60631. Effective March 27, 2006, our Manager will be moving to offices located at 6250 N. River Road, 8th Floor, Rosemont, IL 60018.

ITEM 3. LEGAL PROCEEDINGS

          At December 31, 2005, there were no material pending legal proceedings to which we were a party or to which any of our property was subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of our shareholders during the fourth quarter of 2005.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

          Our common stock has been trading on the New York Stock Exchange under the trading symbol “DFR” since our initial public offering on June 29, 2005. As of March 14, 2006, we had 51,659,701 shares of common stock issued and outstanding and there were approximately 7 holders of record.

          The following table sets forth, for the periods indicated, the high and low closing prices of our common stock as reported on the New York Stock Exchange.

	High	Low

2nd Quarter 2005 (From June 29, 2005)	$16.00	$15.69
3rd Quarter 2005	$15.95	$12.98
4th Quarter 2005	$14.21	$12.58

          Prior to our June 2005 initial public offering, there had been no public trading market for our common stock. However, prior to our initial public offering, shares of our common stock issued to qualified institutional buyers in connection with our December 2004 private offering were eligible for trading in the PORTAL (SM) Market, or PORTAL, a subsidiary of the NASDAQ Stock

Market, Inc., which permits secondary sales of eligible unregistered securities to qualified institutional buyers in accordance with Rule 144A under the Securities Act. The following table shows the high and low sales prices for our common stock for each quarterly period that our common stock was eligible for trading on PORTAL:

	High	Low

4th Quarter 2004 (From December 23, 2004)	*	*
1st Quarter 2005	*	*
2nd Quarter 2005 (Through June 28, 2005)	*	*

* To our knowledge, no trades of our common stock occurred on PORTAL during this period.

          The information above regarding PORTAL prices may not be complete since we have access only to information regarding trades reported by our underwriters and not trades reported by other broker-dealers. Moreover, broker-dealers are not required to report all trades to PORTAL.

          The following table reflects our cash dividends declared during 2005:

Cash Dividends Declared Per Share

1st Quarter 2005	$0.225
2nd Quarter 2005	0.350
3rd Quarter 2005*	0.300
4th Quarter 2005	0.350

Total	$1.225

* The 3rd Quarter 2005 dividend was declared in the 4th quarter on October 26, 2005.

          To satisfy the requirements to qualify as a REIT and generally not be subject to federal income and excise tax, we intend to make regular quarterly distributions of all or substantially all of our REIT taxable income to holders of our common stock out of assets legally available therefore. Any future distributions we make will be at the discretion of our board of directors and will depend upon our earnings and financial condition, maintenance of REIT status, applicable provisions of the Maryland General Corporation Law and such other factors as our board of directors deems relevant. For more information regarding risk factors that could materially adversely affect our earnings and financial condition, please see “Part I - Item 1A. - Risk Factors”.

ITEM 6. SELECTED FINANCIAL DATA

          The following table, in thousands except share and per share amounts, presents selected historical consolidated financial information as of December 31, 2005 and December 31, 2004 and for the year ended December 31, 2005 and for the period from December 23, 2004 (commencement) to December 31, 2004. The selected historical consolidated financial information has been derived from our audited consolidated financial statements appearing elsewhere in this annual report. Such selected financial data should be read in connection with our consolidated financial statements and related notes and “Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report. Historical financial information may not be indicative of our future performance.

	Year ended December 31, 2005	Period from December 23, 2004 (Commencement) to December 31, 2004

Consolidated Statements of Operations Data:

Revenues
Net interest income:
Interest income	$236,149	$189
Interest expense	177,442	49

Net interest income (1)	58,707	140

Expenses
Management and incentive fee expense to related party (2)	15,088	255
Professional services	880	61
Insurance expense	681	16
Other general and administrative expenses	1,572	99

Total expenses	18,221	431

Other Income and Gain (Loss)
Net gain on sale of available-for-sale securities	5,372	—
Net loss on trading securities	(3,606)	—
Net loss on loans	(409)	—
Net gain on derivatives	3,758	—
Dividend income	320	—

Net other income and gain	5,435	—

Net Income (Loss)	$45,921	$(291)

Net income (loss) per share - Basic	$1.17	$(0.01)
Net income (loss) per share - Diluted	$1.17	$(0.01)

Weighted - average number of shares outstanding:
Basic	39,260,293	26,923,139
Diluted	39,381,073	26,923,139

Dividends declared per common share outstanding	$1.225	$—
Return on equity(3)	8.14%	n/m

Consolidated Balance Sheet Data:
Total residential mortgage-backed securities	$7,010,870	$444,958
Total assets	$8,203,812	$814,980
Repurchase agreements	$6,768,396	$317,810
Long-term Debt:
Market Square	$276,000	$—
Pinetree	$288,000	$—
Trust preferred	$51,550	$—
Stockholders’ equity (4),(5)	$697,203	$378,012
Book value per share outsanding(6)	$13.50	$13.83

(1)	Our portfolio of investments increased to $7.8 billion at December 31, 2005 from $0.5 million at December 31, 2004.

(2)

In December 2004, we issued 403,847 shares of restricted stock and stock options to purchase 1,346,156 shares of our common stock to our Manager. In connection with these issuances we have recorded $3.8 million and $0.1 million of share-based payments for the year ended December 31, 2005 and the period from December 23, 2004 (commencement) to December 31, 2004, respectively.

(3)

Return on equity is calculated by dividing our net income by the weighted average net equity proceeds raised, which represents the proceeds from our initial private placement and initial public offerings, net of all underwriter and discounts and commissions as well as direct offering costs.

(4)

In December 2004, we completed a private placement of 27,326,986 shares (including the 403,847 restricted shares granted to our Manager) of our common stock at $15.00 per share that generated net proceeds of $378.9 million.

(5)

In July 2005, we completed our initial public offering of 25,000,000 shares of common stock at $16.00 per share that generated net proceeds of $363.1 million. We sold 24,320,715 common shares and selling shareholders sold 679,285 common shares.

(6)	Book value per share is calculated by taking stockholders’ equity and dividing by the total outstanding shares.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The statements in this discussion regarding the industry outlook, our expectations regarding the future performance of our business, and the other non-historical statements in this discussion are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Part I - Item 1A. Risk Factors.” You should read the following discussion together with “Part I - Item 1A. - Risk Factors” and our consolidated financial statements and notes thereto included in “Part II - Item 8. - Financial Statements and Supplemental Data.”

Overview

          Deerfield Triarc Capital Corp. and its subsidiaries is a specialty finance company formed in November 2004 to invest in real estate-related securities and various other asset classes. We commenced operations in December 2004. We have elected and intend to continue our qualification as a real estate investment trust, or REIT, for federal income tax purposes. We invest in financial assets and intend to construct an investment portfolio that is leveraged where appropriate to seek to achieve attractive risk-adjusted returns and that is structured to comply with the various federal income tax requirements for REIT status and to qualify for exclusion from regulation under the Investment Company Act of 1940, as amended, or 1940 Act. We focus on the following asset classes:

•	Real estate-related securities, principally residential mortgage-backed securities, or RMBS, and commercial mortgage-backed securities or CMBS;

•	Other asset-backed securities, or ABS, including collateralized debt obligations, or CDO, and ABS;

•	Loans, including senior secured and unsecured loans, and related credit derivatives, including credit default swaps on senior secured loans; and

•	Leveraged finance instruments, including corporate mezzanine loans, high yield corporate bonds, distressed and stressed debt securities and private or registered equity investments.

          We completed an initial private offering of 26,923,139 shares (excluding 403,847 restricted shares) of our common stock in December 2004 in which we raised net proceeds of approximately $378.9 million. We completed our initial public offering of 25,000,000 shares of our common stock, including 24,320,715 newly issued shares sold by us and 679,285 shares sold by selling stockholders, in July 2005, in which we raised net proceeds of approximately $363.1 million net of underwriter discounts and commissions and $2.7 million of offering costs. We applied the proceeds that we received from our initial public offering to pay down repurchase agreement obligations in order to create additional leveraging capacity. We have re-leveraged our investment portfolio since applying the proceeds of our initial public offering and have invested the proceeds of that new leverage as well as the proceeds from our initial private offering of common stock in a leveraged portfolio of RMBS and other investments with total invested assets, as of December 31, 2005, of $7.8 billion. We are externally managed by Deerfield Capital Management LLC, or Deerfield Capital, a fixed income asset manager and a Securities and Exchange Commission, or SEC, registered investment adviser. Deerfield Capital is a wholly-owned subsidiary of Deerfield & Company LLC, or Deerfield.

          We earn revenues and generate cash through our investments. We use a substantial amount of leverage to seek to enhance our returns. We finance each of our investments with different degrees of leverage. The cost of borrowings to finance our investments comprises a significant portion of our operating expenses. Our net income will depend on our ability to effectively manage this particular operating expense in relation to our revenues.

          A variety of industry and economic factors may impact our financial condition and operating performance. These factors include:

•	interest rate trends,

•	rates of prepayment on mortgages underlying our mortgage-backed securities, or MBS,

•	competition, and

•	other market developments.

          In addition, a variety of factors relating to our business may also impact our financial condition and operating performance. These factors include:

•	our leverage,

•	our access to funding and borrowing capacity,

•	our borrowing costs,

•	our hedging activities,

•	changes in the credit ratings of the loans, securities, and other assets we own,

•	the market value of our investments, and

•	requirements to maintain REIT status and to qualify for an exemption under the 1940 Act.

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

          In periods of declining interest rates, prepayments on our investments, including our RMBS, will likely increase. If we are unable to reinvest the proceeds of such prepayments at comparable yields, our net interest income may suffer. In periods of rising interest rates, prepayment rates on our investments, including our RMBS, will likely slow, causing the expected lives of these investments to increase. This may cause our net interest income to decrease, as our borrowing and hedging costs rise while our interest income on our assets remain relatively constant.

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

          Deerfield Capital is entitled to receive a base management fee that derived from the amount of our equity (as defined in the management agreement), which is not significantly impacted by the performance of our portfolio. Accordingly, our management fee is a fixed cost and will not decrease in the event of a decline in our profitability and may lead us to incur losses.

Trends

          The following trends may also affect our business:

          Rising interest rate environment. Interest rates have recently increased and may continue to increase. With respect to our existing MBS portfolio, which is heavily concentrated in hybrid adjustable rate RMBS, such interest rate increases should result in decreases in our net interest income, as there is a timing mismatch between the reset dates on our MBS portfolio and the financing of these investments. We currently have invested and intend to continue to invest in hybrid adjustable-rate RMBS which are based on mortgages with interest rate caps. The financing of these RMBS is short term in nature and does not include an interest rate cap. This mismatch should result in a decrease in our net interest income if rates increase sharply after the initial fixed rate period and our interest cost increases more than the interest rate earned on our RMBS due to the cap. In a rising rate environment, prepayment rates are generally expected to decline. If prepayment rates are lower than expected, we could have less capital to reinvest into higher rate mortgage securities, which should result in a decrease in our net interest income. With respect to our existing and future floating rate investments such as loans, such interest rate increases should result in increases in our net interest income because our floating rate assets are greater in amount than the related floating rate liabilities. Similarly, such an increase in interest rates should generally result in an increase in our net interest income on future fixed rate investments made by us because our fixed rate assets would be greater in amount than our liabilities. However, we would expect that our fixed rate assets would decline in value in a rising interest rate environment and our net interest spreads on fixed rate assets could decline in a rising interest rate environment to the extent they are financed with floating rate debt. We have engaged in interest rate swaps and interest rate swap forwards to hedge a significant portion of the risk associated with increases in interest rates. However, because we do not hedge 100% of the amount of short-term financing outstanding, increases in interest rates should result in a decline in the value of our portfolio, net of hedges. Similarly, decreases in interest rates should result in an increase in the value of our portfolio.

          Flattening yield curve. Short-term interest rates have been increasing at a greater rate than longer term interest rates. For example, between December 31, 2004 and December 31, 2005, the yield on the three-month U.S. treasury bill increased by 186 basis points, while the yield on the three-year U.S. treasury note increased by only 114 basis points. With respect to our RMBS portfolio, we believe that a continued flattening of the yield curve should result in decreases in our net interest income, as the financing of our RMBS investments is usually shorter in term than the fixed rate period of our RMBS portfolio, which is heavily weighted towards hybrid adjustable rate RMBS. Similarly, we believe that a steepening of the yield curve should result in increases in our net interest income. A flattening of the yield curve results in a smaller gap between the rate we pay on the swaps and the rate we receive. Furthermore, a continued flattening of the yield curve should result in a decrease in our hedging costs, since we pay a fixed rate and receive a floating rate under the terms of our swap agreements. Similarly, a steepening of the shape of the yield curve should result in an increase in our hedging costs. However, since we do not hedge 100% of our interest rate exposure, the impact from the swaps will not fully offset the impact to net interest income. Accordingly, if the current interest rate environment continues, we expect our net interest income to decrease.

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

          Competition. We expect to face continued competition for our targeted investments, which could cause further tightening of credit spreads. However, we expect that the size and growth of the market for these investments will continue to provide us with a variety of investment opportunities. In addition, it is likely that bank lenders will continue their historical lending practices, requiring low loan-to-value ratios and high debt service coverages, which will provide opportunities to lenders like us to provide corporate mezzanine financing.

          Credit spreads. The credit markets have experienced tight credit spreads due to the robust demand for lending opportunities. With respect to our credit portfolio, which includes commercial mortgage loans, asset-backed securities held in a CDO, bank loans, high yield corporate bonds, preferred shares and other corporate securities and accounts for 9.6% of our total portfolio as of December 31, 2005, a narrowing of credit spreads could result in decreases in the net interest income on future credit oriented investments.

          For a discussion of additional risks relating to our business see “Part I - Item 1A. - Risk Factors” and “Part II - Item 7A. - Quantitative and Qualitative Disclosures About Market Risk”.

Critical Accounting Policies

          Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. These accounting principles require us to make some complex and subjective decisions and assessments. Our most critical accounting policies involve decisions and assessments that could affect our reported assets and liabilities, as well as our reported revenues and expenses. We believe that all of the decisions and assessments inherent in our financial statements were reasonable at the time made, based upon information available to us at that time. We rely on Deerfield Capital’s experience and analysis of historical and current market data in order to arrive at what we believe to be reasonable estimates. See Note 2 to the consolidated financial statements for a complete discussion of our significant accounting policies. Under varying conditions, we could report materially different amounts arising under these critical accounting policies. We have identified our most critical accounting policies to be the following:

Classifications of Investment Securities

          Our investments in RMBS and ABS are primarily classified as available-for-sale securities and carried on the balance sheet at fair value. This classification results in changes in fair value being recorded as balance sheet adjustments to accumulated other comprehensive income (loss), which is a component of stockholders’ equity.

Valuations of RMBS and ABS

          Our RMBS and ABS have fair values as determined with reference to price estimates provided by independent pricing services and dealers in the securities. Different judgments and assumptions used in pricing could result in different presentations of value.

          When the fair value of an available-for-sale security is less than its amortized cost for an extended period, we consider whether there is an other-than-temporary impairment in the value of the security. If, in our judgment, an other-than-temporary impairment exists, the cost basis of the security is written down to the then-current fair value, and the unrealized loss is transferred from accumulated other comprehensive income (loss) as an immediate reduction of current earnings (as if the loss had been realized in the period of other-than-temporary impairment). The cost basis adjustment is recoverable only upon sale or maturity of the security. The determination of other-than-temporary impairment is a subjective process, and different judgments and assumptions could affect the timing of loss realization.

          We consider the following factors when determining an other-than-temporary impairment for a security or investment:

•	the length of time and the extent to which the market value has been less than the amortized cost;

•	whether the security has been downgraded by a rating agency, and

•	our intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in market value

          The determination of other-than-temporary impairment is made at least quarterly. If we determine an impairment to be other than temporary we will need to realize a loss that would have an impact on future income. We have gross unrealized holding losses on available-for-sale securities of $117.5 million as of December 31, 2005, which, if not recovered, may result in the recognition of future losses.

Interest Income Recognition

          Interest income on our available-for-sale and held to maturity securities are accrued based on the actual coupon rate and the outstanding principal amount of the underlying instruments. Premiums and discounts are amortized or accreted into interest income over the lives of the securities using a method that approximates the effective yield method in accordance with Statement of Financial Accounting Standards, or SFAS, No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases. If our estimate of prepayments is incorrect, we may have to adjust the amortization or accretion of premiums and discounts, which would impact future income.

          The amount of premium amortization we recognize is dependent on prepayment rates on underlying securities. Prepayment rates generally increase when interest rates fall and decrease when interest rates rise, but changes in prepayment rates are difficult to predict. Prepayment rates also may be affected by other factors, including, without limitation, conditions in the housing and financial markets, general economic conditions and the relative interest rates on adjustable-rate and fixed-rate mortgage loans. We have estimated prepayment rates based on historical data and consideration of current market conditions

Loans

          Our investments in loans are classified either as held for sale and carried on the consolidated balance sheet at the lower of cost or fair market value or as held for investment (referred to as “Loans” on the consolidated balance sheet) and carried at amortized cost, with any premium or discount being amortized or accreted to income, and an allowance for loan losses, if necessary. We determine fair value for our loans held for sale using price estimates provided by an independent pricing service. If the independent pricing service cannot provide estimates for a given loan, our valuation committee determines estimated fair value based on (a) current financial information of the borrowing company and its performance against operating plan; (b) value of collateral supporting the loan; (c) changes to the market for the borrowing company’s service or product. If an individual loan’s fair market value is below its cost, a valuation adjustment is recognized in our statement of operations and the loan’s cost basis is adjusted. This valuation allowance is recoverable in future periods. We accrue interest income based on the outstanding principal amounts of the loans and their contractual terms.

Allowance and Provision for Loan Losses

          We continually monitor loan quality in regular reviews by our valuation committee. In accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, we recognize an allowance for loan losses on our loans held for investment at a level considered adequate based on management’s evaluation of all available and relevant information related to the loan portfolio including historical and industry loss experience, economic conditions and trends, estimated fair values and quality of collateral, estimated fair values of our loans and other relevant factors.

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

          An impaired loan may be left on accrual status during the period we are pursuing repayment of the loan; however, the loan is placed on non-accrual status at the earliest of such time as: (i) we believe that scheduled debt service payments will not be met within the coming 12 months; (ii) the loan becomes 90 days delinquent; or (iii) we determine the borrower is incapable of, or has ceased efforts toward, curing the cause of the impairment. While on non-accrual status, interest income is recognized only upon actual receipt.

          We identified no impaired loans in our portfolio as of December 31, 2005 and have not provided an allowance for loan losses at this time.

Accounting For Derivative Financial Instruments and Hedging Activities

          Our policies permit us to enter into derivative contracts, including interest rate swaps and interest rate swap forwards, as a means of mitigating our interest rate risk on forecasted rollover/reissuance of repurchase agreements, or hedged items, for a specified future time period. The designated risk being hedged is changes in the benchmark interest rate LIBOR. We currently intend to use interest rate derivative instruments to mitigate interest rate risk rather than to enhance returns.

          These contracts, or hedge instruments, have been designated as cash flow hedges and are evaluated at inception and on an ongoing basis in order to determine whether they qualify for hedge accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted. We formally document all relevant relationships between hedging instruments and hedged items at inception, as well as our risk-management objective and strategy for undertaking each hedge transaction. The hedge instrument must be highly effective in achieving offsetting changes in the hedged item attributable to the risk being hedged in order to qualify for hedge accounting. We use regression analysis to assess the effectiveness of our hedging strategies. The derivative contracts are carried on the balance sheet at fair value. Any ineffectiveness that arises during the hedging relationship is recognized in interest expense during the period in which it occurs. Prior to the end of the specified hedge time period the effective portion of all unrealized contract gains and losses are recorded in other comprehensive income or loss. Realized gains and losses are generally reclassified into earnings as an adjustment to interest expense during the originally specified hedge time period. We value both our actual interest rate swaps and hypothetical interest rate swaps (for purposes of measuring ineffectiveness) by determining the net present value of all projected interest payments between the counterparties which are calculated based on internally developed and tested market-standard models that utilize data inputs obtained from external market sources. For the year ended December 31, 2005 we recognized an increase to interest expense of $0.3 million, due to ineffectiveness.

          We are not required to account for the derivative contracts using hedge accounting as described above, if we decide not to designate the derivative contracts as hedges and monitor their effectiveness as hedges, or if we enter into other types of financial instruments that do not meet the criteria to be designated as hedges, changes in the fair values of these instruments are recorded in current earnings. One such derivative is credit default swaps, or CDS, in which we act as the protection seller and receive a premium for taking the risk, only in the event of a credit event as defined in the CDS, of paying the protection buyer for the notional amount of the referenced entity and taking title to the referenced entities obligation. The fair value of the CDS depends on a number of factors, primarily premium levels that are dependent on interest rate spreads. The CDS contracts are valued using internally developed and tested market-standard pricing models which calculate the net present value of differences between future premiums on currently quoted market CDS and the contractual futures premiums on our CDS contracts. Our model uses quoted market premium data obtained from prominent broker dealers in the CDS market.

Management Incentive Fee Expense

          The management agreement provides for the payment of incentive fees to Deerfield Capital if our financial performance exceeds certain benchmarks. Incentive fees are calculated on a quarterly basis and paid in arrears. Subsequent to each quarter of the fiscal year, we will calculate whether an incentive fee is payable and, if necessary, record the accrual in the appropriate quarter. The management agreement provides that 15.0% of Deerfield Capital’s incentive fee is to be paid in shares of our common stock (provided that under our management agreement, Deerfield Capital may not receive payment of its incentive fee in shares of our common stock if such payment would result in Deerfield Capital owning directly or indirectly through one or more subsidiaries more than 9.8% of our common stock) and the balance in cash. Deerfield Capital may, in its sole discretion, elect to receive a greater percentage of its incentive fee in the form of our common stock. The number of shares to be received by Deerfield Capital will be based on the average of the closing prices of the shares during the thirty-day period ending three days prior to issuance of such shares. Shares of our common stock delivered as payment of the incentive fee will be immediately vested or exercisable, provided that Deerfield Capital has agreed not to sell the shares prior to one year after the date they are paid.

Equity Compensation

          We account for the restricted stock and restricted stock options granted to Deerfield Capital in accordance with the consensus in Issue 1 of Emerging Issues Task Force, or EITF, No. 96-18, Accounting for Equity Instruments that are issued to other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, or EITF 96-18. Pursuant to EITF 96-18, the stock and options were recorded at fair value in stockholders’ equity, with an offsetting entry to deferred compensation (a contra-equity account). The deferred compensation is amortized and expensed over a three-year tiered vesting period as management and incentive fee expense to related party. The fair value of stock and options is adjusted quarterly for unvested shares. Changes in such fair value are reflected in the amortization expense recognized in that quarter and in future quarters until the stock and options are fully vested. As a result, changes in our stock price will cause volatility in our financial results as reported under GAAP.

Variable Interest Entities

          In accordance with Financial Accounting Standards Board, or FASB, Interpretation 46R, Consolidation of Variable Interest Entities, or FIN 46R, we identify any potential variable interest entities, or VIE, and determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE need to be included in a company’s consolidated financial statements. A company that holds variable interests in an entity will need to consolidate that entity if the company’s interest in the VIE is such that the company will absorb a majority of the VIE’s anticipated losses and/or receive a majority of the VIE’s expected residual returns. As of December 31, 2005, we consolidated two VIEs due to our interest in the Pinetree CDO Ltd., or Pinetree, and Market Square CLO Ltd., or Market Square, transactions. See “Part II - Item 8. - Financial Statements and Supplementary Data” in Note 2 for a summary of the Pinetree and Market Square transactions.

Trust Preferred Securities

          In September 2005, we formed Deerfield Triarc Capital Trust I (the Trust) for the sole purpose of issuing and selling trust preferred securities. In accordance with FIN 46R, the Trust is not consolidated into our consolidated financial statements because we are not deemed to be the primary beneficiary of the Trust. Through Deerfield Triarc Capital LLC, or DTC LLC, we own 100% of the common shares of the Trust, which also issued $50.0 million of preferred shares to unaffiliated investors. The rights of common shares of the Trust are subordinate to the rights of the preferred shares only in the event of a default, otherwise the common shareholder shares economic and voting rights rank pari passu with the preferred shareholders. We recorded our investment in the Trust’s common shares as other investments at cost and record dividend income upon declaration by the Trust.

          In connection with the issuance and sale of the trust preferred securities, DTC LLC issued junior subordinated debt securities to the Trust, which are guaranteed by us. The junior subordinated debt securities are recorded as long-term debt and debt issuance costs are deferred in prepaid and other assets in the consolidated balance sheet. Interest on the debt securities and amortization of debt issuance costs are recorded in the consolidated statements of operations in interest expense. See details of the notes payable at “Part II - Item 8. - Financial Statements and Supplemental Data” in Note 9 of the consolidated financial statements. For further details of the Trust transaction see the discussion later in this section under the heading “Liquidity and Capital Resources”

Income Taxes

          We have elected to be taxed, and intend to continue to qualify, as a REIT and, as a result, we do not expect to pay substantial corporate-level income taxes. Many of the requirements for REIT qualification, however, are highly technical and complex. If we were to fail to meet these requirements and do not qualify for certain statutory relief provisions, we would be subject to federal and state income tax, which could have a material adverse impact on our results of operations and amounts available for distributions to our stockholders. In addition, Deerfield Triarc TRS Holdings, Inc., one of our taxable REIT subsidiaries, or TRS, is subject to corporate-level income taxes.

Recent Accounting Pronouncements

          In November 2005, the FASB issued FASB Staff Position (FSP) FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“FSP FAS 115-1 and FAS 124-1”). FSP FAS 115-1 and FAS 124-1 address the determination as to when an impairment in equity securities (including cost method investments) and debt securities that can contractually be prepaid or otherwise settled in such a way that the investor would not recover substantially all of its cost should be deemed other-than-temporary. FSP FAS 115-1 and FAS 124-1 nullifies certain requirements under EITF Issue No. 03-01 The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments that required the investor to make an evidence-based judgment as to whether it has the ability and intent to hold an investment for a reasonable period of time sufficient for a forecasted recovery of fair value up to (or beyond) the cost of the investment in determining whether the impairment was other than temporary, and the measurement of the impairment loss. The guidance in FSP FAS 115-1 and FAS 124-1 is effective for reporting periods beginning after December 15, 2005. We do not believe the adoption of FSP FAS 115-1 and FAS 124-1 will have a material impact on our financial statements.

          In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Correction”, which replaces Accounting Principles Board Opinion No. 20, Accounting Changes, and FASB SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principles and applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 requires retrospective application to prior period financial statements for a change in accounting principle. Previously, a change in accounting principle was recognized by including the change in the net income in the period of the change. SFAS 154 is effective for fiscal years ending after December 15, 2005. We do not believe the adoption of SFAS No. 154 will have a material impact on our financial statements.

          In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, which requires all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value and to recognize cost over the vesting period. In March 2005, the Securities and Exchange Commission “SEC” released SEC Staff Accounting Bulletin (SAB) No. 107, Share-Based Payment. SAB No. 107 provides the SEC staff position regarding the application of Statement No. 123 (revised 2004), including interpretive guidance related to the interaction between Statement No. 123 (revised 2004) and certain SEC rules and regulations, and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. In April 2005, the SEC announced that companies may implement Statement No. 123 (revised 2004) at the beginning of their next fiscal year beginning after June 15, 2005, or December 15, 2005 for small business issuers. We do not believe the adoption of SFAS No. 123 (revised 2004) will have a material impact on our financial statements.

          In December 2004, the FASB issued FASB Staff Position, or FSP, Statement of Position, or SOP, 94-6-1, Terms of Loan Products That May Give Rise to a Concentration of Credit Risk. The FSP addresses the circumstances under which the terms of the loan products give rise to a concentration of credit risk and related disclosures and accounting considerations. The FSP is intended to emphasize the requirement to assess the adequacy of disclosures for all lending products and the effect of changes in market or economic conditions on the adequacy of those disclosures. FSP SOP 94-6-1 is effective for all periods ending after December 19, 2005. The adoption of this FSP did not have a material impact on our financial statements.

          We understand that the FASB is considering placing an item on its agenda relating to the treatment of transactions where securities purchased from a particular counterparty are financed via a repurchase agreement with the same counterparty. Currently, we record such assets and the related financing gross on the consolidated balance sheet, and the corresponding interest income and interest expense gross on the consolidated statement of operations. Any change in fair value of the security is reported through other comprehensive income under SFAS No.115, because the security is classified as “available for sale”.

          However, in a transaction where securities are acquired from and financed under a repurchase agreement with the same counterparty, the acquisition may not qualify as a sale from the seller’s perspective under the provisions of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. In such cases, the seller may be required to continue to consolidate the assets sold, based on their continuing involvement with such investments. Depending on the ultimate outcome of the FASB deliberations, we may be precluded from presenting the assets gross on the consolidated balance sheet and should instead be treating the net investment in such assets as a derivative.

          If it is determined that these transactions should be treated as investments in derivatives, the interest rate swaps entered to hedge interest rate exposure with respect to the borrowings under the associated repurchase agreements would no longer qualify for hedge accounting, but would, as with the underlying asset transactions, also be marked to market through the statement of operations.

          This potential change in accounting treatment does not affect the economics of the transactions but does affect how the transactions would be reported in the consolidated financial statements. Our cash flows, liquidity and ability to pay a dividend would be unchanged, and we do not believe our net equity, taxable income or REIT status would be materially affected. If we were to change the current accounting treatment for these transactions as of December 31, 2005, total assets and total liabilities would each be reduced by approximately $376.9 million. Subsequent to December 31, 2005, we discontinued financing purchases of securities with the same counterparty.

Financial Condition

          All of our assets at December 31, 2005 and December 31, 2004 were acquired through the use of proceeds from our December 2004 initial private and June 2005 initial public offerings, operating cash flows and our use of leverage. We used the proceeds from our June 2005 initial public offering of common stock to create additional leveraging capacity by paying down repurchase agreement obligations.

          The following table summarizes the carrying value of our investment portfolio, excluding credit default swaps, and the respective balance sheet classification as of December 31, 2005:

	Carrying Value

Security Description	Available-for- Sale Securities	Trading Securities	Other Investments	Loans Held For Sale	Loans	Total

	(In thousands)

RMBS	$7,006,132	$4,738	$—	$—	$—	$7,010,870
Asset-backed securities held in CDO(1)	245,511	—	—	—	—	245,511
Loans(2)	—	—	—	291,190	158,111	449,301
Commercial mortgage loans	—	—	—	2,873	—	2,873
Common and preferred equities	15,846	—	12,303	—	—	28,149
High yield corporate bonds(3)	14,642	—	—	—	—	14,642
Other investments	2,921	—	—	—	—	2,921

Total	$7,285,052	$4,738	$12,303	$294,063	$158,111	$7,754,267

(1)	Asset-backed securities held in CDO include RMBS, CMBS and ABS

(2)	Loans exclude credit default swaps with a fair value of approximately $179,000 and a $68.0 million notional value.

(3)	High yield corporate bonds include $7.7 million of bonds held in a CDO

          As of December 31, 2004, we had $445.4 million of RMBS recorded as available-for sale securities and $100.1 million of debt securities issued by U.S. Treasury and government agencies classified as held-to-maturity.

Mortgage-Backed Securities

          During 2005, our mortgage investment strategy was to buy higher coupon, higher premium bonds and take on more prepayment risk than lower dollar-priced strategies. We believe that the potential benefits of our strategy include higher income, wider spreads, and lower hedging costs as higher coupon bonds tend to amortize more quickly and thus require less interest rate swap coverage.

          The table below, in thousands, summarizes the valuation adjustments on our available-for-sale RMBS investments:

	December 31,

	2005	2004

	(in thousands)
Par amount	$7,202,903	$445,413
Interest-only strips(1)	(145,743)	—
Unamortized premium	68,023	—
Unamortized discount	(8,239)	—

Amortized cost	7,116,944	445,413
Unrealized gains	1,217	120
Unrealized losses	(112,029)	(575)

Fair value	$7,006,132	$444,958

(1)	Excess of par amount of underlying reference securities over amortized cost of interest-only strip

          As of December 31, 2005 and December 31, 2004 we held 251 securities and 9 securities with a fair value of $7.0 billion and $0.2 million, respectively, valued below cost. As of December 31, 2005 we held 4 securities with a fair value of $82.3 million that were valued below cost for greater than twelve months. We do not believe any such securities are other-than-temporarily impaired at December 31, 2005 and December 31, 2004 and we have the intent and ability to hold these securities until the value is recovered, which may be to maturity.

          As of December 31, 2005 and December 31, 2004, the RMBS in our portfolio were purchased at a net premium to their par value as our portfolio had an amortized cost of 100.9% and 101.2% of face amount, respectively. The RMBS (excluding the interest-only strips) are valued below par at December 31, 2005 because the weighted-average yield is lower than prevailing market rates. Premium bonds tend to have shorter durations than discount or par bonds and their values are thus less sensitive to interest rate movement. As of December 31, 2005, the relative fair value of our RMBS portfolio versus its amortized cost declined from December 31, 2004 due to an increase in prevailing market interest rates. Our total premium amortization expense for the year ended December 31, 2005 was $16.7 million. As of December 31, 2005, we had $59.8 million of unamortized net premium included in the cost basis of our available-for-sale RMBS securities. Our current weighted average expected life of the portfolio is 4.2 years. Accordingly, under current estimates, the unamortized premium will be substantially amortized into interest income over that time period. We expect amortization expense recorded in interest income to increase in future quarters due to the expected increases in our portfolio and the varying purchase dates of the underlying securities.

          Our net portfolio duration, which is the difference between the duration of the RMBS portfolio and the duration of our repurchase agreements, adjusted for the effects of our interest rate swap portfolio, is 0.34 years at December 31, 2005.

          The following table details our RMBS holdings as of December 31, 2005, of which $7.0 billion and $4.7 million are classified as available-for-sale securities and trading securities, respectively (dollars in thousands):

					Weighted Average

Security Description(1)	Par Amount	Estimated Fair Value	Percent of RMBS	Percent of Total Investments	Coupon	Months to Reset(2)	Yield to Maturity	Contractual Maturity	Constant Pre-payment Rate	Duration in Years

Agency RMBS:
3-1 hybrid adjustable rate	$839,047	$832,161	11.88%	10.73%	4.40%	22	5.24%	11/29/34	24.87	1.63
5-1 hybrid adjustable rate	3,826,135	3,807,634	54.31%	49.10%	4.90%	51	5.26%	04/22/35	17.66	2.09
7-1 hybrid adjustable rate	176,699	174,881	2.49%	2.26%	4.96%	73	5.42%	03/19/35	16.94	2.49
10-1 hybrid adjustable rate	387,334	381,702	5.44%	4.92%	5.17%	114	5.54%	06/22/35	8.03	3.04
30 year fixed rate	540,950	531,145	7.58%	6.85%	5.30%	NA	5.61%	09/05/35	7.03	4.28

Non-Agency RMBS:
AAA-rated fixed rate	299,792	292,641	4.17%	3.77%	5.50%	NA	5.82%	07/14/35	0.09	6.26
AAA-rated hybrid adjustable rate	956,248	955,094	13.62%	12.32%	5.36%	NA	5.62%	05/09/35	22.22	1.76
Other:
Interest-only strips(3)	639,865	35,612	0.51%	0.46%	1.16%	NA	22.83%	12/30/32	14.18	-38.18

Total RMBS	$7,666,070	$7,010,870	100.00%	90.41%

(1)	Includes securities classified as both available-for-sale and trading.

(2)	Represents number of months before conversion to floating rate.

(3)	Interest-only strips represent only the interest portion of a security. Therefore the par amount reflected should not be used as a comparison to fair value.

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

          The constant prepayment rate, or CPR, attempts to predict the percentage of principal that will prepay over the next 12 months based on historical principal paydowns and the current rate environment. As interest rates rise, the rate of refinancings typically declines, which we believe may result in lower rates of prepayment and, as a result, a lower portfolio CPR.

          As of December 31, 2005, the mortgages underlying our hybrid adjustable rate RMBS had fixed interest rates for an average period of approximately 52 months, after which time the interest rates reset and become adjustable. The average length of time until contractual maturity of those mortgages was 30 years from date of issuance.

          After the reset date, interest rates on our hybrid adjustable rate RMBS float based on spreads over various London interbank offered rate, or LIBOR, indices. These interest rates are subject to caps that limit the amount the applicable interest rate can increase during any year, known as an annual cap, and through the maturity of the applicable security, known as a lifetime cap. At December 31, 2005, the weighted average lifetime cap for the portfolio is an increase of 10.2% over the fixed rate, the weighted average maximum increase in the first year that the rates are adjustable is 4.7% and the weighted average maximum annual increase for years subsequent to the first year is 2.0%. The following table, in thousands, summarizes our RMBS, consisting of both available-for-sale and trading securities, according to their expected life classifications:

	December 31,

	2005		2004

Expected Life	Fair Value	Amortized Cost	Fair Value	Amortized Cost

Greater than one year and less than five years	$5,987,824	$6,086,985	$—	$—
Greater than five years and less than ten years	720,652	726,161	444,958	445,413
Greater than ten years	302,394	312,143	—	—

Total	$7,010,870	$7,125,289	$444,958	$445,413

          The expected lives of the RMBS in the tables above are based upon prepayment models obtained through subscription-based financial information service providers. The prepayment model considers current yield, forward yield, slope of the yield curve, current mortgage rates, the mortgage rate of the outstanding loan, loan age, margin and volatility. For purposes of this disclosure, expected life is intended to reflect the estimated period of time the securities in the portfolio will remain outstanding.

          The actual lives of the RMBS in our investment portfolio could be longer or shorter than the estimates in the table above depending on the actual prepayment rates experienced over the lives of the applicable securities and are sensitive to changes in both prepayment rates and interest rates. Our RMBS are recorded in available-for-sale securities in our consolidated balance sheet as of December 31, 2005 and include our inverse interest-only strip securities, with the exception of two inverse interest-only strip securities, with a fair value of $4.7 million, classified as trading securities.

Asset-Backed Securities Held in CDO

          In May 2005, we entered into a warehouse, master repurchase and pledge agreements to fund the purchase of up to $300.0 million of ABS by Pinetree, during the warehouse period. Upon review of the warehouse transaction, we determined that Pinetree was a VIE under FIN 46R and we were the primary beneficiary of the VIE. On November 30, 2005, we terminated the warehouse borrowing and replaced it with the issuance of long-term debt and equity securities by Pinetree. We purchased all of the equity interest in Pinetree, which were issued to us as preference shares and ordinary shares for an aggregate purchase price of $12.0 million. We have consolidated Pinetree since the inception of the warehouse period in May 2005, as it was determined that we were the primary beneficiary of the VIE. The ABS held in Pinetree are included in available-for-sale securities. We accrue interest income on ABS and interest expense on the long-term debt in the consolidated statement of operations.

          The following table summarizes the Pinetree investments by asset class:

Asset Class	Current Face	Current Fair Value	Weighted Average Life

	(In thousands)		(In years)

Residential B/C mortgage	$147,477	$144,296	4.80
Residential A mortgage	29,936	29,250	5.70
Home equity loan	33,853	32,907	4.21
CMBS conduit	25,166	24,826	7.13
CMBS large loan	4,815	4,791	4.23
ABS collateralized bond obligation	4,500	4,445	6.12
Student loan	1,357	1,334	9.36
Automobile loan	2,000	1,978	3.33
Small business loan	1,690	1,684	4.40

Total	$250,794	$245,511	5.09

          The weighted average life calculation for each security represents the accumulation of principal paydowns weighted by the date each paydown is made.

          At December 31, 2005, Pinetree held $245.5 million of ABS classified as available-for-sale securities and $53.0 million of restricted cash and cash equivalents, which are generally being utilized to purchase additional ABS. The ABS are backed primarily by residential mortgages, home equity loans and some commercial mortgages. The portfolio is composed of both fixed and floating rate securities, comprising 27.0% and 73.0% of the portfolio, respectively. The fixed portfolio has a weighted average rate of 5.67% while the variable portfolio has a weighted average spread of 2.09% over LIBOR. The table below summarizes the portfolio by Moody’s rating:

Moody’s Rating	% of Total

Aaa	4.32%
Aa1	0.46%
Aa2	0.80%
Aa3	1.59%
A1	0.29%
A2	4.62%
A3	5.47%
Baa1	10.96%
Baa2	36.71%
Baa3	34.78%

100.00%

          The Moody’s weighted average rating factor, or WARF, for the Pinetree portfolio as of December 31, 2005 is 389, which translates to a weighted average Moody’s rating of between Baa2 and Baa3.

Loans and Credit Derivatives

          At December 31, 2005, we held loans totaling $452.2 million, or 5.8% of our portfolio. We funded $164.1 million directly and $288.1 million via a CDO transaction in one of our taxable REIT subsidiary entities, Market Square, which is directly owned by Deerfield Triarc Capital LLC. The Market Square bank loans and $5.9 million of directly funded loans are classified in held for sale and carried at the lower of cost or fair value. We also own $158.1 million of bank loans classified as held for investment. These loans are carried at amortized cost with any discount or premium accreted or amortized in interest income. We assess loans held for investment for impairment and record an allowance for loan losses if necessary. We identified no estimated probable credit losses in our portfolio as of December 31, 2005 and thus have not provided an allowance for loan losses. The following summarizes our loan portfolio, excluding credit default swaps, by loan classification:

	Carrying Value

	Loans Held
Type of Loan	Loans	for Sale	Total

	(In thousands)

Loans held in CDO	$—	$288,147	$288,147
Structured and syndicated loans	158,111	3,043	161,154
Commercial mortgages	—	2,873	2,873

	$158,111	$294,063	$452,174

          Loans Held in CDO

          In March 2005, we entered into an agreement to finance the purchase of up to $300.0 million of loans by Market Square during the warehouse period. In May 2005, Market Square repaid the warehouse borrowing and issued preference shares of $24.0 million and several classes of notes aggregating $276.0 million. We purchased 100% of the preference shares representing substantially all of the equity interest in Market Square, and thus consolidate Market Square. Upon review of the transaction and subsequent securitization, we determined that Market Square was a VIE under FIN 46R and we were the primary beneficiary of the VIE, causing us to consolidate Market Square. The notes have a weighted average interest rate of LIBOR plus 0.49% and are secured by the loan portfolio. The $288.1 million of loans outstanding are included in loans held for sale, and $276.0 million of notes payable are included in long-term debt. The weighted average coupon spread over LIBOR on the loan portfolio was 2.67% and the weighted average contractual maturity was 5.4 years. The following table summarizes the Market Square loan portfolio by credit rating as of December 31, 2005:

			Weighted Average

Moody’s	Par	Carrying		Contractual
Rating	Value	Value	Spread	Maturity

	(In thousands)

Baa3	$1,000	$1,000	2.50%	12/09/06
Ba1	11,988	12,037	1.90%	09/06/10
Ba2	19,039	19,087	1.96%	08/14/10
Ba3	49,891	50,000	2.29%	12/19/10
B1	78,676	78,674	2.30%	09/01/11
B2	105,935	106,054	3.19%	09/01/11
B3	20,347	20,299	3.42%	10/19/10
Caa1	1,000	996	3.00%	04/27/10

	$287,876	$288,147	2.67%	05/11/11

          The Market Square bank loan portfolio is diversified across more than 30 Moody’s industries as of December 31, 2005. The Market Square portfolio as of December 31, 2005 has a WARF of 2316, which translates to a weighted average Moody’s rating of between B1 and B2.

          Structured and Syndicated Loans

          The following table summarizes our structured and syndicated loans as of December 31, 2005:

		Weighted
	Carrying	Average
Type of Loan	Value	Coupon

	(In thousands)

First and second lien secured loans	$115,829	11.76%
Mezzanine and other	45,325	11.63%

	$161,154	11.72%

          As of December 31, 2005, we had structured and syndicated loans totaling $161.2 million, $158.1 million classified as loans held for investment and $3.1 million of loans held for sale. The mezzanine and other loans are often unsecured.

          Commercial Mortgage Loans

          As of December 31, 2005, we had invested in junior participation interests in commercial mortgages originated by Hometown Commercial Capital, LLC with a total carrying value of $2.9 million. These loan amounts are included in loans held for sale on our consolidated balance sheet.

          Credit Default Swaps

          As of December 31, 2005, we held 22 credit default swaps, as the protection seller, with a notional amount of $68.0 million. As of December 31, 2005, these CDS had a net fair value of $0.2 million, recorded in derivative assets and derivative liabilities in the consolidated balance sheet in the amounts of $0.4 million and $0.2 million, respectively. We held no CDS at December 31, 2004.

Common and Preferred Equities

          At December 31, 2005, our common and preferred equities investments had a total carrying value of $28.1 million. As of December 31, 2005, $15.8 million of these investments are classified as available-for-sale and thus carried at fair value on our balance sheet with changes in fair value recognized in accumulated other comprehensive income until realized and $12.3 million are carried at cost.

Interest Receivable

          At December 31, 2005, our interest receivable of $40.6 million was from the following:

•	RMBS - $34.7 million

•	Loans - $4.2 million

•	Various other investments - $1.5 million

•	Derivatives - $0.2 million

Hedging Instruments

          There can be no assurance that our hedging activities will have the desired beneficial impact on our results of operations, financial condition or net cash flows. Moreover, no hedging activity can completely insulate us from the risks associated with changes in interest rates and prepayment rates. We generally intend to hedge as much of the interest rate risk as Deerfield Capital determines is in the best interest of our stockholders, after considering among other things the cost of such hedging transactions and our desire to maintain our status as a REIT. Our policies do not contain specific requirements as to the percentages or amount of interest rate risk that our Manager is required to hedge.

          During 2005 and 2004, we entered into interest rate swaps and interest rate swap forwards as a means of mitigating our interest rate risk on forecasted interest expense associated with repurchase agreements for a specified future time period, represented by the term of the interest rate swap contract. An interest rate swap is a contractual agreement entered into by two counterparties under which each agrees to make periodic payments to the other for an agreed period of time based upon a notional amount of principal. Under the most common form of interest rate swap, a series of payments calculated by applying a fixed rate of interest to a notional amount of principal is exchanged for a stream of payments similarly calculated but using a floating rate of interest. This is a fixed-floating interest rate swap. We hedge a portion of our floating rate debt by entering into fixed-floating interest rate swap agreements whereby we receive the floating rate of interest and pay a fixed rate of interest. An interest rate swap forward is an interest rate swap based on a floating interest rate to be set at an agreed future date at which time the swap becomes effective.

          At December 31, 2005, we had a portfolio of 200 designated interest rate swaps with maturities ranging from July 2006 to November 2015 and a total notional amount of $5.2 billion and a net fair value of $63.5 million. At December 31, 2004, we had entered into interest rate swaps and interest rate swap forwards with maturities ranging from December 2006 to January 2008 with a notional amount of $240.7 million. Under the interest rate swap agreements in place at December 31, 2005 and December 31, 2004, we receive interest at rates that reset periodically, generally every one or three months, and usually pay a rate fixed at the initiation of and for the life of the swap agreements. The current market value of interest rate swaps is heavily dependent on the current market fixed rate, the corresponding term structure of floating rates as well as the expectation of changes in future floating rates (yield curve). As expectations of future floating rates change, the market value of interest rate swaps changes. Based on the daily market value of those interest rate swaps and interest rate swap forward contracts, our counterparties may request additional margin collateral or we may request additional collateral from our counterparties to ensure that an appropriate margin account balance is maintained at all times through the maturity of the contracts. At December 31, 2005, the unrealized gain on interest rate swap transactions in accumulated other comprehensive income of $70.5 million includes deferred gains on terminated swaps of $2.7 million that will be amortized over the original hedging period. At December 31, 2004, the unrealized loss on interest rate swap and interest rate swap forward contracts in accumulated other comprehensive income was $0.3 million on contracts entered into since our commencement of operations on December 23, 2004.

          At December 31, 2005, we held three interest rate swaps with a total notional amount of $103.3 million that were not designated as hedges. At December 31, 2005, these interest rate swaps had a total negative fair value of $0.3 million, recorded in derivative liabilities in the consolidated balance sheet. At December 31, 2004, we held no such derivatives.

Liabilities

          We have entered into repurchase agreements to finance many of our purchases of RMBS. These agreements are secured by RMBS and bear interest rates that have historically moved in close relationship to LIBOR. As of December 31, 2005 and December 31, 2004, we established 17 and six borrowing relationships, respectively, with various investment banking firms and other lenders. As of December 31, 2005 and December 31, 2004, we had utilized 11 and two of those relationships, respectively.

          At December 31, 2005 and December 31, 2004, we had outstanding repurchase agreement liabilities of $6.8 billion and $317.8 million, including accrued interest, with weighted-average current borrowing rates of 4.31% and 2.47%, respectively. We intend to renew these repurchase agreements as they mature under the then-applicable borrowing terms of the counterparties to the repurchase agreements. At December 31, 2005 and December 31, 2004, the repurchase agreements were secured by RMBS and other investment securities with an estimated fair value of $6.8 billion and $328.8 million, respectively, and had weighted-average remaining maturities of 30 days and 59 days, respectively. The net amount at risk, defined as fair value of securities sold, plus accrued interest income, minus repurchase agreement liabilities, plus accrued interest expense, with all counterparties was $108.2 million and $11.0 million at December 31, 2005 and December 31, 2004, respectively. See details of the net amount at risk later in this section under the heading “Liquidity and Capital Resources.”

          On December 20, 2005 we declared a dividend of $0.35 per common share payable to shareholders of record as of December 30, 2005. As of December 31, 2005 we had a dividend payable related to this declared dividend totaling $18.1 million. The dividend was paid on January 30, 2005. There was no dividend outstanding as of December 31, 2004.

          We terminated warehousing agreements and replaced these liabilities with the issuance of long-term debt and equity securities by Pinetree and Market Square as of November 30, 2005 and May 10, 2005, respectively. The Pinetree and Market Square long-term debt issuances bear weighted average interest rates, that reset quarterly, of LIBOR plus 0.547% and 0.493% and based on the last reset date were 5.02% and 4.66%, respectively, as of December 31, 2005. As of December 31, 2005, we have $288.0 million and $276.0 million of long-term debt resulting from the Pinetree and Market Square transactions, respectively.

          On September 29, 2005, we issued $51.6 million of unsecured junior subordinated notes payable to the Trust. The notes mature on October 23, 2035, but are callable on or after October 10, 2010. Interest is payable quarterly at a floating rate equal to LIBOR plus 3.50%. This rate was 7.43% at December 31, 2005.

          At December 31, 2005, we had $77.3 million due to broker; all unsettled amounts settled in January 2006. The due to broker consisted of the following:

•	Unsettled mortgage securities purchases of $28.2 million, all of which were to be announced, or TBA, RMBS

•	Unsettled asset-back securities purchase of $1.3 million

•	Unsettled bank loan purchases of $21.6 million

•	Unsettled repurchase agreements $12.2 million

•	Swap margin due to broker of $14.0 million

          At December 31, 2004, we had unsettled mortgage securities purchases of $117.7 million that subsequently settled in January 2005. Of this amount, $59.8 million related to TBA RMBS purchases.

          Interest payable at December 31, 2005 of $18.3 million consists of:

•	Net accrued interest payable on interest rate swaps - $13.7 million

•	Market Square long-term debt interest payable - $2.6 million

•	Pinetree long-term debt interest payable - $1.3 million

•	Unsecured junior subordinated interest payable to the Trust - $0.7 million

          There was no interest payable at December 31, 2004.

          At December 31, 2005, we had $2.5 million payable to our Manager for management and incentive fees totaling $1.2 million and $1.3 million, respectively. At December 31, 2004, we had $0.2 million payable to our Manager.

          At December 31, 2005 and December 31, 2004, we recorded a liability of $47,000 and $0.9 million, respectively, for unpaid costs incurred in the private offering of our shares and subsequent required resale shelf registration.

          At December 31, 2005, other payables consist primarily of liabilities for audit-related and tax services of $0.3 million and various other payables of $0.1 million. At December 31, 2004, other payables consisted primarily of organizational costs of $0.1 million.

Stockholders’ Equity

          Stockholders’ equity at December 31, 2005 was $697.2 million and primarily consisted of the following 2005 activity:

•	Net proceeds from our initial public offering - $363.1 million

•	Net unrealized losses on available-for-sale securities - $114.9 million

•	Unrealized gains on cash flow hedges - $70.2 million (including $2.7 million of deferred gains on terminated interest rate swaps that will be amortized over the original hedging period)

•	Deferred equity compensation for restricted stock and restricted option grants to our Manager - $3.8 million

•	Retained deficit - $3.4 million (consisting of $45.9 million of net income reduced by $49.3 million of dividends declared)

          Stockholders’ equity at December 31, 2004 was $378.0 million and primarily consisted of the following 2004 activity:

•	Net proceeds from our private offering on December 23, 2004 - $378.9 million

•	Net unrealized losses on available-for-sale securities - $0.5 million

•	Net unrealized losses on cash flow hedges as hedges - $0.2 million

•	Retained deficit - $0.3

          Our common stock was declared effective by the Securities and Exchange Commission on June 28, 2005. Trading of our shares commenced on June 29, 2005 on the New York Stock Exchange under the ticker symbol DFR.

Results of Operations

For the year ended December 31, 2005

Summary

          Our net income for the year ended December 31, 2005 was $45.9 million or $1.17 per weighted-average basic and diluted share outstanding. We used the proceeds of the initial public offering of our shares received in early July to pay down repurchase agreement debt that came due throughout July. We then used the resulting increased leverage capacity to make purchases of RMBS assets that had settlement dates in July, August and September.

          We spent the better part of 2005 establishing and diversifying our investment portfolio and raising additional capital through equity and debt issuances. In addition to investing and leveraging the $378.9 million and $363.1 million of net proceeds from our initial private placement on December 23, 2004 and our initial public offering, which commenced on July 29, 2005 and closed on July 5, 2005, respectively, we also closed two CDO and one trust preferred debt transaction during 2005. The two CDO transactions, Market Square and Pinetree, combined to raise proceeds which as of December 31, 2005 increased our investment portfolio by $541.3 million and have a target in the aggregate of $600.0 million, funded by $564.0 million from long-term debt and $36.0 million from equity issuances of CDO preference and ordinary shares. Additionally, in September 2005, DTC LLC issued $51.6 million of junior subordinated debt to the Trust, which was formed through the issuance $50.0 million of preferred shares to unaffiliated investors and $1.6 million of common equity owned 100% by us.

          As of December 31, 2005, we had $7.8 billion in our investment portfolio. Our investment portfolio primarily consists of mortgage-backed securities, accounting for $7.0 billion, or 90.4% of our total portfolio. We have focused our diversification efforts toward investments in loans, which totaled $452.2 million, or 5.8%, of our portfolio and asset-backed securities held in a CDO, which totaled $245.5 million, or 3.2%, of our portfolio. We expect to continue the diversification of our portfolio during 2006. In addition to these investments, we have also invested in other alternative investments as a means of increasing overall earnings.

          We expect to continue our opportunistic investment selection and strategy of limiting interest rate risk through active hedging risk management in an effort to mitigate the impact of the rising interest rate environment. We also expect to continue the diversification of our investment portfolio during 2006 and continue our focus on managing the volatility of the mortgage portfolio and achievement of our targeted margins in a challenging interest rate environment.

Net Interest Income

          Net interest income for the year ended December 31, 2005 was $58.7 million.

          Interest income of $236.1 million primarily resulted from:

•	RMBS securities - $204.7 million (net of $16.7 million of RMBS purchase premium amortization)

•	Loans - $17.9 million

•	Short-term investments - $4.1 million

•	Asset-backed securities held in CDO - $6.8 million

•	All other asset classes - $2.6 million

          Interest expense of $177.4 million primarily resulted from:

•	Repurchase agreements - $166.3 million (including $10.7 million related to designated hedging activity primarily from interest rate swaps)

•	Long-term debt - $10.7 million

•	Amortization of debt issuance costs - $0.3 million

•	Margin borrowing - $0.1 million

Other Income and Gain (Loss)

          Other income and gain (loss) for the year ended December 31, 2005 of $5.4 million consisted of the following items:

•	Gains realized from sale of available-for-sale securities - $5.4 million

•	Net loss on trading securities - $3.6 million

•

Net gain on derivatives - $3.8 million (including $1.2 million from gains on interest rate swaps not designated as part of our hedging strategy, $1.7 million of de-designated and replaced derivatives and $0.9 million of net gain on credit default swaps).

•	Net loss on loans - $0.4 million (including $0.2 million of realized gains and $0.6 million of unrealized losses)

•	Dividend income - $0.3 million

Expenses

          Expenses were $18.2 million for the year ended December 31, 2005. Management and incentive fees of $15.1 million consist of $9.9 million base management fees payable to Deerfield Capital in accordance with our management agreement and $3.8 million of amortization related to the restricted stock and restricted stock options granted to Deerfield Capital in addition to an incentive fee of $1.3 million earned during the fourth quarter of 2005. Insurance premiums expense for directors and officers were $0.7 million. Professional services fees of $0.9 million consisted primarily of audit, audit-related and tax fees of $0.5 million and legal fees of $0.4 million. Other general and administrative expenses of $1.6 million included director fees of $0.3 million, system project expenses of $0.3 million, $0.1 million of tax expense for Deerfield Triarc TRS Holdings, banking and other administrative fees of $0.2 million and other expenses of $0.7 million.

Income Tax Benefits

          We have elected and intend to continue our qualification, as a REIT under the Code. Accordingly, we are not subject to federal or state income tax to the extent that we distribute all taxable income to our stockholders and certain REIT asset, income and ownership tests and record keeping requirements are fulfilled. We continue to make and hold most of our investments and conduct most of our other operations through our wholly owned limited liability company subsidiary. Even if we qualify for exemption from federal taxation as a REIT, we may be subject to some amount of federal, state and local taxes on our taxable income. Deerfield Triarc TRS Holdings, Inc., our domestic taxable REIT subsidiary, is taxed as a regular subchapter C corporation under the provisions of the Code. Deerfield Triarc TRS Holdings, Inc. was formed to make, from time to time, certain investments that would not be REIT qualifying investments if made directly by us and to earn income that would not be REIT qualifying income if earned directly by us. For the year ended December 31, 2005, Deerfield Triarc TRS Holdings, Inc. consisted primarily of short-term bank loan and bond trading positions and resulted in gross taxable income of $0.2 million less tax expense of $0.1 million.

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

For the Period from December 23, 2004 (Commencement) through December 31, 2004

Summary

          For the period from December 23, 2004 through December 31, 2004, our net loss was $0.3 million. While we entered into a significant number of MBS trades during that period, many of these trades did not settle until January 2005. All RMBS trades that settled in 2004 did so on December 31, resulting in no interest income or premium amortization expense for the period on the securities. This is a result of the timing of the ramp up of the portfolio. The securities that settled prior to December 31, 2004 were classified as held to maturity and were principally comprised of zero coupon bonds, which produced some discount accretion income for the period.

Net Interest Income

          Net interest income for the period was $0.1 million. Interest income of $0.2 million primarily consisted of $0.1 million from short-term investments and $50,000 of discount accretion income. Interest expense of $49,000 consisted of $22,000 related to repurchase agreements and $27,000 related to interest rate swaps.

Other Income and Gain (Loss)

          We had no other income gain or loss for the period.

Expenses

          Expenses were $0.4 million for the period. Management fees of $0.3 million consisted of $0.2 million base management fees payable to Deerfield Capital in accordance with our management agreement and $0.1 million of amortization related to the restricted stock and stock options granted to Deerfield Capital. Deerfield Capital did not earn an incentive fee during the period. Directors’ fees and insurance premiums expense for directors and officers, was $16,000. We incurred expenses for professional services, including legal and accounting fees, of $61,000. Other general and administrative expenses primarily related to our organization were $0.1 million, which was incurred by Deerfield Capital and was reimbursed under the management agreement.

Income Tax Benefits

          As of December 31, 2004, we held our investments and conducted our other operations directly or through our wholly owned limited liability company subsidiary resulting in no income tax for 2004.

Contractual Obligations and Commitments

          The table below summarizes our contractual obligations as of December 31, 2005:

Contractual Obligations

	Payments due by Period

		Less than			More than
	Total	1 year	1- 3 years	3 - 5 years	5 years

	(In thousands)

Repurchase agreements	$6,768,396	$6,768,396	$—	$—	$—
Unsettled investment purchases	51,094	51,094	—	—	—
Unfunded loan commitments (1)	25,264	25,264	—	—	—
Dividends payable (2)	18,081	18,081	—	—	—
Management and incentive fee (3)	2,453	2,453	—	—	—
Long-term debt	615,550	—	—	—	615,550

Total	$7,480,838	$6,865,288	$—	$—	$615,550

(1)

The unfunded loan commitments represent all amounts unfunded as of December 31, 2005. These amounts may or may not be funded to the borrowing party now or in the future. The unfunded loans related to loans with various terms but we are showing this amount in the less than one year as this entire amount is eligible for funding to the borrowers of December 31, 2005.

(2)	On December 20, 2005, we declared a dividend of $0.35 per common share outstanding paid on January 30, 2006 to holders of record on December 30, 2005

(3)	The management and incentive fee payable represents the December 2005 management fee of $1.2 million and fourth quarter 2005 incentive fee of $1.3 million, of which $0.2 million will be paid in stock.

Off-Balance Sheet Arrangements

          In September 2005, we formed Deerfield Triarc Capital Trust I (the Trust), a variable interest entity. Through our wholly owned subsidiary, DTC LLC, we own 100% of the common shares of the Trust, which also issued $50.0 million of preferred shares to unaffiliated investors. DTC LLC issued junior subordinated debt securities to the Trust of $51.6 million, which are guaranteed by us. The rights of common shares of the Trust are subordinate to the rights of the preferred shares only in the event of a default, otherwise the common shareholder shares economic and voting rights rank pari passu with the preferred shareholders. We record the investment in the Trust’s common shares as other investments at cost and record dividend income upon declaration by the Trust. See “Part II - Item 8. Financial Statements and Supplementary Data” in Note 2 for a summary of the Trust transaction. The junior subordinated debt securities are recorded as long-term debt and debt issuance costs are deferred in prepaid and other assets in the condensed consolidated balance sheet. Interest on the debt securities and amortization of debt issuance costs are recorded in the consolidated statements of operations in interest expense.

          As of December 31, 2004, we did not maintain any other relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of December 31, 2005 and December 31, 2004 we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide additional funding to any such entities, except for the Trust described above.

Liquidity and Capital Resources

          We held cash and cash equivalents of $35.5 million at December 31, 2005.

          Our operating activities used cash of $197.0 million during the year ended December 31, 2005 primarily through net income of $45.9 million adjusted by net premium and discount amortization of $17.0 million, net change in assets and liabilities of $42.4 million, and proceeds from loans held for sale, principal payments and sales of $101.8 million and $92.2 million, respectively. These increases to cash were offset primarily by net purchase of loans held for sale, primarily by Market Square, of $488.4 million and purchase of trading securities of $9.4 million. As a result of the closing of the Market Square CLO transaction on May 10, 2005, we terminated the warehouse participation agreement, paid the related borrowing and acquired loans held for sale.

          Our investing activities used cash of $7.4 billion during the year ended December 31, 2005 primarily from purchase of available-for-sale securities, loans held for investment, held-to maturity securities and other investments totaling $10.6 billion, offset primarily by proceeds received on sale of available-for-sale securities of $2.2 billion, principal payments received on available-for-sale securities of $934.4 million and proceeds on maturities of held-to-maturity securities of $135.0 million.

          Our financing activities provided cash of $7.4 billion during the year ended December 31, 2005, primarily from net borrowings under repurchase agreements of $6.4 billion, proceeds from issuance of Market Square, Pinetree and trust preferred debt securities of $615.6 million and proceeds from our initial public offering of $365.8 million, offset by debt and equity offering costs of $4.0 million and dividends paid of $31.2 million.

          Sources of Funds

          Our source of funds, excluding our December 2004 initial private offering and June 2005 initial public offering and proceeds from issuance of Market Square, Pinetree and trust preferred debt securities, as of December 31, 2005 and December 31, 2004, consisted of net proceeds from repurchase agreements totaling $6.4 billion and $317.8 million, respectively, with a weighted-average current borrowing rate of 4.31% and 2.47%, respectively, which we used to finance the acquisition of mortgage-related assets. We expect to continue to borrow funds in the form of repurchase agreements. As of December 31, 2005 we had established 17 borrowing arrangements with various investment banking firms and other lenders, 11 of which were in use on December 31, 2005. Increases in short-term interest rates could negatively impact the valuation of our mortgage-related assets, which could limit our borrowing ability or cause our lenders to initiate margin calls. Amounts due upon maturity of our repurchase agreements will be funded primarily through the rollover/reissuance of repurchase agreements and monthly principal and interest payments received on our mortgage-backed securities.

          The following table presents certain information regarding our debt obligations as of December 31, 2005 and December 31, 2004:

	Amount at Risk (1)		Weighted-Average Maturity of Repurchase Agreements in Days

	December 31,		December 31,

Repurchase Agreement Counterparties:	2005	2004	2005	2004

	(In thousands)

Bear, Stearns & Co. Inc.	$(8,793)	$3,793	26	59
Barclays Bank Plc.	1,482	—	46	—
Countrywide Securities Corp.	15,990	7,231	38	59
Credit Suisse First Boston LLC	31,975	—	29	—
JPMorgan Chase and Co.	748	—	26
Lehman Brothers Inc.	40	—	12	—
Merrill Lynch & Co., Inc.	26,600	—	26	—
Mitsubishi Securities (USA), Inc.	16,228	—	9	—
Morgan Stanley & Co. Incorporated	1,321	—	17	—
Nomura Securities International	(5,347)	—	28	—
UBS Securities LLC	28,005	—	44	—

Total	$108,249	$11,024

(1)	Equal to the fair value of securities pledged, plus accrued interest income, minus repurchase agreement liabilities, plus accrued interest expense.

          Except as noted below, the repurchase agreements for our repurchase facilities do not include substantive provisions other than those contained in the standard master repurchase agreement as published by the Bond Market Association. The agreement for one repurchase facility includes provisions that (a) limit our ability to resell or transfer bearer debt securities issued by a non-US entity and securities that have not been registered under the Securities Act and (b) establish an event of default upon our insolvency or our default under any other agreement with the counterparty. Another repurchase facility includes provisions that establish termination events if (a) we incur a net asset value decline of 15% on a monthly basis, 25% on a quarterly basis and 35% on an annual basis, except that net asset value reductions resulting from distributions are excluded in measuring such declines, (b) we fail to maintain a minimum net asset value of $188 million, (c) Deerfield Capital ceases to be our manager, (d) we fail to qualify as a REIT or (e) we fail to deliver certain documents, including monthly net asset value, prospectus, performance or other reports delivered to our stockholders and an annual representation of our president or chief financial officer. An event of default or termination event under the standard master repurchase agreement or additional provisions explained above would give our counterparty the option to terminate all repurchase transactions existing with us and make any amount due by us to the counterparty to be payable immediately.

          We intend to make regular quarterly distributions of all or substantially all of our REIT taxable income to holders of our common stock. In order to avoid corporate-level income tax on the income we distribute to our stockholders, we are required to distribute 100% of our REIT taxable income and short-term capital gains on an annual basis. This requirement can impact our liquidity and capital resources. The following, in thousands, except per share data, summarizes our quarterly distributions:

Declaration	Record	Payment	Per Share	Dividend
Date	Date	Date	Dividend	Payment

03/31/05	03/24/05	04/29/05	$0.225	$6,149
06/14/05	06/22/05	07/15/05	0.350	9,569
10/26/05	11/07/05	11/21/05	0.300	15,498
12/20/05	12/30/05	01/30/06	0.350	18,081

		Total	$1.225	$49,297

          For our short-term (one year or less) and long-term liquidity, we also rely on the cash flow from operations, primarily monthly principal and interest payments to be received on our mortgage-backed securities, as well as any primary securities offerings authorized by our board of directors and through our match-funded CDO strategy. Our CDO strategy is dependent upon our ability to place the match-funded debt we intend to create in the market at spreads that provide a positive arbitrage. If spreads for CDO borrowings widen or if demand for such borrowings ceases to exist, then our ability to execute the CDO strategy will be restricted.

          Based on our current portfolio, leverage rate and available borrowing arrangements, we believe that the net proceeds of our December 2004 private offering and June 2005 initial public offerings combined with the cash flow from operations and the utilization of borrowings, will be sufficient to enable us to meet anticipated short-term (one year or less) liquidity requirements such as to fund our investment activities, pay fees under our management agreement, fund our distributions to stockholders and for general corporate expenses. However, an increase in prepayment rates substantially above our expectations could cause a temporary liquidity shortfall due to the timing of the necessary margin calls on the financing arrangements and the actual receipt of the cash related to principal paydowns. If our cash resources are at any time insufficient to satisfy our liquidity requirements, we may have to sell some of our investment securities. If required, the sale of MBS at prices lower than their carrying value would result in losses and reduced income. A sale of a portion of our MBS portfolio could also call into question our intent and ability to hold the remaining securities until their values recover, requiring us to recognize unrealized losses. As explained more fully below, we have additional capacity to leverage our equity further should the need for additional short term (one year or less) liquidity arise.

          Our ability to meet our long-term (greater than one year) liquidity and capital resource requirements will be subject to obtaining additional debt financing and equity capital. We may increase our capital resources by consummating public offerings of equity securities, possibly including classes of preferred stock, common stock, commercial paper, medium-term notes, CDOs, collateralized mortgage obligations and senior or subordinated notes. Such financing will depend on market conditions for capital raises and for the investment of any proceeds. If we are unable to renew, replace or expand our sources of financing on substantially similar terms, it may have an adverse effect on our business and results of operations. In the unlikely event of a liquidation, holders of our debt securities and shares of preferred stock and lenders with respect to other borrowings will receive a distribution of our available assets prior to the holders of our common stock.

          We generally seek to borrow between eight and 12 times the amount of our equity. At December 31, 2005, our total debt was $7.4 billion, which represented a leverage ratio of approximately 10.6 times.

Trust preferred securities issuance

          On September 29, 2005, Deerfield Triarc Capital Trust I completed the issuance and sale in a private placement of $50.0 million in aggregate principal amount of trust preferred securities. DTC LLC owns 100% of the outstanding common securities of the Trust. The trust preferred securities mature on October 30, 2035 and may be called at par any time after October 30, 2010. The trust preferred securities require quarterly distributions of interest by the Trust to the holders of the trust preferred securities. Distributions will be payable quarterly at a floating interest rate equal to the London interbank offered rate, or LIBOR, plus 3.50% per annum through October 30, 2035. The Trust simultaneously issued 1,550 shares of the Trust’s common securities to DTC LLC for a purchase price of $1.6 million that constitutes all of the issued and outstanding common securities of the Trust.

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

          The junior subordinated notes were issued pursuant to a junior subordinated indenture, dated September 29, 2005, between DTC LLC and JPMorgan Chase Bank, National Association, as trustee. The terms of the junior subordinated notes are substantially the same as the terms of the trust preferred securities. The interest payments on the junior subordinated notes paid by DTC LLC will be used by the Trust to pay the quarterly distributions to the holders of the trust preferred securities and common stock. The indenture permits us to redeem the junior subordinated notes (and thus a like amount of the trust preferred securities) on or after October 30, 2010. If we redeem any amount of the junior subordinated notes, the Trust must redeem a like amount of the trust preferred securities.

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

Estimated REIT Taxable Income

          Estimated REIT taxable income, which is a non-GAAP financial measure, is calculated according to the requirements of the Internal Revenue Code, rather than GAAP. The following table reconciles GAAP net income to estimated REIT taxable income for the years ended December 31, 2005 and the period from December 23, 2004 (commencement) to December 31, 2004:

		Period from
		December 23, 2004
	Year ended	(Commencement) to
	December 31, 2005	December 31, 2004

	(In thousands)

GAAP net income (loss)	$45,921	$(291)

Adjustments to GAAP net income:
Organization costs	24	95
Hedge ineffectiveness	327	27
Stock and options grant	1,956	95
Tax premium/discount amortization difference	1,125	—
Removal of unrealized (gain) loss	4,460	—
Amortization recognized for tax on interest-only RMBS	2,437	—
Basis difference on sold interest-only RMBS	(2,246)	—
Gain on terminated swaps, including amortization	(1,909)	—
Non-allowable deduction for meals and entertainment	52	—
Accrued income deemed return of capital for tax	(1,384)	—
Market Square CLO Ltd. discount amortization difference	(39)	—
Exclusion of Deerfield Triarc TRS Holdings, LLC net income	(149)	—

Net adjustments to GAAP net income	4,654	217

Estimated REIT taxable income (loss)	$50,575	$(74)

          The tax accretion calculations of original issue discount (OID) on interest-only (IO) securities are dependent on factors provided by administrators of the underlying mortgage pools. These factors are influenced by actual versus planned prepayment activity and net interest spread on the underlying mortgage pools, and as a result, recognition of tax OID accretion income is subject to change. We therefore believe that the OID contribution to our estimated taxable income as of December 31, 2005 is not necessarily indicative of what our final taxable income will be for the year. OID accretes to the tax basis of the IO securities, thus upon sale of such a security, the tax cost basis will be higher than the book basis resulting in a smaller tax gain.

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

Recent Developments

          On March 10, 2006, we entered into a $300 million warehouse funding agreement with Wachovia Capital Markets, LLC (the “Facility”). Financing under the Facility will be secured by assets ranging from syndicated bank loans to subordinated notes and preferred stock. Advance rates under the Facility will vary by asset type. The Facility will be made available to two bankruptcy remote special purpose vehicles, which will be consolidated pursuant to the requirements of FIN 46R. We expect to pursue term funding of these assets via securitization in a CDO structure at some point in the future. The loans will be classified as held for investment.

Inflation

          Virtually all of our assets and liabilities are interest rate sensitive in nature. As a result, interest rates and other factors influence our performance more than inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. Our financial statements are prepared in accordance with GAAP and our distributions are determined by our board of directors based primarily on our net income as calculated for tax purposes and cash flow considerations; in each case, our activities and balance sheet are measured with reference to historical cost or fair value without considering inflation.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

          As of December 31, 2005, the primary component of our market risk was interest rate risk, as described below. While we do not seek to avoid risk completely, we believe that a significant portion of the risk can be quantified from historical experience. We seek to actively manage interest rate risk, and regularly assess whether the portfolio is being compensated for the inherent market risks to which it is exposed. In light of these risks, we regularly consider our capital levels and believe that our capital is sufficient.

Interest Rate Risk

          We are subject to interest rate risk primarily in connection with our investments in hybrid adjustable-rate and fixed-rate RMBS and our related debt obligations, which are generally repurchase agreements of short duration that periodically reset at current market rates. We seek to manage this risk through utilization of derivative contracts, primarily interest rate swap agreements.

Effect on Net Interest Income

          We fund our investments in long-term, hybrid adjustable-rate and fixed-rate RMBS with short-term borrowings under repurchase agreements. During periods of rising interest rates, short-term borrowing costs tend to increase while the income earned on hybrid adjustable-rate (during the fixed-rate component of such securities) and fixed-rate RMBS may remain substantially unchanged. This results in a narrowing of the net interest spread between the related assets and borrowings and may even result in losses.

          In order to mitigate our interest rate exposure, we have entered into 200 designated interest rate swap hedging transactions as of December 31, 2005. The following table, in thousands, summarizes the expiration dates of these contracts and their notional amounts:

Notional
Expiration Date	Amount

2006	$83,000
2007	575,400
2008	3,594,650
2010	734,700
2015	258,700

Total	$5,246,450

          Hedging techniques are partly based on assumed levels of prepayments of our RMBS. If prepayments are slower or faster than assumed, the life of the RMBS will be longer or shorter, which would reduce the effectiveness of any hedging strategies we may use and may cause losses on such transactions. Hedging strategies involving the use of derivative instruments are highly complex and may produce volatile returns.

Extension Risk

          The majority of our securities portfolio is hybrid adjustable-rate RMBS, which have interest rates that are fixed for the first few years of the loan (typically in three, five, seven or 10 years) and thereafter reset periodically on the same basis as adjustable-rate RMBS. We compute the projected weighted-average life of our hybrid adjustable-rate RMBS based on assumptions regarding the rate at which the borrowers will prepay the underlying mortgages. In general, when a fixed-rate or hybrid adjustable-rate residential mortgage-backed security is funded by a short-term borrowing, we may, but are not required to, enter into an interest rate swap agreement or other hedging instrument that effectively fixes a portion of our borrowing costs for a period close to the anticipated weighted-average life of the fixed-rate portion of the related RMBS. This strategy is designed to protect a portion of our portfolio from increased funding costs due to rising interest rates because the borrowing costs are not fixed for the duration of the fixed-rate portion of the related residential mortgage-backed security.

          We have structured our swaps to roll off or expire in conjunction with the estimated weighted average life of the fixed period of the mortgage portfolio. However, if prepayment rates decrease in a rising interest rate environment, the weighted average life of the fixed-rate portion of the related RMBS could extend beyond the term of the swap agreement or other hedging instrument. This could have a negative impact on our results from operations, as borrowing costs would no longer be effectively fixed after the end of the hedging instrument while the income earned on the remaining hybrid adjustable-rate RMBS would remain fixed for a period of time. This situation may also cause the market value of our hybrid adjustable-rate RMBS to decline, with little or no offsetting gain from the related hedging transactions. In extreme situations, we may be forced to sell assets to maintain adequate liquidity, which could cause us to incur losses.

Hybrid Adjustable-Rate RMBS Interest Rate Cap Risk

          We also invest in hybrid adjustable-rate RMBS which are based on mortgages that are typically subject to periodic and lifetime interest rate caps and floors, which limit the amount by which the security’s interest yield may change during any given period. However, our borrowing costs pursuant to our repurchase agreements will not be subject to similar restrictions. Therefore, in a period of increasing interest rates, interest rate costs on our borrowings could increase without limitation by caps, while the interest-rate yields on our hybrid adjustable-rate RMBS could be limited by caps. These factors could lower our net interest income or cause a net loss during periods of rising interest rates, which would harm our financial condition, cash flows and results of operations.

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

          Our analysis of risks is based on management’s experience, estimates, models and assumptions. These analyses rely on models, which utilize estimates of fair value and interest rate sensitivity. Actual economic conditions or implementation of investment decisions by our management may produce results that differ significantly from the estimates and assumptions used in our models and the projected results reflected herein.

Prepayment Risk

          Prepayments are the full or partial repayment of principal prior to contractual due dates of a mortgage loan and often occur due to refinancing activity. Prepayment rates for existing RMBS generally increase when prevailing interest rates fall below the market rate existing when the underlying mortgages were originated. In addition, prepayment rates on adjustable-rate and hybrid adjustable-rate RMBS generally increase when the spread between long-term and short-term interest rates declines or becomes negative. Prepayments of RMBS could harm our results of operations in several ways. Some adjustable-rate mortgages underlying our adjustable-rate RMBS may bear initial teaser interest rates that are lower than their fully-indexed rates, which refers to the applicable index rates plus a margin. In the event that such an adjustable-rate mortgage is prepaid prior to or soon after the time of adjustment to a fully-indexed rate, the holder of the related residential mortgage-backed security would have held such security while it was less profitable and lost the opportunity to receive interest at the fully-indexed rate over the expected life of the adjustable-rate residential mortgage-backed security. Although we currently do not own any adjustable-rate RMBS with teaser rates, we may obtain some in the future which would expose us to this prepayment risk. Additionally, we currently own RMBS that were purchased at a premium. The prepayment of such RMBS at a rate faster than anticipated would result in a write-off of any remaining capitalized premium amount and a consequent reduction of our net interest income by such amount. Finally, in the event that we are unable to acquire new RMBS or are forced to acquire RMBS with lower coupon rates due to prevailing market conditions to replace the prepaid RMBS, our financial condition, cash flow and results of operations could be negatively impacted.

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

          The following sensitivity analysis table shows the estimated impact on the fair value of our RMBS interest rate-sensitive investments (including available-for-sale investments of $7.0 billion and trading investments of $4.7 million), repurchase agreement liabilities, and interest rate swaps at December 31, 2005, assuming rates instantaneously fall 100 basis points and rise 100 basis points:

	Interest Rates		Interest Rates
	Fall 100		Rise 100
	Basis Points	Unchanged	Basis Points

	(In Thousands)

RMBS
Fair value(1)	$7,129,994	$7,010,870	$6,829,422
Change in fair value	$119,124		$(181,448)
Change as a percent of fair value	1.70%		-2.59%
Designated and Undesignated Interest Rate Swaps
Fair value	$(73,825)	$63,174	$194,937
Change in fair value	$(136,999)		$131,763
Change as a percent of fair value	n/m		n/m
Net Portfolio Impact	$(17,875)		$(49,685)

(1)	Includes RMBS classified as available-for-sale and trading.

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

          At December 31, 2005, substantially all investments in our alternative investments portfolio (non-MBS) are instruments with variable interest rates that are indexed to LIBOR. Because the variable rates on these instruments are short term in nature, we are not exposed to material changes in fair value as a result of changes in interest rates.

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

          We seek to manage our credit risk exposure in repurchase agreements and derivative transactions by transacting only with investment grade counterparties and obtaining collateral where appropriate. We evaluate the creditworthiness of all potential counterparties by reviewing such factors as credit rating, financial position and reputation, and by setting limits on open positions with any single counterparty. To the extent that we hold corporate bonds and other credit sensitive securities, we are exposed to credit risk relating to whether the issuer will meet its principal and interest obligations. We seek to manage this exposure by performing investment due diligence on issuers and by seeking to obtain returns on investment commensurate with their risk.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

DEERFIELD TRIARC CAPITAL CORP.
INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	64
Consolidated Balance Sheets as of December 31, 2005 and December 31, 2004	65
Consolidated Statements of Operations for the year ended December 31, 2005 and for the Period from December 23, 2004 (Commencement) to December 31, 2004	66
Consolidated Statements of Stockholders’ Equity for the Period from December 23, 2004 (Commencement) through December 31, 2004 and for the Year Ended December 31, 2005	67
Consolidated Statements of Cash Flows for the year ended December 31, 2005 and Period from December 23, 2004 (Commencement) to December 31, 2004	68
Notes to Consolidated Financial Statements	69

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Deerfield Triarc Capital Corp.
Chicago, Illinois

We have audited the accompanying consolidated balance sheets of Deerfield Triarc Capital Corp. and its subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2005 and the period from December 23, 2004 (commencement) to December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Deerfield Triarc Capital Corp. and its subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for the year ended December 31, 2005 and the period from December 23, 2004 (commencement) to December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP
Chicago, Illinois
March 10, 2006

DEERFIELD TRIARC CAPITAL CORP. AND ITS SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,

	2005	2004

ASSETS
Cash and cash equivalents	$35,542	$268,686
Due from broker	191,845	—
Restricted cash and cash equivalents	85,311	—
Available-for-sale securities, including $6,847,723 and $327,636 pledged—at fair value	7,285,052	444,958
Held to maturity securities—at amortized cost	—	100,125
Trading securities—at fair value	4,738	—
Other investments	12,303	—
Derivative assets	69,406	—
Loans held for sale	294,063	—
Loans	158,111	—
Interest receivable	40,648	1,211
Other receivable	16,976	—
Prepaid and other assets	9,817	—

TOTAL ASSETS	$8,203,812	$814,980

LIABILITIES
Repurchase agreements, including $26,788 and $22 of accrued interest	$6,768,396	$317,810
Due to broker	77,327	117,689
Dividends payable	18,081	—
Derivative liabilities	6,053	276
Interest payable	18,262	—
Long term debt	615,550	—
Management and incentive fee payable	2,453	160
Offering costs payable	47	857
Other payables	440	176

TOTAL LIABILITIES	7,506,609	436,968

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001:
100,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $0.001:
500,000,000 shares authorized; 51,659,701 and 27,326,986 shares issued and outstanding (including 269,232 and 403,847 restricted shares)	51	27
Additional paid-in capital	747,919	385,205
Deferred equity compensation	(2,397)	(6,225)
Accumulated other comprehensive loss	(44,703)	(704)
Retained deficit	(3,667)	(291)

TOTAL STOCKHOLDERS’ EQUITY	697,203	378,012

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,203,812	$814,980

See notes to consolidated financial statements

DEERFIELD TRIARC CAPITAL CORP. AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Year ended December 31, 2005	Period from December 23, 2004 (Commencement) to December 31, 2004

REVENUES
Net interest income:
Interest income	$236,149	$189
Interest expense	177,442	49

Net interest income	58,707	140

EXPENSES
Management and incentive fee expense to related party	15,088	255
Professional services	880	61
Insurance expense	681	16
Other general and administrative expenses	1,572	99

Total expenses	18,221	431

OTHER INCOME AND GAIN (LOSS)
Net gain on sale of available-for-sale securities	5,372	—
Net loss on trading securities	(3,606)	—
Net loss on loans	(409)	—
Net gain on derivatives	3,758	—
Dividend income	320	—

Net other income and gain	5,435	—

NET INCOME (LOSS)	$45,921	$(291)

NET INCOME (LOSS) PER SHARE—Basic	$1.17	$(0.01)

NET INCOME (LOSS) PER SHARE—Diluted	$1.17	$(0.01)

WEIGHTED-AVERAGE NUMBER OF SHARES OUTSTANDING - Basic	39,260,293	26,923,139

WEIGHTED-AVERAGE NUMBER OF SHARES OUTSTANDING - Diluted	39,381,073	26,923,139

See notes to consolidated financial statements

DEERFIELD TRIARC CAPITAL CORP. AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-in Capital	Deferred Equity Compensation	Accumulated Other Comprehensive Loss	Retained Deficit	Total	Comprehensive Income (Loss)

	Shares	Par Value

Balance - December 23, 2004 (Commencement)	—	$—	$—	$—	$—	$—	$—
Net loss						(291)	(291)	$(291)
Available-for-sale securities— fair value adjustment net of reclassification adjustment					(455)		(455)	(455)
Designated derivatives - fair value adjustment					(249)		(249)	(249)

Comprehensive loss								$(995)

Issuance of common stock	26,923	27	379,742				379,769
Offering costs			(857)				(857)
Grant of restricted stock and stock options in exchange for services	404		6,320	(6,320)			—
Amortization of share based payments				95			95

Balance - December 31, 2004	27,327	27	385,205	(6,225)	(704)	(291)	378,012

Net income						45,921	45,921	$45,921
Available-for-sale securities— fair value adjustment net of reclassification adjustment					(114,451)		(114,451)	(114,451)
Designated derivatives - fair value adjustment					70,452		70,452	70,452

Comprehensive income								$1,922

Dividends declared						(49,297)	(49,297)
Issuance of common stock in initial public offering, net of underwriter discounts and commissions	24,321	24	365,759				365,783
Offering costs			(2,680)				(2,680)
Equity issuance costs—Market Square			(368)				(368)
Equity issuance costs—Pinetree			(186)				(186)
Share based payment to board of directors	12		180				180
Share based payment - valuation adjustment			9	(9)			—
Amortization of share based payment				3,837			3,837

Balance - December 31, 2005	51,660	$51	$747,919	$(2,397)	$(44,703)	$(3,667)	$697,203

See notes to consolidated financial statements

DEERFIELD TRIARC CAPITAL CORP. AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the year ended December 31, 2005	Period from December 23, 2004 (Commencement) to December 31, 2004

CASH FLOWS FROM OPERATING ACTIVITY:
Net income (loss)	$45,921	$(291)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net premium and discount amortization on investments, loans and debt issuance	17,030	(50)
Share-based compensation	4,017	95
Loss on undesignated derivatives	127
Hedge ineffectiveness	327	27
Purchase of trading securities	(9,402)	—
Unrealized loss from trading securities	3,606	—
Purchase of loans held for sale	(488,423)	—
Proceeds from principal payments on loans held for sale	101,781	—
Proceeds from the sale of loans held for sale	92,169	—
Net loss on loans held for sale	409	—
Net realized gain on securities available-for-sale	(5,372)	—
Net realized gain on terminated derivatives	(2,157)	—
Net payments received on terminated derivatives	523
Changes in operating assets and liabilities:
Interest receivable	(39,437)	(13)
Other receivable	(1,663)	—
Prepaid assets	(62)	—
Due from broker	(3,918)
Accrued interest on repurchase agreements	26,766	—
Interest payable	22,615	—
Other payables	264	176
Management and incentive fee payable	2,293	160
Due to broker	35,552	—

Net cash provided by (used in) operating activities	(197,034)	104

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted cash and cash equivalents	(85,311)	—
Purchase of available-for-sale securities	(10,366,291)	(328,922)
Proceeds from the sale of available-for-sale securities	2,175,482	—
Purchase of held-to-maturity securities	(34,719)	(100,075)
Principal payments on available-for-sale securities	934,416	—
Proceeds from the maturity of held-to-maturity securities	134,990	—
Purchase of loans	(158,184)	—
Principal payments on loans	162	—
Purchase of other investments	(12,303)	—

Net cash used in investing activities	(7,411,758)	(428,997)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under repurchase agreements	6,435,987	317,810
Proceeds from issuance of debt securities	615,550	—
Payment of debt issuance costs	(10,062)	—
Proceeds from designated derivatives containing a financing element	3,650	—
Dividends paid	(31,216)	—
Proceeds from issuance of common stock	—	379,769
Proceeds from initial public offering, net of underwriter discounts and commissions	365,783	—
Payment of offering costs	(4,044)	—

Net cash provided by financing activities	7,375,648	697,579

Net increase (decrease) in cash and cash equivalents	(233,144)	268,686
Cash and cash equivalents at beginning of period	268,686	—

Cash and cash equivalents at end of year	$35,542	$268,686

SUPPLEMENTAL DISCLOSURE:
Cash paid for interest	$132,974	$—
Cash paid for income taxes	$100	$—

NONCASH INVESTING AND FINANCING ACTIVITIES:
Net change in unrealized loss on available-for-sale securities	$114,451	$—
Net change in unrealized loss on derivatives	$70,452	$—
Unsettled available-for-sale purchases - due to broker	$29,562	$117,689
Unsettled available-for-sale sales - due from broker	$187,927	$—
Unsettled held for investment loan purchases - due to broker	$46	$—
Unsettled repurchase obligations - due to broker	$12,167	$—
Non-cash settlement of interest expense from derivatives	$4,353	$—
Unpaid offering costs	$47	$857
Dividend declared but not yet paid	$18,081	$—
Principal payments receivable from available-for-sale securities	$15,312	$—

See notes to consolidated financial statements

DEERFIELD TRIARC CAPITAL CORP. AND ITS SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     ORGANIZATION

          Deerfield Triarc Capital Corp. and its subsidiaries (the “Company”) is a specialty finance company that invests in real estate-related securities and various other asset classes. The Company was incorporated in Maryland on November 22, 2004. On December 23, 2004, the Company commenced its operations of purchasing and managing an investment portfolio of real estate related investments, primarily mortgage-backed securities, as well as other investment assets.

          Deerfield Capital Management LLC (the “Manager”), pursuant to a management agreement (the “Management Agreement”), manages the Company and its investment portfolio. See Note 13 for further discussion related to the Management Agreement.

          The Company has elected to be taxed, and intends to continue to qualify, as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”). See Note 11 for further discussion on income taxes.

          Initial Private Placement

          On December 23, 2004, the Company completed an initial private offering of 26,923,139 shares (excluding 403,847 restricted shares) of common stock, $0.001 par value at an offering price of $15.00 per share, including 256,472 shares of common stock purchased or placed by the initial purchasers/placement agents pursuant to their over-allotment option. The Company received proceeds from these transactions in the amount of $379.7 million, net of underwriting discounts and commissions, placement agent fees and incurred $0.9 million of costs associated with the offering, primarily printing and legal services.

          Initial Public Offering

          On July 5, 2005, the Company completed its initial public offering (the “IPO”) of 25,000,000 shares of common stock, $.001 par value, at an offering price of $16.00, including the sale of 679,285 shares by selling shareholders, for which the Company received no proceeds. The Company received proceeds from this transaction in the amount of $365.8 million, net of underwriting discounts, commissions and placement agent fees and incurred $2.7 million of costs associated with the offering, primarily for printing and legal services. The Company’s stock is listed on the New York Stock Exchange under the symbol “DFR” and began trading on June 29, 2005.

          Basis of Presentation

          The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, which consist of the following:

•	Deerfield Triarc Capital LLC (“DTC LLC”) a wholly owned subsidiary of the Company.

°

Market Square CLO Ltd. (“Market Square”), a Cayman Islands limited liability company, in which DTC LLC owns substantially all of the equity in the form of preference shares. Market Square is consolidated as a variable interest entity (“VIE”) (See Note 2) and a TRS.

°

Pinetree CDO Ltd. (“Pinetree”), a Cayman Islands limited liability company, in which DTC LLC own 100% of the ordinary and preference shares. Pinetree is consolidated as a VIE (See Note 2) and a qualifying REIT subsidiary.

•		Deerfield Triarc TRS Holdings, Inc. (“TRS Holdings”) a wholly owned subsidiary of the Company and a taxable REIT subsidiary (“TRS”) for tax purposes.

	°	TRS Holdings is the single member parent of Deerfield Triarc TRS Holdings, LLC (“TRS Holdings LLC”), a disregarded entity for tax purposes.

          On September 29, 2005, the Company formed Deerfield Triarc Capital Trust I (the “Trust”), an unconsolidated VIE that is related to a trust preferred securities transaction and is discussed in Note 2.

          Intercompany accounts and transactions have been eliminated in consolidation.

2.     ACCOUNTING POLICIES

          Principles of Consolidation - The consolidated financial statements include the financial statements of the Company and its subsidiaries which are wholly-owned and entities which are VIEs in which the Company is the primary beneficiary under Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (revised 2003), Consolidation of Variable Interest Entities (“FIN 46R”). An enterprise is the primary beneficiary if it absorbs a majority of the VIE’s expected losses or receives a majority of the VIE’s expected residual returns, or both. All inter-company balances and transactions have been eliminated in consolidation.

          Cash and Cash Equivalents - Cash and cash equivalents include cash on hand and securities with maturity of less than 90 days when acquired, including reverse repurchase agreements, overnight investments and short-term treasuries.

          Restricted Cash and Cash Equivalents - Restricted cash and cash equivalents represent amounts held by third parties for settlement of certain obligations and certain restrictions as they relate to cash held in collateralized debt obligations.

          Securities - The Company invests primarily in U.S. agency and highly rated, residential, hybrid adjustable-rate and fixed-rate mortgage-backed securities issued in the United States market.

          Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, requires certain investments to be classified as, either trading, available-for-sale or held-to-maturity. Generally, the Company plans to hold a majority of its investments for an indefinite period of time, which may be until maturity. However, it may, from time to time, decide to sell its investments in response to changes in market conditions and in accordance with its investment strategy. Accordingly, a significant majority of its investments are classified as available-for-sale. All investments classified as available-for-sale are reported at fair value, based on quoted market prices provided by independent pricing sources when available or quotes provided by dealers who make markets in certain securities, with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity. The Company may classify certain short-term securities as held-to-maturity. These investments are reported at amortized cost. Periodically, all available-for-sale and held-to-maturity securities are evaluated for other-than-temporary impairment, which is a decline in the fair value of an investment below its amortized cost attributable to factors that suggest the decline will not be recovered over the investment’s anticipated holding period. Other-than-temporary impairments are recognized in the consolidated statement of operations. The Company may also classify certain securities acquired for speculative trading purposes as trading securities with changes in fair value of these securities recognized in the consolidated statement of operations.

          Interest income is accrued based upon the outstanding principal amount of the securities and their contractual interest terms. Premiums and discounts are amortized or accreted into interest income over the estimated lives of the securities using the effective yield method in accordance with SFAS No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.

          Security purchases and sales are recorded on the trade date. Realized gains and losses from the sale of securities are determined based upon the specific identification method.

          Loans - The Company primarily purchases senior secured and unsecured loans, which the Company classifies as either held for sale or held for investment, depending on the investment strategy for each loan. The loans held for sale are carried at lower of cost or fair value. If the fair value of a loan is less than its cost basis, a valuation adjustment is recognized in the consolidated statement of operations and the loan’s cost basis is adjusted accordingly. The valuation adjustment may be recovered in the event the fair value increases, which is also recognized in the consolidated statement of operations. The loans held for investment (referred to as “Loans” on the consolidated balance sheet) are carried at amortized cost with an allowance for loan losses, if necessary. Any premium or discount is amortized or accreted to interest income over the life of the loan using the effective yield method. Interest income is accrued based upon the outstanding principal amount of the loans and their contractual interest term.

          Allowance and Provision for Loan Losses - In accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, the Company establishes an allowance for loan losses at a level considered adequate based on management’s evaluation of all available and relevant information related to the loan portfolio, including historical and industry loss experience, economic conditions and trends, estimated fair values and quality of collateral, estimated fair values of loans and other relevant factors.

          To estimate the allowance for loan losses, the Company first identifies impaired loans. The Company considers a loan to be impaired when, based on current information and events, management believes it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. When a loan is impaired, the allowance for loan losses is increased by the amount of the excess of the amortized cost basis of the loan over its estimated fair value. Estimated fair value may be determined based on (i) observable market quotes, if available; (ii) the estimated sales price of the collateral less estimated disposition costs; (iii) the present value of projected future cash flows; (iv) current financial information of the borrowing company and its performance against plan; or (v) changes to the market for the borrowing company’s service or product. Increases in the allowance for loan losses are recognized in the statement of operations as a provision for loan losses. If the loan or a portion thereof is considered uncollectible and of such little value that further pursuit of collection is not warranted, a charge-off or write-down of a loan is recorded and the allowance for loan losses is reduced.

          An impaired loan may be left on accrual status during the period the Company is pursuing repayment of the loan; however, the loan is placed on non-accrual status at the earliest of such time as: (i) management believes that scheduled debt service payments will not be met within the coming 12 months; (ii) the loan becomes 90 days delinquent; or (iii) management determines the borrower is incapable of, or has ceased efforts toward curing the cause of the impairment. When placed in non-accrual status, all accrued but uncollected interest is reversed and charged against interest income. While on non-accrual status, interest income is recognized only upon actual receipt.

          The Company identified no impaired loans at December 31, 2005 and thus had established no allowance for loan losses nor had any loans in non-accrual status.

          Derivative Financial Instruments - The Company enters into derivative contracts, including interest rate swaps and interest rate swap forwards, as a means of mitigating the Company’s interest rate risk on forecasted rollover/reissuance of repurchase agreements and certain long-term debt, or hedged items, for a specified future time period. The Company has designated these transactions as cash flow hedges of changes in the benchmark interest rate London interbank offered rate (“LIBOR”). The contracts, or hedge instruments, are evaluated at inception and at subsequent balance sheet dates in order to determine whether they qualify for hedge accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted. The hedge instrument must be highly effective in achieving offsetting changes in cash flows of the hedged item attributable to the risk being hedged in order to qualify for hedge accounting. Derivative contracts are carried on the consolidated balance sheet at fair value. The Company values both actual interest rate swaps and hypothetical interest rate swaps (for purposes of quantifying ineffectiveness) by determining the net present value of all payments between the counterparties which are calculated based on internally developed and tested market-standard models that utilize data points obtained from external market sources. Any ineffectiveness that arises during the hedging relationship is recognized in interest expense in the consolidated statement of operations. The effective portion of all contract gains and losses excluding the net interest accrual is recorded in other comprehensive income or loss. Realized gains and losses on terminated contracts that were designated as hedges are maintained in accumulated other comprehensive income or loss and amortized into interest expense over the contractual life of the terminated contract unless it is probable that the forecasted rollover/reissuance of repurchase agreements will not occur. In that case, or if the terminated contract is replaced, such that the forecasted transaction is hedged by another designated instrument, realized gain or loss in accumulated other comprehensive income or loss is reclassified to realized gain or loss in the consolidated statement of operations.

          The net interest accrual on interest rate swaps designated as a hedge is reflected as interest expense for the period.

          The Company may also enter into derivatives that do not qualify for hedge accounting under SFAS No. 133. These derivatives are carried at their fair value with changes in fair value reflected in the consolidated statement of operations.

          Borrowings- The Company finances the acquisition of its securities and loan portfolios primarily through the use of repurchase agreements, securitization transactions structured as secured financings, and issuance of junior subordinated debt securities. Repurchase agreements are carried at their outstanding principal or contractual amounts including accrued interest, while securitization debt and junior subordinated debt securities are carried at their outstanding principal or contractual amounts.

          Due from Brokers and Due to Brokers - Amounts due from brokers and due to brokers generally represent unsettled trades and cash balances held with brokers as part of collateral requirements related to derivatives. Amounts due from brokers and due to brokers are recorded as assets and liabilities, respectively.

          Income Taxes- The Company accounts for income taxes in conformity with SFAS No. 109, Accounting for Income Taxes,which requires an asset and liability approach for accounting and reporting of income taxes. Deferred income tax assets and liabilities are recognized for the future income tax consequences (temporary differences) attributable to the difference between the carrying amounts of assets and liabilities and their respective income tax bases. Deferred income tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. A valuation allowance is provided for deferred income tax assets where realization is not considered “more likely than not.” The Company recognizes the effect of change in income tax laws or rates on deferred income tax assets and liabilities in the period that includes the enactment date.

          Share-Based Payment- The Company accounts for restricted stock and stock options granted in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, and related interpretations, and the consensus in Issue 1 of the Emerging Issues Task Force Issue (“EITF”) No. 96-18, Accounting for Equity Instruments that are Issued to other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Pursuant to EITF No. 96-18, restricted stock and options are recorded at fair value in stockholders’ equity, with an offsetting entry to deferred compensation (a contra-equity account). The deferred compensation is amortized ratably over the vesting period and recognized in the statement of operations in management and incentive fee expense to related party. The fair value of any unvested restricted stock and options is adjusted quarterly. Changes in such fair value are reflected as an adjustment to deferred equity compensation with an offsetting adjustment to additional paid-in capital.

          Incentive Fee- The Management Agreement provides for the payment of an incentive fee, determined quarterly, to the Manager if the Company’s financial performance exceeds certain benchmarks. See Note 13 for further discussion of the specific terms regarding the computation and payment of the incentive fee.

          The incentive fee is accrued and expensed during the period for which it is earned. Payment of the incentive fee in both cash and stock, subject to certain limitations and elections, will reduce the payable through a reduction of cash and a contribution to equity as a result of the issuance of the Company’s common stock in the period after the fee was earned. The Company accounts for the share-based payment portion of the incentive fee in accordance with SFAS No. 123 and EITF No. 96-18. The incentive fee incurred for the year ended December 31, 2005 was $1.3 million, of which $0.2 million will be paid in stock. No incentive fee was incurred for the period from December 23, 2004 (commencement) to December 31, 2004.

          Net Income (Loss) Per Share - The Company calculates basic net income (loss) per share by dividing net income (loss) for the period by the weighted-average number of shares of its common stock outstanding for that period. Diluted income per share takes into account the effect of dilutive instruments, such as stock options and restricted stock, but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding. See Note 12 for further discussion on the computation of net income (loss) per share.

          Variable Interest Entities - In December 2003, the FASB issued FIN 46R. FIN 46R addresses the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to a VIE and generally would require that the assets, liabilities and results of operations of a VIE be consolidated into the financial statements of the enterprise that has a controlling financial interest in it. The interpretation provides a framework for determining whether an entity should be evaluated for consolidation based on voting interests or significant financial support provided to the entity (variable interest). The Company considers all counterparties to the transaction to determine whether the counterparty is a VIE and, if so, whether the Company’s involvement with the entity results in a variable interest in the entity. If the Company is determined to have a variable interest in the entity, an analysis is performed to determine whether the Company is the primary beneficiary and therefore requires consolidation of the VIE into the consolidated financial statements.

          In March 2005, the Company entered into warehouse and master participation agreements (“agreements”) with an affiliate of UBS Securities LLC (“UBS”) providing that UBS will fund the purchase of bank loans by Market Square during the warehouse period. Upon review of the transaction, the Company determined that Market Square was a VIE under FIN 46R and that the Company was the primary beneficiary. On May 10, 2005, the agreements were terminated and the warehouse funding was replaced with the issuance of long-term debt and equity securities by Market Square. See Note 9 for a discussion of the long-term debt. The Company owns substantially all of the equity securities, $24.0 million of preference shares, issued by Market Square and is deemed to be the primary beneficiary. The impact of the consolidation of this VIE on the December 31, 2005 balance sheet was:

•	Increased due from broker $3.9 million.

•	Increase restricted cash and cash equivalents by $18.3 million.

•	Increase available-for-sale securities by $7.7 million

•	Increase loans held for sale by $288.1 million, net of valuation allowance

•	Increase interest receivable by $1.6 million, which represents accrued interest on asset-backed securities.

•	Increase other receivable by $1.6 million

•	Increase prepaid and other assets by $4.0 million.

•	Increase due to broker by $21.5 million, which represents unsettled loans held for sale.

•	Increase interest payable by $2.6 million, which represents accrued interest on the debt securities.

•	Increase long-term debt by $276.0 million, which represents the financing of the Market Square loans.

          In May 2005, the Company entered into warehouse, master repurchase and pledge agreements (“UBS agreements”) with an affiliate of UBS providing that UBS will fund the purchase of asset-backed securities (“ABS”) by Pinetree during the warehouse period. Upon review of the transaction, the Company determined that Pinetree was a VIE under FIN 46R and that the Company was the primary beneficiary. On November 30, 2005, the UBS agreements terminated and the warehouse funding was replaced with the issuance of long-term debt and equity securities by Pinetree. See Note 9 for a discussion of the long-term debt. The Company owns 100% of the equity securities, ordinary shares and $12.0 million of preference shares, issued by Pinetree and is deemed to be the primary beneficiary. The impact of the consolidation of this VIE on the December 31, 2005 balance sheet was:

•	Increase restricted cash and cash equivalents by $53.0 million.

•	Increase available-for-sale securities by $245.5 million, which represents ABS

•	Increase interest receivable by $1.0 million, which represents accrued interest on the ABS.

•	Increase prepaid and other assets by $4.4 million.

•	Increase due to broker by $1.3 million, which represents unsettled ABS.

•	Increase derivative liabilities by $4.7 million, which includes a $3.7 million financing element on an interest rate swap.

•	Increase interest payable by $1.3 million, which represents the net swap interest accrual.

•	Increase long-term debt by $288.0 million, which represents the financing of the Pinetree loans.

          Trust Preferred Securities - In September 2005, the Company formed the Trust for the sole purpose of issuing and selling trust preferred securities. In accordance with FIN 46R, the Trust is not consolidated into the Company’s consolidated financial statements because the Company is not deemed to be the primary beneficiary of the Trust. Through DTC LLC, the Company owns 100% of the common shares of the Trust, which also issued $50.0 million of preferred shares to unaffiliated investors. The rights of common shares of the Trust are subordinate to the rights of the preferred shares only in the event of a default, otherwise the common shareholders’ economic and voting rights rank pari passu with the preferred shareholders. The Company records its investment in the Trust’s common shares of $1.6 million as other investments at cost and records dividend income upon declaration by the Trust.

          In connection with the issuance and sale of the trust preferred securities, DTC LLC issued junior subordinated debt securities to the Trust of $51.6 million, which are guaranteed by the Company. The junior subordinated debt securities are recorded as long-term debt and debt issuance costs are deferred in prepaid and other assets in the consolidated balance sheet. Interest expense on the debt securities and amortization of debt issuance costs are recorded in the consolidated statements of operations.

          See Note 9 for further discussion of the trust preferred securities and junior subordinated debt securities.

          Use of Estimates - The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          Concentrations of Credit Risk and Other Risks and Uncertainties - The Company’s investments are primarily concentrated in securities that pass through collections of principal and interest from underlying mortgages, and there is a risk that some borrowers on the underlying mortgages will default. Therefore, mortgage-backed securities may bear some exposure to credit losses. However, the Company mitigates credit risk by holding securities that are either guaranteed by government (or government-sponsored) agencies or are of very high credit quality.

          The Company bears certain other risks typical in investing in a portfolio of mortgage-backed securities. Principal risks potentially affecting the Company’s consolidated financial position, consolidated results of operations and consolidated cash flows include the risks that: (a) interest rate changes can negatively affect the market value of the Company’s mortgage-backed securities, (b) interest rate changes can influence borrowers decisions to prepay the mortgages underlying the securities, which can negatively affect both cash flows from, and the market value of, the securities, and (c) adverse changes in the fair value of the Company’s mortgage-backed securities and/or the inability of the Company to renew short-term borrowings can result in the need to sell securities at inopportune times and incur realized losses.

          Recent Accounting Pronouncements - In November 2005, the FASB issued FASB Staff Position (“FSP”) FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“FSP FAS 115-1 and FAS 124-1”). FSP FAS 115-1 and FAS 124-1 address the determination as to when an impairment in equity securities (including cost method investments) and debt securities that can contractually be prepaid or otherwise settled in such a way that the investor would not recover substantially all of its cost should be deemed other-than-temporary. FSP FAS 115-1 and FAS 124-1 nullifies certain requirements under EITF No. 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, that required the investor to make an evidence-based judgment as to whether it has the ability and intent to hold an investment for a reasonable period of time sufficient for a forecasted recovery of fair value up to (or beyond) the cost of the investment in determining whether the impairment was other than temporary, and the measurement of the impairment loss. The guidance in FSP FAS 115-1 and FAS 124-1 is effective for reporting periods beginning after December 15, 2005. The Company does not believe the adoption of FSP FAS 115-1 and FAS 124-1 will have a material impact on the Company’s financial statements.

          In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces Accounting Principles Board Opinion No. 20, Accounting Changes and FASB SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principles and applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 requires retrospective application to prior period financial statements for a change in accounting principle. Previously, a change in accounting principle was recognized by including the change in the net income in the period of the change. SFAS 154 is effective for fiscal years ending after December 15, 2005. The Company does not believe the adoption of SFAS No. 154 will have a material impact on the Company’s financial statements.

          In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”, which requires all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value and to recognize cost over the vesting period. In March 2005, the Securities and Exchange Commission “SEC” released SEC Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment. SAB No. 107 provides the SEC staff position regarding the application of Statement No. 123 (revised 2004), including interpretive guidance related to the interaction between Statement No. 123 (revised 2004) and certain SEC rules and regulations, and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. In April 2005, the SEC announced that companies may implement Statement No. 123 (revised 2004) at the beginning of their next fiscal year beginning after June 15, 2005, or December 15, 2005 for small business issuers. The Company does not believe the adoption of SFAS No. 123 (revised 2004) will have a material impact on the Company’s financial statements.

          In December 2004, the FASB issued FSP Statement of Position (“SOP”) 94-6-1, Terms of Loan Products That May Give Rise to a Concentration of Credit Risk. The FSP addresses the circumstances under which the terms of the loan products give rise to a concentration of credit risk and related disclosures and accounting considerations. The FSP is intended to emphasize the requirement to assess the adequacy of disclosures for all lending products and the effect of changes in market or economic conditions on the adequacy of those disclosures. FSP SOP 94-6-1 is effective for all periods ending after December 19, 2005. The adoption of this FSP did not have a material impact on the Company’s financial statements.

          The Company understands that the FASB is considering placing an item on its agenda relating to the treatment of transactions where securities purchased from a particular counterparty are financed via a repurchase agreement with the same counterparty. Currently, the Company records such assets and the related financing gross on the consolidated balance sheet, and the corresponding interest income and interest expense gross on the consolidated statement of operations. Any change in fair value of the security is reported through other comprehensive income under SFAS No.115, because the security is classified as “available for sale”.

          However, in a transaction where securities are acquired from and financed under a repurchase agreement with the same counterparty, the acquisition may not qualify as a sale from the seller’s perspective under the provisions of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. In such cases, the seller may be required to continue to consolidate the assets sold, based on their continuing involvement with such investments. Depending on the ultimate outcome of the FASB deliberations, the Company may be precluded from presenting the assets gross on the consolidated balance sheet and should instead be treating the net investment in such assets as a derivative.

          If it is determined that these transactions should be treated as investments in derivatives, the interest rate swaps entered to hedge interest rate exposure with respect to the borrowings under the associated repurchase agreements would no longer qualify for hedge accounting, but would, as with the underlying asset transactions, also be marked to market through the statement of operations.

          This potential change in accounting treatment does not affect the economics of the transactions but does affect how the transactions would be reported in the consolidated financial statements. The Company’s cash flows, liquidity and ability to pay a dividend would be unchanged, and the Company does not believe its net equity, taxable income or REIT status would be materially affected. If the Company were to change the current accounting treatment for these transactions as of December 31, 2005, total assets and total liabilities would each be reduced by approximately $376.9 million. Subsequent to December 31, 2005, the Company discontinued financing purchases of securities with the same counterparty.

3.     AVAILABLE-FOR-SALE SECURITIES

          The following table summarizes the Company’s securities classified as available-for-sale as of December 31, 2005 and December 31, 2004, which are carried at fair value:

Security Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

	(In thousands)

December 31, 2005:
Residential mortgage-backed securities	$7,116,944	$1,217	$(112,029)	$7,006,132
Asset-backed securities	249,331	1,093	(4,913)	245,511
High-yield corporate bonds	15,063	145	(566)	14,642
Common and preferred equities	15,683	163	—	15,846
Other investments	2,937	—	(16)	2,921

Total	$7,399,958	$2,618	$(117,524)	$7,285,052

December 31, 2004:
Residential mortgage-backed securities	445,413	$120	$(575)	$444,958

Total	$445,413	$120	$(575)	$444,958

          Actual maturities of mortgage-backed securities are generally shorter than stated contractual maturities. Actual maturities of the Company’s mortgage-backed securities are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal.

          The following table summarizes the Company’s securities classified as available-for-sale as of December 31, 2005 and December 31, 2004, according to their expected life classifications:

Expected Life	Estimated Fair Value	Amortized Cost	Weighted Average Coupon

	(In thousands)

December 31, 2005:
Less than one year	$2,818	$2,815	5.31%
Greater than one year and less than five years	6,058,348	6,154,242	4.85%
Greater than five years and less than ten years	908,896	918,114	6.00%
Greater than ten years	314,990	324,787	5.77%

Total	$7,285,052	$7,399,958	5.04%

December 31, 2004:
Greater than five years and less than ten years	$444,958	$445,413	4.44%

Total	$444,958	$445,413	4.44%

          The expected lives of available-for-sale securities at December 31, 2005 and December 31, 2004 in the tables above are based upon contractual maturity for the high-yield corporate bonds, common and preferred equities, and other investments and are estimated based on data provided through subscription-based financial information services for the residential mortgage-backed securities and asset-backed securities. The expected life for residential mortgage-backed securities and asset-backed securities is based on a prepayment model that considers current yield, forward yield, slope of the yield curve, mortgage rates, contractual rate of the outstanding loans, loan age, margin and volatility. For purposes of this disclosure, expected life is intended to reflect the estimated period of time the securities in the portfolio will remain outstanding.

          The actual lives of the available-for-sale securities in the Company’s investment portfolio could be longer or shorter than the estimates in the table above depending on several factors including the actual prepayment rates experienced over the lives of the applicable securities and the sensitivity to changes in both prepayment rates and interest rates.

          At December 31, 2005 and December 31, 2004, available-for-sale securities include unsettled mortgage-backed security purchases totaling $29.6 million and $117.7 million, respectively and excluded unsettled security sales of $187.9 million and zero, respectively. These purchases and sales settled in the following month.

          The following table shows the Company’s investments’ fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2005 and December 31, 2004:

	Less than 12 Months			More than 12 Months			Total

	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses

	(Dollars in thousands)

December 31, 2005:
Residential mortgage-backed securities	247	$6,890,658	$(110,055)	4	$82,276	$(1,974)	251	$6,972,934	$(112,029)
Asset-backed securities	90	153,799	(4,913)	—	—	—	90	153,799	(4,913)
High-yield corporate bonds	3	7,741	(566)	—	—	—	3	7,741	(566)
Other investments	1	2,920	(16)	—	—	—	1	2,920	(16)

Total temporarily impaired securities	341	$7,055,118	$(115,550)	4	$82,276	$(1,974)	345	$7,137,394	$(117,524)

December 31, 2004:
Residential mortgage-backed securities	9	$226,068	$575	—	$—	$—	9	$226,068	$575

Total temporarily impaired securities	9	$226,068	$575	—	$—	$—	9	$226,068	$575

          Temporary impairment of available-for-sale securities results from the fair value of securities falling below the amortized cost basis primarily due to changes in the interest rate environment. When the fair value of an available-for-sale security is less than its amortized cost for an extended period, the Company considers whether there is an other-than-temporary impairment in the value of the security. If, in the Company’s judgment, an other-than-temporary impairment exists, the cost basis of the security is written down to the then-current fair value, and the unrealized loss is transferred from accumulated other comprehensive income (loss) as an immediate reduction of current earnings (as if the loss had been realized in the period of other-than-temporary impairment). The cost basis adjustment is recoverable only upon sale or maturity of the security. The determination of other-than-temporary impairment is a subjective process, and different judgments and assumptions could affect the timing of loss realization. The determination of other-than-temporary impairment is made at least quarterly.

          The Company considers the following factors when determining an other-than-temporary impairment for a security or investment:

•	the length of time and the extent to which the market value has been less than the amortized cost;

•	whether the security has been downgraded by a rating agency, and

•	the Company’s intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in market value

          As of December 31, 2005 and December 31, 2004, none of the securities held had been downgraded by the two major credit rating agencies since their purchase. The Company intends to hold these securities until the fair value of the securities held is recovered, which may be maturity, if necessary. As such, the Company does not believe any securities held are other-than-temporarily impaired at December 31, 2005 and December 31, 2004.

4.     HELD-TO-MATURITY SECURITIES

          The Company had no held-to-maturity securities as of December 31, 2005. The Company owned held-to-maturity securities with a carrying value (amortized cost) totaling $100.1 million as of December 31, 2004. All held-to-maturity securities had contractual maturities of less than one year.

5.      TRADING SECURITIES

          The Company holds trading securities as of December 31, 2005, carried at fair value of $4.7 million. Net unrealized losses of $3.6 million on trading securities were recognized in the consolidated statement of operations for the year ended December 31, 2005. The Company did not hold any trading securities as of December 31, 2004.

6.     OTHER INVESTMENTS

          The Company holds other investments as of December 31, 2005, carried at cost of $12.3 million. These investments consist of equity investments in the Trust (Note 9), Hometown Commercial Capital LLC (HCC) (Note 7) and common and preferred equities in the amounts of $1.6 million, $3.0 million and $7.7 million respectively. The Company held no other investments as of December 31, 2004.

7.     LOANS AND LOANS HELD FOR SALE

          The following summarizes the Company’s loans and loans held for sale as of December 31, 2005:

	Carrying Value

Type of Loan	Loans	Loans Held for Sale	Total

	(In thousands)

Loans held in CDO	$—	$288,147	$288,147
Structured and syndicated loans	158,111	3,043	161,154
Commercial mortgages	—	2,873	2,873

	$158,111	$294,063	$452,174

          At December 31, 2005, the Company held loans totaling $452.2 million. Loans classified as held for sale and carried at the lower of cost or fair value totaled $294.1 million, net of a valuation allowance of $0.6 million. Loans classified as held for investment and carried at amortized cost totaled $158.1 million. The Company identified no impaired loans at December 31, 2005 and thus has established no allowance for loan losses. At December 31, 2005, there were $21.6 million of unsettled loan purchases included in loans held for sale. At December 31, 2004, the Company did not hold any loans.

          On November 29, 2005, the Company entered into a master participation agreement with Hometown Commercial Capital, LLC (“HCC”), a commercial mortgage loan originator. HCC originates commercial mortgages with an anticipated principal range of $1.0 million to $15.0 million. Under the master participation agreement, the Company will purchase a junior participating beneficial ownership interest of 10.0% of the principal balance of each commercial mortgage. Interest accrues on the Company’s outstanding principal balance at a rate of 15.0% annually. HCC retains legal title and control of the loans and has custody of the original loan documents. The Company retains approval rights for loans to be subject to the master participation agreement.

          At December 31, 2005, the Company held junior participation interests in four commercial mortgage loans originated by HCC of $2.9 million. These interests are classified as loans held for sale and carried at lower of cost or fair value.

8.     REPURCHASE AGREEMENTS

          The repurchase agreements are short-term borrowings from third party financial institutions that bear interest rates that have historically moved in close relationship to the one-month, two-month or three-month LIBOR. At December 31, 2005 and December 31, 2004, the Company had repurchase agreements outstanding in the amount of $6.8 billion and $317.8 million, respectively, with weighted-average borrowing rates of 4.31% and 2.47%, respectively.

          The repurchase agreements had remaining weighted average maturities of 30 and 59 days as of December 31, 2005 and 2004, respectively, and are summarized below:

	Fair value of Investments Pledged	Repurchase Agreement Liabilities	Weighted Average Interest Rate

	(In thousands)

At December 31, 2005:
Residential mortgage-backed securities	$6,852,476	$6,753,566	4.31%
High yield corporate bonds	5,979	4,409	4.80%
Common and preferred equities	15,263	7,480	5.00%
Other investments	2,927	2,941	4.87%

	$6,876,645	$6,768,396	4.31%

At December 31, 2004:
Residential mortgage-backed securities	$328,834	$317,810	2.47%

          The fair value of the investments pledged at December 31, 2005, includes accrued interest and dividends of $28.6 million, $0.1 million, $0.3 million and $6,890 for the mortgage-backed securities, high yield corporate bonds, preferred stock and other investments, respectively. The mortgage-backed securities at December 31, 2004 include $1,198 of accrued interest.

          At December 31, 2005 and December 31, 2004, the Company had amounts at risk with the following repurchase agreement counterparties:

	Amount at Risk (1)		Weighted-Average Maturity of Repurchase Agreements in Days

	December 31,		December 31,

Repurchase Agreement Counterparties:	2005	2004	2005	2004

	(In thousands)

Bear, Stearns & Co. Inc.	$(8,793)	$3,793	26	59
Barclays Bank Plc.	1,482	—	46	—
Countrywide Securities Corp.	15,990	7,231	38	59
Credit Suisse First Boston LLC	31,975	—	29	—
JPMorgan Chase and Co.	748	—	26	—
Lehman Brothers Inc.	40	—	12	—
Merrill Lynch & Co., Inc.	26,600	—	26	—
Mitsubishi Securities (USA), Inc.	16,228	—	9	—
Morgan Stanley & Co. Incorporated	1,321	—	17	—
Nomura Securities International	(5,347)	—	28	—
UBS Securities LLC	28,005	—	44	—

Total	$108,249	$11,024

(1)	Equal to the fair value of securities pledged, plus accrued interest income, minus repurchase agreement liabilities, plus accrued interest expense.

          Net proceeds of $363.1 million from the Company’s initial public offering received on July 5, 2005 were used to repay a portion of the $406.0 million repurchase agreement obligations that matured during the period from July 7, 2005 to July 25, 2005. The remainder of the repayments was made from cash on hand. Amounts repaid were subsequently reborrowed.

9.   LONG-TERM DEBT

      Market Square

          On May 10, 2005, the Market Square warehouse agreements with UBS were terminated and the funding liability was replaced by the issuance of long-term debt and equity securities. The debt securities bear interest rates that reset quarterly based on varying spreads to three month LIBOR. The following table summarizes the Company’s long-term debt issued by Market Square and the respective interest rates, using the last reset date, as of December 31, 2005:

	Principal Amount	Interest Rate

	(In thousands)
Class A senior secured floating rate note, due 2017	$232,500	4.43%
Class B second priority deferrable floating rate note, due 2017	27,000	4.94%
Class C third priority deferrable floating rate note, due 2017	8,250	6.07%
Class D fourth priority deferrable floating rate note, due 2017	8,250	8.92%

	$276,000

          The Market Square notes are callable, at par, by the Company on July 20, 2007 and quarterly thereafter, subject to certain conditions. Market Square is a bankruptcy remote subsidiary and the debt holders have recourse only to the assets of Market Square which were $325.3 million at December 31, 2005.

   Pinetree

          On November 30, 2005, the Pinetree warehouse agreements with UBS were terminated and the funding liability was replaced by the issuance of long-term debt and equity securities. The debt securities bear interest rates that reset quarterly based on varying spreads to three month LIBOR. The following table summarizes the Company’s long-term debt issued by Pinetree and the respective interest rates, using the last reset date, as of December 31, 2005:

	Principal Amount	Interest Rate

	(In thousands)
Class A-1S senior secured floating rate notes, due 2045	$195,000	4.75%
Class A-1J second priority senior secured floating rate notes, due 2045	33,000	4.92%
Class A-2 third priority senior secured floating rate notes, due 2045	27,000	5.03%
Class A-3 fourth priority senior secured deferrable floating rate notes, due 2045	15,000	5.92%
Class B fifth priority deferrable floating rate notes, due 2045	18,000	7.32%

	$288,000

          The Pinetree notes are callable, at par, by the Company on January 5, 2010 and quarterly thereafter, subject to certain conditions. Pinetree is a bankruptcy remote subsidiary and the debt holders have recourse only to the assets of Pinetree which were $303.9 million at December 31, 2005.

          Trust Preferred Securities

          On September 29, 2005, the Trust issued preferred securities to unaffiliated investors for gross proceeds of $50.0 million and common securities to the Company for $1.6 million. The combined proceeds were invested by the Trust in $51.6 million of unsecured junior subordinated debt securities issued by DTC LLC. The junior subordinated debt securities are the sole assets of the Trust and mature on October 30, 2035 but are callable on or after October 30, 2010. Interest is payable quarterly at a floating rate equal to three-month LIBOR plus 3.50% per annum. This rate at December 31, 2005 was 7.43%.

          The holders of the preferred securities of the Trust are entitled to receive distributions payable quarterly at a variable rate equal to three-month LIBOR plus 3.50% per annum. The preferred and common securities of the Trust do not have a stated maturity date; however, they are subject to mandatory redemption upon the maturity or call of the junior subordinated debt securities.

          Unamortized deferred issuance costs associated with the junior subordinated debt securities are $1.3 million at December 31, 2005 and are classified as part of prepaid and other assets on the consolidated balance sheet. These costs are being amortized into interest expense using the effective yield method over the period to the call date.

          The Company has entered into a parent guarantee agreement for the payment of any amounts to be paid by DTC LLC under the terms of the junior subordinated debt securities debenture. The obligations under the parent guarantee agreement constitute unsecured obligations of the Company and rank subordinate and junior to all other senior debt. The parent guarantee will terminate upon the full payment of the redemption price for the trust preferred securities or full payment of the junior subordinated debt securities upon liquidation of the Trust.

10. STOCKHOLDERS’ EQUITY

          The Company’s dividends are recorded on the record date. The following, in thousands except per share data, summarizes the Company’s dividend declarations and distributions since commencement on December 23, 2004:

Declaration Date	Record Date	Payment Date	Per Share Dividend	Dividend Payment

03/31/05	03/24/05	04/29/05	$0.225	$6,149
06/14/05	06/22/05	07/15/05	0.350	9,569
10/26/05	11/07/05	11/21/05	0.300	15,498
12/20/05	12/30/05	01/30/06	0.350	18,081

		Total	$1.225	$49,297

          On December 23, 2004 the Company granted 403,847 shares of restricted common stock, par value $0.001, and restricted options to purchase 1,346,156 common shares at an exercise price of $15.00 per share, to the Manager (see Note 13). The Company’s restrictions lapse, and full rights of ownership vest in three equal installments on the first, second and third anniversary from the grant date. Vesting is predicated on the continuing involvement of the Manager in providing services to the Company. One third of the shares of restricted stock and restricted stock options vested on December 23, 2005. The Company recorded $3.8 million and $0.1 million of share-based compensation, included in management and incentive fee expense to related party, for the year ended December 31, 2005 and for the period from December 23, 2004 (commencement) to December 31, 2004, respectively.

          In accordance with EITF No. 96-18, the Company values the unvested restricted stock and stock options at fair value and adjusts the balance of deferred equity compensation and an offsetting amount to additional paid-in capital in stockholders’ equity. The total unamortized fair value of the restricted stock and stock options as of December 31, 2005 and December 31, 2004 was $2.4 million and $6.2 million, respectively.

          The fair value of options granted to the Manager is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year ended December 31, 2005	Period from December 23, 2004 (Commencement) to December 31, 2004

Dividend yield	9.71%	13.80%
Expected volatility	22.27%	22.83%
Risk-free interest rate	4.39%	4.25%
Expected life (in years)	9	10

          On May 24, 2005, the Company granted 12,000 restricted shares of common stock to its independent directors that vested immediately. This award was accounted for in accordance with SFAS 123, which resulted in the fair value of the stock at the date of the grant, $0.2 million, being recorded in other general and administrative expense.

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

          Up to 2,692,313 shares of common stock were available for issuance upon the establishment of the Plan. The share authorization, the incentive stock option limit and the terms of outstanding awards will be adjusted as the board of directors determines is appropriate in the event of a stock dividend, stock split, reclassification of shares or similar events. As discussed above, the Company has granted an option to purchase 1,346,156 shares of the Company’s common stock and 403,847 restricted shares to the Company’s Manager and 12,000 restricted shares to its independent directors under the Plan.

11. INCOME TAXES

          The Company has elected to be taxed, and intends to continue to qualify as a REIT under the Code. Accordingly, the Company is not subject to Federal or state income tax to the extent that it currently distributes all of its taxable income to stockholders and certain asset, income, stock ownership and record keeping requirements are satisfied.

          TRS Holdings, to the extent of its taxable income, will be subject to federal and state income tax. For the year ended December 31, 2005, TRS Holdings recorded a provision for income taxes of $0.1 million. TRS Holdings did not incur a provision for income taxes for the period from December 23, 2004 (commencement) to December 31, 2004.

          Market Square is a foreign TRS that is generally exempt from federal and state income taxes because it restricts its activities in the United States to trading stocks and securities for its own account. However, the Company is required to include, on an annual basis, Market Square’s taxable income in its calculation of its REIT taxable income, regardless of whether that income is distributed to the Company.

          The Company had no income tax activity for the period from December 23, 2004 (commencement) to December 31, 2004. Additionally, the Company had no significant temporary tax differences for the period from December 23, 2004 (commencement) to December 31, 2004 or for the year ended December 31, 2005.

          The Components of the income tax provision for the year ended December 31, 2005 are as follows:

(In thousands)
Current income tax provision:
Federal	$77
State	18

Total current expense	95

Deferred income tax provision:
Federal	—
State	—

Total deferred benefit	—

Total income tax provision	$95

          A reconciliation of statutory income tax provision to the effective income tax provision is as follows:

	Tax	Rate

	(In thousands)
Pretax income at statutory income tax rate	$16,105	35.00%
Non-taxable REIT income	(16,020)	(34.81)%
State & local taxes, net of federal provision	12	0.03%
Marginal rate adjustment	(2)	(0.01)%

Total income tax provision	$95	0.21%

12. COMPUTATION OF EARNINGS PER SHARE

          The following table presents a reconciliation of basic and diluted earnings per share for the year ended December 31, 2005 and December 31, 2004:

	Year ended December 31, 2005	Period from December 23, 2004 (Commencement) to December 31, 2004

	(in thousands, except per share data)

Net Income	$45,921	$(291)

Weighted average shares used in basic computation	39,260	26,923

Dilutive effect of:
Unvested restricted stock	121	—

Weighted average shares used in diluted computation	39,381	26,923

Net income (loss) per share - Basic	$1.17	$(0.01)

Net income (loss) per share - Diluted	$1.17	$(0.01)

          Potentially dilutive shares relating to a stock option to purchase 1,346,156 shares of common stock for the year ended December 31, 2005, and 403,847 restricted shares and a stock option to purchase 1,346,156 shares of common stock for the period from December 23, 2004 (commencement) to December 31, 2004 are not included in the calculation of diluted net income per share because the effect is anti-dilutive.

13. THE MANAGEMENT AGREEMENT

          The Management Agreement with the Manager provides, among other things, that the Company will pay to the Manager, in exchange for investment management and certain administrative services, certain fees and reimbursements, summarized as follows:

•

A monthly base management fee equal to 1/12 of Equity multiplied by 1.75%. Equity as defined by the Management Agreement represents net proceeds from any issuance of common shares less other offering related costs plus or less the Company’s retained earnings (excluding non-cash equity compensation incurred in current or prior periods) less any amounts the Company paid for common share repurchases. The calculation may be adjusted for one-time events due to changes in GAAP as well as other non-cash charges upon approval of the independent directors of the Company. The base management fee is paid monthly in arrears.

•

A quarterly incentive fee based on the product of (1) 25.0% of the dollar amount by which (A) the Company’s net income (before incentive fees) for a quarter per common share (based on weighted average number of actual shares outstanding) exceeds (B) an amount equal to (i) the weighted average share price of common shares in the initial offering and subsequent offerings of the Company, multiplied by (ii) the greater of (a) 2.00% and (b) 0.50% plus one-fourth of the Ten Year Treasury rate for such quarter, multiplied by (2) the weighted average number of common shares outstanding for the quarter. The calculation may be adjusted for one-time events due to changes in GAAP as well as other non-cash charges upon approval of the independent directors of the Company.

•	Out-of-pocket expenses and certain other costs incurred by the Manager and related directly to the Company

          The incentive fee will be paid quarterly with 85.0% of the fee paid to the Manager in cash and 15.0% paid in the form of a restricted stock award. The Manager may elect to receive more than 15.0% of incentive fee in the form of common shares. The Manager’s ownership percentage of the Company, direct and indirect, cannot exceed 9.8%. All shares are fully vested upon issuance, provided that the Manager agrees not to sell such shares prior to the date that is one year after the date the shares are due and payable. The value shall be deemed to be the average of the closing prices of the shares on the exchange over the thirty-day period ending three days prior to the issuance of such shares.

          The initial term of the Management Agreement continues through December 31, 2007 and shall be automatically renewed for a one-year term thereafter unless the board of directors elects not to renew the Management Agreement. The independent directors, upon a two-thirds affirmative vote, may elect not to renew the Management Agreement because of either of the following:

•	Determination that the Manager’s performance has been unsatisfactory; and/or

•

Determination that the amount of compensation payable to the Manager is unfair and compensation cannot be agreed upon between the Company and the Manager at a level that two-thirds of the independent directors deem fair.

          In the event that the Agreement is terminated based on the provision discussed above, the Company shall pay to the Manager a termination fee equal to the amount of two times the sum of the average annual base management fee and the average annual incentive fees earned by the Manager during the two 12-month periods immediately preceding the date of such termination.

          The base management fee for the year ended December 31, 2005 and for the period from December 23, 2004 (commencement) to December 31, 2004 and 2004 was $9.9 million and $0.2 million, respectively. Amortization for the year ended December 31, 2005 and for the period from December 23, 2004 (commencement) to December 31, 2004 was $3.8 million and $0.1 million, respectively, related to the restricted stock and restricted stock options granted to the Manager, and was included in management and incentive fee expense to related party in the consolidated statements of operations. See Note 10 for additional information regarding the grant to the Manager. The Manager earned an incentive fee for the year ended December 31, 2005 of $1.3 million and zero for the period from December 23, 2004 (commencement) to December 31, 2004. The Company recorded expenses related to out-of-pocket and certain other costs incurred by the Manager totaling $0.5 million for the year ended December 31, 2005.

14. RELATED-PARTY TRANSACTIONS

          At December 31, 2005 and December 31, 2004, the Company was indebted to the Manager in the amount of $2.4 million and $0.2 million, respectively. The management and incentive fee payable at December 31, 2005 consisted of $1.1 million related to the base management fees and $1.3 million related to the fourth quarter incentive fee, while the December 31, 2004 amount was all management fee related.

          The Company that owns a majority interest in the Manager purchased 1,000,000 shares of the Company for $15.0 million in the December 2004 initial private offering, representing an ownership interest in the Company of 1.9% as of December 31, 2005 and 3.7% as of December 31, 2004. Certain members of the executive management team of the Manager and its affiliates owned 281,594 and 115,414 shares of the Company at December 31, 2005 and December 31, 2004, representing an ownership percentage of 0.5% and 0.4%, respectively. Shares owned at December 31, 2004 were purchased at the same price and terms as those shares purchased by third-party investors in the December 2004 initial private offering and subsequent acquisitions were open-market purchases.

15. FAIR VALUE OF FINANCIAL INSTRUMENTS

          SFAS No. 107, Disclosure About Fair Value of Financial Instruments, requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value. The fair value of financial instruments is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Quoted market prices if available are utilized as estimates of the fair values of financial instruments. Since no quoted market price exists for certain of the Company’s financial instruments, the fair values of such instruments have been derived based on management’s assumptions, the estimated amount and timing of future cash flows and estimated discount rates. Different assumptions could significantly affect these estimates.

          Short-Term Financial Instruments

          The fair value of cash and cash equivalents, due from broker, interest receivable, repurchase agreements, due to broker, accounts payable and the held-to-maturity securities approximates carrying value as of December 31, 2005 and December 31, 2004 due to the short-term nature of these instruments. These financial instruments generally expose the Company to limited credit risk and have no stated maturities or have short-term maturities and carry interest rates, if applicable, that approximate the market.

          Financial Instruments Traded in the Secondary Market

          The fair value of mortgage-backed and other available-for-sale securities and trading securities have been determined through references to price estimates provide by independent pricing services and dealers in the securities. The fair values of available-for-sale securities and trading securities are presented in Note 3 and Note 5, respectively.

          Loans

          Fair values of loans held for sale and held for investment are determined using price estimates provided by an independent pricing service. If the independent pricing service cannot provide estimates for a given loan, the Company determines estimated fair value based on (a) current financial information of the borrowing company and its performance against its operating plan; (b) changing value of collateral supporting the loan; (c) changes to the market for the borrowing company’s service or product; and (d) market interest spreads. The loans held for investment have a carrying value that approximates fair value. However, the loans held for sale’s carrying value is different from the estimated fair value as summarized in the table below as of December 31, 2005:

	Carrying Value	Estimated Fair Value

	(In thousands)

Loans held for sale	$294,063	$294,730

          Derivative Financial Instruments

          All derivatives are recognized on the consolidated balance sheet at fair value and take into consideration the effects of legally enforceable master netting arrangements that allow the Company to settle positive and negative positions with the same counterparty on a net basis. Determination of fair values is based on internally developed and tested market-standard pricing models.

          Long-Term Debt

          The carrying value of long-term debt approximates fair value as of December 31, 2005 as the interest rate on all of the Company’s long-term debt resets quarterly to three-month LIBOR rates plus an agreed upon market spread.

16. ACCUMULATED OTHER COMPREHENSIVE LOSS

          The following is a summary of the components of accumulated other comprehensive loss as of December 31, 2005 and December 31, 2004:

	Year ended December 31, 2005	Period from December 23, 2004 (Commencement) to December 31, 2004

	(In thousands)
Beginning balance	$(704)	$—
Available-for-sale securities:
Unrealized loss on securities	(109,079)	(455)
Reclassification adjustment for securities sold	(5,372)	—
Cash flow hedges:
Unrealized net gain (loss) on hedges	67,407	(276)
Reclassification adjustment for ineffectiveness	327	27
Deferred gain on hedges, net of amortization	2,718	—

Ending balance	$(44,703)	$(704)

17. RISK MANAGEMENT

          Interest Rate Risk

          The Company’s primary risk is interest rate risk. The Company is subject to interest rate risk primarily in connection with its investments in hybrid adjustable-rate and fixed rate mortgage-backed securities, its related debt obligations, which are repurchase agreements of limited duration that are periodically refinanced at current market rates, and its derivative contracts.

          The Company’s strategy includes funding its investments in medium and long-term, hybrid adjustable-rate and fixed rate mortgage-backed securities with securities sold under repurchase agreements. During periods of rising interest rates, the borrowing costs associated with repurchase agreements increase while the income earned on mortgage-backed securities (during the fixed-rate component of hybrid adjustable-rate mortgage backed securities) may remain substantially unchanged. This results in a narrowing of the net interest spread between the related assets and borrowings and may even result in losses.

          The Company may use interest rate swaps and interest rate swap forwards to manage interest rate risk. The benefits of any derivative transactions will depend significantly upon whether the Company correctly isolates the interest rate risk being hedged, execution of and ongoing monitoring of the Company’s hedging activities, and the treatment of such hedging activities for accounting purposes.

          Changes in interest rates can also have a significant impact on the prepayment rate of mortgage-backed securities. Prepayments are the full or partial repayment of principal prior to the original term to maturity of a mortgage loan and typically occur due to refinancing of mortgage loans. Prepayment rates for existing mortgage-backed securities generally increase when prevailing interest rates fall below the market rate existing when the underlying mortgages were originated. In periods of declining interest rates, prepayments on investments including RMBS will likely increase. If the Company is unable to reinvest the proceeds of such prepayments at comparable yields, net interest income may suffer. In periods of rising interest rates, prepayment rates on investments, including RMBS, will likely slow, causing the expected lives of these investments to increase. This may cause net interest income to decrease, as borrowing and hedging costs rise while interest income on those assets remain relatively constant. Under certain interest rate and prepayment scenarios the Company may fail to recoup fully the cost of acquisition of certain assets. The Company uses hedging to mitigate some, but not all of the Company’s exposure to changes in interest rates and prepayment rates, as there are practical limitations to the ability to insulate the portfolio from all of the negative consequences associated with changes in short-term interest rates while still seeking to provide an attractive net spread in the Company’s portfolio.

          Credit Risk

          The Manager analyzes credit risks associated with the Company’s counterparties. A significant portion of the Company’s positions, including cash and cash equivalents and due from brokers, is held at institutions of high credit standing.

          The Company invests in corporate bonds and other credit sensitive securities and loans. Until such investments are sold or mature, the Company is exposed to credit risk relating to an issuer’s ability to meet its obligations when the instruments come due. The Company’s exposure to credit risk in the mortgage backed securities portfolio is limited as the majority of securities were issued by U.S. government agencies. The Company manages its credit risk exposure by performing sufficient due diligence on issuers and by obtaining returns on investment commensurate with their risk.

          The Company also limits credit risk by trading only with investment grade counterparties, obtaining collateral where appropriate, as well as seeking to negotiate master agreements that include netting provisions across contracts with such counterparties. The Company evaluates the creditworthiness of all potential counterparties by reviewing such factors as credit rating, financial position, and reputation. Also, the Company manages credit risk by setting limits on open positions with any single counterparty.

18. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

          The Company seeks to manage its interest rate risk exposure to the effects of interest rate changes. Such interest rate risk may arise from the issuance and forecasted rollover of short-term liabilities or from liabilities with a contractual variable rate based on LIBOR. The Company may use interest rate swaps and interest rate swap forwards designated as a hedge to manage this interest rate risk. Derivative instruments are carried at fair value.

          The following table is a summary of derivative instruments held as of December 31, 2005:

	Notional	Unrealized	Unrealized	Estimated
	Amount	Gains	Losses	Fair Value

	(In thousands)

Interest rate swaps - designated	$5,246,450	$69,053	$(5,572)	$63,481
Interest rate swaps - undesignated	103,250	—	(307)	(307)
Credit default swaps	68,000	353	(174)	179

	$5,417,700	$69,406	$(6,053)	$63,353

          The following table is a summary of designated derivative instruments held as of December 31, 2004:

	Notional	Unrealized	Unrealized	Estimated
	Amount	Gains	Losses	Fair Value

	(In thousands)

Interest rate swaps	$154,100	$—	$(225)	$(225)
Interest rate swap forwards	86,600	—	(51)	(51)

Total	$240,700	$—	$(276)	$(276)

          Cash Flow Hedging Strategies

          Hedging instruments are designated as cash flow hedges, as appropriate, based upon the specifically identified exposure, which may be an individual item or a group of similar items. Hedged transactions are primarily interest expense on forecasted rollover/reissuance of repurchase agreements for a specified future time period and the hedged risk is the variability in those payments due to changes in the benchmark rate. Hedging transactions are structured at inception so that the notional amounts of the hedges are matched with an equal amount of repurchase agreements forecasted to be outstanding in that specified period for which the borrowing rate is not yet fixed. Cash flow hedging strategies include the utilization of interest rate swaps and interest rate swap forwards. Any ineffectiveness in the hedging relationship is recognized in interest expense during the period in which it arises. Prior to the end of the specified hedge period, the effective portion of all contract gains and losses is recorded in other comprehensive income or loss. Realized gains and losses due to net settlements on the hedging instruments are reclassified into earnings as an adjustment to interest expense during the specified hedge time period. Hedging instruments under these strategies are deemed to be designated to the outstanding repurchase portfolio and the forecasted rollover thereof. At December 31, 2005 and December 31, 2004, the maximum length of time over which the Company is hedging its exposure to the variability of future cash flows for forecasted transactions is 10 years and 3 years, respectively.

          For the year ended December 31, 2005 and for the period from December 23, 2004 (commencement) to December 31, 2004, the Company recognized an increase to interest expense of $0.3 million and $27,252, respectively, due to ineffectiveness. As of December 31, 2005, the notional amount outstanding on designated interest rate swaps was $5.2 billion. The Company did not have any interest rate swap forward contracts as of December 31, 2005. In November 2005, the Company entered into a designated swap that contained a financing element, resulting in the receipt of a $3.7 million cash payment that is being repaid through an off-market interest rate over the life of the swap. As of December 31, 2004, the notional amounts outstanding on designated interest rate swap and interest rate swap forward contracts were $154.1 million and $86.6 million, respectively. Based on amounts included in the accumulated other comprehensive income (loss) at December 31, 2005 from designated interest rate swaps, the Company expects to recognize a decrease of $26.4 million in interest expense during 2006.

          Other Derivatives

          The Company held three interest rate swaps with a total notional amount of $103.3 million as of December 31, 2005 that were not designated as hedges. Accordingly, changes in fair value of these derivatives are recorded in the net gain on derivatives in the consolidated statement of operations. As of December 31, 2005, these interest rate swaps had a total negative fair value of $0.3 million, recorded in derivative liabilities in the consolidated balance sheet. At December 31, 2004, the Company held no such derivatives.

          Credit Default Swaps

          As of December 31, 2005, the Company held 22 credit default swaps, as the protection seller, with a notional amount of $68.0 million. A credit default swap (“CDS”) is a financial instrument used to transfer the credit risk of a reference entity from one party to another for a specified period of time. In a standard CDS contract, one party, referred to as the protection buyer, purchases credit default protection from another party, referred to as the protection seller, for a specific notional amount of obligations of a reference entity. In these transactions, the protection buyer pays a premium to the protection seller. The premium is generally paid quarterly in arrears, but may be paid in full up front in the case of a CDS with a short maturity. Generally, if a credit event occurs during the term of the CDS, the protection seller pays the protection buyer the notional amount and takes delivery of the reference entity’s obligation. CDS are generally unconditional, irrevocable and noncancellable. As of December 31, 2005, these CDS had a net fair value of $0.2 million, recorded in derivative assets and derivative liabilities in the consolidated balance sheet in the amounts of $0.4 million and $0.2 million, respectively. The Company held no CDS at December 31, 2004.

19. COMMITMENTS

          The timing and amount of additional funding on certain bank loans are at the discretion of the borrower. The Company had unfunded commitments of $26.8 million at December 31, 2005. The Company had no commitments to fund additional bank loans at December 31, 2004.

20. SUBSEQUENT EVENT

          On March 10, 2006, the Company entered into a $300 million warehouse funding agreement with Wachovia Capital Markets, LLC (the “Facility”). Financing under the Facility will be secured by assets ranging from large syndicated bank loans to subordinated notes and preferred stock. Advance rates under the Facility will vary by asset type. The Facility will be made available to two bankruptcy remote special purpose vehicles, which will be consolidated pursuant to the requirements of FASB Interpretation FIN 46R. The Company expects to pursue term funding of these assets via securitization in a CDO structure at some point in the future. The loans will be classified as held for investment.

21. SUPPLEMENTAL QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

          The following is a presentation of the quarterly results of operations for the year ended December 31, 2005:

	For the three months ended

	March 31,	June 30,	September 30,	December 31,
	2005	2005	2005	2005

	(In thousands, except share and per share data)

REVENUES
Net interest income:
Interest income	$25,240	$39,145	$74,554	$97,210
Interest expense	16,382	28,366	55,839	76,855

Net interest income	8,858	10,779	18,715	20,355

EXPENSES
Management and incentive fee expense to related party	2,626	2,978	3,931	5,553
Professional services	27	210	314	329
Insurance expense	164	181	167	169
Other general and administrative expenses	61	422	646	443

Total expenses	2,878	3,791	5,058	6,494

OTHER INCOME AND GAIN (LOSS)
Net gain on sale of available-for-sale securities	—	(1,003)	174	6,201
Net loss on trading securities	(74)	576	(1,913)	(2,195)
Net loss on loans	(133)	(753)	454	23
Net gain on derivatives	124	1,018	1,487	1,129
Dividend income	—	23	222	75

Net other income and gain (loss)	(83)	(139)	424	5,233

NET INCOME	$5,897	$6,849	$14,081	$19,094

NET INCOME PER SHARE—Basic	$0.22	$0.25	$0.27	$0.37

NET INCOME PER SHARE—Diluted	$0.22	$0.25	$0.27	$0.37

WEIGHTED-AVERAGE NUMBER OF SHARES OUTSTANDING - Basic	26,923,139	27,462,671	51,255,854	51,267,560

WEIGHTED-AVERAGE NUMBER OF SHARES OUTSTANDING - Diluted	26,959,651	27,554,457	51,405,806	51,469,878

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

            Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Senior Vice President, Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Senior Vice President, Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Change in Internal Control Over Financial Reporting

            No change in our internal control over financial reporting was made during our most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

            There are inherent limitations in the effectiveness of any control system, including the potential for human error and the circumvention or overriding of the controls and procedures. Additionally, judgments in decision-making can be faulty and breakdowns can occur because of simple error or mistake. An effective control system can provide only reasonable, not absolute, assurance that the control objectives of the system are adequately met. Accordingly, our management, including our Chief Executive Officer and our Senior Vice President, Chief Financial Officer does not expect that our control system can prevent or detect all error or fraud. Finally, projections of any evaluation or assessment of effectiveness of a control system to future periods are subject to the risks that, over time, controls may become inadequate because of changes in an entity’s operating environment or deterioration in the degree of compliance with policies or procedures.

ITEM 9B. OTHER INFORMATION

          None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The information required by Item 10 is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2005 pursuant to General Instruction G(3).

ITEM 11. EXECUTIVE COMPENSATION

          The information required by Item 11 is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2005 pursuant to General Instruction G(3).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

          The following table presents information as of December 31, 2005 with respect to compensation plans under which shares of our common stock are authorized for issuance:

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans

Equity Compensation Plans Approved by Shareholders	1,346,156	$15.00	930,310
Equity Compensation Plans Not Approved by Shareholders(2)

Total	1,346,156	$15.00	930,310

(1)     There are no outstanding warrants or rights.

(2)     The Company does not have any equity compensation plans that have not been approved by shareholders.

          Information relating to security ownership of certain beneficial owners of our common stock is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2005 pursuant to General Instruction G(3).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information required by Item 13 is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2005 pursuant to General Instruction G(3).

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

          The information required by Item 14 is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2005 pursuant to General Instruction G(3).

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

          Consolidated financial statements of Deerfield Triarc Capital Corp. included in Part II – Item 8. Financial Statements and Supplementary Data.

(b) Documents filed as part of this Report:

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

4.4	—	Junior Subordinated Note due 2035 in the principal amount of $51,550,000, dated September 29, 2005.***
10.1	—

Registration Rights Agreement among Deerfield Triarc Capital Corp., Credit Suisse First Boston LLC, Deutsche Bank Securities Inc. and Bear, Stearns & Co. Inc. for the benefit of certain holders of the common stock of Deerfield Triarc Capital Corp., dated as of December 23, 2004.*

10.2	—	Management Agreement between Deerfield Triarc Capital Corp. and Deerfield Capital Management LLC, dated as of December 23, 2004.*
10.3	—	License Agreement between Deerfield Triarc Capital Corp. and Deerfield Capital Management LLC, dated as of December 23, 2004.*
10.4	—

Junior Subordinated Note Purchase Agreement by and between Deerfield Triarc Capital LLC and JPMorgan Chase Bank, National Association, as trustee on behalf of Deerfield Triarc Capital Trust I, dated September 29, 2005.***

10.5	—	Parent Guarantee Agreement between Deerfield Triarc Capital Corp. and JPMorgan Chase Bank, National Association, as guarantee trustee, dated September 29, 2005.**
10.6	—	Purchase Agreement among Deerfield Triarc Capital LLC, Deerfield Triarc Capital Corp., Deerfield Triarc Capital Trust I and Bear, Stearns & Co. Inc., dated September 29, 2005.**
10.7	—	Purchase Agreement among Deerfield Triarc Capital LLC, Deerfield Triarc Capital Corp., Deerfield Triarc Capital Trust I and Taberna Preferred Funding III, Ltd., dated September 29, 2005.**
10.8	—	2004 Stock Incentive Plan.*
10.9	—	Amended and Restated Stock Award Agreement between Deerfield Triarc Capital Corp. and Deerfield Capital Management LLC, dated June 14, 2005.*
10.10	—	Amended and Restated Stock Option Agreement between Deerfield Triarc Capital Corp. and Deerfield Capital Management LLC, dated June 14, 2005.*
10.11	—	Form of Stock Award Agreement for Non-Employee Directors.*
14	—	Code of Ethics
21.1	—	Subsidiaries of the Registrant.
24.1	—	Power of Attorney (included on signature page).
31.1	—	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	—	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by Reference to the Company’s Registration Statement on Form S-11 (Registration No. 333-123762), as amended.
**	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the SEC on October 4, 2005.
***	Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended September 30, 2004 filed with the SEC on November 11, 2005

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEERFIELD TRIARC CAPITAL CORP. (Registrant)

Date: March 17, 2006	By: /S/ JONATHAN W. TRUTTER

Jonathan W. Trutter, Chief Executive Officer (Principal Executive Officer)
Date: March 17, 2006	By: /S/ RICHARD G. SMITH

Richard G. Smith, Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

POWER OF ATTORNEY

          KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Jonathan W. Trutter and Frederick L. White and each of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934 and any rules, regulations and requirements of the U.S. Securities and Exchange Commission in connection with this Annual Report on Form 10-K and any and all amendments thereto, and any other documents in connection therewith, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	*	By:	*
Nelson Peltz, Chairman and Director		Gregory H. Sachs, Director

Date:	March 17, 2006	Date:	March 17, 2006
By:	*	By:	*

Robert E. Fischer, Director		Robert B. Machinist, Director

Date:	March 17, 2006	Date:	March 17, 2006

By:	*	By:	*
Peter Rothschild, Director		Howard Rubin, Director

Date:	March 17, 2006	Date:	March 17, 2006

By:	/s/ JONATHAN W. TRUTTER
Jonathan W. Trutter, Chief Executive Officer and Director

Date:	March 17, 2006

*By: /S/ JONATHAN W. TRUTTER

Jonathan W. Trutter,
As Attorney-in-Fact