Form 10-Q
period 2006-03-31
Deerfield Triarc Capital Corp
filed 2006-05-15
CIK 1313918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

          ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

          ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to _______________

Commission file number: 1-32551

DEERFIELD TRIARC CAPITAL CORP.
(Exact name of registrant as specified in its charter)

Maryland	20-2008622
(State of incorporation)	(I.R.S. Employer Identification No.)

6250 N. River Road, 8th Floor, Rosemont, Illinois, 60018
(773) 380-1600
(Address, including zip code, and telephone number,
including area code, of registrant’s principal executive offices)

8700 West Bryn Mawr Avenue, 12th Floor, Chicago, Illinois, 60631
(Former address, including zip code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☒

There were 51,659,701 shares of the registrant’s Common Stock outstanding as of May 12, 2006.

DEERFIELD TRIARC CAPITAL CORP.
INDEX

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

          The statements in this Report on Form 10-Q that are not historical facts, including most importantly information concerning possible or assumed future results of operations of Deerfield Triarc Capital Corp. and statements preceded by, followed by, or that include the words “may,” “believes,” “plans,” “expects,” “anticipates” or the negation thereof, or similar expressions, constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). All statements that address operating performance, events or developments that are expected or anticipated to occur in the future, including statements related to revenue growth, earnings per share growth or statements expressing general optimism about future operating results, are forward-looking statements under the Reform Act. These forward-looking statements are based on our current expectations, speak only as of the date of this Report on Form 10-Q and are susceptible to a number of risks, uncertainties and other factors. Our actual results, performance and achievements may differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

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

          All future written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referenced above. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect us. We assume no obligation to update any forward-looking statements after the date of filing of this Report on Form 10-Q as a result of new information, future events or developments, except as required by federal securities laws. In addition, it is our policy generally not to make any specific projections as to future earnings, and we do not endorse any projections regarding future performance that may be made by third parties. You should carefully consider the factors referenced in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2006, including those set forth under the sections captioned “Part I – Item 1A. Risk Factors” and “Part II - Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations” as such factors that, among others, could cause actual results to vary from our forward-looking statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DEERFIELD TRIARC CAPITAL CORP. AND ITS SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share amounts)

	March 31,	December 31,
	2006	2005

ASSETS
Cash and cash equivalents	$19,446	$35,542
Due from broker	27,912	191,845
Restricted cash and cash equivalents	22,953	85,311
Available-for-sale securities, including $7,162,661 and $6,847,723 pledged—at fair value	8,439,150	7,285,052
Trading securities—at fair value	2,470	4,738
Other investments	12,321	12,303
Derivative assets	114,947	69,406
Loans held for sale	289,291	294,063
Loans	178,923	158,111
Interest receivable	46,881	40,648
Other receivable	13,883	16,976
Prepaid and other assets	11,340	9,817

TOTAL ASSETS	$9,179,517	$8,203,812

LIABILITIES
Repurchase agreements, including $30,565 and $26,788 of accrued interest	$7,116,051	$6,768,396
Due to broker	713,595	77,327
Dividends payable	—	18,081
Derivative liabilities	3,892	6,053
Interest payable	19,909	18,262
Long term debt	615,550	615,550
Management and incentive fee payable	2,500	2,453
Other payables	635	487

TOTAL LIABILITIES	8,472,132	7,506,609

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001:
100,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $0.001:
500,000,000 shares authorized; 51,659,701 shares issued and outstanding (including 269,232 restricted shares)	51	51
Additional paid-in capital	746,038	747,919
Deferred equity compensation	—	(2,397)
Accumulated other comprehensive loss	(54,200)	(44,703)
Retained earnings (deficit)	15,496	(3,667)

TOTAL STOCKHOLDERS’ EQUITY	707,385	697,203

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,179,517	$8,203,812

See notes to condensed consolidated financial statements

DEERFIELD TRIARC CAPITAL CORP. AND ITS SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except share and per share amounts)

	Three months ended March 31,

	2006	2005

REVENUES
Net interest income:
Interest income	$102,028	$25,240
Interest expense	79,105	16,382

Net interest income	22,923	8,858

EXPENSES
Management and incentive fee expense to related party	4,875	2,626
Professional services	478	27
Insurance expense	181	164
Other general and administrative expenses	581	61

Total expenses	6,115	2,878

OTHER INCOME AND GAIN (LOSS)
Net gain on available-for-sale securities	2,092	—
Net loss on trading securities	(1,813)	(73)
Net gain (loss) on loans	532	(134)
Net gain on derivatives	1,443	124
Dividend income	101	—

Net other income and gain (loss)	2,355	(83)

NET INCOME	$19,163	$5,897

NET INCOME PER SHARE—Basic	$0.37	$0.22

NET INCOME PER SHARE—Diluted	$0.37	$0.22

WEIGHTED-AVERAGE NUMBER OF SHARES OUTSTANDING - Basic	51,390,470	26,923,139

WEIGHTED-AVERAGE NUMBER OF SHARES OUTSTANDING - Diluted	51,515,588	26,959,651

See notes to condensed consolidated financial statements

DEERFIELD TRIARC CAPITAL CORP. AND ITS SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(In thousands)

	Common Stock				Accumulated
			Additional	Deferred	Other	Retained		Comprehensive
		Par	Paid-in	Equity	Comprehensive	Earnings		Income
	Shares	Value	Capital	Compensation	Loss	(Deficit)	Total	(Loss)

Balance - January 1, 2006	51,660	$51	$747,919	$(2,397)	$(44,703)	$(3,667)	$697,203

Net income						19,163	19,163	$19,163
Available-for-sale securities - fair value adjustment net of reclassification adjustments					(56,362)		(56,362)	(56,362)
Designated derivatives - fair value adjustment net of reclassification adjustments					46,865		46,865	46,865

Comprehensive income								$9,666

Reclassification of deferred equity to additional paid-in capital			(2,397)	2,397			—
Share-based compensation granted to board of directors			130				130
Amortization of share-based compensation			386				386

Balance - March 31, 2006	51,660	$51	$746,038	$—	$(54,200)	$15,496	$707,385

See notes to condensed consolidated financial statements

DEERFIELD TRIARC CAPITAL CORP. AND ITS SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three months ended March 31,

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$19,163	$5,897
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net amortization on investments, loans, and debt issuance	5,786	1,208
Accretion of discount on held to maturity securities	—	(145)
Share-based compensation	516	953
Gain on undesignated derivatives	(1,895)	(124)
Hedge ineffectiveness	(589)	(285)
Purchase of trading securities	—	(4,627)
Unrealized loss from trading securities	1,813	73
Other-than-temporary impairment on securities available-for-sale	1,837	—
Purchase of loans held for sale	(85,511)	(29,276)
Principal payments received on loans held for sale	20,595	—
Proceeds from the sale of loans held for sale	71,731	1,663
Net (gain) loss on loans held for sale	(442)	291
Net realized gain on securities available-for-sale	(3,929)	—
Net realized gain on loans held for sale	—	(157)
Net realized loss on terminated derivatives	41	—
Net payments received on designated terminated derivatives	1,040	—
Changes in operating assets and liabilities:
Due from broker	(11,667)	—
Interest receivable	(6,251)	(12,932)
Other receivable	5	(6,624)
Prepaid and other assets	(520)	(484)
Accrued interest on repurchase agreements	3,777	6,897
Due to broker	5,018	24,242
Interest payable	2,214	3,392
Management and incentive fee payable	47	403
Other payables	148	(119)

Net cash provided by (used in) operating activities	22,927	(9,754)

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted cash and cash equivalents	62,358	—
Purchase of available-for-sale securities	(1,117,429)	(2,710,767)
Proceeds from the sale of available-for-sale securities	397,849	—
Purchase of held-to-maturity securities	—	(34,719)
Principal payments received on available-for-sale securities	326,410	62,297
Proceeds from the maturity of held-to-maturity securities	—	134,990
Purchase of loans	(35,660)	—
Principal payments received on loans	15,000	—

Net cash used in investing activities	(351,472)	(2,548,199)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under repurchase agreements	331,711	2,360,869
Payment of debt issuance costs	(1,181)	—
Dividends paid	(18,081)	—
Payment of offering costs	—	(857)

Net cash provided by financing activities	312,449	2,360,012

Net decrease in cash and cash equivalents	(16,096)	(197,941)
Cash and cash equivalents at beginning of period	35,542	268,686

Cash and cash equivalents at end of period	$19,446	$70,745

SUPPLEMENTAL DISCLOSURE:
Cash paid for interest	$74,605	$6,166
Net change in unrealized loss on available-for-sale securities	$58,195	$36,964
Net change in unrealized gain on derivatives	$47,413	$17,744
Unsettled available-for-sale securities purchases - due to broker	$672,979	$117,689
Unsettled available-for-sale securities sales - due from broker	$12,328	$—
Warehouse participation liability	$—	$174,210
Settlement of interest expense from terminated derivatives	$565	$—
Principal payments receivable on available-for-sale securities	$13,813	$—

See notes to condensed consolidated financial statements

DEERFIELD TRIARC CAPITAL CORP. AND ITS SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. ORGANIZATION AND BASIS OF PRESENTATION

          Deerfield Triarc Capital Corp. and its subsidiaries (the “Company”) is a diversified financial company that invests in real estate-related securities and various other asset classes. The Company was incorporated in Maryland on November 22, 2004. On December 23, 2004, the Company commenced its operations of investing in real estate related investments, primarily mortgage-backed securities, as well as other assets.

          Deerfield Capital Management LLC (the “Manager”), pursuant to a management agreement (the “Management Agreement”), manages the Company and its investment portfolio.

          The Company has elected to be taxed, and intends to continue to qualify, as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”).

          Initial Private Placement

          On December 23, 2004, the Company completed an initial private offering of 26,923,139 shares (excluding 403,847 restricted shares) of common stock, $0.001 par value at an offering price of $15.00 per share, including 256,472 shares of common stock purchased or placed by the initial purchasers/placement agents pursuant to their over-allotment option. The Company received proceeds from these transactions of $379.7 million, net of underwriting discounts and commissions, placement agent fees, and incurred $0.9 million of costs associated with the offering, primarily printing and legal services.

          Initial Public Offering

          On July 5, 2005, the Company completed its initial public offering (the “IPO”) of 25,000,000 shares of common stock, $0.001 par value, at an offering price of $16.00 per share, including the sale of 679,285 shares by selling shareholders (for which the Company received no proceeds). The Company received proceeds from this transaction of $365.8 million, net of underwriting discounts, commissions and placement agent fees, and incurred $2.7 million of costs associated with the offering, primarily for printing and legal services. The Company’s stock is listed on the New York Stock Exchange under the symbol “DFR” and began trading on June 29, 2005.

          Basis of Presentation

          The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and are in the form prescribed by the Securities and Exchange Commission’s (“SEC”) Regulation S-X and instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes for complete financial statements as required by GAAP. The interim unaudited financial statements should be read in conjunction with the Company’s audited financial statements as of and for the year ended December 31, 2005, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 17, 2006. In the opinion of the Company’s management, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows have been included. The nature of the Company’s business is such that the results of any interim period are not necessarily indicative of results for a full year.

          The accompanying condensed consolidated financial statements include the accounts of the Company and its subsidiaries, which consist of the following:

•	Deerfield Triarc Capital LLC (“DTC LLC”) a wholly owned subsidiary of the Company.

o

Market Square CLO Ltd. (“Market Square”), a Cayman Islands limited liability company, in which DTC LLC owns substantially all of the equity in the form of preference shares. Market Square is consolidated as a variable interest entity (“VIE”) and is a taxable REIT subsidiary (“TRS”) for tax purposes.

o

Pinetree CDO Ltd. (“Pinetree”), a Cayman Islands limited liability company, in which DTC LLC owns 100% of the ordinary and preference shares. Pinetree is consolidated as a VIE and is a qualified REIT subsidiary (“QRS”).

	o	DWFC, LLC, a Delaware limited liability company, a wholly owned subsidiary of DTC LLC and a QRS.

•	Deerfield Triarc TRS Holdings, Inc. (“TRS Holdings”) a wholly owned subsidiary of the Company and a TRS.

	o	TRS Holdings is the single member parent of Deerfield Triarc TRS Holdings, LLC (“TRS Holdings LLC”), a disregarded entity for tax purposes.

•	Deerfield Triarc TRS (Bahamas) Ltd., a Bahamian international business company, is a wholly owned subsidiary of the Company and a TRS.

          On September 29, 2005, the Company formed Deerfield Triarc Capital Trust I (the “Trust”), an unconsolidated VIE that was formed in connection with a trust preferred securities transaction.

          Intercompany accounts and transactions have been eliminated in consolidation.

          Variable Interest Entities

          In December 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (revised 2004), Consolidation of Variable Interest Entities (“FIN 46R”). FIN 46R addresses the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to a VIE and generally would require that the assets, liabilities and results of operations of a VIE be consolidated into the financial statements of the enterprise that is the primary beneficiary of the VIE. The Company consolidates two such entities, Market Square and Pinetree, as discussed below.

          In March 2005, the Company entered into warehouse and master participation agreements (“agreements”) with an affiliate of UBS Securities LLC (“UBS”) providing that UBS will fund the purchase of bank loans by Market Square during the warehouse period. Upon review of the transaction, the Company determined that Market Square was a VIE under FIN 46R and that the Company was the primary beneficiary. On May 10, 2005, the agreements were terminated and the warehouse funding was replaced with the issuance of long-term debt and equity securities by Market Square. See Note 8 for a discussion of the long-term debt. The Company owns substantially all of the equity securities, $24.0 million of preference shares, issued by Market Square and is deemed to be the primary beneficiary.

          In May 2005, the Company entered into warehouse, master repurchase and pledge agreements (“UBS agreements”) with an affiliate of UBS providing that UBS will fund the purchase of asset-backed securities (“ABS”) by Pinetree during the warehouse period. Upon review of the transaction, the Company determined that Pinetree was a VIE under FIN 46R and that the Company was the primary beneficiary. On November 30, 2005, the UBS agreements were terminated and the warehouse funding was replaced with the issuance of long-term debt and equity securities by Pinetree. See Note 8 for a discussion of the long-term debt. The Company owns 100% of the equity securities, ordinary shares and $12.0 million of preference shares, issued by Pinetree and is deemed to be the primary beneficiary.

          Trust Preferred Securities

          In September 2005, the Company formed the Trust for the sole purpose of issuing and selling trust preferred securities. In accordance with FIN 46R, the Trust is not consolidated into the Company’s condensed consolidated financial statements because the Company is not deemed to be the primary beneficiary of the Trust. Through DTC LLC, the Company owns 100% of the common shares of the Trust, which also issued $50.0 million of preferred shares to unaffiliated investors. The rights of holders of common shares of the Trust are subordinate to the rights of the holders of preferred shares only in the event of a default; otherwise the common shareholders’ economic and voting rights are pari passu with the preferred shareholders. The Company records its investment in the Trust’s common shares of $1.6 million as other investments at cost and records dividend income upon declaration by the Trust. The Company’s loans to and investments in the Trust total $51.6 million, representing the Company’s maximum exposure to loss.

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

          See Note 8 for further discussion of the trust preferred securities and junior subordinated debt securities.

          Reclassifications

          Certain amounts in the condensed consolidated financial statements and notes as of December 31, 2005 and for the three months ended March 31, 2005 have been reclassified to conform to the presentation as of and for the three months ended March 31, 2006.

2. SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS

          Significant Accounting Policies

          The Company’s significant accounting policies are included in the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

          Recent Accounting Pronouncements

          In accordance with the adoption of SFAS 123 (revised 2004), the Company eliminated the deferred equity compensation balance of $2.4 million at January 1, 2006 through an off setting reduction to additional paid-in capital. This reclassification had no impact on the Company’s total stockholders’ equity.

          The FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments” in February 2006. SFAS No. 155 amends SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”, and SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” and addresses the application of SFAS No. 133 to beneficial interests in securitized financial assets. SFAS No. 155 establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. Additionally, SFAS No. 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS No. 155 is effective for financial instruments acquired or issued after January 1, 2007. The Company is currently assessing the impact SFAS No. 155 will have on its consolidated financial statements.

3. AVAILABLE-FOR-SALE SECURITIES

          The following table summarizes the Company’s investment securities classified as available-for-sale as of March 31, 2006, which are carried at fair value:

Security Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

	(In thousands)

Residential mortgage-backed securities	$8,270,906	$4,647	$(176,087)	$8,099,466
Asset-backed securities	297,421	2,482	(2,667)	297,236
High-yield corporate bonds	23,461	435	(261)	23,635
Common and preferred equities	15,690	156	—	15,846
Other investments	2,940	27	—	2,967

Total	$8,610,418	$7,747	$(179,015)	$8,439,150

          The following table summarizes the Company’s securities classified as available-for-sale as of March 31, 2006, according to their weighted average life:

Weighted Average Life	Amortized Cost	Estimated Fair Value	Weighted Average Coupon

	(In thousands)

Less than one year	$3,882	$3,851	6.98%
Greater than one year and less than five years	6,096,311	5,964,303	4.89%
Greater than five years and less than ten years	2,186,120	2,162,547	5.60%
Greater than ten years	324,105	308,449	5.85%

Total	$8,610,418	$8,439,150	5.11%

          The weighted average lives of available-for-sale securities at March 31, 2006 in the tables above are based upon contractual maturity for the high-yield corporate bonds, common and preferred equities, and other investments; and are estimated based on data provided through subscription-based financial information services for the residential mortgage-backed securities and asset-backed securities. The weighted average life for residential mortgage-backed securities and asset-backed securities is based on a prepayment model that considers current yield, forward yield, slope of the yield curve, mortgage rates, contractual rate of the outstanding loans, loan age, margin and volatility. For purposes of this disclosure, weighted average life represents the average number of years for which each dollar of unpaid principal remains outstanding. Weighted average life is an estimate of how many years it will take to pay half of the outstanding principal.

          Lives of mortgage-backed securities are generally shorter than stated contractual maturities. Actual lives of the Company’s mortgage-backed securities are affected by the contractual maturities of the underlying mortgages, periodic payments of principal, and prepayments of principal.

          At March 31, 2006, available-for-sale securities include unsettled security purchases totaling $673.0 million and exclude unsettled security sales of $12.3 million. These purchases and sales settled in the following month.

          The following table shows the fair value and gross unrealized losses of available-for-sale securities in which amortized cost exceeds fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2006:

	Less than 12 Months			More than 12 Months			Total

	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses

	(Dollars in thousands)

Residential mortgage-backed securities	242	$6,237,894	$(127,696)	77	$1,796,359	$(48,391)	319	$8,034,253	$(176,087)
Asset-backed securities	74	137,309	(2,667)	—	—	—	74	137,309	(2,667)
High-yield corporate bonds	1	2,287	(249)	1	2,388	(12)	2	4,675	(261)

Total temporarily impaired securities	317	$6,377,490	$(130,612)	78	$1,798,747	$(48,403)	395	$8,176,237	$(179,015)

          Temporary impairment of available-for-sale securities results from the fair value of securities falling below the amortized cost basis primarily due to changes in the interest rate environment. When the fair value of an available-for-sale security is less than its amortized cost for an extended period, the Company considers whether there is an other-than-temporary impairment in the value of the security. If, in the Company’s judgment, an other-than-temporary impairment exists, the cost basis of the security is written down to the then-current fair value, and the unrealized loss is transferred from accumulated other comprehensive income (loss) as an immediate reduction of current earnings (as if the loss had been recognized in the period of other-than-temporary impairment). The cost basis adjustment is recoverable only upon sale or maturity of the security. The determination of other-than-temporary impairment is a subjective process, and different judgments and assumptions could affect the timing of loss realization. The determination of other-than-temporary impairment is made at least quarterly.

          The Company considers the following factors when determining an other-than-temporary impairment for a security or investment:

•	the length of time and the extent to which the market value has been less than the amortized cost,

•	whether the security has been downgraded by a rating agency, and

•	the Company’s intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in market value

          At March 31, 2006, the Company recognized a $1.8 million other-than-temporary impairment related to two inverse interest-only securities. These inverse interest-only securities’ cash flows decrease as the London interbank offered rate (“LIBOR”) increases. The Company used updated cash flow projections from a third party to determine the amount of the impairment. As a result of the impairment charge, the cost basis of these securities was written down to the current fair value, and the unrealized loss transferred from accumulated other comprehensive income (loss) as an immediate reduction of earnings recognized as a reduction to net gain on available-for-sale securities in the condensed consolidated statement of operations. Since these securities have been adjusted to estimated fair value at March 31, 2006, they are not included in unrealized loss in the table above.

          The Company’s available-for-sale securities primarily consist of RMBS, which are all agency or AAA-rated in quality with the exception of $63.4 million of interest-only or principal-only securities. In addition, at March 31, 2006, none of the available-for-sale securities held had been downgraded by the two major credit rating agencies since their purchase. The securities are of high credit rating and the Company intends to hold these securities until the fair value of the securities is recovered, which may be maturity, if necessary. As such, the Company does not believe any securities held, other than the two securities discussed above, were other-than-temporarily impaired at March 31, 2006.

4. TRADING SECURITIES

          The Company holds trading securities as of March 31, 2006, carried at fair value of $2.5 million. Net losses of $1.8 million and $0.1 million on trading securities were recognized in the condensed consolidated statements of operations for three months ended March 31, 2006 and 2005, respectively, due to declines in fair values of these securities.

5. OTHER INVESTMENTS

          The Company holds other investments as of March 31, 2006, carried at cost of $12.3 million. These investments consist of equity investments in the Trust (see Note 8), Hometown Commercial Capital LLC (“HCC”) (see Note 6) and common and preferred equities that are not traded in an active market in the amounts of $1.6 million, $3.0 million and $7.7 million, respectively.

6. LOANS AND LOANS HELD FOR SALE

          The following summarizes the Company’s loans and loans held for sale as of March 31, 2006:

	Carrying Value

Type of Loan	Loans	Loans Held for Sale	Total

	(In thousands)

Loans held in CDO	$—	$277,887	$277,887
Structured and syndicated loans	178,923	6,038	184,961
Commercial mortgages	—	5,366	5,366

	$178,923	$289,291	$468,214

          At March 31, 2006, the Company held loans totaling $468.2 million. Loans classified as held for sale and carried at the lower of cost or fair value totaled $289.3 million, net of a valuation allowance of $0.6 million. Loans classified as held for investment and carried at amortized cost totaled $178.9 million. The Company identified no impaired held for investment loans at March 31, 2006, and thus has established no allowance for loan losses. At March 31, 2006, there were $3.0 million and $6.4 million of unsettled loan purchases and loan sales, respectively, related to loans held for sale.

          On November 29, 2005, the Company entered into a master participation agreement with HCC, a commercial mortgage loan originator. HCC originates commercial mortgages with a targeted principal range of $1.0 million to $15.0 million. Under the master participation agreement, the Company will purchase a junior participating beneficial ownership interest of 10.0% of the principal balance of each approved commercial mortgage. Interest accrues on the Company’s outstanding principal balance at a rate of 15.0% annually. HCC retains legal title and control of the loans and has custody of the original loan documents. The Company retains approval rights for loans included in the participation portfolio. Additionally, the Company has agreed to buy 50.0% of the lowest-rated non-investment grade tranche of the commercial mortgages upon securitization.

          At March 31, 2006, the Company held junior participation interests in 18 commercial mortgage loans originated by HCC of $5.4 million. These interests are classified as loans held for sale and carried at the lower of cost or fair value.

7. REPURCHASE AGREEMENTS

          The repurchase agreements are short-term borrowings from financial institutions that bear interest rates that have historically moved in close relationship to the one-month, two-month or three-month LIBOR. At March 31, 2006, the Company had repurchase agreements outstanding in the amount of $7.1 billion, with a weighted-average borrowing rate of 4.74%.

          The repurchase agreements had remaining weighted average maturities of 33 days at March 31, 2006 and are summarized below:

Type of Investment Pledged	Estimated Fair Value of Investments Pledged	Repurchase Agreement Liabilities	Weighted Average Interest Rate

	(In thousands)

Residential mortgage-backed securities	$7,193,325	$7,098,003	4.74%
High yield corporate bonds	6,308	5,414	5.10%
Common and preferred equities	15,761	9,674	5.50%
Other investments	8,197	2,960	5.30%

	$7,223,591	$7,116,051	4.74%

          The fair value of the investments pledged at March 31, 2006 includes accrued interest and dividends of $31.7 million consisting of $30.7 million, $0.7 million, $0.2 million and $0.1 million for the mortgage-backed securities, preferred stock, high yield corporate bonds, and other investments, respectively.

          At March 31, 2006, the Company had amounts at risk with the following repurchase agreement counterparties:

	Amount at Risk (1)	Weighted-Average Remaining Maturity

	(In thousands)	(In days)

Repurchase Agreement Counterparties:
Bear, Stearns & Co. Inc.	$(4,270)	25
Barclays Bank Plc.	1,755	41
Citigroup, Inc.	2,184	38
Countrywide Securities Corp.	18,118	38
Credit Suisse First Boston LLC	25,293	31
JPMorgan Chase and Co.	(587)	28
Lehman Brothers Inc.	8,592	34
Merrill Lynch & Co., Inc.	32,280	27
Mitsubishi Securities (USA), Inc.	8,374	16
Morgan Stanley & Co. Incorporated	(903)	18
Nomura Securities International	(2,575)	34
UBS Securities LLC	19,279	47

Total	$107,540

(1)	Equal to the fair value of securities pledged, and related accrued interest receivable, minus repurchase agreement liabilities, and related accrued interest payable.

8. LONG-TERM DEBT

          The following table summarizes the Company’s long-term debt at March 31, 2006:

	Carrying Value	Weighted Average Rate at March 31, 2006

	(In thousands)

Market Square	$276,000	5.09%
Pinetree	288,000	5.02%
Trust Preferred Securities	51,550	8.16%

Total	$615,550	5.31%

          Wachovia Facility

          On March 10, 2006, the Company entered into a $300.0 million three year warehouse funding agreement with Wachovia Capital Markets, LLC (the “Facility”). Financing under the Facility will be secured by assets ranging from large syndicated bank loans to subordinated notes and preferred stock. Advance rates under the Facility vary by asset type. The Facility is available to two bankruptcy remote special purpose vehicles (DWFC, LLC and Deerfield Triarc TRS (Bahamas) Ltd as discussed in Note 1), which the Company consolidated pursuant to the requirements of FIN 46R. The Company expects to pursue term funding of these assets via securitization in a future CDO. At March 31, 2006 the Company had no outstanding debt related to the Facility, however, the Company incurred $1.0 million of debt issuance costs that are being amortized into interest expense on a straight-line basis over the term of the Facility. The annual interest rate for the Facility is based on short-term commercial paper rates as defined in the warehouse funding agreement, plus 0.75% for large syndicated loans or plus 0.90% for all other loans.

          Market Square

          Market Square’s debt securities bear interest rates that reset quarterly based on varying spreads to three-month LIBOR. The Company’s long-term debt issued by Market Square has a weighted average interest rate of 5.09%, using the last reset dates as of March 31, 2006.

          The Market Square notes are callable, at par, by the Company on July 20, 2007 and quarterly thereafter, subject to certain conditions. Market Square is a bankruptcy remote subsidiary and the debt holders have recourse only to the assets of Market Square, which were $316.3 million as of March 31, 2006.

          Pinetree

          Pinetree’s debt securities bear interest rates that reset quarterly based on varying spreads to three-month LIBOR. The Company’s long-term debt issued by Pinetree has a weighted average interest rate of 5.02%, using the last reset date, at March 31, 2006.

          The Pinetree notes are callable, at par, by the Company on January 5, 2010 and quarterly thereafter, subject to certain conditions. Pinetree is a bankruptcy remote subsidiary and the debt holders have recourse only to the assets of Pinetree, which were $311.5 million at March 31, 2006.

          Trust Preferred Securities

          On September 29, 2005, the Trust issued preferred securities to unaffiliated investors for gross proceeds of $50.0 million and common securities to the Company for $1.6 million. The combined proceeds were invested by the Trust in $51.6 million of unsecured junior subordinated debt securities issued by DTC LLC. The junior subordinated debt securities are the sole assets of the Trust and mature on October 30, 2035 but are callable by DTC LLC on or after October 30, 2010. Interest is payable quarterly at a floating rate equal to three-month LIBOR plus 3.50% per annum. This rate at March 31, 2006 was 8.16%.

          The holders of the preferred securities of the Trust are entitled to receive distributions payable quarterly at a variable rate equal to three-month LIBOR plus 3.50% per annum. The preferred and common securities of the Trust do not have a stated maturity date; however, they are subject to mandatory redemption upon the maturity or call of the junior subordinated debt securities.

          Unamortized deferred issuance costs associated with the junior subordinated debt securities are $1.2 million at March 31, 2006 and are classified as part of prepaid and other assets on the condensed consolidated balance sheet. These costs are being amortized into interest expense using the effective yield method over the period to the call date.

          The Company has issued a parent guarantee for the payment of any amounts to be paid by DTC LLC under the terms of the junior subordinated debt securities debenture. The obligations under the parent guarantee agreement constitute unsecured obligations of the Company and rank subordinate and junior to all other senior debt. The parent guarantee will terminate upon the full payment of the redemption price for the trust preferred securities or full payment of the junior subordinated debt securities upon liquidation of the Trust.

9. STOCKHOLDERS’ EQUITY

          On February 7, 2006, the Company approved a resolution to award 2,500 fully vested shares of common stock to each of the four independent board members. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payments, the Company determined that February 7, 2006 was the grant date and recognized the entire fair market value of the grant on such date, as the shares have no vesting period. The fair market value of the grant was determined as the closing price on the grant date of $13.00 per share. The delivery of these shares is expected to occur during the second quarter of 2006.

          On December 23, 2004, the Company granted 403,847 shares of restricted common stock, par value $0.001, and restricted options to purchase 1,346,156 shares of common stock at an exercise price of $15.00 per share, to the Manager. The Company’s restrictions lapse, and full rights of ownership vest in three equal installments on the first, second and third anniversary from the grant date. Vesting is predicated on the continuing involvement of the Manager in providing services to the Company. One third of the shares of restricted stock and restricted stock options vested on December 23, 2005. The Company recorded $0.4 million and $1.0 million of share-based compensation on the unvested shares, included in management and incentive fee expense to a related party, for the three months ended March 31, 2006 and March 31, 2005, respectively.

          In accordance with Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments that are Issued to other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, the Company values the unvested restricted stock and stock options at fair value and recognizes over the vesting period a contribution to additional paid-in capital and an equal offsetting amount to expense. The total unamortized fair value of the restricted stock and stock options as of March 31, 2006 was $1.9 million.

          The fair value of options granted to the Manager is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions as of March 31, 2006:

	Three months ended March 31,

	2006	2005

Dividend yield	10.01%	13.80%
Expected volatility	22.02%	22.83%
Risk-free interest rate	4.85%	4.25%
Expected life (in years)	8.8	10.0

10. COMPUTATION OF EARNINGS PER SHARE

          The following table presents a reconciliation of basic and diluted earnings per share:

	Three months ended March 31,

	2006	2005

	(In thousands, except per share data)

Net income	$19,163	$5,897

Weighted average shares used in basic computation	51,390	26,923

Dilutive effect of:
Unvested restricted stock	126	37

Weighted average shares used in diluted computation	51,516	26,960

Net income per share - Basic	$0.37	$0.22

Net income per share - Diluted	$0.37	$0.22

          Potentially dilutive shares relating to a stock option to purchase 1,346,156 shares of common stock for the three months ended March 31, 2006 and March 31, 2005, are not included in the calculation of diluted net income per share because the effect is anti-dilutive.

11. RELATED-PARTY TRANSACTIONS

          The Company’s base management fee expense for the three months ended March 31, 2006 and March 31, 2005 was $3.3 million and $1.7 million, respectively. In addition to the base management fee, amortization for the three months ended March 31, 2006 and March 31, 2005 was $0.4 million and $1.0 million, respectively, related to the restricted stock and stock options granted to the Manager, and was included in management and incentive fee expense to related party in the condensed consolidated statements of operations. See Note 9 for additional information regarding the grant to the Manager. The Manager earned an incentive fee for the three months ended March 31, 2006 of $1.2 million. There was no incentive fee for the three months ended March 31, 2005. The Company recorded expenses related to reimbursable out-of-pocket and certain other costs incurred by the Manager totaling $0.1 million for both the three months ended March 31, 2006 and 2005, respectively. At March 31, 2006, the Company had outstanding payables related to its agreement with the Manager in the amount of $2.5 million, which is included in management and incentive fee payable in the condensed consolidated balance sheet.

12. FAIR VALUE OF FINANCIAL INSTRUMENTS

          SFAS No. 107, Disclosure About Fair Value of Financial Instruments, requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value. The fair value of financial instruments is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Quoted market prices if available are utilized as estimates of the fair values of financial instruments. Since no quoted market price exists for certain of the Company’s financial instruments, the fair values of such instruments have been derived based on management’s assumptions, the estimated amount and timing of future cash flows and estimated discount rates. Different assumptions could significantly affect these estimates. The carrying amounts and estimated fair values of the Company’s financial instruments at March 31, 2006, for which the disclosure of fair values is required were as follows:

	Carrying Value	Estimated Fair Value

	(In thousands)

Financial assets:
Cash and cash equivalents (a)	$19,446	$19,446
Restricted cash and cash equivalents (a)	22,953	22,953
Available-for sale securities (b)	8,439,150	8,439,150
Trading securities (b)	2,470	2,470
Other investments (c)	12,321	12,321
Derivative assets (d)	114,947	114,947
Loans held for sale (e)	289,291	291,910
Loans (e)	178,923	178,923

Financial liabilities:
Repurchase agreements (a)	7,116,051	7,116,051
Derivative liabilities (d)	3,892	3,892
Long-term debt:
Market Square (f)	276,000	276,000
Pinetree (f)	288,000	288,000
Trust preferred (f)	51,550	51,550

(a)	The carrying amounts approximated the fair value due to the short-term nature of these instruments.

(b)	The estimated fair values were determined through references to price estimates provided by independent pricing services and/or dealers in the securities.

(c)	It was not practicable to estimate the fair value of these investments because the investments are not traded in an active market.

(d)

All derivatives are recognized on the condensed consolidated balance sheets at fair value and take into consideration the effects of legally enforceable master netting arrangements that allow the Company to settle positive and negative positions with the same counterparty on a net basis. Determination of fair values is based on internally developed and tested market-standard pricing models.

(e)

The estimated fair values are determined primarily by using price estimates provided by an independent pricing service. If the independent pricing service cannot provide estimates for a given loan, the Company determines estimated fair value based on some or all of the following: (a) current financial information of the borrowing company and performance against its operating plan; (b) changing value of collateral supporting the loan; (c) changes to the market for the borrowing company’s service or product and (d) present value of projected future cash flows.

(f)	The carrying amount approximated fair value as the interest rate on all of the Company’s long-term debt resets quarterly to three-month LIBOR rates plus a fixed credit spread.

13. ACCUMULATED OTHER COMPREHENSIVE LOSS

          The following is a summary of the components of accumulated other comprehensive loss:

	For the three months ended March 31, 2006

	Available-for-	Cash Flow
	Sale Securities	Hedges	Total

	(In thousands)

Beginning balance	$(114,906)	$70,203	(44,703)
Unrealized net gain (loss) for the period	(54,270)	51,858	(2,412)
Reclassification adjustments:
Securities sold	(3,929)	—	(3,929)
Other-than-temporary impairment of securities	1,837	—	1,837
Hedging net gain recognized in earnings	—	(4,993)	(4,993)

Ending balance	$(171,268)	$117,068	$(54,200)

14. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

          The Company seeks to manage its interest rate risk exposure to the effects of interest rate changes. Such interest rate risk may arise from the issuance and forecasted rollover of short-term liabilities or from liabilities with a contractual variable rate based on LIBOR. The Company may use interest rate swaps and interest rate swap forwards designated as hedges to manage this interest rate risk. Derivative instruments are carried at fair value.

          The following table is a summary of derivative instruments held as of March 31, 2006:

	Notional	Unrealized	Unrealized	Estimated
	Amount	Gains	Losses	Fair Value

	(In thousands)

Interest rate swaps - designated	$5,324,450	$113,094	$(3,807)	$109,287
Interest rate swap forwards - designated	150,000	7	(6)	1
Interest rate swaps - undesignated	103,250	1,253	—	1,253
Credit default swaps - undesignated	78,000	593	(79)	514

	$5,655,700	$114,947	$(3,892)	$111,055

          Cash Flow Hedging Strategies

          Hedging instruments are designated, as appropriate, as cash flow hedges based upon the specifically identified exposure, which may be an individual item or a group of similar items. Hedged exposure is primarily interest expense on forecasted rollover/reissuance of repurchase agreements for a specified future time period and the hedged risk is the variability in those payments due to changes in the benchmark rate. Hedging transactions are structured at inception so that the notional amounts of the hedges are matched with an equal amount of repurchase agreements forecasted to be outstanding in that specified period for which the borrowing rate is not yet fixed. Cash flow hedging strategies include the utilization of interest rate swaps and interest rate swap forwards. Any ineffectiveness in the hedging relationship is recognized in interest expense during the period in which it arises. Prior to the end of the specified hedge period, the effective portion of all contract gains and losses is recorded in other comprehensive income or loss. Realized gains and losses due to net settlements on the hedging instruments are reclassified into earnings as an adjustment to interest expense during the specified hedge time period. Hedging instruments under these strategies are deemed to be designated to the outstanding repurchase portfolio and the forecasted rollover thereof. At March 31, 2006, the maximum length of time over which the Company is hedging its exposure to the variability of future cash flows for forecasted transactions is approximately 9.5 years.

          For the three months ended March 31, 2006 and March 31, 2005, the Company recognized a reduction to interest expense of $0.6 million and $0.3 million, respectively, due to ineffectiveness. As of March 31, 2006, the Company held 201 designated interest rate swaps with a notional amount outstanding of $5.5 billion, $0.2 billion of which were interest rate swap forwards. In November 2005, the Company entered into a designated swap that contained a financing element, resulting in the receipt of a $3.7 million cash payment that is being repaid through an above-market interest rate over the life of the swap. The weighted average fixed rate payable on the cash flow hedges at March 31, 2006 is 4.25%.

          Other Interest Rate Derivatives

          The Company held three interest rate swaps with a total notional amount of $103.3 million as of March 31, 2006 that were not designated as hedges. Accordingly, changes in fair value of these derivatives are recorded in net gain on derivatives in the condensed consolidated statement of operations. As of March 31, 2006, these interest rate swaps had a total fair value of $1.3 million, recorded in derivative assets in the condensed consolidated balance sheet.

          Credit Default Swaps

          As of March 31, 2006, the Company held 24 credit default swaps (“CDS”), as the protection seller, with a notional amount of $78.0 million. A CDS is a financial instrument used to transfer the credit risk of a reference entity from one party to another for a specified period of time. In a standard CDS contract, one party, referred to as the protection buyer, purchases credit default protection from another party, referred to as the protection seller, for a specific notional amount of obligations of a reference entity. In these transactions, the protection buyer pays a premium to the protection seller. The premium is generally paid quarterly in arrears, but may be paid in full up front in the case of a CDS with a short maturity. Generally, if a pre-defined credit event occurs during the term of the CDS, the protection seller pays the protection buyer the notional amount and takes delivery of the reference entity’s obligation. As of March 31, 2006, these CDSs had a net fair value recorded in derivative assets and derivative liabilities in the condensed consolidated balance sheet in the amounts of $0.6 million and $0.1 million, respectively.

15. COMMITMENTS

          The timing and amount of additional funding on certain bank loans are at the discretion of the borrower. The Company had unfunded commitments of $8.0 million at March 31, 2006.

16. SUBSEQUENT EVENTS

          On April 4, 2006, the Company approved pursuant to the management agreement, 15,353 shares of common stock relating to payment of 15% of the fourth quarter 2005 incentive fee to the Company’s Manager to be deemed issued as of March 24, 2006. Therefore, any dividend declared will be paid in cash before the actual issuance of shares to the Manager. Additionally, the one-year holding period, as defined in the agreement with our Manager, was deemed to start on March 24, 2006. The Company also agreed that any future issuance of common stock for partial payment of the incentive fee to the Company’s Manager may be deemed issued as of a specific date as approved by the Company in the case that the actual shares are not issued.

          On April 24, 2006, the Company declared a cash dividend of $0.36 per share on the Company’s common stock for the first quarter of 2006. The record date for the cash dividend is May 4, 2006, and the payment date is May 26, 2006. The total amount of the dividend to be paid is $18.6 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The statements in this discussion regarding the industry outlook, our expectations regarding the future performance of our business, and the other non-historical statements in this discussion are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in our Annual Report on Form 10-K filed March 17, 2006 in “Part I - Item 1A. Risk Factors.” You should read the following discussion together with “Part I - Item 1A. - Risk Factors” of our Annual Report on Form 10-K and our condensed consolidated financial statements and notes thereto included in “Part I - Item 1. Financial Statements” on this Form 10-Q.

Overview

          Deerfield Triarc Capital Corp. (together with its subsidiaries) is a diversified financial company formed in November 2004 to invest in real estate-related securities and various other asset classes. We commenced operations in December 2004. We have elected and intend to continue our qualification as a real estate investment trust, or REIT, for federal income tax purposes. We invest in financial assets and utilize leverage where we consider appropriate to seek to achieve attractive risk-adjusted returns that is structured to comply with the various federal income tax requirements for REIT status and to qualify for exclusion from regulation under the Investment Company Act of 1940, as amended, or 1940 Act. We focus on the following asset classes:

•	Real estate-related securities, principally residential mortgage-backed securities, or RMBS, and commercial mortgage-backed securities or CMBS;

•	Other asset-backed securities, or ABS, including collateralized debt obligations, or CDO;

•	Loans, including senior secured and unsecured loans, and related credit derivatives, including credit default swaps on senior secured loans; and

•	Leveraged finance instruments, including corporate mezzanine loans, high yield corporate bonds, distressed and stressed debt securities and private or registered equity investments.

          The following is a summary of our portfolio, in thousands, as of March 31, 2006:

	Carrying	% of Total
Principal Investments	Value	Portfolio

	(In thousands)

RMBS (1)	$8,101,936	90.8%
Loans:
Loans held in CDO	277,887	3.1%
Structured and syndicated loans (2)	184,961	2.1%
Commercial mortgage loans	5,366	0.1%
ABS held in CDO (3)	297,236	3.3%
Common and preferred equities	28,167	0.3%
High yield corporate bonds (4)	23,635	0.3%
Other investments	2,967	0.0%

Total	$8,922,155

(1)

RMBS assets include both trading interest-only strip securities and available-for-sale interest- and principal- only strip securities with a fair value of $2.5 million and $63.4 million with notional value of $436.6 million and $264.9 million, respectively.

(2)	Structured and syndicated loans exclude credit default swaps with a fair value of $0.5 million and a $78.0 million notional value.

(3)	ABS held in CDO include RMBS, CMBS and ABS.

(4)	High yield corporate bonds include $8.0 million of bonds held in a CDO.

          We completed an initial private offering of 26,923,139 shares (excluding 403,847 restricted shares) of our common stock in December 2004 in which we raised net proceeds of approximately $378.9 million. We completed our initial public offering of 25,000,000 shares of our common stock, including 24,320,715 newly issued shares sold by us and 679,285 shares sold by selling stockholders, in July 2005, in which we raised net proceeds of approximately $363.1 million. We applied the proceeds that we received from our initial public offering to pay down repurchase agreement obligations in order to create additional leveraging capacity. We have re-leveraged our investment portfolio since applying the proceeds of our initial public offering and have invested the proceeds of that new leverage as well as the proceeds from our initial private offering of common stock in a leveraged portfolio of RMBS and other investments with total invested assets, as of March 31, 2006, of $8.9 billion. We are externally managed by Deerfield Capital Management LLC, or Deerfield Capital, a fixed income asset manager and a Securities and Exchange Commission, or SEC, registered investment adviser. Deerfield Capital is a wholly-owned subsidiary of Deerfield & Company LLC, or Deerfield.

         We earn income and generate cash through our investments. We use a substantial amount of leverage to seek to enhance our returns. We finance each of our investments with different degrees of leverage. The cost of borrowings to finance our investments comprises a significant portion of our operating expenses. Our net income will depend on our ability to effectively manage this particular operating expense in relation to our revenues.

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

        Our income is generated primarily from the net spread, or difference, between the interest income we earn on our investment portfolio and the cost of our borrowings and hedging activities. Our net interest income will vary based upon, among other things, the difference between the interest rates earned on our interest-earning assets and the borrowing costs of the liabilities used to finance those investments.

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

         The yield on our assets may be affected by a difference between the actual prepayment rates and our projections. Prepayments on loans and securities may be influenced by changes in market interest rates and a variety of economic, geographic and other factors beyond our control, and consequently, such prepayment rates cannot be predicted with certainty. To the extent we have acquired assets at a premium or discount, a change in prepayment rates may impact our anticipated yield. Under certain interest rate and prepayment scenarios, we may fail to recoup fully our cost of acquisition of certain assets.

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

         In addition, our returns will be affected by the credit performance of our non-agency investments. If credit losses on our investments, loans, or the loans underlying our investments increase, it may have an adverse affect on our performance.

         Deerfield Capital is entitled to receive a base management fee that is derived from the amount of our equity (as defined in the management agreement), which is not significantly impacted by the performance of our portfolio. Accordingly, our management fee is primarily a fixed cost and will not decrease significantly in the event of a decline in our profitability.

Trends

         The following trends may also affect our business:

         Rising interest rate environment. Interest rates have recently increased and may continue to increase. With respect to our existing MBS portfolio, which is heavily concentrated in hybrid adjustable rate RMBS, such interest rate increases should result in decreases in our net interest income, as there is a timing mismatch between the reset dates on our MBS portfolio and the financing of these investments. We currently have invested and intend to continue to invest in hybrid adjustable-rate RMBS which are based on mortgages with interest rate caps. The financing of these RMBS is short term in nature and does not include an interest rate cap. This mismatch should result in a decrease in our net interest income if rates increase sharply after the initial fixed rate period and our interest cost increases more than the interest rate earned on our RMBS due to the cap. In a rising rate environment, prepayment rates are generally expected to decline. If prepayment rates are lower than expected, we could have less capital to reinvest into higher rate mortgage securities, which should result in a decrease in our net interest income. We have increasingly invested in 15 and 30 year fixed rate securities, which are similarly exposed to prepayment rates and the mismatched funding applicable to hybrid adjustable rate securities. With respect to our existing and future floating rate investments such as loans, such interest rate increases should result in increases in our net interest income because our floating rate assets are greater in amount than the related floating rate liabilities. Similarly, such an increase in interest rates should generally result in an increase in our net interest income on future fixed rate investments made by us because our fixed rate assets would be greater in amount than our liabilities. However, we would expect that our fixed rate assets would decline in value in a rising interest rate environment and our net interest spreads on fixed rate assets could decline in a rising interest rate environment to the extent they are financed with floating rate debt. We have engaged in interest rate swaps and interest rate swap forwards to hedge a significant portion of the risk associated with increases in interest rates. However, because we do not hedge 100% of the amount of short-term financing outstanding, increases in interest rates should result in a decline in the value of our portfolio, net of hedges. Similarly, decreases in interest rates should result in an increase in the value of our portfolio.

          Steepening yield curve. For much of 2005, the yield curve experienced significant “flattening” as short term rates increased at a greater rate than long term rates. For example, between December 31, 2004 and December 31, 2005, the yield on the three-month U.S. Treasury bill increased by 190 basis points, while the yield on the three-year U.S. Treasury note increased by only 107 basis points. Between December 31, 2005 and March 31, 2006, however, this trend ceased, with the yield on the three-month U.S. Treasury bill increasing by 49 basis points and the yield on the three-year U.S. Treasury note increasing by 52 basis points. Given the current “flatness” of the U.S. Treasury yield curve, the chance that the yield curve will steepen is greater, in our estimation, than the chance of further flattening or inversion. With respect to our RMBS portfolio, we believe that a steepening of the yield curve should result in increases in our net interest income, as the financing of our RMBS investments is usually shorter in term than the fixed rate period of our RMBS portfolio, which is heavily weighted towards hybrid adjustable rate RMBS. Similarly, we believe that a flattening of the yield curve should result in decreases in our net interest income. A steepening of the yield curve results in a larger gap between the rate we pay on the swaps and the rate we receive. Furthermore, a steepening of the yield curve should result in an increase in our hedging costs, since we pay a fixed rate and receive a floating rate under the terms of our swap agreements. Similarly, a flattening of the shape of the yield curve should result in a decrease in our hedging costs. However, since we do not hedge 100% of our interest rate exposure, the impact from the swaps will not fully offset the impact to net interest income. Accordingly, if the yield curve continues to steepen, we would generally expect our net interest income to increase.

         Prepayment rates. Prepayment rates generally increase when interest rates fall and decrease when interest rates rise, but changes in prepayment rates are difficult to predict. Prepayment rates also may be affected by other factors, including, without limitation, conditions in the housing and financial markets, general economic conditions and the relative interest rates on adjustable-rate and fixed-rate mortgage loans. Because interest rates may continue to increase, RMBS prepayment rates may fall. If interest rates begin to fall, triggering an increase in prepayment rates, our current portfolio, which is heavily weighted towards hybrid adjustable-rate mortgages, would cause decreases in our net interest income due to reinvestment opportunities being in a lower rate environment.

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

         Credit spreads. The credit markets have experienced tight credit spreads due to the robust demand for lending opportunities. With respect to our credit portfolio, which includes commercial mortgage loans, asset-backed securities held in a

CDO, bank loans, high yield corporate bonds, preferred shares and other corporate securities, and which accounts for 9.2% of our total portfolio as of March 31, 2006, a narrowing of credit spreads could result in decreases in the net interest income on future credit-oriented investments.

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

         When the fair value of an available-for-sale security is less than its amortized cost for an extended period, we consider whether there is an other-than-temporary impairment in the value of the security. If, in our judgment, an other-than-temporary impairment exists, the cost basis of the security is written down to the then-current fair value, and the unrealized loss is transferred from accumulated other comprehensive income (loss) as an immediate reduction of current earnings (as if the loss had been recognized in the period of other-than-temporary impairment). The cost basis adjustment is recoverable only upon sale or maturity of the security. The determination of other-than-temporary impairment is a subjective process, and different judgments and assumptions could affect the timing of loss realization.

         We consider the following factors when determining an other-than-temporary impairment for a security or investment:

•	the length of time and the extent to which the market value has been less than the amortized cost,

•	whether the security has been downgraded by a rating agency, and

•	our intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in market value

         The determination of other-than-temporary impairment is made at least quarterly. If we determine an impairment to be other-than-temporary we will need to realize a loss that would have an impact on future income. For the three months ended March 31, 2006, we recognized a $1.8 million other-than-temporary impairment related to two interest-only securities. We have gross unrealized holding losses on available-for-sale securities of $171.3 million at March 31, 2006, which, if not recovered, may result in the recognition of future losses. However, the securities are of high credit rating and we intend to hold these securities until the fair value is recovered, which may be maturity, if necessary.

Interest Income Recognition

         Interest income on our available-for-sale and held to maturity securities is accrued based on the actual coupon rate and the outstanding principal amount of the underlying instruments. Premiums and discounts are amortized or accreted into interest income over the lives of the securities using a method that approximates the effective yield method in accordance with Statement of Financial Accounting Standards, or SFAS, No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.

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

Loans

         Our investments in loans are classified either as held for sale and carried on the condensed consolidated balance sheet at the lower of cost or fair market value or as held for investment (referred to as “Loans” on the condensed consolidated balance sheet) and carried at amortized cost, with any premium or discount being amortized or accreted to income, and an allowance for loan losses, if necessary. We determine fair value for our loans held for sale using price estimates provided by an independent pricing service. If the independent pricing service cannot provide estimates for a given loan, our valuation committee determines estimated fair value based on some or all of the following: (a) current financial information of the borrowing company and performance against its operating plan; (b) changing value of collateral supporting the loan; (c) changes to the market for the borrowing company’s service or product and (d) present value of projected future cash flows. If an individual loan’s fair market value is below its cost, a valuation adjustment is recognized in our statement of operations and the loan’s cost basis is adjusted. This valuation allowance is recoverable in future periods. We accrue interest income based on the outstanding principal amounts of the loans and their contractual terms.

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

         To estimate the allowance for loan losses, we first identify impaired loans. We consider a loan to be impaired when, based on current information and events, management believes it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. When a loan is impaired, the allowance for loan losses is increased by the amount of the excess of the amortized cost basis of the loan over its estimated fair value. Estimated fair value may be determined based on (i) observable market quotes, if available; (ii) the estimated sales price of the collateral less estimated disposition costs, or (iii) the present value of projected future cash flows. Increases in the allowance for loan losses are recognized in the statements of operations as a provision for loan losses. If the loan or a portion thereof is considered uncollectible and of such little value that further pursuit of collection is not warranted, a charge-off or write-down of a loan is recorded, and the allowance for loan losses is reduced.

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

         We identified no impaired loans in our portfolio at March 31, 2006 and have not provided an allowance for loan losses at this time.

Accounting For Derivative Financial Instruments and Hedging Activities

         Our policies permit us to enter into derivative contracts, including interest rate swaps and interest rate swap forwards, as a means of mitigating our interest rate risk on forecasted rollover/reissuance of repurchase agreements, or hedged items, for a specified future time period. The designated risk being hedged is changes in the benchmark interest rate, London interbank offered rate, or LIBOR. We primarily use interest rate derivative instruments to mitigate interest rate risk rather than to enhance returns.

         These contracts, or hedge instruments, have been designated as cash flow hedges and are evaluated at inception and on an ongoing basis in order to determine whether they qualify for hedge accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted. We formally document all relevant relationships between hedging instruments and hedged items at inception, as well as our risk-management objective and strategy for undertaking each hedge transaction. The hedge instrument must be highly effective in achieving changes in cash flow, which offset changes in the hedged item attributable to the risk being hedged in order to qualify for hedge accounting. We use regression analysis to assess the effectiveness of our hedging strategies. The derivative contracts are carried on the balance sheet at fair value. Any ineffectiveness that arises during the hedging relationship is recognized in interest expense during the period in which it occurs. Prior to the end of the specified hedge time period the effective portion of all unrealized contract gains and losses are recorded in other comprehensive income or loss. Realized gains and losses are generally reclassified into earnings as an adjustment to interest expense during the originally specified hedge time period. We value both our actual interest rate swaps and hypothetical interest rate swaps (for purposes of measuring ineffectiveness) by determining the net present value of all projected interest payments between the counterparties which are calculated based on internally developed and tested market-standard models that utilize data inputs obtained from external market sources.

         We are not required to account for the derivative contracts using hedge accounting, as described above. If we decide not to designate the derivative contracts as hedges and monitor their effectiveness as hedges, or if we enter into other types of financial instruments that do not meet the criteria to be designated as hedges, changes in the fair values of these instruments are recorded in current earnings. One such derivative is credit default swaps, or CDS, in which we act as the protection seller and receive a premium for taking the risk, only in the event of a credit event as defined in the CDS, of paying the protection buyer for the notional amount of the contract and taking title to the referenced entity’s obligation. The fair value of the CDS depends on a number of factors, primarily premium levels that are dependent on interest rate spreads. The CDS contracts are valued using internally developed and tested market-standard pricing models which calculate the net present value of differences between future premiums on currently quoted market CDS and the contractual future premiums on our CDS contracts. Our model uses quoted market premium data obtained from prominent broker dealers in the CDS market.

Management and Incentive Fee Expense

         The management agreement provides for the payment of incentive fees to Deerfield Capital if our financial performance exceeds certain benchmarks. Incentive fees are calculated on a quarterly basis and paid in arrears. Subsequent to each quarter of the fiscal year, we will calculate whether an incentive fee is payable and, if necessary, record the expense accrual in the appropriate quarter. The management agreement provides that 15.0% of Deerfield Capital’s incentive fee is to be paid in shares of our common stock (provided that under our management agreement, Deerfield Capital may not receive payment of its incentive fee in shares of our common stock if such payment would result in Deerfield Capital owning directly or indirectly through one or more subsidiaries more than 9.8% of our common stock) and the balance in cash. Deerfield Capital may, in its sole discretion, elect to receive a greater percentage of its incentive fee in the form of our common stock. The number of shares to be received by Deerfield Capital will be based on the average of the closing prices of our common stock during the thirty-day period ending three days prior to issuance of these shares. Shares of our common stock delivered as payment of the incentive fee will be immediately vested or exercisable, provided that Deerfield Capital has agreed not to sell the shares prior to one year after the date they are paid.

Equity Compensation

         We account for the restricted stock and restricted stock options granted to Deerfield Capital in accordance with the consensus in Issue 1 of Emerging Issues Task Force, or EITF, No. 96-18, Accounting for Equity Instruments that are issued to other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, or EITF 96-18. Pursuant to EITF 96-18, the stock and options granted prior to January 1, 2006, were originally recorded at fair value in stockholders’ equity, with an offsetting entry to deferred equity compensation (a contra-equity account). In accordance with the requirements of SFAS No. 123 (revised 2004), Share-Based Payments, we eliminated the deferred compensation equity balance through an offsetting reduction of additional paid-in capital. This reclassification had no impact on our total stockholders’ equity. The expense relating to share-based compensation is amortized using the graded vesting attribution method over the vesting period, or recognized immediately if fully vested upon grant. In addition to recognizing share-based compensation an equivalent contribution to additional paid-in capital is recognized. The fair value of stock and options is adjusted quarterly for unvested shares. Changes in such fair value are reflected in the amortization expense recognized in that quarter and in future quarters until the stock and options are fully vested. As a result, changes in our stock price will cause volatility in our financial results as reported under GAAP.

Variable Interest Entities

         In accordance with Financial Accounting Standards Board, or FASB, Interpretation 46R, Consolidation of Variable Interest Entities, or FIN 46R, we identify any potential variable interest entities, or VIE, and determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE need to be included in a company’s consolidated financial statements. A company that holds variable interests in an entity will need to consolidate that entity if the company’s interest in the VIE is such that the company will absorb a majority of the VIE’s anticipated losses and/or receive a majority of the VIE’s expected residual returns. This analysis may involve significant judgments about projected cash flows of the VIE.

Trust Preferred Securities

          In September 2005, we formed Deerfield Triarc Capital Trust I, or the Trust, for the sole purpose of issuing and selling trust preferred securities. In accordance with FIN 46R, the Trust is not consolidated into our condensed consolidated financial statements because management has determined that we are not deemed to be the primary beneficiary of the Trust. Through Deerfield Triarc Capital LLC, or DTC LLC, we own 100% of the common shares of the Trust, which also issued $50.0 million of preferred shares to unaffiliated investors. The rights of holders of common shares of the Trust are subordinate to the rights of holders of preferred shares only in the event of a default, otherwise common shareholder’s economic and voting rights are pari passu with the preferred shareholders. We recorded our investment in the Trust’s common shares as other investments at cost and record dividend income upon declaration of dividends by the Trust.

          In connection with the issuance and sale of the trust preferred securities, DTC LLC issued junior subordinated debt securities to the Trust, which are guaranteed by us. The junior subordinated debt securities are recorded as long-term debt and debt issuance costs are deferred in prepaid and other assets in the condensed consolidated balance sheets. Interest on the debt and amortization of debt issuance costs are recorded in the consolidated condensed statements of operations in interest expense.

Income Taxes

          We have elected to be taxed, and intend to continue to qualify, as a REIT and, as a result, we do not expect to pay substantial corporate-level income taxes. Many of the requirements for REIT qualification, however, are highly technical and complex. If we were to fail to meet these requirements and do not qualify for certain statutory relief provisions, we would be subject to federal and state income tax, which could have a material adverse impact on our results of operations and amounts available for distributions to our stockholders. However, Deerfield Triarc TRS Holdings, Inc., one of our taxable REIT subsidiaries, or TRS, is subject to corporate-level income taxes.

Recent Accounting Pronouncements

          The FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” in February 2006. SFAS No. 155 amends SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”, and SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” and addresses the application of SFAS No. 133 to beneficial interests in securitized financial assets. SFAS No. 155 establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. Additionally, SFAS No. 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS No. 155 is effective for financial instruments acquired or issued after January 1, 2007. We are currently assessing the impact SFAS No. 155 will have on our consolidated financial statements.

Financial Condition

          All of our assets at March 31, 2006 were acquired through the use of proceeds from our December 2004 initial private placement and June 2005 initial public offering, operating cash flows and our use of leverage. We used the proceeds from our June 2005 initial public offering of common stock to create additional leveraging capacity by paying down repurchase agreement obligations.

          The following table summarizes the carrying value of our investment portfolio, excluding credit default swaps, and the respective balance sheet classification at March 31, 2006:

	Carrying Value

Security Description	Available-for- Sale Securities	Trading Securities	Other Investments	Loans Held For Sale	Loans	Total

	(In thousands)

RMBS	$8,099,466	$2,470	$—	$—	$—	$8,101,936

Asset-backed securities held in CDO(1)	297,236	—	—	—	—	297,236
Loans(2)	—	—	—	283,925	178,923	462,848
Commercial mortgage loans	—	—	—	5,366	—	5,366
Common and preferred equities	15,846	—	12,321	—	—	28,167
High yield corporate bonds(3)	23,635	—	—	—	—	23,635
Other investments	2,967	—	—	—	—	2,967

Total alternative assets	339,684	—	12,321	289,291	178,923	820,219

Total invested assets	$8,439,150	$2,470	$12,321	$289,291	$178,923	$8,922,155

(1)	Asset-backed securities held in CDO includes RMBS, CMBS and ABS.

(2)	Loans excludes credit default swaps with a fair value of approximately $514,000 and a $78.0 million notional value.

(3)	High yield corporate bonds include $8.0 million of bonds held in a CDO.

Mortgage-Backed Securities

          The table below summarizes the valuation adjustments on our available-for-sale RMBS investments:

March 31, 2006

(In thousands)
Par amount	$8,426,969
Interest- and principal- only strips(1)	(203,121)
Unamortized premium	65,099
Unamortized discount	(16,203)
Impairment of interest-only strips	(1,838)

Amortized cost	8,270,906
Unrealized gains	4,647
Unrealized losses	(176,087)

Fair value	$8,099,466

(1)	Equals the excess of par amount of underlying reference securities over amortized cost of interest- and principal- only strip securities

          The Company’s RMBS are agency or AAA-rated in quality, with the exception of $65.9 million, in estimated fair value, of interest-only or principal-only securities. At March 31, 2006, we held 319 RMBS securities with a fair value of $8.0 billion, valued below cost, of which 77 securities with a fair value of $1.8 billion were valued below cost for greater than twelve months. At March 31, 2006, we recognized a $1.8 million other-than-temporary impairment related to two inverse interest-only securities. These inverse interest-only securities’ cash flows decrease as LIBOR increases. We used updated cash flow projections from a third party to determine the amount of the impairment. As a result of the impairment charge, these two securities were written down to the then-current fair value, and the unrealized loss transferred from accumulated other comprehensive income (loss) as an immediate reduction of earnings recognized as a reduction to the net gain on available-for-sale securities in the condensed consolidated statements of operations. We do not believe any other securities are other-than-temporarily impaired at March 31, 2006 and we have the intent and ability to hold these securities until the value is recovered, which may be to maturity.

          At March 31, 2006, the RMBS in our portfolio were purchased at a net premium to their par value as our portfolio had an amortized cost of 100.6% of the face amount. The RMBS (excluding the interest-only strips) are valued below par at March 31, 2006 because the weighted-average yield is lower than prevailing market rates. Premium bonds tend to have shorter durations than discount or par bonds and their values are thus less sensitive to interest rate movement. As of March 31, 2006, the relative fair value of our RMBS portfolio versus its amortized cost declined from December 31, 2005 due to an increase in prevailing market interest rates. Our total RMBS premium amortization expense for the three months ended March 31, 2006 and March 31, 2005 was $5.7 million and $1.2 million, respectively. As of March 31, 2006, we had $48.9 million of unamortized net premium included in the cost basis of our available-for-sale RMBS securities. Our current weighted average life of the portfolio is 4.3 years.

          Our net portfolio duration, which is the difference between the duration of the RMBS portfolio and the duration of our repurchase agreements, adjusted for the effects of our interest rate swap portfolio, is 0.54 years at March 31, 2006.

          The following table details our RMBS holdings as of March 31, 2006, of which $8.1 billion and $2.5 million are classified as available-for-sale securities and trading securities, respectively (dollars in thousands):

					Weighted Average

Security Description (1)	Par Amount	Estimated Fair Value	Percent of RMBS	Percent of Total Investments	Coupon	Months to Reset (2)	Yield to Maturity	Contractual Maturity	Constant Pre-payment Rate	Duration in Years

	(In thousands)

Agency RMBS:
3-1 hybrid adjustable rate	$780,823	$771,641	9.5%	8.7%	4.40%	20	5.54%	11/30/34	21.9	1.5
5-1 hybrid adjustable rate	3,660,478	3,611,765	44.5%	40.5%	4.90%	49	5.61%	04/23/35	16.3	2.0
7-1 hybrid adjustable rate	170,913	167,758	2.1%	1.9%	4.96%	71	5.74%	03/19/35	8.9	2.5
10-1 hybrid adjustable rate	444,675	433,470	5.4%	4.9%	5.23%	113	5.90%	07/21/35	8.2	3.3
15 year fixed rate	131,571	130,783	1.6%	1.5%	5.50%	NA	5.64%	10/23/20	9.4	3.5
30 year fixed rate	1,362,795	1,339,714	16.5%	15.0%	5.66%	NA	5.94%	10/04/35	9.8	4.2

Non-Agency AAA-Rated RMBS:
Hybrid adjustable rate	902,347	895,715	11.1%	10.0%	5.36%	NA	5.90%	05/09/35	16.6	1.8
Fixed rate	708,425	685,224	8.5%	7.7%	5.54%	NA	6.09%	08/21/34	5.6	5.1

Other:
Interest-only strips (3)	183,846	23,359	0.3%	0.3%	5.53%	NA	15.47%	04/02/37	13.2	-17.1
Interest-only strips - trading (3)	436,574	2,470	0.0%	0.0%	1.00%	NA	15.17%	05/08/35	18.1	0.6
Interest-only and principal only strip (3)	81,096	40,037	0.5%	0.4%	1.42%	NA	6.30%	04/12/35	16.6	4.4

Total RMBS	$8,863,543	$8,101,936	100.0%	90.9%

(1)	Includes securities classified as both available-for-sale and trading.

(2)	Represents number of months before conversion to floating rate.

(3)	Interest- and principal-strips represent solely the interest or principal portion of a security. Therefore the par amount reflected should not be used as a comparison to fair value.

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

          As of March 31, 2006, the mortgages underlying our hybrid adjustable rate RMBS had fixed interest rates for a weighted average period of approximately 51 months, after which time the interest rates reset and become adjustable. The average length of time until contractual maturity of those mortgages was 30 years from date of issuance.

          After the reset date, interest rates on our hybrid adjustable rate RMBS float based on spreads over various LIBOR, indices. These interest rates are subject to caps that limit the amount the applicable interest rate can increase during any year, known as an annual cap, and through the maturity of the applicable security, known as a lifetime cap. At March 31, 2006, the weighted average lifetime cap for the portfolio is an increase of 10.2% over the fixed rate, the weighted average maximum increase in the first year that the rates are adjustable is 4.7% and the weighted average maximum annual increase for years subsequent to the first year is 2.0%.

          Interest-only strips are purchased primarily as duration management tools or to enhance overall yields. These positions are classified in trading if the securities are held principally for the purpose of selling them in the near term. All other interest-only strips are classified as available-for-sale.

          The following table, in thousands, summarizes our available-for sale RMBS, according to their weighted average life:

	March 31, 2006

Weighted Average Life	Estimated Fair Value	Amortized Cost

Greater than one year and less than five years	$5,709,924	$5,842,559
Greater than five years and less than ten years	2,081,093	2,104,242
Greater than ten years	308,449	324,105

Total	$8,099,466	$8,270,906

          The weighted average lives of the RMBS in the tables above are based upon prepayment models obtained through subscription-based financial information service providers. The prepayment model considers current yield, forward yield, slope of the yield curve, mortgage rates, the contractual rate of the outstanding loan, loan age, margin and volatility. For purposes of this disclosure, weighted average life represents the average number of years for which each dollar of unpaid principal remains outstanding. Weighted average life is an estimate of how many years it will take to pay half of the outstanding principal.

          The actual weighted average lives of the RMBS in our investment portfolio could be longer or shorter than the estimates in the table above depending on the actual prepayment rates experienced over the lives of the applicable securities and the sensitivity to changes in both prepayment rates and interest rates. Our RMBS are recorded in available-for-sale securities in our condensed consolidated balance sheet as of March 31, 2006 and include our inverse interest-only strip securities, with the exception of two inverse interest-only strip securities, with a fair value of $2.5 million, classified as trading securities.

Asset-Backed Securities Held in CDO

          In May 2005, we entered into warehouse, master repurchase and pledge agreements to fund the purchase of up to $300.0 million of ABS by Pinetree CDO Ltd., or Pinetree, one of our qualified REIT subsidiaries, during the warehouse period. Upon review of the warehouse transaction, we determined that Pinetree was a VIE under FIN 46R and we were the primary beneficiary of the VIE. On November 30, 2005, we terminated the warehouse borrowing and replaced it with the issuance of long-term debt and equity securities by Pinetree. We purchased all of the equity interest in Pinetree, which were issued to us as preference shares and ordinary shares for an aggregate purchase price of $12.0 million. We have consolidated Pinetree since the inception of the warehouse period in May 2005, as it was determined that we were the primary beneficiary of the VIE. The ABS held in Pinetree are included in available-for-sale securities. We accrue interest income on ABS and interest expense on the long-term debt in the condensed consolidated statements of operations.

          The following table summarizes the Pinetree investments by asset class at March 31, 2006:

Asset Class	Current Face	Current Fair Value	Weighted Average Life

	(In thousands)		(In years)

Residential B/C mortgage	$174,834	$180,610	3.46
Residential A mortgage	29,706	21,762	4.30
Home equity loan	40,331	39,511	3.05
CMBS conduit	30,443	27,826	6.55
CMBS large loan	7,384	10,573	2.60
ABS collateralized bond obligation	8,468	6,232	6.00
Credit card	3,000	2,959	2.09
Student loan	1,357	2,108	8.72
Automobile loan	2,000	2,527	2.61
Small business loan	1,610	3,128	4.40

Total	$299,133	$297,236	3.86

                At March 31, 2006, Pinetree held $297.2 million of ABS classified as available-for-sale securities and $8.1 million of restricted cash and cash equivalents, which are generally being utilized to purchase additional ABS. The ABS are backed primarily by residential mortgages, home equity loans and some commercial mortgages. The portfolio is composed of both fixed and floating rate securities, comprising 23.4% and 76.6% of the portfolio, respectively. The fixed portfolio has a weighted average rate of 5.66% while the variable portfolio has a weighted average spread of 2.03% over LIBOR.

          The table below summarizes the Pinetree portfolio by Moody’s rating at March 31, 2006:

Moody’s Rating	% of Total

Aaa	3.63%
Aa1	0.34%
Aa2	0.67%
Aa3	1.34%
A1	1.05%
A2	4.32%
A3	4.63%
Baa1	12.76%
Baa2	35.30%
Baa3	35.96%

100.00%

          The Moody’s weighted average rating factor, or WARF, for the Pinetree portfolio as of March 31, 2006 is 395, which translates to a weighted average Moody’s rating of between Baa2 and Baa3.

Loans and Credit Derivatives

          At March 31, 2006, we held loans totaling $468.2 million, or 5.3% of our portfolio. We held $190.3 million funded directly and $277.9 million via a CDO transaction in one of our taxable REIT subsidiary entities, Market Square CLO Ltd, or Market Square, which is directly owned by Deerfield Triarc Capital LLC. The Market Square bank loans and $11.4 million of directly funded loans are classified in held for sale and carried at the lower of cost or fair value. We also own $178.9 million of bank loans classified as held for investment. These loans are carried at amortized cost with any discount or premium accreted or amortized in interest income. We assess loans held for investment for impairment and record an allowance for loan losses if necessary. We identified no estimated probable credit losses in our portfolio as of March 31, 2006 and thus have not provided an allowance for loan losses.

          The following summarizes our loan portfolio, excluding credit default swaps, by loan classification at March 31, 2006:

	Carrying Value

	Loans Held
Type of Loan	Loans	for Sale	Total

	(In thousands)

Loans held in CDO	$—	$277,887	$277,887
Structured and syndicated loans	178,923	6,038	184,961
Commercial mortgages	—	5,366	5,366

	$178,923	$289,291	$468,214

          Loans Held in CDO

          In March 2005, we entered into an agreement to finance the purchase of up to $300.0 million of syndicated bank loans by Market Square during the warehouse period. In May 2005, Market Square repaid the warehouse borrowing and issued preference shares of $24.0 million and several classes of notes aggregating $276.0 million. We purchased 100% of the preference shares representing substantially all of the equity interest in Market Square. Upon review of the transaction and subsequent securitization, we determined that Market Square was a VIE under FIN 46R and we were the primary beneficiary of the VIE, causing us to consolidate Market Square. The notes have a weighted average interest rate of LIBOR plus 0.49% and are secured by the loan portfolio. The $277.9 million of loans outstanding are included in loans held for sale, and $276.0 million of notes payable are included in long-term debt. The weighted average coupon spread over LIBOR on the loan portfolio was 2.66% and the weighted average contractual maturity was 5.3 years.

          The following table summarizes the Market Square loan portfolio by Moody’s rating as of March 31, 2006:

			Weighted Average
		Estimated Fair Value
Moody’s Rating	Par Value		Spread	Contractual Maturity

	(In thousands)

Baa2	$3,004	$3,014	2.04%	12/09/06
Ba1	11,649	11,675	1.90%	09/02/10
Ba2	18,383	18,432	1.80%	06/29/11
Ba3	53,708	53,820	2.16%	06/28/11
B1	69,931	69,894	2.30%	10/31/11
B2	101,293	101,462	3.27%	10/04/11
B3	18,644	18,594	3.44%	03/29/11
Caa1	1,000	996	3.00%	04/27/10

	$277,612	$277,887	2.66%	07/27/11

          The Market Square bank loan portfolio is diversified across 29 Moody’s industries as of March 31, 2006. The Market Square portfolio as of March 31, 2006 has a WARF of 2303, which translates to a weighted average Moody’s rating of between B1 and B2.

          Structured and Syndicated Loans

          The following table summarizes our structured and syndicated loans as of March 31, 2006:

Type of Loan	Carrying Value	Weighted Average Coupon

	(In thousands)

First and second lien secured loans	$126,871	12.68%
Mezzanine and other	58,090	13.91%

	$184,961	13.07%

          At March 31, 2006, we had structured and syndicated loans totaling $185.0 million, $179.0 million classified as loans held for investment and $6.0 million of loans held for sale. The mezzanine and other loans are often unsecured.

          Commercial Mortgage Loans

          At March 31, 2006, we had invested in junior participation interests in commercial mortgages originated by Hometown Commercial Capital, LLC with a total carrying value of $5.4 million. These amounts are included in loans held for sale on our condensed consolidated balance sheet.

          Credit Default Swaps

          At March 31, 2006, we held 24 credit default swaps, as the protection seller, with a notional amount of $78.0 million. As of March 31, 2006, these CDS had a net fair value of $0.5 million, recorded in derivative assets and derivative liabilities in the condensed consolidated balance sheet in the amounts of $0.6 million and $0.1 million, respectively.

Common and Preferred Equities

          At March 31, 2006, our common and preferred equities investments had a total carrying value of $28.1 million. As of March 31, 2006, $15.8 million of these investments are classified as available-for-sale and thus carried at fair value on our balance sheet with changes in fair value recognized in accumulated other comprehensive income until realized; and $12.3 million are classified as other investments and carried at cost, as the fair value is not readily determinable.

Interest Receivable

          At March 31, 2006, our interest receivable of $46.9 million related to the following:

•	RMBS - $36.4 million

•	Loans - $7.3 million

•	Various other investments - $2.4 million

•	Derivatives - $0.8 million

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

          For each of the three months ended March 31, 2006 and 2005, we entered into interest rate swaps and interest rate swap forwards as a means of mitigating our interest rate risk on forecasted interest expense associated with repurchase agreements for a specified future time period, represented by the term of the interest rate swap contract. An interest rate swap is a contractual agreement entered into by two counterparties under which each agrees to make periodic payments to the other for an agreed period of time based upon a notional amount of principal. Under the most common form of interest rate swap, a series of payments calculated by applying a fixed rate of interest to a notional amount of principal is exchanged for a stream of payments similarly calculated but using a floating rate of interest. This is a fixed-floating interest rate swap. We hedge a portion of our short-term debt by entering into fixed-floating interest rate swap agreements whereby we receive the floating rate of interest and pay a fixed rate of interest. An interest rate swap forward is an interest rate swap based on a floating interest rate to be set at an agreed future date at which time the swap becomes effective.

          At March 31, 2006, we had a portfolio of 201 designated interest rate swaps with maturities ranging from July 2006 to November 2015 and a total notional amount of $5.5 billion and a net fair value of $109.3 million. Under the interest rate swap and interest rate swap forward agreements we have in place, we receive interest at rates that reset periodically, generally every one or three months, and usually pay a rate fixed at the initiation of and for the life of the swap agreements. The current market value of interest rate swaps is heavily dependent on the current market fixed rate, the corresponding term structure of floating rates as well as the expectation of changes in future floating rates (yield curve). As expectations of future floating rates change, the market value of interest rate swaps changes. Based on the daily market value of those interest rate swaps and interest rate swap forward contracts, our counterparties may request additional margin collateral or we may request additional collateral from our counterparties to ensure that an appropriate margin account balance is maintained at all times through the maturity of the contracts. At March 31, 2006, the unrecognized gain on interest rate swap transactions in accumulated other comprehensive income of $117.1 million includes cumulative deferred gains on terminated swaps of $4.4 million that will be amortized over the original hedging period.

          At March 31, 2006, we held three interest rate swaps with a total notional amount of $103.3 million that were not designated as hedges. At March 31, 2006, these interest rate swaps had a total fair value of $1.3 million, recorded in derivative assets in the condensed consolidated balance sheet.

Liabilities

          We have entered into repurchase agreements to finance many of our purchases of RMBS. These agreements are secured by RMBS and bear interest rates that have historically moved in close relationship to LIBOR. As of March 31, 2006, we established 17 borrowing relationships, respectively, with various investment banking firms and other lenders. As of March 31, 2006, we had utilized 13 of those relationships.

          At March 31, 2006, we had outstanding repurchase agreement liabilities of $7.1 billion, including accrued interest, with a weighted-average current borrowing rate of 4.74%. We intend to renew these repurchase agreements as they mature under the then-applicable borrowing terms of the counterparties to the repurchase agreements. At March 31, 2006, the repurchase agreements were secured by RMBS and other investment securities with an estimated fair value of $7.2 billion and had weighted-average remaining maturities of 33 days. The net amount at risk, defined as fair value of securities sold, plus accrued interest income, minus repurchase agreement liabilities, plus accrued interest expense, with all counterparties was $107.5 million at March 31, 2006. See details of the net amount at risk later in this section under the heading “Liquidity and Capital Resources.”

          We terminated warehousing agreements and replaced those liabilities with the issuance of long-term debt and equity securities by Pinetree and Market Square as of November 30, 2005 and May 10, 2005, respectively. The Pinetree and Market Square long-term debt issuances bear weighted average interest rates, that reset quarterly, of LIBOR plus 0.547% and 0.493% and based on the last reset date were 5.02% and 5.09%, respectively, as of March 31, 2006. As of March 31, 2006, we have $288.0 million and $276.0 million of long-term debt resulting from the Pinetree and Market Square transactions, respectively.

          On September 29, 2005, we issued $51.6 million of unsecured junior subordinated notes payable to the Trust. The notes mature on October 23, 2035, but are callable by us on or after October 10, 2010. Interest is payable quarterly at a floating rate equal to LIBOR plus 3.50%. This rate was 8.16% at March 31, 2006.

          At March 31, 2006, we had $713.6 million due to broker; all unsettled amounts are expected to settle in the following quarter. The due to broker consisted of the following:

•	Unsettled mortgage securities purchases - $673.0 million

•	Unsettled bank loan purchases - $14.9 million

•	Swap margin due to broker - $25.7 million

          Interest payable at March 31, 2006 of $19.9 million consists of:

•	Net accrued interest payable on interest rate swaps - $11.5 million

•	Market Square long-term debt interest payable - $2.8 million

•	Pinetree long-term debt interest payable - $4.9 million

•	Unsecured junior subordinated interest payable to the Trust - $0.7 million

          At March 31, 2006, we had $2.5 million payable to our Manager for management and incentive fees totaling $1.3 million and $1.2 million, respectively.

          At March 31, 2006, other payables consist primarily of liabilities for audit-related and tax services of $0.2 million, compensation of board of directors of $0.1 million and various other payables of $0.3 million.

Stockholders’ Equity

          Stockholders’ equity at March 31, 2006 was $707.4 million and primarily consisted of the following 2006 activity:

•	Net unrealized losses on available-for-sale securities - $56.3 million

•	Unrealized gains on cash flow hedges - $46.9 million (including $1.7 million of deferred gains on terminated interest rate swaps that will be amortized over the original hedging period)

•	Contributions to additional paid-in capital related to compensation for restricted stock and option grants to our Manager - $0.4 million

•	Contributions to additional paid-in capital related to compensation paid to our independent directors in the form of fully vested shares of common stock - $0.1 million

•	Retained earnings - $19.2 million of net income

          Our common stock was declared effective by the Securities and Exchange Commission on June 28, 2005. Trading of our shares commenced on June 29, 2005 on the New York Stock Exchange under the ticker symbol “DFR”.

Results of Operations

For the three months ended March 31, 2006 compared to the three months ended March 31, 2005

Summary

          Our net income for the three months ended March 31, 2006 was $19.2 million or $0.37 per weighted-average basic and diluted share outstanding.

          We have continued diversifying our investment portfolio during the first three months of 2006. We increased our portfolio to $8.9 billion at March 31, 2006 from $7.8 billion at December 31, 2005, an increase of 15.1%. Although our RMBS grew to $8.1 billion, or 90.8% of our portfolio at March 31, 2006 compared to $7.0 billion, or 90.4% of our total portfolio at December 31, 2005 we increased our overall alternative asset investments by $76.8 million, an increase of 10.3% for the three months ended March 31, 2006. We have also begun to make a shift from investing in hybrid adjustable rate RMBS toward fixed 15-year and 30-year RMBS. We have made this shift with the expectation of providing a higher coupon and lower priced RMBS, in the form of 15-year and 30-year fixed RMBS, which complement a mortgage portfolio with lower interest rate and embedded option risk due to the seasoning of our hybrid adjustable rate RMBS. Additionally, we are anticipating the eventual decrease in hedging income due to expiration of interest rate swaps that are currently providing a net interest income contribution. Over time, we expect the mortgage portfolio to be able to generate adequate profit margins to funding without the contribution of interest rate swaps as a larger percentage of higher yielding mortgages replace the existing amortizing portfolio. At March 31, 2005, our portfolio was significantly smaller totaling $2.9 billion. The smaller portfolio in 2005 was a result of a smaller capital base and the portfolio not being fully ramped due to our commencement of operations on December 23, 2004 in connection with raising $378.9 million in proceeds from our initial private placement. Subsequent to our initial private placement we raised $363.1 million of net proceeds from our initial public offering, which commenced on June 29, 2005 and closed on July 5, 2005.

          In an effort to increase our overall earnings and to continue the diversification of our portfolio, we expect to increase our investment into alternative assets during the remainder of 2006. As a result of closing a warehouse funding agreement with Wachovia Capital Markets, LLC, or the Facility, in March 2006, we expect to utilize the $300.0 million available to us under the Facility to fund various existing and future alternative assets that were previously funded with equity. We expect that this will allow us to redeploy this capital into RMBS utilizing our eight to 12 times leverage, which should result in a significant increase to our RMBS portfolio. At March 31, 2006, we had no outstanding borrowings related to the Facility.

          We expect to continue our opportunistic investment selection and strategy of limiting interest rate risk through active hedging risk management in an effort to mitigate the impact of the rising interest rate environment. We also expect continued focus on managing the volatility of the mortgage portfolio and achievement of our targeted margins in a challenging interest rate environment. Providing that market conditions and market opportunities are favorable we expect to explore additional opportunities to raise additional capital and fully deploy and leverage our equity.

Net Interest Income

          The following table summarizes our interest income components:

	Three months ended March 31,

	2006	2005	Difference

	(In thousands)

RMBS	$90,162	$24,496	$65,666
Amortization of purchase (premium) discount, net	(5,717)	(1,208)	(4,509)

Net RMBS	84,445	23,288	61,157

Loans	11,194	405	10,789
ABS held in CDO	4,768	—	4,768
All other asset classes	1,113	146	967
Short-term investments	508	1,401	(893)

Total interest income	$102,028	$25,240	$76,788

          The increase in interest income by $76.8 million for the three months ended March 31, 2006 compared to the three month period ended March 31, 2005 is primarily attributable to the significant increase in our investment portfolio. At March 31, 2006 our RMBS and loan portfolio was $8.1 billion and $468.2 million, respectively, as compared to $2.9 billion and $201.7 million, respectively, at March 31, 2005. For the three months ended March 31, 2006, we earned $4.8 million of interest income from ABS held in a CDO that closed in November 2005. The decrease in interest income from short-term investments for the three months ended March 31, 2006 compared to the prior year period is primarily attributed to the ramping of the portfolio that was occurring during the prior year period which resulted in more cash being deployed into short-term instruments, rather than longer-term investments.

          The following table summarizes our interest expense:

	Three months ended March 31,

	2006	2005	Difference

	(In thousands)

Repurchase agreements	$75,712	$13,753	$61,959
Designated hedging activity	(4,993)	2,629	(7,622)
Long-term debt	8,122	—	8,122
Amortization of debt issuance cost	180	—	180
Margin borrowing	84	—	84

Total interest expense	$79,105	$16,382	$62,723

          The increase in interest expense of $62.7 million for the three months ended March 31, 2006 was primarily a result of an increase in the outstanding repurchase agreements as well as higher interest rates, which contributed $62.0 million to the increase over the three months ended March 31, 2005. The increase in outstanding repurchase agreements during this period was the result of having additional capital and leveraging that capital to increase our investment portfolio. Interest expense related to long-term debt for the three months ended March 31, 2006 was $8.1 million compared to zero, as we did not have any long-term debt for the three months ended March 31, 2006. Our repurchase agreements balance was $7.1 billion and $2.8 billion at March 31, 2006 and 2005, respectively. Additionally, we had $615.6 million of long-term debt outstanding in 2006 and zero for the prior year period. These increases in interest expense were partially offset by our designated hedging, which reduced interest expense by $5.0 million for the three months ended March 31, 2006 compared to a $2.6 million increase to interest expense in the prior year period. We are currently in a net-receive position on substantially all of our interest rate swaps due to the increase in variable interest rates, which is the basis for our receipt of payments, above the fixed rate payments we are making on these interest rate swaps. Although to a lesser extent, the increase in short-term borrowing rates and overall rising interest rate environment, partially offset by our hedging activity, also contributed to increased interest expense since our funding sources are primarily tied to short-term interest rates or reset on a relatively short-term basis.

Expenses

          The following table summarizes our expenses for the periods presented:

	Three months ended March 31,

	2006	2005	Difference

	(In thousands)

Base management fee	$3,305	$1,674	$1,631
Amortization related to restricted stock and options	385	952	(567)
Incentive fee	1,185	—	1,185

Total management and incentive fees	4,875	2,626	2,249

Audit and audit-related fees	193	26	167
Legal fees	221	1	220
Other professional fees	64	—	64

Total professional services	478	27	451

Insurance premiums	181	164	17

Board of directors fees	232	30	202
Banking and other administrative fees	107	28	79
Software and data feeds	86	—	86
Tax expense related to TRS entities	89	—	89
Other general and administrative fees	67	3	64

Total general and administrative fees	581	61	520

Total expenses	$6,115	$2,878	$3,237

          The $3.2 million increase in expenses was primarily attributable to an increase of $2.2 million for our total management and incentive fees and $1.0 million of increases in all other expense line items. The increase in management and incentive fees is primarily attributed to our increased equity and the impact of the use of our leverage, which increased our invested assets and provided increased net income, resulting in our Manager earning an incentive fee for the three months ended March 31, 2006. The overall growth of our operations and costs associated with becoming a publicly traded company were the primary drivers for our increased expenses for the three months ended March 31, 2006.

Other Income and Gain (Loss)

          Other income and gain (loss) is summarized below:

	Three months ended March 31,

	2006	2005	Difference

	(In thousands)

Net realized gain on available-for-sale securities	$3,929	$—	$3,929
Net realized gain on loans	486	158	328

Total net realized gains	4,415	158	4,257

Other-than-temporary impairment on available-for-sale securities	(1,837)	—	(1,837)
Net unrealized loss on trading securities	(1,813)	(73)	(1,740)
Net unrealized gain (loss) on loans	46	(292)	338

Total net unrealized loss	(3,604)	(365)	(3,239)

Net gain on undesignated interest rate swaps	718	24	694
Net gain on credit default swaps	725	100	625
Dividend income	101	—	101

Total other income and gain (loss)	$2,355	$(83)	$2,438

          For the three months ended March 31, 2006, our other income and gain (loss) increased by $2.4 million as compared to the same period in 2005. For the three months ended March 31, 2005, we had $(0.1) million of other income and gain (loss) primarily due to the initial ramping of our portfolio. For the three months ended March 31, 2006, we had $4.4 million of net realized gains consisting of $3.9 million and $0.5 million from available-for sale securities and loans, respectively. This increase was partially offset by $3.6 million of unrealized losses consisting of $1.8 million of other-than-temporary impairment identified on two inverse interest-only strip securities and a $1.8 million decline in the fair value of our trading securities. Both the trading and other-than-temporary impairment are on inverse interest-only securities, which although are not accounted for as derivatives have been purchased for duration management or yield enhancement to our RMBS portfolio, as the cash flows for these inverse interest-only strip securities’ cash flows decrease as LIBOR increases. We also earned $1.5 million related to our undesignated interest swaps, credit default swap investments and dividend income.

Income Tax Benefits

          We have elected and intend to continue our qualification as a REIT under the Internal Revenue Code, or the Code. Accordingly, we are largely exempt from federal or state income tax to the extent that we distribute all taxable income to our stockholders’ and meet certain REIT asset, income and ownership tests and record keeping requirements are fulfilled. We continue to make and hold most of our investments and conduct most of our other operations through our wholly owned limited liability company subsidiary. Even if we qualify for exemption from federal taxation as a REIT, we may be subject to some amount of federal, state and local taxes on our taxable income. Deerfield Triarc TRS Holdings, Inc., our domestic taxable REIT subsidiary, is taxed as a regular subchapter C corporation under the Code. Deerfield Triarc TRS Holdings, Inc. was formed to make, from time to time, certain investments that would not be REIT qualifying investments if made directly by us and to earn income that would not be REIT qualifying income if earned directly by us. For the three months ended March 31, 2006, Deerfield Triarc TRS Holdings, Inc. invested primarily in short-term bank loan and bond trading positions, which contributed to gross taxable income of $0.2 million less tax expense of $0.1 million. TRS Holdings, Inc. reported no taxable income or tax expense for the three months ended March 31, 2005.

          Market Square and Deerfield Triarc TRS (Bahamas) Ltd., or Deerfield Triarc Bahamas, are foreign taxable REIT subsidiaries. Market Square was formed to complete a securitization transaction structured as a secured financing and Deerfield Triarc Bahamas was formed to complete a loan investment and, potentially, similar investments in the future. Market Square is organized as an exempted company incorporated with limited liability under the laws of the Cayman Islands, and Deerfield Triarc Bahamas is organized as an international business company under the laws of the Commonwealth of the Bahamas. Both companies are generally exempt from federal and state income tax at the corporate entity level because they restrict their activities in the United States to trading in stock and securities for their own account. Therefore, despite their status as taxable REIT subsidiaries, they generally will not be subject to corporate income tax on their earnings; however, we will generally be required to include their current taxable income in our calculation of REIT taxable income.

Liquidity and Capital Resources

          We held cash and cash equivalents of $19.4 million at March 31, 2006.

          Our operating activities provided cash of $22.9 million for the three months ended March 31, 2006, primarily through net income of $19.2 million, reduced by net premium and discount amortization of $5.8 million proceeds from principal payments and sales of loans held for sale of $92.3 million, $1.8 million of other-than-temporary impairment of available-for-sale securities, a $1.8 million loss on trading securities and $0.5 million of share-based compensation. These net increases to cash were offset primarily by net purchase of loans held for sale of $85.5 million, net change in operating assets and liabilities of $7.2 million, net realized gains of $3.9 million and $0.4 million related to available-for-sale securities and loans held for sale, respectively, and $1.5 million related to the net derivative impact on operating activities.

          Our investing activities used cash of $351.5 million during the three months ended March 31, 2006 primarily from purchase of available-for-sale securities, loans held for investment, and other investments totaling $1.1 billion, offset primarily by proceeds received on sale of available-for-sale securities of $397.8 million, principal payments received on available-for-sale securities and loans of $326.4 million and $15.0 million, respectively.

          Our financing activities provided cash of $312.4 million during the three months ended March 31, 2006, primarily from net borrowings under repurchase agreements of $331.7 million, offset by debt issuance costs of $1.2 million and dividend payments of $18.1 million.

          Sources of Funds

          In addition to our December 2004 initial private offering, and June 2005 initial public offering, our primary source of funding has consisted of net proceeds from repurchase agreements. Additionally, we have generated proceeds through long-term debt and equity securities of Market Square and Pinetree, the issuance of trust preferred debt securities, and more recently, closed a $300.0 million alternative asset warehouse funding facility with Wachovia Capital Markets, LLC.

          The following is a summary of our borrowings at March 31, 2006:

	Repurchase Agreements	Trust Preferred Securities	Term Financing CDOs	Total

Outstanding balance	$7,116,051	$51,550	$564,000	$7,731,601
Weighted average borrowing rate	4.74%	8.16%	5.05%	4.79%
Weighted-average remaining maturity (in years)	0.09	29.60	25.61	2.15
Fair value of collateral (including accrued interest)	$7,223,591	n/a	$619,929	n/m

n/m – not meaningful

          For the three months ended March 31, 2006, net proceeds from repurchase agreements totaled $7.1 billion, with a weighted-average current borrowing rate of 4.74%, were primarily used to finance the acquisition of mortgage-related assets. We expect to continue to borrow funds in the form of repurchase agreements. As of March 31, 2006, we had established 17 borrowing arrangements with various investment banking firms and other lenders, 13 of which were in use on March 31, 2006. Increases in short-term interest rates could negatively impact the valuation of our mortgage-related assets, which could limit our borrowing ability or cause our lenders to initiate margin calls. Amounts due upon maturity of our repurchase agreements will be funded primarily through the rollover/reissuance of repurchase agreements and monthly principal and interest payments received on our mortgage-backed securities.

          On March 10, 2006, we entered into a $300 million warehouse funding agreement with Wachovia Capital Markets, LLC, or the Facility. Financing under the Facility will be secured by assets ranging from large syndicated bank loans to subordinated notes and preferred stock. Advance rates under the Facility will vary by asset type. The Facility is available to two bankruptcy remote special purpose vehicles (DWFC, LLC and Deerfield Triarc TRS (Bahamas) Ltd ), which are consolidated pursuant to the requirements of FIN 46R. We expect to pursue term funding of these assets via securitization in a CDO structure at some point in the future. We expect that the Facility will allow us to utilize leverage for our loan portfolio that was previously being funded with equity.

          The following table presents certain information regarding the amount at risk related to our repurchase agreements as of March 31, 2006:

	Amount at Risk (1)	Weighted-Average Remaining Maturity

	(In thousands)	(In days)

Repurchase Agreement Counterparties:
Bear, Stearns & Co. Inc.	$(4,270)	25
Barclays Bank Plc.	1,755	41
Citigroup, Inc.	2,184	38
Countrywide Securities Corp.	18,118	38
Credit Suisse First Boston LLC	25,293	31
JPMorgan Chase and Co.	(587)	28
Lehman Brothers Inc.	8,592	34
Merrill Lynch & Co., Inc.	32,280	27
Mitsubishi Securities (USA), Inc.	8,374	16
Morgan Stanley & Co. Incorporated	(903)	18
Nomura Securities International	(2,575)	34
UBS Securities LLC	19,279	47

Total	$107,540

(1)	Equal to the fair value of securities pledged, and related accrued interest receivable, minus repurchase agreement liabilities, and related accrued interest payable.

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

          We intend to make regular quarterly distributions of all or substantially all of our REIT taxable income to holders of our common stock. We expect to declare dividends on a quarterly basis and typically on a one-month lag, except for the fourth quarter of the year, which we expect to declare in December in order to avoid additional excise tax. In order to avoid corporate-level income tax on our income, we are required to distribute 100% of our REIT taxable income and short-term capital gains on an annual basis. This requirement can impact our liquidity and capital resources. On April 24, 2006 we declared a dividend of $0.36 per share for the first quarter to holders of record as of May 4, 2006 that will be paid on May 26, 2006.

          For our short-term (one year or less) and long-term liquidity, we also rely on the cash flow from operations and our investments, primarily monthly principal and interest payments to be received on our mortgage-backed securities, as well as any primary securities offerings authorized by our board of directors and through our match-funded CDO strategy. Our CDO strategy is dependent upon our ability to place the match-funded debt we intend to create in the market at spreads that provide a positive arbitrage. If spreads for CDO borrowings widen or if demand for such borrowings ceases to exist, then our ability to execute the CDO strategy will be restricted.

          Based on our current portfolio, leverage rate and available borrowing arrangements, we believe that the net proceeds of our December 2004 private offering and June 2005 initial public offering combined with the cash flow from operations and the utilization of borrowings, will be sufficient to enable us to meet anticipated short-term (one year or less) liquidity requirements such as to fund our investment activities, pay fees under our management agreement, fund our distributions to stockholders and for general corporate expenses. However, an increase in prepayment rates substantially above our expectations could cause a temporary liquidity shortfall due to the timing of the necessary margin calls on the financing arrangements and the actual receipt of the cash related to principal paydowns. If our cash resources are at any time insufficient to satisfy our liquidity requirements, we may have to sell some of our investment securities. If required, the sale of MBS at prices lower than their carrying value would result in losses and reduced income. A sale of a portion of our MBS portfolio could also call into question our intent and ability to hold the remaining securities until their values recover, requiring us to recognize unrealized losses. As explained more fully below, we have additional capacity to leverage our equity further should the need for additional short term (one year or less) liquidity arise.

          Our ability to meet our long-term (greater than one year) liquidity and capital resource requirements will be subject to renewing or replacing our debt financing. We may increase our capital resources by consummating public offerings of equity securities, possibly including classes of preferred stock, common stock, commercial paper, medium-term notes, CDOs, collateralized mortgage obligations and senior or subordinated notes. Such financing will depend on market conditions for capital raises and for the investment of any proceeds. If we are unable to renew, replace or expand our sources of financing on substantially similar terms, it may have an adverse effect on our business and results of operations. In the unlikely event of a liquidation, holders of our debt securities and shares of preferred stock and lenders with respect to other borrowings will receive a distribution of our available assets prior to the holders of our common stock.

          We generally seek to borrow between eight and 12 times the amount of our equity. At March 31, 2006, our total debt was $7.7 billion, which represented a leverage ratio of approximately 10.9 times equity.

Estimated REIT Taxable Income

          Estimated REIT taxable income, which is a non-GAAP financial measure, is calculated according to the requirements of the Internal Revenue Code, rather than GAAP. The following table reconciles GAAP net income to estimated REIT taxable income for the three months ended March 31, 2006:

Three months ended March 31, 2006

(In thousands)

GAAP net income	$19,163

Adjustments to GAAP net income:
Organization costs	(2)
Impairment of available-for sale securities not recognized for tax purposes	1,838
Amortization/accretion of security premium (discount)	831
Security basis difference recognized upon sale	(478)
Hedge ineffectiveness	(589)
Stock and options grant	385
Unrealized gain (loss)	(127)
Amortization of terminated swaps	131
Amortization of financing element in Pinetree swap	(60)
Gain on intercompany sale eliminated for GAAP	243
Non-allowable deduction for meals and entertainment	27
Exclusion of Deerfield Triarc TRS Holdings, LLC net income	(32)

Net adjustments to GAAP net income	2,167

Estimated REIT taxable income	$21,330

          The “Amortization/accretion of security premium (discount)” line above includes a difference for accretion of original issue discount, or OID on interest-only, or IO, securities. The tax accretion calculations of OID on IO securities are dependent on factors provided by administrators of the underlying mortgage pools. These factors are influenced by actual versus planned prepayment activity and net interest spread on the underlying mortgage pools, and as a result, recognition of tax OID accretion income is subject to change. We therefore believe that the OID contribution to our estimated taxable income as of March 31, 2006 is not necessarily indicative of what our final taxable income will be for the year. OID accretes to the tax basis of the IO securities, thus upon sale of such a security, the tax cost basis will typically be higher than the book basis resulting in a smaller tax gain.

          We believe that the presentation of our estimated REIT taxable income is useful to investors because it demonstrates to investors the estimated minimum amount of distributions we must make in order to avoid corporate level income tax. However, beyond our intent to distribute to our stockholders at least 90% of our REIT taxable income on an annual basis in order to maintain our REIT qualification, we cannot guarantee that the amount of distributions we make will necessarily correlate to our estimated REIT taxable income. Rather, we expect to also consider our cash flow and what we believe to be an appropriate and competitive dividend yield relative to other specialty finance companies and mortgage REITs. Estimated REIT taxable income will not necessarily bear any close relation to cash flow. Accordingly, we do not consider estimated REIT taxable income to be a reliable measure of our liquidity although the related distribution requirement can impact our liquidity and capital resources. Moreover, there are limitations associated with estimated REIT taxable income as a measure of our financial performance over any period, and our presentation of estimated REIT taxable income may not be comparable to similarly titled measures of other companies, who may use different calculations. As a result, estimated REIT taxable income should not be considered as a substitute for our GAAP net income as a measure of our financial performance.

Inflation

          Virtually all of our assets and liabilities are interest rate sensitive. As a result, interest rates and other factors influence our performance more than inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. Our financial statements are prepared in accordance with GAAP and our distributions are determined by our board of directors based primarily on our net income as calculated for tax purposes and cash flow considerations; in each case, our activities and balance sheet are measured with reference to historical cost or fair value without considering inflation.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

          As of March 31, 2006, the primary component of our market risk was interest rate risk, as described below. While we do not seek to avoid risk completely, we believe that a significant portion of the risk can be quantified from historical experience. We seek to actively manage interest rate risk, and regularly assess whether earnings in the portfolio include appropriate compensation for the inherent market risks to which it is exposed. In light of these risks, we regularly consider our capital levels and believe that our capital is sufficient.

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

          In order to mitigate our interest rate exposure, we have entered into 201 designated interest rate swap hedging transactions as of March 31, 2006. The following table, in thousands, summarizes the expiration dates of these contracts and their notional amounts:

Expiration Date	Notional Amount

(In thousands)
2006	$83,000
2007	575,400
2008	3,335,150
2009	263,000
2010	884,200
2011	95,000
2015	238,700

Total	$5,474,450

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

Prepayment Risk

          Prepayments are the full or partial repayment of principal prior to contractual due dates of a mortgage loan and often occur due to refinancing activity. Prepayment rates for existing RMBS generally increase when prevailing interest rates fall below the market rate existing when the underlying mortgages were originated. In addition, prepayment rates on adjustable-rate and hybrid adjustable-rate RMBS generally increase when the spread between long-term and short-term interest rates declines or becomes negative. Prepayments of RMBS could impact our results of operations in several ways. Some adjustable-rate mortgages underlying our adjustable-rate RMBS may bear initial teaser interest rates that are lower than their fully-indexed rates, which refers to the applicable index rates plus a margin. In the event that such an adjustable-rate mortgage is prepaid prior to or soon after the time of adjustment to a fully-indexed rate, the holder of the related residential mortgage-backed security would have held such security while it was less profitable and lost the opportunity to receive interest at the fully-

indexed rate over the expected life of the adjustable-rate residential mortgage-backed security. Although we currently do not own any adjustable-rate RMBS with teaser rates, we may obtain some in the future which would expose us to this prepayment risk. Additionally, we currently own RMBS that were purchased at a premium. The prepayment of such RMBS at a rate faster than anticipated would result in a write-off of any remaining capitalized premium amount and a consequent reduction of our net interest income by such amount. Finally, in the event that we are unable to acquire new RMBS or are forced to acquire RMBS with lower coupon rates due to prevailing market conditions to replace the prepaid RMBS, our financial condition, cash flow and results of operations could be negatively impacted.

Effect on Fair Value

          Another component of interest rate risk is the effect changes in interest rates will have on the market value of our assets. We face the risk that the market value of our assets will increase or decrease at different rates than that of our liabilities, including our hedging instruments.

          We primarily assess our interest rate risk by estimating the duration of our assets and the duration of our liabilities. Duration essentially measures the market price volatility of financial instruments as interest rates change. We generally calculate duration using various third party financial models and empirical data. Different models and methodologies can produce different duration numbers for the same securities.

          The following sensitivity analysis table shows the estimated impact on the estimated fair value of our RMBS interest rate-sensitive investments (including available-for-sale investments of $8.1 billion and trading investments of $2.5 million), repurchase agreement liabilities, and interest rate swaps at March 31, 2006, assuming rates instantaneously fall 100 basis points and rise 100 basis points:

	Interest Rates Fall 100 Basis Points	Unchanged	Interest Rates Rise 100 Basis Points

	(In Thousands)

RMBS
Fair value(1)	$8,271,630	$8,101,936	$7,872,435
Change in fair value	$169,694		$(229,501)
Change as a percent of fair value	2.09%		-2.83%
Designated and Undesignated Interest Rate Swaps
Fair value	$(22,441)	$110,541	$238,626
Change in fair value	$(132,982)		$128,085
Change as a percent of fair value	n/m		n/m
Net Portfolio Impact	$36,712		$(101,416)

(1)	Includes RMBS classified as available-for-sale and trading.

n/m – not meaningful

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

          At March 31, 2006, substantially all investments in our alternative investments portfolio (non-MBS) are instruments with variable interest rates that are indexed to LIBOR. Because the variable rates on these instruments are short term in nature, we are not exposed to material changes in fair value as a result of changes in interest rates.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

           Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Senior Vice President-Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Senior Vice President-Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Change in Internal Control Over Financial Reporting

          No change in the Company’s internal control over financial reporting was made during the Company’s most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

          There are inherent limitations in the effectiveness of any control system, including the potential for human error and the circumvention or overriding of the controls and procedures. Additionally, judgments in decision-making can be faulty and breakdowns can occur because of simple error or mistake. An effective control system can provide only reasonable, not absolute, assurance that the control objectives of the system are adequately met. Accordingly, the Company’s management, including the Company’s Chief Executive Officer and Senior Vice President-Chief Financial Officer does not expect that the Company’s control system can prevent or detect all error or fraud. Finally, projections of any evaluation or assessment of effectiveness of a control system to future periods are subject to the risks that, over time, controls may become inadequate because of changes in an entity’s operating environment or deterioration in the degree of compliance with policies or procedures.

PART II. OTHER INFORMATION

ITEM 1A. Risk Factors

          As of March 31, 2006, there have been no material changes in the risk factors of the Company as previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

ITEM 6. Exhibits

(b) Documents filed as part of this Report:

No.		Description
3.1	—	Articles of Amendment and Restatement of Deerfield Triarc Capital Corp.*
3.2	—	Bylaws of Deerfield Triarc Capital Corp.*
4.1	—	Form of Certificate for Common Stock for Deerfield Triarc Capital Corp.*
4.2	—	Junior Subordinated Indenture between Deerfield Triarc Capital LLC and JPMorgan Chase Bank, National Association, as trustee, dated September 29, 2005.**
4.3	—

Amended and Restated Trust Agreement among Deerfield Triarc Capital LLC, JPMorgan Chase Bank, National Association, Chase Bank USA, National Association and the Administrative Trustees named therein, dated September 29, 2005.**

4.4	—	Junior Subordinated Note due 2035 in the principal amount of $51,550,000, dated September 29, 2005.***
10.1	—	Summary of 2006 Independent Director Compensation
31.1	—	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	—	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by Reference to the Company’s Registration Statement on Form S-11 (Registration No. 333-123762), as amended.

**	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the SEC on October 4, 2005.

***	Incorporated by reference to the Company’s Report on Form 10-Q for the quarterly period ended September 30, 2005 filed with the SEC on November 11, 2005.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEERFIELD TRIARC CAPITAL CORP.
(Registrant)

Date: May 15, 2006	By: /S/ JONATHAN W. TRUTTER

Jonathan W. Trutter, Chief Executive Officer
(On behalf of the Company)

Date: May 15, 2006	By: /S/ RICHARD G. SMITH

Richard G. Smith, Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)