Form 10-Q
period 2006-06-30
Deerfield Triarc Capital Corp
filed 2006-08-14
CIK 1313918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from ______________ to _______________

Commission file number: 1-32551

DEERFIELD TRIARC CAPITAL CORP.
(Exact name of registrant as specified in its charter)

Maryland	20-2008622
(State of incorporation)	(I.R.S. Employer Identification No.)

6250 N. River Road, 9th Floor, Rosemont, Illinois, 60018
(773) 380-1600
(Address, including zip code, and telephone number,
including area code, of registrant’s principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

There were 51,698,860 shares of the registrant’s Common Stock outstanding as of August 10, 2006.

DEERFIELD TRIARC CAPITAL CORP.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2006
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DEERFIELD TRIARC CAPITAL CORP. AND ITS SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share amounts)

	June 30, 2006	December 31, 2005

ASSETS
Cash and cash equivalents	$54,816	$35,542
Due from broker	11,433	191,845
Restricted cash and cash equivalents	23,181	85,311
Available-for-sale securities, including $7,412,121 and $6,847,723 pledged—at fair value	8,109,531	7,285,052
Trading securities—at fair value	2,009	4,738
Other investments	12,301	12,303
Derivative assets	145,820	69,406
Loans held for sale	282,502	294,063
Loans	274,455	158,111
Interest receivable	48,668	40,648
Other receivable	20,291	16,976
Prepaid and other assets	11,182	9,817

TOTAL ASSETS	$8,996,189	$8,203,812

LIABILITIES
Repurchase agreements, including $40,068 and $26,788 of accrued interest	$7,452,188	$6,768,396
Due to broker	43,300	77,327
Dividends payable	—	18,081
Derivative liabilities	2,881	6,053
Interest payable	24,761	18,262
Long term debt	791,335	615,550
Management and incentive fee payable	1,932	2,453
Other payables	1,002	487

TOTAL LIABILITIES	8,317,399	7,506,609

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001:
100,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $0.001:
500,000,000 shares authorized; 51,698,860 and 51,659,701 shares issued and outstanding (including 269,232 restricted shares)	51	51
Additional paid-in capital	746,739	747,919
Deferred equity compensation	—	(2,397)
Accumulated other comprehensive loss	(83,063)	(44,703)
Retained earnings (deficit)	15,063	(3,667)

TOTAL STOCKHOLDERS’ EQUITY	678,790	697,203

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,996,189	$8,203,812

See notes to condensed consolidated financial statements.

DEERFIELD TRIARC CAPITAL CORP. AND ITS SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,

	2006	2005	2006	2005

REVENUES
Net interest income:
Interest income	$117,436	$39,145	$219,464	$64,385
Interest expense	96,297	28,366	175,402	44,748

Net interest income	21,139	10,779	44,062	19,637

EXPENSES
Management and incentive fee expense to related party	4,433	2,978	9,308	5,604
Professional services	448	210	926	237
Insurance expense	184	181	365	345
Other general and administrative expenses	456	422	948	483

Total expenses	5,521	3,791	11,547	6,669

OTHER INCOME AND GAIN (LOSS)
Net gain (loss) on available-for-sale securities	1,215	(1,003)	3,307	(1,003)
Net gain (loss) on trading securities	54	576	(1,759)	503
Net gain (loss) on loans	(172)	(752)	360	(886)
Net gain on derivatives	1,389	1,018	2,832	1,142
Dividend income	93	22	194	22

Net other income and gain (loss)	2,579	(139)	4,934	(222)

Income before income tax expense	18,197	6,849	37,449	12,746
Income tax expense	33	—	122	—

NET INCOME	$18,164	$6,849	$37,327	$12,746

NET INCOME PER SHARE—Basic	$0.35	$0.25	$0.73	$0.47

NET INCOME PER SHARE—Diluted	$0.35	$0.25	$0.72	$0.47

WEIGHTED-AVERAGE NUMBER OF SHARES OUTSTANDING - Basic	51,397,785	27,462,671	51,394,148	27,194,396

WEIGHTED-AVERAGE NUMBER OF SHARES OUTSTANDING - Diluted	51,552,764	27,554,457	51,534,571	27,255,568

See notes to condensed consolidated financial statements.

DEERFIELD TRIARC CAPITAL CORP. AND ITS SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(In thousands)

	Common Stock				Accumulated Other Comprehensive Loss
			Additional Paid-in Capital	Deferred Equity Compensation		Retained Earnings (Deficit)		Comprehensive Income (Loss)
	Shares	Par Value					Total

Balance - January 1, 2006	51,660	$51	$747,919	$(2,397)	$(44,703)	$(3,667)	$697,203

Net income						37,327	37,327	$37,327
Available-for-sale securities - fair value adjustment net of reclassification adjustments					(119,139)		(119,139)	(119,139)
Designated derivatives - fair value adjustment net of reclassification adjustments					80,779		80,779	80,779

Comprehensive loss								$(1,033)

Reclassification of deferred equity to additional paid-in capital			(2,397)	2397			—
Dividends declared						(18,597)	(18,597)
Offering costs			48				48
Share-based compensations	39		1,169				1,169

Balance - June 30, 2006	51,699	$51	$746,739	$—	$(83,063)	$15,063	$678,790

See notes to condensed consolidated financial statements.

DEERFIELD TRIARC CAPITAL CORP. AND ITS SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six months ended June 30,

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$37,327	$12,746
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net amortization on investments, loans, and debt issuance	12,508	4,312
Accretion of discount on held to maturity securities	—	(145)
Share-based compensation	968	2,426
(Gain) loss on undesignated derivatives	(925)	1,013
Hedge ineffectiveness	(376)	(12)
Purchase of trading securities	—	(4,627)
Unrealized (gain) loss from trading securities	1,759	(503)
Other-than-temporary impairment on securities available-for-sale	2,034	—
Purchase of loans held for sale	(177,440)	(302,203)
Proceeds from sale and principal payments received on loans held for sale	188,838	55,855
Net (gain) loss on loans held for sale	(426)	886
Net realized (gain) loss on sale of securities available-for-sale	(5,341)	1,003
Net realized gain on terminated derivatives	(198)	(1,701)
Net payments received (paid) on designated terminated derivatives	2,116	(854)
Changes in operating assets and liabilities:
Due from broker	(7,515)	(1,751)
Interest receivable	(10,302)	(17,289)
Other receivable	(992)	(23)
Prepaid and other assets	(471)	(518)
Accrued interest on repurchase agreements	13,280	16,010
Due to broker	5,717	46,181
Interest payable	7,856	16,893
Management and incentive fee payable	(320)	412
Other payables	39	169

Net cash provided by (used in) operating activities	68,136	(171,720)

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted cash and cash equivalents	62,131	(3,824)
Purchase of available-for-sale securities	(1,957,198)	(3,624,913)
Proceeds from the sale of available-for-sale securities	438,245	369,784
Purchase of held-to-maturity securities	—	(34,719)
Principal payments received on available-for-sale securities	724,531	232,758
Proceeds from the maturity of held-to-maturity securities	—	134,990
Purchase of loans	(151,982)	(46,181)
Proceeds from sale of loans	25,000	—
Principal payments received on loans	15,147	—

Net cash used in investing activities	(844,126)	(2,972,105)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under repurchase agreements	658,345	2,741,909
Proceeds from revolving warehouse facility	175,785	—
Proceeds from issuance of debt securities	—	276,000
Payment of debt issuance costs	(1,408)	(4,237)
Payments on designated derivative containing a financing element	(780)	—
Dividends paid	(36,678)	(6,149)
Payment of offering costs	—	(1,411)

Net cash provided by financing activities	795,264	3,006,112

Net increase (decrease) in cash and cash equivalents	19,274	(137,713)
Cash and cash equivalents at beginning of period	35,542	268,686

Cash and cash equivalents at end of period	$54,816	$130,973

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$197,972	$23,963
Cash paid for income taxes	$23	$—
Net change in unrealized loss on available-for-sale securities	$121,173	$13,890
Net change in unrealized gain on derivatives	$81,353	$3,691
Principal payments receivable on available-for-sale securities	$19,226	$14,098
Non-cash settlement of interest expense added to principal balance of bank loans	$2,282	$—
Unsettled available-for-sale securities purchases - due to broker	$1,986	$698,265
Non-cash settlement of interest expense from derivatives	$577	$3,785
Issuance of stock for payment of prior year incentive fee	$201	$—
Unpaid offering costs	$(48)	$2,046
Proceeds receivable from issuance of common stock	$—	$365,784
Warehouse participation liability	$—	$147,258
Dividend declared but not yet paid	$—	$9,569

See notes to condensed consolidated financial statements.

DEERFIELD TRIARC CAPITAL CORP. AND ITS SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. ORGANIZATION AND BASIS OF PRESENTATION

          Deerfield Triarc Capital Corp. and its subsidiaries (the “Company”) is a diversified financial company that was incorporated in Maryland on November 22, 2004. On December 23, 2004, the Company commenced its operations of investing in real estate related investments, primarily mortgage-backed securities, as well as alternative investments.

          Deerfield Capital Management LLC (the “Manager”), pursuant to a management agreement (the “Management Agreement”), manages the Company and its investment portfolio.

          The Company has elected to be taxed, and intends to continue to qualify, as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”).

          Initial Private Placement

          On December 23, 2004, the Company completed an initial private offering of 26,923,139 shares (excluding 403,847 restricted shares) of common stock, $0.001 par value at an offering price of $15.00 per share, including 256,472 shares of common stock purchased or placed by the initial purchasers/placement agents pursuant to their over-allotment option. The Company received proceeds from these transactions of $379.7 million, net of underwriting discounts, commissions, placement agent fees, and incurred $0.9 million of costs associated with the offering, primarily printing and legal services.

          Initial Public Offering

          On July 5, 2005, the Company completed its initial public offering (the “IPO”) of 25,000,000 shares of common stock, $0.001 par value, at an offering price of $16.00 per share, including the sale of 679,285 shares by selling shareholders (for which the Company received no proceeds). The Company received proceeds from this transaction of $365.8 million, net of underwriting discounts, commissions, placement agent fees, and incurred $2.7 million of costs associated with the offering, primarily for printing and legal services. The Company’s stock is listed on the New York Stock Exchange under the symbol “DFR” and began trading on June 29, 2005.

          Basis of Presentation

          The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and are in the form prescribed by the Securities and Exchange Commission’s (“SEC”) Regulation S-X and instructions to Form 10-Q. Accordingly, the Company did not include all of the information and footnotes for complete financial statements as required by GAAP. The interim unaudited financial statements should be read in conjunction with the Company’s audited financial statements as of and for the year ended December 31, 2005, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 17, 2006. In the opinion of the Company’s management all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows have been included. The nature of the Company’s business is such that the results of any interim period are not necessarily indicative of results for a full year.

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

	°	DWFC, LLC, a Delaware limited liability company, a wholly owned subsidiary of DTC LLC and a QRS.

•	Deerfield Triarc TRS Holdings, Inc. (“TRS Holdings”) a wholly owned subsidiary of the Company and a TRS.

	°	TRS Holdings is the single member parent of Deerfield Triarc TRS Holdings, LLC (“TRS Holdings LLC”), a disregarded entity for tax purposes.

•	Deerfield Triarc TRS (Bahamas) Ltd., a Bahamian international business company, is a wholly owned subsidiary of the Company and a TRS.

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

          In March 2005, the Company entered into warehouse and master participation agreements (“agreements”) with an affiliate of UBS Securities LLC (“UBS”) providing that UBS would fund the purchase of bank loans by Market Square during the warehouse period. Upon review of the transaction, the Company determined that Market Square was a VIE under FIN 46R and that the Company was the primary beneficiary. On May 10, 2005, the agreements were terminated and the warehouse funding was replaced with the issuance of long-term debt and equity securities by Market Square. See Note 8 for a discussion of the long-term debt. The Company owns substantially all of the equity securities, $24.0 million of preference shares, issued by Market Square and is deemed to be the primary beneficiary.

          In May 2005, the Company entered into warehouse, master repurchase and pledge agreements (“UBS agreements”) with an affiliate of UBS providing that UBS would fund the purchase of asset-backed securities (“ABS”) by Pinetree during the warehouse period. Upon review of the transaction, the Company determined that Pinetree was a VIE under FIN 46R and that the Company was the primary beneficiary. On November 30, 2005, the UBS agreements were terminated and the warehouse funding was replaced with the issuance of long-term debt and equity securities by Pinetree. See Note 8 for a discussion of the long-term debt. The Company owns 100% of the equity securities, ordinary shares and $12.0 million of preference shares, issued by Pinetree and is deemed to be the primary beneficiary.

          Trust Preferred Securities

          In September 2005, the Company formed the Trust for the sole purpose of issuing and selling trust preferred securities. In accordance with FIN 46R, the Trust is not consolidated into the Company’s condensed consolidated financial statements because the Company is not deemed to be the primary beneficiary of the Trust. Through DTC LLC, the Company owns 100% of the common shares of the Trust, which also issued $50.0 million of preferred shares to unaffiliated investors. The rights of holders of common shares of the Trust are subordinate to the rights of the holders of preferred shares only in the event of a default; otherwise the common shareholders’ economic and voting rights are pari passu with the preferred shareholders. The Company records its investment in the Trust’s common shares of $1.6 million as other investments at cost and records dividend income upon declaration by the Trust. The Company’s investment in the Trust total $1.6 million, representing the Company’s maximum exposure to loss.

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

          Reclassifications

          Certain amounts in the condensed consolidated financial statements and notes as of December 31, 2005 and for the three and six months ended June 30, 2005 have been reclassified to conform to the presentation as of and for the three and six months ended June 30, 2006.

2. SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS

          Significant Accounting Policies

          The Company’s significant accounting policies are included in the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005; such policies have not changed during 2006.

          Recent Accounting Pronouncements

          In accordance with the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) (“123R”), the Company eliminated the deferred equity compensation balance of $2.4 million at January 1, 2006 through an off setting reduction to additional paid-in capital. This reclassification had no impact on the Company’s total stockholders’ equity.

          The FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments in February 2006. SFAS No. 155 amends SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities and addresses the application of SFAS No. 133 to beneficial interests in securitized financial assets. SFAS No. 155 establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. Additionally, SFAS No. 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS No. 155 is effective for financial instruments acquired or issued after January 1, 2007. The adoption of this standard is not expected to have a material impact on the Company’s financial statements.

          In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 will be effective for the Company beginning in 2007. The Company does not anticipate any material impact to its financial statements as a result of adopting FIN 48.

3. AVAILABLE-FOR-SALE SECURITIES

          The following table summarizes the Company’s investment securities classified as available-for-sale as of June 30, 2006, which are carried at fair value:

Security Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

	(In thousands)

Residential mortgage-backed securities	$8,017,238	$5,015	$(238,902)	$7,783,351
Asset-backed securities	297,436	2,988	(2,923)	297,501
High-yield corporate bonds	25,958	303	(550)	25,711
Other investments	2,944	24	—	2,968

Total	$8,343,576	$8,330	$(242,375)	$8,109,531

          The following table summarizes the Company’s securities classified as available-for-sale as of June 30, 2006, according to their weighted average life:

Weighted Average Life	Amortized Cost	Estimated Fair Value	Weighted Average Coupon

	(In thousands)

Less than one year	$6,010	$5,927	6.53%
Greater than one year and less than five years	5,897,340	5,738,360	4.82%
Greater than five years and less than ten years	2,111,131	2,055,518	5.58%
Greater than ten years	329,095	309,726	6.04%

Total	$8,343,576	$8,109,531	5.06%

          The weighted average lives of available-for-sale securities at June 30, 2006 in the tables above are based upon contractual maturity for the high-yield corporate bonds and other investments while mortgage-backed securities and asset-backed securities weighted average life is estimated based on data provided through subscription-based financial information services. The weighted average life for residential mortgage-backed securities and asset-backed securities is based on a prepayment model that considers current yield, forward yield, slope of the yield curve, mortgage rates, contractual rate of the outstanding loans, loan age, margin and volatility. For purposes of this disclosure, weighted average life represents the average number of years for which each dollar of unpaid principal remains outstanding. Weighted average life estimates how many years it will take to pay half of the outstanding principal.

          Actual lives of mortgage-backed securities are generally shorter than stated contractual maturities. Actual lives of the Company’s mortgage-backed securities are affected by the contractual maturities of the underlying mortgages, periodic payments of principal, and prepayments of principal.

          At June 30, 2006, available-for-sale securities include unsettled security purchases totaling $2.0 million.

          The following table shows the fair value and gross unrealized losses of available-for-sale securities in which amortized cost exceeds fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2006:

	Less than 12 Months			More than 12 Months			Total

	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses

	(Dollars in thousands)

Residential mortgage-backed securities	235	$5,741,153	$(167,109)	91	$2,010,638	$(71,793)	326	$7,751,791	$(238,902)
Asset-backed securities	59	108,155	(2,339)	10	18,068	(584)	69	126,223	(2,923)
High-yield corporate bonds	2	5,590	(443)	1	2,293	(107)	3	7,883	(550)

Total temporarily impaired securities	296	$5,854,898	$(169,891)	102	$2,030,999	$(72,484)	398	$7,885,897	$(242,375)

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

          During the six months ended June 30, 2006, the Company recognized a $2.0 million other-than-temporary impairment related to two inverse interest-only securities. These inverse interest-only securities’ cash flows decrease as the London interbank offered rate (“LIBOR”) increases. The Company used updated cash flow projections from a third party to determine the amount of the impairment. As a result of the impairment charge, the cost basis of these securities was written down to the current fair value, and the unrealized loss transferred from accumulated other comprehensive income (loss) as an immediate reduction of earnings recognized as a reduction to net gain (loss) on available-for-sale securities of $0.2 million and $2.0 million for the three and six months ended June 30, 2006, respectively, in the condensed consolidated statements of operations. Since these securities have been adjusted to their estimated fair value at June 30, 2006, they are not included in gross unrealized losses in the table above.

          The Company’s available-for-sale securities primarily consist of residential mortgage-backed securities, which are all agency or AAA-rated in quality with the exception of $73.4 million of interest-only or principal-only securities. In addition, at June 30, 2006, none of the available-for-sale securities held had been downgraded by the two major credit rating agencies since their purchase. The residential mortgage-backed securities are of high credit rating and the Company intends and has the ability to hold these securities until the fair value of the securities is recovered, which may be maturity, if necessary. As such, the Company does not believe any securities held, other than the two securities discussed above, were other-than-temporarily impaired at June 30, 2006.

4. TRADING SECURITIES

          The Company holds trading securities as of June 30, 2006, carried at fair value of $2.0 million. Net gains of $54,000 and net losses of $1.8 million on trading securities were recognized in the condensed consolidated statements of operations for three and six months ended June 30, 2006, respectively, due to declines in fair values of these securities.

5. OTHER INVESTMENTS

          The Company holds other investments as of June 30, 2006, carried at cost of $12.3 million. These positions consist of equity securities in the Trust of $1.6 million (see Note 8), a $3.0 million equity investment in Hometown Commercial Capital LLC (“HCC”) (see Note 6) and $7.7 million in other common and preferred equities that are not traded in an active market.

6. LOANS AND LOANS HELD FOR SALE

          The following summarizes the Company’s loans and loans held for sale as of June 30, 2006:

	Carrying Value

Type of Loan	Loans	Loans Held for Sale	Total

	(In thousands)

Loans held in CLO	$—	$273,014	$273,014
Structured and syndicated loans	274,455	1,000	275,455
Commercial mortgage loans (1)	—	8,488	8,488

	$274,455	$282,502	$556,957

(1)	Commercial mortgage loans represent a participating interest in commercial mortgage loans

          At June 30, 2006, the Company held loans totaling $557.0 million. Loans classified as held for sale and carried at the lower of cost or fair value totaled $282.5 million, net of a valuation allowance of $1.0 million. Loans classified as held for investment and carried at amortized cost totaled $274.5 million. The Company identified no impaired held for investment loans at June 30, 2006, and thus has established no allowance for loan losses. At June 30, 2006, there were $5.9 million of unsettled loan purchases and $11.4 million of unsettled loan sales. At June 30, 2006, the Company held loans that settle interest accruals by increasing the principal balance of the loan outstanding. As of June 30, 2006, the Company had increased the principal balance by $2.3 million as settlement of interest for these loans.

          On November 29, 2005, the Company entered into a master participation agreement with HCC, a commercial mortgage loan originator. HCC originates commercial mortgages with a targeted principal range of $1.0 million to $15.0 million. Under the master participation agreement, the Company will purchase a junior participating beneficial ownership interest of 10.0% (the Company holds one investment with a 15% beneficial ownership interest) of the principal balance of each approved commercial mortgage. Interest accrues on the Company’s outstanding principal balance at a rate of 15.0% annually. HCC retains legal title and control of the loans and has custody of the original loan documents. The Company retains approval rights for loans included in the participation portfolio. Additionally, the Company has agreed to buy 50.0% of the lowest-rated non-investment grade tranche of the commercial mortgages upon securitization.

          At June 30, 2006, the Company held junior participation interests in 18 commercial mortgage loans originated by HCC of $8.5 million. These interests are classified as loans held for sale and carried at the lower of cost or fair value.

7. REPURCHASE AGREEMENTS

           The repurchase agreements are short-term borrowings from financial institutions that bear interest rates that have historically moved in close relationship to the one-month, two-month or three-month LIBOR. At June 30, 2006 and December 31, 2005, the Company had repurchase agreements outstanding in the amount of $7.5 billion and $6.8 billion, with a weighted-average borrowing rate of 5.19% and 4.31%, respectively.

          The repurchase agreements had remaining weighted average maturities of 31 days at June 30, 2006 and are summarized below:

Type of Investment Pledged	Estimated Fair Value of Investments Pledged	Repurchase Agreement Liabilities	Weighted Average Interest Rate

	(In thousands)

Residential mortgage-backed securities	$7,510,723	$7,434,159	5.19%
High yield corporate bonds	18,385	15,372	4.86%
Other investments	2,975	2,657	5.77%

	$7,532,083	$7,452,188	5.19%

          The fair value of the investments pledged at June 30, 2006 includes accrued interest and dividends of $33.3 million consisting of $32.8 million, $0.5 million and $7,000 for the residential mortgage-backed securities, high yield corporate bonds and other investments, respectively. Additionally, repurchase agreement liabilities at June 30, 2006 included accrued interest of $40.0 million, $0.1 million and $5,000 for the residential mortgage-backed securities, high yield corporate bonds and other investments, respectively.

          At June 30, 2006, the Company had amounts at risk with the following repurchase agreement counterparties:

	Amount at Risk (1)	Weighted-Average Remaining Maturity

Repurchase Agreement Counterparties:	(In thousands)	(In days)

Bear, Stearns & Co. Inc.	$2,761	24
Barclays Bank Plc.	(962)	34
Citigroup, Inc.	(8,608)	9
Countrywide Securities Corp.	12,947	34
Credit Suisse LLC	22,206	33
JPMorgan Chase and Co.	(6,066)	22
Lehman Brothers Inc.	3,331	14
Merrill Lynch & Co., Inc.	28,319	27
Mitsubishi Securities (USA), Inc.	11,826	13
Nomura Securities International	(2,831)	33
UBS Securities LLC	16,972	47

Total	$79,895

(1)	Equal to the fair value of securities pledged, and related accrued interest receivable, minus repurchase agreement liabilities, and related accrued interest payable.

8. LONG-TERM DEBT

          The following table summarizes the Company’s long-term debt at June 30, 2006:

	Carrying Value	Weighted Average Rate at June 30, 2006

	(In thousands)

Revolving warehouse facility	$175,785	6.09%
Market Square	276,000	5.57%
Pinetree	288,000	5.55%
Trust Preferred Securities	51,550	8.65%

Total	$791,335	5.88%

          Revolving Warehouse Facility

          On March 10, 2006, the Company entered into a $300.0 million three year revolving warehouse funding agreement with Wachovia Capital Markets, LLC (the “Facility”). Financing under the Facility will be secured by assets ranging from large syndicated bank loans to subordinated notes and preferred stock. Advance rates under the Facility vary by asset type. The Facility is available to two bankruptcy remote special purpose vehicles (DWFC, LLC and Deerfield Triarc TRS (Bahamas) Ltd as discussed in Note 1) and the debt holder has recourse only to the assets of these entities, which totaled $248.9 million at June 30, 2006. The Company expects to pursue term funding of these assets via securitization in a future collateralized loan obligation. At June 30, 2006, the Company had $175.8 million of debt outstanding related to the Facility. The Company incurred $1.2 million of debt issuance costs that are being amortized into interest expense over the term of the Facility. The annual interest rate for the Facility is based on short-term commercial paper rates as defined in the warehouse funding agreement, plus 0.75% for large syndicated loans or plus 0.90% for all other loans. The Facility also includes commitment and unused line fees that the Company recognizes in interest expense.

          Market Square Collateralized Loan Obligation (“CLO”)

          Market Square’s debt securities bear interest rates that reset quarterly based on varying spreads to three-month LIBOR. The Company’s long-term debt issued by Market Square has a weighted average interest rate of 5.57%, using the last reset dates as of June 30, 2006.

          The Market Square notes are callable, at par, by the Company on July 20, 2007 and quarterly thereafter, subject to certain conditions. Market Square is a bankruptcy remote subsidiary and the debt holders have recourse only to the assets of Market Square, which were $310.0 million as of June 30, 2006.

          Pinetree Collateralized Debt Obligation (“CDO”)

          Pinetree’s debt securities bear interest rates that reset quarterly based on varying spreads to three-month LIBOR. The Company’s long-term debt issued by Pinetree has a weighted average interest rate of 5.55%, using the last reset date as of June 30, 2006.

          The Pinetree notes are callable, at par, by the Company on January 5, 2010 and quarterly thereafter, subject to certain conditions. Pinetree is a bankruptcy remote subsidiary and the debt holders have recourse only to the assets of Pinetree, which were $312.1 million at June 30, 2006.

          Trust Preferred Securities

          On September 29, 2005, the Trust issued preferred securities to unaffiliated investors for gross proceeds of $50.0 million and common securities to the Company for $1.6 million. The combined proceeds were invested by the Trust in $51.6 million of unsecured junior subordinated debt securities issued by DTC LLC. The junior subordinated debt securities are the sole assets of the Trust and mature on October 30, 2035 but are callable by DTC LLC on or after October 30, 2010. Interest is payable quarterly at a floating rate equal to three-month LIBOR plus 3.50% per annum. This rate at June 30, 2006 was 8.65%.

          The holders of the preferred securities of the Trust are entitled to receive distributions payable quarterly at a variable rate equal to three-month LIBOR plus 3.50% per annum. The preferred and common securities of the Trust do not have a stated maturity date; however, they are subject to mandatory redemption upon the maturity or call of the junior subordinated debt securities.

          Unamortized deferred issuance costs associated with the junior subordinated debt securities are $1.2 million at June 30, 2006 and are classified as part of prepaid and other assets on the condensed consolidated balance sheet. These costs are being amortized into interest expense using the effective yield method over the period to the call date.

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

9. STOCKHOLDERS’ EQUITY

          On June 13, 2006, the Company issued 29,159 shares of common stock to the Company’s manager pursuant to the Management Agreement. This grant represents 15% of the incentive fee due to the Manager for the fourth quarter 2005 and first quarter 2006 incentive fees.

          On April 24, 2006, the Company declared a cash dividend of $0.36 per share on the Company’s common stock for the first quarter of 2006. The record date for the cash dividend was May 4, 2006, and the payment date was May 26, 2006. The total amount of the dividend paid was $18.6 million.

          On February 7, 2006, the Company approved a resolution to award a total of 10,000 fully vested shares of common stock to the four independent board members, each receiving 2,500 shares. In accordance with SFAS No. 123R the Company determined that February 7, 2006 was the grant date and recognized the entire fair market value of the grant on such date, as the shares have no vesting period. The fair market value of the grant was determined as the closing price on the grant date of $13.00 per share. These shares were issued during June 2006.

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

          In accordance with Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments that are Issued to other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, the Company revalues the unvested restricted stock and stock options at fair value each reporting period and recognizes over the vesting period a contribution to additional paid-in capital and an equal offsetting amount to expense. The total unamortized fair value of the restricted stock and stock options as of June 30, 2006 was $1.4 million.

          The fair value of options granted to the Manager is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three months ended June 30,		Six months ended June 30,

	2006	2005	2006	2005

Dividend yield	10.53%	9.25%	10.53%	9.25%
Expected volatility	21.66%	21.29%	21.66%	21.29%
Risk-free interest rate	5.14%	3.92%	5.14%	3.92%
Expected life (in years)	8.5	9.5	8.5	9.5

10. COMPUTATION OF EARNINGS PER SHARE

          The following table presents a reconciliation of basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30

	2006	2005	2006	2005

	(In thousands)

Net income	$18,164	$6,849	$37,327	$12,746

Weighted average shares used in basic computation	51,398	27,463	51,394	27,194

Dilutive effect of:
Unvested restricted stock	155	91	141	62

Weighted average shares used in diluted computation	51,553	27,554	51,535	27,256

Net income per share - Basic	$0.35	$0.25	$0.73	$0.47

Net income per share - Diluted	$0.35	$0.25	$0.72	$0.47

          Potentially dilutive shares relating to a stock option to purchase 1,346,156 shares of common stock for both the three and six months ended June 30, 2006 and June 30, 2005 are not included in the calculation of diluted net income per share because the effect is anti-dilutive.

11. RELATED-PARTY TRANSACTIONS

          On April 4, 2006, the Company approved pursuant to the Management Agreement, granting shares of common stock relating to payment of 15% of the fourth quarter 2005 incentive fee to the Company’s Manager. The issuance of these shares did not occur until June 13, 2006. The Company compensated the Manager and recognized an incentive fee expense of approximately $5,000, representing the first quarter 2006 dividend declaration of $0.36 per share attributable to the equivalent unissued shares. Additionally, the one-year holding period, as defined in the agreement with our Manager, was deemed to start on March 24, 2006. The Company also determined that any future issuance of common stock for partial payment of the incentive fee to the Company’s Manager may be deemed issued as of a specific date as approved by the Company in the case that the actual shares are not issued.

          The Company’s base management fee expense for the three and six months ended June 30, 2006 and 2005 was $3.3 million and $6.6 million, and $1.7 million and $3.4 million, respectively. In addition to the base management fee, amortization for the three and six months ended June 30, 2006 and 2005 was $0.3 million and $0.7 million, and $1.3 million and $2.2 million, respectively, related to the restricted stock and stock options granted to the Manager, and was included in management and incentive fee expense to related party in the condensed consolidated statements of operations. See Note 9 for additional information regarding the grant to the Manager. The Manager earned an incentive fee for the three and six months ended June 30, 2006 of $0.8 million and $2.0 million, respectively. The Company recorded expenses related to reimbursable out-of-pocket and certain other costs incurred by the Manager totaling $0.2 million and $0.3 million for the three and six months ended June 30, 2006, respectively, and $ 0.1 million for both the three and six months ended June 30, 2005. At June 30, 2006, the Company had outstanding payables related to its agreement with the Manager in the amount of $1.9 million, which is included in management and incentive fee payable in the condensed consolidated balance sheet.

12. FAIR VALUE OF FINANCIAL INSTRUMENTS

          SFAS No. 107, Disclosure About Fair Value of Financial Instruments, requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value. The fair value of financial instruments is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Quoted market prices if available are utilized as estimates of the fair values of financial instruments. Since no quoted market price exists for certain of the Company’s financial instruments, the fair values of such instruments have been derived based on management’s assumptions, the estimated amount and timing of future cash flows and estimated discount rates. Different assumptions could significantly affect these estimates. The carrying amounts and estimated fair values of the Company’s financial instruments at June 30, 2006, for which the disclosure of fair values is required were as follows:

	Carrying Value	Estimated Fair Value

	(In thousands)

Financial assets:
Cash and cash equivalents (a)	$54,816	$54,816
Restricted cash and cash equivalents (a)	23,181	23,181
Available-for sale securities (b)	8,109,531	8,109,531
Trading securities (b)	2,009	2,009
Other investments (c)	12,301	12,301
Derivative assets (d)	145,820	145,820
Loans held for sale (e)	282,502	283,629
Loans (e)	274,455	274,455

	Carrying Value	Estimated Fair Value

	(In thousands)

Financial liabilities:
Repurchase agreements (a)	$7,452,188	$7,452,188
Derivative liabilities (d)	2,881	2,881
Long-term debt:
Market Square (f)	276,000	276,000
Pinetree (f)	288,000	288,000
Revolving warehouse facility (f)	175,785	175,785
Trust preferred (f)	51,550	51,550

(a)	The carrying amounts approximated the fair value due to the short-term nature of these instruments.

(b)	The estimated fair values were determined through references to price estimates provided by independent pricing services and/or dealers in the securities.

(c)	It was not practicable to estimate the fair value of these investments because the investments are not traded in an active market.

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

(f)	The carrying amount approximated fair value as the interest rate on all of the Company’s long-term debt resets quarterly to short-term market rates plus a fixed credit spread.

13. ACCUMULATED OTHER COMPREHENSIVE LOSS

          The following is a summary of the components of accumulated other comprehensive loss:

	For the six months ended June 30, 2006

	Available-for- Sale Securities	Cash Flow Hedges	Total

	(In thousands)

Beginning balance	$(114,906)	$70,203	$(44,703)
Unrealized net gain (loss) for the period	(115,832)	95,654	(20,178)
Reclassification adjustments:
Securities sold	(5,341)	—	(5,341)
Other-than-temporary impairment of securities	2,034	—	2,034
Hedging net gain recognized in earnings	—	(14,875)	(14,875)

Ending balance	$(234,045)	$150,982	$(83,063)

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

          The following table is a summary of derivative instruments held as of June 30, 2006:

	Notional Amount	Unrealized Gains	Unrealized Losses	Estimated Fair Value

	(In thousands)

Interest rate swaps - designated	$5,674,450	$144,903	$(2,761)	$142,142
Interest rate swaps - undesignated	103,250	348	—	348
Credit default swaps - undesignated	73,000	551	(120)	431
Total return swaps - undesignated	7,500	18	—	18

	$5,858,200	$145,820	$(2,881)	$142,939

          Cash Flow Hedging Strategies

          Hedging instruments are designated, as appropriate, as cash flow hedges based upon the specifically identified exposure, which may be an individual item or a group of similar items. Hedged exposure is primarily interest expense on forecasted rollover/reissuance of repurchase agreements for a specified future time period and the hedged risk is the variability in those payments due to changes in the benchmark rate. Hedging transactions are structured at inception so that the notional amounts of the hedges are matched with an equal amount of repurchase agreements forecasted to be outstanding in that specified period for which the borrowing rate is not yet fixed. Cash flow hedging strategies include the utilization of interest rate swaps and interest rate swap forwards. Any ineffectiveness in the hedging relationship is recognized in interest expense during the period in which it arises. Prior to the end of the specified hedge period, the effective portion of all contract gains and losses is recorded in other comprehensive income or loss. Realized gains and losses due to net settlements on the hedging instruments are reclassified into earnings as an adjustment to interest expense during the specified hedge time period. Hedging instruments under these strategies are deemed to be designated to the outstanding repurchase portfolio and the forecasted rollover thereof. At June 30, 2006, the maximum length of time over which the Company is hedging its exposure to the variability of future cash flows for forecasted transactions is approximately 10 years.

          For the three and six months ended June 30, 2006, the Company recognized an increase to interest expense of $0.2 million and reduction to interest expense of $0.4 million, respectively, while recognizing an increase to interest expense of $0.3 million and a decrease to interest expense of $12,000 for the three and six months ended June 30, 2005, respectively, due to ineffectiveness. The weighted average fixed rate payable on the cash flow hedges at June 30, 2006 is 4.29%. In November 2005, the Company entered into a designated swap that contained a financing element, resulting in the receipt of a $3.7 million cash payment that is being repaid through an above-market interest rate over the life of the swap. As of June 30, 2006, the Company held 206 designated interest rate swaps with a notional amount outstanding of $5.7 billion. Based on amounts included in the accumulated other comprehensive income (loss) at June 30, 2006 from designated interest rate swaps, the Company expects to recognize a decrease of $29.7 million in interest expense over the next twelve months.

          Other Interest Rate Derivatives

          The Company held three interest rate swaps with a total notional amount of $103.3 million as of June 30, 2006 that were not designated as hedges. Accordingly, changes in fair value of these derivatives are recorded in net gain on derivatives in the condensed consolidated statement of operations. As of June 30, 2006, these interest rate swaps had a total fair value of $0.3 million, recorded in derivative assets in the condensed consolidated balance sheet.

          Credit Default Swaps

          As of June 30, 2006, the Company held 23 credit default swaps (“CDS”), as the protection seller, with a notional amount of $73.0 million. A CDS is a financial instrument used to transfer the credit risk of a reference entity from one party to another for a specified period of time. In a standard CDS contract, one party, referred to as the protection buyer, purchases credit default protection from another party, referred to as the protection seller, for a specific notional amount of obligations of a reference entity. In these transactions, the protection buyer pays a premium to the protection seller. The premium is generally paid quarterly in arrears, but may be paid in full up front in the case of a CDS with a short maturity. Generally, if a pre-defined credit event occurs during the term of the CDS, the protection seller pays the protection buyer the notional amount and takes delivery of the reference entity’s obligation. As of June 30, 2006, these CDSs had a net fair value recorded in derivative assets and derivative liabilities in the condensed consolidated balance sheet in the amounts of $0.5 million and $0.1 million, respectively.

          Total Return Swaps

          In June 2006, the Company entered into a total return swap (“TR”). A TR represents a total return on an underlying asset (e.g. a syndicated bank loan or bond) offset by a cost of financing. The TR contract is valued based on the fair value of the underlying asset, including interest, offset by the notional amount financed plus accrued interest. The Company had one TR as of June 30, 2006 with a notional amount of $7.5 million. The TR had fair value recorded in derivative assets in the condensed consolidated balance sheet in the amount of $18,000.

15. COMMITMENTS

          The timing and amount of additional funding on certain bank loans are at the discretion of the borrower. The Company had unfunded commitments of $31.3 million at June 30, 2006.

16. SUBSEQUENT EVENTS

          On July 25, 2006, the Company declared a cash dividend of $0.38 per share on the Company’s common stock for the second quarter of 2006. The record date for the cash dividend was August 4, 2006, and the payment date is August 28, 2006. The total amount of the dividend to be paid is $19.6 million.

          On August 2, 2006, the Company closed an offering of $25.0 million of trust preferred securities, which were placed in a private placement transaction exempted from registration under the Securities Act of 1933, as amended. This is the initial tranche of an aggregate offering of up to $70 million of trust preferred securities, the remaining portion of which may be drawn in up to two additional tranches, by October 31, 2006. The interest rate will float based on three-month Libor plus 2.25%, resetting quarterly. The trust preferred securities mature on October 31, 2036 and may be called at par by the Company any time after October 30, 2011. The trust preferred securities benefit from the Company’s guarantee of the notes issued to the trust, which have corresponding obligations with respect to distributions and amounts payable upon liquidation, redemption or repayment of the trust preferred securities. Each additional tranche will have the same interest rate, maturity, guarantee and other terms as the initial tranche; will be issued by a separate trust established by the Company; and must be at least $15.0 million of principal amount. The purchaser’s obligation to purchase the additional tranche(s) is subject to a customary material adverse event condition.

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

Overview

          Deerfield Triarc Capital Corp. (together with its subsidiaries) is a diversified financial company formed in November 2004 to invest in real estate-related securities and various other asset classes. We commenced operations in December 2004. We have elected and intend to continue our qualification as a real estate investment trust, or REIT, for federal income tax purposes. We invest in financial assets and utilize leverage where we consider appropriate to seek to achieve attractive risk-adjusted returns that are structured to comply with the various federal income tax requirements for REIT status and to qualify for exclusion from regulation under the Investment Company Act of 1940, as amended, or 1940 Act. We focus on the following asset classes:

•	Real estate-related securities, principally residential mortgage-backed securities, or RMBS, and commercial mortgage-backed securities, or CMBS;

•	Other asset-backed securities, or ABS, including collateralized debt obligations, or CDO;

•	Loans, including senior secured and unsecured loans, including collateralized loan obligations, or CLO, and related credit derivatives, including credit default swaps on senior secured loans; and

•	Leveraged finance instruments, including corporate mezzanine loans, high yield corporate bonds, distressed and stressed debt securities and private or registered equity investments.

          The following is a summary of our portfolio as of June 30, 2006:

	Carrying	% of Total
Principal Investments	Value	Portfolio

	(In thousands)

RMBS (1)	$7,785,360	89.7%
Loans:
Loans held in CLO	273,014	3.2%
Structured and syndicated loans (2)	275,455	3.2%
Commercial mortgage loans (3)	8,488	0.1%
ABS held in CDO (4)	297,501	3.4%
Common and preferred equities	12,301	0.1%
High yield corporate bonds (5)	25,711	0.3%
Other investments	2,968	0.0%

Total	$8,680,798

(1)

RMBS assets include both trading interest-only strip securities and available-for-sale interest- and principal- only strip securities with a fair value of $2.0 million and $73.4 million with notional value of $406.8 million and $276.8 million, respectively.

(2)	Structured and syndicated loans exclude credit default swaps and total return swaps with a fair value of $0.4 million and $18,000 and a $73.0 million and $7.5 million notional value, respectively.

(3)	Commercial mortgage loans represent a participating interest in commercial mortgage loans

(4)	ABS held in CDO includes RMBS, CMBS and ABS.

(5)	High yield corporate bonds include $7.9 million of bonds held in a CLO.

          We completed an initial private offering of 26,923,139 shares (excluding 403,847 restricted shares) of our common stock in December 2004 in which we raised net proceeds of approximately $378.8 million. We completed our initial public offering of 25,000,000 shares of our common stock, including 24,320,715 newly issued shares sold by us and 679,285 shares sold by selling stockholders, in July 2005, in which we raised net proceeds of approximately $363.1 million. We applied the proceeds that we received from our initial public offering to pay down repurchase agreement obligations in order to create additional leveraging capacity. We have since re-leveraged our investment portfolio and have invested the proceeds of that new leverage as well as the proceeds from our initial private offering of common stock in a leveraged portfolio of RMBS and alternative investments with total invested assets, as of June 30, 2006, of $8.7 billion. We are externally managed by Deerfield

Capital Management LLC, or Deerfield Capital, a fixed income asset manager and a Securities and Exchange Commission, or SEC, registered investment adviser. Deerfield Capital is a wholly-owned subsidiary of Deerfield & Company LLC, or Deerfield.

          We earn income and generate cash through our investments. We use a substantial amount of leverage to seek to enhance our returns. We finance each of our investments with different degrees of leverage. The cost of borrowings to finance our investments comprises a significant portion of our operating expenses. Our net income will depend to a significant degree on our ability to effectively manage this particular operating expense in relation to our interest income.

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

          The yield on our assets may be affected by a difference between the actual prepayment rates and our projections. Prepayments on loans and securities may be influenced by changes in market interest rates and a variety of economic, geographic and other factors beyond our control, and consequently, such prepayment rates cannot be predicted with certainty. To the extent we have acquired assets at a premium or discount, a change in prepayment rates may impact our anticipated yield. Under certain interest rate and prepayment scenarios, we may fail to fully recoup our cost of acquisition of certain assets.

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

          In addition, our returns will be affected by the credit performance of our non-agency investments. If credit losses on our investments, loans, or the loans underlying our investments increase, it may have an adverse effect on our performance.

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

Trends

          The following trends may also affect our business:

          Rising interest rate environment. Interest rates have recently increased and may continue to increase. With respect to our existing MBS portfolio, which is heavily concentrated in hybrid adjustable rate RMBS, such interest rate increases should result in decreases in our net interest income, as there is a timing mismatch between the reset dates on our MBS portfolio and the financing of these investments. We currently have invested and intend to continue to invest in hybrid adjustable-rate RMBS which are based on mortgages with interest rate caps. The financing of these RMBS is short term in nature and does not include an interest rate cap. This mismatch should result in a decrease in our net interest income if rates increase sharply after the initial fixed rate period and our interest cost increases more than the interest rate earned on our RMBS due to the cap. In a rising rate environment, prepayment rates are generally expected to decline. If prepayment rates are lower than expected, we could have less capital to reinvest into higher rate mortgage securities, which should result in a decrease in our net interest income. We have increasingly invested in 15 and 30 year fixed rate securities, which are similarly exposed to prepayment rates and the mismatched funding applicable to hybrid adjustable rate securities. With respect to our existing and future floating rate investments such as loans, interest rate increases should result in increases in our net interest income because our floating rate assets are greater in amount than the related floating rate liabilities. Similarly, such an increase in interest rates should generally result in an increase in our net interest income on future fixed rate investments made by us because our fixed rate assets would be greater in amount than our liabilities. However, we would expect that our fixed rate assets would decline in value in a rising interest rate environment and our net interest spreads on fixed rate assets could decline to the extent they are financed with floating rate debt. We have engaged in interest rate swaps and interest rate swap forwards to hedge a significant portion of the risk associated with increases in interest rates. However, because we do not hedge 100% of the amount of short-term financing outstanding, increases in interest rates should result in a decline in the value of our portfolio, net of hedges. Similarly, decreases in interest rates should result in an increase in the value of our portfolio.

          Shape of the yield curve. For much of 2005, the yield curve experienced significant “flattening” as short term rates increased at a greater rate than long term rates. For example, between December 31, 2004 and December 31, 2005, the yield on the three-month U.S. Treasury bill increased by 190 basis points, while the yield on the three-year U.S. Treasury note increased by only 107 basis points. Between December 31, 2005 and June 30, 2006, however, this trend was less pronounced, with the yield on the three-month U.S. Treasury bill increasing by 86 basis points and the yield on the three-year U.S. Treasury note increasing by 82 basis points. Given the economic environment and the current “flatness” of the U.S. Treasury yield curve, the chance that the yield curve will steepen is as great, in our estimation, as the chance of continued flattening or curve inversion. With respect to our RMBS portfolio, we believe that a steepening of the yield curve should result in increases in our net interest income, as the financing of our RMBS investments is usually shorter in term than the fixed rate period of our RMBS portfolio, which is heavily weighted towards hybrid adjustable rate RMBS. Similarly, we believe that a flattening of the yield curve should result in decreases in our net interest income. Our hedging program will offset some of the impact of changes in the shape of the yield curve. However, since we do not hedge 100% of our interest rate exposure, the impact from the swaps will not fully offset the impact to net interest income.

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

          Credit spreads. The credit markets have experienced tight credit spreads due to the robust demand for lending opportunities. With respect to our credit portfolio, which includes commercial mortgage loans, asset-backed securities held in a CDO, bank loans, high yield corporate bonds, preferred shares and other corporate securities, and which accounts for 10.3% of our total portfolio as of June 30, 2006, a narrowing of credit spreads could result in decreases in the net interest income on future credit-oriented investments.

Critical Accounting Policies

          Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. These accounting principles require us to make some complex and subjective decisions and assessments. Our most critical accounting policies involve decisions and assessments that could affect our reported assets and liabilities, as well as our reported revenues and expenses. We believe that all of the decisions and assessments inherent in our financial statements were reasonable, based upon information available to us at that time. We rely on Deerfield Capital’s experience and analysis of historical and current market data in order to arrive at what we believe to be reasonable estimates. Under varying conditions, we could report materially different amounts arising under these critical accounting policies. We have identified our most critical accounting policies to be the following:

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

          When the fair value of an available-for-sale security is less than its amortized cost for an extended period, we consider whether there is an other-than-temporary impairment in the value of the security. If, in our judgment, an other-than-temporary impairment exists, the cost basis of the security is written down to the then-current fair value, and the unrealized loss is transferred from accumulated other comprehensive income (loss) as an immediate reduction of current earnings (as if the loss had been realized in the period of other-than-temporary impairment). The cost basis adjustment is recoverable only upon sale or maturity of the security. The determination of other-than-temporary impairment is a subjective process, and different judgments and assumptions could affect the timing of loss recognition.

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

          The determination of other-than-temporary impairment is made at least quarterly. For the three and six months ended June 30, 2006, we recognized a $0.2 million and $2.0 million other-than-temporary impairment related to two interest-only securities. We have gross unrealized holding losses on available-for-sale securities of $242.4 million at June 30, 2006, which, if not recovered, may result in the recognition of future losses. However, the majority of these securities are of high credit rating and we intend and have the ability to hold these securities until the fair value is recovered, which may be maturity, if necessary.

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

Loans

          Our investments in loans are classified either as loans held for sale and carried on the condensed consolidated balance sheet at the lower of cost or fair market value or as held for investment (referred to as “Loans” on the condensed consolidated balance sheet) and carried at amortized cost, with any premium or discount being amortized or accreted to income, and an allowance for loan losses, if necessary. We determine fair value for our loans held for sale using price estimates provided by an independent pricing service. If the independent pricing service cannot provide estimates for a given loan, our valuation committee determines estimated fair value based on some or all of the following: (a) current financial information of the borrowing company and performance against its operating plan; (b) changing value of collateral supporting the loan; (c) changes to the market for the borrowing company’s service or product and (d) present value of projected future cash flows. If an individual loan’s fair market value is below its cost, a valuation adjustment is recognized in net gain (loss) on loans in our statement of operations and the loan’s cost basis is adjusted. This valuation allowance is recoverable in future periods. We accrue interest income based on the outstanding principal amounts of the loans and their contractual terms.

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

          We identified no impaired loans in our portfolio at June 30, 2006 and have not provided an allowance for loan losses at this time.

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

          These contracts, or hedge instruments, have been designated as cash flow hedges and are evaluated at inception and on an ongoing basis in order to determine whether they qualify for hedge accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted. We formally document all relevant relationships between hedging instruments and hedged items at inception, as well as our risk-management objective and strategy for undertaking each hedge transaction. The hedge instrument must be highly effective in achieving changes in cash flow, which offset changes in cash flow of the hedged item attributable to the risk being hedged in order to qualify for hedge accounting. We use regression analysis to assess the effectiveness of our hedging strategies. The derivative contracts are carried on the balance sheet at fair value. Any ineffectiveness that arises during the hedging relationship is recognized in interest expense during the period in which it occurs. Prior to the end of the specified hedge time period the effective portion of all unrealized contract gains and losses are recorded in other comprehensive income or loss. Realized gains and losses are generally reclassified into earnings as an adjustment to interest expense during the originally specified hedge time period. We value both our actual interest rate swaps and hypothetical interest rate swaps (for purposes of measuring ineffectiveness) by determining the net present value of all projected interest payments between the counterparties which are calculated based on internally developed and tested market-standard models that utilize data inputs obtained from external market sources.

          We are not required to account for the derivative contracts using hedge accounting, as described above. If we decide not to designate the derivative contracts as hedges and monitor their effectiveness as hedges, or if we enter into other types of financial instruments that do not meet the criteria to be designated as hedges, changes in the fair values of these instruments are recorded in current earnings. One such derivative a credit default swap, or CDS, in which we act as the protection seller and receive a premium for taking the risk of paying the protection buyer for the notional amount of the contract and taking title to the referenced entity’s obligation upon the occurrence of a credit event, as defined in the CDS. The fair value of the CDS depends on a number of factors, primarily premium levels that are dependent on credit spreads. The CDS contracts are valued using market quotes provided from prominent broker dealers in the CDS market.

Management and Incentive Fee Expense

          The management agreement provides for the payment of incentive fees to Deerfield Capital if our financial performance exceeds certain benchmarks. Incentive fees are calculated on a quarterly basis and paid in arrears. Subsequent to each quarter of the fiscal year, we will calculate whether an incentive fee is payable and, if necessary, record the expense accrual in the quarter incurred. The management agreement provides that 15.0% of Deerfield Capital’s incentive fee is to be paid in shares of our common stock (provided that under our management agreement, Deerfield Capital may not receive payment of its incentive fee in shares of our common stock if such payment would result in Deerfield Capital owning directly or indirectly through one or more subsidiaries more than 9.8% of our common stock) and the balance in cash. Deerfield Capital may, in its sole discretion, elect to receive a greater percentage of its incentive fee in the form of our common stock. The number of shares to be received by Deerfield Capital will be based on the average of the closing prices of our common stock during the thirty-day period ending three days prior to issuance of these shares. Shares of our common stock delivered as payment of the incentive fee will be immediately vested or exercisable, provided that Deerfield Capital has agreed not to sell the shares prior to one year after the date they are paid.

Equity Compensation

          We account for the restricted stock and restricted stock options granted to Deerfield Capital in accordance with the consensus in Issue 1 of Emerging Issues Task Force, or EITF, No. 96-18, Accounting for Equity Instruments that are issued to other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, or EITF 96-18. Pursuant to EITF 96-18, the stock and options granted prior to January 1, 2006, were originally recorded at fair value in stockholders’ equity, with an offsetting entry to deferred equity compensation (a contra-equity account). In accordance with the requirements of SFAS No. 123 (revised 2004), Share-Based Payments, we eliminated the deferred compensation equity balance through an offsetting reduction of additional paid-in capital. This reclassification had no impact on our total stockholders’ equity. The expense relating to share-based compensation is amortized using the graded vesting attribution method over the vesting period, or recognized immediately if fully vested upon grant. In addition to recognizing share-based compensation expense an equivalent contribution to additional paid-in capital is recognized. The fair value of stock and options is re-measured and adjusted quarterly for unvested shares. Changes in such fair value are reflected in the amortization expense recognized in that quarter on a retrospective basis and in future quarters until the stock and options are fully vested. As a result, changes in our stock price will cause volatility in our financial results as reported under GAAP.

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

Trust Preferred Securities

          In September 2005, we formed Deerfield Triarc Capital Trust I, or the Trust, for the sole purpose of issuing and selling trust preferred securities. In accordance with FIN 46R, the Trust is not consolidated into our condensed consolidated financial statements because management has determined that we are not the primary beneficiary of the Trust. Through Deerfield Triarc Capital LLC, or DTC LLC, we own 100% of the common shares of the Trust, which also issued $50.0 million of preferred shares to unaffiliated investors. The rights of holders of common shares of the Trust are subordinate to the rights of holders of preferred shares only in the event of a default, otherwise common shareholder’s economic and voting rights are pari passu with the preferred shareholders. We recorded our investment in the Trust’s common shares as other investments at cost and record dividend income upon declaration of dividends by the Trust.

          In connection with the issuance and sale of the trust preferred securities, DTC LLC issued junior subordinated debt securities to the Trust, which are guaranteed by us. The junior subordinated debt securities are recorded as long-term debt and debt issuance costs are deferred in prepaid and other assets in the condensed consolidated balance sheets. Interest on the debt and amortization of debt issuance costs are recognized using the interest method in the consolidated condensed statements of operations in interest expense.

Income Taxes

          We have elected to be taxed, and intend to continue to qualify, as a REIT and, as a result, we do not expect to pay substantial corporate-level income taxes. Many of the requirements for REIT qualification, however, are highly technical and complex. If we were to fail to meet these requirements and do not qualify for certain statutory relief provisions, we would be subject to federal and state income tax, which could have a material adverse impact on our results of operations and amounts available for distributions to our stockholders. However, Deerfield Triarc TRS Holdings, Inc., a taxable REIT subsidiary, or TRS, is subject to corporate-level income taxes.

Recent Accounting Pronouncements

          The FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” in February 2006. SFAS No. 155 amends SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”, and SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” and addresses the application of SFAS No. 133 to beneficial interests in securitized financial assets. SFAS No. 155 establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. Additionally, SFAS No. 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS No. 155 is effective for financial instruments acquired or issued after January 1, 2007. The adoption of this standard is not expected to have a material impact on the Company’s financial statements.

          In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 will be effective for the Company beginning in 2007. The Company does not anticipate any material impact to its financial statements as a result of adopting FIN 48.

Financial Condition

          All of our assets at June 30, 2006 were acquired through the use of proceeds from our December 2004 initial private placement and June 2005 initial public offering, operating cash flows and our use of leverage. We used the proceeds from our June 2005 initial public offering of common stock to create additional leveraging capacity by paying down repurchase agreement obligations.

          The following table summarizes the carrying value of our investment portfolio, excluding credit default swaps and total return swaps, and the respective balance sheet classification at June 30, 2006:

	Carrying Value

Security Description	Available-for- Sale Securities	Trading Securities	Other Investments	Loans Held For Sale	Loans	Total

	(In thousands)

RMBS	$7,783,351	$2,009	$—	$—	$—	$7,785,360

Loans - structured and syndicated (2)	—	—	—	9,488	274,455	283,943
Common and preferred equities	—	—	12,301	—	—	12,301
Other investments	2,968	—	—	—	—	2,968

Total structured and syndicated assets	2,968	—	12,301	9,488	274,455	299,212

Loans held in CLO	—	—	—	273,014	—	273,014
Asset-backed securities held in CDO (1)	297,501	—	—	—	—	297,501
High yield corporate bonds (3)	25,711	—	—	—	—	25,711

Total alternative assets	326,180	—	12,301	282,502	274,455	895,438

Total invested assets	$8,109,531	$2,009	$12,301	$282,502	$274,455	$8,680,798

(1)	Asset-backed securities held in CDO include RMBS, CMBS and ABS.

(2)

Loans – structured and syndicated includes $8.5 million of a participating interest in commercial mortgage loans and excludes credit default swaps and total return swaps with a fair value of approximately $431,000 and $18,000 and $73.0 million and $7.5 million notional value, respectively.

(3)	High yield corporate bonds include $7.9 million of bonds held in a CLO.

Mortgage-Backed Securities

          The table below summarizes the valuation adjustments on our available-for-sale RMBS investments:

	As of June 30, 2006

		Stripped
	RMBS	Securities	Total

	(In thousands)

Par amount (1)	$7,901,510	$276,805	$8,178,315
Unamortized premium	60,717	—	60,717
Unamortized discount	(16,086)	(205,708)	(221,794)

Amortized cost	7,946,141	71,097	8,017,238
Unrealized gains	—	5,015	5,015
Unrealized losses	(236,172)	(2,730)	(238,902)

Fair value	$7,709,969	$73,382	$7,783,351

(1)	The par amount for stripped securities has been reduced by the $2.0 million of other-than temporary impairment recognized on securities held as of June 30, 2006.

          The Company’s RMBS are agency or AAA-rated in credit quality, with the exception of $73.4 million, in estimated fair value, of interest-only or principal-only available-for-sale securities. At June 30, 2006, we held 326 RMBS securities with a fair value of $7.8 billion, valued below cost, of which 91 securities with a fair value of $2.0 billion were valued below cost for greater than twelve months. During the six months ended June 30, 2006, we recognized a $2.0 million other-than-temporary impairment related to two inverse interest-only securities. These inverse interest-only securities’ cash flows decrease as LIBOR increases. We used updated cash flow projections from a third party to determine the amount of the impairment. As a result of the impairment charge, these two securities were written down to the then-current fair value, and the unrealized loss transferred from accumulated other comprehensive income (loss) as an immediate reduction of earnings recognized as a reduction to the net gain (loss) on available-for-sale securities in the condensed consolidated statements of operations. We do not believe any other securities are other-than-temporarily impaired at June 30, 2006 and we have the intent and ability to hold these securities until the value is recovered, which may be to maturity.

          At June 30, 2006, a large portion of the RMBS in our portfolio were purchased at a premium to their par value and our portfolio had a net amortized cost of 100.6% of the face amount. The RMBS (excluding the stripped securities) are valued below par at June 30, 2006 because the weighted-average yield is lower than prevailing market rates. Premium bonds tend to have shorter durations than discount or par bonds and their values are thus less sensitive to interest rate movement. As of June 30, 2006, the relative fair value of our RMBS portfolio versus its amortized cost declined from December 31, 2005 due to an increase in prevailing market interest rates. Our total RMBS net premium amortization expense for the three and six months ended June 30, 2006 was $5.8 million, and $11.5 million, respectively. As of June 30, 2006, we had $44.6 million of unamortized net premium included in the cost basis of our available-for-sale RMBS securities. The current weighted average life of the portfolio is 4.4 years.

          Net portfolio duration, which is the difference between the duration of the RMBS portfolio and the duration of repurchase agreements, adjusted for the effects of our interest rate swap portfolio, is 1.0 years at June 30, 2006. In order to fully assess the possible impact of a change in interest rates on the RMBS portfolio, the reader should consider not only the duration, but also the portfolio’s leverage (see discussion of leverage on page 37).

          The following table details our RMBS holdings as of June 30, 2006, of which $7.8 billion and $2.0 million are classified as available-for-sale securities and trading securities, respectively:

			Weighted Average

Security Description (1)	Par Amount	Estimated Fair Value	Coupon	Months to Reset (2)	Yield to Maturity	Contractual Maturity	Constant Pre-payment Rate	Modified Duration in Years

	(In thousands)

Agency RMBS:
3-1 hybrid adjustable rate	$722,304	$710,946	4.39%	16	6.00%	10/03/34	22.1	1.5
5-1 hybrid adjustable rate	3,453,750	3,384,669	4.89%	45	6.01%	03/18/35	20.1	2.1
7-1 hybrid adjustable rate	163,526	159,233	4.96%	67	6.10%	01/10/35	22.7	2.6
10-1 hybrid adjustable rate	433,759	419,467	5.23%	109	6.15%	08/03/35	17.6	3.6
15 year fixed rate	126,146	123,761	5.50%	NA	5.98%	06/22/20	11.5	3.5
30 year fixed rate	1,518,172	1,471,395	5.70%	NA	6.25%	07/06/35	12.7	4.4

Non-Agency AAA-Rated RMBS:
Hybrid adjustable rate	844,644	835,029	5.37%	NA	6.14%	03/23/35	12.1	2.0
Fixed rate	639,209	605,469	5.50%	NA	6.33%	09/22/31	13.7	5.4

Other:
Interest-only strips (3)	201,144	36,159	n/m	NA	14.39%	12/07/34	11.8	-26.3
Interest-only strips - trading (3)	406,803	2,009	n/m	NA	16.05%	01/09/35	12.5	97.6
Interest-only and principal only strip (3)	75,661	37,223	n/m	NA	6.51%	10/14/33	25.7	5.3

Total RMBS	$8,585,118	$7,785,360

(1)	Includes securities classified as both available-for-sale and trading.

(2)	Represents number of months before conversion to floating rate.

(3)	Interest- and principal-strips represent solely the interest or principal portion of a security. Therefore the par amount reflected should not be used as a comparison to fair value.

n/m – not meanigful

          Actual maturities of RMBS are generally shorter than stated contractual maturities, as they are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal. The stated contractual final maturity of the mortgage loans underlying our portfolio of RMBS ranges up to 30 years from date of issuance, but the expected maturity is subject to change based on the actual and estimated prepayments of the underlying loans.

          The constant prepayment rate, or CPR, attempts to predict the percentage of principal that will prepay over the next 12 months based on historical principal paydowns and the current interest rate environment. As interest rates rise, the rate of refinancings typically declines, which we believe may result in lower rates of prepayment and, as a result, a lower portfolio CPR.

          As of June 30, 2006, the mortgages underlying our hybrid adjustable rate RMBS had fixed interest rates for a weighted average period of approximately 47 months, after which time the interest rates reset and become adjustable. The average length of time until contractual maturity of those mortgages was 30 years from date of issuance.

          After the reset date, interest rates on our hybrid adjustable rate RMBS float based on spreads over various LIBOR, indices. These interest rates are subject to caps that limit the amount the applicable interest rate can increase during any year, known as an annual cap, and through the maturity of the applicable security, known as a lifetime cap. At June 30, 2006, the weighted average lifetime cap for the portfolio is an increase of 10.2% over the fixed rate, the weighted average maximum increase in the first year that the rates are adjustable is 4.7% and the weighted average maximum annual increase for years subsequent to the first year is 2.0%.

          Interest-only strips are purchased primarily as duration management tools or to enhance overall yields. These positions are classified in trading if the securities are held principally for the purpose of selling them in the near term. All other interest-only strips are classified as available-for-sale.

          The following table, in thousands, summarizes our available-for sale RMBS, according to their weighted average life:

	June 30, 2006

		Estimated
	Amortized	Fair
Weighted Average Life	Cost	Value

Greater than one year and less than five years	$5,638,898	$5,479,584
Greater than five years and less than ten years	2,049,245	1,994,040
Greater than ten years	329,095	309,727

Total	$8,017,238	$7,783,351

          The weighted average lives of the RMBS in the tables above are based upon prepayment models obtained through subscription-based financial information service providers. The prepayment model considers current yield, forward yield, slope of the yield curve, mortgage rates, the contractual rate of the outstanding loan, loan age, margin and volatility. For purposes of this disclosure, weighted average life represents the average number of years for which each dollar of unpaid principal remains outstanding. Weighted average life estimates how many years it will take to pay half of the outstanding principal.

          The actual weighted average lives of the RMBS in our investment portfolio could be longer or shorter than the estimates in the table above depending on the actual prepayment rates experienced over the lives of the applicable securities and the sensitivity to changes in both prepayment rates and interest rates. Our RMBS are recorded in available-for-sale securities in our condensed consolidated balance sheet as of June 30, 2006 and include our inverse interest-only strip securities, with the exception of two inverse interest-only strip securities, with a fair value of $2.0 million, classified as trading securities.

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

          The following table summarizes the Pinetree investments by asset class at June 30, 2006:

			Weighted
	Par	Fair	Average
Asset Class	Amount	Value	Life

	(In thousands)		(In years)

Residential B/C mortgage	$175,755	$176,675	3.49
Residential A mortgage	29,483	28,192	3.71
Home equity loan	38,633	37,823	3.21
CMBS conduit	31,577	30,856	4.26
CMBS large loan	7,384	7,363	2.65
ABS collateralized bond obligation	8,423	8,386	3.36
Credit card	3,000	3,127	1.64
Student loan	1,357	1,575	6.35
Automobile loan	2,000	1,951	3.70
Small business loan	1,532	1,553	7.63

Total	$299,144	$297,501	3.55

          At June 30, 2006, Pinetree held $297.5 million of ABS classified as available-for-sale securities and $9.3 million of restricted cash and cash equivalents, which are generally being utilized to purchase additional ABS and pay distributions to debt and equity holders. The ABS are backed primarily by residential mortgages, home equity loans and commercial mortgages. The portfolio is composed of both fixed and floating rate securities, comprising 23.0% and 77.0% of the portfolio, respectively. The fixed portfolio has a weighted average rate of 5.69% while the variable portfolio has a weighted average spread of 2.02% over LIBOR.

          The table below summarizes the Pinetree portfolio by Moody’s rating at June 30, 2006:

Moody’s Rating	% of Total

Aaa	3.65%
Aa1	0.29%
Aa2	0.67%
Aa3	1.35%
A1	0.36%
A2	4.08%
A3	4.60%
Baa1	13.52%
Baa2	35.47%
Baa3	36.01%

100.00%

          The Moody’s weighted average rating factor, or WARF, for the Pinetree portfolio as of June 30, 2006 is 394, which translates to a weighted average Moody’s rating of between Baa2 and Baa3.

Loans and Credit Derivatives

          At June 30, 2006, we held loans totaling $557.0 million, or 6.4% of our investment portfolio. We held $284.0 million funded directly and $273.0 million via a CLO transaction in one of our taxable REIT subsidiary entities, Market Square CLO Ltd, or Market Square. The Market Square bank loans and $8.5 million of directly funded loans are classified in held for sale and carried at the lower of cost or fair value. Loans held for investment were $274.5 million at June 30, 2006. These loans are carried at amortized cost with any discount or premium accreted or amortized in interest income using the interest method. We assess loans held for investment for impairment and record an allowance for loan losses if necessary. We identified no estimated probable credit losses in our portfolio as of June 30, 2006 and thus have not provided an allowance for loan losses.

          The following summarizes our loan portfolio, excluding credit default swaps, by loan classification at June 30, 2006:

	Carrying Value

		Loans Held
Type of Loan	Loans	for Sale	Total

	(In thousands)

Loans held in CLO	$—	$273,014	$273,014
Structured and syndicated loans	274,455	1,000	275,455
Commercial mortgage loans (1)	—	8,488	8,488

	$274,455	$282,502	$556,957

(1)	Commercial mortgage loans represent a participating interest in commercial mortgage loans

          Loans Held in CLO

          In March 2005, we entered into an agreement to finance the purchase of up to $300.0 million of syndicated bank loans by Market Square during the warehouse period. In May 2005, Market Square repaid the warehouse borrowing and issued preference shares of $24.0 million and several classes of notes aggregating $276.0 million. We purchased 100% of the preference shares representing substantially all of the equity interest in Market Square. Upon review of the transaction and subsequent securitization, we determined that Market Square was a VIE under FIN 46R and we were the primary beneficiary of the VIE, causing us to consolidate Market Square. The notes have a weighted average interest rate of LIBOR plus 0.49% and are secured by the loan portfolio. At June 30, 2006,Market Square had $273.0 million of loans outstanding which are included in loans held for sale, $13.9 million of restricted cash and cash equivalents, which are generally utilized to purchase additional loans and pay distribution to debt and equity holders, and $276.0 million of notes payable included in long-term debt. The weighted average coupon spread over LIBOR on the loan portfolio was 2.65% and the weighted average contractual maturity was 5.3 years.

          The following table summarizes the Market Square loan portfolio by Moody’s rating as of June 30, 2006:

			Weighted Average
		Estimated Fair
Moody’s	Par			Contractual
Rating	Value	Value	Spread	Maturity

	(In thousands)

Baa2	$2,559	$2,570	2.25%	12/09/06
Ba1	13,089	13,103	1.70%	04/16/10
Ba2	14,587	14,604	1.70%	09/28/11
Ba3	40,535	40,541	2.17%	01/11/12
B1	77,284	77,164	2.35%	11/03/11
B2	103,308	103,351	3.16%	01/27/12
B3	18,408	18,323	3.40%	04/18/11
Caa1	2,942	2,860	3.31%	08/07/12
Caa3	498	498	3.00%	06/29/12

	$273,210	$273,014	2.65%	04/04/11

          The Market Square bank loan portfolio is diversified across 30 Moody’s industries as of June 30, 2006. The Market Square portfolio as of June 30, 2006 has a WARF of 2325, which translates to a weighted average Moody’s rating of between B1 and B2.

          Structured and Syndicated Loans

          The following table summarizes our structured and syndicated loans as of June 30, 2006:

		Weighted
	Carrying	Average
Type of Loan	Value	Coupon

	(In thousands)

First and second lien secured loans	$203,762	11.81%
Mezzanine and other	71,693	14.13%

	$275,455	12.41%

          At June 30, 2006, we had structured and syndicated loans totaling $275.5 million, $274.5 million classified as loans held for investment and $1.0 million of loans held for sale. The mezzanine and other loans are often unsecured.

          Commercial Mortgage Loans (Participating interest)

          At June 30, 2006, we had invested in junior participation interests in commercial mortgages originated by Hometown Commercial Capital, LLC with a total carrying value of $8.5 million. These amounts are included in loans held for sale on our condensed consolidated balance sheet.

          Credit Default Swaps

          At June 30, 2006, we held 23 credit default swaps, as the protection seller, with a notional amount of $73.0 million. As of June 30, 2006, these CDS had a net fair value of $0.4 million, recorded in derivative assets and derivative liabilities in the condensed consolidated balance sheet in the amounts of $0.5 million and $0.1 million, respectively.

          Total Return Swaps

          At June 30, 2006, we held one total return swap with a notional amount of $7.5 million and a fair value of $18,000 recorded in derivative assets.

Common and Preferred Equities

          At June 30, 2006, our common and preferred equities investments had a total carrying value of $12.3 million.

Interest Receivable

          At June 30, 2006, our interest receivable of $48.7 million related to the following:

•	RMBS - $38.6 million

•	Loans - $6.2 million

•	Various other investments - $2.1 million

•	Derivatives - $1.8 million

Hedging Instruments

          There can be no assurance that our hedging activities will have the desired beneficial impact on our results of operations, financial condition or net cash flows. Moreover, no hedging activity can completely insulate us from the risks associated with changes in interest rates and prepayment rates. We generally intend to hedge as much of the interest rate risk as Deerfield Capital determines is in the best interest of Deerfield Triarc Capital Corp.’s stockholders, after considering among other things the cost of such hedging transactions and our desire to maintain our status as a REIT. Our policies do not contain specific requirements as to the percentages or amount of interest rate risk that our Manager is required to hedge.

          For each of the periods ended June 30, 2006 and June 30, 2005, we entered into interest rate swaps and interest rate swap forwards as a means of mitigating our interest rate risk on forecasted interest expense associated with repurchase agreements for a specified future time period, represented by the term of the interest rate swap contract. An interest rate swap is a contractual agreement entered into by two parties under which each agrees to make periodic payments to the other for an agreed period of time based upon a notional amount of principal. Under the most common form of interest rate swap, a series of payments calculated by applying a fixed rate of interest to a notional amount of principal is exchanged for a stream of payments similarly calculated but using a floating rate of interest. This is a fixed-floating interest rate swap. We hedge a portion of our short-term debt by entering into fixed-floating interest rate swap agreements whereby we receive the floating rate of interest and pay a fixed rate of interest. An interest rate swap forward is an interest rate swap based on a floating interest rate to be set at an agreed future date at which time the swap becomes effective.

          At June 30, 2006, we had a portfolio of 206 designated interest rate swaps with maturities ranging from July 2006 to July 2016 and a total notional amount of $5.7 billion and a net fair value of $142.1 million. Under the interest rate swap and interest rate swap forward agreements we have in place, we receive interest at rates that reset periodically, generally every one or three months, and usually pay a rate fixed at the initiation of and for the life of the swap agreements. The current market value of interest rate swaps is heavily dependent on the current market fixed rate, the corresponding term structure of floating rates as well as the expectation of changes in future floating rates (yield curve). As expectations of future floating rates change, the market value of interest rate swaps changes. Based on the daily market value of those interest rate swaps and interest rate swap forward contracts, our counterparties may request additional margin collateral or we may request additional collateral from our counterparties to ensure that an appropriate margin account balance is maintained at all times through the maturity of the contracts. At June 30, 2006, the unrecognized gain on interest rate swap transactions in accumulated other comprehensive income of $151.0 million includes cumulative deferred gains on terminated swaps of $5.2 million that will be amortized over the original hedging period.

          At June 30, 2006, we held three interest rate swaps with a total notional amount of $103.3 million that were not designated as hedges. At June 30, 2006, these interest rate swaps had a total fair value of $0.3 million, recorded in derivative assets in the condensed consolidated balance sheet.

Liabilities

          We have entered into repurchase agreements to finance many of our purchases of RMBS. These agreements are secured by RMBS and bear interest rates that have historically moved in close relationship to LIBOR. As of June 30, 2006, we established 17 borrowing relationships, respectively, with various investment banking firms and other lenders. As of June 30, 2006, we had an outstanding repurchase agreement balance with 11 of those relationships.

          At June 30, 2006, we had outstanding repurchase agreement liabilities of $7.5 billion, including accrued interest, with a weighted-average current borrowing rate of 5.19%. We intend to renew these repurchase agreements as they mature under the then-applicable borrowing terms of the counterparties to the repurchase agreements. At June 30, 2006, the repurchase agreements were secured by RMBS and other investment securities with an estimated fair value of $7.5 billion and had weighted-average remaining maturities of 31 days. The net amount at risk, defined as fair value of securities sold, plus accrued interest income, minus repurchase agreement liabilities, plus accrued interest expense, with all counterparties was $79.9 million at June 30, 2006. See details of the net amount at risk later in this section under the heading “Liquidity and Capital Resources.”

          On March 10, 2006, we entered into a $300.0 million three year revolving warehouse funding agreement with Wachovia Capital Markets, LLC (the “Facility”). Financing under the Facility will be secured by assets ranging from large syndicated bank loans to subordinated notes and preferred stock. Advance rates under the Facility vary by asset type. The Facility is available to two bankruptcy remote special purpose vehicles (DWFC, LLC and Deerfield Triarc TRS (Bahamas) Ltd) and the debt holder has recourse only to the assets of these entities, which totaled $248.9 million. We expect to pursue term funding of these assets via securitization in a future CDO. At June 30, 2006, we had $175.8 million outstanding related to the Facility. We incurred $1.2 million of debt issuance costs that are being amortized into interest expense over the term of the Facility. The annual interest rate for the Facility is based on short-term commercial paper rates as defined in the warehouse funding agreement, plus 0.75% for large syndicated loans or plus 0.90% for all other loans.

          We terminated warehousing agreements and replaced those liabilities with the issuance of long-term debt and equity securities by Pinetree and Market Square as of November 30, 2005 and May 10, 2005, respectively. The Pinetree and Market Square long-term debt issuances bear weighted average interest rates, that reset quarterly, of LIBOR plus 0.55% and 0.49% and based on the last reset date were 5.55% and 5.57%, respectively, as of June 30, 2006. As of June 30, 2006, we have $288.0 million and $276.0 million of long-term debt resulting from the Pinetree and Market Square transactions, respectively.

          On September 29, 2005, we issued $51.6 million of unsecured junior subordinated notes payable to the Trust. The notes mature on October 23, 2035, but are callable by us on or after October 10, 2010. Interest is payable quarterly at a floating rate equal to LIBOR plus 3.50%. This rate was 8.65% at June 30, 2006.

          At June 30, 2006, we had $43.3 million due to broker; all unsettled amounts are expected to settle in the following quarter. The due to broker consisted of the following:

•	Unsettled ABS held in CDO purchases - $2.0 million

•	Unsettled bank loan purchases - $5.9 million

•	Swap margin due to broker - $35.4 million

          Interest payable at June 30, 2006 of $24.8 million consists of:

•	Net accrued interest payable on interest rate swaps - $15.8 million

•	Market Square long-term debt interest payable - $3.1 million

•	Pinetree long-term debt interest payable - $3.9 million

•	Revolving Warehouse Facility long-term debt interest payable - $1.3 million

•	Unsecured junior subordinated interest payable to the Trust - $0.7 million

          At June 30, 2006, we had $1.9 million payable to our Manager for management and incentive fees totaling $1.1 million and $0.8 million, respectively.

          At June 30, 2006, other payables consist primarily of liabilities for audit-related and tax services of $0.3 million, and various other payables of $0.7 million.

Stockholders’ Equity

          Stockholders’ equity at June 30, 2006 was $678.8 million and primarily consisted of the following 2006 activity:

•	Net unrealized losses on available-for-sale securities - $119.1 million

•

Unrealized gains on cash flow hedges - $80.8 million (including a net change of $2.6 million related to deferred gains on terminated interest rate swaps that are amortized over their original hedging period)

•	Contributions to additional paid-in capital related to compensation for restricted stock, common stock grants and option grants to our Manager - $1.0 million

•	Contributions to additional paid-in capital related to compensation paid to our independent directors in the form of fully vested shares of common stock - $0.1 million

•	Retained earnings - $37.3 million of net income less $18.6 million of declared dividends

          Our common stock was declared effective by the Securities and Exchange Commission on June 28, 2005. Trading of our shares commenced on June 29, 2005 on the New York Stock Exchange under the ticker symbol “DFR”.

Results of Operations

For the three and six months ended June 30, 2006 compared to the three and six months ended June 30, 2005

Summary

          Our net income for the three and six months ended June 30, 2006 was $18.2 million and $37.3 million or $0.35 and $0.72 per weighted-average diluted share outstanding, respectively. This compared to $6.8 million and $12.7 million or $0.25 and $0.47 per weighted-average diluted share outstanding, respectively, for the same periods in 2005. The increase in net income for the three and six months ended June 30, 2006 compared to the same periods ended June 30, 2005 was primarily attributable to the significant increase in our investment portfolio. At June 30, 2006 our RMBS and alternative asset portfolios were $7.8 billion and $895.4 million, respectively, as compared to $4.0 billion and $482.9 million, respectively, at June 30, 2005. Therefore, in addition to comparing the periods presented we have also included certain discussion and analysis in this summary of our financial results compared to the periods ended March 31, 2005 and December 31, 2005 to provide a more meaningful discussion and comparison.

          Our total investment portfolio increased $0.9 billion to $8.7 billion at June 30, 2006 from $7.8 billion at December 31, 2005 but decreased $0.2 billion from March 31, 2006. RMBS increased to $7.8 billion, or 89.7% of our portfolio at June 30, 2006 compared to $7.0 billion, or 90.4% of our total portfolio at December 31, 2005 and decreased from $8.1 billion, or 90.8% of our total portfolio at March 31, 2006. We continued diversifying our investment portfolio during the first six months of 2006, increasing our overall alternative investments at June 30, 2006 over alternative investments at December 31, 2005 and March 31, 2006 by $152.0 million and $75.2 million, an increase of 20.5% and 9.2%, respectively.

          During 2006 we have also shifted from investing in hybrid adjustable rate RMBS toward fixed 15-year and 30-year RMBS. As a percentage of our total RMBS portfolio, fixed rate securities have composed 28.3%, 26.6% and 11.8% of our June 30, 2006, March 31, 2006 and December 31, 2005 total RMBS balance, respectively. We have made this shift toward fixed securities with the expectation of providing a higher coupon and lower priced RMBS, in the form of 15-year and 30-year fixed RMBS, which complement a mortgage portfolio with lower interest rate and embedded option risk due to the seasoning of our hybrid adjustable rate RMBS. Additionally, we are anticipating the eventual decrease in hedging income due to expiration of interest rate swaps that are currently providing a net interest income contribution. Over time, we expect the mortgage portfolio to be able to generate adequate profit margins to funding without the contribution of interest rate swaps as a larger percentage of higher yielding mortgages replace the existing amortizing portfolio. At June 30, 2005, our portfolio was significantly smaller totaling $4.5 billion due to our smaller capital base. Although we commenced operations on December 23, 2004 in connection with raising $378.8 million in proceeds from our initial private placement and subsequently raised $363.1 million of net proceeds from our initial public offering, which commenced on June 29, 2005 and closed on July 5, 2005, none of the proceeds from our initial public offering were available at June 30, 2005 for investments.

          In an effort to increase our overall earnings and to continue the diversification of our portfolio, we expect to increase our investment into alternative assets during the remainder of 2006. We closed a warehouse funding agreement with Wachovia Capital Markets, LLC, or the Facility, in March 2006 and as of June 30, 2006 had utilized $175.8 million of the Facility. We received $101.7 million related to alternative assets that we had previously funded with our own equity. Moving these existing assets into this facility provided additional capital that we redeployed into RMBS. We expect to utilize the full $300.0 million available to us under the Facility to fund future alternative investments that were previously funded with equity.

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

Net Interest Income

          The following table summarizes our interest income components:

	Three months ended June 30,		Six months ended June 30,

	2006	2005	2006	2005

	(In thousands)

RMBS	$103,431	$36,807	$193,593	$61,303
Amortization of purchase (premium) discount, net	(5,778)	(3,054)	(11,495)	(4,262)

Net RMBS	97,653	33,753	182,098	57,041

Loans (1)	13,012	3,611	24,343	4,016
ABS held in CDO	5,143	963	9,911	963
All other asset classes	1,192	471	2,304	617
Short-term investments	436	347	808	1,748

Total interest income	$117,436	$39,145	$219,464	$64,385

(1) Loans includes loans held for sale

          The increase in interest income by $78.3 million and $155.1 million for the three and six months ended June 30, 2006 compared to the three and six months ended June 30, 2005, was primarily attributable to the significant increase in our investment portfolio. At June 30, 2006 our RMBS and alternative asset portfolio was $7.8 billion and $895.4 million, respectively, as compared to $4.0 billion and $482.9 million, respectively, at June 30, 2005.

          The following table summarizes our interest expense:

	Three months ended June 30,		Six months ended June 30,

	2006	2005	2006	2005

	(In thousands)

Repurchase agreements	$94,799	$22,462	$170,512	$35,975
Designated hedging activity	(9,881)	3,562	(14,875)	6,191
Long-term debt	10,219	2,292	18,341	2,532
Amortization of debt issuance cost	856	50	1,036	50
Margin borrowing	304	—	388	—

Total interest expense	$96,297	$28,366	$175,402	$44,748

          The increase in interest expense of $67.9 million and $130.7 million for the three and six months ended June 30, 2006 compared to the three and six months ended June 30, 2005, was primarily a result of an increase in the outstanding debt as well as higher interest rates. The increase in outstanding repurchase agreements during this period was the result of having additional capital and leveraging that capital to increase our investment portfolio. Interest expense related to repurchase agreements increased $72.3 million and $134.5 million for the three and six months ended June 30, 2006 compared to the three and six months ended June 30, 2005. Interest expense related to long-term debt for the three and six months ended June 30, 2006 increased $7.9 million and $15.8 million compared to the same periods in 2005, respectively. Our repurchase agreements balance was $7.5 billion and $3.2 billion at June 30, 2006 and June 30, 2005, respectively. Additionally, we had $791.3 million of long-term debt outstanding at June 30, 2006 and $276.0 million for the same period in 2005, respectively. These increases in interest expense were partially offset by our designated hedging, which reduced interest expense by $13.4 million and $21.1 million for the three and six months ended June 30, 2006 compared to the same periods in 2005, respectively. We are currently in a net-receive position on substantially all of our interest rate swaps due to the increase in variable interest rates, which is the basis for our receipt of payments, above the fixed rate payments we are making on these interest rate swaps. Although to a lesser extent, the increase in short-term borrowing rates and overall rising interest rate environment, partially offset by our hedging activity, also contributed to increased interest expense since our funding sources are primarily tied to short-term interest rates or reset on a relatively short-term basis.

Expenses

          The following table summarizes our expenses for the periods presented:

	Three months ended June 30,		Six months ended June 30,

	2006	2005	2006	2005

	(In thousands)

Base management fee	$3,339	$1,685	$6,644	$3,359
Amortization related to restricted stock and options	276	1,293	661	2,245
Incentive fee	818	—	2,003	—

Total management and incentive fees	4,433	2,978	9,308	5,604

Audit and audit-related fees	222	163	443	189
Legal fees	117	44	181	45
Other professional fees	109	3	302	3

Total professional services	448	210	926	237

Insurance premiums	184	181	365	345

Board of directors fees	104	217	336	247
Banking and other administrative fees	174	77	281	102
Software and data feeds	68	54	154	54
Other general and administrative fees	110	74	177	80

Total general and administrative fees	456	422	948	483

Total expenses	$5,521	$3,791	$11,547	$6,669

          Our expenses increased $1.7 million and $4.9 million for the three and six months ended June 30, 2006 compared to the same periods in 2005, respectively. The increase in expenses for the three and six months ended June 30, 2006, was primarily attributable to an increase in total management and incentive fees of $1.5 million and $3.7 million compared to the same periods in 2005, respectively. The increase in management and incentive fees is primarily attributed to our increased equity and the impact of the use of our leverage, which increased our invested assets and provided increased net income, resulting in our Manager earning an incentive fee for the each of the periods presented in 2006 compared to zero in 2005. The overall growth of our operations and costs associated with becoming a publicly traded company were the primary drivers for the remaining increased expenses of $0.2 million and $1.2 million in all other expense line items for the three and six months ended June 30, 2006 compared to the same periods in 2005, respectively.

Other Income and Gain (Loss)

          The following table summarizes our other income and gain (loss) for the periods presented:

	Three months ended June 30,		Six months ended June 30,

	2006	2005	2006	2005

	(In thousands)

Net realized gain (loss) on sale of available-for-sale securities	$1,412	$(1,003)	$5,341	$(1,003)
Other-than-temporary impairment on available-for-sale securities	(197)	—	(2,034)	—

Net gain (loss) on available-for-sale securities	1,215	(1,003)	3,307	(1,003)

Net unrealized gain (loss) on trading securities	54	576	(1,759)	503

Net realized gain (loss) on loans	205	(410)	691	(252)
Net unrealized gain (loss) on loans	(377)	(342)	(331)	(634)

Net gain (loss) on loans	(172)	(752)	360	(886)

Net realized gain (loss) on undesignated interest rate swaps	1,852	2,238	1,009	2,238
Net realized gain (loss) on credit default swaps	507	119	897	158
Net unrealized gain (loss) on undesignated interest rate swaps	(891)	(1,072)	670	(1,048)
Net unrealized gain (loss) on credit default swaps	(79)	(267)	256	(206)

Net gain on derivatives	1,389	1,018	2,832	1,142

Dividend income	93	22	194	22

Total other income and gain (loss)	$2,579	$(139)	$4,934	$(222)

Total realized gain (loss)	$4,069	$966	$8,132	$1,163

Total unrealized gain (loss)	$(1,490)	$(1,105)	$(3,198)	$(1,385)

          For the three and six months ended June 30, 2006, our other income and gain (loss) increased by $2.7 million and $5.2 million as compared to the same periods in 2005. This increase is primarily a result of increases of $2.4 million and $6.3 million in net realized gains on sale of available-for sale securities for the three and six months ended June 30, 2006 compared to the same period in the prior year, respectively. This increase was partially offset by a $0.2 million and $2.0 million other-than-temporary impairment identified on two inverse interest-only strip securities for the three and six months ended June 30, 2006. Additionally, we experienced decreases related to trading securities totaling $0.5 million and $2.3 million for the three and six months ended June 30, 2006 compared to the same periods in 2005, respectively, on two inverse interest-only strip securities. The sources of the other-than-temporary impairment and decreases in trading securities are inverse interest-only securities, which have been purchased for duration management or yield enhancement to our RMBS portfolio, and have decreased in fair value as their cash flow moves inversely to the direction of LIBOR which has been primarily increasing through 2006.

Income Tax Expense

          We have elected and intend to continue our qualification as a REIT under the Internal Revenue Code, or the Code. Accordingly, we are largely exempt from federal or state income tax to the extent that we distribute all taxable income to our stockholders’ and meet certain REIT asset, income and ownership tests and record keeping requirements are fulfilled. We continue to make and hold most of our investments and conduct most of our other operations through our wholly owned limited liability company subsidiary. Even if we qualify for exemption from federal taxation as a REIT, we may be subject to some amount of federal, state and local taxes on our taxable income. Deerfield Triarc TRS Holdings, Inc., our domestic taxable REIT subsidiary, is taxed as a regular subchapter C corporation under the Code. Deerfield Triarc TRS Holdings, Inc. was formed to make, from time to time, certain investments that would not be REIT qualifying investments if made directly by us and to earn income that would not be REIT qualifying income if earned directly by us. For the three and six months ended June 30, 2006, Deerfield Triarc TRS Holdings, Inc. invested primarily in short-term bank loan and bond trading positions, which contributed to gross taxable income of $86,000 and $0.3 million less tax expense of $33,000 and $0.1 million, respectively. TRS Holdings, Inc. reported no taxable income or tax expense for the three and six months ended June 30, 2005.

          Market Square and Deerfield Triarc TRS (Bahamas) Ltd., or Deerfield Triarc Bahamas, are foreign taxable REIT subsidiaries. Market Square was formed to complete a securitization transaction structured as a secured financing and Deerfield Triarc Bahamas was formed for certain loan investments. Market Square is organized as an exempted company incorporated with limited liability under the laws of the Cayman Islands, and Deerfield Triarc Bahamas is organized as an international business company under the laws of the Commonwealth of the Bahamas. Both companies are generally exempt from federal and state income tax at the corporate entity level because they restrict their activities in the United States to trading in stock and securities for their own account. Therefore, despite their status as taxable REIT subsidiaries, they generally will not be subject to corporate income tax on their earnings; however, we will generally be required to include their current taxable income in our calculation of REIT taxable income.

Liquidity and Capital Resources

          We held cash and cash equivalents of $54.8 million at June 30, 2006.

          Our operating activities provided cash of $68.1 million for the six months ended June 30, 2006, primarily through the following net increases to cash:

•	Net income - $37.3 million

•	Net premium and discount amortization - $12.5 million

•	Proceeds from sale and principal payments of loans held for sale - $188.8 million

•	Other-than-temporary impairment of available-for-sale securities - $2.0 million

•	Loss on trading securities - $1.8 million

•	Share-based compensation - $1.0 million

•	Net derivative impact on operating activities - $0.6 million

•	Net change in operating assets and liabilities of $7.2 million

These net increases to cash were offset primarily by the following:

•	Purchase of loans held for sale - $177.4 million

•	Net realized gains on available for sale securities - $5.3 million

•	Net loss on loans held for sale - $0.4 million

          Our investing activities used cash of $844.1 million during the six months ended June 30, 2006 primarily from purchase of available-for-sale securities and loans totaling $2.1 billion, offset primarily by proceeds received on sale of available-for-sale securities of $438.2 million, proceeds from sales and principal payments on available-for-sale securities and loans totaled $764.7 million, and the $62.1 million of change in restricted cash and cash equivalents.

          Our financing activities provided cash of $795.3 million during the six months ended June 30, 2006, primarily from net borrowings under repurchase agreements and our revolving warehouse funding agreement of $658.3 million and $175.8 million, respectively, offset by payments of debt issuance costs totaling $1.4 million, payments for a derivative containing a financing element of $0.7 million and dividend payments of $36.7 million.

          During the second quarter of 2006, we began to utilize cash received on principal payments of our RMBS portfolio that was not used to purchase alternative assets to reduce our repurchase agreement balance. This measure was done in order to manage our liquidity and maintain our leverage at a level we believe is appropriate.

          Leverage

          At June 30, 2006, our GAAP leverage was 12.1 times equity, which was calculated by dividing our total debt (repurchase agreements and long-term debt) of $8.2 billion by total stockholders’ equity of $678.8 million, as reported in our GAAP financial statements. However, when we discuss leverage we are referring to our total debt of $8.2 billion less trust preferred debt of $51.6 million. We then divide this amount by our total stockholders equity of $678.8 million plus trust preferred debt of $51.6 million. We believe that this is a reasonable measure for leverage and we utilize this amount for managing our business. Using this methodology our overall leverage increased to 11.2 times adjusted equity at June 30, 2006 compared with 10.1 and 9.8 at March 31, 2006 and December 31, 2005, respectively. This increased leverage at June 30, 2006 is primarily driven by a $175.8 million increase in long-term debt during the second quarter of 2006 through the use our revolving warehouse facility. Another significant contributing factor is the net decline of $28.9 million and $38.4 million in other comprehensive loss, due to a $62.8 million and $119.1 million decline in value of our available-for-sale securities, which primarily consist of our RMBS, offset by a $33.9 million and $80.8 million increase in value of our designated hedges for the three and six months ended June 30, 2006, respectively. The decrease in the fair value of our RMBS portfolio is primarily a result of the increasing interest rate environment. This is largely a result of the rates on our RMBS portfolio being below current prevailing interest rates for hybrid adjustable rate loans which were at lower fixed interest rates at time of purchase and have not yet experienced a reset in rates.

          Sources of Funds

          In addition to our December 2004 initial private offering, and June 2005 initial public offering, our primary source of funding has consisted of net proceeds from repurchase agreements. Additionally, we have generated proceeds through long-term debt of Market Square and Pinetree, the issuance of trust preferred debt securities, and more recently, closed a $300.0 million alternative asset revolving warehouse funding facility with Wachovia Capital Markets, LLC.

          The following is a summary of our borrowings at June 30, 2006:

		Term		Trust
	Repurchase	Financing	Wachovia	Preferred
	Agreements	CDOs	Facility	Securities	Total

Outstanding balance	$7,452,188	$564,000	$175,785	$51,550	$8,243,523
Weighted average borrowing rate	5.19%	5.56%	6.09%	8.65%	5.26%
Weighted-average remaining maturity (in years)	0.08	25.36	2.70	29.35	2.05
Fair value of collateral (including accrued interest)	$7,532,083	$613,706	$247,876	n/a	n/m

n/m – not meaningful
n/a – not applicable

          For the six months ended June 30, 2006, net proceeds from repurchase agreements totaling $7.5 billion, with a weighted-average current borrowing rate of 5.19%, were primarily used to finance the acquisition of mortgage-related assets. We expect to continue to borrow funds in the form of repurchase agreements. As of June 30, 2006, we had established 17 borrowing arrangements with various investment banking firms and other lenders, 11 of which we had an outstanding repurchase agreement balance as of June 30, 2006. Increases in short-term interest rates could negatively impact the valuation of our mortgage-related assets, which could limit our borrowing ability or cause our lenders to initiate margin calls. Amounts due upon maturity of our repurchase agreements will be funded primarily through the rollover/reissuance of repurchase agreements and monthly principal and interest payments received on our mortgage-backed securities.

          On March 10, 2006, we entered into a $300 million revolving warehouse funding agreement with Wachovia Capital Markets, LLC, or the Facility. Financing under the Facility is secured by assets ranging from large syndicated bank loans to subordinated notes and preferred stock. Advance rates under the Facility vary by asset type. The Facility is available to two bankruptcy remote special purpose vehicles (DWFC, LLC and Deerfield Triarc TRS (Bahamas) Ltd) and debt holders have recourse only to the assets of these entities. We expect to pursue term funding of these assets via securitization in a CLO structure at some point in the future. At June 30, 2006 we had $175.8 million outstanding related to the Facility. The Facility has provided additional leverage for our loan portfolio that was previously being funded with equity.

The following table presents certain information regarding the amount at risk related to our repurchase agreements as of June 30, 2006:

	Amount	Weighted-Average
	at	Remaining
	Risk (1)	Maturity

Repurchase Agreement Counterparties:	(In thousands)	(In days)

Bear, Stearns & Co. Inc.	$2,761	24
Barclays Bank Plc.	(962)	34
Citigroup, Inc.	(8,608)	9
Countrywide Securities Corp.	12,947	34
Credit Suisse LLC	22,206	33
JPMorgan Chase and Co.	(6,066)	22
Lehman Brothers Inc.	3,331	14
Merrill Lynch & Co., Inc.	28,319	27
Mitsubishi Securities (USA), Inc.	11,826	13
Nomura Securities International	(2,831)	33
UBS Securities LLC	16,972	47

Total	$79,895

(1)	Equal to the fair value of securities pledged, and related accrued interest receivable, minus repurchase agreement liabilities, and related accrued interest payable.

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

Declaration	Record	Payment	Per Share	Dividend
Date	Date	Date	Dividend	Payment

04/24/06	05/04/06	05/26/06	$0.36	$18,597
07/25/06	08/04/06	08/28/06	0.38	19,646

		Total	$0.74	$38,243

          We intend to make regular quarterly distributions of all or substantially all of our REIT taxable income to holders of our common stock. We expect to declare dividends on a quarterly basis and typically on a one-month lag, except for the fourth quarter of the year, which we expect to declare in December in order to avoid additional excise tax. In order to avoid corporate-level income tax on our income, we are required to distribute 100% of our REIT taxable income and short-term capital gains on an annual basis. This requirement can impact our liquidity and capital resources. The following summarizes our dividends during 2006:

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

          Based on our current portfolio, leverage rate and available borrowing arrangements, we believe that the net proceeds of our December 2004 private offering and June 2005 initial public offering combined with the cash flow from operations and the utilization of borrowings, will be sufficient to enable us to meet anticipated short-term (one year or less) liquidity requirements such as to fund our investment activities, pay fees under our management agreement, fund our distributions to stockholders and for general corporate expenses. However, an increase in prepayment rates or decreases in the fair value of our RMBS substantially different from our expectations could cause a temporary liquidity shortfall due to the timing of the necessary margin calls on the financing arrangements and the actual receipt of the cash related to principal paydowns. Our leverage ratio would increase above our target threshold and could eventually lead to our cash resources becoming insufficient to satisfy our liquidity requirements. If such a situation would arise, we may have to sell some of our investment securities. If required, the sale of MBS at prices lower than their carrying value would result in losses and reduced income. A sale of a portion of our MBS portfolio could also call into question our intent and ability to hold the remaining securities until their values recover, requiring us to recognize unrealized losses. As explained more fully below, we have additional capacity to leverage our equity further should the need for additional short term (one year or less) liquidity arise.

          Our ability to meet our long-term (greater than one year) liquidity and capital resource requirements will be subject to renewing or replacing our debt financing. We may increase our capital resources by consummating public offerings of securities, possibly including classes of preferred stock, common stock, commercial paper, medium-term notes, CDOs, CLOs, collateralized mortgage obligations and senior or subordinated notes. Such financing will depend on market conditions for capital raises and for the investment of any proceeds. If we are unable to renew, replace or expand our sources of financing on substantially similar terms, it may have an adverse effect on our business and results of operations. In the unlikely event of liquidation, holders of our debt securities and shares of preferred stock and lenders with respect to other borrowings will receive a distribution of our available assets prior to the holders of our common stock.

          Recent Developments

          On August 2, 2006, we closed an offering of $25.0 million of trust preferred securities, which were placed in a private placement transaction exempted from registration under the Securities Act of 1933, as amended. This is the initial tranche of an aggregate offering of up to $70 million of trust preferred securities, the remaining portion of which may be drawn in up to two additional tranches, by October 31, 2006. The interest rate will float at a rate of three-month Libor plus 2.25%, resetting quarterly. The trust preferred securities mature on October 31, 2036 and may be called at par by us any time after October 30, 2011. The trust preferred securities benefit from our guarantee of the notes issued to the trust, which have corresponding obligations with respect to distributions and amounts payable upon liquidation, redemption or repayment of the trust preferred securities. Each additional tranche will have the same interest rate, maturity, guarantee and other terms as the initial tranche; will be issued by a separate trust established by us; and must be at least $15.0 million of principal amount. The purchaser’s obligation to purchase the additional tranche(s) is subject to a customary material adverse event condition.

          As of August 9, 2006, we entered into additional interest rate swaps, which increased the notional value by $863.0 million compared to the balance at June 30, 2006. This decreased our net portfolio duration, which is the difference between the duration of the RMBS portfolio and the duration of repurchase agreements, adjusted for the effects of our interest rate swap portfolio, to 0.4 years at August 9, 2006, compared to 1.0 years at June 30, 2006. In order to fully assess the possible impact of a change in interest rates on the RMBS portfolio, the reader should consider not only the duration, but also the portfolio’s leverage (see discussion of leverage on page 37).

Estimated REIT Taxable Income

          Estimated REIT taxable income, which is a non-GAAP financial measure, is calculated according to the requirements of the Internal Revenue Code, rather than GAAP. The following table reconciles GAAP net income to estimated REIT taxable income for the six months ended June 30, 2006:

Six months ended June 30, 2006

(In thousands)

GAAP net income	$37,327

Adjustments to GAAP net income:
Amortization/accretion of security premium (discount)	1,777
Amortization of terminated swaps	356
Amortization of financing element in Pinetree swap	(117)
Hedge ineffectiveness	(376)
Stock and options grant	661
Organization costs	(4)
Non-allowable deduction for meals and entertainment	63
Security basis difference recognized upon sale	(565)
Impairment of available-for sale securities not recognized for tax purposes	2,034
Unrealized gain (loss)	1,337
Gain on intercompany sale eliminated for GAAP	228
Exclusion of Deerfield Triarc TRS Holdings, LLC net income	195

Net adjustments to GAAP net income	5,589

Estimated REIT taxable income	$42,916

          The “Amortization/accretion of security premium (discount)” line above includes a difference for accretion of original issue discount, or OID on interest-only, or IO, securities. The tax accretion calculations of OID on IO securities are dependent on factors provided by administrators of the underlying mortgage pools. These factors are influenced by actual versus planned prepayment activity and net interest spread on the underlying mortgage pools, and as a result, recognition of tax OID accretion income is subject to change. We therefore believe that the OID contribution to our estimated taxable income as of June 30, 2006 is not necessarily indicative of what our final taxable income will be for the year. OID accretes to the tax basis of the IO securities, thus upon sale of such a security, the tax cost basis will typically be higher than the book basis resulting in a smaller tax gain.

          We believe that the presentation of our estimated REIT taxable income is useful to investors because it demonstrates the estimated minimum amount of distributions we must make in order to avoid corporate level income tax. However, beyond our intent to distribute to our stockholders at least 90% of our REIT taxable income on an annual basis in order to maintain our REIT qualification, we cannot guarantee that the amount of distributions we make will necessarily correlate to our estimated REIT taxable income. Rather, we expect to also consider our cash flow and what we believe to be an appropriate and competitive dividend yield relative to other diversified financial companies and mortgage REITs. Estimated REIT taxable income will not necessarily bear any close relation to cash flow. Accordingly, we do not consider estimated REIT taxable income to be a reliable measure of our liquidity although the related distribution requirement can impact our liquidity and capital resources. Moreover, there are limitations associated with estimated REIT taxable income as a measure of our financial performance over any period, and our presentation of estimated REIT taxable income may not be comparable to similarly titled measures of other companies, who may use different calculations. As a result, estimated REIT taxable income should not be considered as a substitute for our GAAP net income as a measure of our financial performance.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

          As of June 30, 2006, the primary component of our market risk was interest rate risk, as described below. While we do not seek to avoid risk completely, we believe that a significant portion of the risk can be quantified from historical experience. We seek to actively manage interest rate risk, and regularly assess whether earnings in the portfolio include appropriate compensation for the inherent market risks to which it is exposed. In light of these risks, we regularly consider our capital levels and believe that our capital is sufficient.

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

Effect on Net Interest Income

          We fund our investments in RMBS with short-term borrowings under repurchase agreements. During periods of rising interest rates, short-term borrowing costs tend to increase while the income earned on hybrid adjustable-rate (during the fixed-rate component of such securities) and fixed-rate RMBS may remain substantially unchanged. This results in a narrowing of the net interest spread between the related assets and borrowings and may even result in losses.

          In order to mitigate our interest rate exposure, we have entered into 206 designated interest rate swap hedging transactions as of June 30, 2006. The following table summarizes the expiration dates of these contracts and their notional amounts:

Expiration Date	Notional Amount

(In thousands)
2006	$83,000
2007	575,400
2008	3,335,150
2009	313,000
2010	884,200
2011	170,000
2015	238,700
2016	75,000

Total	$5,674,450

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

Prepayment Risk

          Prepayments are the full or partial repayment of principal prior to contractual due dates of a mortgage loan and often occur due to refinancing activity. Prepayment rates for existing RMBS generally increase when prevailing interest rates fall below the market rate existing when the underlying mortgages were originated. In addition, prepayment rates on adjustable-rate and hybrid adjustable-rate RMBS generally increase when the spread between long-term and short-term interest rates declines or becomes negative. Prepayments of RMBS could impact our results of operations in several ways. Some adjustable-rate mortgages underlying our adjustable-rate RMBS may bear initial teaser interest rates that are lower than their fully-indexed rates, which refers to the applicable index rates plus a margin. In the event that such an adjustable-rate mortgage is prepaid prior to or soon after the time of adjustment to a fully-indexed rate, the holder of the related residential mortgage-backed security would have held such security while it was less profitable and lost the opportunity to receive interest at the fully-indexed rate over the expected life of the adjustable-rate residential mortgage-backed security. Although we currently do not own any adjustable-rate RMBS with teaser rates, we may obtain some in the future which would expose us to this prepayment risk. Additionally, we currently own RMBS that were purchased at a premium. The prepayment of such RMBS at a rate faster than anticipated would result in a write-off of any remaining capitalized premium amount and a corresponding reduction of our net interest income by such amount. Finally, in the event that we are unable to acquire new RMBS or are forced to acquire RMBS with lower coupon rates due to prevailing market conditions to replace the prepaid RMBS, our financial condition, cash flow and results of operations could be negatively impacted.

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

          The following sensitivity analysis table shows the impact on the estimated fair value of our RMBS interest rate-sensitive investments (including available-for-sale investments of $8.1 billion and trading investments of $2.0 million), repurchase agreement liabilities, and interest rate swaps at June 30, 2006, assuming rates instantaneously fall 100 basis points and rise 100 basis points:

	Interest Rates Fall 100 Basis Points	Unchanged	Interest Rates Rise 100 Basis Points

		(In thousands)

RMBS
Fair value(1)	$7,981,585	$7,785,360	$7,554,348
Change in fair value	$196,225		$(231,012)
Change as a percent of fair value	2.52%		-2.97%
Designated and Undesignated Interest Rate Swaps
Fair value	$12,827	$142,490	$267,228
Change in fair value	$(129,663)		$124,738
Change as a percent of fair value	n/m		n/m
Net Portfolio Impact	$66,562		$(106,274)

(1)	Includes RMBS classified as available-for-sale and trading.

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

          At June 30, 2006, substantially all investments in our alternative investments portfolio (non-RMBS) are instruments with variable interest rates that are indexed to LIBOR. Because the variable rates on these instruments are short term in nature, we are not exposed to material changes in fair value as a result of changes in interest rates.

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

PART II. OTHER INFORMATION

ITEM 1A. Risk Factors

          As of June 30, 2006, there have been no material changes in the risk factors of the Company as previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

ITEM 4. Submission of Matters to a Vote of Security Holders

          The Annual Meeting of Stockholders of Deerfield Triarc Capital Corp. was held on May 23, 2006. The matters voted upon at the meeting and the votes cast with respect to such matters are as follows:

Election of Directors

Nominee	Votes For	Votes Withheld

Gregory H. Sachs	43,370,514	183,731
Howard Rubin	43,610,255	943,990

Ratification of Deloitte & Touche LLP as certified independent accountants for the fiscal year ended December 31, 2006

Votes For	Votes Against	Abstentions	Broker Non-Votes

42,574,609	966,422	13,214	—

ITEM 6. Exhibits

(b) Documents filed as part of this Report:

No.		Description

3.1	—	Articles of Amendment and Restatement of Deerfield Triarc Capital Corp.*
3.2	—	Bylaws of Deerfield Triarc Capital Corp.*
4.1	—	Form of Certificate for Common Stock for Deerfield Triarc Capital Corp.*
4.2	—	Junior Subordinated Indenture between Deerfield Triarc Capital LLC and JPMorgan Chase Bank, National Association, as trustee, dated September 29, 2005.**
4.3	—

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

DEERFIELD TRIARC CAPITAL CORP.
(Registrant)

Date: August 14, 2006	By: /S/ JONATHAN W. TRUTTER

Jonathan W. Trutter, Chief Executive Officer
(On behalf of the Company)
Date: August 14, 2006	By: /S/ RICHARD G. SMITH

Richard G. Smith, Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)