Form 10-Q
period 2006-09-30
Deerfield Triarc Capital Corp
filed 2006-11-14
CIK 1313918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

There were 51,708,181 shares of the registrant’s Common Stock outstanding as of November 10, 2006.

DEERFIELD TRIARC CAPITAL CORP.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED September 30, 2006
INDEX

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

          The statements in this Report on Form 10-Q that are not historical facts, including most importantly information concerning possible or assumed future results of operations of the Company and statements preceded by, followed by, or that include the words “may,” “believes,” “plans,” “expects,” “anticipates” or the negation thereof, or similar expressions, constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). All statements that address operating performance, events or developments that are expected or anticipated to occur in the future, including statements related to revenue growth, earnings per share growth or statements expressing general optimism about future operating results, are forward-looking statements under the Reform Act. These forward-looking statements are based on our current expectations, speak only as of the date of this Report on Form 10-Q and are susceptible to a number of risks, uncertainties and other factors. Our actual results, performance and achievements may differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

          For those statements, we claim the protection of the safe harbor for forward-looking statements in the Reform Act. Many important factors could affect our future results and could cause them to differ materially from those expressed in the forward-looking statements contained herein. Such factors include higher than expected prepayment rates on the mortgages underlying our mortgage securities holdings; our inability to obtain favorable interest rates or margin terms on the financing that we need to leverage our mortgage securities and other positions; increased rates of default on our loan portfolio (which risk rises as the portfolio seasons), and decreased recovery rates on defaulted loans; flattening or inversion of the yield curve (short term interest rates increasing at greater rate than longer term rates), reducing our net interest income on our financed mortgage securities positions; our inability adequately to hedge our holdings sensitive to changes in interest rates; narrowing of credit spreads, thus decreasing our net interest income on future credit investments (such as bank loans); changes in REIT qualification requirements, making it difficult for us to conduct our investment strategy; lack of availability of qualifying real estate-related investments; disruption in the services we receive from our Manager, such as loss of key portfolio management personnel; our inability to continue to issue collateralized debt obligation vehicles (which can provide us with attractive financing for debt securities investments); adverse changes in accounting principles, tax law, or legal/regulatory requirements; competition with other REITs for the investments with limited supply; changes in the general economy or debt markets in which we invest; and other risks and uncertainties disclosed from time to time in our filings with the Securities and Exchange Commission, all of which are difficult or impossible to predict accurately and many of which are beyond our control.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DEERFIELD TRIARC CAPITAL CORP. AND ITS SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share amounts)

	September 30, 2006	December 31, 2005

ASSETS
Cash and cash equivalents	$96,665	$35,542
Due from broker	25,723	191,845
Restricted cash and cash equivalents	26,669	85,311
Available-for-sale securities, including $7,481,285 and $6,847,723 pledged—at fair value	8,449,538	7,285,052
Trading securities—at fair value	23,391	4,738
Other investments	11,168	12,303
Derivative assets	74,377	69,406
Loans held for sale	282,482	294,063
Loans	339,447	158,111
Interest receivable	55,006	40,648
Other receivable	20,789	16,976
Prepaid and other assets	11,405	9,817

TOTAL ASSETS	$9,416,660	$8,203,812

LIABILITIES
Repurchase agreements, including $40,314 and $26,788 of accrued interest	$7,374,379	$6,768,396
Due to broker	411,634	77,327
Dividends payable	—	18,081
Derivative liabilities	25,355	6,053
Interest payable	24,012	18,262
Long-term debt	863,279	615,550
Management and incentive fee payable	3,532	2,453
Other payables	1,945	487

TOTAL LIABILITIES	8,704,136	7,506,609

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001:
100,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $0.001:
500,000,000 shares authorized; 51,708,181 and 51,659,701 shares issued and outstanding (including 269,232 restricted shares)	51	51
Additional paid-in capital	747,238	747,919
Deferred equity compensation	—	(2,397)
Accumulated other comprehensive loss	(49,746)	(44,703)
Retained earnings (deficit)	14,981	(3,667)

TOTAL STOCKHOLDERS’ EQUITY	712,524	697,203

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,416,660	$8,203,812

See notes to condensed consolidated financial statements.

DEERFIELD TRIARC CAPITAL CORP. AND ITS SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,

	2006	2005	2006	2005

REVENUES
Net interest income:
Interest income	$117,548	$74,554	$337,012	$138,939
Interest expense	97,839	55,839	273,241	100,587

Net interest income	19,709	18,715	63,771	38,352

EXPENSES
Management and incentive fee expense to related party	5,031	3,931	14,339	9,535
Professional services	588	314	1,514	551
Insurance expense	186	167	551	512
Other general and administrative expenses	378	558	1,326	1,041

Total expenses	6,183	4,970	17,730	11,639

OTHER INCOME AND GAIN (LOSS)
Net gain (loss) on available-for-sale securities	1,780	174	5,087	(829)
Net gain (loss) on trading securities	3,042	(1,914)	1,283	(1,411)
Net gain (loss) on loans	495	454	855	(432)
Net gain on derivatives	392	1,487	3,224	2,629
Dividend income and other net gain	610	223	804	245

Net other income and gain (loss)	6,319	424	11,253	202

Income before income tax expense	19,845	14,169	57,294	26,915
Income tax expense	282	88	404	88

NET INCOME	$19,563	$14,081	$56,890	$26,827

NET INCOME PER SHARE—Basic	$0.38	$0.27	$1.11	$0.76

NET INCOME PER SHARE—Diluted	$0.38	$0.27	$1.10	$0.76

WEIGHTED-AVERAGE NUMBER OF SHARES OUTSTANDING - Basic	51,430,136	51,255,854	51,406,276	35,213,888

WEIGHTED-AVERAGE NUMBER OF SHARES OUTSTANDING - Diluted	51,615,604	51,405,806	51,560,210	35,315,932

See notes to condensed consolidated financial statements.

DEERFIELD TRIARC CAPITAL CORP. AND ITS SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(In thousands)

	Common Stock		Additional Paid-in Capital	Deferred Equity Compensation	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Total	Comprehensive Income

	Shares	Par Value

Balance - January 1, 2006	51,660	$51	$747,919	$(2,397)	$(44,703)	$(3,667)	$697,203

Net income						56,890	56,890	$56,890
Available-for-sale securities - fair value adjustment net of reclassification adjustments					3,906		3,906	3,906
Designated derivatives - fair value adjustment net of reclassification adjustments					(8,949)		(8,949)	(8,949)

Comprehensive income								$51,847

Reclassification of deferred equity to additional paid-in capital			(2,397)	2,397			—
Dividends declared						(38,242)	(38,242)
Reversal of offering costs			48				48
Share-based compensation	48		1,668				1,668

Balance - September 30, 2006	51,708	$51	$747,238	$—	$(49,746)	$14,981	$712,524

See notes to condensed consolidated financial statements.

DEERFIELD TRIARC CAPITAL CORP. AND ITS SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine months ended September 30,

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$56,890	$26,827
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net amortization on investments, loans, and debt issuance	20,171	10,250
Share-based compensation	1,467	3,102
Gain on undesignated derivatives	(292)	(601)
Hedge ineffectiveness	742	(97)
Net purchases of trading securities	(19,235)	(9,402)
Net (gain) loss from trading securities	(1,283)	1,411
Other-than-temporary impairment on securities available-for-sale	2,034	—
Unrealized loss from other investments	361	—
Sales and principal payments of loans held for sale	244,874	129,816
Purchases of loans held for sale	(250,951)	(404,890)
Net (gain) loss on loans held for sale	(197)	337
Net realized (gain) loss on securities available-for-sale	(7,121)	829
Net realized gain on derivatives	(4,266)	(1,767)
Net payments received (paid) on undesignated derivatives	6,201	(568)
Net payments paid on terminated designated derivatives	(2,147)	—
Changes in operating assets and liabilities:
Interest receivable	(17,065)	(37,672)
Other receivable	(1,982)	(628)
Prepaid and other assets	(1,007)	(280)
Accrued interest on repurchase agreements	13,526	20,572
Due to broker	5,473	8,991
Interest payable	10,350	15,712
Management and incentive fee payable	1,280	945
Other payables	588	315

Net cash provided by (used in) operating activities	58,411	(236,798)

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted cash and cash equivalents	58,642	(29,724)
Purchase of available-for-sale securities	(2,611,908)	(8,354,710)
Proceeds from the sale of available-for-sale securities	832,494	1,280,214
Purchase of held-to-maturity securities	—	(34,719)
Principal payments received on available-for-sale securities	1,130,808	542,939
Proceeds from the maturity of held-to-maturity securities	—	134,990
Origination or purchase of loans	(254,349)	(74,325)
Proceeds from sale of loans	33,125	—
Principal payments received on loans	44,841	46
Purchase of other investments	(1,482)	(1,550)

Net cash used in investing activities	(767,829)	(6,536,839)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under repurchase agreements	580,290	5,899,835
Proceeds from revolving warehouse funding agreement	222,050	—
Proceeds from issuance of long-term debt	25,774	327,550
Payments made on long-term debt	(95)	—
Payment of debt issuance costs	(1,698)	(5,539)
Proceeds from designated derivative containing a financing element	544	—
Dividends paid	(56,324)	(15,718)
Issuance of common stock	—	365,783
Payment of offering costs	—	(3,657)

Net cash provided by financing activities	770,541	6,568,254

Net increase (decrease) in cash and cash equivalents	61,123	(205,383)
Cash and cash equivalents at beginning of period	35,542	268,686

Cash and cash equivalents at end of period	$96,665	$63,303

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$311,582	$69,380
Cash paid for income tax	$162	$—
Net change in unrealized gain on available-for-sale securities	$(1,872)	$82,360
Net change in unrealized loss on derivatives	$8,356	$(48,014)
Unsettled available-for-sale securities purchases - due to broker	$366,483	$238,131
Unsettled available-for-sale securities purchases - due from broker	$—	$80,204
Unpaid offering costs	$(48)	$250
Non-cash settlement of interest expense added to principal balance of bank loans	$2,706	$—
Non-cash settlement of interest expense from derivatives	$5,143	$3,818
Principal payments receivable on available-for-sale securities	$18,733	$19,917
Issuance of stock for payment of prior year incentive fee	$201	$—

See notes to condensed consolidated financial statements.

DEERFIELD TRIARC CAPITAL CORP. AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. ORGANIZATION AND BASIS OF PRESENTATION

          Deerfield Triarc Capital Corp. and its subsidiaries (the “Company”) is a diversified financial company that invests in real estate related assets, primarily mortgage-backed securities, as well as alternative investments. Deerfield Triarc Capital Corp. was incorporated in Maryland on November 22, 2004. The Company commenced operations on December 23, 2004.

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

          On September 29, 2005 and August 2, 2006, the Company formed Deerfield Triarc Capital Trust I (“Trust I”) and Deerfield Capital Trust II, (“Trust II”), respectively. Both Trust I and Trust II are unconsolidated VIEs that were formed in connection with trust preferred securities transactions.

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

          In May 2005, the Company entered into warehouse, master repurchase and pledge agreements (“UBS agreements”) with an affiliate of UBS providing that UBS would fund the purchase of asset-backed securities (“ABS”) by Pinetree during the warehouse period. Upon review of the transaction, the Company determined that Pinetree was a VIE under FIN 46R and that the Company was the primary beneficiary. On November 30, 2005, the UBS agreements were terminated and the warehouse funding was replaced with the issuance of long-term debt and equity securities by Pinetree. See Note 8 for a discussion of the long-term debt. The Company owns 100% of the equity securities, ordinary shares, and $12.0 million of preference shares, issued by Pinetree and is deemed to be the primary beneficiary.

          Trust Preferred Securities

          In September 2005 and August 2006, the Company formed Trust I and Trust II (collectively the “Trusts”), respectively. The Trusts were formed for the sole purpose of issuing and selling trust preferred securities. In accordance with FIN 46R, the Trusts are not consolidated into the Company’s condensed consolidated financial statements because the Company is not deemed the primary beneficiary of the Trusts. The Company owns 100% of the common shares of the Trusts ($1.6 million in Trust I and $0.8 million in Trust II). Trust I and Trust II issued $50.0 million and $25.0 million, respectively, of preferred shares to unaffiliated investors. The rights of holders of common shares of the Trusts are subordinate to the rights of the holders of preferred shares only in the event of a default; otherwise the common shareholders’ economic and voting rights are pari passu with the preferred shareholders. The Company’s $2.4 million investment in the Trusts’ common shares, which represents the Company’s maximum exposure to loss, is recorded as other investments at cost with dividend income recognized upon declaration by the Trusts.

          In connection with the issuance and sale of the trust preferred securities, DTC LLC issued junior subordinated debt securities to Trust I and Trust II of $51.6 million and $25.8 million, respectively, which are guaranteed by Deerfield Triarc Capital Corp. The junior subordinated debt securities are recorded as long-term debt and debt issuance costs are deferred in prepaid and other assets in the condensed consolidated balance sheet. Interest expense on the debt securities and amortization of debt issuance costs are recorded in the condensed consolidated statements of operations.

          On August 2, 2006, the Company entered into a letter agreement with Taberna Securities, LLC (“TS”) and Bear, Stearns & Co. Inc. providing for the issuance and sale of up to an additional $45.0 million in aggregate amount of trust preferred securities (the “Additional Trust Preferred Securities”) to be issued by a subsidiary of DTC LLC other than Trust II. (See Note 16 for a discussion of the subsequent issuance of trust preferred securities) The Company may require TS to cause the purchase of the Additional Trust Preferred Securities prior to October 31, 2006 in no more than two separate transactions of at least $15.0 million in principal amount each. TS’s obligation to purchase the Additional Trust Preferred Securities is subject to a customary material adverse event condition. The Additional Trust Preferred Securities will have the same interest rate, maturity, guarantee and other terms as Trust II’s terms. The Company is not obligated to cause the issuance of the Additional Trust Preferred Securities.

          See Notes 8 and 16 for further discussion of the trust preferred securities and junior subordinated debt securities.

          Reclassifications

          Certain amounts in the condensed consolidated financial statements and notes as of December 31, 2005 and for the three and nine months ended September 30, 2005 have been reclassified to conform to the presentation as of and for the three and nine months ended September 30, 2006.

2. ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS

          Accounting Policies

          The Company’s accounting policies are included in the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005; such policies have not significantly changed during 2006.

          Recent Accounting Pronouncements

          In accordance with the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) (“123R”), the Company eliminated the deferred equity compensation balance of $2.4 million at January 1, 2006 through an offsetting reduction to additional paid-in capital. This reclassification had no impact on the Company’s total stockholders’ equity.

          In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments. SFAS No. 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which addresses the application of SFAS No. 133 to beneficial interests in securitized financial assets. SFAS No. 155 establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. Additionally, SFAS No. 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS No. 155 is effective for financial instruments acquired or issued after January 1, 2007. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

          In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 will be effective for the Company beginning in 2007. The adoption of FIN 48 is not expected to have a material impact on the Company’s consolidated financial statements.

          In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 clarifies SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged. The adoption of SAB 108 is not expected to have a material impact on the Company’s consolidated financial statements.

          In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for the Company as of January 1, 2008. The Company is currently evaluating the impact of adopting this standard.

3. AVAILABLE-FOR-SALE SECURITIES

          The following table summarizes the Company’s investment securities classified as available-for-sale as of September 30, 2006, which are carried at fair value:

Security Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

	(In thousands)

Residential mortgage-backed securities	$8,232,051	$4,277	$(115,997)	$8,120,331
Asset-backed securities	295,313	2,879	(1,421)	296,771
High-yield corporate bonds	27,975	402	(977)	27,400
Common and preferred equities	2,250	—	(191)	2,059
Other investments	2,947	30	—	2,977

Total	$8,560,536	$7,588	$(118,586)	$8,449,538

          The following table summarizes the Company’s debt securities classified as available-for-sale as of September 30, 2006, according to their weighted average life:

Weighted Average Life	Amortized Cost	Estimated Fair Value	Weighted Average Coupon

	(In thousands)

Less than one year	$17,805	$17,800	7.24%
Greater than one year and less than five years	5,979,293	5,898,274	5.09%
Greater than five years and less than ten years	2,246,279	2,231,867	5.61%
Greater than ten years	314,909	299,538	5.70%

Total	$8,558,286	$8,447,479	5.25%

          The weighted average lives of available-for-sale debt securities at September 30, 2006 in the table above are based upon contractual maturity for the high-yield corporate bonds and other investments, while the weighted average lives for mortgage-backed securities and asset-backed securities are estimated based on data provided through subscription-based financial information services. The weighted average life for residential mortgage-backed securities and asset-backed securities is based on a prepayment model that considers current yield, forward yield, slope of the yield curve, mortgage rates, contractual rate of the outstanding loans, loan age, margin and volatility. For purposes of this disclosure, weighted average life represents the average number of years for which each dollar of unpaid principal remains outstanding. Weighted average life estimates how many years it will take to receive half of the outstanding principal.

          Actual lives of mortgage-backed securities are generally shorter than stated contractual maturities. Actual lives of the Company’s mortgage-backed securities are affected by the contractual maturities of the underlying mortgages, periodic payments of principal, and prepayments of principal.

          At September 30, 2006, available-for-sale securities include unsettled security purchases totaling $366.5 million.

          The following table shows the fair value and gross unrealized losses of available-for-sale securities in which amortized cost exceeds fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2006:

	Less than 12 Months			More than 12 Months			Total

	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses

	(Dollars in thousands)

Residential mortgage-backed securities	40	$1,262,486	$(6,759)	246	$5,874,573	$(109,238)	286	$7,137,059	$(115,997)
Asset-backed securities	30	52,957	(644)	35	62,991	(777)	65	115,948	(1,421)
High-yield corporate bonds	3	6,295	(654)	1	3,177	(323)	4	9,472	(977)
Common and preferred equities	1	2,059	(191)	—	—	—	1	2,059	(191)

Total temporarily impaired securities	74	$1,323,797	$(8,248)	282	$5,940,741	$(110,338)	356	$7,264,538	$(118,586)

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

          During the nine months ended September 30, 2006, the Company recognized a $2.0 million other-than-temporary impairment related to two inverse interest-only securities. These inverse interest-only securities’ cash flows decrease as the London interbank offered rate (“LIBOR”) increases. The Company used updated cash flow projections from a third party to determine the amount of the impairment. As a result of the impairment charge, the cost basis of these securities was written down to the current fair value, and the unrealized loss transferred from accumulated other comprehensive loss as an immediate reduction of earnings, recognized as a reduction to net gain (loss) on available-for-sale securities of $2.0 million for the nine months ended September 30, 2006 in the condensed consolidated statements of operations. For the three months ended September 30, 2006 and in 2005, the Company did not recognize any other-than-temporary impairment.

          The Company’s available-for-sale securities primarily consist of residential mortgage-backed securities, which are all agency or AAA-rated in quality. In addition, at September 30, 2006, none of the available-for-sale securities held had been downgraded by the two major credit rating agencies since their purchase. The residential mortgage-backed securities are of high credit rating and the Company intends and has the ability to hold these securities until the fair value of the securities is recovered, which may be maturity if necessary. As such, the Company does not believe any securities held, other than the two securities discussed above, were other-than-temporarily impaired at September 30, 2006.

4. TRADING SECURITIES

          The Company holds trading securities as of September 30, 2006, carried at fair value of $23.4 million. Net gains of $3.0 million and $1.3 million on trading securities were recognized in the condensed consolidated statements of operations for the three and nine months ended September 30, 2006, respectively, due to increases in fair values of these securities.

5. OTHER INVESTMENTS

          Cost Investments

          The Company holds certain other investments as of September 30, 2006, carried at cost of $8.6 million. These positions consist of equity securities in the Trusts of $2.4 million (see Note 8) and $6.2 million in other common and preferred equities that are not traded in an active market.

          Equity Method Investments

          The Company holds one equity method investment as of September 30, 2006, initially recorded at cost of $3.0 million and adjusted to $2.6 million to recognize the Company’s 13% share of losses by the investee, Hometown Commercial Capital LLC (“HCC”) through June 30, 2006. The Company expects to receive financial information on HCC on a quarterly basis, with a one-quarter lag. The adjustment to the Company’s carrying value is recorded in the condensed consolidated financial statements as dividend income and other net gain. See Note 6 for further investments related to HCC.

6. LOANS AND LOANS HELD FOR SALE

          The following summarizes the Company’s loans and loans held for sale as of September 30, 2006:

	Carrying Value

Type of Loan	Loans	Loans Held for Sale	Total

	(In thousands)

Loans held in CLO	$—	$265,322	$265,322
Structured and syndicated loans	330,118	5,000	335,118
Commercial mortgages (1)	9,329	12,160	21,489

	$339,447	$282,482	$621,929

(1)	Commercial mortgage loans include participating interests in commercial mortgage loans

          At September 30, 2006, the Company held loans totaling $621.9 million. Loans classified as held for sale and carried at the lower of cost or fair value totaled $282.5 million, net of a valuation allowance of $1.2 million. Loans classified as held for investment and carried at amortized cost totaled $339.4 million. The Company identified no impaired loans held for investment at September 30, 2006, and thus has established no allowance for loan losses. At September 30, 2006, there were $25.6 million unsettled purchases and $25.3 million unsettled sales of loans held for sale. At September 30, 2006, the Company held loans that settle interest accruals by increasing the principal balance of the loan outstanding. For the three and nine months ended September 30, 2006, the Company had increased the principal balance by $0.4 million and $2.7 million, respectively, as settlement of interest receivable.

          On November 29, 2005, the Company entered into a master participation agreement with HCC, a commercial mortgage loan originator. HCC originates loans with a targeted principal range of $1.0 million to $15.0 million. Under the master participation agreement, the Company will purchase a junior participating beneficial ownership interest of 10.0% (the Company holds one investment with a 15% beneficial ownership interest) of the principal balance of each approved commercial mortgage. Interest accrues on the Company’s outstanding principal balance at a rate of 15.0% annually. HCC retains legal title and control of the loans and has custody of the original loan documents. The Company retains approval rights for loans included in the participation portfolio. Additionally, the Company has agreed to buy 50.0% of the lowest-rated non-investment grade tranche of the commercial mortgages upon securitization at fair value.

          At September 30, 2006, the Company’s commercial mortgages consisted of junior participation interests in 32 commercial mortgage loans originated by HCC and held three loans directly originated by the Company totaling $12.2 million and $9.3 million, respectively. The junior participating interests are held for sale while the three loans directly originated are held for investment.

7. REPURCHASE AGREEMENTS

          Repurchase agreements are short-term borrowings from financial institutions that bear interest rates that have historically moved in close relationship to the one-month, two-month or three-month LIBOR. At September 30, 2006, the Company had repurchase agreements outstanding in the amount of $7.4 billion (including $40.3 million of accrued interest), with a weighted-average borrowing rate of 5.39%.

          The repurchase agreements had remaining weighted average maturities of 34 days at September 30, 2006 and are summarized below:

Type of Investment Pledged	Estimated Fair Value of Investments Pledged	Repurchase Agreement Liabilities	Weighted Average Interest Rate

	(In thousands)

Residential mortgage-backed securities	$7,474,873	$7,339,013	5.39%
High yield corporate bonds	18,099	14,370	5.31%
Other investments	21,437	20,996	5.15%

	$7,514,409	$7,374,379	5.39%

          The fair value of the investments pledged at September 30, 2006 includes accrued interest and dividends of $33.1 million consisting of $32.3 million, $0.7 million and $0.1 for the residential mortgage-backed securities, high yield corporate bonds and other investments, respectively. Additionally, repurchase agreement liabilities at September 30, 2006 included accrued interest of $40.3 million consisting of $40.2 million, $0.1 million and $41,000 for the residential mortgage-backed securities, high yield corporate bonds and other investments, respectively.

          At September 30, 2006, the Company had amounts at risk with the following repurchase agreement counterparties:

	Amount at Risk (1)	Weighted-Average Remaining Maturity

Repurchase Agreement Counterparties:	(In thousands)	(In days)

Bear, Stearns & Co. Inc.	$1,218	25
Barclays Capital Inc.	7,024	46
Countrywide Securities Corporation	14,872	36
Credit Suisse Securities (USA) LLC	24,067	32
J.P. Morgan Securities Inc.	(3,621)	15
Lehman Brothers Inc.	4,010	14
Merrill Lynch Government Securities Inc.	31,353	28
Merrill Lynch, Pierce, Fenner & Smith Incorporated	(1,360)	25
Mitsubishi UFJ Securities (USA), Inc.	12,290	15
Nomura Securities International, Inc.	17,244	35
UBS Securities LLC	32,933	44

Total	$140,030

(1)	Equal to the fair value of securities pledged, and related accrued interest receivable and dividends, minus repurchase agreement liabilities, and related accrued interest payable.

8. LONG-TERM DEBT

          The following table summarizes the Company’s long-term debt at September 30, 2006:

	Carrying Value	Weighted Average Rate at September 30, 2006

	(In thousands)

Revolving warehouse facility	$222,050	5.38%
Market Square	276,000	5.99%
Pinetree	287,905	6.03%
Trust I	51,550	8.99%
Trust II	25,774	7.72%

Total	$863,279	6.08%

          Revolving Warehouse Facility

          On March 10, 2006, the Company entered into an up to $300.0 million three year revolving warehouse funding agreement with Wachovia Capital Markets, LLC (the “Facility”). Financing under the Facility will be secured by assets ranging from large syndicated bank loans to subordinated notes and preferred stock. Advance rates under the Facility vary by asset type. The Facility is available to two bankruptcy remote special purpose vehicles (DWFC, LLC and Deerfield Triarc TRS (Bahamas) Ltd. as discussed in Note 1) and the debt holder has recourse only to the collateral of these entities, which totaled $338.4 million at September 30, 2006. The Company expects to pursue term funding of these assets via securitization in a future collateralized loan obligation. At September 30, 2006, the Company had $222.1 million of debt outstanding related to the Facility. The Company incurred $1.2 million of debt issuance costs that are being amortized into interest expense over the term of the Facility. The annual interest rate for the Facility is based on short-term commercial paper rates as defined in the warehouse funding agreement, plus 0.75% for large syndicated loans or plus 0.90% for all other loans, resulting in a weighted average rate of 5.38% as of September 30, 2006. The Facility also includes commitment and unused line fees that the Company recognizes in interest expense.

          Market Square Collateralized Loan Obligation (“CLO”)

          Market Square’s debt securities bear interest rates that reset quarterly based on varying spreads to three-month LIBOR. The Company’s long-term debt issued by Market Square has a weighted average interest rate of 5.99%, using the last reset dates as of September 30, 2006.

          The Market Square notes are callable, at par, by the Company on July 20, 2007 and quarterly thereafter, subject to certain conditions. Market Square is a bankruptcy remote subsidiary and the debt holders have recourse only to the collateral of Market Square, which was $303.7 million as of September 30, 2006.

          Pinetree Collateralized Debt Obligation (“CDO”)

          Pinetree’s debt securities bear interest rates that reset quarterly based on varying spreads to three-month LIBOR. The Company’s long-term debt issued by Pinetree has a weighted average interest rate of 6.03%, using the last reset date as of September 30, 2006.

          The Pinetree notes are callable, at par, by the Company on January 5, 2010 and quarterly thereafter, subject to certain conditions. Pinetree is a bankruptcy remote subsidiary and the debt holders have recourse only to the collateral of Pinetree, which was $307.2 million at September 30, 2006.

          Trust Preferred Securities

          On September 29, 2005 and August 2, 2006, Trust I and Trust II issued preferred securities to unaffiliated investors for gross proceeds of $50.0 million and $25.0 million, respectively, and common securities to the Company for $1.6 million and $0.8 million, respectively. The combined proceeds were invested by Trust I and Trust II in $51.6 million and $25.8 million, respectively, of unsecured junior subordinated debt securities issued by DTC LLC. The junior subordinated debt securities are the sole assets of the Trusts. The Trust I securities mature on October 30, 2035 but are callable by DTC LLC on or after October 30, 2010. The Trust II securities mature on October 30, 2036 but are callable by DTC LLC on or after October 30, 2011. Interest is payable quarterly at a floating rate equal to three-month LIBOR plus 3.50% per annum and 2.25% per annum for the Trust I and Trust II, respectively. The rate at September 30, 2006 was 8.99% and 7.72% for Trust I and Trust II, respectively.

          The holders of the preferred securities of the Trusts are entitled to receive distributions payable quarterly at a variable rate equal to the respective spread over three-month LIBOR. The preferred and common securities of the Trusts do not have a stated maturity date; however, they are subject to mandatory redemption upon the maturity or call of the junior subordinated debt securities.

          Unamortized deferred issuance costs associated with the junior subordinated debt securities total $1.9 million at September 30, 2006 and are classified as part of prepaid and other assets on the condensed consolidated balance sheet. These costs are amortized into interest expense using the effective yield method until the respective junior subordinated debt securities’ call date.

          Deerfield Triarc Capital Corp. has issued a parent guarantee for the payment of any amounts to be paid by DTC LLC under the terms of the junior subordinated debt securities debenture. The obligations under the parent guarantee agreement constitute unsecured obligations of the Deerfield Triarc Capital Corp. and rank subordinate and junior to all other senior debt. The parent guarantee will terminate upon the full payment of the redemption price for the trust preferred securities or full payment of the junior subordinated debt securities upon liquidation of the Trusts.

9. STOCKHOLDERS’ EQUITY

          On September 25, 2006 and June 13, 2006, the Company issued 9,321 and 29,159 shares of common stock, respectively, to the Manager pursuant to the Management Agreement, which requires the Manager to receive at least 15% of each incentive fee in the form of such stock rather than cash. The 9,321 shares and 29,169 shares issued represented the 15% portion of the second quarter 2006 and the combined first quarter 2006 and fourth quarter 2005 incentive fee, respectively.

          On July 25, 2006, the Company declared a cash dividend of $0.38 per share on its common stock for the second quarter of 2006. The record date for the cash dividend was August 4, 2006, and the payment date was August 28, 2006. The total amount of the dividend paid was $19.6 million.

          On April 24, 2006, the Company declared a cash dividend of $0.36 per share on its common stock for the first quarter of 2006. The record date for the cash dividend was May 4, 2006, and the payment date was May 26, 2006. The total amount of the dividend paid was $18.6 million.

          On February 7, 2006, the Company approved a resolution to award a total of 10,000 fully vested shares of common stock to the four independent board members, each receiving 2,500 shares. In accordance with SFAS No. 123R the Company determined that February 7, 2006 was the grant date and recognized the entire fair market value of the grant on such date, as the shares have no vesting period. The fair market value of the grant was determined as the closing price on the grant date of $13.00 per share. These shares were issued in June 2006.

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

          In accordance with Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments that are Issued to other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, the Company revalues the unvested restricted stock and stock options at fair value each reporting period and recognizes over the vesting period a contribution to additional paid-in capital and an equal offsetting amount to expense. The total unamortized fair value of the restricted stock and stock options as of September 30, 2006 was $1.0 million.

          The fair value of options granted to the Manager is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	As of September 30,

	2006	2005

Dividend yield	11.01%	9.45%
Expected volatility	21.41%	21.79%
Risk-free interest rate	4.63%	4.51%
Expected life (in years)	8.3	9.3

10. COMPUTATION OF EARNINGS PER SHARE

          The following table presents a reconciliation of basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,

	2006	2005	2006	2005

	(In thousands)

Net income	$19,563	$14,081	$56,890	$26,827

Weighted average shares used in basic computation	51,430	51,256	51,406	35,214
Dilutive effect of:
Unvested restricted stock	186	150	154	102

Weighted average shares used in diluted computation	51,616	51,406	51,560	35,316

Net income per share - Basic	$0.38	$0.27	$1.11	$0.76

Net income per share - Diluted	$0.38	$0.27	$1.10	$0.76

          Potentially dilutive shares relating to a stock option to purchase 1,346,156 shares of common stock for both the three and nine months ended September 30, 2006 and 2005 are not included in the calculation of diluted net income per share because the effect is anti-dilutive.

11. RELATED-PARTY TRANSACTIONS

          On April 4, 2006, the Company approved pursuant to the Management Agreement, granting shares of its common stock to the Manager relating to the required 15% stock portion of the incentive fee payable to the Manager for the fourth quarter of 2005. In its April 4, 2006 approval, the Company determined that the actual issuance of the shares would not occur until the first to occur of the Company’s receipt of confirmation from the New York Stock Exchange (‘NYSE”) that the issuance did not require approval of the Company’s shareholders under NYSE rules, or such shareholder approval. The Company issued the shares on June 13, 2006, upon the receipt of such confirmation from the NYSE. In its April 4, 2006 approval, the Company had specified that the shares would be deemed issued as of March 24, 2006, such that upon issuance of the shares the Company would also pay the Manager an amount equal to the dividends on the shares that the Manager would have received if they had been issued on March 24, 2006, and that the one-year holding period for the shares would be deemed to start on March 24, 2006. The Company compensated the Manager and recognized an incentive fee expense of approximately $5,000, representing the first quarter 2006 dividend declaration of $0.36 per share attributable to the equivalent unissued shares.

          The Company’s base management fee expense for the three and nine months ended September 30, 2006 and 2005 was $3.3 million and $10.0 million, and $3.3 million and $6.6 million, respectively. In addition to the base management fee, amortization for the three and nine months ended September 30, 2006 and 2005 was $0.4 million and $1.0 million, and $0.6 million and $2.9 million, respectively, related to the restricted stock and stock options granted to the Manager, and was included in management and incentive fee expense to related party in the condensed consolidated statements of operations. See Note 9 for additional information regarding the grant to the Manager. The Manager earned an incentive fee for the three and nine months ended September 30, 2006 of $1.3 million and $3.3 million, respectively, and no incentive fee for the three and nine months ended September 30, 2005. The Company recorded expenses related to reimbursable out-of-pocket and certain other costs incurred by the Manager totaling $0.1 million and $0.5 million for the three and nine months ended September 30, 2006, respectively, and $0.3 million and $0.5 million for the three and nine months ended September 30, 2005. At September 30, 2006, the Company had outstanding payables related to its agreement with the Manager in the amount of $3.5 million, which is included in management and incentive fee payable in the condensed consolidated balance sheet.

12. FAIR VALUE OF FINANCIAL INSTRUMENTS

          SFAS No. 107, Disclosure About Fair Value of Financial Instruments, requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value. The fair value of financial instruments is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Quoted market prices if available are utilized as estimates of the fair values of financial instruments. Since no quoted market price exists for certain of the Company’s financial instruments, the fair values of such instruments have been derived based on management’s assumptions, the estimated amount and timing of future cash flows and estimated discount rates. Different assumptions could significantly affect these estimates. The carrying amounts and estimated fair values of the Company’s financial instruments at September 30, 2006, for which the disclosure of fair values is required were as follows:

	Carrying Value	Estimated Fair Value

Financial assets:	(In thousands)

Cash and cash equivalents (a)	$96,665	$96,665
Restricted cash and cash equivalents (a)	26,669	26,669
Available-for sale securities (b)	8,449,538	8,449,538
Trading securities (b)	23,391	23,391
Other investments (c)	11,168	11,168
Derivative assets (d)	74,377	74,377
Loans held for sale (e)	282,482	283,522
Loans (e)	339,447	339,487

	Carrying Value	Estimated Fair Value

Financial liabilities:	(In thousands)

Repurchase agreements (a)	$7,374,379	$7,374,379
Derivative liabilities (d)	25,355	25,355
Long-term debt:
Market Square (f)	276,000	276,000
Pinetree (f)	287,905	287,905
Wachovia facility (f)	222,050	222,050
Trust preferred (f)	77,324	77,324

(a)	The carrying amounts approximated the fair value due to the short-term nature of these instruments.

(b)	The estimated fair values were determined through references to price estimates provided by independent pricing services and/or dealers in the securities.

(c)	It was not practicable to estimate the fair value of these investments because the investments are not traded in an active market.

(d)	All derivatives are recognized on the condensed consolidated balance sheets at fair value. Determination of fair values is based on internally developed and tested market-standard pricing models.

(e)

The estimated fair values are determined primarily by using price estimates provided by an independent pricing service. If the independent pricing service cannot provide estimates for a given loan, the Company may determine estimated fair value based on some or all of the following: (a) current financial information of the borrowing company and performance against its operating plan; (b) changing value of collateral supporting the loan; (c) changes to the market for the borrowing company’s service or product and (d) present value of projected future cash flows.

(f)	The carrying amount approximated fair value as the interest rate on all of the Company’s long-term debt resets quarterly to short-term market rates plus a fixed credit spread.

13. ACCUMULATED OTHER COMPREHENSIVE LOSS

          The following is a summary of the components of accumulated other comprehensive loss:

	For the nine months ended September 30, 2006

	Available-for- Sale Securities	Cash Flow Hedges	Total

	(In thousands)

Beginning balance	$(114,906)	$70,203	$(44,703)
Unrealized net gain for the period	8,999	22,014	31,013
Reclassification adjustments:
Securities sold	(7,127)	—	(7,127)
Other-than-temporary impairment of securities	2,034	—	2,034
Hedging net gain recognized in earnings	—	(30,963)	(30,963)

Ending balance	$(111,000)	$61,254	$(49,746)

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

          The following table is a summary of derivative instruments held as of September 30, 2006:

		Derivative
	Notional Amount			Estimated Fair Value
		Assets	Liabilities

	(In thousands)

Interest rate swaps - designated	$6,586,450	$73,412	$(21,285)	$52,127
Interest rate swaps - undesignated	74,000	—	(178)	(178)
Interest rate floors - undesignated	409,849	—	(3,814)	(3,814)
Credit default swaps - undesignated	71,000	806	(78)	728
Total return swaps - undesignated	7,500	159	—	159

	$7,148,799	$74,377	$(25,355)	$49,022

          Cash Flow Hedging Strategies

          Hedging instruments are designated, as appropriate, as cash flow hedges based upon the specifically identified exposure, which may be an individual item or a group of similar items. Hedged exposure is primarily interest expense on forecasted rollover/reissuance of repurchase agreements for a specified future time period and the hedged risk is the variability in those payments due to changes in the benchmark rate. Hedging transactions are structured at inception so that the notional amounts of the hedges are matched with an equal amount of repurchase agreements forecasted to be outstanding in that specified period for which the borrowing rate is not yet fixed. Cash flow hedging strategies include the utilization of interest rate swaps and interest rate swap forwards. Any ineffectiveness in the hedging relationship is recognized in interest expense during the period in which it arises. Prior to the end of the specified hedge period, the effective portion of all contract gains and losses is recorded in other comprehensive income or loss. Realized gains and losses due to net settlements on the hedging instruments are reclassified into earnings as an adjustment to interest expense during the specified hedge time period. Hedging instruments under these strategies are deemed to be designated to the outstanding repurchase agreements and the forecasted rollover thereof. At September 30, 2006, the maximum length of time over which the Company is hedging its exposure to the variability of future cash flows for forecasted transactions is approximately 10 years.

          For the three and nine months ended September 30, 2006, the Company recognized an increase to interest expense of $1.1 million and $0.7 million, respectively, while recognizing a decrease to interest expense of $0.1 million for both the three and nine months ended September 30, 2005, due to ineffectiveness. The weighted average fixed rate payable on the cash flow hedges at September 30, 2006 is 4.50%. In November 2005, the Company entered into a designated swap that contained a financing element, resulting in the receipt of a $3.7 million cash payment that is being repaid through an above-market interest rate over the life of the swap. As of September 30, 2006, the Company held 227 designated interest rate swaps with a notional amount outstanding of $6.6 billion. Based on amounts included in the accumulated other comprehensive loss at September 30, 2006 from designated interest rate swaps, the Company expects to recognize a decrease of $50.2 million in interest expense over the next twelve months.

          Other Interest Rate Derivatives

          As of September 30, 2006, the Company held two interest rate swaps and two interest rate floors with notional amounts of $74.0 million and $409.8 million, respectively, that were not designated as hedges. Accordingly, changes in fair value of these derivatives are recorded in net gain on derivatives in the condensed consolidated statement of operations. As of September 30, 2006, these interest rate swaps and interest rate floors had a net negative fair value of $0.2 million and $3.8 million, respectively, recorded in derivative liabilities in the condensed consolidated balance sheet. In connection with the two interest rate floors, the Company received a payment of $3.3 million and in return will make payments based on the spread in rates, if a one-month LIBOR rate decreases below 5.05% and 5.00%, on the amortizing notional amounts. As of September 30, 2006, the notional amount of the two interest rate floors was $255.9 and $153.9 and are amortizing over four and twelve years, respectively.

          Credit Default Swaps

          As of September 30, 2006, the Company held 25 credit default swaps (“CDS”), as the protection seller, with an aggregate notional amount of $71.0 million. A CDS is a financial instrument used to transfer the credit risk of a reference entity from one party to another for a specified period of time. In a standard CDS contract, one party, referred to as the protection buyer, purchases credit default protection from another party, referred to as the protection seller, for a specific notional amount of obligations of a reference entity. In these transactions, the protection buyer pays a premium to the protection seller. The premium is generally paid quarterly in arrears, but may be paid in full up front in the case of a CDS with a short maturity. Generally, if a pre-defined credit event occurs during the term of the CDS, the protection seller pays the protection buyer the notional amount and takes delivery of the reference entity’s obligation. As of September 30, 2006, these

CDSs had a net fair value of $0.7 million, recorded in derivative assets and derivative liabilities in the condensed consolidated balance sheet in the amounts of $0.8 million and $0.1 million, respectively.

          Total Return Swaps

          In June 2006, the Company entered into a total return swap (“TR”). A TR represents a total return on an underlying asset (e.g. a syndicated bank loan or bond) offset by the cost of financing. The Company had one TR as of September 30, 2006 with a notional amount of $7.5 million. As of September 30, 2006, the TR had a fair value of $0.2 million recorded in derivative assets in condensed consolidated balance sheet.

15. COMMITMENTS

          The timing and amount of additional funding on certain bank loans are at the discretion of the borrower. The Company had unfunded commitments of $28.2 million at September 30, 2006.

16. SUBSEQUENT EVENTS

          On October 24, 2006, the Company declared a cash dividend of $0.40 per share on its common stock for the third quarter of 2006. The record date for the cash dividend was November 7, 2006, and the payment date is November 27, 2006.

          On October 27, 2006, the Company formed Deerfield Triarc Capital Trust III (“Trust III”). Trust III was formed for the sole purpose of issuing and selling trust preferred securities. In accordance with FIN 46R, Trust III will not be consolidated into the Company’s condensed consolidated financial statements because the Company is not deemed to be the primary beneficiary of Trust III. Through DTC LLC, the Company owns 100% of the common shares, totaling $1.4 million, of Trust III. Trust III issued $45.0 million of preferred shares to unaffiliated investors. The rights of holders of common shares of the Trust are subordinate to the rights of the holders of preferred shares only in the event of a default; otherwise the common shareholders’ economic and voting rights are pari passu with the preferred shareholders. In connection with the issuance and sale of the trust preferred securities, DTC LLC issued junior subordinated debt securities to Trust III of $46.4 million, which are guaranteed by the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The statements in this discussion regarding the industry outlook, our expectations regarding the future performance of our business, and the other non-historical statements in this discussion are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in this quarterly report on Form 10-Q on page 2 under the title “Special Note Regarding Forward Looking Statements” and our Annual Report on Form 10-K filed March 17, 2006 in “Part I - Item 1A. Risk Factors.” You should read the following discussion together with our condensed consolidated financial statements and notes thereto included in “Part I - Item 1. Financial Statements” on this Form 10-Q.

Overview

          Deerfield Triarc Capital Corp. (together with its subsidiaries) is a diversified financial company formed in November 2004 to invest in real estate-related assets, primarily mortgage-backed securities as well as alternative investments. We commenced operations in December 2004. We have elected and intend to continue our qualification as a real estate investment trust, or REIT, for federal income tax purposes. We invest in financial assets and utilize leverage where we consider appropriate to seek to achieve attractive risk-adjusted returns that are structured to comply with the various federal income tax requirements for REIT status and to qualify for exclusion from regulation under the Investment Company Act of 1940, as amended, or 1940 Act. We focus on the following asset classes:

•	Real estate-related securities, principally residential mortgage-backed securities, or RMBS, and commercial mortgage-backed securities, or CMBS;

•	Other asset-backed securities, or ABS, including collateralized debt obligations, or CDO;

•	Loans, including senior secured and unsecured loans, including collateralized loan obligations, or CLO, and related credit derivatives, including credit default swaps on senior secured loans; and

•	Leveraged finance instruments, including corporate mezzanine loans, high yield corporate bonds, distressed and stressed debt securities and private or registered equity investments.

          The following is a summary of our portfolio as of September 30, 2006:

Principal Investments	Carrying Value	% of Total Portfolio

	(In thousands)

RMBS (1)	$8,125,381	89.2%
Loans:
Loans held in CLO	265,322	2.9%
Structured and syndicated loans (2)	335,118	3.7%
Commercial mortgage loans (3)	21,489	0.2%
ABS held in CDO (4)	296,771	3.3%
Common and preferred equities	13,227	0.2%
High yield corporate bonds (5)	27,400	0.3%
Other investments	21,318	0.2%

Total	$9,106,026

(1)

RMBS assets include both trading interest-only strip securities and available-for-sale interest- and principal- only strip securities with a fair value of $5.1 million and $67.5 million, and notional value of $548.6 million and $291.1 million, respectively.

(2)

Structured and syndicated loans exclude credit default swaps and total return swaps with a fair value of $0.7 million and $0.2 million and a $71.0 million and $7.5 million notional value, respectively.

(3)	Commercial mortgage loans includes participating interests in commercial mortgage loans.

(4)	ABS held in CDO includes RMBS, CMBS and ABS.

(5)	High yield corporate bonds include $10.0 million of bonds held in a CLO.

          We completed an initial private offering of 26,923,139 shares (excluding 403,847 restricted shares) of our common stock in December 2004 in which we raised net proceeds of approximately $378.8 million. We completed our initial public offering of 25,000,000 shares of our common stock, including 24,320,715 newly issued shares sold by us and 679,285 shares sold by selling stockholders, in July 2005, in which we raised net proceeds of approximately $363.1 million. We applied the proceeds that we received from our initial public offering to pay down repurchase agreement obligations in order to create additional leveraging capacity. We have since re-leveraged our investment portfolio and have invested the proceeds of that new leverage as well as the proceeds from our initial private offering of common stock in a leveraged portfolio of RMBS and alternative investments with total invested assets, as of September 30, 2006, of $9.1 billion.

          We are externally managed by Deerfield Capital Management LLC, or the Manager, a fixed income asset manager and a Securities and Exchange Commission, or SEC, registered investment adviser. The Manager is a wholly-owned subsidiary of Deerfield & Company LLC, or Deerfield.

          Triarc Companies, Inc., or Triarc, is a holding company listed on the New York Stock Exchange. In addition to its ownership of approximately 64% of our Manager’s capital interests and 94% of its voting interests, Triarc, through its subsidiaries, is the franchisor of the Arby’s® restaurant system and the owner and operator of Arby’s® restaurants. Triarc has advised us that it is continuing to explore a possible corporate restructuring that is expected to involve the disposition of its asset management business, whether through a sale of its ownership interest in our Manager, a spin-off of its ownership interest in the Manager to Triarc’s stockholders or such other means as Triarc’s Board of Directors may conclude would be in the best interests of Triarc’s stockholders. Triarc has also advised us that it can provide no assurance that the restructuring will occur or the form, terms, or timing of such restructuring if it does occur. Under the terms of our Management Agreement with the Manager, if the restructuring of Triarc results in a change of control (as defined in the Management Agreement) of the Manager, we have the right to terminate the Management Agreement upon 30 days’ prior written notice from our Board of Directors. Our Board has not yet made a determination as to any action it may take if the Triarc restructuring resulted in a change of control of the Manager, and does not expect to make such determination before the public announcement of a transaction by Triarc.

          We earn income and generate cash through our investments. We use a substantial amount of leverage to seek to enhance our returns. We finance each of our investments with different degrees of leverage. The cost of borrowings to finance our investments comprises a significant portion of our operating expenses. Our net income will largely depend on our ability to effectively manage this particular operating expense in relation to our interest income.

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

          We leverage our investments in an effort to enhance our potential returns. Leverage can enhance returns but also magnify losses.

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

          The Manager is entitled to receive a base management fee that is derived from the amount of our equity (as defined in the Management Agreement), which is not significantly impacted by the performance of our portfolio. Accordingly, our management fee will not decrease significantly in the event of a decline in our profitability.

Trends

          The following trends may also affect our business:

          Rising interest rate environment. While the general level of interest rates has recently declined slightly, interest rates have been trending upwards since the middle of 2003.With respect to our existing MBS portfolio, which is heavily concentrated in hybrid adjustable rate RMBS, such interest rate increases should result in decreases in our net interest income, as there is a timing mismatch between the reset dates on our MBS portfolio and the financing of these investments. We currently have invested and intend to continue to invest in hybrid adjustable-rate RMBS which are based on mortgages with interest rate caps. The financing of these RMBS is short term in nature and does not include an interest rate cap. This mismatch should result in a decrease in our net interest income if rates increase sharply after the initial fixed rate period and our interest cost increases more than the interest rate earned on our RMBS due to the cap. In a rising rate environment, prepayment rates are generally expected to decline. If prepayment rates are lower than expected, we could have less capital to reinvest into higher rate mortgage securities, which should result in a decrease in our net interest income. We have increasingly invested in 15 and 30 year fixed rate securities, which are similarly exposed to prepayment rates and the mismatched funding applicable to hybrid adjustable rate securities. With respect to our existing and future floating rate investments such as loans, interest rate increases should result in increases in our net interest income because our floating rate assets are greater in amount than the related floating rate liabilities. Similarly, such an increase in interest rates should generally result in an increase in our net interest income on future fixed rate investments made by us because our fixed rate assets would be greater in amount than our liabilities. However, we would expect that our fixed rate assets would decline in value in a rising interest rate environment and our net interest spreads on fixed rate assets could decline to the extent they are financed with floating rate debt. We have engaged in interest rate swaps and interest rate swap forwards to hedge a significant portion of the risk associated with increases in interest rates. However, because we do not hedge 100% of the amount of short-term financing outstanding, increases in interest rates should result in a decline in the value of our portfolio, net of hedges. Similarly, decreases in interest rates should result in an increase in the value of our portfolio.

          Shape of the yield curve. For much of 2005, the yield curve experienced significant “flattening” as short term rates increased at a greater rate than long term rates. For example, between December 31, 2004 and December 31, 2005, the yield on the three-month U.S. Treasury bill increased by 190 basis points, while the yield on the three-year U.S. Treasury note increased by only 107 basis points. Between December 31, 2005 and September 30, 2006, this trend continued, with the yield on the three-month U.S. Treasury bill increasing by 80 basis points and the yield on the three-year U.S. Treasury note increasing by 25 basis points. Given the economic environment and the current “flatness” of the U.S. Treasury curve, it is difficult to predict if the yield curve will steepen or a continued flattening or inversion will occur in the future. With respect to our RMBS portfolio, should there be a steepening of the yield curve, we would likely experience increases in our net interest income, as the financing of our RMBS investments is usually shorter in term than the fixed rate period of our RMBS portfolio, which is heavily weighted towards hybrid adjustable rate RMBS. Similarly, should there be a flattening of the yield curve or an inversion, we would likely experience decreases in our net interest income. Our hedging program will offset some of the impact of changes in the shape of the yield curve. However, since we do not hedge 100% of our interest rate exposure, the impact from the swaps will not fully offset the impact to net interest income.

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

          Credit spreads. The credit markets have experienced tight credit spreads due to the robust demand for lending opportunities. With respect to our credit portfolio, which includes commercial mortgage loans, asset-backed securities held in a CDO, bank loans, high yield corporate bonds, preferred shares and other corporate securities, and which accounts for 10.8% of our total portfolio as of September 30, 2006, a narrowing of credit spreads could result in decreases in the net interest income on future credit-oriented investments.

Critical Accounting Policies

          Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. These accounting principles require us to make some complex and subjective decisions and assessments. Our most critical accounting policies involve decisions and assessments that could affect our reported assets and liabilities, as well as our reported revenues and expenses. We believe that all of the decisions and assessments inherent in our financial statements were reasonable, based upon information available to us at that time. We rely on The Manager’s experience and analysis of historical and current market data in order to arrive at what we believe to be reasonable estimates. Under varying conditions, we could report materially different amounts arising under these critical accounting policies. We have identified our most critical accounting policies to be the following:

Classifications of Investment Securities

          Our investments in RMBS and ABS are primarily classified as available-for-sale securities and carried on the balance sheet at fair value. This classification results in changes in fair value being recorded as balance sheet adjustments to accumulated other comprehensive loss, which is a component of stockholders’ equity.

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

          The determination of other-than-temporary impairment is made at least quarterly. For the nine months ended September 30, 2006, we recognized a $2.0 million other-than-temporary impairment related to two interest-only securities. We have gross unrealized holding losses on available-for-sale securities of $118.6 million at September 30, 2006, which, if not recovered, may result in the recognition of future losses. However, the majority of these securities are of high credit rating and we intend and have the ability to hold these securities until the fair value is recovered, which may be maturity, if necessary.

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

          The amount of premium and discount amortization we recognize is dependent on prepayment rates on underlying securities. Prepayment rates generally increase when interest rates fall and decrease when interest rates rise, but changes in prepayment rates are difficult to predict. Prepayment rates also may be affected by other factors, including, without limitation, conditions in the housing and financial markets, general economic conditions and the relative interest rates on adjustable-rate and fixed-rate mortgage loans. We have estimated prepayment rates based on historical data and consideration of current market conditions. If our estimate of prepayments is incorrect, we may have to adjust the amortization or accretion of premiums and discounts, which would impact future income.

Loans

          Our investments in loans are classified either as loans held for sale and carried on the condensed consolidated balance sheet at the lower of cost or fair market value or as held for investment (referred to as “Loans” on the condensed consolidated balance sheet) and carried at amortized cost, with any premium or discount being amortized or accreted to income, and an allowance for loan losses, if necessary. We determine fair value for our loans held for sale using price estimates provided by an independent pricing service or dealer quotes. If we are unable to obtain estimates from these primary sources, our valuation committee determines estimated fair value based on some or all of the following: (a) current financial information of the borrowing company and performance against its operating plan; (b) changing value of collateral supporting the loan; (c) changes to the market for the borrowing company’s service or product and (d) present value of projected future cash flows. If an individual loan’s fair market value is below its cost, a valuation adjustment is recognized in net gain (loss) on loans in our statement of operations and the loan’s cost basis is adjusted. This valuation allowance is recoverable in future periods. We accrue interest income based on the outstanding principal amounts of the loans and their contractual terms.

Allowance and Provision for Loan Losses

          We continually monitor the quality of our portfolio in regular reviews by our valuation committee. In accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, we recognize an allowance for loan losses on our loans held for investment at a level considered adequate based on management’s evaluation of all available and relevant information related to the loan portfolio, including historical and industry loss experience, economic conditions and trends, estimated fair values and quality of collateral, estimated fair values of our loans and other relevant factors.

          To estimate the allowance for loan losses, we first identify impaired loans. We consider a loan to be impaired when, based on current information and events, management believes it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. When a loan is impaired, the allowance for loan losses is increased by the amount of the excess of the amortized cost basis of the loan over one of the following: (i) observable market quotes, if available; (ii) the estimated sales price of the collateral less estimated disposition costs, or (iii) the present value of projected future cash flows. Increases in the allowance for loan losses are recognized in the statements of operations as a provision for loan losses. If the loan or a portion thereof is considered uncollectible and of such little value that further pursuit of collection is not warranted, a charge-off or write-down of a loan is recorded, and the allowance for loan losses is reduced.

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

          We identified no impaired loans in our portfolio at September 30, 2006 and have not provided an allowance for loan losses at this time.

Accounting For Derivative Financial Instruments and Hedging Activities

          Our policies permit us to enter into derivative contracts, including, but not limited to, interest rate swaps and interest rate swap forwards, as a means of mitigating our interest rate risk on forecasted rollover/reissuance of repurchase agreements, or hedged items, for a specified future time period. The designated risk being hedged is changes in the benchmark interest rate, London interbank offered rate, or LIBOR. We primarily use interest rate derivative instruments to mitigate interest rate risk rather than to enhance returns.

          These contracts, or hedge instruments, have been designated as cash flow hedges and are evaluated at inception and on an ongoing basis in order to determine whether they qualify for hedge accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted. We formally document all relevant relationships between hedging instruments and hedged items at inception, as well as our risk-management objective and strategy for undertaking each hedge transaction. The hedge instrument must be highly effective in achieving changes in cash flow, which offset changes in cash flow of the hedged item attributable to the risk being hedged in order to qualify for hedge accounting. We use regression analysis to assess the effectiveness of our hedging strategies. The derivative contracts are carried on the balance sheet at fair value. Any ineffectiveness that arises during the hedging relationship is recognized in interest expense during the period in which it occurs. Prior to the end of the specified hedge time period the effective portion of all unrealized contract gains and losses are recorded in other comprehensive loss. Realized gains and losses are generally reclassified into earnings as an adjustment to interest expense during the originally specified hedge time period. We value both our actual interest rate swaps and hypothetical interest rate swaps (for purposes of measuring ineffectiveness) by determining the net present value of all projected interest payments between the counterparties which are calculated based on internally developed and tested market-standard models that utilize data inputs obtained from external market sources.

          We are not required to account for the derivative contracts using hedge accounting, as described above. If we decide not to designate the derivative contracts as hedges and monitor their effectiveness as hedges, or if we enter into other types of derivative financial instruments that do not meet the criteria to be designated as hedges, changes in the fair values of these instruments are recorded in current earnings. One such derivative is a credit default swap, or CDS, in which we act as the protection seller and receive a premium for taking the risk of paying the protection buyer for the notional amount of the contract and taking title to the referenced entity’s obligation upon the occurrence of a credit event, as defined in the CDS. The fair value of the CDS depends on a number of factors, primarily premium levels that are dependent on credit spreads. The CDS contracts are valued using market quotes provided from prominent broker dealers in the CDS market.

Management and Incentive Fee Expense

          The Management Agreement provides for the payment of incentive fees to the Manager if our financial performance exceeds certain benchmarks. Incentive fees are calculated on a quarterly basis and paid in arrears. Subsequent to each quarter of the fiscal year, we will calculate whether an incentive fee is payable and, if necessary, record the expense accrual in the quarter incurred. The management agreement provides that 15.0% of the Manager’s incentive fee is to be paid in shares of our common stock (provided that under our management agreement, the Manager may not receive payment of its incentive fee in shares of our common stock if such payment would result in the Manager owning directly or indirectly through one or more subsidiaries more than 9.8% of our common stock) and the balance in cash. The Manager may, in its sole discretion, elect to receive a greater percentage of its incentive fee in the form of our common stock. The number of shares to be received by the Manager will be based on the average of the closing prices of our common stock during the thirty-day period ending three days prior to issuance of these shares. Shares of our common stock delivered as payment of the incentive fee will be immediately vested or exercisable, provided that the Manager has agreed not to sell the shares prior to one year after the date they are paid.

Equity Compensation

          We account for the restricted stock and restricted stock options granted to the Manager in accordance with the consensus in Issue 1 of Emerging Issues Task Force, or EITF, No. 96-18, Accounting for Equity Instruments that are issued to other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, or EITF 96-18. Pursuant to EITF 96-18, the stock and options granted prior to January 1, 2006, were originally recorded at fair value in stockholders’ equity, with an offsetting entry to deferred equity compensation (a contra-equity account). In accordance with the requirements of SFAS No. 123 (revised 2004), Share-Based Payments, we eliminated the deferred compensation equity balance through an offsetting reduction of additional paid-in capital. This reclassification had no impact on our total stockholders’ equity. The expense relating to share-based compensation is amortized using the graded vesting attribution method over the vesting period, or recognized immediately if fully vested upon grant. In addition to recognizing share-based compensation expense an equivalent contribution to additional paid-in capital is recognized. The fair value of stock and options is re-measured and adjusted quarterly for unvested shares. Changes in such fair value are reflected in the amortization expense recognized in that quarter on a retrospective basis and in future quarters until the stock and options are fully vested. As a result, changes in our stock price will cause volatility in our financial results as reported under GAAP.

Variable Interest Entities

          In accordance with Financial Accounting Standards Board, or FASB, Interpretation 46R, Consolidation of Variable Interest Entities, or FIN 46R, we identify any potential variable interest entities, or VIEs, and determine if the assets, liabilities, noncontrolling interests, and results of operations of a VIE need to be included in our consolidated financial statements. A company that holds variable interests in a VIE will need to consolidate that entity if the company’s interest in the VIE is such that the company will absorb a majority of the VIE’s anticipated losses and/or receive a majority of the VIE’s expected residual returns and therefore deemed to be the primary beneficiary. This analysis may involve significant judgments about projected cash flows of the VIE.

Trust Preferred Securities

          In September 2005 and August 2006, we formed Deerfield Triarc Capital Trust I, or Trust I, and Deerfield Triarc Capital Trust II, or Trust II (collectively the “Trusts”), respectively, for the sole purpose of issuing and selling trust preferred securities. In accordance with FIN 46R, the Trusts are not consolidated into our condensed consolidated financial statements because management has determined that we are not the primary beneficiary of the Trusts. Through Deerfield Triarc Capital LLC, or DTC LLC, we own 100% of the common shares of the Trusts, which also issued an aggregate of $75.0 million of preferred shares to unaffiliated investors. The rights of holders of common shares of the Trusts are subordinate to the rights of holders of preferred shares only in the event of a default; otherwise common shareholder’s economic and voting rights are pari passu with the preferred shareholders. We recorded our investment in the Trusts’ common shares as other investments at cost and record dividend income upon declaration of dividends by the Trusts.

          On August 2, 2006, we entered into a letter agreement with Taberna Securities, LLC, or TS, and Bear, Stearns & Co. Inc. providing for the issuance and sale of up to an additional $45.0 million in aggregate amount of trust preferred securities, or the Additional Trust Preferred Securities, to be issued by a subsidiary of DTC LLC other than Trust II. (See “Recent Developments” for a discussion of the subsequent issuance of additional trust preferred securities) We may require TS to cause the purchase of the Additional Trust Preferred Securities prior to October 31, 2006 in no more than two separate transactions of at least $15.0 million in principal amount each. TS’s obligation to purchase the Additional Trust Preferred Securities is subject to a customary material adverse event condition. The Additional Trust Preferred Securities will have the same interest rate, maturity, guarantee and other terms as Trust II’s terms. We are not obligated to cause the issuance of the Additional Preferred Securities.

          In connection with the issuance and sale of the trust preferred securities, DTC LLC issued junior subordinated debt securities to the Trusts, which are guaranteed by us. The junior subordinated debt securities are recorded as long-term debt and debt issuance costs are deferred in prepaid and other assets in the condensed consolidated balance sheets. Interest on the debt and amortization of debt issuance costs are recognized using the interest method in the consolidated condensed statements of operations in interest expense.

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

Recent Accounting Pronouncements

          In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments. SFAS No. 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which addresses the application of SFAS No. 133 to beneficial interests in securitized financial assets. SFAS No. 155 establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. Additionally, SFAS No. 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS No. 155 is effective for financial instruments acquired or issued after January 1, 2007. The adoption of this standard is not expected to have a material impact on our financial statements.

          In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 will be effective for us beginning in 2007. The adoption of FIN 48 is not expected to have a material impact on our financial statements.

          In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 clarifies SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged. The adoption of SAB 108 is not expected to have a material impact on our financial statements.

          In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for us as of January 1, 2008. We are currently evaluating the potential impact of adopting this standard.

Financial Condition

          All of our assets at September 30, 2006 were acquired through the use of proceeds from our December 2004 initial private placement and June 2005 initial public offering, operating cash flows, and the use of leverage. We used the proceeds from our June 2005 initial public offering of common stock to create additional leveraging capacity by paying down repurchase agreement obligations.

          The following table summarizes the carrying value of our investment portfolio, excluding credit default swaps and total return swaps, and the respective balance sheet classification at September 30, 2006:

	Carrying Value

Security Description	Available-for- Sale Securities	Trading Securities	Other Investments	Loans Held For Sale	Loans	Total

	(In thousands)

RMBS	$8,120,331	$5,050	$—	$—	$—	$8,125,381

Loans - structured and syndicated (1)	—	—	—	17,160	339,447	356,607
Common and preferred equities	2,059	—	11,168		—	13,227
Other investments	2,977	—	—	—	—	2,977

Total structured and syndicated assets	5,036	—	11,168	17,160	339,447	372,811

Loans held in CLO	—	—	—	265,322	—	265,322
Asset-backed securities held in CDO (2)	296,771	—	—	—	—	296,771
High yield corporate bonds and other trading securities (3)	27,400	18,341	—	—	—	45,741

Total alternative assets	329,207	18,341	11,168	282,482	339,447	980,645

Total invested assets	$8,449,538	$23,391	$11,168	$282,482	$339,447	$9,106,026

(1)

Loans – structured and syndicated includes $12.2 million of participating interests in commercial mortgage loans and excludes credit default swaps and total return swaps with a fair value of approximately $0.7 million and $0.2 million and $71.0 million and $7.5 million notional value, respectively.

(2)	Asset-backed securities held in CDO include RMBS, CMBS and ABS.

(3)	High yield corporate bonds include $10.0 million of bonds held in a CLO.

Mortgage-Backed Securities

          The table below summarizes the valuation adjustments on our available-for-sale RMBS investments:

	As of September 30, 2006

	RMBS	Interest-only and Principal-only Securities	Total

	(In thousands)

Par amount (1)	$8,115,178	$291,079	$8,406,257
Unamortized premium	63,234	—	63,234
Unamortized discount	(17,380)	(220,060)	(237,440)

Amortized cost	8,161,032	71,019	8,232,051
Unrealized gains	3,515	762	4,277
Unrealized losses	(111,706)	(4,291)	(115,997)

Fair value	$8,052,841	$67,490	$8,120,331

(1)	The par amount for interest-only and principal-only securities has been reduced by $2.0 million of other-than temporary impairment recognized on securities held as of September 30, 2006.

          The Company’s RMBS are agency or AAA-rated in credit quality. At September 30, 2006, we held 286 RMBS securities with a fair value of $7.1 billion, valued below cost, of which 246 securities with a fair value of $5.9 billion were valued below cost for greater than twelve months. During the nine months ended September 30, 2006, we recognized a $2.0 million other-than-temporary impairment related to two inverse interest-only securities. These inverse interest-only securities’ cash flows decrease as LIBOR increases. We used updated cash flow projections from a third party to determine the amount of the impairment. As a result of the impairment charge, these two securities were written down to the then-current fair value, and the unrealized loss transferred from accumulated other comprehensive income (loss) as an immediate reduction of earnings recognized as a reduction to the net gain (loss) on available-for-sale securities in the condensed consolidated statements of operations. We do not believe any other RMBS are other-than-temporarily impaired at September 30, 2006 and we have the intent and ability to hold these securities until the value is recovered, which may be to maturity.

          At September 30, 2006, a large portion of the RMBS in our portfolio were purchased at a premium to their par value and our portfolio had a net amortized cost of 100.6% of the face amount. The RMBS (excluding the stripped securities) are valued below par at September 30, 2006 because the weighted-average yield is lower than prevailing market rates. Premium bonds tend to have shorter durations than discount or par bonds and their values are thus less sensitive to interest rate movement. As of September 30, 2006, the relative fair value of our RMBS portfolio versus its amortized cost declined from December 31, 2005 due to an increase in prevailing market interest rates. Our total RMBS net premium amortization expense for the three and nine months ended September 30, 2006 was $6.6 million, and $18.1 million, respectively. As of September 30, 2006, we had $45.9 million of unamortized net premium, excluding the stripped securities, included in the cost basis of our available-for-sale RMBS securities. The current weighted average life of the portfolio is 4.2 years, which represents the average number of years for which each dollar of unpaid principal remains outstanding. Accordingly, we currently estimate approximately 50% of the net premium amortization will be realized over this period.

          Net portfolio duration, which is the difference between the duration of the RMBS portfolio and the duration of repurchase agreements, adjusted for the effects of our interest rate swap portfolio, is 0.3 years at September 30, 2006. In order to fully assess the possible impact of a change in interest rates on the RMBS portfolio, the reader should consider not only the duration, but also the portfolio’s leverage (see discussion of leverage on page 38).

          The following table details our RMBS holdings as of September 30, 2006, of which $8.1 billion and $5.1 million are classified as available-for-sale securities and trading securities, respectively:

			Weighted Average

Security Description (1)	Par Amount	Estimated Fair Value	Coupon	Months to Reset (2)	Yield to Maturity	Contractual Maturity	Constant Prepayment Rate (3)	Modified Duration (4)

	(In thousands)

Agency Hybrid Adjustable Rate RMBS:
Rate reset in 1 year or less	$307,656	$306,137	4.36%	6	5.56%	12/25/34	40.3	1.2
Rate reset in 1 to 3 years	1,123,494	1,113,270	4.67%	25	5.59%	01/17/35	31.0	1.8
Rate reset in 3 to 5 years	2,778,084	2,756,517	4.91%	41	5.52%	05/25/35	28.1	1.9
Rate reset in 5 to 7 years	95,865	94,568	4.96%	66	5.62%	06/24/35	21.8	2.6
Rate reset in 7 to 10 years	422,648	416,792	5.22%	106	5.67%	07/22/35	15.5	3.5

Agency Fixed Rate RMBS:
15 year	120,065	120,129	5.50%	n/a	5.48%	10/23/20	11.9	3.0
30 year	1,795,771	1,789,883	5.82%	n/a	5.81%	12/18/35	13.3	3.3

Non-Agency AAA-Rated RMBS:
Hybrid adjustable rate	789,851	787,726	5.36%	43	5.78%	05/15/35	29.2	1.6
Fixed rate	681,744	667,819	5.55%	n/a	5.88%	01/31/34	12.2	4.9

Other (5):
Interest-only strips	220,802	33,568	n/m	n/a	15.00%	05/01/35	10.3	(43.1)
Interest-only strips - trading	548,614	5,050	n/m	n/a	11.67%	05/13/35	12.3	74.0
Interest-only and principal only strips	70,277	33,922	n/m	n/a	6.04%	09/25/34	10.2	3.8

Total RMBS	$8,954,871	$8,125,381

(1)	Includes securities classified as both available-for-sale and trading.

(2)	Represents number of months before conversion to floating rate.

(3)

Constant prepayment rate refers to the expected average annualized percentage rate of principal prepayments over the remaining life of the security. The values represented in this table are estimates only and the results of a third party financial model.

(4)	Modified duration represents the approximate percentage change in market value per 100 basis point change in interest rates.

(5)	Interest- and principal- only strips represent solely the interest or principal portion of a security. Therefore the par amount reflected should not be used as a comparison to fair value.

n/a - not applicable n/m – not meaningful

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

          As of September 30, 2006, the mortgages underlying our hybrid adjustable rate RMBS had fixed interest rates for a weighted average period of approximately 42 months, after which time the interest rates reset and become adjustable. The average length of time until contractual maturity of those mortgages was 30 years from date of issuance.

          After the reset date, interest rates on our hybrid adjustable rate RMBS float based on spreads over various LIBOR indices. These interest rates are subject to caps that limit the amount the applicable interest rate can increase during any year, known as an annual cap, and through the maturity of the applicable security, known as a lifetime cap. At September 30, 2006, the weighted average lifetime cap for the portfolio is an increase of 10.3% over the fixed rate, the weighted average maximum increase in the first year that the rates are adjustable is 4.6% and the weighted average maximum annual increase for years subsequent to the first year is 2.1%.

          Interest-only strips are purchased primarily as duration management tools or to enhance overall yields. These positions are classified in trading securities as they are held principally for the purpose of selling them in the near term, however, management may decide to hold these securities for a longer period of time. All other interest-only strips are classified as available-for-sale.

          The following table, in thousands, summarizes our available-for sale RMBS, according to their weighted average life:

	September 30, 2006

Weighted Average Life	Amortized Cost	Estimated Fair Value

Greater than one year and less than five years	$5,725,858	$5,643,533
Greater than five years and less than ten years	2,191,284	2,177,260
Greater than ten years	314,909	299,538

Total	$8,232,051	$8,120,331

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

          The actual weighted average lives of the RMBS in our investment portfolio could be longer or shorter than the estimates in the table above depending on the actual prepayment rates experienced over the lives of the applicable securities and the sensitivity to changes in both prepayment rates and interest rates. Our RMBS are recorded in available-for-sale securities in our condensed consolidated balance sheet as of September 30, 2006 and include our inverse interest-only strip securities, with the exception of two inverse interest-only strip securities, with a fair value of $5.1 million, classified as trading securities.

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

          The following table summarizes the Pinetree investments by asset class at September 30, 2006:

Asset Class	Par Amount	Fair Value	Weighted Average Life

	(In thousands)		(In years)

Residential B/C mortgage	$178,356	$179,331	2.78
Residential A mortgage	29,272	28,515	3.91
Home equity loan	38,421	37,812	2.39
CMBS conduit	28,996	28,867	5.85
CMBS large loan	7,384	7,394	2.03
ABS collateralized bond obligation	8,362	8,327	5.44
Credit card	3,000	3,097	1.64
Automobile loan	2,000	1,976	2.08
Small business loan	1,431	1,452	3.31

Total	$297,222	$296,771	3.18

          At September 30, 2006, Pinetree held $296.8 million of ABS classified as available-for-sale securities and $9.7 million of restricted cash and cash equivalents, which are generally being utilized to purchase additional ABS and pay distributions to debt and equity holders. The ABS are backed primarily by residential mortgages, home equity loans and commercial mortgages. The portfolio is composed of both fixed and floating rate securities, comprising 24.7% and 75.3% of the portfolio, respectively. The fixed portfolio has a weighted average rate of 5.69% while the variable portfolio has a weighted average spread of 2.01% over LIBOR.

          The table below summarizes the Pinetree portfolio by Moody’s rating at September 30, 2006:

Moody’s Rating	% of Total

Aaa	3.65%
Aa1	0.44%
Aa2	0.67%
Aa3	1.68%
A1	1.20%
A2	4.31%
A3	4.81%
Baa1	13.34%
Baa2	33.46%
Baa3	36.44%

100.00%

          The Moody’s weighted average rating factor, or WARF, for the Pinetree portfolio as of September 30, 2006 is 393, which translates to a weighted average Moody’s rating of between Baa2 and Baa3. At September 30, 2006, we held 65 asset-backed securities with a fair value of $115.9 million, valued below cost, of which 35 securities with a fair value of $63.0 million were valued below cost for greater than twelve months. None of the asset-backed securities had been downgraded by the two major credit rating agencies since their purchase. We do not believe any of the asset-backed securities are other-than-temporarily impaired at September 30, 2006 and we have the intent and ability to hold these securities until the value is recovered, which may be to maturity.

Loans and Credit Derivatives

          At September 30, 2006, we held loans totaling $621.9 million, or 6.8% of our investment portfolio. We held $351.6 million funded directly, $265.3 million via a CLO transaction in one of our taxable REIT subsidiary entities, Market Square CLO Ltd, or Market Square and $5.0 million of loans we purchased. These loans are classified in held for sale and carried at the lower of cost or fair value. Loans held for investment were $339.4 million at September 30, 2006. These loans are carried at amortized cost with any discount or premium accreted or amortized in interest income using the interest method. We assess loans held for investment for impairment and record an allowance for loan losses if necessary. We identified no estimated probable credit losses in our portfolio as of September 30, 2006 and thus have not provided an allowance for loan losses.

The following summarizes our loan portfolio, excluding credit default swaps, by loan classification at September 30, 2006:

	Carrying Value

Type of Loan	Loans	Loans Held for Sale	Total

	(In thousands)

Loans held in CLO	$—	$265,322	$265,322
Structured and syndicated loans	330,118	5,000	335,118
Commercial mortgages	9,329	12,160	21,489

	$339,447	$282,482	$621,929

(1)	Commercial mortgage loans include participating interests in commercial mortgage loans

          Loans Held in CLO

          In March 2005, we entered into an agreement to finance the purchase of up to $300.0 million of syndicated bank loans by Market Square during the warehouse period. In May 2005, Market Square repaid the warehouse borrowing and issued preference shares of $24.0 million and several classes of notes aggregating $276.0 million. We purchased 100% of the preference shares representing substantially all of the equity interest in Market Square. Upon review of the transaction and subsequent securitization, we determined that Market Square was a VIE under FIN 46R and we were the primary beneficiary of the VIE, causing us to consolidate Market Square. The notes have a weighted average interest rate of LIBOR plus 0.49% and are secured by the loan portfolio. At September 30, 2006, Market Square had $265.9 million of loans outstanding with a carrying value of $266.3 million which is included in loans held for sale, $16.9 million of restricted cash and cash equivalents, which are generally utilized to purchase additional loans and pay distribution to debt and equity holders, and $276.0 million of notes payable included in long-term debt. The weighted average coupon spread over LIBOR on the loan portfolio was 2.73% and the weighted average contractual maturity was 5.3 years.

          The following table summarizes the Market Square loan portfolio by Moody’s rating as of September 30, 2006:

			Weighted Average
		Estimated Fair Value
Moody’s Rating	Par Value		Spread	Contractual Maturity

	(In thousands)

Baa3	$1,994	$1,998	2.25%	12/09/06
Ba1	11,458	11,492	1.74%	09/02/10
Ba2	12,234	12,264	1.80%	03/18/12
Ba3	43,546	43,603	2.24%	02/14/12
B1	68,428	68,340	2.35%	02/19/12
B2	102,628	103,062	3.23%	05/22/12
B3	22,705	22,680	3.46%	06/25/11
Caa1	2,948	2,878	3.52%	01/30/12

	$265,941	$266,317	2.73%

          The Market Square bank loan portfolio is diversified across 31 Moody’s industries as of September 30, 2006. The Market Square portfolio as of September 30, 2006 has a WARF of 2365, which translates to a weighted average Moody’s rating of between B1and B2.

          Structured and Syndicated Loans

          The following table summarizes our structured and syndicated loans as of September 30, 2006:

Type of Loan	Carrying Value	Weighted Average Coupon

	(In thousands)

First lien	$104,358	11.05%
Second lien	159,876	13.11%
Mezzanine and other	70,884	14.05%

	$335,118	12.67%

          At September 30, 2006, we had structured and syndicated loans totaling $335.1 million, $330.1 million classified as loans held for investment and $5.0 million of loans held for sale. The mezzanine and other loans are generally unsecured.

          Commercial Mortgage Loans (including participating interests)

          At September 30, 2006, we had invested in junior participation interests in commercial mortgages originated by Hometown Commercial Capital, LLC, classified as held for sale, and held three commercial mortgage loans, classified as held for investment, we originated with a carrying value of $12.2 million and $9.3 million, respectively.

          Credit Default Swaps

          At September 30, 2006, we held 25 credit default swaps, as the protection seller, with an aggregate notional amount of $71.0 million. As of September 30, 2006, these CDS had a net fair value of $0.7 million, recorded in derivative assets and derivative liabilities in the condensed consolidated balance sheet in the amounts of $0.8 million and $0.1 million, respectively.

          Total Return Swaps

          At September 30, 2006, we held one total return swap with a notional amount of $7.5 million and a fair value of $0.2 million recorded in derivative assets.

Common and Preferred Equities

          At September 30, 2006, our common and preferred equities investments had a total carrying value of $13.2 million. Equity investments with a readily determinable fair value are classified as available-for-sale securities in our condensed consolidated balance sheet. All other equity investments are classified as other investments.

Interest Receivable

          At September 30, 2006, our interest receivable of $55.0 million related to the following:

•	RMBS - $37.8 million

•	Loans - $10.1 million

•	Derivatives - $4.5 million

•	Various other investments - $2.6 million

Hedging Instruments

          There can be no assurance that our hedging activities will have the desired beneficial impact on our results of operations, financial condition or net cash flows. Moreover, no hedging activity can completely insulate us from the risks associated with changes in interest rates and prepayment rates. We generally intend to hedge as much of the interest rate risk as the Manager determines is in the best interest of the Company’s stockholders, after considering among other things the cost of such hedging transactions and our desire to maintain our status as a REIT. Our policies do not contain specific requirements as to the percentages or amount of interest rate risk that our Manager is required to hedge.

          For each of the periods ended September 30, 2006 and 2005, we entered into interest rate swaps and interest rate swap forwards as a means of mitigating our interest rate risk on forecasted interest expense associated with repurchase agreements for a specified future time period, represented by the term of the interest rate swap contract. An interest rate swap is a contractual agreement entered into by two parties under which each agrees to make periodic payments to the other for an agreed period of time based upon a notional amount of principal. Under the most common form of interest rate swap, a series of payments calculated by applying a fixed rate of interest to a notional amount of principal is exchanged for a stream of payments similarly calculated using a floating rate of interest. This is a fixed-floating interest rate swap. We hedge a portion of our short-term debt by entering into fixed-floating interest rate swap agreements whereby we receive the floating rate of interest and pay a fixed rate of interest. An interest rate swap forward is an interest rate swap based on a floating interest rate to be set at an agreed future date at which time the swap becomes effective.

          At September 30, 2006, we had a portfolio of 227 designated interest rate swaps with maturities ranging from December 2006 to August 2016 and a total notional amount of $6.6 billion and a net fair value of $52.1 million. Under the interest rate swap and interest rate swap forward agreements we have in place, we receive interest at rates that reset periodically, generally every one or three months, and usually pay a rate fixed at the initiation of and for the life of the swap agreements. The current market value of interest rate swaps is heavily dependent on the current market fixed rate, the corresponding term structure of floating rates as well as the expectation of changes in future floating rates (yield curve). As expectations of future floating rates change, the market value of interest rate swaps changes. Based on the daily market value of those interest rate swaps and interest rate swap forward contracts, our counterparties may request additional margin collateral or we may request additional collateral from our counterparties to ensure that an appropriate margin account balance is maintained at all times through the maturity of the contracts. At September 30, 2006, the unrecognized gain on interest rate swap transactions in accumulated other comprehensive income of $61.3 million includes cumulative deferred gains on terminated swaps of $4.4 million that will be amortized over the original hedging period.

          As of September 30, 2006, we held two interest rate swaps and two interest rate floors with notional amounts of $74.0 million and $409.8 million, respectively, that were not designated as hedges. Accordingly, changes in fair value of these derivatives are recorded in net gain on derivatives in the condensed consolidated statement of operations. As of September 30, 2006, these interest rate swaps and interest rate floors had a net negative fair value of $0.2 million and $3.8 million, respectively, recorded in derivative liabilities in the condensed consolidated balance sheet. In connection with the two interest rate floors, we received a payment of $3.3 million and in return will make payments based on the spread in LIBOR rates, if a one-month LIBOR decreases below 5.05% and 5.00%, on the amortizing notional amounts. As of September 30, 2006, the notional amount of the two interest rate floors was $255.9 and $153.9 and are amortizing over four and twelve years, respectively.

Liabilities

          We have entered into repurchase agreements to finance many of our purchases of RMBS. These agreements are secured by RMBS and bear interest rates that have historically moved in close relationship to LIBOR. As of September 30, 2006, we established 17 borrowing relationships with various financial institutions and other lenders. As of September 30, 2006, we had an outstanding repurchase agreement balance with 11 of those relationships.

          At September 30, 2006, we had outstanding repurchase agreement liabilities of $7.4 billion, including accrued interest, with a weighted-average current borrowing rate of 5.39%. We intend to renew these repurchase agreements as they mature under the then-applicable borrowing terms of the counterparties to the repurchase agreements. At September 30, 2006, the repurchase agreements were secured by RMBS and other investment securities with an estimated fair value of $7.5 billion and had weighted-average remaining maturities of 34 days. The net amount at risk, defined as fair value of securities sold, including accrued interest income, minus repurchase agreement liabilities, including accrued interest expense, with all counterparties was $140.0 million at September 30, 2006. See details of the net amount at risk later in this section under the heading “Liquidity and Capital Resources.”

          On March 10, 2006, we entered into an up to $300.0 million three year revolving warehouse funding agreement with Wachovia Capital Markets, LLC (the “Facility”). Financing under the Facility will be secured by assets ranging from large syndicated bank loans to subordinated notes and preferred stock. Advance rates under the Facility vary by asset type. The Facility is available to two bankruptcy remote special purpose vehicles (DWFC, LLC and Deerfield Triarc TRS (Bahamas) Ltd.) and the debt holder has recourse only to the assets of these entities, which total $339.4 million at September 30, 2006. We expect to pursue term funding of these assets via securitization in a future CDO. At September 30, 2006, we had $222.1 million of debt outstanding related to the Facility. We incurred $1.2 million of debt issuance costs that are being amortized into interest expense over the term of the Facility. The annual interest rate for the Facility is based on short-term commercial paper rates as defined in the warehouse funding agreement, plus 0.75% for large syndicated loans or plus 0.90% for all other loans.

          We terminated warehousing agreements and replaced those liabilities with the issuance of long-term debt and equity securities by Pinetree and Market Square as of November 30, 2005 and May 10, 2005, respectively. The Pinetree and Market Square long-term debt issuances bear weighted average interest rates, that reset quarterly, of LIBOR plus 0.55% and 0.49% and based on the last reset date were 6.03% and 5.99%, respectively, as of September 30, 2006. As of September 30, 2006, we have $287.9 million and $276.0 million of long-term debt resulting from the Pinetree and Market Square transactions, respectively.

          On September 29, 2005 and August 2, 2006, we issued $51.6 million and $25.8 million of unsecured junior subordinated notes payable to Trust I and Trust II, respectively. The Trust I securities mature on October 23, 2035 but are callable by us on or after October 10, 2010 and the Trust II securities mature on October 20, 2036 but are callable by us on or after October 30, 2011. Interest is payable quarterly at a floating rate equal to LIBOR plus 3.50% per annum and 2.25% per annum for the Trust I and Trust II, respectively. This rate was 8.99% and 7.72% for Trust I and Trust II, respectively, at September 30, 2006.

          At September 30, 2006, we had $411.6 million due to broker; all amounts are expected to settle in the following quarter. The due to broker consisted of the following:

•	Unsettled RMBS purchases - $366.5 million

•	Unsettled bank loan purchases - $25.7 million

•	Swap margin due to broker - $19.5 million

          Interest payable at September 30, 2006 of $24.0 million consists of:

•	Net accrued interest payable on interest rate swaps - $12.5 million

•	Market Square long-term debt interest payable - $3.3 million

•	Pinetree long-term debt interest payable - $4.2 million

•	Revolving Warehouse Facility long-term debt interest payable - $2.9 million

•	Unsecured junior subordinated interest payable to Trusts - $1.1 million

          At September 30, 2006, we had $3.5 million payable to our Manager for management and incentive fees totaling $2.2 million and $1.3 million, respectively.

          At September 30, 2006, other payables of $1.9 million consisted of:

•	Debt issuance costs - $0.9 million

•	Audit and tax related services - $0.2 million

•	Income taxes payable - $0.2 million

•	Other miscellaneous - $0.6 million

Stockholders’ Equity

          Stockholders’ equity at September 30, 2006 was $712.5 million and primarily consisted of the following 2006 activity:

•	Net unrealized gain on available-for-sale securities - $3.9 million

•

Net unrealized loss on cash flow hedges - $8.9 million (including a net change of $(1.7) million related to deferred gains on terminated interest rate swaps that are amortized over their original hedging period)

•	Contributions to additional paid-in capital related to compensation for restricted stock, common stock grants and option grants to our Manager - $1.6 million

•	Contributions to additional paid-in capital related to compensation paid to our independent directors in the form of fully vested shares of common stock - $0.1 million

•	Retained earnings - $56.9 million of net income less $38.2 million of declared dividends

          Our initial public offering of common stock was declared effective by the Securities and Exchange Commission on June 28, 2005. Trading of our shares commenced on June 29, 2005 on the New York Stock Exchange under the ticker symbol “DFR”.

Results of Operations

For the three and nine months ended September 30, 2006 compared to the three and nine months ended September 30, 2005

Summary

          Our net income for the three and nine months ended September 30, 2006 was $19.6 million and $56.9 million or $0.38 and $1.10 per weighted-average diluted share outstanding, respectively. This compared to $14.1 million and $26.8 million or $0.27 and $0.76 per weighted-average diluted share outstanding, respectively, for the same periods in 2005. The increase in net income for the three and nine months ended September 30, 2006 compared to the same periods ended September 30, 2005 was primarily attributable to a larger average investment portfolio balance. For the three months ended September 30, 2006, our portfolio increased by $0.4 billion to $9.1 billion and during the same period in the prior year, the portfolio increased by $3.0 billion to $7.5 billion. For the nine months ended September 30, 2006 and 2005, our portfolio increased by $1.4 billion and $6.9 billion, respectively. We commenced operations in late December 2004, with a private placement netting us $379.7 million of capital and an additional $365.8 million of capital was raised in late June 2005 through our initial public offering. The raising of this new capital and commencement of operations resulted in our portfolio ramping for most of 2005. Therefore, in addition to comparing the periods presented we have also included certain discussion and analysis in this summary compared to the quarterly periods ended June 30, 2006 and March 31, 2006 to provide some more recent trends and analysis.

          In addition to the size of the portfolio increasing in 2006, we have also been diversifying our overall portfolio mix by increasing our investments in what we classify as alternative assets. As of September 30, 2006, we had $980.6 million of alternative assets, or 10.8% of our portfolio, compared to $608.6 million, or 8.1% of our portfolio at September 30, 2005. Alternative assets were $895.4 million, or 10.3% of our portfolio, and $820.2 million, or 9.2% of our portfolio as of June 30, 2006 and March 31, 2006, respectively. We closed a warehouse funding agreement with Wachovia Capital Markets, LLC, or the Facility, in March 2006 and as of September 30, 2006 had utilized $222.1 million of the Facility. We expect to utilize the full $300.0 million available to us under the Facility to fund future alternative investments.

          We diversified our RMBS portfolio during 2006 by investing in more fixed 15-year and 30-year RMBS. We expect to continue to invest opportunistically in RMBS, which could result in investing in either fixed or hybrid adjustable rate RMBS. As of September 30, 2006, $2.6 billion of our RMBS are fixed rate securities compared to $433.2 million as of September 30, 2005. As a percentage of our total RMBS portfolio, fixed rate securities composed 31.7%, 28.3%, 26.6% and 11.8% of our September 30, 2006, June 30, 2006, March 31, 2006, and December 31, 2005 total RMBS balances, respectively. This recent shift toward fixed securities was done with the expectation of providing a higher coupon and lower priced RMBS, in the form of 15-year and 30-year fixed RMBS, which complement a mortgage portfolio with lower interest rates and the embedded option risk attributable to our seasoning hybrid adjustable rate RMBS. This activity is not necessarily indicative of future purchases. Additionally, we are anticipating the eventual decrease in hedging income due to expiration of interest rate swaps that are currently providing a net interest income contribution. Over time, we expect the mortgage portfolio to be able to generate adequate profit margins to funding without the contribution of interest rate swaps as a larger percentage of higher yielding mortgages replace the existing amortizing portfolio.

          We expect to continue our opportunistic investment selection and strategy of limiting interest rate risk through active hedging risk management in an effort to mitigate the impact of a rising interest rate environment. We also expect continued focus on managing the volatility of the mortgage portfolio and achievement of our targeted margins in a challenging interest rate environment. If we determine that market conditions and market opportunities are favorable, we expect to explore additional opportunities to raise additional capital and fully deploy and leverage our equity.

Net Interest Income

          The following table summarizes our interest income components:

	Three months ended September 30,			Nine months ended September 30,

	2006	2005	Difference	2006	2005	Difference

	(In thousands)

RMBS	$100,349	$69,952	$30,397	$293,942	$131,255	$162,687
Amortization of purchase (premium) discount, net	(6,615)	(5,813)	(802)	(18,110)	(10,075)	(8,035)

Net RMBS	93,734	64,139	29,595	275,832	121,180	154,652

Loans	17,074	6,409	10,665	41,417	10,425	30,992
ABS held in CDO	5,295	2,457	2,838	15,206	3,420	11,786
All other asset classes	955	589	366	3,259	1,206	2,053
Short-term investments	490	960	(470)	1,298	2,708	(1,410)

Total interest income	$117,548	$74,554	$42,994	$337,012	$138,939	$198,073

(1)	Loans includes loans held for sale

          The increase in interest income by $43.0 million and $198.1 million for the three and nine months ended September 30, 2006 compared to the three and nine months ended September 30, 2005, was primarily attributable to the significant increase in our investment portfolio. For the three months ended September 30, 2006, our portfolio increased by $0.4 billion to $9.1 billion and during the same period in the prior year, the portfolio increased by $3.0 billion to $7.5 billion. For the nine months ended September 30, 2006 and 2005, our portfolio increased by $1.4 billion and $6.9 billion, respectively. To a lesser extent the overall increase in overall interest rate environment and our diversification into alternative assets, which provide a higher interest rate than our RMBS portfolio, also contributed to the increase in interest income.

          The following table summarizes our interest expense:

	Three months ended September 30,			Nine months ended September 30,

	2006	2005	Difference	2006	2005	Difference

	(In thousands)

Repurchase agreements	$99,702	$49,073	$50,629	$270,213	$85,048	$185,165
Designated hedging activity	(16,088)	3,915	(20,003)	(30,962)	10,106	(41,068)
Long-term debt	12,932	2,743	10,189	31,273	5,275	25,998
Amortization of debt issuance cost	997	89	908	2,033	139	1,894
Margin borrowing	296	19	277	684	19	665

Total interest expense	$97,839	$55,839	$42,000	$273,241	$100,587	$172,654

          The increase in interest expense of $42.0 million and $172.7 million for the three and nine months ended September 30, 2006 compared to the three and nine months ended September 30, 2005, was primarily a result of carrying a larger outstanding debt balance for the 2006 periods compared to the prior year periods, as well as higher interest rates. Interest expense related to repurchase agreements increased $50.6 million and $185.2 million for the three and nine months ended September 30, 2006 compared to the three and nine months ended September 30, 2005. The increase in outstanding repurchase agreements during the period was primarily the result being fully ramped in 2006 and increasing our overall leverage as compared to the ramping of the portfolio during 2005. Interest expense related to long-term debt for the three and nine months ended September 30, 2006 increased $10.2 million and $26.0 million compared to the same periods in 2005, respectively. In addition to the Market Square, Trust I and Pinetree long-term debt that has been outstanding since May 2005, late September 2005, and late November 2005, respectively, being outstanding for all periods during 2006 we also increased our use of leverage through the Facility we closed in March 2006 and Trust II closed in August 2006 which had $222.1 million and $25.8 million outstanding at September 30, 2006. These increases in interest expense were partially offset by our designated hedging, which reduced interest expense by $16.1 million and $31.1 million for the three and nine months ended September 30, 2006, respectively, compared to increases of $3.9 million and $10.1 million for the same periods in 2005, respectively. Included in the designated hedging activity was an increase to interest expense of $1.1 million and $0.7 million for the three and nine months ended September 30, 2006 compared to a decrease to interest expense of $0.1 million for both the prior year periods. We are currently in a net-receive position on substantially all of our interest rate swaps due to the increase in variable interest rates, which is the basis for our receipt of payments, above the fixed rate payments we are making on these interest rate swaps. For the three months ended September 30, 2006 we increased the notional value of our designated interest rate swaps by $0.9 billion to manage the overall duration of our RMBS portfolio and manage the future expiration of swaps. To a lesser extent, the increase in short-term borrowing rates and overall rising interest rate environment, partially offset by our hedging activity, also contributed to increased interest expense since our funding sources are primarily tied to short-term interest rates or reset on a relatively short-term basis.

Expenses

          The following table summarizes our expenses for the periods presented:

	Three months ended September 30,			Nine months ended September 30,

	2006	2005	Difference	2006	2005	Difference

	(In thousands)

Base management fee	$3,338	$3,254	$84	$9,982	$6,613	$3,369
Amortization related to restricted stock and options	377	677	(300)	1,038	2,922	(1,884)
Incentive fee	1,316	—	1,316	3,319	—	3,319

Total management and incentive fees	5,031	3,931	1,100	14,339	9,535	4,804

Audit and audit-related fees	248	253	(5)	691	442	249
Legal fees	127	46	81	308	91	217
Other professional fees	213	15	198	515	18	497

Total professional services	588	314	274	1,514	551	963

Insurance premiums	186	167	19	551	512	39

Board of directors fees	105	72	33	441	319	122
Banking and other administrative fees	149	56	93	430	158	272
Software and data feeds	58	111	(53)	212	165	47
Other general and administrative fees	66	319	(253)	243	399	(156)

Total general and administrative fees	378	558	(180)	1,326	1,041	285

Total expenses	$6,183	$4,970	$1,213	$17,730	$11,639	$6,091

          Our expenses increased $1.2 million and $6.1 million for the three and nine months ended September 30, 2006 compared to the same periods in 2005, respectively. The increase in expenses for the three and nine months ended September 30, 2006, was primarily attributable to an increase in total management and incentive fees of $1.1 million and $4.8 million compared to the same periods in 2005, respectively. The increase in management and incentive fees is primarily attributed to our increased equity and the impact of the effective use of our leverage, which increased our invested assets and provided increased net income per share, resulting in our Manager earning an incentive fee for the each of the periods presented in 2006 compared to zero in 2005. The overall growth of our operations and costs associated with becoming a publicly traded company were the primary drivers for the remaining increased expenses of $0.1 million and $1.3 million in all other expense line items for the three and nine months ended September 30, 2006 compared to the same periods in 2005, respectively.

Other Income and Gain (Loss)

          The following table summarizes our other income and gain (loss) for the periods presented:

	Three months ended September 30,			Nine months ended September 30,

	2006	2005	Difference	2006	2005	Difference

	(In thousands)

Net realized gain (loss) on available-for-sale securities	$1,780	$174	$1,606	$7,121	$(829)	$7,950
Other-than-temporary impairment on available-for-sale securities	—	—	—	(2,034)	—	(2,034)

Net gain (loss) on available-for-sale securities	1,780	174	1,606	5,087	(829)	5,916

Net realized gain on trading securities	469	—	469	469	—	469
Net unrealized gain (loss) on trading securities	2,573	(1,914)	4,487	814	(1,411)	2,225

Net gain (loss) on trading securities	3,042	(1,914)	4,956	1,283	(1,411)	2,694

Net realized gain (loss) on loans	728	157	571	1,419	(95)	1,514
Net unrealized gain (loss) on loans	(233)	297	(530)	(564)	(337)	(227)

Net gain (loss) on loans	495	454	41	855	(432)	1,287

Net realized gain (loss) on undesignated interest rate swaps	451	(640)	1,091	1,460	1,598	(138)
Net realized gain on credit default swaps	575	272	303	1,472	430	1,042
Net unrealized gain (loss) on undesignated interest rate swaps	(866)	1,441	(2,307)	(196)	393	(589)
Net unrealized gain (loss) on credit default swaps	232	414	(182)	488	208	280

Net gain (loss) on derivatives	392	1,487	(1,095)	3,224	2,629	595

Dividend income and other net gain	610	223	387	804	245	559

Total other income and gain (loss)	$6,319	$424	$5,895	$11,253	$202	$11,051

Total realized net gain	$4,613	$186	$4,427	$12,745	$1,349	$11,396

Total unrealized net gain (loss)	$1,706	$238	$1,468	$(1,492)	$(1,147)	$(345)

          For the three and nine months ended September 30, 2006, our other income and gain (loss) increased by $5.9 million and $11.1 million as compared to the same periods in 2005. This increase is largely a result of increases of $1.6 million and $8.0 million in net realized gains on sale of available-for sale securities for the three and nine months ended September 30, 2006 compared to the same periods in the prior year, respectively. This increase was partially offset by a $2.0 million other-than-temporary impairment identified on two inverse interest-only strip securities for the nine months ended September 30, 2006. We also had increased net gains on trading securities, totaling $5.0 million and $2.7 million for the three and nine months ended September 30, 2006 compared to the same periods in 2005, respectively. These increases are primarily attributable to two inverse interest-only strip securities. Our inverse interest-only strip securities have been purchased for duration management or yield enhancement to our RMBS portfolio. The increases for the three months ended September 30, 2006 and nine months ended September 30, 2006, compared to the same periods in the prior year were offset by a $1.1 million decrease in net gains on derivatives and further increased by a $0.6 million increase in net gain on derivatives, respectively. For the three and six months ended September 30, 2006 $4.6 million and $12.7 million, respectively, of the total other income and gain (loss) are realized.

Income Tax Expense

          We have elected and intend to continue our qualification as a REIT under the Internal Revenue Code, or the Code. Accordingly, we are largely exempt from federal or state income tax to the extent that we distribute all taxable income to our stockholders’ and meet certain REIT asset, income and ownership tests and record keeping requirements are fulfilled. We continue to make and hold most of our investments and conduct most of our other operations through our wholly owned limited liability company subsidiary. Even if we qualify for exemption from federal taxation as a REIT, we may be subject to some amount of federal, state and local taxes on our taxable income. Deerfield Triarc TRS Holdings, Inc., our domestic taxable REIT subsidiary, is taxed as a regular subchapter C corporation under the Code. Deerfield Triarc TRS Holdings, Inc. was formed to make, from time to time, certain investments that would not be REIT qualifying investments if made directly by us and to earn income that would not be REIT qualifying income if earned directly by us. For the three and nine months ended September 30, 2006, Deerfield Triarc TRS Holdings, Inc. invested primarily in short-term bank loan and bond trading positions, which contributed to gross taxable income of $0.7 million and $1.0 million less tax expense of $0.3 million and $0.4 million, respectively. TRS Holdings, Inc. reported $0.2 million of taxable income and $0.1 million of tax expense for both the three and nine months ended September 30, 2005.

          Market Square and Deerfield Triarc TRS (Bahamas) Ltd., or Deerfield Triarc Bahamas, are foreign taxable REIT subsidiaries. Market Square was formed to complete a securitization transaction structured as a secured financing and Deerfield Triarc Bahamas was formed for certain loan investments within the Facility. Market Square is organized as an exempted company incorporated with limited liability under the laws of the Cayman Islands, and Deerfield Triarc Bahamas is organized as an international business company under the laws of the Commonwealth of the Bahamas. Both companies are generally exempt from federal and state income tax at the corporate entity level because they restrict their activities in the

United States to trading in stock and securities for their own account. Therefore, despite their status as taxable REIT subsidiaries, they generally will not be subject to corporate income tax on their earnings; however, we will generally be required to include their current taxable income in our calculation of REIT taxable income.

Liquidity and Capital Resources

          We held cash and cash equivalents of $96.7 million at September 30, 2006.

          Our operating activities provided cash of $58.4 million for the nine months ended September 30, 2006, primarily through the following:

          Net income and adjustments for non-cash items netted to inflows of $68.4 million, consisting of the following:

•	Net income - $56.9 million

•	Net premium and discount amortization - $20.2 million

•	Other-than-temporary impairment of available-for-sale securities - $2.0 million

•	Share-based compensation - $1.5 million

•	Unrealized loss from other investment - $0.3 million

•	Net realized gains on available for sale securities - $(7.1) million

•	Net non-cash derivative impact on operating activities - $(3.9) million

•	Net gain on trading securities - $(1.3) million

•	Net gain on loans held for sale - $(0.2) million
Net change in operating assets and liabilities of $11.2 million
Additional, net inflows from operations from net receipts on derivatives - $4.1 million
Net outflows totaled $25.3 million, consisting of the following:

•	Net change in loans held for sale - $6.1 million

•	Net purchases of trading securities - $19.2 million

          Our investing activities used cash of $767.8 million during the nine months ended September 30, 2006 primarily from purchase of available-for-sale securities and loans totaling $2.9 billion, purchase of other investments of $1.5 million offset primarily by principal payments and proceeds from sale of available-for-sale securities of $2.0 billion, principal payments and proceeds from loans totaled $78.0 million, and the $58.6 million of change in restricted cash and cash equivalents.

          Our financing activities provided cash of $770.5 million during the nine months ended September 30, 2006, primarily from net borrowings under repurchase agreements and our revolving warehouse funding agreement of $580.3 million and $222.1 million, respectively. Additionally, proceeds from the issuance of long-term debt and receipt of payments for a designated derivative containing a financing element were $25.8 million and $0.5 million, respectively. These inflows were offset by payments of debt issuance costs, principal payments on long-term and dividends of $1.7million, $0.1 million and $56.3 million, respectively.

          During the second and third quarter of 2006, we began to utilize a portion of principal and interest receipts from our RMBS portfolio to reduce our repurchase agreement balance. This action was taken in order to manage our liquidity and maintain our leverage at a level we believe is appropriate. As additional proceeds become available we will continue to evaluate the appropriate use of those funds between funding new investments and reducing our overall leverage.

          Leverage

          At September 30, 2006, our GAAP leverage was 11.5 times equity, which was calculated by dividing our total debt (repurchase agreements and long-term debt) of $8.2 billion by total stockholders’ equity of $712.5 million, as reported in our GAAP financial statements. However, when we discuss leverage we are referring to our total debt of $8.2 billion less trust preferred debt of $77.3 million. We then divide this amount by our total stockholders equity of $712.5 million plus trust preferred debt of $77.3 million. We believe that this is a reasonable measure for leverage and we utilize this amount for managing our business. Using this methodology our overall leverage was 10.3 times adjusted equity at September 30, 2006 compared with 11.2, 10.1 and 9.8 times adjusted equity at June 30, 2006, March 31, 2006 and December 31, 2005, respectively.

          The decrease in leverage during the three months ended September 30, 2006 is primarily driven by a combination of the fluctuation in the fair value of our available-for-sale securities and designated derivatives, which are recognized as adjustments to other comprehensive income and to a lesser extent our paydown of repurchase agreements. Other comprehensive income increased by $33.3 million, decreased by $28.9 million and decreased by $9.5 million for the three months ended September 30, 2006, June 30, 2006 and March 31, 2006, respectively. The fluctuation in the fair value of our RMBS portfolio and designated interest rate swaps is primarily determined by whether the securities or swaps are above or below the current prevailing interest rates as well as changes in the hybrid adjustable rate loans as they approach their reset date.

          Sources of Funds

          In addition to our December 2004 initial private offering, and June 2005 initial public offering, our primary source of funding has consisted of net proceeds from repurchase agreements. We have also generated proceeds through long-term debt of Market Square and Pinetree, the issuance of trust preferred debt securities, and more recently, in August of 2006 we closed a trust preferred securities transaction providing an additional $25.8 million and in March of 2006 we closed an alternative asset revolving warehouse funding facility with Wachovia Capital Markets, LLC. providing up to $300.0 million.

          The following is a summary of our borrowings at September 30, 2006:

	Repurchase Agreements	Term Financing CDOs	Wachovia Facility	Trust Preferred Securities	Total

Outstanding balance	$7,374,379	$563,905	$222,050	$77,324	$8,237,658
Weighted average borrowing rate	5.39%	6.01%	5.38%	8.56%	5.46%
Weighted-average remaining maturity (in years)	0.09	25.10	2.44	29.44	2.14
Fair value of collateral (including accrued interest)	$7,514,409	$610,992	$338,449	n/a	n/m

n/m – not meaningful
n/a – not applicable

          For the nine months ended September 30, 2006, net proceeds from repurchase agreements totaling $7.4 billion, with a weighted-average current borrowing rate of 5.39%, were primarily used to finance the acquisition of mortgage-related assets. We expect to continue to borrow funds in the form of repurchase agreements. As of September 30, 2006, we had established 17 borrowing arrangements with various investment banking firms and other lenders, 11 of which we had an outstanding repurchase agreement balance as of September 30, 2006. Increases in short-term interest rates could negatively impact the valuation of our mortgage-related assets, which could limit our borrowing ability or cause our lenders to initiate margin calls. Amounts due upon maturity of our repurchase agreements will be funded primarily through the rollover/reissuance of repurchase agreements and monthly principal and interest payments received on our mortgage-backed securities.

          On March 10, 2006, we entered into an up to $300 million revolving warehouse funding agreement with Wachovia Capital Markets, LLC, or the Facility. Financing under the Facility is secured by assets ranging from large syndicated bank loans to subordinated notes and preferred stock. Advance rates under the Facility vary by asset type. The Facility is available to two bankruptcy remote special purpose vehicles (DWFC, LLC and Deerfield Triarc TRS (Bahamas) Ltd.) and debt holders have recourse only to the assets of these entities. We expect to pursue term funding of these assets via securitization in a CLO structure at some point in the future. At September 30, 2006 we had $222.1 million outstanding related to the Facility. The Facility has provided additional leverage for our loan portfolio that was previously being funded with equity.

          On August 2, 2006, we issued $25.8 million of unsecured junior subordinated notes payable to Trust II. The Trust II securities mature on October 20, 2036 but are callable by us on or after October 30, 2011. Interest is payable quarterly at a floating rate equal to LIBOR plus 2.25% per annum, this rate was 7.72% at September 30, 2006.

          The following table presents certain information regarding the amount at risk related to our repurchase agreements as of September 30, 2006:

	Amount at Risk (1)	Weighted-Average Remaining Maturity

Repurchase Agreement Counterparties:	(In thousands)	(In days)

Bear, Stearns & Co. Inc.	$1,218	25
Barclays Capital Inc.	7,024	46
Countrywide Securities Corporation	14,872	36
Credit Suisse Securities (USA) LLC	24,067	32
J.P. Morgan Securities Inc.	(3,621)	15
Lehman Brothers Inc.	4,010	14
Merrill Lynch Government Securities Inc.	31,353	28
Merrill Lynch, Pierce, Fenner & Smith Incorporated	(1,360)	25
Mitsubishi UFJ Securities (USA), Inc.	12,290	15
Nomura Securities International, Inc.	17,244	35
UBS Securities LLC	32,933	44

Total	$140,030

(1)	Equal to the fair value of securities pledged, and related accrued interest receivable, minus repurchase agreement liabilities, and related accrued interest payable.

          Except as noted below, the repurchase agreements for these facilities do not include substantive provisions other than those contained in the standard master repurchase agreement as published by the Bond Market Association. The agreement for one repurchase facility includes provisions that (a) limit our ability to resell or transfer bearer debt securities issued by a non-US entity and securities that have not been registered under the Securities Act and (b) establish an event of default upon our insolvency or our default under any other agreement with the counterparty. Another repurchase facility includes provisions that establish termination events if (a) we incur a net asset value decline of 15% on a monthly basis, 25% on a quarterly basis and 35% on an annual basis, except that net asset value reductions resulting from distributions are excluded in measuring such declines, (b) we fail to maintain a minimum net asset value of $188 million, (c) the Manager ceases to be our manager, (d) we fail to qualify as a REIT or (e) we fail to deliver certain documents, including monthly net asset value, prospectus, performance or other reports delivered to our stockholders and an annual representation of our president or chief financial officer. An event of default or termination event under the standard master repurchase agreement or additional provisions explained above would give our counterparty the option to terminate all repurchase transactions existing with us and make any amount due by us to the counterparty to be payable immediately.

          We intend to make regular quarterly distributions of all or substantially all of our REIT taxable income to holders of our common stock. We expect to declare dividends on a quarterly basis and typically late in the month following the quarter end, except for the fourth quarter of the year, which we expect to declare in December in order to avoid additional excise tax. In order to avoid corporate-level income tax on our income, we are required to distribute 100% of our REIT taxable income and short-term capital gains on an annual basis. This requirement can impact our liquidity and capital resources. The following summarizes our dividends during 2006:

Declaration Date	Record Date	Payment Date	Per Share Dividend	Dividend Payment

04/24/06	05/04/06	05/26/06	$0.36	$18,597
07/25/06	08/04/06	08/28/06	0.38	19,646
10/24/06	11/07/06	11/27/06	0.40	20,683

		Total	$1.14	$58,926

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

Recent Developments

          On October 24, 2006, the Company declared a cash dividend of $0.40 per share on the Company’s common stock for the third quarter of 2006. The record date for the cash dividend is November 7, 2006, and the payment date is November 27, 2006.

          On October 27, 2006, the Company formed Deerfield Triarc Capital Trust III (“Trust III”). Trust III was formed for the sole purpose of issuing and selling trust preferred securities. In accordance with FIN 46R, Trust III will not be consolidated into the Company’s condensed consolidated financial statements because the Company is not deemed to be the primary beneficiary of Trust III. Through DTC LLC, the Company owns 100% of the common shares, totaling $1.4 million, of Trust III. Trust III issued $45.0 million of preferred shares to unaffiliated investors. The rights of holders of common shares of the Trust are subordinate to the rights of the holders of preferred shares only in the event of a default; otherwise the common shareholders’ economic and voting rights are pari passu with the preferred shareholders. In connection with the issuance and sale of the trust preferred securities, DTC LLC issued junior subordinated debt securities to Trust III of $46.4 million, which are guaranteed by the Company.

Estimated REIT Taxable Income

          Estimated REIT taxable income, which is a non-GAAP financial measure, is calculated according to the requirements of the Internal Revenue Code, rather than GAAP. The following table reconciles GAAP net income to estimated REIT taxable income for the nine months ended September 30, 2006:

Nine months ended September 30, 2006

(In thousands)

GAAP net income	$56,890

Adjustments to GAAP net income:
Organization costs	(7)
Impairment of available-for sale securities not recognized for tax purposes	2,034
Amortization/accretion of security premium (discount)	2,803
Security basis difference recognized upon sale	(825)
Realized gain previously deferred for tax as return of capital	1,107
Hedge ineffectiveness	742
Stock and options grant	1,038
Unrealized gain (loss)	(322)
Amortization of terminated swaps	670
Amortization of financing element in Pinetree swap	(166)
Gain on intercompany sale eliminated for GAAP	216
Non-allowable deduction for meals and entertainment	96
Exclusion of Deerfield Triarc TRS Holdings, LLC net income	(635)

Net adjustments to GAAP net income	6,751

Estimated REIT taxable income	$63,641

          The “Amortization/accretion of security premium (discount)” line above includes a difference for accretion of original issue discount, or OID on interest-only, or IO, securities. The tax accretion calculations of OID on IO securities are dependent on factors provided by administrators of the underlying mortgage pools. These factors are influenced by actual versus planned prepayment activity and net interest spread on the underlying mortgage pools, and as a result, recognition of tax OID accretion income is subject to change. We therefore believe that the OID contribution to our estimated taxable income as of September 30, 2006 is not necessarily indicative of what our final taxable income will be for the year. OID accretes to the tax basis of the IO securities, thus upon sale of such a security, the tax cost basis will typically be higher than the book basis resulting in a smaller tax gain.

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

Inflation

          Virtually all of our assets and liabilities are interest rate sensitive. As a result, interest rates and other factors influence our performance more than inflation. Changes in interest rates do not necessarily correlate with changes in inflation rates. Our financial statements are prepared in accordance with GAAP and our distributions are determined by our board of directors based primarily on our net income as calculated for tax purposes and cash flow considerations; in each case, our activities and balance sheet are measured with reference to historical cost or fair value without considering inflation.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

          As of September 30, 2006, the primary component of our market risk was interest rate risk, as described below. We believe that a significant portion of risk can be quantified from historical experience. While we do not seek to avoid risk completely, we seek to actively manage interest rate risk, and regularly assess whether earnings in the portfolio include appropriate compensation for the inherent market risks to which it is exposed. In light of these risks, we regularly consider our capital levels and believe that our capital is sufficient.

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

Effect on Net Interest Income

          We fund our investments in RMBS primarily with short-term borrowings under repurchase agreements. During periods of rising interest rates, short-term borrowing costs tend to increase while the income earned on hybrid adjustable-rate (during the fixed-rate component of such securities) and fixed-rate RMBS may remain substantially unchanged. This results in a narrowing of the net interest spread between the related assets and borrowings and may even result in losses.

          In order to mitigate our interest rate exposure, we have entered into 227 designated interest rate swap hedging transactions as of September 30, 2006. The following table summarizes the expiration dates of these contracts and their notional amounts:

Year of Expiration	Notional Amount

(In thousands)
2006	$61,000
2007	575,400
2008	3,270,150
2009	370,000
2010	1,106,200
2011	681,000
2013	90,000
2015	237,700
2016	195,000

Total	$6,586,450

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

          We have structured our swaps to roll off or expire in conjunction with the estimated weighted average life of the fixed period of the mortgage portfolio. However, if prepayment rates decrease in a rising interest rate environment, the weighted average life of the fixed-rate portion of the related RMBS could extend beyond the term of the swap agreement or other hedging instrument. This could have a negative impact on our results from operations, as borrowing costs would no longer be effectively fixed after the maturity of the hedging instrument while the income earned on the remaining hybrid adjustable-rate RMBS would remain fixed for a period of time. This situation may also cause the market value of our hybrid adjustable-rate RMBS to decline, with little or no offsetting gain from the related hedging transactions. In extreme situations, we may be forced to sell assets to maintain adequate liquidity, which could cause us to incur losses.

Hybrid Adjustable-Rate RMBS Interest Rate Cap Risk

          We also invest in hybrid adjustable-rate RMBS which are based on mortgages that are typically subject to periodic and lifetime interest rate caps and floors, which limit the amount by which the security’s interest yield may change during any given period. However, our borrowing costs pursuant to our repurchase agreements will not be subject to similar restrictions. Therefore, in a period of increasing interest rates, interest rate costs on our borrowings could increase without limitation by caps, while the interest-rate yields on our hybrid adjustable-rate RMBS could be limited by caps. These factors could lower our net interest income or cause a net loss during periods of rising interest rates, which would negatively impact our financial condition, cash flows and results of operations.

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

          Our analysis of risks is based on management’s experience, estimates, quantitative analysis and assumptions. These analyses rely on models, which utilize estimates of fair value and interest rate sensitivity. Actual economic conditions or implementation of investment decisions by our management may produce results that differ significantly from the estimates and assumptions used in our models and the projected results reflected herein.

Prepayment Risk

          Prepayments are the full or partial repayment of principal prior to contractual due dates of a mortgage loan and often occur due to refinancing activity. Prepayment rates for existing RMBS generally increase when prevailing interest rates fall below the market rate existing when the underlying mortgages were originated. In addition, prepayment rates on adjustable-rate and hybrid adjustable-rate RMBS generally increase when the spread between long-term and short-term interest rates declines or becomes negative. Prepayments of RMBS could impact our results of operations in several ways. Some adjustable-rate mortgages underlying our adjustable-rate RMBS may bear initial teaser interest rates that are lower than their fully-indexed rates, which refers to the applicable index rates plus a margin. In the event that such an adjustable-rate mortgage is prepaid prior to or soon after the time of adjustment to a fully-indexed rate, the holder of the related residential mortgage-backed security would have held such security while it was less profitable and lost the opportunity to receive interest at the fully-indexed rate over the expected life of the adjustable-rate residential mortgage-backed security. Although we currently do not own any adjustable-rate RMBS with teaser rates, we may obtain some in the future which would expose us to this prepayment risk. Additionally, we currently own RMBS that were purchased at a premium. The prepayment of such RMBS at a rate faster than anticipated would result in a write-off of any remaining unamortized premium amount and a corresponding reduction of our net interest income by such amount. Finally, in the event that we are unable to acquire new RMBS or are forced to acquire RMBS with lower coupon rates due to prevailing market conditions to replace the prepaid RMBS, our financial condition, cash flow and results of operations could be negatively impacted.

Effect on Fair Value

          Another component of interest rate risk is the effect changes in interest rates will have on the fair value of our assets. We face the risk that the fair value of our assets will increase or decrease at different rates than that of our liabilities, including our hedging instruments.

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

          The following sensitivity analysis table shows the impact on the estimated fair value of our RMBS interest rate-sensitive investments (including available-for-sale investments of $8.1 billion and trading investments of $5.1 million) and interest rate swaps at September 30, 2006 (the below table excludes the ABS available-for-sale securities held in CDO and Loans held in CLO as our equity at risk in these entities is $12.0 million and $24.0 million, respectively, assuming rates instantaneously fall 100 basis points and rise 100 basis points:

	Interest Rates Fall 100 Basis Points	Unchanged	Interest Rates Rise 100 Basis Points

		(In thousands)

RMBS
Fair value (1)	$8,273,876	$8,125,381	$7,902,288
Change in fair value	$148,495		$(223,093)
Change as a percent of fair value	1.83%		(2.75)%
Designated and Undesignated Interest Rate Swaps and Floors
Fair value	$(119,411)	$52,425	$213,097
Change in fair value	$(171,836)		$160,672
Change as a percent of fair value	n/m		n/m
Net Portfolio Impact	$(23,341)		$(62,421)

(1)	Includes RMBS classified as available-for-sale and trading.

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

          At September 30, 2006, substantially all investments in our alternative investments portfolio (non-RMBS) are instruments with variable interest rates that are indexed to LIBOR. Because the variable rates on these instruments are short term in nature, we are not exposed to material changes in fair value as a result of changes in interest rates.

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

PART II. OTHER INFORMATION

ITEM 1A. Risk Factors

          As of September 30, 2006, there have been no material changes in the risk factors of the Company as previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

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

DEERFIELD TRIARC CAPITAL CORP.
(Registrant)

Date: November 14, 2006	By: /S/ JONATHAN W. TRUTTER

Jonathan W. Trutter, Chief Executive Officer
(On behalf of the Company)

Date: November 14, 2006	By: /S/ RICHARD G. SMITH

Richard G. Smith, Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)