Form 10-K
period 2006-12-31
Deerfield Triarc Capital Corp
filed 2007-03-14
CIK 1313918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the year ended December 31, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

Commission file number: 1-32551

DEERFIELD TRIARC CAPITAL CORP.
(Exact name of registrant as specified in its charter)

Maryland	20-2008622
(State of incorporation)	(I.R.S. Employer Identification No.)

6250 North River Road, 8th Floor, Rosemont, Illinois, 60018
(773) 380-1600
(Address, including zip code, and telephone number,
including area code, of registrant’s principal executive offices)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Exchange on which registered:
Common Stock	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated file ☐	Accelerated file ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of the outstanding common equity held by non-affiliates of the registrant was $649,347,527 based on the number of shares held by non-affiliates of the registrant as of June 30, 2006, and based on the reported last sale price of the common stock on June 30, 2006, which is the last business day of the registrant’s most recently completed second fiscal quarter.

There were 51,721,903 shares of the registrant’s Common Stock outstanding as of March 9, 2007.

Documents incorporated by reference:

Select materials from the Proxy Statement for the Annual Meeting of Shareholders have been incorporated by reference into Part III of this Form 10-K.

DEERFIELD TRIARC CAPITAL CORP.
2006 ANNUAL REPORT ON FORM 10-K
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

          All future written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referenced above. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect us. We assume no obligation to update any forward-looking statements after the date of filing of this Annual Report on Form 10-K as a result of new information, future events or developments, except as required by federal securities laws. In addition, it is our policy generally not to make any specific projections as to future earnings, and we do not endorse any projections regarding future performance that may be made by third parties. You should carefully consider the factors referenced in this Annual Report on Form 10-K, including those set forth under the sections captioned “ Part I – Item 1A. Risk Factors ” and “ Part II - Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations” as such factors that, among others, could cause actual results to vary from our forward-looking statements.

Part I

ITEM 1. BUSINESS

Our Company

          Deerfield Triarc Capital Corp. and subsidiaries, or the “Company”, “we”, “us” or “our”, is a diversified financial company that invests in real estate investments, primarily mortgage-backed securities, as well as corporate investments. We have elected to be taxed as a real estate investment trust, or REIT, for federal income tax purposes, and intend to continue to operate so as to qualify as a REIT. Our objective is to provide attractive returns to our investors through a combination of dividends and capital appreciation. To achieve this objective, we intend to opportunistically invest in financial assets to construct an investment portfolio that is leveraged where appropriate in order to achieve attractive risk-adjusted returns and that is structured to allow us to maintain our qualification as a REIT and the requirements for exclusion from regulation under the Investment Company Act of 1940, as amended, or 1940 Act.

     We summarize our targeted investments into the following categories:

Real Estate Investments:	Corporate Investments:

Residential mortgage-backed securities, or RMBS	Senior secured and unsecured loans
Commercial mortgage-backed securities, or CMBS	Mezzanine loans
Commercial real estate loans	High yield corporate bonds
Collateralized debt obligations, CDOs	Distressed and stressed debt securities
Equity securities
Credit default and total return swaps
Other investments

          In addition, we may invest opportunistically in other fixed income investments, including investment grade corporate bonds and related derivatives, government bonds and related derivatives and other fixed income-related instruments.

          The following is a summary of our portfolio:

	December 31, 2006
	Carrying	% of Total
Principal Investments	Value	Portfolio
	(In thousands)
Real Estate Investments:
Residential mortgage-backed securities (1)	$7,691,428	87.8%
Commercial real estate loans and securities (2)	36,505	0.4%
Asset-backed securities held in CDO (3)	297,420	3.4%
	8,025,353	91.6%
Corporate Investments:
Corporate loans and securities:
Corporate leveraged loans (4)	411,976	4.7%
High yield corporate bonds	10,445	0.1%
Assets held in CLO (5)	278,197	3.2%
Equity securities	6,382	0.1%
Other investments	24,242	0.3%
	731,242	8.4%

Total Investments	$8,756,595	100.0%

____________
(1)

Residential mortgage-backed securities are agency or AAA rated and includes both trading and available-for sale interest-only and principal-only strip securities with a fair value of $4.9 million and $63.0 million and a $640.9 million and $275.3 million notional value, respectively.

(2)	Commercial real estate loans and securities include $5.6 million of participating interests in commercial mortgage loans.
(3)

Asset-backed securities held in CDO include RMBS (non-agency), CMBS and ABS in the amount of $246.2 million, $35.2 million, and $16.0 million, respectively. The real-estate assets (RMBS & CMBS) represented 94.6% of the total investments. For a further discussion of these investments see “Part II – Item 7. Management’s discussion and Analysis of Financial Condition and Results of Operation – Financial Condition – Asset-backed Securities Held in CDO”

(4)

Corporate leveraged loans exclude credit default swaps with a fair value of $1.0 million and a $68.0 million notional value. Also excluded are total return swaps with an estimated fair value of $0.8 million and a $15.6 million notional value.

(5)	Assets held in CLO include syndicated bank loans of $269.2 million and high yield corporate bonds of $9.0 million.

          In 2007, we expect to continue to increase the amount of non-RMBS, from 12.2% of total investments as of December 31, 2006, to a targeted range of 15% to 20% in an effort to create a more diversified, less correlated portfolio of investments, subject to the availability of appropriate market opportunities.

          Because we intend to continue to qualify to be taxed as a REIT and to operate our business so as to be exempt from regulation under the 1940 Act, we will be required to invest a substantial majority of our assets in qualifying real estate assets, such as agency RMBS, mortgage loans and other liens on and interests in real estate. Therefore, the percentage of our assets we may invest in corporate investments and other types of instruments is limited, unless those investments comply with various federal income tax requirements for REIT qualification and the requirements for exclusion from 1940 Act regulation.

Our Formation and Structure

          We were organized in November 2004. We completed a private offering of our common stock in December 2004, in which we raised net proceeds of approximately $378.9 million. Triarc Companies, Inc., or Triarc bought 1,000,000 shares of our common stock in the offering. See the section appearing later in this item entitled “Triarc Companies, Inc.” for a description of our relationship with Triarc. Executive officers and directors of the Company, Deerfield Capital Management LLC, or Deerfield Capital and Triarc collectively bought 122,080 additional shares of common stock in the offering. See the section appearing later in this Item entitled “ Deerfield Capital Management LLC ” for a description of our relationship with Deerfield Capital. Upon completion of the offering, we granted Deerfield Capital 403,847 shares of restricted stock and options to buy 1,346,156 shares of our common stock with an exercise price of $15.00 per share. On July 5, 2005, we completed the initial public offering of our common stock, through which we raised net proceeds, after deducting expenses, of approximately $363.1 million.

          The following chart summarizes our structure as of December 31, 2006:

____________
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
(3)

We formed Deerfield Triarc Capital Trust I, or Trust I, Deerfield Triarc Capital Trust II, or Trust II and Deerfield Triarc Capital Trust III, or Trust III (collectively the Trusts), for the sole purpose of issuing trust preferred securities. The Trusts are not consolidated into our financial statements because, although we own 100% of the common stock, of each Trust, we are not deemed the primary beneficiary of the Trusts. The Trusts are each a separate legal entity but are shown in one box in the above table for ease of presentation.

(4)	We own all the equity interests in Pinetree CDO Ltd., a Cayman Islands limited liability company and our qualified REIT subsidiary, in the form of preference shares and ordinary shares.
(5)	We formed Deerfield Triarc TRS (Bahamas) Ltd. and DWFC, LLC to facilitate a $300.0 million three year warehouse funding agreement with Wachovia Capital Markets, LLC.

          We are externally managed by Deerfield Capital, a fixed income asset manager and a Securities and Exchange Commission, or SEC, registered investment adviser. Deerfield Capital is a wholly-owned subsidiary of Deerfield & Company LLC, or Deerfield.

Triarc owns a majority interest in Deerfield. Through our relationship with Deerfield Capital, we benefit from its investment expertise, infrastructure, deal flow, extensive relationships in the financial community and financial and capital structuring skills. In particular, these resources provide us with a wide variety of investment opportunities and access to information that assists us in making investment decisions across all of our targeted investments. We also benefit from Deerfield Capital’s relationship with Triarc, which possesses some of the same resources.

          We also believe significant benefits are derived from Deerfield Capital’s long-standing, team-based approach to investment management and a comprehensive set of risk management policies and procedures developed and administered by its experienced staff of professionals.

Operating and Regulatory Structure

          We elected to be taxed as a REIT under Sections 856 through 859 of the Internal Revenue Code, or the Code. Our continued qualification under the Code as a REIT, or our REIT qualification, depends upon our ability to meet on a continuing basis, through actual investment and operating results, various complex requirements under the Code relating to, among other things, the sources of our gross income, the composition and values of our assets, our distribution levels and the diversity of ownership of our shares. We believe that we were organized and have operated in conformity with the requirements for REIT qualification, and that our intended manner of operation will enable us to continue to meet those requirements.

          As a REIT, we generally will not be subject to federal income tax on net taxable income we distribute currently to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax at regular corporate rates. Even if we qualify as a REIT, we may be subject to some federal, state and local taxes on our income or property.

          We generally expect to continue to make and hold our investments and conduct our other operations through Deerfield Triarc Capital LLC, or DTC LLC, or a wholly owned operating subsidiary. However, certain of our investments and other activities may be conducted through Deerfield Triarc TRS Holdings, Inc., one of our TRSs, or in one or more other TRSs we might establish. Our TRSs’, will generally be subject to federal, state and local income tax on its income.

          Our investing is managed by Deerfield Capital and supervised by our Investment Committee and board of directors. Under our management agreement with Deerfield Capital, we pay Deerfield Capital an annual management fee based on our equity and an incentive fee based on our performance. See later in this Item under the heading “ Management Agreement ” for more information about our agreement with Deerfield Capital.

          We conduct all of our business and hold all of our assets through our wholly owned subsidiaries. Our main subsidiary is DTC LLC. We currently have three TRS subsidiaries, Deerfield Triarc TRS Holdings, Inc., or TRS Inc., and Deerfield Triarc TRS (Bahamas) Ltd., which were both formed to make investments that cannot be held at the REIT level, and Market Square CLO Ltd., which was formed to execute a CDO transaction that closed on May 10, 2005. We also have two qualified REIT subsidiaries, Pinetree CDO Ltd., which was formed to execute a CDO transaction that closed on November 30, 2005, and DWFC, LLC, which was formed to execute a warehouse funding agreement that closed on March 10, 2006. TRS Inc. will hold its investments through its wholly owned subsidiary, Deerfield Triarc TRS Holdings, LLC.

Exclusion from Regulation Under the 1940 Act

          We intend to operate so as to be excluded from regulation under the 1940 Act. Because we operate through wholly owned subsidiaries, we must ensure not only that we qualify for an exclusion or exemption from regulation under the 1940 Act, but also that each of our subsidiaries qualifies for exclusion.

          The subsidiary that currently holds most of our assets, DTC LLC, is excluded from 1940 Act regulation under a provision designed for companies that do not issue redeemable securities and are primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate. To qualify for this mortgage company exclusion, we need to ensure that at least 55% of DTC LLC’s assets consist of mortgage loans and other assets that are considered the functional equivalent of mortgage loans for purposes of the 1940 Act (collectively, qualifying real estate assets), and that at least 80% of DTC LLC’s assets consist of real estate-related assets (including qualifying real estate assets). DTC LLC does not intend to issue redeemable securities.

          Based on no-action letters issued by the Division of Investment Management of the SEC, or the Division, we classify our investment in residential mortgage loans as qualifying real estate assets for the mortgage company exclusion, as long as the loans are fully secured by an interest in real estate. That is, if the loan-to-value ratio of the loan is equal to or less than 100%, then we consider the mortgage loan a qualifying real estate asset. We do not consider loans with loan-to-value ratios in excess of 100% to be qualifying real estate assets for the 55% test, but only real estate-related assets for the 80% test.

          We also consider agency whole pool certificates to be qualifying real estate assets for the mortgage company exclusion. Such instruments are certificates issued or guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae that represents the entire beneficial interest in the underlying pool of mortgage loans. By contrast, an agency certificate that represents less than the entire beneficial interest in the underlying mortgage loans is not considered to be a qualifying real estate asset for purposes of the 55% test, but constitutes a real estate-related asset for the 80% test.

          We generally do not expect DTC LLC’s investments in RMBS and CMBS, other than its investments in agency whole pool certificates, to constitute qualifying real estate assets for the 55% test, unless we determine that those investments are the functional equivalent of owning mortgage loans. This will depend, among other things, on whether we have the unilateral foreclosure rights with respect to the underlying real estate collateral. Instead, these investments generally will be classified as real estate-related assets for purposes of the 80% test. We do not expect that DTC LLC’s investments in CDOs, ABS, loans and distressed and stressed debt securities will constitute qualifying real estate. Moreover, to the extent that these investments are not backed by mortgage loans or other interests in real estate, they will not constitute real estate-related assets. Instead, they will constitute miscellaneous assets, which can constitute no more than 20% of DTC LLC’s assets under the REIT qualification tests.

          None of TRS Inc., Deerfield Triarc TRS Holdings, LLC, Market Square CLO Ltd. or Deerfield Triarc TRS (Bahamas) Ltd. can qualify for this mortgage company exclusion. Accordingly, we strive to ensure that none of those entities is making or proposing to make a public offering of its securities, and we require that each owner of securities issued by those entities is a qualified purchaser, so that those entities are not investment companies subject to regulation under the 1940 Act. If we form other subsidiaries, we will need to ensure that they qualify for an exemption or exclusion from regulation under the 1940 Act.

          Moreover, we must ensure that Deerfield Triarc Capital Corp. itself qualifies for an exclusion from regulation under the 1940 Act. We will do so by monitoring the value of our interests in our subsidiaries. At all times, we must ensure that no more than 40% of Deerfield Triarc Capital Corp.’s assets, on an unconsolidated basis, excluding government securities and cash, are investment securities as defined in the 1940 Act. Our interests in TRS Inc, Deerfield Triarc TRS Holdings, LLC and Deerfield Triarc TRS (Bahamas) Ltd. constitutes an investment security for these purposes, but our interest in DTC LLC does not. Accordingly, we must monitor the value of our interest in these subsidiaries to ensure that they never exceed 40% of the value of our total assets. We will be monitoring the value of our interest in these subsidiaries for tax purposes as well; the applicable tax rules require us to ensure that the total value of the stock and other securities of these subsidiaries and other taxable REIT subsidiaries held directly or indirectly by us does not exceed 20% of the value of our total assets. These requirements may limit our flexibility in acquiring assets in the future.

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

          Our objective is to provide attractive risk-adjusted returns to our investors through a combination of dividends and capital appreciation. To achieve this objective, we invest in a portfolio of real estate and alternative corporate investments. We believe that this strategy permits us to be opportunistic and invest in those assets that generate attractive risk-adjusted returns, subject to maintaining our REIT status and exclusion from regulation under the 1940 Act.

          We benefit from the full range of experience and depth of resources developed by Deerfield Capital in managing client funds. We rely on Deerfield Capital’s expertise in identifying assets within our target investments that will have limited price volatility risk, yet will provide consistent, stable margins. We make portfolio allocation decisions based on various factors, including expected cash yield, relative value, risk-adjusted returns, current and projected credit fundamentals, current and projected macroeconomic considerations, current and projected supply and demand, credit and market risk concentration limits, liquidity, cost of financing and financing availability, as well as maintaining our REIT qualification and exclusion from regulation under the 1940 Act.

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

          Although we intend to focus on the investments described above, our investment decisions depend on prevailing market conditions. We have not adopted any policies that establish specific asset allocations among our targeted investments. As a result, we cannot predict the percentage of our holdings that will be invested in each targeted asset class or whether we will invest in other classes or investments. However, we have developed an equity allocation methodology that assigns related assets and liabilities to each asset class driving an allocation of equity. Based on this equity allocation, we have established target ranges by asset class for the amount of leverage to be used. Our long-term target for investment in alternative asset classes would result in the utilization of approximately 45% to 50% of our total equity. Our board of directors will not review all of our proposed investments, but will review our portfolio at least quarterly and will review our investment strategy and policies at least annually. We may change our investment strategy and policies and the percentage of assets that may be invested in each asset class, or in the case of securities, in a single issuer, without a vote of our stockholders.

Deerfield Capital Management LLC

          Deerfield Capital is a Chicago-based, SEC registered asset manager that manages client funds (primarily for institutions) worldwide. Deerfield Capital (together with its predecessor companies) commenced its investment management operations in 1993, and Deerfield Capital managed approximately $13.2 billion of client funds as of December 31, 2006. Through our management relationship with Deerfield Capital, we have access to its resources in portfolio management and infrastructure support, such as risk management, credit analysis, operations, systems, accounting, portfolio valuation, compliance and internal audit. As of December 31, 2006, Deerfield Capital had 148 employees, including 47 portfolio managers and investment analysts and 44 employees in portfolio management support. Deerfield Capital has 33 full-time investment professionals specializing in MBS, ABS, loans and leveraged finance, dedicating a significant part of their time to sourcing (including performing due diligence) and managing the assets of our portfolio. Deerfield Capital’s investment professionals perform services for other Deerfield Capital accounts in addition to performing services for our account.

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

          Deerfield Capital (together with its predecessor companies) has actively operated as an asset manager since 1993 and registered with the SEC as an investment adviser in January 1997. Deerfield Capital is also registered with the U.S. Commodity Futures Trading Commission as a commodity pool operator and commodity trading advisor, and is a member of the U.S. National Futures Association. You may obtain a copy of Deerfield Capital’s Disclosure Statement in lieu of SEC Form ADV Part II, and other information about Deerfield Capital, upon request.

          As of December 31, 2006, Triarc, through a subsidiary, owns approximately 64% of the outstanding capital interests, at least 52% of the profits interests and approximately 94% of the voting interests in Deerfield, which owns 100% of Deerfield Capital. Senior management of Deerfield Capital owns and controls the balance of the equity and voting interests in Deerfield.

Triarc Companies, Inc.

          Triarc is a holding company listed on the New York Stock Exchange. In addition to its ownership interest in approximately 94% of the voting interests, approximately 64% of the capital interests and at least 52% of the profits interests in Deerfield, Triarc, through its subsidiaries, is currently the franchisor of the Arby’s restaurant system. The Arby’s restaurant system is comprised of approximately 3,600 restaurants, of which, as of December 31, 2006, 1,061 were owned and operated by Triarc’s subsidiaries. Triarc has announced that it is continuing to explore a possible corporate restructuring that is expected to involve the disposition of its asset management operations, whether through a sale of its ownership interest in Deerfield, a spin-off of its ownership interest in Deerfield to its stockholders or such other means as its board of directors may conclude would be in the best interests of its stockholders. Triarc has also announced that there can be no assurance that a corporate restructuring will occur or the form, terms or timing of such restructuring if it does occur. Under the terms of our Management Agreement with the Manager, if the restructuring of Triarc results in a change of control (as defined in the Management Agreement) of the Manager, we have the right to terminate the Management

Agreement upon 30 days’ prior written notice from our Board of Directors. Our Board has not yet made a determination as to any action it may take if the Triarc restructuring resulted in a change of control of the Manager, and does not expect to make such determination before the public announcement of a transaction by Triarc.

Our Business Strengths

          Business Model Seeks to Provide Attractive Risk-Adjusted Returns. We complement our investments in MBS with a variety of other alternative investments in order to enhance returns to our stockholders and reduce the overall risk of our portfolio due to a low correlation of risk compared to MBS. The percentage of assets that we may invest in alternative investments is limited unless those investments comply with various federal income tax requirements for REIT qualification and the requirements for exclusion from 1940 Act regulation.

          Depth of Experience within Targeted Asset Classes. Deerfield Capital manages significant amounts of real estate-related securities (primarily MBS) and other higher-yielding fixed income investments we target. The percentage of assets that we may invest in higher-yielding fixed income investments is limited unless they comply with various federal income tax requirements for REIT qualification and the requirements for exclusion from 1940 Act regulation. We believe that Deerfield Capital’s portfolio management depth in each of these areas will enable us to achieve our portfolio objectives.

          Experienced Management Team. The experience of our officers and directors and the members of our Investment Committee, together with Deerfield Capital’s asset management professionals and Triarc’s management team, provides us with investment opportunities and experience across all of our targeted asset classes. Jonathan W. Trutter, our Chief Executive Officer, and Robert C. Grien, our President; lead Deerfield Capital’s Mortgage-Backed/Asset-Backed Securities Team, Bank Loan Team and Leveraged Finance Team, each has over 15 years of investment experience.

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

          Relationships and Deal Flow. We capitalize on the deal-sourcing opportunities that executives of Deerfield Capital bring to us as a result of their combined investment and acquisition experience in our targeted investments and network of contacts in the financial community, including financial sponsors, merger and acquisition advisory firms, investment banks, capital markets desks, lenders and other financial intermediaries. We also benefit from Deerfield Capital’s access to Triarc’s deal sourcing and related resources. In addition, through these activities, executives of Deerfield Capital are consistently looking at a wide variety of companies and industries. While Deerfield Capital is very selective and consummates only a small portion of their transactional opportunities, we believe that the insights gained through its diligence processes provide valuable intelligence that we can apply to other opportunities that we can pursue. Additionally, some of the opportunities sourced may not be appropriate for other vehicles managed by Deerfield Capital, but may be within our investment parameters. We have received all of our investment opportunities to date from executives of Deerfield Capital and Triarc.

Our Investment Portfolio

          The following discusses the investments we have made and that we expect to make:

Real Estate Investments

          Residential Mortgage-Backed Securities

          We invest in pass-through RMBS, which are securities representing interests in mortgage loans secured by residential real property in which payments of both principal and interest, or only principal or interest in the case of principal-only or interest-only securities, are generally made monthly, net of any fees paid to the issuer, servicer or guarantor of the securities. We expect that a significant amount of the RMBS we hold will consist of three-and five-year agency and AAA rated hybrid adjustable-rate RMBS. The agency hybrid adjustable-rate RMBS represent the entire ownership interest in pools of residential mortgage loans made by lenders such as savings and loan institutions, mortgage bankers, and commercial banks. Other RMBS collateral may include jumbo, Alt-A, residential B/C and high loan-to-value loans.

          Agency issued RMBS are collateralized by residential real property guaranteed as to principal and interest by federally chartered entities such as Fannie Mae, Freddie Mac and, in the case of Ginnie Mae, the U.S. government.

          Adjustable rate RMBS, or ARMs, have interest rates that reset periodically, typically every six or 12 months. Because the interest rates on ARMs adjust periodically based on market conditions, ARMs tend to have interest rates that do not significantly deviate from current market rates. This in turn can cause ARMs to have less price sensitivity to interest rates.

          Hybrid ARMs have interest rates that have an initial fixed period (typically two, three, five, seven or ten years) and thereafter reset at regular intervals in a manner similar to traditional ARMs. Prior to the first interest rate reset date, hybrid ARMs have a price sensitivity to interest rates similar to that of a fixed-rate mortgage with a maturity equal to the period prior to the first reset date. After the first interest rate reset date occurs, the price sensitivity of a hybrid ARM resembles that of a non-hybrid ARM. However, because some hybrid ARMs are structured with a fairly short initial fixed interest rate period, even during that fixed rate period, the price sensitivity of hybrid ARMs may be relatively low.

          The investment characteristics of pass-through RMBS differ from those of traditional fixed-income securities. The major differences include the monthly payment of interest and principal on the RMBS, as described above, and the possibility that unscheduled principal payments may be received on the RMBS at any time due to prepayments on the underlying mortgage loans. These differences can result in significantly greater price and yield volatility than is the case with traditional fixed-income securities. On the other hand, the guarantees on agency RMBS by Fannie Mae, Freddie Mac and, in the case of Ginnie Mae, the U.S. government, provide reasonable assurance that the investor will be ultimately repaid the principal face amount of the security.

          Mortgage prepayments are affected by several factors including the level of interest rates, general economic conditions, the location and age of the mortgage, and other social and demographic characteristics. Generally, prepayments on pass-through RMBS increase during periods of falling mortgage interest rates and decrease during periods of stable or rising mortgage interest rates. Reinvestment of prepayments may occur at higher or lower interest rates than the original investment, thus affecting the overall yield on our portfolio.

          Our investment in interest-only and principal-only securities is conducted as a duration management tool or to enhance overall yields. In addition to plain-vanilla interest-only securities we also invest in inverse interest-only securities, which decrease in fair value as the London interbank offered rate, or LIBOR, increases. We also hold digital interest-only securities, which are highly structured instruments that result in our receipt of interest payments as long as LIBOR is at or above a set rate. In the event that LIBOR decreases below the set rate we will not receive any interest payments unless and until LIBOR returns to at or above the set rate.

          We expect to leverage our investments in RMBS in the range of eight to 13 times.

          As of December 31, 2006, we had $7.7 billion of RMBS. This amount includes a total of $67.9 million of interest-only and principal-only strips.

          Commercial Real Estate Loans and Securities

          Commercial Mortgage-Backed Securities. We have invested in CMBS through a CDO and more recently through the purchase of mortgage pass-through notes, representing 50% of the subordinated classes of notes, in November 2006 from an entity established to securitize loans for Hometown Commercial Capital, LLC, or HCC. We expect to continue our investments in CMBS, which are secured by, or evidence ownership interests in, a single commercial mortgage loan or a pool of mortgage loans secured by commercial properties. These securities may be senior, subordinated, investment grade or non-investment grade. We expect the majority of our CMBS investments to be rated by at least one nationally recognized rating agency, and to consist of securities that are part of a capital structure or securitization where the rights of such class to receive principal and interest are subordinated to senior classes but senior to the rights of lower rated classes of securities, although we may invest in the lower rated classes of securities if we believe the risk adjusted return is attractive, as was the case in the HCC mortgage pass-through notes. We generally intend to invest in CMBS that will yield high current interest income and where we consider the return of principal to be likely. We intend to acquire CMBS from private originators of, or investors in, mortgage loans, including savings and loan associations, mortgage bankers, commercial banks, finance companies, investment banks and other entities.

          The yields on CMBS depend on the timely payment of interest and principal due on the underlying mortgage loans and defaults by the borrowers on such loans may ultimately result in defaults on the CMBS. In the event of a default, the trustee for the benefit of the holders of CMBS has recourse only to the underlying pool of mortgage loans and, if a loan is in default, to the mortgaged property securing such mortgage loan. After the trustee has exercised all of the rights of a lender under a defaulted mortgage loan and the related mortgaged property has been liquidated, no further remedy will be available. However, holders of relatively senior classes of CMBS will be protected to a certain degree by the structural features of the securitization transaction within which such CMBS were issued, such as the subordination of the more junior classes of the CMBS.

          We expect to leverage our investments in CMBS in the range of 14 to 18 times.

          As of December 31, 2006, we have invested in CMBS of $2.5 million directly and $35.2 million through a CDO as discussed below in the section titled “Asset-Backed Securities Held in CDO”, respectively.

          Commercial Real Estate Loans. We originate and invest in commercial real estate loans secured by commercial real estate or ownership interest in commercial real estate. We believe that these investments are desirable because of both the attractive risk adjusted returns and the ability to qualify as good assets for both our continued compliance with being a REIT under the Code and exclusion from the 1940 act. The majority of these loans have an interest-only payment schedule and only a portion of the interest is required to be paid while the unpaid portion increases the principal outstanding. The principal amount usually remains outstanding and at risk until the maturity of the loan. We perform significant due diligence for commercial real estate investments and target loans with attractive real estate fundamentals, strong sponsorship, loans that are generally subordinate to a senior lender or first mortgage and are priced to yield a higher return. During 2006, we began to directly originate and service our own commercial real estate loans, which expanded upon our investment through a master participation agreement with HCC.

          On November 29, 2005, we entered into a master participation agreement with HCC, a commercial mortgage loan originator. HCC originates commercial mortgages with an anticipated range of $1.0 million to $15.0 million. Under the master participation agreement, we purchase a junior participating beneficial ownership interest of 10.0% of the principal balance of each commercial mortgage. Interest accrues on our outstanding principal balance at a rate of 15.0% annually. HCC retains legal title and control of the loans and has custody of the original loan documents. We retain approval rights for loans to be subject to the master participation agreement.

          When a sufficient level of loans are originated, HCC will pool the loans and enter into a securitization transaction, which is expected to be similar to the structure completed in November 2006, which was its first such securitization, as discussed in the above section titled “Commercial Mortgage-Backed Securities.” At that time, all of our junior participation interests in the underlying loans that are securitized will be redeemed and we will purchase another non-investment grade tranche in the securitization trust.

          Simultaneous with the master participation agreement, we made an equity investment in HCC of $3.0 million, which we account for under the equity method.

          As of December 31, 2006, we held a real estate loan portfolio totaling $34.0 million, consisting of eight loans we originated with a carrying value of $28.4 million and $5.6 million of commercial mortgage loans originated by HCC, in which we purchased a junior participating beneficial ownership interest.

          Asset-Backed Securities Held in CDO

          We invest primarily in investment grade ABS. ABS are securities for which the underlying collateral consists of financial assets such as residential mortgages, home equity loans, credit card receivables and auto loans. Issuers of ABS generally are special purpose entities owned or sponsored by banks and finance companies, captive finance subsidiaries of non-financial corporations or specialized originators such as credit card lenders.

          We expect that a significant amount of the ABS that we hold will be rated between A1/A- and B1/B+ and will have an explicit rating from at least one nationally-recognized credit rating agency.

          We expect to leverage our investments in ABS in the range of 20 to 26 times.

          Pinetree CDO Transaction. On November 30, 2005, we purchased 100% of the equity interest, issued as preference shares and ordinary shares of Pinetree CDO Ltd., or Pinetree, a Cayman Islands limited liability company, for $12.0 million. In addition to issuing the preference shares, Pinetree also issued several classes of notes, aggregating $288.0 million, and are discussed later in this section under the heading “Our Financing Strategy – Term Financing CDOs .” Pinetree is a bankruptcy remote subsidiary and the debt holders only have recourse to the assets of Pinetree.

          As of December 31, 2006, Pinetree holds ABS investments of $297.4 million and $6.7 million of restricted cash held in interest earning accounts available for longer-term investments.

Corporate Investments

          Corporate Leveraged Loans

          We make investments in senior secured and unsecured corporate debt obligations in the form of first and second lien term loans, subordinated loans or notes (together, “Mezzanine Loans”) and other junior securities. From time to time we also participate in revolving credit facilities and bridge loan commitments, under which the lender is obligated to advance funds to the borrower under the credit facility. We invest in corporate leveraged loans both directly and also through our Market Square CLO described below.

We seek to create a diversified portfolio of investments typically to middle market companies. We currently expect that a significant percentage of our corporate leveraged loans will be made to below investment grade (or unrated) issuers, as we believe that these loans can provide attractive risk-adjusted returns.

          Our corporate leveraged loans are typically originated through our relationships with corporate issuers, financial sponsors, and investment banks. A growing percentage of our corporate leveraged loans are originated internally by our Leveraged Finance Group, which structures the terms of the investment to the facts and circumstances of the prospective borrower. Certain of these loans may have an interest-only payment schedule, with the principal amount remaining outstanding and at risk until the maturity of the loan. Corporate leveraged loans typically include restrictive financial and operating covenants, change of control provisions, call protection, and may include board participation or observation rights.

          We expect to hold most of our investments until maturity or repayment, which can typically range from 3 to 7 years. We may sell portions or our entire investment earlier if a liquidity event were to take place, such as a refinancing or a deterioration of the credit quality of the borrower.

          We expect to leverage our investments in corporate leveraged loans in the range of one to five times.

          As of December 31, 2006, we had $412.0 million of corporate leveraged loans.

          High Yield Corporate Bonds

          We invest in high yield corporate bonds, which are below investment grade debt obligations of corporations and other nongovernmental entities. We expect that a significant portion of such bonds we hold will not be secured by mortgages or liens on assets, and may have an interest-only payment schedule, with the principal amount staying outstanding and at risk until the bond’s maturity. High yield bonds are typically issued by companies with significant financial leverage.

          We expect to leverage our investments in high yield corporate bonds in the range of three to nine times.

          As of December 31, 2006, we had invested in high yield corporate bonds with an aggregate fair market value of $10.4 million.

          Assets Held in CLO

          Market Square CLO Transaction. On May 10, 2005, we purchased 100% of the preferred equity interest, issued as preference shares, of Market Square CLO Ltd., or Market Square, a Cayman Islands limited liability company, for $24.0 million. This purchase represents substantially all of the Market Square equity. In addition to issuing the preference shares, Market Square also issued several classes of notes, aggregating $276.0 million, which are discussed later in this section under the heading “ Our Financing Strategy – Term Financing CDOs.” Market Square is a bankruptcy remote entity and the debt holders have recourse only to the assets of Market Square.

          We expect to leverage our investments in assets held in CLO to approximate 12 times.

          As of December 31, 2006, Market Square held investments in bank loans of $269.2 million and $9.0 million of high-yield corporate bonds.

          Equity Securities

          To a lesser extent, subject to maintaining our qualification as a REIT, we also may invest in common and preferred equity, which may or may not be related to real estate. These investments may include direct purchases of common or preferred equity as well as purchases of interests in LLCs or other equity type investments. We will follow a value-oriented investment approach and focus on the anticipated cash flows generated by the underlying business, discounted by an appropriate rate to reflect both the risk of achieving those cash flows and the alternative uses for the capital to be invested. We will also consider other factors such as the strength of management, the liquidity of the investment, the underlying value of the assets owned by the issuer and prices of similar or comparable securities.

          As of December 31, 2006, we had invested in common and preferred equity investments with a carrying value of $6.4 million.

Other Investments

          In addition to the above asset classes, we may engage in the purchase and sale of derivative instruments, such as exchange-traded and over-the-counter put and call options on securities, financial futures, equity indices, U.S. Treasury notes and other financial instruments, either as outright investments, for hedging purposes, or in connection with other strategies. We may hold some of these investments through a TRS. To the extent that we do so, the income from such bonds and instruments will be subject to corporate income tax.

          Debt investments in CDOs. We invest in tranches of CDOs to gain exposure to loans, corporate bonds, ABS and other instruments. Because of Deerfield Capital’s experience in structuring and managing CDOs, we believe we have a competitive advantage in analyzing investment opportunities in CDOs.

          In general, CDOs are issued by special purpose vehicles that hold a portfolio of debt obligation securities. The CDO vehicle issues tranches of debt securities of different seniority, and equity to fund the purchase of the portfolio. The debt tranches are typically rated based on portfolio quality, diversification and structural subordination. The equity securities issued by the CDO vehicle represent the first loss piece of the vehicle’s capital structure, but they are also generally entitled to all residual amounts available for payment after the entity’s obligations to the debt holders have been satisfied. Some CDO transactions are considered synthetic, because the credit risk to the collateral pool is transferred to the CDO vehicle by means of a derivative such as a total return swap.

          As of December 31, 2006, we had $3.0 million of investments in a CDO (excluding our equity investment in Pinetree and Market Square). The remaining other investments are $21.2 million of U.S. Treasury notes.

          Credit default swaps. From time to time, we enter into credit default swaps, or CDS, which are financial instruments used to transfer the credit risk of a reference entity from one party to another for a specified period. In a standard CDS contract, one party, referred to as the protection buyer, purchases credit default protection from another party, referred to as the protection seller, for a specified notional amount of obligations of a reference entity. For this protection, the protection buyer pays a premium to the protection seller. The premium is generally paid quarterly in arrears, but may be paid in full upfront in the case of a CDS with a short maturity. Generally, if a defined credit event occurs during the term of the CDS, the protection seller pays the protection buyer the notional amount and takes title to the reference entity’s obligation. CDS are generally unconditional, irrevocable and noncancellable but may be exchangeable or assignable. We expect the majority of our investments in CDS to reference senior secured bank loans. As of December 31, 2006, we had $68.0 million in notional amount of CDS with a $1.0 million net fair value.

Our Financing Strategy

Leverage Strategy

          We use leverage to finance our portfolio and increase potential returns to our stockholders. However, our use of leverage may have the effect of increasing losses when economic conditions are unfavorable. While we have identified our leverage targets for each principal investment detailed above, our investment policies require no minimum or maximum leverage and our Investment Committee will have the discretion, without the need for further approval by our board of directors, to increase the amount of leverage we incur above our targeted range for individual asset classes.

          The following is a summary of our borrowings as of December 31, 2006 (dollars in thousands):

			Warehouse	Trust
	Repurchase	Term	Funding	Preferred
	Agreements	Financing	Facility	Securities	Total
Outstanding balance	$7,372,035	$563,825	$260,950	$123,717	$8,320,527
Weighted average borrowing rate	5.32%	5.90%	5.35%	8.15%	5.40%
Weighted-average remaining maturity (in years)	0.08	24.85	2.19	29.43	2.27
Fair value of collateral (including accrued interest)	$7,455,156	$610,191	$428,133	n/a	n/m

____________
     n/a – not applicable
     n/m – not meaningful

          Repurchase Agreements

          We finance certain of our RMBS through repurchase agreements, which allow us to borrow using RMBS we own as collateral. We sell our RMBS to a counterparty and agree to repurchase the same RMBS from the counterparty at a price equal to the original sales price plus an interest factor. These agreements are accounted for as debt, secured by the underlying assets. During the term of a repurchase agreement, we receive the principal and interest on the related RMBS and pay interest to the counterparty.

          Our repurchase agreement counterparties are commercial and investment banks with whom we have agreements in place that cover the terms of our transactions. All our repurchase agreement counterparties are approved by Deerfield Capital’s Risk Management Committee and are monitored for changes in their financial condition.

          Repurchase agreements are one of the primary vehicles we use to leverage our RMBS. We intend to continue to maintain formal relationships with multiple counterparties for the purpose of obtaining financing on favorable terms.

          As of December 31, 2006, we had outstanding repurchase obligations under these agreements with 11 counterparties totaling $7.4 billion with a weighted average borrowing rate of 5.32%.

          Warehouse Facilities

          In addition to repurchase agreements, we rely on credit facilities for capital needed to fund our other investments. These facilities, referred to as warehouse lines or warehouse facilities, are typically lines of credit from other financial institutions that we can draw from to fund our investments. Warehouse lines are typically collateralized borrowings by entities that invest in securities and loans that in turn pledge the resulting securities and loans to the warehouse lender.

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

          On March 10, 2006, we entered into a $300.0 million three-year revolving warehouse funding agreement with Wachovia Capital Markets, LLC, or the Facility. Financing under the Facility is secured by assets ranging from large syndicated bank loans to subordinated notes and preferred stock. Advance rates under the Facility vary by asset type. The Facility is available to two of our bankruptcy remote special purpose vehicles (DWFC, LLC and Deerfield Triarc TRS (Bahamas) Ltd.) and the debt holder has recourse only to the collateral of these entities. We expect to pursue term funding of these assets via securitization in a future collateralized loan obligation.

          As of December 31, 2006, we had $261.0 million of debt outstanding related to the Facility. We incurred $1.2 million of debt issuance costs that are being amortized into interest expense over the term of the Facility. The annual interest rate for the Facility is based on short-term commercial paper rates as defined in the warehouse funding agreement, plus 0.75% for large syndicated loans or plus 0.90% for all other loans, resulting in a weighted average rate of 5.35% as of December 31, 2006. The Facility also includes commitment and unused line fees that we recognize in interest expense.

          We intend to continue to maintain formal relationships with multiple counterparties for the purpose of maintaining warehouse lines on favorable terms.

          Trust Preferred Securities

          On September 29, 2005, August 2, 2006 and October 27, 2006, DTC LLC completed the issuance and private sale of $50.0 million, $25.0 million and $45.0 million, respectively, in aggregate principal amount of trust preferred securities, or trust preferred. The securities were issued by, respectively, Deerfield Triarc Capital Trust I, or Trust I, Deerfield Triarc Capital Trust II, or Trust II, and Deerfield Triarc Capital Trust III, or Trust III, and collectively the Trusts. DTC LLC owns all the common securities of the Trusts, for which it paid $1.6 million, $0.8 million and $1.4 million, respectively. The trust preferred issued by Trust I mature on October 30, 2035 but may be called at par any time after October 30, 2010, and are required to pay distributions quarterly at a floating interest rate equal to LIBOR plus 350 basis points per annum. This rate as of December 31, 2006 was 8.88%. The trust preferred issued by Trusts II and III mature on October 30, 2036 but may be called at par any time after October 30, 2011, and are required to pay distributions quarterly at a floating interest rate equal to LIBOR plus 225 basis points per annum. That rate as of December 31, 2006 was 7.63%.

          The combined proceeds of the sale by Trust I, II and III of their trust preferred and common securities, of $51.6 million, $25.8 million and $46.3 million, respectively, were invested in unsecured junior subordinated securities issued by DTC LLC, which are the only assets of the Trusts.

          The holders of the Trusts’ preferred securities are entitled to distributions payable quarterly at a variable rate equal to the spread over three-month LIBOR.

          Unamortized deferred issuance costs associated with the junior subordinated debt securities totaled $3.1 million as of December 31, 2006 and are classified as part of prepaid and other assets on the consolidated balance sheet. These costs are amortized into interest expense using the effective yield method until the respective junior subordinated debt securities’ call date.

          Deerfield Triarc Capital Corp. has issued a parent guarantee for the payment of any amounts to be paid by DTC LLC under the terms of the junior subordinated debt securities of each Trust. The obligations under this guarantee constitute unsecured obligations of Deerfield Triarc Capital Corp. and rank subordinate and junior to all other senior debt. The guarantee will terminate upon the full payment of the redemption price for the trust preferred securities or full payment of the junior subordinated debt securities upon liquidation of the Trusts.

          Term Financing

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

          Unlike typical securitization structures, the underlying assets may be sold, subject to certain limitations, without a corresponding pay-down of the CDO provided the proceeds are reinvested in qualifying assets. As a result, CDOs enable the collateral manager to actively manage, subject to certain limitations, the pool of assets. We believe CDO financing structures may be an appropriate financing vehicle for our targeted non-residential real estate asset classes, because they will enable us to obtain long-term funding and minimize the risk that we have to refinance our liabilities prior to the maturities of our investments while giving us the flexibility to manage credit risk and, subject to certain limitations, to take advantage of profit opportunities.

          Pinetree CDO Transaction. On November 30, 2005, Pinetree issued $12.0 million of preference shares, 100% purchased by us, and $288.0 million of several classes of notes with a weighted average interest rate of LIBOR, plus 0.547%. Pinetree holds a portfolio of nearly $300 million ABS and other assets that secure both the notes issued by Pinetree and our preference shares. Closing of the Pinetree transaction resulted in the discharging of all of our borrowings under a related warehousing agreement entered into in May 2005. During 2006, the equity distribution cap paid to preferred shareholders from net proceeds was exceeded, which therefore required a portion of the Pinetree debt be paid down.

          Market Square CLO Transaction. On May 10, 2005, Market Square issued $24.0 million of preference shares, 100% purchased by us, and $276.0 million of several classes of notes with a weighted average interest rate of LIBOR plus 0.493%. Market Square holds a portfolio of nearly $300.0 million primarily in bank loan investments that secures both the notes issued by Market Square and our preference shares. The closing of the Market Square transaction resulted in the discharging of all of our borrowings under a related warehousing agreement entered into in March 2005.

          Pinetree and Market Square are bankruptcy remote subsidiaries, therefore, the debt holders only have recourse to the assets of each respective entity. As of December 31, 2006, Pinetree and Market Square had long-term debt of $287.8 million and $276.0 million, respectively, and assets of $304.9 million and $305.3 million, respectively.

          Total Return Swaps

          Subject to maintaining our REIT qualification, we may finance certain of our investments using total return swaps, which give us exposure to an underlying loan without actually owning the loan. In these swaps, the total return (interest, fees and capital gains/losses on an underlying loan) is paid to us in exchange for a floating rate payment. We pay a fraction of the value of the total amount of the loan that is referenced in the swap as collateral posted with the swap counterparty. The total return swap, therefore, is a leveraged investment in the underlying loan.

          As of December 31, 2006, we had entered into two total return swaps with a total notional value of $15.6 million and a total fair value of $0.8 million, recorded in derivative assets.

Our Hedging and Interest Rate Risk Management Strategy

          We expect to use derivative financial instruments to hedge all or a portion of the interest rate risk associated with certain types of our borrowings. Under the federal income tax laws applicable to REITs, we generally can enter into certain transactions to hedge indebtedness that we incur, or plan to incur, to acquire or carry real estate assets, provided that our total gross income from such hedges and other non-qualifying sources cannot exceed 25% of our total gross income.

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

  puts and calls on securities or indices of securities;

  Eurodollar futures contracts and options on such contracts;

  interest rate swaps and/or swaptions; and

  other similar transactions.

          These techniques may also be used in an attempt to protect us against declines in the market value of our assets that result from general trends in debt markets.

          We may enter into interest rate swap agreements to offset the potential adverse effects of rising interest rates on our short-term repurchase agreements. Repurchase agreements typically have maturities of 30 to 90 days while the weighted average life of our RMBS is generally longer. This difference, in addition to reset dates and reference indices, creates interest rate risk. The interest rate swap agreements have historically been structured such that we receive payments based on a variable interest rate and make payments based on a fixed interest rate. The variable interest rate on which payments are received is calculated based on various reset terms indexed to LIBOR. The repurchase agreements generally have maturities of 30 to 90 days and carry interest rates that correspond to LIBOR rates for those same periods. The swap contracts effectively fix our borrowing cost for the term of the agreements.

          Interest rate risk management techniques do not eliminate risk but seek to mitigate adverse impacts due to changes in interest rates. For example, if both long-term and short-term interest rates were to increase significantly, we would expect that:

  the weighted average life of the MBS would be extended because prepayments of the underlying mortgage loans would decrease; and

  the market value of any fixed rate MBS would decline.

          As of December 31, 2006, we had hedged a portion of the liabilities related to our mortgage portfolio by entering into a combination of swaps with maturities ranging one to 10 years. The total notional value of such swaps was $6.2 billion.

          In addition to the interest rate swaps discussed above that are designated as a hedge at inception to achieve certain accounting treatment, we also enter into interest rate swaps and interest rate floors that are not designated for accounting purposes and are designed to act as economic hedges or provide positive net interest income. The interest rate floors we sold result in us receiving an up front cash payment and require us to make certain payments based on the difference between a reference rate and agreed upon strike rate times an amortizing notional balance, only if the reference rates decrease below the strike rate. In addition to receiving an up-front payment, these interest rate floors increase in value as interest rates increase and decrease as interest rates decrease, which is the opposite direction of the changes in value for our RMBS. The undesignated interest rate swaps work similarly to the designated swaps, however, the change in fair value is recorded in the income statement rather than as other comprehensive income in equity.

Policies with Respect to Certain Other Activities

          If our board of directors determines that additional funding is required, we may raise such funds through additional offerings of equity or debt securities or the retention of cash flow (subject to provisions in the Internal Revenue Code concerning distribution requirements and the taxability of undistributed REIT taxable income) or a combination of these methods. In the event that our board of directors determines to raise additional equity capital, it has the authority, without stockholder approval, to issue additional common stock or preferred stock in any manner and on such terms and for such consideration, as it deems appropriate, at any time.

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

Competition

          Our net income depends, largely, on our ability to acquire assets at favorable spreads over our borrowing costs. In acquiring real estate related assets, we compete with other mortgage REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, other lenders, governmental bodies and other entities. In addition, there are numerous mortgage REITs with similar asset acquisition objectives, and others may be organized in the future. The effect of the existence of additional REITs may be to increase competition for the available supply of assets suitable for purchase. Many of our competitors are significantly larger than us, have access to greater capital and other resources and may have other advantages over us. In addition to existing companies, other companies may be organized for similar purposes, including companies organized as REITs focused on purchasing mortgage assets. A proliferation of such companies may increase the competition for equity capital and thereby adversely affect the market price of our common stock. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us.

          We have had access to Deerfield Capital’s professionals and their industry expertise, which we believe will provide us with a competitive advantage and help us assess investment risks and determine appropriate pricing for certain potential investments. In addition, we expect that these relationships will enable us to become aware of, and compete more effectively for, financing opportunities with attractive companies in the industries in which we seek to invest. For additional information concerning the competitive risks we face, see “Part I – Item 1A. – Risk Factors -We operate in a highly competitive market for investment opportunities.”

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

  Deerfield Capital’s fraud, misappropriation of funds, or embezzlement against us;

  Deerfield Capital’s gross negligence of duties under the management agreement;

  the occurrence of certain events with respect to the bankruptcy or insolvency of Deerfield Capital, including an order for relief in an involuntary bankruptcy case or Deerfield Capital authorizing or filing a voluntary bankruptcy petition;

  the dissolution of Deerfield Capital; and

  a change of control (as defined in the management agreement) of Deerfield Capital.

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

          The incentive fee will be paid quarterly with 85.0% of the fee paid to the Manager in cash and 15.0% paid in the form of a restricted stock award. The Manager may elect to receive more than 15.0% of incentive fee in the form of common shares. The Manager’s ownership percentage of us, directly and indirectly, cannot exceed 9.8%. All shares are fully vested upon issuance, provided that the Manager agrees not to sell such shares prior to the date that is one year after the date the shares are payable. The value shall be deemed to be the average of the closing prices of the shares on the exchange over the thirty calendar-day period ending three days prior to the issuance of such shares.

          For the year ended December 31, 2006, Deerfield Capital had earned base management fees of $13.3 million, amortization of restricted stock and option grants of $2.4 million, incentive fees of $3.3 million and expense reimbursements of $0.6 million.

Deerfield Capital Portfolio Management and Infrastructure Resources

          Deerfield Capital has portfolio management resources for each of our targeted asset classes and infrastructure supporting those resources. Deerfield Capital’s portfolio management resources and infrastructure are scalable to service our company’s activities.

          Deerfield Capital’s portfolio management operation is divided into five teams of experienced portfolio managers and investment analysts, with each team focusing on a particular asset class or classes. Each team is headed by a team director and reports to Deerfield Capital’s Chief Investment Officer, Jonathan W. Trutter, who reports to Deerfield Capital’s Chairman and Chief Executive Officer, Gregory H. Sachs, and President, Scott A. Roberts. Each team is monitored by Deerfield Capital’s Risk Management Group, and has full access to Deerfield Capital’s other portfolio management resources, including Deerfield Capital’s operations, accounting, systems, and legal/compliance groups, as well as Deerfield Capital’s proprietary in-house trade processing systems. Deerfield Capital’s investment professionals perform services for other Deerfield Capital accounts in addition to performing services for our account.

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

          Portfolio Management Infrastructure

          We benefit from Deerfield Capital’s extensive portfolio management infrastructure. We believe that successful portfolio management, particularly of complex vehicles such as a REIT, requires a robust infrastructure, and Deerfield Capital has made a major investment in risk management, operations, and other resources that directly support its portfolio teams. For control purposes, these functions (other than trading desk assistants) are completely separate from portfolio management functions.

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

          Deerfield Capital’s risk management system includes a proprietary in-house trade processing system. This system provides real time reporting to all departments within Deerfield Capital, including the trade desks, operations, credit and accounting, and we believe that it is scalable for our use.

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

          Investment Sourcing

          Investing in our targeted asset classes is highly competitive, and Deerfield Capital competes with many other investment managers for profitable investment opportunities in these areas. Accordingly, we believe our ability to identify (source) such opportunities is very important to our success, and distinguishes us from many REITs with a similar focus to ours. We think that the strengths of Deerfield Capital in this regard give us a competitive advantage over other such REITs.

          Deerfield Capital currently sources many of our investments through its close relationships with a large and diverse group of financial intermediaries, ranging from financial sponsors and major investment banks to specialty dealers and brokerage firms. On a combined basis, these firms extensively cover our targeted asset classes. Deerfield Capital also capitalizes on its many relationships in the financial community through its management of 25 CDOs, which Deerfield Capital co-structures with investment and commercial banks and then continues to manage. Deerfield Capital also sources many investments from traditional sources, using proprietary deal screening procedures and credit analytics.

          Investment Process

          We believe our investment process benefits from the resources and professionals of Deerfield Capital. Our investment process includes sourcing and screening of investment opportunities, credit analysis and due diligence, and investment structuring, as appropriate, to seek an attractive return commensurate with the risk we are bearing. We also screen and monitor all potential investments to determine their impact on maintaining our REIT qualification and our exemption under the 1940 Act. Our investment process generally includes several levels of review prior to approval of an investment by the investment team.

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

          The Company currently has one loan with an unpaid principal balance of $8.0 million that is considered impaired and an allowance for loan losses was established in the amount of $2.0 million on this loan as of December 31, 2006.

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

          Deerfield Capital has discretionary investment authority over accounts that have overlapping investment objectives and may compete with us for investment opportunities. Subject to required independent director approval, Deerfield Capital may invest our assets in entities in which Deerfield Capital has a financial interest or that Deerfield Capital manages. Deerfield Capital has a conflict-resolution system in place so that our company may share equitably with other Deerfield Capital client accounts in all investment opportunities particularly those involving a security with limited supply that may be suitable for our account and such other accounts. This system also includes other controls designed to prevent any client account receiving favorable treatment over any other client account. On May 10, 2005, we purchased substantially all of the equity interest, issued as preference shares, of Market Square, for $24.0 million. On November 30, 2005, we purchased all of the equity interests of another CDO, Pinetree, for $12.0 million. Deerfield Capital serves as the collateral manager for Pinetree and has the right to select the ABS purchased by Pinetree. We have reimbursed Deerfield Capital for certain expenses associated with structuring Market Square and Pinetree that each totaled $0.1 million. Deerfield Capital does not receive any fees for managing Market Square or Pinetree.

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

          Termination of the management agreement with Deerfield Capital without cause is difficult and costly. For a complete discussion of termination of the management agreement with Deerfield Capital see the discussion earlier in this Item under the heading “ Management Agreement.” The termination provisions may increase the effective cost to us of terminating the management agreement, thereby adversely affecting our ability to terminate Deerfield Capital without cause.

          Deerfield Capital is authorized to follow very broad investment guidelines in managing our portfolio. Our directors periodically review our investment guidelines and our investment portfolio. However, our board of directors will not review all of our proposed investments but will review our portfolio at least quarterly and will review our investment strategy and policies at least annually. In addition, in conducting periodic reviews, the directors rely primarily on information provided to them by Deerfield Capital. Furthermore, complex strategies and transactions entered into by Deerfield Capital may be difficult or impossible to unwind by the time they are reviewed by the directors. Deerfield Capital has great latitude within our broad investment guidelines in determining the types of assets it may decide are proper investments for us. Poor investment decisions could have a material adverse effect on our ability to make distributions to our shareholders.

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

Our Distribution Policy

          Federal income tax law requires that a REIT distribute annually at least 90% of its REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gain. Up to 20% of the value of a REIT’s assets may consist of investments in the securities of one or more TRSs. A domestic TRS, such as Deerfield Triarc TRS Holdings, Inc., may retain its net income, and its earnings are subject to the 90% distribution requirement only to the extent the TRS actually distributes its earnings to the REIT. However, a foreign TRS, such as Market Square CLO Ltd. and Deerfield Triarc TRS (Bahamas) Ltd., generally is deemed to distribute its earnings to the REIT on an annual basis for federal income tax purposes, regardless of whether it actually distributes its earnings.

          In connection with the REIT requirements, we intend to make regular quarterly distributions of all or substantially all of our REIT taxable income to holders of our common stock. We expect to declare dividends on a quarterly basis and typically in the month following the quarter end, except for the fourth quarter of the year, which we expect to declare in December. However, any future distributions we make will be at the discretion of our board of directors and will depend upon, among other things, our actual results of operations. These results and our ability to pay distributions will be affected by various factors, including the net interest and other income from our portfolio, our operating expenses and any other expenditures.

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

          The following is a summary of our 2006 dividend distributions, in thousands, except per share amounts:

Declaration	Record	Payment	Per Share	Dividend
Date	Date	Date	Dividend	Payment
04/24/06	05/04/06	05/26/06	$0.36	$18,597
07/25/06	08/04/06	08/28/06	0.38	19,646
10/24/06	11/07/06	11/27/06	0.40	20,684
12/19/06	12/29/06	01/30/07	0.42	21,723
		Total	$1.56	$80,650

          For the year ended December 31, 2006, we have declared $80.6 million of dividends, which exceeds our net income, determined in accordance with accounting principles generally accepted in the United States of America. We cannot assure you that we will have sufficient cash available for future quarterly distributions at this level, or at all.

Restrictions on Ownership of Our Common Stock

          In order to assist us in complying with the limitations on the concentration of ownership of REIT shares imposed by the Internal Revenue Code, we generally prohibit any stockholder from beneficially or constructively owning, after applying certain attribution rules under the Internal Revenue Code, more than 7.7% in value or in number of shares, whichever is more restrictive, of any class or series of our capital stock, other than Robert Dart and his related entities, which are permitted to own up to 18.5% in value or in number of shares, whichever is more restrictive, of our common stock. We had granted a similar waiver in December 2004 to Ross Financial Corporation, to facilitate the closing of our December 2004 private offering, and we in effect transferred the waiver to Robert Dart and his related entities when they purchased all of Ross Financial Corporation’s shares of stock in May 2004. Our board of directors may, in its sole discretion, waive the 7.7% ownership limit with respect to a particular stockholder if it is presented with evidence satisfactory to it that such ownership will not then or in the future jeopardize our qualification as a REIT. Our charter also prohibits any person from:

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

Available Information

          Our Internet address is www.deerfieldtriarc.com. We make available free of charge, on or through the “SEC Filings” section of our website, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Also posted on our website, and available in print upon request to our Investor Relations Department, are the charters for our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, and our Code of Business Conduct and Ethics, which governs our directors, officers and employees. Within the time period required by the SEC and the NYSE, we will post on our website any amendment to our Code of Business Conduct and Ethics and any waiver applicable to our senior financial officers, and our executive officers or directors. In addition, information concerning purchases and sales of our equity securities by our directors and Section 16 reporting officers is posted on our website. Information on our website is not part of this annual report on Form 10-K.

          Our Investor Relations Officer can be contacted at Deerfield Triarc Capital Corp., 6250 North River Road, 8th Floor, Rosemont, Illinois 60018, Attn: Investor Relations, Telephone: (773) 380-6587, e-mail: rsmith@deerfieldcapital.com.

ITEM 1A. RISK FACTORS

Risks Related to Our Business

We have a limited operating history and limited experience as a REIT and we may not be able to successfully operate our business or generate sufficient revenue to make or sustain dividends to stockholders.

          We were organized in December 2004 and have a limited operating history and limited experience operating as a REIT. We are subject to all the business risks and uncertainties associated with any relatively new business, including that we will not achieve our investment objectives and that the value of your investment could decline substantially. Our ability to achieve attractive risk-adjusted returns depends on our ability both to generate sufficient cash flow to pay an attractive dividend and to achieve capital appreciation. We cannot assure you we will do either, or that we can generate sufficient revenue from operations to pay our operating expenses and make or sustain dividends to stockholders.

We are dependent on Deerfield Capital and may not find a suitable replacement if it terminates the management agreement.

          We have no employees. Our officers are employees of Deerfield Capital. We have no separate facilities and rely completely on Deerfield Capital, which has broad discretion as to the conduct of our business. We face the risk that Deerfield Capital will terminate its management agreement with us and that no suitable replacement will be found to manage us. Such termination could also give some of our swap counterparties the right to terminate their swap transactions with us, which might prevent us from being able to execute our business plan and could impair our ability to make dividend distributions to our stockholders. Our success depends significantly upon the experience of Deerfield Capital’s executive officers, whose continued service is not guaranteed.

Deerfield Capital has limited prior experience managing a REIT and its past experience may not be sufficient to successfully manage our business as a REIT.

          The federal income tax and securities laws impose numerous constraints on the operations of REITs. Deerfield Capital’s limited experience in managing a portfolio of assets under these constraints may hinder its ability to achieve our investment objective. Maintaining our REIT qualification also limits the types of investments we can make. Our investment returns could be substantially lower than the returns achieved by Deerfield Capital or its portfolio managers in non-REIT accounts they have managed.

We depend upon Deerfield Capital’s key personnel for our success.

          We depend on the diligence, skill and network of business contacts of the Deerfield Capital personnel who manage our portfolio. In addition, the business contacts of Triarc personnel may also be important to us in sourcing investment opportunities. Deerfield Capital portfolio managers, supervised by Deerfield Capital’s senior management, evaluate, negotiate, structure, close and monitor our investments. Our performance depends on the continued service of experienced and skilled Deerfield Capital employees. The departure of any of Deerfield Capital’s senior management, or of key portfolio managers, could impair our performance. There is no assurance Deerfield Capital will remain our investment manager or that we will continue to have access to Deerfield’s or Triarc’s principals and professionals or their information and deal flow.

Deerfield Capital manages our portfolio pursuant to very broad investment guidelines and our board does not approve each investment decision made by Deerfield Capital, which may result in our making riskier investments.

          Deerfield Capital manages our portfolio pursuant to very broad investment guidelines. While our directors periodically review those guidelines and our portfolio, they do not review all of our proposed investments. In conducting their reviews, the directors may rely primarily on information provided to them by Deerfield Capital. Deerfield Capital may use complex strategies, and transactions that may be difficult or impossible to unwind by the time they are reviewed by the directors. Deerfield Capital has great latitude within the broad investment guidelines in determining the types of investments it makes for us. Poor investment decisions could impair our ability to pay dividends.

We may change our investment strategy without stockholder consent, which may result in riskier investments.

          We have not adopted a policy as to the amounts to be invested in any of our asset classes, including securities rated below investment grade. We may change our investment strategy, including the percentage of assets that may be invested in any particular asset class, or in a single issuer, at any time, without the consent of or notice to our stockholders. Thus, we may invest in assets that are different from, and possibly riskier than, the investments described herein. A change in our investment strategy may increase our exposure to interest rate risk, default risk and real estate market fluctuations, all of which could reduce our stock price and our ability to pay dividends. A change in our asset allocation could result in our investing in asset classes different from those described herein.

There are conflicts of interest in our relationship with Deerfield Capital, which could result in decisions that are not in the best interests of our stockholders.

          We depend entirely on Deerfield Capital for our day-to-day management. We do not have any independent officers, and we have no employees. Our chairman, chief executive officer, president, chief financial officer and general counsel also serve as employees, officers or directors of Deerfield Capital or Triarc. In addition, certain of our other directors and all of the members of our Investment Committee are directors or officers of Deerfield, Deerfield Capital or Triarc. As a result, our management agreement with Deerfield Capital was negotiated between related parties and its terms, including fees payable, may not be as favorable to us as if it had been negotiated with an unaffiliated third party.

          It would be difficult and costly for us to terminate the management agreement. We can do so only following the initial term expiring on December 31, 2007, annually upon the affirmative vote of at least two-thirds of our independent directors or a majority of the outstanding shares of our stock. The termination must be based upon either unsatisfactory performance by Deerfield Capital that is materially detrimental to us or a determination that the management fee payable to Deerfield Capital is not fair, subject to Deerfield Capital’s right to prevent such a termination by accepting a mutually acceptable reduction of management fees that at least two-thirds of our independent directors determines to be fair. We must give Deerfield Capital 180 days prior notice of any such termination, and pay it a termination fee of two times the sum of the average annual base management fee and the average annual incentive fees earned by Deerfield Capital during the two 12-month periods immediately before the termination, calculated as of the end of the most recently completed fiscal quarter before the termination. These provisions may increase the effective cost to us of terminating the agreement, thereby impairing our ability to terminate Deerfield Capital without cause.

          The ability of Deerfield Capital and its officers and employees to engage in other business activities may reduce the time Deerfield Capital spends managing us.

          The fees we pay Deerfield Capital may cause it to invest in potentially higher yielding investments, which are generally riskier or more speculative. These fees consist of both a management fee that is not tied to our performance and an incentive fee that is based entirely on our performance. The risk of the incentive fee is that it may cause Deerfield Capital to place undue emphasis on the maximization of net income at the expense of other criteria, such as preservation of capital, in order to achieve a higher incentive fee. This could result in increased risk to our invested portfolio. Subject to certain limitations, Deerfield Capital must receive at least 15% of its incentive fee in shares of our common stock, and, Deerfield Capital has the right to receive up to 100% of the fee in such shares. Deerfield Capital can allocate these shares to, among others, its employees who manage our portfolio, thus giving those employees additional incentive to seek to maximize the incentive fee through investments in higher risk securities. The risk of the management fee is that it may not sufficiently incentivize Deerfield Capital to generate attractive risk-adjusted returns for us.

We may compete with future investment vehicles for access to Deerfield Capital.

          Deerfield Capital manages various other investment vehicles and may manage additional vehicles in the future. If any such vehicles have an investment focus similar to ours, we may be competing with those vehicles for access to investment opportunities with a limited supply, thus potentially impairing our investment strategy.

Our investment portfolio is heavily concentrated in adjustable-rate MBS and we might not be able to achieve or sustain a more diversified portfolio.

          As of December 31, 2006, 87.8% of our investment portfolio consisted of RMBS. One of our key strategic objectives is to achieve a more diversified portfolio of investments that delivers attractive risk-adjusted returns. We might not succeed in this respect, and even if we do approximately 80% of our fully leveraged assets will likely be MBS. If we cannot achieve a more diversified portfolio, we will be particularly exposed to the investment risks that relate to investments in adjustable-rate MBS and we may suffer losses if those investments decline in value.

We leverage our investments and incur other indebtedness, which may reduce our returns and our dividends.

          We leverage our investments through borrowings, generally through warehouse facilities, bank credit facilities, repurchase agreements, secured loans, securitizations (including the issuance of CDOs), loans to entities in which we hold interests in pools of assets, and other borrowings. We also incur other indebtedness from time to time such as our obligations resulting from the issuance of trust preferred securities. We are not limited in the amount of leverage we may use. Our leverage amount at any given time varies depending on such factors as our ability to obtain credit facilities, the lender’s and rating agencies’ estimate of the stability of our investments’ cash flow and market conditions for debt securities. Our return on investments and cash available for distribution to our stockholders may be reduced to the extent that changes in market conditions increase the cost of our financing relative to the income that can be derived from the assets acquired. Our debt service payments will reduce cash flow available for distributions to stockholders. We may not be able to meet our debt service obligations, thus risking the loss of some or all of our assets to foreclosure or sale to satisfy the obligations. We leverage certain of our assets through repurchase agreements. A decrease in the value of these assets may lead to margin calls, which we will have to satisfy. We may not have the funds available to satisfy any these calls and may have to sell assets at a time when we might not otherwise choose to do so.

          Credit facility providers and other holders of our indebtedness may require us to maintain a certain amount of uninvested cash, to set aside unlevered assets sufficient to maintain a specified liquidity position to satisfy our collateral obligations or to maintain certain minimum net worth. Thus, we may not be able to leverage our assets as fully as we would choose, which could reduce our returns. If we are unable to meet these collateral obligations, our financial condition could deteriorate rapidly.

Our failure to maintain an adequate alternative investment portfolio may impair our financial condition and results of operations.

          Our ability to achieve our investment objective and generate an attractive dividend may depend on our ability to maintain our alternative asset portfolio, such as mezzanine loans. This in turn depends on Deerfield Capital’s ability to identify and invest in such assets, as well as on our access to the financing of such assets on acceptable terms.

          If we cannot identify and acquire satisfactory alternative investments, our portfolio will be concentrated in a less diversified portfolio of RMBS investments, increasing our dependence on these investments. The availability of suitable alternative assets may be limited and there is often active competition for these assets among investors.

          When we obtain financing of our alternative (and other) assets, lenders could impose restrictions on us that would reduce our ability to incur additional debt, our capability to make distributions to stockholders and our flexibility to determine our operating policies. Loan documents we execute might limit, among other things, our ability to repurchase stock, distribute more than a certain amount of our funds from operations, and employ leverage beyond certain amounts.

We operate in a highly competitive market for investment opportunities.

          We compete for investments with various other investors—such as other REITs, public and private funds, commercial and investment banks and commercial finance companies. Many of our competitors are substantially larger than us and have considerably more financial and other resources. Other REITs may have investment objectives that overlap with ours, which may create competition for investment opportunities with limited supply. Some competitors may have a lower cost of funds and access to funding sources that are not available to us, and may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. The competitive pressures we face could impair our business, financial condition and results of operations. Also, as a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time.

Failure to procure adequate capital and funding would hurt our results and reduce the price of our stock and our ability to pay dividends.

          We depend upon the availability of adequate funding and capital for our operations. As a REIT, we generally must distribute annually at least 90% of our REIT taxable income to our stockholders, and therefore cannot retain significant amounts of our earnings for new investments. However, Deerfield Triarc TRS Holdings, Inc., one of our TRSs, is able to retain its earnings for investment in new capital, subject to the REIT requirements which limit the relative value of TRS stock and securities owned by a REIT. The failure to secure acceptable financing could reduce our taxable income, as our investments would no longer generate the same level of net interest income due to the lack of funding or increase in funding costs. A reduction in our net income would impair our liquidity and our ability to pay dividends. We cannot assure you that any, or sufficient, funding or capital will be available to us in the future on terms that are acceptable to us. Therefore, if we cannot obtain sufficient funding on acceptable terms, there may be a negative impact on the market price of our common stock and our ability to make distributions.

If we issue senior securities we will be subject to additional restrictive covenants and limitations on our operating flexibility, which impair our ability to pay dividends.

          If we issue senior securities, they will likely be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Holders of senior securities may be granted specific rights, including the right to hold a perfected security interest in certain of our assets, to accelerate payments due under the indenture, to restrict dividend payments, and to require approval to sell assets. Any convertible or exchangeable securities we issue may have rights, preferences and privileges more favorable than those of our common stock. We, and indirectly our stockholders, will bear the cost of issuing and servicing such securities.

We may be unable to complete securitization transactions.

          In addition to issuing senior securities to raise capital as described above, we may seek to securitize some of our assets to generate cash for funding new investments. This would involve creating a special-purpose vehicle, contributing a pool of our assets to the vehicle, and selling interests in the vehicle on a non-recourse basis to purchasers (who we would expect to be willing to accept a lower interest rate to invest in investment grade loan pools). We would retain all or a portion of the equity in the securitized pool of portfolio investments. We may finance our investments with relatively short-term credit facilities, until a sufficient quantity of securities is accumulated, with the intent of refinancing these facilities through a securitization such as a CDO issuance or other financing. However, we may not be able to acquire, during the period that our short-term facilities are available, a sufficient amount of eligible securities to maximize the efficiency of a CDO issuance.

          We also may not be able to obtain short-term credit facilities or to renew any such facilities after they expire should we find it necessary to extend the facilities to allow more time to buy the necessary eligible securities for a long-term financing. The inability to renew the facilities may require us to seek more costly financing for our investments or to liquidate assets. In addition, conditions in the capital markets may make the issuance of a CDO impractical when we do have a sufficient pool of collateral. The inability to securitize our portfolio could hurt our performance. At the same time, the securitization of our portfolio investments might expose us to losses, as the residual portfolio investments in which we do not sell interests will tend to be riskier and more likely to generate losses.

The use of CDO financings with over-collateralization requirements may reduce our cash flow.

          If we issue CDOs, we expect that their terms will generally provide that the principal amount of assets must exceed the principal balance of the related bonds by a certain amount, commonly referred to as over-collateralization, and that if certain delinquencies or losses exceed specified levels, which we will establish based on the analysis by the rating agencies (or any financial guaranty insurer) of the characteristics of the assets collateralizing the bonds, our ability to receive net income from assets collateralizing the obligations will be restricted. We cannot be certain that the over-collateralization tests will be satisfied. In advance of completing negotiations with the rating agencies or other key transaction parties on our future CDO financings, we cannot be certain of the actual terms of the CDO, over-collateralization terms, cash flow release mechanisms or other significant factors regarding the calculation of net income to us. Failure to obtain favorable terms on these matters may hurt our performance. If our assets fail to perform as anticipated, our over-collateralization or other credit enhancement expense associated with our CDO financings will increase.

An increase in our borrowing costs relative to the interest we receive on our assets may impair our profitability, and thus our cash available for distribution to our stockholders.

          As our repurchase agreements and other short-term borrowings mature, we must either enter into new borrowings or liquidate certain of our investments at times when we might otherwise not choose to do so. An increase in short-term interest rates when we seek new borrowings would reduce the spread between our returns on our assets and the cost of our borrowings. This would reduce the returns on our assets that are subject to prepayment risk, including our MBS, which might reduce earnings and in turn cash available for dividends.

We may not be able to renew our total return swaps, which could impair our leveraging strategy.

          We may leverage certain of our investments through total return swaps, and may wish to renew many of the swaps, which are for specified terms, as they mature. However, there are a limited number of providers of these swaps, and the initial swap providers might not renew the swaps, and we might not be able to obtain suitable replacement providers. Providers may choose not to renew for various reasons. Our ability to use swaps, other than through a TRS, may also be limited by the REIT qualification requirements because swaps are not qualifying assets and do not produce qualifying income for purposes of the REIT asset and income tests.

Declines in the market values of our investments may adversely affect periodic reported results and credit availability, which may reduce earnings and thus cash available for dividends.

          A substantial portion of our assets is classified for accounting purposes as available-for-sale. Changes in the market values of those assets are directly charged or credited to stockholders’ equity. As a result, a decline in their values may reduce the book value of our assets, and a decline in value of an available-for-sale security that is other than temporary will reduce earnings.

          A decline in the market value of our assets may adversely affect us particularly where we have borrowed money based on the market value of those assets. In such case, the lender may require us to post additional collateral to support the borrowing. If we cannot post the additional collateral, we would have to liquidate assets at a time when we might not otherwise choose to do so. A reduction in credit available may reduce our earnings and cash available for dividends.

Our failure to achieve adequate operating cash flow would impair our ability to pay dividends.

          As a REIT, we generally must distribute annually at least 90% of our REIT taxable income to our stockholders. Our ability to make and sustain cash distributions is based on many factors, some of which are beyond our control. No assurance can be given as to our ability to pay distributions.

Loss of our 1940 Act exclusion would adversely affect us and reduce the market price of our shares and our ability to pay dividends.

          In order to be exempt from regulation under the 1940 Act, we must meet certain exclusions from the definition of investment company. Because we conduct our business through wholly-owned subsidiaries, we also must ensure that each subsidiary so qualifies.

          To ensure that our main subsidiary, Deerfield Triarc Capital LLC, is not regulated under the 1940 Act, we must ensure that at least 55% of its assets consist of qualifying real estate assets and at least 80% of its assets consist of real estate-related assets (including qualifying real estate assets). And, we generally must ensure that each of our other subsidiaries meets this 55%/80% test or another 1940 Act test—namely, that the subsidiary does not publicly offer its securities and that each owner of the subsidiary is a qualified purchaser. Finally, to ensure that Deerfield Triarc Capital Corp. itself qualifies for an exclusion from regulation under the 1940 Act, we must ensure that no more than 40% of its assets, on an unconsolidated basis, excluding government securities and cash, are investment securities as defined in the 1940 Act.

          If we fail to satisfy the requirements in the 1940 Act to preserve our exemptions from regulation under the 1940 Act, we could be required to materially restructure our activities and to register as an investment company under the 1940 Act, which could impair our operating results.

Rapid changes in the values of our MBS and other real estate-related investments may make it more difficult for us to maintain our qualification as a REIT or exemption from the 1940 Act.

          If the market value or income potential of our MBS and other real estate-related investments declines as a result of increased interest rates, prepayment rates or other factors, we may need to increase our real estate investments and income or liquidate our non-qualifying assets in order to maintain our REIT qualification or exemption from the 1940 Act. If the decline in real estate asset values or income occurs quickly, this may be especially difficult to accomplish, and may be exacerbated by the illiquid nature of many of our non-real estate assets. We may have to make investment decisions that we otherwise would not make absent the REIT and 1940 Act requirements.

We depend on information systems and third parties, and systems failures could disrupt our business, which may reduce the market price of our stock and our ability to pay dividends.

          Our business is highly dependent on Deerfield Capital’s communications and information systems. Any failure or interruption of these systems could cause delays or other problems in our securities trading activities, including MBS trading activities. This could impair our operating results and reduce the market price of our stock and our ability to pay dividends.

Terrorist attacks and other acts of violence or war may affect the market for our stock, the industry in which we conduct our operations and our profitability.

          Terrorist attacks may harm our results of operations and your investment. We have no assurance that there will not be further terrorist attacks against the United States or U.S. businesses. These attacks or armed conflicts may directly impact the property underlying our ABS securities or the securities markets in general. Losses resulting from these types of events are uninsurable.

          More generally, any of these events could reduce consumer confidence and spending or increase volatility in the United States and worldwide financial markets and economy. Adverse economic conditions could harm the value of the property underlying our ABS or the securities markets in general, which could reduce our operating results and revenues and increase the volatility of our holdings.

Risks Related to Our Investments

We may not realize gains or income from our investments.

          We seek to generate both current income and capital appreciation, but our assets may not appreciate in value (and may decline) and the debt securities may default on interest or principal payments. Accordingly, we may not be able to realize gains or income from our investments, and the gains that we do realize may not be enough to offset our losses. The income that we realize may not be sufficient to offset our expenses.

Our real estate investments are subject to risks particular to real property.

          We own assets secured by real estate and may own real estate directly. Real estate investments are subject to various risks, including:

•	acts of God, including earthquakes, floods and other natural disasters, which may result in uninsured losses;

•	acts of war or terrorism, including the consequences of terrorist attacks, such as those that occurred on September 11, 2001;

•	adverse changes in national and local economic and market conditions;

•	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and ordinances;

•	costs of remediation and liabilities associated with environmental conditions; and

•	the potential for uninsured or under-insured property losses.

          The occurrence of these or similar events may reduce our return from an affected property or investment and impair our ability to make distributions to stockholders.

The mortgage loans underlying our MBS and ABS are subject to delinquency, foreclosure and loss, which could result in losses to us.

          Commercial mortgage loans are secured by multi-family or commercial property. They are subject to risks of delinquency and foreclosure, and risks of loss that are greater than similar risks associated with loans made on the security of single-family residential property. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of the property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Such income can be affected by many factors.

          Residential mortgage loans are secured by single-family residential property. They are subject to risks of delinquency and foreclosure, and risks of loss. The ability of a borrower to repay a loan secured by a residential property depends on the income or assets of the borrower. Many factors may impair borrowers’ abilities to repay their loans. ABS are bonds or notes backed by loans or other financial assets. The ability of a borrower to repay these loans or other financial assets depends upon the income or assets of these borrowers.

          In the event of any default under a mortgage loan held directly by us, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage loan. This could impair our cash flow from operations. In the event of the bankruptcy of a mortgage loan borrower, the loan will be deemed secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court). The lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law.

          Foreclosure of a mortgage loan can be expensive and lengthy. This could impair our anticipated return on the foreclosed mortgage loan. RMBS represent interests in or are secured by pools of residential mortgage loans and CMBS represent interests in or are secured by a single commercial mortgage loan or a pool of commercial mortgage loans. Accordingly, the MBS we invest in are subject to all of the risks of the underlying mortgage loans.

Our investments in subordinated MBS could subject us to increased risk of losses.

          In general, losses on an asset securing a mortgage loan included in a securitization will be borne first by the equity holder of the property, then by any cash reserve fund or letter of credit provided by the borrower, and then by the first loss subordinated security holder. In the event of default and the exhaustion of any equity support, reserve fund, letter of credit—and any classes of securities junior to those in which we invest—we may not be able to recover all of our investment in the securities we purchase. In addition, if the underlying mortgage portfolio has been overvalued by the originator, or if the values subsequently decline and, as a result, less collateral is available to satisfy delinquent interest and principal payments due on the related MBS, the securities in which we invest may effectively become the first loss position behind the more senior securities, which may result in significant losses to us.

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

Our assets include high yield and subordinated corporate securities that have greater risks of loss than secured senior loans and if those losses are realized, it could adversely affect our earnings, which could adversely affect our cash available for dividends.

          Our assets include high yield and subordinated securities, which involve a higher degree of risk than long-term senior secured loans. These securities may not be secured by mortgages or liens on assets, and even if secured may have higher loan-to-value ratios than a senior secured loan. Our right to payment and security interest with respect to such securities may be subordinated to the payment rights and security interests of the senior lender. Therefore, we may be limited in our ability to enforce our rights to collect these loans and to recover any of the loan balance through a foreclosure of collateral.

          Some of these securities may have an interest only payment schedule, with the principal amount remaining outstanding and at risk until the maturity of the obligation. In this case, a borrower’s ability to repay its obligation may depend upon a liquidity event that will enable the repayment of the obligation.

          Numerous other factors may affect a company’s ability to repay its high yield and subordinated securities, including the failure to meet its business plan, a downturn in its industry or negative economic conditions. Deterioration in a company’s financial condition and prospects may be accompanied by deterioration in the collateral for the obligation. Losses in our high yield and subordinated securities could adversely affect our earnings and thus cash available for dividends.

          High yield and subordinated securities from highly leveraged companies may have a greater risk of loss, which could reduce cash available for dividends.

          Leverage may have material adverse consequences to the companies in which we invest. These companies may be subject to restrictive financial and operating covenants. The leverage may impair their ability to finance their future operations and capital needs. Their flexibility to respond to changing business and economic conditions and to business opportunities may thus be limited. A leveraged company’s income and net assets will tend to increase or decrease at a greater rate than if borrowed money were not used. As a result, leveraged companies have a greater risk of loss. Losses on our leveraged investments could reduce our earnings and thus cash available for dividends.

We may invest in the equity securities of CDOs, such as Market Square and Pinetree, and such investments involve various risks, including that CDO equity receives distributions from the CDO only if the CDO generates enough income to first pay the holders of its debt securities and its expenses.

          Our assets include the equity securities of two CDOs (Market Square CLO Ltd. and Pinetree CDO Ltd.) and we buy equity securities of other CDOs. A CDO is a special purpose vehicle that purchases collateral (such as loans or asset-backed securities) that is expected to generate a stream of interest or other income. The CDO issues various classes of securities that participate in that income stream, typically one or more classes of debt instruments and a class of equity securities. The equity is usually entitled to all of the income generated by the CDO after the CDO pays all of the interest due on the debt securities and its expenses. However, there will be little or no income available to the CDO equity if there are defaults on the underlying collateral in excess of certain amounts or the recoveries on such defaulted collateral are less than certain amounts. In that event, the value of our investment in the CDO’s equity could decrease substantially. In addition, the equity securities of CDOs are generally illiquid, and because they represent a leveraged investment in the CDO’s assets, their value will generally fluctuate more than the values of the underlying collateral.

We may enter into warehouse agreements in connection with our planned investment in the equity securities of CDOs and if the CDO investment is not consummated, the warehoused collateral will be sold and we must bear any loss resulting from the purchase price of the collateral exceeding the sale price.

          In connection with our investment in CDOs that Deerfield Capital structures for us, we may enter into warehouse agreements with investment banks or other financial institutions, pursuant to which the institution will initially finance the purchase of the collateral that will be transferred to the CDO. Deerfield Capital will select the collateral. If the CDO transaction is not consummated, the institution would liquidate the warehoused collateral and we would have to pay any amount by which the purchase price of the collateral exceeds its sale price, subject to any negotiated caps on our exposure. In addition, regardless of whether the CDO transaction is consummated, if any of the warehoused collateral is sold before the consummation, we may have to bear any resulting loss on the sale. The amount at risk in connection with the warehouse agreements supporting our investments in CDOs generally is the amount that we have agreed to invest in the equity securities of the CDO. Although we would expect to complete the CDO transaction within about six to nine months after the warehouse agreement is signed, we cannot assure you that we would in fact be able to complete the transaction, or within the expected time period.

We will lose money on our repurchase transactions if the counterparty to the transaction defaults on its obligation to resell the underlying security back to us at the end of the transaction term, or if the value of the underlying security has declined as of the end of that term or if we default on our obligations under the repurchase agreement.

          When we engage in a repurchase transaction, we generally sell securities to the transaction counterparty and receive cash from the counterparty. The counterparty is obligated to resell the securities back to us at the end of the term of the transaction, which is typically 30-90 days. Because the cash we receive from the counterparty when we initially sell the securities is less than the value of those securities (typically about 97% of that value), if the counterparty defaulted on its obligation to resell the securities back to us we would incur a loss on the transaction equal to about 3% of the value of the securities (assuming no change in the value of the securities). We would also lose money on a repurchase transaction if the value of the underlying securities has declined as of the end of the transaction term, as we would have to repurchase the securities for their initial value but would receive securities worth less than that amount. Any losses we incur on our repurchase transactions could adversely affect our earnings and thus our dividend.

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

Increases in interest rates could reduce the value of our investments, which could result in reduced earnings or losses and reduce the cash available dividends.

          We invest indirectly in mortgage loans by purchasing MBS. Under a normal yield curve, an investment in MBS will decline in value if long-term interest rates increase. Despite Fannie Mae, Freddie Mac or Ginnie Mae guarantees of certain of the MBS we own, those guarantees do not protect us from declines in market value caused by changes in interest rates, which may ultimately reduce earnings or result in losses to us, which may reduce cash available for distribution to our stockholders.

          A significant risk of our MBS investment is that both long-term and short-term interest rates will increase significantly. If long-term rates increased significantly, the market value of these MBS would decline and the duration and weighted average life of the investments would increase. We could realize a loss if the securities were sold. At the same time, an increase in short-term interest rates would increase the amount of interest owed on the repurchase agreements we may enter into in order to finance the purchase of MBS.

          Market values of our investments may decline without any general increase in interest rates for a number of reasons, such as increases in defaults, increases in voluntary prepayments for those investments that are subject to prepayment risk, and widening of credit spreads.

We remain subject to losses on our mortgage portfolio despite our strategy of investing in highly-rated MBS.

          A significant portion of our assets is invested in MBS that are either agency issued or rated investment grade by at least one rating agency. While highly-rated MBS are generally subject to a lower risk of default than lower credit quality MBS, and may benefit from third-party credit enhancements such as insurance or corporate guarantees, such MBS could be subject to credit losses. Furthermore, ratings may change over time as a result of a number of factors, including greater than expected delinquencies, defaults or credit losses, or a deterioration in the financial strength of corporate guarantors, any of which may reduce the market value of such securities. Furthermore, ratings do not take into account the reasonableness of the issue price, interest rate risk, prepayment risk, extension risk or other risks associated with such MBS. As a result, while we attempt to mitigate our exposure to credit risk in our mortgage portfolio on a relative basis by focusing on highly-rated MBS, we cannot completely eliminate credit risk in these instruments.

Some of our investments are recorded at values based on estimates of fair value made by management, and there is thus uncertainty as to the value of these investments.

          Some of our investments are securities that are not publicly traded. The fair value of such investments is not readily determinable. Depending on the accounting classification, these investments can be carried at fair value, lower of cost or market, or amortized cost with a loan loss reserve. Each of these carrying values is based on an estimate of fair value. Management estimates fair value of these investments quarterly. Because such valuations are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Our stock price could fall if our carrying values based on determinations of fair value of these investments are materially higher than the values that we ultimately realize upon their disposal.

The lack of liquidity in our investments may impair our results.

          We invest in securities that are not publicly traded. Some of these securities may be subject to legal and other restrictions on resale or may be less liquid than publicly traded securities for other reasons. This may make it difficult for us to liquidate such investments if the need arises. In addition, if we must liquidate all or a portion of our investments quickly, we may realize significantly less than the value at which we have previously recorded the investments. We may face other restrictions on our ability to liquidate an investment in a business entity if we, Deerfield Capital or Triarc may have material non-public information regarding the issuer.

Negative covenants in our repurchase agreements may reduce our ability to maintain adequate capital and funding and cash available for dividends.

          We obtain a significant portion of our funding through repurchase facilities. Certain of our repurchase agreements include negative covenants that if breached, may cause our repurchase transactions to be terminated early, in which event our counterparty could terminate all repurchase transactions existing with us and make any amount due by us to the counterparty payable immediately. If we have to terminate outstanding repurchase transactions and are unable to negotiate more favorable funding terms, our cash will impaired. This may reduce the amount of capital available for investing or reduce our ability to distribute dividends. In addition, we may have to liquidate assets at a time when we might not otherwise choose to do so.

A prolonged economic slowdown, a recession or declining real estate values could impair our investments and harm our operating results.

          Many of our investments may be susceptible to economic slowdowns or recessions, which could lead to losses on those investments and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in lenders not extending credit to us, all of which could impair our operating results.

We may be exposed to environmental liabilities with respect to properties we own.

          We may take title to real estate and thus could be subject to environmental liabilities with respect to these properties. In such a circumstance, we could be held liable to a governmental entity or to third parties for property damage, personal injury, investigation, and clean-up costs incurred by those parties in connection with environmental contamination, or have to investigate or clean up hazardous or toxic substances, or chemical releases at a property. Our costs associated with these activities could be substantial. If we are subject to significant environmental liabilities, our business, financial condition, liquidity and results of operations could be impaired.

Our hedging transactions may not completely insulate us from interest rate risk.

          We typically engage in certain hedging transactions to seek to limit our exposure to changes in interest rates, but this may expose us to separate risks associated with such hedging transactions. We use instruments such as forward contracts and interest rate swaps, caps, collars and floors to seek to hedge against mismatches between the cash flows on our assets and the interest payments on our liabilities or fluctuations in the relative values of our portfolio positions, in each case resulting from changes in interest rates. Hedging against a decline in the values of our portfolio positions does not eliminate the possibility of fluctuations in the values of these positions or prevent losses if the values decline. Such hedging transactions may also limit the opportunity for gain if the positions increase. Moreover, it may not be possible feasibly to hedge against an interest rate fluctuation that is widely anticipated.

          The success of our hedging transactions depends on Deerfield Capital’s ability to anticipate interest rate movements. Therefore, while we may enter into such transactions to seek to reduce interest rate risks, unanticipated changes in interest rates may result in poorer overall investment performance than if we had not engaged in any hedging. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. This may prevent us from achieving the intended hedge and expose us to risk of loss.

Hedging instruments often are not traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any U.S. or foreign governmental authorities and involve risks and costs.

          The cost of using hedging instruments increases as the period covered by the instrument increases and during periods of rising and volatile interest rates. We may increase our hedging activity and thus our hedging costs when interest rates are volatile or rising.

          Hedging instruments involve the risk that they often are not traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any U.S. or foreign governmental authorities. Consequently, there may be no requirements with respect to record keeping, financial responsibility or segregation of customer funds and positions with regard to such transactions. The enforceability of agreements underlying derivative transactions may depend on compliance with various legal requirements and, depending on the identity of the counterparty, non-U.S. legal requirements. The business failure of a hedging counterparty of ours will most likely result in a default, which may result in the loss of unrealized profits and force us to cover our resale commitments at the then current market price. Although we will generally seek to reserve the right to terminate our hedging positions, it may not always be possible to dispose of or close out a hedging position without the consent of the hedging counterparty, and we may not be able to enter into an offsetting contract in order to cover our risk. A liquid secondary market might not always exist for our hedging instruments, and we may have to hold a position until exercise or expiration, which could result in losses.

Changes in prepayment rates could reduce the value of our MBS, which could reduce our earnings and the cash available for dividends.

          In the case of residential mortgage loans, there are seldom any restrictions on borrowers’ abilities to prepay their loans. Homeowners tend to prepay mortgage loans faster when interest rates fall. Consequently, owners of the loans have to reinvest the money received from the prepayments at the lower prevailing interest rates. Conversely, homeowners tend not to prepay mortgage loans when interest rates rise. Consequently, owners of the loans are unable to reinvest money that would have otherwise been received from prepayments at the higher rates. This volatility in prepayment rates may impair our ability to maintain targeted amounts of leverage on our mortgage-backed securities portfolio and result in reduced earnings or losses and reduce the cash available for distribution to our stockholders.

          The Fannie Mae guarantees of principal and interest related to certain of our MBS do not protect us against prepayment risks.

Our derivative contracts could expose us to unexpected economic losses.

          Our investment strategy involves entering into derivative contracts that could require us to fund cash payments in the future under certain circumstances, e.g., the early termination of the derivative agreement caused by an event of default or other early termination event, or the decision by a counterparty to request margin securities that we owe it under the derivative contract. The amount due would be the unrealized loss of the open positions with the counterparty and could also include fees and charges. These economic losses will be reflected in our financial results, and our ability to fund these obligations will depend on the liquidity of our assets and access to capital at the time. The need to fund these obligations could hurt our financial condition.

We make investments in non-U.S. dollar denominated investments, which subject us to currency rate exposure and the uncertainty of foreign laws and markets.

          We may purchase investments denominated in foreign currencies. A change in foreign currency exchange rates may reduce our returns on any of these non-dollar denominated investments. Although we may choose to hedge our foreign currency risk, we may not be able to do so successfully and may incur losses on these investments as a result of exchange rate fluctuations. Investments in foreign countries also subject us to risks of multiple and conflicting tax laws and regulations and political and economic instability abroad, which could reduce our yield on these investments.

Our dependence on the management of other entities may adversely affect our business.

          We do not control the management, investment decisions or operations of the enterprises in which we have invested. Management of those enterprises may decide to change the nature of their assets, or management may otherwise change in a manner that is not satisfactory to us. We typically have no ability to affect these management decisions and we may have only limited ability to dispose of our investments.

Our due diligence may not reveal all of an issuer’s liabilities and may not reveal other weaknesses in its business.

          Before investing in a company, we assess the strength and skills of its management and other factors that we believe are material to the performance of the investment. In this process, we rely on the resources available to us and, in some cases, an investigation by third parties. This process is particularly important and subjective with respect to new companies because there may be little or no information publicly available about them. Our due diligence processes might not uncover all relevant facts, thus resulting in investment losses.

Tax Risks

Complying with REIT requirements may cause us to forgo otherwise attractive opportunities.

          To qualify as a REIT for tax and 1940 Act purposes, we must continually satisfy numerous income, asset and other tests, thus having to forgo investments we might otherwise make and hindering our investment performance.

Certain financing activities may subject us to U.S. federal income tax and could have negative tax consequences for our stockholders.

          We have not and currently do not intend to enter into any transactions that could result in our, or a portion of our assets, being treated as a taxable mortgage pool for federal income tax purposes. However, we might enter into transactions that will have that effect. If we enter into such a transaction at the REIT level, although the law on the matter is unclear, the Internal Revenue Service has taken the position that we would be taxable at the highest corporate income tax rate on a portion of the income arising from a taxable mortgage pool, referred to as “excess inclusion income,” that is allocable to the percentage of our stock held in record name by disqualified organizations. These are generally certain cooperatives, governmental entities and tax-exempt organizations that are exempt from unrelated business taxable income (including certain state pension plans and charitable remainder trusts). They are permitted to own our stock. Because this tax would be imposed on us, all of our investors, including investors that are not disqualified organizations, would bear a portion of the tax cost associated with the classification of us or a portion of our assets as a taxable mortgage pool. A regulated investment company or other pass-through entity owning our stock may also be subject to tax at the highest corporate rate on any excess inclusion income allocated to their record name owners that are disqualified organizations. Nominees who hold our stock on behalf of disqualified organizations also potentially may be subject to this tax.

          If we were to realize excess inclusion income, recently issued guidance from the Internal Revenue Service indicates that the excess inclusion income would be allocated among our stockholders in proportion to our dividends paid. Excess inclusion income cannot be offset by losses of our stockholders. If the stockholder is a tax-exempt entity and not a disqualified organization, then this income would be fully taxable as unrelated business taxable income under Section 512 of the Internal Revenue Code. If the stockholder is a foreign person, it would be subject to U.S. federal income tax withholding on this income without reduction or exemption pursuant to any otherwise applicable income tax treaty.

Failure to qualify as a REIT would subject us to federal income tax, which would reduce the cash available for dividends.

          We operate in a manner that is intended to cause us to qualify as a REIT for federal income tax purposes. However, the tax laws governing REITs are extremely complex, and interpretations of the tax laws governing qualification as a REIT are limited. Qualifying as a REIT requires us to meet numerous income and other tests. While we operate in such a way so as to qualify as a REIT, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, and the possibility of changes in our circumstances, no assurance can be given that we will so qualify for any particular year.

          If we fail to qualify as a REIT in any calendar year and we do not qualify for certain statutory relief provisions, we would have to pay federal income tax on our taxable income. We might need to borrow money or sell assets in order to pay that tax. Our payment of income tax would decrease the amount of our income available for distribution to our stockholders. We would also no longer have to distribute substantially all of our REIT taxable income to our stockholders. Unless our failure to qualify as a REIT is excused under federal tax laws, we could not re-elect REIT status until the fifth calendar year after the year in which we failed to qualify.

Failure to make required distributions would subject us to tax, which would reduce the cash available for distribution to our stockholders.

          In order to qualify as a REIT, we must distribute annually to our stockholders at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gain. To the extent that we satisfy the 90% distribution requirement, but distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed income. In addition, we will incur a 4% nondeductible excise tax on any amount, by which our distributions in any calendar year are less than the sum of:

•	85% of our ordinary income for that year;

•	95% of our capital gain net income for that year; and

•	100% our undistributed taxable income from prior years.

          We intend to continue to distribute our net taxable income to our stockholders in a manner intended to satisfy the 90% distribution requirement and to avoid both corporate income tax and the 4% nondeductible excise tax. However, there is no requirement that domestic TRSs distribute their after-tax net income to their parent REIT or their stockholders, and Deerfield Triarc TRS Holdings, Inc., one of our TRSs, may determine not to make any distributions to us.

          Our taxable income may substantially exceed our net income as based on generally accepted accounting principles, or GAAP, because, for example, realized capital losses will be deducted in determining our GAAP net income, but may not be deductible in computing our taxable income. In addition, we may invest in assets that generate taxable income in excess of economic income or in advance of the corresponding cash flow from the assets, referred to as phantom income. Although some types of phantom income are excluded to the extent they exceed 5% of our REIT taxable income in determining the 90% distribution requirement, we will incur corporate income tax and the 4% nondeductible excise tax with respect to any phantom income items if we do not distribute those items on an annual basis. As a result of the foregoing, we may generate less cash flow than taxable income in a particular year. In that event, we may be required to use cash reserves, incur debt, or liquidate non-cash assets at rates or times that we regard as unfavorable in order to satisfy the distribution requirement and to avoid corporate income tax and the 4% nondeductible excise tax in that year.

Dividends payable by REITs do not qualify for the reduced tax rates on dividend income from regular corporations.

          The maximum tax rate for dividends payable to domestic stockholders that are individuals, trusts and estates were reduced in recent years from 38.6% to 15% (through 2010). Dividends payable by REITs, however, are generally not eligible for the reduced rates. Although this legislation does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock.

Ownership limitation may restrict change of control or business combination opportunities in which our stockholders might receive a premium for their shares.

          In order for us to qualify as a REIT for each taxable year, no more than 50% in value of our outstanding capital stock may be owned, directly or indirectly, by five or fewer individuals during the last half of any calendar year. Individuals for this purpose include natural persons, private foundations, some employee benefit plans and trusts, and some charitable trusts. In order to preserve our REIT qualification, our charter and certain board resolutions generally prohibit any person from directly or indirectly owning more than 7.7% in value or in number of shares, whichever is more restrictive, of any class or series of the outstanding shares of our capital stock, other than Robert C. Dart and certain entities controlled by Mr. Dart, which are not permitted to own more than 18.5% in value or in number of shares, whichever is more restrictive, of our common stock.

          This ownership limitation could discourage a takeover or other transaction in which holders of our common stock might receive a premium for their shares over the then prevailing market price or which holders might believe to be otherwise in their best interests.

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

          Deerfield Triarc TRS Holdings, Inc., as a domestic TRS, will pay federal, state and local income tax on its taxable income, and its after-tax net income is available for distribution to us but is not required to be distributed to us. The aggregate value of the TRS stock and securities owned by us will be less than 20% of the value of our total assets (including the TRS stock and securities). Furthermore, we monitor the value of our investments in TRSs for the purpose of ensuring compliance with the rule that no more than 20% of the value of our assets may consist of TRS stock and securities (which is applied at the end of each calendar quarter). In addition, we scrutinize all of our transactions with TRSs to ensure that they are entered into on arm’s-length terms in order to avoid incurring the 100% excise tax described above. There can be no complete assurance, however, that we will be able to comply with the 20% limitation discussed above or to avoid application of the 100% excise tax discussed above.

Our foreign TRSs could be subject to federal income tax at the entity level, which would greatly reduce the amounts those entities would have available to distribute to us.

          Market Square, which is a Cayman Islands company and is the issuer in a CDO transaction, and Deerfield Triarc TRS (Bahamas) Ltd., which is a Bahamas international business corporation and was formed to allow us to make alternative investments through an offshore entity, have elected to be TRSs. We may elect in the future to treat other foreign entities, including CDO issuers, as TRSs. There is a specific exemption from federal income tax for non-U.S. corporations that restrict their activities in the United States to trading stock and securities (or any activity closely related thereto) for their own account whether such trading (or such other activity) is conducted by the corporation or its employees through a resident broker, commission agent, custodian or other agent. We intend that our foreign TRSs will rely on that exemption or otherwise operate in a manner so that they will not be subject to federal income tax on their net income at the entity level. If IRS successfully challenged that tax treatment, that could greatly reduce the amount that our foreign TRSs would have available to distribute to us and to pay to their creditors.

We may lose our REIT status if the IRS successfully challenges our characterization of our income from our foreign TRSs.

          We intend to treat dividends received with respect to our equity investments in Market Square, Deerfield Triarc TRS (Bahamas) Ltd. and any other foreign TRSs as qualifying income for purposes of the 95% gross income test but not the 75% gross income test. Because there is no clear precedent with respect to the qualification of such income for purposes of the REIT gross income tests, no assurance can be given that the IRS will not assert a contrary position. If this income was determined not to qualify for the 95% test, we could be subject to a penalty tax with respect to the income to the extent it and our other nonqualifying income exceeds 5% of our gross income, or we could fail to qualify as a REIT.

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

The tax on prohibited transactions will limit our investment transactions, including certain methods of securitizing mortgage loans that would be treated as sales for federal income tax purposes.

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

          It may be possible to reduce the impact of the prohibited transaction tax and the holding of assets not qualifying as real estate assets for purposes of the REIT asset tests by conducting certain activities, holding non-qualifying REIT assets or engaging in CDO transactions through our TRSs, subject to certain limitations as described above. To the extent that we engage in such activities through domestic TRSs, the income associated with such activities may be subject to full corporate income tax.

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

          Unless you are a tax-exempt entity, distributions that we make to you generally will be subject to tax as ordinary income to the extent of our current and accumulated earnings and profits as determined for federal income tax purposes. If the amount we distribute to you exceeds your allocable share of our current and accumulated earnings and profits, the excess will be treated as a return of capital to the extent of your adjusted basis in your stock. This will reduce your basis in your stock but will not be subject to tax. If the amount we distribute to you exceeds both your allocable share of our current and accumulated earnings and profits and your adjusted basis, this amount will be treated as a gain from the sale or exchange of a capital asset.

ITEM 1B. UNRESOLVED STAFF COMMENTS

          None.

ITEM 2. PROPERTIES

          We do not own or rent any real property. We utilize the offices of our Manager located at 6250 North River Road, 8th Floor, Rosemont, Illinois 60018.

ITEM 3. LEGAL PROCEEDINGS

          As of December 31, 2006, there were no material pending legal proceedings to which we were a party or to which any of our property was subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of our shareholders during the fourth quarter of 2006.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

          Our common stock has been trading on the New York Stock Exchange under the trading symbol “DFR” since our initial public offering on June 29, 2005. As of March 9, 2007, we had 51,721,903 shares of common stock issued and outstanding and there were approximately 35 holders of record.

          The following table sets forth, for the periods indicated, the high and low closing prices of our common stock as reported on the New York Stock Exchange:

			Cash
			Dividends
	Closing Stock Price		Declared
	High	Low	per Share
2005:
1st quarter	*	*	$0.225
2nd quarter	$16.00	$15.69	$0.350
3rd quarter	$15.95	$12.98	$0.300	(1)
4th quarter	$14.21	$12.58	$0.350

2006:
1st quarter	$13.89	$12.84	$0.360	(1)
2nd quarter	$13.59	$12.68	$0.380	(1)
3rd quarter	$13.62	$12.79	$0.400	(1)
4th quarter	$17.11	$13.11	$0.420

_____________
*          To our knowledge, no trades of our common stock occurred on PORTAL (SM) Market, or PORTAL, during this period.
(1)      Cash dividends declared per share were declared in the following quarter for the quarter presented.

          Prior to our June 29, 2005 initial public offering, there had been no public trading market for our common stock, but the shares of our common stock issued to qualified institutional buyers in connection with our December 2004 private offering were eligible for trading in PORTAL, a subsidiary of the NASDAQ Stock Market, Inc., that permits secondary sales of eligible unregistered securities to qualified institutional buyers in accordance with Rule 144A under the Securities Act.

          The information above regarding PORTAL prices may not be complete since we have access only to information regarding trades reported by our underwriters and not trades reported by other broker-dealers. Moreover, broker-dealers are not required to report all trades to PORTAL.

To satisfy the requirements to qualify as a REIT and generally not be subject to federal income and excise tax, we intend to make regular quarterly distributions of all or substantially all of our REIT taxable income to holders of our common stock out of assets legally available. Any future distributions we make will be at the discretion of our board of directors and will depend upon our earnings and financial condition, maintenance of REIT status, applicable provisions of the Maryland General Corporation Law and such other factors as our board of directors deems relevant. For more information regarding risk factors that could materially adversely affect our earnings and financial condition, please see “Part I - Item 1A. - Risk Factors ”.

PERFORMANCE GRAPH

          The following graph compares the change in our stockholder total return on our common stock for the period June 29, 2005, which was the first day our common stock actually traded on the New York Stock Exchange, through December 31, 2006, with the changes in the Standard & Poor's 500 Stock Index and the Bloomberg Mortgage REIT Index for the same period, assuming an investment of $100 for the common stock and each index for comparative purposes beginning June 29, 2005. Total return equals appreciation in stock price plus dividends paid, and assumes that all dividends are reinvested. The information herein has been obtained from sources believed to be reliable, but neither its accuracy nor its completeness is guaranteed. The performance graph is not necessarily indicative of future investment performance.

          Our common stock was originally issued on December 17, 2004, in a private placement of 26,666,667 shares at a purchase price of $15.00 per share.

	6/29/2005	12/31/2005	12/31/2006
Deerfield Triarc Capital Corp. (DFR)	$100.00	$87.54	$120.65
Standard & Poor's 500 Stock Index	$100.00	$104.04	$118.21
Bloomberg Mortgage REIT Index	$100.00	$80.24	$87.15

ITEM 6. SELECTED FINANCIAL DATA

          The following table, in thousands, except share and per share amounts, presents selected historical consolidated financial information as of December 31, 2006, 2005 and 2004 and for the years ended December 31, 2006 and 2005 and for the period from December 23, 2004 (commencement) to December 31, 2004. The selected historical consolidated financial information has been derived from our audited consolidated financial statements appearing elsewhere in this annual report. Such selected financial data should be read in connection with our consolidated financial statements and related notes and “ Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations ” included elsewhere in this report. Historical financial information may not be indicative of our future performance.

			Period from
			December 23, 2004
	Year ended	Year ended	(Commencement) to
	December 31, 2006	December 31, 2005	December 31, 2004
Consolidated Statements of Operations Data:

Revenues
Net interest income:
Interest income	$459,298	$236,149	$189
Interest expense	372,615	177,442	49

Net interest income (1)	86,683	58,707	140

Provision for loan losses	2,000	-	-

Expenses
Management fee expense to related party (2)	15,696	13,746	255
Incentive fee expense to related party	3,335	1,342	-
Professional services	2,179	880	61
Insurance expense	718	681	16
Other general and administrative expenses	1,810	1,477	99

Total expenses	23,738	18,126	431

Other Income and Gain (Loss)
Net gain on available-for-sale securities	2,790	5,372	-
Net gain (loss) on trading securities	750	(3,606)	-
Net gain (loss) on loans	1,167	(409)	-
Net gain on derivatives	5,664	3,758	-
Dividend income and other net gain	265	320	-

Net other income and gain	10,636	5,435	-

Income (loss) before income tax expense	71,581	46,016	(291)
Income tax expense	6	95	-

Net Income (Loss)	$71,575	$45,921	$(291)

Net income (loss) per share - Basic	$1.39	$1.17	$(0.01)
Net income (loss) per share - Diluted	$1.39	$1.17	$(0.01)

Weighted - average number of shares outstanding:
Basic	51,419,191	39,260,293	26,923,139
Diluted	51,580,780	39,381,073	26,923,139

Metrics:
Return on equity (3)	9.65%	8.14%	n/m
Leverage (4)	12.0	10.6	n/m
Adjusted leverage (5)	10.0	9.8	n/m
Dividends declared	$80,650	$49,297	n/a

Dividends declared per common share outstanding	$1.56	$1.225	$-
Book value per share outsanding (6)	$13.32	$13.50	$13.83

Consolidated Balance Sheet Data (as of):
Total residential mortgage-backed securities	$7,691,428	$7,010,870	$444,958
Total assets	$9,249,991	$8,203,812	$814,980
Repurchase agreements	$7,372,035	$6,768,396	$317,810
Long-term Debt:
Wachovia facility	$260,950	$-	$-
Market Square	$276,000	$276,000	$-
Pinetree	$287,825	$288,000	$-
Trust preferred Securities	$123,717	$51,550	$-
Stockholders' equity (7) (8)	$688,953	$697,203	$378,012

________
(1)	Our portfolio of investments totaled $8.8 billion, $7.8 billion and $0.5 billion as of December 31, 2006, 2005 and 2004, respectively.
(2)

In December 2004, we issued 403,847 shares of restricted stock and stock options to purchase 1,346,156 shares of our common stock to our Manager. In connection with these issuances we have recorded $2.4 million, $3.8 million and $0.1 million of share-based compensation for the year ended December 31, 2006, and 2005, and for the period from December 23, 2004 (commencement) to December 31, 2004, respectively.

(3)

Return on equity is calculated by dividing our net income by the weighted average net equity proceeds raised, which represents the proceeds from our initial private placement and initial public offering, net of all underwriter discounts and commissions as well as direct offering costs.

(4)	Leverage is calculated by dividing our total debt (principal outstanding repurchase agreements and long-term debt) by total stockholders’ equity.
(5)

Adjusted leverage is calculated by dividing our total debt (principal outstanding repurchase agreements and long-term debt) excluding the principal of trust preferred securities by total stockholders’ equity plus the principal of trust preferred securities.

(6)	Book value per share is calculated by dividing total stockholders’ equity by the total outstanding shares.
(7)	Invested assets excludes credit default and total return swaps and includes $7.7 billion, $7.0 billion and $445.0 million of RMBS as of December 31, 2006, 2005 and 2004, respectively.
(8)

In December 2004, we completed a private placement of 27,326,986 shares (including 403,847 restricted shares granted to our Manager) of our common stock at $15.00 per share that generated net proceeds of $378.9 million

(9)

In July 2005, we completed our initial public offering of 25,000,0000 shares of common stock at $16.00 per share that generated net proceeds of $363.1 million. We sold 24,320,715 common shares and selling shareholders sold 679,285 common shares.

          The following table is a summary of assets by investment class:

	December 31, 2006		December 31, 2005		December 31, 2004
	Carrying	% of Total	Carrying	% of Total	Carrying	% of Total
Principal Investments	Value	Portfolio	Value	Portfolio	Value	Portfolio
	(In thousands)		(In thousands)		(In thousands)
Real Estate Investments:
Residential mortgage-backed securities (1)	$7,691,428	87.8%	$7,010,870	90.4%	$444,958	81.6%
Commercial real estate loans and securities (2)	36,505	0.4%	7,848	0.1%	-	0.0%
Asset-backed securities held in CDO (3)	297,420	3.4%	245,511	3.2%	-	0.0%
	8,025,353	91.6%	7,264,229	93.7%	444,958	81.6%
Corporate Investments:
Corporate loans and securities:
Corporate leveraged loans (4)	411,976	4.7%	156,179	2.0%	-	0.0%
High yield corporate bonds	10,445	0.1%	6,939	0.1%	-	0.0%
Assets held in CLO (5)	278,197	3.2%	295,850	3.8%	-	0.0%
Equity securities	6,382	0.1%	28,149	0.4%	-	0.0%
Other investments	24,242	0.3%	2,921	0.0%	100,125	18.4%
	731,242	8.4%	490,038	6.3%	100,125	18.4%

Total Investments	$8,756,595	100.0%	$7,754,267	100.0%	$545,083	100.0%

________
(1)	Residential mortgage-backed securities are agency or AAA rated and include both trading and available-for sale interest-only strip securities and available-for- sale principal-only securities.
(2)	Commercial real estate loans and securities include participating interests in commercial mortgage loans.
(3)

Asset-backed securities held in CDO include RMBS (Non-Agency), CMBS and ABS. The real-estate assets (RMBS & CMBS) represent over 90% of the total investments. For a further discussion of these investments see “Item 7. Management’s discussion and Analysis of Financial Condition and Results of Operation – Financial Condition – Asset-backed Securities Held in CDO”

(4)	Corporate leveraged loans exclude credit default and total return swaps.
(5)	Assets held in CLO include both syndicated bank loans and high yield corporate bonds of $9.0 million and $7.7 million as of December 31, 2006 and 2005, respectively.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The statements in this discussion regarding the industry outlook, our expectations regarding the future performance of our business, and the other non-historical statements in this discussion are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Part I - Item 1A. Risk Factors.” You should read the following discussion together with our consolidated financial statements and notes thereto included in “Part II - Item 8. Financial Statement and Supplemental Data.”

Overview

          Deerfield Triarc Capital Corp. (together with its subsidiaries) is a diversified financial company formed in November 2004 to invest in real estate-related assets, primarily mortgage-backed securities as well as alternative corporate investments. We commenced operations in December 2004. We have elected and intend to continue our qualification as a real estate investment trust, or REIT, for federal income tax purposes. We invest in financial assets and utilize leverage where we consider appropriate to seek to achieve attractive risk-adjusted returns that are structured to comply with the various federal income tax requirements for REIT status and to qualify for exclusion from regulation under the Investment Company Act of 1940, as amended, or 1940 Act. We focus on the following investments:

Real Estate Investments:	Corporate Investments:

Residential mortgage-backed securities, or RMBS	Senior secured and unsecured loans
Commercial mortgage-back securities, or CMBS	Mezzanine loans
Commercial real estate loans	High yield corporate bonds
Collateralized debt obligations, CDOs	Distressed and stressed debt securities
Equity securities
Credit default swaps
Other investments

          We completed an initial private offering of 26,923,139 shares (excluding 403,847 restricted shares) of our common stock in December 2004 in which we raised net proceeds of approximately $378.9 million. We completed our initial public offering of 25,000,000 shares of our common stock, including 24,320,715 newly issued shares sold by us and 679,285 shares sold by selling stockholders, in July 2005, in which we raised net proceeds of approximately $363.1 million. We applied the proceeds that we received from our initial public offering to pay down repurchase agreement obligations in order to create additional leveraging capacity. We have since re-leveraged our investment portfolio and have invested the proceeds of that new leverage as well as the proceeds from our initial private offering of common stock in a portfolio of RMBS and alternative corporate investments with total invested assets, as of December 31, 2006, of $8.8 billion.

          We are externally managed by Deerfield Capital Management LLC, or the Manager, a fixed income asset manager and a Securities and Exchange Commission, or SEC, registered investment adviser. The Manager is a wholly-owned subsidiary of Deerfield & Company LLC, or Deerfield.

          Triarc is a holding company listed on the New York Stock Exchange. In addition to its ownership interest in approximately 94% of the voting interests, approximately 64% of the capital interests and at least 52% of the profits interests in Deerfield, Triarc, through its subsidiaries, is currently the franchisor of the Arby’s restaurant system. The Arby’s restaurant system is comprised of approximately 3,600 restaurants, of which, as of December 31, 2006, 1,061 were owned and operated by Triarc’s subsidiaries. Triarc has announced that it is continuing to explore a possible corporate restructuring that is expected to involve the disposition of its asset management operations, whether through a sale of its ownership interest in Deerfield, a spin-off of its ownership interest in Deerfield to its stockholders or such other means as its board of directors may conclude would be in the best interests of its stockholders. Triarc has also announced that there can be no assurance that a corporate restructuring will occur or the form, terms or timing of such restructuring if it does occur. Under the terms of our Management Agreement with the Manager, if the restructuring of Triarc results in a change of control (as defined in the Management Agreement) of the Manager, we have the right to terminate the Management Agreement upon 30 days’ prior written notice from our Board of Directors. Our Board has not yet made a determination as to any action it may take if the Triarc restructuring resulted in a change of control of the Manager, and does not expect to make such determination before the public announcement of a transaction by Triarc.

          Our objective is to provide attractive returns to our investors through a combination of dividends and capital appreciation. To achieve this objective, we invest in a portfolio of real estate and alternative corporate investments. We believe that this strategy permits us to be opportunistic and invest in those assets that generate attractive risk-adjusted returns, subject to maintaining our REIT status and exclusion from regulation under the 1940 Act.

          We benefit from the full range of experience and depth of resources developed by Deerfield Capital in managing client funds. We rely on Deerfield Capital’s expertise in identifying assets within our target investments that will have limited price volatility risk, yet will provide consistent, stable margins. We make portfolio allocation decisions based on various factors, including expected cash yield, relative value, risk-adjusted returns, current and projected credit fundamentals, current and projected macroeconomic considerations, current and projected supply and demand, credit and market risk concentration limits, liquidity, cost of financing and financing availability, as well as maintaining our REIT qualification and exclusion from regulation under the 1940 Act.

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

          Although we intend to focus on the investments described above, our investment decisions depend on prevailing market conditions. We have not adopted any policy that establishes desired asset allocations among our targeted investments. As a result, we cannot predict the percentage of our holdings that will be invested in each targeted asset class or whether we will invest in other classes or investments. However, we have developed an equity allocation methodology that assigns related assets and liabilities to each asset class driving an allocation of equity. Based on this equity allocation, we have established target ranges by asset class for the amount of leverage to be used. Our long-term target for investment in alternative asset classes would result in the utilization of approximately 45% to 50% of our total equity. Our board of directors will not review all of our proposed investments, but will review our portfolio at least quarterly and will review our investment strategy and policies at least annually. We may change our investment strategy and policies and the percentage of assets that may be invested in each asset class, or in the case of securities, in a single issuer, without a vote of our stockholders.

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

          We anticipate that, for any period during which our assets are not match-funded, such assets will reprice more slowly than the corresponding liabilities. Consequently, changes in interest rates, particularly short-term interest rates, may significantly influence our net income. Increases in these rates will tend to decrease our net income and the market value of our assets, and could possibly result in operating losses for us or limit or eliminate our ability to make distributions to our stockholders. Likewise, decreases in short term interest rates will tend to increase our net income. While we use hedging to mitigate some of our interest rate risk, we do not hedge all of our exposure to changes in interest rates and prepayment rates, as there are practical limitations in our ability to insulate the portfolio from all of the negative consequences associated with changes in short-term interest rates while providing an attractive net spread on our portfolio.

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

          In periods of declining interest rates, prepayments on our investments, including our RMBS, will likely increase. If we are unable to reinvest the proceeds of such prepayments at comparable yields, our net interest income may suffer. In periods of rising interest rates, prepayment rates on our investments, including our RMBS, will likely slow, causing the expected lives of these investments to increase. This may cause our net interest income to decrease, as our borrowing and hedging costs rise while the interest income on our assets remain relatively constant.

          In addition, our returns will be affected by the credit performance of our non-agency investments. If credit losses on our investments, loans, or the loans underlying our investments increase, it may have an adverse effect on our performance.

Trends

          The following trends may also affect our business:

          Rising interest rate environment. While the general level of interest rates has slightly declined since mid 2006, interest rates have been trending upwards since the middle of 2003. With respect to our existing MBS portfolio, which is concentrated in hybrid adjustable rate RMBS, such interest rate increases should result in decreases in our net interest income, as there is a timing mismatch between the reset dates on our MBS portfolio and the financing of these investments. We currently have invested and intend to continue to invest in hybrid adjustable-rate RMBS which are based on mortgages with interest rate caps. The financing of these

RMBS is short term in nature and does not include an interest rate cap. This mismatch could result in a decrease in our net interest income if rates increase sharply after the initial fixed rate period and our interest cost increases more than the interest rate earned on our RMBS due to the cap. In a rising rate environment, prepayment rates are generally expected to decline. If prepayment rates are lower than expected, we could have less capital to reinvest into higher rate mortgage securities, which should result in a decrease in our net interest income. We have increasingly invested in 15 and 30 year fixed rate securities, which are similarly exposed to prepayment rates and the mismatched funding applicable to hybrid adjustable rate securities. With respect to our existing and future floating rate investments such as loans, interest rate increases should result in increases in our net interest income because our floating rate assets are greater in amount than the related floating rate liabilities. Similarly, such an increase in interest rates should generally result in an increase in our net interest income on future fixed rate investments made by us because our fixed rate assets would be greater in amount than our liabilities. However, we would expect that our fixed rate assets would decline in value in a rising interest rate environment and our net interest spreads on fixed rate assets could decline to the extent they are financed with floating rate debt. We have engaged in interest rate swaps to hedge a significant portion of the risk associated with increases in interest rates. However, because we do not hedge 100% of the amount of short-term financing outstanding, increases in interest rates will likely result in a decline in the value of our portfolio, net of hedges. Similarly, decreases in interest rates will likely result in an increase in the value of our portfolio.

          Shape of the yield curve. During 2005 and 2006, the yield curve experienced significant “flattening” as short term rates increased at a greater rate than long term rates. For example, between December 31, 2004 and December 31, 2005, the yield on the three-month U.S. Treasury bill increased by 190 basis points, while the yield on the three-year U.S. Treasury note increased by only 108 basis points. Between December 31, 2005 and December 31, 2006, the yield curve became inverted, with the yield on the three-month U.S. Treasury bill increasing by 92 basis points and the yield on the three-year U.S. Treasury note increasing by 41 basis points. As of January 2, 2007, the yield on the three-month U.S. Treasury bill was 5.04% versus a yield of 4.71% on the three-year U.S. Treasury note. Given the economic environment and the current “inversion” of the U.S. Treasury curve, it is difficult to predict if the yield curve will continue to be inverted or if a steepening will occur in the future. With respect to our RMBS portfolio, should there be a steepening of the yield curve, we would likely experience increases in our net interest income, as the financing of our RMBS investments is usually shorter in term than the fixed rate period of our RMBS portfolio, which is heavily weighted towards hybrid adjustable rate RMBS. Similarly, should the inversion magnify, we would likely experience decreases in our net interest income. Our hedging program will offset some of the impact of changes in the shape of the yield curve. However, since we do not hedge 100% of our interest rate exposure, the impact from the swaps will not fully offset the impact to net interest income.

          Prepayment rates. Prepayment rates generally increase when interest rates fall and decrease when interest rates rise, but changes in prepayment rates are difficult to predict. Prepayment rates also may be affected by other factors, including, without limitation, conditions in the housing and financial markets, general economic conditions and the relative interest rates on adjustable-rate and fixed-rate mortgage loans. Because interest rates may continue to increase, RMBS prepayment rates may fall. If interest rates begin to fall, triggering an increase in prepayment rates, our current portfolio, which is heavily weighted towards hybrid adjustable-rate mortgages, would experience decreases in its net interest income due to reinvestment opportunities being in a lower rate environment.

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

          Credit spreads. The credit markets have experienced tight credit spreads due to the robust demand for lending opportunities. With respect to our credit portfolio, which includes commercial mortgage loans, asset-backed securities held in a CDO, bank loans, high yield corporate bonds and other corporate securities, and which accounts for 12.2% of our total portfolio as of December 31, 2006, a narrowing of credit spreads could result in decreases in the net interest income on future credit-oriented investments.

Critical Accounting Policies

          Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. These accounting principles require us to make some complex and subjective decisions and assessments. Our most critical accounting policies involve decisions and assessments that could affect our reported assets and liabilities, as well as our reported revenues and expenses. We believe that all of the decisions and assessments inherent in our financial statements were reasonable, based upon information available to us. We rely on the Manager’s experience and analysis of historical and current market data in order to arrive at what we believe to be reasonable estimates. Under varying conditions, we could report materially different amounts arising under these critical accounting policies. We have identified our most critical accounting policies to be the following:

Classifications of Investment Securities

          Our investments in RMBS and ABS are primarily classified as available-for-sale securities and carried on the balance sheet at fair value. This classification results in changes in fair value being recorded as balance sheet adjustments to accumulated other comprehensive loss, which is a component of stockholders’ equity.

Valuations of RMBS and ABS

          Our RMBS and ABS have fair values as determined with reference to price estimates provided by independent pricing services, dealers in the securities and dealer supplied pricing models that use market based data inputs. Different judgments and assumptions used in pricing could result in different presentations of value.

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

          We consider the following factors when determining an other-than-temporary impairment for a security or investment:

•	severity of impairment,

•	the length of time and the extent to which the market value has been less than the amortized cost,

•	whether the security has been downgraded by a rating agency,

•	the financial condition of the investee and the prospect for future recovery, and

•	our intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in market value.

          Additionally, for securities within the scope of Emerging Issues Task Force, or EITF, 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securities Financial Assets, when adverse changes in estimated cash flows occur as a result of actual prepayment and credit loss experience, an other-than-temporary impairment is deemed to have occurred. Accordingly, the security is written down to fair value, and the unrealized loss is transferred from accumulated other comprehensive loss as an immediate reduction of current earnings and the cost basis adjustment is recoverable only upon sale or maturity of the security.

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

Loans

          Our investments in loans are classified either as loans held for sale and carried on the consolidated balance sheet at the lower of cost or fair market value or as held for investment (referred to as “Loans” on the consolidated balance sheet) and carried at amortized cost, with any premium or discount being amortized or accreted to income, and an allowance for loan losses, if necessary. We determine fair value for our loans held for sale using price estimates provided by an independent pricing service or dealer quotes. If we are unable to obtain estimates from these primary sources, our valuation committee determines estimated fair value based on some or all of the following: (i) current financial information of the borrowing company and performance against its operating plan; (ii) changing value of collateral supporting the loan; (iii) changes to the market for the borrowing company’s service or product and (iv) present value of projected future cash flows. If an individual loan’s fair market value is below its cost, a valuation adjustment is recognized in net gain (loss) on loans in our statement of operations and the loan’s cost basis is adjusted. This valuation allowance is recoverable in future periods. We accrue interest income based on the outstanding principal amounts of the loans and their contractual terms.

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

          To estimate the allowance for loan losses, we first identify impaired loans. We consider a loan to be impaired when, based on current information and events, management believes it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. When a loan is impaired, the allowance for loan losses is increased by the amount of the excess of the amortized cost basis of the loan over the present value of projected future cash flows except that if practical, the loan’s observable market price or the fair value of the collateral may also be used. Increases in the allowance for loan losses are recognized in the statements of operations as a provision for loan losses. If the loan or a portion thereof is considered uncollectible and of such little value that further pursuit of collection is not warranted, a charge-off or write-down of a loan is recorded, and the allowance for loan losses is reduced.

          An impaired loan may be left on accrual status during the period we are pursuing repayment of the loan; however, the loan is placed on non-accrual status at the earliest of such time as we believe that scheduled debt service payments will not be met within the coming 12 months and/or the loan becomes 90 days delinquent. While on non-accrual status, interest income is recognized only upon actual receipt.

          We identified one impaired loan in our portfolio as of December 31, 2006, which was placed on non-accrual status, and we determined that an allowance for loan losses was required. An allowance for loan losses was established for the excess of the amortized cost basis of the loan over the discounted expected future cash flows.

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

          These contracts, or hedge instruments, have been designated as cash flow hedges and are evaluated at inception and on an ongoing basis in order to determine whether they qualify for hedge accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted. We formally document all relevant relationships between hedging instruments and hedged items at inception, as well as our risk-management objective and strategy for undertaking each hedge transaction. The hedge instrument must be highly effective in achieving changes in cash flow, which offset changes in cash flow of the hedged item attributable to the risk being hedged in order to qualify for hedge accounting. We use regression analysis to assess the effectiveness of our hedging strategies. The derivative contracts are carried on the balance sheet at fair value. Any ineffectiveness that arises during the hedging relationship is recognized in interest expense during the period in which it occurs. Prior to the end of the specified hedge time period, the effective portion of all unrealized contract gains and losses are recorded in other comprehensive loss. Realized gains and losses are generally reclassified into earnings as an adjustment to interest expense during the originally specified hedge time period. We value both our actual interest rate swaps and hypothetical interest rate swaps (for purposes of measuring ineffectiveness) by determining the net present value of all projected interest payments between the counterparties which are calculated based on internally developed and tested market-standard models that utilize data inputs obtained from external market sources.

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

Equity Compensation

          We account for the restricted stock and stock options granted to the Manager in accordance with the consensus in Issue 1 of EITF No. 96-18, Accounting for Equity Instruments that are issued to other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Pursuant to EITF No. 96-18, the stock and options granted prior to January 1, 2006, were originally recorded at fair value in stockholders’ equity, with an offsetting entry to deferred equity compensation (a contra-equity account). In accordance with the requirements of SFAS No. 123 (revised 2004), Share-Based Payments, effective January 1, 2006, we eliminated the deferred compensation equity balance through an offsetting reduction of additional paid-in capital. This reclassification had no impact on our total stockholders’ equity. The expense relating to share-based compensation is amortized using the graded vesting attribution method over the vesting period. In addition to recognizing share-based compensation expense, an equivalent contribution to additional paid-in capital is recognized. The fair value of stock and options is re-measured and adjusted quarterly for unvested shares. Changes in such fair value are reflected in the amortization expense recognized in that quarter on a retrospective basis and in future quarters until the stock and options are fully vested. As a result, changes in our stock price can cause volatility in our financial results as reported under GAAP.

Variable Interest Entities

          In accordance with Financial Accounting Standards Board, or FASB, Interpretation 46R, Consolidation of Variable Interest Entities, or FIN 46R, we identify any potential variable interest entities, or VIEs, and determine if the assets, liabilities, noncontrolling interests, and results of operations of a VIE need to be included in our consolidated financial statements. A company that holds variable interests in a VIE will need to consolidate that entity if the company’s interest in the VIE is such that the company will absorb a majority of the VIE’s anticipated losses and/or receive a majority of the VIE’s expected residual returns and therefore be deemed the primary beneficiary. This analysis may involve significant judgments about projected cash flows of the VIE. We consolidate two VIEs, Market Square and Pinetree, in our consolidated financial statements.

Income Taxes

          We have elected to be taxed, and intend to continue to qualify, as a REIT. As a result, we do not expect to pay substantial corporate-level income taxes. Many of the requirements for REIT qualification, however, are highly technical and complex. If we failed to meet each of these requirements and did not qualify for certain statutory relief provisions, we would be subject to federal and state income tax, which could have a material adverse impact on our results of operations and amounts available for distributions to our stockholders. However, Deerfield Triarc TRS Holdings, Inc., a taxable REIT subsidiary, or TRS, is subject to corporate-level income taxes.

Recent Accounting Pronouncements

          In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments. SFAS No. 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which addresses the application of SFAS No. 133 to beneficial interests in securitized financial assets. SFAS No. 155 establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. Additionally, SFAS No. 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. The adoption of SFAS No. 155 effective January 1, 2007 for financial instruments issued on or after such date did not have a material impact on our financial statements.

          In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The adoption of FIN 48 effective January 1, 2007 did not have a material impact on our financial statements.

          In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 clarifies SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged. The adoption of SAB 108 effective December 31, 2006 did not have a material impact on our financial statements.

          In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for us as of January 1, 2008. We are currently evaluating the potential impact of adopting this standard.

          In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective for us as of January 1, 2008. We are currently evaluating the potential impact of adopting this standard.

Financial Condition

          All of our assets were acquired through the use of proceeds from our December 2004 initial private placement and June 2005 initial public offering, operating cash flows, and the use of leverage. We used the proceeds from our June 2005 initial public offering of common stock to create additional leveraging capacity by paying down repurchase agreement obligations.

          The following table summarizes the carrying value of our investment portfolio by balance sheet classification, excluding credit default swaps and total return swaps:

	Carrying Value
	Available-for-	Trading	Other	Loans Held
Security Description	Sale Securities	Securities	Investments	For Sale	Loans	Total
	(In thousands)
December 31, 2006:
RMBS (agency/AAA)	$7,618,663	$72,765	$-	$-	$-	$7,691,428

Corporate leveraged loans (1)	-	-	-	8,000	403,976	411,976
Commercial mortgage-backed assets (2)	2,533	-	-	5,613	28,359	36,505
Equity securities	-	-	6,382	-	-	6,382
Total structured and syndicated assets	2,533	-	6,382	13,613	432,335	454,863
Assets held in CLO (3)	9,042	-	-	269,155	-	278,197
Asset-backed securities held in CDO (4)	297,420	-	-	-	-	297,420
High yield corporate bonds	10,445	-	-	-	-	10,445
Other investments	2,988	21,254	-	-	-	24,242
Total alternative assets	322,428	21,254	6,382	282,768	432,335	1,065,167
Total invested assets	$7,941,091	$94,019	$6,382	$282,768	$432,335	$8,756,595

December 31, 2005:
RMBS (Agency/AAA)	$7,006,132	$4,738	$-	$-	$-	$7,010,870

Corporate leveraged loans (1)	-	-	-	3,043	153,136	156,179
Commercial mortgage-backed assets (2)	-	-	-	2,873	4,975	7,848
Equity securities	15,846	-	12,303	-	-	28,149
Total structured and syndicated assets	15,846	-	12,303	5,916	158,111	192,176
Assets held in CLO (3)	7,703	-	-	288,147	-	295,850
Asset-backed securities held in CDO (4)	245,511	-	-	-	-	245,511
High yield corporate bonds	6,939	-	-	-	-	6,939
Other investments	2,921	-	-	-	-	2,921
Total alternative assets	278,920	-	12,303	294,063	158,111	743,397
Total invested assets	$7,285,052	$4,738	$12,303	$294,063	$158,111	$7,754,267

_________
(1)

Corporate leveraged loans as of December 31, 2006 and 2005, exclude credit default swaps with a fair value of $1.0 million and a $68.0 million notional value, and a fair value of $0.2 million and a $68.0 million notional value, respectively. Also excluded are total return swaps with an estimated fair value of $0.8 million and a $15.6 million notional value as of December 31, 2006.

(2)	Commercial mortgage-backed assets as of December 31, 2006 and 2005, include $5.6 million and $2.9 million of participating interests in commercial mortgage loans.
(3)	Assets held in CLO as of December 31, 2006 and 2005, include high yield corporate bonds of $9.0 million and $7.7 million, respectively.
(4)

Asset-backed securities held in CDO as of December 31, 2006 include RMBS (Non-Agency), CMBS and ABS in the amount of $246.2 million, $35.2 million, and $16.0 million, respectively. As of December 31, 2005, RMBS, CMBS and ABS of $206.5 million, $29.6 million and $9.4 million, respectively, were included. The real-estate assets (RMBS & CMBS) represented 94.6% and 96.2% of the Asset-backed securities held in CDO as of December 31, 2006 and 2005, respectively.

Mortgage-Backed Securities

          The table below summarizes the valuation adjustments on our available-for-sale agency issued and AAA-rated RMBS investments:

	December 31, 2006			December 31, 2005
		Interest-only &			Interest-only &
		Principal-only			Principal-only
	RMBS	Securities	Total	RMBS	Securities	Total
	(In thousands)
Par amount (1)	$7,609,827	$39,860	$7,649,687	$7,026,205	$-	$7,026,205
Unamortized premium	62,478	32,806	95,284	68,023	30,955	98,978
Unamortized discount	(11,371)	(10,090)	(21,461)	(8,239)	-	(8,239)
Amortized cost	7,660,934	62,576	7,723,510	7,085,989	30,955	7,116,944
Unrealized gains	3,838	934	4,772	38	1,179	1,217
Unrealized losses	(109,092)	(527)	(109,619)	(110,769)	(1,260)	(112,029)
Fair value	$7,555,680	$62,983	$7,618,663	$6,975,258	$30,874	$7,006,132

________
(1)	The par amount for interest-only and principal-only securities has been reduced by $7.0 million of other-than temporary impairment recognized on securities held as of December 31, 2006.

          As of December 31, 2006, our agency issued and AAA-rated RMBS totaled $6.4 billion and $1.3 billion. As of December 31, 2006, we held 289 RMBS securities with a fair value of $6.5 billion, valued below cost, of which 222 securities with a fair value of $5.4 billion were valued below cost for greater than twelve months. During the year ended December 31, 2006, we recognized a $7.0 million other-than-temporary impairment related to interest-only securities. The expected future cash flows for all of these securities are primarily dependent upon contingent factors such as interest rates and prepayments that are dependent on a variety of market factors. We used updated cash flow projections from a third party to determine the amount of the impairment. As a result of the impairment charge, certain of these securities were written down to the then-current fair value, and the unrealized loss transferred from accumulated other comprehensive loss to the net gain (loss) on available-for-sale securities in the consolidated statements of operations. We do not believe any other RMBS are other-than-temporarily impaired as of December 31, 2006. We expect to collect all contractual amounts due and we have the intent and ability to hold these securities until the value is recovered, which may be to maturity.

          As of December 31, 2006 and 2005, excluding the interest-only and principal-only strips, our RMBS portfolio had a net amortized cost of 100.7% and 100.9% of the face amount, respectively. During 2006, the majority of RMBS we purchased were more closely priced to their par compared to 2005 when we focused on purchasing mortgages at a premium. Premium bonds tend to have shorter durations than discount or par bonds and their values are thus less sensitive to interest rate movement. This shift combined with the amortization of our premium bonds from the passage of time lowered our overall net amortized cost. The RMBS (excluding the stripped securities) are valued below par as of December 31, 2006 because the weighted-average interest rate is lower than prevailing market rates. As of December 31, 2006, the relative fair value of our RMBS portfolio versus its amortized cost declined from December 31, 2005 due to an increase in prevailing market interest rates. Our total RMBS net premium amortization expense for the years ended December 31, 2006 and 2005 was $23.8 million, and $16.7 million, respectively. As of December 31, 2006 and 2005 we had unamortized net premium of $51.1 million and $59.8 million, respectively, excluding the stripped securities, included in the cost basis of our available-for-sale RMBS securities. As of December 31, 2006 and 2005, the current weighted average life of the portfolio was 3.9 years and 4.2 years, respectively, which represents the average number of years for which each dollar of unpaid principal remains outstanding. Accordingly, we currently estimate approximately 50% of the net premium amortization will be realized over this period.

          Net portfolio duration, which is the difference between the duration of the RMBS portfolio and the duration of repurchase agreements, adjusted for the effects of our interest rate swap portfolio, is 0.05 years and 0.34 years as of December 31, 2006 and 2005, respectively. In order to fully assess the possible impact of a change in interest rates on the RMBS portfolio, the reader should consider not only the duration, but also the portfolio’s leverage (see discussion of leverage on page 60).

          The following table details our agency issued and AAA rated RMBS holdings as of December 31, 2006, of which $7.6 billion and $0.1 billion are classified as available-for-sale securities and trading securities, respectively:

			Weighted Average
	Par and						Constant
	Notional	Estimated		Months to	Yield to	Contractual	Prepayment	Modified
Security Description (1)	Amount	Fair Value	Coupon	Reset (2)	Maturity	Maturity	Rate (3)	Duration (4)
	(In thousands)
Hybrid Adjustable Rate RMBS:
Rate reset in 1 year or less	$511,743	$509,905	4.52%	8	5.91%	04/02/35	43.7	0.9
Rate reset in 1 to 3 years	1,731,398	1,715,755	4.82%	29	5.70%	03/11/35	31.1	1.8
Rate reset in 3 to 5 years	2,491,987	2,473,489	5.04%	40	5.64%	07/09/35	29.2	1.8
Rate reset in 5 to 7 years	216,277	214,237	5.07%	65	5.57%	08/05/35	23.0	2.2
Rate reset in 7 to 10 years	410,762	403,632	5.22%	103	5.78%	07/22/35	15.9	3.5

Fixed Rate RMBS:
15 year	177,083	176,345	5.50%	n/a	5.60%	10/09/20	12.3	3.0
30 year	2,138,649	2,130,171	5.82%	n/a	5.78%	01/12/36	14.9	3.5
Total hybrid and fixed rate RMBS	$7,677,899	7,623,534
Other:
Interest-only strips (5)	207,358	30,096	n/m	n/a	15.39%	05/07/35	10.6	(46.9)
Interest-only strips - trading (5)	640,903	4,911	n/m	n/a	13.84%	05/18/35	12.8	66.4
Interest-only and principal only strips (5)	67,905	32,887	n/m	n/a	6.01%	10/15/34	10.5	3.9
Total other RMBS	$916,166	67,894
Total RMBS estimated fair value		$7,691,428

________
(1)	Includes securities classified as both available-for-sale and trading.
(2)	Represents number of months before conversion to floating rate.
(3)

Constant prepayment rate refers to the expected average annualized percentage rate of principal prepayments over the remaining life of the security. The values represented in this table are estimates only and the results of a third party financial model.

(4)	Modified duration represents the approximate percentage change in market value per 100 basis point change in interest rates.
(5)	Interest- and principal- only strips represent solely the interest or principal portion of a security. Therefore the notional amount reflected should not be used as a comparison to par or fair value.
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

          The conditional prepayment rate, or CPR, attempts to predict the percentage of principal that will prepay over the next 12 months based on historical principal paydowns and the current interest rate environment. As interest rates rise, the rate of refinancings typically declines, which we believe may result in lower rates of prepayment and, as a result, a lower portfolio CPR.

          As of December 31, 2006 and 2005, the mortgages underlying our hybrid adjustable rate RMBS had fixed interest rates for a weighted average period of approximately 39 months and 52 months, respectively, after which time the interest rates reset and become adjustable. The average length of time until contractual maturity of those mortgages was approximately 30 years from date of issuance as of December 31, 2006 and 2005.

          After the reset date, interest rates on our hybrid adjustable rate RMBS float based on spreads over various LIBOR indices. These interest rates are subject to caps that limit the amount the applicable interest rate can increase during any year, known as an annual cap, and through the maturity of the applicable security, known as a lifetime cap. As of December 31, 2006 and 2005, the weighted average lifetime rate cap for the portfolio was increases to 10.3% and 10.2%, the weighted average maximum increase in the first year, or initial cap, that the rates are adjustable was increases of 4.3% and 4.7%, and the weighted average maximum annual increase for years subsequent to the first year is 2.0% and 2.0%, respectively.

          Interest-only strips are purchased primarily as duration management tools or to enhance overall yields. Some of these positions are classified in trading securities as they are held principally for the purpose of selling them in the near term, however, management may decide to hold these securities for a longer period of time. All other interest-only strips are classified as available-for-sale.

          The following table, in thousands, summarizes our RMBS (available-for sale and trading), according to their weighted average life:

	December 31,
	2006		2005
	Fair	Amortized	Fair	Amortized
Expected Life	Value	Cost	Value	Cost
Greater than one year and less than five years	$5,508,372	$5,592,288	$5,987,824	$6,086,985
Greater than five years and less than ten years	1,886,277	1,898,024	720,652	726,161
Greater than ten years	296,779	309,339	302,394	312,143
Total	$7,691,428	$7,799,651	$7,010,870	$7,125,289

          The weighted average lives of the RMBS in the tables above are based upon prepayment models obtained through subscription-based financial information service providers. The prepayment model considers, without limitation, current yield, forward yield, slope of the yield curve, mortgage rates, the contractual rate of the outstanding loan, loan age, margin and volatility. For purposes of this disclosure, weighted average life represents the average number of years for which each dollar of unpaid principal remains outstanding. Weighted average life estimates how many years it will take to pay half of the outstanding principal.

          The actual weighted average lives of the RMBS in our investment portfolio could be longer or shorter than the estimates in the table above depending on the actual prepayment rates experienced over the lives of the applicable securities and the sensitivity to changes in both prepayment rates and interest rates. RMBS are recorded in available-for-sale securities and trading securities in the consolidated balance sheet.

Asset-Backed Securities Held in CDO

          In May 2005, we entered into warehouse, master repurchase and pledge agreements to fund the purchase of up to $300.0 million of ABS by Pinetree CDO Ltd., or Pinetree, one of our qualified REIT subsidiaries, during the warehouse period. Upon review of the warehouse transaction, we determined that Pinetree was a VIE under FIN 46R and we were the primary beneficiary of the VIE. On November 30, 2005, we terminated the warehouse borrowing and replaced it with the issuance of long-term debt and equity securities by Pinetree. We purchased all of the equity interest in Pinetree, which were issued to us as preference shares and ordinary shares for an aggregate purchase price of $12.0 million. We have consolidated Pinetree since the inception of the warehouse period in May 2005, as it was determined that we were the primary beneficiary of the VIE. The ABS held in Pinetree are included in available-for-sale securities. We accrue interest income on the ABS and interest expense on the long-term debt in the consolidated statements of operations. Pinetree is a bankruptcy remote entity and although we consolidated 100% of the assets and liabilities of Pinetree, it should be noted that our maximum exposure to loss is limited to our initial investment of $12.0 million.

          The following table summarizes the Pinetree investments by asset class:

	December 31, 2006			December 31, 2005
	Current	Estimated	W eighted	Current	Estimated	W eighted
	Face	Fair	Average	Face	Fair	Average
Asset Class	Amount	Value	Life	Amount	Value	Life
	(In thousands)		(In years)	(In thousands)		(In years)
Residential B/C mortgage	$178,845	$177,987	2.45	$147,477	$144,296	4.80
Residential A mortgage	32,574	31,809	3.77	29,936	29,250	5.70
Home equity loan	37,182	36,353	2.28	33,853	32,907	4.21
CMBS conduit	30,378	30,257	4.94	25,116	24,826	7.13
CMBS large loan	4,990	4,990	0.94	4,815	4,791	4.23
ABS collateralized bond obligation	8,303	8,199	2.18	4,500	4,445	6.12
Credit card	3,000	3,086	1.40	-	-	-
Student loan	1,357	1,385	3.66	1,357	1,334	9.36
Automobile loan	2,000	1,975	1.84	2,000	1,978	3.33
Small business loan	1,364	1,379	2.61	1,690	1,684	4.40
Total	$299,993	$297,420	2.78	$250,744	$245,511	5.09

          As of December 31, 2006 and 2005, Pinetree held $297.4 million and $245.5 million of ABS classified as available-for-sale securities and $6.7 million and $53.0 million of restricted cash and cash equivalents, which are generally being utilized to purchase additional ABS and pay distributions to debt and equity holders, respectively. The ABS are backed primarily by residential mortgages, home equity loans and commercial mortgages. The portfolio is composed of both fixed and floating rate securities, comprising 24.5% and 75.5% of the portfolio, respectively, as of December 31, 2006 and 27.0% fixed and 73.0% floating of the portfolio as of December 31, 2005. The fixed portfolio had a weighted average rate of 5.67% and 5.67% while the variable portfolio has a weighted average spread of 1.99% and 2.09% over LIBOR as of December 31, 2006 and 2005, respectively.

          The table below summarizes the Pinetree portfolio by Moody’s rating:

	% of Total Pinetree Investments as of December 31,
Moody's Rating	2006	2005
Aaa	3.61%	4.32%
Aa1	0.40%	0.46%
Aa2	0.67%	0.80%
Aa3	1.67%	1.59%
A1	1.11%	0.29%
A2	4.10%	4.62%
A3	4.70%	5.47%
Baa1	14.69%	10.96%
Baa2	33.22%	36.71%
Baa3	35.83%	34.78%
	100.00%	100.00%

          The Moody’s weighted average rating factor, or WARF, for the Pinetree portfolio as of December 31, 2006 and 2005 is 392 and 389, respectively, which both translate to a weighted average Moody’s rating of between Baa2 and Baa3. As of December 31, 2006, we held 85 asset-backed securities with a fair value of $149.3 million, valued below cost, of which 41 securities with a fair value of $72.0 million were valued below cost for greater than twelve months. None of the asset-backed securities had been downgraded by the two major credit rating agencies since their purchase. We do not believe any of the asset-backed securities are other-than-temporarily impaired as of December 31, 2006, as we expect to collect all contractual amounts due and have the intent and ability to hold these securities until the value is recovered, which may be to maturity.

Loans Held for Sale and Loan Held for Investment

          The following summarizes our loan portfolio, excluding credit default swaps and total return swaps, by loan classification:

	Carrying Value
	Loans Held
Type of Loan	for Sale (1)	Loans	Total
	(In thousands)
December 31, 2006:
Loans held in CLO	$269,155	$-	$269,155
Corporate leveraged loans	8,000	403,976	411,976
Commercial real estate loans (2)	5,613	28,359	33,972
	$282,768	$432,335	$715,103

December 31, 2005:
Loans held in CLO	$288,147	$-	$288,147
Corporate leveraged loans	3,043	153,136	156,179
Commercial real estate loans (2)	2,873	4,975	7,848
	$294,063	$158,111	$452,174

______
(1)	Carrying value of loans held for sale is lower of cost or fair value.
(2)	Commercial real estate loans include participating interests in commercial mortgage loans.

          Loans Held in CLO

          The following table summarizes the Market Square loan portfolio:

December 31, 2006						December 31, 2005
			Estimated	Weighted Average					Estimated	Weighted Average
Moody's	Par	Carrying	Fair		Contractual	Moody's	Par	Carrying	Fair		Contractual
Rating	Value	Value	Value	Spread	Maturity	Rating	Value	Value	Value	Spread	Maturity
	(In thousands)						(In thousands)
Baa3	$3,500	$2,698	$3,509	2.07%	05/03/07	Baa3	$1,000	$1,000	$1,009	2.50%	12/09/06
Ba1	14,171	14,180	14,223	1.71%	04/05/11	Ba1	11,988	12,037	12,092	1.90%	09/06/10
Ba2	10,208	10,099	10,240	1.90%	09/04/12	Ba2	19,039	19,087	19,305	1.96%	08/14/10
Ba3	48,325	48,244	48,468	2.17%	07/26/12	Ba3	49,891	50,000	50,357	2.29%	12/19/10
B1	70,753	67,080	70,727	2.44%	05/12/12	B1	78,676	78,674	79,273	2.30%	09/01/11
B2	102,244	100,533	102,610	3.21%	08/16/12	B2	105,935	106,054	107,042	3.19%	09/01/11
B3	22,248	22,187	22,265	3.50%	12/01/11	B3	20,347	20,299	20,325	3.42%	10/19/10
Caa1	4,239	4,134	4,134	3.27%	04/30/11	Caa1	1,000	996	999	3.00%	04/27/10
	$275,688	$269,155	$276,176	2.72%			$287,876	$288,147	$290,402	2.67%

          In March 2005, we entered into an agreement to finance the purchase of up to $300.0 million of syndicated bank loans by Market Square during the warehouse period. In May 2005, Market Square repaid the warehouse borrowing and issued preference shares of $24.0 million and several classes of notes aggregating $276.0 million. We purchased 100% of the preference shares representing substantially all of the equity interest in Market Square for $24.0 million. Upon review of the transaction and subsequent securitization, we determined that Market Square was a VIE under FIN 46R and we were the primary beneficiary of the VIE, causing us to consolidate Market Square. The notes have a weighted average interest rate of LIBOR plus 0.49% and are secured by the loan portfolio. As of December 31, 2006 and 2005, Market Square had $275.7 million and $287.9 million of loans outstanding, with a carrying value of $269.2 million and $288.1 million, which is included in loans held for sale, $20.5 million and $18.3 million of restricted cash and cash equivalents, which are generally utilized to purchase additional loans and pay distribution to debt and equity holders, and $276.0 million and $276.0 million of notes payable included in long-term debt, respectively. Market Square is a bankruptcy remote entity and although we consolidate 100% of the assets and liabilities of Market Square, it should be noted that our maximum exposure to loss is limited to our initial investment of $24.0 million. The weighted average coupon spread over LIBOR on the loan portfolio was 2.72% and 2.67% and the weighted average contractual maturity was 5.3 years and 5.4 years as of December 31, 2006 and 2005, respectively.

          The Market Square bank loan portfolio is diversified across 31 and 30 Moody’s industries as of December 31, 2006 and 2005, respectively. The Market Square portfolio as of December 31, 2006 and 2005 has a WARF of 2354 and 2316, respectively, which both translate to a weighted average Moody’s rating of between B1and B2.

          Corporate Leveraged Loans

          The following table summarizes our corporate leveraged loans:

	December 31,
	2006		2005
		Weighted		Weighted
	Carrying	Average	Carrying	Average
Type of Loan	Value	Coupon	Value	Coupon
	(In thousands)		(In thousands)
First lien secured loans	$147,029	10.86%	$43,633	11.07%
Second lien secured loans	190,409	12.45%	72,186	11.77%
Mezzanine	69,049	13.66%	28,000	13.29%
Hold Co	5,489	14.00%	12,352	13.39%
Total corporate leveraged loans	$411,976	12.11%	$156,171	11.98%

          As of December 31, 2006 and 2005, we had corporate leveraged loans totaling $412.0 million and $156.2 million, respectively, classified as loans held for investment with the exception of $8.0 million and $3.0 million classified as loans held for sale as of December 31, 2006 and 2005, respectively. The mezzanine and other loans are generally unsecured. We determined that one of our mezzanine loans in the amount of $8.0 million was impaired and a provision for loan losses in the amount of $2.0 million was required for this loan. This loan was placed on non-accrual status and we have not recognized $0.7 million of uncollected interest that is due to us under this loan. This loan is reflected in the above table at its contractual outstanding amount and coupon.

          Commercial Real Estate Loans (including participating interests)

          As of December 31, 2006 and 2005, we had invested in junior participation interests in commercial mortgages originated by Hometown Commercial Capital, LLC with a total carrying value of $5.6 million and $2.9 million, respectively. These loans are classified as held for sale on our consolidated balance sheet.

          As of December 31, 2006 and 2005, we held eight and one, respectively, commercial mortgage loans with a carrying value of $28.4 million and $5.0 million, respectively. These loans are classified as held for investment on our consolidated balance sheet.

          Credit Default Swaps

          As of December 31, 2006, we held 20 CDSs, as the protection seller, with an aggregate notional amount of $68.0 million. As of December 31, 2006, these CDSs had a net fair value of $1.0 million, recorded in derivative assets and derivative liabilities in the consolidated balance sheet in the amounts of $1.0 million and $4,000, respectively.

          As of December 31, 2005, we held 22 CDSs, as the protection seller, with an aggregate notional amount of $68.0 million. As of December 31, 2005, these CDSs had a net fair value of $0.2 million, recorded in derivative assets and derivative liabilities in the consolidated balance sheet in the amounts of $0.4 million and $0.2 million, respectively.

          Total Return Swaps

          As of December 31, 2006, we held two total return swaps with an aggregate notional amount of $15.6 million and an aggregate fair value of $0.8 million recorded in derivative assets. We held no total return swaps as of December 31, 2005.

Equity Securities

          As of December 31, 2006 and 2005, our equity securities had a total carrying value of $6.4 million and $28.1 million, respectively. Equity securities with a readily determinable fair value are classified as available-for-sale securities in our consolidated balance sheet. All other equity securities are classified as other investments.

Interest Receivable

          As of December 31, 2006, our interest receivable of $51.6 million related to the following:

•	RMBS - $38.1 million
•	Loans - $9.3 million
•	Derivatives - $2.6 million
•	Various other investments - $1.6 million

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

          For the years ended December 31, 2006 and 2005, we entered into interest rate swaps and interest rate swap forwards as a means of mitigating our interest rate risk on forecasted interest expense associated with repurchase agreements for a specified future time period, represented by the term of the interest rate swap contract. An interest rate swap is a contractual agreement entered into by two parties under which each agrees to make periodic payments to the other for a specified period of time based upon a notional amount of principal. Under the most common form of interest rate swap, a series of payments calculated by applying a fixed rate of interest to a notional amount of principal is exchanged for a stream of payments similarly calculated using a floating rate of interest. This is a fixed-floating interest rate swap. We hedge a portion of our short-term debt by entering into fixed-floating interest rate swap agreements whereby we receive the floating rate of interest and pay a fixed rate of interest. An interest rate swap forward is an interest rate swap based on a floating interest rate to be set at an agreed future date at which time the swap becomes effective.

          As of December 31, 2006, we had a portfolio of 207 designated interest rate swaps with maturities ranging from January 2007 to August 2016 and a total notional amount of $6.1 billion and a net fair value of $36.8 million. Under the interest rate swap and interest rate swap forward agreements we have in place, we receive interest at rates that reset periodically, generally every one or three months, and usually pay a rate fixed at the initiation of and for the life of the swap agreements. The current market value of interest rate swaps is heavily dependent on the current market fixed rate, the corresponding term structure of floating rates as well as the expectation of changes in future floating rates (yield curve). As expectations of future floating rates change, the market value of interest rate swaps changes. Based on the daily market value of those interest rate swaps and interest rate swap forward contracts, our counterparties may request additional margin collateral or we may request additional collateral from our counterparties to ensure that an appropriate margin account balance is maintained at all times through the maturity of the contracts. As of December 31, 2006, the unrecognized gain on interest rate swap transactions in accumulated other comprehensive income of $58.4 million includes cumulative deferred gains on terminated swaps of $17.2 million that will be amortized over the original hedging period.

          As of December 31, 2006, we held five interest rate swaps and three interest rate floors with notional amounts in the aggregate of $141.0 million and $478.6 million, respectively, that were not designated as hedges. Accordingly, changes in fair value of these derivatives are recorded in net gain on derivatives in the consolidated statement of operations. As of December 31, 2006, these interest rate swaps and interest rate floors had a net negative fair value of $0.9 million and $3.6 million, respectively, recorded in derivative liabilities in the consolidated balance sheet. In connection with the three interest rate floors, we received a payments in the aggregate of $3.9 million and in return will make payments based on the spread in LIBOR rates, if a one-month LIBOR decreases below 5.05%, 5.00% and 5.00% on the amortizing notional amounts of $231.0 million, $145.3 million and $102.3 million amortizing until October 2010, January 2018 and April 2011, respectively.

Liabilities

          We have entered into repurchase agreements to finance many of our purchases of RMBS. These agreements are secured by RMBS and bear interest rates that have historically moved in close relationship to LIBOR. As of December 31, 2006, we established 17 borrowing relationships with various financial institutions and other lenders. As of December 31, 2006, we had an outstanding repurchase agreement balance with 11 of those counterparties.

          As of December 31, 2006, we had outstanding repurchase agreement liabilities of $7.4 billion, including accrued interest, with a weighted-average current borrowing rate of 5.32%. We intend to renew these repurchase agreements as they mature under the then-applicable borrowing terms of the counterparties to the repurchase agreements. As of December 31, 2006, the repurchase agreements were secured by RMBS and other investment securities with an estimated fair value of $7.5 billion and had weighted-average remaining maturities of 31 days. The net amount at risk, defined as fair value of securities sold, including accrued interest income, minus repurchase agreement liabilities, including accrued interest expense, with all counterparties was $83.1 million as of December 31, 2006. See details of the net amount at risk later in this section under the heading “Liquidity and Capital Resources.”

          On March 10, 2006, we entered into an up to $300.0 million three year revolving warehouse funding agreement with Wachovia Capital Markets, LLC (the “Facility”). Financing under the Facility will be secured by assets ranging from large syndicated bank loans to subordinated notes and preferred stock. Advance rates under the Facility vary by asset type. The Facility is available to two bankruptcy remote special purpose vehicles (DWFC, LLC and Deerfield Triarc TRS (Bahamas) Ltd.) and the debt holder has recourse only to the assets of these entities, which total $428.1 million as of December 31, 2006. We expect to pursue term funding of these assets via securitization in a future CDO. As of December 31, 2006, we had $261.0 million of debt outstanding related to the Facility. We incurred $1.2 million of debt issuance costs that are being amortized into interest expense over the term of the Facility. The annual interest rate for the Facility is based on short-term commercial paper rates as defined in the warehouse funding agreement, plus 0.75% for large syndicated loans or plus 0.90% for all other loans.

          We terminated warehousing agreements and replaced those liabilities with the issuance of long-term debt and equity securities by Pinetree and Market Square as of November 30, 2005 and May 10, 2005, respectively. The Pinetree and Market Square long-term debt issuances bear weighted average interest rates, that reset quarterly, of LIBOR plus 0.55% and 0.49% and based on the last reset date were 5.92% and 5.87%, respectively, as of December 31, 2006. As of December 31, 2006, we have $287.8 million and $276.0 million of long-term debt resulting from the Pinetree and Market Square transactions, respectively.

          On September 29, 2005, August 2, 2006 and October 27, 2006, we issued $51.6 million, $25.8 million and $46.3 million of unsecured junior subordinated notes payable to Trust I, Trust II and Trust III, respectively. The Trust I securities mature on October 23, 2035 but are callable by us on or after October 10, 2010. The Trust II and Trust III securities both mature on October 30, 2036 but are callable by us on or after October 30, 2011. Interest is payable quarterly at a floating rate equal to LIBOR plus 3.50% per annum and 2.25% per annum for the Trust I and both Trust II and Trust III, respectively. This rate was 8.88% and 7.63% for Trust I and both Trust II and Trust III, respectively, as of December 31, 2006.

          As of December 31, 2006, we had $159.0 million due to broker; all amounts are expected to settle in the following quarter. The due to broker consisted of the following:

•	Unsettled RMBS purchases - $132.0 million
•	Unsettled corporate loans and securities purchases - $19.1 million
•	Unsettled ABS held in CDO purchases - $4.2 million
•	Swap margin due to broker - $3.7 million

          Interest payable as of December 31, 2006 of $33.6 million consists of:

•	Net accrued interest payable on interest rate swaps - $21.4 million
•	Pinetree long-term debt interest payable - $4.2 million
•	Market Square long-term debt interest payable - $3.3 million
•	Revolving Warehouse Facility long-term debt interest payable - $3.0 million
•	Unsecured junior subordinated interest payable to Trusts - $1.7 million

          As of December 31, 2006, we had $1.1 million payable to our Manager for management and incentive fees totaling $1.1 million and $16,000, respectively.

          As of December 31, 2006, other payables of $3.6 million consisted of:

•	Miscellaneous - $2.4 million
•	Debt issuance costs - $1.1 million
•	Audit and tax related services - $0.1 million

Stockholders’ Equity

          Stockholders’ equity as of December 31, 2006 was $689.0 million and primarily consisted of the following 2006 activity:

•	Net unrealized gain on available-for-sale securities - $9.3 million
•	Net unrealized loss on cash flow hedges - $11.8 million
•	Contributions to additional paid-in capital related to compensation for restricted stock, common stock grants and option grants to our Manager - $3.1 million
•	Contributions to additional paid-in capital related to compensation paid to our independent directors in the form of fully vested shares of common stock - $0.1 million
•	Retained earnings - $71.6 million of net income less $80.6 million of declared dividends

          Our initial public offering of common stock was declared effective by the Securities and Exchange Commission on June 28, 2005. Trading of our shares commenced on June 29, 2005 on the New York Stock Exchange under the ticker symbol “DFR”.

Results of Operations

          The following section provides a comparative discussion of our consolidated results of operations as of and for the years ended December 31, 2006, or 2006, December 31, 2005, or 2005, and as of December 31, 2004 and for the period December 23, 2004 (commencement) to December 31, 2004, or 2004.

Summary

          The following table summarizes selected historical consolidated financial information:

	2006	2005	2004
	(Dollars in millions, except for per share data)
Net income (loss)	$71.6	$45.9	$(0.3)
Dividends declared	$80.6	$49.3	$-
Net income (loss) per share - diluted	$1.39	$1.17	$(0.01)
Dividends declared per share	$1.56	$1.225	$-
Book value per share	$13.32	$13.50	$13.83
Total investment portfolio	$8,756.6	$7,754.3	$545.1
Alternative asset portfolio	$1,065.2	$743.4	n/m
Return on equity (1)	9.65%	8.14%	n/m
Leverage (2)	12.0	10.6	n/m
Adjusted leverage (3)	10.0	9.8	n/m

______
(1)

Return on equity is calculated by dividing our net income by the weighted average net equity proceeds raised, which represents the proceeds from our initial private placement and initial public offerings, net of all underwriter and discounts and commissions as well as direct offering costs.

(2)	Leverage is calculated by dividing our total debt (principal outstanding on repurchase agreements and long-term debt) by total stockholders’ equity.
(3)

Adjusted leverage is calculated by dividing our total debt (principal outstanding on repurchase agreements and long-term debt) excluding the principal of trust preferred securities by total stockholders’ equity plus the principal of trust preferred securities.

n/m – not meaningful

          The increase in net income during 2006 and 2005 was primarily attributable to a larger average investment portfolio balance compared to the prior year. Additionally for 2006, although to a lesser extent, our increased diversification into alternative assets and a higher interest rate environment also contributed to increased net income. Our total portfolio increased by $1.0 billion and $7.2 billion in 2006 and 2005, respectively. The 2005 changes compared to 2004 are largely a result of having a full year of operations in 2005 compared to nine days in 2004.

          The increase in our portfolio was driven by a combination of raising capital through the sale of equity and issuing our long-term debt. We commenced operations in late December 2004, with a private placement netting us $378.9 million of capital and the raising of an additional $363.1 million of net proceeds in late June 2005 through our initial public offering. These capital raises resulted in our portfolio ramping up for most of 2005, as we primarily used these proceeds to leverage our investment portfolio. During March and May of 2005, we entered into warehousing facilities that resulted in the capitalization of Pinetree and Market Square in May and November of 2005, respectively. We also closed a trust preferred securities transaction in September 2005. These transactions increased long-term debt to $615.6 million in 2005. During 2006, we continued to increase our borrowings through a revolving warehouse facility closed in March 2006 and additional trust preferred securities financings in August 2006 and October 2006 resulting in an incremental increase of $333.1 million to borrowings in 2006.

          We have been diversifying our overall portfolio mix by increasing our investments into alternative assets, which we define as all assets other than RMBS. We had $1.1 billion of alternative assets, or 12.2% of our portfolio, compared to $743.4 million, or 9.6% of our portfolio in 2006 and 2005, respectively. Corporate leveraged loans have been the primary focus of our alternative portfolio increasing to total $412.0 million and $156.2 million or 4.7% and 2.0% percent of our total investments in 2006 and 2005, respectively.

          We diversified our RMBS portfolio during 2006 by investing in more fixed 15-year and 30-year RMBS. We expect to continue to invest opportunistically in RMBS, which could result in investing in either fixed or hybrid adjustable rate RMBS. Fixed rate securities comprised $2.3 billion and $0.8 billion or 30.0% and 11.8% of our RMBS in 2006 and 2005, respectively. We have made this shift toward fixed securities with the expectation of providing a higher coupon, which complement a mortgage portfolio with lower interest rates and the embedded option risk attributable to our seasoning hybrid adjustable rate RMBS. This activity is not necessarily indicative of future purchases. Additionally, we are anticipating the eventual decrease in hedging income due to expiration of interest rate swaps that are currently providing a net interest income contribution. Over time, we expect the mortgage portfolio to generate adequate profit margins to funding without the contribution of interest rate swaps as a larger percentage of higher yielding mortgages replace the existing amortizing portfolio.

          We expect to continue our opportunistic investment selection and strategy of limiting interest rate risk through active hedging risk management when warranted in an effort to mitigate the impact of changes in interest rates. We also expect continued focus on managing the volatility of the mortgage portfolio and achievement of our targeted margins in a challenging interest rate environment. If we determine that market conditions and market opportunities are favorable, we expect to explore opportunities to raise additional capital and fully deploy and leverage our equity.

Net Interest Income

          The following table summarizes our interest income:

				Variance		% of total interest income
	2006	2005	2004	2006 vs. 2005	2005 vs. 2004	2006	2005	2004
Real Estate Investments:	(In millions)
Residential mortgage-backed securities	$373.7	$204.5	$-	$169.2	$204.5	81.4%	86.6%	0.0%
Commercial real estate loans and securities	3.1	0.2	-	2.9	0.2	0.7%	0.1%	0.0%
Asset-backed securities held in CDO	20.5	7.0	-	13.5	7.0	4.5%	3.0%	0.0%
Total real estate investments	397.3	211.7	-	185.6	211.7	86.6%	89.7%	0.0%

Corporate Investments:
Corporate loans and securities:
Corporate leveraged loans	32.9	6.1	-	26.8	6.1	7.2%	2.6%	0.0%
High yield corporate bonds	1.6	0.2	-	1.4	0.2	0.3%	0.1%	0.0%
Assets held in CLO	23.3	13.1	-	10.2	13.1	5.1%	5.5%	0.0%
Tresuries and short-term investments	2.5	3.4	0.2	(0.9)	3.2	0.5%	1.4%	100.0%
Equity securities	1.5	1.4	-	0.1	1.4	0.3%	0.6%	0.0%
Other investments	0.2	0.2	-	-	0.2	0.0%	0.1%	0.0%
Total corporate investments	62.0	24.4	0.2	37.6	24.2	13.4%	10.3%	100.0%

Total interest income	$459.3	$236.1	$0.2	$223.2	$235.9	100.0%	100.0%	100.0%

          The increase in interest income by $223.2 million and $235.9 million in 2006 and 2005, respectively, was primarily attributable to a larger average outstanding investment portfolio balance led by our RMBS. Our portfolio increased by $1.0 billion ($0.7 billion RMBS and $0.3 billion alternative investments) to $8.8 billion in 2006 and increased by $7.2 billion ($6.6 billion RMBS and $0.6 billion alternative investments) to $7.8 billion in 2005. In addition to the increase in the size of the portfolio during 2006, the overall interest rate environment was higher which contributed to increase interest income across all investments. Additionally, our portfolio during 2006 was diversified more effectively toward higher interest earning alternative assets in addition to our CDO and CLO having the benefit of existing for an entire year in 2006 compared to a partial period during 2005.

          The following table summarizes our interest expense:

				Variance
	2006	2005	2004	2006 vs. 2005	2005 vs. 2004
	(In millions)
Repurchase agreements	$372.2	$155.7	$-	$216.5	$155.7
Designated hedging activity	(48.7)	10.6	-	(59.3)	10.6
Long-term debt	45.2	10.7	-	34.5	10.7
Amortization of debt issuance cost	3.1	0.3	-	2.8	0.3
Margin borrowing	0.8	0.1	-	0.7	0.1
Total interest expense	$372.6	$177.4	$-	$195.2	$177.4

          The increase in interest expense of $195.2 million and $177.4 million in 2006 and 2005, respectively, was primarily a result of carrying a larger outstanding debt balance. The increase in outstanding repurchase agreements during 2006 was primarily the result of our RMBS being fully ramped in 2006 compared to the increasing of leverage and ramping of the portfolio during 2005, which resulted in increased interest expense of $216.5 million and $155.7 million in 2006 and 2005, respectively. The 2005 changes compared to 2004 are largely a result of having a full year of operations in 2005 compared to nine days in 2004. The 2006 increase in repurchase agreements was partially offset by our hedging activity, which reduced our interest expense by $48.7 million compared to an increase of $10.6 million in 2005. Included in our hedging activity is the effect of ineffectiveness, which increased interest expense by $0.2 million and $0.3 million in 2006 and 2005. We increased our notional value of designated interest rate swaps by $0.8 billion in 2006 to manage the overall duration of our RMBS portfolio. We are currently in a net-receive position on substantially all of our interest rate swaps due to the higher variable interest rates, which are the basis for our receipt of payments, above the fixed rate payments we are making on these interest rate swaps.

          The interest expense related to long-term debt increased by $34.5 million and $10.7 million in 2006 and 2005, respectively. In addition to the Market Square, Trust I and Pinetree long-term debt that had been outstanding since May 2005, late September 2005, and late November 2005, respectively, being outstanding for all periods during 2006, we also increased our use of leverage through our warehouse funding facility, Trust II and Trust III closed in March 2006, August 2006 and October 2006 and which had $260.1 million, $25.8 million and $46.3 million, respectively, outstanding as of December 31, 2006.

          To a lesser extent, the increase in short-term borrowing rates resulting from the overall rising interest rate environment, partially offset by our hedging activity, also contributed to increased interest expense since our funding sources are primarily tied to short-term interest rates or reset on a relatively short-term basis.

Provision for Loan Losses

          We identified one impaired loan held for investment as of December 31, 2006. We determined that a provision for loan losses in the amount of $2.0 million was required for this loan, which represented the excess of the amortized cost basis over the discounted expected future cash flows. Additionally, we put this loan on non-accrual status and have not recognized $0.7 million of uncollected interest that is due to us under this loan. We had not recognized an allowance for loan losses in 2005 and 2004.

Expenses

          The following table summarizes our expenses for the periods presented:

				Variance
	2006	2005	2004	2006 vs. 2005	2005 vs. 2004
	(In millions)
Base management fee	$13.3	$9.9	$0.2	$3.4	$9.7
Amortization related to restricted stock and options	2.4	3.8	0.1	(1.4)	3.7
Total management fee expense to related party	15.7	13.7	0.3	2.0	13.4

Incentive fee to related party	3.3	1.3	-	2.0	1.3

Audit and audit-related fees	1.0	0.5	-	0.5	0.5
Legal fees	0.5	0.2	-	0.3	0.2
Other professional fees	0.7	0.2	-	0.5	0.2
Total professional services	2.2	0.9	-	1.3	0.9

Insurance premiums	0.7	0.7	-	-	0.7

Board of directors fees	0.5	0.4	-	0.1	0.4
Banking and other administrative fees	0.7	0.3	-	0.4	0.3
Software and data feeds	0.3	0.3	-	-	0.3
Other general and administrative fees	0.3	0.5	0.1	(0.2)	0.4
Total general and administrative fees	1.8	1.5	0.1	0.3	1.4

Total expenses	$23.7	$18.1	$0.4	$5.6	$17.7

          The increase in expenses of $5.6 million and $17.7 million in 2006 and 2005, respectively, was primarily attributable to an increase in total management and incentive fees of $4.0 million in 2006 while all the increases in 2005 are a result of having a full year of operations in 2005 compared to nine days in 2004. The increase in management and incentive fees is primarily attributed to our increased equity and the impact of the effective use of our leverage, which increased our invested assets and provided increased net income per share, resulting in our Manager earning an incentive fee for the each of the quarterly periods in 2006 compared to only the fourth quarter in 2005. The overall growth of our operations and costs associated with becoming a publicly traded company were the primary drivers for the increased expenses of $1.6 million in all other expense line items in 2006.

Other Income and Gain (Loss)

          The following table summarizes our other income and gain (loss) for the periods presented:

				Variance
	2006	2005	2004	2006 vs. 2005	2005 vs. 2004
	(In millions)
Net realized gain on available-for-sale securities	$9.8	$5.4	$-	$4.4	$5.4
Other-than-temporary impairment on available-for-sale securities	(7.0)	-	-	(7.0)	-
Net gain on available-for-sale securities	2.8	5.4	-	(2.6)	5.4

Net realized gain on trading securities	0.5	-	-	0.5	-
Net unrealized gain (loss) on trading securities	0.3	(3.6)	-	3.9	(3.6)
Net gain (loss) on trading securities	0.8	(3.6)	-	4.4	(3.6)

Net realized gain on loans	1.6	0.2	-	1.4	0.2
Net unrealized loss on loans	(0.4)	(0.6)	-	0.2	(0.6)
Net gain (loss) on loans	1.2	(0.4)	-	1.6	(0.4)

Net realized gain on interest rate swaps	3.1	3.4	-	(0.3)	3.4
Net realized gain on credit default swaps	2.0	0.5	-	1.5	0.5
Net realized loss on total return swaps	(0.2)	-	-	(0.2)	-
Net unrealized loss on interest rate swaps	(0.5)	(0.3)	-	(0.2)	(0.3)
Net unrealized gain on credit default swaps	0.8	0.1	-	0.7	0.1
Net unrealized gain on total return swaps	2.0	-	-	2.0	-
Net unrealized loss on interest rate floors	(1.5)	-	-	(1.5)	-
Net gain on derivatives	5.7	3.7	-	2.0	3.7

Dividend income and other net gain	0.3	0.3	-	-	0.3

Total other income and gain	$10.6	$5.4	$-	$5.2	$5.4

Total realized gain	$17.0	$9.8	$-	$7.2	$9.8
Total unrealized loss	$(6.4)	$(4.4)	$-	$(2.0)	$(4.4)

          The increase in other income and gain of $5.2 million and $5.4 million in 2006 and 2005, respectively, consists of increases in realized gains of $7.2 million and $9.8 million and increased unrealized losses of $2.0 million and $4.4 million in 2006 and 2005, respectively. All the increases in 2005 are a result of having a full year of operations in 2005 compared to nine days in 2004 and not having any other income and net gain. In 2006 we recognized an increase of $4.4 million of net realized gains on available-for-sale securities compared to 2005 that was reduced by a $7.0 million other-than-temporary impairment identified on interest-only strip securities. Net gain on trading securities increased by $4.4 million in 2006, of which $3.9 million of the increase was unrealized, compared to 2005, primarily related to the increase in value of two inverse interest-only securities purchased for duration management or yield enhancement to our RMBS portfolio. The $1.6 million increase in net gains on loans, $2.0 million of net gains on derivatives, consisting of a $2.2 million and $1.8 million increase in credit default swaps and total return swaps, respectively, offset by decreases $0.3 million and $1.5 million in interest rate swaps and floors respectively, in 2006 compared to 2005 also contributed to the overall increase in other income and gain. Although our dividend income and other net gain was flat at $0.3 million for 2006 and 2005, the 2006 activity consists of $1.8 million of dividend income on equity securities and certain one-time fees related to loans offset by $1.5 million of losses representing our 13% share of an equity method investment.

Income Tax Expense

          We have elected and intend to continue our qualification as a REIT under the Internal Revenue Code, or the Code. Accordingly, we are largely exempt from federal or state income tax to the extent that we distribute all taxable income to our stockholders and meet certain REIT asset, income and ownership tests and record keeping requirements are fulfilled. We continue to make and hold most of our investments and conduct most of our other operations through our wholly owned limited liability company subsidiary. Even if we qualify for exemption from federal taxation as a REIT, we may be subject to some amount of federal, state and local taxes on our taxable income. Deerfield Triarc TRS Holdings, Inc., our domestic taxable REIT subsidiary, is taxed as a regular subchapter C corporation under the Code. Deerfield Triarc TRS Holdings, Inc. was formed to make, from time to time, certain investments that would not be REIT qualifying investments if made directly by us and to earn income that would not be REIT qualifying income if earned directly by us. In 2006 and 2005, Deerfield Triarc TRS Holdings, Inc. invested primarily in short-term bank loans and bond trading positions, which contributed to gross taxable income of approximately $15,000 and $0.2 million less tax expense of $6,000 and $0.1 million, respectively.

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

Contractual Obligations and Commitments

          The table below summarizes our contractual obligations as of December 31, 2006. These obligations exclude accrued interest expenses, contractual commitments related to our derivatives, and a certain amounts payable under the Management Agreement for payments of that are not fixed and determinable:

		Less than			More than
	Total	1 year	1- 3 years	3 - 5 years	5 years
	(In thousands)
Repurchase agreements	$7,372,035	$7,372,035	$-	$-	$-
Unsettled investment purchases	158,997	158,997	-	-	-
Unfunded loan commitments (1)	31,240	31,240	-	-	-
Dividends payable (2)	21,723	21,723	-	-	-
Management and incentive fee (3)	1,092	1,092	-	-	-
Long-term debt (4)	948,492	-	260,950	-	687,542
Total	$8,533,579	$7,585,087	$260,950	$-	$687,542

__________
(1)

The unfunded loan commitments represent all amounts unfunded as of December 31, 2006. These amounts may or may not be funded to the borrowing party now or in the future. The unfunded loans related to loans with various terms but we are showing this amount in the less than 1 year category, as this entire amount is eligible for funding to the borrowers as of December 31, 2006.

(2)	On December 19, 2006, we declared a dividend of $0.42 per common share outstanding paid on January 30, 2007 to holders of record on December 29, 2006.
(3)	The management and incentive fee payable represents the December 2006 management fee of $1.1 million and fourth quarter 2006 incentive fee of $16,000, of which $2,400 will be paid in stock.
(4)

Long-term debt includes borrowings of $260.1 million of a revolving warehouse facility that matures in March 2009. The remaining long-term debt consists of $276.0 million, $287.8 million and $123.7 million related to Market Square, Pinetree and trust preferred securities, respectively. Market Square and Pinetree debt is due in 2017 and 2045, respectively, while each can be called, at par, by the Company on July 20, 2007 and January 5, 2010, respectively. The trust preferred securities in the amount of $51.6 million, mature on October 30, 2035 but are callable by the Company on or after October 30, 2010, while the remaining $72.1 million, mature on October 30, 2036 but are callable by the Company on or after October 30, 2011. In all cases the actual maturity date was used to reflect the period when these commitments would be due by the Company.

Off-Balance Sheet Arrangements

          In September 2005, August 2006 and October 2006, we formed Deerfield Triarc Capital Trust I (Trust I), Deerfield Triarc Capital Trust II (Trust II) and Deerfield Triarc Capital Trust III (Trust III), (collectively the “Trusts”), which are variable interest entities. Through our wholly owned subsidiary, DTC LLC, we own 100% of the common shares of the Trusts, which issued in the aggregate $120.0 million of preferred shares to unaffiliated investors. DTC LLC issued junior subordinated debt securities to the Trusts in the aggregate of $123.7 million, which are guaranteed by us. The rights of common shares of the Trusts are subordinate to the rights of the preferred shares only in the event of a default. Otherwise the common shareholder’s economic and voting rights rank pari passu with the preferred shareholders. We record the investment in the Trusts’ common shares as other investments at cost and record dividend income upon declaration by the Trust. See “ Part II - Item 8. Financial Statements and Supplementary Data ” in Note 2 for a summary of the Trusts transactions. The junior subordinated debt securities are recorded as long-term debt and debt issuance costs are deferred in prepaid and other assets in the consolidated balance sheet. Interest on the debt securities and amortization of debt issuance costs are recorded in the consolidated statements of operations in interest expense.

          As of December 31, 2006, we did not maintain any other relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of December 31, 2006, 2005 and 2004, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide additional funding to any such entities, except for the Trusts.

Liquidity and Capital Resources

          We held cash and cash equivalents of $72.5 million as of December 31, 2006.

          Our operating activities provided cash of $42.9 million for the year ended December 31, 2006, primarily through the following:

          Net inflows and non-cash adjustments of $134.1 million, consisting of the following:

•	Net income - $71.6 million
•	Net premium and discount amortization - $27.1 million
•	Net non-cash derivative impact on operating activities - $11.1 million
•	Net change in loans held for sale - $10.8 million
•	Other-than-temporary impairment of available-for-sale securities - $7.0 million
•	Share-based compensation - $3.0 million
•	Provision for loan losses - $2.0 million
•	Unrealized loss from other investment - $1.5 million

          Net change in operating assets and liabilities - $10.0 million

          Net outflows and non-cash adjustments totaled $101.2 million, consisting of the following:

•	Net purchases of trading securities - $90.4 million
•	Net realized gains on available for sale securities - $9.8 million
•	Net gains on trading securities - $0.8 million
•	Net gain on loans held for sale - $0.2 million

          Our investing activities used cash of $829.3 million for the year ended December 31, 2006 primarily for the purchase of available-for-sale securities and loans totaling $3.6 billion, partially offset by principal payments and proceeds from sale of available-for-sale securities of $2.6 billion, principal payments and proceeds from loans of $94.2 million, net decrease in other investment of $2.3 million, and the $44.0 million of increase in restricted cash and cash equivalents.

          Our financing activities provided cash of $823.3 million for the year ended December 31, 2006, primarily from net borrowings under repurchase agreements and our revolving warehouse funding agreement of $571.4 million and $260.9 million, respectively. Additionally, proceeds of $72.2 million were received from the issuance of long-term debt in the form of trust preferred securities in August and October 2006 and receipt of payments for a designated derivative containing a financing element of $0.4 million. These inflows were offset by payments of dividends, debt issuance costs and long-term debt principal payments of $77.0 million, $4.4 million and $0.2 million, respectively.

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

          Leverage

          As of December 31, 2006 and 2005, our GAAP leverage was 12.0 times equity and 10.6 times equity, which was calculated by dividing our total debt (principal outstanding of repurchase agreements and long-term debt) of $8.3 billion by total stockholders’ equity of $689.0 million, as reported in our GAAP financial statements. However, we define leverage as our total debt of $8.3 billion less trust preferred debt of $123.7 million, divided by our total stockholders equity of $689.0 million plus trust preferred debt of $123.7 million. Due to the nature and term of the trust preferred debt, we believe that this is a reasonable measure for leverage and we utilize this amount for managing our business. Using this methodology our overall leverage was 10.0 times adjusted equity as of December 31, 2006 compared to 9.8 times adjusted equity as of December 31, 2005.

          The increase in leverage for the year ended December 31, 2006 is primarily driven by our increased borrowings to fund growth in assets and income. The increase in repurchase agreements, warehouse funding and two trust preferred securities transactions in the aggregate increased borrowings by $916.5 million. To a much lesser extent the decrease of $8.3 million to total stockholders equity as a result of the combination of the fluctuation in the fair value of our available-for-sale securities and designated derivatives, which are recognized as adjustments to other comprehensive income and our changes in net income and dividend payments in 2006 compared to 2005, which also impacted the increase to leverage. The fluctuation in the fair value of our RMBS portfolio and designated interest rate swaps is primarily determined by whether the securities or swaps are above or below the current prevailing interest rates as well as changes in the hybrid adjustable rate loans as they approach their reset date.

          Sources of Funds

          In addition to our December 2004 initial private offering, and June 2005 initial public offering, our primary source of funding has consisted of net proceeds from repurchase agreements. We have also generated proceeds through long-term debt issuance of Market Square and Pinetree, the issuance of trust preferred debt securities, and in March of 2006, we closed an alternative asset revolving warehouse funding facility with Wachovia Capital Markets, LLC. providing financing up to $300.0 million in borrowing capacity.

          The following is a summary of our borrowings as of December 31, 2006 (dollars in thousands):

			Warehouse	Trust
	Repurchase	Term	Funding	Preferred
	Agreements	Financing	Facility	Securities	Total
Outstanding balance	$7,372,035	$563,825	$260,950	$123,717	$8,320,527
Weighted average borrowing rate	5.32%	5.90%	5.35%	8.15%	5.40%
Weighted-average remaining maturity (in years)	0.08	24.85	2.19	29.43	2.27
Fair value of collateral (including accrued interest)	$7,455,156	$610,191	$428,133	n/a	n/m

______________
n/a – not applicable
n/m – not meaningful

          Repurchase Agreements. For the year ended December 31, 2006, proceeds from repurchase agreements totaling $7.4 billion, with a weighted-average current borrowing rate of 5.32%, were primarily used to finance the acquisition of mortgage-related assets. We expect to continue to borrow funds in the form of repurchase agreements. As of December 31, 2006, we had established 17 borrowing arrangements with various investment banking firms and other lenders, 11 of which we had an outstanding repurchase agreement balance as of December 31, 2006. Increases in interest rates could negatively impact the valuation of our mortgage-related assets, which could limit our borrowing ability or cause our lenders to initiate margin calls. Amounts due upon maturity of our repurchase agreements will be funded primarily through the rollover/reissuance of repurchase agreements and monthly principal and interest payments received on our mortgage-backed securities.

          The following table presents certain information regarding the amount at risk related to our repurchase agreements:

			Weighted-Average
			Maturity of Repurchase
	Amount at Risk (1)		Agreements in Days
	December 31,		December 31,
Repurchase Agreement Counterparties:	2006	2005	2006	2005
	(In thousands)
Bear, Stearns & Co. Inc.	$(2,682)	$(8,793)	16	26
Barclays Bank Plc.	2,515	1,482	49	46
Countrywide Securities Corp.	12,277	15,990	41	38
Credit Suisse Securities (USA) LLC	20,394	31,975	42	29
J.P. Morgan Securities Inc.	(3,115)	748	15	26
Lehman Brothers Inc.	1,776	40	17	12
Merrill Lynch Government Securities Inc.	19,597	33,704	28	26
Merrill Lynch, Pierce, Fenner & Smith Incorporated	720	(7,104)	25	26
Mitsubishi UFJ Securities (USA), Inc.	4,735	16,228	22	9
Morgan Stanley & Co. Incorporated	-	1,321	-	17
Nomura Securities International	7,469	(5,347)	28	28
UBS Securities LLC	19,434	28,005	35	44
Total	$83,120	$108,249

__________
(1)	Equal to the fair value of securities pledged, and related accrued interest receivable, minus repurchase agreement liabilities, and related accrued interest payable.

          Except as noted below, the repurchase agreements for these facilities do not include substantive provisions other than those contained in the standard master repurchase agreement as published by the Bond Market Association. The agreement for one repurchase facility includes provisions that establish termination events if (i) we incur a net asset value decline of 15% on a monthly basis, 25% on a quarterly basis and 35% on an annual basis, except that net asset value reductions resulting from distributions are excluded in measuring such declines, (ii) we fail to maintain a minimum net asset value of $355 million, (iii) the Manager ceases to be our manager, (iv) we fail to qualify as a REIT or (v) we fail to deliver certain documents, including monthly net asset value, prospectus, performance or other reports delivered to our stockholders and an annual representation of our president or chief financial officer. An event of default or termination event under the standard master repurchase agreement or additional provisions explained above would give our counterparty the option to terminate all repurchase transactions existing with us and make any amount due by us to the counterparty to be payable immediately.

          Term Financing CDOs. We also finance certain of our assets using term financing strategies, including CDOs and other match-funded financing structures. CDOs are multiple class debt securities, or bonds, secured by pools of assets, such as mortgage-backed securities, loans and corporate debt.

          Pinetree CDO Transaction. On November 30, 2005, Pinetree issued $12.0 million of preference shares, 100% purchased by us, and $288.0 million of several classes of notes with a weighted average interest rate of the LIBOR, plus 0.547%. Pinetree held a portfolio of $245.5 million as of December 31, 2005, with a target of $300.0 million, in ABS and other assets that secures both the notes issued by Pinetree and our preference shares. The closing of the Pinetree transaction resulted in the discharging of all of our borrowings under a related warehousing agreement entered into in May 2005. During 2006, the equity distribution cap paid to preferred shareholders from net proceeds was exceeded, which therefore required a portion of the Pinetree debt be paid down.

           Market Square CLO Transaction. On May 10, 2005, Market Square issued $24.0 million of preference shares, 100% purchased by us, and $276.0 million of several classes of notes with a weighted average interest rate of LIBOR plus 0.493%. Market Square held a portfolio of nearly $300.0 million primarily in bank loan investments that secures both the notes issued by Market Square and our preference shares. The closing of the Market Square transaction resulted in the discharging of all of our borrowings under a related warehousing agreement entered into in March 2005.

          Pinetree and Market Square are bankruptcy remote subsidiaries, therefore, the debt holders only have recourse to the assets of each respective entity. As of December 31, 2006, Pinetree and Market Square had long-term debt of $287.8 and $276.0 million, respectively, and assets of $304.9 million and $305.3 million, respectively.

          Warehouse Funding Facility. On March 10, 2006, we entered into an up to $300.0 million revolving warehouse funding agreement with Wachovia Capital Markets, LLC, or the Facility. Financing under the Facility is secured by assets ranging from large syndicated bank loans to subordinated notes and preferred stock. Advance rates under the Facility vary by asset type. The Facility is available to two bankruptcy remote special purpose vehicles (DWFC, LLC and Deerfield Triarc TRS (Bahamas) Ltd.) and debt holders have recourse only to the assets of these entities. We expect to pursue term funding of these assets via securitization in a CLO structure at some point in the future. As of December 31, 2006 we had $261.0 million outstanding related to the Facility. The Facility has provided additional leverage for our loan portfolio that was previously being funded with equity.

          Trust Preferred Securities. On September 29, 2005, August 2, 2006 and October 27, 2006, we issued $51.6 million, $25.8 million and $46.3 million, respectively of unsecured junior subordinated debt securities. The $51.6 million and $72.1 million ($25.8 million and $46.3 million) securities mature on October 30, 2035 and October 30, 2036 but are callable by us on or after October 30, 2010 and October 30, 2011, respectively.

          For our short-term (one year or less) and long-term liquidity, we also rely on the cash flow from operations and our investments, primarily monthly principal and interest payments to be received on our mortgage-backed securities, as well as any primary securities offerings authorized by our board of directors and through our match-funded CDO strategy. Our CDO strategy is dependent upon our ability to place match-funded debt in the market at spreads that provide a positive arbitrage. If spreads for CDO borrowings widen or if demand for such borrowings ceases to exist, then our ability to execute the CDO strategy will be restricted.

          Based on our current portfolio, leverage rate and available borrowing arrangements, we believe that the net proceeds of our December 2004 private offering and June 2005 initial public offering combined with the cash flow from operations and the utilization of borrowings, will be sufficient to enable us to meet anticipated short-term (one year or less) liquidity requirements such as to fund our investment activities, pay fees under our management agreement, fund our distributions to stockholders and for general corporate expenses. However, an increase in prepayment rates or decreases in the fair value of our RMBS substantially different from our expectations could cause a temporary liquidity shortfall due to the timing of the necessary margin calls on the financing arrangements and the actual receipt of the cash related to principal paydowns. Our leverage ratio would increase above our target threshold and could eventually lead to our cash resources becoming insufficient to satisfy our liquidity requirements. If such a situation would arise, we may have to sell some of our investment securities. If required, the sale of MBS at prices lower than their carrying value would result in realized losses and reduced income. A sale of a portion of our MBS portfolio could also call into question our intent and ability to hold the remaining securities until their values recover, requiring us to recognize unrealized losses. As explained more fully below, we have additional capacity to leverage our equity further should the need for additional short-term liquidity arise.

Distribution Policy

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

The following summarizes our dividends since commencement of operations on December 23, 2004:

Declaration	Record	Payment	Per Share	Dividend
Date	Date	Date	Dividend	Payment
For the year ended December 31, 2005:				(In thousands)
03/31/05	03/24/05	04/29/05	$0.225	$6,149
06/14/05	06/22/05	07/15/05	0.350	9,569
10/26/05	11/07/05	11/21/05	0.300	15,498
12/20/05	12/30/05	01/30/06	0.350	18,081
		Total	$1.225	$49,297
For the year ended December 31, 2006:
04/24/06	05/04/06	05/26/06	$0.360	$18,597
07/25/06	08/04/06	08/28/06	0.380	19,646
10/24/06	11/07/06	11/27/06	0.400	20,684
12/19/06	12/29/06	01/30/07	0.420	21,723
		Total	$1.560	$80,650

          Our ability to meet our long-term (greater than one year) liquidity and capital resource requirements will be subject to renewing or replacing our debt financing. We may increase our capital resources by consummating public offerings of securities or issuing new debt, possibly including classes of preferred stock, common stock, commercial paper, medium-term notes, CDOs, CLOs, collateralized mortgage obligations and senior or subordinated notes. The ability to execute these strategies will depend on market conditions for capital raises and for the investment of any proceeds. If we are unable to renew, replace or expand our sources of financing on substantially similar terms, it may have an adverse effect on our business and results of operations. In the unlikely event of liquidation, holders of our debt securities and shares of preferred stock and lenders with respect to other borrowings will receive a distribution of our available assets prior to the holders of our common stock.

Recent Developments

          On February 7, 2007, we amended our warehouse funding agreement with Wachovia Capital Markets, LLC to increase the facility size under this agreement from $300 million to $375 million. We paid a one-time fee of $75,000 to Wachovia in connection with this facility expansion. Further, on March 7, 2007 we amended the terms of the termination date provision of the warehouse funding agreement to extend the initial term of the facility from March 9, 2007 to April 8, 2007 in order to allow additional time for the completion of the renewal of our liquidity agreement with Wachovia, which is currently in process.

Estimated REIT Taxable Income

          Estimated REIT taxable income, which is a non-GAAP financial measure, is calculated according to the requirements of the Internal Revenue Code, rather than GAAP. The following table reconciles GAAP net income to estimated REIT taxable income:

			Period from
			December 23, 2004
	Year ended December 31,		(Commencement) to
	2006	2005	December 31, 2004
	(In thousands)

GAAP net income	$71,575	$45,921	$(291)

Adjustments to GAAP net income:
Difference in rate of amortization and accretion	3,528	2,032	-
Interest on non-accrual loans	696	-	-
Amortization of terminated swaps	983	(1,909)	-
Amortization of financing element in Pinetree swap	(214)	-	-
Hedge ineffectiveness	170	327	27
Provision for loan losses	2,000	-	-
Stock and options grant	136	1,956	95
Organization costs	(9)	24	95
Non-allowable deduction for meals and entertainment	137	52	-
Offshore TRS book / tax differences	604	(39)	-
Dividends treated as return of capital	(500)	(1,384)	-
Security basis difference recognized upon sale	(708)	(1,517)	-
Realized gain previously deferred for tax as return of capital	1,385	-	-
Gain on intercompany sale eliminated for GAAP	204	-	-
Unrealized impairment of available-for-sale securities	7,005	-	-
Other unrealized (gain) loss	(638)	4,460	-
Exclusion of Deerfield Triarc TRS Holdings, LLC net income	(9)	(149)	-
Net adjustments to GAAP net income	14,770	3,853	217
Estimated REIT taxable income	$86,345	$49,774	$(74)

          The “Difference in rate of amortization and accretion” line above includes a different accretion rate of original issue discount, or OID on interest-only, or IO, securities. The tax accretion calculations of OID on IO securities are dependent on factors provided by administrators of the underlying mortgage pools that are currently not updated through December 31, 2006. These factors are influenced by actual versus planned prepayment activity and net interest spread on the underlying mortgage pools, and as a result, recognition of tax OID accretion income is subject to change. We therefore believe that the OID contribution to our estimated taxable income as of December 31, 2006 is not necessarily indicative of what our final taxable income will be for the year. OID accretes to the tax basis of the IO securities, thus upon sale of such a security, the tax cost basis will typically be higher than the book basis resulting in a smaller tax gain.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

          As of December 31, 2006 the primary component of our market risk was interest rate risk, as described below. We believe that a significant portion of risk can be quantified from historical experience. While we do not seek to avoid risk completely, we actively manage interest rate risk, and regularly assess whether earnings in the portfolio include appropriate compensation for the inherent market risks to which it is exposed. In light of these risks, we regularly consider our capital levels and believe that our capital is sufficient.

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

Effect on Net Interest Income

          We fund our investments in RMBS primarily with short-term borrowings under repurchase agreements. During periods of rising interest rates, short-term borrowing costs tend to increase while the income earned on hybrid adjustable-rate (during the fixed-rate period of such securities) and fixed-rate RMBS may remain substantially unchanged. This results in a narrowing of the net interest spread between the related assets and borrowings and may even result in losses.

          In order to mitigate our interest rate exposure, we have entered into 207 designated interest rate swap hedging transactions as of December 31, 2006. The following table summarizes the expiration dates of these contracts and their notional amounts:

Year of	Notional
Expiration	Amount
(In thousands)
2007	$487,900
2008	2,203,450
2009	545,000
2010	1,338,200
2011	792,000
2012	80,000
2013	210,000
2014	20,000
2015	179,700
2016	195,000
Total	$6,051,250

          Hedging strategies are partly based on assumed levels of prepayments of our RMBS. If prepayments are slower or faster than assumed, the life of the RMBS will be longer or shorter, which changes the net impact of our hedging activity and may cause losses on such transactions. Hedging strategies involving the use of derivative instruments are highly complex and may produce volatile returns.

Extension Risk

          The majority of our securities portfolio is hybrid adjustable-rate RMBS, which have interest rates that are fixed for the first several years of the loan (typically three, five, seven or 10 years) and thereafter reset periodically on the same basis as adjustable-rate RMBS. We compute the projected weighted-average life of our RMBS based on assumptions regarding the rate at which the borrowers will prepay the underlying mortgages. In general, when a fixed-rate or hybrid adjustable-rate residential mortgage-backed security is funded by a short-term borrowing, we may, but are not required to, enter into an interest rate swap agreement or other hedging instrument that effectively fixes a portion of our borrowing costs for a period close to the anticipated weighted-average life of the fixed-rate portion of the related RMBS. This strategy is designed to protect a portion of our portfolio from increased funding costs due to rising interest rates because the borrowing costs are not fixed for the duration of the fixed-rate period of the related residential mortgage-backed security.

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

Interest Rate Mismatch Risk

          We intend to fund a substantial portion of our purchases of RMBS with borrowings that, after the effect of hedging, have interest rates based on indices and repricing terms similar to, but of somewhat shorter maturities than, the interest rate indices and repricing terms of the RMBS. Thus, we anticipate that in most cases the interest rate indices and repricing terms of our mortgage assets and our funding sources will not be identical, thereby creating an interest rate mismatch between assets and liabilities. Therefore, our cost of funds would likely rise or fall more quickly than would our earnings rate on assets. During periods of changing interest rates, such interest rate mismatches could negatively impact our financial condition, cash flows and results of operations. To mitigate interest rate mismatches, we may utilize hedging strategies discussed above.

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

Prepayment Risk

          Prepayments are the full or partial repayment of principal prior to contractual due dates of a mortgage loan and often occur due to refinancing activity. Prepayment rates for existing RMBS generally increase when prevailing interest rates fall below the market rate existing when the underlying mortgages were originated. In addition, prepayment rates on adjustable-rate and hybrid adjustable-rate RMBS generally increase when the spread between long-term and short-term interest rates declines or becomes negative. Prepayments of RMBS could impact our results of operations in several ways. Some adjustable-rate mortgages underlying our adjustable-rate RMBS may bear initial teaser interest rates that are lower than their fully-indexed rates, which refers to the applicable index rates plus a spread. In the event that such an adjustable-rate mortgage is prepaid prior to or soon after the time of adjustment to a fully-indexed rate, the holder of the related residential mortgage-backed security would have held such security while it was less profitable and lost the opportunity to receive interest at the fully-indexed rate over the expected life of the adjustable-rate residential mortgage-backed security. Although we currently do not own any adjustable-rate RMBS with teaser rates, we may obtain some in the future which would expose us to this prepayment risk. Additionally, we currently own RMBS that were purchased at a premium. The prepayment of such RMBS at a rate faster than anticipated would result in a write-off of any remaining unamortized premium and a corresponding reduction of our net interest income by such amount. Finally, in the event that we are unable to acquire new RMBS or are forced to acquire RMBS with lower coupon rates due to prevailing market conditions to replace the prepaid RMBS, our financial condition, cash flow and results of operations could be negatively impacted.

Effect on Fair Value

          Another component of interest rate risk is the effect changes in interest rates will have on the fair value of our assets. We face the risk that the fair value of our assets will increase or decrease at different rates than that of our liabilities, including our hedging instruments.

          We primarily assess our interest rate risk by estimating the duration of our assets and the duration of our liabilities. Duration essentially measures the market price volatility of financial instruments as interest rates change. We calculate duration using various third party financial models and empirical data. Different models and methodologies can produce different duration numbers for the same securities.

          The following sensitivity analysis table shows the impact on the estimated fair value of our RMBS interest rate-sensitive investments (including available-for-sale investments of $7.6 billion and trading investments of $72.8 million) and interest rate swaps and floors as of December 31, 2006 (the below table excludes the ABS available-for-sale securities held in CDO and Loans held in CLO as our equity at risk in these entities is $12.0 million and $24.0 million, respectively) assuming rates instantaneously fall 100 basis points and rise 100 basis points:

	Interest Rates		Interest Rates
	Fall 100		Rise 100
	Basis Points	Unchanged	Basis Points
	(In thousands)
RMBS

Fair value (1)	$7,791,337	$7,691,428	$7,470,294
Change in fair value	$99,910		$(221,134)
Change as a percent of fair value	1.30%		(2.88)%
Designated and Undesignated Interest Rate Swaps and Floors
Fair value	$(132,702)	$36,575	$194,100
Change in fair value	$(169,277)		$157,525
Change as a percent of fair value	n/m		n/m
Net Portfolio Impact	$(69,367)		$(63,609)

_______________
(1)      Includes RMBS classified as available-for-sale and trading.
n/m – not meaningful

          The impact of changing interest rates on fair value can change significantly when interest rates change beyond 100 basis points from current levels. Therefore, the volatility in the fair value of our assets could increase significantly when interest rate changes exceed 100 basis points. In addition, other factors impact the fair value of our interest rate-sensitive investments and hedging instruments, such as the shape of the yield curve, market expectations as to future interest rate changes and other market conditions. Accordingly, in the event of changes in actual interest rates, the change in the fair value of our assets would likely differ from that shown above, and such difference might be material and adverse to our stockholders.

          As of December 31, 2006, substantially all investments in our alternative investments portfolio (non-RMBS) are instruments with variable interest rates that are indexed to LIBOR. Because the variable rates on these instruments are short term in nature, we are not exposed to material changes in fair value as a result of changes in interest rates.

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

  using interest rate derivatives including, swaps, caps, floors, mortgage derivatives and forward sales, to adjust the interest rate sensitivity of our RMBS and our borrowings; and

  actively managing, on an aggregate basis, the interest rate indices, interest rate adjustment periods, and gross reset margins of our RMBS and the interest rate indices and adjustment periods of our borrowings.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

DEERFIELD TRIARC CAPITAL CORP.
INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	69
Consolidated Balance Sheets as of December 31, 2006 and December 31, 2005	70
Consolidated Statements of Operations for the years ended December 31, 2006 and 2005 and for the
Period from December 23, 2004 (Commencement) to December 31, 2004	71
Consolidated Statements of Stockholders’ Equity for the Period from December 23, 2004 (Commencement)
through December 31, 2004 and for the years ended December 31, 2005 and 2006	72
Consolidated Statements of Cash Flows for the years ended December 31, 2006 and 2005 and for the Period from
December 23, 2004 (Commencement) to December 31, 2004	73
Notes to Consolidated Financial Statements	74

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Deerfield Triarc Capital Corp.:

We have audited the accompanying consolidated balance sheets of Deerfield Triarc Capital Corp. and subsidiaries (the "Company") as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2006 and 2005, and for the period from December 23, 2004 (commencement) to December 31, 2004. We also have audited management's assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements, an opinion on management's assessment, and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Deerfield Triarc Capital Corp. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for the years ended December 31, 2006 and 2005, and for the period from December 23, 2004 (commencement) to December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois
March 12, 2007

DEERFIELD TRIARC CAPITAL CORP. AND ITS SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,	December 31,
	2006	2005
ASSETS
Cash and cash equivalents	$72,523	$35,542
Due from broker	257,818	191,845
Restricted cash and cash equivalents	27,243	85,311
Available-for-sale securities, including $7,422,494 and $6,847,723 pledged—at fair value	7,941,091	7,285,052
Trading securities—at fair value	94,019	4,738
Other investments	6,382	12,303
Derivative assets	55,624	69,406
Loans held for sale	282,768	294,063

Loans	432,335	158,111
Allowance for loan losses	(2,000)	-
Loans, net of Allowance for loan losses	430,335	158,111

Interest receivable	51,627	40,648
Other receivable	18,362	16,976
Prepaid and other assets	12,199	9,817

TOTAL ASSETS	$9,249,991	$8,203,812

LIABILITIES
Repurchase agreements, including $46,858 and $26,788 of accrued interest	$7,372,035	$6,768,396
Due to broker	158,997	77,327
Dividends payable	21,723	18,081
Derivative liabilities	21,456	6,053
Interest payable	33,646	18,262
Long term debt	948,492	615,550
Management and incentive fee payable to related party	1,092	2,453
Other payables	3,597	487

TOTAL LIABILITIES	8,561,038	7,506,609

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001:
100,000,000 shares authorized; none issued and outstanding	-	-
Common stock, par value $0.001:
500,000,000 shares authorized; 51,721,903 and 51,659,701 shares issued and
outstanding (including 134,615 and 269,232 restricted shares)	51	51
Additional paid-in capital	748,803	747,919
Deferred equity compensation	-	(2,397)
Accumulated other comprehensive loss	(47,159)	(44,703)
Accumulated deficit	(12,742)	(3,667)

TOTAL STOCKHOLDERS' EQUITY	688,953	697,203

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,249,991	$8,203,812

See notes to consolidated financial statements.

DEERFIELD TRIARC CAPITAL CORP. AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

			Period from
			December 23, 2004
	Year ended	Year ended	(Commencement) to
	December 31, 2006	December 31, 2005	December 31, 2004
Revenues
Net interest income:
Interest income	$459,298	$236,149	$189
Interest expense	372,615	177,442	49

Net interest income	86,683	58,707	140

Provision for loan losses	2,000	-	-

Expenses
Management fee expense to related party	15,696	13,746	255
Incentive fee expense to related party	3,335	1,342	-
Professional services	2,179	880	61
Insurance expense	718	681	16
Other general and administrative expenses	1,810	1,477	99

Total expenses	23,738	18,126	431

Other Income and Gain (Loss)
Net gain on available-for-sale securities	2,790	5,372	-
Net gain (loss) on trading securities	750	(3,606)	-
Net gain (loss) on loans	1,167	(409)	-
Net gain (loss) on derivatives	5,664	3,758	-
Dividend income and other net gain	265	320	-

Net other income and gain	10,636	5,435	-

Income (loss) before income tax expense	71,581	46,016	(291)
Income tax expense	6	95	-

Net Income (Loss)	$71,575	$45,921	$(291)

NET INCOME (LOSS) PER SHARE - BASIC	$1.39	$1.17	$(0.01)
NET INCOME (LOSS) PER SHARE - DILUTED	$1.39	$1.17	$(0.01)

WEIGHTED - AVERAGE NUMBER OF SHARES
OUTSTANDING - BASIC	51,419,191	39,260,293	26,923,139

WEIGHTED - AVERAGE NUMBER OF SHARES
OUTSTANDING - DILUTED	51,580,780	39,381,073	26,923,139

See notes to consolidated financial statements.

DEERFIELD TRIARC CAPITAL CORP. AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

					Accumulated
	Common Stock		Additional	Deferred	Other			Comprehensive
		Par	Paid-in	Equity	Comprehensive	Accumulated		Income
	Shares	Value	Capital	Compensation	Loss	Deficit	Total	(Loss)

Balance - December 23, 2004 (Commencement)	-	$-	$-	$-	$-	$-	$-
Net loss						(291)	(291)	$(291)
Available-for-sale securities— fair value adjustment
net of reclassification adjustments					(455)		(455)	(455)
Designated derivatives - fair value adjustment					(249)		(249)	(249)
Comprehensive loss								$(995)
Issuance of common stock	26,923	27	379,742				379,769
Offering costs			(857)				(857)
Grant of restricted stock and stock options in
exchange for services	404		6,320	(6,320)			-
Share-based compensation				95			95
Balance - December 31, 2004	27,327	27	385,205	(6,225)	(704)	(291)	378,012
Net income						45,921	45,921	$45,921
Available-for-sale securities— fair value adjustment
net of reclassification adjustments					(114,451)		(114,451)	(114,451)
Designated derivatives - fair value adjustment net of
reclassification adjustments					70,452		70,452	70,452
Comprehensive income								$1,922
Dividends declared						(49,297)	(49,297)
Issuance of common stock in initial public
offering, net of underwriter discounts and
commissions	24,321	24	365,759				365,783
Offering costs			(2,680)				(2,680)
Equity issuance costs—Market Square			(368)				(368)
Equity issuance costs—Pinetree			(186)				(186)
Share-based compensation - valuation adjustment			9	(9)			-
Share-based compensation	12		180	3,837			4,017
Balance - December 31, 2005	51,660	51	747,919	(2,397)	(44,703)	(3,667)	697,203
Net income						71,575	71,575	$71,575
Available-for-sale securities - fair value adjustment
net of reclassification adjustments					9,327		9,327	9,327
Designated derivatives - fair value adjustment net of
reclassification adjustments					(11,783)		(11,783)	(11,783)
Comprehensive Income								$69,119
Reclassification of deferred equity to additional paid-in capital			(2,397)	2,397
Dividends declared						(80,650)	(80,650)
Reversal of accrual for shelf registration	-		48				48
Share-based compensations	62		3,233				3,233
Balance - December 31, 2006	51,722	$51	$748,803	$-	$(47,159)	$(12,742)	$688,953

See notes to consolidated financial statements.

DEERFIELD TRIARC CAPITAL CORP. AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

			Period from
			December 23, 2004
	Year ended December 31,		(Commencement) to
	2006	2005	December 31, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$71,575	$45,921	$(291)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net premium and discount amortization on investments, loans, and debt issuance	27,088	17,030	(50)
Share-based compensation	3,032	4,017	95
Hedge ineffectiveness	170	327	27
Net purchases of trading securities	(90,448)	(9,402)	-
Net (gain) loss from trading securities	(750)	3,606	-
Other-than-temporary impairment on available-for-sale securities	7,005	-	-
Unrealized loss from other investments	1,540	-	-
Net proceeds (purchases) on loans held for sale	10,790	(294,473)	-
Net (gain) loss on loans	(228)	409	-
Provision for loan losses	2,000	-	-
Net realized gain on available-for-sale securities	(9,800)	(5,372)	-
Net changes in undesignated derivatives	2,502	127	-
Net realized gain on designated derivatives	(4,751)	(2,157)	-
Net cash received on terminated designated derivatives	13,147	523	-
Changes in operating assets and liabilities:			-
Due from broker	(7,333)	(3,918)	-
Interest receivable	(15,177)	(39,437)	(13)
Other receivable	(1,095)	(1,663)	-
Prepaid and other assets	3	(62)	-
Accrued interest on repurchase agreements	20,070	26,766	-
Due to broker	(8,591)	35,552	-
Interest payable	21,316	22,615	-
Management and incentive fee payable to related party	(1,160)	2,293	160
Other payables	2,016	264	176
Net cash provided by (used in) operating activities	42,921	(197,034)	104

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted cash and cash equivalents	44,048	(85,311)	-
Purchase of available-for-sale securities	(3,198,161)	(10,366,291)	(328,922)
Proceeds from the sale of available-for-sale securities	1,092,566	2,175,482	-
Purchase of held-to-maturity securities	-	(34,719)	(100,075)
Principal payments on available-for-sale securities	1,497,947	934,416	-
Proceeds from the maturity of held-to-maturity securities	-	134,990	-
Origination or purchase of loans	(362,154)	(158,184)	-
Principal payments on loans	94,223	162	-
Proceeds from sale of other investments	5,147	-	-
Purchase of other investments	(2,889)	(12,303)	-
Net cash used in investing activities	(829,273)	(7,411,758)	(428,997)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under repurchase agreements	571,402	6,435,987	317,810
Proceeds from issuance of long-term debt	72,167	615,550	-
Payment made on long-term debt	(175)	-	-
Proceeds from revolving warehouse funding agreement	260,950	-	-
Payment of debt issuance costs	(4,407)	(10,062)	-
Proceeds from designated derivative containing a financing element	403	3,650	-
Dividends paid	(77,007)	(31,216)	-
Proceeds from issuance of common stock	-	-	379,769
Proceeds from initial public offering, net of underwriter discounts and commissions	-	365,783	-
Payment of offering costs	-	(4,044)	-
Net cash provided by financing activities	823,333	7,375,648	697,579

Net increase (decrease) in cash and cash equivalents	36,981	(233,144)	268,686
Cash and cash equivalents at beginning of period	35,542	268,686	-
Cash and cash equivalents at end of period	$72,523	$35,542	$268,686

SUPPLEMENTAL DISCLOSURE:
Cash paid for interest	$385,408	$132,974	$-
Cash paid for income tax	62	100	-

SUPPLEMENTAL DISCLOSURE OF INVESTING AND FINANCING ACTIVITIES:
Net change in unrealized loss on available-for-sale securities	$2,323	$114,451	$-
Net change in unrealized (gain) loss on derivatives	(7,202)	70,452	-
Unsettled available-for-sale purchases - due to broker	131,990	29,562	117,689
Unsettled available-for-sale sales - due from broker	232,547	187,927	-
Unsettled held for investment loan purchases - due to broker	-	46	-
Unsettled repurchase obligations - due to broker	-	12,167	-
Non-cash settlement of interest expense from derivatives termination	6,335	4,353	-
Non-cash settlement of interest expense added to principal balance of bank loans	4,197	-	-
Unpaid offering costs	(48)	48	857
Dividend declared but not yet paid	21,723	18,081	-
Principal payments receivable from available-for-sale securities	16,901	15,312	-
Principal payments receivable from bank loans held for investment	292	-	-
Issuance of stock for payment of prior year incentive fee	(201)	-	-

See notes to consolidated financial statements.

DEERFIELD TRIARC CAPITAL CORP. AND ITS SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

          Deerfield Triarc Capital Corp. and its subsidiaries (the “Company”) is a diversified financial company that invests in real estate related assets, primarily mortgage-backed securities, as well as other alternative corporate investments. Deerfield Triarc Capital Corp. was incorporated in Maryland on November 22, 2004. The Company commenced operations on December 23, 2004.

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

          Basis of Presentation

          The accompanying consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, which consist of the following:

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

o	DWFC, LLC, a Delaware limited liability company, a wholly owned subsidiary of DTC LLC and a QRS.

Deerfield Triarc TRS Holdings, Inc. (“TRS Holdings”) a wholly owned subsidiary of the Company and a TRS.

o	TRS Holdings is the single member parent of Deerfield Triarc TRS Holdings, LLC (“TRS Holdings LLC”), and a disregarded entity for tax purposes.

Deerfield Triarc TRS (Bahamas) Ltd., a Bahamian international business company, a wholly owned subsidiary of the Company and a TRS.

Intercompany accounts and transactions have been eliminated in consolidation.

          Variable Interest Entities

          In December 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (revised 2004), Consolidation of Variable Interest Entities (“FIN 46R”). FIN 46R addresses the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to a VIE and generally would require that the assets, liabilities and results of operations of a VIE be consolidated into the financial statements of the enterprise that has a controlling financial interest in the VIE. The interpretation provides a framework for determining whether an entity should be evaluated for consolidation based on voting interests or significant financial support provided to the entity (variable interest). The Company considers all counterparties to the transaction to determine whether the entity is a VIE and, if so, whether the Company’s involvement with the entity results in a variable interest in the entity. If the Company is determined to have a variable interest in the entity, an analysis is performed to determine whether the Company is the primary beneficiary and therefore requires consolidation of the VIE into the consolidated financial statements. The Company consolidates two such entities, Market Square and Pinetree, as discussed below.

          In March 2005, the Company entered into warehouse and master participation agreements with an affiliate of UBS Securities LLC (“UBS”) providing that UBS would fund the purchase of bank loans by Market Square during the warehouse period. Upon review of the transaction, the Company determined that Market Square was a VIE under FIN 46R and that the Company was the primary beneficiary. On May 10, 2005, the agreements were terminated and the warehouse funding was replaced with the issuance of long-term debt and equity securities by Market Square. See Note 8 for a discussion of the long-term debt. The Company owns substantially all of the equity securities, $24.0 million of preference shares, issued by Market Square and is deemed to be the primary beneficiary.

          In May 2005, the Company entered into warehouse, master repurchase and pledge agreements with an affiliate of UBS providing that UBS would fund the purchase of asset-backed securities (“ABS”) by Pinetree during the warehouse period. Upon review of the transaction, the Company determined that Pinetree was a VIE under FIN 46R and that the Company was the primary beneficiary. On November 30, 2005, the agreements were terminated and the warehouse funding was replaced with the issuance of long-term debt and equity securities by Pinetree. See Note 8 for a discussion of the long-term debt. The Company owns 100% of the equity securities, ordinary shares and $12.0 million of preference shares, issued by Pinetree and is deemed to be the primary beneficiary.

          Trust Preferred Securities

          On September 29, 2005, August 2, 2006 and October 27, 2006, the Company formed Deerfield Triarc Capital Trust I (“Trust I”), Deerfield Triarc Capital Trust II (“Trust II”) and Deerfield Triarc Capital Trust III (“Trust III”) (collectively the “Trusts”), respectively. Trust I, Trust II and Trust III are all unconsolidated Vies. The Trusts were formed for the sole purpose of issuing and selling trust preferred securities. In accordance with FIN 46R, the Trusts are not consolidated into the Company’s consolidated financial statements because the Company is not deemed the primary beneficiary of the Trusts. The Company owns 100% of the common shares of the Trusts ($1.6 million, $0.8 million and $1.4 million in Trust I, Trust II and Trust III, respectively). Trust I, Trust II and Trust III issued $50.0 million, $25.0 million and $45.0 million, respectively, of preferred shares to unaffiliated investors. The rights of holders of common shares of the Trusts are subordinate to the rights of the holders of preferred shares only in the event of a default; otherwise the common shareholders’ economic and voting rights are pari passu with the preferred shareholders. The Company’s $3.8 million investment in the Trusts’ common shares, represents the Company’s maximum exposure to loss, is recorded as other investments at cost with dividend income recognized upon declaration by the Trusts.

          In connection with the issuance and sale of the trust preferred securities, DTC LLC issued junior subordinated debt securities to Trust I, Trust II and Trust III of $51.6 million, $25.8 million and $46.3 million, respectively, which are guaranteed by Deerfield Triarc Capital Corp. The junior subordinated debt securities are recorded as long-term debt and debt issuance costs are deferred in prepaid and other assets in the consolidated balance sheet. Interest on the debt securities and amortization of debt issuance costs are recorded in interest expense on the consolidated statements of operations.

          See Note 8 for further discussion of the trust preferred securities and junior subordinated debt securities.

          Reclassifications

          Certain amounts in the consolidated financial statements and notes as of and for the year ended December 31, 2005 and as of and for the period ended December 31, 2004 and have been reclassified to conform to the presentation as of and for the year ended December 31, 2006.

2. ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS

          Principles of Consolidation - The consolidated financial statements include the financial statements of the Company and its subsidiaries which are wholly-owned and entities which are VIEs in which the Company is the primary beneficiary under FIN 46R. An enterprise is the primary beneficiary if it absorbs a majority of the VIE’s expected losses or receives a majority of the VIE’s expected residual returns, or both. All inter-company balances and transactions have been eliminated in consolidation.

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

          Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, requires certain investments to be classified as either trading, available-for-sale or held-to-maturity. Generally, the Company plans to hold a majority of its investments for an indefinite period of time, which may be until maturity. However, it may, from time to time, decide to sell investments in response to changes in market conditions and in accordance with its investment strategy. Accordingly, a majority of its investments are classified as available-for-sale. All investments classified as available-for-sale are reported at fair value, based on quoted market prices provided by independent pricing sources when available or quotes provided by dealers who make markets in certain securities, with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Periodically, all available-for-sale and held-to-maturity securities are evaluated for other-than-temporary impairment, which is a decline in the fair value of an investment below its amortized cost attributable to factors that suggest the decline will not be recovered over the investment’s anticipated holding period. Other-than-temporary impairments are recognized in net gain (loss) on available for sale securities in the consolidated statement of operations. The Company may also classify certain securities acquired for speculative trading purposes as trading securities with changes in fair value of these securities recognized in the consolidated statement of operations.

          Interest income is accrued based upon the outstanding principal amount of the securities and their contractual interest terms. Premiums and discounts are amortized or accreted into interest income over the estimated lives of the securities using a method that approximates the effective yield method in accordance with SFAS No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases. For securities rated A or lower the Company uses the interest method as prescribed under the Emerging Issues Task Force of the Financial Accounting Standards Board (“EITF”) No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets. The use of these methods requires the Company to project cash flows over the remaining life of each asset. These projections include assumptions about interest rates, prepayment rates, the timing and amount of credit losses, and other factors. The Company reviews and makes adjustments to cash flow projections on an ongoing basis and monitors these projections based on input and analyses received from external sources, internal models, and the Company’s own judgment and experience. There can be no assurance that our assumptions used to estimate future cash flows or the current period’s yield for each asset would not change in the near term.

          The Company monitors its available-for-sale securities for other-than-temporary impairment. We use the guidelines prescribed under SFAS No. 115, EITF 99-20 and Staff Accounting Bulletin No. 5(m), Other-Than-Temporary Impairment for Certain Investments in Debt and Equity Securities. Any other-than-temporary impairments are reported under net recognized gains and losses and valuation adjustments in our consolidated statement of operations.

          Security purchases and sales are recorded on the trade date. Realized gains and losses from the sale of securities are determined based upon the specific identification method.

          The Company’s investments in limited partnerships and limited liability companies are accounted for under the equity method unless the Company’s interest is so minor that the Company has virtually no influence over the operating and financial policies. The cost method is used for investments that do not meet the equity method criteria.

          Loans - The Company primarily purchases senior secured and unsecured loans, which the Company classifies as either held for sale or held for investment, depending on the investment strategy for each loan. Loans held for sale are carried at the lower of cost or fair value. If the fair value of a loan is less than its cost basis, a valuation adjustment is recognized in the consolidated statement of operations and the loan’s carrying value is adjusted accordingly. The valuation adjustment may be recovered in the event the fair value increases, which is also recognized in the consolidated statement of operations. Loans held for investment (referred to as “Loans” on the consolidated balance sheet) are carried at amortized cost with an allowance for loan losses, if necessary. Any premium or discount is amortized or accreted to interest income over the life of the loan using a method that approximates the effective yield method. Interest income is accrued based upon the outstanding principal amount of the loans and their contractual terms.

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

          To estimate the allowance for loan losses, the Company first identifies impaired loans. The Company considers a loan to be impaired when, based on current information and events, management believes it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. When a loan is impaired, the allowance for loan losses is increased by the amount of the excess of the amortized cost basis of the loan over the present value of the projected future cash flows except that if practical, the loan’s observable market price or the fair value of the collateral may also be used. The Company considers the current financial information of the borrowing company and its performance against plan and changes to the market for the borrowing company’s service or product amongst other factors when evaluating projected future cash flows. Increases in the allowance for loan losses are recognized in the statement of operations as a provision for loan losses. If the loan or a portion thereof is considered uncollectible and of such little value that further pursuit of collection is not warranted, a charge-off or write-down of a loan is recorded and the allowance for loan losses is reduced.

          An impaired loan may be left on accrual status during the period the Company is pursuing repayment of the loan; however, the loan is placed on non-accrual status at the earliest of such time as when management believes that scheduled debt service payments will not be met within the coming 12 months and/or the loan becomes 90 days delinquent. When placed on non-accrual status, all accrued but uncollected interest is reversed and charged against interest income. While on non-accrual status, interest income is recognized only upon actual receipt. However, when there is doubt regarding the ultimate collectibility of loan principal, all cash receipts are applied to reduce the carrying value. Loans are restored to accrual status after principal and interest payments are brought current and future contractual amounts due are reasonably assured.

          Derivative Financial Instruments - The Company enters into derivative contracts, including interest rate swaps and interest rate swap forwards, as a means of mitigating the Company’s interest rate risk on forecasted rollover/reissuance of repurchase agreements and certain long-term debt, or hedged items, for a specified future time period. The Company has designated these transactions as cash flow hedges of changes in the benchmark interest rate London interbank offered rate (“LIBOR”). The contracts, or hedge instruments, are evaluated at inception and at subsequent balance sheet dates in order to determine whether they qualify for hedge accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted. The hedge instrument must be highly effective in achieving offsetting changes in cash flows of the hedged item attributable to the risk being hedged in order to qualify for hedge accounting. Derivative contracts are carried on the consolidated balance sheet at fair value. The Company values both actual interest rate swaps and hypothetical interest rate swaps (for purposes of quantifying ineffectiveness) by determining the net present value of all payments between the counterparties which are calculated based on internally developed and tested market-standard models that utilize data points obtained from external market sources. Any ineffectiveness that arises during the hedging relationship is recognized in interest expense in the consolidated statement of operations. The effective portion of all contract gains and losses excluding the net interest accrual is recorded in other comprehensive income or loss. Realized gains and losses on terminated contracts that were designated as hedges are maintained in accumulated other comprehensive income or loss and amortized into interest expense over the contractual life of the terminated contract unless it is probable that the forecasted transaction will not occur. In that case, the gain or loss in accumulated other comprehensive income or loss is reclassified to realized gain or loss in the consolidated statement of operations.

          The net interest accrual on interest rate swaps designated as a hedge is reflected as an increase or decrease to interest expense for the period.

          The Company may also enter into derivatives that do not qualify for hedge accounting, including interest rate swaps that are undesignatated, interest rate caps and floors, credit default and total return swaps, under SFAS No. 133. These derivatives are carried at their fair value with changes in fair value reflected in the consolidated statement of operations.

          Borrowings - The Company finances the acquisition of its securities and loan portfolios primarily through the use of repurchase agreements, securitization transactions structured as secured financings, and issuance of junior subordinated debt securities. Repurchase agreements are carried at their outstanding principal or contractual amounts including accrued interest, while securitization debt and junior subordinated debt securities are carried at their outstanding principal or contractual amounts.

          Due from Brokers and Due to Brokers - Amounts due from brokers and due to brokers generally represent unsettled trades and cash balances held with brokers as part of collateral requirements related to derivatives. Amounts due from brokers and due to brokers are recorded as assets and liabilities, respectively.

          Income Taxes - The Company has elected to be taxed, and intends to continue to qualify, as a REIT under the Code. As a REIT, the Company generally will not be subject to federal income tax on net taxable income the Company distributes currently to stockholders. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax at regular corporate rates. Even if the Company qualifies for taxation as a REIT, it may be subject to some federal, state and local taxes on income or property. The Company has jointly elected with TRS Holdings for TRS Holdings to be a TRS. As a TRS, TRS Holdings will be subject to federal, state and local corporate income tax.

          The Company accounts for income taxes in conformity with SFAS No. 109, Accounting for Income Taxes, which requires an asset and liability approach for accounting and reporting of income taxes. Deferred income tax assets and liabilities are recognized for the future income tax consequences (temporary differences) attributable to the difference between the carrying amounts of assets and liabilities and their respective income tax bases. Deferred income tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. A valuation allowance is provided for deferred income tax assets where realization is not considered “more likely than not.” The Company recognizes the effect of change in income tax laws or rates on deferred income tax assets and liabilities in the period that includes the enactment date.

          Share-Based Compensation - The Company accounts for restricted stock and stock options granted in accordance with SFAS No. 123(R), Share-Based Payment, and related interpretations, and the consensus in Issue 1 of EITF No. 96-18, Accounting for Equity Instruments that are Issued to other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Pursuant to EITF No. 96-18 and SFAS No. 123(R), restricted stock and options are recorded at fair value in additional paid-in capital of stockholders’ equity using the graded vesting method, with an offsetting amount recognized in the statement of operations in management fee expense to related party. Unvested restricted stock and options are adjusted to fair value. Changes in such fair value are reflected on a retroactive basis in the statement of operations for past amortization periods. Prior to the adoption of SFAS No. 123(R) on January 1, 2006, the Company had recorded the unvested restricted stock and options at fair value with changes reflected as an adjustment to deferred equity compensation and an offsetting adjustment to additional paid-in capital. However, the deferred equity compensation was eliminated against additional paid-in capital to conform to the requirements of SFAS No. 123(R).

          Incentive Fee - The Management Agreement provides for the payment of an incentive fee, determined quarterly, to the Manager if the Company’s financial performance exceeds certain benchmarks. See Note 12 for further discussion of the specific terms regarding the computation and payment of the incentive fee.

          The incentive fee is accrued and expensed during the period for which it is earned. The incentive fee is paid in both cash and stock, subject to certain limitations and elections. Upon payment the payable will be reduced through a reduction of cash and a contribution to equity as a result of the issuance of the Company’s common stock in the period after the fee was earned. The Company accounts for the share-based payment portion of the incentive fee in accordance with SFAS No. 123(R) and EITF No. 96-18.

          Net Income (Loss) Per Share - The Company calculates basic net income (loss) per share by dividing net income (loss) for the period by the weighted-average number of shares of its common stock outstanding for that period. Diluted income per share takes into account the effect of dilutive instruments, such as stock options and restricted stock, but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding. See Note 10 for further discussion on the computation of net income (loss) per share.

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

          Concentrations of Credit Risk and Other Risks and Uncertainties - The Company’s investments are primarily concentrated in securities that pass through collections of principal and interest from underlying mortgages, and there is a risk that some borrowers on the underlying mortgages will default. Therefore, mortgage-backed securities may bear some exposure to credit losses. However, the Company mitigates credit risk by primarily holding securities that are either guaranteed by government (or government-sponsored) agencies or are of very high credit quality.

          The Company bears certain other risks typical in investing in a portfolio of mortgage-backed securities. The principal risks potentially affecting the Company’s consolidated financial position, consolidated results of operations and consolidated cash flows include the risks that: (a) interest rate changes can negatively affect the fair value of the Company’s mortgage-backed securities, (b) interest rate changes can influence borrowers’ decisions to prepay the mortgages underlying the securities, which can negatively affect both cash flows from, and the fair value of, the securities, and (c) adverse changes in the fair value of the Company’s mortgage-backed securities and/or the inability of the Company to renew short-term borrowings can result in the need to sell securities at inopportune times and incur realized losses.

          The Company enters into derivative transactions as hedges of interest rate exposure and in the course of investing with counterparties. In the event of nonperformance by a counterparty, the Company is potentially exposed to losses although the counterparties to these agreements are primarily major financial institutions with investment grade ratings.

          Recent Accounting Pronouncements

          In accordance with the adoption of SFAS No. 123(R), the Company eliminated the deferred equity compensation balance of $2.4 million at January 1, 2006 through an offsetting reduction to additional paid-in capital. This reclassification had no impact on the Company’s total stockholders’ equity.

          In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments. SFAS No. 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which addresses the application of SFAS No. 133 to beneficial interests in securitized financial assets. SFAS No. 155 establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. Additionally, SFAS No. 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. The adoption of SFAS No. 155 effective January 1, 2007 for financial instruments acquired or issued after such date did not have a material impact on the Company’s consolidated financial statements.

          In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The adoption of FIN 48 effective January 1, 2007 did not have a material impact on the Company’s consolidated financial statements.

          In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 clarifies SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged. The adoption of SAB 108 effective December 31, 2006 did not have a material impact on the Company’s consolidated financial statements.

          In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for the Company as of January 1, 2008. The Company is currently evaluating the potential impact of adopting this standard.

          In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective for the Company as of January 1, 2008. The Company is currently evaluating the potential impact of adopting this standard.

3. AVAILABLE-FOR-SALE SECURITIES

          The following table summarizes the Company’s investment securities classified as available-for-sale, which are carried at fair value:

	Current	Unamortized	Unamortized	Amortized	Unrealized	Unrealized	Estimated
Security Description	Face	Premium	Discount	Cost	Gains	Losses	Fair Value
	(In thousands)
December 31, 2006
Residential mortgage-backed securities:
Hybrid adjustable and fixed rate securities	$7,609,827	$62,478	$(11,371)	$7,660,934	$3,838	$(109,092)	$7,555,680
Interest- and principal- only securities	39,860	32,806	(10,090)	62,576	934	(527)	62,983
Asset-backed securities held in CDO	299,993	353	(2,230)	298,116	2,190	(2,886)	297,420
High-yield corporate bonds	19,550	64	(58)	19,556	273	(342)	19,487
Commercial mortgage backed securities	3,823	7	(1,293)	2,537	-	(4)	2,533
Other investments	3,000	-	(49)	2,951	37	-	2,988
Total	$7,976,053	$95,708	$(25,091)	$8,046,670	$7,272	$(112,851)	$7,941,091

December 31, 2005:
Residential mortgage-backed securities
Hybrid adjustable and fixed rate securities	$7,026,205	$68,023	$(8,239)	$7,085,989	$38	$(110,769)	$6,975,258
Interest- and principal- only securities	-	30,955	-	30,955	1,179	(1,260)	30,874
Asset-backed securities held in CDO	250,744	387	(1,800)	249,331	1,032	(4,852)	245,511
High-yield corporate bonds	15,050	77	(64)	15,063	145	(566)	14,642
Equity securities	15,838	-	(155)	15,683	163	-	15,846
Other investments	3,000	-	(63)	2,937	-	(16)	2,921
Total	$7,310,837	$99,442	$(10,321)	$7,399,958	$2,557	$(117,463)	$7,285,052

          The following table summarizes the Company’s debt securities classified as available-for-sale, according to their weighted average life:

			Weighted
	Amortized	Estimated	Average
Weighted Average Life	Cost	Fair Value	Coupon
	(In thousands)
December 31, 2006:
Less than one year	$30,468	$30,789	7.70%
Greater than one year and less than five years	5,786,240	5,704,714	5.03%
Greater than five years and less than ten years	1,918,085	1,906,275	5.52%
Greater than ten years	311,877	299,313	6.51%
Total	$8,046,670	$7,941,091	5.21%

December 31, 2005:
Less than one year	$2,815	$2,818	5.31%
Greater than one year and less than five years	6,154,242	6,058,348	4.85%
Greater than five years and less than ten years	918,114	908,896	6.00%
Greater than ten years	324,787	314,990	5.77%
Total	$7,399,958	$7,285,052	5.04%

          The weighted average lives of available-for-sale debt securities as of December 31, 2006 and 2005 in the table above are based upon contractual maturity for the high-yield corporate bonds and other investments, while the weighted average lives for mortgage-backed securities and asset-backed securities are estimated based on data provided through subscription-based financial information services. The weighted average life for residential mortgage-backed securities and asset-backed securities is based on a prepayment model that considers current yield, forward yield, slope of the yield curve, mortgage rates, contractual rate of the outstanding loans, loan age, margin and volatility. For purposes of this disclosure, weighted average life represents the average number of years for which each dollar of unpaid principal remains outstanding. Weighted average life estimates how many years it will take to receive half of the outstanding principal, which for the high-yield corporate bonds and other investments is maturity.

          Actual lives of mortgage-backed securities are generally shorter than stated contractual maturities. Actual lives of the Company’s mortgage-backed securities are affected by the contractual maturities of the underlying mortgages, periodic payments of principal, and prepayments of principal.

          As of December 31, 2006 and 2005, available-for-sale securities include unsettled security purchases totaling $132.0 million and $29.6 million, respectively, and excluded unsettled security sales of $232.5 million and $187.9 million as of December 31, 2006 and 2005, respectively.

          The following table shows the fair value and gross unrealized losses of available-for-sale securities in which amortized cost exceeds fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position since the respective year-ends:

	Less than 12 Months			More than 12 Months			Total
	Number	Estimated	Gross	Number	Estimated	Gross	Number	Estimated	Gross
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
	(Dollars in thousands)
December 31, 2006:
Residential mortgage-backed securities	67	$1,037,005	$(4,011)	222	$5,428,884	$(105,608)	289	$6,465,889	$(109,619)
Asset-backed securities	44	77,284	(1,363)	41	71,984	(1,523)	85	149,268	(2,886)
High-yield corporate bonds	2	4,275	(228)	3	2,419	(114)	5	6,694	(342)
Commercial mortgage-backed securities	6	1,967	(4)	-	-	-	6	1,967	(4)
Total temporarily impaired securities	119	$1,120,531	$(5,606)	266	$5,503,287	$(107,245)	385	$6,623,818	$(112,851)

December 31, 2005:
Residential mortgage-backed securities	247	$6,890,658	$(110,055)	4	$82,276	$(1,974)	251	$6,972,934	$(112,029)
Asset-backed securities	90	153,799	(4,913)	-	-	-	90	153,799	(4,913)
High-yield corporate bonds	3	7,741	(566)	-	-	-	3	7,741	(566)
Other investments	1	2,920	(16)	-	-	-	1	2,920	(16)
Total temporarily impaired securities	341	$7,055,118	$(115,550)	4	$82,276	$(1,974)	345	$7,137,394	$(117,524)

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

          The Company considers the following factors when determining an other-than-temporary impairment for a security or investment:

•	severity of the impairment,

•	the length of time and the extent to which the market value has been less than the amortized cost,

•	whether the security has been downgraded by a rating agency,

•	the financial condition of the investee and the prospect for future recovery, and

•	the Company’s intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in market value.

          Additionally, for securities within the scope of EITF No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets, when adverse changes in estimated cash flows occur as a result of actual prepayment and credit loss experience, an other-than-temporary impairment is deemed to have occurred. Accordingly, the security is written down to fair value, and the unrealized loss is transferred from accumulated other comprehensive loss as an immediate reduction of current earnings. The cost basis adjustment for other-than-temporary impairment is recoverable only upon sale or maturity of the security.

          During the year ended December 31, 2006 the Company recognized a $7.0 million other-than-temporary impairment related to certain interest-only securities. The expected future cash flows for all of these securities are primarily dependent upon contingent factors such as interest rates and prepayments that depend on a variety of market factors. The Company used updated cash flow projections from a third party as part of its analysis to determine the amount of the impairment. As a result of the impairment charge, these securities were written down to the estimated fair value as of December 31, 2006, and the unrealized loss transferred from accumulated other comprehensive loss as an immediate reduction of earnings recognized as a reduction to net gain on available-for-sale securities in the consolidated statements of operations. The Company did not recognize any other-than-temporary impairment for the year ended December 31, 2005 or for the period from December 23, 2004 (Commencement) to December 31, 2004.

          The Company’s available-for-sale securities primarily consist of residential mortgage-backed securities, which are all agency issued or AAA-rated in credit quality. In addition, as of December 31, 2006 and 2005, none of the available-for-sale securities held had been downgraded by the two major credit rating agencies since their purchase. The residential mortgage-backed securities are of high credit rating and the Company intends and has the ability to hold these securities until the fair value of the securities is recovered, which may be maturity if necessary. As such, the Company expects to collect all contractual amounts due and does not believe any securities held, other than the interest-only securities discussed above, were other-than-temporarily impaired as of December 31, 2006 and 2005.

          The following table presents the net gain (loss) on available for sale securities:

			Period from
			December 23, 2004
	Year ended December 31,		(Commencement) to
	2006	2005	December 31, 2004
	(In thousands)
Realized gains	$10,302	$10,140	$-
Realized losses	(502)	(4,768)	-
Net realized gains	9,800	5,372	-
Other-than-temporary impairment	(7,010)	-	-
Net gain	$2,790	$5,372	$-

4. TRADING SECURITIES

          The Company holds trading securities as of December 31, 2006 and 2005, carried at fair value of $94.0 million and $4.7 million. As of December 31, 2006, the trading securities consist of $67.9 million of residential mortgage-backed securities, $21.2 million of U.S. treasury notes and $4.9 million of three inverse interest-only securities. As of December 31, 2005, the trading securities were two inverse interest-only securities. Net gains of $0.8 million and net loss of $3.6 million on trading securities were recognized in the consolidated statements of operations for the year ended December 31, 2006 and 2005, respectively.

5. OTHER INVESTMENTS

          Cost Method Investments

          The Company holds certain other investments as of December 31, 2006 and 2005, carried at cost of $4.9 million and $12.3 million, respectively. These positions consist of equity securities in the Trusts of $3.8 million and $1.6 million (see Note 8) as of December 31, 2006 and 2005, respectively. The remaining balance consists of equity investments of $1.1 million and $10.7 million as of December 31, 2006 and 2005, respectively, that are not traded in an active market.

          Equity Method Investments

          The Company holds one equity method investment as of December 31, 2006, initially recorded at cost of $3.0 million and adjusted to a current carrying value of $1.5 million to recognize the Company’s 13% share of losses by the investee, Hometown Commercial Capital LLC (“HCC”) through September 30, 2006. The Company expects to receive financial information on HCC on a quarterly basis, and include the Company’s share of these results on a one-quarter lag basis. The adjustment to the Company’s carrying value is recorded in the consolidated statement of operations as dividend income and other net gain (loss). See Note 6 for further investments related to HCC.

6. LOANS AND LOANS HELD FOR SALE

          The following summarizes the Company’s loans and loans held for sale:

	Carrying Value
	Loans Held
Type of Loan	for Sale (1)	Loans	Total
	(In thousands)
Loans held in CLO	$269,155	$-	$269,155
Corporate leveraged loans	8,000	403,976	411,976
Commercial real estate loans (2)	5,613	28,359	33,972
	$282,768	$432,335	$715,103

December 31, 2005:
Loans held in CLO	$288,147	$-	$288,147
Corporate leveraged loans	3,043	153,136	156,179
Commercial real estate loans (2)	2,873	4,975	7,848
	$294,063	$158,111	$452,174

_______________
(1)           Carrying value of loans held for sale is lower of cost or fair value.
(2)           Commercial real estate loans include participating interests in commercial mortgage loans

          As of December 31, 2006 and 2005, the Company held loans totaling $715.1 million and $452.2 million, respectively. Loans classified as held for sale and carried at the lower of cost or fair value totaled $282.8 million, net of a valuation allowance of $1.0 million, and $294.1 million, net of a valuation allowance of $0.6 million as of December 31, 2006 and 2005, respectively. Loans classified as held for investment and carried at amortized cost totaled $432.3 million and $158.1 million as of December 31, 2006 and 2005, respectively. As of December 31, 2006 and 2005, there were $23.3 million and $21.6 million of unsettled loan purchases and $18.9 million and $3.9 million unsettled sales of loans held for sale, respectively. As of December 31, 2006 and 2005, the Company held loans that settle interest accruals by increasing the principal balance of the loan outstanding. For the year ended December 31, 2006 the Company settled interest receivable through an increase to the loans outstanding principal balance in the amount of $4.2 million.

          The Company identified one impaired loan held for investment as of December 31, 2006. The Company determined that an allowance for loan losses in the amount of $2.0 million was required for this loan. The allowance for loan losses was recognized because the discounted expected future cash flows were less than the amortized cost basis. The Company had not recognized an allowance for loan losses in any prior periods. Additionally, the Company has put this loan on non-accrual status and has not recognized $0.7 million of uncollected interest that is due to the Company under this loan. The average outstanding principal balance and carrying value of this loan for the year-ended December 31, 2006, was $8.0 million and the Company recognized $0.4 million of interest income received on this loan for the year ended December 31, 2006.

          On November 29, 2005, the Company entered into a master participation agreement with HCC, a commercial mortgage loan originator. HCC originates loans with a targeted principal range of $1.0 million to $15.0 million. Under the master participation agreement, the Company will purchase a junior participating beneficial ownership interest of 10.0% of the principal balance of each approved commercial mortgage. Interest accrues on the Company’s outstanding principal balance at a rate of 15.0% annually. HCC retains legal title and control of the loans and has custody of the original loan documents. The Company retains approval rights for loans included in the participation portfolio. On November 30, 2006, the Company purchased $2.5 million or 50.0% of the lowest-rated non-investment grade tranches of mortgage pass-through notes from an entity established to securitize loans of HCC (these securities are classified as available-for-sale securities). Concurrent with the purchase of securities the Company received a payment of $15.0 million related to the participating interests in commercial mortgage loans for which the Company was providing warehouse financing.

          As of December 31, 2006 and 2005, the Company’s commercial real estate loans consisted of junior participation interests in 15 and four commercial mortgage loans originated by HCC and classified as held for sale and eight and one commercial mortgage loans classified as held for sale, respectively, which are primarily originated by the Company. The Company’s commercial real estate loans as of December 31, 2006 and 2005 totaled $34.0 million and $7.8 million, respectively.

7. REPURCHASE AGREEMENTS

          Repurchase agreements are short-term borrowings from financial institutions that bear interest rates that have historically moved in close relationship to the one-month, two-month or three-month LIBOR. As of December 31, 2006 and 2005, the Company had repurchase agreements outstanding in the amount of $7.4 billion (including $46.9 million of accrued interest) and $6.8 billion (including $26.8 million of accrued interest), respectively. As of December 31, 2006 and 2005, the repurchase agreements had a weighted-average borrowing rate of 5.32% and 4.31%, respectively.

          As of December 31, 2006 the repurchase agreements outstanding associated with the Company’s investments had remaining maturities as summarized below:

	Overnight	Between	Between	Over
	1 Day or	2 and 30	31 and 90	91 Days
	Less	Days	Days	and Over	Total
	(In thousands)

Residential mortgage-backed securities:
Estimated fair value of securities sold,
including accrued interest	$-	$4,744,808	$2,678,272	$-	$7,423,080
Repurchase agreement liabilities associated
with these securities	-	4,700,995	2,640,762	-	7,341,757
Weighted average interest rate of
repurchase agreement liabilities	0.00%	5.33%	5.34%	0.00%	5.33%
High yield corporate bonds:
Estimated fair value of securities sold,
including accrued interest	$-	$7,440	$-	$-	$7,440
Repurchase agreement liabilities associated
with these securities	-	5,946	-	-	5,946
Weighted average interest rate of
repurchase agreement liabilities	0.00%	5.65%	0.00%	0.00%	5.65%
Other investments:
Estimated fair value of securities sold,
including accrued interest	$-	$24,636	$-	$-	$24,636
Repurchase agreement liabilities associated
with these securities	-	24,332	-	-	24,332
Weighted average interest rate of
repurchase agreement liabilities	0.00%	3.10%	0.00%	0.00%	3.10%
Total:
Estimated fair value of securities sold,
including accrued interest	$-	$4,776,884	$2,678,272	$-	$7,455,156
Repurchase agreement liabilities associated
with these securities	-	4,731,273	2,640,762	-	7,372,035
Weighted average interest rate of
repurchase agreement liabilities	0.00%	5.32%	5.34%	0.00%	5.32%

          As of December 31, 2005 the repurchase agreements outstanding associated with the Company’s investments had remaining maturities as summarized below:

	Overnight	Between	Between	Over
	1 Day or	2 and 30	31 and 90	91 Days
	Less	Days	Days	and Over	Total
	(In thousands)

Residential mortgage-backed securities:
Estimated fair value of securities sold,
including accrued interest	$-	$5,007,865	$1,844,611	$-	$6,852,476
Repurchase agreement liabilities associated
with these securities	-	4,950,689	1,802,877	-	6,753,566
Weighted average interest rate of
repurchase agreement liabilities	0.00%	4.29%	4.37%	0.00%	4.31%
High yield corporate bonds:
Estimated fair value of securities sold,
including accrued interest	$-	$5,979	$-	$-	$5,979
Repurchase agreement liabilities associated
with these securities	-	4,409	-	-	4,409
Weighted average interest rate of
repurchase agreement liabilities	0.00%	4.80%	0.00%	0.00%	4.80%
Equity securities:
Estimated fair value of securities sold,
including accrued interest	$-	$15,263	$-	$-	$15,263
Repurchase agreement liabilities associated
with these securities	-	7,480	-	-	7,480
Weighted average interest rate of
repurchase agreement liabilities	0.00%	5.00%	0.00%	0.00%	5.00%
Other investments:
Estimated fair value of securities sold,
including accrued interest	$-	$2,927	$-	$-	$2,927
Repurchase agreement liabilities associated
with these securities	-	2,941	-	-	2,941
Weighted average interest rate of
repurchase agreement liabilities	0.00%	4.87%	0.00%	0.00%	4.87%
Total:
Estimated fair value of securities sold,
including accrued interest	$-	$5,032,034	$1,844,611	$-	$6,876,645
Repurchase agreement liabilities associated
with these securities	-	4,965,519	1,802,877	-	6,768,396
Weighted average interest rate of
repurchase agreement liabilities	0.00%	4.29%	4.37%	0.00%	4.31%

          The fair value of the investments pledged and repurchase agreement liabilities include accrued interest as follows:

	Accrued Interest
	Included in	Accrued Interest
	Estimated	Included in
	Fair Value of	Repurchase
	Securities	Agreement
Type of Investment Pledged	Sold	Liabilities
	(In thousands)
December 31, 2006:
Residential mortgage-backed securities	$32,101	$46,554
High yield corporate bonds	167	18
Other investments	394	286
	$32,662	$46,858

December 31, 2005:
Residential mortgage-backed securities	$28,585	$26,714
High yield corporate bonds	75	14
Equity securities	255	55
Other investments	7	4
	$28,922	$26,787

          The company had amounts at risk with the following repurchase agreement counerparties:

			Weighted-Average
			Maturity of Repurchase
	Amount at Risk (1)		Agreements in Days
	December 31,		December 31,
Repurchase Agreement Counterparties:	2006	2005	2006	2005
	(In thousands)
Bear, Stearns & Co. Inc.	$(2,682)	$(8,793)	16	26
Barclays Bank Plc.	2,515	1,482	49	46
Countrywide Securities Corp.	12,277	15,990	41	38
Credit Suisse Securities (USA) LLC	20,394	31,975	42	29
J.P. Morgan Securities Inc.	(3,115)	748	15	26
Lehman Brothers Inc.	1,776	40	17	12
Merrill Lynch Government Securities Inc.	19,597	33,704	28	26
Merrill Lynch, Pierce, Fenner & Smith Incorporated	720	(7,104)	25	26
Mitsubishi UFJ Securities (USA), Inc.	4,735	16,228	22	9
Morgan Stanley & Co. Incorporated	-	1,321	-	17
Nomura Securities International	7,469	(5,347)	28	28
UBS Securities LLC	19,434	28,005	35	44
Total	$83,120	$108,249

_______________
(1)           Equal to the fair value of securities sold, and related accrued interest receivable and dividends, minus repurchase agreement liabilities, and related accrued interest payable.

8. LONG-TERM DEBT

          The following table summarizes the Company’s long-term debt:

	December 31,
	2006		2005
	Carrying	Weighted	Carrying	Weighted
	Value	Average Rate	Value	Average Rate
	(In thousands)		(In thousands)
Revolving warehouse facility	$260,950	5.35%	$-	0.00%
Market Square	276,000	5.87%	276,000	4.66%
Pinetree	287,825	5.92%	288,000	5.02%
Trust preferred securities	123,717	8.15%	51,550	7.74%
Total	$948,492	6.04%	$615,550	5.09%

          Revolving Warehouse Facility

          On March 10, 2006, the Company entered into an up to $300.0 million three year revolving warehouse funding agreement with Wachovia Capital Markets, LLC (the “Facility”). Financing under the Facility will be secured by assets ranging from large syndicated bank loans to subordinated notes and preferred stock. Advance rates under the Facility vary by asset type. The Facility is available to two bankruptcy remote special purpose vehicles (DWFC, LLC and Deerfield Triarc TRS (Bahamas) Ltd. as discussed in Note 1) and the debt holder has recourse only to the collateral of these entities, which totaled $428.1 million as of December 31, 2006. The Company expects to pursue term funding of these assets via securitization in a future collateralized loan obligation. As of December 31, 2006 and 2005, the Company had $261.0 million of debt outstanding related to the Facility. The Company incurred $1.2 million of debt issuance costs that are being amortized into interest expense over the term of the Facility. The annual interest rate for the Facility is based on short-term commercial paper rates as defined in the warehouse funding agreement, plus 0.75% for large syndicated loans or plus 0.90% for all other loans, resulting in a weighted average rate of 5.35% as of December 31, 2006. The Facility also includes commitment and unused line fees of $1.2 million and $0.1 million, respectively, that the Company recognizes in interest expense.

          Market Square Collateralized Loan Obligation (“CLO”)

          Market Square’s debt securities bear interest rates that reset quarterly based on varying spreads to three-month LIBOR. The Company’s long-term debt issued by Market Square has a weighted average interest rate of 5.87% and 4.66%, using the last reset dates as of December 31, 2006 and 2005, respectively.

          The Market Square notes are due in 2017, but are callable, at par, by the Company on July 20, 2007 and quarterly thereafter, subject to certain conditions. Market Square is a bankruptcy remote subsidiary and the debt holders have recourse only to the collateral of Market Square, which had a carrying value of $305.3 million and $321.3 million as of December 31, 2006 and 2005, respectively.

          Pinetree Collateralized Debt Obligation (“CDO”)

          Pinetree’s debt securities bear interest rates that reset quarterly based on varying spreads to three-month LIBOR. The Company’s long-term debt issued by Pinetree has a weighted average interest rate of 5.92% and 5.02%, using the last reset date as of December 31, 2006 and 2005, respectively.

          The Pinetree notes are due in 2045, but are callable, at par, by the Company on January 5, 2010 and quarterly thereafter, subject to certain conditions. Pinetree is a bankruptcy remote subsidiary and the debt holders have recourse only to the collateral of Pinetree, which had a carrying value of $304.9 million and $299.5 million as of December 31, 2006 and 2005.

          Trust Preferred Securities

          On September 29, 2005, August 2, 2006 and October 27, 2006, Trust I, Trust II and Trust III issued preferred securities to unaffiliated investors for gross proceeds of $50.0 million, $25.0 million and $45.0 million, respectively, and common securities to the Company for $1.6 million, $0.8 million and $1.4 million, respectively. The combined proceeds were invested by Trust I, Trust II and Trust III in $51.6 million, $25.8 million and $46.3 million, respectively, of unsecured junior subordinated debt securities issued by DTC LLC. The junior subordinated debt securities are the sole assets of the Trusts. The Trust I securities mature on October 30, 2035 but are callable by DTC LLC on or after October 30, 2010. The Trust II and Trust III securities both mature on October 30, 2036 but are callable by DTC LLC on or after October 30, 2011. Interest is payable quarterly at a floating rate equal to three-month LIBOR plus 3.50% per annum for Trust I and plus 2.25% per annum for Trust II and Trust III. The rate as of December 31, 2006 was 8.88% and 7.63%, for Trust I and both Trust II and Trust III, respectively.

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

          Unamortized deferred issuance costs associated with the junior subordinated debt securities totaled $3.1 million as of December 31, 2006, $1.0 million, $1.3 million and $0.8 million for Trust I, Trust II and Trust III, respectively, and are classified as part of prepaid and other assets on the consolidated balance sheet. These costs are amortized into interest expense using the effective yield method until from issuance date to the respective junior subordinated debt securities’ call date.

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

9. STOCKHOLDERS’ EQUITY

          The Company’s dividends are recorded on the record date. The following summarizes the Company’s dividend declarations and distributions since December 23, 2004 (commencement):

Declaration	Record	Payment	Per Share	Dividend
Date	Date	Date	Dividend	Payment
				(In thousands)
For the year ended December 31, 2006:
04/24/06	05/04/06	05/26/06	$0.360	$18,597
07/25/06	08/04/06	08/28/06	0.380	19,646
10/24/06	11/07/06	11/27/06	0.400	20,684
12/19/06	12/29/06	01/30/07	0.420	21,723
			$1.560	$80,650
For the year ended December 31, 2005:
03/31/05	03/24/05	04/29/05	$0.225	$6,149
06/14/05	06/22/05	07/15/05	0.350	9,569
10/26/05	11/07/05	11/21/05	0.300	15,498
12/20/05	12/30/05	01/30/06	0.350	18,081
			$1.225	$49,297

          Effective December 17, 2004, the Company adopted the 2004 Stock Incentive Plan (“2004 Plan”) that provides for the granting of stock options, common stock and stock appreciation rights to employees and service providers to purchase up to 2,692,313 of the Company’s common stock. The 2004 plan was established to assist the Company in recruiting and retaining individuals with ability and initiative by enabling such persons or entities to participate in the future success of the Company and to associate their interests with those of the Company and its shareholders.

          On June 13, 2006, September 25, 2006 and November 15, 2006, the Company issued 29,159 shares, 9,321 shares and 13,722 shares of common stock, respectively, to the Manager pursuant to the Management Agreement, which requires the Manager to receive at least 15% of each incentive fee in the form of stock rather than cash. These share issuances represented the 15% portion of the incentive fee, however the 29,159 shares issued represent the total for the fourth quarter 2005 and first quarter 2006 incentive fee.

          On February 7, 2006, the Company approved a resolution to award a total of 10,000 fully vested shares of common stock to the four independent board members, each receiving 2,500 shares. In accordance with SFAS No. 123(R) the Company determined that February 7, 2006 was the grant date and recognized the entire fair market value of the grant on such date, as the shares have no vesting period. The fair market value of the grant was determined as the closing price on the grant date of $13.00 per share. These shares were issued in June 2006.

          On December 23, 2004, the Company granted 403,847 shares of restricted common stock, par value $0.001, and restricted options to purchase 1,346,156 shares of common stock at an exercise price of $15.00 per share, to the Manager. The Company’s restrictions lapse, and full rights of ownership vest in three equal installments on the first, second and third anniversary of the grant date. Vesting is predicated on the continuing involvement of the Manager in providing services to the Company. Two-thirds, or 269,231 shares of restricted stock and stock options to purchase 897,437 shares of common stock, are fully vested as of December 31, 2006, as one-third vested each on December 23, 2005 and 2006.

          In accordance with EITF No. 96-18, Accounting for Equity Instruments that are Issued to other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, the Company revalues the unvested restricted stock and stock options at fair value each reporting period. These changes in value are recognized ratably over the original vesting period resulting in an adjustment in the statement of operations, and an equal and offsetting amount to additional paid-in capital, of the amount attributable to all prior periods, up to and including the current period end. The change in value attributable to future periods is recognized in the same fashion but in the appropriate future period. The total unamortized fair value of the restricted stock and stock options as of December 31, 2006 and 2005 was $0.8 million and $2.4 million, respectively.

          The fair value of options granted to the Manager is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

			Period from
			December 23, 2004
	Year ended December 31,		(Commencement) to
	2006	2005	December 31, 2004
Dividend yield	11.45%	9.71%	13.80%
Expected volatility	17.63%	22.27%	22.83%
Risk-free interest rate	4.70%	4.39%	4.25%
Expected life (in years)	8	9	10

10. COMPUTATION OF EARNINGS PER SHARE

          The following table presents the calculation of basic and diluted earnings per share:

			Period from
			December 23, 2004
	Year ended December 31,		(Commencement) to
	2006	2005	December 31, 2004
	(in thousands, except per share data)
Net income	$71,575	$45,921	$(291)
Weighted average shares used in basic computation	51,419	39,260	26,923
Dilutive effect of:
Unvested restricted stock	162	121	-
Weighted average shares used in diluted computation	51,581	39,381	26,923

Net income (loss) per share - Basic	$1.39	$1.17	$(0.01)

Net income (loss) per share - Diluted	$1.39	$1.17	$(0.01)

          Potentially dilutive shares relating to the option to purchase 1,346,156 shares of common stock for the year ended December 31, 2006 and 2005 and for the period from December 23, 2004 (commencement) to December 31, 2004 are not included in the calculation of diluted net income per share because the effect is anti-dilutive.

11. INCOME TAXES

          The Company has elected to be taxed, and intends to continue to qualify as a REIT under the Code. Accordingly, the Company is not subject to Federal or state income tax to the extent that it currently distributes all of its taxable income to stockholders and certain asset, income, stock ownership and record keeping requirements are satisfied.

          TRS Holdings, to the extent of its taxable income, will be subject to federal and state income tax. For the year ended December 31, 2006 and 2005, TRS Holdings recorded a provision for income taxes of $6,000 and $95,000, respectively. TRS Holdings did not incur a provision for income taxes for the period from December 23, 2004 (commencement) to December 31, 2004.

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

          The Company had no significant temporary tax differences for the year ended December 31, 2006 and 2005, and for the period from December 23, 2004 (commencement) to December 31, 2004. The Company had no income tax activity for the period from December 23, 2004 (commencement) to December 31, 2004.

          The components of the income tax provision are as follows:

	December 31,
	2006	2005	2004
	(In thousands)

Current income tax provision :
Federal	$59	$77	$-
State	14	18	-
Total current expense	73	95	-

Deferred income tax provision :
Federal	(54)	-	-
State	(13)	-	-
Total deferred benefit	(67)	-	-

Total	$6	$95	$-

          A reconciliation of statutory income tax provision to the effective income tax provision is as follows:

	Year ended December 31,
	2006		2005
	Tax	Rate	Tax	Rate
	(In thousands)		(In thousands)
Pretax income at statutory income tax rate	$25,053	35.00%	$16,105	35.00%
Non-taxable income at statutory income tax rate	(25,046)	(34.99)%	(16,020)	(34.81)%
State & local taxes, net of federal provision	1	0.00%	12	0.03%
Marginal rate adjustment	(2)	0.00%	(2)	(0.01)%

Total income tax provision	$6	0.01%	$95	0.21%

12. THE MANAGEMENT AGREEMENT

          The Management Agreement with the Manager provides, among other things, that the Company will pay to the Manager, in exchange for investment management and certain administrative services, certain fees and reimbursements, summarized as follows:

  A monthly base management fee equal to 1/12 of Equity multiplied by 1.75%. Equity as defined by the Management Agreement represents net proceeds from any issuance of common shares less other offering related costs plus or minus the Company’s retained earnings (excluding non-cash equity compensation incurred in current or prior periods) less any amounts the Company paid for common share repurchases. The calculation may be adjusted for one-time events due to changes in GAAP as well as other non-cash charges upon approval of the independent directors of the Company. The base management fee is paid monthly in arrears.

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

  Out-of-pocket expenses and certain other costs incurred by the Manager and related directly to the Company

          The incentive fee will be paid quarterly with 85.0% of the fee paid to the Manager in cash and 15.0% paid in the form of a restricted stock award. The Manager may elect to receive more than 15.0% of incentive fee in the form of common shares. The Manager’s ownership percentage of the Company, direct and indirect, cannot exceed 9.8%. All shares are fully vested upon issuance, provided that the Manager agrees not to sell such shares prior to the date that is one year after the date the shares are payable. The value shall be deemed to be the average of the closing prices of the shares on the exchange over the thirty calendar-day period ending three days prior to the issuance of such shares.

          The initial term of the Management Agreement continues through December 31, 2007 and shall be automatically renewed for a one-year term thereafter unless the board of directors elects not to renew the Management Agreement. The independent directors, upon a two-thirds affirmative vote, may elect not to renew the Management Agreement because of either of the following:

  Determination that the Manager’s performance has been unsatisfactory; and/or

  Determination that the amount of compensation payable to the Manager is unfair and compensation cannot be agreed upon between the Company and the Manager at a level that two-thirds of the independent directors deem fair.

          In the event that the Agreement is terminated based on the provisions discussed above, the Company shall pay to the Manager a termination fee equal to the amount of two times the sum of the average annual base management fee and the average annual incentive fees earned by the Manager during the two 12-month periods immediately preceding the date of such termination.

          The Company’s base management fee expense for the year ended December 31, 2006 and 2005 and for the period from December 23, 2004 (commencement) to December 31, 2004 was $13.3 million, $9.9 million and $0.2 million, respectively. In addition to the base management fee, amortization for the year ended December 31, 2006 and 2005 and for the period from December 23, 2004 (commencement) to December 31, 2004 was $2.4 million, $3.8 million and $0.1 million, respectively, related to the restricted stock and stock options granted to the Manager, and was included in the management fee expense to related party in the consolidated statements of operations. See Note 9 for additional information regarding the grant to the Manager. The Manager earned an incentive fee for the year ended December 31, 2006 and 2005 of $3.3 million and $1.3 million, respectively, and no incentive fee for the period from December 23, 2004 (commencement) to December 31, 2004. The Company recorded expenses related to reimbursable out-of-pocket and certain other costs incurred by the Manager totaling $0.6 million, $0.5 million and zero for the year ended December 31, 2006 and 2005 and for the period from December 31, 2004 (commencement) to December 31, 2004, respectively. As of December 31, 2006 and 2005, the Company had outstanding payables related to its agreement with the Manager in the amount of $1.1 million and $2.5 million, respectively, which is included in management and incentive fee payable in the consolidated balance sheet.

13. RELATED-PARTY TRANSACTIONS

          On April 4, 2006, the Company approved pursuant to the Management Agreement, granting shares of its common stock to the Manager relating to the required 15% stock portion of the incentive fee payable to the Manager for the fourth quarter of 2005. In its April 4, 2006 authorization, the Company determined that the actual issuance of the shares would not occur until the first to occur of the Company’s receipt of confirmation from the New York Stock Exchange (‘NYSE”) that the issuance did not require approval of the Company’s shareholders under NYSE rules, or such shareholder approval. The Company issued the shares on June 13, 2006, upon the receipt of such confirmation from the NYSE. In its April 4, 2006 authorization, the Company had specified that the shares would be deemed issued as of March 24, 2006, such that upon issuance of the shares the Company would also pay the Manager an amount equal to the dividends on the shares that the Manager would have received if they had been issued on March 24, 2006. The Company compensated the Manager and recognized an incentive fee expense of approximately $5,000, representing the first quarter 2006 dividend declaration of $0.36 per share attributable to the equivalent unissued shares.

          The company that owns a majority interest in the Manager purchased 1,000,000 shares of the Company for $15.0 million in the December 2004 initial private offering, representing an ownership interest in the Company of 1.9% as of December 31, 2006 and 2005.

14. FAIR VALUE OF FINANCIAL INSTRUMENTS

          SFAS No. 107, Disclosure About Fair Value of Financial Instruments, requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value. The fair value of financial instruments is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Quoted market prices if available are utilized as estimates of the fair values of financial instruments. In absence of available quoted market prices for certain of the Company’s financial instruments, the fair values of such instruments have been derived based on management’s assumptions, the estimated amount and timing of future cash flows and estimated discount rates. Different assumptions could significantly affect these estimates.

          The carrying amounts and estimated fair values of the Company’s financial instruments, for which the disclosure of fair values is required were as follows:

	Year ended December 31,
	2006		2005
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets:	(In thousands)
Cash and cash equivalents (a)	$72,523	$72,523	$35,542	$35,542
Restricted cash and cash equivalents (a)	27,243	27,243	85,311	85,311
Available-for sale securities (b)	7,941,091	7,941,091	7,285,052	7,285,052
Trading securities (b)	94,019	94,019	4,738	4,738
Other investments (c)	6,382	6,382	12,303	12,303
Derivative assets (d)	55,624	55,624	69,406	69,406
Loans held for sale (e)	282,768	289,852	294,063	294,730
Loans, net of allowance for loan losses (e) (c)	430,335	432,171	158,111	158,111
Financial liabilities:
Repurchase agreements (a)	7,372,035	7,372,035	6,768,396	6,768,396
Derivative liabilities (d)	21,456	21,456	6,053	6,053
Long-term debt:
Market Square (f)	276,000	276,000	276,000	276,000
Pinetree (f)	287,825	287,825	288,000	288,000
Wachovia facility (f)	260,950	260,950	-	-
Trust preferred (f)	123,717	123,717	51,550	51,550

_________

(a)	The carrying amounts approximate the fair value due to the short-term nature of these instruments.
(b)	The estimated fair values were determined through references to price estimates provided by independent pricing services and/or dealers in the securities.
(c)

It was not practicable to estimate the fair value of certain investments because the investments are not traded in an active market, therefore, the carrying value has been displayed as an approximation of fair value.

(d)	All derivatives are recognized on the consolidated balance sheets at fair value. Determination of fair values is based on internally developed and tested market- standard pricing models.
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

(f)	The carrying amount approximated fair value as the interest rate on all of the Company’s long-term debt resets quarterly to short-term market rates plus a fixed credit spread.

15. ACCUMULATED OTHER COMPREHENSIVE LOSS

          The following is a summary of the components of accumulated other comprehensive loss:

	Year ended December 31, 2006			Year ended December 31, 2005
	Available-for-	Cash Flow		Available-for-	Cash Flow
	Sale Securities	Hedges	Total	Sale Securities	Hedges	Total
	(In thousands)
Beginning balance	$(114,906)	$70,203	$(44,703)	$(455)	$(249)	$(704)
Unrealized net gain (loss) for the period	12,118	36,958	49,076	(109,079)	59,799	(49,280)
Reclassification adjustments:
Securities sold	(9,801)	-	(9,801)	(5,372)	-	(5,372)
Other-than-temporary impairment of securities	7,010	-	7,010	-	-	-
Hedging net gain recognized in earnings	-	(48,741)	(48,741)	-	10,653	10,653
Ending balance	$(105,579)	$58,420	$(47,159)	$(114,906)	$70,203	$(44,703)

16. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

          The following table is a summary of the Company’s derivative instruments:

					Estimated
		Notional			Net
	Count	Amount	Assets	Liabilities	Fair Value
		(In thousands)
December 31, 2006:
Interest rate swaps - designated	207	$6,051,250	$53,674	$(16,876)	$36,798
Undesignated:
Interest rate swaps	5	141,000	157	(1,008)	(851)
Interest rate floors	3	478,620	-	(3,568)	(3,568)
Credit default swaps	20	68,000	966	(4)	962
Total return swaps	2	15,605	827	-	827
	237	$6,754,475	$55,624	$(21,456)	$34,168

December 31, 2005:
Interest rate swaps - designated	200	$5,246,450	$69,053	$(5,572)	$63,481
Undesignated:
Interest rate swaps	3	103,250	-	(307)	(307)
Credit default swaps	22	68,000	353	(174)	179
	225	$5,417,700	$69,406	$(6,053)	$63,353

Cash Flow Hedging Strategies

          Hedging instruments are designated, as appropriate, as cash flow hedges based upon the specifically identified exposure, which may be an individual item or a group of similar items. Hedged exposure is primarily interest expense on forecasted rollover/reissuance of repurchase agreements for a specified future time period and the hedged risk is the variability in those payments due to changes in the benchmark interest rate. Hedging transactions are structured at inception so that the notional amounts of the hedges are matched with an equal amount of repurchase agreements forecasted to be outstanding in that specified period for which the borrowing rate is not yet fixed. Cash flow hedging strategies include the utilization of interest rate swaps and interest rate swap forwards. Any ineffectiveness in the hedging relationship is recognized in interest expense during the period in which it arises. Prior to the end of the specified hedge period, the effective portion of all contract gains and losses excluding the net interest accrual is recorded in other comprehensive income or loss. Realized gains and losses on terminated contracts are maintained in other comprehensive income until reclassified into earnings as an adjustment to interest expense over the contract’s original contractual life. Hedging instruments under these strategies are deemed to be designated to the outstanding repurchase agreements and the forecasted rollover thereof. As of December 31, 2006, the maximum length of time over which the Company was hedging its exposure to the variability of future cash flows for forecasted transactions is approximately 10 years.

          For the year ended December 31, 2006 and 2005 and for the period from December 23, 2004 (commencement) to December 31, 2004, the Company recognized a net decrease to interest expense of $48.7 million, and net increases of $10.6 million and $27,000, respectively, related to designated cash flow hedging. Included in these amounts was the effect of ineffectiveness, which increased interest expense $0.2 million, $0.3 million and $27,252 for the year ended December 31, 2006 and 2005 and for the period from December 23, 2004 (commencement) to December 31, 2004, respectively. The weighted average fixed rate payable on the cash flow hedges as of December 31, 2006 and 2005 was 4.54% and 4.24%, respectively. As of December 31, 2006 and 2005, the Company held 207 and 200 designated interest rate swaps with notional amounts outstanding of $6.1 billion and $5.2 billion, respectively. Based on amounts included in the accumulated other comprehensive loss as of December 31, 2006 from designated interest rate swaps, the Company expects to recognize a decrease of $33.9 million in interest expense over the next twelve months.

          In November 2005, the Company entered into a designated swap that contained a financing element, resulting in the receipt of a $3.7 million cash payment that is being repaid through an above-market interest rate over the life of the swap. During December 2006, the Company renegotiated the terms of the swap contract to lower the fixed rate to 5.50% or a decrease of 0.923% from the previous rate for the period from October 5, 2006 through April 5, 2007 and increasing the fixed rate to 6.53% or an increase of 0.107% from the previous rate for the period from April 6, 2007 until maturity on April 7, 2015.

          Undesignated Interest Rate Swaps

          As of December 31, 2006 and 2005, the Company held five and three undesignated interest rate swaps with notional amounts of $141.0 million and $103.3 million, respectively. Accordingly, changes in fair value of these derivatives are recorded in net gain on derivatives in the consolidated statement of operations. As of December 31, 2006 and 2005, the undesignated interest rate swaps had a net negative fair value of $0.9 million and $0.3 million, respectively, recorded in derivative liabilities in the consolidated balance sheet. The weighted average fixed rate payable on the undesignated interest rate swaps as of December 31, 2006 and 2005 was 5.17% and 4.28%, respectively. For the years ended December 31, 2006 and 2005, the Company recognized a net gain of $2.6 million and $3.1 million in net gain on derivatives, respectively, related to undesignated interest rate swaps.

          Undesignated Interest Rate Floors

          As of December 31, 2006, the Company held three interest rate floors (“Floors”) with notional amounts in the aggregate of $478.6 million that were not designated as hedges. As of December 31, 2006, the Floors had a net negative fair value of $3.6 million recorded in derivative liabilities in the consolidated balance sheet. In connection with the three interest rate floors, the Company received payments totaling $3.9 million and in return will make payments based on the spread in rates, if a one-month LIBOR rate decreases below 5.05%, 5.00% and 5.00% on the amortizing notional amounts of $231.0 million, $145.3 million and $102.3 million, respectively, amortizing until October 2010, January 2018 and April 2011, respectively. For the year ended December 31, 2006, the Company recognized a net loss of $1.5 million in net gain on derivatives related to the floors.

          Credit Default Swaps

          As of December 31, 2006 and 2005, the Company held 20 and 22 credit default swaps (“CDS”), respectively, as the protection seller, with an aggregate notional amount of $68.0 million. A CDS is a financial instrument used to transfer the credit risk of a reference entity from one party to another for a specified period of time. In a standard CDS contract, one party, referred to as the protection buyer, purchases credit default protection from another party, referred to as the protection seller, for a specific notional amount of obligations of a reference entity. In these transactions, the protection buyer pays a premium to the protection seller. The premium is generally paid quarterly in arrears, but may be paid in full up front in the case of a CDS with a short maturity. Generally, if a pre-defined credit event occurs during the term of the CDS, the protection seller pays the protection buyer the notional amount and takes delivery of the reference entity’s obligation. As of December 31, 2006 and 2005, these CDS had a net fair value of $1.0 million and $0.2 million, respectively, recorded in derivative assets in the consolidated balance sheet. For the years ended December 31, 2006 and 2005, the Company recognized net gain of $2.8 million and $0.6 million in net gain on derivatives, respectively, related to CDSs.

          Total Return Swaps

          During 2006, the Company entered into two total return swaps. Total return swaps represent financial instruments, which provide the holder with a total return on an underlying asset (e.g. a syndicated bank loan or bond) offset by the cost of financing. The Company held two total return swaps as of December 31, 2006 with a notional amount of $15.6 million and a fair value of $0.8 million, recorded in derivative assets in the consolidated balance sheet. The Company did not hold any total return swaps as of December 31, 2005. For the year ended December 31, 2006, the Company recognized a net gain of $1.9 million in net gain on derivatives related to total return swaps.

17. COMMITMENTS

          The timing and amount of additional funding on certain bank loans are at the discretion of the borrower. The Company had unfunded commitments of $31.2 million and $26.8 million as of December 31, 2006 and 2005, respectively.

18. SUBSEQUENT EVENTS

          On February 7, 2007, the Company amended the warehouse funding agreement with Wachovia Capital Markets, LLC to increase the facility size under this agreement from $300 million to $375 million. The Company paid a one-time fee of $75,000 to Wachovia in connection with this facility expansion. Further, on March 7, 2007 the company amended the terms of the termination date provision of the warehouse funding agreement to extend the initial term of the facility from March 9, 2007 to April 8, 2007 in order to allow additional time for the completion of the renewal of the company’s liquidity agreement with Wachovia, which is currently in process.

19. SUPPLEMENTAL QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

          The following is a presentation of the quarterly results of operations for the years ended December 31, 2006 and 2005:

	For the three months ended				For the three months ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	2006	2006	2006	2006	2005	2005	2005	2005
REVENUES	(In thousands, except share and per share data)				(In thousands, except share and per share data)
Net interest income:
Interest income	$102,028	$117,436	$117,548	$122,286	$25,240	$39,145	$74,554	$97,210
Interest expense	79,105	96,297	97,839	99,374	16,382	28,366	55,839	76,855

Net interest income	22,923	21,139	19,709	22,912	8,858	10,779	18,715	20,355

Provision for loan losses	-	-	-	2,000	-	-	-	-

EXPENSES
Management fee expense to related party	3,690	3,615	3,715	4,676	2,626	2,978	3,931	4,211
Incentive fee expense to related party	1,185	818	1,316	16	-	-	-	1,342
Professional services	478	448	588	665	27	210	314	329
Insurance expense	181	184	186	167	164	181	167	169
Other general and administrative expenses	492	456	378	484	61	422	558	436

Total expenses	6,026	5,521	6,183	6,008	2,878	3,791	4,970	6,487

OTHER INCOME AND GAIN (LOSS)
Net gain (loss) on available-for-sale securities	2,092	1,215	1,780	(2,297)	-	(1,003)	174	6,201
Net gain (loss) on trading securities	(1,813)	54	3,042	(533)	(73)	576	(1,914)	(2,195)
Net gain (loss) on loans	532	(172)	495	312	(134)	(752)	454	23
Net gain on derivatives	1,443	1,389	392	2,440	124	1,018	1,487	1,129
Dividend income and other gain (loss)	101	93	610	(539)	-	22	223	75

Net other income and gain (loss)	2,355	2,579	6,319	(617)	(83)	(139)	424	5,233

Income before income tax expense	19,252	18,197	19,845	14,287	5,897	6,849	14,169	19,101
Income tax expense (benefit)	89	33	282	(398)	-	-	88	7

NET INCOME	$19,163	$18,164	$19,563	$14,685	$5,897	$6,849	$14,081	$19,094

NET INCOME PER SHARE—Basic	$0.37	$0.35	$0.38	$0.29	$0.22	$0.25	$0.27	$0.37

NET INCOME PER SHARE—Diluted	$0.37	$0.35	$0.38	$0.28	$0.22	$0.25	$0.27	$0.37

WEIGHTED-AVERAGE NUMBER OF SHARES
OUTSTANDING - Basic	51,390,470	51,397,785	51,430,136	51,457,517	26,923,139	27,462,671	51,255,854	51,267,560

WEIGHTED-AVERAGE NUMBER OF SHARES
OUTSTANDING - Diluted	51,515,588	51,552,764	51,615,604	51,659,648	26,959,651	27,554,457	51,405,806	51,469,878

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

          Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Senior Vice President and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Senior Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

Management’s Report on Internal Control over Financial Reporting

          The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with participation of the Company’s management, including its Chief Executive Officer and Senior Vice President and Chief Financial Officer, the Company assessed the effectiveness of internal control over financial reporting as of December 31, 2006. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment under the framework in Internal Control – Integrated Framework, we concluded that our internal control over financial reporting was effective as of December 31, 2006. Our assessment of the effectiveness of internal control over financial reporting as of December 31, 2006 has been audited by the Company’s independent registered public accounting firm as stated in their report that appears on page 69.

Change in Internal Control Over Financial Reporting

          No change in our internal control over financial reporting was made during our most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

          There are inherent limitations in the effectiveness of any control system, including the potential for human error and the circumvention or overriding of the controls and procedures. Additionally, judgments in decision-making can be faulty and breakdowns can occur because of simple error or mistake. An effective control system can provide only reasonable, not absolute, assurance that the control objectives of the system are adequately met. Accordingly, our management, including our Chief Executive Officer and our Senior Vice President and Chief Financial Officer does not expect that our control system can prevent or detect all error or fraud. Finally, projections of any evaluation or assessment of effectiveness of a control system to future periods are subject to the risks that, over time, controls may become inadequate because of changes in an entity’s operating environment or deterioration in the degree of compliance with policies or procedures.

ITEM 9B. OTHER INFORMATION

          None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

          The Company has adopted a code of ethics as defined in Item 406 of Regulation S-K, which code applies to all of its employees, including its principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. This code of ethics, which is entitled Code of Business Conduct and Ethics, is available free of charge on the Company’s website at www.deerfieldtriarc.com and will be provided free of charge to any stockholder requesting a copy by writing to: Attn: Investor Relations, Deerfield Triarc Capital Corp., 6250 North River Road, Rosemont, IL, 60018. Any waiver granted by the Company to its principal executive officer, principal financial officer, principal accounting officer or controller under the code of ethics, or certain amendments to the code of ethics, will be disclosed on the Company’s website at www.deerfieldtriarc.com.

          The remaining information required by Item 10 is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2006 pursuant to General Instruction G(3).

ITEM 11. EXECUTIVE COMPENSATION

          The information required by Item 11 is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2006 pursuant to General Instruction G(3).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

          The following table presents information as of December 31, 2006 with respect to compensation plans under which shares of our common stock are authorized for issuance:

		Weighted Average	Number of Securities
		Exercise Price of	Remaining Available
	Number of Securities to Be	Outstanding	for Future Issuance
	Issued upon Exercise of	Options,	under Equity
	Outstanding Options,	Warrants and	Compensation
Plan Category	Warrants and Rights (1)	Rights	Plans
Equity Compensation Plans
Approved by Shareholders	1,346,156	$15.00	920,310
Equity Compensation Plans Not Approved
by Shareholders (2)	-0-	-0-	-0-
Total	1,346,156	$15.00	920,310

_________
(1)	There are no outstanding warrants or rights.
(2)	The Company does not have any equity compensation plans that have not been approved by shareholders.

          Information relating to security ownership of certain beneficial owners of our common stock is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2006 pursuant to General Instruction G(3).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

          The information required by Item 13 is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2006 pursuant to General Instruction G(3).

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

          The information required by Item 14 is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2006 pursuant to General Instruction G(3).

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

          Consolidated financial statements of Deerfield Triarc Capital Corp. included in Part II – Item 8. Financial Statements and Supplementary Data.

(b) Documents filed as part of this Report:

3.1—	Articles of Amendment and Restatement of Deerfield Triarc Capital Corp.*
3.2—	Bylaws of Deerfield Triarc Capital Corp.*
4.1—	Form of Certificate for Common Stock for Deerfield Triarc Capital Corp.*
4.2—	Junior Subordinated Indenture between Deerfield Triarc Capital LLC and JPMorgan Chase Bank, National Association, as trustee, dated September 29, 2005.**
4.3—	Amended and Restated Trust Agreement among Deerfield Triarc Capital LLC, JPMorgan Chase Bank, National Association, Chase
Bank USA, National Association and the Administrative Trustees named therein, dated September 29, 2005.**
4.4—	Junior Subordinated Note due 2035 in the principal amount of $51,550,000, dated September 29, 2005.***
10.1—	Registration Rights Agreement among Deerfield Triarc Capital Corp., Credit Suisse First Boston LLC, Deutsche Bank Securities Inc.
and Bear, Stearns & Co. Inc. for the benefit of certain holders of the common stock of Deerfield Triarc Capital Corp., dated as of
December 23, 2004.*
10.2—	Management Agreement between Deerfield Triarc Capital Corp. and Deerfield Capital Management LLC, dated as of December 23,
2004.*
10.3—	License Agreement between Deerfield Triarc Capital Corp. and Deerfield Capital Management LLC, dated as of December 23,
2004.*
10.4—	Junior Subordinated Note Purchase Agreement by and between Deerfield Triarc Capital LLC and JPMorgan Chase Bank, National
Association, as trustee on behalf of Deerfield Triarc Capital Trust I, dated September 29, 2005.***
10.5—	Parent Guarantee Agreement between Deerfield Triarc Capital Corp. and JPMorgan Chase Bank, National Association, as guarantee trustee, dated September 29, 2005.**
10.6—	Purchase Agreement among Deerfield Triarc Capital LLC, Deerfield Triarc Capital Corp., Deerfield Triarc Capital Trust I and Bear,
Stearns & Co. Inc., dated September 29, 2005.**
10.7—	Purchase Agreement among Deerfield Triarc Capital LLC, Deerfield Triarc Capital Corp., Deerfield Triarc Capital Trust I and
Taberna Preferred Funding III, Ltd., dated September 29, 2005.**
10.8—	2004 Stock Incentive Plan.*
10.9—	Amended and Restated Stock Award Agreement between Deerfield Triarc Capital Corp. and Deerfield Capital Management LLC,
dated June 14, 2005.*
10.10—	Amended and Restated Stock Option Agreement between Deerfield Triarc Capital Corp. and Deerfield Capital Management LLC,
dated June 14, 2005.*
10.11—	Form of Stock Award Agreement for Non-Employee Directors.*
21.1—	Subsidiaries of the Registrant.
23.1—	Consent of Independent Registered Public Accounting Firm
24.1—	Power of Attorney (included on signature page).
31.1—	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2—	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1—	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by Reference to the Company’s Registration Statement on Form S-11 (Registration No. 333-123762), as amended.
**	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the SEC on October 4, 2005.
***	Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended September 30, 2004 filed with the SEC on November 11, 2005

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEERFIELD TRIARC CAPITAL CORP.
(Registrant)

Date: March 14, 2007	By: /s/ JONATHAN W. TRUTTER

Jonathan W. Trutter, Chief Executive Officer
(Principal Executive Officer)

Date: March 14, 2007	By: /s/ RICHARD G. SMITH

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

By:	*	By:	*
	Nelson Peltz, Chairman and Director		Gregory H. Sachs, Director

Date:	March 14, 2007	Date:	March 14, 2007

By:	*	By:	*
	Robert E. Fischer, Director		Robert B. Machinist, Director

Date:	March 14, 2007	Date:	March 14, 2007

By:	*	By:	*
	Peter Rothschild, Director		Howard Rubin, Director

Date:	March 14, 2007	Date:	March 14, 2007

By:	*
Jonathan W. Trutter, Chief Executive Officer and Director

Date:	March 14, 2007

*By: /s/ JONATHAN W. TRUTTER
Jonathan W. Trutter, As Attorney-in-Fact