Form 10-K/A
period 2006-12-31
Deerfield Triarc Capital Corp
filed 2007-04-30
CIK 1313918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the year ended December 31, 2006

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from ______________ to _______________

Commission file number: 1-32551

DEERFIELD TRIARC CAPITAL CORP.
(Exact name of registrant as specified in its charter)

Maryland	20 - 2008622
(State of incorporation)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated file☐           Accelerated file☒           Non-accelerated filer☐

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

There were 51,722,066 shares of the registrant’s Common Stock outstanding as of March 31, 2007.

Documents incorporated by reference:

None.

EXPLANATORY NOTE

          The purpose of this Form 10-K/A is to amend Part III, Items 10 through 14, of the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, which was filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2007, to include information previously omitted from the 2006 10-K in reliance on General Instruction G to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement prepared in connection with the election of directors. The registrant has determined to include such Part III information by amendment to the 2006 Form 10-K, rather than incorporate it into the 2006 Form 10-K by reference to the proxy statement. Accordingly Part III of the 2006 Form 10-K is hereby amended and supplemented as set forth below.

          Also included in this Form 10-K/A are (a) the signature page and (b) the certifications required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended, which have been re-executed and re-filed as of the date of this Form 10-K/A under Item 15 of Part IV hereof.

          No attempt has been made in this Form 10-K/A to modify or update the other disclosures presented in the Form 10-K. This Form 10-K/A does not reflect events occurring after the filing of the 2006 Form 10-K or modify or update those disclosures, including the exhibits to the 2006 Form 10-K, affected by subsequent events. Accordingly, this Form 10-K/A should be read in conjunction with the 2006 Form 10-K and our other filings made with the SEC.

          As used in this Form 10-K/A, the terms “we”, “us”, “our”, and the “Company” refer to Deerfield Triarc Capital Corp. individually or together with its subsidiaries, including Deerfield Triarc Capital LLC, Deerfield Triarc TRS Holdings, Inc., Deerfield Triarc TRS Holdings, LLC, Deerfield Triarc TRS (Bahamas) Ltd., DWFC, LLC, Deerfield Triarc Capital Trust I, Deerfield Triarc Capital Trust II, and Deerfield Triarc Capital Trust III.

PART III

Item 10.      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

          The following table lists our directors and shows their names, ages, terms of office and business backgrounds.

Name	Age	Biography
Robert E. Fischer	77	Mr. Fischer has been a member of our Board of Directors, or
		Board, since December 2004. As a Class I director, his current
		term expires in 2008. He is a Senior Partner in the Corporate
		Practices Group at Wolf, Block, Schorr and Solis-Cohen, LLP.
		He has been with the firm since 1998. From 1961 to 1998, Mr.
		Fischer practiced law at Lowenthal, Landau, Fischer & Bring
		P.C., which merged with the Wolf Block firm in 1998. Mr. Fischer
		is a board member of a trust established to oversee the
		liquidation of assets of Allegiance Telecom Inc. and its
		subsidiaries. He has previously served on the board and audit
		committee of the DLJ International Fund (from June 1995 to
		November 2000), the DLJ Emerging Markets Fund (from June
		1995 to November 2000), and the DLJ High Yield Bond Fund
		(from July 1998 to November 2000).

Robert B. Machinist	54	Mr. Machinist has been a member of our Board since December
		2004. As a Class III director, his current term expires in 2007.
		Since August 2004, he has been a managing partner of MB
		Investment Partners, a money management firm. Since 2003,
		Mr. Machinist has been non-executive Chairman of Dobi
		Medical, Inc., a manufacturer of breast imaging technology.
		Since 2004, he has been a director of Traffix, Inc., an interactive
		media company, and a member of its audit committee. From
		1998 to December 2001, Mr. Machinist was managing director
		and head of investment banking for the Bank of New York and its
		Capital Markets division. From January 1986 to November 1998,
		he was president and one of the principal founders of Patricof &
		Co. Capital Corp. and its successor companies.

Nelson Peltz	64	Mr. Peltz has been a member of our Board since November
		2004, and was the Chairman of the Board until April 19, 2007.
		As a Class I director, his current term expires in 2008.
		Since April 1993, he has been a director and the Chairman and
		Chief Executive Officer of Triarc Companies, Inc., or Triarc, a
		diversified holding company, and a director or manager and
		officer of certain of Triarc’s subsidiaries. Mr. Peltz has been
		Chief Executive Officer and was a founding partner of Trian Fund
		Management, L.P., a management company for various
		investment funds and accounts, since November 2005. From its
		formation in January 1989 to April 1993, Mr. Peltz was Chairman
		and Chief Executive Officer of Trian Group, Limited Partnership,
		which provided investment banking and management services
		for entities controlled by Mr. Peltz and Peter May, the President
		and Chief Operating Officer of Triarc. From 1983 to December
		1988, Mr. Peltz was Chairman and Chief Executive Officer and a
		director of Triangle Industries, Inc., which, through wholly-owned
		subsidiaries, was, at that time, a manufacturer of packaging

		products, copper electrical wire and cable and steel conduit and
		currency and coin handling products. Mr. Peltz has been a
		director of H.J. Heinz Company, a food manufacturer, since
		September 2006.

Peter H. Rothschild	51	Mr. Rothschild has been a member of our Board since
		December 2004 and the Chairman of the Board since April 19, 2007.
		As a Class I director, his current term expires in
		2008. He has been a member of the board of Wendy's
		International, Inc., a restaurant operator and franchisor company,
		since March 2006. Mr. Rothschild has been the Managing
		Member of Daroth Capital LLC, a holding company, since its
		founding in 2001, and is the President and CEO of its wholly
		owned subsidiary, Daroth Capital Advisors LLC, a broker-
		dealer, since 2002. Prior to founding Daroth Capital, Mr.
		Rothschild was a Managing Director and Co-Head of the
		Leveraged Finance and Industrial Finance groups at
		Wasserstein Perella, an investment bank, the predecessor
		company to Dresdner Kleinwort Wasserstein, and was with the
		organization from 1996 to 2001. From 1990 to 1996, Mr.
		Rothschild was a Senior Managing Director and Head of the
		Natural Resources Group at Bear, Stearns & Co. Inc., a broker-
		dealer, and was one of the founders of the firm's Leveraged
		Finance and Financial Buyer Coverage groups. From 1984 to
		1990, Mr. Rothschild was a Managing Director and Head of the
		Industrial Group at Drexel Burnham Lambert.

Howard Rubin	52	Mr. Rubin has been a member of our Board since December
		2004. As a Class II director, his current term expires in 2009.
		Since 1999, he has been retired, although he continues to serve
		as a director on various boards. Since 2000, he has been a
		member of the board and the chairman of the audit committee of
		Capstead Mortgage Corporation, a real estate investment trust,
		and from 2004 to 2007, he was a director of Global Signal Inc., a
		wireless tower operator. He has over 20 years of experience
		trading mortgage-backed securities. From 1987 to his retirement
		in 1999, Mr. Rubin was a Senior Managing Director at Bear,
		Stearns & Co. Inc., where he managed the Collateralized
		Mortgage Obligations desk.

Gregory H. Sachs	41	Mr. Sachs has been a member of our Board since November
		2004. As a Class II director, his current term expires in 2009. He
		has been the Chairman and Chief Executive Officer of Deerfield
		Capital Management LLC, or DCM, an investment adviser, and
		its immediate parent company Deerfield & Company LLC, or
		D&C, a holding company, since 1993 (including the DCM and
		D&C predecessor companies) and a director of Triarc since
		August 2004. Prior to founding D&C, Mr. Sachs was, from 1991-
		1993, Vice President and Trading Manager of Harris Trust and
		Savings Bank's Global Fixed Income Trading Division, the bank's
		proprietary trading group. Prior to joining Harris Trust and
		Savings Bank, Mr. Sachs was a fixed income portfolio manager
		at Lotsoff Capital Management, an investment adviser. He is a
		director of Chicago's Shedd Aquarium and Children's Memorial
		Hospital, and founded the S.A.C.H.S. Foundation (Society for the
		Achievement of Children's Health and Security), which he

established in 1997 to focus on underprivileged children and sponsor them for summer camp.

Jonathan W. Trutter	49	Mr. Trutter has been a member of our Board since November
2004, and our Chief Executive Officer since December 2004. As a Class III director, his current term expires in 2007. Mr. Trutter is also the Chief Investment Officer of our manager, Deerfield
Capital Management LLC (or DCM), and the Senior Managing
Director responsible for DCM's Bank Loan Trading. Mr. Trutter joined DCM in 2000. From 1989 to 2000, he was a Managing
Director of Scudder Kemper Investments, an investment
manager, where he directed the Bank Loan/Private Placement
Department

Executive Officers

          The following table lists our executive officers and shows their names, ages, positions, and business backgrounds for the last five years. They serve at the Board's discretion.

Name	Age	Position(s) Held & Biography
Jonathan W. Trutter	49	Chief Executive Officer. Mr. Trutter’s biographical information
		appears above under “Directors.”

Robert C. Grien	47	President. Mr. Grien has held this position since December
		2004. Mr. Grien is a Senior Managing Director of DCM, where he
		has been employed since 2004. Prior to that, Mr. Grien co-
		founded Kelso Mezzanine Fund, L.P., an investment fund, in
		2002, and before that he was a Managing Director at Credit
		Suisse First Boston, an investment bank, and Donaldson Lufkin
		& Jenrette Securities Corporation, or DLJ, an investment bank.
		Mr. Grien joined DLJ in 1989 and became Chief Credit Officer of
		DLJ's Investment Banking Group in 1997, Chief Credit Officer of
		DLJ's Leveraged Finance Group in 1998, and Chief Credit
		Officer of both of these groups in 2000. Following the acquisition
		of DLJ in 2000 by Credit Suisse Group, through its affiliate Credit
		Suisse First Boston, Mr. Grien joined DLJ Strategic Partners,
		L.P., a financial services company, as one of two founding
		Managing Partners and as a member of its investment
		committee.

Richard G. Smith	49	Senior Vice President, Chief Financial Officer and Treasurer.
		Mr. Smith has held these positions since March 1, 2006. He had
		been senior vice president of finance of DCM since January
		2006. Prior to joining DCM, he had been employed by JP
		Morgan Chase & Company, a commercial bank, most recently
		as Director of Accounting and Financial Reporting, since July
		2004, and by Bank One Corporation, a commercial bank, since
		October 1993. Mr. Smith is a certified public accountant.

Frederick L. White	62	Senior Vice President, General Counsel and Secretary. Mr.
		White has held these positions since December 2004. He is a
		Managing Director and General Counsel of DCM and General
		Counsel and Assistant Secretary of D&C. Mr. White joined
		Deerfield in 2002. From 1989 to 2002, Mr. White was a partner in
		the law firm of Gardner, Carton & Douglas.

Section 16(a) Beneficial Ownership Reporting Compliance

          Section 16 of the 1934 Act requires our directors, executive officers, and persons beneficially owning more than 10% of our common stock (reporting persons) to file with the SEC, by specified due dates, reports of ownership of our stock and changes in that ownership, as well as reports on SEC Form 3 of their becoming a reporting person whether or not they own any of our stock on that date. They also must furnish us with copies of these reports. We must report any failure to file a required report, or a failure timely to file the report. Based solely on our review of the filed reports, or written representations from reporting persons that all reportable transactions were reported, we believe that during the fiscal year ended December 31, 2006 our reporting persons filed all reports they were required to file under Section 16(a), and that they timely filed these reports except that a Form 3 report was not timely filed for Richard Smith upon his becoming our chief financial officer in March 1, 2006. Mr. Smith filed the report on May 22, 2006 promptly upon becoming aware of the filing requirement. Mr. Smith did not beneficially own any of our stock until after he filed the report, and he timely filed a report of his purchase of such stock.

Code of Ethics

           The Company has adopted a code of ethics as defined in Item 406 of Regulation S-K, which code applies to all of its officers, including its principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. This code of ethics, which is entitled Code of Business Conduct and Ethics, is available free of charge on the Company’s website at www.deerfieldtriarc.com and will be provided free of charge to any stockholder requesting a copy by writing to: Attn: Investor Relations, Deerfield Triarc Capital Corp., 6250 North River Road, Rosemont, IL, 60018. Any waiver granted by the Company to its principal executive officer, principal financial officer, principal accounting officer or controller under the code of ethics, or certain amendments to the code of ethics, will be disclosed on the Company’s website at www.deerfieldtriarc.com.

Financial Expert

          The current members of the Audit Committee are Robert B. Machinist, Peter Rothschild and Howard Rubin. The members of the Audit Committee are responsible for, among other things, assisting our Board in fulfilling its responsibilities in connection with our accounting and financial reporting practices and overseeing the qualifications and performance of the independent auditors.

          Our Board has determined that Mr. Rothschild, the Audit Committee’s chair and an independent director, is an “audit committee financial expert” as defined by the SEC.

Item 11.           EXECUTIVE COMPENSATION

Executive Officers

          We have not paid, and do not intend to pay, any annual compensation to our executive officers. Also, we have no employees, as we are externally managed by DCM, pursuant to our management agreement with DCM. All of our executive officers are employees of DCM.

Compensation of Our Directors

          The table below describes the compensation earned by our directors in 2006. We compensated only those directors who are independent under the New York Stock Exchange listing standards.

Name	Fees Earned or Paid in Cash (1)	Stock Awards (2)	Total
Robert Fischer (3)	$102,000	$32,500	$134,500

Robert Machinist (4)	$102,000	$32,500	$134,500

Peter Rothschild (5)	$112,000	$32,500	$144,500

Howard Rubin	$ 86,000	$32,500	$118,500

(1)

In 2006, each independent director earned a cash retainer of $65,000, a fee of $1,500 for each Board meeting attended (in person or by telephone) and a fee of $1,000 for each committee meeting attended (in person or by telephone) on a date that a Board meeting was not held. On January 30, 2007, we revised this policy, such that a meeting fee will be earned on a date that a Board meeting is held, provided that the additional preparation time for the committee meeting is significant. We also reimburse our independent directors for their travel expenses in attending Board and committee meetings. In October 2006, we established an additional Board committee, the Standing Committee of Independent Directors, and we pay each committee member a fee of $1,500 for each committee meeting attended (in person or by telephone), whether or not on a date that a Board meeting is held. The members of this committee are our independent directors. Each independent director's total 2006 compensation consisted of the above-noted committee fees and the cash retainers in footnotes (3)-(5) below.

(2)

In 2006 we granted each independent director 2,500 shares of our common stock. The share grant became vested on the date of the grant. The closing price on the NYSE of our shares on the grant date was $13.00 per share. We expect to grant each independent director a similar award of 2,500 shares in May 2007. We had also granted 3,000 shares to each independent director in 2005, which vested on the grant date. As of December 31, 2006, the aggregate number of outstanding shares awarded to each independent director was 5,500 shares. We have not awarded stock options to our directors.

(3)	In 2006, Mr. Fischer, as the chairperson of our Nominating & Corporate Governance Committee, earned an additional cash retainer of $15,000, for a total 2006 cash retainer of $80,000.

(4)	In 2006, Mr. Machinist, as the chairperson of our Compensation Committee, earned an additional cash retainer of $15,000, for a total 2006 cash retainer of $80,000.

(5)	In 2006, Mr. Rothschild, as the chairperson of our Audit Committee, earned an additional cash retainer of $25,000, for a total 2006 cash retainer of $90,000.

Compensation Committee Interlocks and Insider Participation

           We have established a Compensation Committee of our Board of Directors. Its members during 2006 were Robert Machinist (chair), Robert Fischer and Peter Rothschild.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Persons That Beneficially Own More Than 5% of Our Voting Securities

          The following table shows, as of March 31, 2007, the persons that are known to us to be the beneficial owners of more than 5% of our common stock, which is the only security we have issued. Each share of our common stock is entitled to one vote. As of March 31, 2007, there were 51,722,066 such shares outstanding. The table is based on information available to us, including stockholder filings with the SEC, under Sections 13 and 16 of the Securities Exchange Act of 1934, as amended, or the 1934 Act.

		Percentage of
	Number of Shares	Outstanding Shares of
Name and Address	Beneficially Owned	Our Common Stock
Robert C. Dart, Robert C. Dart Residual	11,204,000	21.6%
Trust, Rushmore Investments Ltd., Copper Mountain
Investments Limited, William A. Dart, Claire T. Dart, and
the William and Claire Dart Foundation (collectively, the
Dart Entities)(1)
500 Hogsback Road, Mason, Michigan 48854

RREEF America, L.L.C., Deutsche Asset	2,677,500	5.18%
Management, Inc., Deutsche Investment Management
Americas, Deutsche Bank Luxembourg S.A.
(collectively, the Deutsche Bank Entities) (2)
Taunusanlage 12, D-60325, Frankfurt am Main,
Federal Republic of Germany

(1)

Based on a Schedule 13D filed May 3, 2006 by each Dart Entity, the Dart Entities disclaim membership in a group, and certain of the Dart Entities disclaim beneficial ownership of our shares held by certain other Dart Entities. (Specifically, Rushmore, Copper Mountain and the Dart Foundation disclaim such ownership of the shares held by the other Dart Entities, Robert Dart disclaims such ownership of the shares held by Copper Mountain and the Dart Foundation, and the Robert Dart Residual Trust, William A. Dart and Claire T. Dart disclaim such ownership of the shares held by Rushmore and the Dart Foundation.) The Schedule 13D provides details as to the voting and investment power of each Dart Entity, and the right of each Dart Entity to acquire our shares within 60 days.

(2)	Based on a Schedule 13G filed February 1, 2007 by each Deutsche Bank Entity. The Schedule 13G provides details as to the voting and investment power of each Deutsche Bank Entity.

Ownership of Our Stock by Our Directors and Officers

           The following table below shows, as of March 31, 2007, the beneficial ownership of our common stock by our directors and officers. None of the shares shown in the table has been pledged as security and none of the directors or officers has the right to acquire beneficial ownership of any additional shares within 60 days after March 31, 2007.

			Percentage of
Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Common Stock (1)
Peltz, Nelson (2)	2,209,975		4.27%
Sachs, Gregory H. (3)	1,339,975		2.59%
Fischer, Robert (4)	8,958		*
Machinist, Robert (4)	5,500		*
Rothschild, Peter (4)(5)	8,833		*
Rubin, Howard (4)	55,000		*
Trutter, Jonathan W.	40,653		*
Grien, Robert C.	72,660		*
Smith, Richard G.	10,000		*
White, Frederick L.	_		_
All directors and executive officers	2,545,079	(6)	4.92%	(6)
As a group (10 persons) (6)

*	Less than 1%.

(1)	Based on 51,722,066 shares of our common stock outstanding as of March 31, 2007. Does not include 1,346,156 shares reserved for issuance upon exercise of options granted to DCM in 2004, or 930,310 shares of common stock available for future issuance under our stock incentive plan.

(2)

Mr. Peltz is a director of DCM and D&C, an executive officer and director of Triarc, and a significant beneficial owner of Triarc, which indirectly owns a majority interest in DCM. Therefore, Triarc may be deemed to beneficially own the Company shares owned by DCM and Mr. Peltz may be deemed to beneficially own the Company shares owned by Triarc and DCM. The shares shown above as beneficially owned by Mr. Peltz include (i) 1,000,000 shares owned by Triarc Deerfield Holdings, LLC, a wholly-owned subsidiary of Triarc, (ii) 309,038 shares owned by DCM, (iii) 897,437 shares issuable upon exercise of options we granted in 2004 to DCM from our stock incentive plan, which options are exercisable within 60 days and exclude options to purchase 448,719 shares we granted to DCM in 2004 that are not exercisable within 60 days, and (iv) 1,500 shares held by an adult child currently residing in Mr. Peltz's household. Mr. Peltz disclaims beneficial ownership of these shares.

(3)

Mr. Sachs is a director and executive officer of DCM and D&C, a significant owner of D&C (which owns 100% of DCM), and a director of Triarc. Therefore, he may be deemed to beneficially own our shares that are owned by DCM. Includes the 309,038 shares owned by DCM and the 897,437 shares issuable upon exercise of options we granted to DCM in 2004, which options are exercisable within 60 days. Mr. Sachs disclaims beneficial ownership of these shares. Does not include options to purchase 448,719 shares of our common stock granted to DCM in 2004 which are not exercisable within 60 days.

(4)

Includes 3,000 shares of stock granted to each of our independent directors in May 2005 under our stock incentive plan and 2,500 shares of stock granted to each of our independent directors in May 2006 under that plan.

(5)

Includes 3,333 of our shares owned by Daroth Investors LLC, of which Mr. Rothschild is a member. Accordingly, he may be deemed to beneficially own shares owned by Daroth. Mr. Rothschild disclaims beneficial ownership of these shares.

(6)	1,206,475 of the shares included in this total are included in the number of our shares shown as beneficially owned by both Mr. Peltz and Mr. Sachs but are only counted once in the total.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
TRANSACTIONS WITH RELATED PERSONS

          In 2006, we entered into three transactions that exceeded $120,000 in amount and in which our related persons—in general, our directors, officers and their immediate family members—had or would have a direct or indirect material interest. Those transactions are summarized below.

          Each of the related person transactions was with DCM, which manages our investment portfolio and other operations, pursuant to our management agreement with DCM. Three of our directors—Nelson Peltz, Gregory Sachs and Jonathan Trutter—have various relationships with DCM, as summarized below, which could cause them to have an indirect material interest in our transactions with DCM. Because these relationships existed at the time we entered into the management agreement with DCM (December 2004), the agreement was negotiated between related persons, and its terms, including fees payable to DCM, may not be as favorable to us as if they had had been negotiated with an unaffiliated third party.

Relationships Between DCM and Directors Peltz, Sachs and Trutter

  Mr. Peltz and Mr. Sachs are directors of DCM and D&C (which owns 100% of DCM).

  Mr. Peltz and Mr. Sachs are directors of Triarc, which, indirectly, owns a controlling interest in D&C and therefore DCM, and Mr. Sachs is also chief executive officer of DCM.

  Mr. Peltz is a significant owner of Triarc. (See biographical information under Items 10 and 12 above.)

  Mr. Sachs is a significant owner of D&C. (See biographical information under Items 10 and 12 above.)

  Mr. Trutter is the chief investment officer of DCM and owns an interest in D&C.

Related Person Transactions in 2006

Our related person transactions for 2006 were as follows:

  For 2006, DCM earned, pursuant to our management agreement with it, management fees of $13,290,881.89, incentive fees of $3,335,203.64 and expense reimbursements of $634,250.49.

  In September 2006, our independent directors approved an investment by us of up to $70,000,000 in the equity securities of a collateralized debt obligation vehicle, or CDO, that would be managed by DCM and invest primarily in debt securities secured by commercial real estate. Mr. Peltz, Mr. Sachs and Mr. Trutter had a possible indirect material interest in this investment, because it would benefit DCM by enabling it to launch the CDO, from which it would derive investment management fee income (from investors in the CDO other than us) likely to exceed the $120,000 threshold noted above. As of March 31, 2007, the investment had not been made.

  Our Audit Committee approved our hiring of DCM as our internal audit service provider (or internal auditor). DCM’s main function as our internal auditor is to evaluate and report to the Committee on the adequacy of our internal controls for financial reporting. For 2006, DCM earned $125,357.60 in fees for its internal auditor services and $3,556.23 in related expense reimbursements.

Our Management Agreement with DCM

          The agreement expires on December 31, 2007. It may be renewed for additional one-year periods.

          Under the agreement, we pay DCM a monthly base management fee of 1/12 of our equity times 1.75% and quarterly incentive compensation equal to the product of: (a) 25% of the dollar amount by which (i) our net income before non-cash equity compensation expense and incentive compensation, for the quarter per common share exceeds (ii) an amount equal to (A) the weighted average of the price per share of the common shares in our December 2004 private offering and our June 2005 initial public offering, and the prices per common shares in any subsequent offerings by us, in each case at the time of issuance thereof, multiplied by (B) the greater of (1) 2.00% and (2) 0.50% plus one-fourth of the 10-year Treasury Rate for such quarter, multiplied by (b) the weighted average number of common shares outstanding during the quarter. This calculation is adjusted to exclude one-time events pursuant to changes in GAAP, as well as non-cash charges after discussion between DCM and our independent directors and approval by a majority of our independent directors in the case of non-cash charges. Fifteen percent of any such quarterly incentive compensation is to be paid in the form of our shares, based on a value per share determined by taking the average of the closing prices of the stock on the NYSE during the 30 days preceding the third day before the date on which the incentive compensation shares are issued.

Our Controls for Approving Related Person Transactions

          Our policies and procedures for determining whether to approve transactions with our related persons consist of various conflict of interest provisions in our management agreement with DCM, our Code of Business Conduct and Ethics, or Code, and our establishment of the Standing Committee of Independent Directors, or Standing Committee.

          The management agreement requires DCM to obtain the advance approval of a majority of our independent directors before causing us to invest in any joint venture with, or buying an asset from or selling an asset to, DCM or any DCM affiliate, or waiving the enforcement of a provision in a contract with another client managed by DCM. The Standing Committee was established as the vehicle for our independent directors to determine whether to approve such transactions, and any other actions by DCM that may create an actual or potential conflict between its interests and ours. The Standing Committee consists solely of our independent directors.

          The Code generally prohibits our officers and directors from taking actions that may conflict with their duties to us as officers or directors.

DIRECTOR INDEPENDENCE

     Our Board has determined that the following Board members are independent as that term is defined in our Corporate Governance Guidelines and the general independence standards of the NYSE:

Name	Class
Robert E. Fischer	I (term expires 2008)
Robert B. Machinist	III (term expires 2007)
Peter Rothschild	I (term expires 2008)
Howard Rubin	II (term expires 2009)

          These directors constitute a majority of our Board of seven directors, and are the only members of our four standing Board committees—namely, the Audit, Compensation, and Nominating & Corporate Governance committees, and the Standing Committee of Independent Directors. The Board has also determined that the four independent directors have no material relationships with the Company.

          Our Corporate Governance Guidelines are available on our Web site, www.deerfieldtriarc.com.

Item 14.           PRINCIPAL ACCOUNTANTS FEES AND SERVICES

          Deloitte & Touche LLP, or Deloitte, served as our independent registered public accountants, or accountants, for our 2005 and 2006 fiscal years. The following table sets forth the services of and fees we paid to Deloitte for each of the last two fiscal years.

Fee	Year	Amount	Description of Services
Audit	2005	$410,888	Audit of our 2005 financial statements, and the
			review of our financial statements in our Form 10-Q
			reports.

	2006	$448,130	Audit of our 2006 financial statements, and the
			review of our financial statements in our Form 10-Q
			reports.

Audit-Related	2005	$0

	2006	$157,750	Assessment of the effectiveness of our internal
			controls over financial reporting.

Tax	2005	$159,330	Preparing our 2005 federal and state income tax
			returns, other compliance reporting, calculation of
			taxable income on certain of our investments, and
			review of our 2005 taxable income and REIT
			qualification test calculations.

	2006	$209,935	Preparing our 2006 federal and state income tax
			returns, other compliance reporting, calculation of
			taxable income on certain of our investments, and
			review of our 2006 taxable income and REIT
			qualification test calculations.

All Other	2005	$307,624	Services relating to our initial public offering and our
			2005 resale shelf registration statement.

	2006	$50,000	Services relating to a Deloitte servicing report and certain
			procedures in connection with a revolving warehouse facility.

Approval of the Accountants’ Services

          Our Audit Committee has adopted policies and procedures for pre-approving all audit and non-audit services provided to us by our accountants. These policies require the specific pre-approval of any such services that have not received the Committee’s general pre-approval, or that have exceeded the Committee’s pre-approved fee levels. These procedures include monitoring the accountants’ services to determine if they comply with the pre-approval policies, and the accountants’ submission of a statement to the Committee that any services they perform that require separate pre-approval comply with the SEC’s rules on auditor independence.

          The Committee pre-approved 98% of the non-audit fees in the table above. The fee that was not pre-approved was approximately $10,000 in 2006 for tax related services in connection with the preparation of several state tax returns for our equity investment in a portfolio company. This fee was approved by the Committee in January 2007 after the services were performed but prior to payment to Deloitte.

PART IV

Item 15.           EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(b) Documents filed as part of this Report:

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed, on April 30, 2007, by the following persons on behalf of the Registrant and in the capacities indicated.

Deerfield Triarc Capital Corp.
(Registrant)

By:	/s/ Jonathan W. Trutter
Jonathan W. Trutter
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Richard G. Smith
Richard G. Smith
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Peter Rothschild	Chairman of the Board of Directors

Nelson Peltz	Director

Gregory H. Sachs	Director

Jonathan W. Trutter	Director

Robert Fischer	Director

Robert Machinist	Director

Howard Rubin	Director

All of the Directors of the Registrant

By: /s/ Frederick L. White
Frederick L. White
Attorney-in-fact