Form 10-Q
period 2007-03-31
Deerfield Triarc Capital Corp
filed 2007-05-10
CIK 1313918

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐     No ☒

There were 51,722,066 shares of the registrant’s Common Stock outstanding as of May 10, 2007.

DEERFIELD TRIARC CAPITAL CORP.

2007 QUARTERLY REPORT ON FORM 10-Q

INDEX

Signatures
		Page
Part I.	Financial Information

Item 1.	Condensed Consolidated Financial Statements and Notes (Unaudited)
	Condensed Consolidated Balance Sheets – March 31, 2007 and December 31, 2006	3
	Condensed Consolidated Statements of Operations – Three Months Ended March 31, 2007 and 2006	4
	Condensed Consolidated Statements of Stockholders’ Equity – Three Months Ended March 31, 2007	5
	Condensed Consolidated Statements of Cash Flows – Three Months Ended March 31, 2007 and 2006	6
	Notes to Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	47
Item 4.	Controls and Procedures	50

Part II.	Other Information

Item 1A.	Risk Factors	50
Item 6.	Exhibits	57
		57

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements in this Quarterly Report on Form 10-Q that are not historical facts, including most importantly information concerning possible or assumed future results of operations of the Company and statements preceded by, followed by, or that include the words “may,” “believes,” “plans,” “expects,” “anticipates” or the negation thereof, or similar expressions, constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). All statements that address operating performance, events or developments that are expected or anticipated to occur in the future, including statements related to revenue growth, earnings per share growth or statements expressing general optimism about future operating results are forward-looking statements under the Reform Act. These forward-looking statements are based on our current expectations, speak only as of the date of this Quarterly Report on Form 10-Q and are susceptible to a number of risks, uncertainties and other factors. Our actual results, performance and achievements may differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

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

All future written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referenced above. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect us. We assume no obligation to update any forward-looking statements after the date of filing of this Quarterly Report on Form 10-Q as a result of new information, future events or developments, except as required by federal securities laws. In addition, it is our policy generally not to make any specific projections as to future earnings, and we do not endorse any projections regarding future performance that may be made by third parties. You should carefully consider the factors referenced in this Quarterly Report on Form 10-Q, including those set forth under the sections captioned “Part I – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II – Item 1A. Risk Factors” as well as the Annual Report on Form 10-K, including those set forth under the sections captioned “ Part I – Item 1A. Risk Factors” and “Part II - Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations” as such factors that, among others, could cause actual results to vary from our forward-looking statements.

Part I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

DEERFIELD TRIARC CAPITAL CORP. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2007	2006

ASSETS
Cash and cash equivalents	$113,751	$72,523
Due from broker, including $366,155 and $176,650 of securities pledged - at fair value	768,118	257,818
Restricted cash and cash equivalents	33,965	27,243
Available-for-sale securities, including $7,412,148 and $7,245,844 pledged—at fair value	7,898,601	7,941,091
Trading securities—at fair value	280,531	94,019
Other investments	6,569	6,382
Derivative assets	38,042	55,624
Loans held for sale	320,595	282,768

Loans	453,554	432,335
Allowance for loan losses	(3,800)	(2,000)

Loans, net of Allowance for loan losses	449,754	430,335

Interest receivable	51,231	51,627
Other receivable	11,934	18,362
Prepaid and other assets	12,357	12,199

TOTAL ASSETS	$9,985,448	$9,249,991

LIABILITIES
Repurchase agreements, including $45,396 and $46,858 of accrued interest	$7,692,228	$7,372,035
Due to broker	557,859	158,997
Dividends payable	-	21,723
Derivative liabilities	31,564	21,456
Interest payable	33,669	33,646
Long term debt	972,205	948,492
Management and incentive fee payable to related party	3,296	1,092
Other payables	1,368	3,597

TOTAL LIABILITIES	9,292,189	8,561,038

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001:
100,000,000 shares authorized; none issued and outstanding	-	-
Common stock, par value $0.001:
500,000,000 shares authorized; 51,722,066 and 51,721,903 shares issued and
outstanding (including 134,616 restricted shares)	51	51
Additional paid-in capital	748,837	748,803
Accumulated other comprehensive loss	(65,414)	(47,159)
Retained earnings (deficit)	9,785	(12,742)

TOTAL STOCKHOLDERS' EQUITY	693,259	688,953

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,985,448	$9,249,991

See notes to condensed consolidated financial statements.

DEERFIELD TRIARC CAPITAL CORP. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except share and per share amounts)

	Three months ended March 31,

	2007	2006

Net interest income:
Interest income	$122,699	$102,028
Interest expense	98,859	79,105

Net interest income	23,840	22,923

Provision for loan losses	1,800	-

Expenses
Management fee expense to related party	3,330	3,690
Incentive fee expense to related party	2,185	1,185
Professional services	617	478
Insurance expense	136	181
Other general and administrative expenses	369	492

Total expenses	6,637	6,026

Other Income and Gain (Loss)
Net gain on available-for-sale securities	2,549	2,092
Net gain (loss) on trading securities	2,640	(1,813)
Net gain on loans	1,962	532
Net gain on derivatives	46	1,443
Dividend income and other net gain	264	101

Net other income and gain	7,461	2,355

Income before income tax expense	22,864	19,252
Income tax expense	337	89

Net Income	$22,527	$19,163

NET INCOME PER SHARE - BASIC	$0.44	$0.37
NET INCOME PER SHARE - DILUTED	$0.44	$0.37

WEIGHTED-AVERAGE NUMBER OF SHARES OUTSTANDING - Basic	51,587,293	51,390,470
WEIGHTED-AVERAGE NUMBER OF SHARES OUTSTANDING - Diluted	51,763,464	51,515,588

See notes to condensed consolidated financial statements.

DEERFIELD TRIARC CAPITAL CORP. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

(In thousands)

	Common Stock			Accumulated
			Additional	Other	Retained		Comprehensive
		Par	Paid-in	Comprehensive	Earnings		Income
	Shares	Value	Capital	Loss	(Deficit)	Total	(Loss)

Balance - January 1, 2007	51,722	$51	$748,803	$(47,159)	$(12,742)	$688,953

Net income					22,527	22,527	$22,527
Available-for-sale securities - fair value adjustment
net of reclassification adjustments				15,352		15,352	15,352
Designated derivatives - fair value adjustment net of
reclassification adjustments				(33,607)		(33,607)	(33,607)

Comprehensive Income							$4,272

Share-based compensation			34			34

Balance - March 31, 2007	51,722	$51	$748,837	$(65,414)	$9,785	$693,259

See notes to condensed consolidated financial statements.

DEERFIELD TRIARC CAPITAL CORP. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Three months ended March 31,

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$22,527	$19,163
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net premium and discount amortization on investments, loans and debt issuance	7,394	5,786
Share-based compensation	31	516
Hedge ineffectiveness	(21)	(589)
Net purchase of trading securities	(184,532)	-
Net (gain) loss from trading securities	(2,640)	1,813
Other-than-temporary impairment on available-for-sale securities	202	1,837
Equity in earnings of other investments	(187)	-
Net proceeds (purchases) on loans held for sale	(36,573)	6,815
Net gain on loans	(1,492)	(442)
Provision for loan losses	1,800	-
Net realized gain on available-for-sale securities	(2,751)	(3,929)
Net changes in undesignated derivatives	554	(1,895)
Net realized gain on designated derivatives	(4,889)	-
Net cash (paid) received on terminated designated derivatives	(3,588)	1,081
Changes in operating assets and liabilities:
Due from broker	(327,974)	(11,667)
Interest receivable	(538)	(6,251)
Other receivable	522	5
Prepaid and other assets	(476)	(520)
Accrued interest on repurchase agreements	(1,462)	3,777
Due to broker	348,262	5,018
Interest payable	2,053	2,214
Management and incentive fee payable	2,207	47
Other payables	(1,707)	148

Net cash provided by (used in) operating activities	(183,278)	22,927

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted cash and cash equivalents	(6,722)	62,358
Purchase of available-for-sale securities	(1,040,472)	(1,117,429)
Proceeds from the sale of available-for-sale securities	612,401	397,849
Principal payments on available-for-sale securities	356,890	326,410
Origination and purchase of loans	(58,998)	(35,660)
Principal payments on loans	39,119	15,000

Net cash used in investing activities	(97,782)	(351,472)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under repurchase agreements	321,655	331,711
Payments made on long-term debt	(3,945)	-
Proceeds from long-term debt	27,658	-
Payment of debt issuance costs	(1,355)	(1,181)
Payment on designated derivative containing a financing element	(2)	-
Dividends paid	(21,723)	(18,081)

Net cash provided by financing activities	322,288	312,449

Net increase (decrease) in cash and cash equivalents	41,228	(16,096)
Cash and cash equivalents at beginning of period	72,523	35,542

Cash and cash equivalents at end of year	$113,751	$19,446

SUPPLEMENTAL DISCLOSURE:
Cash paid for interest	$113,622	$74,605

NONCASH INVESTING AND FINANCING ACTIVITIES:
Net change in unrealized gain on available-for-sale securities	$15,149	$58,195
Net change in unrealized gain (loss) on derivatives	(28,696)	47,413
Unsettled available-for-sale securities purchases - due to broker	182,590	672,979
Unsettled available-for-sale securities sales - due from broker	414,873	12,328
Non-cash settlement of interest expense from derivatives	2,028	565
Non-cash settlement of interest expense added to principal balance of bank loans	934	-
Principal payments receivable from available-for-sale securities	11,020	13,813
Principal payments receivable from bank loans held for investment	34	-
Issuance of stock for payment of prior year incentive fee	3	-

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and are in the form prescribed by the Securities and Exchange Commission’s (“SEC”) Regulation S-X and instructions to Form 10-Q. Accordingly, the Company did not include all of the information and footnotes for complete financial statements as required by GAAP. The interim unaudited financial statements should be read in conjunction with the Company’s audited financial statements as of and for the year ended December 31, 2006, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2007. In the opinion of the Company’s management; all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows have been included. The nature of the Company’s business is such that the results of any interim period are not necessarily indicative of results for a full year.

Reclassifications

Certain amounts in the condensed consolidated financial statements and notes as of December 31, 2006 and for the three months ended March 31, 2006, have been reclassified to conform to the presentation as of and for the three months ended March 31, 2007.

2. ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS

Significant Accounting Policies

The Company’s significant accounting policies are included in the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. There were no significant changes to these policies during the three months ended March 31, 2007.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The adoption of FIN 48 effective January 1, 2007 did not have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for the Company as of January 1, 2008. The Company is currently evaluating the potential impact of adopting this standard.

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

3. AVAILABLE-FOR-SALE SECURITIES

The following table summarizes the Company’s investment securities classified as available-for-sale as of March 31, 2007, which are carried at fair value:

	Current	Unamortized	Unamortized	Amortized	Unrealized	Unrealized	Estimated
Security Description	Face	Premium	Discount	Cost	Gains	Losses	Fair Value

	(In thousands)

Residential mortgage-backed securities:
Hybrid adjustable and fixed rate securities	$7,580,300	$66,815	$(7,976)	$7,639,139	$4,665	$(79,698)	$7,564,106
Interest- and principal- only securities	5,971	22,630	(1,488)	27,113	746	-	27,859
Asset-backed securities held in CDO	300,060	345	(2,138)	298,267	739	(16,561)	282,445
High-yield corporate bonds	18,799	63	(56)	18,806	424	(560)	18,670
Commercial mortgage-backed securities	3,823	7	(1,282)	2,548	-	(14)	2,534
Other investments	3,000	-	(45)	2,955	32	-	2,987

Total	$7,911,953	$89,860	$(12,985)	$7,988,828	$6,606	$(96,833)	$7,898,601

The following table summarizes the Company’s debt securities classified as available-for-sale as of March 31, 2007, according to weighted average life:

			Weighted
	Amortized	Estimated	Average
Weighted Average Life	Cost	Fair Value	Coupon

	(In thousands)

Less than one year	$22,393	$22,384	7.61%
Greater than one year and less than five years	6,492,286	6,421,601	5.26%
Greater than five years and less than ten years	1,164,763	1,156,042	5.53%
Greater than ten years	309,386	298,574	6.68%

Total	$7,988,828	$7,898,601	5.36%

The weighted average lives of available-for-sale debt securities as of March 31, 2007 in the table above are based upon contractual maturity for the high-yield corporate bonds and other investments, while the weighted average lives for mortgage-backed securities and asset-backed securities are estimated based on data provided through subscription-based financial information services. The weighted average life for residential mortgage-backed securities and asset-backed securities is based on a prepayment model that considers current yield, forward yield, slope of the yield curve, mortgage rates, contractual rate of the outstanding loans, loan age, margin and volatility. Weighted average life estimates how many years it will take to receive half of the outstanding principal, which for the high-yield corporate bonds and other investments is maturity.

Actual lives of mortgage-backed securities are generally shorter than stated contractual maturities. Actual lives of the Company’s mortgage-backed securities are affected by the contractual maturities of the underlying mortgages, periodic payments of principal, and prepayments of principal.

As of March 31, 2007, available-for-sale securities include unsettled security purchases totaling $182.6 million, and exclude unsettled security sales of $414.9 million. These purchases and sales settled in the following month.

The following table shows the fair value and gross unrealized losses of available-for-sale securities in which amortized cost exceeds fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2007:

	Less than 12 Months			More than 12 Months			Total

	Number	Estimated	Gross	Number	Estimated	Gross	Number	Estimated	Gross
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses

	(Dollars in thousands)

Residential mortgage-backed securities	28	$668,614	$(1,424)	212	$5,129,348	$(78,274)	240	$5,797,962	$(79,698)
Asset-backed securities	44	149,107	(10,656)	43	71,712	(5,905)	87	220,819	(16,561)
High-yield corporate bonds	-	-	-	1	2,940	(560)	1	2,940	(560)
Commercial mortgage-backed securities	6	1,967	(14)	-	-	-	6	1,967	(14)

Total temporarily impaired securities	78	$819,688	$(12,094)	256	$5,204,000	$(84,739)	334	$6,023,688	$(96,833)

Temporary impairment of available-for-sale securities results from the fair value of securities falling below the amortized cost basis primarily due to changes in the interest rate environment and in credit spreads. When the fair value of an available-for-sale security is less than its amortized cost for an extended period, the Company considers whether there is an other-than-temporary impairment in the value of the security. If, in the Company’s judgment, an other-than-temporary impairment exists, the cost basis of the security is written down to the then-current fair value, and the unrealized loss is transferred from accumulated other comprehensive loss as an immediate reduction of current earnings (as if the loss had been realized in the period of other-than-temporary impairment). The cost basis adjustment is recoverable only upon sale or maturity of the security. The determination of other-than-temporary impairment is a subjective process, and different judgments and assumptions could affect the timing of loss realization. The determination of other-than-temporary impairment is made at least quarterly.

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

Additionally, for securities within the scope of Emerging Issues Task Force (“EITF”) No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets, when adverse changes in estimated cash flows occur as a result of actual prepayment and credit loss experience, an other-than-temporary impairment is deemed to have occurred. Accordingly, the security is written down to fair value, and the unrealized loss is transferred from accumulated other comprehensive loss as an immediate reduction of current earnings. The cost basis adjustment for other-than-temporary impairment is recoverable only upon sale or maturity of the security.

For the three months ended March 31, 2007, the Company recognized $0.2 million of other-than-temporary impairment related to certain interest-only securities. The expected future cash flows for all of these securities are primarily dependent upon contingent factors such as interest rates and prepayments that depend on a variety of market factors. The Company used updated cash flow projections generated from third party software as part of its analysis to determine the amount of the impairment. As a result of the impairment charge, these securities were written down to their estimated fair value as of March 31, 2007 and the unrealized loss transferred from accumulated other comprehensive loss as an immediate reduction of earnings recognized as a reduction to net gain on available-for-sale securities in the condensed consolidated statements of operations.

As of March 31, 2007, one of the available-for-sale asset-backed securities held in CDO had been downgraded by a major credit rating agency since purchase, however, an analysis of cash flows supported that an other-than-temporary impairment was not required. As of March 31, 2007, the Company has an accumulated net $15.8 million of unrealized loss related to asset-backed securities held in CDO reflected as a reduction of other comprehensive loss in stockholders’ equity while the Company’s economic risk is $12.0 million, which represents the Company’s total equity investment in the CDO. Any realized losses in excess of our equity investment would be borne by the debt holders. The Company does not believe any of the securities in Pinetree are other-than-temporarily impaired as of March 31, 2007.

The residential mortgage-backed securities primarily consist of agency issued or AAA-rated in credit quality and the Company intends and has the ability to hold these securities until the fair value of the securities is recovered, which may be maturity if necessary. As such, the Company expects to collect all contractual amounts due and does not believe any securities held, other than the interest-only securities discussed above, were other-than-temporarily impaired as of March 31, 2007.

The following table presents the net gain (loss) on available for sale securities:

	For the quarter ended March 31,

	2007	2006

	(In thousands)

Realized gains	$4,566	$3,952
Realized losses	(1,815)	(23)

Net realized gains	2,751	3,929
Other-than-temporary impairment	(202)	(1,837)

Net gain	$2,549	$2,092

4. TRADING SECURITIES

The Company holds trading securities as of March 31, 2007, carried at fair value of $280.5 million. Net gains of $2.6 million and net losses of $1.8 million on trading securities were recognized in the condensed consolidated statements of operations for the three months ended March 31, 2007 and 2006, respectively.

5. OTHER INVESTMENTS

Cost Method Investments

The Company holds certain other investments as of March 31, 2007, carried at cost of $5.0 million. These positions consist of $3.8 million of equity securities in the entities established in connection with the issuance of the trust preferred securities and $1.2 million in other common and preferred equities that are not traded in an active market.

Equity Method Investments

The Company holds one equity method investment as of March 31, 2007, initially recorded at cost of $3.0 million and adjusted to a current carrying value of $1.6 million after recognizing $0.2 million of gains for the three months ended March 31, 2007, the Company’s 13% share of the investee, Hometown Commercial Capital LLC (“HCC”) through December 31, 2006. The Company expects to receive financial information on HCC on a quarterly basis, and includes the Company’s share of these results on a one-quarter-lag basis. The adjustment to the Company’s carrying value is recorded in the condensed consolidated statement of operations as dividend income and other net gain (loss). See Note 6 for further investments related to HCC.

6. LOANS AND LOANS HELD FOR SALE

The following summarizes the Company’s loans and loans held for sale as of March 31, 2007:

	Carrying Value

	Loans Held
Type of Loan	for Sale (1)	Loans	Total

	(In thousands)

Loans held in CLO	$274,028	$-	$274,028
Corporate leveraged loans	35,714	422,304	458,018
Commercial real estate loans (2)	10,853	31,250	42,103

	$320,595	453,554	774,149

Allowance for loan losses		(3,800)	(3,800)

		$449,754	770,349

_____________

(1)	Carrying value of loans held for sale is lower of cost or fair value.
(2)	Commercial real estate loans include participating interests in commercial mortgage loans

As of March 31, 2007, the Company held loans totaling $774.1 million. Loans classified as held for sale and carried at the lower of cost or fair value totaled $320.6 million, net of a valuation allowance of $0.6 million. Loans classified as held for investment and carried at amortized cost totaled $453.6 million. As of March 31, 2007, there were $68.5 million unsettled loan purchases and $43.5 million unsettled sales of loans held for sale. As of March 31, 2007, the Company held loans that settle interest accruals by increasing the principal balance of the loan outstanding. For the three months ended March 31, 2007, the Company settled interest receivable through an increase to the loans outstanding principal balance in the amount of $0.9 million.

The Company identified one impaired loan held for investment as of March 31, 2007. The Company determined that an allowance for loan losses in the amount of $3.8 million was required for this loan. This resulted in an increase to the provision for loan losses of $1.8 million for the three months ended March 31, 2007. The allowance for loan losses was recognized because the discounted expected future cash flows on the identified impaired loan were less than the amortized cost basis. The average outstanding principal balance and gross carrying value of this loan for the three months ended March 31, 2007, was $6.0 million and the Company did not recognize $0.3 million of interest income on this loan for the three months ended March 31, 2007. The Company did not record any recoveries or write-offs of loans for the three months ended March 31, 2007.

As of March 31, 2007, the Company’s commercial real estate loans consisted of junior participation interests in 39 commercial mortgage loans originated by HCC and classified as held for sale and eight commercial mortgage loans classified as held for investment, which are primarily originated by the Company. The Company’s commercial real estate loans as of March 31, 2007, totaled $42.1 million.

7. REPURCHASE AGREEMENTS

Repurchase agreements are short-term borrowings from financial institutions that bear interest rates that have historically moved in close relationship to the one-month, two-month or three-month LIBOR. As of March 31, 2007, the Company had repurchase agreements outstanding in the amount of $7.7 billion (including $45.4 million of accrued interest) with a weighted-average borrowing rate of 5.32%.

As of March 31, 2007, the repurchase agreements outstanding associated with the Company’s investments had remaining maturities as summarized below:

	Overnight	Between	Between
	1 Day or	2 and 30	31 and 90	91 Days
	Less	Days	Days	and Over	Total

	(In thousands)

Residential mortgage-backed securities:
Estimated fair value of securities sold,
including accrued interest	$-	$5,213,532	$2,589,214	$-	$7,802,746
Repurchase agreement liabilities associated
with these securities	-	5,141,848	2,541,932	-	7,683,780
Weighted average interest rate of
repurchase agreement liabilities	-	5.33%	5.31%	-	5.32%
High yield corporate bonds:
Estimated fair value of securities sold,
including accrued interest	$-	$7,405	$-	$-	$7,405
Repurchase agreement liabilities associated
with these securities	-	5,748	-	-	5,748
Weighted average interest rate of
repurchase agreement liabilities	-	5.65%	-	-	5.65%
Other investments:
Estimated fair value of securities sold,
including accrued interest	$-	$2,999	$-	$-	$2,999
Repurchase agreement liabilities associated
with these securities	-	2,700	-	-	2,700
Weighted average interest rate of
repurchase agreement liabilities	-	5.82%	-	-	5.82%
Total:
Estimated fair value of securities sold,
including accrued interest	$-	$5,223,936	$2,589,214	$-	$7,813,150
Repurchase agreement liabilities associated
with these securities	-	5,150,296	2,541,932	-	7,692,228
Weighted average interest rate of
repurchase agreement liabilities	-	5.33%	5.31%	-	5.32%

As of March 31, 2007, the fair value of the investments pledged and repurchase agreement liabilities include accrued interest as follows:

	Accrued Interest	Accrued Interest
	Included in Estimated	Included in
	Fair Value of	Repurchase Agreement
Type of Investment Pledged	Securities Sold	Liability

	(In thousands)

Residential mortgage-backed securities	$34,474	$45,375
High yield corporate bonds	365	14
Other investments	8	7

	$34,847	$45,396

As of March 31, 2007, the Company had amounts at risk with the following repurchase agreement counterparties:

		Weighted-Average
		Maturity of Repurchase
	Amount at Risk (1)	Agreements in Days

Repurchase Agreement Counterparties:	(In thousands)	(In days)

Barclays Bank Plc.	$5,163	37
Countrywide Securities Corporation	25,162	38
Credit Suisse Securities (USA) LLC	18,025	33
ING	12,644	25
J.P. Morgan Securities Inc.	815	14
Lehman Brothers Inc.	1,955	16
Merrill Lynch Government Securities Inc.	22,810	25
Merrill Lynch, Pierce, Fenner & Smith Incorporated	72	25
Mitsubishi UFJ Securities (USA), Inc.	4,183	23
Nomura Securities International, Inc.	11,068	27
UBS Securities LLC	19,025	32

Total	$120,922	33

_____________

(1)           Equal to the fair value of securities sold, and related accrued interest receivable and dividends, minus repurchase agreement liabilities, and related accrued interest payable.

8. LONG-TERM DEBT

The following table summarizes the Company’s long-term debt as of March 31, 2007:

		Weighted	Unamortized
	Carrying	Average	Debt Issuance
	Value	Rate	Cost

	(In thousands)		(In thousands)
Revolving warehouse funding facility	$284,750	6.24%	$835
Market Square	276,000	5.85%	3,568
Pinetree	287,738	5.91%	4,503
Trust preferred securities	123,717	8.13%	2,914

Total	$972,205	6.27%	$11,820

Revolving Warehouse Funding Facility

On March 10, 2006, the Company entered into an up to $300.0 million three-year revolving warehouse funding agreement with Wachovia Capital Markets, LLC (the “Facility”), subject to annual renewal approval. Financing under the Facility will be secured by assets ranging from large syndicated bank loans to subordinated notes and preferred stock. Advance rates under the Facility vary by asset type. The Facility is available to two consolidated bankruptcy remote special purpose vehicles (DWFC, LLC and Deerfield Triarc TRS (Bahamas) Ltd.) and the debt holder has recourse only to the collateral of these entities, which totaled $430.5 million as of March 31, 2007. The Company expects to pursue term funding of these assets via securitization in a future collateralized loan obligation. As of March 31, 2007, the Company had $284.8 million of debt outstanding related to the Facility. The Facility is subject to several non-financial covenants, the most significant of which relate to compliance with laws, maintenance of service agreements, protection of collateral and various notification requirements. The Company is amortizing $1.2 million of debt issuance costs into interest expense over the term of the Facility. The annual interest rate for the Facility is based on short-term commercial paper rates as defined in the warehouse funding agreement, plus 0.75% for large syndicated loans or plus 0.90% for all other loans which equates to $0.6 million of commitment fees and $19,700 of unused line fees, resulting in a weighted average rate of 6.24% as of March 31, 2007.

On February 7, 2007, the Company amended the warehouse funding agreement with Wachovia Capital Markets, LLC to increase the facility size under this agreement from $300.0 million to $375.0 million. The Company paid a one-time fee of $75,000 to Wachovia in connection with this facility expansion. On March 7, 2007 the Company amended the terms of the termination date provision of the warehouse funding agreement to extend the initial term of the facility from March 9, 2007 to April 8, 2007 in order to allow additional time for the completion of the renewal of the Company’s liquidity agreement with Wachovia, which was completed and is discussed further in note 16.

Market Square Collateralized Loan Obligation (“CLO”)

Market Square CLO Ltd.’s (“Market Square”) debt securities bear interest rates that reset quarterly based on varying spreads to three-month LIBOR. The Company’s long-term debt issued by Market Square has a weighted average interest rate of 5.85%, using the last reset dates as of March 31, 2007.

The Market Square notes are due in 2017, but are callable, at par, by the Company on July 20, 2007 and quarterly thereafter, subject to certain conditions. Market Square is a consolidated bankruptcy remote subsidiary and the debt holders have recourse only to the collateral of Market Square, which had a carrying value of $317.5 million as of March 31, 2007.

Pinetree Collateralized Debt Obligation (“CDO”)

Pinetree CDO Ltd.’s (“Pinetree”) debt securities bear interest rates that reset quarterly based on varying spreads to three-month LIBOR. The Company’s long-term debt issued by Pinetree has a weighted average interest rate of 5.91% using the last reset date as of March 31, 2007.

The Pinetree notes are due in 2045, but are callable, at par, by the Company on January 5, 2010 and quarterly thereafter, subject to certain conditions. Pinetree is a consolidated bankruptcy remote subsidiary and the debt holders have recourse only to the collateral of Pinetree, which had a carrying value of $290.0 million as of March 31, 2007.

Trust Preferred Securities

Trust preferred securities bear interest rates that reset quarterly. The interest rates on the trust preferred securities are equal to three-month LIBOR plus 3.50% per annum and plus 2.25% per annum for $51.6 million and $72.1 million, respective, of principal outstanding. The rate as of March 31, 2007 was 8.86% and 7.61%, for the $51.6 million and $72.1 million outstanding, respectively.

Unamortized deferred issuance costs associated with the junior subordinated debt securities totaled $2.9 million as of March 31, 2007, are classified as part of prepaid and other assets on the condensed consolidated balance sheet. These costs are amortized into interest expense using the effective yield method from issuance date to the respective junior subordinated debt securities’ call date.

9. STOCKHOLDERS’ EQUITY

In accordance with EITF No. 96-18, Accounting for Equity Instruments that are Issued to other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, the Company revalues the unvested restricted stock and stock options at fair value each reporting period. These changes in value are recognized ratably over the original vesting period resulting in an adjustment in the statement of operations, and an equal and offsetting amount to additional paid-in capital, of the amount attributable to all prior periods, up to and including the current period end. The change in value attributable to future periods is recognized in the same fashion but in the appropriate future period. The total unamortized fair value of the restricted stock and stock options as of March 31, 2007 was $0.5 million.

The fair value of options granted to the Manager is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three months ended March 31,

	2007	2006

Dividend yield	10.93%	10.01%
Expected volatility	21.03%	22.02%
Risk-free interest rate	4.65%	4.85%
Expected life (in years)	7.8	8.8

10. COMPUTATION OF EARNINGS PER SHARE

The following table presents the calculation of basic and diluted earnings per share:

	Three months ended March 31,

	2007	2006

	(In thousands, except per share data)

Net income	$22,527	$19,163

Weighted average shares used in basic computation	51,587	51,390
Dilutive effect of:
Unvested restricted stock	96	126
Unexercised options to purchase common stock	80	-

Weighted average shares used in diluted computation	51,763	51,516

Net income per share - Basic	$0.44	$0.37

Net income per share - Diluted	$0.44	$0.37

Potentially dilutive shares relating to the option to purchase 1,346,156 shares of common stock for the three months ended March 31, 2006, are not included in the calculation of diluted net income per share because the effect was anti-dilutive.

11. RELATED-PARTY TRANSACTIONS

The Company’s base management fee expense for the three months ended March 31, 2007 and 2006 was $3.3 million for both periods. In addition to the base management fee, amortization expense for the three months ended March 31, 2007 and 2006 was $32,000 and $0.4 million, respectively, related to the restricted stock and stock options granted to the Manager, and was included in management fee expense to related party in the condensed consolidated statements of operations. Additionally, the incentive fee expense earned by the Manager was $2.2 million and $1.2 million in the three months ended March 31, 2007 and 2006, respectively.

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

The carrying amounts and estimated fair values of the Company’s financial instruments at March 31, 2007, for which the disclosure of fair values is required were as follows:

		Estimated
	Carrying	Fair
	Value	Value

Financial assets:	(In thousands)

Cash and cash equivalents (a)	$113,751	$113,751
Restricted cash and cash equivalents (a)	33,965	33,965
Available-for sale securities (b)	7,898,601	7,898,601
Trading securities (b)	280,531	280,531
Other investments (c)	6,569	6,569
Derivative assets (d)	38,042	38,042
Loans held for sale (e)	320,595	322,059
Loans, net of allowance for loan losses (e)	449,754	451,207
Financial liabilities:
Repurchase agreements (a)	7,692,228	7,692,228
Derivative liabilities (d)	31,564	31,564
Long-term debt:
Market Square (f)	276,000	276,000
Pinetree (f)	287,738	287,738
Wachovia facility (f)	284,750	284,750
Trust preferred (f)	123,717	123,717

_________

(a)	The carrying amounts approximate the fair value due to the short-term nature of these instruments.
(b)	The estimated fair values were determined through references to price estimates provided by independent pricing services and/or dealers in the securities.
(c)

It was not practicable to estimate the fair value of certain investments because the investments are not traded in an active market and fair values are not readily obtainable, therefore, the Company has used the carrying value as an approximation of fair value.

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

(f)	The carrying amount approximated fair value as the interest rate on all of the Company’s long-term debt resets quarterly to short-term market rates plus a fixed credit spread.

13. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following is a summary of the components of accumulated other comprehensive loss:

	For the three months ended March 31, 2007

	Available-for-	Cash Flow
	Sale Securities	Hedges	Total

	(In thousands)

Beginning balance	$(105,579)	$58,420	$(47,159)
Unrealized net gain (loss) for the period	17,901	(19,442)	(1,541)
Reclassification adjustments:
Securities sold	(2,751)	-	(2,751)
Other-than-temporary impairment of securities	202	-	202
Hedging net gain recognized in earnings	-	(14,165)	(14,165)

Ending balance	$(90,227)	$24,813	$(65,414)

14. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company seeks to manage its interest rate risk exposure to the effects of interest rate changes. Such interest rate risk may arise from the issuance and forecasted rollover of short-term liabilities or from liabilities with a contractual variable rate based on LIBOR. The Company may use interest rate swaps and interest rate swap forwards designated as hedges, and undesignated derivatives, to manage this interest rate risk. Derivative instruments are carried at fair value.

The following table is a summary of the Company’s derivative instruments:

		Notional			Estimated Net
		Amount	Assets	Liabilities	Fair Value

	Count	(In thousands)

Interest rate swaps - designated	185	$5,963,800	$35,207	$(25,545)	$9,662
Undesignated:
Interest rate swaps	12	401,000	132	(1,779)	(1,647)
Interest rate floors	5	496,544	-	(4,210)	(4,210)
Credit default swaps - protection buyer	10	33,000	393		393
Credit default swaps - protection seller	17	53,000	913	(30)	883
Total return swaps	16	51,592	1,398	-	1,398

	245	$6,998,936	$38,043	$(31,564)	$6,479

Cash Flow Hedging Strategies

Hedging instruments are designated, as appropriate, as cash flow hedges based upon the specifically identified exposure, which may be an individual item or a group of similar items. Hedged exposure is primarily interest expense on forecasted rollover/reissuance of repurchase agreements for a specified future time period and the hedged risk is the variability in those payments due to changes in the benchmark interest rate. Hedging transactions are structured at inception so that the notional amounts of the hedges are matched with an equal amount of repurchase agreements forecasted to be outstanding in that specified period for which the borrowing rate is not yet fixed. Cash flow hedging strategies include the utilization of interest rate swaps and interest rate swap forwards. Any ineffectiveness in the hedging relationship is recognized in interest expense during the period in which it arises. Prior to the end of the specified hedge period, the effective portion of all contract gains and losses excluding the net interest accrual is recorded in other comprehensive income or loss. Realized gains and losses on terminated contracts are maintained in other comprehensive income until reclassified into earnings as an adjustment to interest expense over the contract’s original life. Hedging instruments under these strategies are deemed to be designated to the outstanding repurchase agreements and the forecasted rollover thereof. As of March 31, 2007, the maximum length of time over which the Company was hedging its exposure to the variability of future cash flows for forecasted transactions is approximately nine years.

For the three months ended March 31, 2007 and 2006, the Company recognized a net decrease to interest expense of $14.2 million and $0.6 million, respectively, related to designated cash flow hedging. Included in these amounts was the effect of ineffectiveness, which decreased interest expense $21,000 and $0.6 million for the three months ended March 31, 2007 and 2006, respectively. The weighted average fixed rate payable on the cash flow hedges as of March 31, 2007 and 2006 was 4.75% and 4.25%, respectively. As of March 31, 2007 and 2006, the Company held 185 and 201 designated interest rate swaps with notional amounts outstanding of $6.0 billion and $5.5 billion, respectively. Based on amounts included in the accumulated other comprehensive loss as of March 31, 2007 from designated interest rate swaps, the Company expects to recognize a decrease of $41.1 million in interest expense over the next twelve months.

Undesignated Interest Rate Swaps

As of March 31, 2007, the Company held 12 undesignated interest rate swaps with notional amounts of $401.0 million. Accordingly, changes in fair value of these derivatives are recorded in net gain on derivatives in the condensed consolidated statement of operations. As of March 31, 2007, the undesignated interest rate swaps had a gross positive and gross negative fair value of $132,000 and $1.8 million, respectively, recorded in derivative assets and liabilities in the condensed consolidated balance sheet. The weighted average fixed rate payable on the undesignated interest rate swaps as of March 31, 2007 was 5.17%. For the three months ended March 31, 2007 and 2006, the Company recognized a net loss of $0.5 million and net gain of $0.7 million on derivatives, respectively, related to undesignated interest rate swaps.

Undesignated Interest Rate Floors

As of March 31, 2007, the Company held five interest rate floors with notional amounts in the aggregate of $496.5 million that were not designated as hedges. As of March 31, 2007, the floors had a net negative fair value of $4.2 million recorded in derivative liabilities in the condensed consolidated balance sheet. In connection with the five interest rate floors, the Company received payments totaling $4.4 million at inception of the floors, $0.5 million of these payments were received during the first quarter of 2007. In return for these payments the Company will make payments based on the spread in rates, if a one-month LIBOR rate decreases below a certain agreed upon contractual rate. The payments on each individual floor would be paid based on the amortizing notional balance of the respective floor. For the three months ended March 31, 2007, the Company recognized a net loss of $0.6 million in net gain on derivatives related to the floors.

Credit Default Swaps

As of March 31, 2007, the Company held 27 credit default swaps (“CDS”), with an aggregate notional amount of $86.0 million. The Company has sold protection on 17 of the CDS with a notional of $53.0 million and bought protection on 10 CDS with a notional of $33.0 million. As of March 31, 2007, these CDS had a net fair value of $1.3 million, recorded in derivative assets in the condensed consolidated balance sheet. For the three months ended March 31, 2007 and 2006, the Company recognized net gain of $0.9 million and $0.7 million in net gain on derivatives, respectively, related to CDSs.

Total Return Swaps

The Company held 16 total return swaps as of March 31, 2007, for which we receive the total return and pay a specified interest rate, with a notional amount of $51.6 million and a fair value of $1.4 million, recorded in derivative assets in the condensed consolidated balance sheet. For the three months ended March 31, 2007, the Company recognized a net gain of $0.3 million in net gain on derivatives related to total return swaps.

15. COMMITMENTS

The timing and amount of additional funding on certain bank loans are at the discretion of the borrower. The Company had unfunded lending commitments of $27.1 million as of March 31, 2007.

16. SUBSEQUENT EVENTS

On April 20, 2007, the Company announced that it has entered into a definitive agreement to acquire Deerfield & Company LLC (“Deerfield”), the parent of the Company’s external manager, Deerfield Capital Management, LLC (the “Manager”), from Triarc Companies, Inc. ("Triarc"), which owns a controlling interest in Deerfield, and Deerfield's other members.

The definitive Agreement and Plan of Merger, dated as of April 19, 2007 (the "Merger Agreement"), was entered into by and among the Company, DFR Merger Company, LLC, an Illinois limited liability company and a wholly-owned subsidiary of Deerfield Triarc Capital LLC ("Buyer Sub") formed in April of 2007 for the purpose of executing the Merger Agreement, Deerfield, and Triarc as the sellers' representative. Simultaneously with the execution of the Merger Agreement, the Company also entered into a Registration Rights Agreement, dated as of April 19, 2007 (the "Registration Rights Agreement"), with Triarc Deerfield Holdings, LLC (a subsidiary of Triarc) and Triarc as the sellers' representative.

Set forth below are brief descriptions of the material terms and conditions of each of the Merger Agreement and the Registration Rights Agreement. For a more complete discussion please see the Merger Agreement, which was filed with the SEC as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 24, 2007, and the Registration Rights Agreement, which was filed with the SEC as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 24, 2007.

MERGER AGREEMENT

Upon the terms and subject to the conditions set forth in the Merger Agreement, at the contemplated effective time, Buyer Sub will be merged with and into Deerfield, the result of which will be that Deerfield will become an indirect wholly-owned subsidiary of the Company (the "Merger").

The aggregate consideration to be paid by Company in connection with the Merger is approximately $290 million, consisting of $145 million in cash and approximately 9.6 million shares of Company common stock (which had a value of approximately $145 million based on the average of the closing price of the Company’s common stock on the New York Stock Exchange over the 10 trading days prior to and including April 18, 2007), subject to various adjustments, including the deduction of an amount equal to the principal amount of debt outstanding of Deerfield (together with all accrued and unpaid interest).

The Merger Agreement also permits Deerfield, prior to the effective time of the Merger, to distribute to its members up to approximately $6.0 million of cash (plus amounts for taxes relating to pre-closing periods), and requires Deerfield to distribute to its members, prior to the effective time of the Merger, approximately 309,000 shares of Company common stock currently owned by Deerfield.

Approximately 2.5 million shares of the Company common stock being issued pursuant to the Merger Agreement will be deposited into an escrow account (the "Escrow Fund") and will be available to satisfy the post-closing indemnification and other payment obligations of the pre-closing members of Deerfield. Subject to certain limitations (including caps and baskets) and qualifications, the Merger Agreement contains customary indemnification provisions for the benefit of the Company as well as the pre-closing members of Deerfield. Barring any outstanding indemnification claims, the Escrow Fund will terminate one year from the closing date of the Merger, and any remaining shares of Company common stock and other assets in the Escrow Fund will be released to the pre-closing members of Deerfield, including Triarc.

The Company and Buyer Sub, on the one hand, and Deerfield and Triarc (as the sellers' representative), on the other hand, have made customary representations, warranties, covenants and agreements to each other in the Merger Agreement. The completion of the Merger is subject to the satisfaction or waiver of conditions customary to transactions of this type including, among others:

•	the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended;

•

the approval of the issuance of shares of Company common stock in the Merger by the Company's stockholders representing (1) a majority of the votes cast at a meeting to approve such matter and (2) a majority of the votes cast by stockholders not affiliated with Deerfield;

•	the Company having obtained debt financing for the aggregate cash consideration payable in the Merger and related fees and expenses;

•	Deerfield having obtained consents from the requisite number of its clients with respect to the Merger;

•	the resale registration statement contemplated by the Registration Rights Agreement having been declared effective by the SEC;

•	the Company having furnished to Deerfield the requisite REIT qualification opinion; and

•	the satisfaction by Triarc of certain put rights held by certain Deerfield members should they be exercised.

The closing of the Merger is expected to occur in the third quarter of 2007. When the transaction closes, the Company will discontinue the use of "Triarc" in its name.

The Merger Agreement also contains certain customary termination rights for both the Company and Deerfield, including the right of either party to terminate the Merger Agreement if the closing of the Merger has not occurred by October 19, 2007. In addition, Deerfield has the right to terminate if the Company has not obtained a debt financing commitment reasonably satisfactory to the Company and Triarc by May 19, 2007, and both the Company and Deerfield have the right to terminate if the Company has not obtained a debt financing commitment reasonably satisfactory to the Company and Triarc by June 19, 2007.

REGISTRATION RIGHTS AGREEMENT

The Registration Rights Agreement, which was entered into by the Company, Triarc Deerfield Holdings, LLC and Triarc, as the sellers' representative (but may be subsequently entered into by any and all of the other members of Deerfield), provides, among other things, that the Company must file, no later than 30 days after entering into the Registration Rights

Agreement, a registration statement to permit resales of the shares of Company common stock being issued pursuant to the Merger Agreement. The Company must use commercially reasonable efforts to keep the registration statement continuously effective (subject to specified limitations) for a period of two years or until such shares of Company common stock cease to be registrable securities under the Registration Rights Agreement. In addition, the Registration Rights Agreement grants additional "demand" and "piggyback" registration rights to holders of shares of Company common stock issued in connection with the Merger that continue to be registrable securities under the Registration Rights Agreement after the resale registration statement described above is no longer required to be kept effective.

REVOLVING WAREHOUSE FUNDING FACILITY

On April 6, 2007, the Company amended the term of the warehouse funding agreement with Wachovia Capital Markets, LLC to extend the overall term of the facility an additional year to expire on March 10, 2009, subject to annual renewal, and adjusted the annual renewal date to April 8, 2008.

DIVIDEND

On April 23, 2007, the Company declared a cash dividend of $0.42 per share on its common stock for the first quarter of 2007. The record date for the cash dividend was May 7, 2007, and the payment date will be May 30, 2007.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements in this discussion regarding the industry outlook, our expectations regarding the future performance of our business, and the other non-historical statements in this discussion are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in this quarterly report on Form 10-Q on page 2 under the title “Special Note Regarding Forward Looking Statements” and our Annual Report on Form 10-K filed March 14, 2007 in “Part I - Item 1A. Risk Factors.” You should read the following discussion together with our condensed consolidated financial statements and notes thereto included in “Part I - Item 1. Financial Statement” on this Form 10-Q.

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

Real Estate Investments:	Corporate Investments:

Residential mortgage-backed securities, or RMBS	Senior secured and unsecured loans
Commercial mortgage-backed securities, or CMBS	Mezzanine loans
Commercial real estate loans	High yield corporate bonds
Collateralized debt obligations, or CDOs	Distressed and stressed debt securities
Equity securities
Credit default swaps
Other investments

The following is a summary of our portfolio as of March 31, 2007:

	March 31, 2007

	Carrying	% of Total
Principal Investments	Value	Investments

	(In thousands)

Real Estate Investments:
Residential mortgage-backed securities (1)	$7,872,496	87.9%
Commercial real estate loans and securities (2)	44,637	0.5%
Asset-backed securities held in CDO (3)	282,445	3.2%

	8,199,578	91.6%

Corporate Investments:
Corporate loans and securities:
Corporate leveraged loans (4)	458,018	5.1%
High yield corporate bonds	10,197	0.1%
Assets held in CLO (5)	282,501	3.1%
Equity securities	6,569	0.1%
Other investments	2,987	0.0%

	760,272	8.4%

Total Investments	8,959,850	100.0%

Allowance for loan losses	(3,800)

	$8,956,050

_______________

(1)	Residential mortgage-backed securities are agency or AAA rated and includes both trading and available-for sale interest-only strip securities with a fair value of $9.4 million and $47.8 million.
(2)	Commercial real estate loans and securities include $10.9 million of participating interests in commercial mortgage loans.
(3)

Asset-backed securities held in CDO include RMBS (non-agency), CMBS and asset-backed securities, or ABS, in the amount of $231.1 million, $35.8 million, and $15.5 million, respectively. The real-estate assets (RMBS & CMBS) represented 94.5% of the ABS held in CDO. For a further discussion of these investments see “Financial Condition – Asset-backed Securities Held in CDO” discussed later in this section.

(4)

Corporate leveraged loans exclude credit default swaps with an estimated net fair value of $1.3 million and a $86.0 million gross notional value, total return swaps with an estimated net fair value of $1.4 million and a $51.6 million notional value and this amount is reported gross of the $3.8 million of allowance for loan losses.

(5)	Assets held in CLO include syndicated bank loans of $274.0 million and high yield corporate bonds of $8.5 million.

We completed an initial private offering of 26,923,139 shares (excluding 403,847 restricted shares) of our common stock in December 2004 in which we raised net proceeds of approximately $378.9 million. We completed our initial public offering of 25,000,000 shares of our common stock, including 24,320,715 newly issued shares sold by us and 679,285 shares sold by selling stockholders, in July 2005, in which we raised net proceeds of approximately $363.1 million. We applied the proceeds that we received from our initial public offering to pay down repurchase agreement obligations in order to create additional leveraging capacity. We have since re-leveraged our investment portfolio and have invested the proceeds of that new leverage as well as the proceeds from our initial private offering of common stock in a portfolio of RMBS and alternative corporate investments with total invested assets, as of March 31, 2007, of $9.0 billion.

We are externally managed by Deerfield Capital Management LLC, or the Manager, a fixed income asset manager and a Securities and Exchange Commission, or SEC, registered investment adviser. The Manager is a wholly-owned subsidiary of Deerfield & Company LLC, or Deerfield. On April 20, 2007, the Company announced that it has entered into a definitive agreement to acquire Deerfield, the parent of the our Manager, from Triarc Companies, Inc. ("Triarc"), which owns a controlling interest in Deerfield, and Deerfield's other members. Please refer to the “Recent Developments” section later in this document for more information on this agreement.

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

Trends

The following trends may also affect our business:

Interest rate environment. Since mid 2006, short-term financing rates have remained almost constant, while the rest of the yield curve has been fairly range-bound. With respect to our existing RMBS portfolio, which contains both hybrid adjustable and fixed-rate RMBS, any short-term financing rate increases should result in minor decreases in our net interest income, as we would expect the decrease in margin would be largely offset by our hedging efforts. Additionally, since the hybrid adjustable mortgages contain caps on the interest rate, a significant rise in rates after the initial fixed rate period would also result in a decrease in interest income if the financing rate is higher than the capped rate. With respect to our existing and future floating rate investments such as loans, interest rate increases should result in increases in our net interest income because our floating rate assets are greater in amount than the related floating rate liabilities. Similarly, such an increase in interest rates should generally result in an increase in our net interest income on future fixed rate investments made by us because our fixed rate assets would be greater in amount than our liabilities. However, we would expect that our fixed rate assets would decline in value in a rising interest rate environment and our net interest spreads on fixed rate assets could decline to the extent they are financed with floating rate debt. We have engaged in interest rate swaps to hedge a significant portion of the risk associated with changes in interest rates. However, because we do not hedge 100% of the amount of short-term financing outstanding, increases in interest rates will likely result in a decline in the net interest income of our portfolio, net of hedges. Similarly, decreases in interest rates will likely result in an increase in our net interest income.

Shape of the yield curve. During 2005 and 2006, the yield curve experienced significant “flattening” as short term rates increased at a greater rate than long term rates. For example, between December 31, 2005 and December 31, 2006, the yield curve became inverted, with the yield on the three-month U.S. Treasury bill increasing by 92 basis points and the yield on the three-year U.S. Treasury note increasing by 41 basis points. Between December 31, 2006 and March 31, 2007, the inversion on the short-end became even more pronounced, with the yield on the three-month U.S. Treasury bill decreasing by less than one basis point and the yield on the three-year U.S. Treasury note decreasing by 18 basis points. As of March 31, 2007, the yield on the three-month U.S. Treasury bill was 5.03% versus a yield of 4.53% on the three-year U.S. Treasury note. Given the economic environment and the current “inversion” of the U.S. Treasury curve, it is difficult to predict if the yield curve will continue to be inverted or if a steepening will occur in the future. With respect to our RMBS portfolio, should there be a steepening of the yield curve, we would likely experience increases in our net interest income, as the financing of our RMBS investments is usually shorter in term than the fixed rate period of our RMBS portfolio, which is heavily weighted towards hybrid adjustable rate RMBS. Similarly, should the inversion magnify, we would likely experience decreases in our net interest income. Our hedging program will offset some of the impact of changes in the shape of the yield curve. However, since we do not hedge 100% of our interest rate exposure, the impact from the swaps will not fully offset the impact to net interest income.

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

Credit spreads. The credit markets have experienced tight credit spreads due to the robust demand for lending opportunities. With respect to our credit portfolio, which includes commercial mortgage loans, asset-backed securities held in a CDO, bank loans, high yield corporate bonds and other corporate securities, and which accounts for 12.1% of our total portfolio as of March 31, 2007, a narrowing or widening of credit spreads could result in a decrease or increase, respectively, in the net interest income on future credit-oriented investments.

Subprime mortgages. Recently, the subprime mortgage-banking environment has been experiencing considerable strain from rising delinquencies and liquidity pressures and several subprime mortgage lenders have failed. Certain subprime lenders have been unable to obtain further financing and may not be able to satisfy outstanding debt obligations. Higher default rates in the subprime mortgage market have increased the risk of losses and volatility of interest rate spreads in that market sector, which has negatively impacted the market value and therefore our book value. As of March 31, 2007, our total holdings of subprime mortgages was $179.2 million (par amount) held in Pinetree CDO Ltd, or Pinetree. If our Pinetree portfolio experiences significant downgrades, we may be forced to realize some of those losses, which will have the effect of reducing our net income. Similarly, if the mortgages underlying these investments begin to perform below our expectations, we could experience reduced net interest income from Pinetree. As of March 31, 2007, we have accumulated a net $15.8 million of unrealized loss related to asset-backed securities held in Pinetree reflected as a reduction of other comprehensive income in stockholders’ equity while our economic risk is $12.0 million, which represents our total equity investment in Pinetree. Any realized losses in excess of our equity investment would be borne by the debt holders.

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

As of March 31, 2007, our RMBS portfolio had an unamortized net premium of $80.0 million, $58.8 million excluding the stripped securities, included in the cost basis of our available-for-sale RMBS securities. The current weighted average life of the portfolio was 3.6 years, which represents the average number of years for which each dollar of unpaid principal remains outstanding. We currently estimate approximately 50% of the net premium amortization will be realized over 3.6 years.

Loans

Our investments in loans are classified either as loans held for sale and carried on the condensed consolidated balance sheet at the lower of cost or fair market value or as held for investment (referred to as “Loans” on the condensed consolidated balance sheet) and carried at amortized cost, with any premium or discount being amortized or accreted to income, and an allowance for loan losses, if necessary. We determine fair value for our loans held for sale using price estimates provided by an independent pricing service or dealer quotes which are reviewed by us for reasonableness. If we are unable to obtain estimates from these primary sources, our valuation committee determines estimated fair value based on some or all of the following: (i) current financial information of the borrowing company and performance against its operating plan; (ii) changing value of collateral supporting the loan; (iii) changes to the market for the borrowing company’s service or product and (iv) present value of projected future cash flows. If an individual loan’s fair market value is below its cost, a valuation adjustment is recognized in net gain (loss) on loans in our statement of operations and the loan’s carrying value is adjusted. This valuation allowance is recoverable in future periods. We accrue interest income based on the outstanding principal amounts of the loans and their contractual terms.

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

We have one impaired loan in our portfolio as of March 31, 2007, which was placed on non-accrual status in 2006, and we determined that an allowance for loan losses was required. An allowance for loan losses was established for the excess of the amortized cost basis of the loan over the discounted expected future cash flows.

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

We are not required to account for the derivative contracts using hedge accounting, as described above. If we decide not to designate the derivative contracts as hedges and monitor their effectiveness as hedges, or if we enter into other types of derivative financial instruments that do not meet the criteria to be designated as hedges, changes in the fair values of these instruments are recorded in current earnings. One such derivative instrument is a credit default swap, or CDS, in which we act as the protection seller and receive a premium for taking the risk of paying the protection buyer for the notional amount of the contract and taking title to the referenced entity’s obligation upon the occurrence of a credit event, as defined in the CDS. The fair value of the CDS depends on a number of factors, primarily premium levels that are dependent on credit spreads. The CDS contracts are valued using market quotes provided from prominent broker dealers in the CDS market.

Equity Compensation

We account for the restricted stock and stock options granted to the Manager in accordance with the consensus in Issue 1 of EITF No. 96-18, Accounting for Equity Instruments that are issued to other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Pursuant to EITF No. 96-18, the stock and options granted prior to January 1, 2006, were originally recorded at fair value in stockholders’ equity, with an offsetting entry to deferred equity compensation (a contra-equity account). In accordance with the requirements of SFAS No. 123 (revised 2004), Share-Based Payment, effective January 1, 2006, we eliminated the deferred compensation equity balance through an offsetting reduction of additional paid-in capital. This reclassification had no impact on our total stockholders’ equity. The expense relating to share-based compensation is amortized using the graded vesting attribution method over the vesting period. In addition to recognizing share-based compensation expense, an equivalent contribution to additional paid-in capital is recognized. The fair value of stock and options is re-measured and adjusted quarterly for unvested shares and options. Changes in such fair value are reflected in the amortization expense recognized in that quarter on a retrospective basis and in future quarters until the stock and options are fully vested. As a result, changes in our stock price can cause volatility in our financial results as reported under GAAP.

Variable Interest Entities

In accordance with Financial Accounting Standard Board, or FASB, Interpretation 46R, Consolidation of Variable Interest Entities, or FIN 46R, we identify any potential variable interest entities, or VIEs, and determine if the assets, liabilities, noncontrolling interests, and results of operations of a VIE need to be included in our condensed consolidated financial statements. A company that holds variable interests in a VIE will need to consolidate that entity if the company’s interest in the VIE is such that the company will absorb a majority of the VIE’s anticipated losses and/or receive a majority of the VIE’s expected residual returns and therefore be deemed the primary beneficiary. This analysis may involve significant judgments about projected cash flows of the VIE. We consolidate two VIEs, Market Square CLO Ltd., or Market Square and Pinetree CDO Ltd, or Pinetree, in our condensed consolidated financial statements.

Income Taxes

We have elected to be taxed, and intend to continue to qualify, as a REIT. As a result, we do not expect to pay substantial corporate-level income taxes. Many of the requirements for REIT qualification, however, are highly technical and complex. If we failed to meet each of these requirements and did not qualify for certain statutory relief provisions, we would be subject to federal and state income tax, which could have a material adverse impact on our results of operations and amounts available for distributions to our stockholders. However, we operate taxable REIT subsidiaries, or TRS, which maybe subject to corporate-level income taxes.

Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The adoption of FIN 48 effective January 1, 2007 did not have a material impact on our consolidated financial statements.

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

The following table summarizes the carrying value of our investment portfolio by balance sheet classification, excluding credit default swaps and total return swaps, at March 31, 2007:

	Carrying Value

	Available-for-	Trading	Other	Loans Held
Security Description	Sale Securities	Securities	Investments	For Sale	Loans	Total

	(In thousands)

RMBS (agency/AAA)	$7,591,965	$280,531	$-	$-	$-	$7,872,496

Corporate leveraged loans (1)	-	-	-	-	422,304	422,304
Commercial mortgage-backed assets (2)	2,534	-	-	10,853	31,250	44,637
Equity securities	-	-	6,569	-	-	6,569

Total structured and syndicated assets	2,534	-	6,569	10,853	453,554	473,510
Assets held in CLO (3)	8,473	-	-	274,028	-	282,501
Asset-backed securities held in CDO (4)	282,445	-	-	-	-	282,445
High yield corporate bonds	10,197	-	-	-	-	10,197
Other investments and loans (5)	2,987	-	-	35,714	-	38,701

Total alternative assets	306,636	-	6,569	320,595	453,554	1,087,354

Total invested assets	$7,898,601	$280,531	$6,569	$320,595	$453,554	$8,959,850

Allowance for loan losses					(3,800)

					$449,754

_________

(1)

Corporate leveraged loans exclude credit default swaps with an estimated net fair value of $1.3 million and a $86.0 million gross notional value, total return swaps with an estimated net fair value of $1.4 million and a $51.6 million notional value and this amount is reported gross of the $3.8 million allowance for loan losses.

(2)	Commercial mortgage-backed assets include $10.9 million of participating interests in commercial mortgage loans.
(3)	Assets held in CLO include high yield corporate bonds of $8.5 million.
(4)

Asset-backed securities held in CDO include RMBS (non-agency), CMBS and ABS in the amount of $231.1 million, $35.8 million, and $15.5 million, respectively. The real-estate assets (RMBS and CMBS) represented 94.5% of the Asset-backed securities held in CDO.

(5)	Other investments and loans include $35.7 million of non-structured and syndicated corporate leveraged loans.

Mortgage-Backed Securities

The table below summarizes the valuation adjustments on our available-for-sale agency issued and AAA-rated RMBS investments:

	March 31, 2007

		Interest-only &
		Principal-only
	RMBS	Securities	Total

	(In thousands)

Par amount (1)	$7,580,300	$5,971	$7,586,271
Unamortized premium	66,815	22,630	89,445
Unamortized discount	(7,976)	(1,488)	(9,464)

Amortized cost	7,639,139	27,113	7,666,252
Unrealized gains	4,665	746	5,411
Unrealized losses	(79,698)	-	(79,698)

Estimated fair value	$7,564,106	$27,859	$7,591,965

______

(1)	The par amount for interest-only and principal-only securities has been reduced by $0.2 million of other-than temporary impairment recognized for the three months ended March 31, 2007.

As of March 31, 2007, we held 240 RMBS securities classified as available-for-sale with a fair value of $5.8 billion, valued below cost, of which 212 securities with a fair value of $5.1 billion were valued below cost for greater than twelve months. During the three months ended March 31, 2007, we recognized a $0.2 million of other-than-temporary impairment related to our interest-only securities. The expected future cash flows for all of these securities are primarily dependent upon contingent factors such as interest rates and prepayments that are dependent on a variety of market factors. We used updated cash flow projections generated from third party software to determine the amount of the impairment. As a result of the impairment charge, certain of these securities were written down to the then-current fair value, and the unrealized loss transferred from accumulated other comprehensive loss to the net gain (loss) on available-for-sale securities in the condensed consolidated statements of operations.

As of March 31, 2007, excluding the interest-only and principal-only strips, our available-for-sale RMBS portfolio had a net amortized cost of 100.8% of the face amount. The RMBS (excluding the stripped securities) are valued below par as of March 31, 2007 because the weighted-average interest rate is lower than prevailing market rates. As of March 31, 2007, the relative fair value of our RMBS portfolio versus its amortized cost increased from December 31, 2006 largely due to a decrease in prevailing market interest rates. Our total RMBS net premium amortization expense for the three months ended March 31, 2007 and 2006 was $6.3 million, and $5.7 million, respectively. As of March 31, 2007, we had unamortized net premium of $80.0 million, $58.8 million excluding the stripped securities, included in the cost basis of our available-for-sale RMBS securities. As of March 31, 2007, the current weighted average life of the portfolio was 3.6 years, which represents the average number of years for which each dollar of unpaid principal remains outstanding. We currently estimate approximately 50% of the net premium amortization will be realized over this period.

Net portfolio duration, which is the difference between the duration of the RMBS portfolio and the duration of repurchase agreements, adjusted for the effects of our interest rate swap portfolio, is (0.09) years as of March 31, 2007. In order to fully assess the possible impact of a change in interest rates on the RMBS portfolio, the reader should consider not only the duration, but also the portfolio’s leverage (see discussion of leverage on page 42).

As of March 31, 2007, our agency issued and AAA-rated RMBS totaled $6.1 billion and $1.8 billion, respectively. The following table details our RMBS holdings as of March 31, 2007, of which $7.6 billion and $280.5 million are classified as available-for-sale securities and trading securities, respectively:

			Weighted Average

	Par and						Constant
	Notional	Estimated		Months to	Yield to	Contractual	Prepayment	Modified
Security Description (1)	Amount	Fair Value	Coupon	Reset (2)	Maturity	Maturity	Rate (3)	Duration (4)

	(In thousands)

Hybrid Adjustable Rate RMBS:
Rate reset in 1 year or less	$423,898	$424,884	4.42%	8	5.51%	04/09/35	46.2	0.7
Rate reset in 1 to 3 years	1,181,869	1,175,738	4.74%	31	5.51%	12/24/34	32.4	1.6
Rate reset in 3 to 5 years	3,362,783	3,358,251	5.20%	43	5.50%	10/13/35	30.9	1.6
Rate reset in 5 to 7 years	503,451	504,394	5.60%	66	5.52%	04/02/36	27.9	1.6
Rate reset in 7 to 10 years	419,562	414,710	5.26%	101	5.66%	08/04/35	16.6	3.4

Fixed Rate RMBS:
15 year	59,007	58,443	5.50%	n/a	5.74%	09/12/20	13.4	3.1
30 year	1,878,605	1,878,926	5.92%	n/a	5.74%	02/05/36	17.4	3.4

Total hybrid and fixed rate RMBS	$7,829,175	7,815,346

Other:
Interest-only strips (5)	159,234	20,950	n/m	n/a	14.27%	05/02/35	10.6	(55.7)
Interest-only strips - trading (5)	1,209,038	9,364	n/m	n/a	17.95%	06/04/35	13.0	73.2
Interest-only and principal only strips (5)	59,420	26,836	n/m	n/a	7.09%	03/16/36	13.0	(2.1)

Total other RMBS	$1,427,692	57,150

Total RMBS estimated fair value		$7,872,496

________

(1)	Includes securities classified as both available-for-sale and trading.
(2)	Represents number of months before conversion to floating rate.
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

As of March 31, 2007, the mortgages underlying our hybrid adjustable rate RMBS had fixed interest rates for a weighted average period of approximately 44 months, after which time the interest rates reset and become adjustable. The average length of time until contractual maturity of those mortgages was approximately 29 years from date of issuance as of March 31, 2007.

After the reset date, interest rates on our hybrid adjustable rate RMBS float based on spreads over various LIBOR indices. These interest rates are subject to caps that limit the amount the applicable interest rate can increase during any year, known as an annual cap, and through the maturity of the applicable security, known as a lifetime cap. As of March 31, 2007, the weighted average lifetime rate cap for the portfolio was 10.5%, the weighted average maximum increase in the first year, or initial cap, that the rates are adjustable was increases of 4.2%, and the weighted average maximum annual increase for years subsequent to the first year was 2.0%.

Interest-only strips are purchased primarily as duration management tools or to enhance overall yields. Some of these positions are classified in trading securities as they are held principally for the purpose of selling them in the near term, however, management may decide to hold these securities for a longer period of time. All other interest-only strips are classified as available-for-sale.

The following table, in thousands, summarizes our RMBS (available-for sale and trading), according to their weighted average life:

	March 31, 2007

	Estimated
	Fair	Amortized
Weighted Average Life	Value	Cost

Greater than one year and less than five years	$6,436,293	$6,492,296
Greater than five years and less than ten years	1,140,163	1,148,378
Greater than ten years	296,040	306,839

Total	$7,872,496	$7,947,513

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

The actual weighted average lives of the RMBS in our investment portfolio could be longer or shorter than the estimates in the table above depending on the actual prepayment rates experienced over the lives of the applicable securities and the sensitivity to changes in both prepayment rates and interest rates. RMBS are recorded in available-for-sale securities and trading securities in the condensed consolidated balance sheet.

Asset-Backed Securities Held in CDO

Pinetree, one of our qualified REIT subsidiaries, is a VIE under FIN 46R and we are the primary beneficiary of the VIE. We own all of the equity interest in Pinetree, which were issued to us as preference shares and ordinary shares for an aggregate purchase price of $12.0 million. The ABS held in Pinetree are included in available-for-sale securities. We accrue interest income on the ABS and interest expense on the long-term debt in the condensed consolidated statements of operations. Pinetree is a bankruptcy remote entity and although we consolidate 100% of the assets and liabilities of Pinetree which has resulted in an accumulated net $15.8 million of unrealized loss related to asset-backed securities held in CDO reflected as a reduction of other comprehensive income in stockholders’ equity while our economic risk is limited to $12.0 million, which represents the our total equity investment in the CDO. Any realized losses in excess of our equity investment would be borne by the debt holders. We do not believe any of the securities in Pinetree are other than temporarily impaired as of March 31, 2007.

The following table summarizes the Pinetree investments by asset class as of March 31, 2007:

			Estimated	Weighted
	Par	Amortized	Fair	Average
Asset Class	Amount	Cost	Value	Life

	(In thousands)			(In years)

Residential B/C mortgage	$179,173	$178,255	$165,870	2.71
Residential A mortgage	33,742	33,359	32,595	4.36
Home equity loan	34,702	34,409	32,597	2.55
CMBS conduit	32,000	31,763	31,328	5.92
CMBS large loan	4,585	4,586	4,534	0.82
ABS collateralized bond obligation	8,258	8,194	7,855	2.85
Credit card	3,000	3,101	3,066	1.16
Student loan	1,357	1,357	1,385	3.56
Automobile loan	2,000	2,000	1,990	3.24
Small business loan	1,243	1,243	1,225	3.27

Total	$300,060	$298,267	$282,445	3.21

As of March 31, 2007, Pinetree held $282.4 million of ABS classified as available-for-sale securities and $6.8 million of restricted cash and cash equivalents, which are generally being utilized to purchase additional ABS and pay distributions to debt and equity holders. The ABS are backed primarily by residential mortgages, home equity loans and commercial mortgages. The portfolio is composed of both fixed and floating rate securities, comprising 25.5% and 74.5% of the portfolio, respectively, as of March 31, 2007. The fixed portfolio had a weighted average rate of 5.70% while the variable portfolio has a weighted average spread of 1.97% over LIBOR as of March 31, 2007.

The table below summarizes the Pinetree portfolio by Moody’s rating as of March 31, 2007:

Moody's Rating	% of Total

Aaa	3.61%
Aa1	0.50%
Aa2	0.67%
Aa3	1.67%
A1	0.83%
A2	3.98%
A3	5.28%
Baa1	15.03%
Baa2	33.31%
Baa3	35.12%

100.00%

The Moody’s weighted average rating factor, or WARF, for the Pinetree portfolio as of March 31, 2007 is 392, which equates to a weighted average Moody’s rating of between Baa2 and Baa3. As of March 31, 2007, we held 87 asset-backed securities with a fair value of $220.8 million, valued below cost, of which 43 securities with a fair value of $71.7 million were valued below cost for greater than twelve months. One of these asset-backed securities had been downgraded by a major credit rating agency since its purchase. We reviewed the cash flows for this and certain other asset-backed securities in accordance with our policy and determined that we do not believe any of the asset-backed securities are other-than-temporarily impaired as of March 31, 2007, as we expect to collect all contractual amounts due and have the intent and ability to hold these securities until the value is recovered, which may be to maturity.

Loans and Credit Derivatives

The following summarizes our loan portfolio, excluding credit default swaps and total return swaps, by loan classification at March 31, 2007:

	Carrying Value

	Loans Held
Type of Loan	for Sale (1)	Loans	Total

	(In thousands)

Loans held in CLO	$274,028	$-	$274,028
Corporate leveraged loans	35,714	422,304	458,018
Commercial real estate loans (2)	10,853	31,250	42,103

	$320,595	453,554	774,149

Allowance for loan losses		(3,800)	(3,800)

		$449,754	$770,349

_______________

(1)	Carrying value of loans held for sale is lower of cost or fair value.
(2)	Commercial real estate loans include participating interests in commercial mortgage loans.

Loans Held in CLO

Market Square, one of our qualified REIT subsidiaries, is a VIE under FIN 46R and we are the primary beneficiary of the VIE, causing us to consolidate Market Square. We own 100% of the preference shares, representing substantially all of the equity interest in Market Square, which we purchased for $24.0 million. Market Square also issued several classes of notes aggregating $276.0 million to outside investors. The notes have a weighted average interest rate of LIBOR plus 0.49% and are secured by the loan portfolio. As of March 31, 2007, Market Square had $279.0 million of loans outstanding with a carrying value of $274.0 million, which is included in loans held for sale, $27.2 million of restricted cash and cash equivalents, which are generally utilized to purchase additional loans and pay distribution to debt and equity holders, and $276.0 million of notes payable included in long-term debt. Market Square is a bankruptcy remote entity and although we consolidate 100% of the assets and liabilities of Market Square, it should be noted that our maximum exposure to loss is limited to our initial investment of $24.0 million. The weighted average coupon spread over LIBOR on the loan portfolio was 2.62% and the weighted average contractual maturity was 5.4 years as of March 31, 2007.

The following table summarizes the Market Square loan portfolio as of March 31, 2007:

March 31, 2007

				Weighted Average
			Estimated
Moody's	Par	Carrying	Fair		Contractual
Rating	Value	Value	Value	Spread	Maturity

		(In thousands)

Baa3	$3,500	$2,702	$2,702	2.07%	07/01/07
Ba1	14,472	14,486	14,571	1.68%	06/03/11
Ba2	12,317	12,212	12,266	1.84%	12/08/12
Ba3	49,457	49,463	49,725	2.17%	10/27/12
B1	73,368	70,539	70,874	2.42%	09/09/12
B2	97,250	96,020	96,599	3.01%	10/22/12
B3	25,278	25,251	25,330	3.41%	07/14/12
Caa1	3,368	3,355	3,356	4.12%	03/05/11

	$279,010	$274,028	$275,423	2.62%	08/08/12

The Market Square bank loan portfolio is diversified across 30 Moody’s industries as of March 31, 2007. The Market Square portfolio as of March 31, 2007 has a WARF of 2346, which equates to a weighted average Moody’s rating of between B1 and B2.

Corporate Leveraged Loans

The following table summarizes our corporate leveraged loans as of March 31, 2007:

	March 31, 2007

		Weighted
	Carrying	Average
Type of Loan	Value	Coupon

	(In thousands)

First lien secured	$144,064	10.33%
Second lien secured	222,715	12.10%
Mezzanine	70,708	13.63%
Hold Co.	20,531	13.72%

	458,018	11.85%

Allowance for loan losses	(3,800)

	$454,218

As of March 31, 2007, we had corporate leveraged loans totaling $458.0 million, classified as loans held for investment with the exception of $35.7 million classified as loans held for sale. The mezzanine and Hold Co. loans are generally unsecured. We determined that one of our mezzanine loans in the amount of $8.0 million was impaired and an additional provision for loan losses in the amount of $1.8 million was required for this loan for the three months ended March 31, 2007. This loan is reflected in the above table at its contractual outstanding amount and coupon, rather than net of the $3.8 million allowance for loan loss as of March 31, 2007.

Commercial Real Estate Loans (including participating interests)

As of March 31, 2007, we had invested in junior participation interests in commercial mortgages originated by Hometown Commercial Capital, LLC with a total carrying value of $10.9 million. These loans are classified as held for sale on our condensed consolidated balance sheet.

As of March 31, 2007, we held eight commercial mortgage loans with a carrying value of $31.3 million. These loans are classified as held for investment on our condensed consolidated balance sheet.

Credit Default Swaps

As of March 31, 2007, we held 27 CDSs with an aggregate notional amount of $86.0 million. As of March 31, 2007, these CDSs had a net fair value of $1.3 million, recorded in derivative assets and derivative liabilities in the condensed consolidated balance sheet in the amounts of $1.3 million and $30,000, respectively.

Total Return Swaps

As of March 31, 2007, we held 16 total return swaps with an aggregate notional amount of $51.6 million and an aggregate fair value of $1.4 million recorded in derivative assets.

Equity Securities

As of March 31, 2007, our equity securities had a total carrying value of $6.6 million. Equity securities with a readily determinable fair value are classified as available-for-sale securities in our condensed consolidated balance sheet. All other equity securities are classified as other investments.

Due From Broker

As of March 31, 2007, we had $768.1 million due from broker; all amounts are expected to settle in the following quarter. The due from broker consisted of the following:

• Unsettled RMBS sales - $719.8 million
• Unsettled corporate loans and securities sales - $38.3 million
• Unsettled loans held in CLO sales - $5.2 million
• Swap margin due from broker - $4.8 million

Interest Receivable

As of March 31, 2007, our interest receivable of $51.2 million related to the following:

• RMBS - $40.0 million
• Loans - $8.3 million
• Derivatives - $1.5 million
• Various other investments - $1.4 million

Other Receivables

As of March 31, 2007, other receivables of $11.9 consisted of:

• RMBS Paydowns - $11.0 million
• Loans held in CLO paydowns - $0.5 million
• Miscellaneous - $0.4 million

Prepaid and Other Assets

As of March 31, 2007, prepaid and other assets of $12.4 million consisted of:

• Prepaid assets - $0.6 million
• Debt issue costs - $11.8 million

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

We have entered into interest rate swaps and interest rate swap forwards as a means of mitigating our interest rate risk on forecasted interest expense associated with repurchase agreements for a specified future time period, represented by the term of the interest rate swap contract. An interest rate swap is a contractual agreement entered into by two parties under which each agrees to make periodic payments to the other for a specified period of time based upon a notional amount of principal. Under the most common form of interest rate swap, a series of payments calculated by applying a fixed rate of interest to a notional amount of principal is exchanged for a stream of payments similarly calculated using a floating rate of interest. This is a fixed-floating interest rate swap. We hedge a portion of our short-term debt by entering into fixed-floating interest rate swap agreements whereby we receive the floating rate of interest and pay a fixed rate of interest. An interest rate swap forward is an interest rate swap based on a floating interest rate to be set at an agreed future date at which time the swap becomes effective.

As of March 31, 2007, we had a portfolio of 185 designated interest rate swaps with maturities ranging from July 2007 to August 2016 and a total notional amount of $6.0 billion and a net fair value of $9.7 million. Under the interest rate swap and interest rate swap forward agreements we have in place, we receive interest at rates that reset periodically, generally every one or three months, and usually pay a rate fixed at the initiation of and for the life of the swap agreements. The current market value of interest rate swaps is heavily dependent on the current market fixed rate, the corresponding term structure of floating rates as well as the expectation of changes in future floating rates (yield curve). As expectations of future floating rates change, the market value of interest rate swaps changes. Based on the daily market value of those interest rate swaps and interest rate swap forward contracts, our counterparties may request additional margin collateral or we may request additional collateral from our counterparties to ensure that an appropriate margin account balance is maintained at all times through the maturity of the contracts. As of March 31, 2007, the unrecognized gain on interest rate swap transactions in accumulated other comprehensive loss of $24.8 million includes cumulative deferred gains on terminated swaps of $10.8 million that will be amortized over the original hedging period.

As of March 31, 2007, we held 12 interest rate swaps and five interest rate floors with notional amounts in the aggregate of $401.0 million and $496.5 million, respectively, which were not designated as hedges. Accordingly, changes in fair value of these derivatives are recorded in net gain on derivatives in the condensed consolidated statement of operations. As of March 31, 2007, these interest rate swaps and interest rate floors had a net negative fair value of $1.6 million and $4.2 million, respectively, recorded in derivative liabilities in the condensed consolidated balance sheet. In connection with the interest rate floors, we received aggregate payments of $4.4 million upon inception of the floors, $0.5 million during the first quarter of 2007, and in return will make payments based on the spread in LIBOR rates, if one-month LIBOR decreases below certain agreed upon rates. The payments we may have to make are based on the spread times the amortizing notional balance of the respective floor.

Liabilities

We have entered into repurchase agreements to finance many of our purchases of RMBS. These agreements are secured by RMBS and bear interest rates that have historically moved in close relationship to LIBOR. As of March 31, 2007, we established 17 borrowing relationships with various financial institutions and other lenders. As of March 31, 2007, we had an outstanding repurchase agreement balance with 11 of those counterparties.

As of March 31, 2007, we had outstanding repurchase agreement liabilities of $7.7 billion, including accrued interest, with a weighted-average current borrowing rate of 5.32%. We intend to renew these repurchase agreements as they mature under the then-applicable borrowing terms of the counterparties to the repurchase agreements. As of March 31, 2007, the repurchase agreements were secured by RMBS and other investment securities with an estimated fair value of $7.8 billion and had weighted-average remaining maturities of 33 days. The net amount at risk, defined as fair value of securities sold, including accrued interest income, minus repurchase agreement liabilities, including accrued interest expense, with all counterparties was $120.9 million as of March 31, 2007. See details of the net amount at risk later in this section under the heading “Liquidity and Capital Resources.”

On March 10, 2006, we entered into an up to $300.0 million three-year revolving warehouse funding agreement with Wachovia Capital Markets, LLC (the “Facility”), subject to annual renewal approval. In February we increased the Facility to $375.0 million. Financing under the Facility is secured by assets ranging from large syndicated bank loans to subordinated notes and preferred stock. Advance rates under the Facility vary by asset type. The Facility is available to two bankruptcy remote special purpose vehicles (DWFC, LLC and Deerfield Triarc TRS (Bahamas) Ltd.) and the debt holder has recourse only to the collateral of these entities, which total $430.5 million as of March 31, 2007. We expect to pursue term funding of these assets via securitization in a future CDO. As of March 31, 2007, we had $284.8 million of debt outstanding related to the Facility. The Facility is subject to several non-financial covenants, the most significant of which relate to compliance with laws, maintenance of service agreements, protection of collateral and various notification requirements. We are amortizing $1.2 million of debt issuance costs into interest expense over the term of the Facility. The annual interest rate for the Facility is based on short-term commercial paper rates as defined in the warehouse funding agreement, plus 0.75% for large syndicated loans or plus 0.90% for all other loans. The weighted average rate as of March 31, 2007 was 6.24%

As of March 31, 2007, the Pinetree and Market Square long-term debt issuances bear weighted average interest rates, that reset quarterly, of LIBOR plus 0.55% and 0.49% and based on the last reset date were 5.91% and 5.85%, respectively. As of March 31, 2007, we have $287.7 million and $276.0 million of long-term debt resulting from the Pinetree and Market Square transactions, respectively.

Our trust preferred securities’ interest is payable quarterly at a floating rate equal to LIBOR plus 3.50% per annum and 2.25% per annum for $51.6 million and $72.1 million, respectively, of principal outstanding. This rate was 8.86% and 7.61% for the $51.6 million and $72.1 million, respectively, of principal outstanding as of March 31, 2007.

As of March 31, 2007, we had $557.9 million due to broker; all amounts are expected to settle in the following quarter.

The due to broker consisted of the following:

• Unsettled RMBS purchases - $487.5 million
• Unsettled corporate loans and securities purchases - $52.3 million
• Unsettled loans held in CLO purchases - $16.2 million
• Swap margin due to broker - $1.9 million

Interest payable as of March 31, 2007 of $33.7 million consists of:

• Net accrued interest payable on interest rate swaps - $21.1 million
• Pinetree long-term debt interest payable - $4.1 million
• Revolving warehouse facility long-term debt interest payable - $3.8 million
• Market Square long-term debt interest payable - $3.1 million
• Unsecured junior subordinated interest payable to Trusts - $1.6 million

As of March 31, 2007, we had $3.3 million payable to our Manager for management and incentive fees totaling $1.1 million and $2.2 million, respectively.

As of March 31, 2007, other payables of $1.4 million consisted of:

• Miscellaneous - $0.9 million
• Audit and tax related services - $0.5 million

Stockholders’ Equity

Stockholders’ equity as of March 31, 2007 was $693.3 million and primarily consisted of the following 2007 activity:

• Net unrealized gain on available-for-sale securities - $15.4 million
• Net unrealized loss on cash flow hedges - $33.6 million

•	Contributions to additional paid-in capital related to compensation for restricted stock, common stock grants and option grants to our Manager - $34,000
•	Retained earnings - $22.5 million of net income

Results of Operations

The following section provides a comparative discussion of our condensed consolidated results of operations as of and for the three months ended March 31, 2007 and 2006.

Summary

The following table summarizes selected historical consolidated financial information:

	Three months ended March 31,

	2007	2006

	(Dollars in millions, except for per share data)

Net income	$22.5	$19.2
Dividends (1)	$21.7	$18.6
Net income per share - diluted	$0.44	$0.37
Dividends per share (1)	$0.42	$0.36
Book value per share	$13.40	$13.69
Total invested assets (2)	$8,956.1	$8,922.2
Alternative asset portfolio (2)	$1,087.4	$820.2
Return on equity (3)	12.2%	10.3%
Leverage (4)	12.4	10.9
Adjusted leverage (5)	10.4	10.1

______

(1)	Dividends shown were declared in April 2007 and 2006, but are shown in this schedule as they relate to the three months ended March 31, 2007 and 2006.
(2)	Total invested assets and Alternative assets are reflected net of the $3.8 million of allowance for loan losses.
(2)

Return on equity is calculated by dividing our net income by the weighted average net equity proceeds raised, which represents the proceeds from our initial private placement and initial public offerings, net of all underwriter and discounts and commissions as well as direct offering costs. The return has been multiplied by four to annualize.

(3)	Leverage is calculated by dividing our total debt (principal outstanding on repurchase agreements and long-term debt) by total stockholders’ equity.
(4)

Adjusted leverage is calculated by dividing our total debt (principal outstanding on repurchase agreements and long-term debt) excluding the principal of trust preferred securities by total stockholders’ equity plus the principal of trust preferred securities.

The increase in net income for the three months ended March 31, 2007 compared to the same period in 2006 was primarily attributable to a $5.1 million increase in other income and net gain, offset by a $1.8 million provision for loan losses. Additionally for 2007, although to a lesser extent, our increased diversification into alternative assets increased our net interest income. Our interest income and interest expense both increased for the three months ended March 31, 2007 compared to the same period in 2006 largely because of the higher interest rate environment. We have also increased the overall leverage and adjusted leverage through net increased aggregate borrowings of $345.4 million as of March 31, 2007 compared to the same period in 2006, primarily through the use of our revolving warehouse funding facility and trust preferred debt securities. We utilized this additional leverage primarily to fund our corporate leveraged loans and other alternative assets.

We continue to diversify our overall portfolio mix by increasing our investments into alternative assets, which we define as all assets other than RMBS. As of March 31, 2007, we had $1.1 billion of alternative assets, or 12.1% of our portfolio. Corporate leveraged loans have been the primary focus of our alternative portfolio increasing to total $454.2 million or 5.1% of our total investments for the three months ended March 31, 2007.

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

Net Interest Income

The following table summarizes our interest income:

	Three months ended March 31,			% of total interest income
			Variance
	2007	2006	2007 vs. 2006	Three months ended March 31,

Real Estate Investments:	(In millions)			2007	2006

Residential mortgage-backed securities	$96.0	$84.4	$11.6	78.3%	82.8%
Commercial real estate loans and securities	1.4	0.6	0.8	1.1%	0.6%
Asset-backed securities held in CDO	5.4	4.8	0.6	4.4%	4.7%

Total real estate investments	102.8	89.8	13.0	83.8%	88.1%

Corporate Investments:
Corporate loans and securities:
Corporate leveraged loans	13.3	5.5	7.8	10.9%	5.3%
High yield corporate bonds	0.3	0.2	0.1	0.2%	0.2%
Assets held in CLO	5.7	5.3	0.4	4.6%	5.2%
Tresuries and short-term investments	0.5	0.4	0.1	0.4%	0.4%
Equity securities	-	0.7	(0.7)	0.0%	0.7%
Other investments	0.1	0.1	-	0.1%	0.1%

Total corporate investments	19.9	12.2	7.7	16.2%	11.9%

Total interest income	$122.7	$102.0	$20.7	100.0%	100.0%

The increase in interest income by $20.7 million for the three months ended March 31, 2007 compared to the three months ended March 31, 2006 is primarily attributable to the overall increase in the interest rate environment. Additionally, but to a lesser extent the diversification of our portfolio to higher yielding alternative assets, the corporate leverage loans being the largest contributing factor, also contributed to the increase in interest income for the three months ended March 31, 2007 compared to the same period in the prior year. As of March 31, 2007, our RMBS and alternative portfolio was $7.9 billion and $1.1 billion, respectively, as compared to $8.1 billion and $0.8 billion, respectively, at March 31, 2006.

The following table summarizes our interest expense:

	Three months ended March 31,
			Variance
	2007	2006	2007 vs. 2006

	(In millions)

Repurchase agreements	$97.3	$75.7	$21.6
Designated hedging activity	(14.2)	(5.0)	(9.2)
Long-term debt	14.6	8.1	6.5
Amortization of debt issuance cost	1.2	0.2	1.0
Margin borrowing	-	0.1	(0.1)

Total interest expense	$98.9	$79.1	$19.8

The increase in interest expense of $19.8 million for the three months ended March 31, 2007 was primarily a result of an increase in the overall interest rate environment. The increase in repurchase agreements as well as higher interest rates contributed a $21.6 million increase in 2007, offset by the $9.2 million increased reduction of interest expense from our designated hedging. We are currently in a net-receive position on substantially all of our interest rate swaps due to the higher variable interest rates, which are the basis for our receipt of payments, above the fixed rate payments we are making on these interest rate swaps.

The interest expense related to long-term debt increased by $6.5 million for the three months ended March 31, 2007. We increased our use of leverage through our warehouse funding facility and additional trust preferred securities, which had $284.8 million and $72.1 million, respectively, outstanding as of March 31, 2007, and did not exist as of March 31, 2006.  To a lesser extent, the increase in short-term borrowing rates resulting from the overall rising interest rate environment, partially offset by our hedging activity, also contributed to increased interest expense since our funding sources are primarily tied to short-term interest rates or reset on a relatively short-term basis.

Provision for Loan Losses

We identified one impaired loan held for investment as of March 31, 2007. We determined that a provision for loan losses in the amount of $1.8 million was required for this loan, which represented the excess of the amortized cost basis over the discounted expected future cash flows.

We had not recognized an allowance for loan losses for the three months ended March 31, 2006.

Expenses

The following table summarizes our expenses for the periods presented:

	Three months ended March 31,
			Variance
	2007	2006	2007 vs. 2006

	(In millions)

Base management fee	$3.3	$3.3	$-
Amortization related to restricted stock and options	-	0.4	(0.4)

Total management fee expense to related party	3.3	3.7	(0.4)

Incentive fee to related party	2.2	1.2	1.0

Audit and audit-related fees	0.3	0.2	0.1
Legal fees	0.1	-	0.1
Other professional fees	0.2	0.2	-

Total professional services	0.6	0.4	0.2

Insurance premiums	0.1	0.2	(0.1)

Board of directors fees	0.1	0.2	(0.1)
Banking and other administrative fees	0.1	0.1	-
Software and data feeds	0.1	0.1	-
Other general and administrative fees	0.1	0.1	-

Total general and administrative fees	0.4	0.5	(0.1)

Total expenses	$6.6	$6.0	$0.6

For the three months ended March 31, 2007, our expenses increased by $0.6 million as compared to the same period in 2006. This increase was primarily attributable to an increase in incentive fees of $1.0 million resulting from the increase in our net income. This increase was offset by a decrease in amortization on restricted stock and options of $0.4 million for the three months ended March 31, 2007 compared to the same period in 2006. This decrease is primarily because we use the graded vesting method for expense amortization of the restricted stock and options, which has resulted in a larger amount of the total expense being recognized in the earlier periods of vesting.

Other Income and Gain (Loss)

The following table summarizes our other income and gain (loss) for the periods presented:

	Three months ended March 31,
			Variance
	2007	2006	2007 vs. 2006

	(In millions)

Net realized gain on available-for-sale securities	$2.8	$3.9	$(1.1)
Other-than-temporary impairment on available-for-sale securities	(0.2)	(1.8)	1.6

Net gain on available-for-sale securities	2.6	2.1	0.5

Net realized gain on trading securities	-	-	-
Net unrealized gain (loss) on trading securities	2.6	(1.8)	4.4

Net gain (loss) on trading securities	2.6	(1.8)	4.4

Net realized gain on loans	1.5	0.5	1.0
Net unrealized gain on loans	0.5	-	0.5

Net gain on loans	2.0	0.5	1.5

Net realized gain (loss) on interest rate swaps	0.2	(0.8)	1.0
Net realized gain on credit default swaps	0.6	0.4	0.2
Net realized loss on total return swaps	(0.2)	-	(0.2)
Net unrealized gain (loss) on interest rate swaps	(0.8)	1.5	(2.3)
Net unrealized gain on credit default swaps	0.3	0.3	-
Net unrealized gain on total return swaps	0.6	-	0.6
Net unrealized loss on interest rate floors	(0.7)	-	(0.7)

Net gain on derivatives	-	1.4	(1.4)

Dividend income and other net gain	0.3	0.1	0.2

Total other income and gain	$7.5	$2.4	$5.1

Total net realized gain	$5.2	$4.1	$1.1

Total net unrealized gain (loss)	$2.3	$(1.7)	$4.1

For the three months ended March 31, 2007, other income and gain increased by $5.1 million as compared to the same period in 2006. This increase is primarily attributable to increased gains on trading securities, loans and available-for-sale securities offset by a decline in derivative gains. The trading gains are the net result of favorable changes in interest rates related to residential mortgage-backed securities and interest-only securities in this category. The gain on loans for the three months ended March 31, 2007 was contributed by our corporate leveraged loans and assets held in CLO in the amounts of $1.4 million and $0.6 million, respectively. This compared to corporate leverage loans and assets held in CLO contributing $0.2 million and $0.3 million, respectively to net gains on loans for the three months ended March 31, 2006. The corporate leveraged loans gains includes $0.7 million and $0.2 million of gains related to loan trading activity for the three months ended March 31, 2007 and 2006, respectively. The change in other-than temporary impairment on available-for-sale securities is primarily a result of less unfavorable interest rate changes as it relates to certain inverse-only and digital interest-only securities we hold primarily for duration management and yield enhancement for the three months ended March 31, 2007 compared to 2006. With regard to gains on available-for-sale securities these changes are primarily driven by portfolio decisions to opportunistically reposition the RMBS portfolio.

Income Tax Expense

We have elected to be taxed, and intend to continue to qualify, as a REIT under the Internal Revenue Code, or the Code. Accordingly, we are largely exempt from federal or state income tax to the extent that we distribute all taxable income to our stockholders and meet certain REIT asset; income and ownership tests and record keeping requirements are fulfilled. We continue to make and hold most of our investments and conduct most of our other operations through our wholly owned limited liability company subsidiary. Even if we qualify for exemption from federal taxation as a REIT, we may be subject to some amount of federal, state and local taxes on our taxable income. Deerfield Triarc TRS Holdings, Inc., our domestic taxable

REIT subsidiary, is taxed as a regular subchapter C corporation under the Code. Deerfield Triarc TRS Holdings, Inc. was formed to make, from time to time, certain investments that would not be REIT qualifying investments if made directly by us and to earn income that would not be REIT qualifying income if earned directly by us. For the three months ended March 31, 2007, Deerfield Triarc TRS Holdings, Inc. invested primarily in short-term bank loans and bond trading positions, which contributed to gross taxable income of approximately $0.9 million less tax expense of $0.3 million.

Market Square and Deerfield Triarc TRS (Bahamas) Ltd., or Deerfield Triarc Bahamas, are foreign taxable REIT subsidiaries. Market Square was formed to complete a securitization transaction structured as a secured financing and Deerfield Triarc Bahamas was formed for certain loan investments within the warehouse funding facility. Market Square is organized as an exempted company incorporated with limited liability under the laws of the Cayman Islands, and Deerfield Triarc Bahamas is organized as an international business company under the laws of the Commonwealth of the Bahamas. Both companies are generally exempt from federal and state income tax at the corporate entity level because they restrict their activities in the United States to trading in stock and securities for their own account. Therefore, despite their status as taxable REIT subsidiaries, they generally will not be subject to corporate income tax on their earnings; however, we will generally be required to include their current taxable income in our calculation of REIT taxable income.

Off-Balance Sheet Arrangements

As of March 31, 2007, there have been no material changes in the off-balance sheet arrangements from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Liquidity and Capital Resources

We held cash and cash equivalents of $113.7 million as of March 31, 2007.

Our operating activities used cash of $183.3 million for the three months ended March 31, 2007, primarily through the following:

Net inflows and non-cash adjustments of $31.9 million, consisting of the following:

• Net income - $22.5 million
• Net premium and discount amortization - $7.4 million
• Provision for credit loss - $1.8 million
• Other-than-temporary impairment of available-for-sale securities - $0.2 million

Net change in operating assets and liabilities - $20.9 million

Net outflows and non-cash adjustments totaled $236.1 million, consisting of the following:

• Net purchases of trading securities - $184.5 million
• Proceeds from sales and principal payments on bank loans - $36.6 million
• Net impact of derivatives - $7.9 million
• Net realized gains on available for sale securities - $2.8 million
• Net gains on trading securities - $2.6 million
• Net gain on loans held for sale - $1.5 million
• Unrealized gain from other investment - $0.2 million

Our investing activities used cash of $97.8 million for the three months ended March 31, 2007 primarily for the purchase of available-for-sale securities and loans totaling $1.1 billion, partially offset by principal payments and proceeds from sale of available-for-sale securities of $1.0 billion, principal payments and proceeds from loans of $39.1 million. Restricted cash and cash equivalents increased $6.7 million.

Our financing activities provided cash of $322.3 million for the three months ended March 31, 2007, primarily from net borrowings under repurchase agreements and our revolving warehouse funding agreement of $321.7 million and $27.7 million, respectively. These inflows were offset by payments of dividends, payment made on warehouse funding agreement, debt issuance costs and long-term debt principal payments of $21.7 million, $3.9 million, $1.4 million and $0.1 million, respectively.

Leverage

As of March 31, 2007, our GAAP leverage was 12.4 times equity, which was calculated by dividing our total debt (principal outstanding of repurchase agreements and long-term debt) of $8.6 billion by total stockholders’ equity of $693.3 million, as reported in our GAAP financial statements. However, we define leverage as our total debt of $8.6 billion less trust preferred debt of $123.7 million, divided by adjusted equity which we define as our total stockholders’ equity of $693.3 million plus trust preferred debt of $123.7 million. Due to the nature and term of the trust preferred debt, we believe that this is a reasonable measure for leverage and we utilize this amount for managing our business. Using this methodology our overall leverage was 10.4 times adjusted equity as of March 31, 2007.

The increase in leverage for the three months ended March 31, 2007 is primarily driven by our increased borrowings to fund growth in assets and income. The net increase in principal outstanding related to repurchase agreements and warehouse funding for the three months ended March 31, 2007 was $345.4 million.

Sources of Funds

In addition to our December 2004 initial private offering, and June 2005 initial public offering, our primary source of funding has consisted of net proceeds from repurchase agreements. We have also generated proceeds through long-term debt issuance of Market Square and Pinetree, the issuance of trust preferred debt securities, and in March of 2006, we closed an alternative asset revolving warehouse funding facility with Wachovia Capital Markets, LLC. providing financing up to $375.0 million in borrowing capacity.

The following is a summary of our borrowings as of March 31, 2007 (dollars in thousands):

			Warehouse	Trust
	Repurchase	Term	Funding	Preferred
	Agreements	Financing	Facility	Securities	Total

Outstanding balance	$7,692,228	$563,738	$284,750	$123,717	$8,664,433
Weighted average borrowing rate	5.32%	5.88%	6.24%	8.13%	5.43%
Weighted-average remaining maturity (in years)	0.09	24.60	1.95	29.19	2.16
Fair value of collateral (including accrued interest)	$7,813,150	$607,477	$430,496	n/a	n/m

___________

n/a – not applicable

n/m – not meaningful

Repurchase Agreements. For the three months ended March 31, 2007, repurchase agreements outstanding totaled $7.7 billion, with a weighted-average current borrowing rate of 5.32%, which were primarily used to finance the acquisition of mortgage-related assets. We expect to continue to borrow funds in the form of repurchase agreements. As of March 31, 2007, we had established 17 borrowing arrangements with various investment banking firms and other lenders, 11 of which we had an outstanding repurchase agreement balance as of March 31, 2007. Increases in interest rates could negatively impact the valuation of our mortgage-related assets, which could limit our borrowing ability or cause our lenders to initiate margin calls. Amounts due upon maturity of our repurchase agreements will be funded primarily through the rollover/reissuance of repurchase agreements and monthly principal and interest payments received on our mortgage-backed securities.

 The following table presents certain information regarding the amount at risk related to our repurchase agreements:

		Weighted-Average
		Maturity of Repurchase
	Amount at Risk (1)	Agreements in Days

Repurchase Agreement Counterparties:	(In thousands)	(In days)

Barclays Bank Plc.	$5,163	37
Countrywide Securities Corporation	25,162	38
Credit Suisse Securities (USA) LLC	18,025	33
ING	12,644	25
J.P. Morgan Securities Inc.	815	14
Lehman Brothers Inc.	1,955	16
Merrill Lynch Government Securities Inc.	22,810	25
Merrill Lynch, Pierce, Fenner & Smith Incorporated	72	25
Mitsubishi UFJ Securities (USA), Inc.	4,183	23
Nomura Securities International, Inc.	11,068	27
UBS Securities LLC	19,025	32

Total	$120,922	33

__________

(1)	Equal to the fair value of securities pledged, and related accrued interest receivable, minus repurchase agreement liabilities, and related accrued interest payable.

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

 Distribution Policy

We intend to make regular quarterly distributions of all or substantially all of our REIT taxable income to holders of our common stock. We expect to declare dividends on a quarterly basis and typically late in the month following the quarter end, except for the fourth quarter of the year, which we expect to declare in December in order to avoid additional excise tax. In order to avoid corporate-level income tax on our income, we are required to distribute 100% of our REIT taxable income excluding net capital gains on an annual basis. This requirement can impact our liquidity and capital resources.

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

Recent Developments

On April 20, 2007, we announced entering into a definitive agreement to acquire Deerfield & Company LLC, or Deerfield, the parent of our Manager, from Triarc Companies, Inc., or Triarc, which owns a controlling interest in Deerfield, and Deerfield's other members.

The definitive Agreement and Plan of Merger, dated as of April 19, 2007, or the Merger Agreement, was entered into by and among us, DFR Merger Company, LLC, a wholly-owned subsidiary of us, or Buyer Sub, Deerfield, and Triarc as the sellers' representative. Simultaneously with the execution of the Merger Agreement, we also entered into a Registration Rights Agreement, dated as of April 19, 2007, or the Registration Rights Agreement, with Triarc Deerfield Holdings, LLC (a subsidiary of Triarc) and Triarc as the sellers' representative.

Set forth below are brief descriptions of the material terms and conditions of each of the Merger Agreement and the Registration Rights Agreement. These descriptions do not purport to be complete and are qualified in their entirety by the Merger Agreement, which was filed with the SEC as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 24, 2007, and the Registration Rights Agreement, which was filed with the SEC as Exhibit 10.1 to our Current Report on Form 8-K filed on April 24, 2007, each of which is incorporated herein by reference.

MERGER AGREEMENT

Upon the terms and subject to the conditions set forth in the Merger Agreement, at the contemplated effective time, Buyer Sub will be merged with and into Deerfield, the result of which will be that Deerfield will become an indirect wholly-owned subsidiary of us, or the Merger.

The aggregate consideration to be paid by us in connection with the Merger is approximately $290 million, consisting of $145 million in cash and approximately 9.6 million shares of our common stock (which had a value of approximately $145 million based on the average of the closing price of our common stock on the New York Stock Exchange over the 10 trading days prior to and including April 18, 2007), subject to various adjustments, including the deduction of an amount equal to the principal amount of debt outstanding of Deerfield (together with all accrued and unpaid interest).

The Merger Agreement also permits Deerfield, prior to the effective time of the Merger, to distribute to its members up to approximately $6.0 million of cash (plus amounts for taxes relating to pre-closing periods), and requires Deerfield to distribute to its members, prior to the effective time of the Merger, approximately 309,000 shares of our common stock currently owned by Deerfield.

Approximately 2.5 million shares of our common stock being issued pursuant to the Merger Agreement will be deposited into an escrow account (the "Escrow Fund") and will be available to satisfy the post-closing indemnification and other payment obligations of the pre-closing members of Deerfield. Subject to certain limitations (including caps and baskets) and qualifications, the Merger Agreement contains customary indemnification provisions for the benefit of us as well as the pre-closing members of Deerfield. Barring any outstanding indemnification claims, the Escrow Fund will terminate one year from the closing date of the Merger, and any remaining shares of our common stock and other assets in the Escrow Fund will be released to the pre-closing members of Deerfield, including Triarc.

We and Buyer Sub, on the one hand, and Deerfield and Triarc (as the sellers' representative), on the other hand, have made customary representations, warranties, covenants and agreements to each other in the Merger Agreement. The completion of the Merger is subject to the satisfaction or waiver of conditions customary to transactions of this type including, among others:

•	the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended;

•

the approval of the issuance of shares of our common stock in the Merger by our stockholders representing (1) a majority of the votes cast at a meeting to approve such matter and (2) a majority of the votes cast by stockholders not affiliated with Deerfield;

•	we must obtain debt financing for the aggregate cash consideration payable in the Merger and related fees and expenses;

•	Deerfield having obtained consents from the requisite number of its clients with respect to the Merger;

•	the resale registration statement contemplated by the Registration Rights Agreement having been declared effective by the SEC;

•	the Company having furnished to Deerfield the requisite REIT qualification opinion; and

•	the satisfaction by Triarc of certain put rights held by certain Deerfield members should they be exercised.

The closing of the Merger is expected to occur in the third quarter of 2007. When the transaction closes, we will discontinue the use of "Triarc" in our name.

The Merger Agreement also contains certain customary termination rights for both us and Deerfield, including the right of either party to terminate the Merger Agreement if the closing of the Merger has not occurred by October 19, 2007. In addition, Deerfield has the right to terminate if we have not obtained a debt financing commitment reasonably satisfactory to us and Triarc by May 19, 2007, and both us and Deerfield have the right to terminate if we have not obtained a debt financing commitment reasonably satisfactory to us and Triarc by June 19, 2007.

REGISTRATION RIGHTS AGREEMENT

The Registration Rights Agreement, which was entered into by us, Triarc Deerfield Holdings, LLC and Triarc, as the sellers' representative (but may be subsequently entered into by any and all of the other members of Deerfield), provides, among other things, that the we must file, no later than 30 days after entering into the Registration Rights Agreement, a registration statement to permit resales of the shares of our common stock being issued pursuant to the Merger Agreement. We must use commercially reasonable efforts to keep the registration statement continuously effective (subject to specified limitations) for a period of two years or until such shares of our common stock cease to be registrable securities under the Registration Rights Agreement. In addition, the Registration Rights Agreement grants additional "demand" and "piggyback" registration rights to holders of shares of our common stock issued in connection with the Merger that continue to be registrable securities under the Registration Rights Agreement after the resale registration statement described above is no longer required to be kept effective.

REVOLVING WAREHOUSE FACILITY

On April 6, 2007, we amended the term of the warehouse funding agreement with Wachovia Capital Markets, LLC to extend the overall term of the facility an additional year to expire on March 10, 2009, subject to annual renewal, and adjusted the annual renewal date to April 8, 2008.

DIVIDEND

On April 23, 2007, we declared a cash dividend of $0.42 per share on our common stock for the first quarter of 2007. The record date for the cash dividend was May 7, 2007, and the payment date will be May 30, 2007.

Estimated REIT Taxable Income

Estimated REIT taxable income, which is a non-GAAP financial measure, is calculated according to the requirements of the Internal Revenue Code, rather than GAAP. The following table reconciles GAAP net income to estimated REIT taxable income:

Three months ended
March 31, 2007

(In thousands)

GAAP net income	$22,527

Adjustments to GAAP net income:
Difference in rate of amortization and accretion	979
Interest on non-accrual loans	290
Amortization of terminated swaps	67
Amortization of financing element in Pinetree swap	(43)
Hedge ineffectiveness	(22)
Provision for loan losses	1,800
Stock and options grant	31
Organization costs	(2)
Non-allowable deduction for meals and entertainment	21
Security basis difference recognized upon sale	242
Gain on intercompany sale eliminated for GAAP	(12)
Unrealized impairment of available-for-sale securities	202
Other unrealized (gain) loss	(2,516)
Exclusion of Deerfield Triarc TRS Holdings, LLC net income	(532)

Net adjustments to GAAP net income	505

Estimated REIT taxable income	$23,032

The “Difference in rate of amortization and accretion” line above includes a different accretion rate of original issue discount, or OID on interest-only, or IO, securities. The tax accretion calculations of OID on IO securities are dependent on factors provided by administrators of the underlying mortgage pools that are currently not updated through March 31, 2007. These factors are influenced by actual versus planned prepayment activity and net interest spread on the underlying mortgage pools, and as a result, recognition of tax OID accretion income is subject to change. We therefore believe that the OID contribution to our estimated taxable income as of March 31, 2007 is not necessarily indicative of what our final taxable income will be for the year. OID accretes to the tax basis of the IO securities, thus upon sale of such a security, the tax cost basis will typically be higher than the book basis resulting in a smaller tax gain.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2007, the primary component of our market risk was interest rate risk, as described below. We believe that a significant portion of risk can be quantified from historical experience. While we do not seek to avoid risk completely, we actively manage interest rate risk, and regularly assess whether earnings in the portfolio include appropriate compensation for the inherent market risks to which it is exposed. In light of these risks, we regularly consider our capital levels and believe that our capital is sufficient.

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

In order to mitigate our interest rate exposure, we have entered into 185 designated interest rate swap hedging transactions as of March 31, 2007. The following table summarizes the expiration dates of these contracts and their notional amounts:

Year of	Notional
Expiration	Amount

(In thousands)
2007	$60,000
2008	1,948,900
2009	1,072,000
2010	1,559,200
2011	759,000
2012	152,000
2013	210,000
2014	20,000
2015	147,700
2016	35,000

Total	$5,963,800

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

Hybrid Adjustable-Rate RMBS Interest Rate Cap Risk

Our hybrid adjustable-rate RMBS are based on mortgages that are typically subject to periodic and lifetime interest rate caps and floors, which limit the amount by which the security’s interest yield may change during any given period. However, our borrowing costs pursuant to our repurchase agreements will not be subject to similar restrictions. Therefore, in a period of increasing interest rates, interest rate costs on our borrowings could increase without limitation by caps, while the interest-rate yields on our hybrid adjustable-rate RMBS could be limited by caps. These factors could lower our net interest income or cause a net loss during periods of rising interest rates, which would negatively impact our financial condition, cash flows and results of operations.

Interest Rate Mismatch Risk

We intend to fund a substantial portion of our purchases of RMBS with borrowings that, after the effect of hedging, have interest rates based on indices and repricing terms similar to, the interest rate indices and repricing terms of the RMBS. Thus, we anticipate that in most cases the interest rate indices and repricing terms of our mortgage assets and our funding sources will not be identical, thereby creating an interest rate mismatch between assets and liabilities. Therefore, our cost of funds would likely rise or fall more quickly than would our earnings rate on assets. During periods of changing interest rates, such interest rate mismatches could negatively impact our financial condition, cash flows and results of operations. To mitigate interest rate mismatches, we may utilize hedging strategies discussed above.

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

Prepayment Risk

Prepayments are the full or partial repayment of principal prior to contractual due dates of a mortgage loan and often occur due to refinancing activity. Prepayment rates for existing RMBS generally increase when prevailing interest rates fall below the market rate existing when the underlying mortgages were originated. In addition, prepayment rates on adjustable-rate and hybrid adjustable-rate RMBS generally increase when the spread between long-term and short-term interest rates declines or becomes negative. Prepayments of RMBS could impact our results of operations in several ways. We currently own RMBS that were purchased at a premium. The prepayment of such RMBS at a rate faster than anticipated would result in a write-off of any remaining unamortized premium and a corresponding reduction of our net interest income by such amount. Additionally, in the event that we are unable to acquire new RMBS or are forced to acquire RMBS with lower coupon rates due to prevailing market conditions to replace the prepaid RMBS, our financial condition, cash flow and results of operations could be negatively impacted.

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

The following sensitivity analysis table shows the impact on the estimated fair value of our RMBS interest rate-sensitive investments (including available-for-sale investments of $7.6 billion and trading investments of $280.5 million) and interest rate swaps and floors as of March 31, 2007 assuming rates instantaneously fall 100 basis points and rise 100 basis points (the below table excludes the ABS available-for-sale securities held in CDO and Loans held in CLO as our equity at risk in these entities is $12.0 million and $24.0 million, respectively):

	Interest Rates		Interest Rates
	Fall 100		Rise 100
	Basis Points	Unchanged	Basis Points

		(In thousands)

RMBS

Fair value (1)	$7,988,832	$7,872,496	$7,685,304
Change in fair value	$116,336		$(187,191)
Change as a percent of fair value	1.48%		(2.38)%
Designated and Undesignated Interest Rate Swaps and Floors
Fair value	$(155,877)	$8,276	$161,472
Change in fair value	$(164,153)		$153,196
Change as a percent of fair value	n/m		n/m
Net Portfolio Impact	$(47,817)		$(33,996)

_______________

(1)	Includes RMBS classified as available-for-sale and trading.

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

As of March 31, 2007, substantially all investments in our alternative investments portfolio (non-RMBS) are instruments with variable interest rates that are indexed to LIBOR. Because the variable rates on these instruments are short term in nature, we are not exposed to material changes in fair value as a result of changes in interest rates.

Risk Management

To the extent consistent with maintaining our REIT status, we seek to manage our interest rate risk exposure to protect our portfolio of RMBS and other mortgage securities and related debt against the effects of major interest rate changes. We generally seek to manage our interest rate risk by:

•	attempting to structure borrowing agreements to have a range of different maturities, terms, amortizations and interest rate adjustment periods;

•	using interest rate derivatives including, swaps, caps, floors, mortgage derivatives and forward sales, to adjust the interest rate sensitivity of RMBS and borrowings; and
•

actively managing, on an aggregate basis, the interest rate indices, interest rate adjustment periods, and gross reset margins of RMBS and the interest rate indices and adjustment periods of borrowings.

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

PART II. OTHER INFORMATION

Item 1A. Risk Factors

In addition to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (see Part I, Item 1A), set forth in this section are additional risk factors we currently believe would be applicable to us relating to the Merger. Because the Merger is not expected to close until the third quarter of 2007, during which time significant changes could occur with respect to Deerfield or us, new and significant risks may arise before the closing that are not identified in this section.

Deerfield Capital Management LLC (“DCM”) may lose client assets, and thus fee revenue, for various reasons.

DCM’s success depends on its ability to earn investment advisory fees from the client accounts it manages. Such fees generally consist of payments based on the amount of assets in the account (management fees), and on the profits earned by the account or the returns to certain investors in the accounts (performance fees). If there is a reduction in an account’s assets, there will be a corresponding reduction in DCM’s management fees from the account, and a likely reduction in DCM’s performance fees (if any) relating to the account, since the smaller the account’s asset base the smaller will be the potential profits earned by the account. There could be a reduction in an account’s assets as the result of investment losses in the account, the withdrawal by investors of their capital in the account, or both.

Investors in the accounts managed by DCM have various types of withdrawal rights, ranging from the right of investors in separate accounts to withdraw any or all of their capital on a daily basis, the right of investors in hedge funds to withdraw their capital on a monthly or quarterly basis, and the right of investors in CDOs to terminate the CDO in specified situations. Investors in hedge funds and managed accounts might withdraw capital for many reasons, including their dissatisfaction with the account’s performance, adverse publicity regarding DCM, DCM’s loss of key personnel, errors in reporting to investors account values or account performance, other matters resulting from problems in DCM’s systems technology, investors’ desire to invest the capital elsewhere, and their need (in the case of investors that are themselves investment funds) for the capital to fund withdrawals by their investors. DCM could experience a major loss of account assets, and thus advisory fee revenue, at any time.

Poor investment performance could lead to a loss of clients and a decline in DCM’s revenues.

Investment performance is a key factor for the retention of client assets, the growth of DCM’s assets under management and the generation of management fee revenue. Poor investment performance could impair DCM’s revenues and growth because:

•	existing clients might withdraw funds in favor of better performing products, which would result in lower investment management fees for DCM;

•	DCM’s subordinate management fees for a CDO may be deferred;

•	DCM’s ability to attract funds from existing and new clients might diminish; and

•	DCM might earn minimal or no performance fees.

The failure of DCM’s investment products to perform well both on an absolute basis and in relation to competing products, therefore, could have a material adverse effect on DCM’s business.

DCM derives much of its revenues from contracts that may be terminated on short notice.

DCM derives a substantial portion of its revenues from investment management agreements with accounts that generally have the right to remove DCM as the investment manager of the account and replace it with a substitute investment manager. Some of these investment management agreements may be terminated for various reasons, including failure to follow the account’s investment guidelines, fraud, breach of fiduciary duty and gross negligence, or may not be renewed.

With respect to DCM’s agreements with some of the CDOs it manages, DCM can be removed without cause by investors that hold a specified amount of the securities issued by the CDO. All of DCM’s agreements with CDOs allow investors that hold a specified amount of securities issued by the CDO to remove DCM for “cause,” which typically includes DCM’s violation of the management agreement or the CDO’s indenture, DCM’s breach of its representations and warranties under the agreement, DCM’s bankruptcy or insolvency, DCM’s fraud or a criminal offense by DCM or its employees, and the failure of certain of the CDO’s performance tests.

DCM could lose client assets as the result of the loss of key DCM personnel.

DCM generally assigns the management of its investment products to specific teams, consisting of DCM portfolio management and other personnel. The loss of a particular member or members of such a team—for example, because of resignation or retirement—could cause investors in the product to withdraw, to the extent they have withdrawal rights, all or a portion of their investment in the product, and adversely affect the marketing of the product to new investors and the product’s performance. In the case of some accounts, such as certain CDOs, DCM can be removed as investment manager upon its loss of specified key employees. In addition to the loss of specific portfolio management team members, the loss of one or more members of DCM’s senior management involved in supervising the portfolio teams could have similar adverse effects on DCM’s investment products. The Merger might cause DCM to lose one or more key employees.

DCM may need to offer new investment strategies and products in order to continue to generate revenue.

The segments of the asset management industry in which DCM operates are subject to rapid change. Investment strategies and products that had historically been attractive to investors may lose their appeal for various reasons. Thus, strategies and products that have generated fee revenue for DCM in the past may fail to do so in the future. In such case DCM would have to develop new strategies and products in order to retain investors or replace withdrawing investors with new investors.

It could be both expensive and difficult for DCM to develop new strategies and products, and there is no assurance that DCM would be successful in this regard. In addition, alternative asset management products represent a substantially smaller segment of the overall asset management industry than traditional asset management products (such as many corporate bond funds). DCM’s inability to expand its offerings beyond alternative asset management products could inhibit its growth and harm its competitive position in the investment management industry.

Changes in the fixed income markets could adversely affect DCM.

DCM’s success depends largely on the attractiveness to institutional investors of investing in the fixed income markets, and changes in those markets could significantly reduce the appeal of DCM’s investment products to such investors. Such changes could include increased volatility in the prices of fixed income instruments, periods of illiquidity in the fixed income trading markets, changes in the taxation of fixed income instruments, significant changes in the “spreads” in the fixed income markets (the amount by which the yields on particular fixed income instruments exceed the yields on benchmark U.S. Treasury securities), and the lack of arbitrage opportunities between U.S. Treasury securities and their related instruments (such as interest rate swap and futures contracts).

The fixed income markets can be highly volatile, and the prices of fixed income instruments may fluctuate for many reasons beyond DCM’s control or ability to anticipate, including economic and political events and terrorism acts. Any adverse changes in the fixed income markets could reduce DCM’s revenues.

The narrowing of CDO spreads could make it difficult for DCM to launch new CDOs.

It is important for DCM to be able to launch new CDO products from time to time, both to expand its CDO activities (which are a major part of DCM’s business) and to replace existing CDOs as they are terminated or mature. The ability to launch new CDOs is dependent on the amount by which the interest earned on the collateral held by the CDO (such as bank loans or corporate bonds) exceeds the interest payable by the CDO on the debt obligations it issues to investors, as well as other factors. If these “spreads” are not wide enough, the proposed CDO will not be attractive to investors and thus cannot be launched. There may be sustained periods when such spreads will not be sufficient for DCM to launch new CDO products, which could impair DCM’s business.

DCM could lose client assets as the result of adverse publicity.

Asset managers such as DCM can be particularly vulnerable to losing clients because of adverse publicity. Asset managers are generally regarded as fiduciaries, and if they fail to adhere at all times to a high level of honesty, fair dealing and professionalism they can incur large and rapid losses of client assets. Accordingly, a relatively small lapse in this regard, particularly if it resulted in a regulatory investigation or enforcement proceeding, could materially hurt DCM’s business.

DCM could incur losses due to trading errors.

DCM could make errors in placing transaction orders for client accounts, such as purchasing a security for an account whose investment guidelines prohibit the account from holding the security, purchasing an unintended amount of the security, or placing a buy order when DCM intended to place a sell order. If the transaction resulted in a loss for the account, DCM might be required to reimburse the account for the loss, or DCM might choose to do so for client relations purposes. Such reimbursements could be substantial.

DCM could lose management fee income from its CDOs because of payment defaults by issuers of collateral held by the CDOs or the triggering of certain structural protections built into CDOs.

Under the investment management agreements between DCM and the CDOs it manages, DCM’s management fee from the CDO is generally subject to a “waterfall” structure, under which DCM will not receive all or a portion of its fees if, among other things, the CDO does not have sufficient cash flows from its underlying collateral (such as corporate bonds or bank loans) to pay the required interest on the notes it has issued to investors and certain expenses. This could occur if there are defaults by issuers of the collateral on their payments of principal or interest relating to the collateral. In that event, DCM’s management fees would be deferred until funds are available to pay the fees, if such funds become available. In addition, many CDOs have structural provisions meant to protect investors from deterioration in the credit quality of the underlying collateral pool. If those provisions are triggered, then certain portions of DCM’s management fees may be deferred indefinitely.

DCM may be unable to increase its assets under management in certain of its investment vehicles, or it may have to reduce such assets, because of capacity constraints.

Some of DCM’s investment vehicles are limited in the amount of client assets they can accommodate by the amount of liquidity in the instruments traded by the vehicles, the arbitrage opportunities available in those instruments, or other factors. DCM may thus manage investment vehicles that are relatively successful but that cannot accept additional capital because of such constraints. In addition, DCM might have to reduce the amount of assets managed in investment vehicles that face capacity constraints. Changes in the fixed income markets could materially reduce capacity, such as an increase in the number of asset managers using the same or similar strategies as DCM.

The fixed income investment management market is highly competitive and DCM may lose client assets due to competition from other asset managers who have greater resources than DCM does or who are able to offer services and products at more competitive prices.

The alternative asset management industry is very competitive. Many firms offer similar and additional investment management products and services to the same types of clients that DCM targets. DCM currently focuses almost exclusively on fixed income securities and related financial instruments in managing client accounts. It has limited experience in equity securities. This is in contrast to numerous other asset managers with comparable assets under management, which have significant background and experience in both the equity and debt markets and thus more diversified.

In addition, many of DCM’s competitors have or may in the future develop greater financial and other resources, more extensive distribution capabilities, more effective marketing strategies, more attractive investment vehicle structures and broader name recognition. DCM’s competitors may be able to use these resources and capabilities to place DCM at a competitive disadvantage in retaining assets under management and adding new assets. Also, DCM may be at a disadvantage in competing with other asset managers that are subject to less regulation and thus less restricted in their client solicitation and portfolio management activities, and DCM may be competing for non-U.S. clients with asset managers that are based in the jurisdiction of the prospective client’s domicile.

Because barriers to entry into the alternative asset management business are relatively low, DCM may face increased competition from many new entrants into DCM’s relatively limited market of providing fixed income asset management services to institutional clients.

Additionally, if other asset managers offer services and products at more competitive prices than DCM, DCM may not be able to maintain its current fee structure. Although DCM’s investment management fees vary somewhat from product to product, historically DCM has competed primarily on the performance of its products and not on the level of its investment management fees relative to those of its competitors. In recent years, however, despite the fact that alternative asset managers typically charge higher fees than traditional managers, particularly with respect to hedge funds and similar products, there has been a trend toward lower fees in the investment management industry generally.

In order to maintain its fee structure in a competitive environment, DCM must be able to continue to provide clients with investment returns and service that make investors willing to pay DCM’s fees. DCM might not succeed in providing investment returns and service that will allow it to maintain its current fee structure. Fee reductions on existing or future business could impair DCM’s profit margins and results of operations.

Changes in laws, regulations or government policies affecting DCM’s businesses could limit its revenues, increase its costs of doing business and materially and adversely affect its business.

DCM’s business is subject to extensive government regulation. This regulation is primarily at the federal level, through regulation by the SEC under the Investment Advisers Act of 1940, as amended, and regulation by the Commodity Futures Trading Commission, or CFTC, under the Commodity Exchange Act, as amended. DCM is also regulated by state regulators.

The Investment Advisers Act imposes numerous obligations on investment advisers including anti-fraud prohibitions, advertising and custody requirements, disclosure obligations, compliance program duties and trading restrictions. The CFTC regulates commodity futures and option markets and imposes numerous obligations on the industry. DCM is registered with the CFTC as both a commodity trading advisor and a commodity pool operator and certain of its employees are registered with the CFTC as “associated persons.” DCM is also a member of the National Futures Association, the self-regulatory organization for the U.S. commodity futures industry, and thus subject to its regulations.

If DCM fails to comply with applicable laws or regulations, DCM could be subject to fines, censure, suspensions of personnel or other sanctions, including revocation of its registration as an investment adviser, commodity trading advisor or commodity pool operator. Changes in laws, regulations or government policies could limit DCM’s revenues, increase its costs of doing business and materially hurt its business.

DCM Europe’s business is subject to extensive government regulation, primarily by the United Kingdom Financial Services Authority under the U.K. Financial Services and Markets Act of 2000. Such regulation is generally similar to the regulation governing DCM.

The non-U.S. domiciled investment funds that DCM manages are regulated in the jurisdiction of their domicile. Changes in the laws or government policies of these foreign jurisdictions could limit DCM’s revenues from these funds, increase DCM’s costs of doing business in these jurisdictions and materially adversely affect DCM’s business.

The level of investor participation in DCM’s products may also be affected by the regulatory and self-regulatory requirements and restrictions applicable to DCM’s products and investors, the financial reporting requirements imposed on DCM’s investors and financial intermediaries, and the tax treatment of DCM’s products. Adverse changes in any of these areas may result in a loss of existing investors or difficulties in attracting new investors.

DCM’s business may be impaired by it becoming a subsidiary of a REIT.

DCM’s status as a subsidiary of a REIT may make it difficult for DCM to retain existing clients, including the underlying investors in the investment funds DCM manages, and to attract new clients.  Such clients may determine that DCM has an incentive to favor its management of our investing over DCM’s investing for those clients, particularly if the client account is likely to compete with us, for example with regard to the allocation of scarce investment opportunities.  We are not aware of any other investment managers similar to DCM that are subsidiaries of REITs, and we do not know how DCM’s status as a REIT subsidiary will be perceived by the types of investors that DCM seeks.

The failure to fulfill all conditions precedent to the Merger may prevent its consummation or cause adverse changes in the Merger Agreement.

The closing of the Merger is subject to various conditions precedent including:

•	the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended;
•

the approval of the issuance of our stock in the Merger by our stockholders representing (1) a majority of the votes cast at a meeting to approve the matter and (2) a majority of the votes cast by stockholders not affiliated with Deerfield & Company LLC, or Deerfield;

•	our having obtained debt financing for the aggregate cash consideration payable in the Merger and related fees and expenses;
•	Deerfield having obtained consents from the requisite number of its clients with respect to the Merger;
•	the resale registration statement contemplated by the registration rights agreement having been declared effective by the SEC;
•	our having furnished to Deerfield the requisite REIT qualification opinion; and the satisfaction by Triarc of put rights held by certain Deerfield members should they be exercised.

If one or more closing conditions are not met, then a party to the Merger Agreement may elect not to proceed with the

Merger or may instead waive any or all conditions precedent. Accordingly, the Merger may not be consummated or, if consummated, the final terms of the Merger Agreement may be less favorable to us than its current terms.

If the Merger is not completed, we will have nonetheless incurred substantial costs, and our financial results and operations and the market price of our common stock may be adversely affected.

We have incurred and expect to continue to incur substantial costs in connection with the Merger, primarily the fees of financial advisors, attorneys, accountants and consultants. In addition, we have diverted significant management resources in an effort to complete the Merger. If it is not completed, we will receive little or no benefit from these costs, and we may experience negative reactions from the financial markets and others. Each of these factors may hurt our stock price and our financial results.

Our stockholders may be substantially diluted by the issuance of our stock in the Merger, which may depress our stock price.

Our stockholders are subject to the risk of substantial dilution to their interests that will result from our issuance of 9,635,192 shares of our common stock to complete the Merger. This dilution could reduce our stock price unless and until we realize improved economic performance from the Merger.

We may not uncover all risks of the Merger and significant liabilities may arise after the closing.

There may be risks that we fail or are unable to discover in performing our due diligence investigations related to the Merger. This could result in significant liabilities arising after the closing. All of Deerfield’s liabilities will remain intact after the Merger, whether pre-existing or contingent, as a matter of law. Any significant liability that may arise post-closing may harm our business, financial condition, results of operations and prospects.

Charges to earnings from purchase accounting may depress our stock price.

Under U.S. generally accepted accounting principles, we will account for the Merger using the purchase method of accounting. This may result in charges to our earnings that could depress our stock price after the Merger. Under purchase accounting, we will allocate the total estimated purchase price to Deerfield’s net tangible assets and amortizable intangible assets based on their fair values as of the date of completion of the Merger, and record the excess of the purchase price over those fair values as goodwill. We will incur amortization expense over the useful lives of amortizable intangible assets bought in the Merger. In addition, to the extent the value of goodwill or amortizable intangible assets becomes impaired, we may have to incur material charges relating to the impairment of that asset. These amortization and potential impairment charges could impair our results of operations.

We will need to incur substantial indebtedness to consummate the Merger, which could impair our financial condition and operations.

As of March 31, 2007, our total long-term outstanding debt on a consolidated basis was approximately $972.2 million. In order to consummate the Merger, we will incur an additional $155 million of indebtedness, which may contain more restrictive loan covenants than our current long-term debt. Our indebtedness could adversely affect our financial condition and operations by, among other things:

•	making it more difficult for us to satisfy our obligations, including with respect to our indebtedness;
•	increasing our vulnerability to adverse economic and industry conditions;
•	limiting our ability to obtain any additional financing we may need to operate, develop and expand our business
•	requiring us to dedicate a substantial portion of any cash flows to service our debt, which reduces the funds available for operations and future business opportunities;
•	potentially making us more highly leveraged than our competitors, which could potentially decrease our ability to compete in our industry;
•	increasing our exposure to risks of interest rate fluctuations as some of our borrowings are at variable rates of interest; and
•	limiting our flexibility in planning for, or reacting to, changes in our business, and the industry in which we operate.

The ability to make payments on our debt will depend upon our operating performance, which is subject to general economic and competitive conditions and to financial, business and other factors, many of which we cannot control. If our cash flow is insufficient to service our debt obligations, we may take actions such as delaying or reducing capital expenditures, attempting to restructure or refinance our debt, selling assets or operations or seeking additional equity capital. Any or all of these actions may be insufficient to allow us to service our debt obligations. Further, we may be unable to take any of these actions on satisfactory terms, in a timely manner or at all. Our failure to generate sufficient funds to pay our debts or to successfully undertake any of these actions could, among other things, depress our stock price and impair our ability to repay our indebtedness.

We have always been externally managed and we may not be able to successfully transition to a self-managed company.

We have always been externally managed and have not had our own management personnel. We expect that most of Deerfield’s employees that have worked exclusively or mainly on Company matters will become our direct employees after the Merger, and we will thus be responsible for designing and implementing our own compensation structure for them. We may not be successful in doing so, and our new employees may not be satisfied with the new arrangement. If we do not successfully transition to a self-managed company in this regard, our operations and financial performance could be impaired.

Risks Related to Our Ownership of Deerfield

We will need to operate Deerfield as a TRS, which will subject Deerfield to corporate income tax and thus reduce the amount of cash that Deerfield can distribute to us, and will also restrict our ability to establish other TRSs that might have higher returns than Deerfield.

To qualify as a REIT for tax purposes, we must continually satisfy numerous gross income (as well as other) tests.  We expect very little of Deerfield’s gross income to be qualifying income for purposes of those gross income tests.   Because of the estimated amount of this income, we expect that Deerfield will need to operate as a taxable REIT subsidiary, or TRS.  There are two main adverse consequences of such TRS status.  First, as a TRS, Deerfield will be subject to federal income tax, and state and local income tax where applicable, on its taxable income.  To the extent Deerfield must pay taxes, it will have less cash available for distribution to us. Second, as a REIT, no more than 20% of our assets can consist of securities of TRSs.  Because the value of our ownership interest in Deerfield is likely to take up a major portion of that 20% ceiling, the Merger will restrict our ability to establish other TRSs (in addition to the TRSs we currently operate), which might be able to generate higher returns than Deerfield.

Our ownership of Deerfield might jeopardize our 1940 Act exclusion or limit our ability to conduct our investment strategy and thus reduce our earnings and ability to pay dividends.

In order to be exempt from regulation under the Investment Company Act of 1940, or 1940 Act, we—and each of our subsidiaries—must qualify for one of the exclusions from investment company status in the 1940 Act.  Our ownership of Deerfield may make it more difficult for Deerfield Triarc Capital Corp. itself, or DTCC, to comply with the 1940 Act exclusion available to it, which requires that that no more than 40% of its assets, on an unconsolidated basis and excluding government securities and cash, are investment securities as defined in the 1940 Act.  While we believe that DTCC will be able to meet this test following the Merger, nevertheless DTCC’s ownership interest in Deerfield will be an investment security for purposes of the 1940 Act, and the amount of that ownership interest will be substantial.  As a result, we will need to monitor carefully DTCC’s compliance with the 40% asset test, and the Merger may make it difficult for DTCC to acquire other investment securities, which might generate higher returns than Deerfield.  If DTCC failed to meet the 40% asset test, we could be required to materially restructure our activities and to register as an investment company under the 1940 Act, which could impair our operating results.

Our status as a proprietary account of DCM might restrict DCM’s management of our investing.

For regulatory purposes, we are likely to be considered a “proprietary” account of DCM after the Merger. This may restrict DCM’s management of our account, for example with regard to “crossing” transactions between our account and the account of a non-proprietary DCM client.

ITEM 6. EXHIBITS

 (b) Documents filed as part of this Report:

31.1—Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of

1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2—Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of

1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1—Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section

1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEERFIELD TRIARC CAPITAL CORP.
(Registrant)

Date: May 10, 2007	By: /s/ JONATHAN W. TRUTTER
Jonathan W. Trutter, Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2007	By: /s/ RICHARD G. SMITH
Richard G. Smith, Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)