Form 10-Q
period 2007-06-30
Deerfield Triarc Capital Corp
filed 2007-08-09
CIK 1313918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Yes ☐     No ☒

There were 51,752,720 shares of the registrant’s Common Stock outstanding as of August 9th, 2007.

DEERFIELD TRIARC CAPITAL CORP.
2007 QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2007
INDEX

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

          The statements in this Quarterly Report on Form 10-Q that are not historical facts, including most importantly information concerning possible or assumed future results of operations of the Company and statements preceded by, followed by, or that include the words “may,” “believes,” “plans,” “expects,” “anticipates,” “estimates,” “intends,” “projects,” “will” or the negation thereof, or similar expressions, constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). All statements that address operating performance, events or developments that are expected or anticipated to occur in the future, including statements related to revenue growth, earnings per share growth or statements expressing general optimism about future operating results are forward-looking statements under the Reform Act. These forward-looking statements are based on our current expectations, speak only as of the date of this Quarterly Report on Form 10-Q and are susceptible to a number of risks, uncertainties and other factors. Our actual results, performance and achievements may differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

          For those statements, we claim the protection of the safe harbor for forward-looking statements in the Reform Act. Many important factors could affect our future results and could cause them to differ materially from those expressed in the forward-looking statements contained herein. Such factors include higher than expected prepayment rates on the mortgages underlying our mortgage securities holdings; our inability to obtain favorable interest rates or margin terms on the financing that we need to leverage our mortgage securities and other positions; increased rates of default on our loan portfolio (which risk rises as the portfolio seasons), and decreased recovery rates on defaulted loans; flattening or inversion of the yield curve (short term interest rates increasing at greater rate than longer term rates), reducing our net interest income on our financed mortgage securities positions; our inability to adequately hedge our holdings sensitive to changes in interest rates; narrowing of credit spreads, thus decreasing our net interest income on future credit investments (such as bank loans); changes in real estate investment trust (“REIT”) qualification requirements, making it difficult for us to conduct our investment strategy; lack of availability of qualifying real estate-related investments; disruption in the services we receive from our Manager, such as loss of key portfolio management personnel; our inability to continue to issue collateralized debt obligation vehicles (which can provide us with attractive financing for debt securities investments); adverse changes in accounting principles, tax law, or legal/regulatory requirements; competition with other REITs for the investments with limited supply; changes in the general economy or debt markets in which we invest; failure to comply with laws and regulations; limitations and restrictions contained in instruments and agreements governing indebtedness and preferred stock; ability to raise capital and secure additional financing; ability to retain key employees; liability resulting from actual or potential future litigation; competition and the impact of competition; actions of foreign governments; the recent dislocations in the sub-prime mortgage sector and weakness in the broader mortgage market, and their potential effect on our ability to obtain financing, our financing costs, the marketability and value of our portfolio securities, our book value, our compliance with REIT qualification requirements, and other aspects of our business; and other risks and uncertainties disclosed from time to time in our filings with the Securities and Exchange Commission, all of which are difficult or impossible to predict accurately and many of which are beyond our control.

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

Part I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

DEERFIELD TRIARC CAPITAL CORP. AND ITS SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share amounts)

	June 30, 2007	December 31, 2006

ASSETS
Cash and cash equivalents	$35,178	$72,523
Due from broker, including $ - and $176,650 of securities pledged—at fair value	23,853	257,818
Restricted cash and cash equivalents	59,761	27,243
Available-for-sale securities, including $7,360,040 and $7,245,844 pledged—at fair value	7,871,472	7,941,091
Trading securities—at fair value	187,422	94,019
Other investments	6,682	6,382
Derivative assets	73,728	55,624
Loans held for sale	271,532	282,768

Loans	501,067	432,335
Allowance for loan losses	(8,933)	(2,000)

Loans, net of allowance for loan losses	492,134	430,335

Interest receivable	50,563	51,627
Other receivable	21,947	18,362
Prepaid and other assets	13,362	12,199

TOTAL ASSETS	$9,107,634	$9,249,991

LIABILITIES
Repurchase agreements, including $44,673 and $46,858 of accrued interest	$7,348,493	$7,372,035
Due to broker	28,845	158,997
Dividends payable	—	21,723
Derivative liabilities	8,985	21,456
Interest payable	37,134	33,646
Long term debt	1,005,231	948,492
Management and incentive fee payable to related party	1,099	1,092
Other payables	1,687	3,597

TOTAL LIABILITIES	8,431,474	8,561,038

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001:
100,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $0.001:
500,000,000 shares authorized; 51,752,720 and 51,721,903 shares issued and outstanding (including 134,616 restricted shares)	51	51
Additional paid-in capital	749,477	748,803
Accumulated other comprehensive loss	(75,924)	(47,159)
Retained earnings (deficit)	2,556	(12,742)

TOTAL STOCKHOLDERS’ EQUITY	676,160	688,953

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,107,634	$9,249,991

See notes to condensed consolidated financial statements.

DEERFIELD TRIARC CAPITAL CORP. AND ITS SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,

	2007	2006	2007	2006

Revenues
Net interest income:
Interest income	$129,712	$117,436	$252,411	$219,464
Interest expense	102,539	96,297	201,398	175,402

Net interest income	27,173	21,139	51,013	44,062
Provision for loan losses	5,133	—	6,933	—

Net interest income after provision for loan losses	22,040	21,139	44,080	44,062

Expenses
Management fee expense to related party	3,430	3,615	6,760	7,305
Incentive fee expense to related party	—	818	2,185	2,003
Professional services	800	448	1,417	926
Insurance expense	205	184	341	365
Other general and administrative expenses	791	456	1,160	948

Total expenses	5,226	5,521	11,863	11,547

Other Income and Gain (Loss)
Net gain (loss) on available-for-sale securities	(243)	1,215	2,306	3,307
Net gain (loss) on trading securities	(5,688)	54	(3,048)	(1,759)
Net gain (loss) on loans	(1,492)	(172)	470	360
Net gain on derivatives	5,327	1,389	5,373	2,832
Dividend income and other net gain (loss)	(361)	93	(97)	194

Net other income and gain (loss)	(2,457)	2,579	5,004	4,934

Income before income tax expense	14,357	18,197	37,221	37,449
Income tax expense (benefit)	(137)	33	200	122

Net Income	$14,494	$18,164	$37,021	$37,327

NET INCOME PER SHARE - BASIC	$0.28	$0.35	$0.72	$0.73
NET INCOME PER SHARE - DILUTED	$0.28	$0.35	$0.72	$0.72

WEIGHTED-AVERAGE NUMBER OF SHARES OUTSTANDING - Basic	51,596,928	51,397,785	51,592,137	51,394,148

WEIGHTED-AVERAGE NUMBER OF SHARES OUTSTANDING - Diluted	51,759,376	51,552,764	51,760,265	51,534,571

See notes to condensed consolidated financial statements.

DEERFIELD TRIARC CAPITAL CORP. AND ITS SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(In thousands)

			Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Total	Comprehensive Income (Loss)
	Common Stock

	Shares	Par Value

Balance - December 31, 2006	51,722	$51	$748,803	$(47,159)	$(12,742)	$688,953

Net income					37,021	37,021	$37,021
Available-for-sale securities - fair value adjustment net of reclassification adjustments				(47,901)		(47,901)	(47,901)
Designated derivatives - fair value adjustment net of reclassification adjustments				19,136		19,136	19,136

Comprehensive Income							$8,256

Dividends declared					(21,723)	(21,723)
Share-based compensation	31		674			674

Balance - June 30, 2007	51,753	$51	$749,477	$(75,924)	$2,556	$676,160

See notes to condensed consolidated financial statements.

DEERFIELD TRIARC CAPITAL CORP. AND ITS SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six months ended June 30,

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$37,021	$37,327
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net premium and discount amortization on investments, loans and debt issuance	14,386	12,508
Share-based compensation	671	968
Hedge ineffectiveness	(284)	(376)
Net purchase of trading securities	(97,703)	—
Net loss from trading securities	3,048	1,759
Other-than-temporary impairment on available-for-sale securities	202	2,034
Equity method loss on other investments	250	—
Net proceeds on loans held for sale	12,545	11,398
Net gain on loans	(411)	(426)
Provision for loan losses	6,933	—
Net realized gain on available-for-sale securities	(2,508)	(5,341)
Net changes in undesignated derivatives	(499)	—
Net realized gain on designated derivatives	(10,080)	(1,123)
Net cash (paid) received on terminated designated derivatives	(3,791)	2,116
Changes in operating assets and liabilities:
Due from broker	10,418	(7,515)
Interest receivable	(2,005)	(10,302)
Other receivable	585	(992)
Prepaid and other assets	(392)	(471)
Accrued interest on repurchase agreements	(2,185)	13,280
Due to broker	1,838	5,717
Interest payable	6,943	7,856
Management and incentive fee payable to related party	10	(320)
Other payables	(1,639)	39

Net cash provided by (used in) operating activities	(26,647)	68,136

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted cash and cash equivalents	(32,517)	62,131
Purchase of available-for-sale securities	(1,778,615)	(1,957,198)
Proceeds from the sale of available-for-sale securities	1,157,721	438,245
Principal payments on available-for-sale securities	730,049	724,531
Origination and purchase of loans	(173,071)	(151,982)
Principal payments on loans	94,687	40,147
Proceeds from the sale of loans	3,166	—
Purchase of other investments	(550)	—

Net cash provided by (used in) investing activities	870	(844,126)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (payments) under repurchase agreements	(21,357)	658,345
Payments made on long-term debt	(261)	—
Proceeds from warehouse funding agreement	62,600	175,785
Payments made on warehouse funding agreement	(5,600)	—
Payment of debt issuance costs	(3,478)	(1,408)
Payment on designated derivative containing a financing element	(26)	(780)
Dividends paid	(43,446)	(36,678)

Net cash provided by (used in) financing activities	(11,568)	795,264

Net increase (decrease) in cash and cash equivalents	(37,345)	19,274
Cash and cash equivalents at beginning of period	72,523	35,542

Cash and cash equivalents at end of period	$35,178	$54,816

SUPPLEMENTAL DISCLOSURE:
Cash paid for interest	$227,247	$197,972
Cash paid for income taxes	$—	$23

NONCASH INVESTING AND FINANCING ACTIVITIES:
Net change in unrealized gain (loss) on available-for-sale securities	$(48,104)	$121,173
Net change in unrealized gain on designated derivatives	$29,500	$81,353
Unsettled available-for-sale securities purchases - due to broker	$—	$1,986
Unsettled held for investment loan sales - due from broker	$9,000	$—
Non-cash settlement of interest expense from derivatives	$3,429	$577
Non-cash settlement of interest income added to principal balance of bank loans	$3,069	$2,282
Principal payments receivable from available-for-sale securities	$21,362	$19,226
Principal payments receivable from bank loans held for investment	$232	$—
Issuance of stock for payment of prior year incentive fee	$3	$201
Unpaid offering costs	$—	$(48)
Receipt of stock warrants	$214	$—

See notes to condensed consolidated financial statements.

DEERFIELD TRIARC CAPITAL CORP. AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. ORGANIZATION AND BASIS OF PRESENTATION

          Deerfield Triarc Capital Corp. and its subsidiaries (the “Company”) are a diversified financial company that invests in real estate related assets, primarily mortgage-backed securities, as well as other alternative corporate investments. Deerfield Triarc Capital Corp. was incorporated in Maryland on November 22, 2004. The Company commenced operations on December 23, 2004.

          Deerfield Capital Management LLC (the “Manager”), pursuant to a management agreement (the “Management Agreement”), manages the Company and its investment portfolio.

          The Company has elected to be taxed, and intends to continue to qualify, as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”).

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

          Reclassifications

          Certain amounts in the condensed consolidated financial statements and notes as of December 31, 2006 and for the three and six months ended June 30, 2006, have been reclassified to conform to the presentation as of and for the three and six months ended June 30, 2007.

2. ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS

          Significant Accounting Policies

          The Company’s significant accounting policies are included in the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. There were no significant changes to these policies during the six months ended June 30, 2007.

          Recent Accounting Pronouncements

          In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, or FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The adoption of FIN 48 effective January 1, 2007 did not have a material impact on the Company’s condensed consolidated financial statements.

          In September 2006, the FASB issued Statement of Financial Accounting Standard, or SFAS, No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for the Company as of January 1, 2008. The Company is currently evaluating the potential impact of adopting this standard.

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

          In June 2007, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position, (“SOP”) 07-1, Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting for Parent Companies and Equity Method Investors for Investments in Investment Companies. This SOP provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide Investment Companies, (“the Guide”). Entities that are within the scope of the Guide are required, among other things, to carry their investments at fair value, with changes in fair value included in earnings. The provisions of this SOP are effective for the Company on January 1, 2008. The Company is currently evaluating this new guidance and has not determined whether it will be required to apply the provisions of the Guide in presenting its financial statements.

3. PENDING AQUISITION

          On April 20, 2007, the Company announced that it has entered into a definitive agreement to acquire Deerfield & Company LLC (“Deerfield”), the parent of the Manager, from Triarc Companies, Inc. (“Triarc”), which owns a controlling interest in Deerfield, and Deerfield’s other members. The transaction is scheduled to be completed in the next several business days because the stockholders’ approved the issuance of shares necessary to complete the merger at the Company’s annual meeting held on August 9, 2007.

          The definitive Agreement and Plan of Merger, dated as of April 19, 2007 (the “Merger Agreement”), was entered into by and among the Company, DFR Merger Company, LLC (“Buyer Sub”), an Illinois limited liability company and a wholly-owned subsidiary of Deerfield Triarc Capital LLC formed in April of 2007 for the purpose of effecting the transactions contemplated by the Merger Agreement, Deerfield, and Triarc as the sellers’ representative. Simultaneously with the execution of the Merger Agreement, the Company also entered into a Registration Rights Agreement, dated as of April 19, 2007 (the “Registration Rights Agreement”), with Triarc Deerfield Holdings, LLC (a subsidiary of Triarc) and Triarc as the sellers’ representative.

          Set forth below are brief descriptions of the material terms and conditions of each of the Merger Agreement and the Registration Rights Agreement.

          MERGER AGREEMENT

          Upon the terms and subject to the conditions set forth in the Merger Agreement, at the contemplated effective time, Buyer Sub will be merged with and into Deerfield, the result of which will be that Deerfield will become an indirect wholly-owned subsidiary of the Company (the “Merger”).

          The aggregate consideration to be paid by the Company in connection with the Merger is approximately $290.0 million, consisting of $145.0 million in cash and approximately 9.6 million shares of Company common stock (which had a value of approximately $145.0 million based on the average of the closing price of the Company’s common stock on the New York Stock Exchange over the 10 trading days prior to and including April 18, 2007), subject to various adjustments, including the deduction of an amount equal to the principal amount of debt outstanding of Deerfield (together with all accrued and unpaid interest).

          The Merger Agreement also permits Deerfield, prior to the effective time of the Merger, to distribute to its members up to approximately $6.0 million of cash (plus amounts for income taxes relating to pre-closing periods), and requires Deerfield to distribute to its members, prior to the effective time of the Merger, 329,692 shares of Company common stock currently owned by Deerfield. In order to fund the cash portion of the consideration and our expenses associated with the Merger, the Company and its subsidiaries intend to incur $155.0 million in debt financing.

          Approximately 2.5 million shares of the Company common stock being issued pursuant to the Merger Agreement will be deposited into an escrow account (the “Escrow Fund”) and will be available to satisfy the post-closing indemnification and other payment obligations of the pre-closing members of Deerfield. Subject to certain limitations and qualifications, the Merger Agreement contains customary indemnification provisions for the benefit of the Company as well as the pre-closing members of Deerfield. Barring any outstanding indemnification claims, the Escrow Fund will terminate one year from the closing date of the Merger, and any remaining shares of Company common stock and other assets in the Escrow Fund will be released to the pre-closing members of Deerfield, including Triarc.

          The Company and Buyer Sub, on the one hand, and Deerfield and Triarc (as the sellers’ representative), on the other hand, have made customary representations, warranties, covenants and agreements to each other in the Merger Agreement. The completion of the Merger is subject to the satisfaction or waiver of conditions customary to transactions of this type including, among others:

•	the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, which condition has already been satisfied;

•

the approval of the issuance of 9,635,192 shares of Company common stock in the Merger by the Company’s stockholders representing (1) a majority of the votes cast on the proposal (provided that the total votes cast on the proposal represent a majority of the outstanding shares of our common stock entitled to vote on the proposal) and (2) a majority of the votes cast by stockholders not affiliated with Deerfield or Triarc, which condition has already been satisfied;

•	the Company having obtained debt financing for the aggregate cash consideration payable in the Merger and related fees and expenses;

•	Deerfield having obtained consents from the requisite number of its clients with respect to the Merger, which condition has already been satisfied;

•	the resale registration statement contemplated by the Registration Rights Agreement having been declared effective by the SEC, which condition has already been satisfied;

•	the Company having furnished to Deerfield the requisite REIT qualification legal opinion; and

•	the satisfaction by Triarc of certain put rights held by certain Deerfield members.

          The closing of the Merger is expected to be completed in the next several business days because the stockholders’ approved the issuance of shares necessary to complete the Merger at the Company’s annual meeting held on August 9, 2007. When the transaction closes, the Company will discontinue the use of “Triarc” in its name.

          The Merger Agreement also contains certain customary termination rights for both the Company and Deerfield, including the right of either party to terminate the Merger Agreement if the closing of the Merger has not occurred by October 19, 2007.

          The Company and its subsidiaries will incur substantial indebtedness to complete the Merger. The Company intends to enter into a senior secured term credit facility with UBS Loan Finance LLC, UBS Securities LLC, Bank of America, N.A. and Bank of America Securities LLC, providing for $155.0 million of financing to the Company and its subsidiaries. The amount borrowed under this credit facility is expected to be payable in full on a date five years from the closing date. The proceeds of this indebtedness will be used to pay the cash portion of the Merger consideration and related fees and expenses.

          REGISTRATION RIGHTS AGREEMENT

          The Registration Rights Agreement, which was entered into by the Company, Triarc Deerfield Holdings, LLC and Triarc, as the sellers’ representative (but may be subsequently entered into by any and all of the other members of Deerfield), provides, among other things, that the Company must file, prior to the closing date of the Merger, a registration statement to permit resales of the shares of our common stock being issued pursuant to the Merger Agreement. The Company must use commercially reasonable efforts to keep the registration statement continuously effective (subject to specified limitations) for a period of two years or until such shares of Company common stock cease to be registrable securities under the Registration Rights Agreement. In addition, the Registration Rights Agreement grants additional “demand” and “piggyback” registration rights to holders of shares of Company common stock issued in connection with the Merger that continue to be registrable securities under the Registration Rights Agreement after the resale registration statement described above is no longer required to be kept effective.

4. AVAILABLE-FOR-SALE SECURITIES

          The following table summarizes the Company’s investment securities classified as available-for-sale as of June 30, 2007, which are carried at fair value:

Security Description	Current Face	Unamortized Premium	Unamortized Discount	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

	(In thousands)

Residential mortgage-backed securities:
Hybrid adjustable and fixed rate securities	$7,616,237	$64,713	$(7,677)	$7,673,273	$299	$(140,874)	$7,532,698
Interest- and principal- only securities	5,769	20,929	(1,425)	25,273	8,157	(295)	33,135
Asset-backed securities held in CDO (1)	301,491	283	(2,312)	299,462	223	(20,906)	278,779
High-yield corporate bonds	18,800	57	(51)	18,806	470	(507)	18,769
Commercial mortgage-backed securities	7,512	7	(2,732)	4,787	—	(32)	4,755
Equity securities	393	—	—	393	—	—	393
Other investments	3,000	—	(41)	2,959	—	(16)	2,943

Total	$7,953,202	$85,989	$(14,238)	$8,024,953	$9,149	$(162,630)	$7,871,472

(1) Collateralized debt obligation (“CDO”)

          The following table summarizes the Company’s debt securities classified as available-for-sale as of June 30, 2007, according to weighted average life:

Weighted Average Life	Amortized Cost	Estimated Fair Value	Weighted Average Coupon

	(In thousands)

Less than one year	$53,842	$51,775	8.58%
Greater than one year and less than five years	5,904,583	5,802,094	5.14%
Greater than five years and less than ten years	1,669,110	1,632,765	5.76%
Greater than ten years	397,025	384,445	6.00%

Total	$8,024,560	$7,871,079	5.33%

          The weighted average lives of available-for-sale debt securities as of June 30, 2007 in the table above are based upon contractual maturity for the high-yield corporate bonds and other investments, while the weighted average lives for mortgage-backed securities and asset-backed securities are estimated based on data provided through subscription-based financial information services. The weighted average lives for residential mortgage-backed securities, commercial mortgage-backed securities and asset-backed securities are based on a prepayment model that considers current yield, forward yield, slope of the yield curve, mortgage rates, contractual rate of the outstanding loans, loan age, margin and volatility. Weighted average life estimates how many years it will take to receive half of the outstanding principal, which for the high-yield corporate bonds and other investments is contractual maturity.

          Actual lives of mortgage-backed securities are generally shorter than stated contractual maturities. Actual lives of the Company’s mortgage-backed securities are affected by the contractual maturities of the underlying mortgages, periodic payments of principal, and prepayments of principal.

          As of June 30, 2007, available-for-sale securities include unsettled security purchases totaling $5.3 million. These purchases settled in the following month.

          The following table shows the fair value and gross unrealized losses of available-for-sale securities in which amortized cost exceeds fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2007:

	Less than 12 Months			More than 12 Months			Total

	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses

	(Dollars in thousands)

Residential mortgage-backed securities	104	$2,768,765	$(32,303)	207	$4,749,636	$(108,866)	311	$7,518,401	$(141,169)
Asset-backed securities	118	180,117	(13,675)	44	70,104	(7,231)	162	250,221	(20,906)
High-yield corporate bonds	—	—	—	1	2,993	(507)	1	2,993	(507)
Commercial mortgage-backed securities	13	4,189	(32)	—	—	—	13	4,189	(32)
Other investments	1	2,943	(16)	—	—		1	2,943	(16)

Total temporarily impaired securities	236	$2,956,014	$(46,026)	252	$4,822,733	$(116,604)	488	$7,778,747	$(162,630)

          Temporary impairment of available-for-sale securities results from the fair value of securities falling below the amortized cost basis primarily due to changes in the interest rate environment and in credit spreads. When the fair value of an available-for-sale security is less than its amortized cost for an extended period, the Company considers whether there is an other-than-temporary impairment in the value of the security. If, in the Company’s judgment, an other-than-temporary impairment exists, in most cases the cost basis of the security is written down to the then-current fair value, and the unrealized loss is transferred from accumulated other comprehensive loss as an immediate reduction of current earnings (as if the loss had been realized in the period of other-than-temporary impairment). The cost basis adjustment is recoverable only upon sale or maturity of the security. The determination of other-than-temporary impairment is a subjective process, and different judgments and assumptions could affect the timing and amount of loss realization. The determination of other-than-temporary impairment is made at least quarterly.

          The Company considers the following factors when determining an other-than-temporary impairment for a security or investment:

•	severity of the impairment;

•	the length of time and the extent to which the market value has been less than the amortized cost;

•	whether the security has been downgraded by a rating agency;

•	the financial condition of the investee and the prospect for future recovery; and

•	the Company’s intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in market value.

            Additionally, for securities within the scope of Emerging Issues Task Force (“EITF”) No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets, when adverse changes in estimated cash flows occur as a result of declining net spread, prepayments or credit loss experience, an other-than-temporary impairment is deemed to have occurred. Accordingly, the security is written down to fair value, and the unrealized loss is transferred from accumulated other comprehensive loss as an immediate reduction of current earnings. The cost basis adjustment for other-than-temporary impairment is recoverable only upon sale or maturity of the security.

          For the three and six months ended June 30, 2007 and 2006, the Company recognized zero and $0.2 million and $0.2 million $2.0 million of other-than-temporary impairment related to certain interest-only securities, respectively. The expected future cash flows for all of these securities are primarily dependent upon contingent factors such as interest rates and prepayments that depend on a variety of market factors. The Company used updated cash flow projections generated from third party software as part of its analysis to determine the amount of the impairment. As a result of the impairment charge, these securities were written down to their then estimated fair value and the unrealized loss transferred from accumulated other comprehensive loss as an immediate reduction of earnings recognized as a reduction to net gain (loss) on available-for-sale securities in the condensed consolidated statements of operations.

          As of June 30, 2007, four of the 180 asset-backed securities held in the CDO had been downgraded to below investment grade by a major credit rating agency since purchase (face value of $5.3 million at June 30, 2007), however, an analysis of cash flows on these and certain other asset-backed securities held in the CDO, in accordance with our policy, indicated that an other-than-temporary impairment had not occurred. All other asset-backed securities held in the CDO are investment grade. As of June 30, 2007, the Company has an accumulated net $20.7 million of unrealized loss related to asset-backed securities held in CDO reflected as an increase to other comprehensive loss in stockholders’ equity while the Company’s economic risk is $12.0 million, which represents the Company’s total equity investment in the CDO. Any realized losses in excess of our equity investment would be borne by the debt holders. The Company does not believe any of the securities held in the CDO are other-than-temporarily impaired as of June 30, 2007. The residential mortgage-backed securities primarily consist of agency issued or AAA-rated in credit quality and the Company intends and has the ability to hold these securities until the fair value of the securities is recovered, which may be maturity if necessary. As such, the Company expects to collect all contractual amounts due and does not believe any of these securities held were other-than-temporarily impaired as of June 30, 2007.

          As of June 30, 2007, two of the high yield corporate bonds have been downgraded by a major credit rating agency, however, an analysis of cash flows supported that an other-than-temporary impairment had not occurred.

          The following table presents the net gain (loss) on available for sale securities as reported in our condensed consolidated statements of operations:

	Three months ended June 30,		Six months ended June 30,

	2007	2006	2007	2006

	(In thousands)

Gross realized gains	$112	$1,415	$4,679	$5,367
Gross realized losses	(355)	—	(2,171)	(23)

Net realized gains (losses)	(243)	1,415	2,508	5,344
Other-than-temporary impairment	—	(200)	(202)	(2,037)

Net gain (loss)	$(243)	$1,215	$2,306	$3,307

5. TRADING SECURITIES

          The Company holds trading securities as of June 30, 2007, carried at fair value of $187.4 million. Net losses of $5.7 million and $3.0 million on trading securities were recognized in the condensed consolidated statements of operations for the three and six months ended June 30, 2007, respectively. Net gains of $0.1 million and net losses of $1.8 million were recognized for the three and six months ended June 30, 2006, respectively.

6. OTHER INVESTMENTS

          Cost Method Investments

          The Company holds certain other investments as of June 30, 2007, carried at cost of $5.5 million. These positions consist of $3.7 million of equity securities in the entities established in connection with the issuance of the trust preferred securities and $1.8 million in other common and preferred equities that are not traded in an active market.

          Equity Method Investments

          The Company holds one equity method investment as of June 30, 2007, initially recorded at cost of $3.0 million and adjusted to a current carrying value of $1.2 million. Losses of $0.5 million and $0.3 million were recorded for the three and six months ended June 30, 2007, to recognize the Company’s 13% share of the investee, Hometown Commercial Capital LLC (“HCC”) losses through March 31, 2007. The Company expects to receive financial information on HCC quarterly, and includes the Company’s share of these results on a one-quarter-lag basis. The adjustment to the Company’s carrying value is recorded in the condensed consolidated statement of operations as dividend income and other net gain (loss). See Note 7 for further investments related to HCC.

7. LOANS AND LOANS HELD FOR SALE

          The following summarizes the Company’s loans and loans held for sale as of June 30, 2007:

	Carrying Value

Type of Loan	Loans Held for Sale (1)	Loans	Total

	(In thousands)

Loans held in CLO (2)	$263,083	$—	$263,083
Corporate leveraged loans	6,989	469,162	476,151
Commercial real estate loans (3)	1,460	31,905	33,365

	$271,532	501,067	772,599

Allowance for loan losses		(8,933)	(8,933)

		$492,134	$763,666

(1)	Carrying value of loans held for sale is lower of cost or fair value.
(2)	Collateralized loan obligation (“CLO”)
(3)	Commercial real estate loans include participating interests in commercial mortgage loans

          As of June 30, 2007, the Company held loans totaling $772.6 million. Loans classified as held for sale and carried at the lower of cost or fair value totaled $271.5 million, net of a valuation allowance of $0.7 million. Loans classified as held for investment and carried at amortized cost totaled $501.1 million. As of June 30, 2007, there were $15.0 million unsettled loan purchases and $23.9 million unsettled sales of loans held for sale. As of June 30, 2007, the Company held loans that settle interest accruals by increasing the principal balance of the loan outstanding. For the three and six months ended June 30, 2007, the Company settled interest receivable through an increase to the loans outstanding principal balance in the amounts of $2.1 million and $3.1 million, respectively.

          The Company identified two impaired loans held for investment as of June 30, 2007. The Company determined that an allowance for loan losses in the amount of $8.9 million was required for these loans. The following summarizes the 2007 activity within the allowance for loan losses:

Allowance for Loan Losses

(In thousands)

Balance - December 31, 2006	$2,000
Provision for loan losses	1,800

Balance - March 31, 2007	3,800
Provision for loan losses	5,133

Balance - June 30, 2007	$8,933

          The provision for loan losses increased by $5.1 million during the three months ended June 30, 2007. The increase consisted solely of the outstanding principal balance of a mortgage lending company that filed Chapter 7 bankruptcy shortly after June 30, 2007. The previously recognized allowance for loan losses of $3.8 million consisted of the discounted expected future cash flows on an identified impaired loan being less than the amortized cost basis. As of June 30, 2007 the outstanding principal balance on this loan was $8.0 million and the net carrying value of this loan was $4.2 million. The Company did not recognize $0.5 million and $0.8 million of interest income on these loans for the three and six months ended June 30, 2007, respectively. The Company did not record any recoveries or write-offs of loans for the six months ended June 30, 2007.

          On June 13, 2007, the Company purchased $2.2 million or 50% of the lowest-rated non-investment grade tranches of mortgage pass-through notes from an entity established to securities loans of HCC (these securities are classified as available-for-sale securities). Concurrent with the purchase of securities the Company received a payment of $14.8 million related to the participating interest in commercial mortgage loans for which the Company was providing warehouse financing.

          As of June 30, 2007, the Company’s commercial real estate loans consisted of junior participation interests in six commercial mortgage loans originated by HCC and classified as held for sale totaling $1.5 million and nine commercial real estate loans classified as held for investment totaling $31.9 million.

8. REPURCHASE AGREEMENTS

          Repurchase agreements are short-term borrowings from financial institutions that bear interest rates that have historically moved in close relationship to the one-month, two-month or three-month LIBOR. As of June 30, 2007, the Company had repurchase agreements outstanding in the amount of $7.3 billion (including $44.7 million of accrued interest) with a weighted-average borrowing rate of 5.32%.

          As of June 30, 2007, the repurchase agreements outstanding associated with the Company’s investments had remaining maturities as summarized below:

	Overnight 1 Day or Less	Between 2 and 30 Days	Between 31 and 90 Days	91 Days and Over	Total

	(In thousands)

Residential mortgage-backed securities:
Estimated fair value of securities sold, including accrued interest	$—	$4,589,072	$2,793,792	$—	$7,382,864
Repurchase agreement liabilities associated with these securities	—	4,578,803	2,760,875	—	7,339,678
Weighted average interest rate of repurchase agreement liabilities	—	5.31%	5.32%	—	5.31%
High yield corporate bonds:
Estimated fair value of securities sold, including accrued interest	$—	$7,340	$—	$—	$7,340
Repurchase agreement liabilities associated with these securities	—	6,120	—	—	6,120
Weighted average interest rate of repurchase agreement liabilities	—	5.65%	—	—	5.65%
Other investments:
Estimated fair value of securities sold, including accrued interest	$—	$2,950	$—	$—	$2,950
Repurchase agreement liabilities associated with these securities	—	2,695	—	—	2,695
Weighted average interest rate of repurchase agreement liabilities	—	5.82%	—	—	5.82%
Total:
Estimated fair value of securities sold, including accrued interest	$—	$4,599,362	$2,793,792	$—	$7,393,154
Repurchase agreement liabilities associated with these securities	—	4,587,618	2,760,875	—	7,348,493
Weighted average interest rate of repurchase agreement liabilities	—	5.31%	5.32%	—	5.32%

          As of June 30, 2007, the fair value of the investments pledged and repurchase agreement liabilities include accrued interest as follows:

Type of Investment Pledged	Accrued Interest Included in Estimated Fair Value of Securities Sold	Accrued Interest Included in Repurchase Agreement Liability

	(In thousands)

Residential mortgage-backed securities	$32,940	$44,655
High yield corporate bonds	167	12
Other investments	7	6

	$33,114	$44,673

          As of June 30, 2007, the Company had amounts at risk with the following repurchase agreement counterparties:

	Amount at Risk (1)	Weighted-Average Maturity of Repurchase Agreements

Repurchase Agreement Counterparties:	(In thousands)	(In days)

Barclays Bank Plc.	$(5,357)	38
Countrywide Securities Corporation	15,163	49
Credit Suisse Securities (USA) LLC	14,639	33
Fortis Securities LLC	35	3
ING	13,119	36
J.P. Morgan Securities Inc.	(402)	31
Lehman Brothers Inc.	1,475	18
Merrill Lynch Government Securities Inc.	(1,044)	23
Mitsubishi UFJ Securities (USA), Inc.	2,342	16
Nomura Securities International, Inc.	(1,280)	25
UBS Securities LLC	5,971	37

Total	$44,661	34

(1)	Equal to the fair value of securities sold, and related accrued interest receivable, minus repurchase agreement liabilities, and related accrued interest payable.

9. LONG-TERM DEBT

          The following table summarizes the Company’s long-term debt as of June 30, 2007:

	Carrying Value	Weighted Average Rate	Unamortized Debt Issuance Cost

	(In thousands)		(In thousands)
Revolving warehouse funding facility	$317,950	6.24%	$728
Market Square CLO	276,000	5.85%	3,480
Pinetree CDO	287,564	5.89%	4,474
Trust preferred securities	123,717	8.13%	2,737

Total	$1,005,231	6.27%	$11,419

          Revolving Warehouse Funding Facility

          On March 10, 2006, the Company entered into an up to $300.0 million (amended to $375.0 million) three-year revolving warehouse funding agreement with Wachovia Capital Markets, LLC (the “Facility”), subject to annual renewal approval. Financing under the Facility will be secured by assets ranging from large syndicated bank loans to subordinated notes and preferred stock. Advance rates under the Facility vary by asset type and are subject to certain compliance criteria. The Facility is available to two consolidated bankruptcy remote special purpose vehicles (DWFC, LLC and Deerfield Triarc TRS (Bahamas) Ltd.) and the debt holder has recourse only to the collateral of these entities, which totaled $475.4 million as of June 30, 2007. As of June 30, 2007, $11.9 million of the cash located within these entities is considered restricted. The Company expects to pursue term funding of these assets via securitization in a future collateralized loan obligation (See Note 17 under Middle Market Loan CLO). As of June 30, 2007, the Company had $318.0 million of debt outstanding related to the Facility. The Company is amortizing $1.2 million of debt issuance costs into interest expense over the term of the Facility. The annual interest rate for the Facility is based on short-term commercial paper rates as defined in the warehouse funding agreement, plus 0.75% for large syndicated loans or plus 0.90% for all other loans. Including $0.7 million of commitment fees and $22,000 of unused line fees, the weighted average interest rate was 6.24% as of June 30, 2007.

          On February 7, 2007, the Company amended the warehouse funding agreement with Wachovia Capital Markets, LLC to increase the facility size under this agreement from $300.0 million to $375.0 million. The Company paid a one-time fee of $75,000 to Wachovia in connection with this facility expansion. On April 6, 2007, the Company amended the term of the warehouse funding agreement with Wachovia Capital Markets, LLC to adjust the annual renewal date to April 8, 2008.

          The Facility is subject to several non-financial covenants, including those of which relate to compliance with laws, maintenance of service agreements, protection of collateral and various notification requirements. Failure to meet these requirements could result in reductions of advances from the Facility or more severe default remedies, including acceleration of the outstanding indebtedness. Effective August 3, 2007 we received a waiver for a technical default that occurred in July 2007 related to a historical charge-off ratio within the Facility. The waiver provides for a six month forbearance on the technical default that occurred such that we are currently in compliance with the debt covenants. The forbearance period of six months effectively remedies the situation as the current technical default will not continue beyond that period.

          Market Square Collateralized Loan Obligation (“CLO”)

          Market Square CLO Ltd.’s (“Market Square”) debt securities bear interest rates that reset quarterly based on varying spreads to three-month LIBOR. The Company’s long-term debt issued by Market Square has a weighted average interest rate of 5.85%, using the last reset date as of June 30, 2007.

          The Market Square notes are due in 2017, but are callable, at par, by the Company on July 20, 2007 and quarterly thereafter, subject to certain conditions. Market Square is a consolidated bankruptcy remote subsidiary and the debt holders have recourse only to the collateral of Market Square, which had a carrying value of $312.3 million as of June 30, 2007.

          Pinetree Collateralized Debt Obligation (“CDO”)

          Pinetree CDO Ltd.’s (“Pinetree”) debt securities bear interest rates that reset quarterly based on varying spreads to three-month LIBOR. The Company’s long-term debt issued by Pinetree has a weighted average interest rate of 5.89% using the last reset date as of June 30, 2007.

          The Pinetree notes are due in 2045, but are callable, at par, by the Company on January 5, 2010 and quarterly thereafter, subject to certain conditions. Pinetree is a consolidated bankruptcy remote subsidiary and the debt holders have recourse only to the collateral of Pinetree, which had a carrying value of $290.6 million as of June 30, 2007.

          Trust Preferred Securities

          Trust preferred securities bear interest rates that reset quarterly. The interest rates on the trust preferred securities are equal to three-month LIBOR plus 3.50% per annum and plus 2.25% per annum for $51.6 million and $72.1 million, respectively, of principal outstanding. The rate as of June 30, 2007 was 8.86% and 7.61%, for the $51.6 million and $72.1 million outstanding, respectively, with a total weighted-average interest rate of 8.13% for all trust preferred securities.

          Unamortized deferred issuance costs associated with the junior subordinated debt securities totaled $2.7 million as of June 30, 2007, are classified as part of prepaid and other assets on the condensed consolidated balance sheet. These costs are amortized into interest expense using the effective yield method from issuance date to the respective junior subordinated debt securities’ call date.

10. STOCKHOLDERS’ EQUITY

          The Company’s dividends are recorded on the declaration date. On April 23, 2007, the Company declared a cash dividend of $0.42 per share on its common stock for the first quarter of 2007. The record date for the cash dividend was May 7, 2007, and the payment date was May 30, 2007. The total amount of the dividend paid was $21.7 million.

          Effective December 17, 2004 the Company adopted the 2004 Stock Incentive Plan (“2004 Plan”) that provides for the granting of stock options, common stock and stock appreciation rights to employees and services providers to purchase up the 2,692,313 shares of the Company’s common stock. The 2004 plan was established to assist the Company in recruiting and retaining individuals with ability and initiative by enabling such persons or entities to participate in future success of the Company and to associate their interests with those of the Company and its stockholders.

          The Company issues shares of common stock pursuant to the Management Agreement which requires the manager to receive at least 15% of the each incentive fee in the form of stock rather than cash. These share issuances represented the 15% portion of the incentive fee. The following summarizes the issuances of stock grants to the Manager since commencement:

Issue Date	Number of Shares Issued	Amount Paid in Stock

		(In thousands)
06/11/07	20,654	$328
03/28/07	163	$2
11/15/06	13,722	$197
09/25/06	9,321	$123
06/13/06	29,159	$378

          The Company has annually granted fully vested shares of common stock to the four independent board members, each receiving an equal amount of shares in each grant. In accordance with SFAS No. 123(R) the Company recognized the entire fair market value of the grant on such dates as the shares had no vesting period. The following summarizes the board grants issued since commencement:

Grant Date	Number of Shares	Fair Market Value Per Share		Fair Market Value of Grant

				(In thousands)
01/31/07	10,000	$16.50	(1)	$165
02/07/06	10,000	$13.00	(1)	$130
03/24/05	12,000	$15.00	(2)	$180

(1)	Fair market value per share represents the closing price on the date of the grant
(2)	Fair market value per share represents the price the Company sold shares in the December 23, 2004 initial private offering

          On December 23, 2004, the Company granted 403,847 shares of restricted common stock, par value $0.001, and restricted options to purchase 1,346,156 shares of common stock at an exercise price of $15.00 per share, to the Manager. The Company’s restrictions lapse, and full rights of ownership vest in three equal installments on the first, second and third anniversary of the grant date. Vesting is predicated on the continuing involvement of the Manager in providing services to the Company. Two-thirds, or 269,231 shares of restricted stock and stock options to purchase 897,437 shares of common stock, are fully vested as of June 30, 2007, as one third vested each on December 23, 2005 and 2006. The fair value of the restricted common stock and restricted options on the grant date of December 23, 2004 totaled $6.1 million and $0.3 million, respectively. There have been no other grants of restricted common stock or restricted options.

          The following table summarizes our restricted stock activity for the six months ended June 30, 2007:

	Number of Shares	Weighted-average Grant Date Fair Value

Nonvested, December 31, 2006	134,616	$15.00
Granted	—	—
Vested	—	—
Forfeited	—	—

Nonvested, June 30, 2007	134,616	$15.00

          The following table summarizes our stock option activity for the six months ended June 30, 2007:

	Number of Shares	Weighted-average Exercise Price	Weighted-average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding, December 31, 2006	1,346,156	$15.00
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding, June 30, 2007	1,346,156	$15.00	7.5	$—

Exercisable, June 30, 2007	897,437	$15.00	7.5	$—

          In accordance with EITF No. 96-18, Accounting for Equity Instruments that are Issued to other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, the Company revalues unvested restricted stock and stock options at fair value each reporting period. These changes in value are recognized ratably over the original vesting period resulting in an adjustment in the statement of operations, and an equal and offsetting amount to additional paid-in capital, of the amount attributable to all prior periods, up to and including the current period end. The change in value is attributable to future periods is recognized in the same fashion but in the appropriate future period. The total unamortized fair value of the unvested restricted stock and stock options was $0.3 million and $39,000, respectively, as of June 30, 2007 and $0.7 million and $0.1 million, respectively, as of December 31, 2006.

          The fair value of options granted to the manager is estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	As of June 30,

	2007	2006

Dividend yield	10.85%	10.53%
Expected volatility	25.90%	21.66%
Risk-free interest rate	5.03%	5.14%
Expected life (in years)	7.5	8.5

11. COMPUTATION OF EARNINGS PER SHARE

          The following table presents the calculation of basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,

	2007	2006	2007	2006

	(In thousands, except per share data)

Net income	$14,494	$18,164	$37,021	$37,327

Weighted average shares used in basic computation	51,597	51,398	51,592	51,394

Dilutive effect of:
Unvested restricted stock	109	155	101	141
Unexercised options to purchase stock	53	—	67	—

Weighted average shares used in diluted computation	51,759	51,553	51,760	51,535

Net income per share - Basic	$0.28	$0.35	$0.72	$0.73

Net income per share - Diluted	$0.28	$0.35	$0.72	$0.72

          Potentially dilutive shares relating to the option to purchase 1,346,156 shares of common stock are not included in the calculation of diluted net income per share for the three and six months ended June 30, 2006 because the effect was anti-dilutive.

12. RELATED-PARTY TRANSACTIONS

          The Company’s base management fee expense was $3.3 million and $6.6 million for both the three and six months ended June 30, 2007 and 2006. In addition to the base management fee, amortization expense for the three and six months ended June 30, 2007 and 2006 was $0.1 and $0.2 million, and $0.3 million and $0.7 million, respectively, related to the restricted stock and stock options granted to the Manager, and was included in management fee expense to related party in the condensed consolidated statements of operations. Additionally, the expense for the incentive fee earned by the Manager was zero and $2.2 million, and $0.8 million and $2.0 million for the three and six months ended June 30, 2007 and 2006, respectively. At June 30, 2007, the Company had outstanding payables related to its agreement with the Manager in the amount of $1.1 million, which is included in management and incentive fee payable to related party in the condensed consolidated balance sheet. The Company recorded expenses related to reimbursable out-of-pocket and certain other costs incurred by the Manager totaling $0.2 and $0.3 for both the three and six months ended June 30, 2007, and 2006 respectively. See Note 3 for further discussion of the Company’s pending acquisition of the Manager.

13. FAIR VALUE OF FINANCIAL INSTRUMENTS

          SFAS No. 107, Disclosure About Fair Value of Financial Instruments, requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value. The fair value of financial instruments is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Quoted market prices, if available, are utilized as estimates of the fair values of financial instruments. In absence of available quoted market prices for certain of the Company’s financial instruments, the fair values of such instruments have been derived based on management’s assumptions, the estimated amount and timing of future cash flows and estimated discount rates. Different assumptions could significantly affect these estimates.

          The carrying amounts and estimated fair values of the Company’s financial instruments at June 30, 2007, for which the disclosure of fair values is required were as follows:

	Carrying Value	Estimated Fair Value

	(In thousands)

Financial assets:
Cash and cash equivalents (a)	$35,178	$35,178
Restricted cash and cash equivalents (a)	59,761	59,761
Available-for sale securities (b)	7,871,472	7,871,472
Trading securities (b)	187,422	187,422
Other investments (c)	6,682	6,682
Derivative assets (d)	73,728	73,728
Loans held for sale (e)	271,532	275,206
Loans, net of allowance for loan losses (e)	492,134	502,008

Financial liabilities:
Repurchase agreements (a)	7,348,493	7,348,493
Derivative liabilities (d)	8,985	8,985
Long-term debt:
Wachovia facility (f)	317,950	317,950
Market Square (f)	276,000	276,000
Pinetree (f)	287,564	287,564
Trust preferred (f)	123,717	123,717

(a)	The carrying amounts approximate the fair value due to the short-term nature of these instruments.
(b)	The estimated fair values were determined through references to price estimates provided by independent pricing services and/or dealers in the securities.
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
(e)

The estimated fair values are determined primarily by using price estimates provided by an independent pricing service. If the independent pricing service cannot provide estimates for a given loan, the Company may determine estimated fair value based on some or all of the following: (a) current financial information of the borrowing company and performance against its operating plan; (b) changing value of collateral supporting the loan; (c) changes to the market for the borrowing company’s service or product and (d) present value of projected future cash flows. If no additional information is available, then the carrying value is used as an approximation of fair value.

(f)	The carrying amount approximated fair value as the interest rate on all of the Company’s long-term debt resets quarterly to short-term market rates plus a fixed credit spread.

14. ACCUMULATED OTHER COMPREHENSIVE LOSS

          The following is a summary of the components of accumulated other comprehensive loss:

	Available-for- Sale Securities	Cash Flow Hedges	Total

	(In thousands)

Balance - December 31, 2006	$(105,579)	$58,420	$(47,159)
Unrealized net gain (loss) for the period	(45,594)	48,149	2,555
Reclassification adjustments:
Securities sold	(2,509)	—	(2,509)
Other-than-temporary impairment of securities	202	—	202
Hedging net gain recognized in earnings	—	(29,013)	(29,013)

Balance - June 30, 2007	$(153,480)	$77,556	$(75,924)

15. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

          The following table is a summary of derivative instruments held as of June 30, 2007:

			Derivative
		Notional Amount			Estimated Net Fair Value
			Assets	Liabilities

	Count	(In thousands)

Interest rate swaps - designated	192	$6,196,100	$70,702	$(4,042)	$66,660
Undesignated:
Interest rate swaps	13	441,000	802	(2,930)	(2,128)
Interest rate floors	5	456,856	—	(2,009)	(2,009)
Credit default swaps - protection seller	16	50,000	840	(4)	836
Total return swaps	2	13,477	1,170	—	1,170
Warrants	1	n/a	214	—	214

	229	$7,157,433	$73,728	$(8,985)	$64,743

n/a - not applicable

Interest Rate Swaps - Designated

          Hedging instruments are designated, as appropriate, as cash flow hedges based upon the specifically identified exposure, which may be an individual item or a group of similar items. Hedged exposure is primarily interest expense on forecasted rollover/reissuance of repurchase agreements for a specified future time period and the hedged risk is the variability in those payments due to changes in the benchmark interest rate. Hedging transactions are structured at inception so that the notional amounts of the hedges are matched with an equal amount of repurchase agreements forecasted to be outstanding in that specified period for which the borrowing rate is not yet fixed. Cash flow hedging strategies include the utilization of interest rate swaps and interest rate swap forwards. Any ineffectiveness in the hedging relationship is recognized in interest expense during the period in which it arises. Prior to the end of the specified hedge period, the effective portion of all contract gains and losses excluding the net interest accrual is recorded in other comprehensive income or loss. Realized gains and losses on terminated contracts are maintained in other comprehensive income until reclassified into earnings as an adjustment to interest expense over the contract’s original life. Hedging instruments under these strategies are deemed to be designated to the outstanding repurchase agreements and the forecasted rollover thereof. As of June 30, 2007, the maximum length of time over which the Company was hedging its exposure to the variability of future cash flows for forecasted transactions is approximately ten years.

          For the three and six months ended June 30, 2007, the Company recognized a net decrease to interest expense of $14.8 million and $29.0 million, respectively, related to designated cash flow hedging. Included in these amounts was the effect of ineffectiveness, which decreased interest expense $0.3 million for the three and six months ended June 30, 2007, respectively. For the three and six months ended June 30, 2006, the Company recognized a net decrease to interest expense of $9.9 million and $14.9 million, respectively, related to cash flow hedging. Included in these amounts was the effect of ineffectiveness, which resulted in an increase to interest expense of $0.2 million and a reduction of interest expense of $0.4 million, respectively. The weighted average fixed rate payable on the cash flow hedges as of June 30, 2007 and 2006 was 4.80% and 4.29%, respectively. As of June 30, 2007 and 2006, the Company held 192 and 206 designated interest rate swaps with notional amounts outstanding of $6.2 billion and $5.7 billion, respectively. Based on amounts included in the accumulated other comprehensive loss as of June 30, 2007 from designated interest rate swaps, the Company expects to recognize a decrease of $48.5 million in interest expense over the next twelve months.

          Undesignated Interest Rate Swaps

          As of June 30, 2007, the Company held 13 undesignated interest rate swaps with notional amounts of $441.0 million. Accordingly, changes in fair value of these derivatives are recorded in net gain on derivatives in the condensed consolidated statement of operations. As of June 30, 2007, the undesignated interest rate swaps had a gross positive and gross negative fair value of $0.8 million and $2.9 million, respectively, recorded in derivative assets and liabilities in the condensed consolidated balance sheet. The weighted average fixed rate payable on the undesignated interest rate swaps as of June 30, 2007 was 5.20%. For the three and six months ended June 30, 2007 and 2006, the Company recognized a net gain of $2.7 million and $2.2 million, and net gain of $1.0 million and $1.7 million on derivatives, respectively, related to undesignated interest rate swaps.

          Undesignated Interest Rate Floors

          As of June 30, 2007, the Company held five interest rate floors with notional amounts in the aggregate of $456.9 million that were not designated as hedges. As of June 30, 2007, the floors had a net negative fair value of $2.0 million recorded in derivative liabilities in the condensed consolidated balance sheet. In connection with the five interest rate floors, the Company received payments totaling $4.4 million at inception of the floors. There were zero and $0.5 million in payments received during the three and six months ended June 30, 2007, respectively. In return for these payments the Company will make payments based on the spread in rates, if a one-month LIBOR rate decreases below a certain agreed upon contractual rate. The payments on each individual floor would be paid based on the amortizing notional balance of the respective floor. For the three and six months ended June 30, 2007, the Company recognized a net gain of $2.2 million and $1.6 million in net gain on derivatives, respectively, related to the floors.

          Undesignated Credit Default Swaps

          As of June 30, 2007, the Company held 16 credit default swaps (“CDS”), with an aggregate notional amount of $50.0 million where the Company has sold protection. As of June 30, 2007, these CDS had a net fair value of $0.8 million, recorded in derivative assets in the condensed consolidated balance sheet. For the three and six months ended June 30, 2007 and 2006, the Company recognized net gain of $0.1 million and $1.0 million, and $0.4 million and $1.1 million in net gain on derivatives, respectively, related to CDSs.

          Undesignated Total Return Swaps

          The Company held two total return swaps as of June 30, 2007, for which we receive the total return and pay a specified interest rate, with a notional amount of $13.5 million and a fair value of $1.2 million, recorded in derivative assets in the condensed consolidated balance sheet. For the three and six months ended June 30, 2007, the Company recognized a net gain of $0.3 million and $0.5 million in net gain on derivatives, respectively, related to total return swaps. The Company held no total return swaps during the same periods in 2006.

          Undesignated Warrants

          The Company held warrants to purchase shares of a company of which we are also mezzanine debt holders. These warrants were issued in connection with a renegotiation of the terms of the original loan agreement. As of June 30, 2007, these warrants had a fair value of $0.2 million, recorded in the condensed consolidated balance sheet. The Company is amortizing the value of the warrants into income over the remaining life of the loan.

16. COMMITMENTS

          The timing and amount of additional funding on certain bank loans are at the discretion of the borrower. The Company had unfunded lending commitments of $43.8 million as of June 30, 2007.

17. SUBSEQUENT EVENTS

          MIDDLE MARKET LOAN CLO

          On July 17, 2007 the Company announced the closing of DFR Middle Market CLO Ltd. (“MM CLO”), a $300.0 million middle market collateralized loan obligation (“CLO”) transaction. The securities issued by MM CLO consist of $250.0 million of investment grade notes and $50.0 million of subordinated notes. We purchased all of the BBB/Baa2 rated and subordinated notes, for a total investment of $69.0 million. The $231.0 million investment grade securities issued by MM CLO that were sold to third parties are rated AAA/Aaa through A/A2 and have a weighted-average interest rate of three month Libor plus 68.9 basis points. The notes pay interest on a quarterly basis. The Company will consolidate MM CLO’s assets and liabilities for financial reporting purposes. MM CLO is a consolidated bankruptcy remote subsidiary and the debt holders have recourse only to the collateral of MM CLO. Our Manager will serve as the Collateral Manager for MM CLO.

          DIVIDEND

          On July 24, 2007, the Company declared a cash dividend of $0.42 per share on its common stock for the second quarter of 2007. The record date for the cash dividend was August 7, 2007, and the payment date will be August 28, 2007.

          CURRENT ENVIRONMENT

          Recent developments in the market for many types of mortgage products (including mortgage-backed securities) have resulted in reduced liquidity for these assets. Although this reduction in liquidity has been most acute with regard to nonprime assets, there has been an overall reduction in liquidity across the credit spectrum of mortgage products.

          The Company’s short-term (one year or less) liquidity needs are met primarily with proceeds from overnight investments and repurchase agreement borrowings. Un-pledged residential mortgage-backed securities (“RMBS”) as of June 30, 2007 totaled $189.4 million. RMBS monthly paydowns, net interest from invested assets and dividends from subsidiaries are also significant sources of cash used in the liquidity management process. As of July 31, 2007 un-pledged RMBS increased to $229.4 million. The Company has established 18 repurchase agreement borrowing relationships with various financial institutions and other lenders. The Company currently has balances outstanding with 11 of those counterparties. The majority of the Company’s remaining sources of borrowings are term financing and trust preferred securities, which are not subject to margin calls.

          While the Company’s management believes current financing sources and cash flows from operations are adequate to meet the Company’s ongoing liquidity needs for the short-term, the Company’s investment strategy has been refocused to that of preserving liquidity until the current market conditions subside.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The statements in this discussion regarding the industry outlook, our expectations regarding the future performance of our business, and the other non-historical statements in this discussion are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in this Quarterly report on Form 10-Q on page 3 under the title “Special Note Regarding Forward Looking Statements”, “Part II – Item 1A. Risk Factors” and our Annual Report on Form 10-K filed March 14, 2007 in “Part I - Item 1A. Risk Factors.” You should read the following discussion together with our condensed consolidated financial statements and notes thereto included in “Part I - Item 1. Financial Statement” on this Form 10-Q.

Overview

          Deerfield Triarc Capital Corp. and its subsidiaries (“the Company”) are a diversified financial company formed in November 2004 to invest in real estate-related assets, primarily mortgage-backed securities as well as alternative corporate investments. We commenced operations in December 2004. We have elected and intend to continue our qualification as a real estate investment trust, or REIT, for federal income tax purposes. We invest in financial assets and utilize leverage where we consider appropriate to seek to achieve attractive risk-adjusted returns that are structured to comply with the various federal income tax requirements for REIT status and to qualify for exclusion from regulation under the Investment Company Act of 1940, as amended, or 1940 Act. We focus on the following investments:

Real Estate Investments:	Corporate Investments:

Residential mortgage-backed securities, or RMBS	Senior secured and unsecured loans
Commercial mortgage-backed securities, or CMBS	Mezzanine loans
Commercial real estate loans	High yield corporate bonds
Distressed and stressed debt securities
Equity securities
Credit default swaps
Other investments

          The following is a summary of our portfolio:

	June 30, 2007

Principal Investments	Carrying Value	% of Total Investments

	(In thousands)

Real Estate Investments:
Residential mortgage-backed securities (1)	$7,753,255	87.8%
Commercial real estate loans and securities (2)	38,120	0.4%
Asset-backed securities held in CDO (3)	278,779	3.2%

	8,070,154	91.4%

Corporate Investments:
Corporate loans and securities:
Corporate leveraged loans (4)	476,151	5.3%
High yield corporate bonds	10,308	0.1%
Assets held in CLO (5)	271,544	3.1%
Equity securities	7,075	0.1%
Other investments	2,943	0.0%

	768,021	8.6%

Total invested assets	8,838,175	100.0%

Allowance for loan losses	(8,933)

	$8,829,242

(1)

Residential mortgage-backed securities are agency or AAA rated and includes both trading and available-for sale interest-only and principal-only strip securities with a fair value of $20.0 million and $37.2 million, respectively.

(2)	Commercial real estate loans and securities include $1.5 million of participating interests in commercial mortgage loans.
(3)

Asset-backed securities held in CDO include RMBS (non-agency), CMBS and other asset-backed securities, or ABS, in the amount of $230.5 million, $33.7 million, and $14.6 million, respectively. The real-estate assets (RMBS & CMBS) represented 94.8% of the ABS held in CDO. For a further discussion of these investments see “Financial Condition – Asset-backed Securities Held in CDO” discussed later in this section.

(4)

Corporate leveraged loans exclude credit default swaps with an estimated net fair value of $0.8 million and a $50.0 million gross notional value, total return swaps with an estimated net fair value of $1.2 million and a $13.5 million notional value. This amount is also reported gross of the $8.9 million of allowance for loan losses.

(5)	Assets held in CLO include syndicated bank loans of $263.1 million and high yield corporate bonds of $8.5 million.

          We completed an initial private offering of 26,923,139 shares (excluding 403,847 restricted shares) of our common stock in December 2004 in which we raised net proceeds of approximately $378.9 million. We completed our initial public offering of 25,000,000 shares of our common stock, including 24,320,715 newly issued shares sold by us and 679,285 shares sold by selling stockholders, in July 2005, in which we raised net proceeds of approximately $363.1 million. We applied the proceeds that we received from our initial public offering to pay down repurchase agreement obligations in order to create additional leveraging capacity. We have since re-leveraged our investment portfolio and have invested the proceeds of that new leverage as well as the proceeds from our initial private offering of common stock in a portfolio of RMBS and alternative corporate investments with total invested assets, as of June 30, 2007, of $8.8 billion.

          We are externally managed by Deerfield Capital Management LLC, or the Manager, a fixed income asset manager and a Securities and Exchange Commission, or SEC, registered investment adviser. The Manager is a wholly-owned subsidiary of Deerfield & Company LLC, or Deerfield. On April 20, 2007, the Company announced that it has entered into a definitive agreement to acquire Deerfield, the parent of our Manager, from Triarc Companies, Inc. (“Triarc”), which owns a controlling interest in Deerfield, and Deerfield’s other members. Please refer to the “Recent Developments” section later in this document for more information on this agreement.

          We earn income and generate cash from our investments. We use a substantial amount of leverage to seek to enhance our returns. We finance each of our investments with different degrees of leverage. The cost of borrowings to finance our investments comprises a significant portion of our operating expenses. Our net income will largely depend on our ability to effectively manage this particular operating expense in relation to our interest income.

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

          We anticipate that, for any period during which our assets are not match-funded, such assets will reprice more slowly than the corresponding liabilities. Consequently, changes in interest rates, particularly short-term interest rates, may significantly impact our net income. Increases in these rates will tend to decrease our net income and the market value of our assets, and could possibly result in operating losses for us or limit or eliminate our ability to make distributions to our stockholders. Likewise, decreases in short term interest rates will tend to increase our net income. While we use hedging to mitigate some of our interest rate risk, we do not hedge all of our exposure to changes in interest rates and prepayment rates, as there are practical limitations in our ability to insulate the portfolio from all of the negative consequences associated with changes in short-term interest rates while providing an attractive net spread on our portfolio.

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

Trends

          The following trends may also affect our business:

          Interest rate environment. Since mid 2006, short-term financing rates have remained almost constant, while mid and longer-term rates have fluctuated in a fairly narrow range. With respect to our existing RMBS portfolio, which contains both hybrid adjustable and fixed-rate RMBS, any short-term financing rate increases should result in minor decreases in our net interest income, as we would expect the decrease in margin would be largely offset by our hedging efforts. Additionally, since the hybrid adjustable mortgages contain caps on the interest rate, a significant rise in rates after the initial fixed rate period would also result in a decrease in interest income if the financing rate is higher than the capped rate. With respect to our existing and future floating rate investments such as loans, interest rate increases should result in increases in our net interest income because our floating rate assets are greater in amount than the related floating rate liabilities. Similarly, such an increase in interest rates should generally result in an increase in our net interest income on future fixed rate investments made by us because our fixed rate assets would be greater in amount than our liabilities. However, we would expect that our fixed rate assets would decline in value in a rising interest rate environment and our net interest spreads on fixed rate assets could decline to the extent they are financed with floating rate debt. We have engaged in interest rate swaps to hedge a significant portion of the risk associated with changes in interest rates. However, because we do not hedge 100% of the amount of short-term financing outstanding, increases in interest rates will likely result in a decline in the net interest income of our portfolio, net of hedges. Similarly, decreases in interest rates will likely result in an increase in our net interest income.

          Shape of the yield curve. During 2005 and 2006, the yield curve experienced significant “flattening” as short term rates increased at a greater rate than long term rates. For example, between December 31, 2005 and December 31, 2006, the yield curve became inverted, with the yield on the three-month U.S. Treasury bill increasing by 92 basis points and the yield on the three-year U.S. Treasury note increasing by 41 basis points. Between December 31, 2006 and June 30, 2007, however, the yield curve steepened, with the yield on the three-month U.S. Treasury bill decreasing by 20 basis points and the yield on the three-year U.S. Treasury note increasing by 15 basis points. As of June 30, 2007, the yield on the three-month U.S. Treasury bill was 4.80% versus a yield of 4.88% on the three-year U.S. Treasury note, suggesting a very flat yield curve. Given the economic environment and the current “flatness” of the U.S. Treasury curve, it is difficult to predict if the yield curve will continue to remain flat or if a steepening will occur in the future. With respect to our RMBS portfolio, should there be a steepening of the yield curve, we would likely experience increases in our net interest income, as the financing of our RMBS investments is usually shorter in term than the fixed rate period of our RMBS portfolio, which is heavily weighted towards hybrid adjustable rate RMBS. Similarly, should inversion of the curve occur, we would likely experience decreases in our net interest income. Our hedging program will offset some of the impact of changes in the shape of the yield curve. However, since we do not hedge 100% of our interest rate exposure, the impact from the swaps will not fully offset the impact to net interest income.

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

          Credit spreads. Over the past several years, the credit markets experienced tightening credit spreads due to the robust demand for lending opportunities. Over the last two months, however, there has been significant widening of spreads across all of the credit markets. With respect to our credit portfolio, which includes commercial mortgage loans, asset-backed securities held in a CDO, bank loans, high yield corporate bonds and other corporate securities, and which accounts for 12.2% of our total portfolio as of June 30, 2007, a narrowing or widening of credit spreads could result in a decrease or increase, respectively, in the net interest income on future credit-oriented investments.

          Competition. Over the past several years, there has been increased competition for our targeted investments, which has caused further tightening of credit spreads. The recent spread widening has reduced the competition for our targeted investments and should provide us with a variety of investment opportunities. In addition, we believe it is likely that bank lenders will return to more historical lending practices, requiring more conservative loan-to-value ratios and higher debt service coverages than required by the market over the past few years, which will provide opportunities to lenders like us to provide corporate mezzanine financing.

          Subprime mortgages. Recently, the subprime mortgage-banking environment has been experiencing considerable strain from rising delinquencies and liquidity pressures and several subprime mortgage lenders have failed. Certain subprime lenders have been unable to obtain further financing and may not be able to satisfy outstanding debt obligations. Higher default rates in the subprime mortgage market have increased the risk of losses and volatility of interest rate spreads in that market sector, which has negatively impacted the market value of our available-for-sale securities collateralized by subprime mortgages and therefore our book value. As of June 30, 2007, our total holdings of subprime mortgages was $180.9 million (par amount) held in Pinetree CDO Ltd, or Pinetree. Although we consolidate these assets under GAAP, our economic risk of loss is limited to our $12.0 million equity investment in Pinetree. If our Pinetree portfolio experiences significant credit deterioration, we may be forced to realize some of those losses, which will have the effect of reducing our net income. Similarly, if the mortgages underlying these investments begin to perform below our expectations, we could experience reduced net interest income from Pinetree. As of June 30, 2007, we have accumulated a net $20.7 million of unrealized loss related to asset-backed securities held in Pinetree reflected as an increase of other comprehensive loss in stockholders’ equity while our economic risk is $12.0 million. Any realized losses in excess of our equity investment would be borne by the debt holders, however, under current GAAP, there may be a timing difference between the recognition of realized losses on the assets and the offsetting gain from reduction of the debt balance.

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

          When the fair value of an available-for-sale security is less than its amortized cost for an extended period, we consider whether there is an other-than-temporary impairment in the value of the security. If, in our judgment, an other-than-temporary impairment exists, the cost basis of the security is generally written down to the then-current fair value, and the unrealized loss is transferred from accumulated other comprehensive loss as an immediate reduction of current earnings (as if the loss had been realized in the period of other-than-temporary impairment). The cost basis adjustment is recoverable only upon sale or maturity of the security. The determination of other-than-temporary impairment is a subjective process, and different judgments and assumptions could affect the timing of loss recognition.

          We consider the following factors when determining an other-than-temporary impairment for a security or investment:

•	severity of impairment;

•	the length of time and the extent to which the market value has been less than the amortized cost;

•	whether the security has been downgraded by a rating agency;

•	the financial condition of the investee and the prospect for future recovery; and

•	our intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in market value.

          Additionally, for securities within the scope of Emerging Issues Task Force, or EITF, 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securities Financial Assets, when adverse changes in estimated cash flows occur as a result of declining net spread, prepayment or credit loss experience, an other-than-temporary impairment is deemed to have occurred. Accordingly, the security is written down to fair value, and the unrealized loss is transferred from accumulated other comprehensive loss as an immediate reduction of current earnings. The cost basis adjustment is recoverable only upon sale or maturity of the security.

Interest Income Recognition

          Interest income on our available-for-sale and held-to-maturity securities is accrued based on the actual coupon rate and the outstanding principal amount of the underlying instruments. Premiums and discounts are amortized or accreted into interest income over the lives of the securities using a method that approximates the effective yield method in accordance with Statement of Financial Accounting Standards, or SFAS, No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.

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

          As of June 30, 2007, our RMBS portfolio had an unamortized net premium of $76.5 million, $57.0 million excluding the stripped securities, included in the cost basis of our available-for-sale RMBS securities. The current weighted average life of the portfolio was 4.1 years, which represents the average number of years for which each dollar of unpaid principal remains outstanding, and we currently estimate approximately 50% of the net premium amortization will be realized over this period.

Loans

          Our investments in loans are classified either as loans held for sale and carried on the condensed consolidated balance sheet at the lower of cost or fair market value or as held for investment (referred to as “Loans” on the condensed consolidated balance sheet) and carried at amortized cost, net of an allowance for loan losses, if necessary, with any premium or discount being amortized or accreted to income. We determine fair value for our loans held for sale using price estimates provided by an independent pricing service or dealer quotes which are reviewed by us for reasonableness. If we are unable to obtain estimates from these primary sources, our valuation committee determines estimated fair value based on some or all of the following: (i) current financial information of the borrowing company and performance against its operating plan; (ii) changing value of collateral supporting the loan; (iii) changes to the market for the borrowing company’s service or product and (iv) present value of projected future cash flows. If an individual loan’s fair market value is below its cost, a valuation adjustment is recognized in net gain (loss) on loans in our statement of operations and the loan’s carrying value is adjusted. This valuation allowance is recoverable in future periods. We accrue interest income based on the outstanding principal amounts of the loans and their contractual terms.

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

          To estimate the allowance for loan losses, we first identify impaired loans. We consider a loan to be impaired when, based on current information and events, management believes it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. When a loan is impaired, the allowance for loan losses is increased by the amount of the excess of the amortized cost basis of the loan over the present value of projected future cash flows except that if practical, the loan’s observable market price or the fair value of the collateral may also be used. Increases in the allowance for loan losses are recognized in the statements of operations as a provision for loan losses. If the loan or a portion thereof is considered uncollectible and of such little value that further pursuit of collection is not warranted, a charge-off or write-off of a loan is recorded, and the allowance for loan losses is reduced.

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

          We have two impaired loans in our portfolio as of June 30, 2007. One was placed on non-accrual status in 2006, and we determined that an allowance for loan losses was required for the excess of the amortized cost basis of the loan over the discounted expected future cash flows. The second loan was placed on non-accrual status in 2007 and an allowance for loan losses was established for the full carrying value of the loan as, among other factors, the company has filed for bankruptcy and we do not expect to recover the principal amount due under the loan agreement.

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

          We are not required to account for the derivative contracts using hedge accounting, as described above. If we decide not to designate the derivative contracts as hedges and monitor their effectiveness as hedges, or if we enter into other types of derivative financial instruments that do not meet the criteria to be designated as hedges, changes in the fair values of these instruments are recorded in current earnings. One such derivative instrument is a credit default swap, or CDS, in which we generally act as the protection seller and receive a premium for taking the risk of paying the protection buyer for the notional amount of the contract and taking title to the referenced entity’s obligation upon the occurrence of a credit event, as defined in the CDS. The fair value of the CDS depends on a number of factors, primarily premium levels that are dependent on credit spreads. The CDS contracts are valued using market quotes provided from prominent broker dealers in the CDS market.

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

Income Taxes

          We have elected to be taxed, and intend to continue to qualify, as a REIT. As a result, we do not expect to pay substantial corporate-level income taxes. Many of the requirements for REIT qualification, however, are highly technical and complex. If we failed to meet each of these requirements and did not qualify for certain statutory relief provisions, we would be subject to federal and state income tax, which could have a material adverse impact on our results of operations and amounts available for distributions to our stockholders. However, we operate taxable REIT subsidiaries, or TRS, which may be subject to corporate-level income taxes.

Recent Accounting Pronouncements

          In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, or FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The adoption of FIN 48 effective January 1, 2007 did not have a material impact on our condensed consolidated financial statements.

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

          In June 2007, the AICPA issued Statement of Position,(“SOP”) 07-1, Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting for Parent Companies and Equity Method Investors for Investments in Investment Companies. This SOP provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide Investment Companies, (“the Guide”). Entities that are within the scope of the Guide are required, among other things, to carry their investments at fair value, with changes in fair value included in earnings. The provisions of this SOP are effective for us on January 1, 2008. We are currently evaluating this new guidance and has not determined whether it will be required to apply the provisions of the Guide in presenting its financial statements.

Financial Condition

          All of our assets were acquired through the use of proceeds from our December 2004 initial private placement and June 2005 initial public offering, operating cash flows, and the use of leverage. We used the proceeds from our June 2005 initial public offering of common stock to create additional leveraging capacity by paying down repurchase agreement obligations.

          The following table summarizes the carrying value of our investment portfolio by balance sheet classification, excluding credit default swaps and total return swaps, at June 30, 2007:

	Carrying Value

Security Description	Available-for- Sale Securities	Trading Securities	Other Investments	Loans Held For Sale	Loans	Total

	(In thousands)

RMBS (agency/AAA)	$7,565,833	$187,422	$—	$—	$—	$7,753,255

Corporate leveraged loans (1)	—	—	—	—	469,162	469,162
Commercial mortgage-backed assets (2)	4,755	—	—	1,460	31,905	38,120
Equity securities	393	—	6,682	—	—	7,075

Total structured and syndicated assets	5,148	—	6,682	1,460	501,067	514,357
Assets held in CLO (3)	8,461	—	—	263,083	—	271,544
Asset-backed securities held in CDO (4)	278,779	—	—	—	—	278,779
High yield corporate bonds	10,308	—	—	—	—	10,308
Other investments and loans (5)	2,943	—	—	6,989	—	9,932

Total alternative assets	305,639	—	6,682	271,532	501,067	1,084,920

Total invested assets	$7,871,472	$187,422	$6,682	$271,532	501,067	$8,838,175

Allowance for loan losses					(8,933)

					$492,134

(1)

Corporate leveraged loans exclude credit default swaps with an estimated net fair value of $0.8 million and a $50.0 million gross notional value, total return swaps with an estimated net fair value of $1.2 million and a $13.5 million notional value and this amount is reported gross of the $8.9 million allowance for loan losses.

(2)	Commercial mortgage-backed assets include $1.5 million of participating interests in commercial mortgage loans.
(3)	Assets held in CLO include high yield corporate bonds of $8.5 million.
(4)

Asset-backed securities held in CDO include RMBS (non-agency), CMBS and ABS in the amount of $230.5 million, $33.7 million, and $14.6 million, respectively. The real-estate assets (RMBS and CMBS) represented 94.8% of the Asset-backed securities held in CDO.

(5)	Other investments and loans include $7.0 of non-structured and syndicated corporate leveraged loans.

Mortgage-Backed Securities

          The table below summarizes the valuation adjustments on our available-for-sale agency issued and AAA-rated RMBS investments:

	June 30, 2007

	RMBS	Interest-only & Principal-only Securities	Total

	(In thousands)

Par amount (1)	$7,616,237	$5,769	$7,622,006
Unamortized premium	64,713	20,929	85,642
Unamortized discount	(7,677)	(1,425)	(9,102)

Amortized cost	7,673,273	25,273	7,698,546
Unrealized gains	299	8,157	8,456
Unrealized losses	(140,874)	(295)	(141,169)

Fair value	$7,532,698	$33,135	$7,565,833

(1)	The par amount for interest-only and principal-only securities has been reduced by $0.2 million of other-than temporary impairment recognized for the six months ended June 30, 2007.

          As of June 30, 2007, we held 311 RMBS securities classified as available-for-sale with a fair value of $7.5 billion, valued below cost, of which 207 securities with a fair value of $4.7 billion were valued below cost for greater than twelve months. During the six months ended June 30, 2007, we recognized a $0.2 million of other-than-temporary impairment related to our interest-only securities. The expected future cash flows for all of these securities are primarily dependent upon contingent factors such as interest rates and prepayments that are dependent on a variety of market factors. We used updated cash flow projections generated from third party software to determine the amount of the impairment. As a result of the impairment charge, certain of these securities were written down to the then-current fair value, and the unrealized loss transferred from accumulated other comprehensive loss to the net gain (loss) on available-for-sale securities in the condensed consolidated statements of operations.

          As of June 30, 2007, excluding the interest-only and principal-only strips, our available-for-sale RMBS portfolio had a net amortized cost of 100.7% of the face amount. The RMBS (excluding the stripped securities) are valued below par as of June 30, 2007 because the weighted-average interest rate is lower than prevailing market rates. As of June 30, 2007, the relative fair value of our RMBS portfolio versus its amortized cost remained consistent with December 31, 2006. Our total RMBS net premium amortization expense for the three and six months ended June 30, 2007 was $6.0 million, and $12.6 million, respectively. As of June 30, 2007, we had unamortized net premium of $76.5 million, $57.0 million excluding the stripped securities, included in the cost basis of our available-for-sale RMBS securities. As of June 30, 2007, the current weighted average life of the portfolio was 4.1 years, which represents the average number of years for which each dollar of unpaid principal remains outstanding. We currently estimate approximately 50% of the net premium amortization will be realized over this period.

          Net portfolio duration, which is the difference between the duration of the RMBS portfolio and the duration of repurchase agreements, adjusted for the effects of our interest rate swap portfolio, is 0.40 years as of June 30, 2007. In order to fully assess the possible impact of a change in interest rates on the RMBS portfolio, the reader should consider not only the duration, but also the portfolio’s leverage. See our discussion of leverage later in this section under the heading “Leverage.”

          As of June 30, 2007, our agency issued and AAA-rated RMBS totaled $5.5 billion and $2.3 billion, respectively. The following table details our RMBS holdings as of June 30, 2007, of which $7.6 billion and $187.4 million are classified as available-for-sale securities and trading securities, respectively:

			Weighted Average

Security Description (1)	Par and Notional Amount	Estimated Fair Value	Coupon	Months to Reset (2)	Yield to Maturity	Contractual Maturity	Constant Prepayment Rate (3)	Modified Duration (4)

	(In thousands)

Hybrid Adjustable Rate RMBS:
Rate reset in 1 year or less	$388,836	$391,477	4.43%	5	5.58%	04/03/35	42.2	0.6
Rate reset in 1 to 3 years	2,598,360	2,576,210	4.98%	32	5.90%	04/10/35	30.2	1.7
Rate reset in 3 to 5 years	2,263,465	2,246,893	5.34%	45	5.34%	01/22/36	26.7	2.0
Rate reset in 5 to 7 years	270,386	270,179	5.90%	73	5.99%	09/25/36	22.5	2.4
Rate reset in 7 to 10 years	407,314	396,258	5.25%	98	6.08%	08/04/35	15.7	3.7

Fixed Rate RMBS:
15 year	54,963	54,181	5.50%	n/a	5.87%	09/08/20	12.2	3.2
30 year	1,798,202	1,760,877	5.87%	n/a	6.21%	02/02/36	12.3	4.4

Total hybrid and fixed rate RMBS	$7,781,526	7,696,075

Other:
Interest-only strips (5)	148,089	25,269	n/m	n/a	13.37%	04/27/35	9.2	(31.1)
Interest-only strips - trading (5)	1,151,096	20,012	n/m	n/a	9.05%	03/13/36	11.1	25.6
Interest-only and principal only strips (5)	37,113	11,899	n/m	n/a	8.30%	10/26/35	10.1	(7.6)

Total other RMBS	$1,336,298	57,180

Total RMBS estimated fair value		$7,753,255

(1)	Includes securities classified as both available-for-sale and trading.
(2)	Represents number of months before conversion to floating rate.
(3)

Constant prepayment rate refers to the expected average annualized percentage rate of principal prepayments over the remaining life of the security. The values represented in this table are estimates only and the results of a third party financial model.

(4)	Modified duration represents the approximate percentage change in market value per 100 basis point change in interest rates.
(5)	Interest- and principal-only strips represent solely the interest or principal portion of a security. Therefore the notional amount reflected should not be used as a comparison to par or fair value.
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

          As of June 30, 2007, the mortgages underlying our hybrid adjustable rate RMBS had fixed interest rates for a weighted average period of approximately 42 months, after which time the interest rates reset and become adjustable. The average length of time until contractual maturity of those mortgages was approximately 28 years from date of issuance as of June 30, 2007.

          After the reset date, interest rates on our hybrid adjustable rate RMBS float based on spreads over various LIBOR indices. These interest rates are subject to caps that limit the amount the applicable interest rate can increase during any year, known as an annual cap, and through the maturity of the applicable security, known as a lifetime cap. As of June 30, 2007, the weighted average lifetime rate cap for the portfolio was 10.5%, the weighted average maximum increase in the first year, or initial cap, that the rates are adjustable was 4.1%, and the weighted average maximum annual increase for years subsequent to the first year was 1.9%.

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

          The following table, in thousands, summarizes our RMBS (available-for sale and trading), according to their weighted average life:

	June 30, 2007

Weighted Average Life	Estimated Fair Value	Amortized Cost

Greater than one year and less than five years	$5,783,033	$5,876,234
Greater than five years and less than ten years	1,597,528	1,631,561
Greater than ten years	372,694	384,874

Total	$7,753,255	$7,892,669

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

Asset-Backed Securities Held in CDO

          Pinetree, one of our qualified REIT subsidiaries, is a VIE under FIN 46R and we are the primary beneficiary of the VIE. We own all of the equity interest in Pinetree, which were issued to us as preference shares and ordinary shares for an aggregate purchase price of $12.0 million. The ABS held in Pinetree are included in available-for-sale securities. We accrue interest income on the ABS and interest expense on the long-term debt in the condensed consolidated statements of operations. Pinetree is a bankruptcy remote entity and we consolidate 100% of the assets and liabilities of Pinetree. This has resulted in an accumulated net unrealized loss of $20.7 million related to asset-backed securities held in Pinetree reflected as an increase of other comprehensive loss in stockholders’ equity, while our economic risk is limited to $12.0 million, which represents our total equity investment in Pinetree. Any realized losses in excess of our equity investment would be borne by the debt holders, however, under current GAAP, there may be a timing difference between the recognition of realized losses on the assets and the offsetting gain from reduction of the debt balance.

          The following table summarizes the Pinetree investments by asset class as of June 30, 2007:

Asset Class	Par Amount	Amortized Cost	Estimated Fair Value	Weighted Average Life

		(In thousands)		(In years)

Residential B/C mortgage	$180,919	$179,809	$165,988	2.7
Residential A mortgage	35,073	34,690	33,326	6.3
Home equity loan	34,233	33,944	31,223	2.1
CMBS conduit	30,998	30,717	29,235	7.6
CMBS large loan	4,585	4,586	4,469	1.8
ABS collateralized bond obligation	8,209	8,146	7,119	4.9
Credit card	3,000	3,096	3,054	0.9
Student loan	1,357	1,357	1,376	3.5
Automobile loan	2,000	2,000	1,972	4.0
Small business loan	1,117	1,117	1,017	2.4

Total	$301,491	$299,462	$278,779	3.6

          As of June 30, 2007, Pinetree held $278.8 million of ABS classified as available-for-sale securities and $11.0 million of restricted cash and cash equivalents, which are generally being utilized to purchase additional ABS and pay distributions to debt and equity holders. The ABS are backed primarily by residential mortgages, home equity loans and commercial mortgages. The portfolio is composed of both fixed and floating rate securities, comprising 24.6% and 75.4% of the portfolio, respectively, as of June 30, 2007. The fixed portfolio had a weighted average interest rate of 5.80% while the variable portfolio has a weighted average spread of 1.95% over LIBOR as of June 30, 2007.

          The table below summarizes the Pinetree portfolio by Moody’s rating as of June 30, 2007:

Moody’s Rating	% of Total

Aaa	3.65%
Aa1	0.45%
Aa2	0.66%
Aa3	1.62%
A1	0.83%
A2	3.15%
A3	4.91%
Baa1	15.54%
Baa2	33.16%
Baa3	35.67%
Ba1	0.00%
Ba2	0.00%
Ba3	0.36%

100.00%

          The Moody’s weighted average rating factor, or WARF, for the Pinetree portfolio as of June 30, 2007 is 398, which equates to a weighted average Moody’s rating of between Baa2 and Baa3. As of June 30, 2007, we held 162 asset-backed securities with a fair value of $250.2 million, valued below cost, of which 44 securities with a fair value of $70.1 million were valued below cost for greater than twelve months. Four of the 180 asset-backed securities held in Pinetree had been downgraded to below investment grade by a major credit rating agency since their purchase (face value of $5.3 million at June 30, 2007) through June 30, 2007. We reviewed the cash flows for these and certain other asset-backed securities held in Pinetree in accordance with our policy and determined that we do not believe any of the asset-backed securities are other-than-temporarily impaired as of June 30, 2007, as we currently expect to collect all contractual amounts due and have the intent and ability to hold these securities until the value is recovered, which may be to maturity. Between June 30, 2007 and July 31, 2007 the major credit rating agencies issued downgrades on a significant amount of asset-backed securities but only seven securities held in Pinetree, with a face value of $11.8 million at July 31, 2007, were downgraded as a result of these actions. All other asset-backed securities held in Pinetree are investment grade. Management is monitoring the portfolio closely and due to the current uncertainty surrounding this asset class, there is a risk that portfolio attributes and performance could decline and some securities may become other-than-temporarily impaired in the future which could result in recognition of future impairment charges.

Loans and Credit Derivatives

          The following summarizes our loan portfolio, excluding credit default swaps and total return swaps, by loan classification at June 30, 2007:

		Carrying Value

Type of Loan	Loans Held for Sale (1)	Loans	Total

		(In thousands)

Loans held in CLO	$263,083	$—	$263,083
Corporate leveraged loans	6,989	469,162	476,151
Commercial real estate loans (2)	1,460	31,905	33,365

	$271,532	501,067	772,599

Allowance for loan losses		(8,933)	(8,933)

		$492,134	$763,666

(1)	Carrying value of loans held for sale is lower of cost or fair value.
(2)	Commercial real estate loans include participating interests in commercial mortgage loans.

          Loans Held in CLO

          Market Square, one of our qualified REIT subsidiaries, is a VIE under FIN 46R and we are the primary beneficiary of the VIE, causing us to consolidate Market Square. We own 100% of the preference shares, representing substantially all of the equity interest in Market Square, which we purchased for $24.0 million. As of June 30, 2007, Market Square had $263.6 million of loan principal outstanding with a carrying value of $263.1 million, which is included in loans held for sale, $36.8 million of restricted cash and cash equivalents, which are generally utilized to purchase additional loans and pay distribution to debt and equity holders, and $276.0 million of notes payable included in long-term debt. Market Square is a bankruptcy remote entity and although we consolidate 100% of the assets and liabilities of Market Square, it should be noted that our maximum exposure to loss is limited to our initial investment of $24.0 million. The weighted average coupon spread over LIBOR on the loan portfolio was 2.57% and the weighted average contractual maturity was 5.4 years as of June 30, 2007.

          The following table summarizes the Market Square loan portfolio as of June 30, 2007:

				Weighted Average
			Estimated
Moody’s	Par	Carrying	Fair		Contractual
Rating	Value	Value	Value	Spread	Maturity

		(In thousands)

Baa3	$6,557	$6,563	$6,574	1.89%	10/02/09
Ba1	13,275	13,278	13,326	1.63%	06/18/11
Ba2	11,959	11,955	11,982	1.82%	07/15/13
Ba3	42,280	42,254	42,427	2.21%	03/17/13
B1	69,162	69,027	69,269	2.47%	12/18/12
B2	87,502	87,254	87,608	2.80%	12/13/12
B3	28,140	28,030	28,113	3.36%	10/13/12
Caa1	4,736	4,722	4,722	3.71%	03/05/12

	$263,611	$263,083	$264,021	2.57%	11/01/12

          The Market Square bank loan portfolio is diversified across 29 Moody’s industry classifications and has a WARF of 2357, which equates to a weighted average Moody’s rating of between B1 and B2 as of June 30, 2007.

          Corporate Leveraged Loans

          The following table summarizes our corporate leveraged loans as of June 30, 2007:

Type of Loan	Carrying Value	Weighted Average Coupon

	(In thousands)

First lien secured	$134,918	10.56%
Second lien secured	260,365	12.24%
Mezzanine	60,291	14.93%
Hold Co.	20,577	12.63%

	476,151	12.12%

Allowance for loan losses	(8,933)

	$467,218

          As of June 30, 2007, we had corporate leveraged loans totaling $476.2 million, classified as loans held for investment with the exception of $7.0 million classified as loans held for sale. The mezzanine and Hold Co. loans are generally unsecured. As of June 30, 2007, we recognized an allowance for loan losses totaling $8.9 million. The loans reflected in the above table are at their contractual outstanding amount by type and coupon, rather than net of the $8.9 million allowance for loan losses as of June 30, 2007.

          During the second quarter of 2007 we determined that one of our first lien secured loans in the amount of $5.1 million was impaired as a result of the company’s declaration of bankruptcy, among other factors, and an additional provision for the full amount of the loan was required. Additionally, one of our mezzanine loans in the amount of $8.0 million was impaired and an additional provision for loan losses in the amount of $1.8 million was required for this loan for the three months ended March 31, 2007. This was in addition to the $2.0 million allowance for this loan that was established as of December 31, 2006.

          Commercial Real Estate Loans (including participating interests)

          As of June 30, 2007, we had invested in junior participation interests in commercial mortgages originated by Hometown Commercial Capital, LLC with a total carrying value of $1.5 million. These loans are classified as held for sale on our condensed consolidated balance sheet. As of June 30, 2007, we held commercial mortgage loans with a carrying value of $31.9 million. These loans are classified as held for investment on our condensed consolidated balance sheet.

          Credit Default Swaps

          As of June 30, 2007, we held 16 CDSs with an aggregate notional amount of $50.0 million. As of June 30, 2007, these CDSs had a net fair value of $0.8 million, recorded in derivative assets and derivative liabilities in the condensed consolidated balance sheet in the amounts of $0.8 million and $4,000, respectively.

          Total Return Swaps

          As of June 30, 2007, we held two total return swaps with an aggregate notional amount of $13.5 million and an aggregate fair value of $1.2 million recorded in derivative assets.

Equity Securities

          As of June 30, 2007, our equity securities had a total carrying value of $7.1 million. Equity securities with a readily determinable fair value of $0.4 million are classified as available-for-sale securities in our condensed consolidated balance sheet. All other equity securities are classified as other investments.

Due From Broker

          As of June 30, 2007, we had $23.9 million due from broker; all amounts are expected to settle in the following quarter. The due from broker consisted of the following:

•	Unsettled loan sales - $22.2 million

•	Unsettled sales of loans held in CLO - $1.7 million

Interest Receivable

          As of June 30, 2007, our interest receivable of $50.6 million related to the following:

•	RMBS - $38.8 million

•	Loans - $7.9 million

•	Derivatives - $2.5 million

•	Various other investments - $1.4 million

Other Receivables

          As of June 30, 2007, other receivables of $21.9 million consisted of:

•	RMBS paydowns - $21.3 million

•	Paydowns on loans held in CLO - $0.5 million

•	Miscellaneous - $0.1 million

Prepaid and Other Assets

          As of June 30, 2007, prepaid and other assets of $13.4 million consisted of:

•	Debt issue costs - $11.3 million

•	Prepaid assets - $2.1 million

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

          As of June 30, 2007, we had a portfolio of 192 designated interest rate swaps with maturities ranging from July 2007 to June 2017 and a total notional amount of $6.2 billion and a net fair value of $66.7 million. Under the interest rate swap and interest rate swap forward agreements we have in place, we receive interest at rates that reset periodically, generally every one or three months, and usually pay a rate fixed at the initiation of and for the life of the swap agreements. The current market value of interest rate swaps is heavily dependent on the current market fixed rate, the corresponding term structure of floating rates as well as the expectation of changes in future floating rates (yield curve). As expectations of future floating rates change, the market value of interest rate swaps changes. Based on the daily market value of those interest rate swaps and interest rate swap forward contracts, our counterparties may request additional margin collateral or we may request additional collateral from our counterparties to ensure that an appropriate margin account balance is maintained at all times through the maturity of the contracts. As of June 30, 2007, the unrecognized gain on interest rate swap transactions in accumulated other comprehensive loss of $77.6 million includes cumulative deferred gains on terminated swaps of $6.8 million that will be amortized over the original hedging period.

          As of June 30, 2007, we held 13 interest rate swaps and five interest rate floors with notional amounts in the aggregate of $441.0 million and $456.9 million, respectively, which were not designated as hedges. Accordingly, changes in fair value of these derivatives are recorded in net gain on derivatives in the condensed consolidated statement of operations. As of June 30, 2007, these interest rate swaps and interest rate floors had a net negative fair value of $2.1 million and $2.0 million, respectively, recorded in derivative liabilities in the condensed consolidated balance sheet. In connection with the interest rate floors, we received aggregate payments of $4.4 million upon inception of the floors, $0.5 million during the first six months of 2007, and in return will make payments based on the spread in LIBOR rates, if one-month LIBOR decreases below certain agreed upon rates. The payments we may have to make are based on the spread times the amortizing notional balance of the respective floor.

Liabilities

          We have entered into repurchase agreements to finance many of our purchases of RMBS. These agreements are secured by RMBS and bear interest rates that have historically moved in close relationship to LIBOR. As of June 30, 2007, we established 18 borrowing relationships with various financial institutions and other lenders. As of June 30, 2007, we had an outstanding repurchase agreement balance with 11 of those counterparties.

          As of June 30, 2007, we had outstanding repurchase agreement liabilities of $7.3 billion, including accrued interest, with a weighted-average current borrowing rate of 5.32%. We intend to renew these repurchase agreements as they mature under the then-applicable borrowing terms of the counterparties to the repurchase agreements. As of June 30, 2007, the repurchase agreements were secured by RMBS and other investment securities with an estimated fair value of $7.4 billion and had weighted-average remaining maturities of 34 days. The net amount at risk, defined as fair value of securities sold, including accrued interest income, minus repurchase agreement liabilities, including accrued interest expense, with all counterparties was $44.7 million as of June 30, 2007. See details of the net amount at risk later in this section under the heading “Liquidity and Capital Resources.”

          On March 10, 2006, we entered into an up to $300.0 million three-year revolving warehouse funding agreement with Wachovia Capital Markets, LLC (the “Facility”), subject to annual renewal approval. In February we increased the Facility to $375.0 million. Financing under the Facility is secured by assets ranging from large syndicated bank loans to subordinated notes and preferred stock. Advance rates under the Facility vary by asset type and are subject to certain compliance criteria. The Facility is available to two bankruptcy remote special purpose vehicles (DWFC, LLC and Deerfield Triarc TRS (Bahamas) Ltd.) and the debt holder has recourse only to the collateral of these entities, which total $475.4 million as of June 30, 2007. We expect to pursue term funding of these assets via securitization in a future CDO (See Recent Developments for a discussion of the Middle Market Loan CLO). As of June 30, 2007, we had $318.0 million of debt outstanding related to the Facility. We are amortizing $1.2 million of debt issuance costs into interest expense over the term of the Facility. The annual interest rate for the Facility is based on short-term commercial paper rates as defined in the warehouse funding agreement, plus 0.75% for large syndicated loans or plus 0.90% for all other loans. The weighted average rate as of June 30, 2007 was 6.24%. See further details about the Facility later in this section under the heading “Sources of Funds.”

          As of June 30, 2007, the Pinetree and Market Square long-term debt issuances bear weighted average interest rates, that reset quarterly, of LIBOR plus 0.55% and 0.49% and based on the last reset date were 5.89% and 5.85%, respectively. As of June 30, 2007, we have $287.6 million and $276.0 million of long-term debt resulting from the Pinetree and Market Square transactions, respectively.

          Our trust preferred securities’ interest is payable quarterly at a floating rate equal to LIBOR plus 3.50% per annum and 2.25% per annum for $51.6 million and $72.1 million, respectively, of principal outstanding. This rate was 8.86% and 7.61% for the $51.6 million and $72.1 million, respectively, of principal outstanding as of June 30, 2007.

Due To Broker

          Due to broker as of June 30, 2007 of $28.8 million consisted of the following (all amounts are expected to settle in the following quarter):

•	Unsettled purchases of loans held in CLO - $12.0 million

•	Swap margin due to broker - $8.5 million

•	Unsettled purchases of ABS held in CDO - $5.3 million

•	Unsettled corporate loans and securities purchases - $3.0 million

Interest Payable

          Interest payable as of June 30, 2007 of $37.1 million consisted of:

•	Net accrued interest payable on interest rate swaps - $24.0 million

•	Pinetree long-term debt interest payable - $4.1 million

•	Revolving warehouse facility long-term debt interest payable - $4.1 million

•	Market Square long-term debt interest payable - $3.2 million

•	Unsecured junior subordinated interest payable to Trusts - $1.7 million

Management and Incentive Fee Payable to Related Party

          As of June 30, 2007, we had $1.1 million payable to our Manager for management fees.

Other Payables

          As of June 30, 2007, other payables of $1.7 million consisted of:

•	Miscellaneous - $1.2 million

•	Audit and tax related services - $0.5 million

Stockholders’ Equity

          Stockholders’ equity as of June 30, 2007 was $676.2 million and primarily consisted of the following 2007 activity:

•	Net unrealized loss on available-for-sale securities - $47.9 million

•	Net unrealized gain on cash flow hedges - $19.1 million

•	Contributions to additional paid-in capital related to compensation for restricted stock, common stock grants and option grants to our Manager - $0.5 million

•	Contributions to additional paid-in capital related to compensation paid to our independent directors in the form of fully vested common stock- $0.2 million

•	Retained earnings - $37.0 million of net income less $21.7 million of declared dividends

Results of Operations

          The following section provides a comparative discussion of our condensed consolidated results of operations as of and for the three and six months ended June 30, 2007 and 2006.

Summary

          The following table summarizes selected historical consolidated financial information:

	Three months ended June 30,		Six months ended June 30,

	2007	2006	2007	2006

	(Dollars in millions, except for per share data)

Net income	$14.5	$18.2	$37.0	$37.3
Dividends (1)	$21.7	$19.6	$43.5	$38.2
Net income per share - diluted	$0.28	$0.35	$0.72	$0.72
Dividends per share (1)	$0.42	$0.38	$0.84	$0.74
Book value per share	$13.07	$13.13	$13.07	$13.13
Total invested assets (2)	$8,829.2	$8,680.8	$8,829.2	$8,680.8
Alternative asset portfolio (2)	$1,075.9	$895.4	$1,075.9	$895.4
Return on equity (3)	7.8%	9.8%	10.0%	10.1%
Leverage (4)	12.3	12.1	12.3	12.1

(1)	Dividends shown are reflected in the period to which they relate, rather than the period declared.
(2)	Total invested assets and Alternative assets are reflected net of the $8.9 million of allowance for loan losses.
(3)

Return on equity is calculated by dividing our net income by the weighted average net equity proceeds raised, which represents the proceeds from our initial private placement and initial public offerings, net of all underwriter and discounts and commissions as well as direct offering costs. The return has been annualized.

(4)	Leverage is calculated by dividing our total debt (principal outstanding on repurchase agreements and long-term debt) by total stockholders’ equity.

          The decrease in net income of $3.7 million for the three months ended June 30, 2007 compared to the same period 2006 was primarily attributable to an increase in the provision for loan losses of $5.1 million and a $5.1 decrease to net other income and gain (loss). This was offset by a $6.0 million increase in net interest income which was the result our increased diversification into alternative assets combined with a higher interest rate environment. The decrease in net income of $0.3 million for the six months ended June 30, 2007 compared to the same period 2006 was primarily attributable to an increase in the provision for loan losses of $6.9 million which was offset by a $7.0 million increase in net interest income as a result of the factors described above.

          We have also increased the overall leverage through net increased aggregate borrowings of $213.9 million as of June 30, 2007 compared to the same period in 2006, primarily through the use of our revolving warehouse funding facility and trust preferred debt securities. We utilized this additional leverage primarily to fund our corporate leveraged loans and other alternative assets.

          We continue to diversify our overall portfolio mix by increasing our investments into alternative assets, which we define as all invested assets other than RMBS. As of June 30, 2007, we had $1.1 billion of alternative assets, or 12.2% of our portfolio compared to $895.4 million of alternative assets, or 10.3% of our portfolio as of June 30, 2006. Corporate leveraged loans have been the primary driver of our alternative portfolio increasing to total $476.2 million or 5.3% of our total investments as of June 30, 2007 compared to $275.5 million or 3.2% of our total investments as of June 30, 2006.

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

Net Interest Income

          The following table summarizes our interest income:

	Three months ended June 30,			% of total interest income
			Variance 2007 vs. 2006
	2007	2006		Three months ended June 30,

	(In millions)			2007	2006

Real Estate Investments:
Residential mortgage-backed securities	$99.8	$97.7	$2.1	76.9%	83.2%
Commercial real estate loans and securities	1.6	0.5	1.1	1.2%	0.4%
Asset-backed securities held in CDO	5.4	5.1	0.3	4.2%	4.4%

Total real estate investments	106.8	103.3	3.5	82.3%	88.0%

Corporate Investments:
Corporate loans and securities:
Corporate leveraged loans	16.5	7.0	9.5	12.8%	6.0%
High yield corporate bonds	0.3	0.4	(0.1)	0.2%	0.3%
Assets held in CLO	5.6	5.7	(0.1)	4.3%	4.9%
Tresuries and short-term investments	0.4	0.4	—	0.3%	0.3%
Equity securities	—	0.5	(0.5)	0.0%	0.4%
Other investments	0.1	0.1	—	0.1%	0.1%

Total corporate investments	22.9	14.1	8.8	17.7%	12.0%

Total interest income	$129.7	$117.4	$12.3	100.0%	100.0%

	Six months ended June 30,			% of total interest income
			Variance 2007 vs. 2006
	2007	2006		Six months ended June 30,

	(In millions)			2007	2006

Real Estate Investments:
Residential mortgage-backed securities	$195.8	$182.1	$13.7	77.6%	83.0%
Commercial real estate loans and securities	3.0	1.2	1.8	1.2%	0.5%
Asset-backed securities held in CDO	10.7	9.9	0.8	4.2%	4.5%

Total real estate investments	209.5	193.2	16.3	83.0%	88.0%

Corporate Investments:
Corporate loans and securities:
Corporate leveraged loans	29.8	12.5	17.3	11.8%	5.7%
High yield corporate bonds	0.6	0.7	(0.1)	0.2%	0.3%
Assets held in CLO	11.4	11.0	0.4	4.5%	5.0%
Tresuries and short-term investments	1.0	0.8	0.2	0.4%	0.4%
Equity securities	—	1.2	(1.2)	0.0%	0.5%
Other investments	0.1	0.1	—	0.1%	0.1%

Total corporate investments	42.9	26.3	16.6	17.0%	12.0%

Total interest income	$252.4	$219.5	$32.9	100.0%	100.0%

          The increase in interest income by $12.3 million and $32.9 million for the three and six months ended June 30, 2007, compared to the three and six months ended June 30, 2006, was primarily attributable to the diversification of our portfolio to higher yielding alternative assets, the corporate leverage loans being the largest contributing factor. Corporate leverage loans increased $185.2 million from June 30, 2006 to June 30, 2007 and contributed an increase of $9.5 million and $17.3 million to the increase in interest income for the three and six months ended June 30, 2007, respectively. As of June 30, 2007, our RMBS and alternative portfolio was $7.8 billion and $1.1 billion, respectively, as compared to $7.8 billion and $0.9 billion, respectively, at June 30, 2006. Although the RMBS balances remained relatively consistent from June 30, 2006 to June 30, 2007, RMBS contributed $2.1 million and $13.7 million to the increase in interest income for the three and six months ended June 30, 2007, respectively. This was primarily attributable to the overall increase in the interest rate environment for the periods presented.

          The following table summarizes our interest expense:

	Three months ended June 30,			Six months ended June 30,
			Variance 2007 vs. 2006			Variance 2007 vs. 2006
	2007	2006		2007	2006

	(In millions)			(In millions)

Repurchase agreements	$100.8	$94.8	$6.0	$198.0	$170.5	$27.5
Designated hedging activity	(14.9)	(9.9)	(5.0)	(29.0)	(14.9)	(14.1)
Long-term debt	15.0	10.2	4.8	29.6	18.4	11.2
Amortization of debt issuance cost	1.3	0.9	0.4	2.5	1.0	1.5
Margin borrowing	0.3	0.3	—	0.3	0.4	(0.1)

Total interest expense	$102.5	$96.3	$6.2	$201.4	$175.4	$26.0

          The increase in interest expense of $6.2 million and $26.0 million for the three and six months ended June 30, 2007, compared to the three and six months ended June 30, 2006, was primarily a result of an increase in the overall interest rate environment, as our funding sources are primarily tied to short term interest rates or reset on a relatively short-term basis. The higher interest rates contributed a $6.0 million and a $27.5 million increase in repurchase agreements for the three and six months ended June 30, 2007, offset by the $5.0 million and $14.1 million increased reduction of interest expense from our designated hedging for the same periods. We are currently in a net-receive position on substantially all of our interest rate swaps due to the higher variable interest rates, which are the basis for our receipt of payments, above the fixed rate payments we are making on these interest rate swaps.

          Additionally, the interest expense related to long-term debt increased by $4.8 million and $11.2 million for the three and six months ended June 30, 2007, compared to the same periods in 2006. We increased our use of leverage through our warehouse funding facility and additional trust preferred securities, which had $318.0 million and $123.7 million, respectively, outstanding as of June 30, 2007, and $175.8 million and $51.6 million, respectively, outstanding as of June 30, 2006.

          The market is currently experiencing a significant delevering event with liquidity being scarce and credit spreads widening. As discussed further in our discussion on liquidity, while management believes our current financing sources and cash flows from operations are adequate to meet our liquidity needs (excluding the planned debt issuance related to the Merger), subsequent to June 30, 2007 our investment strategy has refocused to that of preserving liquidity until the current market conditions subside, which may have a negative impact on our future net interest margin during this period of market uncertainty.

Provision for Loan Losses

          We identified two impaired loans held for investment as of June 30, 2007. We determined that additions to the provision for loan losses in the amount of $5.1 million and $6.9 million for the three and six months ended June 30, 2007 were required for these loans. The $5.1 million increase during the three months ended June 30, 2007 represented the full outstanding principal balance of a loan fully reserved for as, among other factors, the company declared bankruptcy and we do not expect to collect the principal amount of the loan. The remaining $1.8 million dollar addition to the provision during the six months ended June 30, 2007 represented the excess of the amortized cost basis over the discounted expected future cash flows for another loan.

          We had not recognized an allowance for loan losses for the same periods during 2006.

Expenses

          The following table summarizes our expenses for the periods presented:

	Three months ended June 30,			Six months ended June 30,
			Variance 2007 vs. 2006			Variance 2007 vs. 2006
	2007	2006		2007	2006

	(In millions)			(In millions)

Base management fee	$3.3	$3.3	$—	$6.6	$6.6	$—
Amortization related to restricted stock and options	0.1	0.3	(0.2)	0.2	0.7	(0.5)

Total management fee expense to related party	3.4	3.6	(0.2)	6.8	7.3	(0.5)

Incentive fee expense to related party	—	0.8	(0.8)	2.2	2.0	0.2

Audit and audit-related fees	0.3	0.2	0.1	0.7	0.4	0.3
Legal fees	0.2	0.1	0.1	0.3	0.2	0.1
Other professional fees	0.3	0.1	0.2	0.4	0.3	0.1

Total professional services	0.8	0.4	0.4	1.4	0.9	0.5

Insurance expense	0.2	0.2	—	0.3	0.4	(0.1)

Board of directors fees	0.5	0.1	0.4	0.6	0.3	0.3
Banking and other administrative fees	0.2	0.2	—	0.3	0.3	—
Software and data feeds	—	0.1	(0.1)	0.1	0.1	—
Other general and administrative expenses	0.1	0.1	—	0.2	0.2	—

Total general and administrative expenses	0.8	0.5	0.3	1.2	0.9	0.3

Total expenses	$5.2	$5.5	$(0.3)	$11.9	$11.5	$0.4

          For the three months ended June 30, 2007, our expenses decreased by $0.3 million as compared to the same period in 2006. This decrease was primarily attributable to a decrease in incentive fee expense of $0.8 million resulting from a decrease in our net income and a decrease in amortization on restricted stock and options of $0.2 million. The decrease in amortization is primarily because we have used the graded vesting attribution method for expense amortization of the restricted stock and options, which has resulted in a larger amount of the total expense being recognized in the earlier periods of vesting. These decreases in expenses were partially offset by an increase in professional services expense of $0.4 million and an increase in board of directors fees of $0.4 million primarily attributable to certain legal expenses, an increase in audit fees and increased board compensation for additional board meetings.

          For the six months ended June 30, 2007, our expenses increased by $0.4 million as compared to the same period in 2006. This increase was primarily attributable to increases in professional services expense, board of directors fees and incentive fees to related party of $0.5 million, $0.3 million and $0.2 million, respectively. These increases were partially offset by a decrease in amortization on restricted stock options of $0.5 million.

Other Income and Gain (Loss)

          The following table summarizes our other income and gain (loss) for the periods presented:

	Three months ended June 30,			Six months ended June 30,
			Variance			Variance
	2007	2006	2007 vs. 2006	2007	2006	2007 vs. 2006

	(In millions)			(In millions)

Net realized gain (loss) on available-for-sale securities	$(0.2)	$1.4	$(1.6)	$2.5	$5.3	$(2.8)
Other-than-temporary impairment on available-for-sale securities	—	(0.2)	0.2	(0.2)	(2.0)	1.8

Net gain (loss) on available-for-sale securities	(0.2)	1.2	(1.4)	2.3	3.3	(1.0)

Net realized gain on trading securities	0.3	—	0.3	0.4	—	0.4
Net unrealized gain (loss) on trading securities	(6.0)	0.1	(6.1)	(3.4)	(1.8)	(1.6)

Net gain (loss) on trading securities	(5.7)	0.1	(5.8)	(3.0)	(1.8)	(1.2)

Net realized gain (loss) on loans	(1.4)	0.2	(1.6)	0.2	0.7	(0.5)
Net unrealized gain (loss) on loans	(0.1)	(0.4)	0.3	0.3	(0.3)	0.6

Net gain (loss) on loans	(1.5)	(0.2)	(1.3)	0.5	0.4	0.1

Net realized gain on interest rate swaps	3.2	1.9	1.3	3.5	1.0	2.5
Net realized gain on credit default swaps	0.6	0.5	0.1	1.1	0.9	0.2
Net realized gain on total return swaps	0.5	—	0.5	0.2	—	0.2
Net unrealized gain (loss) on interest rate swaps	(0.5)	(0.9)	0.4	(1.3)	0.7	(2.0)
Net unrealized gain (loss) on credit default swaps	(0.5)	(0.1)	(0.4)	(0.1)	0.2	(0.3)
Net unrealized gain (loss) on total return swaps	(0.2)	—	(0.2)	0.3	—	0.3
Net unrealized gain on interest rate floors	2.2	—	2.2	1.6	—	1.6

Net gain on derivatives	5.3	1.4	3.9	5.3	2.8	2.5

Dividend income	0.1	0.1	—	0.2	0.2	—
Other net gain (loss)	(0.5)	—	(0.5)	(0.3)	—	(0.3)

Dividend income and other net gain (loss)	(0.4)	0.1	(0.5)	(0.1)	0.2	(0.3)

Total other income and gain (loss)	$(2.5)	$2.6	$(5.1)	$5.0	$4.9	$0.1

Total net realized gain	$3.1	$4.1	$(1.0)	$8.1	$8.1	$—

Total net unrealized loss	$(5.6)	$(1.5)	$(4.1)	$(3.1)	$(3.2)	$0.1

          For the three months ended June 30, 2007, other income and gain (loss) decreased by $5.1 million as compared to the same period in 2006. This decrease is primarily attributable to increased losses on trading securities, available-for-sale securities, loans and other net gain (loss) of $5.8 million, $1.4 million, $1.3 million and $0.5 million, respectively, offset by an increase in derivative gains of $3.9 million. The increased losses on trading securities are the net result of unfavorable changes in interest rates related to residential mortgage-backed securities and interest-only securities in this category. The increased losses on loans were driven by the closing out of certain loan positions to mitigate future exposure and the increased losses on available-for-sale securities are primarily driven by portfolio decisions to reposition the RMBS portfolio. The increased losses in other net gain (loss) are the result of losses incurred on our equity method investment in HCC of $0.5 million. The increase in derivative gains are primarily attributable to increases realized gains on interest rate swaps of $1.3 million and unrealized gains on interest rate floors of $2.2 million which were primarily a result of favorable interest rate changes to these instruments during the period.

          For the six months ended June 30, 2007, other income remained relatively flat with an increase of $0.1 million compared to the same period in 2006. This slight increase is attributable to increased gains on derivatives of $2.5 million offset by decreased gains on available for sale securities of $1.0 million and increased losses on trading securities of $1.2 million. The increase in derivative gains are primarily driven by increases in realized gains on interest rate swaps of $2.5 million and unrealized gains on interest rate floors of $1.6 million which were the result of favorable interest rate changes to these instruments during the period. The decreased gains on available-for-sale securities are primarily driven by portfolio decisions to opportunistically reposition the RMBS portfolio. These decreased gains were offset by a decrease in other-than-temporary impairment on available-for-sale securities as a result of more favorable interest rate changes for certain inverse-only and digital interest-only securities we held primarily for duration management and yield enhancement for the six months ended June 30, 2007 compared to 2006. The increased losses on trading securities are the net result of unfavorable changes in interest rates related to residential mortgage-backed securities and interest-only securities in this category.

Income Tax Expense

          We have elected to be taxed as a REIT and intend to continue to comply with the provisions of the Internal Revenue Code of 1986, as amended (or the Code), with respect thereto. Accordingly, we will largely be exempt from federal or state income tax to the extent of our distributions to stockholders and as long as certain asset, income, distribution and stock ownership tests are met. We continue to make and hold most of our investments and conduct most of our other operations through our wholly owned limited liability company subsidiary. Even if we qualify for federal taxation as a REIT, we may be subject to some amount of federal, state and local taxes on our taxable income.

          We have made a joint election with Deerfield Triarc TRS Holdings, Inc. to treat this domestic subsidiary as a taxable REIT subsidiary. As such, Deerfield Triarc TRS Holdings, Inc. is taxable as a domestic C corporation and subject to federal, state and local taxes based upon its taxable income. Deerfield Triarc TRS Holdings, Inc. was formed to make, from time to time, certain investments that would not be REIT qualifying investments if made directly by the REIT and to earn income that would not be REIT qualifying income if earned directly by the REIT. For the three and six months ended June 30, 2007, Deerfield Triarc TRS Holdings, Inc. invested primarily in short-term bank loans and bond trading positions, resulting in loss before income taxes of $0.4 million and income before income taxes of $0.5, less income tax benefit of $0.1 million and income tax expense of $0.2 million, respectively.

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

Off-Balance Sheet Arrangements

          As of June 30, 2007, there have been no material changes in the off-balance sheet arrangements from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Liquidity and Capital Resources

          We held cash and cash equivalents of $35.2 million as of June 30, 2007.

          Our operating activities used cash of $26.6 million for the six months ended June 30, 2007, primarily through the following:

          Net inflows and non-cash adjustments of $75.1 million, consisting of the following:

•	Net income - $37.0 million

•	Net premium and discount amortization - $14.4 million

•	Proceeds from sales and principal payments on bank loans held for sale - $12.6 million

•	Provision for credit loss - $6.9 million

•	Net loss on trading securities - $3.0 million

•	Share based compensation - $0.7 million

•	Equity method loss on other investments - $0.3 million

•	Other-than-temporary impairment of available-for-sale securities - $0.2 million

Net change in operating assets and liabilities - $13.6 million

Net outflows and non-cash adjustments totaled $115.3 million, consisting of the following:

•	Net purchases of trading securities - $97.7 million

•	Net impact of derivatives - $14.7 million

•	Net realized gains on available for sale securities - $2.5 million

•	Net gain on loans held for sale - $0.4 million

          Our investing activities provided cash of $0.9 million for the six months ended June 30, 2007, primarily the result of the purchase of available-for-sale securities and loans totaling $2.0 billion, offset by principal payments and proceeds from sale of available-for-sale securities of $1.9 billion, and principal payments and proceeds from loans of $97.9 million. Restricted cash and cash equivalents increased $32.5 million and there were purchases of other investments of $0.6 million.

          Our financing activities used cash of $11.6 million for the six months ended June 30, 2007, primarily from payments of dividends, net payments made on our repurchase agreements, payment made on warehouse funding agreement, debt issuance costs and long-term debt principal payments of $43.4 million, $21.4 million, $5.6 million, $3.5 million and $0.3 million, respectively. These payments were offset by net borrowings under our revolving warehouse funding agreement of $62.6 million.

          Leverage

          As of June 30, 2007 and 2006 our leverage was 12.3 times equity and 12.1 times equity, which was calculated by dividing our total debt (principal outstanding of repurchase agreements and long-term debt) of $8.3 billion and $8.2 billion by total stockholders’ equity of $676.2 million and $678.8 million, as reported in our financial statements as of June 30, 2007 and 2006, respectively.

          This increased leverage as of June 30, 2007 is primarily driven by our increased borrowings to fund growth in assets and net income. The net increase in principal outstanding related to repurchase agreements and warehouse funding from June 30, 2006 to June 30, 2007 was $33.9 million.

          Sources of Funds

          In addition to our December 2004 initial private offering, and June 2005 initial public offering, our primary source of funding has consisted of net proceeds from repurchase agreements. We have also generated proceeds through long-term debt issuances of Market Square and Pinetree, the issuance of trust preferred debt securities, and in March of 2006, we closed an alternative asset revolving warehouse funding facility with Wachovia Capital Markets, LLC, providing financing up to $300.0 million (amended to $375.0 million on February 7, 2007) in borrowing capacity.

          The following is a summary of our borrowings as of June 30, 2007 (dollars in thousands):

	Repurchase Agreements	Term Financing		Warehouse Funding Facility	Trust Preferred Securities		Total

Outstanding balance	$7,348,493	$563,564		$317,950	$123,717		$8,353,724
Weighted average borrowing rate	5.32%	5.87%		6.24%	8.13%		5.43%
Weighted-average remaining maturity (in years)	0.09	24.35	(1)	1.70	28.94	(2)	2.22
Fair value of collateral (including accrued interest)	$7,393,154	$602,922		$475,381	n/a		n/m

n/a – not applicable
n/m – not meaningful
(1) – $276.0 million of the term financing is callable after July 20, 2007 and quarterly thereafter and $287.6 million is callable after January 5, 2010.
(2) – $51.6 million of the trust preferred securities are callable after October 30, 2010 and $72.1 million are callable after October 30, 2011.

          Repurchase Agreements. As of June 30, 2007, repurchase agreements outstanding totaled $7.3 billion, with a weighted-average current borrowing rate of 5.32%, which were primarily used to finance the acquisition of mortgage-related assets. We expect to continue to borrow funds in the form of repurchase agreements. As of June 30, 2007, we had established 18 borrowing arrangements with various investment banking firms and other lenders, 11 of which we had an outstanding repurchase agreement balance as of June 30, 2007. Increases in interest rates could negatively impact the valuation of our mortgage-related assets, which could limit our borrowing ability or cause our lenders to initiate margin calls. Amounts due upon maturity of our repurchase agreements will be funded primarily through the rollover/reissuance of repurchase agreements and monthly principal and interest payments received on our mortgage-backed securities.

          Short-term (one year or less) liquidity needs are met primarily with proceeds from overnight investments and repurchase agreement borrowings, utilizing un-pledged RMBS as collateral. Un-pledged RMBS as of June 30, 2007 totaled $189.4 million. RMBS monthly paydowns, net interest from invested assets and dividends from subsidiaries are also significant sources of cash used in the liquidity management process. As of July 31, 2007 un-pledged RMBS increased to $229.4 million.

          Warehouse Funding Facility. Financing under the Facility is secured by assets ranging from large syndicated bank loans to subordinated notes and preferred stock. Advance rates under the Facility vary by asset type and are subject to certain compliance criteria. The Facility is available to two bankruptcy remote special purpose vehicles (DWFC, LLC and Deerfield Triarc TRS (Bahamas) Ltd.) and the debt holder has recourse only to the collateral of these entities, which total $475.4 million as of June 30, 2007. We expect to pursue term funding of these assets via securitization in a future CDO (See Recent Developments for a discussion of the Middle Market Loan CLO). As of June 30, 2007, we had $318.0 million of debt outstanding related to the Facility. We are amortizing $1.2 million of debt issuance costs into interest expense over the term of the Facility. The annual interest rate for the Facility is based on short-term commercial paper rates as defined in the warehouse funding agreement, plus 0.75% for large syndicated loans or plus 0.90% for all other loans. The weighted average interest rate as of June 30, 2007 was 6.24%.

          The Facility is subject to several non-financial covenants, including those of which relate to compliance with laws, maintenance of service agreements, protection of collateral and various notification requirements. Failure to meet these requirements could result in reduction of advances from the Facility or more severe default remedies, including acceleration of the outstanding indebtedness. Effective August 3, 2007 we received a waiver for a technical default that occurred in July 2007 related to a historical charge-off ratio within the Facility. The waiver provides for a six month forbearance on the technical default that occurred such that we are currently in compliance with the debt covenants. The forbearance period of six months effectively remedies the situation as the current technical default will not continue beyond that period.

          The remaining sources of funds, term financing and trust preferred securities, totaling $687.3 million as of June 30, 2007, are term funded. See Recent Developments for a discussion our discussion related to the Middle Market Loan CLO.

          The following table presents certain information regarding the amount at risk related to our repurchase agreements:

	Amount at Risk (1)	Weighted-Average Maturity of Repurchase Agreements

Repurchase Agreement Counterparties:	(In thousands)	(In days)

Barclays Bank Plc.	$(5,357)	38
Countrywide Securities Corporation	15,163	49
Credit Suisse Securities (USA) LLC	14,639	33
Fortis Securities LLC	35	3
ING	13,119	36
J.P. Morgan Securities Inc.	(402)	31
Lehman Brothers Inc.	1,475	18
Merrill Lynch Government Securities Inc.	(1,044)	23
Mitsubishi UFJ Securities (USA), Inc.	2,342	16
Nomura Securities International, Inc.	(1,280)	25
UBS Securities LLC	5,971	37

Total	$44,661	34

(1)	Equal to the fair value of securities pledged, and related accrued interest receivable, minus repurchase agreement liabilities, and related accrued interest payable.

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

Recent Developments

          On April 20, 2007, we announced entering into a definitive agreement to acquire Deerfield & Company LLC, or Deerfield, the parent of our Manager, from Triarc Companies, Inc., or Triarc, which owns a controlling interest in Deerfield, and Deerfield’s other members. The transaction is scheduled to be completed in the next several business days because the stockholders’ approved the issuance of shares necessary to complete the merger at the Company’s annual meeting held on August 9, 2007.

          The definitive Agreement and Plan of Merger, dated as of April 19, 2007 (the “Merger Agreement”), was entered into by and among the Company, DFR Merger Company (“Buyer Sub”), LLC, an Illinois limited liability company and a wholly-owned subsidiary of Deerfield Triarc Capital LLC formed in April of 2007 for the purpose of effecting the transactions contemplated by the Merger Agreement, Deerfield, and Triarc as the sellers’ representative. Simultaneously with the execution of the Merger Agreement, the Company also entered into a Registration Rights Agreement, dated as of April 19, 2007 (the “Registration Rights Agreement”), with Triarc Deerfield Holdings, LLC (a subsidiary of Triarc) and Triarc as the sellers’ representative.

          Set forth below are brief descriptions of the material terms and conditions of each of the Merger Agreement and the Registration Rights Agreement.

           MERGER AGREEMENT

          Upon the terms and subject to the conditions set forth in the Merger Agreement, at the contemplated effective time, Buyer Sub will be merged with and into Deerfield, the result of which will be that Deerfield will become an indirect wholly-owned subsidiary of the Company (the “Merger”).

          The aggregate consideration to be paid by Company in connection with the Merger is approximately $290.0 million, consisting of $145.0 million in cash and approximately 9.6 million shares of Company common stock (which had a value of approximately $145.0 million based on the average of the closing price of the Company’s common stock on the New York Stock Exchange over the 10 trading days prior to and including April 18, 2007), subject to various adjustments, including the deduction of an amount equal to the principal amount of debt outstanding of Deerfield (together with all accrued and unpaid interest).

          The Merger Agreement also permits Deerfield, prior to the effective time of the Merger, to distribute to its members up to approximately $6.0 million of cash (plus amounts for income taxes relating to pre-closing periods), and requires Deerfield to distribute to its members, prior to the effective time of the Merger, 329,692 shares of Company common stock currently owned by Deerfield. In order to fund the cash portion of the consideration and our expenses associated with the Merger, we and our subsidiaries intend to incur $155.0 million in debt financing.

          Approximately 2.5 million shares of the Company common stock being issued pursuant to the Merger Agreement will be deposited into an escrow account (the “Escrow Fund”) and will be available to satisfy the post-closing indemnification and other payment obligations of the pre-closing members of Deerfield. Subject to certain limitations and qualifications, the Merger Agreement contains customary indemnification provisions for the benefit of the Company as well as the pre-closing members of Deerfield. Barring any outstanding indemnification claims, the Escrow Fund will terminate one year from the closing date of the Merger, and any remaining shares of Company common stock and other assets in the Escrow Fund will be released to the pre-closing members of Deerfield, including Triarc.

          The Company and Buyer Sub, on the one hand, and Deerfield and Triarc (as the sellers’ representative), on the other hand, have made customary representations, warranties, covenants and agreements to each other in the Merger Agreement. The completion of the Merger is subject to the satisfaction or waiver of conditions customary to transactions of this type including, among others:

•	the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, which condition has already been satisfied;

•

the approval of the issuance of 9,635,192 shares of Company common stock in the Merger by the Company’s stockholders representing (1) a majority of the votes cast on the proposal (provided that the total votes cast on the proposal represent a majority of the outstanding shares of our common stock entitled to vote on the proposal) and (2) a majority of the votes cast by stockholders not affiliated with Deerfield or Triarc, which condition has already been satisfied;

•	the Company having obtained debt financing for the aggregate cash consideration payable in the Merger and related fees and expenses;

•	Deerfield having obtained consents from the requisite number of its clients with respect to the Merger, which condition has already been satisfied;

•	the resale registration statement contemplated by the Registration Rights Agreement having been declared effective by the SEC, which condition has already been satisfied;

•	the Company having furnished to Deerfield the requisite REIT qualification opinion; and

•	the satisfaction by Triarc of certain put rights held by certain Deerfield members.

          The closing of the Merger is expected to occur in the next several business days because the stockholders’ approved the issuance of shares necessary to complete the Merger at the Company’s annual meeting held on August 9, 2007. When the transaction closes, the Company will discontinue the use of “Triarc” in its name.

          The Merger Agreement also contains certain customary termination rights for both the Company and Deerfield, including the right of either party to terminate the Merger Agreement if the closing of the Merger has not occurred by October 19, 2007.

          We and our subsidiaries will incur substantial indebtedness to complete the Merger. We intend to enter into a senior secured term credit facility with UBS Loan Finance LLC, UBS Securities LLC, Bank of America, N.A. and Bank of America Securities LLC, providing for $155.0 million of financing to us and our subsidiaries. The amount borrowed under this credit facility is expected to be payable in full on a date five years from the closing date. The proceeds of this indebtedness will be used to pay the cash portion of the Merger consideration and related fees and expenses.

          REGISTRATION RIGHTS AGREEMENT

          The Registration Rights Agreement, which was entered into by us, Triarc Deerfield Holdings, LLC and Triarc, as the sellers’ representative (but may be subsequently entered into by any and all of the other members of Deerfield), provides, among other things, that the we must file, prior to the closing date of the Merger, a registration statement to permit resales of the shares of our common stock being issued pursuant to the Merger Agreement. We must use commercially reasonable efforts to keep the registration statement continuously effective (subject to specified limitations) for a period of two years or until such shares of our common stock cease to be registrable securities under the Registration Rights Agreement. In addition, the Registration Rights Agreement grants additional “demand” and “piggyback” registration rights to holders of shares of our common stock issued in connection with the Merger that continue to be registrable securities under the Registration Rights Agreement after the resale registration statement described above is no longer required to be kept effective.

          MIDDLE MARKET LOAN CLO

          On July 17, 2007 we announced the closing of DFR Middle Market CLO Ltd. (“MM CLO”), a $300.0 million middle market collateralized loan obligation (“CLO”) transaction. The securities issued by MM CLO consist of $250.0 million of investment grade notes and $50.0 million of subordinated notes. We purchased all of the BBB/Baa2 rated and subordinated notes, for a total investment of $69.0 million. The $231.0 million investment grade securities issued by MM CLO that were sold to third parties are rated AAA/Aaa through A/A2 and have a weighted-average interest rate of three month Libor plus 68.9 basis points. The notes pay interest on a quarterly basis. We will consolidate MM CLO’s assets and liabilities for financial reporting purposes. MM CLO is a consolidated bankruptcy remote subsidiary and the debt holders have recourse only to the collateral of MM CLO. Our Manager will serve as the Collateral Manager for the MM CLO.

          DIVIDEND

          On July 24, 2007, we declared a cash dividend of $0.42 per share on our common stock for the second quarter of 2007. The record date for the cash dividend was August 7, 2007, and the payment date will be August 28, 2007.

          CURRENT ENVIRONMENT

          Recent developments in the market for many types of mortgage products (including mortgage-backed securities) have resulted in reduced liquidity for these assets. Although this reduction in liquidity has been most acute with regard to nonprime assets, there has been an overall reduction in liquidity across the credit spectrum of mortgage products.

          Our short-term (one year or less) liquidity needs are met primarily with proceeds from overnight investments and repurchase agreement borrowings. Un-pledged RMBS as of June 30, 2007 totaled $189.4 million. RMBS monthly paydowns, net interest from invested assets and dividends from subsidiaries are also significant sources of cash used in the liquidity management process. As of July 31, 2007 un-pledged RMBS increased to $229.4 million. We have established 18 repurchase agreement borrowing relationships with various financial institutions and other lenders. We currently have balances outstanding with 11 of those counterparties. The majority of our remaining sources of borrowings are term financing and trust preferred securities, which are not subject to margin calls.

          While we believe current financing sources and cash flows from operations are adequate to meet our ongoing liquidity needs for the short-term, our investment strategy has been refocused to that of preserving liquidity until the current market conditions subside.

          ANNUAL MEETING OF STOCKHOLDERS

          The Annual Meeting of Stockholders of Deerfield Triarc Capital Corp. was held on August 9, 2007. The matters voted upon and approved at the meeting are as follows:

  the issuance of 9,635,192 shares of our common stock to the members of Deerfield as part of the consideration for the merger of Merger Sub with and into Deerfield pursuant to the Merger Agreement, which will enable us to complete the Merger;

  the re-election of Robert B. Machinist and Jonathan W. Trutter as Class III directors of DFR to serve on our Board for a three-year term or until their successors have been duly elected and qualified;

  the ratification of the appointment by our audit committee of Deloitte & Touche LLP to serve as DFR’s independent auditors for the fiscal year ending December 31, 2007; and

  the approval of an amendment and restatement of the Deerfield Triarc Capital Corp. Stock Incentive Plan to among other things increase the shares of common stock reserved for issuance under the plan from 2,692,313 to 6,136,725.

Estimated REIT Taxable Income

          Estimated REIT taxable income, which is a non-GAAP financial measure, is calculated according to the requirements of the Internal Revenue Code, rather than GAAP. The following table reconciles GAAP net income to estimated REIT taxable income:

Six months ended June 30, 2007

(In thousands)

GAAP net income	$37,021

Adjustments to GAAP net income:
Difference in rate of amortization and accretion	2,451
Interest on non-accrual loans	586
Amortization of terminated swaps	138
Amortization of financing element in Pinetree swap	(82)
Hedge ineffectiveness	(284)
Provision for loan losses (1)	1,800
Stock and options grant	178
Organization costs	(4)
Non-allowable deduction for meals and entertainment	72
Security basis difference recognized upon sale	75
Gain on intercompany sale eliminated for GAAP	(24)
Unrealized impairment of available-for-sale securities	202
Other unrealized (gain) loss	2,548
Exclusion of Deerfield Triarc TRS Holdings, LLC net income	(315)

Net adjustments to GAAP net income	7,341

Estimated REIT taxable income	$44,362

(1)	We recognized the $5.1 million provision for loan losses for both GAAP and Estimated REIT taxable income related to our loan to a company that filed bankruptcy in July 2007.

          The “Difference in rate of amortization and accretion” line above includes a different accretion rate of original issue discount, or OID on interest-only, or IO, securities. The tax accretion calculations of OID on IO securities are dependent on factors provided by administrators of the underlying mortgage pools that are currently not updated through June 30, 2007. These factors are influenced by actual versus planned prepayment activity and net interest spread on the underlying mortgage pools, and as a result, recognition of tax OID accretion income is subject to change. We therefore believe that the OID contribution to our estimated taxable income as of June 30, 2007 is not necessarily indicative of what our final taxable income will be for the year. OID accretes to the tax basis of the IO securities, thus upon sale of such a security, the tax cost basis will typically be higher than the book basis resulting in a smaller tax gain.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          As of June 30, 2007, the primary component of our market risk was interest rate risk, as described below. We believe that a significant portion of risk can be quantified from historical experience. While we do not seek to avoid risk completely, we actively manage interest rate risk, and regularly assess whether earnings in the portfolio include appropriate compensation for the inherent market risks to which it is exposed. In light of these risks, we regularly consider our capital levels and believe that our capital is sufficient.

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

          In order to mitigate our interest rate exposure, we have entered into 192 designated interest rate swap hedging transactions as of June 30, 2007. The following table summarizes the expiration dates of these contracts and their notional amounts:

Year of Expiration	Notional Amount

(In thousands)
2007	$60,000
2008	1,948,900
2009	1,137,000
2010	1,544,200
2011	759,000
2012 - 2017	747,000

Total	$6,196,100

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

          The following sensitivity analysis table shows the impact on the estimated fair value of our RMBS interest rate-sensitive investments (including available-for-sale investments of $7.6 billion and trading investments of $187.4 million) and interest rate swaps and floors as of June 30, 2007, assuming rates instantaneously fall 100 basis points and rise 100 basis points (the below table excludes the ABS available-for-sale securities held in CDO and Loans held in CLO as our equity at risk in these entities limited to is $12.0 million and $24.0 million, respectively):

	Interest Rates Fall 100 Basis Points	Unchanged	Interest Rates Rise 100 Basis Points

	(In thousands)

RMBS

Fair value (1)	$7,916,555	$7,753,255	$7,544,899
Change in fair value	$163,300		$(208,356)
Change as a percent of fair value	2.11%		(2.69)%
Designated and Undesignated Interest Rate Swaps and Floors
Fair value	$(91,027)	$65,441	$212,057
Change in fair value	$(156,468)		$146,616
Net Portfolio Impact	$6,832		$(61,740)

(1)	Includes RMBS classified as available-for-sale and trading.
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

          As of June 30, 2007, substantially all investments in our alternative investments portfolio (non-RMBS) are instruments with variable interest rates that are indexed to LIBOR. Because the variable rates on these instruments are short term in nature, we are not exposed to material changes in fair value as a result of changes in interest rates.

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

Inherent Limitations on Effectiveness of Controls

          There are inherent limitations in the effectiveness of any control system, including the potential for human error and the circumvention or overriding of the controls and procedures. Additionally, judgments in decision-making can be faulty and breakdowns can occur because of simple error or mistake. An effective control system can provide only reasonable, not absolute, assurance that the control objectives of the system are adequately met. Accordingly, our management, including our Chief Executive Officer and our Senior Vice President and Chief Financial Officer does not expect that our control system can prevent or detect all errors or fraud. Finally, projections of any evaluation or assessment of effectiveness of a control system to future periods are subject to the risks that, over time, controls may become inadequate because of changes in an entity’s operating environment or deterioration in the degree of compliance with policies or procedures.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

          In addition to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (see Part I, Item 1A), set forth in this section are additional risk factors we currently believe would be applicable to our business and relating to the Merger. Because the Merger is not expected to close until the several business days following the August 9, 2007 stockholders’ approval of the issuance of shares necessary to complete the Merger at the Company’s annual meeting, during which time significant changes could occur with respect to Deerfield or us, new and significant risks may arise before the closing that are not identified in this section.

          The failure to fulfill all conditions precedent to the Merger may prevent the consummation of the Merger, which would cause us to receive little or no benefit from the substantial costs we have incurred in connection with the Merger, or may lead to a change in the terms of the Merger Agreement that may be unfavorable to us.

          The obligation of the parties to complete the Merger is subject to the satisfaction or waiver of numerous conditions. If one or more of the conditions to the completion of the Merger are not met, then the party to the Merger Agreement entitled to the benefit of such condition may elect not to proceed with the Merger or may instead waive any or all conditions precedent. Accordingly, the Merger may not be consummated or, if consummated, the final terms of the Merger may be less favorable to us than the terms in the current version of the Merger Agreement.

          Our existing stockholders may be substantially diluted by the issuance of shares of our common stock in the Merger and this issuance may depress the market price of our common stock.

          In determining whether to vote in favor of the issuance of approximately 9,635,192 shares of our common stock to enable us to complete the Merger, our stockholders should consider that they are subject to the risk of substantial dilution of their interests which will result from the issuance of such shares, and that as a result of this issuance, Deerfield’s members will receive approximately 18.6% of our outstanding common stock as of June 30, 2007. Accordingly, our current stockholders’ ownership interest would decrease by approximately 15.7%. This economic ownership dilution could reduce the market price of our common stock unless and until we realize improved economic performance as a result of the Merger. If we do not achieve the economic benefits of the Merger that we seek, our stockholders could suffer substantial dilution without corresponding value.

          We have always been externally managed and we may not be able to successfully transition to an internally managed company.

          We have always been externally managed and have not had our own management personnel. With the exception of Mr. Sachs, Mr. Roberts, Ms. Horn and other professionals on DCM’s investment grade corporate debt team, we expect substantially all of the key members of DCM’s management team who are currently providing services to us will remain employed by DCM following the Merger, and will continue to provide services to us through a services agreement with DCM. Following the Merger these individuals will be employees of DCM, our subsidiary following the Merger, or us, and we will be responsible for designing and implementing our own compensation structure. We may not be successful when designing and implementing our own compensation structure and our management team may not be satisfied with the new arrangement. If we do not successfully transition to an internally managed company and otherwise successfully integrate Deerfield’s operations, our operations and financial performance could be significantly damaged.

          We may not uncover all risks associated with acquiring Deerfield and significant liabilities may arise after completion of the Merger.

          There may be risks that we fail or are unable to discover in the course of performing our due diligence in connection with the completion of the acquisition. All of Deerfield’s liabilities will remain intact after the Merger, whether pre-existing or contingent, as a matter of law. While we have tried to minimize this risk by conducting due diligence, there could be numerous liabilities that we failed to identify. Any significant liability that may arise or be discovered after the closing may harm our business, financial condition, results of operations and prospects. Further, any rights to indemnification we have are subject to a one-year survival period and other limitations, and the shares held in escrow could be insufficient to satisfy any claims we may have.

          If the Merger is not completed, we will have nonetheless incurred substantial costs, and our financial results and operations and the market price of our common stock may be adversely affected.

          We have incurred and expect to continue to incur substantial costs in connection with the Merger. These costs are primarily associated with the fees of financial advisors, attorneys, accountants and consultants. In addition, we have diverted significant management resources in an effort to complete the Merger. If the Merger is not completed, we will receive little or no benefit from these costs. In addition, if the Merger is not completed, we may experience negative reactions from the financial markets and others. Each of these factors may adversely affect the trading price of our common stock and our financial results and operations.

          We will need to incur substantial indebtedness to consummate the Merger and our leverage could adversely affect our financial health.

          As of March 31, 2007, our total long-term outstanding debt on a consolidated basis was approximately $972.2 million. In order to complete the Merger, we plan to incur an additional $155.0 million of indebtedness, and will also assume debt of Deerfield outstanding as of March 31, 2007 in the amount of $3.6 million. Our indebtedness could adversely affect our financial health and business and future operations by, among other things:

•	making it more difficult for us to satisfy our obligations, including with respect to our indebtedness;

•	increasing our vulnerability to adverse economic and industry conditions;

•	limiting our ability to obtain any additional financing we may need to operate, develop and expand our business;

•	requiring us to dedicate a substantial portion of any cash flows to service our debt, which reduces our funds available for operations and future business opportunities;

•	potentially making us more highly leveraged than our competitors, which could potentially decrease our ability to compete in our industry;

•	increasing our exposure to risks of interest rate fluctuations as some of our borrowings are at variable rates of interest; and

•	limiting our flexibility in planning for, or reacting to, changes in our business, and the industry in which we operate.

          Our ability to make payments on our debt will depend upon our future operating performance, which is subject to general economic and competitive conditions and to financial, business and other factors, many of which we cannot control. If the cash flows from our operations are insufficient to service our debt obligations, we may take actions, such as delaying or reducing capital expenditures, attempting to restructure or refinance our debt, selling assets or operations or seeking additional equity capital. Any or all of these actions may not be sufficient to allow us to service our debt obligations. Further, we may be unable to take any of these actions on satisfactory terms, in a timely manner or at all. Our failure to generate sufficient funds to pay our debts or to successfully undertake any of these actions could, among other things, materially adversely affect the market value of our common stock and our ability to repay our obligations under our indebtedness.

          We anticipate that the terms of our proposed senior secured term loan facility that we will obtain to assist with the funding of the cash portion of the Merger consideration will impose operating and financial restrictions, which may prevent us from raising additional capital and capitalizing on certain business opportunities.

          We expect that the terms of our new credit facility that we will enter into in connection with the Merger will require us to comply with certain financial covenants, including a maximum senior leverage ratio, a minimum interest coverage ratio and a minimum tangible net worth. The proposed terms of our new credit facility also include certain covenants restricting or limiting our ability to, among other things:

•	dispose of non-financial assets other than in the ordinary course of business;

•	merge or consolidate with any entity or make an acquisition;

•	declare dividends (subject to maintaining our status as a REIT) or redeem or repurchase capital stock or make other stockholder distributions;

•	prepay, redeem or purchase certain debt;

•	make loans to or invest in certain subsidiaries;

•	create additional liens;

•	enter into transactions with affiliates;

•	modify or waive our organizational documents; or

•	change our fiscal year.

          These covenants may adversely affect our ability to finance future operations or limit our ability to pursue certain business opportunities or take certain corporate actions. The covenants may also restrict our flexibility in planning for changes in our business and the industry and make us more vulnerable to economic downturns and adverse developments. The documentation governing the credit facility has not been finalized and, accordingly, the actual terms may further restrict our operation of our business.

          Following completion of the Merger, our performance will be subject to significant risks that are associated with DCM’s business to which we have not historically been subject.

          Historically we have been a financial company that invests primarily in mortgage-backed securities and other real estate investments, as well as corporate investments. We generate risk-adjusted spread-based income from our investment portfolio. DCM is a Chicago based, SEC-registered asset manager that, as of May 1, 2007, managed approximately $14.2 billion of client funds. DCM generates fee-based revenue from the management of these client funds. Accordingly, while the completion of the Merger would significantly diversify our business, it will also subject us to significant new risks and uncertainties associated with DCM’s business to which we have not historically been subject, which are described in this proxy statement.

          We may in the future issue shares of additional capital stock, to raise proceeds for a wide variety of purposes, which could dilute and therefore reduce the value of our existing outstanding capital stock.

          We may issue shares of our capital stock, either in public offerings, private transactions or both, to raise additional capital. Such issuances could substantially dilute the stock of our existing stockholders without any corresponding increase in value. We may raise capital for a wide variety of purposes, such as buying real estate assets to help our continued qualification as a REIT, implementing our business plan in connection with the Merger and repayment of indebtedness. Our management will have broad discretion over how we use the proceeds of any capital raise. We may not be able to raise capital at the time or times that we wish, in the amounts we wish, or on the terms or at the prices we consider favorable to us and our stockholders. We may use the proceeds of any future offering in ways in which you disagree and that yield less than our expected return, or no return at all, which could result in substantial losses to us.

          The income from Deerfield and DCM will be subject to federal, state and local income tax, and our ownership of Deerfield and DCM may jeopardize our REIT qualification and may limit our ability to conduct our investment strategy.

          Deerfield’s income consists solely of the income earned by DCM, which consists primarily of advisory fee income. That advisory fee income is not qualifying income for purposes of either the 75% or 95% gross income test applicable to REITs. A REIT, however, may own stock and securities in one or more TRSs that may earn income that would not be qualifying income if earned directly by the parent REIT. Consequently, following the Merger, we will hold our ownership interest in Deerfield and DCM through domestic TRSs. Overall, no more than 20% of the value of a REIT’s assets may consist of stock or securities of one or more TRSs. A TRS pays federal, state and local income tax at regular corporate rates on any income it earns. In addition, the TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis.

          Because we will hold our ownership interest in Deerfield and DCM through domestic TRSs, the income earned by Deerfield and DCM will be fully subject to federal, state and local income tax. Moreover, the value of our investment in the stock and securities of our TRSs may not, in the aggregate, exceed 20% of the value of our total assets. In addition, our income from our TRSs, combined with our other nonqualifying income for purposes of the 75% gross income test, may not exceed 25% of our gross income on an annual basis. Accordingly, our ownership of Deerfield and DCM may limit our ability to invest in other TRSs and other assets that produce nonqualifying income, even though such investments would otherwise have been in accordance with our investment strategy.

          DCM’s revenues fluctuate based on the amount and/or value of client assets, which could decrease for various reasons including investment losses, withdrawal of capital, or both.

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

          Investors in the accounts managed by DCM have various types of withdrawal rights, ranging from the right of investors in separate accounts to withdraw any or all of their capital on a daily basis, the right of investors in hedge funds to withdraw their capital on a monthly or quarterly basis, and the right of investors in CDOs to terminate the CDO in specified situations. Investors in hedge funds and managed accounts might withdraw capital for many reasons, including their dissatisfaction with the account’s performance, adverse publicity regarding DCM, DCM’s loss of key personnel, errors in reporting to investors account values or account performance, other matters resulting from problems in DCM’s systems technology, investors’ desire to invest their capital elsewhere, and their need (in the case of investors that are themselves investment funds) for the capital to fund withdrawals by their investors. DCM could experience a major loss of account assets, and thus advisory fee revenue, at any time.

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

          DCM derives a substantial portion of its revenues from investment management agreements with accounts that generally have the right to remove DCM as the investment advisor of the account and replace it with a substitute investment advisor. Some of these investment management agreements may be terminated for various reasons, including failure to follow the account’s investment guidelines, fraud, breach of fiduciary duty and gross negligence, or, alternatively, may not be renewed.

          With respect to DCM’s agreements with some of the CDOs it manages, DCM can be removed without cause by investors that hold a specified amount of the securities issued by the CDO. All of DCM’s agreements with CDOs allow investors that hold a specified amount of securities issued by the CDO to remove DCM for “cause,” which typically includes DCM’s violation of the management agreement or the CDO’s indenture, DCM’s breach of its representations and warranties under the agreement, DCM’s bankruptcy or insolvency, DCM’s fraud or a criminal offense by DCM or its employees, and the failure of certain of the CDO’s performance tests. These “cause” provisions may be triggered from time to time with respect to our CDOs, and as a result DCM could be removed as the investment manager of such CDOs.

          Although DCM is expected to remain as the investment advisor for each of its clients, the Merger, if consummated, will constitute a change of control of DCM and thus result in a deemed assignment of DCM’s advisory contracts under the Investment Advisers Act. In addition, certain of DCM’s advisory contracts require the explicit consent of the client, the underlying investors in the client, or other third parties to the assignment of the advisory contract that results from the Merger. As the Merger Agreement requires that DCM obtain consents to the assignment or deemed assignment of advisory contracts from clients constituting at least 80% of its assets under management, we could be obligated to complete the Merger even if clients constituting up to 20% of DCM’s assets under management determine not to consent to the assignment or deemed assignment of the advisory contracts. Under such circumstances, we may lose a portion of DCM’s expected advisory fees, which we may not be able to replace.

          DCM could lose client assets as the result of the loss of key DCM personnel.

          DCM generally assigns the management of its investment products to specific teams, consisting of DCM portfolio management and other personnel. The loss of a particular member or members of such a team—for example, because of resignation or retirement—could cause investors in the product to withdraw, to the extent they have withdrawal rights, all or a portion of their investment in the product, and adversely affect the marketing of the product to new investors and the product’s performance. In the case of certain CDOs, DCM can be removed as investment advisor upon its loss of specified key employees. In the case of certain other accounts, investors have the right to immediately redeem their investments upon DCM’s loss of specified key employees. In addition to the loss of specific portfolio management team members, the loss of one or more members of DCM’s senior management involved in supervising the portfolio teams could have similar adverse effects on DCM’s investment products. In connection with the exercise by certain affiliates of Mr. Sachs of their right under Deerfield’s existing operating agreement to require Triarc to purchase for cash all of their membership interests in Deerfield simultaneously with the completion of the Merger, on May 25, 2007, Mr. Sachs tendered his resignation as a director and as chairman and chief executive officer of Deerfield and its subsidiaries, effective upon completion of the Merger. Furthermore, if the proposed acquisition by an affiliate of Mr. Roberts of certain assets of DCM related to a contemplated derivative products company is completed, Mr. Roberts, Ms. Horn and other professionals on DCM’s investment grade corporate debt team will leave their positions at DCM. The Merger might also cause DCM to lose one or more other key employees, which may result in the loss of existing clients.

          DCM may need to offer new investment strategies and products in order to continue to generate revenue.

          The segments of the asset management industry in which DCM operates are subject to rapid change. Investment strategies and products that had historically been attractive to investors may lose their appeal for various reasons. Thus, strategies and products that have generated fee revenue for DCM in the past may fail to do so in the future. In such case, DCM would have to develop new strategies and products in order to retain investors or replace withdrawing investors with new investors.

          It could be both expensive and difficult for DCM to develop new strategies and products, and DCM may not be successful in this regard. In addition, alternative asset management products represent a substantially smaller segment of the overall asset management industry than traditional asset management products (such as many corporate bond funds). DCM’s inability to expand its offerings beyond alternative asset management products could inhibit its growth and harm its competitive position in the investment management industry.

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

          It is important for DCM to be able to launch new CDO products from time to time, both to expand its CDO activities (which are a major part of DCM’s business) and to replace existing CDOs as they are terminated or mature. The ability to launch new CDOs is dependent on the amount by which the interest earned on the collateral held by the CDO (such as bank loans or asset-backed securities) exceeds the interest payable by the CDO on the debt obligations it issues to investors, as well as other factors. If these “spreads” are not wide enough, the proposed CDO will not be attractive to investors and thus cannot be launched. There may be sustained periods when such spreads will not be sufficient for DCM to launch new CDO products, which could impair DCM’s business.

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

          Under the investment management agreements between DCM and the CDOs it manages, DCM’s management fee from the CDO is generally subject to a “waterfall” structure, under which DCM will not receive all or a portion of its fees if, among other things, the CDO does not have sufficient cash flows from its underlying collateral (such as bank loans or asset-backed securities) to pay the required interest on the notes it has issued to investors and certain expenses. This could occur if there are defaults by issuers of the collateral on their payments of principal or interest relating to the collateral. In that event, DCM’s management fees would be deferred until funds are available to pay the fees, if such funds become available. In addition, many CDOs have structural provisions meant to protect investors from deterioration in the credit quality of the underlying collateral pool. If those provisions are triggered, then certain portions of DCM’s management fees may be deferred indefinitely.

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

          The fixed income investment management market is highly competitive and DCM may lose client assets due to competition from other asset managers that have greater resources than DCM or that are able to offer services and products at more competitive prices.

          The alternative asset management industry is very competitive. Many firms offer similar and additional investment management products and services to the same types of clients that DCM targets. DCM currently focuses almost exclusively on fixed income securities and related financial instruments in managing client accounts. It has limited experience in equity securities. This is in contrast to numerous other asset managers with comparable assets under management, which have significant background and experience in both the equity and debt markets and thus are more diversified.

          In addition, many of DCM’s competitors have or may in the future develop greater financial and other resources, more extensive distribution capabilities, more effective marketing strategies, more attractive investment vehicle structures and broader name recognition. DCM’s competitors may be able to use these resources and capabilities to place DCM at a competitive disadvantage in retaining assets under management and adding new assets. Also, DCM may be at a disadvantage in competing with other asset managers that are subject to less regulation and are thus less restricted in their client solicitation and portfolio management activities, and DCM may be competing for non-U.S. clients with asset managers that are based in the jurisdiction of the prospective client’s domicile.

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

          Asset managers such as DCM can be particularly vulnerable to losing clients because of adverse publicity. Asset managers are generally regarded as fiduciaries, and if they fail to adhere at all times to a high level of honesty, fair dealing and professionalism they can incur large and rapid losses of client assets. Accordingly, a relatively small perceived lapse in this regard, particularly if it resulted in a regulatory investigation or enforcement proceeding, could materially harm DCM’s business. In February 2007, the staff of the SEC asked DCM to voluntarily provide information to the staff in connection with its ongoing informal inquiry concerning practices in the markets for Collateralized Mortgage Obligations, Real Estate Mortgage Investment Conduits, and re-REMIC. DCM provided documents in response to this request and is responding to an additional request for information from the SEC staff. DCM intends to cooperate in all respects with any further requests for information.

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

          If DCM fails to comply with applicable laws or regulations, DCM could be subject to fines, censure, suspensions of personnel or other sanctions, including revocation of its registration as an investment adviser, commodity trading advisor or commodity pool operator. Changes in laws, regulations or government policies could limit DCM’s revenues, increase its costs of doing business and materially harm its business.

          DCM Europe, a subsidiary of Deerfield, is subject to extensive government regulation, primarily by the United Kingdom Financial Services Authority under the U.K. Financial Services and Markets Act of 2000. Such regulation is generally similar to the regulation governing DCM.

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

          DCM’s business may be harmed by it becoming a subsidiary of a REIT.

          DCM’s status as a subsidiary of a REIT may make it difficult for DCM to retain existing clients, including the underlying investors in the investment funds DCM manages, and to attract new clients. Such clients may determine that DCM has an incentive to favor its management of our investing over DCM’s investing for those clients, particularly if the client account is likely to compete with us, for example with regard to the allocation of scarce investment opportunities. While we cannot predict the effect on DCM’s business that will result from DCM becoming a wholly-owned subsidiary of a REIT, the completion of the Merger could have an adverse effect on DCM’s existing and future client relationships and its business and revenues.

          Our ownership of Deerfield might jeopardize our 1940 Act exemption or limit our ability to conduct our investment strategy and thus reduce our earnings and ability to pay dividends.

          In order to be exempt from regulation under the Investment Company Act of 1940, or 1940 Act, we—and each of our subsidiaries—must qualify for one of the exemptions from investment company status in the 1940 Act. Our ownership of Deerfield will be held through our subsidiary Deerfield Triarc Capital LLC, or DTC LLC, which relies on an exemption from investment company status that generally requires it to maintain at least 55% of its assets in specified real estate assets and at least 80% of its assets in real estate and real-estate related securities. DTC LLC’s ownership interest in Deerfield will not constitute such a security, and thus may make it more difficult for DTC LLC to comply with the 80% asset test. As a result, we will need to monitor carefully DTC LLC’s compliance with the 80% asset test, and the Merger may make it difficult for DTC LLC to acquire other assets that do not qualify for the 80% test, which might generate higher returns than Deerfield. If DTC LLC fails to meet the 80% asset test, we could be required to materially restructure our activities and to register as an investment company under the 1940 Act, which could impair our operating results.

          Our status as a proprietary account of DCM might restrict DCM’s management of our investing.

          For regulatory purposes, we are likely to be considered a “proprietary” account of DCM after the Merger. This may restrict DCM’s management of our account, for example with regard to “crossing” transactions between our account and the account of a non-proprietary DCM client. DCM may not be successful in managing these restrictions after the completion of the Merger.

          The current dislocations in the sub-prime mortgage sector, and the current weakness in the broader mortgage market, could adversely affect one or more of our lenders, which could result in increases in our borrowing costs, reductions in our liquidity and reductions in the value of the investments in our portfolio.

          Although our direct exposure to sub-prime mortgages is limited to our $12.0 million equity investment in Pinetree, the current dislocations in the sub-prime mortgage sector, and the current weakness in the broader mortgage market, could adversely affect one or more of our repurchase counterparties providing funding for our AAA/agency mortgage-backed securities portfolio and could cause one or more of our counterparties to be unwilling or unable to provide us with additional financing. This could potentially increase our financing costs and reduce our liquidity. If one or more major market participants fails or withdraws from the market, it could negatively impact the marketability of all fixed income securities, including government mortgage securities, and this could negatively impact the value of the securities in our portfolio, thus reducing our net book value. Furthermore, if many of our counterparties are unwilling or unable to provide us with additional financing, we could be forced to sell our investments at a time when prices are depressed. If this were to occur, it could potentially have a negative impact on our compliance with the REIT asset and income tests necessary to fulfill our REIT qualification requirements and otherwise materially harm our results of operations and financial outlook.

          Recent developments in the market for many types of mortgage products (including mortgage-backed securities) have resulted in reduced liquidity for these assets. Although this reduction in liquidity has been most acute with regard to nonprime assets, there has been an overall reduction in liquidity across the credit spectrum of mortgage products.

          In addition, our liquidity may also be adversely affected by margin calls under our repurchase agreements. Our repurchase agreements allow the counterparty to varying degrees, to revalue the collateral to values that the lender considers to reflect market. If a counterparty determines that the value of the collateral has decreased, it may initiate a margin call requiring us to post additional collateral to cover the decrease. When we are subject to such a margin call, we must provide the counterparty with additional collateral or repay a portion of the outstanding borrowing with minimal notice. A significant increase in margin calls as a result of spread widening could harm our liquidity, results of operations, financial condition, and business prospects. Additionally, in order to obtain cash to satisfy a margin call, we may be required to liquidate assets at a disadvantageous time, which could cause us to incur further losses and adversely affect our results of operations, financial condition, and may impact our ability to maintain our current level of dividends.

ITEM 6. EXHIBITS

(b) Documents filed as part of this Report:

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

DEERFIELD TRIARC CAPITAL CORP.
(Registrant)

Date: August 9, 2007	By: /s/ JONATHAN W. TRUTTER

Jonathan W. Trutter, Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2007	By: /s/ RICHARD G. SMITH

Richard G. Smith, Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)