Form 10-Q
period 2007-09-30
Deerfield Triarc Capital Corp
filed 2007-11-07
CIK 1313918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☐ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

Commission file number: 1-32551

DEERFIELD TRIARC CAPITAL CORP.
(Exact name of registrant as specified in its charter)

Maryland	20-2008622
(I.R.S. Employer
(State of incorporation)	Identification No.)

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

Yes ☐ No ☒

There were 51,752,720 shares of the registrant’s Common Stock outstanding as of November 7th, 2007.

DEERFIELD TRIARC CAPITAL CORP.
2007 QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2007
INDEX

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

          The statements in this Quarterly Report on Form 10-Q that are not historical facts, including information concerning possible or assumed future results of operations of the Company and statements preceded by, followed by, or that include the words “may,” “believes,” “plans,” “expects,” “anticipates,” “estimates,” “intends,” “projects,” “will” or the negation thereof, or similar expressions, constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). All statements that address operating performance, events or developments that are expected or anticipated to occur in the future, including statements related to revenue growth, earnings per share growth or statements expressing general optimism about future operating results are forward-looking statements under the Reform Act. These forward-looking statements are based on our current expectations, speak only as of the date of this Quarterly Report on Form 10-Q and are susceptible to a number of risks, uncertainties and other factors. Our actual results, performance and achievements may differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

          For those statements, we claim the protection of the safe harbor for forward-looking statements in the Reform Act. Many important factors could affect our future results and could cause them to differ materially from those expressed in the forward-looking statements contained herein. Such factors include the recent dislocations in the sub-prime mortgage sector and weakness in the broader mortgage market, and their potential effect on our ability to obtain financing, our financing costs, the marketability and value of our portfolio securities, our book value, our compliance with real estate investment trust (“REIT”) qualification requirements, and other aspects of our business; higher than expected prepayment rates on the mortgages underlying our mortgage securities holdings; our inability to obtain favorable interest rates or margin terms on the financing that we need to leverage our mortgage securities and other positions; increased rates of default on our loan portfolio (which risk rises as the portfolio seasons), and decreased recovery rates on defaulted loans; flattening or inversion of the yield curve (short term interest rates increasing at greater rate than longer term rates), reducing our net interest income on our financed mortgage securities positions; our inability to adequately hedge our holdings sensitive to changes in interest rates; narrowing of credit spreads, thus decreasing our net interest income on future credit investments (such as bank loans); changes in REIT qualification requirements, making it difficult for us to conduct our investment strategy; lack of availability of qualifying real estate-related investments; disruption in the services we receive from Deerfield Capital Management LLC, our Manager, such as loss of key portfolio management personnel; our inability to continue to issue collateralized debt obligation vehicles (which can provide us with attractive financing for debt securities investments) on favorable terms or at all; adverse changes in accounting principles, tax law, or legal/regulatory requirements; competition with other REITs for investments with limited supply; changes in the general economy or debt markets in which we invest; failure to comply with laws and regulations; limitations and restrictions contained in instruments and agreements governing indebtedness and preferred stock; ability to raise capital and secure additional financing; liability resulting from actual or potential future litigation; competition and the impact of competition; actions of foreign governments; and other risks and uncertainties disclosed from time to time in our filings with the Securities and Exchange Commission, all of which are difficult or impossible to predict accurately and many of which are beyond our control.

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

Part I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

DEERFIELD TRIARC CAPITAL CORP. AND ITS SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share amounts)

	September 30, 2007	December 31, 2006

ASSETS
Cash and cash equivalents	$125,850	$72,523
Due from broker, including $93,546 and $176,650 of securities pledged—at fair value	102,112	257,818
Restricted cash and cash equivalents	45,045	27,243
Available-for-sale securities, including $6,530,412 and $7,336,770 pledged—at fair value	6,813,374	7,941,091
Trading securities, including $541,859 and $89,108 pledged—at fair value	816,278	94,019
Other investments	6,483	6,382
Derivative assets	16,689	55,624
Loans held for sale	271,248	282,768

Loans	475,311	432,335
Allowance for loan losses	(8,933)	(2,000)

Loans, net of allowance for loan losses	466,378	430,335

Interest receivable	46,304	51,627
Other receivable	17,772	18,362
Prepaid and other assets	17,897	12,199

TOTAL ASSETS	$8,745,430	$9,249,991

LIABILITIES
Repurchase agreements, including $36,189 and $46,858 of accrued interest	$6,811,182	$7,372,035
Due to broker	275,074	158,997
Dividends payable	—	21,723
Derivative liabilities	74,333	21,456
Interest payable	35,733	33,646
Long term debt	995,118	948,492
Management and incentive fee payable to related party	1,048	1,092
Other payables	2,252	3,597

TOTAL LIABILITIES	8,194,740	8,561,038

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001:
100,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $0.001:
500,000,000 shares authorized; 51,752,720 and 51,721,903 shares issued and outstanding (including 134,616 restricted shares)	51	51
Additional paid-in capital	749,020	748,803
Accumulated other comprehensive loss	(155,966)	(47,159)
Accumulated deficit	(42,415)	(12,742)

TOTAL STOCKHOLDERS’ EQUITY	550,690	688,953

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,745,430	$9,249,991

See notes to condensed consolidated financial statements.

DEERFIELD TRIARC CAPITAL CORP. AND ITS SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,

	2007	2006	2007	2006

Revenues
Net interest income:
Interest income	$125,765	$117,548	$378,176	$337,012
Interest expense	98,948	97,839	300,346	273,241

Net interest income	26,817	19,709	77,830	63,771

Provision for loan losses	—	—	6,933	—

Net interest income after provision for loan losses	26,817	19,709	70,897	63,771

Expenses
Management fee expense to related party	2,710	3,715	9,470	11,020
Incentive fee expense to related party	—	1,316	2,185	3,319
Professional services	1,418	588	2,835	1,514
Insurance expense	207	186	548	551
Other general and administrative expenses	721	378	1,881	1,326

Total expenses	5,056	6,183	16,919	17,730

Other Income and Gain (Loss)
Net gain (loss) on available-for-sale securities	(23,176)	1,780	(20,870)	5,087
Net gain on trading securities	5,645	3,042	2,597	1,283
Net gain (loss) on loans	(7,451)	495	(6,981)	855
Net gain (loss) on derivatives	(20,216)	392	(14,843)	3,224
Dividend income and other net gain (loss)	(118)	610	(215)	804

Net other income and gain (loss)	(45,316)	6,319	(40,312)	11,253

Income (loss) before income tax expense	(23,555)	19,845	13,666	57,294
Income tax expense (benefit)	(320)	282	(120)	404

NET INCOME (LOSS)	$(23,235)	$19,563	$13,786	$56,890

NET INCOME (LOSS) PER SHARE - BASIC	$(0.45)	$0.38	$0.27	$1.11
NET INCOME (LOSS) PER SHARE - DILUTED	$(0.45)	$0.38	$0.27	$1.10

WEIGHTED-AVERAGE NUMBER OF SHARES OUTSTANDING - Basic	51,618,105	51,430,136	51,600,888	51,406,276

WEIGHTED-AVERAGE NUMBER OF SHARES OUTSTANDING - Diluted	51,618,105	51,615,604	51,705,572	51,560,210

See notes to condensed consolidated financial statements.

DEERFIELD TRIARC CAPITAL CORP. AND ITS SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total	Comprehensive Income (Loss)

	Shares	Par Value

Balance - December 31, 2006	51,722	$51	$748,803	$(47,159)	$(12,742)	$688,953

Net income					13,786	13,786	$13,786
Available-for-sale securities - fair value adjustment net of reclassification adjustments	—	—	—	(24,825)	—	(24,825)	(24,825)
Designated derivatives - fair value adjustment net of reclassification adjustments	—	—	—	(83,982)	—	(83,982)	(83,982)

Comprehensive income (loss)							$(95,021)

Dividends declared	—	—	—	—	(43,459)	(43,459)
Share-based compensation	31	—	217	—	—	217

Balance - September 30, 2007	51,753	$51	$749,020	$(155,966)	$(42,415)	$550,690

See notes to condensed consolidated financial statements.

DEERFIELD TRIARC CAPITAL CORP. AND ITS SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine months ended September 30,

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,786	$56,890
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net premium and discount amortization on investments, loans and debt issuance	19,159	20,171
Share-based compensation	214	1,467
Hedge ineffectiveness	1,088	742
Net purchase of trading securities	(721,301)	(19,235)
Net gain from trading securities	(2,597)	(1,283)
Other-than-temporary impairment on available-for-sale securities	16,567	2,034
Equity method loss on other investments	449	361
Net proceeds (purchases) on loans held for sale	13,965	(6,077)
Net (gain) loss on loans	7,061	(197)
Provision for loan losses	6,933	—
Net realized (gain) loss on available-for-sale securities	4,303	(7,121)
Net changes in undesignated derivatives	19,753	5,909
Net realized gain on designated derivatives	(15,756)	(4,266)
Net cash paid on terminated designated derivatives	(7,554)	(2,147)
Changes in operating assets and liabilities:
Due from broker	16,706	—
Interest receivable	(230)	(17,065)
Other receivable	607	(1,982)
Prepaid and other assets	(6,887)	(1,007)
Accrued interest on repurchase agreements	(10,669)	13,526
Due to broker	(21,685)	5,473
Interest payable	12,822	10,350
Management and incentive fee payable to related party	(41)	1,280
Other payables	(1,038)	588

Net cash provided by (used in) operating activities	(654,345)	58,411

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted cash and cash equivalents	(17,587)	58,642
Purchase of available-for-sale securities	(1,665,665)	(2,611,908)
Proceeds from the sale of available-for-sale securities	1,948,759	832,494
Principal payments on available-for-sale securities	1,060,848	1,130,808
Origination and purchase of loans	(249,237)	(254,349)
Principal payments on loans	152,267	44,841
Proceeds from the sale of loans	50,478	33,125
Purchase of other investments	(550)	(1,482)

Net cash provided by (used in) investing activities	1,279,313	(767,829)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (payments) under repurchase agreements	(550,184)	580,290
Proceeds from issuance of long-term debt	231,000	25,774
Payments made on long-term debt securities	(359)	(95)
Proceeds from warehouse funding agreement	78,200	222,050
Payments made on warehouse funding agreement	(262,215)	—
Payment of debt issuance costs	(2,685)	(1,698)
Proceeds (payment) on designated derivative containing a financing element	(216)	544
Dividends paid	(65,182)	(56,324)

Net cash provided by (used in) financing activities	(571,641)	770,541

Net increase in cash and cash equivalents	53,327	61,123
Cash and cash equivalents at beginning of period	72,523	35,542

Cash and cash equivalents at end of period	$125,850	$96,665

SUPPLEMENTAL DISCLOSURE:
Cash paid for interest	$227,311	$311,582
Cash paid for income taxes	$—	$162

NONCASH INVESTING AND FINANCING ACTIVITIES:
Net change in unrealized gain (loss) on available-for-sale securities	$41,392	$(1,872)
Net change in unrealized gain (loss) on designated derivatives	$(70,922)	$8,356
Unsettled trading purchases - due to broker	$269,752	$—
Unsettled available-for-sale securities purchases - due to broker	$1,972	$366,486
Unsettled held for sale loan purchases - due to broker	$2,028	$—
Unsettled available-for-sale securities sales - due from broker	$93,547	$—
Non-cash settlement of interest expense from derivatives	$5,880	$5,143
Non-cash settlement of interest income added to principal balance of bank loans	$5,549	$2,706
Principal payments receivable from available-for-sale securities	$17,144	$18,733
Principal payments receivable from bank loans held for investment	$225	$—
Issuance of stock for payment of prior year incentive fee	$3	$201
Unpaid offering costs	$—	$(48)
Receipt of stock warrants	$214	$—
Dedesignation of hedging swaps	$5,714	$—

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

          The following are new entities and subsidiaries that were added during the nine months ended September 30, 2007:

•	DFR Middle Market Holdings Ltd. (“MMH”) a Cayman Islands limited liability company, in which DWFC, LLC owns 100% of the ordinary shares. MMH is a disregarded entity for tax purposes.

•

DFR Middle Market CLO Ltd. (“DFR MM CLO”) a Cayman Islands exempted limited liability company, in which MMH owns 100% of the ordinary shares. DFR MM CLO is a taxable REIT subsidiary (“TRS”) for tax purposes.

	•	DFR Middle Market CLO Corp. a Delaware Corporation, in which MMH owns 100% of the shares and is a qualified REIT subsidiary (“QRS”) for tax purposes.

          Current Environment

          Recent developments in the market for many types of mortgage products (including mortgage-backed securities) have resulted in reduced liquidity for these assets. Although this reduction in liquidity has been most acute with regard to nonprime assets, there has been an overall reduction in liquidity across the credit spectrum of mortgage products.

          The Company’s short-term (one year or less) liquidity needs are met primarily with proceeds from unrestricted cash and cash equivalents and repurchase agreement borrowings. Unencumbered RMBS and unrestricted cash and cash equivalents as of September 30, 2007 totaled $49.2 and $125.9 million, respectively. RMBS monthly paydowns, net interest from invested assets and dividends from subsidiaries are also significant sources of cash used in the liquidity management process. The Company has established 18 repurchase agreement borrowing relationships with various financial institutions and other lenders. The Company currently has balances outstanding with 15 of those counterparties. The majority of the Company’s remaining sources of borrowings are term financing and trust preferred securities, which are not subject to margin calls.

          While the Company believes current financing sources and cash flows from operations are adequate to meet ongoing liquidity needs for the short-term, the Company’s investment strategy has been refocused to that of preserving liquidity until the current market conditions subside.

          Reclassifications

          Certain amounts in the condensed consolidated financial statements and notes as of December 31, 2006 and for the three and nine months ended September 30, 2006, have been reclassified to conform to the presentation as of and for the three and nine months ended September 30, 2007.

2. ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS

          Significant Accounting Policies

          The Company’s significant accounting policies are included in the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. There were no significant changes to these policies during the nine months ended September 30, 2007.

          Recent Accounting Pronouncements

          In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The adoption of FIN 48, effective January 1, 2007, did not have a material impact on the Company’s condensed consolidated financial statements.

          In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”), No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for the Company as of January 1, 2008. The Company is currently evaluating the potential impact of adopting this standard.

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

          In June 2007, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position, (“SOP”) 07-1, Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting for Parent Companies and Equity Method Investors for Investments in Investment Companies. This SOP provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide Investment Companies, (“the Guide”). Entities that are within the scope of the Guide are required, among other things, to carry their investments at fair value, with changes in fair value included in earnings. The provisions of this SOP are effective for the fiscal years beginning after November 15, 2007. However, in October 2007 the FASB agreed to issue an exposure draft that would indefinitely delay the effective date of SOP 07-1 until the FASB can reassess its provisions. The Company is currently evaluating this new guidance and has not determined whether it will be required to apply the provisions of the SOP in presenting its consolidated financial statements.

3. POTENTIAL ACQUISITION

          On April 20, 2007, the Company announced that it had entered into a definitive agreement to acquire Deerfield & Company LLC (“Deerfield”), the parent of the Manager, from Triarc Companies, Inc. (“Triarc”), which owns a controlling interest in Deerfield, and Deerfield’s other members. On August 16, 2007, the Company announced that it had not yet been able to complete on acceptable terms the financing necessary for the Company to consummate the acquisition of Deerfield, due to, among other things, instability in the credit markets. The Company’s obligation to complete the acquisition was subject to the receipt by the Company of financing for the cash portion of the purchase price and related transaction costs. Under the definitive agreement, each party had the right to terminate the agreement beginning October 19, 2007. The parties mutually terminated the agreement on October 19, 2007. On October 22, 2007, the Company announced that it was continuing to explore with Triarc revised terms and conditions of the

Deerfield acquisition and that there was no assurance that the Company and Triarc will reach agreement on revised terms and conditions for the acquisition of Deerfield and that even if reached, such terms and conditions would likely differ materially from those set forth in the terminated agreement. The Company’s Special Committee of its Board of Directors has not approved any revised terms or conditions.

          As of September 30, 2007 the Company has capitalized $2.7 million of acquisition and equity issuance costs that will be taken as an immediate reduction of current earnings if the acquisition is not consummated. For the three months ended September 30, 2007, the Company expensed merger related debt issuance costs totaling $0.4 million.

4. AVAILABLE-FOR-SALE SECURITIES

          The following table summarizes the Company’s investment securities classified as available-for-sale as of September 30, 2007, which are carried at fair value:

Security Description	Current Face	Unamortized Premium	Unamortized Discount	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

	(In thousands)

Residential mortgage-backed securities:
Hybrid adjustable and fixed rate securities (1)	$6,598,628	$51,689	$(16,191)	$6,634,126	$9,798	$(69,818)	$6,574,106
Interest-only securities (2)	—	190	—	190	—	—	190

Asset-backed securities held in Pinetree CDO (3)	296,904	276	(2,238)	294,942	27	(69,928)	225,041
High-yield corporate bonds	6,800	26	(71)	6,755	83	(8)	6,830
Commercial mortgage-backed securities	7,512	6	(2,716)	4,802	—	(502)	4,300
Other investments	3,000	—	(37)	2,963	—	(56)	2,907

Total	$6,912,844	$52,187	$(21,253)	$6,943,778	$9,908	$(140,312)	$6,813,374

(1) Unamortized discount includes a reduction of $12.3 million related to other-than-temporary impairment of certain securities recognized for the three months ended September 30, 2007.

(2) Unamortized premium includes a reduction of $0.2 million related to other-than-temporary impairment of certain securities recognized for the three months ended September 30, 2007.

(3) Pinetree CDO Ltd. (“Pinetree CDO”). Current face includes a reduction of $3.9 million related to other-than-temporary impairment of certain securities for the three months ended September 30, 2007

          The following table summarizes the Company’s debt securities classified as available-for-sale as of September 30, 2007, according to weighted average life:

Weighted Average Life	Amortized Cost	Estimated Fair Value	Weighted Average Coupon

	(In thousands)

Less than one year	$64,872	$56,718	7.08%
Greater than one year and less than five years	4,875,404	4,794,329	5.18%
Greater than five years and less than ten years	1,625,460	1,601,583	5.26%
Greater than ten years	378,042	360,744	5.68%

Total	$6,943,778	$6,813,374	5.24%

          The weighted average lives of available-for-sale debt securities as of September 30, 2007 in the table above are based upon contractual maturity for the high-yield corporate bonds and other investments, while the weighted average lives for mortgage-backed securities and asset-backed securities are estimated based on data provided through subscription-based financial information services. The weighted average lives for residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities and asset-backed securities are primarily based on a prepayment model that considers current yield, forward yield, slope of the yield curve, mortgage rates, contractual rate of the outstanding loans, loan age, margin and volatility. Weighted average life estimates how many years it will take to receive half of the outstanding principal, which for the high-yield corporate bonds and other investments is contractual maturity.

          Actual lives of mortgage-backed securities are generally shorter than stated contractual maturities. Actual lives of the Company’s mortgage-backed securities are affected by the contractual maturities of the underlying mortgages, periodic payments of principal, and prepayments of principal.

          As of September 30, 2007, available-for-sale securities include unsettled security purchases totaling $2.0 million. These purchases settled in the following month.

          The following table shows the fair value and gross unrealized losses of available-for-sale securities in which amortized cost exceeds fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2007:

	Less than 12 Months			More than 12 Months			Total

	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses

	(Dollars in thousands)

Residential mortgage-backed securities	20	$622,541	$(8,953)	154	$3,716,960	$(60,865)	174	$4,339,501	$(69,818)
Asset-backed securities held in Pinetree CDO	130	152,957	(49,024)	46	57,818	(20,904)	176	210,775	(69,928)
High-yield corporate bonds	1	3,018	(8)	—	—	—	1	3,018	(8)
Commercial mortgage-backed securities	14	4,300	(502)	—	—	—	14	4,300	(502)
Other investments	1	2,907	(56)	—	—	—	1	2,907	(56)

Total temporarily impaired securities	166	$785,723	$(58,543)	200	$3,774,778	$(81,769)	366	$4,560,501	$(140,312)

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

                    Additionally, for securities within the scope of Emerging Issues Task Force (“EITF”) No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets, when adverse changes in estimated cash flows occur as a result of prepayments or credit loss experience, an other-than-temporary impairment is deemed to have occurred. Accordingly, the security is written down to fair value, and the unrealized loss is transferred from accumulated other comprehensive loss as an immediate reduction of current earnings. The cost basis adjustment for other-than-temporary impairment is recoverable only upon sale or maturity of the security.

          The following table presents the net gain (loss) on available-for-sale securities as reported in our condensed consolidated statements of operations:

	Three months ended September 30,		Nine months ended September 30,

	2007	2006	2007	2006

	(In thousands)

Gross realized gains	$4,274	$1,817	$8,953	$7,184
Gross realized losses	(11,085)	(37)	(13,256)	(60)

Net realized gains (losses)	(6,811)	1,780	(4,303)	7,124
Other-than-temporary impairment	(16,365)	—	(16,567)	(2,037)

Net gain (loss)	$(23,176)	$1,780	$(20,870)	$5,087

          During the three and nine months ended September 30, 2007 and 2006 the Company recognized $16.4 million and $16.6 million and zero and $2.0 million of other-than-temporary impairment, respectively.

          During the three months ended September 30, 2007, the Company recognized $12.3 million of other-than-temporary impairment related to certain hybrid adjustable and fixed rate residential mortgage-backed securities. This represented 50 securities with an estimated fair value of $865.7 million. The Company determined that it no longer had the intent to hold these securities for a period of time sufficient to allow for recovery in market value. As a result of the impairment charge the unrealized loss transferred from accumulated other comprehensive loss to an immediate reduction of earnings classified in net gain (loss) on available-for-sale securities in the condensed consolidated statements of operations.

          The RMBS are primarily agency issued or AAA-rated in credit quality. With the exception of the securities noted above, the Company intends and believes it has the ability to hold these securities until the fair value of the securities is recovered, which may be maturity if necessary. Given the unfavorable events in the credit environment during the past several months and the turmoil in the repurchase agreement funding market, the Company has taken actions that secure financing sources for its RMBS portfolio. As such, the Company believes that it has both the intent and the ability to retain the RMBS portfolio for a period of time to allow for any anticipated recovery in value. The Company expects to collect all contractual amounts due and does not believe any other RMBS securities held were other-than-temporarily impaired as of September 30, 2007.

          For the three and nine months ended September 30, 2007 and 2006, the Company recognized $0.2 and $0.4 million and zero and $2.0 million of other-than-temporary impairment related to certain interest-only securities, respectively. The expected future cash flows for all of these securities are primarily dependent upon contingent attributes such as interest rates and prepayments that depend on a variety of market factors. The Company used updated cash flow projections generated from third party software as part of its analysis to determine the amount of the impairment. As a result of the impairment charge the unrealized loss transferred from accumulated other comprehensive loss to an immediate reduction of earnings in net gain (loss) on available-for-sale securities in the condensed consolidated statements of operations.

          As of September 30, 2007, 30 of the 185 asset-backed securities held in the Pinetree CDO had been downgraded by a major credit rating agency since purchase (face value of $41.1 million at September 30, 2007), however, an analysis of cash flows on these and 44 additional asset-backed securities (face value of $71.8 million) that met other criteria for other-than-temporary impairment analysis held in the Pinetree CDO, in accordance with the Company's policy, indicated that an other-than-temporary impairment had occurred on five securities with an estimated market value of $5.2 million. For the three and nine months ended September 30, 2007 the Company recognized $3.9 million of other-than-temporary impairment related to these five asset-backed securities held in the Pinetree CDO. An analysis of estimated cash flows on the remaining 69 asset-backed securities held in the Pinetree CDO indicated that an other-than-temporary impairment had not occurred. All other asset-backed securities held in the Pinetree CDO are investment grade and the Company does not believe they are other-than-temporarily impaired as of September 30, 2007 as the Company has the intent and ability to hold such securities to recovery, which may be maturity if necessary. As of September 30, 2007, the Company has an accumulated net $69.9 million of unrealized loss related to asset-backed securities held in the Pinetree CDO reflected as an increase to other comprehensive loss in stockholders’ equity while the Company’s remaining economic risk is $8.1 million, which represents the Company’s initial equity investment in the Pinetree CDO of $12.0 million less its estimate of other-than-temporary impairment of $3.9 million. Any realized losses in excess of our equity investment would be borne by the debt holders.

5. TRADING SECURITIES

          The Company holds trading securities as of September 30, 2007, carried at fair value of $816.3 million. As of September 30, 2007, trading securities include unsettled security purchases totaling $269.8 million. These purchases settled in the following month.

          Net gains of $5.6 million and $2.6 million on trading securities were recognized in the condensed consolidated statements of operations for the three and nine months ended September 30, 2007, respectively. Net gains of $3.0 million and $1.3 million were recognized for the three and nine months ended September 30, 2006, respectively.

6. OTHER INVESTMENTS

          Cost Method Investments

          The Company holds certain other investments as of September 30, 2007, carried at cost of $5.5 million. These positions consist of $3.7 million of equity securities in the entities established in connection with the issuance of the trust preferred securities and $1.8 million in other common and preferred equities that are not traded in an active market.

          Equity Method Investments

          The Company holds one equity method investment as of September 30, 2007, initially recorded at cost of $3.0 million and adjusted to a current carrying value of $1.0 million. Losses of $0.2 million and $0.4 million were recorded for the three and nine months ended September 30, 2007, respectively, to recognize the Company’s 13% share of losses of the investee, Hometown Commercial Capital LLC (“HCC”). The Company expects to receive financial information on HCC quarterly, and includes the Company’s share of these results on a one-quarter-lag basis. The adjustment to the Company’s carrying value is recorded in the condensed consolidated statements of operations as dividend income and other net gain (loss). See Note 7 for further investments related to HCC.

7. LOANS AND LOANS HELD FOR SALE

          The following summarizes the Company’s loans and loans held for sale as of September 30, 2007:

	Carrying Value

Type of Loan	Loans Held for Sale (1)	Loans	Total

	(In thousands)

Loans held in Market Square CLO (2)	$263,096	$—	$263,096
Loans held in DFR MM CLO	—	298,234	298,234
Corporate leveraged loans	2,627	152,926	155,553
Commercial real estate loans (3)	5,525	24,151	29,676

	$271,248	475,311	746,559

Allowance for loan losses		(8,933)	(8,933)

		$466,378	$737,626

(1)	Carrying value of loans held for sale is lower of cost or fair value.

(2)	Market Square CLO Ltd. (“Market Square CLO”)

(3)	Commercial real estate loans include participating interests in commercial mortgage loans

          As of September 30, 2007, the Company held loans totaling $746.6 million. Loans classified as held for sale and carried at the lower of cost or fair value totaled $271.2 million, net of a valuation allowance of $8.6 million. Loans classified as held for investment and carried at amortized cost totaled $466.4 million. As of September 30, 2007, there were $2.0 million unsettled loan purchases of loans held for sale. As of September 30, 2007, the Company held loans that settle interest accruals by increasing the principal balance of the loan outstanding. For the three and nine months ended September 30, 2007, the Company settled interest receivable through an increase to the loans outstanding principal balance in the amounts of $2.5 million and $5.5 million, respectively.

          Loans held in Market Square CLO consist of syndicated bank loans for which there is a ready market. Accordingly, this portfolio is classified as held for sale as it is managed within the parameters specified in the governing indenture. Loans held in DFR MM CLO consist of loans originated in the middle market which are not broadly syndicated and therefore less liquid. Accordingly, these loans are considered to be held for investment and are reported at amortized cost with an allowance for loan losses, if necessary.

          The Company identified two impaired loans held for investment as of September 30, 2007. The Company determined that an allowance for loan losses in the amount of $8.9 million was required for these loans. The following summarizes the 2007 activity within the allowance for loan losses:

Allowance for Loan Losses

(In thousands)

Balance - December 31, 2006	$2,000
Provision for loan losses	1,800

Balance - March 31, 2007	3,800
Provision for loan losses	5,133

Balance - June 30, 2007	8,933
Provision for loan losses	—

Balance - September 30, 2007	$8,933

          The allowance consists of the $5.1 million outstanding principal balance of a mortgage lending company that filed Chapter 7 bankruptcy shortly after June 30, 2007 and $3.8 million which represents the excess of amortized cost over the discounted expected future cash flows of an identified impaired loan of a manufacturing company. As of September 30, 2007 the outstanding principal balance on this loan was $8.0 million and the net carrying value of this loan was $4.2 million. The Company did not recognize $0.5 million and $1.1 million of interest income on these loans for the three and nine months ended September 30, 2007, respectively. The Company did not record any recoveries or write-offs of loans for the nine months ended September 30, 2007.

          As of September 30, 2007, the Company’s commercial real estate loans consisted of junior participation interests in 24 commercial mortgage loans originated by HCC and classified as held for sale totaling $5.5 million and nine commercial real estate loans classified as held for investment totaling $24.2 million.

8. REPURCHASE AGREEMENTS

          Repurchase agreements are short-term borrowings from financial institutions that bear interest rates that have historically moved in close relationship to the London Interbank Offered Rate (“LIBOR”). As of September 30, 2007, the Company had repurchase agreements outstanding in the amount of $6.8 billion (including $36.2 million of accrued interest) with a weighted-average borrowing rate of 5.23%.

          As of September 30, 2007, the repurchase agreements outstanding associated with the Company’s investments had remaining maturities as summarized below:

	Overnight 1 Day or Less	Between 2 and 30 Days	Between 31 and 90 Days	91 Days and Over	Total

	(In thousands)

Residential mortgage-backed securities:
Estimated fair value of securities sold, including accrued interest	$1,068,968	$4,936,103	$1,009,303	$—	$7,014,374
Repurchase agreement liabilities associated with these securities	1,026,019	4,812,110	970,602	—	6,808,731
Weighted average interest rate of repurchase agreement liabilities	5.15%	5.24%	5.27%	—	5.23%
Other investments:
Estimated fair value of securities sold, including accrued interest	$—	$2,914	$—	$—	$2,914
Repurchase agreement liabilities associated with these securities	—	2,451	—	—	2,451
Weighted average interest rate of repurchase agreement liabilities	—	6.25%	—	—	6.25%
Total:
Estimated fair value of securities sold, including accrued interest	$1,068,968	$4,939,017	$1,009,303	$—	$7,017,288
Repurchase agreement liabilities associated with these securities	1,026,019	4,814,561	970,602	—	6,811,182
Weighted average interest rate of repurchase agreement liabilities	5.15%	5.24%	5.27%	—	5.23%

          As of September 30, 2007, the fair value of the investments pledged and repurchase agreement liabilities includes accrued interest as follows:

Type of Investment Pledged	Accrued Interest Included in Estimated Fair Value of Securities Sold	Accrued Interest Included in Repurchase Agreement Liability

	(In thousands)

Residential mortgage-backed securities	$31,006	$36,183
Other investments	7	6

	$31,013	$36,189

          As of September 30, 2007, the Company had amounts at risk with the following repurchase agreement counterparties:

	Amount at Risk (1)	Weighted-Average Maturity of Repurchase Agreements

Repurchase Agreement Counterparties:	(In thousands)	(In days)

Bear, Stearns & Co. Inc.	$9,036	2
BNP Paribas Securities Corp.	24,936	20
Barclays Capital Inc.	26,925	12
Citigroup Global Markets, Inc.	4,976	1
Credit Suisse Securities (USA) LLC	52,231	28
Countrywide Securities Corporation	10,286	18
Fortis Securities LLC	(252)	8
Greenwich Capital Markets, Inc.	1,241	4
HSBC Securities (USA) Inc.	9,989	1
ING Financial Markets LLC	62,587	21
J.P. Morgan Securities Inc.	11,130	24
Lehman Brothers Inc.	463	17
Morgan Stanley & Co. Incorporated	5,247	9
Nomura Securities International, Inc.	46,120	18
UBS Securities LLC	36,187	19

Total	$301,102	18

(1)

Equal to the fair value of securities pledged (including net additional repurchase agreement collateral pledged of $95.0 million, which includes $0.4 million of accrued interest receivable), and related accrued interest receivable, minus repurchase agreement liabilities, and related accrued interest payable.

          The three largest providers of repurchase agreement financing represented 22.9%, 17.5% and 12.6% of the $6.8 billion total amount of repurchase agreement liabilities. See Note 9 for additional discussion concerning securities received and pledged as collateral.

9. SECURITIES RECEIVED AND PLEDGED AS COLLATERAL

          We receive collateral in connection with derivative transactions. We are generally permitted to sell or repledge these securities held as collateral. At September 30, 2007 and December 31, 2006, the fair value of securities received as collateral that we were permitted to sell or repledge was $4.2 million and $14.1 million, respectively. The fair value of securities received as collateral that we repledged was $0.3 million and $2.0 million at September 30, 2007 and December 31, 2006, respectively.

          We also pledge our own assets, primarily to collateralize our repurchase agreements and in connection with derivative transactions. These securities owned and pledged, where the counterparty has the right by contract or custom to sell or repledge the financial instruments were approximately $7.2 billion and $7.6 billion at September 30, 2007 and December 31, 2006, respectively. As of September 30, 2007, owned securities pledged consisted of $7.0 billion of securities sold in conjunction with repurchase agreements, $98.8 million pledged as additional collateral on repurchase agreements, and $80.7 million pledged as collateral on derivative agreements. As of December 31, 2006, owned securities pledged consisted of $7.4 billion of securities sold in conjunction with repurchase agreements, $153.2 million pledged as additional collateral on repurchase agreements, and $26.8 million pledged as collateral on derivative agreements.

10. LONG-TERM DEBT

          The following table summarizes the Company’s long-term debt as of September 30, 2007:

	Carrying Value	Weighted Average Rate	Unamortized Debt Issuance Cost

	(In thousands)		(In thousands)
Revolving warehouse funding facility	$76,935	6.54%	$620
Market Square CLO	276,000	5.85%	3,391
DFR MM CLO (1)	231,000	5.97%	3,691
Pinetree CDO	287,466	5.90%	4,445
Trust preferred securities	123,717	8.13%	2,558

Total	$995,118	6.23%	$14,705

(1)

Excludes $19.0 million of DFR MM CLO debt that is owned by the Company and eliminated upon consolidation. Had this debt been included the weighted-average borrowing rate would be 6.33% for DFR MM CLO and 6.31% in total.

          Revolving Warehouse Funding Facility

          On March 10, 2006, the Company entered into an up to $300.0 million (amended to $375.0 million in February 2007) three-year revolving warehouse funding agreement with Wachovia Capital Markets, LLC (the “Facility”), subject to annual renewal. Financing under the Facility is secured by assets ranging from large syndicated bank loans to subordinated notes and preferred stock. Advance rates under the Facility vary by asset type and are subject to certain compliance criteria. The Facility is available to two consolidated bankruptcy remote special purpose vehicles (DWFC, LLC and Deerfield Triarc TRS (Bahamas) Ltd.) and the debt holder has recourse only to the collateral of these entities, which totaled $138.0 million as of September 30, 2007. The Company expects to pursue term funding of these assets via securitization in a future collateralized loan obligation (“CLO”). As of September 30, 2007, $2.5 million of the cash owned by these entities is considered restricted.

          On July 17, 2007, the Company closed the DFR MM CLO transaction. As a result of this securitization, $213.2 million of debt was paid down on the Facility. As of September 30, 2007, the Company had $76.9 million of debt outstanding related to the Facility. As of September 30, 2007, unamortized deferred issuance costs associated with the Facility totaled $0.6 million and are classified as part of prepaid and other assets on the condensed consolidated balance sheet. The annual interest rate for the Facility is based on short-term commercial paper rates as defined in the Facility, plus 0.75% for large syndicated loans or plus 0.90% for all other loans. Including $0.3 million of commitment fees and $72,000 of unused line fees, the weighted average interest rate was 6.54% as of September 30, 2007.

          On February 7, 2007, the Company amended the Facility to increase its size under this agreement from $300.0 million to $375.0 million. The Company paid a one-time fee of $75,000 to Wachovia in connection with this facility expansion. On April 6, 2007, the Company amended the term of the Facility to change the annual renewal date to April 8, 2008.

          The Facility is subject to several non-financial covenants, including those which relate to compliance with laws, maintenance of service agreements, protection of collateral and various notification requirements. Failure to meet these requirements could result in reductions of advances from the Facility or more severe default remedies, including acceleration of the outstanding indebtedness. Effective August 3, 2007, we received a waiver for a technical default that occurred in July 2007 related to a historical charge-off ratio within the Facility. The waiver provides for a six month forbearance on the technical default that occurred such that we are currently in compliance with the debt covenants. The forbearance period of six months effectively remedies the situation as the current technical default will not continue beyond that period.

          Market Square CLO

          Market Square CLO’s debt securities bear interest rates that reset quarterly based on varying spreads to three-month LIBOR. The Company’s long-term debt issued by Market Square CLO has a weighted average interest rate of 5.85%, using the last reset date as of September 30, 2007.

          The Market Square CLO notes are due in 2017, but were callable, at par, by the Company on July 20, 2007 and are callable quarterly thereafter, subject to certain conditions. Market Square CLO is a consolidated bankruptcy remote subsidiary and the debt holders have recourse only to the collateral of Market Square CLO, which had assets with a carrying value of $294.9 million as of September 30, 2007.

          DFR MM CLO

          DFR MM CLO’s debt securities bear interest rates that reset quarterly based on varying spreads to three-month LIBOR. The Company’s long-term debt issued by DFR MM CLO has a weighted average interest rate of 5.97% (6.33% including the $19.0 million of DFR MM CLO debt owned by the Company and eliminated upon consolidation), using the last reset date as of September 30, 2007.

          The DFR MM CLO notes are due in 2019, but are callable, at par, by the Company on Oct 20, 2010 and quarterly thereafter, subject to certain conditions. DFR MM CLO is a consolidated bankruptcy remote subsidiary, which had assets with a carrying value of $306.6 million as of September 30, 2007.

          Pinetree CDO

          Pinetree Pinetree CDO’s debt securities bear interest rates that reset quarterly based on varying spreads to three-month LIBOR. The Company’s long-term debt issued by Pinetree CDO has a weighted average interest rate of 5.90% using the last reset date as of September 30, 2007.

          The Pinetree CDO notes are due in 2045, but are callable, at par, by the Company on January 5, 2010 and quarterly thereafter, subject to certain conditions. Pinetree CDO is a consolidated bankruptcy remote subsidiary and the debt holders have recourse only to the collateral of Pinetree CDO, which had assets with a carrying value of $234.4 million as of September 30, 2007.

          Trust Preferred Securities

          Trust preferred securities bear interest rates that reset quarterly. The interest rates on the trust preferred securities are equal to three-month LIBOR plus 3.50% per annum and plus 2.25% per annum for $51.6 million and $72.1 million, respectively, of principal outstanding. The rate as of September 30, 2007 was 8.86% and 7.61%, for the $51.6 million and $72.1 million outstanding, respectively, with a total weighted-average interest rate of 8.13% for all trust preferred securities.

          Unamortized deferred issuance costs associated with the junior subordinated debt securities totaled $2.6 million as of September 30, 2007 and are classified as part of prepaid and other assets on the condensed consolidated balance sheet. These costs are amortized into interest expense using the effective yield method from issuance date to the respective junior subordinated debt securities’ call date.

11. STOCKHOLDERS’ EQUITY

          The Company’s dividends are recorded on the declaration date. On July 24, 2007, the Company declared a cash dividend of $0.42 per share on its common stock for the second quarter of 2007. The record date for the cash dividend was August 7, 2007, and the payment date was August 28, 2007. The total amount of the dividend paid was $21.7 million.

          Effective December 17, 2004 the Company adopted the 2004 Stock Incentive Plan (“2004 Plan”) that provides for the granting of stock options, common stock and stock appreciation rights (if applicable) to employees and services providers to purchase up to 6,136,725 shares of the Company’s common stock (increased from initial plan of 2,692,313 shares via approval by the stockholders at the Annual Meeting of Stockholders on August 9, 2007). The 2004 plan was established to assist the Company and its Manager in recruiting and retaining individuals with ability and initiative by enabling such persons or entities to participate in future success of the Company and to align their interests with those of the Company and its stockholders.

          The Company issues shares of common stock pursuant to the Management Agreement which requires the manager to receive at least 15% of the each incentive fee in the form of stock rather than cash. These share issuances represented the 15% portion of the incentive fee. The following summarizes the issuances of stock grants as payment of the incentive fee to the Manager since commencement:

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

(1)	Fair market value per share represents the closing price on the date of the grant

(2)	Due to no publicly available price, fair market value per share represents the price the Company sold shares in the December 23, 2004 initial private offering

          On December 23, 2004, the Company granted 403,847 shares of restricted common stock, par value $0.001, and restricted options to purchase 1,346,156 shares of common stock at an exercise price of $15.00 per share, to the Manager. The share restrictions lapse, and full rights of ownership vest in three equal installments on the first, second and third anniversary of the grant date. Vesting is predicated on the continuing involvement of the Manager in providing services to the Company. Two-thirds, or 269,231 shares of restricted stock and stock options to purchase 897,437 shares of common stock, are fully vested as of September 30, 2007, as one third vested each on December 23, 2005 and 2006. The fair value of the restricted common stock and restricted options on the grant date of December 23, 2004 totaled $6.1 million and $0.3 million, respectively. There have been no other grants of restricted common stock or restricted options.

          The following table summarizes our restricted stock activity for the nine months ended September 30, 2007:

	Number of Shares	Weighted-average Grant Date Fair Value

Nonvested, December 31, 2006	134,616	$15.00
Granted	—	—
Vested	—	—
Forfeited	—	—

Nonvested, September 30, 2007	134,616	$15.00

          The following table summarizes our stock option activity for the nine months ended September 30, 2007:

	Number of Shares	Weighted- average Exercise Price	Weighted-average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding, December 31, 2006	1,346,156	$15.00
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding, September 30, 2007	1,346,156	$15.00	7.3	$—

Exercisable, September 30, 2007	897,437	$15.00	7.3	$—

          In accordance with EITF No. 96-18, Accounting for Equity Instruments that are Issued to other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, the Company revalues unvested restricted stock and stock options at fair value each reporting period. These changes in value are recognized ratably over the original vesting period resulting in an adjustment in the statement of operations, and an equal and offsetting amount to additional paid-in capital, of the amount attributable to all prior periods, up to and including the current period end. The change in value attributable to future periods is recognized in the same fashion but in the appropriate future period. The total unamortized fair value of the unvested restricted stock and stock options was $0.1 million and $23,000, respectively, as of September 30, 2007 and $0.7 million and $0.1 million, respectively, as of December 31, 2006.

          The fair value of options granted to the manager is estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	As of September 30,

	2007	2006

Dividend yield	11.73%	11.01%
Expected volatility	41.91%	21.41%
Risk-free interest rate	4.59%	4.63%
Expected life (in years)	7.3	8.3

12. COMPUTATION OF EARNINGS PER SHARE

          The following table presents the calculation of basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,

	2007	2006	2007	2006

	(In thousands, except per share data)

Net income (loss)	$(23,235)	$19,563	$13,786	$56,890

Weighted average shares used in basic computation	51,618	51,430	51,601	51,406

Dilutive effect of:
Unvested restricted stock	—	186	105	154

Weighted average shares used in diluted computation	51,618	51,616	51,706	51,560

Net income (loss) per share - Basic	$(0.45)	$0.38	$0.27	$1.11

Net income (loss) per share - Diluted	$(0.45)	$0.38	$0.27	$1.10

          Potentially dilutive shares relating to the option to purchase 1,346,156 shares of common stock are not included in the calculation of diluted net income per share for the three and nine months ended September 30, 2007 and 2006 because the effect was anti-dilutive. Additionally, 114,600 shares of unvested restricted stock are not included in the calculation of diluted net income per share for the three months ended September 30, 2007 because the effect was anti-dilutive as a result of the reporting of a net loss for the period.

13. RELATED-PARTY TRANSACTIONS

          The Company’s base management fee expense was $3.2 million and $9.8 million, and $3.4 million and $10.0 million for the three and nine months ended September 30, 2007 and 2006, respectively. Also included in the management fee expense to related party in the condensed consolidated statements of operations was amortization income of $0.4 million and $0.3 million and amortization expense of $0.3 million and $1.0 million for the three and nine months ended September 30, 2007, and 2006, respectively, related to the restricted stock and stock options granted to the Manager. Additionally, the expense for the incentive fee earned by the Manager was zero and $2.2 million, and $1.3 million and $3.3 million for the three and nine months ended September 30, 2007 and 2006, respectively. At September 30, 2007, the Company had outstanding payables related to its agreement with the Manager in the amount of $1.0 million, which is included in management and incentive fee payable to related party in the condensed consolidated balance sheet. The Company recorded expenses related to reimbursable out-of-pocket and certain other costs incurred by the Manager totaling $0.5 million and $0.8 million, and $0.1 million and $0.5 million for the three and nine months ended September 30, 2007, and 2006 respectively. Additionally, the Company had outstanding payables to the Manager for certain other costs totaling $0.4 million which is included in other payables in the condensed consolidated balance sheet. See Note 3 for further discussion of the Company’s potential acquisition of the Manager.

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

          The carrying amounts and estimated fair values of the Company’s financial instruments at September 30, 2007, for which the disclosure of fair values is required, were as follows:
		\
	Carrying Value	Estimated Fair Value

	(In thousands)

Financial assets:
Cash and cash equivalents (a)	$125,850	$125,850
Restricted cash and cash equivalents (a)	45,045	45,045
Available-for sale securities (b)	6,813,374	6,813,374
Trading securities (b)	816,278	816,278
Other investments (c)	6,483	6,483
Derivative assets (d)	16,689	16,689
Loans held for sale (e)	271,248	271,781
Loans, net of allowance for loan losses (e)	466,378	472,834

Financial liabilities:
Repurchase agreements (a)	6,811,182	6,811,182
Derivative liabilities (d)	74,333	74,333
Long-term debt:
Wachovia facility (f)	76,935	76,935
Market Square CLO (f)	276,000	276,000
DFR MM CLO (f)	231,000	231,000
Pinetree CDO (f)	287,466	287,466
Trust preferred (f)	123,717	123,717

(a)	The carrying amounts approximate the fair value due to the short-term nature of these instruments.

(b)	The estimated fair values were determined through references to price estimates provided by independent pricing services and/or dealers in the securities.

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

(f)	The carrying amount approximated fair value as the interest rate on all of the Company’s long-term debt resets quarterly to short-term market rates plus a fixed credit spread.

15. ACCUMULATED OTHER COMPREHENSIVE LOSS

          The following is a summary of the components of accumulated other comprehensive loss:

	Available-for- Sale Securities	Cash Flow Hedges	Total

	(In thousands)

Balance - December 31, 2006	$(105,579)	$58,420	$(47,159)
Unrealized net gain (loss for the period)	(45,694)	(39,723)	(85,417)
Reclassification adjustments:
Securities sold	4,302	—	4,302
Other-than-temporary impairment of securities	16,567	—	16,567
Hedging net gain recognized in earnings	—	(44,259)	(44,259)

Balance - September 30, 2007	$(130,404)	$(25,562)	$(155,966)

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

          The following table is a summary of derivative instruments held as of September 30, 2007:

		Notional Amount	Derivative		Estimated Net Fair Value

			Assets	Liabilities

	Count	(In thousands)

Interest rate swaps - designated	170	$5,256,300	$14,354	$(45,729)	$(31,375)
Undesignated:
Interest rate swaps	47	1,844,800	1,835	(20,100)	(18,265)
Interest rate floors	6	519,419	—	(6,383)	(6,383)
Interest rate cap	1	40,000	—	(114)	(114)
Credit default swaps - protection seller	16	51,000	380	(97)	283
Credit default swaps - protection buyer	1	3,000	—	(87)	(87)
Total return swaps	2	14,547	—	(1,823)	(1,823)
Warrants	1	n/a	120	—	120

	244	$7,729,066	$16,689	$(74,333)	$(57,644)

n/a - not applicable

Interest Rate Swaps - Designated

          Hedging instruments are designated, as appropriate, as cash flow hedges based upon the specifically identified exposure, which may be an individual item or a group of similar items. Hedged exposure is primarily interest expense on forecasted rollover/reissuance of repurchase agreements for a specified future time period and the hedged risk is the variability in those payments due to changes in the benchmark interest rate. Hedging transactions are structured at inception so that the notional amounts of the hedges are matched with an equal amount of repurchase agreements forecasted to be outstanding in that specified period for which the borrowing rate is not yet fixed. Cash flow hedging strategies include the utilization of interest rate swaps and interest rate swap forwards. Any ineffectiveness in the hedging relationship is recognized in interest expense during the period in which it arises. Prior to the end of the specified hedge period, the effective portion of all contract gains and losses excluding the net interest accrual is recorded in other comprehensive income or loss. Realized gains and losses on terminated contracts are maintained in other comprehensive income until reclassified into earnings as an adjustment to interest expense over the contract’s original life. Hedging instruments under these strategies are deemed to be designated to the outstanding repurchase agreements and the forecasted rollover thereof. As of September 30, 2007, the maximum length of time over which the Company was hedging its exposure to the variability of future cash flows for forecasted transactions is approximately ten years.

          For the three and nine months ended September 30, 2007, the Company recognized a net decrease to interest expense of $15.2 million and $44.3 million, respectively, related to designated cash flow hedging. Included in these amounts was the effect of ineffectiveness, which increased interest expense $1.4 million and $1.1 million for the three and nine months ended September 30, 2007, respectively. For the three and nine months ended September 30, 2006, the Company recognized a net decrease to interest expense of $16.1 million and $31.0 million, respectively, related to cash flow hedging. Included in these amounts was the effect of ineffectiveness, which resulted in an increase to interest expense of $1.1 million and $0.7 million, respectively. The weighted average fixed rate payable on the cash flow hedges as of September 30, 2007 and 2006 was 4.83% and 4.50%, respectively. As of September 30, 2007 and 2006, the Company held 170 and 227 designated interest rate swaps with notional amounts outstanding of $5.3 billion and $6.6 billion, respectively. Based on amounts included in the accumulated other comprehensive loss as of September 30, 2007 from designated interest rate swaps, the Company expects to recognize a decrease of $6.3 million in interest expense over the next twelve months.

          During the quarter the Company dedesignated $1.1 billion (notional) of interest rate swaps previously designated as a hedge with a negative fair value of $11.1 million at dedesignation that will be amortized into interest expense over the original life of the swaps. This dedesignation occurred as a result of changing risk exposure in repurchase agreement funding.

          Undesignated Interest Rate Swaps

          As of September 30, 2007, the Company held 47 undesignated interest rate swaps with notional amounts outstanding of $1.8 billion. Accordingly, changes in fair value of these derivatives are recorded in net gain (loss) on derivatives in the condensed consolidated statements of operations. As of September 30, 2007, the undesignated interest rate swaps had a gross positive and gross negative fair value of $1.8 million and $20.1 million, respectively, recorded in derivative assets and liabilities in the condensed consolidated balance sheet. The weighted average fixed rate payable on the undesignated interest rate swaps as of September 30, 2007 was 4.96%. For the three and nine months ended September 30, 2007 and 2006, the Company recognized a net loss of $15.2 million and $13.0 million, and a net loss of $0.1 million and a net gain of $1.6 million in net gain (loss) on derivatives, respectively, related to undesignated interest rate swaps.

          Undesignated Interest Rate Floors

          As of September 30, 2007, the Company held six interest rate floors with notional amounts in the aggregate of $519.4 million that were not designated as hedges. As of September 30, 2007, the floors had a net negative fair value of $6.4 million recorded in derivative liabilities in the condensed consolidated balance sheet. In connection with the six interest rate floors, the Company received payments totaling $5.9 million at inception of the floors. There were $1.5 million and $2.0 million in payments received during the three and nine months ended September 30, 2007, respectively. In return for these payments the Company will make payments based on the spread in rates, if a one-month LIBOR rate decreases below a certain agreed upon contractual rate. The payments on each individual floor would be paid based on the amortizing notional balance of the respective floor. For the three and nine months ended September 30, 2007 and 2006, the Company recognized net losses of $2.3 million and $0.7 million, and net losses of $0.5 million and $0.5 million recorded in net gain (loss) on derivatives, respectively, related to the floors.

          Undesignated Interest Rate Cap

          As of September 30, 2007, the Company held one interest rate cap with notional amount of $40.0 million that was not designated as a hedge. As of September 30, 2007, the cap had a negative fair value of $0.1 million recorded in derivative liabilities in the condensed consolidated balance sheet. The Company will receive payments based on the spread in rates, if the three-month LIBOR rate increases above a certain agreed upon contractual rate and the Company will make payments based on a nominal fixed interest rate. For the three and nine months ended September 30, 2007, the Company recognized a loss of $0.1 million related to the cap in net gain (loss) on derivatives.

          Undesignated Credit Default Swaps

          As of September 30, 2007, the Company held 17 credit default swaps (“CDS”), with an aggregate notional amount of $54.0 million. The Company has sold protection on 16 of the CDS with a notional of $51.0 million and bought protection on one CDS with a notional of $3.0 million. As of September 30, 2007, the CDS where the Company has sold protection had a gross positive and gross negative fair value of $0.4 million and $0.1 million, respectively, recorded in derivative assets and liabilities in the condensed consolidated balance sheet. The CDS where the Company has bought protection had a negative fair value of $0.1 million, recorded in derivative liabilities in the condensed consolidated balance sheet. For the three and nine months ended September 30, 2007 and 2006, the Company recognized net loss of $0.3 million and a net gain of $0.7 million, and net gains of $0.9 million and $2.0 million recorded in net gain (loss) on derivatives, respectively, related to CDSs.

          Undesignated Total Return Swaps

          As of September 30, 2007, the Company held two total return swaps for which we receive the total return and pay a specified interest rate, with a notional amount of $14.5 million and a negative fair value of $1.8 million, recorded in derivative liabilties in the condensed consolidated balance sheet. For the three and nine months ended September 30, 2007 and 2006, the Company recognized a net loss of $2.2 million and $1.6 million, and net gains of $0.1 million and $0.2 million recorded in net gain (loss) on derivatives, respectively, related to total return swaps.

          Undesignated Warrants

          As of September 30, 2007, the Company held warrants to purchase shares of a company of which we are also mezzanine debt holders. These warrants were issued in connection with a renegotiation of the terms of the original loan agreement. As of September 30, 2007, these warrants had a fair value of $0.1 million, recorded in derivative assets in the condensed consolidated balance sheet. The Company is amortizing the value of the warrants as of the date they were received into income over the remaining life of the loan. For the three and nine months ended September 30, 2007 the Company recognized a net loss of $0.1 million recorded in net gain (loss) on derivatives related to the undesignated warrants.

17. COMMITMENTS

          The timing and amount of additional funding on certain bank loans are at the discretion of the borrower. The Company had unfunded lending commitments of $19.3 million as of September 30, 2007.

18. SUBSEQUENT EVENTS

                    TERMINATION OF MERGER AGREEMENT

          On October 19, 2007, the Company and other parties terminated the merger agreement pursuant to which the Company would have acquired the Manager. See Note 3, Potential Acquisition, for additional information.

                    DIVIDEND

          On October 23, 2007, the Company declared a cash dividend of $0.42 per share on its common stock for the third quarter of 2007. The record date for the cash dividend was November 6, 2007, and the payment date will be November 27, 2007.

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

Overview

          Deerfield Triarc Capital Corp. and its subsidiaries (“the Company”) is a diversified financial company formed in November 2004 to invest in real estate-related assets, primarily mortgage-backed securities as well as alternative corporate investments. We commenced operations in December 2004. We have elected and intend to continue our qualification as a real estate investment trust, or REIT, for federal income tax purposes. We invest in financial assets and utilize leverage where we consider appropriate to seek to achieve attractive risk-adjusted returns that are structured to comply with the various federal income tax requirements for REIT status and to qualify for exclusion from regulation under the Investment Company Act of 1940, as amended, or 1940 Act. We focus on the following investments:

Real Estate Investments:	Corporate Investments:

Residential mortgage-backed securities, or RMBS	Senior secured and unsecured loans
Commercial mortgage-backed securities, or CMBS	Mezzanine loans
Commercial real estate loans	High yield corporate bonds
Distressed and stressed debt securities
Equity securities
Credit default swaps
Other investments

          The following is a summary of our portfolio:

	September 30, 2007

Principal Investments	Carrying Value	% of Total Investments

	(In thousands)

Real Estate Investments:
Residential mortgage-backed securities (1)	$7,390,574	88.2%
Commercial real estate loans and securities (2)	33,976	0.4%
Asset-backed securities held in Pinetree CDO (3)	225,041	2.7%

	7,649,591	91.3%

Corporate Investments:
Corporate leveraged loans (4)	155,553	1.9%
Assets held in Market Square CLO (5)	269,926	3.2%
Assets held in DFR MM CLO	298,234	3.5%
Equity securities	6,483	0.1%
Other investments	2,907	0.0%

	733,103	8.7%

Total invested assets	8,382,694	100.0%

Allowance for loan losses	(8,933)

	$8,373,761

(1)

Residential mortgage-backed securities are agency or AAA rated and includes both trading and available-for-sale interest-only strip securities with a fair value of $1.0 million and $0.2 million, respectively.

(2)	Commercial real estate loans and securities include $5.5 million of participating interests in commercial mortgage loans.

(3)

Asset-backed securities held in Pinetree CDO (Pinetree CDO Ltd,) include RMBS (non-agency), CMBS and other asset-backed securities, or ABS, in the amount of $180.4 million, $33.9 million, and $10.7 million, respectively. The real-estate assets (RMBS & CMBS) represented 95.2% of the ABS held in Pinetree CDO. For a further discussion of these investments see “Financial Condition – Asset-backed Securities Held in CDO” discussed later in this section.

(4)

Corporate leveraged loans exclude credit default swaps with an estimated net fair value of $0.2 million and a $54.0 million gross notional value, total return swaps with an estimated net fair value of negative $1.8 million and a $14.5 million notional value. This amount is also reported gross of the $8.9 million of allowance for loan losses.

(5)	Assets held in Market Square CLO include syndicated bank loans of $263.1 million and high yield corporate bonds of $6.8 million.

          We completed an initial private offering of 26,923,139 shares (excluding 403,847 restricted shares) of our common stock in December 2004 in which we raised net proceeds of approximately $378.9 million. We completed our initial public offering of 25,000,000 shares of our common stock, including 24,320,715 newly issued shares sold by us and 679,285 shares sold by selling stockholders, in July 2005, in which we raised net proceeds of approximately $363.1 million. We applied the proceeds that we received from our initial public offering to pay down repurchase agreement obligations in order to create additional leveraging capacity. We have since re-leveraged our investment portfolio and have invested the proceeds of that new leverage as well as the proceeds from our initial private offering of common stock in a portfolio of RMBS and alternative corporate investments with total invested assets, as of September 30, 2007, of $8.4 billion.

          We are externally managed by Deerfield Capital Management LLC, or the Manager, a fixed income asset manager and a Securities and Exchange Commission, or SEC, registered investment adviser. The Manager is a wholly-owned subsidiary of Deerfield & Company LLC, or Deerfield. On April 20, 2007, we announced that we had entered into a definitive agreement to acquire Deerfield, the parent of our Manager, from Triarc Companies, Inc. (“Triarc”), which owns a controlling interest in Deerfield, and Deerfield’s other members. On August 16, 2007, we announced that we had not yet been able to complete on acceptable terms the financing necessary for us to consummate the acquisition of Deerfield, due to, among other things, instability in the credit markets. Our obligation to complete the acquisition was subject to our receipt of financing for the cash portion of the purchase price and related transaction costs. Under the existing agreement, each party had the right to terminate the agreement beginning October 19, 2007. The parties mutually terminated their agreement on October 19, 2007. On October 22, 2007 we announced that we were continuing to explore with Triarc revised terms and conditions of the Deerfield acquisition and that there was no assurance that the parties will reach agreement on revised terms and conditions for the acquisition of Deerfield and that even if reached, such terms and conditions would likely differ materially from those set forth in the terminated agreement. The Company’s Special Committee of its Board of Directors has not approved any revised terms or conditions.

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

          A variety of industry and economic factors may impact our financial condition and operating performance. These factors include:

•	interest rate trends,

•	rates of prepayment on mortgages underlying our mortgage-backed securities

•	competition, and

•	other market developments.

In addition, a variety of factors relating to our business may also impact our financial condition and operating performance. These factors include:

•	our leverage,

•	our access to funding and borrowing capacity,

•	our borrowing costs,

•	our hedging activities,

•	changes in the credit ratings of the loans, securities, and other assets we own,

•	the market value of our investments, and

•	requirements to maintain REIT status and to qualify for an exemption under the 1940 Act.

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

Trends

          The following trends may also affect our business:

          Interest rate environment. During the third quarter of 2007, credit markets experienced significant volatility. Prior to the quarter, LIBOR short-term borrowing rates had remained fairly constant, due in part to a static Federal Funds target rate as well as relatively benign credit market conditions. During the quarter, however, the turbulent financial markets caused a sharp upward spike in short-term borrowing rates. This development, as well as other observable economic conditions, led the Federal Open Market Committee to ease the Fed Funds target rate from 5.25% to 4.75% causing a subsequent drop in LIBOR rates. With respect to our existing RMBS portfolio, short-term borrowing costs fluctuated in step with the variations in LIBOR. However, due to our interest rate swaps hedging program, the changes in LIBOR were largely offset by our hedges, thus our effective cost of funding remained relatively stable. Additionally, the fair market value changes in the RMBS portfolio associated with shifts in term interest rates are generally offset by our portfolio of swap hedges of varying maturities. Because we own hybrid adjustable mortgages which contain caps on the interest rate, a significant rise in rates after the initial fixed rate period would also result in a decrease in net interest income if the financing rate is higher than the capped rate.

          With respect to our existing and future floating rate investments such as loans, interest rate decreases should result in decreases in our net interest income because our floating rate assets are greater in amount than the related floating rate liabilities. Similarly, such a decrease in interest rates should generally result in a decrease in our net interest income on future fixed rate investments made by us because our fixed rate assets would be greater in amount than our liabilities. However, we would expect that our fixed rate assets would increase in value in a declining interest rate environment and our net interest spreads on fixed rate assets could increase to the extent they are financed with floating rate debt. We have engaged in interest rate swaps to hedge a significant portion of the risk associated with changes in interest rates. However, because we do not hedge 100% of the amount of short-term financing outstanding, decreases in interest rates will likely result in an increase in the net interest income of our portfolio, net of hedges. Similarly, increases in interest rates will likely result in a decline in our net interest income.

          Shape of the yield curve. During 2005 and 2006, the yield curve experienced significant “flattening” as short term rates increased at a greater rate than long term rates. For example, between December 31, 2005 and December 31, 2006, the yield curve became inverted, with the yield on the three-month U.S. Treasury bill increasing by 92 basis points and the yield on the three-year U.S. Treasury note increasing by 41 basis points. Between December 31, 2006 and September 30, 2007, however, the yield curve steepened, with the yield on the three-month U.S. Treasury bill decreasing by 114 basis points and the yield on the three-year U.S. Treasury note increasing by 70 basis points. As of September 30, 2007, the yield on the three-month U.S. Treasury bill was 3.90% versus a yield of 4.02% on the three-year U.S. Treasury note, suggesting a flat yield curve. Given the economic environment and the current “flatness” of the U.S. Treasury curve, it is difficult to predict if the yield curve will continue to remain flat or if a further steepening will occur in the future. With respect to our RMBS portfolio, should there be a steepening of the yield curve, we would likely experience increases in our net interest income, as the financing of our RMBS investments is usually shorter in term than the fixed rate period of our RMBS portfolio, which is heavily weighted towards hybrid adjustable rate RMBS. Similarly, should inversion of the curve occur, we would likely experience decreases in our net interest income. Our hedging program will offset some of the impact of changes in the shape of the yield curve. However, since we do not hedge 100% of our interest rate exposure, the impact from the swaps will not fully offset the impact to net interest income.

          Prepayment rates. Prepayment rates generally increase when interest rates fall and decrease when interest rates rise, but changes in prepayment rates are difficult to predict. Prepayment rates also may be affected by other factors, including, without limitation, conditions in the housing and financial markets, conditions in the mortgage origination industry, general economic conditions and the relative interest rates on adjustable-rate and fixed-rate mortgage loans. Because interest rates may continue to decline, RMBS prepayment rates may increase. If this were to occur, our current portfolio, which is heavily weighted towards hybrid adjustable-rate mortgages, would experience decreases in its net interest income due to reinvestment opportunities being in a lower rate environment. However, because our RMBS portfolio is primarily trading at a discount to par, an increase in prepayment rates should result in an increase in the book value of our equity.

          Credit spreads. Over the past several years, the credit markets experienced tightening credit spreads due to the robust demand for lending opportunities. Over the last several months, however, there has been significant widening of spreads across all of the credit markets. With respect to our credit portfolio, which includes commercial mortgage loans, asset-backed securities held in a CDO, bank loans, high yield corporate bonds and other corporate securities, and which accounts for 11.8% of our total portfolio as of September 30, 2007, a narrowing or widening of credit spreads could result in a decrease or increase, respectively, in the net interest income on future credit-oriented investments.

          Competition. Over the past several years, there has been increased competition for our targeted investments, which caused further tightening of credit spreads. The recent spread widening and reduced liquidity has reduced the competition for our targeted investments and should provide us with a variety of investment opportunities. In addition, we believe it is likely that bank lenders will return to more historical lending practices, requiring more conservative loan-to-value ratios and higher debt service coverages than required by the market over the past few years, which will provide opportunities to lenders like us to provide corporate mezzanine financing.

          Subprime mortgages. Recently, the subprime mortgage-banking environment has been experiencing considerable strain from rising delinquencies and liquidity pressures and several subprime mortgage lenders have failed. Certain subprime lenders have been unable to obtain further financing and may not be able to satisfy outstanding debt obligations. Higher default rates in the subprime mortgage market have increased the risk of losses and volatility of interest rate spreads in that market sector, which has negatively impacted the market value of our available-for-sale securities collateralized by subprime mortgages and therefore our book value. As of September 30, 2007, the carrying value of our total holdings of subprime mortgages was $180.8 million (par amount) held in Pinetree CDO. Although we consolidate these assets under GAAP, our remaining economic risk of loss is limited to $8.1 million, which represents our total initial investment in Pinetree CDO of $12.0 million less our estimate of other-than- temporary impairment of $3.9 million. If our Pinetree CDO portfolio experiences significant credit deterioration, we may be forced to realize additional losses, which will have the effect of reducing our net income. Similarly, if the mortgages underlying these investments begin to perform below our expectations, we could experience reduced net interest income from Pinetree CDO. As of September 30, 2007, we have accumulated a net $69.9 million of unrealized loss related to asset-backed securities held in Pinetree CDO reflected as an increase of other comprehensive loss in stockholders’ equity while our economic risk is the remaining $8.1 million. Any realized losses in excess of our equity investment would be borne by the debt holders, however, under current GAAP, there may be a timing difference between the recognition of realized losses on the assets and the offsetting gain from reduction of the debt balance.

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

Classifications of Investment Securities

          Our investments in RMBS and ABS are classified as either trading or available-for-sale securities and carried on the balance sheet at fair value. The classification as trading securities results in changes in fair value being recorded in net gain on trading securities in the condensed consolidated statements of operations. The classification as available-for-sale securities results in changes in fair value being recorded as balance sheet adjustments to accumulated other comprehensive loss, which is a component of stockholders’ equity.

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

          As of September 30, 2007, our available-for sale RMBS portfolio had an unamortized net premium of $35.7 million, $35.5 million excluding the stripped securities, included in the cost basis of our available-for-sale RMBS securities. The current weighted average life of the portfolio was 4.8 years, which represents the average number of years for which each dollar of unpaid principal remains outstanding, and we currently estimate approximately 50% of the net premium amortization will be realized over this period.

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

          We have two impaired loans in our portfolio as of September 30, 2007. One was placed on non-accrual status in 2006, and we determined that an allowance for loan losses was required for the excess of the amortized cost basis of the loan over the discounted expected future cash flows. The second loan was placed on non-accrual status in 2007 and an allowance for loan losses was established for the full carrying value of the loan as, among other factors, the company has filed for bankruptcy and we do not expect to recover the principal amount due under the loan agreement.

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

The hedge instrument must be highly effective in achieving changes in cash flow, which offset changes in cash flow of the hedged item attributable to the risk being hedged in order to qualify for hedge accounting. We use regression analysis to assess the effectiveness of our hedging strategies. The derivative contracts are carried on the balance sheet at fair value. Any ineffectiveness that arises during the hedging relationship is recognized in interest expense during the period in which it occurs. Prior to the end of the specified hedge time period, the effective portion of all unrealized contract gains and losses are recorded in other comprehensive loss. Realized gains and losses from terminated or dedesignated swaps are generally reclassified into earnings as an adjustment to interest expense during the originally specified hedge time period. We value both our actual interest rate swaps and hypothetical interest rate swaps (for purposes of measuring ineffectiveness) by determining the net present value of all projected interest payments between the counterparties which are calculated based on internally developed and tested market-standard models that utilize data inputs obtained from external market sources.

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

Variable Interest Entities

          In accordance with Financial Accounting Standard Board (“FASB”) Interpretation 46R, Consolidation of Variable Interest Entities (“FIN 46R”), we identify any potential variable interest entities, (“VIEs”), and determine if the assets, liabilities, noncontrolling interests, and results of operations of a VIE need to be included in our condensed consolidated financial statements. A company that holds variable interests in a VIE will need to consolidate that entity if the company’s interest in the VIE is such that the company will absorb a majority of the VIE’s anticipated losses and/or receive a majority of the VIE’s expected residual returns and therefore be deemed the primary beneficiary. This analysis may involve significant judgments about projected cash flows of the VIE. We consolidate three VIEs, Market Square CLO Ltd. (“Market Square CLO”), DFR Middle Market CLO, Ltd. (“DFR MM CLO”), and Pinetree CDO Ltd (“Pinetree CDO”), in our condensed consolidated financial statements.

Income Taxes

          We have elected to be taxed, and intend to continue to qualify, as a REIT. As a result, we do not expect to pay substantial corporate-level income taxes. Many of the requirements for REIT qualification, however, are highly technical and complex. If we failed to meet each of these requirements and did not qualify for certain statutory relief provisions, we would be subject to federal and state income tax, which could have a material adverse impact on our results of operations and amounts available for distributions to our stockholders. However, we operate taxable REIT subsidiaries, or TRS’s, which may be subject to corporate-level income taxes.

Recent Accounting Pronouncements

          In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The adoption of FIN 48, effective January 1, 2007, did not have a material impact on our condensed consolidated financial statements.

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

          In June 2007, the AICPA issued Statement of Position,(“SOP”) 07-1, Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting for Parent Companies and Equity Method Investors for Investments in Investment Companies. This SOP provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide Investment Companies, (“the Guide”). Entities that are within the scope of the Guide are required, among other things, to carry their investments at fair value, with changes in fair value included in earnings. The provisions of this SOP are effective for fiscal years beginning after November 15, 2007. However, in October 2007, the FASB agreed to issue an exposure draft that would indefinitely delay the effective date of SOP 07-1 until the FASB can reassess its provisions. We are currently evaluating this new guidance and have not determined whether we will be required to apply the provisions of the SOP in presenting our financial statements.

Financial Condition

          All of our assets were acquired through the use of proceeds from our December 2004 initial private placement and June 2005 initial public offering, operating cash flows, and the use of leverage. We used the proceeds from our June 2005 initial public offering of common stock to create additional leveraging capacity by paying down repurchase agreement obligations.

          The following table summarizes the carrying value of our investment portfolio by balance sheet classification, excluding credit default swaps and total return swaps, at September 30, 2007:

	Carrying Value

Security Description	Available-for-Sale Securities	Trading Securities	Other Investments	Loans Held For Sale	Loans	Total

	(In thousands)

RMBS (agency/AAA)	$6,574,296	$816,278	$—	$—	$—	$7,390,574

Assets held in DFR MM CLO	—	—	—	—	298,234	298,234
Corporate leveraged loans (1)	—	—	—	—	152,926	152,926
Commercial mortgage-backed assets (2)	4,300	—	—	5,525	24,151	33,976
Equity securities	—	—	6,483	—	—	6,483

Total structured and syndicated assets	4,300	—	6,483	5,525	475,311	491,619
Assets held in Market Square CLO (3)	6,830	—	—	263,096	—	269,926
Asset-backed securities held in Pinetree CDO (4)	225,041	—	—	—	—	225,041
Other investments and loans (5)	2,907	—	—	2,627	—	5,534

Total alternative assets	239,078	—	6,483	271,248	475,311	992,120

Total invested assets	$6,813,374	$816,278	$6,483	$271,248	475,311	8,382,694

Allowance for loan losses					(8,933)	(8,933)

					$466,378	$8,373,761

(1)

Corporate leveraged loans exclude credit default swaps with an estimated net fair value of $0.2 million and a $54.0 million gross notional value, total return swaps with an estimated net negative fair value of $1.8 million and a $14.5 million notional value and this amount is reported gross of the $8.9 million allowance for loan losses.

(2)	Commercial mortgage-backed assets include $5.5 million of participating interests in commercial mortgage loans.

(3)	Assets held in Market Square CLO include high yield corporate bonds of $6.8 million.

(4)

Asset-backed securities held in Pinetree CDO include RMBS (non-agency), CMBS and ABS in the amount of $180.4 million, $33.9 million, and $10.7 million, respectively. The real-estate assets (RMBS and CMBS) represented 95.2% of the Asset-backed securities held in CDO.

(5)	Other investments and loans include $2.6 million of corporate leveraged loans.

Mortgage-Backed Securities

          The table below summarizes the valuation adjustments on our available-for-sale agency issued and AAA-rated RMBS investments:

	September 30, 2007

	RMBS	Interest-only Securities	Total

	(In thousands)

Par amount (1)	$6,598,628	$—	$6,598,628
Unamortized premium (2)	51,689	190	51,879
Unamortized discount (3)	(16,191)	—	(16,191)

Amortized cost	6,634,126	190	6,634,316
Unrealized gains	9,798	—	9,798
Unrealized losses	(69,818)	—	(69,818)

Fair value	$6,574,106	$190	$6,574,296

(1)	The par amounts for interest-only securities have been reduced $0.4 million of other-than–temporary impairment for the three months ended September 30, 2007.

(2)	Unamortized premium includes a reduction of $0.2 million related to other-than-temporary impairment of certain securities recognized for the three months ended September 30, 2007.

(3)	The unamortized discount for RMBS securities includes $12.3 million of other-than-temporary impairment for the three months ended September 30, 2007.

          As of September 30, 2007, we held 174 RMBS securities classified as available-for-sale with a fair value of $4.3 billion, valued below cost, of which 154 securities with a current fair value of $3.7 billion were valued below cost for greater than twelve months. During the nine months ended September 30, 2007, we recognized $12.3 million of other-than-temporary impairment related to certain hybrid adjustable and fixed rate residential mortgage-backed securities. This represented 50 securities with an estimated fair value of $865.7 million. We determined that we no longer had the intent to hold these securities for a period of time sufficient to allow for recovery in market value. As a result of the impairment charge the unrealized loss was transferred from accumulated other comprehensive loss to an immediate reduction of earnings and classified in net gain (loss) on available-for-sale securities in the condensed consolidated statements of operations.

          The RMBS are agency issued or AAA-rated in credit quality. With the exception of the securities noted above, we intend and believe we have the ability to hold these securities until the fair value of the securities is recovered, which may be maturity if necessary. Given the unfavorable events in the credit environment during the past several months and the turmoil in the repurchase agreement funding market, we have taken actions to secure financing sources for our RMBS portfolio. As such, we believe that we have both the intent and the ability to retain the RMBS portfolio for a period of time to allow for any anticipated recovery in value. We expect to collect all contractual amounts due and do not believe any other RMBS securities held were other-than-temporarily impaired as of September 30, 2007.

          During the three and nine months ended September 30, 2007, we recognized $0.2 million and $0.4 million of other-than-temporary impairment related to our interest-only securities, respectively. The expected future cash flows for all of these securities are primarily dependent upon contingent attributes such as interest rates and prepayments that are dependent on a variety of market factors. We used updated estimated cash flow projections generated from third party software to determine the amount of the impairment. As a result of the impairment charge, certain of these securities were written down to the then-current fair value, and the unrealized loss was transferred from accumulated other comprehensive loss to an immediate reduction of earnings and classified in net gain (loss) on available-for-sale securities in the condensed consolidated statements of operations.

          To enhance liquidity, certain available-for-sale RMBS positions were sold during the three months ended September 30, 2007 which resulted in net realized losses of $6.8 million and a reduction of the par value of the available-for-sale RMBS portfolio by $1.0 billion. A portion of the proceeds from those sales was reinvested in trading RMBS securities. The trading RMBS securities portfolio increased from a par value of $219.0 million as of June 30, 2007 to a par value of $893.5 million as of September 30, 2007.

          As of September 30, 2007, excluding the interest-only strips, our available-for-sale RMBS portfolio had a net amortized cost of 100.5% of the face amount. The RMBS (excluding the stripped securities) are valued below par as of September 30, 2007 because the weighted-average interest rate is lower than prevailing market rates. Our total RMBS net premium amortization expense for the three and nine months ended September 30, 2007 was $4.0 million, and $16.0 million, respectively. As of September 30, 2007, we had unamortized net premium of $35.7 million, $35.5 million excluding the stripped securities, included in the cost basis of our available-for-sale RMBS securities. As of September 30, 2007, the current weighted average life of the portfolio was 4.8 years, which represents the average number of years for which each dollar of unpaid principal remains outstanding. We currently estimate approximately 50% of the net premium amortization will be realized over this period.

          Net portfolio duration, which is the difference between the duration of the RMBS portfolio and the duration of repurchase agreements, adjusted for the effects of our interest rate swap portfolio, is 0.19 years as of September 30, 2007. In order to fully assess the possible impact of a change in interest rates on the RMBS portfolio, the reader should consider not only the duration, but also the portfolio’s leverage. See our discussion of leverage later in this section under the heading “Leverage.”

          As of September 30, 2007, our agency issued and AAA-rated RMBS totaled $5.6 billion and $1.8 billion, respectively. The following table details our RMBS holdings as of September 30, 2007, of which $6.6 billion and $816.3 million are classified as available-for-sale securities and trading securities, respectively:

			Weighted Average

Security Description (1)	Par and Notional Amount	Estimated Fair Value	Coupon	Months to Reset (2)	Yield to Maturity	Contractual Maturity	Constant Prepayment Rate (3)	Modified Duration (4)

	(In thousands)

Hybrid Adjustable Rate RMBS:
Rate reset in 1 year or less	$348,164	$354,794	4.47%	3	5.08%	04/07/35	31.2	0.6
Rate reset in 1 to 3 years	3,004,687	2,996,446	4.92%	30	5.57%	05/03/35	21.7	1.9
Rate reset in 3 to 5 years	1,828,605	1,845,356	5.74%	46	5.62%	08/07/36	20.5	1.9
Rate reset in 5 to 7 years	200,160	204,041	6.08%	67	5.64%	08/14/36	16.9	2.2
Rate reset in 7 to 10 years	396,055	392,569	5.25%	95	5.60%	08/04/35	10.9	3.6

Fixed Rate RMBS:
15 year	52,818	51,556	5.50%	n/a	6.21%	09/13/20	11.3	3.1
30 year	1,573,621	1,544,620	5.80%	n/a	6.07%	01/29/36	12.1	4.3

Total hybrid and fixed rate RMBS	$7,404,110	7,389,382

Other:
Interest-only strips (5)	$96,058	190	n/m	n/a	n/m	05/13/35	10.1	79.0
Interest-only strips - trading (5)	1,071,094	1,002	n/m	n/a	n/m	06/13/35	9.4	57.2

Total other RMBS	$1,167,152	1,192

Total RMBS estimated fair value		$7,390,574

(1)	Includes securities classified as both available-for-sale and trading.

(2)	Represents number of months before conversion to floating rate.

(3)

Constant prepayment rate refers to the expected average annualized percentage rate of principal prepayments over the remaining life of the security. The values represented in this table are estimates only and the results of a third party financial model.

(4)	Modified duration represents the approximate percentage change in market value per 100 basis point change in interest rates.

(5)	Interest-only strips represent solely the interest or principal portion of a security. Therefore the notional amount reflected should not be used as a comparison to par or fair value.

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

          As of September 30, 2007, the mortgages underlying our hybrid adjustable rate RMBS had fixed interest rates for a weighted average period of approximately 39 months, after which time the interest rates reset and become adjustable. The average length of time until contractual maturity of those mortgages was approximately 28 years from date of issuance as of September 30, 2007.

          After the reset date, interest rates on our hybrid adjustable rate RMBS float based on spreads over various LIBOR indices. These interest rates are subject to caps that limit the amount the applicable interest rate can increase during any year, known as an annual cap, and through the maturity of the applicable security, known as a lifetime cap. As of September 30, 2007, the weighted average lifetime rate cap for the portfolio was 10.5%, the weighted average maximum increase in the first year, or initial cap, that the rates are adjustable was 4.3%, and the weighted average maximum annual increase for years subsequent to the first year was 1.9%.

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

          The following table, in thousands, summarizes our RMBS (available-for sale and trading), according to their weighted average life:

	September 30, 2007

Weighted Average Life	Estimated Fair Value	Amortized Cost

Greater than one year and less than five years	$5,347,279	$5,373,473
Greater than five years and less than ten years	1,666,535	1,681,882
Greater than ten years	376,760	393,838

Total	$7,390,574	$7,449,193

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

Asset-Backed Securities Held in Pinetree CDO

          Pinetree CDO, one of our qualified REIT subsidiaries, is a VIE under FIN 46R and we are the primary beneficiary of the VIE. We own all of the equity interest in Pinetree CDO, which were issued to us as preference shares and ordinary shares for an aggregate purchase price of $12.0 million. The ABS held in Pinetree CDO are included in available-for-sale securities. We accrue interest income on the ABS and interest expense on the long-term debt in the condensed consolidated statements of operations. Pinetree CDO is a bankruptcy remote entity and we consolidate 100% of the assets and liabilities of Pinetree CDO. This has resulted in an accumulated net unrealized loss of $69.9 million related to asset-backed securities held in Pinetree CDO reflected as an increase of other comprehensive loss in stockholders’ equity, while our remaining economic risk is limited to $8.1 million, which represents our initial equity investment in the Pinetree CDO of $12.0 million less our estimate of other-than-temporary impairment of $3.9 million. Any realized losses in excess of our equity investment would be borne by the debt holders, however, under current GAAP, there may be a timing difference between the recognition of realized losses on the assets and the offsetting gain from reduction of the debt balance.

          The following table summarizes the Pinetree CDO investments by asset class as of September 30, 2007:

Asset Class	Par Amount	Amortized Cost	Estimated Fair Value	Weighted Average Life

	(In thousands)			(In years)

Residential B/C mortgage (1)	$180,348	$179,234	$126,046	2.5
CMBS conduit	33,909	33,582	30,014	6.8
Residential A mortgage	33,282	32,931	28,813	5.7
Home equity loan (2)	29,882	29,684	25,594	2.1
CMBS large loan	4,000	4,000	3,847	2.5
ABS collateralized bond obligation	8,157	8,094	3,609	4.7
Credit card	3,000	3,091	3,030	0.7
Automobile loan	2,000	2,000	1,994	3.7
Student loan	1,357	1,357	1,372	3.4
Small business loan	969	969	722	2.1

Total	$296,904	$294,942	$225,041	3.4

(1)	The par amount for residential B/C mortgage has been reduced by $0.4 million of other-than temporary impairment.

(2)	The par amount for home equity loan has been reduced by $3.5 million of other-than temporary impairment.

          As of September 30, 2007, Pinetree CDO held $225.0 million of ABS classified as available-for-sale securities and $8.5 million of restricted cash and cash equivalents, which are generally being utilized to purchase additional ABS and pay distributions to debt and equity holders. The ABS are backed primarily by residential mortgages, home equity loans and commercial mortgages. The portfolio is composed of both fixed and floating rate securities, comprising 28.4% and 71.6% of the portfolio, respectively, as of September 30, 2007. The fixed portfolio had a weighted average interest rate of 5.79% while the variable portfolio has a weighted average spread of 1.95% over LIBOR as of September 30, 2007.

          The table below summarizes the Pinetree CDO portfolio by Moody’s rating as of September 30, 2007:

Moody’s Rating	% of Total

Aaa	3.68%
Aa1	0.70%
Aa2	1.94%
Aa3	1.59%
A1	0.50%
A2	3.08%
A3	5.83%
Baa1	16.03%
Baa2	30.93%
Baa3	29.84%
Ba1	1.92%
Ba2	2.00%
Ba3	0.70%
B1	0.74%
B2	0.52%

100.00%

          The Moody’s weighted average rating factor, or WARF, for the Pinetree CDO portfolio as of September 30, 2007 is 464, which equates to a weighted average Moody’s rating of between Baa2 and Baa3. As of September 30, 2007, we held 176 asset-backed securities with a fair value of $210.8 million, valued below cost, of which 46 securities with a current fair value of $57.8 million were valued below cost for greater than twelve months. Pinetree CDO had 30 of the 185 asset-backed securities downgraded by a major credit rating agency since their purchase (face value of $41.1 million at September 30, 2007) through September 30, 2007. We reviewed the estimated cash flows for these and 44 additional asset-backed securities (face value of $71.8 million) that met other criteria for other-than-temporary impairment analysis held in Pinetree in accordance with our policy and determined that five of the asset-backed securities with an estimated fair value of $5.2 million are other-than-temporarily impaired. For the three and nine months ended September 30, 2007 we recognized $3.9 million of other-than-temporary impairment related to these five asset-backed securities held in the Pinetree CDO. An analysis of estimated cash flows on the remaining 69 asset-backed securities held in the Pinetree CDO indicated than an other-than-temporary impairment had not occurred. All other asset-backed securities held in the Pinetree CDO are investment grade and we do not believe they are other-than-temporarily impaired as of September 30, 2007 as we have the intent and ability to hold these securities to recovery which may be maturity if necessary.

          Between September 30, 2007 and October 31, 2007 the major credit rating agencies issued downgrades on a significant amount of asset-backed securities which included 38 securities held in Pinetree CDO, with a face value of $62.4 million at October 31, 2007. All other asset-backed securities held in Pinetree CDO are investment grade. Management is monitoring the portfolio closely and due to the current uncertainty surrounding this asset class, there is a risk that portfolio attributes and performance could decline and some securities may become other-than-temporarily impaired in the future which could result in recognition of future impairment charges.

Loans and Credit Derivatives

          The following summarizes our loan portfolio, excluding credit default swaps and total return swaps, by loan classification at September 30, 2007:

	Carrying Value

Type of Loan	Loans Held for Sale (1)	Loans	Total

	(In thousands)

Loans held in Market Square CLO	$263,096	$—	$263,096
Loans held in DFR MM CLO	—	298,234	298,234
Corporate leveraged loans	2,627	152,926	155,553
Commercial real estate loans (2)	5,525	24,151	29,676

	$271,248	475,311	746,559

Allowance for loan losses		(8,933)	(8,933)

		$466,378	$737,626

(1)	Carrying value of loans held for sale is lower of cost or fair value.

(2)	Commercial real estate loans include participating interests in commercial mortgage loans.

                Loans Held in Market Square CLO

          Market Square CLO, one of our taxable REIT subsidiaries, is a VIE under FIN 46R and we are the primary beneficiary of the VIE, causing us to consolidate Market Square CLO. We own 100% of the preference shares, representing substantially all of the equity interest in Market Square CLO, which we purchased for $24.0 million. As of September 30, 2007, Market Square CLO had $272.2 million of loan principal outstanding with a carrying value of $263.1 million, which is included in loans held for sale, $22.7 million of restricted cash and cash equivalents, which are generally utilized to purchase additional loans and pay distributions to debt and equity holders, and $276.0 million of notes payable included in long-term debt. Market Square CLO is a bankruptcy remote entity and although we consolidate 100% of the assets and liabilities of Market Square CLO, it should be noted that our maximum exposure to loss on our investment in Market Square CLO is limited to our initial investment of $24.0 million. The weighted average coupon spread over LIBOR on the loan portfolio was 2.59% and the weighted average contractual maturity was 5.2 years as of September 30, 2007.

          The following table summarizes the Market Square CLO loan portfolio as of September 30, 2007:

	Par Value	Carrying Value	Estimated Fair Value	Weighted Average

Moody’s Rating				Spread	Contractual Maturity

	(In thousands)

Baa3	$6,039	$6,020	$6,020	1.81%	09/09/09
Ba1	13,178	12,968	12,968	1.63%	06/11/11
Ba2	12,809	12,494	12,496	1.91%	03/08/13
Ba3	39,202	38,003	38,038	2.16%	03/13/13
B1	72,840	70,250	70,689	2.38%	02/25/13
B2	89,038	85,760	85,796	2.85%	01/15/13
B3	30,296	29,568	29,588	3.15%	12/14/12
Caa1	7,871	7,182	7,182	4.67%	09/28/12
Caa2	896	851	851	2.75%	12/31/12

	$272,169	$263,096	$263,628	2.59%

          The Market Square CLO bank loan portfolio is diversified across 29 Moody’s industry classifications and has a WARF of 424, which equates to a weighted average Moody’s rating of between B1 and B2 as of September 30, 2007.

          Loans Held in DFR MM CLO

               On July 17, 2007 we purchased 100% of the equity interest, issued as preference shares, of DFR MM CLO, a Cayman Islands limited liability company, for $50.0 million. In addition to issuing the preference shares, DFR MM CLO also issued several classes of notes, aggregating $250.0 million, discussed later in this section under the heading “Liabilities”. We also purchased all of the BBB/Baa2 rated and subordinated notes of DFR MM CLO, for $19.0 million leaving notes outstanding to outside investors for DFR MM CLO of $231.0 million. DFR MM CLO, is one of our taxable REIT subsidiaries and is a VIE under FIN 46R. We are the primary beneficiary of the VIE, causing us to consolidate DFR MMCLO. DFR MM CLO is a bankruptcy remote entity, and although we consolidate 100% of the assets and liabilities of DFR MM CLO our maximum exposure to loss on our investment in DFR MM CLO is limited to our initial investment of $69.0 million.

               As of September 30, 2007, DFR MM CLO had $299.5 million of loan principal outstanding with a carrying value of $298.2 million, which is included in loans, $4.3 million of restricted cash and cash equivalents, which are generally utilized to purchase additional loans and pay distribution to debt and equity holders, and $231.0 million of notes payable to outside investors included in long-term debt The weighted average coupon spread over LIBOR on the loan portfolio was 5.97% (6.33% including the $19.0 million of DFR MM CLO debt we own and eliminate upon consolidation) and the weighted average contractual maturity was 11.8 years as of September 30, 2007.

          The following table summarizes the DFR MM CLO loan portfolio as of September 30, 2007:

Type of Loan	Carrying Value	Weighted Average Coupon

	(In thousands)

First lien secured	$82,882	10.89%
Second lien secured	181,246	11.93%
Mezzanine	34,106	15.48%

	$298,234	12.05%

          Corporate Leveraged Loans

          The following table summarizes our corporate leveraged loans as of September 30, 2007:

Type of Loan	Carrying Value	Weighted Average Coupon

	(In thousands)

First lien secured	$42,118	11.19%
Second lien secured	77,498	12.67%
Mezzanine	13,997	14.92%
Hold Co.	21,940	12.78%

	155,553	12.49%

Allowance for loan losses	(8,933)

	$146,620

          As of September 30, 2007, we had corporate leveraged loans totaling $155.6 million, classified as loans held for investment with the exception of $2.6 million classified as loans held for sale. The mezzanine and Hold Co. loans are generally unsecured. As of September 30, 2007, we carried an allowance for loan losses totaling $8.9 million. The loans reflected in the above table are at their contractual outstanding amount by type and coupon, rather than net of the $8.9 million allowance for loan losses as of September 30, 2007. The allowance has been provided for one first lien secured loan in the amount of $5.1 million and one mezzanine loan in the amount of $3.8 million. During the third quarter, we closed the DFR MM CLO transaction which was a securitization of $300.0 million in loans previously categorized as corporate leveraged loans.

          Commercial Real Estate Loans (including participating interests)

          As of September 30, 2007, we had invested in junior participation interests in commercial mortgages originated by Hometown Commercial Capital, LLC with a total carrying value of $5.5 million. These loans are classified as held for sale on our condensed consolidated balance sheet. As of September 30, 2007, we held commercial mortgage loans with a carrying value of $24.2 million. These loans are classified as held for investment on our condensed consolidated balance sheet.

          Credit Default Swaps

          As of September 30, 2007, we held 17 CDSs with an aggregate notional amount of $54.0 million. As of September 30, 2007, these CDSs had a net fair value of $0.2 million, recorded in derivative assets and derivative liabilities in the condensed consolidated balance sheet in the amounts of $0.4 million and $0.2 million, respectively.

          Total Return Swaps

          As of September 30, 2007, we held two total return swaps with an aggregate notional amount of $14.5 million and an aggregate negative fair value of $1.8 million recorded in derivative liabilities.

Equity Securities

          As of September 30, 2007, our equity securities had a total carrying value of $6.5 million classified as other investments.

Due From Broker

          As of September 30, 2007, we had $102.1 million due from broker; all amounts are expected to settle in the following quarter. The due from broker consisted of the following:

•	Unsettled RMBS sales - $93.5 million

•	Swap margin due from broker - $8.6 million

Interest Receivable

          As of September 30, 2007, our interest receivable of $46.3 million related to the following:

•	RMBS - $35.7 million

•	Loans - $7.9 million

•	Derivatives - $1.4 million

•	Various other investments - $1.3 million

Other Receivables

          As of September 30, 2007, other receivables of $17.8 million consisted of:

•	RMBS paydowns - $17.2 million

•	Paydowns on loans held in Market Square CLO - $0.5 million

•	Miscellaneous - $0.1 million

Prepaid and Other Assets

          As of September 30, 2007, prepaid and other assets of $17.9 million consisted of:

•	Debt issue costs - $14.8 million

•	Prepaid assets - $3.1 million

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

          As of September 30, 2007, we had a portfolio of 170 designated interest rate swaps with maturities ranging from February 2008 to August 2017 and a total notional amount of $5.3 billion and a net negative fair value of $31.4 million. Under the interest rate swap and interest rate swap forward agreements we have in place, we receive interest at rates that reset periodically, generally every one or three months, and usually pay a rate fixed at the initiation of and for the life of the swap agreements. The current market value of interest rate swaps is heavily dependent on the current market fixed rate, the corresponding term structure of floating rates as well as the expectation of changes in future floating rates (yield curve). As expectations of future floating rates change, the market value of interest rate swaps changes. Based on the daily market value of those interest rate swaps and interest rate swap forward contracts, our counterparties may request additional margin collateral or we may request additional collateral from our counterparties to ensure that an appropriate margin account balance is maintained at all times through the maturity of the contracts. As of September 30, 2007, the unrecognized loss on interest rate swap transactions in accumulated other comprehensive loss of $25.6 million includes cumulative deferred losses on terminated swaps of $1.3 million that will be amortized over the original hedging period. During the quarter ended September 30, 2007 we dedesignated $1.1 billion (notional) of interest rate swaps previously designated as a cash flow hedge with a negative fair value of $11.1 million at dedesignation that will be amortized into interest expense over the original life of the swaps. This dedesignation occurred as a result of changing risk exposure in repurchase agreement funding.

          As of September 30, 2007, we held 47 interest rate swaps, six interest rate floors and one interest rate cap with notional amounts in the aggregate of $1.8 billion, $519.4 million and $40.0 million, respectively, which were not designated as hedges. Accordingly, changes in fair value of these derivatives are recorded in net gain (loss) on derivatives in the condensed consolidated statement of operations. As of September 30, 2007, these interest rate swaps, interest rate floors and interest rate cap had a net negative fair value of $18.3 million, $6.4 million and $0.1 million, respectively, recorded in derivative assets and derivative liabilities in the condensed consolidated balance sheet in the amounts of $1.8 million and $26.6 million, respectively. In connection with the interest rate floors, we received aggregate payments of $5.9 million upon inception of the floors, $2.0 million during the nine months of 2007, and in return will make payments based on the spread in LIBOR rates, if one-month LIBOR decreases below certain agreed upon rates. The payments we may have to make are based on the spread times the amortizing notional balance of the respective floor.

Liabilities

          We have entered into repurchase agreements to finance many of our purchases of RMBS. These agreements are secured by RMBS and bear interest rates that have historically moved in close relationship to LIBOR. As of September 30, 2007, we established 18 borrowing relationships with various financial institutions and other lenders. As of September 30, 2007, we had an outstanding repurchase agreement balances with 15 of those counterparties.

          As of September 30, 2007, we had outstanding repurchase agreement liabilities of $6.8 billion, including accrued interest, with a weighted-average current borrowing rate of 5.23%. We intend to renew these repurchase agreements as they mature under the then-applicable borrowing terms of the counterparties to the repurchase agreements. As of September 30, 2007, the repurchase agreements were secured by RMBS and other investment securities with an estimated fair value of $7.0 billion and had weighted-average remaining maturities of 18 days. The net amount at risk, defined as fair value of securities pledged, including net additional repurchase agreement collateral pledged, including accrued interest receivable, minus repurchase agreement liabilities, including accrued interest payable, with all counterparties was $301.1 million as of September 30, 2007. See details of the net amount at risk later in this section under the heading “Liquidity and Capital Resources.”

          On March 10, 2006, we entered into an up to $300.0 million three-year revolving warehouse funding agreement with Wachovia Capital Markets, LLC (the “Facility”), subject to annual renewal approval. In February we increased the Facility to $375.0 million. Financing under the Facility is secured by assets ranging from large syndicated bank loans to subordinated notes and preferred stock. Advance rates under the Facility vary by asset type and are subject to certain compliance criteria. The Facility is available to two bankruptcy remote special purpose vehicles (DWFC, LLC and Deerfield Triarc TRS (Bahamas) Ltd.) and the debt holder has recourse only to the collateral of these entities, which total $138.0 million as of September 30, 2007. We expect to pursue term funding of these assets via securitization in a future CDO.

          On July 17, 2007, we closed DFR MM CLO. As a result of this securitization, $213.2 million of debt was paid down on the Facility. As of September 30, 2007, we had $76.9 million of debt outstanding related to the Facility. Unamortized deferred issuance costs associated with the Facility totaled $0.6 million as of September 30, 2007. The annual interest rate for the Facility is based on short-term commercial paper rates as defined in the warehouse funding agreement, plus 0.75% for large syndicated loans or plus 0.90% for all other loans. The weighted average rate as of September 30, 2007 was 6.54%. See further details about the Facility later in this section under the heading “Sources of Funds.”

          As of September 30, 2007, the Pinetree CDO, Market Square CLO and DFR MM CLO long-term debt issuances bear weighted average interest rates, that reset quarterly, of LIBOR plus 0.55%, 0.49% and 0.69% and based on the last reset date were 5.90%, 5.85% and 5.97%, respectively. As of September 30, 2007, we have $287.5 million, $276.0 million and $231.0 million of outstanding long-term debt resulting from the Pinetree CDO, Market Square CLO and DFR MM CLO transactions, respectively.

          Our trust preferred securities’ interest is payable quarterly at a floating rate equal to LIBOR plus 3.50% per annum and 2.25% per annum for $51.6 million and $72.1 million, respectively, of principal outstanding. This rate was 8.86% and 7.61% for the $51.6 million and $72.1 million, respectively, of principal outstanding as of September 30, 2007.

Due To Broker

          Due to broker as of September 30, 2007 of $275.1 million consisted of the following (all amounts are expected to settle in the following quarter):

•	Unsettled RMBS purchases - $269.8 million ($273.4 fair value)

•	Unsettled purchases of loans held in Market Square CLO - $2.0 million

•	Unsettled purchases of ABS held in Pinetree CDO - $2.0 million

•	Swap margin due to broker - $1.3 million

Interest Payable

          Interest payable as of September 30, 2007 of $35.7 million consisted of:

•	Derivatives - $21.5 million

•	Revolving warehouse facility long-term debt interest payable - $4.4 million

•	Pinetree CDO long-term debt interest payable - $4.1 million

•	Market Square CLO long-term debt interest payable - $3.3 million

•	Unsecured junior subordinated interest payable to Trusts - $1.7 million

•	DFR MM CLO long-term debt interest payable- $0.7 million

Management and Incentive Fee Payable to Related Party

          As of September 30, 2007, we had $1.0 million payable to our Manager for management fees.

Other Payables

          As of September 30, 2007, other payables of $2.3 million consisted of:

•	Miscellaneous - $1.8 million

•	Audit and tax related services - $0.5 million

Stockholders’ Equity

          Stockholders’ equity as of September 30, 2007 was $550.7 million and primarily consisted of the following 2007 activity:

•	Net unrealized loss on available-for-sale securities - $24.8 million

•	Net unrealized loss on cash flow hedges - $84.0 million

•	Contributions to additional paid-in capital related to compensation paid to our independent directors in the form of fully vested common stock- $0.1 million

•	Contributions to additional paid-in capital related to compensation for restricted stock, common stock grants and option grants to our Manager - $52,000

•	Accumulated deficit - $13.8 million of net income less $43.5 million of declared dividends

Results of Operations

          The following section provides a comparative discussion of our condensed consolidated results of operations as of and for the three and nine months ended September 30, 2007 and 2006.

Summary

          The following table summarizes selected historical consolidated financial information:

	Three months ended September 30,		Nine months ended September 30,

	2007	2006	2007	2006

	(Dollars in millions, except for per share data)		(Dollars in millions, except for per share data)

Net income	$(23.2)	$19.6	$13.8	$56.9
Dividends (1)	$21.7	$20.7	$65.2	$58.9
Net income per share - diluted	$(0.45)	$0.38	$0.27	$1.10
Dividends per share (1)	$0.42	$0.40	$1.26	$1.14
Book value per share	$10.64	$13.78	$10.64	$13.78
Total invested assets (2)	$8,373.7	$9,106.0	$8,373.7	$9,106.0
Alternative asset portfolio (2)	$983.2	$980.6	$983.2	$980.6
Return on equity (3)	-12.5%	10.6%	2.5%	10.2%
Leverage (4)	14.1	11.5	14.1	11.5

(1)	Dividends shown are reflected in the period to which they relate, rather than the period declared.

(2)	Total invested assets and alternative assets are reflected net of the $8.9 million of allowance for loan losses.

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

          The decrease in net income of $42.8 million for the three months ended September 30, 2007 compared to the same period 2006 was primarily attributable a $51.6 million decrease in net other income and gain (loss). This was offset by a $7.1 million increase in net interest income which was the result of our increased diversification into alternative assets combined with a higher interest rate environment and a $1.1 million reduction in expenses primarily attributable to a decrease in incentive fees. The decrease in net income of $43.1 million for the nine months ended September 30, 2007 compared to the same period 2006 was primarily attributable to a $51.6 million decrease to net other income and gain (loss) and an increase in the provision for loan losses of $6.9 million which was offset by a $14.1 million increase in net interest income as a result of the factors described above.

          We have also increased the overall leverage through net increased aggregate long term borrowings of $131.8 million as of September 30, 2007 compared to the same period in 2006, and a $161.8 million decrease in stockholders’ equity as of September 30, 2007 compared to the same period in 2006. The increase in borrowings is primarily the result of the securitization of DFR MM CLO and the use of trust preferred debt securities, offset by the reduction of use of the revolving warehouse funding facility. The decrease in stockholders’ equity is primarily the result of an increase in accumulated other comprehensive loss due to fair value adjustments on available-for-sale securities and designated derivatives and an increase in the accumulated deficit due to dividend distributions in excess of earnings which we distributed in order to maintain our REIT status.

          We continue to diversify our overall portfolio mix by increasing our investments into alternative assets, which we define as all invested assets other than RMBS. As of September 30, 2007, we had $992.1 million of alternative assets, or 11.8% of our portfolio compared to $980.6 million of alternative assets, or 10.8% of our portfolio as of September 30, 2006. Corporate leveraged loans, including those which have been securitized into DFR MM CLO, have been the primary driver of the increase in our alternative portfolio. Corporate leveraged loans and DFR MM CLO combine to total $451.2 million or 5.4% of our total investments as of September 30, 2007 compared to $332.6 million or 3.7% of our total investments as of September 30, 2006.

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

Net Interest Income

          The following table summarizes our interest income:

	Three months ended September 30,			% of total interest income
			Variance
	2007	2006	2007 vs. 2006	Three months ended September 30,

	(In millions)			2007	2006

Real Estate Investments:
Residential mortgage-backed securities	$96.6	$93.7	$2.9	76.8%	79.7%
Commercial real estate loans and securities	1.4	0.7	0.7	1.1%	0.6%
Asset-backed securities held in Pinetree CDO	5.5	5.3	0.2	4.4%	4.5%

Total real estate investments	103.5	99.7	3.8	82.3%	84.8%

Corporate Investments:
Corporate loans and securities:
Corporate leveraged loans	7.5	10.2	(2.7)	5.9%	8.7%
High yield corporate bonds	0.1	0.4	(0.3)	0.1%	0.3%
Assets held in Market Square CLO	6.0	6.4	(0.4)	4.8%	0.0%
Assets held in DFR MM CLO	7.8	—	7.8	6.2%	5.4%
Tresuries and short-term investments	0.8	0.5	0.3	0.6%	0.4%
Equity securities	—	0.2	(0.2)	0.0%	0.2%
Other investments	0.1	0.1	—	0.1%	0.1%

Total corporate investments	22.3	17.8	4.5	17.7%	15.1%

Total interest income	$125.8	$117.5	$8.3	100.0%	99.9%

	Nine months ended September 30,			% of total interest income
			Variance
	2007	2006	2007 vs. 2006	Nine months ended September 30,

	(In millions)			2007	2006

Real Estate Investments:
Residential mortgage-backed securities	$292.4	$275.8	$16.6	77.3%	81.8%
Commercial real estate loans and securities	4.4	1.9	2.5	1.2%	0.6%
Asset-backed securities held in Pinetree CDO	16.2	15.2	1.0	4.3%	4.5%

Total real estate investments	313.0	292.9	20.1	82.8%	86.9%

Corporate Investments:
Corporate loans and securities:
Corporate leveraged loans	37.3	22.6	14.7	9.9%	6.7%
High yield corporate bonds	0.7	1.2	(0.5)	0.2%	0.3%
Assets held in Market Square CLO	17.4	17.4	—	4.6%	5.2%
Assets held in DFR MM CLO	7.8	—	7.8	2.0%	0.0%
Tresuries and short-term investments	1.8	1.3	0.5	0.5%	0.4%
Equity securities	—	1.4	(1.4)	0.0%	0.4%
Other investments	0.2	0.2	—	0.0%	0.1%

Total corporate investments	65.2	44.1	21.1	17.2%	13.1%

Total interest income	$378.2	$337.0	$41.2	100.0%	100.0%

          The increase in interest income of $8.3 million and $41.2 million for the three and nine months ended September 30, 2007 compared to the three months and nine months ended September 30, 2006, was attributable to the diversification of our portfolio to higher yielding alternative assets and an increase in the interest rate environment for the periods presented. As of September 30, 2007 our RMBS portfolio represented 88.2% of our holdings as compared to 89.2% as of September 30, 2006. RMBS contributed a $2.9 million and $16.6 million increase to interest income for the three and nine months ended September 30, 2007, respectively, primarily as the result of increases in the interest rate environment which offset the decrease in the RMBS asset balances. In July of 2007 we completed the securitization of DFR MM CLO which resulted in the transfer of $300.0 million of corporate leveraged loans into assets held in DFR MM CLO and accounted for the comparative decrease in interest income on corporate leveraged loans of $2.7 million and the increase in interest income on assets held in DFR MM CLO of $7.8 million for the three months ended September 30, 2007. Interest income on corporate leveraged loans increased by $14.7 million and interest income on assets held in DFR MM CLO increased by $7.8 million for the nine months ended September 30, 2007. The combined asset balances for corporate leveraged loans and assets held in DFR MM CLO as of September 30, 2007 totaled $451.2 million as compared to $332.6 million of corporate leveraged loans as of September 30, 2006.

          The following table summarizes our interest expense:

	Three months ended September 30,			Nine months ended September 30,
			Variance			Variance
	2007	2006	2007 vs. 2006	2007	2006	2007 vs. 2006

	(In millions)			(In millions)

Repurchase agreements	$97.0	$99.7	$(2.7)	$295.0	$270.2	$24.8
Designated hedging activity	(15.3)	(16.1)	0.8	(44.3)	(31.0)	(13.3)
Long-term debt	16.1	12.9	3.2	45.7	31.3	14.4
Amortization of debt issuance cost	1.1	1.0	0.1	3.6	2.0	1.6
Margin borrowing	—	0.3	(0.3)	0.3	0.7	(0.4)

Total interest expense	$98.9	$97.8	$1.1	$300.3	$273.2	$27.1

          The increase in interest expense of $1.1 million and $27.1 million for the three and nine months ended September 30, 2007, compared to the three and nine months ended September 30, 2006, was primarily a result of both an increase in our debt outstanding as well as increases in the overall interest rate environment during 2007 compared to 2006, although this trend was partially off-set during the three months ended September 30, 2007 as our repurchase agreements outstanding declined compared to the prior year period. Our funding sources are primarily tied to short term interest rates or reset on a relatively short-term basis. The higher interest rates were offset by a decrease in the repurchase agreement balance for the three months ended September 30, 2007 which resulted in a decrease of repurchase agreement interest expense of $2.7 million. Repurchase agreements contributed a $24.8 million increase in interest expense for the nine months ended September 30, 2007, offset by the $13.3 million increased reduction of interest expense from our designated hedging for the same periods.

          Additionally, the interest expense related to long-term debt increased by $3.2 million and $14.4 million for the three and nine months ended September 30, 2007, compared to the same periods in 2006. We increased our use of leverage through the securitization of DFR MM CLO and additional trust preferred securities, which had $231.0 million and $123.7 million, respectively, outstanding as of September 30, 2007, and zero and $77.3 million, respectively, outstanding as of September 30, 2006. These increases were partially offset by the decrease in the outstanding balance in our warehouse funding facility from $222.1 million as of September 30, 2006 to $76.9 million as of September 30, 2007 as a result of the DFR MM CLO securitization.

          The market is currently experiencing a significant delevering event with liquidity being scarce and credit spreads widening. As discussed further in our discussion on liquidity, while management believes our current financing sources and cash flows from operations are adequate to meet our liquidity needs, our investment strategy has refocused to that of preserving liquidity until the current market conditions subside, which may have a negative impact on our future net interest margin during this period of market uncertainty.

Provision for Loan Losses

          We have identified two impaired loans held for investment as of September 30, 2007. We determined provisions for loan losses in the amount of zero and $6.9 million for the three and nine months ended September 30, 2007 were required for these loans. $5.1 million of the increase during the nine months ended September 30, 2007 represented the full outstanding principal balance of a loan fully reserved for as, among other factors, the company declared bankruptcy and we do not expect to collect the principal amount of the loan. The remaining $1.8 million addition to the provision during the nine months ended September 30, 2007 represented the excess of the amortized cost basis over the discounted expected future cash flows for another loan. We had not recognized a provision for loan losses for the same periods during 2006.

Expenses

          The following table summarizes our expenses for the periods presented:

	Three months ended September 30,			Nine months ended September 30,
			Variance			Variance
	2007	2006	2007 vs. 2006	2007	2006	2007 vs. 2006

	(In millions)			(In millions)

Base management fee	$3.2	$3.4	$(0.2)	$9.8	$10.0	$(0.2)
Amortization related to restricted stock and options	(0.4)	0.3	(0.7)	(0.3)	1.0	(1.3)

Total management fee expense to related party	2.8	3.7	(0.9)	9.5	11.0	(1.5)

Incentive fee expense to related party	—	1.3	(1.3)	2.2	3.3	(1.1)

Audit and audit-related fees	0.3	0.3	—	0.9	0.7	0.2
Legal fees	0.4	0.1	0.3	0.7	0.3	0.4
Other professional fees	0.7	0.2	0.5	1.2	0.5	0.7

Total professional services	1.4	0.6	0.8	2.8	1.5	1.3

Insurance expense	0.2	0.2	—	0.5	0.6	(0.1)

Board of directors fees	0.3	0.1	0.2	0.9	0.4	0.5
Banking and other administrative fees	0.2	0.1	0.1	0.5	0.4	0.1
Software and data feeds	0.2	0.1	0.1	0.3	0.2	0.1
Other general and administrative expenses	—	0.1	(0.1)	0.2	0.3	(0.1)

Total general and administrative expenses	0.7	0.4	0.3	1.9	1.3	0.6

Total expenses	$5.1	$6.2	$(1.1)	$16.9	$17.7	$(0.8)

          For the three months ended September 30, 2007, our expenses decreased by $1.1 million as compared to the same period in 2006. This decrease was primarily attributable to a decrease in incentive fee expenses to related party of $1.3 million resulting from a decrease in our net income and a decrease in amortization on restricted stock and options of $0.7 million. The decrease in amortization is primarily because we have used the graded vesting attribution method for expense amortization of the restricted stock and options, which has resulted in a larger amount of the total expense being recognized in the earlier periods of vesting. The amount of amortization also fluctuates with changes in our stock price. These decreases in expenses were partially offset by an increase in professional services expense of $0.8 million and an increase in board of directors fees of $0.2 million primarily attributable to certain legal expenses, an increase in audit fees and increased board compensation for additional board meetings. For the three months ended September 30, 2007 we expensed certain merger related expenses associated with our proposed acquisition of Deerfield related specifically to debt issuance costs of $0.1 million and $0.3 million of legal fees and other professional fees, respectively. As of September 30, 2007, we had $2.7 million remaining of capitalized acquisition and equity issuances costs that will be taken as an immediate reduction of current earnings if the acquisition is not consummated.

          For the nine months ended September 30, 2007, our expenses decreased by $0.8 million as compared to the same period in 2006. This decrease was primarily attributable to a decrease in incentive fee expenses to related party of $1.1 million resulting from a decrease in our net income and a decrease in amortization on restricted stock and options of $1.3 million. The decrease in amortization is primarily because we have used the graded vesting attribution method for expense amortization of the restricted stock and options, which has resulted in a larger amount of the total expense being recognized in the earlier periods of vesting in addition to a decline in the fair value of unvested stock. This decrease was partially offset by increases in professional services expense and board of directors fees of $1.3 million and $0.5 million, respectively.

Other Income and Gain (Loss)

          The following table summarizes our other income and gain (loss) for the periods presented:

	Three months ended September 30,			Nine months ended September 30,
			Variance			Variance
	2007	2006	2007 vs. 2006	2007	2006	2007 vs. 2006

	(In millions)			(In millions)

Net realized gain (loss) on available-for-sale securities	$(6.8)	$1.8	$(8.6)	$(4.3)	$7.1	$(11.4)
Other-than-temporary impairment on available-for-sale securities	(16.4)	—	(16.4)	(16.6)	(2.0)	(14.6)

Net gain (loss) on available-for-sale securities	(23.2)	1.8	(25.0)	(20.9)	5.1	(26.0)

Net realized gain (loss) on trading securities	(2.5)	0.4	(2.9)	(2.1)	0.5	(2.6)
Net unrealized gain on trading securities	8.1	2.6	5.5	4.7	0.8	3.9

Net gain on trading securities	5.6	3.0	2.6	2.6	1.3	1.3

Net realized gain on loans	0.4	0.7	(0.3)	0.5	1.4	(0.9)
Net unrealized loss on loans	(7.8)	(0.2)	(7.6)	(7.5)	(0.6)	(6.9)

Net gain (loss) on loans	(7.4)	0.5	(7.9)	(7.0)	0.8	(7.8)

Net realized gain (loss) on interest rate swaps	(3.2)	0.4	(3.6)	0.3	1.5	(1.2)
Net realized gain on credit default swaps	0.3	0.6	(0.3)	1.5	1.5	—
Net realized gain on total return swaps	0.8	—	0.8	1.0	—	1.0
Net realized gain on interest rate floors and caps	1.5	—	1.5	1.5	—	1.5
Net unrealized gain (loss) on interest rate swaps	(12.0)	(0.5)	(11.5)	(13.3)	0.1	(13.4)
Net unrealized gain (loss) on credit default swaps	(0.6)	0.3	(0.9)	(0.8)	0.5	(1.3)
Net unrealized gain (loss) on total return swaps	(3.0)	0.1	(3.1)	(2.6)	0.2	(2.8)
Net unrealized loss on interest rate floors and caps	(3.9)	(0.5)	(3.4)	(2.3)	(0.5)	(1.8)
Net unrealized loss on warrants	(0.1)	—	(0.1)	(0.1)	—	(0.1)

Net gain (loss) on derivatives	(20.2)	0.4	(20.6)	(14.8)	3.3	(18.1)

Dividend income	0.1	1.0	(0.9)	0.2	1.2	(1.0)
Other net loss	(0.2)	(0.4)	0.2	(0.4)	(0.4)	—

Dividend income and other net loss	(0.1)	0.6	(0.7)	(0.2)	0.8	(1.0)

Total other income and gain (loss)	$(45.3)	$6.3	$(51.6)	$(40.3)	$11.3	$(51.6)

Total net realized gain (loss)	$(9.4)	$4.9	$(14.3)	$(1.4)	$13.2	$(14.6)

Total net unrealized gain (loss)	$(35.9)	$1.4	$(37.3)	$(38.9)	$(1.9)	$(37.0)

          For the three months ended September 30, 2007, other income and gain (loss) decreased by $51.6 million as compared to the same period in 2006. This decrease is primarily attributable to increased losses on available-for-sale securities, loans and derivatives of $25.0 million, $7.9 million and $20.6 million, respectively, partially offset by an increase in trading security gains of $2.6 million. The increased losses on available-for-sale securities are the net result of sales at unfavorable prices to increase liquidity and impairment charges recorded during the three months ended September 30, 2007. The increased losses on loans were largely attributable to asset write-downs to fair value in the held-for-sale portfolio. The increase in derivative losses are primarily attributable to increases in realized losses on interest rate swaps of $3.6 million, unrealized losses on total return swaps of $3.1 million and unrealized losses on interest rate swaps of $11.5 million and interest rate floors and caps of $3.4 million which were primarily a result of unfavorable interest rate changes on these instruments during the period. These losses were partially offset by a $2.6 million gain on trading securities.

          For the nine months ended September 30, 2007, other income and gain (loss) decreased by $51.6 million as compared to the same period in 2006. This decrease is primarily attributable to increased losses on available-for-sale securities, loans and derivatives of $26.0 million, $7.8 million and $18.1 million, respectively, partially offset by an increase in trading security gains of $1.3 million. The increased losses on available-for-sale securities are the net result of sales at unfavorable prices to increase liquidity and impairment charges recorded during the nine months ended September 30, 2007. The increased losses on loans were largely attributable to asset write-downs to fair value in the held-for-sale portfolio. The increase in derivative losses are primarily attributable to increased unrealized losses on interest rate swaps of $13.4 million and interest rate floors and caps of $1.8 million which were primarily a result of unfavorable interest rate changes to these instruments during the period. Additionally, we experienced $2.8 million in unrealized losses on total return swaps during the nine months ended September 30, 2007 due to wider credit spreads.

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

          We have made a joint election with Deerfield Triarc TRS Holdings, Inc. to treat this domestic subsidiary as a TRS. As such, Deerfield Triarc TRS Holdings, Inc. is taxable as a domestic C corporation and subject to federal, state and local taxes based upon its taxable income. Deerfield Triarc TRS Holdings, Inc. was formed to make, from time to time, certain investments that would not be REIT qualifying investments if made directly by the REIT and to earn income that would not be REIT qualifying income if earned directly by the REIT. For the three and nine months ended September 30, 2007, Deerfield Triarc TRS Holdings, Inc. invested primarily in short-term bank loans and bond trading positions, resulting in loss before income taxes of $0.8 million and $0.3 million, less income tax benefit of $0.3 million and $0.1 million, respectively.

          Market Square CLO, DFR MM CLO and Deerfield Triarc TRS (Bahamas) Ltd., or Deerfield Triarc Bahamas, are foreign TRS’s. Market Square CLO and DFR MM CLO were formed to complete securitization transactions structured as a secured financing, and Deerfield Triarc Bahamas was formed for certain loan investments within the warehouse funding facility. Market Square CLO and DFR MM CLO are organized as exempted companies incorporated with limited liability under the laws of the Cayman Islands, and Deerfield Triarc Bahamas is organized as an international business company under the laws of the Commonwealth of the Bahamas. The three companies are generally exempt from federal and state income tax at the corporate entity level because they restrict their activities in the United States to trading in stock and securities for their own account. Therefore, despite their status as TRS’s, they generally will not be subject to corporate income tax on their earnings; however, we are generally required to include their current taxable income in our calculation of REIT taxable income.

Off-Balance Sheet Arrangements

          As of September 30, 2007, there have been no material changes in the off-balance sheet arrangements from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Liquidity and Capital Resources

          We held cash and cash equivalents of $125.9 million as of September 30, 2007.

          Our operating activities used cash of $654.3 million for the nine months ended September 30, 2007, primarily through the following:

          Net inflows and non-cash adjustments of $82.5million, consisting of the following:

•	Net income - $13.8 million

•	Net premium and discount amortization - $19.2 million

•	Other-than-temporary impairment of available-for-sale securities - $16.6 million

•	Proceeds from sales and principal payments on loans held for sale - $14.0 million

•	Net loss on loans - $7.1 million

•	Provision for loan loss - $6.9 million

•	Net realized loss on available-for-sale securities - $4.3 million

•	Equity method loss on other investments - $0.4 million

•	Share based compensation - $0.2 million

Net decrease in operating assets and liabilities – $10.4 million

Net outflows and non-cash adjustments totaled $726.4 million, consisting of the following:

•	Net purchases of trading securities - $721.3 million

•	Net gain on trading securities - $2.6 million

•	Net impact of derivatives - $2.5 million

          Our investing activities provided cash of $1.3 billion for the nine months ended September 30, 2007, primarily the result of the purchase of available-for-sale securities and loans totaling $1.9 billion, offset by principal payments and proceeds from sale of available-for-sale securities of $3.0 billion, and principal payments and proceeds from loans of $202.8 million. Restricted cash and cash equivalents decreased $17.6 million and there were purchases of other investments of $0.6 million.

          Our financing activities used cash of $571.6 million for the nine months ended September 30, 2007, primarily from net payments made on our repurchase agreements, payments made on our warehouse funding agreement, payments of dividends and debt issuance costs of $550.2 million, $262.2 million, $65.2 million, and $2.7 million, respectively. These payments were offset by proceeds from the issuance of long-term debt and proceeds from the revolving warehouse funding agreement of $231.0 million and $78.2 million, respectively.

          Leverage

          As of September 30, 2007 and 2006 our leverage was 14.1 times equity and 11.5 times equity, which was calculated by dividing our total debt (principal outstanding of repurchase agreements and long-term debt) of $7.8 billion and $8.2 billion by total stockholders’ equity of $550.7 million and $712.5 million, as reported in our financial statements as of September 30, 2007 and 2006, respectively.

          This increased leverage as of September 30, 2007 is primarily driven by our $131.8 million increase in long term borrowings to fund growth in assets and net income and a $161.8 million decrease in stockholders’ equity as of September 30, 2007 compared to the same period in 2006. The increase in borrowings is primarily the result of the securitization of DFR MM CLO and the use of trust preferred debt securities, partially offset by the reduction of use of the revolving warehouse funding facility. The decrease in stockholders’ equity is primarily the result of an increase in accumulated other comprehensive loss due to fair value adjustments on available-for-sale securities and designated derivatives and an increase in the accumulated deficit due to dividend distributions in excess of earnings which we distributed in order to maintain our REIT status.

          Sources of Funds

          In addition to our December 2004 initial private offering, and June 2005 initial public offering, our primary source of funding has consisted of net proceeds from repurchase agreements. We have also generated proceeds through long-term debt issuances of Market Square CLO, DFR MM CLO and Pinetree CDO, the issuance of trust preferred debt securities, and in March of 2006, we closed an alternative asset revolving warehouse funding facility with Wachovia Capital Markets, LLC, providing financing up to $300.0 million (amended to $375.0 million on February 7, 2007) in borrowing capacity.

          The following is a summary of our borrowings as of September 30, 2007 (dollars in thousands):

	Repurchase Agreements	Term Financing		Warehouse Funding Facility	Trust Preferred Securities		Total

Outstanding balance	$6,811,182	$794,466	(1)	$76,935	$123,717		$7,806,300
Weighted average borrowing rate	5.23%	5.91%		6.54%	8.13%		5.36%
Weighted-average remaining maturity (in years)	0.05	20.52	(2)	1.44	28.69	(3)	2.60
Fair value of collateral (including accrued interest)	$7,017,288	$835,865		$138,048	n/a		n/m

n/a – not applicable

n/m – not meaningful

(1) Excludes $19.0 million of DFR MM CLO debt that is owned by the Company and eliminated upon consolidation. Had this debt been included the weighted-average borrowing rate would be 5.99% and the weighted-average remaining maturity would be 20.32 years.

(2) $276.0 million of the term financing is callable after July 20, 2007 and quarterly thereafter, $287.5 million is callable after January 5, 2010, and quarterly thereafter and $231.0 million is callable after October 20, 2010 and quarterly thereafter.

(3) $51.6 million of the trust preferred securities are callable after October 30, 2010 and $72.1 million are callable after October 30, 2011.

          Repurchase Agreements. As of September 30, 2007, repurchase agreements outstanding totaled $6.8 billion, with a weighted-average current borrowing rate of 5.23%, which were primarily used to finance the acquisition of mortgage-related assets. We expect to continue to borrow funds in the form of repurchase agreements. As of September 30, 2007, we had established 18 borrowing arrangements with various investment banking firms and other lenders, 15 of which we had an outstanding repurchase agreement balance as of September 30, 2007. Increases in interest rates could negatively impact the valuation of our mortgage-related assets, which could limit our borrowing ability or cause our lenders to initiate margin calls. In addition, an increase in “haircuts” (the percentage deduction off fair value of RMBS collateral that we receive in cash at the inception of a repurchase agreement) limits our borrowing capacity. Amounts due upon maturity of our repurchase agreements will be funded primarily through the rollover/reissuance of repurchase agreements and monthly principal and interest payments received on our mortgage-backed securities.

          Of our 15 active repurchase counterparties, our largest agency provider represents 23.7% of our outstanding repurchase agreement balance and of our largest AAA counterparty represents 54.8 % of such balance. While we believe we have adequate capacity within our available repurchase agreement counterparties, there is a risk that certain counterparties may increase margin requirements or seek to reduce their repurchase agreement exposure and as a result, we may need to sell securities if we are no longer able to secure adequate funding for a portion of our mortgage portfolio.

          Recent developments in the market for many types of mortgage products (including mortgage-backed securities) have resulted in reduced liquidity for these assets. Although this reduction in liquidity has been most acute with regard to nonprime assets, there has been an overall reduction in liquidity across the credit spectrum of mortgage products. We liquidated a portion of our RMBS securities in response to these developments, reducing the carrying value of this portfolio from $7.8 billion at June 30, 2007 to $7.4 billion at September 30, 2007.

          Our short-term (one year or less) liquidity needs are met primarily with proceeds from overnight investments and by maintaining a portfolio of unencumbered RMBS. Unencumbered RMBS and unrestricted cash and cash equivalents totaled $49.2 million and $125.9 million, respectively as of September 30, 2007. As of September 30, 2007 the RMBS available to be pledged was $7.2 billion. This was composed of owned RMBS of $7.4 billion, RMBS received in as collateral of $1.5 million and pending RMBS sales of $93.5 million less pending RMBS purchases of $273.4 million. The amount of RMBS pledged as of September 30, 2007 was $7.2 billion which was composed of $7.0 billion representing the fair value of RMBS securities sold (excluding accrued interest), $98.8 million of additional RMBS to cover repurchase agreeement haircuts and $80.7 pledged in conjunction with derivative collateral calls. RMBS monthly paydowns, net interest from invested assets and dividends from subsidiaries are also significant sources of cash used in the liquidity management process. As of October 31, 2007 unencumbered RMBS and unrestricted cash and cash equivalents were $94.9 million and $33.6 million, respectively. We have established 18 repurchase agreement borrowing relationships with various financial institutions and other lenders. We currently have balances outstanding with 15 of those counterparties. The majority of our remaining sources of borrowings are term financing and trust preferred securities, which are not subject to margin calls.

          While we believe current financing sources and cash flows from operations are adequate to meet the our ongoing liquidity needs for the short-term, our investment strategy has been refocused to that of preserving liquidity until the current market conditions subside.

          Warehouse Funding Facility. Financing under the Facility is secured by assets ranging from large syndicated bank loans to subordinated notes and preferred stock. Advance rates under the Facility vary by asset type and are subject to certain compliance criteria. The Facility is available to two bankruptcy remote special purpose vehicles (DWFC, LLC and Deerfield Triarc TRS (Bahamas) Ltd.) and the debt holder has recourse only to the collateral of these entities, which total $138.0 million as of September 30, 2007. On July 17, 2007, we closed DFR MM CLO. As a result of this securitization, $213.2 million of debt was paid down on the Facility. As of September 30, 2007 we had $76.9 million of debt outstanding related to the Facility. We expect to pursue term funding of these assets via securitization in a future CDO. Unamortized debt issuance costs associated with the Facility totaled $0.6 million as of September 30, 2007, and are classified as part of prepaid and other assets on the condensed consolidated balance sheet. The annual interest rate for the Facility is based on short-term commercial paper rates as defined in the warehouse funding agreement, plus 0.75% for large syndicated loans or plus 0.90% for all other loans. The weighted average interest rate as of September 30, 2007 was 6.54%.

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

          The remaining sources of liquidity include, term financing and trust preferred securities, totaling $918.2 million as of September 30, 2007, which provide long-term sources of capital.

          The following table presents certain information regarding the amount at risk related to our repurchase agreements:

	Amount at Risk (1)	Weighted-Average Maturity of Repurchase Agreements

Repurchase Agreement Counterparties:	(In thousands)	(In days)

Bear, Stearns & Co. Inc.	$9,036	2
BNP Paribas Securities Corp.	24,936	20
Barclays Capital Inc.	26,925	12
Citigroup Global Markets, Inc.	4,976	1
Credit Suisse Securities (USA) LLC	52,231	28
Countrywide Securities Corporation	10,286	18
Fortis Securities LLC	(252)	8
Greenwich Capital Markets, Inc.	1,241	4
HSBC Securities (USA) Inc.	9,989	1
ING Financial Markets LLC	62,587	21
J.P. Morgan Securities Inc.	11,130	24
Lehman Brothers Inc.	463	17
Morgan Stanley & Co. Incorporated	5,247	9
Nomura Securities International, Inc.	46,120	18
UBS Securities LLC	36,187	19

Total	$301,102	18

(1)

Equal to the fair value of securities pledged (including additional repurchase agreement collateral pledged of $95.0 million, which including $0.4 million of accrued interest receivable), and related accrued interest receivable, minus repurchase agreement liabilities, and related accrued interest payable.

          The three largest providers of repurchase agreement financing represented 22.9%, 17.5% and 12.6% of the $6.8 billion total amount of repurchase agreement liabilities. Except as noted below, the repurchase agreements for these facilities do not include substantive provisions other than those contained in the standard master repurchase agreement as published by the Bond Market Association. We have agreements for two repurchase facilities which together include provisions that establish termination events if (i) we incur a net asset value decline of 15% on a monthly basis, 25% on a quarterly basis and 35% on an annual basis, except that net asset value reductions resulting from distributions are excluded in measuring such declines, (ii) we fail to maintain a minimum net asset value of $355 million, (iii) the Manager ceases to be our manager, (iv) we fail to qualify as a REIT, (v) we fail to be publicly traded on the New York Stock Exchange, (vi) we cease to own 100% of the equity of Deerfield Triarc Capital LLC or (vii) we fail to deliver certain documents, including monthly net asset value, prospectus, performance or other reports delivered to our stockholders and an annual representation of our president or chief financial officer. An event of default or termination event under the standard master repurchase agreement or additional provisions explained above would give our counterparty the option to terminate all repurchase transactions existing with us and make any amount due by us to the counterparty to be payable immediately.

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

Recent Developments

          On April 20, 2007, we announced that we had entered into a definitive agreement to acquire Deerfield & Company LLC (“Deerfield”), the parent of the Manager, from Triarc Companies, Inc. (“Triarc”), which owns a controlling interest in Deerfield, and Deerfield’s other members. On August 16, 2007, we announced that we had not yet been able to complete on acceptable terms the financing necessary for us to consummate the acquisition of Deerfield, due to, among other things, instability in the credit markets. Our obligation to complete the acquisition was subject to the receipt by us of financing for the cash portion of the purchase price and related transaction costs. Under the existing definitive agreement, each party had the right to terminate the agreement beginning October 19, 2007. The parties mutually terminated the agreement on October 19, 2007. On October 22, 2007, the Company announced that it was continuing to explore with Triarc the revised terms and conditions of the Deerfield acquisition and that there was no assurance that we will reach agreement with Triarc on revised terms and conditions for the acquisition of Deerfield and that even if reached, such terms and conditions would likely differ materially from those set forth in the terminated agreement. Our Special Committee of its Board of Directors has not considered or approved any revised terms or conditions.

          DIVIDEND

          On October 23, 2007, we declared a cash dividend of $0.42 per share on our common stock for the third quarter of 2007. The record date for the cash dividend was November 6, 2007, and the payment date will be November 27, 2007.

          CURRENT ENVIRONMENT

          Recent developments in the market for many types of mortgage products (including mortgage-backed securities) have resulted in reduced liquidity for these assets. Although this reduction in liquidity has been most acute with regard to nonprime assets, there has been an overall reduction in liquidity across the credit spectrum of mortgage products.

          Our short-term (one year or less) liquidity needs are met primarily with proceeds from unrestricted cash and cash equivalents and repurchase agreement borrowings. Unencumbered RMBS and unrestricted cash and cash equivalents as of September 30, 2007 totaled $49.2 and $125.9 million, respectively. RMBS monthly paydowns, net interest from invested assets and dividends from subsidiaries are also significant sources of cash used in the liquidity management process. As of October 31, 2007 unrestricted cash and cash equivalents and unencumbered RMBS were $94.9 million and $33.6 million, respectively. We have established 18 repurchase agreement borrowing relationships with various financial institutions and other lenders. We currently have balances outstanding with 15 of those counterparties. The majority of our remaining sources of borrowings are term financing and trust preferred securities, which are not subject to margin calls.

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

Estimated REIT Taxable Income

          Estimated REIT taxable income, which is a non-GAAP financial measure, is calculated according to the requirements of the Internal Revenue Code, rather than GAAP. The following table reconciles GAAP net income to estimated REIT taxable income:

Nine months ended September 30, 2007

(In thousands)

GAAP net income	$13,786

Adjustments to GAAP net income:
Difference in rate of amortization and accretion	1,991
Interest income on non-accrual loans	881
Amortization of terminated swaps	221
Amortization of financing element in Pinetree swap	(116)
Unrealized (gain)/loss - hedging	85
Provision for loan losses (1)	1,800
Stock and options grant	(279)
Organization costs	(6)
Non-allowable deduction for meals and entertainment	102
Tax capital losses in excess of capital gains (tax loss carryforward)	17,444
Security basis difference recognized upon sale	(6,811)
Gain on intercompany sale eliminated for GAAP	1,293
Unrealized impairment of available-for-sale securities	16,567
Other unrealized (gain) loss	22,131
Exclusion of Deerfield Triarc TRS Holdings, LLC net income	190

Net adjustments to GAAP net income	55,493

Estimated REIT taxable income	$69,279

(1)	We recognized the $5.1 million provision for loan losses for both GAAP and Estimated REIT taxable income related to our loan to a company that filed bankruptcy in July 2007.

          The “Difference in rate of amortization and accretion” line above includes, among other items, a different accretion rate of original issue discount, or OID on interest-only, or IO, securities. The tax accretion calculations of OID on IO securities are dependent on factors provided by administrators of the underlying mortgage pools that are currently not updated through September 30, 2007 and the numbers reflected above include estimates as of September 30, 2007. These factors are influenced by actual versus planned prepayment activity and net interest spread on the underlying mortgage pools, and as a result, recognition of tax OID accretion income is subject to change. We therefore believe that the OID contribution to our estimated taxable income as of September 30, 2007 is not necessarily indicative of what our final taxable income will be for the year. OID accretes to the tax basis of the IO securities, thus upon sale of such a security, the tax cost basis will typically be higher than the book basis resulting in a smaller tax gain.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          As of September 30, 2007, the primary component of our market risk was interest rate risk, as described below. We believe that a significant portion of risk can be quantified from historical experience. While we do not seek to avoid risk completely, we actively manage interest rate risk, and regularly assess whether earnings in the portfolio include appropriate compensation for the inherent market risks to which it is exposed. In light of these risks, we regularly consider our capital levels and believe that our capital is sufficient.

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

          In order to mitigate our interest rate exposure, we have entered into 170 designated interest rate swap hedging transactions as of September 30, 2007. The following table summarizes the expiration dates of these contracts and their notional amounts:

Year of Expiration	Notional Amount

(In thousands)
2008	$1,410,100
2009	922,000
2010	1,371,200
2011	659,000
2012 - 2017	894,000

Total	$5,256,300

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

          The following sensitivity analysis table shows the impact on the estimated fair value of our RMBS interest rate-sensitive investments (including available-for-sale investments of $6.6 billion and trading investments of $816.3 million) and interest rate swaps and floors as of September 30, 2007, assuming rates instantaneously fall 100 basis points and rise 100 basis points:

	Interest Rates Fall 100 Basis Points	Unchanged	Interest Rates Rise 100 Basis Points

	(In thousands)

RMBS
Fair value (1)	$7,530,210	$7,390,574	$7,170,190
Change in fair value	$139,636		$(220,384)
Change as a percent of fair value	1.89%		(2.98)%
Designated and Undesignated Interest Rate Swaps, Floors and Caps
Fair value	$(231,317)	$(56,137)	$110,826
Change in fair value	$(175,180)		$166,963
Net Portfolio Impact	$(35,544)		$(53,421)

(1)	Includes RMBS classified as available-for-sale and trading.

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

          As of September 30, 2007, substantially all investments in our alternative investments portfolio (non-RMBS) are instruments with variable interest rates that are indexed to LIBOR. Because the variable rates on these instruments are short term in nature, we are not exposed to material changes in fair value as a result of changes in interest rates.

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

PART II. OTHER INFORMATION

Item 1A. Risk Factors

          In addition to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (see Part I, Item 1A), set forth in this section are additional risk factors we believe applicable to our business (a) as a result of the current dislocations in the sub-prime mortgage sector and (b) if we acquired Deerfield & Company LLC (“Deerfield”).

Risks Related to Current Market Dislocations

         The current dislocations in the sub-prime mortgage sector, and the current weakness in the broader mortgage market, could adversely affect one or more of our lenders, which could result in increases in our borrowing costs and, reductions in our liquidity and reductions in the value of the investments in our portfolio.

          Our direct exposure to sub-prime mortgages is limited to our remaining $8.1 million exposure in Pinetree, which represents our total equity investment in the CDO of $12.0 million less the $3.9 million of other-than-temporary impairment charges recorded during the three months ended September 30, 2007. However, the continuing dislocations in the sub-prime mortgage sector and the current weakness in the broader mortgage market could adversely affect one or more of the counterparties providing repurchase agreement funding for our AAA/agency mortgage-backed securities portfolio and could cause those counterparties to be unwilling or unable to provide us with additional financing. This could potentially increase our financing costs and reduce our liquidity. This risk is exacerbated by the fact that a substantial portion of our repurchase agreement financing is provided by a relatively small number of counterparties. If one or more major market participants fails or withdraws from the market, it could negatively impact the marketability of all fixed income securities, including government mortgage securities, and this could reduce the value of the securities in our portfolio, thus reducing our net book value. Furthermore, if one or more of our counterparties are unwilling or unable to provide us with ongoing financing, we could be forced to sell our investments at a time when prices are depressed. If this were to occur, it could prevent us from compliance with the REIT asset and income tests necessary to fulfill our REIT qualification requirements and otherwise materially harm our results of operations and financial outlook.

          Recent developments in the market for many types of mortgage products (including mortgage-backed securities) have resulted in reduced liquidity for these assets. Although this reduction in liquidity has been most acute with regard to nonprime assets, there has been an overall reduction in liquidity across the credit spectrum of mortgage products.

          In addition, the liquidity of our portfolio may also be adversely affected by margin calls under our repurchase agreements. Our repurchase agreements allow the counterparty to varying degrees, to revalue the collateral to values that the lender considers to reflect current market conditions. If a counterparty determines that the value of the collateral has decreased, it may initiate a margin call requiring us to post additional collateral to cover the decrease. When we are subject to such a margin call, we must provide the counterparty with additional collateral or repay a portion of the outstanding borrowing, on minimal notice. A significant increase in margin calls as a result of spread widening could harm our liquidity, results of operations, financial condition, and business prospects. Additionally, in order to obtain cash to satisfy a margin call, we may be required to liquidate assets at a disadvantageous time, which could cause us to incur further losses and adversely affect our results of operations, financial condition, and may impair our ability to maintain our current level of dividends.

Risks Relating to the Potential Acquisition

          On October 19, 2007, after we were unable to obtain financing on acceptable terms to consummate the acquisition of Deerfield, the parties mutually agreed to terminate the Agreement and Plan of Merger dated April 19, 2007 (“Merger Agreement”).  We are continuing to explore with Triarc Companies, Inc. revised terms and conditions to effect an acquisition of Deerfield; however, those terms and conditions would likely be materially different from the terms and conditions set forth in the terminated Merger Agreement.  We may be unable to negotiate and enter into new definitive agreement to acquire Deerfield on acceptable terms, and even if we are able to negotiate and enter into a new definitive agreement, that transaction would be subject to numerous closing conditions.  If we do negotiate a new definitive agreement on acceptable terms and an acquisition of Deerfield does occur, we would be subject to the same or very similar risks as those described under the heading Risk Factors set forth in Item 1.A. of Part II of our Quarterly Report on Form 10-Q for the period ended June 30, 2007, each of which risks are incorporated herein by reference

          We have incurred and expect to continue to incur substantial costs in connection with the potential acquisition. These costs are primarily associated with the fees of financial advisors, attorneys, accountants and consultants. In addition, we have diverted significant management resources in an effort to complete the potential acquisition. If the potential acquisition is not completed, we will receive little or no benefit from these costs. In addition, if the potential acquisition is not completed, we may experience negative reactions from the financial markets and others. Each of these factors may adversely affect the trading price of our common stock and our financial results and operations.

ITEM 4. Submission of Matters to a Vote of Security Holders

          The Annual Meeting of Stockholders of Deerfield Triarc Capital Corp was held on August 9, 2007. The matters voted upon at the meeting were disclosed in the S-3 filing dated August 8th, 2007 and the votes cast with respect to such matters are as follows:

Election of Directors

Nominee	Votes For	Votes Against

Robert Machinist	48,419,026	470,081
Jonathan Trutter	48,402,300	486,807

Ratification of Deloitte & Touche LLP as certified independent accountants for the fiscal year ended December 31, 2007

Votes For	Votes Against	Abstentions	Broker Non-Votes

48,514,231	235,142	139,734	—

Issuance of 9,635,192 shares of common stock to the members of Deerfield & Company LLC as considations for the merger of DFR Merger Company, LLC, our wholly owned subsidiary, with and into Deerfield & Company LLC pursuant to the Merger Agreement, which will enable us to complete the Merger.

Votes For	Votes Against	Abstentions	Broker Non-Votes

32,821,575	963,564	159,732	14,944,236

Amendment and restatement of the Deerfield Triarc Capital Corp. Stock Incentive Plan to increase the shares of common stock reserved for issuance under the plan from 2,692,313 to 6,136,725.

Votes For	Votes Against	Abstentions	Broker Non-Votes

32,302,025	1,415,643	227,203	14,944,236

ITEM 6. EXHIBITS

(b) Documents filed as part of this Report:

10.1	Summary of Compensation to Members of the Special Committee of the Board of Directors

31.1—	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2—	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1—	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEERFIELD TRIARC CAPITAL CORP.
(Registrant)

Date: November 7, 2007	By: /s/ JONATHAN W. TRUTTER

Jonathan W. Trutter, Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2007	By: /s/ RICHARD G. SMITH

Richard G. Smith, Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)