Form 10-K
period 2007-12-31
Deerfield Capital Corp.
filed 2008-02-29
CIK 1313918

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 1-32551
DEERFIELD CAPITAL CORP.
(Exact name of registrant as specified in its charter)

Maryland (State of incorporation)	20-2008622 (I.R.S. Employer Identification No.)

6250 North River Road, 9th Floor, Rosemont, Illinois 60018
(773) 380-1600
(Address, including zip code, and telephone number,
including area code, of registrant’s principal executive offices)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each class:	Exchange on Which Registered:

Common Stock	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the outstanding common equity held by non-affiliates of the registrant was $732,691,233 based on the number of shares held by non-affiliates of the registrant as of June 30, 2007, and based on the reported last sale price of the common stock on June 30, 2007, which is the last business day of the registrant’s most recently completed second fiscal quarter.

There were 51,660,961 shares of the registrant’s Common Stock outstanding as of February 26, 2008.

DOCUMENTS INCORPORATED BY REFERENCE:

Select materials from the Proxy Statement for the 2008 Annual Meeting of Stockholders have been incorporated by reference into Part III of this Form 10-K.

DEERFIELD CAPITAL CORP.

2007 ANNUAL REPORT ON FORM 10-K

CERTAIN DEFINITIONS

Unless otherwise noted or the context otherwise requires, we refer to Deerfield Capital Corp. as “DFR,” “we,” “us,” “our,” or “our company,” to Deerfield & Company LLC, one of our indirect wholly-owned subsidiaries, as “Deerfield,” and to Deerfield Capital Management LLC, our former external manager and another of our indirect wholly-owned subsidiaries, as “DCM.” We refer to our acquisition of Deerfield pursuant to a merger agreement dated as of December 17, 2007 among us, DFR Merger Company, LLC (our wholly-owned subsidiary that was merged into Deerfield), Deerfield and Triarc Companies, Inc., or Triarc (as sellers’ representative), by which DFR Merger Company, LLC was merged with and into Deerfield on December 21, 2007, as the “Merger.”

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K, or Annual Report, and the information incorporated by reference into this Annual Report are forward-looking as permitted by the Private Securities Litigation Reform Act of 1995. These include statements as to such things as future capital expenditures, growth, business strategy, market conditions and the benefits of the Merger, including future financial and operating results, cost savings, enhanced revenues, segment growth and the accretion/dilution to reported earnings that may be realized from the Merger as well as other statements of expectations regarding the effect of the changes in our business strategy, the Merger and any other statements regarding future results or expectations. Forward-looking statements can be identified by forward looking language, including words such as “believes,” “anticipates,” “expects,” “estimates,” “intends,” “may,” “plans,” “projects,” “will” and similar expressions, or the negative of these words. Such forward-looking statements are based on facts and conditions as they exist at the time such statements are made. Forward-looking statements are also based on predictions as to future facts and conditions the accurate prediction of which may be difficult and involve the assessment of events beyond DFR’s control. The forward-looking statements are further based on various operating assumptions. Caution must be exercised in relying on forward-looking statements. Due to known and unknown risks, actual results may differ materially from expectations or projections. DFR does not undertake any obligation to update any forward-looking statement, whether written or oral, relating to matters discussed in this report, except as may be required by applicable securities laws.

The following factors, among others, could cause actual results to differ materially from those described in the forward-looking statements:

Relating to our business generally:

•	effects of the current dislocation in the subprime mortgage sector and the weakness in the mortgage market and credit markets generally;

•	rapid changes in market value of residential mortgage-backed securities, or RMBS, and other assets, making it difficult for us to maintain our real estate investment trust, or REIT, qualification or Investment Company Act of 1940, as amended, or 1940 Act, exemption;

•	failure to comply with covenants contained in the agreements governing our indebtedness;

•	limitations and restrictions contained in instruments and agreements governing indebtedness and preferred stock, including our Series A Cumulative Convertible Preferred Stock, or the Series A Preferred Stock;

•	ability to maintain adequate liquidity, including ability to raise additional capital and secure additional financing;

•	changes in the general economy or debt markets in which we invest;

•	increases in borrowing costs relative to interest received on assets;

•	the costs and effects of the current Securities and Exchange Commission, or SEC, investigation into certain mortgage securities trading procedures in connection with which the SEC has requested information from DFR and DCM regarding certain mortgage securities trades of theirs;

•	changes in investment strategy;

•	ability to continue to issue collateralized debt obligation, or CDO, vehicles, which can provide us with attractive financing for debt securities investments;

•	effects of CDO financings on cash flows;

•	loss of key personnel, most of whom are not bound by employment agreements;

•	adverse changes in accounting principles, tax law, or legal/regulatory requirements;

•	changes in REIT qualification requirements, making it difficult for us to conduct our investment strategy, and failure to maintain our qualification as a REIT;

•	failure to comply with applicable laws and regulations;

•	liability resulting from actual or potential future litigation;

•	the costs, uncertainties and other effects of legal and administrative proceedings;

•	the impact of competition; and

•	actions of domestic and foreign governments and the effect of war or terrorist activity.

Relating to the DFR investment portfolio:

•	the impact of DFR’s changes in its strategy surrounding the composition of its investment portfolio;

•	widening of mortgage spreads relative to swaps or treasuries leading to a decrease in the value of DFR’s mortgage portfolio resulting in higher counterparty margin calls and decreased liquidity;

•	effects of leverage and indebtedness on portfolio performance;

•	effects of defaults or terminations under repurchase transactions and long-term debt obligations;

•	higher or lower than expected prepayment rates on the mortgages underlying DFR’s RMBS holdings;

•	illiquid nature of certain of the assets in the investment portfolio;

•	increased rates of default on DFR’s investment portfolio (which risk rises as the portfolio seasons), and decreased recovery rates on defaulted loans;

•	DFR’s inability to obtain favorable interest rates, margin or other terms on the financing that is needed to leverage DFR’s RMBS and other positions;

•	flattening or inversion of the yield curve (short term interest rates increasing at a greater rate than longer term rates), reducing DFR’s net interest income on its financed mortgage securities positions;

•	DFR’s inability to adequately hedge its holdings sensitive to changes in interest rates;

•	narrowing of credit spreads, thus decreasing DFR’s net interest income on future credit investments (such as bank loans);

•	concentration of investment portfolio in adjustable-rate RMBS;

•	effects of investing in equity and mezzanine securities of CDOs; and

•	effects of investing in the debt of middle market companies.

Relating to the business of Deerfield and DCM:

•	significant reductions in DCM’s client assets under management, or AUM (which would reduce DCM’s advisory fee revenue), due to such factors as weak investment performance, substantial illiquidity or price volatility in the fixed income instruments DCM trades, loss of key portfolio management or other personnel (or lack of availability of additional key personnel if needed for expansion), reduced investor demand for the types of investment products DCM offers or loss of investor confidence due to weak investment performance, volatility of returns and adverse publicity;

•	significant reductions in DCM’s client AUM resulting from redemption of investment fund investments by investors therein or withdrawal of money from separately managed accounts;

•	significant reductions in DCM’s fee revenues and/or AUM resulting from the failure to satisfy certain structural protections and/or the triggering of events of default contained in the indentures governing the CDOs;

•	non-renewal or early termination of investment management agreements or removal of DCM as investment manager pursuant to the terms of such investment management agreements;

•	pricing pressure on the advisory fees that DCM can charge for its investment advisory services;

•	difficulty in increasing AUM, or efficiently managing existing assets, due to market-related constraints on trading capacity, inability to hire the necessary additional personnel or lack of potentially profitable trading opportunities;

•	the reduction in DCM’s CDO management fees or AUM resulting from payment defaults by issuers of the underlying collateral, downgrades of the underling collateral or depressed market values of the underlying collateral, all of which may contribute to the triggering of certain structural protections built into CDOs;

•	changes in CDO asset and liability spreads making it difficult or impossible for DCM to launch new CDOs;

•	DCM’s dependence on third party distribution channels to market its CDOs;

•	liability relating to DCM’s failure to comply with investment guidelines set by its clients or the provisions of the management and other agreements to which it is a party; and

•	changes in laws, regulations or government policies affecting DCM’s business, including investment management regulations and accounting standards.

Relating to the Merger:

•	DFR’s ability to integrate the businesses of DFR and DCM successfully and the amount of time and expense to be spent and incurred in connection with the integration;

•	the ability to realize the economic benefits that DFR anticipates as a result of the Merger;

•	failure to uncover all risks and liabilities associated with acquiring DCM;

•	federal income tax liability as a result of owning Deerfield and DCM through taxable REIT subsidiaries, or TRSs, and the effect of DFR’s acquisition of Deerfield on DFR’s ability to continue to qualify as a REIT;

•	the impact of owning Deerfield on DFR’s ability to rely on an exemption from registration under the 1940 Act;

•	the limitations or restrictions imposed on DCM’s investment management services as a result of DFR’s ownership of DCM;

•	the impact of approximately $74 million of two series of senior secured notes issued as partial consideration for the Merger and DFR’s guarantee of those notes, including the impact of DFR’s guarantee of those notes on DFR’s liquidity, ability to raise additional capital and financial condition;

•	the impact of 14,999,992 shares of Series A Preferred Stock issued in connection with the Merger, including the restrictive covenants set forth therein, and its conversion into common stock if approved by DFR’s stockholders, which may include dilution of the ownership of DFR’s common stock, reducing its market price; and

•	the impact of the failure to convert the Series A Preferred Stock, which includes our continued obligation to make preferential dividends of at least approximately $7.5 million per year; a minimum redemption payment obligation of approximately $150.0 million upon the earlier of a change in control or December 20, 2014; and an inability to issue capital stock on parity with, or senior to, the Series A Preferred Stock without consent of 80% of the outstanding shares of Series A Preferred Stock.

All future written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referenced above or otherwise included in this Annual Report. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect us. We assume no obligation to update any forward-looking statements after the date of filing of this Annual Report as a result of new information, future events or developments, except as required by federal securities laws. In addition, it is our policy generally not to make any specific projections as to future earnings, and we do not endorse any projections regarding future performance that may be made by third parties. You should carefully consider the factors referenced in this Annual Report, including those set forth under the sections captioned “Part I — Item 1A. Risk Factors” and “Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” as such factors that, among others, could cause actual results to vary from our forward-looking statements.

PART I.

ITEM 1.	BUSINESS

Overview

DFR is a real estate investment trust, or REIT, with an approximate $7.0 billion investment portfolio as of January 1, 2008. Our portfolio is comprised primarily of fixed income investments, including residential mortgage-backed securities, or RMBS, and corporate debt. In addition, through our subsidiary DCM, we managed approximately $14.5 billion of client assets (approximately $600 million of which is also included in our investment portfolio), including government securities, corporate debt, RMBS and asset-backed securities, or ABS, as of January 1, 2008. We have elected to be taxed as a REIT for federal income tax purposes and intend to continue to operate so as to qualify as a REIT. Our objective is to provide attractive risk-adjusted returns to our investors through a combination of dividends and capital appreciation.

From our inception in December 2004 through December 21, 2007, we were externally managed by DCM. As an externally-managed company, we had no employees of our own and relied on DCM to conduct our business and operations. All of our investment management services were provided by DCM under the supervision of our board of directors, or our Board.

On December 21, 2007, we completed the Merger, at which time each of Deerfield, DCM and Deerfield Capital Management (Europe) Limited, or DCM Europe, became our indirect, wholly-owned subsidiaries, and we became internally managed. DCM is a Chicago-based, SEC-registered investment adviser dedicated to serving the needs of investors by providing a variety of investment opportunities including investment funds, structured vehicles and separately managed accounts. The Deerfield organization commenced investment management operations in 1993. As of December 31, 2007, DCM had approximately 130 employees, including investment professionals specializing in government securities, corporate debt, RMBS and ABS.

Following the Merger, we have organized our business into two segments, namely our Principal Investing segment, which includes our historical investing operations, and our Investment Management segment, which is comprised of the investment management operations we acquired in the Merger, each as discussed in more detail below.

Our Strategy

DFR has historically employed a diversified investment strategy of balancing a high quality Agency (as defined below) and AAA-rated non-Agency RMBS portfolio with investments in alternative fixed income assets that were designed to enhance yields through selective non-RMBS credit exposure. However, during 2007 and continuing into 2008, we have seen a significant decrease in the value and liquidity of RMBS at all levels of the risk spectrum with particularly high decreases for non-Agency RMBS. The availability of financing to support our RMBS portfolio strategy has dramatically declined. Beginning in August 2007, we began to reduce our exposure to investments across our entire portfolio in an effort to preserve our liquidity. As a result of the continuing dislocations in the credit markets and the sharp reduction in liquidity during early 2008, we accelerated this reduction and sold the vast majority of our remaining AAA-rated non-Agency RMBS while also significantly reducing our Agency RMBS holdings and interest rate swap portfolio. We realized significant losses as a result. See “Part I — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments” for a more extensive discussion of activity in our investment portfolio since December 31, 2007.

In response to the significant change in the availability and cost of financing, we have refocused the strategy for our Principal Investing segment to concentrate on a portfolio of Agency RMBS and corporate debt investments. We believe this strategy should reduce our exposure to funding risks and aid us in stabilizing our liquidity while reducing volatility in the value of our investments as compared to holding AAA-rated non-Agency RMBS. We also expect to reduce our portfolio’s exposure to corporate debt. Going forward, we intend to focus our growth strategies on our newly-acquired investment management business. We expect to optimize the Investment Management segment and launch new products that will diversify our revenue streams while focusing on our core competencies of credit analysis, relative value trading and sourcing of investment opportunities. We believe that the growth of fee based income through the management of alternative investments products will provide the most attractive risk-adjusted return on capital.

Agency-issued RMBS are collateralized by residential real property guaranteed as to principal and interest by federally chartered entities such as the Federal National Mortgage Association, or Fannie Mae, or the Federal Home Loan Mortgage Corporation, or Freddie Mac, and, in the case of the Government National Mortgage Association, or Ginnie Mae, the U.S. government. We refer to these entities as “Agencies” and to RMBS guaranteed or issued by the Agencies as “Agency RMBS.” Our Agency RMBS portfolio currently consists of Fannie Mae and Freddie Mac securities.

Our Business

Our business is managed in two operating segments: Principal Investing and Investment Management. Our Principal Investing segment is comprised primarily of Agency RMBS and Corporate Loans (as defined below). Our Investment Management segment involves managing a variety of investment products including private investment funds, structured vehicles and separately managed accounts for third party investors.

Principal Investing Segment

Our income from our Principal Investing segment is generated primarily from the net spread, or difference, between the interest income we earn on our investment portfolio and the cost of our borrowings net of hedging activities, as well as the recognized gains and losses on our investment portfolio. Our net interest income will vary based upon, among other things, the difference between the interest rates earned on our interest-earning investments and the borrowing costs of the liabilities used to finance those investments. We use a substantial amount of leverage to seek to enhance our returns, which can also magnify losses. The cost of borrowings to finance our investments comprises a significant portion of our operating expenses.

DFR’s Investment Portfolio

Residential Mortgage-Backed Securities

We invest in pass-through RMBS, which are securities representing interests in mortgage loans secured by residential real property. Payments of both principal and interest on RMBS, or only principal or interest in the case of principal-only or interest-only securities, are generally made monthly, net of any fees paid to the issuer, servicer or guarantor of the securities. We expect that a significant amount of the RMBS we hold will consist of three- and five-year Agency hybrid adjustable-rate RMBS. The Agency hybrid adjustable-rate RMBS represent the entire ownership interest in pools of residential mortgage loans made by lenders such as savings and loan institutions, mortgage bankers and commercial banks.

The investment characteristics of pass-through RMBS differ from those of traditional fixed-income securities. The major differences include the monthly payment of interest and principal, as described above, and the possibility that unscheduled principal payments may be received at any time due to prepayments on the underlying mortgage loans. These differences can result in significantly greater price and yield volatility than is the case with traditional fixed-income securities.

Corporate Loans

We invest in senior secured loans (first lien and second lien term loans), senior subordinated debt facilities and other junior securities, which we refer to as Corporate Loans, typically in middle market companies across a range of industries. From time to time we also participate in revolving credit facilities and bridge loan commitments, under which the lender is obligated to advance funds to the borrower upon request, pursuant to the terms of the credit facility. We invest in middle market and more broadly syndicated Corporate Loans both directly and also through our investments in the equity of DFR Middle Market CLO Ltd., or DFR MM CLO, and Market Square CLO Ltd., or Market Square CLO.

We seek to create a diversified portfolio of Corporate Loans that we expect to hold until maturity or repayment, which can typically range from five to seven years. We currently expect that a significant percentage of our Corporate Loans will be made to below investment grade (or unrated) issuers, as we believe that these loans can provide attractive risk-adjusted returns. These loans typically have an interest-only payment schedule, with the principal amount remaining outstanding and at risk until the maturity of the loan. Our Corporate Loans typically include restrictive financial and operating covenants, change of control provisions, call protection, and may include board participation or observation rights.

Other Investments

In addition to Agency RMBS and Corporate Loans, we may invest in other asset classes and securities, including commercial real estate, credit default swaps, high yield bonds and equity securities, either as outright investments, for hedging purposes, or in connection with other strategies. We may hold some of these investments through a TRS, in which case the income from such investments will be subject to corporate income tax.

Our Financing Strategy

Leverage Strategy

We use leverage to finance our portfolio and thereby seek to increase potential returns to our stockholders. However, our use of leverage is likely to increase losses when investment conditions are unfavorable. Our investment policies contain no minimum or maximum leverage requirements, and we may alter our leverage at any time at our discretion. Failure to comply with the existing terms of our indebtedness or other disruptions in our capital structure could materially adversely affect our ability to implement our leverage strategy.

Repurchase Agreements

We finance certain of our RMBS through repurchase agreements, which allow us to borrow using the RMBS we own as collateral. We sell our RMBS to a counterparty and agree to repurchase the same RMBS from the counterparty at a price equal to the original sales price plus an interest factor. These agreements are accounted for as debt secured by the underlying assets. During the term of a repurchase agreement, we receive the principal and interest on the related RMBS and pay an agreed upon rate of interest to the counterparty.

Our repurchase agreement counterparties are commercial and investment banks with whom we have agreements that cover the terms of our transactions. All of our repurchase agreement counterparties are approved by our Risk Management Committee and are monitored for changes in their financial condition.

Repurchase agreements are one of the primary vehicles we use to leverage our RMBS. We intend to continue to maintain relationships with multiple counterparties for the purpose of obtaining financing on favorable terms.

Trust Preferred Securities

On September 29, 2005, August 2, 2006 and October 27, 2006, Deerfield Capital LLC, or DC LLC, our wholly-owned subsidiary, completed the issuance and private sale of $50.0 million, $25.0 million and $45.0 million, respectively, in aggregate principal amount of trust preferred securities, or the trust preferred securities. The trust preferred securities were issued by, respectively, Deerfield Capital Trust I, or Trust I, Deerfield Capital Trust II, or Trust II, and Deerfield Capital Trust III, or Trust III, and collectively the Trusts. DC LLC owns all the common securities of the Trusts, for which it paid $1.6 million, $0.8 million and $1.4 million, respectively. The trust preferred securities issued by Trust I mature on October 30, 2035 but may be called at par any time after October 30, 2010 and are required to pay distributions quarterly at a floating interest rate equal to the London interbank offered rate, or LIBOR, plus 350 basis points per year. The trust preferred securities issued by Trusts II and III mature on October 30, 2036 but may be called at par any time after October 30, 2011 and are required to pay distributions quarterly at a floating interest rate equal to LIBOR plus 225 basis points per year.

We issued a parent guarantee for the payment of any amounts to be paid by DC LLC under the terms of the junior subordinated debt securities of each Trust. The obligations under each guarantee constitute unsecured obligations of DFR and rank junior to all other senior debt. The guarantees will terminate upon the full payment of the redemption price for the trust preferred securities or full payment of the junior subordinated debt securities upon liquidation of the respective Trusts.

On February 29, 2008, we entered into a letter agreement, or the Letter Agreement, with the representative of the holders of our trust preferred securities. The Letter Agreement provides a waiver of any prior noncompliance by DC LLC with the minimum net worth covenant, or the Net Worth Covenant, contained in the indenture governing the trust preferred securities issued by Trust I and waives any future noncompliance with the Net Worth Covenant though the earlier to occur of March 31, 2009 and the date we enter into supplemental indentures relating to the Trusts on agreed upon terms. We and the representative of the trust preferred securities agreed in the Letter Agreement that the Net Worth Covenant will be amended to include intangible assets and to reduce the threshold from $200 million to $175 million. Absent our receipt of the waiver in the Letter Agreement, we believe there was a substantial risk of non-compliance with the Net Worth Covenant at February 29, 2008. We also agreed in the Letter Agreement that we will not allow DCM to incur more than $85 million of debt, we will conduct all of our asset management activities through DCM, we will not amend the Series A Notes or Series B Notes, except in specified circumstances, we may permit payments in kind, in lieu of cash interest, on the Series A Notes and Series B Notes subject to the $85 million cap described above, and we will not allow a change of control of DCM or a sale, transfer, pledge or assignment of any material asset of DCM. We further agreed that the provisions described above will be applicable in most instances to the trust preferred securities issued by each of the Trusts.

Warehouse Facilities

In addition to repurchase agreements, we rely on credit facilities for capital needed to fund our other investments. These facilities, referred to as warehouse lines or warehouse facilities, are typically lines of credit from other financial institutions that we can draw on to fund our investments. Warehouse lines are typically collateralized borrowings whereby entities invest in securities and loans and in turn pledge those securities and loans to the warehouse lender as collateral.

The pool of assets in a warehouse facility typically must meet certain requirements, including term, average life, investment rating and sector diversity requirements. There are typically also requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs. Failure to comply with these requirements could result in either the need to post additional collateral or cancellation of the warehouse facility.

We have a $375 million revolving warehouse facility with Wachovia Capital Markets, LLC. The debt holder has recourse only to the assets held in the warehouse. See “Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Sources of Funds.”

Term Financing

We also finance certain of our assets using term financing strategies, including Market Square CLO and DFR MM CLO. We believe CDO financing structures are and will continue to be an appropriate financing vehicle for certain of our assets because they enable us to obtain long-term funding and minimize the risk of needing to refinance our liabilities prior to the maturities of our investments while giving us the flexibility to manage credit risk and, subject to certain limitations, to take advantage of profit opportunities. As is typical for CDOs, Market Square CLO and DFR MM CLO are bankruptcy remote subsidiaries, and the debt holders only have recourse to the assets of each respective entity.

Other Financing Strategies

We may utilize other strategies, including total return swaps and credit default swaps to finance our investments.

Our Hedging and Interest Rate Risk Management Strategy

We expect to use derivative financial instruments to hedge all or a portion of the interest rate risk associated with certain types of our financings. Under the federal income tax laws applicable to REITs, we generally can enter into certain transactions to hedge indebtedness that we incur, or plan to incur, to acquire or carry real estate assets, provided that our total gross income from such hedges and other non-qualifying sources cannot exceed 25% of our total gross income.

We engage in a variety of interest rate risk management techniques that seek to mitigate changes in interest rates or potentially other influences on the values of our assets. Because of the tax rules applicable to REITs, we may be required to implement certain of these techniques through a TRS that is fully subject to corporate income taxation. However, no assurances can be given that these interest rate management techniques can successfully be implemented.

Our primary technique for interest rate management involves the use of interest rate swap agreements. We enter into interest rate swap agreements to offset the potential adverse effects of rising interest rates on our short-term repurchase agreements. Recently, repurchase agreements typically have had maturities of one to 30 days while the weighted average life of our RMBS has generally been significantly longer. This difference, in addition to reset dates and reference indices, creates interest rate risk. The interest rate swap agreements have historically been structured such that we receive payments based on a variable interest rate and make payments based on a fixed interest rate. The variable interest rate on which payments are received is calculated based on various reset terms indexed to LIBOR. The repurchase agreements generally have maturities of one to 30 days and carry interest rates that correspond to LIBOR rates for those same periods. The interest rate swap agreements effectively fix our borrowing cost for the term of the repurchase agreements.

Investment Management Segment

DCM manages investment accounts for various types of clients, including CDOs, private investment funds (also referred to as “hedge” funds), a structured loan fund and separately managed accounts (separate, non-pooled accounts established by clients). Except for the separately managed accounts, these clients are collective investment vehicles that pool the capital contributions of multiple investors, which are typically U.S. and non-U.S. financial institutions, such as insurance companies, employee benefits plans and “funds of funds” (investment funds that in turn allocate their assets to a variety of other investment funds). The DCM teams that manage these accounts are supported by various other groups within DCM, such as risk management, systems, accounting, operations and legal. DCM enters into an investment management agreement with each client, pursuant to which the client grants DCM discretion to purchase and sell securities and other financial instruments without the client’s prior authorization.

The various investment strategies that DCM uses to manage client accounts are developed internally by DCM and include fundamental credit research (such as for the CDOs) and arbitrage trading techniques (such as for the investment funds). Arbitrage trading generally involves seeking to generate profits from changes in the price relationships between related financial instruments rather than from “directional” price movements in particular instruments. Arbitrage trading typically involves the use of substantial leverage, through borrowing of funds, to increase the size of the market position being taken and therefore the potential return on the investment.

Assets Under Management

As of January 1, 2008, DCM’s total AUM were approximately $14.5 billion held in 30 CDOs and a structured loan fund, two private investment funds and six separately managed accounts. The following table summarizes the AUM for each of our product categories as of January 1, 2008:

	Number of
	Investment	January 1,
	Vehicles	2008
		(In thousands)

CDOs(1)
Bank loans(2)	16	$5,844,241
Investment grade credit	2	668,527
Asset-backed securities	13	6,868,959

Total CDOs	31	13,381,727

Investment Funds(3)
Fixed income arbitrage	2	674,647

Separately Managed Accounts	6	435,577
Total AUM(4)		$14,491,951

(1)	CDO AUM numbers generally reflect the aggregate principal or notional balance of the collateral held by the CDOs and, in some cases, the cash balance held by the CDOs and are as of the date of the last trustee report received for each CDO prior to January 1, 2008. Our CDO/bank loans AUM total includes AUM related to our structured loan fund.

(2)	The AUM for our two Euro-denominated collateralized loan obligations, or CLOs, have been converted into U.S. dollars using the spot rate of exchange on January 1, 2008.

(3)	Investment Funds include new contributions of $59.8 million received on January 1, 2008. As investment management fees are calculated based on the beginning of the month AUM which are inclusive of contributions effective the first of every month, disclosure of AUM is provided based on January 1, 2008 rather than December 31, 2007.

(4)	Included in the total AUM are $294.6 million and $300.0 million related to Market Square CLO and DFR MM CLO, respectively, which amounts are also included in the total reported for the Principal Investing portfolio. DCM manages these vehicles but is not contractually entitled to receive any third party management fees from these CDOs for so long as the equity is held by DC LLC. All other amounts included in the Principal Investing portfolio, including the RMBS portfolio, are excluded from this total.

Collateralized Debt Obligations

The term collateralized debt obligation, or CDO, generally refers to a special purpose vehicle that owns a portfolio of investments and issues various tranches of debt and equity securities to fund the purchase of those investments. The debt tranches issued by the CDO are typically rated by one or more of the principal rating agencies based on portfolio quality, diversification and structural subordination. The equity securities issued by the CDO vehicle represent the first loss piece of the capital structure and are generally entitled to all residual amounts available for distribution after the CDO’s obligations to the debt holders and certain other parties have been satisfied. As of January 1, 2008, we managed 30 CDOs and a structured loan fund. Fifteen of the CDOs, commonly referred to as collateralized loan obligations, or CLOs, invest mainly in bank loans, thirteen mainly in ABS and two mainly in investment grade corporate bonds.

Investment Funds

Our two investment funds (also referred to as “hedge” funds) are managed pursuant to our proprietary fixed income trading strategies. The funds invest generally in government securities of developed countries and related instruments, such as interest rate swaps and options. One of the funds has a “flight to quality”

focus, generally increasing its investment in less risky investments during periods of higher volatility of debt security prices and economic uncertainty. The other fund focuses on relative value strategies, which seek to generate trading profits from changes in the price relationships between related fixed income securities. In general, we seek to identify price anomalies in bond and swap yield curves, such as those between a given bond curve and its corresponding interest rate swap curve.

Separately Managed Accounts

Our six separately managed accounts are managed pursuant to our proprietary Return Profile Management program, or RPM. RPM is a quantitative strategy for managing the duration profile of bond portfolios designed to add value in relation to a chosen benchmark by dynamically varying the portfolio’s mix of cash (a riskless asset) and U.S. Treasury securities (an asset with risk). The portfolio begins with a mix of cash and bonds, resulting in a duration equal to the benchmark. The RPM model then either lengthens (as rates move up) or shortens (as rates move down), the portfolio’s duration each day.

RPM does not involve forecasting of interest rates. Instead, decision-making is based on rate volatility and trends. RPM generally is implemented with U.S. Treasury securities to maximize liquidity and reduce transaction costs.

Investment Advisory Fees

Our primary source of revenue from our Investment Management segment is the investment advisory fees paid by the accounts we manage. These fees consist of management fees based on the account’s assets and performance fees based on the profits we generate for the account, or the case of CDOs, the returns to certain investors in the CDOs. Almost all of our investing for these accounts is in fixed income securities and related financial instruments. We have discretionary trading authority over all of the accounts we manage. Our fees differ from account to account, but in general:

•	Our fees from each CDO consist of a senior management fee (payable before the interest payable on the debt securities issued by the CDO) that ranges from 5 basis points to 25 basis points annually of the principal balance of the underlying collateral of the CDO, a subordinate management fee (payable after the CDO’s debt investors receive a specified return on their investment) that ranges from 5 basis points to 45 basis points annually of the principal balance of the underlying collateral of the CDO, and performance fees that are paid after certain investors’ returns exceed a hurdle internal rate of return, or IRR. The performance fees generally range from 10 to 20% of residual cash flows above the hurdle IRR and vary by transaction.

•	Our fees from the investment funds are typically a 1.5% annual management fee, payable monthly and based on the net asset value of the fund as of the beginning of each month, and a performance fee of 20% of “new high” trading profits for the specified measurement period, which are generally the net profits for the period that exceed any unrecovered net losses from previous periods. The measurement period is the calendar year for the larger of the two funds and monthly for the other fund.

Seasonality

While our Investment Management segment is not directly affected by seasonality, our investment advisory fees may be higher in the fourth quarter of our fiscal year as a result of our revenue recognition accounting policy for performance fees related to the accounts we manage. Performance fees on our largest investment fund, based on AUM, are based upon calendar year performance and are recognized when the amount becomes fixed and determinable upon the close of the performance fee measurement period.

Investment Process

Our strategies for both operating segments are based on consistent and well-defined investment processes across our range of products. Our portfolio management teams use various quantitative models as well as fundamental credit analysis and qualitative analyses in formulating trading decisions. The teams generally consider the specific characteristics of each asset class within the framework of broader macroeconomic and market conditions, as well as credit and liquidity trends, to determine appropriate portfolio positioning.

We look at investment risk across all of our products specifically as it relates to the product’s target returns or asset/liability management framework. We believe that in order to achieve long-term investment performance consistent with clients’ expectations, we need a comprehensive understanding of the investment risks taken, or proposed to be taken, in each portfolio relative to the corresponding liability and return profile, as well as those risks inherent in the increasingly complex global capital markets. Our risk management process emphasizes trading system and data integrity, counterparty creditworthiness, compliance, adherence to investment guidelines and client communication. We have a dedicated team of risk management professionals that has developed and refined detailed risk management monitoring and review procedures that are designed to achieve high levels of accuracy and integrity throughout our operations. Our Risk Management Committee, which includes the heads of our finance, investments, client service and legal departments, meets monthly to identify risks, formulate and modify policy, monitor adherence to policy and report breaches to management. We also use outside vendors to enhance our monitoring of some of our client accounts.

Credit and fundamental research are also critical components of our investment management process. Our analysts evaluate industry conditions, the creditworthiness of individual issuers and the features of individual securities in order to recommend relative industry weightings, establish our proprietary rating system and provide ongoing surveillance throughout the holding period.

We have taken a team approach to implementing our investment philosophy and investment process, employing an integrated investment team for managing each of our strategies, with each team member typically sharing responsibility for various functions. Each of our investment teams is headed by a manager with extensive experience within the team’s specific strategies. Each team focuses on portfolio management and research, trading, portfolio administration and development of analytical models, and typically draws upon the expertise of other teams.

Investment Sourcing

We currently source many of our investments through our longstanding relationships with a large and diverse group of financial intermediaries, including financial sponsors, other lenders, investment banks and specialty dealers. We also seek to capitalize on the many relationships that we have cultivated through DCM’s management of over 30 CDOs. Investing in some of our targeted asset classes is highly competitive, and we compete with many other investment managers for profitable investment opportunities in these areas. Accordingly, we believe our ability to identify (source) such opportunities is very important to our success, and distinguishes us from many investment managers with a similar focus to ours. We think that our strengths in this regard can give us a competitive advantage over other such investment managers. We also identify many investments from traditional sources, using proprietary deal screening procedures and credit analytics.

Risk Management

We believe our risk management processes that we deploy for both of our operating segments distinguish us from many of our competitors. Our risk management program seeks to address not only the risks of portfolio loss, such as risks relating to price volatility, position sizing and leverage, but also the operational risks that can have major adverse impacts on investment results. Operational risks include execution of transactions, clearing of transactions, recording of transactions, position monitoring and pricing, supervision of traders, portfolio valuation, counterparty credit and approval, custodian relationships, trader authorization, accounting and regulatory.

Our risk management system includes a proprietary in-house trade processing system. This system provides real time reporting to all departments, including the trading desks, operations, counterparty credit and accounting, and we believe that it is highly scalable. In addition to reviewing daily and monthly operations, our risk management team formulates policies to identify risk, prepares risk management reports and makes recommendations to our senior management.

Our systems are backed up nightly, with tapes taken offsite and stored with a third-party provider. Our disaster recovery plan generally allows for a complete return of critical operations within 24 hours. The plan includes access to an offsite facility and daily offsite storage of systems data with automatic systems backup. We also have access to an alternative regional disaster center. The disaster recovery plan is tested and updated periodically and lists the processes required to allow for full systems recovery.

Conflicts of Interest

From our inception through December 21, 2007, we were entirely dependent upon DCM for our day-to-day management. At the time of the Merger, our officers were employees, officers or directors of DCM and two of our directors and all of the members of our Investment Committee were directors or officers of DCM or Triarc. As a result of these and other conflicts of interest, we formed a special committee of our Board, comprised solely of directors who had no material financial interest in the Merger that differed from that of our stockholders, to evaluate the Merger. Based on the unanimous recommendation of the special committee, our Board determined that the Merger was advisable and in the best interests of us and our stockholders. The members of our Board with a material financial interest in the Merger that differed from that of our stockholders abstained from voting to approve the Merger.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary interest in any investment to be acquired or disposed of by us or any of our subsidiaries or in any transaction to which we or any of our subsidiaries is a party or has an interest, or that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. However, our Code of Business Conduct and Ethics contains a conflicts of interest policy that generally prohibits our directors, officers and employees, including employees of DCM, from engaging in any transaction that involves an actual or apparent conflict of interest with us. In addition, nothing in our new management agreement with DCM (i) prevents DCM or any of its affiliates, officers, directors or employees from engaging in other businesses or from rendering services of any kind to any person including, without limitation, investing in or rendering advisory services to others investing in any type of conduit commercial mortgage-backed securities, or CMBS, or other mortgage loans, whether or not the investment objectives or policies of any other such person are similar to ours, or (ii) in any way binds or restricts DCM or any of its affiliates, officers, directors or employees from buying, selling or trading any securities or commodities for their own accounts or for the accounts of others for whom DCM or any of its affiliates, officers, directors or employees may be acting.

DCM may manage accounts with investment strategies that are similar to or overlap with ours. DCM has a conflict resolution system so that each of its clients may share equitably in all investment opportunities involving a security with limited supply. In addition, DCM has other controls in place that are designed to prevent any one client from receiving consistently favorable treatment.

Competition

We compete with other mortgage REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, other lenders, governmental bodies and other entities for access to capital and assets. Many of our competitors are significantly larger than us, have access to greater capital and other resources and may have other advantages over us. For additional information concerning the competitive risks we face, see “Part I — Item 1A. Risk Factors — Risks Related to Our Business Generally.”

We also compete for investment management clients and AUM with numerous other asset managers, including those affiliated with major commercial banks, broker-dealers and other financial institutions. The factors considered by clients in choosing us or a competitor include the past performance of the accounts managed by the firm, the background and experience of its key portfolio management personnel, its reputation in the fixed income asset management industry, its advisory fees, and the structural features of the investment products (such as CDOs and investment funds) that it offers. Some of our competitors have greater portfolio management resources than us, have managed client accounts for longer periods of time or have other competitive advantages over us. For additional information concerning the competitive risks that we face, see “Part I — Item 1A. Risk Factors — Risks Relating to the Business of Deerfield and DCM.”

Policies with Respect to Certain Other Activities

If our Board determines that we need to raise additional capital, we may seek to do so through additional public or private offerings of equity or debt securities or the retention of cash flow if available (subject to provisions in the Internal Revenue Code concerning distribution requirements and the taxability of undistributed REIT taxable income) or a combination of these methods. If our Board determines it is appropriate to raise additional equity capital, we have the authority to do so, generally without stockholder approval, in any manner and on such terms and for such consideration, as our Board deems appropriate, at any time.

We have in the past invested, and may in the future invest, subject to gross income and asset tests necessary for REIT qualification, in securities of other REITs, other entities engaged in real estate activities or securities of other issuers. We have not made in the past, but may in the future make, such investments for the purpose of exercising control over such entities.

We generally engage in the purchase and sale of securities. We have made in the past, and may in the future make, loans to third parties in the ordinary course of business for investment purposes. We will not underwrite the securities of other issuers.

Our Board may change any of these policies without prior notice to or a vote of our stockholders.

Our Distribution Policy

Federal income tax law requires that a REIT distribute annually at least 90% of its REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gain. Up to 20% of the value of a REIT’s assets may consist of the securities of one or more TRSs. A domestic TRS, such as TRS Holdings, DFR TRS I Corp., DFR TRS II Corp. and the DFR MM Subs (as defined below), may retain its net income, and its earnings are subject to the 90% distribution requirement only to the extent the TRS actually distributes its earnings to the REIT. However, a foreign TRS, such as Market Square CLO, Pinetree CDO Ltd., or Pinetree CDO, DFR MM CLO and Deerfield TRS (Bahamas) Ltd., generally is deemed to distribute its earnings to the REIT on an annual basis for federal income tax purposes, regardless of whether it actually distributes its earnings. We hold our interest in DFR MM CLO through the DFR MM Subs (as defined below), each of which holds a 20% interest in DFR MM CLO. In February 2008, we made TRS elections for two of the DFR MM Subs effective for the 2007 tax year. Because of those elections, 40% of the earnings of DFR MM CLO will be subject to the 90% distribution requirement only to the extent actually distributed by those two DFR MM Subs. We may make TRS elections with respect to one or more of the other DFR MM Subs in the future. Those DFR MM Subs for which a TRS election has not been made are qualified REIT subsidiaries, or QRSs. The DFR MM Subs are domestic subsidiaries and consist of DFR Middle Market Sub-1, Inc., DFR Middle Market Sub-2, Inc., DFR Middle Market Sub-3, Inc., DFR Middle Market Sub-4, Inc. and DFR Middle Market Sub-5, Inc.

In connection with the REIT requirements, we have historically made regular quarterly distributions of all or substantially all of our REIT taxable income to holders of our common stock. As discussed further in Part II — Item 7. Management’s Discuss and Analysis of Financial Condition and Results of Operations — Recent Developments, we recently sold the vast majority of our AAA-rated non-Agency RMBS portfolio and significantly reduced our Agency RMBS holdings and interest rate swap portfolio at a significant net loss. We therefore expect our distributions in 2008, and perhaps thereafter, to be substantially less than amounts paid in prior years. Additionally, although we have historically made regular quarterly distributions of all or substantially all of our REIT taxable income, we may pay future dividends less frequently and we may only distribute that amount of our taxable income required to maintain our REIT qualification. Furthermore, we may elect to pay future dividends in the form of additional shares of our stock rather than cash. We may not have adequate liquidity to make these or any other distributions. Any future distributions we make will be at the discretion of our Board and will depend upon, among other things, our actual results of operations. Our results of operations and ability to pay distributions will be affected by various factors, including our liquidity, the net interest and other income from our portfolio, our investment management fees, our operating expenses and other expenditures, as well as covenants contained in the terms of our indebtedness.

We anticipate that our distributions generally will be taxable as ordinary income to our stockholders, although a portion of the distributions may be qualified dividend income to the extent our taxable income is attributable to dividends received from a corporation (such as a TRS), or may constitute a return of capital. To the extent that we decide to make distributions in excess of our current and accumulated earnings and profits for federal income tax purposes, such distributions would generally be considered a return of capital for federal income tax purposes. We will furnish annually to each of our stockholders a statement setting forth distributions paid during the preceding year and their characterization as ordinary income, return of capital, qualified dividend income or capital gain.

Income as computed for purposes of the foregoing tax rules will not necessarily correspond to our income as determined for financial reporting purposes.

Operating and Regulatory Structure

We elected to be taxed as a REIT under Sections 856 through 859 of the Internal Revenue Code of 1986, as amended, or the Code. Our continued qualification under the Code as a REIT depends upon our ability to meet on a continuing basis, through actual investment and operating results, various complex requirements under the Code relating to, among other things, the sources of our gross income, the composition and values of our assets, our distribution levels and the diversity of ownership of our shares. We believe that we were organized and have operated in conformity with the requirements for qualification as a REIT and that our intended manner of operation will enable us to continue to meet those requirements.

As a REIT, we generally will not be subject to federal income tax on net taxable income we distribute currently to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax at regular corporate rates. Even if we qualify as a REIT, we may be subject to some federal, state and local taxes on our income or property.

We conduct all of our business and hold all of our assets through our wholly-owned subsidiaries. Our main subsidiary is DC LLC which is a QRS. We generally expect to continue to make and hold most of our investments and conduct our operations through DC LLC. In addition, we own interests in several domestic TRSs, such as Deerfield TRS Holdings, Inc., or TRS Inc., and the subsidiaries that hold our investments in Deerfield and DFR MM CLO, which are generally subject to federal, state and local income tax. We also own interests in foreign TRSs, such as Market Square CLO, which are generally not subject to federal income tax.

Management Agreement

Prior Management Agreement

From December 23, 2004 through December 21, 2007, we were party to a management agreement, which we sometimes refer to as the prior management agreement, with DCM that provided for DCM’s day-to-day management of our operations. That agreement required DCM to manage our business affairs in conformity with the policies and the investment guidelines that were approved and monitored by our Board. DCM’s role as manager was under the supervision and direction of our Board.

Pursuant to the prior management agreement, we paid DCM a base management fee and an incentive fee, and reimbursed certain of DCM’s expenses. The following table summarizes the fees that were payable to DCM pursuant to that agreement:

Fee	Summary Description

Base Management Fee	Payable monthly in arrears in an amount equal to 1/12 of our equity (as defined in the prior management agreement) times 1.75%. DCM used the proceeds from its management fee in part to pay compensation to its officers and employees who, notwithstanding that certain of them were also our officers, received no cash compensation directly from us.
Incentive Fee	Payable quarterly in an amount equal to the product of: (a) 25% of the dollar amount by which (i) our net income (determined in accordance with accounting principles generally accepted in the United States of America, or GAAP) and before non-cash equity compensation expense and before incentive fees, for the quarter per common share (based on the weighted average number of common shares outstanding for the quarter) exceeded (ii) an amount equal to (A) the weighted average of the price per share of the common shares in the December 2004 private offering and our June 2005 initial public offering, and the price per common share in any subsequent offerings by us, in each case at the time of issuance thereof, multiplied by (B) the greater of (1) 2.00% and (2) 0.50% plus one-fourth of the Ten Year Treasury Rate for such quarter, multiplied by (b) the weighted average number of common shares outstanding during the quarter; provided, that the foregoing calculation of incentive fees was to be adjusted to exclude one-time events pursuant to changes in GAAP, as well as non-cash charges after discussion between DCM and our independent directors and approval by a majority of our independent directors in the case of non-cash charges.

The incentive fee was paid quarterly with 85% of the fee paid to DCM in cash and 15% paid in shares of DFR common stock. DCM had the right to elect to receive more than 15% of incentive fee in the form of such shares. All shares were fully vested upon issuance, provided that DCM agreed not to sell such shares prior to the date that was one year after the date the shares were payable. The value of the shares was deemed to be the average of the closing prices of the shares on the New York Stock Exchange, or NYSE, over the 30 calendar-day period ending three days before the issuance of the shares.

New Management Agreement

In connection with the Merger, we terminated the prior management agreement and entered into a new management agreement with DCM, which we sometimes refer to as the new management agreement, pursuant to which DCM continues to provide all of the services it provided before the Merger. We are now internally managed, and DCM continues to provide asset management services to third parties. Pursuant to the new management agreement, we continue to pay fees to DCM for its services on a cost plus margin basis for investment advisory and executive management services. We are charged cost for all ancillary services, including back office support, and certain operating expenses. The fee structure was based on a transfer pricing study performed by external advisors. The study will be reviewed periodically. Because we own DCM through domestic TRSs, the fees we pay to DCM will be subject to federal, state and local income tax and deductible from our REIT taxable income.

Exclusion from Regulation Under the 1940 Act

We intend to operate so as to be excluded from regulation under the 1940 Act. Because we operate through wholly-owned subsidiaries, we must ensure not only that DFR itself qualifies for an exclusion or exemption from regulation under the 1940 Act, but also that each of our subsidiaries so qualifies.

Our main subsidiary, DC LLC, is excluded from 1940 Act regulation under a provision for companies that primarily engage in acquiring mortgages and other liens on and interests in real estate. To qualify for this exclusion, we need to ensure that at least 55% of DC LLC’s consolidated basis assets consist of mortgage loans and other assets that are considered the functional equivalent of mortgage loans under the 1940 Act (collectively, qualifying real estate assets), and that at least 80% of DC LLC’s consolidated-basis assets consist of real estate-related assets (including qualifying real estate assets). Based on no-action letters issued by the SEC’s Division of Investment Management, or the Division, we generally classify as qualifying real estate assets for the exclusion DC LLC’s holdings of residential mortgage loans that are fully secured by an interest in real estate and agency whole pool certificates. We generally do not expect DC LLC’s investments in RMBS and CMBS, other than its investments in agency whole pool certificates, to constitute qualifying real estate assets for the 55% test, unless those investments are the functional equivalent of owning mortgage loans. Instead, these investments generally will be classified as real estate-related assets for the 80% test. We do not expect DC LLC’s investments in CDOs, ABS, loans and distressed and stressed debt securities to be qualifying real estate assets, nor to be real estate-related assets to the extent that they are not backed by mortgage loans or other interests in real estate, but rather miscellaneous assets, which can constitute no more than 20% of DC LLC’s assets under the mortgage company exclusion.

None of TRS Inc., Deerfield TRS Holdings LLC, Market Square CLO, DFR MM CLO or Deerfield TRS (Bahamas) Ltd. can qualify for this mortgage company exclusion. Accordingly, we strive to ensure that none of those entities is making or proposing to make a public offering of its securities, and we require that each owner of securities issued by those entities is a qualified purchaser under the 1940 Act, so that those entities are not investment companies subject to regulation under the 1940 Act. In addition, we must ensure that DFR itself qualifies for an exclusion from regulation under the 1940 Act. Deerfield is excluded from the definition of “investment company” because no more than 40% of its assets, on an unconsolidated basis, excluding certain items, are investment securities. We will do so by monitoring the value of our interests in our subsidiaries. At all times, we must ensure that no more than 40% of DFR’s assets, on an unconsolidated basis, excluding certain items, are investment securities under the 1940 Act. Our interests in TRS Inc, Deerfield TRS Holdings, LLC and Deerfield TRS (Bahamas) Ltd. are investment securities for these purposes, but our interest in DC LLC is not. Accordingly, we must monitor the value of our interests in all of our subsidiaries to ensure that the value of the interests in those subsidiaries other than DC LLC never exceeds 40% of our total assets. We will monitor the value of our interests in our subsidiaries for REIT tax qualification purposes as well.

We have not received or sought a no-action letter from the Division regarding how our investment strategy fits within the exclusions from regulation under the 1940 Act. To the extent that the Division provides more specific or different guidance regarding the treatment of assets as qualifying real estate assets or real estate-related assets, we may have to adjust our investment strategy accordingly. Any additional guidance from the Division could further inhibit our ability to pursue our investment strategy.

Restrictions on Ownership of Our Capital Stock

In order to qualify as a REIT under the Code, our shares of capital stock must be beneficially owned by 100 or more persons during at least 335 days of a taxable year of 12 months or during a proportionate part of a shorter taxable year. Also, no more than 50% of the value of our outstanding shares of capital stock may be owned, directly or constructively, by five or fewer individuals (as defined in the Code to include certain entities) during the second half of any calendar year.

Our articles of amendment and restatement, as amended, or our charter, subject to certain exceptions, contains restrictions on the number of shares of our capital stock that a person may own and may prohibit certain entities from owning our shares. Our charter and certain Board resolutions provide that (subject to certain exceptions described below) no person may own, or be deemed to own by virtue of the attribution provisions of the Code, more than 7.7% in value or in number of shares, whichever is more restrictive, of any class or series of our capital stock. Our charter also prohibits any person from (i) beneficially or constructively owning shares of our capital stock that would result in our being “closely held” under Section 856(h) of the Code or otherwise cause us to fail to qualify as a REIT and (ii) transferring shares of our capital stock if such transfer would result in our capital stock being owned by fewer than 100 persons. Any person who acquires or attempts or intends to acquire beneficial or constructive ownership of shares of our capital stock that will or may violate any of the foregoing restrictions on transferability and ownership, or who is the intended transferee of shares of our stock which are transferred to a charitable trust, will be required to give notice immediately to us and provide us with such other information as we may request in order to determine the effect of such transfer on our status as a REIT. The foregoing restrictions on transferability and ownership will not apply if our Board determines that it is no longer in our best interests to attempt to qualify, or to continue to qualify, as a REIT.

Our Board, in its sole discretion, may exempt a person from the foregoing restrictions. The person seeking an exemption must provide to our Board such representations, covenants and undertakings as our Board may deem appropriate in order to conclude that granting the exemption will not cause us to lose our status as a REIT. Our Board may also require a ruling from the Internal Revenue Service or an opinion of counsel in order to determine or ensure our status as a REIT. From time to time, our Board has exempted stockholders from the ownership restrictions. For example, our Board has exempted from the ownership limit Robert C. Dart, Kenneth B. Dart and certain entities affiliated with Robert C. Dart or Kenneth B. Dart (collectively, the Dart Group). The exemptions provide that each member of the Dart Group may own up to 18.5% in value or number of shares, whichever is more restrictive, of our outstanding shares of common stock, provided that the Dart Group, in the aggregate, may only own up to 18.5% in value or number of shares, whichever is more restrictive, of our outstanding common stock. Additionally, in connection with the Merger, our Board exempted (i) Gregory H. Sachs, who is also one of our directors, and (ii) Triarc and Triarc Deerfield Holdings, LLC (a majority-owned subsidiary of Triarc) and certain of their affiliates, including Nelson Peltz and one of our directors, Peter W. May, from the ownership limit with respect to the Series A Preferred Stock and also exempted Triarc and Triarc Deerfield Holdings, LLC from the ownership limit with respect to our common stock. In connection with granting these exemptions, our Board obtained representations regarding each waiver recipient’s ownership of our capital stock and obtained opinions of counsel that granting the exemptions would not jeopardize our status as a REIT.

These ownership limitations could delay, defer or prevent a transaction or a change in control that might involve a premium price for our Series A Preferred Stock and common stock or might otherwise be in the best interests of our stockholders.

Governmental Regulations

DCM is registered with the SEC as an investment adviser and with the Commodity Futures Trading Commission, or CFTC, as a commodity pool operator and commodity trading advisor, and is a member of the National Futures Association. In these capacities, DCM is subject to various regulatory requirements and restrictions with respect to its asset management activities (in addition to other laws). In addition, investment vehicles managed by DCM, such as investment funds and CDOs, are subject to various securities and other laws. You may obtain a copy of DCM’s SEC Form ADV Part II upon request.

DCM Europe is subject to significant regulation by the United Kingdom Financial Services Authority under the U.K. Financial Services and Markets Act of 2000.

Organizational Structure

We were incorporated in Maryland on November 22, 2004 and commenced operations on December 23, 2004. Charts summarizing our organizational structure immediately before and after the Merger are set forth below.

Before the Merger:

(1)	We formed Deerfield Triarc TRS Holdings, Inc., a TRS, to give us flexibility to hold certain assets or engage in certain activities that we, as a REIT, cannot hold or in which we cannot engage directly.

(2)	We formed Deerfield Triarc TRS (Bahamas) Ltd., one of our TRSs, and DWFC, LLC to facilitate a $375.0 million three-year warehouse funding agreement with Wachovia Capital Markets, LLC.

(3)	We formed Deerfield Triarc Capital Trust I, Deerfield Triarc Capital Trust II and Deerfield Triarc Capital Trust III for the sole purpose of issuing trust preferred securities. These trusts are not consolidated into our financial statements because, although we own 100% of the common shares of each trust, we are not deemed the primary beneficiary of the trusts under the applicable accounting literature. The trusts are each a separate legal entity but are shown in one box in the above table for ease of presentation.

(4)	We own substantially all of the equity interest in Market Square CLO Ltd., a Cayman Islands exempted limited liability company, and one of our TRSs, in the form of preference shares.

(5)	We own all of the membership interests in DFR Pinetree Holding LLC, a Delaware limited liability company, that owns 100% of the ordinary shares of Pinetree CDO, a Cayman Islands exempted limited liability company, which have de minimis value. On December 31, 2007, we sold all of the preference shares of Pinetree CDO and as a result de-consolidated the assets and liabilities of Pinetree CDO.

(6)	Each is a separate legal entity but the entities are shown in one box in the above table for ease of presentation.

(7)	We own all of the equity interests in DFR Middle Market CLO Ltd., a Cayman Islands exempted limited liability company and one of our TRSs, in the form of ordinary shares and subordinated notes.

(8)	DFR Merger Company LLC was owned by four intermediate subsidiaries.

After the Merger:

*	The Triarc name was removed from each of our existing subsidiaries following completion of the Merger.

Employees

As of December 31, 2007, we had approximately 130 employees. In response to the current adverse credit market environment, we recently reduced our workforce by 13 employees, or approximately 10%. The reductions occurred across a broad range of functions within the company and are effective as of March 1, 2008. We believe these reductions can improve our financial results without impairing our ability to operate the business in a sound manner. We intend to continue to seek cost reductions and may, to the extent we consider it advisable, consolidate or outsource additional personnel functions to improve our efficiency.

Available Information

Our Internet address is www.deerfieldcapital.com. We make available free of charge, on or through the “SEC Filings” section of our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Also posted on our website, and available in print upon request to our Investor Relations Department, are the charters for our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, and our Code of Business Conduct and Ethics, which governs our directors, officers and employees. Within the time period required by the SEC and the NYSE, we will post on our website any amendment to our Code of Business Conduct and Ethics and any waiver applicable to our senior financial officers, and our executive officers or directors. In addition, information concerning purchases and sales of our equity securities by our directors and Section 16 reporting officers is posted on our website. Information on our website is not part of this Annual Report on Form 10-K.

Our Investor Relations Officer can be contacted at Deerfield Capital Corp., 6250 North River Road, 9th Floor, Rosemont, Illinois 60018, Attn: Richard Smith, Investor Relations, Telephone: (773) 380-6587, e-mail: rsmith@deerfieldcapital.com.

ITEM 1A.	RISK FACTORS

The current weakness in the credit market and broader financial markets has created liquidity constraints for us and exacerbated certain of the risks related to an investment in our company and its subsidiaries. The following sets forth the most significant factors that make an investment in our company speculative or risky. If any of the risks described below actually occur or, in certain cases, continue, our business, financial condition or results of operations may suffer. As a result, the value of our Series A Preferred Stock and common stock could decline, and you may lose all or part of your investment.

Risks Related to Our Business Generally

We leverage our investments and incur other indebtedness, which may reduce our returns and our dividends.

We leverage our investments through borrowings, generally through warehouse facilities, repurchase agreements, secured loans, securitizations (including the issuance of CDOs), loans to entities in which we hold interests in pools of assets and other borrowings. We also incur other indebtedness from time to time such as our obligations resulting from the issuance of trust preferred securities and the issuance of approximately $74.0 million of two series of senior secured notes in connection with the Merger. We are not limited in the amount of leverage we may use. Our leverage amount at any given time varies depending on such factors as our ability to obtain credit facilities, the lenders’ and rating agencies’ estimate of the stability of our investments’ cash flow and market conditions for debt securities. Our return on investments and cash available for distribution to our stockholders may be reduced to the extent that changes in market conditions increase the cost of our financing relative to the income that can be derived from the assets acquired. Our debt service payments will reduce cash flow available for distributions to stockholders. We may not be able to meet our debt service obligations or may otherwise default under the terms of our indebtedness, thus risking the loss of some or all of our assets to foreclosure or sale to satisfy the obligations. We leverage certain of our assets through repurchase agreements. Under our repurchase agreements we pledge additional assets as collateral to our repurchase agreement counterparties (i.e., lenders) when the estimated fair value of the existing pledged collateral under such agreements declines and such lenders demand additional collateral (i.e., initiate a margin call). Margin calls result from a decline in the value of the RMBS collateralizing our repurchase agreements, generally following the monthly principal reduction of such RMBS due to scheduled amortization and prepayments on the underlying mortgages, changes in market interest rates, a decline in market prices affecting our RMBS and other market factors. We may not have the funds available to satisfy any of these calls and may have to sell assets at a time when we might not otherwise choose to do so thereby suffering significant losses and harming our liquidity.

Credit facility providers and other holders of our indebtedness may require us to maintain a certain amount of uninvested cash, to set aside unlevered assets sufficient to maintain a specified liquidity position to satisfy our collateral obligations or to maintain certain minimum net worth. Thus, we may not be able to leverage our assets as fully as we would choose, which could reduce our returns. If we are unable to meet these collateral obligations, we may be unable to obtain any additional financing and our financial condition could deteriorate rapidly.

Maintaining our liquidity requirements may require us to sell assets, which could cause us to fail to qualify as a REIT.

The current market and sales of RMBS have significantly decreased our liquidity and therefore our ability to fund our investment activities, pay fees under our management agreement, fund our distributions to stockholders and pay general corporate expenses. Our Series A Preferred Stock and trust preferred securities impose, and future classes of capital stock may impose, certain covenants and obligations on use and our operations, including covenants related to our liquidity. Further increases in prepayment rates or decreases in the fair value of our RMBS could cause further liquidity pressures or shortfalls. If such a situation were to arise, we may have to sell additional investment securities which we may be unable to do on favorable terms or at all. Depending upon the extent of sales necessary to secure an adequate level of liquidity, and the types of assets that we were to sell, we may not be able to comply with the REIT asset tests, which could cause us to fail to qualify as a REIT.

An increase in our borrowing costs relative to the interest we receive on our assets may impair our profitability and thus our cash available for distribution to our stockholders.

As our repurchase agreements and other short-term borrowings mature, we must either enter into new borrowings or liquidate certain of our investments at times when we might otherwise not choose to do so. Lenders may seek to use a maturity date as an opportune time to demand additional terms or increased collateral requirements that could be adverse to us and harm our operations. An increase in short-term interest rates when we seek new borrowings would reduce the spread between our returns on our assets and the cost of our borrowings. This would reduce the returns on our assets which might reduce earnings and in turn cash available for dividends. We generally expect that the interest rates tied to our borrowings will adjust more rapidly than the interest rates tied to the assets in which we invest.

Declines in the market values of our investments may adversely affect our financial results and credit availability, which may reduce our earnings and thus cash available for dividends.

On January 1, 2008, we adopted Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115. We plan to carry all of our RMBS and all swaps previously designated as a hedge at fair value with changes in fair value recorded directly into earnings. A decline in their values may reduce the book value of our assets.

A decline in the market value of our assets, such as the decline we experienced in the fourth quarter of 2007 and early 2008, may adversely affect us, particularly where we have borrowed money based on the market value of those assets. In such case, the lenders may require, and have required, us to post additional collateral to support the borrowing. If we cannot post the additional collateral, we may have to rapidly liquidate assets at a time when we might not otherwise choose to do so and we may still be unable to post the required collateral, further harming our liquidity and subjecting us to liability to our lenders for the declines in the market values of the collateral. A reduction in credit available may reduce our earnings, liquidity and cash available for dividends.

The current dislocations in the subprime mortgage sector, and the current weakness in the broader financial market, could adversely affect us and one or more of our lenders, which could result in increases in our borrowing costs, reductions in our liquidity and reductions in the value of the investments in our portfolio.

While we currently have no direct exposure to subprime mortgages, the continuing dislocations in the subprime mortgage sector and the current weakness in the broader financial market could adversely affect one or more of the counterparties providing repurchase agreement funding for our RMBS portfolio and could cause those counterparties to be unwilling or unable to provide us with additional financing. This could potentially limit our ability to finance our investments and operations, increase our financing costs and reduce our liquidity. This risk is exacerbated by the fact that a substantial portion of our repurchase agreement financing is provided by a relatively small number of counterparties. If one or more major market participants fails or withdraws from the market, it could negatively impact the marketability of all fixed income securities, including government mortgage securities, and this could reduce the value of the securities in our portfolio, thus reducing our net book value. Furthermore, as we have recently experienced, if one or more of our counterparties are unwilling or unable to provide us with ongoing financing on terms that are acceptable to us, we may need to sell our investments at a time when prices are depressed, and we may be unable to obtain additional financing. If this were to occur, it could prevent us from complying with the REIT asset and income tests necessary to fulfill our REIT qualification requirements and otherwise materially harm our results of operations and financial outlook.

Recent developments in the market for many types of mortgage products (including RMBS) have resulted in reduced liquidity for, and value of, these assets. Although this reduction in liquidity has been most acute with regard to subprime assets, there has been an overall reduction in liquidity and value across the credit spectrum of mortgage products.

In addition, the liquidity of our portfolio may also be adversely affected by margin calls under our repurchase agreements. Our repurchase agreements allow the counterparties, to varying degrees, to determine a new market value of the collateral to reflect current market conditions. If a counterparty determines that the value of the collateral has decreased, it may initiate a margin call and require us to either post additional collateral to cover such decrease or repay a portion of the outstanding borrowing, on minimal notice. A significant increase in margin calls, similar to the increase we experienced in early 2008, could materially adversely harm our liquidity, results of operations, financial condition, and business prospects. Additionally, in order to obtain cash to satisfy a margin call, we may be required to liquidate assets at a disadvantageous time, which could cause us to incur further losses and adversely affect our results of operations, financial condition, and may impair our ability to maintain our current level of dividends. We may be unable to satisfy margin calls despite our attempts to sell assets, and our financial condition could deteriorate rapidly as a result.

We may not be able to pay cash dividends on our capital stock.

In the event that any of our financing agreements restrict our ability to pay cash dividends on shares of our capital stock, including our Series A Preferred Stock, we will be unable to pay cash dividends unless we can refinance amounts outstanding under those agreements or obtain appropriate waivers. Although the dividends on the Series A Preferred Stock would continue to accrue, we may pay dividends on shares of our Series A Preferred Stock only if we have legally available funds for such payment and are otherwise not restricted from making such payments. For example, a default under our first series of trust preferred securities would preclude us from paying dividends on any of our capital stock which could substantially harm the value of our equity and could materially damage our ability to qualify as a REIT and operate as a going concern.

DFR and DCM are the subject of information requests by the SEC in an investigation that could result in SEC proceedings against us or DCM.

Pursuant to a formal order of investigation, the SEC is investigating certain practices associated with the offer, purchase or sale of Collateralized Mortgage Obligations and Real Estate Mortgage Investment Conduits and the creation of re-REMICS. In connection with this investigation, the SEC has requested certain information from DFR and DCM relating to certain mortgage securities transactions effected by DCM for us in 2005 and 2006. It is possible that DFR or DCM could be subject to an SEC enforcement or other proceeding relating to the transactions. In that event, DFR or DCM could be subject to significant monetary fines or other damages or penalties, and DCM could incur reputational damage as an investment manager, which could reduce its ability to retain existing clients or investors or obtain new clients or investors. In addition, the continuation of the investigation could reduce the amount of time and attention that management can provide to our business and generate legal costs.

Current conditions in the credit markets have necessitated recent workforce reductions, which may harm our business.

Due to the current adverse credit market environment, we recently reduced our workforce by 13 employees, or approximately 10%, effective March 1, 2008. Many of the employees who were terminated possessed specific knowledge or expertise, and we may be unable to transfer that knowledge or expertise to our remaining employees. In that case, the absence of such employees will create significant operational difficulties. Further, the reduction in workforce may reduce employee morale and create concern among potential and existing employees about job security, which may lead to difficulty in hiring and increased turnover in our current workforce and place undue strain upon our operational resources. We may seek further reductions in our workforce which would compound the risks we face. As a result, our ability to respond to unexpected challenges may be impaired, and we may be unable to take advantage of new opportunities.

We may change our investment strategy without stockholder consent, which may result in riskier investments and our Board does not approve each investment decision made by management.

We have not adopted a policy as to the amounts to be invested in any of our asset classes, including securities rated below investment grade. We may change our investment strategy, including the percentage of assets that may be invested in any particular asset class, or in a single issuer, at any time, without the consent of or notice to our stockholders. For example, we recently decided to focus our investment strategy on Agency RMBS that may produce a lower return in the long run than other asset classes in which we have traditionally invested. We might later determine to invest in assets that are riskier than the investments we are currently targeting. A change in our asset allocation could result in our investing in asset classes different from those described herein and may also entail significant transition costs. A change in our investment strategy may increase our exposure to interest rate risk, default risk and real estate market fluctuations, or alternatively may lower our expected rate of return and net spread, all of which could reduce our earnings, assets, stock price and our ability to pay dividends.

We may be unable to complete securitization transactions.

We may seek to securitize some of our assets to term fund an investment portfolio and free up cash for funding new investments. This is likely to involve creating a special-purpose vehicle, contributing a pool of our assets to the vehicle, and selling interests in the vehicle on a non-recourse basis to purchasers. We could retain all or a portion of the equity or rated debt tranches in the securitized pool of portfolio investments. We may need to finance our investments with relatively short-term credit facilities, until a sufficient quantity of securities is accumulated, with the intent of refinancing these facilities through a securitization such as a CDO issuance or other financing. However, we may not be able to acquire, during the period that our short-term facilities are available, a sufficient amount of eligible securities to maximize the efficiency of a CDO issuance.

We also may not be able to obtain short-term warehouse credit facilities or to renew any such facilities after they expire, should we find it necessary to extend the facilities to allow more time to buy the necessary eligible securities for a long-term financing. The inability to renew the facilities may require us to seek more costly financing for our investments or to liquidate assets. In addition, conditions in the capital markets may make the issuance of a CDO impractical or impossible when we do have a sufficient pool of collateral. The inability to securitize our portfolio could hurt our performance. At the same time, the securitization of our portfolio investments might expose us to losses, as the equity and debt interests that we are likely to retain will tend to be risky and more likely to generate losses.

The use of CDO financings with over-collateralization requirements and other structural restrictions may reduce our cash flow.

If we issue CDOs, we expect that their terms will generally include certain structural restrictions and requirements. One such requirement is generally that the principal amount of assets must exceed the principal balance of the related liabilities by a certain amount, commonly referred to as over-collateralization, and that if certain delinquencies or losses exceed specified levels, which will be established based primarily on the analysis by the rating agencies of the characteristics of the assets collateralizing the bonds, our ability to receive net income from assets collateralizing the obligations will be restricted. We cannot be certain that the over-collateralization tests or any other structural restrictions will be satisfied. In advance of completing negotiations with the rating agencies or other key transaction parties on our future CDO financings, we cannot be certain of the actual terms of the CDO, over-collateralization terms, cash flow release mechanisms or other significant factors regarding the calculation of net income to us. Failure to obtain favorable terms on these matters may hurt our performance.

A decline in operating cash flow would impair our ability to maximize our dividend payout.

As a REIT, we generally must distribute annually at least 90% of our REIT taxable income to our stockholders. Our ability to make and sustain cash distributions is based on many factors, some of which are beyond our control. Our ability to achieve attractive risk-adjusted returns depends on our ability both to generate sufficient cash flow to pay an attractive dividend and to achieve capital appreciation. We may be unable to do either, and we may not generate sufficient revenue from operations to pay our operating expenses or make or sustain dividends to stockholders. We may materially reduce dividends relative to historical levels or cease dividends in the future, which could adversely affect our ability to qualify as a REIT.

Our future dividends, if any, may be substantially less and paid infrequently as compared to our dividend payments in the past.

In connection with REIT requirements, we have historically made regular quarterly distributions of all or substantially all of our REIT taxable income to holders of our common stock. As discussed further in “Part II — Item 7. Management’s Discuss and Analysis of Financial Condition and Results of Operations — Recent Developments,” we recently sold the vast majority of our AAA-rated non-Agency RMBS portfolio and significantly reduced our Agency RMBS holdings at a significant net loss. We therefore expect our future distributions to be substantially less than amounts paid in prior years. Additionally, although we have historically made regular quarterly distributions of all or substantially all of our REIT taxable income, we may pay future dividends less frequently and we may only distribute that amount of our taxable income required to maintain our REIT qualification. Furthermore, we may elect to pay future dividends in the form of additional shares of our stock rather than cash. We may not have adequate liquidity to make these or any other distributions. Any future distributions we make will be at the discretion of our Board and will depend upon, among other things, our actual results of operations. Our results of operations and ability to pay distributions will be affected by various factors, including our liquidity, the net interest and other income from our portfolio, our investment management fees, our operating expenses and other expenditures, as well as covenants contained in the terms of our indebtedness.

Rapid changes in the values of our RMBS and other real estate-related investments may make it more difficult for us to maintain our qualification as a REIT or exemption from the 1940 Act.

If the market value or income potential of our RMBS and other real estate-related investments declines as a result of increased interest rates, prepayment rates or other factors, we may need to increase our real estate investments and income or liquidate our non-qualifying assets in order to maintain our REIT qualification or exemption from the 1940 Act. If the decline in real estate asset values or income occurs quickly, this may be especially difficult to accomplish, and may be exacerbated by the illiquid nature of many of our non-real estate assets. We may have to make investment decisions that we otherwise would not make absent the REIT and 1940 Act requirements.

We may enter into warehouse agreements in connection with our planned investment in the equity securities of CDOs or DCM’s planned management of a CDO, and if the CDO investment is not consummated, the warehoused collateral will be sold, and we may be required to bear any loss resulting from such sale.

In connection with our investment in CDOs or DCM’s planned management of a CDO, we may enter into warehouse agreements with warehouse providers such as investment banks or other financial institutions, pursuant to which the warehouse provider will initially finance the purchase of the collateral that will be ultimately transferred to the CDO. DCM will typically select the collateral. If the CDO transaction is not consummated, the warehouse provider will liquidate the warehoused collateral and we may be required to pay any amount by which the purchase price of the collateral exceeds its sale price and may be liable for certain of the expenses associated with the warehouse or planned CDO, subject to any negotiated caps on our exposure. In addition, regardless of whether the CDO transaction is consummated, if any of the warehoused collateral is sold before the consummation, we may have to bear any resulting loss on the sale. The amount at risk in connection with the warehouse agreements supporting our investments in CDOs will vary and may not be limited to the amount that we have agreed to invest in the equity securities of the CDO. Although we would expect to complete the CDO transaction within about six to nine months after the warehouse agreement is signed, we may not be able to complete the transaction within the expected time period or at all.

Our business could be impaired if we are unable to attract and retain qualified personnel.

As a self-managed company, we depend on the diligence, experience, skill and network of business contacts of our executive officers and employees for the evaluation, negotiation, structuring and monitoring of our investments. Our business depends on the expertise of our personnel and their ability to work together as an effective team. Our success depends substantially on our ability to attract and retain qualified personnel. In particular, we anticipate that it may be necessary for us to add investment professionals if we further diversify our investment products and strategies. Competition for employees with the necessary qualifications is intense and we may not be successful in our efforts to recruit and retain the required personnel. The inability to retain and recruit qualified personnel could affect our ability to provide an acceptable level of service to our clients and funds and our ability to attract new clients, including investors in our funds, which could have a material and adverse effect on our business.

Failure to procure adequate capital and funding would hurt our results and reduce the price of our stock and our ability to pay dividends.

We depend upon the availability of adequate funding and capital for our operations. As a REIT, we generally must distribute annually at least 90% of our REIT taxable income to our stockholders, and therefore cannot retain significant amounts of our earnings for new investments. However, TRSs such as TRS Inc., are able to retain their earnings for investment in new capital, subject to the REIT requirements which limit the relative value of TRS stock and securities owned by a REIT. The failure to secure acceptable financing could reduce our taxable income, as our investments would no longer generate the same level of net interest income due to the lack of funding or increase in funding costs. A reduction in our net income would impair our liquidity and our ability to pay dividends. We cannot assure our stockholders that any, or sufficient, funding or capital will be available to us in the future on terms that are acceptable to us. Therefore, if we cannot obtain sufficient funding on acceptable terms, there may be a negative impact on the market price of our common stock and our ability to make distributions.

We may in the future issue shares of additional capital stock, to raise proceeds for a wide variety of purposes, which could dilute and therefore reduce the value of our existing outstanding capital stock.

We may seek to issue shares of our capital stock, either in public offerings, private transactions or both, to raise additional capital. Such issuances could substantially dilute the stock of our existing stockholders without corresponding increase in value. We may raise capital for a wide variety of purposes, such as buying real estate assets to help our continued qualification as a REIT, implementing our business plan and repayment of indebtedness. Our management will have broad discretion over how we use the proceeds of any capital raise. We may not be able to raise capital at the time or times that we wish, in the amounts we wish, or on the terms or at the prices we consider favorable to us and our stockholders. We may not issue preferred stock that is senior to, or on par with, the Series A Preferred Stock with respect to dividends or liquidation rights without the consent of the holders of 80% of the shares of the Series A Preferred Stock. We may use the proceeds of any future offering in ways in which holders of our capital stock disagree and that yield less than our expected return, or no return at all, which could result in substantial losses to us.

Future classes of capital stock may impose, and our currently outstanding Series A Preferred Stock and trust preferred securities do impose, significant covenants and obligations on us and our operations.

Our Series A Preferred Stock and trust preferred securities impose, and future classes of capital stock may impose, certain covenants and obligations on us and our operations. Failure to abide by such covenants or satisfy such obligations could trigger certain rights for the holders of such securities, which could have a material and adverse effect on us and impair our operating results. Breaches of certain covenants may prohibit us from making future dividends and distributions to our stockholders. A failure to make future dividends and distributions to our stockholders may cause us to incur a significant tax liability or lose our REIT qualification. In addition, breaches of covenants and any subsequent loss of our REIT qualification may result in decreased revenues if investors in the accounts managed by DCM withdraw their investments. See “Risks Relating to Our Investment Management Segment” below for addition detail on investors’ withdrawal rights.

Loss of our 1940 Act exemption would adversely affect us and reduce the market price of our shares and our ability to pay dividends.

In order to be exempt from regulation under the 1940 Act, we must meet certain exclusions from the definition of an investment company. Because we conduct our business through wholly-owned subsidiaries, we also must ensure that each subsidiary so qualifies.

To ensure that our subsidiary, DC LLC, is not regulated under the 1940 Act, we must ensure that at least 55% of its assets consist of qualifying real estate assets and at least 80% of its assets consist of real estate-related assets (including qualifying real estate assets). And, we generally must ensure that each of our other subsidiaries meets this 55%/80% test or another 1940 Act test — namely, that the subsidiary does not publicly offer its securities and that each owner of the subsidiary is a qualified purchaser. Finally, to ensure that each of DFR and Deerfield qualifies for an exclusion from regulation under the 1940 Act, we must ensure that no more than 40% of its assets, on an unconsolidated basis, excluding government securities and cash, are investment securities as defined in the 1940 Act.

If we fail to satisfy the requirements in the 1940 Act to preserve our exemptions from regulation thereunder, we could be required to materially restructure our activities and to register as an investment company under the 1940 Act, which could significantly impair our operating results and result in substantial expense.

Failure to develop effective business continuity plans could disrupt our operations and cause financial losses.

We operate in an industry that is highly dependent on information systems and technology. We depend to a substantial degree on the availability of our office facilities and the proper functioning of our computer and telecommunications systems. Although we have established a significant disaster recovery program, a disaster, such as water damage to our office, an explosion or a prolonged loss of electrical power, could materially interrupt our business operations and cause material financial loss, regulatory actions, reputational harm or legal liability, which, in turn, could depress our stock price. Additionally, we cannot assure holders of our capital stock that our information systems and technology will continue to be able to accommodate our growth, or that the cost of maintaining those services and technology will not materially increase from its current level. Such a failure to accommodate growth, or an increase in costs related to these information systems, could have a material and adverse effect on us.

We could incur losses due to trading errors.

DCM could make errors in placing transaction orders for client accounts, such as purchasing a security for an account whose investment guidelines prohibit the account from holding the security, purchasing an unintended amount of the security, or placing a buy order when DCM intended to place a sell order, or vice-versa. If the transaction resulted in a loss for the account, DCM might be required to reimburse the account for the loss. Such reimbursements could be substantial. These errors could affect trades on behalf of DFR, which could exacerbate the adverse financial impact on us.

We operate in a highly competitive market for investment opportunities.

We compete for investments with various other investors, such as other REITs, public and private funds, commercial and investment banks and commercial finance companies. Many of our competitors are substantially larger than us and have considerably more financial and other resources. Other REITs may have investment objectives that overlap with ours, which may create competition for investment opportunities with limited supply. Some competitors may have a lower cost of funds and access to funding sources that are not available to us, and may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. The competitive pressures we face could impair our business, financial condition and results of operations. Also, as a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time.

Terrorist attacks and other acts of violence or war may affect the market for our stock, the industry in which we conduct our operations and our profitability.

Terrorist attacks may harm our results of operations and the investment of our stockholders. We have no assurance that there will not be further terrorist attacks against the United States or U.S. businesses. These attacks or armed conflicts may directly impact the property underlying our ABS securities or the securities markets in general. These attacks could also severely harm our asset management operations. Losses resulting from these types of events are generally uninsurable.

More generally, any of these events could reduce consumer confidence and spending or increase volatility in the United States and worldwide financial markets and economy. Adverse economic conditions could harm the value of the property underlying our ABS or the securities markets in general, which could reduce our operating results and revenues and increase the volatility of our holdings.

Risks Related to Our Principal Investing Segment

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

We obtain a significant portion of our funding through repurchase facilities. When we engage in a repurchase transaction, we generally sell securities to the transaction counterparty and receive cash from the counterparty. The counterparty is obligated to resell the securities back to us at the end of the term of the transaction, which is currently one to 30 days. Because the cash we receive from the counterparty when we initially sell the securities is less than the value of those securities (by the margin), if the counterparty defaulted on its obligation to resell the securities back to us we would incur a loss on the transaction equal to such margin (assuming no change in the value of the securities). We would also lose money on a repurchase transaction if the value of the underlying securities has declined as of the end of the transaction term, as we would have to repurchase the securities for their initial value but would receive securities worth less than that amount. Any losses we incur on our repurchase transactions could adversely affect our earnings and thus our dividend.

Certain of our repurchase agreements include negative covenants and collateral posting requirements that, if breached, may cause our repurchase transactions to be terminated early, in which event our counterparty could terminate all repurchase transactions existing with us and make any amount due by us to the counterparty payable immediately. If we have to terminate outstanding repurchase transactions and are unable to negotiate new and acceptable funding terms, our liquidity will be impaired. This may reduce the amount of capital available for investing or reduce our ability to distribute dividends. In addition, we may have to liquidate assets at a time when we might not otherwise choose to do so. There is no assurance we would be able to establish suitable replacement facilities.

We remain subject to losses on our mortgage portfolio despite our strategy of investing in highly-rated and Agency RMBS.

A significant portion of our assets is invested in RMBS that are either Agency RMBS or rated investment grade by at least one rating agency. While highly-rated RMBS are generally subject to a lower risk of default than lower credit quality RMBS, and may benefit from third-party credit enhancements such as insurance or corporate guarantees, such RMBS have been subject to significant credit losses. We have recently decided to focus our investment strategy on Agency RMBS. Ratings may change over time as a result of a number of factors, including greater than expected delinquencies, defaults or credit losses, or a deterioration in the financial strength of corporate guarantors, any of which may reduce the market value of such securities. Furthermore, ratings do not take into account the reasonableness of the issue price, interest rate risk, prepayment risk, extension risk or other risks associated with such RMBS. As a result, while we attempt to mitigate our exposure to credit risk in our mortgage portfolio on a relative basis by focusing on highly-rated RMBS, we cannot completely eliminate credit risk in these instruments.

Changes in prepayment rates could reduce the value of our RMBS, which could reduce our earnings and the cash available for dividends.

In the case of residential mortgage loans, there are seldom any restrictions on borrowers’ abilities to prepay their loans. Homeowners tend to prepay mortgage loans faster when interest rates fall. Consequently, owners of the loans have to reinvest the money received from the prepayments at the lower prevailing interest rates. Conversely, homeowners tend not to prepay mortgage loans when interest rates rise. As a result, owners of the loans are unable to reinvest money that would have otherwise been received from prepayments at the higher rates. This volatility in prepayment rates may impair our ability to maintain targeted amounts of leverage on our mortgage-backed securities portfolio and result in reduced earnings or losses and reduce the cash available for distribution to our stockholders. Holding Agency RMBS does not protect us against prepayment risks.

We have incurred substantial impairments of our assets and may incur significant impairments in the future.

Due to a variety of factors, including current adverse market conditions affecting the market for RMBS, we have incurred substantial impairments of our assets. These impairments have resulted in significant losses. Our assets, including our RMBS, may suffer additional impairments in the future causing us to recognize additional significant losses. Investors and lenders alike could lose confidence in the quality and value of our assets. These impairments, or the perception that these impairments may occur, can depress our stock price, harm our liquidity and materially adversely impact our results of operations. We may be forced to sell substantial assets at a time when the market is depressed in order to support or enhance our liquidity. Despite our need to sell substantial assets, we may be unable to make such sales on favorable terms or at all, further materially damaging our liquidity and operations. If we are unable to maintain adequate liquidity as a result of these impairments or otherwise, holders of our capital stock could lose some or all of their investment.

Our investment portfolio is heavily concentrated in adjustable-rate RMBS and we might not be able to achieve or sustain a more diversified portfolio.

As of December 31, 2007, 89.3% of our investment portfolio consisted of RMBS of which 79.5% were adjustable-rate. One of our key strategic objectives is to achieve a more diversified portfolio of investments that delivers attractive risk-adjusted returns. We might not succeed in this respect, and even if we do, a significant portion of our fully leveraged assets will likely be adjustable-rate RMBS. If we cannot achieve a more diversified portfolio, we will be particularly exposed to the investment risks that relate to investments in adjustable-rate RMBS, and we may suffer losses if those investments decline in value.

Legislation may be introduced that would prevent lenders from increasing the interest rates on adjustable-rate mortgages, which could negatively impact our net interest income and harm our operations.

We have recently decided to focus our investment strategy on Agency RMBS and expect that a significant amount of the RMBS we hold will consist of three- and five-year hybrid adjustable-rate RMBS. Due to the current crisis in the subprime mortgage market and the resulting weakness in broader mortgage market, it is foreseeable that legislation may be introduced at the federal or state level seeking to impose restrictions on the ability of lenders to increase the interest rate on adjustable-rate mortgages. Future federal or state legislative or regulatory action that restricts or prohibits increases in the interest rates of adjustable-rate mortgages could reduce the net interest income we expect to receive, impair the value of our assets and otherwise have a material adverse impact on our business, results of operations and financial condition.

Our real estate investments are subject to risks particular to real property.

We own assets secured by real estate and may own real estate directly. Real estate investments are subject to various risks, including:

•	declining real estate values, as is currently being experienced in many parts of the United States;

•	acts of God, including earthquakes, floods and other natural disasters, which may result in uninsured losses;

•	acts of war or terrorism, including the consequences of terrorist attacks, such as those that occurred on September 11, 2001;

•	adverse changes in national and local economic and market conditions;

•	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and ordinances;

•	costs of remediation and liabilities associated with environmental conditions; and

•	the potential for uninsured or under-insured property losses.

The occurrence of these or similar events may reduce our return from an affected property or investment and impair our ability to make distributions to stockholders.

The mortgage loans underlying our RMBS are subject to delinquency, foreclosure and loss, which could result in losses to us.

Residential mortgage loans are secured by single-family residential property. They are subject to risks of delinquency and foreclosure, and risks of loss. The ability of a borrower to repay a loan secured by a residential property depends on the income or assets of the borrower. Many factors may impair borrowers’ abilities and willingness to repay their loans, including economic recession, job loss and declining real estate values.

Commercial mortgage loans are secured by multi-family or commercial property. They are subject to risks of delinquency and foreclosure, and risks of loss that can be greater than similar risks associated with loans made on the security of single-family residential property. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of the property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Such income can be affected by many factors.

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

Foreclosure of a mortgage loan can be expensive and lengthy. This could impair our anticipated return on the foreclosed mortgage loan. RMBS represent interests in or are secured by pools of residential mortgage loans and CMBS represent interests in or are secured by a single commercial mortgage loan or a pool of commercial mortgage loans. Accordingly, the RMBS we invest in are subject to all of the risks of the underlying mortgage loans.

Our Corporate Debt portfolio includes debt of middle market companies.

Investment in middle market companies involves a number of significant risks, including:

•	these companies may have limited financial resources and may be unable to meet their obligations under their debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing any guarantees we may have obtained in connection with our investment;

•	they typically have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns;

•	they are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us; and

•	they generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position. In addition, our executive officers, directors and our investment adviser may, in the ordinary course of business, be named as defendants in litigation arising from our investments in the portfolio companies.

In addition, middle market companies may incur debt that ranks equally with, or senior to, our investments in such companies. Our investments in middle market companies consist primarily of mezzanine and senior debt securities. Middle market companies usually have, or may be permitted to incur, other debt that ranks equally with, or senior to, the debt securities in which we invest. By their terms, such debt instruments may provide that the holders thereof are entitled to receive payment of interest or principal on or before the dates on which we are entitled to receive payments in respect of the debt securities in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a middle market company, holders of debt instruments ranking senior to our investment in that company would typically be entitled to receive payment in full before we receive any distribution in respect of our investment. After repaying such senior creditors, the company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt securities in which we invest, we would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant company. In addition, we may not be in a position to control any middle market company by investing in its debt securities. As a result, we are subject to the risk that the company in which we invest may make business decisions with which we disagree and the management of such company, as representatives of the holders of their common equity, may take risks or otherwise act in ways that do not serve our interests as debt investors.

We may invest in the equity and mezzanine securities of CDOs, and such investments involve various risks, including that CDO equity receives distributions from the CDO only if the CDO generates enough income to first pay the holders of its debt securities and its expenses.

Our assets include the equity and/or mezzanine securities of two CDOs (Market Square CLO and DFR MM CLO), as well as DCM’s investments in the equity securities of certain of the CDOs that it manages, and we may buy equity securities of other CDOs. A CDO is a special purpose vehicle that purchases collateral (such as loans or asset-backed securities) that is expected to generate a stream of interest or other income. The CDO issues various classes of securities that participate in that income stream, typically one or more classes of debt instruments and a class of equity securities. The equity is usually entitled to all of the income generated by the CDO after the CDO pays all of the interest due on the debt securities and its expenses. However, there will be little or no income available to the CDO equity if there are defaults on the underlying collateral in excess of certain amounts or if the recoveries on such defaulted collateral are less than certain amounts. In that event, the value of our investment in the CDO’s equity could decrease substantially. In addition, the equity securities of CDOs are generally illiquid, and because they represent a leveraged investment in the CDO’s assets, their value will generally fluctuate more than the values of the underlying collateral.

Increases in interest rates could reduce the value of our investments, which could result in losses or reduced earnings and reduce the cash available dividends.

We invest indirectly in mortgage loans by purchasing RMBS. Under a normal yield curve where long-term rates are higher than short-term rates, the market value of an investment in RMBS will decline in value if long-term interest rates increase. Despite the fact that certain of the RMBS we own is Agency RMBS, we are not protected from declines in market value caused by changes in interest rates, which may ultimately reduce earnings or result in losses to us, which may reduce cash available for distribution to our stockholders.

A significant risk of our RMBS investment is that both long-term and short-term interest rates will increase significantly. If long-term rates increased significantly, the market value of these RMBS would decline and the duration and weighted average life of the investments would increase. We could realize a loss if the securities were sold. At the same time, an increase in short-term interest rates would increase the amount of interest owed on the repurchase agreements we may enter into in order to finance the purchase of RMBS.

Some of our investments are recorded at values based on estimates of fair value made by management, and there is thus uncertainty as to the value of these investments.

Some of our investments are securities that are not publicly traded. The fair value of such investments is not readily determinable. Depending on the accounting classification, these investments can be carried at fair value, lower of cost or market, or amortized cost with a loan loss reserve. Each of these carrying values is based on an estimate of fair value. Management reports estimated fair value of these investments quarterly. Because such valuations are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Our stock price could fall if our carrying values based on determinations of fair value of these investments are materially higher than the values that we ultimately realize upon their disposal.

The lack of liquidity in our investments may impair our results.

We invest in securities that are not publicly traded. Some of these securities may be subject to legal and other restrictions on resale or may be less liquid than publicly traded securities for other reasons. This may make it difficult for us to liquidate such investments if the need arises. In addition, if we must liquidate all or a portion of our investments quickly, we may realize significantly less than the value at which we have previously recorded the investments. We may face other restrictions on our ability to liquidate an investment in a business entity if we have material non-public information regarding the issuer.

A prolonged economic slowdown, a recession or declining real estate values could impair our investments and harm our operating results.

Many of our investments may be susceptible to economic slowdowns or recessions, which could lead to losses on those investments and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in lenders not extending credit to us, all of which could impair our operating results. Real estate values have been declining in many areas throughout the United States and such decline could spread further and accelerate, resulting in substantial losses.

Our interest rate hedging transactions may not completely insulate us from interest rate risk.

We typically engage in certain hedging transactions to seek to limit our exposure to changes in interest rates, but this may expose us to separate risks associated with such hedging transactions. We use instruments such as forward contracts and interest rate swaps, caps, collars and floors to seek to hedge against mismatches between the cash flows on our assets and the interest payments on our liabilities or fluctuations in the relative values of our portfolio positions, in each case resulting from changes in interest rates. Hedging against a decline in the values of our portfolio positions does not eliminate the possibility of fluctuations in the values of these positions or prevent losses if the values decline. Such hedging transactions may also limit the opportunity for gain if the positions increase. Moreover, it may not be possible to hedge against an interest rate fluctuation that is widely anticipated.

We may enter into hedging transactions to seek to reduce interest rate risks. However, unanticipated changes in interest rates may result in poorer overall investment performance than if we had not engaged in any hedging. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. This may prevent us from achieving the intended hedge and expose us to risk of loss.

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

Risks Related to the Merger

We may not have uncovered all risks associated with acquiring Deerfield, and significant liabilities may arise after completion of the Merger.

There may be risks that we failed or were unable to discover in the course of performing our due diligence in connection with the completion of the Merger. All of Deerfield’s liabilities will remain intact after the Merger, whether pre-existing or contingent, as a matter of law. While we tried to minimize this risk by conducting due diligence, there could be numerous liabilities that we failed to identify. Any significant liability that may arise or be discovered after the closing may harm our business, financial condition, results of operations and prospects. Further, any rights to indemnification we have are limited in amount and by time.

The Merger may subject our performance to significant risks that are associated with DCM’s business to which we have not historically been subject.

Historically we have been a financial company that invests primarily in RMBS and other real estate investments, as well as corporate investments. We generate risk-adjusted spread-based income from our investment portfolio. DCM is a Chicago based, SEC-registered asset manager. DCM generates fee-based revenue from the management of these client funds. Accordingly, while the completion of the Merger significantly diversified our business, it may have also subjected us to significant new risks and uncertainties associated with DCM’s business to which we have not historically been subject.

DCM’s business may be harmed by it becoming our subsidiary.

DCM’s status as our subsidiary may make it difficult for DCM to retain existing clients, including the underlying investors in the investment funds DCM manages, and to attract new clients. Such clients may determine that DCM has an incentive to favor its management of our Principal Investing segment over DCM’s investing for those clients, particularly if the client account is likely to compete with us, for example with regard to the allocation of scarce investment opportunities. While we cannot predict the effect on DCM’s business that will result from DCM becoming our wholly-owned subsidiary, the completion of the Merger could have an adverse effect on DCM’s existing and future client relationships and its business and revenues.

Our ownership of Deerfield might jeopardize our 1940 Act exemption or limit our ability to implement our investment strategy and thus reduce our earnings and ability to pay dividends.

In order to be exempt from regulation under the 1940 Act, we — and each of our subsidiaries — must qualify for one of the exemptions from investment company status in the 1940 Act. Our ownership of Deerfield will be held through our subsidiary DC LLC, which relies on an exemption from investment company status that generally requires it to maintain at least 55% of its assets in specified real estate assets and at least 80% of its assets in real estate and real-estate related securities. DC LLC’s ownership interest in Deerfield will not constitute such a security, and thus may make it more difficult for DC LLC to comply with the 80% asset test. As a result, we will need to monitor carefully DC LLC’s compliance with the 80% asset test, and the Merger may make it difficult for DC LLC to acquire other assets that do not qualify as real estate or real estate related securities, even if such assets might have generated higher returns than an investment in Deerfield. If DC LLC fails to meet the 80% asset test, we could be required to materially restructure our activities and to register as an investment company under the 1940 Act, which could prevent us from carrying out our Principal Investing strategy and otherwise impair our operating results.

Our status as a proprietary account of DCM might restrict DCM’s management of our investing.

For regulatory purposes, we are likely to be considered a “proprietary” account of DCM. This may restrict DCM’s management of our account, for example with regard to “crossing” transactions between our account and the account of a non-proprietary DCM client. DCM may not be successful in managing these restrictions after the completion of the Merger.

We may not be able to realize the projected economic benefits of the Merger.

We may have incorrectly evaluated the financial and other benefits of the Merger or misjudged the timeframe in which we would be able to realize such benefits following the Merger. Despite our belief, the acquisition may not enhance our long-term growth opportunities. The Merger may not provide us the opportunity to deploy a portion of our capital to higher growth, higher fee product opportunities that we believe are available in DCM’s platform or we may not have capital available to do so due to liquidity restraints. DCM’s investment platforms may not be scalable as we expect. Further, we may not realize any benefit from our perception that the internalization of our manager better aligns the interests of management with that of our stockholders. These benefits and others may not be realized as a result of the Merger.

We have always been externally managed and we may not be able to successfully transition to an internally managed company.

We have always been externally managed and did not employ our own management personnel until the Merger. If we do not successfully transition to an internally managed company and otherwise successfully integrate Deerfield’s operations, our operations and financial performance could be significantly damaged. In addition, there may be significant costs incurred in connection with such integration and it may divert management’s attention from other important matters.

We incurred additional indebtedness in order to consummate the Merger and our increased leverage could adversely affect our financial health.

As of December 31, 2007, our total long-term outstanding debt on a consolidated basis was approximately $775.4 million. In order to complete the Merger, we incurred an additional approximately $74 million of indebtedness, and we also assumed debt of Deerfield outstanding as of December 21, 2007 in the amount of $1.7 million. Our indebtedness and the covenants and obligations contained therein could adversely affect our financial health and business and future operations by, among other things:

•	making it more difficult for us to satisfy our obligations, including with respect to our indebtedness;

•	increasing our vulnerability to adverse economic and industry conditions;

•	limiting our ability to obtain any additional financing we may need to operate, develop and expand our business;

•	requiring us to dedicate a substantial portion of any cash flows to service our debt, which reduces our funds available for operations and future business opportunities;

•	potentially making us more highly leveraged than our competitors, which could potentially decrease our ability to compete in our industry;

•	increasing our exposure to risks of interest rate fluctuations as most of our borrowings are at variable rates of interest; and

•	limiting our flexibility in planning for, or reacting to, changes in our business, and the industry in which we operate.

Our ability to make payments on our debt will depend upon our future operating performance, which is subject to general economic and competitive conditions and to financial, business and other factors, many of which we cannot control. If the cash flows from our operations are insufficient to service our debt obligations, we may take actions, such as delaying or reducing capital expenditures, attempting to restructure or refinance our debt, selling assets or operations or seeking additional equity capital. Any or all of these actions may not be sufficient to allow us to service our debt obligations. Further, we may be unable to take any of these actions on satisfactory terms, in a timely manner or at all. We may also fail to meet other obligations we owe to the holders of our senior notes or other indebtedness which may result in an event of default with damaging consequences. Our failure to generate sufficient funds to pay our debts or to successfully undertake any of these actions could, among other things, materially adversely affect the market value of our common stock and our ability to repay our obligations under our indebtedness.

Risks Related to Our Investment Management Segment

The income from Deerfield and DCM will be subject to federal, state and local income tax, and our ownership of Deerfield and DCM may jeopardize our REIT qualification and may limit our ability to conduct our investment strategy.

Deerfield’s income consists solely of the income earned by DCM, which consists primarily of advisory fee income. That advisory fee income is not qualifying income for purposes of either the 75% or 95% gross income test applicable to REITs. A REIT, however, may own stock and securities in one or more TRSs that may earn income that would not be qualifying income if earned directly by the parent REIT. Consequently, we hold our ownership interest in Deerfield and DCM through two domestic TRSs, the Deerfield TRSs. Overall, no more than 20% of the value of a REIT’s assets may consist of stock or securities of one or more TRSs. A TRS pays federal, state and local income tax at regular corporate rates on any income it earns. In addition, the TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis.

Because we hold our ownership interest in Deerfield and DCM through the Deerfield TRSs, the income earned by Deerfield and DCM will be fully subject to federal, state and local income tax. Moreover, the value of our investment in the stock and securities of our TRSs may not, in the aggregate, exceed 20% of the value of our total assets. In addition, our income from our TRSs, combined with our other nonqualifying income for purposes of the 75% gross income test, may not exceed 25% of our gross income on an annual basis. Accordingly, our ownership of Deerfield and DCM may limit our ability to invest in other TRSs and other assets that produce nonqualifying income, even though such investments would otherwise have been in accordance with our investment strategy.

DCM’s revenues fluctuate based on the amount or value of client assets, which could decrease for various reasons including investment losses and withdrawal of capital.

DCM’s success depends on its ability to earn investment advisory fees from the client accounts it manages. Such fees generally consist of payments based on the amount of assets in the account (management fees) and on the profits earned by the account or the returns to certain investors in the account (performance fees). If there is a reduction in an account’s assets, there will be a corresponding reduction in DCM’s management fees from the account and a likely reduction in DCM’s performance fees (if any) relating to the account, since the smaller the account’s asset base, the smaller the potential profits earned by the account. There could be a reduction in an account’s assets as the result of investment losses in the account, the withdrawal by investors of some or all of their capital in the account or forced liquidation of the assets in the account. The performance fees payable by the investment funds managed by DCM have a “high water mark” feature, under which, in general, a performance fee is payable by the fund to DCM only for measurement periods when the fund’s net profits exceed any net losses carried forward from previous measurement periods. The main investment fund managed by DCM had significant net losses in 2007, and DCM generally will not earn a performance fee from this fund for 2008 or subsequent years except to the extent, if any, that the fund’s net profits for the year exceed the net losses carried forward from 2007 or subsequent years.

Investors in the accounts managed by DCM have various types of withdrawal rights, ranging from the right of investors in separately managed accounts to withdraw any or all of their capital on a daily basis, the right of investors in investment funds to withdraw their capital on a monthly or quarterly basis, and the right of investors in CDOs to terminate the CDO or DCM as the CDO’s manager in specified situations. Investors in investment funds and separately managed accounts might withdraw capital for many reasons, including their dissatisfaction with the account’s returns or volatility, adverse publicity regarding DCM, adverse financial developments at DCM or DFR, DCM’s loss of key personnel, errors in reporting to investors account values or account performance, other matters resulting from problems in DCM’s systems technology, investors’ desire to invest their capital elsewhere, and their need (in the case of investors that are themselves investment funds) for the capital to fund withdrawals by their investors. DCM could experience a major loss of account assets, and thus advisory fee revenue, at any time. The main investment fund managed by DCM experienced significant performance volatility, and net losses, in the fourth quarter of 2007, and the fund experienced withdrawals of investor capital as of the end of that quarter. We believe that the recent credit market dislocations may cause this fund, or other funds, to experience further performance volatility, which could lead to additional losses or withdrawals of capital from those funds.

DCM’s performance fees may increase earnings volatility, which could depress our stock price.

Historically, a significant portion of DCM’s revenues has been derived from performance fees on the various accounts that DCM manages. Performance fees are generally based on the profits DCM generates for client accounts or the returns to certain investors in those accounts. With respect to DCM’s investment funds, these performance fees have a “high water mark” feature, under which, in general, a performance fee is payable by the fund to DCM only for measurement periods when the fund’s net profits exceed any net losses carried forward from previous measurement periods. With respect to DCM’s CDOs, DCM is entitled to performance fees only if the returns on the related portfolios exceed agreed-upon periodic or cumulative return targets. Performance fees, if any, will vary from period to period in relation to volatility in investment returns, causing DCM’s earnings to be more volatile than if it did not manage assets on a performance fee basis. The recent credit market dislocations have significantly increased the volatility of the investment funds managed by DCM. Also, alternative asset managers typically derive a greater portion of their revenues from performance fees than traditional asset managers, thus increasing the potential volatility in DCM’s earnings. The volatility in DCM’s earnings may depress our stock price.

Poor investment performance could lead to a loss of clients and a decline in DCM’s revenues.

Investment performance is a key factor for the retention of client assets, the growth of DCM’s AUM and the generation of investment advisory fee revenue. Poor investment performance, including downgrades of ratings assigned to DCM or the portfolios it manages, could impair DCM’s revenues and growth because:

•	existing clients might withdraw funds in favor of better performing products, which would result in lower investment advisory fees for DCM;

•	DCM’s subordinate management fees for a CDO may be deferred or never received;

•	DCM’s ability to attract funds from existing and new clients might diminish; and

•	DCM might earn minimal or no performance fees.

The failure of DCM’s investment products to perform well both on an absolute basis and in relation to competing products, therefore, could have a material adverse effect on DCM’s business.

DCM derives much of its revenues from contracts that may be terminated on short notice.

DCM derives a substantial portion of its revenues from investment management agreements with accounts that generally have the right to remove DCM as the investment advisor of the account and replace it with a substitute investment advisor under certain conditions. Some of these investment management agreements may be terminated for various reasons, including failure to follow the account’s investment guidelines, fraud, breach of fiduciary duty and gross negligence, or, alternatively, may not be renewed.

With respect to DCM’s agreements with some of the CDOs it manages, DCM can be removed without cause by investors that hold a specified amount of the securities issued by the CDO. All of DCM’s agreements with CDOs allow investors that hold a specified amount of securities issued by the CDO to remove DCM for “cause,” which typically includes DCM’s violation of the management agreement or the CDO’s indenture, DCM’s breach of its representations and warranties under the agreement, DCM’s bankruptcy or insolvency, fraud or a criminal offense by DCM or its employees, and the failure of certain of the CDO’s performance tests. These “cause” provisions may be triggered from time to time with respect to our CDOs, and as a result DCM could be removed as the investment manager of such CDOs.

DCM’s investment advisory agreements with separately managed accounts are typically terminable by the client without penalty on 30 days’ notice or less.

DCM will lose investment advisory fee income if investors in its investment funds redeem their investments.

Investors in DCM’s investment funds may generally redeem their investments on a monthly or quarterly basis, subject to the applicable fund’s specific redemption provisions. DCM has experienced investment fund redemptions in the past and may again in the future. In a declining market, the pace of redemptions and consequent reduction in DCM’s AUM could accelerate. Investors may decide to move their capital away from DCM to other investments for any number of reasons, including poor investment performance. Factors which could result in investors redeeming their investments in DCM’s funds include their dissatisfaction with the account’s performance, adverse publicity regarding DCM, changes in interest rates which make other investments more attractive, changes in investor perception regarding DCM’s focus or alignment of interest, unhappiness with changes in or broadening of a fund’s investment strategy, changes in DCM’s reputation, and departures or changes in responsibilities of key investment professionals, errors in reporting to investors account values or account performance or other matters resulting from problems in DCM’s systems technology, investors’ desire to invest their capital elsewhere and their need (in the case of investors that are themselves investment funds) for the capital to fund withdrawals by their own investors. The decrease in revenues that would result from significant redemptions in DCM’s investment funds could have a material adverse effect on our business, revenues, net income and cash flows.

DCM has experienced and may continue to experience declines in and deferrals of management fee income from its CDOs due to defaults, downgrades and depressed market values with respect to the collateral underlying such CDOs.

Under the investment management agreements between DCM and the CDOs it manages, payment of DCM’s management fees is generally subject to a “waterfall” structure. Pursuant to these “waterfalls,” all or a portion of DCM’s fees may be deferred if, among other things, the CDOs do not generate sufficient cash flows to pay the required interest on the notes they have issued to investors and certain expenses they have incurred. This could occur if the issuers of the collateral underlying the CDOs default on or defer payments of principal or interest relating to such collateral. Due to the continued severe levels of defaults and delinquencies on the assets underlying certain of the CDOs, DCM has experienced declines in and deferrals of its management fees. If such defaults and delinquencies continue or increase, DCM will experience continued declines in and deferrals of its management fees.

Additionally, all or a portion of DCM’s management fees from the CDOs that it manages may be deferred if such CDOs fail to meet their over-collateralization requirements. Pursuant to the “waterfall” structure discussed above, such failures generally require cash flows to be diverted to amortize the most senior class of notes prior to paying a portion of DCM’s management fees. Defaulted assets, which in some CDOs may include severely downgraded assets, are generally carried at a reduced value for purposes of the over-collateralization tests. In some CDOs, defaulted assets are required to be carried at their market values for purposes of the over-collateralization tests. Due to exceptionally high levels of defaults, severe downgrades and depressed market values of the collateral underlying the CDOs managed by DCM, certain of those CDOs have breached their over-collateralization tests, and DCM has therefore experienced, and may continue to experience, declines in and deferrals of its management fees.

There may be other structural protections built into the CDOs that DCM manages that could result in the decline in or deferral of DCM’s management fees in the event that the CDO experiences a period of declining performance or increased defaults.

DCM could lose management fee income from the CDOs it manages or client AUM as a result of the triggering of certain structural protections built into such CDOs.

The CDOs managed by DCM generally contain structural provisions including, but not limited to, over-collateralization requirements and/or market value triggers that are meant to protect investors from deterioration in the credit quality of the underlying collateral pool. In certain cases, breaches of these structural provisions can lead to events of default under the indentures governing the CDOs and, ultimately, acceleration of the notes issued by the CDO and liquidation of the underlying collateral. In the event of a liquidation of the collateral underlying a CDO, DCM will lose client AUM and therefore management fees, which could have a material and adverse effect on DCM’s earnings. One of the CDOs of asset backed securities that we manage has triggered an event of default resulting from downgrades of its underlying collateral. The notes issued by this CDO have been accelerated, but the CDO’s investors have not directed that the collateral be liquidated at this time. In addition, one of the CLOs that we manage has tripped its market value trigger, resulting in an event of default. The notes issued by this CLO have been accelerated, and the requisite investors have requested enforcement against the collateral held by the CLO. Accordingly, an administrative receiver has been appointed to liquidate the portfolio. Our structured loan fund has also tripped its market value trigger, giving certain investors in that fund the right to force a liquidation of that portfolio.

DCM faces risks from prolonged dislocations in the markets in which it participates.

Recently, as further described elsewhere in these risk factors, the credit markets have generally experienced a significant correction associated with the subprime and second lien mortgage issues which has stalled CDO origination. This disruption may continue well into 2008 and, potentially, for a significantly longer period of time. Additionally, the collateralized loan obligation market has experienced a slow down significantly in response to spread widening and changing investor demand, which could materially and adversely impact the rate at which DCM is able to add AUM. Also, the institutional bank loans underlying DCM’s collateralized loan obligations have recently been subject to sharp decreases in market value, which may lead to the triggering of certain structural protections built into the indentures governing such vehicles. Prolonged dislocation of these markets could materially and adversely impact our results of operations or financial condition.

The loss of key portfolio managers and other personnel could harm DCM’s business.

DCM generally assigns the management of its investment products to specific teams, consisting of DCM portfolio management and other personnel, many of whom are not bound by employment agreements. The loss of a particular member or members of such a team — for example, because of resignation or retirement — could cause investors in the product to withdraw, to the extent they have withdrawal rights, all or a portion of their investment in the product, and adversely affect the marketing of the product to new investors and the product’s performance. In the case of certain CDOs, DCM can be removed as investment advisor upon its loss of specified key employees. In the case of certain other accounts, investors may have the right to redeem their investments upon DCM’s loss of specified key employees. In addition to the loss of specific portfolio management team members, the loss of one or more members of DCM’s senior management involved in supervising the portfolio teams could have similar adverse effects on DCM’s investment products.

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

It could be both expensive and difficult for DCM to develop new strategies and products, and DCM may not be successful in this regard. In addition, alternative asset management products represent a substantially smaller segment of the overall asset management industry than traditional asset management products (such as many bond mutual funds). If DCM is unable to expand its offerings beyond alternative asset management products, this could inhibit its growth and harm its competitive position in the investment management industry.

Changes in the fixed income markets could adversely affect DCM.

DCM’s success depends largely on the attractiveness to institutional investors of investing in the fixed income markets, and changes in those markets could significantly reduce the appeal of DCM’s investment products to such investors. Such changes could include increased volatility in the prices of fixed income instruments, periods of illiquidity in the fixed income trading markets, changes in the taxation of fixed income instruments, significant changes in the “spreads” in the fixed income markets (the amount by which the yields on particular fixed income instruments exceed the yields on benchmark U.S. Treasury securities or other indexes) and the lack of arbitrage opportunities between U.S. Treasury securities and their related instruments (such as interest rate swap and futures contracts).

The fixed income markets can be highly volatile, and the prices of fixed income instruments may fluctuate for many reasons beyond DCM’s control or ability to anticipate, including economic and political events and terrorism. Any adverse changes in investor interest in the fixed income markets could reduce DCM’s AUM and therefore our revenues, which could have a material adverse effect on our earnings and stock price.

Changes in CDO spreads could make it difficult for DCM to launch new CDOs.

It is important for DCM to be able to launch new CDO products from time to time, both to expand its CDO activities (which are a major part of DCM’s business) and to replace existing CDOs as they are terminated or mature. The ability to launch new CDOs is dependent, in part, on the amount by which the interest earned on the collateral held by the CDO exceeds the interest payable by the CDO on the debt obligations it issues to investors, as well as other factors. If these “spreads” are not wide enough, the proposed CDO will not be attractive to investors and thus cannot be launched. There may be sustained periods when such spreads will not be sufficient for DCM to launch new CDO products, which could materially impair DCM’s business.

DCM may be unable to increase its AUM in certain of its investment vehicles, or it may have to reduce such assets, because of capacity constraints.

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

DCM depends on third-party distribution channels to market its CDOs and anticipates developing third-party distribution channels to market its investment funds.

DCM’s CDO management services are marketed to institutions that organize and act as selling or placement agents for CDOs. The potential investor base for CDOs is limited, and DCM’s ability to access clients is highly dependent on access to these selling and placement agents. We cannot assure holders of our capital stock that these channels will continue to be accessible to DCM. The inability to have such access could have a material and adverse effect on DCM’s earnings.

DCM’s investment fund and separately managed account management services are marketed directly to existing and prospective investors. Although DCM has not historically relied on third party distributors as a source of new business for its investment funds and separately managed accounts, DCM expects to develop third party relationships in the future as it expands into attractive markets, such as pension funds, where consultant relationships are critical. However, DCM may be unable to develop such third party relationships. DCM’s inability to develop such distributor relationships could have a material and adverse effect on the expansion of its investment fund and separately managed accounts business.

The fixed income alternative asset management industry is highly competitive, and DCM may lose client assets due to competition from other asset managers that have greater resources than DCM or that are able to offer services and products at more competitive prices.

The alternative asset management industry is very competitive. Many firms offer similar and additional investment management products and services to the same types of clients that DCM targets. DCM currently focuses almost exclusively on fixed income securities and related financial instruments in managing client accounts. It has limited experience in equity securities. This is in contrast to numerous other asset managers with comparable AUM, which have significant background and experience in both the equity and debt markets and thus are more diversified.

In addition, many of DCM’s competitors have or may in the future develop greater financial and other resources, more extensive distribution capabilities, more effective marketing strategies, more attractive investment vehicle structures and broader name recognition. DCM’s competitors may be able to use these resources and capabilities to place DCM at a competitive disadvantage in retaining AUM and adding new assets. Also, DCM may be at a disadvantage in competing with other asset managers that are subject to less regulation and are thus less restricted in their client solicitation and portfolio management activities, and DCM may be competing for non-U.S. clients with asset managers that are based in the jurisdiction of the prospective client’s domicile.

Because barriers to entry into the alternative asset management business are relatively low, DCM may face increased competition from many new entrants into DCM’s relatively limited market of providing fixed income asset management services to institutional clients. Also, DCM is a relatively recent entrant into the REIT management business, and DCM competes in this area against numerous firms that are larger, more experienced or both.

Additionally, if other asset managers offer services and products at more competitive prices than DCM, DCM may not be able to maintain its current fee structure. Although DCM’s investment management fees vary somewhat from product to product, historically DCM has competed primarily on the performance of its products and not on the level of its investment management fees relative to those of its competitors. In recent years, however, despite the fact that alternative asset managers typically charge higher fees than traditional managers, particularly with respect to investment funds and similar products, there has been a trend toward lower fees in the investment management industry generally.

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

DCM’s failure to comply with investment guidelines set by its clients or the provisions of the management agreement and other agreements to which it is a party could result in damage awards against DCM and a loss of AUM, either of which could cause our earnings to decline.

As an investment advisor, DCM has a fiduciary duty to its clients. When clients retain DCM to manage assets on its behalf, they may specify certain guidelines regarding investment allocation and strategy that DCM is required to observe in the management of its portfolios. In addition, DCM will be required to comply with the obligations set forth in the management agreement and other agreements to which it is a party.

DCM’s failure to comply with these guidelines or the terms of these agreements could result in losses to clients, investors in a fund or other parties, and such parties could seek to recover such losses from DCM. In addition, losses could result in the client withdrawing its assets from DCM’s management, the fund terminating DCM’s management agreement or investors withdrawing their capital from the fund. Although DCM has installed procedures and utilizes the services of experienced administrators, accountants and lawyers to assist it in adhering to these guidelines and the terms of these agreements, and maintains limited insurance to protect itself in the case of client losses, we cannot assure that such precautions or insurance will protect us from potential liabilities. The occurrence of any of these events could cause our earnings or stock price to decline.

DCM could lose client assets as the result of adverse publicity.

Asset managers such as DCM can be particularly vulnerable to losing clients because of adverse publicity. Asset managers are generally regarded as fiduciaries, and if they fail to adhere at all times to a high level of honesty, fair dealing and professionalism they can incur large and rapid losses of client assets. Accordingly, a relatively small perceived lapse in this regard, including if it resulted in a regulatory investigation or enforcement proceeding, could materially harm DCM’s business.

Changes in laws, regulations or government policies affecting DCM’s businesses could limit its revenues, increase its costs of doing business and materially and adversely affect its business.

DCM’s business is subject to extensive government regulation. This regulation is primarily at the federal level, through regulation by the SEC under the Investment Advisers Act of 1940, as amended, or the Investment Advisers Act, and regulation by the CFTC under the Commodity Exchange Act, as amended. DCM is also regulated by state agencies.

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

If DCM fails to comply with applicable laws or regulations, DCM could be subject to fines, censure, suspensions of personnel or other sanctions, including revocation of its registration as an investment adviser, commodity trading advisor or commodity pool operator, any of which could cause our earnings or stock price to decline. The regulations to which DCM’s businesses are subject are designed to protect its clients, investors in its funds and other third parties and to ensure the integrity of the financial markets. These regulations are not designed to protect our stockholders. Changes in laws, regulations or government policies could limit DCM’s revenues, increase its costs of doing business and materially and adversely affect our business. Changes in laws, regulations or government policies could limit DCM’s revenues, increase its costs of doing business and materially harm its business.

DCM Europe, a subsidiary of Deerfield, is subject to extensive government regulation, primarily by the United Kingdom Financial Services Authority under the U.K. Financial Services and Markets Act of 2000. The non-U.S. domiciled investment funds that DCM manages are regulated in the jurisdiction of their domicile. Changes in the laws or government policies of these foreign jurisdictions could limit DCM’s revenues from these funds, increase DCM’s costs of doing business in these jurisdictions and materially adversely affect DCM’s business. Furthermore, if we expand our business into additional foreign jurisdictions or establish additional offices or subsidiaries overseas, we could become subject to additional non-U.S. laws, regulations and government policies.

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

To qualify as a REIT for federal income tax purposes and to maintain our exemption from the 1940 Act, we must continually satisfy numerous income, asset and other tests, thus having to forgo investments we might otherwise make and hindering our investment performance.

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

In order to qualify as a REIT, we must distribute annually to our stockholders at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gain. To the extent that we satisfy the 90% distribution requirement, but distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed income. In addition, we will incur a 4% nondeductible excise tax on any amount by which our distributions in any calendar year are less than the sum of:

•	85% of our ordinary income for that year;

•	95% of our capital gain net income for that year; and

•	100% of our undistributed taxable income from prior years.

We intend to continue to distribute our net taxable income to our stockholders in a manner intended to satisfy the 90% distribution requirement and to avoid both corporate income tax and the excise tax. However, breaches of certain covenants related to our trust preferred securities may prohibit us from making future distributions to holders of our capital stock, which could cause us to incur a significant excise (and possibly corporate income) tax liability or could cause us to lose our qualification as a REIT. There is no requirement that domestic TRSs distribute their after-tax net income to their parent REIT or their stockholders, and any of our TRSs may determine not to make any distributions to us.

Our taxable income may substantially exceed our net income as based on GAAP because, for example, realized capital losses will be deducted in determining our GAAP net income, but may not be deductible in computing our taxable income. In addition, we may invest in assets that generate taxable income in excess of economic income or in advance of the corresponding cash flow from the assets, referred to as phantom income. Although some types of phantom income are excluded to the extent they exceed 5% of our REIT taxable income in determining the 90% distribution requirement, we will incur corporate income tax and the excise tax with respect to any phantom income items if we do not distribute those items on an annual basis. As a result of the foregoing, we may generate less cash flow than taxable income in a particular year. In that event, we may be required to use cash reserves, incur debt, or liquidate non-cash assets at rates or times that we regard as unfavorable in order to satisfy the distribution requirement and to avoid corporate income tax and the excise tax in that year.

Dividends payable by REITs generally do not qualify for the reduced tax rates on dividend income from regular corporations.

The maximum tax rate for dividends payable to domestic stockholders that are individuals, trusts and estates were reduced in recent years to 15% (through 2010). Dividends payable by REITs, however, are generally not eligible for the reduced rates. Although this legislation does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock.

Stockholders will have “phantom income” if we make a taxable distribution of our stock in order to satisfy the 90% distribution requirement.

In order to qualify as a REIT, we must distribute annually to our stockholders at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gain. Certain taxable distributions of our stock to our stockholders would be treated as dividends for purposes of the 90% distribution requirement. Stockholders receiving a stock distribution treated as a dividend would have ordinary income to the extent of the value of the stock received. We may use taxable stock distributions to satisfy all or part of the 90% distribution requirement. A stockholder receiving a stock distribution would have taxable income without a corresponding receipt of cash, which is sometimes referred to as “phantom income.” There can be no guarantee that our cash distributions for a year will be sufficient for stockholders to pay the tax owed with respect to any taxable stock distributions.

Ownership limitations may restrict change of control or business combination opportunities in which our stockholders might receive a premium for their shares.

In order for us to qualify as a REIT for each taxable year, no more than 50% in value of our outstanding capital stock may be owned, directly or indirectly, by five or fewer individuals during the last half of any calendar year. Individuals for this purpose include natural persons, private foundations, some employee benefit plans and trusts, and some charitable trusts. In order to preserve our REIT qualification, our charter and certain board resolutions generally prohibit any person from directly or indirectly owning more than 7.7% in value or in number of shares, whichever is more restrictive, of any class or series of the outstanding shares of our capital stock, other than Robert C. Dart, Kenneth B. Dart and certain entities controlled by Robert C. Dart and Kenneth B. Dart, which are not permitted to own more than 18.5% in value or in number of shares, whichever is more restrictive, of our common stock. Additionally, in connection with the Merger, we granted limited exemptions to (i) Gregory H. Sachs, who is also one of our directors, and (ii) Triarc and Triarc Deerfield Holdings, LLC (a majority-owned subsidiary of Triarc) and certain of their affiliates, including Nelson Peltz and one of our directors, Peter W. May, from the ownership limit with respect to our Series A preferred stock and to Triarc and Triarc Deerfield Holdings, LLC with respect to our common stock.

These ownership limitations could discourage a takeover or other transaction in which holders of our common stock and Series A Preferred Stock might receive a premium for their shares over the then prevailing market price or which holders might believe to be otherwise in their best interests.

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

Deerfield TRS Holdings, Inc., the Deerfield TRSs, DFR Middle Market Sub-1, Inc. and DFR Middle Market Sub-2, Inc., as domestic TRSs, will pay federal, state and local income tax on their taxable income, and their after-tax net income is available for distribution to us but is not required to be distributed to us. The aggregate value of the TRS stock and securities owned by us will be less than 20% of the value of our total assets (including the TRS stock and securities). Furthermore, we monitor the value of our investments in TRSs for the purpose of ensuring compliance with the rule that no more than 20% of the value of our assets may consist of TRS stock and securities (which is applied at the end of each calendar quarter). In addition, we scrutinize all of our transactions with TRSs to ensure that they are entered into on arm’s-length terms in order to avoid incurring the 100% excise tax described above. There can be no complete assurance, however, that we will be able to comply with the 20% limitation discussed above or to avoid application of the 100% excise tax discussed above.

Our foreign TRSs could be subject to federal income tax at the entity level, which would greatly reduce the amounts those entities would have available to distribute to us.

Market Square CLO and DFR MM CLO, which are Cayman Islands exempted limited liability companies and are the issuers of two separate CLO transactions in which we have invested, Pinetree CDO, which is a Cayman Islands exempted limited liability company, and Deerfield TRS (Bahamas) Ltd., which is a Bahamas international business corporation and was formed to allow us to make alternative investments through an offshore entity, have elected to be TRSs. We may elect in the future to treat other foreign entities, including CDO issuers, as TRSs. There is a specific exemption from federal income tax for non-U.S. corporations that restrict their activities in the United States to trading stock and securities (or any activity closely related thereto) for their own account whether such trading (or such other activity) is conducted by the corporation or its employees through a resident broker, commission agent, custodian or other agent. We intend that our foreign TRSs will rely on that exemption or otherwise operate in a manner so that they will not be subject to federal income tax on their net income at the entity level. However, because we have elected to treat two of the DFR MM Subs that hold our interest in DFR MM CLO as TRSs, 40% of our income from that CDO will be subject to corporate income tax. If the Internal Revenue Service successfully challenged the qualification of our foreign TRSs for the exemption from federal income tax described above, that could greatly reduce the amount that our foreign TRSs would have available to pay to their creditors and to distribute to us.

We may lose our REIT status if the IRS successfully challenges our characterization of our income from our foreign TRSs.

We intend to treat dividends received with respect to our equity investments in our foreign TRSs, such as Market Square CLO, DFR MM CLO (to the extent not received by DFR MM Subs that have elected to be TRSs), Pinetree CDO and Deerfield TRS (Bahamas) Ltd. as qualifying income for purposes of the 95% gross income test but not the 75% gross income test. Because there is no clear precedent with respect to the qualification of such income for purposes of the REIT gross income tests, no assurance can be given that the IRS will not assert a contrary position. If this income was determined not to qualify for the 95% gross income test, we could be subject to a penalty tax with respect to the income to the extent it and our other nonqualifying income exceeds 5% of our gross income, or we could fail to qualify as a REIT.

Complying with REIT requirements may limit our ability to hedge effectively.

The REIT provisions of the Code substantially limit our ability to hedge RMBS and related borrowings. Under these provisions, our annual gross income from qualifying and non-qualifying hedges, together with any other income not generated from qualifying real estate assets, cannot exceed 25% of our gross income. In addition, our aggregate gross income from non-qualifying hedges, fees, and certain other non-qualifying sources cannot exceed 5% of our annual gross income. As a result, we might have to limit our use of advantageous hedging techniques or implement those hedges through a TRS. This could increase the cost of our hedging activities or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear.

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

We may be subject to adverse legislative or regulatory tax changes that could reduce the market price of our common stock or Series A Preferred Stock.

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

If we were to realize excess inclusion income, recently issued guidance from the Internal Revenue Service indicates that the excess inclusion income would be allocated among our stockholders in proportion to our dividends paid. Excess inclusion income cannot be offset by losses of our stockholders. If the stockholder is a tax-exempt entity and not a disqualified organization, then this income would be fully taxable as unrelated business taxable income under Section 512 of the Code. If the stockholder is a foreign person, it would be subject to U.S. federal income tax withholding on this income without reduction or exemption pursuant to any otherwise applicable income tax treaty.

Risks Related to the Series A Preferred Stock

An active trading market for the Series A Preferred Stock may not develop, and holders of our Series A Preferred Stock may be unable to resell their shares of Series A Preferred Stock at or above the purchase price.

The shares of Series A Preferred Stock that were issued in a private placement transaction pursuant to Section 4(2) of the Securities Act of 1933, as amended, or the Securities Act, and are not tradable on the PORTAL Market of the Nasdaq Stock Market, Inc. or any other market. We have agreed to seek a listing for the Series A Preferred Stock on the NYSE on or before April 30, 2008, subject to satisfaction of applicable listing standards, if the shares of Series A Preferred Stock have not been converted into shares of our common stock by that date. These listing standards may not be satisfied, and there can be no assurance that the Series A Preferred Stock will be listed on the NYSE or any other exchange or that a market for the Series A Preferred Stock will develop. Furthermore, even if the Series A Preferred Stock is accepted for listing on the NYSE, an active trading market may not develop and the market price of the Series A Preferred Stock may be volatile. As a result, holders of our Series A Preferred Stock may be unable to sell their shares of Series A Preferred Stock at a price equal to or greater than that which such stockholders paid, if at all.

Conversion of the Series A Preferred Stock will dilute the ownership interests of our existing common stockholders.

The conversion of the Series A Preferred Stock will dilute the ownership interests of our existing common stockholders. Any sales in the public market of the shares of common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the Series A Preferred Stock may encourage short selling by market participants because the conversion of the Series A Preferred Stock could depress the price of our common stock.

We may not be able to pay the redemption price of our Series A Preferred Stock upon the earlier of a change in control or December 20, 2014.

Upon the earlier to occur of (i) a change in control of our company or (ii) December 20, 2014, we have an obligation to redeem the Series A Preferred Stock at a redemption price equal to the greater of (i) approximately $150.0 million or (ii) the value of our common stock that the holders of Series A Preferred Stock would have received on the date of redemption as if the conversion occurred on that date, based on then current market prices. We may be unable to finance the redemption on favorable terms, or at all. Consequently, we may not have sufficient cash to purchase the shares of our Series A Preferred Stock upon the occurrence of such a mandatory redemption event. Further, the redemption obligation may limit or prevent our ability to undertake a change in control that would otherwise be in the best interests of our stockholders.

We may not issue preferred stock that is on par with, or senior to, the Series A Preferred Stock without the consent of the holders of 80% of the shares of Series A Preferred Stock, which limits the flexibility of our capital structure.

As long as the Series A Preferred Stock is outstanding, we may not issue preferred stock that is on par with, or senior to, the Series A Preferred Stock with respect to dividend or liquidation rights without the consent of the holders of 80% of the shares of Series A Preferred Stock. This limitation restricts the flexibility of our capital structure and may prevent us from issuing equity that would otherwise be in the best interests of our company and common stockholders.

The market price of common stock holders of our Series A Preferred Stock receive upon conversion may be less than the effective price paid for the shares of Series A Preferred Stock.

The market value of shares of our common stock received by holders of our Series A Preferred Stock on the conversion of the shares of our Series A Preferred Stock may be less than the effective price paid for the shares of Series A Preferred Stock. If the market value of our common stock is less than the liquidation price of those shares at the time of conversion, the value of the shares of our common stock issued to holders of our Series A Preferred Stock will be less than the redemption value of those shares. During the time when the Series A Preferred Stock is subject to conversion, we expect that the trading prices for the shares of our Series A Preferred Stock in the secondary market will be directly affected by the trading prices of our common stock, the general level of interest rates and our credit quality. The market price of our common stock has been volatile in the past and may be so in the future, which could adversely affect the value of the Series A Preferred Stock. Accordingly, holders of our Series A Preferred Stock assume the risk that the market value of the common stock may be less than the value of the Series A Preferred Stock, may decline further, and that any such decline could be substantial.

The shares of our Series A Preferred Stock will rank junior to all of our and our subsidiaries’ liabilities in the event of a bankruptcy, liquidation or winding up of our assets.

In the event of bankruptcy, liquidation or winding up, our assets will be available to pay obligations on the Series A Preferred Stock only after all of our liabilities have been paid and the liquidation preference, if any, of any future senior preferred stock issued by us has been paid and only on a pari passu basis with any parity preferred stock we may issue hereafter. In addition, the Series A Preferred Stock will effectively rank junior to all existing and future liabilities of our subsidiaries and any preferred stock of our subsidiaries held by third parties, and thus the rights of holders of our Series A Preferred Stock to participate in the assets of our subsidiaries upon any liquidation or reorganization of any subsidiary will be subject to the prior claims of that subsidiary’s creditors and preferred equity holders. In the event of bankruptcy, liquidation or winding up, there may not be sufficient assets remaining, after paying our and our subsidiaries’ liabilities, to pay amounts due on our Series A Preferred Stock then outstanding.

Our issuance of additional common stock or preferred stock may cause our common stock price to decline, which may negatively impact an investment in our Series A Preferred Stock.

Issuances or sales of substantial numbers of additional shares of our common or preferred stock, including in connection with future acquisitions, if any, or the perception that such issuances or sales could occur, may cause prevailing market prices for our common stock to decline, which may negatively impact an investment in our Series A Preferred Stock. In addition, our Board is authorized to issue additional series of shares of preferred stock without any action on the part of our common stockholders. Our Board also has the power, without common stockholder approval, to set the terms of any such series of shares of preferred stock that may be issued, including voting rights, conversion rights, dividend rights and preferences over our common stock. For example, the Series A Preferred Stock obligates us to make (i) preferential dividends in the minimum amount of approximately $7.5 million per year, (ii) a minimum redemption payment of approximately $150.0 million upon the earlier of a change in control or December 20, 2014, and (iii) obtain the consent of 80% of the outstanding shares of Series A Preferred Stock prior to our issuance of capital stock on parity with, or senior to, the Series A Preferred Stock. If we issue preferred stock in the future that has preference over our common stock with respect to the payment of dividends or upon our liquidation, dissolution or winding up, or if we issue preferred stock with voting rights that dilute the voting power of our common stock, the market price of our common stock could decrease, adversely affecting the value of our Series A Preferred Stock. We are also authorized to issue, without common stockholder approval, but subject to approval by 80% of the votes entitled to be cast by holders of the outstanding Series A Preferred Stock, equity securities that rank on parity with, or senior to, the Series A Preferred Stock as to the payment of dividends and distributions of assets upon liquidation. Any future issuance of preferred stock on parity with or senior to the Series A Preferred Stock may adversely affect our ability to pay dividends on the shares of our Series A Preferred Stock.

Holders of our Series A Preferred Stock may not receive common stock upon the conversion of the Series A Preferred Stock to the extent the receipt of such common stock would cause a violation of our ownership limitations.

In order for us to qualify as a REIT for each taxable year, no more than 50% in value of our outstanding capital stock may be owned, directly or indirectly, by five or fewer individuals during the last half of any calendar year. Individuals for this purpose include natural persons, private foundations, some employee benefit plans and trusts, and some charitable trusts. In order to preserve our REIT qualification, our charter and certain board resolutions generally prohibit any person from directly or indirectly owning more than 7.7% in value or in number of shares, whichever is more restrictive, of any class or series of the outstanding shares of our capital stock, other than Robert C. Dart, Kenneth B. Dart and certain entities controlled by Robert C. Dart and Kenneth B. Dart, which are not permitted to own more than 18.50% in value or in number of shares, whichever is more restrictive, of our common stock. Additionally, in connection with the Merger, we granted limited exemptions to (i) Gregory H. Sachs, who is one of our directors, and (ii) Triarc and Triarc Deerfield Holdings, LLC (a majority-owned subsidiary of Triarc) and certain of their affiliates, including Nelson Peltz and one of our directors, Peter W. May, from the ownership limit with respect to our Series A Preferred Stock and to Triarc and Triarc Deerfield Holdings, LLC with respect to our common stock.

The Series A Preferred Stock and our common stock received upon conversion of the Series A Preferred Stock are subject to these ownership limitations. If the conversion of the Series A Preferred Stock would result in a holder (other than a holder with an exemption from the ownership limitation with respect to our common stock) owning, directly or indirectly, in excess of 7.7% in value or in number of shares, whichever is more restrictive, of our common stock, any common stock that would have been received upon conversion in excess of that threshold would automatically be transferred to a trust for the exclusive benefit of a charitable beneficiary (as defined in our charter) and the holder would lose his or her rights to such common stock.

Holders of shares of our Series A Preferred Stock have limited voting rights, and will have no rights as a common stockholder unless and until they acquire shares of our common stock upon conversion.

Unless and until holders of our Series A Preferred Stock acquire shares of our common stock upon conversion, holders of our Series A Preferred Stock will have no rights with respect to our common stock, including voting rights (except as required by applicable state law or our articles of amendment and restatement, as amended, including the articles supplementary relating to the Series A Preferred Stock). Upon conversion, holders of our Series A Preferred Stock will be entitled to exercise the rights of a holder of common stock only as to matters for which the record date occurs after the conversion date. For example, in the event that an amendment is proposed to our charter or bylaws requiring stockholder approval that would not materially adversely affect the rights of our Series A Preferred Stock, and the record date for determining the stockholders of record entitled to vote on the amendment occurs prior to delivery of the common stock, holders of our Series A Preferred Stock will not be entitled to vote on the amendment, although such holders will nevertheless be subject to any changes in the powers, preferences or special rights of our common stock upon conversion.

The value of shares of our Series A Preferred Stock may be adversely affected by modifications to our capital structure for which the conversion rate will not be adjusted.

The number of shares of common stock that holders of our Series A Preferred Stock are entitled to receive upon conversion is subject to adjustment for certain events arising from stock splits and combinations, stock dividends and certain other actions by us that modify our capital structure. However, we may undergo an event which would not adjust the conversion rate. As a result, an event that adversely affects the value of the shares of our Series A Preferred Stock, but does not result in an adjustment to the conversion rate, could occur. Further, we are not restricted from issuing additional shares of our common stock or junior series of preferred stock while our Series A Preferred Stock is outstanding and have no obligation to consider the interests of holders of our Series A Preferred Stock for any reason. If we issue additional shares of common stock or junior series of preferred stock, it may materially and adversely affect the price of our common stock and the trading price of the shares of our Series A Preferred Stock. For example, we could issue a junior series of preferred stock without the consent of the holders of the Series A Preferred Stock that would ultimately be senior to the interests of the holders of the Series A Preferred Stock following the conversion of the Series A Preferred Stock into shares of common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We do not own any real property. We rent office space at 6250 North River Road, 9th Floor, Rosemont, Illinois 60018 and 280 Park Avenue, 41st Floor, New York, New York 10017 and in London, England (for DCM Europe).

ITEM 3.	LEGAL PROCEEDINGS

Our company received, and is producing documents in response to, subpoenas received from the SEC pursuant to a formal order of investigation. The SEC is investigating certain practices associated with the offer, purchase or sale of Collateralized Mortgage Obligations and Real Estate Mortgage Investment Conduits and the creation of re-REMICS. The information requested relates to certain mortgage securities transactions effected by DCM for our company in 2005 and 2006. For an additional description of these proceedings, see “Part I — Item 1A. Risk Factors — Risks Related to Our Business Generally — DFR and DCM are the subject of information requests by the SEC in an investigation that could result in SEC proceedings against us or DCM.”

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders during the fourth quarter of 2007.

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been trading on the New York Stock Exchange, or NYSE, under the trading symbol “DFR” since our initial public offering on June 29, 2005. As of February 26, 2008, we had 51,660,961 shares of common stock issued and outstanding and there were approximately 49 holders of record.

The following table sets forth, for the periods indicated, the high and low closing prices of our common stock as reported on the NYSE:

			Cash
			Dividends
	Closing Stock Price		Declared
	High	Low	per Share(1)

2006:
1st quarter	$13.89	$12.84	$0.36
2nd quarter	$13.59	$12.68	$0.38
3rd quarter	$13.62	$12.79	$0.40
4th quarter	$17.11	$13.11	$0.42
2007:
1st quarter	$17.03	$14.07	$0.42
2nd quarter	$17.00	$14.50	$0.42
3rd quarter	$15.20	$5.73	$0.42
4th quarter	$10.50	$7.06	$0.42

(1)	Cash dividends and per share amounts were declared in the quarter following the quarter in which they are presented, except that 4th quarter dividends were actually paid in the 4th quarter.

To satisfy the requirements to qualify as a real estate investment trust, or REIT, and generally not be subject to federal income and excise tax, we intend to make distributions of the requisite percentage of our REIT taxable income to holders of our stock out of assets legally available. Any future distributions we make will be at the discretion of our board of directors, or our Board, and will depend upon our earnings and financial condition, maintenance of REIT status, applicable provisions of the Maryland General Corporation Law and such other factors as our Board deems relevant. For more information regarding risk factors that could materially adversely affect our earnings and financial condition, please see “Part I — Item 1A. Risk Factors” and “Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Recent Sales of Unregistered Securities

We completed the Merger on December 21, 2007. The aggregate consideration paid by us to the members of Deerfield in the Merger consisted, in part, of 14,999,992 shares of Series A Cumulative Convertible Preferred Stock, or the Series A Preferred Stock, and approximately $73.9 million aggregate principal amount of two series of senior secured notes. The shares of Series A Preferred Stock and the senior secured notes were issued in a private placement transaction to a total of less than 20 persons pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, or the Securities Act, and the rules and regulations promulgated thereunder.

PERFORMANCE GRAPH

The following graph compares the total return on our common stock for the period from June 29, 2005, which was the first day our common stock traded on the NYSE, through December 31, 2007, with the changes in the Standard & Poor’s 500 Stock Index and the Bloomberg Mortgage REIT Index for the same period, assuming an investment of $100 for the common stock and each index for comparative purposes. Total return equals appreciation in stock price plus dividends paid and assumes that all dividends are reinvested. The information herein has been obtained from sources believed to be reliable, but neither its accuracy nor its completeness is guaranteed. The performance graph is not necessarily indicative of future investment performance.

Our common stock was originally issued on December 17, 2004 in a private placement of 26,666,667 shares at a purchase price of $15.00 per share. On July 5, 2005, we completed our initial public offering of 25,000,000 shares of common stock, $0.001 par value, at an offering price of $16.00 per share, including the sale of 679,285 shares of common stock by selling stockholders (for which we received no proceeds).

	6/29/2005	12/31/2005	12/31/2006	12/31/2007
Deerfield Capital Corp. (DFR) -☐-	$100.00	$87.54	$120.65	$66.68
Standard & Poor’s 500 Stock Index -Δ-	$100.00	$104.04	$118.21	$122.38
BBG REIT Mortgage Index -¡-	$100.00	$80.24	$87.15	$42.15

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents selected historical consolidated financial information, in thousands, except share and per share amounts, for the years ended December 31, 2007, 2006, 2005 and the period from December 23, 2004 (commencement) to December 31, 2004, and as of December 31, 2007, 2006, 2005 and 2004. The selected historical consolidated financial information has been derived from our audited consolidated financial statements some of which appear elsewhere in this Annual Report. Such selected financial data should be read in connection with “Part II — Item 8. Financial Statements and Supplementary Data” and “Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K, or Annual Report. Historical financial information may not be indicative of our future performance.

				Period from
				December 23, 2004
				(Commencement) to
	Year Ended December 31,			December 31,
	2007(1)	2006	2005	2004

Consolidated Statements of Operations Data:
Revenues
Interest income	$492,901	$459,298	$236,149	$189
Interest expense	393,387	372,615	177,442	49

Net interest income(2)	99,514	86,683	58,707	140
Provision for loan losses(3)	(8,433)	(2,000)	—	—

Net interest income after provision for loan losses	91,081	84,683	58,707	140
Investment advisory fees	1,455	—	—	—

Total net revenues	92,536	84,683	58,707	140
Expenses
Management fee expense to related party(4)	12,141	15,696	13,746	255
Incentive fee expense to related party	2,185	3,335	1,342	—
Compensation and benefits	1,309	—	—	—
Depreciation and amortization	297	—	—	—
Professional services	4,309	2,179	880	61
Insurance expense	751	718	681	16
Other general and administrative expenses	2,821	1,810	1,477	99

Total expenses	23,813	23,738	18,126	431

Other Income and Gain (Loss)
Net gain (loss) on available-for-sale securities(5)	(112,296)	2,790	5,372	—
Net gain (loss) on trading securities	15,496	750	(3,606)	—
Net gain (loss) on loans	(14,550)	1,167	(409)	—
Net gain (loss) on derivatives(6)	(55,746)	5,664	3,758	—
Dividend income and other net gain	3,117	265	320	—

Net other income and gain (loss)	(163,979)	10,636	5,435	—

Income (loss) before income tax expense	(95,256)	71,581	46,016	(291)
Income tax expense	980	6	95	—

Net Income (loss)	(96,236)	71,575	45,921	(291)
Less: Cumulative convertible preferred stock dividends and accretion	355	—	—	—

Net income (loss) attributable to common stockholders	$(96,591)	$71,575	$45,921	$(291)

Net income (loss) per share — Basic	$(1.87)	$1.39	$1.17	$(0.01)
Net income (loss) per share — Diluted	$(1.87)	$1.39	$1.17	$(0.01)
Weighted — average number of shares outstanding — Basic	51,606,247	51,419,191	39,260,293	26,923,139
Weighted — average number of shares outstanding — Diluted	51,606,247	51,580,780	39,381,073	26,923,139
Metrics:
Dividends declared(7)	$86,932	$80,650	$49,297	n/a
Dividends declared per common share outstanding	$1.68	$1.56	$1.23	$—
Book value per share outstanding(8)	$9.07	$13.32	$13.50	$13.83
Assets Under Management:
Principal Investing(9)	$7,076,344	$8,754,595	$7,754,267	$545,083
Investment management(10)	$14,491,951	n/a	n/a	n/a
Leverage(11)	12.9	12.0	10.6	n/m

				Period from
				December 23, 2004
				(Commencement) to
	Year Ended December 31,			December 31,
	2007(1)	2006	2005	2004

Consolidated Balance Sheet Data (as of):
Total residential mortgage-backed securities	$6,327,178	$7,691,428	$7,010,870	$444,958
Total assets	$7,787,969	$9,249,991	$8,203,812	$814,980
Repurchase agreements	$5,303,865	$7,372,035	$6,768,396	$317,810
Long-term Debt:
Revolving warehouse facility	$73,435	$260,950	$—	$—
Market Square CLO	$276,000	$276,000	$276,000	$—
DFR MM CLO(12)	$231,000	$—	$—	$—
Pinetree CDO(13)	$—	$287,825	$288,000	$—
Trust preferred securities	$123,717	$123,717	$51,550	$—
Series A & B Notes(1)	$71,216	$—	$—	$—
Series A cumulative convertible preferred stock	$116,162	$—	$—	$—
Stockholders’ equity(14)(15)(16)	$468,574	$688,953	$697,203	$378,012

(1)	On December 21, 2007, we completed the Merger and became internally managed. The aggregate consideration paid in connection with the Merger was 14,999,992 shares of Series A Preferred Stock with a fair value of $7.75 per share, $73.9 million in principal amount of Series A Senior Secured Notes and Series B Senior Secured Notes, $1.1 million in cash and an estimated $13.8 million of deal related costs, including an estimated $6.2 million of seller related deal costs, which are subject to adjustment. As a result of the Merger, Deerfield’s results for the 10-day period from December 22, 2007 through December 31, 2007 are included in our consolidated statement of operations for the year ended December 31, 2007 and balance sheet amounts as of December 31, 2007.

(2)	Our portfolio of investments totaled $7.1 billion, $8.8 billion, $7.8 billion and $0.5 billion as of December 31, 2007, 2006, 2005, and 2004, respectively.

(3)	During 2007, the net provision for loan losses recorded was composed of an increase in the provision of $12.2 million related to three loans, partially offset by a $3.8 million recovery on one of the loans. The 2006 provision for loan losses of $2.0 million was recorded for one loan which represented the amortized cost basis over the discontinued expected future cash flows.

(4)	In December 2004, we issued 403,847 shares of restricted stock and stock options to purchase 1,346,156 shares of our common stock to DCM. In connection with these issuances we have recorded $(0.1) million, $2.4 million, $3.8 million and $0.1 million of share-based compensation for the years ended December 31, 2007, 2006, 2005 and 2004, respectively.

(5)	For the years ended December 31, 2007 and 2006 we recorded other-than-temporary impairment of $109.6 and $7.0 million, respectively, primarily on residential mortgage-backed securities, or RMBS, and certain asset-backed securities, or ABS, as a result of significant declines in cash flows on the underlying collateral in 2006 and significant declines in value in 2007 combined with our intent to no longer hold such securities until recovery, and through maturity if necessary, as of December 31, 2007.

(6)	Net loss on derivatives of $55.7 million for the year ended December 31, 2007 is primarily a result of the de-designation of a significant amount of interest rate swaps during 2007 combined with unfavorable interest rate changes.

(7)	Cash dividends declared and per share amounts were declared in the quarter following the quarter in which they are presented, except that 4th quarter dividends were actually paid in the 4th quarter. The amounts shown are calculated by adding the individual quarterly dividends together for the year.

(8)	Book value per share is calculated by dividing total stockholders’ equity by the total outstanding shares.

(9)	Assets under management, or AUM, for Principal Investing excludes credit default and total return swaps and includes $6.3 billion, $7.7 billion, $7.0 billion and $445.0 million of RMBS as of December 31, 2007, 2006, 2005 and 2004, respectively.

(10)	AUM for Investment Management include $294.6 million and $300.0 million related to Market Square CLO Ltd., or Market Square CLO, and DFR Middle Market CLO Ltd., or DFR MM CLO, respectively,

which are managed by DCM on our behalf and are included in our Principal Investing segment. No fees are earned from third parties on these assets. The collateralized debt obligation, or CDO, amounts included in this total are as of the date of the last trustee reports received as of January 1, 2008. Investment funds include new contributions of $59.8 million received on January 1, 2008. As investment management fees are calculated based on the beginning of the month AUM which are inclusive of contributions effective the first of every month, disclosure of AUM is provided based on January 1, 2008 rather than December 31, 2007.

(11)	Leverage is calculated by dividing our total debt (principal amount of outstanding repurchase agreements, short-term debt and long-term debt) by total stockholders’ equity.

(12)	On July 17, 2007 we purchased 100% of the equity interest, issued as subordinated notes and ordinary shares, of DFR MM CLO, a Cayman Islands limited liability company, for $50.0 million. In addition to issuing the subordinated notes and ordinary shares, DFR MM CLO also issued several classes of notes, aggregating $250.0 million, discussed in “Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liabilities.” We also purchased all of the BBB/Baa2 rated notes of DFR MM CLO, for $19.0 million. The remaining $231.0 million of outstanding notes of DFR MM CLO were purchased by outside investors. DFR MM CLO, is one of our TRSs and is a variable interest entity, or VIE, under FIN 46R. We are the primary beneficiary of the VIE, causing us to consolidate the entity. DFR MM CLO is a bankruptcy remote entity.

(13)	The long-term debt related to the Pinetree CDO Ltd., or Pinetree CDO, was deconsolidated in 2007 as a result of our sale of preference shares causing us to no longer be deemed the primary beneficiary of the VIE.

(14)	In December 2004, we completed a private placement of 27,326,986 shares (including 403,847 restricted shares granted to DCM) of our common stock at $15.00 per share that generated net proceeds of $378.9 million

(15)	In July 2005, we completed our initial public offering of 25,000,000 shares of common stock at $16.00 per share that generated net proceeds of $363.1 million. We sold 24,320,715 common shares, and selling stockholders sold 679,285 common shares.

(16)	In addition to a net loss of $96.2 million, the overall value of our RMBS and interest rate swap portfolio significantly declined in value during 2007 as a result of the illiquidity experienced in the credit markets during the second half of the year.

n/a — not applicable

n/m — not meaningful

The following table is a summary of our Principal Investing assets by investment class:

	December 31,
	2007		2006		2005
Principal	Carrying	% of Total	Carrying	% of Total	Carrying	% of Total
Investments	Value	Portfolio	Value	Portfolio	Value	Portfolio
	(In thousands)		(In thousands)		(In thousands)

Real Estate Investments:
Residential mortgage-backed securities(1)	$6,327,178	89.3%	$7,691,428	87.8%	$7,010,870	90.4%
Commercial real estate loans and securities(2)	35,295	0.5%	36,505	0.4%	7,848	0.1%
Asset-backed securities held in Pinetree CDO(3)	—	0.0%	297,420	3.4%	245,511	3.2%

	6,362,473	89.8%	8,025,353	91.6%	7,264,229	93.7%

Corporate Investments:
Corporate loans and securities:
Corporate leveraged loans(4)	149,356	2.1%	422,421	4.8%	163,118	2.1%
Assets held in Market Square CLO(5)	265,483	3.8%	278,197	3.2%	295,850	3.8%
Assets held in DFR MM CLO(6)	291,189	4.1%	—	0.0%	—	0.0%
Equity securities	5,472	0.1%	6,382	0.1%	28,149	0.4%
Other investments	7,671	0.1%	24,242	0.3%	2,921	0.0%

	719,171	10.2%	731,242	8.4%	490,038	6.3%

Total Investments	$7,081,644	100.0%	$8,756,595	100.0%	$7,754,267	100.0%

Allowance for loan losses	(5,300)		(2,000)

	$7,076,344		$8,754,595

(1)	Residential mortgage-backed securities are either Agency RMBS or AAA-rated, non-Agency RMBS and include both trading and available-for sale interest-only strip securities and available-for-sale principal-only securities.

(2)	Commercial real estate loans and securities include participating interests in commercial mortgage loans.

(3)	Asset-backed securities held in Pinetree CDO include non-Agency RMBS, commercial mortgage-backed securities or CMBS, and other ABS. We sold the preference shares of Pinetree CDO and, therefore, no longer consolidate the ABS held in Pinetree CDO as of December 31, 2007. For a further discussion of these investments see “Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Asset-Backed Securities Held in CDO.”

(4)	Corporate leveraged loans exclude credit default and total return swaps.

(5)	Assets held in Market Square CLO include syndicated bank loans of $261.7 million and $269.2 million, and high yield corporate bonds of $3.8 million and $9.0 million as of December 31, 2007 and 2006, respectively.

(6)	Assets held in DFR MM CLO are the result of the July 17, 2007 securitization of the corporate leveraged loans. We purchased 100% of the equity interest for $50.0 million and all of the BBB/Baa2 rated notes for $19.0 million.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements in this discussion regarding the industry outlook, our expectations regarding the future performance of our business, and the other non-historical statements in this discussion are forward-looking statements. See “Special Note Regarding Forward-Looking Statements.” These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Part I — Item 1A. Risk Factors.” You should read the following discussion together with our consolidated financial statements and notes thereto included in “Part II — Item 8. Financial Statements and Supplemental Data.”

Overview

DFR is a real estate investment trust, or REIT, with an approximate $7.1 billion investment portfolio as of January 1, 2008. Our portfolio is comprised primarily of fixed income investments, including residential mortgage-backed securities, or RMBS, and corporate debt. In addition, through our subsidiary DCM, we managed approximately $14.5 billion of client assets (approximately $600 million of which is also included in our investment portfolio), including government securities, corporate debt, RMBS and asset-backed securities, or ABS, as of January 1, 2008. We have elected to be taxed as a REIT for federal income tax purposes and intend to continue to operate so as to qualify as a REIT. Our objective is to provide attractive risk-adjusted returns to our investors through a combination of dividends and capital appreciation. See “Recent Developments” later in this section for a discussion of significant events that have occurred subsequent to December 31, 2007.

History of Operations

We commenced operations on December 23, 2004. We completed an initial private offering in December 2004, in which we raised net proceeds of approximately $378.9 million. At that time, we began investing in RMBS on a leveraged basis using repurchase agreements. In July 2005, we completed our initial public offering which resulted in net proceeds of approximately $363.1 million. During 2005, we continued to leverage our equity to purchase RMBS and began to diversify our portfolio primarily into certain corporate debt-related alternative assets. As of December 31, 2005, we had a $7.8 billion investment portfolio of which $7.0 billion was RMBS and $0.8 billion was alternative assets. As of December 31, 2005 our book value was $13.50, and leverage was 10.6 times equity.

During 2006, we continued to further diversify our portfolio into alternative assets and increased our leverage. As of December 31, 2006, we had an $8.8 billion investment portfolio of which $7.7 billion was RMBS and $1.1 billion was alternative assets. As of December 31, 2006, our book value was $13.32 per share, and leverage was 12.0 times equity.

We continued to grow and diversify our portfolio into alternative assets during the first half of 2007, and in April 2007 announced a definitive agreement to acquire Deerfield. However, in August, we announced that the parties mutually determined to terminate the agreement in light of our inability to secure the necessary financing to consummate the transaction. During the third quarter of 2007, reduced liquidity in subprime assets in the marketplace began to reduce liquidity in all RMBS. In response to these developments, we refocused our investment strategy to that of preserving liquidity and in doing so decided to sell a portion of our RMBS portfolio, bringing the total down to $7.4 billion as of September 30, 2007. As of September 30, 2007, our book value was $10.64 per share, and leverage increased to 14.1 times equity, primarily as a result of decreases in the value of the RMBS portfolio. During the fourth quarter of 2007, conditions in the credit markets further deteriorated resulting in our additional sales of RMBS, consisting of sales of $1.2 billion Agency RMBS (as defined below) and $0.2 billion in AAA-rated non-Agency RMBS) in an effort to reduce leverage and maintain sufficient liquidity.

On December 21, 2007, we completed the acquisition of Deerfield and became internally managed. The aggregate consideration paid for the acquisition was 14,999,992 shares of Series A Preferred Stock, $73.9 million in principal amount of Series A Senior Secured Notes, or the Series A Notes, and Series B Senior Secured

Notes, or the Series B Notes (referred to collectively as the Series A and B Notes), $1.1 million in cash and an estimated $13.8 million of deal-related costs, including an estimated $6.2 million of seller-related deal costs, which are subject to adjustment. As of December 31, 2007, our book was $9.07 per share and our leverage was 12.9 times equity.

Our Strategy

DFR has historically employed a diversified investment strategy of balancing a high quality Agency and AAA-rated non-Agency RMBS portfolio with investments in alternative fixed income assets that enhance overall yields through selective non-RMBS credit exposure. However, during 2007 and continuing into 2008, we have seen a significant decrease in the value and liquidity of RMBS at all levels of the risk spectrum with particularly high decreases for non-Agency RMBS. The availability of financing to support our RMBS portfolio strategy have dramatically declined. Beginning in August 2007, we began to reduce our exposure to investments across our entire portfolio to preserve liquidity. As a result of the continuing dislocations in the credit markets and the sharp reduction in liquidity during early 2008, we accelerated this reduction and sold the vast majority of our remaining AAA-rated non-Agency RMBS while also significantly reducing our Agency RMBS holdings. We realized significant losses as a result. See “Recent Developments” later in this section for a discussion of activity in our investment portfolio since December 31, 2007.

In response to the significant change in the availability and cost of financing, we have refocused the strategy for our Principal Investing segment to concentrate on a portfolio of Agency RMBS and our corporate debt investments. We believe this strategy will reduce our exposure to funding risks and aid us in stabilizing our liquidity while reducing volatility in the value of our investments as compared to holding AAA-rated non-Agency RMBS. We also expect to reduce our portfolio’s exposure to corporate debt and possibly segregate all of these positions into a separate TRS. Going forward, we intend to focus our growth on our newly-acquired investment management business. We expect to optimize the Investment Management segment and launch new products that will diversify our revenue streams while focusing on our core competencies of credit analysis and asset management. We believe that the growth of fee based income through the management of alternative investments products will provide the most attractive risk-adjusted return on capital.

Agency-issued RMBS are backed by residential real property guaranteed as to principal and interest by federally chartered entities such as the Federal National Mortgage Association, or Fannie Mae, or the Federal Home Loan Mortgage Corporation, or Freddie Mac, and, in the case of the Government National Mortgage Association, or Ginnie Mae, the U.S. government. We refer to these entities as “Agencies” and to RMBS guaranteed or issued by the Agencies as “Agency RMBS.” Our Agency RMBS portfolio currently consists of Fannie Mae and Freddie Mac securities.

Our Business

Our business is managed in two operating segments: Principal Investing and Investment Management. Our Principal Investing segment is comprised primarily of Agency RMBS and Corporate Loans (as defined below). Our Investment Management segment involves managing a variety of investment products including private investment funds, CDOs and separately managed accounts. We refer to our investments in senior secured loans (first lien and second lien term loans), senior subordinated debt facilities and other junior securities, typically in middle market companies across a range of industries, as “Corporate Loans.”

Principal Investing Segment

Our income from our Principal Investing segment is generated primarily from the net spread, or difference, between the interest income we earn on our investment portfolio and the cost of our borrowings net of hedging activities, as well as the recognized gains and losses on our investment portfolio. Our net interest income will vary based upon, among other things, the difference between the interest rates earned on our interest-earning investments and the borrowing costs of the liabilities used to finance those investments. We use a substantial amount of leverage to seek to enhance our returns, which can also magnify losses. The cost of borrowings to finance our investments comprises a significant portion of our operating expenses.

We anticipate that, for any period during which our assets are not match-funded, such assets will reprice more slowly than the corresponding liabilities. Match-funded financing structures represent matching assets and liabilities with respect to interest rates and maturities. Our objective is to maximize the difference between the yield on our investments and the cost of financing these investments and hedging our positions. Consequently, changes in interest rates, particularly short-term interest rates, may significantly influence our net income. Increases in these rates will tend to decrease our net income and the market value of our assets, and could possibly result in operating losses for us or limit or eliminate our ability to make distributions to our stockholders. Likewise, decreases in short term interest rates will tend to increase our net income. While we use hedging to mitigate some of our interest rate risk, we do not hedge all of our exposure to changes in interest rates and prepayment rates, as there are practical limitations in our ability to cost-effectively insulate the portfolio from all of the negative consequences associated with changes in short-term interest rates while providing an attractive net spread on our portfolio.

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

In periods of declining interest rates, prepayments on our investments, including our RMBS, will likely increase. If we are unable to reinvest the proceeds of such prepayments at comparable yields, our net interest income may suffer. In periods of rising interest rates, prepayment rates on our investments, including our RMBS, will likely slow, causing the expected lives of these investments to increase. This may cause our net interest income to decrease, as our borrowing and hedging costs rise while the interest income on our assets remains relatively constant.

In addition, our returns will be affected by the credit performance of our non-Agency RMBS. If credit losses on our investments, loans, or the loans underlying our investments increase, it may have an adverse effect on our performance.

See “Recent Developments” later in this section for a discussion of significant events that have occurred subsequent to December 31, 2007.

Investment Management Segment

DCM manages investment accounts for various types of clients, including collateralized debt obligations, or CDOs, private investment funds (also referred to as “hedge” funds), a structured loan fund and separately managed accounts (separate, non-pooled accounts established by clients). Except for the separately managed accounts, these clients are collective investment vehicles that pool the capital contributions of multiple investors, which are typically U.S. and non-U.S. financial institutions, such as insurance companies, employee benefits plans and “funds of funds” (investment funds that in turn allocate their assets to a variety of other investment funds). Our teams that manage these accounts are supported by various other groups within DCM, such as risk management, systems, accounting, operations and legal. DCM enters into an investment management agreement with each client, pursuant to which the client grants DCM discretion to purchase and sell securities and other financial instruments without the client’s prior authorization.

The various investment strategies that DCM uses to manage client accounts are developed internally by DCM and include fundamental credit research (such as for the CDOs) and arbitrage trading techniques (such as for the investment funds). Arbitrage trading generally involves seeking to generate trading profits from changes in the price relationships between related financial instruments rather than from “directional” price movements in particular instruments. Arbitrage trading typically involves the use of substantial leverage, through borrowing of funds, to increase the size of the market position being taken and therefore the potential return on the investment.

AUM

As of January 1, 2008, DCM’s total AUM were approximately $14.5 billion, held in 30 CDOs and a structured loan fund, two private investment funds and six separately managed accounts. The following table summarizes the AUM for each of our product categories as of January 1, 2008:

	Number of
	Investment	January 1,
	Vehicles	2008
		(In thousands)

CDOs(1)
Bank loans(2)	16	$5,844,241
Investment grade credit	2	668,527
Asset-backed securities	13	6,868,959

Total CDOs	31	13,381,727

Investment Funds(3)
Fixed income arbitrage	2	674,647

Separately Managed Accounts	6	435,577

Total AUM(4)		$14,491,951

(1)	CDO AUM numbers generally reflect the aggregate principal or notional balance of the collateral held by the CDOs and, in some cases, the cash balance held by the CDOs and are as of the date of the last trustee report received for each CDO prior to January 1, 2008. Our CDO/bank loans AUM total includes AUM related to our structured loan fund.

(2)	The AUM for our two Euro-denominated CLOs have been converted into U.S. dollars using the spot rate of exchange on January 1, 2008.

(3)	Investment Funds include new contributions of $59.8 million received on January 1, 2008. As investment management fees are calculated based on the beginning of the month AUM which are inclusive of contributions effective the first of every month, disclosure of AUM is provided based on January 1, 2008 rather than December 31, 2007.

(4)	Included in the total AUM are $294.6 million and $300.0 million related to Market Square CLO and DFR MM CLO, respectively, which amounts are also included in the total reported for the Principal Investing segment. DCM manages these vehicles but does is not contractually entitled to receive any third party management fees from these CDOs for so long as the equity is held by DC LLC. All other amounts included in the Principal Investing portfolio are excluded from this total.

Our primary source of revenue from our Investment Management segment is the investment advisory fees paid by the accounts we manage. These fees consist of management fees based on the account’s assets and performance fees based on the profits we generate for the account, or in the case of CDOs, the returns to certain investors in the CDOs.

The accounts we manage generally consist of CDOs, investment funds and separately managed accounts. Almost all of our investing for these accounts is in fixed income securities and related financial instruments. We have discretionary trading authority over all of the accounts we manage. Our fees differ from account to account, but in general:

•	Our fees from each CDO consist of a senior management fee (payable before the interest payable on the debt securities issued by the CDO) that ranges from 5 basis points to 25 basis points annually of the principal balance of the underlying collateral of the CDO, a subordinate management fee (payable after the CDO’s debt investors receive a specified return on their investment) that ranges from 5 basis points to 45 basis points annually of the principal balance of the underlying collateral of the CDO, and performance fees that are paid after certain investors’ returns exceed a hurdle IRR. The performance fees generally range from 10 to 20% of residual cash flows above the hurdle IRR and vary by transaction.

•	Our fees from the investment funds are typically a 1.5% annual management fee, payable monthly and based on the net asset value of the fund as of the beginning of each month, and a performance fee of 20% of “new high” trading profits for the specified measurement period, which are generally the net profits for the period that exceed any unrecovered net losses from previous periods. The measurement period is the calendar year for the larger of the two funds and monthly for the other fund.

If investors in our investment funds or the owners of our separately managed accounts are dissatisfied with their performance they may withdraw capital from the fund or account, thus directly reducing our management fee and also reducing our potential performance fee (because of the lower asset base). While the capital base of the CDOs we manage is more permanent, senior and subordinated management fees may be reduced due to increased levels of defaulted collateral, declines in the market value of collateral and speed of prepayment of underlying collateral, among other factors.

The CDOs that we manage generally contain structural provisions including, but not limited to, over-collateralization requirements and/or market value triggers that are meant to protect investors from deterioration in the credit quality of the underlying collateral pool. In certain cases, breaches of these structural provisions can lead to events of default under the indentures governing the CDOs and, ultimately, acceleration of the notes issued by the CDO and liquidation of the underlying collateral. One of the CDOs of asset backed securities that we manage has triggered an event of default resulting from downgrades of its underlying collateral. The notes issued by this CDO have been accelerated, but the CDO’s investors have not directed that the collateral be liquidated at this time. In addition, one of the CLOs that we manage has tripped its market value trigger, resulting in an event of default. The notes issued by this CLO have been accelerated, and the requisite investors have requested enforcement against the collateral held by the CLO. Accordingly, an administrative receiver has been appointed to liquidate the portfolio. Our structured loan fund has also tripped its market value trigger, giving certain investors in that fund the right to force a liquidation of that portfolio.

Trends

The following trends that we have observed may also affect our business:

Liquidity.  We depend on the capital markets to finance our investments in RMBS. We enter into repurchase agreements to provide short-term financing for our RMBS portfolio. Commercial and investment banks have historically provided sufficient liquidity to finance our mortgage portfolio. Recent market events, however, have caused such firms to heighten their credit review standards and reduce the loan amounts available to borrowers, resulting in a decrease in overall market liquidity. This has reduced our access to repurchase financing, particularly with respect to the AAA-rated non-Agency portion of our RMBS portfolio. This reduction in liquidity reduced the market valuations of our AAA-rated non-Agency RMBS, which resulted in our need to post additional margin and, ultimately, to sell a significant portion of our RMBS portfolio at a time when we would not otherwise have chosen to do so. The current market dislocation has put significant downward pressure in the value of RMBS across the credit spectrum, resulting in significant impairments and losses, which has also had a significant negative effective on our liquidity.

Although we do not have direct exposure to the sub-prime mortgage sector, the current default trends in that sector and the resulting weakness in the broader mortgage market could adversely affect our lenders, causing one or more of them to be unwilling or unable to provide us with additional or continuing financing. This could increase our financing costs and further reduce our liquidity. The failure of one or more major market participants could reduce the marketability of all fixed income securities, including Agency RMBS, which could reduce the value of the securities in our portfolio, thus reducing our net book value. If our lenders are unwilling or unable to provide us with additional financing, we could be forced to sell a large portion of our securities at an inopportune time or on unfavorable terms. However, because almost all of our current RMBS portfolio consists of Agency RMBS, we believe that we are better positioned to convert our investment securities to cash or to negotiate an extended financing term should our lenders reduce the amount of the liquidity available to us.

Credit spreads.  Over the past several years, the credit markets experienced tightening credit spreads (specifically, spreads between U.S. Treasury securities and other securities that are identical in all respects except for ratings) mainly due to the strong demand for lending opportunities. Over the second half of 2007, however, there was significant widening of credit spreads across all of the credit markets. A continued widening could reduce our book value but could also have the positive effect of increasing net interest income on future investment opportunities. However, we would need to have additional capital available, either through debt financings or equity offerings, to take advantage of these investment opportunities. We are currently unable to take significant advantage of the increased yields available on investments due to a lack of available capital.

CDO Financing and Management.  The reduction in liquidity and widening of credit spreads have resulted in significant downward pressure on the market values of assets typically held in and financed by CDOs. These decreased market values, along with increased default rates on asset backed securities and significant rating agency downgrades of the collateral underlying certain of our CDOs, has made it more likely that our CDOs may trigger certain of their structural protections or events of default, either of which would reduce our management fees and our AUM.

We anticipate that, given current market conditions, it will be significantly more difficult to create new CDOs in the near term than it has been in the past. Tighter lending standards imposed by financial institutions could also result in a diminished ability to finance some security positions in CDOs and other funds on favorable terms or at all. To the extent that we are successful in creating new CDOs, the management fees we earn from managing those CDOs may be at a significantly lower rate than what we averaged previously. This may affect our ability to sustain our historical AUM and revenue growth.

Interest rate environment.  From September 18, 2007 to December 31, 2007, the Federal Reserve decreased the Fed Funds rate on three occasions by an aggregate of 100 basis points, from 5.25% to 4.25%. The Fed Funds rate is the interest rate at which depository institutions lend balances at the Federal Reserve to other depository institutions overnight. On January 30, 2008, following a 75 basis point inter-meeting rate cut the previous week, the Federal Reserve lowered the Fed Funds rate an additional 50 basis points to 3.00%. These decreases caused a drop in London interbank offered rate, or LIBOR, rates as well as a comparable decrease in our short-term borrowing costs. Due to our interest rate hedging program, the changes in our borrowing costs were largely offset by our hedges, and our effective cost of funding remained relatively stable. Greater volatility in market interest rates will place greater reliance on the effectiveness of our interest rate hedging strategies including in the other funds we manage. Additionally, the fair market value changes in the Agency RMBS portfolio associated with shifts in term interest rates were generally offset by our portfolio of swap hedges of varying maturities. Because we own hybrid adjustable mortgages which contain caps on the interest rate, a significant rise in rates after the initial fixed rate period would also decrease net interest income if the financing rate is higher than the capped rate.

Our AAA-rated non-Agency RMBS portfolio unexpectedly depreciated in values despite the reduction in interest rates. As a result, losses on swaps associated with hedging the AAA-rated non-Agency portfolio were not offset by gains in the AAA-rated non-Agency portfolio. These developments, among others, forced us to accelerate our existing strategy of decreasing our investment in AAA-rated non-Agency RMBS and to seek to liquidate other assets to significantly reduce leverage in our balance sheet and support liquidity needs.

Shape of the yield curve.  During 2005 and 2006, the yield curve experienced significant “flattening” as short term rates increased at a greater rate than long term rates. For example, between December 31, 2005 and December 31, 2006, the yield curve became inverted, with the yield on the three-month U.S. Treasury bill increasing by 93 basis points and the yield on the five-year U.S. Treasury note increasing by 34 basis points. Between December 31, 2006 and December 31, 2007, however, the yield curve steepened, with the yield on the three-month U.S. Treasury bill decreasing by 177 basis points, while the yield on the five-year U.S. Treasury note decreased by only 125 basis points. As of December 31, 2007, the yield on the three-month U.S. Treasury bill was 3.24% versus a yield of 3.44% on the five-year U.S. Treasury note, suggesting a flat yield curve. It is difficult to predict if the yield curve will continue to remain flat or experience further steepening. We expect our hedging program to offset most of the impact of changes in the shape of the yield curve, as our investment strategy is designed to minimize adverse changes in earnings over time due to changes in the yield curve or funding costs.

Valuation of Investments.  Recent events in the financial markets have resulted in the offer for sale of a significant amount of investment assets, increasingly under distressed circumstances, with limited financing available to potential buyers. There is also a current lack of confidence among potential investors regarding the validity of the ratings provided by the major ratings agencies. This increase in investment assets for sale, together with investors’ diminished confidence in being able to assess the credit quality of credit-sensitive investments, has caused significant price volatility in previously stable asset classes. As a result, the pricing process for certain investment classes has become more uncertain and subjective, and prices obtained through such process may not necessarily represent what we would receive in an actual sale of a given investment.

Prepayment rates.  Prepayment rates generally increase when interest rates fall and decrease when they rise, but the precise impact of interest rate changes on prepayment rates is difficult to predict. Prepayment rates also may be affected by other factors, including, conditions in the housing and financial markets, conditions in the mortgage origination industry, general economic conditions and the relative interest rates on adjustable-rate and fixed-rate mortgage loans. Because interest rates have declined, we would expect to see an increase in the prepayment rates associated with our RMBS portfolio. If this occurred, our current portfolio, which is heavily weighted towards hybrid adjustable-rate mortgages, could experience decreases in its net interest income due to reinvestment opportunities being in a lower rate environment. Because a significant portion of our portfolio was purchased at a premium to par value, we would also expect to see an increase in premium amortization, reducing our profitability. In addition, a significant increase in prepayment rates could reduce our liquidity, as we would expect to experience an increase in margin calls from repurchase counterparties associated with the decline in the market value of the RMBS securing the repurchase financings.

Investor Demand.  We believe that institutions, high net worth individuals and other investors are increasing their allocations of capital to the alternative investment sector. Such allocations and the related demand, however, depend partly on the strength of the economy and the returns available from other investments relative to returns from alternative investments. These returns depend on the interest rate and credit spread markets. As interest rates rise or credit spreads widen, returns available on other investments tend to increase, which could slow capital flow to, or increase capital withdrawal from, the alternative investment sector. In recent years, we have experienced relatively steady and historically low interest rates and tight credit spreads, which has been favorable to our Investment Management segment. However, recent market developments have caused credit spreads to significantly widen. Increased volatility and widening of credit spreads triggered by the higher delinquency and default rates in the subprime mortgage markets, which is negatively impacting our management and related fees from CDOs as well as the fair value of our CDO investments, recently has, and could continue to, depress investor demand and negatively impact the performance and profitability of our Investment Management segment.

Reliance on Agency Ratings.  Recently, there has been a lack of confidence among potential investors regarding the validity of the ratings provided by the major rating agencies. This lack of confidence in ratings has reduced investors’ confidence in assessing the credit profile their investments and has resulted in significant price volatility in numerous asset classes.

Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. These accounting principles require us to make some complex and subjective decisions and assessments. Our most critical accounting policies involve decisions and assessments that could affect our reported assets and liabilities, as well as our reported revenues and expenses. We believe that all of the decisions and assessments inherent in our financial statements were reasonable, based upon information available to us. We rely on management’s experience and analysis of historical and current market data in order to arrive at what we believe to be reasonable estimates. Under varying conditions, we could report materially different amounts arising under these critical accounting policies. We have identified our most critical accounting policies to be the following:

Valuations of RMBS and ABS

Recent events in the financial and credit markets have resulted in significant numbers of investment assets offered in the marketplace with limited financing available to potential buyers. In addition, there has been a lack of confidence among potential investors regarding the validity of the ratings provided by the major rating agencies. This increase in available investment assets and investors’ diminished confidence in assessing the credit profile of an investment has resulted in significant price volatility in previously stable asset classes, including our AAA-rated non-Agency RMBS portfolio. As a result, the pricing process for certain investment classes has become more challenging and may not necessarily represent what we could receive in an actual trade.

Available or observable prices are used in valuing our securities and loans when such prices can be obtained by us. In less liquid markets, such as those that we have encountered in the second half of 2007, the lack of quoted prices for certain securities necessitates the use of other available information such as quotes from brokers, bid lists, and modeling techniques to approximate the fair value for certain of these securities and loans.

When the fair value of an available-for-sale security is less than its amortized cost for an extended period, we consider whether there is an other-than-temporary impairment in the value of the security. If, in our judgment, an other-than-temporary impairment exists, the cost basis of the security is written down to the then-current fair value, and the unrealized loss is transferred from accumulated other comprehensive loss to an immediate reduction of current earnings (as if the loss had been realized in the period of other-than-temporary impairment). The cost basis adjustment is recoverable only upon sale or maturity of the security. The determination of other-than-temporary impairment is a subjective process, and different judgments and assumptions could affect the timing of loss recognition. During the year ended December 31, 2007, we recognized $109.6 million of impairments on available-for-sale securities.

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

Additionally, for securities within the scope of Emerging Issues Task Force, or EITF, 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securities Financial Assets, when adverse changes in estimated cash flows occur as a result of actual prepayment and credit loss experience, an other-than-temporary impairment is deemed to have occurred. Accordingly, the security is written down to fair value, and the unrealized loss is transferred from accumulated other comprehensive loss as an immediate reduction to current earnings. The cost basis adjustment is recoverable only upon sale or maturity of the security.

As of January 1, 2008 we elected the fair value option for all of our RMBS and will no longer measure for other-than-temporary impairment because the changes in fair value will be recorded in the statement of operations rather than as an adjustment to accumulated other comprehensive loss in stockholders’ equity. See “Recent Developments” later in this section for a discussion of certain activities subsequent to December 31, 2007 related to our RMBS portfolio.

Interest Income Recognition

Interest income on our available-for-sale securities is accrued based on the actual coupon rate and the outstanding principal amount of the underlying instruments. Premiums and discounts are amortized or accreted into interest income over the lives of the securities using a method that approximates the effective yield method in accordance with Statement of Financial Accounting Standards, or SFAS, No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.

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

Investment Advisory Fees

Investment advisory fees, which include various forms of management and performance fees, are received from the investment vehicles managed by us. These fees, paid periodically in accordance with the individual management agreements between DCM and the individual investment entities, are generally based upon the net asset values of investment funds and separately managed accounts, and aggregate collateral amount of CDOs as defined in the individual management agreements. Management fees are recognized as revenue when earned. In accordance with EITF Topic D-96, Accounting for Management Fees Based on a Formula, we do not recognize these fees as revenue until all contingencies have been removed. Contingencies may include the generation of sufficient cash flows by the CDOs to pay the fees under the terms of the related management agreements and the achievement of minimum CDO and Fund performance requirements specified under certain agreements with certain investors. In connection with these agreements, we have subordinated receipt of certain of our management fees.

Performance fees may be earned from the investment vehicles managed by us. These fees are paid periodically in accordance with the individual management agreements between DCM and the individual investment vehicles and are based upon the performance of the investments in the underlying investment vehicles. Performance fees are recognized as revenue when the amounts are fixed and determinable upon the close of a performance period for the investment funds and the achievement of performance targets for the CDOs and any related agreements with certain investors.

Loans

Our investments in loans are classified either as loans held for sale and carried on the consolidated balance sheet at the lower of cost or fair value or as held for investment (referred to as “Loans” on the consolidated balance sheet) and carried at amortized cost, with any premium or discount being amortized or accreted to income, and an allowance for loan losses, if necessary. We determine fair value for our loans held for sale by reference to price estimates provided by an independent pricing service or dealer quotes. If we are unable to obtain estimates from these primary sources, our valuation committee determines estimated fair value based on some or all of the following: (i) current financial information of the borrowing company and performance against its operating plan; (ii) changing value of collateral supporting the loan; (iii) changes to the market for the borrowing company’s service or product and (iv) present value of projected future cash flows. If an individual loan’s fair value is below its cost, a valuation adjustment is recognized in net gain (loss) on loans in our statement of operations and the loan’s cost basis is adjusted. This valuation allowance is recoverable in future periods. We accrue interest income based on the outstanding principal amounts of the loans and their contractual terms.

Allowance and Provision for Loan Losses

We continually monitor the quality of our portfolio in regular reviews by our valuation committee. In accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, we recognize an allowance for loan losses on our loans held for investment at a level considered adequate based on management’s evaluation of all available and relevant information related to the loan portfolio, including historical and industry loss experience, economic conditions and trends, estimated fair values and quality of collateral, estimated fair values of our loans and other relevant factors. Management must exercise considerable judgment in this process, which is highly subjective.

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

Accounting For Derivative Financial Instruments and Hedging Activities

Our policies permit us to enter into derivative contracts, including, but not limited to, interest rate swaps and interest rate swap forwards, as a means of mitigating our interest rate risk on forecasted rollover or re-issuance of repurchase agreements, or hedged items, for a specified future time period. The designated risk being hedged is changes in the benchmark interest rate, LIBOR. We primarily use interest rate derivative instruments to mitigate interest rate risk rather than to enhance returns.

Certain of these contracts, or hedge instruments, have been designated as cash flow hedges and are evaluated at inception and on an ongoing basis in order to determine whether they qualify for hedge accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. We formally document all relevant relationships between hedging instruments and hedged items at inception, as well as our risk-management objective and strategy for undertaking each hedge transaction. The hedge instrument must be highly effective in achieving changes in cash flow, which offset changes in cash flow of the hedged item attributable to the risk being hedged in order to qualify for hedge accounting. We use regression analysis to assess the effectiveness of our hedging strategies. The derivative contracts are carried on the balance sheet at fair value. Any ineffectiveness that arises during the hedging relationship is recognized in interest expense during the period in which it occurs. Prior to the end of the specified hedge time period, the effective portion of all unrealized contract gains and losses are recorded in other comprehensive loss. Realized gains and losses are generally reclassified into earnings as an adjustment to interest expense during the originally specified hedge time period. We value both our actual interest rate swaps and hypothetical interest rate swaps (for purposes of measuring ineffectiveness) by determining the net present value of all projected interest payments between the counterparties which are calculated based on internally developed and tested market-standard models that utilize data inputs obtained from external market sources.

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

On January 1, 2008, we de-designated all previously designated interest rate swaps. Prospectively, we will amortize the net loss of $69.9 million related to the de-designation of interest rate hedges recognized as of January 1, 2008 over the remaining original specified hedge period to the extent that the forecasted roll on repurchase agreement transactions continue as anticipated, otherwise we will accelerate the recognition of the unamortized gains and losses.

Variable Interest Entities

In accordance with Financial Accounting Standards Board, or FASB, Interpretation 46R, Consolidation of Variable Interest Entities, or FIN 46R, we identify any potential variable interest entities, or VIEs, and determine if the assets, liabilities, noncontrolling interests, and results of operations of a VIE need to be included in our consolidated financial statements. A company that holds variable interests in a VIE will need to consolidate that entity if the company’s interest in the VIE is such that the company will absorb a majority of the VIE’s anticipated losses and/or receive a majority of the VIE’s expected residual returns and therefore be deemed the primary beneficiary. This analysis may involve significant judgments about projected cash flows of the VIE. As of December 31, 2007, we consolidate two VIEs, Market Square CLO and DFR MM CLO. Prior to that we had consolidated Pinetree CDO, a VIE, but as a result of the sale of the preference shares we owned in Pinetree CDO on December 31, 2007, we were no longer deemed the primary beneficiary and therefore deconsolidated that entity.

Income Taxes

We have elected to be taxed, and intend to continue to qualify, as a REIT. As a result, we do not expect to pay substantial corporate-level income taxes. Many of the requirements for REIT qualification, however, are highly technical and complex. If we failed to meet any of these requirements and did not qualify for certain statutory relief provisions, we would be subject to federal and state income tax, which could have a material adverse impact on our results of operations and amounts available for distributions to our stockholders. However, we do hold various assets in domestic TRSs, which are subject to corporate-level income taxes. Deerfield, our newly-acquired investment manager, is owned through domestic TRSs.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which upon adoption will replace various definitions of fair value in existing accounting literature with a single definition, will establish a framework for measuring fair value, and will require additional disclosures about fair value measurements. SFAS No. 157 clarifies that fair value is the price that would be received to sell an asset or the price paid to transfer a liability in the principal or most advantageous market available to the entity and emphasizes that fair value is a market-based measurement and should be based on the assumptions market participants would use. The statement also creates a three-level hierarchy under which individual fair value estimates are to be ranked based on the relative reliability of the inputs used in the valuation. This hierarchy is the basis for the disclosure requirements, with fair value estimates based on the least reliable inputs requiring more extensive disclosures about the valuation method used and the gains and losses associated with those estimates. SFAS No. 157 is required to be applied whenever another financial accounting standard requires or permits an asset or liability to be measured at fair value. The statement does not expand the use of fair value to any new circumstances. We adopted SFAS No. 157 on January 1, 2008. The adoption does not have a significant impact on the manner in which we determine the fair value of financial instruments; however, it will require certain additional disclosures.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities. The statement allows an entity to elect to measure certain financial assets and liabilities at fair value with changes in fair value recognized in the income statement each period. The statement also requires additional disclosures to identify the effects of an entity’s fair value election on its earnings. On January 1, 2008, we elected the fair value option for RMBS and CDO equity previously recorded as available-for-sale securities and also elected to de-designate all previously designated interest rate swaps. Prior to adoption and de-designation, the RMBS, CDO equity and interest rate swaps were carried at fair value with changes in value recorded directly into equity through other comprehensive loss to the extent effective in the case of designated rate swaps. The election was applied to existing RMBS, CDO equity and interest rate swaps as of January 1, 2008 and is also being applied prospectively to the same types of securities. As of the adoption date, the carrying value of the existing RMBS, CDO equity and newly de-designated interest rate swaps was adjusted to fair value through a cumulative-effect adjustment to beginning retained earnings. Prospectively, we will amortize the net loss of $82.4 million related to the de-designation of interest rate hedges recognized as of January 1, 2008 over the remaining original hedged period to the extent that the forecasted roll on repurchase agreement transactions continue, as anticipated, otherwise we will accelerate the recognition of the unamortized amount of gains or losses.

In April 2007, the FASB issued FASB Staff Position, or FSP, No. 39-1, Amendment of FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts. FSP No. 39-1 permits entities to offset fair value amounts recognized for multiple derivative instruments executed with the same counterparty under a master netting agreement. FSP No. 39-1 clarifies that the fair value amounts recognized for the right to reclaim cash collateral, or the obligation to return cash collateral, arising from the same master netting arrangement, may also be offset against the fair value of the related derivative instruments. As permitted under this guidance we continue to present all of our derivative positions and related collateral on a gross basis.

In June 2007, the FASB ratified the consensus reached in EITF 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards. EITF 06-11 applies to entities that have share-based payment arrangements that entitle employees to receive dividends or dividend equivalents on equity-classified nonvested shares when those dividends or dividend equivalents are charged to retained earnings and result in an income tax deduction. Entities that have share-based payment arrangements that fall within the scope of EITF 06-11 will be required to increase capital surplus for any realized income tax benefit associated with dividends or dividend equivalents paid to employees for equity classified nonvested equity awards. Any increase recorded to capital surplus is required to be included in an entity’s pool of excess tax benefits that are available to absorb potential future tax deficiencies on share-based payment awards. We adopted EITF 06-11 on January 1, 2008 for dividends declared on share-based payment awards subsequent to this date. The impact of adoption is not expected to have a material impact on our consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments. SFAS No. 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which addresses the application of SFAS No. 133 to beneficial interests in securitized financial assets. SFAS No. 155 establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. Additionally, SFAS No. 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. The adoption of SFAS No. 155 effective January 1, 2007 for financial instruments acquired or issued after such date did not have a material impact on the our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling interests in Consolidated Financial Statements, an Amendment of ARB 51. SFAS No. 160 establishes new accounting and reporting standards for noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 will require entities to classify noncontrolling interests as a component of stockholders’ equity and will require subsequent changes in ownership interests in a subsidiary to be accounted for as an equity transaction. Additionally, SFAS No. 160 will require entities to recognize a gain or loss upon the loss of control of a subsidiary and to remeasure any ownership interest retained at fair value on that date. This statement also requires expanded disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective on a prospective basis for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which are required to be applied retrospectively. Early adoption is not permitted. Management is currently evaluating the effects, if any, that SFAS No. 160 will have upon adoption as this standard will affect the presentation and disclosure of noncontrolling interests in our consolidated financial statements.

In November 2007, the SEC issued SAB No. 109, which addresses the valuation of written loan commitments accounted for at fair value through earnings. The guidance in SAB 109 expresses the SEC Staff’s view that the measurement of fair value for a written loan commitment accounted for at fair value through earnings should incorporate the expected net future cash flows related to the associated servicing of the loan. Previously under SAB 105, Application of Accounting Principles to Loan Commitments, this component of value was not incorporated into the fair value of the loan commitment. We adopted the provisions of SAB 109 for written loan commitments entered into or modified after December 31, 2007. We do not account for any written loan commitments at fair value through earnings. The impact of adoption is not expected to have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. SFAS No. 141(R) will significantly change how entities apply the acquisition method to business combinations. The most significant changes affecting how we will account for business combinations under this statement include: (i) the acquisition date will be date the acquirer obtains control; (ii) all (and only) identifiable assets acquired, liabilities assumed, and noncontrolling interests in the acquiree will be stated at fair value on the acquisition date; (iii) assets or liabilities arising from noncontractual contingencies will be measured at their acquisition date fair value only if it is more likely than not that they meet the definition of an asset or liability on the acquisition date; (iv) adjustments subsequently made to the provisional amounts recorded on the acquisition date will be made retroactively during a measurement period not to exceed one year; (v) acquisition-related restructuring costs that do not meet the criteria in SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, will be expensed as incurred; (vi) transaction costs will be expensed as incurred; (vii) reversals of deferred income tax valuation allowances and income tax contingencies will be recognized in earnings subsequent to the measurement period; and (viii) the allowance for loan losses of an acquiree will not be permitted to be recognized by the acquirer. Additionally, SFAS No. 141(R) will require new and modified disclosures surrounding subsequent changes to acquisition-related contingencies, contingent consideration, noncontrolling interests, acquisition-related transaction costs, fair values and cash flows not expected to be collected for acquired loans, and an enhanced goodwill rollforward.

We will be required to prospectively apply SFAS No. 141(R) to all business combinations completed on or after January 1, 2009. Early adoption is not permitted. For business combinations in which the acquisition date was before the effective date, the provisions of SFAS No. 141(R) will apply to the subsequent accounting for deferred income tax valuation allowances and income tax contingencies and will require any changes in those amounts to be recorded in earnings. Management is currently evaluating the effects that SFAS No. 141(R) will have on our consolidated financial statements.

In February 2008, the FASB issued FSP No. 140-3 relating to FASB Statement No. 140, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions, to address situations where assets purchased from a particular counterparty and financed through a repurchase agreement with the same counterparty can be considered and accounted for as separate transactions. Currently, we record such assets and the related financing on a gross basis in the consolidated balance sheet, and the corresponding interest income and interest expense in our consolidated statement of operations and comprehensive income (loss). For assets representing available-for-sale investment securities, as in our case, any change in fair value is reported through other comprehensive income under SFAS 115, with the exception of other-than-temporary impairment losses, which are recorded in our consolidated statement of operations and comprehensive (loss) income as realized losses. FSP No. 140-3 is effective for years beginning after November 15, 2008. We are currently evaluating the effects the FSP will have on the consolidated financial statements.

Financial Condition

The following table summarizes the carrying value of our investment portfolio by balance sheet classification, excluding credit default swaps and total return swaps:

	Carrying Value
	Available-for-	Trading	Other	Loans Held
Security Description	Sale Securities	Securities	Investments	For Sale	Loans	Total
	(In thousands)

December 31, 2007:
RMBS (Agency/AAA)	$4,882,673	$1,444,505	$—	$—	$—	$6,327,178

Assets held in DFR MM CLO(1)	—	—	—	—	291,189	291,189
Corporate leveraged loans(2)	—	—	—	—	146,796	146,796
Commercial mortgage-backed assets(3)	3,825			3,095	28,375	35,295
Equity securities	—	—	5,472	—	—	5,472

Total structured and syndicated assets	3,825	—	5,472	3,095	466,360	478,752
Assets held in Market Square CLO(4)	3,803	—	—	261,680	—	265,483
Other investments and loans(5)	7,671	—	—	2,560	—	10,231

Total alternative assets	15,299	—	5,472	267,335	466,360	754,466

Total invested assets	$4,897,972	$1,444,505	$5,472	$267,335	466,360	7,081,644

Allowance for loan losses					(5,300)	(5,300)

					$461,060	$7,076,344

December 31, 2006:
RMBS (Agency/AAA)	$7,618,663	$72,765	$—	$—	$—	$7,691,428

Corporate leveraged loans(2)	—	—	—	8,000	403,976	411,976
Commercial mortgage-backed assets(3)	2,533	—	—	5,613	28,359	36,505
Equity securities	—	—	6,382	—	—	6,382

Total structured and syndicated assets	2,533	—	6,382	13,613	432,335	454,863
Assets held in Market Square CLO(4)	9,042	—	—	269,155	—	278,197
Assets held in Pinetree CDO(6)	297,420	—	—	—	—	297,420
High yield corporate bonds	10,445	—	—	—	—	10,445
Other investments and loans(5)	2,988	21,254	—	—	—	24,242

Total alternative assets	322,428	21,254	6,382	282,768	432,335	1,065,167

Total invested assets	$7,941,091	$94,019	$6,382	$282,768	432,335	8,756,595

Allowance for loan losses					(2,000)	(2,000)

					$430,335	$8,754,595

(1)	Assets held in DFR MM CLO are the result of a July 17, 2007 securitization of corporate leveraged loans. We purchased 100% of the equity interests for $50.0 million and all of the BBB/Baa2 rated notes for $19.0 million.

(2)	Corporate leveraged loans as of December 31, 2007 and 2006, exclude credit default swaps with an estimated net negative fair value of $0.6 million and a $48.0 million gross notional value, and an estimated net fair value of $1.0 million and a $68.0 million gross notional value, respectively. Also excluded are total return swaps with an estimated negative fair value of $0.8 million and a $14.5 million notional value, and an estimated fair value of $0.8 million and a $15.6 million notional value as of December 31, 2007 and 2006, respectively. This amount is reported gross of the $5.3 million and $2.0 million allowance for loan losses as of December 31, 2007 and 2006, respectively.

(3)	Commercial mortgage-backed assets as of December 31, 2007 and 2006, include $3.1 million and $5.6 million of participating interests in commercial mortgage loans.

(4)	Assets held in Market Square CLO include syndicated bank loans of $261.7 million and $269.2 million, and high yield corporate bonds of $3.8 million and $9.0 million as of December 31, 2007 and 2006, respectively.

(5)	Other investments and loans include $2.6 million of corporate leveraged loans as of December 31, 2007.

(6)	Asset-backed securities held in Pinetree CDO as of December 31, 2006 include RMBS (Non-Agency), CMBS and ABS in the amount of $246.2 million, $35.2 million, and $16.0 million, respectively. The real estate assets (RMBS and CMBS) represented 94.6% of the ABS held in Pinetree CDO as of December 31, 2006. We sold our preference shares in Pinetree CDO as of December 31, 2007 and were no longer deemed the primary beneficiary of the VIE, and therefore deconsolidated this entity.

Mortgage-Backed Securities

The table below summarizes the valuation adjustments on our available-for-sale Agency and AAA-rated non-Agency and interest-only and principal-only RMBS investments and includes a categorization of the fair value of the trading securities:

					December 31, 2006
	December 31, 2007						Interest-only &
	Agency	AAA	Interest-only		Agency	AAA	Principal-only
	RMBS	RMBS	Securities	Total	RMBS	RMBS	Securities	Total
				(In thousands)

Amortized cost	$3,596,932	$1,270,609	$182	$4,867,723	$6,397,107	$1,263,827	$62,576	$7,723,510
Unrealized gains	14,322	389	239	14,950	3,704	134	934	4,772
Unrealized losses	—	—	—	—	(85,706)	(23,386)	(527)	(109,619)

Available for sale — fair value	3,611,254	1,270,998	421	4,882,673	6,315,105	1,240,575	62,983	7,618,663

Trading — fair value	1,073,885	370,620	—	1,444,505	67,856	—	4,911	72,767

Total RMBS fair value	$4,685,139	$1,641,618	$421	$6,327,178	$6,382,961	$1,240,575	$67,894	$7,691,430

As of December 31, 2007 and 2006, our Agency RMBS totaled $4.7 billion and $6.4 billion, respectively, and AAA-rated non-Agency RMBS totaled $1.6 billion and $1.2 billion, respectively.

During the years ended December 31, 2007 and 2006, we recognized $91.1 and $7.0 million, respectively of other-than-temporary impairment related to certain RMBS securities. Included in the other-than-temporary impairment amounts for the years ended December 31, 2007 and 2006 was $0.4 million and $7.0 million, respectively, related to certain interest-only securities. The $90.7 million of impairment on non-interest-only securities was recorded because we determined that we no longer had the intent or ability to hold these securities for a period of time sufficient to allow for recovery in market value. As a result of the impairment charge the unrealized loss was transferred from accumulated other comprehensive loss to an immediate reduction of earnings classified in net gain (loss) on available-for sale securities in the consolidated statements of operations.

The $0.4 million and $7.0 million of other-than temporary impairment recognized on certain interest only securities was based on the guidance of EITF 99-20 for the years ended December 31, 2007 and 2006, respectively. The expected future cash flows for all of these securities are primarily dependent upon contingent factors such as interest rates and prepayments that depend on a variety of market factors. We used updated cash flow projections from a third party as part of our analysis to determine the amount of the impairment. As a result of the impairment charge the unrealized loss was transferred from accumulated other comprehensive loss to an immediate reduction of earnings classified in net gain (loss) on available-for sale securities in the consolidated statements of operations.

To enhance liquidity, certain available-for-sale RMBS positions were sold during the year ended December 31, 2007 which resulted in net realized losses of $2.1 million and a reduction of the par value of the available-for-sale portfolio by $2.3 billion. A portion of the proceeds from those sales was reinvested in trading RMBS securities. The trading RMBS securities portfolio increased from a par value of $81.6 million as of December 31, 2006 to $1.6 billion as of December 31, 2007.

As of January 1, 2008 we elected the fair value option for all of our RMBS and will no longer evaluate for other-than-temporary impairment because the changes in fair value will be recorded in the statement of operations rather than as an adjustment to accumulated other comprehensive loss in stockholders’ equity. See “Recent Developments” later in this section for a discussion of certain activities subsequent to December 31, 2007 related to our RMBS portfolio.

As of December 31, 2007 and 2006, excluding the interest-only and principal-only strips, our RMBS portfolio had a net amortized cost of 100.3% and 100.7% of the face amount, respectively Our total RMBS net premium amortization expense for the years ended December 31, 2007 and 2006 was $18.3 million, and $23.8 million, respectively. As of December 31, 2007 and 2006 we had unamortized net premium of $30.3 million and $51.1 million, respectively, excluding the interest-only and principal-only strips, included in the cost basis of our available-for-sale RMBS securities. As of December 31, 2007 and 2006, the current weighted average life of the portfolio was 5.6 years and 3.9 years, respectively, which represents the average number of years for which each dollar of unpaid principal remains outstanding. Accordingly, we currently estimate approximately 50% of the net premium amortization will be realized over this period.

Net portfolio duration, which is the difference between the duration of the RMBS portfolio and the duration of repurchase agreements, adjusted for the effects of our interest rate swap portfolio, is 0.10 years and 0.05 years as of December 31, 2007 and 2006, respectively. In order to fully assess the possible impact of a change in interest rates on the RMBS portfolio, the reader should consider not only the duration, but also the portfolio’s leverage and spread risk. See our discussion of leverage later in this section under the heading “Leverage.”

As of December 31, 2007 and 2006, $4.7 billion and $7.6 billion of our RMBS holdings were classified as available-for-sale securities and $1.6 billion and $0.1 billion as trading securities, respectively. The following table details our RMBS holdings as of December 31, 2007 and 2006:

			Weighted Average
	Par and						Constant
	Notional	Estimated		Months to	Yield to	Contractual	Prepayment	Modified
Security Description(1)	Amount	Fair Value	Coupon	Reset(2)	Maturity	Maturity	Rate(3)	Duration(4)
	(In thousands)

December 31, 2007:
Hybrid Adjustable Rate RMBS:
Rate reset in 1 year or less	$239,749	$244,417	5.84%	6	5.08%	05/10/35	26.1	0.8
Rate reset in 1 to 3 years	2,525,350	2,515,389	4.97%	27	5.44%	05/10/35	17.6	2.0
Rate reset in 3 to 5 years	1,581,343	1,596,829	5.84%	47	5.57%	09/06/36	17.9	1.8
Rate reset in 5 to 7 years	207,698	210,834	6.07%	68	5.61%	11/09/36	19.4	1.7
Rate reset in 7 to 10 years	464,780	465,382	5.36%	96	5.40%	12/21/35	10.5	3.4
Fixed Rate RMBS:
15 year	118,597	116,229	5.50%	n/a	5.97%	11/26/20	8.0	3.8
30 year	1,209,014	1,177,677	5.90%	n/a	6.24%	06/21/36	14.0	4.4

Total hybrid and fixed rate RMBS	$6,346,531	6,326,757

Other:
Interest-only strips(5)	$92,298	421	n/m	n/a	n/m	05/18/35	10.7	33.7

Total RMBS estimated fair value		$6,327,178

December 31, 2006:
Hybrid Adjustable Rate RMBS:
Rate reset in 1 year or less	$511,743	$509,905	4.52%	8	5.91%	04/02/35	43.7	0.9
Rate reset in 1 to 3 years	1,731,398	1,715,755	4.82%	29	5.70%	03/11/35	31.1	1.8
Rate reset in 3 to 5 years	2,491,987	2,473,489	5.04%	40	5.64%	07/09/35	29.2	1.8
Rate reset in 5 to 7 years	216,277	214,237	5.07%	65	5.57%	08/05/35	23.0	2.2
Rate reset in 7 to 10 years	410,762	403,632	5.22%	103	5.78%	07/22/35	15.9	3.5
Fixed Rate RMBS:
15 year	177,083	176,345	5.50%	n/a	5.60%	10/09/20	12.3	3.0
30 year	2,138,649	2,130,171	5.82%	n/a	5.78%	01/12/36	14.9	3.5

Total hybrid and fixed rate RMBS	$7,677,899	7,623,534

Other:
Interest-only strips(5)	207,358	30,096	n/m	n/a	n/m	05/07/35	10.6	(46.9)
Interest-only strips trading(5)	640,903	4,911	n/m	n/a	n/m	05/18/35	12.8	66.4
Interest-only and principal only strips(5)	67,905	32,887	n/m	n/a	n/m	10/15/34	10.5	3.9

Total other RMBS	$916,166	67,894

Total RMBS estimated fair value		$7,691,428

(1)	Includes securities classified as both available-for-sale and trading.

(2)	Represents number of months before conversion to floating rate.

(3)	Constant prepayment rate refers to the expected average annualized percentage rate of principal prepayments over the remaining life of the security. The values represented in this table are estimates only and the results of a third party financial model.

(4)	Modified duration represents the approximate percentage change in market value per 100 basis point change in interest rates.

(5)	Interest- and principal-only strips represent solely the interest portion of a security. Therefore the notional amount reflected should not be used as a comparison to par or fair value.

n/a — not applicable

n/m — not meaningful

Actual maturities of RMBS are generally shorter than stated contractual maturities, as they are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal. The stated contractual final maturity of the mortgage loans underlying our portfolio of RMBS ranges up to 28 years from date of issuance, but the expected maturity is subject to change based on the actual and estimated prepayments of the underlying loans.

The conditional prepayment rate, or CPR, attempts to predict the percentage of principal that will prepay over the next 12 months based on historical principal paydowns and the current interest rate environment. As interest rates rise, the rate of refinancing typically declines, which we believe may result in lower rates of prepayment and, as a result, a lower portfolio CPR.

As of December 31, 2007 and 2006, the mortgages underlying our hybrid adjustable-rate RMBS had fixed interest rates for a weighted average period of approximately 40 months and 39 months, respectively, after which time the interest rates reset and become adjustable. The average length of time until contractual maturity of those mortgages was approximately 28 years and 30 years from date of issuance as of December 31, 2007 and 2006.

After the reset date, interest rates on our hybrid adjustable-rate RMBS float based on spreads over various LIBOR indices. These interest rates are subject to caps that limit the amount the applicable interest rate can increase during any year, known as an annual cap, and through the maturity of the applicable security, known as a lifetime cap. As of December 31, 2007 and 2006, the weighted average lifetime rate cap for the portfolio was 10.6% and 10.3%, the weighted average maximum increase in the first year, or initial cap, that the rates are adjustable was 4.4% and 4.3%, and the weighted average maximum annual increase for years subsequent to the first year was 1.9% and 2.0%, respectively.

Interest-only strips are purchased primarily as duration management tools or to enhance overall yields and as of December 31, 2007 are all classified as available-for-sale.

The following table summarizes our RMBS (available-for sale and trading), according to their weighted average life:

	December 31,
	2007		2006
	Fair	Amortized	Fair	Amortized
Expected Life	Value	Cost	Value	Cost
	(In thousands)

Greater than one year and less than five years	$3,418,908	$3,406,428	$5,508,372	$5,592,288
Greater than five years and less than ten years	2,478,077	2,471,368	1,886,277	1,898,024
Greater than ten years	430,193	430,482	296,779	309,339

Total	$6,327,178	$6,308,278	$7,691,428	$7,799,651

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

Asset-Backed Securities Held in Pinetree CDO

In May 2005, we entered into warehouse, master repurchase and pledge agreements to fund the purchase of up to $300.0 million of ABS by Pinetree CDO, formerly one of our QRSs, during the warehouse period. Upon review of the warehouse transaction, we determined that Pinetree CDO was a VIE under FIN 46R and we were the primary beneficiary of the VIE. On November 30, 2005, we terminated the warehouse borrowing and replaced it with the issuance of long-term debt and equity securities by Pinetree CDO. We purchased all of the equity interest in Pinetree CDO, which were issued to us as preference shares and ordinary shares for an aggregate purchase price of $12.0 million.

The preference shares of Pinetree CDO were sold for a nominal amount on December 31, 2007 generating a gain on the sale of $4.3 million classified in dividend income and other net gain in the consolidated statements of operations. We had consolidated Pinetree CDO since the inception of the warehouse period in May 2005, as it was determined that we were the primary beneficiary of the VIE. The ABS held in Pinetree CDO were included in available-for-sale securities. We accrued interest income on the ABS and interest expense on the long-term debt in the consolidated statements of operations. Pinetree CDO was a bankruptcy remote entity and although we consolidated 100% of the assets and liabilities of Pinetree CDO, our maximum economic exposure to loss was limited to our initial investment of $12.0 million. The sale of the Pinetree CDO preference shares eliminates differences between GAAP and economic book value that existed as a result of consolidating losses in excess of $12.0 million since this entity is no longer consolidated.

During the years ended December 31, 2007 and 2006, we recognized $18.4 million and zero of other-than temporary impairment on certain asset-backed securities held in the Pinetree CDO using the guidance in EITF 99-20. As of December 31, 2007, our sale of the Pinetree CDO resulted in the deconsolidation of its asset-backed securities.

The following table summarizes the Pinetree CDO investments by asset class as of December 31, 2006:

			Weighted
	Par	Fair	Average
Asset Class	Amount	Value	Life
	(In thousands		(In years)

Residential B/C mortgage	$178,845	$177,987	2.45
Residential A mortgage	32,574	31,809	3.77
Home equity loan	37,182	36,353	2.28
CMBS conduit	30,378	30,257	4.94
ABS collateralized bond obligation	8,303	8,199	2.18
CMBS large loan	4,990	4,990	0.94
Credit card	3,000	3,086	1.40
Automobile loan	2,000	1,975	1.84
Student loan	1,357	1,385	3.66
Small business loan	1,364	1,379	2.61

Total	$299,993	$297,420	2.78

As of December 31, 2006, Pinetree CDO held $297.4 million of ABS classified as available-for-sale securities and $6.7 million of restricted cash and cash equivalents, which were generally being utilized to purchase additional ABS and pay distributions to debt and equity holders, respectively. The ABS was backed primarily by residential mortgages, home equity loans and commercial mortgages. The portfolio was composed of both fixed and floating rate securities, comprising 24.5% and 75.5% of the portfolio, respectively, as of December 31, 2006. The fixed portfolio had a weighted average rate of 5.67% while the variable portfolio had a weighted average spread of 1.99% over LIBOR as of December 31, 2006.

The table below summarizes the Pinetree CDO portfolio by Moody’s rating as of December 31, 2006:

Moody’s Rating	% of Total

Aaa	3.61%
Aa1	0.40%
Aa2	0.67%
Aa3	1.67%
A1	1.11%
A2	4.10%
A3	4.70%
Baa1	14.69%
Baa2	33.22%
Baa3	35.83%

100.00%

The Moody’s weighted average rating factor, or WARF, for the Pinetree CDO portfolio as of December 31, 2006 was 392 which translates to a weighted average Moody’s rating of between Baa2 and Baa3. As of December 31, 2006, we held 85 asset-backed securities with a fair value of $149.3 million, valued below cost, of which 41 securities with a fair value of $72.0 million were valued below cost for greater than 12 months. None of the ABS had been downgraded by the two major credit rating agencies from their purchase to December 31, 2006. We did not believe any of the ABS were other-than-temporarily impaired as of December 31, 2006, as we expected to collect all contractual amounts due and had the intent and ability to hold these securities until the value was recovered, which may be to maturity.

Loans Held for Sale and Loans Held for Investment

The following summarizes our loan portfolio, excluding credit default swaps and total return swaps, by loan classification:

	Carrying Value
	Loans Held
Type of Loan	for Sale(1)	Loans	Total
		(In thousands)

December 31, 2007:
Loans held in Market Square CLO	$261,680	$—	$261,680
Loans held in DFR MM CLO	—	291,189	291,189
Corporate leveraged loans	2,560	146,796	149,356
Commercial real estate loans(2)	3,095	28,375	31,470

	$267,335	$466,360	$733,695

Allowance for loan losses		(5,300)	(5,300)

		$461,060	$728,395

December 31, 2006:
Loans held in Market Square CLO	$269,155	$—	$269,155
Corporate leveraged loans	8,000	403,976	411,976
Commercial real estate loans(2)	5,613	28,359	33,972

	$282,768	$432,335	$715,103

Allowance for loan losses		(2,000)	(2,000)

		$430,335	$713,103

(1)	Carrying value of loans held for sale is lower of cost or fair value.

(2)	Commercial real estate loans include participating interests in commercial mortgage loans.

Loans Held in Market Square CLO

The following table summarizes the Market Square CLO loan portfolio:

December 31, 2007						December 31, 2006
			Estimated	Weighted Average					Estimated	Weighted Average
Moody’s	Par	Carrying	Fair		Contractual	Moody’s	Par	Carrying	Fair		Contractual
Rating	Value	Value	Value	Spread	Maturity	Rating	Value	Value	Value	Spread	Maturity
	(In thousands)						(In thousands)

Baa3	$3,031	$3,021	$3,021	2.25%	05/17/13	Baa3	$3,500	$2,698	$3,509	2.07%	05/03/07
Ba1	13,156	12,852	12,852	1.67%	06/10/11	Ba1	14,171	14,180	14,223	1.71%	04/05/11
Ba2	10,375	10,055	10,057	1.77%	09/14/13	Ba2	10,208	10,099	10,240	1.90%	09/04/12
Ba3	40,713	38,615	38,655	2.21%	03/18/13	Ba3	48,325	48,244	48,468	2.17%	07/26/12
B1	75,310	72,279	72,321	2.46%	04/17/13	B1	70,753	67,080	70,727	2.44%	05/12/12
B2	95,960	91,367	91,407	2.85%	01/13/13	B2	102,244	100,533	102,610	3.21%	08/16/12
B3	30,544	28,706	28,717	3.22%	03/08/13	B3	22,248	22,187	22,265	3.50%	12/01/11
Caa1	2,846	1,850	1,850	4.38%	08/25/12	Caa1	4,239	4,134	4,134	3.27%	04/30/11
Caa2	3,096	2,935	2,935	4.16%	12/20/11	Caa2	—	—	—	n/a	n/a

	$275,031	$261,680	$261,815	2.62%			$275,688	$269,155	$276,176	2.72%

In March 2005, we entered into an agreement to finance the purchase of up to $300.0 million of syndicated bank loans by Market Square CLO during the warehouse period. In May 2005, Market Square CLO repaid the warehouse borrowing and issued preference shares of $24.0 million and several classes of notes aggregating $276.0 million. We purchased 100% of the preference shares representing substantially all of the equity interest in Market Square CLO for $24.0 million. Upon review of the transaction and subsequent securitization, we determined that Market Square CLO was a VIE under FIN 46R and we were the primary beneficiary of the VIE, resulting in the consolidation of Market Square CLO. The notes have a weighted average interest rate of LIBOR plus 0.49% and are secured by the loan portfolio. As of December 31, 2007 and 2006, Market Square CLO had $275.0 million and $275.7 million of loans outstanding, with a carrying value of $261.7 million and $269.2 million, which is included in loans held for sale, $23.5 million and $20.5 million of restricted cash and cash equivalents, which are generally utilized to purchase additional loans and pay distribution to debt and equity holders, respectively. Market Square CLO has $276.0 million of notes payable included in long-term debt outstanding at December 31, 2007 and 2006. Market Square CLO is a bankruptcy remote entity and although we consolidate 100% of the assets and liabilities of Market Square CLO, it should be noted that our maximum exposure to economic loss is limited to our initial investment of $24.0 million. The weighted average coupon spread over LIBOR on the loan portfolio was 2.62% and 2.72% and the weighted average contractual maturity was 5.1 years and 5.3 years as of December 31, 2007 and 2006, respectively.

The Market Square CLO bank loan portfolio is diversified across 29 and 31 Moody’s industries as of December 31, 2007 and 2006, respectively. The Market Square CLO portfolio as of December 31, 2007 and 2006 has a WARF of 2431 and 2354, respectively, which both translate to a weighted average Moody’s rating of between B1 and B2. As of December 31, 2007 and 2006, the carrying value of the Market Square CLO loans were reduced by a valuation allowance of $12.8 million and $1.0 million, respectively, as these loans are carried at the lower of cost or fair value.

Loans Held in DFR MM CLO

The following table summarizes the DFR MM CLO loan portfolio as of December 31, 2007:

		Weighted
	Carrying	Average
Type of Loan	Value	Coupon

First lien secured	$91,989	10.25%
Second lien secured	176,581	11.33%
Mezzanine	22,619	14.25%

	$291,189	11.22%

On July 17, 2007 we purchased 100% of the equity interest, issued as subordinated notes and ordinary shares, of DFR MM CLO, a Cayman Islands limited liability company, for $50.0 million. In addition to issuing the subordinated notes and ordinary shares, DFR MM CLO also issued several classes of notes, aggregating $250.0 million, discussed later in this section under the heading “Liabilities.” We also purchased all of the BBB/Baa2 rated notes of DFR MM CLO, for $19.0 million. The remaining $231.0 million of outstanding notes of DFR MM CLO were purchased by outside investors. DFR MM CLO, is one of our taxable REIT subsidiaries and is a VIE under FIN 46R. We are the primary beneficiary of the VIE, causing us to consolidate the entity. DFR MM CLO is a bankruptcy remote entity, and although we consolidate 100% of the assets and liabilities our maximum exposure to loss on our investment in DFR MM CLO is limited to our initial investment of $69.0 million.

As of December 31, 2007, DFR MM CLO had $292.7 million of loan principal outstanding with a carrying value of $291.2 million, which is included in loans, $22.1 million of restricted cash and cash equivalents, which are generally utilized to purchase additional loans and pay distribution to debt and equity holders, and $231.0 million of notes payable to outside investors included in long-term debt The weighted average coupon spread over LIBOR on the loan portfolio was 5.97% (6.33% including the $19.0 million of DFR MM CLO debt we own and eliminate upon consolidation) and the weighted average contractual maturity was 5.4 years as of December 31, 2007.

Corporate Leveraged Loans

The following table summarizes our corporate leveraged loans:

	December 31,
	2007		2006
		Weighted		Weighted
	Carrying	Average	Carrying	Average
Type of Loan	Value	Coupon	Value	Coupon
	(In thousands)		(In thousands)

First lien secured loans	$31,469	10.78%	$147,029	10.86%
Second lien secured loans	73,763	11.71%	190,409	12.45%
Mezzanine	22,163	16.46%	69,049	13.66%
Holding company	21,961	12.78%	5,489	14.00%

	149,356	12.38%	411,976	12.11%
Allowance for loan losses	(5,300)		(2,000)

	$144,056		$409,976

As of December 31, 2007 and 2006, we had corporate leveraged loans totaling $149.4 million and $412.0 million, respectively, classified as loans held for investment with the exception of $2.6 million and $8.0 million classified as loans held for sale as of December 31, 2007 and 2006, respectively. The mezzanine and holding company loans are generally unsecured. As of December 31, 2007 and 2006, we carried an allowance for loan losses totaling $5.3 million and $2.0 million, respectively. As of December 31, 2007, these loans were placed on non-accrual status and we have not recognized $2.8 million of uncollected interest that is due to us under these loans. These loans are reflected in the above table at their contractual outstanding amounts and coupons. As of December 31, 2007, we charged-off the full principal balance of $5.1 million of a mortgage lending company that filed Chapter 7 bankruptcy during the year. Additionally, we recognized a gross provision for loan loss of $12.2 million less a $3.8 million reversal of an allowance for loan loss on a loan previously identified as impaired due to significantly improved performance and a capital restructuring. On July 17, 2007, we closed the DFR MM CLO transaction which was a securitization of $300.0 million in loans previously categorized as corporate leveraged loans.

Commercial Real Estate Loans (including participating interests)

As of December 31, 2007 and 2006, we had invested in junior participation interests in commercial mortgages originated by Hometown Commercial Capital, LLC, or HCC, with a total carrying value of $3.1 million and $5.6 million, respectively. These loans are classified as held for sale on our consolidated balance sheets.

As of December 31, 2007 and 2006, we held commercial mortgage loans with a carrying value of $28.4 million held in nine and eight loans, respectively. These loans are classified as held for investment on our consolidated balance sheets.

In November 2007, HCC was deemed to be in default in its financing obligations to a third party resulting in an agreement to sell certain loans, of which we had a $6.2 million in par value. We recognized a $3.1 million loss as of December 31, 2007 to reflect the likelihood that the par value of these loans would not be realized in a sale of assets.

Credit Default Swaps

As of December 31, 2007, we held 15 CDSs, as the protection seller, with an aggregate notional amount of $48.0 million. As of December 31, 2007, these CDSs had a net negative fair value of $0.6 million, recorded in derivative assets and derivative liabilities in the consolidated balance sheets in the amounts of $0.1 million and $0.7 million, respectively.

As of December 31, 2006, we held 20 CDSs, as the protection seller, with an aggregate notional amount of $68.0 million. As of December 31, 2006, these CDSs had a net fair value of $1.0 million, recorded in derivative assets and derivative liabilities in the consolidated balance sheets in the amounts of $1.0 million and $4,000, respectively.

Total Return Swaps

As of December 31, 2007, we held two total return swaps with an aggregate notional amount of $14.5 million and an aggregate negative fair value of $0.8 million recorded in derivative liabilities in the consolidated balance sheets.

As of December 31, 2006, we held two total return swaps with an aggregate notional amount of $15.6 million and an aggregate fair value of $0.8 million recorded in derivative assets in the consolidated balance sheets.

Equity Securities

As of December 31, 2007 and 2006, our equity securities had a total carrying value of $5.5 million and $6.4 million, respectively. Equity securities with a readily determinable fair value are classified as available-for-sale securities in our consolidated balance sheets. All other equity securities are classified as other investments.

Due from Broker

As of December 31, 2007, we had $270.6 million due from broker; all amounts are expected to settle in the following quarter. The due from broker consisted of the following:

•	Unsettled RMBS sales — $159.6 million

•	Swap and repurchase agreement margin due from broker — $110.7 million

•	Unsettled Market Square CLO loan sales — $0.3 million

Investment Advisory Fee Receivable

As of December 31, 2007, our investment advisory fee receivable of $6.4 million related to the following:

•	Accrued CDO senior fees — $3.4 million

•	Accrued CDO sub fees — $2.8 million

•	Accrued investment fund incentive fee — $0.2 million

Interest Receivable

As of December 31, 2007, our interest receivable of $39.2 million related to the following:

•	RMBS — $29.9 million

•	Loans — $7.6 million

•	Derivatives — $1.2 million

•	Various other investments — $0.5 million

Other Receivable

As of December 31, 2007, other receivable of $22.9 million related to the following:

•	RMBS paydowns — $22.8 million

•	Miscellaneous — $0.1 million

Prepaid and Other Assets

As of December 31, 2007, prepaid and other assets of $14.7 million consisted of:

•	Debt issuance costs — $10.1 million

•	Contingent income receivable — $3.0 million

•	Prepaid assets — $1.2 million

•	Deferred tax asset — $0.4 million

Fixed Assets, net of accumulated depreciation

As of December 31, 2007, fixed assets of $10.4 million consisted of:

•	Leasehold improvements — $7.4 million

•	Office furniture and fixtures — $1.9 million

•	Equipment and computer software — $1.1 million

Intangible Assets, net of accumulated amortization

As of December 31, 2007, intangible assets of $83.2 million consisted of:

•	Investment funds and separately managed accounts asset

management contracts — $39.7 million

•	CDO asset management contracts — $30.2 million

•	Computer software systems — $6.8 million

•	Tradename — $5.9 million

•	Non-compete agreements — $0.6 million

Goodwill

As of December 31, 2007, goodwill was $98.7 million. Our intangible assets and goodwill were recorded in connection with the Merger with Deerfield.

Hedging Instruments

There can be no assurance that our hedging activities will have the desired beneficial impact on our results of operations, financial condition or net cash flows. Moreover, no hedging activity can completely insulate us from the risks associated with changes in interest rates and prepayment rates. We generally intend to hedge as much of the interest rate risk as we believe is in the best interest of our stockholders, after considering among other things the cost of such hedging transactions and our desire to maintain our status as a REIT. Our policies do not contain specific requirements as to the percentages or amount of interest rate risk that is required to hedge.

For the years ended December 31, 2007 and 2006, we entered into interest rate swaps and interest rate swap forwards as a means of mitigating our interest rate risk on forecasted interest expense associated with repurchase agreements for a specified future time period, represented by the term of the interest rate swap contract. An interest rate swap is a contractual agreement entered into by two parties under which each agrees to make periodic payments to the other for a specified period of time based upon a notional amount of principal. Under the most common form of interest rate swap, a series of payments calculated by applying a fixed rate of interest to a notional amount of principal is exchanged for a stream of payments similarly calculated using a floating rate of interest. This is a fixed-floating interest rate swap. We hedge a portion of our short-term debt by entering into fixed-floating interest rate swap agreements whereby we receive the floating rate of interest and pay a fixed rate of interest. An interest rate swap forward is an interest rate swap based on a floating interest rate to be set at an agreed future date at which time the swap becomes effective.

As of December 31, 2007, we had a portfolio of 134 designated interest rate swaps with maturities ranging from February 2008 to October 2017 and a total notional amount of $3.8 billion and a net negative fair value of $72.2 million recorded in derivate assets and derivative liabilities in the consolidated balance sheet in the amount of $1.2 million and $73.4 million, respectively. Under the interest rate swap and interest rate swap forward agreements we have in place, we receive interest at rates that reset periodically, generally every one or three months, and usually pay a rate fixed at the initiation of and for the life of the swap agreements. The current market value of interest rate swaps is heavily dependent on the current market fixed rate, the corresponding term structure of floating rates as well as the expectation of changes in future floating rates (yield curve). As expectations of future floating rates change, the market value of interest rate swaps changes. Based on the daily market value of those interest rate swaps and interest rate swap forward contracts, our counterparties may request additional margin collateral or we may request additional collateral from our counterparties to ensure that an appropriate margin account balance is maintained at all times through the maturity of the contracts. As of December 31, 2007, the unrecognized loss on interest rate swap transactions in accumulated other comprehensive loss of $97.2 million includes cumulative deferred losses on terminated swaps of $27.3 million that will be amortized over the original hedging period. During the year ended

December 31, 2007 we de-designated $2.1 billion (notional) of interest rate swaps previously designated as a hedge with a net negative fair value of $19.3 million at de-designation. A deferred loss of $10.6 million is included in other comprehensive loss for the de-designations which will be amortized into interest expense over the original life of the swaps. The de-designation occurred as a result of changing risk exposure in repurchase agreement financing.

As of December 31, 2007, we held 76 interest rate swaps, one interest rate floor and one interest rate cap with notional amounts in the aggregate of $2.9 billion, $65.0 million and $40.0 million, respectively, which were not designated as hedges. Accordingly, changes in fair value of these derivatives are recorded in net gain (loss) on derivatives in the consolidated statements of operations. As of December 31, 2007, these interest rate swaps, interest rate floor, and interest rate cap had a net negative fair value of $77.7 million, $1.1 million and $0.2 million, respectively, recorded in derivative assets and liabilities in the consolidated balance sheets. In connection with the one interest rate floor, we received aggregate payments of $20,000 upon inception of the floors, and in return will make payments based on the spread in LIBOR rates, if a one-month LIBOR decreases below an agreed upon contractual rate. The payments we may have to make are based on the spread times the amortizing notional balance of the floor. In connection with the one interest rate cap, we will receive payments based on the spread in rates, if the three-month LIBOR rate increases above certain agreed upon contractual rate and we will make payments based on a nominal fixed interest rate.

Effective January 1, 2008, as a result of our adoption of FAS 159, we elected to de-designate all of our interest rate swaps for GAAP reporting purposes. Accordingly, all changes in fair value will be recorded in earnings.

Liabilities

We have entered into repurchase agreements to finance many of our purchases of RMBS. These agreements are secured by RMBS and bear interest rates that have historically moved in close relationship to LIBOR. As of December 31, 2007, we established 16 borrowing relationships with various financial institutions and other lenders. As of December 31, 2007, we had an outstanding repurchase agreement balance with 12 of those counterparties.

As of December 31, 2007, we had outstanding repurchase agreement liabilities of $5.3 billion, including accrued interest, with a weighted-average current borrowing rate of 5.22%. We intend to renew these repurchase agreements as they mature under the then-applicable borrowing terms of the counterparties to the repurchase agreements. As of December 31, 2007, the repurchase agreements were secured by RMBS and other investment securities with an estimated fair value of $5.5 billion and had weighted-average remaining maturities of 15 days. The net amount at risk, defined as fair value of securities pledged, including additional repurchase agreement collateral pledged, including accrued interest income, minus repurchase agreement liabilities, including accrued interest expense, with all counterparties was $278.6 million as of December 31, 2007. See details of the net amount at risk later in this section under the heading “Liquidity and Capital Resources.”

On March 10, 2006, we entered into an up to $300.0 million (amended to $375.0 million in February 2007) three-year revolving warehouse funding agreement with Wachovia Capital Markets, LLC, or the Facility, subject to annual renewal approval. Financing under the Facility is secured by assets ranging from large syndicated bank loans to subordinated notes and preferred stock. Advance rates under the Facility vary by asset type and are subject to certain compliance criteria. The Facility is available to two bankruptcy remote special purpose vehicles (DWFC, LLC and Deerfield TRS (Bahamas) Ltd.) and the debt holder has recourse only to the assets of these entities, which total $120.9 million as of December 31, 2007.

On July 17, 2007 we closed DFR MM CLO. As a result of this securitization, $213.2 million of debt was paid down on the Facility. As of December 31, 2007, we had $73.4 million of debt outstanding related to the Facility. The annual interest rate for the Facility is based on short-term commercial paper rates as defined in the warehouse funding agreement, plus 0.75% for large syndicated loans or plus 0.90% for all other loans. The weighted average rate as of December 31, 2007 was 6.60%. See further details about the Facility later in this section under the heading “Sources of Funds.”

The Market Square CLO and DFR MM CLO long-term debt issuances bear weighted average interest rates, that reset quarterly, of LIBOR plus 0.49% and 0.69% and based on the last reset date were 5.67%, and 5.97%, respectively, as of December 31, 2007. As of December 31, 2007, we have $276.0 million and $231.0 million of long-term debt resulting from Market Square CLO and DFR MM CLO transactions, respectively. The long-term debt related to the Pinetree CDO was deconsolidated in 2007 as a result of our sale of preference shares causing us to no longer being deemed the primary beneficiary.

On September 29, 2005, August 2, 2006 and October 27, 2006, we issued $51.6 million, $25.8 million and $46.3 million of unsecured junior subordinated notes payable to Trust I, Trust II and Trust III, respectively. The Trust I securities mature on October 23, 2035 but are callable by us on or after October 10, 2010. The Trust II and Trust III securities both mature on October 30, 2036 but are callable by us on or after October 30, 2011. Interest is payable quarterly at a floating rate equal to LIBOR plus 3.50% per annum and 2.25% per annum for the Trust I and both Trust II and Trust III, respectively. This rate was 8.48% and 7.23% for Trust I and both Trust II and Trust III, respectively, as of December 31, 2007. See “Liquidity and Capital Resources” in this section for additional discussion of these Trusts.

On December 21, 2007, in connection with the Merger with Deerfield, we issued notes to the sellers with a principal balance of $73.9 million ($48.9 million Series A Notes and $25.0 million Series B Notes) recorded at fair value of $71.2 million, net of a $2.7 million fair value discount that will be amortized into interest expense using the effective yield method from issuance date to maturity on December 21, 2012. Two employees hold $0.8 million of the Series A Notes, one of these employees is also a member of our Board. Additionally, another member of our Board holds $19.5 million of the Series B Notes.

The holders of the Series A and B Notes entered into an intercreditor agreement (together with the note purchase agreements and related agreements, the Note Documents) with respect to their relative rights, which agreement provides, among other things, that the rights of the holders of the Series A Notes, including with respect to repayment of the Series A Notes, will be subordinated to the rights of the holders of the Series B Notes, unless a specified principal amount of Series B Notes is prepaid by June 30, 2008. If such principal amount is repaid by June 30, 2008, the rights of the holder of the two series of Notes will be on a pari passu basis. The Series A and B Notes are guaranteed by us and certain of our subsidiaries and are secured by certain equity interests owned by such guarantors as specified in the Note Documents. The Note Documents include an event of default if we fail to pay principal or interest due in respect of any material indebtedness or fail to observe the terms of or perform in accordance with the agreements evidencing such material indebtedness if the effect of such failure is to either permit the holders of such indebtedness to declare such indebtedness to be due prior to its stated maturity or make such indebtedness subject to a mandatory offer to repurchase.

The Series A and B Notes bear interest at a variable rate based upon LIBOR and an initial additional margin of 5.0% per year. Commencing 24 months after the issuance date, such additional annual margin of the Series A and B Notes will increase by increments of 0.5% per year in each three-month period for eighteen months and 0.25% per year for each three-month period thereafter. See “Liquidity and Capital Resources” in this section for additional discussion of these notes.

We may redeem the Series A and B Notes before their maturity from time to time, in whole or in part, at a redemption price equal to 100% of the aggregate outstanding principal amount of the Series A and B Notes to be redeemed plus accrued and unpaid interest. Any redemption of the Series A and B Notes shall be made on a pro rata basis based on the aggregate principal amount of all outstanding Series A and B Notes as of the date we provide notice of such redemption.

Subject to the terms of the intercreditor agreement, we must use a specified portion of the net cash proceeds received by us or any of our subsidiaries from any of the following transactions to make an offer to each holder to repurchase such holder’s Series A and B Notes at an offer price of 100% of the aggregate outstanding principal amount of the Series A and B Notes to be repurchased plus accrued and unpaid interest to the date of repurchase: (i) an asset sale outside the ordinary course of business or an event of loss, each as defined in the note purchase agreements and as further described below, (ii) a debt issuance as defined in the note purchase agreements, (iii) an equity issuance as defined in the note purchase agreements, or (iv) certain exercises of warrants, rights, or options to acquire capital stock as defined in the note purchase agreements of us or any of our subsidiaries, in each case subject to specified exceptions set forth in the Note Documents.

In addition, the Note Documents will require the issuer and us to use commercially reasonable efforts to obtain a replacement debt facility, the proceeds of which would be used to refinance the obligations under the Series A and B Notes.

As of December 31, 2007, we had $879.2 million due to broker; all amounts are expected to settle in the following quarter. The due to broker consisted of the following:

•	Unsettled RMBS purchases — $875.4 million

•	Unsettled purchases of loans held in Market Square CLO — $2.9 million

•	Swap and repurchase agreement margin due to broker — $0.9 million

Interest payable as of December 31, 2007 of $28.7 million consisted of:

•	Derivatives — $16.4 million

•	DFR MM CLO long-term debt interest payable — $6.5 million

•	Market Square CLO long-term debt interest payable — $3.1 million

•	Unsecured junior subordinated interest payable to Trusts — $1.7 million

•	Revolving warehouse facility long-term debt interest payable — $1.0 million

As of December 31, 2007, accrued and other liabilities of $35.7 million consisted of:

•	Accrued compensation — $18.9 million

•	Accrued professional services related to the Merger — $10.7 million

•	Accrued professional services — $2.2 million

•	Miscellaneous — $3.9 million

We have short-term debt in the form of two notes collateralized by investments in preferred shares or subordinated notes issued by CDOs we manage. The Euro-denominated limited-recourse note and corresponding pledged subordinated notes are $0.5 million and $0.7 million, respectively. These amounts have been converted into U.S. dollars at the December 31, 2007 exchange rate. The note bears interest at Euribor plus 1.0% and matures in May 2009. The note may be prepaid, and the required payments are equal to 100% of pledged preferred shared distributions and 50% of all management fees received related to the CDO until the note is paid in full. The U.S. dollar denominated, limited-recourse note and corresponding pledged preferred shares are $1.2 million and $3.7 million, respectively. The note bears interest at LIBOR plus 0.4% and has no stated maturity. Required payments on the note are equal to 62.5% of all management fees and preferred share distributions received from such CDO until the note is paid in full.

In connection with the Merger, we assumed a $10.0 million revolving note, or Revolving Note, with no amounts outstanding, that terminates in February 2009. Prior to the Merger, Deerfield was granted a waiver of certain covenants and provisions specified in the Revolving Note that would not have been met as a result of the Merger until an amendment to the Revolving Note occurred. We are unable to borrow under the Revolving Note for the duration of the waiver period. We do not expect to have the ability to utilize the Revolving Note as a result of the inability to amend the Revolving Note. We mutually agreed to terminate this line of credit in February 2008.

Series A Cumulative Convertible Preferred Stock

Upon completion of the Merger we issued 14,999,992 shares of our Series A Preferred Stock to the selling members of Deerfield with a fair value of $7.75 per share. The Series A Preferred Stock will be converted into our common stock, on a one-for-one basis (subject to customary anti-dilution provisions), upon approval by a majority of the outstanding shares of our common stock. If our common stockholders do not approve the conversion at the special meeting scheduled for March 11, 2008, the holders of at least 20% of the Series A Preferred Stock will have a one-time right to require us to submit the conversion to a vote of stockholders at any subsequent annual meeting of stockholders. If our common stockholders reject the conversion a second time, then the Series A Preferred Stock will cease to be convertible and will remain outstanding in accordance with its terms.

Holders of the Series A Preferred Stock will be entitled to receive, when and as authorized by our Board, or a duly authorized committee thereof, and declared by us, preferential cumulative cash dividends as follows:

(i) for the dividend period from the original issuance date of the Series A Preferred Stock, through the dividend record date next following December 21, 2007, an amount equal to 5% per annum of the liquidation preference;

(ii) for the dividend period commencing on the day after the dividend record date for the first dividend described in clause (i) through the next succeeding dividend record date, an amount equal to the greater of (A) 5% per annum of the liquidation preference or (B) the per share common stock dividend declared for such dividend period; and

(iii) for each succeeding dividend period thereafter, an amount equal to the greater of (A) 5% per annum of the liquidation preference, or (B) the per share common stock dividend declared for such dividend period.

Dividends on the Series A Preferred Stock are cumulative and began to accrue from December 21, 2007, whether or not we have earnings, whether or not we have legally available funds, and whether or not declared by our Board or authorized or paid by us. However, no cash dividend will be payable on the Series A Preferred Stock (but nevertheless will continue to accrue) before the earlier to occur of the conversion vote to be held at our special stockholders meeting on March 11, 2008.

Holders of shares of our Series A Preferred Stock will have no voting rights unless dividends on any shares of the Series A Preferred Stock shall be in arrears for four dividend periods, whether or not consecutive. In such case, the holders of shares of our Series A Preferred Stock (voting as a single class) will be entitled to vote for the election of two directors in addition to those directors on our Board.

The Series A Preferred Stock is subject to mandatory redemption upon the earlier to occur of (i) a change in control of our Company or (ii) December 20, 2014, at a redemption price equal to the greater of $10.00 per share or the current market price of the common stock issuable upon the conversion of the Series A Preferred Stock (assuming conversion immediately prior to the redemption date), plus in each case, accrued and unpaid dividends. As of December 31, 2007, the aggregate liquidation preference was $150.0 million.

Upon our voluntary or involuntary liquidation, dissolution or winding up, each share of Series A Preferred Stock will receive prior to any payment to any other equity securities ranking junior to the Series A Preferred Stock within respect to liquidation, dissolution or winding up, a preference payment equal to the greater of $10.00 per share or the then current market price of the common stock issuable upon the conversion of the Series A Preferred Stock (assuming conversion immediately prior to the event of liquidation), plus in each case, accumulated, accrued and unpaid dividends.

The Series A Preferred Stock will, with respect to dividend and distribution rights, redemption rights and rights upon our liquidation, dissolution or winding, rank:

•	prior or senior to all classes or series of our common stock and any other class or series of our capital stock ranking junior to the Series A Preferred Stock with respect to dividends, redemption or upon liquidation, dissolution or winding up;

•	on parity with any class or series of our capital stock issued in the future the terms of which expressly provide that such securities rank on parity with the Series A Preferred Stock with respect to dividends, redemption or upon liquidation, dissolution or winding up, the issuance of which would require the consent of the holders of the Series A Preferred Stock;

•	junior to any class or series of our capital stock issued in the future the terms of which expressly provide that such securities rank senior to our Series A Preferred Stock with respect to dividends, redemption or upon liquidation, dissolution or winding up, the issuance of which would require the consent of the holders of the Series A Preferred Stock; and

•	junior to all our existing and future debt obligations, including but not limited to, two series of senior secured notes issued in connection with the Merger.

Holders of the Series A Preferred Stock have the right to elect two additional directors if and whenever dividends on such shares of Series A Preferred Stock are not declared and paid in cash on four or more dividend dates, whether or not consecutive. The affirmative vote or consent of holders of at least 80% of the votes entitled to be cast by holders of Series A Preferred Stock is required to (i) authorize or issue any series of capital stock that is senior to the Series A Preferred Stock, (ii) authorize or issue any series of capital stock that is on parity with the Series A Preferred Stock or (iii) amend, alter or repeal any provision of our charter, by merger or otherwise, that would materially adversely affect the powers, rights or preferences of the Series A Preferred Stock. We have agreed to seek a listing for the Series A Preferred Stock on the NYSE on or before April 30, 2008, subject to satisfaction of applicable listing standards, if the conversion has not occurred by that date. Further, in accordance with a registration rights agreement we executed in connection with the Merger, we will also seek to register with the SEC the resale of the shares of Series A Preferred Stock.

Stockholders’ Equity

Stockholders’ equity as of December 31, 2007 was $468.6 million and primarily consisted of the following 2007 activity:

•	Net unrealized loss on cash flow hedges — $157.0 million

•	Effect of the deconsolidation of Pinetree CDO — $105.1 million

•	Net unrealized gain on available-for-sale securities — $15.4 million

•	Acquisition of common stock through Merger — $0.9 million

•	Contributions to additional paid-in capital related to share based compensation — $0.5 million

•	Deductions to additional paid-in capital related to preferred stock dividend and amortization — $0.4 million

•	Foreign currency translation gain — $0.1 million

•	Accumulated deficit — $96.2 million of net loss and $86.9 million of declared dividends

Our initial public offering of common stock was declared effective by the SEC on June 28, 2005. Trading of our shares commenced on June 29, 2005 on the NYSE under the ticker symbol “DFR.”

Results of Operations

The following section provides a comparative discussion of our consolidated results of operations as of and for the years ended December 31, 2007, or 2007, December 31, 2006, or 2006, and December 31, 2005, or 2005.

Summary

The following table summarizes selected historical consolidated financial information:

	2007	2006	2005
	(Dollars in millions, except for per share data)

Net income (loss)	$(96.2)	$71.6	$45.9
Net income (loss) attributable to common stockholders	$(96.6)	$71.6	$45.9
Dividends declared(1)	$86.9	$80.6	$49.3
Net income (loss) per share — diluted	$(1.87)	$1.39	$1.17
Dividends per share(1)	$1.68	$1.56	$1.23
Book value per share	$9.07	$13.32	$13.50
Assets Under Management:
Principal Investing(2)	$7,076.3	$8,754.6	$7,754.3
Investment Management(3)	$14,492.0	n/a	n/a
Leverage(4)	12.9	12.0	10.6

(1)	Dividends shown are reflected in the period to which they relate, rather than the period declared.

(2)	Principal Investing is reflected net of allowance for loan losses of $5.3 million and $2.0 million as of December 31, 2007 and 2006, respectively.

(3)	AUM for Investment Management include $294.6 million and $300.0 million related to the Market Square CLO and DFR MM CLO, respectively, which are managed by DCM on our behalf and are included in Principal Investing however, no fees are earned from third parties on these assets. The CDO amounts included in this total are as of the last trustee reports received prior to January 1, 2008. Investment funds include new contributions of $59.8 million received on January 1, 2008. As investment management fees are calculated based on the beginning of the month AUM which is inclusive of contributions effective the first of every month, disclosure of AUM is provided based on January 1, 2008 rather than December 31, 2007.

(4)	Leverage is calculated by dividing our total debt (principal outstanding on repurchase agreements, short-term debt and long-term debt) by total stockholders’ equity.

n/a — not applicable

The decrease in net income of $167.8 million for the year of 2007 compared to 2006 was primarily attributable to a $174.6 million decrease in net other income and gain (loss), largely as a result of $109.6 million in other-than-temporary impairment on available-for-sale securities and a $61.8 million unrealized loss on interest rate swaps. The increase in net income in 2006 compared to 2005 was primarily attributable to a larger average investment portfolio balance. Additionally for 2006, although to a lesser extent, our increased diversification into alternative assets also contributed to increased net income. Our total portfolio decreased by $1.7 billion and $0.7 billion in 2007 compared to 2006 and 2005, respectively.

We commenced operations in late December 2004, with a private placement netting us $378.9 million of capital and the raising of an additional $363.1 million of net proceeds in late June 2005 through our initial public offering. These capital raises resulted in our portfolio ramping up for most of 2005, as we primarily used these proceeds to leverage our investment portfolio. During March and May of 2005, we entered into warehousing facilities that resulted in the capitalization of the Pinetree CDO and Market Square CLO in May and November of 2005, respectively. We also closed a trust preferred securities transaction in September 2005. These transactions increased long-term debt to $615.6 million in 2005. During 2006, we continued to increase our borrowings through a revolving warehouse facility closed in March 2006 and additional trust preferred securities financings in August 2006 and October 2006 resulting in an incremental increase of $332.9 million to borrowings in 2006. During 2007, we decreased our borrowings by $173.1 million with the sale of the Pinetree CDO preference shares and the resulting de-consolidation and the reduction of our revolving warehouse facility as a result of the securitization of the DFR MM CLO. These decreases were partially offset by the debt incurred as a result of the closing of the DFR MM CLO transaction and the issuance of Series A and B Notes in conjunction with the Merger. Additionally, we issued 14,999,992 shares of Series A Preferred Stock as a result of the Merger with a liquidation value of $150.0 million and a carrying value of $116.2 million as of December 31, 2007.

As of December 31, 2007, we continue to hold alternative assets in our Principal Investing segment, it is our expectation that we will shift our exposure to alternative asset strategies into our fee-based Investment Management segment and focus our Principal Investing segment holdings on Agency RMBS. We had $749.2 million of alternative assets, or 10.7% of our portfolio, compared to $1.1 billion, or 12.2% of our portfolio in 2007 and 2006, respectively. Corporate leveraged loans, including those which have been securitized into DFR MM CLO, have been the primary driver of increases in our alternative portfolio. Corporate leveraged loans and DFR MM CLO combine to total $440.5 million and $412.0 million or 6.2% and 4.7% percent of our total investments in 2007 and 2006, respectively. The primary driver of the decrease in the alternative assets portfolio was the sale of the preference shares of Pinetree CDO on December 31, 2007 which resulted in the de-consolidation of its assets and liabilities. Pinetree CDO represented $297.4 million in assets and 3.4% of our total investments as of December 31, 2006.

We expect to focus our investments on Agency RMBS and seek to limit our interest rate risk through active hedging risk management when warranted in an effort to mitigate the impact of changes in interest rates. Depending on market conditions, we may have to sell additional investments in the future in order to preserve the appropriate level of liquidity and we may be unable to do so on favorable terms or at all. In an effort to improve our liquidity we are exploring opportunities to raise additional capital, however we may not be successful in this regard.

The results of Deerfield are included in the below amounts for the 10-day period from December 22, 2007 through December 31, 2007, as a result of the Merger completion on December 21, 2007, however, the impact from this period was immaterial on our overall results of operations.

Net Interest Income

The following table summarizes our interest income:

				Variance		% of Total Interest Income
	2007	2006	2005	2007 vs. 2006	2006 vs. 2005	2007	2006	2005
	(In millions)

Real Estate Investments:
Residential mortgage-backed securities	$379.8	$373.7	$204.5	$6.1	$169.2	77.1%	81.4%	86.6%
Commercial real estate loans and securities	5.9	3.1	0.2	2.8	2.9	1.2%	0.7%	0.1%
Asset-backed securities held in Pinetree CDO	21.3	20.5	7.0	0.8	13.5	4.3%	4.5%	3.0%

Total real estate investments	407.0	397.3	211.7	9.7	185.6	82.6%	86.6%	89.7%

Corporate Investments:
Corporate loans and securities:
Corporate leveraged loans	45.3	32.9	6.1	12.4	26.8	9.2%	7.2%	2.6%
High yield corporate bonds	0.7	1.6	0.2	(0.9)	1.4	0.1%	0.3%	0.1%
Assets held in Market Square CLO	23.3	23.3	13.1	—	10.2	4.7%	5.1%	5.5%
Assets held in DFR MM CLO	13.7	—	—	13.7	—	2.8%	0.0%	0.0%
Tresuries and short-term investments	2.6	2.5	3.4	0.1	(0.9)	0.5%	0.5%	1.4%
Equity securities	0.1	1.5	1.4	(1.4)	0.1	0.0%	0.3%	0.6%
Other investments	0.2	0.2	0.2	—	—	0.1%	0.0%	0.1%

Total corporate investments	85.9	62.0	24.4	23.9	37.6	17.4%	13.4%	10.3%

Total interest income	$492.9	$459.3	$236.1	$33.6	$223.2	100.0%	100.0%	100.0%

The increase in interest income of $33.6 million in 2007 was primarily attributable to the full year impact of diversification of our portfolio to higher yielding alternative assets than in prior years and to a lesser extent an increase in the interest rate environment for the year. These increases were partially offset by a decrease in our overall portfolio of $1.7 billion ($1.4 billion RMBS and $0.3 billion alternative investments), the majority of which occurred during the fourth quarter of 2007. In July of 2007, we completed the securitization of DFR MM CLO which resulted in the transfer of $300.0 million of corporate leveraged loans into assets held in DFR MM CLO. Interest income on corporate leveraged loans increased by $12.4 million and interest income on assets held in DFR MM CLO increased by $13.7 million for the year ended December 31, 2007. The combined asset balances for corporate leveraged loans and assets held in DFR MM CLO as of December 31, 2007 totaled $440.5 million as compared to $412.0 million of corporate leveraged loans as of December 31, 2006.

The increase in interest income of $223.2 million in 2006 was primarily attributable to a larger average outstanding investment portfolio balance led by our RMBS. Our portfolio increased by $1.0 billion ($0.7 billion RMBS and $0.3 billion alternative investments) to $8.8 billion in 2006. In addition to the increase in the size of the portfolio during 2006, the overall interest rate environment was higher which contributed to increased interest income across all investments. Additionally, our portfolio during 2006 was diversified more effectively toward higher interest earning alternative assets in addition to our Pinetree CDO and Market Square CLO having the benefit of existing for an entire year in 2006 compared to a partial period during 2005.

As a result of our significant sales in our RMBS since December 31, 2007, our strategic shift toward Agency RMBS and away from AAA-rated, non-Agency RMBS and our overall focus on preservation of liquidity, we expect interest income to decline significantly in the immediate future.

The following table summarizes our interest expense:

	Year Ended December 31,			Variance
	2007	2006	2005	2007 vs. 2006	2006 vs. 2005
	(In millions)

Repurchase agreements	$375.6	$372.2	$155.7	$3.4	$216.5
Designated hedging activity	(48.4)	(48.7)	10.6	0.3	(59.3)
Long-term debt	61.3	45.2	10.7	16.1	34.5
Amortization of debt issuance cost	4.5	3.1	0.3	1.4	2.8
Margin borrowing	0.3	0.8	0.1	(0.5)	0.7
Other interest expense	0.1	—	—	0.1	—

Total interest expense	$393.4	$372.6	$177.4	$20.8	$195.2

The increase in interest expense of $20.8 million in 2007 was a result of both an increase in our average debt outstanding during the year as well as increases in the overall interest rate environment, as our funding sources are primarily tied to short term interest rates or reset on a relatively short-term basis. During the fourth quarter of 2007 we reduced our RMBS portfolio through sales which in turn reduced the outstanding repurchase agreement balance and partially offset the increase in interest expense related to the increase in the overall interest rate environment up until the final quarter of 2007. The increase in interest expense of $195.2 million in 2006 was primarily a result of carrying a larger outstanding debt balance. The increase in outstanding repurchase agreements during 2006 was the result of increased leverage on our RMBS in 2006 compared to the increase of leverage and ramping of the portfolio during 2005, which resulted in increased interest expense of $216.5 million in 2006. The 2006 increase in repurchase agreements was partially offset by our hedging activity, which provided an increased reduction of interest expense of $59.3 million during 2006.

The interest expense related to long-term debt increased by $16.1 million and $34.5 million in 2007 and 2006, respectively. During 2007, we increased our use of leverage through the securitization of DFR MM CLO, which had $231.0 million outstanding as of December 31, 2007 and the Trust II and Trust III trust preferred securities which closed during 2006 and were outstanding for the entire year. These increases were partially offset by the decrease in the outstanding balance in our warehouse funding facility from $261.0 as of December 31, 2006 to $73.4 million as of December 31, 2007 as a result of the DFR MM CLO securitization. The increase during 2006 was primarily attributable to the Market Square CLO, Trust I and Pinetree CDO long-term debt being outstanding for the entire year and the addition of the warehouse funding facility and the Trust II and Trust II securities closing during the 2006.

The market is currently experiencing significant de-leveraging with liquidity being scarce and credit spreads widening. As described further in our discussion on liquidity, our investment strategy has refocused to that of preserving liquidity until the current market conditions subside, which may have a negative impact on our future net interest margin during this period of market uncertainty. Additionally, due to the recent activity in our portfolio discussed later in this section under “Recent Developments” and our strategic shift in asset class focus we expect significantly lower interest expense for the immediate future.

Provision for Loan Losses

During the years ended December 31, 2007 and 2006, we recognized provisions for loan losses of $8.4 million and $2.0 million, respectively. During 2007, the net provision for loan losses recorded was composed of an increase in the provision of $12.2 million related to three loans, partially offset by a $3.8 million recovery of one of the loans. The 2006 provision for loan losses of $2.0 million was recorded for one loan which represented the amortized cost basis over the discounted expected future cash flows.

Investment Advisory Fees

For the period from December 22, 2007 to December 31, 2007, investment advisory fees were $1.5 million as a result of our Merger with Deerfield. We expect our investment advisory fee revenue to increase as we consolidate our investment management segment for the entire reporting period. Additionally, we are focused on growing this segment of our business in the coming year.

Expenses

The following table summarizes our expenses for the periods presented:

	Year Ended December 31,			Variance
	2007	2006	2005	2007 vs. 2006	2006 vs. 2005
	(In millions)

Base management fee	$12.2	$13.3	$9.9	$(1.1)	$3.4
Amortization related to restricted stock and options	(0.1)	2.4	3.8	(2.5)	(1.4)
Incentive fee	2.2	3.3	1.3	(1.1)	2.0

Total management and incentive fee expense to related party	14.3	19.0	15.0	(4.7)	4.0

Salaries	0.5	—	—	0.5	—
Incentive compensation	0.5	—	—	0.5	—
Employee benefits	0.3	—	—	0.3	—

Total compensation and benefits	1.3	—	—	1.3	—

Depreciation and amortization	0.3	—	—	0.3	—

Audit and audit-related fees	1.5	1.0	0.5	0.5	0.5
Legal fees	1.4	0.5	0.2	0.9	0.3
Other professional fees	1.4	0.7	0.2	0.7	0.5

Total professional services	4.3	2.2	0.9	2.1	1.3

Insurance expense	0.8	0.7	0.7	0.1	—

Board of directors fees	1.3	0.5	0.4	0.8	0.1
Banking and other administrative fees	0.8	0.7	0.3	0.1	0.4
Software and data feeds	0.5	0.3	0.3	0.2	—
Other general and administrative fees	0.2	0.3	0.5	(0.1)	(0.2)

Total general and administrative expense	2.8	1.8	1.5	1.0	0.3

Total expenses	$23.8	$23.7	$18.1	$0.1	$5.6

The increase in expenses of $0.1 million in 2007 was primarily attributable to increased professional services of $2.1 million which primarily related to certain deal related expenses associated with our initial failed merger with Deerfield. Additionally, as a result of the Merger with Deerfield on December 21, 2007 we included the 10 days of activity in our expenses which includes $1.3 million of compensation and benefits and $0.3 million of depreciation and amortization. These increases were largely offset by a decrease of $4.7 million in management and incentive fees which related to the reduction in net income as well as a reduction of equity during 2007. In response to the current adverse credit market environment, effective as of March 1, 2008 we implemented a plan to reduce our workforce by 13 employees, or approximately 10%. The reductions occurred across a broad range of functions within our company. We believe these personnel reductions will improve our financial results without adversely impacting our ability to operate the business in a sound manner.

The increase in expenses of $5.6 million in 2006 was primarily related to an increase in management and incentive fees. The increase in management and incentive fees in 2006 was primarily attributed to our increased equity and the impact of the effective use of our leverage, which increased our invested assets and provided increased net income per share, resulting in DCM earning an incentive fee under the prior management agreement for the each of the quarterly periods in 2006 compared to only the fourth quarter in

2005. The overall growth of our operations and costs associated with being a publicly-traded company were the primary drivers for the increased expenses of $1.6 million in all other expense line items in 2006.

Other Income and Gain (Loss)

The following table summarizes our other income and gain (loss) for the periods presented:

	Year Ended December 31,			Variance
	2007	2006	2005	2007 vs. 2006	2006 vs. 2005
	(In millions)

Net realized gain (loss) on available-for-sale securities	$(2.7)	$9.8	$5.4	$(12.5)	4.4
Other-than-temporary impairment on available-for-sale securities	(109.6)	(7.0)	—	(102.6)	(7.0)

Net gain (loss) on available-for-sale securities	(112.3)	2.8	5.4	(115.1)	(2.6)

Net realized gain on trading securities	6.0	0.5	—	5.5	0.5
Net unrealized gain (loss) on trading securities	9.5	0.2	(3.6)	9.3	3.8

Net gain (loss) on trading securities	15.5	0.7	(3.6)	14.8	4.3

Net realized gain on loans	0.4	1.5	0.2	(1.1)	1.3
Net unrealized loss on loans	(15.0)	(0.4)	(0.6)	(14.6)	0.2

Net gain (loss) on loans	(14.6)	1.1	(0.4)	(15.7)	1.5

Net realized gain on interest rate swaps	11.8	3.1	3.4	8.7	(0.3)
Net realized gain on credit default swaps	1.7	2.0	0.5	(0.3)	1.5
Net realized gain (loss) on total return swaps	0.9	(0.2)	—	1.1	(0.2)
Net realized loss on interest rate floors and caps	(4.4)	—	—	(4.4)	—
Net unrealized loss on interest rate swaps	(61.8)	(0.5)	(0.3)	(61.3)	(0.2)
Net unrealized gain (loss) on credit default swaps	(1.5)	0.8	0.1	(2.3)	0.7
Net unrealized gain (loss) on total return swaps	(1.6)	2.0	—	(3.6)	2.0
Net unrealized loss on interest rate floors and caps	(0.6)	(1.5)	—	0.9	(1.5)
Net unrealized loss on warrants	(0.2)	—	—	(0.2)	—

Net gain (loss) on derivatives	(55.7)	5.7	3.7	(61.4)	2.0

Dividend income	0.3	1.8	0.3	(1.5)	1.5
Other net gain (loss)	2.8	(1.5)	—	4.3	(1.5)

Dividend income and other net gain	3.1	0.3	0.3	2.8	—

Total other income and gain (loss)	$(164.0)	$10.6	$5.4	$(174.6)	$5.2

Total realized gain	$16.8	$17.0	$9.8	$(0.2)	$7.2

Total unrealized loss	$(180.8)	$(6.4)	$(4.4)	$(174.4)	$(2.0)

Other income and gain (loss) decreased by $174.4 million in 2007 as compared to 2006. The decrease in 2007 was primarily attributable to increased losses on available-for-sale securities, derivatives and loans of $115.1 million, $61.4 million and $15.7 million, respectively, partially offset by an increase in trading securities gains of $14.8 million. The increased losses on available-for-sale securities are the net result of impairment charges as we determined that we no longer had the intent or ability to hold these securities for a period of time sufficient to allow for recovery in market value and sales at unfavorable prices in an effort to improve our liquidity. The increases in derivative losses are primarily attributable to an increase in net unrealized loss on interest swaps of $61.3 million as a result of the de-designation of a significant amount of interest rate swaps during 2007 combined with unfavorable interest rate changes to these instruments during the period. Increases to realized loss on interest rate floors and caps, unrealized loss on total return swaps and unrealized loss on credit default swaps of $4.4 million, $3.6 million and $2.3 million, respectively, further contributed to the increased losses on derivatives. These losses were partially offset by an $8.7 million realized gain on interest rate swaps. The increased losses on loans was mainly the result of lower valuations on our held for sale loan portfolio within the Market Square CLO. The increased gains on trading securities were attributable with holding a larger portfolio of trading securities during 2007.

In 2006 we recognized an increase of $4.4 million of net realized gains on available-for-sale securities compared to 2005 that was reduced by a $7.0 million other-than-temporary impairment identified on interest-only strip securities. Net gain on trading securities increased by $4.3 million in 2006, of which $3.8 million of the increase was unrealized, compared to 2005, primarily related to the increase in value of two inverse interest-only securities purchased for duration management or yield enhancement to our RMBS portfolio. The $1.5 million increase in net gains on loans, $2.0 million of net gains on derivatives, consisting of a $2.2 million and $1.8 million increase in credit default swaps and total return swaps, respectively, offset by decreases of $0.5 million and $1.5 million in interest rate swaps and floors respectively, in 2006 compared to 2005 also contributed to the overall increase in other income and gain. Although our dividend income and other net gain was flat at $0.3 million for 2006 and 2005, the 2006 activity consists of $1.8 million of dividend income on equity securities and certain one-time fees related to loans offset by $1.5 million of losses representing our 13% share of an equity method investment.

Income Tax Expense

We have elected to be taxed as a REIT and intend to continue to comply with the provisions of the Code with respect thereto. Accordingly, we are not subject to federal income tax to the extent we currently distribute our income to our stockholders and as long as certain REIT asset, income, distribution, stock ownership tests and record keeping requirements are fulfilled. We hold a majority of our investments and conduct a significant portion of our operations through our wholly-owned limited liability company subsidiary. Even though we currently qualify for taxation as a REIT, we may be subject to some amount of federal, state and local taxes on our taxable income.

Income tax expense increased to $1.0 million in 2007 compared to $6,000 in 2006 and $0.1 million in 2005. This increase in 2007 is primarily a result of moving certain assets into a TRS in the interest of ensuring qualification as a REIT as detailed under our discussion under “Our Distribution Policy” and “Recent Developments — Estimated REIT Taxable Income” later in this section. We expect income tax expense to increase in the future as a result of our purchase of Deerfield and the TRS elections we have made for certain entities in 2007 and 2008 which should result in more income subject to federal, state and local taxes.

Contractual Obligations and Commitments

The table below summarizes our contractual obligations as of December 31, 2007. These obligations exclude interest expenses and contractual commitments related to our derivatives, because such amounts are not fixed and determinable the below table should be read in conjunction with our discussion in “Recent Developments” later in this section:

		Less Than			More Than
	Total	1 Year	1- 3 Years	3 - 5 Years	5 Years
	(In thousands)

Repurchase agreements	$5,303,865	$5,303,865	$—	$—	$—
Unsettled investment purchases	879,215	879,215	—	—	—
Unfunded loan commitments(1)	11,231	11,231	—	—	—
Dividends payable(2)	21,944	21,944	—	—	—
Short term debt	1,673	1,673	—	—	—
Long term debt(3)	775,368	—	73,435	71,216	630,717
Lease(4)	17,418	1,232	3,650	2,548	9,988

Total	$7,010,714	$6,219,160	$77,085	$73,764	$640,705

(1)	The unfunded loan commitments represent all amounts unfunded as of December 31, 2007. These amounts may or may not be funded to the borrowing party now or in the future. The unfunded loans related to loans with various terms but we are showing this amount in the less than 1 year category, as this entire amount is eligible for funding to the borrowers as of December 31, 2007.

(2)	On December 18, 2007, we declared a dividend of $0.42 per common share outstanding paid on January 29, 2008 to holders of record on December 28, 2007.

(3)	Long-term debt includes borrowings of $73.4 million of a revolving warehouse facility that matures in April 2010. The remaining long-term debt consists of $276.0 million, $231.0 million, $123.7 million and $71.2 million related to the Market Square CLO, DFR MM CLO, trust preferred securities and Series A and B Notes, respectively. Market Square CLO debt is due in 2017 and DFR MM CLO debt is due in 2019, while each can be called, at par, by us quarterly and January 5, 2010, respectively. The trust preferred securities in the amount of $51.6 million, mature on October 30, 2035 but are callable by us on or after October 30, 2010, while the remaining $72.1 million, mature on October 30, 2036 but are callable by us on or after October 30, 2011. The Series A and B Notes are due in December 2012. In all cases the actual maturity date was used to reflect the period when these commitments would be due by us and assumes we are able to stay in compliance with all agreements.

(4)	Amounts are based on cash payment requirements.

Off-Balance Sheet Arrangements

In September 2005, August 2006 and October 2006, we formed Deerfield Capital Trust I (Trust I), Deerfield Capital Trust II (Trust II) and Deerfield Capital Trust III (Trust III), (collectively the “Trusts”), which are variable interest entities. Through our wholly-owned subsidiary, Deerfield Capital Corp. LLC, or DC LLC, we own 100% of the common shares of the Trusts, which issued in the aggregate $120.0 million of preferred shares to unaffiliated investors. DC LLC issued junior subordinated debt securities to the Trusts in the aggregate of $123.7 million, which are guaranteed by us. The rights of common shares of the Trusts are subordinate to the rights of the preferred shares only in the event of a default. Otherwise the common stockholders’ economic and voting rights rank pari passu with the preferred stockholders. We record the investment in the Trusts’ common shares as other investments at cost and record dividend income upon declaration by the Trust. See “Part II — Item 8. Financial Statements and Supplementary Data” in Note 2 for a summary of the Trusts transactions. The junior subordinated debt securities are recorded as long-term debt and debt issuance costs are deferred in prepaid and other assets in the consolidated balance sheet. Interest on the debt securities and amortization of debt issuance costs are recorded in the consolidated statements of operations in interest expense.

As of December 31, 2007, we did not maintain any other relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of December 31, 2007, 2006, and 2005, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide additional funding to any such entities, except for the Trusts.

Liquidity and Capital Resources

We held cash and cash equivalents of $113.7 million as of December 31, 2007.

Our operating activities used cash of $660.6 million for the year ended December 31, 2007, primarily through the following:

Net inflows and non-cash adjustments of $188.8 million, consisting of the following:

•	Other-than-temporary impairment of available-for-sale securities — $109.6 million

•	Net premium and discount amortization — $22.5 million

•	Net non-cash derivative impact on operating activities — $19.0 million

•	Net loss on loans — $14.6 million

•	Sales of loan held for sale — $10.3 million

•	Provision for loan losses — $8.4 million

•	Net realized loss on available for sale securities — $2.7 million

•	Provision for income tax — $1.0 million

•	Depreciation, amortization and non-cash expenses — $0.3 million

Net outflows and non-cash adjustments totaled $894.4 million, consisting of the following:

•	Net change in operating assets and liabilities — $113.8 million

•	Net loss — $96.2 million

•	Net purchases of trading securities — $621.1 million

•	Net gains on trading securities — $15.5 million

•	Unrealized gain from other investment — $2.8 million

Our investing activities provided cash of $2.8 billion for the year ended December 31, 2007 primarily from the proceeds and principal payment of available-for-sale securities and totaling $4.8 billion and the $13.6 million cash inflow related to the purchase of DCM, partially offset by purchase of available-for-sale securities of $1.9 billion, the origination and purchase of loans of $279.9 million, $28.2 million of changes in restricted cash and cash equivalents and $0.6 million in purchases of other investments.

Our financing activities used cash of $2.1 billion for the year ended December 31, 2007, primarily from payments made on long-term debt securities and revolving warehouse funding agreement of $2.0 billion and $265.7 million, respectively. Additional uses of cash included dividends payment of $86.9 million, payment for debt issuance cost of $6.9 million, payments made on long term debt securities of $0.5 million, payments for a designated derivative containing a financing element of $0.4 million and $0.2 million in payments for offering costs. These outflows were offset by proceeds from issuance of long term debt and revolving warehouse funding agreement of $231.0 million and $78.2 million, respectively.

Leverage

As of December 31, 2007 and 2006, our GAAP leverage was 12.9 times equity and 12.0 times equity, respectively, which was calculated by dividing our total debt (principal outstanding of repurchase agreements, short-term debt and long-term debt) of $6.1 billion and $8.3 billion by total stockholders’ equity of $468.6 million and $689.0 million, as reported in our GAAP financial statements as of December 31, 2007 and 2006, respectively.

The increase in leverage for the year ended December 31, 2007 is primarily driven by the $220.3 million decrease in stockholders’ equity compared to December 31, 2006 as a result of the combination of the decline in both the fair value of our available-for-sale securities and designated derivatives, which are recognized as adjustments to other comprehensive income and our decline in net income and increase in dividend payments in 2007 compared to 2006. The fluctuation in the fair value of our RMBS portfolio and designated interest rate swaps is primarily determined by whether the securities or swaps are above or below the current prevailing interest rates as well as changes in the hybrid adjustable-rate loans as they approach their reset date.

The net decrease in debt of $2.2 billion as of December 31, 2007 compared to December 31, 2006, resulted primarily from decreases in repurchase agreements as a result of de-leveraging to generate liquidity, the sale of Pinetree CDO preference shares which resulted in deconsolidation of long-term debt in the amounts of $2.1 billion and $287.8 million, respectively, offset by a net increase in debt from the DFR MM CLO securitization (the DFR MM CLO securitization also resulted in a reduction of outstanding debt in the warehouse facility), assumed short-term borrowings in the Merger and the Series A and B Notes issued as proceeds for the Merger in the amounts of $43.5 million, $1.7 million and $71.2 million respectively.

Sources of Funds

In addition to our December 2004 initial private offering, and June 2005 initial public offering, our primary source of funding has consisted of net proceeds from repurchase agreements. We have also generated proceeds through long-term debt issuance of Market Square CLO, DFR MM CLO, the issuance of trust preferred debt securities, and an alternative asset revolving warehouse funding facility with Wachovia Capital Markets, LLC providing financing up to $375.0 million in borrowing capacity and recently the Series A and B Notes were used to partially finance our acquisition of Deerfield.

The following is a summary of our borrowings as of December 31, 2007 (dollars in thousands):

					Warehouse	Trust		Series
	Repurchase	Short Term	Term		Funding	Preferred		A & B
	Agreements	Debt	Financing		Facility	Securities		Notes		Total

Outstanding balance	$5,303,865	$1,693	$507,000	(1)	$73,435	$123,717		$71,216	(4)	$6,080,926
Weighted average borrowing rate	5.22%	6.09%	5.81%		6.60%	7.75%		9.91%		5.39%
Weighted-average remaining maturity (in years)	0.04	0.51	10.33	(2)	1.19	28.43	(3)	5.00		1.49
Fair value of collateral (including accrued interest)	$5,511,221	$4,353	$607,477		$120,883	n/a		$98,609		$6,243,934

n/a	— not applicable

n/m	— not meaningful

(1)	Excludes $19.0 million of DFR MM CLO debt that is owned by us and eliminated upon consolidation. Had this debt been included the weighted-average borrowing rate would be 5.98% and the weighted-average remaining maturity would be 10.38 years.

(2)	$276.0 million of the term financing is callable quarterly, $231.0 million is callable after July 20, 2010, and quarterly thereafter.

(3)	$51.6 million of the trust preferred securities are callable after October 30, 2010 and $72.1 million are callable after October 30, 2011.

(4)	Principal outstanding of $73.9 million is presented net of a $2.7 million discount.

Repurchase Agreements.  For the year ended December 31, 2007, proceeds from repurchase agreements totaling $5.3 billion, with a weighted-average current borrowing rate of 5.22%, were primarily used to finance the acquisition of RMBS. We expect to continue borrowing funds in the form of repurchase agreements. As of December 31, 2007, we had established 16 borrowing arrangements with various investment banking firms and other lenders, 12 of which had an outstanding repurchase agreement balance as of December 31, 2007. Increases in interest rates could negatively impact the valuation of our RMBS, which could limit our borrowing ability or cause our lenders to initiate additional margin calls. In addition, an increase in the percentage deduction of fair value of RMBS collateral that we receive in cash at the inception of the repurchase agreement, which we sometimes refer to as a haircut, imposed by our counterparties limits our borrowing capacity. Amounts due upon maturity of our repurchase agreements will be funded primarily through the rollover or re-issuance of repurchase agreements and monthly principal and interest payments received on our RMBS.

Of our 12 active repurchase agreement counterparties as of December 31, 2007, our three largest Agency RMBS providers represent 29.4%, 10.8% and 8.5%, respectively, of our total outstanding repurchase agreement balance while our three largest AAA-rated non-Agency RMBS counterparties represent 13.9%, 4.9% and 2.71%, respectively, of such balance. While we believe that we have adequate borrowing capacity within our available repurchase agreements, we have recently experienced significant margin calls as a result of rapidly declining values of the AAA-rated non-Agency RMBS portfolio. During February 2008, in connection with the rollover of a repurchase agreement, one of our counterparties significantly reduced its assessed fair value of securities serving as collateral under the new agreement. As a result, we sold the AAA-rated non-Agency RMBS held by this counterparty at a time when we may not otherwise have determined to do so. We believe these and other sales of AAA-rated non-Agency RMBS and Agency RMBS should reduce the price sensitivity of our RMBS portfolio and improve our liquidity, while these sales resulted in significant losses to equity, as discussed in more detail under “Recent Developments.”

The following table presents certain information regarding the amount at risk related to our repurchase agreements:

			Weighted-Average
			Maturity of Repurchase
	Amount at Risk(1)		Agreements in Days
	December 31,		December 31,
Repurchase Agreement Counterparties:	2007	2006	2007	2006
	(In thousands)

Bank of America Securities LLC	$1,429	$—	11	—
Bear, Stearns & Co. Inc.	12,186	13,192	18	16
Barclays Bank Plc.	34,139	7,653	10	49
BNP Paribas Securities Corp.	19,699	—	18	—
Countrywide Securities Corp.	—	42,001	—	41
Credit Suisse Securities (USA) LLC	61,084	22,564	27	42
Deutsche Bank Securities Inc.	27,476	—	7	—
Fortis Securities LLC	22,879	—	9	—
HSBC Securities (USA) Inc.	10,821	—	18	—
ING Financial Markets LLC	53,294	—	13	—
J.P. Morgan Securities Inc.	6,288	22,937	13	15
Lehman Brothers Inc.	5,773	3,617	5	17
Merrill Lynch Government Securities Inc.	—	24,292	—	28
Merrill Lynch, Pierce, Fenner & Smith Incorporated	—	2,544	—	25
Mitsubishi UFJ Securities (USA), Inc.	—	9,384	—	22
Nomura Securities International	—	52,774	—	28
UBS Securities LLC	23,569	34,447	11	35

Total	$278,637	$235,405	15	31

(1)	Equal to the fair value of securities pledged (including net additional repurchase agreement collateral pledged as of December 31, 2007 and 2006 of $35.6 million, which includes $0.1 million of accrued interest receivable and $152.3 million, which includes $0.6 million of accrued interest receivable, respectively), and related accrued interest receivable and dividends, minus repurchase agreement liabilities, and related accrued interest payable.

Series A and B Notes.  On December 21, 2007, in connection with the Merger, we issued notes to the sellers with a principal balance of $73.9 million ($48.9 million Series A Notes and $25.0 million Series B Notes) recorded at fair value of $71.2 million, net of a $2.7 million discount that will be amortized into interest expense using the effective yield method from issuance date to maturity on December 21, 2012. Two employees hold $0.8 million of the Series A Notes, one of these employees is also a member of our Board. Additionally, another member of our Board holds $19.5 million of the Series B Notes.

The holders of the Series A Notes and the Series B Notes entered into the Note Documents, including an intercreditor agreement with respect to their relative rights, which agreement provides, among other things, that the rights of the holders of the Series A Notes, including with respect to repayment of the Series A Notes, will be subordinated to the rights of the holders of the Series B Notes, unless a specified principal amount of Series B Notes is prepaid by June 30, 2008. If such principal amount is repaid by June 30, 2008, the rights of the holder of the Series A and B Notes will be on a pari passu basis. The Series A and B Notes are guaranteed by us and certain of our subsidiaries and are secured by certain equity interests owned by such guarantors as specified in the Note Documents. The Note Documents include an event of default if we fail to pay principal or interest due in respect of any material indebtedness or fail to observe the terms of or perform in accordance with the agreements evidencing such material indebtedness if the effect of such failure is to either permit the holders of such indebtedness to declare such indebtedness to be due prior to its stated maturity or make such indebtedness subject to a mandatory offer to repurchase.

The Series A and B Notes bear interest at a variable rate based upon the LIBOR and an initial additional margin of 5.0% per annum. Commencing 24 months after the issuance date, such additional margin of the Series A and B Notes will increase by increments of 0.5% per annum in each three-month period for eighteen months and 0.25% per annum for each three-month period thereafter.

The Note Documents contain various restrictive covenants with respect to us and our subsidiaries incurring additional indebtedness or guarantees, creating liens on their assets and certain other matters and in each case subject to those exceptions specified in the Note Documents. We will be obligated to prepay the Series A and B Notes upon a change of control (as defined in the Note Documents).

We may redeem the Series A and B Notes before their maturity from time to time, in whole or in part, at a redemption price equal to 100% of the aggregate outstanding principal amount of the Series A and B Notes to be redeemed plus accrued and unpaid interest. Any redemption of the Series A and B Notes shall be made on a pro rata basis based on the aggregate principal amount of all outstanding Series A and B Notes as of the date we provide notice of such redemption.

Subject to the terms of the intercreditor agreement, we must use a specified portion of the net cash proceeds received by us or any of our subsidiaries from any of the following transactions to make an offer to each holder to repurchase such holder’s Series A and B Notes at an offer price of 100% of the aggregate outstanding principal amount of the Series A and B Notes to be repurchased plus accrued and unpaid interest to the date of repurchase: (i) an asset sale outside the ordinary course of business or an event of loss, each as defined in the note purchase agreements and as further described below, (ii) a debt issuance as defined in the note purchase agreements, (iii) an equity issuance as defined in the note purchase agreements, or (iv) certain exercises of warrants, rights, or options to acquire capital stock as defined in the note purchase agreements of us or any of our subsidiaries, in each case subject to specified exceptions set forth in the Note Documents.

In addition, the Note Documents will require the issuer and DFR to use commercially reasonable efforts to obtain replacement debt, the proceeds of which would be used to refinance the obligations under the Notes.

Term Financing CDOs.  We also finance certain of our assets using term financing strategies, including CDOs and other match-funded financing structures. CDOs are multiple class debt securities, or bonds, secured by pools of assets, such as MBS, loans and corporate debt.

Pinetree CDO Transaction.  On November 30, 2005, Pinetree CDO issued $12.0 million of preference shares, 100% purchased by us, and $288.0 million of several classes of notes with a weighted average interest rate of the LIBOR, plus 0.547%. Pinetree CDO held a portfolio of $245.5 million as of December 31, 2005, with a target of $300.0 million, in ABS and other assets that secures both the notes issued by Pinetree CDO and our preference shares. The closing of the Pinetree CDO transaction resulted in the discharging of all of our borrowings under a related warehousing agreement entered into in May 2005. During 2006, the equity distribution cap paid to preferred stockholders from net proceeds was exceeded, which therefore required a portion of the Pinetree CDO debt be paid down. We sold Pinetree CDO’s preference shares on December 31, 2007 and we de-consolidate Pinetree CDO as we were no longer deemed the primary beneficiary.

Market Square CLO Transaction.  On May 10, 2005, Market Square CLO issued $24.0 million of preference shares, 100% purchased by us, and $276.0 million of several classes of notes with a weighted average interest rate of LIBOR plus 0.493%. Market Square CLO held a portfolio of nearly $300.0 million primarily in bank loan investments that secures both the notes issued by Market Square CLO and our preference shares. The closing of the Market Square CLO transaction resulted in the discharging of all of our borrowings under a related warehousing agreement entered into in March 2005.

DFR MM CLO.  On July 17, 2007, we purchased 100% of the equity interest, issued as subordinated notes and ordinary shares, of DFR MM CLO, a Cayman Islands limited liability company, for $50.0 million. In addition to issuing the subordinated notes, DFR MM CLO also issued several additional classes of notes, aggregating $250.0 million. We also purchased all of the BBB/Baa2 rated of DFR MM CLO, for $19.0 million leaving notes outstanding to outside investors in DFR MM CLO of $231.0 million. As of December 31, 2007, DFR MM CLO had $231.0 million of loan principal outstanding.

Market Square CLO and DFR MM CLO were bankruptcy remote subsidiaries, therefore, the debt holders only have recourse to the assets of each respective entity. As of December 31, 2007, Market Square CLO and DFR MM CLO had long-term debt of $276.0 and $231.0 million (excluding $19.0 million of debt owned by us and eliminated upon consolidation), respectively, and assets of $291.0 million and $317.4 million, respectively. The long-term debt related to the Pinetree CDO was deconsolidated on December 31, 2007 as a result of our sale of preference shares causing us to no longer being deemed the primary beneficiary of this VIE.

Warehouse Funding Facility.  On March 10, 2006, we entered into an up to $300.0 million (amended to $375.0 million in February 2007) three year revolving warehouse funding agreement, or the Facility, with Wachovia Capital Markets, LLC, or Wachovia, subject to annual renewal. Financing under the Facility is secured by assets ranging from large syndicated bank loans to subordinated notes and preferred stock. Advance rates under the Facility vary by asset type and are subject to certain compliance criteria. The Facility is available to two bankruptcy remote special purpose vehicles (DWFC, LLC and Deerfield Bahamas) and the debt holder has full recourse to these entities for the repayment of the outstandings under the Facility, which totaled $120.9 million as of December 31, 2007. As of December 31, 2007 and 2006, $1.5 million and zero of cash owned by these entities is considered restricted.

As of December 31, 2007 and 2006, we had $73.4 million and $261.0 million of debt outstanding under the Facility, respectively. We incurred $1.2 million of debt issuance costs that are being amortized into interest expense over the term of the Facility. The annual interest rate for the Facility is based on short-term commercial paper rates as defined in the warehouse funding agreement, plus 0.75% for large syndicated loans or plus 0.90% for all other loans, resulting in a weighted average rate of 6.60% as of December 31, 2007. The Facility also includes commitment and unused line fees of $1.2 million and $0.1 million, respectively, which we recognize in interest expense.

On February 7, 2007, we amended the Facility to increase its size from $300.0 million to $375.0 million. We paid a one-time fee of $75,000 to Wachovia in connection with this facility expansion. On April 6, 2007, we amended the term of the Facility to change the annual renewal date to April 8. The renewal is a unilateral decision by the financial institutions party to the Facility. In the case of non-renewal, we will be unable to undertake additional borrowings under the Facility and may be required to use all principal, interest and other distributions on the assets purchased under the Facility to repay all borrowings thereunder. We are in discussions with Wachovia regarding a renewal, but we cannot, at this time, predict the outcome of those discussions. There is a possibility that we may trigger a termination event under the Facility sometime in 2008, which would give Wachovia the right to liquidate the assets under the Facility in an amount necessary to repay all outstanding borrowings thereunder.

The Facility is subject to several non-financial covenants, including those which relate to compliance with laws, maintenance of service agreements, protection of collateral and various notification requirements. If DC LLC fails to maintain stockholders’ equity of $240.0 million, in addition to other remedies available to the financial institutions party to the Facility, we will be unable to undertake additional borrowings under the Facility and the amounts outstanding under the Facility may become immediately due and payable.

On July 17, 2007, we closed the DFR MM CLO transaction. As a result of this securitization, $213.2 million of debt was paid down on the Facility.

Effective August 3, 2007, we received a waiver for a technical default that occurred in July 2007 because the historical charge-off ratio of the loan portfolio in the Facility exceeded the threshold required by the Facility. The waiver provided for a six month forbearance on the default that occurred such that we were considered to be in compliance with the historical charge-off ratio. As of December 31, 2007 we were in compliance with all portfolio performance thresholds required by the Facility.

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

We issued a parent guarantee for the payment of any amounts to be paid by DC LLC under the terms of the junior subordinated debt securities debenture. The obligations under the parent guarantee agreement constitute unsecured obligations of ours and rank subordinate and junior to all other senior debt. The parent guarantee will terminate upon the full payment of the redemption price for the trust preferred securities or full payment of the junior subordinated debt securities upon liquidation of the Trusts. The junior subordinated debt securities are subject to several non-financial covenants, including those which relate to compliance with laws, maintenance of service agreements, protection of collateral and various notification requirements. Trust I’s junior subordinated debt securities also have a $200 million consolidated net worth covenant, which by definition excludes intangible assets. Failure to meet these requirements could result in severe remedies, including acceleration of the outstanding indebtedness and a prohibition on payment of dividends even if necessary to preserve our status as a REIT.

Minimum Net Worth Covenant

The Facility and the Trust I junior subordinated debt agreement contain minimum “Stockholders’ Equity” and “Consolidated Net Worth” covenants, respectively. For purposes of monitoring compliance with these covenants, we include our Series A Preferred Stock in our calculation of “Stockholders’ Equity” and “Consolidated Net Worth.” As of December 31, 2007, we are in compliance with these covenants. However, subsequent to December 31, 2007, we believe that there was a substantial risk of non-compliance with the “Consolidated Net Worth” covenant at February 29, 2008. On February 29, 2008, we entered into a Letter Agreement that provides a waiver of any prior noncompliance by DC LLC with the Consolidated Net Worth covenant and waives any future noncompliance with the Consolidated Net Worth covenant though the earlier to occur of March 31, 2009 and the date we enter into supplemental indentures relating to the Trusts with agreed upon terms. We agreed in the Letter Agreement that the Consolidated Net Worth covenant will be amended to include intangible assets and to reduce the threshold from $200 million to $175 million. Absent our receipt of the waiver in the Letter Agreement, we believe there was a substantial risk of non-compliance with the Consolidated Net Worth covenant at February 29, 2008. See “Recent Developments” for a more detailed description of the letter agreement. We believe that the amendment to the Consolidated Net Worth covenant will allow us to be in compliance for the foreseeable future.

Liquidity

We are closely monitoring the liquidity of our Principal Investing segment, specifically with respect to the leverage, cash and securities available to satisfy margin calls, debt covenant compliance and valuation of securities. We believe our current portfolio, available borrowing arrangements and expected cash flow from operations will be sufficient to enable us to meet anticipated long-term (greater than one year) liquidity requirements, subject to our ability to successfully meet our covenants on long-term debt as well as successfully renew or replace our short-term agreement financing. The continuing dislocations in the credit sector, the current weakness in the broader financial market and our recent sales of RMBS have significantly decreased our liquidity and cash flows and therefore our ability to fund our investment activities, pay fees due under our management agreement, fund our distributions to stockholders and pay general corporate expenses. Continuing increases in prepayment rates or decreases in the fair value of our RMBS could cause further liquidity pressures or cash flow shortfalls, which could result in further sales of our RMBS. We are striving to maintain our leverage ratio at a level that ensures that our cash resources will not become insufficient to satisfy our liquidity requirements. However, if we are not successful, we may be required to sell additional RMBS or Corporate Loans and may be unable to do so on favorable terms. Sales of additional RMBS or Corporate Loans at prices lower than their carrying value would result in further realized losses and reduced income. Such sales may put us at risk of losing our exemption under the 1940 Act or our REIT qualification. We may increase our capital resources by consummating public offerings of securities or issuing new debt, possibly including classes of preferred stock, common stock, commercial paper, medium-term notes, CDOs, CLOs, collateralized mortgage obligations and other borrowings. The ability to execute these strategies will depend on market conditions for capital raises and for the investment of any proceeds.

Distribution Policy

As previously discussed, the continuing dislocations in the credit sector and the weakness in the broader financial markets have resulted in reduced liquidity with respect to our RMBS and Corporate Loan investments. This reduced liquidity has, in turn, resulted in significant declines in the value of our overall investment portfolio.

In connection with REIT requirements, we have historically made regular quarterly distributions of all or substantially all of our REIT taxable income to holders of our common stock. As discussed further in “Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments,” we recently sold the vast majority of our AAA-rated non-Agency RMBS portfolio and significantly reduced our Agency RMBS holdings at a significant net loss. We therefore expect our future distributions to be substantially less than amounts paid in prior years. Additionally, although we have historically made regular quarterly distributions of all or substantially all of our REIT taxable income, we may pay future dividends less frequently and we may only distribute that amount of our taxable income required to maintain our REIT qualification. Furthermore, we may elect to pay future dividends in the form of additional shares of our stock rather than cash. We may not have adequate liquidity to make these or any other distributions. Any future distributions we make will be at the discretion of our Board and will depend upon, among other things, our actual results of operations. Our results of operations and ability to pay distributions will be affected by various factors, including our liquidity, the net interest and other income from our portfolio, our investment management fees, our operating expenses and other expenditures, as well as covenants contained in the terms of our indebtedness.

Failure to make required distributions could result in, among other things, corporate-level income tax to the extent we do not distribute 100% of our REIT taxable income, short-term capital gains on an annual basis, a 4.0% nondeductible excise tax to the extent distributions during the year fall below specified thresholds or losing our REIT qualification. Based on our current estimates of REIT taxable income, we have distributed the minimum amount required to maintain compliance with the REIT requirements. However, if we do not declare a dividend in either cash or stock of at least $7.6 million prior to filing our tax return that would be paid prior to December 31, 2008, we will be required to pay income taxes on this amount.

The following summarizes our dividends for the last two years:

Declaration	Record	Payment	Per Share	Dividend
Date	Date	Date	Dividend	Payment
				(In thousands)

For the year ended December 31, 2007:
04/23/07	05/07/07	05/30/07	$0.42	$21,723
07/24/07	08/07/07	08/28/07	0.42	21,736
10/23/07	11/06/07	11/27/07	0.42	21,736
12/18/07	12/28/07	01/29/08	0.42	21,736

			$1.68	$86,931

For the year ended December 31, 2006:
04/24/06	05/04/06	05/26/06	$0.36	$18,597
07/25/06	08/04/06	08/28/06	0.38	19,646
10/24/06	11/07/06	11/27/06	0.40	20,684
12/19/06	12/29/06	01/30/07	0.42	21,723

			$1.56	$80,650

Recent Developments

Subsequent to December 31, 2007, we were adversely impacted by the continuing deterioration of global credit markets. The most pronounced impact was on our AAA-rated non-Agency RMBS portfolio. This portfolio experienced an unprecedented decrease in valuation during the first two months of 2008 fueled by the ongoing liquidity decline in credit markets. This negative environment had several impacts on our ability to successfully finance and hedge these assets. First, as valuations on these AAA-rated non-Agency RMBS assets declined, we sold a significant portion of our AAA-rated non-Agency RMBS and Agency RMBS to improve our liquidity.

Second, repurchase agreement counterparties in some cases ceased financing non-Agency collateral (including non-subprime collateral such as ours) and, in other cases, significantly increased the equity, or “haircut” required to finance such collateral. The average haircut on AAA-rated non-Agency RMBS positions increased from approximately 4.9% in mid-2007 to approximately 8.8% at the end of January 2008. The more limited number of available counterparties further restricted our ability to obtain financing on favorable terms.

Finally, we have a longstanding practice of hedging a substantial portion of the interest rate risk in financing the RMBS portfolio. This hedging is generally accomplished using interest rate swaps under which we agree to pay a fixed interest rate in return for receiving a floating rate. As the credit environment worsened in early 2008, creating a flight to U.S. Treasury securities and prompting further Federal Reserve rate cuts, interest rates decreased sharply. This, in turn, required us to post additional collateral to support declines in the interest rate swap portfolio. While Agency-issued RMBS demonstrated offsetting gains providing releases of certain margin, AAA-rated non-Agency RMBS experienced significant price declines which, coupled with losses on our interest rate swap portfolio, exacerbated the strain on our liquidity.

The combined impact of these developments resulted in the acceleration of our strategy to decrease investment in AAA-rated non-Agency RMBS and to seek to liquidate other assets to significantly reduce leverage in our balance sheet in an effort to support liquidity needs. Specifically, the following actions were taken between January 1, 2008 and February 15, 2008 to maintain what we believe is an appropriate level of liquidity.

•	Agency RMBS of approximately $2.8 billion were sold at a realized gain of approximately $36.2 million.

•	AAA-rated non-Agency RMBS of approximately $1.3 billion were sold at a realized loss of approximately $152.1 million.

•	The net notional amount of interest rate swaps used to hedge the RMBS portfolio was reduced by approximately $4.2 billion as of February 15, 2008. Net losses in this portfolio since December 31, 2007 totaled approximately $117.1 million.

After taking into account the above actions, the various consolidated balance sheet categories as of February 15, 2008 totaled approximately as follows:

•	Agency RMBS — $2,276.6 million.

•	AAA-rated non-Agency RMBS — $107.8 million.

•	Repurchase agreements — $2,270.3 million.

•	Net notional amount of interest rate swaps used to hedge the RMBS portfolio — $2,485.2 million.

On February 29, 2008, we entered into the Letter Agreement with the representative of the holders of our trust preferred securities. The Letter Agreement provides a waiver of any prior noncompliance by DC LLC with the minimum net worth covenant, or the Net Worth Covenant, contained in the indenture governing the trust preferred securities issued by Trust I and waives any future noncompliance with the Net Worth Covenant though the earlier to occur of March 31, 2009 and the date we enter into supplemental indentures relating to the Trusts with agreed upon terms. We and the representative of the trust preferred securities agreed in the Letter Agreement that the Net Worth Covenant will be amended to include intangible assets and to reduce the threshold from $200 million to $175 million. Absent our receipt of the waiver in the Letter Agreement, we believe there was a substantial risk of non-compliance with the Net Worth Covenant at February 29, 2008. We also agreed in the Letter Agreement that we will not allow DCM to incur more than $85 million of debt, we will conduct all of our asset management activities through DCM, we will not amend the Series A Notes or Series B Notes except in specified circumstances, we may permit payments in kind, in lieu of cash interest, on the Series A Notes and Series B Notes subject to the $85 million cap described above, and we will not allow a change of control of DCM or a sale, transfer, pledge or assignment of any material asset of DCM. We further agreed that the provisions described above will be applicable in most instances to the trust preferred securities issued by each of the Trusts.

In response to credit and liquidity events in 2007 and early 2008, we plan to focus our RMBS portfolio on Agency RMBS because we believe that they will require lower levels of margin to finance versus AAA-rated non-Agency RMBS and are a more appropriate investment for our leveraged RMBS portfolio. We expect to continue to hedge the duration of these investments to reduce our exposure to changes in long-term fixed interest rates. In addition, we have refocused our corporate debt strategies away from the Principal Investing segment, which primarily focuses on earning spread income, and toward the Investment Management segment and its fee-based revenue streams. We believe this strategy should reduce our exposure to funding risks and aid us in stabilizing our liquidity while reducing volatility in the value of our investments as compared to holding AAA-rated non-Agency RMBS.

In connection with REIT requirements, we have historically made regular quarterly distributions of all or substantially all of our REIT taxable income to holders of our common stock. As discussed, we recently sold the vast majority of our AAA-rated non-Agency RMBS portfolio and significantly reduced our Agency RMBS holdings at a significant net loss. We therefore expect our future distributions in 2008 and perhaps thereafter, to be substantially less than amounts paid in prior years. Additionally, we may pay future dividends less frequently and distribute only that amount of our taxable income required to maintain our REIT qualification. Furthermore, we may elect to make future dividends in the form of stock rather than cash. We may not have adequate liquidity to make these or any other distributions. Any future distributions we make will be at the discretion of our Board and will depend upon, among other things, our actual results of operations. Our results of operations and ability to pay distributions will be affected by various factors, including our liquidity, the net interest and other income from our portfolio, our investment management fees, our operating expenses and other expenditures, as well as covenants contained in the terms of our indebtedness.

Estimated REIT Taxable Income

Estimated REIT taxable income, which is a non-GAAP financial measure, is calculated according to the requirements of the Code, rather than GAAP. Our REIT taxable income is that portion of our taxable income that we earn in our parent (REIT) company and in its subsidiaries that are pass-through or disregarded entities for federal income tax purposes. It does not include taxable income earned by domestic taxable REIT subsidiaries but would include any dividends received from these entities. We estimate our REIT taxable income at certain times during the course of each year based upon a variety of information from third parties, although we do not receive all of the information before we complete our estimates. As a result, our estimated REIT taxable income during the course of each year is subject to the subsequent receipt of information. Our REIT taxable income is also subject to changes in the Code, or in the interpretation of the Code. REIT taxable income for each year does not become final until we file our tax return for that year.

The following table reconciles GAAP net income (loss) to estimated REIT taxable income:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

GAAP net income (loss)	$(96,236)	$71,575	$45,921

Adjustments to GAAP net income (loss):
Difference in rate of amortization and accretion	1,178	3,915	2,032
Interest income on non-accrual loans	2,144	695	—
Amortization of terminated swaps	300	982	(1,909)
Write-off/(amortization) of financing element in Pinetree swap — net	3,277	(214)	—
Tax hedge/GAAP trading swap adjustments	(3,874)	—	—
Unrealized (gain)/loss — hedging	2,244	170	327
Provision for loan losses	3,300	2,000	—
Stock and options grant	(1,366)	136	1,956
Tax capital losses in excess of capital gain	30,218	—	—
Offshore TRS book / tax differences	(1,682)	602	(39)
Dividends treated as return of capital	—	(497)	(1,384)
Write-off Pinetree debt issuance costs	(4,415)	—	—
Security basis difference upon sale	(23,073)	(709)	(1,517)
Realized gains previously deferred as return of capital	—	1,384	—
Gain on intercompany sale eliminated for GAAP	1,331	204	—
Unrealized impairment of available-for sale securities	109,559	7,004	—
Other unrealized (gain)/loss	66,952	(934)	4,460
Exclusion of taxable REIT subsidiary net income	(2,504)	(9)	(149)
Provision for income taxes	980
Other book/tax adjustments	112	52	76

Net adjustments to GAAP net income (loss)	184,681	14,781	3,853

Estimated REIT taxable income	$88,445	$86,356	$49,774

Taxable income calculations differ from GAAP income calculations in a variety of ways. The most significant differences include the timing of amortization of premium and discounts and the timing of the recognition of gains or losses on assets. The rules for both GAAP and tax accounting for loans and securities are technical and complicated, and the impact of changing interest rates, actual and projected prepayment rates, and actual and projected credit losses can have a very different impact on the amount of GAAP and tax income recognized in any one period. To determine taxable income, we are not permitted to anticipate, or reserve for, credit losses. Taxable income can only be reduced by actual realized losses. Furthermore, for tax purposes, actual realized capital losses are only deductible to the extent that there are actual capital gains to offset the losses. Capital losses are allowed to be carried forward to offset future taxable gains for five years. REITs are not allowed to carry back capital losses.

The “Difference in rate of amortization and accretion” line above includes a different accretion rate of original issue discount, or OID, on interest-only, or IO, securities. The tax accretion calculations of OID on IO securities are dependent on factors provided by administrators of the underlying mortgage pools that are currently not updated through December 31, 2007. These factors are influenced by actual versus planned prepayment activity and net interest spread on the underlying mortgage pools, and as a result, recognition of tax OID accretion income is subject to change. We therefore believe that the OID contribution to our estimated taxable income as of December 31, 2007 is not necessarily indicative of what our final taxable income will be for the year. OID accretes to the tax basis of the IO securities, thus upon sale of such a security, the tax cost basis will typically be higher than the book basis resulting in a smaller tax gain. Subsequent to December 31, 2007, we no longer hold any IO securities.

We believe that the presentation of our estimated REIT taxable income is useful to investors because it demonstrates the estimated minimum amount of distributions we must make in order to avoid corporate-level income tax. However, beyond our intent to distribute to our stockholders at least 90% of our REIT taxable income on an annual basis in order to maintain our REIT qualification, we cannot guarantee that the amount of distributions we make will necessarily correlate to our estimated REIT taxable income. Rather, we expect to also consider our cash flow and what we believe to be an appropriate and competitive dividend yield relative to other diversified financial companies and mortgage REITs. Estimated REIT taxable income will not necessarily bear any close relation to cash flow. Accordingly, we do not consider estimated REIT taxable income to be a reliable measure of our liquidity although the related distribution requirement can significantly impact our liquidity and capital resources. Moreover, there are limitations associated with estimated REIT taxable income as a measure of our financial performance over any period, and our presentation of estimated REIT taxable income may not be comparable to similarly titled measures of other companies, who may use different calculations. As a result, estimated REIT taxable income should not be considered as a substitute for our GAAP net income as a measure of our financial performance.

As a REIT, we are able to distribute substantially all of our earnings generated at the REIT level to stockholders without paying federal income tax at the corporate level; however, we hold various assets in TRS entities, or DFR TRSs, described in the paragraphs below. Our domestic DFR TRSs are taxable as regular subchapter C corporations under the Code and subject to federal, state and local taxes to the extent they generate taxable income. There are no requirements that domestic TRSs distribute their after-tax net income to their parent REIT or their stockholders, and any of the DFR TRSs may determine not to make any distributions to us. Dividends received from domestic TRSs are included in REIT taxable income.

We have made a joint election with Deerfield TRS Holdings, Inc., to treat this domestic subsidiary as a TRS. As such, TRS Inc., is taxable as a domestic C corporation and subject to corporate-level taxation. TRS Inc. was formed to make, from time to time, certain investments that would not be REIT qualifying investments if made directly by us and to earn income that would not be REIT qualifying income if earned directly by us.

As a result of the Merger with Deerfield on December 21, 2007, we made a joint election with DFR TRS I Corp., which election listed DFR TRS II Corp. as a greater than 35% owned subsidiary, to treat DFR TRS I Corp. and DFR TRS II Corp. as TRSs of the REIT. As such, these entities will file a consolidated C corporation return and will be subject to federal, state, and local taxes to the extent they generate taxable income. These TRSs are the equity owners of Deerfield and were formed to hold our investments in Deerfield, which would not be a REIT qualifying asset if held directly by us, and to earn the income of Deerfield, which would not be REIT qualifying income if earned by us.

Also as a result of the Merger, we entered into a new management agreement with DCM. The payment of management fees are eliminated in accordance with GAAP. However, since this agreement is between us and an entity owned by two domestic TRSs, the management fee income is included in the calculation of income taxes for the TRSs and the management fee expense is a deduction to our REIT taxable income available to be distributed to our stockholders. The management fees are based on a transfer pricing study of the services provided for the purpose of valuing the services being performed by Deerfield for the REIT.

We have also made joint elections with two of the DFR MM Subs, DFR Middle Market Sub-1, Inc. and DFR Middle Market Sub-2, Inc., to treat these domestic subsidiaries as TRSs, which means they are subject to corporate-level taxation. The DFR MM Subs each own 20% of the equity of DFR Middle Market Holdings Ltd., a Cayman Islands entity that elected to be treated as a partnership. DFR Middle Market Holdings, Ltd. owns 100% of the equity, and a portion of the debt securities, of DFR MM CLO. These elections were made to ensure qualification as a REIT for U.S. federal income tax purposes. We must satisfy the 95% and 75% gross income tests applicable to REITs on an annual basis, and by making the elections for DFR Middle Market Sub-1, Inc. and DFR Middle Market Sub-2, Inc., we were able to satisfy the 95% gross income test for the 2007 tax year. We may elect to treat one or more of the remaining three DFR MM Subs as TRSs to help ensure that we can comply with the gross income tests in 2008.

Market Square CLO, DFR MM CLO, Pinetree CDO and Deerfield Bahamas are foreign TRS. Market Square CLO, DFR MM CLO and Pinetree CDO were formed to complete securitization transactions structured as a secured financing, and Deerfield Bahamas was formed for certain loan investments within the warehouse funding facility. Market Square CLO, DFR MM CLO and Pinetree CDO are organized as exempted companies incorporated with limited liability under the laws of the Cayman Islands, and Deerfield Bahamas is organized as an international business company under the laws of the Commonwealth of the Bahamas. Our investment in Pinetree CDO has a de minimis value as of December 31, 2007. The four companies are generally exempt from federal and state income tax at the corporate entity level because they restrict their activities in the United States to trading in stock and securities for their own account. Therefore, despite their status as TRSs, they generally will not be subject to corporate income tax on their earnings; however, we will generally be required to include their current net taxable income in our calculation of REIT taxable income to the extent that we, rather than one of our domestic TRSs, own the equity interests in the foreign TRSs. However, because we have elected to treat two of the DFR MM Subs that hold our interest in DFR MM CLO as TRSs, 40% of our income from that CDO will be subject to corporate income tax. We may elect to treat one or more of the remaining three DFR MM Subs as TRSs, in which case 100% of our income from the DFR MM CLO would be subject to corporate income tax.

Inflation

Virtually all of our assets and liabilities are interest rate sensitive. As a result, interest rates and other factors influence our performance more than inflation. Changes in interest rates do not necessarily correlate with changes in inflation rates. Our financial statements are prepared in accordance with GAAP and our distributions are determined by our Board based primarily on our net income as calculated for tax purposes and cash flow considerations; in each case, our activities and balance sheet are measured with reference to historical cost or fair value without considering inflation.

Seasonality

While our investment management segment is not directly affected by seasonality, our investment advisory fees may be higher in the fourth quarter of our fiscal year as a result of our revenue recognition accounting policy for performance fees related to the accounts we manage. Performance fees on certain accounts are based upon calendar year performance period and are recognized when the amounts become fixed and determinable upon the close of the performance fee measurement period.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2007 the primary component of our market risk was interest rate risk, as described below. We believe that a significant portion of risk can be quantified from historical experience. While we do not seek to avoid risk completely, we actively manage interest rate risk, and regularly assess whether earnings in the portfolio include appropriate compensation for the inherent market risks to which it is exposed. In light of these risks, we regularly consider our capital levels and currently are focused on preserving capital as well as actively exploring opportunities to increase our overall capital position.

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

In order to mitigate our interest rate exposure, we have entered into 134 designated interest rate swap hedging transactions as of December 31, 2007. The following table summarizes the expiration dates of these contracts and their notional amounts:

Year of	Notional
Expiration	Amount
(In thousands)

2008	$1,306,600
2009	628,000
2010	888,700
2011	414,000
2012-2017	601,000

Total	$3,838,300

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

We have structured our swaps to roll off or expire in conjunction with the estimated weighted average life of the fixed period of the mortgage portfolio. However, if prepayment rates decrease in a rising interest rate environment, the weighted average life of the fixed-rate portion of the related RMBS could extend beyond the term of the swap agreement or other hedging instrument. This could have a negative impact on our results from operations, as borrowing costs would no longer be effectively fixed after the maturity of the hedging instrument while the income earned on the remaining hybrid adjustable-rate RMBS would remain fixed for a period of time. This situation may also cause the market value of our hybrid adjustable-rate RMBS to decline, with little or no offsetting gain from the related hedging transactions. We may be forced to sell assets to maintain adequate liquidity, which could cause us to incur losses and we may be unable to sell assets on favorable terms or at all.

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

The following sensitivity analysis table shows the impact on the estimated fair value of our RMBS interest rate-sensitive investments (including available-for-sale investments of $4.9 billion and trading investments of $1.4 billion) and interest rate swaps and floors as of December 31, 2007 (the below table excludes the securities held in Market Square CLO and DFR MM CLO as our equity at risk in these entities is $24.0 million and $50.0 million, respectively) assuming rates instantaneously fall 100 basis points and rise 100 basis points:

	Interest Rates		Interest Rates
	Fall 100		Rise 100
	Basis Points	Unchanged	Basis Points
	(In thousands)

RMBS
Fair value(1)	$6,449,679	$6,327,178	$6,131,998
Change in fair value	$122,501		$(195,181)
Change as a percent of fair value	1.94%		(3.08)%
Designated and Undesignated Interest Rate Swaps, Floor and Cap
Fair value	$(302,848)	$(151,102)	$(6,637)
Change in fair value	$(151,746)		$144,465
Change as a percent of fair value	n/m		n/m
Net Portfolio Impact	$(29,245)		$(50,716)

(1)	Includes RMBS classified as available-for-sale and trading.

n/m	— not meaningful

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

As of December 31, 2007, substantially all investments in our alternative investments portfolio (non-RMBS) are instruments with variable interest rates that are indexed to LIBOR. Because the variable rates on these instruments are short term in nature, we are not exposed to material changes in fair value as a result of changes in interest rates.

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

DEERFIELD CAPITAL CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Deerfield Capital Corp.:

We have audited the accompanying consolidated balance sheets of Deerfield Capital Corp. (formerly Deerfield Triarc Capital Corp.) and subsidiaries (the “Company”) as of December 31, 2007 and 2006 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. We also have audited the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Deerfield Capital Corp. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/  Deloitte & Touche LLP

Chicago, Illinois
February 29, 2008

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(In thousands, except share and per share amounts)

ASSETS
Cash and cash equivalents	$113,733	$72,523
Due from broker, including zero and $176,650 of securities pledged — at fair value	270,630	257,818
Restricted cash and cash equivalents	47,125	27,243
Available-for-sale securities, including $4,884,023 and $7,366,770 pledged — at fair value	4,897,972	7,941,091
Trading securities, including $733,782 and $89,108 pledged — at fair value	1,444,505	94,019
Other investments	5,472	6,382
Derivative assets	4,537	55,624
Loans held for sale	267,335	282,768
Loans	466,360	432,335
Allowance for loan losses	(5,300)	(2,000)

Loans, net of allowance for loan losses	461,060	430,335
Investment advisory fee receivable	6,409	—
Interest receivable	39,216	51,627
Other receivable	22,912	18,362
Prepaid and other assets	14,721	12,199
Fixed assets, net	10,447	—
Intangible assets, net	83,225	—
Goodwill	98,670	—

TOTAL ASSETS	$7,787,969	$9,249,991

LIABILITIES
Repurchase agreements, including $20,528 and $46,858 of accrued interest	$5,303,865	$7,372,035
Due to broker	879,215	158,997
Dividends payable	21,944	21,723
Derivative liabilities	156,813	21,456
Interest payable	28,683	33,646
Accrued and other liabilities	35,652	3,597
Short term debt	1,693	—
Long term debt	775,368	948,492
Management and incentive fee payable to related party	—	1,092

TOTAL LIABILITIES	7,203,233	8,561,038

Series A cumulative convertible preferred stock, $0.001 par value; 14,999,992 shares issued and outstanding in 2007 (aggregate liquidation value of $150,000)	116,162	—

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001:
100,000,000 shares authorized; 14,999,992 issued and outstanding in 2007 as described above	—	—
Common stock, par value $0.001: 500,000,000 shares authorized; 51,655,317 and 51,721,903 shares issued and outstanding (including zero and 134,616 restricted shares)	51	51
Additional paid-in capital	748,216	748,803
Accumulated other comprehensive loss	(83,783)	(47,159)
Accumulated deficit	(195,910)	(12,742)

TOTAL STOCKHOLDERS’ EQUITY	468,574	688,953

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,787,969	$9,249,991

See notes to consolidated financial statements.

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2007	2006	2005
	(In thousands, except share and per share amounts)

Revenues
Interest income	$492,901	$459,298	$236,149
Interest expense	393,387	372,615	177,442

Net interest income	99,514	86,683	58,707
Provision for loan losses	(8,433)	(2,000)	—

Net interest income after provision for loan losses	91,081	84,683	58,707
Investment advisory fees	1,455	—	—

Total net revenues	92,536	84,683	58,707
Expenses
Management fee expense to related party	12,141	15,696	13,746
Incentive fee expense to related party	2,185	3,335	1,342
Compensation and benefits	1,309	—	—
Depreciation and amortization	297	—	—
Professional services	4,309	2,179	880
Insurance expense	751	718	681
Other general and administrative expenses	2,821	1,810	1,477

Total expenses	23,813	23,738	18,126

Other Income and Gain (Loss)
Net gain (loss) on available-for-sale securities	(112,296)	2,790	5,372
Net gain (loss) on trading securities	15,496	750	(3,606)
Net gain (loss) on loans	(14,550)	1,167	(409)
Net gain (loss) on derivatives	(55,746)	5,664	3,758
Dividend income and other net gain	3,117	265	320

Net other income and gain (loss)	(163,979)	10,636	5,435

Income (loss) before income tax expense	(95,256)	71,581	46,016
Income tax expense	980	6	95

Net income (loss)	(96,236)	71,575	45,921
Less: Cumulative convertible preferred stock dividends and accretion	355	—	—

Net income (loss) attributable to common stockholders	$(96,591)	$71,575	$45,921

NET INCOME (LOSS) PER SHARE — BASIC	$(1.87)	$1.39	$1.17
NET INCOME (LOSS) PER SHARE — DILUTED	$(1.87)	$1.39	$1.17
WEIGHTED — AVERAGE NUMBER OF SHARES OUTSTANDING — BASIC	51,606,247	51,419,191	39,260,293
WEIGHTED — AVERAGE NUMBER OF SHARES OUTSTANDING — DILUTED	51,606,247	51,580,780	39,381,073

See notes to consolidated financial statements.

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
	Common Stock		Additional	Deferred	Other			Comprehensive
		Par	Paid-in	Equity	Comprehensive	Accumulated		Income
	Shares	Value	Capital	Compensation	Loss	Deficit	Total	(Loss)
	(In thousands)

Balance — January 1, 2005	27,327	$27	$385,205	$(6,225)	$(704)	$(291)	$378,012
Net income						45,921	45,921	$45,921
Available-for-sale securities — fair value adjustment net of reclassification adjustments					(114,451)		(114,451)	(114,451)
Designated derivatives — fair value adjustment net of reclassification adjustments					70,452		70,452	70,452

Comprehensive Income								$1,922

Dividends declared						(49,297)	(49,297)
Issuance of common stock in initial public offering, net of underwriter discounts and commissions	24,321	24	365,759				365,783
Offering costs			(2,680)				(2,680)
Equity issuance cost — Market Square			(368)				(368)
Equity issuance cost — Pintetree			(186)				(186)
Share-based compensation — valuation adjustment			9	(9)			—
Share-based compensation	12		180	3,837			4,017

Balance — December 31, 2005	51,660	51	747,919	(2,397)	(44,703)	(3,667)	697,203
Net income						71,575	71,575	$71,575
Available-for-sale securities — fair value adjustment net of reclassification adjustments					9,327		9,327	9,327
Designated derivatives — fair value adjustment net of reclassification adjustments					(11,783)		(11,783)	(11,783)

Comprehensive income								$69,119

Reclassification of deferred equity to additional paid in capital			(2,397)	2,397			—
Dividends declared						(80,650)	(80,650)
Reversal of accrual for shelf registration	—		48	—			48
Share-based compensation	62		3,233				3,233

Balance — December 31, 2006	51,722	51	748,803	—	(47,159)	(12,742)	688,953
Net loss						(96,236)	(96,236)	$(96,236)
Available-for-sale securities — fair value adjustment net of reclassification adjustments					15,359		15,359	15,359
Designated derivatives — fair value adjustment net of reclassification adjustments					(156,953)		(156,953)	(156,953)
Deconsolidation of Pinetree CDO					104,927		104,927	104,927
Foreign currency translation gain					43		43	43

Comprehensive loss								$(132,860)

Dividends declared						(86,932)	(86,932)
Share-based compensation	30		476				476
Preferred stock dividend and accretion			(355)				(355)
Equity issuance cost — Pinetree deconsolidation			186				186
Acquisition of common stock through Merger	(97)		(894)				(894)

Balance — December 31, 2007	51,655	$51	$748,216	$—	$(83,783)	$(195,910)	$468,574

See notes to consolidated financial statements.

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(96,236)	$71,575	$45,921
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net premium and discount amortization on investments, loans, and debt issuance costs	22,450	27,088	17,030
Share-based compensation	370	3,032	4,017
Hedge ineffectiveness	4,237	170	327
Net purchases of trading securities	(621,144)	(90,448)	(9,402)
Net (gain) loss from trading securities	(15,496)	(750)	3,606
Other-than-temporary impairment on available-for-sale securities	109,559	7,005	—
Net (gain) loss on other investments	(2,806)	1,540	—
Net proceeds (purchases) of loans held for sale	10,340	10,790	(294,473)
Net (gain) loss on loans	14,629	(228)	409
Provision for loan losses	8,433	2,000	—
Net realized loss on available-for-sale securities	2,738	(9,800)	(5,372)
Net changes in undesignated derivatives	58,483	2,502	127
Net gains on designated derivatives	(19,508)	(4,751)	(2,157)
Net cash received (paid) on terminated designated derivatives	(24,158)	13,147	523
Depreciation and amortization	36	—	—
Amortization of intangibles	262	—	—
Non-cash rental expense	36	—	—
Provision for income tax	979	6	95
Changes in operating assets and liabilities:
Due from broker	(85,723)	(7,333)	(3,918)
Interest receivable	4,667	(15,177)	(39,437)
Other receivable	60	(1,101)	(1,758)
Prepaid and other assets	(297)	3	(62)
Accrued interest on repurchase agreements	(26,329)	20,070	26,766
Due to broker	(20,527)	(8,591)	35,552
Interest payable	16,842	21,316	22,615
Management and incentive fee payable to related party	591	(1,160)	2,293
Other payables	(3,105)	2,016	264

Net cash provided by (used in) operating activities	(660,617)	42,921	(197,034)

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted cash and cash equivalents	(28,207)	44,048	(85,311)
Purchase of available-for-sale securities	(1,945,912)	(3,198,161)	(10,366,291)
Proceeds from the sale of available-for-sale securities	3,492,918	1,092,566	2,175,482
Principal payments on available-for-sale securities	1,304,849	1,497,947	934,416
Purchase of held-to-maturity securities	—	—	(34,719)
Proceeds from the maturity of held-to-maturity securities	—	—	134,990
Origination and purchase of loans	(279,938)	(362,154)	(158,184)
Principal payments on loans	173,455	94,223	162
Proceeds from the sale of loans	64,912	—	—
Purchase of other investments	(560)	(2,889)	(12,303)
Proceeds from sale of other investments	—	5,147	—
Purchase of DCM, net of cash acquired	13,609	—	—

Net cash provided by (used in) investing activities	2,795,126	(829,273)	(7,411,758)

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (payments) under repurchase agreements	(2,041,841)	571,402	6,435,987
Proceeds from issuance of long-term debt	231,000	72,167	615,550
Payments made on long-term debt securities	(534)	(175)	—
Proceeds from warehouse funding agreement	78,200	260,950	—
Payments made on warehouse funding agreement	(265,715)	—	—
Payment of debt issuance costs	(6,860)	(4,407)	(10,062)
Proceeds (payment) on designated derivative containing a financing element	(395)	403	3,650
Dividends paid	(86,919)	(77,007)	(31,216)
Proceeds from initial public offering, net of underwriter discounts and commissions	—	—	365,783
Payment of offering costs	(235)	—	(4,044)

Net cash provided by (used in) financing activities	(2,093,299)	823,333	7,375,648

Net increase (decrease) in cash and cash equivalents	41,210	36,981	(233,144)
Cash and cash equivalents at beginning of year	72,523	35,542	268,686

Cash and cash equivalents at end of year	$113,733	$72,523	$35,542

SUPPLEMENTAL DISCLOSURE:
Cash paid for interest	$227,258	$385,408	$132,974
Cash paid for income tax	62	62	100
SUPPLEMENTAL DISCLOSURE OF INVESTING AND FINANCING ACTIVITIES:
Net change in unrealized loss on available-for-sale securities	$94,201	$2,323	$114,451
Net change in unrealized (gain) loss on designated derivatives	141,682	(7,202)	70,452
Unsettled available-for-sale purchases — due to broker	—	131,990	29,562
Unsettled available-for-sale sales — due from broker	—	232,547	187,927
Unsettled held for investment loan purchases — due to broker	—	—	46
Unsettled repurchase obligations — due to broker	—	—	12,167
Non-cash settlement of interest expense from derivatives	9,301	6,335	4,353
Non-cash settlement of interest income added to principal balance of bank loans	6,498	4,197	—
Principal payments receivable from available-for-sale securities	22,824	16,901	15,312
Principal payments receivable from bank loans held for investment	226	292	—
Unpaid offering costs	—	(48)	48
Receipt of stock warrants	370	—	—
Payment on interest rate floor received in previous year	639	—	—
Dedesignation of hedging swaps	10,632	—	—
Dividend declared but not yet paid	21,736	21,723	18,081
Series A cumulative convertible preferred stock dividend accrued and discount amortized	355	—	—
Issuance of stock for payment of prior year incentive fee	2	201	—
Issuance of Series A cumulative convertible preferred stock for the purchase of DCM	117,930	—	—
Merger and deal costs	7,607	—	—
Acquisition of DCM:
Assets acquired, net of cash received	216,469	—	—
Liabilities assumed	27,999	—	—
Cash acquired	13,609	—	—
Assets acquired in exchange for Series A cumulative convertible preferred stock and Series A and B Notes	202,079	—	—
Deconsolidation of Pinetree CDO and sale of preference shares:
Disposition of assets	300,316	—	—
Reduction of liabilities	190,927	—	—
Reversal of other comprehensive loss as a result of deconsolidation	105,122	—	—

See notes to consolidated financial statements.

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION

Deerfield Capital Corp. (“DFR”), formerly Deerfield Triarc Capital Corp., and its subsidiaries (collectively the “Company”) has elected to be taxed, and intends to continue to qualify, as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”). The Company primarily invests in real estate related assets, primarily mortgage-backed securities, as well as other alternative corporate investments. DFR was incorporated in Maryland on November 22, 2004. The Company commenced operations on December 23, 2004.

The Company had been externally managed by Deerfield Capital Management LLC (“DCM”) since the commencement of its operations in December 2004. On December 17, 2007, the Company entered into a merger agreement (the “Merger”) to acquire Deerfield & Company LLC (“Deerfield”), the parent company of DCM. The Merger was completed on December 21, 2007, at which time Deerfield and its subsidiaries became indirect wholly-owned subsidiaries and the Company became internally managed. See Note 3 for further discussion of the Merger.

Business Segments

The Company operates within two business segments:

Principal Investing — The Company invests in a portfolio comprised primarily of fixed income investments, including residential mortgage-backed securities (“RMBS”) and corporate debt. Income is generated primarily from the net spread, or difference, between the interest income the Company earns on its investment portfolio and the cost of its borrowings net of hedging derivatives, and the recognized gains and losses on the Company’s investment portfolio.

Investment Management — The Company serves the needs of client investors by managing assets within a variety of investment vehicles including investment funds, structured vehicles and separately managed accounts. The Company specializes in government securities, corporate debt, mortgage-backed securities, commercial real estate and asset-backed securities. The Company utilizes a variety of strategies including fundamental credit analysis, duration management, yield curve arbitrage and basis spread techniques in managing a broad range of financial debt instruments on behalf of its clients.

Initial Public Offering

On July 5, 2005, the Company completed its initial public offering (the “IPO”) of 25,000,000 shares of common stock, $0.001 par value, at an offering price of $16.00 per share, including the sale of 679,285 shares by selling stockholders (for which the Company received no proceeds). The Company received proceeds from this transaction of $365.8 million, net of underwriting discounts, commissions, placement agent fees, and incurred $2.7 million of costs associated with the offering, primarily for printing and legal services. The Company’s stock is listed on the NYSE under the symbol “DFR” and began trading on June 29, 2005.

Liquidity and Capital Resources

The continuing dislocations in the mortgage sector and the current weakness in the broader financial markets have reduced liquidity across the credit spectrum of mortgage products and other securities. The reduction in liquidity is observed, from the Company’s perspective, through a reduced number of counterparties within the market place offering repurchase agreement financing, increases in margin requirements due to lower initial funding levels, depression on subsequent fair value assessments by repurchase agreement counterparties on the underlying collateral resulting in higher margin calls. The implications to the Company of significantly increased margin calls by repurchase agreement counterparties include harming the Company’s liquidity, results of operations, financial condition, and business prospects. Additionally, in order to obtain cash to satisfy a margin call, the Company may be required to liquidate assets at a disadvantageous time, which

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

could cause the Company to incur further losses adversely affecting the Company’s financial results, impair the Company’s ability to maintain the current level of dividends; and meet certain debt covenant requirements for long-term debt. While the Company believes current financing sources and cash flows from operations are adequate to meet ongoing liquidity needs for the long term (greater than one year), the Company’s investment strategy has been refocused on preserving liquidity, which has resulted in significant sales of residential mortgage backed securities subsequent to December 31, 2007 as discussed in Note 26. Depending upon the extent of possible future sales of RMBS necessary to secure an adequate level of liquidity the Company may become at risk of violating its exception under the Investment Company Act of 1940, as amended, as well as its ability to continue to qualify as a REIT.

2.	ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS

Basis of Presentation  — The accompanying consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

Principles of Consolidation  — The consolidated financial statements include the financial statements of the Company and its subsidiaries which are wholly-owned and entities which are variable interest entities (“VIEs”) in which the Company is the primary beneficiary under Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (revised 2004), Consolidation of Variable Interest Entities (“FIN 46R”). An enterprise is the primary beneficiary if it absorbs a majority of the VIE’s expected losses or receives a majority of the VIE’s expected residual returns, or both. All intercompany balances and transactions have been eliminated in consolidation.

Reclassifications  — Certain amounts in the consolidated financial statements and notes as of and for the years ended December 31, 2006 and 2005 and have been reclassified to conform to the presentation as of and for the year ended December 31, 2007.

Investment Advisory Fees  — Investment advisory fees, which include various forms of management and performance fees, are received from the investment vehicles managed by the Company. These fees, paid periodically in accordance with the individual management agreements between the Company and the individual investment entities, are generally based upon the net asset values of investment funds and separately managed accounts (collectively, “Funds”) and aggregate collateral amount of collateralized loan obligations (“CLOs”) and collateralized debt obligations and a structured loan fund (collectively, “CDOs”) as defined in the individual management agreements. The Company refers to Funds and CDOs collectively as “Investment Vehicles.” Management fees are recognized as revenue when earned. In accordance with Emerging Issues Task Force of the Financial Accounting Standards Board (“EITF”) Topic D-96, Accounting for Management Fees Based on a Formula, the Company does not recognize these fees as revenue until all contingencies have been removed. Contingencies may include the generation of sufficient cash flows by the CDOs to pay the fees under the terms of the related management agreements and the achievement of minimum CDO and Fund performance requirements specified under certain agreements with certain investors. In connection with these agreements, the Company has subordinated receipt of certain of its management fees (see Note 18).

Performance fees may be earned from the Investment Vehicles managed by the Company. These fees are paid periodically in accordance with the individual management agreements between the Company and the individual Investment Vehicles and are based upon the performance of the investments in underlying Investment Vehicles. Performance fees are recognized as revenue when the amounts are fixed and determinable upon the close of a performance period for the Funds and the achievement of performance targets for the CDOs and any related agreements with certain investors.

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Variable Interest Entities  — In December 2003, the FASB issued FIN 46(R). FIN 46(R) addresses the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to a VIE and generally requires that the assets, liabilities and results of operations of a VIE be consolidated into the financial statements of the enterprise that has a controlling financial interest in the VIE. The interpretation provides a framework for determining whether an entity should be evaluated for consolidation based on voting interests or significant financial support provided to the entity (variable interest). The Company considers all counterparties to the transaction to determine whether the entity is a VIE and, if so, whether the Company’s involvement with the entity results in a variable interest in the entity. If the Company is determined to have a variable interest in the entity, an analysis is performed to determine whether the Company is the primary beneficiary. If the Company is determined to be the primary beneficiary, then it is required to consolidate the VIE into the consolidated financial statements. As of December 31, 2007 and 2006 the Company consolidated Market Square CLO Ltd. (“Market Square CLO”) and DFR Middle Market CLO Ltd (“DFR MM CLO”). The Company also consolidated the results of Pinetree CDO Ltd. (“Pinetree CDO”) for the years ended December 31, 2007, 2006 and 2005 but on December 31, 2007 the Company sold all of its preference shares and deconsolidated Pinetree CDO as it was no longer the primary beneficiary. As a result of the Pinetree CDO sale, DCM will begin to recognize investment advisory fees from Pinetree CDO.

The Company has a variable interest in each of the CDOs it manages due to the provisions of the various management agreements. As of December 31, 2007, the Company has a direct ownership interest in nine CDOs, where its ownership of preferred shares is less than 5% of the respective CDO total debt and equity. The Company has determined that it does not have a majority of the expected losses or returns in any of the CDOs that it manages, including those in which it holds ownership interest, and is, therefore, not a primary beneficiary of these CDOs. Accordingly, pursuant to the provisions of FIN 46(R), the underlying assets and liabilities related to these transactions are not consolidated with the Company’s financial statements. As of December 31, 2007, the Company’s maximum loss exposure relating to these variable interests is comprised of its investment balance of $5.0 million offset by the limited recourse notes payable financing these investments of $1.7 million in addition to the potential loss of future management fees.

On September 29, 2005, August 2, 2006 and October 27, 2006, the Company formed Deerfield Capital Trust I (“Trust I”), Deerfield Capital Trust II (“Trust II”) and Deerfield Capital Trust III (“Trust III”) (collectively the “Trusts”), respectively. Trust I, Trust II and Trust III are all unconsolidated VIEs. The Trusts were formed for the sole purpose of issuing and selling trust preferred securities. In accordance with FIN 46R, the Trusts are not consolidated into the Company’s consolidated financial statements because the Company is not deemed the primary beneficiary of the Trusts. The Company owns 100% of the common shares of the Trusts ($1.6 million, $0.8 million and $1.4 million in Trust I, Trust II and Trust III, respectively). Trust I, Trust II and Trust III issued $50.0 million, $25.0 million and $45.0 million, respectively, of preferred shares to unaffiliated investors. The rights of holders of common shares of the Trusts are subordinate to the rights of the holders of preferred shares only in the event of a default; otherwise the common stockholders’ economic and voting rights are pari passu with the preferred stockholders. The Company’s $3.8 million investment in the Trusts’ common shares, represents the Company’s maximum exposure to loss, and is recorded as other investments at cost with dividend income recognized upon declaration by the Trusts. See Note 13 for further discussion of the trust preferred securities and junior subordinated debt securities.

Cash and Cash Equivalents  — Cash and cash equivalents include cash on hand and securities with maturity of less than 90 days when acquired, including reverse repurchase agreements, overnight investments and short-term treasuries.

Restricted Cash and Cash Equivalents  — Restricted cash and cash equivalents represent amounts held by third parties for settlement of certain obligations and certain restrictions as they relate to cash held in collateralized debt obligations.

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Securities  — The Company invests primarily in U.S. agency and highly rated, residential, hybrid adjustable-rate and fixed-rate mortgage-backed securities issued in the United States market.

Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, requires certain investments to be classified as either trading, available-for-sale or held-to-maturity. Generally, the Company plans to hold a majority of its investments for an indefinite period of time, which may be until maturity. However, it may, from time to time, decide to sell investments in response to changes in market conditions and in accordance with its investment strategy. Accordingly, a majority of its investments are classified as available-for-sale. All investments classified as available-for-sale are reported at fair value, generally based on quoted market prices provided by independent pricing sources when available or quotes provided by dealers who make markets in certain securities, with unrealized gains and losses reported as a component of accumulated other comprehensive loss in stockholders’ equity.

Periodically, all available-for-sale and held-to-maturity securities are evaluated for other-than-temporary impairment, which is a decline in the fair value of an investment below its amortized cost attributable to factors that suggest the decline will not be recovered over the investment’s anticipated holding period. The Company uses the guidelines prescribed under SFAS No. 115, EITF No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets, and Staff Accounting Bulletin (“SAB”) No. 5(m), Other-Than-Temporary Impairment for Certain Investments in Debt and Equity Securities. Other-than-temporary impairments are recognized in net gain (loss) on available for sale securities in the consolidated statement of operations. The Company may also classify certain securities acquired for trading purposes as trading securities with changes in fair value of these securities recognized in the consolidated statement of operations.

Interest income is accrued based upon the outstanding principal amount of the securities and their contractual interest terms. Premiums and discounts are amortized or accreted into interest income over the estimated lives of the securities using a method that approximates the effective yield method in accordance with SFAS No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases. For securities rated A or lower the Company uses the interest recognition method as prescribed under the EITF No. 99-20. The use of these methods requires the Company to project cash flows over the remaining life of each asset. These projections include assumptions about interest rates, prepayment rates, the timing and amount of credit losses, and other factors. The Company reviews and makes adjustments to cash flow projections on an ongoing basis and monitors these projections based on input and analyses received from external sources, internal models, and the Company’s own judgment and experience. There can be no assurance that the Company’s assumptions used to estimate future cash flows or the current period’s yield for each asset would not change in the near term. The cost recovery method is utilized for certain preferred shares of CDOs for which cash flows can not be reliably estimated.

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

Loans — The Company primarily purchases senior secured and unsecured loans, which the Company classifies as either held for sale or held for investment, depending on the investment strategy for each loan. Loans held for sale are carried at the lower of cost or fair value. If the fair value of a loan is less than its cost basis, a valuation adjustment is recognized in the consolidated statement of operations and the loan’s carrying value is adjusted accordingly. The valuation adjustment may be recovered in the event the fair value increases, which is also recognized in the consolidated statement of operations. Loans held for investment (referred to as

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

“Loans” on the consolidated balance sheet) are carried at amortized cost with an allowance for loan losses, if necessary. Any premium or discount is amortized or accreted to interest income over the life of the loan using a method that approximates the effective yield method. Interest income is accrued based upon the outstanding principal amount of the loans and their contractual terms.

Allowance and Provision for Loan Losses — In accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, the Company establishes an allowance for loan losses at a level considered adequate based on management’s evaluation of all available and relevant information related to the loan portfolio, including historical and industry loss experience, economic conditions and trends, estimated fair values and quality of collateral, estimated fair values of loans and other relevant factors.

To estimate the allowance for loan losses, the Company first identifies impaired loans. The Company considers a loan to be impaired when, based on current information and events, management believes it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. When a loan is impaired, the allowance for loan losses is increased by the amount of the excess of the amortized cost basis of the loan over the present value of the projected future cash flows except that if practical, the loan’s observable market price or the fair value of the collateral may also be used. The Company considers the current financial information of the borrowing company and its performance against plan and changes to the market for the borrowing company’s service or product amongst other factors when evaluating projected future cash flows. Increases in the allowance for loan losses are recognized in the statement of operations as a provision for loan losses. If the loan or a portion thereof is deemed uncollectible, a charge-off or write-down of a loan is recorded and the allowance for loan losses is reduced.

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

Derivative Financial Instruments — The Company enters into derivative contracts, including interest rate swaps and interest rate swap forwards, as a means of mitigating the Company’s interest rate risk on forecasted rollover or re-issuance of repurchase agreements and certain long-term debt, or hedged items, for a specified future time period. The Company has designated these transactions as cash flow hedges of changes in the benchmark interest rate London interbank offered rate (“LIBOR”). The contracts, or hedge instruments, are evaluated at inception and at subsequent balance sheet dates in order to determine whether they qualify for hedge accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted. The hedge instrument must be highly effective in achieving offsetting changes in cash flows of the hedged item attributable to the risk being hedged in order to qualify for hedge accounting. Derivative contracts are carried on the consolidated balance sheet at fair value. The Company values both actual interest rate swaps and hypothetical interest rate swaps (for purposes of quantifying ineffectiveness) by determining the net present value of all payments between the counterparties which are calculated based on internally developed and tested market-standard models that utilize data points obtained from external market sources. Any ineffectiveness that arises during the hedging relationship is recognized in interest expense in the consolidated statement of operations. The effective portion of all contract gains and losses excluding the net interest accrual is recorded in other comprehensive income or loss. Realized gains and losses on terminated contracts that were designated as hedges are maintained in accumulated other comprehensive income or loss and amortized into interest expense over the contractual life of the terminated contract unless it is probable

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

that the forecasted transaction will not occur. In that case, the gain or loss in accumulated other comprehensive income or loss is reclassified to realized gain or loss in the consolidated statement of operations.

The net interest accrual on interest rate swaps designated as a hedge is reflected as an increase or decrease to interest expense for the period.

The Company may also enter into derivatives that do not qualify for hedge accounting under SFAS No. 133, including interest rate swaps that are undesignated, interest rate caps and floors, credit default swaps, total return swaps and warrants. These derivatives are carried at their fair value with changes in fair value reflected in the consolidated statement of operations.

Fixed Assets — Fixed assets are stated at cost, net of accumulated depreciation. Depreciation generally is recorded using the straight-line method over the estimated useful lives of the various classes of fixed assets. Accelerated methods are used for income tax purposes. Leasehold improvements are amortized over the shorter of their estimated useful lives or remaining life of the lease using the straight-line method. The Company does not consider renewal options for the determination of the amortization of leasehold improvements unless renewal is considered reasonably assured at the inception of the lease.

Goodwill and Intangible Assets — Goodwill represents the excess cost of a business acquisition over the fair value of the net assets acquired. Assembled workforce represents the intangible benefit of a workforce acquired in a business combination and is a component of goodwill. Intangible assets are comprised of finite-lived and indefinite-lived assets. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, indefinite-lived assets and goodwill are not amortized. Goodwill is, however, amortized for tax purposes. Finite-lived intangibles are amortized over their expected useful lives. The Company assesses its intangibles and goodwill for impairment at least annually.

Borrowings — The Company finances the acquisition of its securities and loan portfolios primarily through the use of repurchase agreements, securitization transactions structured as secured financings, and issuance of junior subordinated debt securities. Repurchase agreements are carried at their outstanding principal or contractual amounts including accrued interest, while securitization debt and junior subordinated debt securities are carried at their outstanding principal or contractual amounts.

Due from Brokers and Due to Brokers — Amounts due from brokers and due to brokers generally represent unsettled trades and cash balances held with brokers as part of collateral requirements related to derivatives and repurchase agreements. Amounts due from brokers and due to brokers are recorded as assets and liabilities, respectively.

Foreign Currency Translation — Financial statements of a foreign subsidiary are prepared in its local currency and translated into U.S. dollars at the exchange rate as of the balance sheet date for assets and liabilities and at a monthly average rate for revenues and expenses. Net gains or losses resulting from the translation of foreign financial statements are charged or credited to currency translation adjustment, a separate component of accumulated other comprehensive income (loss) within the consolidated statement of stockholders’ equity.

Income Taxes — The Company has elected to be taxed as a REIT and intends to continue to comply with the provisions of the Code, with respect thereto. As a REIT, the Company will not be subject to federal or state income tax on net taxable income the Company distributes currently to stockholders as long as certain asset, income, distribution and stock ownership tests are met. If the Company fails to qualify as a REIT in any taxable year and does not qualify for certain statutory savings provisions, the Company will be subject to federal income tax at regular corporate rates. Even if the Company qualifies for taxation as a REIT, it may be subject to some amount of federal, state and local taxes on income or property. The Company has made joint elections to treat certain domestic subsidiaries as taxable REIT subsidiaries (“TRS”). As such, the TRS entities are taxable as domestic C corporations and subject to federal, state and local corporate income tax.

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Additionally, a certain subsidiary of the Company is subject to taxation by the Inland Revenue Service of the United Kingdom.

As a result of the Merger with Deerfield on December 21, 2007, the Company entered into a new management agreement with DCM, which is a TRS. The accrual for payment of management fees is eliminated in consolidation. The management fee income is included in the calculation of income taxes payable to DCM and the management fee expense is a deduction to REIT taxable income. The management fees are based on a transfer pricing study of the services provided.

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

Effective January 1, 2007 the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 provides guidelines for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income taxes. Tax years that remain open to examination by major tax jurisdictions include 2004 to 2007. The Company has adopted FIN 48 and determined there is no material impact on the Company’s financial statements.

Share-Based Compensation — The Company accounts for restricted stock and stock options granted to non-employees for services to be performed in accordance with SFAS No. 123(R), Share-Based Payment, and related interpretations, and the consensus in Issue 1 of EITF No. 96-18, Accounting for Equity Instruments that are Issued to other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Pursuant to EITF No. 96-18 and SFAS No. 123(R), restricted stock and options granted to non-employees are recorded at fair value in additional paid-in capital of stockholders’ equity using the graded vesting method (for grants prior to the adoption of SFAS No. 123(R)) for all share-based grants, with an offsetting amount recognized in the statement of operations. Unvested restricted stock and options are adjusted to fair value. Changes in such fair value are reflected on a retroactive basis in the statements of operations for past amortization periods. Prior to the adoption of SFAS No. 123(R) on January 1, 2006, the Company had recorded the unvested restricted stock and options at fair value with changes reflected as an adjustment to deferred equity compensation and an offsetting adjustment to additional paid-in capital. However, the deferred equity compensation was eliminated against additional paid-in capital to conform to the requirements of SFAS No. 123(R). The Company elected to utilize the straight-line amortization method for any new grants subsequent to January 1, 2006 in connection with the adoption of SFAS No. 123(R). As of the Merger date, the Company does not have any unvested restricted stock or stock options outstanding.

The Company accounts for restricted stock, stock options and stock units granted to employees in accordance with SFAS No. 123(R). Under SFAS No. 123(R), the cost of employees services received in exchange for an award of share-based compensation is generally measured based on the grant-date fair value of the award. Share- based awards that do not require future service (i.e. vested awards) are expensed immediately. Share-based employee awards that require future service are amortized over the relevant service

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

period. Amortization is recognized as compensation expense in the consolidated statement of operations with an offsetting increase in additional paid in capital in the consolidated balance sheet.

Incentive Fee Expense — In accordance with the management agreement that was in effect prior to the Merger, the Company provided for the payment of an incentive fee, determined quarterly, to DCM if the Company’s financial performance exceeded certain benchmarks. The incentive fee was accrued and expensed during the period for which it was earned. The incentive fee was paid in both cash and stock, subject to certain limitations and elections. Upon payment the payable is reduced through a reduction of cash and a contribution to equity as a result of the issuance of the Company’s common stock in the period after the fee was earned. The Company accounts for the share-based payment portion of the incentive fee in accordance with SFAS No. 123(R) and EITF No. 96-18. As a result of the Merger with Deerfield on December 21, 2007 the management agreement was terminated and a new agreement was executed which does not provide for an incentive fee expense. See Note 18 for further discussion of the specific terms regarding the computation and payment of the incentive fee.

Net Income (Loss) Per Share — Basic net income (loss) per common share is calculated by dividing net income (loss) attributable to common stockholders for the period by the weighted-average number of shares of the Company’s common stock outstanding for that period. Diluted income per common share is calculated on net income (loss) and takes into account the effect of dilutive instruments, such as stock options and restricted stock but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding. Additionally, the dilutive impact of the Series A Preferred Stock converted on a one-for-one basis, is included in the diluted income per common share calculation. See Note 15 for the computation of earnings per share.

Use of Estimates — The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Concentrations of Credit Risk and Other Risks and Uncertainties — The Company’s investments are primarily concentrated in securities that pass through collections of principal and interest from underlying mortgages, and there is a risk that some borrowers on the underlying mortgages will default. Therefore, mortgage-backed securities may bear some exposure to credit losses. However, the Company mitigates credit risk by primarily holding securities that are either guaranteed by government (or government-sponsored) agencies.

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

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which upon adoption will replace various definitions of fair value in existing accounting literature with a single definition, will establish a framework for measuring fair value, and will require additional disclosures about fair value measurements. SFAS No. 157 clarifies that fair value is the price that would be received to sell an asset or the price paid to transfer a liability in the principal or most advantageous market available to the entity and emphasizes that fair value is a market-based measurement and should be based on the assumptions market participants would use. The statement also creates a three-level hierarchy under which individual fair value estimates are to be ranked based on the relative reliability of the inputs used in the valuation. This hierarchy is the basis for the disclosure requirements, with fair value estimates based on the least reliable inputs requiring more extensive disclosures about the valuation method used and the gains and losses associated with those estimates. SFAS No. 157 is required to be applied whenever another financial accounting standard requires or permits an asset or liability to be measured at fair value. The statement does not expand the use of fair value to any new circumstances. The Company adopted SFAS No. 157 on January 1, 2008. The adoption does not significantly impact the manner in which the Company determines the fair value of the Company’s financial instruments, however, it will require certain additional disclosures.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities. The statement allows an entity to elect to measure certain financial assets and liabilities at fair value with changes in fair value recognized in the statement of operations each period. The statement also requires additional disclosures to identify the effects of an entity’s fair value election on its earnings. On January 1, 2008, the Company elected the fair value option for RMBS and CDO equity previously recorded as available-for-sale securities and also elected to de-designate all previously designated interest rate swaps. Prior to adoption and de-designation, the RMBS, CDO equity and designated interest rate swaps were carried at fair value with changes in value recorded directly into equity through other comprehensive loss, to the extent effective in the case of designated interest rate swaps. The election was applied to existing RMBS and CDO equity as of January 1, 2008 and is also being applied prospectively to the same types of securities. As of the adoption date, the carrying value of the existing RMBS, CDO equity and newly de-designated interest rate swaps adjusted to fair value through a cumulative-effect adjustment to January 1, 2008 retained earnings. Prospectively, the Company will amortize the net loss of $69.9 million related to the de-designation of interest rate hedges recognized as of January 1, 2008 over the remaining original specified hedge period to the extent that the forecasted roll on repurchase agreement transactions continue as anticipated, otherwise the Company will accelerate the recognition of the unamortized gains and losses.

In April 2007, the FASB issued FASB Staff Position (“FSP”) No. 39-1, Amendment of FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts. FSP No. 39-1 permits entities to offset fair value amounts recognized for multiple derivative instruments executed with the same counterparty under a master netting agreement. FSP No. 39-1 clarifies that the fair value amounts recognized for the right to reclaim cash collateral, or the obligation to return cash collateral, arising from the same master netting arrangement, may also be offset against the fair value of the related derivative instruments. As permitted under this guidance the Company continues to present all of its derivative positions and related collateral on a gross basis.

In June 2007, the FASB ratified the consensus reached in EITF 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards. EITF 06-11 applies to entities that have share-based payment arrangements that entitle employees to receive dividends or dividend equivalents on equity-classified nonvested shares when those dividends or dividend equivalents are charged to retained earnings and result in an income tax deduction. Entities that have share-based payment arrangements that fall within the scope of EITF 06-11 will be required to increase capital surplus for any realized income tax benefit associated with dividends or dividend equivalents paid to employees for equity classified nonvested equity awards. Any

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

increase recorded to capital surplus is required to be included in an entity’s pool of excess tax benefits that are available to absorb potential future tax deficiencies on share-based payment awards. The Company adopted EITF 06-11 on January 1, 2008 for dividends declared on share-based payment awards subsequent to this date. The impact of adoption is not expected to have a material impact on the Company’s consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling interests in Consolidated Financial Statements, an Amendment of ARB 51. SFAS No. 160 establishes new accounting and reporting standards for noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 will require entities to classify noncontrolling interests as a component of stockholders’ equity and will require subsequent changes in ownership interests in a subsidiary to be accounted for as an equity transaction. Additionally, SFAS No. 160 will require entities to recognize a gain or loss upon the loss of control of a subsidiary and to remeasure any ownership interest retained at fair value on that date. This statement also requires expanded disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective on a prospective basis for the Company, beginning on January 1, 2009, except for the presentation and disclosure requirements, which are required to be applied retrospectively. Early adoption is not permitted. Management is currently evaluating the effects, if any, that SFAS No. 160 will have upon adoption as this standard will affect the presentation and disclosure of noncontrolling interests in the Company’s consolidated financial statements.

In November 2007, the Securities and Exchange Commission issued SAB No. 109, which addresses the valuation of written loan commitments accounted for at fair value through earnings. The guidance in SAB 109 expresses the staff’s view that the measurement of fair value for a written loan commitment accounted for at fair value through earnings should incorporate the expected net future cash flows related to the associated servicing of the loan. Previously under SAB 105, Application of Accounting Principles to Loan Commitments, this component of value was not incorporated into the fair value of the loan commitment. The Company adopted the provisions of SAB 109 for written loan commitments entered into or modified after December 31, 2007. The impact of adoption is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. SFAS No. 141(R) will significantly change how entities apply the acquisition method to business combinations. The most significant changes under this Statement include: the acquisition date will be the date the acquirer obtains control; all (and only) identifiable assets acquired, liabilities assumed, and noncontrolling interests in the acquiree will be stated at fair value on the acquisition date; assets or liabilities arising from noncontractual contingencies will be measured at their acquisition date fair value only if it is more likely than not that they meet the definition of an asset or liability on the acquisition date; adjustments subsequently made to the provisional amounts recorded on the acquisition date will be made retroactively during a measurement period not to exceed one year; acquisition-related restructuring costs that do not meet the criteria in SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, will be expensed as incurred; transaction costs will be

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expensed as incurred; reversals of deferred income tax valuation allowances and income tax contingencies will be recognized in earnings subsequent to the measurement period; and the allowance for loan losses of an acquiree will not be permitted to be recognized by the acquirer. Additionally, SFAS No. 141(R) will require new and modified disclosures surrounding subsequent changes to acquisition-related contingencies, contingent consideration, noncontrolling interests, acquisition-related transaction costs, fair values and cash flows not expected to be collected for acquired loans, and an enhanced goodwill rollforward.

The Company will be required to prospectively apply SFAS No. 141(R) to all business combinations completed on or after January 1, 2009. Early adoption is not permitted. For business combinations in which the acquisition date was before the effective date, the provisions of SFAS No. 141(R) will apply to the subsequent accounting for deferred income tax valuation allowances and income tax contingencies and will require any changes in those amounts to be recorded in earnings. Management is currently evaluating the effects that SFAS No. 141(R) will have on the Company’s consolidated financial statements.

In February 2008, the FASB issued FSP No. 140-3 relating to FASB Statement No. 140, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions, to address situations where assets purchased from a particular counterparty and financed through a repurchase agreement with the same counterparty can be considered and accounted for as separate transactions. Currently, the Company records such assets and the related financing on a gross basis in the consolidated balance sheet, and the corresponding interest income and interest expense in the Company’s consolidated statement of operations. For assets representing available-for-sale investment securities, as in the Company’s case, any change in fair value is reported through other comprehensive income under SFAS 115, with the exception of other-than-temporary impairment losses, which are recorded in the consolidated statement of operations as realized losses. FSP No. 140-3 is effective for years beginning after November 15, 2008. Management is currently evaluating the effects the FSP will have on the consolidated financial statements.

3.	MERGER WITH DEERFIELD

On December 21, 2007, the Company completed its Merger with Deerfield, and as a result of which, Deerfield became an indirect wholly-owned subsidiary of DFR. The Company expects the Merger will benefit DFR and its stockholders for several important reasons. The acquisition of Deerfield provides the Company the opportunity to diversify its revenue streams, enhance its growth opportunities and strengthen its capital base. The Company also believes the internalization of DCM better aligns the interests of management with those of its stockholders.

The aggregate consideration in connection with the Merger was 14,999,992 shares of Series A Preferred Stock (see Note 16), $73.9 million in principal amount of Series A Senior Secured Notes (“Series A Notes”) and Series B Senior Secured Notes (“Series B Notes”) (collectively the “Series A and B Notes”) (See Note 13), $1.1 million cash payment to sellers and an estimated $13.8 million of deal related costs, including an estimated $6.2 million of seller related deal costs which are subject to adjustment. The 14,999,992 shares of Series A Preferred Stock were valued at $7.75 per share based on an average price of DFR’s common stock two days before, the day of and two days after December 18, 2007, the date the transaction was announced, in accordance with EITF No. 99-12, Determination of the Market Price of Acquirer Securities Issued in a Purchase Business Combination. The $73.9 million of Series A and B Notes were determined to have an aggregate fair value of $71.2 million with the $2.7 million discount being amortized over the five-year life of the notes. Deerfield’s results of operations and cash flows subsequent to December 21, 2007 have been included in the accompanying consolidated statements of operations and cash flows for the year ended December 31, 2007.

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the recorded fair values of the assets acquired and liabilities assumed in the Merger is as follows (in thousands):

Original
Estimate of
Fair Value

Fair value of assets acquired, excluding cash acquired	$216,469
Assumed liabilities	(27,999)

$188,470

Summary of consideration, net of cash acquired:
Series A Preferred Stock, at fair value	$116,015
Series A and B Notes, at fair value	71,206
Net cash acquired	(13,609)
Other capitalized transaction costs	14,858

Total consideration	$188,470

The fair values of the assets acquired and liabilities assumed in the Merger were estimated by management considering, among other things, the assistance of an independent valuation firm. The investment management contracts were valued using the income approach. This approach requires a projection of revenues and expenses specifically attributable to the asset being valued so that an estimated cash flow stream can be derived. The income approach estimates fair value based on the present value of the cash flows that the asset can be expected to generate in the future. The computer software system and “Deerfield” trade name were valued using the relief from royalty method, which is a variation of the income approach. This method assumes that if the subject intangible assets were not already available, a royalty would have to be paid on the development and use of comparable alternative intangible assets. The non-compete agreements contained within various employment contracts were valued using a lost revenues approach (a form of the income approach). This approach uses estimates of probable revenue losses if a key individual(s) were to initiate competition with the Company. The potential revenue losses are translated into profits which are then discounted to present value after taxes.

Deerfield earns certain investment advisory fees on its products that, in accordance with the Company’s investment advisory fee accounting policy, the Company has not yet recognized as revenue. Generally, these fees consist of subordinated fees on CDOs that may be collected if the portfolio attains certain levels of cash reserves and/or certain investors earn a specified return on their investment. A contingent receivable has been recorded for the fair value of these receivables as of the Merger date. The fair value of the receivables were determined by considering the likelihood and timing of receipt of the deferred revenue. In addition, to the extent the deferred revenue relates to certain CDOs whereby the investment professionals managing the certain portfolios earn a percentage of revenues, a contingent liability was recognized as a compensation accrual.

No allocation was made for contract termination costs related to the management agreement between DFR and DCM under Emerging Issues Task Force Issue 04-1, Accounting for Preexisting Relationships between the Parties to a Business Combination, because the contract is neither favorable nor unfavorable from the perspective of DFR.

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following unaudited pro forma condensed combined financial information gives effect to the Merger as if the acquisition of Deerfield had been completed as of the beginning of both periods presented. This unaudited pro forma combined financial information is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the Merger had been consummated during the period or as of the dates for which the pro forma data is presented, nor is it necessarily indicative of future operating results of DFR.

	Year Ended December 31,
	2007	2006
	(In thousands, except per share data)

Total net revenue	$135,657	$150,522
Income (loss) before income tax expense	(110,722)	80,058
Net income (loss)	(106,694)	75,851
Net income (loss) attributable to common stockholders	(131,315)	52,880
Net income (loss) per share — basic	$(1.97)	$1.03
Net income (loss) per share — diluted	$(1.97)	$0.79

4.	AVAILABLE-FOR-SALE SECURITIES

The following table summarizes the Company’s investment securities classified as available-for-sale, which are carried at fair value:

	Amortized	Unrealized	Unrealized	Estimated
Security Description	Cost	Gains	Losses	Fair Value
	(In thousands)

December 31, 2007:
Residential mortgage-backed securities:
Agency RMBS	$3,596,932	$14,322	$—	$3,611,254
AAA-rated non-Agency RMBS	1,270,609	389	—	1,270,998
Interest-only securities	182	239	—	421
High-yield corporate bonds	3,979	14	(190)	3,803
Commercial mortgage-backed securities	4,825	—	(1,000)	3,825
Other investments	8,033	—	(362)	7,671

Total	$4,884,560	$14,964	$(1,552)	$4,897,972

December 31, 2006:
Residential mortgage-backed securities:
Agency RMBS	$6,397,107	$3,704	$(85,706)	$6,315,105
AAA-rated non-Agency RMBS	1,263,827	134	(23,386)	1,240,575
Interest- and principal- only securities	62,576	934	(527)	62,983
Asset-backed securities held in Pinetree CDO	298,116	2,190	(2,886)	297,420
High-yield corporate bonds	19,556	273	(342)	19,487
Commercial mortgage backed securities	2,537	—	(4)	2,533
Other investments	2,951	37	—	2,988

Total	$8,046,670	$7,272	$(112,851)	$7,941,091

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the Company’s securities classified as available-for-sale, according to their weighted average life:

			Weighted
	Amortized	Estimated	Average
Weighted Average Life	Cost	Fair Value	Coupon
	(In thousands)

December 31, 2007:
Greater than one year and less than five years	$2,661,345	$2,669,377	5.04%
Greater than five years and less than ten years	1,858,916	1,864,298	5.37%
Greater than ten years	364,299	364,297	5.65%

Total	$4,884,560	$4,897,972	5.21%

December 31, 2006:
Less than one year	$30,468	$30,789	7.70%
Greater than one year and less than five years	5,786,240	5,704,714	5.03%
Greater than five years and less than ten years	1,918,085	1,906,275	5.52%
Greater than ten years	311,877	299,313	6.51%

Total	$8,046,670	$7,941,091	5.21%

The weighted average lives of the debt securities in the table above are based upon contractual maturity for the high-yield corporate bonds and other investments, while the weighted average lives for mortgage-backed securities, asset-backed securities and other investments are estimated based on data provided through subscription-based financial information services. The weighted average life for residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”) and asset-backed securities are primarily based on a prepayment model that considers current yield, forward yield, slope of the yield curve, mortgage rates, contractual rate of the outstanding loans, loan age, margin and volatility. Weighted average life is an estimate of how many years it will take to receive half of the outstanding principal, which for the high-yield corporate bonds and other investments is maturity.

Actual lives of mortgage-backed securities are generally shorter than stated contractual maturities. Actual lives of the Company’s mortgage-backed securities are affected by the contractual maturities of the underlying mortgages, periodic payments of principal, and prepayments of principal.

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows the fair value and gross unrealized losses of available-for-sale securities in which amortized cost exceeds fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of the respective year end:

	Less than 12 Months			More than 12 Months			Total
	Number	Estimated	Gross	Number	Estimated	Gross	Number	Estimated	Gross
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
	(Dollars in thousands)

December 31, 2007:
High-yield corporate bonds	1	$2,835	$(190)	—	$—	$—	1	$2,835	$(190)
Commercial mortgage-backed securities	8	2,245	(569)	6	1,580	(431)	14	3,825	(1,000)
Other investments	4	7,523	(362)	—	—	—	4	7,523	(362)

Total temporarily impaired securities	13	$12,603	$(1,121)	6	$1,580	$(431)	19	$14,183	$(1,552)

December 31, 2006:
Residential mortgage-backed securities	67	$1,037,005	$(4,011)	222	$5,428,884	$(105,608)	289	$6,465,889	$(109,619)
Asset-backed securities	44	77,284	(1,363)	41	71,984	(1,523)	85	149,268	(2,886)
High-yield corporate bonds	2	4,275	(228)	3	2,419	(114)	5	6,694	(342)
Commercial mortgage-backed securities	6	1,967	(4)	—	—	—	6	1,967	(4)

Total temporarily impaired securities	119	$1,120,531	$(5,606)	266	$5,503,287	$(107,245)	385	$6,623,818	$(112,851)

Temporary impairment of available-for-sale securities results from the fair value of securities falling below the amortized cost basis primarily due to changes in the interest rate environment and in credit spreads. When the fair value of an available-for-sale security is less than its amortized cost for an extended period, the Company considers whether there is an other-than-temporary impairment in the value of the security. If, in the Company’s judgment, an other-than-temporary impairment exists, the cost basis of the security is written down to the then-current fair value, and the unrealized loss is transferred from accumulated other comprehensive loss as an immediate reduction of current earnings (as if the loss had been realized in the period of other-than-temporary impairment) and therefore not in a loss position for the purpose of the above table. The cost basis adjustment is recoverable only upon sale or maturity of the security. The determination of other-than-temporary impairment is a subjective process, and different judgments and assumptions could affect the timing of loss realization. The determination of other-than-temporary impairment is made at least quarterly.

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

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Additionally, for securities within the scope of EITF No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets, when adverse changes in estimated cash flows occur as a result of actual prepayment and credit loss experience, an other-than-temporary impairment is deemed to have occurred. Accordingly, the security is written down to fair value, and the unrealized loss is transferred from accumulated other comprehensive loss to an immediate reduction of current earnings. The cost basis adjustment for other-than-temporary impairment is recoverable only upon sale or maturity of the security.

The following table presents the net gain (loss) on available-for-sale securities as reported in the Company’s consolidated statements of operations:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Realized gains	$16,245	$10,302	$10,140
Realized losses	(18,982)	(502)	(4,768)

Net realized gains (losses)	(2,737)	9,800	5,372
Other-than-temporary impairment	(109,559)	(7,010)	—

Net gain (loss)	$(112,296)	$2,790	$5,372

During the years ended December 31, 2007, 2006 and 2005 the Company recognized $109.6 million, $7.0 million and zero of other-than-temporary impairment, respectively.

During the years ended December 31, 2007 and 2006, the Company recognized $91.1 million and $7.0 million, respectively, of other-than temporary impairment related to certain RMBS securities. Included in these other-than-temporary impairment amounts for the years ended December 31, 2007 and 2006 was $0.4 million and $7.0 million, respectively, related to certain interest-only securities. The $90.7 million of impairment on non-interest-only RMBS securities was recorded during the year ended December 31, 2007 because the Company determined that it no longer could assert that it had the intent and ability to hold these securities for a period of time sufficient to allow for recovery in market value. As a result of the impairment charge the unrealized loss was transferred from accumulated other comprehensive loss to an immediate reduction of earnings classified in net gain (loss) on available-for-sale securities in the consolidated statements of operations.

During the year ended December 31, 2007, the Company recognized $18.4 million of other-than temporary impairment on certain asset-backed securities held in the Pinetree CDO using the guidance in EITF 99-20. As of December 31, 2007, the Company’s sale of Pinetree CDO preference shares resulted in the deconsolidation of its asset-backed securities.

The Company intends and has the ability to hold, the high-yield corporate bonds, commercial mortgage-backed securities and other investments remaining in available-for-sale securities in an unrealized loss position as of December 31, 2007, until the fair value of the securities is recovered, which may be to maturity if necessary.

As of January 1, 2008, the Company elected the fair value option for all of its RMBS and will no longer assess them for other-than-temporary impairment because the changes in fair value will be recorded in the statement of operations rather than as an adjustment to accumulated other comprehensive loss in stockholders’ equity. See Note 26 for a discussion of certain activities subsequent to December 31, 2007 related to the Company’s RMBS.

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	TRADING SECURITIES

The Company holds trading securities as of December 31, 2007 and 2006, carried at fair value of $1.4 billion and $94.0 million, respectively. As of December 31, 2007, the trading securities consist solely of RMBS. As of December 31, 2006, the trading securities consisted of $67.9 million of RMBS, $21.2 million of U.S. treasury notes and $4.9 million of inverse interest-only securities.

As of December 31, 2007 trading securities include unsettled security purchases totaling $875.4 million and excluded unsettled security sales of $159.6 million.

Net gains of $15.5 million, $0.8 million and net losses of $3.6 million on trading securities were recognized in the consolidated statements of operations for the years ended December 31, 2007, 2006 and 2005, respectively.

See Note 26 for a discussion of certain activities subsequent to December 31, 2007 related to the Company’s RMBS.

6.	OTHER INVESTMENTS

Cost Method Investments

The Company holds certain other investments as of December 31, 2007 and 2006, carried at cost of $5.5 million and $4.9 million, respectively. These positions consist of equity securities in the entities established in connection with the issuance of the trust preferred securities of $3.7 million and $3.8 million (See Note 13) as of December 31, 2007 and 2006, respectively. The remaining balance consists of other common and preferred equity securities that are not traded in an active market of $1.8 million and $1.1 million as of December 31, 2007 and 2006, respectively.

Equity Method Investments

The Company holds one equity method investment as of December 31, 2007 and 2006, initially recorded at cost of $3.0 million and adjusted to a current carrying value of zero and $1.5 million, respectively. During the year ended December 31, 2007 the Company recorded losses of $1.3 million to recognize the Company’s 13% share of losses by the investee, Hometown Commercial Capital LLC (“HCC”) and $0.2 million to write-off the remaining carrying value due to the current unfavorable financial condition of HCC. During the year ended December 31, 2006, the Company recorded losses of $1.5 million to recognize the Company’s 13% share of losses by HCC. The adjustment to the Company’s carrying value is recorded in the consolidated statement of operations as dividend income and other net gain (loss). See Note 7 for further investments related to HCC. The Company has discontinued the application of the equity method and will not provide for additional losses as the Company has not guaranteed obligations of HCC or is otherwise committed to provide further financial support. If HCC subsequently reports net income, the Company will resume applying the equity method only after its share of that net income equals the share of net losses not recognized during the period the equity method was suspended.

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	LOANS AND LOANS HELD FOR SALE

The following summarizes the Company’s loans and loans held for sale:

	Carrying Value
	Loans Held
Type of Loan	for Sale(1)	Loans	Total
	(In thousands)

December 31, 2007:
Loans held in Market Square CLO	$261,680	$—	$261,680
Loans held in DFR MM CLO	—	291,189	291,189
Corporate leveraged loans	2,560	146,796	149,356
Commercial real estate loans(2)	3,095	28,375	31,470

	$267,335	466,360	733,695

Allowance for loan losses		(5,300)	(5,300)

		$461,060	$728,395

December 31, 2006:
Loans held in Market Square CLO	$269,155	$—	$269,155
Corporate leveraged loans	8,000	403,976	411,976
Commercial real estate loans(2)	5,613	28,359	33,972

	$282,768	432,335	715,103

Allowance for loan losses		(2,000)	(2,000)

		$430,335	$713,103

(1)	Carrying value of loans held for sale is the lower of cost or fair value.

(2)	Commercial real estate loans include participating interests in commercial mortgage loans.

As of December 31, 2007 and 2006, the Company held loans totaling $733.7 million and $715.1 million, respectively. Loans classified as held for sale and carried at the lower of cost or fair value totaled $267.3 million, net of a valuation allowance of $12.9 million, and $282.8 million, net of a valuation allowance of $1.0 million as of December 31, 2007 and 2006, respectively. Loans classified as held for investment and carried at amortized cost totaled $466.4 million and $432.3 million as of December 31, 2007 and 2006, respectively. As of December 31, 2007 and 2006, there were $2.8 million and $23.3 million of unsettled loan purchases and $0.3 million and $18.9 million unsettled sales of loans held for sale, respectively. As of December 31, 2007 and 2006, the Company held loans that settle interest accruals by increasing the principal balance of the loan outstanding. For the years ended December 31, 2007 and 2006 the Company settled interest receivables through an increase to the loans outstanding principal balance in the amount of $6.5 million and $4.2 million, respectively.

Loans held in Market Square CLO consist of syndicated bank loans for which there is a ready market. Accordingly, this portfolio is classified as held for sale and is managed within the parameters specified in the governing indenture. Loans held in DFR MM CLO consist of loans originated in the middle market which are not broadly syndicated and therefore less liquid. Accordingly, these loans are considered to be held for investment and are reported at amortized cost with an allowance for loan losses, if necessary.

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company identified one impaired loan held for investment as of December 31, 2007. The Company determined that an allowance for loan losses in the amount of $5.3 million was required for this loan with a total outstanding principal of $10.6 million. The allowance for loan losses was recognized because a loss was considered probable and the discounted expected future cash flows were less than the loan’s amortized cost basis. The following summarizes the activity within the allowance for loan losses:

	Allowance for Loan Losses
	2007	2006
	(In thousands)

Allowance for loan losses at January 1	$2,000	$—
Gross charge-offs	(5,133)	—
Gross recoveries	—	—

Net charge-offs	(5,133)	—

Provision for loan losses, net	8,433	2,000

Allowance for loan losses at December 31	$5,300	$2,000

During the year ended December 31, 2007, the Company charged-off the full principal balance of $5.1 million of a loan to a mortgage lending company that filed Chapter 7 bankruptcy during the year. Additionally, the Company recognized a provision for loan loss of $12.2 million less a $3.8 million reversal of a previously recognized provision for loan loss on a loan that is no longer considered impaired due to significantly improved performance and a capital restructuring. This determination reversed a $1.8 million and $2.0 million provision for loan losses recognized during early 2007 and 2006, respectively.

The Company’s impaired loans are all on non-accrual status and the Company has not recognized $2.8 million and $0.7 million of uncollected interest that is due to the Company under impaired loans for the years ended December 31, 2007 and 2006, respectively.

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

As of December 31, 2007, the Company’s commercial real estate loans consisted of junior participation interest in 26 commercial mortgage loans originated by HCC and classified as held for sale totaling $3.1 million and nine commercial real estate loans classified as held for investment totaling $28.4 million. As of December 31, 2006, the Company’s commercial real estate loans consisted of junior participation interest in 15 commercial mortgage loans originated by HCC and classified as held for sale totaling $5.6 million and eight commercial real estate loans classified as held for investment totaling $28.4 million. In November 2007, HCC was deemed to be in default in its financing obligations to a third party resulting in an agreement to sell certain loans, of which the Company had loan participation interests totaling $6.2 million in par value. The Company recognized a $3.1 million loss in net gain (loss) on loans on the Consolidated Statement of Operations during the year ended December 31, 2007 to reflect the likelihood that the par value of these loans would not be realized in a sale of assets.

On November 30, 2006, the Company purchased $2.5 million or 50.0% of the lowest-rated non-investment grade tranches of mortgage pass-through notes from an entity established to securitize loans originated by HCC (these securities are classified as available-for-sale securities). Concurrent with the

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

purchase of securities the Company received a payment of $15.0 million related to the participating interests in commercial mortgage loans for which the Company was providing warehouse financing. On June 13, 2007, the Company purchased $2.2 million or 50% of the lowest-rated non-investment grade traunches of mortgage pass-through notes from an entity established to securitize loans originated by HCC (these securities are classified as available-for-sale securities). Concurrent with the purchase of securities the Company received a payment of $14.8 million related to the participating interests in commercial mortgage loans for which the Company was providing warehouse financing.

8.	FIXED ASSETS

Fixed assets consisted of the following:

	Estimated useful	December 31,
	Life (Years)	2007	2006
		(In thousands)

Equipment and computer software	3 - 5	$1,169	$—
Leasehold improvements	15	7,435	—
Office furniture and fixtures	7	1,879	—

		10,483	—
Less accumulated depreciation		(36)

Fixed assets, net		$10,447	$—

Depreciation expense related to fixed assets amounted to $36,000 for the year ended December 31, 2007.

9.	INTANGIBLE ASSETS

Intangible assets consisted of the following:

	Weighted-Average
	Estimated	Gross Carrying	Accumulated	Net Carrying
	Useful Life (Years)(1)	Amount	Amortization	Amount
			(In thousands)

December 31, 2007:
Finite-lived intangible assets:
Acquired asset management contracts:
CDOs	6	$30,340	$144	$30,196
Investment funds	15	39,743	74	39,669
Computers software systems	5	6,886	39	6,847
Non-compete agreements	3	614	5	609

Total finite-lived intangible assets		77,583	262	77,321

Indefinite-lived intangible assets:
Tradename	n/a	5,904	—	5,904

Total intangible assets		$83,487	$262	$83,225

(1)	Represents the weighted-average estimated useful life as of the date of the Merger.

n/a	— not applicable

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As discussed in Note 3 all intangible assets were a result of the Merger with Deerfield. For the year ended December 31, 2007 the Company recorded amortization on intangible assets of $0.3 million. None of the finite-lived intangible assets have a residual value. The following table presents expected amortization expense of the existing intangible assets for each of the five succeeding years:

(In thousands)

2008	$9,261
2009	8,917
2010	8,650
2011	8,391
2012	7,260
Thereafter	34,842

$77,321

10.	REPURCHASE AGREEMENTS

Repurchase agreements are short-term borrowings from financial institutions that bear interest rates that have historically moved in close relationship to the one-month, two-month or three-month LIBOR. As of December 31, 2007 and 2006 the Company had repurchase agreements outstanding in the amount of $5.3 billion (including $20.5 million of accrued interest) and $7.4 billion (including $46.9 million of accrued interest), respectively. As of December 31, 2007 and 2006, the repurchase agreements had a weighted-average borrowing rate of 5.22% and 5.32%, respectively.

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2007 the repurchase agreements outstanding had remaining maturities as summarized below:

	Overnight	Between	Between	Over
	1 Day or	2 and 30	31 and 90	91 Days
	Less	Days	Days	and Over	Total
	(In thousands)

Residential mortgage-backed securities:
Estimated fair value of securities pledged, including accrued interest(1)	$—	$5,213,104	$295,469	$—	$5,508,573
Repurchase agreement liabilities associated with these securities	—	5,018,404	283,544	—	5,301,948
Weighted average interest rate of repurchase agreement liabilities	—	5.23%	5.16%	—	5.22%
Other investments:
Estimated fair value of securities pledged, including accrued interest(1)	$—	$2,648	$—	$—	$2,648
Repurchase agreement liabilities associated with these securities	—	1,917	—	—	1,917
Weighted average interest rate of repurchase agreement liabilities	—	5.53%	—	—	5.53%
Total:
Estimated fair value of securities pledged, including accrued interest(1)	$—	$5,215,752	$295,469	$—	$5,511,221
Repurchase agreement liabilities associated with these securities	—	5,020,321	283,544	—	5,303,865
Weighted average interest rate of repurchase agreement liabilities	—	5.23%	5.16%	—	5.22%

(1)	Represents the current fair value of securities delivered as collateral at the inception of the repurchase agreement, including accrued interest.

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2006 the repurchase agreements outstanding had remaining maturities as summarized below:

	Overnight	Between	Between	Over
	1 Day or	2 and 30	31 and 90	91 Days
	Less	Days	Days	and Over	Total
			(In thousands)

Residential mortgage-backed securities:
Estimated fair value of securities pledged, including accrued interest(1)	$—	$4,744,808	$2,678,272	$—	$7,423,080
Repurchase agreement liabilities associated with these securities	—	4,700,995	2,640,762	—	7,341,757
Weighted average interest rate of repurchase agreement liabilities	—	5.33%	5.34%	—	5.33%
High yield corporate bonds:
Estimated fair value of securities pledged, including accrued interest(1)	$—	$7,440	$—	$—	$7,440
Repurchase agreement liabilities associated with these securities	—	5,946	—	—	5,946
Weighted average interest rate of repurchase agreement liabilities	—	5.65%	—	—	5.65%
Other investments:
Estimated fair value of securities pledged, including accrued interest(1)	$—	$24,636	$—	$—	$24,636
Repurchase agreement liabilities associated with these securities	—	24,332	—	—	24,332
Weighted average interest rate of repurchase agreement liabilities	—	3.10%	—	—	3.10%
Total:
Estimated fair value of securities pledged, including accrued interest(1)	$—	$4,776,884	$2,678,272	$—	$7,455,156
Repurchase agreement liabilities associated with these securities	—	4,731,273	2,640,762	—	7,372,035
Weighted average interest rate of repurchase agreement liabilities	—	5.32%	5.34%	—	5.32%

(1)	Represents the current fair value of securities delivered as collateral at the inception of the repurchase agreement, including accrued interest.

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of the investments pledged and repurchase agreement liabilities include accrued interest as follows:

	Accrued Interest
	Included in	Accrued Interest
	Estimated	Included in Estimated
	Fair Value of	Repurchase Agreement
Type of Investment Pledged	Securities Pledged	Liabilities
	(In thousands)

December 31, 2007:
Residential mortgage-backed securities	$24,591	$20,524
Other investments	7	4

	$24,598	$20,528

December 31, 2006:
Residential mortgage-backed securities	$32,101	$46,554
High yield corporate bonds	167	18
Other investments	394	286

	$32,662	$46,858

The company had amounts at risk with the following repurchase agreement counterparties:

			Weighted-Average
			Maturity of Repurchase
	Amount at Risk (1)		Agreements in Days
	December 31,		December 31,
Repurchase Agreement Counterparties:	2007	2006	2007	2006
	(In thousands)

Bank of America Securities LLC	$1,429	$—	11	—
Bear, Stearns & Co. Inc.	12,186	13,192	18	16
Barclays Bank Plc	34,139	7,653	10	49
BNP Paribas Securities Corp.	19,699	—	18	—
Countrywide Securities Corp.	—	42,001	—	41
Credit Suisse Securities (USA) LLC	61,084	22,564	27	42
Deutsche Bank Securities Inc.	27,476	—	7	—
Fortis Securities LLC	22,879	—	9	—
HSBC Securities (USA) Inc.	10,821	—	18	—
ING Financial Markets LLC	53,294	—	13	—
J.P. Morgan Securities Inc.	6,288	22,937	13	15
Lehman Brothers Inc.	5,773	3,617	5	17
Merrill Lynch Government Securities Inc.	—	24,292	—	28
Merrill Lynch, Pierce, Fenner & Smith Incorporated	—	2,544	—	25
Mitsubishi UFJ Securities (USA), Inc.	—	9,384	—	22
Nomura Securities International	—	52,774	—	28
UBS Securities LLC	23,569	34,447	11	35

Total	$278,637	$235,405	15	31

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Equal to the fair value of securities pledged (including net additional repurchase agreement collateral pledged of as of December 31, 2007 and 2006 of $35.6 million, which includes $0.1 million of accrued interest receivable and $152.3 million, which includes $0.6 million of accrued interest receivable, respectively), and related accrued interest receivable and dividends, minus repurchase agreement liabilities, and related accrued interest payable.

The three largest providers of repurchase agreement financing represented 29.4%, 13.9% and 10.8% of the $5.3 billion total amount of repurchase agreement liabilities as of December 31, 2007 and 22.1%, 16.5% and 16.0% of the $7.4 billion total amount of repurchase agreement liabilities as of December 31, 2006. See Note 11 for additional discussion concerning securities received and pledged as collateral.

11.	SECURITIES RECEIVED AND PLEDGED AS COLLATERAL

The Company receives collateral in connection with derivative and repurchase agreement transactions. The Company generally is permitted to sell or repledge these securities held as collateral. At December 31, 2007 and 2006, the fair value of securities received as collateral that the Company was permitted to sell or repledge was $6.1 million and $14.1 million, respectively. The fair value of securities received as collateral that the Company repledged was $1.9 million and $2.0 million at December 31, 2007 and 2006, respectively.

The Company also pledges its own assets, primarily to collateralize its repurchase agreements and in connection with derivative transactions. These securities owned and pledged, where the counterparty has the right by contract or custom to sell or repledge the financial instruments were approximately $5.6 billion and $7.6 billion as of December 31, 2007 and 2006, respectively. As of December 31, 2007, owned securities pledged consisted of $5.5 billion of securities sold in conjunction with repurchase agreements, $41.7 million pledged as additional collateral on repurchase agreements and $89.7 million pledged as collateral on derivative agreements. As of December 31, 2006, owned securities pledged consisted of $7.4 billion of securities sold in conjunction with repurchase agreements, $153.2 million pledged as additional collateral on repurchase agreements, and $26.8 million pledged as collateral on derivative agreements.

12.	SHORT-TERM DEBT

The Company holds two notes collateralized by investments in preferred shares of CDOs managed by the Company. The Euro dollar denominated non-recourse note and corresponding pledged preferred shares are $0.5 million and $0.7 million, respectively. The note and the preferred shares are converted into U.S. dollars at the December 31, 2007 exchange rate. The note bears interest at Euribor plus 1.0% and matures in May 2009. The note may be prepaid as interest and principal payments are equal to 100% of pledged preferred shared distributions and 50% of all management fees received related to the CDO until the note is paid in full. The U.S. dollar denominated, non-recourse, except in limited circumstances, note and corresponding pledged preferred shares are $1.2 million and $3.7 million, respectively. The note bears interest at LIBOR plus 0.4% and has no stated maturity. Required principal and interest payments on the note are equal to 62.5% of all management fees and preferred share distributions received from such CDO until the note is paid in full.

The Company assumed a $10.0 million revolving note (“Revolving Note”), with no amounts outstanding, that terminates in February 2009 in connection with the Merger. Prior to the Merger, Deerfield was granted a waiver of certain covenants and provisions specified in the Revolving Note that would not have been met as a result of the Merger until an amendment to the Revolving Note occurred. The Company is unable to borrow under the Revolving Note for the duration of the waiver period. The Company does not expect to have the ability to utilize the Revolving Note as a result of the inability to amend the Revolving Note on favorable terms. The Revolving Note was mutually agreed to be terminated in February 2008.

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	LONG-TERM DEBT

The following table summarizes the Company’s long-term debt:

	December 31,
	2007		2006
	Carrying	Weighted	Carrying	Weighted
	Value	Average Rate	Value	Average Rate
	(In thousands)		(In thousands)

Revolving warehouse facility	$73,435	6.60%	$260,950	5.35%
Market Square CLO	276,000	5.67%	276,000	5.87%
DFR MM CLO	231,000	5.97%	—	—
Pinetree CLO	—	—	287,825	5.92%
Trust preferred securities	123,717	7.75%	123,717	8.15%
Series A & B Notes	71,216	9.91%	—	—

Total	$775,368	6.57%	$948,492	6.04%

Revolving Warehouse Facility

On March 10, 2006, the Company entered into an up to $300.0 million (amended to $375.0 million in February 2007) three year revolving warehouse funding agreement (the “Facility”) with Wachovia Capital Markets, LLC (“Wachovia”), subject to annual renewal. Financing under the Facility is secured by assets ranging from large syndicated bank loans to subordinated notes and preferred stock. Advance rates under the Facility vary by asset type and are subject to certain compliance criteria. The Facility is available to two bankruptcy remote special purpose vehicles (DWFC, LLC and Deerfield Triarc TRS (Bahamas) Ltd.) and the debt holder has full recourse to these entities for the repayment of the outstandings under the Facility, which totaled $120.9 million as of December 31, 2007. As of December 31, 2007 and 2006, $1.5 million and zero of cash owned by these entities is considered restricted.

As of December 31, 2007 and 2006, the Company had $73.4 million and $261.0 million of debt outstanding under the Facility, respectively. The Company incurred $1.2 million of debt issuance costs that are being amortized into interest expense over the term of the Facility. The annual interest rate for the Facility is based on short-term commercial paper rates as defined in the warehouse funding agreement, plus 0.75% for large syndicated loans and plus 0.90% for all other loans, resulting in a weighted average rate of 6.60% as of December 31, 2007. The Facility also includes commitment and unused line fees of $1.8 million and $0.2 million, respectively, that the Company recognizes in interest expense.

On February 7, 2007, the Company amended the Facility to increase its size from $300.0 million to $375.0 million. The Company paid a one-time fee of $75,000 to Wachovia in connection with this facility expansion. On April 6, 2007, the Company amended the term of the Facility to change the annual renewal date to April 8, 2008. The renewal is a unilateral decision by the financial institutions party to the Facility. In the case of non-renewal, the Company will be unable to undertake additional borrowings under the Facility and may be required to use all principal, interest and other distributions on the assets purchased under the Facility to repay all borrowings thereunder. The Company is in discussions with Wachovia regarding a renewal, but cannot, at this time, predict the outcome of those discussions. There is a possibility that the Company may trigger a termination event under the Facility sometime in 2008, which would give Wachovia the right to liquidate the assets under the Facility in an amount necessary to repay all outstanding borrowings thereunder.

The Facility is subject to several non-financial covenants, including those which relate to compliance with laws, maintenance of service agreements, protection of collateral and various notification requirements. If

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deerfield Capital LLC (“DC LLC”) fails to maintain stockholders’ equity of $240.0 million, in addition to other remedies available to the financial institutions party to the Facility, the Company will be unable to undertake additional borrowings under the Facility and the amounts outstanding under the Facility may become immediately due and payable. Failure to meet these requirements could result in reductions of advances from the Facility or more severe default remedies, including acceleration of the outstanding indebtedness.

On July 17, 2007, the Company closed the DFR MM CLO transaction. As a result of this securitization, $213.2 million of debt was paid down on the Facility.

Effective August 3, 2007, the Company received a waiver for a technical default that occurred in July 2007 because the historical charge-off ratio of the loan portfolio in the Facility exceeded the threshold required by the Facility. The waiver provided for a six month forbearance on the default that occurred such that the Company was considered to be in compliance with the historical charge-off ration. The forbearance period of six months has ended and as of December 31, 2007 the Company was in compliance with the historical charge-off ratio and all other portfolio performance thresholds required by the Facility. See “Minimum Net Worth Covenant” below for further discussion.

Market Square CLO

Market Square CLO’s debt securities bear interest rates that reset quarterly based on varying spreads to three-month LIBOR. The Company’s long-term debt issued by Market Square CLO has a weighted average interest rate of 5.67% and 5.87%, using the last reset dates as of December 31, 2007 and 2006, respectively.

The Market Square CLO notes are due in 2017, but were initially callable, at par, by the Company on July 20, 2007 and quarterly thereafter subject to certain conditions. Market Square CLO is a consolidated bankruptcy remote subsidiary and the debt holders have recourse only to the collateral of Market Square CLO, which had a carrying value of $291.0 million and $305.3 million as of December 31, 2007 and 2006, respectively.

DFR MM CLO

DFR MM CLO’s debt securities bear interest rates that reset quarterly based on varying spreads to three-month LIBOR. The Company’s long-term debt issued by DFR MM CLO has a weighted average interest rate of 5.97% (6.33% including the $19.0 million of DFR MM CLO debt owned by the Company and eliminated upon consolidation), using the last reset date as of December 31, 2007.

The DFR MM CLO notes are due in 2019, but are callable, at par, by the Company on October 20, 2010 and quarterly thereafter, subject to certain conditions. DFR MM CLO is a consolidated bankruptcy remote subsidiary, which had assets with a carrying value of $317.4 million as of December 31, 2007.

Pinetree CDO

The Company sold all of its preference shares and deconsolidated Pinetree CDO as the Company was no longer deemed the primary beneficiary as of December 31, 2007. Prior to December 31, 2007, the Company consolidated the long-term debt issued by Pinetree CDO which had a weighted average interest rate of 5.92%, using the last reset date as of December 31, 2006.

Pinetree CDO was a consolidated bankruptcy remote subsidiary and the debt holders had recourse only to the collateral of Pinetree CDO.

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Trust Preferred Securities

On September 29, 2005, August 2, 2006 and October 27, 2006, Trust I, Trust II and Trust III issued preferred securities to unaffiliated investors for gross proceeds of $50.0 million, $25.0 million and $45.0 million, respectively, and common securities to the Company for $1.6 million, $0.8 million and $1.4 million, respectively. The combined proceeds were invested by Trust I, Trust II and Trust III in $51.6 million, $25.8 million and $46.3 million, respectively, of unsecured junior subordinated debt securities issued by DC LLC. The junior subordinated debt securities are the sole assets of the Trusts. The Trust I securities mature on October 30, 2035 but are callable by DC LLC on or after October 30, 2010. The Trust II and Trust III securities both mature on October 30, 2036 but are callable by DC LLC on or after October 30, 2011. Interest is payable quarterly at a floating rate equal to three-month LIBOR plus 3.50% per annum for Trust I and plus 2.25% per annum for Trust II and Trust III. The rate as of December 31, 2007 was 8.48% and 7.23%, for Trust I and both Trust II and Trust III, respectively. The rate as of December 31, 2006 was 8.88% and 7.63%, for Trust I and both Trust II and Trust III, respectively.

The holders of the preferred securities of the Trusts are entitled to receive distributions payable quarterly at a variable rate equal to the respective spread over three-month LIBOR. The preferred and common securities of the Trusts do not have a stated maturity date; however, they are subject to mandatory redemption upon the maturity or call of the junior subordinated debt securities.

Unamortized deferred issuance costs associated with the junior subordinated debt securities totaled $2.4 million and $3.1 million as of December 31, 2007 and 2006, respectively. The debt issuance costs are classified as part of prepaid and other assets on the consolidated balance sheet. These costs are amortized into interest expense using a method that approximates the effective yield method from issuance date to the respective junior subordinated debt securities’ call date.

DFR has issued a parent guarantee for the payment of any amounts to be paid by DC LLC under the terms of the junior subordinated debt securities debenture. The obligations under the parent guarantee agreement constitute unsecured obligations of DFR and rank subordinate and junior to all other senior debt. The parent guarantee will terminate upon the full payment of the redemption price for the trust preferred securities or full payment of the junior subordinated debt securities upon liquidation of the Trusts. The junior subordinated debt securities are subject to several non-financial covenants, including those which relate to compliance with laws, maintenance of service agreements, protection of collateral and various notification requirements. Trust I’s junior subordinated debt securities also have a $200.0 million Consolidated Net Worth covenant, which by definition excludes intangible assets, including goodwill. Failure to meet these requirements may cause an event of default resulting in an acceleration of the outstanding indebtedness. See “Minimum Net Worth Covenant” below for further discussion.

Series A and B Notes

On December 21, 2007, in connection with the Merger with Deerfield, the Company issued notes to the sellers with a principal balance of $73.9 million ($48.9 million Series A Notes and $25.0 million Series B Notes) recorded at fair value of $71.2 million, net of a $2.7 million fair value discount that will be amortized into interest expense using a method that approximates the effective yield method from issuance date to maturity on December 21, 2012. Two employees of the Company hold $0.8 million of the Series A Notes, one of these employees is also a member of the Company’s board of directors (the “Board”). Additionally, another member of the Board holds $19.5 million of the Series B Notes.

The holders of the Series A and B Notes entered into an intercreditor agreement (together with the note purchase agreements and related agreements, the “Note Documents”) with respect to their relative rights, which agreement provides, among other things, that the rights of the holders of the Series A Notes, including with respect to repayment of the Series A Notes, will be subordinated to the rights of the holders of the

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Series B Notes, unless a specified principal amount of Series B Notes is prepaid by June 30, 2008. If such principal amount is repaid by June 30, 2008, the rights of the holders of the two series of Notes will be on a pari passu basis. The Notes are guaranteed by DFR and certain of its subsidiaries and are secured by certain equity interests owned by such guarantors as specified in the Note Documents. The Note Documents include an event of default if the Company fails to pay principal or interest due in respect of any material indebtedness or fails to observe the terms of or perform in accordance with the agreements evidencing such material indebtedness if the effect of such failure is to either permit the holders of such indebtedness to declare such indebtedness to be due prior to its stated maturity or make such indebtedness subject to a mandatory offer to repurchase.

The Series A and B Notes bear interest at a variable rate based upon LIBOR and an initial additional margin of 5.0% per annum. Commencing 24 months after the issuance date, such additional annual margin of the Series A and B Notes will increase by increments of 0.5% per annum in each three-month period for eighteen months and 0.25% per annum for each three-month period thereafter.

The Note Documents contain various restrictive covenants with respect to DFR and its subsidiaries incurring additional indebtedness or guarantees, creating liens on their assets and certain other matters and in each case subject to those exceptions specified in the Note Documents. The Company will be obligated to prepay the Series A and B Notes upon a Change of Control (as defined in the Note Documents).

The Company may redeem the Series A and B Notes before their maturity from time to time, in whole or in part, at a redemption price equal to 100% of the aggregate outstanding principal amount of the Series A and B Notes to be redeemed plus accrued and unpaid interest. Any redemption of the Series A and B Notes shall be made on a pro rata basis based on the aggregate principal amount of all outstanding Series A and B Notes as of the date the Company provides notice of such redemption.

Subject to the terms of the intercreditor agreement, the Company must use a specified portion of the net cash proceeds received by DFR or any of its subsidiaries from any of the following transactions to make an offer to each holder to repurchase such holder’s Series A and B Notes at an offer price of 100% of the aggregate outstanding principal amount of the Series A and B Notes to be repurchased plus accrued and unpaid interest to the date of repurchase: (i) an asset sale outside the ordinary course of business or an event of loss, each as defined in the note purchase agreements, (ii) a debt issuance as defined in the note purchase agreements, (iii) an equity issuance as defined in the note purchase agreements, or (iv) certain exercises of warrants, rights, or options to acquire capital stock as defined in the note purchase agreements of DFR or any of its subsidiaries, in each case subject to specified exceptions set forth in the Note Documents.

In addition, the Note Documents will require the Issuer and DFR to use their commercially reasonable efforts to obtain a replacement debt facility, the proceeds of which would be used to refinance the obligations under the Notes.

Minimum Net Worth Covenant

The Company is subject to certain minimum “Stockholders’ Equity” and “Consolidated Net Worth” covenants as described in the Facility and the Trust I junior subordinated debt agreement, respectively. For purposes of monitoring compliance with these covenants, the Company includes the Series A Preferred Stock in its calculation of “Stockholders’ Equity” and “Consolidated Net Worth.” The Company is in compliance with its debt related covenants as of December 31, 2007. However, subsequent to December 31, 2007, the Company believes that there was a substantial risk of non-compliance with the Trust I junior subordinated debt agreement’s “Consolidated Net Worth” covenant. On February 29, 2008, the Company entered into a letter agreement that provides a waiver of any prior noncompliance by DC LLC with the Consolidated Net Worth covenant and waives any future noncompliance with the Consolidated Net Worth covenant though the earlier to occur of March 31, 2009 and the date it enters into supplemental indentures relating to the Trusts with

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

agreed upon terms. The Company agreed in the letter agreement that the Consolidated Net Worth covenant will be amended to include intangible assets and to reduce the threshold from $200 million to $175 million. See Note 26 for a more detailed description of the letter agreement. We believe that the amendment to the Consolidated Net Worth covenant will allow us to be in compliance for the foreseeable future.

14.	STOCKHOLDERS’ EQUITY

The Company’s dividends are recorded on the record date. The following summarizes the Company’s dividend declarations and distributions for the years ended December 31, 2007 and 2006:

Declaration	Record	Payment	Per Share	Dividend
Date	Date	Date	Dividend	Payment
				(In thousands)

For the year ended December 31, 2007:
04/23/07	05/07/07	05/30/07	$0.42	$21,723
07/24/07	08/07/07	08/28/07	0.42	21,736
10/23/07	11/06/07	11/27/07	0.42	21,736
12/18/07	12/28/07	01/29/08	0.42	21,736

			$1.68	$86,931

For the year ended December 31, 2006:
04/24/06	05/04/06	05/26/06	$0.36	$18,597
07/25/06	08/04/06	08/28/06	0.38	19,646
10/24/06	11/07/06	11/27/06	0.40	20,684
12/19/06	12/29/06	01/30/07	0.42	21,723

			$1.56	$80,650

Effective December 17, 2004, the Company adopted the 2004 Stock Incentive Plan (“2004 Plan”) that provides for the granting of stock options, common stock and stock appreciation rights to employees and service providers to purchase up to 2,692,313 shares of the Company’s common stock (which will be increased to 6,136,725 shares upon approval by the stockholders at the Special Meeting of Stockholders to be held on March 11, 2008 when the Stockholders vote whether to amend and restate the 2004 Plan). The 2004 plan was established to assist the Company in recruiting and retaining individuals with ability and initiative by enabling such persons or entities to participate in the future success of the Company and to associate their interests with those of the Company and its stockholders.

The Company issued shares of common stock pursuant to the Management Agreement with DCM prior to the Merger which required DCM to receive at least 15% of each incentive fee in the form of stock rather than cash. These share issuances represented the 15% portion of the incentive fee. The following summarizes the issuances of stock grants as payment of the incentive fee to DCM since commencement:

Issue Date	Number of Shares Issued	Amount Paid in Stock
		(In thousands)

06/11/07	20,654	$328
03/28/07	163	2
11/15/06	13,722	197
09/25/06	9,321	123
06/13/06	29,159	378

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has annually granted fully vested shares of common stock to four independent Board members, each receiving an equal amount of shares in each grant. In addition, during the year ended December 31, 2007, two additional share grants of 2,000 and 3,644 shares were made to the Interim Chairman of the Board. In accordance with SFAS No. 123(R) the Company recognized the entire fair value of the grant on such dates, as the shares were immediately vested. The following summarizes the Board grants since commencement:

Grant Date	Number of Shares	Fair Value Per Share		Fair Value of Grant
				(In thousands)

12/31/07	2,000	$8.00	(1)	$16
11/14/07	3,644	8.17	(1)	30
01/31/07	10,000	16.50	(1)	165
02/07/06	10,000	13.00	(1)	130
03/24/05	12,000	15.00	(2)	180

(1)	Fair value per share represents the closing price on the date of the grant.

(2)	Due to no publicly available price, fair value per share represents the price at which the Company sold shares in the December 23, 2004 initial private offering.

As a result of the Merger with Deerfield the Company acquired 97,403 shares of its common stock held by DCM at a price of $9.18 per share which is recorded as treasury stock. Deerfield granted 97,403 shares of DFR common stock to certain employees in March 2007 and under the terms of the grant, the restrictions on the employee’s ownership vest in three equal installments on the first, second and third anniversary date. Upon each vesting date the grantee is to receive the pro-rata portion of dividend payments paid on the stock plus a nominal amount of interest at a rate of LIBOR plus 5.0% per annum. The unamortized amount of the share-based payments total $0.1 million as of December 31, 2007 and are being recognized on a straight-line basis over the remaining vesting period as an expense to compensation and benefits in the consolidated statement of operations and an off-setting credit to additional paid-in capital. The dividend payments are treated in a similar manner and all interest accrued on unpaid dividends is recorded as interest expense in the consolidated statement of operations. The amounts recognized for the year ended December 31, 2007 were nominal, representing the impact of operations from the acquisition of Deerfield on December 21, 2007 through December 31, 2007.

On December 23, 2004, the Company granted 403,847 shares of restricted common stock, par value $0.001, and restricted options to purchase 1,346,156 shares of common stock at an exercise price of $15.00 per share, to DCM. Under the original agreement, the Company’s restrictions lapse, and full rights of ownership were to vest in three equal installments on the first, second and third anniversary of the grant date. Vesting was predicated on the continuing involvement of DCM in providing services to the Company. On the date of the Merger, vesting was accelerated for the remaining restricted common stock and stock options. The stock options were forfeited and all DFR stock was distributed to the members of Deerfield or to certain employees prior to the Merger with the exception of the 97,403 shares discussed in the prior paragraph.

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the Company’s restricted stock grant activity:

				Weighted-average
	Number of Shares			Grant Date Fair
	2007	2006	2005	Value

Nonvested, January 1	134,616	269,232	403,847	$15.00
Granted	—	—	—	—
Vested	(134,616)	(134,616)	(134,615)	—
Forfeited	—	—	—	—

Nonvested, December 31	—	134,616	269,232	$15.00

The following table summarizes the Company’s stock option activity:

	Number of Shares			Weighted-average
	2007	2006	2005	Exercise Price

Outstanding, January 1	1,346,156	1,346,156	1,346,156	$15.00
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(1,346,156)	—	—	15.00

Outstanding, December 31	—	1,346,156	1,346,156	—

Exercisable, December 31	—	897,437	448,719	$15.00

In accordance with EITF No. 96-18, Accounting for Equity Instruments that are Issued to other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, the Company revalues the unvested restricted stock and stock options at fair value each reporting period. These changes in value are recognized ratably over the original vesting period resulting in an adjustment in the statement of operations, and an equal and offsetting amount to additional paid-in capital, of the amount attributable to all prior periods, up to and including the current period end. The change in value attributable to future periods is recognized in the same fashion but in the appropriate future period. The fair value of stock options granted to DCM was estimated using the Black-Scholes option-pricing model for outstanding options grants with the following weighted-average assumptions:

	Year Ended December 31,
	2007(1)	2006	2005

Dividend yield	13.26%	11.45%	9.71%
Expected volatility	46.63%	17.63%	22.27%
Risk-free interest rate	4.17%	4.70%	4.39%
Expected life (in years)	7	8	9

(1)	Assumptions are as of the Merger date as options were surrendered as of that date and were not outstanding as of December 31, 2007.

The unvested restricted stock and stock options vesting was accelerated in conjunction with the Merger. The stock options were forfeited on December 21, 2007, in connection with the Merger.

15.	COMPUTATION OF EARNINGS PER SHARE

The shares of Series A Preferred Stock are considered participating securities under the two-class method as required by EITF Issue No. 03-6, Participating Securities and the Two-class method under FASB Statement No. 128. The two-class method is an earnings allocation formula that determines earnings for each class of

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

common stock and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. Under the two-class method, net income is reduced by the amount of dividends declared in the current period for each class of stock and by the contractual amounts of dividends that must be paid for the current period. The remaining earnings (loss) are then allocated to common stock and participating securities to the extent that each security may share in earnings as if all of the earnings for the period had been distributed. Diluted earnings per share is calculated using the treasury stock and “if converted” methods for potential common stock. Basic net income (loss) per share is calculated by dividing the weighted average shares outstanding for the Series A Preferred Stock and Common Stock into the cumulative convertible preferred stock dividends and accretion, and the net income (loss) attributable to common stockholders, respectively. Diluted net income (loss) per share is calculated by dividing the weighted average common stock including the effect of any dilutive securities using the “if-converted” method into the net income (loss). If this effect is anti-dilutive the dilutive securities are excluded from this computation. The Series A Preferred Stock participate in any dividends declared on the Company’s common stock or earn a 5% per annum dividend on the liquidation preference of $150.0 million as of December 31, 2007, subject to customary anti-dilution provisions, whichever is greater, and do not have a contractual obligation to share in the losses, if any, in any given period.

The following table presents the calculation of basic and diluted earnings per share:

	Year Ended December 31,
	2007	2006	2005
	(In thousands, except per share data)

Net income (loss)	$(96,236)	$71,575	$45,921
Less: Cumulative convertible preferred stock dividends and accretion	355	—	—

Net income (loss) attributable to common stockholders	$(96,591)	$71,575	$45,921

Weighted average shares used in basic computation:
Common Stock	51,606	51,419	39,260

Dilutive effect of:
Unvested restricted stock	—	162	121

Weighted average shares used in diluted computation	51,606	51,581	39,381

Net Income (Loss) Per Share — Basic:	$(1.87)	$1.39	$1.17

Net Income (Loss) Per Share — Diluted	$(1.87)	$1.39	$1.17

Potentially dilutive shares relating to the option to purchase 1,346,156 shares of common stock for the year ended December 31, 2006 and 2005 are not included in the calculation of diluted net income (loss) per share because the effect is anti-dilutive. For the year ended December 31, 2007 the 14,999,992 of Series A Preferred Stock are excluded from the dilutive net income (loss) per share because the effect is anti-dilutive.

16.	SERIES A CUMULATIVE CONVERTIBLE PREFERRED STOCK

Upon completion of the Merger, the Company issued 14,999,992 shares of Series A Preferred Stock to the selling members of Deerfield with a fair value of $7.75 per share. A member of the Board and certain employees (one of whom is also a member of the Board) received 3,914,425 shares and 323,175 shares, respectively, in connection with their previous ownership in Deerfield. The Series A Preferred Stock will be converted into common stock, on a one-for-one basis (subject to customary anti-dilution provisions), upon approval by a majority vote of the holders of outstanding shares of the Company’s common stock. If the common stockholders do not approve the conversion at the special meeting scheduled for March 11, 2008, the

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

holders of at least 20% of the Series A Preferred Stock will have a one-time right to require the Company to submit the conversion to a vote of stockholders at any subsequent annual meeting of stockholders. If the conversion vote is not obtained at the second meeting, then the Series A Preferred Stock shall thereafter not be convertible under any circumstances.

The Series A Preferred Stock is subject to mandatory redemption upon the earlier to occur of (i) a change in control of the Company or (ii) December 20, 2014, at a redemption price equal to the greater of $10.00 per share or the current market price of the common stock issuable upon the conversion of the Series A Preferred Stock (assuming conversion immediately prior to the redemption date), plus in each case, accrued and unpaid dividends. As of December 31, 2007, the liquidation preference is $150.0 million.

Holders of the Series A Preferred Stock will be entitled to receive, when and as authorized by the Board, or a duly authorized committee thereof, and declared by the Company, preferential cumulative cash dividends as follows:

(i) for the dividend period from the original issuance date of the Series A Preferred Stock through the dividend record date next following the original issuance date, an amount equal to 5% per annum of the liquidation preference (which the Company refers to as the first dividend);

(ii) for the dividend period commencing on the day after the dividend record date for the first dividend through the next succeeding dividend record date, an amount equal to the greater of (A) 5% per annum of the liquidation preference or (B) the per share common stock dividend declared for such dividend period; and

(iii) for each succeeding dividend period thereafter, an amount equal to the greater of (A) 5% per annum of the liquidation preference, or (B) the per share common stock dividend declared for such dividend period.

Dividends on the Series A Preferred Stock are cumulative and began to accrue from the date of closing of the Merger, December 21, 2007, whether or not the Company has earnings, whether or not the Company has legally available funds, and whether or not declared by the Board or authorized or paid by the Company. However, no cash dividend will be payable on the Series A Preferred Stock (but nevertheless will continue to accrue) before the earlier to occur of a conversion vote or March 31, 2008.

Holders of shares of Series A Preferred Stock will have no voting rights unless dividends on any shares of the Series A Preferred Stock shall be in arrears for four dividend periods, whether or not consecutive. In such case, the holders of shares of Series A Preferred Stock (voting as a single class) will be entitled to vote for the election of two directors in addition to those directors on the Board.

Upon the voluntary or involuntary liquidation, dissolution or winding up of the Company’s affairs, each share of the Series A Preferred Stock will receive prior to the payment to any other junior stock a preference payment equal to the greater of $10.00 per share or the current market price of the common stock issuable upon the conversion of the Series A Preferred Stock (assuming conversion immediately prior to the event of liquidation), plus in each case, accumulated, accrued and unpaid dividends (whether or not authorized by the Board). If, upon any liquidation, dissolution or winding up of the Company’s affairs, the cash distributable among holders of Series A Preferred Stock is insufficient to pay in full the liquidation preference of the Series A Preferred Stock as described above, then the Company’s remaining assets (or the proceeds thereof) will be distributed among the holders of the Series A Preferred Stock and any such other parity stock and in proportion to the amounts that would be payable on the Series A Preferred Stock if all amounts payable thereon were paid in full.

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	INCOME TAXES

The Company has elected to be taxed as a REIT and intends to continue to comply with the provisions of the Code. Accordingly, the Company will not be subject to federal or state income tax to the extent that it currently distributes 100% of its taxable income to stockholders and certain asset, income, stock ownership and record keeping requirements are satisfied.

As a REIT, the Company is able to pass through substantially all of its earnings generated at the REIT level to stockholders without paying income tax at the corporate level. However, the Company holds various assets in TRS entities. As such, the TRS entities are taxable as domestic C corporations and subject to federal, state and local taxes to the extent they generate net taxable income. For the years ended December 31, 2007, 2006 and 2005, the TRS entities recorded a provision for income taxes of $980,000, $6,000, and $95,000, respectively.

Market Square CLO, DFR MM CLO and Deerfield TRS (Bahamas) Ltd., or Deerfield Bahamas, are foreign TRSs that are generally exempt from federal and state income taxes because they restrict their activities in the United States to trading stocks and securities for their own accounts. However, the Company owned a portion of its investment in DFR MM CLO through two domestic TRSs during 2007 and the income from DFR MM CLO was subject to federal income tax to the extent received by those domestic TRSs. The Company is required to include, on an annual basis, foreign TRS taxable income in its calculation of its REIT taxable income (unless received by a domestic TRS), regardless of whether that income is distributed to the Company.

The components of the income tax provision are as follows:

	December 31,
	2007	2006	2005
	(In thousands)

Current income tax provision :
Federal	$733	$59	$77
State	169	14	18

Total current expense	902	73	95

Deferred income tax provision :
Federal	63	(54)	—
State	15	(13)	—

Total deferred tax (benefit)	78	(67)	—

Total	$980	$6	$95

The Company had no significant temporary tax differences for the year ended December 31, 2007, 2006 and 2005.

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of statutory income tax provision to the effective income tax provision is as follows:

	Year Ended December 31,
	2007		2006
	Tax	Rate	Tax	Rate
	(In thousands)		(In thousands)

Pretax income (loss) at statutory income tax rate	$(33,339)	35.00%	$25,053	35.00%
Non-taxable income at statutory income tax rate	34,558	(36.28)%	(25,046)	(34.99)%
State & local taxes, net of federal provision	120	(0.13)%	1	0.00%
Marginal rate adjustment	(359)	0.38%	(2)	0.00%

Total income tax provision	$980	(1.03)%	$6	0.01%

18.	THE MANAGEMENT AGREEMENT

Prior to the Merger with Deerfield, the Company operated under a management agreement (the “Management Agreement”) that provided, among other things, that the Company will pay DCM, in exchange for investment management and certain administrative services, certain fees and reimbursements. After the Merger on December 21, 2007 the Company entered into a revised management agreement (the “Revised Management Agreement”) to provide the same types of services as the Management Agreement. Fees are paid on a cost plus margin basis for investment advisor and executive management services. All ancillary services, including back office support and certain operating expenses, are charged at cost. The fee structure was based on a transfer pricing study performed by external advisors. The Revised Management Agreement does not have an incentive fee component.

The below summarizes the Management Agreement terms prior to the Merger on December 21, 2007:

A monthly base management fee equal to 1/12 of Equity multiplied by 1.75%. Equity as defined by the Management Agreement represented net proceeds from any issuance of common shares less other offering related costs plus or minus the Company’s retained earnings (excluding non-cash equity compensation incurred in current or prior periods) less any amounts the Company paid for common share repurchases. The calculation could have been adjusted for one-time events due to changes in GAAP as well as other non-cash charges upon approval of the independent directors of the Company. The base management fee was paid monthly in arrears.

A quarterly incentive fee based on the product of (1) 25.0% of the dollar amount by which (A) the Company’s net income (before incentive fees) for a quarter per common share (based on weighted average number of actual shares outstanding) exceeded (B) an amount equal to (i) the weighted average share price of common shares in the initial offering and subsequent offerings of the Company, multiplied by (ii) the greater of (a) 2.00% and (b) 0.50% plus one-fourth of the Ten Year Treasury rate for such quarter, multiplied by (2) the weighted average number of common shares outstanding for the quarter. The calculation could have been adjusted for one-time events due to changes in GAAP as well as other non-cash charges upon approval of the independent directors of the Company.

The incentive fee was paid quarterly with 85.0% of the fee paid to DCM in cash and 15.0% paid in the form of a restricted stock award. DCM could elect to receive more than 15.0% of incentive fee in the form of common shares. DCM’s ownership percentage of the Company, direct and indirect, could not exceed 9.8%. All shares were fully vested upon issuance, provided that DCM agreed not to sell such shares prior to the date that was one year after the date the shares were payable. The value was deemed to be the average of the closing prices of the shares on the exchange over the thirty calendar-day period ending three days prior to the issuance of such shares.

The Company’s base management fee expense, not eliminated in consolidation, for the years ended December 31, 2007, 2006 and 2005 was $12.2 million, $13.3 million and $9.9 million, respectively. In

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

addition to the base management fee, amortization for the year ended December 31, 2007, 2006 and 2005 was $(0.1) million, $2.4 million and $3.8 million, respectively, related to the restricted stock and stock options granted to DCM, and was included in the management fee expense to related party in the consolidated statements of operations. See Note 14 for additional information regarding the grant to DCM. DCM earned an incentive fee for the year ended December 31, 2007, 2006 and 2005 of $2.2 million, $3.3 million and $1.3 million, respectively. The Company recorded expenses related to reimbursable out-of-pocket and certain other costs incurred by DCM totaling $1.1 million, $0.6 million and $0.5 million for the years ended December 31, 2007, 2006 and 2005, respectively. As of December 31, 2006 the Company had outstanding payables related to its agreement with Deerfield in the amount of $1.1 million.

19.	RELATED-PARTY TRANSACTIONS

On April 4, 2006, the Company approved pursuant to the Management Agreement, granting shares of its common stock to DCM relating to the required 15% stock portion of the incentive fee payable to DCM for the fourth quarter of 2005. In its April 4, 2006 authorization, the Company determined that the actual issuance of the shares would not occur until the first to occur of the Company’s receipt of confirmation from the New York Stock Exchange (“NYSE”) that the issuance did not require approval of the Company’s stockholders under NYSE rules, or such stockholder approval. The Company issued the shares on June 13, 2006, upon the receipt of such confirmation from the NYSE. In its April 4, 2006 authorization, the Company had specified that the shares would be deemed issued as of March 24, 2006, such that upon issuance of the shares the Company would also pay DCM an amount equal to the dividends on the shares that DCM would have received if they had been issued on March 24, 2006. The Company compensated DCM and recognized an incentive fee expense of approximately $5,000, representing the first quarter 2006 dividend declaration of $0.36 per share attributable to the equivalent unissued shares.

The company that owned a majority interest in DCM purchased 1,000,000 shares of the Company for $15.0 million in the December 2004 initial private offering, representing an ownership interest in the Company of 1.9% as of December 31, 2006 and 2005.

20.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Available or observable prices are used in valuing securities and loans when such prices can be obtained by the Company. In less liquid markets, such as those that the Company has encountered in the second half of 2007, the lack of quoted prices for certain securities necessitates the use of other available information such as quotes from brokers, bid lists, and modeling techniques to approximate the fair value for certain of these securities and loans.

Recent events in the financial and credit markets have resulted in significant numbers of investment assets offered in the marketplace with limited financing available to potential buyers. In addition, there has been a lack of confidence among potential investors regarding the validity of the ratings provided by the major ratings agencies. This increase in available investment assets and investors’ diminished confidence in assessing the credit profile of an investment has resulted in significant price volatility in previously stable asset classes, including but not limited to the Company’s AAA-rated non-Agency RMBS portfolio. As a result, the pricing

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

process for certain investment classes has become more challenging and may not necessarily represent what the Company could receive in an actual trade.

The carrying amounts and estimated fair values of the Company’s financial instruments, for which the disclosure of fair values is required, were as follows:

	Year Ended December 31,
	2007		2006
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(In thousands)

Financial assets:
Cash and cash equivalents(a)	$113,733	$113,733	$72,523	$72,523
Restricted cash and cash equivalents(a)	47,125	47,125	27,243	27,243
Investment advisory fee receivables(a)	6,409	6,409	—	—
Available-for-sale securities(b)	4,897,972	4,897,972	7,941,091	7,941,091
Trading securities(b)	1,444,505	1,444,505	94,019	94,019
Other investments(c)	5,472	5,472	6,382	6,382
Derivative assets(d)	4,537	4,537	55,624	55,624
Loans held for sale(e)	267,335	267,470	282,768	289,852
Loans, net of allowance for loan losses(e)(c)	461,060	453,177	430,335	432,171
Financial liabilities:
Repurchase agreements(a)	5,303,865	5,303,865	7,372,035	7,372,035
Derivative liabilities(d)	156,813	156,813	21,456	21,456
Short term debt	1,693	1,693	—	—
Long term debt:
Wachovia facility(f)	73,435	73,435	260,950	260,950
Market Square CLO(f)	276,000	276,000	276,000	276,000
DFR MM CLO(f)	231,000	231,000	—	—
Pinetree CDO(f)	—	—	287,825	287,825
Trust preferred(f)	123,717	123,717	123,717	123,717
Series A & B notes(f)	71,216	71,216	—	—

(a)	The carrying amounts approximate the fair value due to the short-term nature of these instruments.

(b)	The estimated fair values were determined through references to price estimates provided by independent pricing services and/or dealers in the securities.

(c)	It was not practicable to estimate the fair value of certain investments because the investments are not traded in an active market, therefore, the carrying value has been displayed as an approximation of fair value.

(d)	All derivatives are recognized on the consolidated balance sheets at fair value. Determination of fair values is based on internally developed and tested market-standard pricing models and does not include accrued interest on designated derivatives.

(e)	The estimated fair values are determined primarily through references to estimates provided by an independent pricing service. If the independent pricing service cannot provide estimates for a given loan, the Company

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

may determine estimated fair value based on some or all of the following: (a) current financial information of the borrowing company and performance against its operating plan; (b) changing value of collateral supporting the loan; (c) changes to the market for the borrowing company’s service or product and (d) present value of projected future cash flows.

(f)	The carrying amount approximated fair value as the interest rate on all of the Company’s long-term debt resets quarterly to short-term market rates plus a fixed credit spread.

21.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The following is a summary of the components of accumulated other comprehensive loss:

	Year Ended December 31, 2007				Year Ended December 31, 2006
	Available-for-	Cash Flow	Foreign Currency		Available-for-	Cash Flow
	Sale Securities	Hedges	Translation	Total	Sale Securities	Hedges	Total
	(In thousands)

Beginning balance	$(105,579)	$58,420	$—	$(47,159)	$(114,906)	$70,203	$(44,703)
Unrealized net gain (loss) for the period	(96,938)	(108,556)	—	(205,494)	12,118	36,958	49,076
Foreign currency translation	—	—	43	43
Reclassification adjustments:
							—
Securities sold	2,738	—	—	2,738	(9,801)	—	(9,801)
Other-than-temporary impairment of securities	109,559	—	—	109,559	7,010	—	7,010
Hedging net gain recognized in earnings	—	(48,397)	—	(48,397)	—	(48,741)	(48,741)
Deconsolidation of Pinetree CDO	103,633	1,294	—	104,927

Ending balance	$13,413	$(97,239)	$43	$(83,783)	$(105,579)	$58,420	$(47,159)

22.	SEGMENT REPORTING

The Company operates in two reportable operating segments: Principal Investing and Investment Management.

Management evaluates the performance of each business unit based on segment results, exclusive of adjustments for unusual items. Special items are transactions or events that are included in the Company’s reported consolidated results but are excluded from segment results due to their nonrecurring or non-operational nature. It is also important to understand when viewing segment results that they includes direct and allocate indirect expenses.

The Company began operating in two reportable segments as a result of the Merger with Deerfield. Management believes that financial information regarding operating activities from the December 21, 2007 Merger date to December 31, 2007 is not material or meaningful for the purposes of evaluating the Company’s segment results and therefore is not presented. As of December 31, 2007, total assets of the Principal Investing and Investment Management segments were $7,566.7 million and $221.3 million, respectively.

23.	EMPLOYEE BENEFIT PLAN

As a result of the Merger, the Company maintains a voluntary contribution 401(k) plan (the “Plan”) covering all of its employees who meet certain minimum requirements and elect to participate. Under the Plan, employees may contribute a specified portion of their salary into the Plan after completing an initial employment period. The Company has the discretion to match a percentage of the employee contributions for the year. All Plan contributions are paid into the Deerfield & Company LLC 401(k) Savings Plan & Trust (the “Trust”). The Trust is allowed to invest the contributions, at the employer’s discretion, in a variety of

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

instruments defined in the Plan agreement. The Company expects to contribute $0.3 million on behalf of the employees for the year ended December 31, 2007.

24.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

The following table is a summary of the Company’s derivative instruments:

		Notional			Net
	Count	Amount	Assets	Liabilities	Fair Value
	(In thousands)

December 31, 2007:
Interest rate swaps — designated	134	$3,838,300	$1,197	$(73,364)	$(72,167)
Undesignated:
Interest rate swaps	76	2,932,800	3,022	(80,727)	(77,705)
Interest rate floor	1	65,050	—	(1,054)	(1,054)
Interest rate cap	1	40,000	—	(176)	(176)
Credit default swaps — protection seller	15	48,000	162	(736)	(574)
Total return swaps	2	14,512	—	(756)	(756)
Warrants	2	n/a	156	—	156

	231	$6,938,662	$4,537	$(156,813)	$(152,276)

December 31, 2006:
Interest rate swaps — designated	207	$6,051,250	$53,674	$(16,876)	$36,798
Undesignated:
Interest rate swaps	5	141,000	157	(1,008)	(851)
Interest rate floors	3	478,620	—	(3,568)	(3,568)
Credit default swaps — protection seller	20	68,000	966	(4)	962
Total return swaps	2	15,605	827	—	827

	237	$6,754,475	$55,624	$(21,456)	$34,168

Interest Rate Swaps — Designated

Hedging instruments are designated, as appropriate, as cash flow hedges based upon the specifically identified exposure, which may be an individual item or a group of similar items. Hedged exposure is primarily interest expense on forecasted rollover or re-issuance of repurchase agreements for a specified future time period and the hedged risk is the variability in those payments due to changes in the benchmark interest rate. Hedging transactions are structured at inception so that the notional amounts of the hedges are matched with an equal amount of repurchase agreements forecasted to be outstanding in that specified period for which the borrowing rate is not yet fixed. Cash flow hedging strategies include the utilization of interest rate swaps and interest rate swap forwards. Any ineffectiveness in the hedging relationship is recognized in interest expense during the period in which it arises. Prior to the end of the specified hedge period, the effective portion of all contract gains and losses excluding the net interest accrual is recorded in other comprehensive loss. Realized gains and losses on terminated contracts are maintained in other comprehensive loss until

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reclassified into earnings as an adjustment to interest expense over the contract’s original contractual life. Hedging instruments under these strategies are deemed to be designated to the outstanding repurchase agreements and the forecasted rollover thereof. As of December 31, 2007 and 2006, the maximum length of time over which the Company was hedging its exposure to the variability of future cash flows for forecasted transactions is approximately 10 years.

For the years ended December 31, 2007, 2006 and 2005, the Company recognized a net decrease to interest expense of $48.4 million, $48.7 million, and a net increase of $10.6 million, respectively, related to designated cash flow hedging. Included in these amounts was the effect of ineffectiveness, which increased interest expense $4.2 million, $0.2 million and $0.3 for the years ended December 31, 2007, 2006 and 2005, respectively. The weighted average fixed rate payable on the cash flow hedges as of December 31, 2007 and 2006 was 4.75% and 4.54%, respectively. As of December 31, 2007 and 2006, the Company held 134 and 207 designated interest rate swaps with notional amounts outstanding of $3.8 billion and $6.1 billion, respectively. Based on amounts included in the accumulated other comprehensive loss as of December 31, 2007 from designated interest rate swaps, the Company expects to recognize an increase of approximately $24.9 million in interest expense over the next 12 months.

During the year ended December 31, 2007, the Company de-designated $2.1 billion (notional) of interest rate swaps previously designated as a hedge with a net negative fair value of $19.3 million at de-designation. A deferred loss of $10.6 million is included in other comprehensive loss for the de-designations which will be amortized into interest expense over the original term of the hedging relationship. The de-designation occurred as a result of changing risk exposure in repurchase agreement financing.

In November 2005, the Company entered into a designated swap in Pinetree CDO that contained a financing element, resulting in the receipt of a $3.7 million cash payment that is being repaid through an above-market interest rate over the life of the swap. During December 2006, the Company renegotiated the terms of the swap contract to lower the fixed rate to 5.50% or a decrease of 0.923% from the previous rate for the period from October 5, 2006 through April 5, 2007 and increasing the fixed rate to 6.53% or an increase of 0.107% from the previous rate for the period from April 6, 2007 until maturity on April 7, 2015. In connection with the sale of Pinetree CDO preference shares this swap was not included on the Company’s balance sheet as of December 31, 2007.

Undesignated Interest Rate Swaps

As of December 31, 2007 and 2006, the Company held 76 and five undesignated interest rate swaps with notional amounts of $2.9 billion and $141.0 million, respectively. Accordingly, changes in fair value of these derivatives are recorded in net gain (loss) on derivatives in the consolidated statement of operations. As of December 31, 2007 and 2006, the undesignated interest rate swaps had a gross positive fair value of $3.0 million and $0.2 million and gross negative fair value of $80.7 million and $1.0 million, respectively, recorded in derivative assets and liabilities in the consolidated balance sheet. The weighted average fixed rate payable on the undesignated interest rate swaps as of December 31, 2007 and 2006 was 4.94% and 5.17%, respectively. For the years ended December 31, 2007 and 2006, the Company recognized a net loss of $50.0 million and net gain of $2.6 million in net gain (loss) on derivatives, respectively, related to undesignated interest rate swaps.

Undesignated Interest Rate Floors

As of December 31, 2007 and 2006, the Company held one and three interest rate floors with notional amounts in the aggregate of $65.0 million and $478.6 million that were not designated as hedges. As of December 31, 2007 and 2006, the floors had a net negative fair value of $1.1 million and $3.6 million recorded in derivative liabilities in the consolidated balance sheet. In connection with the one interest rate floor as of December 31, 2007, the Company received payments totaling $20,000 and in return will make

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

payments based on the spread in rates, if a one-month LIBOR rate decreases below a certain agreed upon contractual rate. For the years ended December 31, 2007 and 2006, the Company recognized net losses of $4.8 and $1.5 million in net gain (loss) on derivatives related to the floors.

Undesignated Interest Rate Cap

As of December 31, 2007 the Company held one interest rate cap with a notional amount of $40.0 million that was not designated as a hedge. As of December 31, 2007 the cap had a net negative fair value of $0.2 million recorded in derivative liabilities in the consolidated balance sheet. The Company will receive payments based on the spread in rates, if the three-month LIBOR rate increases above a certain agreed upon contractual rate and the Company will make payments based on a nominal fixed interest rate. For the year ended December 31, 2007 the Company recognized a loss of $0.2 million in net gain (loss) on derivatives related to the cap.

Undesignated Credit Default Swaps

As of December 31, 2007 and 2006, the Company held 15 and 20 credit default swaps (“CDS”), respectively, as the protection seller, with an aggregate notional amount of $48.0 million and $68.0 million, respectively. A CDS is a financial instrument used to transfer the credit risk of a reference entity from one party to another for a specified period of time. In a standard CDS contract, one party, referred to as the protection buyer, purchases credit default protection from another party, referred to as the protection seller, for a specific notional amount of obligations of a reference entity. In these transactions, the protection buyer pays a premium to the protection seller. The premium is generally paid quarterly in arrears, but may be paid in full up front in the case of a CDS with a short maturity. Generally, if a pre-defined credit event occurs during the term of the CDS, the protection seller pays the protection buyer the notional amount and takes delivery of the reference entity’s obligation. As of December 31, 2007 and 2006, these CDSs had a gross positive fair value of $0.2 million and $1.0 million and a gross negative fair value of $0.7 million and $4,000, respectively, recorded in derivative assets and liabilities in the consolidated balance sheet. For the years ended December 31, 2007 and 2006, the Company recognized net gains of $0.2 million and $2.8 million in net gain (loss) on derivatives, respectively, related to CDSs.

Undesignated Total Return Swaps

As of December 31, 2007 and 2006, the Company held two total return swaps with aggregate notional amounts of $14.5 million and $15.6 million and a negative fair value of $0.8 million and a positive fair value of $0.8 million recorded in derivative assets and liabilities in the consolidated balance sheet, respectively. Total return swaps represent financial instruments, which provide the holder with a total return on an underlying asset (for example, a syndicated bank loan or bond) offset by the cost of financing. For the years ended December 31, 2007 and 2006, the Company recognized a net loss of $0.7 million and a net gain of $1.8 million in net gain (loss) on derivatives, respectively, related to total return swaps.

Undesignated Warrants

As of December 31, 2007, the Company held warrants to purchase shares of two companies for which the Company is also a debt holder. These warrants were issued in connection with renegotiations of the original loan agreements. As of December 31, 2007, these warrants had a fair value of $0.2 million, recorded in derivative assets in the consolidated balance sheet. The Company is amortizing the value of the warrants as of the date they were received into income over the remaining life of the loan. For the year ended December 31, 2007, the Company recognized a net loss of $0.2 million in net gain (loss) on derivatives, respectively, related to warrants.

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

25.	COMMITMENTS AND CONTINGENCIES

Legal Proceedings

As of December 31, 2007, the Company received, and is producing documents in response to, subpoenas received from the SEC pursuant to a formal order of investigation. The SEC is investigating certain practices associated with the offer, purchase or sale of Collateralized Mortgage Obligations and Real Estate Mortgage Investment Conduits and the creation of re-REMICS. The information requested relates to certain mortgage securities transactions effected by DCM for the Company in 2005 and 2006. The Company cannot predict the outcome of this investigation.

In the ordinary course of business, the Company may be subject to legal and regulatory proceedings that are generally incidental to its ongoing operations. While there can be no assurance of the ultimate disposition of incidental legal proceedings, the Company does not believe their disposition will have a material adverse effect on the Company’s consolidated financial statements.

Lease Commitments

The Company leases its primary office space and certain office equipment under agreements which expire through February 2021. Included in other general and administrative expense is rental expense related to operating leases of approximately $70,000 for the year ended December 31, 2007. Prior to the Company’s Merger with Deerfield there was no rental expense. Future minimum commitments under operating leases with greater than one year are as follows:

(In thousands)

2008	$1,152
2009	1,209
2010	1,219
2011	1,222
2012	1,257
Thereafter	11,280

$17,339

Other Commitments

The timing and amount of additional funding on certain bank loans are at the discretion of the borrower. The Company had unfunded commitments of $11.2 million and $31.2 million as of December 31, 2007 and 2006, respectively.

26.	SUBSEQUENT EVENTS

Subsequent to December 31, 2007, the Company was adversely impacted by the continuing deterioration of global credit markets. The most pronounced impact was on the AAA-rated non-Agency RMBS portfolio. This portfolio experienced an unprecedented decrease in valuation during the first two months of 2008 fueled by the ongoing liquidity decline in credit markets. This negative environment had several impacts on the Company’s ability to successfully finance and hedge these assets. First, as valuations on these AAA-rated non-Agency RMBS assets declined, the Company sold a significant portion of its AAA-rated non-Agency RMBS and Agency RMBS to improve liquidity.

Second, repurchase agreement counterparties in some cases ceased financing non-Agency collateral (including non-subprime collateral such as the Company’s) and, in other cases, significantly increased the equity, or “haircut” required to finance such collateral. The average haircut on AAA-rated non-Agency RMBS

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

positions increased from approximately 4.9% in mid-2007 to approximately 8.8% at the end of January 2008. The more limited number of available counterparties further restricted the Company’s ability to obtain financing on favorable terms.

Finally, the Company has a longstanding practice of hedging a substantial portion of the interest rate risk in financing the RMBS portfolio. This hedging is generally accomplished using interest rate swaps under which the Company agrees to pay a fixed interest rate in return for receiving a floating rate. As the credit environment worsened in early 2008, creating a flight to U.S. Treasury securities and prompting further Federal Reserve rate cuts, interest rates decreased sharply. This, in turn, required the Company to post additional collateral to support declines in the interest rate swap portfolio. While Agency-issued RMBS demonstrated offsetting gains providing releases of certain margin, AAA-rated non-Agency RMBS experienced significant price declines which coupled with losses on the interest rate swap portfolio exacerbated the strain on liquidity.

The combined impact of these developments resulted in the acceleration of the Company’s strategy to decrease investment in AAA-rated non-Agency RMBS and to seek to liquidate other assets to significantly reduce leverage in the balance sheet in an effort to support liquidity needs. Specifically, the following actions were taken between January 1, 2008 and February 15, 2008 to maintain what the Company believes is an appropriate level of liquidity.

•	Agency RMBS of approximately $2.8 billion were sold at a realized gain of approximately $36.2 million.

•	AAA-rated non-Agency RMBS of approximately $1.3 billion were sold at a realized loss of approximately $152.1 million.

•	The net notional amount of interest rate swaps used to hedge the RMBS portfolio was reduced by approximately $4.2 billion as of February 15, 2008. Net losses in this portfolio since December 31, 2007 totaled approximately $117.1 million.

After taking into account the above actions, the various consolidated balance sheet categories as of February 15, 2008 totaled approximately as follows:

•	Agency RMBS — $2,276.6 million.

•	AAA-rated non-Agency RMBS — $107.8 million.

•	Repurchase agreements — $2,270.3 million.

•	Net notional amount of interest rate swaps used to hedge the RMBS portfolio — $2,485.2 million.

On February 29, 2008, the Company entered into a letter agreement (the “Letter Agreement”) with the representative of the holders of our trust preferred securities. The Letter Agreement provides a waiver of any prior noncompliance by DC LLC with the minimum net worth covenant (the “Net Worth Covenant”) contained in the indenture governing the trust preferred securities issued by Deerfield Capital Trust I and waives any future noncompliance with the Net Worth Covenant though the earlier to occur of March 31, 2009 and the date the Company enters into supplemental indentures relating to the Trusts on agreed upon terms. The Company and the representative of the trust preferred securities agreed in the Letter Agreement that the Net Worth Covenant will be amended to include intangible assets and to reduce the threshold from $200 million to $175 million. Absent the Company’s receipt of the waiver in the Letter Agreement, the Company believes there was a substantial risk of non-compliance with the Net Worth Covenant at February 29, 2008. The Company also agreed in the Letter Agreement that it will not allow DCM to incur more than $85 million of debt, it will conduct all of its asset management activities through DCM, it will not amend the Series A Notes or Series B Notes, except in specified circumstances, it may permit payments in kind, in lieu of cash interest, on the Series A Notes and Series B Notes subject to the $85 million cap described above, and it will not allow

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

a change of control of DCM or a sale, transfer, pledge or assignment of any material asset of DCM. The Company further agreed that the provisions described above will be applicable in most instances to the trust preferred securities issued by each of the Trusts.

In response to credit and liquidity events in 2007 and early 2008, the Company plans to focus our RMBS portfolio on Agency RMBS because the Company believes that they will require lower levels of margin to finance versus AAA-rated non-Agency RMBS and are a more appropriate investment for our leveraged RMBS portfolio. The Company expects to continue to hedge the duration of these investments to reduce exposure to changes in long-term fixed interest rates. In addition, management has refocused its corporate debt strategies away from the principal investing segment, which primarily focuses on earning spread income, and toward the investment management segment and its fee-based revenue streams. The Company believes this strategy should reduce its exposure to funding risks and aid it in stabilizing liquidity while reducing volatility in the value of the investments as compared to holding AAA-rated non-Agency RMBS.

In connection with REIT requirements, the Company has historically made regular quarterly distributions of all or substantially all of its REIT taxable income to holders of common stock. As discussed, the Company recently sold the vast majority of our AAA-rated non-Agency RMBS portfolio and significantly reduced our Agency RMBS holdings at a significant net loss. The Company therefore expects future distributions in 2008 and perhaps thereafter, to be substantially less than amounts paid in prior years. Additionally, the Company may pay future dividends less frequently and distribute only that amount of our taxable income required to maintain REIT qualification. Furthermore, the Company may elect to make future dividends in the form of stock rather than cash. The Company may not have adequate liquidity to make these or any other distributions. Any future distributions we make will be at the discretion of the Board and will depend upon, among other things, the Company’s actual results of operations. The Company’s results of operations and ability to pay distributions will be affected by various factors, including our liquidity, the net interest and other income from our portfolio, investment management fees, operating expenses and other expenditures, as well as covenants contained in the terms of the Company’s indebtedness.

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

27.	SUPPLEMENTAL QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following is a presentation of the quarterly results of operations for the years ended December 31, 2007 and 2006:

	For the Three Months Ended				For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	2007	2007	2007	2007	2006	2006	2006	2006
	(In thousands, except share and per share data)

REVENUES
Interest income	$122,699	$129,712	$125,765	$114,725	$102,028	$117,436	$117,548	$122,286
Interest expense	98,859	102,539	98,948	93,041	79,105	96,297	97,839	99,374

Net interest income	23,840	27,173	26,817	21,684	22,923	21,139	19,709	22,912

Provision for loan losses	(1,800)	(5,133)	—	(1,500)	—	—	—	(2,000)
Net interest income after provision for loan losses	22,040	22,040	26,817	20,184	22,923	21,139	19,709	20,912

Investment advisory fees	—	—	—	1,455	—	—	—	—

Total net revenues	22,040	22,040	26,817	21,639	22,923	21,139	19,709	20,912
EXPENSES
Management fee expense to related party	3,330	3,430	2,710	2,671	3,690	3,615	3,715	4,676
Incentive fee expense to related party	2,185	—	—	—	1,185	818	1,316	16
Compensation and benefits	—	—	—	1,309	—	—	—	—
Depreciation and amortization	—	—	—	297	—	—	—	—
Professional services	617	800	1,418	1,474	478	448	588	665
Insurance expense	136	205	207	203	181	184	186	167
Other general and administrative expenses	369	791	721	940	492	456	378	484

Total expenses	6,637	5,226	5,056	6,894	6,026	5,521	6,183	6,008

OTHER INCOME AND GAIN (LOSS)
Net gain (loss) on available-for-sale securities	2,549	(243)	(23,176)	(91,426)	2,092	1,215	1,780	(2,297)
Net gain (loss) on trading securities	2,640	(5,688)	5,645	12,899	(1,813)	54	3,042	(533)
Net gain (loss) on loans	1,962	(1,492)	(7,451)	(7,569)	532	(172)	495	312
Net gain (loss) on derivatives	46	5,327	(20,216)	(40,903)	1,443	1,389	392	2,440
Dividend income and other gain (loss)	264	(361)	(118)	3,332	101	93	610	(539)

Net other income and gain (loss)	7,461	(2,457)	(45,316)	(123,667)	2,355	2,579	6,319	(617)

Income (loss) before income tax expense	22,864	14,357	(23,555)	(108,922)	19,252	18,197	19,845	14,287
Income tax expense (benefit)	337	(137)	(320)	1,100	89	33	282	(398)

Net income (loss)	22,527	14,494	(23,235)	(110,022)	19,163	18,164	19,563	14,685

Less: Cumulative convertible preferred stock dividends and accretion	—	—	—	355	—	—	—	—

Net income (loss) attributable to common stockholders	$22,527	$14,494	$(23,235)	$(110,377)	$19,163	$18,164	$19,563	$14,685

NET INCOME (LOSS) PER SHARE — BASIC	$0.44	$0.28	$(0.45)	$(2.14)	$0.37	$0.35	$0.38	$0.29
NET INCOME (LOSS) PER SHARE — DILUTED	$0.44	$0.28	$(0.45)	$(2.14)	$0.37	$0.35	$0.38	$0.28

WEIGHTED-AVERAGE NUMBER OF SHARES OUTSTANDING — BASIC	51,587,293	51,596,928	51,618,105	51,622,150	51,390,470	51,397,785	51,430,136	51,457,517

WEIGHTED-AVERAGE NUMBER OF SHARES
OUTSTANDING — Diluted	51,763,464	51,759,376	51,618,105	51,622,150	51,515,588	51,552,764	51,615,604	51,659,648

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Senior Vice President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act, as of the end of the period covered by this Annual Report. Based upon that evaluation, our Chief Executive Officer and Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with participation of the Company’s Chief Executive Officer and Senior Vice President and Chief Financial Officer, management assessed the effectiveness of internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on management’s assessment under the framework in Internal Control — Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007. The effectiveness of internal control over financial reporting as of December 31, 2007 has been audited by our company’s independent registered public accounting firm as stated in their report that appears on page 114 of this Annual Report.

Change in Internal Control Over Financial Reporting

As a result of the acquisition of Deerfield on December 21, 2007, we have implemented internal controls over financial reporting to include consolidation of Deerfield, as well as acquisition-related accounting and disclosures. The acquisition of Deerfield represents a material change in internal control over financial reporting since management’s last assessment of our internal control over financial reporting, which was completed as of December 31, 2006.

There have been no other changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

There are inherent limitations in the effectiveness of any control system, including the potential for human error and the circumvention or overriding of the controls and procedures. Additionally, judgments in decision-making can be faulty and breakdowns can occur because of simple error or mistake. An effective control system can provide only reasonable, not absolute, assurance that the control objectives of the system are adequately met. Accordingly, our management, including our Chief Executive Officer, our Senior Vice President, and our Chief Financial Officer do not expect that our control system can prevent or detect all error or fraud. Finally, projections of any evaluation or assessment of effectiveness of a control system to future periods are subject to the risks that, over time, controls may become inadequate because of changes in an entity’s operating environment or deterioration in the degree of compliance with policies or procedures.

ITEM 9B.	OTHER INFORMATION

None.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2007 pursuant to General Instruction G(3).

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table for Fiscal Year 2007

The bonus amounts earned by each of our named executive officers were not calculable as of the printing date of our definitive Proxy Statement for our Special Meeting of Stockholders to be held on March 11, 2008 (filed with the SEC on February 4, 2008) and therefore were omitted from the Summary Compensation Table included in the Proxy Statement.

The following information updates the Summary Compensation Table set forth on page 29 of the Proxy Statement:

Name and		Salary	Bonus	Total
Principal Position(1)	Year	($)	($)(2)	($)(3)

Jonathan W. Trutter Chief Executive Officer	2007	$12,329	$37,672	$50,001
Richard G. Smith Chief Financial Officer	2007	$5,753	$3,151	$8,904

(1)	No other officer received compensation from us in excess of $100,000 during fiscal year 2007.

(2)	The bonus amount earned by Mr. Trutter consists of $18,836 in cash and $18,836 of restricted stock units, or RSUs. The bonus amount earned by Mr. Smith consists of $1,952 in cash and $1,952 of RSUs. In each case, the dollar amount of the RSUs will be converted into RSUs based on the average of the closing sale price of our common stock as reported on the NYSE on three consecutive trading days beginning on the third day following the filing of this Annual Report with the SEC.

(3)	During 2007, we paid compensation to our executive officers from December 22, 2007 through December 31, 2007. Our executive officers were compensated by DCM prior to the Merger.

The remaining information required by Item 11 is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2007 pursuant to General Instruction G(3).

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2007 pursuant to General Instruction G(3).

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2007 pursuant to General Instruction G(3).

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2007 pursuant to General Instruction G(3).

PART IV.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

Consolidated financial statements of Deerfield Capital Corp. included in “Part II — Item 8. Financial Statements and Supplementary Data.”

(b)	Documents filed as part of this Report:

Exhibit No.	Description of Exhibit

2.1	Agreement and Plan of Merger by and among Deerfield Triarc Capital Corp., DFR Merger Company, LLC, Deerfield & Company LLC and, solely for the purposes set forth therein, Triarc Companies, Inc. (in such capacity, the Sellers’ Representative), dated as of December 17, 2007.(1)
3.1	Articles of Amendment and Restatement of Deerfield Capital Corp.(2)
3.2	Articles of Amendment of Deerfield Capital Corp.(3)
3.3	Bylaws of Deerfield Triarc Capital Corp.(2)
4.1	Form of Certificate for Common Stock for Deerfield Triarc Capital Corp.(2)
4.2	Junior Subordinated Indenture between Deerfield Triarc Capital LLC and JPMorgan Chase Bank, National Association, as trustee, dated September 29, 2005.(4)
4.3	Amended and Restated Trust Agreement among Deerfield Triarc Capital LLC, JPMorgan Chase Bank, National Association, Chase Bank USA, National Association and the Administrative Trustees named therein, dated September 29, 2005.(4)
4.4	Junior Subordinated Note due 2035 in the principal amount of $51,550,000, dated September 29, 2005.(5)
4.5	Articles Supplementary Establishing and Fixing the Rights and Preferences of the Series A Preferred Stock.(3)
10.1	Registration Rights Agreement among Deerfield Triarc Capital Corp., Credit Suisse First Boston LLC, Deutsche Bank Securities Inc. and Bear, Stearns & Co. Inc. for the benefit of certain holders of the common stock of Deerfield Triarc Capital Corp., dated as of December 23, 2004.(2)
10.2	License Agreement between Deerfield Triarc Capital Corp. and Deerfield Capital Management LLC, dated as of December 23, 2004.(2)
10.3	Junior Subordinated Note Purchase Agreement by and between Deerfield Triarc Capital LLC and JPMorgan Chase Bank, National Association, as trustee on behalf of Deerfield Triarc Capital Trust I, dated September 29, 2005.(5)
10.4	Parent Guarantee Agreement between Deerfield Triarc Capital Corp. and JPMorgan Chase Bank, National Association, as guarantee trustee, dated September 29, 2005.(4)
10.5	Purchase Agreement among Deerfield Triarc Capital LLC, Deerfield Triarc Capital Corp., Deerfield Triarc Capital Trust I and Bear, Stearns & Co. Inc., dated September 29, 2005.(4)
10.6	Purchase Agreement among Deerfield Triarc Capital LLC, Deerfield Triarc Capital Corp., Deerfield Triarc Capital Trust I and Taberna Preferred Funding III, Ltd., dated September 29, 2005.(4)
10.7	2004 Stock Incentive Plan.(2)
10.8	Amended and Restated Stock Award Agreement between Deerfield Triarc Capital Corp. and Deerfield Capital Management LLC, dated June 14, 2005.(2)
10.9	Amended and Restated Stock Option Agreement between Deerfield Triarc Capital Corp. and Deerfield Capital Management LLC, dated June 14, 2005.(2)
10.10	Form of Stock Award Agreement for Non-Employee Directors.(2)
10.11	Indemnification Agreement between Deerfield Triarc Capital Corp. and Jonathan W. Trutter, dated as of April 17, 2007.(6)
10.12	Indemnification Agreement between Deerfield Triarc Capital Corp. and Robert C. Grien, dated as of April 17, 2007.(6)

Exhibit No.	Description of Exhibit

10.13	Indemnification Agreement between Deerfield Triarc Capital Corp. and Richard G. Smith, dated as of April 17, 2007.(6)
10.14	Indemnification Agreement between Deerfield Triarc Capital Corp. and Frederick L. White, dated as of April 17, 2007.(6)
10.15	Summary of Compensation to Members of the Special Committee of the Board of Directors.(7)
10.16	Employment Agreement by and between Deerfield Capital Management LLC and Jonathan W. Trutter, dated June 26, 2004.(3)
10.17	Employment Agreement by and between Deerfield Capital Management LLC and Luke D. Knecht, dated June 26, 2004.(3)
10.18	Amendment No. 1 to Employment Agreement by and between Deerfield Capital Management LLC and Luke D. Knecht, dated August 18, 2006.(3)
10.19	Form of Series A Note Purchase Agreement by and among DFR Merger Company LLC, as issuer, Deerfield & Company LLC, as issuer, Deerfield Triarc Capital Corp., as parent, the purchasers party thereto, and Triarc Deerfield Holdings, LLC, as administrative holder and collateral agent, dated as of December 21, 2007.(1)
10.20	Form of Series B Note Purchase Agreement by and among DFR Merger Company LLC, as issuer, Deerfield & Company LLC, as issuer, Deerfield Triarc Capital Corp., as parent, the purchasers party thereto, Spensyd Asset Management LLLP, as administrative holder, and Triarc Deerfield Holdings, LLC, as collateral agent, dated as of December 21, 2007.(1)
10.21	Form of Series A Senior Secured Note Due December 21, 2012.(1)
10.22	Form of Series B Senior Secured Note Due December 21, 2012.(1)
10.23	Form of Series A Guaranty and Pledge Agreement by and among Deerfield & Company LLC, Deerfield Capital Corp., Deerfield Capital Management LLC, Deerfield Triarc TRS Holdings, Inc. and Triarc Deerfield Holdings, LLC, as collateral agent, dated as of December 21, 2007.(1)
10.24	Form of Series B Guaranty and Pledge Agreement by and among Deerfield & Company LLC, Deerfield Capital Corp., Deerfield Capital Management LLC, Deerfield Triarc Capital LLC, DFR Merger Company, LLC, DFR TRS I Corp., DFR Company, LLC and Triarc Deerfield Holdings, LLC, as collateral agent, dated as of December 21, 2007.(1)
10.25	Registration Rights Agreement among Deerfield Triarc Capital Corp., the parties identified on the signature pages thereto and the other persons who may become parties thereto from time to time in accordance therewith, dated as of December 21, 2007.(1)
10.26	Lease Agreement between Prentiss Properties Acquisition Partners, L.P. and Deerfield &
Company LLC, dated July 1, 2005*
10.27	Collateral Agency and Intercreditor Agreement, made by and among Triarc Deerfield Holdings, LLC, Jonathan W. Trutter, Paula Horn, and the John K. Brinckerhoff and Laura R. Brinckerhoff Revocable Trust, as holders of the Series A Senior Secured Notes Due 2012, Sachs Capital Management LLC, Spensyd Asset Management LLLP, and Scott A. Roberts, as holders of the Series B Senior Secured Notes Due 2012, Triarc Deerfield Holdings, LLC, as collateral agent, Deerfield & Company LLC, as issuer, and Deerfield Capital Corp., dated as of December 21, 2007.*
10.28	Letter Agreement by and among Taberna Preferred Funding III, Ltd., Taberna Preferred Funding V, Ltd., Taberna Preferred Funding VII, Ltd., Taberna Preferred Funding VIII, Ltd. and Taberna Preferred Funding IX, Ltd., on the one hand, and Deerfield Capital LLC and Deerfield Capital Corp., on the other hand, dated as February 29, 2008.*
21.1	Subsidiaries of the Registrant.*
23.1	Consent of Independent Registered Public Accounting Firm.*
24.1	Power of Attorney (included on signature page).*
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit No.	Description of Exhibit

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 21, 2007, as amended.

(2)	Incorporated by reference to the Company’s Registration Statement on Form S-11 (Registration No. 333-123762), as amended.

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 28, 2007, as amended, excluding Item 7.01 and the exhibits to Item 7.01.

(4)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the SEC on October 4, 2005.

(5)	Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended September 30, 2004 filed with the SEC on November 11, 2005.

(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 5, 2007.

(7)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007, filed with the SEC on November 7, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEERFIELD CAPITAL CORP.
(Registrant)

Date: February 29, 2008

By: /s/ JONATHAN W. TRUTTER
Jonathan W. Trutter, Chief Executive Officer
(Principal Executive Officer)

Date: February 29, 2008

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

By:	/s/ PETER H. ROTHSCHILD	By:	/s/ GREGORY H. SACHS
	Peter H. Rothschild, Interim Chairman and		Gregory H. Sachs, Director
Director
		Date:	February 29, 2008
Date:	February 29, 2008

By:	/s/ ROBERT E. FISCHER	By:	/s/ ROBERT B. MACHINIST
	Robert E. Fischer, Director		Robert B. Machinist, Director

Date:	February 29, 2008	Date:	February 29, 2008

By:	/s/ PETER W. MAY	By:	/s/ HOWARD RUBIN
	Peter W. May, Director		Howard Rubin, Director
Date:	February 29, 2008	Date:	February 29, 2008

By:	/s/ JONATHAN W. TRUTTER
Jonathan W. Trutter, Chief Executive Officer and Director
Date:	February 29, 2008