Form 10-K/A
period 2007-12-31
Deerfield Capital Corp.
filed 2008-04-29
CIK 1313918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

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
6250 North River Road, 9th Floor, Rosemont, Illinois, 60018
(773) 380-1600
(Address, including zip code, and telephone number,
including area code, of registrant’s principal executive offices)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Exchange on which registered:
Common Stock	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)
Large accelerated filer ☑          Accelerated filer ☐          Non-accelerated filer ☐          Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the outstanding common equity held by non-affiliates of the registrant was $732,691,233 based on the number of shares held by non-affiliates of the registrant as of June 30, 2007, and based on the reported last sale price of the common stock on June 30, 2007, which is the last business day of the registrant’s most recently completed second fiscal quarter.
There were 66,758,356 shares of the registrant’s Common Stock outstanding as of April 25, 2008.
Documents incorporated by reference:
None.

EXPLANATORY NOTE
     The purpose of this Form 10-K/A is to amend Part III, Items 10 through 14, of the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, or the 2007 Form 10-K, which was filed with the Securities and Exchange Commission, or the SEC, on February 29, 2008, to include information previously omitted from the 2007 Form 10-K in reliance on General Instruction G to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement prepared in connection with the election of directors. The registrant has determined to include such Part III information by amendment to the 2007 Form 10-K, rather than incorporate it into the 2007 Form 10-K by reference to the proxy statement. Accordingly, Part III of the 2007 Form 10-K is hereby amended and supplemented as set forth below.
     Also included in this Form 10-K/A are (i) the signature page and (ii) the certifications required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which have been re-executed and re-filed as of the date of this Form 10-K/A under Item 15 of Part IV hereof.
     No attempt has been made in this Form 10-K/A to modify or update the other disclosures presented in the 2007 Form 10-K. This Form 10-K/A does not reflect events occurring after the filing of the 2007 Form 10-K nor does it modify or update those disclosures, including the exhibits to the 2007 Form 10-K, that may have been affected by subsequent events. Accordingly, this Form 10-K/A should be read in conjunction with the 2007 Form 10-K and our other filings made with the SEC.
     As used in this Form 10-K/A, unless otherwise noted or the context otherwise requires, we refer to Deerfield Capital Corp. as “DFR,” “we,” “us,” “our,” or “our company,” to Deerfield & Company LLC, one of our indirect wholly-owned subsidiaries, as “Deerfield,” and to Deerfield Capital Management LLC, our former external manager and another of our indirect wholly-owned subsidiaries, as “DCM.” We refer to our acquisition of Deerfield pursuant to a merger agreement dated as of December 17, 2007 among us, DFR Merger Company, LLC (our wholly-owned subsidiary that was merged into Deerfield), Deerfield and Triarc Companies, Inc., or Triarc (as sellers’ representative), by which DFR Merger Company, LLC was merged with and into Deerfield on December 21, 2007, as the “Merger.”
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
     Certain statements in this annual report are forward-looking as defined by the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by forward looking language, including words such as “believes,” “anticipates,” “expects,” “estimates,” “intends,” “may,” “plans,” “projects,” “will” and similar expressions, or the negative of these words. Such forward-looking statements are based on facts and conditions as they exist at the time such statements are made. Forward-looking statements are also based on predictions as to future facts and conditions the accurate prediction of which may be difficult and involve the assessment of events beyond our control. The forward-looking statements are further based on various operating assumptions. Caution must be exercised in relying on forward-looking statements. Due to known and unknown risks, actual results may differ materially from expectations or projections. We do not undertake any obligation to update any forward-looking statement, whether written or oral, relating to matters discussed in this annual report, except as otherwise required by federal securities laws.
     Forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause our actual results to differ materially from those described in the forward-looking statements are set forth in our Annual Report on Form 10-K for the year ended December 31, 2007, and factors described in our other filings with the SEC and public statements by us. Readers of this annual report are cautioned to consider these risks and uncertainties and not to place undue reliance on any forward-looking statements.

PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors
     The following table lists the members of our Board of Directors, or our Board, and shows their names, ages, terms of office and business backgrounds.
Class I Directors

Name	Age	Biography
Peter H. Rothschild	52	Mr. Rothschild has been a member of our Board since December 2004 and the interim Chairman of our Board since April 19, 2007. As a Class I Director, his current term is scheduled to expire at the 2008 Annual Meeting of Stockholders. He has been a member of the board of Wendy’s International, Inc., a restaurant operator and franchise company, since March 2006. Mr. Rothschild has been the Managing Member of Daroth Capital LLC, a holding company, since its founding in 2001, and is the President and CEO of its wholly owned subsidiary, Daroth Capital Advisors LLC, a securities broker-dealer, since 2002. Prior to founding Daroth Capital, Mr. Rothschild was a Managing Director and Co-Head of the Leveraged Finance and Industrial Finance groups at Wasserstein Perella, an investment bank, the predecessor company to Dresdner Kleinwort Wasserstein and was with the organization from 1996 to 2001. From 1990 to 1996, Mr. Rothschild was a Senior Managing Director and Head of the Natural Resources Group at Bear, Stearns & Co. Inc., a broker-dealer, and was one of the founders of the firm’s Leveraged Finance and Financial Buyer Coverage groups. From 1984 to 1990, Mr. Rothschild was a Managing Director and Head of the Industrial Group at Drexel Burnham Lambert, an investment bank.

Robert E. Fischer	78	Mr. Fischer has been a member of our Board since December 2004. As a Class I Director, his current term is scheduled to expire at the 2008 Annual Meeting of Stockholders. He is a Senior Counsel in the Corporate Practices Group at WolfBlock LLP. He has been with the firm since 1998. From 1961 to 1998, Mr. Fischer practiced law at Lowenthal, Landau, Fischer & Bring P.C., which merged with the Wolf Block firm in 1998. Mr. Fischer is a board member of a trust established to oversee the liquidation of assets of Allegiance Telecom Inc. and its subsidiaries. He has previously served on the board and audit committee of the DLJ International Fund (from June 1995 to November 2000), the DLJ Emerging Markets Fund (from June 1995 to November 2000), and the DLJ High Yield Bond Fund (from July 1998 to November 2000).

Peter W. May	65	Mr. May has been a member of our Board since December 2007. As a Class I Director, his current term is scheduled to expire at the 2008 Annual Meeting of Stockholders. Mr. May has been a director of Triarc Companies, Inc., or Triarc, since April 1993. Since that time, he has also been a director or manager and officer of certain of Triarc’s subsidiaries. Additionally, Mr. May has been President and a founding partner of Trian Fund Management, L.P. since November

Name	Age	Biography
2005. From its formation in January 1989 to April 1993, Mr. May was President and Chief Operating Officer of Trian Group. He was President and Chief Operating Officer and a director of Triangle Industries, Inc. from 1983 to December 1988. Mr. May has also served as a director of Encore Capital Group, Inc. since February 1998.
Class II Director

Howard Rubin	53	Mr. Rubin has been a member of our Board since December 2004. As a Class II director, his current term expires in 2009. Since 1999, he has been retired, although he continues to serve as a director on various boards. He has served on the board of directors of Gatehouse Media, Inc., a publishing company, since 2006 and is currently a member of its audit committee and chairman of its compensation committee, and he has served on the board of directors of Fortress Investment Group, a global alternative asset manager, since 2007 and is currently a member of its audit committee and chairman of its compensation committee. In addition, Mr. Rubin previously served on the boards of directors of Capstead Mortgage Corporation and Global Signal Inc. He has over 20 years of experience trading mortgage-backed securities. From 1987 to his retirement in 1999, Mr. Rubin was a Senior Managing Director at Bear, Stearns & Co. Inc., a broker-dealer, where he managed the Collateralized Mortgage Obligations desk.
Class III Directors

Jonathan W. Trutter	50	Mr. Trutter is our Chief Executive Officer and a member of our Board. Mr. Trutter has been a member of our Board since November 2004, and our Chief Executive Officer since December 2004. As a Class III director, his current term expires in 2010. Mr. Trutter is also the Chief Executive Officer and Chief Investment Officer of DCM, and the Senior Managing Director responsible for its bank loan investing. Mr. Trutter joined DCM in 2000. From 1989 to 2000, he was a Managing Director of Scudder Kemper Investments, an investment manager, where he directed the Bank Loan/Private Placement Department.

Robert B. Machinist	55	Mr. Machinist has been a member of our Board since December 2004. As a Class III director, his current term expires in 2010. Since August 2004, he has been a managing partner of MB Investment Partners, a money management firm. Since 2003, Mr. Machinist has been non-executive Chairman of Dobi Medical, Inc., a manufacturer of breast imaging technology. Since 2004, he has been a director of Traffix, Inc., an interactive media company, and a member of its audit committee. From 1998 to December 2001, Mr. Machinist was managing director and head of investment banking for the Bank of New York and its Capital Markets division. From January 1986 to November 1998, he was president and one of the principal founders of Patricof & Co. Capital Corp., an investment bank, and its successor companies.

Executive Officers
     The following table lists our executive officers and shows their names, ages, positions, and business backgrounds for the last five years. They serve at our Board’s discretion.

Name	Age	Position(s) Held & Biography

Jonathan W. Trutter	50	Biographical Information for Jonathan W. Trutter is provided above under “Directors-Class III Directors.”

Robert C. Grien	48	President. Mr. Grien has held this position since December 2004. He is a Senior Managing Director of DCM, where he has been employed since 2004. Prior to joining DCM, Mr. Grien co-founded Kelso Mezzanine Fund, L.P., in 2002, and before that he was a Managing Director at Credit Suisse First Boston and Donaldson Lufkin & Jenrette Securities Corporation.

Richard G. Smith	51	Senior Vice President, Chief Financial Officer and Treasurer. Mr. Smith has held these positions since March 1, 2006. He has been Senior Vice President of finance of DCM since January 2006. Prior to joining DCM, he had been employed by JP Morgan Chase & Company, a commercial bank, most recently as Director of Accounting and Financial Reporting, since July 2004, and by Bank One Corporation, a commercial bank, since October 1993. Mr. Smith is a certified public accountant.

Frederick L. White	63	Senior Vice President, General Counsel and Secretary. Mr. White has held these positions since December 2004. He is a Managing Director and General Counsel of DCM. Mr. White joined Deerfield in 2002. From 1989 to 2002, Mr. White was a partner in the law firm of Gardner, Carton & Douglas.

Luke D. Knecht	54	Chief Operating Officer of DCM. Mr. Knecht has held this position since July 2005. Mr. Knecht is also a Senior Managing Director of DCM. He has held this position since June 2006. Mr. Knecht joined DCM in 2002. Prior to joining DCM, Mr. Knecht was an executive at DRCM Global Investors, CSI Asset Management, Inc. and Harris Investment Management, Inc.

John K. Brinckerhoff	48	Director of Portfolio Management of DCM. Mr. Brinckerhoff has held this position since December 2005. Mr. Brinckerhoff is also a Senior Managing Director of DCM. He has held this position since June 2006. Mr. Brinckerhoff joined DCM in 2001. Prior to joining DCM, Mr. Brinckerhoff was an executive at Donaldson Lufkin & Jenrette Securities Corporation and J.P. Morgan Securities Corp.
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16 of the Exchange Act requires our directors, executive officers, and persons beneficially owning more than 10% of our common stock (reporting persons) to file with the SEC, by specified due dates, reports of ownership of our stock and changes in that ownership, as well as reports on SEC Form 3 of their becoming a reporting person whether or not they own any of our stock on that date. They also must furnish us with copies of these reports. We must report in this annual report any failure to file a required report, or a failure timely to file the report. Based solely on our review of the filed reports, or written representations from reporting persons that all reportable transactions were reported, we believe that during the fiscal year ended December 31, 2007 our reporting persons filed all reports they were required to file under Section 16(a), and that they timely filed these reports.
Code of Ethics
     We have adopted a code of ethics as defined in Item 406 of Regulation S-K. The code applies to all of our employees and directors, including our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. This code, which is entitled Code of Business Conduct and Ethics, or the Code of Ethics, is available free of charge on our website at www.deerfieldcapital.com and will be provided free of charge to any stockholder requesting a copy by writing to: Attn: Investor Relations, Deerfield Capital Corp., 6250 North River Road, 9th Floor, Rosemont, Illinois 60018. Any waiver granted by us to our principal executive officer, principal financial officer, principal accounting officer or controller under the Code of Ethics, or certain amendments to the Code of Ethics, will be disclosed on our website at www.deerfieldcapital.com.
Audit Committee and Audit Committee Financial Experts
     We have a separately-designated standing Audit Committee of our Board. The current members of the Audit Committee are Robert B. Machinist, Peter H. Rothschild and Howard Rubin. Our Board has determined that each member of the Audit Committee is independent, as that term is defined under the enhanced independence requirements for audit committee members set forth in applicable SEC rules and in the listing standards of the New York Stock Exchange, or NYSE, and that each of the members of the Audit Committee is financially literate, as that term is interpreted by our Board. The members of the Audit Committee are responsible for, among other things, assisting our Board in fulfilling its responsibilities in connection with our accounting and financial reporting practices and overseeing the qualifications and performance of the independent auditors.
     Our Board has determined that each of Peter H. Rothschild, an independent director and member of the Audit Committee and its chairperson through May 2007, and Robert B. Machinist, an independent director and current chairperson of the Audit Committee, is an “audit committee financial expert” as defined by the SEC.
Item 11. EXECUTIVE COMPENSATION
COMPENSATION DISCUSSION AND ANALYSIS
Overview
     This Compensation Discussion and Analysis describes our compensation objectives, policies and practices. Prior to the completion of the Merger, we did not have any employees. All of our executive officers were employees of our external manager and we did not pay, and were not involved in determining, compensation for any of these individuals. Upon completion of the Merger on December 21, 2007, DCM became our subsidiary and for the first time we now have employees. Consequently, we inherited our executive officers’ existing compensation arrangements and were not involved in the establishment, benchmarking or structuring of those arrangements. On a going forward basis, our Compensation Committee will analyze, structure and establish our executive compensation arrangements based on our philosophies and objectives as described below.
     Before the Merger, the primary functions of our Compensation Committee were to (i) review our director compensation structure and, if appropriate, recommend changes to our Board and (ii) administer our Stock Incentive Plan. Following the Merger, our Board formally amended our Compensation Committee charter to reflect, and provide for, the Compensation Committee’s increased future responsibility, including determining the compensation of our Chief Executive Officer, or CEO, our other officers and our non-officer employees, and to evaluate the performance of our officers.

Compensation Program Philosophy and Objectives
     Our primary objective with respect to compensation will be to provide competitive compensation and benefits that allow us to attract, retain, motivate and reward high quality executive officers, portfolio managers and other employees. Our philosophy reflects a belief that competitive compensation programs will contain three elements: an adequate base salary, an annual cash bonus tied to relevant success measures and a long-term component that offers an ownership-like stake in the longer term success of the company. A basic principle in the design of all compensation programs at the company going forward will be pay-for-performance such that we expect variable portions of compensation to constitute a significant component of each executive’s pay and the aggregate amount of such variable compensation will reflect the achievement of specific corporate objectives and individual performance goals.
     Certain performance elements that we expect to consider in our variable bonus programs are not directly quantifiable and may include factors such as responsiveness to unforeseen situations, creativeness, teamwork and demonstration of other values we believe are critical to our success. Other performance elements we anticipate considering will be subject to direct measurement such as fund performance and increases and decreases in assets under management. In all cases, our compensation programs will be designed to ensure that both qualitative and quantitative measures of performance are closely aligned with the long-term interests of the company and promote the interests of stockholders by focusing senior executives and fund managers on achieving strong and sustainable annual performance.
     In addition to rewarding employees for achieving specific corporate and individual performance goals, our compensation program will be designed to reward the level of responsibility of, and the position undertaken by, our senior executives. As a matter of philosophy, we believe compensation and accountability should generally increase with position and responsibility. As a result, we anticipate that total compensation will be higher for individuals with greater responsibility and greater ability to influence our achievement of targeted results and strategic initiatives. Additionally, we anticipate as position and responsibility increases, a greater portion of the executive officer’s total compensation will be variable pay contingent on the achievement of performance objectives. In the same way, we intend that equity-based compensation will be higher for persons with higher levels of responsibility, making a significant portion of their total compensation dependent on long-term increases in the value of the company.
     Finally, one of our key objectives will be to ensure that the compensation provided to our executive officers remains reasonable and responsible yet competitive relative to the compensation paid to similarly situated executives at comparable companies. We recognize that the nature of our industry makes all firms such as ours vulnerable to the defection of management talent if we do not offer competitive compensation programs. Ownership structures for fund management companies vary widely and, consequently, we believe it is essential that our overall compensation levels be sufficiently competitive to attract successful leaders and portfolio managers to apply their talents in a public company environment. At the same time, we intend to design our executive compensation programs to reflect the fact that we are ultimately accountable to our stockholders for the growth and competitive profitability of the business.
Process for Evaluating and Establishing Executive Compensation
     Following the Merger, our Compensation Committee engaged a consulting firm that specializes in management and employee benefit and compensation programs and designs both annual and long term incentive plans. We anticipate continuing to work with compensation consultants to assist us in determining and structuring competitive executive compensation levels and programs that are aligned with our compensation philosophy and objectives. Our Compensation Committee may also engage additional consultants and other professionals to, if and as applicable, negotiate employment agreements with our executive officers, develop our time- and performance-based incentive compensation programs and structure our director compensation program.

The Role of the Compensation Committee
     Our Compensation Committee will oversee all compensation evaluations and decisions related to our named executive officers. It will also review the appropriateness of the financial measures used in all incentive plans and the degree of difficulty in achieving specific performance targets. Our Compensation Committee plans to engage in an active dialogue with our CEO concerning strategic objectives and performance targets and also plans to use consultants to collect information regarding competitive practices and to help devise and administer fair and equitable compensation programs on a going forward basis.
     Together with the performance objectives, our Compensation Committee expects to establish compensation levels for all our executive officers. As a general proposition, the Compensation Committee will attempt to determine the overall best mix of fixed and incentive compensation for each position. In making this determination, the Compensation Committee will be guided by the compensation philosophy described herein, historical compensation levels, the relative compensation levels among our executive officers and the competitive pay practices at other companies using third-party compensation studies. The Compensation Committee may also consider industry conditions, corporate performance versus a peer group of companies and the overall effectiveness of our compensation program in achieving desired performance levels.
The Role of Executive Officers in Compensation Decisions
     We anticipate that our CEO will play a significant role in the compensation-setting process. We expect that our CEO will be responsible for evaluating the performance of our executive officers on an annual basis. These evaluations will be used to determine their bonuses for the prior fiscal year, to establish the individual and corporate performance objectives for each executive for the current fiscal year, to set their base salaries for the next fiscal year, to determine the portion of total compensation that will be contingent or performance-based pay, and to consider and approve any grants of equity or equity-like incentive compensation. Based on our CEO’s review and evaluation, we anticipate that he will make compensation recommendations to the Compensation Committee, including recommendations for performance targets and objectives, salary adjustments, bonus levels, and long-term equity-based incentive awards. In performing these responsibilities, we expect that our CEO will meet with and carefully consider the opinion of senior executives prior to making final assessments about performance within the senior management group. Final decisions with respect to total compensation of our executive officers will reside with our Compensation Committee.
Benchmarking
     Although competitive information, or benchmarking, is extremely useful in our industry, we do not believe that it will be appropriate to establish compensation levels primarily based on benchmarking. While we recognize that our compensation practices must be competitive in the marketplace, such marketplace information is only one of the many factors that we will consider in assessing the reasonableness of compensation. When we consider the total compensation packages of our named executive officers, our CEO and Compensation Committee may consider many factors, including the existence of employment agreements, historical compensation, market conditions, consultant studies and internal priorities to ensure that the compensation we award is appropriate to our circumstances and competitive in the marketplace.
Elements of Executive Compensation
     Base Salary
     We intend to provide our executive officers with a base salary designed to provide each executive with regular income that we consider appropriate in light of the executive’s qualifications, experience and industry knowledge, the quality and effectiveness of their leadership at our company, the scope of their responsibilities, the goals and objectives established for the executive, the executive’s past performance and future potential, the base salary paid to officers in comparable positions at companies considered as competitors, internal pay equity, the tax deductibility of base salary and their total compensation arrangement. We do not expect to apply any specific weighting to these factors.
     Annual Cash Bonus Plan
     We intend to give our executive officers an opportunity to obtain annual cash bonuses under an incentive bonus plan for achievement of specified performance objectives with a time horizon of one year or less. We plan to make awards from an established bonus pool. Our Compensation Committee will determine the total size of our bonus pool by taking into account our qualitative and financial performance. We expect that our CEO will make recommendations as to the size of an award to any particular executive officer, other than himself, by considering each individual’s performance as measured against market benchmarks, pre-set performance targets and objectives and his or her individual impact on our overall performance. The formal structure of the plan will be developed under the supervision of our Compensation Committee.
     Equity-Based Compensation Arrangements
     Although we had not made equity grants to individual employees in the past, on April 18, 2008, we granted performance shares, or Performance Shares, to certain of DCM’s employees as partial payment of their 2007 bonus. The Performance Shares represent the right to receive shares of our common stock on March 3, 2011, subject to forfeiture and acceleration upon specified events. As of April 25, 2008, 2,097,301 shares of our common stock were reserved for issuance in connection with the Performance Shares. Going forward, we plan to structure individual equity-based compensation arrangements that align the long term interests of our executives with the interests of our stockholders. For this reason, we sought and, in March 2008, received stockholder approval to amend and restate our Stock Incentive Plan to increase the number of shares available under the plan and otherwise increase our flexibility in this regard. We expect to work with consultants to develop the criteria that we will use in structuring our equity-based compensation arrangements.
     Severance and Change-in-Control Arrangements
     Except as may be contained in the employment agreements of individual employees, we do not at present have any severance or change-in-control arrangements with employees. We expect that the adoption of any such arrangement or the incorporation of any such provisions in future agreements will be approved by the Compensation Committee. Severance or change-in-control provisions will in general only be approved in those cases where the Compensation Committee believes the benefits of such arrangements, including attracting or retaining key employees, outweigh the costs. The grant agreements with respect to the Performance Shares will include provisions that will either accelerate the distribution of the underlying common stock or require cash distributions in lieu of common stock upon the occurrence of certain changes-in-control.
     Additional Benefits
     Our executive officers will participate in other employee benefit plans generally available to all employees on the same terms, such as medical, dental, life, disability insurance programs and a 401(k) plan. We do not intend to provide our named executive officers with significant perquisites or similar personal benefits.

COMPENSATION COMMITTEE MATTERS
Compensation Committee Interlocks and Insider Participation
     The Compensation Committee currently consists of Peter W. May, Peter H. Rothschild, Robert E. Fischer and Robert B. Machinist. No member of the Committee was an employee of our company during the last fiscal year or an officer of our company during any prior period. Our Board has determined that each member of our Compensation Committee is independent as defined in the NYSE listing standards. During 2007, no interlocking relationship existed between any member of our Board of directors or any member of the compensation committee of any other company.
Compensation Committee Report
     The Compensation Committee has reviewed and discussed the “Compensation Discussion and Analysis” section of this annual report with management and, based on such review and discussions, the Committee recommended that it be included in this annual report.
     Respectfully submitted,
Peter W. May (Chairman)
Peter H. Rothschild
Robert E. Fischer
Robert B. Machinist
April 29, 2008
     The foregoing report shall not be deemed incorporated by reference by any general statement incorporating by reference this annual report into any filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934, except to the extent we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such acts.

Summary Compensation Table for Fiscal Year 2007
     Prior to the completion of the Merger on December 21, 2007, we were externally managed and did not employ any executive officers or other personnel. As a result of the Merger, DCM became our indirect wholly owned subsidiary and its employees became our employees. We paid salaries to our executive officers from December 22, 2007 through the fiscal year end at the same level as was paid by DCM, their previous employer. In addition, we paid our executive officers bonuses for the entire 2007 fiscal year as contemplated in the merger agreement.
     The following Summary Compensation Table discloses the compensation information for each of our named executive officers for the fiscal year 2007:

Name and
Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Total ($)
Jonathan W. Trutter	2007	$12,329	$1,525,000	$1,537,329
Chief Executive Officer
Robert C. Grien	2007	$10,959	$1,125,001	$1,135,960
President
Richard G. Smith	2007	$5,753	$115,000	$120,753
Chief Financial Officer
Frederick L. White	2007	$8,219	$100,000	$108,219
General Counsel and Secretary
Luke D. Knecht	2007	$10,959	$375,000	$385,959
Chief Operating Officer of DCM
John K. Brinckerhoff	2007	$8,493	$300,000	$308,493
Director of Portfolio Management of DCM

(1)	Includes the salary earned by these named executive officers after completion of the Merger on December 21, 2007.

(2)	Includes the entire bonus paid to the named executive officers in fiscal year 2007. The bonus amount earned by most of our named executive officers consists of both cash and Performance Shares. Mr. Trutter’s bonus consists of $687,500 in cash and $837,500 in Performance Shares. Mr. Grien’s bonus consists of $600,001 in cash and $525,000 in Performance Shares. Mr. Smith’s bonus consists of $71,250 in cash and $43,750 in Performance Shares. Mr. White’s bonus consists of $50,000 in cash and $50,000 in Performance Shares. Mr. Knecht’s bonus consists of $375,000 in cash. Mr. Brinckerhoff’s bonus consists of $179,500 in cash and $120,500 in Performance Shares.
Grants of Plan-Based Awards(1)

			All Other Stock
		Date of	Awards:
		Compensation	Number of	Grant Date
		Committee	Shares of	Fair Value of
		Approval of	Stocks or Units	Stock Awards
Name	Grant Date(2)	Grant	(#)(3)	(4)
Jonathan W. Trutter	April 18, 2008	February 7, 2008	477,671	$635,302
Chief Executive Officer
Robert C. Grien	April 18, 2008	February 7, 2008	299,435	$398,249
President
Richard G. Smith	April 18, 2008	February 7, 2008	24,953	$33,187
Chief Financial Officer
Frederick L. White	April 18, 2008	February 7, 2008	28,518	$37,929
General Counsel and Secretary
John K. Brinckerhoff	April 18, 2008	February 7, 2008	68,728	$91,408
Director of Portfolio Management of DCM

(1)	This table reflects certain bonus amounts earned by our named executive officers in fiscal year 2007 and granted in the form of Performance Shares in 2008.

(2)	The grant date is the date our Board adopted resolutions amending the Stock Incentive Plan to permit the grant of the Performance Shares, which grant had been previously approved by our Compensation Committee.

(3)	Performance Shares were awarded to the named executive officers pursuant to our Stock Incentive Plan as partial payment of their respective 2007 bonuses, which would otherwise be payable in cash. Each Performance Share awarded represents the right to receive one share of our common stock on March 3, 2011, subject to forfeiture or acceleration upon specified conditions. The number of Performances Shares granted is subject to adjustment for dividends or other distributions paid between March 3, 2008 and March 3, 2011 and may also be adjusted, as determined by our Board, in connection with any stock dividends, stock split-ups, subdivisions or consolidations of shares (including reverse stock splits) or similar changes in our capitalization.

(4)	The grant date used for calculating the Grant Date Fair Value of Stock Awards is March 10, 2008, as determined pursuant to FAS 123R.
Compensation of Our Non-Employee Directors
     The table below describes the compensation earned by our directors in 2007. We compensated only those directors who are independent directors under the NYSE listing standards. Our processes and procedures for considering and determining the amount of compensation we pay our independent directors consist of an annual review of director compensation by our Compensation Committee, based on factors such as our existing compensation structure, the compensation paid by comparable companies, the amount of time expected to be devoted by our independent directors to our matters, and the complexity of those matters. Pursuant to its charter, the Compensation Committee recommends to the Board the compensation for the current year, and the Board makes a determination. The charter permits the Compensation Committee to delegate the consideration of director compensation to one or more subcommittees of the Compensation Committee, but to date, the Committee has not done so.
Director Compensation in 2007(1)

	Fees Earned or
Name	Paid in Cash(2)(3)	Stock Awards(4)	Total
Peter H. Rothschild(5)	$336,345	$83,232	$419,577
Robert B. Machinist(6)	$282,099	$41,250	$323,349
Howard Rubin	$252,500	$41,250	$293,750
Robert E. Fischer(7)	$267,000	$41,250	$308,250

(1)	No director compensation was earned by Peter W. May, Gregory H. Sachs, Jonathan W. Trutter or Nelson Peltz in 2007. Mr. Peltz resigned from the Board on December 17, 2007, and Mr. Sachs resigned from the Board on March 10, 2008.

(2)	In 2007, each independent director earned a cash retainer of $65,000, a fee of $1,500 for each Board meeting attended (in person or by telephone) and a fee of $1,000 for each committee meeting attended (in person or by telephone) on a date that a Board meeting was not held. Under our policy, the $1,000 committee meeting fee is also earned on a date that a Board meeting is held if the additional preparation time for the committee meeting is significant. We also reimburse our independent directors for their travel expenses in attending Board and committee meetings. Each independent director’s total 2007 compensation consisted of the committee fees and stock awards described herein and the cash retainers described in footnotes (5) to (7) below. The table above includes fees earned in 2007 regardless of whether those fees were actually paid in 2007.

(3)	In March 2007, we established a Special Committee of the Board to consider matters relating to the purchase of DCM and we paid each committee member a fee of $15,000 per month, effective mid-February 2007, or $157,500 in the aggregate for 2007.

(4)	In January 2007, we granted each independent director 2,500 shares of our common stock. The share grant was vested on the date of the grant. The closing price on the NYSE of our common stock on the grant date was $16.50 per share. For his services as Interim Chairman of the Board, on December 13, 2007, we granted Peter H. Rothschild 3,644 shares of our common stock as of December 13, 2007 and 2,000 shares of our common stock as of December 31, 2007. The closing price of our common stock on the NYSE was $7.13 on December 13, 2007 and $8.00 on December 31, 2007, for awards of $25,982 and $16,000, respectively. In each case, the share grant was vested on the date of the grant.

(5)	In 2007, Mr. Rothschild, as our Interim Chairman from April 19, 2007 through fiscal year end, earned an additional cash retainer of $56,444. Additionally, in 2007, Mr. Rothschild, as the chairperson of our Compensation Committee from May 22, 2007 to fiscal year end, earned an additional cash retainer of $9,148, as the chairperson of our Audit Committee from January 1 to May 21, 2007, earned an additional cash retainer of $9,753. The total cash retainer earned by Mr. Rothschild in 2007 was $140,345.

(6)	In 2007, Mr. Machinist, as the chairperson of our Audit Committee from May 22, 2007 to fiscal year end, earned an additional cash retainer of $15,247, and as the chairperson of our Compensation Committee from January 1 to May 21, 2007, earned an additional cash retainer of $5,852, for a total 2007 cash retainer of $86,099.

(7)	In 2007, Mr. Fischer, as the chairperson of our Nominating & Corporate Governance Committee, earned an additional cash retainer of $15,000, for a total 2007 cash retainer of $80,000.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Persons That Beneficially Own More Than 5% of Our Voting Securities
     The following table shows, as of April 25, 2008, the persons that are known to us to be the beneficial owners of more than 5% of our common stock, which is the only class of voting stock we have issued. Each share of our common stock is entitled to one vote. As of April 25, 2008, there were 66,758,356 shares of our common stock outstanding. The table is based on information available to us, including stockholder filings with the SEC under Section 13 of the Exchange Act.

	Number of Shares
	of Common Stock
	Beneficially	Percentage of
Name and Address of Beneficial Owner	Owned	Common Stock
Robert C. Dart, Robert C. Dart	12,208,400	18.3%
Residual Trust, Rushmore Investments Ltd., Copper Mountain Investments Limited, William A. Dart, Claire T. Dart, and the William and Claire Dart Foundation (collectively, the Dart Entities) (1), 500 Hogsback Road, Mason, Michigan 48854

(1)	Based on a Schedule 13D filed August 16, 2007, by each Dart Entity, the Dart Entities disclaim membership in a group, and certain of the Dart Entities disclaim beneficial ownership of our shares held by certain other Dart Entities. (Specifically, Rushmore, Copper Mountain and the Dart Foundation disclaim such ownership of the shares held by the other Dart Entities, Robert Dart disclaims such ownership of the shares held by Copper Mountain and the Dart Foundation, and the Robert Dart Residual Trust, William A. Dart and Claire T. Dart disclaim such ownership of the shares held by Rushmore and the Dart Foundation.) The Schedule 13D provides details as to the voting and investment power of each Dart Entity, and the right of each Dart Entity to acquire our shares within 60 days.

Ownership of Our Stock by Our Directors and Executive Officers
     The following table below shows, as of April 25, 2008, the beneficial ownership of our common stock by our directors and executive officers. None of the shares listed below has been pledged as security except as specifically described in the footnotes to this table and none of the directors or executive officers has the right to acquire beneficial ownership of any additional shares within 60 days after April 25, 2008. Unless indicated otherwise in the footnotes, the address of each individual listed in the table is c/o Deerfield Capital Corp., 6250 N. River Road, 9th Floor, Rosemont, Illinois 60018.

	Amount and Nature
	of Beneficial	Percentage of
	Ownership of Common	Common
Name of Beneficial Owner	Stock	Stock(1)

Robert E. Fischer(2)	11,458	*

Robert B. Machinist(2)	8,000	*

Peter W. May(3)	1,236,187	1.9%

Peter H. Rothschild(2) (4)	16,977	*

Howard Rubin	58,000	*

Jonathan W. Trutter	259,632	*

Robert C. Grien	66,960	*

Richard G. Smith	10,000	*

Frederick L. White	2,921	*

Luke D. Knecht(5)	19,961	*

John K. Brinckerhoff(6)	103,683	*

All directors and executive officers as a group (11 persons) (2)	1,793,779	2.7%

*	Less than 1%.

(1)	Based on 66,758,356 shares of our common stock outstanding as of April 25, 2008. Does not include 5,695,234 shares of common stock available for future issuance under our Amended and Restated Stock Incentive Plan, or our Stock Incentive Plan. As of April 25, 2008, 2,097,301 of those available shares are reserved for future issuance in connection with the Performance Shares granted to DCM employees on April 18, 2008.

(2)	Includes 3,000 shares of stock granted to each of our independent directors in May 2005 under our Stock Incentive Plan and 2,500 shares of stock granted to each of our independent directors on each of May 2006 and May 2007 under that plan.

(3)	Includes 21,560 shares of our common stock held in the name of May Foundation. Mr. May disclaims beneficial ownership of these shares.

(4)	Includes 5,644 shares of our common stock granted to Mr. Rothschild in December 2007 under our Stock Incentive Plan for his services as our Interim Chairman. Includes 3,333 of our shares owned by Daroth Investors LLC, of which Mr. Rothschild is a member. Accordingly, he may be deemed to beneficially own shares owned by Daroth. Mr. Rothschild disclaims beneficial ownership of these shares.

(5)	Includes shares held jointly with spouse.

(7)	Includes 80 shares of our common stock held in the name of an adult child residing in Mr. Brinckerhoff’s household and 79,704 shares of our common stock held in the name of the John K. Brinckerhoff and Laura R. Brinckerhoff Revocable Trust. Mr. Brinckerhoff disclaims beneficial ownership of the shares held in the name of the adult child.
Equity Compensation Plan Information
     The following table sets forth certain information, as of December 31, 2007, regarding our equity compensation plans:
(in thousands, except exercise price amounts):

Number of
securities
available for
	Number of		future issuance
	securities to be		under equity
	issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in column
	and rights	and rights	(a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	—	—	2,288,466

Equity compensation plans not approved by security holders	—	—	—

Total	—	—	2,288,466
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Transactions With Related Persons
     In 2007, we entered into certain transactions, summarized below, that exceeded $120,000 in amount and in which our related persons—in general, our directors, officers and their immediate family members—had or would have a direct or indirect material interest.
     Each of the related person transactions was with DCM, which managed our investment portfolio and other operations, pursuant to our prior management agreement with DCM. Two of our former directors—Nelson Peltz and Gregory H. Sachs, and two current directors, Jonathan W. Trutter and Peter W. May—have or had various relationships with DCM, as summarized below, which could cause them to have an indirect material interest in our transactions with DCM. Because these relationships existed at the time we entered into the prior management agreement with DCM (December 2004), the agreement was negotiated between related persons, and its terms, including fees payable to DCM, may not have been as favorable to us as if they had had been negotiated with an unaffiliated third party.
Related Party Transactions
•	Nelson Peltz, who was a director from December 2004 until December 2007 and also the chairman of the Board from December 2004 until April 2007, is also a director and the chairman of the board of Triarc, and from April 1993 to June 2007 was also the chief executive officer of Triarc, which owned a controlling interest in Deerfield prior to the

Merger. From July 2004 to December 2007, Mr. Peltz was also a director of Deerfield and DCM.
•	Peter W. May, a director since December 2007, is also a director and the vice-chairman of the board of Triarc, and from April 1993 to June 2007 was also the president and chief operating officer of Triarc, which owned a controlling interest in Deerfield prior to the Merger. From July 2004 to December 2007, Mr. May was also a director of Deerfield and DCM.

•	Gregory H. Sachs, who was a director from December 2004 until March 2008, was also a director and the chairman and chief executive officer of Deerfield and DCM until December 2007 and from August 2004 to June 2007 was a director of Triarc.

•	Jonathan W. Trutter, a director and our chief executive officer, is also the chief investment officer and a senior managing director of DCM, positions he held with DCM both before and after the Merger, and has been the chief executive officer of Deerfield and DCM since December 2007.

•	Robert C. Grien, our president, is also a senior managing director of DCM, a position he held with DCM both before and after the Merger.

•	Richard G. Smith, our chief financial officer, is also senior vice president of finance of DCM, a position he held with DCM both before and after the Merger.

•	Frederick L. White, our senior vice president, general counsel and corporate secretary, is also a managing director and the general counsel of DCM, and is the general counsel and assistant secretary of Deerfield. Mr. White held his positions with Deerfield and DCM both before and after the Merger.
     In addition, the following of our directors and executive officers were beneficial owners of membership interests in Deerfield prior to the Merger as described below:
•	Mr. Peltz, who was a director from December 2004 until December 2007 and also the chairman of our Board from December 2004 until April 2007, is also a director, the chairman of the board and the beneficial owner of approximately 34% of the total voting power of Triarc, which held approximately 64% of the outstanding capital interests, at least 52% of the profits interests and approximately 94% of the voting interests in Deerfield. Mr. Peltz is also the holder of approximately 5.1% of the profits interests in Triarc Deerfield Holdings, LLC (the subsidiary of Triarc that was the direct holder of Triarc’s interest in Deerfield).

•	Mr. May is also a director, the vice-chairman of the board and the beneficial owner of approximately 34% of the total voting power of Triarc, which held approximately 64% of the outstanding capital interests, at least 52% of the profits interests and approximately 94% of the voting interests in Deerfield. Mr. May is also the holder of approximately 1.9% of the profits interests in Triarc Deerfield Holdings, LLC (the subsidiary of Triarc that was the direct holder of Triarc’s interest in Deerfield).

•	Mr. Sachs was the beneficial owner of approximately 26% of the outstanding capital interests and 25% of the profits interests in Deerfield.

•	Mr. Trutter was the beneficial owner of approximately 2.6% of the profits interests in Deerfield.

•	Mr. White was the beneficial owner of 0.10% of the profits interests in Deerfield.

•	Luke D. Knecht, DCM’s Chief Operating Officer, was the beneficial owner of 0.25% of the profits interests in Deerfield.

•	John K. Brinckerhoff, DCM’s Director of Portfolio Management, was the beneficial owner of 0.75% of the profits interests in Deerfield.

•	In addition, Mr. Grien holds 20,418 shares of DFR restricted stock that became vested and transferable upon Mr. Sachs’ resignation from the board of directors of DCM.
Furthermore, our related person transactions for 2007 were as follows:
•	For 2007, DCM earned, pursuant to our prior management agreement with it, management fees of $12,140,994, incentive fees of $2,184,798 and expense reimbursements of $1,056,005.

•	Our Audit Committee approved our hiring of DCM as our internal audit service provider (or internal auditor). DCM’s main function as our internal auditor is to evaluate and report to the Committee on the adequacy of our internal controls for financial reporting. For 2007, DCM earned $153,542 in fees for its internal auditor services.
Management Agreement with DCM
     From December 23, 2004 through December 21, 2007, we were party to a management agreement with DCM, which we refer to as the prior management agreement, that provided for DCM’s day-to-day management of our operations. That agreement required DCM to manage our business affairs in conformity with the policies and the investment guidelines that were approved and monitored by our Board. DCM’s role as manager was under the supervision and direction of our Board.
     Under the prior management agreement, we paid DCM a monthly base management fee of 1/12 of our equity times 1.75% and quarterly incentive compensation equal to the product of: (a) 25% of the dollar amount by which (i) our net income before non-cash equity compensation expense and incentive compensation, for the quarter per common share exceeds (ii) an amount equal to (A) the weighted average of the price per share of the common stock in our December 2004 private offering and our June 2005 initial public offering, and the prices per common share in any subsequent offerings by us, in each case at the time of issuance thereof, multiplied by (B) the greater of (1) 2.00% and (2) 0.50% plus one-fourth of the 10-year Treasury Rate for such quarter, multiplied by (b) the weighted average number of common shares outstanding during the quarter. This calculation was adjusted to exclude one-time events pursuant to changes in GAAP, as well as non-cash charges after discussion between DCM and our independent directors and approval by a majority of our independent directors in the case of non-cash charges. Fifteen percent of any such quarterly incentive compensation was to be paid in the form of our shares, based on a value per share determined by taking the average of the closing prices of the stock on the NYSE during the 30 days preceding the third day before the date on which the incentive compensation shares were issued.
     In connection with the Merger, we terminated the prior management agreement and entered into a new management agreement with DCM pursuant to which DCM continues to provide all of the services it provided before the Merger.
Our Controls for Approving Related Person Transactions
     From our inception through December 21, 2007, we were entirely dependent upon DCM for our day-to-day management. At the time of the Merger, our officers were employees, officers or directors of DCM and two of our directors and all of the members of our Investment Committee were directors or officers of DCM or Triarc. As a result of these and other conflicts of interest, we formed the Special Committee of our Board, or the Special Committee, comprised solely of directors who had no material financial interest in the Merger that differed from that of our stockholders, to evaluate the Merger. Based on the unanimous recommendation of the Special Committee, our Board determined that the Merger was advisable and in the best interests of us and our stockholders. The members of our Board with a material financial interest in the Merger that differed from that of our stockholders abstained from voting to approve the Merger. We dissolved the Special Committee in March 2008.

     Our policies and procedures for determining whether to approve transactions with our related persons consist of various conflict of interest provisions in our Code of Business Conduct and Ethics. Our Code of Business Conduct and Ethics generally prohibits our officers and directors from taking actions that may conflict with their duties to us as officers or directors.
Director Independence
     Our Board has determined that the following members of the Board are independent as that term is defined in our Corporate Governance Guidelines and the general independence standards of the NYSE:

Name	Class
Peter H. Rothschild	I (term expires 2008)
Robert E. Fischer	I (term expires 2008)
Peter W. May	I (term expires 2008)
Howard Rubin	II (term expires 2009)
Robert B. Machinist	III (term expires 2010)
     These five independent directors constitute a majority of our Board and are the only members of our three standing Board committees (the Audit, Compensation and Nominating & Corporate Governance committees). The Board has also determined that the five independent directors have no material relationships with us that would prevent them from qualifying as independent under the NYSE listing standards.
     Our Corporate Governance Guidelines also set forth our policies regarding the qualifications of directors, the identification of candidates for Board positions, the responsibilities of directors, the committees of the Board, director access to our officers, director orientation and continuing education, director annual performance evaluation and director compensation. A current copy of our Corporate Governance Guidelines is available on our website at www.deerfieldcapital.com, under the section entitled “Deerfield Capital Corp.—Stockholder Info—Corporate Governance.” The information on our website is not incorporated in this annual report.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
     Deloitte & Touche LLP, or Deloitte, served as our independent registered public accounting firm for our 2006 and 2007 fiscal years. The following table sets forth the services and fees we paid to Deloitte for each of the last two fiscal years.

Fee	Year	Amount	Description of Services

Audit	2006	$639,380	Audit of our 2006 financial statements, and the review of our financial statements in our Form 10-Q reports including an assessment of the effectiveness of our internal controls over financial reporting.

	2007	$1,092,656	Audit of our 2007 financial statements, and the review of our financial statements in our Form 10-Q reports including an assessment of the effectiveness of our internal controls over financial reporting.

Audit Related	2006	$—

	2007	$91,529	Accounting consultations and audits in connection with the Merger.

Tax	2006	$213,495	Preparing our 2006 federal and state income tax returns, other compliance reporting, calculation of taxable income on certain of our investments, and review of our 2006 taxable income and REIT qualification test calculations.

	2007	$494,925	Preparing our 2007 federal and state income tax returns, other compliance reporting, consultation and discussion on tax-related issues, preparation of transfer pricing report, calculation of taxable income on certain of our investments, and review of our 2007 taxable income and REIT qualification test calculations.

All Other	2006	$46,988	Services relating to certain agreed upon procedures in connection with a revolving warehouse facility.

	2007	$28,450	Services relating to certain agreed upon procedures in connection with a revolving warehouse facility.

Approval of the Independent Registered Public Accounting Firm’s Services
     Our Audit Committee has adopted policies and procedures for pre-approving all audit and non-audit services provided to us by our independent registered public accounting firm and its affiliates. These policies require the specific pre-approval of any such services that have not received the Committee’s general pre-approval, or that have exceeded the Committee’s pre-approved fee levels. These procedures include monitoring the independent registered public accounting firm’s services to determine if they comply with the pre-approval policies, and the independent registered public accounting firm’s submission of a statement to the Committee that any services it performs that require separate pre-approval comply with the SEC’s rules on auditor independence.
     The Committee pre-approved 100% of the non-audit fees in the table above. The fees that were not pre-approved were approximately $10,000 in 2006 for tax related services in connection with the preparation of several state tax returns for our equity investment in a portfolio company. Those fees were approved by the Committee in January 2007 after the services were performed but prior to payment to Deloitte.

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

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed, on April 29, 2008 by the following persons on behalf of the registrant and in the capacities indicated.

Deerfield Capital Corp. (Registrant)
By:	/s/ Jonathan W. Trutter
Jonathan W. Trutter
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Richard G. Smith
Richard G. Smith
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

* Peter H. Rothschild	Interim Chairman and Director	April 29, 2008

* Peter W. May	Director	April 29, 2008

* Jonathan W. Trutter	Director	April 29, 2008

* Robert E. Fischer	Director	April 29, 2008

* Robert B. Machinist	Director	April 29, 2008

* Howard Rubin	Director	April 29, 2008
* By: /s/ Frederick L. White
   Frederick L. White
   Attorney-in-fact