Form 10-Q
period 2008-03-31
Deerfield Capital Corp.
filed 2008-05-12
CIK 1313918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☑
There were 66,693,418 shares of the registrant’s Common Stock outstanding as of May 8, 2008.

DEERFIELD CAPITAL CORP.
2008 QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2008
INDEX

		Page
Part I.	Financial Information

Item 1.	Condensed Consolidated Financial Statements and Notes (Unaudited)

	Condensed Consolidated Balance Sheets — March 31, 2008 and December 31, 2007	5

	Condensed Consolidated Statements of Operations — Three Months Ended March 31, 2008 and 2007	6

	Condensed Consolidated Statement of Stockholders’ Equity — Three Months Ended March 31, 2008	7

	Condensed Consolidated Statements of Cash Flows — Three Months Ended March 31, 2008 and 2007	8

	Notes to Condensed Consolidated Financial Statements	10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	64

Item 4.	Controls and Procedures	67

Part II.	Other Information

Item 1A.	Risk Factors	67

Item 4.	Submission of Matters to a Vote of Security Holders	69

Item 6.	Exhibits	69

Signatures		70
EX-10.1 SUPPLEMENTAL INDENTURE
EX-10.2 SUPPLEMENTAL INDENTURE
EX-10.3 SUPPLEMENTAL INDENTURE
EX-10.4 FORBEARANCE AGREEMENT
EX-10.5 OMNIBUS AMENDMENT NO. 1 TO SALE AND SERVICING AGREEMENT
EX-10.6 AMENDMENT NO. 1, TO THE NOTE PURHCASE AGREEMENT
EX-10.7 AMENDMENT NO. 1 TO THE NOTE PURCHASE AGREEMENT
EX-31.1 SECTION 302 CERTIFICATION OF PEO
EX-31.2 SECTION 302 CERTIFICATION OF PFO
EX-32.1 SECTION 906 CERTIFICATION OF PEO AND PFO

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
     Certain statements in this Quarterly Report on Form 10-Q Report and the information incorporated by reference into this Quarterly Report are forward-looking as permitted by the Private Securities Litigation Reform Act of 1995. These include statements as to such things as future capital expenditures, growth, business strategy, market conditions and the benefits of the acquisition of Deerfield & Company LLC (the “Merger”), including future financial and operating results, cost savings, enhanced revenues, segment growth and the accretion/dilution to reported earnings that may be realized from the Merger as well as other statements of expectations regarding the effect of the changes in our business strategy, the Merger, our ability to maintain our qualification as a real estate investment trust (“REIT”) and any other statements regarding future results or expectations. Forward-looking statements can be identified by forward looking language, including words such as “believes,” “anticipates,” “expects,” “estimates,” “intends,” “may,” “plans,” “projects,” “will” and similar expressions, or the negative of these words. Such forward-looking statements are based on facts and conditions as they exist at the time such statements are made. Forward-looking statements are also based on predictions as to future facts and conditions the accurate prediction of which may be difficult and involve the assessment of events beyond our control. The forward-looking statements are further based on various operating assumptions. Caution must be exercised in relying on forward-looking statements. Due to known and unknown risks, actual results may differ materially from expectations or projections. We do not undertake any obligation to update any forward-looking statement, whether written or oral, relating to matters discussed in this report, except as may be required by applicable securities laws.

     All future written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referenced above. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect us. We assume no obligation to update any forward-looking statements after the date of filing of this Quarterly Report on Form 10-Q as a result of new information, future events or developments, except as required by federal securities laws. In addition, it is our policy generally not to make any specific projections as to future earnings, and we do not endorse any projections regarding future performance that may be made by third parties. You should carefully consider the factors referenced in this Quarterly Report on Form 10-Q, including those set forth under the sections captioned “Part I — Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II — Item 1A. Risk Factors” as well as the Annual Report on Form 10-K, as amended, including those set forth under the sections captioned “ Part I — Item 1A. Risk Factors” and “Part II — Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations” as such factors that, among others, could cause actual results to vary from our forward-looking statements.
     The following factors, among others, could cause actual results to differ materially from those described in the forward-looking statements:
Relating to our business generally:
•	Actual financial results may be different than any projections or estimates;

•	effects of the current dislocation in the subprime mortgage sector and the weakness in the mortgage market and credit markets generally;

•	rapid changes in market value of residential mortgage-backed securities (“RMBS”) and other assets, making it difficult for us to maintain our REIT qualification or our current or any alternative exemption from the Investment Company Act of 1940, as amended (the “1940 Act”);

•	failure to comply with covenants contained in the agreements governing our indebtedness;

•	limitations and restrictions contained in instruments and agreements governing our indebtedness;

•	ability to maintain adequate liquidity, including ability to raise additional capital and secure additional financing;

•	changes in the general economy or debt markets in which we invest;

•	increases in borrowing costs relative to interest received on assets;

•	the costs and effects of the current Securities and Exchange Commission (“SEC”) investigation into certain mortgage securities trading procedures in connection with which the SEC has requested information from Deerfield Capital Corp. (“DFR”) and Deerfield Capital Management LLC (“DCM”) regarding certain of our mortgage securities trades;

•	changes in investment strategy;

•	ability to continue to issue collateralized debt obligation (“CDO”) vehicles, which can provide us with attractive financing for debt securities investments;

•	effects of CDO financings on cash flows;

•	loss of key personnel, most of whom are not bound by employment agreements;

•	adverse changes in accounting principles, tax law, or legal/regulatory requirements;

•	changes in REIT qualification requirements, making it difficult for us to conduct our investment strategy, and failure to maintain our qualification as a REIT;

•	failure to comply with applicable laws and regulations;

•	liability resulting from actual or potential future litigation;

•	the costs, uncertainties and other effects of legal and administrative proceedings;

•	the impact of competition; and

•	actions of domestic and foreign governments and the effect of war or terrorist activity.
Relating to the Principal Investing segment:
•	impact of changes in our strategy surrounding the composition of its investment portfolio;

•	widening of mortgage spreads relative to swaps or treasuries leading to a decrease in the value of our mortgage portfolio resulting in higher counterparty margin calls and decreased liquidity;

•	effects of leverage and indebtedness on portfolio performance;

•	effects of defaults or terminations under repurchase transactions, interest rate swaps and long-term debt obligations;

•	higher or lower than expected prepayment rates on the mortgages underlying our RMBS portfolio;

•	illiquid nature of certain of the assets in the investment portfolio;

•	increased rates of default on our investment portfolio (which risk rises as the portfolio seasons) and decreased recovery rates on defaulted loans;

•	our inability to obtain favorable interest rates, margin or other terms on the financing that is needed to leverage our RMBS and other positions;

•	flattening or inversion of the yield curve (short term interest rates increasing at a greater rate than longer term rates), reducing our net interest income on its financed mortgage securities positions;

•	our inability to adequately hedge our holdings sensitive to changes in interest rates;

•	narrowing of credit spreads, thus decreasing our net interest income on future credit investments (such as bank loans);

•	concentration of investment portfolio in adjustable-rate RMBS;

•	effects of investing in equity and mezzanine securities of CDOs; and

•	effects of investing in the debt of middle market companies.
Relating to the Investment Management segment:
•	significant reductions in assets under management (“AUM”), which would reduce our investment advisory fee revenue, due to such factors as weak investment performance, substantial illiquidity or price volatility in the fixed income instruments in which we trade, loss of key portfolio management or other personnel (or lack of availability of additional key personnel if needed for expansion), reduced investor demand for the types of investment products that we offer or loss of investor confidence due to weak investment performance, volatility of returns and adverse publicity;

•	significant reductions in our AUM resulting from redemption of investment fund investments by investors therein or withdrawal of money from separately managed accounts;

•	significant reductions in investment advisory fees and/or AUM resulting from the failure to satisfy certain structural protections and/or the triggering of events of default contained in the indentures governing the CDOs;

•	non-renewal or early termination of investment management agreements or removal of DCM as investment manager pursuant to the terms of such investment management agreements;

•	pricing pressure on the fees that we can charge for our investment advisory services;

•	difficulty in increasing AUM, or efficiently managing existing assets, due to market-related constraints on trading capacity, inability to hire the necessary additional personnel or lack of potentially profitable trading opportunities;

•	the reduction in CDO management fees or AUM resulting from payment defaults by issuers of the underlying collateral, downgrades of the underling collateral or depressed market values of the underlying collateral, all of which may contribute to the triggering of certain structural protections built into CDOs;

•	changes in CDO asset and liability spreads making it difficult or impossible to launch new CDOs;

•	our dependence on third party distribution channels to market CDOs;

•	liability relating to our failure to comply with investment guidelines set by our clients or the provisions of the management and other agreements; and

•	changes in laws, regulations or government policies affecting our business, including investment management regulations and accounting standards.
Relating to the Merger:
•	DFR’s ability to integrate the businesses of DFR and DCM successfully and the amount of time and expense to be spent and incurred in connection with the integration;

•	the ability to realize the economic benefits that DFR anticipates as a result of the Merger;

•	failure to uncover all risks and liabilities associated with acquiring DCM;

•	federal income tax liability as a result of owning DCM through taxable REIT subsidiaries, or TRSs, and the effect of DFR’s acquisition of DCM on DFR’s ability to continue to qualify as a REIT;

•	the impact of owning DCM on DFR’s ability to rely on an exemption from registration under the 1940 Act;

•	the limitations or restrictions imposed on DCM’s investment management services as a result of DFR’s ownership of DCM;

•	the impact of approximately $74 million of two series of senior secured notes issued as partial consideration for the Merger and DFR’s guarantee of those notes, including the impact of DFR’s guarantee of those notes on DFR’s liquidity, ability to raise additional capital and financial condition;

•	the impact of the recent conversion into common stock of 14,999,992 shares of Series A Preferred Stock issued in connection with the Merger, which could have a dilutive effect on DFR’s common stock and may reduce its market price; and

•	the impact of owning DCM on DFR’s ability to implement certain alternative organizational structures.

Part I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2008	2007
	(In thousands, except share
	and per share amounts)
ASSETS
Cash and cash equivalents	$23,577	$113,733
Due from broker	32,012	270,630
Restricted cash and cash equivalents	57,141	47,125
Available-for-sale securities, including $2,147 and $4,884,023 pledged—at fair value	9,935	4,897,972
Trading securities, including $1,442,372 and $733,782 pledged—at fair value	1,469,742	1,444,505
Other investments	5,472	5,472
Derivative assets	1,221	4,537
Loans held for sale	246,548	267,335
Loans	427,903	466,360
Allowance for loan losses	(7,500)	(5,300)

Loans, net of allowance for loan losses	420,403	461,060
Investment advisory fee receivables	4,927	6,409
Interest receivable	10,645	39,216
Other receivable	5,592	22,912
Prepaid and other assets	15,517	14,721
Deferred tax asset, net	11,814	—
Fixed assets, net	10,120	10,447
Intangible assets, net	72,933	83,225
Goodwill	78,703	98,670

TOTAL ASSETS	$2,476,302	$7,787,969

LIABILITIES
Repurchase agreements, including $1,064 and $20,528 of accrued interest	$1,423,873	$5,303,865
Due to broker	3,192	879,215
Dividends payable	1,667	21,944
Derivative liabilities	17,449	156,813
Interest payable	6,475	28,683
Accrued and other liabilities	26,723	35,652
Short term debt	1,063	1,693
Long term debt	778,466	775,368

TOTAL LIABILITIES	2,258,908	7,203,233

Series A cumulative convertible preferred stock; $0.001 par value, zero shares and 14,999,992 shares issued and outstanding (aggregate liquidation value of zero and $150,000)	—	116,162

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001:
100,000,000 shares authorized; zero and 14,999,992 shares issued and outstanding	—	—
as described above
Common stock, par value $0.001:
500,000,000 shares authorized; 66,758,356 and 51,752,720 shares issued and 66,693,418 and 51,752,720 shares outstanding	67	51
Additional paid-in capital	865,809	748,216
Accumulated other comprehensive loss	(3,876)	(83,783)
Accumulated deficit	(644,606)	(195,910)

TOTAL STOCKHOLDERS’ EQUITY	217,394	468,574

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,476,302	$7,787,969

See notes to condensed consolidated financial statements.

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended March 31,
	2008	2007
	(In thousands, except share and per share amounts)
Revenues
Interest income	$61,350	$122,699
Interest expense	47,600	98,859

Net interest income	13,750	23,840
Provision for loan losses	2,200	1,800

Net interest income after provision for loan losses	11,550	22,040
Investment advisory fees	12,119	—

Total net revenues	23,669	22,040

Expenses
Management fee expense to related party	—	3,330
Incentive fee expense to related party	—	2,185
Compensation and benefits	9,358	—
Depreciation and amortization	2,687	—
Professional services	1,387	617
Insurance expense	734	136
Other general and administrative expenses	2,051	369
Impairment of intangible assets and goodwill	27,906	—

Total expenses	44,123	6,637

Other Income and Gain (Loss)
Net gain on available-for-sale securities	—	2,549
Net (loss) gain on trading securities	(200,719)	2,640
Net (loss) gain on loans and loans held for sale	(26,542)	1,962
Net (loss) gain on derivatives	(223,215)	46
Dividend income and other net gain	118	264

Net other income and (loss) gain	(450,358)	7,461

(Loss) income before income tax (benefit) expense	(470,812)	22,864
Income tax (benefit) expense	(7,202)	337

Net (loss) income	$(463,610)	$22,527

NET (LOSS) INCOME PER SHARE — BASIC	$(8.43)	$0.44
NET (LOSS) INCOME PER SHARE — DILUTED	$(8.43)	$0.44

WEIGHTED-AVERAGE NUMBER OF SHARES OUTSTANDING — BASIC	54,965,218	51,587,293
WEIGHTED-AVERAGE NUMBER OF SHARES OUTSTANDING — DILUTED	54,965,218	51,763,464
See notes to condensed consolidated financial statements.

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

				Accumulated
	Common Stock		Additional	Other
		Par	Paid-in	Comprehensive	Accumulated		Comprehensive
	Shares	Value	Capital	Loss	Deficit	Total	Loss
	(In thousands)
Balance — December 31, 2007	51,655	$51	$748,216	$(83,783)	$(195,910)	$468,574

Net loss					(463,610)	(463,610)	$(463,610)
Cumulative effect adjustment from the adoption of SFAS No.159				(14,914)	14,914	—
Available-for-sale securities — fair value adjustment net of reclassification adjustments				(2,111)		(2,111)	(2,111)
Previously designated derivatives — amorization of net loss				96,904		96,904	96,904
Foreign currency translation gain				28		28	28

Comprehensive loss							$(368,789)

Conversion of Series A cumulative convertible preferred stock into common stock	15,000	15	117,082			117,097
Share-based compensation	38	1	2,904			2,905
Preferred stock dividend and accretion			(2,393)			(2,393)

Balance — March 31, 2008	66,693	$67	$865,809	$(3,876)	$(644,606)	$217,394

See notes to condensed consolidated financial statements.

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended March 31,
	2008	2007
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(463,610)	$22,527
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Net premium and discount amortization on investments, loans and debt issuance costs	393	7,394
Share-based compensation	115	31
Hedge ineffectiveness	—	(21)
Net purchases of trading securities	(341,181)	(184,532)
Net loss (gain) from trading securities	200,720	(2,640)
Other-than-temporary impairment on available-for-sale securities	—	202
Net gain on other investments	—	(187)
Net purchases of loans held for sale	(1,919)	(36,573)
Net loss (gain) on loans and loans held for sale	26,550	(1,492)
Provision for loan losses	2,200	1,800
Net realized gain on available-for-sale securities	—	(2,751)
Net changes in undesignated derivatives	(148,727)	554
Amortization of net loss (gain) on previously designated derivatives	96,904	(4,889)
Net cash paid on terminated designated derivatives	—	(3,588)
Depreciation and amortization	2,687	—
Impairment of intangible assets and goodwill	27,906	—
Non-cash rental expense	50	—
Deferred tax benefit	(11,814)	—
Changes in operating assets and liabilities:
Due from broker	78,982	(327,974)
Interest receivable	25,670	(538)
Other receivable	904	522
Prepaid and other assets	(2,803)	(476)
Accrued interest on repurchase agreements	(19,464)	(1,462)
Due to broker	(621)	348,262
Interest payable	(7,221)	2,053
Management and incentive fee payable to related party	—	2,207
Accrued and other liabilities	(4,242)	(1,707)

Net cash used in operating activities	(538,521)	(183,278)

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted cash and cash equivalents	(10,016)	(6,722)
Purchase of available-for-sale securities	(1,750)	(1,040,472)
Proceeds from the sale of available-for-sale securities	—	612,401
Principal payments on available-for-sale securities	22,824	356,890
Proceeds from the sale of trading securities previously classified as available-for-sale	4,138,198	—
Principal payments on trading securities previously classified as available-for-sale	144,017	—
Origination and purchase of loans	(1,512)	(58,998)
Principal payments on loans	18,104	39,119
Proceeds from sale of loans	18,707	—
Purchase of fixed assets	(8)	—

Net cash provided by (used in) investing activities	4,328,564	(97,782)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (payments) borrowings under repurchase agreements	(3,860,528)	321,655
Proceeds from issuance of long term debt	—	—
Payments made on long term debt	—	(90)
Proceeds from Wachovia Facility	3,000	27,658
Payments made on Wachovia Facility	—	(3,857)
Payments of debt issuance costs	(267)	(1,355)
Dividends paid	(21,736)	(21,723)
Payments made on short term debt	(648)	—

Net cash (used in) provided by financing activities	(3,880,179)	322,288

Foreign currency translation	(20)	—

Net (decrease) increase in cash and cash equivalents	(90,156)	41,228
Cash and cash equivalents at beginning of period	113,733	72,523

Cash and cash equivalents at end of period	$23,577	$113,751

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Three months ended March 31,
	2008	2007
	(In thousands)
SUPPLEMENTAL DISCLOSURE:
Cash paid for interest	$81,881	$113,622
Cash paid for income tax	1,299	—

NONCASH INVESTING AND FINANCING ACTIVITIES:
Unsettled available-for-sale securities purchases — due to broker	—	182,590
Unsettled available-for-sale securities sales — due from broker	—	414,873
Non-cash settlement of interest expense from derivatives	—	2,028
Non-cash purchase of warrants	1,092	—
Non-cash settlement of interest income added to principal balance of loans and loans held for sale	1,684	934
Issuance of stock for payment of prior year incentive fee	—	3
Grant of performance shares	2,789	—
Series A cumulative convertible preferred stock dividend and accretion	2,393	—
See notes to condensed consolidated financial statements.

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. ORGANIZATION
     Deerfield Capital Corp. and its subsidiaries (collectively the “Company”) has elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”). The Company’s portfolio is comprised primarily of fixed income investments, including residential mortgage-backed securities (“RMBS”), government securities and corporate debt. In addition, through its subsidiary, Deerfield Capital Management LLC (“DCM”), the Company manages client assets, including government securities, corporate debt, RMBS and asset-backed securities (“ABS”).
     The Company had been externally managed by DCM since the commencement of its operations in December 2004. The Company acquired Deerfield & Company LLC (“Deerfield”), the parent company of DCM, on December 21, 2007 (the “Merger”), at which time Deerfield and its subsidiaries became indirect wholly-owned subsidiaries and the Company became internally managed. See Note 3 for further discussion of the Merger.
Business Segments
     The Company operates within two business segments:
     Principal Investing — The Company invests in a portfolio comprised primarily of fixed income investments, including RMBS, government securities and corporate debt. Income is generated primarily from the net spread, or difference, between the interest income the Company earns on its investment portfolio and the cost of its borrowings net of hedging derivatives, as well as the recognized gains and losses on the Company’s investment portfolio.
     Investment Management — The Company manages assets within a variety of investment vehicles including investment funds, collateralized debt obligations (“CDOs”) and separately managed accounts for investment advisory fees. The Company specializes in government securities, corporate debt, RMBS, commercial real estate and ABS. The Company utilizes a variety of strategies including fundamental credit analysis, duration management, yield curve arbitrage and basis spread techniques in managing a broad range of investment vehicles on behalf of clients.
Liquidity and Capital Resources
     During the first three months of 2008, the Company was adversely impacted by the continuing deterioration of global credit markets. The most pronounced impact was on the Company’s AAA-rated non-Agency RMBS portfolio (as defined below). This portfolio experienced a significant decrease in value during the first three months of 2008 fueled by the ongoing liquidity crisis. This negative environment had several impacts on the Company’s ability to successfully finance and hedge its RMBS portfolio. First, as financing conditions worsened and the value of the AAA-rated non-Agency RMBS portfolio declined, the Company sold a significant portion of its AAA-rated non-Agency RMBS and Agency RMBS to improve liquidity.
     Second, repurchase agreement counterparties in some cases ceased financing non-Agency collateral (including AAA-rated collateral such as the Company’s) and, in other cases, significantly increased the equity, or “haircut,” required to finance such collateral. The more limited number of available counterparties further restricted the Company’s ability to obtain financing on favorable terms.
     Finally, the Company has a long standing practice of hedging a substantial portion of the interest rate risk that it incurs in connection with financing its RMBS portfolio. This hedging is generally accomplished using interest rate swaps under which the Company agrees to pay a fixed interest rate in return for receiving a floating interest rate. As the credit environment worsened in early 2008, creating a flight to U.S. Treasury securities and prompting further Federal Reserve rate cuts, interest rates decreased sharply. This, in turn, required the Company to post additional collateral to support declines in the interest rate swap portfolio. While Agency RMBS demonstrated offsetting gains providing releases of certain margin, AAA-rated non-Agency RMBS experienced significant price declines which, coupled with losses on the interest rate swap portfolio, exacerbated the strain on the Company’s liquidity.

     The combined impact of these developments resulted in the acceleration of the Company’s strategy to decrease investment in AAA-rated non-Agency RMBS and to liquidate other assets to significantly reduce leverage on the balance sheet in an effort to support liquidity needs. The Company believes the current cash and cash equivalents, unencumbered liquid assets, and net equity in the financed RMBS portfolio along with financing sources and cash flows from operations are adequate to meet anticipated liquidity requirements through March 31, 2009.
     The Company’s investment strategy continues to be focused on preserving liquidity and growing through the Company’s Investment Management segment. This strategy may limit the Company’s ability to declare dividends and meet certain debt covenant requirements for long term debt. Additionally, this strategy may increase the likelihood of the Company failing to be exempt from the Investment Company Act of 1940, as amended (the “1940 Act”), as well as failing to continue to qualify as a REIT.
     Agency-issued RMBS are backed by residential real property guaranteed as to principal and interest by federally chartered entities such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and, in the case of the Government National Mortgage Association (“Ginnie Mae”), the U.S. government. The Company refers to these entities as “Agencies” and to RMBS guaranteed or issued by the Agencies as “Agency RMBS.” The Company’s Agency RMBS portfolio currently consists of Fannie Mae and Freddie Mac securities.
2. ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS
     Basis of Presentation — The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and are in the form prescribed by the Securities and Exchange Commission’s (“SEC”) Regulation S-X and instructions to Form 10-Q. Accordingly, the Company did not include all of the information and footnotes for complete financial statements as required by GAAP. The interim unaudited financial statements should be read in conjunction with the Company’s audited financial statements as of and for the year ended December 31, 2007, which are included in the Company’s Annual Report on Form 10-K filed with the SEC on February 29, 2008. In the opinion of the Company’s management, all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows have been included. The nature of the Company’s business is such that the results of any interim period information are not necessarily indicative of results for a full year. The accompanying condensed consolidated financial statements include the accounts of DFR and its subsidiaries.
     Principles of Consolidation — The condensed consolidated financial statements include the financial statements of Deerfield Capital Corp. and its subsidiaries which are wholly-owned and entities which are variable interest entities (“VIEs”) in which the Company is the primary beneficiary under Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (revised 2004), Consolidation of Variable Interest Entities. An enterprise is the primary beneficiary if it absorbs a majority of the VIE’s expected losses or receives a majority of the VIE’s expected residual returns, or both. All intercompany balances and transactions have been eliminated in consolidation.
     Reclassifications — Certain amounts in the condensed consolidated financial statements and notes as of December 31, 2007 and for the three months ended March 31, 2007 have been reclassified to conform to the presentation as of and for the three months ended March 31, 2008.
     Significant Accounting Policies — The Company’s significant accounting policies are discussed in the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. There were two significant changes to these policies during the three months ended March 31, 2008: the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”) and the adoption of SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities (“SFAS No. 159”).
     Fair Value Measurements and Presentation
     Effective January 1, 2008, the Company adopted SFAS No. 157. SFAS No. 157 defines fair value, establishes a framework used to measure fair value and enhances disclosure requirements for fair value measurements. In accordance with SFAS No. 157, the Company has categorized its financial instruments, based on the priority of the valuation technique, into a three-level fair value hierarchy. The valuation hierarchy is based upon the transparency of the inputs to the valuation of the asset or liability as of the measurement date. A financial instrument’s categorization within the valuation hierarchy is based on the lowest level of input that is significant to the fair value measurement. The three levels are defined as follows:
Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
The types of assets carried at Level 1 generally are equity securities listed on an active exchange. The Company held no Level 1 securities as of March 31, 2008.

Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly, or indirectly, for substantially the full term of the financial instrument.
The Company’s assets and liabilities that are generally included in this category are Agency RMBS, U.S Treasury bills and interest rate derivatives.
Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement. This includes situations where there is little, if any, market activity for the asset or liability.
The Company’s assets and liabilities that are generally included in this category are AAA-rated non-Agency RMBS, commercial mortgage-backed securities (“CMBS”), corporate bonds, preferred shares of CDOs, certain loans held for sale and credit default swaps and total return swaps.
     As defined in SFAS No. 157, fair value is the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation models involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments’ complexity. Beginning January 1, 2008, assets and liabilities recorded at fair value in the condensed consolidated financial statements are categorized for disclosure purposes based on the level of judgment associated with the inputs used to measure their value as described above. See Note 4 for disclosures required by SFAS No. 157.
     Many financial assets and liabilities have bid and ask prices that can be observed in the marketplace. Bid prices reflect the highest price that market participants are willing to pay for an asset. Ask prices represent the lowest price market participants are willing to accept for an asset. For financial assets and liabilities whose inputs are based on bid-ask prices, the Company’s policy is to take the mid point in the bid-ask spread to value these assets and liabilities as a practical expedient of fair value permissible under SFAS No. 157.
     Fair value is a market-based measure considered from the perspective of the market participant who holds the asset or owes the liability rather than an entity-specific measure. Therefore, when market assumptions are not readily available, the Company’s own assumptions are set to reflect those that management believes market participants would use in pricing the asset or liability at measurement date.
     The availability of observable inputs can vary depending on the financial asset or liability and is affected by a wide variety of factors, including, for example, the type of product, whether the product is new, whether the product is traded on an active exchange or in the secondary market and the current market conditions. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for assets classified in Level 3. In certain cases, inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy in which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety.
     The Company has controls in place to ensure that its valuations are appropriate. Any changes to the valuation methodology are reviewed by management to confirm that the changes are justified. As markets change and new products develop and the pricing for products become more or less transparent, the Company will continue to refine its valuation methodologies.
     On January 1, 2008, the Company also adopted SFAS No. 159, which provides an option to elect fair value as an alternative measurement for selected financial assets not previously recorded at fair value. The Company elected the fair value option for all RMBS and preferred shares of CDOs previously recorded as available-for-sale securities and also elected to de-designate all previously designated interest rate swaps. See Note 5 for further information.
Recent Accounting Pronouncements
     In February 2008, the FASB issued Staff Position (“FSP”) No. 140-3 Accounting for Transfers of Financial Assets and Repurchase Financing Transactions (“FSP No. 140-3”), which relates to SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”), in order to address certain situations where assets purchased from a particular counterparty and financed through a repurchase agreement with the same counterparty can be considered and accounted for as separate transactions. Currently, the Company records such assets and the related financing on a gross basis in the condensed consolidated balance sheet, and the corresponding interest income and interest expense in the Company’s condensed consolidated statement of operations. FSP No. 140-3 assumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement, or a linked transaction. However, if certain criteria are met, the initial transfer and repurchase financing shall not be evaluated as a linked transaction and shall be evaluated separately under SFAS No. 140. FSP No. 140-3 is effective for the Company on January 1, 2009. Management is currently evaluating the effects FSP No. 140-3 will have on the Company’s condensed consolidated financial statements.
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”), which amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”). This statement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreement. SFAS No. 161 is effective for the Company on January 1, 2009. Management is currently evaluating the effects that SFAS No. 161 will have on the disclosures included in the Company’s condensed consolidated financial statements.
3. MERGER WITH DEERFIELD
     On December 21, 2007, the Company completed the Merger, and, as a result, Deerfield became an indirect wholly-owned subsidiary of Deerfield Capital Corp. As of March 31, 2008, there were no changes to the purchase accounting adjustments related to the Merger.
     The following unaudited pro forma condensed combined financial information gives effect to the Merger as if the acquisition of Deerfield had been completed as of the beginning of the three months ended March 31, 2007. This unaudited pro forma combined financial information is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the Merger had been consummated during the period or as of the dates for which the pro forma data is presented, nor is it necessarily indicative of future operating results of the Company.

Unaudited Pro forma
Three months ended March 31, 2007
(In thousands, except per share data)
Total net revenues	$30,991
Income before income tax expense	$21,397
Net income	$21,951
Net income attributable to common stockholders	$15,795
Net income per share — basic	$0.31
Net income per share — diluted	$0.24
     See Note 11 for discussion of impairment charges taken during the three months ended March 31, 2008 related to intangible assets and goodwill recorded in conjunction with the Merger.
4. FAIR VALUE OF FINANCIAL INSTRUMENTS
     The following is a description of the valuation methodologies used for instruments measured at fair value, based on balance sheet classification, including the general classification of such instruments pursuant to the valuation hierarchy as described in Note 2 based on their classification in the condensed consolidated balance sheet. Management, from time to time, may make fair value adjustments to valuation methodologies described below under certain market conditions. Management maintains a consistent policy and process for identifying when and how such adjustments should be made. To the extent a fair value adjustment is made by management, the valuation classification would generally be considered as Level 3 within the fair value hierarchy.
     Available-for-sale securities
     Available-for-sale securities include high-yield corporate bonds, and ABS held in Market Square CLO Ltd. (“Market Square CLO”), CMBS and other investments. The fair value for high-yield corporate bonds represents a composite of the mid-point in the bid-ask spread of dealer quotes and are classified as Level 3 within the fair value hierarchy. The composite includes control procedures to identify outlying dealer quotes. The fair value of the available-for-sale CMBS is a model-based approach which includes, but is not limited to, spreads and prepayments rates which are generally observed in the market. The recent illiquidity in the CMBS market has limited the availability of market data which is included in the valuation models. As such, CMBS are classified as Level 3 within the fair value hierarchy until market liquidity improves. The ABS held in Market Square CLO and other investments were priced at the mid-point of the bid-ask spread of a dealer quote and are classified as Level 3 within the fair value hierarchy. Securities valued by management by reference to dealer quotes and other similar measures are classified as Level 3 within the fair value hierarchy.

     Trading securities
     Trading securities include U.S. Treasury bills, preferred shares of CDOs and all RMBS. The U.S. Treasury bills are traded in a dealer market. The fair value for U.S. Treasury bills represents a composite of the mid-point in the bid-ask spread of dealer quotes and are classified as Level 2 within the fair value hierarchy. The composite includes control procedures to identify outlying dealer quotes. The fair value for RMBS generally represents a modeled valuation, which includes spreads and prepayment rates which are observable in the market. Agency RMBS are classified as Level 2 within the fair value hierarchy.
     The recent illiquidity in the AAA-rated non-Agency RMBS markets has limited the availability of market data which is included in the valuation models. AAA-rated non-Agency RMBS are valued via model pricing and classified as Level 3 within the fair value hierarchy given this limited availability of observable market data The AAA-rated non-Agency RMBS portfolio was priced by management by reference to dealer quotes and other market information as of March 31, 2008.
     The preferred shares of CDOs are valued by management by considering, among other things, available broker quotes. If a broker quote is unavailable, the preferred shares of CDOs are valued using a discounted future cash flows model. Preferred shares of CDOs are classified as Level 3 within the fair value hierarchy.
     Derivative assets and liabilities
     All the derivatives held by the Company represent instruments traded in the over-the-counter market and are valued using internally-developed market-standard models. The inputs to the valuation models for the interest rate swaps, caps and floors represent observable market data available at commonly quoted intervals for the full terms of the contracts. All interest rate derivatives are classified as Level 2 within the fair value hierarchy. The significant inputs to the valuation models for credit default swaps and total return swaps may contain a significant level of subjectivity. Credit default swaps and total return swaps are classified as Level 3 within the fair value hierarchy.
     Loans held for sale
     Loans held for sale are carried at the lower of cost or fair value. If the fair value of a loan is less than its cost basis, a valuation adjustment is recognized in the condensed consolidated statement of operations, and the loan’s carrying value is adjusted accordingly. The valuation adjustment may be recovered in the event that the fair value increases, which is also recognized in the condensed consolidated financial statements. Loans held for sale are generally priced at a composite of the mid-point in the bid-ask spread of dealer quotes or based on the composite price of a different tranche of the same security if dealer quotes are unavailable for the specific tranche the Company owns. In rare circumstances, where no such quotes are available, price may be based on a model which could include unobservable market inputs. Loans held for sale priced in this manner are classified as Level 3 within the fair value hierarchy.
Assets and liabilities measured at fair value on a recurring basis
     The following table presents the financial instruments carried at fair value as of March 31, 2008, by caption in the condensed consolidated balance sheet and by level within the SFAS No. 157 valuation hierarchy:

	Level 1	Level 2	Level 3	Carrying Value
	(in thousands)
Available-for-sale securities	$—	$—	$9,935	$9,935
Trading securities	—	1,437,203	32,539	1,469,742
Derivative assets	—	—	1,221	1,221

Total financial instruments assets	$—	$1,437,203	$43,695	$1,480,898

Derivative liabilities	$—	$15,537	$1,912	$17,449

Changes in Level 3 recurring fair value measurements
     The table below includes a rollforward of the balance sheet amounts for the three months ended March 31, 2008 (including the change in fair value), for financial instruments classified by the Company within Level 3 of the valuation hierarchy. When a determination is made to classify a financial instrument within Level 3, the determination is based upon the significance of the unobservable parameters to the overall fair value measurement. However, Level 3 instruments typically include, in addition to the unobservable or Level 3 components, observable components (components that are actively quoted and can be validated to external sources). Accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology:

								Changes in Unrealized
	Fair value measurements using significant unobservable inputs							Gains/(Losses) Related to
	Estimated Fair Value	Net Realized/Unrealized		Purchases, Sales, Issuances	Net Transfers Out		Estimated Fair Value	Financial Instruments Held
	January 1, 2008	Losses		and Settlements, Net	of Level 3		March 31, 2008	at March 31, 2008
	(In thousands)
Available-for-sale securities	$10,268	$(2,083)	(1)	$1,750	$—		$9,935	$(2,109)	(1)
Trading securities	1,894,429	(188,114)	(2)	(1,644,040)	(29,736)	(4)	32,539	(13,484)	(2)
Derivative assets	318	(1,204)	(3)	2,107	—		1,221	104	(3)

Total financial instruments assets	$1,905,015	$(191,401)		$(1,640,183)	$(29,736)		$43,695	$(15,489)

Derivative liabilities	$1,493	$(689)	(3)	$1,108	$—		$1,912	$(551)	(3)

(1)	Net unrealized changes in fair value for available-for-sale securities are reported as an adjustment to accumulated other comprehensive loss on the condensed consolidated statement of stockholders’ equity.

(2)	Net realized and unrealized gains (losses) on trading securities are reported within net (loss) gain on trading securities in the condensed consolidated statements of operations.

(3)	Net realized and unrealized gains (losses) on derivative assets and derivative liabilities are recorded in net (loss) gain on derivatives in the condensed consolidated statements of operations.

(4)	Net transfers out of Level 3 represent Agency RMBS priced by management by reference to dealer quotes at January 1, 2008 and using modeled valuation with inputs observable in the market as of March 31, 2008.
Assets measured at fair value on a nonrecurring basis
     Certain assets are measured at fair value on a nonrecurring basis, meaning that the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). The following table presents the assets carried on the condensed consolidated balance sheet by caption and by level within the SFAS No. 157 valuation hierarchy as of March 31, 2008, for which a nonrecurring change in fair value has been recorded during the quarter ended March 31, 2008:

	Level 1	Level 2	Level 3	Carrying Value
	(In thousands)
Loans held for sale	$—	$—	$246,548	$246,548
Loans	—	—	3,069	3,069
Intangible assets, net	—	—	—	—	(1)
Goodwill	—	—	78,703	78,703

Total assets at fair value on a nonrecurring basis	$—	$—	$328,320	$328,320

(1)	Two intangible assets identified as a result of the Merger were impaired and marked to fair value, which for both assets was zero as of March 31, 2008. See Note 11 for further information.
     In the table above, “Loans held for sale” include changes in fair value which are carried on the balance sheet at the lower of cost or fair value. “Loans” represent loans held for investment which are measured at fair value as the result of the establishment or increase in the allowance for loan losses as of March 31, 2008. See Note 11 for discussion of the impairment charges on intangible assets and goodwill as of March 31, 2008.

     The following table presents the total change in value of financial assets for which a fair value adjustment has been included in the condensed consolidated financial statements for the three months ended March 31, 2008:

	Three months ended
	March 31, 2008
	(In thousands)
Loans held for sale	$(21,789)	(1)
Loans	(2,200)	(2)
Intangible assets, net	(7,940)	(3)
Goodwill	(19,966)	(3)

Total nonrecurring fair value losses	$(51,895)

(1)	Changes in the fair value on loans held for sale are reported within net (loss) gain on loans and loans held for sale in the condensed consolidated statements of operations.

(2)	Impairment charges to record loans to fair value are reported within provision for loan losses in the condensed consolidated statements of operations.

(3)	Impairment charges to intangible assets and goodwill are reported within impairment of intangible assets and goodwill in the condensed consolidated statements of operations.
     SFAS No. 107, Disclosure About Fair Value of Financial Instruments, requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value. Fair values presented are disclosed as discussed above. For securities which the fair value option was not elected, quoted market prices, if available, are utilized as estimates of the fair values of financial instruments. In absence of available quoted market prices for certain of the Company’s financial instruments, the fair values of such instruments have been derived based on management’s assumptions, the estimated amount and timing of future cash flows and estimated discount rates. Different assumptions could significantly affect these estimates.
     The carrying amounts and estimated fair values of the Company’s financial instruments, for which the disclosure of fair values is required, were as follows:

		Estimated
	Carrying	Fair
	Value	Value
	(In thousands)
Financial assets:
Cash and cash equivalents (1)	$23,577	$23,577
Restricted cash and cash equivalents (1)	57,141	57,141
Available-for-sale securities (2)	9,935	9,935
Trading securities (2)	1,469,742	1,469,742
Other investments (3)	5,472	5,472
Derivative assets (2)	1,221	1,221
Loans held for sale (2)	246,548	246,548
Loans, net of allowance for loan losses (2) (3)	420,403	419,136
Investment advisory fee receivables (1)	4,927	4,927

Financial liabilities:
Repurchase agreements (1)	1,423,873	1,423,873
Derivative liabilities (2)	17,449	17,449
Short term debt (1)	1,063	1,063
Long term debt: (4)
Wachovia Facility	76,435	76,435
Market Square CLO	276,000	276,000
DFR MM CLO	231,000	231,000
Trust preferred securities	123,717	123,717
Series A Notes & Series B Notes (5)	71,314	71,314

(1)	The carrying amounts approximate the fair value due to the short term nature of these instruments.

(2)	The estimated fair values were determined in accordance with SFAS No.157 as described in detail above.

(3)	It was not practicable to estimate the fair value of certain loans and other investments because they are not traded in an active market, therefore, the carrying value has been displayed as an approximation of fair value. If an independent pricing service cannot provide fair value estimates for a given loan, the Company may determine estimated fair value based on some or all of the following: (a) current financial information of the borrowing company and performance against its operating plan; (b) changes in the fair value of collateral supporting the loan; (c) changes to the market for the borrowing company’s service or product and (d) present value of projected future cash flows.

(4)	The carrying amount approximated fair value as the interest rate on all of the Company’s long term debt resets quarterly to short term market rates plus a fixed credit spread.

(5)	See Note 15 for further information regarding the Series A Notes and Series B Notes.

5. FAIR VALUE OPTION
     On January 1, 2008, the Company adopted SFAS No. 159, which provides an option to elect fair value as an alternative measurement for selected financial assets not previously recorded at fair value. The Company elected the fair value option for RMBS and preferred shares of CDOs which were previously recorded as available-for-sale securities. In addition, the Company also elected to de-designate all previously designated interest rate swaps. Prior to adoption and de-designation, the RMBS, preferred shares of CDOs and designated interest rate swaps were carried at fair value with changes in value recorded directly into equity through other comprehensive loss, to the extent effective in the case of designated interest rate swaps. The election was applied to existing RMBS and preferred shares of CDOs as of January 1, 2008 and is also being applied prospectively to the same types of securities. The Company’s fair value elections were intended to eliminate the operational complexities of applying hedge accounting while reducing the related future volatility in earnings. As of the adoption date, approximately $14.9 million of cumulative losses reflected in other comprehensive loss related to existing RMBS and preferred shares of CDOs with an estimated fair value at the adoption date of $4.9 billion was reclassified to retained earnings as a cumulative-effect transition adjustment. As of the fair value option election date, all RMBS and preferred shares of CDOs previously classified as available-for-sale were reclassified to trading securities.
     As of January 1, 2008, the other comprehensive loss related to the de-designation of interest rate hedges was $69.9 million. To the extent that the forecasted rolls on repurchase agreement transactions continued as anticipated, the Company would have amortized this loss from other comprehensive loss into interest expense over the remaining original hedge period and all future changes in fair value would be reflected in the consolidated statement of operations. However, due to the significant RMBS sales activity and corresponding repurchase agreement repayment during the three months ended March 31, 2008, forecasted rolls on the repaid repurchase agreements are not continuing as anticipated. As a result, a loss of $91.7 million was recognized in the condensed consolidated statement of operations in net (loss) gain on derivatives and the corresponding cumulative net loss relating to newly and previously de-designated interest rate swaps in other comprehensive loss was removed. The remaining $0.3 million in terminated and de-designated swaps cumulative net loss in other comprehensive loss as of March 31, 2008 will be amortized over the remaining original hedge period. Additionally, the Company recorded a net increase to interest expense of $5.3 million during the three months ended March 31, 2008 related to the amortization of de-designated and terminated interest rate swaps.
     Changes in the fair value for securities which the fair value option was elected as well as other trading securities measured at fair value from January 1, 2008 through March 31, 2008 are included in net gain (loss) on trading securities in the condensed consolidated statement of operations.
6. AVAILABLE-FOR-SALE SECURITIES
     The following table summarizes the Company’s available-for-sale securities as of March 31, 2008, which are carried at fair value:

	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Security Description	(In thousands)
High-yield corporate bonds held in Market Square CLO	$3,979	$—	$(760)	$3,219
Asset-backed securities held in Market Square CLO	1,750	—	—	1,750
CMBS	4,847	—	(2,023)	2,824
Other investments	2,971	—	(829)	2,142

Total	$13,547	$—	$(3,612)	$9,935

     As of January 1, 2008, in accordance with the adoption of SFAS No. 159, the Company elected the fair value option for all of its RMBS and transferred all RMBS securities and preferred shares of CDOs from available-for-sale to trading securities. The Company will no longer assess these securities for other-than-temporary impairment because the changes in fair value are recorded in the statement of operations rather than as an adjustment to accumulated other comprehensive loss in stockholders’ equity.

     The following table summarizes the Company’s securities classified as available-for-sale, according to their weighted average life:

			Weighted
	Amortized	Estimated	Average
	Cost	Fair Value	Coupon
Weighted Average Life	(In thousands)

Greater than one year and less than five years	$2,971	$2,142	4.93%
Greater than five years and less than ten years	5,080	4,319	6.36%
Greater than ten years	5,496	3,474	7.03%

Total	$13,547	$9,935	6.28%

     The weighted average lives of the securities in the table above are based upon contractual maturity for the high-yield corporate bonds held in Market Square CLO, ABS held in Market Square CLO and other investments, while the weighted average lives for CMBS are estimated based on data provided through subscription-based financial information services. The weighted average life for CMBS are primarily based on a prepayment model that considers current yield, forward yield, slope of the yield curve, mortgage rates, contractual rate of the outstanding loans, loan age, margin and volatility. The weighted average life for preferred shares of CDOs is based upon contractual maturity. Weighted average life is an estimate of how many years it will take to receive half of the outstanding principal, which for the high-yield corporate bonds and other investments is maturity.
     Actual lives of CMBS are generally shorter than stated contractual maturities. Actual lives of the Company’s CMBS are affected by the contractual maturities of the underlying mortgages, periodic payments of principal and prepayments of principal.
     The following table shows the fair value and gross unrealized losses of available-for-sale securities in which amortized cost exceeds fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2008:

	Less than 12 Months			More than 12 Months			Total
	Number	Estimated	Gross	Number	Estimated	Gross	Number	Estimated	Gross
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
				(Dollars in thousands)

High-yield corporate bonds held in Market Square CLO	4	$3,219	$(760)	—	$—	$—	4	$3,219	$(760)
CMBS	8	1,626	(1,199)	6	1,197	(824)	14	2,823	(2,023)
Other investments	1	2,142	(829)	—	—	—	1	2,142	(829)

Total temporarily impaired securities	13	$6,987	$(2,788)	6	$1,197	$(824)	19	$8,184	$(3,612)

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
     Additionally, for securities within the scope of Emerging Issues Task Force (“EITF”) No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets, (“EITF No. 99-20”) when adverse changes in estimated cash flows occur as a result of actual prepayment and credit loss experience, an other-than-temporary impairment is deemed to have occurred. Accordingly, the security is written down to fair value, and the unrealized loss is transferred from accumulated other comprehensive loss to an immediate reduction of current earnings. The cost basis adjustment for other-than-temporary impairment is recoverable only upon sale or maturity of the security.
     The Company intends to, and believes it has the ability to, hold the high-yield corporate bonds and ABS held in Market Square CLO, CMBS and other investments remaining in available-for-sale securities in an unrealized loss position as of March 31, 2008, until the fair value of the securities is recovered, which may be to maturity if necessary.
     For the three months ended March 31, 2008, the Company had no net realized gain or loss or other-than-temporary impairments on available-for-sale securities. The following table presents the net (loss) gain on available-for-sale securities as reported in the Company’s condensed consolidated statement of operations for the three months ended March 31, 2007:

Three months ended
March 31, 2007
(In thousands)
Realized gains	$4,566
Realized losses	(1,815)

Net realized gains (losses)	2,751
Other-than-temporary impairment	(202)

Net gain (loss)	$2,549

     For the three months ended March 31, 2007, the Company recognized $0.2 million of other-than-temporary impairment related to certain interest-only RMBS securities.
7. TRADING SECURITIES
     The following table summarizes the trading securities as of March 31, 2008:

Estimated
Fair Value
Security Description	(In thousands)
RMBS:
Agency RMBS	$437,902
AAA-rated non-Agency RMBS	29,749
U. S. Treasury bills	999,300
Preferred shares of CDOs	2,791

Total	$1,469,742

     In accordance with the adoption of SFAS No. 159, the Company elected the fair value option for all of its RMBS and transferred all RMBS securities and preferred shares of CDOs from available-for-sale to trading securities on January 1, 2008. The Company records changes in fair value of trading securities in the condensed consolidated statement of operations.
     The following table summarizes the Company’s securities classified as trading securities, according to their weighted average life:

			Weighted
	Amortized	Estimated	Average
	Cost	Fair Value	Coupon
Weighted Average Life	(In thousands)

Less than one year	$999,212	$999,300	1.34%
Greater than one year and less than five years	57,466	55,627	5.88%
Greater than five years and less than ten years	414,767	407,092	5.23%
Greater than ten years	7,679	7,723	4.70%

Total	$1,479,124	$1,469,742	2.63%

     The weighted average lives of the debt securities in the table above are based upon contractual maturity for U.S. Treasury bills and estimated based on data provided through subscription-based financial information services for RMBS. The weighted average life for RMBS is primarily based on a prepayment model that considers current yield, forward yield, slope of the yield curve, mortgage rates, contractual rate of the outstanding loans, loan age, margin and volatility. Weighted average life is an estimate of how many years it will take to receive half of the outstanding principal.
     Actual lives of RMBS are generally shorter than stated contractual maturities. Actual lives of the Company’s RMBS are affected by the contractual maturities of the underlying mortgages, periodic payments of principal and prepayments of principal.
     The RMBS portfolio experienced a significant decrease in value during the first three months of 2008 fueled by the ongoing liquidity crisis. This negative environment had several impacts on the Company’s ability to successfully finance and hedge its RMBS assets. The Company has sold a significant portion of its AAA-rated non-Agency RMBS and Agency RMBS to improve liquidity. During the three months ended March 31, 2008, the Company sold Agency RMBS with an amortized cost of $4.6 billion at a net realized gain of $24.4 million and AAA-rated non-Agency RMBS with an amortized cost of $1.6 billion at a net realized loss of $193.5 million.
     The following table presents the realized gains (losses) on trading securities as reported in the Company’s condensed consolidated statements of operations:

	Three months ended March 31,
	2008	2007
	(In thousands)

Realized gains	$43,536	$113
Realized losses	(214,758)	(65)

Net realized gains (losses)	$(171,222)	48

8. OTHER INVESTMENTS
Cost Method Investments
     The Company holds certain other investments as of March 31, 2008 carried at cost of $5.5 million. These investments consist of equity securities in the entities established in connection with the issuance of the trust preferred securities of $3.7 million as of March 31, 2008. The remaining balance consists of other common and preferred equity securities that are not traded in an active market of $1.8 million as of March 31, 2008.
Equity Method Investments
     The Company holds one equity method investment as of March 31, 2008, an investment in Hometown Commercial Capital, LLC (“HCC”), a commercial loan originator. The Company initially recorded this investment at cost of $3.0 million and subsequently adjusted it to a current carrying value of zero. The adjustment to the Company’s carrying value is recorded in the condensed consolidated statement of operations as dividend income and other net gain (loss). See Note 9 for further discussions of investments related to HCC. The Company has discontinued the application of the equity method and will not provide for additional losses because the Company has not guaranteed obligations of HCC and is not otherwise committed to provide further financial support. If HCC subsequently reports net income, the Company will resume applying the equity method only after its share of that net income equals the share of net losses not previously recognized during the period in which the equity method was suspended.

9. LOANS AND LOANS HELD FOR SALE
     The following summarizes the Company’s loans and loans held for sale as of March 31, 2008:

	Carrying Value
	Loans Held
	for Sale (1)	Loans	Total
Type of Loan	(In thousands)

Loans held in Market Square CLO	$246,548	$—	$246,548
Corporate leveraged loans:
Loans held in DFR MM CLO	—	277,481	277,481
Loans held in Wachovia Facility	—	105,698	105,698
Other corporate leveraged loans	—	23,798	23,798
Commercial real estate loans (2)	—	20,926	20,926

	$246,548	427,903	674,451

Allowance for loan losses		(7,500)	(7,500)

		$420,403	$666,951

(1)	Carrying value of loans held for sale is the lower of cost or fair value.

(2)	Commercial real estate loans relating to participating interests in commercial mortgage loans originated by HCC were written down to zero as of March 31, 2008.
     As of March 31, 2008, the Company held loans totaling $674.5 million. Loans classified as held for sale and carried at the lower of cost or fair value totaled $246.5 million, net of a valuation allowance of $37.7 million as of March 31, 2008. Loans classified as held for investment and carried at amortized cost totaled $427.9 million as of March 31, 2008. As of March 31, 2008, there were $3.2 million of unsettled loan purchases and $1.6 million unsettled sales of loans held for sale. As of March 31, 2008, the Company held certain loans that settle interest accruals by increasing the principal balance of the loan outstanding. For the three months ended March 31, 2008, the Company settled interest receivables through increases to loans’ outstanding principal balance in the amount of $1.7 million.
     Loans held in Market Square CLO consist of syndicated bank loans for which there is a ready market. Accordingly, this portfolio is classified as held for sale and is managed within the parameters specified in the governing indenture. Loans held in DFR Middle Market CLO Ltd. (“DFR MM CLO”) and loans classified as other corporate leveraged loans consist of loans which are not broadly syndicated and are, therefore, less liquid. Accordingly, these loans are considered to be held for investment and are reported at amortized cost with an allowance for loan losses, if necessary.
     As of March 31, 2008, the Company’s commercial real estate loans consisted of seven loans classified as held for investment, totaling $20.9 million, and a junior participation interest in 26 commercial mortgage loans originated by HCC and classified as held for sale. In November 2007, HCC was deemed to be in default on its financing obligations to a third party resulting in an agreement to sell certain loans in which the Company had loan participation interests, totaling $6.2 million in principal outstanding. The portfolio was valued at $3.1 million as of December 31, 2007. The Company recognized a $3.1 million loss in net (loss) gain on loans in the condensed consolidated statement of operations during the three months ended March 31, 2008 to further reduce the value of this portfolio to zero as of March 31, 2008 to reflect the likelihood that no value will be received for these loans. The Company did not recognize interest income on these loans for the three months ended March 31, 2008.
     The Company further impaired the one impaired loan held for investment as of March 31, 2008. The Company determined that an allowance for loan losses in the amount of $7.5 million was required for this loan, which has total outstanding principal of $9.8 million. Accordingly, an addition to the provision for loan losses of $2.2 million was recorded during the quarter ended March 31, 2008. The allowance for loan losses was recognized because a loss was considered probable and the discounted expected future cash flows were less than the loan’s amortized cost basis. The following summarizes the activity within the allowance for loan losses for the three months ended March 31, 2008 and 2007:

	Allowance for Loan Losses
	2008	2007
	(In thousands)

Allowance for loan losses at January 1	$5,300	$2,000
Provision for loan losses	2,200	1,800

Allowance for loan losses at March 31	$7,500	$3,800

     The Company did not record recoveries or charge-offs of loans for the three months ended March 31, 2008 and 2007. The Company did not recognize interest income on the impaired loan for the three months ended March 31, 2008.
10. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
     The Company seeks to manage its exposure to the effects of interest rate changes. Such exposure may arise from the issuance and forecasted rollover of short term liabilities or from liabilities with a contractual variable rate based on the London Interbank Offered Rate (“LIBOR”). Derivative instruments are carried at fair value as discussed in Note 4.
     The following table is a summary of the Company’s derivative instruments as of March 31, 2008:

		Notional			Estimated Net
	Count	Amount	Assets	Liabilities	Fair Value
			(In thousands)

Interest rate swaps	22	$525,000	$—	$(15,369)	$(15,369)
Interest rate cap	1	40,000	—	(168)	(168)
Credit default swaps — protection seller	4	15,000	—	(648)	(648)
Total return swaps	2	14,476	23	(1,264)	(1,241)
Warrants	4	n/a	1,198	—	1,198

	33	$594,476	$1,221	$(17,449)	$(16,228)

n/a — not applicable
Interest Rate Swaps
     As of March 31, 2008, the Company held 22 interest rate swaps with notional amounts of $525.0 million. Changes in fair value of interest rate swaps are recorded in net (loss) gain on derivatives in the condensed consolidated statement of operations. As of March 31, 2008, the interest rate swaps had a gross negative fair value of $15.4 million recorded in derivative liabilities in the condensed consolidated balance sheet. The weighted average fixed rate payable on the interest rate swaps as of March 31, 2008 was 4.57%. For the three months ended March 31, 2008, the Company recognized a net loss of $219.3 million in net (loss) gain on derivatives related to interest rate swaps. The Company is currently in violation of substantially all of its International Swap Dealers Association (“ISDA”) agreements with its interest rate swap counterparties. Most of these ISDA agreements contain an equity decline trigger that the Company breached during the three months ended March 31, 2008. This violation generally gives the counterparties the right to terminate the ISDA agreements and unwind the related interest rate swaps. The Company has notified all of its active counterparties of the breach, and none of those counterparties have expressed an intention to terminate the ISDA agreements. To date, the violations of our ISDA agreements have not had an adverse effect on our operations, and the Company believes that termination of the ISDA agreements would not have a material adverse impact on its financial condition.
     As of January 1, 2008, in conjunction with the adoption of SFAS No. 159, the Company de-designated $3.8 billion (notional) of interest rate swaps previously designated as a hedge with a net negative fair value of $85.9 million at de-designation. Prior to the de-designation, designated interest rate swaps were carried at fair value with changes in value recorded directly into equity through other comprehensive loss to the extent they were effective as a hedge in accordance with the guidance under SFAS No. 133, as amended and interpreted. As of the adoption date, the other comprehensive loss related to the de-designation of interest rate hedges was $69.9 million. To the extent that the forecasted rolls on repurchase agreement transactions continued as anticipated, the Company would have amortized this loss from other comprehensive loss into interest expense over the remaining original hedge period and all future changes in fair value would be reflected in the consolidated statement of operations. However, due to the significant RMBS sales activity and corresponding repurchase agreement repayment during the three months ended March 31, 2008, forecasted rolls on the repaid repurchase agreements are not continuing as anticipated. As a result, a loss of $91.7 million was recognized in the condensed consolidated statement of operations in net (loss) gain on derivatives and the corresponding cumulative net loss relating to newly and previously de-designated interest rate swaps in other comprehensive loss was removed. The remaining $0.3 million in terminated and de-designated swaps cumulative net loss in other comprehensive loss as of March 31, 2008 will be amortized over the remaining original hedge period. Additionally, the Company recorded a net increase to interest expense of $5.3 million during the three months ended March 31, 2008 related to the amortization of de-designated and terminated interest rate swaps.
     As of March 31, 2007, the Company held 185 designated interest rate swaps with notional amounts outstanding of $6.0 billion and 12 undesignated interest rate swaps with notional amounts outstanding of $401.0 million. For the three months ended March 31, 2007, the Company recognized a net decrease to interest expense of $14.2 million related to designated cash flow hedging. Included in these amounts was the effect of ineffectiveness, which decreased interest expense $21,000 for the three months ended March 31, 2007. For the three months ended March 31, 2007, the Company recognized a net loss of $0.5 million on derivatives related to undesignated interest rate swaps. The weighted average fixed rate payable on the cash flow hedges and undesignated interest rate swaps as of March 31, 2007 was 4.75% and 5.17%, respectively.
Interest Rate Cap
     As of March 31, 2008, the Company held one interest rate cap with a notional amount of $40.0 million. As of March 31, 2008, the cap had a net negative fair value of $0.2 million recorded in derivative liabilities in the condensed consolidated balance sheet. The Company will receive payments based on the spread in rates, if the three-month LIBOR rate increases above a certain agreed upon contractual rate, and the Company will make payments based on a nominal fixed interest rate. For the three months ended March 31, 2008, the Company recognized a gain of $30,300 in net (loss) gain on derivatives related to the interest rate cap.
Credit Default Swaps
     As of March 31, 2008, the Company held four credit default swaps as the protection seller, with an aggregate notional amount of $15.0 million. A credit default swaps is a financial instrument used to transfer the credit risk of a reference entity from one party to another for a specified period of time. In a standard credit default swap contract, one party, referred to as the protection buyer, purchases credit default protection from another party, referred to as the protection seller, for a specific notional amount of obligations of a reference entity. In these transactions, the protection buyer pays a premium to the protection seller. The premium is generally paid quarterly in arrears, but may be paid in full up front in the case of a credit default swaps with a short maturity. Generally, if a pre-defined credit event occurs during the term of the credit default swap, the protection seller pays the protection buyer the notional amount and takes delivery of the reference entity’s obligation. As of March 31, 2008, these credit default swaps’ had a negative fair value of $0.6 million recorded in derivative liabilities in the condensed consolidated balance sheet. For the three months ended March 31, 2008 and 2007, the Company recognized net loss of $2.2 million and net gain of $0.9 million in net (loss) gain on derivatives, respectively, related to its credit default swaps.
Total Return Swaps
     As of March 31, 2008, the Company held two total return swaps with aggregate notional amounts of $14.5 million, a gross positive fair value of $23,000 and a gross negative fair value of $1.3 million recorded in derivative assets and derivative liabilities, respectively, in the condensed consolidated balance sheet. Total return swaps are financial instruments which provide the holder with a total return on an underlying asset (for example, a syndicated bank loan or bond) offset by the cost of financing. For the three months ended March 31, 2008 and 2007, the Company recognized a net loss of $1.2 million and a net gain of $0.3 million in net (loss) gain on derivatives, respectively, related to total return swaps.
Warrants
     As of March 31, 2008, the Company held warrants to purchase shares of four companies with respect to which the Company is also a debt holder. These warrants were issued in connection with renegotiations of the original loan agreements. As of March 31, 2008, these warrants had a fair value of $1.2 million, recorded in derivative assets in the condensed consolidated balance sheet. The Company is carrying these instruments at fair value. For the three months ended March 31, 2008, the Company recognized a net loss of $0.1 million in net (loss) gain on derivatives, related to warrants.
11. IMPAIRMENT OF INTANGIBLE ASSETS AND GOODWILL
     During the three months ended March 31, 2008, the Company recorded $7.9 million in impairment on intangible assets. This impairment consists of $4.6 million for the intangible asset related to the Company’s investment fund that liquidated on April 30, 2008 due to significant redemptions and $3.3 million for the intangible asset related to the management contract for one of the Euro-denominated CDOs that triggered a market value event of default, resulting in the CDO being placed in receivership and pending liquidation.
     During the three months ended March 31, 2008, the Company also recorded a $20.0 million impairment on goodwill. Although a significant amount of time had not passed since the Merger, the significant decline in the overall market value of the Company during the first quarter of 2008 was a triggering event for an analysis for possible goodwill impairment. Although the estimated cash flows generated by the Investment Management segment are generally expected to be consistent with the estimated cash flows at the time of the Merger, the market multiple for the companies that the Company considered comparable had decreased. This decline in market multiples largely contributed to the $20.0 million of goodwill impairment.
12. REPURCHASE AGREEMENTS
     Repurchase agreements are short term borrowings from financial institutions that bear interest rates that have historically moved in close relationship to the one-month, two-month or three-month LIBOR. As of March 31, 2008, the Company had repurchase agreements outstanding in the amount of $1.4 billion (including $1.1 million of accrued interest). As of March 31, 2008, the repurchase agreements had a weighted-average borrowing rate of 2.02%.
     As of March 31, 2008, the repurchase agreements outstanding had remaining maturities as summarized below:

	Overnight	Between
	1 Day or	2 and 30
	Less	Days	Total
	(In thousands)

RMBS:
Estimated fair value of securities pledged, including accrued interest (1)	$7,036	$433,572	$440,608
Repurchase agreement liabilities associated with these securities	2,371	422,472	424,843
Weighted average interest rate of repurchase agreement liabilities	3.04%	3.23%	3.23%
U.S. Treasury bills:
Estimated fair value of securities pledged, including accrued interest	$—	$999,300	$999,300
Repurchase agreement liabilities associated with these securities	—	997,708	997,708
Weighted average interest rate of repurchase agreement liabilities	—	1.50%	1.50%
Other investments:
Estimated fair value of securities pledged, including accrued interest (1)	$—	$2,147	$2,147
Repurchase agreement liabilities associated with these securities	—	1,322	1,322
Weighted average interest rate of repurchase agreement liabilities	—	3.61%	3.61%
Total:
Estimated fair value of securities pledged, including accrued interest (1)	$7,036	$1,435,019	$1,442,055
Repurchase agreement liabilities associated with these securities	2,371	1,421,502	1,423,873
Weighted average interest rate of repurchase agreement liabilities	3.04%	2.02%	2.02%

(1)	Represents the current fair value of securities delivered as collateral at the inception of the repurchase agreement, including accrued interest.

     As of March 31, 2008, the fair value of the investments pledged and repurchase agreement liabilities include accrued interest as follows:

	Accrued Interest
	Included in	Accrued Interest
	Estimated	Included in
	Fair Value of	Repurchase Agreement
	Securities Pledged	Liabilities
Type of Investment Pledged	(In thousands)

RMBS	$1,911	$854
U.S. Treasury bills	—	208
Other investments	5	2

	$1,916	$1,064

     As of March 31, 2008, the Company had amounts at risk with the following repurchase agreement counterparties:

		Weighted-Average
		Maturity of Repurchase
	Amount at Risk (1)	Agreements
	(In thousands)	(In days)
Repurchase Agreement Counterparties:
Bank of America Securities LLC	$3,578	7
Barclays Bank Plc.	1,325	3
Deutsche Bank Securities Inc.	4,663	1
Fortis Securities LLC	7,790	4
Lehman Brothers Inc.	1,105	14

Total	$18,461	4

(1)	Equal to the fair value of securities pledged (including net additional repurchase agreement collateral pledged of as March 31, 2008 of $279,016, which includes $1,224 of accrued interest) and related accrued interest receivable and dividends, minus repurchase agreement liabilities and related accrued interest payable.
     During the three months ended March 31, 2008, repurchase agreement liabilities declined by $3.9 billion as a result of the significant RMBS sales during the same period. The three largest providers of repurchase agreement financing represented 81.6%, 17.5% and 0.7% of the $1.4 billion of repurchase agreement liabilities as of March 31, 2008. See Note 13 for additional discussion concerning securities received and pledged as collateral.
13. SECURITIES RECEIVED AND PLEDGED AS COLLATERAL
     The Company receives collateral in connection with derivative and repurchase agreement transactions. The Company generally is permitted to sell or repledge these securities held as collateral. At March 31, 2008, the fair value of securities received as collateral that the Company was permitted to sell or repledge was $2.7 million. The Company did not repledge any of the se securities as of March 31, 2008.
     The Company also pledges its own assets to collateralize its repurchase agreements and in connection with derivative transactions. These securities owned and pledged, where the counterparty has the right by contract or custom to sell or repledge the financial instruments, were approximately $1.5 billion as of March 31, 2008. As of March 31, 2008, owned securities pledged consisted of $1.4 billion of securities pledged as initial collateral on with repurchase agreements, $2.5 million pledged in conjunction with short term debt, $0.3 million pledged as additional collateral on repurchase agreements and $0.3 million pledged as collateral on derivative agreements.
14. SHORT TERM DEBT
     The Company holds two notes collateralized by investments in preferred shares of CDOs managed by the Company. The Euro-denominated, limited recourse note and corresponding pledged preferred shares represented a carrying value of $0.3 million and zero, respectively, at March 31, 2008, based on the March 31, 2008 exchange rate. The note bears interest at Euribor plus 1.0% and matures in May 2009. The note may be prepaid. Required principal payments on the note are equal to 100% of preferred share distributions and 50% of all management fees received from such CDO until the note is paid in full. The U.S. dollar denominated, limited recourse note and corresponding pledged preferred shares represented a carrying value of $0.7 million and $2.5 million, respectively. The note may be prepaid. The note bears interest at LIBOR plus 0.4% and has no stated maturity. Required principal payments on the note are equal to 62.5% of all management fees and preferred share distributions received from such CDO until the note is paid in full.
     The Company assumed a $10.0 million revolving note with no amounts outstanding in connection with the Merger. This note was mutually terminated in February 2008.
15. LONG TERM DEBT
     The following table summarizes the Company’s long term debt as of March 31, 2008:

		Weighted	Fair Value
	Carrying	Average	of Collateral
	Value	Rate	(including accrued interest)
	(In thousands)
Wachovia Facility	$76,435	5.28%	$119,539
Market Square CLO	276,000	4.39%	270,528
DFR MM CLO	231,000	4.48%	310,957
Trust preferred securities	123,717	6.02%	n/a
Series A Notes & Series B Notes	71,314	9.73%	197,366(	1)

Total long term debt	$778,466	5.25%	$898,390

(1)	Includes the assets of Deerfield, as issuer of the Series A Notes and Series B Notes, but does not include the assets of any guarantors thereof.

n/a — not applicable
     On February 29, 2008, the Company entered into a letter agreement (the “Letter Agreement”) with the representative of the holders of its trust preferred securities. The Letter Agreement provides a waiver of any prior noncompliance by Deerfield Capital LLC (“DC LLC”) with the minimum net worth covenant (the “Net Worth Covenant”) contained in the indenture governing the trust preferred securities issued by Deerfield Capital Trust I and waives any future noncompliance with the Net Worth Covenant through the earlier to occur of March 31, 2009 or the date the Company enters into supplemental indentures relating to Deerfield Capital Trust I, Deerfield Capital Trust II and Deerfield Capital Trust III (the “Trusts”) on agreed upon terms. The Company and the representative of the trust preferred securities agreed in the Letter Agreement that the Net Worth Covenant will be amended to include intangible assets and to reduce the threshold from $200.0 million to $175.0 million. The Company also agreed in the Letter Agreement that it will not allow DCM to incur more than $85.0 million of debt, it will conduct all of its asset management activities through DCM, it will not amend the Series A Notes or Series B Notes, except in specified circumstances, it may permit payments in kind, in lieu of cash interest, on the Series A Notes and Series B Notes subject to the $85.0 million cap described above and it will not allow a change of control of DCM or a sale, transfer, pledge or assignment of any material asset of DCM. The Company further agreed that the provisions described above will be applicable in most instances to the trust preferred securities issued by each of the Trusts. See Note 22 for a discussion of the supplemental indentures entered into in May 2008.
     On March 14, 2008, the Company entered into waivers with the holders of its Series A Notes and Series B Notes. The waivers extend through March 31, 2009 (the “Waiver Period”), and waive compliance with certain portions of a REIT qualification covenant contained in the related note purchase agreements. Pursuant to the waivers, the Company has agreed to use reasonable best efforts to meet the requirements to qualify as a REIT during the Waiver Period. Additionally, see Note 22 for discussions to address certain covenant violations.
     The Company’s alternative asset revolving warehouse funding facility with Wachovia Capital Markets, LLC (the “Wachovia Facility”) was subject to renewal on April 8, 2009. See Note 22 for a discussion of the impact of the non-renewal of the Facility, as well as actions to address certain covenant violations.
16. STOCKHOLDERS’ EQUITY
     The 14,999,992 shares of Series A cumulative convertible preferred stock issued in connection with the Merger (the “Series A Preferred Stock”) were converted into common stock, on a one-for-one basis, by approval of a majority of the holders of outstanding shares of the Company’s common stock at a special meeting on March 11, 2008.
     The Company granted 2,097,283 performance shares with a fair value of $2.8 million (the “Performance Shares”) to certain of its employees to satisfy a portion of the accrued liabilities reflected as of December 31, 2007 relating to incentive compensation earned by those employees in 2007. Each of the Performance Shares represents the right to receive one share of the Company’s common stock on March 3, 2011, subject to forfeiture and acceleration upon the occurrence of certain specified events. The number of Performance Shares granted to each employee is subject to adjustment for dividends or other distributions paid between March 3, 2008 and March 3, 2011 and may also be adjusted, as determined by the Company’s board of directors (the “Board”), in connection with any stock dividends, stock split-ups, subdivisions or consolidations of shares (including reverse stock splits) or similar changes in the Company’s capitalization.
     On March 11, 2008 the Company’s stockholders approved an amendment and restatement of the Company’s Stock Incentive Plan (the “Plan”) to, among other matters, increase the shares of the Company’s common stock reserved for issuance under the Plan from 2,692,313 to 6,136,725.
     The following table summarizes changes in restricted stock grants (number of shares) for the three months ended March 31, 2008:

Non-vested as of December 31, 2007	97,403
Granted	—
Vested	(32,468)
Forfeiture	(649)

Non-vested as of March 31, 2008	64,286

     In March 2008, in accordance with the compensation arrangements for the Board, 2,000 shares with a fair value of approximately $3,000 were granted to the interim chairman of the Board.
17. COMPUTATION OF EARNINGS PER SHARE
     The following table presents the calculation of basic and diluted earnings per share:

	Three months ended March 31,
	2008	2007
	(in thousands, except per share data)
Net (loss) income	$(463,610)	$22,527

Weighted average shares used in basic computation:
Common Stock	54,965	51,587

Dilutive effect of:
Unvested restricted stock	—	96
Unexercised options to purchase common stock	—	80

Weighted average shares used in diluted computation	54,965	51,763

Net (loss) income per share — basic	$(8.43)	$0.44

Net (loss) income per share — diluted	$(8.43)	$0.44

     The following potentially dilutive shares are not included in calculation of diluted net loss per share for the three months ended March 31, 2008 because their effect is anti-dilutive: the 2,097,283 Performance Shares and the 14,999,992 shares of Series A Preferred Stock.

18. ACCUMULATED OTHER COMPREHENSIVE LOSS
     The following is a summary of the components of accumulated other comprehensive loss:

	For the three months ended March 31, 2008
	Available-for-	Cash Flow	Foreign Currency
	Sale Securities	Hedges	Translation	Total
	(In thousands)
Beginning balance — December 31, 2007	$13,413	$(97,239)	$43	$(83,783)
Unrealized net loss for the period	(2,111)			(2,111)
Cumulative effect adjustment from the adoption of SFAS No. 159	(14,914)	—	—	(14,914)
Foreign currency translation	—	—	28	28
Reclassification adjustments:
Accelerated amortization (1)	—	91,651	—	91,651
Hedging amortization recognized in earnings	—	5,253	—	5,253

Ending balance — March 31, 2008	$(3,612)	$(335)	$71	$(3,876)

(1)	Due to the repayments of repurchase agreement obligations during the three months ended March 31, 2008, $91.7 million was reclassified from other comprehensive loss to net (loss) gain on derivatives related to the change in forecasted repurchase agreement transactions.
19. INCOME TAXES
     The Company has elected to be taxed as a REIT. Accordingly, the Company is currently required to distribute 100% of its taxable income to stockholders and satisfy certain assets, income, stock ownership and record keeping requirements.
     To qualify as a REIT, at the end of each calendar quarter, at least 75% of the value of the Company’s total assets must consist of qualifying assets, including real estate assets, cash and cash items (including receivables) and government securities. On March 31, 2008, the Company held $1.0 billion in U.S. Treasury bills. U.S. Treasury bills are a security class in which the Company previously had not had a significant investment and were purchased because holding these securities assisted the Company in complying with the applicable REIT asset tests as of March 31, 2008. The Company liquidated its U.S. Treasury bill holdings during April 2008. The Company does not expect to hold a significant amount of U.S. Treasury bills as part of its long term investment strategy going forward.
     To qualify as a REIT, the Company must also satisfy annual gross income tests. As a result of the sale of substantially all of the AAA-rated non-Agency RMBS portfolio and a large portion of the Agency RMBS portfolio, the Company’s ongoing compliance with the requirements for REIT qualification, including compliance with the annual gross income tests for its 2008 taxable year, may be challenging. The Company is pursuing strategies to maintain its REIT qualification, although there is no assurance that it will be successful in this regard. The Company is exploring alternative corporate structures and strategic opportunities in order to maximize value for its stockholders. If the Company fails to qualify as a REIT for the 2008 taxable year, it will be subject to regular corporate income tax, which could have an adverse impact on the Company’s results of operations and amounts available for distribution to its stockholders, and the Company would be prevented from qualifying as a REIT until its 2013 taxable year.
     So long as the Company qualifies as a REIT, it is able to pass through substantially all of its earnings generated at the REIT level to stockholders without paying income tax at the corporate level. However, the Company holds various assets in domestic taxable REIT subsidiaries (“TRSs”). TRSs are taxable as C corporations and subject to federal, state and local taxes to the extent they generate net taxable income.
     The Company formed Deerfield TRS Holdings, Inc. to make, from time to time, certain investments that would not be REIT qualifying investments if made directly by DFR and to earn income that would not be REIT qualifying income if earned directly by DFR. The Company also owns all of its investment in DFR MM CLO through five domestic TRSs to help with qualification as a REIT for U.S. federal income tax purposes.
     As a result of the Merger the Company made elections to treat DFR TRS I Corp. and DFR TRS II Corp. as TRSs. These TRSs are the equity owners of Deerfield and were formed to hold the Company’s investments in Deerfield, which would not be a REIT qualifying asset if held directly by DFR, and to earn the income of Deerfield, which would not be REIT qualifying income if earned directly by DFR.
     Market Square CLO, DFR MM CLO, and Deerfield TRS (Bahamas) Ltd. (“Deerfield Bahamas”), are foreign TRSs that are generally exempt from federal and state income taxes because they restrict their activities in the United States to trading stocks and securities for their own accounts. The Company is required to include, on an annual basis, foreign TRS taxable income in its calculation of its REIT taxable income (unless received by a domestic TRS), regardless of whether that income is distributed to the Company.
     For the three months ended March 31, 2008, the Company recorded an income tax benefit of $7.2 million. As of March 31, 2008, the net deferred tax asset was $11.8 million and the current tax liability was $4.4 million classified within accrued and other liabilities on the condensed consolidated balance sheet.
     The Company operates in such a way as to avoid regulation under the 1940 Act. Historically, the Company has done so primarily by ensuring that 55% of the assets of DC LLC are mortgage loans and other qualifying assets. As a result of the sales of RMBS during the three months ended March 31, 2008, DC LLC no longer complies with this test. Accordingly, the Company now relies on a safe harbor exemption for companies that have a bona fide intent to be engaged in an excepted activity but that temporarily fail to meet the requirements of their exemption from registration as an investment company. If the Company is unable to restore its assets to compliance with the usual tests within a one-year period, the Company may be required either to register as an investment company or to acquire or dispose of assets in order to meet the long term exemption.
20. SEGMENT REPORTING
     The Company began operating in two reportable segments, Principal Investing and Investment Management, following the completion of the Merger. Management evaluates the performance of each business unit based on segment results, expenses and revenues. It is also important to understand when viewing segment results that they include direct and allocated expenses and revenues.
     The following summarizes the financial information concerning the Company’s reportable segments for the three months ended March 31, 2008 as described in Note 1:

	For three months ended March 31, 2008
	(In thousands)
		Investment
	Principal Investing	Management	Eliminations		Consolidated
Interest income	$61,008	$342	$—		$61,350
Interest expense	45,629	1,971	—		47,600

Net interest income (expense)	15,379	(1,629)	—		13,750

Total net revenues	13,179	14,449	(3,959	)(1)	23,669
Net loss	(442,837)	(20,773)	—		(463,610)
Depreciation and amortization	—	2,687	—		2,687
Income tax expense (benefit)	1,468	(8,670)	—		(7,202)

	As of March 31, 2008
	(In thousands)
Identifiable assets	$2,280,464	$197,366	$(1,528	)(2)	$2,476,302

(1)	Represents the fees charged to the Principal Investing segment by the Investment Management segment on a cost plus basis for investment advisory, management and operational services.

(2)	Represents the payable for fees charged to the Principal Investing segment by the Investment Management segment and the intercompany receivable from the Principal Investing segment for expenses paid by the Investment Management segment which have not yet been reimbursed by the Principal Investing segment.
21. COMMITMENTS AND CONTINGENCIES
Legal Proceedings
     As of March 31, 2008, the Company had received, and produced documents in response to, a subpoena received from the SEC pursuant to a formal order of investigation relating to certain practices associated with the offer, purchase or sale of collateralized mortgage obligations and real estate mortgage investment conduits (“REMICs”) and the creation of re-REMICs. The information requested related to certain mortgage securities transactions effected by DCM for the Company in 2005 and 2006. The Company cannot predict the outcome of this investigation.

     In the ordinary course of business, the Company may be subject to legal and regulatory proceedings that are generally incidental to its ongoing operations. While there can be no assurance of the ultimate disposition of such proceedings, the Company does not believe their disposition will have a material adverse effect on the Company’s consolidated financial statements.
Other Commitments
     The timing and amount of additional funding on certain bank loans are at the discretion of the borrower. The Company had unfunded commitments of $10.4 million as of March 31, 2008.
22. SUBSEQUENT EVENTS
     On May 6, 2008, the Company entered into three supplemental indentures, (the “Supplemental Indentures”), with the holders of the trust preferred securities issued by each of the Trusts as contemplated by the Letter Agreement. The terms of the Supplemental Indentures are consistent with and supersede the terms of the Letter Agreement and provide for minimum consolidated net worth covenants of $175.0 million, including intangible assets. The Supplemental Indentures also provide that the Company will not allow DCM to incur more than $85.0 million of debt, that the Company will cause DCM to be solely responsible for all of the Company’s asset management activities, that the Company will not amend the Series A Notes or Series B Notes, except in specified circumstances, that the Company may permit payments in kind, in lieu of cash interest, on the Series A Notes and Series B Notes subject to the $85.0 million cap described above and that the Company will not sell, transfer, pledge or issue ownership interests in DCM or sell, transfer, pledge or assign any material asset of DCM. The Supplemental Indentures also include new events of default if the holders of the Series A Notes or the Series B Notes exercise any rights of foreclosure or take affirmative steps in furtherance of a foreclosure against the Company’s collateral.
     On May 12, 2008, the Company entered into an amendment to the note purchase agreement for each of the Series A Notes and the Series B Notes that amended, among other provisions, certain covenants in order to permit the maintenance of intercompany notes issued to DFR by, and by DFR to, certain of its subsidiaries as well as a letter of credit required under the lease for the Rosemont, Illinois offices. In connection with such amendment, the Company agreed to appoint to the board of managers of each of Deerfield and DC LLC one “special manager” nominated by holders of each of the Series A Notes and the Series B Notes and to amend the organizational documents of each of Deerfield and DC LLC to provide that the dissent of both such special managers will serve as a veto on any decision by the board of managers of such entity to voluntarily institute proceedings to be adjudicated bankrupt or insolvent or the taking of similar actions. Neither DC LLC nor Deerfield has any current plans to institute any such proceeding. The amendments further provide that, other than the dissent right described above, such special managers shall not have any right to direct or participate in the management of Deerfield or DC LLC, as the case may be.
     On April 8, 2008, Wachovia informed the Company that the financial institutions party to the Wachovia Facility would not renew the Wachovia Facility. As a result, the Company is unable to undertake additional borrowings under the Wachovia Facility and is required to use all principal, interest and other distributions on the assets purchased under the Wachovia Facility to repay all borrowings thereunder. The Company had not undertaken any borrowings under the Wachovia Facility to purchase any assets since July 2007. Unless the Company is able to negotiate an amendment with Wachovia, a termination event will be triggered under the Wachovia Facility if the Company fails to complete a second securitization by September 2008, which would give Wachovia the right to liquidate the assets under the Wachovia Facility in an amount necessary to repay all outstanding borrowings thereunder.
     On May 12, 2008, the Company entered into a forbearance agreement with respect to the covenant under the Wachovia Facility that the Company maintain stockholders’ equity of at least $240.0 million (the “Stockholders’ Equity Covenant”). The forbearance agreement provides that no action will be taken in respect of any prior noncompliance with the Stockholders’ Equity Covenant and waives through September 10, 2008 any future noncompliance with the Stockholders’ Equity Covenant or the concentration limits relating to the composition of the collateral under the Wachovia Facility. In accordance with the forbearance agreement, the Company was required to immediately contribute $3.0 million to the Wachovia Facility to reduce borrowings. Additionally, under the forbearance agreement, on or prior to July 17, 2008, the Company must contribute additional funds, if any, necessary to reduce to a specified level the ratio of borrowings to 55% of the aggregate par value of collateral held under the Wachovia Facility (less certain adjustments). In the event the specified ratio is not attained by July 17, 2008, the forbearance agreement (including the waiver described above) will terminate on that date. In connection with the forbearance agreement, the Company also entered into an amendment of the Wachovia Facility which, among other things, increases the interest rate payable under the Wachovia Facility from LIBOR plus 200 basis points to LIBOR plus 250 basis points and eliminates the quarterly servicer fee payable to the Company, which will instead be used to repay borrowings under the Wachovia Facility.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The statements in this discussion regarding the industry outlook, our expectations regarding the future performance of our business, and the other non-historical statements in this discussion are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in this quarterly report on Form 10-Q on page 3 under the title “Special Note Regarding Forward Looking Statements” and our Annual Report on Form 10-K filed on February 29, 2008, as amended, in “Part I - Item 1A. Risk Factors.” You should read the following discussion together with our condensed consolidated financial statements and notes thereto included in “Part I — Item 1. Financial Statements” of this Form 10-Q. Unless otherwise noted or the context otherwise requires, we refer to Deerfield Capital Corp. as “DFR,” “we,” “us,” “our,” or “our company,” to Deerfield & Company LLC, one of our indirect wholly-owned subsidiaries, as “Deerfield,” and to Deerfield Capital Management LLC, our former external manager and another of our indirect wholly-owned subsidiaries, as “DCM.” We refer to our acquisition of Deerfield pursuant to a merger agreement dated as of December 17, 2007 among us, DFR Merger Company, LLC (our wholly-owned subsidiary that was merged into Deerfield), Deerfield and Triarc Companies, Inc., or Triarc (as sellers’ representative), by which DFR Merger Company, LLC was merged with and into Deerfield on December 21, 2007, as the “Merger.”
     General
     DFR has elected to be taxed as a real estate investment trust, or REIT, and has an approximate $2.2 billion investment portfolio as of March 31, 2008. Our portfolio is comprised primarily of fixed income investments, including residential mortgage-backed securities, or RMBS, U.S. government securities and corporate debt. In addition, through our subsidiary DCM, we managed approximately $14.2 billion of client assets (approximately $595.2 million of which is also included in our investment portfolio), including government securities, corporate debt, RMBS, commercial real estate and asset-backed securities, or ABS, as of April 1, 2008.
     Overview
     During the first three months of 2008, we were adversely impacted by the continuing deterioration of global credit markets. The most pronounced impact was on our AAA-rated non-Agency RMBS portfolio (as defined below). This portfolio experienced a significant decrease in value during the first three months of 2008 fueled by the ongoing liquidity crisis. This negative environment had several impacts on our ability to successfully finance and hedge our RMBS assets. First, as financing conditions worsened and the value of our AAA-rated non-Agency RMBS portfolio declined, we sold a significant portion of our AAA-rated non-Agency RMBS and Agency RMBS to improve our liquidity.
     Second, repurchase agreement counterparties in some cases ceased financing non-Agency collateral (including AAA-rated collateral such as ours) and, in other cases, significantly increased the equity, or “haircut,” required to finance such collateral. The more limited number of available counterparties further restricted our ability to obtain financing on favorable terms.
     Finally, we have a long standing practice of hedging a substantial portion of the interest rate risk that we incur in connection with financing the RMBS portfolio. This hedging is generally accomplished through interest rate swaps under which we agree to pay a fixed interest rate in return for receiving a floating interest rate. As the credit environment worsened in early 2008, creating a flight to U.S. Treasury securities and prompting further Federal Reserve rate cuts, interest rates decreased sharply. This, in turn, required us to post additional collateral to support declines in the interest rate swap portfolio. While Agency RMBS demonstrated offsetting gains providing releases of certain margin, AAA-rated non-Agency RMBS experienced significant price declines which, coupled with losses on our interest rate swap portfolio, exacerbated the strain on our liquidity.
     The combined impact of these developments resulted in the acceleration of our strategy to decrease investment in AAA-rated non-Agency RMBS and to seek to liquidate other assets to significantly reduce leverage in our balance sheet in an effort to support liquidity needs. Specifically, the following actions were taken during the three months ended March 31, 2008 to maintain what we believe to be an appropriate level of liquidity:
•	Agency RMBS with an amortized cost of $4.6 billion were sold at a net realized gain of $24.4 million.
•	AAA-rated non-Agency RMBS with an amortized cost of $1.6 billion were sold at a net realized loss of $193.5 million.
•	The net notional amount of interest rate swaps used to hedge the RMBS portfolio was reduced by $6.2 billion. Net losses in this portfolio since December 31, 2007 totaled $219.3 million.

     As of March 31, 2008, our Agency RMBS and AAA-rated non-Agency RMBS portfolios were $437.9 million and $29.7 million, respectively. This represents an approximately 93% reduction in our RMBS holdings since December 31, 2007.
     Our reduced leverage has resulted in improved stability in our liquidity position. Unencumbered RMBS and unrestricted cash and cash equivalents aggregated approximately $56.4 million at March 31, 2008. In addition, net equity in the financed RMBS portfolio (including associated interest rate swaps), excluding the unencumbered RMBS included above, totaled approximately $35.2 million at March 31, 2008. In total, we had cash, unencumbered liquid securities and net equity in financed liquid securities of approximately $91.6 million as of March 31, 2008. We believe our current cash and cash equivalents, unencumbered liquid assets and net equity in the financed RMBS portfolio along with financing sources and cash flows from operations are adequate to meet anticipated liquidity requirements through March 31, 2009.
     Our Series A Cumulative Convertible Preferred Stock issued in connection with the Merger was converted into common stock, on a one-for-one basis, by approval of a majority of the holders of outstanding shares of our common stock at a special meeting held on March 11, 2008. As of March 31, 2008, our book value was $3.26 per share, and leverage was 10.1 times equity. We expect to optimize the Investment Management segment and launch new products that will diversify our revenue streams while focusing on our core competencies of credit analysis and asset management. We believe that the growth of fee based income through the management of alternative investments products will provide the most attractive risk-adjusted return on capital.
Our Business
     Our business is managed in two operating segments: Principal Investing and Investment Management. Our Principal Investing segment is comprised primarily of Agency RMBS, government securities and Corporate Loans (as defined below). Our Investment Management segment involves managing a variety of investment products including private investment funds, collateralized debt obligations, or CDOs, and separately managed accounts.
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

     The following table is a summary of our Principal Investing segment by asset class:

	March 31, 2008
	Carrying	% of Total
	Value	Investments
Principal Investments	(In thousands)
Real Estate Investments:
RMBS (1)	$467,651	21.7%
Commercial real estate loans and securities (2)	23,750	1.1%

	491,401	22.8%

Government Investments:
U.S. Treasury bills	999,300	46.3%

Corporate Investments:
Corporate leverage loans:
Loans held in DFR MM CLO	277,481	12.9%
Loans held in Wachovia Facility	105,698	4.80%
Other corporate leveraged loans (3)	23,798	1.20%
Assets held in Market Square CLO (4)	251,517	11.7%
Equity securities	5,472	0.2%
Other investments	2,142	0.1%

	666,108	30.9%

Total Investments	2,156,809	100.0%

Allowance for loan losses	(7,500)

Net Investments	$2,149,309

(1)	RMBS are either Agency RMBS or AAA-rated non-Agency RMBS.

(2)	Commercial real estate loans and securities include participating interests in commercial mortgage loans written down to zero as of March 31, 2008.

(3)	Other corporate leveraged loans exclude credit default and total return swaps.

(4)	Includes syndicated bank loans of $246.5 million, high yield corporate bonds of $3.2 million and ABS of $1.8 million as of March 31, 2008.
Investment Management Segment
     DCM manages investment accounts for various types of clients, including CDOs and a structured loan fund, private investment funds and separately managed accounts (separate, non-pooled accounts established by clients). Except for the separately managed accounts, these clients are collective investment vehicles that pool the capital contributions of multiple investors, which are typically financial institutions, such as insurance companies, employee benefits plans and “funds of funds” (investment funds that in turn allocate their assets to a variety of other investment funds). Our teams that manage these accounts are supported by various other groups within DCM, such as risk management, systems, accounting, operations and legal. DCM enters into an investment management agreement with each client, pursuant to which the client grants DCM discretion to purchase and sell securities and other financial instruments without the client’s prior authorization.
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

AUM
     The following table summarizes the assets under management, or AUM, for each of the Investment Management segment product categories as of April 1, 2008:

	Number of	AUM as of
	Accounts	April 1, 2008 (1)
		(In thousands)
CDOs (2)
Bank loans (3)	16	$5,907,280
Investment grade credit	2	636,145
Asset-backed securities	13	6,675,779

Total CDOs	31	13,219,204
Investment Funds (4)
Fixed income arbitrage	2	618,540

Separately Managed Accounts (5)	6	399,006

Total AUM (6)		$14,236,750

(1)	AUM numbers are reported as of April 1, 2008, rather than as of March 31, 2008, to be inclusive of investment fund contributions effective on the first of the month.

(2)	CDO AUM numbers generally reflect the aggregate principal or notional balance of the collateral and, in some cases, the cash balance held by the CDOs and are as of the date of the last trustee report received for each CDO prior to April 1, 2008. Our CDOs/Bank loans AUM includes AUM related to our structured loan fund.

(3)	The AUM for our two Euro-denominated CDOs has been converted into U.S. dollars using the spot rate of exchange on April 1, 2008.

(4)	The Number of Accounts for the Investment Funds does not include feeder funds, although some of our management fees are paid pursuant to contracts with those feeder funds.

(5)	AUM for certain of the separately managed accounts is a multiple of the capital actually invested in such account. Management fees for these accounts are paid on this levered AUM number.

(6)	Included in Total AUM are $294.7 million and $300.5 million related to Market Square CLO and DFR MM CLO, respectively, which amounts are also included in the total reported for the Principal Investing segment. DCM manages these vehicles but is not contractually entitled to receive any management fees from these CDOs for so long as 100% of the equity is held by DC LLC or an affiliate thereof. All other amounts included in the Principal Investing portfolio are excluded from Total AUM.
Trends
     The following trends may also affect our business:
     Liquidity. We depend on the capital markets to finance our investments in RMBS. We enter into repurchase agreements to provide short term financing for our RMBS portfolio. Commercial and investment banks have historically provided sufficient liquidity to finance our mortgage portfolio. Recent market events, however, have caused such firms to heighten their credit review standards and reduce the loan amounts available to borrowers, resulting in a decrease in overall market liquidity. This has reduced our access to repurchase financing, particularly with respect to the AAA-rated non-Agency portion of our RMBS portfolio. This reduction in liquidity reduced the market valuations of our AAA-rated non-Agency RMBS, which resulted in our need to post additional margin and, ultimately, to sell a significant portion of our RMBS portfolio at a time when we would not otherwise have chosen to do so. The current market dislocation has put significant downward pressure in the value of RMBS across the credit spectrum, resulting in significant losses, which has also had a significant negative effective on our liquidity.
     Although we do not have direct exposure to the sub-prime mortgage sector, the current default trends in that sector and the resulting weakness in the broader mortgage market could adversely affect our lenders, causing one or more of them to be unwilling or unable to provide us with additional or continuing financing. This could increase our financing costs and further reduce our liquidity. The failure of one or more major market participants could reduce the marketability of all fixed income securities, including Agency RMBS, which could reduce the value of the securities in our portfolio, thus reducing our net book value. If our lenders are unwilling or unable to provide us with additional financing, we could be forced to sell a large portion of our securities at an inopportune time or on unfavorable terms. However, because the vast majority of our current RMBS portfolio consists of Agency RMBS, we believe that we are better positioned to convert our investment securities to cash or to negotiate an extended financing term should our lenders reduce the amount of the liquidity available to us.

     Credit spreads. Over the past several years, the credit markets experienced tightening credit spreads (specifically, spreads between U.S. Treasury securities and other securities that are identical in all respects except for ratings) mainly due to the strong demand for lending opportunities. Over the second half of 2007 and the first quarter of 2008, however, there was significant widening of credit spreads across all of the credit markets. A continued widening could reduce our book value but could also have the positive effect of increasing net interest income on future investment opportunities. However, we would need to have additional capital available, either through debt financings or equity offerings, to take advantage of these investment opportunities. We are currently unable to take significant advantage of the increased yields available on investments due to a lack of available capital.
     CDO Financing and Management. The reduction in liquidity and widening of credit spreads have resulted in significant downward pressure on the market values of assets typically held in and financed by CDOs. These decreased market values, along with increased default rates on ABS and significant rating agency downgrades of the collateral underlying certain of our CDOs, has made it more likely that our CDOs may trigger certain of their structural protections or events of default, either of which would reduce our management fees and our AUM.
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
     Interest rate environment. From September 18, 2007 to March 31, 2008, the Federal Reserve decreased the Fed Funds rate on six occasions by an aggregate of 300 basis points, from 5.25% to 2.25%. The Fed Funds rate is the interest rate at which depository institutions lend balances at the Federal Reserve to other depository institutions overnight. These decreases caused a drop in London interbank offered rate, or LIBOR, rates as well as a comparable decrease in our short term borrowing costs. Due to our interest rate hedging program, the changes in our borrowing costs were largely offset by our hedges, and our effective cost of funding remained relatively stable. Greater volatility in market interest rates will place greater reliance on the effectiveness of our interest rate hedging strategies including in the other funds we manage. Additionally, the fair value changes in the Agency RMBS portfolio associated with shifts in term interest rates were generally offset by our portfolio of swap hedges of varying maturities. Because we own hybrid adjustable mortgages which contain caps on the interest rate, a significant rise in rates after the initial fixed rate period would also decrease net interest income if the financing rate is higher than the capped rate.
     During the three months ended March 31, 2008, our AAA-rated non-Agency RMBS portfolio unexpectedly depreciated in value despite the reduction in interest rates. As a result, losses on swaps associated with hedging the AAA-rated non-Agency portfolio were not offset by gains in the AAA-rated non-Agency portfolio. These developments caused us to accelerate our strategy of decreasing our investment in AAA-rated non-Agency RMBS and to seek to liquidate other assets to significantly reduce leverage in our balance sheet and support liquidity needs.
     Shape of the yield curve. During the first quarter of 2008, the yield curve continued to steepen, with the yield on the three-month U.S. Treasury bill decreasing by 192 basis points, while the yield on the five-year U.S. Treasury note decreased by only 100 basis points. It is difficult to predict the future shape of the yield curve. If the yield curve continued to steepen, we would likely experience increases in our net interest income on our RMBS, as the financing of our RMBS is usually shorter in term than the fixed rate period of our RMBS, which is heavily weighted towards hybrid adjustable rate RMBS. Similarly, if the curve inverts, our net interest income would likely decrease. We expect our hedging program to offset some of the impact of changes in the shape of the yield curve, but, since we do not hedge 100% of our interest rate exposure, the impact from the hedges will not fully offset the impact to net interest income.
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
     Prepayment rates. Prepayment rates generally increase when interest rates fall and decrease when they rise, but the precise impact of interest rate changes on prepayment rates is difficult to predict. Prepayment rates also may be affected by other factors, including conditions in the housing and financial markets, conditions in the mortgage origination industry, general economic conditions and the relative interest rates on adjustable-rate and fixed-rate mortgage loans. Because interest rates have declined, we would expect to see an increase in the prepayment rates associated with our RMBS portfolio. If this occurred, our current portfolio, which is heavily weighted towards hybrid adjustable-rate mortgages, could experience decreases in its net interest income due to reinvestment opportunities being in a lower rate environment. Because a significant portion of our portfolio was purchased at a premium to par value, we would also expect to see an increase in premium amortization, reducing our profitability. In addition, a significant increase in prepayment rates could reduce our liquidity, as we would expect to experience an increase in margin calls from repurchase counterparties associated with the decline in the market value of the RMBS securing the repurchase financings.
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
     Reliance on Agency Ratings. Recently, there has been a lack of confidence among potential investors regarding the validity of the ratings provided by the major rating agencies. This lack of confidence in ratings has reduced investors’ confidence in assessing the credit profile of their investments and has resulted in significant price volatility in numerous asset classes.
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
Fair Value of Financial Instruments
     Effective January 1, 2008, we adopted Statement of Financial Accounting Standards, or SFAS, No. 157 Fair Value Measurements, or SFAS No. 157. SFAS No. 157 defines fair value, establishes a framework used to measure fair value and enhances disclosure requirements for fair value measurements. In accordance with SFAS No. 157, we have categorized our financial instruments, based on the priority of the valuation technique, into a three-level fair value hierarchy. The valuation hierarchy is based upon the transparency of the inputs to the valuation of the asset or liability as of the measurement date. A financial instrument’s categorization within the valuation hierarchy is based on the lowest level of input that is significant to the fair value measurement. The three levels are defined as follows:
Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
The types of assets carried at Level 1 generally are equity securities listed on an active exchange. We held no Level 1 securities as of March 31, 2008.
Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly, or indirectly, for substantially the full term of the financial instrument.
Our assets and liabilities that are generally included in this category are Agency RMBS, U.S. Treasury bills and interest rate derivatives. As of March 31, 2008, $1.4 billion, or 97.0%, of financial assets are classified as Level 2 within the fair value hierarchy, and $15.5 million, or 89.0%, of financial liabilities (consisting solely of derivative liabilities) are classified as Level 2.
Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement. This includes situations where there is little, if any, market activity for the asset or liability.
Our assets and liabilities that are generally included in this category are AAA-rated non-Agency RMBS, commercial mortgage-backed securities, or CMBS, certain loans held for sale, corporate bonds, preferred shares of CDOs, and credit default swaps, or CDS, and total return swaps. As of March 31, 2008, $43.7 million, or 3.0%, of financial assets are classified as Level 3 within the fair value hierarchy, and $1.9 million, or 11.0%, of financial liabilities (consisting solely of derivative liabilities) are classified as Level 3.

     Net transfers out of Level 3 into Level 2 during the three months ended March 31, 2008 were $29.7 million and represented Agency RMBS priced by management by reference to dealer quotes at January 1, 2008 and via modeled valuation with inputs observable in the market as of March 31, 2008.
     As defined in SFAS No. 157, fair value is the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation models involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments’ complexity. Beginning January 1, 2008, assets and liabilities recorded at fair value in the condensed consolidated financial statements are categorized for disclosure purposes based on the level of judgment associated with the inputs used to measure their value as described above.
     Many financial assets and liabilities have bid and ask prices that can be observed in the marketplace. Bid prices reflect the highest price that market participants are willing to pay for an asset. Ask prices represent the lowest price that market participants are willing to accept for an asset. For financial assets and liabilities whose inputs are based on bid-ask prices, our policy is to take the mid point in the bid-ask spread to value these assets and liabilities as a practical expedient of fair value permissible under SFAS No. 157.
     Fair value is a market-based measure considered from the perspective of the market participant who holds the asset or owes the liability rather than an entity-specific measure. Therefore, when market assumptions are not readily available, our own assumptions are set to reflect those that management believes market participants would use in pricing the asset or liability at measurement date.
     The availability of observable inputs can vary depending on the financial asset or liability and is affected by a wide variety of factors, including, for example, the type of product, whether the product is new, whether the product is traded on an active exchange or in the secondary market and the current market conditions. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment we exercise in determining fair value is greatest for assets classified in Level 3. In certain cases, inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy in which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety.
     We have controls in place to ensure that our fair valuations are appropriate. Any changes to the valuation methodology are reviewed by management to confirm that the changes are justified. As markets change and new products develop and the pricing for products become more or less transparent, we will continue to refine our valuation methodologies.
     Following is a description of the valuation methodologies used for instruments measured at fair value based on balance sheet classification, including the general classification of such instruments pursuant to the valuation hierarchy. We, from time to time, may make fair value adjustments to valuation methodologies described below under certain market conditions. We maintain a consistent policy and process for identifying when and how such adjustments should be made. To the extent a fair value adjustment is made by management, the valuation classification would generally be considered as Level 3 within the fair value hierarchy.
     Available-for-sale securities
     Available-for-sale securities include high-yield corporate bonds and ABS held in Market Square CLO Ltd, or Market Square CLO, CMBS and other investments. The fair value for high-yield corporate bonds represents a composite of the mid-point in the bid-ask spread of dealer quotes and are classified as Level 3 within the fair value hierarchy. The composite includes control procedures to identify outlying dealer quotes. The fair value of the available-for-sale CMBS is a model-based approach which includes, but is not limited to, spreads and prepayments rates which are generally observed in the market. The recent illiquidity in the CMBS market has limited the availability of market data included in the valuation models. As such, CMBS are classified as Level 3 within the fair value hierarchy until market liquidity improves. The ABS held in Market Square CLO and other investments were priced at the mid-point of the bid-ask spread of dealer quotes and are classified as Level 3 within the fair value heirarchy. Securities valued by management by reference to dealer quotes and other similar measures are classified as Level 3 within the fair value hierarchy.
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
     Additionally, for securities within the scope of Emerging Issues Task Force, or EITF, 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securities Financial Assets, or EITF 99-20, when adverse changes in estimated cash flows occur as a result of actual prepayment and credit loss experience, an other-than-temporary impairment is deemed to have occurred. Accordingly, the security is written down to fair value, and the unrealized loss is transferred from accumulated other comprehensive loss as an immediate reduction to current earnings. The cost basis adjustment is recoverable only upon sale or maturity of the security.
     Trading securities
     Trading securities include U.S. Treasury bills, preferred shares of CDOs and all RMBS. The U.S. Treasury bills are traded in a dealer market. The fair value for U.S. Treasury bills represents a composite of the mid point in the bid-ask spread of dealer quotes and are classified as Level 2 within the fair value hierarchy. The composite includes control procedures to identify outlying dealer quotes. The fair value for Agency RMBS generally represents a modeled valuation, which includes spreads and prepayment rates which are observable in the market. Agency RMBS are classified as Level 2 within the fair value hierarchy.
     The recent illiquidity in the AAA-rated non-Agency RMBS market has limited the availability of market data which is included in the valuation models. AAA-rated non-Agency RMBS are valued via model pricing and classified as Level 3 within the fair value hierarchy given this limited availability of observable market data. The AAA-rated non-Agency RMBS portfolio was priced by management by reference to dealer quotes and other market information as of March 31, 2008. Any securities valued via dealer quotes are classified as Level 3 within the fair value hierarchy.
     The preferred shares of CDOs are valued by management by considering, among other things, available broker quotes. If a broker quote is unavailable, the preferred shares of CDOs are valued using a discounted future cash flows model. Preferred shares of CDOs are classified as Level 3 within the fair value hierarchy.
     Derivative assets and liabilities
     All the derivatives we hold represent instruments traded in the over-the-counter market and are valued using internally-developed market-standard models. The inputs to the valuation models for the interest rate swaps, caps and floors represent observable market data available at commonly quoted intervals for the full terms of the contracts. All interest rate derivatives are classified as Level 2 within the fair value hierarchy. The significant inputs to the valuation models for CDS and total return swaps may contain a significant level of subjectivity. CDS swaps and total return swaps are classified as Level 3 within the fair value hierarchy.
     Loans Held for Sale
     Loans held for sale are carried at the lower of cost or fair value. If the fair value of a loan is less than its cost basis, a valuation adjustment is recognized in the condensed consolidated statement of operations, and the loan’s carrying value is adjusted accordingly. The valuation adjustment may be recovered in the event that the fair value increases, which is also recognized in the condensed consolidated financial statements. Loans held for sale are generally priced at a composite of the mid point in the bid-ask spread of dealer quotes or based on the composite price of a different tranche of the same security if dealer quotes are unavailable for the specific tranche we own. In rare circumstances, when no such quotes are available, pricing is based on a model. Loans held for sale priced in this manner are classified as Level 3 within the fair value hierarchy.
Fair Value Option
     On January 1, 2008, we also adopted SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities, or SFAS No. 159, which provides an option to elect fair value as an alternative measurement for selected financial assets not previously recorded at fair value. We elected the fair value option for RMBS and preferred shares of CDOs which were previously recorded as available-for- sale securities. In addition, the Company also elected to de-designate all previously designated interest rate swaps. Prior to adoption and de-designation, the RMBS, preferred shares of CDOs and designated interest rate swaps were carried at fair value with changes in value recorded directly into equity through other comprehensive loss, to the extent effective in the case of designated interest rate swaps. The election was applied to existing RMBS and preferred shares of CDOs as of January 1, 2008 and is also being applied prospectively to the same types of securities. Our fair value elections were intended to eliminate the operational complexities of applying hedge accounting while reducing the related future volatility in earnings. As of the adoption date, approximately $14.9 million of cumulative losses reflected in other comprehensive loss related to existing RMBS and preferred shares of CDOs with an estimated fair value at the adoption date of approximately $4.9 billion reflected was reclassified to retained earnings as a cumulative-effect transition adjustment. As of the fair value option election date, all RMBS previously classified as available-for-sale and preferred shares of CDOs were reclassified from available-for-sale securities to trading securities.
     As of January 1, 2008, the other comprehensive loss related to the de-designation of interest rate hedges was $69.9 million. To the extent that the forecasted rolls on repurchase agreement transactions continued as anticipated, we would have amortized this loss from other comprehensive loss into interest expense over the remaining original hedge period and all future changes in fair value would be reflected in the consolidated statement of operations. However, due to the significant RMBS sales activity and corresponding repurchase agreement repayment during the three months ended March 31, 2008, forecasted rolls on the repaid repurchase agreements are not continuing as anticipated. As a result, a loss of $91.7 million was recognized in the condensed consolidated statement of operations in net (loss) gain on derivatives and the corresponding cumulative net loss relating to newly and previously de-designated interest rate swaps in other comprehensive loss was removed. The remaining $0.3 million in terminated and de-designated swaps cumulative net loss in other comprehensive loss as of March 31, 2008 will be amortized over the remaining original hedge period. Additionally, we recorded a net increase to interest expense of $5.3 million during the three months ended March 31, 2008 related to the amortization of de-designated and terminated interest rate swaps.
Interest Income Recognition
     Interest income on our trading and available-for-sale securities is accrued based on the actual coupon rate and the outstanding principal amount of the underlying instruments. Premiums and discounts are amortized or accreted into interest income over the lives of the securities using a method that approximates the effective yield method in accordance with SFAS No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.
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
Investment Advisory Fees
     Investment advisory fees, which include various forms of management and performance fees, are received from the investment vehicles that we manage. These fees, paid periodically in accordance with the individual management agreements between DCM and the individual investment vehicles, are generally based upon the net asset values of investment funds and separately managed accounts and aggregate collateral amount of CDOs, as defined in the individual management agreements. Management fees are recognized as revenue when earned. In accordance with EITF Topic D-96, Accounting for Management Fees Based on a Formula, we do not recognize these fees as revenue until all contingencies have been removed. Contingencies may include the generation of sufficient cash flows by the CDOs to pay the fees under the terms of the related management agreements and the achievement of minimum CDO and fund performance requirements specified under certain agreements with certain investors. In connection with these agreements, we have subordinated receipt of certain of our management fees.
     Performance fees may be earned from the investment vehicles we manage. These fees are paid periodically in accordance with the individual management agreements between DCM and the individual investment vehicles and are based upon the performance of the investments in the underlying investment vehicles. Performance fees are recognized as revenue when the amounts are fixed and determinable upon the close of a performance period for the investment funds and the achievement of performance targets for the CDOs and any related agreements with certain investors.
Loans
     Our investments in loans are classified either as loans held for sale and carried on the condensed consolidated balance sheet at the lower of cost or fair value or as held for investment (referred to as “Loans” on the condensed consolidated balance sheet) and carried at amortized cost, with any premium or discount being amortized or accreted to income, and an allowance for loan losses, if necessary. We generally determine fair value for our loans held for sale by reference to price estimates provided by an independent pricing service. If an individual loan’s fair value is below its cost, a valuation adjustment is recognized in net gain (loss) on loans in our condensed consolidated statement of operations, and the loan’s cost basis is adjusted. This valuation allowance is recoverable in future periods. We accrue interest income based on the outstanding principal amounts of the loans and their contractual terms.
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
     To estimate the allowance for loan losses, we first identify impaired loans. We consider a loan to be impaired when, based on current information and events, management believes it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. When a loan is impaired, the allowance for loan losses is increased by the amount of the excess of the amortized cost basis of the loan over the present value of projected future cash flows except that, if practical, the loan’s observable market price or the fair value of the collateral may also be used. Increases in the allowance for loan losses are recognized in the condensed consolidated statements of operations as a provision for loan losses. If the loan or a portion thereof is considered uncollectible and of such little value that further pursuit of collection is not warranted, a charge-off or write-down of a loan is recorded, and the allowance for loan losses is reduced.
     An impaired loan may be left on accrual status during the period, in which we are pursuing repayment of the loan; however, the loan is placed on non-accrual status at the earliest of such time as we believe that scheduled debt service payments will not be met within the coming 12 months and/or the loan becomes 90 days delinquent. While on non-accrual status, interest income is recognized only upon actual receipt.
Variable Interest Entities
     In accordance with FASB Interpretation 46R, Consolidation of Variable Interest Entities, or FIN 46R, we identify any potential variable interest entities, or VIEs, and determine if the assets, liabilities, noncontrolling interests and results of operations of a VIE need to be included in our consolidated financial statements. A company that holds variable interests in a VIE will need to consolidate that entity if the company’s interest in the VIE is such that the company will absorb a majority of the VIE’s anticipated losses and/or receive a majority of the VIE’s expected residual returns and therefore be deemed the primary beneficiary. This analysis may involve significant judgments about projected cash flows of the VIE. As of March 31, 2008, we consolidate two VIEs, Market Square CLO and DFR MM CLO.
Income Taxes
     We have elected to be taxed as a REIT. Accordingly, we are currently required to distribute 100% of our taxable income to stockholders and satisfy certain assets, income, stock ownership and record keeping requirements.
     To qualify as a REIT, at the end of each calendar quarter, at least 75% of the value of our total assets must consist of qualifying assets, including real estate assets, cash and cash items (including receivables) and government securities. On March 31, 2008, we held $1.0 billion in U.S. Treasury bills. U.S. Treasury bills are a security class in which we previously had not had a significant investment and were purchased because holding these securities assisted us in complying with the applicable REIT asset tests as of March 31, 2008. We liquidated our U.S. Treasury bill holdings during April 2008. We do not expect to hold significant amounts of U.S. Treasury bills as part of our long term investment strategy going forward.
     To qualify as a REIT, we must also satisfy annual gross income tests. As a result of the sale of substantially all of our AAA-rated non-Agency RMBS portfolio and a large portion of the Agency RMBS portfolio, our ongoing compliance with the requirements for REIT qualification, including compliance with the annual gross income tests for our 2008 taxable year, may be challenging. We are pursuing strategies to maintain our REIT qualification, although there is no assurance that we will be successful in this regard. We are exploring alternative corporate structures and strategic opportunities in order to maximize value for our stockholders. If we fail to qualify as a REIT for the 2008 taxable year, we will be subject to regular corporate income tax, which could have an adverse impact on our results of operations and amounts available for distribution to our stockholders, and we would be prevented from qualifying as a REIT until our 2013 taxable year.
     So long as we qualify as a REIT, we are able to pass through substantially all of our earnings generated at the REIT level to stockholders without paying income tax at the corporate level. However, we hold various assets in domestic taxable REIT subsidiaries (“TRSs”). The TRSs are taxable as C corporations and subject to federal, state and local taxes to the extent they generate net taxable income.
     We formed Deerfield TRS Holdings, Inc. to make, from time to time, certain investments that would not be REIT qualifying investments if made directly by DFR and to earn income that would not be REIT qualifying income if earned directly by DFR. We also own all of our investment in DFR MM CLO through five domestic TRSs to help with qualification as a REIT for U.S. federal income tax purposes.
     As a result of the Merger, we made elections to treat DFR TRS I Corp. and DFR TRS II Corp. as TRSs of the REIT. These TRSs are the equity owners of Deerfield and were formed to hold the our investments in Deerfield, which would not be a REIT qualifying asset if held directly by DFR, and to earn the income of Deerfield, which would not be REIT qualifying income if earned directly by DFR.
     Market Square CLO, DFR MM CLO and Deerfield TRS (Bahamas) Ltd. are foreign TRSs that are generally exempt from federal and state income taxes because they restrict their activities in the United States to trading stocks and securities for their own accounts. We are required to include, on an annual basis, foreign TRS taxable income in our calculation of its REIT taxable income (unless received by a domestic TRS), regardless of whether that income is distributed to us.
Recent Accounting Pronouncements
     In February 2008, the FASB issued Staff Position, or FSP, No. 140-3 Accounting for Transfers of Financial Assets and Repurchase Financing Transactions, or FSP No. 140-3, which relates to SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, or SFAS No. 140, in order to address certain situations where assets purchased from a particular counterparty and financed through a repurchase agreement with the same counterparty can be considered and accounted for as separate transactions. Currently, we record such assets and the related financing on a gross basis in the condensed consolidated balance sheet, and the corresponding interest income and interest expense in our condensed consolidated statement of operations. FSP No. 140-3 assumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement, or a linked transaction. However, if certain criteria are met, the initial transfer and repurchase financing shall not be evaluated as a linked transaction and shall be evaluated separately under SFAS No. 140. FSP No. 140-3 is effective for us on January 1, 2009. We are currently evaluating the effect FSP No. 140-3 will have on our condensed consolidated financial statements.
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. This statement amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreement. SFAS No. 161 is effective for us on January 1, 2009. We are currently evaluating the effects that SFAS No. 161 will have on our disclosures included in the condensed consolidated financial statements.

Financial Condition
     The following table summarizes the carrying value of our investment portfolio by balance sheet classification, excluding CDS and total return swaps, as of March 31, 2008:

	Carrying Value
	Available-for-	Trading	Other	Loans Held
	Sale Securities	Securities	Investments	For Sale	Loans	Total
Security Description			(In thousands)

RMBS (Agency/AAA-rated non-Agency)	$—	$467,651	$—	$—	$—	$467,651

U.S. Treasury bills	—	999,300	—	—	—	999,300

Corporate leveraged loans (1):
Loans held in DFR MM CLO	—	—	—	—	277,481	277,481
Loans held in Wachovia Facility	—	—	—	—	105,698	105,698
Other corporate leveraged loans (2)	—	—	—	—	23,798	23,798
Commercial mortgage-backed assets (3)	2,824	—	—	—	20,926	23,750
Equity securities	—	—	5,472	—	—	5,472

Total structured and syndicated assets	2,824	—	5,472	—	427,903	436,199

Assets held in Market Square CLO (4)	4,969	—	—	246,548	—	251,517
Other investments and loans (5)	2,142	2,791	—	—	—	4,933

Total alternative assets	9,935	2,791	5,472	246,548	427,903	692,649

Total invested assets	$9,935	$1,469,742	$5,472	$246,548	427,903	$2,159,600

Allowance for loan losses					(7,500)

					$420,403

(1)	Corporate leveraged loans exclude credit default swaps with an estimated net negative fair value of $0.6 million and a $15.0 million gross notional value. Also excluded are total return swaps with an estimated net negative fair value of $1.2 million and a $14.5 million notional value.

(2)	This amount is reported gross of the $7.5 million allowance for loan losses.

(3)	Commercial mortgage-backed assets include participating interests in commercial mortgage loans written down to zero as of March 31, 2008.

(4)	Includes syndicated bank loans of $246.5 million, high yield corporate bonds of $3.2 million and asset-backed securities of $1.8 million as of March 31, 2008.

(5)	Other investments and loans includes $2.8 million of preferred shares of CDOs owned by DCM and considered assets of our Investment Management segment.
Residential Mortgage-Backed Securities
     The table below summarizes the fair value of our Agency RMBS and AAA-rated non-Agency RMBS investments:

	March 31, 2008
	Agency	AAA rated
	RMBS	non-Agency RMBS	Total
		(In thousands)

Trading securities — fair value	$437,902	$29,749	$467,651

     As of January 1, 2008 we elected the fair value option for all of our RMBS in accordance with the adoption of SFAS No. 159 and will no longer evaluate for other-than-temporary impairment because the changes in fair value will be recorded in the statement of operations rather than as an adjustment to accumulated other comprehensive loss in stockholders’ equity.
     Our RMBS portfolio experienced a significant decrease in valuation during the first three months of 2008 fueled by the ongoing liquidity crisis. This negative environment had an adverse impact on our ability to successfully finance and hedge these assets. We have sold a significant portion of our AAA-rated non-Agency RMBS and Agency RMBS to improve liquidity. During the three months ended March 31, 2008, we sold Agency RMBS with an amortized cost of $4.6 billion at a net realized gain of $24.4 million and AAA-rated non-Agency RMBS with an amortized cost of $1.6 billion at a net realized loss of $193.5 million. As a result, our Agency RMBS and AAA non-Agency RMBS portfolios decreased from a fair value of $4.7 billion and $1.6 billion as of December

31, 2007, respectively, to $437.9 million and $29.7 million as of March 31, 2008, respectively.
     During the three months ended March 31, 2007, we recognized $0.2 million of other-than-temporary impairment related to certain interest-only RMBS securities based on the guidance of EITF 99-20. The $0.2 million of impairment on interest-only securities was recorded because the expected future cash flows for these securities were adversely changed as a result of prepayments or credit loss experience. We used updated cash flow projections from a third party as part of our analysis to determine the amount of the impairment. As a result of the impairment charge, the unrealized loss was transferred from accumulated other comprehensive loss to an immediate reduction of earnings classified in net (loss) gain on available-for sale securities in the condensed consolidated statements of operations. There were no impairment charges recorded during the three months ended March 31, 2008 as in accordance with the adoption of SFAS No. 159 all changes in fair value are recorded in the condensed consolidated statement of operations within net (loss) gain on trading securities.
     As of March 31, 2008, our RMBS portfolio had a net amortized cost of 99.9% of its face amount. Our total RMBS net amortization for the three months ended March 31, 2008 and 2007, was a reduction of interest income of $0.1 million, and $6.3 million, respectively. As of March 31, 2008, we had unamortized net discount of $0.6 million included in the cost basis of our RMBS portfolio. As of March 31 2008, the current weighted average life of the portfolio was 6.5 years which represents the average number of years for which each dollar of unpaid principal remains outstanding. Accordingly, we currently estimate approximately 50% of the net premium amortization will be realized over the period.
     Net portfolio duration, which is the difference between the duration of the RMBS portfolio and the duration of repurchase agreements, adjusted for the effects of our interest rate swap portfolio, is 1.21 years as of March 31, 2008 based on model-driven modified duration results. However, based on actual price movements observed in the market, we believe the empirical duration is actually closer to zero. In order to fully assess the possible impact of a change in interest rates on the RMBS portfolio, one should consider not only the duration, but also the portfolio’s leverage and spread risk. See our discussion of leverage later in this section under the heading “Leverage.”
     The following table details our RMBS holdings as of March 31, 2008:

			Weighted Average
						Contractual	Constant
	Par	Estimated		Months to	Yield to	Maturity	Prepayment	Modified
	Amount	Fair Value	Coupon	Reset (1)	Maturity	(Month/Year)	Rate (2)	Duration (3)
Security Description	(In thousands)

Hybrid Adjustable Rate RMBS:
Rate reset in 1 year or less	$45,721	$45,664	6.06%	6	4.91%	02/37	12.9	1.9
Rate reset in 1 to 3 years	236,812	238,642	4.83%	22	4.01%	02/35	14.7	1.7
Rate reset in 3 to 5 years	95,909	97,082	5.12%	43	4.25%	08/35	11.5	2.4
Rate reset in 7 to 10 years	39,227	33,534	5.61%	93	8.73%	02/36	9.4	7.4

Fixed Rate RMBS:
30 year	59,031	52,729	6.11%	n/a	8.27%	06/35	18.2	7.0

Total hybrid and fixed rate RMBS	$476,700	$467,651

(1)	Represents number of months before conversion to floating rate.

(2)	Constant prepayment rate refers to the expected average annualized percentage rate of principal prepayments over the remaining life of the security. The values represented in this table are estimates only and the results of a third party financial model.

(3)	Modified duration represents the approximate percentage change in market value per 100 basis point change in interest rates. n/a — not applicable
     Actual maturities of RMBS are generally shorter than stated contractual maturities, as they are affected by the contractual lives of the underlying mortgages, normal monthly amortization of principal and voluntary prepayments of principal. The stated contractual final maturity of the mortgage loans underlying our portfolio of RMBS ranges up to 30 years from date of issuance, but the expected maturity is subject to change based on the actual and estimated prepayments of the underlying loans.
     The constant prepayment rate, or CPR, attempts to predict the percentage of principal that will prepay over the next 12 months based on historical principal paydowns and the current interest rate environment. As interest rates rise, the rate of refinancing typically declines, which we believe may result in lower rates of prepayment and, as a result, a lower portfolio CPR.
     As of March 31, 2008, the mortgages underlying our hybrid adjustable-rate RMBS had fixed interest rates for a weighted average period of approximately 31 months, after which time the interest rates reset and become adjustable. The average length of time until contractual maturity of those mortgages was approximately 27 years from date of issuance as of March 31, 2008.
     After the reset date, interest rates on our hybrid adjustable-rate RMBS float based on spreads over various LIBOR indices. These interest rates are subject to caps that limit the amount the applicable interest rate can increase during any year, known as an annual cap, and through the maturity of the applicable security, known as a lifetime cap. As of March 31, 2008, the weighted average lifetime rate cap for the portfolio was 10.2%, the weighted average maximum increase in the first year, or initial cap, that the rates are adjustable was 4.5%, and the weighted average maximum annual increase for years subsequent to the first year was 1.9%.
     The following table, in thousands, summarizes our RMBS according to their weighted average life:

	March 31, 2008
	Fair	Amortized
	Value	Cost
Expected Life	(In thousands)

Greater than one year and less than five years	$55,330	$57,169
Greater than five years and less than ten years	404,628	411,279
Greater than ten years	7,693	7,649

Total	$467,651	$476,097

     The actual weighted average lives of the RMBS in our investment portfolio could be longer or shorter than the estimates in the table above depending on the actual prepayment rates experienced over the lives of the applicable securities and the sensitivity to changes in both prepayment rates and interest rates.
U.S. Treasury Bills
     As of March 31, 2008, we held $1.0 billion in U.S. Treasury bills. We believe that holding these securities as of March 31, 2008 assisted us in complying with the applicable REIT qualification tests as of March 31, 2008. We liquidated our U.S. Treasury bill holdings during April 2008. U.S. Treasury bills are classified as trading securities and unrealized gains of $0.1 million were recorded in net (loss) gain on trading securities in the condensed consolidated statement of operations for the three months ended March 31, 2008. We do not expect to hold significant amounts of U.S. Treasury bills as part of our long term investment strategy going forward.
Loans Held for Sale and Loans Held for Investment
     The following summarizes our loan portfolio, excluding credit default swaps and total return swaps, by loan classification:

	Carrying Value
	Loans Held
	for Sale (1)	Loans	Total
Type of Loan	(In thousands)

Loans held in Market Square CLO	$246,548	$—	$246,548
Corporate leveraged loans:
Loans held in DFR MM CLO	—	277,481	277,481
Loans held in Wachovia Facility	—	105,698	105,698
Other corporate leveraged loans	—	23,798	23,798
Commercial real estate loans (2)	—	20,926	20,926

	$246,548	427,903	674,451

Allowance for loan losses		(7,500)	(7,500)

		$420,403	$666,951

(1)	Carrying value of loans held for sale is the lower of cost or fair value.

(2)	Commercial real estate loans relating to participating interests in commercial mortgage loans originated by HCC were written down to zero as of March 31, 2008.
Loans Held in Market Square CLO
     Market Square CLO, one of our TRSs, is a VIE under FIN 46R, and we are the primary beneficiary of the VIE, causing us to consolidate Market Square CLO. We own 100% of the preference shares, representing substantially all of the equity interest in Market Square CLO, which we purchased for $24.0 million. As of March 31, 2008, Market Square CLO had $279.6 million of loan principal outstanding with a carrying value of $246.5 million, which is included in loans held for sale on the condensed consolidated balance sheet, $15.9 million of restricted cash and cash equivalents, which are generally utilized to purchase additional loans and pay distributions to debt and equity holders, and $276.0 million of notes payable included in long term debt. Market Square CLO is a bankruptcy remote entity, and, although we consolidate 100% of the assets and liabilities of Market Square CLO, our maximum exposure to loss on our investment in Market Square CLO is limited to our initial investment of $24.0 million. As of March 31, 2008, we have received distributions from Market Square CLO equal to $17.4 million since its inception. The weighted average coupon spread over LIBOR on the loan portfolio was 2.66%, and the weighted average contractual maturity was 3.9 years as of March 31, 2008.

     The following table summarizes the Market Square CLO loan portfolio as of March 31, 2008:

			Estimated	Weighted Average
	Par	Carrying	Fair		Contractual
Moody’s	Value	Value	Value	Spread	Maturity
Rating		(In thousands)			(Month/Year)

Baa3	$3,023	$3,002	$3,002	2.25%	05/13
Ba1	13,131	12,172	12,172	1.63%	06/11
Ba2	11,532	10,800	10,800	1.82%	08/13
Ba3	36,624	31,934	31,934	2.15%	01/13
B1	74,468	66,466	66,466	2.51%	06/11
B2	102,567	90,733	90,733	2.90%	03/13
B3	30,344	25,912	25,912	3.38%	01/13
Ca	1,592	1,178	1,178	3.00%	07/14
Caa1	993	729	729	2.75%	05/14
Caa2	2,809	2,444	2,444	3.78%	08/12
Caa3	2,490	1,178	1,178	5.24%	02/12

	$279,573	$246,548	$246,548	2.66%

     As of March 31, 2008, the Market Square CLO loan portfolio is diversified across 29 Moody’s industries and has a weighted average rating factor of 2468, which translates to a weighted average Moody’s rating of between B1 and B2. As of March 31, 2008, the carrying value of the Market Square CLO loans was reduced by a valuation allowance of $31.6 million, as these loans are carried at the lower of cost or fair value.
Loans Held in DFR MM CLO
     The following table summarizes the DFR MM CLO loan portfolio as of March 31, 2008:

		Weighted
	Carrying	Average
	Value	Coupon
Type of Loan	(In thousands)
First lien secured	$89,801	9.02%
Second lien secured	164,829	9.95%
Mezzanine	22,851	14.25%

	$277,481	10.00%

     On July 17, 2007, we purchased 100% of the equity interest, issued as subordinated notes and ordinary shares, of DFR MM CLO, for $50.0 million. In addition to issuing the subordinated notes and ordinary shares, DFR MM CLO also issued several classes of notes, aggregating $250.0 million, discussed later in this section under the heading “Liabilities.” We also purchased all of the BBB/Baa2 rated notes of DFR MM CLO for $19.0 million. The remaining $231.0 million of outstanding notes of DFR MM CLO were purchased by third party investors. DFR MM CLO is one of our TRSs and is a VIE under FIN 46R. We are the primary beneficiary of the VIE, causing us to consolidate the entity. DFR MM CLO is a bankruptcy remote entity, and, although we consolidate 100% of its assets and liabilities, our maximum exposure to loss on our investment in DFR MM CLO is limited to our initial investment of $69.0 million. As of March 31, 2008, we have received distributions from DFR MM CLO equal to $11.4 million since its inception.
     As of March 31, 2008, DFR MM CLO had $279.0 million of loan principal outstanding with a carrying value of $277.5 million, which is included in loans on the condensed consolidated balance sheet, $29.6 million of restricted cash and cash equivalents, which are generally utilized to purchase additional loans and pay distribution to debt and equity holders, and $231.0 million of notes payable to outside investors included in long term debt.

Other Corporate Leveraged Loans
     The following table summarizes our other corporate leveraged loans as of March 31, 2008:

		Weighted
	Carrying	Average
	Value	Coupon
Type of Loan	(In thousands)
First lien secured loans	$26,588	9.51%
Second lien secured loans	66,679	10.27%
Mezzanine	21,125	16.37%
Holding company	15,104	10.50%

	129,496	11.14%
Allowance for loan losses	(7,500)

	$121,996

     As of March 31, 2008, we had other corporate leveraged loans totaling $129.5 million and classified as loans on the condensed consolidated balance sheets. The mezzanine and holding company loans are generally unsecured. As of March 31, 2008, we carried an allowance for loan losses on one loan totaling $7.5 million. This loan with an allowance for loan loss is on non-accrual status and we have not recognized $0.7 million of uncollected interest that is due to us under this loan. All loans are reflected in the above table at their contractual outstanding amount and coupon.
Commercial Real Estate Loans (including participation interests)
     As of March 31, 2008, we had an investment in junior participation interests in commercial mortgages originated by Hometown Commercial Capital, LLC, or HCC. In November 2007, HCC was deemed to be in default on its financing obligations to a third party resulting in an agreement to sell certain loans, with respect to which we had loan participation interests totaling $6.2 million in principal outstanding. This portfolio was valued at $3.1 million as of December 31, 2007. We recognized a $3.1 million loss in net (loss) gain on loans in the condensed consolidated statement of operations during the three months ended March 31, 2008. As a result, these loans now have a total carrying value of zero which reflects the likelihood that no value will be received for these loans. These loans are classified as held for sale on our condensed consolidated balance sheets.
     As of March 31, 2008, in addition to the HCC participation interests we held seven commercial mortgage loans with a carrying value of $20.9 million. These loans are classified as held for investment on our condensed consolidated balance sheets.
Preferred shares of CDOs
     As of March 31, 2008, we owned preferred shares issued by nine CDOs that we manage with a fair value of $2.8 million. During the three months ended March 31, 2008, we recorded losses of $2.2 million on these securities within net (loss) gain on trading securities on the condensed consolidated statement of operations.
Derivatives and Hedging
     The following table is a summary of our derivative instruments as of March 31, 2008:

		Notional			Estimated Net
	Count	Amount	Assets	Liabilities	Fair Value
			(In thousands)

Interest rate swaps	22	$525,000	$—	$(15,369)	$(15,369)
Interest rate cap	1	40,000	—	(168)	(168)
Credit default swaps — protection seller	4	15,000	—	(648)	(648)
Total return swaps	2	14,476	23	(1,264)	(1,241)
Warrants	4	—	1,198	—	1,198

	33	$594,476	$1,221	$(17,449)	$(16,228)

     As of January 1, 2008, in conjunction with the adoption of SFAS No. 159 we de-designated $3.8 billion (notional) of interest rate swaps previously designated as a hedge with a net negative fair value of $85.9 million at de-designation. Prior to the de-designation, designated interest rate swaps were carried at fair value with changes in value recorded directly into equity through other comprehensive loss to the extent they were effective as a hedge in accordance with the guidance under SFAS No. 133, as amended and interpreted. As of the adoption date, the other comprehensive loss related to the de-designation of interest rate hedges was $69.9 million. To the extent that the forecasted rolls on repurchase agreement transactions continued as anticipated, we would have amortized this loss from other comprehensive loss into interest expense over the remaining original hedge period and all future changes in fair value would be reflected in the consolidated statement of operations. However, due to the significant RMBS sales activity and corresponding repurchase agreement repayment during the three months ended March 31, 2008, forecasted rolls on the repaid repurchase agreements are not continuing as anticipated. As a result, a loss of $91.7 million was recognized in the condensed consolidated statement of operations in net (loss) gain on derivatives and the corresponding cumulative net loss relating to newly and previously de-designated interest rate swaps in other comprehensive loss was removed. The remaining $0.3 million in terminated and de-designated swaps cumulative net loss in other comprehensive loss as of March 31, 2008 will be amortized over the remaining original hedge period. Additionally, we recorded a net increase to interest expense of $5.3 million during the three months ended March 31, 2008 related to the amortization of de-designated and terminated interest rate swaps.
     We enter into interest rate swaps as a means of mitigating our interest rate risk associated with repurchase agreements for a specified future time period, represented by the term of the interest rate swap contract. An interest rate swap is a contractual agreement entered into by two parties under which each agrees to make periodic payments to the other for a specified period of time based upon a notional amount of principal. Under the most common form of interest rate swap, a series of payments calculated by applying a fixed rate of interest to a notional amount of principal is exchanged for a stream of payments similarly calculated using a floating rate of interest. This is a fixed-floating interest rate swap. We hedge a portion of our short term debt by entering into fixed-floating interest rate swap agreements whereby we receive the floating rate of interest and pay a fixed rate of interest to the swap counterparty.
     There can be no assurance that our hedging activities will have the desired beneficial impact on our results of operations, financial condition or net cash flows. Moreover, no hedging activity can completely insulate us from the risks associated with changes in interest rates and prepayment rates. We generally intend to hedge as much of the interest rate risk as we believe is in the best interest of our stockholders, after considering among other things the cost of such hedging transactions and our desire to maintain our status as a REIT. Our policies do not contain specific requirements as to the percentages or amount of interest rate risk that we are required to hedge.
Results of Operations
     The following section provides a comparative discussion of our consolidated results of operations as of and for the three months ended March 31, 2008 and 2007.

\

Summary
     The following table summarizes selected historical consolidated financial information for the three months ended March 31, 2008 and 2007 and as of March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007
	(In millions, except for per share data)

Consolidated Statements of Operations Data:
Net interest income after provision for loan losses	$11.6	$22.0
Investment advisory fees	$12.1	$—
Total expenses	$44.1	$6.6
Net other income and (loss) gain	$(450.4)	$7.5
Net (loss) income	$(463.6)	$22.5
Net (loss) income per share — diluted	$(8.43)	$0.44

Metrics:
Dividends declared (1)	$—	$21.7
Dividends declared per common share outstanding	$—	$0.42
Book value per share outstanding	$3.26	$13.40

AUM:
Principal Investing segment (2)	$2,419.3	$8,956.1
Investment Management segment (3) (4)	$14,236.7	$—

Leverage (5)	10.1	12.4

Consolidated Balance Sheet Data (as of):
Residential mortgage-backed securities	$467.7	$7,872.5
U.S. Treasury bills	$999.3	$—
Total assets	$2,476.3	$9,985.4
Repurchase agreements	$1,423.9	$7,692.2
Long-term debt:
Wachovia Facility	$76.4	$284.8
Market Square CLO	$276.0	$276.0
DFR MM CLO	$231.0	$—
Pinetree CDO	$—	$287.7
Trust preferred securities	$123.7	$123.7
Series A Notes & Series B Notes	$71.3	$—
Stockholders’ equity	$217.4	$693.3

(1)	Dividends shown are reflected in the period to which they relate, rather than the period declared.

(2)	AUM for the Principal Investing segment is reflected net of allowance for loan losses of $7.5 million as of March 31, 2008.

(3)	AUM for our Investment Management Segment includes CDO AUM numbers, which generally reflect the aggregate principal or notional balance of the collateral and, in some cases, the cash balance held by the CDOs as of the date of the last trustee report received for each CDO prior to the relevant measurement date. The AUM for our two Euro-denominated bank loan CDOs have been converted into U.S. dollars using the appropriate spot rate of exchange. AUM for our Investment Management Segment also includes AUM for our separately managed accounts, which, in certain cases, is a multiple of the capital actually invested in such account. Management fees for these accounts are paid on this levered AUM number.

(4)	Included in the Investment Management segment AUM are $294.7 million and $300.5 million related to Market Square CLO and DFR MM CLO, respectively, which amounts are also included in the Principal Investing segment AUM. DCM manages these vehicles but is not contractually entitled to receive any management fees from these CDOs for so long as 100% of the equity is held by DC LLC or an affiliate thereof. All other amounts included in the Principal Investing segment AUM are excluded from the Investment Management segment AUM.

(5)	Leverage is calculated by dividing our total debt (principal outstanding on repurchase agreements, short term debt and long term debt) by total stockholders’ equity.

     During the first three months of 2008, we were adversely impacted by the continuing deterioration of global credit markets, which resulted in a decrease in net income of $486.1 million for the three months ended March 31, 2008, compared to the same period in 2007. The most pronounced impact was on our AAA-rated non-Agency RMBS portfolio. This portfolio experienced an unprecedented decrease in value during the first three months of 2008 fueled by the ongoing liquidity crisis. This negative environment impacted our ability to successfully finance and hedge this portfolio. As a result, we sold a significant portion of our RMBS portfolio to improve our liquidity. In conjunction with the sale of RMBS, we also repaid our repurchase agreements used to finance the RMBS sold and terminated the associated interest rate swaps used to hedge the interest rate exposure on those repurchase agreements. We experienced a $457.9 million decrease in other net (loss) gain, largely a result of net losses of $200.7 million, $223.3 million and $26.5 million on trading securities, derivatives and loans, respectively. Our Investment Management segment also recorded $27.9 million in impairment charges on intangible assets and goodwill related to the deterioration in the credit markets, the liquidation of the smaller of the investment funds that we manage and the pending liquidation of one of our Euro-denominated CDOs.
     We expect to focus our Principal Investing segment on Agency RMBS and our alternative investments. We generally seek to limit our interest rate risk through active hedging risk management in an effort to mitigate the impact of changes in interest rates. We intend to focus our growth on our Investment Management segment. We expect to optimize the Investment Management segment by launching new products that will diversify our revenue streams while focusing on our core competencies of credit analysis and asset management. We believe that the growth of fee based income through the management of alternative investments products will provide the most attractive risk-adjusted return on capital.
Results of Operations by Segment
     Management evaluates the performance of each business unit based on segment results. The following table presents the results of operations by segment:

	Three months ended March 31, 2008
	Principal	Investment
	Investing	Management	Eliminations		Consolidated
		(In thousands)

Net revenues	$13,179	$14,449	$(3,959	)(1)	$23,669
Expenses	(6,301)	(41,781)	3,959	(1)	(44,123)
Other income and gain (loss)	(448,247)	(2,111)	—		(450,358)
Income tax (expense) benefit	(1,468)	8,670	—		7,202

Net loss	$(442,837)	$(20,773)	$—		$(463,610)

(1)	Represents the fees charged to the Principal Investing segment by the Investment Management segment on a cost plus basis for investment advisory, management and operational services.
Principal Investing Segment
Revenues
     Our Principal Investing segment revenues represent the net spread, or difference between the interest income we earn on our investment portfolio and the cost of our borrowings net of hedging activities. The following table summarizes the Principal Investing segment revenues:

	Three months ended March 31,		Variance
	2008	2007	2008 vs. 2007
		(In millions)

Principal Investing Segment Revenues
Interest income	$61.0	$122.7	$(61.7)
Interest expense	45.6	98.9	53.3

Net interest income	15.4	23.8	(8.4)
Provision for loan losses	2.2	1.8	(0.4)

Total Principal Investing segment revenues	$13.2	$22.0	$(8.8)

Net Interest Income
The following table summarizes our Principal Investing segment interest income:

	Three months ended March 31,		Variance	% of total interest income
	2008	2007	2008 vs. 2007	Three months ended March 31,
		(In millions)		2008	2007

Real Estate Investments:
RMBS	$41.7	$96.0	$(54.3)	68.3%	78.3%
Commercial real estate loans and securities	1.2	1.4	(0.2)	2.0%	1.1%
ABS held in Pinetree CDO	—	5.4	(5.4)	0.0%	4.4%

Total real estate investments	42.9	102.8	(59.9)	70.3%	83.8%

Corporate Investments:
Corporate loans and securities:
Assets held in DFR MM CLO	8.2	—	8.2	13.4%	0.0%
Assets held in Wachovia Facility	3.4	12.7	(9.3)	5.6%	10.4%
Other corporate leveraged loans	0.4	0.6	(0.2)	0.7%	0.5%
High yield corporate bonds	—	0.3	(0.3)	0.0%	0.2%
Assets held in Market Square CLO	5.2	5.7	(0.5)	8.5%	4.6%
Treasuries and short-term investments	0.9	0.5	0.4	1.5%	0.4%

Other investments	—	0.1	(0.1)	0.0%	0.1%
Total corporate investments	18.1	19.9	(1.8)	29.7%	16.2%

Total interest income	$61.0	$122.7	$(61.7)	100.0%	100.0%

     The decrease in interest income of $61.7 million for the three months ended March 31, 2008 was primarily attributable to the reduction of our RMBS portfolio during the quarter and, to a lesser extent, a decrease in the interest rate environment. In the interest of reducing leverage and improving our liquidity in the deteriorating global credit markets, we sold RMBS with an amortized cost of $6.2 billion during the three months ended March 31, 2008. The significant decrease in our RMBS portfolio and resulting decrease in equity from realized losses during the three months ended March 31, 2008 will result in a material decline in future interest income. Our focus on growing our Investment Management segment, lower leverage and conservation of liquidity will also contribute to lower expected future interest income. Additionally, we sold all of our preference shares and deconsolidated the Pinetree CDO Ltd, or Pinetree CDO, as of December 31, 2007, which resulted in a reduction in interest income of $5.4 million. The $1.8 million decrease in the corporate investments interest income is primarily the result of a lower investment balance during the three months ended March 31, 2008. The increase of $8.2 million in interest income on assets held in DFR MM CLO was offset by the $9.3 million decrease in the assets held in the alternative asset revolving warehouse Funding Facility with Wachovia Capital Markets, LLC, or the Wachovia Facility, as these loans were moved out of the Wachovia Facility in conjunction with the securitization of the DFR MM CLO during July 2007.
     The following table summarizes our Principal Investing segment interest expense:

	Three months ended March 31,		Variance
	2008	2007	2008 vs. 2007
		(In millions)

Repurchase agreements	$31.3	$97.3	$(66.0)
Hedging activity	5.2	(14.2)	19.4
Long term debt	9.0	14.6	(5.6)
Amortization of debt issuance cost	0.1	1.2	(1.1)

Total interest expense	$45.6	$98.9	$(53.3)

     The decrease in interest expense of $53.3 million for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 was primarily the result of significantly reduced repurchase agreement balances, decreased interest rates and decreased long term debt balances during the three months ended March 31, 2008.
     During the three months ended March 31, 2008, we significantly reduced our RMBS portfolio through sales, which in turn resulted in the repayment of the outstanding repurchase agreements used to finance that RMBS. The decrease in this balance combined with a lower interest rate environment during the three months ended March 31, 2008, as compared to the three months ended March 31, 2007, contributed to a $66.0 million decrease in interest expense.

     The interest expense related to long term debt decreased by $5.6 million for the three months ended March 31, 2008 compared to the same period in 2007. From March 31, 2007 to March 31, 2008, there were significant changes in our outstanding long term debt balances. We decreased the outstanding balance in the Wachovia Facility from $284.8 million to $76.4 million in conjunction with the securitization of the DFR MM CLO which provided an offsetting increase in our outstanding debt balance of $231.0 million but at significantly lower interest rate spreads. Additionally, we sold all of our preference shares and deconsolidated Pinetree CDO as of December 31, 2007, which resulted in a reduction to our interest expense of $4.2 million.
     Our investment strategy has refocused on preserving of liquidity and growing the Investment Management segment which will likely reduce our future net interest income, as described further in our discussion on liquidity. Additionally, due to the recent sales and de-leveraging activity in our portfolio and our strategic shift in asset class focus we expect significantly lower interest expense for the near future.
     Provision for Loan Losses
     We further impaired our one impaired loan held for investment as of March 31, 2008. We determined that an allowance for loan losses in the amount of $7.5 million was required for this loan with a total outstanding principal of $9.8 million. Accordingly, an addition to the provision for loan losses of $2.2 million was recorded during the three months ended March 31, 2008. The allowance for loan losses was recognized because a loss was considered probable and the discounted expected future cash flows were less than the loan’s amortized costs basis.
Expenses
     The following table summarizes our Principal Investing segment expenses for the periods presented:

	Three months ended March 31,		Variance
	2008	2007	2008 vs. 2007
		(In millions)

Base management fee expense (1)	$4.0	$3.3	$0.7
Incentive fee expense	—	2.2	(2.2)

Total management and incentive fee expense to related party	4.0	5.5	(1.5)

Audit and audit-related fees	0.7	0.3	0.4
Legal fees	0.1	0.1	—
Other professional fees	0.3	0.2	0.1

Total professional services	1.1	0.6	0.5

Insurance expense	0.6	0.1	0.5

Board of directors fees	0.2	0.1	0.1
Banking and other administrative fees	0.3	0.1	0.2
Software and data feeds	0.1	0.1	—
Other general and administrative fees	—	0.1	(0.1)

Total general and administrative expense	0.6	0.4	0.2

Total Principal Investing segment expenses	$6.3	$6.6	$(0.3)

(1)	Base management fee expense for the three months ended March 31, 2008 includes $4.0 million of management fee expense in conjunction with our new management agreement with DCM, which is eliminated in consolidation.
     The decrease in expenses of $0.3 million for the three months ended March 31, 2008 compared to the same period in 2007 was primarily attributable to a decrease in total management and incentive fee expense to related party of $1.5 million, which was partially offset by increased professional services of $0.5 million and increased insurance expense of $0.5 million. The $1.5 million decrease in total management and incentive fee expense to related party was a result of a $2.2 million decrease in incentive fee expense as our new management fee contract with DCM no longer contains an incentive fee provision, and a $0.7 million increase in the base management fee expense as our new management fee contract is now on a cost plus margin basis. The increase in total professional services of $0.5 million was primarily the result of increased audit and audit-related fees based on expected additional procedures. The $0.5 million increase in insurance expense reflects an increase in insurance premiums over the prior period presented.

Other Income and Gain (Loss)
     The following table summarizes our Principal Investing segment other income and gain (loss) for the periods presented:

	Three months ended March 31,		Variance
	2008	2007	2008 vs. 2007
		(In millions)

Net realized gain on available-for-sale securities	$—	$2.8	$(2.8)
Other-than-temporary impairment on available-for-sale securities	—	(0.2)	0.2

Net gain on available-for-sale securities	—	2.6	(2.6)

Net realized loss on trading securities	(169.1)	—	(169.1)
Net unrealized (loss) gain on trading securities	(29.5)	2.6	(32.1)

Net (loss) gain on trading securities	(198.6)	2.6	(201.2)

Net realized (loss) gain on loans	(4.9)	1.5	(6.4)
Net unrealized (loss) gain on loans	(21.6)	0.5	(22.1)

Net (loss) gain on loans	(26.5)	2.0	(28.5)

Net realized (loss) gain on interest rate swaps	(267.3)	0.2	(267.5)
Net realized (loss) gain on credit default swaps	(2.1)	0.6	(2.7)
Net realized loss on total return swaps	(0.7)	(0.2)	(0.5)
Net realized loss on interest rate floors	(1.6)	—	(1.6)
Net unrealized gain (loss) on interest rate swaps	48.0	(0.8)	48.8
Net unrealized (loss) gain on credit default swaps	(0.1)	0.3	(0.4)
Net unrealized (loss) gain on total return swaps	(0.5)	0.6	(1.1)
Net unrealized gain (loss) on interest rate floors	1.1	(0.7)	1.8
Net unrealized loss on warrants	(0.1)	—	(0.1)

Net loss on derivatives	(223.3)	—	(223.3)

Dividend income	0.1	0.1	—
Other net gain	—	0.2	(0.2)

Dividend income and other net gain	0.1	0.3	(0.2)

Total other income and (loss) gain	$(448.3)	$7.5	$(455.8)

Total realized (loss) gain	$(445.6)	$5.2	$(450.8)

Total unrealized (loss) gain	$(2.7)	$2.3	$(5.0)

     Other income and gain (loss) decreased by $455.8 million for the three months ended March 31, 2008 compared to the same period for 2007. The decrease in 2008 was primarily attributable to increased losses on trading securities, loans and interest rate swaps of $201.2 million, $28.5 million and $218.7 million, respectively.
     During the three months ended March 31, 2008, our RMBS portfolio experienced a significant decrease in value fueled by the ongoing liquidity crisis. This reduced our ability to successfully finance and hedge our RMBS portfolio. We sold a significant portion of our AAA-rated non-Agency RMBS and Agency RMBS to improve liquidity, which resulted in realized trading losses of $169.1 million for the three months ended March 31, 2008. The unrealized loss on trading securities increased during the three months ended March 31, 2008 as a result of the overall decrease in value within the RMBS market during the period. In conjunction with the significant sales of RMBS during the quarter, we terminated 188 interest rate swaps with a notional amount of $6.2 billion, resulting in net losses on interest rate swaps of $218.7 million during the three months ended March 31, 2008. The increased losses on loans were the result of the current weakness in the broader financial markets, where the reduced liquidity across the spectrum of securities has driven down the valuations of our held for sale loan portfolio within Market Square CLO.

Income Tax Expense
     For the three months ended March 31, 2008, the Principal Investing segment recorded a provision for income taxes of $1.5 million primarily because our investment in DFR MM CLO is held through five domestic TRSs that are subject to federal, state and local taxes to the extent they generate net taxable income.
Investment Management Segment
     The Investment Management segment was created as a result of the Merger. As such, there is no prior period comparable data.
Revenues
     Our Investment Management segment revenues primarily represent the fee income earned for the management of investment accounts for various types of clients. The following table summarizes the Investment Management segment revenues:

Three months ended March
31, 2008
(In thousands)
Investment Management Segment Revenues
Interest income	$342
Interest expense	1,971

Net interest income	(1,629)
Investment advisory fees (1)	16,078

Total Investment Management segment revenues	$14,449

(1)	Investment advisory fees include intercompany investment advisory fees of $4.0 million, calculated in conjunction with our management agreement, which are eliminated upon consolidation.
     Net Interest Income
     Interest income is primarily composed of $0.3 million of interest income on preferred shares of CDOs. Interest expense is primarily composed of $1.9 million in interest expense on the Series A Notes and Series B Notes we issued to the sellers in conjunction with the Merger.
     Investment Advisory Fees
     For the three months ended March 31, 2008, investment advisory fees were $16.1 million on a segment basis and $12.1 million on a consolidated basis due to the $4.0 million of fees earned on the Principal Investing segment which is eliminated in consolidation. Our significant investment advisory fee revenue streams include our CDOs, our investment funds and our separately managed accounts.
          CDOs
     The following table summarizes the investment advisory fee revenues from CDOs for the period presented:

	Three months ended March 31, 2008
	Senior management	Subordinated		Total CDO advisory
	fees	management fees	Performance fees (1)	fees
		(in thousands)

Bank loans	$2,638	$3,242	$—	$5,880
ABS	1,457	217	72	1,746
Investment grade credit	222	83	—	305

Total CDOs	$4,317	$3,542	$72	$7,931

(1)	Performance fees are generally earned after certain investors’ returns exceed a specified internal rate of return, or IRR. For purposes of this and the following table, and in accordance with our accounting policies, we also classify any previously deferred senior or subordinated management fees that are subsequently paid as performance fees.

     The following table summarizes the average AUM and effective and contractual fee rates of our CDOs for the period presented:

	Three months ended March 31, 2008
		Effective Rate(2)		Weighted Average Contractual Rate(3)
		Senior	Subordinated	Senior	Subordinated
	Average AUM (1)	Management fee	Management fee	Management fee	Management fee
	(in thousands)
Bank loans (4)	$5,255,918	0.20%	0.25%	0.21%	0.26%

ABS:
High-grade ABS	3,760,481	0.05%	0.01%	0.05%	0.06%
Other ABS	3,017,669	0.13%	0.01%	0.14%	0.19%

Total ABS	6,778,150	0.09%	0.01%	0.09%	0.11%

Investment grade credit	646,821	0.14%	0.05%	0.20%	0.20%

Total CDOs	$12,680,889	0.14%	0.11%	0.14%	0.19%

(1)	Average AUM is calculated as the average of the January 1, February 1 and March 1, 2008 AUM. CDO AUM numbers generally reflect the aggregate principal or notional balance of the collateral and, in some cases, the cash balance held by the CDO and are as of the date of the last trustee report received for each CDO prior to the 1st of January, February or March, as appropriate. Our bank loans AUM total includes AUM related to our structured loan fund.

(2)	The effective rate is calculated by taking the management fees earned during the three months ended March 31, 2008 multiplied by four to annualize and divided by the average AUM. The senior and subordinated management fee effective rates may differ from the contractual fee rates for various reasons, including the following: (a) we may have entered into agreement with specific investors pursuant to which our management fees are paid to those investors and (b) our senior or subordinated management fees may be deferred as a result of certain structural provisions built into the documents governing the CDO. In certain circumstances, we may at a later date, and subject to certain performance triggers, be entitled to repayment of the fees paid to investors described in (a) above.

(3)	The weighted average contractual senior and subordinated management fee rates are calculated as the sum of the amounts obtained by multiplying the contractual fee rates for each CDO by that CDO’s Average AUM and dividing that number by the total Average AUM for the relevant asset class.

(4)	The AUM for our two Euro-denominated CDOs have been converted to U.S. dollars using the spot rate of exchange as of the respective AUM date. Market Square CLO and DFR MM CLO have been excluded from all categories in this table as DCM manages these vehicles, but is not contractually entitled to receive any third party management fees from these CDOs as long as 100% of the equity is held by DC LLC or an affiliate thereof.

     The following table summarizes select details of the structure of each of our CDOs :

					Termination of
			First Optional	Auction Call	Reinvestment	Maturity
	Closing Date	April 1, 2008 AUM (1)	Call Date (2)	Date (3)	Period (4)	Date
	Month/Year	(In thousands)	Month/Year
Bank Loan CLOs:
Rosemont CLO, Ltd.	01/02	$202,933	10/05	n/a	01/07	2013
Forest Creek CLO Ltd.	05/03	324,033	07/07	n/a	07/08	2015
Long Grove CLO Ltd.	06/04	401,188	08/08	n/a	05/10	2016
Access Institutional Loan Fund (5)	08/04	223,707	Variable	n/a	n/a	2009(9)
Castle Harbor II CLO Ltd. (5)	12/04	353,837	01/10	n/a	07/10	2017
Market Square CLO Ltd. (6)	05/05	294,717	07/07	n/a	04/11	2017
Cumberland II CLO Ltd.	09/05	389,481	02/10	n/a	11/11	2019
Marquette Park CLO Ltd.	12/05	301,513	04/10	n/a	01/12	2020
Bridgeport CLO Ltd.	06/06	502,505	10/09	n/a	07/13	2020
Coltrane CLO p.l.c. (5), (8)	11/06	644,636	01/13	n/a	01/14	2022
Burr Ridge CLO Plus Ltd.	12/06	301,161	06/12	n/a	03/13	2023
Schiller Park CLO Ltd.	05/07	388,683	07/11	n/a	04/13	2021
Bridgeport CLO II Ltd.	06/07	502,615	12/10	n/a	09/14	2021
DFR Middle Market CLO Ltd. (6)	07/07	300,544	07/10	n/a	07/10	2019
Bryn Mawr CLO II Ltd. (5)	07/07	312,338	08/13	n/a	08/14	2019
Gillespie CLO PLC (8)	08/07	463,389	02/13	n/a	08/13	2023

Total Bank Loan CLOs		5,907,280

ABS CDOs:
Mid Ocean CBO 2000-1 Ltd.	01/01	142,980	04/06	n/a	01/06	2036
Mid Ocean CBO 2001-1 Ltd.	10/01	151,100	02/06	n/a	01/06	2036
Oceanview CBO I, Ltd.	06/02	222,864	06/06	06/12	06/06	2032, 2037(7)
Northlake CDO I, Limited	02/03	227,848	03/06	03/13	03/07	2033
Knollwood CDO Ltd.	03/04	269,751	04/07	04/12	04/08	2039
River North CDO Ltd.	01/05	302,020	02/09	02/13	02/09	2040
Buckingham CDO Ltd.	07/05	1,000,536	08/10	08/13	08/10	2040
Pinetree CDO Ltd.	11/05	301,086	01/10	01/14	01/10	2045
Buckingham CDO II Ltd.	12/05	1,274,076	03/11	03/14	03/11	2041
Knollwood CDO II Ltd.	07/06	721,664	07/09	07/13	n/a	2046
Buckingham CDO III Ltd.	08/06	1,465,377	09/11	09/14	09/11	2051
Aramis CDO	03/07	233,444	03/12	n/a	n/a	2047
Western Springs CDO Ltd.	04/07	363,033	07/11	07/13	07/11	2050

Total ABS CDOs		6,675,779

Investment Grade Credit CDOs:
Valeo Investment Grade CDO Ltd.	01/01	308,150	01/05	n/a	01/06	2013
Valeo Investment Grade CDO II Ltd.	05/01	327,995	06/05	n/a	06/06	2013

Total Investment Grade Credit CDOs		636,145

Total CDO AUM		$13,219,204

(1)	CDO AUM numbers generally reflect the aggregate principal or notional balance of the collateral and, in some cases, the cash balance held by the CDOs and are as of the date of the last trustee report received for each CDO prior to April 1, 2008.

(2)	CDOs are generally callable by equity holders once per quarter beginning on the “first option call date” and subject to satisfaction of certain conditions.

(3)	Asset-Backed CDOs generally contain a provision requiring the manager thereof to liquidate the collateral held therein on the “auction call date,” subject to certain conditions, generally including that the proceeds from any such liquidation be sufficient to redeem the notes and pay certain additional expenses.

(4)	Termination of reinvestment period refers to the date after which we can no longer use certain principal collections to purchase additional collateral and are instead required to use such collections to deleverage the CDO.

(5)	These deals are market value CDOs. All other deals are cash flow CDOs.

(6)	We are not contractually entitled to receive any management fees from these CDOs as long as 100% of the equity is held by DC LLC or an affiliate thereof.

(7)	Maturity date varies by tranche of notes.

(8)	The AUM for our two Euro-denominated CLOs has been converted into U.S. dollars using the spot rate of exchange on April 1, 2008.

(9)	Subject to a five year extension.
     Four of our 16 bank loan CDOs with an AUM as of April 1, 2008 of $1.5 billion are market value CDOs which have payment triggers and events of default based on market value of the CDO’s assets. The significant decline in liquidity in the credit markets during the three months ended March 31, 2008 had a negative impact on the market values within these CDOs. For the three months ended March 31, 2008, we earned senior management fees of $1.0 million and subordinated management fees of $0.2 on these market value CDOs. The remainder of our CDOs are cash flow CDOs. Triggers and events of default in these deals are not based on the market value of the portfolio.
     The CDOs that we manage generally contain structural provisions including, but not limited to, over-collateralization requirements and/or market value triggers that are meant to protect investors from deterioration in the credit quality of the underlying collateral pool. In certain cases, breaches of these structural provisions can lead to events of default under the indentures governing the CDOs and, ultimately, acceleration of the notes issued by the CDO and liquidation of the underlying collateral. One of the ABS CDOs that we manage has triggered an event of default resulting from downgrades of its underlying collateral. The notes issued by this CDO have not been accelerated, and the CDO’s investors have not directed that the collateral be liquidated at this time. In addition, one of the Euro-denominated CLOs that we manage has tripped its market value trigger, resulting in an event of default. The notes issued by this CLO have been accelerated, and the requisite investors have requested enforcement against the collateral held by the CLO. Accordingly, an administrative receiver has been appointed and is in the process of liquidating the portfolio. The structured loan fund that we manage has also tripped its market value trigger, giving certain investors in that fund the right to force a liquidation of that portfolio. These investors agreed upon a partial redemption of their senior notes and a decrease in the market value trigger.
     As a result of triggering the above structural provisions as well as certain CDOs approaching these triggers, we expect investment advisory fees on CDOs to decrease on existing deals. Additionally, we do not anticipate launching any new CDOs during the second quarter, but are exploring the opportunity to increase AUM and management fees by acquiring CDO contracts from other CDO managers.
          Investment Funds and Separately Managed Accounts
     Our fees earned from the management of our investment funds are typically a 1.5% annual management fee, payable monthly and based on the net asset value of the fund as of the beginning of each month, and a performance fee of 20% of “new high” trading profits for the specified measurement period, which are generally the net profits for the period that exceed any unrecovered net losses from previous periods. The measurement period is the calendar year for the larger of the two funds and monthly for the other fund.
     Investors in our investment funds or the owners of our separately managed accounts may withdraw capital from the fund or account (with 30 days’ notice in the case of the investment funds), thus directly reducing our management fee and also reducing our potential performance fee (because of the lower asset base). The following table summarizes the AUM, select details of the structure of the investment funds and the separately managed accounts and the respective investment advisory fee revenues for the three months ended March 31, 2008:

					Three months ended March 31, 2008
		AUM as of	Management Fee	Incentive
	Number of Accounts	April 1, 2008 (1)	Rate	Fee Rate	Average AUM (1)(2)	Management Fees	Performance Fees
		(in thousands)			(In thousands)
Fixed income arbitrage investment funds (3)	2	$618,540	1.50%	20%	$707,863	$2,756	$1,186
Separately managed accounts	6	$399,006	.10% - .35%	n/a	$403,941	$246	n/a

(1)	AUM is reported as of April 1, 2008, rather than as of March 31, 2008, to be inclusive of investment fund contributions effective on the first of the month. The AUM for certain of the separately managed accounts is a multiple of the capital actually invested in such account. Management fees for these accounts are paid on this levered AUM number.

(2)	Average AUM is calculated as the average of the AUM on January 1, February 1 and March 1, 2008.

(3)	The Number of Accounts for the fixed income arbitrage investment funds does not include feeder funds, although some of our management fees are paid pursuant to contracts with those feeder funds.

n/a – not applicable
     The smaller of our investment funds, representing April 1, 2008 AUM of $97.8 million, liquidated on April 30, 2008. We experienced significant redemption from this investment fund effective April 30, 2008 due to dissatisfaction with performance and a lack of interest in the fund’s flight-to-quality fixed income arbitrage strategy. For the three months ended March 31, 2008, we earned management fees of $0.4 million and incentive fees of $1.2 million related to this investment fund. The larger of our investment funds, representing April 1, 2008 AUM of $520.7 million, experienced significant redemptions subsequent to March 31, 2008. The AUM related to this investment fund as of May 1, 2008 was $435.6 million. Additionally, as of March 31, 2008 this investment fund has unrecovered net losses and therefore we do not expect to earn additional performance fees on these investment funds in the current year.
     Intercompany investment advisory fees
     Also as a result of the Merger, we entered into a new management agreement with DCM. Management fees paid pursuant to the agreement are eliminated upon consolidation in accordance with GAAP. Fees are paid on a cost plus margin basis for investment advisory, management and operational services. All ancillary services, including back office support and certain operating expenses, are charged at cost. The fee structure is based on a transfer pricing study of the services provided by DCM pursuant to the management agreement. For the three months ended March 31, 2008, the intercompany investment advisory fees earned were $4.0 million.

Expenses
     The following table summarizes our Investment Management segment expenses for the three months ended March 31, 2008:

Three months ended March
31, 2008
(In millions)
Salaries	$4.3
Incentive compensation	4.3
Severance expense	0.3
Employee benefits	0.5

Total compensation and benefits	9.4

Fixed asset depreciation	0.3
Intangible asset amortization	2.4

Total depreciation and amortization	2.7

Audit and audit-related fees	0.2
Other professional fees	0.1

Total professional services	0.3

Insurance expense	0.2

Rent expense	0.6
Software and data feeds	0.5
Other general and administrative fees	0.2

Total general and administrative expense	1.3

Impairment of intangible assets	7.9
Impairment of goodwill	20.0

Total impairment of intangible assets and goodwill	27.9

Total Investment Management segment expenses	$41.8

     The most significant recurring expenses for the Investment Management segment are compensation and benefits costs. In response to the current adverse credit market environment, effective as of March 1, 2008 we implemented a plan to reduce our workforce. The reductions occurred across a broad range of functions within our company. As a result, we recorded $0.3 million in severance expense for the three months ended March 31, 2008. We believe these personnel reductions will improve our financial results without adversely impacting our ability to operate the business in a sound manner. As of March 31, 2008, we had 114 employees. We expect to utilize share-based compensation for a portion of our incentive compensation during 2008.
     During the three months ended March 31, 2008, we recorded $7.9 million of impairment on intangible assets. This impairment consists of $4.6 million for the intangible asset related to our smallest investment fund, which liquidated on April 30, 2008 and $3.3 million for the intangible asset related to the management contract for one of our Euro-denominated CDOs that triggered a market-value event of default resulting in the CDO being placed in receivership and pending liquidation.
     During the three months ended March 31, 2008, we also recorded a $20.0 million impairment on goodwill. Although a significant amount of time had not passed since the Merger, the significant decline in our overall market value during the first quarter of 2008 was a triggering event for an analysis for possible goodwill impairment. Although the estimated cash flows generated by the Investment Management segment are generally expected to be consistent with the estimated cash flows at the time of the Merger, the market multiple for the companies that we considered comparable had decreased. This decline in market multiples largely contributed to the $20.0 million of goodwill impairment.
Other Income and Gain (Loss)
     Other income and gain (loss) for the Investment Management segment consisted of the unrealized losses on preferred shares of CDOs that are managed by DCM. During the three months ended March 31, 2008, we recognized unrealized losses of $2.2 million in net (loss) gain on trading securities on the condensed consolidated statement of operations related to these investments.

Income Tax Expense
     For the three months ended March 31, 2008, the Investment Management segment recorded an income tax benefit of $8.7 million primarily as a result of its loss resulting from the $27.9 million of impairment of intangibles and goodwill. For income tax purposes impairments of intangibles and goodwill are not recognized but both are amortized straight-line over a 15 year life.
Off-Balance Sheet Arrangements
     As of March 31, 2008, there have been no material changes in the off-balance sheet arrangements from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as amended.
Liquidity and Capital Resources
     We held cash and cash equivalents of $23.6 million as of March 31, 2008.
     Our operating activities used cash of $538.5 million for the three months ended March 31, 2008, primarily through the following:
     Net inflows and non-cash adjustments of $357.5 million, consisting of the following:

•	Net loss from trading securities — $200.7 million

•	Amortization of net loss on previously designated derivatives — $96.9 million

•	Net change in operating assets and liabilities — $71.2 million

•	Impairment on intangible assets and goodwill — $27.9 million

•	Net loss on loans and loans held for sale — $26.6 million

•	Depreciation, amortization and non-cash expenses — $2.7 million

•	Provision for loan losses — $2.2 million

•	Net premium and discount amortization — $0.4 million

•	Share-based compensation — $0.1 million
     Net outflows and non-cash adjustments totaled $967.2 million, consisting of the following:
•	Net loss — $463.6 million

•	Net purchases of trading securities — $341.2 million

•	Net changes in undesignated derivatives — $148.7 million

•	Deferred tax benefit — $11.8 million

•	Net purchases of loans held for sale — $1.9 million
     Our investing activities provided cash of $4.3 billion for the three months ended March 31, 2008 primarily from the proceeds from sales and principal payments on trading securities previously classified as available-for-sale totaling $4.3 billion and the proceeds from sales and principal payments on loans and available-for-sale securities totaling $36.8 million and the $22.8 million, respectively, partially offset by the purchase of available-for-sale securities and loans of $3.3 million and $10.0 million of changes in restricted cash and cash equivalents.
     Our financing activities used cash of $3.9 billion for the three months ended March 31, 2008, primarily from payments made on repurchase agreements of $3.9 billion. Additional uses of cash included a dividend payment of $21.7 million, payments made on short term debt and debt issuance costs of $0.7 million and $0.3 million, respectively. These outflows were offset by proceeds from our Wachovia Facility of $3.0 million.

Liquidity
     We are closely monitoring our liquidity, specifically with respect to the leverage, cash and securities available to satisfy margin calls, and debt covenant compliance. We believe that our current cash and cash equivalents, unencumbered liquid assets, and net equity in the financed RMBS portfolio along with financing sources and cash flows from operations are adequate to meet anticipated liquidity requirements through March 31, 2009.
     Our reduced leverage, as a result of the reduction of the RMBS portfolio during the three months ended March 31, 2008, has resulted in improved stability in our liquidity position. Unencumbered RMBS and unrestricted cash and cash equivalents aggregated $56.4 million at March 31, 2008. In addition, net equity in the financed RMBS portfolio (including associated interest rate swaps), excluding the unencumbered RMBS included above, totaled $35.2 million at quarter end. In total, we had cash, unencumbered liquid securities and net equity in financed liquid securities of $91.6 million as of March 31, 2008. As of March 31, 2008, our Agency RMBS and AAA-rated non-Agency RMBS portfolios were $437.9 million and $29.7 million, respectively.
     We are striving to maintain our leverage at a level that ensures that our cash and cash equivalent resources will be sufficient to satisfy our liquidity requirements. However, if we are not successful, we may be required to sell additional RMBS or Corporate Loans and may be unable to do so on favorable terms. Sales of additional RMBS or Corporate Loans at prices lower than their carrying value would result in further realized losses and reduced income. We may increase our capital resources by consummating public offerings of securities or issuing new debt, possibly including preferred stock, common stock, commercial paper, medium-term notes, CDOs, collateralized mortgage obligations and other borrowings. The ability to execute these strategies will depend, among other things, on market conditions for capital raises and for the investment of any proceeds.
     As a result of the Merger we have $9.0 million of accrued and other liabilities payable in the near term. The lease on our corporate headquarters requires us to maintain a letter of credit, which was renewed in May 2008 and now requires us to restrict $2.7 million of cash.
Leverage
     As of March 31, 2008, our GAAP leverage was 10.1 times equity, which was calculated by dividing our total debt (principal outstanding of repurchase agreements, short term debt and long term debt) of $2.2 billion by total stockholders’ equity of $217.4 million, as reported in our GAAP financial statements as of March 31, 2008.
     The decrease in leverage as of March 31, 2008 as compared to the same period in 2007 is primarily driven by our $193.7 million decrease in long term borrowings and our $6.3 billion decrease in principal outstanding on repurchase agreements as of March 31, 2008 as compared to the same period in 2007 as a result of de-leveraging to improve stability in our liquidity position. These decreases in debt were partially offset by a decrease in stockholders’ equity of $475.9 million from March 31, 2007 to March 31, 2008 as a result of significant losses sustained during the period.
Sources of Funds
     Since our December 2004 initial private offering and June 2005 initial public offering, our primary source of funding has been of net proceeds from repurchase agreements. We have also generated proceeds through long term debt issuance of Market Square CLO, DFR MM CLO, the issuance of trust preferred debt securities and the Wachovia Facility providing financing up to $375.0 million in borrowing capacity. In addition, we recently issued the Series A Notes and Series B Notes to partially finance our acquisition of Deerfield.
Principal Investing Segment
     The following is a summary of our Principal Investing segment borrowings as of March 31, 2008:

					Trust
	Repurchase	Term		Wachovia	Preferred
	Agreements	Financing		Facility	Securities	Total
	(In thousands)
Outstanding balance	$1,423,873	$507,000	(1)	$76,435	$123,717	$2,131,025
Weighted average borrowing rate	2.02%	4.43%		5.28%	6.02%	2.94%
Weighted-average remaining maturity (in years)	0.01	9.33	(2)	0.19	27.43 (3)	4.00
Carrying value of collateral (including accrued interest)	$1,442,055	$581,485		$119,539	n/a	$2,143,079

n/a	— not applicable

(1)	Excludes $19.0 million of DFR MM CLO debt that is owned by us and eliminated upon consolidation. Had this debt been included the weighted-average borrowing rate would be 4.60%, and the weighted-average remaining maturity would be 9.38 years.

(2)	$276.0 million of the term financing is callable quarterly, $231.0 million is callable after July 20, 2010, and quarterly thereafter.

(3)	$51.6 million of the trust preferred securities are callable after October 30, 2010, and $72.1 million are callable after October 30, 2011.
     Repurchase Agreements. For the three months ended March 31, 2008, proceeds from repurchase agreements totaling $1.4 billion, with a weighted-average current borrowing rate of 2.02%, were primarily used to finance the acquisition of RMBS and U.S. Treasury bills. The weighted average current borrowing rate was 2.02% as of March 31, 2008. We expect to continue borrowing funds in the form of repurchase agreements. As of March 31, 2008, we had established 14 borrowing arrangements with various investment banking firms and other lenders, five of which had an outstanding repurchase agreement balance as of March 31, 2008. Increases in interest rates could reduce the value of our RMBS, which could limit our borrowing ability or cause our lenders to initiate additional margin calls. In addition, an increase in the percentage deduction of fair value of RMBS collateral that we receive in cash at the inception of the repurchase agreement, which we sometimes refer to as a haircut, imposed by our counterparties limits our borrowing capacity. Amounts due upon maturity of our repurchase agreements will be funded primarily through the rollover or re-issuance of repurchase agreements and monthly principal and interest payments received on our RMBS.
     The three largest providers of repurchase agreement financing represented 81.6%, 17.5% and 0.7% of the $1.4 billion total amount of repurchase agreement liabilities as of March 31, 2008. We believe we have adequate borrowing capacity within our available repurchase agreements.
     The following table presents certain information regarding the amount at risk related to our repurchase agreements:

		Weighted-Average
		Maturity of
		Repurchase
	Amount at Risk (1)	Agreements
	(In thousands)	(In days)
Repurchase Agreement Counterparties:
Bank of America Securities LLC	$3,578	7
Barclays Bank Plc.	1,325	3
Deutsche Bank Securities Inc.	4,663	1
Fortis Securities LLC	7,790	4
Lehman Brothers Inc.	1,105	14

Total	$18,461	4

(1)	Equal to the fair value of securities pledged (including net additional repurchase agreement collateral pledged of as of March 31, 2007 of $279,016, which includes $1,224 of accrued interest and related accrued interest receivable and dividends, minus repurchase agreement liabilities and related accrued interest payable.
     We are currently in violation of substantially all of our International Swap Dealers Association, or ISDA, agreements with our interest rate swap counterparties. Most of these ISDA agreements contain an equity decline trigger that we breached during the three months ended March 31, 2008. This violation generally gives the counterparties the right to terminate the ISDA agreements and unwind the related interest rate swaps. We have notified all of our active counterparties of the breach, and none of them has expressed an intention to terminate the ISDA agreements. To date, the violations of our ISDA agreements have not had an adverse effect on our operations, and we believe that termination of the ISDA agreements would not have a material adverse impact on our financial condition.
     Wachovia Facility. The Wachovia Facility was subject to renewal on April 8, 2009. See Recent Developments later in this section for a discussion of the impact of the non-renewal of the Wachovia Facility as well as actions taken to address certain covenant violations.
     Trust Preferred Securities. On February 29, 2008, we entered into a letter agreement, or the Letter Agreement, with the representative of the holders of our trust preferred securities. The Letter Agreement provides a waiver of any prior noncompliance by Deerfield Capital LLC, or DC LLC, with the minimum net worth covenant, or the Net Worth Covenant, in the indenture governing the trust preferred securities issued by Deerfield Capital Trust I and waives any future noncompliance with the Net Worth Covenant through the earlier to occur of March 31, 2009 or the date we enter into supplemental indentures relating to Deerfield Capital Trust I, Deerfield Capital Trust II and Deerfield Capital Trust III, or the Trusts, on agreed upon terms. The Letter Agreement provides that the Net Worth Covenant will be amended to include intangible assets and to reduce the threshold from $200.0 million to $175.0 million, that we will not allow DCM to incur more than $85.0 million of debt, it will conduct all of its asset management activities through DCM, that we will not amend the Series A Notes or Series B Notes, except in specified circumstances, that we may permit payments in kind, in lieu of cash interest, on the Series A Notes and Series B Notes subject to the $85.0 million cap described above, and that we will not allow a change of control of DCM or a sale, transfer, pledge or assignment of any material asset of DCM. We further agreed that the provisions described above will be applicable in most instances to the trust preferred securities issued by each of the Trusts. See Recent Developments for a discussion of the supplemental indenture completed in May 2008.

Investment Management Segment
     The following is a summary of our Investment Management segment borrowings as of March 31, 2008:

		Series
	Short Term	A & B
	Debt (1)	Notes	Total
	(In thousands)
Outstanding balance	$1,063	$71,314 (2)	$72,377
Weighted average borrowing rate	5.49%	9.73%	9.67%
Weighted-average remaining maturity (in years)	0.33 (3)	4.75	4.69
Carrying value of collateral (including accrued interest)	$2,464	$197,366 (4)	$199,830

(1)	The short term debt consists of two limited recourse notes collateralized by investments in preferred shares of CDOs we manage.

(2)	Principal outstanding of $73.9 million is presented net of a $2.6 million discount.

(3)	The short term debt does not have a stated maturity. The weighted average remaining maturity is estimated based on the timing of payments of future management fees and preferred share distributions that are required to be utilized to pay-down the loans.
(4)	Includes the assets of Deerfield, as issuer of the Series A Notes and Series B Notes, but does not include the assets of any guarantors thereof.
     On March 14, 2008, we entered into waivers with the holders of our Series A Notes and Series B Notes. The waivers extend through March 31, 2009, or the Waiver Period, and waive compliance with certain portions of a REIT qualification covenant contained in the related note purchase agreements. Pursuant to the waivers, we have agreed to use reasonable best efforts to meet the requirements to qualify as a REIT during the Waiver Period. See Recent Developments later in this section for discussions of additional waivers obtained to address certain covenant violations.
Distribution Policy
     In connection with REIT requirements, we have historically made regular quarterly distributions of all or substantially all of our REIT taxable income to holders of our common stock. To continue to qualify as a REIT we, among other things, must distribute at least 90% of our taxable net income for 2008, which our Board of Directors, or Board, will take into consideration when determining future dividends. We had estimated REIT taxable income in excess of dividends distributed through the end of 2007 of approximately $7.6 million. This carry forward amount would have to be distributed during 2008 in order to avoid taxation at the corporate level on undistributed REIT taxable income for 2007. However, in light of the current market conditions, our Board has decided not to declare a dividend on our common stock for the first quarter of 2008.
     We expect our future distributions to be substantially less than amounts paid in prior years. Additionally, although we have historically made regular quarterly distributions of all or substantially all of our REIT taxable income, we may pay future dividends less frequently and we may distribute only that amount of our taxable income required to maintain our REIT qualification. Furthermore, we may pay future dividends in the form of additional shares of our stock rather than cash. Any such stock dividend would be treated as taxable dividend to our stockholders, resulting in our stockholders having phantom income (i.e., taxable income without corresponding receipt of cash). There can be no guarantee that our cash distributions for a year will be sufficient for stockholders to pay tax owed with respect to any stock dividends. Any future distributions will be at the discretion of our Board and will depend upon, among other things, our actual results of operations, our liquidity, the net interest and other income from our portfolio, our investment management fees, our operating expenses and other expenditures, as well as covenants contained in the terms of our indebtedness.
     Failure to make required distributions could result in, among other things, corporate-level income tax to the extent we do not distribute 100% of our REIT taxable income or a 4.0% nondeductible excise tax to the extent distributions during the year fall below specified thresholds or losing our REIT qualification. While we continue to focus on maintaining our REIT qualification, we are exploring alternative organizational structures are and other strategic alternatives in order to maximize value for DFR stockholders.
Recent Developments
     On May 6, 2008, we entered into three supplemental indentures, or the Supplemental Indentures, with the holders of the trust preferred securities issued by each of the Trusts as contemplated by the Letter Agreement. The terms of the Supplemental Indentures are consistent with and supersede the terms of the Letter Agreement and provide for minimum consolidated net worth covenants of $175.0 million, including intangible assets. The Supplemental Indentures also provide that we will not allow DCM to incur more than $85.0 million of debt, that we will cause DCM to be solely responsible for all of our asset management activities, that we will not amend the Series A Notes or Series B Notes, except in specified circumstances, that we may permit payments in kind, in lieu of cash interest, on our Series A Notes and Series B Notes subject to the $85.0 million cap described above, and that we will not sell, transfer, pledge or issue ownership interests in DCM or sell, transfer, pledge or assign any material asset of DCM. The Supplemental

Indentures also include new events of default if the holders of the Series A Notes or the Series B Notes exercise any rights of foreclosure or take affirmative steps in furtherance of a foreclosure against our collateral.
     On May 12, 2008, we entered into an amendment to the note purchase agreement for each of the Series A Notes and the Series B Notes that amended, among other provisions, certain covenants in order to permit the maintenance of intercompany notes issued to DFR by, and by DFR to, certain of its subsidiaries as well as a letter of credit required under the lease for the Rosemont, Illinois offices. In connection with such amendment, we agreed to appoint to the board of managers of each of Deerfield and DC LLC one “special manager” nominated by holders of each of the Series A Notes and the Series B Notes and to amend the organizational documents of each of Deerfield and DC LLC to provide that the dissent of both such special managers will serve as a veto on any decision by the board of managers of such entity to voluntarily institute proceedings to be adjudicated bankrupt or insolvent or the taking of similar actions. Neither DC LLC nor Deerfield has any current plans to institute any such proceeding. The amendments further provide that, other than the dissent right described above, such special managers shall not have any right to direct or participate in the management of Deerfield or DC LLC, as the case may be.
     On April 8, 2008, Wachovia informed us that the financial institutions party to the Wachovia Facility would not renew the Wachovia Facility. As a result, we are unable to undertake additional borrowings under the Wachovia Facility and are required to use all principal, interest and other distributions on the assets purchased under the Wachovia Facility to repay all borrowings thereunder. We have not undertaken any borrowings to purchase any new assets under the Wachovia Facility since July 2007. Unless we are able to negotiate an amendment with Wachovia, a termination event will be triggered under the Wachovia Facility if we fail to complete a second securitization by September 2008, which would give Wachovia the right to liquidate the assets under the Wachovia Facility in an amount necessary to repay all outstanding borrowings thereunder.
     On May 12, 2008, we entered into a forbearance agreement with respect to the covenant under the Wachovia Facility that we maintain stockholders’ equity of at least $240.0 million , or the “Stockholders’ Equity Covenant. The forbearance agreement provides that no action will be taken in respect of any prior noncompliance with the Stockholders’ Equity Covenant and waives through September 10, 2008 any future noncompliance with the Stockholders’ Equity Covenant or the concentration limits relating to the composition of the collateral under the Wachovia Facility. In accordance with the forbearance agreement, we were required to immediately contribute $3.0 million to the Wachovia Facility to reduce borrowings. Additionally, under the forbearance agreement, on or prior to July 17, 2008, we must contribute additional funds, if any, necessary to reduce to a specified level the ratio of borrowings to 55% of the aggregate par value of collateral held under the Wachovia Facility (less certain adjustments). In the event the specified ratio is not attained by July 17, 2008, the forbearance agreement (including the waiver described above) will terminate on that date. In connection with the forbearance agreement, we also entered into an amendment of the Wachovia Facility which, among other things, increases the interest rate payable under the Wachovia Facility from LIBOR plus 200 basis points to LIBOR plus 250 basis points and eliminates the quarterly servicer fee payable to us, which will instead be used to repay borrowings under the Wachovia Facility.
Estimated REIT Taxable Income (Loss)
     Estimated REIT taxable income (loss), which is a non-GAAP financial measure, is calculated according to the requirements of the Code, rather than GAAP. Our REIT taxable income (loss) is that portion of our taxable income (loss) that we earn in our parent (REIT) company and in its subsidiaries that are pass-through or disregarded entities for federal income tax purposes. It does not include taxable income (loss) earned by TRSs but would include any dividends received from these entities. We estimate our REIT taxable income (loss) at certain times during the course of each year based upon a variety of information from third parties, although we do not receive all of the information before we complete our estimates. As a result, our estimated REIT taxable income (loss) during the course of each year is subject to the subsequent receipt of information. Our REIT taxable income (loss) is also subject to changes in the Code, or in the interpretation of the Code. REIT taxable income for each year does not become final until we file our tax return for that year.

     The following table reconciles GAAP net loss to estimated REIT taxable loss:

Three months ended
March 31, 2008
(In thousands)
GAAP net loss	$(463,610)

Adjustments to GAAP net loss:
Difference in rate of amortization and accretion	(1,372)
Interest income on non-accrual loans	508
Tax hedge interest accrual	(2,205)
Tax hedge amortization of deferred swap gains (losses)	(20,933)
Reverse GAAP amortization of swap (gains) losses	5,254
Provision for loan losses	2,200
Bad debt expense	(1,872)
Tax capital losses in excess of capital gain	304,559
Security basis difference upon sale of RMBS	(82,140)
Gain on intercompany sale eliminated for GAAP	41
Security basis difference upon sale of other assets	300
Tax hedge/GAAP trading swap adjustments	221,486
Other unrealized (gain)/loss	2,147
Exclusion of taxable REIT subsidiary net income	26,376
Provision for income taxes	(7,202)
Other book/tax adjustments	21

Net adjustments to GAAP net loss	447,168

Estimated REIT taxable loss	$(16,442)

     Taxable income (loss) calculations differ from GAAP income calculations in a variety of ways. Two significant differences include the timing of amortization of premium and discounts and the timing of the recognition of gains or losses on assets. The rules for both GAAP and tax accounting for loans and securities are technical and complicated, and the impact of changing interest rates, actual and projected prepayment rates, and actual and projected credit losses can have a very different impact on the amount of GAAP and tax income (loss) recognized in any one period. To determine taxable income (loss), we are not permitted to anticipate, or reserve for, credit losses. Taxable income (loss) can only be reduced by actual realized losses. Furthermore, for tax purposes, actual realized capital losses are only deductible to the extent that there are actual capital gains to offset the losses. Capital losses are allowed to be carried forward to offset future taxable gains for five years. REITs are not allowed to carry back capital losses.
     Another significant difference is the accounting for interest rate swaps designated as a hedge for tax purposes. On January 1, 2008, we elected to de-designate all previously designated interest swaps for GAAP purposes in conjunction with the adoption of SFAS No. 159. For tax purposes, however, interest rate swaps continued as designated tax hedges (identified as such under Code Section 1221(a)(7) and Treas. Reg. §1.1221-2) to manage the interest rate risk associated with borrowing made or to be made. For GAAP and tax purposes, prior to the de-designation, interest income and expense was accrued for designated interest rate swaps, while changes in fair value were primarily recorded into other comprehensive income (to the extent effective as a hedge), and gains and losses realized upon termination were deferred and amortized into interest income or expense over the remaining original hedge period. After de-designation, tax accounting still follows this methodology while GAAP follows a different methodology as described in this section under Derivative Instruments and Hedging Activities which creates significant differences in taxable income calculations versus GAAP income calculations.
     We believe that the presentation of our estimated REIT taxable income (loss) is useful to investors because it demonstrates the estimated minimum amount of distributions we must make in order to avoid corporate-level income tax. However, beyond our intent to distribute to our stockholders at least 90% of our REIT taxable income on an annual basis in order to maintain our REIT qualification, we cannot guarantee that the amount of distributions we make will necessarily correlate to our estimated REIT taxable income (loss). Rather, we expect to also consider our cash flow and what we believe to be an appropriate and competitive dividend yield relative to other diversified financial companies and mortgage REITs. Estimated REIT taxable income (loss) will not necessarily bear any close relation to cash flow. Accordingly, we do not consider estimated REIT taxable income (loss) to be a reliable measure of our liquidity although the related distribution requirement can significantly impact our liquidity and capital resources. Moreover, there are limitations associated with estimated REIT taxable income (loss) as a measure of our financial performance over any period, and our presentation of estimated REIT taxable income (loss) may not be comparable to similarly titled measures of other companies, who may use different calculations. As a result, estimated REIT taxable income (loss) should not be considered as a substitute for our GAAP net income as a measure of our financial performance.
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
Seasonality
     While our Investment Management segment is not directly affected by seasonality, our investment advisory fees may be higher in the fourth quarter of our fiscal year as a result of our revenue recognition accounting policy for performance fees related to the investment fund we manage. Performance fees on certain accounts are based upon calendar year performance and are recognized when the amounts become fixed and determinable upon the close of the performance fee measurement period. We currently do not expect to have performance fees in the fourth quarter related to our one remaining investment fund.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     As of March 31, 2008, the primary component of our market risk was interest rate risk, as described below. We believe that a significant portion of risk can be quantified from historical experience. While we do not seek to avoid risk completely, we actively manage interest rate risk and regularly assess whether earnings in the portfolio include appropriate compensation for the inherent market risks to which it is exposed. In light of these risks, we regularly consider our capital levels and currently are focused on preserving capital as well as actively exploring opportunities to increase our overall capital position.
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
Effect on Net Interest Income
     We fund our investments in RMBS primarily with short term borrowings under repurchase agreements. During periods of rising interest rates, short term borrowing costs tend to increase while the income earned on hybrid adjustable-rate (during the fixed-rate period of such securities) and fixed-rate RMBS may remain substantially unchanged. This results in a narrowing of the net interest spread between the related assets and borrowings and may even result in losses.
     In order to mitigate our interest rate exposure, we have entered into 22 interest rate swap transactions as of March 31, 2008. The following table summarizes the expiration dates of these contracts and their notional amounts:

Notional
Year of	Amount
Expiration	(In thousands)
2008	$314,000
2009	110,000
2010	16,000
2011	—
2012-2017	85,000

Total	$525,000

     Our hedging strategies are partly based on assumed levels of prepayments of our RMBS. If prepayments are slower or faster than assumed, the life of the RMBS will be longer or shorter, which changes the net impact of our hedging activity and may cause losses on such transactions. Hedging strategies involving the use of derivative instruments are highly complex and may produce volatile returns.

Extension Risk
     The majority of our securities portfolio is hybrid adjustable-rate RMBS, which have interest rates that are fixed for the first several years of the loan (typically three, five, seven or 10 years) and thereafter reset periodically on the same basis as adjustable-rate RMBS. We compute the projected weighted-average life of our RMBS based on assumptions regarding the rate at which the borrowers will prepay the underlying mortgages. In general, when a fixed-rate or hybrid adjustable-rate residential mortgage-backed security is funded by a short term borrowing, we may, but are not required to, enter into an interest rate swap agreement or other hedging instrument that effectively fixes a portion of our borrowing costs for a period close to the anticipated weighted-average life of the fixed-rate portion of the related RMBS. This strategy is designed to protect a portion of our portfolio from increased funding costs due to rising interest rates because the borrowing costs are not fixed for the duration of the fixed-rate period of the related residential mortgage-backed security.
     We have structured our swaps to roll off or expire in conjunction with the estimated weighted average life of the fixed period of the mortgage portfolio. However, if prepayment rates decrease in a rising interest rate environment, the weighted average life of the fixed-rate portion of the related RMBS could extend beyond the term of the swap agreement or other hedging instrument. This could have a negative impact on our results of operations, as borrowing costs would no longer be effectively fixed after the maturity of the hedging instrument while the income earned on the remaining hybrid adjustable-rate RMBS would remain fixed for a period of time. This situation may also cause the market value of our hybrid adjustable-rate RMBS to decline, with little or no offsetting gain from the related hedging transactions. We may be forced to sell assets to maintain adequate liquidity, which could cause us to incur losses, and we may be unable to sell assets on favorable terms or at all.
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
Prepayment Risk
     Prepayments are the full or partial repayment of principal prior to contractual due dates of a mortgage loan and often occur due to refinancing activity. Prepayment rates for existing RMBS generally increase when prevailing interest rates fall below the market rate existing when the underlying mortgages were originated. In addition, prepayment rates on adjustable-rate and hybrid adjustable-rate RMBS generally increase when the spread between long term and short term interest rates declines or becomes negative. Prepayments of RMBS could impact our results of operations in several ways. Some adjustable-rate mortgages underlying our adjustable-rate RMBS may bear initial teaser interest rates that are lower than their fully-indexed rates, which refers to the applicable index rates plus a spread. In the event that such an adjustable-rate mortgage is prepaid prior to or soon after the time of adjustment to a fully-indexed rate, the holder of the related residential mortgage-backed security would have held such security while it was less profitable and lost the opportunity to receive interest at the fully-indexed rate over the expected life of the adjustable-rate residential mortgage-backed security. Additionally, we currently own RMBS that were purchased at a premium. The prepayment of such RMBS at a rate faster than anticipated would result in a write-off of any remaining unamortized premium and a corresponding reduction of our net interest income by such amount. Finally, in the event that we are unable to acquire new RMBS or are forced to acquire RMBS with lower coupon rates due to prevailing market conditions to replace the prepaid RMBS, our financial condition, cash flow and results of operations could be negatively impacted.

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
     The following sensitivity analysis table shows the impact on the estimated fair value of our RMBS interest rate-sensitive investments and interest rate swaps and caps as of March 31, 2008 (the below table excludes the securities held in Market Square CLO and DFR MM CLO as our equity at risk in these entities is limited $24.0 million and $50.0 million, respectively) assuming rates instantaneously fall 100 basis points and rise 100 basis points:

	Interest Rates		Interest Rates
	Fall 100		Rise 100
	Basis Points	Unchanged	Basis Points
	(In thousands)
RMBS
Fair value	$479,134	$467,651	$453,481
Change in fair value	$11,483		$(14,170)
Change as a percent of fair value	2.46%		(3.03)%
Interest Rate Swaps and Cap
Fair value	$(23,398)	$(15,537)	$(8,208)
Change in fair value	$(7,861)		$7,329
Change as a percent of fair value	n/m		n/m
Net Portfolio Impact	$3,622		$(6,841)

n/m	— not meaningful
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
     As of March 31, 2008, substantially all investments in our alternative investments portfolio (non-RMBS) are instruments with variable interest rates that are indexed to LIBOR. Because the variable rates on these instruments are short term in nature, we are not exposed to material changes in fair value as a result of changes in interest rates.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Effectiveness of Disclosure Controls and Procedures
     Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and our Senior Vice President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our Chief Executive Officer and Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures are effective.
Change in Internal Control Over Financial Reporting
     There have been no changes in our internal control over financial reporting during the three months ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
     In addition to the risk factors disclosed in “Part I – Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, set forth in this section are additional risk factors we believe are applicable to our business.
We may fail to qualify as a REIT as a result of recent sales of our RMBS securities.
     To qualify as a REIT, we must, among other requirements, satisfy quarterly asset tests and annual gross income tests. As a result of the sale of substantially all of our AAA-rated non-Agency RMBS portfolio and a large portion of our Agency RMBS portfolio, we may be unable to satisfy our requirements for REIT qualifications, including compliance with the annual gross income tests for our 2008 taxable year. Consequently, we may be unable to continue to qualify as a REIT. If we do not comply with the quarterly asset tests or the annual gross income tests, then we will fail to qualify as a REIT, unless our failure is due to reasonable cause and not due to willful neglect. If our failure is due to reasonable cause and not due to willful neglect, we would not lose our REIT qualification, but would be required to pay a penalty tax, which could be material. We may not be considered to have reasonable cause for a failure to satisfy an asset or gross income test. Further, we have certain contractual obligations that may need to be amended or waived if we were to determine to terminate our status as a REIT. For example, our Series A Notes and Series B Notes contain certain REIT qualification covenants. On March 14, 2008 we entered into waivers with the holders of our Series A Notes and Series B Notes, which waive certain portions of these REIT qualification covenants. Under the terms of these waivers, we agreed to use reasonable best efforts to meet the requirements to qualify as a REIT during the waiver period. If we fail to satisfy requirements of the waiver, we would be in breach under the notes which would entitle the holders of the notes to accelerate the notes and foreclose on the collateral, including the ownership interests in DCM. If we fail to qualify as a REIT for our 2008 taxable year, even if we satisfied certain quarterly tests during the year, we would be subject to regular federal, state and, possibly, local corporate income tax and we would not be entitled to a deduction for our dividends paid. We would also no longer be required to distribute substantially all of our REIT taxable income to our stockholders. Such a failure could have a material adverse impact on our results of operations and amounts available for distribution to our stockholders, and we would be prevented from qualifying as a REIT until our 2013 taxable year.

Loss of our Investment Company Act of 1940, as amended, or 1940 Act, exemption would adversely affect us and reduce the market price of our shares and our ability to pay dividends.
     To avoid regulation under the 1940 Act, we have historically relied on section 3(a)(1)(C) for our exemption from the registration requirements of the 1940 Act. This provision requires that we neither engage nor propose to engage in the business of investing, reinvesting, owning, holding or trading in securities and not own or propose to acquire “investment securities” having a value exceeding 40% of the value of our total assets on an unconsolidated basis, or the 40% Test. “Investment securities” excludes U.S. government securities and securities of majority-owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of investment company under section 3(c)(1) or section 3(c)(7) of the 1940 Act. DFR is a holding company that conducts its business through wholly-owned subsidiaries, including DC LLC.
     Section 3(c)(5)(C) provides an exemption for entities who are “primarily engaged in purchasing or otherwise acquiring . . . interests in real estate.” Any entity relying on section 3(c)(5)(C) for its 1940 Act exemption must have at least 55% of its portfolio invested in qualifying assets, which in general must consist of mortgage loans, mortgage backed securities that represent the entire ownership in a pool of mortgage loans and other liens on and interests in real estate, and another 25% of its portfolio invested in other real estate-related assets.
     As a result of the recent sales of substantially all of its AAA-rated non-Agency RMBS and a large portion of its Agency RMBS, DC LLC no longer complies with the requirements of section 3(c)(5)(C). Accordingly, our investment in DC LLC is now an investment security. As a result, investment securities comprise more than 40% of our assets.
     Because neither DFR nor DC LLC can rely on its historical exemption from regulation as an investment company, DFR and DC LLC now must rely upon Rule 3a-2, which provides a safe harbor exemption, not to exceed one year, for companies that have a bona fide intent to be engaged in an excepted activity but that temporarily fail to meet the requirements for another exemption from registration as an investment company. As required by the rule, after we learned that we were out of compliance, our board of directors promptly adopted a resolution declaring our bona fide intent to be engaged in excepted activities and we are currently working to restore our assets to compliance. The board of managers of DC LLC adopted the same resolution and DC LLC is currently working to restore its assets into compliance.
     Rule 3a-2’s temporary exemption lasts only up to a year, and reliance upon Rule 3a-2 is permitted only once every three years. As a result, if we are unable to restore our respective assets to compliance within the one-year period, or after we do so we fail to meet our historical exemption within the three-year period, and another exemption is not available, we may be required to register as an investment company, or we may be required to acquire and/or dispose of assets in order to meet our exemption. DC LLC may be required to do the same if it is unable to restore its assets to compliance within the one-year period, or after it does so it fails to meet its historical exemption within the three-year period and another exemption is not available. Any such asset acquisitions or dispositions may include assets that DFR or DC LLC would not acquire or dispose of in the ordinary course of business, may be at unfavorable prices or may impair our ability to make distributions to stockholders and result in a decline in the price of our common stock. If we are required to register under the 1940 Act, we would become subject to substantial regulation with respect to our capital structure (including our ability to use leverage), management, operations, transactions with affiliated persons (as defined in the 1940 Act), and portfolio composition, including restrictions with respect to diversification and industry concentration and other matters. Accordingly, registration under the 1940 Act could limit our ability to follow our current investment and financing strategies, impair our ability to make distributions to our common stockholders and result in a decline in the price of our common stock.
Our common stock could be delisted by the New York Stock Exchange if we do not comply with its continued listing standards.
     Our common stock is listed on the New York Stock Exchange, or NYSE. If we are not able to comply with the NYSE’s continued listing standards, our common stock would likely be delisted by the NYSE. Under the NYSE’s continued listing standards, if the average closing price of our common stock is less than $1.00 per share over 30 consecutive trading days, our stock would likely be delisted from the NYSE if we cannot cure the deficiency in the following six months. The closing price of our common stock first fell below $1.00 per share on March 17, 2008 at $0.92. The NYSE’s continued listing standards also require that our average market capitalization be at least $25 million over any 30 consecutive trading day period and that we maintain our REIT status. In addition to being delisted if we fail to meet any of these continued listing standards, we will also likely be delisted if we fail to meet any other of the NYSE’s listing standards.
     If it becomes apparent to us that we may not meet any of the NYSE’s continued listing standards, we may take certain actions in order to maintain our compliance with them. These actions could include among others, a reverse stock split which may negatively impact the market value of the company. However, any such action we determine to take may not be successful in keeping our common stock listed on the NYSE. In the event that our common stock is delisted by the NYSE, or if it becomes apparent to us that we will be unable to meet the NYSE’s continued listing standards in the foreseeable future, we intend to seek to have our common stock listed or quoted on another national securities exchange or quotation system. However, we may be unable to list or quote our common stock on another national securities exchange or quotation system. Even if our common stock is listed or quoted on such other exchange or system, the market for our common stock may not be as liquid as it has been on the NYSE. As a result, if we are delisted by the NYSE, even if we are able to transfer our listing to another exchange or quotation system, the market price for our common stock may become more volatile than it has been historically.
     Delisting of our common stock would likely cause a reduction in the liquidity of an investment in our common stock. Delisting also could reduce the ability of holders of our common stock to purchase or sell our securities as quickly and inexpensively as they would have been able to do had our common stock remained listed. This lack of liquidity also could make it more difficult for us to raise capital in the future and could depress the value of our common stock.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     A special meeting of our stockholders was held on March 11, 2008. The matters voted upon at the meeting were disclosed in our proxy statement on Schedule 14A filed with the SEC on February 4, 2008 and the votes cast with respect to such matters are as follows:
Conversion of 14,999,992 shares of Series A Preferred Stock into 14,999,992 shares of common stock:

Votes For	Votes Against
29,185,678	488,375
Amendment and restatement of our Stock Incentive Plan to, among other matters, increase the shares of common stock reserved for issuance under the plan from 2,692,313 to 6,136,725:

Votes For	Votes Against
27,428,880	2,2728,325
ITEM 6. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(b) Documents filed as part of this Report:

Exhibit No.	Description of Exhibit

10.1	Supplemental Indenture, dated May 6, 2008, by and between Deerfield Capital LLC and The Bank of New York Trust Company, National Association, as trustee.

10.2	Supplemental Indenture, dated May 6, 2008, by and between Deerfield Capital LLC and The Bank of New York Trust Company, National Association, as trustee.

10.3	Supplemental Indenture, dated May 6, 2008, by and between Deerfield Capital LLC and The Bank of New York Trust Company, National Association, as trustee.

10.4
Forbearance Agreement, dated as of May 12, 2008, by and among DWFC, LLC and Deerfield TRS (Bahamas) Ltd., as borrowers, Deerfield Capital LLC, as originator and servicer, Wachovia Bank, National Association, as swingline purchaser, Variable Funding Capital Company LLC, Wachovia Capital Markets, LLC, as administrative agent and VFCC agent, Wachovia Bank, National Association, as hedge counterparty and certain other parties from time to time party thereto.

10.5
Omnibus Amendment No. 1, dated as of May 12, 2008, to the Sale and Servicing Agreement dated as of March 10, 2006, as amended, by and among Deerfield Capital LLC, as originator and servicer, DWFC, LLC and Deerfield TRS (Bahamas) Ltd., as borrowers, Wachovia Capital Markets, LLC, as administrative agent and VFCC agent, Variable Funding Capital Company LLC, as conduit purchaser, and Wachovia Bank, National Association, as swingline purchaser.

10.6
Amendment No. 1, dated as of May 12, 2008, to the Note Purchase Agreement, dated as of December 21, 2007 (the Series A NPA), by and among DFR Merger Company, LLC, Deerfield & Company LLC, Deerfield Capital Corp., Triarc Companies, Inc. and the Purchasers.

10.7
Amendment No. 1, dated as of May 12, 2008, to the Note Purchase Agreement, dated as of December 21, 2007 (the Series B NPA), by and among DFR Merger Company, LLC, Deerfield & Company LLC, Deerfield Capital Corp., Triarc Companies, Inc. and the Purchasers.

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
Date: May 12, 2008

By:	/s/ JONATHAN W. TRUTTER
Jonathan W. Trutter, Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2008

By:	/s/ RICHARD G. SMITH
Richard G. Smith, Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)