Form 10-K/A
period 2007-12-31
Deerfield Capital Corp.
filed 2008-05-27
CIK 1313918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 2)

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
There were 66,758,356 shares of the registrant’s Common Stock outstanding as of May 16, 2008.
Documents incorporated by reference:
None.

EXPLANATORY NOTE
     The registrant is filing this Form 10-K/A to amend the Summary Compensation Table for Fiscal Year 2007 included in Item 11 of Part III and to include related disclosure in Item 13 of Part III. The registrant and the registrant’s President, Robert C. Grien, entered into a satisfaction agreement that resolved each party’s understanding of the compensation obligations owed to Mr. Grien pursuant to the terms of his employment agreement that the registrant assumed in connection with the Merger. Pursuant to the terms of that satisfaction agreement, the registrant paid Mr. Grien additional cash compensation for 2007 and Mr. Grien released his right to receive certain equity based compensation, all as disclosed in this Form 10-K/A.
     Also included in this Form 10-K/A are (i) the signature page and (ii) the certifications required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which have been re-executed and re-filed as of the date of this Form 10-K/A under Item 15 of Part IV hereof.
     No attempt has been made in this Form 10-K/A to modify or update the other disclosures presented in the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, or the 2007 Form 10-K, or Amendment No. 1 thereto on Form 10-K/A filed with the Securities and Exchange Commission, or the SEC, on April 29, 2008. This Form 10-K/A does not reflect events occurring after the filing of the 2007 Form 10-K nor does it modify or update those disclosures, including the exhibits to the 2007 Form 10-K, that may have been affected by subsequent events. Accordingly, this Form 10-K/A should be read in conjunction with the 2007 Form 10-K, Amendment No. 1 thereto and our other filings made with the SEC.
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

PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors
     The following table lists the members of our Board of Directors, or our Board, and shows their names, ages, terms of office and business backgrounds as of April 29, 2008.
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

Executive Officers
     The following table lists our executive officers and shows their names, ages, positions, and business backgrounds for the last five years as of April 29, 2008. They serve at our Board’s discretion.

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
     The following Summary Compensation Table discloses the compensation information for each of our named executive officers for the fiscal year 2007:

Name and
Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Total ($)
Jonathan W. Trutter	2007	$12,329	$1,525,000	$1,537,329
Chief Executive Officer
Robert C. Grien	2007	$10,959	$1,392,229	$1,403,188
President
Richard G. Smith	2007	$5,753	$115,000	$120,753
Chief Financial Officer
Frederick L. White	2007	$8,219	$100,000	$108,219
General Counsel and Secretary
Luke D. Knecht	2007	$10,959	$375,000	$385,959
Chief Operating Officer of DCM
John K. Brinckerhoff	2007	$8,493	$300,000	$308,493
Director of Portfolio Management of DCM

(1)	Reflects the salary earned by these named executive officers after completion of the Merger on December 21, 2007.

(2)	Reflects the entire bonus paid to the named executive officers in fiscal year 2007. The bonus amount earned by most of our named executive officers consists of both cash and Performance Shares. Mr. Trutter’s bonus consists of $687,500 in cash and $837,500 in Performance Shares. Mr. Grien’s bonus consists of $1,267,229 in cash and $125,000 in Performance Shares. Mr. Smith’s bonus consists of $71,250 in cash and $43,750 in Performance Shares. Mr. White’s bonus consists of $50,000 in cash and $50,000 in Performance Shares. Mr. Knecht’s bonus consists of $375,000 in cash. Mr. Brinckerhoff’s bonus consists of $179,500 in cash and $120,500 in Performance Shares. The dollar value of the Performance Shares is based on a price per Performance Share of $1.7533, which is the average of the closing price of our common stock on March 6, 7 and 10, 2008. This value differs from the "Grant Date Fair Value of Stock Awards" set forth in the "Grants of Plan-Based Awards" table below because, pursuant to Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, or FAS 123R, that value is required to be calculated based on a price per Performance Share equal to the closing price of our common stock on March 10, 2008, which was $1.33.
Grants of Plan-Based Awards(1)

			All Other Stock
		Date of	Awards:
		Compensation	Number of	Grant Date
		Committee	Shares of	Fair Value of
		Approval of	Stocks or Units	Stock Awards
Name	Grant Date(2)	Grant	(#)(3)	(4)
Jonathan W. Trutter	April 18, 2008	February 7, 2008	477,671	$635,302
Chief Executive Officer
Robert C. Grien	April 18, 2008	February 7, 2008	$71,294	$94,821
President
Richard G. Smith	April 18, 2008	February 7, 2008	24,953	$33,187
Chief Financial Officer
Frederick L. White	April 18, 2008	February 7, 2008	28,518	$37,929
General Counsel and Secretary
John K. Brinckerhoff	April 18, 2008	February 7, 2008	68,728	$91,408
Director of Portfolio Management of DCM

(1)	This table reflects certain bonus amounts earned by our named executive officers in fiscal year 2007 and granted in the form of Performance Shares in 2008.

(2)	The grant date is the date our Board adopted resolutions amending the Stock Incentive Plan to permit the grant of the Performance Shares, which grant had been previously approved by our Compensation Committee.

(3)	Performance Shares were awarded to the named executive officers pursuant to our Stock Incentive Plan as partial payment of their respective 2007 bonuses, which would otherwise be payable in cash. Each Performance Share awarded represents the right to receive one share of our common stock on March 3, 2011, subject to forfeiture or acceleration upon specified conditions. The number of Performances Shares granted is subject to adjustment for dividends or other distributions paid between March 3, 2008 and March 3, 2011 and may also be adjusted, as determined by our Board, in connection with any stock dividends, stock split-ups, subdivisions or consolidations of shares (including reverse stock splits) or similar changes in our capitalization.

(4)	The grant date used for calculating the Grant Date Fair Value of Stock Awards is March 10, 2008, as determined pursuant to FAS 123R.
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

	Amount and Nature
	of Beneficial	Percentage of
	Ownership of Common	Common
Name of Beneficial Owner	Stock	Stock(1)

Robert E. Fischer(2)	11,458	*

Robert B. Machinist(2)	8,000	*

Peter W. May(3)	1,236,187	1.9%

Peter H. Rothschild(2) (4)	16,977	*

Howard Rubin	58,000	*

Jonathan W. Trutter	259,632	*

Robert C. Grien	66,960	*

Richard G. Smith	10,000	*

Frederick L. White	2,921	*

Luke D. Knecht(5)	19,961	*

John K. Brinckerhoff(6)	103,683	*

All directors and executive officers as a group (11 persons) (2)	1,793,779	2.7%

*	Less than 1%.

(1)	Based on 66,758,356 shares of our common stock outstanding as of April 25, 2008. Does not include 5,695,234 shares of common stock available for future issuance under our Amended and Restated Stock Incentive Plan, or our Stock Incentive Plan. As of April 25, 2008, 2,097,301 of those available shares are reserved for future issuance in connection with the Performance Shares granted to DCM employees on April 18, 2008.

(2)	Includes 3,000 shares of stock granted to each of our independent directors in May 2005 under our Stock Incentive Plan and 2,500 shares of stock granted to each of our independent directors on each of May 2006 and May 2007 under that plan.

(3)	Includes 21,560 shares of our common stock held in the name of May Foundation. Mr. May disclaims beneficial ownership of these shares.

(4)	Includes 5,644 shares of our common stock granted to Mr. Rothschild in December 2007 under our Stock Incentive Plan for his services as our Interim Chairman. Includes 3,333 of our shares owned by Daroth Investors LLC, of which Mr. Rothschild is a member. Accordingly, he may be deemed to beneficially own shares owned by Daroth. Mr. Rothschild disclaims beneficial ownership of these shares.

(5)	Includes shares held jointly with spouse.

(6)	Includes 80 shares of our common stock held in the name of an adult child residing in Mr. Brinckerhoff’s household and 79,704 shares of our common stock held in the name of the John K. Brinckerhoff and Laura R. Brinckerhoff Revocable Trust. Mr. Brinckerhoff disclaims beneficial ownership of the shares held in the name of the adult child.
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
Satisfaction Agreement
     Our Compensation Committee approved the terms of, and on May 22, 2008 we entered into, a satisfaction agreement with Mr. Grien resolving each party’s understanding of the compensation obligations owed to Mr. Grien pursuant to the terms of his employment agreement, which we assumed in connection with the Merger. Pursuant to the terms of the satisfaction agreement, we agreed to pay Mr. Grien a sum of $667,000, representing full and final settlement of Mr. Grien’s compensation payment claims under his employment agreement, which expired in accordance with its terms on December 31, 2007. In return, Mr. Grien agreed to generally release us from claims arising under his employment agreement. Mr. Grien further agreed to release the right to receive 228,141 Performance Shares previously granted as part of his 2007 bonus award but which Mr. Grien had not accepted. In the event Mr. Grien is subject to any tax liability, related penalties or interest related to his release of the 228,141 Performance Shares, we are obligated pursuant to the terms of the satisfaction agreement to pay such amounts on behalf of Mr. Grien, provided that we also have a right to control the defense of any claims relating thereto. As acknowledged in the satisfaction agreement, Mr. Grien will continue to remain in our employ as an at-will employee.
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

PART IV
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(b) Documents filed as part of this Report:
10.1	Satisfaction Agreement, dated May 22, 2008, between the Company and Robert C. Grien.

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed, on May 27, 2008 by the following persons on behalf of the registrant and in the capacities indicated.

Deerfield Capital Corp. (Registrant)
By:	/s/ Jonathan W. Trutter
Jonathan W. Trutter
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Richard G. Smith
Richard G. Smith
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

* Peter H. Rothschild	Interim Chairman and Director	May 27, 2008

* Peter W. May	Director	May 27, 2008

* Jonathan W. Trutter	Director	May 27, 2008

* Robert E. Fischer	Director	May 27, 2008

* Robert B. Machinist	Director	May 27, 2008

* Howard Rubin	Director	May 27, 2008
* By: /s/ Frederick L. White
   Frederick L. White
   Attorney-in-fact