Form 10-Q
period 2008-06-30
Deerfield Capital Corp.
filed 2008-08-11
CIK 1313918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐     No ☑
There were 66,762,356 shares of the registrant’s Common Stock outstanding as of August 8, 2008.

DEERFIELD CAPITAL CORP.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2008
INDEX

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
     Certain statements in this quarterly report on Form 10-Q and incorporated by reference into the quarterly report on Form 10-Q are forward-looking as defined by the Private Securities Litigation Reform Act of 1995. These include statements regarding future results or expectations. Forward-looking statements can be identified by forward looking language, including words such as “believes,” “anticipates,” “expects,” “estimates,” “intends,” “may,” “plans,” “projects,” “will” and similar expressions, or the negative of these words. Such forward-looking statements are based on facts and conditions as they exist at the time such statements are made. Forward-looking statements are also based on predictions as to future facts and conditions, the accurate prediction of which may be difficult and involve the assessment of events beyond the control of Deerfield Capital Corp. and its subsidiaries (the “Company”). Forward-looking statements are further based on various operating assumptions. Caution must be exercised in relying on forward-looking statements. Due to known and unknown risks, actual results may differ materially from expectations or projections. The Company does not undertake any obligation to update any forward-looking statement, whether written or oral, relating to matters discussed in this press release, except as may be required by applicable securities laws. All future written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referenced above. In addition, it is our policy generally not to make any specific projections as to future earnings, and we do not endorse any projections regarding future performance that may be made by third parties.
     The following factors, among others, could cause actual results to differ materially from those described in the forward-looking statements:
Relating to our business generally:
•	our current noncompliance with one of the continued listing standards of the New York Stock Exchange (the “NYSE”) and the potential that we may be unable to timely restore our compliance with that listing standard or to meet other NYSE listing standards, with the result that our common stock may be suspended or delisted and we may be unable to obtain an alternative listing for our common stock.

•	actual financial results may be different than any projections or estimates;

•	effects of the current dislocation in the subprime mortgage sector and the weakness in the mortgage market and credit markets generally;

•	rapid changes in market value of and/or sales of residential mortgage-backed securities (“RMBS”) and other assets, making it difficult for us to maintain our real estate investment trust (“REIT”) qualification or our current or any alternative exemption from registration under the Investment Company Act of 1940, as amended (the “1940 Act”);

•	failure to comply with covenants contained in the agreements governing our indebtedness;

•	limitations and restrictions contained in instruments and agreements governing our indebtedness;

•	ability to maintain adequate liquidity, including ability to raise additional capital and secure additional financing;

•	changes in the general economy or debt markets in which we invest;

•	increases in borrowing costs relative to interest received on assets;

•	the costs and effects of the current Securities and Exchange Commission (“SEC”) investigation into certain mortgage securities trading procedures in connection with which the SEC has requested information from Deerfield Capital Corp. (“DFR”) and Deerfield Capital Management LLC (“DCM”) regarding certain mortgage securities trades of ours;

•	changes in investment strategy;

•	ability to continue to issue collateralized debt obligation (“CDO”) vehicles, which can provide us with attractive financing for debt securities investments;

•	effects of CDO financings on cash flows;

•	loss of key personnel, most of whom are not bound by employment agreements;

•	adverse changes in accounting principles, tax law, or legal/regulatory requirements;

•	changes in REIT qualification requirements, making it difficult for us to conduct our investment strategy, and failure to maintain our qualification as a REIT;

•	failure to comply with applicable laws and regulations or to maintain our exemption from registration under the 1940 Act;

•	liability resulting from actual or potential future litigation;

•	the costs, uncertainties and other effects of legal and administrative proceedings;

•	the costs of obtaining, and the potential inability to obtain, necessary or prudent insurance to cover our business operations;

•	the impact of competition; and

•	actions of domestic and foreign governments and the effect of war or terrorist activity.
Relating to the Investment Management segment:
•	significant reductions in assets under management (“AUM”), which would reduce our investment advisory fee revenue, due to such factors as weak investment performance, substantial illiquidity or price volatility in the fixed income instruments in which we trade, loss of key portfolio management or other personnel (or lack of availability of additional key personnel if needed for expansion), reduced investor demand for the types of investment products that we offer or loss of investor confidence due to weak investment performance, volatility of returns, general declines in economic conditions and adverse publicity;

•	significant reductions in our AUM resulting from redemption of investment fund investments by investors therein or withdrawal of money from separately managed accounts;

•	significant reductions in investment advisory fees and/or AUM resulting from the failure to satisfy certain structural protections and/or the triggering of events of default contained in the indentures governing the CDOs;

•	non-renewal or early termination of investment management agreements or removal of DCM as investment manager pursuant to the terms of such investment management agreements;

•	pricing pressure on the advisory fees that we can charge for our investment advisory services;

•	difficulty in increasing AUM, or efficiently managing existing assets, due to market-related constraints on trading capacity, inability to hire the necessary additional personnel or lack of potentially profitable trading opportunities;

•	the reduction in CDO management fees or AUM resulting from payment defaults by issuers of the underlying collateral, downgrades of the underling collateral or depressed market values of the underlying collateral, all of which may contribute to the triggering of certain structural protections built into CDOs;

•	changes in CDO asset and liability spreads making it difficult or impossible to launch new CDOs;

•	our dependence on third party distribution channels to market CDOs;

•	liability relating to our failure to comply with investment guidelines set by our clients or the provisions of the management and other agreements; and

•	changes in laws, regulations or government policies affecting our business, including investment management regulations and accounting standards.
Relating to the Principal Investing segment:
•	impact of changes in our strategy surrounding the composition of its investment portfolio;

•	widening of mortgage spreads relative to swaps or treasuries leading to a decrease in the value of our mortgage portfolio resulting in higher counterparty margin calls and decreased liquidity;

•	effects of leverage and indebtedness on portfolio performance;

•	effects of defaults or terminations under repurchase transactions, interest rate swaps and long-term debt obligations;

•	effects of having the majority of our repurchase transactions concentrated with one counterparty;

•	higher or lower than expected prepayment rates on the mortgages underlying our RMBS portfolio;

•	illiquid nature of certain of the assets in the investment portfolio;

•	increased rates of default on our investment portfolio (which risk rises as the portfolio seasons) and decreased recovery rates on defaulted loans;

•	our inability to obtain favorable interest rates, margin or other terms on the financing that is needed to leverage our RMBS and other positions;

•	flattening or inversion of the yield curve (short term interest rates increasing at a greater rate than longer term rates), reducing our net interest income on its financed mortgage securities positions;

•	our inability to adequately hedge our holdings sensitive to changes in interest rates;

•	narrowing of credit spreads, thus decreasing our net interest income on future credit investments (such as bank loans);

•	concentration of investment portfolio in adjustable-rate RMBS;

•	effects of investing in equity and mezzanine securities of CDOs; and

•	effects of investing in the debt of middle market companies.
Relating to the Merger:
•	DFR’s ability to integrate the businesses of DFR and DCM successfully and the amount of time and expense to be spent and incurred in connection with the integration;

•	the ability to realize the economic benefits that DFR anticipates as a result of its acquisition of Deerfield & Company LLC (the “Merger”);

•	failure to uncover all risks and liabilities associated with acquiring DCM;

•	federal income tax liability as a result of owning DCM through taxable REIT subsidiaries (“TRSs”) and the effect of DFR’s acquisition of DCM on DFR’s ability to continue to qualify as a REIT;

•	the impact of owning DCM on DFR’s ability to rely on an exemption from registration under the 1940 Act;

•	the limitations or restrictions imposed on DCM’s investment management services as a result of DFR’s ownership of DCM;

•	the impact of approximately $74 million of two series of senior secured notes issued as parties consideration for the Merger and DFR’s guarantee of those notes, including the impact of DFR’s guarantee of those notes on DFR’s liquidity, ability to raise additional capital and financial condition; and

•	the impact of owning DCM on DFR’s ability to implement certain alternative organizational structures.
     These and other factors that could cause the Company’s actual results to differ materially from those described in the forward-looking statements are set forth in the Company’s annual report on Form 10-K, as amended, for the year ended December 31, 2007, the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2008 and the Company’s other public filings with the SEC and public statements. Readers of this quarterly report on Form 10-Q are cautioned to consider these risks and uncertainties and not to place undue reliance on any forward-looking statements.

Part I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2008	2007
	(In thousands, except share
	and per share amounts)
ASSETS
Cash and cash equivalents	$44,532	$113,733
Due from broker	20,716	270,630
Restricted cash and cash equivalents	68,462	47,125
Available-for-sale securities, including zero and $4,884,023 pledged—at fair value	7,403	4,897,972
Trading securities, including $1,434,493 and $733,782 pledged—at fair value	1,445,802	1,444,505
Other investments	5,472	5,472
Derivative assets	1,780	4,537
Loans held for sale	264,559	267,335
Loans	383,663	466,360
Allowance for loan losses	(7,883)	(5,300)

Loans, net of allowance for loan losses	375,780	461,060
Investment advisory fee receivables	5,142	6,409
Interest receivable	8,061	39,216
Other receivable	985	22,912
Prepaid and other assets	13,992	14,721
Deferred tax asset, net	13,422	—
Fixed assets, net	9,793	10,447
Intangible assets, net	70,642	83,225
Goodwill	78,158	98,670

TOTAL ASSETS	$2,434,701	$7,787,969

LIABILITIES
Repurchase agreements, including $915 and $20,528 of accrued interest	$1,408,955	$5,303,865
Due to broker	5,649	879,215
Dividends payable	1,667	21,944
Derivative liabilities	6,796	156,813
Interest payable	5,029	28,683
Accrued and other liabilities	25,751	35,652
Short term debt	483	1,693
Long term debt	755,541	775,368

TOTAL LIABILITIES	2,209,871	7,203,233

Series A cumulative convertible preferred stock; $0.001 par value, zero shares and 14,999,992 shares issued and outstanding (aggregate liquidation value of zero and $150,000)	—	116,162

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001:
100,000,000 shares authorized; zero and 14,999,992 shares issued and outstanding as described above	—	—
Common stock, par value $0.001:
500,000,000 shares authorized; 66,758,356 and 51,752,720 shares issued and 66,693,418 and 51,655,317 shares outstanding	67	51
Additional paid-in capital	866,200	748,216
Accumulated other comprehensive loss	(2,523)	(83,783)
Accumulated deficit	(638,914)	(195,910)

TOTAL STOCKHOLDERS’ EQUITY	224,830	468,574

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,434,701	$7,787,969

See notes to condensed consolidated financial statements.

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(In thousands, except share and per share amounts)
Revenues
Interest income	$21,824	$129,712	$83,174	$252,411
Interest expense	12,421	102,539	60,021	201,398

Net interest income	9,403	27,173	23,153	51,013
Provision for loan losses	2,302	5,133	4,502	6,933

Net interest income after provision for loan losses	7,101	22,040	18,651	44,080
Investment advisory fees	12,359	—	24,478	—

Total net revenues	19,460	22,040	43,129	44,080

Expenses
Management fee expense to related party	—	3,430	—	6,760
Incentive fee expense to related party	—	—	—	2,185
Compensation and benefits	7,705	—	17,063	—
Depreciation and amortization	2,580	—	5,267	—
Professional services	2,343	800	3,730	1,417
Insurance expense	733	205	1,467	341
Other general and administrative expenses	2,459	791	4,510	1,160
Impairment of intangible assets and goodwill	1,128	—	29,034	—

Total expenses	16,948	5,226	61,071	11,863

Other Income and Gain (Loss)
Net gain (loss) on available-for-sale securities	(3,856)	(243)	(3,856)	2,306
Net loss on trading securities	(1,747)	(5,688)	(202,466)	(3,048)
Net gain (loss) on loans and loans held for sale	5,505	(1,492)	(21,037)	470
Net gain (loss) on derivatives	6,070	5,327	(217,145)	5,373
Dividend income and other net gain (loss)	76	(361)	194	(97)

Net other income and gain (loss)	6,048	(2,457)	(444,310)	5,004

Income (loss) before income tax expense (benefit)	8,560	14,357	(462,252)	37,221
Income tax expense (benefit)	2,868	(137)	(4,334)	200

Net income (loss)	$5,692	$14,494	$(457,918)	$37,021

NET INCOME (LOSS) PER SHARE — BASIC	$0.08	$0.28	$(7.37)	$0.72
NET INCOME (LOSS) PER SHARE — DILUTED	$0.08	$0.28	$(7.37)	$0.72

WEIGHTED-AVERAGE NUMBER OF SHARES OUTSTANDING — BASIC	68,817,149	51,596,928	62,133,178	51,592,137
WEIGHTED-AVERAGE NUMBER OF SHARES OUTSTANDING — DILUTED	68,817,149	51,759,376	62,133,178	51,760,265
See notes to condensed consolidated financial statements.

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

				Accumulated
	Common Stock		Additional	Other
		Par	Paid-in	Comprehensive	Accumulated		Comprehensive
	Shares	Value	Capital	Loss	Deficit	Total	Loss
				(In thousands)

Balance — December 31, 2007	51,655	$51	$748,216	$(83,783)	$(195,910)	$468,574
Net loss					(457,918)	(457,918)	$(457,918)
Cumulative effect adjustment from the adoption of SFAS No. 159				(14,914)	14,914	—
Available-for-sale securities — fair value adjustment net of reclassification adjustments				(812)		(812)	(812)
Previously designated derivatives — amortization of net loss				96,964		96,964	96,964
Foreign currency translation gain				22		22	22

Comprehensive loss							$(361,744)

Conversion of Series A cumulative convertible preferred stock into common stock	15,000	15	117,150			117,165
Share-based compensation	38	1	3,227			3,228
Preferred stock dividend and accretion			(2,393)			(2,393)

Balance — June 30, 2008	66,693	$67	$866,200	$(2,523)	$(638,914)	$224,830

See notes to condensed consolidated financial statements.

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30,
	2008	2007
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(457,918)	$37,021
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Net premium and discount amortization on investments, loans and debt issuance	1,243	14,386
Share-based compensation	437	671
Hedge ineffectiveness	—	(284)
Net purchase of trading securities	(341,845)	(97,703)
Net loss from trading securities	202,466	3,048
Other-than-temporary impairment on available-for-sale securities	3,856	202
Net loss on other investments	—	250
Net (purchases) proceeds on loans held for sale	(7,398)	12,545
Net loss (gain) on loans and loans held for sale	21,050	(411)
Provision for loan losses	4,502	6,933
Net realized gain on available-for-sale securities	—	(2,508)
Net changes in undesignated derivatives	(159,938)	(499)
Amortization of net loss (gain) on previously designated derivatives	96,965	(10,080)
Net cash paid on terminated designated derivatives	—	(3,791)
Depreciation and amortization	5,267	—
Impairment of intangible assets and goodwill	29,034	—
Non-cash rental expense	100	—
Deferred tax benefit	(12,905)	—
Changes in operating assets and liabilities:
Due from broker	93,579	10,418
Interest receivable	26,808	(2,005)
Other receivable	1,268	585
Prepaid and other assets	(687)	(392)
Accrued interest on repurchase agreements	(19,613)	(2,185)
Due to broker	1,836	1,838
Interest payable	(8,667)	6,943
Management and incentive fee payable to related party	—	10
Accrued and other liabilities	(7,169)	(1,639)

Net cash used in operating activities	(527,729)	(26,647)

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted cash and cash equivalents	(21,337)	(32,517)
Purchase of available-for-sale securities	(1,750)	(1,778,615)
Proceeds from the sale of available-for-sale securities	—	1,157,721
Principal payments on available-for-sale securities	22,824	730,049
Proceeds from the sale of trading securities previously classified as available-for-sale	4,138,198	—
Principal payments on trading securities previously classified as available-for-sale	170,387	—
Origination and purchase of loans	(7,070)	(173,071)
Principal payments on loans	47,878	94,687
Proceeds from sale of loans	26,368	3,166
Proceeds from sale of loans held for sale previously classified as held for investment	1,864	—
Purchase of other investments	—	(550)
Net purchases of fixed assets	(9)	—

Net cash provided by investing activities	4,377,353	870

CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments under repurchase agreements	(3,875,296)	(21,357)
Payments made on long term debt	—	(261)
Proceeds from Wachovia Facility	3,000	62,600
Payments made on Wachovia Facility	(23,022)	(5,600)
Payment of debt issuance costs	(533)	(3,478)
Payments on designated derivative containing a financing element	—	(26)
Dividends paid	(21,736)	(43,446)
Payments made on short term debt	(1,225)	—

Net cash used in financing activities	(3,918,812)	(11,568)

Foreign currency translation	(13)	—

Net decrease in cash and cash equivalents	(69,201)	(37,345)
Cash and cash equivalents at beginning of period	113,733	72,523

Cash and cash equivalents at end of period	$44,532	$35,178

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Six months ended June 30,
	2008	2007
	(In thousands)
SUPPLEMENTAL DISCLOSURE:
Cash paid for interest	$96,866	$227,247
Cash paid for income tax	3,974	—

NONCASH INVESTING AND FINANCING ACTIVITIES:
Unsettled held for investment loan sales — due from broker	$—	$9,000
Unsettled loans held for sale sales; previously held for investment — due to broker	3,301	—
Net settlement of interest expense from derivatives	—	3,429
Settlement of interest income as an addition to principal balance of loans and loans held for sale	3,211	3,069
Receipt of warrants	1,092	214
Principal payments receivable from available-for-sale securities	976	21,362
Principal payments receivable from bank loans held for investment	—	232
Issuance of stock for payment of prior year incentive fee	—	3
Share-based compensation	2,789	—
Series A cumulative convertible preferred stock dividend and accretion	2,393	—
Merger purchase price adjustments	561	—
See notes to condensed consolidated financial statements.

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. ORGANIZATION
     Deerfield Capital Corp. (“DFR” and, together with its subsidiaries, the “Company”) is a Maryland corporation with a principal investing portfolio comprised of fixed income investments, including residential mortgage backed securities (“RMBS”), government securities and corporate debt. In addition, through its subsidiary, Deerfield Capital Management LLC (“DCM”), the Company manages client assets, including government securities, corporate debt, RMBS and asset-backed securities (“ABS”).
     DFR had been externally managed by DCM since the commencement of its operations in December 2004. The Company acquired Deerfield & Company LLC (“Deerfield”), the parent company of DCM, on December 21, 2007 (the “Merger”), at which time Deerfield and its subsidiaries became indirect wholly-owned subsidiaries, and DFR became internally managed. See Note 3 for further discussion of the Merger.
Business Segments
     The Company operates within two business segments:
     Investment Management — The Company manages assets within a variety of investment vehicles, including investment funds, collateralized debt obligations (“CDOs”) and separately managed accounts, for investment advisory fees. The Company specializes in government securities, corporate debt, RMBS, commercial real estate and ABS. The Company utilizes a variety of strategies including fundamental credit analysis, duration management, yield curve arbitrage and basis spread techniques in managing a broad range of investment vehicles on behalf of clients.
     Principal Investing — The Company invests in a portfolio comprised primarily of fixed income investments, including RMBS, government securities and corporate debt. Income is generated primarily from the net spread, or difference, between the interest income the Company earns on its investment portfolio and the cost of its borrowings net of hedging derivatives, as well as the net recognized gains, if any, on the Company’s investment portfolio.
Liquidity and Capital Resources
     The Company improved stability in its liquidity position by decreasing its investment in AAA-rated non-Agency RMBS (as defined below) and liquidating other assets to significantly reduce leverage on its balance sheet during the six months ended June 30, 2008. The Company believes the current cash and cash equivalents, unencumbered liquid securities and net equity in financed liquid securities, along with financing sources and cash flows from operations are adequate to meet anticipated long term (greater than one year) liquidity requirements.
     The Company has been adversely impacted by the continuing deterioration of global credit markets, particularly during the first three months of 2008. The most pronounced impact was on the Company’s AAA-rated non-Agency RMBS portfolio. This portfolio experienced a significant decrease in value during the first three months of 2008 fueled by the ongoing liquidity crisis. This negative environment affected the Company’s ability to successfully finance and hedge its RMBS portfolio in several ways. First, as financing conditions worsened and the value of the AAA-rated non-Agency RMBS portfolio declined, the Company sold a significant portion of its AAA-rated non-Agency RMBS and Agency RMBS to improve liquidity.
     Second, repurchase agreement counterparties in some cases ceased financing non-Agency collateral (including AAA-rated collateral such as the Company’s) and, in other cases, significantly increased the equity, or “haircut,” required to finance such collateral. The reduction of available counterparties further restricted the Company’s ability to obtain financing on favorable terms.
     Finally, the Company has a long standing practice of hedging a substantial portion of the interest rate risk that it incurs in connection with financing its RMBS portfolio. This hedging is generally accomplished using interest rate swaps under which the Company agrees to pay a fixed interest rate in return for receiving a floating interest rate. As the credit environment worsened in early 2008, it created a flight to U.S. Treasury securities and prompted further Federal Reserve rate cuts and interest rates decreased sharply. This, in turn, required the Company to post additional collateral to support declines in its interest rate swap portfolio. While Agency RMBS demonstrated offsetting gains providing releases of certain margin, AAA-rated non-Agency RMBS experienced significant price declines which, coupled with losses on the interest rate swap portfolio, exacerbated the strain on the Company’s liquidity.

     The Company is focused on optimizing its Investment Management segment by launching new products that will diversify the Company’s revenue streams while highlighting the Company’s core competencies of credit analysis and asset management. The Company expects to make co-investments in certain of these new investment products. The Company believes that the growth of fee based income through the management of alternative investment products will provide the most attractive risk-adjusted return on capital. The Company is also focused on its previously announced strategy of acquiring existing CDO management contracts. On July 21, 2008, the Company announced that it had acquired the management contract for Robeco CDO II Limited from Robeco Investment Management, Inc. The Company continues to explore the possibility of acquiring additional management contract from other CDO managers.
     The Company seeks to operate in such a way as to avoid registration as an investment company under the Investment Company Act of 1940, as amended ( the “1940 Act” ). Historically, the Company has done so primarily by ensuring that 55% of the assets of Deerfield Capital LLC ( “DC LLC” ) were mortgage loans and other qualifying assets. As a result of the sales of RMBS during the first three months of 2008, DC LLC no longer complies with this test. Accordingly, the Company now relies on a safe harbor exemption for companies that have a bona fide intent to be engaged in an excepted activity but that temporarily fail to meet the requirements of their exemption from registration as an investment company. If the Company is unable to restore its compliance with other exemptions from the 1940 Act within a one-year period, the Company may be required either to register as an investment company or to acquire or dispose of assets in order to meet the long term exemption.
     Agency-issued RMBS are backed by residential mortgage loans and are guaranteed as to principal and interest by federally chartered entities such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and, in the case of the Government National Mortgage Association (“Ginnie Mae”), the U.S. government. The Company refers to these entities as “Agencies” and to RMBS guaranteed or issued by the Agencies as “Agency RMBS.” The Company’s Agency RMBS portfolio currently consists of Fannie Mae and Freddie Mac securities.
2. ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS
     Basis of Presentation — The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and are in the form prescribed by the Securities and Exchange Commission’s (“SEC”) pursuant to Regulation S-X and the instructions to Form 10-Q. Accordingly, the Company did not include all of the information and footnotes for complete financial statements as required by GAAP. The interim unaudited financial statements should be read in conjunction with the Company’s audited financial statements as of and for the year ended December 31, 2007, which are included in the Company’s Annual Report on Form 10-K filed with the SEC on February 29, 2008 and the Current Report on Form 8-K filed with the SEC on March 18, 2008. In the opinion of the Company’s management, all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows have been included. The nature of the Company’s business is such that the results of any interim period information are not necessarily indicative of results for a full year. The accompanying condensed consolidated financial statements include the accounts of DFR and its subsidiaries.
     Principles of Consolidation — The condensed consolidated financial statements include the financial statements of DFR and its subsidiaries which are wholly-owned and entities which are variable interest entities (“VIEs”) in which the Company is the primary beneficiary under Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (revised 2004), Consolidation of Variable Interest Entities. An enterprise is the primary beneficiary if it absorbs a majority of the VIE’s expected losses or receives a majority of the VIE’s expected residual returns, or both. All intercompany balances and transactions have been eliminated in consolidation.
     Reclassifications — Certain amounts in the condensed consolidated financial statements and notes as of December 31, 2007 and for the three and six months ended June 30, 2007 have been reclassified to conform to the presentation as of and for the three and six months ended June 30, 2008.
     Significant Accounting Policies — The Company’s significant accounting policies are discussed in the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. There were two significant changes to these policies during the six months ended June 30, 2008: the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”) and the adoption of SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities (“SFAS No. 159”).

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
Level 1 - inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
The types of assets carried at Level 1 generally are equity securities listed on an active exchange. The Company held no Level 1 securities as of June 30, 2008.
Level 2 - inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly, or indirectly, for substantially the full term of the financial instrument.
The Company’s assets and liabilities that are generally included in this category are Agency RMBS, U.S. Treasury bills and interest rate derivatives.
Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value measurement. This includes situations where there is little, if any, market activity for the asset or liability.
The Company’s assets and liabilities that are generally included in this category are AAA-rated non-Agency RMBS, commercial mortgage-backed securities (“CMBS”), corporate bonds, preferred shares of CDOs, certain loans and loans held for sale, credit default swaps and total return swaps.
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
     Many financial assets and liabilities have bid and ask prices that can be observed in the marketplace. Bid prices reflect the highest price that market participants are willing to pay for an asset. Ask prices represent the lowest price market participants are willing to accept for an asset. For financial assets and liabilities whose inputs are based on bid-ask prices, the Company’s policy is to take the mid point in the bid-ask spread to value these assets and liabilities as a practical expedient for determining fair value permissible under SFAS No. 157.
     Fair value is a market-based measure considered from the perspective of the market participant who holds the asset or owes the liability rather than an entity-specific measure. Therefore, when market assumptions are not readily available, the Company’s own assumptions are set to reflect those that management believes market participants would use in pricing the asset or liability at the measurement date.
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
     Impairment of Goodwill and Other Intangible Assets
     Goodwill represents the excess cost of a business acquisition over the fair value of the net assets acquired. Intangible assets are comprised of finite-lived and indefinite-lived assets. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, (“SFAS No. 142”) indefinite-lived assets and goodwill are not amortized. For tax purposes the Company amortizes goodwill. Finite-lived intangibles are amortized over their expected useful lives.
     Goodwill is tested for impairment at least annually, or more frequently if events or circumstances, such as adverse changes in business climate, indicate that there may be impairment. SFAS No. 142 requires, on a reporting unit level, a comparison of the book value of net assets to their estimated fair value. If the fair value is determined to be less than book value, a second step is performed to compute the amount of the impairment. In this process an implied fair value of goodwill is estimated, in the same manner as the amount of goodwill recognized in a business combination. If the carrying amount of the reporting unit exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to the excess. The loss recognized cannot exceed the carrying amount of goodwill.
     Likewise, intangible assets are tested for impairment at least annually, or more frequently if events or circumstances indicate that the asset might be impaired. An impairment charge is recorded if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its fair value.
     After an impairment loss is recognized, the adjusted carrying amount of the intangible asset, including goodwill, is the new cost basis. Any recovery in value is not recognized unless the underlying asset or net asset is subsequently sold.
     The evaluation of goodwill and intangible assets for impairment requires significant management judgments and estimates. If the market value of the Company’s stock continues to be below its book value, further impairments, which could be material, may be recorded in the future.
Recent Accounting Pronouncements
     In February 2008, the FASB issued Staff Position (“FSP”) No. 140-3 Accounting for Transfers of Financial Assets and Repurchase Financing Transactions (“FSP No. 140-3”), which relates to SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”), in order to address certain situations where assets purchased from a particular counterparty and financed through a repurchase agreement with the same counterparty can be considered and accounted for as separate transactions. Currently, the Company records such assets and the related financing on a gross basis as separate transactions in the condensed consolidated balance sheet, and the corresponding interest income and interest expense in the Company’s condensed consolidated statements of operations. FSP No. 140-3 assumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement, or a linked transaction. However, if certain criteria are met, the initial transfer and repurchase financing shall not be treated as a linked transaction, rather are evaluated separately under SFAS No. 140. FSP No. 140-3 is effective for the Company on January 1, 2009. Management is currently evaluating the effects FSP No. 140-3 will have on the Company’s condensed consolidated financial statements.
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”), which amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”). This statement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative contracts. SFAS No. 161 is effective for the Company on January 1, 2009. Management is currently evaluating the effects that SFAS No. 161 will have on the disclosures included in the Company’s condensed consolidated financial statements.
     In June 2008, the FASB issued Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method described in FASB Statement No. 128, Earnings per Share. FSP EITF 03-6-1 is effective for the Company on January 1, 2009. Management is currently evaluating the effects that this new guidance will have on the Company’s condensed consolidated financial statements.

3. MERGER WITH DEERFIELD
     On December 21, 2007, the Company completed the Merger, and, as a result, Deerfield became its indirect wholly-owned subsidiary. The fair values of the assets acquired and liabilities assumed in the Merger were estimated by management. During the three months ended June 30, 2008, the Company made changes to the fair value of certain assets and liabilities assumed in the Merger. A summary of the recorded fair values of the assets and liabilities assumed in the Merger and subsequent purchase price adjustments recorded during the three months ended June 30, 2008 is as follows:

	Original	Purchase	Adjusted
	Estimate of	Price	Estimate of
	Fair Value	Adjustments	Fair Value
	(In thousands)
Fair value of assets acquired, excluding cash acquired	$216,469	$563	$217,032
Assumed liabilities	(27,999)	(2)	(28,001)

	$188,470	$561	$189,031

Summary of consideration, net of cash acquired:
Series A Cumulative Convertible Preferred Stock, at fair value	116,015	70	116,085
Series A and Series B Notes, at fair value	71,206	—	71,206
Net cash acquired	(13,609)	—	(13,609)
Other capitalized transaction costs	14,858	491	15,349

Total consideration	$188,470	$561	$189,031

     The following unaudited pro forma condensed combined financial information gives effect to the Merger as if the acquisition of Deerfield had been completed as of January 1, 2007 for the three months and six months ended June 30, 2007. This unaudited pro forma combined financial information is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the Merger had been consummated during the period or as of the dates for which the pro forma data is presented, nor is it necessarily indicative of future operating results of the Company.

	Unaudited Pro Forma Information
	Three months ended June 30, 2007	Six months ended June 30, 2007
	(In thousands, except per share data)
Total net revenues	$33,795	$64,786
Income before income tax expense	$12,780	$34,177
Net income	$13,049	$35,000
Net income attributable to common stockholders	$6,895	$22,690
Net income per share — basic	$0.13	$0.44
Net income per share — diluted	$0.10	$0.34
     See Note 11 for discussion of impairment charges taken during the three and six months ended June 30, 2008 related to intangible assets and goodwill recorded in conjunction with the Merger.
4. FAIR VALUE OF FINANCIAL INSTRUMENTS
     The following is a description of the valuation methodologies used for instruments measured at fair value, based on balance sheet classification, including the general classification of such instruments pursuant to the valuation hierarchy as described in Note 2 based on their classification in the condensed consolidated balance sheet. Management, from time to time, may make fair value adjustments to valuation methodologies described below under certain market conditions. Management maintains a consistent policy and process for identifying when and how such adjustments should be made. To the extent a significant fair value adjustment is made by management, the valuation classification would generally be considered as Level 3 within the fair value hierarchy.

     Available-for-sale securities
     Available-for-sale securities include high-yield corporate bonds and ABS held in Market Square CLO Ltd. (“Market Square CLO”), CMBS and other investments. The fair value for high-yield corporate bonds represents a composite of the mid-point in the bid-ask spread of dealer quotes and are classified as Level 3 within the fair value hierarchy. The composite includes control procedures to identify outlying dealer quotes. The fair value of the available-for-sale CMBS is a model-based approach which includes, but is not limited to, spreads and prepayment rates which are generally observed in the market. The recent illiquidity in the CMBS market has limited the availability of market data which is included in the valuation models. As such, CMBS are classified as Level 3 within the fair value hierarchy until market liquidity improves. The ABS held in Market Square CLO and other investments were priced at the mid-point of the bid-ask spread of a dealer quote and are classified as Level 3 within the fair value hierarchy. Securities valued by management by reference to dealer quotes and other similar measures are classified as Level 3 within the fair value hierarchy.
     Trading securities
     Trading securities include U.S. Treasury bills, preferred shares of CDOs and all RMBS. The U.S. Treasury bills are traded in a dealer market. The fair value for U.S. Treasury bills represents a composite of the mid-point in the bid-ask spread of dealer quotes and are classified as Level 2 within the fair value hierarchy. The composite includes control procedures to identify and remove outlying dealer quotes. The fair value for RMBS generally represents a modeled valuation, which includes spreads and prepayment rates which are observable in the market. Agency RMBS are classified as Level 2 within the fair value hierarchy.
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
     Derivative assets and liabilities
     All the derivatives held by the Company represent instruments traded in the over-the-counter market and are valued using internally-developed market-standard models. The inputs to the valuation models for the interest rate swaps and caps represent observable market data available at commonly quoted intervals for the full terms of the contracts. All interest rate derivatives are classified as Level 2 within the fair value hierarchy. The significant inputs to the valuation models for credit default swaps, total return swaps and warrants may contain a significant level of subjectivity. Credit default swaps, total return swaps and warrants are classified as Level 3 within the fair value hierarchy.
     Loans held for sale
     Loans held for sale are carried at the lower of cost or fair value. If the fair value of a loan is less than its cost basis, a valuation adjustment is recognized in the condensed consolidated statements of operations, and the loan’s carrying value is adjusted accordingly. The valuation adjustment may be recovered in the event that the fair value increases, which is also recognized in the condensed consolidated financial statements. Loans held for sale are generally priced at a composite of the mid-point in the bid-ask spread of dealer quotes or based on the composite price of a different tranche of the same security if dealer quotes are unavailable for the specific tranche the Company owns. In rare circumstances, where no such quotes are available, price may be based on a model which could include unobservable market inputs. Loans held for sale are classified as Level 3 within the fair value hierarchy.
Assets and liabilities measured at fair value on a recurring basis
     The following table presents the financial instruments carried at fair value as of June 30, 2008, by caption in the condensed consolidated balance sheet and by level within the SFAS No. 157 valuation hierarchy:

				Carrying
	Level 1	Level 2	Level 3	Value
	(In thousands)
Available-for-sale securities	$—	$—	$7,403	$7,403
Trading securities	—	1,415,290	30,512	1,445,802
Derivative assets	—	184	1,596	1,780

Total financial instrument assets	$—	$1,415,474	$39,511	$1,454,985

Derivative liabilities	$—	$6,150	$646	$6,796

Changes in Level 3 recurring fair value measurements
     When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable parameters to the overall fair value measurement. However, Level 3 instruments typically include, in addition to the unobservable or Level 3 components, observable components (components that are actively quoted and can be validated to external sources). Accordingly, the gains and losses in the tables below include changes in fair value due in part to observable factors that are part of the valuation methodology.
     The table below includes a rollforward of the balance sheet amounts for the three months ended June 30, 2008 (including the change in fair value), for financial instruments classified by the Company within Level 3 of the valuation hierarchy.

							Changes in Unrealized
	Fair Value Measurements Using Significant Unobservable Inputs						Gains/(Losses) Related to
	Estimated Fair Value	Net Realized/Unrealized		Purchases, Sales, Issuances	Net Transfers In/(Out)	Estimated Fair Value	Financial Instruments Held
	March 31, 2008	Gains (Losses)		and Settlements, Net	of Level 3	June 30, 2008	at June 30, 2008
	(In thousands)
Available-for-sale securities	$9,935	$(2,532	) (1)	$—	$—	$7,403	$(2,532	) (1)
Trading securities	32,539	(1,328	) (2)	(699)	—	30,512	(1,355	) (2)
Derivative assets	1,221	375	(3)	—	—	1,596	375	(3)

Total financial instrument assets	$43,695	$(3,485)		$(699)	$—	$39,511	$(3,512)

Derivative liabilities	$1,912	$(1,618	) (3)	$352	$—	$646	$(1,266	) (3)

(1)	Net unrealized changes in fair value for available-for-sale securities are reported as an adjustment to accumulated other comprehensive loss on the condensed consolidated statement of stockholders’ equity. Impairments on available-for-sale securities are reported within net gain (loss) on available-for-sale securities in the condensed consolidated statements of operations.

(2)	Net realized and unrealized gains (losses) on trading securities are reported within net loss on trading securities in the condensed consolidated statements of operations.

(3)	Net realized and unrealized gains (losses) on derivative assets and derivative liabilities are recorded in net gain (loss) on derivatives in the condensed consolidated statements of operations.
     The table below includes a rollforward of the balance sheet amounts for the six months ended June 30, 2008 (including the change in fair value), for financial instruments classified by the Company within Level 3 of the valuation hierarchy.

								Changes in Unrealized
	Fair Value Measurements Using Significant Unobservable Inputs							Gains/(Losses) Related to
	Estimated Fair Value	Net Realized/Unrealized		Purchases, Sales, Issuances	Net Transfers Out		Estimated Fair Value	Financial Instruments Held
	January 1, 2008	Losses		and Settlements, Net	of Level 3		June 30, 2008	at June 30, 2008
	(In thousands)
Available-for-sale securities	$10,268	$(4,615	) (1)	$1,750	$—		$7,403	$(4,641	) (1)
Trading securities	1,894,429	(189,442	) (2)	(1,644,739)	(29,736	) (4)	30,512	(14,839	) (2)
Derivative assets	318	(829	) (3)	2,107	—		1,596	479	(3)

Total financial instrument assets	$1,905,015	$(194,886)		$(1,640,882)	$(29,736)		$39,511	$(19,001)

Derivative liabilities	$1,493	$(2,306	) (3)	$1,459	$—		$646	$(1,817)	(3)

(1)	Net unrealized changes in fair value for available-for-sale securities are reported as an adjustment to accumulated other comprehensive loss on the condensed consolidated statement of stockholders’ equity. Impairments on available-for-sale securities are reported within net gain (loss) on available-for- sale securities in the condensed consolidated statements of operations.

(2)	Net realized and unrealized gains (losses) on trading securities are reported within net loss on trading securities in the condensed consolidated statements of operations.

(3)	Net realized and unrealized gains (losses) on derivative assets and derivative liabilities are recorded in net gain (loss) on derivatives in the condensed consolidated statements of operations.

(4)	Net transfers out of Level 3 represent Agency RMBS priced by management by reference to dealer quotes at January 1, 2008 and using modeled valuation with inputs observable in the market as of June 30, 2008.

Assets measured at fair value on a nonrecurring basis
     Certain assets are measured at fair value on a nonrecurring basis, meaning that the instruments are measured at fair value only in certain circumstances (for example, when there is evidence of impairment). The following table presents the assets carried on the condensed consolidated balance sheet by caption and by level within the SFAS No. 157 valuation hierarchy as of June 30, 2008, for which a nonrecurring change in fair value has been recorded during the three months ended June 30, 2008:

				Carrying
	Level 1	Level 2	Level 3	Value
	(In thousands)
Loans held for sale	$—	$—	$236,471	$236,471
Loans	—	—	2,677	2,677
Intangible assets, net	—	—	—	—	(1)

Total assets at fair value on a nonrecurring basis	$—	$—	$239,148	$239,148

(1)	One intangible asset identified as a result of the Merger was impaired and marked to fair value of zero as of June 30, 2008. See Note 11 for further information.
     In the table above, “Loans held for sale” include changes in fair value which are carried on the balance sheet at the lower of cost or fair value. “Loans” represent loans held for investment which are measured at fair value as the result of the establishment or subsequent change in the allowance for loan losses as of June 30, 2008. See Note 11 for discussion of the impairment charges on intangible assets and goodwill as of June 30, 2008.
     The following table presents the total change in value of financial assets for which a fair value adjustment has been included in the condensed consolidated financial statements for the three and six months ended June 30, 2008:

	Three months ended		Six months ended
	June 30, 2008		June 30, 2008
	(In thousands)
Loans held for sale	$2,646	(1)	$(21,878)
Loans	(383)	(2)	(383)
Intangible assets, net	(1,004)	(3)	(1,004)

Total nonrecurring fair value gains (losses)	$1,259		$(20,491)

(1)	Changes in the fair value on loans held for sale are reported within net gain (loss) on loans and loans held for sale in the condensed consolidated statements of operations.

(2)	Impairment charges to record loans to fair value are reported within provision for loan losses in the condensed consolidated statements of operations.

(3)	Impairment charges to intangible assets are reported within impairment of intangible assets and goodwill in the condensed consolidated statements of operations.
     SFAS No. 107, Disclosure About Fair Value of Financial Instruments, requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value. Fair values presented are disclosed as discussed above. For securities which the fair value option was not elected, quoted market prices, if available, are utilized as estimates of the fair values of financial instruments. In the absence of available quoted market prices for certain of the Company’s financial instruments, the fair values of such instruments have been derived based on management’s assumptions, the estimated amount and timing of future cash flows and estimated discount rates. Different assumptions could significantly affect these estimates.

     The carrying amounts and estimated fair values of the Company’s financial instruments as of June 30, 2008, for which the disclosure of fair values is required, were as follows:

		Estimated
	Carrying	Fair
	Value	Value
	(In thousands)
Financial assets:
Cash and cash equivalents (1)	$44,532	$44,532
Restricted cash and cash equivalents (1)	68,462	68,462
Available-for-sale securities (2)	7,403	7,403
Trading securities (2)	1,445,802	1,445,802
Other investments (3)	5,472	5,472
Derivative assets (2)	1,780	1,780
Loans held for sale (2)	264,559	265,142
Loans, net of allowance for loan losses (2) (3)	375,780	367,391
Investment advisory fee receivables (1)	5,142	5,142

Financial liabilities:
Repurchase agreements (1)	1,408,955	1,408,955
Derivative liabilities (2)	6,796	6,796
Short term debt (1)	483	483
Long term debt: (4)
Wachovia Facility	53,412	53,412
Market Square CLO	276,000	276,000
DFR MM CLO	231,000	231,000
Trust preferred securities	123,717	123,717
Series A & Series B Notes (5)	71,412	71,412

(1)	The carrying amounts approximate the fair value due to the short term nature of these instruments.

(2)	The estimated fair values were determined in accordance with SFAS No. 157 as described in detail above.

(3)	It was not practicable to estimate the fair value of certain loans and other investments because they are not traded in an active market, therefore, the carrying value has been displayed as an approximation of fair value in absence of an available broker quote. If an independent pricing service cannot provide fair value estimates for a given loan, the Company may determine estimated fair value based on some or all of the following: (a) current financial information of the borrowing company and performance against its operating plan; (b) changes in the fair value of collateral supporting the loan; (c) changes to the market for the borrowing company’s service or product and (d) present value of projected future cash flows.

(4)	The carrying amount approximated fair value as the interest rate on all of the Company’s long term debt resets quarterly to short term market rates plus a fixed credit spread.

(5)	See Note 15 for further information regarding the Series A and Series B Notes.
5. FAIR VALUE OPTION
     On January 1, 2008, the Company adopted SFAS No. 159, which provides an option to elect fair value as an alternative measurement for selected financial assets not previously recorded at fair value. The Company elected the fair value option for RMBS and preferred shares of CDOs, both of which were previously recorded as available-for-sale securities. In addition, the Company also elected to de-designate all previously designated interest rate swaps. Prior to adoption and de-designation, the RMBS, preferred shares of CDOs and designated interest rate swaps were carried at fair value with changes in value recorded directly into equity through other comprehensive loss, to the extent effective as a hedge in the case of designated interest rate swaps. The election was applied to existing RMBS and preferred shares of CDOs as of January 1, 2008 and is also being applied prospectively to the same types of securities. The Company’s fair value elections were intended to eliminate the operational complexities of applying hedge accounting while reducing the related future volatility in earnings. As of the adoption date, approximately $14.9 million of cumulative losses reflected in other comprehensive loss related to existing RMBS and preferred shares of CDOs with an estimated fair value at the adoption date of $4.9 billion was reclassified to retained earnings as a cumulative-effect transition adjustment. As of the fair value option election date, all RMBS and preferred shares of CDOs previously classified as available-for-sale were reclassified to trading securities.

     As of January 1, 2008, the other comprehensive loss related to the de-designation of interest rate hedges attributable to the adoption of SFAS No. 159 was $69.9 million. To the extent that the forecasted rolls on repurchase agreement transactions continued as anticipated, the Company would have amortized this loss and the $27.3 million in other comprehensive loss related to previously de-designated swaps from other comprehensive loss into interest expense over the remaining original hedge period and all future changes in fair value would be reflected in the condensed consolidated statements of operations. However, due to the significant RMBS sales activity and corresponding repurchase agreement repayment during the three months ended March 31, 2008, forecasted rolls on the repaid repurchase agreements are not continuing as anticipated. As a result, a loss of $91.7 million was recognized during the three months ended March 31, 2008 in the condensed consolidated statements of operations in net gain (loss) on derivatives, and the corresponding cumulative net loss relating to newly and previously de-designated interest rate swaps in other comprehensive loss was removed. The remaining $0.3 million in cumulative net loss in other comprehensive loss related to terminated and de-designated swaps as of June 30, 2008 will be amortized over the remaining original hedge period. Additionally, the Company recorded a net increase to interest expense of $61,000 and $5.3 million, respectively, during the three and six months ended June 30, 2008, related to the amortization of de-designated and terminated interest rate swaps.
     Changes in the fair value of securities, with respect to which the fair value option was elected and other trading securities measured at fair value from January 1, 2008 through June 30, 2008 are included in net gain (loss) on trading securities in the condensed consolidated statements of operations.
6. AVAILABLE-FOR-SALE SECURITIES
     The following table summarizes the Company’s available-for-sale securities as of June 30, 2008, which are carried at fair value:

	Amortized	Unrealized	Unrealized	Estimated
Security Description	Cost	Gains	Losses	Fair Value
	(In thousands)
High-yield corporate bonds held in Market Square CLO	$3,980	$—	$(632)	$3,348
ABS held in Market Square CLO	1,750	—	—	1,750
CMBS	1,012	—	—	1,012
Other investments	2,974	—	(1,681)	1,293

Total	$9,716	$—	$(2,313)	$7,403

     As of January 1, 2008, in accordance with the adoption of SFAS No. 159, the Company elected the fair value option for all of its RMBS and preferred shares of CDOs and reclassified those securities from available-for-sale to trading securities. The Company will no longer assess these securities for other-than-temporary impairment because the changes in fair value are recorded in the statements of operations rather than as an adjustment to accumulated other comprehensive loss in stockholders’ equity.
     The following table summarizes the Company’s securities classified as available-for-sale, according to their weighted average lives, which are based upon contractual maturity:

			Weighted
	Amortized	Estimated	Average
Weighted Average Life	Cost	Fair Value	Coupon
	(In thousands)
Greater than one year and less than five years	$2,974	$1,293	5.19%
Greater than five years and less than ten years	6,742	6,110	6.60%

Total	$9,716	$7,403	6.37%

     The following table shows the fair value and gross unrealized losses of available-for-sale securities in which amortized cost exceeds fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2008:

	Less than 12 Months			More than 12 Months			Total
	Number	Estimated	Gross	Number	Estimated	Gross	Number	Estimated	Gross
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
	(Dollars in thousands)
High-yield corporate bonds held in Market Square CLO	4	$3,348	$(632)	—	$—	$—	4	$3,348	$(632)
Other investments	—	—	—	1	1,293	(1,681)	1	1,293	(1,681)

Total temporarily impaired securities	4	$3,348	$(632)	1	$1,293	$(1,681)	5	$4,641	$(2,313)

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
     The Company intends to, and believes it has the ability to, hold the high-yield corporate bonds held in Market Square CLO and other investments remaining in available-for-sale securities in an unrealized loss position as of June 30, 2008 until the fair value of the securities is recovered, which may be to maturity if necessary.
     The following table presents the net gain (loss) on available-for-sale securities as reported in the Company’s condensed consolidated statements of operations:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(In thousands)
Realized gains	$—	$112	$—	$4,679
Realized losses	—	(355)	—	(2,171)

Net realized gains (losses)	—	(243)	—	2,508
Other-than-temporary impairment	(3,856)	—	(3,856)	(202)

Net gain (loss)	$(3,856)	$(243)	$(3,856)	$2,306

     For the three and six months ended June 30, 2008, the Company recognized $3.9 million of other-than-temporary impairment related to certain CMBS securities which the Company no longer has the intent to hold to recovery in value or maturity. For the three and six months ended June 30, 2007, the Company recognized zero and $0.2 million, respectively, of other-than-temporary impairment on certain interest-only securities.

7. TRADING SECURITIES
     The following table summarizes the Company’s securities classified as trading securities as of June 30, 2008:

Estimated
Security Description	Fair Value
(In thousands)
RMBS:
Agency RMBS	$415,336
AAA-rated non-Agency RMBS	28,849
U. S. Treasury bills	999,954
Preferred shares of CDOs	1,663

Total	$1,445,802

     The Company held $1.0 billion in U.S. Treasury bills as of June 30, 2008. The U.S. Treasury bills were purchased to assist DFR in complying with applicable REIT asset tests as of June 30, 2008, as discussed further in Note 19. In accordance with the adoption of SFAS No. 159, the Company elected the fair value option for all of its RMBS and transferred all RMBS securities and preferred shares of CDOs from available-for-sale to trading securities on January 1, 2008. The Company records changes in fair value of trading securities in the condensed consolidated statements of operations.
     The following table summarizes the Company’s securities classified as trading securities, according to their weighted average life:

	Amortized	Estimated	Weighted
	Cost	Fair Value	Average
Weighted Average Life	(In thousands)		Coupon
Less than one year	$999,915	$999,954	1.02%
Greater than one year and less than five years	28,345	28,022	5.52%
Greater than five years and less than ten years	390,430	383,751	5.21%
Greater than ten years	37,852	34,075	5.62%

Total	$1,456,542	$1,445,802	2.35%

     The weighted average lives in the table above are based upon contractual maturity for U.S. Treasury bills and preferred shares of CDOs and estimated based on data provided through subscription-based financial information services for RMBS. The weighted average life for RMBS is primarily based on a prepayment model that considers current yield, forward yield, slope of the yield curve, mortgage rates, contractual rate of the outstanding loans, loan age, margin and volatility. Weighted average life is an estimate of how many years it will take to receive half of the outstanding principal. Actual lives of RMBS are generally shorter than stated contractual maturities. Actual lives of the Company’s RMBS are affected by the contractual maturities of the underlying mortgages, periodic payments of principal and prepayments of principal.
     The RMBS portfolio experienced a significant decrease in value during the first three months of 2008 fueled by the ongoing liquidity crisis. This negative environment had several impacts on the Company’s ability to successfully finance and hedge its RMBS assets. The Company has sold a significant portion of its AAA-rated non-Agency RMBS and Agency RMBS to improve liquidity. During the three months ended March 31, 2008, the Company sold Agency RMBS with an amortized cost of $4.6 billion at a net realized gain of $24.4 million and AAA-rated non-Agency RMBS with an amortized cost of $1.6 billion at a net realized loss of $193.5 million. The reduction in the RMBS balance during the three months ended June 30, 2008 was comprised of principal paydowns of $22.7 million and $0.8 million in unrealized losses.
     The following table presents the realized gains (losses) on trading securities as reported in the Company’s condensed consolidated statements of operations:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(In thousands)
Realized gains	$788	$285	$44,324	$398
Realized losses	(864)	—	(213,466)	(66)

Net realized gains (losses)	$(76)	$285	$(169,142)	$332

8. OTHER INVESTMENTS
Cost Method Investments
     The Company holds certain other investments as of June 30, 2008 carried at cost of $5.5 million. These investments consist of equity securities in the entities established in connection with the issuance of the trust preferred securities of $3.7 million as of June 30, 2008. The remaining balance consists of other common and preferred equity securities that are not traded in an active market of $1.8 million as of June 30, 2008.
Equity Method Investments
     The Company holds one equity method investment as of June 30, 2008, an investment in Hometown Commercial Capital, LLC (“HCC”), a commercial loan originator. The Company initially recorded this investment at cost of $3.0 million and subsequently adjusted it to a current carrying value of zero. The adjustment to the Company’s carrying value is recorded in the condensed consolidated statements of operations as dividend income and other net gain (loss). See Note 9 for further discussions of investments related to HCC. The Company has discontinued the application of the equity method and will not provide for additional losses because the Company has not guaranteed obligations of HCC and is not otherwise committed to provide further financial support. If HCC subsequently reports net income, the Company will resume applying the equity method only after its share of that net income equals the share of net losses not previously recognized during the period in which the equity method was suspended.
9. LOANS AND LOANS HELD FOR SALE
     The following summarizes the Company’s loans and loans held for sale as of June 30, 2008:

	Carrying Value
	Loans Held
	for Sale (1)	Loans	Total
Type of Loan	(In thousands)
Loans held in Market Square CLO	$257,939	$—	$257,939
Corporate leveraged loans:
Loans held in DFR MM CLO	—	259,577	259,577
Loans held in Wachovia Facility	4,484	85,143	89,627
Other corporate leveraged loans	—	24,879	24,879
Commercial real estate loans	2,136	14,064	16,200

	$264,559	383,663	648,222

Allowance for loan losses		(7,883)	(7,883)

		$375,780	$640,339

(1)	Carrying value of loans held for sale is the lower of cost or fair value.
     As of June 30, 2008, the Company held loans totaling $648.2 million. Loans classified as held for sale and carried at the lower of cost or fair value totaled $264.6 million, net of a valuation allowance of $25.8 million as of June 30, 2008. Loans classified as held for investment and carried at amortized cost totaled $383.7 million as of June 30, 2008. As of June 30, 2008, there were $5.6 million of unsettled loan purchases and $4.3 million unsettled sales of loans held for sale. As of June 30, 2008, the Company held certain loans that settle interest accruals by increasing the principal balance of the loan outstanding. For the three and six months ended June 30, 2008, the Company settled interest receivables through increases to loans’ outstanding principal balance in the amount of $1.5 million and $3.2 million, respectively.
     Loans held in Market Square CLO consist of syndicated bank loans for which there is a ready market. This portfolio is classified as held for sale and is managed within the parameters specified in the governing indenture. Loans held in DFR Middle Market CLO Ltd. (“DFR MM CLO”), loans held in the Company’s alternative asset revolving warehouse funding facility with Wachovia Capital Markets, LLC (the “Wachovia Facility”), and loans classified as other corporate leveraged loans consist of loans which are not broadly syndicated and are, therefore, less liquid. These loans are primarily considered to be held for investment and are reported at amortized cost with an allowance for loan losses, if necessary, unless the Company decides to sell one of these loans, in which case the loan is transferred to loans held for sale.

     As of June 30, 2008, the Company’s commercial real estate loans consisted of six loans classified as held for investment, totaling $14.1 million and one loan classified as held for sale totaling $2.1 million. In November 2007, HCC was deemed to be in default on its financing obligations to a third party resulting in an agreement to sell $6.2 million in principal outstanding of loans in which the Company had loan participation interests. This portfolio of loans was valued at $3.1 million as of December 31, 2007. The Company recognized a $3.1 million loss in net gain (loss) on loans in the condensed consolidated statements of operations during the three months ended March 31, 2008 to further reduce the value of this portfolio to zero to reflect the likelihood that no value was expected to be received for these loans. During the three months ended June 30, 2008, the last of the loans in the portfolio was sold, and the Company did not receive any proceeds. The Company did not recognize interest income on these loans for the three and six months ended June 30, 2008.
     The following summarizes the activity within the allowance for loan losses for the six months ended June 30, 2008 and 2007:

	Allowance for Loan Losses
	2008	2007
	(In thousands)
Allowance for loan losses at January 1	$5,300	$2,000
Provision for loan losses	4,502	6,933
Charge-offs	(600)	—
Transfers to loans held for sale	(1,319)	—

Allowance for loan losses at June 30	$7,883	$8,933

     During the three and six months ended June 30, 2008, the Company recorded additions to the allowance for loan losses of $2.3 million and $4.5 million, respectively. During the three months ended June 30, 2008, the Company determined that an allowance for loan loss of $1.3 million was required on a commercial real estate loan held for investment with a total principal balance of $5.3 million. Subsequently, $1.8 million of the total principal balance was sold, and the remaining principal balance was transferred to loans held for sale. The $1.3 million addition to the allowance for loan losses was transferred to valuation allowance for loans held for sale and included in loans held for sale on the condensed consolidated balance sheet as of June 30, 2008. Additionally, the Company recognized an increase to the allowance for loan losses of $0.6 million for a commercial real estate loan held for investment with a principal balance of $1.0 million, which was sold during the three months ended June 30, 2008. As a result of the sale, the residual amount of the loan was charged-off. During the three months ended June 30, 2008, the Company further determined that a $0.4 million allowance for loan loss was required on a commercial real estate loan held for investment with a total principal balance of $3.1 million.
     During the three months ended March 31, 2008, the Company further impaired the one impaired loan held for investment. The Company determined that an allowance for loan losses in the amount of $7.5 million was required for this loan, which has total outstanding principal of $10.0 million. Accordingly, an addition to the provision for loan losses of $2.2 million was recorded during the three months ended March 31, 2008. The allowance for loan loss was recognized because a loss was considered probable, and the discounted expected future cash flows were less than the loan’s amortized cost basis.
     The Company did not recognize $1.4 million of interest income earned, but not yet received, on the impaired loans for the six months ended June 30, 2008.
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
     The following table is a summary of the Company’s derivative instruments as of June 30, 2008:

		Notional			Estimated Net
	Count	Amount	Assets	Liabilities	Fair Value
		(In thousands)
Interest rate swaps	18	$454,000	$184	$(6,043)	$(5,859)
Interest rate cap	1	40,000	—	(107)	(107)
Credit default swaps — protection seller	3	11,000	28	(151)	(123)
Total return swaps	2	14,406	63	(495)	(432)
Warrants	4	n/a	1,505	—	1,505

	28	$519,406	$1,780	$(6,796)	$(5,016)

n/a — not applicable

Interest Rate Swaps
     As of June 30, 2008, the Company held 18 interest rate swaps with a total notional amount of $454.0 million. Changes in fair value of interest rate swaps are recorded in net gain (loss) on derivatives in the condensed consolidated statements of operations. As of June 30, 2008, the interest rate swaps had a gross positive fair value of $0.2 million and gross negative fair value of $6.0 million recorded in derivative assets and derivative liabilities, respectively, in the condensed consolidated balance sheet. The weighted average fixed rate payable on the interest rate swaps as of June 30, 2008 was 4.61%. For the three and six months ended June 30, 2008, the Company recognized a net gain of $4.8 million and a net loss of $214.6 million in net gain (loss) on derivatives, respectively, related to interest rate swaps. The Company is currently in violation of substantially all of its International Swap Dealers Association (“ISDA”) agreements with its interest rate swap counterparties. Most of these ISDA agreements contain an equity decline trigger that the Company breached during the first quarter of 2008. This violation generally gives the counterparties the right to terminate the ISDA agreements and unwind the related interest rate swaps. The Company has notified all of its active counterparties of the breach, and none of those counterparties have expressed an intention to terminate the ISDA agreements. To date, the violations of the Company’s ISDA agreements have not had an adverse effect on its operations, and the Company believes that termination of the ISDA agreements would not have a material adverse impact on its financial condition.
     As of January 1, 2008, in conjunction with the adoption of SFAS No. 159, the Company de-designated $3.8 billion (notional) of interest rate swaps previously designated as a hedge with a net negative fair value of $85.9 million at de-designation, including accrued interest. Prior to the de-designation, designated interest rate swaps were carried at fair value with changes in value recorded directly into equity through other comprehensive loss to the extent they were effective as a hedge in accordance with the guidance under SFAS No. 133, as amended and interpreted. As of the adoption date, the other comprehensive loss related to the de-designation of interest rate hedges was $69.9 million. To the extent that the forecasted rolls on repurchase agreement transactions continued as anticipated, the Company would have amortized this loss and the $27.3 million in other comprehensive loss related to previously de-designated swaps from other comprehensive loss into interest expense over the remaining original hedge period, and all future changes in fair value of the interest rate swaps would be reflected in the condensed consolidated statements of operations. However, due to the significant RMBS sales activity and corresponding repurchase agreement repayment during the three months ended March 31, 2008, forecasted rolls on the repaid repurchase agreements are not continuing as anticipated. As a result, a loss of $91.7 million was recognized during the three months ended March 31, 2008 in the condensed consolidated statements of operations in net gain (loss) on derivatives, and a corresponding cumulative net loss relating to newly and previously de-designated interest rate swaps in other comprehensive loss was removed. The remaining $0.3 million in terminated and de-designated and terminated swaps cumulative net loss in other comprehensive loss as of June 30, 2008 will be amortized over the remaining original hedge period. Additionally, the Company recorded a net increase to interest expense of $61,000 and $5.3 million, respectively, during the three and six months ended June 30, 2008, related to the amortization of de-designated and terminated interest rate swaps.
     As of June 30, 2007, the Company held a total of 192 designated interest rate swaps with a total notional amounts outstanding of $6.2 billion and 13 undesignated interest rate swaps with a total notional amount outstanding of $441.0 million. For the three and six months ended June 30, 2007, the Company recognized a net decrease to interest expense of $14.9 million and $29.0 million, respectively, related to designated cash flow hedging. Included in these amounts was the effect of ineffectiveness, which decreased interest expense $0.3 million for the three and six months ended June 30, 2007, respectively. For the three and six months ended June 30, 2007, the Company recognized a net gain of $2.7 million and $2.2 million on derivatives, respectively, related to undesignated interest rate swaps. The weighted average fixed rate payable on the cash flow hedges and undesignated interest rate swaps as of June 30, 2007 was 4.80% and 5.20%, respectively.
Interest Rate Cap
     As of June 30, 2008, the Company held one interest rate cap with a notional amount of $40.0 million. As of June 30, 2008, the cap had a negative fair value of $0.1 million recorded in derivative liabilities in the condensed consolidated balance sheet. The Company will receive payments based on the spread in rates, if the three-month LIBOR rate increases above a certain agreed upon contractual rate, and the Company will make payments based on a nominal fixed interest rate. For the three and six months ended June 30, 2008, the Company recognized gains of $43,000 and $12,600, respectively, in net gain (loss) on derivatives related to the interest rate cap.

Credit Default Swaps
     As of June 30, 2008, the Company held three credit default swaps as the protection seller, with an aggregate notional amount of $11.0 million. A credit default swap is a financial instrument used to transfer the credit risk of a reference entity from one party to another for a specified period of time. In a standard credit default swap contract, one party, referred to as the protection buyer, purchases credit default protection from another party, referred to as the protection seller, for a specific notional amount of obligations of a reference entity. In these transactions, the protection buyer pays a premium to the protection seller. The premium is generally paid quarterly in arrears, but may be paid in full up front in the case of a credit default swaps with a short maturity. Generally, if a pre-defined credit event occurs during the term of the credit default swap, the protection seller pays the protection buyer the notional amount and takes delivery of the reference entity’s obligation. As of June 30, 2008, these credit default swaps had a gross positive fair value of $28,000 and a gross negative fair value of $0.2 million recorded in derivative assets and liabilities, respectively, in the condensed consolidated balance sheet. For the three and six months ended June 30, 2008 and 2007, the Company recognized net gain of $0.2 million and net loss of $1.9 million, and net gains of $0.1 million and $1.0 million in net gain (loss) on derivatives, respectively, related to its credit default swaps.
Total Return Swaps
     As of June 30, 2008, the Company held two total return swaps with an aggregate notional amount of $14.4 million, a gross positive fair value of $63,000 and a gross negative fair value of $0.5 million recorded in derivative assets and derivative liabilities, respectively, in the condensed consolidated balance sheet. Total return swaps are financial instruments which provide the holder with the total return on an underlying asset (for example, a syndicated bank loan or bond) offset by the cost of financing. For the three and six months ended June 30, 2008 and 2007, the Company recognized a net gain of $0.8 million and a net loss of $0.4 million, and a net gain of $0.3 million and $0.5 million in net gain (loss) on derivatives, respectively, related to total return swaps.
Warrants
     As of June 30, 2008, the Company held warrants to purchase shares of three companies with respect to which the Company is also a debt holder. These warrants were issued in connection with renegotiations of the original loan agreements. As of June 30, 2008, these warrants had a fair value of $1.5 million, recorded in derivative assets in the condensed consolidated balance sheet. The Company is carrying these instruments at fair value. For the three and six months ended June 30, 2008, the Company recognized a net gain of $0.3 million and $0.2 million, respectively, in net gain (loss) on derivatives related to warrants.
11. IMPAIRMENT OF INTANGIBLE ASSETS AND GOODWILL
     During the three and six months ended June 30, 2008, the Company recorded $1.1 million and $9.0 million, respectively, of impairment on intangible assets. For the three months ended June 30, 2008, the impairment is comprised of $0.1 million related to an adjustment to purchase accounting resulting in an additional impairment associated with the smaller of the Company’s two investment funds, which liquidated on April 30, 2008, and $1.0 million related to the intangible asset associated with the management contract for Western Springs CDO Ltd., which became fully impaired as of June 30, 2008 as a result of the pending liquidation of that CDO. The remaining $7.9 million of impairment of intangible assets recorded during the six months ended June 30, 2008 consists of an additional $4.6 million related to the intangible asset associated with the Company’s the smaller of the Company’s two investment funds, which liquidated on April 30, 2008, and $3.3 million related to the intangible asset associated with the management contract for Coltrane CLO PLC (“Coltrane CLO” ), which triggered a market value-based event of default during the first quarter of 2008 and is currently being liquidated by an administrative receiver.
     For the three and six months ended June 30, 2008, the Company recorded zero and $20.0 million, respectively, in impairment on goodwill. Although a significant amount of time had not passed since the Merger, the significant decline in the overall market capitalization of the Company during the first quarter of 2008 was a triggering event for an analysis of possible goodwill impairment. Although the estimated cash flows generated by the Investment Management segment were generally expected to be consistent with the estimated cash flows at the time of the Merger, the market multiple for the companies that the Company considered comparable had decreased. This decline in market multiples largely contributed to the $20.0 million of goodwill impairment. As a result of the further decline in market value experienced during the second quarter of 2008, the Company performed another analysis for possible goodwill impairment as of June 30, 2008 and determined that no further impairment existed at that date. The Company has considered the difference between its current market capitalization and book value in its impairment assessment.
12. REPURCHASE AGREEMENTS
     Repurchase agreements are short term borrowings from financial institutions that bear interest rates that have historically moved in close relationship to the one-month, two-month or three-month LIBOR. As of June 30, 2008, the Company had repurchase agreements outstanding in the amount of $1.4 billion (including $0.9 million of accrued interest). As of June 30, 2008, the repurchase agreements had a weighted-average borrowing rate of 1.18%.

     As of June 30, 2008, the repurchase agreements outstanding had remaining maturities as summarized below:

	Overnight	Between
	1 Day or	2 and 30
	Less	Days	Total
	(In thousands)
RMBS:
Estimated fair value of securities pledged, including accrued interest (1)	$19,563	$413,616	$433,179
Repurchase agreement liabilities associated with these securities	8,939	399,818	408,757
Weighted average interest rate of repurchase agreement liabilities	3.51%	2.51%	2.53%
U.S. Treasury bills:
Estimated fair value of securities pledged, including accrued interest	$999,954	$—	$999,954
Repurchase agreement liabilities associated with these securities	1,000,198	—	1,000,198
Weighted average interest rate of repurchase agreement liabilities	0.63%	—	0.63%
Total:
Estimated fair value of securities pledged, including accrued interest (1)	$1,019,517	$413,616	$1,433,133
Repurchase agreement liabilities associated with these securities	1,009,137	399,818	1,408,955
Weighted average interest rate of repurchase agreement liabilities	0.66%	2.51%	1.18%

(1)	Represents the current fair value of securities delivered as collateral at the inception of the repurchase agreement, including accrued interest.
     As of June 30, 2008, the fair value of the investments pledged and repurchase agreement liabilities include accrued interest as follows:

	Accrued Interest	Accrued Interest
	Included in Estimated	Included in
	Fair Value of	Repurchase Agreement
Type of Investment Pledged	Securities Pledged	Liabilities
	(In thousands)
RMBS	$1,875	$717
U.S. Treasury bills	—	198

	$1,875	$915

     As of June 30, 2008, the Company had amounts at risk with the following repurchase agreement counterparties:

		Weighted-Average
		Maturity of
		Repurchase
	Amount at Risk (1)	Agreements
	(In thousands)	(In days)
Counterparties:
Bank of America Securities LLC	$6,530	1
Deutsche Bank Securities Inc.	10,064	8
Fortis Securities LLC	7,341	1
HSBC Securities (USA), Inc.	2,347	2

Total	$26,282	1

(1)	Equal to the fair value of securities pledged (including net additional repurchase agreement collateral pledged of $1.2 million), minus repurchase agreement liabilities and related accrued interest payable.
     During the three and six months ended June 30, 2008, repurchase agreement liabilities declined by $14.9 million and $3.9 billion, respectively, as a result of RMBS principal paydowns during the three months ended June 30, 2008 and the significant RMBS sales during the six months ended June 30, 2008 which resulted in associated repayments of repurchase agreement liabilities. The Company’s repurchase agreement liabilities are significantly concentrated with one counterparty that provides financing totaling 92.2% of the $1.4 billion of repurchase agreement liabilities as of June 30, 2008. See Note 13 for additional discussion concerning securities received and pledged as collateral.
13. SECURITIES RECEIVED AND PLEDGED AS COLLATERAL
     To the extent that the Company receives collateral in connection with derivative and repurchase agreement transactions, it is generally permitted to sell or repledge these securities held as collateral. At June 30, 2008, there were no securities held as collateral.
     The Company also pledges its own assets to collateralize its repurchase agreements and in connection with derivative transactions. These securities owned and pledged, where the counterparty has the right by contract or custom to sell or repledge the financial instruments, were approximately $1.4 billion as of June 30, 2008. As of June 30, 2008, owned securities pledged consisted of $1.4 billion of securities pledged as initial collateral on repurchase agreements and $1.4 million pledged in conjunction with short term debt.
14. SHORT TERM DEBT
     The Company has issued two notes collateralized by investments in preferred shares of CDOs managed by the Company. The Euro-denominated, limited recourse note and corresponding pledged preferred shares represented a June 30, 2008 carrying value of $0.2 million and zero, respectively, based on the June 30, 2008 exchange rate. The note bears interest at Euribor plus 1.0% and matures in May 2009. The note may be prepaid. Required principal payments on the note are equal to 100% of preferred share distributions and 50% of all management fees received from such CDO until the note is paid in full. The note relates to the Coltrane CLO which is currently being liquidated by an administrative receiver as discussed in Note 11.
     The U.S. dollar denominated, limited recourse note and corresponding pledged preferred shares represented a carrying value of $0.3 million and $1.4 million, respectively. The note may be prepaid. The note bears interest at LIBOR plus 0.4% and has no stated maturity. Required principal payments on the note are equal to 62.5% of all management fees and preferred share distributions received from such CDO until the note is paid in full. The Company paid this note in full in July 2008.

15. LONG TERM DEBT
     The following table summarizes the Company’s long term debt as of June 30, 2008:

		Weighted	Fair Value
	Carrying	Average	of Collateral
	Value	Rate	(including accrued interest)
	(In thousands)
Wachovia Facility	$53,412	4.79%	$100,999
Market Square CLO	276,000	3.31%	277,979
DFR MM CLO	231,000	3.40%	309,757
Trust preferred securities	123,717	5.67%	n/a
Series A & Series B Notes	71,412	7.70%	197,246	(1)

Total long term debt	$755,541	4.24%	$885,981

(1)	Includes the assets of Deerfield, as issuer of the Series A and Series B Notes, but does not include the assets of any guarantors thereof. n/a — not applicable
     On February 29, 2008, the Company entered into a letter agreement (the “Letter Agreement”) with the representative of the holders of its trust preferred securities. The Letter Agreement provided for a waiver of any prior noncompliance by DC LLC with the minimum net worth covenant (the “Net Worth Covenant”) contained in the indenture governing the trust preferred securities issued by Deerfield Capital Trust I and waived any future noncompliance with the Net Worth Covenant through the earlier to occur of March 31, 2009 or the date the Company entered into supplemental indentures relating to Deerfield Capital Trust I, Deerfield Capital Trust II and Deerfield Capital Trust III (the “Trusts”) on agreed upon terms. The Company and the representative of the trust preferred securities agreed in the Letter Agreement that the Net Worth Covenant would be amended to include intangible assets and to reduce the threshold from $200.0 million to $175.0 million. The Company also agreed in the Letter Agreement that it would not allow DCM to incur more than $85.0 million of debt, it would conduct all of its asset management activities through DCM, it would not amend the notes that the Company issued to the sellers in conjunction with the Merger (“the Series A and Series B Notes”) except in specified circumstances, it may permit payments in kind, in lieu of cash interest, on the Series A Notes and Series B Notes subject to the $85.0 million cap described above and it would not allow a change of control of DCM or a sale, transfer, pledge or assignment of any material asset of DCM. The Company further agreed that the provisions described above will be applicable in most instances to the trust preferred securities issued by each of the Trusts.
     On May 6, 2008, the Company entered into three supplemental indentures, (the “Supplemental Indentures”), with the holders of the trust preferred securities issued by each of the Trusts as contemplated by the Letter Agreement. The terms of the Supplemental Indentures which are consistent with and supersede the terms of the Letter Agreement and provide for minimum consolidated net worth covenants of $175.0 million, including intangible assets. The Supplemental Indentures also provide that the Company will not allow DCM to incur more than $85.0 million of debt, that the Company will cause DCM to be solely responsible for all of the Company’s asset management activities, that the Company will not amend the Series A and Series B Notes except in specified circumstances, that the Company may permit payments in kind, in lieu of cash interest, on the Series A and Series B Notes subject to the $85.0 million cap described above and that the Company will not sell, transfer, pledge or issue ownership interests in DCM or sell, transfer, pledge or assign any material asset of DCM. The Supplemental Indentures also include new events of default if the holders of the Series A or Series B Notes exercise any rights of foreclosure or take affirmative steps in furtherance of a foreclosure against the Company’s collateral.
     On March 14, 2008, the Company entered into waivers with the holders of its Series A and Series B Notes. The waivers extend through March 31, 2009 (the “Waiver Period”), and waive compliance with certain portions of a REIT qualification covenant contained in the related note purchase agreements. Pursuant to the waivers, the Company has agreed to use reasonable best efforts to meet the requirements to qualify as a REIT during the Waiver Period. On May 29, 2008, the Company entered into amendments (the “May Amendments”) to the March waivers. The May Amendments extend the March Waivers through December 31, 2009. On May 6, 2008, the Company entered into an amendment to the note purchase agreement for each of the Series A and the Series B Notes that amended, among other provisions, certain covenants in order to permit the maintenance of intercompany notes issued to DFR by, and by DFR to, certain of its subsidiaries as well as a letter of credit required under the lease for the Rosemont, Illinois offices. In connection with such amendment, the Company agreed to appoint to the board of managers of each Deerfield and DC LLC one “special manager” nominated by holders of each of the Series A and Series B Notes and to amend the organizational documents of each of Deerfield and DC LLC to provide that the dissent of both such special managers will serve as a veto on any decision by the board of managers of such entity to voluntarily institute proceedings to be adjudicated bankrupt or insolvent or the taking of similar actions. Neither DC LLC nor Deerfield has any plans to institute any such proceeding. The amendments further provide that, other than the dissent right described above, such special managers shall not have any right to directly participate in the management of Deerfield or DC LCC, as the case may be.

     The Wachovia Facility was subject to renewal on April 8, 2008. On April 8, 2008, Wachovia informed the Company that the financial institutions party to the Wachovia Facility would not renew the Wachovia Facility. As a result, the Company is unable to undertake additional borrowings under the Wachovia Facility and is required to use all principal, interest and other distributions on the assets purchased under the Wachovia Facility to repay all borrowings thereunder. The Company had not undertaken any borrowings under the Wachovia Facility to purchase any assets since July 2007. Unless the Company is able to negotiate an amendment with Wachovia, a termination event will be triggered under the Wachovia Facility if the Company fails to complete a second securitization by September 2008, which would give Wachovia the right to liquidate the assets under the Wachovia Facility in an amount necessary to repay all outstanding borrowings thereunder.
     On May 12, 2008, the Company entered into a forbearance agreement with respect to the covenant under the Wachovia Facility that the Company maintain stockholders’ equity of at least $240.0 million ( the “Stockholders’ Equity Covenant”). The forbearance agreement provided that no action would be taken in respect of any prior noncompliance with the Stockholders’ Equity Covenant and waived through September 10, 2008 any future noncompliance with the Stockholders’ Equity Covenant or the concentration limits relating to the composition of the collateral under the Wachovia Facility. In accordance with the forbearance agreement, the Company was required to immediately contribute $3.0 million to the Wachovia Facility to reduce borrowings. Additionally, under the forbearance agreement the Company was required to reduce the ratio of borrowings to aggregate par value of collateral under the Wachovia Facility (less certain adjustments) to 55% on or prior to July 17, 2008. We successfully met this threshold as of July 17, 2008. In connection with the forbearance agreement, the Company also entered into an amendment of the Wachovia Facility which, among other things, increased the interest rate payable under the Wachovia Facility from LIBOR plus 200 basis points to LIBOR plus 250 basis points and eliminated the quarterly servicer fee payable to the Company, which instead was used to repay borrowings under the Wachovia Facility. See Note 22 for subsequent events related to the Wachovia Facility.
16. STOCKHOLDERS’ EQUITY
     The 14,999,992 shares of Series A cumulative convertible preferred stock issued in connection with the Merger (the “Series A Preferred Stock”) were converted into common stock, on a one-for-one basis, by approval of a majority of the holders of outstanding shares of the Company’s common stock at a special meeting on March 11, 2008.
     During the first quarter of 2008, the Company granted 2,097,283 restricted stock units with a fair value of $2.8 million (the “Performance Shares”) to certain of its employees to satisfy a portion of the accrued liabilities reflected as of December 31, 2007 relating to incentive compensation earned by those employees in 2007. Each of the Performance Shares represents the right to receive one share of the Company’s common stock on March 3, 2011, subject to forfeiture and acceleration upon the occurrence of certain specified events. The number of Performance Shares granted to each employee is subject to adjustment for dividends or other distributions paid between March 3, 2008 and March 3, 2011 and may also be adjusted, as determined by the Company’s board of directors (the “Board”), in connection with any stock dividends, stock splits, subdivisions or consolidations of shares (including reverse stock splits) or similar changes in the Company’s capitalization. During the second quarter of 2008, an employee released the right to receive 228,141 Performance Shares. Additionally, the Company granted 43,478 Performance Shares to each of the five independent board members with a fair vale of $250,000. The following table summarizes Performance Shares activity for the six months ended June 30, 2008:

Performance shares as of December 31, 2007	—
Granted	2,314,673
Forfeiture	(228,141)

Performance shares as of June 30, 2008	2,086,532

     On March 11, 2008 the Company’s stockholders approved an amendment and restatement of the Company’s Stock Incentive Plan (the “Plan”) to, among other matters, increase the shares of the Company’s common stock reserved for issuance under the Plan from 2,692,313 to 6,136,725.
     The following table summarizes changes in restricted stock grants (number of shares) for the six months ended June 30, 2008:

Non-vested as of December 31, 2007	97,403
Granted	—
Vested	(32,468)
Forfeiture	(649)

Non-vested as of June 30, 2008	64,286

     In accordance with the compensation arrangements for the Board, 2,000 shares with a fair value of approximately $3,000 were granted to the interim chairman of the Board in March 2008 and 2,000 shares with a fair value of approximately $2,000 were granted to the interim chairman of the Board in June 2008.
17. COMPUTATION OF EARNINGS PER SHARE
     The following table presents the calculation of basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(in thousands, except per share data)
Net income (loss)	$5,692	$14,494	$(457,918)	$37,021

Weighted average shares used in basic computation:
Common Stock	68,817	51,597	62,133	51,592

Dilutive effect of:
Unvested restricted stock	—	109	—	101
Unexercised options to purchase common stock	—	53	—	67

Weighted average shares used in diluted computation	68,817	51,759	62,133	51,760

Net income (loss) per share — basic	$0.08	$0.28	$(7.37)	$0.72

Net income (loss) per share — diluted	$0.08	$0.28	$(7.37)	$0.72

     The 14,999,992 shares of Series A Preferred Stock are not included in calculation of diluted net loss per share for the six months ended June 30, 2008, because their effect is anti-dilutive.
18. ACCUMULATED OTHER COMPREHENSIVE LOSS
     The following is a summary of the components of accumulated other comprehensive loss:

	For the six months ended June 30, 2008
	Available-for-	Cash Flow	Foreign Currency
	Sale Securities	Hedges	Translation	Total
	(In thousands)
Beginning balance — December 31, 2007	$13,413	$(97,239)	$43	$(83,783)
Unrealized net loss for the period	(812)	—	—	(812)
Cumulative effect adjustment from the adoption of SFAS No. 159	(14,914)	—	—	(14,914)
Foreign currency translation	—	—	22	22
Reclassification adjustments:
Accelerated amortization (1)	—	91,651	—	91,651
Hedging amortization recognized in earnings	—	5,313	—	5,313

Ending balance — June 30, 2008	$(2,313)	$(275)	$65	$(2,523)

(1)	Due to the repayments of repurchase agreement obligations during the six months ended June 30, 2008, $91.7 million was reclassified from other comprehensive loss to net gain (loss) on derivatives related to the change in forecasted repurchase agreement transactions.
19. INCOME TAXES
     DFR has elected to be taxed as a REIT. Accordingly, DFR is not subject to federal income tax to the extent DFR currently distributes its income to its stockholders and fulfills certain REIT asset, income, stock ownership and record keeping requirements. However as discussed below, it will be challenging for DFR to satisfy all of the requirements for REIT qualification for its 2008 taxable year.

     To qualify as a REIT, at the end of each calendar quarter, at least 75% of the value of DFR’s total assets must consist of qualifying assets, including real estate assets, cash and cash items (including receivables) and government securities. On June 30, 2008, DFR held approximately $1.0 billion in U.S. Treasury bills. The U.S. Treasury bills were purchased because holding these securities assisted DFR in complying with the applicable REIT asset tests as of June 30, 2008. The U.S. Treasury bill holdings matured on July 3, 2008. DFR does not expect to hold a significant amount of U.S. Treasury bills as part of its long term investment strategy. To qualify as a REIT, DFR must also satisfy annual gross income tests. As a result of the sale of substantially all of the AAA-rated non-Agency RMBS portfolio and a large portion of the Agency RMBS portfolio, it will be challenging for DFR to comply with the annual gross income tests for its 2008 taxable year.
     If DFR does not comply with either the quarterly asset tests or the annual gross income tests for its 2008 taxable year, then DFR will fail to qualify as a REIT for 2008, unless the failure is due to reasonable cause and not due to willful neglect, in which case DFR will not lose its REIT qualification, but would be required to pay a penalty tax, which could be material. DFR is pursuing strategies to maintain its REIT qualification, including asserting that its failure to satisfy any asset or gross income test is due to reasonable cause. However, the determination as to whether DFR’s failure to satisfy any asset or gross income test was due to reasonable cause is largely out of DFR’s control, and there is no assurance that DFR will be successful in this regard. DFR is exploring alternative legal and tax structures and strategic opportunities in order to maximize value for its stockholders and is focused on optimizing the future benefits from its significant tax losses. If DFR fails to qualify as a REIT for the 2008 taxable year, it will be subject to regular corporate income tax, which could have an adverse impact on the Company’s results of operations and amounts available for distribution to its stockholders and will be prevented from qualifying as a REIT until its 2013 taxable year, but DFR would generally be able to use its tax losses to offset the taxable income of its domestic taxable REIT subsidiaries (“TRSs” ).
     So long as DFR qualifies as a REIT, it is able to pass through substantially all of its earnings generated at the REIT level to stockholders without paying income tax at the corporate level. However, DFR holds various assets in domestic TRSs. TRSs are taxable as C corporations and subject to federal, state and local taxes to the extent they generate net taxable income.
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
     As a result of the Merger DFR made elections to treat DFR TRS I Corp. and DFR TRS II Corp. as TRSs. These TRSs are the equity owners of Deerfield and were formed to hold the Company’s investments in Deerfield, which would not be a REIT qualifying asset if held directly by DFR, and to earn the income of Deerfield, which would not be REIT qualifying income if earned directly by DFR.
     Market Square CLO, DFR MM CLO, and Deerfield TRS (Bahamas) Ltd. (“Deerfield Bahamas”), are foreign TRSs that are generally exempt from federal and state income taxes because they restrict their activities in the United States to trading stocks and securities for their own accounts. DFR is required to include, on an annual basis, foreign TRS taxable income in its calculation of its REIT taxable income (unless received by a domestic TRS including, for example, the five domestic TRSs that own DFR MM CLO), regardless of whether that income is distributed to DFR.
     For the three and six months ended June 30, 2008, the Company recorded an income tax expense of $2.9 million and an income tax benefit of $4.3 million, respectively. As of June 30, 2008, the net deferred tax asset was $13.4 million and the current tax liability was $6.2 million classified within accrued and other liabilities on the condensed consolidated balance sheet.
20. SEGMENT REPORTING
     The Company began operating in two reportable segments, Investment Management and Principal Investing, following the completion of the Merger. Management evaluates the performance of each business unit based on segment results, expenses and revenues. It is also important to understand when viewing segment results that they include direct and allocated expenses and revenues.

     The following summarizes the financial information concerning the Company’s reportable segments (as described in Note 1) for the three and six months ended June 30, 2008:

	For the three months ended June 30, 2008
	(In thousands)
	Investment	Principal
	Management	Investing	Eliminations		Consolidated
Interest income	$155	$21,669	$—		$21,824
Interest expense	1,583	10,838	—		12,421

Net interest income (expense)	(1,428)	10,831	—		9,403
Provision for loan losses	—	2,302	—		2,302

Net interest income after provision for loan losses	(1,428)	8,529	—		7,101
Investment advisory fees	16,783	—	(4,424)		12,359

Total net revenues	$15,355	$8,529	$(4,424	) (1)	$19,460

Net income	$728	$4,964	$—		$5,692
Depreciation and amortization	$2,580	$—	$—		$2,580
Income tax expense	$479	$2,389	$—		$2,868

	For the six months ended June 30, 2008
	(In thousands)
	Investment	Principal
	Management	Investing	Eliminations		Consolidated
Interest income	$497	$82,677	$—		$83,174
Interest expense	3,554	56,467	—		60,021

Net interest income (expense)	(3,057)	26,210	—		23,153
Provision for loan losses	—	4,502	—		4,502

Net interest income after provision for loan losses	(3,057)	21,708	—		18,651
Investment advisory fees	32,860	—	(8,382)		24,478

Total net revenues	$29,803	$21,708	$(8,382	) (1)	$43,129

Net loss	$(20,046)	$(437,872)	$—		$(457,918)
Depreciation and amortization	$5,267	$—	$—		$5,267
Income tax expense (benefit)	$(8,191)	$3,857	$—		$(4,334)

	As of June 30, 2008
	(In thousands)
Identifiable assets	$197,246	$2,239,542	$(2,087	) (2)	$2,434,701

(1)	Represents the fees charged to the Principal Investing segment by the Investment Management segment on a cost plus basis for investment advisory, management and operational services.

(2)	Represents the payable for fees charged to the Principal Investing segment by the Investment Management segment and the intercompany receivable from the Principal Investing segment for expenses paid by the Investment Management segment which have not yet been reimbursed by the Principal Investing segment.
21. COMMITMENTS AND CONTINGENCIES
Legal Proceedings
     As previously reported, the SEC is conducting an investigation relating to certain practices associated with the offer, purchase or sale of collateralized mortgage obligations and real estate mortgage investment conduits (“REMICs”) and the creation of re-REMICs. The investigation concerns certain mortgage securities transactions affected by DCM for the Company in 2005 and 2006. The Company cannot predict the outcome of this investigation.
     In the ordinary course of business, the Company may be subject to legal and regulatory proceedings that are generally incidental to its ongoing operations. While there can be no assurance of the ultimate disposition of such proceedings, the Company does not believe their disposition will have a material adverse effect on the Company’s consolidated financial statements.

NYSE Continued Listing Standard
     On June 17, 2008, the Company was notified by the New York Stock Exchange, (the “NYSE”), that it was not in compliance with an NYSE continued listing standard applicable to its common stock. The standard requires that the average closing price of any listed security not fall below $1.00 per share for any consecutive 30 trading-day period. On June 20, 2008, the Company notified the NYSE of its intent to cure this deficiency. Under NYSE rules, the Company has six months from the date of the NYSE notice to do so. If the Company is not compliant by that date, its common stock will be subject to suspension and delisting by the NYSE. The Company is currently exploring alternatives for curing the deficiency and restoring compliance with the continued listing standards. The Company’s common stock remains listed on the NYSE under the symbol “DFR.”
Other Commitments
     The timing and amount of additional funding on certain bank loans are at the discretion of the borrower. The Company had unfunded commitments of $6.1 million as of June 30, 2008.
22. SUBSEQUENT EVENTS
     On July 16, 2008, the Company acquired the management contract for Robeco CDO II Limited (“Robeco CDO”), a CDO previously managed by Robeco Investment Management, Inc. Robeco CDO is collateralized primarily by high-yield corporate bonds. As of June 17, 2008, the aggregate principal balance of the CDO was approximately $201 million. Robeco CDO has a stated maturity of August 20, 2013, and is subject to customary early amortization provisions. This acquisition was in line with the Company’s previously announced strategy to acquire management contracts for CDO assets, and the Company is continuing to explore the possibility of acquiring additional management contracts from other CDO managers.
     On July 29, 2008, DFR entered into a letter agreement (the “Rothschild Compensation Agreement”) with Peter H. Rothschild setting forth the fees payable to him for his services as Interim Chairman of the Board for the 2008 calendar year. Mr. Rothschild has been a member of the Board since December 2004 and the Interim Chairman of the Board since April 19, 2007. The Rothschild Compensation Agreement provides for a base fee for 2008 of no less than $500,000 (less $20,000 previously paid to Mr. Rothschild in 2008 for his services as Interim Chairman of the Board). The Rothschild Compensation Agreement also provides for two discretionary fees, a “Capital Transaction Success Fee” not to exceed $1,000,000 and a “Other Success Fee” not to exceed $500,000, that may be paid if certain specified conditions are met. The conditions for payment of the discretionary fees include, but are not limited to, Mr. Rothschild playing an instrumental role in arranging and completing a strategic transaction that substantially increases shareholder value. The Compensation Committee of the Board has complete discretion over whether to award the success fees and over the amount of the fees and the portion payable as cash or non-cash compensation.
     On August 11, the Company entered into an additional forbearance agreement related to the Wachovia Facility which extends the period through which no action will be taken in respect of any prior noncompliance with the Stockholders’ Equity Covenant as well as certain concentration limits relating to the composition of the collateral under the Wachovia Facility through the earlier of December 31, 2008 and the date of any breach of the forbearance agreement by the Company. Under this forbearance agreement, the Company must reduce the ratio of borrowings to aggregate par value of collateral held under the Wachovia Facility (less certain adjustments) to 52% by August 15, 2008, 50% by September 15, 2008, 40% by October 31, 2008, 25% by November 30, 2008 and 0% by December 31, 2008. As of August 11, 2008, the Company’s ratio of borrowings to aggregate par value of collateral under the Wachovia Facility (less certain adjustments) was 53.3%. However, the Company currently has approximately $5.4 million in a principal collections account that is expected to be utilized to pay down advances under the Wachovia Facility prior to August 15, 2008. Following that pay down, the ratio of borrowings to aggregate par value of collateral under the Wachovia Facility (less certain adjustments) is expected to be approximately 49.9%. In the event the specified ratios are not attained by their respective dates, the forbearance agreement (including the waiver described above) will terminate.
     The Company announced today that its Board declared a cash dividend of $0.085 per share on the Company’s common stock. On the dividend payment date, the Company will also pay $1.7 million on account of accrued dividends with respect to the Series A Preferred Stock, which was converted into common stock in March 2008. The record date for the common dividend is August 28, 2008, and the payment date will be October 15, 2008. The payment date for the accrued preferred dividend will be the same date. As a result of these dividend payments, the Company expects to be treated as having distributed 100% of its 2007 REIT taxable income, thereby eliminating corporate level income tax on the Company’s taxable income for that year.
     On August 11, 2008, the Company announced that the Board approved an authorization for the repurchase of up to $1.0 million of the Company’s outstanding common stock. The amount of the repurchase was capped by the terms of the Series A and Series B Notes, which limit the aggregate amount of common stock repurchases to $1 million during the term of the note agreements. The share repurchases may occur from time-to-time through open market purchases, privately negotiated transactions and/or transactions structured through investment banking institutions as permitted by securities laws and other legal requirements. The manner, timing and amount of any purchases will be determined by the Company based on an evaluation of market conditions, stock price and other factors. The program does not obligate the Company to acquire any particular amount of common stock, and it may be modified or suspended at any time at the Company’s discretion. The Company does not intend to repurchase any shares from its management team or other insiders.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The statements in this discussion regarding the industry outlook and our expectations regarding the future performance of our business and the other non-historical statements in this discussion are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in this quarterly report on Form 10-Q on page 3 under the title “Special Note Regarding Forward Looking Statements” and our Annual Report on Form 10-K filed on February 29, 2008, as amended, in "Part I — Item 1A. Risk Factors.” You should read the following discussion together with our condensed consolidated financial statements and notes thereto included in “Part I — Item 1. Financial Statements” of this Form 10-Q. Unless otherwise noted or the context otherwise requires, we refer to Deerfield Capital Corp. as “DFR,” to DFR and its subsidiaries as “we,” “us,” “our,” or “our company,” to Deerfield & Company LLC, one of our indirect wholly-owned subsidiaries, as “Deerfield,” and to Deerfield Capital Management LLC, our former external manager and another of our indirect wholly-owned subsidiaries, as “DCM.” We refer to our acquisition of Deerfield pursuant to a merger agreement dated as of December 17, 2007 among us, DFR Merger Company, LLC (our wholly-owned subsidiary that was merged into Deerfield), Deerfield and Triarc Companies, Inc., or Triarc (as sellers’ representative), by which DFR Merger Company, LLC was merged with and into Deerfield on December 21, 2007, as the “Merger.”
     General
          DFR is a Maryland corporation with a principal investing portfolio of approximately $2.1 billion as of June 30, 2008, comprised of fixed income investments, including residential mortgage backed securities, or RMBS, government securities and corporate debt. In addition, through our subsidiary, DCM, we manage approximately $13.0 billion of client assets ($596.1 million of which is also included in our investment portfolio) as of July 1, 2008, including government securities, corporate debt, RMBS and asset-backed securities, or ABS.
     Overview
     As of June 30, 2008, our Agency RMBS (as defined below) and AAA-rated non-Agency RMBS portfolios were $415.3 million and $28.9 million, respectively. This represents an approximately 93.0% reduction in our RMBS holdings since December 31, 2007. See “First Quarter Overview” below for a discussion of the significant sales of our RMBS portfolio during the three months ended March 31, 2008. We have experienced a 5.0% reduction in our RMBS holdings since March 31, 2008, primarily as a result of the receipt of principal paydowns.
     As of June 30, 2008, our book value was $3.37 per share, and leverage was 9.6 times equity. Our reduced leverage, down from 12.3 times equity as of June 30, 2007, has resulted in improved stability in our liquidity position. Unencumbered RMBS and unrestricted cash and cash equivalents aggregated approximately $57.4 million at June 30, 2008. In addition, net equity in the financed RMBS portfolio (including associated interest rate swaps), excluding the unencumbered RMBS included above, totaled approximately $28.3 million at June 30, 2008. In total, we had cash and cash equivalents, unencumbered liquid securities and net equity in financed liquid securities of approximately $85.7 million as of June 30, 2008. We believe our current cash and cash equivalents, unencumbered liquid securities and net equity in financed liquid securities along with financing sources and cash flows from operations are adequate to meet anticipated long term (greater than one year) liquidity requirements.
     We are focused on optimizing the Investment Management segment of our business by launching new investment products that will diversify our revenue streams while highlighting our core competencies of credit analysis and asset management. We expect to make co-investments in certain of these new investment products. We believe that the growth of fee based income through the management of alternative investment products will provide the most attractive risk-adjusted return on capital. We are also focused on our previously announced strategy of acquiring existing CDO management contracts. On July 21, 2008, we announced that we acquired the management contract for Robeco CDO II Limited from Robeco Investment Management, Inc. We continue to explore the possibility of acquiring additional management contracts from other CDO managers.
     First Quarter Overview
     During the first three months of 2008, we were adversely impacted by the continuing deterioration of global credit markets. The most pronounced impact was on our AAA-rated non-Agency RMBS portfolio. This portfolio experienced a significant decrease in value during the first three months of 2008 fueled by the ongoing liquidity crisis. This negative environment affected our ability to successfully finance and hedge our RMBS assets in several ways. First, as financing conditions worsened and the value of our AAA-rate non-Agency RMBS portfolio declined, we sold a significant portion of our AAA-rate non-Agency RMBS and Agency RMBS to improve our liquidity.

     Second, repurchase agreement counterparties in some cases ceased financing non-Agency collateral (including AAA-rated collateral such as ours) and, in other cases, significantly increased the equity, or “haircut,” required to finance such collateral. The reduction of available counterparties further restricted our ability to obtain financing on favorable terms.
     Finally, we have a long standing practice of hedging a substantial portion of the interest rate risk that we incur in connection with financing the RMBS portfolio. This hedging is generally accomplished through interest rate swaps under which we agree to pay a fixed interest rate in return for receiving a floating interest rate. As the credit environment worsened in early 2008, it created a flight to U.S. Treasury securities and prompted further Federal Reserve rate cuts and interest rates decreased sharply. This, in turn, required us to post additional collateral to support declines in our interest rate swap portfolio. While Agency RMBS demonstrated offsetting gains providing releases of certain margin, AAA-rated non-Agency RMBS experienced significant price declines which, coupled with losses on our interest rate swap portfolio, exacerbated the strain on our liquidity.
     The combined impact of these developments resulted in the acceleration of our strategy to decrease investment in AAA-rated non-Agency RMBS and to seek to liquidate other assets to significantly reduce leverage in our balance sheet in an effort to support liquidity needs. Specifically, the following actions were taken during the three months ended March 31, 2008:
•	Agency RMBS with an amortized cost of $4.6 billion were sold at a net realized gain of $24.4 million.

•	AAA-rated non-Agency RMBS with an amortized cost of $1.6 billion were sold at a net realized loss of $193.5 million.

•	The net notional amount of interest rate swaps used to hedge the RMBS portfolio was reduced by $6.2 billion. Net losses in this portfolio for the three months ended March 31, 2008 totaled $219.3 million.
Our Business
     Our business is managed in two operating segments: Investment Management and Principal Investing. Our Investment Management segment involves managing a variety of investment products including private investment funds, collateralized debt obligations, or CDOs, and separately managed accounts. Our Principal Investing segment is comprised primarily of Agency RMBS, AAA-rated non-Agency RMBS, government securities and Corporate Loans (as defined below).
     Agency-issued RMBS are backed by mortgage loans and are guaranteed as to principal and interest by federally chartered entities such as the Federal National Mortgage Association, or Fannie Mae, or the Federal Home Loan Mortgage Corporation, or Freddie Mac, and, in the case of the Government National Mortgage Association, or Ginnie Mae, the U.S. government. We refer to these entities as “Agencies” and to RMBS guaranteed or issued by the Agencies as “Agency RMBS.” Our Agency RMBS portfolio currently consists of Fannie Mae and Freddie Mac securities. We refer to our investments in senior secured loans (first lien and second lien term loans), senior subordinated debt facilities and other junior securities, typically in middle market companies across a range of industries, as “Corporate Loans.”
Investment Management Segment
     DCM manages investment accounts for various types of clients, including CDOs and a structured loan fund, a private investment fund and separately managed accounts (separate, non-pooled accounts established by clients). Except for the separately managed accounts, these clients are collective investment vehicles that pool the capital contributions of multiple investors, which are typically financial institutions, such as insurance companies, employee benefits plans and “funds of funds” (investment funds that in turn allocate their assets to a variety of other investment funds). Our teams that manage these accounts are supported by various other groups within DCM, such as risk management, systems, accounting, operations and legal. DCM enters into an investment management agreement with each client, pursuant to which the client grants DCM discretion to purchase and sell securities and other financial instruments without the client’s prior authorization.
     The various investment strategies that DCM uses to manage client accounts are developed internally by DCM and include fundamental credit research (such as for the CDOs) and arbitrage trading techniques (such as for the investment fund). Arbitrage trading generally involves seeking to generate trading profits from changes in the price relationships between related financial instruments rather than from “directional” price movements in particular instruments. Arbitrage trading also typically involves the use of substantial leverage, through borrowing of funds, to increase the size of the market position being taken and therefore the potential return on the investment.
     Our primary source of revenue from our Investment Management segment is the investment advisory fees paid by the accounts we manage. These fees consist of management fees based on the account’s assets and performance fees based on the profits we generate for the account, or in the case of CDOs, the achievement of performance targets set forth in any related agreements.

AUM
     The following table summarizes the assets under management, or AUM, for each of the Investment Management segment product categories as of July 1, 2008:

	Number of	AUM as of
	Accounts	July 1, 2008 (1)
		(In thousands)
CDOs (2)
Bank loans (3)	15	$5,151,278
Asset-backed securities	13	6,336,532
Investment grade credit	2	620,883

Total CDOs		12,108,693
Investment Fund (4)
Fixed income arbitrage	1	436,156

Separately managed accounts (5)	6	431,480

Total AUM (6)		$12,976,329

(1)	AUM numbers are reported as of July 1, 2008, rather than as of June 30, 2008, to be inclusive of investment fund contributions, if any, effective on the first of the month.
(2)	CDO AUM numbers generally reflect the aggregate principal or notional balance of the collateral and, in some cases, the cash balance held by the CDOs and are as of the date of the last trustee report received for each CDO prior to July 1, 2008. Our CDOs/Bank loans AUM includes AUM related to our structured loan fund.
(3)	The AUM for our Euro-denominated CDO has been converted into U.S. dollars using the spot rate of exchange on June 30, 2008.
(4)	The Number of Accounts for the Investment Fund does not include feeder funds, which are funds that invest all or substantially all of their assets into a trading fund which we manage, although some of our management fees are paid pursuant to contracts with those feeder funds.
(5)	AUM for certain of the separately managed accounts is a multiple of the capital actually invested in such account. Management fees for these accounts are paid on this levered AUM number.
(6)	Included in Total AUM are $295.3 million and $300.8 million related to Market Square CLO and DFR MM CLO, respectively, which amounts are also included in the total reported for the Principal Investing segment. DCM manages these CDOs but is not contractually entitled to receive any management fees for so long as 100% of the equity is held by DC LLC or an affiliate thereof. All other amounts included in the Principal Investing portfolio are excluded from Total AUM.
Principal Investing Segment
     Our income from our Principal Investing segment is generated primarily from the net spread, or difference, between the interest income we earn on our investment portfolio and the cost of our borrowings net of hedging activities, as well as the recognized gains and losses on our investment portfolio, including provision for loan losses, if any. Our net interest income will vary based upon, among other things, the difference between the interest rates earned on our interest-earning investments and the borrowing costs of the liabilities used to finance those investments. We use a substantial amount of leverage to seek to enhance our returns, which can also magnify losses. The cost of borrowings to finance our investments comprises a significant portion of our operating expenses.

     The following table is a summary of our Principal Investing segment by asset class:

	June 30, 2008
	Carrying	% of Total
Principal Investments	Value	Investments
	(In thousands)
Real Estate Investments:
RMBS (1)	$444,185	21.1%
Commercial real estate loans and securities	17,212	0.8%

	461,397	21.9%

Government Investments:
U.S. Treasury bills	999,954	47.5%

Corporate Investments:
Corporate leverage loans:
Loans held in DFR MM CLO	259,577	12.3%
Loans held in Wachovia Facility	89,627	4.2%
Other corporate leveraged loans (2)	24,879	1.2%
Assets held in Market Square CLO (3)	263,037	12.5%
Equity securities	5,472	0.3%
Other investments	1,293	0.1%

	643,885	30.6%

Total Investments	2,105,236	100.0%

Allowance for loan losses	(7,883)

Net Investments	$2,097,353

(1)	RMBS are either Agency RMBS or AAA-rated non-Agency RMBS.
(2)	Other corporate leveraged loans excludes credit default and total return swaps.
(3)	Includes syndicated bank loans of $257.9 million, high yield corporate bonds of $3.3 million and ABS of $1.8 million as of June 30, 2008.
Trends
     The following trends may also affect our business:
     Liquidity. We depend on the capital markets to finance our investments in RMBS. We enter into repurchase agreements to provide short term financing for our RMBS portfolio. Commercial and investment banks have historically provided sufficient liquidity to finance our mortgage portfolio. Recent market events, however, have caused such firms to change their credit standards and generally reduce the loan amounts available to borrowers, resulting in a decrease in overall market liquidity. This has reduced our access to repurchase financing, particularly with respect to the AAA-rated non-Agency portion of our RMBS portfolio. This reduction in liquidity reduced the market valuations of our AAA-rated non-Agency RMBS, which resulted in our need to post additional margin and, ultimately, to sell a significant portion of our RMBS portfolio at a time when we would not otherwise have chosen to do so. The market dislocation has put significant downward pressure in the value of RMBS across the credit spectrum, resulting in significant losses, which has also had a significant negative effect on our liquidity.
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

     Corporate credit performance. Earlier periods had demonstrated reasonably stable corporate credit performance, as evidenced by the relatively low corporate default rates. More recently, however, corporate default rates have begun to increase as the economy has begun to show signs of weakening. A further weakening of the U.S. economy would likely have a negative impact on corporate credit performance, which could result in an increase in corporate default rates. Such an increase would likely reduce the returns associated with certain of our investments, particularly the corporate leveraged loans held in both our Principal Investing segment portfolio and in certain of the vehicles managed within our Investment Management segment. Furthermore, such an increase in default rates would likely increase our allowance for loan losses on loans held for investment and increase our valuation allowance on loans held for sale. Additionally, an increase in default rates would likely generate realized losses in our portfolios. These events could result in significant losses and a reduction in our book value. Increases in defaults could also cause us to hit certain structural triggers in the CDOs that we own and manage. These CDOs generally contain certain structural provisions, including, but not limited to, over collateralization requirements and/or market value triggers that are meant to protect investors from deterioration in the credit quality of the underlying collateral pool.
     Credit spreads. Over the past several years, the credit markets experienced tightening credit spreads (specifically, spreads between U.S. Treasury securities and other securities that are identical in all respects except for ratings) mainly due to the strong demand for lending opportunities. Over the second half of 2007 and the first half of 2008, however, there was significant widening of credit spreads across all of the credit markets. A continued widening could reduce our book value but could also have the positive effect of increasing net interest income on future investment opportunities. However, we would need to have additional capital available, either through debt financings or equity offerings, to take advantage of these investment opportunities. We are currently unable to take significant advantage of the increased yields available on investments due to a lack of available capital.
     CDO financing and management. The reduction in liquidity and widening of credit spreads have resulted in significant downward pressure on the market values of assets typically held in and financed by CDOs. These decreased market values, along with increased default rates on ABS and significant rating agency downgrades of the collateral underlying certain of our CDOs, have made it more likely that our CDOs may trigger certain of their structural protections or events of default, either of which would reduce our management fees and our AUM.
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
     During 2008, the CDO management market experienced some consolidation, evidenced by CDO management contracts being transferred to or acquired by larger, more established CDO managers. We expect this trend to continue in the near term and are looking to take advantage of this trend by acquiring CDO management contracts. For example, on July 21, 2008, we announced that we acquired the management contract for Robeco CDO II Limited from Robeco Investment Management, Inc.
     Interest rate environment. From September 18, 2007 to June 30, 2008, the Federal Reserve decreased the Fed Funds rate on seven occasions by an aggregate of 325 basis points, from 5.25% to 2.00%. The Fed Funds rate is the interest rate at which depository institutions lend balances at the Federal Reserve to other depository institutions overnight. These decreases caused a drop in London interbank offered rate, or LIBOR, rates as well as a comparable decrease in our short term borrowing costs. Due to our interest rate hedging program, the changes in our borrowing costs were largely offset by our hedges, and our effective cost of funding remained relatively stable. Greater volatility in market interest rates will place a higher degree of reliance on the effectiveness of our interest rate hedging strategies including in the other funds we manage. Additionally, the fair value changes in the Agency RMBS portfolio associated with shifts in term interest rates were generally offset by our portfolio of swap hedges of varying maturities. Because we own hybrid adjustable mortgages which contain caps on the interest rate, a significant rise in rates after the initial fixed rate period would also decrease net interest income if the financing rate is higher than the capped rate.
     Shape of the yield curve. During the first half of 2008, the yield curve continued to steepen, with the yield on the three-month U.S. Treasury bill decreasing by 151 basis points, while the yield on the five-year U.S. Treasury note decreased by only 11 basis points. It is difficult to predict the future shape of the yield curve. If the yield curve continues to steepen, we would likely experience increases in our net interest income on our RMBS, as the financing of our RMBS is usually shorter in term than the fixed rate period of our RMBS, which is heavily weighted towards hybrid adjustable rate RMBS. Similarly, if the curve inverts, our net interest income would likely decrease. We expect our hedging program to offset some of the impact of changes in the shape of the yield curve, but, since we do not hedge 100% of our interest rate exposure, the impact from the hedges will not fully offset the impact to net interest income.

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
     Investor demand. We believe that institutions, high net worth individuals and other investors are increasing their allocations of capital to the alternative investment sector. Such allocations and the related demand, however, depend partly on the strength of the economy and the returns available from other investments relative to returns from alternative investments. These returns depend on the interest rate and credit spread markets. As interest rates rise or credit spreads widen, returns available on other investments tend to increase, which could slow capital flow to, or increase capital withdrawal from, the alternative investment sector. In recent years, we have experienced relatively steady and historically low interest rates and tight credit spreads, which has generally been favorable to our Investment Management segment. However, recent market developments have caused credit spreads to significantly widen. Increased volatility and widening of credit spreads triggered by the higher delinquency and default rates in the subprime mortgage markets, which is negatively impacting our management and related fees from CDOs as well as the fair value of our CDO investments, recently has, and could continue to, depress investor demand and negatively impact the performance and profitability of our Investment Management segment.
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
Level 1 - inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
The types of assets carried at Level 1 generally are equity securities listed on an active exchange. We held no Level 1 securities as of June 30, 2008.

Level 2 - inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly, or indirectly, for substantially the full term of the financial instrument.
Our assets and liabilities that are generally included in this category are Agency RMBS, U.S. Treasury bills and interest rate derivatives. As of June 30, 2008, $1.4 billion, or 97.3%, of financial assets are classified as Level 2 within the fair value hierarchy, and $6.2 million, or 90.5%, of financial liabilities (consisting solely of interest rate derivative liabilities) are classified as Level 2.
Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value measurement. This includes situations where there is little, if any, market activity for the asset or liability.
Our assets and liabilities that are generally included in this category are AAA-rated non-Agency RMBS, commercial mortgage-backed securities, or CMBS, certain loans and loans held for sale, corporate bonds, preferred shares of CDOs, credit default swaps, or CDS, and total return swaps. As of June 30, 2008, $39.5 million, or 2.7%, of financial assets are classified as Level 3 within the fair value hierarchy, and $0.1 million, or 9.5%, of financial liabilities (consisting solely of non-interest rate derivative liabilities) are classified as Level 3.
     Net transfers out of Level 3 into Level 2 during the three and six months ended June 30, 2008 were zero and $29.7 million respectively, and represented Agency RMBS priced by management by reference to dealer quotes at January 1, 2008 and via modeled valuation with inputs observable in the market as of March 31, 2008 and June 30, 2008.
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
     Many financial assets and liabilities have bid and ask prices that can be observed in the marketplace. Bid prices reflect the highest price that market participants are willing to pay for an asset. Ask prices represent the lowest price that market participants are willing to accept for an asset. For financial assets and liabilities whose inputs are based on bid-ask prices, our policy is to take the mid point in the bid-ask spread to value these assets and liabilities as a practical expedient for determining fair value permissible under SFAS No. 157.
     Fair value is a market-based measure considered from the perspective of the market participant who holds the asset or owes the liability rather than an entity-specific measure. Therefore, when market assumptions are not readily available, our own assumptions are set to reflect those that management believes market participants would use in pricing the asset or liability at the measurement date.
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
     We have controls designed to ensure that our fair valuations are appropriate. Any changes to the valuation methodology are reviewed by management to confirm that the changes are justified. As markets change and new products develop and the pricing for products become more or less transparent, we will continue to refine our valuation methodologies.
     Following is a description of the valuation methodologies used for instruments measured at fair value based on balance sheet classification, including the general classification of such instruments pursuant to the valuation hierarchy. We, from time to time, may make fair value adjustments to valuation methodologies described below under certain market conditions. We maintain a consistent policy and process for identifying when and how such adjustments should be made. To the extent a significant fair value adjustment is made by management, the valuation classification would generally be considered as Level 3 within the fair value hierarchy.

     Available-for-sale securities
     Available-for-sale securities include high-yield corporate bonds and ABS held in Market Square CLO Ltd., or Market Square CLO, CMBS and other investments. The fair value for high-yield corporate bonds represents a composite of the mid-point in the bid-ask spread of dealer quotes and are classified as Level 3 within the fair value hierarchy. The composite includes control procedures to identify outlying dealer quotes. The fair value of the available-for-sale CMBS is a model-based approach which includes, but is not limited to, spreads and prepayments rates which are generally observed in the market. The recent illiquidity in the CMBS market has limited the availability of market data included in the valuation models. As such, CMBS are classified as Level 3 within the fair value hierarchy until market liquidity improves. The ABS held in Market Square CLO and other investments were priced at the mid-point of the bid-ask spread of dealer quotes and are classified as Level 3 within the fair value hierarchy. Securities valued by management by reference to dealer quotes and other similar measures are classified as Level 3 within the fair value hierarchy.
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
     Trading securities
     Trading securities include U.S. Treasury bills, preferred shares of CDOs and all RMBS. The U.S. Treasury bills are traded in a dealer market. The fair value for U.S. Treasury bills represents a composite of the mid point in the bid-ask spread of dealer quotes and are classified as Level 2 within the fair value hierarchy. The composite includes control procedures to identify and remove outlying dealer quotes. The fair value for Agency RMBS generally represents a modeled valuation, which includes spreads and prepayment rates which are observable in the market. Agency RMBS are classified as Level 2 within the fair value hierarchy.
     The recent illiquidity in the AAA-rated non-Agency RMBS market has limited the availability of market data which is included in the valuation models. AAA-rated non-Agency RMBS are valued via model pricing and classified as Level 3 within the fair value hierarchy given this limited availability of observable market data. The AAA-rated non-Agency RMBS portfolio was priced by management by model pricing and other market information as of June 30, 2008. Any securities valued via dealer quotes are classified as Level 3 within the fair value hierarchy.
     The preferred shares of CDOs are valued by management by considering, among other things, available broker quotes. If a broker quote is unavailable, the preferred shares of CDOs are valued using a discounted future cash flows model. Preferred shares of CDOs are classified as Level 3 within the fair value hierarchy.

     Derivative assets and liabilities
     All the derivatives we hold represent instruments traded in the over-the-counter market and are valued using internally-developed market-standard models. The inputs to the valuation models for the interest rate swaps, caps and floors represent observable market data available at commonly quoted intervals for the full terms of the contracts. All interest rate derivatives are classified as Level 2 within the fair value hierarchy. The significant inputs to the valuation models for CDS, total return swaps and warrants may contain a significant level of subjectivity. CDS, total return swaps and warrants are classified as Level 3 within the fair value hierarchy.
     Loans Held for Sale
     Loans held for sale are carried at the lower of cost or fair value. If the fair value of a loan is less than its cost basis, a valuation adjustment is recognized in the condensed consolidated statements of operations, and the loan’s carrying value is adjusted accordingly. The valuation adjustment may be recovered in the event that the fair value increases, which is also recognized in the condensed consolidated financial statements. Loans held for sale are generally priced at a composite of the mid point in the bid-ask spread of dealer quotes or based on the composite price of a different tranche of the same security if dealer quotes are unavailable for the specific tranche we own. In rare circumstances, when no such quotes are available, pricing is based on a model. Loans held for sale are classified as Level 3 within the fair value hierarchy.
Fair Value Option
     On January 1, 2008, we also adopted SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities, or SFAS No. 159, which provides an option to elect fair value as an alternative measurement for selected financial assets not previously recorded at fair value. We elected the fair value option for RMBS and preferred shares of CDOs which were previously recorded as available-for-sale securities. In addition, we also elected to de-designate all previously designated interest rate swaps. Prior to adoption and de-designation, the RMBS, preferred shares of CDOs and designated interest rate swaps were carried at fair value with changes in value recorded directly into equity through other comprehensive loss, to the extent effective as a hedge in the case of designated interest rate swaps. The election was applied to existing RMBS and preferred shares of CDOs as of January 1, 2008 and is also being applied prospectively to the same types of securities. Our fair value elections were intended to eliminate the operational complexities of applying hedge accounting while reducing the related future volatility in earnings. As of the adoption date, approximately $14.9 million of cumulative losses reflected in other comprehensive loss related to existing RMBS and preferred shares of CDOs with an estimated fair value at the adoption date of approximately $4.9 billion was reclassified to retained earnings as a cumulative-effect transition adjustment. As of the fair value option election date, all RMBS previously classified as available-for-sale and preferred shares of CDOs were reclassified from available-for-sale securities to trading securities.
     As of January 1, 2008, the other comprehensive loss related to the de-designation of interest rate hedges attributable to the adoption of SFAS No. 159 was $69.9 million. To the extent that the forecasted rolls on repurchase agreement transactions continued as anticipated, we would have amortized this loss and the $27.3 million in other comprehensive loss related to previously de-designated swaps from other comprehensive loss into interest expense over the remaining original hedge period and all future changes in fair value would be reflected in the condensed consolidated statements of operations. However, due to the significant RMBS sales activity and corresponding repurchase agreement repayment during the three months ended March 31, 2008, forecasted rolls on the repaid repurchase agreements are not continuing as anticipated. As a result, a loss of $91.7 million was recognized during the three months ended March 31, 2008 in the condensed consolidated statements of operations in net gain (loss) on derivatives and the corresponding cumulative net loss relating to newly and previously de-designated interest rate swaps in other comprehensive loss was removed. The remaining $0.3 million in terminated and de-designated swaps cumulative net loss in other comprehensive loss as of June 30, 2008 will be amortized over the remaining original hedge period. Additionally, we recorded a net increase to interest expense of $61,000 and $5.3 million during the three and six months ended June 30, 2008, respectively, related to the amortization of de-designated and terminated interest rate swaps.
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
     The amount of premium and discount amortization we recognize is dependent on prepayment rates on underlying securities. Prepayment rates generally increase when interest rates fall and decrease when interest rates rise, but changes in prepayment rates are difficult to predict. Prepayment rates also may be affected by other factors, including, conditions in the housing and financial markets, general economic conditions and the relative interest rates on adjustable-rate and fixed-rate mortgage loans. We have estimated prepayment rates based on historical data and consideration of current market conditions. If our estimate of prepayments is incorrect, we may have to adjust the amortization or accretion of premiums and discounts, which would impact future income.

Investment Advisory Fees
     Investment advisory fees, which include various forms of management and performance fees, are received from the investment vehicles that we manage. These fees, paid periodically in accordance with the individual management agreements between DCM and the specific investment vehicles, are generally based upon the net asset values of investment funds and separately managed accounts and aggregate collateral amount of CDOs, as set forth in the individual management agreements. Management fees are recognized as revenue when earned. In accordance with EITF Topic D-96, Accounting for Management Fees Based on a Formula, we do not recognize these fees as revenue until all contingencies have been removed. Contingencies may include the generation of sufficient cash flows by the CDOs to pay the fees under the terms of the related management agreements and the achievement of minimum CDO and fund performance requirements specified under certain agreements with certain investors. In connection with these agreements, we have subordinated receipt of certain of our management fees.
     Performance fees may be earned from the investment vehicles we manage. These fees are paid periodically in accordance with the individual management agreements between DCM and the specific investment vehicles and are based upon the performance of the investments in the underlying investment vehicles. Performance fees are recognized as revenue when the amounts are fixed and determinable upon the close of a performance period for the investment funds and the achievement of performance targets for the CDOs and any related agreements with certain investors.
Loans
     Our investments in loans are classified either as loans held for sale and carried on the condensed consolidated balance sheet at the lower of cost or fair value or as held for investment (referred to as “Loans” on the condensed consolidated balance sheet) and carried at amortized cost, with any premium or discount being amortized or accreted to income, and an allowance for loan losses, if necessary. We generally determine fair value for our loans held for sale by reference to price estimates provided by an independent pricing service. If an individual loan’s fair value is below its cost, a valuation adjustment is recognized in net gain (loss) on loans in our condensed consolidated statements of operations, and the loan’s cost basis is adjusted. This valuation allowance is recoverable in future periods. We accrue interest income based on the outstanding principal amounts of the loans and their contractual terms.
Allowance and Provision for Loan Losses
     We continually monitor the quality of our portfolio through regular reviews by our valuation committee. In accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, we recognize an allowance for loan losses on our loans held for investment at a level considered adequate based on management’s evaluation of all available and relevant information related to the loan portfolio, including historical and industry loss experience, economic conditions and trends, estimated fair values and quality of collateral, estimated fair values of our loans and other relevant factors. Management must exercise considerable judgment in this process, which is highly subjective.
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
     An impaired loan may be left on accrual status during the period in which we are pursuing repayment of the loan; however, the loan is placed on non-accrual status at the earliest of such time as we believe that scheduled debt service payments will not be met within the coming 12 months or the loan becomes 90 days delinquent. While on non-accrual status, interest income is recognized only upon actual receipt.
Impairment of Goodwill and Other Intangible Assets
     Goodwill represents the excess cost of a business acquisition over the fair value of the net assets acquired. Intangible assets are comprised of finite-lived and indefinite-lived assets. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, or SFAS No. 142, indefinite-lived assets and goodwill are not amortized. For tax purposes we amortize goodwill. Finite-lived intangibles are amortized over their expected useful lives.

     Goodwill is tested for impairment at least annually, or more frequently if events or circumstances, such as adverse changes in business climate, indicate that there may be impairment. SFAS No. 142 requires, on a reporting unit level, a comparison of the book value of net assets to their estimated fair value. If the fair value is determined to be less than book value, a second step is performed to compute the amount of the impairment. In this process an implied fair value of goodwill is estimated, in the same manner as the amount of goodwill recognized in a business combination. If the carrying amount of the reporting unit exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to the excess. The loss recognized cannot exceed the carrying amount of goodwill.
     Likewise, intangible assets are tested for impairment at least annually, or more frequently if events or circumstances indicate that the asset might be impaired. An impairment charge is recorded if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its fair value.
     After an impairment loss is recognized, the adjusted carrying amount of the intangible asset, including goodwill, is the new cost basis. Any recovery in value is not recognized unless the underlying asset or net asset is subsequently sold.
     The evaluation of goodwill and intangible assets for impairment requires significant management judgments and estimates. If the market value of our stock continues to be below our book value, further impairments, which could be material, may be recorded in the future.
Variable Interest Entities
     In accordance with FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, or FIN 46(R), we identify any potential variable interest entities, or VIEs, and determine if the assets, liabilities, noncontrolling interests and results of operations of a VIE need to be included in our consolidated financial statements. A company that holds variable interests in a VIE will need to consolidate that entity if the company’s interest in the VIE is such that the company will absorb a majority of the VIE’s anticipated losses and/or receive a majority of the VIE’s expected residual returns and therefore be deemed the primary beneficiary. This analysis may involve significant judgments about projected cash flows of the VIE. As of June 30, 2008, we consolidate two VIEs, Market Square CLO and DFR Middle Market CLO Ltd., or DFR MM CLO.
Income Taxes
     We have elected to be taxed as a REIT. Accordingly, we are not subject to federal income tax to the extent we currently distribute our income to our stockholders and we fulfill certain REIT asset, income, stock ownership and record keeping requirements. However, as discussed below, it will be challenging for us to satisfy all the requirements for REIT qualification in our 2008 taxable year.
     To qualify as a REIT, at the end of each calendar quarter, at least 75% of the value of our total assets must consist of qualifying assets, including real estate assets, cash and cash items (including receivables) and government securities. On June 30, 2008, we held approximately $1.0 billion in U.S. Treasury bills. The U.S. Treasury bills were purchased because holding these securities assisted us in complying with the applicable REIT asset tests as of June 30, 2008. Our U.S. Treasury bill holdings matured on July 3, 2008. We do not expect to hold significant amounts of U.S. Treasury bills as part of our long term investment strategy. To qualify as a REIT, we must also satisfy annual gross income tests. As a result of the sale of substantially all of our AAA-rated non-Agency RMBS portfolio and a large portion of the Agency RMBS portfolio, it will be challenging for us to comply with the annual gross income tests for our 2008 taxable year.
     If we do not comply with either the quarterly asset tests or the annual gross income tests for our 2008 taxable year, then we will fail to qualify as a REIT for 2008, unless our failure is due to reasonable cause and not due to willful neglect, in which case we would not lose our REIT qualification, but would be required to pay a penalty tax, which could be material. We are pursuing strategies to maintain our REIT qualification, including asserting that our failure to satisfy any asset or gross income test is due to reasonable cause. However, the determination as to whether our failure to satisfy any asset or gross income test was due to reasonable cause is largely out of our control, and there is no assurance that we will be successful in this regard. We are exploring alternative legal and tax structures and strategic opportunities in order to maximize value for our stockholders and are focused on optimizing future benefits from our significant tax losses. If we fail to qualify as a REIT for the 2008 taxable year, we will be subject to regular corporate income tax, which could have an adverse impact on our results of operations and amounts available for distribution to our stockholders and will be prevented from qualifying as a REIT until our 2013 taxable year, but we would generally be able to use our tax losses to offset the taxable income of our domestic taxable REIT subsidiaries, or TRSs.
     So long as we qualify as a REIT, we are able to pass through substantially all of our earnings generated at the REIT level to stockholders without paying income tax at the corporate level. However, we hold various assets in domestic TRSs. The TRSs are taxable as C corporations and subject to federal, state and local taxes to the extent they generate net taxable income.
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

     As a result of the Merger, we made elections to treat DFR TRS I Corp. and DFR TRS II Corp. as TRSs of the REIT. These TRSs are the equity owners of Deerfield and were formed to hold our investment in Deerfield, which would not be a REIT qualifying asset if held directly by DFR, and to earn the income of Deerfield, which would not be REIT qualifying income if earned directly by DFR.
     Market Square CLO, DFR MM CLO and Deerfield TRS (Bahamas) Ltd. are foreign TRSs that are generally exempt from federal and state income taxes because they restrict their activities in the United States to trading stocks and securities for their own accounts. We are required to include, on an annual basis, foreign TRS taxable income in our calculation of its REIT taxable income (unless received by a domestic TRS, including, for example, the five domestic TRSs that own DFR MM CLO), regardless of whether that income is distributed to us.
Recent Accounting Pronouncements
     In February 2008, the FASB issued Staff Position No. 140-3 Accounting for Transfers of Financial Assets and Repurchase Financing Transactions, or FSP No. 140-3, which relates to SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, or SFAS No. 140, in order to address certain situations where assets purchased from a particular counterparty and financed through a repurchase agreement with the same counterparty can be considered and accounted for as separate transactions. Currently, we record such assets and the related financing on a gross basis in the condensed consolidated balance sheet, and the corresponding interest income and interest expense in our condensed consolidated statements of operations. FSP No. 140-3 assumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement, or a linked transaction. However, if certain criteria are met, the initial transfer and repurchase financing shall not be evaluated as a linked transaction and shall be evaluated separately under SFAS No. 140. FSP No. 140-3 is effective for us on January 1, 2009. We are currently evaluating the effect FSP No. 140-3 will have on our condensed consolidated financial statements.
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. This statement amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative contracts. SFAS No. 161 is effective for us on January 1, 2009. We are currently evaluating the effects that SFAS No. 161 will have on our disclosures included in the condensed consolidated financial statements.
     In June 2008, the FASB issued Staff Position FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, or FSP EITF 03-6-1. FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and need to be included in the earnings allocation in computing earnings per share under the two-class method described in FASB Statement No. 128, Earnings per Share. FSP EITF 03-6-1 is effective for us on January 1, 2009. We are currently evaluating the effect that this new guidance will have on our condensed consolidated financial statements.

Financial Condition
     The following table summarizes the carrying value of our investment portfolio by balance sheet classification, excluding CDS, total return swaps and warrants, as of June 30, 2008:

	Carrying Value
	Available-for-	Trading	Other	Loans Held
Security Description	Sale Securities	Securities	Investments	For Sale	Loans	Total
	(In thousands)

RMBS (Agency/AAA-rated non-Agency)	$—	$444,185	$—	$—	$—	$444,185

U.S. Treasury bills	—	999,954	—	—	—	999,954

Corporate leveraged loans (1):
Loans held in DFR MM CLO	—	—	—	—	259,577	259,577
Loans held in Wachovia Facility	—	—	—	4,484	85,143	89,627
Other corporate leveraged loans (2)	—	—	—	—	24,879	24,879
Commercial mortgage-backed assets (3)	1,012	—	—	2,136	14,064	17,212
Equity securities	—	—	5,472	—	—	5,472

Total structured and syndicated assets	1,012	—	5,472	6,620	383,663	396,767

Assets held in Market Square CLO (4)	5,098	—	—	257,939	—	263,037
Other investments and loans (5)	1,293	1,663	—	—	—	2,956

Total alternative assets	7,403	1,663	5,472	264,559	383,663	662,760

Total invested assets	$7,403	$1,445,802	$5,472	$264,559	383,663	$2,106,899

Allowance for loan losses					(7,883)

					$375,780

(1)	Corporate leveraged loans exclude CDS with an estimated net negative fair value of $0.1 million and a $11.0 million gross notional value. Also excluded are total return swaps with an estimated net negative fair value of $0.4 million and a $14.4 million notional value.
(2)	This amount is reported gross of the $7.5 million allowance for loan losses.
(3)	Commercial mortgage-backed assets classified as Loans are reported gross of the $0.4 million allowance for loan losses.
(4)	Includes syndicated bank loans of $257.9 million, high yield corporate bonds of $3.3 million and asset-backed securities of $1.8 million as of June 30, 2008.
(5)	Other investments and loans includes $1.7 million of preferred shares of CDOs owned by DCM and considered assets of our Investment Management segment.
Residential Mortgage-Backed Securities
     The table below summarizes the fair value of our Agency RMBS and AAA-rated non-Agency RMBS investments:

	June 30, 2008
	Agency	AAA rated
	RMBS	non-Agency RMBS	Total
		(In thousands)

Trading RMBS securities — fair value	$415,336	$28,849	$444,185

     As of January 1, 2008, we elected the fair value option for all of our RMBS upon our adoption of SFAS No. 159 and will no longer evaluate these securities for other-than-temporary impairment because the changes in fair value will be recorded in the condensed consolidated statements of operations rather than as an adjustment to accumulated other comprehensive loss in stockholders’ equity.
     Our RMBS portfolio experienced a significant decrease in valuation during the first three months of 2008 fueled by the ongoing liquidity crisis. This negative environment had an impact on our ability to successfully finance and hedge our RMBS assets. We have sold a significant portion of our AAA-rated non-Agency RMBS and Agency RMBS to improve liquidity. During the three months ended March 31, 2008, we sold Agency RMBS with an amortized cost of $4.6 billion at a net realized gain of $24.4 million and AAA-rated non-Agency RMBS with an amortized cost of $1.6 billion at a net realized loss of $193.5 million. The reduction in the RMBS balance during the three months ended June 30, 2008 was comprised of principal paydowns of $22.7 million and $0.8 million in unrealized losses. As a result, our Agency RMBS and AAA non-Agency RMBS portfolios decreased from a fair value of $4.7 billion and $1.6 billion as of December 31, 2007, respectively, to $415.3 million and $28.9 million as of June 30, 2008, respectively.

     During the six months ended June 30, 2007, we recognized $0.2 million of other-than-temporary impairment related to certain interest-only RMBS securities based on the guidance in EITF 99-20. The $0.2 million of impairment on interest-only securities was recorded because the expected future cash flows for these securities were adversely changed as a result of prepayments or credit loss experience. We used updated cash flow projections from a third party as part of our analysis to determine the amount of the impairment. As a result of the impairment charge, the unrealized loss was transferred from accumulated other comprehensive loss to an immediate reduction of earnings classified in net gain (loss) on available-for sale securities in the condensed consolidated statements of operations. There were no impairment charges recorded during the three and six months ended June 30, 2008 since all changes in fair value are recorded in the condensed consolidated statements of operations within net loss on trading securities in accordance with the adoption of SFAS No. 159.
     As of June 30, 2008, our RMBS portfolio had a net amortized cost of 98.0% of its face amount. Our total RMBS net amortization for the three and six months ended June 30, 2008, was a reduction of interest income of $44,500 and $0.4 million, respectively. Our total RMBS net amortization for the three and six months ended June 30, 2007 was $5.7 million and $12.1 million, respectively. As of June 30, 2008, we had unamortized net discount of $0.6 million included in the cost basis of our RMBS portfolio. As of June 30 2008, the current weighted average life of the portfolio was 7.1 years which represents the average number of years for which each dollar of unpaid principal remains outstanding
     Net portfolio duration, which is the difference between the duration of the RMBS portfolio and the duration of repurchase agreements, adjusted for the effects of our interest rate swap portfolio, is 1.33 years as of June 30, 2008 based on model-driven modified duration results. However, based on actual price movements observed in the market, we believe the empirical duration is significantly lower. In order to fully assess the possible impact of a change in interest rates on the RMBS portfolio, one should consider not only the duration, but also the portfolio’s leverage and spread risk. See our discussion of leverage later in this section under the heading “Leverage.”
     The following table details our RMBS holdings as of June 30, 2008:

			Weighted Average
						Contractual	Constant
	Par	Estimated		Months to	Yield to	Maturity	Prepayment	Modified
Security Description	Amount	Fair Value	Coupon	Reset (1)	Maturity	(Month/Year)	Rate (2)	Duration (3)
	(In thousands)

Hybrid Adjustable Rate RMBS:
Rate reset in 1 year or less	$45,071	$45,086	5.57%	5	4.63%	12/36	17.4	1.1
Rate reset in 1 to 3 years	224,061	225,950	4.83%	19	4.47%	2/35	11.0	1.6
Rate reset in 3 to 5 years	89,069	90,205	5.13%	40	4.71%	9/35	10.2	2.6
Rate reset in 7 to 10 years	38,355	32,792	5.62%	90	8.02%	2/36	7.0	6.5

Fixed Rate RMBS:
30 year	57,488	50,152	6.11%	n/a	8.13%	6/35	10.7	7.1

Total hybrid and fixed rate RMBS	$454,044	$444,185

(1)	Represents number of months before conversion to floating rate.
(2)	Constant prepayment rate refers to the expected average annualized percentage rate of principal prepayments over the remaining life of the security. The values represented in this table are estimates only and the results of a third party financial model.
(3)	Modified duration represents the approximate percentage change in market value per 100 basis point change in interest rates.
n/a – not applicable
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
     As of June 30, 2008, the mortgages underlying our hybrid adjustable-rate RMBS had fixed interest rates for a weighted average period of approximately 28 months, after which time the interest rates reset and become adjustable. The average length of time until contractual maturity of those mortgages was approximately 27 years from date of issuance as of June 30, 2008.
     After the reset date, interest rates on our hybrid adjustable-rate RMBS float based on spreads over various LIBOR indices. These interest rates are subject to caps that limit the amount the applicable interest rate can increase during any year, known as an annual cap, and through the maturity of the applicable security, known as a lifetime cap. As of June 30, 2008, the weighted average lifetime rate cap for the portfolio was 10.2%, the weighted average maximum increase in the first year, or initial cap, that the rates are adjustable was 4.5%, and the weighted average annual cap for years subsequent to the first year was 1.9%.

     The following table, in thousands, summarizes our RMBS according to their weighted average life:

	June 30, 2008
	Amortized	Fair
Expected Life	Cost	Value
	(In thousands)

Greater than one year and less than five years	$28,345	$27,719
Greater than five years and less than ten years	387,200	382,391
Greater than ten years	37,852	34,075

Total	$453,397	$444,185

     The actual weighted average lives of the RMBS in our investment portfolio could be longer or shorter than the estimates in the table above depending on the actual prepayment rates experienced over the lives of the applicable securities and the sensitivity to changes in both prepayment rates and interest rates.
U.S. Treasury Bills
     As of June 30, 2008, we held approximately $1.0 billion in U.S. Treasury bills. We believe that holding these securities as of June 30, 2008 assisted us in complying with the applicable REIT qualification tests as of June 30, 2008. Our U.S. Treasury bill holdings matured on July 3, 2008. U.S. Treasury bills are classified as trading securities, and an unrealized loss of $49,000 and an unrealized gain of $39,000 were recorded in net loss on trading securities in the condensed consolidated statements of operations for the three and six months ended June 30, 2008, respectively. Realized losses of $0.1 million on U.S. Treasury bills were recorded for the three and six months ended June 30, 2008. We do not expect to hold significant amounts of U.S. Treasury bills as part of our long term investment strategy.
Loans Held for Sale and Loans Held for Investment
     The following summarizes our loan portfolio, excluding CDS and total return swaps, by loan classification:

	Carrying Value
	Loans Held
Type of Loan	for Sale (1)	Loans	Total
	(In thousands)

Loans held in Market Square CLO	$257,939	$—	$257,939
Corporate leveraged loans:
Loans held in DFR MM CLO	—	259,577	259,577
Loans held in Wachovia Facility	4,484	85,143	89,627
Other corporate leveraged loans	—	24,879	24,879
Commercial real estate loans	2,136	14,064	16,200

	$264,559	383,663	648,222

Allowance for loan losses		(7,883)	(7,883)

		$375,780	$640,339

(1)	Carrying value of loans held for sale is the lower of cost or fair value.
Loans Held in Market Square CLO
     Market Square CLO, one of our TRSs, is a VIE under FIN 46R. We are the primary beneficiary of the VIE, causing us to consolidate the entity. We own 100% of the preference shares, representing substantially all of the equity interest in Market Square CLO, which we purchased for $24.0 million. As of June 30, 2008, Market Square CLO had $284.3 million of loan principal outstanding with a carrying value of $257.9 million, which is included in loans held for sale on the condensed consolidated balance sheet, $12.7 million of restricted cash and cash equivalents, which are generally utilized to purchase additional loans and pay distributions to debt and equity holders, and $276.0 million of notes payable included in long term debt. Market Square CLO is a bankruptcy remote entity, and, although we consolidate 100% of the assets and liabilities of Market Square CLO, our maximum exposure to loss on our investment in Market Square CLO is limited to our initial investment of $24.0 million. As of June 30, 2008, we have received distributions from Market Square CLO equal to $19.3 million since its inception. As of June 30, 2008, the weighted average coupon spread over LIBOR on the loan portfolio was 2.65%, and the weighted average contractual maturity was 4.8 years.

     The following table summarizes the Market Square CLO loan portfolio as of June 30, 2008:

			Estimated	Weighted Average
Moody’s	Par	Carrying	Fair		Contractual
Rating	Value	Value	Value	Spread	Maturity
	(In thousands)				(Month/Year)
Baa3	$3,847	$3,829	$3,829	2.25%	05/13
Ba1	16,304	15,828	15,833	1.74%	03/12
Ba2	16,566	15,929	15,948	1.78%	10/13
Ba3	39,497	35,236	35,351	2.22%	03/13
B1	75,030	69,235	69,476	2.56%	08/13
B2	88,160	80,842	81,000	2.88%	03/13
B3	30,243	25,994	25,997	3.26%	04/13
Caa1	8,519	7,183	7,183	3.63%	03/13
Caa2	5,170	3,199	3,199	3.54%	11/12
Caa3	973	664	664	4.25%	07/11

	$284,309	$257,939	$258,480	2.65%

     As of June 30, 2008, the Market Square CLO loan portfolio was diversified across 29 Moody’s industries and had a weighted average rating factor of 2429, which translates to a weighted average Moody’s rating of between B1 and B2. As of June 30, 2008, the carrying value of the Market Square CLO loans was reduced by a valuation allowance of $24.2 million, as these loans are carried at the lower of cost or fair value.
Loans Held in DFR MM CLO
     The following table summarizes the DFR MM CLO loan portfolio as of June 30, 2008:

		Weighted
	Carrying	Average
Type of Loan	Value	Coupon
	(In thousands)
First lien secured	$80,659	8.46%
Second lien secured	155,835	9.39%
Mezzanine	23,083	14.25%

	$259,577	9.53%

     On July 17, 2007, we purchased 100% of the equity interest, issued as subordinated notes and ordinary shares, of DFR MM CLO, for $50.0 million. In addition to issuing the subordinated notes and ordinary shares, DFR MM CLO also issued several classes of notes, aggregating $250.0 million, discussed later in this section under the heading “Liabilities.” We also purchased all of the BBB/Baa2 rated notes of DFR MM CLO for $19.0 million. The remaining $231.0 million of outstanding notes of DFR MM CLO were purchased by third party investors. DFR MM CLO is one of our TRSs and is a VIE under FIN 46(R). We are the primary beneficiary of the VIE, causing us to consolidate the entity. DFR MM CLO is a bankruptcy remote entity, and, although we consolidate 100% of its assets and liabilities, our maximum exposure to loss on our investment in DFR MM CLO is limited to our initial investment of $69.0 million. As of June 30, 2008, we have received distributions from DFR MM CLO equal to $12.7 million since its inception.
     As of June 30, 2008, DFR MM CLO had $261.3 million of loan principal outstanding with a carrying value of $259.6 million, which is included in loans on the condensed consolidated balance sheet, $46.8 million of restricted cash and cash equivalents, which are generally utilized to purchase additional loans and pay distribution to debt and equity holders, and $231.0 million of notes payable to outside investors included in long term debt.

Other Corporate Leveraged Loans
     The following table summarizes our other corporate leveraged loans as of June 30, 2008:

		Weighted
	Carrying	Average
Type of Loan	Value	Coupon
	(In thousands)
First lien secured loans	$13,772	8.40%
Second lien secured loans	63,697	9.83%
Mezzanine	21,971	17.12%
Holding company	15,066	10.50%

	114,506	11.15%
Allowance for loan losses	(7,500)

	$107,006

     As of June 30, 2008, we had other corporate leveraged loans totaling $114.5 million and classified as loans on the condensed consolidated balance sheets. The mezzanine and holding company loans are generally unsecured. As of June 30, 2008, we carried an allowance for loan losses on one loan totaling $7.5 million. This loan with an allowance for loan loss is on non-accrual status and we have not recognized $1.2 million of uncollected interest that is due to us under this loan for the six months ended June 30, 2008. All loans are reflected in the above table at their contractual outstanding amount and coupon.
Commercial Real Estate Loans
     As of June 30, 2008, we held six commercial real estate loans with a carrying value of $14.1 million. These loans are classified as held for investment on our condensed consolidated balance sheet. We recognized an increase to the allowance for loan losses of $0.6 million for a commercial real estate loan held for investment with a principal balance of $1.0 million which was sold during the three months ended June 30, 2008. As a result of the sale the residual amount of loan was charged-off. We further determined that a $0.4 million allowance was required on a commercial real estate loan held for investment with a total principal balance of $3.1 million as of June 30, 2008.
     We also held one commercial real estate loan totaling $2.1 million and classified as held for sale on our condensed consolidated balance sheet. During the three months ended June 30, 2008, we determined that an allowance of $1.3 million was required on this loan while being held for investment with a total principal balance of $5.3 million. Subsequently, $1.8 million of the total principal balance was sold, and the remaining principal balance of $3.5 million on this loan was transferred to loans held for sale. The $1.3 million addition to the allowance for loan losses was transferred to valuation allowance for loans held for sale and included in loans held for sale on the condensed consolidated balance sheet as of June 30, 2008.
     We previously had an investment in junior participation interests in a portfolio of commercial mortgages originated by Hometown Commercial Capital, LLC, or HCC, a commercial loan originator. In November 2007, HCC was deemed to be in default on its financing obligations to a third party resulting in an agreement to sell certain loans, with respect to which we had loan participation interests. This portfolio was valued at $3.1 million as of December 31, 2007. We recognized losses of $3.1 million in net gain (loss) on loans in the condensed consolidated statements of operations during the three months ended March 31, 2008 to further reduce the carrying value of this portfolio to zero to reflect the likelihood that no value was expected to be received for these loans. During the three months ended June 30, 2008, the last of the loans in the portfolio were sold and the we did not receive any proceeds. We did not recognize interest income on these loans for the three and six months ended June 30, 2008.
Preferred shares of CDOs
     As of June 30, 2008, we owned preferred shares issued by nine CDOs that we manage with a fair value of $1.7 million. During the three and six months ended June 30, 2008, we recorded losses of $0.9 million and $3.0 million on these securities within net loss on trading securities on the condensed consolidated statements of operations. We have seven of these investments recorded at a carrying value of zero as of June 30, 2008.

Derivatives and Hedging
     The following table is a summary of our derivative instruments as of June 30, 2008:

		Notional			Estimated Net
	Count	Amount	Assets	Liabilities	Fair Value
		(In thousands)
Interest rate swaps	18	$454,000	$184	$(6,043)	$(5,859)
Interest rate cap	1	40,000	—	(107)	(107)
Credit default swaps — protection seller	3	11,000	28	(151)	(123)
Total return swaps	2	14,406	63	(495)	(432)
Warrants	4	n/a	1,505	—	1,505

	28	$519,406	$1,780	$(6,796)	$(5,016)

     As of January 1, 2008, in conjunction with the adoption of SFAS No. 159 we de-designated $3.8 billion (notional) of interest rate swaps previously designated as a hedge with a net negative fair value of $85.9 million at de-designation, including accrued interest. Prior to the de-designation, designated interest rate swaps were carried at fair value with changes in value recorded directly into equity through other comprehensive loss to the extent they were effective as a hedge in accordance with the guidance under SFAS No. 133, as amended and interpreted. As of the adoption date, the other comprehensive loss related to the de-designation of interest rate hedges was $69.9 million. To the extent that the forecasted rolls on repurchase agreement transactions continued as anticipated, we would have amortized this loss and the $27.3 million in other comprehensive loss related to previously de-designated swaps from other comprehensive loss into interest expense over the remaining original hedge period, and all future changes in fair value of the interest rate swaps would be reflected in the condensed consolidated statements of operations. However, due to the significant RMBS sales activity and corresponding repurchase agreement repayment during the three months ended March 31, 2008, forecasted rolls on the repaid repurchase agreements are not continuing as anticipated. As a result, a loss of $91.7 million (including $69.6 million of accelerated amortization on interest rate swaps) was recognized during the three months ended March 31, 2008 in the condensed consolidated statements of operations in net gain (loss) on derivatives, and a corresponding cumulative net loss relating to newly and previously de-designated and terminated interest rate swaps in other comprehensive loss was removed. The remaining $0.3 million in terminated and de-designated swaps cumulative net loss in other comprehensive loss as of June 30, 2008 will be amortized over the remaining original hedge period. Additionally, we recorded a net increase to interest expense of $61,000 and $5.3 million during the three and six months ended June 30, 2008 related to the amortization of de-designated and terminated interest rate swaps.
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
     There can be no assurance that our hedging activities will have the desired beneficial impact on our results of operations, financial condition or net cash flows. Moreover, no hedging activity can completely insulate us from the risks associated with changes in interest rates and prepayment rates. We generally intend to hedge as much of the interest rate risk as we believe is in the best interest of our stockholders, after considering, among other things, the cost of such hedging transactions. Our policies do not contain specific requirements as to the percentages or amount of interest rate risk that we are required to hedge.

Results of Operations
     The following section provides a comparative discussion of our consolidated results of operations as of and for the three and six months ended June 30, 2008 and 2007.
Summary
     The following table summarizes selected historical consolidated financial information for the three and six months ended June 30, 2008 and 2007 and as of June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In millions, except for per share data)
Consolidated Statements of Operations Data:
Net interest income after provision for loan losses	$7.1	$22.0	$18.7	$44.1
Investment advisory fees	$12.4	$—	$24.5	$—
Total expenses	$16.9	$5.2	$61.1	$11.9
Net other income and (loss) gain	$6.0	$(2.5)	$(444.3)	$5.0
Net income (loss)	$5.7	$14.5	$(457.9)	$37.0
Net income (loss) per share — diluted	$0.08	$0.28	$(7.37)	$0.72

Dividends:
Dividends declared (1)	$—	$21.7	$—	$43.5
Dividends declared per common share outstanding	$—	$0.42	$—	$0.84

Consolidated Balance Sheet Data (as of):
Residential mortgage-backed securities	$444.2	$7,753.3	$444.2	$7,753.3
U.S. Treasury bills	$1,000.0	$—	$1,000.0	$—
Total assets	$2,434.7	$9,107.6	$2,434.7	$9,107.6
Repurchase agreements	$1,409.0	$7,348.5	$1,409.0	$7,348.5
Long-term debt:
Wachovia Facility	$53.4	$318.0	$53.4	$318.0
Market Square CLO	$276.0	$276.0	$276.0	$276.0
DFR MM CLO	$231.0	$—	$231.0	$—
Pinetree CDO	$—	$287.6	$—	$287.6
Trust preferred securities	$123.7	$123.7	$123.7	$123.7
Series A Notes & Series B Notes	$71.4	$—	$71.4	$—
Stockholders’ equity	$224.8	$676.2	$224.8	$676.2

Metrics (as of):
Book value per share outstanding	$3.37	$13.07	$3.37	$13.07
Leverage (2)	9.6	12.3	9.6	12.3

AUM (as of):
Investment Management segment (3) (4)	$12,976.3	$—	$12,976.3	$—
Principal Investing segment (5)	$2,097.4	$8,829.2	$2,097.4	$8,829.2

(1)	Dividends shown are reflected in the period to which they relate, rather than the period declared.
(2)	Leverage is calculated by dividing our total debt (principal outstanding on repurchase agreements, short term debt and long term debt) by total stockholders’ equity.
(3)	AUM for our Investment Management Segment includes CDO AUM numbers, which generally reflect the aggregate principal or notional balance of the collateral and, in some cases, the cash balance held by the CDOs as of the date of the last trustee report received for each CDO prior to the relevant measurement date. The AUM for our Euro-denominated bank loan CDO has been converted into U.S. dollars using the appropriate spot rate of exchange. AUM for our Investment Management Segment also includes AUM for our separately managed accounts, which, in certain cases, is a multiple of the capital actually invested in such account. Management fees for these accounts are paid on this levered AUM number.
(4)	Included in the Investment Management segment AUM are $295.3 million and $300.8 million related to Market Square CLO and DFR MM CLO, respectively, which amounts are also included in the Principal Investing segment AUM. DCM manages these CDOs but is not contractually entitled to receive any management fees for so long as 100% of the equity is held by DC LLC or an affiliate thereof. All other amounts included in the Principal Investing segment AUM are excluded from the Investment Management segment AUM.
(5)	AUM for the Principal Investing segment is reflected net of allowance for loan losses of $7.9 million as of June 30, 2008.

     During the first six months of 2008, we were adversely impacted by the continuing deterioration of global credit markets, which resulted in a decrease in net income of $8.8 million and $494.9 million for the three and six months ended June 30, 2008, compared to the same period in 2007. The most pronounced impact was on our AAA-rated non-Agency RMBS portfolio. This portfolio experienced an unprecedented decrease in value during the first three months of 2008 fueled by the ongoing liquidity crisis. This negative environment impacted our ability to successfully finance and hedge this portfolio. As a result, we sold a significant portion of our RMBS portfolio to improve our liquidity. In conjunction with the sale of RMBS, we also repaid our repurchase agreements used to finance the RMBS sold and terminated the associated interest rate swaps used to hedge the interest rate exposure on those repurchase agreements. During the three months ended June 30, 2008, we experienced a significant reduction of net interest income as compared to the same period in 2007 as a result of the significant sales in our RMBS and alternative asset portfolios. During the three months ended June 30, 2008, the addition of the Investment Management segment provided an increase to net revenues with $12.4 million in investment advisory fees which were partially offset by increased expenses in the form of compensation and benefits, depreciation and amortization and impairment of intangible assets of $7.7 million, $2.6 million and $1.1 million, respectively. Additionally, net other income and gain (loss) increased by $8.5 million as compared to the three months ended June 30, 2007.
     During the six months ended June 30, 2008, we experienced a $27.9 million decrease in net interest income compared to the same period in 2007. During the six months ended June 30, 2008, we incurred losses of $444.3 million in other net gain (loss), largely a result of net losses of $202.5 million, $217.1 million and $21.0 million on trading securities, derivatives and loans, respectively. The addition of the Investment Management segment provided an increase to net revenues with $24.5 million in investment advisory fees which were offset by increased expenses in the form of compensation and benefits, depreciation and amortization and impairment of intangible assets and goodwill of $17.1 million, $5.3 million and $29.0 million, respectively, as compared to the six months ended June 30, 2007.
     We are focused on optimizing the Investment Management segment by launching new investment products that will diversify our revenue streams while highlighting our core competencies of credit analysis and asset management. We expect to make co-investments in certain of these new investment products. We believe that the growth of fee based income through the management of alternative investment products will provide the most attractive risk-adjusted return on capital. We are also focused on our previously announced strategy of acquiring existing CDO management contracts. On July 21, 2008, we announced that we acquired the management contract for Robeco CDO II, from Robeco Investment Management, Inc. We continue to explore the possibility of acquiring additional management contracts from other CDO managers. We expect to focus our Principal Investing segment on Agency RMBS and our alternative investments.
Results of Operations by Segment
     Management evaluates the performance of each business unit based on segment results. The following table presents the results of operations by segment:

	Three months ended June 30, 2008
	Investment	Principal
	Management	Investing	Eliminations		Consolidated
	(In thousands)
Net revenues	$15,355	$8,529	$(4,424	) (1)	$19,460
Expenses	(13,277)	(8,095)	4,424	(1)	(16,948)
Other income and gain (loss)	(871)	6,919			6,048
Income tax (expense) benefit	(479)	(2,389)			(2,868)

Net income	$728	$4,964	$—		$5,692

	Six months ended June 30, 2008
	Investment	Principal
	Management	Investing	Eliminations		Consolidated
	(In thousands)
Net revenues	$29,803	$21,708	$(8,382	) (1)	$43,129
Expenses	(55,058)	(14,395)	8,382	(1)	(61,071)
Other income and gain (loss)	(2,982)	(441,328)			(444,310)
Income tax (expense) benefit	8,191	(3,857)			4,334

Net loss	$(20,046)	$(437,872)	$—		$(457,918)

(1)	Represents the fees charged to the Principal Investing segment by the Investment Management segment on a cost plus basis for investment advisory, management and operational services.

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
Revenues
     Our Investment Management segment revenues primarily represent the fee income earned for the management of investment accounts for various types of clients. The following table summarizes the Investment Management segment revenues:

	Three months ended	Six months ended
	June 30, 2008	June 30, 2008
	(In thousands)
Investment Management Segment Revenues
Interest income	$155	$497
Interest expense	1,583	3,554

Net interest income (expense)	(1,428)	(3,057)
Investment advisory fees (1)	16,783	32,860

Total Investment Management segment revenues	$15,355	$29,803

(1)	Investment advisory fees include intercompany investment advisory fees of $4.4 million and $8.4 million for the three and six months ended June 30, 2008, respectively, calculated in conjunction with our management agreement, which are eliminated upon consolidation.
     Net Interest Income
     Interest income is primarily composed of $0.1 million and $0.4 million for the three and six months ended June 30, 2008, respectively, on preferred shares of CDOs. Interest expense is primarily composed of $1.6 million and $3.5 million for the three and six months ended June 30, 2008, respectively, on the notes we issued to the sellers in conjunction with the Merger, or the Series A and Series B Notes.
     Investment Advisory Fees
     For the three and six months ended June 30, 2008, investment advisory fees were $16.8 million and $32.9 million, respectively, on a segment basis and $12.4 million and $24.5 million, respectively, on a consolidated basis due to the $4.4 million and $8.4 million, respectively, of fees earned on the Principal Investing segment, which is eliminated in consolidation. During the three and six months ended June 30, 2008 we earned non-recurring performance fees of $2.7 million related to one of our ABS CDOs that exceeded a net interest spread hurdle during its initial asset ramp-up period. Our significant investment advisory fee revenue streams include our CDOs, our investment funds and our separately managed accounts.
          CDOs
     The following table summarizes the investment advisory fee revenues from CDOs for the periods presented:

	Three months ended June 30, 2008
	Senior Management	Subordinated			Total CDO Advisory
	Fees	Management Fees	Performance Fees (1)		Fees
	(In thousands)
CLOs	$2,157	$3,521	$—		$5,678
ABS	1,369	71	2,702	(2)	4,142
Investment grade credit	230	54	—		284

Total CDOs	$3,756	$3,646	$2,702		$10,104

	Six months ended June 30, 2008
	Senior Management	Subordinated			Total CDO Advisory
	Fees	Management Fees	Performance Fees (1)		Fees
	(In thousands)
CLOs	$4,795	$6,763	$—		$11,558
ABS	2,826	288	2,774	(2)	5,888
Investment grade credit	452	137	—		589

Total CDOs	$8,073	$7,188	$2,774		$18,035

(1)	Performance fees are generally earned after certain investors’ returns exceed a specified internal rate of return, or IRR. For purposes of this and the following table, and in accordance with our accounting policies, we also classify any previously deferred senior or subordinated management fees that are subsequently paid as performance fees.

(2)	Performance fees for the three and six months ended June 30, 2008 included a non-recurring performance fee of $2.7 million received from one of our ABS CDOs.

     The following table summarizes the average AUM and effective and contractual fee rates of our CDOs for the periods presented:

	Three months ended June 30, 2008
				Weighted Average
		Effective Rate (2)		Contractual Rate (3)
		Senior	Subordinated	Senior	Subordinated
	Average AUM (1)	Management fee	Management fee	Management fee	Management fee
	(in thousands)
CLOs (4)	$5,043,703	0.17%	0.28%	0.20%	0.29%

ABS:
High-grade ABS	3,666,061	0.05%	0.00%	0.05%	0.06%
Other ABS	2,857,233	0.13%	0.01%	0.14%	0.19%

Total ABS	6,523,294	0.08%	0.00%	0.09%	0.11%

Investment grade credit	631,058	0.15%	0.03%	0.20%	0.20%

Total CDOs	$12,198,055	0.12%	0.12%	0.14%	0.19%

	Six months ended June 30, 2008
				Weighted Average
		Effective Rate (2)		Contractual Rate (3)
		Senior	Subordinated	Senior	Subordinated
	Average AUM (1)	Management fee	Management fee	Management fee	Management fee
	(in thousands)
CLOs (4)	$5,149,811	0.19%	0.26%	0.21%	0.29%

ABS:
High-grade ABS	3,713,271	0.05%	0.01%	0.05%	0.06%
Other ABS	2,937,451	0.13%	0.01%	0.14%	0.19%

Total ABS	6,650,722	0.08%	0.01%	0.09%	0.11%

Investment grade credit	638,939	0.14%	0.04%	0.20%	0.20%

Total CDOs	$12,439,472	0.13%	0.12%	0.14%	0.19%

(1)	Average AUM is calculated as the average of the April 1, May 1 and June 1, 2008 AUM for the three months ended June 30, 2008 and the average of the January 1, February 1, March 1, April 1, May 1, and June 1, 2008 AUM for the six months ended June 30, 2008. CDO AUM numbers generally reflect the aggregate principal or notional balance of the collateral and, in some cases, the cash balance held by the CDO and are as of the date of the last trustee report received for each CDO prior to the AUM date, as appropriate. Our collateralized loan obligation, or CLO, AUM total includes AUM related to our structured loan fund.
(2)	The effective rate for the three months ended June 30, 2008 is calculated by taking the management fees earned during the three months ended June 30, 2008 multiplied by four (to annualize) and divided by the average AUM. The effective rate for the six months ended June 30, 2008 is calculated by taking management fees earned during the period multiplied by two (to annualize) and divided by the average AUM. The senior and subordinated management fee effective rates may differ from the contractual fee rates for various reasons, including the following: (a) we may have entered into agreement with specific investors pursuant to which our management fees are paid to those investors and (b) our senior or subordinated management fees may be deferred as a result of certain structural provisions built into the documents governing the CDO. In certain circumstances, we may at a later date, subject to certain performance triggers, be entitled to repayment of the fees paid to investors described in (a) above. In addition, we may at a later date, subject to the satisfaction of certain structural provisions, be entitled to payment of the deferred fees described in (b) above.
(3)	The weighted average contractual senior and subordinated management fee rates are calculated as the sum of the amounts obtained by multiplying the contractual fee rates for each CDO by that CDO’s Average AUM and dividing that number by the total Average AUM for the relevant asset class.
(4)	The AUM for our Euro-denominated CLO has been converted to U.S. dollars using the spot rate of exchange as of the respective AUM date. Market Square CLO and DFR MM CLO have been excluded from all categories in this table as DCM manages these CLOs, but is not contractually entitled to receive any third party management fees as long as 100% of the equity is held by DC LLC or an affiliate thereof.

     The following table summarizes select details of the structure of each of our CDOs:

					Termination of
			First Optional	Auction Call	Reinvestment	Maturity
	Closing Date	July 1, 2008 AUM (1)	Call Date (2)	Date (3)	Period (4)	Year
	Month/Year	(In thousands)	Month/Year
CLOs:
Rosemont CLO, Ltd.	01/02	$187,421	10/05	n/a	01/07	2013
Forest Creek CLO Ltd.	05/03	324,110	07/07	n/a	07/08	2015
Long Grove CLO Ltd.	06/04	400,986	08/08	n/a	05/10	2016
Access Institutional Loan Fund (5)	08/04	126,605	Variable	n/a	n/a	2009	(9)
Castle Harbor II CLO Ltd. (5)	12/04	351,290	01/10	n/a	07/10	2017
Market Square CLO Ltd. (6)	05/05	295,312	07/07	n/a	04/11	2017
Cumberland II CLO Ltd.	09/05	389,402	02/10	n/a	11/11	2019
Marquette Park CLO Ltd.	12/05	301,663	04/10	n/a	01/12	2020
Bridgeport CLO Ltd.	06/06	503,741	10/09	n/a	07/13	2020
Burr Ridge CLO Plus Ltd.	12/06	300,881	06/12	n/a	03/13	2023
Schiller Park CLO Ltd.	05/07	388,805	07/11	n/a	04/13	2021
Bridgeport CLO II Ltd.	06/07	503,231	12/10	n/a	09/14	2021
DFR Middle Market CLO Ltd. (6)	07/07	300,833	07/10	n/a	07/10	2019
Bryn Mawr CLO II Ltd. (5)	07/07	313,961	08/13	n/a	08/14	2019
Gillespie CLO PLC (8)	08/07	463,037	02/13	n/a	08/13	2023

Total Bank Loan CLOs		5,151,278

ABS CDOs:
Mid Ocean CBO 2000-1 Ltd.	01/01	139,996	04/06	n/a	01/06	2036
Mid Ocean CBO 2001-1 Ltd.	10/01	141,651	02/06	n/a	01/06	2036
Oceanview CBO I, Ltd.	06/02	222,203	06/06	06/12	06/06	2032, 2037	(7)
Northlake CDO I, Limited	02/03	201,869	03/06	03/13	03/07	2033
Knollwood CDO Ltd.	03/04	245,636	04/07	04/12	04/08	2039
River North CDO Ltd.	01/05	290,197	02/09	02/13	02/09	2040
Buckingham CDO Ltd.	07/05	894,725	08/10	08/13	08/10	2040
Pinetree CDO Ltd.	11/05	291,474	01/10	01/14	01/10	2045
Buckingham CDO II Ltd.	12/05	1,252,945	03/11	03/14	03/11	2041
Knollwood CDO II Ltd.	07/06	681,513	07/09	07/13	n/a	2046
Buckingham CDO III Ltd.	08/06	1,440,489	09/11	09/14	09/11	2051
Aramis CDO	03/07	233,444	03/12	n/a	n/a	2047
Western Springs CDO Ltd.	04/07	300,390	07/11	07/13	07/11	2050

Total ABS CDOs		6,336,532

Investment Grade Credit CDOs:
Valeo Investment Grade CDO Ltd.	01/01	308,150	01/05	n/a	01/06	2013
Valeo Investment Grade CDO II Ltd.	05/01	312,733	06/05	n/a	06/06	2013

Total Investment Grade Credit CDOs		620,883

Total CDO AUM		$12,108,693

(1)	CDO AUM numbers generally reflect the aggregate principal or notional balance of the collateral and, in some cases, the cash balance held by the CDOs and are as of the date of the last trustee report received for each CDO prior to July 1, 2008.
(2)	CDOs are generally callable by equity holders once per quarter beginning on the “first option call date” and subject to satisfaction of certain conditions.
(3)	Asset-Backed CDOs generally contain a provision requiring the manager thereof to liquidate the collateral held therein on the “auction call date,” subject to certain conditions, generally including that the proceeds from any such liquidation be sufficient to redeem the notes and pay certain additional expenses.
(4)	Termination of reinvestment period refers to the date after which we can no longer use certain principal collections to purchase additional collateral, and such collections are instead used to deleverage the CDO.
(5)	Market value CLOs.
(6)	We are not contractually entitled to receive any management fees from these CLOs as long as 100% of the equity is held by DC LLC or an affiliate thereof.
(7)	Maturity date varies by tranche of notes.
(8)	The AUM for our Euro-denominated CLO has been converted into U.S. dollars using the spot rate of exchange on June 30, 2008.
(9)	Subject to a five year extension.
     Three of our 15 collateralized loan obligations, or CLOs, with an AUM as of July 1, 2008 of $791.9 million, are market value CLOs, which have payment triggers and events of default based on the market value of the CLO’s assets. The significant decline in liquidity in the credit markets during the six months ended June 30, 2008 had a negative impact on the market values of the assets held in these CLOs. For the three and six months ended June 30, 2008, we earned senior management fees of $0.6 million and $1.2 million and subordinated management fees of $0.5 million and $0.7 million, respectively, on these market value CLOs. The remainder of our CDOs are cash flow CDOs, which do not contain payment triggers and events of default are not based on the market value of the CDOs assets. We previously managed another market value CLO, Coltrane CLO PLC, or Coltrane CLO, which triggered a market value-based event of default during the first quarter of 2008 and is currently being liquidated by an administrative receiver.

     The CDOs that we manage generally contain certain structural provisions, including, but not limited to, overcollateralization requirements and/or market value triggers that are meant to protect investors from deterioration in the credit quality of the underlying collateral pool. In certain cases, breaches of these structural provisions can lead to events of default under the indentures governing the CDOs and, ultimately, acceleration of the notes issued by the CDO and the liquidation of the underlying collateral. Certain of our CDOs contain provisions prohibiting the liquidation of the CDO following an event of default unless either the proceeds from the liquidation will be sufficient to pay off all of the notes issued by the CDO along with certain specified expenses or a majority or supermajority of certain specified classes of notes votes to liquidate the CDO. We believe that CDOs that contain these provisions are less likely to liquidate upon the occurrence of an event of default.
     Two of the ABS CDOs that we manage, Western Springs CDO Ltd., or Western Springs CDO, and Knollwood CDO Ltd., or Knollwood CDO, have triggered events of default resulting primarily from downgrades of their underlying collateral. Western Springs CDO triggered an event of default in the first quarter of 2008. The notes issued by Western Springs CDO have been accelerated, the necessary investors have directed a liquidation of the collateral and the CDO is currently being liquidated. Knollwood CDO triggered an event of default in the second quarter of 2008. The notes issued by Knollwood CDO have been accelerated. However, pursuant to the indenture governing Knollwood CDO, the CDO will not be liquidated unless either the proceeds of such liquidation will be sufficient to pay off all of the notes issued by the CDO, the accrued management fees and certain administrative expenses or the holders of a supermajority of the notes direct the liquidation. Given the current market value of the CDO’s assets, we believe it is unlikely that a liquidation of Knollwood CDO will occur in the near term. In addition, the structured loan fund that we manage, Access Institutional Loan Fund, previously tripped its market value trigger, giving certain debtholders in that fund the right to force a liquidation of that portfolio. These debtholders agreed upon a partial redemption of their senior notes and a decrease in the market value trigger.
     As a result of triggering the above structural provisions as well as certain CDOs approaching these triggers, we expect investment advisory fees on CDOs to decrease on existing deals. Additionally, we do not anticipate launching any new CDOs during the third quarter.
     We are continuing to focus on our previously announced strategy of acquiring existing CDO management contracts. On July 21, 2008, we announced that we acquired the management contract for Robeco CDO II Limited, from Robeco Investment Management, Inc. We continue to explore the possibility of acquiring additional management contracts from other CDO managers.
          Investment Funds and Separately Managed Accounts
     Our fees earned from the management of our investment funds are typically a 1.5% annual management fee, payable monthly and based on the net asset value of the fund as of the beginning of each month, and a performance fee of 20% of “new high” trading profits for the specified measurement period, which are generally the net profits for the period that exceed any unrecovered net losses from previous periods. The measurement period is the calendar year for our current fund.
     Investors in our investment fund or the owners of our separately managed accounts may withdraw capital from the fund or account (with 30 days’ notice in the case of the investment fund), thus directly reducing our management fee and also reducing our potential performance fee (because of the lower asset base). The following table summarizes select details of the structure of the investment fund and the separately managed accounts:

	Number of	AUM as of	Management
	Accounts	July 1, 2008 (1)	Fee Rate	Incentive Fee Rate
		(in thousands)
Fixed income arbitrage investment funds (2)	1	$436,156	1.50%	20%

Separately managed accounts	6	$431,480	.15%-.30%	n/a

(1)	AUM is reported as of July 1, 2008, rather than as of June 30, 2008, to be inclusive of investment fund contributions, if any, effective on the first of the month. The AUM for certain of the separately managed accounts is a multiple of the capital actually invested in such account. Management fees for these accounts are paid on this levered AUM number.

(2)	The Number of Accounts for the fixed income arbitrage investment funds does not include feeder funds, which are funds that invest all or substantially all of their assets into trading fund which we manage, although some of our management fees are paid pursuant to contracts with those feeder funds.

n/a	– not applicable

     The following table summarizes the respective investment advisory fee revenues for the three and six months ended June 30, 2008.

	Three months ended June 30, 2008			Six months ended June 30, 2008
	Average	Management	Performance	Average	Management	Performance
	AUM (1)	Fees	Fees	AUM (2)	Fees	Fees
	(In thousands)
Fixed income arbitrage investment funds	$509,036	$1,992	$—	$608,450	$4,748	$1,186	(3)

Separately managed accounts	$423,364	$263	n/a	$413,653	$509	n/a

(1)	Average AUM is calculated as the average of the AUM on April 1, May 1 and June 1, 2008.
(2)	Average AUM is calculated as the average of the AUM on January 1, February 1, March 1, April 1, May 1 and June 1, 2008.
(3)	Performance fees were related to our smaller investment fund which liquidated on April 30, 2008.
n/a	– not applicable
     The smaller of our investment funds, representing AUM of $97.8 million as of April 1, 2008, liquidated on April 30, 2008. We experienced significant redemptions from this investment fund effective April 30, 2008 due to performance and a lack of interest in the fund’s flight-to-quality fixed income arbitrage strategy. For the three and six months ended June 30, 2008, we earned management fees of $0.1 million and $0.6 million, and incentive fees of zero and $1.2 million, respectively, related to this liquidated investment fund. The larger of our investment funds, representing July 1, 2008 AUM of $436.2 million, experienced significant net redemptions of $115.4 million and $38.8 million during the three and six months ended June 30, 2008, respectively. Additionally, as of June 30, 2008, this investment fund had unrecovered net losses, and therefore, we do not expect to additional earn performance fees on this investment fund in the current year.
     Intercompany investment advisory fees
     Also as a result of the Merger, we entered into a new management agreement with DCM. Management fees paid pursuant to this agreement are eliminated upon consolidation in accordance with GAAP. Fees are paid on a cost plus margin basis for investment advisory, management and operational services. All ancillary services, including back office support and certain operating expenses, are charged at cost. The fee structure is based on a transfer pricing study of the services provided by DCM pursuant to the management agreement. For the three and six months ended June 30, 2008, the intercompany investment advisory fees earned were $4.4 million and $8.4 million, respectively.

Expenses
     The following table summarizes our Investment Management segment expenses for the three and six months ended June 30, 2008:

	Three Months	Six Months
	ended June 30, 2008
	(In millions)
Salaries	$3.4	$7.7
Incentive compensation	3.8	8.2
Severance expense	0.1	0.3
Employee benefits	0.4	0.9

Total compensation and benefits	7.7	17.1

Fixed asset depreciation	0.3	0.7
Intangible asset amortization	2.3	4.6

Total depreciation and amortization	2.6	5.3

Audit and audit-related fees	0.2	0.5
Other professional fees	0.1	0.1

Total professional services	0.3	0.6

Insurance expense	0.1	0.3

Rent expense	0.6	1.3
Software and data feeds	0.5	1.0
Other general and administrative fees	0.4	0.5

Total general and administrative expense	1.5	2.8

Impairment of intangible assets	1.1	9.0
Impairment of goodwill	—	20.0

Total impairment of intangible assets and goodwill	1.1	29.0

Total Investment Management segment expenses	$13.3	$55.1

     The most significant recurring expenses for the Investment Management segment are compensation and benefits costs. In response to the current adverse credit market environment, effective as of March 1, 2008, we implemented a plan to reduce our workforce. The reductions occurred across a broad range of functions within our company. As a result, we recorded $0.1 million and $0.3 million in severance expense for the three and six months ended June 30, 2008, respectively. We believe these personnel reductions will improve our financial results without adversely impacting our ability to operate the business in a sound manner. As of June 30, 2008, we had 103 employees. We expect to utilize share-based compensation for a portion of our incentive compensation during 2008.
     During the three and six months ended June 30, 2008, we recorded $1.1 million and $9.0 million, respectively, of impairment on intangible assets. For the three months ended June 30, 2008, the impairment is comprised of $0.1 million related to an adjustment to purchase accounting resulting in an additional impairment associated with the smaller of our two investment funds, which liquidated on April 30, 2008, and $1.0 million related to the intangible asset associated with the management contract for Western Springs CDO, which became fully impaired as of June 30, 2008 as a result of the pending liquidation of that CDO. The remaining $7.9 million of impairment of intangible assets recorded during the six months ended June 30, 2008 consists of an additional $4.6 million related to the intangible asset associated with the smaller of our two investment funds, which liquidated on April 30, 2008, and $3.3 million related to the intangible asset associated with the management contract for Coltrane CLO, which triggered a market value-based event of default during the first quarter of 2008 and is currently being liquidated by an administrative receiver.

     During the six months ended June 30, 2008, we also recorded a $20.0 million impairment on goodwill. Although a significant amount of time had not passed since the Merger, the significant decline in our overall market capitalization during the first quarter of 2008 was a triggering event for an analysis for possible goodwill impairment. Although the estimated cash flows generated by the Investment Management segment were generally expected to be consistent with the estimated cash flows at the time of the Merger, the market multiple for the companies that we considered comparable had decreased. This decline in market multiples largely contributed to the $20.0 million of goodwill impairment. As a result of the further decline in market value experienced during the second quarter of 2008 we also performed another analysis for possible goodwill impairment as of June 30, 2008 and determined that no further impairment existed at that date. We have considered the difference between our current market capitalization and book value in our impairment assessment.
Other Income and Gain (Loss)
     Other income and gain (loss) for the Investment Management segment consisted of the unrealized losses related to our investments in preferred shares of CDOs that are managed by DCM. During the three and six months ended June 30, 2008, we recognized unrealized losses of $0.9 million and $3.0 million, respectively, in net loss on trading securities on the condensed consolidated statements of operations related to these investments.
Income Tax Expense
     For the three months ended June 30, 2008, the Investment Management segment recorded an income tax expense of $0.5 million. For the six months ended June 30, 2008, the Investment Management segment recorded an income tax benefit of $8.2 million primarily as a result of the $29.0 million of impairment of intangibles and goodwill. For income tax purposes, impairments of intangibles and goodwill are not recognized but are amortized straight-line over a 15-year life.
Principal Investing Segment
Revenues
     Our Principal Investing segment revenues represent the net spread, or difference between the interest income we earn on our investment portfolio and the cost of our borrowings net of hedging activities. The following table summarizes the Principal Investing segment revenues:

	Three months ended June 30,		Variance	Six months ended June 30,		Variance
	2008	2007	2008 vs. 2007	2008	2007	2008 vs. 2007
	(In millions)
Principal Investing Segment Revenues
Interest income	$21.7	$129.7	$(108.0)	$82.7	$252.4	$(169.7)
Interest expense	10.9	102.5	91.6	56.5	201.4	144.9

Net interest income	10.8	27.2	(16.4)	26.2	51.0	(24.8)
Provision for loan losses	2.3	5.1	2.8	4.5	6.9	2.4

Total Principal Investing segment revenues	$8.5	$22.1	$(13.6)	$21.7	$44.1	$(22.4)

     The following table summarizes our Principal Investing segment interest income:

	Three months ended June 30,		Variance	% of total interest income
	2008	2007	2008 vs. 2007	Three months ended June 30,
	(In millions)			2008	2007
Real Estate Investments:
RMBS	$6.4	$99.8	$(93.4)	29.5%	76.9%
Commercial real estate loans and securities	0.7	1.6	(0.9)	3.2%	1.2%
ABS held in Pinetree CDO	—	5.4	(5.4)	0.0%	4.2%

Total real estate investments	7.1	106.8	(99.7)	32.7%	82.3%

Corporate Investments:
Corporate loans and securities:
Assets held in DFR MM CLO	6.9	—	6.9	31.9%	0.0%
Assets held in Wachovia Facility	2.8	15.5	(12.7)	12.9%	12.0%
Other corporate leveraged loans	0.4	1.0	(0.6)	1.8%	0.8%
High yield corporate bonds	—	0.3	(0.3)	0.0%	0.2%
Assets held in Market Square CLO	4.3	5.6	(1.3)	19.8%	4.3%
Treasuries and short-term investments	0.2	0.4	(0.2)	0.9%	0.3%
Other investments	—	0.1	(0.1)	0.0%	0.1%

Total corporate investments	14.6	22.9	(8.3)	67.3%	17.7%

Total interest income	$21.7	$129.7	$(108.0)	100.0%	100.0%

	Six months ended June 30,		Variance	% of total interest income
	2008	2007	2008 vs. 2007	Six months ended June 30,
	(In millions)			2008	2007
Real Estate Investments:
RMBS	$48.1	$195.8	$(147.7)	58.2%	77.6%
Commercial real estate loans and securities	1.8	3.0	(1.2)	2.2%	1.2%
ABS held in Pinetree CDO	—	10.7	(10.7)	0.0%	4.2%

Total real estate investments	49.9	209.5	(159.6)	60.4%	83.0%

Corporate Investments:
Corporate loans and securities:
Assets held in DFR MM CLO	15.2	—	15.2	18.3%	0.0%
Assets held in Wachovia Facility	6.2	28.2	(22.0)	7.5%	11.2%
Other corporate leveraged loans	0.8	1.6	(0.8)	1.0%	0.6%
High yield corporate bonds	—	0.6	(0.6)	0.0%	0.2%
Assets held in Market Square CLO	9.5	11.4	(1.9)	11.5%	4.5%
Treasuries and short-term investments	1.1	1.0	0.1	1.3%	0.4%
Other investments	—	0.1	(0.1)	0.0%	0.1%

Total corporate investments	32.8	42.9	(10.1)	39.6%	17.0%

Total interest income	$82.7	$252.4	$(169.7)	100.0%	100.0%

     The decrease in interest income of $108.0 million and $169.7 million for the three and six months ended June 30, 2008 was primarily attributable to the reduction of our RMBS and alternative assets portfolios during the six months ended June 30, 2008 and, to a lesser extent, a decrease in the interest rate environment. As of June 30, 2008, our RMBS and alternative portfolio were $441.2 million and $661.1 million, respectively, as compared to $7.8 billion and $1.1 billion, respectively, at June 30, 2007.
     RMBS interest income decreased by $93.4 million and $147.7 million for the three and six months ended June 30, 2008, respectively. Additionally, we sold all of our preference shares in Pinetree CDO Ltd., or Pinetree CDO, and deconsolidated that entity as of December 31, 2007, which resulted in reductions in interest income of $5.4 and $10.7 million for the three and six months ended June 30, 2008, respectively. The $8.3 million and $10.1 million decrease in the corporate investments interest income for the three and six months ended June 30, 2008, respectively, compared to the same periods in 2007 was primarily the result of a lower investment balance during the six months ended June 30, 2008. Corporate leveraged loans totaled $374.1 million as of June 30, 2008 as compared to $469.2 million as of June 30, 2007. The increase of $6.9 million and $15.2 million in interest income on assets held in DFR MM CLO for the three months ended June 30, 2008 and 2007, respectively, was offset by the $12.7 million and $22.0 million decreases in interest income on the assets held in the alternative asset revolving warehouse funding facility with Wachovia Capital Markets, LLC, or the Wachovia Facility, respectively, for the three and six months ended June 30, 2008, as certain of these assets were moved out of the Wachovia Facility in conjunction with the securitization of DFR MM CLO during July 2007.
     The following table summarizes our Principal Investing segment interest expense:

	Three months ended June 30,		Variance	Six months ended June 30,		Variance
	2008	2007	2008 vs. 2007	2008	2007	2008 vs. 2007
	(In millions)
Repurchase agreements	$3.1	$100.8	$(97.7)	$34.4	$198.0	$(163.6)
Hedging activity	0.1	(14.9)	15.0	5.3	(29.0)	34.3
Long term debt	6.9	15.0	(8.1)	15.9	29.6	(13.7)
Amortization of debt issuance cost	0.8	1.3	(0.5)	0.9	2.5	(1.6)
Margin borrowing	—	0.3	(0.3)	—	0.3	(0.3)

Total interest expense	$10.9	$102.5	$(91.6)	$56.5	$201.4	$(144.9)

     The decrease in interest expense of $91.6 million and $144.9 million for the three and six months ended June 30, 2008, respectively, compared to the three and six months ended June 30, 2007, was primarily the result of significantly reduced repurchase agreement balances, decreased interest rates and decreased long term debt balances during the three months and six months ended June 30, 2008, as compared to the same periods in 2007.
     During the three months ended March 31, 2008, we significantly reduced our RMBS portfolio through sales, which in turn resulted in the repayment of the outstanding repurchase agreements used to finance that RMBS and our outstanding interest rate swaps used to hedge our interest rate risk on our repurchase agreements. The decrease in the repurchase agreement balance and swaps outstanding for the three and six months ended June 30, 2008 combined with a lower interest rate environment during the three and six months ended June 30, 2008, as compared to the three and six months ended June 30, 2007, contributed to a $82.7 million and a $129.3 million decrease in interest expense, respectively.

     The interest expense related to long term debt decreased by $8.1 million and $13.7 million for the three and six months ended June 30, 2008, respectively, compared to the same period in 2007. From June 30, 2007 to June 30, 2008, there were significant changes in our outstanding long term debt balances. We decreased the outstanding balance in the Wachovia Facility from $318.0 million to $53.4 million in conjunction with the securitization of DFR MM CLO and through sales and paydowns on the Wachovia Facility portfolio in accordance with the terms of the forbearance agreement described under “Sources of Funds — Principal Investing Segment — Wachovia Facility” below, which provided an offsetting increase in our outstanding debt balance of $231.0 million, but at significantly lower interest rate spreads. Additionally, we sold all of our preference shares in and deconsolidated Pinetree CDO as of December 31, 2007, which resulted in a reduction to our interest expense of $4.2 million and $8.5 million for the three and six months ended June 30, 2008, respectively.
     We continue to focus on managing liquidity by investing interest and principal paydowns in short term, highly liquid securities and growing the Investment Management segment, which will likely reduce our future net interest income, as described further in our discussion on liquidity.
     Provision for Loan Losses
     During the three and six months ended June 30, 2008, the Company recorded additions to the provision for loan losses of $2.3 million and $4.5 million, respectively. During the three months ended June 30, 2008, the Company determined that a provision for loan loss of $1.3 million was required on a commercial real estate loan held for investment with a total principal balance of $5.3 million. Subsequently, $1.8 million of the total principal balance was sold, and the remaining principal balance was transferred to loans held for sale. The $1.3 million addition to the provision for loan losses was transferred to valuation allowance for loans held for sale and included in loans held for sale on the condensed consolidated balance sheet as of June 30, 2008. Additionally, the Company recognized an increase to the provision for loan losses of $0.6 million for a commercial real estate loan held for investment with a principal balance of $1.0 million, which was sold during the three months ended June 30, 2008. As a result of the sale, the residual amount of the loan was charged-off. During the three months ended June 30, 2008, the Company further determined that a $0.4 million provision for loan loss was required on a commercial real estate loan held for investment with a total principal balance of $3.1 million.
     In addition, during the three months ended March 31, 2008, we determined one loan held for investment was further impaired. We determined that an allowance for loan losses in the amount of $7.5 million was required for this loan with a total outstanding principal of $10.0 million. Accordingly, an addition to the provision for loan losses of $2.2 million was recorded during the three months ended March 31, 2008 for this loan. The allowance for loan loss was recognized because a loss was considered probable, and the discounted expected future cash flows were less than the loan’s amortized cost basis.
Expenses
     The following table summarizes our Principal Investing segment expenses for the periods presented:

	Three months ended June 30,		Variance	Six months ended June 30,		Variance
	2008	2007	2008 vs. 2007	2008	2007	2008 vs. 2007
			(In millions)

Base management fee expense (1)	$4.4	$3.3	$1.1	$8.4	$6.6	$1.8
Amortization related to restricted stock and options	—	0.1	(0.1)	—	0.2	(0.2)
Incentive fee expense	—	—	—	—	2.2	(2.2)

Total management and incentive fee expense to related party	4.4	3.4	1.0	8.4	9.0	(0.6)

Audit and audit-related fees	0.2	0.3	(0.1)	0.9	0.7	0.2
Legal fees	1.6	0.2	1.4	1.7	0.3	1.4
Other professional fees	0.2	0.3	(0.1)	0.5	0.4	0.1

Total professional services	2.0	0.8	1.2	3.1	1.4	1.7

Insurance expense	0.6	0.2	0.4	1.2	0.3	0.9

Board of directors fees	0.9	0.5	0.4	1.1	0.6	0.5
Banking and other administrative fees	0.1	0.2	(0.1)	0.4	0.3	0.1
Software and data feeds	—	—	—	0.1	0.1	—
Other general and administrative fees	0.1	0.1	—	0.1	0.2	(0.1)

Total general and administrative expense	1.1	0.8	0.3	1.7	1.2	0.5

Total Principal Investing segment expenses	$8.1	$5.2	$2.9	$14.4	$11.9	$2.5

(1)	Base management fee expense for the three and six months ended June 30, 2008 includes $4.4 million and $8.4 million, respectively, of management fee expense in conjunction with our new management agreement with DCM, which are eliminated in consolidation.

     The increase in expenses of $2.9 million for the three months ended June 30, 2008 compared to the same period in 2007 was primarily attributable to increases in management fees of $1.1 million, legal fees of $1.4 million, insurance expense of $0.4 million and board of directors fees of $0.4 million. The $1.1 million increase in management fee expense is the result of our new management fee contract, which is on a cost plus margin basis. The $0.4 million increase in board of directors fees is the result of a new compensation agreement for the interim chairman of our board retroactive to January 1, 2008, and the $0.4 million increase in insurance expense reflects an increase in insurance premiums over the prior period presented.
     The increase in expenses of $2.5 million and for the six months ended June 30, 2008 compared to the same period in 2007 was primarily attributable to increases in legal fees of $1.4 million, insurance expense of $0.9 million and board of directors fees of $0.5 million partially offset by a $0.6 million decrease in total management and incentive fee expense to related party. The $0.6 million decrease in total management and incentive fee expense to related party was a result of a $2.2 million decrease in incentive fee expense as our new management fee contract with DCM no longer contains an incentive fee provision and a $1.8 million increase in the base management fee expense as our new management fee contract is now on a cost plus margin basis.
Other Income and Gain (Loss)
     The following table summarizes our Principal Investing segment other income and gain (loss) for the periods presented:

	Three months ended June 30,		Variance	Six months ended June 30,		Variance
	2008	2007	2008 vs. 2007	2008	2007	2008 vs. 2007
			(In millions)

Net realized (loss) gain on available-for-sale securities	$—	$(0.2)	$0.2	$—	$2.5	$(2.5)
Other-than-temporary impairment on available-for-sale securities	(3.9)	—	(3.9)	(3.9)	(0.2)	(3.7)

Net (loss) gain on available-for-sale securities	(3.9)	(0.2)	(3.7)	(3.9)	2.3	(6.2)

Net realized (loss) gain on trading securities	(0.1)	0.3	(0.4)	(169.2)	0.4	(169.6)
Net unrealized loss on trading securities	(0.8)	(6.0)	5.2	(30.3)	(3.4)	(26.9)

Net loss on trading securities	(0.9)	(5.7)	4.8	(199.5)	(3.0)	(196.5)

Net realized (loss) gain on loans	(7.7)	(1.4)	(6.3)	(12.6)	0.2	(12.8)
Net unrealized gain (loss) on loans	13.2	(0.1)	13.3	(8.4)	0.3	(8.7)

Net gain (loss) on loans	5.5	(1.5)	7.0	(21.0)	0.5	(21.5)

Net realized (loss) gain on interest rate swaps	(4.8)	3.2	(8.0)	(272.1)	3.5	(275.6)
Net realized (loss) gain on credit default swaps	(0.3)	0.6	(0.9)	(2.4)	1.1	(3.5)
Net realized gain (loss) on total return swaps	—	0.5	(0.5)	(0.7)	0.2	(0.9)
Net realized loss on interest rate floors	—	—	—	(1.6)	—	(1.6)
Net unrealized gain (loss) on interest rate swaps	9.6	(0.5)	10.1	57.6	(1.3)	58.9
Net unrealized gain (loss) on credit default swaps	0.5	(0.5)	1.0	0.5	(0.1)	0.6
Net unrealized gain (loss) on total return swaps	0.8	(0.2)	1.0	0.3	0.3	—
Net unrealized gain on interest rate floors	—	2.2	(2.2)	1.1	1.6	(0.5)
Net unrealized gain on warrants	0.3	—	0.3	0.2	—	0.2

Net gain (loss) on derivatives	6.1	5.3	0.8	(217.1)	5.3	(222.4)

Dividend income	0.1	0.1	—	0.2	0.2	—
Other net loss	—	(0.5)	0.5	—	(0.3)	0.3

Dividend income and other net loss	0.1	(0.4)	0.5	0.2	(0.1)	0.3

Total other income and gain (loss)	$6.9	$(2.5)	$9.4	$(441.3)	$5.0	$(446.3)

Total realized (loss) gain	$(12.8)	$3.1	$(15.9)	$(458.4)	$8.1	$(466.5)

Total unrealized gain (loss)	$19.7	$(5.6)	$25.3	$17.1	$(3.1)	$20.2

     Other income and gain (loss) increased by $9.4 million and decreased by $446.3 million for the three and six months ended June 30, 2008, respectively, compared to the same periods for 2007. The $9.4 million increase in other income and gain (loss) during the three months ended June 30, 2008 was primarily attributable to decreased losses on trading securities and increased gains on loans and interest rate swaps of $4.8 million, $7.0 million and $2.1 million, respectively, offset by a $3.7 million increased loss on available-for-sale securities. The $446.3 million decrease in other income and gain (loss) during the six months ended June 30, 2008 was primarily attributable to increased losses on derivatives, trading securities and loans of $222.4 million, $196.5 million and $21.5 million, respectively.
     During the three months ended June 30, 2008, the decrease in losses on trading securities was primarily the result of a minimal change in the market value of our RMBS portfolio during the period. The increased gains on loans was primarily driven by an increase of $7.6 million in unrealized gains on held for sale loans in Market Square CLO. The increased losses on available-for-sale securities was the result of the $3.9 million in other-than-temporary impairment recorded during the three months ended June 30, 2008 related to certain CMBS securities which we no longer had the intent to hold to recovery in value.

     During the three months ended March 31, 2008, our RMBS portfolio experienced a significant decrease in value fueled by the ongoing liquidity crisis. This reduced our ability to successfully finance and hedge our RMBS portfolio. We sold a significant portion of our AAA-rated non-Agency RMBS and Agency RMBS to improve liquidity, which resulted in realized trading losses of $169.2 million for the six months ended June 30, 2008. The unrealized loss on trading securities increased during this period as a result of the overall decrease in the value within the RMBS market. In conjunction with the significant sales of RMBS during the six months ended June 30, 2008, we terminated 192 interest rate swaps with a notional amount of $6.3 billion, which resulted in net losses on interest rate swaps during the six months ended June 30, 2008 of $214.5 million. The increase in losses on loans was the result of the current weakness in the broader financial markets, where reduced liquidity across the spectrum of securities has driven down the valuations of our held for sale loan portfolio within Market Square CLO.
Income Tax Expense
     For the three and six months ended June 30, 2008, the Principal Investing segment recorded a provision for income taxes of $2.4 million and $3.9 million, respectively, primarily because our investment in DFR MM CLO is held through five domestic TRSs that are subject to federal, state and local taxes to the extent they generate net taxable income.
Off-Balance Sheet Arrangements
     As of June 30, 2008, there have been no material changes in the off-balance sheet arrangements from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as amended.
Liquidity and Capital Resources
     We held cash and cash equivalents of $44.5 million as of June 30, 2008.
     Our operating activities used cash of $527.7 million for the six months ended June 30, 2008, primarily through the following:
          Net inflows and non-cash adjustments of $452.2 million, consisting of the following:
•	Net loss from trading in securities — $202.5 million

•	Amortization of net loss on previously designated derivatives — $97.0 million

•	Net change in operating assets and liabilities — $87.3 million

•	Impairment on intangible assets and goodwill — $29.0 million

•	Net loss on loans and loans held for sale — $21.0 million

•	Depreciation, amortization and non-cash expenses — $5.3 million

•	Provision for loan losses — $4.5 million

•	Other-than-temporary impairment on available-for-sale securities — $3.9 million

•	Net premium and discount amortization — $1.2 million

•	Share-based compensation — $0.4 million
          Net outflows and non-cash adjustments totaled $979.9 million, consisting of the following:
•	Net loss — $457.9 million

•	Net purchases of trading securities — $341.8 million

•	Net changes in undesignated derivatives — $159.9 million

•	Deferred tax benefit — $12.9 million

•	Net purchases of loans held for sale — $7.4 million

     Our investing activities provided cash of $4.4 billion for the six months ended June 30, 2008 primarily from the proceeds from sales and principal payments of trading securities previously classified as available-for-sale of $4.3 billion, proceeds from sales and principal payments on loans and available-for-sale securities totaling $76.1 million and the $22.8 million, respectively, partially offset by the origination and purchase of loans and the purchase of available-for-sale securities of $7.1 million and $1.7 million, respectively, and $21.3 million of changes in restricted cash and cash equivalents.
     Our financing activities used cash of $3.9 billion for the six months ended June 30, 2008, primarily for payments made on repurchase agreements of $3.9 billion. Additional uses of cash included a dividend payment of $21.7 million, payments made on the Wachovia Facility of $23.0 million, payments made on short term debt of $1.2 million and debt issuance costs of $0.5 million. These outflows were offset by proceeds from our Wachovia Facility of $3.0 million.
Leverage
     As of June 30, 2008, our GAAP leverage was 9.6 times equity, which was calculated by dividing our total debt (principal outstanding of repurchase agreements, short term debt and long term debt) of $2.2 billion by total stockholders’ equity of $224.8 million, as reported in our GAAP financial statements as of June 30, 2008.
     The decrease in leverage as of June 30, 2008, as compared to 12.3 times equity as of the June 30, 2007, is primarily driven by our $249.7 million decrease in long term borrowings and our $5.9 billion decrease in principal outstanding on repurchase agreements as of June 30, 2008, as compared to the same period in 2007, as a result of de-leveraging to improve stability in our liquidity position. These decreases in debt were partially offset by a decrease in stockholders’ equity of $451.3 million from June 30, 2007 to June 30, 2008 as a result of significant losses sustained during the period.
Liquidity and Sources of Funds
     We believe that our current cash and cash equivalents, unencumbered liquid assets, and net equity in the financed RMBS portfolio along with financing sources and cash flows from operations are adequate to meet anticipated long term (greater than one year) liquidity requirements. Our reduced leverage, as a result of the decrease in the RMBS portfolio during the six months ended June 30, 2008, has resulted in improved stability in our liquidity position. Unencumbered RMBS and unrestricted cash and cash equivalents aggregated $57.4 million at June 30, 2008. In addition, net equity in the financed RMBS portfolio (including associated interest rate swaps), excluding the unencumbered RMBS included above, totaled $28.3 million at quarter end. In total, we had cash, unencumbered liquid securities and net equity in financed liquid securities of $85.7 million as of June 30, 2008. As of June 30, 2008, the fair value of our Agency RMBS and AAA-rated non-Agency RMBS portfolios were $415.3 million and $28.8 million, respectively.
     We attempt to maintain our leverage at a level that ensures that our cash and cash equivalent resources will be sufficient to satisfy our liquidity requirements. However, if we are not successful, we may be required to sell additional RMBS or Corporate Loans and may be unable to do so on favorable terms. Sales of additional RMBS or Corporate Loans at prices lower than their carrying value would result in further realized losses and reduced income. We may increase our capital resources by consummating offerings of securities or issuing new debt, possibly including preferred stock, common stock, commercial paper, medium-term notes, CDOs, collateralized mortgage obligations and other borrowings. The ability to execute these strategies will depend on, among other things, market conditions for capital raises and for the investment of any proceeds.
     As a result of the Merger we have $5.6 million of accrued and other liabilities payable in the near term. The lease on our corporate headquarters requires us to maintain a letter of credit, which was renewed in May 2008 and now requires us to restrict $2.7 million of cash.

Investment Management Segment
     The following is a summary of our Investment Management segment borrowings as of June 30, 2008:

		Series
	Short Term	A & B
	Debt (1)	Notes	Total
		(In thousands)

Outstanding balance	$483	$71,412 (2)	$71,895
Weighted average borrowing rate	5.61%	7.70%	7.69%
Weighted-average remaining maturity (in years)	0.08 (3)	4.50	4.47
Carrying value of collateral (including accrued interest)	$1,360	$197,246 (4)	$198,606

(1)	The short term debt consists of two limited recourse notes collateralized by investments in preferred shares of CDOs we manage.
(2)	Principal outstanding of $71.4 million is presented net of a $2.5 million discount.
(3)	The short term debt does not have a stated maturity. The weighted average remaining maturity is estimated based on the timing of payments of future management fees and preferred share distributions that are required to be utilized to pay-down the loans.
(4)	Includes the assets of Deerfield, as issuer of the Series A and Series B Notes, but does not include the assets of any guarantors thereof.
     On March 14, 2008, we entered into waivers with the holders of our Series A and Series B Notes. The waivers extend through March 31, 2009, or the Waiver Period, and waive compliance with certain portions of a REIT qualification covenant contained in the related note purchase agreements. Pursuant to the waivers, we have agreed to use reasonable best efforts to meet the requirements to qualify as a REIT during the Waiver Period. On May 29, 2008, we entered into amendments, the May Amendments, to the March waivers. The May Amendments extend the March Waivers through December 31, 2009. On May 6, 2008, we entered into an amendment to the note purchase agreement for each of the Series A and Series B Notes that amended, among other provisions, certain covenants in order to permit the maintenance of intercompany notes issued to DFR by, and by DFR to, certain of its subsidiaries as well as a letter of credit required under the lease for the Rosemont, Illinois offices. In connection with such amendment, we agreed to appoint to the board of managers of each Deerfield and Deerfield Capital LLC, or DC LLC, one “special manager” nominated by holders of each of the Series A and Series B Notes and to amend the organizational documents of each of Deerfield and DC LLC to provide that the dissent of both such special managers will serve as a veto on any decision by the board of managers of such entity to voluntarily institute proceedings to be adjudicated bankrupt or insolvent or the taking of similar actions. Neither DC LLC nor Deerfield has any plans to institute any such proceeding. The amendments further provide that, other than the dissent right described above, such special managers shall not have any right to direct participate in the management of Deerfield or DC LCC, as the case may be.
Principal Investing Segment
     The following is a summary of our Principal Investing segment borrowings as of June 30, 2008:

					Trust
	Repurchase	Term		Wachovia	Preferred
	Agreements	Financing		Facility	Securities	Total
				(In thousands)

Outstanding balance	$1,408,955	$507,000	(1)	$53,412	$123,717	$2,093,084
Weighted average borrowing rate	1.18%	3.35%		4.79%	5.67%	2.06%
Weighted-average remaining maturity (in years)	0.01	9.84	(2)	0.69	27.94 (3)	4.00
Carrying value of collateral (including accrued interest)	$1,433,133	$587,736		$100,999	n/a	$2,121,868

n/a	— not applicable
(1)	Excludes $19.0 million of DFR MM CLO debt that is owned by us and eliminated upon consolidation. Had this debt been included, the weighted-average borrowing rate would be 3.52%, and the weighted-average remaining maturity would be 9.88 years.
(2)	$276.0 million of the term financing is callable quarterly, and $231.0 million is callable after July 20, 2010 and quarterly thereafter.
(3)	$51.6 million of the trust preferred securities are callable after October 30, 2010, and $72.1 million are callable after October 30, 2011.

     Repurchase Agreements. As of June 30, 2008, proceeds from repurchase agreements totaling $1.4 billion, with a weighted-average current borrowing rate of 1.18%, were primarily used to finance the acquisition of RMBS and U.S. Treasury bills. We expect to continue borrowing funds in the form of repurchase agreements. As of June 30, 2008, we had outstanding repurchase agreement balances with four investment banking firms. Our repurchase agreement liabilities are significantly concentrated with one counterparty that provides financing totaling 92.2% of the $1.4 billion of repurchase agreement liabilities as of June 30, 2008. In addition, increases in interest rates could reduce the value of our RMBS, which could limit our borrowing ability or cause our lenders to initiate additional margin calls. In addition, an increase in the percentage deduction of fair value of RMBS collateral that we receive in cash at the inception of the repurchase agreement, which we sometimes refer to as a haircut, imposed by our counterparties limits our borrowing capacity. Amounts due upon maturity of our repurchase agreements will be funded primarily through the rollover or re-issuance of repurchase agreements and monthly principal and interest payments received on our RMBS.
     The following table presents certain information regarding the amount at risk related to our repurchase agreements as of June 30, 2008:

		Weighted-Average
		Maturity of Repurchase
	Amount at Risk (1)	Agreements
	(In thousands)	(In days)
Repurchase Agreement Counterparties:
Bank of America Securities LLC	$6,530	1
Deutsche Bank Securities Inc.	10,064	8
Fortis Securities LLC	7,341	1
HSBC Securities (USA), Inc.	2,347	2

Total	$26,282	1

(1)	Equal to the fair value of securities pledged (including net additional repurchase agreement collateral pledged of $1.2 million), minus repurchase agreement liabilities and related accrued interest payable.
     We are currently in violation of substantially all of our International Swap Dealers Association, or ISDA, agreements with our interest rate swap counterparties. Most of these ISDA agreements contain an equity decline trigger that we breached during the three months ended March 31, 2008. This violation generally gives the counterparties the right to terminate the ISDA agreements and unwind the related interest rate swaps. We have notified all of our active counterparties of the breach, and none of them has expressed to us an intention to terminate the ISDA agreements. To date, the violations of our ISDA agreements have not had an adverse effect on our operations, and we believe that termination of the ISDA agreements would not have a material adverse impact on our financial condition.
     Wachovia Facility. The Wachovia Facility was subject to renewal on April 8, 2008. On April 8, 2008, Wachovia informed us that the financial institutions party to the Wachovia Facility would not renew the Wachovia Facility. As a result, we are unable to undertake additional borrowings under the Wachovia Facility and are required to use all principal, interest and other distributions on the assets purchased under the Wachovia Facility to repay all borrowings thereunder. We have not undertaken any borrowings under the Wachovia Facility to purchase any assets since July 2007. Unless we are able to negotiate an amendment with Wachovia, a termination event will be triggered under the Wachovia Facility if we fail to complete a second securitization by September 2008, which would give Wachovia the right to liquidate the assets under the Wachovia Facility in an amount necessary to repay all outstanding borrowings thereunder.
     On May 12, 2008, we entered into a forbearance agreement with respect to the covenant under the Wachovia Facility that we maintain stockholders’ equity of at least $240.0 million (the “Stockholders’ Equity Covenant”). The forbearance agreement provided that no action will be taken in respect of any prior noncompliance with the Stockholders’ Equity Covenant and waived through September 10, 2008 any future noncompliance with the Stockholders’ Equity Covenant or the concentration limits relating to the composition of the collateral under the Wachovia Facility. In accordance with the forbearance agreement, we were required to immediately contribute $3.0 million to the Wachovia Facility to reduce borrowings. Additionally, under the forbearance agreement we were required to reduce the ratio of borrowings to aggregate par value of collateral under the Wachovia Facility (less certain adjustments) to 55% on or prior to July 17, 2008. We successfully met this threshold on July 17, 2008. In connection with the forbearance agreement, we also entered into an amendment of the Wachovia Facility which, among other things, increased the interest rate payable under the Wachovia Facility from LIBOR plus 200 basis points to LIBOR plus 250 basis points and eliminates the quarterly servicer fee payable to us, which instead was used to repay borrowings under the Wachovia Facility. See Recent Developments for subsequent events related to the Wachovia Facility.

     Trust Preferred Securities. On February 29, 2008, we entered into a letter agreement, or the Letter Agreement, with the representative of the holders of our trust preferred securities. The Letter Agreement provided for a waiver of any prior noncompliance by DC LLC with the minimum net worth covenant, or the Net Worth Covenant, contained in the indenture governing the trust preferred securities issued by Deerfield Capital Trust I and waived any future noncompliance with the Net Worth Covenant through the earlier to occur of March 31, 2009 or the date we entered into supplemental indentures relating to Deerfield Capital Trust I, Deerfield Capital Trust II and Deerfield Capital Trust III, or the Trusts, on agreed upon terms. DFR and the representative of the trust preferred securities agreed in the Letter Agreement that the Net Worth Covenant would be amended to include intangible assets and to reduce the threshold from $200.0 million to $175.0 million. We also agreed in the Letter Agreement that we would not allow DCM to incur more than $85.0 million of debt, we would conduct all of our asset management activities through DCM, we would not amend the Series A or Series B Notes, except in specified circumstances, we may permit payments in kind, in lieu of cash interest, on the Series A and Series B Notes subject to the $85.0 million cap described above and we would not allow a change of control of DCM or a sale, transfer, pledge or assignment of any material asset of DCM. We further agreed that the provisions described above will be applicable in most instances to the trust preferred securities issued by each of the Trusts.
     On May 6, 2008, we entered into three supplemental indentures, or the Supplemental Indentures, with the holders of the trust preferred securities issued by each of the Trusts as contemplated by the Letter Agreement. The terms of the Supplemental Indentures which are consistent with and supersede the terms of the Letter Agreement and provide for minimum consolidated net worth covenants of $175.0 million, including intangible assets. The Supplemental Indentures also provide that we will not allow DCM to incur more than $85.0 million of debt, that we will cause DCM to be solely responsible for all of our asset management activities, that we will not amend the Series A or Series B Notes, except in specified circumstances, that we may permit payments in kind, in lieu of cash interest, on the Series A and Series B Notes subject to the $85.0 million cap described above and that we will not sell, transfer, pledge or issue ownership interests in DCM or sell, transfer, pledge or assign any material asset of DCM. The Supplemental Indentures also include new events of default if the holders of the Series A or Series B Notes exercise any rights of foreclosure or take affirmative steps in furtherance of a foreclosure against our collateral.
Distribution Policy
     In connection with REIT requirements, we have historically made regular quarterly distributions of all or substantially all of our REIT taxable income to holders of our common stock. To continue to qualify as a REIT we, among other things, must distribute at least 90% of our taxable net income for 2008, which our Board of Directors, or Board, will take into consideration when determining future dividends. As noted above, it will be challenging for us to satisfy the requirements for REIT qualification for our 2008 taxable year. We had estimated REIT taxable income in excess of dividends distributed through the end of 2007 of approximately $7.2 million. This carry forward amount would have to be distributed during 2008 in order to avoid taxation at the corporate level on undistributed REIT taxable income for 2007. On August 11, 2008 we declared a cash dividend of $0.085 per share on our common stock. The record date of the cash dividend will be August 28, 2008, and the payment date will be October 15, 2008. Additionally, the Board approved the payment of approximately $1.7 million of accrued dividends on our Series A cumulative convertible preferred stock issued in late 2007 and converted into common stock in March 2008, or the Series A Preferred Stock. We believe these distributions will cause us to be treated as having distributed 100% of our 2007 REIT taxable income.
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
     To the extent that we qualify as a REIT, failure to make required distributions could result in, among other things, corporate-level income tax to the extent we do not distribute 100% of our REIT taxable income, a 4.0% nondeductible excise tax to the extent distributions during the year fall below specified thresholds or losing our REIT qualification. While we are pursuing strategies to maintain our REIT qualification, we are also exploring alternative legal and tax structures and other strategic alternatives in order to maximize value for DFR stockholders and are focused on optimizing the future benefits from our current significant tax losses.

Recent Developments
     On June 17, 2008, we were notified by the New York Stock Exchange, or the NYSE, that we were not in compliance with an NYSE continued listing standard applicable to our common stock. The standard requires that the average closing price of any listed security not fall below $1.00 per share for any consecutive 30 trading-day period. On June 20, 2008, we notified the NYSE of our intent to cure this deficiency. Under NYSE rules, we have six months from the date of the NYSE notice to do so. If we are not compliant by that date, our common stock will be subject to suspension and delisting by the NYSE. We are currently exploring alternatives for curing the deficiency and restoring compliance with the continued listing standards. Our common stock remains listed on the NYSE under the symbol “DFR.”
     On July 16, 2008, we acquired the management contract for Robeco CDO II Limited, or Robeco CDO, a CDO previously managed by Robeco Investment Management, Inc. Robeco CDO is collateralized primarily by high-yield corporate bonds. As of June 17, 2008, the aggregate principal balance of Robeco CDO was approximately $201 million. Robeco CDO has a stated maturity of August 20, 2013 and is subject to customary early amortization provisions. This acquisition was in line with our previously announced strategy to acquire management contracts for CDO assets, and we continue to explore the possibility of acquiring additional management contracts from other CDO managers.
     On July 29, 2008, we entered into a letter agreement, or the Rothschild Compensation Agreement, with Peter H. Rothschild setting forth the fees payable to him for his services as Interim Chairman of the Board for the 2008 calendar year. Mr. Rothschild has been a member of the Board since December 2004 and the Interim Chairman of the Board since April 19, 2007. The Rothschild Compensation Agreement provides for a base fee for 2008 of no less than $500,000 (less $20,000 previously paid to Mr. Rothschild in 2008 for his services as Interim Chairman of the Board). The Rothschild Compensation Agreement also provides for two discretionary fees, a “Capital Transaction Success Fee” not to exceed $1,000,000 and a “Other Success Fee” not to exceed $500,000, that may be paid if certain specified conditions are met. The conditions for payment of the discretionary fees include, but are not limited to, Mr. Rothschild playing an instrumental role in arranging and completing a strategic transaction that substantially increases shareholder value. The Compensation Committee of the Board has complete discretion over whether to award the success fees and over the amount of the fees and the portion payable as cash or non-cash compensation.
     On August 11, we entered into an additional forbearance agreement related to the Wachovia Facility which extends the period through which no action will be taken in respect of any prior noncompliance with the Stockholders’ Equity Covenant as well as certain concentration limits relating to the composition of the collateral under the Wachovia Facility through the earlier of December 31, 2008 and the date of any breach of the forbearance agreement by us. Under this forbearance agreement, we must reduce the ratio of borrowings to aggregate par value of collateral under the Wachovia Facility (less certain adjustments) to 52% by August 15, 2008, 50% by September 15, 2008, 40% by October 31, 2008, 25% by November 30, 2008 and 0% by December 31, 2008. As of August 11, 2008, our ratio of borrowings to aggregate par value of collateral under the Wachovia Facility (less certain adjustments) was 53.3%. However, we currently have approximately $5.4 million in a principal collections account that is expected to be utilized to pay down advances under the Wachovia Facility prior to August 15, 2008. Following that pay down, our ratio of borrowings to aggregate par value of collateral under the Wachovia Facility (less certain adjustments) is expected to be approximately 49.9%. In the event the specified ratios are not attained by their respective dates, the forbearance agreement (including the waiver described above) will terminate.
     On August 8, 2008, we amended Section 2 of Article II of our bylaws to provide that the annual meeting of stockholders for the election of directors and the transaction of other business shall no longer be held on a date and at the time set by our Board during the month of May of each calendar year, but shall rather be held on a date and at the time set by our Board during the month of October of each calendar year. On the same date, we amended Section 13 of Article III of our bylaws to provide that except as authorized in the specific case by resolution of our Board, our directors shall not receive any stated salary for their services as directors but, by resolution of our Board, may receive compensation per year and/or per meeting and/or per visit to our real property or other facilities and for any service or activity they perform or engage in as directors.
     On August 11, 2008, we announced that the Board declared a cash dividend of $0.085 per share on our common stock. On the dividend payment date, we will also pay $1.7 million on account of accrued dividends with respect to the Series A Preferred Stock, which was converted into common stock in March 2008. The record date for the common dividend is August 28, 2008, and the payment date will be October 15, 2008. The payment date for the accrued preferred dividend will be the same date. As a result of these dividend payments, we expect to be treated as having distributed 100% of its 2007 REIT taxable income, thereby eliminating corporate level income tax on our taxable income for that year.
     On August 11, 2008, we announced that the Board approved an authorization for the repurchase of up to $1.0 million of our outstanding common stock. The amount of the repurchase was capped by the terms of the Series A and Series B Notes, which limit the aggregate amount of common stock repurchases to $1 million during the term of the note agreements. The share repurchases may occur from time-to-time through open market purchases, privately negotiated transactions and/or transactions structured through investment banking institutions as permitted by securities laws and other legal requirements. The manner, timing and amount of any purchases will be determined based on an evaluation of market conditions, stock price and other factors. The program does not obligate us to acquire any particular amount of common stock, and it may be modified or suspended at any time at our discretion. We do not intend to repurchase any shares from our management team or other insiders.
     On August 11, 2008, we filed a certificate of correction to our articles of amendment and restatement, as amended, or our Charter, to clarify the appropriate section of our Charter that was amended on December 21, 2007 to effect our name change from Deerfield Triarc Capital Corp. to Deerfield Capital Corp.

Estimated REIT Taxable Income (Loss)
     Estimated REIT taxable income (loss), which is a non-GAAP financial measure, is calculated according to the requirements of the Internal Revenue Code of 1986, as amended, or the Code, rather than GAAP. Our REIT taxable income (loss) is that portion of our taxable income (loss) that we earn in our parent (REIT) company and in its subsidiaries that are pass-through or disregarded entities for federal income tax purposes. It does not include taxable income (loss) earned by TRSs, but would include any dividends received from these entities. We estimate our REIT taxable income (loss) at certain times during the course of each year based upon a variety of information from third parties, although we do not receive all of the relevant information before we complete our estimates. As a result, our estimated REIT taxable income (loss) during the course of each year is subject to the subsequent receipt of updated information. Our REIT taxable income (loss) is also subject to changes in the Code, or in the interpretation of the Code. REIT taxable income for each year does not become final until we file our tax return for that year.
     The following table reconciles GAAP net loss to estimated REIT taxable loss:

Six months ended
June 30, 2008
(In thousands)
GAAP net loss	$(457,918)

Adjustments to GAAP net loss:
Difference in rate of amortization and accretion	(1,418)
Interest income on non-accrual loans	1,333
Tax hedge interest accrual	(4,289)
Tax hedge amortization of deferred swap gains (losses)	(50,157)
Reverse GAAP amortization of swap (gains) losses	5,316
Provision for loan losses	4,502
Bad debt expense	(1,872)
Tax capital losses in excess of capital gain	312,189
Security basis difference upon sale of RMBS	(82,140)
Gain on intercompany sale eliminated for GAAP	(567)
Security basis difference upon sale of other assets	311
Tax hedge/GAAP trading swap adjustments	225,857
Other unrealized (gain) loss	(17,502)
Exclusion of taxable REIT subsidiary pre-tax income	20,202
Income tax expense (benefit)	(4,334)
Other book/tax adjustments	33

Net adjustments to GAAP net loss	407,464

Estimated REIT taxable loss	$(50,454)

     REIT taxable income (loss) calculations differ from GAAP income calculations in a variety of ways. Two significant differences include the timing of amortization of premium and discounts and the timing of the recognition of gains or losses on assets. The rules for both GAAP and tax accounting for loans and securities are technical and complicated, and the impact of changing interest rates, actual and projected prepayment rates and actual and projected credit losses can have a very different impact on the amount of GAAP and REIT tax income (loss) recognized in any one period. To determine REIT taxable income (loss), we are not permitted to anticipate, or reserve for, credit losses. REIT taxable income (loss) can only be reduced by actual realized losses. Furthermore, for tax purposes, actual realized capital losses are only deductible to the extent that there are actual capital gains to offset the losses. Capital losses are allowed to be carried forward to offset future taxable gains for five years. REITs are not allowed to carry back capital losses.
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

     We believe that the presentation of our estimated REIT taxable income (loss) is useful to investors because it demonstrates the estimated minimum amount of distributions we must make in order to avoid corporate-level income tax. However, beyond our intent to distribute to our stockholders at least 90% of our REIT taxable income on an annual basis in order to maintain our REIT qualification, we cannot guarantee that the amount of distributions we make will necessarily correlate to our estimated REIT taxable income (loss). Rather, we expect to also consider our cash flow and what we believe to be an appropriate and competitive dividend yield relative to other diversified financial companies and mortgage REITs. Estimated REIT taxable income (loss) will not necessarily bear any close relation to cash flow. Accordingly, we do not consider estimated REIT taxable income (loss) to be a reliable measure of our liquidity, although the related distribution requirement can significantly impact our liquidity and capital resources. Moreover, there are limitations associated with estimated REIT taxable income (loss) as a measure of our financial performance over any period, and our presentation of estimated REIT taxable income (loss) may not be comparable to similarly titled measures of other companies, who may use different calculations. As a result, estimated REIT taxable income (loss) should not be considered as a substitute for our GAAP net income as a measure of our financial performance.
Inflation
     Virtually all of our assets and liabilities are interest rate sensitive. As a result, interest rates and other factors influence our performance more than inflation. Changes in interest rates do not necessarily correlate with changes in inflation rates. Our financial statements are prepared in accordance with GAAP, and our distributions are determined by our Board based primarily on our net income as calculated for tax purposes and cash flow considerations; in each case, our activities and balance sheet are measured with reference to historical cost or fair value without considering inflation.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     As of June 30, 2008, the primary component of our market risk was interest rate risk, as described below. We believe that a significant portion of risk can be quantified from historical experience. While we do not seek to avoid risk completely, we actively manage interest rate risk and regularly assess whether earnings in the portfolio include appropriate compensation for the inherent market risks to which it is exposed. In light of these risks, we regularly consider our capital levels and currently are focused on preserving capital as well as actively exploring opportunities to increase our overall capital position.
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

     In order to mitigate our interest rate exposure, we have entered into 18 interest rate swap transactions as of June 30, 2008. The following table summarizes the expiration dates of these contracts and their notional amounts:

Year of	Notional
Expiration	Amount
(In thousands)
2008	$243,000
2009	110,000
2010	16,000
2011	—
2012-2028	85,000

Total	$454,000

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
Extension Risk
     The majority of our RMBS portfolio is hybrid adjustable-rate RMBS, which have interest rates that are fixed for the first several years of the loan (typically three, five, seven or 10 years) and, thereafter, reset periodically on the same basis as adjustable-rate RMBS. We compute the projected weighted-average life of our RMBS based on assumptions regarding the rate at which the borrowers will prepay the underlying mortgages. In general, when a fixed-rate or hybrid adjustable-rate residential mortgage-backed security is funded by a short term borrowing, we may, but are not required to, enter into an interest rate swap agreement or other hedging instrument that effectively fixes a portion of our borrowing costs for a period close to the anticipated weighted-average life of the fixed-rate portion of the related RMBS. This strategy is designed to protect a portion of our portfolio from increased funding costs due to rising interest rates because the borrowing costs are not fixed for the duration of the fixed-rate period of the related residential mortgage-backed security.
     We have structured our interest rate swaps to roll off or expire in conjunction with the estimated weighted average life of the fixed period of the mortgage portfolio. However, if prepayment rates decrease in a rising interest rate environment, the weighted average life of the fixed-rate portion of the related RMBS could extend beyond the term of the swap agreement or other hedging instrument. This could have a negative impact on our results of operations, as borrowing costs would no longer be effectively fixed after the maturity of the hedging instrument, while the income earned on the remaining hybrid adjustable-rate RMBS would remain fixed for a period of time. This situation may also cause the market value of our hybrid adjustable-rate RMBS to decline, with little or no offsetting gain from the related hedging transactions. We may be forced to sell assets to maintain adequate liquidity, which could cause us to incur losses, and we may be unable to sell assets on favorable terms or at all.
Hybrid Adjustable-Rate RMBS Interest Rate Cap Risk
     Our hybrid adjustable-rate RMBS, which are based on mortgages that are typically subject to periodic and lifetime interest rate caps and floors that limit the amount by which the security’s interest yield may change during any given period. However, our borrowing costs pursuant to our repurchase agreements will not be subject to similar restrictions. Therefore, in a period of increasing interest rates, interest rate costs on our borrowings could increase without limitation by caps, while the interest-rate yields on our hybrid adjustable-rate RMBS could be limited by caps. These factors could lower our net interest income or cause a net loss during periods of rising interest rates, which would negatively impact our financial condition, cash flows and results of operations.
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
     The following sensitivity analysis table shows the impact on the estimated fair value of our RMBS interest rate-sensitive investments and interest rate swaps and caps as of June 30, 2008 (the below table excludes the securities held in Market Square CLO and DFR MM CLO as our equity at risk in these entities is limited $24.0 million and $69.0 million, respectively) assuming rates instantaneously fall 100 basis points and rise 100 basis points:

	Interest Rates		Interest Rates
	Fall 100		Rise 100
	Basis Points	Unchanged	Basis Points
		(In thousands)

RMBS	$455,191	$444,185	$431,377
Fair value
Change in fair value	$11,006		$(12,808)
Change as a percent of fair value	2.48%		(2.88)%
Interest Rate Swaps and Cap
Fair value	$(12,459)	$(5,966)	$85
Change in fair value	$(6,493)		$6,051
Change as a percent of fair value	108.84%		(101.42)%
Net Portfolio Impact	$4,513		$(6,757)
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

     As of June 30, 2008, substantially all investments in our alternative investments portfolio (non-RMBS) are instruments with variable interest rates that are indexed to LIBOR. Because the variable rates on these instruments are short term in nature, we are not exposed to material changes in fair value as a result of changes in interest rates.
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
Change in Internal Control Over Financial Reporting
     There have been no changes in our internal control over financial reporting during the three months ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
     In addition to the risk factors disclosed in “Part I — Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, set forth in this section are additional risk factors we believe are applicable to our business.
We may fail to qualify as a REIT as a result of recent sales of our RMBS securities.
     To qualify as a REIT, we must, among other requirements, satisfy quarterly asset tests and annual gross income tests. As a result of the sale of substantially all of our AAA-rated non-Agency RMBS portfolio and a large portion of our Agency RMBS portfolio in the first quarter of 2008, it will be challenging for us to satisfy the requirements for REIT qualifications, including compliance with the annual gross income tests for our 2008 taxable year. Consequently, we may be unable to continue to qualify as a REIT. If we do not comply with the quarterly asset tests or the annual gross income tests, then we will fail to qualify as a REIT, unless our failure is due to reasonable cause and not due to willful neglect. If our failure is due to reasonable cause and not due to willful neglect, we would not lose our REIT qualification, but would be required to pay a penalty tax, which could be material. We may not be considered to have reasonable cause for a failure to satisfy an asset or gross income test. Further, we have certain contractual obligations that may need to be amended or waived if we were to determine to terminate our status as a REIT. For example, our Series A and Series B Notes contain certain REIT qualification covenants. On March 14, 2008 we entered into waivers with the holders of our Series A and Series B Notes, which waive certain portions of these REIT qualification covenants. Under the terms of these waivers, we agreed to use reasonable best efforts to meet the requirements to qualify as a REIT during the waiver period. If we fail to satisfy requirements of the waiver, we would be in breach under the notes which would entitle the holders of the notes to accelerate the notes and foreclose on the collateral, including the ownership interests in DCM. On May 29, 2008 we entered into amendments to the waivers entered into on March 14, 2008 which extends the waivers through December 31, 2009. If we fail to qualify as a REIT for our 2008 taxable year, even if we satisfied certain quarterly tests during the year, we would be subject to regular federal, state and, possibly, local corporate income tax and we would not be entitled to a deduction for our dividends paid. We would also no longer be required to distribute substantially all of our REIT taxable income to our stockholders. Such a failure could have a material adverse impact on our results of operations and amounts available for distribution to our shareholders, and we would be prevented from qualifying as a REIT until our 2013 taxable year.
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
     As a result of the sales earlier this year of substantially all of its AAA-rated non-Agency RMBS and a large portion of its Agency RMBS, DC LLC no longer complies with the requirements of section 3(c)(5)(C). Accordingly, our investment in DC LLC currently is an investment security. As a result, investment securities comprise more than 40% of our assets.
     Because neither DFR nor DC LLC can rely on its historical exemption from regulation as an investment company, DFR and DC LLC currently must rely upon Rule 3a-2, which provides a safe harbor exemption, not to exceed one year, for companies that have a bona fide intent to be engaged in an excepted activity but that temporarily fail to meet the requirements for another exemption from registration as an investment company. As required by the rule, after we learned that we were out of compliance, our board of directors promptly adopted a resolution declaring our bona fide intent to be engaged in excepted activities and we are currently working to restore our assets to compliance. The board of managers of DC LLC adopted the same resolution and DC LLC is currently working to restore its assets into compliance.

     Rule 3a-2’s temporary exemption lasts only up to a year, which for us will expire in March 2009, and reliance upon Rule 3a-2 is permitted only once every three years. As a result, if we are unable to restore our respective assets to compliance within the one-year period, or after we do so we fail to meet our historical exemption within the three-year period, and another exemption is not available, we may be required to register as an investment company, or we may be required to acquire and/or dispose of assets in order to meet our exemption. DC LLC may be required to do the same if it is unable to restore its assets to compliance within the one-year period, or after it does so it fails to meet its historical exemption within the three-year period and another exemption is not available. Any such asset acquisitions or dispositions may include assets that DFR or DC LLC would not acquire or dispose of in the ordinary course of business, may be at unfavorable prices or may impair our ability to make distributions to stockholders and result in a decline in the price of our common stock. If we are required to register under the 1940 Act, we would become subject to substantial regulation with respect to our capital structure (including our ability to use leverage), management, operations, transactions with affiliated persons (as defined in the 1940 Act), and portfolio composition, including restrictions with respect to diversification and industry concentration and other matters. Accordingly, registration under the 1940 Act could limit our ability to follow our current investment and financing strategies, impair our ability to make distributions to our common stockholders and result in a decline in the price of our common stock.
Our common stock could be delisted by the New York Stock Exchange if we do not comply with its continued listing standards.
     Our common stock is listed on the New York Stock Exchange, or NYSE. If we are not able to comply with the NYSE’s continued listing standards, our common stock would likely be delisted by the NYSE. Under the NYSE’s continued listing standards, if the average closing price of our common stock is less than $1.00 per share over 30 consecutive trading days, our stock would likely be delisted from the NYSE if we cannot cure the deficiency in the following six months. On June 17, 2008 we were notified by the NYSE that we were not in compliance with the continued listing standard applicable to our common stock. On June 20, 2008 we notified the NYSE of our intent to cure this deficiency and we have six months from the date of the NYSE notice to do so. The NYSE’s continued listing standards also require that our average market capitalization be at least $25 million over any 30 consecutive trading day period and that we maintain our REIT status. In addition to being delisted due to our failure to comply with any of these continued listing standards, we will also likely be delisted if we fail to meet any other of the NYSE’s listing standards.
     We are currently exploring alternatives for curing the deficiency and restoring compliance with the continued listing standards. These actions could include among others, a reverse stock split, which may negatively impact the market value of the company. However, any such action we determine to take may not be successful in keeping our common stock listed on the NYSE. In the event that our common stock is delisted by the NYSE, or if it becomes apparent to us that we will be unable to meet the NYSE’s continued listing standards in the foreseeable future, we intend to seek to have our common stock listed or quoted on another national securities exchange or quotation system. However, we may be unable to list or quote our common stock on another national securities exchange or quotation system. Even if our common stock is listed or quoted on such other exchange or system, the market for our common stock may not be as liquid as it has been on the NYSE. As a result, if we are delisted by the NYSE, even if we are able to transfer our listing to another exchange or quotation system, the market price for our common stock may become more volatile than it has been historically.
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
Uninsured losses or losses in excess of our insurance coverage could adversely affect our financial condition and our cash flows, and we may also incur significantly increased costs and maintain lower coverage in the future thereby increasing our risk of loss.
     We currently maintain general liability, fire, business interruption, director and officer liability, errors and omissions and umbrella liability coverage. Despite our attempts to insure against a variety of losses, we may be subjected to losses from numerous events which are not insured or insurable. We may determine not to insure against a particular loss for any number of reasons. For example, unlike many companies, we do not maintain key man life insurance on any of our executive officers or significant employees. Even if we insure ourselves from the effects of a particular event, we may not have adequate insurance to cover our losses. Any significant losses that are not recoverable under our insurance policies could seriously impair our business and financial condition. In addition, our insurance policies must be renewed annually. We may be unable to obtain insurance in the future upon renewal or otherwise. Even if insurance is available, it may not be available on acceptable economic terms and we may determine to forgo purchasing that insurance thereby subjecting ourselves to additional risk of loss. To the extent we must pay unexpectedly large amounts for insurance, we could suffer reduced earnings that could harm our operating results.
     In the event that we are unable to renew our current insurance policies at the same or similar costs, we may choose to enter into new insurance policies that may require significantly increased premium payments. This increased cost of insurance could decrease our cash flow and have an adverse effect on our operating results.
     Further, in the event we are unable to obtain director and officer liability insurance in the future, or determine to accept reduced director and officer liability coverage because of the cost of obtaining that coverage, our board members and executive officers may face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified board members and executive officers, which could also harm our business.
We are exposed to risk based on the concentration of the majority of our repurchase agreements with a single counterparty.
     As previously disclosed, our repurchase agreement liabilities are significantly concentrated with a single counterparty. Should that counterparty decide to or be forced to exit the repurchase agreement financing business or to significantly increase the margins or haircuts associated with its repurchase agreements, we may be required to enter into replacement agreements with another counterparty with potentially less favorable terms. In addition, we run the risk of not being able to identify a new counterparty, in which case, we would have significantly reduced access to repurchase agreement financing. Either of these results could have a material adverse impact on our financial condition and results of operations.
ITEM 6. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(b) Documents filed as part of this Report:

Exhibit No.	Description of Exhibit

3.1	Articles of Amendment and Restatement of Deerfield Capital Corp., as amended and supplemented.

3.2	Bylaws of Deerfield Capital Corp.

10.1	Letter Agreement between Deerfield Capital Corp. and Peter H. Rothschild, dated as of July 29, 2008.

10.2	Amended and Restated Forebearance Agreement, dated as of August 11, 2008 by and among DWFC, LLC and Deerfield TRS (Bahamas) Ltd., as borrowers, Deerfield Capital LLC, as originator and servicer, Wachovia Bank, National Association, as swingline purchaser, Wachovia Capital Markets, LLC, as administrative agent and VFCC agent, and Wachovia Bank, National Association, as swingline purchaser.

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEERFIELD CAPITAL CORP.
(Registrant)

Date: August 11, 2008	By: /s/ JONATHAN W. TRUTTER Jonathan W. Trutter, Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2008	By: /s/ RICHARD G. SMITH Richard G. Smith, Senior Vice President
and Chief Financial Officer
(Principal Financial and Accounting Officer)