Form 10-Q
period 2008-09-30
Deerfield Capital Corp.
filed 2008-11-10
CIK 1313918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 6,505,465 shares of the registrant’s Common Stock outstanding as of November 7, 2008.

DEERFIELD CAPITAL CORP.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2008
INDEX

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
     Certain statements in this quarterly report on Form 10-Q and incorporated by reference into this quarterly report on Form 10-Q are forward-looking as defined by the Private Securities Litigation Reform Act of 1995. These include statements regarding future results or expectations. Forward-looking statements can be identified by forward-looking language, including words such as “believes,” “anticipates,” “expects,” “estimates,” “intends,” “may,” “plans,” “projects,” “will” and similar expressions, or the negative of these words. Such forward-looking statements are based on facts and conditions as they exist at the time such statements are made. Forward-looking statements are also based on predictions as to future facts and conditions, the accurate prediction of which may be difficult and involve the assessment of events beyond the control of Deerfield Capital Corp. and its subsidiaries (the “Company”). Forward-looking statements are further based on various operating assumptions. Caution must be exercised in relying on forward-looking statements. Due to known and unknown risks, actual results may differ materially from expectations or projections. The Company does not undertake any obligation to update any forward-looking statement, whether written or oral, relating to matters discussed in this quarterly report on Form 10-Q, except as may be required by applicable securities laws. All future written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referenced above. In addition, it is our policy generally not to make any specific projections as to future earnings, and we do not endorse any projections regarding future performance that may be made by third parties.
     The following factors, among others, could cause actual results to differ materially from those described in the forward-looking statements:
Relating to our business generally:
•	the expected delisting of our common stock by the New York Stock Exchange (the “NYSE”) and the potential that we may be unable to obtain a listing for our common stock on an alternative national securities exchange;

•	effects of our potential inability to list our common stock on a national securities exchange on our access to equity and debt capital and on the liquidity and value of our common stock;

•	actual financial results may be materially different than any projections or estimates;

•	effects of the current dislocation in the subprime mortgage sector and the weakness in the mortgage market and credit markets generally;

•	effects of the current global economic crisis and anticipated recession;

•	rapid changes in market value of and/or sales of residential mortgage-backed securities (“RMBS”) and other assets, making it difficult for us to maintain our current or any alternative exemption from registration under the Investment Company Act of 1940, as amended (the “1940 Act”) before March 2009, when the temporary exemption on which we are currently relying expires;

•	failure to comply with covenants contained in the agreements governing our indebtedness, including our ability to receive waivers for any non-compliance;

•	limitations and restrictions contained in instruments and agreements governing our indebtedness;

•	ability to maintain adequate liquidity, including ability to raise additional capital and secure additional financing;

•	increases in borrowing costs relative to interest received on assets;

•	the costs and effects of the current Securities and Exchange Commission (“SEC”) investigation into certain mortgage securities trading procedures in connection with which the SEC has requested information from Deerfield Capital Corp. (“DFR”) and Deerfield Capital Management LLC (“DCM”) regarding certain mortgage securities trades of ours;

•	changes in investment strategy;

•	ability to continue to issue collateralized debt obligation (“CDO”) vehicles, which can provide us with financing for debt securities investments;

•	effects of CDO financings on cash flows;

•	loss of key personnel, most of whom are not bound by employment agreements;

•	effects of any potential strategic transaction:

•	adverse changes in accounting principles, tax law, or legal/regulatory requirements;

•	failure to comply with applicable laws and regulations;

•	liability resulting from actual or potential future litigation;

•	the costs, uncertainties and other effects of legal and administrative proceedings;

•	the costs of obtaining, and the potential inability to obtain, necessary or prudent insurance to cover our business operations;

•	the impact of competition;

•	actions of domestic and foreign governments and the effect of war or terrorist activity; and

•	our ability to forecast our tax attributes, which are based upon various facts and assumptions, and our ability to protect and use our net operating losses to offset taxable income.
Relating to the Investment Management segment:
•	continued significant reductions in assets under management (“AUM”), which would reduce our investment advisory fee revenue, due to such factors as weak investment performance, substantial illiquidity or price volatility in the fixed income instruments in which we trade, loss of key portfolio management or other personnel (or lack of availability of additional key personnel if needed for expansion), reduced investor demand for the types of investment products that we offer or loss of investor confidence due to weak investment performance, volatility of returns, general declines in economic conditions and adverse publicity;

•	significant reductions in our AUM resulting from withdrawal of money from separately managed accounts;

•	significant reductions in investment advisory fees and/or AUM resulting from the failure to satisfy certain structural protections and/or the triggering of events of default contained in the indentures governing the CDOs;

•	non-renewal or early termination of investment management agreements or removal of DCM as investment manager pursuant to the terms of such investment management agreements;

•	pricing pressure on the advisory fees that we can charge for our investment advisory services;

•	difficulty in increasing AUM, or efficiently managing existing assets, due to market-related constraints on trading capacity, inability to hire the necessary additional personnel or lack of potentially profitable trading opportunities;

•	the reduction in CDO management fees or AUM resulting from payment defaults by issuers of the underlying collateral, downgrades of the underlying collateral by the rating agencies or depressed market values of the underlying collateral, all of which may contribute to the triggering of certain structural protections built into CDOs;

•	changes in CDO asset and liability spreads making it difficult or impossible to launch new CDOs or negatively impacting our investment advisory fees;

•	liability relating to our failure to comply with investment guidelines set by our clients or the provisions of the management and other agreements; and

•	changes in laws, regulations or government policies affecting our business, including investment management regulations and accounting standards.
Relating to the Principal Investing segment:
•	impact of changes in our strategy surrounding the composition of our investment portfolio;

•	widening of mortgage spreads relative to swaps or treasuries leading to a decrease in the value of our mortgage portfolio resulting in higher counterparty margin calls and decreased liquidity;

•	effects of leverage and indebtedness on portfolio performance;

•	effects of defaults or terminations under repurchase transactions, interest rate swaps and long-term debt obligations;

•	effects of having the majority of our repurchase transactions concentrated with one counterparty;

•	higher or lower than expected prepayment rates on the mortgages underlying our RMBS portfolio;

•	illiquid nature of certain of the assets in our investment portfolio;

•	increased rates of default on our investment portfolio (which risk rises as the portfolio seasons) and decreased recovery rates on defaulted loans;

•	our inability to obtain favorable interest rates, margin or other terms on the financing that is needed to leverage our RMBS and other positions;

•	flattening or inversion of the yield curve (short term interest rates increasing at a greater rate than longer term rates), reducing our net interest income on our financed mortgage securities positions;

•	our inability to adequately hedge our holdings sensitive to changes in interest rates;

•	narrowing of credit spreads, thus decreasing our net interest income on future credit investments (such as bank loans);

•	concentration of investment portfolio in adjustable-rate RMBS;

•	effects of investing in equity and mezzanine securities of CDOs; and

•	effects of investing in the debt of middle market companies.

Relating to the Merger:
•	continued inability to realize the economic benefits that DFR anticipated as a result of its acquisition of Deerfield & Company LLC (the “Merger”);

•	failure to uncover all risks and liabilities associated with acquiring DCM;

•	the impact of owning DCM on DFR’s ability to rely on an exemption from registration under the 1940 Act; and

•	the impact of approximately $74 million of two series of senior secured notes issued as parties’ consideration for the Merger and DFR’s guarantee of those notes, including the impact of DFR’s guarantee of those notes on DFR’s liquidity, ability to raise additional capital and financial condition.
     These and other factors that could cause the Company’s actual results to differ materially from those described in the forward-looking statements are set forth in the Company’s annual report on Form 10-K, as amended, for the year ended December 31, 2007, the Company’s quarterly reports on Form 10-Q for the quarters ended March 31, 2008 and June 30, 2008, this quarterly report on Form 10-Q and the Company’s other public filings with the SEC and public statements. Readers of this quarterly report on Form 10-Q are cautioned to consider these risks and uncertainties and not to place undue reliance on any forward-looking statements.

Part I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
	2008	2007
	(In thousands, except share
	and per share amounts)
ASSETS
Cash and cash equivalents	$41,908	$113,733
Due from broker	12,715	270,630
Restricted cash and cash equivalents	63,034	47,125
Available-for-sale securities, including zero and $4,884,023 pledged—at fair value	5,078	4,897,972
Trading securities, including $408,660 and $733,782 pledged—at fair value	415,462	1,444,505
Other investments	4,764	5,472
Derivative assets	2,004	4,537
Loans held for sale	267,419	267,335
Loans	356,709	466,360
Allowance for loan losses	(21,596)	(5,300)

Loans, net of allowance for loan losses	335,113	461,060
Investment advisory fee receivables	4,077	6,409
Interest receivable	7,804	39,216
Other receivable	3,131	22,912
Prepaid and other assets	12,911	14,721
Fixed assets, net	9,470	10,447
Intangible assets, net	36,364	83,225
Goodwill	—	98,670

TOTAL ASSETS	$1,221,254	$7,787,969

LIABILITIES
Repurchase agreements, including $336 and $20,528 of accrued interest	$383,617	$5,303,865
Due to broker	2,298	879,215
Dividends payable	7,354	21,944
Derivative liabilities	7,927	156,813
Interest payable	4,901	28,683
Accrued and other liabilities	15,209	35,652
Short term debt	172	1,693
Long term debt	736,408	775,368

TOTAL LIABILITIES	1,157,886	7,203,233

Series A cumulative convertible preferred stock; $0.001 par value, zero shares and 14,999,999 shares issued and outstanding (aggregate liquidation value of zero and $150,000)	—	116,162

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001:
100,000,000 shares authorized; zero and 14,999,992 shares issued and outstanding as described above	—	—
Common stock, par value $0.001:
500,000,000 shares authorized; 6,676,106 and 5,175,272 shares issued and 6,669,742 and 5,165,532 shares outstanding	7	5
Additional paid-in capital	866,330	748,262
Accumulated other comprehensive loss	(1,525)	(83,783)
Accumulated deficit	(801,444)	(195,910)

TOTAL STOCKHOLDERS’ EQUITY	63,368	468,574

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,221,254	$7,787,969

See notes to condensed consolidated financial statements.

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(In thousands, except share and per share amounts)
Revenues
Interest income	$20,506	$125,765	$103,680	$378,176
Interest expense	11,671	98,948	71,692	300,346

Net interest income	8,835	26,817	31,988	77,830
Provision for loan losses	15,459	—	19,961	6,933

Net interest (expense) income after provision for loan losses	(6,624)	26,817	12,027	70,897
Investment advisory fees	9,015	—	33,493	—

Total net revenues	2,391	26,817	45,520	70,897

Expenses
Management fee expense to related party	—	2,710	—	9,470
Incentive fee expense to related party	—	—	—	2,185
Compensation and benefits	4,982	—	22,045	—
Depreciation and amortization	2,498	—	7,765	—
Professional services	2,211	1,418	5,941	2,835
Insurance expense	740	207	2,207	548
Other general and administrative expenses	2,062	721	6,572	1,881
Impairment of intangible assets and goodwill	110,268	—	139,302	—

Total expenses	122,761	5,056	183,832	16,919

Other Income and Gain (Loss)
Net loss on available-for-sale securities	(856)	(23,176)	(4,712)	(20,870)
Net (loss) gain on trading securities	(13,655)	5,645	(216,121)	2,597
Net loss on loans and loans held for sale	(14,367)	(7,451)	(35,404)	(6,981)
Net loss on derivatives	(2,239)	(20,216)	(219,384)	(14,843)
Dividend income and other net loss	(678)	(118)	(484)	(215)

Net other income and (loss) gain	(31,795)	(45,316)	(476,105)	(40,312)

(Loss) income before income tax expense (benefit)	(152,165)	(23,555)	(614,417)	13,666
Income tax expense (benefit)	4,718	(320)	384	(120)

Net (loss) income	$(156,883)	$(23,235)	$(614,801)	$13,786

NET (LOSS) INCOME PER SHARE — BASIC	$(22.81)	$(4.50)	$(95.52)	$2.67
NET (LOSS) INCOME PER SHARE — DILUTED	$(22.81)	$(4.50)	$(95.52)	$2.67

WEIGHTED-AVERAGE NUMBER OF SHARES OUTSTANDING — BASIC	6,878,260	5,161,811	6,436,583	5,160,089
WEIGHTED-AVERAGE NUMBER OF SHARES OUTSTANDING — DILUTED	6,878,260	5,161,811	6,436,583	5,170,557
See notes to condensed consolidated financial statements.

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

				Accumulated
	Common Stock		Additional	Other
		Par	Paid-in	Comprehensive	Accumulated		Comprehensive
	Shares	Value	Capital	Loss	Deficit	Total	Loss
	(In thousands)
Balance — December 31, 2007	5,166	$5	$748,262	$(83,783)	$(195,910)	$468,574

Net loss					(614,801)	(614,801)	$(614,801)
Cumulative effect adjustment from the adoption of SFAS No. 159				(14,914)	14,914	—
Available-for-sale securities — fair value adjustment net of reclassification adjustments				178		178	178
Previously designated derivatives — amortization of net loss				96,996		96,996	96,996
Foreign currency translation loss				(2)		(2)	(2)

Comprehensive loss							$(517,629)

Conversion of Series A cumulative convertible preferred stock into common stock	1,500	2	117,163			117,165
Share-based compensation	4		3,298			3,298
Dividends declared					(5,647)	(5,647)
Preferred stock dividend and accretion			(2,393)			(2,393)

Balance — September 30, 2008	6,670	$7	$866,330	$(1,525)	$(801,444)	$63,368

See notes to condensed consolidated financial statements.

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,
	2008	2007
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(614,801)	$13,786
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Net premium and discount amortization on investments, loans and debt issuance	2,286	19,159
Share-based compensation	508	214
Hedge ineffectiveness	—	1,088
Net (purchases) sales of trading securities	658,244	(721,301)
Net loss (gain) from trading securities	216,121	(2,597)
Other-than-temporary impairment on available-for-sale securities	4,735	16,567
Net loss on other investments	708	449
Net (purchases) proceeds on loans held for sale	(9,349)	13,965
Net loss on loans and loans held for sale	35,416	7,061
Provision for loan losses	19,961	6,933
Net realized (gain) loss on available-for-sale securities	(23)	4,303
Net changes in undesignated derivatives	(159,032)	19,753
Amortization of net loss (gain) on previously designated derivatives	96,996	(15,756)
Net cash paid on terminated designated derivatives	—	(7,554)
Depreciation and amortization	7,765	—
Impairment of intangible assets and goodwill	139,302	—
Non-cash rental expense	149	—
Deferred tax benefit	384	—
Changes in operating assets and liabilities:
Due from broker	98,278	16,706
Interest receivable	25,400	(230)
Other receivable	1,842	607
Prepaid and other assets	(103)	(6,887)
Accrued interest on repurchase agreements	(20,192)	(10,669)
Due to broker	(1,516)	(21,685)
Interest payable	(8,794)	12,822
Management and incentive fee payable to related party	—	(41)
Accrued and other liabilities	(19,892)	(1,038)

Net cash provided by (used in) operating activities	474,393	(654,345)

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted cash and cash equivalents	(15,909)	(17,587)
Purchase of available-for-sale securities	(2,378)	(1,665,665)
Proceeds from the sale of available-for-sale securities	—	1,948,759
Principal payments on available-for-sale securities	25,916	1,060,848
Proceeds from the sale of trading securities previously classified as available-for-sale	4,138,198	—
Principal payments on trading securities previously classified as available-for-sale	187,338	—
Origination and purchase of loans	(15,646)	(249,237)
Principal payments on loans	54,755	152,267
Proceeds from sale of loans	33,701	50,478
Proceeds from sale of loans held for sale previously classified as held for investment	11,387	—
Purchase of other investments	—	(550)
Purchases of fixed assets	(16)	—

Net cash provided by investing activities	4,417,346	1,279,313

CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments under repurchase agreements	(4,900,055)	(550,184)
Proceeds from issuance of long term debt	—	231,000
Payments made on long term debt	—	(359)
Proceeds from Wachovia Facility	3,000	78,200
Payments made on Wachovia Facility	(42,375)	(262,215)
Payment of debt issuance costs	(875)	(2,685)
Payments on designated derivative containing a financing element	—	(216)
Dividends paid	(21,690)	(65,182)
Payments made on short term debt	(1,523)	—

Net cash used in financing activities	(4,963,518)	(571,641)

Foreign currency translation	(46)	—

Net (decrease) increase in cash and cash equivalents	(71,825)	53,327
Cash and cash equivalents at beginning of period	113,733	72,523

Cash and cash equivalents at end of period	$41,908	$125,850

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Nine months ended September 30,
	2008	2007
	(In thousands)
SUPPLEMENTAL DISCLOSURE:
Cash paid for interest	$108,246	$227,311
Cash paid for income taxes	4,083	—

NON CASH INVESTING AND FINANCING ACTIVITIES:
Unsettled trading purchases — due to broker	—	269,752
Unsettled available-for-sale-securities purchases — due to broker	—	1,972
Unsettled held for sale loan purchases — due to broker	—	2,082
Unsettled available-for-sale sales — due from broker	—	93,547
Net settlement of interest expense from derivatives	—	5,880
Settlement of interest income as an addition to principal balance of loans and loans held for sale	4,894	5,549
Receipt of warrants	1,092	214
Principal payments receivable from available-for-sale securities	308	17,144
Principal payments receivable from bank loans held for investment	—	225
Issuance of stock for payment of prior year incentive fee	—	3
Share-based compensation	2,789	—
Dividends declared, not yet paid	5,693	—
Series A cumulative convertible preferred stock dividend and accretion	2,393	—
Merger purchase price adjustments	561	—
See notes to condensed consolidated financial statements.

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. ORGANIZATION
     Deerfield Capital Corp. (“DFR” and, together with its subsidiaries, the “Company”) is a Maryland corporation with a principal investing portfolio comprised of fixed income investments, including residential mortgage backed securities (“RMBS”) and corporate debt. In addition, through its subsidiary, Deerfield Capital Management LLC (“DCM”), the Company manages client assets, including government securities, corporate debt, RMBS and asset-backed securities (“ABS”). Historically, the Company had elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”). The Company’s REIT status terminated (retroactive to January 1, 2008) during the third quarter of 2008 when, in an effort to increase stockholder value, the Company converted to a C corporation to maximize use of significant potential tax benefits and provide more flexibility with respect to future capital investment.
     DFR had been externally managed by DCM since the commencement of its operations in December 2004. The Company acquired Deerfield & Company LLC (“Deerfield”), the parent company of DCM, on December 21, 2007 (the “Merger”), at which time Deerfield and its subsidiaries became indirect wholly-owned subsidiaries, and DFR became internally managed. See Note 3 for further discussion of the Merger.
     After the close of business on October 16, 2008, the Company effected a 1-for-10 reverse stock split of its common stock. All share and per share amounts reflected throughout the condensed consolidated financial statements and notes thereto have been retroactively restated to reflect the reverse stock split.
Business Segments
     The Company operates within two business segments:
     Investment Management — The Company manages assets within a variety of investment vehicles, including investment funds, collateralized debt obligations (“CDOs”) and separately managed accounts, earning investment advisory fees for providing its services. The Company specializes in government securities, corporate debt, RMBS, commercial real estate and ABS.
     Principal Investing — The Company invests in a portfolio comprised primarily of fixed income investments, including RMBS and corporate debt. Income is generated primarily from the net spread, or difference, between the interest income the Company earns on its investment portfolio and the cost of its borrowings net of hedging derivatives, as well as the net recognized gains, if any, on the Company’s investment portfolio.
Liquidity and Capital Resources
     The Company sought to improve stability in its liquidity position by decreasing its investment in RMBS and liquidating other assets on its balance sheet during the nine months ended September 30, 2008. The Company believes the current cash and cash equivalents, unencumbered liquid securities and net equity in financed liquid securities, and cash flows from operations are adequate to meet anticipated long term (greater than one year) liquidity requirements.
     The Company has been adversely impacted by the continuing deterioration of global credit markets during the nine months ended September 30, 2008. The most pronounced impact was on the Company’s non-Agency RMBS portfolio (as defined below). This portfolio experienced a significant decrease in value during the first three months of 2008 fueled by the credit crisis. This negative environment affected the Company’s ability to successfully finance and hedge its RMBS portfolio in several ways. First, as financing conditions worsened and the value of the non-Agency RMBS portfolio declined, the Company sold a significant portion of its RMBS to improve liquidity.

     Second, repurchase agreement counterparties in some cases ceased financing non-Agency collateral and, in other cases, significantly increased the equity, or “haircut,” required to finance such collateral. The reduction of available creditworthy counterparties further restricted the Company’s ability to obtain financing on favorable terms.
     Finally, the Company has a long standing practice of hedging a substantial portion of the interest rate risk that it incurs in connection with financing its RMBS portfolio. This hedging is generally accomplished using interest rate swaps under which the Company agrees to pay a fixed interest rate in return for receiving a floating interest rate. As the credit environment worsened in early 2008, it created a flight to U.S. Treasury securities and prompted further Federal Reserve rate cuts and interest rates decreased sharply. This, in turn, required the Company to post additional collateral to support declines in the fair value of its interest rate swap portfolio. While Agency RMBS demonstrated offsetting gains providing releases of certain margin, non-Agency RMBS experienced significant price declines which, coupled with losses on the interest rate swap portfolio, exacerbated the strain on the Company’s liquidity.
     During the three months ended September 30, 2008, the credit environment continued to worsen and the Company experienced additional declines in its overall market capitalization. In addition to declines in values of assets held in the Principal Investing segment, the Company’s Investment Management segment was negatively impacted by reduced investment advisory fees and net income. As a result, the Company performed an analysis for possible goodwill impairment and determined that, as of September 30, 2008, the remaining goodwill balance related to the Merger of $78.2 million was impaired. The Company also recorded $32.1 million in impairment charges on intangible assets during the three months ended September 30, 2008, consisting of $30.6 million in impairment charges on intangible assets related to the management contract for the Company’s remaining investment fund, which exhibited poor performance during the quarter resulting in notice of significant redemptions by investors and is expected to be liquidated no later than November 30, 2008, and $1.5 million of impairment charges on intangible assets related to the management contracts associated with two market value collateralized loan obligations (“CLOs”) which are now liquidated or pending liquidation. As a result of these impairment charges related to the Company’s goodwill and intangible assets and the effect that such charges had on the Company’s ability to comply with the net worth covenant contained in the agreements governing its trust preferred securities, the Company entered into a letter agreement on November 7, 2008 that provided a waiver of any prior noncompliance with the minimum net worth covenant and waived any future noncompliance with such covenant through April 1, 2010. See Note 22 for a complete discussion of the letter agreement.
     The Company seeks to operate in such a way as to avoid registration as an investment company under the Investment Company Act of 1940, as amended (the “1940 Act”). Historically, the Company has done so primarily by ensuring that 55% of the assets of its subsidiary Deerfield Capital LLC (“DC LLC”) were mortgage loans and other qualifying assets. As a result of the sales of RMBS during the first three months of 2008, DC LLC no longer complies with this test. Accordingly, the Company now relies on a safe harbor exemption for companies that have a bona fide intent to be engaged in an excepted activity but that temporarily fail to meet the requirements of their exemption from registration as an investment company. If the Company is unable to restore its compliance with other exemptions from the 1940 Act within a one year period ending in March 2009, the Company may be required either to register as an investment company or to acquire or dispose of assets in order to meet a long term exemption. The Company is currently working to restore its compliance with a long term exemption.
     Agency-issued RMBS are backed by mortgage loans and are guaranteed as to principal and interest by federally chartered entities such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”), and, in the case of the Government National Mortgage Association (“Ginnie Mae”), the U.S. government. As a result of adverse conditions in the mortgage market, both Fannie Mae and Freddie Mac have experienced significant financial difficulties. On September 7, 2008, the Federal Housing Finance Agency (“FHFA”) placed Fannie Mae and Freddie Mac into conservatorship, which is a statutory process pursuant to which the FHFA will operate Fannie Mae and Freddie Mac as conservator in an effort to stabilize these entities. The Company refers to these entities as “Agencies” and to RMBS guaranteed or issued by the Agencies as “Agency RMBS.” The Company’s Agency RMBS portfolio consists of Fannie Mae and Freddie Mac securities. The Company’s non-Agency RMBS portfolio consists primarily of securities that are currently rated between AA and AAA by the major rating agencies, although we do hold one B-rated security that, as of September 30, 2008, constituted 10% of our $20.2 million non-Agency RMBS portfolio.

2. ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS
     Basis of Presentation — The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and are in the form prescribed by the Securities and Exchange Commission (“SEC”) pursuant to Regulation S-X and the instructions to Form 10-Q. Accordingly, the Company does not include all of the information and footnotes for complete financial statements as required by GAAP. The interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements as of and for the year ended December 31, 2007, which are included in the Company’s Annual Report on Form 10-K filed with the SEC on February 29, 2008 and the Current Report on Form 8-K filed with the SEC on March 18, 2008. In the opinion of the Company’s management, all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows have been included. The nature of the Company’s business is such that the results of any interim period information are not necessarily indicative of results for a full year.
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
     Reclassifications — Certain amounts in the condensed consolidated financial statements and notes as of December 31, 2007 and for the three and nine months ended September 30, 2007 have been reclassified to conform to the presentation as of and for the three and nine months ended September 30, 2008.
     Significant Accounting Policies — The Company’s significant accounting policies are discussed in the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. There were two significant changes to these policies during the nine months ended September 30, 2008: the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”) and the adoption of SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities (“SFAS No. 159”).
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
The types of assets carried at Level 1 generally are equity securities listed on an active exchange. The Company held no Level 1 securities as of September 30, 2008.
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
The Company’s assets and liabilities that are generally included in this category are non-Agency RMBS, commercial mortgage-backed securities (“CMBS”), corporate bonds, preferred shares of CDOs, certain loans and loans held for sale, credit default swaps and total return swaps.
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
     Many financial assets and liabilities have bid and ask prices that can be observed in the marketplace. Bid prices reflect the highest price that market participants are willing to pay for an asset. Ask prices represent the lowest price market participants are willing to accept for an asset. For financial assets and liabilities whose inputs are based on bid-ask prices, the Company’s policy is to take the mid-point in the bid-ask spread to value these assets and liabilities as a practical expedient for determining fair value permissible under SFAS No. 157.
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

     Impairment of Goodwill and Other Intangible Assets
     Goodwill represents the excess cost of a business acquisition over the fair value of the net assets acquired. Intangible assets are comprised of finite-lived and indefinite-lived assets. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), indefinite-lived assets and goodwill are not amortized. For tax purposes, however, the Company amortizes goodwill. Finite-lived intangibles are amortized over their expected useful lives.
     Goodwill is tested for impairment at least annually, or more frequently if events or circumstances, such as adverse changes in business climate, indicate that there may be impairment. SFAS No. 142 requires, on a reporting unit level, a comparison of the book value of net assets to their estimated fair value. If the fair value is determined to be less than book value, a second step is performed to compute the amount of the impairment. In this process, an implied fair value of goodwill is estimated in the same manner as the amount of goodwill recognized in a business combination. If the carrying amount of the reporting unit exceeds the implied fair value of that goodwill, an impairment loss will be recognized in an amount equal to the excess. The loss recognized cannot exceed the carrying amount of goodwill.
     Likewise, intangible assets are tested for impairment at least annually, or more frequently if events or circumstances indicate that the asset might be impaired. An impairment charge is recorded if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its fair value.
     After an impairment charge is recognized, the adjusted carrying amount of the intangible asset, including goodwill, is the new cost basis. Any recovery in value is not recognized unless the underlying asset or net asset is subsequently sold. The evaluation of goodwill and intangible assets for impairment requires management to make estimates and exercise significant judgment. As of September 30. 2008, the Company has recognized full impairment of its goodwill and recorded significant impairment charges to its intangible assets recorded as a result of the Merger.
Recent Accounting Pronouncements
     In February 2008, the FASB issued Staff Position (“FSP”) No. 140-3 Accounting for Transfers of Financial Assets and Repurchase Financing Transactions (“FSP No. 140-3”), which relates to SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”), in order to address certain situations where assets purchased from a particular counterparty and financed through a repurchase agreement with the same counterparty can be considered and accounted for as separate transactions. Currently, the Company records such assets and the related financing on a gross basis as separate transactions in the condensed consolidated balance sheet, and the corresponding interest income and interest expense in the Company’s condensed consolidated statements of operations. FSP No. 140-3 assumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement, or a linked transaction. However, if certain criteria are met, the initial transfer and repurchase financing shall not be treated as a linked transaction, rather are evaluated separately under SFAS No. 140. FSP No. 140-3 is effective for the Company on January 1, 2009. Management is currently evaluating the effect FSP No. 140-3 will have on the Company’s condensed consolidated financial statements.
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”), which amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”). This statement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative contracts. SFAS No. 161 is effective for the Company on January 1, 2009. Management is currently evaluating the effect SFAS No. 161 will have on the disclosures included in the Company’s condensed consolidated financial statements.

     In June 2008, the FASB issued Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method described in FASB Statement No. 128, Earnings per Share. FSP EITF 03-6-1 is effective for the Company on January 1, 2009. Management is currently evaluating the effect FSP EITF 03-6-1 will have on the Company’s condensed consolidated financial statements.
     In September 2008, the FASB issued Staff Position No. FAS 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161 (“FSP FAS 133-1 and FIN 45-4”). FSP FAS 133-1 and FIN 45-4 was issued to address concerns that current disclosure requirements for derivative instruments and certain guarantees do not adequately address potential adverse effects of changes in credit risk on the financial position, financial performance and cash flows of the sellers of credit derivatives and certain guarantees. FSP FAS 133-1 and FIN 45-1 expands the qualitative disclosures to include the nature of the credit derivative, the maximum potential amount of future payments (undiscounted) the seller could be required to make under the credit derivative, the fair value of the credit derivative as of the date of the statement of financial position, and the nature of any recourse provisions that would enable the seller to recover any amounts paid under the credit derivative from third parties as well as any assets held either as collateral or by third parties that upon the occurrence of a triggering event or condition under the credit derivative, the seller can obtain and liquidate to recover all or a portion of the amount paid under the credit derivative. FSP FAS 133-1 and FIN 45-4 is effective for the Company on January 1, 2009. Management is currently evaluating the effect this new guidance will have on the disclosures included in the Company’s condensed consolidated financial statements.
     In October 2008, FASB issued FSP SFAS No. 157-3, Determining the Fair Value of a Financial Asset when the Market for that Asset is Not Active (“FSP SFAS No. 157-3”). FSP SFAS No. 157-3 is intended to enhance the comparability and consistency in fair value measurement of financial assets that trade in inactive markets and includes an illustrative example addressing how assumptions should be considered when measuring fair value when relevant observable inputs do not exist, as well as how market quotes and available observable inputs in an inactive market should be considered when measuring fair value. FSP SFAS No. 157-3 is effective upon issuance including prior periods for which financial statements have not been issued. The Company has taken FSP SFAS No. 157-3 into consideration when measuring fair value of its assets and liabilities in the Company’s condensed consolidated financial statements.
3. MERGER WITH DEERFIELD
     On December 21, 2007, the Company completed the Merger, and, as a result, Deerfield became its indirect wholly-owned subsidiary. The fair values of the assets acquired and liabilities assumed in the Merger were estimated by management at the time of the Merger. During the nine months ended September 30, 2008, the Company made certain changes to the fair value of certain assets and liabilities assumed in the Merger. None of these changes were made during the three months ended September 30, 2008.

     A summary of the recorded fair values of the assets and liabilities assumed in the Merger and subsequent purchase price adjustments recorded during the nine months ended September 30, 2008 is as follows:

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

     The following unaudited pro forma condensed combined financial information gives effect to the Merger as if the acquisition of Deerfield had been completed as of January 1, 2007 for the three months and nine months ended September 30, 2007. This unaudited pro forma combined financial information is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the Merger had been consummated during the period or as of the dates for which the pro forma data is presented, nor is it necessarily indicative of future operating results of the Company.

	Unaudited Pro Forma Information
	Three months ended September 30, 2007	Nine months ended September 30, 2007
	(In thousands, except per share data)
Total net revenues	$39,628	$104,414
(Loss) income before income tax expense	$(30,927)	$3,250
Net income (loss)	$(28,181)	$6,820
Net loss attributable to common stockholders	$(34,336)	$(11,646)
Net loss per share — basic and diluted	$(6.60)	$(2.30)
     See Note 11 for discussion of impairment charges taken during the three and nine months ended September 30, 2008 related to intangible assets and goodwill recorded in conjunction with the Merger.
4. FAIR VALUE OF FINANCIAL INSTRUMENTS
     The following is a description of the valuation methodologies used for instruments measured at fair value, including the general classification of such instruments pursuant to the valuation hierarchy as described in Note 2, based on their classification in the condensed consolidated balance sheet. Management, from time to time, may make fair value adjustments to valuation methodologies described below under certain market conditions. Management maintains a consistent policy and process for identifying when and how such adjustments should be made. To the extent that a significant fair value adjustment is made by management, the valuation classification would generally be considered a Level 3 within the fair value hierarchy. There were no material changes made to the Company’s valuation models during the first nine months of 2008.

     Available-for-sale securities
     Available-for-sale securities include high-yield corporate bonds and ABS held in Market Square CLO Ltd. (“Market Square CLO”), CMBS and other investments. The fair value for high-yield corporate bonds represents a composite of the mid-point in the bid-ask spread of dealer quotes and are classified as Level 3 within the fair value hierarchy. The composite includes control procedures to identify outlying dealer quotes. The fair value of the available-for-sale CMBS is a model-based approach which includes, but is not limited to, spreads and prepayment rates which are generally observed in the market. The continuing illiquidity in the CMBS market has limited the availability of market data which is included in the valuation models. As such, CMBS are classified as Level 3 within the fair value hierarchy until market liquidity improves. The ABS held in Market Square CLO and other investments were priced at the mid-point of the bid-ask spread of a dealer quote and are classified as Level 3 within the fair value hierarchy. Securities valued by management by reference to dealer quotes and other similar measures are classified as Level 3 within the fair value hierarchy.
     Trading securities
     Trading securities include RMBS, U.S. Treasury bills, and preferred shares of CDOs. The fair value for RMBS generally represents a modeled valuation, which includes spreads and prepayment rates which are observable in the market. Agency RMBS are classified as Level 2 within the fair value hierarchy. The continuing illiquidity in the non-Agency RMBS markets has limited the availability of market data which is included in the valuation models. Non-Agency RMBS are valued via model pricing that management believes would be used by market participants and classified as Level 3 within the fair value hierarchy given this limited availability of observable market data.
     The U.S. Treasury bills are traded in a dealer market and are classified as Level 2 within the fair value hierarchy. The fair value for U.S. Treasury bills represents a composite of the mid-point in the bid-ask spread of dealer quotes. The composite includes control procedures to identify and remove outlying dealer quotes. The Company held no U.S. Treasury bills as of September 30, 2008.
     The preferred shares of CDOs are valued by management by considering, among other things, available broker quotes. If a broker quote is unavailable, the preferred shares of CDOs are valued using a discounted future cash flows model that management believes would be used by market participants. Preferred shares of CDOs are classified as Level 3 within the fair value hierarchy.
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
     Loans held for sale
     Loans held for sale are carried at the lower of cost or fair value. If the fair value of a loan is less than its cost basis, a valuation adjustment is recognized in the condensed consolidated statements of operations, and the loan’s carrying value is adjusted accordingly. The valuation adjustment may be recovered if the fair value increases, which is also recognized in the condensed consolidated financial statements. Loans held for sale are generally priced at a composite of the mid-point in the bid-ask spread of dealer quotes or based on the composite price of a different tranche of the same security if dealer quotes are unavailable for the specific tranche the Company owns. In circumstances where no such quotes are available, price may be based on a model which could include unobservable market inputs. Loans held for sale are classified as Level 3 within the fair value hierarchy.

Assets and liabilities measured at fair value on a recurring basis
     The following table presents the financial instruments carried at fair value as of September 30, 2008, by caption in the condensed consolidated balance sheet and by level within the SFAS No. 157 valuation hierarchy:

	Level 1	Level 2	Level 3	Carrying Value
	(In thousands)
Available-for-sale securities	$—	$—	$5,078	$5,078
Trading securities	—	394,335	21,127	415,462
Derivative assets	—	—	2,004	2,004

Total financial instrument assets	$—	$394,335	$28,209	$422,544

Derivative liabilities	$—	$7,812	$115	$7,927

Changes in Level 3 recurring fair value measurements
     When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable parameters to the overall fair value measurement. However, Level 3 instruments typically include, in addition to the unobservable or Level 3 components, observable components (components that are actively quoted and can be validated by reference to external sources). Accordingly, the gains and losses in the tables below include changes in fair value due in part to observable factors that are a component of the valuation methodology.
     The table below includes a rollforward of the balance sheet amounts for the three months ended September 30, 2008 (including the change in fair value), for financial instruments classified by the Company within Level 3 of the valuation hierarchy.

							Changes in Unrealized
	Fair Value Measurements Using Significant Unobservable Inputs						Gains/(Losses)
	Estimated	Net Realized/		Purchases, (Sales),	Net Transfers	Estimated	Related to Financial
	Fair Value	Unrealized		Issuances and	In/Out	Fair Value	Instruments Held
	June 30, 2008	Gains/(Losses)		(Settlements), Net	of Level 3	September 30, 2008	at September 30, 2008
	(In thousands)
Available-for-sale securities	$7,403	$139	(1)	$(2,464)	$—	$5,078	$112	(1)
Trading securities	30,512	(8,725	) (2)	(660)	—	21,127	(8,748	) (2)
Derivative assets	1,596	500	(3)	(92)	—	2,004	408	(3)

Total financial instrument assets	$39,511	$(8,086)		$(3,216)	$—	$28,209	$(8,228)

Derivative liabilities	$646	$1,052	(3)	$(1,583)	$—	$115	$(531)	(3)

(1)	Net unrealized changes in fair value for available-for-sale securities are reported as an adjustment to accumulated other comprehensive loss on the condensed consolidated statement of stockholders’ equity. Impairment charges on available-for-sale securities are reported within net loss on available-for-sale securities in the condensed consolidated statements of operations.

(2)	Net realized and unrealized gains (losses) on trading securities are reported within net (loss) gain on trading securities in the condensed consolidated statements of operations.

(3)	Net realized and unrealized gains (losses) on derivative assets and derivative liabilities are recorded in net loss on derivatives in the condensed consolidated statements of operations.

     The table below includes a rollforward of the balance sheet amounts for the nine months ended September 30, 2008 (including the change in fair value), for financial instruments classified by the Company within Level 3 of the valuation hierarchy.

								Changes in Unrealized
	Fair Value Measurements Using Significant Unobservable Inputs							Gains/(Losses)
	Estimated	Net Realized/		Purchases, (Sales),	Net Transfers		Estimated	Related to Financial
	Fair Value	Unrealized		Issuances and	In/Out		Fair Value	Instruments Held
	January 1, 2008	Gains/(Losses)		(Settlements), Net	of Level 3		September 30, 2008	at September 30, 2008
	(In thousands)
Available-for-sale securities	$10,268	$(4,476	) (1)	$(714)	$—		$5,078	$(4,529	) (1)
Trading securities	1,894,429	(198,167	) (2)	(1,645,399)	(29,736	) (4)	21,127	(23,587	) (2)
Derivative assets	318	(329	) (3)	2,015	—		2,004	887	(3)

Total financial instrument assets	$1,905,015	$(202,972)		$(1,644,098)	$(29,736)		$28,209	$(27,229)

Derivative liabilities	$1,493	$(1,254	) (3)	$(124)	$—		$115	$(2,348	) (3)

(1)	Net unrealized changes in fair value for available-for-sale securities are reported as an adjustment to accumulated other comprehensive loss on the condensed consolidated statement of stockholders’ equity. Impairment charges on available-for-sale securities are reported within net loss on available-for-sale securities in the condensed consolidated statements of operations.

(2)	Net realized and unrealized gains (losses) on trading securities are reported within net (loss) gain on trading securities in the condensed consolidated statements of operations.

(3)	Net realized and unrealized gains (losses) on derivative assets and derivative liabilities are recorded in net loss on derivatives in the condensed consolidated statements of operations.

(4)	Net transfers out of Level 3 represent Agency RMBS priced by management by reference to dealer quotes at January 1, 2008 and using modeled valuation with inputs observable in the market as of September 30, 2008.
Assets measured at fair value on a nonrecurring basis
     Certain assets are measured at fair value on a nonrecurring basis, meaning that the instruments are measured at fair value only in certain circumstances (for example, when there is evidence of impairment). The following table presents the assets carried on the condensed consolidated balance sheet by caption and by level within the SFAS No. 157 valuation hierarchy as of September 30, 2008, for which a nonrecurring change in fair value has been recorded during the three months ended September 30, 2008:

				Carrying
	Level 1	Level 2	Level 3	Value
	(In thousands)
Other investments	$—	$—	$—	$—	(1)
Loans held for sale	—	—	254,476	254,476
Loans held for investment	—	—	6,372	6,372
Intangible assets	—	—	—	—	(2)
Goodwill	—	—	—	—	(3)

Total assets at fair value on a nonrecurring basis	$—	$—	$260,848	$260,848

(1)	An other-than-temporary impairment charge was recorded on a common equity security accounted for under the cost method that was marked to a fair value of zero as of September 30, 2008. See Note 8 for further information.

(2)	Three intangible assets identified as a result of the Merger were impaired and marked to a fair value of zero as of September 30, 2008. See Note 11 for further information.

(3)	Goodwill identified as a result of the Merger was impaired and marked to a fair value of zero as of September 30, 2008. See Note 11 for further information.

     In the table above, “Loans held for sale” includes changes in fair value of loans which are carried on the balance sheet at the lower of cost or fair value. “Loans held for investment” represents loans which are measured at fair value as a result of the establishment or subsequent change in the allowance for loan losses as of September 30, 2008.
     The following table presents the total change in value of financial assets for which a fair value adjustment has been included in the condensed consolidated financial statements for the three and nine months ended September 30, 2008:

	Three months ended		Nine months ended
	September 30, 2008		September 30, 2008
	(In thousands)
Other investments	$(708	) (1)	$(708)
Loans held for sale	(43,600	) (2)	(73,148)
Loans held for investment	(13,713	) (3)	(14,096)
Intangible assets	(32,110	) (4)	(32,110)
Goodwill	(78,158	) (4)	(98,126)

Total nonrecurring fair value gains (losses)	$(168,289)		$(218,188)

(1)	Impairment charges to mark other investments at fair value are reported within dividend income and other net loss in the condensed consolidated statements of operations.

(2)	Changes in the fair value on loans held for sale are reported within net loss on loans and loans held for sale in the condensed consolidated statements of operations.

(3)	Impairment charges to mark loans held for investment at fair value are reported within provision for loan losses in the condensed consolidated statements of operations.

(4)	Impairment charges on intangible assets and goodwill are reported within impairment of intangible assets and goodwill in the condensed consolidated statements of operations.
5. FAIR VALUE OPTION
     On January 1, 2008, the Company adopted SFAS No. 159, which provides an option to elect fair value as an alternative measurement for selected financial assets not previously recorded at fair value. The Company elected the fair value option for RMBS and preferred shares of CDOs, both of which were previously recorded as available-for-sale securities. In addition, the Company also elected to de-designate all interest rate swaps previously designated as hedges for accounting purposes. Prior to adoption and de-designation, the RMBS, preferred shares of CDOs and designated interest rate swaps were carried at fair value with changes in value recorded directly into equity through other comprehensive loss, to the extent effective as a hedge in the case of designated interest rate swaps. The election was applied to existing RMBS and preferred shares of CDOs as of January 1, 2008 and is also being applied prospectively to the same types of securities. The Company’s fair value elections were intended to eliminate the operational complexities of applying hedge accounting while reducing the related future volatility in earnings. As of the adoption date, approximately $14.9 million of cumulative losses reflected in other comprehensive loss related to existing RMBS and preferred shares of CDOs with an estimated fair value at the adoption date of $4.9 billion was reclassified to retained earnings as a cumulative-effect transition adjustment. As of the fair value option election date, all RMBS and preferred shares of CDOs previously classified as available-for-sale were reclassified to trading securities.

     As of January 1, 2008, the other comprehensive loss related to the de-designation of interest rate hedges attributable to the adoption of SFAS No. 159 was $69.9 million. To the extent that the forecasted rolls on repurchase agreement transactions continued as anticipated, the Company would have amortized this loss and the $27.3 million in other comprehensive loss related to previously de-designated swaps from other comprehensive loss into interest expense over the remaining original hedge period, and all future changes in fair value would be reflected in the condensed consolidated statements of operations. However, due to the significant RMBS sales activity and corresponding repurchase agreement repayment during the three months ended March 31, 2008, forecasted rolls on the repaid repurchase agreements are not continuing as anticipated. As a result, a loss of $91.7 million was recognized during the three months ended March 31, 2008 in the condensed consolidated statements of operations in net loss on derivatives, and the corresponding cumulative net loss relating to newly and previously de-designated interest rate swaps in other comprehensive loss was removed. The remaining $0.2 million of other comprehensive loss related to the terminated and de-designated swaps as of September 30, 2008 will be amortized over the remaining original hedge period. Additionally, the Company recorded a net increase to interest expense of $31,000 and $5.3 million, respectively, during the three and nine months ended September 30, 2008 related to the amortization of de-designated and terminated interest rate swaps.
     Changes in the fair value of securities, with respect to which the fair value option was elected, and other trading securities measured at fair value from January 1, 2008 through September 30, 2008 are included in net (loss) gain on trading securities in the condensed consolidated statements of operations.
6. AVAILABLE-FOR-SALE SECURITIES
     The following table summarizes the Company’s available-for-sale securities as of September 30, 2008, which are carried at fair value:

	Amortized	Unrealized	Unrealized	Estimated
Security Description	Cost	Gains	Losses	Fair Value
	(In thousands)
High-yield corporate bonds held in Market Square CLO	$3,981	$—	$(1,101)	$2,880
ABS held in Market Square CLO	2,379	—	(222)	2,157
CMBS	41	—	—	41

Total	$6,401	$—	$(1,323)	$5,078

     As of January 1, 2008, in accordance with the adoption of SFAS No. 159, the Company elected the fair value option for all of its RMBS and preferred shares of CDOs and reclassified those securities from available-for-sale to trading securities. The Company will no longer assess these securities for other-than-temporary impairment because the changes in fair value are recorded in the statements of operations rather than as an adjustment to accumulated other comprehensive loss in stockholders’ equity. See Note 5 for further discussion on the Company’s adoption of SFAS No. 159.

     The following table summarizes the Company’s securities classified as available-for-sale, according to their weighted average lives, which are based upon contractual maturity:

			Weighted
	Amortized	Estimated	Average
Weighted Average Life	Cost	Fair Value	Coupon
	(In thousands)
Greater than five years and less than ten years	$5,773	$4,536	7.43%
Greater than ten years	628	542	12.32%

Total	$6,401	$5,078	7.69%

     The following table shows the fair value of and gross unrealized losses on available-for-sale securities with respect to which amortized cost exceeds fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2008:

	Less than 12 Months
	Number	Estimated	Gross
	of	Fair	Unrealized
	Securities	Value	Losses
		(In thousands)
High-yield corporate bonds held in Market Square CLO	2	$2,880	$(1,101)
ABS held in Market Square CLO	6	2,157	(222)

Total temporarily impaired securities	8	$5,037	$(1,323)

     Temporary impairment of available-for-sale securities results from the fair value of securities falling below their amortized cost basis, primarily due to changes in the interest rate environment and in credit spreads. When the fair value of an available-for-sale security is less than its amortized cost for an extended period, the Company considers whether there is an other-than-temporary impairment in the value of the security. If, in the Company’s judgment, an other-than-temporary impairment exists, the cost basis of the security is written down to the then-current fair value, and the unrealized loss is transferred from accumulated other comprehensive loss to an immediate reduction of current earnings (as if the loss had been realized in the period of other-than-temporary impairment) and no longer included in the above table. The cost basis adjustment is recoverable only upon sale or maturity of the security. The determination of other-than-temporary impairment is a subjective process, and different judgments and assumptions could affect the timing of loss realization, if any. The determination of other-than-temporary impairment is made at least quarterly.
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

     Additionally, for securities within the scope of Emerging Issues Task Force (“EITF”) No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets (“EITF No. 99-20”), when adverse changes in estimated cash flows occur as a result of actual prepayment and credit loss experience, an other-than-temporary impairment is deemed to have occurred. Accordingly, the security is written down to fair value, and the unrealized loss is transferred from accumulated other comprehensive loss to an immediate reduction of current earnings. The cost basis adjustment for other-than-temporary impairment is recoverable only upon sale or maturity of the security.
     The Company intends and believes it has the ability, to hold the high-yield corporate bonds and ABS held in Market Square CLO remaining in available-for-sale securities in an unrealized loss position as of September 30, 2008 until the fair value of the securities is recovered, which may be to maturity if necessary.
     The following table presents the net loss on available-for-sale securities as reported in the Company’s condensed consolidated statements of operations:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(In thousands)
Realized gains	$23	$4,274	$23	$8,953
Realized losses	—	(11,085)	—	(13,256)

Net realized gains (losses)	23	(6,811)	23	(4,303)
Other-than-temporary impairment	(879)	(16,365)	(4,735)	(16,567)

Net loss	$(856)	$(23,176)	$(4,712)	$(20,870)

     For the three and nine months ended September 30, 2008, the Company recognized $0.9 million and $4.7 million, respectively, of other-than-temporary impairment related to certain CMBS which the Company no longer has the intent to hold to recovery in value or maturity. For the three and nine months ended September 30, 2007, the Company recognized $16.4 million and $16.6 million, respectively, of other-than-temporary impairment. The other-than-temporary impairment recognized during the three months ended September 30, 2007 consisted of $12.3 million related to hybrid adjustable and fixed rate RMBS, $3.9 million related to ABS held in Pinetree CDO and $0.2 million related to certain interest-only securities. In addition, during the nine months ended September 30, 2007, the Company recognized a total of $0.4 million in other-than-temporary impairment related to certain interest-only securities.
7. TRADING SECURITIES
     The following table summarizes the Company’s securities classified as trading securities as of September 30, 2008:

Estimated
Security Description	Fair Value
(In thousands)
RMBS:
Agency RMBS	$394,335
Non-Agency RMBS	20,167
Preferred shares of CDOs	960

Total	$415,462

     In accordance with the adoption of SFAS No. 159, the Company elected the fair value option for all of its RMBS and preferred shares of CDOs and transferred all RMBS securities and preferred shares of CDOs from available-for-sale to trading securities on January 1, 2008. The Company records changes in fair value of trading securities in the condensed consolidated statements of operations.
     The following table summarizes the Company’s securities classified as trading securities, according to their weighted average life:

			Weighted
	Amortized	Estimated	Average
Weighted Average Life	Cost	Fair Value	Coupon
	(In thousands)
Greater than one year and less than five years	$170,853	$164,039	5.08%
Greater than five years and less than ten years	269,072	251,423	5.24%

Total	$439,925	$415,462	5.18%

     The weighted average lives in the table above are based upon contractual maturity for preferred shares of CDOs and estimated based on data provided through subscription-based financial information services for RMBS. The weighted average life for RMBS is primarily based on a prepayment model that considers current yield, forward yield, slope of the yield curve, mortgage rates, contractual rate of the outstanding loans, loan age, margin and volatility. Weighted average life is an estimate of how many years it will take to receive half of the outstanding principal. Actual lives of RMBS are generally shorter than stated contractual maturities and are affected by the contractual maturities of the underlying mortgages, periodic payments of principal and prepayments of principal, and may differ materially from those set forth above.
     The RMBS portfolio experienced a significant decrease in value during the first three months of 2008 fueled by the ongoing credit crisis. This negative environment had several impacts on the Company’s ability to successfully finance and hedge its RMBS portfolio. The Company has sold a significant portion of its RMBS portfolio to improve liquidity. During the three months ended March 31, 2008, the Company sold Agency RMBS with an amortized cost of $4.6 billion at a net realized gain of $24.4 million and non-Agency RMBS with an amortized cost of $1.6 billion at a net realized loss of $193.5 million. The reduction in the RMBS balance during the three months ended June 30, 2008 was comprised of principal paydowns of $22.7 million and unrealized losses of $0.8 million. The reduction in the RMBS balance during the three months ended September 30, 2008 was comprised of principal paydowns of $16.4 million and unrealized losses of $13.3 million.
     The following table presents the realized gains (losses) on trading securities as reported in the Company’s condensed consolidated statements of operations:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(In thousands)
Realized gains	$85	$—	$44,409	$398
Realized losses	—	(2,458)	(213,466)	(2,524)

Net realized gains (losses)	$85	$(2,458)	$(169,057)	$(2,126)

8. OTHER INVESTMENTS
Cost Method Investments
     The Company holds certain other investments as of September 30, 2008 carried at cost less any adjustments for other-than-temporary impairment of $4.8 million. These investments consist of equity securities in the entities established in connection with the issuance of the trust preferred securities of $3.7 million and other common and preferred equity securities that are not traded in an active market with an original cost of $1.8 million and a carrying value of $1.1 million as of September 30, 2008. During the three months ended September 30, 2008, an other-than-temporary impairment charge of $0.7 million was recorded for one common equity security and recorded within dividend income and other net loss on the condensed consolidated statements of operations.
Equity Method Investments
     The Company holds one equity method investment, namely, an investment in Hometown Commercial Capital, LLC (“HCC”), a commercial loan originator. The Company initially recorded this investment at a cost of $3.0 million and subsequently adjusted it to a current carrying value of zero. The adjustment to the Company’s carrying value is recorded in the condensed consolidated statements of operations within dividend income and other net loss and represents an allocation of losses incurred by HCC. See Note 9 for further discussions of investments related to HCC. The Company has discontinued the application of the equity method and will not provide for additional losses because the Company has not guaranteed obligations of HCC and is not otherwise committed to provide further financial support. If HCC subsequently reports net income, the Company will resume applying the equity method only after its share of that net income equals the share of net losses not previously recognized during the period in which the equity method was suspended.
9. LOANS AND LOANS HELD FOR SALE
     The following summarizes the Company’s loans and loans held for sale as of September 30, 2008:

	Carrying Value
	Loans Held
Type of Loan	for Sale (1)	Loans	Total
	(In thousands)
Loans held in Market Square CLO	$245,045	$—	$245,045
Corporate leveraged loans:
Loans held in DFR MM CLO	—	256,818	256,818
Loans held in Wachovia Facility	22,374	55,302	77,676
Other corporate leveraged loans	—	32,259	32,259
Commercial real estate loans	—	12,330	12,330

	$267,419	356,709	624,128

Allowance for loan losses		(21,596)	(21,596)

		$335,113	$602,532

(1)	Carrying value of loans held for sale is the lower of cost or fair value.

     The following summarizes the Company’s allowance for loan losses as of September 30, 2008:

	Number	Notional	Allowance
Type of Loan	of Loans	Amount	for Loan Losses
		(In thousands)
Corporate leveraged loans:
Loans held in DFR MM CLO (1)	1	$9,000	$6,750
Loans held in Wachovia Facility (1)	1	6,000	4,500
Other corporate leveraged loans	1	10,000	7,500
Commercial real estate loans	2	5,117	2,846

Total	5	$30,117	$21,596

(1)	Represents one loan with an allowance for loan losses held in both the DFR MM CLO and the Wachovia Facility.
     As of September 30, 2008, the Company held loans totaling $624.1 million. Loans classified as held for sale and carried at the lower of cost or fair value totaled $267.4 million, net of a valuation allowance of $39.4 million as of September 30, 2008. Loans classified as held for investment and carried at amortized cost totaled $356.7 million less an allowance for loan losses of $21.6 million as of September 30, 2008. As of September 30, 2008, there were $2.3 million of unsettled purchases and $0.2 million unsettled sales of loans held for sale. As of September 30, 2008, the Company held certain loans that settle interest accruals by increasing the principal balance of the loan outstanding. For the three and nine months ended September 30, 2008, the Company settled interest receivables through increases to the loans’ outstanding principal balance in the amount of $1.7 million and $4.9 million, respectively.
     Loans held in Market Square CLO consist of syndicated bank loans. This portfolio is classified as held for sale and is managed within the parameters specified in the governing indenture. Loans held in DFR Middle Market CLO Ltd. (“DFR MM CLO”), loans held in the Company’s alternative asset revolving warehouse funding facility with Wachovia Capital Markets, LLC (the “Wachovia Facility”) and loans classified as other corporate leveraged loans consist of loans which are not broadly syndicated and are, therefore, less liquid. These loans are primarily considered to be held for investment and are reported at amortized cost with an allowance for loan losses, if necessary, unless the Company decides to sell one of these loans, in which case the loan is transferred to loans held for sale. During the three months ended September 30, 2008, the Company transferred loans held in the Wachovia Facility with a par value of $24.3 million to loans held for sale. See Note 15 for further discussions regarding the Wachovia Facility.
     As of September 30, 2008, the Company’s commercial real estate loans consisted of five loans classified as held for investment totaling $12.3 million.
     In November 2007, HCC was deemed to be in default on its financing obligations to a third party resulting in an agreement to sell $6.2 million in principal outstanding of loans in which the Company had loan participation interests. This portfolio of loans was valued at $3.1 million as of December 31, 2007. The Company recognized a $3.1 million loss in net loss on loans and loans held for sale in the condensed consolidated statements of operations during the three months ended March 31, 2008 to further reduce the value of this portfolio to zero to reflect the likelihood that no value was expected to be received for these loans. During the three months ended June 30, 2008, the last of the loans in the portfolio was sold, and the Company did not receive any proceeds. The Company did not recognize interest income on these loans for the three and nine months ended September 30, 2008.

     The following summarizes the activity within the allowance for loan losses for the nine months ended September 30, 2008 and 2007:

	Allowance for Loan Losses
	2008	2007
	(In thousands)
Allowance for loan losses at January 1	$5,300	$2,000
Provision for loan losses	2,200	1,800

Allowance for loan losses at March 31	7,500	3,800

Provision for loan losses	2,302	5,133
Charge-offs	(600)	—
Transfers to loans held for sale	(1,319)	—

Allowance for loan losses at June 30	7,883	8,933

Provision for loan losses	15,459	—
Charge-offs	(25)	—
Transfers to loans held for sale	(1,721)	—

Allowance for loan losses at September 30	$21,596	$8,933

     The Company did not recognize $0.8 million and $2.1 million of interest income earned, but not yet received, on impaired loans held for investment for the three and nine months ended September 30, 2008, respectively. In addition, the Company did not recognize $0.1 million and $0.2 million of interest income earned, but not yet received, on loans held for sale for the three and nine months ended September 30, 2008, respectively.
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
     The following table is a summary of the Company’s derivative instruments as of September 30, 2008:

		Notional			Estimated Net
	Count	Amount	Assets	Liabilities	Fair Value
		(In thousands)
Interest rate swaps	8	$263,000	$—	$(7,697)	$(7,697)
Interest rate cap	1	40,000	—	(115)	(115)
Credit default swaps — protection seller	1	5,000	—	(115)	(115)
Total return swaps	1	5,742	499	—	499
Warrants	3	n/a	1,505	—	1,505

	14	$313,742	$2,004	$(7,927)	$(5,923)

n/a — not applicable

Interest Rate Swaps
     As of September 30, 2008, the Company held eight interest rate swaps with a total notional amount of $263.0 million. Changes in fair value of interest rate swaps are recorded in net loss on derivatives in the condensed consolidated statements of operations. As of September 30, 2008, the interest rate swaps had a gross negative fair value of $7.7 million recorded in derivative liabilities in the condensed consolidated balance sheet. The weighted average fixed rate payable on the interest rate swaps as of September 30, 2008 was 4.64%. For the three and nine months ended September 30, 2008, the Company recognized net losses of $1.6 million and $216.1 million, respectively, in net loss on derivatives related to interest rate swaps. The Company is currently in violation of substantially all of its International Swap Dealers Association (“ISDA”) agreements with its interest rate swap counterparties. Most of these ISDA agreements contain an equity decline trigger that the Company breached during the first quarter of 2008. This violation generally gives the counterparties the right to terminate the ISDA agreements and unwind the related interest rate swaps. The Company has notified all of its active counterparties of the breach, and none of those counterparties have expressed an intention to terminate the ISDA agreements. To date, the violations of the Company’s ISDA agreements have not had an adverse effect on its operations, and the Company believes that termination of the ISDA agreements would not have a material adverse impact on its financial condition.
     As of January 1, 2008, in conjunction with the adoption of SFAS No. 159, the Company de-designated $3.8 billion (notional) of interest rate swaps previously designated as a hedge with a net negative fair value of $85.9 million at de-designation, including accrued interest. Prior to the de-designation, designated interest rate swaps were carried at fair value with changes in value recorded directly into equity through other comprehensive loss, to the extent they were effective as a hedge, in accordance with the guidance under SFAS No. 133, Accounting for Derivatives and Hedging Activities, as amended and interpreted. As of the adoption date, the other comprehensive loss related to the de-designation of interest rate hedges was $69.9 million. To the extent that the forecasted rolls on repurchase agreement transactions continued as anticipated, the Company would have amortized this loss and the $27.3 million in other comprehensive loss related to previously de-designated swaps from other comprehensive loss into interest expense over the remaining original hedge period, and all future changes in fair value of the interest rate swaps would be reflected in the condensed consolidated statements of operations. However, due to the significant RMBS sales activity and corresponding repurchase agreement repayment during the three months ended March 31, 2008, forecasted rolls on the repaid repurchase agreements are not continuing as anticipated. As a result, a loss of $91.7 million was recognized during the three months ended March 31, 2008 in the condensed consolidated statements of operations in net loss on derivatives, and a corresponding cumulative net loss relating to newly and previously de-designated interest rate swaps in other comprehensive loss was removed. The remaining $0.2 million in other comprehensive loss related to the terminated and de-designated swaps as of September 30, 2008 will be amortized over the remaining original hedge period. Additionally, the Company recorded a net increase to interest expense of $31,000 and $5.3 million, respectively, during the three and nine months ended September 30, 2008, related to the amortization of de-designated and terminated interest rate swaps.
     As of September 30, 2007, the Company held a total of 170 designated interest rate swaps with a total notional amount outstanding of $5.3 billion and 47 undesignated interest rate swaps with a total notional amount outstanding of $1.8 billion. For the three and nine months ended September 30, 2007, the Company recognized a net decrease to interest expense of $15.2 million and $44.3 million, respectively, related to designated cash flow hedging. Included in these amounts was the effect of ineffectiveness, which increased interest expense $1.4 million and $1.1 million for the three and nine months ended September 30, 2007, respectively. For the three and nine months ended September 30, 2007, the Company recognized a net loss of $15.2 million and $13.0 million on derivatives, respectively, related to undesignated interest rate swaps. The weighted average fixed rate payable on the designated and undesignated interest rate swaps as of September 30, 2007 was 4.83% and 4.96%, respectively.

Interest Rate Cap
     As of September 30, 2008, the Company held one interest rate cap with a notional amount of $40.0 million, which is held at DFR MM CLO. As of September 30, 2008, the cap had a negative fair value of $0.1 million recorded in derivative liabilities in the condensed consolidated balance sheet. The Company will receive payments based on the spread in rates, if the three-month LIBOR rate increases above a certain agreed upon contractual rate, and the Company will make payments based on a nominal fixed interest rate. For the three and nine months ended September 30, 2008, the Company recognized losses of $25,000 and $12,000, respectively, in net loss on derivatives related to the interest rate cap. For the three and nine months ended September 30, 2007, the Company recognized a loss of $0.1 million in net loss on derivatives related to the interest rate cap.
Credit Default Swaps
     As of September 30, 2008, the Company held one credit default swap as the protection seller, with a notional amount of $5.0 million. A credit default swap is a financial instrument used to transfer the credit risk of a reference entity from one party to another for a specified period of time. In a standard credit default swap contract, one party, referred to as the protection buyer, purchases credit default protection from another party, referred to as the protection seller, for a specific notional amount of obligations of a reference entity. In these transactions, the protection buyer pays a premium to the protection seller. The premium is generally paid quarterly in arrears, but may be paid in full up front in the case of a credit default swap with a short maturity. If a pre-defined credit event occurs during the term of the credit default swap, the protection seller pays the protection buyer the notional amount and takes delivery of the reference entity’s obligation. As of September 30, 2008, the credit default swap had a negative fair value of $0.1 million recorded in derivative liabilities in the condensed consolidated balance sheet. For the three and nine months ended September 30, 2008, the Company recognized net losses of $35,000 and $2.0 million, respectively, in net loss on derivatives related to its credit default swaps. For the three and nine months ended September 30, 2007, the Company recognized net losses of $0.3 million and net gains of $0.7 million, respectively, in net loss on derivatives related to its credit default swaps.
Total Return Swaps
     As of September 30, 2008, the Company held one total return swap with a notional amount of $5.7 million. As of September 30, 2008, the total return swap had a positive fair value of $0.5 million recorded in derivative assets in the condensed consolidated balance sheet. Total return swaps are financial instruments which provide the holder with the total return on an underlying asset (for example, a syndicated bank loan or bond) offset by the cost of financing For the three and nine months ended September 30, 2008, the Company recognized net losses of $0.6 million and $1.0 million, respectively in net loss on derivatives related to total return swaps. For the three and nine months ended September 30, 2007, the Company recognized net losses of $2.2 million and $1.6 million, respectively, in net loss on derivatives related to total return swaps.
Warrants
     As of September 30, 2008, the Company held warrants to purchase shares of three companies with respect to which the Company is also a debt holder. These warrants were issued in connection with renegotiations of the original loan agreements. As of September 30, 2008, these warrants had a fair value of $1.5 million, recorded in derivative assets in the condensed consolidated balance sheet. For the three and nine months ended September 30, 2008, the Company recognized net gains of zero and $0.2 million in net loss on derivatives related to warrants. For the three and nine months ended September 30, 2007, the Company recognized a net loss of $0.1 million recorded in net loss on derivatives related to warrants.

11. IMPAIRMENT OF INTANGIBLE ASSETS AND GOODWILL
     During the three and nine months ended September 30, 2008, the Company recorded $32.1 million and $41.1 million, respectively, of impairment charges on intangible assets. For the three months ended September 30, 2008, the Company recorded an impairment charge of $30.6 million related to the intangible asset associated with the management contract for the Company’s remaining investment fund, which became fully impaired during the period as the fund exhibited poor performance resulting in notice of significant redemptions. The fund is expected to be liquidated no later than November 30, 2008. In addition, during the three months ended September 30, 2008, the Company recorded impairment charges of $1.3 million and $0.2 million related to the intangible assets associated with the management contracts for Castle Harbor II CLO Ltd. (“Castle Harbor II CLO”) and Access Institutional Loan Fund (“Access Fund”), respectively, which became fully impaired during the period. Castle Harbor II CLO triggered a market value-based event of default and was liquidated during the third quarter of 2008. Access Fund tripped its market value trigger in the third quarter of 2008 and is currently in the process of being liquidated.
     The remaining $9.0 million of impairment charges on intangible assets recorded during the nine months ended September 30, 2008 consists of $4.6 million related to the intangible asset associated with the smaller of the original two investment funds, which liquidated on April 30, 2008, $3.3 million related to the intangible asset associated with the management contract for Coltrane CLO PLC (“Coltrane CLO” ), which triggered a market value-based event of default during the first quarter of 2008 and was liquidated by an administrative receiver, and $1.0 million related to the intangible asset associated with the management contract for Western Springs CDO Ltd., which became fully impaired as of June 30, 2008 resulting primarily from downgrades of the underlying collateral and was subsequently liquidated.
     For the three and nine months ended September 30, 2008, the Company recorded $78.2 million and $98.2 million, respectively, of impairment charges on goodwill recorded in conjunction with the Merger. Although a significant amount of time had not passed since the Merger, the continued deterioration of global credit markets and significant decline in the overall market capitalization of the Company during the first quarter of 2008 was a triggering event for an analysis of possible goodwill impairment. For the first quarter of 2008, the estimated cash flows generated by the Investment Management segment were generally consistent with the estimated cash flows at the time of the Merger. However, the market multiple for the companies that the Company considered comparable had decreased. This decline in market multiples largely contributed to the $20.0 million of goodwill impairment recorded during the first quarter of 2008. As a result of the further decline in the Company’s overall market capitalization experienced during the third quarter of 2008, the Company performed another analysis for possible goodwill impairment as of September 30, 2008 and determined that impairment at that date existed on the remaining goodwill balance of $78.2 million. This was a result of the combined effect of lower market multiples, continued decline in the overall market capitalization of the Company and reduced estimated cash flows from the Investment Management segment compared to those estimated at the time of the Merger due to declines in assets under management (“AUM”).
12. REPURCHASE AGREEMENTS
     Repurchase agreements are short term borrowings from financial institutions that bear interest rates that have historically moved in close relationship to the one-month, two-month or three-month LIBOR. As of September 30, 2008, the Company had repurchase agreements outstanding in the amount of $383.6 million (including $0.3 million of accrued interest). As of September 30, 2008, the repurchase agreements had a weighted-average borrowing rate of 3.46%

     As of September 30, 2008, all of the repurchase agreements outstanding were collateralized by RMBS and had remaining maturities as summarized below:

		Between
	1 Day or	2 and 30
	Less	Days	Total
	(In thousands)
Estimated fair value of securities pledged, including accrued interest (1)	$65,242	$343,418	$408,660
Repurchase agreement liabilities associated with these securities	51,861	331,756	383,617
Weighted average interest rate of repurchase agreement liabilities	4.59%	3.28%	3.46%

(1)	Represents the current fair value of securities delivered as collateral at the inception of the repurchase agreement, including accrued interest.
     As of September 30, 2008, the fair value of the investments pledged and repurchase agreement liabilities include accrued interest as follows:

	Accrued Interest	Accrued Interest
	Included in Estimated	Included in
	Fair Value of	Repurchase Agreement
Type of Investment Pledged	Securities Pledged	Liabilities
(In thousands)
RMBS	$1,802	$336
     As of September 30, 2008, the Company had amounts at risk with the following repurchase agreement counterparties:

		Weighted-Average
		Maturity of Repurchase
	Amount at Risk (1)	Agreements
Counterparties:	(In thousands)	(In days)
Bank of America Securities LLC	$9,219	1
Deutsche Bank Securities Inc.	6,655	1
Fortis Securities LLC	8,455	14
HSBC Securities (USA), Inc.	1,778	3

Total	$26,107	11

(1)	Equal to the fair value of securities pledged (including net additional repurchase agreement collateral pledged of $1.1 million), minus repurchase agreement liabilities and related accrued interest payable.

     During the three and nine months ended September 30, 2008, repurchase agreement liabilities declined by $1.0 billion and $4.9 billion, respectively, as a result of the sale of the U.S. Treasury bills the Company held as of June 30, 2008, RMBS principal paydowns during the three months ended September 30, 2008 and the significant RMBS sales during the nine months ended September 30, 2008, which resulted in associated repayments of repurchase agreement liabilities. The Company’s repurchase agreement liabilities are significantly concentrated with one counterparty that provides financing totaling 73.8% of the $383.6 million of repurchase agreement liabilities as of September 30, 2008. See Note 13 for additional discussion concerning securities received and pledged as collateral.
13. SECURITIES RECEIVED AND PLEDGED AS COLLATERAL
     To the extent that the Company receives collateral in connection with derivative and repurchase agreement transactions, it is generally permitted to sell or repledge these securities. At September 30, 2008, there were no securities held as collateral.
     The Company also pledges its own assets to collateralize its repurchase agreements and in connection with derivative transactions. These securities owned and pledged, where the counterparty has the right by contract or custom to sell or repledge the financial instruments, were approximately $408.7 million as of September 30, 2008 and consisted of securities pledged as initial collateral on repurchase agreements. In addition, the Company has sent $1.1 million and $11.4 million of cash to counterparties as collateral on repurchase agreements and derivatives, respectively, which is included in due from broker on the condensed consolidated balance sheet.
14. SHORT TERM DEBT
     The Company issued a note collateralized by its investment in the preferred shares of Coltrane CLO managed by the Company, which was liquidated by an administrative receiver as discussed in Note 11. The Euro-denominated, limited recourse note and corresponding pledged preferred shares represented a carrying value of $0.2 million and zero, respectively, based on the September 30, 2008 exchange rate. Required principal payments on the note are equal to 100% of preferred share distributions and 50% of all management fees received from such CDO until the note is paid in full. As a result of the liquidation of Coltrane CLO, the Company is not currently accruing interest on, and believes that it will not be required to make future payments with respect to, this note.
15. LONG TERM DEBT
     The following table summarizes the Company’s long term debt as of September 30, 2008:

		Weighted	Estimated Fair Value
	Carrying	Average	of Collateral
	Value	Rate	(including accrued interest)
	(In thousands)		(In thousands)
Wachovia Facility	$34,060	5.10%	$76,740
Market Square CLO	276,000	3.28%	258,858
DFR MM CLO	231,000	3.48%	303,750
Trust preferred securities	123,717	5.57%	n/a
Series A and Series B Notes	71,631	7.79%	71,588	(1)

Total long term debt	$736,408	4.25%	$710,936

(1)	Includes the assets of Deerfield, as issuer of the Series A and Series B Notes, but does not include the assets of any guarantors thereof.

n/a	— not applicable

     Trust Preferred Securities
     On February 29, 2008, the Company entered into a letter agreement (the “Letter Agreement”) with the representative of the holders of its trust preferred securities. The Letter Agreement provided for a waiver of any prior noncompliance by DC LLC with the minimum net worth covenant (the “Net Worth Covenant”) contained in the indenture governing the trust preferred securities issued by Deerfield Capital Trust I and waived any future noncompliance with the Net Worth Covenant through the earlier to occur of March 31, 2009 or the date the Company entered into supplemental indentures relating to Deerfield Capital Trust I, Deerfield Capital Trust II and Deerfield Capital Trust III (the “Trusts”) on agreed upon terms. The Company and the representative of the holders of the trust preferred securities agreed in the Letter Agreement that the Net Worth Covenant would be amended to include intangible assets and to reduce the threshold from $200.0 million to $175.0 million. The Company also agreed in the Letter Agreement that it would not allow DCM to incur more than $85.0 million of debt, it would conduct all of its asset management activities through DCM, it would not amend the notes that the Company issued to the sellers in conjunction with the Merger (the “Series A and Series B Notes”) except in specified circumstances, it may permit payments in kind, in lieu of cash interest, on the Series A and Series B Notes subject to the $85.0 million cap described above and it would not allow a change of control of DCM or a sale, transfer, pledge or assignment of any material asset of DCM. The Company further agreed that the provisions described above will be applicable in most instances to the trust preferred securities issued by each of the Trusts.
     On May 6, 2008, the Company entered into three supplemental indentures (the “Supplemental Indentures”) with the holders of the trust preferred securities issued by each of the Trusts as contemplated by the Letter Agreement. The terms of the Supplemental Indentures which are consistent with and supersede the terms of the Letter Agreement and provide for minimum consolidated net worth covenants of $175.0 million, including intangible assets. The Supplemental Indentures also provide that the Company will not allow DCM to incur more than $85.0 million of debt, that the Company will cause DCM to be solely responsible for all of the Company’s asset management activities, that the Company will not amend the Series A and Series B Notes except in specified circumstances, that the Company may permit payments in kind, in lieu of cash interest, on the Series A and Series B Notes subject to the $85.0 million cap described above and that the Company will not sell, transfer, pledge or issue ownership interests in DCM or sell, transfer, pledge or assign any material asset of DCM. The Supplemental Indentures also include new events of default if the holders of the Series A or Series B Notes exercise any rights of foreclosure or take affirmative steps in furtherance of a foreclosure against the Company’s collateral.
     On September 26, 2008, the Company entered into three supplemental indentures with the holders of the trust preferred securities issued by each of the Trusts to delete a REIT qualification covenant contained in each of the indentures governing those securities.
     See Note 22 for subsequent events related to the trust preferred securities.
     Series A and Series B Notes
     On March 14, 2008, the Company entered into waivers (the “March Waivers”) with the holders of its Series A and Series B Notes. The waivers extended through March 31, 2009 (the “Waiver Period”), and waived compliance with certain portions of a REIT qualification covenant contained in the related note purchase agreements. Pursuant to the waivers, the Company agreed to use reasonable best efforts to meet the requirements to qualify as a REIT during the Waiver Period. On May 29, 2008, the Company entered into amendments (the “May Amendments”) to the March Waivers. The May Amendments extended the March Waivers through December 31, 2009. The March Waivers and the May Amendments were superseded by the amendments that the Company entered into with the holders of the Series A and Series B Notes on September 26, 2008 (the “September Amendments”). The September Amendments, among other things, deleted the REIT qualification covenants in their entirety from the note purchase agreements governing the Series A and Series B Notes.

     On May 6, 2008, the Company entered into an amendment to the note purchase agreement for each of the Series A and the Series B Notes that amended, among other provisions, certain covenants in order to permit the maintenance of intercompany notes issued to DFR by, and by DFR to, certain of its subsidiaries as well as a letter of credit required under the lease for the Rosemont, Illinois offices. In connection with such amendment, the Company agreed to appoint to the board of managers of each Deerfield and DC LLC one “special manager” nominated by holders of each of the Series A and Series B Notes and to amend the organizational documents of each of Deerfield and DC LLC to provide that the dissent of both such special managers will serve as a veto on any decision by the board of managers of such entity to voluntarily institute proceedings to be adjudicated bankrupt or insolvent or the taking of similar actions. Neither DC LLC nor Deerfield has any plans to institute any such proceeding. The amendments further provide that, other than the dissent right described above, such special managers shall not have any right to directly participate in the management of Deerfield or DC LLC, as the case may be.
     Wachovia Facility
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
     On May 12, 2008, the Company entered into a forbearance agreement with respect to the covenant under the Wachovia Facility that the Company maintain stockholders’ equity of at least $240.0 million ( the “Stockholders’ Equity Covenant”). The forbearance agreement provided that no action would be taken in respect of any prior noncompliance with the Stockholders’ Equity Covenant and waived through September 10, 2008 any future noncompliance with the Stockholders’ Equity Covenant or the concentration limits relating to the composition of the collateral under the Wachovia Facility. In accordance with the forbearance agreement, the Company was required to immediately contribute $3.0 million to the Wachovia Facility to reduce borrowings. Additionally, under the forbearance agreement the Company was required to reduce the ratio of borrowings to aggregate par value of collateral under the Wachovia Facility (less certain adjustments) to 55% on or prior to July 17, 2008. The Company successfully met this threshold as of July 17, 2008. In connection with the forbearance agreement, the Company also entered into an amendment of the Wachovia Facility which, among other things, increased the interest rate payable under the Wachovia Facility from LIBOR plus 200 basis points to LIBOR plus 250 basis points and eliminated the quarterly servicer fee payable to the Company, which instead was used to repay borrowings under the Wachovia Facility.
     On August 11, 2008 the Company entered into an amended and restated forbearance agreement related to the Wachovia Facility which extends the period through which no action will be taken in respect of any prior noncompliance with the Stockholders’ Equity Covenant as well as certain concentration limits relating to the composition of the collateral under the Wachovia Facility through the earlier of December 31, 2008 and the date of any breach of the forbearance agreement by the Company. Under this forbearance agreement, the Company must reduce the ratio of borrowings to aggregate par value of collateral held under the Wachovia Facility (less certain adjustments) to 52% by August 15, 2008, 50% by September 15, 2008, 40% by October 31, 2008, 25% by November 30, 2008 and 0% by December 31, 2008. The Company successfully met the forbearance agreement threshold on the August 15, 2008, September 15, 2008 and October 31, 2008 measurement dates. In the event the specified ratios are not attained by their respective dates, the forbearance agreement (including the waiver described above) will terminate, which would give Wachovia the right to liquidate the assets under the Wachovia Facility in an amount necessary to repay all outstanding borrowings thereunder. Any such liquidation could occur on terms that are not favorable to the Company.

16. STOCKHOLDERS’ EQUITY
     The 14,999,992 shares of Series A cumulative convertible preferred stock issued in connection with the Merger (the “Series A Preferred Stock”) were converted into common stock, on a one-for-one basis, by approval of a majority of the holders of outstanding shares of the Company’s common stock at a special meeting on March 11, 2008. Series A Preferred Stock discussions have not been adjusted to reflect the 1-for-10 reverse stock split effected on October 16, 2008.
     During the first quarter of 2008, the Company granted 209,728 restricted stock units with a grant date fair value of $2.8 million (the “Performance Shares”) to certain of its employees to satisfy a portion of the accrued liabilities reflected as of December 31, 2007 relating to incentive compensation earned by those employees in 2007. Each of the Performance Shares represents the right to receive one share of the Company’s common stock on March 3, 2011, subject to forfeiture and acceleration upon the occurrence of certain specified events. The number of Performance Shares granted to each employee is subject to adjustment for dividends or other distributions paid between March 3, 2008 and March 3, 2011 and may also be adjusted, as determined by the Company’s board of directors (the “Board”), in connection with any stock dividends, stock splits, subdivisions or consolidations of shares (including reverse stock splits) or similar changes in the Company’s capitalization. During the second quarter of 2008, an employee released the right to receive 22,814 Performance Shares. Additionally, during the second quarter of 2008, the Company granted 4,348 Performance Shares to each of the five independent board members with an aggregate grant date fair value of $250,000.
     The following table summarizes Performance Shares activity for the nine months ended September 30, 2008:

Performance shares as of December 31, 2007	—
Granted	231,468
Forfeited	(22,814)

Performance shares as of September 30, 2008	208,654

     On March 11, 2008 the Company’s stockholders approved an amendment and restatement of the Company’s Stock Incentive Plan (the “Plan”) to, among other matters, increase the shares of the Company’s common stock reserved for issuance under the Plan from 269,231 to 613,673.
     The following table summarizes changes in restricted stock grants (number of shares) for the nine months ended September 30, 2008:

Non-vested as of December 31, 2007	9,740
Granted	—
Vested	(3,247)
Forfeited	(130)

Non-vested as of September 30, 2008	6,363

     In accordance with the compensation arrangements for the interim Chairman of the Board, 200 shares with a fair value of approximately $3,000 were granted in March 2008, and 200 shares with a fair value of approximately $2,000 were granted in June 2008.
     On August 11, 2008, the Company announced that its Board had declared a cash dividend of $0.85 per share on the Company’s common stock. The record date for the common dividend was August 28, 2008, and the payment date was October 15, 2008. In addition, on the dividend payment date, the Company paid approximately $1.7 million on account of accrued dividends with respect to the Series A Preferred Stock, which was converted into common stock in March 2008. As a result of these dividend payments, the Company believes that it has distributed 100% of its 2007 REIT taxable income, thereby eliminating corporate level income tax on the Company’s taxable income for that year.

     In August 2008, the Company announced that the Board had authorized the repurchase of up to $1.0 million of the Company’s outstanding common stock. The amount of the authorized repurchase was capped by the terms of our Series A and Series B Notes, which limit common stock repurchases to $1.0 million during the term of the note agreements. Since September 30, 2008, the Company has repurchased and subsequently retired 220,000 shares of its common stock in private transactions at an average price of $4.40 per share.
17. COMPUTATION OF EARNINGS PER SHARE
     The following table presents the calculation of basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(In thousands, except per share data)
Net (loss) income	$(156,883)	$(23,235)	$(614,801)	$13,786

Weighted average shares used in basic computation:
Common Stock	6,878	5,162	6,437	5,160

Dilutive effect of:
Unvested restricted stock	—	—	—	11

Weighted average shares used in diluted computation	6,878	5,162	6,437	5,171

Net (loss) income per share — basic	$(22.81)	$(4.50)	$(95.52)	$2.67

Net (loss) income per share — diluted	$(22.81)	$(4.50)	$(95.52)	$2.67

     The 14,999,992 shares of Series A Preferred Stock (not adjusted to reflect the 1-for-10 reverse stock split effected on October 16, 2008) are not included in calculation of diluted net loss per share for the nine months ended September 30, 2008 because their effect was anti-dilutive. Potentially dilutive shares relating to the option to purchase 134,615 shares of common stock are not included in the calculation of diluted net income per share for the three and nine months ended September 30, 2007 because the effect was anti-dilutive. Additionally, 11,460 shares of unvested restricted stock are not included in the calculation of diluted net income per share for the three months ended September 30, 2007 because the effect was anti-dilutive as a result of the reporting of a net loss for the period.

18. ACCUMULATED OTHER COMPREHENSIVE LOSS
The following is a summary of the components of accumulated other comprehensive loss:

	For the nine months ended September 30, 2008
	Available-for-	Cash Flow	Foreign Currency
	Sale Securities	Hedges	Translation	Total
	(In thousands)
Beginning balance — December 31, 2007	$13,413	$(97,239)	$43	$(83,783)
Cumulative effect adjustment from the adoption of SFAS No. 159	(14,914)	—	—	(14,914)
Unrealized net gain for the period	178	—	—	178
Foreign currency loss	—	—	(2)	(2)
Reclassification adjustments:
Accelerated amortization (1)	—	91,651	—	91,651
Hedging amortization recognized in earnings	—	5,345	—	5,345

Ending balance — September 30, 2008	$(1,323)	$(243)	$41	$(1,525)

(1)	Due to the repayments of repurchase agreement obligations during the nine months ended September 30, 2008, $91.7 million was reclassified from other comprehensive loss to net gain (loss) on derivatives related to the change in forecasted repurchase agreement transactions.

19. INCOME TAXES
     Historically, DFR had elected to be taxed as a REIT. Accordingly, its REIT taxable income was not subject to federal income tax to the extent the Company currently distributed such income to its stockholders and fulfilled certain REIT asset, income, stock ownership and record keeping requirements. However, during the third quarter of 2008, the Company converted to a C corporation to maximize the use of significant potential tax benefits and provide more flexibility with respect to future capital investment. This termination of the Company’s REIT status is retroactive to January 1, 2008 and results in the Company becoming taxable as a C corporation for the entire 2008 taxable year and will prevent the Company from qualifying as a REIT, should it desire to do so, until its 2013 taxable year.
     For the 2008 taxable year, DFR expects to file a consolidated U.S. federal income tax return with all of its domestic corporate subsidiaries, including Deerfield TRS Holdings, Inc. (“TRS Holdings”), the five domestic corporations that own the Company’s investment in DFR MM CLO, and DFR TRS I Corp. and DFR TRS II Corp. (the entities that own 100% of the equity of Deerfield as a result of the Merger). Filing a consolidated tax return will allow the Company to use the significant tax losses incurred during 2007 and 2008 to offset not only DFR’s stand alone taxable income but also the taxable income of its subsidiaries that were previously treated as domestic taxable REIT subsidiaries (“TRSs”) and not consolidated for tax purposes. As a result, the Company expects to receive an income tax refund of $2.6 million for estimated tax payments made earlier in 2008, which is included in other receivables on the condensed consolidated balance sheet.
     Market Square CLO, DFR MM CLO and Deerfield TRS (Bahamas) Ltd. are foreign subsidiaries that are generally exempt from federal and state income taxes because they restrict their activities in the United States to trading stocks and securities for their own accounts. DFR is required, however, to include, on an annual basis, foreign taxable income in its calculation of taxable income, regardless of whether that income is distributed to DFR.
     Because of the Company’s decision to terminate its REIT status effective January 1, 2008, the Company has recorded deferred taxes as of September 30, 2008 in accordance with SFAS No. 109, Accounting for Income Taxes ("SFAS No. 109”). DFR records deferred tax assets and liabilities for the future tax consequences attributable to differences between the GAAP carrying amounts and their respective income tax bases. Deferred tax liabilities are deferred tax consequences attributable to taxable temporary differences representing future taxable items, while deferred tax assets are deferred tax consequences attributable to deductible temporary differences, operating loss carryforwards and tax credit carryforwards representing future deductible items. As required by SFAS No. 109, DFR recorded deferred tax assets and liabilities using enacted tax rates that are expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized.
     In determining the amount of the deferred tax asset to recognize in the financial statements, DFR first scheduled the reversal of deductible and taxable temporary differences as of December 31, 2007, as well as new temporary differences originating in 2008, for amounts to be realized in the current and in subsequent taxable years. Then, DFR evaluated the likelihood of realizing such benefits in future periods, which requires the recognition of a valuation allowance to reduce any deferred tax assets to an amount that is more likely than not to be realized. SFAS No. 109 indicates a “more likely than not” standard is a level of likelihood of more than 50% that a deferred tax asset will be realized in future tax periods, due to the existence of sufficient taxable income of the appropriate character within the carryforward period available under the current law.

     Under SFAS No. 109, DFR is required to identify and consider all available evidence, both positive and negative, in determining whether it is more likely than not that all or some portion of the deferred tax assets will not be realized. Examples of positive evidence include, but are not limited to, the following: existing contracts that will produce income in the future, strong history of earnings exclusive of the loss that created the future deductible amounts, excess appreciated asset value over the tax basis and expected earnings in future years. Examples of negative evidence include, but are not limited to, the following: recent cumulative losses, expected future losses, a history of operating losses or tax credit carryforwards expiring and adverse industry trends. The weight given to the negative and positive evidence should be commensurate with the extent to which it can be objectively verified. If the weight of the positive evidence is sufficient to support a conclusion that it is more likely than not that a deferred tax asset will be realized, a valuation allowance should not be recorded. Significant judgment is involved in this process and, due to the Company’s recent conversion to C corporation status, this is the first time that the Company has been required to perform this evaluation on a consolidated basis.
     As of September 30, 2008, the Company concluded that, due to the ongoing disruption and uncertainty in the credit markets, a full valuation allowance on the deferred tax asset would be recorded. Accordingly, as of September 30, 2008, the Company has recognized a gross deferred tax asset of $325.4 million, a deferred tax liability of $2.4 million and a valuation allowance for deferred tax assets in the amount of $323.0 million. As such, the Company recognized no net deferred tax asset as of September 30, 2008.
     In future reporting periods, the Company will continue to reassess its ability to recognize additional deferred tax assets. If management concludes, after evaluation of all positive and negative evidence, that realization of the deferred tax asset is more likely than not, then the Company will remove some or all of the valuation allowance and recognize a deferred tax asset at that time, which will impact the Company’s recorded income tax expense or benefit on the condensed consolidated statement of operations.
     As of September 30, 2008, DFR had a federal net operating loss (“NOL”) of approximately $45.0 million, which will be available to offset future taxable income, subject to the limitations described below. If not used, this net operating loss will begin to expire in 2028. The Company also had capital losses (“NCLs”) in excess of capital gains of $349.0 million as of September 30, 2008, which can be carried forward to offset future capital gains, subject to the limitations described below. If not used, $35.2 million of this carryforward will expire in 2012, and the remaining portion will expire in 2013. No assurance can be provided that the Company will have future taxable income or future capital gains to benefit from its NOL and NCL carryovers. In addition, the Company’s NOL and NCL carryovers may be limited by Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (“the Code”) if it undergoes an “ownership change” (as defined in those sections). If such an ownership change occurs, the Company’s ability to use its NOLs, NCLs and certain recognized built-in losses to reduce its taxable income in a future year would be limited to an annual amount (the “Section 382 limitation”) equal to the fair market value of its stock immediately prior to the ownership change multiplied by the “long term tax-exempt interest rate” (which is currently 4.94%). In the event of an ownership change, NOLs and NCLs that exceed the Section 382 limitation in any year will continue to be allowed as carryforwards for the remainder of the carryforward period, and such NOLs and NCLs can be used to offset taxable income for years within the carryforward period subject to the Section 382 limitation in each year. However, if the carryforward period for any NOL or NCL were to expire before that loss had been fully utilized, the unused portion of that loss would be lost.
     For the three and nine months ended September 30, 2008, the Company recognized income tax expense of $4.7 million and $0.4 million, respectively.

     The table below details the significant components of the Company’s deferred tax asset and deferred tax liability and associated valuation allowance as of September 30, 2008 (in thousands):

Deferred tax assets:

Provision for loan loss	$10,066
RMBS book/tax differences	16,601
Unrealized gains/losses-bank loans	15,727
Impairment charges on intangible assets and goodwill	52,223
Net loss on terminated tax hedges	60,249
Other unrealized net losses	6,133
Accrued expenses	3,783
Excess capital losses	139,257
Net operating loss carryforward	18,124
Other	3,212

Gross deferred tax asset	325,375
Less: Valuation allowance	(322,989)

Deferred tax asset	2,386

Deferred tax liability	(2,386)

Net deferred tax asset	$—

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Taxable income (loss) calculations differ from GAAP income calculations in a variety of ways, which create deferred tax assets or liabilities. Two significant differences include the timing of amortization of premium and discounts and the timing of the recognition of gains or losses on assets. The rules for both GAAP and tax accounting for loans and securities are technical and complicated, and the impact of changing interest rates, actual and projected prepayment rates and actual and projected credit losses can have a very different impact on the amount of GAAP and tax income (loss) recognized in any one period. To determine taxable income (loss), the Company is not permitted to anticipate, or reserve for, credit losses, which include provisions for loan losses, unrealized gains/losses and impairments on intangible assets and goodwill. Taxable income (loss) can only be reduced by actual realized losses. Furthermore, for tax purposes, actual realized capital losses are only deductible to the extent that there are actual realized capital gains to offset the losses.
     Another significant difference is the accounting for interest rate swaps designated as hedges for tax purposes. On January 1, 2008, the Company elected to de-designate all previously designated interest rate swaps for GAAP purposes in conjunction with the adoption of SFAS No. 159. For tax purposes, however, these interest rate swaps continued as designated tax hedges (identified as such under Code Section 1221(a)(7) and Treasury Regulation §1.1221-2) to manage the interest rate risk associated with borrowing made or to be made. For GAAP and tax purposes, prior to the de-designation, interest income and expense was accrued for designated interest rate swaps, while changes in fair value were primarily recorded into other comprehensive income (to the extent effective as a hedge), and gains and losses realized upon termination were deferred and amortized into interest income or expense over the remaining original hedge period. After de-designation, tax accounting still follows this methodology while GAAP follows a different methodology as described in Note 10, which creates significant differences in taxable income calculations versus GAAP income calculations. As of September 30, 2008, the Company had $151.2 million of unamortized interest rate swap losses which will amortize as ordinary deductions over the next several years for tax purposes.

     A reconciliation of the statutory income tax provision to the effective income tax provision is as follows:

	Three months ended		Nine months ended
	September 30, 2008		September 30, 2008
	Tax	Rate	Tax	Rate
	(In thousands)		(In thousands)
Pretax book income at statutory tax rate	$(60,636)	39.85%	$(244,839)	39.85%
Non-U.S. income taxed at different rates	12	-0.01%	50	-0.01%
Permanent Differences:
Nondeductible expenses	21	-0.01%	22	0.00%
Nondeductible goodwill	—	0.00%	3,288	-0.54%
Tax effect of REIT termination effective January 1, 2008	(257,694)	169.35%	(81,550)	13.27%
Valuation allowance	322,606	-212.01%	322,989	-52.56%
Other	409	-27.00%	424	-0.07%

Total income tax expense	$4,718	-3.10%	$384	-0.06%

20. SEGMENT REPORTING
     The Company began operating in two reportable segments, Investment Management and Principal Investing, following the completion of the Merger. Management evaluates the performance of each business unit based on segment results, expenses and revenues. It is also important to understand when viewing segment results that they include direct and allocated expenses and revenues. The following summarizes the financial information concerning the Company’s reportable segments (as described in Note 1) for the three and nine months ended September 30, 2008:

	For three months ended September 30, 2008
	(In thousands)
	Investment	Principal
	Management	Investing	Eliminations		Consolidated
Interest income	$127	$20,379	$—		$20,506
Interest expense	1,719	9,952	—		11,671

Net interest (expense) income	(1,592)	10,427	—		8,835
Provision for loan losses	—	15,459	—		15,459

Net interest (expense) income after provision for loan losses	(1,592)	(5,032)	—		(6,624)
Investment advisory fees	11,158	—	(2,143)		9,015

Total net revenues	$9,566	$(5,032)	$(2,143	) (1)	$2,391

Depreciation and amortization	$2,498	$—	$—		$2,498
Income tax expense (benefit)	$8,302	$(3,584)	$—		$4,718
Net loss	$(119,183)	$(37,700)	$—		$(156,883)

	For nine months ended September 30, 2008
	(In thousands)
	Investment	Principal
	Management	Investing	Eliminations		Consolidated
Interest income	$624	$103,056	$—		$103,680
Interest expense	5,273	66,419	—		71,692

Net interest (expense) income	(4,649)	36,637	—		31,988
Provision for loan losses	—	19,961	—		19,961

Net interest (expense) income after provision for loan losses	(4,649)	16,676	—		12,027
Investment advisory fees	44,018	—	(10,525)		33,493

Total net revenues	$39,369	$16,676	$(10,525	) (1)	$45,520

Depreciation and amortization	$7,765	$—	$—		$7,765
Income tax expense	$111	$273	$—		$384
Net loss	$(139,229)	$(475,572)	$—		$(614,801)

As of September 30, 2008
(In thousands)
Identifiable assets	$71,588	$1,150,131	$(465)	(2)	$1,221,254

(1)	Represents the fees charged to the Principal Investing segment by the Investment Management segment on a cost plus basis for investment advisory, management and operational services.

(2)	Represents the payable for fees charged to the Principal Investing segment by the Investment Management segment and the intercompany receivable from the Principal Investing segment for expenses paid by the Investment Management segment which have not yet been reimbursed by the Principal Investing segment.
21. COMMITMENTS AND CONTINGENCIES
Legal Proceedings
     As previously reported, the SEC is conducting an investigation relating to certain practices associated with the offer, purchase or sale of collateralized mortgage obligations and real estate mortgage investment conduits (“REMICs”) and the creation of re-REMICs. The investigation concerns certain mortgage securities transactions effected by DCM for the Company in 2005 and 2006. The Company cannot predict the outcome of this investigation.
     In the ordinary course of business, the Company may be subject to legal and regulatory proceedings that are generally incidental to its ongoing operations. While there can be no assurance of the ultimate disposition of such proceedings, the Company does not believe their disposition will have a material adverse effect on the Company’s consolidated financial statements.
NYSE Listing
     The Company’s common stock is currently listed on the New York Stock Exchange (the “NYSE”). However, the Company is not in compliance with certain of the NYSE’s continued listing standards and expects to be delisted by the NYSE.
     On October 1, 2008, the Company notified the NYSE that it had terminated its REIT status. The termination of a company’s REIT status constitutes a failure to maintain compliance with an NYSE continued listing standard unless the company can, at such time, satisfy the NYSE’s initial listing standards for regular corporations. The Company is currently unable to satisfy those initial listing standards.

     The Company has submitted listing applications to the NASDAQ Stock Market (the “NASDAQ”) and the American Stock Exchange (the “AMEX”) and is working to transfer its common stock listing from the NYSE to the NASDAQ or the AMEX. However, any such transfer of the Company’s common stock listing is subject to the Company’s ability to satisfy the initial listing standards of the NASDAQ or the AMEX, as applicable and the Company may be unable to satisfy those standards. If the listing is transferred to either the NASDAQ or AMEX, the Company’s stock is expected to continue to trade under the ticker symbol “DFR.” In an effort to ensure compliance with the NASDAQ’s or AMEX’s initial listing standards the Company effected a 1-for-10 reverse stock split after the close of business on October 16, 2008.
Rothschild Compensation Agreement
     On July 29, 2008, the Company entered into a letter agreement (the “Rothschild Compensation Agreement”) with Peter H. Rothschild setting forth the fees payable to him for his services as Interim Chairman of the Board for the 2008 calendar year. Mr. Rothschild has been a member of the Board since December 2004 and the Interim Chairman of the Board since April 19, 2007. The Rothschild Compensation Agreement provides for a base fee for 2008 of no less than $500,000 (less $20,000 previously paid to Mr. Rothschild in 2008 for his services as Interim Chairman of the Board). The Rothschild Compensation Agreement also provides for two discretionary fees, a “Capital Transaction Success Fee” not to exceed $1,000,000 and an “Other Success Fee” not to exceed $500,000, that may be paid if certain specified conditions are met. The conditions for payment of the discretionary fees include, but are not limited to, Mr. Rothschild playing an instrumental role in arranging and completing a strategic transaction that substantially increases shareholder value. The Compensation Committee of the Board has complete discretion over whether to award the Capital Transaction Success Fee and Other Success Fee and over the amount of the fees and the portion payable as cash or non-cash compensation.
Other Commitments
     The Company had unfunded commitments on bank loans of $7.9 million as of September 30, 2008. The timing and amount of additional funding on these bank loans are at the discretion of the borrower.
22. SUBSEQUENT EVENTS
Trust Preferred Securities
     On November 7, 2008, the Company entered into a letter agreement (the “November Letter Agreement”) with the representative of the holders of its trust preferred securities. The November Letter Agreement provided a waiver of any prior noncompliance by DC LLC with the Net Worth Covenant and waived any future noncompliance with the Net Worth Covenant through April 1, 2010. The Company and the representative of the holders of the trust preferred securities agreed in the November Letter Agreement that the Company would be prohibited from incurring additional indebtedness except for indebtedness permitted to be incurred in accordance with provisions that are substantially similar to the provisions of the agreements governing the Series A and Series B Notes and making additional dividends or distributions on its capital stock except as permitted in accordance with provisions that are substantially similar to the provisions of the agreements governing the Series A and Series B Notes and that the representative of the holders of the trust preferred securities would have certain inspection rights. The Company and the representative of the holders of the trust preferred securities agreed to enter into supplemental indentures to the indentures governing each of the Trusts to reflect the foregoing agreement within 30 days of the date of the November Letter Agreement. The Company agreed to pay a one time fee of $375,000 to the representative of the holders of the trust preferred securities in connection with the November Letter Agreement and the related supplemental indentures.
Cost Savings Initiative
     In November 2008, in response to market conditions, the Board approved a cost saving initiative (“the 2008 Plan”). The 2008 Plan is intended to more properly align the Company’s cost structure with projected revenue streams and is expected to increase the Company’s positive cash flows to better position it for both the current market environment and longer-term growth. The 2008 Plan involves reducing headcount by 25 people, or approximately 27% of the current workforce, and decreasing compensation expenses in other areas. The compensation payable to those 25 employees accounts for approximately 37% of the Company’s annual compensation expense. The headcount reductions are largely related to the fixed income arbitrage trading business and the associated back-office infrastructure. On an annual basis, once fully implemented, the 2008 Plan is expected to save approximately $10.0 million of compensation and benefit expense and in excess of $1.0 million of other general operating expenses. The Company expects to incur severance expenses related to the 2008 Plan of approximately $1.0 million to $1.3 million in the aggregate during the fourth quarter of 2008, which the Company expects to pay primarily during the fourth quarter of 2008 and the first quarter of 2009. These costs are not included in the September 30, 2008 condensed consolidated financial statements. The Company expects each individual affected by the 2008 Plan to enter into a Transition Employment Agreement in one of the forms filed as Exhibit 10.2 to this quarterly report on Form 10-Q.
     Following the headcount reductions contemplated by the 2008 Plan, the Company will have approximately 65 employees, which the Company believes is adequate for managing the existing businesses. The Company believes that it has retained its core management capability, which will allow the Company to expand its business within its targeted growth strategies.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The statements in this discussion regarding the industry outlook and our expectations regarding the future performance of our business and the other non-historical statements in this discussion are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in this quarterly report on Form 10-Q beginning on page 3 under the title “Special Note Regarding Forward Looking Statements” and “Part II — Item 1A. Risk Factors” and in our Annual Report on Form 10-K filed on February 29, 2008, as amended, in “Part I — Item 1A. Risk Factors.” You should read the following discussion together with our condensed consolidated financial statements and notes thereto included in “Part I — Item 1. Financial Statements” of this Form 10-Q. Unless otherwise noted or the context otherwise requires, we refer to Deerfield Capital Corp. as “DFR,” to DFR and its subsidiaries as “we,” “us,” “our,” or “our company,” to Deerfield & Company LLC, one of our indirect wholly-owned subsidiaries, as “Deerfield,” and to Deerfield Capital Management LLC, our former external manager and another of our indirect wholly-owned subsidiaries, as “DCM.” We refer to our acquisition of Deerfield pursuant to a merger agreement, dated as of December 17, 2007, among us, DFR Merger Company, LLC (our wholly-owned subsidiary that was merged into Deerfield), Deerfield and Triarc Companies, Inc., or Triarc (as sellers’ representative), by which DFR Merger Company, LLC was merged with and into Deerfield on December 21, 2007, as the “Merger.”
     General
     DFR is a Maryland corporation with a principal investing portfolio of approximately $1.0 billion as of September 30, 2008, comprised of fixed income investments, including residential mortgage backed securities, or RMBS, and corporate debt. In addition, through our subsidiary, DCM, we managed approximately $11.9 billion of client assets ($595.0 million of which is also included in our investment portfolio) as of October 1, 2008, including government securities, corporate debt, RMBS and asset-backed securities, or ABS. Historically, we had elected to be taxed as a real estate investment trust, or REIT. Our status as a REIT terminated (retroactive to January 1, 2008) during the third quarter of 2008 when, in an effort to increase stockholder value, we converted to a C corporation to maximize use of potential significant tax benefits and provide more flexibility with respect to future capital investment.
     Overview
     As of September 30, 2008, our Agency RMBS and non-Agency RMBS (as defined below) portfolios were $394.3 million and $20.2 million, respectively. This represents an approximate 93.5% reduction in our RMBS holdings since December 31, 2007. See “Significant RMBS Portfolio Activity” below for a discussion of the significant sales of our RMBS portfolio during the three months ended March 31, 2008. During the three months ended June 30, 2008, we experienced a 5.0% reduction of our RMBS holdings, primarily as a result of the receipt of principal paydowns. During the three months ended September 30, 2008, the reduction of the RMBS balance of 6.7% was comprised of principal paydowns of $16.4 million and unrealized losses of $13.3 million.
     As of September 30, 2008, our book value was $9.50 per share. Unencumbered RMBS and unrestricted cash and cash equivalents aggregated approximately $49.6 million at September 30, 2008. In addition, net equity in the financed RMBS portfolio (including associated interest rate swaps), excluding the unencumbered RMBS included above, totaled approximately $28.5 million at September 30, 2008. In total, we had cash and cash equivalents, unencumbered liquid securities and net equity in financed liquid securities of approximately $78.1 million as of September 30, 2008. We believe our current cash and cash equivalents, unencumbered liquid securities, net equity in financed liquid securities and cash flows from operations are adequate to meet anticipated long term (greater than one year) liquidity requirements.

     During the three months ended September 30, 2008, the credit environment continued to worsen, and we experienced additional declines in our overall market capitalization. In addition to declines in values for assets held in the Principal Investing segment, our Investment Management segment was also negatively impacted by the global credit crisis which has reduced investment advisory fees and net income. As a result, we performed an analysis for possible goodwill impairment and determined that, as of September 30, 2008, the remaining goodwill balance related to the Merger of $78.2 million was impaired. We also recorded $32.1 million in impairment charges related to intangible assets during the three months ended September 30, 2008, consisting of $30.6 million on intangible assets related to the management contract for our remaining investment fund, which exhibited poor performance during the quarter resulting in significant notice of redemptions by investors and is expected to be liquidated no later than November 30, 2008, and $1.5 million of intangible assets related to the management contracts associated with two market value collateralized loan obligations, or CLOs, which are now liquidated or pending liquidation. As a result of these impairment charges related to our goodwill and intangible assets and the effect that such charges had on our ability to comply with the net worth covenant contained in the agreements governing our trust preferred securities, we entered into a letter agreement on November 7, 2008 that provided a waiver of any prior noncompliance with the minimum net worth covenant and waived any future noncompliance with such covenant through April 1, 2010. See Recent Developments for a complete discussion of the letter agreement.
     We are focused on optimizing the Investment Management segment of our business by launching new investment products that will diversify our revenue streams while highlighting our core competencies of credit analysis and asset management. We intend to make co-investments in certain of these new investment products. We believe that the growth of fee based income through the management of alternative investment products will provide the most attractive risk-adjusted return on capital. Additionally, we continue to explore strategic opportunities in order to maximize value for our stockholders.
     On July 17, 2008, we acquired the management contract for Robeco CDO II Limited, or Robeco CDO, a CDO previously managed by Robeco Investment Management, Inc. Robeco CDO is collateralized primarily by high-yield corporate bonds. This acquisition was in line with our previously announced strategy to acquire CDO management contracts from asset managers, and we are continuing to explore the possibility of acquiring additional management contracts in a similar fashion.
     We effected a 1-for-10 reverse stock split of our common stock after the close of business on October 16, 2008. Share and per share amounts reflected throughout this quarterly report on Form 10-Q have been retroactively restated to reflect the reverse stock split.
     Significant RMBS Portfolio Activity
     During the first nine months of 2008, we were adversely impacted by the continuing deterioration of global credit markets. The most pronounced impact was on our non-Agency RMBS portfolio. This portfolio experienced a significant decrease in value during the first three months of 2008 fueled by the credit crisis. This negative environment affected our ability to successfully finance and hedge our RMBS assets in several ways. First, as financing conditions worsened and the value of our non-Agency RMBS portfolio declined, we sold a significant portion of our non-Agency RMBS and Agency RMBS to improve our liquidity.
     Second, repurchase agreement counterparties in some cases ceased financing non-Agency collateral (including collateral such as ours) and, in other cases, significantly increased the equity, or “haircut,” required to finance such collateral. The reduction of available counterparties further restricted our ability to obtain financing on favorable terms.
     Finally, we have a long standing practice of hedging a substantial portion of the interest rate risk that we incur in connection with financing the RMBS portfolio. This hedging is generally accomplished through interest rate swaps under which we agree to pay a fixed interest rate in return for receiving a floating interest rate. As the credit environment worsened in early 2008, it created a flight to U.S. Treasury securities and prompted further Federal Reserve rate cuts and interest rates decreased sharply. This, in turn, required us to post additional collateral to support declines in our interest rate swap portfolio. While Agency RMBS demonstrated offsetting gains providing releases of certain margin, non-Agency RMBS experienced significant price declines which, coupled with losses on our interest rate swap portfolio, exacerbated the strain on our liquidity.

     The combined impact of these developments resulted in the acceleration of our strategy to decrease investment in non-Agency RMBS and to seek to liquidate other assets to significantly reduce leverage in our balance sheet in an effort to support liquidity needs. Specifically, the following actions were taken during the three months ended March 31, 2008:
•	Agency RMBS with an amortized cost of $4.6 billion were sold at a net realized gain of $24.4 million.

•	Non-Agency RMBS with an amortized cost of $1.6 billion were sold at a net realized loss of $193.5 million.

•	The net notional amount of interest rate swaps used to hedge the RMBS portfolio was reduced by $6.2 billion. Net losses in this portfolio for the three months ended March 31, 2008 totaled $219.3 million.
Our Business
     Our business is managed in two operating segments: Investment Management and Principal Investing. Our Investment Management segment involves earning investment advisory fees for managing a variety of investment products including CDOs, a private investment fund and separately managed accounts. Our Principal Investing segment is comprised primarily of Agency RMBS, non-Agency RMBS and Corporate Loans (as defined below).
     Agency-issued RMBS are backed by mortgage loans and are guaranteed as to principal and interest by federally chartered entities such as the Federal National Mortgage Association, or Fannie Mae, or the Federal Home Loan Mortgage Corporation, or Freddie Mac, and, in the case of the Government National Mortgage Association, or Ginnie Mae, the U.S. government. As a result of adverse conditions in the mortgage market, both Fannie Mae and Freddie Mac have experienced significant financial difficulties. On September 7, 2008, the Federal Housing Finance Agency, or FHFA, placed Fannie Mae and Freddie Mac into conservatorship, which is a statutory process pursuant to which the FHFA will operate Fannie Mae and Freddie Mac as conservator in an effort to stabilize these entities. See “Part II — Item 1A. Risk Factors” for additional information concerning the Fannie Mae and Freddie Mac conservatorship. We refer to these entities as “Agencies” and to RMBS guaranteed or issued by the Agencies as “Agency RMBS.” Our Agency RMBS portfolio consists of Fannie Mae and Freddie Mac securities. Our non-Agency RMBS portfolio consists primarily of securities that are currently rated between AA and AAA by the major rating agencies, although we do hold one B-rated security that, as of September 30, 2008, constituted 10% of our $20.2 million non-Agency RMBS portfolio. We refer to our investments in senior secured loans (first lien and second lien term loans), senior subordinated debt facilities and other junior securities, typically in middle market companies across a range of industries, as “Corporate Loans.”
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

AUM
     The following table summarizes the assets under management, or AUM, for each of the Investment Management segment product categories as of October 1, 2008:

	Number of	AUM as of
	Accounts	October 1, 2008 (1)
		(In thousands)
CDOs (2)
CLOs (3)	14	$4,738,850
Asset-backed securities	12	5,780,808
Corporate bonds	3	797,139

Total CDOs	29	11,316,797

Investment Fund (4)
Fixed income arbitrage	1	330,959

Separately managed accounts (5)	6	267,295

Total AUM (6)		$11,915,051

(1)	AUM numbers are reported as of October 1, 2008, rather than as of September 30, 2008.

(2)	CDO AUM numbers generally reflect the aggregate principal or notional balance of the collateral and, in some cases, the cash balance held by the CDOs and are as of the date of the last trustee report received for each CDO prior to October 1, 2008. Our CDOs/CLOs AUM includes AUM related to our structured loan fund.

(3)	The AUM for our Euro-denominated CLO has been converted into U.S. dollars using the spot rate of exchange on September 30, 2008.

(4)	The number of accounts for the Investment Fund does not include feeder funds, which are funds that invest all or substantially all of their assets into a trading fund which we manage, although some of our management fees are paid pursuant to contracts with those feeder funds. This Investment Fund is expected to be liquidated no later than November 30, 2008.

(5)	AUM for certain of the separately managed accounts is a multiple of the capital actually invested in such account. Management fees for these accounts are paid on this levered AUM number.

(6)	Included in Total AUM are $294.1 million and $300.9 million related to Market Square CLO Ltd., or Market Square CLO, and DFR Middle Market CLO Ltd., or DFR MM CLO, respectively, which amounts are also included in the total reported for the Principal Investing segment. DCM manages these CDOs but is not contractually entitled to receive any management fees for so long as 100% of the equity is held by Deerfield Capital LLC, or DC LLC, or an affiliate thereof. All other amounts included in the Principal Investing portfolio are excluded from Total AUM.
Principal Investing Segment
     Income from our Principal Investing segment is generated primarily from the net spread, or difference, between the interest income we earn on our investment portfolio and the cost of our borrowings net of hedging activities, as well as the recognized gains and losses on our investment portfolio, including provision for loan losses, if any. Our net interest income will vary based upon, among other things, the difference between the interest rates earned on our interest-earning investments and the borrowing costs of the liabilities used to finance those investments. We use leverage to seek to enhance our returns, which can also magnify losses. The cost of borrowings to finance our investments comprises a significant portion of our operating expenses.

     The following table is a summary of our Principal Investing segment by asset class:

	September 30, 2008
	Carrying	% of Total
Principal Investments	Value	Investments
	(In thousands)
RMBS	$414,502	39.5%
Corporate leveraged loans:
Loans held in DFR MM CLO	256,818	24.5%
Loans held in Wachovia Facility	77,676	7.4%
Other corporate leveraged loans (1)	32,259	3.1%
Assets held in Market Square CLO (2)	250,082	23.8%
Commercial real estate loans and securities	12,371	1.2%
Equity securities	4,764	0.5%

Total Investments	1,048,472	100.0%

Allowance for loan losses	(21,596)

Net Investments	$1,026,876

(1)	Other corporate leveraged loans excludes credit default swaps and total return swaps.

(2)	Includes syndicated bank loans of $245.0 million, high yield corporate bonds of $2.9 million and ABS of $2.2 million as of September 30, 2008.
Trends
     The following trends may also affect our business:
     Credit market dislocation. The third quarter of 2008 was extremely volatile and presented many challenges. During the quarter, global financial markets came under increased stress as problems in the U.S. residential mortgage market spread to the broader economy and the global financial sector. In addition, fears of a global recession increased and were exacerbated by further declines in the housing and credit markets in the U.S. and Europe, which heightened concerns over the creditworthiness of some financial institutions. As a result, most sectors of the financial markets experienced declines over the quarter, including international equity and credit markets, driven, in part, by deleveraging and difficulty pricing risk in the market that has been affecting investors all over the world.
     Liquidity. We depend on the capital markets to finance our investments in RMBS. We enter into repurchase agreements to provide short term financing for our RMBS portfolio. Commercial and investment banks have historically provided sufficient liquidity to finance our mortgage portfolio. Recent and continuing market events, however, have caused such firms to change their credit standards and generally reduce the loan amounts available to borrowers, resulting in a decrease in overall market liquidity. This has reduced our access to repurchase financing, particularly with respect to the non-Agency portion of our RMBS portfolio. This reduction in liquidity reduced the market valuations of our non-Agency RMBS, which resulted in our need to post additional margin and, ultimately, to sell a significant portion of our RMBS portfolio at a time when we would not otherwise have chosen to do so. The market dislocation has put significant downward pressure on the value of RMBS across the credit spectrum, resulting in significant losses, which has also had a significant negative effect on our liquidity.

     Although we do not have direct exposure to the sub-prime mortgage sector, the current default trends in that sector and the resulting weakness in the broader mortgage market could adversely affect our lenders, causing one or more of them to be unwilling or unable to provide us with additional or continuing financing. This could increase our financing costs and further reduce our liquidity. The failure of one or more major market participants could reduce the marketability of all fixed income securities, including Agency RMBS, which could reduce the value of the securities in our portfolio, thus reducing our net book value. If our lenders are unwilling or unable to provide us with additional financing, we could be forced to sell a large portion of our securities at an inopportune time or on unfavorable terms. However, because the vast majority of our current RMBS portfolio consists of Agency RMBS, we believe that we are better positioned to convert our investment securities to cash or to negotiate an extended borrowing term should our lenders reduce the amount of the financing available to us.
     Corporate credit performance. Earlier periods had demonstrated reasonably stable corporate credit performance, as evidenced by the relatively low corporate default rates. More recently, however, corporate default rates have begun to increase as the economy has continued to weaken. A further weakening of the U.S. economy would likely have an even more pronounced negative impact on corporate credit performance, which could result in an increase in corporate default rates. Such an increase would likely reduce the returns associated with certain of our investments, particularly the corporate leveraged loans held in both our Principal Investing segment portfolio and in certain of the vehicles managed within our Investment Management segment. Furthermore, such an increase in default rates would likely increase our allowance for loan losses on loans held for investment and increase our valuation allowance on loans held for sale. Additionally, an increase in default rates would likely generate realized losses in our portfolios. These events could result in significant losses and a reduction in our book value. Increases in defaults could also cause us to hit certain structural triggers in the CDOs that we own and manage. These CDOs generally contain certain structural provisions, including, but not limited to, overcollateralization requirements and/or market value triggers that are meant to protect investors from deterioration in the credit quality of the underlying collateral pool.
     Credit spreads. Over the past several years, the credit markets experienced tightening credit spreads mainly due to the strong demand for lending opportunities. Over the second half of 2007 and the first nine months of 2008, however, there was significant widening of credit spreads across all of the credit markets. This widening was most pronounced in the third quarter of 2008. This widening has resulted in a decline in the fair value for most of our investments and in the securities we manage, which has resulted in a decline in our book value and a reduction in our AUM. A continued widening could reduce our book value but could also have the positive effect of increasing net interest income on future investment opportunities. However, we would need to have capital available to take advantage of these investment opportunities. We are currently unable to take significant advantage of the increased yields available on investments due to a lack of available capital.
     CDO financing and management. The reduction in liquidity and widening of credit spreads have resulted in significant downward pressure on the market values of assets typically held in and financed by CDOs. These decreased market values, along with increased default rates on ABS and significant rating agency downgrades of the collateral underlying certain of our CDOs, have made it more likely that our CDOs may trigger certain of their structural protections or events of default, either of which would reduce our management fees and our AUM. Declines in market prices of bank loans in the third quarter of 2008 have caused certain market value CLOs managed by DCM to trip their market value triggers. See “Results of Operations — Investment Management Segment — CDOs” for further information.
     We anticipate that, given current market conditions, it will be significantly more difficult to create new CDOs in the near term than it has been in the past. Conditions in the credit markets have led to banks charging higher fees to warehouse collateral for the CDOs prior to their closing and potential investors demanding significantly increased interest rates on CDO liabilities. To the extent that we are successful in creating new CDOs, the management fees we earn from managing those CDOs may be at a significantly lower rate than what we averaged previously. This may affect our ability to grow our AUM and revenue.
     During 2008, the CDO management market experienced some consolidation, evidenced by CDO management contracts being transferred to or acquired by larger, more established CDO managers. We expect this trend to continue in the near term and are looking to take advantage of this trend by acquiring CDO management contracts.

     Interest rate environment. From September 18, 2007 to September 30, 2008, the Federal Reserve decreased the Federal Funds, or Fed Funds, rate on seven occasions by an aggregate of 325 basis points, from 5.25% to 2.00%. Since September 30, the Federal Reserve lowered the rate twice more, from 2.00% to 1.00% as of October 31, 2008. The Fed Funds rate is the interest rate at which depository institutions lend balances at the Federal Reserve to other depository institutions overnight. While these decreases generally caused a drop in the London interbank offered rate, or LIBOR, during the third quarter LIBOR temporarily spiked higher, due to general weakness in the international bank system, which causes banks to raise the rates under which they were willing to lend to one another. Due to our interest rate hedging program, the changes in our borrowing costs were largely offset by our hedges, and our effective cost of funding remained relatively stable. Greater volatility in market interest rates will place a higher degree of reliance on the effectiveness of our interest rate hedging strategies including in the other funds we manage. Additionally, the fair value changes in the Agency RMBS portfolio associated with shifts in term interest rates were generally offset by our portfolio of swap hedges of varying maturities. Because we own hybrid adjustable mortgages which contain caps on the interest rate, a significant rise in rates after the initial fixed rate period would also decrease net interest income if the financing rate is higher than the capped rate.
     Shape of the yield curve. During the first nine months of 2008, the yield curve continued to steepen, with the yield on the three-month U.S. Treasury bill decreasing by 233 basis points, while the yield on the five-year U.S. Treasury note decreased by only 46 basis points. It is difficult to predict the future shape of the yield curve. If the yield curve continues to steepen, we would likely experience increases in our net interest income on our RMBS, as the financing of our RMBS is usually shorter in term than the fixed rate period of our RMBS, which is heavily weighted towards hybrid adjustable rate RMBS. Similarly, if the curve inverts, our net interest income would likely decrease. We expect our hedging program to offset some of the impact of changes in the shape of the yield curve, but, since we do not hedge 100% of our interest rate exposure, the impact from the hedges will not fully offset the impact to net interest income.
     Prepayment rates. Prepayment rates generally increase when interest rates fall and decrease when they rise, but the precise impact of interest rate changes on prepayment rates is difficult to predict. Prepayment rates also may be affected by other factors, including conditions in the housing and financial markets, conditions in the mortgage origination industry, general economic conditions and the relative interest rates on adjustable-rate and fixed-rate mortgage loans. During the third quarter of 2008, the continued tightening of lending standards in the mortgage finance market muted the sensitivity of prepayment speeds to interest rates when compared to historical experience. Despite generally lower interest rates, the average prepayment speed of our RMBS portfolio has not experienced the same increase in prepayment speed that would normally be expected for such changes in rates. We expect this phenomenon to continue as long as the housing market continues to weaken and the credit markets remain tight.
     Valuation of investments. Recent events in the financial markets have resulted in the offer for sale of a significant amount of investment assets, increasingly under distressed circumstances, with limited financing available to potential buyers. This increase in investment assets for sale, together with investors’ diminished confidence in being able to assess the credit quality of credit-sensitive investments, has caused significant price volatility in previously stable asset classes. As a result, the valuation process for certain investment classes has become more uncertain and subjective, and prices obtained through such process may not necessarily represent what we would receive in an actual sale of a given investment.
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
The types of assets carried at Level 1 generally are equity securities listed on an active exchange. We held no Level 1 securities as of September 30, 2008.
Level 2 - inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly, or indirectly, for substantially the full term of the financial instrument.
Our assets and liabilities that are generally included in this category are Agency RMBS, U.S. Treasury bills and interest rate derivatives. As of September 30, 2008, $394.3 million, or 93.3%, of our financial assets are classified as Level 2 within the fair value hierarchy, and $7.8 million, or 98.6%, of our financial liabilities (consisting solely of interest rate derivative liabilities) are classified as Level 2.
Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value measurement. This includes situations where there is little, if any, market activity for the asset or liability.
Our assets and liabilities that are generally included in this category are non-Agency RMBS, commercial mortgage-backed securities, or CMBS, certain loans and loans held for sale, corporate bonds, preferred shares of CDOs, credit default swaps, or CDS, and total return swaps. As of September 30, 2008, $28.2 million, or 6.7%, of financial assets are classified as Level 3 within the fair value hierarchy, and $0.1 million, or 1.4%, of financial liabilities (consisting solely of non-interest rate derivative liabilities) are classified as Level 3.
     Net transfers out of Level 3 into Level 2 during the three and nine months ended September 30, 2008 were zero and $29.7 million respectively, and represented Agency RMBS priced by management by reference to dealer quotes at January 1, 2008 and via modeled valuation with inputs observable in the market as of June 30, 2008 and September 30, 2008.

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
     Many financial assets and liabilities have bid and ask prices that can be observed in the marketplace. Bid prices reflect the highest price that market participants are willing to pay for an asset. Ask prices represent the lowest price that market participants are willing to accept for an asset. For financial assets and liabilities whose inputs are based on bid-ask prices, our policy is to take the mid-point in the bid-ask spread to value these assets and liabilities as a practical expedient for determining fair value permissible under SFAS No. 157.
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
     Following is a description of the valuation methodologies used for instruments measured at fair value based on balance sheet classification, including the general classification of such instruments pursuant to the valuation hierarchy. We, from time to time, may make fair value adjustments to valuation methodologies described below under certain market conditions. We maintain a consistent policy and process for identifying when and how such adjustments should be made. To the extent that a significant fair value adjustment is made by management, the valuation classification would generally be considered a Level 3 within the fair value hierarchy.

Available-for-sale securities
     Available-for-sale securities include high-yield corporate bonds and ABS held in Market Square CLO Ltd., or Market Square CLO, CMBS and other investments. The fair value for high-yield corporate bonds represents a composite of the mid-point in the bid-ask spread of dealer quotes and are classified as Level 3 within the fair value hierarchy. The composite includes control procedures to identify outlying dealer quotes. The fair value of the available-for-sale CMBS is a model-based approach which includes, but is not limited to, spreads and prepayments rates which are generally observed in the market. The continuing illiquidity in the CMBS market has limited the availability of market data included in the valuation models. As such, CMBS are classified as Level 3 within the fair value hierarchy until market liquidity improves. The ABS held in Market Square CLO and other investments were priced at the mid-point of the bid-ask spread of dealer quotes and are classified as Level 3 within the fair value hierarchy. Securities valued by management by reference to dealer quotes and other similar measures are classified as Level 3 within the fair value hierarchy.
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
     Trading securities
     Trading securities include RMBS, U.S. Treasury bills and preferred shares of CDOs . The fair value for Agency RMBS generally represents a modeled valuation, which includes spreads and prepayment rates which are observable in the market. Agency RMBS are classified as Level 2 within the fair value hierarchy. The continuing illiquidity in the non-Agency RMBS market has limited the availability of market data which is included in the valuation models. Non-Agency RMBS are valued via model pricing and classified as Level 3 within the fair value hierarchy given this limited availability of observable market data. The non-Agency RMBS portfolio was priced by management by model pricing that management believes would be used by market participants and other market information as of September 30, 2008. Any securities valued via dealer quotes are classified as Level 3 within the fair value hierarchy.

     The U.S. Treasury bills are traded in a dealer market and are classified as Level 2 within the fair value hierarchy. The fair value for U.S. Treasury bills represents a composite of the mid-point in the bid-ask spread of dealer quotes. The composite includes control procedures to identify and remove outlying dealer quotes. We held no U.S. Treasury bills at September 30, 2008.
     The preferred shares of CDOs are valued by management by considering, among other things, available broker quotes. If a broker quote is unavailable, the preferred shares of CDOs are valued using a discounted future cash flows model that management believes would be used by market participants. Preferred shares of CDOs are classified as Level 3 within the fair value hierarchy.
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
     Loans Held for Sale
     Loans held for sale are carried at the lower of cost or fair value. If the fair value of a loan is less than its cost basis, a valuation adjustment is recognized in the condensed consolidated statements of operations, and the loan’s carrying value is adjusted accordingly. The valuation adjustment may be recovered if the fair value increases, which is also recognized in the condensed consolidated statements of operations. Loans held for sale are generally priced at a composite of the mid-point in the bid-ask spread of dealer quotes or based on the composite price of a different tranche of the same security if dealer quotes are unavailable for the specific tranche we own. In circumstances when no such quotes are available, pricing is based on a model. Loans held for sale are classified as Level 3 within the fair value hierarchy.
Fair Value Option
     On January 1, 2008, we also adopted SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities, or SFAS No. 159, which provides an option to elect fair value as an alternative measurement for selected financial assets not previously recorded at fair value. We elected the fair value option for RMBS and preferred shares of CDOs which were previously recorded as available-for-sale securities. In addition, we also elected to de-designate all interest rate swaps previously designated as hedges for accounting purposes. Prior to adoption and de-designation, the RMBS, preferred shares of CDOs and designated interest rate swaps were carried at fair value with changes in value recorded directly into equity through other comprehensive loss, to the extent effective as a hedge in the case of designated interest rate swaps. The election was applied to existing RMBS and preferred shares of CDOs as of January 1, 2008 and is also being applied prospectively to the same types of securities. Our fair value elections were intended to eliminate the operational complexities of applying hedge accounting while reducing the related future volatility in earnings. As of the adoption date, approximately $14.9 million of cumulative losses reflected in other comprehensive loss related to existing RMBS and preferred shares of CDOs with an estimated fair value at the adoption date of approximately $4.9 billion was reclassified to retained earnings as a cumulative-effect transition adjustment. As of the fair value option election date, all RMBS previously classified as available-for-sale and preferred shares of CDOs were reclassified from available-for-sale securities to trading securities.

     As of January 1, 2008, the other comprehensive loss related to the de-designation of interest rate hedges attributable to the adoption of SFAS No. 159 was $69.9 million. To the extent that the forecasted rolls on repurchase agreement transactions continued as anticipated, we would have amortized this loss and the $27.3 million in other comprehensive loss related to previously de-designated swaps from other comprehensive loss into interest expense over the remaining original hedge period, and all future changes in fair value would be reflected in the condensed consolidated statements of operations. However, due to the significant RMBS sales activity and corresponding repurchase agreement repayment during the three months ended March 31, 2008, forecasted rolls on the repaid repurchase agreements are not continuing as anticipated. As a result, a loss of $91.7 million was recognized during the three months ended March 31, 2008 in the condensed consolidated statements of operations in net loss on derivatives and the corresponding cumulative net loss relating to newly and previously de-designated interest rate swaps in other comprehensive loss was removed. The remaining $0.2 million of other comprehensive loss related to the terminated and de-designated swaps as of September 30, 2008 will be amortized over the remaining original hedge period. Additionally, we recorded a net increase to interest expense of $31,000 and $5.3 million, respectively, during the three and nine months ended September 30, 2008, respectively, related to the amortization of de-designated and terminated interest rate swaps.
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

Loans
     Our investments in loans are classified either as loans held for sale and carried on the condensed consolidated balance sheet at the lower of cost or fair value or as held for investment (referred to as “Loans” on the condensed consolidated balance sheet) and carried at amortized cost, with any premium or discount being amortized or accreted to income, and an allowance for loan losses, if necessary. We generally determine fair value for our loans held for sale by reference to price estimates provided by an independent pricing service. If an individual loan’s fair value is below its cost, a valuation adjustment is recognized in net loss on loans and loans held for sale in our condensed consolidated statements of operations, and the loan’s cost basis is adjusted. This valuation allowance is recoverable in future periods. We accrue interest income based on the outstanding principal amounts of the loans and their contractual terms.
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
Impairment of Goodwill and Other Intangible Assets
     Goodwill represents the excess cost of a business acquisition over the fair value of the net assets acquired. Intangible assets are comprised of finite-lived and indefinite-lived assets. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, or SFAS No. 142, indefinite-lived assets and goodwill are not amortized. For tax purposes, however, we amortize goodwill. Finite-lived intangibles are amortized over their expected useful lives.
     Goodwill is tested for impairment at least annually, or more frequently if events or circumstances, such as adverse changes in business climate, indicate that there may be impairment. SFAS No. 142 requires, on a reporting unit level, a comparison of the book value of net assets to their estimated fair value. If the fair value is determined to be less than book value, a second step is performed to compute the amount of the impairment. In this process, an implied fair value of goodwill is estimated in the same manner as the amount of goodwill recognized in a business combination. If the carrying amount of the reporting unit exceeds the implied fair value of that goodwill, an impairment loss will be recognized in an amount equal to the excess. The loss recognized cannot exceed the carrying amount of goodwill.
     Likewise, intangible assets are tested for impairment at least annually, or more frequently if events or circumstances indicate that the asset might be impaired. An impairment charge is recorded if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its fair value.

     After an impairment charge is recognized, the adjusted carrying amount of the intangible asset, including goodwill, is the new cost basis. Any recovery in value is not recognized unless the underlying asset or net asset is subsequently sold. The evaluation of goodwill and intangible assets for impairment requires management to make estimates and exercise significant judgment. As of September 30, 2008 we have recognized full impairment of our goodwill and recorded significant impairment charges to our intangible assets recorded as a result of the Merger.
Variable Interest Entities
     In accordance with FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, or FIN 46(R), we identify any potential variable interest entities, or VIEs, and determine if the assets, liabilities, noncontrolling interests and results of operations of a VIE need to be included in our consolidated financial statements. A company that holds variable interests in a VIE will need to consolidate that entity if the company’s interest in the VIE is such that the company will absorb a majority of the VIE’s anticipated losses and/or receive a majority of the VIE’s expected residual returns and therefore be deemed the primary beneficiary. This analysis may involve significant judgments about projected cash flows of the VIE. As of September 30, 2008, we consolidate two VIEs, Market Square CLO and DFR MM CLO.
Income Taxes
     Historically, we had elected to be taxed as a REIT. Accordingly, our REIT taxable income was not subject to federal income tax to the extent we currently distributed such income to our stockholders and fulfilled certain REIT asset, income, stock ownership and record keeping requirements. However, during the third quarter of 2008, we converted to a C corporation to maximize the use of significant potential tax benefits and provide more flexibility with respect to future capital investment in an effort to increase stockholder value. This termination of our REIT status is retroactive to January 1, 2008 and results in our becoming taxable as a C corporation for our entire 2008 taxable year and will prevent us from qualifying as a REIT, should we desire to do so, until our 2013 taxable year.
     For the 2008 taxable year, we expect to file a consolidated U.S. federal income tax return with all of our domestic corporate subsidiaries, including Deerfield TRS Holdings, Inc., or TRS Holdings, the five domestic corporations that own our investment in DFR MM CLO, and DFR TRS I Corp. and DFR TRS II Corp. (the entities that own 100% of the equity of Deerfield as a result of the Merger). Filing a consolidated tax return will allow us to use our significant tax losses incurred during 2007 and 2008 to offset not only our stand alone taxable income but also the taxable income of our subsidiaries that were previously treated as domestic taxable REIT subsidiaries, or TRSs, and not consolidated for tax purposes. As a result, we expect to receive an income tax refund of $2.6 million for estimated tax payments made earlier in 2008 which is included in other receivables on the condensed consolidated balance sheet.
     Market Square CLO, DFR MM CLO and Deerfield TRS (Bahamas) Ltd. are foreign subsidiaries that are generally exempt from federal and state income taxes because they restrict their activities in the United States to trading stocks and securities for their own accounts. We are required, however, to include, on an annual basis, foreign taxable income in our calculation of taxable income, regardless of whether that income is distributed to us.
     Because of our decision to terminate our REIT status effective January 1, 2008, we have recorded deferred taxes as of September 30, 2008 in accordance with SFAS No. 109, Accounting for Income Taxes, or SFAS No. 109. We record deferred tax assets and liabilities for the future tax consequences attributable to differences between the GAAP carrying amounts and their respective income tax bases. Deferred tax liabilities are deferred tax consequences attributable to taxable temporary differences representing future taxable items, while deferred tax assets are deferred tax consequences attributable to deductible temporary differences, operating loss carryforwards and tax credit carryforwards representing future deductible items. As required by SFAS No. 109, we recorded deferred tax assets and liabilities using enacted tax rates that are expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized.

     In determining the amount of the deferred tax asset to recognize in the financial statements, we first scheduled the reversal of deductible and taxable temporary differences as of December 31, 2007, as well as new temporary differences originating in 2008, for amounts to be realized in the current and in subsequent taxable years. Then, we evaluated the likelihood of realizing such benefits in future periods, which requires the recognition of a valuation allowance to reduce any deferred tax assets to an amount that is more likely than not to be realized. SFAS No. 109 indicates a “more likely than not” standard is a level of likelihood of more than 50% that a deferred tax asset will be realized in future tax periods, due to the existence of sufficient taxable income of the appropriate character within the carryforward period available under the current law.
     Under SFAS No. 109, we are required to identify and consider all available evidence, both positive and negative, in determining whether it is more likely than not that all or some portion of the deferred tax assets will not be realized. Examples of positive evidence include, but are not limited to, the following: existing contracts that will produce income in the future, strong history of earnings exclusive of the loss that created the future deductible amounts, excess appreciated asset value over the tax basis and expected earnings in future years. Examples of negative evidence include, but are not limited to, the following: recent cumulative losses, expected future losses, a history of operating losses or tax credit carryforwards expiring and adverse industry trends. The weight given to the negative and positive evidence should be commensurate with the extent to which it can be objectively verified. If the weight of the positive evidence is sufficient to support a conclusion that it is more likely than not that a deferred tax asset will be realized, a valuation allowance should not be recorded. Significant judgment is involved in this process and, due to our recent conversion to C corporation status, this is the first time that our management has been required to perform this evaluation on a consolidated basis.
     As of September 30, 2008, we concluded that, due to the ongoing disruption and uncertainty in the credit markets, a full valuation allowance on the deferred tax asset would be recorded. Accordingly, as of September 30, 2008, we have recognized a gross deferred tax asset of $325.4 million, a deferred tax liability of $2.4 million and a valuation allowance for deferred tax assets in the amount of $323.0 million. As such, we recognized no net deferred tax asset as of September 30, 2008.
     In future reporting periods, we will continue to reassess our ability to recognize additional deferred tax assets. If management concludes, after evaluation of all positive and negative evidence, that realization of the deferred tax asset is more likely than not, then we will remove some or all of the valuation allowance and recognize a deferred tax asset at that time, which will impact our recorded income tax expense or benefit on the condensed consolidated statement of operations.
     As of September 30, 2008, we had a federal net operating loss, or NOL, of approximately $45.0 million, which will be available to offset future taxable income subject to the limitations described below. If not used, this net operating loss will begin to expire in 2028. We also had capital losses, or NCLs, in excess of capital gains of $349.0 million as of September 30, 2008, which can be carried forward to offset future capital gains, subject to the limitations described below. If not used, $35.2 million of this carryforward will expire in 2012, and the remaining portion will expire in 2013. No assurance can be provided that we will have future taxable income or future capital gains to benefit from our NOL and NCL carryovers. In addition, our NOL and NCL carryovers may be limited by Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if we undergo an “ownership change” (as defined in those sections). If such an ownership change occurs, our ability to use our NOLs, NCLs and certain recognized built-in losses to reduce our taxable income in a future year would be limited to an annual amount, or the Section 382 limitation, equal to the fair market value of our stock immediately prior to the ownership change multiplied by the “long term tax-exempt interest rate” (which is currently 4.94%). In the event of an ownership change, NOLs, NCLs and certain built-in losses that exceed the Section 382 limitation in any year will continue to be allowed as carryforwards for the remainder of the carryforward period, and such NOLs, NCLs and built-in losses can be used to offset taxable income for years within the carryforward period subject to the Section 382 limitation in each year. However, if the carryforward period for any NOL or NCL were to expire before that loss had been fully utilized, the unused portion of that loss would be lost.
     For the three and nine months ended September 30, 2008, we recognized income tax expense of $4.7 million and $0.4 million, respectively.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Taxable income (loss) calculations differ from GAAP income calculations in a variety of ways, which create deferred tax assets or liabilities. Two significant differences include the timing of amortization of premium and discounts and the timing of the recognition of gains or losses on assets. The rules for both GAAP and tax accounting for loans and securities are technical and complicated, and the impact of changing interest rates, actual and projected prepayment rates and actual and projected credit losses can have a very different impact on the amount of GAAP and tax income (loss) recognized in any one period. To determine taxable income (loss), we are not permitted to anticipate, or reserve for, credit losses, which include provisions for loan losses, unrealized gains/losses and impairments on intangible assets and goodwill. Taxable income (loss) can only be reduced by actual realized losses. Furthermore, for tax purposes, actual realized capital losses are only deductible to the extent that there are actual realized capital gains to offset the losses.
     Another significant difference is the accounting for interest rate swaps designated as hedges for tax purposes. On January 1, 2008, we elected to de-designate all previously designated interest rate swaps for GAAP purposes in conjunction with the adoption of SFAS No. 159. For tax purposes, however, these interest rate swaps continued as designated tax hedges (identified as such under Code Section 1221(a)(7) and Treasury Regulation. §1.1221-2) to manage the interest rate risk associated with borrowing made or to be made. For GAAP and tax purposes, prior to the de-designation, interest income and expense was accrued for designated interest rate swaps, while changes in fair value were primarily recorded into other comprehensive income (to the extent effective as a hedge), and gains and losses realized upon termination were deferred and amortized into interest income or expense over the remaining original hedge period. After de-designation, tax accounting still follows this methodology while GAAP follows a different methodology as described in this section under Derivatives and Hedging, which creates significant differences in taxable income calculations versus GAAP income calculations. As of September 30, 2008, we had $151.2 million of unamortized interest rate swap losses which will amortize as ordinary deductions over the next several years for tax purposes.
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
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. This statement amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative contracts. SFAS No. 161 is effective for us on January 1, 2009. We are currently evaluating the effect SFAS No. 161 will have on our disclosures included in the condensed consolidated financial statements.

     In June 2008, the FASB issued Staff Position FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, or FSP EITF 03-6-1. FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and need to be included in the earnings allocation in computing earnings per share under the two-class method described in FASB Statement No. 128, Earnings per Share. FSP EITF 03-6-1 is effective for us on January 1, 2009. We are currently evaluating the effect that FSP EITF 03-6-1 will have on our condensed consolidated financial statements.
     In September 2008, the FASB issued Staff Position No. FAS 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161, or FSP FAS 133-1 and FIN 45-4. FSP FAS 133-1 and FIN 45-4 was issued to address concerns that current disclosure requirements for derivative instruments and certain guarantees do not adequately address potential adverse effects of changes in credit risk on the financial position, financial performance, and cash flows of the sellers credit derivatives and certain guarantees. FSP FAS 133-1 and FIN 45-1 expands the qualitative disclosures to include the nature of the credit derivative, the maximum potential amount of future payments (undiscounted) the seller could be required to make under the credit derivative, the fair value of the credit derivative as of the date of the statement of financial position, and the nature of any recourse provisions that would enable the seller to recover any amounts paid under the credit derivative from third parties as well as any assets held either as collateral or by third parties upon the occurrence of a triggering event or condition under the credit derivative, the seller can obtain and liquidate to recover all or a portion of the amount paid under the credit derivative. FSP FAS 133-1 and FIN 45-4 is effective for us on January 1, 2009. We are currently evaluating the effect this FSP FAS 133-1 and FIN 45-4 will have on our disclosures included in the condensed consolidated financial statements.
     In October 2008, FASB issued FSP SFAS No. 157-3, Determining the Fair Value of a Financial Asset when the Market for that Asset is Not Active, or FSP SFAS No. 157-3. FSP SFAS No. 157-3 is intended to enhance the comparability and consistency in fair value measurement of financial assets that trade in inactive markets and include illustrative examples addressing how assumptions should be considered when measuring fair value when relevant observable inputs do not exist, as well as how market quotes and available observable inputs in an inactive market should be considered when assessing the measuring fair value. FSP SFAS No. 157-3 is effective upon issuance including prior periods for which financial statements have not been issued. We have taken FSP SFAS No. 157-3 into consideration when measuring fair value of our assets and liabilities in the condensed consolidated financial statements.

Financial Condition
     The following table summarizes the carrying value of our investment portfolio by balance sheet classification, excluding CDS, total return swaps and warrants, as of September 30, 2008:

	Carrying Value
	Available-for-	Trading	Other	Loans Held
Security Description	Sale Securities	Securities	Investments	For Sale	Loans	Total
	(In thousands)
RMBS	$—	$414,502	$—	$—	$—	$414,502

Corporate leveraged loans (1):
Loans held in DFR MM CLO (2)	—	—	—	—	256,818	256,818
Loans held in Wachovia Facility (3)	—	—	—	22,374	55,302	77,676
Other corporate leveraged loans (4)	—	—	—	—	32,259	32,259
Commercial mortgage-backed assets (5)	41	—	—	—	12,330	12,371
Equity securities	—	—	4,764	—	—	4,764

Total structured and syndicated assets	41	—	4,764	22,374	356,709	383,888

Assets held in Market Square CLO (6)	5,037	—	—	245,045	—	250,082
Other investments and loans (7)	—	960	—	—	—	960

Total alternative assets	5,078	960	4,764	267,419	356,709	634,930

Total invested assets	$5,078	$415,462	$4,764	$267,419	356,709	$1,049,432

Allowance for loan losses					(21,596)

					$335,113

(1)	Corporate leveraged loans exclude a CDS with a negative fair value of $0.1 million and a $5.0 million notional value. Also excluded is a total return swap with a positive fair value of $0.5 million and a $5.7 million notional value.

(2)	Amount is reported gross of the $6.8 million allowance for loan losses.

(3)	Loans held in Wachovia Facility classified as loans are reported gross of the $4.5 million allowance for loan losses.

(4)	Amount is reported gross of the $7.5 million allowance for loan losses.

(5)	Commercial mortgage-backed assets classified as Loans are reported gross of the $2.8 million allowance for loan losses.

(6)	Includes syndicated bank loans of $245.0 million, high yield corporate bonds of $2.9 million and ABS of $2.2 million as of September 30, 2008.

(7)	Other investments and loans includes $1.0 million of preferred shares of CDOs owned by DCM and considered assets of our Investment Management segment.
Residential Mortgage-Backed Securities
     The table below summarizes the fair value of our Agency RMBS and non-Agency RMBS investments:

	September 30, 2008
	Agency	Non-Agency
	RMBS	RMBS	Total
	(In thousands)
Trading RMBS securities — fair value	$394,335	$20,167	$414,502

     As of January 1, 2008, we elected the fair value option for all of our RMBS upon our adoption of SFAS No. 159 and will no longer evaluate these securities for other-than-temporary impairment because the changes in fair value are recorded in the condensed consolidated statements of operations rather than as an adjustment to accumulated other comprehensive loss in stockholders’ equity.
     Our RMBS portfolio experienced a significant decrease in valuation during the first three months of 2008 fueled by the ongoing credit crisis. This negative environment had an impact on our ability to successfully finance and hedge our RMBS assets. We have sold a significant portion of our non-Agency RMBS and Agency RMBS to improve liquidity. During the three months ended March 31, 2008, we sold Agency RMBS with an amortized cost of $4.6 billion at a net realized gain of $24.4 million and non-Agency RMBS with an amortized cost of $1.6 billion at a net realized loss of $193.5 million. The reduction in the RMBS balance during the three months ended September 30, 2008 was comprised of principal paydowns of $16.4 million and $13.3 million in unrealized losses. As a result, our Agency RMBS and non-Agency RMBS portfolios decreased from a fair value of $4.9 billion and $1.4 billion as of December 31, 2007, respectively, to $394.3 million and $20.2 million as of September 30, 2008, respectively.
     During the three and nine months ended September 30, 2007, we recognized $12.3 million of other-than-temporary impairment related to certain hybrid adjustable and fixed rate RMBS and during the three and nine months ended September 30, 2007, we recognized $0.2 million and $0.4 million, respectively, of other-than temporary-impairment related to certain interest-only securities. As a result of the impairment charges, the unrealized loss was transferred from accumulated other comprehensive loss to an immediate reduction of earnings and classified in net loss on available-for-sale securities in the condensed consolidated statements of operations. To enhance liquidity, certain available-for-sale RMBS positions were sold during the three months ended September 30, 2007, which resulted in realized losses of $6.8 million and a reduction of the par value of the available-for-sale RMBS of $1.0 billion.
     As of September 30, 2008, our RMBS portfolio had a net amortized cost of 99.85% of its face amount. Our net RMBS amortization for the three and nine months ended September 30, 2008 provided a reduction of interest income of $31,000 and $0.4 million, respectively. Our net RMBS amortization for the three and nine months ended September 30, 2007 provided a reduction of interest income of $4.0 million and $16.0 million, respectively. As of September 30, 2008, we had unamortized net discount of $0.7 million included in the cost basis of our RMBS portfolio. As of September 30, 2008, the current weighted average life of the portfolio was 5.8 years, which represents the average number of years for which each dollar of unpaid principal remains outstanding
     Net portfolio duration, which is the difference between the duration of the RMBS portfolio and the duration of repurchase agreements, adjusted for the effects of our interest rate swap portfolio, was 1.27 years as of September 30, 2008 based on model-driven modified duration results. However, based on actual price movements observed in the market, we believe the empirical duration is significantly lower. In order to fully assess the possible impact of a change in interest rates on the RMBS portfolio, one should consider not only the duration, but also the portfolio’s leverage and spread risk.

     The following table details our RMBS holdings as of September 30, 2008:

			Weighted Average
						Contractual	Constant
	Par	Estimated		Months to	Yield to	Maturity	Prepayment	Modified
Security Description	Amount	Fair Value	Coupon	Reset (1)	Maturity	(Month/Year)	Rate (2)	Duration (3)
	(In thousands)
Hybrid Adjustable Rate RMBS:
Rate reset in 1 year or less	$56,281	$55,541	5.39%	6	5.12%	5/24/2036	15.5	1.3
Rate reset in 1 to 3 years	256,468	255,113	4.84%	21	5.16%	2/21/2035	15.6	1.7
Rate reset in 3 to 5 years	30,917	31,225	5.68%	40	5.26%	9/7/2036	14.1	2.5
Rate reset in 5 to 7 years	10,084	9,971	4.94%	82	4.79%	9/1/2035	7.9	3.5
Rate reset in 7 to 10 years	27,373	16,493	5.85%	89	16.97%	3/30/2036	10.6	10.1

Fixed Rate RMBS:
30 year	56,548	46,159	6.11%	n/a	11.33%	5/9/2035	14.4	6.8

Total hybrid and fixed rate RMBS	$437,671	$414,502

(1)	Represents number of months before conversion to floating rate.

(2)	Constant prepayment rate refers to the expected average annualized percentage rate of principal prepayments over the remaining life of the security. The values represented in this table are estimates only and the results of a third party financial model.

(3)	Modified duration represents the approximate percentage change in market value per 100 basis point change in interest rates.
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
     As of September 30, 2008, the mortgages underlying our hybrid adjustable-rate RMBS had fixed interest rates for a weighted average period of approximately 25 months, after which time the interest rates reset and become adjustable. The average length of time until contractual maturity of those mortgages was approximately 27 years from date of issuance as of September 30, 2008.
     After the reset date, interest rates on our hybrid adjustable-rate RMBS float based on spreads over various LIBOR and U.S. Treasury indices. These interest rates are subject to caps that limit the amount the applicable interest rate can increase during any year, known as an annual cap, and through the maturity of the applicable security, known as a lifetime cap. As of September 30, 2008, the weighted average lifetime rate cap for the portfolio was 10.15%, the weighted average maximum increase in the first year, or initial cap, that the rates are adjustable was 4.58%, and the weighted average annual cap for years subsequent to the first year was 1.87%.

     The following table, in thousands, summarizes our RMBS according to their weighted average life:

	September 30, 2008
	Amortized	Fair
Expected Life	Cost	Value
	(In thousands)
Greater than one year and less than five years	$170,853	$164,039
Greater than five years and less than ten years	266,140	250,463

Total	$436,993	$414,502

     The weighted average lives of the RMBS in the tables above are based upon prepayment models obtained through subscription-based financial information services providers. The prepayment models consider, without limitation, current yield, forward yield, slope of the yield curve, mortgage rates, the contractual rate of the outstanding loan, loan age, margin and volatility. For purposes of the disclosure, weighted average life represents the average number of years for which each dollar of unpaid principal remains outstanding. Weighted average life is an estimate of how many years it will take to pay half of the outstanding principal.
     The actual weighted average lives of the RMBS in our investment portfolio could be longer or shorter than the estimates in the table above depending on the actual prepayment rates experienced over the lives of the applicable securities and the sensitivity to changes in both prepayment rates and interest rates.
Loans Held for Sale and Loans Held for Investment
     The following summarizes our loan portfolio, excluding CDS and total return swaps, by loan classification:

	Carrying Value
	Loans Held
Type of Loan	for Sale (1)	Loans	Total
	(In thousands)
Loans held in Market Square CLO	$245,045	$—	$245,045
Corporate leveraged loans:
Loans held in DFR MM CLO	—	256,818	256,818
Loans held in Wachovia Facility	22,374	55,302	77,676
Other corporate leveraged loans	—	32,259	32,259
Commercial real estate loans	—	12,330	12,330

	$267,419	356,709	624,128

Allowance for loan losses		(21,596)	(21,596)

		$335,113	$602,532

(1)	Carrying value of loans held for sale is the lower of cost or fair value.

     The following summarizes the our allowance for loan losses as of September 30, 2008:

	Number		Allowance
Type of Loan	of Loans	Notional	for Loan Losses
		(In thousands)
Corporate leveraged loans:
Loans held in DFR MM CLO (1)	1	$9,000	$6,750
Loans held in Wachovia Facility (1)	1	6,000	4,500
Other corporate leveraged loans	1	10,000	7,500
Commercial real estate loans	2	5,117	2,846

Total	5	$30,117	$21,596

(1)	Represents one loan with an allowance for loan losses held in both the DFR MM CLO and the Wachovia Facility.
     We did not recognize $0.8 million and $2.1 million of interest income earned, but not yet received, on impaired loans held for investment for the three and nine months ended September 30, 2008, respectively. In addition, we did not recognize $0.1 million and $0.2 million of interest income earned, but not yet received, on loans held for sale for the three and nine months ended September 30, 2008, respectively.
Loans Held in Market Square CLO
     Market Square CLO is a VIE under FIN 46R. We are the primary beneficiary of the VIE, causing us to consolidate the entity. We own 100% of the preference shares, representing substantially all of the equity interest in Market Square CLO, which we purchased for $24.0 million. As of September 30, 2008, Market Square CLO had $287.4 million of loan principal outstanding with a carrying value of $245.0 million, which is included in loans held for sale on the condensed consolidated balance sheet, $7.4 million of restricted cash and cash equivalents, which are generally utilized to purchase additional loans and pay distributions to debt and equity holders, and $276.0 million of notes payable included in long term debt.
     Market Square CLO is a bankruptcy remote entity, and, although we consolidate 100% of the assets and liabilities of Market Square CLO, our maximum exposure to loss on our investment in Market Square CLO is limited to our initial investment of $24.0 million, and therefore, we have losses in excess of our economic risk of $18.2 million consolidated in our total equity as of September 30, 2008. As of September 30, 2008, we have received distributions from Market Square CLO equal to $21.2 million since its inception. As of September 30, 2008, the weighted average coupon on the loan portfolio was 5.84%, and the weighted average contractual maturity of the loan portfolio was 4.7 years.

     The following table summarizes the Market Square CLO loan portfolio as of September 30, 2008:

			Estimated	Weighted Average
Moody’s	Par	Carrying	Fair		Contractual
Rating	Value	Value	Value	Coupon	Maturity
	(In thousands)				(Month/Year)
Baa3	$3,837	$3,660	$3,660	6.01%	05/13
Ba1	18,137	16,802	16,802	4.75%	08/12
Ba2	18,679	17,289	17,291	5.07%	10/13
Ba3	41,095	34,977	35,054	5.46%	04/13
B1	75,588	66,263	66,378	5.86%	09/13
B2	84,353	71,777	71,883	6.08%	05/13
B3	30,988	24,383	24,383	6.23%	07/13
Caa1	6,504	5,098	5,098	6.61%	12/12
Caa2	4,925	3,264	3,264	6.77%	8/13
Caa3	977	698	699	5.57%	7/11
Ca	2,327	833	833	13.67%	08/12

	$287,410	$245,044	$245,345	5.84%

     As of September 30, 2008, the Market Square CLO loan portfolio was diversified across 27 Moody’s industry classifications and had a weighted average rating factor of 2414, which translates to a weighted average Moody’s rating of between B1 and B2. As of September 30, 2008, the carrying value of the Market Square CLO loans was reduced by a valuation allowance of $39.4 million, as these loans are carried at the lower of cost or fair value.
Loans Held in DFR MM CLO
     DFR MM CLO is a VIE under FIN 46(R). We are the primary beneficiary of the VIE, causing us to consolidate the entity. We own 100% of the equity interest, issued as subordinated notes and ordinary shares, of DFR MM CLO, which we purchased for $50.0 million. We also purchased all of the BBB/Baa2 rated notes of DFR MM CLO for $19.0 million. As of September 30, 2008, DFR MM CLO had $258.5 million of loan principal outstanding with a gross carrying value of $256.8 million reduced by an allowance for loan losses of $6.8 million, which is included in loans on the condensed consolidated balance sheet, $50.3 million of restricted cash and cash equivalents, which are generally utilized to purchase additional loans and pay distribution to debt and equity holders, and $231.0 million of notes payable to outside investors included in long term debt. DFR MM CLO is a bankruptcy remote entity, and, although we consolidate 100% of the assets and liabilities of DFR MM CLO, our maximum exposure to loss on our investment in DFR MM CLO is limited to our initial investment of $69.0 million. As of September 30, 2008, we have received distributions from DFR MM CLO equal to $12.8 million since its inception. As of September 30, 2008 the weighted average coupon on the loan portfolio was 9.82% and the weighted average contractual maturity of the loan portfolio was 4.8 years.

     The following table summarizes the DFR MM CLO loan portfolio as of September 30, 2008:

		Weighted
	Carrying	Average
Type of Loan	Value	Coupon
	(In thousands)
First lien secured	$78,853	8.51%
Second lien secured	154,655	9.81%
Mezzanine	23,310	14.26%

	256,818	9.82%
Allowance for loan losses	(6,750)

	$250,068

     All loans are reflected in the above table at their contractual outstanding amount and coupon.
Loans held in Wachovia Facility and Other Corporate Leveraged Loans
     The following table summarizes our loans held in the alternative asset revolving warehouse funding facility with Wachovia Capital Markets, LLC, or the Wachovia Facility, and other corporate leveraged loans as of September 30, 2008:

	Carrying Value
				Weighted
	Loans Held			Average
Type of Loan	for Sale (1)	Loans	Total	Coupon
	(In thousands)
First lien secured	$10,200	$2,087	$12,287	8.68%
Second lien secured	12,174	44,865	57,039	10.08%
Mezzanine	—	17,851	17,851	17.48%
Holding company	—	22,758	22,758	11.78%

	$22,374	$87,561	109,935	11.48%

Allowance for loan losses		(12,000)	(12,000)

		$75,561	$97,935

(1)	Carrying value of loans held for sale is the lower of cost or fair value.
     As of September 30, 2008, we had loans held in the Wachovia Facility and other corporate leveraged loans totaling $87.6 million classified as loans on the condensed consolidated balance sheet and $22.4 million classified as loans held for sale on the condensed consolidated balance sheet.

Commercial Real Estate Loans
     As of September 30, 2008, we held five commercial real estate loans with a gross carrying value of $12.3 million and an allowance for loan losses of $2.8 million. These loans are classified as held for investment on our condensed consolidated balance sheet. We previously had an investment in junior participation interests in a portfolio of commercial mortgages originated by Hometown Commercial Capital, LLC, or HCC, a commercial loan originator. In November 2007, HCC was deemed to be in default on its financing obligations to a third party resulting in an agreement to sell certain loans, with respect to which we had loan participation interests. This portfolio was valued at $3.1 million as of December 31, 2007. We recognized losses of $3.1 million in net loss on loans and loans held for sale in the condensed consolidated statements of operations during the three months ended March 31, 2008 to further reduce the carrying value of this portfolio to zero to reflect the likelihood that no value was expected to be received for these loans. During the three months ended June 30, 2008, the last of the loans in the portfolio were sold and we did not receive any proceeds. We did not recognize interest income on these loans for the three and nine months ended September 30, 2008.
Preferred shares of CDOs
     As of September 30, 2008, we owned preferred shares issued by nine CDOs that we manage with a fair value of $1.0 million. During the three and nine months ended September 30, 2008, we recorded losses of $0.4 million and $3.4 million, respectively, on these securities within net (loss) gain on trading securities on the condensed consolidated statements of operations. Eight of these investments are recorded at a carrying value of zero as of September 30, 2008.
Derivatives and Hedging
     The following table is a summary of our derivative instruments as of September 30, 2008:

		Notional			Estimated Net
	Count	Amount	Assets	Liabilities	Fair Value
		(In thousands)
Interest rate swaps	8	$263,000	$—	$(7,697)	$(7,697)
Interest rate cap	1	40,000	—	(115)	(115)
Credit default swaps — protection seller	1	5,000	—	(115)	(115)
Total return swaps	1	5,742	499	—	499
Warrants	3	n/a	1,505	—	1,505

	14	$313,742	$2,004	$(7,927)	$(5,923)

     As of January 1, 2008, in conjunction with the adoption of SFAS No. 159, we de-designated $3.8 billion (notional) of interest rate swaps previously designated as a hedge with a net negative fair value of $85.9 million at de-designation, including accrued interest. Prior to the de-designation, designated interest rate swaps were carried at fair value with changes in value recorded directly into equity through other comprehensive loss to the extent they were effective as a hedge in accordance with the guidance under SFAS No. 133, as amended and interpreted. As of the adoption date, the other comprehensive loss related to the de-designation of interest rate hedges was $69.9 million. To the extent that the forecasted rolls on repurchase agreement transactions continued as anticipated, we would have amortized this loss and the $27.3 million in other comprehensive loss related to previously de-designated swaps from other comprehensive loss into interest expense over the remaining original hedge period, and all future changes in fair value of the interest rate swaps would be reflected in the condensed consolidated statements of operations. However, due to the significant RMBS sales activity and corresponding repurchase agreement repayment during the three months ended March 31, 2008, forecasted rolls on the repaid repurchase agreements are not continuing as anticipated. As a result, a loss of $91.7 million (including $69.6 million of accelerated amortization on interest rate swaps) was recognized during the three months ended March 31, 2008 in the condensed consolidated statements of operations in net loss on derivatives, and a corresponding cumulative net loss relating to newly and previously de-designated and terminated interest rate swaps in other comprehensive loss was removed. The remaining $0.2 million of other comprehensive loss related to the terminated and de-designated swaps as of September 30, 2008 will be amortized over the remaining original hedge period. Additionally, we recorded a net increase to interest expense of $31,000 and $5.3 million, respectively, during the three and nine months ended September 30, 2008 related to the amortization of de-designated and terminated interest rate swaps.
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
Results of Operations
Consolidated Results of Operations
     The following section provides a comparative discussion of our consolidated results of operations as of and for the three and nine months ended September 30, 2008 and 2007. The Investment Management segment was created as a result of the merger and therefore has no prior year comparable data.

Summary
     The following table summarizes selected historical consolidated financial information as of and for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In millions, except for per share data)
Consolidated Statements of Operations Data:
Net interest income	$8.8	$26.8	$32.0	$77.8
Net interest (expense) income after provision for loan losses	$(6.6)	$26.8	$12.0	$70.9
Investment advisory fees	$9.0	$—	$33.5	$—
Total expenses	$122.8	$5.1	$183.8	$16.9
Net other income and (loss) gain	$(31.8)	$(45.3)	$(476.1)	$(40.3)
Net (loss) income	$(156.9)	$(23.2)	$(614.8)	$13.8
Net (loss) income per share — diluted	$(22.81)	$(4.50)	$(95.52)	$2.67
Core earnings (1)	$7.9	$21.8	$28.7	$60.9
Core earnings per share — diluted (1)	$1.14	$4.22	$4.46	$11.78

Dividends:
Dividends declared on common stock (2)	$5.6	$21.7	$5.6	$65.2
Dividends declared per common share outstanding	$0.85	$4.20	$0.85	$12.60

	As of September 30,
	2008	2007
	(In millions, except for per share data)
Consolidated Balance Sheet Data:
Residential mortgage-backed securities	$414.5	$7,390.6
Total assets	$1,221.3	$8,745.4
Repurchase agreements	$383.6	$6,811.2
Long-term debt:
Wachovia Facility	$34.1	$76.9
Market Square CLO	$276.0	$276.0
DFR MM CLO	$231.0	$231.0
Trust preferred securities	$123.7	$123.7
Series A Notes & Series B Notes	$71.6	$—
Pinetree CDO	$—	$287.5
Stockholders’ equity	$63.4	$550.7

Metrics:
Book value per share outstanding	$9.50	$106.40
Economic book value per share outstanding (1)	$12.23	$90.71

AUM:
Investment Management segment (3) (4)	$11,915.1	$—
Principal Investing segment (5)	$1,026.9	$8,373.7

(1)	Represents a non-GAAP financial measure. Please see the “Reconciliation of Non-GAAP Financial Measures” below for a reconciliation between the comparable GAAP measure and a discussion of the importance placed on this measure by management.

(2)	Dividends shown for 2007 are reflected in the period to which they relate, rather than the period declared. In addition, $1.7 million on account of accrued dividends on our Series A cumulative convertible preferred stock issued in connection with the Merger and converted into common stock in March 2008, or the Series A Preferred Stock, was distributed on October 15, 2008 and not included in this disclosure.

(3)	AUM for our Investment Management Segment includes CDO AUM numbers, which generally reflect the aggregate principal or notional balance of the collateral and, in some cases, the cash balance held by the CDOs as of the date of the last trustee report received for each CDO prior to the relevant measurement date. The AUM for our Euro-denominated bank loan CDO has been converted into U.S. dollars using the appropriate spot rate of exchange. AUM for our Investment Management Segment also includes AUM for our separately managed accounts, which, in certain cases, is a multiple of the capital actually invested in such account. Management fees for these accounts are paid on this levered AUM number.

(4)	Included in the Investment Management segment AUM are $294.1 million and $300.9 million related to Market Square CLO and DFR MM CLO, respectively, which amounts are also included in the Principal Investing segment AUM. DCM manages these CDOs but is not contractually entitled to receive any management fees for so long as 100% of the equity is held by DC LLC or an affiliate thereof. All other amounts included in the Principal Investing segment AUM are excluded from the Investment Management segment AUM.

(5)	AUM for the Principal Investing segment is reflected net of allowance for loan losses of $21.6 million and $8.9 million as of September 30, 2008 and 2007, respectively.

Reconciliation of Non-GAAP Financial Measures
     We believe that core earnings and economic book value per share, both non-GAAP financial measures, are useful metrics for evaluating and analyzing our performance. The calculation of core earnings eliminates the impact of certain non-cash charges and income tax expense (benefit), which we believe facilitates comparison of our financial results to those of other comparable firms with fewer or no non-cash charges and comparison of our own financial results from period to period. The calculation of economic book value per share eliminates losses in excess of the equity that we have at risk in bankruptcy-remote subsidiaries. We believe this is appropriate because, were those subsidiaries to incur losses in excess of our equity at risk, those losses would be borne by those subsidiaries’ debt holders. We believe that the calculation of economic book value per share facilitates comparison of our financial results to those of other comparable firms. The core earnings and economic book value per share provided herein may not be comparable to similar measures presented by other companies as they are non-GAAP financial measures and may therefore be defined differently by other companies.
     Core Earnings
     The table below provides a reconciliation between net income and core earnings:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(In thousands, except share and per share amounts)
Net (loss) income	$(156,883)	$(23,235)	$(614,801)	$13,786
Add back:
Provision for loan losses	15,459	—	19,961	6,933
Depreciation and amortization	2,498	—	7,765	—
Impairment of intangible assets and goodwill	110,268	—	139,302	—
Net other income and (loss) gain	31,795	45,316	476,105	40,312
Income tax expense (benefit)	4,718	(320)	384	(120)

Core earnings	$7,855	$21,761	$28,716	$60,911

Core earnings per share — diluted	$1.14	$4.22	$4.46	$11.78

Weighted-average number of shares outstanding — diluted	6,878,260	5,161,811	6,436,583	5,170,557
Economic Book Value Per Share
     The table below provides a reconciliation between book value per common share and economic book value per common share:

	As of
	September 30,	December 31,
	2008	2007
	(In thousands, except share and per share amounts)
Stockholders’ Equity	$63,368	$468,574
Add back:
Negative Market Square CLO equity in excess of amount at risk	18,210	—

Economic book value	$81,578	$468,574

Economic book value per share	$12.23	$90.71
Total common shares outstanding	6,669,742	5,165,532

Executive Summary
     During the first nine months of 2008, we have been adversely impacted by the continuing deterioration of the global credit markets, which resulted in an increase in net losses of $133.7 million and $628.6 million for the three and nine months ended September 30, 2008, respectively, compared to the same period in 2007. Although core earnings declined in 2007 compared to 2008, they remained positive at $7.9 million and $21.8 million, respectively, for the three and nine months ended September 30, 2008. The most pronounced impact was on our non-Agency RMBS portfolio. This portfolio experienced an unprecedented decrease in value during the first three months of 2008 fueled by the ongoing credit crisis. This negative environment impacted our ability to successfully finance and hedge this portfolio. As a result, we sold a significant portion of our RMBS portfolio to improve our liquidity. In conjunction with the sale of RMBS, we also repaid our repurchase agreements used to finance the RMBS sold and terminated the associated interest rate swaps used to hedge the interest rate exposure on those repurchase agreements.
     During the three months ended September 30, 2008, we experienced a significant reduction of net interest income as compared to the same period in 2007 as a result of the significant sales in our RMBS during the first quarter of 2008, sales in our alternative asset portfolio and a $15.5 million increase in the provision for loan losses. During the three months ended September 30, 2008, the addition of the Investment Management segment provided an increase to net revenues with $9.0 million in investment advisory fees which was offset by increased expenses in the form of impairment of goodwill and intangible assets, compensation and benefits and depreciation and amortization of $110.3 million, $5.0 million and $2.5 million, respectively. Additionally, net other income and (loss) gain resulted in a $13.5 million decline in net losses as compared to the three months ended September 30, 2007.
     During the nine months ended September 30, 2008, we experienced a significant decrease in net interest income compared to the same period in 2007 as a result of the significant sales in our RMBS during the first quarter of 2008, sales in our and alternative asset portfolios and a $13.0 million increase in the provision for loan losses. During the nine months ended September 30, 2008, we incurred losses of $476.1 million in net other income and (loss) gain, largely a result of net losses of $219.4 million, $216.1 million and $35.4 million on derivatives, trading securities and loans and loans held for sale, respectively. The addition of the Investment Management segment provided an increase to net revenues with $33.5 million in investment advisory fees which were offset by increased expenses in the form of goodwill and intangible asset impairment, compensation and benefits, and depreciation and amortization of $139.3 million, $22.0 million and $7.8 million, respectively, as compared to the nine months ended September 30, 2007.
     We are focused on optimizing the Investment Management segment by launching new investment products that will diversify our revenue streams while highlighting our core competencies of credit analysis and asset management. We intend to make co-investments in certain of these new investment products. We believe that the growth of fee based income through the management of alternative investment products will provide the most attractive risk-adjusted return on capital. We are also focused on our previously announced strategy of acquiring existing CDO management contracts. We expect to focus our Principal Investing segment on Agency RMBS and our Corporate Loans. Additionally, we continue to explore strategic opportunities in order to maximize value for our stockholders.

Results of Operations by Segment
     Management evaluates the performance of each business unit based on segment results. The following table presents the results of operations by segment:

	Three months ended September 30, 2008
	Investment	Principal
	Management	Investing	Eliminations		Consolidated
	(In thousands)
Net revenues	$9,566	$(5,032)	$(2,143)	(1)	$2,391
Expenses	(119,895)	(5,009)	2,143	(1)	(122,761)
Other income and gain (loss)	(552)	(31,243)	—		(31,795)
Income tax (expense) benefit	(8,302)	3,584	—		(4,718)

Net loss	$(119,183)	$(37,700)	$—		$(156,883)

	Nine months ended September 30, 2008
	Investment	Principal
	Management	Investing	Eliminations		Consolidated
	(In thousands)
Net revenues	$39,369	$16,676	$(10,525)	(1)	$45,520
Expenses	(174,953)	(19,404)	10,525	(1)	(183,832)
Other income and gain (loss)	(3,534)	(472,571)	—		(476,105)
Income tax expense	(111)	(273)	—		(384)

Net loss	$(139,229)	$(475,572)	$—		$(614,801)

(1)	Represents the fees charged to the Principal Investing segment by the Investment Management segment on a cost plus basis for investment advisory, management and operational services.
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
Revenues
     Our Investment Management segment revenues primarily represent the fee income earned for the management of investment accounts for various types of clients. The following table summarizes the Investment Management segment revenues:

	Three months ended	Nine months ended
	September 30, 2008	September 30, 2008
	(In thousands)
Investment Management Segment Revenues
Interest income	$127	$624
Interest expense	1,719	5,273

Net interest expense	(1,592)	(4,649)
Investment advisory fees (1)	11,158	44,018

Total Investment Management segment revenues	$9,566	$39,369

(1)	Investment advisory fees include intercompany investment advisory fees of $2.1 million and $10.5 million for the three and nine months ended September 30, 2008, respectively, calculated in conjunction with our management agreement, which are eliminated upon consolidation.

     Net Interest Income
     Interest income is primarily composed of interest earned on preferred shares of CDOs of $0.1 million and $0.5 million for the three and nine months ended September 30, 2008, respectively. Interest expense is primarily composed of $1.6 million and $5.1 million for the three and nine months ended September 30, 2008, respectively, on the notes we issued to the sellers in conjunction with the Merger, or the Series A and Series B Notes.
     Investment Advisory Fees
     For the three and nine months ended September 30, 2008, investment advisory fees were $11.2 million and $44.0 million, respectively, on a segment basis and $9.0 million and $33.5 million, respectively, on a consolidated basis due to the $2.1 million and $10.5 million, respectively, of fees earned by the Investment Management Segment from the Principal Investing segment, which are eliminated in consolidation. During the nine months ended September 30, 2008, we earned non-recurring performance fees of $2.7 million related to one of our ABS CDOs that exceeded a net interest spread hurdle during its initial asset ramp-up period and $1.2 million related to an investment fund which liquidated on April 30, 2008. Our significant investment advisory fee revenue streams during the period presented were generated by our CDOs, our remaining investment fund and our separately managed accounts.
     CDOs
     The following table summarizes the investment advisory fee revenues from CDOs for the periods presented:

	Three months ended September 30, 2008
	Senior	Subordinated	Performance	Total CDO
	Management Fees	Management Fees	Fees (1)	Advisory Fees
	(In thousands)
CLOs	$2,027	$3,376	$—	$5,403
ABS	1,331	64	—	1,395
Corporate bonds	279	—	—	279

Total CDOs	$3,637	$3,440	$—	$7,077

	Nine months ended September 30, 2008
	Senior	Subordinated	Performance		Total CDO
	Management Fees	Management Fees	Fees (1)		Advisory Fees
	(In thousands)
CLOs	$6,822	$10,139	$—		$16,961
ABS	4,157	352	2,774	(2)	7,283
Corporate bonds	731	137	—		868

Total CDOs	$11,710	$10,628	$2,774		$25,112

(1)	Performance fees are generally earned after certain investors’ returns exceed a specified internal rate of return, or IRR. For purposes of this and the following table, and in accordance with our accounting policies, we also classify any previously deferred senior or subordinated management fees that are subsequently paid as performance fees.

(2)	Performance fees for the nine months ended September 30, 2008 included a non-recurring performance fee of $2.7 million received from one of our ABS CDOs.

     The following table summarizes the average AUM and effective and contractual fee rates of our CDOs for the periods presented:

	Three months ended September 30, 2008
				Weighted Average
		Effective Rate (2)		Contractual Rate (3)
		Senior	Subordinated	Senior	Subordinated
	Average AUM (1)	Management Fee	Management Fee	Management Fee	Management Fee
	(In thousands)
CLOs (4)	$4,529,916	0.18%	0.30%	0.20%	0.30%

ABS:
High-grade ABS	3,558,890	0.05%	0.00%	0.05%	0.06%
Other ABS	2,593,805	0.14%	0.01%	0.14%	0.19%

Total ABS	6,152,695	0.09%	0.00%	0.09%	0.11%

Corporate bonds (5)	743,599	0.15%	0.00%	0.20%	0.17%

Total CDOs	$11,426,210	0.13%	0.12%	0.14%	0.19%

	Nine months ended September 30, 2008
				Weighted Average
		Effective Rate (2)		Contractual Rate (3)
		Senior	Subordinated	Senior	Subordinated
	Average AUM (1)	Management Fee	Management Fee	Management Fee	Management Fee
	(In thousands)
CLOs (4)	$4,943,179	0.18%	0.27%	0.20%	0.29%

ABS:
High-grade ABS	3,661,811	0.05%	0.00%	0.05%	0.06%
Other ABS	2,822,902	0.13%	0.01%	0.14%	0.19%

Total ABS	6,484,713	0.09%	0.01%	0.09%	0.11%

Corporate bonds (5)	673,826	0.13%	0.03%	0.20%	0.19%

Total CDOs	$12,101,718	0.13%	0.12%	0.14%	0.19%

(1)	Average AUM is calculated as the average of the July 1, August 1 and September 1, 2008 AUM for the three months ended September 30, 2008 and the average of the January 1, February 1, March 1, April 1, May 1, June 1, July 1, August 1 and September 1, 2008 AUM for the nine months ended September 30, 2008. CDO AUM numbers generally reflect the aggregate principal or notional balance of the collateral and, in some cases, the cash balance held by the CDO and are as of the date of the last trustee report received for each CDO prior to the AUM date, as appropriate. Our bank loans AUM total includes AUM related to our bank loan CDOs and structured loan fund.

(2)	The effective rate for the three months ended September 30, 2008 is calculated by taking the management fees earned during the three months ended September 30, 2008 multiplied by four (to annualize) and divided by the average AUM. The effective rate for the nine months ended September 30, 2008 is calculated by taking management fees earned during the period multiplied by 1.33 (to annualize) and divided by the average AUM. The senior and subordinated management fee effective rates may differ from the contractual fee rates for various reasons, including the following: (a) we may have entered into agreement with specific investors pursuant to which our management fees are paid to those investors and (b) our senior or subordinated management fees may be deferred as a result of certain structural provisions built into the documents governing the CDO. In certain circumstances, we may at a later date, subject to certain performance triggers, be entitled to repayment of the fees paid to investors described in (a) above. In addition, we may at a later date, subject to the satisfaction of certain structural provisions, be entitled to payment of the deferred fees described in (b) above.

(3)	The weighted average contractual senior and subordinated management fee rates are obtained by multiplying the contractual fee rates for each CDO by that CDO’s average AUM and dividing that number by the total average AUM for the relevant asset class.

(4)	The AUM for our Euro-denominated CLOs have been converted to U.S. dollars using the spot rate of exchange as of the respective AUM date. Market Square CLO and DFR MM CLO have been excluded from all categories in this table as DCM manages these CLOs, but is not contractually entitled to receive any third party management fees as long as 100% of the equity is held by DC LLC or an affiliate thereof.

(5)	The effective and contractual rates for Robeco CDO are calculated based on the fees that we are entitled to receive pursuant to the asset purchase agreement between DCM and Robeco Investment Management, Inc. and are not the total fees paid by the CDO or the contractual fee rate set forth in the management agreement.

     The following table summarizes select details of the structure of each of our CDOs:

					Termination of
			First Optional	Auction Call	Reinvestment	Maturity
	Closing Date	October 1, 2008 AUM (1)	Call Date (2)	Date (3)	Period (4)	Year
	Month/Year	(In thousands)	Month/Year
CLOs:
Rosemont CLO, Ltd.	01/02	$178,218	10/05	n/a	01/07	2013
Forest Creek CLO Ltd.	05/03	323,586	07/07	n/a	07/08	2015
Long Grove CLO Ltd.	06/04	400,779	08/08	n/a	05/10	2016
Access Institutional Loan Fund (5)	08/04	124,915	Variable	n/a	n/a	2009
Market Square CLO Ltd. (6)	05/05	294,059	07/07	n/a	04/11	2017
Cumberland II CLO Ltd.	09/05	390,097	02/10	n/a	11/11	2019
Marquette Park CLO Ltd.	12/05	301,557	04/10	n/a	01/12	2020
Bridgeport CLO Ltd.	06/06	503,792	10/09	n/a	07/13	2020
Burr Ridge CLO Plus Ltd.	12/06	301,474	06/12	n/a	03/13	2023
Schiller Park CLO Ltd.	05/07	388,999	07/11	n/a	04/13	2021
Bridgeport CLO II Ltd.	06/07	503,609	12/10	n/a	09/14	2021
DFR Middle Market CLO Ltd. (6)	07/07	300,939	07/10	n/a	07/10	2019
Bryn Mawr CLO II Ltd. (5)	07/07	322,070	08/13	n/a	08/14	2019
Gillespie CLO PLC (8)	08/07	404,756	02/13	n/a	08/13	2023

Total CLOs		4,738,850

ABS CDOs:
Mid Ocean CBO 2000-1 Ltd.	01/01	126,248	04/06	n/a	01/06	2036
Mid Ocean CBO 2001-1 Ltd.	10/01	138,945	02/06	n/a	01/06	2036
Oceanview CBO I, Ltd.	06/02	203,854	06/06	06/12	06/06	2032,2037	(7)
Northlake CDO I, Limited	02/03	184,113	03/06	03/13	03/07	2033
Knollwood CDO Ltd.	03/04	228,225	04/07	04/12	04/08	2039
River North CDO Ltd.	01/05	276,055	02/09	02/13	02/09	2040
Buckingham CDO Ltd.	07/05	864,218	08/10	08/13	08/10	2040
Pinetree CDO Ltd.	11/05	263,452	01/10	01/14	01/10	2045
Buckingham CDO II Ltd.	12/05	1,243,560	03/11	03/14	03/11	2041
Knollwood CDO II Ltd.	07/06	606,024	07/09	07/13	n/a	2046
Buckingham CDO III Ltd.	08/06	1,412,670	09/11	09/14	09/11	2051
Aramis CDO	03/07	233,444	03/12	n/a	n/a	2047

Total ABS CDOs		5,780,808

Corporate Bond CDOs:
Valeo Investment Grade CDO Ltd.	01/01	302,168	01/05	n/a	01/06	2013
Valeo Investment Grade CDO II Ltd.	05/01	312,733	06/05	n/a	06/06	2013
Robeco CDO II Limited (9)	08/01	182,238	08/05	n/a	02/06	2013

Total Corporate Bond CDOs		797,139

Total CDO AUM		$11,316,797

(1)	CDO AUM numbers generally reflect the aggregate principal or notional balance of the collateral and, in some cases, the cash balance held by the CDOs and are as of the date of the last trustee report received for each CDO prior to October 1, 2008.

(2)	CDOs are generally callable by equity holders once per quarter beginning on the “first option call date” and subject to satisfaction of certain conditions.

(3)	Asset-Backed CDOs generally contain a provision requiring the manager thereof to liquidate the collateral held therein on the “auction call date,” subject to certain conditions, generally including that the proceeds from any such liquidation be sufficient to redeem the notes and pay certain additional expenses.

(4)	Termination of reinvestment period refers to the date after which we can no longer use certain principal collections to purchase additional collateral, and such collections are instead used to deleverage the CDO.

(5)	Market value CLOs.

(6)	We are not contractually entitled to receive any management fees from these CLOs as long as 100% of the equity is held by DC LLC or an affiliate thereof.

(7)	Maturity date varies by tranche of notes.

(8)	The AUM for our Euro-denominated CLO has been converted into U.S. dollars using the spot rate of exchange on September 30, 2008.

(9)	Represents the asset management contract acquired from Robeco Investment Management, Inc. on July 17, 2008.

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
     Two of the CLOs that we currently manage are market value CLOs, which have liquidation triggers and events of default based on the market value of the CLO’s assets. The significant decline in liquidity in the credit markets during the nine months ended September 30, 2008 had a negative impact on the market values of the assets held in our CLOs. One of our market value CLOs, Access Institutional Loan Fund, or Access Fund, tripped its market value trigger during the third quarter of 2008 and is currently in the process of being liquidated. Our other market value CLO, Bryn Mawr CLO II Ltd., or Bryn Mawr CLO II, triggered a market value-based event of default in the fourth quarter of 2008 and is currently in the process of being liquidated. The intangible asset associated with Bryn Mawr CLO II was $1.5 million as of September 30, 2008. For the three and nine months ended September 30, 2008, we earned senior management fees of $0.3 million and $1.1 million and subordinated management fees of $0.2 million and $0.6 million, respectively, on these two market value CLOs.
     We managed two other market value CLOs during 2008, Coltrane CLO PLC, or Coltrane CLO, and Castle Harbor II CLO Ltd, or Castle Harbor II CLO. Coltrane CLO triggered a market value-based event of default during the first quarter of 2008 and was liquidated by an administrative receiver. Castle Harbor II CLO triggered a market value-based event of default and was liquidated during the third quarter of 2008. For the three and nine months ended September 30, 2008, we earned senior management fees of $13,000 and $0.6 million and subordinated management fees of $13,000 and $0.3 million, respectively, on these two market value CLOs.
     The remainder of our CDOs are cash flow CDOs, which do not contain liquidation triggers or events of default based on the market value of the CDO’s assets.
     Two of the ABS CDOs that we currently manage, Knollwood CDO Ltd., or Knollwood CDO, and Knollwood CDO II Ltd., or Knollwood CDO II, have triggered events of default resulting primarily from downgrades of their underlying collateral. Knollwood CDO triggered an event of default in the second quarter of 2008. The notes issued by Knollwood CDO have been accelerated. However, pursuant to the indenture governing Knollwood CDO, the CDO will not be liquidated unless either the proceeds of such liquidation will be sufficient to pay off all of the notes issued by the CDO, the accrued management fees and certain administrative expenses or the holders of a supermajority of the notes direct the liquidation. Given the current market value of the CDO’s assets and the difficulty of achieving a supermajority of the noteholders, we believe it is unlikely that a liquidation of Knollwood CDO will occur in the near term. Knollwood CDO II triggered an event of default in the fourth quarter of 2008. The notes issued by Knollwood CDO II have not been accelerated. In the event that the notes are accelerated, pursuant to the indenture governing Knollwood CDO II, the CDO will not be liquidated unless either the proceeds of such liquidation will be sufficient to pay off all of the notes issued by the CDO, the accrued management fees and certain administrative expenses or the holders of a supermajority of the notes direct the liquidation. Given the current market value of the CDO’s assets and the difficulty of achieving a supermajority of the noteholders, we believe it is unlikely that a liquidation of Knollwood CDO II will occur in the near term. For the three and nine months ended September 30, 2008, we earned senior management fees of $0.4 million and $1.1 million, respectively, on these two CDOs.
     In addition, one additional ABS CDO that we managed during 2008, Western Springs CDO Ltd., or Western Springs CDO, triggered an event of default in the first quarter of 2008 and was liquidated during the third quarter of 2008. For the three and nine months ended September 30, 2008, we earned senior management fees of $0.1 million and $0.2 million and subordinated management fees of zero and $22,000, respectively, on Western Springs CDO.

     As a result of triggering the above structural provisions as well as certain CDOs approaching these triggers, we expect investment advisory fees on CDOs to decrease on existing deals.
     We are continuing to focus on our previously announced strategy of acquiring existing CDO management contracts. On July 17, 2008, we acquired the management contract for Robeco CDO from Robeco Investment Management, Inc. We continue to explore the possibility of acquiring additional management contracts from other CDO managers.
          Investment Funds and Separately Managed Accounts
     The following table summarizes the respective investment advisory fee revenues for our investment management contracts on our investment funds and separately managed accounts for the three and nine months ended September 30, 2008.

	Three months ended September 30, 2008			Nine months ended September 30, 2008
	Average	Management	Performance	Average	Management	Performance
	AUM (1)	Fees	Fees	AUM (2)	Fees	Fees
	(In thousands)
Fixed income arbitrage investment funds	$435,676	$1,702	$—	$550,859	$6,450	$1,186 (3)
Separately managed accounts	$404,321	$236	n/a	$410,542	$745	n/a

(1)	Average AUM is calculated as the average of the AUM on July 1, August 1 and September 1, 2008.

(2)	Average AUM is calculated as the average of the AUM on January 1, February 1, March 1, April 1, May 1, June 1, July 1, August 1 and September 1, 2008.

(3)	Performance fees were related to our smaller investment fund which liquidated on April 30, 2008.

n/a	– not applicable
     Our one remaining investment fund, representing October 1, 2008 AUM of $331.0 million, experienced net redemptions of $8.0 million and $46.8 million during the three and nine months ended September 30, 2008, respectively. As a result of poor performance during the third quarter which resulted in notice of significant redemptions by investors the investment fund is expected to be liquidated no later than November 30, 2008.
     Another of our investment funds, representing AUM of $97.8 million as of April 1, 2008, liquidated on April 30, 2008. We experienced significant redemptions from this investment fund effective April 30, 2008 due to performance and a lack of interest in the fund’s flight-to-quality fixed income arbitrage strategy. For the three and nine months ended September 30, 2008, we earned management fees of zero and $0.6 million and incentive fees of zero and $1.2 million, respectively, related to this liquidated investment fund.
     During the quarter we experienced significant redemptions related to one separately managed account, and after the quarter end, we received notice of full redemption from this investor. During the three and nine months ended September 30, 2008, this separately managed account represented investment advisory fees of $0.1 million and $0.3 million, respectively.
     Intercompany investment advisory fees
     As a result of the Merger, we entered into a new management agreement with DCM. Management fees paid pursuant to this agreement are eliminated upon consolidation in accordance with GAAP. Fees are paid on a cost plus margin basis for investment advisory, management and operational services. All ancillary services, including back office support and certain operating expenses, are charged at cost. The fee structure is based on a transfer pricing study of the services provided by DCM pursuant to the management agreement. For the three and nine months ended September 30, 2008, the intercompany investment advisory fees earned were $2.1 million and $10.5 million, respectively.

Expenses
     The following table summarizes our Investment Management segment expenses for the three and nine months ended September 30, 2008:

	Three Months	Nine Months
	ended September 30, 2008
	(In millions)
Salaries	$3.3	$11.0
Incentive compensation	1.2	9.4
Employee benefits	0.5	1.4
Severance expense	—	0.3

Total compensation and benefits	5.0	22.1

Fixed asset depreciation	0.3	1.0
Intangible asset amortization	2.2	6.8

Total depreciation and amortization	2.5	7.8

Audit and audit-related fees	0.1	0.5
Legal fees	0.4	0.5
Other professional fees	0.1	0.2

Total professional services	0.6	1.2

Insurance expense	0.1	0.4

Rent expense	0.6	1.9
Software and data feeds	0.5	1.5
Other general and administrative fees	0.3	0.8

Total general and administrative expense	1.4	4.2

Impairment of intangible assets	32.2	41.2
Impairment of goodwill	78.1	98.1

Total impairment of intangible assets and goodwill	110.3	139.3

Total Investment Management segment expenses	$119.9	$175.0

     The most significant recurring expenses for the Investment Management segment are compensation and benefits costs. In response to the current adverse credit market environment, effective as of March 1, 2008, we implemented a plan to reduce our workforce. The reductions occurred across a broad range of functions within our company. As a result, we recorded zero and $0.3 million in severance expense for the three and nine months ended September 30, 2008, respectively. We believe these personnel reductions will improve our financial results without adversely impacting our ability to operate the business in a sound manner. As of September 30, 2008, we had 94 employees. In addition, during the three months ended September 30, 2008, we revised our incentive compensation plan as a result of the decline in our performance during the year which resulted in a $1.6 million reduction of incentive compensation. Although we have adjusted our current accrual to not utilize share-based compensation for a portion of our incentive compensation during 2008, we may change our decision. See Item 5. Other Information for a discussion of certain cost savings initiatives which include a restructuring of our workforce.

     During the three and nine months ended September 30, 2008, we recorded $32.2 million and $41.1 million, respectively, of impairment charges on intangible assets. For the three months ended September 30, 2008, we recorded an impairment charge of $30.6 million related to the intangible asset associated with the management contract for our remaining investment fund, which became fully impaired during the period as the fund exhibited poor performance resulting in significant notice of redemptions. The fund is expected to be liquidated no later than November 30, 2008. In addition, during the three months ended September 30, 2008, we recorded impairment charges of $1.3 million and $0.2 million related to the intangible assets associated with the management contracts for Castle Harbor II CLO and Access Fund, respectively, which became fully impaired during the period. Castle Harbor II triggered a market value-based event of default and was liquidated during the third quarter of 2008. Access Fund tripped its market value trigger in the third quarter of 2008 and is currently in the process of being liquidated.
     The remaining $9.0 million of impairment of intangible assets recorded during the nine months ended September 30, 2008 consists of an additional $4.6 million related to the intangible asset associated with the smaller of the original two investment funds, which liquidated on April 30, 2008, $3.3 million related to the intangible asset associated with the management contract for Coltrane CLO, which triggered a market value-based event of default during the first quarter of 2008 and was liquidated by an administrative receiver, and $1.0 million related to the intangible asset associated with the management contract for Western Springs CDO, which became fully impaired as of June 30, 2008, resulting primarily from downgrades in underlying collateral and was subsequently liquidated.
     For the three and nine months ended September 30, 2008, we recorded $78.2 million and $98.2 million, respectively, of impairment on goodwill recorded in conjunction with the Merger. Although a significant amount of time had not passed since the Merger, the continued deterioration of global credit markets and significant decline in our overall market capitalization during the first quarter of 2008 was a triggering event for an analysis of possible goodwill impairment. For the first quarter 2008, the estimated cash flows generated by the Investment Management segment were generally consistent with the estimated cash flows at the time of the Merger. However, the market multiple for the companies that we considered comparable had decreased. This decline in market multiples largely contributed to the $20.0 million of goodwill impairment recorded during the first quarter of 2008. As a result of the further decline in our overall market capitalization experienced during the third quarter of 2008, we performed another analysis for possible goodwill impairment as of September 30, 2008 and recognized full impairment on the remaining goodwill balance of $78.2 million. This was a result of the combined effect of lower market multiples and continued decline in our overall market capitalization and reduced estimated cash flows from the Investment Management segment compared to those estimated at the time of the Merger due to declines in AUM,
Other Income and Gain (Loss)
     Other income and gain (loss) for the Investment Management segment consisted of the unrealized losses related to our investments in preferred shares of CDOs that are managed by DCM. During the three and nine months ended September 30, 2008, we recognized unrealized losses of $0.4 million and $3.4 million, respectively, in net loss (gain) on trading securities on the condensed consolidated statements of operations related to these investments.
Income Tax Expense
     For the three and nine months ended September 30, 2008, the Investment Management segment recorded income tax expense of $8.3 million and $0.1 million, respectively. For income tax purposes, impairments of intangibles and goodwill are not recognized but are amortized straight-line over a 15-year life. This amount is net of a full valuation allowance on the deferred tax assets. See Income Taxes within the “Critical Accounting Policies” section for a full discussion of the valuation allowance.

Principal Investing Segment
Revenues
     Our Principal Investing segment revenues represent the net spread, or difference between the interest income we earn on our investment portfolio and the cost of our borrowings net of designated hedging activities. The following table summarizes the Principal Investing segment revenues:

	Three months ended September 30,		Variance	Nine months ended September 30,		Variance
	2008	2007	2008 vs. 2007	2008	2007	2008 vs. 2007
	(In millions)
Principal Investing Segment Revenues
Interest income	$20.4	$125.8	$(105.4)	$103.1	$378.2	$(275.1)
Interest expense	9.9	99.0	89.1	66.4	300.3	233.9

Net interest income	10.5	26.8	(16.3)	36.7	77.9	(41.2)
Provision for loan losses	15.5	—	(15.5)	20.0	6.9	(13.1)

Total Principal Investing segment revenues	$(5.0)	$26.8	$(31.8)	$16.7	$71.0	$(54.3)

     The following table summarizes our Principal Investing segment interest income:

	Three months ended September 30,		Variance	% of total interest income
	2008	2007	2008 vs. 2007	Three months ended September 30,
	(In millions)			2008	2007
RMBS	$5.7	$96.6	$(90.9)	27.9%	76.7%
Corporate loans and securities:
Assets held in DFR MM CLO	6.8	7.8	(1.0)	33.3%	6.2%
Assets held in Wachovia Facility	2.2	6.8	(4.6)	10.8%	5.4%
Other corporate leveraged loans	0.9	0.7	0.2	4.4%	0.6%
High yield corporate bonds	—	0.1	(0.1)	0.0%	0.1%
Assets held in Market Square CLO	4.2	6.0	(1.8)	20.6%	4.8%
ABS held in Pinetree CDO	—	5.5	(5.5)	0.0%	4.4%
Commercial real estate loans and securities	0.4	1.4	(1.0)	2.0%	1.1%
Treasuries and short-term investments	0.2	0.8	(0.6)	1.0%	0.6%
Other investments	—	0.1	(0.1)	0.0%	0.1%

Total interest income	$20.4	$125.8	$(105.4)	100.0%	100.0%

	Nine months ended September 30,		Variance	% of total interest income
	2008	2007	2008 vs. 2007	Nine months ended September 30,
	(In millions)			2008	2007
RMBS	$53.8	$292.4	$(238.6)	52.2%	77.3%
Corporate loans and securities:
Assets held in DFR MM CLO	22.0	7.8	14.2	21.3%	2.1%
Assets held in Wachovia Facility	8.4	35.0	(26.6)	8.1%	9.3%
Other corporate leveraged loans	1.6	2.3	(0.7)	1.6%	0.5%
High yield corporate bonds	—	0.7	(0.7)	0.0%	0.2%
Assets held in Market Square CLO	13.7	17.4	(3.7)	13.3%	4.5%
ABS held in Pinetree CDO	—	16.2	(16.2)	0.0%	4.3%
Commercial real estate loans and securities	2.2	4.4	(2.2)	2.1%	1.2%
Treasuries and short-term investments	1.3	1.8	(0.5)	1.3%	0.5%
Other investments	0.1	0.2	(0.1)	0.1%	0.1%

Total interest income	$103.1	$378.2	$(275.1)	100.0%	100.0%

     The decrease in interest income of $105.4 million and $275.1 million for the three and nine months ended September 30, 2008, respectively, was attributable primarily to the reduction of our RMBS and alternative assets portfolios during the nine months ended September 30, 2008 and, to a lesser extent, to a lower interest rate environment. As of September 30, 2008, our RMBS and alternative asset portfolios totaled $414.5 million and $634.0 million, respectively, as compared to $7.4 billion and $1.0 billion, respectively, at September 30, 2007.

     RMBS interest income decreased by $90.9 million and $238.6 million for the three and nine months ended September 30, 2008, respectively. Additionally, we sold all of our preference shares in Pinetree CDO Ltd., or Pinetree CDO, and deconsolidated that entity as of December 31, 2007, which resulted in reductions in interest income of $5.5 million and $16.2 million for the three and nine months ended September 30, 2008, respectively. The $14.5 million and $36.5 million decrease in alternative assets interest income for the three and nine months ended September 30, 2008, respectively, compared to the same periods in 2007 was primarily the result of a lower investment balances during the nine months ended September 30, 2008. Other corporate leveraged loans, assets held in Wachovia Facility and assets held in DFR MM CLO totaled $366.8 million as of September 30, 2008 as compared to $453.8 million as of September 30, 2007. The decrease in interest income on assets held in the Wachovia Facility of $26.6 million for the nine months ended September 30, 2008, was partially offset by the increase of $14.2 million in interest income on assets held in DFR MM CLO as certain of these assets were moved out of the Wachovia Facility in conjunction with the securitization of loans in the Wachovia Facility and simultaneous closing of the DFR MM CLO in July 2007.
     The following table summarizes our Principal Investing segment interest expense:

	Three months ended September 30,		Variance	Nine months ended September 30,		Variance
	2008	2007	2008 vs. 2007	2008	2007	2008 vs. 2007
	(In millions)
Repurchase agreements	$2.8	$97.0	$(94.2)	$37.2	$295.0	$(257.8)
Hedging activity	—	(15.3)	15.3	5.3	(44.3)	49.6
Long term debt
Wachovia Facility	0.3	2.1	(1.8)	1.5	10.0	(8.5)
Market Square CLO	2.3	4.1	(1.8)	8.0	12.2	(4.2)
DFR MM CLO	2.0	3.0	(1.0)	7.1	3.0	4.1
Pinetree CDO	—	4.3	(4.3)	—	12.9	(12.9)
Trust preferred securities	1.8	2.6	(0.8)	5.7	7.6	(1.9)

Total long term debt	6.4	16.1	(9.7)	22.3	45.7	(23.4)
Amortization of debt issuance cost	0.7	1.1	(0.4)	1.6	3.6	(2.0)
Margin borrowing	—	—	—	—	0.3	(0.3)

Total interest expense	$9.9	$98.9	$(89.0)	$66.4	$300.3	$(233.9)

     The decrease in interest expense of $89.0 million and $233.9 million for the three and nine months ended September 30, 2008, respectively, compared to the three and nine months ended September 30, 2007, was primarily the result of significantly reduced repurchase agreement balances, decreased interest rates and decreased long term debt balances during the three months and nine months ended September 30, 2008, as compared to the same periods in 2007.
     During the first quarter of 2008, we significantly reduced our RMBS portfolio through sales, which in turn resulted in the repayment of the outstanding repurchase agreements used to finance that RMBS and our outstanding interest rate swaps used to hedge our interest rate risk on our repurchase agreements. The decrease in the repurchase agreement balance and swaps outstanding for the three and nine months ended September 30, 2008 combined with a lower interest rate environment during the three and nine months ended September 30, 2008, as compared to the three and nine months ended September 30, 2007, contributed to a $78.9 million and a $208.2 million decrease in interest expense, respectively.
     The interest expense related to long term debt decreased by $9.7 million and $23.4 million for the three and nine months ended September 30, 2008, respectively, compared to the same period in 2007. From September 30, 2007 to September 30, 2008, there were significant changes in our outstanding long term debt balances. We decreased the outstanding balance in the Wachovia Facility from $76.9 million to $34.1 million through sales and paydowns on the Wachovia Facility portfolio in accordance with the terms of the forbearance agreement described under “Liquidity and Sources of Funds — Principal Investing Segment — Wachovia Facility” below. In addition, during July of 2007, we completed the securitization of the DFR MM CLO which provided significantly lower interest rate spreads than the Wachovia Facility. Additionally, we sold all of our preference shares in and deconsolidated Pinetree CDO as of December 31, 2007, which resulted in a reduction to our interest expense of $4.3 million and $12.9 million for the three and nine months ended September 30, 2008, respectively.

     We continue to focus on managing liquidity by investing interest and principal paydowns in short term, highly liquid securities, which will likely reduce our future net interest income, as described further in our discussion on liquidity.
     Provision for Loan Losses
     The following table summarizes our Principal Investing segment provision for loan losses:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(In millions)
Loans held in DFR MM CLO	$6.8	$—	$6.8	$—
Loans held in Wachovia Facility	6.2	—	6.2	6.9
Other corporate leveraged loans	—	—	2.2	—
Commercial real estate loans	2.5	—	4.8	—

Total provision for loan losses	$15.5	$—	$20.0	$6.9

     During the three and nine months ended September 30, 2008, we recorded provision for loan losses of $15.5 million and $20.0 million, respectively.
     During the three and nine months ended September 30, 2008, we determined that a charge to the provision for loan losses of $6.8 million was required on one loan held for investment within the DFR MM CLO with an outstanding principal balance of $9.0 million.
     During the three and nine months ended September 30, 2008, we determined that a charge to the provision for loan losses of $4.5 million was required for one loan held for investment in the Wachovia Facility with an outstanding principal balance of $6.0 million. During the three months ended September 30, 2008, we made a determination that we had the intention to sell five loans held in the Wachovia Facility and classified as held for investment with an outstanding principal balance of $24.3 million. As a result, we recognized a provision for loan losses of $1.7 million and subsequently transferred these loans to loans held for sale at net realizable value.
     During the three and nine months ended September 30, 2008, we determined that a provision for loan losses of zero and $2.2 million, respectively, was required related to one other corporate leveraged loan with an outstanding principal balance of $10.0 million and a total allowance for loan losses of $7.5 million as of September 30, 2008.
     During the three and nine months ended September 30, 2008, we recognized provisions for loan losses of $2.5 million and $4.8 million, respectively, related to commercial real estate loans. During the three months ended September 30, 2008, we determined that a provision for loan losses of $1.3 million was required on a commercial real estate loan held for investment with a total principal balance of $2.1 million. In addition, we determined that an additional provision for loan losses of $1.2 was required for another commercial real estate loan held for investment for which a provision of $0.4 million had been previously recorded during the nine months ended September 30, 2008. In addition, during the nine months ended September 30, 2008, we recognized a provision for loan losses of $0.6 million for a commercial real estate loan held for investment with an initial principal balance of $1.0 million for which we signed an agreement to sell during the second quarter. During the third quarter of 2008, the sale was unable to be closed and the loan is now considered to be held for investment. During the second quarter of 2008, we determined that a provision for loan losses of $1.3 million was required on another commercial real estate loan which was held for investment with a total principal balance of $5.3 million. Subsequently, $1.8 million of the total principal balance was sold, and the remaining balance of $3.5 million of this loan was transferred to loans held for sale at net realizable value. The sale of the remaining $3.5 million principal balance of this loan was completed during the three months ended September 30, 2008.

     In addition, during the nine months ended September 30, 2007, we determined that a provision for loan losses of $6.9 million was required for loans held for investment in the Wachovia Facility. $5.1 million of the provision for loan losses represented the full outstanding principal balance of a loan fully reserved for because, among other factors, the borrower declared bankruptcy and we did not expect to collect the principal amount of the loan. The remaining $1.8 million provision during the nine months ended September 30, 2007 represented the excess of the amortized cost basis over the discounted expected future cash flows for another loan held in the Wachovia Facility.
Expenses
     The following table summarizes our Principal Investing segment expenses for the periods presented:

	Three months ended September 30,		Variance	Nine months ended September 30,		Variance
	2008	2007	2008 vs. 2007	2008	2007	2008 vs. 2007
	(In millions)
Base management fee expense (1)	$2.1	$3.2	$(1.1)	$10.5	$9.8	$0.7
Amortization related to restricted stock and options	—	(0.4)	0.4	—	(0.3)	0.3

Total management expense to related party	2.1	2.8	(0.7)	10.5	9.5	1.0

Incentive fee expense	—	—	—	—	2.2	(2.2)

Audit and audit-related fees	0.4	0.3	0.1	1.3	0.9	0.4
Legal fees	1.1	0.4	0.7	2.8	0.7	2.1
Other professional fees	0.1	0.7	(0.6)	0.6	1.2	(0.6)

Total professional services	1.6	1.4	0.2	4.7	2.8	1.9

Insurance expense	0.6	0.2	0.4	1.8	0.5	1.3

Board of directors fees	0.4	0.3	0.1	1.5	0.9	0.6
Banking and other administrative fees	0.1	0.2	(0.1)	0.5	0.5	—
Software and data feeds	—	0.2	(0.2)	0.2	0.3	(0.1)
Other general and administrative fees	—	—	—	0.2	0.2	—

Total general and administrative expense	0.5	0.7	(0.2)	2.4	1.9	0.5

Total Principal Investing segment expenses	$4.8	$5.1	$(0.3)	$19.4	$16.9	$2.5

(1)	Base management fee expense for the three and nine months ended September 30, 2008 includes $2.1 million and $10.5 million, respectively, of management fee expense in conjunction with our new management agreement with DCM, which is eliminated in consolidation.
     The decrease in expenses of $0.3 million for the three months ended September 30, 2008 compared to the same period in 2007 was primarily attributable to decreases in management fee expense to related party of $0.7 million and other professional fees of $0.6 million, partially offset by increases in legal fees of $0.7 million, and insurance expense of $0.4 million. The $0.7 million decrease in management fee expense to related party is the result of our new management fee contract, pursuant to which fees are calculated on a cost plus margin basis. The $0.6 million decrease in other professional fees was the result of certain one-time business strategy costs incurred in the prior period presented and the $0.4 million increase in insurance expense reflects an increase in insurance premiums over the prior period presented.
     The increase in expenses of $2.5 million for the nine months ended September 30, 2008 compared to the same period in 2007 was primarily attributable to increases in legal fees of $2.1 million largely as a result of our SEC investigation, insurance expense of $1.3 million due to volatility in the global credit markets and board of directors fees of $0.6 million due to the new compensation package for our interim Chairman of the Board partially offset by a $1.2 million decrease in total management and incentive fee expense to a related party. The $1.2 million decrease in total management and incentive fee expense to related party was the result of a $2.2 million decrease in incentive fee expense as our new management fee contract with DCM no longer contains an incentive fee provision and a $1.0 million increase in the base management fee expense as our new management fee contract is now on a cost plus margin basis.

\

Other Income and (Loss) Gain
     The following table summarizes our Principal Investing segment other income and (loss) gain for the periods presented:

	Three months ended September 30,		Variance	Nine months ended September 30,		Variance
	2008	2007	2008 vs. 2007	2008	2007	2008 vs. 2007
	(In millions)
Net realized loss on available-for-sale securities	$—	$(6.8)	$6.8	$—	$(4.3)	$4.3
Other-than-temporary impairment on available-for-sale securities	(0.9)	(16.4)	15.5	(4.7)	(16.6)	11.9

Net loss on available-for-sale securities	(0.9)	(23.2)	22.3	(4.7)	(20.9)	16.2

Net realized gain (loss) on trading securities	0.1	(2.5)	2.6	(169.1)	(2.1)	(167.0)
Net unrealized (loss) gain on trading securities	(13.3)	8.1	(21.4)	(43.6)	4.7	(48.3)

Net (loss) gain on trading securities	(13.2)	5.6	(18.8)	(212.7)	2.6	(215.3)

Net realized gain (loss) on loans and loans held for sale	0.6	0.4	0.2	(12.0)	0.5	(12.5)
Net unrealized loss on loans and loans held for sale	(15.0)	(7.8)	(7.2)	(23.4)	(7.5)	(15.9)

Net loss on loans and loans held for sale	(14.4)	(7.4)	(7.0)	(35.4)	(7.0)	(28.4)

Net realized gain (loss) on interest rate swaps	0.2	(3.2)	3.4	(271.9)	0.3	(272.2)
Net realized gain (loss) on credit default swaps	—	0.3	(0.3)	(2.4)	1.5	(3.9)
Net realized (loss) gain on total return swaps	(1.5)	0.8	(2.3)	(2.2)	1.0	(3.2)
Net realized gain (loss) on interest rate caps and floors	—	1.5	(1.5)	(1.6)	1.5	(3.1)
Net unrealized (loss) gain on interest rate swaps	(1.8)	(12.0)	10.2	55.8	(13.3)	69.1
Net unrealized (loss) gain on credit default swaps	—	(0.6)	0.6	0.4	(0.8)	1.2
Net unrealized gain (loss) on total return swaps	0.9	(3.0)	3.9	1.2	(2.6)	3.8
Net unrealized (loss) gain on interest rate caps and floors	—	(3.9)	3.9	1.1	(2.3)	3.4
Net unrealized gain (loss) on warrants	—	(0.1)	0.1	0.2	(0.1)	0.3

Net loss on derivatives	(2.2)	(20.2)	18.0	(219.4)	(14.8)	(204.6)

Dividend income	0.2	0.1	0.1	0.4	0.2	0.2
Other net loss	(0.9)	(0.2)	(0.7)	(0.9)	(0.4)	(0.5)

Dividend income and other net loss	(0.7)	(0.1)	(0.6)	(0.5)	(0.2)	(0.3)

Net other income and (loss) gain	$(31.4)	$(45.3)	$13.9	$(472.7)	$(40.3)	$(432.4)

Total realized loss	$(1.3)	$(9.4)	$8.1	$(459.7)	$(1.4)	$(458.3)

Total unrealized loss	$(30.1)	$(35.9)	$5.8	$(13.0)	$(38.9)	$25.9

     Net other income and (loss) gain had decreased net losses of $13.9 million and increased net losses of $432.4 million for the three and nine months ended September 30, 2008, respectively, compared to the same periods for 2007. The $13.9 million net decrease in losses during the three months ended September 30, 2008, was primarily attributable to decreased losses on available-for-sale securities and interest rate swaps of $22.3 million and $13.6 million, respectively, offset by increased losses on trading securities and loans of $18.8 million and $7.0 million, respectively. The $432.4 million net increases in losses during the nine months ended September 30, 2008 was primarily attributable to increased losses on trading securities, derivatives, and loans and loans held for sale of $215.3 million, $204.6 million and $28.4 million, respectively, partially offset by decreased losses on available-for-sale securities of $16.2 million.
     The decreased losses on available-for-sale securities during the three months ended September 30, 2008 was the result of having a smaller portfolio of available-for-sale securities this quarter as compared to the same quarter last year resulting in us taking less other-than-temporary impairment. The decreased losses in our interest rate swap portfolio resulted from significant prior year quarter unfavorable interest rate fluctuations. During the three months ended September 30, 2008, the increased losses on trading securities were primarily the result of a rate fluctuation caused by an active market environment effecting the market value of our RMBS portfolio during the period, and the increased losses on loans and loans held for sale were primarily driven by an increase in unrealized losses on loans held for sale in Market Square CLO.

     During the first quarter of 2008, our RMBS portfolio experienced a significant decrease in value fueled by the ongoing credit crisis. This reduced our ability to successfully finance and hedge our RMBS portfolio. We sold a significant portion of our non-Agency RMBS and Agency RMBS to improve liquidity, which resulted in realized trading losses of $212.7 million for the nine months ended September 30, 2008. Unrealized losess on trading securities increased during this period as a result of the overall decrease in the value within the RMBS market. In conjunction with the significant sales of RMBS during the nine months ended September 30, 2008, we terminated 202 interest rate swaps with a notional amount of $5.3 billion, which resulted in net losses on interest rate swaps during the nine months ended September 30, 2008 of $216.1 million. The increase in losses on loans and loans held for sale was the result of the current weakness in the broader financial markets, where reduced liquidity across the spectrum of securities has driven down the valuations of our held for sale loan portfolio within Market Square CLO.
Income Tax Expense
     For the three and nine months ended September 30, 2008, the Principal Investing segment recorded income tax benefit of $3.6 million and income tax expense of $0.3 million, respectively, primarily resulting from our expected deductible losses on our interest rate swaps and a likely 2008 net operating loss carry forward, both of which can be used to offset taxes otherwise due within the next twenty years. This amount is net of a full valuation allowance on the deferred tax assets. See Income Taxes within the “Critical Accounting Policies” section for a full discussion on the valuation allowance.
Off-Balance Sheet Arrangements
     As of September 30, 2008, there have been no material changes in the off-balance sheet arrangements from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as amended.
Liquidity and Capital Resources
     We held cash and cash equivalents of $41.9 million as of September 30, 2008.
     Our operating activities provided cash of $474.4 million for the nine months ended September 30, 2008, primarily through the following:
          Net inflows and non-cash adjustments of $1.3 billion, consisting of the following:
•	Net sales of trading securities — $658.2 million

•	Net loss from trading securities — $216.1 million

•	Impairment on intangible assets and goodwill — $139.3 million

•	Amortization of net loss on previously designated derivatives — $96.9 million

•	Net change in operating assets and liabilities — $75.0 million

•	Net loss on loans and loans held for sale — $35.4 million

•	Provision for loan losses — $20.0 million

•	Depreciation, amortization and non-cash expenses — $7.8 million

•	Other-than-temporary impairment on available-for-sale securities — $4.7 million

•	Net premium and discount amortization on investments, loan and debt issuance costs — $2.3 million

•	Net loss on other investments — $0.7 million

•	Share-based compensation — $0.5 million

•	Deferred tax benefit — $0.4 million

•	Non-cash rental expense— $0.1 million

Net outflows and non-cash adjustments totaled $783.1 million, consisting of the following:
•	Net loss — $614.8 million

•	Net changes in undesignated derivatives — $159.0 million

•	Net purchases of loans held for sale — $9.3 million
     Our investing activities provided cash of $4.4 billion for the nine months ended September 30, 2008, primarily from the proceeds from sales and principal payments of trading securities previously classified as available-for-sale of $4.3 billion, proceeds from sales and principal payments on loans and loans held for sale and available-for-sale securities totaling $99.8 million and $25.9 million, respectively, partially offset by the origination and purchase of loans and loans held for sale and the purchase of available-for-sale securities of $15.6 million and $2.4 million, respectively, and $16.0 million of changes in restricted cash and cash equivalents.
     Our financing activities used cash of $5.0 billion for the nine months ended September 30, 2008, primarily for payments made on repurchase agreements of $4.9 billion. Additional uses of cash included payments made on the Wachovia Facility of $42.4 million, dividend payments of $21.7 million, payments made on short term debt of $1.5 million and debt issuance costs of $0.9 million. These outflows were offset by proceeds from our Wachovia Facility of $3.0 million.
Leverage
      We have significantly reduced the leverage on our balance sheet during 2008 in an effort to support our liquidity needs. The primary sources of this reduction were the sale of our RMBS portfolio and paydowns of our related short term repurchase agreement financing. Our RMBS holdings were $6.3 billion and $0.4 million as of December 31, 2007 and September 30, 2008, respectively. Our repurchase agreements liabilities were $5.3 billion and $0.4 million as of December 31, 2007 and September 30, 2008, respectively. Additionally, we have reduced our long term debt associated with the Wachovia Facility by $39.4 million for the nine months ended September 30, 2008. As discussed in more detail in the following section “Liquidity and Sources of Funds,” our remaining debt of $702.3 million consists of $507.0 of non-recourse debt, $71.6 million of Series A and Series B Notes, which are due in 2012, and $123.7 million of trust preferred securities with $51.6 million and $72.1 million due in 2035 and 2036, respectively. During 2008, in order to remain in compliance with the covenants applicable to our long term debt, we have received several waivers from the holders of our long term debt. We intend to continue to reduce our long term debt associated with the Wachovia Facility as required pursuant to the amended and restated forbearance agreement discussed in “Liquidity and Sources of Funds—Principal Investing Segment—Wachovia Facility” below.
      Although we continue to closely monitor leverage, the changes in our business resulting from the Merger in 2007 and our termination of our REIT status on September 30, 2008 (retroactive to January 1, 2008) impact how we expect to use and manage leverage going forward. The acquisition of Deerfield, and our subsequent focus on our Investment Management segment, significantly reduces our need for leverage and equity to support our operations because of the generation of cash flows from contractual investment advisory fees. Additionally, the termination of our REIT status provides us with more flexibility to allocate capital to assets other than RMBS, although, in the near term, we expect to continue holding RMBS.
Liquidity and Sources of Funds
     We believe that our current cash and cash equivalents, unencumbered liquid assets, and net equity in the financed RMBS portfolio along with cash flows from operations are adequate to meet anticipated long term (greater than one year) liquidity requirements. Unencumbered RMBS and unrestricted cash and cash equivalents aggregated $49.6 million at September 30, 2008. In addition, net equity in the financed RMBS portfolio (including associated interest rate swaps), excluding the unencumbered RMBS included above, totaled $28.5 million at quarter end. In total, we had cash, unencumbered liquid securities and net equity in financed liquid securities of $78.1 million as of September 30, 2008. As of September 30, 2008, the fair value of our Agency RMBS and non-Agency RMBS portfolios were $394.3 million and $20.2 million, respectively.

     We attempt to maintain our leverage at a level that ensures that our cash and cash equivalents will be sufficient to satisfy our liquidity requirements. However, if we are not successful, we may be required to sell additional RMBS or Corporate Loans and may be unable to do so on favorable terms or at all. Sales of additional RMBS or Corporate Loans at prices lower than their carrying value would result in further realized losses and reduced income. We may increase our capital resources by consummating offerings of securities or issuing new debt, possibly including preferred stock, common stock, commercial paper, medium-term notes, CDOs, collateralized mortgage obligations and other borrowings. The ability to execute these strategies will depend on, among other things, market conditions for capital raises and for the investment of any proceeds.
     The lease on our corporate headquarters requires us to maintain a letter of credit, which was renewed in May 2008 and requires us to maintain $2.7 million of cash on deposit with the letter of credit provider in a restricted account.
Investment Management Segment
     The following is a summary of our Investment Management segment borrowings as of September 30, 2008:

		Series
	Short Term	A & B
	Debt (1)	Notes	Total
	(In thousands)
Outstanding balance	$172	$71,631 (2)	$71,803
Weighted average borrowing rate	5.78%	7.79%	7.79%
Weighted-average remaining maturity (in years)	0.67 (3)	4.25	4.24
Carrying value of collateral (including accrued interest)	$—	$71,588 (4)	$71,588

(1)	The short term debt consists of one limited recourse note collateralized by the investment in preferred shares of a CDO.

(2)	Principal outstanding of $71.6 million is presented net of a $2.3 million discount.

(3)	Based on contractual maturity.

(4)	Includes the assets of Deerfield, as issuer of the Series A and Series B Notes, but does not include the assets of any guarantors thereof.
     On March 14, 2008, we entered into waivers, the March Waivers, with the holders of our Series A and Series B Notes. The waivers extended through March 31, 2009, or the Waiver Period, and waived compliance with certain portions of a REIT qualification covenant contained in the related note purchase agreements. Pursuant to the waivers, we agreed to use reasonable best efforts to meet the requirements to qualify as a REIT during the Waiver Period. On May 29, 2008, we entered into amendments, the May Amendments, to the March Waivers. The May Amendments extend the March Waivers through December 31, 2009. The March Waivers and the May Amendments were superseded by the amendments that we entered into with the holders of our Series A and Series B Notes on September 26, 2008, the September Amendments. The September Amendments, among other things, deleted the REIT qualification covenants in their entirety from the note purchase agreements governing our Series A and Series B Notes.

     On May 6, 2008, we entered into an amendment to the note purchase agreement for each of the Series A and Series B Notes that amended, among other provisions, certain covenants in order to permit the maintenance of intercompany notes issued to DFR by, and by DFR to, certain of its subsidiaries as well as a letter of credit required under the lease for the Rosemont, Illinois offices. In connection with such amendment, we agreed to appoint to the board of managers of each Deerfield and DC LLC, one “special manager” nominated by holders of each of the Series A and Series B Notes and to amend the organizational documents of each of Deerfield and DC LLC to provide that the dissent of both such special managers will serve as a veto on any decision by the board of managers of such entity to voluntarily institute proceedings to be adjudicated bankrupt or insolvent or the taking of similar actions. Neither DC LLC nor Deerfield has any plans to institute any such proceeding. The amendments further provide that, other than the dissent right described above, such special managers shall not have any right to direct participate in the management of Deerfield or DC LLC, as the case may be.
Principal Investing Segment
     The following is a summary of our Principal Investing segment borrowings as of September 30, 2008:

					Trust
	Repurchase	Term		Wachovia	Preferred
	Agreements	Financing		Facility	Securities	Total
	(In thousands)
Outstanding balance	$383,617	$507,000	(1)	$34,060	$123,717	$1,048,393
Weighted average borrowing rate	3.46%	3.37%		5.10%	5.57%	3.72%
Weighted-average remaining maturity (in years)	0.03	9.58	(2)	0.44	27.68 (3)	8.00
Carrying value of collateral (including accrued interest)	$408,660	$562,608		$76,740	n/a	$1,048,009

n/a	— not applicable

(1)	Excludes $19.0 million of DFR MM CLO debt that is owned by us and eliminated upon consolidation. Had this debt been included, the weighted-average borrowing rate would be 3.49%, and the weighted-average remaining maturity would be 9.63 years.

(2)	$276.0 million of the term financing is callable quarterly by us, and $231.0 million is callable after July 20, 2010 and quarterly thereafter.

(3)	$51.6 million of the trust preferred securities are callable by us after October 30, 2010, and $72.1 million are callable by us after October 30, 2011.
     Repurchase Agreements
     As of September 30, 2008, proceeds from repurchase agreements totaling $383.6 million, with a weighted-average current borrowing rate of 3.46%, were used to finance the acquisition of RMBS. We expect to continue borrowing funds in the form of repurchase agreements. As of September 30, 2008, we had outstanding repurchase agreement balances with four investment banking firms. Our repurchase agreement liabilities are significantly concentrated with one counterparty that provides financing totaling 73.8% of the $383.6 million of repurchase agreement liabilities as of September 30, 2008. Increases in interest rates could reduce the value of our RMBS, which could limit our borrowing ability or cause our lenders to initiate additional margin calls. An increase in the percentage deduction of fair value of RMBS collateral that we receive in cash at the inception of the repurchase agreement, which we sometimes refer to as a haircut, imposed by our counterparties would limit our borrowing capacity. Amounts due upon maturity of our repurchase agreements will be funded primarily through the rollover or re-issuance of repurchase agreements and monthly principal and interest payments received on our RMBS.

     The following table presents certain information regarding the amount at risk related to our repurchase agreements as of September 30, 2008:

		Weighted-Average
		Maturity of
		Repurchase
	Amount at Risk (1)	Agreements
Counterparties:	(In thousands)	(In days)
Bank of America Securities LLC	$9,219	1
Deutsche Bank Securities Inc.	6,655	1
Fortis Securities LLC	8,455	14
HSBC Securities (USA), Inc.	1,778	3

Total	$26,107	11

(1)	Equal to the fair value of securities pledged (including net additional repurchase agreement collateral pledged of $1.1 million), minus repurchase agreement liabilities and related accrued interest payable.
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
     Wachovia Facility
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

     On August 11, 2008, we entered into an amended and restated forbearance agreement related to the Wachovia Facility which extends the period through which no action will be taken in respect of any prior noncompliance with the Stockholders’ Equity Covenant as well as certain concentration limits relating to the composition of the collateral under the Wachovia Facility through the earlier of December 31, 2008 and the date of any breach of the forbearance agreement by us. Under this forbearance agreement, we must reduce the ratio of borrowings to aggregate par value of collateral held under the Wachovia Facility (less certain adjustments) to 52% by August 15, 2008, 50% by September 15, 2008, 40% by October 31, 2008, 25% by November 30, 2008 and 0% by December 31, 2008. We successfully met the forbearance agreement threshold on the August 15, 2008, September 15, 2008 and October 31, 2008 measurement dates. In the event the specified ratios are not attained by their respective dates, the forbearance agreement (including the waiver described above) will terminate, which would give Wachovia the right to liquidate the assets under the Wachovia Facility in an amount necessary to repay all outstanding borrowings thereunder. Any such liquidation could occur on terms that are not favorable to us.
Trust Preferred Securities
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
     On September 26, 2008, we entered into three supplemental indentures, or the September 26, 2008 Supplemental Indentures, with the holders of the trust preferred securities issued by each of the Trusts to delete a REIT qualification covenant contained in each of the indentures governing those securities. See Recent Developments for subsequent events related to the trust preferred securities.

Distribution Policy
     We have historically made regular quarterly distributions of all or substantially all of our REIT taxable income to holders of our common stock in connection with REIT requirements. As such, in order to avoid taxation at the corporate level on undistributed REIT taxable income for 2007, we declared a cash dividend of $0.85 per share on our common stock on August 11, 2008. The record date of the cash dividend was August 28, 2008, and the payment date was October 15, 2008. Additionally, the Board approved the payment of approximately $1.7 million on account of accrued dividends on our Series A cumulative convertible preferred stock issued in late 2007 and converted into common stock in March 2008, or the Series A Preferred Stock. As a result we believe we have distributed at least 100% of our 2007 REIT taxable income. The covenants contained in our indebtedness currently prohibit us from making future dividends or distributions on our common stock.
Recent Developments
   Reverse Stock Split
     We effected a 1-for-10 reverse stock split of our common stock after the close of business on October 16, 2008. Share and per share amounts reflected throughout the condensed consolidated financial statements and notes thereto have been retroactively restated to reflect the reverse stock split.
  Stock Repurchase
     In August 2008, we announced that our Board had authorized the repurchase of up to $1.0 million of our outstanding common stock.  The amount of the authorized repurchase was capped by the terms of our Series A and Series B Notes, which limit common stock repurchases to $1.0 million during the term of the note agreements.  Since September 30, 2008 we have repurchased and subsequently retired 220,000 shares of our common stock in private transactions at an average price of $4.40 per share.
  Trust Preferred Securities
     On November 7 2008, we entered into a letter agreement (the “November Letter Agreement”) with the representative of the holders of our trust preferred securities. The November Letter Agreement provided a waiver of any prior noncompliance by DC LLC with the Net Worth Covenant and waived any future noncompliance with the Net Worth Covenant through April 1, 2010. DFR and the representative of the holders of the trust preferred securities agreed in the November Letter Agreement that we would be prohibited from incurring additional indebtedness except for indebtedness permitted to be incurred in accordance with provisions that are substantially similar to the provisions of the agreements governing the Series A and Series B Notes and making additional dividends or distributions on our capital stock except as permitted in accordance with provisions that are substantially similar to the provisions of the agreements governing the Series A and Series B Notes and that the representative of the holders of the trust preferred securities would have certain inspection rights DFR and the representative of the holders of the trust preferred securities agreed to enter into supplemental indentures to the indentures governing each of the Trusts to reflect the foregoing agreement within 30 days of the date of the November Letter Agreement. We agreed to pay a one time fee of $375,000 to the representative of the holders of the trust preferred securities in connection with the November Letter Agreement and the related supplemental indentures.
  Cost Savings Initiative
     See Item 5. Other Information in Part II of this quarterly report on Form 10-Q for recent developments concerning certain costs savings initiatives which include a restructuring of our workforce.
Inflation
     Virtually all of our assets and liabilities are interest rate sensitive. As a result, interest rates and other factors influence our performance more than inflation. Changes in interest rates do not necessarily correlate with changes in inflation rates. Our financial statements are prepared in accordance with GAAP, and our distributions are determined by our Board based primarily on cash flow considerations; in each case, our activities and balance sheet are measured with reference to historical cost or fair value without considering inflation.

Seasonality
     While our Investment Management segment is not directly affected by seasonality, our investment advisory fees may be higher in the fourth quarter of our fiscal year as a result of our revenue recognition accounting policy for performance fees related to the investment fund we manage. Performance fees on certain accounts are based upon calendar year performance and are recognized when the amounts become fixed and determinable upon the close of the performance fee measurement period. We currently do not expect to have performance fees in the fourth quarter of 2008 related to our one remaining investment fund that will be liquidated no later than November 30, 2008.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     As of September 30, 2008, the primary component of our market risk was interest rate risk, as described below. We believe that a significant portion of risk can be quantified from historical experience. While we do not seek to avoid risk completely, we actively manage interest rate risk and regularly assess whether earnings in the portfolio include appropriate compensation for the inherent market risks to which it is exposed. In light of these risks, we regularly consider our capital levels and currently are focused on preserving capital as well as actively exploring opportunities to increase our overall capital position.
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
     In order to mitigate our interest rate exposure, we have entered into eight interest rate swap transactions as of September 30, 2008. The following table summarizes the expiration dates of these contracts and their notional amounts:

Notional
Amount
Year of Expiration	(In thousands)
2009	$110,000
2010	78,000
2012	50,000
2018	25,000

Total	$263,000

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
     The following sensitivity analysis table shows the impact on the estimated fair value of our RMBS interest rate-sensitive investments and interest rate swaps and caps as of September 30, 2008 (the below table excludes the securities held in Market Square CLO and DFR MM CLO as our equity at risk in these entities is limited $24.0 million and $69.0 million, respectively) assuming rates instantaneously fall 100 basis points and rise 100 basis points.

	Interest Rates		Interest Rates
	Fall 100		Rise 100
	Basis Points	Unchanged	Basis Points
	(In thousands)
RMBS	$425,312	$414,502	$411,495
Fair value
Change in fair value	$10,810		$(3,007)
Change as a percent of fair value	2.61%		(0.73)%
Interest Rate Swaps
Fair value	$(12,296)	$(7,697)	$(1,971)
Change in fair value	$(4,599)		$5,727
Change as a percent of fair value	59.75%		74.70%
Net Portfolio Impact	$6,211		$2,719

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
     As of September 30, 2008, substantially all investments in our alternative investments portfolio (non-RMBS) are instruments with variable interest rates that are indexed to LIBOR. Because the variable rates on these instruments are short term in nature, we are not exposed to material changes in fair value as a result of changes in interest rates.
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
     We seek to manage our credit risk exposure in repurchase agreements and derivative transactions by transacting with investment grade counterparties and obtaining collateral where appropriate. We evaluate the creditworthiness of all potential counterparties by reviewing such factors as credit rating, financial position and reputation and relevant market trends. We additionally seek to limit exposure by setting limits on open positions with any single counterparty and carefully monitoring mark-to-market conditions on all repurchase agreement and derivative transactions. To the extent that we hold corporate bonds and other credit sensitive securities, we are exposed to credit risk relating to whether the issuer will meet its principal and interest obligations. We seek to manage this exposure by performing investment due diligence on issuers and by seeking to obtain returns on investment commensurate with their risk.
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
Change in Internal Control Over Financial Reporting
     There have been no changes in our internal control over financial reporting during the three months ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls
     There are inherent limitations in the effectiveness of any control system, including the potential for human error and the circumvention or overriding of the controls and procedures. Additionally, judgments in decision-making can be faulty and breakdowns can occur because of simple error or mistake. An effective control system can provide only reasonable, not absolute, assurance that the control objectives of the system are adequately met. Accordingly, our management, including our Chief Executive Officer, our Senior Vice President and our Chief Financial Officer do not expect that our control system can prevent or detect all error or fraud. Finally, projections of any evaluation or assessment of effectiveness of a control system to future periods are subject to the risks that, over time, controls may become inadequate because of changes in an entity’s operating environment or deterioration in the degree of compliance with policies or procedures.

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
     As a result of the sales earlier this year of substantially all of its non-Agency RMBS and a large portion of its Agency RMBS, DC LLC no longer complies with the requirements of section 3(c)(5)(C). Accordingly, our investment in DC LLC currently is an investment security. As a result, investment securities comprise more than 40% of our assets.
     Because neither DFR nor DC LLC can rely on its historical exemption from regulation as an investment company, DFR and DC LLC currently must rely upon Rule 3a-2, which provides a safe harbor exemption, not to exceed one year, for companies that have a bona fide intent to be engaged in an excepted activity but that temporarily fail to meet the requirements for another exemption from registration as an investment company. As required by the rule, after we learned that we were out of compliance, our Board promptly adopted a resolution declaring our bona fide intent to be engaged in excepted activities and we are currently working to restore our assets to compliance. The board of managers of DC LLC adopted the same resolution and DC LLC is currently working to restore its assets into compliance with a long term exemption.

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
We expect our common stock to be delisted by the New York Stock Exchange, and we may be unable to qualify for listing on an alternative exchange.
     Our common stock is listed on the New York Stock Exchange, or NYSE. We currently are not in compliance with certain of the NYSE’s continued listing standards and, therefore, expect to be delisted by the NYSE.
     On October 1, 2008, we notified the NYSE that we had terminated our REIT status. The termination of a company’s REIT status constitutes a failure to maintain compliance with an NYSE continued listing standard unless that company can, at such time, satisfy the NYSE’s initial listing standards for regular corporations. We are currently unable to satisfy those initial listing standards
     We have submitted listing applications to the National Association of Securities Dealers Automatic Quotations, or the NASDAQ, and the American Stock Exchange, or the AMEX, and are working to transfer the listing of our common stock to one of those exchanges. In an effort to ensure compliance with the initial listing standards of the NASDAQ and the AMEX, we effected a 1-for-10 reverse stock split after the close of business on October 16, 2008. However, we may fail to satisfy the initial listing standards of the NASDAQ and the AMEX and be unable to list or quote our common stock on either the NASDAQ, the AMEX or any other national securities exchange or quotation system. If we are unable to list our common stock on another exchange, the market for our common stock is likely to be much less liquid, which could lead to increased volatility in our stock price, and we may have decreased access to the equity and debt capital markets. Even if our common stock is listed on another exchange, the market for our common stock may not be as liquid as it has been, and the market price for our common stock may become more volatile than it has been historically.

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

Our ability to use NOL carryovers and NCL carryovers to reduce future tax payments may be limited.
     Historically, we had elected to be taxed as a REIT under the Code. During the third quarter of 2008, we converted to a C corporation (retroactive to January 1, 2008) in part to maximize the use of significant potential tax benefits flowing from our existing and projected NOLs and NCLs. We must have taxable income or gains in future periods to benefit from theses NOLs and NCLs, and there is a risk that we may not be profitable in future periods. In addition, our NOL and NCL carryovers may be limited by Sections 382 and 383 of the Code if we undergo an “ownership change.” Generally, an “ownership change” occurs if certain persons or groups increase their aggregate ownership in our company by more than 50 percentage points looking back over the relevant testing period. If an ownership change occurs, our ability to use our NOLs, NCLs and certain recognized built-in losses to reduce our taxable income in a future year would be limited to a Section 382 limitation equal to the fair market value of our stock immediately prior to the ownership change multiplied by the long term tax-exempt interest rate, which is published monthly by the Internal Revenue Service, or IRS, which for November 2008 is 4.94%. In the event of an ownership change, NOLs and NCLs that exceed the Section 382 limitation in any year will continue to be allowed as carryforwards for the remainder of the carryforward period and such losses can be used to offset taxable income for years within the carryforward period subject to the Section 382 limitation in each year. However, if the carryforward period for any NOL or NCL were to expire before that loss had been fully utilized, the unused portion of that loss would be lost. The carryforward period for NOLs is 20 years from the year in which the losses giving rise to the NOLs were incurred, and the carryforward period for NCL is 5 years from the year in which the losses giving rise to the NCL were incurred. Our use of new NOLs or NCLs arising after the date of an ownership change would not be affected by the Section 382 limitation (unless there were another ownership change after those new losses arose).
     Based on our knowledge of shareholder ownership of DFR, we do not believe that an ownership change has occurred since our losses were generated. Accordingly we believe that at the current time there is no annual limitation imposed on our use of our NOLs and NCLs to reduce future taxable income. The determination of whether an ownership change has occurred or will occur is complicated and depends on changes in percentage stock ownership among stockholders. There are currently no restrictions on the transfer of our stock that would discourage or prevent transactions that could cause an ownership change. Therefore, no assurance can be provided as to whether an ownership change has occurred or will occur in the future. We have not obtained, and currently do not plan to obtain, an IRS ruling or opinion of counsel regarding our conclusions as to whether our losses are subject to any such limitations. In addition, limitations imposed by Section 382 and Section 383 of the Code may discourage us from issuing additional common stock to raise capital or to acquire businesses or assets. To the extent not prohibited by our Charter, we may decide in the future that it is necessary or in our interest to take certain actions that could result in an ownership change.
The conservatorship of Fannie Mae and Freddie Mac and related efforts, along with any changes in laws and regulations affecting the relationship between Fannie Mae and Freddie Mac and the federal government, may adversely affect our business
     On September 7, 2008, FHFA placed Fannie Mae and Freddie Mac into conservatorship and, together with the U.S. Treasury, established a program designed to boost investor confidence in Fannie Mae’s and Freddie Mac’s debt and mortgage-backed securities. The federal government package includes a commitment to purchase Fannie Mae and Freddie Mac RMBS in the open market and a capital infusion into Fannie Mae and Freddie Mac, through a credit facility and the purchase of preferred stock. The federal government’s efforts to stabilize these entities may not be successful, and the outcome and impact of these recent events remain highly uncertain.
     Although the federal government has committed capital to Fannie Mae and Freddie Mac, there can be no assurance that the credit facilities and other capital infusion will be adequate for their needs. If the financial support is inadequate, these companies could continue to suffer losses and could fail to honor their RMBS guarantees and other obligations. The future roles of Fannie Mae and Freddie Mac could be significantly reduced, and the nature of their guarantees could be considerably limited relative to historical measurements and assumptions. Any changes to the nature of the guarantees provided by Fannie Mae and Freddie Mac could redefine what constitutes Agency RMBS and could have broad adverse market implications.

     The size and timing of the federal government’s RMBS purchase program is subject to the discretion of the Secretary of the Treasury, who has indicated that the scale of the program will be based on developments in the capital markets and housing markets. Moreover, even if the federal government does begin to purchase Agency RMBS in the near future, there can be no certainty that it will continue to purchase additional Agency RMBS. The U.S. Treasury can hold its portfolio of RMBS to maturity, and, based on mortgage markets conditions, may make adjustments to the portfolio. This flexibility may adversely affect the pricing of our RMBS portfolio.
     Our income could also be negatively affected in a number of ways depending on the manner in which related events unfold. For example, the current credit support provided by the U.S. Treasury to Fannie Mae and Freddie Mac, and any additional credit support it may provide in the future, could have the effect of lowering the interest rate we expect to receive from our Agency RMBS, thereby tightening the spread between the interest we earn on our RMBS portfolio and our cost of financing that portfolio.
     As indicated above, recent legislation has changed the relationship between Fannie Mae and Freddie Mac and the federal government and requires Fannie Mae and Freddie Mac to reduce the amount of mortgage loans they own or for which they provide guarantees on Agency RMBS. Future legislation could further change the relationship between Fannie Mae and Freddie Mac and the federal government, and could also nationalize or eliminate such entities entirely. Any law affecting these government-sponsored enterprises may create market uncertainty and reduce the actual or perceived credit quality of securities issued or guaranteed by Fannie Mae and Freddie Mac. As a result, such laws could increase the risk of loss on investments in Fannie Mae and/or Freddie Mac Agency RMBS. It also is possible that such laws could adversely impact the market for such securities and spreads at which they trade. All of the foregoing could materially adversely affect our business, operations and financial condition.
Current conditions in the credit markets have necessitated further workforce reductions, which may harm our business.
     Due to the current adverse conditions in the credit market, we recently reduced our workforce by 24 employees, or approximately 26%.  This reduction is in addition to our March 1, 2008 reduction of 13 employees. Many of the terminated employees possessed specific knowledge or expertise, and we may be unable to transfer that knowledge or expertise to our remaining employees. In that case, the absence of such employees will create significant operational difficulties. Further, the reduction in workforce may reduce employee morale and create concern among potential and existing employees about job security, which may lead to difficulty in hiring and increased turnover in our current workforce and place undue strain upon our operational resources. We may seek further reductions in our workforce which would compound the risks we face. As a result, our ability to respond to unexpected challenges may be impaired, and we may be unable to take advantage of new business opportunities.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The covenants contained in our indebtedness currently prohibit us from making future dividends or distributions on our common stock.

ITEM 5. OTHER INFORMATION
Cost Savings Initiative
     In November 2008, in response to market conditions, our Board approved a cost saving initiative, or the 2008 Plan. The 2008 Plan is intended to more properly align our cost structure with projected revenue streams and is expected to increase our positive cash flows to better position us for both the current market environment and longer-term growth. The 2008 Plan involves reducing headcount by 25 people, or approximately 27% of our current workforce, and decreasing compensation expenses in other areas. The compensation payable to those 25 employees accounts for approximately 37% of our annual compensation expense. The headcount reductions are largely related to our fixed income arbitrage trading business and the associated back-office infrastructure. However, the 2008 Plan headcount reductions include the following executive officers: Robert C. Grien, President; Richard G. Smith, Senior Vice President, Chief Financial Officer and Treasurer; and John K. Brinckerhoff, Director of Portfolio Management of DCM. Mr. Grien and Mr. Smith relinquished their titles as executive officers on November 6, 2008. Mr. Brinckerhoff was notified that he would be included in the headcount reductions on November 5, 2008. The terms of each of their departures have not yet been finalized, but we expect them to remain employees until a later date to facilitate a smooth transition of their responsibilities. On an annual basis, once fully implemented, the 2008 Plan is expected to save approximately $10.0 million of compensation and benefit expense and in excess of $1.0 million of other general operating expenses. We expect to incur severance expenses related to the 2008 Plan of approximately $1.0 million to $1.3 million in the aggregate during the fourth quarter of 2008, which we expect to pay primarily during the fourth quarter of 2008 and the first quarter of 2009. These costs are not included in the September 30, 2008 condensed consolidated financial statements. We expect each individual affected by the 2008 Plan to enter into a Transition Employment Agreement in one of the forms filed as Exhibit 10.2 to this quarterly report on Form 10-Q.
     In addition, on November 6, 2008, we transferred the title of Senior Vice President, General Counsel and Secretary from Frederick L. White to Robert A. Contreras, DCM’s current General Counsel. Mr. White is expected to continue as an employee of DCM. Our President’s responsibilities will be assumed by Jonathan W. Trutter, our Chief Executive Officer. On November 6, 2008, we appointed Francis P. Straub III as our new Senior Vice President, Chief Financial Officer and Treasurer. Mr. Straub, 35, has served as Chief Financial Officer of DCM since May 9, 2008. Mr. Straub joined DCM in 2005. He served as DCM’s Chief Accounting Officer from June 2007 to May 2008 and Manager of Financial Reporting from August 2005 to June 2007. Prior to joining DCM, Mr. Straub was the Manager of Financial Reporting for Archipelago Exchange LLC from August 2004 to August 2005 and Vice-President of Finance and Accounting for Z-Tel Technologies, Inc. from May 2003 to July 2004. Prior to that, Mr. Straub was Director of Financial Reporting for Z-Tel Technologies, Inc. and a Senior Associate at PricewaterhouseCoopers LLP. Mr. Straub received his B.B.A. in accounting and pre-law from Ohio University. Mr. Straub is a certified public accountant. We did not make any changes to Mr. Straub’s current compensation arrangements as result of this appointment. For additional detail regarding Mr. Straub and his employment agreement, please refer to our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 14, 2008.
     Following the headcount reductions contemplated by the 2008 Plan, we will have approximately 65 employees, which we believe is adequate for managing our existing businesses. We believe that we have retained our core management capability, which will allow us to expand our business within our targeted growth strategies.
ITEM 6. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(b) Documents filed as part of this Report:

Exhibit No.	Description of Exhibit

3.1	Articles of Amendment and Restatement of Deerfield Capital Corp., as amended and supplemented.

3.2	Bylaws of Deerfield Capital Corp. (incorporated by reference to Exhibit 3.2 to Deerfield Capital Corp’s quarterly report on Form 10-Q filed with the SEC on August 11, 2008).

10.1	Letter Agreement by and among Taberna Preferred Funding III, Ltd., Taberna Preferred Funding V, Ltd., Taberna Preferred Funding VII, Ltd., Taberna Preferred Funding VIII, Ltd. and Taberna Preferred Funding IX, Ltd., on the one hand, and Deerfield Capital LLC and Deerfield Capital Corp., on the other hand, dated as November 7 2008.

10.2	Form of Transition Employment Agreement.

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEERFIELD CAPITAL CORP.
(Registrant)

Date: November 10, 2008	By: /s/ JONATHAN W. TRUTTER
Jonathan W. Trutter, Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2008	By: /s/ FRANCIS P. STRAUB III
Francis P. Straub III, Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)