Form 10-K
period 2008-12-31
Deerfield Capital Corp.
filed 2009-03-16
CIK 1313918

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 1-32551
DEERFIELD CAPITAL CORP.
(Exact name of registrant as specified in its charter)

Maryland (State of incorporation)	20-2008622 (I.R.S. Employer Identification No.)

6250 North River Road, 9th Floor, Rosemont, Illinois 60018
(773) 380-1600
(Address, including zip code, and telephone number,
including area code, of registrant’s principal executive offices)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each class:	Name of Exchange on Which Registered:

Common Stock, par value $0.001 per share	NYSE Alternext US LLC

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the outstanding common equity held by non-affiliates of the registrant was $51,268,347 based on the number of shares held by non-affiliates of the registrant as of June 30, 2008, and based on the reported last sale price of the common stock on June 30, 2008, which is the last business day of the registrant’s most recently completed second fiscal quarter.

There were 6,454,383 shares of the registrant’s Common Stock outstanding as of March 13, 2009.

DOCUMENTS INCORPORATED BY REFERENCE:

Select materials from the Proxy Statement for the next Annual Meeting of Stockholders of Deerfield Capital Corp. have been incorporated by reference into Part III of this Form 10-K.

DEERFIELD CAPITAL CORP.

2008 ANNUAL REPORT ON FORM 10-K

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this annual report on Form 10-K, or Annual Report, and the information incorporated by reference into this Annual Report are forward-looking as permitted by the Private Securities Litigation Reform Act of 1995. These include statements regarding future results or expectations. Forward-looking statements can be identified by forward-looking language, including words such as “believes,” “anticipates,” “expects,” “estimates,” “intends,” “may,” “plans,” “projects,” “will” and similar expressions, or the negative of these words. Such forward-looking statements are based on facts and conditions as they exist at the time such statements are made. Forward-looking statements are also based on predictions as to future facts and conditions, the accurate prediction of which may be difficult and involve the assessment of events beyond our control. Forward-looking statements are further based on various operating assumptions. Caution must be exercised in relying on forward-looking statements. Due to known and unknown risks, actual results may differ materially from expectations or projections. We do not undertake any obligation to update any forward-looking statement, whether written or oral, relating to matters discussed in this Annual Report, except as may be required by applicable securities laws. All future written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referenced above. In addition, it is our policy generally not to make any specific projections as to future earnings, and we do not endorse any projections regarding future performance that may be made by third parties.

The following factors, among others, could cause actual results to differ materially from those described in the forward-looking statements:

Relating to our business generally:

•	effects of the current dislocation and weakness in the mortgage market and credit markets generally;

•	effects of the current global economic crisis and recession;

•	rapid changes in the market values of our assets, making it difficult for us to comply with our exemption from registration under the Investment Company Act of 1940, as amended (the “1940 Act”);

•	failure to comply with covenants contained in the agreements governing our indebtedness, and failure to obtain waivers for future non-compliance, including with respect to the net worth covenant in the agreements governing our trust preferred securities;

•	limitations and restrictions contained in instruments and agreements governing our indebtedness;

•	ability to maintain adequate liquidity, including ability to raise additional capital and secure additional financing;

•	our ability to forecast our tax attributes, which are based upon various facts and assumptions, and our ability to protect and use our net operating losses and net capital losses to offset future taxable income and gains;

•	increases in borrowing costs relative to interest received on assets;

•	the costs and effects of the current Securities and Exchange Commission (“SEC”) investigation into certain mortgage securities trading procedures in connection with which the SEC has requested information from DFR and DCM regarding certain mortgage securities trades of ours;

•	changes in strategy, including investment strategy;

•	inability, due to market conditions, to issue collateralized debt obligation (“CDO”) vehicles, which provide us with investment management fee revenue;

•	effect of the current market conditions on management fees and equity cash flows from CDOs;

•	loss of key personnel, most of whom are not bound by employment agreements;

•	ability to enter into, and the effects of, any potential strategic transaction:

•	adverse changes in accounting principles, tax law, or legal or regulatory requirements;

•	failure to comply with applicable laws and regulations;

•	liability resulting from actual or potential future litigation;

•	the costs, uncertainties and other effects of legal and administrative proceedings;

•	the costs of obtaining, and the potential inability to obtain, necessary or prudent insurance to cover our business operations;

•	the impact of competition; and

•	actions of domestic and foreign governments and the effect of war or terrorist activity.

Relating to the Investment Management segment:

•	continued significant reductions in assets under management (“AUM”) and related reductions in our investment advisory fee revenue, due to such factors as weak investment performance, substantial illiquidity or price volatility in the fixed income instruments in which we invest, loss of key portfolio management or other personnel (or lack of availability of additional key personnel if needed for expansion), withdrawal of investors from the funds that we manage, reduced investor demand for the types of investment products that we offer or loss of investor confidence due to weak investment performance, volatility of returns, general declines in economic conditions and adverse publicity;

•	non-renewal or early termination of investment management agreements or removal of DCM as investment manager pursuant to the terms of such investment management agreements;

•	pricing pressure on the advisory fees that we can charge for our investment advisory services;

•	ability to assume or otherwise acquire additional CDO management contracts on favorable terms, or at all;

•	difficulty in increasing AUM, or efficiently managing existing AUM, due to market-related constraints on trading capacity, inability to hire the necessary additional or replacement personnel or lack of potentially profitable trading opportunities;

•	the reduction in CDO management fees or AUM resulting from payment defaults by issuers of the underlying collateral, downgrades of the underlying collateral by the rating agencies or depressed market values of the underlying collateral, all of which may contribute to the triggering of certain structural protections and/or events of default built into CDOs;

•	changes in CDO asset and liability spreads making it difficult or impossible to launch new CDOs or negatively impacting our investment advisory fees;

•	ability to launch new investment products, make investments in such products and realize growth from fee-based income;

•	liability relating to our failure to comply with investment guidelines set by our clients or the provisions of the management and other agreements; and

•	changes in laws, regulations or government policies affecting our business, including investment management regulations and accounting standards.

Relating to the Principal Investing segment:

•	impact of changes in our strategy surrounding the composition and decreased size of our investment portfolio;

•	a decrease in the value of our mortgage portfolio resulting in higher counterparty margin calls and decreased liquidity;

•	effects of leverage and indebtedness on portfolio performance;

•	effects of defaults or terminations under repurchase transactions, interest rate swaps and long-term debt obligations, including our revolving warehouse funding agreement with Wachovia Capital Markets, LLC;

•	effects of having the majority of our repurchase transactions concentrated with one counterparty;

•	higher or lower than expected prepayment rates on the mortgages underlying our residential mortgage backed securities (“RMBS”) portfolio;

•	illiquid nature of certain of the assets in our investment portfolio;

•	increased rates of default on our investment portfolio (which risk rises as the portfolio seasons) and decreased recovery rates on defaulted loans;

•	our inability to obtain the financing needed to leverage our RMBS and other portfolios and our inability to obtain favorable interest rates, margin or other terms on any such financing;

•	flattening or inversion of the yield curve (a decreased differential between long and short term interest rates) reducing our net interest income on our financed mortgage securities positions;

•	our inability to adequately hedge our holdings that are sensitive to changes in interest rates;

•	narrowing of credit spreads, thus decreasing our net interest income on future credit investments (such as bank loans);

•	concentration of investment portfolio in adjustable-rate RMBS;

•	effects of investing in equity and mezzanine securities of CDOs; and

•	effects of investing in the debt of middle market companies.

Relating to the Merger:

•	inability to realize the economic benefits that DFR anticipated as a result of its acquisition of Deerfield in the Merger;

•	failure to uncover all risks and liabilities associated with acquiring DCM; and

•	the impact of approximately $74 million of two series of senior secured notes issued as partial consideration for the Merger, DFR’s guarantee of those notes (including the impact of DFR’s guarantee of those notes on DFR’s liquidity, ability to raise additional capital and financial condition) and our ongoing obligation to refinance those notes.

New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect us. You should carefully consider the factors referenced in this Annual Report, including those set forth under the sections captioned “Part I — Item 1A. Risk Factors” and “Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” as such factors that, among others, could cause actual results to vary significantly from our forward-looking statements.

PART I.

ITEM 1.	BUSINESS

Overview

We are a Maryland corporation with an Investment Management segment that manages approximately $10.5 billion of client assets ($598.2 million of which is also included in our Principal Investing portfolio), as of January 1, 2009, including bank loans and other corporate debt, residential mortgage-backed securities, or RMBS, government securities, and asset-backed securities, or ABS. In addition, our Principal Investing segment has an investment portfolio of approximately $808.4 million, as of December 31, 2008, comprised of fixed income investments, including bank loans and other corporate debt and RMBS. Historically, we had elected to be taxed as a real estate investment trust, or REIT. However, our status as a REIT terminated (retroactive to January 1, 2008) during the third quarter of 2008 when, in an effort to increase stockholder value, we converted to a C corporation to maximize use of potential significant tax benefits and provide more flexibility with respect to future capital investment.

From our inception in December 2004 through December 21, 2007, we were externally managed by our indirect, wholly-owned subsidiary, Deerfield Capital Management LLC, or DCM. As an externally-managed company, we had no employees of our own and relied on DCM to conduct our business and operations. All of our investment management services were provided by DCM under the supervision of our board of directors, or our Board.

On December 21, 2007, we completed our acquisition of Deerfield pursuant to a merger agreement, dated as of December 17, 2007, among us, DFR Merger Company, LLC (our wholly-owned subsidiary that was merged into Deerfield & Company LLC, or Deerfield), Deerfield and Triarc Companies, Inc., or Triarc (as sellers’ representative), by which DFR Merger Company, LLC was merged with and into Deerfield on December 21, 2007, or the Merger. As a result of the Merger, each of Deerfield, DCM and Deerfield Capital Management (Europe) Limited, or DCM Europe, became our indirect, wholly-owned subsidiaries, and we became internally managed. DCM is a Chicago-based, SEC-registered investment adviser dedicated to serving the needs of investors by providing a variety of investment opportunities including structured vehicles, separately managed accounts and investment funds. The Deerfield organization commenced investment management operations in 1993. As of December 31, 2008, we had approximately 67 employees.

Our Business

Our business is managed in two operating segments: Investment Management and Principal Investing. Our Investment Management segment involves earning investment advisory fees for managing a variety of investment products including collateralized debt obligations, or CDOs, separately managed accounts and investment funds. Our Principal Investing segment involves maintaining an investment portfolio comprised primarily of bank loans and other corporate debt, Agency RMBS and non-Agency RMBS. Agency RMBS are backed by mortgage loans and are guaranteed as to principal and interest by federally chartered entities such as the Federal National Mortgage Association, or Fannie Mae, or the Federal Home Loan Mortgage Corporation, or Freddie Mac, and, in the case of the Government National Mortgage Association, or Ginnie Mae, the U.S. government. We refer to these entities as “Agencies” and to RMBS guaranteed or issued by the Agencies as “Agency RMBS.” Our Agency RMBS portfolio consists of Fannie Mae and Freddie Mac securities. We refer to our investments in senior secured loans (first lien and second lien term loans), senior subordinated debt facilities and other junior securities, typically in middle market companies across a range of industries, as “Corporate Loans.”

For disclosure of operating results and total assets by segment see “Part II — Item 8. Financial Statements and Supplementary Data— Note 25.”

Investment Management Segment

Our Investment Management segment is operated through DCM. DCM manages investment accounts for various types of clients, including CDOs and separately managed accounts (separate, non-pooled accounts established by clients). DCM has also previously managed private investment funds and a structured loan fund. Except for the separately managed accounts, these clients are collective investment vehicles that pool the capital contributions of multiple investors, which are typically financial institutions, such as insurance companies and banks, employee benefits plans and “funds of funds” (investment funds that in turn allocate their assets to a variety of other investment funds). Our teams that manage these accounts are supported by various other groups within DCM, such as risk management, systems, accounting, operations and legal. DCM enters into an investment management agreement with each client, pursuant to which the client grants DCM discretion to purchase and sell securities and other financial instruments without the client’s prior authorization.

Our primary source of revenue from our Investment Management segment is the investment advisory fees paid by the accounts we manage. These fees typically consist of management fees based on the account’s assets and performance fees based on the profits we generate for the account.

Assets Under Management

As of January 1, 2009, DCM’s total assets under management, or AUM, was approximately $10.5 billion, held in 27 CDOs and five separately managed accounts.

The following table summarizes the AUM for each of our product categories:

	As of January 1,
	2009		2008
	Number of		Number of
	Accounts	AUM(1)	Accounts	AUM(1)
		(In thousands)		(In thousands)

CDOs(2) :
CLOs(3)	12	$4,286,407	16	$5,844,241
Asset-backed securities	12	5,229,331	13	6,868,959
Corporate bonds	3	775,153	2	668,527

Total CDOs	27	10,290,891	31	13,381,727

Investment funds(4):
Fixed income arbitrage	0	—	2	674,647

Separately managed accounts(5)	5	205,201	6	435,577

Total AUM(6)		$10,496,092		$14,491,951

(1)	AUM numbers are reported as of January 1, 2009 and 2008, rather than December 31, 2008 and 2007 to be inclusive of contributions, which for the investment funds were effective the first of every month.

(2)	CDO AUM numbers generally reflect the aggregate principal or notional balance of the collateral and, in some cases, the cash balance held by the CDOs and are as of the date of the last trustee report received for each CDO prior to January 1, 2009 and 2008, respectively. For January 1, 2008, our CDOs/CLOs AUM included AUM related to a structured loan fund.

(3)	The AUM for our Euro-denominated CLO has been converted into U.S. dollars using the spot rate of exchange on December 31, 2008 and 2007, respectively.

(4)	For January 1, 2008, the number of accounts for the investment funds does not include feeder funds, which are funds that invest all or substantially all of their assets into a trading fund which we managed, although some of our management fees were paid pursuant to contracts with those feeder funds. The investment funds were liquidated during 2008.

(5)	AUM for certain of the separately managed accounts is a multiple of the capital actually invested in such account. Management fees for these accounts are paid on this higher AUM amount.

(6)	Included in Total AUM are $295.1 million and $294.6 million related to Market Square CLO Ltd., or Market Square CLO, and $303.1 and $300.0 million related to DFR Middle Market CLO Ltd., or DFR MM CLO, for January 1, 2009 and 2008, respectively, which amounts are also included in the total AUM reported for the Principal Investing portfolio as of December 31, 2008 and 2007. DCM manages these CDOs but is not contractually entitled to receive any management fees so long as 100% of the equity is held by Deerfield Capital LLC, or DC LLC, or an affiliate thereof. All other amounts included in the Principal Investing portfolio are excluded from Total AUM.

Collateralized Debt Obligations

The term CDO generally refers to a special purpose vehicle that owns a portfolio of investments and issues various tranches of debt and equity securities to fund the purchase of those investments. The debt tranches issued by the CDO are typically rated by one or more of the principal rating agencies based on portfolio quality, diversification and structural subordination. The equity securities issued by the CDO vehicle represent the first loss piece of the capital structure and are generally entitled to all residual amounts available for distribution after the CDO’s obligations to the debt holders and certain other parties have been satisfied. As of January 1, 2009, we managed 27 CDOs. Twelve of the CDOs, commonly referred to as collateralized loan obligations, or CLOs, invest mainly in bank loans, twelve mainly in ABS and three mainly in corporate bonds.

Separately Managed Accounts

Our five separately managed accounts are managed pursuant to our proprietary Return Profile Management program, or RPM. RPM is a quantitative strategy for managing the duration profile of bond portfolios designed to add value in relation to a chosen benchmark by dynamically varying the portfolio’s mix of cash (a low duration asset) and U.S. Treasury securities or Agency RMBS (an asset with duration risk). Duration essentially measures the market price volatility of financial instruments as a function of interest rate changes. The portfolio begins with a mix of cash and bonds, resulting in a duration equal to the starting target designated for each account. The RPM model is designed to then either lengthen (as rates move up) or shorten (as rates move down), the portfolio’s duration in response to changes in interest rates. RPM does not involve forecasting of interest rates. Instead, decision-making is based on rate volatility and trends. RPM generally is implemented with U.S. Treasury securities or Agency RMBS to maximize liquidity and reduce transaction costs.

Investment Funds

We previously managed two investment funds. The funds invested generally in government securities of developed countries and related instruments, such as interest rate swaps and options.

Investment Advisory Fees

Our primary source of revenue from our Investment Management segment is the investment advisory fees paid by the accounts we manage. These fees typically consist of management fees based on the account’s assets and performance fees based on the profits we generate for the account. Almost all of our investing for these accounts is in fixed income securities and related financial instruments. We have certain discretionary trading authority over all of the accounts we manage. Our fees differ from account to account, but in general our fees from CDOs consist of a senior management fee (payable before the interest payable on the debt securities issued by the CDO) that ranges from 5 basis points to 25 basis points annually of the principal balance of the underlying collateral of the CDO, a subordinate management fee (payable after the interest payable on the debt securities issued by the CDO and certain other expenses) that ranges from 5 basis points to 45 basis points annually of the principal balance of the underlying collateral of the CDO, and, in certain CDOs, performance fees that are paid after certain investors’ returns exceed an internal rate of return, or IRR, hurdle. The performance fees generally range from 10% to 20% of residual cash flows above the IRR hurdle and vary by transaction.

Seasonality

While our Investment Management segment is not directly affected by seasonality, our investment advisory fees may be higher in the fourth quarter of our fiscal year as a result of our revenue recognition accounting policy for performance fees related to investment funds we managed or may manage in the future. Performance fees on certain accounts may be based upon calendar year performance and are recognized when the amounts become fixed and determinable upon the close of the performance fee measurement period. We did not have performance fees in the fourth quarter of 2008 as a result of the liquidation of our investment funds during 2008. However, should we resume management of investment funds in the future, we may again be affected by seasonality.

Principal Investing Segment

Income from our Principal Investing segment is influenced by three factors: (i) the net spread, or difference, between the interest income we earn on our investment portfolio and the cost of our borrowings net of hedging activities, (ii) the recognized gains and losses on our investment portfolio and (iii) provision for loan losses, if any. Our net interest income will vary based upon, among other things, the difference between the interest rates earned on our interest-earning investments and the borrowing costs of the liabilities used to finance those investments. We use leverage to seek to enhance our returns, which can also magnify losses. The cost of borrowings to finance our investments comprises a significant portion of our operating expenses.

Our Principal Investing Portfolio

RMBS

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

Corporate Loans

We invest in Corporate Loans. From time to time we also participate in revolving credit facilities and bridge loan commitments, under which the lender is obligated to advance funds to the borrower upon request, pursuant to the terms of the credit facility. We invest in middle market and more broadly syndicated Corporate Loans both directly and also through our investments in the equity of DFR Middle Market CLO Ltd., or DFR MM CLO, and Market Square CLO Ltd., or Market Square CLO. During the year ended December 31, 2008, we began to opportunistically sell Corporate Loans not held within DFR MM CLO or Market Square CLO in connection with our strategy of increasing liquidity in the Principal Investing segment and focusing on growing the Investment Management segment.

Other Investments

In addition to Agency RMBS and Corporate Loans, we may invest in other asset classes and securities, including commercial real estate, credit default swaps, or CDS, high yield bonds and equity securities, either as direct investments, for hedging purposes or in connection with other strategies.

Our Strategy

We are focused on growing the Investment Management segment of our business by launching new investment products that will diversify our revenue streams and take advantage of our core competencies of credit analysis and asset management. We intend to make investments in certain of these new investment products. We believe that the growth of fee-based income through the management of alternative investment products will provide the most attractive risk-adjusted return on capital.

On July 17, 2008 we acquired the management contract for Robeco CDO II Limited, or Robeco CDO, a CDO collateralized primarily by high-yield corporate bonds. On February 11, 2009, we assumed the management contract for Mayfair Euro CDO I B.V., or Mayfair Euro CDO, a Euro-denominated CDO collateralized primarily by investment grade and high-yield corporate bonds. These actions were in line with our previously announced strategy to acquire or assume CDO management contracts from other investment managers, and we are continuing to pursue the acquisition or assumption of additional management contracts.

We are focused on managing our Principal Investing segment by opportunistically selling Corporate Loans held outside of Market Square CLO and DFR MM CLO and redeploying our capital into other fee-based strategies. We expect to continue to hold our RMBS portfolio both for the net interest income it provides and as a source of liquidity for operations and future growth.

Additionally, we continue to explore strategic opportunities in order to maximize value for our stockholders.

Our Financing Strategy

Leverage Strategy

Although we continue to closely monitor leverage, the changes in our business resulting from the Merger in 2007 and the termination of our REIT status on September 30, 2008 (retroactive to January 1, 2008) impact how we expect to use and manage leverage going forward. The sale of a substantial portion of our RMBS portfolio has decreased our reliance on short term debt, in the form of repurchase agreements, used to finance that portfolio. The acquisition of Deerfield, and our subsequent focus on our Investment Management segment, significantly reduces our need for leverage and equity to support our operations because of the generation of cash flows from contractual investment advisory fees. Additionally, the termination of our REIT status provides us with more flexibility to allocate capital to assets other than RMBS, although, in the near term, we expect to continue to hold our RMBS portfolio.

In addition to the discussions that follow, for further information concerning our leverage see “Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Leverage” and “Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Sources of Funds.”

Recourse Debt

Recourse debt refers to debt that is a general obligation of ours. None of our long term debt is subject to potential margin calls for additional pledges of our cash or assets.

Repurchase Agreements

We finance certain of our RMBS through repurchase agreements, which allow us to borrow using the RMBS we own as collateral. These agreements are accounted for as debt secured by the underlying assets. During the term of a repurchase agreement, we receive the principal and interest on the related RMBS and pay an agreed upon rate of interest to the counterparty.

Our repurchase agreement counterparties are financial institutions with whom we have agreements that cover the terms of our transactions. All of our repurchase agreement counterparties are approved by our Risk Management Committee and are monitored for changes in their financial condition. As of December 31, 2008 we had outstanding repurchase agreement balances of $326.1 million (including $0.4 million of accrued interest) with two financial institutions. Repurchase agreements are the primary method that we use to leverage our RMBS.

Trust Preferred Securities

On September 29, 2005, August 2, 2006 and October 27, 2006, we issued $51.6 million, $25.8 million and $46.3 million of unsecured junior subordinated notes payable to Deerfield Capital Trust I, or Trust I, Deerfield Capital Trust II, or Trust II, and Deerfield Capital Trust III, or Trust III, respectively. The Trust I securities mature on October 23, 2035 but are callable by us on or after October 10, 2010. The Trust II and Trust III securities both mature on October 30, 2036 but are callable by us on or after October 30, 2011. Interest is payable quarterly at a floating rate equal to the London Interbank Offered Rate, or LIBOR, plus 3.50% per annum for Trust I and LIBOR plus 2.25% per annum for Trust II and Trust III. This rate was 6.97% for Trust I and 5.72% for Trust II and Trust III as of December 31, 2008. See “Item 1A. Risk Factors — Risks Related to Our Business Generally” for further discussion concerning the Trust Preferred Securities.

Series A and Series B Notes

On December 21, 2007, in connection with the Merger, we issued $73.9 million in principal amount of Series A Senior Secured Notes and Series B Senior Secured Notes, or the Series A and Series B Notes ($48.9 million Series A Notes and $25.0 million Series B Notes), recorded at carrying value of $71.8 million, net of a $2.1 million fair value discount as of December 31, 2008 that will be amortized into interest expense using the effective yield method from issuance date to maturity on December 21, 2012. The Series A and Series B Notes bear interest at a variable rate based upon LIBOR and an initial additional margin of 5.0% per year. Commencing 24 months after the issuance date, such additional annual margin of the Series A and Series B Notes will increase by increments of 0.5% per annum in each three-month period for eighteen months and 0.25% per year for each three-month period thereafter.

Non-Recourse Debt

Non-recourse debt refers to debt with recourse only to specific assets pledged as collateral to the lenders, such as warehouse facilities and the debt issued by CDOs that are consolidated by us as variable interest entities, or VIEs. The creditors of our non-recourse debt have no recourse to our other assets. None of our long term debt is subject to potential margin calls for additional pledges of our cash or assets.

Wachovia Facility

On March 10, 2006, we entered into a three-year revolving warehouse funding agreement, or the Wachovia Facility, with Wachovia Capital Markets, LLC, or Wachovia. Financing under the Wachovia Facility is secured by assets ranging from large syndicated bank loans to subordinated notes and preferred stock. The Wachovia Facility is available to two bankruptcy remote special purpose vehicles (DWFC, LLC and Deerfield TRS (Bahamas) Ltd.), and Wachovia has full recourse only to the assets of these entities for the repayment of the outstanding debt under the Wachovia Facility, which totaled $23.3 million and $120.9 million as of December 31, 2008 and 2007, respectively. As of December 31, 2008 and 2007, we had $13.9 million and $73.4 million, respectively, of debt outstanding under the Wachovia Facility. On November 30, 2008, we triggered an acknowledged termination event under the Wachovia Facility, which, among other things, gives Wachovia the right to declare the debt under the Wachovia Facility to be immediately due and payable in full. Wachovia has delivered a reservation of rights letter in respect of this termination event, but has not exercised any of its rights with respect thereto.

Term Financing

We also finance certain of our assets, including Market Square CLO and DFR MM CLO, using term financing strategies. We believe CDO financing structures are and will continue to be an appropriate financing vehicle for certain of our assets because they enable us to obtain long-term funding and minimize the risk of needing to refinance our liabilities prior to the maturities of our investments while giving us the flexibility to manage credit risk and, subject to certain limitations, to take advantage of profit opportunities. As is typical for CDOs, Market Square CLO and DFR MM CLO are bankruptcy remote subsidiaries, and the debt holders only have recourse to the assets of each respective entity.

Other Financing Strategies

We may utilize other strategies, including total return swaps and CDS transactions, to finance our investments.

Investment Process

Our strategies for both operating segments are based on established investment processes across our range of products. Our portfolio management teams use fundamental credit analysis and qualitative analyses as well as various quantitative models in formulating trading decisions. The teams generally consider the specific characteristics of each asset class within the framework of broader macroeconomic and market conditions, as well as credit and liquidity trends, to determine appropriate portfolio positioning.

Our analysts evaluate industry conditions, the creditworthiness of individual issuers and the features of individual securities in order to recommend relative industry weightings, update our proprietary rating system and provide ongoing surveillance throughout the holding period.

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

Risk Management

We look at investment risk across all of our products specifically as it relates to the product’s target returns or asset/liability management framework. We believe that in order to achieve long-term investment performance consistent with our clients’ expectations, we need an understanding of the investment risks taken, or proposed to be taken, in each portfolio relative to the corresponding liability and return profile, as well as those risks inherent in the increasingly complex global capital markets. Our risk management process emphasizes trading system and data integrity, counterparty creditworthiness, adherence to investment guidelines and client communication.

We employ active risk monitoring for both our portfolio management and operational activities within the business. Our risk management program seeks to address not only the risks of unexpected portfolio losses, but also the operational risks that can have major adverse impacts on our business results. Portfolio risks include, for example, potential losses to price volatility, position sizing and leverage. Operational risks include, for example, settlement and clearing of transactions, properly recording and valuing positions, supervision of traders, counterparty credit monitoring and approval, custodian reconciliations, trader authorization, accounting and regulatory.

Conflicts of Interest

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

Competition

We compete for investment management clients and AUM with numerous other investment managers, including those affiliated with major commercial banks, broker-dealers and other financial institutions. The factors considered by clients in choosing us or a competitor include the past performance of the accounts managed by the firm, the background and experience of its key portfolio management personnel, its reputation in the fixed income asset management industry, its advisory fees and the structural features of the investment products (such as CDOs and investment funds) that it offers. Some of our competitors have greater portfolio management resources than us, have managed client accounts for longer periods of time or have other competitive advantages over us. For additional information concerning the competitive risks that we face, see “Part I — Item 1A. Risk Factors — Risks Related to Our Business Generally” and “Part I — Item 1A. Risk Factors — Risks Related to Our Investment Management Segment.”

Our Distribution Policy

We have historically made regular quarterly distributions of all or substantially all of our REIT taxable income to holders of our common stock to satisfy the REIT requirements. As such, in order to avoid taxation at the corporate level on undistributed REIT taxable income for 2007, we declared a cash dividend of $0.85 per share on our common stock on August 11, 2008. The record date for the dividend was August 28, 2008, and the payment date was October 15, 2008. Additionally, the Board approved the payment of approximately $1.7 million on account of accrued dividends on our Series A cumulative convertible preferred stock issued in late 2007 and converted into common stock in March 2008, or the Series A Preferred Stock. As a result, we believe we distributed at least 100% of our 2007 REIT taxable income. We are no longer subject to the distribution requirements applicable to REITs. The covenants contained in our indebtedness currently prohibit us from declaring dividends or distributions on our common stock, and, therefore, we do not expect to make dividend distributions in the foreseeable future.

Operating and Regulatory Structure

Historically, we had elected to be taxed as a REIT. However, our status as a REIT terminated (retroactive to January 1, 2008) during the third quarter of 2008 when, in an effort to increase stockholder value, we converted to a C corporation to maximize use of potential significant tax benefits and provide more flexibility with respect to future capital investment.

Exclusion from Regulation Under the 1940 Act

We intend to operate so as to be excluded from regulation under the 1940 Act. In 2008, due to the economic downturn, DFR and Deerfield Capital LLC, or DC LLC, were required to rely on a temporary exemption used by companies that have fallen out of compliance with their permanent exemptions from regulation under the 1940 Act. Although this temporary exemption expired in early March 2009, we were, prior to such expiration, and currently are, in compliance with a permanent exemption.

Restrictions on Ownership of Our Capital Stock

On March 11, 2009, our Board adopted a stockholder rights plan, or Rights Plan. For disclosure concerning the Rights Plan see “Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments.”

Governmental Regulations

DCM is registered with the SEC as an investment adviser and with the Commodity Futures Trading Commission, or CFTC, as a commodity trading advisor. In these capacities, DCM is subject to various regulatory requirements and restrictions with respect to our asset management activities (in addition to other laws). In addition, investment vehicles managed by DCM are subject to various securities and other laws. You may obtain a copy of DCM’s SEC Form ADV Part II upon request.

DCM Europe is subject to significant regulation by the Financial Services Authority under the U.K. Financial Services and Markets Act of 2000.

Employees

As of December 31, 2008 and 2007, we had approximately 67 and 130 employees, respectively. As of March 16, 2009, we had approximately 64 employees. On March 1, 2008, in response to the adverse credit markets, we implemented a cost savings initiative, or the March 2008 Plan. The March 2008 Plan reduced our headcount by 13 employees, or 10% of the then current workforce, across a broad range of functions. Following the March 2008 Plan, in response to concerns about employee retention, we provided guaranteed payments to employees related to their 2008 compensation. In November 2008, in response to the continued deterioration in market conditions, our Board approved a second cost saving initiative, or the November 2008 Plan. The November 2008 Plan involved reducing headcount by 24 employees, or approximately 26% of the then current workforce, reducing bonus compensation and instituting a salary freeze. The November 2008 Plan headcount reductions were largely related to the fixed income arbitrage trading business and the associated back-office infrastructure. We believe these cost savings initiatives will improve our financial results without adversely impacting our ability to operate our business in a sound manner.

Available Information

Our Internet address is www.deerfieldcapital.com. We make available free of charge, on or through the “SEC Filings” section of our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Also posted on our website, and available in print upon request to our Investor Relations Department, are the charters for our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee and our Code of Business Conduct and Ethics, which governs our directors, officers and employees. Within the time period required by the SEC and the NYSE Alternext US LLC, or the NYSE Alternext, we will post on our website any amendment to our Code of Business Conduct and Ethics and any waiver applicable to our senior financial officers, and our executive officers or directors. In addition, information concerning purchases and sales of our equity securities by our directors and Section 16 reporting officers is posted on our website. Information on our website is not part of this Annual Report.

Our Investor Relations Officer can be contacted at Deerfield Capital Corp., 6250 North River Road, 9th Floor, Rosemont, Illinois 60018, Attn: Frank Straub, Investor Relations, Telephone: (773) 380-6636.

ITEM 1A.	RISK FACTORS

The current weakness in the credit market and broader financial markets has created liquidity constraints for us and exacerbated certain of the risks related to an investment in our company. The following sets forth the most significant factors that make an investment in our company speculative or risky. If any of the risks described below actually occur or, in certain cases, continue, our business, financial condition or results of operations may suffer. As a result, the value of our common stock could decline, and you could lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also adversely affect our business and the value of our common stock. In addition to the following risk factors, please also refer to the section entitled “Special Note Regarding Forward-Looking Statements.”

Risks Related to Our Business Generally

We leverage our investments and incur other indebtedness, which may reduce our returns, harm our liquidity and cause our financial condition to deteriorate rapidly.

We leverage our investments through borrowings, generally through warehouse facilities, repurchase agreements, secured loans, securitizations (including the issuance of CDOs), loans to entities in which we hold interests in pools of assets and other borrowings. We also incur other indebtedness from time to time such as our obligations resulting from the issuance of our trust preferred securities and the issuance of approximately $74.0 million of two series of senior secured notes in connection with the Merger, or the Series A and Series B Notes. We are not limited in the amount of leverage we may use. Our leverage amount at any given time varies depending on such factors as our ability to obtain credit facilities, the lenders’ and rating agencies’ estimate of the stability of our investments’ cash flow and market conditions for debt securities. Our return on investments and available cash may be reduced to the extent that changes in market conditions increase the cost of our financing relative to the income that can be derived from the assets acquired. Our debt service payments will reduce available cash flow. We may not be able to meet our debt service obligations or may otherwise default under the terms of our indebtedness, thus risking the loss of some or all of our assets to foreclosure or sale to satisfy the obligations. In such case, we could become insolvent, and you could lose all of your investment.

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

Credit facility providers and other holders of our indebtedness may require us to maintain a certain amount of uninvested cash, to set aside unlevered assets sufficient to maintain a specified liquidity position to satisfy our collateral obligations or to maintain certain minimum net worth. Thus, we may not be able to leverage our assets as fully as we would choose, which could reduce our returns. If we are unable to meet these collateral obligations, we may be unable to obtain any additional financing, and our financial condition could deteriorate rapidly.

We may not be able to obtain future waivers of the minimum net worth covenant contained in the indenture governing our trust preferred securities.

In February 2008 and again in November 2008, we obtained waivers of the minimum net worth covenant contained the indentures governing our trust preferred securities. The current waiver expires on April 1, 2010. We do not expect to be in compliance with the minimum net worth covenant on that date, and there is no assurance that the holders of the trust preferred securities will be willing to grant additional waivers of the covenant in the future. In the event that we breach the minimum net worth covenant and are unable to obtain an additional waiver, we will likely be in default under the indentures governing the trust preferred securities, and the holders thereof may accelerate the outstanding indebtedness thereunder. If that happens, some or all of our assets may be subjected to foreclosure, which would have a material adverse effect on our results of operations and on the value of our common stock.

We may be unable to maintain adequate liquidity to support our ongoing operations and planned growth.

The current market and sales of RMBS have significantly decreased our liquidity and therefore our ability to fund our investment activities, pay fees under our management agreement and pay general corporate expenses. Our trust preferred securities impose, and future classes of capital stock may impose, certain covenants and obligations on use and our operations, including covenants related to our liquidity. Further increases in prepayment rates or decreases in the fair value of our RMBS could cause further liquidity pressures or shortfalls. If such a situation were to arise, we may have to sell additional investment securities which we may be unable to do on favorable terms or at all. If we are unable to maintain adequate liquidity, we may be unable to support our ongoing operations and planned growth, which would have a material adverse effect on our financial condition.

An increase in our borrowing costs relative to the interest we receive on our assets may impair our profitability and thus our available cash.

As our repurchase agreements and other short-term borrowings mature, we must either enter into new borrowings or liquidate certain of our investments at times when we might otherwise not choose to do so. Lenders may seek to use a maturity date as an opportune time to demand additional terms or increased collateral requirements that could be adverse to us and harm our operations. Currently, lenders are requiring higher levels of collateral than they have required in the past to support repurchase agreement collateralized by Agency RMBS, and if this continues, it will make our borrowings and use of leverage less attractive and more expensive. An increase in short-term interest rates when we seek new borrowings would reduce the spread between our returns on our assets and the cost of our borrowings. This would reduce the returns on our assets which might reduce earnings and in turn available cash. We generally expect that the interest rates tied to our borrowings will adjust more rapidly than the interest rates tied to the assets in which we invest.

Declines in the market values of our investments may adversely affect our financial results and credit availability, which may reduce our earnings and thus available cash.

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

A decline in the market value of our assets, such as the declines we experienced in the fourth quarter of 2007 and during 2008, may adversely affect us, particularly where we have borrowed money based on the market value of those assets. In such case, the lenders may require, and have required, us to post additional collateral to support the borrowing. If we cannot post the additional collateral, we may have to rapidly liquidate assets at a time when we might not otherwise choose to do so and we may still be unable to post the required collateral, further harming our liquidity and subjecting us to liability to our lenders for the declines in the market values of the collateral. A reduction in credit available may reduce our earnings, liquidity and available cash.

Continued adverse developments in the mortgage sector, and the current weakness in the broader financial market, may continue to adversely affect us and one or more of our lenders, which could result in further increases in our borrowing costs, reductions in our liquidity and reductions in the value of the investments in our portfolio.

While we currently have no direct exposure to subprime mortgages, the continuing dislocations in the mortgage sector and the current weakness in the broader financial market could adversely affect one or more of the counterparties providing repurchase agreement funding for our RMBS portfolio and could cause those counterparties to be unwilling or unable to provide us with additional financing. This could potentially limit our ability to finance our investments and operations, increase our financing costs and reduce our liquidity. This risk is exacerbated by the fact that a substantial portion of our repurchase agreement financing is currently provided by one counterparty. If one or more major market participants fails or withdraws from the market, it could negatively impact the marketability of all fixed income securities, including government mortgage securities, and this could reduce the value of the securities in our portfolio, thus reducing our net book value. Furthermore, as we have recently experienced, if one or more of our counterparties are unwilling or unable to provide us with ongoing financing on terms that are acceptable to us, we may need to sell our investments at a time when prices are depressed, and we may be unable to obtain additional financing. If this were to occur, it could materially harm our results of operations and financial outlook.

Recent developments in the market for many types of mortgage products (including Agency RMBS) have resulted in reduced liquidity for, and value of, these assets. Although this reduction in liquidity has been most acute with regard to subprime assets, there has been an overall reduction in liquidity and value across the credit spectrum of mortgage products.

In addition, the liquidity of our portfolio may also be adversely affected by margin calls under our repurchase agreements. Our repurchase agreements allow the counterparties, to varying degrees, to determine a new market value of the collateral to reflect current market conditions. If a counterparty determines that the value of the collateral has decreased, it may initiate a margin call and require us to either post additional collateral to cover such decrease or repay a portion of the outstanding borrowing, on minimal notice. A significant increase in margin calls, similar to the increase we experienced in 2008, could materially adversely harm our liquidity, results of operations, financial condition, and business prospects. Additionally, in order to obtain cash to satisfy a margin call, we may be required to liquidate assets at a disadvantageous time, which could cause us to incur further losses and adversely affect our results of operations and financial condition. We may be unable to satisfy margin calls despite our attempts to sell assets, and our financial condition could deteriorate rapidly as a result.

DFR and DCM are the subject of information requests by the SEC in an investigation that could result in SEC proceedings against us.

Pursuant to a formal order of investigation, the SEC is investigating certain practices associated with the offer, purchase or sale of Collateralized Mortgage Obligations and Real Estate Mortgage Investment Conduits, or REMICs, and the creation of re-REMICs. In connection with this investigation, the SEC has requested certain information from DFR and DCM relating to certain mortgage securities transactions effected by DCM for DFR in 2005 and 2006. It is possible that we could be subject to an SEC enforcement or other proceeding relating to the transactions. In that event, we could be subject to significant monetary fines or other damages or penalties whether by enforcement action or via consensual settlement proceedings, and DCM could incur reputational damage as an investment manager, which could reduce its ability to retain existing clients or investors or obtain new clients or investors. In addition, the continuation of the investigation could reduce the amount of time and attention that management can provide to our business and generate further significant legal costs.

Current conditions in the credit markets have necessitated workforce reductions and led to employee resignations, which may harm our business.

As of December 31, 2008 and 2007, we had approximately 67 and 130 employees, respectively. Due to the current adverse credit market environment, we reduced our workforce by 13 employees, or approximately 10%, effective March 2008, and again by an additional 24 employees, or approximately 26%, effective November 2008. Many of the employees who were terminated possessed specific knowledge or expertise, and we may be unable to transfer that knowledge or expertise to our remaining employees. In that case, the absence of such employees will create significant operational difficulties. Further, the reduction in workforce may reduce employee morale and create concern among potential and existing employees about job security, which may lead to difficulty in hiring and increased turnover in our current workforce and place undue strain upon our operational resources. We may experience further reductions in our workforce which would compound the risks we face. As a result, our ability to respond to unexpected challenges may be impaired, and we may be unable to take advantage of new opportunities.

We may change our investment strategy without stockholder consent, and our Board does not approve each investment decision made by management.

We have not adopted a policy as to the amounts to be invested in any of our asset classes, including securities rated below investment grade. We may change our investment strategy, including the percentage of assets that may be invested in any particular asset class, or in a single issuer, at any time, without the consent of or notice to our stockholders or, in certain cases, our Board. We may decide to invest in assets that are riskier than the investments we are currently targeting. A change in our asset allocation could result in our investing in asset classes different from those described herein and may also entail significant transition costs. A change in our investment strategy may increase our exposure to interest rate risk or default risk or may lower our expected rate of return and net spread, all of which could reduce our earnings, assets and stock price.

Rapid changes in the values of our investments may make it more difficult for us to maintain our exemption from the 1940 Act.

Changes in the market value or income potential of certain of our investments may prevent us from maintaining our exemption from the 1940 Act. We may have to make investment decisions that we otherwise would not make absent the 1940 Act requirements.

We may enter into warehouse agreements in connection with our planned investment in the equity securities of CDOs or DCM’s planned management of CDOs, and if the CDO investments are not consummated, the warehoused collateral will be sold, and we may be required to bear any loss resulting from such sale.

In connection with our investment in CDOs or DCM’s planned management of new CDOs, we may enter into warehouse agreements with warehouse providers such as investment banks or other financial institutions, pursuant to which the warehouse provider will initially finance the purchase of the collateral that will be ultimately transferred to the CDO. DCM will typically select the collateral. If the CDO transaction is not consummated, the warehouse provider will liquidate the warehoused collateral and we may be required to pay any amount by which the purchase price of the collateral exceeds its sale price and may be liable for certain of the expenses associated with the warehouse or planned CDO, subject to any negotiated caps on our exposure. In addition, regardless of whether the CDO transaction is consummated, if any of the warehoused collateral is sold before the consummation, we may have to bear any resulting loss on the sale. The amount at risk in connection with the warehouse agreements supporting our investments in CDOs will vary and may not be limited to the amount that we have agreed to invest in the equity securities of the CDO. Although we would expect to complete the CDO transaction within about six to nine months after the warehouse agreement is signed, we may not be able to complete the transaction within the expected time period or at all.

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

Failure to procure adequate capital and funding would hurt our results and reduce the price of our stock.

We depend upon the availability of adequate funding and capital for our operations. The failure to secure acceptable financing could reduce our income, as our investments would no longer generate the same level of net interest income due to the lack of funding or increase in funding costs. A reduction in our net income would impair our liquidity and our available cash. We cannot assure our stockholders that any, or sufficient, funding or capital will be available to us in the future on terms that are acceptable to us. If we cannot obtain sufficient funding on acceptable terms, there may be a negative impact on the market price of our common stock and our current financial condition.

Moreover, our ability to timely raise capital on commercially reasonable terms may be impaired if we become ineligible to register our securities on registration statements on Form S-3. We will become ineligible if we fail to comply with all applicable requirements of Form S-3, including filing in a timely manner all reports required to be filed by us and having our common stock listed and registered on a national securities exchange. Additionally, if the aggregate market value of our common stock held by non-affiliates, or our “public float,” is less than $75.0 million (calculated as set forth in Form S-3 and SEC rules and regulations), we will not be able to sell more than the equivalent of one-third of our public float in primary offerings under a Form S-3 registration statement in any 12-month period. As of March 13, 2009, our public float was approximately $7.2 million. Alternative means of raising additional capital through sales of our securities, including through the use of a Form S-1 registration statement, may be more costly and time-consuming.

We may in the future issue shares of additional capital stock to raise proceeds for a wide variety of purposes, which could dilute and therefore reduce the value of our existing outstanding capital stock.

We may seek to issue shares of our capital stock, either in public offerings, private transactions or both, to raise additional capital. Such issuances could substantially dilute the stock of our existing stockholders without corresponding increase in value. We may raise capital for a wide variety of purposes, such as implementing our business plan and repaying indebtedness. Our management will have broad discretion over how we use the proceeds of any capital raise. We may not be able to raise capital at the time or times that we wish, in the amounts we wish, or on the terms or at the prices we consider favorable to us and our stockholders. We may use the proceeds of any future offering in ways in which holders of our capital stock disagree and that yield less than our expected return, or no return at all, which could result in substantial losses to us.

Our stockholder rights plan could inhibit a change in our control.

On March 11, 2009, our Board implemented a stockholder rights agreement, or the Rights Plan, in an effort to protect and preserve tax benefits associated with accumulated net operating losses and net capital losses by dissuading investors from aggregating ownership of our common stock and triggering an “ownership change” for purposes of Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code. The Rights Plan may not be successful in preventing an “ownership change” within the meaning of Sections 382 and 383 of the Code, and we may lose all or most of the anticipated tax benefits associated with our prior losses. Under the terms of the Rights Plan, in general, if a person or group acquires or commences a tender or exchange offer for beneficial ownership of 4.9% or more of the outstanding shares of our common stock, all of our other common stockholders will have the right to purchase securities from us at a discount to such securities’ fair market value, thus causing substantial dilution to the acquiring person. The Rights Plan may have the effect of inhibiting or impeding a change in control not approved by our Board and, notwithstanding its purpose, could adversely affect our stockholders’ ability to realize a premium over the then-prevailing market price for our common stock in connection with such a transaction. In addition, since our Board can prevent the Rights Plan from operating, in the event our Board approves of an acquiring person, the Rights Plan gives our Board significant discretion over whether a potential acquirer’s efforts to acquire a large interest in us will be successful. Consequently, the Rights Plan may not succeed in protecting anticipated tax benefits and could impede transactions that would otherwise benefit our stockholders. In the event that our stockholders approve a charter amendment at our next annual meeting that would establish ownership restrictions designed to prevent an “ownership change,” the Board will terminate the Rights Plan.

Future classes of capital stock may impose, and our currently outstanding trust preferred securities do impose, significant covenants and obligations on us and our operations.

Our trust preferred securities impose, and future classes of capital stock may impose, certain covenants and obligations on us and our operations. Failure to abide by such covenants or satisfy such obligations could trigger certain rights for the holders of such securities, which could have a material and adverse effect on us and impair our operating results. In addition, breaches of covenants may result in decreased revenues if investors in the accounts managed by DCM withdraw their investments. See “Risks Related to Our Investment Management Segment” below for addition detail on investors’ withdrawal rights.

Loss of our 1940 Act exemption would adversely affect us and reduce the market price of our shares.

To avoid regulation under the 1940 Act, we have historically relied on section 3(a)(1)(C) for our exclusion from the registration requirements of the 1940 Act. This provision requires that we neither engage nor propose to engage in the business of investing, reinvesting, owning, holding or trading in securities and not own or propose to acquire “investment securities” having a value exceeding 40% of the value of our total assets on an unconsolidated basis, or the 40% Test. “Investment securities” excludes U.S. government securities and securities of majority-owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of investment company under section 3(c)(1) or section 3(c)(7) of the 1940 Act. DFR is a holding company that conducts its business through wholly-owned subsidiaries, including DC LLC.

DC LLC has historically relied on Section 3(c)(5)(c). Section 3(c)(5)(C) provides an exemption for entities who are “primarily engaged in purchasing or otherwise acquiring . . . interests in real estate.” Any entity relying on section 3(c)(5)(C) for its 1940 Act exemption must have at least 55% of its portfolio invested in qualifying assets, which in general must consist of mortgage loans, mortgage backed securities that represent the entire ownership in a pool of mortgage loans and other liens on and interests in real estate, and another 25% of its portfolio invested in other real estate-related assets.

As a result of the sales in 2007 and 2008 of substantially all of our non-Agency RMBS and a large portion of our Agency RMBS, DC LLC no longer complied with the requirements of section 3(c)(5)(C). Accordingly, our investment in DC LLC became an investment security. As a result, investment securities comprised more than 40% of our assets.

Because neither DFR nor DC LLC could rely on its historical exemption from regulation as an investment company, DFR and DC LLC relied upon Rule 3a-2, which provides a safe harbor exemption, not to exceed one year, for companies that have a bona fide intent to be engaged in an excepted activity but that temporarily fail to meet the requirements for another exemption from registration as an investment company. As required by the rule, after we learned that we were out of compliance, our Board promptly adopted a resolution declaring our bona fide intent to be engaged in excepted activities.

Rule 3a-2’s temporary exemption lasts only up to a year, which for us expired in early March 2009. DFR and DC LLC have restored their respective assets to compliance and are currently relying on the section 3(a)(1)(C) exclusion. Reliance upon Rule 3a-2 is permitted only once every three years. As a result, if we fail to meet our current exemption within three years and another exemption is not available, we may be required to register as an investment company, or we may be required to acquire and/or dispose of assets in order to qualify for an exemption. Any such asset acquisitions or dispositions may include assets that DFR or DC LLC would not acquire or dispose of in the ordinary course of business or may be at unfavorable prices. If we are required to register under the 1940 Act, we would become subject to substantial regulation with respect to our capital structure (including our ability to use leverage), management, operations, transactions with affiliated persons (as defined in the 1940 Act), and portfolio composition, including restrictions with respect to diversification and industry concentration and other matters. Accordingly, registration under the 1940 Act could limit our ability to follow our current investment and financing strategies and result in a decline in the price of our common stock.

Our organizational documents do not limit our ability to enter into new lines of business, and we may enter into new businesses, make future strategic investments or acquisitions or enter into joint ventures, each of which may result in additional risks and uncertainties in our business.

Our organizational documents do not limit us to our current business lines. Accordingly, we may pursue growth through strategic investments, acquisitions or joint ventures, which may include entering into new lines of business or modify our current lines of business. To the extent we make strategic investments or acquisitions, enter into joint ventures, or enter into a new or modified line of business, we may face numerous risks and uncertainties, including risks associated with (i) the required investment of capital and other resources, (ii) the possibility that we have insufficient expertise to engage in such activities profitably or without incurring inappropriate amounts of risk, (iii) combining or integrating operational and management systems and controls, (iv) compliance with applicable regulatory requirements including those required under the Code and the 1940 Act and (v) possible new covenants and governance obligations that could be stringent and difficult to comply with. Entry into certain lines of business may subject us to new laws and regulations with which we are not familiar, or from which we are currently exempt, and may lead to increased litigation and regulatory risk. If a new business or joint venture generates insufficient revenue or if we are unable to efficiently manage our expanded operations, our results of operations will be adversely affected. In the case of joint ventures, we may also be subject to additional risks and uncertainties in that we may be dependent upon, and subject to liability, losses or reputation damage relating to, systems, controls and personnel that are not under our control.

The NYSE Alternext may delist our securities, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our common stock began trading on the NYSE Alternext US LLC, or the NYSE Alternext, on November 20, 2008. We cannot assure you that our common stock will continue to be listed on the NYSE Alternext, as we may not meet continued listing standards, such as income from continuing operations and $1.00 per share minimum trading price. If the NYSE Alternext delists our securities from trading, we could face significant consequences including:

•	a limited availability for market quotations for our securities;

•	reduced liquidity with respect to our securities;

•	a determination that our common stock is a “penny stock” which would require brokers trading in our common stock to adhere to more stringent rules and possible result in a reduced level of trading activity in the secondary trading market for our common stock;

•	limited amount of news and analyst coverage for our company; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

As a result, holders of our common stock may be unable to sell their shares at a price equal to or greater than that which such stockholders paid, if at all, and investors could lose some or all of their investment.

If our securities are delisted from the NYSE Alternext, our common stock may become subject to the “penny stock” rules of the SEC, which would make transactions in our common stock cumbersome and may reduce the value of an investment in our stock.

Rule 3a51-1 promulgated under the Exchange Act generally defines “penny stock,” for purposes relevant to us, as any equity security that is not listed on a national securities exchange or registered national securities association’s automated quotation system and that has a market price of less than $5.00 per share, subject to certain exceptions. Prior to any transaction involving penny stock, unless exempt, Rule 15g-9 promulgated under the Exchange Act requires that (i) a broker or dealer approve a person’s account for transactions in penny stocks and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must (i) obtain from the person information concerning such person’s financial situation, investment experience and investment objectives, and (ii) make a reasonable determination that the transactions in penny stocks are suitable for the person and that such person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlighted form, (i) sets forth the basis on which the broker or dealer made the suitability determination and (ii) states that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the SEC’s penny stock rules. In the event our securities are delisted from the NYSE Alternext and our common stock becomes subject to the penny stock rules, it may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Failure to develop effective business continuity plans could disrupt our operations and cause financial losses.

We operate in an industry that is highly dependent on information systems and technology. We depend to a substantial degree on the availability of our office facilities and the proper functioning of our computer and telecommunications systems. Although we have established a significant disaster recovery program, a disaster, such as water damage to our office, an explosion or a prolonged loss of electrical power, could materially interrupt our business operations and cause material financial loss, regulatory actions, reputational harm or legal liability, which, in turn, could depress our stock price. Additionally, we cannot assure holders of our stock that the cost of maintaining those services and technology will not materially increase from its current level. Such an increase in costs related to these information systems could have a material and adverse effect on us.

We could incur losses due to trading errors.

DCM could make errors in placing transaction orders for client accounts, such as purchasing a security for an account whose investment guidelines prohibit the account from holding the security, purchasing an unintended amount of the security, or placing a buy order when DCM intended to place a sell order, or vice-versa. If the transaction resulted in a loss for the account, DCM might be required to reimburse the account for the loss. Such reimbursements could be substantial. It is also possible that we could be subject to intentional misconduct by our employees or others that could result in severe negative consequences. These errors and misconduct could affect trades on behalf of DFR, which could exacerbate the adverse financial impact on us.

We operate in a highly competitive market for investment opportunities.

We compete for investments with various other investors, such as other public and private funds, commercial and investment banks and commercial finance and other companies. Many of our competitors are substantially larger than us, have considerably more financial and other resources and may have investment objectives that overlap with ours, which may create competition for investment opportunities with limited supply. Some competitors may have a lower cost of funds and access to funding sources that are not available to us, and may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. The competitive pressures we face could impair our business, financial condition and results of operations. Also, as a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time.

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

More generally, any of these events could reduce consumer confidence and spending or increase volatility in the United States and worldwide financial markets and economy. Adverse economic conditions have a negative impact on the securities markets in general, which could reduce our operating results and revenues and increase the volatility of our holdings.

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

We have significant indebtedness, and our leverage could adversely affect our financial health.

As of December 31, 2008, our total long-term outstanding debt on a consolidated basis was approximately $716.4 million. Our indebtedness and the covenants and obligations contained therein could adversely affect our financial health and business and future operations by, among other things:

•	making it more difficult for us to satisfy our obligations, including with respect to our indebtedness;

•	increasing our vulnerability to adverse economic and industry conditions;

•	limiting our ability to obtain certain additional financing we may need to operate, develop and expand our business;

•	requiring us to dedicate a substantial portion of any cash flows to service our debt, which reduces our funds available for operations and future business opportunities;

•	preventing us from using our cashflow to make dividends or distributions to the holders of our common stock;

•	potentially making us more highly leveraged than our competitors, which could potentially decrease our ability to compete in our industry;

•	increasing our exposure to risks of interest rate fluctuations as all of our borrowings are at variable rates of interest; and

•	limiting our flexibility in planning for, or reacting to, changes in our business, and the industry in which we operate.

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

Investors in the accounts managed by DCM have various types of withdrawal rights, ranging from the right of investors in separately managed accounts to withdraw any or all of their capital on a daily basis and the right of investors in CDOs to terminate the CDO or DCM as the CDO’s manager in specified situations. Investors in investment funds and separately managed accounts might withdraw capital for many reasons, including their dissatisfaction with the account’s returns or volatility, adverse publicity regarding DCM, adverse financial developments at DCM or DFR, DCM’s loss of key personnel, errors in reporting to investors account values or account performance, other matters resulting from problems in DCM’s systems technology, investors’ desire to invest their capital elsewhere, and their need (in the case of investors that are themselves investment funds) for the capital to fund withdrawals by their investors. DCM could experience a major loss of account assets, and thus advisory fee revenue, at any time.

DCM’s performance fees may increase earnings volatility, which could depress our stock price.

Historically, a significant portion of DCM’s revenues has been derived from performance fees on the various accounts that DCM manages. Performance fees are generally based on the profits DCM generates for client accounts or the returns to certain investors in those accounts. With respect to DCM’s CDOs, DCM is entitled to performance fees only if the returns on the related portfolios exceed agreed-upon periodic or cumulative return targets. Performance fees, if any, will vary from period to period in relation to volatility in investment returns, causing DCM’s earnings to be more volatile than if it did not manage assets on a performance fee basis. The recent credit market dislocations have significantly increased the volatility of the investment funds managed by DCM and decreased the likelihood that DCM will earn performance fees. Also, alternative asset managers typically derive a greater portion of their revenues from performance fees than traditional asset managers, thus increasing the potential volatility in DCM’s earnings. The volatility in DCM’s earnings and any further decrease in performance fees could harm our revenue and may depress our stock price.

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

The failure of DCM’s investment products to perform well both on an absolute basis and in relation to competing products, therefore, could have a material adverse effect on DCM’s business and our financial performance.

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

The CDOs managed by DCM generally contain structural provisions including, but not limited to, over-collateralization requirements and/or market value triggers that are meant to protect investors from deterioration in the credit quality of the underlying collateral pool. In certain cases, breaches of these structural provisions can lead to events of default under the indentures governing the CDOs and, ultimately, acceleration of the notes issued by the CDO and liquidation of the underlying collateral. In the event of a liquidation of the collateral underlying a CDO, DCM will lose client AUM and therefore management fees, which could have a material and adverse effect on DCM’s earnings. Two of the CDOs of asset backed securities that DCM manages have triggered events of default primarily resulting from downgrades of their underlying collateral. The notes issued by these CDOs have been accelerated. However, pursuant to the indentures governing these CDOs, the CDOs will not be liquidated unless either the proceeds of such liquidation will be sufficient to pay off all of the notes issued by the CDO, the accrued management fees and certain administrative expenses or the holders of a supermajority of the notes direct the liquidation. Another of the CDOs of asset backed securities that DCM managed during 2008 triggered an event of default in the first quarter of 2008 and was subsequently liquidated. In addition, all four of the market value CDOs that DCM managed in 2008 breached their market value triggers and were subsequently liquidated or are in the process of being liquidated.

The loss of key portfolio managers and other personnel could harm DCM’s business.

DCM generally assigns the management of its investment products to specific teams, consisting of DCM portfolio management and other personnel, many of whom are not bound by employment agreements. The loss of a particular member or members of such a team — for example, because of resignation, retirement or termination — could cause investors in the product to withdraw, to the extent they have withdrawal rights, all or a portion of their investment in the product, and adversely affect the marketing of the product to new investors and the product’s performance. In the case of certain CDOs, DCM can be removed as investment advisor upon its loss of specified key employees. In the case of certain other accounts, investors may have the right to redeem their investments upon DCM’s loss of specified key employees. In addition to the loss of specific portfolio management team members, the loss of one or more members of DCM’s senior management involved in supervising the portfolio teams could have similar adverse effects on DCM’s investment products.

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

Changes in CDO spreads and the current market environment could make it difficult for DCM to launch new CDOs.

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

Since late-2007, there has been a dislocation in the credit that has significantly stalled CDO origination. This disruption may continue well into 2009 and, potentially, for a significantly longer period of time. Prolonged dislocation of these markets could materially and adversely impact our results of operations or financial condition.

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

The Investment Advisers Act imposes numerous obligations on investment advisers including anti-fraud prohibitions, advertising and custody requirements, disclosure obligations, compliance program duties and trading restrictions. The CFTC regulates commodity futures and option markets and imposes numerous obligations on the industry. DCM is registered with the CFTC as a commodity trading advisor and certain of its employees are registered with the CFTC as “associated persons.”

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

We seek to generate both current income and capital appreciation, but our assets may not appreciate in value (and may decline), and the debt securities may default on interest or principal payments. Accordingly, we may not be able to realize gains or income from our investments, and the gains that we do realize may not be enough to offset our losses. The income that we realize may not be sufficient to offset our expenses.

We will lose money on our repurchase transactions if the counterparty to the transaction defaults on its obligation to resell the underlying security back to us at the end of the transaction term, or if the value of the underlying security has declined as of the end of that term or if we default on our obligations under the repurchase agreement.

We obtain a significant portion of our funding for our Principal Investing Portfolio through repurchase facilities. When we engage in a repurchase transaction, we generally sell securities to the transaction counterparty and receive cash from the counterparty. The counterparty is obligated to resell the securities back to us at the end of the term of the transaction, which is currently one to 30 days. Because the cash we receive from the counterparty when we initially sell the securities is less than the value of those securities (by the margin), if the counterparty defaulted on its obligation to resell the securities back to us we would incur a loss on the transaction equal to such margin (assuming no change in the value of the securities). We would also lose money on a repurchase transaction if the value of the underlying securities has declined as of the end of the transaction term, as we would have to repurchase the securities for their initial value but would receive securities worth less than that amount. Any losses we incur on our repurchase transactions could adversely affect our earnings.

Certain of our repurchase agreements include negative covenants and collateral posting requirements that, if breached, may cause our repurchase transactions to be terminated early, in which event our counterparty could terminate all repurchase transactions existing with us and make any amount due by us to the counterparty payable immediately. If we have to terminate outstanding repurchase transactions and are unable to negotiate new and acceptable funding terms, our liquidity will be impaired. This may reduce the amount of capital available for investing. In addition, we may have to liquidate assets at a time when we might not otherwise choose to do so. There is no assurance we would be able to establish suitable replacement facilities.

Changes in prepayment rates could reduce the value of our RMBS, which could reduce our earnings and overall liquidity.

Pools of mortgage loans underlie the RMBS that we acquire. We generally receive payments on the RMBS from the payments that are made on these underlying mortgage loans. When we acquire the RMBS, we anticipate that prepayments on the underlying mortgage loans will occur at a projected rate, generating an expected yield. When borrowers prepay their mortgage loans faster than expected, the related prepayments on the corresponding RMBS will be faster than expected. Unexpected prepayments can also occur when borrowers default on their mortgage loans and the mortgage loans are prepaid from the proceeds of a foreclosure sale of the property, or when borrowers sell the property and use the sale proceeds to prepay the mortgage loans as part of a physical relocation. Faster-than-expected prepayments could adversely affect our financial position and results of operations in various ways, including the following:

•	We may purchase some RMBS that have a higher interest rate than the market interest rate at the time. In exchange for this higher interest rate, we would be required to pay a premium to acquire the security. Applicable accounting rules would require us to amortize this premium cost over a reduced term in the event of faster-than-expected prepayments.

•	If we acquire RMBS at a premium because they have an interest rate higher than the current market interest rates, and the mortgage loans underlying those RMBS are prepaid at a faster-than-expected rate, we may not receive the same financial benefit we would have received if the underlying mortgage loans had not been prepaid at the faster rate.

•	We anticipate that a portion of any adjustable-rate RMBS we acquire may bear interest at rates that are lower than their fully-indexed rates, which are equivalent to the applicable index rate plus a margin. If an adjustable-rate RMBS is prepaid prior to or soon after the time of adjustment to a fully-indexed rate, we will have held that RMBS while it was less profitable and lost the opportunity to receive interest at the fully indexed rate over the remainder of its expected life.

•	If we are unable to acquire new RMBS on similar terms to replace the prepaid RMBS, our financial condition, results of operations and cash flow may suffer and we could incur losses.

Conversely, when borrowers prepay their mortgage loans at slower than expected rates, prepayments on the Agency RMBS in which we invest may be slower than expected. These slower-than-expected payments may also adversely affect our profitability. We may purchase Agency RMBS that have a lower interest rate than the then-prevailing market interest rate. In exchange for this lower interest rate, we may pay a discount to par value to acquire the security. In accordance with accounting rules, we accrete this discount over the expected term of the Agency RMBS based on our prepayment assumptions. If the Agency RMBS is prepaid at a slower-than-expected rate, however, we must accrete the remaining portion of the discount at a slower than expected rate. This will extend the expected life of the portfolio and result in a lower than expected yield on securities purchased at a discount to par. We may have to carry and hold lower interest assets for a longer period of time than we expect, which would reduce our profitability and could result in losses.

Prepayment rates generally increase when interest rates fall and decrease when interest rates rise, but changes in prepayment rates are difficult to predict. Prepayment rates also may be affected by other factors, including, without limitation, conditions in the housing and financial markets, including the current ongoing disruptions in the residential mortgage market and softening of the real estate market, current and forward yield curve shapes, collateral type, loan amount, borrower pay rate reset index and frequency, geographic location, loan age, foreclosure rate, loan originator, servicer, prepayment history, borrower credit profile and current and original loan-to-value ratio, general economic conditions, unemployment rates and the relative interest rates on adjustable-rate and fixed-rate mortgage loans. While we seek to manage prepayment risk, in selecting investments we must balance prepayment risk against other risks, the potential returns of each investment and the cost of hedging our risks. No strategy can completely insulate us from prepayment or other such risks, and we may deliberately retain exposure to prepayment or other risks, which could subject us to losses.

We have incurred substantial impairments of our assets and may incur significant impairments in the future.

Due to a variety of factors, including current adverse market conditions affecting the mortgage markets, we have incurred substantial impairments of our assets. These impairments have resulted in significant losses. Our assets, including our RMBS, may suffer additional impairments in the future causing us to recognize additional significant losses. Investors and lenders alike could lose confidence in the quality and value of our assets. These impairments, or the perception that these impairments may occur, can depress our stock price, harm our liquidity and materially adversely impact our results of operations. We may be forced to sell substantial assets at a time when the market is depressed in order to support or enhance our liquidity. Despite our need to sell substantial assets, we may be unable to make such sales on favorable terms or at all, further materially damaging our liquidity and operations. If we are unable to maintain adequate liquidity, as a result of these impairments or otherwise, it could have a material and adverse impact on the value of our common stock.

Our investment portfolio is heavily concentrated in adjustable-rate RMBS, and we might not be able to achieve or sustain a more diversified portfolio.

As of December 31, 2008, 42.0% of our investment portfolio consisted of RMBS of which 90.2% were adjustable-rate. One of our key strategic objectives is to achieve a more diversified portfolio of investments that delivers attractive risk-adjusted returns. We might not succeed in this respect, and even if we do, a significant portion of our fully leveraged assets will likely be adjustable-rate RMBS. If we cannot achieve a more diversified portfolio, we will be particularly exposed to the investment risks that relate to investments in adjustable-rate RMBS, and we may suffer losses if those investments decline in value.

Mortgage loan modification programs and future legislative action may adversely affect the value of, and the returns, on the Agency RMBS in which we invest.

During the six months ended December 31, 2008, the U.S. government, through the Federal Housing Authority and the Federal Deposit Insurance Corporation, or FDIC, commenced implementation of programs designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures. The programs may involve, among other things, the modification of mortgage loans to reduce the principal amount of the loans or the rate of interest payable on the loans, or to extend the payment terms of the loans.

On February 18, 2009, President Obama announced a Homeowner Affordability and Stability Plan, or the Homeowner Stability Plan, that seeks to help millions of homeowners restructure or refinance their mortgages to avoid foreclosure. The Homeowner Stability Plan includes a $75 billion Homeowner Stability Initiative intended to provide mortgage loan modifications to millions of families. Under the Homeowner Stability Initiative, the U.S. Treasury would partner with financial institutions to reduce homeowners’ monthly mortgage payments. The Obama Administration has stated that the U.S. Treasury will develop guidelines for loan modifications across the mortgage industry, building on the FDIC’s work. Moreover, all financial institutions receiving this targeted assistance going forward will be required to implement loan modification plans consistent with guidance provided by the U.S. Treasury.

In addition, members of the U.S. Congress have indicated support for additional legislative relief for homeowners, including an amendment of the bankruptcy laws to permit the modification of mortgage loans in bankruptcy proceedings. The Homeowner Stability Plan, as well as well as future loan modification programs or other legislative or regulatory actions, including amendments to the bankruptcy laws, that result in the modification of outstanding mortgage loans may adversely affect the value of, and the returns on, the RMBS in which we invest. The impact of existing and new regulation related to the mortgage sector and economic recovery generally is highly uncertain and could have adverse consequences to us.

There can be no assurance that the actions taken by the U.S. and foreign governments, central banks and other governmental and regulatory bodies for the purpose of seeking to stabilize the financial markets will achieve the intended effect or benefit our business, and further government or market developments could adversely affect us.

In response to the financial issues affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, the Emergency Economic Stabilization Act of 2008, or EESA, was enacted by the U.S. Congress. EESA provides the Secretary of the U.S. Treasury with the authority to establish a Troubled Asset Relief Program, or TARP, to purchase from financial institutions up to $700 billion of residential or commercial mortgages and any securities, obligations, or other instruments that are based on or related to such mortgages, that in each case was originated or issued on or before March 14, 2008. In addition, under TARP, the U.S. Treasury, after consultation with the Chairman of the Board of Governors of the U.S. Federal Reserve, may purchase any other financial instrument deemed necessary to promote financial market stability, upon transmittal of such determination, in writing, to the appropriate committees of the U.S. Congress. EESA also provides for a program that would allow companies to insure their troubled assets.

In November 2008, after using a significant portion of the funds available under TARP to make preferred equity investments in certain financial institutions, the then-current Secretary of the U.S. Treasury, Henry Paulson, Jr., announced that following enactment of EESA, the U.S. Treasury had continued to examine the relative benefits of purchasing illiquid mortgage-related assets and had determined that its assessment at that time was that such purchases were not the most effective way to use limited TARP funds. However, the U.S. Treasury will continue to examine whether targeted forms of asset purchase can play a useful role, relative to other potential uses of TARP resources.

On November 25, 2008, the U.S. Federal Reserve announced that it would initiate a program to purchase $100.0 billion in direct obligations of Fannie Mae, Freddie Mac and the Federal Home Loan Banks and $500.0 billion in RMBS backed by Fannie Mae, Freddie Mac and Ginnie Mae. The U.S. Federal Reserve stated that its actions are intended to reduce the cost and increase the availability of credit for the purchase of houses, which in turn should support housing markets and foster improved conditions in financial markets more generally. The purchases of direct obligations began during the first week of December 2008 and the purchases of RMBS began on January 5, 2009. The U.S. Federal Reserve’s program to purchase RMBS could cause an increase in the price of Agency RMBS, which would negatively impact the net interest margin with respect to the Agency RMBS we intend to purchase.

There can be no assurance that EESA or the U.S. Federal Reserve’s actions will have a beneficial impact on the financial markets. To the extent the markets do not respond favorably to TARP, or TARP does not function as intended, our business may not receive the anticipated positive impact from the legislation and such result may have broad adverse market implications. In addition, U.S. and foreign governments, central banks and other governmental and regulatory bodies have taken or are considering taking other actions to address the financial crisis. We cannot predict whether or when such actions may occur or what effect, if any, such actions could have on our business, results of operations and financial condition.

Our real estate investments are subject to risks particular to real property.

We own assets secured by real estate and may own real estate directly. Real estate investments are subject to various risks, including:

•	declining real estate values, as is currently being experienced in many parts of the United States;

•	acts of God, including earthquakes, floods and other natural disasters, which may result in uninsured losses;

•	acts of war or terrorism, including the consequences of terrorist attacks, such as those that occurred on September 11, 2001;

•	adverse changes in national and local economic and market conditions;

•	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and ordinances;

•	costs of remediation and liabilities associated with environmental conditions;

•	the potential for uninsured or under-insured property losses; and

•	potential for payment-in kind rather than cash for payment of interest expense, which increases the principal balance of the investment and consequently our exposure to loss thereon.

The occurrence of these or similar events may reduce our return from an affected property or investment.

The mortgage loans underlying our RMBS are subject to delinquency, foreclosure and loss, which could result in losses to us.

Residential mortgage loans are secured by single-family residential property. They are subject to risks of delinquency and foreclosure, and risks of loss. The ability of a borrower to repay a loan secured by a residential property depends on the income or assets of the borrower. Many factors may impair borrowers’ abilities and willingness to repay their loans, including economic recession, job loss and declining real estate values. Securities backed by residential mortgage loans originated in 2006 and 2007 have had higher and earlier than expected rates of delinquencies. In addition, housing prices continue to fall in many areas around the country, while unemployment rates continue to rise, further increasing the risk for higher delinquency rates.

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

Foreclosure of a mortgage loan can be expensive and lengthy. This could impair our anticipated return on the foreclosed mortgage loan. RMBS represent interests in or are secured by pools of residential mortgage loans and commercial mortgage-backed securities, or CMBS, represent interests in or are secured by a single commercial mortgage loan or a pool of commercial mortgage loans. Accordingly, the RMBS we invest in are subject to all of the risks of the underlying mortgage loans.

Our Corporate Loan portfolio includes debt of middle market companies.

Investment in middle market companies involves a number of significant risks, including:

•	these companies may have limited financial resources and may be unable to meet their obligations under their debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing any guarantees we may have obtained in connection with our investment;

•	they typically have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns;

•	they are more likely to depend on the management talents and efforts of a small group of persons, therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us;

•	they generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position; and

•	in addition, our executive officers and directors may, in the ordinary course of business, be named as defendants in litigation arising from our investments in the portfolio companies.

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

Our assets include the equity and/or mezzanine securities of two CDOs (Market Square CLO and DFR MM CLO), as well as DCM’s investments in the equity securities of one of the CDOs that it manages, and we may buy equity securities of other CDOs. A CDO is a special purpose vehicle that purchases collateral (such as loans or asset-backed securities) that is expected to generate a stream of interest or other income. The CDO issues various classes of securities that participate in that income stream, typically one or more classes of debt instruments and a class of equity securities. The equity is usually entitled to all of the income generated by the CDO after the CDO pays all of the interest due on the debt securities and its expenses. However, there will be little or no income available to the CDO equity if there are defaults on the underlying collateral in excess of certain amounts or if the recoveries on such defaulted collateral are less than certain amounts. In that event, the value of our investment in the CDO’s equity could decrease substantially. In addition, the equity securities of CDOs are generally illiquid, and because they represent a leveraged investment in the CDO’s assets, their value will generally fluctuate more than the values of the underlying collateral. We consolidate Market Square CLO and DFR MM CLO onto our balance sheet and therefore record the gross amount of interest income and interest expense with respect thereto. However, we may never receive any cash payments related to that interest income, which makes our economic results significantly different from our reported results under generally accepted accounting principles, or GAAP.

Increases in interest rates could reduce the value of our investments, which could result in losses or reduced earnings.

We invest indirectly in mortgage loans by purchasing RMBS. Under a normal yield curve where long-term rates are higher than short-term rates, the market value of an investment in RMBS will decline in value if long-term interest rates increase. Despite the fact that certain of the RMBS we own is Agency RMBS, we are not protected from declines in market value caused by changes in interest rates, which may ultimately reduce earnings or result in losses to us, which may reduce cash available for distribution to our stockholders. In accordance with GAAP, we are required to reduce the carrying value of our RMBS by the amount of any decrease in the fair value of our RMBS compared to amortized cost. If unrealized losses in fair value occur, we will either have to reduce current earnings or reduce stockholders’ equity without immediately affecting current earnings, depending on how we classify our assets under GAAP. In either case, our net stockholders’ equity will decrease to the extent of any realized or unrealized losses in fair value and our financial position will be negatively impacted.

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

The current prolonged economic slowdown, recession and declining real estate values may impair our investments and harm our operating results.

Many of our investments may be susceptible to economic slowdowns, recessions or declining real estate values, such as those currently being experienced in the United States, which could lead to losses on those investments and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in lenders not extending credit to us, all of which could impair our operating results. Real estate values have been declining in many areas throughout the United States and such decline could spread further and accelerate, resulting in substantial losses. While it is widely accepted that the United States is currently in a recession, the prospect exists that the United States could enter a depression with severe economic consequences.

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

The conservatorship of Fannie Mae and Freddie Mac and related efforts, along with any changes in laws and regulations affecting the relationship between Fannie Mae and Freddie Mac and the U.S. government, may adversely affect our business.

The payments receive on the Agency RMBS in which we invest depend upon a steady stream of payments on the mortgages underlying the securities and are guaranteed by Fannie Mae and Freddie Mac. Fannie Mae and Freddie Mac are U.S. government-sponsored enterprises, but their guarantees are not backed by the full faith and credit of the United States.

On September 6, 2008, the Federal Housing Finance Agency, or FHFA, placed Fannie Mae and Freddie Mac into conservatorship and, together with the U.S. Treasury and U.S. Federal Reserve, undertook actions designed to boost investor confidence in Fannie Mae’s and Freddie Mac’s debt and mortgage-backed securities. The U.S. government program includes contracts between the U.S. Treasury and each government-sponsored enterprise to seek to ensure that each enterprise maintains a positive net worth. Each contract has a capacity of $100.0 billion and provides for the provision of cash by the U.S. Treasury to the government-sponsored enterprise if FHFA determines that its liabilities exceed its assets. Both Freddie Mac and Fannie Mae have already made significant draws on the available funds. The actual amounts of the draws requested by Freddie Mac and Fannie Mae may vary significantly from estimates and it is possible that draw requests will not be granted. Furthermore, each of Freddie Mac and Fannie Mae may seek and require amounts in excess of the $100.0 billion capacity and such amounts may be unavailable. Although the U.S. government has described some specific steps that it intends to take as part of the conservatorship process, efforts to stabilize these entities may not be successful and the outcome and impact of these events remain highly uncertain.

Although the U.S. government has committed capital to Fannie Mae and Freddie Mac, there can be no assurance that the credit facilities and other capital infusions will be adequate for their needs. If the financial support is inadequate, these companies could continue to suffer losses and could fail to honor their guarantees and other obligations. The future roles of Fannie Mae and Freddie Mac could be significantly reduced and the nature of their guarantees could be considerably limited relative to historical measurements. Any changes to the nature of the guarantees provided by Fannie Mae and Freddie Mac could redefine what constitutes Agency RMBS and could have broad adverse implications for the market and for our business.

The size and timing of the U.S. government’s RMBS purchase program is subject to the discretion of the Secretary of the U.S. Treasury. Purchases under this program began in September 2008 and continued in the fourth quarter of 2008, but there is no certainty that the U.S. Treasury will continue to purchase additional Agency RMBS in the future. The U.S. Treasury can hold its portfolio of RMBS to maturity, and, based on mortgage market conditions, may make adjustments to the portfolio. This flexibility may adversely affect the pricing and availability for our assets. It is also possible that the U.S. Treasury’s commitment to purchase Agency RMBS in the future could create additional demand that would negatively affect the pricing of Agency RMBS that we hold or acquire.

The U.S. Treasury could also stop providing credit support to Fannie Mae and Freddie Mac in the future. The U.S. Congress granted the U.S. Treasury authority to purchase RMBS and to provide financial support to Fannie Mae and Freddie Mac in The Housing and Economic Recovery Act of 2008. This authority expires on December 31, 2009. The problems faced by Fannie Mae and Freddie Mac resulting in their being placed into conservatorship have stirred debate among some federal policy makers regarding the continued role of the U.S. government in providing liquidity for mortgage loans. Following expiration of the current authorization, each of Fannie Mae and Freddie Mac could be dissolved and the U.S. government could determine to stop providing liquidity support of any kind to the mortgage market. If Fannie Mae or Freddie Mac were eliminated, we would not be able, or if their structures were to change radically, we might not be able, to acquire Agency RMBS from these companies, which would have an adverse effect on the Principal Investing segment of our business.

Our income also could be negatively affected in a number of ways depending on the manner in which related events unfold. For example, the current credit support provided by the U.S. Treasury to Fannie Mae and Freddie Mac, and any additional credit support it may provide in the future, could have the effect of lowering the interest rates we expect to receive from Agency RMBS that we hold or acquire, thereby tightening the spread between the interest we earn on our portfolio of assets and our cost of financing that portfolio. A reduction in the supply of Agency RMBS could also negatively affect the pricing of Agency RMBS we hold or acquire by reducing the spread between the interest we earn on our portfolio of assets and our cost of financing that portfolio.

As indicated above, recent legislation has changed the relationship between Fannie Mae and Freddie Mac and the U.S. government. As a result of their agreements with the U.S. Treasury, Fannie Mae and Freddie Mac may increase their respective retained portfolios of mortgages and RMBS to $850.0 billion as of December 31, 2009, but then must reduce their respective portfolios by at least 10% annually until each reaches $250.0 billion. Future legislation could further change the relationship between Fannie Mae and Freddie Mac and the U.S. government, and could also nationalize or eliminate such entities entirely. Any law affecting these government-sponsored enterprises may create market uncertainty and have the effect of reducing the actual or perceived credit quality of securities issued or guaranteed by Fannie Mae or Freddie Mac. As a result, such laws could increase the risk of loss on investments in Fannie Mae and/or Freddie Mac Agency RMBS. It also is possible that such laws could adversely impact the market for such securities and spreads at which they trade. All of the foregoing could materially adversely affect our business, operations and financial condition.

Changes in laws and regulations other than those affecting Fannie Mae and Freddie Mac could adversely affect our business and ability to operate.

Our business may also be adversely affected by changes to laws and regulations affecting us other than laws and regulations affecting Fannie Mae and Freddie Mac, including changes to securities laws and changes to the Code. In addition, proposed changes to laws and regulations that could hinder a loan servicer’s ability to adjust loan interest rates upward or to foreclose promptly on defaulted mortgage loans could adversely affect the performance of the loans and the yield on and value of the RMBS. Recently, sweeping legislation has been proposed and enacted that would grant the U.S. Federal Reserve greater oversight over many new aspects of the financial markets and their participants and the impact of these events remains highly uncertain. New legislation may be enacted into law or new interpretations, rulings or regulations could be adopted, potentially with retroactive effect, any of which could adversely affect our business.

Tax Risks

Our ability to use net operating loss carryovers and net capital loss carryovers to reduce future taxable income may be limited.

Historically, we have elected to be taxed as a REIT under the Code and were generally not subject to corporate income tax to the extent we currently distributed our taxable income to our stockholders. During the third quarter of 2008, we converted to a C corporation (retroactive to January 1, 2008), in part to maximize the use of significant potential tax benefits flowing from our existing and projected net operating losses, or NOLs, net capital losses, or NCLs, and certain other tax attributes. We must have taxable income or gains in future periods to benefit from theses NOLs, NCLs and certain other tax attributes, and no assurance can be provided that we will have taxable income or gains in the future.

In addition, our NOL and NCL carryovers may be limited by Sections 382 and 383 of the Code if we undergo an “ownership change.” Generally, an “ownership change” occurs if certain persons or groups increase their aggregate ownership in our company by more than 50 percentage points looking back over the relevant testing period. If an ownership change occurs, our ability to use our NOLs, NCLs and certain recognized built-in losses to reduce our taxable income in a future year would be limited to a Section 382 limitation equal to the fair market value of our stock immediately prior to the ownership change multiplied by the long term tax-exempt interest rate in effect for the month of the ownership change. In the event of an ownership change, NOLs and NCLs that exceed the Section 382 limitation in any year will continue to be allowed as carryforwards for the remainder of the carryforward period and such losses can be used to offset taxable income for years within the carryforward period subject to the Section 382 limitation in each year. However, if the carryforward period for any NOL or NCL were to expire before that loss had been fully utilized, the unused portion of that loss would be lost. The carryforward period for NOLs is 20 years from the year in which the losses giving rise to the NOLs were incurred, and the carryforward period for NCL is 5 years from the year in which the losses giving rise to the NCL were incurred. Our use of new NOLs or NCLs arising after the date of an ownership change would not be affected by the Section 382 limitation (unless there were another ownership change after those new losses arose).

Based on our knowledge of shareholder ownership of DFR, we do not believe that an ownership change has occurred since our losses were generated. Accordingly, we believe that at the current time there is no annual limitation imposed on our use of our NOLs and NCLs to reduce future taxable income. The determination of whether an ownership change has occurred or will occur is complicated and depends on changes in percentage stock ownership among stockholders. There are currently no restrictions on the transfer of our stock that would discourage or prevent transactions that could cause an ownership change. In addition, we have not obtained, and currently do not plan to obtain, a ruling from the Internal Revenue Service, or IRS, regarding our conclusions as to whether our losses are subject to any such limitations. Furthermore, we may decide in the future that it is necessary or in our interest to take certain actions that could result in an ownership change. Therefore, no assurance can be provided as to whether an ownership change has occurred or will occur in the future.

Preserving the ability to use our NOLs and NCLs may cause us to forgo otherwise attractive opportunities.

Limitations imposed by Sections 382 and 383 of the Code may discourage us from, among other things, redeeming our stock or issuing additional stock to raise capital or to acquire businesses or assets. Accordingly, our desire to preserve our NOLs and NCLs may cause us to forgo otherwise attractive opportunities.

Failure to qualify as a REIT in prior years would subject us to federal income tax.

Prior to our 2008 tax year, we operated in a manner that was intended to cause us to qualify as a REIT for federal income tax purposes. However, the tax laws governing REITs are extremely complex, and interpretations of the tax laws governing qualification as a REIT are limited. Qualifying as a REIT required us to meet numerous income and other tests. Given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, and the possibility of changes in our circumstances, no assurance can be given that we qualified for any particular year.

If we failed to qualify as a REIT prior to our 2008 tax year and we do not qualify for certain statutory relief provisions, we would have to pay federal income tax on our taxable income for the year of the failure and for the following four years. Our payment of income tax attributable to our failure to qualify as a REIT prior to our 2008 taxable year would decrease the amount of our income available for distribution to our stockholders.

Our foreign corporate subsidiaries could be subject to federal income tax at the entity level, which would greatly reduce the amounts those entities would have available to distribute to us.

Market Square CLO and DFR MM CLO are Cayman Islands exempted limited liability companies and are the issuers of two separate CLO transactions in which we have invested. We have also invested in other foreign corporate subsidiaries and may in the future invest in new foreign corporate subsidiaries. There is a specific exemption from federal income tax for non-U.S. corporations that restrict their activities in the United States to trading stock and securities (or any activity closely related thereto) for their own account whether such trading (or such other activity) is conducted by the corporation or its employees through a resident broker, commission agent, custodian or other agent. We intend that our foreign corporate subsidiaries will rely on that exemption or otherwise operate in a manner so that they will not be subject to federal income tax on their net income at the entity level. If the IRS successfully challenged the qualification of our foreign corporate subsidiaries for the exemption from federal income tax described above, that could greatly reduce the amount that our foreign corporate subsidiaries would have available to pay to their creditors and to distribute to us.

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

We do not own any real property. We rent office space for our headquarters at 6250 North River Road, 9th Floor, Rosemont, Illinois 60018 and for DCM Europe at 16 Hanover Square, London, England W1S 1HT.

ITEM 3.	LEGAL PROCEEDINGS

As previously reported, the SEC is conducting an investigation relating to certain practices associated with the offer, purchase or sale of collateralized mortgage obligations and real estate mortgage investment conduits or REMICs, and the creation of re-REMICs. The investigation concerns certain mortgage securities transactions effected by DCM for us in 2005 and 2006. We received the initial communication from the SEC regarding this investigation in February 2007. We cannot predict the outcome of this investigation. For an additional description of these proceedings, see “Part I — Item 1A. Risk Factors — Risks Related to Our Business Generally — DFR and DCM are the subject of information requests by the SEC in an investigation that could result in SEC proceedings against us or DCM.”

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders during the fourth quarter of 2008.

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NYSE Alternext, under the trading symbol “DFR”. Our stock traded on the New York Stock Exchange, or NYSE, from our initial public offering on June 29, 2005 until November 20, 2008 when our common stock listing was transferred to the NYSE Alternext. As of March 13, 2009, we had 6,455,465 shares of common stock issued and 6,454,383 shares of common stock outstanding, and there were approximately 402 holders of record. The closing price of our common stock as reported on the NYSE Alternext on March 13, 2009 was $1.15 per share.

After the close of business on October 16, 2008, we effected a 1-for-10 reverse stock split of our common stock. All share and per share amounts throughout this Annual Report have been retroactively restated to reflect the reverse stock split, unless otherwise noted.

The following table sets forth, for the periods indicated, the high and low closing prices of our common stock as reported on the NYSE and NYSE Alternext, as appropriate:

			Cash
			Dividends
	Closing Stock Price		Declared per
	High	Low	Common Share

2008:
4th Quarter	$6.70	$2.34	$—
3rd Quarter	$12.80	$3.80	$0.85
2nd Quarter	$14.00	$6.50	$—
1st Quarter	$82.60	$8.50	$—
2007:
4th Quarter	$105.00	$70.60	$4.20
3rd Quarter	$152.00	$57.30	$4.20	(1)
2nd Quarter	$170.00	$145.00	$4.20	(1)
1st Quarter	$170.30	$140.70	$4.20	(1)

(1)	Cash dividends per common share were declared in the quarter following the quarter in which they are presented.

Prior to termination of our REIT status during the third quarter of 2008 (retroactive to January 1, 2008), we made distributions of the requisite percentage of our REIT taxable income to holders of our stock out of assets legally available to satisfy the requirements to qualify as a REIT. We are no longer subject to the distribution requirements applicable to REITs. The covenants contained in our indebtedness currently prohibit us from declaring dividends or distributions on our common stock, and therefore, we do not expect to make dividend distributions in the foreseeable future. For more information regarding our distribution policy see “Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Distribution Policy.” For more information regarding risk factors that could materially adversely affect our earnings and financial condition, please see “Part I — Item 1A. Risk Factors” and “Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Issuer Purchases of Equity Securities

The number of shares repurchased and the average price paid per share for each month in the three months ended December 31, 2008 were as follows:

			Total Number	Maximum
			of Shares	Approximate
			Purchased as	Dollar Value of
	Total		Part of Publicly	Shares that May
	Number of	Average	Announced	Yet Be Purchased
	Shares	Price per	Plans or	under the Plans or
Period	Purchased	Share	Programs(1)	Programs
				(In thousands)

October 1 to October 31, 2008	170,000	$4.70	170,000	$201.0
November 1 to November 30, 2008	50,000	$3.39	50,000	$31.5
December 1 to December 31, 2008	—	$—	—	$31.5

Total	220,000	$4.40	220,000	$31.5

(1)	On August 11, 2008, we announced that our Board authorized the repurchase of up to $1.0 million of our outstanding common stock. The amount of the authorized repurchase was capped by the terms of our Series A and Series B Notes, which limit common stock repurchases to $1.0 million during the term of the note agreements.

Equity Compensation Plan Information

The following table sets forth certain information, as of December 31, 2008, regarding our equity compensation plans:

(c)
Number of Securities
	(a)	(b)	Remaining Available for
	Number of Securities to	Weighted-Average	Future Issuance Under
	be Issued Upon Exercise	Exercise Price of	Equity Compensation
	of Outstanding Options,	Outstanding Options,	Plans (Exluding Securities
Plan Category	Warrants and Rights	Warrants and Rights	Reflected in Column (a))

Equity compensation plans approved by security holders	—	—	321,188	(1)
Equity compensation plans not approved by security holders	—	—	—

Total	—	—	321,188

(1)	Includes restricted stock units, or Performance Shares, that settle in shares of common stock at a future date.

See “Part II — Item 8. Financial Statements and Supplementary Data” in Note 17 for a summary of our equity compensation plans.

PERFORMANCE GRAPH

The following graph compares the total return on our common stock for the period from June 29, 2005, which was the first day our common stock traded on the NYSE, through December 31, 2008, with the Standard & Poor’s 500 Stock Index, the Bloomberg Mortgage REIT Index and the Dow Jones US Asset Managers Index for the same period, assuming an investment of $100 in the common stock and each index for comparative purposes. We added the Dow Jones US Asset Managers Index to the performance graph as a comparison for our Investment Management segment. Total return equals appreciation in stock price plus dividends paid and assumes that all dividends are reinvested. The information herein has been obtained from sources believed to be reliable, but neither its accuracy nor its completeness is guaranteed. The performance graph is not necessarily indicative of future investment performance.

	6/29/2005	12/31/2005	12/31/2006	12/31/2007	12/31/2008
Deerfield Capital Corp. (DFR)(1) -☐-	$100.00	$87.54	$120.65	$66.68	$3.25
Dow Jones US Asset Managers Index -◊-	$100.00	$114.71	$139.36	$171.17	$88.33
BBG REIT Mortgage Index -¡-	$100.00	$80.24	$87.15	$42.15	$21.35
Standard & Poor’s 500 Stock Index -Δ-	$100.00	$104.04	$118.21	$122.38	$75.28

(1)	Our stock traded on the NYSE from our initial public offering on June 29, 2005 until November 20, 2008, when our common stock listing was transferred to the NYSE Alternext. After the close of business on October 16, 2008, we effected a 1-for-10 reverse stock split of our common stock.

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents selected historical consolidated financial information, in thousands, except share and per share amounts, for the years ended December 31, 2008, 2007, 2006, 2005 and the period from December 23, 2004 (commencement) to December 31, 2004, and as of December 31, 2008, 2007, 2006, 2005 and 2004. The selected historical consolidated financial information has been derived from our audited consolidated financial statements, some of which appear elsewhere in this Annual Report. Such selected financial data should be read in connection with “Part II — Item 8. Financial Statements and Supplementary Data” and “Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report. Historical financial information may not be indicative of our future performance.

Consolidated Statements of Operations Data:

					Period from
					December 23, 2004
	Year Ended December 31,				(Commencement) to
	2008(1)	2007(1)	2006	2005	December 31, 2004
	(In thousands, except share and per share amounts)
Revenues
Net interest income:
Interest income	$122,341	$492,901	$459,298	$236,149	$189
Interest expense	84,804	393,387	372,615	177,442	49

Net interest income(2)	37,537	99,514	86,683	58,707	140
Provision for loan losses(3)	75,996	8,433	2,000	—	—

Net interest (expense) income after provision for loan losses	(38,459)	91,081	84,683	58,707	140
Investment advisory fees	40,161	1,455	—	—	—

Total net revenues	1,702	92,536	84,683	58,707	140

Expenses
Compensation and benefits(4)	26,917	1,309	—	—	—
Management fee expense to related party(5)	—	12,141	15,696	13,746	255
Incentive fee expense to related party	—	2,185	3,335	1,342	—
Professional services	7,178	4,309	2,179	880	61
Insurance expense	2,907	751	718	681	16
Other general and administrative expenses	5,859	2,753	1,810	1,477	99
Depreciation and amortization	9,442	297	—	—	—
Occupancy	2,518	68	—	—	—
Cost savings initiatives(6)	1,821	—	—	—	—
Impairment of intangible assets and goodwill(7)	146,006	—	—	—	—

Total expenses	202,648	23,813	23,738	18,126	431

Other Income and (Loss) Gain
Net (loss) gain on available-for-sale securities(8)	(4,694)	(112,296)	2,790	5,372	—
Net (loss) gain on trading securities(9)	(219,988)	15,496	750	(3,606)	—
Net (loss) gain on loans(10)	(99,047)	(14,550)	1,167	(409)	—
Net (loss) gain on derivatives(11)	(232,383)	(55,746)	5,664	3,758	—
Dividend income and other net (loss) gain	(1)	3,117	265	320	—

Net other income and (loss) gain	(556,113)	(163,979)	10,636	5,435	—

(Loss) income before income tax expense	(757,059)	(95,256)	71,581	46,016	(291)
Income tax expense	351	980	6	95	—

Net (loss) income	(757,410)	(96,236)	71,575	45,921	(291)
Less: Cumulative convertible preferred stock dividends and accretion	2,393	355	—	—	—

Net (loss) income attributable to common stockholders	$(759,803)	$(96,591)	$71,575	$45,921	$(291)

Net (loss) income per share — Basic	$(116.65)	$(18.72)	$13.92	$11.70	$(0.11)
Net (loss) income per share — Diluted	$(116.65)	$(18.72)	$13.88	$11.66	$(0.11)
Core earnings(12)	$32,319	$77,453	$62,945	$40,581	$(291)
Core earnings per share — Diluted(12)	$4.96	$15.01	$12.20	$10.30	$(0.11)
Weighted — average number of shares outstanding(13)(14)(15):
Basic	6,513,674	5,160,625	5,141,919	3,926,029	2,629,314
Diluted	6,513,674	5,160,625	5,158,078	3,938,107	2,692,314

					Period from
					December 23, 2004
	Year Ended December 31,				(Commencement) to
	2008(1)	2007(1)	2006	2005	December 31, 2004
	(In thousands, except share and per share amounts)
Metrics:
Common stock dividends declared(16)	$5,669	$86,932	$80,650	$49,297	n/a
Dividends declared per common share outstanding	$0.85	$16.80	$15.60	$12.30	$—
Book value per share outstanding(17)	$(12.78)	$90.71	$133.20	$134.96	$138.33
Economic book value per share outstanding(18)	$(0.48)	$90.71	$133.20	$134.96	$138.33
Assets Under Management:
Investment Management(19)	$10,496,092	$14,491,951	n/a	n/a	n/a
Principal Investing(20)	$808,428	$7,076,344	$8,754,595	$7,754,267	$545,083
Consolidated Balance Sheet Data (as of):
Total residential mortgage-backed securities(2)	$347,817	$6,327,178	$7,691,428	$7,010,870	$444,958
Total assets(2)	$996,856	$7,787,969	$9,249,991	$8,203,812	$814,980
Repurchase agreements(2)	$326,112	$5,303,865	$7,372,035	$6,768,396	$317,810
Long term debt:
Recourse:
Trust preferred securities	$123,717	$123,717	$123,717	$51,550	$—
Series A & Series B Notes(1)	$71,768	$71,216	$—	$—	$—
Non-Recourse:
Wachovia facility	$13,932	$73,435	$260,950	$—	$—
Market Square CLO(21)	$276,000	$276,000	$276,000	$276,000	$—
DFR MM CLO(22)	$231,000	$231,000	$—	$—	$—
Pinetree CDO(23)	$—	$—	$287,825	$288,000	$—
Series A cumulative convertible preferred stock	$—	$116,162	$—	$—	$—
Stockholders’ (deficit) equity	$(82,434)	$468,574	$688,953	$697,203	$378,012

(1)	On December 21, 2007, we completed the Merger and became internally managed. The aggregate consideration paid in connection with the Merger was 14,999,992 shares of Series A Preferred Stock (not adjusted to reflect the 1-for-10 reverse stock split effected on October 16, 2008) with a fair value of $7.75 per share, $73.9 million in principal amount of Series A and Series B Notes, $1.1 million in cash and $14.8 million in deal related costs, including $6.8 million of seller related deal costs. As a result of the Merger, Deerfield’s results for the year ended December 31, 2008 and the 10-day period from December 22, 2007 through December 31, 2007 are included in our consolidated statements of operations for the years ended December 31, 2008 and 2007 and balance sheet amounts as of December 31, 2008 and 2007.

(2)	Our Principal Investing portfolio of investments totaled $0.8 billion, $7.1 billion, $8.8 billion, $7.8 billion and $0.5 billion as of December 31, 2008, 2007, 2006, 2005 and 2004, respectively.

(3)	During 2008, provisions for loan losses of $76.0 million were recorded. The provision was comprised of $54.1 million related to the transfer of certain loans from held for investment to held for sale, $1.1 million of which have been subsequently sold, and $21.9 million related to loans held for investment as of December 31, 2008. During 2007, the net provision for loan losses recorded was composed of an increase in the provision of $12.2 million related to three loans, partially offset by a $3.8 million recovery on one of the loans. The 2006 provision for loan losses of $2.0 million was recorded for one loan which represented the amortized cost basis of that loan over the discontinued expected future cash flows.

(4)	Prior to the Merger, we were externally managed by Deerfield and had no employees. As a result of the Merger, on December 21, 2007, we acquired our Investment Management segment and the employees of Deerfield.

(5)	In December 2004, we issued to DCM 40,385 shares of restricted stock and stock options to purchase 134,615 shares of our common stock. In connection with these issuances, we have recorded $(0.1) million, $2.4 million, $3.8 million and $0.1 million of share-based compensation for the years ended December 31, 2007, 2006, 2005 and 2004, respectively. As a result of the Merger, we no longer have management or incentive fee expense.

(6)	On March 1, 2008, in response to the adverse credit market environment, we implemented the March 2008 Plan and reduced our headcount by 13 employees, or approximately 10% of the then current workforce, across a broad range of functions. This resulted in severance expense of $0.3 million during the year ended December 31, 2008. In November 2008, in response to the continued deterioration in market conditions, our Board approved the November 2008 Plan. The November 2008 Plan involved reducing headcount by 24 employees, or approximately 27% of the then current workforce, reducing bonus compensation and instituting a salary freeze. The compensation payable to those 24 employees accounted for approximately 37% of our annual compensation expense in 2008.

(7)	For the year ended December 31, 2008, we recorded a full impairment of $98.7 million on goodwill recorded in conjunction with the Merger. In addition, we recorded $47.3 million of impairment charges on intangible assets, which was comprised of $35.4 million related to the intangible assets associated with the management contracts for our investment funds, which liquidated during the year, $7.9 million related to the intangible assets associated with the management contracts for certain CDOs and $4.0 million related to the “Deerfield” trade name.

(8)	For the years ended December 31, 2008, 2007 and 2006, we recorded other-than-temporary impairment of $4.7 million, $109.6 million and $7.0 million, respectively. Other-than-temporary impairment recorded during 2008 related to certain CMBS, which we no longer have the intent to hold to recovery in value or maturity. Other-than-temporary impairment recorded during 2007 and 2006 was primarily on RMBS and ABS as a result of significant declines in cash flows on the underlying collateral in 2006 and significant declines in value in 2007 combined with our intent to no longer hold such securities until recovery in value or maturity.

(9)	Net loss on trading securities of $220.0 million for the year ended December 31, 2008 is comprised of $179.5 million of realized losses on RMBS sales during the year, $36.5 million of unrealized losses on RMBS and $4.0 million in losses on preferred shares of CDOs.

(10)	Net loss on loans of $99.0 million for the year ended December 31, 2008 is comprised primarily of $86.1 million in net losses on loans held for sale in Market Square CLO.

(11)	Net loss on derivatives of $232.4 million and $55.7 million for the years ended December 31, 2008 and 2007, respectively, is primarily attributable to losses on interest rate swaps. The loss during 2008 was primarily the result of significant unfavorable rate changes during the first quarter of 2008, which caused us to terminate the majority of our interest rate swaps at a significant loss. The loss during 2007 was primarily a result of the de-designation of a significant number of interest rate swaps combined with unfavorable interest rate changes.

(12)	Core earnings represents a non-GAAP financial measure. Please see the “Reconciliation of Non-GAAP Financial Measures — Core Earnings” within Results of Operations for a reconciliation between the comparable GAAP measure and a discussion of the importance placed on this measure by management.

(13)	In December 2004, we completed a private placement of 2,732,699 shares (including 40,385 restricted shares granted to DCM) of our common stock at $150.00 per share that generated net proceeds of $378.9 million.

(14)	In July 2005, we completed our initial public offering of 2,500,000 shares of common stock at $160.00 per share that generated net proceeds of $363.1 million. We sold 2,432,072 shares of common stock, and selling stockholders sold 67,928 shares of common stock.

(15)	In March 2008, the Series A Preferred Stock was converted into 14,999,992 shares of common stock (not adjusted to reflect the 1-for-10 reverse stock split effected on October 16, 2008). We purchased and retired 220,000 shares of common stock in 2008.

(16)	Common stock cash dividends declared and per share amounts for 2005, 2006, 2007 and 2008 are calculated by adding the individual quarterly dividends together for the respective year. Common stock dividend declared during 2008 represents the final distribution of 2007 REIT taxable income to stockholders.

(17)	Book value per share is calculated by dividing total stockholders’ equity (deficit) by the total outstanding shares.

(18)	Economic book value per share outstanding represents a non-GAAP financial measure. Please see the “Reconciliation of Non-GAAP Financial Measures — Economic Book Value Per Share” within Results of Operations for a reconciliation between the comparable GAAP measure and a discussion of the importance placed on this measure by management.

(19)	AUM for the Investment Management segment includes $295.1 million and $294.6 million related to Market Square CLO and $303.1 million and $300.0 million related to DFR MM CLO, as of January 1, 2009 and 2008, respectively, which amounts are also included in the total AUM reported for the Principal Investing segment as of December 31, 2008 and 2007. DCM manages these CDOs but is not contractually entitled to receive any management fees so long as 100% of the equity is held by DC LLC or an affiliate thereof. All other amounts included in the Principal Investing portfolio are excluded from total AUM.

(20)	AUM for the Principal Investing segment excludes CDS transactions and total return swaps and is reflected net of allowance for loan losses of $20.0 million, $5.3 million and $2.0 million as of December 31, 2008, 2007 and 2006, respectively.

(21)	In May 2005, we purchased 100% of the preference shares, representing all of the equity interests, in Market Square CLO for $24.0 million. In addition to issuing the preference shares, Market Square CLO also issued several classes of notes, aggregating $276.0 million, discussed in “Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Liabilities.” All of the $276.0 million of notes issued by Market Square CLO were purchased by third party investors. Market Square CLO is a VIE under FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, or FIN 46(R). We are the primary beneficiary of the VIE, causing us to consolidate the entity. Market Square CLO is a bankruptcy remote entity.

(22)	In July 2007 we purchased 100% of the equity interests, issued as subordinated notes and ordinary shares, in DFR MM CLO for $50.0 million. In addition to issuing the subordinated notes and ordinary shares, DFR MM CLO also issued several classes of notes, aggregating $250.0 million, discussed in “Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Liabilities.” We also purchased all of the “BBB/Baa2” rated notes of DFR MM CLO for $19.0 million. The remaining $231.0 million of outstanding notes of DFR MM CLO were purchased by third party investors. DFR MM CLO is a VIE under FIN 46(R). We are the primary beneficiary of the VIE, causing us to consolidate the entity. DFR MM CLO is a bankruptcy remote entity.

(23)	The long term debt related to the Pinetree CDO Ltd., or Pinetree CDO, was deconsolidated in 2007 as a result of our sale of preference shares causing us to no longer be deemed the primary beneficiary of the VIE.

n/a — not applicable

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements in this discussion regarding the industry outlook, our expectations regarding the future performance of our business, and the other non-historical statements in this discussion are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Special Note Regarding Forward-Looking Statements” and “Part I — Item 1A. Risk Factors.” You should read the following discussion together with our consolidated financial statements and notes thereto included in “Part II — Item 8. Financial Statements and Supplemental Data.”

Overview

We are a Maryland corporation with an Investment Management segment that manages approximately $10.5 billion of client assets ($598.2 million of which is also included in our Principal Investing portfolio), as of January 1, 2009, including bank loans and other corporate debt, RMBS, government securities and ABS. In addition, our Principal Investing segment has an investment portfolio of approximately $808.4 million, as of December 31, 2008, comprised of fixed income investments, including bank loans and other corporate debt and RMBS. Historically, we had elected to be taxed as a REIT. However, our status as a REIT terminated (retroactive to January 1, 2008) during the third quarter of 2008 when, in an effort to increase stockholder value, we converted to a C corporation to maximize use of potential significant tax benefits and provide more flexibility with respect to future capital investment.

After the close of business on October 16, 2008, we effected a 1-for-10 reverse stock split of our common stock. All share and per share amounts throughout this Annual Report have been retroactively restated to reflect the reverse stock split, unless otherwise noted.

Our Business

Our business is managed in two operating segments: Investment Management and Principal Investing. Our Investment Management segment involves earning investment advisory fees for managing a variety of investment products including CDOs, separately managed accounts and investment funds. Our Principal Investing segment involves maintaining an investment portfolio comprised primarily of Agency RMBS (as defined below), non-Agency RMBS and Corporate Loans.

Investment Management Segment

Our Investment Management segment is operated through DCM. DCM has managed investment accounts for various types of clients, including separately managed accounts (separate, non-pooled accounts established by clients), private investment funds, CDOs and a structured loan fund. Except for the separately managed accounts, these clients are collective investment vehicles that pool the capital contributions of multiple investors, which are typically financial institutions, such as insurance companies and banks, employee benefits plans and “funds of funds” (investment funds that in turn allocate their assets to a variety of other investment funds). Our teams that manage these accounts are supported by various other groups within DCM, such as risk management, systems, accounting, operations and legal. DCM enters into an investment management agreement with each client, pursuant to which the client grants DCM discretion to purchase and sell securities and other financial instruments without the client’s prior authorization.

Our primary source of revenue from our Investment Management segment is the investment advisory fees paid by the accounts we manage. These fees typically consist of management fees based on the account’s assets and performance fees based on the profits we generate for the account.

AUM

As of January 1, 2009, DCM’s total AUM was approximately $10.5 billion, held in 27 CDOs and five separately managed accounts.

The following table summarizes the AUM for each of our product categories:

	As of January 1,
	2009		2008
	Number of		Number of
	Accounts	AUM(1)	Accounts	AUM(1)
		(In thousands)		(In thousands)
CDOs(2) :
CLOs(3)	12	$4,286,407	16	$5,844,241
Asset-backed securities	12	5,229,331	13	6,868,959
Corporate bonds	3	775,153	2	668,527

Total CDOs	27	10,290,891	31	13,381,727

Investment funds(4):
Fixed income arbitrage	0	—	2	674,647

Separately managed accounts(5)	5	205,201	6	435,577

Total AUM(6)		$10,496,092		$14,491,951

(1)	AUM numbers are reported as of January 1, 2009 and 2008, rather than December 31, 2008 and 2007 to be inclusive of contributions, which for the investment funds were effective the first of every month.

(2)	CDO AUM numbers generally reflect the aggregate principal or notional balance of the collateral and, in some cases, the cash balance held by the CDOs and are as of the date of the last trustee report received for each CDO prior to January 1, 2009 and 2008, respectively. For January 1, 2008, our CDOs/CLOs AUM included AUM related to a structured loan fund.

(3)	The AUM for our Euro-denominated CLO has been converted into U.S. dollars using the spot rate of exchange on December 31, 2008 and 2007, respectively.

(4)	For January 1, 2008, the number of accounts for the investment funds does not include feeder funds, which are funds that invest all or substantially all of their assets into a trading fund which we managed, although some of our management fees were paid pursuant to contracts with those feeder funds. The investment funds were liquidated during 2008.

(5)	AUM for certain of the separately managed accounts is a multiple of the capital actually invested in such account. Management fees for these accounts are paid on this higher AUM amount.

(6)	Included in Total AUM are $295.1 million and $294.6 million related to Market Square CLO and $303.1 and $300.0 million related to DFR MM CLO for January 1, 2009 and 2008, respectively, which amounts are also included in the total AUM reported for the Principal Investing portfolio as of December 31, 2008 and 2007. DCM manages these CDOs but is not contractually entitled to receive any management fees so long as 100% of the equity is held by DC LLC or an affiliate thereof. All other amounts included in the Principal Investing portfolio are excluded from Total AUM.

Principal Investing Segment

Income from our Principal Investing segment is influenced by three factors: (i) the net spread, or difference, between the interest income we earn on our investment portfolio and the cost of our borrowings net of hedging activities, (ii) the recognized gains and losses on our investment portfolio and (iii) provision for loan losses, if any. Our net interest income will vary based upon, among other things, the difference between the interest rates earned on our interest-earning investments and the borrowing costs of the liabilities used to finance those investments. We use leverage to seek to enhance our returns, which can also magnify losses. The cost of borrowings to finance our investments comprises a significant portion of our operating expenses.

The following table is a summary of our Principal Investing segment by asset class:

	December 31,
	2008		2007		2006
		% of		% of		% of
	Carrying	Total	Carrying	Total	Carrying	Total
Principal Investments	Value	Investments	Value	Investments	Value	Investments
	(In thousands)		(In thousands)		(In thousands)

RMBS(1)	$347,817	42.0%	$6,327,178	89.3%	$7,691,428	87.8%
Corporate leveraged loans:
Loans held in DFR MM CLO(2)	243,103	29.3%	291,189	4.1%	—	0.0%
Loans held in Wachovia Facility	21,742	2.6%	115,049	1.6%	394,573	4.5%
Other corporate leveraged loans(3)	12,394	1.5%	34,307	0.5%	30,347	0.3%
Assets held in Market Square CLO(4)	186,305	22.5%	265,483	3.8%	278,197	3.2%
Commercial real estate loans and securities(5)	12,282	1.5%	35,295	0.5%	34,006	0.4%
Asset-backed securities held in Pinetree CDO(6)	—	0.0%	—	0.0%	297,420	3.4%
Equity securities	4,764	0.6%	5,472	0.1%	6,382	0.1%
Other investments	—	0.0%	2,641	0.1%	24,242	0.3%

Total Investments	828,407	100.0%	7,076,614	100.0%	8,756,595	100.0%

Allowance for loan losses	(19,979)		(5,300)		(2,000)

Net Investments	$808,428		$7,071,314		$8,754,595

(1)	RMBS are either Agency RMBS or non-Agency RMBS, and 2007 and 2006 include interest-only strip securities and principal-only securities.

(2)	Assets held in DFR MM CLO are the result of the July 17, 2007 securitization of Corporate Loans held in the Wachovia Facility. We purchased 100% of the equity interests for $50.0 million and all of the “BBB/Baa2” rated notes for $19.0 million.

(3)	Other corporate leveraged loans exclude CDS transactions and total return swaps.

(4)	Assets held in Market Square CLO include syndicated bank loans of $184.0 million, $261.7 million and $269.2 million and high yield corporate bonds and ABS of $2.3 million, $3.8 million and $9.0 million as of December 31, 2008, 2007 and 2006, respectively.

(5)	Commercial real estate loans and securities for 2007 and 2006 include participating interests in commercial mortgage loans.

(6)	Asset-backed securities held in Pinetree CDO include non-Agency RMBS, CMBS and other ABS. We sold the preference shares of Pinetree CDO and, therefore, no longer consolidated the ABS held in Pinetree CDO as of December 31, 2007.

History of Operations

We commenced operations on December 23, 2004. We completed an initial private offering in December 2004, in which we raised net proceeds of approximately $378.9 million. At that time, we began investing in RMBS on a leveraged basis using repurchase agreements. In July 2005, we completed our initial public offering, which resulted in net proceeds of approximately $363.1 million. During 2005, we continued to leverage our equity to purchase RMBS and began to diversify our portfolio primarily into certain Corporate Loans and other investments. As of December 31, 2005, we had a $7.8 billion investment portfolio of which $7.0 billion was RMBS and $0.8 billion was Corporate Loans and other investments. As of December 31, 2005, our book value was $134.96 per share, and leverage was 10.6 times equity.

During 2006, we continued to further diversify our portfolio into Corporate Loans and increase our leverage. As of December 31, 2006, we had an $8.8 billion investment portfolio of which $7.7 billion was RMBS and $1.1 billion was Corporate Loans and other investments. As of December 31, 2006, our book value was $133.20 per share, and leverage was 12.0 times equity.

We continued to grow and diversify our portfolio into Corporate Loans during the first half of 2007, and in April 2007, we announced a definitive agreement to acquire Deerfield. However, in August 2007, we announced that the parties mutually terminated the agreement in light of our inability to secure the necessary financing to consummate the transaction. During the third quarter of 2007, reduced liquidity in subprime RMBS in the marketplace began to reduce liquidity in all RMBS. In response to these developments, we refocused our investment strategy to that of preserving liquidity and in doing so decided to sell a portion of our RMBS portfolio, bringing the total down to $7.4 billion as of September 30, 2007. During the fourth quarter of 2007, conditions in the credit markets further deteriorated resulting in additional sales of RMBS, consisting of sales of $1.2 billion of Agency RMBS and $0.2 billion of non-Agency RMBS, in an effort to reduce leverage and maintain sufficient liquidity.

We resumed merger discussions with Deerfield during the third quarter of 2007, and on December 21, 2007, we completed the Merger and became internally managed. The aggregate consideration paid in the Merger was 14,999,992 shares of Series A Preferred Stock (not adjusted to reflect the 1-for-10 reverse stock split effected on October 16, 2008), $73.9 million of the Series A and Series B Notes, $1.1 million in cash and $14.8 million of deal-related costs, including $6.8 million of seller-related deal costs. As of December 31, 2007, our book value was $90.71 per share, and leverage was 12.9 times equity.

As of December 31, 2008, the fair value of our Agency RMBS and non-Agency RMBS portfolios were $342.4 million and $5.4 million, respectively. This represents an approximate 94.5% reduction in our RMBS holdings since December 31, 2007. See “2008 Significant RMBS Portfolio Activity” below for a discussion of the sale of a substantial portion of our RMBS portfolio during the three months ended March 31, 2008. The reduction in the RMBS balance during the year ended December 31, 2008 was comprised of sales of Agency RMBS with an amortized cost of $4.6 billion at a net realized gain of $23.8 million and sales of non-Agency RMBS with an amortized cost of $1.6 billion at a net realized loss of $203.3 million.

As of December 31, 2008, our economic book value was negative $0.48 per share. Economic book value per share represents a non-GAAP financial measure. Please see the “Reconciliation of Non-GAAP Financial Measures — Economic Book Value Per Share” within Results of Operations for a reconciliation between the comparable GAAP measure and a discussion of the importance placed on this measure by management. Unencumbered RMBS and unrestricted cash and cash equivalents aggregated $41.3 million at December 31, 2008. In addition, net equity in the financed RMBS portfolio (including associated interest rate swaps), excluding the unencumbered RMBS included above, totaled $17.7 million at year end. In total, we had unrestricted cash and cash equivalents, unencumbered RMBS and net equity in the financed RMBS portfolio of $59.0 million as of December 31, 2008. We believe that our current cash and cash equivalents, unencumbered liquid assets, net equity in financed RMBS portfolio along with cash flows from operations are adequate to meet anticipated long term (greater than one year) liquidity requirements.

Our Investment Management segment was also negatively impacted by the global credit crisis. The deterioration of global credit markets and significant decline in our overall market capitalization during the first quarter of 2008 was a triggering event for an analysis of possible goodwill impairment. A decline in market multiples for comparable companies largely contributed to the $20.0 million of goodwill impairment we recorded during the first quarter of 2008. As a result of the further decline in our overall market capitalization during the third quarter of 2008, we performed another analysis of goodwill impairment as of September 30, 2008 and determined that impairment on the remaining goodwill balance was necessary. We also recorded $47.3 million in impairment charges on intangible assets during the year ended December 31, 2008, consisting of $35.4 million on intangible assets related to the management contracts for the investment funds, which performed poorly and were liquidated during the year, $7.9 million on intangible assets related to CDO management contracts and $4.0 million related to the “Deerfield” trade name. See “Financial Condition — Intangible Assets, net of accumulated amortization and Financial Condition — Goodwill” for further discussion on intangible asset and goodwill impairments. As a result of these impairment charges related to our goodwill and intangible assets and the effect that such charges had on our ability to comply with the net worth covenant contained in the agreements governing our trust preferred securities, we entered into a letter agreement on November 7, 2008 that provided a waiver of any prior noncompliance with the minimum net worth covenant and waived any future noncompliance with such covenant through April 1, 2010. See “Liquidity and Sources of Funds — Principal Investing Segment — Recourse Debt — Trust Preferred Securities” for a complete discussion of the letter agreement.

2008 Significant RMBS Portfolio Activity

During 2008, we were adversely impacted by the continuing deterioration of global credit markets. The most pronounced impact was on our non-Agency RMBS portfolio. This portfolio experienced a significant decrease in value during the first three months of 2008 fueled by the credit crisis. This negative environment affected our ability to successfully finance and hedge our RMBS assets in several ways. First, as financing conditions worsened and the value of our non-Agency RMBS portfolio declined, we sold a significant portion of our non-Agency RMBS and Agency RMBS to improve our liquidity.

Second, repurchase agreement counterparties in some cases ceased financing non-Agency RMBS collateral (including collateral such as ours) and, in other cases, significantly increased the equity, or “haircut,” required to finance such collateral. The reduction of available counterparties further restricted our ability to obtain financing on favorable terms.

Finally, we have a long-standing practice of hedging a substantial portion of the interest rate risk that we incur in connection with the RMBS portfolio. This hedging is generally accomplished through interest rate swaps under which we agree to pay a fixed interest rate in return for receiving a floating interest rate. As the credit environment worsened in early 2008, it created a flight to U.S. Treasury securities and prompted further Federal Reserve rate cuts, and interest rates decreased sharply. This, in turn, required us to post additional collateral to support declines in our interest rate swap portfolio. While Agency RMBS demonstrated offsetting gains providing releases of certain margin, non-Agency RMBS experienced significant price declines which, coupled with losses on our interest rate swap portfolio, exacerbated the strain on our liquidity.

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

Our non-Agency RMBS portfolio at December 31, 2008 consists of two securities with estimated fair values of $3.6 million and $1.8 million, that are currently rated “A” and “B”, respectively, by Standard & Poor’s.

Our Strategy

We are focused on growing the Investment Management segment of our business by launching new investment products that will diversify our revenue streams and taking advantage of our core competencies of credit analysis and asset management. We intend to make investments in certain of these new investment products. We believe that the growth of fee-based income through the management of alternative investment products will provide the most attractive risk-adjusted return on capital.

On July 17, 2008, we acquired the management contract for Robeco CDO, a CDO collateralized primarily by high-yield corporate bonds. On February 11, 2009, we assumed the management contract for Mayfair Euro CDO, a Euro-denominated CDO collateralized primarily by investment grade and high-yield corporate bonds. These actions were in line with our previously announced strategy to acquire or assume CDO management contracts from other investment managers, and we are continuing to pursue the acquisition or assumption of additional management contracts.

We are focused on managing our Principal Investing segment by opportunistically selling Corporate Loans held outside of Market Square CLO and DFR MM CLO and redeploying our capital into other fee-based strategies. We expect to continue to hold our RMBS portfolio both for the net interest income it provides and as a source of liquidity for operations.

Additionally, we continue to explore strategic opportunities in order to maximize value for our stockholders.

Trends

The following trends that we have observed and believe to exist may also affect our business:

Credit market dislocation.  The well-publicized disruptions in the financial markets that began in 2007 escalated throughout 2008. During the year, global financial markets came under increased stress as problems in the U.S. residential mortgage market spread to the broader economy and the global financial sector. In addition, fears of a global recession increased and were exacerbated by further declines in the housing and credit markets in the U.S. and Europe, which heightened concerns over the creditworthiness of some financial institutions. As a result, most sectors of the financial markets experienced significant declines during the year, including international equity and credit markets, driven, in part, by deleveraging and difficulty pricing risk in the market that has been affecting investors all over the world.

In response, various initiatives by the U.S. government have been implemented to address credit and liquidity issues. Among other things, in September 2008, Fannie Mae and Freddie Mac were placed under conservatorship by the Federal Housing Finance Agency, or FHFA, and the U.S. Treasury announced it would purchase senior preferred stock in Fannie Mae or Freddie Mac, up to a maximum of $100.0 billion per company if needed to maintain positive net worth. In October 2008, the U.S. Treasury created the Capital Purchase Program, as part of the $700.0 billion Troubled Asset Relief Program, allocating $250.0 billion to invest in U.S. financial institutions to help stabilize and strengthen the U.S. financial system. In November 2008, the Federal Reserve announced that it would buy up to $500.0 billion of Agency RMBS. In January 2009, the Federal Reserve began to purchase Agency RMBS in accordance with this initiative. These actions and other coordinated global actions have partially restored the capital base and reduced funding risks for many of the world’s largest financial institutions. We believe that the stronger backing for the guarantors of Agency RMBS, resulting from the conservatorship of Fannie Mae and Freddie Mac and the U.S. Treasury’s commitment to purchase senior preferred stock in these Agencies has positively impacted, and are expected to continue to positively impact, the value of our Agency RMBS.

Liquidity.  We depend on the capital markets to finance our investments in RMBS. We enter into repurchase agreements to provide short term financing for our RMBS portfolio. Financial institutions have historically provided sufficient liquidity to finance our mortgage portfolio. Recent and continuing market events, however, have caused such firms to change their credit standards and generally reduce the loan amounts available to borrowers, resulting in a decrease in overall market liquidity. This has reduced our access to repurchase financing. This reduction in liquidity reduced the market valuations of our non-Agency RMBS, which resulted in our need to post additional margin and, ultimately, to sell a significant portion of our RMBS portfolio at a time when we would not otherwise have chosen to do so. The continued dislocation of the global financial markets has put significant downward pressure on the value of RMBS across the credit spectrum, resulting in significant losses, which has also had a significant negative effect on our liquidity. The failure of one or more major market participants could further reduce the marketability of all fixed income securities, including Agency RMBS, which could reduce the value of the securities in our portfolio, thus further reducing our book value. If our lenders are unwilling or unable to provide us with continued financing, we could be forced to sell a large portion of our securities at an inopportune time or on unfavorable terms. However, because the vast majority of our current RMBS portfolio consists of Agency RMBS, we believe that we are better positioned to convert our investment securities to cash or to negotiate an extended borrowing term should our lenders reduce the amount of the financing available to us.

Corporate credit performance.  Earlier periods had demonstrated reasonably stable corporate credit performance, as evidenced by the relatively low corporate default rates. More recently, however, corporate default rates have begun to increase as the U.S. economy has continued to weaken and has entered into a recession. A further weakening of the U.S. economy would likely have an even more pronounced negative impact on corporate credit performance, which we would expect to result in an increase in corporate default rates. Such an increase would likely further reduce the returns associated with certain of our investments, particularly the corporate leveraged loans held in both our Principal Investing portfolio and in certain of the vehicles managed within our Investment Management segment. Furthermore, such an increase in default rates would likely further increase our allowance for loan losses on loans held for investment and further increase our valuation allowance on loans held for sale. These events could result in significant losses and a reduction in our book value. Increases in defaults could also cause us to hit certain structural triggers in the CDOs that we own and manage. These CDOs generally contain certain structural provisions, including, but not limited to, overcollateralization requirements and/or market value triggers that are meant to protect investors from deterioration in the credit quality of the underlying collateral pool.

Credit spreads.  Over the second half of 2007 and during 2008 there was significant widening of credit spreads across all of the credit markets. This widening has resulted in a decline in the fair value for most of our investments and in the securities we manage, which has resulted in a decline in our book value and a reduction in our AUM. A continued widening could reduce our book value but could also have the positive effect of increasing net interest income on future investment opportunities. However, we would need to have capital available to take advantage of these investment opportunities. We are currently unable to take significant advantage of the increased yields available on investments due to a lack of available capital. We are pursuing the launch of new funds in our investment management subsidiary to take advantage of the widening credit spreads.

CDO financing and management.  The reduction in liquidity and widening of credit spreads have resulted in significant downward pressure on the market values of assets typically held in and financed by CDOs. These decreased market values, along with increased default rates on ABS and significant rating agency downgrades of the collateral underlying certain of our CDOs, have made it more likely that our CDOs may trigger certain of their structural protections or events of default, either of which would reduce our management fees and our AUM. Declines in market prices of bank loans during 2008 have caused certain market value CLOs managed by DCM to trip their market value triggers. See “Results of Operations — Investment Management Segment — CDOs “ for further information.

We anticipate that, given current market conditions, it will be significantly more difficult to create new CDOs in the near term than it has been in the past. Conditions in the credit markets have led to banks charging higher fees to warehouse collateral for the CDOs prior to their closing and potential investors demanding significantly increased interest rates on CDO liabilities. To the extent that we are successful in creating new CDOs, the management fees we earn from managing those CDOs may be at a significantly lower rate than what we averaged previously. This may negatively affect our ability to grow our AUM and revenue.

During 2008, the CDO management market experienced some consolidation, evidenced by CDO management contracts being transferred to or acquired by other investment managers. On July 17, 2008, we acquired the management contract for Robeco CDO, and, on February 11, 2009, we assumed the management contract for Mayfair Euro CDO. We expect this consolidation trend to continue in the near term, and we continue to pursue the acquisition and assumption of additional management contracts.

2008 Market Environment.  In response to a rapidly deteriorating economic and credit environment, the Federal Reserve lowered the targeted Federal Funds rate from 4.25% to 0.25% during 2008. Typically, declines in the Federal Funds rate also cause a drop in LIBOR. However, during much of 2008, the relationship between the Federal Funds rate and LIBOR became dislocated as banks became less willing to lend to one another. Due to our interest rate hedging program, the changes in our borrowing costs were largely offset by our hedges, and our effective cost of funding remained relatively stable. Greater volatility in market interest rates will place a higher degree of reliance on the effectiveness of our interest rate hedging strategies including in the funds that we manage. Additionally, the fair value changes in the Agency RMBS portfolio associated with shifts in interest rates were generally offset by our portfolio of swap hedges of varying maturities. Because we own hybrid adjustable mortgages which contain interest rate caps, a significant rise in rates after the initial fixed rate period would also decrease net interest income if the financing rate is higher than the capped rate.

Shape of the yield curve.  During 2008, the yield difference between short and long maturities increased with the yield on the three-month U.S. Treasury bill decreasing by 316 basis points, while the yield on the five-year U.S. Treasury note decreased by only 189 basis points. The increase in the spread between short and longer maturities generally results in an increase in our net interest income on our RMBS, as the financing of our RMBS is usually shorter in term than the fixed rate period of our RMBS, which is heavily weighted towards hybrid adjustable rate RMBS. Similarly, if the curve spread narrows or inverts, our net interest income would likely decrease. We expect our hedging program to offset some of the impact of changes in the shape of the yield curve, but, since we do not hedge 100% of our interest rate exposure, the impact from the hedges will not fully offset the impact to net interest income.

Prepayment rates.  Despite the significantly lower interest rates noted above, the tightening of mortgage lending standards during 2008 caused a slowdown in prepayment rates during the year. The average prepayment speed of our RMBS portfolio has not increased to the degree expected in connection with such a large decline in interest rates. Although prepayment rates also may be affected by other factors, such as conditions in the housing and financial markets, conditions in the mortgage origination industry, general economic conditions and the relative interest rates on adjustable-rate and fixed-rate mortgage loans, we expect prepayments to remain below average as long as the housing market continues to weaken and the credit markets remain tight.

Valuation of investments.  Fewer financing options and tighter lending standards resulted in the offer for sale of a significant amount of investment assets under increasingly distressed circumstances. This increase in investment assets for sale, together with investors’ diminished confidence in their ability to assess the quality of credit-sensitive investments, caused significant price volatility in previously stable asset classes. As a result, the valuation process for certain types of investments has become more uncertain and subjective, and prices obtained through such process may not necessarily represent what we would receive in an actual sale of a given investment.

Reliance on agency ratings.  Recently, there has been a lack of confidence among potential investors regarding the validity of the ratings provided by the major rating agencies. This lack of confidence in ratings has reduced investors’ confidence in assessing the credit profile of their investments and has resulted in significant price volatility in numerous asset classes.

Critical Accounting Policies

Our financial statements are prepared in accordance with GAAP. These accounting principles require us to make some complex and subjective decisions and assessments. Our most critical accounting policies involve decisions and assessments that could affect our reported assets and liabilities, as well as our reported revenues and expenses. We believe that all of the decisions and assessments inherent in our financial statements were reasonable, based upon information available to us. We rely on management’s experience and analysis of historical and current market data in order to arrive at what we believe to be reasonable estimates. Under varying conditions, we could report materially different amounts arising under these critical accounting policies. We have identified our most critical accounting policies to be the following:

Investment Advisory Fees

We receive investment advisory fees, which include various forms of management and performance fees, from the investment vehicles that we manage. These fees, paid periodically in accordance with the individual management agreements between DCM and the specific investment vehicles, are generally based upon the net asset values of investment funds and separately managed accounts and the aggregate collateral amount of CDOs, as such terms are defined in the individual management agreements. Management fees are recognized as revenue when earned. In accordance with Emerging Issues Task Force, or EITF, Topic D-96, Accounting for Management Fees Based on a Formula, we do not recognize these fees as revenue until all contingencies have been removed. Contingencies may include the generation of sufficient cash flows by the CDOs to pay the fees under the terms of the related management agreements and the achievement of minimum CDO and fund performance requirements specified under the related management agreements and certain other agreements with investors. In connection with these agreements with investors, we have subordinated receipt of certain of our management fees.

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

Fair Value of Financial Instruments

Effective January 1, 2008, we adopted Statement of Financial Accounting Standards, or SFAS, No. 157 Fair Value Measurements, or SFAS No. 157. SFAS No. 157 defines fair value, establishes a framework used to measure fair value and enhances disclosure requirements for fair value measurements. In accordance with SFAS No. 157, we have categorized our financial instruments carried at fair value, based on the priority of the valuation technique, into a three-level fair value hierarchy. The valuation hierarchy is based upon the transparency of the inputs to the valuation of the asset or liability as of the measurement date. A financial instrument’s categorization within the valuation hierarchy is based on the lowest level of input that is significant to the fair value measurement. The three levels are defined as follows:

Level 1 — inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

The types of assets carried at Level 1 generally are equity securities listed on an active exchange. We held no Level 1 securities as of December 31, 2008.

Level 2 — inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Our assets and liabilities that are generally included in this category are Agency RMBS and interest rate derivatives. As of December 31, 2008, $342.4 million, or 97.7%, of our financial assets are classified as Level 2 within the fair value hierarchy, and $13.1 million, or 97.0%, of our financial liabilities (consisting solely of interest rate derivative liabilities) are classified as Level 2.

Level 3 — inputs to the valuation methodology include significant unobservable inputs to the fair value measurement. This includes situations where there is little, if any, market activity for the asset or liability. However, a substantial number of our Level 3 valuations are provided by independent third parties.

Our assets and liabilities that are generally included in this category are non-Agency RMBS, CMBS, certain loans and loans held for sale, corporate bonds, preferred shares of CDOs, CDS transactions, and total return swaps. As of December 31, 2008, $8.0 million, or 2.3%, of financial assets are classified as Level 3 within the fair value hierarchy, and $0.4 million, or 3.0%, of financial liabilities (consisting solely of non-interest rate derivative liabilities) are classified as Level 3.

Net transfers out of Level 3 into Level 2 during the year ended December 31, 2008 were $29.7 million and represented Agency RMBS priced by management by reference to dealer quotes at January 1, 2008 and via modeled valuation with inputs observable in the market as of December 31, 2008.

As defined in SFAS No. 157, fair value is the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation models involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments’ complexity. Beginning January 1, 2008, assets and liabilities recorded at fair value in the consolidated financial statements are categorized for disclosure purposes based on the level of judgment associated with the inputs used to measure their value as described above.

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

The availability of observable inputs can vary depending on the financial asset or liability and is affected by a wide variety of factors, including, for example, the type of product, whether the product is new, whether the product is traded on an active exchange or in the secondary market and the current market conditions. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, by us or independent third parties, the determination of fair value requires more judgment. Accordingly, the degree of judgment we exercise in determining fair value is greatest for assets classified in Level 3. In certain cases, inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy in which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety.

We have controls designed to ensure that our fair valuations are appropriate. Any changes to the valuation methodology are reviewed by management to confirm that the changes are justified. As markets change, new products develop and the pricing for products becomes more or less transparent, we will continue to refine our valuation methodologies.

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

Available-for-sale securities

Available-for-sale securities include high-yield corporate bonds and ABS held in Market Square CLO, CMBS and other investments. The fair value for high-yield corporate bonds represents a composite of the mid-point in the bid-ask spread of dealer quotes and is classified as Level 3 within the fair value hierarchy. The composite includes control procedures to identify outlying dealer quotes. The fair value of the available-for-sale CMBS is determined with a model-based approach which includes, but is not limited to, spreads and prepayments rates which are generally observed in the market. The continuing illiquidity in the CMBS market has limited the availability of market data for valuation models. As such, CMBS are classified as Level 3 within the fair value hierarchy until market liquidity improves. The ABS held in Market Square CLO and other investments were priced at the mid-point of the bid-ask spread of dealer quotes. These and other securities valued by management by reference to dealer quotes and other similar measures are classified as Level 3 within the fair value hierarchy.

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

We consider the following factors when determining an other-than-temporary impairment for a security or investment:

•	severity of impairment;

•	the length of time and the extent to which the fair value has been less than the amortized cost;

•	whether the security has been downgraded by a rating agency;

•	the financial condition of the investee and the prospect for future recovery; and

•	our intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value.

Additionally, for securities within the scope of EITF 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets, or EITF 99-20, when adverse changes in estimated cash flows occur as a result of actual prepayment and credit loss experience, an other-than-temporary impairment is deemed to have occurred. Accordingly, the security is written down to fair value, and the unrealized loss is transferred from accumulated other comprehensive loss as an immediate reduction to current earnings. The cost basis adjustment is recoverable only upon sale or maturity of the security.

Trading securities

Trading securities include RMBS and preferred shares of CDOs. The fair value for Agency RMBS generally represents a modeled valuation, which includes spreads and prepayment rates which are observable in the market. Agency RMBS are classified as Level 2 within the fair value hierarchy. The continuing illiquidity in the non-Agency RMBS market has limited the availability of market data which is included in the valuation models. Non-Agency RMBS are valued via model pricing and classified as Level 3 within the fair value hierarchy given this limited availability of observable market data. The non-Agency RMBS portfolio was priced by management using model pricing that management believes would be used by market participants and other market information as of December 31, 2008. Any securities valued via dealer quotes are classified as Level 3 within the fair value hierarchy.

The preferred shares of CDOs are valued by management by considering, among other things, available broker quotes. If a broker quote is unavailable, the preferred shares of CDOs are valued using a discounted future cash flows model that management believes would be used by market participants. Preferred shares of CDOs are classified as Level 3 within the fair value hierarchy.

Derivative assets and liabilities

All the derivatives we hold represent instruments traded in the over-the-counter market and are valued using internally-developed market-standard models. The inputs to the valuation models for the interest rate swaps and caps represent observable market data available at commonly quoted intervals for the full terms of the contracts. All interest rate derivatives are classified as Level 2 within the fair value hierarchy. The significant inputs to the valuation models for CDS transactions, total return swaps and warrants may contain a significant level of subjectivity. CDS transactions, total return swaps and warrants are classified as Level 3 within the fair value hierarchy.

Loans Held for Sale

Loans held for sale are carried at the lower of cost or fair value. If the fair value of a loan is less than its cost basis, a valuation adjustment is recognized in the consolidated statements of operations, and the loan’s carrying value is adjusted accordingly. The valuation adjustment may be recovered if the fair value increases, which is also recognized in the consolidated statements of operations. Loans held for sale are generally priced at a composite of the mid-point in the bid-ask spread of dealer quotes or based on the composite price of a different tranche of the same security if dealer quotes are unavailable for the specific tranche we own. When no such quotes are available, pricing may be based on an internally developed model using composite or other comparable market data which could include unobservable market inputs. Loans held for sale are classified as Level 3 within the fair value hierarchy.

Fair Value Option

On January 1, 2008, we also adopted SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities, or SFAS No. 159, which provides an option to elect fair value as an alternative measurement for selected financial assets not previously recorded at fair value. We elected the fair value option for RMBS and preferred shares of CDOs which were previously recorded as available-for-sale securities. In addition, we also elected to de-designate all interest rate swaps previously designated as hedges for accounting purposes. Prior to adoption and de-designation, the RMBS, preferred shares of CDOs and designated interest rate swaps were carried at fair value with changes in value recorded directly into equity through other comprehensive loss, to the extent effective as a hedge in the case of designated interest rate swaps. The election was applied to existing RMBS and preferred shares of CDOs as of January 1, 2008 and is also being applied prospectively to the same types of securities. Our fair value elections were intended to eliminate the operational complexities of applying hedge accounting while reducing the related future volatility in earnings. As of the adoption date, approximately $14.9 million of cumulative losses reflected in other comprehensive loss, related to existing RMBS and preferred shares of CDOs with an estimated fair value at the adoption date of approximately $4.9 billion, were reclassified to retained earnings as a cumulative-effect transition adjustment. As of the fair value option election date, all RMBS previously classified as available-for-sale and all preferred shares of CDOs were reclassified from available-for-sale securities to trading securities.

As of January 1, 2008, the other comprehensive loss related to the de-designation of interest rate hedges attributable to the adoption of SFAS No. 159 was $69.9 million. To the extent that the forecasted rolls on repurchase agreement transactions continued as anticipated, we would have amortized this loss and the $27.3 million in other comprehensive loss related to previously de-designated swaps from other comprehensive loss into interest expense over the remaining original hedge period, and all future changes in fair value would be reflected in the consolidated statements of operations. However, due to the significant RMBS sales activity and corresponding repurchase agreement repayment during the three months ended March 31, 2008, forecasted rolls on the repaid repurchase agreements are not continuing as anticipated. As a result, a loss of $91.7 million was recognized during the three months ended March 31, 2008 in the consolidated statements of operations in net loss on derivatives, and the corresponding cumulative net loss relating to newly and previously de-designated interest rate swaps in other comprehensive loss was removed. The remaining $0.2 million of other comprehensive loss related to the terminated and de-designated swaps as of December 31, 2008 will be amortized over the remaining original hedge period. Additionally, we recorded a net increase to interest expense of $5.4 million during the year ended December 31, 2008, related to the amortization of de-designated and terminated interest rate swaps.

We did not elect to record any of our liabilities at fair value. Had we made the election on January 1, 2008 to carry our long term debt at fair value, we would carry our debt at its estimated fair value of $364.5 million as of December 31, 2008, rather than at the carrying value included in our consolidated financial statements of $716.4 million.

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

The amount of premium and discount amortization we recognize is dependent on prepayment rates on underlying securities. Prepayment rates generally increase when interest rates fall and decrease when interest rates rise, but changes in prepayment rates are difficult to predict. Prepayment rates also may be affected by other factors, including conditions in the housing and financial markets, general economic conditions and the relative interest rates on adjustable-rate and fixed-rate mortgage loans. We have estimated prepayment rates based on historical data and consideration of current market conditions. If our estimate of prepayments is incorrect, we may have to adjust the amortization or accretion of premiums and discounts, which would impact future income.

Loans

Our investments in loans are classified either as loans held for sale and carried on the consolidated balance sheet at the lower of cost or fair value or as loans held for investment and carried at amortized cost, with an allowance for loan losses, if necessary. Any premium or discount on loans held for investment is amortized or accreted to income. If an individual loan’s fair value is below its cost, a valuation adjustment is recognized in net loss on loans and loans held for sale in our consolidated statements of operations, and the loan’s cost basis is adjusted. This valuation allowance is recoverable in future periods. We accrue interest income based on the outstanding principal amounts of the loans and their contractual terms. The classification of loans may change from held for investment to held for sale. When such a change occurs, the loans are adjusted to the lower of cost or fair value with the provision for loan losses reflecting the difference. This establishes a new cost for the purposes of applying the lower of cost or fair value policy.

Allowance and Provision for Loan Losses

We continually monitor the quality of our portfolio through regular reviews by our valuation committee. In accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, we recognize an allowance for loan losses on our loans held for investment at a level considered adequate based on management’s evaluation of all available and relevant information related to the loan portfolio, including historical and industry loss experience, economic conditions and trends, estimated fair value and quality of collateral, estimated fair values of our loans and other relevant factors. Management must exercise considerable judgment in this process, which is highly subjective.

To estimate the allowance for loan losses, we first identify impaired loans. We consider a loan to be impaired when, based on current information and events, management believes it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. When a loan is impaired, the allowance for loan losses is increased by the amount of the excess of the amortized cost basis of the loan over the present value of projected future cash flows except that, if practical, the loan’s observable market price or the fair value of the collateral may also be used. Increases in the allowance for loan losses are recognized in the consolidated statements of operations as a provision for loan losses. If the loan or a portion thereof is considered uncollectible and of such little value that further pursuit of collection is not warranted, a charge-off or write-down of a loan is recorded, and the allowance for loan losses is reduced.

An impaired loan may be left on accrual status during the period in which we are pursuing repayment of the loan. We review all loans that become 90-days delinquent for possible placement on non-accrual status when we believe that scheduled debt service payments will not be met within the coming 12 months. While on non-accrual status, interest income is recognized only upon actual receipt. However, when there is doubt regarding the ultimate collectibility of loan principal, the cost recovery method is utilized. Loans are restored to accrual status after principal and interest payments are brought current and future contractual amounts due are reasonably assured.

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

Goodwill is tested for impairment at least annually or more frequently if events or circumstances, such as adverse changes in business climate, indicate that there may be impairment. SFAS No. 142 requires, on a reporting unit level, a comparison of the book value of net assets to their estimated fair value. If the fair value is determined to be less than book value, a second step is performed to compute the amount of the impairment. In this process, an implied fair value of goodwill is estimated in the same manner as the amount of goodwill recognized in a business combination. If the carrying amount of the reporting unit exceeds the implied fair value of that goodwill, an impairment loss will be recognized in an amount equal to the excess. The loss recognized cannot exceed the carrying amount of the goodwill.

Likewise, intangible assets are tested for impairment at least annually or more frequently if events or circumstances indicate that the asset might be impaired. An impairment charge is recorded if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its fair value.

After an impairment charge is recognized, the adjusted carrying amount of the intangible asset, including goodwill, is the new cost basis. Any recovery in value is not recognized unless the underlying asset or net asset is subsequently sold. The evaluation of goodwill and intangible assets for impairment requires management to make estimates and exercise significant judgment. As of December 31, 2008, we have recognized full impairment of our goodwill and recorded significant impairment charges to our intangible assets recorded as a result of the Merger.

Variable Interest Entities

In accordance with FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, or FIN 46(R), we identify any potential VIEs and determine if the assets, liabilities, noncontrolling interests and results of operations of a VIE need to be included in our consolidated financial statements. A company that holds variable interests in a VIE will need to consolidate that entity if the company’s interest in the VIE is such that the company will absorb a majority of the VIE’s anticipated losses and/or receive a majority of the VIE’s expected residual returns and therefore be deemed the primary beneficiary. This analysis may involve significant judgments about projected cash flows of the VIE. As of December 31, 2008, we consolidate two VIEs, Market Square CLO and DFR MM CLO. Although we consolidate 100% of the assets and liabilities of Market Square CLO and DFR MM CLO, our maximum exposure to loss on our investments in these entities is limited to our initial investments of $24.0 million and $69.0 million, respectively. As of December 31, 2008, we had recorded losses in excess of our economic risk for Market Square CLO of $79.3 million consolidated in our total equity.

The economic impact of our investments in Market Square CLO and DFR MM CLO are subject to their respective indentures and associated waterfall priority of payments. Therefore, our investment economics are cash flows received from these investments, subject to deferral or elimination. These economic impacts diverge from results recorded in conformity with GAAP.

Income Taxes

Historically, we had elected to be taxed as a REIT. Accordingly, our REIT taxable income was not subject to federal income tax to the extent we distributed such income to our stockholders and fulfilled certain REIT asset, income, stock ownership and record keeping requirements. However, during the third quarter of 2008, we converted to a C corporation to maximize the use of significant potential tax benefits and provide more flexibility with respect to future capital investment in an effort to increase stockholder value. The termination of our REIT status was retroactive to January 1, 2008, resulted in our becoming taxable as a C corporation for our entire 2008 taxable year and will prevent us from qualifying as a REIT, should we desire to do so, until our 2013 taxable year.

For the 2008 taxable year, we expect to file a consolidated U.S. federal income tax return with all of our domestic corporate subsidiaries, including Deerfield TRS Holdings, Inc., or TRS Holdings, the five domestic corporations that own our investment in DFR MM CLO, DFR TRS I Corp. and DFR TRS II Corp. (the entities that own 100% of the equity of Deerfield as a result of the Merger). Filing a consolidated tax return will allow us to use our significant tax losses incurred during 2007 and 2008 to offset not only our stand-alone taxable income but also the taxable income of our subsidiaries that were previously treated as domestic taxable REIT subsidiaries, or TRSs, and not consolidated for tax purposes. As a result, we expect to receive an income tax refund of $2.6 million for estimated tax payments made earlier in 2008, which was included in other receivables on the consolidated balance sheet.

Market Square CLO, DFR MM CLO and Deerfield TRS (Bahamas) Ltd. are foreign subsidiaries that are generally exempt from federal and state income taxes because they restrict their activities in the United States to trading stocks and securities for their own accounts. We are required, however, to include, on an annual basis, the taxable income from such foreign subsidiaries in our calculation of taxable income, regardless of whether that income is distributed to us.

Because of the termination of our REIT status, effective January 1, 2008, we have recorded deferred income taxes as of December 31, 2008 in accordance with SFAS No. 109, Accounting for Income Taxes, or SFAS No. 109. We record deferred tax assets and liabilities for the future tax consequences attributable to differences between the GAAP carrying amounts and their respective income tax bases. Deferred tax liabilities are deferred tax consequences attributable to taxable temporary differences representing future taxable items, while deferred tax assets are deferred tax consequences attributable to deductible temporary differences, operating loss carryforwards and tax credit carryforwards representing future deductible items. As required by SFAS No. 109, we recorded deferred tax assets and liabilities using enacted tax rates that are expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized.

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

Under SFAS No. 109, we are required to identify and consider all available evidence, both positive and negative, in determining whether it is more likely than not that all or some portion of the deferred tax assets will not be realized. Examples of positive evidence include, but are not limited to, the following: existing contracts that will produce income in the future, strong history of earnings exclusive of the loss that created the future deductible amounts, excess appreciated asset value over the tax basis and expected earnings in future years. Examples of negative evidence include, but are not limited to, the following: recent cumulative losses, expected future losses, a history of operating losses or tax credit carryforwards expiring and adverse industry trends. The weight given to the negative and positive evidence should be commensurate with the extent to which it can be objectively verified. If the weight of the positive evidence is sufficient to support a conclusion that it is more likely than not that a deferred tax asset will be realized, a valuation allowance should not be recorded. Significant judgment is involved in this process.

As of December 31, 2008, we concluded that, due to the ongoing disruption and uncertainty in the credit markets, a full valuation allowance on the deferred tax asset would be recorded. Accordingly, as of December 31, 2008, we have recognized a gross deferred tax asset of $381.4 million, a deferred tax liability of $1.3 million and a valuation allowance for deferred tax assets in the amount of $380.1 million. As such, we recognized no net deferred tax asset as of December 31, 2008.

In future reporting periods, we will continue to reassess our ability to recognize additional deferred tax assets. If management concludes, after evaluation of all positive and negative evidence, that realization of the deferred tax asset is more likely than not, then we will remove some or all of the valuation allowance and recognize a deferred tax asset at that time, which will impact our recorded income tax expense or benefit on the consolidated statement of operations.

As of December 31, 2008, we had a federal NOL of approximately $194.2 million, which will be available to offset future taxable income subject to the limitations described below. If not used, this NOL will begin to expire in 2028. We also had NCLs in excess of capital gains of $366.3 million as of December 31, 2008, which can be carried forward to offset future capital gains, subject to the limitations described below. If not used, $35.2 million of this carryforward will expire in 2012, and the remaining portion will expire in 2013. No assurance can be provided that we will have future taxable income or future capital gains to benefit from our NOL and NCL carryovers. In addition, our NOL and NCL carryovers may be limited by Sections 382 and 383 of the Code if we undergo an ownership change as defined in those sections, or Ownership Change. If an Ownership Change occurs, our ability to use our NOLs, NCLs and certain recognized built-in losses to reduce our taxable income in a future year would generally be limited to an annual amount, or the Section 382 Limitation, equal to our estimated fair value immediately prior to the Ownership Change multiplied by the “long term tax-exempt interest rate.” In the event of an Ownership Change, NOLs, NCLs and certain built-in losses that exceed the Section 382 Limitation in any year will continue to be allowed as carryforwards for the remainder of the carryforward period, and such NOLs, NCLs and built-in losses can be used to offset taxable income for years within the carryforward period subject to the Section 382 Limitation in each year. However, if the carryforward period for any NOL or NCL were to expire before that loss is fully utilized, the unused portion of that loss would be lost. On March 11, 2009, our Board adopted a Rights Plan to dissuade investors from aggregating ownership of our common stock and triggering an Ownership Change. For disclosure concerning the Rights Plan see “Recent Developments” within this section.

For the year ended December 31, 2008, we recognized income tax expense of $0.4 million.

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

Recent Accounting Pronouncements

In February 2008, the FASB issued Staff Position No. 140-3 Accounting for Transfers of Financial Assets and Repurchase Financing Transactions, or FSP No. 140-3, which relates to SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, or SFAS No. 140, in order to address certain situations where assets purchased from a particular counterparty and financed through a repurchase agreement with the same counterparty can be considered and accounted for as separate transactions. Historically, we recorded such assets and the related financing on a gross basis in the consolidated balance sheet, and the corresponding interest income and interest expense in our consolidated statements of operations. FSP No. 140-3 assumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement, or a linked transaction. However, if certain criteria are met, the initial transfer and repurchase financing shall not be evaluated as a linked transaction and shall be evaluated separately under SFAS No. 140. We adopted FSP No. 140-3 on January 1, 2009, and the adoption has had no impact as no linked transactions have occurred since adoption.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. This statement amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, or SFAS No. 133, which requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative contracts. We will include the required additional disclosure beginning with our first quarter 2009 financial statements.

In June 2008, the FASB issued Staff Position FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, or FSP EITF 03-6-1. FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and need to be included in the earnings allocation in computing earnings per share under the two-class method described in FASB Statement No. 128, Earnings per Share. We adopted FSP EITF 03-6-1 on January 1, 2009, and the adoption had no impact to us.

In September 2008, the FASB issued Staff Position No. FAS 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161, or FSP FAS 133-1 and FIN 45-4. FSP FAS 133-1 and FIN 45-4 was issued to address concerns that current disclosure requirements for derivative instruments and certain guarantees do not adequately address potential adverse effects of changes in credit risk on the financial position, financial performance and cash flows of the sellers credit derivatives and certain guarantees. FSP FAS 133-1 and FIN 45-1 expands the qualitative disclosures to include the nature of the credit derivative, the maximum potential amount of future payments (undiscounted) the seller could be required to make under the credit derivative, the fair value of the credit derivative as of the date of the statement of financial position and the nature of any recourse provisions that would enable the seller to recover any amounts paid under the credit derivative from third parties. FSP FAS 133 and FIN 45-1 also requires the disclosure of any assets held either as collateral or by third parties which upon the occurrence of a triggering event or condition under the credit derivative enable the seller to obtain and liquidate to recover all or a portion of the amount paid under the credit derivative. We adopted FSP FAS 133-1 and FIN 45-4 in our consolidated financial statements.

In October 2008, FASB issued FSP SFAS No. 157-3, Determining the Fair Value of a Financial Asset when the Market for that Asset is Not Active, or FSP SFAS No. 157-3. FSP SFAS No. 157-3 is intended to enhance the comparability and consistency in fair value measurements of financial assets that trade in inactive markets and includes illustrative examples addressing how assumptions should be considered when measuring fair value when relevant observable inputs do not exist, as well as how market quotes and available observable inputs in an inactive market should be considered when assessing the measuring fair value. We have taken FSP SFAS No. 157-3 into consideration when measuring fair value of our assets and liabilities in the consolidated financial statements.

In December 2008, the FASB issued Staff Position No. FAS 140-4 and FIN 46 ®-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities, or FSP SFAS No. 140-4 and FIN 46(R)-8, which amends SFAS No. 140 to require additional disclosures about transfers of financial assets and FIN 46(R), to require additional disclosures about VIEs for both public enterprises and sponsors that have a variable interest in a VIE. The disclosures required are intended to provide greater transparency to financial statement users about a transferor’s continuing involvement with transferred financial assets and an enterprise’s involvement with VIEs and qualifying special purpose entities. We have adopted FSP SFAS No. 140-4 and FIN 46(R)-8 in our disclosures in the consolidated financial statements.

In January 2009, the FASB issued Staff Position No. EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20, or FSP EITF 99-20-1. FSP EITF No. 99-20-1 was issued to achieve a more consistent determination of whether an other-than-temporary impairment has occurred. FSP EITF No. 99-20-1 was effective for annual reporting periods ending after December 15, 2008. We have taken FSP EITF No. 99-20-1 into consideration in our analysis of securities with potential other-than-temporary impairment and disclosures regarding securities in an unrealized loss position in our consolidated financial statements.

Financial Condition

The following table summarizes the carrying value of our investment portfolio by balance sheet classification, excluding CDS transactions and total return swaps:

	Carrying Value
	Available-for-	Trading	Other	Loans Held	Loans Held
Security Description	Sale Securities	Securities	Investments	For Sale	For Investment	Total
	(In thousands)

December 31, 2008:
RMBS	$—	$347,817	$—	$—	$—	$347,817
Corporate leveraged loans(1):
Loans held in DFR MM CLO(2)	—	—	—	2	243,101	243,103
Loans held in Wachovia Facility	—	—	—	21,742	—	21,742
Other corporate leveraged loans	—	—	—	12,394	—	12,394
Commercial mortgage-backed assets(4)	32	—	—	—	12,250	12,282
Equity securities	—	—	4,764	—	—	4,764

Total structured and syndicated assets	32	—	4,764	34,138	255,351	294,285

Assets held in Market Square CLO(5)	2,306	—	—	183,999	—	186,305
Other investments and loans(6)	—	160	—	—	—	160

Total alternative assets	2,306	160	—	183,999	—	186,465

Total invested assets	$2,338	$347,977	$4,764	$218,137	255,351	828,567

Allowance for loan losses					(19,979)	(19,979)

					$235,372	$808,588

December 31, 2007:
RMBS	$4,882,673	$1,444,505	$—	$—	$—	$6,327,178
Corporate leveraged loans(1):
Loans held in DFR MM CLO	—	—	—	—	291,189	291,189
Loans held in Wachovia Facility	—	—	—	—	115,049	115,049
Other corporate leveraged loans(3)	—	—	—	—	31,747	31,747
Commercial mortgage-backed assets(4)	3,825	—	—	3,095	28,375	35,295
Equity securities	—	—	5,472	—	—	5,472

Total structured and syndicated assets	3,825	—	5,472	3,095	466,360	478,752

Assets held in Market Square CLO(5)	3,803	—	—	261,680	—	265,483
Other investments and loans(6)	7,671	—	—	2,560	—	10,231

Total alternative assets	11,474	—	—	264,240	—	275,714

Total invested assets	$4,897,972	$1,444,505	$5,472	$267,335	466,360	7,081,644

Allowance for loan losses					(5,300)	(5,300)

					$461,060	$7,076,344

(1)	Corporate leveraged loans as of December 31, 2008 exclude CDS with a negative fair value of $0.4 million and a $5.0 million notional value and, as of December 31, 2007, exclude CDS transactions with an estimated net fair value of $0.6 million and a $48.0 million gross notional value. Also excluded are total return swaps with a negative fair value of $0.8 million and a $14.5 million notional value as of December 31, 2007.

(2)	Loans held in DFR MM CLO classified as loans held for investment are reported gross of the $14.8 million allowance for loan losses as of December 31, 2008.

(3)	Other corporate leveraged loans are reported gross of the $5.3 million allowance for loan losses as of December 31, 2007.

(4)	Commercial mortgage-backed assets classified as loans held for investment are reported gross of the $5.1 million allowance for loan losses as of December 31, 2008. Commercial mortgage-backed assets as of December 31, 2007 include $3.1 million of participating interests in commercial mortgage loans.

(5)	Includes syndicated bank loans of $184.0 million and $261.7 million, and ABS and high yield corporate bonds of $2.3 million and $3.8 million as of December 31, 2008 and 2007, respectively.

(6)	Other investments and loans includes $0.2 million and $5.0 of preferred shares of CDOs owned by DCM and considered assets of our Investment Management segment as of December 31, 2008 and 2007, respectively.

Residential Mortgage-Backed Securities

The table below summarizes the fair value of our Agency RMBS and non-Agency RMBS investments:

	Agency	Non-Agency	Interest-only
	RMBS	RMBS	Securities	Total
	(In thousands)

December 31, 2008:
Trading securities — fair value	$342,423	$5,394	$—	$347,817

December 31, 2007:
Amortized cost	$3,596,932	$1,270,609	$182	$4,867,723
Unrealized gains	14,322	389	239	14,950

Available for sale — fair value	3,611,254	1,270,998	421	4,882,673
Trading securities — fair value	1,073,885	370,620	—	1,444,505

Total RMBS — fair value	$4,685,139	$1,641,618	$421	$6,327,178

As of January 1, 2008, we elected the fair value option for all of our RMBS upon our adoption of SFAS No. 159 and will no longer evaluate these securities for other-than-temporary impairment as changes in fair value are recorded in the condensed consolidated statements of operations rather than as an adjustment to accumulated other comprehensive loss in stockholders’ equity (deficit).

Our RMBS portfolio experienced a significant decrease in valuation during the first three months of 2008 fueled by the ongoing credit crisis. This negative environment had an impact on our ability to successfully finance and hedge our RMBS assets. We have sold a significant portion of our non-Agency RMBS and Agency RMBS to improve liquidity. During the three months ended March 31, 2008, we sold Agency RMBS with an amortized cost of $4.6 billion at a net realized gain of $24.4 million and non-Agency RMBS with an amortized cost of $1.6 billion at a net realized loss of $193.5 million. The reduction in the RMBS balance during the year ended December 31, 2008 was comprised of sales of Agency RMBS with an amortized cost of $4.6 billion at a net realized gain of $23.8 million and sales of non-Agency RMBS with an amortized cost of $1.6 billion at a net realized loss of $203.3 million. As a result, our Agency RMBS and non-Agency RMBS portfolios decreased from a fair value of $4.7 billion and $1.6 billion, respectively, as of December 31, 2007 to $342.4 million and $5.4 million, respectively, as of December 31, 2008.

During the year ended December 31, 2007, we recognized $91.1 million of other-than-temporary impairment related to certain of our RMBS. Included in the other-than-temporary impairment amounts for the year ended December 31, 2007 was $0.4 million related to certain interest-only securities. The $90.7 million of impairment on non-interest-only RMBS was recorded because we no longer had the intent or ability to hold these securities for a period of time sufficient to allow for recovery in fair value. As a result of the impairment charge, the unrealized loss was transferred from accumulated other comprehensive loss to an immediate reduction of earnings classified in net gain (loss) on available-for sale securities in the consolidated statements of operations. The $0.4 million of other-than temporary impairment recognized on certain interest only securities was based on the guidance of EITF 99-20 for the year ended December 31, 2007. The expected future cash flows for all of these securities are primarily dependent upon contingent factors such as interest rates and prepayments that depend on a variety of market factors. We used updated cash flow projections from a third party as part of our analysis to determine the amount of the impairment. As a result of the impairment charge, the unrealized loss was transferred from accumulated other comprehensive loss to an immediate reduction of earnings classified in net gain (loss) on available-for sale securities in the consolidated statements of operations.

As of December 31, 2008 and 2007, excluding the interest-only and principal-only strips, our RMBS portfolio had a net amortized cost of 100.0% and 100.3% of the face amount, respectively. Our total RMBS amortization for the years ended December 31, 2008 and 2007 was $0.4 million and $18.3 million, respectively. As of December 31, 2008 and 2007, we had unamortized net premium of $0.2 million and $30.3 million, respectively, excluding the interest-only strips, included in the cost basis of our available-for-sale RMBS. As of December 31, 2008 and 2007, the current weighted average life of the portfolio was 5.3 years and 5.6 years, respectively, which represents the average number of years for which each dollar of unpaid principal remains outstanding. Accordingly, we currently estimate approximately 50% of the net premium amortization will be realized over this period.

Net portfolio duration, which is the difference between the duration of the RMBS portfolio and the duration of repurchase agreements, adjusted for the effects of our interest rate swap portfolio, was 0.8 and 0.1 years as of December 31, 2008 and 2007, respectively, based on model-driven modified duration results. However, based on actual price movements observed in the market, we believe the empirical duration as of December 31, 2008 is significantly lower. In order to fully assess the possible impact of a change in interest rates on the RMBS portfolio, one should consider not only the duration, but also the portfolio’s leverage and spread risk.

The following table details our RMBS holdings as of December 31, 2008 and 2007:

			Weighted Average
						Contractual	Constant
	Par	Estimated		Months to	Yield to	Maturity	Prepayment	Modified
Security Description	Amount	Fair Value	Coupon	Reset(1)	Maturity	(Month/Year)	Rate(2)	Duration(3)
	(In thousands)

December 31, 2008:
Hybrid Adjustable Rate RMBS:
Rate reset in 1 year or less	$99,415	$98,313	4.98%	8	3.66%	10/1/2035	14.2	1.4
Rate reset in 1 to 3 years	176,167	177,402	4.96%	20	3.53%	5/8/2035	14.8	1.3
Rate reset in 3 to 5 years	14,417	14,796	5.39%	40	3.59%	5/14/2036	12.6	1.9
Rate reset in 5 to 7 years	9,833	10,043	4.93%	79	3.65%	9/1/2035	18.9	1.2
Rate reset in 7 to 10 years	26,921	15,881	5.84%	85	49.59%	3/27/2036	30.4	13.1
Fixed Rate RMBS:
30 year	36,639	31,382	6.16%	n/a	25.02%	5/23/2034	32.6	3.8

Total hybrid and fixed rate RMBS	$363,392	$347,817

December 31, 2007:
Hybrid Adjustable Rate RMBS(4):
Rate reset in 1 year or less	$239,749	$244,417	5.84%	6	5.08%	05/10/35	26.1	0.8
Rate reset in 1 to 3 years	2,525,350	2,515,389	4.97%	27	5.44%	05/10/35	17.6	2.0
Rate reset in 3 to 5 years	1,581,343	1,596,829	5.84%	47	5.57%	09/06/36	17.9	1.8
Rate reset in 5 to 7 years	207,698	210,834	6.07%	68	5.61%	11/09/36	19.4	1.7
Rate reset in 7 to 10 years	464,780	465,382	5.36%	96	5.40%	12/21/35	10.5	3.4
Fixed Rate RMBS:
15 year	118,597	116,229	5.50%	n/a	5.97%	11/26/20	8.0	3.8
30 year	1,209,014	1,177,677	5.90%	n/a	6.24%	06/21/36	14.0	4.4

Total hybrid and fixed rate RMBS	$6,346,531	6,326,757

Other:
Interest-only strips(5)	$92,298	421	n/m	n/a	n/m	05/18/35	10.7	33.7

Total RMBS		$6,327,178

(1)	Represents number of months before conversion to floating rate.

(2)	Constant prepayment rate refers to the expected average annualized percentage rate of principal prepayments over the remaining life of the security. The values represented in this table are estimates only and the results of a third party financial model.

(3)	Modified duration represents the approximate percentage change in fair value per 100 basis point change in interest rates.

(4)	Includes securities classified as both available-for-sale and trading.

(5)	Interest-only strips represent solely the interest portion of a security. Therefore the notional amount reflected should not be used as a comparison to par or fair value.

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

As of December 31, 2008 and 2007, the mortgages underlying our hybrid adjustable-rate RMBS had fixed interest rates for a weighted average period of approximately 22 months and 40 months, respectively, after which time the interest rates reset and become adjustable. The average length of time until contractual maturity of those mortgages was approximately 26 years and 28 years from date of issuance as of December 31, 2008 and 2007, respectively.

After the reset date, interest rates on our hybrid adjustable-rate RMBS float based on spreads over various LIBOR and U.S. Treasury indices. These interest rates are subject to caps that limit the amount the applicable interest rate can increase during any year, known as an annual cap, and through the maturity of the applicable security, known as a lifetime cap. As of December 31, 2008 and 2007, the weighted average lifetime rate cap for the portfolio was 10.2% and 10.6%, respectively, the weighted average maximum increase in the first year that the rates are adjustable, or initial cap, was 4.5% and 4.4%, respectively, and the weighted average maximum annual increase for years subsequent to the first year was 1.9% and 1.9%, respectively.

Interest-only strips were purchased primarily as duration management tools or to enhance overall yields and, as of December 31, 2007, were all classified as available-for-sale.

The following table summarizes our RMBS (available-for-sale and trading), according to their weighted average life:

	December 31,
	2008		2007
	Amortized	Fair	Amortized	Fair
Expected Life	Cost	Value	Cost	Value
	(In thousands)

Greater than one year and less than five years	$120,921	$106,453	$3,406,428	$3,418,908
Greater than five years and less than ten years	235,451	234,509	2,471,368	2,478,077
Greater than ten years	6,849	6,855	430,482	430,193

Total	$363,221	$347,817	$6,308,278	$6,327,178

The weighted average lives for RMBS in the table above are primarily based on a prepayment model that considers current yield, forward yield, slope of the yield curve, mortgage rates, contractual rate of the outstanding loans, loan age, margin and volatility. Most of the data used in this model is provided through subscription-based financial information services. For purposes of the disclosure, weighted average life represents the average number of years for which each dollar of unpaid principal remains outstanding. Weighted average life is an estimate of how many years it will take to pay half of the outstanding principal.

The actual weighted average lives of the RMBS in our investment portfolio could be longer or shorter than the estimates in the table above depending on the actual prepayment rates experienced over the lives of the applicable securities and the sensitivity to changes in both prepayment rates and interest rates.

Loans Held for Sale and Loans Held for Investment

The following summarizes our loan portfolio, excluding CDS transactions and total return swaps, by loan classification:

	Carrying Value
	Loans Held	Loans Held
Type of Loan	for Sale(1)	for Investment	Total
	(In thousands)

December 31, 2008:
Loans held in Market Square CLO	$183,999	$—	$183,999
Corporate leveraged loans:
Loans held in DFR MM CLO(2)	2	243,101	243,103
Loans held in Wachovia Facility	21,742	—	21,742
Other corporate leveraged loans	12,394	—	12,394
Commercial real estate loans(3)	—	12,250	12,250

	$218,137	255,351	473,488

Allowance for loan losses		(19,979)	(19,979)

		$235,372	$453,509

December 31, 2007:
Loans held in Market Square CLO	$261,680	$—	$261,680
Corporate leveraged loans:
Loans held in DFR MM CLO	—	291,189	291,189
Loans held in Wachovia Facility	—	115,049	115,049
Other corporate leveraged loans(4)	2,560	31,747	34,307
Commercial real estate loans(5)	3,095	28,375	31,470

	$267,335	466,360	733,695

Allowance for loan losses		(5,300)	(5,300)

		$461,060	$728,395

(1)	Carrying value of loans held for sale is lower of cost or estimated fair value.

(2)	Loans held in DFR MM CLO classified as loans held for investment reported gross of $14.8 million allowance for loan losses

(3)	Commercial real estate loans reported gross of $5.1 million allowance for loan losses.

(4)	Other corporate leveraged loans held for investment reported gross of $5.3 million allowance for loan losses.

(5)	Commercial real estate loans include participating interests in commercial mortgage loans.

The following summarizes our allowances for loan losses by loan classification:

	Number of	Notional	Allowance
Type of Loan	Loans	Amount	for Loan Losses
		(In thousands)

December 31, 2008:
Corporate leveraged loans:
Loans held in DFR MM CLO	2	$17,704	$14,844
Commercial real estate loans	4	11,118	5,135

Total	6	$28,822	$19,979

December 31, 2007:
Other corporate leveraged loan	1	$10,000	$5,300

We did not recognize $1.5 million and $2.8 million of interest income earned, but not yet received, on impaired loans held for investment for the years ended December 31, 2008 and 2007, respectively. In addition, we did not recognize $3.1 million of interest income earned, but not yet received, on loans held for sale for the year ended December 31, 2008.

Loans Held in Market Square CLO

Market Square CLO is a VIE under FIN 46(R), and we are the primary beneficiary of the VIE, causing us to consolidate the entity. We own 100% of the preference shares, representing substantially all of the equity interests in Market Square CLO, which we purchased for $24.0 million. As of December 31, 2008 and 2007, Market Square CLO had $284.2 million and $275.0 million, respectively, of loans outstanding, with a carrying value of $184.0 million and $261.7 million, respectively, which is included in loans held for sale on the consolidated balance sheet, $10.3 million and $23.5 million, respectively, of restricted cash and cash equivalents, which are generally utilized to purchase additional loans and pay distribution to debt and equity holders, and $276.0 million of notes payable to third party investors and included in long-term debt.

Market Square CLO is a bankruptcy remote entity, and, although we consolidate 100% of the assets and liabilities of Market Square CLO, our maximum exposure to loss on our investment in Market Square CLO is limited to our initial investment of $24.0 million. We have recorded losses in excess of our economic risk of $79.3 million consolidated in our total equity as of December 31, 2008. As of December 31, 2008, we have received distributions from Market Square CLO equal to $22.8 million since its inception. The weighted average coupon on the loan portfolio was 4.65% and 7.59%, and the weighted average contractual maturity of the loan portfolio was 4.4 years and 5.1 years as of December 31, 2008 and 2007, respectively.

The following table summarizes the Market Square CLO loan portfolio:

		Carrying
Moody’s Rating	Par Value	Value
	(In thousands)

December 31, 2008:
Baa3-Ba3	$78,489	$55,475
B1-B3	184,879	119,908
Caa1-Ca	20,841	8,616

	$284,209	$183,999

December 31, 2007:
Baa3-Ba3	$67,275	$64,543
B1-B3	201,814	192,352
Caa1-Ca	5,942	4,785

	$275,031	$261,680

The Market Square CLO loan portfolio was diversified across 27 and 29 Moody’s industry classifications as of December 31, 2008 and 2007, respectively. The Market Square CLO loan portfolio as of December 31, 2008 and 2007 had a weighted average rating factor of 2478 and 2431, respectively, which translates to a weighted average Moody’s rating of between “B1” and “B2”. As of December 31, 2008 and 2007, the carrying value of the Market Square CLO loans was reduced by a valuation allowance of $97.1 million and $12.8 million, respectively as these loans are carried at the lower of cost or fair value.

Loans Held in DFR MM CLO

DFR MM CLO is a VIE under FIN 46(R). We are the primary beneficiary of the VIE, causing us to consolidate the entity. We own 100% of the equity interests, issued as subordinated notes and ordinary shares, in DFR MM CLO, which we purchased for $50.0 million. We also purchased all of the “BBB/Baa2” rated notes of DFR MM CLO for $19.0 million. As of December 31, 2008 and 2007, DFR MM CLO had $250.4 million and $292.7 million, respectively, of loans outstanding, with a carrying value of $243.1 million and $291.2 million, respectively, which is included in loans on the consolidated balance sheet, reduced by an allowance for loan losses of $14.8 million and zero, respectively. We transferred one loan held in DFR MM CLO with a par value of $2.5 million and carrying value at date of transfer of approximately $1,500 to held for sale during the year ended December 31, 2008. As of December 31, 2008 and 2007, DFR MM CLO has restricted cash and cash equivalents of $63.2 million and $22.1 million, respectively, which are generally utilized to purchase additional loans and pay distribution to debt and equity holders, and $231.0 million of notes payable to third party investors and included in long term debt. DFR MM CLO is a bankruptcy remote entity, and, although we consolidate 100% of the assets and liabilities of DFR MM CLO, our maximum exposure to loss on our investment in DFR MM CLO is limited to our initial investment of $69.0 million. As of December 31, 2008, we have received distributions from DFR MM CLO equal to $21.4 million since its inception. The weighted average coupon on the loan portfolio was 7.60% and 11.22% and the weighted average contractual maturity of the loan portfolio was 4.8 years and 5.4 years, as of December 31, 2008 and 2007, respectively.

The following table summarizes the carrying value of the DFR MM CLO loan portfolio:

	December 31,
Type of Loan	2008		2007
	(In thousands)

First lien secured	$79,112	(1)	$91,989
Second lien secured	150,601	(2)	176,581
Mezzanine	13,390		22,619

	243,103		291,189
Allowance for loan losses	(14,844)		—

	$228,259		$291,189

(1)	Presented gross of $6.5 million allowance for loan losses.

(2)	Presented gross of $8.3 million allowance for loan losses.

Loans held in the Wachovia Facility and Other Corporate Leveraged Loans

The following table summarizes the carrying value of the loans held in the Wachovia Facility and our other corporate leveraged loans:

	Carrying Value
	Loans Held	Loans Held
Type of Loan	for Sale(1)	for Investment	Total
	(In thousands)

December 31, 2008:
First lien secured	$1,840	$—	$1,840
Second lien secured	17,822	—	17,822
Mezzanine	4,220	—	4,220
Holding company	10,254	—	10,254

	$34,136	$—	34,136

December 31, 2007:
First lien secured	$2,560	$28,909	$31,469
Second lien secured	—	73,763	73,763
Mezzanine(2)	—	22,163	22,163
Holding company	—	21,961	21,961

	$2,560	$146,796	149,356

Allowance for loan losses		(5,300)	(5,300)

		$141,496	$144,056

(1)	Carrying value of loans held for sale is lower of cost or fair value.

(2)	Presented gross of $5.3 million allowance for loan losses.

We had loans held in the Wachovia Facility and other corporate leveraged loans, after the allowance for loan losses, totaling zero and $141.5 million, respectively, classified as loans held for investment on the consolidated balance sheet and $34.1 million and $2.6 million, respectively, classified as loans held for sale on the consolidated balance sheet as of December 31, 2008 and 2007. The weighted average coupon on the loan portfolio was 8.31% and 12.38% as of December 31, 2008 and 2007, respectively.

Loans held in the Wachovia Facility and loans classified as other corporate leveraged loans consist of loans that are not broadly syndicated and are, therefore, less liquid. These loans had historically been primarily considered to be held for investment and were reported at amortized cost with an allowance for loan losses, if necessary, unless we decided to sell one of these loans, in which case the loan was transferred to loans held for sale. During the year ended December 31, 2008, we began actively seeking to sell all of the loans in the Wachovia Facility. See “Liquidity and Sources of Funds — Principal Investing Segment — Non-Recourse Debt — Wachovia Facility” for further discussions regarding the Wachovia Facility and the termination event that currently exists thereunder. We sold a significant portion of the loans held within the Wachovia Facility during the year ended December 31, 2008, and we transferred loans held within the Wachovia Facility with a par value of $81.4 million and a carrying value at date of transfer of $46.7 million to loans held for sale. As of December 31, 2008, all loans held in the Wachovia Facility are classified as loans held for sale. In addition, during the year ended December 31, 2008, we began to opportunistically sell the other corporate leveraged loans in connection with our strategy of increasing liquidity in our Principal Investing segment and focusing on growing our Investment Management segment. As a result, during the year ended December 31, 2008, we transferred other corporate leveraged loans with a par value of $39.0 million and a carrying value at date of transfer of $12.4 million to loans held for sale.

Commercial Real Estate Loans (including participating interests)

We held five and nine commercial real estate loans with a gross carrying value of $12.3 million and $28.4 million, as of December 31, 2008 and 2007, respectively. As of December 31, 2008, an allowance for loan losses of $5.1 million was recorded related to four of these loans. These loans are classified as held for investment on our consolidated balance sheet. During the year ended December 31, 2008, we transferred a commercial real estate loan with a par value of $5.3 million and a carrying value at date of transfer of $4.0 million to loans held for sale. This loan was subsequently sold.

We previously had an investment in junior participation interests in a portfolio of commercial mortgages originated by Hometown Commercial Capital, LLC, or HCC, a commercial loan originator. In November 2007, HCC was deemed to be in default on its financing obligations to a third party resulting in an agreement to sell certain loans with respect to which we had loan participation interests. This portfolio had a par value of $6.2 million and was valued at $3.1 million as of December 31, 2007. We recognized losses of $3.1 million in net loss on loans and loans held for sale in the consolidated statements of operations during the year ended December 31, 2008 to further reduce the carrying value of this portfolio to zero to reflect the likelihood that no value was expected to be received for these loans. During the year ended December 31, 2008, the last of the loans in the portfolio were sold, and we did not receive any proceeds. We did not recognize interest income on these loans for the year ended December 31, 2008.

Preferred shares of CDOs

As of December 31, 2008, we owned preferred shares issued by one CDO that we manage (not including Market Square CLO and DFR MM CLO) with a fair value of $0.2 million. As of December 31, 2007, we owned preferred shares issued by nine CDOs that we manage (not including Market Square CLO and DFR MM CLO) with a fair value of $5.0 million. During the year ended December 31, 2008, we sold the preferred shares of eight of the CDOs we manage, and we recorded realized losses of $1.3 million on the sale of these securities and unrealized losses of $2.7 million recorded within net (loss) gain on trading securities on the consolidated statements of operations.

Equity Securities

As of December 31, 2008 and 2007, our equity securities had a total carrying value of $4.8 million and $5.5 million, respectively. Equity securities with a readily determinable fair value are classified as available-for-sale securities in our consolidated balance sheets. All other equity securities are classified as other investments.

Derivatives and Hedging

The following table is a summary of our derivative instruments:

		Notional			Estimated Net
	Count	Amount	Assets	Liabilities	Fair Value
		(In thousands)

December 31, 2008:
Interest rate swaps	5	$165,000	$—	$(12,999)	$(12,999)
Interest rate cap	1	40,000	—	(128)	(128)
Credit default swap — protection seller	1	5,000	—	(402)	(402)
Warrants	3	n/a	132	—	132

	10	$210,000	$132	$(13,529)	$(13,397)

December 31, 2007:
Interest rate swaps — designated	134	$3,838,300	$1,197	$(73,364)	$(72,167)
Undesignated:
Interest rate swaps	76	2,932,800	3,022	(80,727)	(77,705)
Interest rate floor	1	65,050	—	(1,054)	(1,054)
Interest rate cap	1	40,000	—	(176)	(176)
Credit default swaps — protection seller	15	48,000	162	(736)	(574)
Total return swaps	2	14,512	—	(756)	(756)
Warrants	2	n/a	156	—	156

	231	$6,938,662	$4,537	$(156,813)	$(152,276)

n/a — not applicable

Interest Rate Swaps

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

As of December 31, 2008, we held five interest rate swaps with a total notional amount of $165.0 million. Changes in fair value of interest rate swaps are recorded in net (loss) gain on derivatives in the consolidated statements of operations. As of December 31, 2008, the interest rate swaps had a gross negative fair value of $13.0 million recorded in derivative liabilities in the consolidated balance sheet. The weighted average fixed rate payable on the interest rate swaps as of December 31, 2008 was 5.07%. For the year ended December 31, 2008, we recognized net losses of $227.0 million in net (loss) gain on derivatives related to interest rate swaps. We are currently in violation of our International Swap Dealers Association, or ISDA, agreements with our interest rate swap counterparties. Each of these ISDA agreements contains an equity decline trigger that we breached during the first quarter of 2008. This violation generally gives the counterparties the right to terminate the ISDA agreements and the related interest rate swaps. We have notified our active counterparties of the breach, and none of those counterparties has expressed an intention to terminate the ISDA agreements. To date, the violations of our ISDA agreements have not had a material adverse effect on our operations.

As of January 1, 2008, in conjunction with the adoption of SFAS No. 159, we de-designated $3.8 billion (notional) of interest rate swaps previously designated as a hedge with a net negative fair value of $85.9 million at de-designation, including accrued interest. Prior to the de-designation, designated interest rate swaps were carried at fair value with changes in value recorded directly into equity through other comprehensive loss to the extent they were effective as a hedge in accordance with the guidance under SFAS No. 133, as amended and interpreted. As of the adoption date, the other comprehensive loss related to the de-designation of interest rate hedges was $69.9 million. To the extent that the forecasted rolls on repurchase agreement transactions continued as anticipated, we would have amortized this loss and the $27.3 million in other comprehensive loss related to previously de-designated swaps from other comprehensive loss into interest expense over the remaining original hedge period, and all future changes in fair value of the interest rate swaps would be reflected in the consolidated statements of operations. However, due to the significant RMBS sales activity and corresponding repurchase agreement repayment during the three months ended March 31, 2008, forecasted rolls on the repaid repurchase agreements are not continuing as anticipated. As a result, a loss of $91.7 million (including $69.6 million of accelerated amortization on interest rate swaps) was recognized during the three months ended March 31, 2008 in the consolidated statements of operations in net loss on derivatives, and a corresponding cumulative net loss relating to newly and previously de-designated and terminated interest rate swaps in other comprehensive loss was removed. The remaining $0.2 million of other comprehensive loss related to the terminated and de-designated swaps as of December 31, 2008 will be amortized over the remaining original hedge period. Additionally, we recorded a net increase to interest expense of $5.4 million for the year ended December 31, 2008 related to the amortization of de-designated and terminated interest rate swaps.

As of December 31, 2007, we held a total of 134 designated interest rate swaps with a total notional amount outstanding of $3.8 billion and 76 undesignated interest rate swaps with a total notional amount outstanding of $2.9 billion. For the year ended December 31, 2007, we recognized a net decrease to interest expense of $48.4 million related to designated cash flow hedging. Included in this amount was the effect of ineffectiveness, which increased interest expense by $4.2 million for the year ended December 31, 2007. During the year ended December 31, 2007, we de-designated $2.1 billion (notional) of interest rate swaps previously designated as a hedge with a net negative fair value of $19.3 million at de-designation. A deferred loss of $10.6 million was included in other comprehensive loss for the de-designations which would have been amortized into interest expense over the original term of the hedging relationship. The de-designation occurred as a result of changing risk exposure in repurchase agreement financing. For the year ended December 31, 2007, we recognized a net loss of $50.0 million in net (loss) gain on derivatives related to undesignated interest rate swaps. The weighted average fixed rate payable on the designated and undesignated interest rate swaps as of December 31, 2007 was 4.75% and 4.94%, respectively.

Interest Rate Cap

As of December 31, 2008 and 2007, we held one interest rate cap with a notional amount of $40.0 million, which is held at DFR MM CLO. As of December 31, 2008 and 2007, the cap had a negative fair value of $0.1 million and $0.2 million, respectively, recorded in derivative liabilities in the consolidated balance sheet. We will receive payments based on the spread in rates, if the three-month LIBOR rate increases above certain agreed upon contractual rate, and we will make payments based on a nominal fixed interest rate. For the years ended December 31, 2008 and 2007, we recognized losses of $0.1 million and $0.2 million, respectively, in net (loss) gain on derivatives related to the interest rate cap.

Credit Default Swaps

As of December 31, 2008 and 2007, we held one and 15 CDS transactions, respectively, as the protection seller, with notional amounts of $5.0 million and $48.0 million, respectively. A CDS is a financial instrument used to transfer the credit risk of a reference entity from one party to another for a specified period of time. In a standard CDS contract, one party, referred to as the protection buyer, purchases credit default protection from another party, referred to as the protection seller, for a specific notional amount of obligations of a reference entity. In these transactions, the protection buyer pays a premium to the protection seller. The premium is generally paid quarterly in arrears, but may be paid in full up front in the case of a CDS with a short maturity. If a pre-defined credit event occurs during the term of the CDS, the protection seller pays the protection buyer the notional amount and takes delivery of the reference entity’s obligation. As of December 31, 2008, the CDS had a negative fair value of $0.4 million recorded in derivative liabilities in the consolidated balance sheet. For the year ended December 31, 2008, we recognized net losses of $2.2 million in net (loss) gain on derivatives related to our CDS transactions. As of December 31, 2007, the CDS transactions had a gross positive fair value of $0.2 million and a gross negative fair value of $0.7 million, respectively, recorded in derivative assets and liabilities in the consolidated balance sheet. For the year ended December 31, 2007, we recognized net gains of $0.2 million in net (loss) gain on derivatives related to our CDS transactions.

Warrants

As of December 31, 2008 and 2007, we held warrants to purchase shares of three and two companies, respectively, with respect to which we are also a debt holder. These warrants were issued in connection with renegotiations of the original loan agreements. As of December 31, 2008 and 2007, these warrants had a fair value of $0.1 million and $0.2 million, respectively, recorded in derivative assets in the consolidated balance sheet. For the years ended December 31, 2008 and 2007, we recognized net losses of $1.1 million and $0.2 million, respectively, in net (loss) gain on derivatives related to warrants.

Interest Rate Floors

As of December 31, 2007, we held one interest rate floor with an aggregate notional amount of $65.0 million that was not designated as a hedge. As of December 31, 2007, the floor had a negative fair value of $1.1 million recorded in derivative liabilities in the consolidated balance sheet. In connection with the interest rate floor, we received payments totaling $20,000 during the year ended December 31, 2007 and in return we made payments based on the spread in rates, when one-month LIBOR rate decreased below a certain agreed upon contractual rate. The interest rate floor was terminated in 2008. For the years ended December 31, 2008 and 2007, we recognized net losses of $0.5 million and $4.8 million, respectively, in net (loss) gain on derivatives related to the interest rate floors.

Total Return Swaps

As of December 31, 2007, we held two total return swaps with a notional amount of $14.5 million. As of December 31, 2007, the total return swaps had a negative fair value of $0.8 million recorded in derivative liabilities in the consolidated balance sheet. Total return swaps are financial instruments which provide the holder with the total return on an underlying asset (for example, a syndicated bank loan or bond) offset by the cost of financing. The total return swaps were terminated in 2008. For the years ended December 31, 2008 and 2007, we recognized net losses of $1.5 million and $0.7 million, respectively, in net (loss) gain on derivatives related to our total return swaps.

Intangible Assets, net of accumulated amortization

The following table is a summary of our intangible assets:

	Weighted-Average
	Remaining Estimated	Gross Carrying	Accumulated	Net Carrying
	Useful Life	Amount(1)	Amortization(1)	Amount
	(In years)	(In thousands)

December 31, 2008:
Finite-lived intangible assets:
Acquired asset management contracts:
CDOs	9	$22,396	$4,786	$17,610
Investment funds	14	4,893	1,980	2,913
Computer software systems	4	6,886	1,415	5,471
Non-compete agreements	2	614	202	412

Total finite-lived intangible assets		34,789	8,383	26,406

Indefinite-lived intangible assets:
Trade name	n/a	1,904	—	1,904

Total intangible assets		$36,693	$8,383	$28,310

December 31, 2007:
Finite-lived intangible assets:
Acquired asset management contracts:
CDOs	10	$30,340	$144	$30,196
Investment funds	15	39,743	74	39,669
Computer software systems	5	6,886	39	6,847
Non-compete agreements	3	614	5	609

Total finite-lived intangible assets		77,583	262	77,321

Indefinite-lived intangible assets:
Trade name	n/a	5,904	—	5,904

Total intangible assets		$83,487	$262	$83,225

(1)	December 31, 2008 values exclude any amounts related to impaired assets.

n/a — not applicable

All of our intangible assets resulted from the Merger. During the year ended December 31, 2008, we recorded $47.3 million of impairment charges on intangible assets, including $35.4 million associated with the management contracts related to our investment funds, which performed poorly and were liquidated during the year, and $4.0 million of impairment charges related to the “Deerfield” trade name.

In addition, we recorded impairment charges of $7.9 million associated with the management contracts related to our CDOs. This is comprised of $3.3 million, $1.5 million, $1.3 million, $1.0 million, $0.4 million, $0.3 million and $0.2 million related to the intangible assets associated with the management contracts for Coltrane CLO PLC, or Coltrane CLO, Bryn Mawr CLO II, Ltd., or Bryn Mawr CLO II, Castle Harbor II CLO Ltd., or Castle Harbor II CLO, Western Springs CDO Ltd., or Western Springs CDO, Aramis CDO, Knollwood CDO II Ltd., or Knollwood CDO II and Access Institutional Loan Fund, or Access Fund, respectively. Coltrane CLO triggered a market value-based event of default during the first quarter of 2008 and was liquidated by an administrative receiver. Western Springs CDO became fully impaired as of June 30, 2008, resulting primarily from downgrades of its underlying collateral and was subsequently liquidated. Castle Harbor II CLO triggered a market value-based event of default and was liquidated during the third quarter of 2008. Access Fund tripped its market value trigger in the third quarter of 2008 and is currently in the process of being liquidated. During the fourth quarter of 2008, Bryn Mawr CLO II triggered a market value-based event of default and is currently in the process of being liquidated. As of December 31, 2008, we also recognized partial and full impairment charges associated with the management contracts related to Knollwood CDO II and Aramis CDO, respectively, as a result of impairment analysis based on undiscounted future cash flows.

For the years ended December 31, 2008 and 2007, we recorded amortization on intangible assets of $8.1 million and $0.3 million, respectively. None of the finite-lived intangible assets have a residual value.

Goodwill

As of December 31, 2008 and 2007, goodwill recorded in connection with the Merger was zero and 98.7 million, respectively. For the year ended December 31, 2008, we recorded full impairment of the $98.7 million in goodwill recorded in conjunction with the Merger. Although a significant amount of time had not passed since the Merger, the continued deterioration of global credit markets and significant decline in our overall market capitalization during the first quarter of 2008 was a triggering event for an analysis of possible goodwill impairment. For the first quarter of 2008, the estimated cash flows generated by the Investment Management segment were generally consistent with the cash flows estimated at the time of the Merger. However, the market multiples for the companies that we considered comparable had decreased. This decline in market multiples largely contributed to the $20.0 million of goodwill impairment recorded during the first quarter of 2008. As a result of the further decline in our overall market capitalization during the third quarter of 2008, we performed another analysis for possible goodwill impairment as of September 30, 2008 and determined that impairment at that date existed on the remaining goodwill balance of $78.7 million. This was a result of the combined effect of lower market multiples, continued decline in our overall market capitalization and reduced estimated cash flows from the Investment Management segment compared to those estimated at the time of the Merger due to declines in AUM.

Fixed Assets, net of accumulated depreciation

As of December 31, 2008, fixed assets of $9.1 million consisted of:

•	Leasehold improvements — $6.8 million

•	Office furniture and fixtures — $1.5 million

•	Equipment and computer software — $0.8 million

Due from Broker

As of December 31, 2008, we had $14.2 million of swap margin and $0.9 million of repurchase agreement margin due from broker.

Investment Advisory Fee Receivable

As of December 31, 2008, our investment advisory fee receivable of $4.0 million related to the following:

•	Accrued CDO senior fees — $2.1 million

•	Accrued CDO sub fees — $1.8 million

•	Accrued managed account fees — $0.1 million

Interest Receivable

As of December 31, 2008, our interest receivable of $5.8 million related to the following:

•	Loans — $3.7 million

•	RMBS and derivatives — $2.1 million

Other Receivable

As of December 31, 2008, other receivable of $4.2 million related to the following:

•	Income tax receivables — $2.6 million

•	RMBS paydowns — $1.5 million

•	Miscellaneous — $0.1 million

Prepaid and Other Assets

As of December 31, 2008, prepaid and other assets of $11.8 million consisted of:

•	Debt issuance costs — $8.1 million

•	Contingent income receivable — $2.8 million

•	Prepaid assets — $0.9 million

Liabilities

For further information concerning our debt see “Liquidity and Sources of Funds” later in this section.

Recourse Debt

Recourse debt refers to debt that is a general obligation of ours. None of our long term debt is subject to potential margin calls for additional pledges of our cash or assets.

Repurchase Agreements

We have entered into repurchase agreements to finance many of our RMBS purchases. These agreements are secured by RMBS and bear interest at rates that have historically moved in close relationship to LIBOR. As of December 31, 2008, we had outstanding repurchase agreement balances with two counterparties.

As of December 31, 2008, we had outstanding repurchase agreement liabilities of $326.1 million, including accrued interest, with a weighted-average current borrowing rate of 1.63%. We intend to renew these repurchase agreements as they mature under the then-applicable borrowing terms of the counterparties to the repurchase agreements. As of December 31, 2008, the repurchase agreements were secured by RMBS with an estimated fair value of $340.9 and had weighted-average remaining maturities of 6 days. The net amount at risk, defined as fair value of securities pledged, including additional repurchase agreement collateral pledged, including accrued interest income, minus repurchase agreement liabilities, including accrued interest expense, with all counterparties was $15.7 million as of December 31, 2008. See “Part I — Item 1A. Risk Factors — Risks Related to Our Business Generally” for further discussion concerning the Trust Preferred Securities.

Trust Preferred Securities

On September 29, 2005, August 2, 2006 and October 27, 2006, we issued $51.6 million, $25.8 million and $46.3 million of unsecured junior subordinated notes payable to Trust I, Trust II and Trust III, respectively. The Trust I securities mature on October 23, 2035 but are callable by us on or after October 10, 2010. The Trust II and Trust III securities both mature on October 30, 2036 but are callable by us on or after October 30, 2011. Interest is payable quarterly at a floating rate equal to LIBOR plus 3.50% per annum for Trust I and LIBOR plus 2.25% per annum for Trust II and Trust III. This rate was 6.97% for Trust I and 5.72% for Trust II and Trust III as of December 31, 2008.

Series A and Series B Notes

On December 21, 2007, in connection with the Merger, we issued $73.9 million in principal amount of Series A and Series B Notes ($48.9 million of Series A Notes and $25.0 million of Series B Notes), recorded at carrying value of $71.8 million, net of a $2.1 million fair value discount as of December 31, 2008 that will be amortized into interest expense using the effective yield method from issuance date to maturity on December 21, 2012. The Series A and Series B Notes bear interest at a variable rate based upon LIBOR and an initial additional margin of 5.0% per year. Commencing 24 months after the issuance date, such additional annual margin of the Series A and Series B Notes will increase by increments of 0.5% per annum in each three-month period for eighteen months and 0.25% per year for each three-month period thereafter.

Non-Recourse Debt

Non-recourse debt refers to debt with recourse only to specific assets pledged as collateral to the lenders, such as warehouse facilities and the debt issued by CDOs that are consolidated by us as VIEs. The creditors of the non-recourse debt have no recourse to our other assets. None of our long term debt is subject to potential margin calls for additional pledges of our cash or assets.

Wachovia Facility

On March 10, 2006, we entered into a three-year revolving warehouse funding agreement with Wachovia. Financing under the Wachovia Facility is secured by assets ranging from large syndicated bank loans to subordinated notes and preferred stock. The Wachovia Facility is available to two bankruptcy remote special purpose vehicles (DWFC, LLC and Deerfield TRS (Bahamas) Ltd.), and Wachovia has full recourse only to the assets of these entities for the repayment of the outstanding debt under the Wachovia Facility, which totaled $23.3 million and $120.9 million as of December 31, 2008 and 2007, respectively. As of December 31, 2008 and 2007, we had $13.9 million and $73.4 million of debt outstanding under the Wachovia Facility, respectively. On November 30, 2008, we triggered an acknowledged termination event under the Wachovia Facility, which, among other things, gives Wachovia the right to declare the debt under the Wachovia Facility to be immediately due and payable in full. Wachovia has delivered a reservation of rights letter in respect of this termination event, but has not exercised any of its rights with respect thereto.

Market Square CLO

Market Square CLO’s debt securities bear interest at rates that reset quarterly based on varying spreads to three-month LIBOR. The long term debt issued by Market Square CLO had a weighted average interest rate of 5.00% and 5.67%, using the last reset dates as of December 31, 2008 and 2007, respectively.

The Market Square CLO notes are due in 2017, but are callable by us quarterly, at par, subject to certain conditions. Market Square CLO is a consolidated bankruptcy remote subsidiary, and the holders of its debt securities have recourse only to the collateral of Market Square CLO, which had a carrying value of $197.8 million and $291.0 million as of December 31, 2008 and 2007, respectively.

DFR MM CLO

DFR MM CLO’s debt securities bear interest at rates that reset quarterly based on varying spreads to three-month LIBOR. The long term debt issued by DFR MM CLO had a weighted average interest rate of 5.19% and 5.97% (5.44% and 6.33% including the $19.0 million of DFR MM CLO debt owned by us and eliminated upon consolidation), using the last reset dates as of December 31, 2008 and 2007, respectively.

The DFR MM CLO notes are due in 2019, but are callable by us, at par, on July 20, 2010 and quarterly thereafter, subject to certain conditions. DFR MM CLO is a consolidated bankruptcy remote subsidiary, and the holders of its debt securities have recourse only to the collateral of DFR MM CLO, which had assets with a carrying value of $293.8 million and $317.4 million as of December 31, 2008 and 2007, respectively.

Due to Broker

As of December 31, 2008, we had $1.5 million due to broker. All such amounts are expected to settle in the following quarter. The due to broker consisted of the following:

• Unsettled purchases of loans held in Market Square CLO — $1.2 million

•	Unsettled swap termination — $0.3 million

Interest Payable

Interest payable as of December 31, 2008 of $6.6 million consisted of:

•	Market Square CLO long term debt interest payable — $2.8 million

•	DFR MM CLO long-term debt interest payable — $2.4 million

•	Unsecured junior subordinated interest payable to Trust I, Trust II and Trust III, or the Trusts — $1.4 million

Accrued and Other Liabilities

As of December 31, 2008, accrued and other liabilities of $15.1 million consisted of:

•	Accrued compensation — $10.7 million

•	Accrued severance — $1.1 million

•	Accrued professional services — $1.0 million

•	Accrued board of directors fees — $0.3 million

•	Miscellaneous — $2.0 million

Series A Cumulative Convertible Preferred Stock

Upon completion of the Merger, we issued 14,999,992 shares (not adjusted to reflect the 1-for-10 reverse stock split effected on October 16, 2008) of Series A Preferred Stock to the selling members of Deerfield with a fair value of $7.75 per share. The 14,999,992 shares of Series A Preferred Stock were converted into common stock, on a one-for-one basis, by approval of a majority of the holders of outstanding shares of our common stock at a special meeting on March 11, 2008.

Dividends on the Series A Preferred Stock were cumulative and began to accrue from the date of closing of the Merger. On October 15, 2008, we paid approximately $1.7 million on account of accrued dividends with respect to the Series A Preferred Stock.

Stockholders’ Deficit

Stockholders’ deficit as of December 31, 2008 was $82.4 million. 2008 activity primarily consisted of:

•	Accumulated deficit — $757.4 million of net loss and $5.6 million of dividends declared

•	Conversion of Series A Preferred Stock to common stock — $117.2 million

•	Amortization of net loss on previously designated derivatives — $97.0 million

•	Contributions to additional paid-in capital related to share based compensation — $3.8 million

•	Net unrealized losses on available-for-sale securities — $2.6 million

Results of Operations

The following section provides a comparative discussion of our consolidated results of operations as of and for the years ended December 31, 2008, or 2008, December 31, 2007, or 2007, and December 31, 2006, or 2006.

Summary

The following table summarizes selected historical consolidated financial information:

	Year Ended December 31,
	2008	2007	2006
	(In millions, except for per share data)

Consolidated Statements of Operations Data:
Net interest income	$37.5	$99.5	$86.9
Net interest (expense) income after provision for loan losses	$(38.5)	$91.1	$84.7
Investment advisory fees	$40.2	$1.5	$—
Total expenses	$202.6	$23.8	$23.7
Net other income and (loss) gain	$(556.1)	$(164.0)	$10.6
Net (loss) income	$(757.4)	$(96.2)	$71.6
Net (loss) income attributable to common stockholders	$(759.8)	$(96.6)	$71.6
Net (loss) income attributable to common stockholders
per share — diluted	$(116.65)	$(18.72)	$(13.88)
Core earnings(1)	$32.3	$77.5	$62.9
Core earnings per share — diluted(1)	$4.96	$15.01	$12.20
Dividends:
Dividends declared on common stock(2)	$5.7	$86.9	$80.7
Dividends declared per common share outstanding	$0.85	$16.80	$15.60

	As of December 31,
	2008	2007	2006
	(In millions, except for per share data)

Consolidated Balance Sheet Data:
Residential mortgage-backed securities	$347.8	$6,327.2	$7,691.4
Total assets	$996.9	$7,788.0	$9,250.0
Repurchase agreements	$326.1	$5,303.9	$7,372.0
Long term debt:
Recourse:
Trust preferred securities	$123.7	$123.7	$123.7
Series A & Series B Notes	$71.8	$71.2	$—
Non-Recourse:
Wachovia Facility	$13.9	$73.4	$261.0
Market Square CLO	$276.0	$276.0	$276.0
DFR MM CLO	$231.0	$231.0	$—
Pinetree CDO	$—	$—	$287.8
Stockholders’ equity (deficit)	$(82.4)	$468.6	$689.0
Metrics:
Book value per share outstanding	$(12.78)	$90.71	$133.20
Economic book value per share outstanding(1)	$(0.48)	$90.71	$133.20
AUM:
Investment Management segment(3)(4)	$10,496.1	$14,492.0	n/a
Principal Investing segment(5)	$808.4	$7,076.3	$8,754.6

(1)	Economic book value per share outstanding represents a non-GAAP financial measure. Please see the “Reconciliation of Non-GAAP Financial Measures” below for a reconciliation between the comparable GAAP measure and a discussion of the importance placed on this measure by management.

(2)	Dividends shown for 2007 and 2006 are reflected in the period to which they relate, rather than the period declared. Common stock dividend declared during 2008 represents the final distribution of 2007 REIT taxable income to stockholders. In addition, $1.7 million on account of accrued dividends on our Series A Preferred Stock was distributed on October 15, 2008 and not included in this disclosure.

(3)	AUM for our Investment Management segment includes CDO AUM numbers, which generally reflect the aggregate principal or notional balance of the collateral and, in some cases, the cash balances held by the CDOs as of the date of the last trustee report received for each CDO prior to the relevant measurement date. The AUM for our Euro-denominated bank loan CDO has been converted into U.S. dollars using the appropriate spot rate of exchange. AUM for our Investment Management segment also includes AUM for our separately managed accounts, which, in certain cases, is a multiple of the capital actually invested in such account. Management fees for these accounts are paid on this higher AUM amount.

(4)	Included in Investment Management segment AUM are $295.1 million and $294.6 million related to Market Square CLO and $303.1 and $300.0 million related to DFR MM CLO for January 1, 2009 and 2008, respectively, which amounts are also included in the Principal Investing segment AUM as of December 31, 2008 and 2007. DCM manages these CDOs but is not contractually entitled to receive any management fees so long as 100% of the equity is held by DC LLC or an affiliate thereof. All other amounts included in the Principal Investing portfolio are excluded from Investment Management segment AUM.

(5)	AUM for the Principal Investing segment excludes CDS transactions and total return swaps and is reflected net of allowance for loan losses of $20.0 million, $5.3 million and $2.0 million as of December 31, 2008, 2007 and 2006, respectively.

n/a — not applicable

Reconciliation of Non-GAAP Financial Measures

We believe that core earnings and economic book value per share, both non-GAAP financial measures, are useful metrics for evaluating and analyzing our performance. The calculation of core earnings, which we use to compare our own financial results from period to period, eliminates the impact of certain non-cash and special charges and income tax expense. The calculation of economic book value per share eliminates losses in excess of the equity at risk because those losses would be borne solely by the relevant subsidiary’s debt holders. We believe that the calculation of economic book value per share facilitates comparison of our financial results to those of other comparable firms. The core earnings and economic book value per share provided herein may not be comparable to similar measures presented by other companies as they are non-GAAP financial measures and may therefore be defined differently by other companies.

Core Earnings

The table below provides a reconciliation between net (loss) income and core earnings:

	Year Ended December 31,
	2008	2007	2006
	(In thousands, except share and per share amounts)

Net (loss) income	$(757,410)	$(96,236)	$71,575
Add back:
Provision for loan losses	75,996	8,433	2,000
Cost saving initiatives	1,821	—	—
Depreciation and amortization	9,442	297	—
Impairment of intangible assets and goodwill	146,006	—	—
Net other income and loss (gain)	556,113	163,979	(10,636)
Income tax expense	351	980	6

Core earnings	$32,319	$77,453	$62,945

Core earings per share — diluted	$4.96	$15.01	$12.20
Weighted-average number of shares outstanding — diluted	6,513,674	5,160,625	5,158,078

Economic Book Value Per Share

The table below provides a reconciliation between book value per common share and economic book value per share:

	As of December 31,
	2008	2007	2006
	(In thousands, except share and per share amounts)

Stockholders’ equity (deficit)	$(82,434)	$468,574	$688,953
Add back:
Negative Market Square CLO equity in excess of amount at risk	79,317	—	—

Economic book value	$(3,117)	$468,574	$688,953

Economic book value per share	$(0.48)	$90.71	$133.20
Total common shares outstanding	6,449,102	5,165,532	5,172,190

Executive Summary of Results of Operations

During the year ended December 31, 2008, we were adversely impacted by the continuing deterioration of the global credit markets, which resulted in an increase in net losses by $661.2 million for the year ended December 31, 2008, compared to the prior year. Although core earnings, calculated in the table above, declined in 2007 compared to 2008, it remained positive at $32.3 million for the year ended December 31, 2008. The most pronounced impact was on our non-Agency RMBS portfolio. This portfolio experienced an unprecedented decrease in value during the first three months of 2008 fueled by the ongoing credit crisis. This negative environment impacted our ability to successfully finance and hedge this portfolio. As a result, we sold a significant portion of our RMBS portfolio to improve our liquidity. In conjunction with the sale of RMBS, we also repaid our repurchase agreements used to finance such RMBS and terminated the associated interest rate swaps used to hedge the interest rate exposure on those repurchase agreements.

During the year ended December 31, 2008, we experienced a significant decrease in net revenues compared to the same period in 2007 as a result of the sale of a substantial portion of our RMBS, sales in our Corporate Loans portfolio and a $67.6 million increase in the provision for loan losses. During the year ended December 31, 2008, we incurred losses of $556.1 million in net other income and (loss) gain, largely a result of net losses of $232.4 million, $220.0 million and $99.0 million on derivatives, trading securities and loans held for investment and loans held for sale, respectively. The addition of the Investment Management segment provided an increase to net revenues with $40.2 million in investment advisory fees, which were offset by increased expenses in the form of goodwill and intangible asset impairment, compensation and benefits and depreciation and amortization of $146.0 million, $26.9 million and $9.4 million, respectively, for the year ended December 31, 2008.

The decrease in net income of $167.8 million for 2007 compared to 2006 was primarily attributable to a $174.6 million decrease in net other income and (loss) gain, largely a result of $109.6 million in other-than-temporary impairment on available-for-sale securities and a $61.8 million unrealized loss on interest rate swaps.

We are focused on growing the Investment Management segment of our business by launching new investment products that will diversify our revenue streams and take advantage of our core competencies of credit analysis and asset management. We intend to make investments in certain of these new investment products. We believe that the growth of fee-based income through the management of alternative investment products will provide the most attractive risk-adjusted return on capital.

On July 17, 2008, we acquired the management contract for Robeco CDO, a CDO collateralized primarily by high-yield corporate bonds. On February 11, 2009, we assumed the management contract for Mayfair Euro CDO, a Euro-denominated CDO collateralized primarily by investment grade and high-yield corporate bonds. These actions were in line with our previously announced strategy to acquire or assume CDO management contracts from other investment managers, and we are continuing to pursue the acquisition or assumption of additional management contracts.

We are focused on managing our Principal Investing segment by opportunistically selling Corporate Loans held outside of Market Square CLO and DFR MM CLO and redeploying our capital into other fee-based strategies. We expect to continue to hold our RMBS portfolio, both for the net interest income it provides and as a source of liquidity for operations.

Additionally, we continue to explore strategic opportunities in order to maximize value for our stockholders.

Results of Operations by Segment

Management evaluates the performance of each business unit based on segment results. The following table presents the results of operations by segment:

	Year Ended December 31, 2008
	Investment	Principal
	Management	Investing	Eliminations		Consolidated
	(In thousands)

Net revenues	$45,840	$(32,074)	$(12,064	)(1)	$1,702
Expenses	(191,570)	(23,142)	12,064	(1)	(202,648)
Other income and loss	(3,639)	(552,474)	—		(556,113)
Income tax expense	(127)	(224)	—		(351)

Net loss	$(149,496)	$(607,914)	$—		$(757,410)

	Year Ended December 31, 2007
	Investment	Principal
	Management	Investing	Eliminations		Consolidated
	(In thousands)

Net revenues	$1,694	$91,280	$(438	)(1)	$92,536
Expenses	(1,779)	(22,472)	438	(1)	(23,813)
Other income and loss	—	(163,979)	—		(163,979)
Income tax benefit (expense)	25	(1,005)	—		(980)

Net loss	$(60)	$(96,176)	$—		$(96,236)

(1)	Represents the fees charged to the Principal Investing segment by the Investment Management segment on a cost plus basis for investment advisory, management and operational services.

Investment Management Segment

The Investment Management segment was created as a result of the Merger. As such, prior period data represents the period from December 22, 2007 to December 31, 2007.

Revenues

Our Investment Management segment revenues primarily represent the fee income earned for the management of investment accounts for various types of clients. The following table summarizes the Investment Management segment revenues:

	Year Ended December 31,
	2008	2007
	(In thousands)

Investment Management Segment Revenues
Interest income	$723	$43
Interest expense	7,108	242

Net interest expense	(6,385)	(199)
Investment advisory fees(1)	52,225	1,893

Total Investment Management segment revenues	$45,840	$1,694

(1)	Investment advisory fees include intercompany investment advisory fees of $12.1 million and $0.4 million for the years ended December 31, 2008 and 2007, respectively, calculated in conjunction with our management agreement, which are eliminated upon consolidation.

Net Interest Income

Interest income is primarily composed of interest earned on preferred shares of CDOs of $0.5 million and $36,000 and interest earned on cash balances of $0.2 million and $7,000 for the years ended December 31, 2008 and 2007, respectively. Interest expense is primarily composed of $7.1 million and $0.2 million on the Series A and Series B Notes for the years ended December 31, 2008 and 2007, respectively.

Investment Advisory Fees

For the years ended December 31, 2008 and 2007, investment advisory fees were $52.2 million and $1.9 million, respectively, on a segment basis, and $40.2 million and $1.5 million, respectively, on a consolidated basis due to the $12.1 million and $0.4 million, respectively, of fees earned by the Investment Management segment from the Principal Investing segment, which are eliminated in consolidation. During the year ended December 31, 2008, we earned non-recurring performance fees of $2.7 million related to one of our ABS CDOs that exceeded a net interest spread hurdle during its initial asset ramp-up period and $1.2 million related to an investment fund which liquidated on April 30, 2008. Our significant investment advisory fee revenue streams during the period presented were generated by our CDOs, our investment fund, which has subsequently liquidated, and our separately managed accounts.

CDOs

The following table summarizes the investment advisory fee revenues from CDOs:

	Year Ended December 31, 2008
	Senior	Subordinated	Performance		Total CDO
	Management Fees	Management Fees	Fees(1)		Advisory Fees
	(In thousands)

CLOs	$8,620	$12,654	$—		$21,274
ABS	5,304	352	2,774	(2)	8,430
Corporate bonds	1,027	310	—		1,337

Total CDOs	$14,951	$13,316	$2,774		$31,041

(1)	Performance fees are generally earned after certain investors’ returns exceed a specified IRR. For purposes of this and the following table, and in accordance with our accounting policies, we also classify any previously deferred senior or subordinated management fees that are subsequently paid as performance fees.

(2)	Performance fees for the year ended December 31, 2008 included a non-recurring performance fee of $2.7 million received from one of our ABS CDOs.

Our fees differ from account to account, but in general, our fees from CDOs consist of a senior management fee (payable before the interest payable on the debt securities issued by the CDO) that ranges from 5 basis points to 25 basis points annually of the principal balance of the underlying collateral of the CDO, a subordinate management fee (payable after the interest payable on the debt securities issued by the CDO and certain other expenses) that ranges from 5 basis points to 45 basis points annually of the principal balance of the underlying collateral of the CDO, and, in certain CDOs, performance fees that are paid after certain investors’ returns exceed an IRR hurdle. The performance fees generally range from 10% to 20% of residual cash flows above the IRR hurdle and vary by transaction.

The following table summarizes the average AUM and effective and contractual fee rates of our CDOs:

	Year Ended December 31, 2008
				Weighted Average
		Effective Rate(2)		Contractual Rate(3)
		Senior	Subordinated	Senior	Subordinated
	Average AUM(1)	Management Fee	Management Fee	Management Fee	Management Fee
	(In thousands)

CLOs(4)	$4,662,641	0.18%	0.27%	0.20%	0.30%

ABS:
High-grade ABS	3,624,939	0.05%	0.00%	0.05%	0.06%
Other ABS	2,641,366	0.13%	0.01%	0.14%	0.19%

Total ABS	6,266,305	0.08%	0.01%	0.09%	0.11%

Corporate bonds(5)	703,239	0.15%	0.04%	0.20%	0.18%

Total CDOs	$11,632,185	0.13%	0.11%	0.14%	0.19%

(1)	Average AUM is calculated as the average of the AUM on the first day of each month in 2008. CDO AUM numbers generally reflect the aggregate principal or notional balance of the collateral and, in some cases, the cash balance held by the CDO and are as of the date of the last trustee report received for each CDO prior to the AUM date, as appropriate. Our CLO AUM includes AUM related to our structured loan fund, which is currently in the process of being liquidated.

(2)	The effective rate for the year ended December 31, 2008 is calculated by taking management fees earned during the period divided by the average AUM. The senior and subordinated management fee effective rates may differ from the contractual fee rates for various reasons, including the following: (a) we may have entered into agreements with specific investors pursuant to which a portion of our management fees are paid to those investors and (b) our senior and subordinated management fees may be deferred as a result of certain structural provisions built into the documents governing the CDO. In certain circumstances, we may at a later date and subject to certain performance triggers, be entitled to repayment of the fees paid to investors described in (a) above. In addition, we may at a later date and subject to the satisfaction of certain structural provisions, be entitled to payment of the deferred fees described in (b) above.

(3)	The weighted average contractual senior and subordinated management fee rates are obtained by multiplying the contractual fee rates for each CDO by that CDO’s average AUM and dividing that number by the total average AUM for the relevant asset class.

(4)	The AUM for our Euro-denominated CLOs has been converted to U.S. dollars using the spot rate of exchange as of the respective AUM date. Market Square CLO and DFR MM CLO have been excluded from all categories in this table as DCM manages these CLOs, but is not contractually entitled to receive any third party fees so long as 100% of the equity is held by DC LLC or an affiliate thereof.

(5)	The effective and contractual rates for Robeco CDO are calculated based on the fees that we are entitled to receive pursuant to the asset purchase agreement between DCM and Robeco Investment Management, Inc. and are not the total fees paid by the CDO or the contractual fee rate set forth in the management agreement.

The following table summarizes select details of the structure of each of our CDOs:

					Termination of
		Janaury 1, 2009	First Optional	Auction	Reinvestment	Maturity
	Closing Date	AUM(1)	Call Date(2)	Call Date(3)	Period(4)	Year
	Month/Year	(In thousands)	Month/Year

CLOs:
Rosemont CLO, Ltd.	01/02	$169,719	10/05	n/a	01/07	2013
Forest Creek CLO Ltd.	05/03	313,286	07/07	n/a	07/08	2015
Long Grove CLO Ltd.	06/04	402,451	08/08	n/a	05/10	2016
Market Square CLO Ltd.(5)	05/05	295,126	07/07	n/a	04/11	2017
Cumberland II CLO Ltd.	09/05	390,627	02/10	n/a	11/11	2019
Marquette Park CLO Ltd.	12/05	301,272	04/10	n/a	01/12	2020
Bridgeport CLO Ltd.	06/06	505,213	10/09	n/a	07/13	2020
Burr Ridge CLO Plus Ltd.	12/06	302,220	06/12	n/a	03/13	2023
Schiller Park CLO Ltd.	05/07	390,011	07/11	n/a	04/13	2021
Bridgeport CLO II Ltd.	06/07	504,898	12/10	n/a	09/14	2021
DFR Middle Market CLO Ltd.(5)	07/07	303,091	07/10	n/a	07/10	2019
Gillespie CLO PLC(7)	08/07	408,493	02/13	n/a	08/13	2023

Total CLOs		4,286,407

ABS CDOs:
Mid Ocean CBO 2000-1 Ltd.	01/01	121,333	04/06	n/a	01/06	2036
Mid Ocean CBO 2001-1 Ltd.	10/01	136,048	02/06	n/a	01/06	2036
Oceanview CBO I, Ltd.	06/02	193,614	06/06	06/12	06/06	2032, 2037	(6)
Northlake CDO I, Limited	02/03	170,801	03/06	03/13	03/07	2033
Knollwood CDO Ltd.	03/04	179,653	04/07	04/12	04/08	2039
River North CDO Ltd.	01/05	266,382	02/09	02/13	02/09	2040
Buckingham CDO Ltd.	07/05	851,780	08/10	08/13	08/10	2040
Pinetree CDO Ltd.	11/05	246,809	01/10	01/14	01/10	2045
Buckingham CDO II Ltd.	12/05	1,229,813	03/11	03/14	03/11	2041
Knollwood CDO II Ltd.	07/06	313,705	07/09	07/13	n/a	2046
Buckingham CDO III Ltd.	08/06	1,377,346	09/11	09/14	09/11	2051
Aramis CDO	03/07	142,047	03/12	n/a	n/a	2047

Total ABS CDOs		5,229,331

Corporate Bond CDOs:
Valeo Investment Grade CDO Ltd.	01/01	302,168	01/05	n/a	01/06	2013
Valeo Investment Grade CDO II Ltd.	05/01	295,747	06/05	n/a	06/06	2013
Robeco CDO II Limited(8)	08/01	177,238	08/05	n/a	02/06	2013

Total Corporate Bond CDOs		775,153

Total CDO AUM		$10,290,891

(1)	CDO AUM numbers generally reflect the aggregate principal or notional balance of the collateral and, in some cases, the cash balance held by the CDOs and are as of the date of the last trustee report received for each CDO prior to January 1, 2009.

(2)	CDOs are generally callable by equity holders once per quarter beginning on the “first option call date” and subject to satisfaction of certain conditions.

(3)	Asset-Backed CDOs generally contain a provision requiring the manager thereof to liquidate the collateral held therein on the “auction call date,” subject to certain conditions, generally including that the proceeds from any such liquidation be sufficient to redeem the notes and pay certain additional expenses.

(4)	Termination of reinvestment period refers to the date after which we can no longer use certain principal collections to purchase additional collateral, and such collections are instead used to repay the outstanding amounts of certain debt securities issued by the CDO.

(5)	We are not contractually entitled to receive any management fees from these CLOs so long as 100% of the equity is held by DC LLC or an affiliate thereof.

(6)	Maturity date varies by tranche of notes.

(7)	The AUM for our Euro-denominated CLO has been converted into U.S. dollars using the spot rate of exchange on December 31, 2008.

(8)	Represents the asset management contract acquired from Robeco Investment Management, Inc. on July 17, 2008.

The CDOs that we manage generally contain certain structural provisions, including, but not limited to, overcollateralization requirements and/or market value triggers that are meant to protect investors from deterioration in the credit quality of the underlying collateral pool. Recent increased defaults and downgrades of the collateral underlying our CDOs have put downward pressure on overcollateralization ratios and increased the likelihood that the CDOs we manage will experience events of default or trigger other structural protections. In certain cases, breaches of these structural provisions can lead to events of default under the indentures governing the CDOs and, ultimately, acceleration of the notes issued by the CDO and the liquidation of the underlying collateral. Certain of our CDOs contain provisions prohibiting the liquidation of the CDO following an event of default unless either the proceeds from the liquidation will be sufficient to pay off all of the notes issued by the CDO along with certain specified expenses or a majority or supermajority of certain specified classes of notes vote to liquidate the CDO. We believe that CDOs that contain these provisions are less likely to liquidate upon the occurrence of an event of default.

We managed four market value CLOs during 2008, all of which contained liquidation triggers and events of default based on the market value of the CLO’s assets. The significant decline in liquidity in the credit markets during the year ended December 31, 2008 had a negative impact on the market values of the assets held in our CLOs. All four of our market value CLOs, Access Fund, Bryn Mawr CLO II, Coltrane CLO, and Castle Harbor II CLO, breached their market value trigger during the year ended December 31, 2008 and were subsequently liquidated or are in the process of being liquidated. For the year ended December 31, 2008, we earned senior management fees of $1.8 million and subordinated management fees of $0.8 million on these four market value CLOs.

Our remaining CDOs are cash flow CDOs, which do not contain liquidation triggers or events of default based on the market value of the CDO’s assets.

Two of the ABS CDOs that we currently manage, Knollwood CDO Ltd., or Knollwood CDO, and Knollwood CDO II, have triggered events of default resulting primarily from downgrades of their underlying collateral. Knollwood CDO triggered an event of default in the second quarter of 2008. The notes issued by Knollwood CDO have been accelerated. However, pursuant to the indenture governing Knollwood CDO, the CDO will not be liquidated unless either the proceeds of such liquidation will be sufficient to pay off all of the notes issued by the CDO, the accrued management fees and certain administrative expenses or the holders of a supermajority of the notes direct the liquidation. Given the current market value of the CDO’s assets and the difficulty of achieving a supermajority of the noteholders, we believe it is unlikely that a liquidation of Knollwood CDO will occur in the near term. Knollwood CDO II triggered an event of default in the fourth quarter of 2008. The notes issued by Knollwood CDO II have not been accelerated. In the event that the notes are accelerated, pursuant to the indenture governing Knollwood CDO II, the CDO will not be liquidated unless either the proceeds of such liquidation will be sufficient to pay off all of the notes issued by the CDO, the accrued management fees and certain administrative expenses or the holders of a supermajority of the notes direct the liquidation. Given the current market value of the CDO’s assets and the difficulty of achieving a supermajority of the noteholders, we believe it is unlikely that a liquidation of Knollwood CDO II will occur in the near term. For the year ended December 31, 2008, we earned senior management fees of $1.4 million and no subordinated management fees on these two CDOs.

One additional ABS CDO that we managed during 2008, Western Springs CDO, triggered an event of default in the first quarter of 2008 and was subsequently liquidated. For the year ended December 31, 2008, we earned senior management fees of $0.2 million and subordinated management fees of $22,000 on Western Springs CDO.

As a result of the events described above and the current overcollateralization levels of certain of the other CDOs that we manage, we expect payment of subordinated management fees to be deferred for certain of the CDOs that we manage. As a result, we anticipate that investment advisory fees on the CDOs that we manage will decrease in the near term.

We are continuing to focus on our previously announced strategy of acquiring existing CDO management contracts. On July 17, 2008, we acquired the management contract for Robeco CDO, and, on February 11, 2009, we assumed the management contract for Mayfair Euro CDO. We continue to pursue the acquisition and assumption of additional management contracts.

Investment Funds and Separately Managed Accounts

The following table summarizes the respective investment advisory fee revenues for our investment management contracts related to our investment funds and separately managed accounts for the year ended December 31, 2008.

	Year Ended December 31, 2008
	Average	Management	Performance
	AUM(1)	Fees	Fees
	(In thousands)

Fixed income arbitrage investment funds	$455,427	$7,064	$1,186	(2)
Separately managed accounts	$363,666	$870	n/a

(1)	Average AUM is calculated as the average of the AUM on the first day of each month in 2008.

(2)	Performance fees were related to our smaller investment fund which liquidated on April 30, 2008.

n/a — not applicable

One of our investment funds liquidated on April 30, 2008. The fund performed poorly and experienced significant redemptions by investors. For the year ended December 31, 2008, we earned management fees of $0.6 million and incentive fees of $1.2 million related to this liquidated investment fund. Our other investment fund liquidated on November 30, 2008. The fund performed poorly and experienced significant redemptions. For the year ended December 31, 2008, we earned management fees of $6.5 million related to this liquidated investment fund.

Intercompany investment advisory fees

As a result of the Merger, we entered into a new management agreement with DCM. Management fees paid pursuant to this agreement are eliminated upon consolidation in accordance with GAAP. Fees are paid on a cost plus margin basis for investment advisory, management and operational services. All ancillary services, including back office support and certain operating expenses, are charged at cost. For the years ended December 31, 2008 and 2007, the intercompany investment advisory fees earned were $12.1 million and $0.4 million, respectively.

Expenses

The following table summarizes our Investment Management segment expenses for the year ended December 31, 2008 (In millions):

Salaries	$13.7
Incentive compensation	11.3
Employee benefits	1.9

Total compensation and benefits	26.9

Audit and audit-related fees	0.7
Legal fees	0.6
Other professional fees	0.2

Total professional services	1.5

Insurance expense	0.5

Software and data feeds	1.9
Other general and administrative fees	1.1

Total general and administrative expense	3.0

Fixed asset depreciation	1.3
Intangible asset amortization	8.1

Total depreciation and amortization	9.4

Occupancy	2.5

Cost savings initiatives	1.8

Impairment of intangible assets	47.3
Impairment of goodwill	98.7

Total impairment of intangible assets and goodwill	146.0

Total Investment Management segment expenses	$191.6

The most significant recurring expenses for the Investment Management segment are compensation and benefits costs. On March 1, 2008, in response to the adverse credit markets, we implemented the March 2008 Plan and reduced our headcount by 13 employees, or 10% of the then current workforce, across a broad range of functions. This resulted in severance expense of $0.3 million during the year ended December 31, 2008. Following the March 2008 Plan, in response to concerns about employee retention, we provided guaranteed payments to employees related to their 2008 compensation.

In November 2008, in response to the continued deterioration in market conditions, our Board approved the November 2008 Plan. The November 2008 Plan involved reducing headcount by 24 employees, or approximately 26% of the then current workforce, reducing bonus compensation and instituting a salary freeze. The compensation payable to those 24 employees accounts for approximately 37% of our annual compensation expense in 2008. The headcount reductions are largely related to the fixed income arbitrage trading business and the associated back-office infrastructure. On an annual basis, once fully implemented, the November 2008 Plan is expected to save approximately $10.0 million of compensation and benefit expense and in excess of $1.0 million of other general operating expenses. As a result of the November 2008 Plan, we recorded $1.3 million in severance expense and $0.2 million in exit costs during the year ended December 31, 2008. We believe these cost savings initiatives will improve our financial results without adversely impacting our ability to operate our business in a sound manner.

As of December 31, 2008, we had approximately 67 employees, a reduction of approximately 63 employees since December 31, 2007. In addition, during the year ended December 31, 2008, we revised our incentive compensation plan as a result of the decline in our performance during the year. Although we have adjusted our current accrual to reflect our decision not to utilize share-based compensation for a portion of our incentive compensation during 2008, we may change our decision in future years.

During the year ended December 31, 2008, we recorded $47.3 million of impairment charges on intangible assets which were initially recorded as a result of the Merger. We recorded impairment charges of $35.4 million associated with the management contracts related to our investment funds, which performed poorly and were liquidated during the year, and $4.0 million of impairment charges related to the “Deerfield” trade name.

In addition, we recorded impairment charges of $7.9 million associated with the management contracts related to our CDOs. This is comprised of $3.3 million, $1.5 million, $1.3 million, $1.0 million, $0.4 million, $0.3 million and $0.2 million related to the intangible assets associated with the management contracts for Coltrane CLO, Bryn Mawr CLO II, Castle Harbor II CLO, Western Springs CDO, Aramis CDO, Knollwood CDO II and Access Fund, respectively. Coltrane CLO triggered a market value-based event of default during the first quarter of 2008 and was liquidated by an administrative receiver. Western Springs CDO became fully impaired as of June 30, 2008, resulting primarily from downgrades of its underlying collateral and was subsequently liquidated. Castle Harbor II CLO triggered a market value-based event of default and was liquidated during the third quarter of 2008. Access Fund tripped its market value trigger in the third quarter of 2008 and is currently in the process of being liquidated. During the fourth quarter of 2008, Bryn Mawr CLO II triggered a market value-based event of default and is currently in the process of being liquidated. As of December 31, 2008, we also recognized partial and full impairment charges associated with the management contracts related to Knollwood CDO II and Aramis CDO, respectively, as a result of impairment analysis based on undiscounted future cash flows.

For the year ended December 31, 2008, we recorded full impairment of $98.7 million in goodwill recorded in conjunction with the Merger. Although a significant amount of time had not passed since the Merger, the continued deterioration of global credit markets and significant decline in our overall market capitalization during the first quarter of 2008 was a triggering event for an analysis of possible goodwill impairment. For the first quarter of 2008, the estimated cash flows generated by the Investment Management segment were generally consistent with the estimated cash flows at the time of the Merger. However, the market multiple for the companies that we considered comparable had decreased. This decline in market multiples largely contributed to the $20.0 million of goodwill impairment recorded during the first quarter of 2008. As a result of the further decline in our overall market capitalization during the third quarter of 2008, we performed another analysis for possible goodwill impairment as of September 30, 2008 and determined that impairment on the remaining goodwill balance of $78.7 million was necessary. This was a result of the combined effect of lower market multiples, continued decline in our overall market capitalization and reduced estimated cash flows from the Investment Management segment compared to those estimated at the time of the Merger due to declines in AUM.

Other Income and Gain (Loss)

Other income and gain (loss) for the Investment Management segment primarily consisted of the realized and unrealized losses related to our investments in preferred shares of CDOs that are managed by DCM. We sold eight of these investments in December 2008. During the year ended December 31, 2008, we recognized realized and unrealized losses of $1.3 million and $2.6 million, respectively, in net loss (gain) on trading securities in the consolidated statements of operations related to these investments.

Income Tax Expense

For the year ended December 31, 2008, the Investment Management segment recorded income tax expense of $0.1 million. For income tax purposes, impairments of intangibles and goodwill are not recognized but are amortized straight-line over a 15-year life from the date we established a tax basis. This amount is net of a full valuation allowance on the deferred tax assets. See “Income Taxes” within the “Critical Accounting Policies” section for a full discussion of our accounting for income taxes.

Principal Investing Segment

Revenues

Our Principal Investing segment revenues represent the net spread, or difference, between the interest income we earn on our investment portfolio and the cost of our borrowings net of designated hedging activities prior to January 1, 2008 when we de-designated all of our interest rate swaps. We also recognize the impact of our provision for loan losses on our Principal Investing segment revenues. The following table summarizes the Principal Investing segment revenues:

	Year Ended December 31,		Variance
	2008	2007	2008 vs. 2007
	(In millions)

Principal Investing Segment Revenues
Interest income	$121.6	$492.8	$(371.2)
Interest expense	77.7	393.1	315.4

Net interest income	43.9	99.7	(55.8)
Provision for loan losses	76.0	8.4	(67.6)

Total Principal Investing segment revenues	$(32.1)	$91.3	$(123.4)

The following table summarizes our Principal Investing segment interest income:

						% of Total Interest Income
	Year Ended December 31,			Variance		Year Ended December 31,
	2008	2007	2006	2008 vs. 2007	2007 vs. 2006	2008	2007	2006
	(In millions)

Real Estate Investments:
RMBS	$59.0	$379.8	$373.7	$(320.8)	$6.1	48.5%	77.1%	81.4%
Corporate loans and securities:
Assets held in DFR MM CLO	28.7	13.7	—	15.0	13.7	23.6%	2.8%	0.0%
Assets held in Wachovia Facility	10.1	42.9	24.3	(32.8)	18.6	8.3%	8.7%	5.3%
Other corporate leveraged loans	2.6	2.4	8.6	0.2	(6.2)	2.1%	0.5%	1.9%
High yield corporate bonds	—	0.7	1.6	(0.7)	(0.9)	0.0%	0.1%	0.3%
Assets held in Market Square CLO	18.1	23.3	23.3	(5.2)	—	14.9%	4.7%	5.1%
ABS held in Pinetree CDO	—	21.3	20.5	(21.3)	0.8	0.0%	4.3%	4.4%
Commercial real estate loans and securities	1.7	5.9	3.1	(4.2)	2.8	1.4%	1.2%	0.7%
Treasuries and short term investments	1.3	2.5	2.5	(1.2)	—	1.1%	0.5%	0.5%
Equities and other investments	0.1	0.3	1.7	(0.2)	(1.4)	0.1%	0.1%	0.4%

Total interest income	$121.6	$492.8	$459.3	$(371.2)	$33.5	100.0%	100.0%	100.0%

The decrease in interest income of $371.2 million during 2008 was primarily attributable to the significant reduction of our RMBS and corporate loans and other investments portfolios and, to a lesser extent, to a lower interest rate environment. As of December 31, 2008, our RMBS and corporate loans and other investments portfolios totaled $347.8 million and $480.8 million, respectively, as compared to $6.3 billion and $754.5 million, respectively, at December 31, 2007. Additionally, we sold all of our preference shares in Pinetree CDO Ltd., or Pinetree CDO, and deconsolidated that entity as of December 31, 2007, which resulted in reductions in interest income of $21.3 million for the year ended December 31, 2008. Other corporate leveraged loans, assets held in the Wachovia Facility and assets held in DFR MM CLO totaled $277.2 million as of December 31, 2008 as compared to $438.0 million as of December 31, 2007. The decrease in interest income on assets held in the Wachovia Facility of $32.8 million for the year ended December 31, 2008 was partially offset by the increase of $15.0 million in interest income on assets held in DFR MM CLO, as certain of these assets were moved out of the Wachovia Facility in conjunction with the closing of DFR MM CLO in July 2007.

The increase in interest income of $33.5 million in 2007 was primarily attributable to the full year impact of diversification of our portfolio to higher yielding Corporate Loans than in prior years and, to a lesser extent, an increase in the interest rate environment for the year. These increases were partially offset by a decrease in our overall portfolio of $1.7 billion ($1.4 billion of RMBS and $0.3 billion of alternative investments), the majority of which occurred during the fourth quarter of 2007. Interest income on corporate leveraged loans, including the assets held in the Wachovia Facility, increased by $12.4 million, and interest income on assets held in DFR MM CLO increased by $13.7 million for the year ended December 31, 2007. The combined asset balances for corporate leveraged loans and assets held in DFR MM CLO as of December 31, 2007 totaled $440.5 million as compared to $412.0 million of corporate leveraged loans as of December 31, 2006.

The following table summarizes our Principal Investing segment interest expense:

	Year Ended December 31,			Variance
	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
	(In millions)

Repurchase agreements	$39.5	$375.6	$372.2	$(336.1)	$3.4
Hedging activity	5.4	(48.4)	(48.7)	53.8	0.3
Long term debt:				—	—
Recourse:
Trust preferred securities	7.6	10.1	5.9	(2.5)	4.2
Non-Recourse:
Wachovia Facility	1.6	15.1	7.3	(13.5)	7.8
Market Square CLO	11.3	16.3	15.6	(5.0)	0.7
DFR MM CLO	10.0	2.4	—	7.6	2.4
Pinetree CDO	—	17.1	16.4	(17.1)	0.7

Total long term debt	30.5	61.0	45.2	(30.5)	15.8
Amortization of debt issuance cost	2.3	4.5	3.1	(2.2)	1.4
Margin borrowing	—	0.3	0.8	(0.3)	(0.5)
Other interest expense	—	0.1	—	(0.1)	0.1

Total interest expense	$77.7	$393.1	$372.6	$(315.4)	$20.5

The decrease in interest expense of $315.4 million for the year ended December 31, 2008, compared to the year ended December 31, 2007 was primarily the result of significantly reduced repurchase agreement balances and long term debt balances and, to a lesser extent, a lower interest rate environment during the year ended December 31, 2008, as compared to 2007. During the first quarter of 2008, we sold a significant portion of our RMBS portfolio through sales, which in turn resulted in the repayment of the outstanding repurchase agreements used to finance that RMBS and our outstanding interest rate swaps used to hedge our interest rate risk on our repurchase agreements. The decrease in the repurchase agreement balance and swaps outstanding for the year ended December 31, 2008 combined with a lower interest rate environment during the year ended December 31, 2008, as compared to the year ended December 31, 2007, contributed to a $282.3 million decrease in interest expense.

The interest expense related to long term debt decreased by $30.5 million in 2008. There were significant changes in our outstanding long term debt balances in 2008 compared to 2007. We decreased the outstanding balance in the Wachovia Facility from $73.4 million to $13.9 million through sales and paydowns in accordance with the terms of the forebearance agreement described under “Liquidity and Sources of Funds — Principal Investing Segment — Non-Recourse Debt — Wachovia Facility” below. In addition, we sold our entire investment in and deconsolidated Pinetree CDO as of December 31, 2007, which resulted in a reduction to our interest expense of $17.1 million for the year ended December 31, 2008.

The increase in interest expense of $20.5 million in 2007 was a result of both an increase in our average debt outstanding during the year as well as increases in the overall interest rate environment, as our funding sources are primarily tied to short term interest rates or reset on a relatively short term basis. During the fourth quarter of 2007, we sold a significant portion of our RMBS portfolio which in turn reduced the outstanding repurchase agreement balance and partially offset the increase in interest expense related to the increase in the overall interest rate environment up until the final quarter of 2007.

The interest expense related to long term debt increased by $15.8 million in 2007. During 2007, we increased our use of leverage through the securitization of DFR MM CLO, which had $231.0 million of debt held by third parties outstanding as of December 31, 2007, and Trust II and Trust III, which closed during 2006. The decrease in the Wachovia Facility from $261.0 as of December 31, 2006 to $73.4 million as of December 31, 2007 was the result of the DFR MM CLO securitization.

As a result of the sale of a substantial portion of the securities in our Principal Investing segment during 2008 and our strategic shift toward our Investment Management segment, we expect interest income, interest expense and net interest income to decline significantly in 2009.

Provision for Loan Losses

The following table summarizes our Principal Investing segment provision for loan losses:

	Year Ended December 31,
	2008	2007
	(In millions)

Loans held in DFR MM CLO	$17.3	$—
Loans held in Wachovia Facility	34.4	3.1
Other corporate leveraged loans	18.1	5.3
Commercial real estate loans	6.2	—

Total provision for loan losses	$76.0	$8.4

During the years ended December 31, 2008 and 2007, we recognized provisions for loan losses of $76.0 million and $8.4 million, respectively. We sold a significant portion of the loans held within the Wachovia Facility during the year ended December 31, 2008, and we transferred loans held within the Wachovia Facility to loans held for sale with a par value of $81.4 million and a carrying value at date of transfer of $46.7 million. In addition, we began to opportunistically sell Corporate Loans not held within DFR MM CLO or Market Square CLO in connection with our strategy of increasing liquidity in the Principal Investing segment and focusing on growing the Investment Management segment. As a result, we transferred other corporate leveraged loans with a par value of $39.0 million and a carrying value at date of transfer of $12.4 million to loans held for sale during the period. In conjunction with these transfers from loans held for investment to loans held for sale we determined the estimated fair value for these loans and transferred them to held for sale at the estimated fair value, with the difference between the held for investment carrying value and the estimated fair value flowing through the provision for loan losses. We recorded increases to the provision for loan losses of $52.5 million during the year ended December 31, 2008 for loans held in the Wachovia Facility and other corporate leveraged loans as a result of transferring these assets to held for sale. In addition, we recorded an increase in the provision for loan losses of $17.3 million related to three loans held in the DFR MM CLO and $6.2 million related to four commercial real estate loans still being held for investment.

The 2007 provision for loan losses of $8.4 million was composed of an increase of $12.2 million related to three loans, partially offset by a $3.8 million recovery of one of the loans.

Expenses

The following table summarizes Principal Investing segment expenses for the periods presented:

	Year Ended December 31,			Variance
	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
	(In millions)

Base management fee expense(1)	$12.1	$12.6	$13.3	$(0.5)	$(0.7)
Amortization related to restricted stock and options	—	(0.1)	2.4	0.1	(2.5)

Total management fee expense to related party	12.1	12.5	15.7	(0.4)	(3.2)

Incentive fee expense to related party	—	2.2	3.3	(2.2)	(1.1)

Audit and audit-related fees	1.5	1.5	1.0	—	0.5
Legal fees	3.5	1.5	0.5	2.0	1.0
Other professional fees	0.7	1.3	0.7	(0.6)	0.6

Total professional services	5.7	4.3	2.2	1.4	2.1

Insurance expense	2.4	0.8	0.7	1.6	0.1

Board of directors fees	1.5	1.3	0.5	0.2	0.8
Banking and other administrative fees	0.7	0.6	0.7	0.1	(0.1)
Software and data feeds	0.2	0.5	0.3	(0.3)	0.2
Other general and administrative fees	0.5	0.2	0.3	0.3	(0.1)

Total general and administrative expense	2.9	2.6	1.8	0.3	0.8

Total Principal Investing segment expenses	$23.1	$22.4	$23.7	$0.7	$(1.3)

(1)	Base management fee expense for the years ended December 31, 2008 and 2007 includes $12.1 million and $0.4 million, respectively, of management fee expense in conjunction with our new management agreement with DCM, which is eliminated in consolidation.

The increase in expenses of $0.7 million for the year ended December 31, 2008, compared to the same period in 2007, was primarily attributable to increases of $2.0 million in legal fees and $1.6 million of insurance expense partially offset by a $2.6 million decrease in total management and incentive fee expense to a related party. The $2.0 million increase in legal fees was largely a result of our SEC investigation, and we believe the $1.6 million increase in insurance expense we believe was the result of generally higher premiums for companies who operate in our industry, due to volatility in the mortgage and credit markets, as well as increased premiums following the Merger. See “Part I — Item 3. Legal Proceedings” for further information concerning the SEC investigation. The $2.6 million decrease in total management and incentive fee expense to related party was the result of a $2.2 million decrease in incentive fee expense as our new management contract is now on a cost plus margin basis.

The decrease in expenses of $1.3 million in 2007 was primarily attributable to a $4.3 million decrease in total management and incentive fee expense to related party was caused by the reduction in net income as well as a reduction of equity during 2007. This decrease was partially offset by increased professional services of $2.1 million, which primarily related to certain deal related expenses associated with our initial terminated merger with Deerfield.

Other Income and (Loss) Gain

The following table summarizes our Principal Investing segment other income and (loss) gain for the periods presented:

	Year Ended December 31,			Variance
	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
	(In millions)

Net realized (loss) gain on available-for-sale securities	$—	$(2.7)	$9.8	$2.7	$(12.5)
Other-than-temporary impairment on available-for-sale securities	(4.7)	(109.6)	(7.0)	104.9	(102.6)

Net (loss) gain on available-for-sale securities	(4.7)	(112.3)	2.8	107.6	(115.1)

Net realized (loss) gain on trading securities	(179.4)	6.0	0.5	(185.4)	5.5
Net unrealized (loss) gain on trading securities	(36.5)	9.5	0.2	(46.0)	9.3

Net (loss) gain on trading securities	(215.9)	15.5	0.7	(231.4)	14.8

Net realized (loss) gain on loans and loans held for sale	(15.4)	0.4	1.5	(15.8)	(1.1)
Net unrealized loss on loans and loans held for sale	(83.6)	(15.0)	(0.4)	(68.6)	(14.6)

Net loss (gain) on loans and loans held for sale	(99.0)	(14.6)	1.1	(84.4)	(15.7)

Net realized (loss) gain on interest rate swaps	(277.4)	11.8	3.1	(289.2)	8.7
Net realized (loss) gain on credit default swaps	(2.4)	1.7	2.0	(4.1)	(0.3)
Net realized (loss) gain on total return swaps	(2.3)	0.9	(0.2)	(3.2)	1.1
Net realized loss on interest rate floors and caps	(1.7)	(4.4)	—	2.7	(4.4)
Net unrealized gain (loss) on interest rate swaps	50.4	(61.8)	(0.5)	112.2	(61.3)
Net unrealized gain (loss) on credit default swaps	0.2	(1.5)	0.8	1.7	(2.3)
Net unrealized gain (loss) on total return swaps	0.8	(1.6)	2.0	2.4	(3.6)
Net unrealized gain (loss) on interest rate floors and caps	1.1	(0.6)	(1.5)	1.7	0.9
Net unrealized loss on warrants	(1.1)	(0.2)	—	(0.9)	(0.2)

Net (loss) gain on derivatives	(232.4)	(55.7)	5.7	(176.7)	(61.4)

Dividend income	0.5	0.3	1.8	0.2	(1.5)
Other net loss (gain)	(0.9)	2.8	(1.5)	(3.7)	4.3

Dividend income and other net loss (gain)	(0.4)	3.1	0.3	(3.5)	2.8
Net other income and (loss) gain	$(552.4)	$(164.1)	$10.6	$(388.4)	$(174.7)

Total realized (loss) gain	$(479.0)	$16.8	$17.0	$(495.8)	$(0.2)

Total unrealized loss	$(73.4)	$(180.8)	$(6.4)	$107.4	$(174.4)

Net other income and (loss) gain had increased net losses of $388.4 million for the year ended December 31, 2008, compared to the same period for 2007. The $388.4 million net increases in losses during the year ended December 31, 2008 were primarily attributable to increased losses on trading securities, derivatives and loans held for investment and loans held for sale of $231.4 million, $176.7 million and $84.4 million, respectively, partially offset by decreased losses on available-for-sale securities of $107.6 million.

During the first quarter of 2008, our RMBS portfolio experienced a significant decrease in value fueled by the ongoing credit crisis. This reduced our ability to successfully finance and hedge our RMBS portfolio. We sold a substantial portion of our non-Agency RMBS and Agency RMBS to improve liquidity, which resulted in realized trading losses of $179.4 million for the year ended December 31, 2008. Unrealized losses on trading securities increased $36.5 million during the year as a result of the overall decrease in the value within the RMBS market. In conjunction with the sale of a substantial portion of our RMBS portfolio during the year ended December 31, 2008, we terminated 205 interest rate swaps with a notional amount of $6.6 billion, which resulted in net losses on interest rate swaps during the year ended December 31, 2008 of $227.0 million. The increase in losses on loans and loans held for sale was the result of the current weakness in the broader financial markets, where reduced liquidity across the spectrum of securities has driven down the valuations of our held for sale loan portfolio within Market Square CLO. The decreased losses on available-for-sale securities of $107.6 million during the year ended December 31, 2008 was the result of having a smaller portfolio of available-for-sale securities this year because of the adoption of SFAS No. 159 on January 1, 2008, which resulted in the transfer of all RMBS to trading securities.

Net other income and (loss) gain had increased net losses of $174.7 million in 2007 as compared to 2006. The increased losses in 2007 was primarily attributable to increased losses on available-for-sale securities, derivatives and loans of $115.1 million, $61.4 million and $15.7 million, respectively, partially offset by an increase in trading securities gains of $14.8 million. The increased losses on available-for-sale securities are the net result of impairment charges as we determined that we no longer had the intent or ability to hold these securities for a period of time sufficient to allow for recovery in market value and sales at unfavorable prices in an effort to improve our liquidity. The increases in derivative losses are primarily attributable to an increase in net unrealized loss on interest swaps of $61.3 million as a result of the de-designation of a significant amount of interest rate swaps during 2007, combined with unfavorable interest rate changes to these instruments during the period. Increases to realized loss on interest rate floors and caps, unrealized loss on total return swaps and unrealized loss on CDS transactions of $4.4 million, $3.6 million and $2.3 million, respectively, further contributed to the increased losses on derivatives. These losses were partially offset by an $8.7 million realized gain on interest rate swaps. The increased losses on loans was mainly the result of lower valuations on our held for sale loan portfolio within the Market Square CLO. The increased gains on trading securities were attributable to holding a larger portfolio of trading securities during 2007.

Income Tax Expense

For the years ended December 31, 2008 and 2007, the Principal Investing segment recorded income tax expense of $0.2 million and income tax benefit of $1.0 million, respectively. This amount is net of a full valuation allowance on the deferred tax assets. See “Income Taxes” within the “Critical Accounting Policies” section for a full discussion of our accounting for income taxes.

Contractual Obligations and Commitments

The table below summarizes our contractual obligations as of December 31, 2008. These obligations exclude interest expenses because such amounts are not fixed and determinable:

		Less Than			More Than
	Total	1 year	1- 3 Years	3 - 5 Years	5 years
	(In thousands)

Long term debt(1)	$716,417	$13,932	$—	$71,768	$630,717
Repurchase agreements	326,112	326,112	—	—	—
Lease(2)	16,193	1,220	2,436	2,548	9,989
Derivative liabilities(3)	13,529	13,529	—	—	—
Contractual bonus(4)	10,810	10,349	461	—	—
Interest payable(5)	6,606	6,606	—	—	—
Unfunded loan commitments(6)	5,093	5,093	—	—	—
Unsettled investment purchases	1,252	1,252	—	—	—
Contractual severance payments	1,083	1,053	30	—	—
Unsettled derivative termination	262	262	—	—	—

Total	$1,097,357	$379,408	$2,927	$74,316	$640,706

(1)	Long-term debt includes borrowings of $13.9 million under the Wachovia Facility. On November 30, 2008, we triggered an acknowledged termination event under the Wachovia Facility as discussed in “Liquidity and Sources of Funds — Principal Investing Segment — Non-Recourse Debt — Wachovia Facility.” The remaining long term debt consists of $276.0 million, $231.0 million, $123.7 million and $71.8 million related to Market Square CLO, DFR MM CLO, the trust preferred securities and Series A and Series B Notes, respectively. Market Square CLO debt is due in 2017, and DFR MM CLO debt is due in 2019. Market Square CLO debt is currently callable by us, quarterly at par, and DFR MM CLO debt can be called by us, quarterly at par, after July 20, 2010. $51.6 million of the trust preferred securities mature on October 30, 2035, but are callable by us on or after October 30, 2010, while the remaining $72.1 million mature on October 30, 2036, but are callable by us on or after October 30, 2011. The Series A and Series B Notes are due in December 2012. In all cases, the actual maturity date was used to reflect the period when these commitments would be due, which assumes we are able to stay in compliance with all agreements.

(2)	Amounts are based on cash payment requirements.

(3)	Derivative liabilities represents the fair value of the interest rate swaps, cap and CDS held in a liability position as of December 31, 2008. These contracts represent contractual agreements, where our obligation to pay is dependent upon termination or expiration of the contract and will vary from the fair value presented in this table based on changes in interest rates through the termination or expiration date. All derivative liabilities are categorized as payable within one year, although the length until their contractual expiration dates is significantly longer.

(4)	Contractual bonus represents the contractual bonuses for certain executives and other employees and the guaranteed payments following the announcement of the March 2008 Plan. Additionally, $2.4 million of contractual bonus was associated with terminated employees for service provided from January 1, 2008 through their termination date.

(5)	Interest payable represents the current interest payable as of December 31, 2008. Interest payable is calculated based on variable indexed interest rates, and therefore it was not practicable to estimate future interest payments. All interest payables are categorized as payable within one year, although the term of the underlying debt is significantly longer.

(6)	The unfunded loan commitments represent all amounts unfunded as of December 31, 2008. These amounts may or may not be funded to the borrowing party now or in the future. The unfunded loan commitments primarily relate to a revolving loan maturing on April 30, 2012; however, we are showing this amount in the less than 1 year category, as this entire amount is eligible for funding to the borrowers as of December 31, 2008.

Off-Balance Sheet Arrangements

In September 2005, August 2006 and October 2006, we formed the Trusts, which are VIEs. Through our wholly-owned subsidiary, DC LLC, we own 100% of the common shares of the Trusts, which issued, in the aggregate, $120.0 million of preferred shares to unaffiliated investors. DC LLC issued junior subordinated debt securities to the Trusts in the aggregate of $123.7 million, which are guaranteed by us. The rights of common shares of the Trusts are subordinate to the rights of the preferred shares only in the event of a default. Otherwise, the common stockholders’ economic and voting rights rank pari passu with the preferred stockholders. We record the investment in the Trusts’ common shares as other investments at cost and record dividend income upon declaration by the Trust. See “Part II — Item 8. Financial Statements and Supplementary Data” in Note 2 for a summary of the Trusts transactions. The junior subordinated debt securities are recorded as long term debt, and debt issuance costs are deferred in prepaid and other assets in the consolidated balance sheet. Interest on the debt securities and amortization of debt issuance costs are recorded in the consolidated statements of operations as interest expense.

As of December 31, 2008, we did not maintain any other relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose or VIEs, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of December 31, 2008, 2007, and 2006, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide additional funding to any such entities, except for the Trusts.

Liquidity and Capital Resources

We held cash and cash equivalents of $32.8 million as of December 31, 2008.

Our operating activities provided cash of $484.0 million for the year ended December 31, 2008, primarily through the following:

Net inflows and non-cash adjustments of $1.4 billion, consisting of the following:

•	Net sales of trading securities — $666.3 million

•	Net loss from trading securities — $220.0 million

•	Impairment on intangible assets and goodwill — $146.0 million

•	Net loss on loans held for investment and loans held for sale — $99.1 million

•	Amortization of net loss on previously designated derivatives — $97.0 million

•	Provision for loan losses — $76.0 million

•	Net change in operating assets and liabilities — $75.2 million

•	Depreciation and amortization— $9.4 million

•	Other-than-temporary impairment on available-for-sale securities— $4.7 million

•	Net premium and discount amortization on investments, loans and debt issue costs — $3.0 million

•	Share-based compensation — $0.8 million

•	Net loss on other investments — $0.7 million

•	Deferred tax benefit — $0.4 million

•	Non-cash rental expense — $0.2 million

Net outflows and non-cash adjustments totaled $914.8 million, consisting of the following:

•	Net loss — $757.4 million

•	Net changes in undesignated derivatives — $151.6 million

•	Net purchases of loans held for sale — $5.8 million

Our investing activities provided cash of $4.5 billion for the year ended December 31, 2008, primarily from the sale proceeds and principal payments from trading securities previously classified as available-for-sale of $4.4 billion and sale proceeds and principal payments on loans held for investment and loans held for sale and available-for-sale securities of $143.0 million and $26.0 million, respectively, partially offset by the origination and purchase of loans held for investment and the purchase of available-for-sale securities of $31.2 million and $2.4 million, respectively, and $29.8 million of changes in restricted cash and cash equivalents.

Our financing activities used cash of $5.1 billion for the year ended December 31, 2008, primarily for payments on repurchase agreements of $5.0 billion. Additional uses of cash included payments made on the Wachovia Facility of $62.5 million, dividend payments of $29.1 million, payments made on short term debt of $1.7 million, debt issuance costs of $1.2 million and payments made for the repurchase of our common stock of $1.0 million. These outflows were offset by proceeds from our Wachovia Facility of $3.0 million.

Leverage

The sale of a substantial portion of our RMBS portfolio has decreased our reliance on short term debt, in the form of repurchase agreements, used to finance that portfolio. Our RMBS holdings were $347.8 million and $6.3 billion as of December 31, 2008 and 2007, respectively. Our repurchase agreements liabilities were $326.1 million and $5.3 billion as of December 31, 2008 and 2007, respectively. Additionally, we have reduced our long term debt associated with the Wachovia Facility by $59.5 million for the year ended December 31, 2008. As discussed in more detail in the following section “Liquidity and Sources of Funds,” our remaining debt of $716.4 million consists of $520.9 million of non-recourse debt, $71.8 million of Series A and Series B Notes, due in 2012, and $123.7 million of trust preferred securities with $51.6 million and $72.1 million due in 2035 and 2036, respectively. During 2008, we obtained several waivers from the holders of our long term debt in order to stay in compliance with the terms thereof. We intend to continue to reduce our long term debt associated with the Wachovia Facility as we triggered an acknowledged termination event thereunder on November 30, 2008 as described in “Liquidity and Sources of Funds — Principal Investing Segment — Non-Recourse Debt — Wachovia Facility” below.

Although we continue to closely monitor our leverage, the changes in our business resulting from the Merger in 2007 and the termination of our REIT status on September 30, 2008 (retroactive to January 1, 2008) impact how we expect to use and manage leverage going forward. The acquisition of Deerfield, and our subsequent focus on our Investment Management segment, significantly reduces our need for leverage and equity to support our operations because of the generation of cash flows from contractual investment advisory fees. Additionally, the termination of our REIT status provides us with more flexibility to allocate capital to assets other than RMBS, although, in the near term, we expect to continue to hold our RMBS portfolio.

Liquidity and Sources of Funds

We believe that our current cash and cash equivalents, unencumbered liquid assets, net equity in financed RMBS portfolio along with cash flows from operations are adequate to meet anticipated long term (greater than one year) liquidity requirements. Unencumbered RMBS and unrestricted cash and cash equivalents aggregated $41.3 million at December 31, 2008. In addition, net equity in the financed RMBS portfolio (including associated interest rate swaps), excluding the unencumbered RMBS included above, totaled $17.7 million at year end. In total, we had unrestricted cash and cash equivalents, unencumbered RMBS and net equity in the financed RMBS portfolio of $59.0 million as of December 31, 2008. As of December 31, 2008, the fair value of our Agency RMBS and non-Agency RMBS portfolios were $342.4 million and $5.4 million, respectively. Our largest repurchase agreement counterparty has required that we maintain a minimum of $20.0 million of cash in their custody in order to maintain our current repurchase agreement margin percentages on our Agency RMBS. If we fail to satisfy this requirement, the counterparty will have the right to increase the margin percentages under our repurchase agreements and exercise other remedies.

We attempt to maintain our leverage at a level that ensures that our cash and cash equivalents will be sufficient to satisfy our liquidity requirements. However, if we are not successful, we may be required to sell additional RMBS or Corporate Loans and may be unable to do so on favorable terms or at all. Sales of additional RMBS or Corporate Loans at prices lower than their carrying value would result in further realized losses and reduced income. For further discussions concerning the availability of repurchase agreement financing, which we use to finance our RMBS portfolio, see “Trends — Liquidity” above. We may increase our capital resources by consummating offerings of securities or issuing new debt, possibly including preferred stock, common stock, commercial paper, medium-term notes, CDOs, collateralized mortgage obligations and other borrowings. The ability to execute these strategies will depend on, among other things, market conditions for capital raises and for the investment of any proceeds.

The lease on our corporate headquarters requires us to maintain a letter of credit, which was renewed in May 2008 and requires us to maintain $2.7 million of cash on deposit, with annual reductions of $0.3 million, with the letter of credit provider in a restricted account.

As we focus on growing our Investment Management segment, we expect to utilize our cash and liquidity to invest in new fund offerings. We also may use our cash for acquisition of CDO management contracts or other Investment Management opportunities. We expect to sell a substantial portion of our non-CLO Corporate Loan portfolio during 2009.

Investment Management Segment

The following is a summary of our recourse Investment Management segment borrowings as of December 31, 2008:

	Series A
	and Series B
	Notes

Outstanding balance (in thousands)	$71,768	(1)
Weighted average borrowing rate	8.53%
Weighted-average remaining maturity (in years)	4.0

(1)	Principal outstanding of $71.8 million is presented net of a $2.1 million discount.

On December 21, 2007, in connection with the Merger, we issued the Series A and Series B Notes to the sellers with a principal balance of $73.9 million ($48.9 million Series A Notes and $25.0 million Series B Notes) recorded at carrying value of $71.8 million, net of a $2.1 million fair value discount as of December 31, 2008 that will be amortized into interest expense using the effective yield method from issuance date to maturity on December 21, 2012. The Series A and Series B Notes are recourse debt. Recourse debt refers to deb that is a general obligation.

The holders of the Series A and Series B Notes entered into an intercreditor agreement (together with the note purchase agreements and related agreements, the Note Documents) with respect to their relative rights, which agreement provides, among other things, that the rights of the holders of the Series A Notes, including with respect to repayment of the Series A Notes, would be subordinated to the rights of the holders of the Series B Notes unless a specified principal amount of Series B Notes was prepaid by June 30, 2008. The required prepayment did not occur, and the Series A Notes are now subordinated to the Series B Notes. The Series A and Series B Notes are guaranteed by us and certain of our subsidiaries and are secured by certain equity interests owned by such guarantors as specified in the Note Documents. The Note Documents include an event of default if we fail to pay principal or interest due in respect of any material indebtedness or fail to observe the terms of or perform in accordance with the agreements evidencing such material indebtedness if the effect of such failure is to either permit the holders of such indebtedness to declare such indebtedness to be due prior to its stated maturity or make such indebtedness subject to a mandatory offer to repurchase.

The Series A and Series B Notes bear interest at a variable rate based upon LIBOR and an initial additional margin of 5.0% per year. Commencing 24 months after the issuance date, such additional annual margin of the Series A and Series B Notes will increase by increments of 0.5% per annum in each three-month period for eighteen months and 0.25% per year for each three-month period thereafter. We may redeem the Series A and Series B Notes before their maturity from time to time, in whole or in part, at a redemption price equal to 100% of the aggregate outstanding principal amount of the Series A and Series B Notes to be redeemed plus accrued and unpaid interest.

Subject to the terms of the intercreditor agreement, we must use a specified portion of the net cash proceeds received by us or any of our subsidiaries from any of the following transactions to make an offer to repurchase the Series A and Series B Notes at an offer price of 100% of the aggregate outstanding principal amount of the Series A and Series B Notes to be repurchased plus accrued and unpaid interest to the date of repurchase: (i) an asset sale outside the ordinary course of business or an event of loss, each as defined in the Note Documents, (ii) a debt issuance as defined in the Note Documents, (iii) an equity issuance as defined in the Note Documents, or (iv) certain exercises of warrants, rights, or options to acquire capital stock as defined in the Note Documents of us or any of our subsidiaries, in each case subject to specified exceptions set forth in the Note Documents.

In addition, the Note Documents require the issuer and us to use commercially reasonable efforts to obtain a replacement debt facility, the proceeds of which would be used to refinance the obligations under the Series A and Series B Notes.

On March 14, 2008, we entered into waivers, or the March Waivers, with the holders of our Series A and Series B Notes. The waivers extended through March 31, 2009, or the Waiver Period, and waived compliance with certain portions of a REIT qualification covenant contained in the related note purchase agreements. Pursuant to the waivers, we agreed to use reasonable best efforts to meet the requirements to qualify as a REIT during the Waiver Period. On May 29, 2008, we entered into amendments, or the May Amendments, to the March Waivers. The May Amendments extend the March Waivers through December 31, 2009. The March Waivers and the May Amendments were superseded by the amendments that we entered into with the holders of our Series A and Series B Notes on September 26, 2008, or the September Amendments. The September Amendments, among other things, removed the REIT qualification covenants in their entirety from the note purchase agreements governing our Series A and Series B Notes.

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

Principal Investing Segment

The following is a summary of our Principal Investing segment borrowings as of December 31, 2008:

	Recourse			Non-Recourse
		Trust
	Repurchase	Preferred		Term		Wachovia
	Agreements	Securities		Financing		Facility		Total

Outstanding balance (in thousands)	$326,112	$123,717		$507,000	(2)	$13,932		$970,761
Weighted average borrowing rate	1.63%	6.24%		5.09%		5.10%		4.07%
Weighted-average remaining maturity (in years)	0.02	27.43	(1)	9.33	(3)	—	(4)	8.00

(1)	$51.6 million of the trust preferred securities are callable by us after October 30, 2010, and $72.1 million are callable by us after October 30, 2011.

(2)	$276.0 million of the term financing is callable quarterly by us, and $231.0 million is callable after July 20, 2010 and quarterly thereafter.

(3)	Excludes $19.0 million of DFR MM CLO debt that is owned by us and eliminated upon consolidation. Had this debt been included, the weighted-average borrowing rate would be 5.21%, and the weighted-average remaining maturity would be 9.38 years.

(4)	On November 30, 2008, we triggered an acknowledged termination event under the Wachovia Facility as discussed in “Non-Recourse Debt — Wachovia Facility” below.

Recourse Debt

Recourse debt refers to debt that is a general obligation of ours. None of our long term debt is subject to potential margin calls for additional pledges of our cash or assets.

Repurchase Agreements

As of December 31, 2008, proceeds from repurchase agreements totaling $326.1 million, with a weighted-average current borrowing rate of 1.63%, were used to finance the acquisition of RMBS. We expect to continue borrowing funds in the form of repurchase agreements. As of December 31, 2008, we had outstanding repurchase agreement balances with two financial institutions. Our repurchase agreement liabilities are significantly concentrated with one counterparty that provides financing totaling 83.8% of the $326.1 million of repurchase agreement liabilities as of December 31, 2008. Increases in interest rates could reduce the value of our RMBS, which could limit our borrowing ability or cause our lenders to initiate additional margin calls. An increase in the percentage deduction of fair value of RMBS collateral that we receive in cash at the inception of the repurchase agreement, which we sometimes refer to as a haircut, imposed by our counterparties would limit our borrowing capacity. Amounts due upon maturity of our repurchase agreements will be funded primarily through the rollover or re-issuance of repurchase agreements and monthly principal and interest payments received on our RMBS.

The following table presents certain information regarding the amount at risk related to our repurchase agreements:

			Weighted-Average
			Maturity of Repurchase
			Agreements
	Amount at Risk(1)		(in Days)
	December 31,		December 31,
Repurchase Agreement Counterparties:	2008	2007	2008	2007
	(In thousands)		(In days)

Bank of America Securities LLC	$—	$1,429	—	11
Bear, Stearns & Co. Inc.	—	12,186	—	18
Barclays Bank Plc.	—	34,139	—	10
BNP Paribas Securities Corp.	—	19,699	—	18
Credit Suisse Securities (USA) LLC	—	61,084	—	27
Deutsche Bank Securities Inc.	5,247	27,476	7	7
Fortis Securities LLC	10,431	22,879	6	9
HSBC Securities (USA) Inc.	—	10,821	—	18
ING Financial Markets LLC	—	53,294	—	13
J.P. Morgan Securities Inc.	—	6,288	—	13
Lehman Brothers Inc.	—	5,773	—	5
UBS Securities LLC	—	23,569	—	11

Total	$15,678	$278,637	6	15

(1)	Equal to the fair value of securities pledged (including net additional repurchase agreement collateral pledged as of December 31 2008 and 2007 of $0.9 million and $35.6 million, respectively, which includes zero and $0.1 million, respectively, of accrued interest receivable), minus repurchase agreement liabilities and related accrued interest payable.

We are currently in violation of substantially all of our International Swap Dealers Association, or ISDA, agreements with our interest rate swap counterparties. Each of these ISDA agreements contains an equity decline trigger that we breached during the first quarter of 2008. This violation generally gives the counterparties the right to terminate the ISDA agreements and the related interest rate swaps. We have notified our active counterparties of the breach, and none of those counterparties has expressed an intention to terminate the ISDA agreements. To date, the violations of our ISDA agreements have not had a material adverse effect on our operations.

Trust Preferred Securities

On September 29, 2005, August 2, 2006 and October 27, 2006, we issued $51.6 million, $25.8 million and $46.3 million of unsecured junior subordinated notes payable to Trust I, Trust II and Trust III, respectively. The Trust I securities mature on October 23, 2035 but are callable by us on or after October 10, 2010. The Trust II and Trust III securities both mature on October 30, 2036 but are callable by us on or after October 30, 2011. Interest is payable quarterly at a floating rate equal to LIBOR plus 3.50% per annum Trust I and LIBOR plus 2.25% per annum for Trust II and Trust III. This rate was 6.97% for Trust I and 5.72% for Trust II and Trust III as of December 31, 2008.

We have issued a parent guarantee for the payment of any amounts to be paid by DC LLC under the terms of the junior subordinated debt securities debenture. The obligations under the parent guarantee agreement constitute unsecured obligations of DFR and rank subordinate and junior to all other senior debt. The parent guarantee will terminate upon the full payment of the redemption price for the trust preferred securities or full payment of the junior subordinated debt securities upon liquidation of the Trusts. The junior subordinated debt securities are subject to several non-financial covenants, including those which relate to compliance with laws, maintenance of service agreements, protection of collateral and various notification requirements. Trust I’s junior subordinated debt securities also had a $200.0 million consolidated net worth covenant, which was subsequently amended and temporarily waived as discussed below. Failure to meet these requirements may cause an event of default resulting in an acceleration of the outstanding indebtedness.

On February 29, 2008, we entered into a letter agreement, or the Letter Agreement, with the representative of the holders of our trust preferred securities. The Letter Agreement provided for a waiver of any prior noncompliance by DC LLC with the consolidated net worth covenant, or the Net Worth Covenant, contained in the indenture governing the trust preferred securities issued by Deerfield Capital Trust I and waived any future noncompliance with the Net Worth Covenant through the earlier to occur of March 31, 2009 or the date we entered into supplemental indentures relating to Deerfield Capital Trust I, Deerfield Capital Trust II and Deerfield Capital Trust III, or the Trusts, on agreed upon terms. DFR and the representative of the trust preferred securities agreed in the Letter Agreement that the Net Worth Covenant would be amended to include intangible assets and to reduce the threshold from $200.0 million to $175.0 million. We also agreed in the Letter Agreement that we would not allow DCM to incur more than $85.0 million of debt, we would conduct all of our asset management activities through DCM, we would not amend the Series A or Series B Notes, except in specified circumstances, we may permit payments in kind, in lieu of cash interest, on the Series A and Series B Notes subject to the $85.0 million cap described above and we would not allow a change of control of DCM or a sale, transfer, pledge or assignment of any material asset of DCM. We further agreed that the provisions described above will be applicable in most instances to the trust preferred securities issued by each of the Trusts.

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

On November 7, 2008, we entered into a letter agreement, or the November Letter Agreement, with the representative of the holders of our trust preferred securities. The November Letter Agreement provided a waiver of any prior noncompliance by DC LLC with the Net Worth Covenant and waived any future noncompliance with the Net Worth Covenant through April 1, 2010. DFR and the representative of the holders of the trust preferred securities agreed in the November Letter Agreement that we would be prohibited from incurring additional indebtedness except for indebtedness permitted to be incurred in accordance with provisions that are substantially similar to the provisions of the agreements governing the Series A and Series B Notes and declaring additional dividends or distributions on our capital stock except as permitted in accordance with provisions that are substantially similar to the provisions of the agreements governing the Series A and Series B Notes and that the representative of the holders of the trust preferred securities would have certain inspection rights. DFR and the representative of the holders of the trust preferred securities agreed to enter into supplemental indentures to the indentures governing each of the Trusts to reflect the foregoing agreement within 30 days of the date of the November Letter Agreement. We paid a one time fee of $375,000 to the representative of the holders of the trust preferred securities in connection with the November Letter Agreement and the related supplemental indentures. See “Part I — Item 1A. Risk Factors — Risks Related to Our Business Generally” for further discussion concerning the Trust Preferred Securities.

Non-Recourse Debt

Non-recourse debt refers to debt with recourse only to specific assets pledged as collateral to the lenders, such as warehouse facilities and the debt issued by CDOs that are consolidated by us as VIEs. The creditors of the non-recourse debt have no recourse to our other assets. None of the long term debt is subject to potential margin calls for additional pledges of our cash or assets.

Wachovia Facility

On March 10, 2006, we entered into a three-year revolving warehouse funding agreement with Wachovia. Financing under the Wachovia Facility is secured by assets ranging from large syndicated bank loans to subordinated notes and preferred stock. The Wachovia Facility is available to two bankruptcy remote special purpose vehicles (DWFC, LLC and Deerfield TRS (Bahamas) Ltd.), and Wachovia has full recourse only to the assets of these entities for the repayment of the outstanding debt under the Wachovia Facility, which totaled $23.3 million and $120.9 million as of December 31, 2008 and 2007, respectively. As of December 31, 2008 and 2007, we had $13.9 million and $73.4 million of debt outstanding under the Wachovia Facility, respectively. On November 30, 2008, we triggered an acknowledged termination event under the Wachovia Facility, which, among other things, gives Wachovia the right to declare the debt under the Wachovia Facility to be immediately due and payable in full. Wachovia has delivered a reservation of rights letter in respect of this termination event, but has not exercised any of its rights with respect thereto.

The Wachovia Facility was subject to renewal on April 8, 2008. On that date, Wachovia informed us that the financial institutions party to the Wachovia Facility would not renew the Wachovia Facility. As a result, we are unable to undertake additional borrowings under the Wachovia Facility and are required to use all principal, interest and other distributions on the assets purchased under the Wachovia Facility to repay all borrowings thereunder. We have not undertaken any borrowings under the Wachovia Facility to purchase any assets since July 2007.

On May 12, 2008, we entered into a forbearance agreement with respect to the covenant under the Wachovia Facility that we maintain stockholders’ equity of at least $240.0 million (the “Stockholders’ Equity Covenant”). The forbearance agreement provided that no action will be taken in respect of any prior noncompliance with the Stockholders’ Equity Covenant and waived any future noncompliance with the Stockholders’ Equity Covenant or the concentration limits relating to the composition of the collateral under the Wachovia Facility through September 10, 2008. In accordance with the forbearance agreement, we were required to immediately contribute $3.0 million to the Wachovia Facility to reduce borrowings. Additionally, under the forbearance agreement we were required to reduce the ratio of borrowings to aggregate par value of collateral under the Wachovia Facility (less certain adjustments) to 55% on or prior to July 17, 2008. We successfully met this threshold on July 17, 2008. In connection with the forbearance agreement, we also entered into an amendment of the Wachovia Facility which, among other things, increased the interest rate payable under the Wachovia Facility from LIBOR plus 200 basis points to LIBOR plus 250 basis points and eliminates the quarterly servicer fee payable to us, which instead was used to repay borrowings under the Wachovia Facility.

On August 11, 2008, we entered into an amended and restated forbearance agreement related to the Wachovia Facility extending the period through which no action will be taken in respect of any prior noncompliance with the Stockholders’ Equity Covenant as well as certain concentration limits relating to the composition of the collateral under the Wachovia Facility through the earlier of December 31, 2008 and the date of any breach of the forbearance agreement by us. Under this forbearance agreement, we were required to reduce the ratio of borrowings to aggregate par value of collateral held under the Wachovia Facility (less certain adjustments) to 52% by August 15, 2008, 50% by September 15, 2008, 40% by October 31, 2008, 25% by November 30, 2008 and 0% by December 31, 2008. We successfully met the forbearance agreement threshold on the August 15, 2008, September 15, 2008 and October 31, 2008 measurement dates. However, we did not meet the forbearance agreement threshold on November 30, 2008, resulting in the acknowledged termination event discussed above.

Market Square CLO

Market Square CLO’s debt securities bear interest at rates that reset quarterly based on varying spreads to three-month LIBOR. The long term debt issued by Market Square CLO had a weighted average interest rate of 5.00% and 5.67%, using the last reset dates as of December 31, 2008 and 2007, respectively.

The Market Square CLO notes are due in 2017, but are callable by us quarterly, at par, subject to certain conditions. Market Square CLO is a consolidated bankruptcy remote subsidiary, and the holders of its debt securities have recourse only to the collateral of Market Square CLO, which had a carrying value of $197.8 million and $291.0 million as of December 31, 2008 and 2007, respectively.

DFR MM CLO

DFR MM CLO’s debt securities bear interest at rates that reset quarterly based on varying spreads to three-month LIBOR. The long term debt issued by DFR MM CLO had a weighted average interest rate of 5.19% and 5.97% (5.44% and 6.33% including the $19.0 million of DFR MM CLO debt owned by us and eliminated upon consolidation), using the last reset dates as of December 31, 2008 and 2007, respectively.

The DFR MM CLO notes are due in 2019, but are callable by us, at par, on July 20, 2010 and quarterly thereafter, subject to certain conditions. DFR MM CLO is a consolidated bankruptcy remote subsidiary, and the holders of its debt securities have recourse only to the collateral of DFR MM CLO, which had assets with a carrying value of $293.8 million and $317.4 million as of December 31, 2008 and 2007, respectively.

Distribution Policy

We have historically made regular quarterly distributions of all or substantially all of our REIT taxable income to holders of our common stock to satisfy REIT requirements. As such, in order to avoid taxation at the corporate level on undistributed REIT taxable income for 2007, we declared a cash dividend of $0.85 per share on our common stock on August 11, 2008. The record date for the dividend was August 28, 2008, and the payment date was October 15, 2008. Additionally, the Board approved the payment of approximately $1.7 million on account of accrued dividends on our Series A cumulative convertible preferred stock issued in late 2007 and converted into common stock in March 2008, or the Series A Preferred Stock. As a result we believe we distributed at least 100% of our 2007 REIT taxable income. We are no longer subject to the distribution requirements applicable to REITs. The covenants contained in our indebtedness currently prohibit us from declaring dividends or distributions on our common stock, and therefore, we do not expect to make dividend distributions in the foreseeable future.

Recent Developments

Mayfair Transaction

On February 11, 2009, we assumed the management contract for Mayfair Euro CDO, a Euro-denominated CDO collateralized primarily by investment grade and high-yield corporate bonds. As of February 15, 2009, the aggregate principal balance of this CDO was approximately $137.0 million (converted from Euros at the February 15, 2009 exchange rate of 1.2765). This transaction was in line with our previously announced strategy to acquire and assume CDO management contracts from other investment managers.

2009 Interim Chairman Compensation Agreement

On March 5, 2009 we entered into a letter agreement, or the 2009 Rothschild Compensation Agreement, with Peter H. Rothschild setting forth the fees payable to him for his services as Interim Chairman of the Board for the year ended December 31, 2009. Mr. Rothschild has been a member of our Board since December 2004 and the Interim Chairman of the Board since April 19, 2007. The 2009 Rothschild Compensation Agreement provides for a base fee for 2009 of $500,000 and an expense reimbursement of $10,000 per month for expenses relating to office space, information technology and other items which Mr. Rothschild pays to his firm which provides him with office space and related infrastructure. The 2009 Rothschild Compensation Agreement also provides for two discretionary fees, a “Capital Transaction Success Fee” not to exceed $1,000,000 and a “Non-Capital Transaction Success Fee” not to exceed $500,000, which may be paid if certain specified conditions are met. The conditions for payment of the discretionary fees include, but are not limited to, Mr. Rothschild playing an instrumental role in arranging and completing a strategic transaction that substantially increases shareholder value. The Compensation Committee of the Board has complete discretion over whether to award the Capital Transaction Success Fee and the Non-Capital Transaction Success Fee and over the amount of the fees and the portion payable as cash or non-cash compensation. In addition, the 2009 Rothschild Compensation Agreement also provides for a “Fund Success Fee” of $250,000 relating to a proposed new investment fund, provided the closing of initial capital commitments to the fund occurs on or before June 30, 2009 and the total amount of such commitments exceeds $50.0 million.

Rights Plan

On March 11, 2009, our Board adopted a Rights Plan, and declared a dividend of one right, or Right, for each outstanding share of our common stock to stockholders of record at the close of business on March 11, 2009. The Rights will also attach to any additional shares of our common stock issued after March 11, 2009. The Rights Plan was not adopted in response to any effort to acquire control of our company, but as a means to preserve the use of previously accumulated NOLs, NCLs and certain other tax attributes by dissuading investors from aggregating ownership in our company and triggering an ownership change for purposes of Sections 382 and 383 of the Code.

Initially, the Rights will not be exercisable and will be attached to and automatically trade with our common stock. The Rights will separate from our common stock and a “distribution date” will occur, with certain exceptions, upon the earlier of (i) ten business days following a public announcement that a person or group of affiliated or associated persons has acquired beneficial ownership of 4.9% or more of our outstanding common stock, which person or group would then qualify as an “acquiring person,” or (ii) ten business days following the first public announcement of a persons intention to commence or the commencement of a tender offer or exchange offer that would result in a person becoming an acquiring person. In addition to other exceptions, a person will not become an acquiring person if such person acquired the shares of our common stock, directly or indirectly, as the result of a warrant, the exercise thereof, the transfer or acquisition of such warrant or common stock acquired thereby, where such warrant had first been issued upon approval by our Board unless and until such person and its affiliates and associates acquire any additional shares of our common stock then outstanding that are unrelated to the warrant. If the Rights become exercisable, each Right will entitle its holder to purchase one one-thousandth of a share of our Series A Junior Participating Preferred Stock at a purchase price of $16.00 per fractional share, subject to adjustment. The Rights have no voting privileges and will expire at the close of business on March 10, 2019, unless earlier expired, redeemed or exchanged by us. The Rights will expire at such time as the State Department of Assessments and Taxation of Maryland accepts for record a charter amendment providing for (as determined in good faith by our Board) restrictions on the transfer of our securities in order to preserve the benefits of our NOLs, NCLs or other tax attributes.

The Rights Plan contains customary “flip-in” and “flip-over” provisions such that if a person or group acquires beneficial ownership of 4.9% or more of our common stock and is determined by our Board to be an acquiring person, each Right (other than Rights held by the acquiring person) will entitle the holder to purchase common stock having a value of two times the exercise price of the Right.

The foregoing description of the Rights Plan does not purport to be complete and is qualified in its entirety by reference to the Rights Agreement, by and between us and American Stock Transfer & Trust Company LLC, as rights agent, dated as of March 11, 2009.

Indemnification Agreements

On March 13, 2009, following Board approval, we entered into indemnification agreements (the “Indemnification Agreements”) with each of our executive officers and directors. The Indemnification Agreements supplement existing indemnification provisions of our bylaws and charter and, in general, provide for indemnification to the maximum extent permitted by Maryland law, subject to the exceptions, terms and conditions provided in the Indemnification Agreements. The Indemnification Agreements also provide that we will advance to the indemnified person, upon receipt of certain written undertakings from the indemnified person, reasonable expenses incurred in connection with any proceeding arising out of such indemnified person’s service to our company. Any expenses we advance are required to be reimbursed by an indemnified person should a final judicial determination be made that indemnification is not available under applicable law. Pursuant to the Indemnification Agreements, we agreed to maintain or otherwise provide for the indemnified person to be covered by directors’ and officers’ liability insurance in a commercially reasonable amount for such period of time as the indemnified person may be subject to any liability arising out of their service to our company.

The foregoing description of the Indemnification Agreements does not purport to be complete and is qualified in its entirety by reference to the form of Indemnification Agreement, a copy of which is filed herewith as Exhibit 10.51 and incorporated herein by reference.

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

As of December 31, 2008, the primary component of our market risk was interest rate and spread risk, as described below. While we do not seek to avoid risk completely, we actively manage interest rate risk, and regularly assess whether earnings in the portfolio include appropriate compensation for the inherent market risks to which it is exposed. In light of these risks, we regularly consider our capital levels and currently are focused on redeploying capital from Principal Investing activities to growing our Investment Management segment.

Interest Rate Risk

We are subject to interest rate risk primarily in connection with our investments in hybrid adjustable-rate and fixed-rate RMBS and our debt obligations related to those investments, which are generally repurchase agreements of short duration that periodically reset at current market rates. We seek to manage this risk through utilization of derivative contracts, primarily interest rate swap agreements.

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

In order to mitigate our interest rate exposure, we have five interest rate swap transactions outstanding as of December 31, 2008. The following table summarizes the expiration dates of these contracts and their notional amounts:

Year of	Notional
Expiration	Amount
(In thousands)

2009	$80,000
2010	10,000
2012	50,000
2018	25,000

Total	$165,000

Our hedging strategies are partly based on assumed levels of prepayments of our RMBS. If prepayments are slower or faster than assumed, the life of the RMBS will be longer or shorter, which changes the net impact of our hedging activity and may cause unexpected gains or losses on such transactions. Hedging strategies involving the use of derivative instruments are highly complex and may produce volatile returns.

Extension Risk

The majority of our RMBS portfolio consists of hybrid adjustable-rate RMBS, which have interest rates that are fixed for the first several years of the loan (typically three, five, seven or 10 years) and, thereafter, reset periodically on the same basis as adjustable-rate RMBS. We compute the projected weighted-average life of our RMBS based on assumptions regarding the rate at which the borrowers will prepay the underlying mortgages. In general, when a fixed-rate or hybrid adjustable-rate residential mortgage-backed security is funded by a short term borrowing, we may, but are not required to, enter into an interest rate swap agreement or other hedging instrument that effectively fixes a portion of our borrowing costs for a period close to the anticipated weighted-average life of the fixed-rate portion of the related RMBS. This strategy is designed to protect a portion of our portfolio from increased funding costs due to rising interest rates because the borrowing costs are not fixed for the duration of the fixed-rate period of the related residential mortgage-backed security.

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

Hybrid Adjustable-Rate RMBS Interest Rate Cap Risk

We also invest in hybrid adjustable-rate RMBS which are based on mortgages that are typically subject to periodic and lifetime interest rate caps and floors, which limit the amount by which the security’s interest rate may change during any given period. However, our borrowing costs pursuant to our repurchase agreements will not be subject to similar restrictions. Therefore, in a period of increasing interest rates, interest rate costs on our borrowings could increase without limitation by caps, while the interest-rate yields on our hybrid adjustable-rate RMBS could be limited by caps. These factors could lower our net interest income or cause a net loss during periods of rising interest rates, which would negatively impact our financial condition, cash flows and results of operations.

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

Our analysis of portfolio risks is based on management’s experience, estimates, quantitative analysis and assumptions. These analyses rely on models, which utilize estimates of fair value and interest rate sensitivity. Actual economic conditions or implementation of investment decisions by our management may produce results that differ significantly from the estimates and assumptions used in our models and the projected results reflected herein.

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

We primarily assess our interest rate risk by estimating the duration of our assets and the duration of our liabilities. Duration essentially measures the market price volatility of financial instruments as a function of interest rates changes. We calculate duration using various third party financial models and empirical data. Different models and methodologies can produce different duration numbers for the same securities.

The following sensitivity analysis table shows the impact on the estimated fair value of our RMBS interest rate-sensitive investments and interest rate swaps as of December 31, 2008, assuming rates instantaneously fall 100 basis points and rise 100 basis points. The below table excludes the securities held in Market Square CLO and DFR MM CLO because these investments are impacted by cash flows and the terms of their respective indentures, rather than fair values.

	Interest Rates		Interest Rates
	Fall 100		Rise 100
	Basis Points	Unchanged	Basis Points
	(Dollars in thousands)

RMBS
Fair value	$353,290	$347,817	$343,591
Change in fair value	$5,473		$(4,226)
Change as a percent of fair value	1.57%		(1.22)%
Interest Rate Swaps
Fair value	$(17,487)	$(12,999)	$(8,696)
Change in fair value	$(4,488)		$4,303
Change as a percent of fair value	n/m		n/m
Net Portfolio Impact	$985		$77

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

As of December 31, 2008, substantially all investments in our alternative investments portfolio (non-RMBS) are instruments with variable interest rates that are indexed to LIBOR. Because the variable rates on these instruments are short term in nature, we are not exposed to material changes in fair value as a result of changes in interest rates.

Risk Management

We employ active risk monitoring for both our portfolio management and operational activities within the business. Our risk management program seeks to address not only the risks of unexpected portfolio losses, but also the operational risks that can have major adverse impacts on our business results. Portfolio risks include potential losses due to price volatility, position sizing and leverage. Operational risks include settlement and clearing of transactions, properly recording and valuing positions, supervision of traders, counterparty credit monitoring and approval, custodian reconciliations, trader authorization, accounting and regulatory.

Our Risk Management Committee is comprised of senior professionals and is charged with identifying appropriate risks, devising effective tools to monitor those risks, actively reviewing the current state of various risk indicators and reporting to management on its activities.

Our risk management effort employs various systems including a proprietary in-house trade processing system with numerous built-in protective functions such as counter party authorization, timely trade entry and trader limits. This system provides real time reporting to all departments, including the trading desks, operations, counterparty credit and accounting.

Our systems are backed up nightly, with tapes taken offsite and stored with a third-party disaster recovery provider. Our disaster recovery plan is designed to allow for a complete return of critical operations within 24 hours. The plan includes access to an offsite facility and daily offsite storage of systems data with automatic systems backup. We also have access to an alternative regional disaster center. The disaster recovery plan is tested and updated periodically and lists the processes required to allow for full systems recovery.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

DEERFIELD CAPITAL CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Deerfield Capital Corp.

Rosemont, Illinois

We have audited the accompanying consolidated balance sheets of Deerfield Capital Corp. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2008. We also have audited the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Deerfield Capital Corp. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/  Deloitte & Touche LLP

Chicago, Illinois
March 16, 2009

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(In thousands, except share and per share amounts)

ASSETS
Cash and cash equivalents	$32,791	$113,733
Due from broker	15,065	270,630
Restricted cash and cash equivalents	76,892	47,125
Available-for-sale securities, including zero and $4,884,023 pledged — at fair value	2,338	4,897,972
Trading securities, including $340,866 and $733,782 pledged — at fair value	347,977	1,444,505
Other investments	4,764	5,472
Derivative assets	132	4,537
Loans held for sale	218,137	267,335
Loans held for investment	255,351	466,360
Allowance for loan losses	(19,979)	(5,300)

Loans, net of allowance for loan losses	235,372	461,060
Investment advisory fee receivables	4,012	6,409
Interest receivable	5,843	39,216
Other receivable	4,249	22,912
Prepaid and other assets	11,831	14,721
Fixed assets, net	9,143	10,447
Intangible assets, net	28,310	83,225
Goodwill	—	98,670

TOTAL ASSETS	$996,856	$7,787,969

LIABILITIES
Repurchase agreements, including $407 and $20,528 of accrued interest	$326,112	$5,303,865
Due to broker	1,514	879,215
Dividends payable	—	21,944
Derivative liabilities	13,529	156,813
Interest payable	6,606	28,683
Accrued and other liabilities	15,112	35,652
Short term debt	—	1,693
Long term debt	716,417	775,368

TOTAL LIABILITIES	1,079,290	7,203,233

Series A cumulative convertible preferred stock; $0.001 par value, zero and 14,999,992 shares issued and outstanding (aggregate liquidation value of zero and $150,000)	—	116,162

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, par value $0.001:
100,000,000 shares authorized; zero and 14,999,992 shares issued and outstanding as described above	—	—
Common stock, par value $0.001: 500,000,000 shares authorized; 6,455,466 and 5,175,272 shares issued and 6,449,102 and 5,165,532 shares outstanding	6	5
Additional paid-in capital	865,869	748,262
Accumulated other comprehensive loss	(4,256)	(83,783)
Accumulated deficit	(944,053)	(195,910)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(82,434)	468,574

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$996,856	$7,787,969

See notes to consolidated financial statements.

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2008	2007	2006
	(In thousands, except share and per share amounts)

Revenues
Interest income	$122,341	$492,901	$459,298
Interest expense	84,804	393,387	372,615

Net interest income	37,537	99,514	86,683
Provision for loan losses	75,996	8,433	2,000

Net interest (expense) income after provision for loan losses	(38,459)	91,081	84,683
Investment advisory fees	40,161	1,455	—

Total net revenues	1,702	92,536	84,683

Expenses
Compensation and benefits	26,917	1,309	—
Management fee expense to related party	—	12,141	15,696
Incentive fee expense to related party	—	2,185	3,335
Professional services	7,178	4,309	2,179
Insurance expense	2,907	751	718
Other general and administrative expenses	5,859	2,753	1,810
Depreciation and amortization	9,442	297	—
Occupancy	2,518	68	—
Cost savings initiatives	1,821	—	—
Impairment of intangible assets and goodwill	146,006	—	—

Total expenses	202,648	23,813	23,738

Other Income and (Loss) Gain
Net (loss) gain on available-for-sale securities	(4,694)	(112,296)	2,790
Net (loss) gain on trading securities	(219,988)	15,496	750
Net (loss) gain on loans held for investment and loans held for sale	(99,047)	(14,550)	1,167
Net (loss) gain on derivatives	(232,383)	(55,746)	5,664
Dividend income and other net (loss) gain	(1)	3,117	265

Net other income and (loss) gain	(556,113)	(163,979)	10,636

(Loss) income before income tax expense	(757,059)	(95,256)	71,581
Income tax expense	351	980	6

Net (loss) income	(757,410)	(96,236)	71,575
Less: Cumulative convertible preferred stock dividends and accretion	2,393	355	—

Net (loss) income attributable to common stockholders	$(759,803)	$(96,591)	$71,575

NET (LOSS) INCOME PER SHARE — BASIC	$(116.65)	$(18.72)	$13.92
NET (LOSS) INCOME PER SHARE — DILUTED	$(116.65)	$(18.72)	$13.88
WEIGHTED-AVERAGE NUMBER OF SHARES OUTSTANDING — BASIC	6,513,674	5,160,625	5,141,919
WEIGHTED-AVERAGE NUMBER OF SHARES OUTSTANDING — DILUTED	6,513,674	5,160,625	5,158,078

See notes to consolidated financial statements.

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

					Accumulated
	Common Stock		Additional	Deferred	Other			Comprehensive
		Par	Paid-in	Equity	Comprehensive	Accumulated		Income
	Shares	Value	Capital	Compensation	Loss	Deficit	Total	(Loss)
	(In thousands)

Balance — January 1, 2006	5,166	$5	$747,965	$(2,397)	$(44,703)	$(3,667)	$697,203
Net income						71,575	71,575	$71,575
Available-for-sale securities — fair value adjustment net of reclassification adjustments					9,327		9,327	9,327
Designated derivatives — fair value adjustment net of reclassification adjustments					(11,783)		(11,783)	(11,783)

Comprehensive income								$69,119

Reclassification of deferred equity to additional paid in capital			(2,397)	2,397
Reversal of accrual for shelf registration			48				48
Share-based compensation	6		3,233				3,233
Dividends declared						(80,650)	(80,650)

Balance — December 31, 2006	5,172	5	748,849	—	(47,159)	(12,742)	688,953

Net loss						(96,236)	(96,236)	$(96,236)
Available-for-sale securities — fair value adjustment net of reclassification adjustments					15,359		15,359	15,359
Designated derivatives — fair value adjustment net of reclassification adjustments					(156,953)		(156,953)	(156,953)
Deconsolidation of Pinetree CDO					104,927		104,927	104,927
Foreign currency translation gain					43		43	43

Comprehensive loss								$(132,860)

Share-based compensation	3		476				476
Dividends declared						(86,932)	(86,932)
Preferred stock dividend and accretion			(355)				(355)
Equity issuance cost — Pinetree deconsolidation			186				186
Acquisition of common stock through Merger	(9)		(894)				(894)

Balance — December 31, 2007	5,166	5	748,262	—	(83,783)	(195,910)	468,574

Net loss						(757,410)	(757,410)	$(757,410)
Cumulative effect adjustment from the adoption of SFAS No. 159					(14,914)	14,914
Available-for-sale securities — fair value adjustment net of reclassification adjustments					(2,554)		(2,554)	(2,554)
Previously designated derivatives — amortization of net loss					97,040		97,040	97,040
Foreign currency translation loss					(45)		(45)	(45)

Comprehensive loss								$(662,969)

Conversion of Series A cumulative convertible preferred stock into common stock	1,500	2	117,163				117,165
Share-based compensation	4		3,805				3,805
Dividends declared						(5,647)	(5,647)
Preferred stock dividend and accretion			(2,393)				(2,393)
Stock repurchase	(221)	(1)	(968)				(969)

Balance — December 31, 2008	6,449	$6	$865,869	$—	$(4,256)	$(944,053)	$(82,434)

See notes to consolidated financial statements.

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(757,410)	$(96,236)	$71,575
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Net premium and discount amortization on investments, loans and debt issuance	3,008	22,450	27,088
Share-based compensation	839	370	3,032
Hedge ineffectiveness	—	4,237	170
Net sales (purchases) of trading securities	666,317	(621,144)	(90,448)
Net loss (gain) from trading securities	219,988	(15,496)	(750)
Other-than-temporary impairment on available-for-sale securities	4,717	109,559	7,005
Net loss (gain) on other investments	708	(2,806)	1,540
Net (purchases) proceeds on loans held for sale	(5,821)	10,340	10,790
Net loss on loans held for investment and loans held for sale	99,060	14,629	(228)
Provision for loan losses	75,996	8,433	2,000
Net realized (gain) loss on available-for-sale securities	(23)	2,738	(9,800)
Net changes in undesignated derivatives	(151,587)	58,483	2,502
Amortization of net loss (gain) on previously designated derivatives	97,040	(19,508)	(4,751)
Net cash paid on terminated designated derivatives	—	(24,158)	13,147
Depreciation and amortization	9,442	298	—
Impairment of intangible assets and goodwill	146,006	—	—
Non-cash rental expense	199	36	—
Provision for income tax	—	979	6
Deferred tax benefit	400	—	—
Changes in operating assets and liabilities:
Due from broker	95,929	(85,723)	(7,333)
Interest receivable	25,919	4,667	(15,177)
Other receivable	2,011	60	(1,101)
Prepaid and other assets	448	(297)	3
Accrued interest on repurchase agreements	(20,122)	(26,329)	20,070
Due to broker	(2,299)	(20,527)	(8,591)
Interest payable	(7,090)	16,842	21,316
Management and incentive fee payable to related party	—	591	(1,160)
Accrued and other liabilities	(19,652)	(3,105)	2,016

Net cash provided by (used in) operating activities	484,023	(660,617)	42,921

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted cash and cash equivalents	(29,767)	(28,207)	44,048
Purchase of available-for-sale securities	(2,378)	(1,945,912)	(3,198,161)
Proceeds from the sale of available-for-sale securities	—	3,492,918	1,092,566
Principal payments on available-for-sale securities	25,943	1,304,849	1,497,947
Proceeds from the sale of trading securities previously classified as available-for-sale	4,178,310	—	—
Principal payments on trading securities previously classified as available-for-sale	201,347	—	—
Origination and purchase of loans held for investment	(31,190)	(279,938)	(362,154)
Principal payments on loans held for investment	88,107	173,455	94,223
Proceeds from sale of loans held for investment	34,648	64,912	—
Proceeds from sale of loans held for sale previously classified as held for investment	20,245	—	—
Purchase of other investments	—	(560)	(2,889)
Proceeds from sale of other investments	—	—	5,147
Purchases of fixed assets	(16)	—	—
Purchase of DCM, net of cash acquired	—	13,609	—

Net cash provided by (used in) investing activities	4,485,249	2,795,126	(829,273)

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (payments) borrowing under repurchase agreements	(4,957,631)	(2,041,841)	571,402
Proceeds from issuance of long term debt	—	231,000	72,167
Payments made on long term debt	—	(534)	(175)
Proceeds from Wachovia Facility	3,000	78,200	260,950
Payments made on Wachovia Facility	(62,502)	(265,715)	—
Payment of debt issuance costs	(1,244)	(6,860)	(4,407)
Payments on designated derivative containing a financing element	—	(395)	403
Dividends paid	(29,050)	(86,919)	(77,007)
Payment of offering costs	—	(235)	—
Payments made on short term debt	(1,674)	—	—
Payment made for repurchase of common stock	(971)	—	—

Net cash (used in) provided by financing activities	(5,050,072)	(2,093,299)	823,333

Foreign currency translation	(142)	—	—
Net (decrease) increase in cash and cash equivalents	(80,942)	41,210	36,981
Cash and cash equivalents at beginning of period	113,733	72,523	35,542

Cash and cash equivalents at end of period	$32,791	$113,733	$72,523

SUPPLEMENTAL DISCLOSURE:
Cash paid for interest	$119,129	$227,258	$385,408
Cash paid for income taxes	4,136	62	62
NONCASH INVESTING AND FINANCING ACTIVITIES:
Unsettled available-for-sale-securities purchases — due to broker	—	—	131,990
Unsettled available-for-sale sales — due from broker	—	—	232,547
Net settlement of interest expense from derivatives	—	9,301	6,335
Settlement of interest income as an addition to principal balance of loans held for investment and loans held for sale	6,325	6,498	4,197
Receipt of warrants	1,062	370	—
Principal payments receivable from available-for-sale securities	—	22,824	16,901
Principal payments receivable from loans held for investment	—	226	292
Dedesignation of hedging swaps	—	10,632	—
Issuance of stock for payment of prior year incentive fee	—	2	201
Share-based compensation	2,966	—	—
Dividends declared, not yet paid	—	21,736	21,732
Series A cumulative convertible preferred stock dividend and accretion	2,393	355	—
Merger purchase price adjustments	561	—	—
Issuance of Series A cumulative convertible preferrred stock for the purchase of DCM	—	117,930	—
Merger and deal costs	—	7,607	—
Acquisition of DCM:
Assets acquired, net of cash received	—	216,469	—
Liabilities assumed	—	27,999	—
Cash acquired	—	13,609	—
Assets acquired in exchange for Series A cumulative convertible preferred stock and Series A and B Notes	—	202,079	—
Deconsolidation of Pinetree CDO and sale of preference shares:
Disposition of assets	—	300,316	—
Reduction of liabilities	—	190,927	—
Reversal of other comprehensive loss as a result of deconsolidation	—	105,122	—

See notes to consolidated financial statements.

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION

Deerfield Capital Corp. (“DFR” and, together with its subsidiaries, the “Company”) is a Maryland corporation. The Company, through its wholly-owned subsidiary, Deerfield Capital Management LLC (“DCM”), manages client assets, including bank loans and other corporate debt, residential mortgage backed securities (“RMBS”), government securities and asset-backed securities (“ABS”). In addition, its Principal Investing segment has an investment portfolio comprised of fixed income investments, including bank loans and other corporate debt and RMBS. Historically, the Company had elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”). However, the Company’s REIT status terminated (retroactive to January 1, 2008) during the third quarter of 2008 when, in an effort to increase stockholder value, the Company converted to a C corporation to maximize use of significant potential tax benefits and provide more flexibility with respect to future capital investment.

DFR was externally managed by DCM from the commencement of its operations in December 2004 until December 21, 2007 when the Company acquired Deerfield & Company LLC (“Deerfield”), the parent company of DCM (the “Merger”). As a result of the Merger, Deerfield and its subsidiaries became indirect wholly-owned subsidiaries, and DFR became internally managed. See Note 3 for further discussion of the Merger.

After the close of business on October 16, 2008, the Company effected a 1-for-10 reverse stock split of its common stock. All share and per share amounts reflected throughout the consolidated financial statements and notes thereto have been retroactively restated to reflect the reverse stock split.

On November 20, 2008, the Company transferred the listing of its common stock from the New York Stock Exchange (the “NYSE”) to the NYSE Alternext US LLC (the “NYSE Alternext”). The Company’s common stock continues to trade under the ticker symbol “DFR”.

The Company intends to operate in such a way as to be excluded from registration under the Investment Company Act of 1940, as amended (the “1940 Act”). Historically, the Company has done so primarily by ensuring that 55% of the assets of its subsidiary Deerfield Capital LLC (“DC LLC”) were mortgage loans and other qualifying assets. As a result of the sales of RMBS during the first three months of 2008, DC LLC no longer complied with this test. Accordingly, the Company has been relying on a temporary exemption used by companies that have fallen out of compliance with their permanent exemptions from regulation under the 1940 Act. This temporary exemption expired in early March 2009, and if the Company had been unable to restore its compliance with other exemptions from the 1940 Act by that date, the Company would have been required to either register as an investment company or to acquire or dispose of assets in order to meet a permanent exemption.

The Company complied with a permanent exemption prior to the expiration of its temporary exemption and is currently in compliance with an exemption. The Company needed to ensure not only that DFR itself qualified for an exclusion or exemption from regulation under the 1940 Act, but also that each of its subsidiaries qualified. DFR, as well as DC LLC, is excluded from registration under the 1940 Act because no more than 40% of its assets, on an unconsolidated basis, excluding cash and government securities, are investment securities. The Company intends to continue to qualify for this exclusion by monitoring the value of all its subsidiaries and any investment securities it owns to ensure that at all times, no more than 40% of its assets, on an unconsolidated basis, excluding certain items, will be investment securities under the 1940 Act.

Business Segments

The Company operates within two business segments:

Investment Management — The Company manages assets within a variety of investment vehicles, including collateralized debt obligations (“CDOs”), separately managed accounts and investment funds and earns investment advisory fees for providing its services. The Company specializes in managing corporate debt, RMBS, government securities, commercial real estate and ABS.

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Principal Investing — The Company has a portfolio of investments comprised primarily of fixed income investments, including bank loans and other corporate debt and RMBS. Income from this business segment is influenced by three factors: (i) the net spread, or difference, between the interest income the Company earns on its investment portfolio and the cost of its borrowings net of hedging derivatives, (ii) the net recognized gains and losses, if any, on the Company’s investment portfolio and (iii) provision for loan losses, if any. Investments in senior secured loans (first lien and second lien term loans), senior subordinated debt facilities and other junior securities, typically in middle market companies across a range of industries, are referred to as “Corporate Loans.”

Liquidity and Capital Resources

The Company sought to improve stability in its liquidity position by decreasing its investment in RMBS and liquidating other assets on its balance sheet during the year ended December 31, 2008. The Company has been adversely impacted by the continuing deterioration of global credit markets during the year ended December 31, 2008. The most pronounced impact was on the Company’s non-Agency RMBS portfolio (as defined below). This portfolio experienced a significant decrease in value during the first three months of 2008 fueled by the credit crisis. This negative environment affected the Company’s ability to successfully finance and hedge its RMBS portfolio in several ways. First, as financing conditions worsened and the value of the non-Agency RMBS portfolio declined, the Company sold a significant portion of its RMBS to improve liquidity.

Second, repurchase agreement counterparties in some cases ceased financing non-Agency collateral and, in other cases, significantly increased the equity, or “haircut,” required to finance such collateral. The reduction of available creditworthy counterparties further restricted the Company’s ability to obtain financing on favorable terms.

Finally, the Company has a long standing practice of hedging a substantial portion of the interest rate risk that it incurs in connection with its RMBS portfolio. This hedging is generally accomplished using interest rate swaps under which the Company agrees to pay a fixed interest rate in return for receiving a floating interest rate. As the credit environment worsened in early 2008, it created a flight to U.S. Treasury securities and prompted further Federal Reserve rate cuts, and interest rates decreased sharply. This, in turn, required the Company to post additional collateral to support declines in the fair value of its interest rate swap portfolio. While Agency RMBS demonstrated offsetting gains providing releases of certain margin, non-Agency RMBS experienced significant price declines which, coupled with losses on the interest rate swap portfolio, exacerbated the strain on the Company’s liquidity.

During the year ended December 31, 2008, the credit environment and overall economy deteriorated and contributed to the decline in the Company’s overall market capitalization and overall asset values. The Company recognized significant allowance for loan losses and losses on assets held in the Principal Investing segment portfolio. The Company’s Investment Management segment was negatively impacted by reduced investment advisory fees and net income. The continued deterioration of global credit markets and significant decline in the overall market capitalization of the Company during the first quarter of 2008 was a triggering event for an analysis of possible goodwill impairment. A decline in market multiples for comparable companies largely contributed to the $20.0 million of goodwill impairment recorded during the first quarter of 2008. As a result of the further decline in the Company’s overall market capitalization during the third quarter of 2008, the Company performed another analysis of goodwill impairment as of September 30, 2008 and determined that impairment on the remaining goodwill balance was necessary. The Company also recorded $47.3 million in impairment charges on intangible assets during the year ended December 31, 2008, consisting of $35.4 million related to the management contracts for the investment funds, which performed poorly and were liquidated during the year, $7.9 million related to CDO management contracts and $4.0 million related to the “Deerfield” trade name. See Note 12 for further discussion on intangible asset and goodwill impairments.

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On November 7, 2008, the Company entered into the November Letter Agreement with the representative of the holders of its trust preferred securities. The November Letter Agreement provided a waiver of any prior noncompliance by DC LLC with the Net Worth Covenant and waived any further noncompliance with the Net Worth Covenant through April 1, 2010. See Note 16 for further discussion concerning the trust preferred securities.

The Company believes that its current cash and cash equivalents, unencumbered liquid assets, net equity in financed RMBS portfolio along with cash flows from operations, among other things, are adequate to meet anticipated long term (greater than one year) liquidity requirements. Unencumbered RMBS and unrestricted cash and cash equivalents aggregated $41.3 million at December 31, 2008. In addition, net equity in the financed RMBS portfolio (including associated interest rate swaps), excluding the unencumbered RMBS included above, totaled $17.7 million at year end. In total, the Company had unrestricted cash and cash equivalents, unencumbered RMBS and net equity in the financed RMBS portfolio of $59.0 million as of December 31, 2008. As of December 31, 2008, the fair value of the Company’s Agency RMBS and non-Agency RMBS portfolios were $342.4 million and $5.4 million, respectively. The Company’s largest repurchase agreement counterparty has required that it maintain a minimum of $20.0 million of cash in their custody in order to maintain its current repurchase agreement margin percentages on the Company’s Agency RMBS. If the Company fails to satisfy this requirement, the counterparty will have the right to increase the margin percentage under the repurchase agreements and exercise other remedies.

Agency-issued RMBS are backed by mortgage loans and are guaranteed as to principal and interest by federally chartered entities such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”), and, in the case of the Government National Mortgage Association (“Ginnie Mae”), the U.S. government. The Company refers to these entities as “Agencies” and to RMBS guaranteed or issued by the Agencies as “Agency RMBS.” The Company’s Agency RMBS portfolio at December 31, 2008 consists of Fannie Mae and Freddie Mac securities. The Company’s non-Agency RMBS portfolio consists of two securities with estimated fair values of $3.6 and $1.8 million that are currently rated “A” and “B”, respectively, by Standard & Poor’s.

2.	ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS

Basis of Presentation — The accompanying consolidated financial statements have been prepared by the Company in accordance with GAAP.

Principles of Consolidation — The consolidated financial statements include the financial statements of DFR and its subsidiaries which are wholly-owned and entities which are variable interest entities (“VIEs”) in which the Company is the primary beneficiary under Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (revised 2004), Consolidation of Variable Interest Entities (“FIN 46(R)”). An enterprise is the primary beneficiary if it absorbs a majority of the VIE’s expected losses or receives a majority of the VIE’s expected residual returns, or both. All intercompany balances and transactions have been eliminated in consolidation.

Reclassifications — Certain amounts in the consolidated financial statements and notes as of and for the years ended December 31, 2007 and 2006 and have been reclassified to conform to the presentation as of and for the year ended December 31, 2008.

Investment Advisory Fees — The Company receives investment advisory fees, which include various forms of management and performance fees, from the investment vehicles managed by the Company. These fees, paid periodically in accordance with the individual management agreements between the Company and the individual investment entities, are generally based upon the net asset values of investment funds and separately managed accounts (collectively, “Funds”) and the aggregate collateral amount of CDOs, as such terms are defined in the individual management agreements. The Company refers to Funds and CDOs

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

collectively as “Investment Vehicles.” Management fees are recognized as revenue when earned. In accordance with Emerging Issues Task Force of the Financial Accounting Standards Board (“EITF”) Topic D-96, Accounting for Management Fees Based on a Formula, the Company does not recognize these fees as revenue until all contingencies have been removed. Contingencies may include the generation of sufficient cash flows by the CDOs to pay the fees under the terms of the related management agreements and the achievement of minimum CDO and Fund performance requirements specified under the related management agreements and certain other agreements with investors. In connection with these agreements with investors, the Company has subordinated receipt of certain of its management fees.

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

Variable Interest Entities — FIN 46(R) addresses the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to a VIE and generally requires that the assets, liabilities and results of operations of a VIE be consolidated into the financial statements of the enterprise that has a controlling financial interest in the VIE. The interpretation provides a framework for determining whether an entity should be evaluated for consolidation based on voting interests or significant financial support provided to the entity (variable interest). The Company considers all counterparties to the transaction to determine whether the entity is a VIE and, if so, whether the Company’s involvement with the entity results in a variable interest in the entity. If the Company is determined to have a variable interest in the entity, an analysis is performed to determine whether the Company is the primary beneficiary. If the Company is determined to be the primary beneficiary, then it is required to consolidate the VIE into the consolidated financial statements. The Company consolidated Market Square CLO Ltd. (“Market Square CLO”) for the years ended December 31, 2008, 2007 and 2006 and DFR Middle Market CLO Ltd. (“DFR MM CLO”) for the years ended December 31, 2008 and 2007 as it is deemed to be the primary beneficiary of these entities. The Company also consolidated Pinetree CDO Ltd. (“Pinetree CDO”) for the years ended December 31, 2007 and 2006, but on December 31, 2007, the Company sold all of its interests in Pinetree CDO and deconsolidated Pinetree CDO as it was no longer the primary beneficiary. As a result of the Pinetree CDO sale, pursuant to the terms of the related management agreement, the Company began to receive investment advisory fees from Pinetree CDO.

Although the Company consolidates 100% of the assets and liabilities of Market Square CLO and DFR MM CLO, the Company’s maximum exposure to loss on its investments in these entities is limited to the initial investments of $24.0 million and $69.0 million, respectively. As of December 31, 2008, the Company had recorded losses in excess of its economic risk for Market Square CLO of $79.3 million consolidated in its total equity. The economic impact of the Company’s investments in the DFR MM CLO and Market Square CLO is subject to their respective indentures and associated waterfall priority of payments. Therefore, the Company’s economics are determined by the cash flows received from these investments subject to deferral or elimination, as set forth in their respective indentures. These economic impacts diverge from results recorded in conformity with GAAP. The debtholders of Market Square CLO and DFR MM CLO only have recourse to the assets of those entities, and not to the general assets of the Company. The Company consolidated assets of $200.8 million and $297.2 and liabilities of $280.1 million and $233.6 million, related to Market Square CLO and DFR MM CLO, respectively as of December 31, 2008.

The Company has a variable interest in each of the CDOs it manages due to the provisions of the various management agreements. As of December 31, 2008, the Company also had a direct ownership interest in another CDO, Forest Creek CLO Ltd. (“Forest Creek CDO”), where its ownership of preferred shares is less than 5% of the CDO’s total debt and equity. As of December 31, 2008, the Company’s maximum loss

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

exposure relating to its variable interest in Forest Creek CDO is comprised of its investment balance of $0.2 million in addition to the potential loss of future management fees. The Company has determined that it does not have a majority of the expected losses or returns in Forest Creek CDO or any of the other CDOs that it manages, other than Market Square CLO and DFR MM CLO, and is, therefore, not a primary beneficiary of these CDOs. Accordingly, pursuant to the provisions of FIN 46(R), the underlying assets and liabilities related to these transactions are not consolidated with the Company’s financial statements.

On September 29, 2005, August 2, 2006 and October 27, 2006, the Company formed Deerfield Capital Trust I (“Trust I”), Deerfield Capital Trust II (“Trust II”) and Deerfield Capital Trust III (“Trust III”) (collectively the “Trusts”), respectively. Trust I, Trust II and Trust III are all unconsolidated VIEs. The Trusts were formed for the sole purpose of issuing and selling trust preferred securities. In accordance with FIN 46(R), the Trusts are not consolidated into the Company’s consolidated financial statements because the Company is not deemed the primary beneficiary of the Trusts. The Company owns 100% of the common shares of the Trusts ($1.6 million, $0.7 million and $1.4 million in Trust I, Trust II and Trust III, respectively). Trust I, Trust II and Trust III issued $50.0 million, $25.0 million and $45.0 million, respectively, of preferred shares to unaffiliated investors. The rights of holders of common shares of the Trusts are subordinate to the rights of the holders of preferred shares only in the event of a default; otherwise the common stockholders’ economic and voting rights are pari passu with the preferred stockholders. The Company’s $3.7 million investment in the Trusts’ common shares represents the Company’s maximum exposure to loss and is recorded in other investments at cost with dividend income recognized upon declaration by the Trusts. See Note 16 for further discussion of the trust preferred securities and junior subordinated debt securities.

Cash and Cash Equivalents — Cash and cash equivalents include cash on hand and securities with maturities of less than 90 days when acquired, including reverse repurchase agreements, overnight investments and short term treasuries.

Restricted Cash and Cash Equivalents — Restricted cash and cash equivalents represent amounts held by third parties for settlement of certain obligations and cash, subject to certain restrictions, held in collateralized debt obligations.

Fair Value Measurements and Presentation - Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework used to measure fair value and enhances disclosure requirements for fair value measurements. In accordance with SFAS No. 157, the Company has categorized its financial instruments carried at fair value, based on the priority of the valuation technique, into a three-level fair value hierarchy. The valuation hierarchy is based upon the transparency of the inputs to the valuation of the asset or liability as of the measurement date. A financial instrument’s categorization within the valuation hierarchy is based on the lowest level of input that is significant to the fair value measurement. The three levels are defined as follows:

Level 1 — inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

The types of assets carried at Level 1 generally are equity securities listed on an active exchange. The Company held no Level 1 securities as of December 31, 2008.

Level 2 — inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

The Company’s assets and liabilities that are generally included in this category are Agency RMBS and interest rate derivatives.

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Level 3 — inputs to the valuation methodology include significant unobservable inputs to the fair value measurement. This includes situations where there is little, if any, market activity for the asset or liability. However, a substantial number of the Level 3 asset valuations are provided by independent third parties.

The Company’s assets and liabilities that are generally included in this category are non-Agency RMBS, commercial mortgage-backed securities (“CMBS”), corporate bonds, preferred shares of CDOs, certain loans and loans held for sale, credit default swaps, or CDS transactions, and total return swaps.

As defined in SFAS No. 157, fair value is the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation models involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments’ complexity. Beginning January 1, 2008, assets and liabilities recorded at fair value in the consolidated financial statements are categorized for disclosure purposes based on the level of judgment associated with the inputs used to measure their value as described above. See Note 4 for disclosures required by SFAS No. 157.

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

The availability of observable inputs can vary depending on the financial asset or liability and is affected by a wide variety of factors, including, for example, the type of product, whether the product is new, whether the product is traded on an active exchange or in the secondary market and the current market conditions. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, by the Company or independent third parties, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for assets classified in Level 3.

The Company has controls in place to ensure that its valuations are appropriate. Any changes to the valuation methodology are reviewed by management to confirm that the changes are justified. As markets change, new products develop and the pricing for products becomes more or less transparent, the Company will continue to refine its valuation methodologies.

On January 1, 2008, the Company also adopted SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities (“SFAS No. 159”), which provides an option to elect fair value as an alternative measurement for selected financial assets not previously recorded at fair value. The Company elected the fair value option for all RMBS and preferred shares of CDOs previously recorded as available-for-sale securities and also elected to de-designate all previously designated interest rate swaps. The Company did not elect to record any of its liabilities at fair value. See Note 5 for further information.

Securities — The Company’s securities investments are primarily Agency RMBS issued in the United States market.

SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS No. 115”), requires certain investments to be classified as either trading, available-for-sale or held-to-maturity. The

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

majority of the Company’s securities are classified as trading securities with changes in fair value recognized in the consolidated statement of operations. All investments classified as trading and available-for-sale are reported at fair value in accordance with the methodologies described above. Unrealized gains and losses on available-for-sale securities are reported as a component of accumulated other comprehensive loss in stockholders’ equity.

Periodically, all available-for-sale and held-to-maturity securities are evaluated for other-than-temporary impairment, which is a decline in the fair value of an investment below its amortized cost attributable to factors that suggest the decline will not be recovered over the investment’s anticipated holding period. The Company uses the guidelines prescribed under SFAS No. 115, EITF No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets, and U.S. Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 5(m), Other-Than-Temporary Impairment for Certain Investments in Debt and Equity Securities. Other-than-temporary impairments are recognized in net (loss) gain on available for sale securities in the consolidated statement of operations.

Interest income is accrued based upon the outstanding principal amount of the securities and their contractual interest terms. Premiums and discounts are amortized or accreted into interest income over the estimated lives of the securities using a method that approximates the effective yield method in accordance with SFAS No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases. For securities rated “A” or lower, the Company uses the interest recognition method as prescribed under the EITF No. 99-20. The use of these methods requires the Company to project cash flows over the remaining life of each asset. These projections include assumptions about interest rates, prepayment rates, the timing and amount of credit losses and other factors. The Company reviews and makes adjustments to cash flow projections on an ongoing basis and monitors those projections based on input and analyses received from external sources, internal models and the Company’s own judgment and experience. There can be no assurance that the Company’s assumptions used to estimate future cash flows or the current period’s yield for each asset will not change in the near term. The cost recovery method is utilized for certain preferred shares of CDOs for which cash flows can not be reliably estimated.

Security purchases and sales are recorded on the trade date. Realized gains and losses from the sale of securities are determined based upon the specific identification method.

The Company’s investments in limited partnerships and limited liability companies are accounted for under the equity method unless the Company’s interest is so minor that the Company has virtually no influence over the entity’s operating and financial policies. The cost method is used for investments that do not meet the equity method criteria.

Loans — The Company primarily purchases senior secured and unsecured loans, which the Company classifies as either held for sale or held for investment, depending on the investment strategy for each loan. Loans held for sale are carried at the lower of cost or fair value. If the fair value of a loan is less than its cost basis, a valuation adjustment is recognized in the consolidated statement of operations, and the loan’s carrying value is adjusted accordingly. The valuation adjustment may be recovered in the event the fair value increases. Loans held for investment are carried at amortized cost with an allowance for loan losses, if necessary. Any premium or discount is amortized or accreted to interest income over the life of the loan using a method that approximates the effective yield method. Interest income is accrued based upon the outstanding principal amount of the loans and their contractual terms. The classification of loans may change from held for investment to held for sale. When such a change occurs, the loans are adjusted to the lower of cost or fair value with the provision for loan losses reflecting the difference. This establishes a new cost for the purposes of applying the lower of cost or fair value policy.

Allowance and Provision for Loan Losses — In accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, the Company establishes an allowance for loan losses at a level considered adequate

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

based on management’s evaluation of all available and relevant information related to the loan portfolio, including historical and industry loss experience, economic conditions and trends, estimated fair value and quality of collateral, estimated fair values of loans and other relevant factors.

To estimate the allowance for loan losses, the Company first identifies impaired loans. The Company considers a loan to be impaired when, based on current information and events, management believes it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. When a loan is impaired, the allowance for loan losses is increased by the amount of the excess of the amortized cost basis of the loan over the present value of the projected future cash flows except that, if practical, the loan’s observable market price or the fair value of the collateral may also be used. The Company considers the current financial information of the borrowing company and its performance against plan and changes to the market for the borrowing company’s service or product amongst other factors when evaluating projected future cash flows. Increases in the allowance for loan losses are recognized in the consolidated statements of operations as a provision for loan losses. If the loan or a portion thereof is deemed uncollectible, a charge-off or write-down of a loan is recorded, and the allowance for loan losses is reduced.

An impaired loan may be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90-days delinquent for possible placement on non-accrual status when management believes that scheduled debt service payments will not be met within the coming 12 months. When placed on non-accrual status, all accrued but uncollected interest is reversed and charged against interest income. While on non-accrual status, interest income is recognized only upon actual receipt. However, when there is doubt regarding the ultimate collectibility of loan principal, the cost recovery method is utilized. Loans are restored to accrual status after principal and interest payments are brought current and future contractual amounts due are reasonably assured.

Derivative Financial Instruments — The Company enters into derivative contracts, including interest rate swaps, as a means of mitigating the Company’s interest rate risk on forecasted rollover or re-issuance of repurchase agreements and certain long term debt for a specified future time period. On January 1, 2008, the Company elected to de-designate all interest rate swaps previously designated as hedges for accounting purposes. Prior to adoption and de-designation, designated interest rate swaps were carried at fair value with changes in value recorded directly into equity through other comprehensive loss, to the extent effective as a hedge, and net interest accrual on interest rate swaps designated as a hedge were reflected as an increase or decrease to interest expense for the period. See Note 5 for further information. The Company may also enter into interest rate caps and floors, CDS transactions, total return swaps and warrants. These derivatives are carried at their fair value with changes in fair value reflected in the consolidated statement of operations.

Fixed Assets — Fixed assets are stated at cost, net of accumulated depreciation. Depreciation generally is recorded using the straight-line method over the estimated useful lives of the various classes of fixed assets. Accelerated methods are used for income tax purposes. Leasehold improvements are amortized over the shorter of their estimated useful lives or remaining life of the lease using the straight-line method. The Company does not consider renewal options for the determination of the amortization of leasehold improvements unless renewal is considered reasonably assured at the inception of the lease. Fixed assets are periodically reviewed for indications of impairment and written down to fair value if deemed impaired.

Impairment of Goodwill and Other Intangible Assets — Goodwill represents the excess cost of a business acquisition over the fair value of the net assets acquired. Intangible assets are comprised of finite-lived and indefinite-lived assets. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), indefinite-lived assets and goodwill are not amortized. For tax purposes, however, the Company amortizes goodwill. Finite-lived intangibles are amortized over their expected useful lives.

Goodwill is tested for impairment at least annually or more frequently if events or circumstances, such as adverse changes in business climate, indicate that there may be impairment. SFAS No. 142 requires, on a

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reporting unit level, a comparison of the book value of net assets to their estimated fair value. If the fair value is determined to be less than book value, a second step is performed to compute the amount of the impairment. In this process, an implied fair value of goodwill is estimated in the same manner as the amount of goodwill recognized in a business combination. If the carrying amount of the reporting unit exceeds the implied fair value of that goodwill, an impairment loss will be recognized in an amount equal to the excess. The loss recognized cannot exceed the carrying amount of the goodwill.

Likewise, intangible assets are tested for impairment at least annually or more frequently if events or circumstances indicate that the asset might be impaired. An impairment charge is recorded if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its fair value.

After an impairment charge is recognized, the adjusted carrying amount of the intangible asset, including goodwill, is the new cost basis. Any recovery in value is not recognized unless the underlying asset or net asset is subsequently sold. The evaluation of goodwill and intangible assets for impairment requires management to make estimates and exercise significant judgment. As of December 31, 2008, the Company has recognized full impairment of its goodwill, and recorded significant impairment charges to its intangible assets, recorded as a result of the Merger.

Borrowings — The Company finances the acquisition of its securities and loan portfolios primarily through the use of repurchase agreements, securitization transactions structured as secured financings and issuance of junior subordinated debt securities. The Company financed a portion of the Merger with senior secured debt. Repurchase agreements are carried at their outstanding principal or contractual amounts including accrued interest, while senior secured debt, securitization debt and junior subordinated debt securities are carried at their outstanding principal or contractual amounts. The senior secured debt was recorded at a discount, which is being amortized to interest expense over the life of the debt.

Due from Brokers and Due to Brokers — Amounts due from brokers and due to brokers generally represent unsettled trades and cash balances held with brokers as part of collateral requirements related to derivatives and repurchase agreements. Amounts due from brokers and due to brokers are recorded as assets and liabilities, respectively.

Foreign Currency Translation — Financial statements of a foreign subsidiary are prepared in its local currency and translated into U.S. dollars at the exchange rate as of the balance sheet date for assets and liabilities and at a monthly average rate for revenues and expenses. Net gains or losses resulting from the translation of foreign financial statements are charged or credited to currency translation adjustment, a separate component of accumulated other comprehensive income (loss) within the consolidated statement of stockholders’ equity (deficit).

Income Taxes — Historically, DFR had elected to be taxed as a REIT. Accordingly, its REIT taxable income was not subject to federal income tax to the extent the Company distributed such income to its stockholders and fulfilled certain REIT asset, income, stock ownership and record keeping requirements. However, during the third quarter of 2008, the Company converted to a C corporation to maximize the use of significant potential tax benefits and provide more flexibility with respect to future capital investment. The termination of the Company’s REIT status was retroactive to January 1, 2008, resulted in the Company becoming taxable as a C corporation for the entire 2008 taxable year and will prevent the Company from qualifying as a REIT, should it desire to do so, until its 2013 taxable year.

For the 2008 taxable year, DFR expects to file a consolidated U.S. federal income tax return with all of its domestic corporate subsidiaries, including Deerfield TRS Holdings, Inc. (“TRS Holdings”), the five domestic corporations that own the Company’s investment in DFR MM CLO, DFR TRS I Corp. and DFR TRS II Corp. (the entities that own 100% of the equity of Deerfield as a result of the Merger). Filing a consolidated tax return will allow the Company to use the significant tax losses incurred during 2007 and 2008 to offset not only DFR’s stand-alone taxable income but also the taxable income of its subsidiaries that were previously treated as domestic taxable REIT subsidiaries (“TRSs”), and not consolidated for tax purposes.

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Additionally, Deerfield Capital Management (Europe) Limited, a subsidiary of the Company, is subject to taxation by the Inland Revenue Service of the United Kingdom.

As a result of the Merger, the Company entered into a new management agreement with DCM, which was a TRS. The management fees are calculated on a cost plus basis. The accrual for payment of management fees under this new agreement is eliminated in consolidation. For tax reporting purposes for the year ended December 31, 2007, the management fee income was included in the calculation of income taxes payable to DCM, and the management fee expense was a deduction to taxable income.

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

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income taxes. Tax years that remain open to examination by major tax jurisdictions include 2005 to 2008. The adoption of FIN 48 had no material impact on the Company’s consolidated financial statements.

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

The Company accounts for restricted stock, restricted stock units and stock options granted to employees in accordance with SFAS No. 123(R). Under SFAS No. 123(R), the cost of employees services received in exchange for an award of share-based compensation is generally measured based on the grant-date fair value of the award. Share-based awards that do not require future service (i.e. vested awards) are expensed immediately. Share-based employee awards that require future service are amortized over the relevant service

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

period. Amortization is recognized as compensation expense in the consolidated statement of operations with an offsetting increase in additional paid in capital in the consolidated balance sheet.

Incentive Fee Expense — In accordance with the management agreement that was in effect prior to the Merger, the Company paid an incentive fee, determined quarterly, to DCM if the Company’s financial performance exceeded certain benchmarks. The incentive fee was accrued and expensed during the period for which it was earned. The incentive fee was paid in both cash and stock, subject to certain limitations and elections. Upon payment, the payable was reduced through a reduction of cash and a contribution to equity as a result of the issuance of the Company’s common stock in the period after the fee was earned. The Company accounts for the share-based payment portion of the incentive fee in accordance with SFAS No. 123(R) and EITF No. 96-18. As a result of the Merger, the management agreement was terminated and a new agreement was executed which does not provide for an incentive fee.

Net Income (Loss) Per Share — Basic net income (loss) per common share is calculated by dividing net income (loss) attributable to common stockholders for the period by the weighted-average number of shares of the Company’s common stock outstanding for that period. Diluted income per common share is calculated on net income (loss) and takes into account the effect of dilutive instruments, such as stock options and restricted stock, but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding. Additionally, the dilutive impact of the Series A cumulative convertible preferred stock issued in connection with the Merger and converted into common stock on a one-for-one basis on March 11, 2008, was included in the diluted income per common share calculation to the extent it was not anti-dilutive. See Note 18 for the computation of earnings per share.

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

Concentrations of Credit Risk and Other Risks and Uncertainties — The Company’s investments in securities are primarily concentrated in securities that pass through collections of principal and interest from underlying mortgages, and there is a risk that some borrowers on the underlying mortgages will default. Therefore, mortgage-backed securities may bear some exposure to credit losses. However, the Company mitigates credit risk by primarily holding securities that are either guaranteed by government (or government-sponsored) agencies.

The Company bears certain other risks typical in investing in a portfolio of mortgage-backed securities. The principal risks potentially affecting the Company’s consolidated financial position, consolidated results of operations and consolidated cash flows include the risks that: (a) interest rate changes can negatively affect the fair value of the Company’s mortgage-backed securities, (b) interest rate changes can influence borrowers’ decisions to prepay the mortgages underlying the securities, which can negatively affect both cash flows from, and the fair value of, the securities, and (c) adverse changes in the fair value of the Company’s mortgage-backed securities and/or the inability of the Company to renew short term borrowings can result in the need to sell securities at inopportune times and incur realized losses.

The Company enters into derivative transactions as hedges of interest rate exposure and in the course of investing with counterparties. In the event of nonperformance by a counterparty, the Company is potentially exposed to losses although the counterparties to these agreements are primarily major financial institutions with investment grade ratings.

Recent Accounting Pronouncements

In February 2008, the FASB issued Staff Position (“FSP”) No. 140-3 Accounting for Transfers of Financial Assets and Repurchase Financing Transactions (“FSP No. 140-3”), which relates to SFAS No. 140, Accounting for

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”), in order to address certain situations where assets purchased from a particular counterparty and financed through a repurchase agreement with the same counterparty can be considered and accounted for as separate transactions. Historically, the Company recorded such assets and the related financing on a gross basis as separate transactions in the consolidated balance sheet, and the corresponding interest income and interest expense in the Company’s consolidated statements of operations. FSP No. 140-3 assumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement, or a linked transaction. However, if certain criteria are met, the initial transfer and repurchase financing shall not be treated as a linked transaction, rather are evaluated separately under SFAS No. 140. The Company adopted FSP No. 140-3 on January 1, 2009, and the adoption has had no impact as no linked transactions have occurred since adoption.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”), which amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”). This statement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative contracts. The Company will include the required additional disclosure beginning with its first quarter 2009 financial statements.

In June 2008, the FASB issued Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method described in FASB Statement No. 128, Earnings per Share. The Company adopted FSP EITF 03-6-1 on January 1, 2009, and the adoption had no impact on the Company’s consolidated financial statements.

In September 2008, the FASB issued Staff Position No. FAS 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161 (“FSP FAS 133-1 and FIN 45-4”). FSP FAS 133-1 and FIN 45-4 was issued to address concerns that current disclosure requirements for derivative instruments and certain guarantees do not adequately address potential adverse effects of changes in credit risk on the financial position, financial performance and cash flows of the sellers of credit derivatives and certain guarantees. FSP FAS 133-1 and FIN 45-1 expands the qualitative disclosures to include the nature of the credit derivative, the maximum potential amount of future payments (undiscounted) the seller could be required to make under the credit derivative, the fair value of the credit derivative as of the date of the statement of financial position and the nature of any recourse provisions that would enable the seller to recover any amounts paid under the credit derivative from third parties. FSP FAS 133-1 and FIN 45-1 also requires the disclosure of any assets held either as collateral or by third parties which upon the occurrence of a triggering event or condition under the credit derivative enable the seller to obtain and liquidate to recover all or a portion of the amount paid under the credit derivative. The Company has adopted FSP FAS 133-1 and FIN 45-4 in the Company’s consolidated financial statements.

In October 2008, the FASB issued Staff Position SFAS No. 157-3, Determining the Fair Value of a Financial Asset when the Market for that Asset is Not Active (“FSP SFAS No. 157-3”). FSP SFAS No. 157-3 is intended to enhance the comparability and consistency in fair value measurements of financial assets that trade in inactive markets and includes an illustrative example addressing how assumptions should be considered when measuring fair value when relevant observable inputs do not exist, as well as how market quotes and available observable inputs in an inactive market should be considered when measuring fair value. The Company has taken FSP SFAS No. 157-3 into consideration when measuring fair value of its assets and liabilities in the Company’s consolidated financial statements.

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In December 2008, the FASB issued Staff Position No. FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities (“FSP SFAS No. 140-4 and FIN 46(R)-8”), which amends SFAS No. 140, to require additional disclosures about transfers of financial assets and FIN 46(R), to require additional disclosures about VIEs for both public enterprises and sponsors that have a variable interest in a VIE. The disclosures required are intended to provide greater transparency to financial statement users about a transferor’s continuing involvement with transferred financial assets and an enterprise’s involvement with VIEs and qualifying special purpose entities. The Company has adopted FSP SFAS No. 140-4 and FIN 46(R)-8 in its disclosures in the Company’s consolidated financial statements.

In January 2009, the FASB issued Staff Position No. EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20 (“FSP EITF 99-20-1”). FSP EITF No. 99-20-1 was issued to achieve a more consistent determination of whether an other-than-temporary impairment has occurred. FSP EITF No. 99-20-1 was effective for annual reporting periods ending after December 15, 2008. The Company has taken FSP EITF No. 99-20-1 into consideration in its analysis of securities with potential other-than-temporary impairment and disclosures regarding securities in an unrealized loss position in the Company’s consolidated financial statements.

3.	MERGER WITH DEERFIELD

On December 21, 2007, the Company completed the Merger, and, as a result, Deerfield became its indirect wholly-owned subsidiary. The fair values of the assets acquired and liabilities assumed in the Merger were estimated by management at the time of the Merger utilizing, among other things, the assistance of an independent valuation firm. Deerfield’s investment management contracts were valued using the income approach. This approach requires a projection of revenues and expenses specifically attributable to the asset being valued so that an estimated cash flow stream can be derived. The income approach estimates fair value based on the present value of the cash flows that the asset can be expected to generate in the future. Deerfield’s computer software system and the “Deerfield” trade name were valued using the relief from royalty method, which is a variation of the income approach. This method assumes that if the subject intangible assets were not already available, a royalty would have to be paid on the development and use of comparable alternative intangible assets. This method uses a market-derived royalty rate which is applied to net revenue projections so that an estimate cash flow stream can be derived. The relief of royalty method estimates fair value based on the present value of such cash flows and accounts for a terminal value which is calculated by capitalizing the after tax cash flow for the final projection year and discounting to the calculation date. The non-compete agreements contained within various Deerfield employment contracts were valued using a lost revenues approach, which is a variation of the income approach. This approach uses estimates of probable revenue losses if key individuals were to initiate competition with the Company. The potential revenue losses are translated into profits which are then discounted to present value after taxes.

The aggregate consideration for the Merger was 14,999,992 shares (not adjusted to reflect the 1-for-10 reverse stock split effected on October 16, 2008) of Series A cumulative convertible preferred stock (the “Series A Preferred Stock”) (see Note 19), $73.9 million in aggregate principal amount of Series A Senior Secured Notes (“Series A Notes”) and Series B Senior Secured Notes (“Series B Notes”) (collectively the “Series A and Series B Notes”) (See Note 14), $1.1 million cash payment to sellers and $14.8 million of transaction related costs, including $6.8 million of seller related transaction costs. The 14,999,992 shares of Series A Preferred Stock were valued at $7.75 per share based on an average price of DFR’s common stock two days before, the day of and two days after December 18, 2007, the date the transaction was announced, in accordance with EITF No. 99-12, Determination of the Market Price of Acquirer Securities Issued in a Purchase Business Combination. The $73.9 million of Series A and Series B Notes were determined to have an aggregate fair value of $71.2 million with the $2.7 million discount being amortized over the five-year life

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of the notes. Deerfield’s results of operations and cash flows subsequent to December 21, 2007 have been included in the accompanying consolidated statements of operations and cash flows.

During the year ended December 31, 2008, the Company made certain changes to the fair value of certain assets and liabilities assumed in the Merger. A summary of the recorded fair values of the assets and liabilities assumed in the Merger, including subsequent purchase price adjustments recorded during the year ended December 31, 2008, is as follows:

	Original	Purchase	Adjusted
	Estimate of	Price	Estimate of
	Fair Value	Adjustments	Fair Value
	( In thousands)

Fair value of assets acquired, excluding cash acquired	$216,469	$563	$217,032
Assumed liabilities	(27,999)	(2)	(28,001)

	$188,470	$561	$189,031

Summary of consideration, net of cash acquired:
Series A Preferred Stock, at fair value	116,015	70	116,085
Series A and Series B Notes, at fair value	71,206	—	71,206
Net cash acquired	(13,609)	—	(13,609)
Other capitalized transaction costs	14,858	491	15,349

Total consideration	$188,470	$561	$189,031

The following unaudited pro forma combined financial information gives effect to the Merger as if the acquisition of Deerfield had been completed as of the beginning of the period presented. This unaudited pro forma combined financial information is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the Merger had been consummated during the period or as of the dates for which the pro forma data is presented, nor is it necessarily indicative of future operating results of DFR.

Unaudited Pro Forma Information
Year Ended December 31, 2007
(In thousands, except per share data)

Total net revenues	$135,657
Loss before income tax expense	$(110,722)
Net loss	$(106,694)
Net loss attributable to common stockholders	$(131,315)
Net loss per share — basic and diluted	$(25.40)

See Note 12 for discussion of impairment charges taken during the year ended December 31, 2008 related to intangible assets and goodwill recorded in conjunction with the Merger.

4.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The following is a description of the valuation methodologies used for instruments measured at fair value, including the general classification of such instruments pursuant to the valuation hierarchy as described in Note 2, based on their classification in the consolidated balance sheet. Management, from time to time, may make adjustments to valuation methodologies described below under certain market conditions. Management maintains a consistent policy and process for identifying when and how such adjustments should be made. To the extent that a significant fair value adjustment is made by management, the valuation classification would

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

generally be considered a Level 3 within the fair value hierarchy. The Company adjusted its valuation methodology for certain loans held for sale for the year ended December 31, 2008.

Available-for-sale securities

Available-for-sale securities include high-yield corporate bonds and ABS held in Market Square CLO Ltd. (“Market Square CLO”), CMBS and other investments. The fair value for high-yield corporate bonds represents a composite of the mid-point in the bid-ask spread of dealer quotes and is classified as Level 3 within the fair value hierarchy. The composite includes control procedures to identify outlying dealer quotes. The fair value of the available-for-sale CMBS is determined with a model-based approach which includes, but is not limited to, spreads and prepayment rates which are generally observed in the market. The continuing illiquidity in the CMBS market has limited the availability of market data for the valuation models. As such, CMBS are classified as Level 3 within the fair value hierarchy until market liquidity improves. The ABS held in Market Square CLO and other investments were priced at the mid-point of the bid-ask spread of indicative dealer quotes. These and other securities valued by management by reference to dealer quotes and other similar measures are classified as Level 3 within the fair value hierarchy.

Trading securities

Trading securities include RMBS and preferred shares of CDOs. The fair value for RMBS generally represents a modeled valuation, which includes spreads and prepayment rates which are observable in the market. Agency RMBS are classified as Level 2 within the fair value hierarchy. The continuing illiquidity in the non-Agency RMBS markets has limited the availability of market data which is included in the valuation models. Non-Agency RMBS are valued using model pricing that management believes would be used by market participants and classified as Level 3 within the fair value hierarchy given this limited availability of observable market data.

The preferred shares of CDOs are valued by management by considering, among other things, available broker quotes. If a broker quote is unavailable, the preferred shares of CDOs are valued using a discounted future cash flows model that management believes would be used by market participants. Preferred shares of CDOs are classified as Level 3 within the fair value hierarchy.

Derivative assets and liabilities

All the derivatives held by the Company represent instruments traded in the over-the-counter market and are valued using internally-developed market-standard models. The inputs to the valuation models for the interest rate swaps and caps represent observable market data available at commonly quoted intervals for the full terms of the contracts. All interest rate derivatives are classified as Level 2 within the fair value hierarchy. The significant inputs to the valuation models for CDS transactions, total return swaps and warrants may contain a significant level of subjectivity. CDS transactions, total return swaps and warrants are classified as Level 3 within the fair value hierarchy.

Loans held for sale

Loans held for sale are carried at the lower of cost or fair value. If the fair value of a loan is less than its cost basis, a valuation adjustment is recognized in the consolidated statements of operations, and the loan’s carrying value is adjusted accordingly. The valuation adjustment may be recovered if the fair value increases, which is also recognized in the consolidated financial statements. Loans held for sale are generally priced at a composite of the mid-point in the bid-ask spread of dealer quotes or based on the composite price of a different tranche of the same security if dealer quotes are unavailable for the specific tranche the Company owns. Where no such quotes are available, price may be based on an internally developed model using

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

composite or other comparable market data which could include unobservable market inputs. Loans held for sale are classified as Level 3 within the fair value hierarchy.

Assets and liabilities measured at fair value on a recurring basis

The following table presents the financial instruments carried at fair value on a recurring basis as of December 31, 2008, by caption in the consolidated balance sheet and by level within the SFAS No. 157 valuation hierarchy:

	Level 1	Level 2	Level 3	Carrying Value
	(In thousands)

Available-for-sale securities	$—	$—	$2,338	$2,338
Trading securities	—	342,423	5,554	347,977
Derivative assets	—	—	132	132

Total financial instrument assets	$—	$342,423	$8,024	$350,447

Derivative liabilities	$—	$13,127	$402	$13,529

Changes in Level 3 recurring fair value measurements

The table below includes a rollforward of the balance sheet amounts for the year ended December 31, 2008 (including the change in fair value), for financial instruments classified by the Company within Level 3 of the valuation hierarchy.

								Changes in Unrealized
	Fair Value Measurements Using Significant Unobservable Inputs							Losses
	Estimated	Net Realized/		Purchases, (Sales),	Net Transfers		Estimated	Related to Financial
	Fair Value	Unrealized		Issuances and	In/Out		Fair Value	Instruments Held
	January 1, 2008	Losses		(Settlements), Net	of Level 3		December 31, 2008	at December 31, 2008
	(In thousands)

Available-for-sale securities	$10,268	$(7,189	)(1)	$(741)	$—		$2,338	$(7,244	)(1)
Trading securities	1,894,429	(205,066	)(2)	(1,654,073)	(29,736	)(4)	5,554	(19,370	)(2)
Derivative assets	318	(1,975	)(3)	1,789	—		132	(911	)(3)

Total financial instrument assets	$1,905,015	$(214,230)		$(1,653,025)	$(29,736)		$8,024	$(27,525)

Derivative liabilities	$1,492	$(966	)(3)	$(124)	$—		$402	$(2,060	)(3)

(1)	Net unrealized changes in fair value for available-for-sale securities are reported as an adjustment to accumulated other comprehensive loss on the consolidated statement of stockholders’ equity. Impairment charges on available-for-sale securities are reported within net (loss) gain on available-for-sale securities in the consolidated statements of operations.

(2)	Net realized and unrealized gains (losses) on trading securities are reported within net (loss) gain on trading securities in the consolidated statements of operations.

(3)	Net realized and unrealized gains (losses) on derivative assets and derivative liabilities are recorded in net (loss) gain on derivatives in the consolidated statements of operations.

(4)	Net transfers out of Level 3 represent Agency RMBS priced by management by reference to dealer quotes at January 1, 2008 and using modeled valuation with inputs observable in the market as of December 31, 2008.

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets measured at fair value on a nonrecurring basis

Certain assets are measured at fair value on a nonrecurring basis, meaning that the instruments are measured at fair value only in certain circumstances (for example, when there is evidence of impairment). The following table presents the assets carried on the consolidated balance sheet by caption and by level within the SFAS No. 157 valuation hierarchy as of December 31, 2008, for which a nonrecurring change in fair value has been recorded during the three months ended December 31, 2008:

				Carrying
	Level 1	Level 2	Level 3	Value
	(In thousands)

Loans held for sale	$—	$—	$215,378	$215,378
Loans held for investment	—	—	8,193	8,193
Intangible assets	—	—	3,141	3,141	(1)

Total assets at fair value on a nonrecurring basis	$—	$—	$226,712	$226,712

(1)	Represents two intangible assets identified as a result of the Merger that were impaired and marked to a fair value of zero and two intangible assets identified as a result of the Merger that were partially impaired as of December 31, 2008. See Note 11 for further information.

In the table above, “Loans held for sale” includes changes in fair value of loans which are carried on the balance sheet at the lower of cost or fair value. “Loans held for investment” represents loans which are measured at fair value as a result of the establishment or subsequent change in the allowance for loan losses as of December 31, 2008.

The following table presents the total change in value of financial assets for which a fair value adjustment has been included in the consolidated financial statements for the year ended December 31, 2008:

	Year Ended
	December 31, 2008
	(In thousands)

Loans held for sale	$(90,582	)(1)
Loans held for investment	(19,979	)(2)
Intangible assets	(6,204	)(3)

Total nonrecurring fair value gains (losses)	$(116,765)

(1)	Changes in the fair value on loans held for sale are reported within net (loss) gain on loans and loans held for sale in the consolidated statements of operations.

(2)	Impairment charges to mark loans held for investment at fair value are reported within provision for loan losses in the consolidated statements of operations.

(3)	Impairment charges on intangible assets are reported within impairment of intangible assets and goodwill in the consolidated statements of operations.

SFAS No. 107, Disclosure About Fair Value of Financial Instruments, requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value. Asset estimated fair values presented are calculated as discussed above. For securities which the fair value option was not elected, quoted market prices, if available, are utilized as estimates of fair values. In absence of available quoted market prices for certain of the Company’s financial instruments, the fair values of such instruments have been derived based on management’s assumptions, the estimated amount and timing of future cash flows and estimated discount rates. Different assumptions could significantly affect these estimates.

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The carrying amounts and estimated fair values of the Company’s financial instruments, for which the disclosure of fair values is required, were as follows:

	Year Ended December 31,
	2008		2007
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(In thousands)

Financial assets:
Cash and cash equivalents(1)	$32,791	$32,791	$113,733	$113,733
Restricted cash and cash equivalents(1)	76,892	76,892	47,125	47,125
Available-for-sale securities(2)	2,338	2,338	4,897,972	4,897,972
Trading securities(2)	347,977	347,977	1,444,505	1,444,505
Other investments(3)	4,764	4,764	5,472	5,472
Derivative assets(2)	132	132	4,537	4,537
Loans held for sale(2)	218,137	218,301	267,335	267,470
Loans, net of allowance for loan losses(2)(3)	235,372	191,594	461,060	453,177
Investment advisory fee receivables(1)	4,012	4,012	6,409	6,409
			—
Financial liabilities:
Repurchase agreements(1)	326,112	326,112	5,303,865	5,303,865
Derivative liabilities(2)	13,529	13,529	156,813	156,813
Short term debt(1)	—	—	1,693	1,693
Long term debt:(4)
Wachovia Facility(1)	13,932	13,932	73,435	73,435
Market Square CLO (4)	276,000	205,088	276,000	276,000
DFR MM CLO(4)	231,000	111,148	231,000	231,000
Trust preferred securities(4)	123,717	12,495	123,717	123,717
Series A & Series B Notes(4)	71,768	22,826	71,216	71,216

(1)	Carrying amounts approximate the fair value due to the short term nature of these instruments.

(2)	The estimated fair values were determined in accordance with SFAS No. 157 as described in detail above.

(3)	It was not practicable to estimate fair value of certain loans and other investments because they are not traded in an active market, therefore, the carrying value has been displayed as an approximation of fair value. If an independent pricing service cannot provide fair value estimates for a given loan, the Company may determine estimated fair value based on some or all of the following: (a) current financial information of the borrowing company and performance against its operating plan; (b) changes in the fair value of collateral supporting the loan; (c) changes to the market for the borrowing company’s service or product and (d) present value of projected future cash flows.

(4)	For 2008, the estimated fair values were calculated utilizing the guidance from SFAS No. 157. The Company utilized comparable market data and internal models to calculate the estimated fair value of the long term debt. For 2007, prior to the adoption of SFAS No. 157, carrying amounts were used to approximate estimated fair value, as the interest rate on all of the Company’s long term debt resets quarterly to short term market rates plus a fixed credit spread.

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	FAIR VALUE OPTION

On January 1, 2008, the Company adopted SFAS No. 159, which provides an option to elect fair value as an alternative measurement for selected financial assets not previously recorded at fair value. The Company elected the fair value option for RMBS and preferred shares of CDOs, both of which were previously recorded as available-for-sale securities. In addition, the Company also elected to de-designate all interest rate swaps previously designated as hedges for accounting purposes. Prior to adoption and de-designation, the RMBS, preferred shares of CDOs and designated interest rate swaps were carried at fair value with changes in value recorded directly into equity through other comprehensive loss, to the extent effective as a hedge in the case of designated interest rate swaps. The election was applied to existing RMBS and preferred shares of CDOs as of January 1, 2008 and is also being applied prospectively to the same types of securities. The Company’s fair value elections were intended to eliminate the operational complexities of applying hedge accounting while reducing the related future volatility in earnings. As of the adoption date, approximately $14.9 million of cumulative losses reflected in other comprehensive loss, related to existing RMBS and preferred shares of CDOs with an estimated fair value at the adoption date of $4.9 billion, were reclassified to retained earnings as a cumulative-effect transition adjustment. As of the fair value option election date, all RMBS and all preferred shares of CDOs previously classified as available-for-sale were reclassified to trading securities.

As of January 1, 2008, the other comprehensive loss related to the de-designation of interest rate hedges attributable to the adoption of SFAS No. 159 was $69.9 million. To the extent that the forecasted rolls on repurchase agreement transactions continued as anticipated, the Company would have amortized this loss and the $27.3 million in other comprehensive loss related to previously de-designated swaps from other comprehensive loss into interest expense over the remaining original hedge period, and all future changes in fair value would be reflected in the consolidated statements of operations. However, due to the significant RMBS sales activity and corresponding repurchase agreement repayment during the three months ended March 31, 2008, forecasted rolls on the repaid repurchase agreements are not continuing as anticipated. As a result, a loss of $91.7 million was recognized during the three months ended March 31, 2008 in the consolidated statements of operations in net (loss) gain on derivatives, and the corresponding cumulative net loss relating to newly and previously de-designated interest rate swaps in other comprehensive loss was removed. The remaining $0.2 million of other comprehensive loss related to the terminated and de-designated swaps as of December 31, 2008 will be amortized over the remaining original hedge period. Additionally, the Company recorded a net increase to interest expense of $5.4 million during the year ended December 31, 2008 related to the amortization of de-designated and terminated interest rate swaps.

Changes in the fair value of securities, with respect to which the fair value option was elected, and other trading securities measured at fair value during the year ended December 31, 2008 are included in net (loss) gain on trading securities in the consolidated statements of operations.

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	AVAILABLE-FOR-SALE SECURITIES

The following table summarizes the Company’s available-for-sale securities which are carried at fair value:

	Amortized	Unrealized	Unrealized	Estimated
Security Description	Cost	Gains	Losses	Fair Value
	(In thousands)

December 31, 2008:
High-yield corporate bonds held in Market Square CLO	$3,981	$—	$(2,563)	$1,418
ABS held in Market Square CLO	2,381	—	(1,493)	888
CMBS	32	—	—	32

Total	$6,394	$—	$(4,056)	$2,338

December 31, 2007:
RMBS:
Agency RMBS	$3,596,932	$14,322	$—	$3,611,254
Non-Agency RMBS	1,270,609	389	—	1,270,998
Interest-only securities	182	239	—	421
High-yield corporate bonds held in Market Square CLO	3,979	14	(190)	3,803
CMBS	4,825	—	(1,000)	3,825
Other investments	8,033	—	(362)	7,671

Total	$4,884,560	$14,964	$(1,552)	$4,897,972

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

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the Company’s securities classified as available-for-sale, according to their weighted average lives, which are based upon contractual maturity:

			Weighted
	Amortized	Estimated	Average
Weighted Average Life	Cost	Fair Value	Coupon
	(In thousands)

December 31, 2008:
Greater than five years and less than ten years	$5,763	$2,076	6.38%
Greater than ten years	631	262	5.92%

Total	$6,394	$2,338	6.32%

December 31, 2007:
Greater than one year and less than five years	$2,661,345	$2,669,377	5.04%
Greater than five years and less than ten years	1,858,916	1,864,298	5.37%
Greater than ten years	364,299	364,297	5.65%

Total	$4,884,560	$4,897,972	5.21%

The weighted average lives for CMBS, high-yield corporate bonds, ABS and other investments are based upon contractual maturity. The weighted average lives for RMBS are primarily based on a prepayment model that considers current yield, forward yield, slope of the yield curve, mortgage rates, contractual rate of the outstanding loans, loan age, margin and volatility. Most of the data used in this model is provided through subscription-based financial information services. Weighted average life is an estimate of how many years it will take to receive half of the outstanding principal, which for the high-yield corporate bonds and other investments is maturity.

Actual lives of mortgage-backed securities are generally shorter than stated contractual maturities and are affected by the contractual maturities of the underlying mortgages, periodic payments of principal, and prepayments of principal.

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows the fair value of and gross unrealized losses on available-for-sale securities with respect to which amortized cost exceeds fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of the respective year end:

	12 Months or Less			More than 12 Months			Total
	Number	Estimated	Gross	Number	Estimated	Gross	Number	Estimated	Gross
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
	(Dollars in thousands)

December 31, 2008:
High-yield corporate bonds held in Market Square CLO	1	$488	$(471)	1	$930	$(2,092)	2	$1,418	$(2,563)
ABS held in Market Square CLO	6	888	(1,493)	—	—	—	6	888	(1,493)

Total temporarily impaired securities	7	$1,376	$(1,964)	1	$930	$(2,092)	8	$2,306	$(4,056)

December 31, 2007:
High-yield corporate bonds held in Market Square CLO	1	$2,835	$(190)	—	$—	$—	1	$2,835	$(190)
CMBS	8	2,245	(569)	6	1,580	(431)	14	3,825	(1,000)
Other investments	4	7,523	(362)	—	—	—	4	7,523	(362)

Total temporarily impaired securities	13	$12,603	$(1,121)	6	$1,580	$(431)	19	$14,183	$(1,552)

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

The Company considers the following factors when determining an other-than-temporary impairment for a security or investment:

•	severity of the impairment;

•	the length of time and the extent to which the fair value has been less than the amortized cost;

•	whether the security has been downgraded by a rating agency;

•	the financial condition of the investee and the prospect for future recovery; and

•	the Company’s intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value.

The Company intends and believes it has the intent and ability to hold the high-yield corporate bonds and ABS held in Market Square CLO categorized as available-for-sale securities in an unrealized loss position as of December 31, 2008 until the fair value of the securities is recovered, which may be to maturity if necessary.

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the net (loss) gain on available-for-sale securities as reported in the Company’s consolidated statements of operations:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Realized gains	$23	$16,245	$10,302
Realized losses	—	(18,982)	(502)

Net realized gains (losses)	23	(2,737)	9,800
Other-than-temporary impairment	(4,717)	(109,559)	(7,010)

Net (loss) gain	$(4,694)	$(112,296)	$2,790

During the years ended December 31, 2008, 2007 and 2006, the Company recognized $4.7 million, $109.6 million and $7.0 million, respectively, of other-than-temporary impairment on available-for-sale securities.

For the year ended December 31, 2008, the Company recognized $4.7 million of other-than-temporary impairment on available-for-sale securities, related to certain CMBS which the Company no longer has the intent to hold to recovery in value or maturity. For the year ended December 31, 2007, the Company recognized $91.1 million of other-than-temporary impairment on available-for-sale securities related to certain RMBS, $90.7 million of which related to RMBS with respect to which the Company could no longer assert that it had the intent and ability to hold for a period of time sufficient to allow for recovery in fair value, and $0.4 million of which related to certain interest-only RMBS. In addition, during the year ended December 31, 2007, the Company recognized $18.5 million of other-than temporary impairment on certain asset-backed securities held in the Pinetree CDO using the guidance in EITF 99-20. For the year ended December 31, 2006 the Company recognized $7.0 million of other-than-temporary impairment on certain interest-only securities.

7.	TRADING SECURITIES

The following table summarizes the Company’s securities classified as trading securities:

	December 31,
Security Description	2008	2007
	Estimated Fair Value
	(In thousands)

RMBS:
Agency RMBS	$342,423	$1,073,885
Non-Agency RMBS	5,394	370,620
Preferred shares of CDOs	160	—

Total	$347,977	$1,444,505

In accordance with the adoption of SFAS No. 159, the Company elected the fair value option for all of its RMBS and preferred shares of CDOs and transferred all RMBS and preferred shares of CDOs from available-for-sale to trading securities on January 1, 2008. The Company records changes in fair value of trading securities in its consolidated statements of operations.

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the Company’s securities classified as trading securities, according to their weighted average life:

			Weighted
	Amortized	Estimated	Average
Weighted Average Life	Cost	Fair Value	Coupon
	(In thousands)

December 31, 2008:
Greater than one year and less than five years	$120,921	$106,453	5.46%
Greater than five years and less than ten years	238,107	234,669	5.00%
Greater than ten years	6,849	6,855	4.71%

Total	$365,877	$347,977	5.11%

December 31, 2007:
Greater than one year and less than five years	$748,581	$752,700	5.97%
Greater than five years and less than ten years	622,725	625,087	5.92%
Greater than ten years	67,009	66,718	5.93%

Total	$1,438,315	$1,444,505	5.94%

The weighted average lives in the table above are based upon contractual maturity for preferred shares of CDOs and primarily based on a prepayment model that considers current yield, forward yield, slope of the yield curve, mortgage rates, contractual rate of the outstanding loans, loan age, margin and volatility for RMBS. Weighted average life is an estimate of how many years it will take to receive half of the outstanding principal. Actual lives of RMBS are generally shorter than stated contractual maturities, are affected by the contractual maturities of the underlying mortgages, periodic payments of principal and prepayments of principal and may differ materially from those set forth above.

The RMBS portfolio experienced a significant decrease in value during the first three months of 2008 fueled by the ongoing credit crisis. This negative environment had several impacts on the Company’s ability to successfully finance and hedge its RMBS portfolio. The Company has sold a significant portion of its RMBS portfolio to improve liquidity. During the three months ended March 31, 2008, the Company sold Agency RMBS with an amortized cost of $4.6 billion at a net realized gain of $24.4 million and non-Agency RMBS with an amortized cost of $1.6 billion at a net realized loss of $193.5 million. For the year ended December 31, 2008, the Company sold Agency RMBS with an amortized cost of $4.6 billion at a net realized gain of $23.8 million and sold non-Agency RMBS with an amortized cost of $1.6 billion at a net realized loss of $203.3 million.

The following table presents the realized gains (losses) on trading securities as reported in the Company’s consolidated statements of operations:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Realized gains	$44,431	$8,507	$469
Realized losses	(225,202)	(2,524)	(3)

Net realized (losses) gains	$(180,771)	$5,983	$466

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	OTHER INVESTMENTS

Cost Method Investments

The Company held certain other investments as of December 31, 2008 and 2007 carried at cost less any adjustments for other-than-temporary impairment of $4.8 million and $5.5 million, respectively. These investments consist of equity securities in the entities established in connection with the issuance of the trust preferred securities of $3.7 million and other common and preferred equity securities that are not traded in an active market with an original cost of $1.8 million and a carrying value of $1.1 million and $1.8 million as of December 31, 2008 and 2007, respectively. During the year ended December 31, 2008, an other-than-temporary impairment charge of $0.7 million was recorded for one common equity security and recorded within dividend income and other net (loss) gain in the consolidated statements of operations.

Equity Method Investments

The Company held one equity method investment as of December 31, 2008 and 2007, an investment in Hometown Commercial Capital, LLC (“HCC”), a commercial loan originator. The Company initially recorded this investment at a cost of $3.0 million and subsequently adjusted it to a current carrying value of zero during the year ended December 31, 2007. The adjustment to the Company’s carrying value is recorded in the consolidated statements of operations within dividend income and other net (loss) gain and represents an allocation of losses incurred by HCC. See Note 9 for further discussions of investments related to HCC. The Company has discontinued the application of the equity method and will not provide for additional losses because the Company has not guaranteed obligations of HCC and is not otherwise committed to provide further financial support. If HCC subsequently reports net income, the Company will resume applying the equity method only after its share of that net income equals the share of net losses not previously recognized during the period in which the equity method was suspended.

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	LOANS AND LOANS HELD FOR SALE

The following summarizes the Company’s loans held for investment and loans held for sale:

	Carrying Value
	Loans Held	Loans Held
Type of Loan	for Sale(1)	for Investment	Total
	(In thousands)

December 31, 2008:
Loans held in Market Square CLO	$183,999	$—	$183,999
Corporate leveraged loans:
Loans held in DFR MM CLO(2)	2	243,101	243,103
Loans held in Wachovia Facility	21,742	—	21,742
Other corporate leveraged loans	12,394	—	12,394
Commercial real estate loans(3)	—	12,250	12,250

	$218,137	255,351	473,488

Allowance for loan losses		(19,979)	(19,979)

		$235,372	$453,509

December 31, 2007:
Loans held in Market Square CLO	$261,680	$—	$261,680
Corporate leveraged loans:
Loans held in DFR MM CLO	—	291,189	291,189
Loans held in Wachovia Facility	—	115,049	115,049
Other corporate leveraged loans(4)	2,560	31,747	34,307
Commercial real estate loans(5)	3,095	28,375	31,470

	$267,335	466,360	733,695

Allowance for loan losses		(5,300)	(5,300)

		$461,060	$728,395

(1)	Carrying value of loans held for sale is lower of cost or estimated fair value.

(2)	Loans held in DFR MM CLO classified as loans held for investment reported gross of $14.8 million allowance for loan losses.

(3)	Commercial real estate loans reported gross of $5.1 million allowance for loan losses.

(4)	Other corporate leveraged loans held for investment reported gross of $5.3 million allowance for loan losses.

(5)	Commercial real estate loans include participating interests in commercial mortgage loans.

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following summarizes the Company’s allowance for loan losses:

	Number of	Par	Allowance
Type of Loan	Loans	Value	for Loan Losses
		(In thousands)

December 31, 2008:
Loans held in DFR MM CLO	2	$17,704	$14,844
Commercial real estate loans	4	11,118	5,135

Total	6	$28,822	$19,979

December 31, 2007:
Other corporate leveraged loans	1	$10,000	$5,300

As of December 31, 2008 and 2007, the Company’s loans held for sale and loans held for investment totaled $453.5 million and $728.4 million, respectively, net of allowance for loan losses. Loans classified as held for sale and carried at the lower of cost or estimated fair value totaled $218.1 million, net of a valuation allowance of $99.6 million, and $267.3 million, net of a valuation allowance of $12.9 million, as of December 31, 2008 and 2007, respectively. Loans classified as held for investment and carried at amortized cost totaled $255.3 million less an allowance for loan losses of $20.0 million and $466.4 million less an allowance for loan losses of $5.3 million as of December 31, 2008 and 2007, respectively. As of December 31, 2008 and 2007, there were $1.3 million and $2.8 million of unsettled purchases and zero and $0.3 million unsettled sales of loans held for sale, respectively. As of December 31, 2008 and 2007, the Company held certain loans that settle interest accruals by increasing the principal balance of the loan outstanding. For the years ended December 31, 2008 and 2007, the Company settled interest receivables through increases to the loans’ outstanding principal balance in the amount of $6.3 million and $6.5 million, respectively.

Loans held in Market Square CLO consist of syndicated bank loans. This portfolio is classified as held for sale and is managed within the parameters specified in the governing indenture. Loans held in DFR MM CLO consist of loans which are not broadly syndicated and are, therefore, less liquid. These loans are primarily considered to be held for investment and are reported at amortized cost with an allowance for loan losses, if necessary, unless the Company decides to sell one of these loans, in which case the loan is transferred to loans held for sale. The Company transferred one loan held in DFR MM CLO with a par value of $2.5 million and carrying value at date of transfer of approximately $1,600 to held for sale during the year ended December 31, 2008.

Loans held in the Company’s alternative asset revolving warehouse funding facility with Wachovia Capital Markets, LLC (the “Wachovia Facility”) and loans classified as other corporate leveraged loans consist of loans that are not broadly syndicated and are, therefore, less liquid. These loans had historically been primarily considered to be held for investment and were reported at amortized cost with an allowance for loan losses, if necessary, unless the Company decided to sell one of these loans, in which case the loan was transferred to loans held for sale. During the year ended December 31, 2008, the Company began actively seeking to sell all loans in the Wachovia Facility as the Company triggered an acknowledged termination event thereunder on November 30, 2008. See Note 16 for further discussions regarding the Wachovia Facility. The Company sold a significant portion of the loans held within the Wachovia Facility during the year ended December 31, 2008 and the Company transferred loans held within the Wachovia Facility with a par value of $81.4 million and a carrying value at date of transfer of $46.7 million to loans held for sale. As of December 31, 2008, all loans held in the Wachovia Facility are classified as loans held for sale. In addition, during the year ended December 31, 2008, the Company began to opportunistically sell the other corporate leveraged loans in connection with its strategy of increasing liquidity in the Principal Investing segment and focusing on growing the Investment Management segment. As a result, during the year ended December 31,

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2008, the Company transferred other corporate leveraged loans with a par value of $39.0 million and a carrying value at date of transfer of $12.4 million to loans held for sale.

As of December 31, 2008, the Company’s commercial real estate loans consisted of five loans classified as held for investment totaling $12.3 million less an allowance for loan losses of $5.1 million. During the year ended December 31, 2008, the Company transferred a commercial real estate loan with a par value of $5.3 million and a carrying value at date of transfer of $4.0 million to loans held for sale. This loan was subsequently sold. As of December 31, 2007, the Company’s commercial real estate loans consisted of junior participation interest in 26 commercial mortgage loans originated by HCC and classified as held for sale totaling $3.1 million and nine commercial real estate loans classified as held for investment totaling $28.4 million. In November 2007, HCC was deemed to be in default on its financing obligations to a third party resulting in an agreement to sell certain loans in which the Company had loan participation interests. This portfolio had a par value of $6.2 million and was valued at $3.1 million as of December 31, 2007. The Company recognized a $3.1 million loss in net (loss) gain on loans and loans held for sale in the consolidated statements of operations during the year ended December 31, 2008 to further reduce the value of this portfolio to zero to reflect the likelihood that no value was expected to be received for these loans. During the year ended December 31, 2008, the last of the loans in the portfolio were sold, and the Company did not receive any proceeds. The Company did not recognize interest income on these loans for the year ended December 31, 2008.

The following summarizes the activity within the allowance for loan losses:

	Allowance for Loan Losses
	2008	2007
	(In thousands)

Allowance for loan losses at January 1	$5,300	$2,000
Provision for loan losses	75,996	8,433
Charge-offs	(625)	(5,133)
Transfers to loans held for sale	(60,692)	—

Allowance for loan losses at December 31	$19,979	$5,300

The Company did not recognize $1.5 million and $2.8 million of interest income earned, but not yet received, on impaired loans held for investment for the years ended December 31, 2008 and 2007, respectively. In addition, the Company did not recognize $3.1 million of interest income earned, but not yet received, on impaired loans held for sale for the year ended December 31, 2008.

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

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table is a summary of the Company’s derivative instruments:

		Notional			Estimated
	Count	Amount	Assets	Liabilities	Fair Value
		(In thousands)

December 31, 2008:
Interest rate swaps	5	$165,000	$—	$(12,999)	$(12,999)
Interest rate cap	1	40,000	—	(128)	(128)
Credit default swap — protection seller	1	5,000	—	(402)	(402)
Warrants	3	n/a	132	—	132

	10	$210,000	$132	$(13,529)	$(13,397)

December 31, 2007:
Interest rate swaps — designated	134	$3,838,300	$1,197	$(73,364)	$(72,167)
Undesignated:
Interest rate swaps	76	2,932,800	3,022	(80,727)	(77,705)
Interest rate floor	1	65,050	—	(1,054)	(1,054)
Interest rate cap	1	40,000	—	(176)	(176)
Credit default swaps — protection seller	15	48,000	162	(736)	(574)
Total return swaps	2	14,512	—	(756)	(756)
Warrants	2	n/a	156	—	156

	231	$6,938,662	$4,537	$(156,813)	$(152,276)

n/a — not applicable

Interest Rate Swaps

As of December 31, 2008, the Company held five interest rate swaps with a total notional amount of $165.0 million. Changes in fair value of interest rate swaps are recorded in net (loss) gain on derivatives in the consolidated statements of operations. As of December 31, 2008, the interest rate swaps had a gross negative fair value of $13.0 million recorded in derivative liabilities in the consolidated balance sheet. The weighted average fixed rate payable on the interest rate swaps as of December 31, 2008 was 5.07%. For the year ended December 31, 2008, the Company recognized net losses of $227.0 million in net (loss) gain on derivatives related to interest rate swaps. The Company is currently in violation of substantially all of its International Swap Dealers Association (“ISDA”) agreements with its interest rate swap counterparties. Each of these ISDA agreements contains an equity decline trigger that the Company breached during the first quarter of 2008. This violation generally gives the counterparties the right to terminate the ISDA agreements and the related interest rate swaps. The Company has notified its active counterparties of the breach, and none of those counterparties has expressed an intention to terminate the ISDA agreements. To date, the violations of the Company’s ISDA agreements have not had a material adverse effect on its operations.

As of January 1, 2008, in conjunction with the adoption of SFAS No. 159, the Company de-designated $3.8 billion (notional) of interest rate swaps previously designated as a hedge with a net negative fair value of $85.9 million at de-designation, including accrued interest. Prior to the de-designation, designated interest rate swaps were carried at fair value with changes in value recorded directly into equity through other comprehensive loss, to the extent they were effective as a hedge, in accordance with the guidance under SFAS No. 133, Accounting for Derivatives and Hedging Activities, as amended and interpreted. As of the adoption date, the other comprehensive loss related to the de-designation of interest rate hedges was $69.9 million. To the extent

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

that the forecasted rolls on repurchase agreement transactions continued as anticipated, the Company would have amortized this loss and the $27.3 million in other comprehensive loss related to previously de-designated swaps from other comprehensive loss into interest expense over the remaining original hedge period, and all future changes in fair value of the interest rate swaps would be reflected in the consolidated statements of operations. However, due to the significant RMBS sales activity and corresponding repurchase agreement repayment during the three months ended March 31, 2008, forecasted rolls on the repaid repurchase agreements are not continuing as anticipated. As a result, a loss of $91.7 million was recognized during the three months ended March 31, 2008 in the consolidated statements of operations in net (loss) gain on derivatives, and a corresponding cumulative net loss relating to newly and previously de-designated interest rate swaps in other comprehensive loss was removed. The remaining $0.2 million in other comprehensive loss related to the terminated and de-designated swaps as of December 31, 2008 will be amortized over the remaining original hedge period. Additionally, the Company recorded a net increase to interest expense of $5.4 million during the year ended December 31, 2008, related to the amortization of de-designated and terminated interest rate swaps.

As of December 31, 2007, the Company held a total of 134 designated interest rate swaps with a total notional amount outstanding of $3.8 billion and 76 undesignated interest rate swaps with a total notional amount outstanding of $2.9 billion. For the year ended December 31, 2007, the Company recognized a net decrease to interest expense of $48.4 million related to designated cash flow hedging. Included in this amount was the effect of ineffectiveness, which increased interest expense by $4.2 million for the year ended December 31, 2007. During the year ended December 31, 2007, the Company de-designated $2.1 billion (notional) of interest rate swaps previously designated as a hedge with a net negative fair value of $19.3 million at de-designation. A deferred loss of $10.6 million was included in other comprehensive loss for the de-designations and would have been amortized into interest expense over the original term of the hedging relationship. The de-designation occurred as a result of changing risk exposure in repurchase agreement financing. For the year ended December 31, 2007, the Company recognized a net loss of $50.0 million in net (loss) gain on derivatives related to undesignated interest rate swaps. The weighted average fixed rate payable on the designated and undesignated interest rate swaps as of December 31, 2007 was 4.75% and 4.94%, respectively.

Interest Rate Cap

As of December 31, 2008 and 2007, the Company held one interest rate cap with a notional amount of $40.0 million, which is held at DFR MM CLO. As of December 31, 2008 and 2007, the cap had a negative fair value of $0.1 million and $0.2 million recorded in derivative liabilities in the consolidated balance sheets, respectively. The Company will receive payments based on the spread in rates, if the three-month LIBOR rate increases above a certain agreed upon contractual rate, and the Company will make payments based on a nominal fixed interest rate. For the years ended December 31, 2008 and 2007, the Company recognized losses of $0.1 million and $0.2 million, respectively, in net (loss) gain on derivatives related to the interest rate cap.

Credit Default Swaps

As of December 31, 2008 and 2007, the Company held one and 15 CDS transactions as the protection seller, with notional amounts of $5.0 million and $48.0 million, respectively. A CDS is a financial instrument used to transfer the credit risk of a reference entity from one party to another for a specified period of time. In a standard CDS contract, one party, referred to as the protection buyer, purchases credit default protection from another party, referred to as the protection seller, for a specific notional amount of obligations of a reference entity. In these transactions, the protection buyer pays a premium to the protection seller. The premium is generally paid quarterly in arrears, but may be paid in full up front in the case of a CDS with a short maturity. If a pre-defined credit event occurs during the term of the credit default swap, the protection seller pays the protection buyer the notional amount and takes delivery of the reference entity’s obligation. As

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of December 31, 2008, the CDS had a negative fair value of $0.4 million recorded in derivative liabilities in the consolidated balance sheet. For the year ended December 31, 2008, the Company recognized net losses of $2.2 million in net (loss) gain on derivatives on derivatives related to its CDS transactions. As of December 31, 2007, the CDS transactions had a gross positive fair value of $0.2 million and a gross negative fair value of $0.7 million, respectively, recorded in derivative assets and liabilities in the consolidated balance sheet. For the year ended December 31, 2007, the Company recognized net gains of $0.2 million in net (loss) gain on derivatives related to its CDS transactions.

The CDS outstanding as of December 31, 2008 is a standard credit default contract where the Company is the protection seller. The swap was entered into because management believed that it provided an attractive method of taking credit risk on the reference entity thereof. The Company analyzes the current status of the reference entity through private financial information provided by the reference entity. The maximum future payments by the Company on this CDS if a credit event were to occur total $5.0 million, which has not been reduced by the $0.6 million of cash collateral obtained from the counterparty related to this CDS.

Warrants

As of December 31, 2008 and 2007, the Company held warrants to purchase shares of three and two companies, respectively, with respect to which the Company is also a debt holder. These warrants were issued in connection with renegotiations of the loan agreements. As of December 31, 2008 and 2007, these warrants had a fair value of $0.1 million and $0.2 million, respectively, recorded in derivative assets in the consolidated balance sheets. For the years ended December 31, 2008 and 2007, the Company recognized net losses of $1.1 million and $0.2 million, respectively, in net (loss) gain on derivatives related to warrants.

Interest Rate Floors

As of December 31, 2007, the Company held one interest rate floor with an aggregate notional amount of $65.0 million that was not designated as a hedge. As of December 31, 2007, the floor had a negative fair value of $1.1 million recorded in derivative liabilities in the consolidated balance sheet. In connection with the interest rate floor the Company received payments totaling $20,000 during the year ended December 31, 2007 and in return made payments based on the spread in rates, when one-month LIBOR rate decreased below a certain agreed upon contractual rate. The interest rate floor was terminated in 2008. For the years ended December 31, 2008 and 2007, the Company recognized net losses of $0.5 million and $4.8 million, respectively, in net (loss) gain on derivatives related to the interest rate floors.

Total Return Swaps

As of December 31, 2007, the Company held two total return swaps with a notional amount of $14.5 million. As of December 31, 2007, the total return swaps had a negative fair value of $0.8 million recorded in derivative liabilities in the consolidated balance sheet. Total return swaps are financial instruments which provide the holder with the total return on an underlying asset (for example, a syndicated bank loan or bond) offset by the cost of financing. The total return swaps were terminated in 2008. For the years ended December 31, 2008 and 2007, the Company recognized net losses of $1.5 million and $0.7 million, respectively, in net (loss) gain on derivatives related to total return swaps.

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	FIXED ASSETS

Fixed assets consisted of the following:

	Estimated	December 31,
	Useful Life	2008	2007
	(In years)
		(In thousands)

Equipment and computer software	3 - 5	$1,209	$1,169
Leasehold improvements	15	7,420	7,435
Office furniture and fixtures	7	1,856	1,879

		10,485	10,483
Less accumulated depreciation		(1,342)	(36)

Fixed assets, net		$9,143	$10,447

Depreciation expense related to fixed assets totaled to $1.3 million and $36,000 for the years ended December 31, 2008 and 2007, respectively.

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	INTANGIBLE ASSETS AND GOODWILL

Intangible assets consisted of the following:

	Weighted-Average
	Remaining Estimated	Gross Carrying	Accumulated	Net Carrying
	Useful Life	Amount(1)	Amortization(1)	Amount
	(In years)	(In thousands)

December 31, 2008:
Finite-lived intangible assets:
Acquired asset management contracts:
CDOs	9	$22,396	$4,786	$17,610
Investment funds	14	4,893	1,980	2,913
Computerd software systems	4	6,886	1,415	5,471
Non-compete agreements	2	614	202	412

Total finite-lived intangible assets		34,789	8,383	26,406

Indefinite-lived intangible assets:
Trade name	n/a	1,904	—	1,904

Total intangible assets		$36,693	$8,383	$28,310

December 31, 2007:
Finite-lived intangible assets:
Acquired asset management contracts:
CDOs	10	$30,340	$144	$30,196
Investment funds	15	39,743	74	39,669
Computer software systems	5	6,886	39	6,847
Non-compete agreements	3	614	5	609

Total finite-lived intangible assets		77,583	262	77,321

Indefinite-lived intangible assets:
Trade name	n/a	5,904	—	5,904

Total intangible assets		$83,487	$262	$83,225

(1)	December 31, 2008 amounts exclude any amounts related to impaired assets.

n/a — not applicable

As discussed in Note 3, all of the intangible assets resulted from the Merger. During the year ended December 31, 2008, the Company recorded $47.3 million of impairment charges on intangible assets, including $35.4 million associated with the management contracts related to the Company’s investment funds, which performed poorly and were liquidated during the year, and $4.0 million of impairment charges related to the “Deerfield” trade name.

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition, the Company recorded impairment charges of $7.9 million associated with the management contracts related to the Company’s CDOs. This is comprised of $3.3 million, $1.5 million, $1.3 million, $1.0 million, $0.4 million, $0.3 million and $0.2 million related to the intangible assets associated with the management contracts for Coltrane CLO PLC (“Coltrane CLO”), Bryn Mawr CLO II, Ltd (“Bryn Mawr CLO II”), Castle Harbor II CLO Ltd. (“Castle Harbor II CLO”),Western Springs CDO Ltd. (“Western Springs CDO”), Aramis CDO, Knollwood CDO II Ltd. (“Knollwood CDO II”) and Access Institutional Loan Fund (“Access Fund”), respectively. Coltrane CLO triggered a market value-based event of default during the first quarter of 2008 and was liquidated by an administrative receiver. Western Springs CDO became fully impaired as of June 30, 2008 resulting primarily from downgrades of its underlying collateral and was subsequently liquidated. Castle Harbor II CLO triggered a market value-based event of default and was liquidated during the third quarter of 2008. Access Fund tripped its market value trigger in the third quarter of 2008 and is currently in the process of being liquidated. During the fourth quarter of 2008, Bryn Mawr CLO II triggered a market value-based event of default and is currently in the process of being liquidated. As of December 31, 2008, the Company also recognized partial and full impairment charges associated with the management contracts related to Knollwood CDO II and Aramis CDO, respectively, as a result of impairment analysis based on undiscounted future cash flows.

For the years ended December 31, 2008 and 2007, the Company recorded amortization on intangible assets of $8.1 million and $0.3 million, respectively. None of the finite-lived intangible assets have a residual value.

The following table presents expected amortization expense of the existing intangible assets:

(In thousands)

2009	$5,250
2010	5,097
2011	4,838
2012	4,160
2013	1,755
Thereafter	5,306

$26,406

For the year ended December 31, 2008, the Company recorded full impairment of the $98.7 million in goodwill recorded in conjunction with the Merger. Although a significant amount of time had not passed since the Merger, the continued deterioration of global credit markets and significant decline in the overall market capitalization of the Company during the first quarter of 2008 was a triggering event for an analysis of possible goodwill impairment. For the first quarter of 2008, the estimated cash flows generated by the Investment Management segment were generally consistent with the cash flows estimated at the time of the Merger. However, the market multiple for the companies that the Company considered comparable had decreased. This decline in market multiples largely contributed to the $20.0 million of goodwill impairment recorded during the first quarter of 2008. As a result of the further decline in the Company’s overall market capitalization experienced during the third quarter of 2008, the Company performed another analysis for possible goodwill impairment as of September 30, 2008 and determined that impairment on the remaining goodwill balance of $78.7 million was necessary. This was a result of the combined effect of lower market multiples, continued decline in the overall market capitalization of the Company and reduced estimated cash flows from the Investment Management segment compared to those estimated at the time of the Merger due to declines in assets under management (“AUM”).

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	REPURCHASE AGREEMENTS

Repurchase agreements are short term borrowings from financial institutions that bear interest rates that have historically moved in close relationship to the one-month, two-month or three-month LIBOR. As of December 31, 2008 and 2007, the Company had repurchase agreements outstanding in the amount of $326.1 million (including $0.4 million of accrued interest) and $5.3 billion (including $20.5 million of accrued interest), respectively. As of December 31, 2008 and 2007, the repurchase agreements had a weighted-average borrowing rate of 1.63% and 5.22%, respectively.

As of December 31, 2008, all of the repurchase agreements outstanding were collateralized by RMBS and had remaining maturities between 2 and 30 days as summarized below (dollars in thousands):

Estimated fair value of securities pledged, including accrued interest(1)	$340,866
Repurchase agreement liabilities associated with these securities	$326,112
Weighted average interest rate of repurchase agreement liabilities	1.63%

(1)	Represents the current fair value of securities delivered as collateral at the inception of the repurchase agreement, including accrued interest.

As of December 31, 2007, the repurchase agreements outstanding had remaining maturities as summarized below:

	Between	Between
	2 and 30	31 and 90
	Days	Days	Total
	(Dollars in thousands)

RMBS:
Estimated fair value of securities pledged, including accrued interest(1)	$5,213,104	$295,469	$5,508,573
Repurchase agreement liabilities associated with these securities	5,018,404	283,544	5,301,948
Weighted average interest rate of repurchase agreement liabilities	5.23%	5.16%	5.22%
Other investments:
Estimated fair value of securities pledged, including accrued interest(1)	$2,648	$—	$2,648
Repurchase agreement liabilities associated with these securities	1,917	—	1,917
Weighted average interest rate of repurchase agreement liabilities	5.53%	—	5.53%
Total:
Estimated fair value of securities pledged, including accrued interest(1)	$5,215,752	$295,469	$5,511,221
Repurchase agreement liabilities associated with these securities	5,020,321	283,544	5,303,865
Weighted average interest rate of repurchase agreement liabilities	5.23%	5.16%	5.22%

(1)	Represents the current fair value of securities delivered as collateral at the inception of the repurchase agreement, including accrued interest.

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of the investments pledged and repurchase agreement liabilities include accrued interest as follows:

	Accrued Interest	Accrued Interest
	Included in Estimated	Included in
	Fair Value of	Repurchase Agreement
Type of Investment Pledged	Securities Pledged	Liabilities
	(In thousands)

December 31, 2008:
RMBS	$1,429	$407

December 31, 2007:
RMBS	$24,591	$20,524
Other investments	7	4

	$24,598	$20,528

The Company had amounts at risk with the following repurchase agreement counterparties:

			Weighted-Average
			Maturity of Repurchase
	Amount at Risk (1)		Agreements
	December 31,		December 31,
Repurchase Agreement Counterparties:	2008	2007	2008	2007
	(In thousands)		(In days)

Bank of America Securities LLC	$—	$1,429	—	11
Bear, Stearns & Co. Inc.	—	12,186	—	18
Barclays Bank Plc	—	34,139	—	10
BNP Paribas Securities Corp.	—	19,699	—	18
Credit Suisse Securities (USA) LLC	—	61,084	—	27
Deutsche Bank Securities Inc.	5,247	27,476	7	7
Fortis Securities LLC	10,431	22,879	6	9
HSBC Securities (USA) Inc.	—	10,821	—	18
ING Financial Markets LLC	—	53,294	—	13
J.P. Morgan Securities Inc.	—	6,288	—	13
Lehman Brothers Inc.	—	5,773	—	5
UBS Securities LLC	—	23,569	—	11

Total	$15,678	$278,637	6	15

(1)	Equal to the fair value of securities pledged (including net additional repurchase agreement collateral pledged as of December 31, 2008 and 2007 of $0.9 million and $35.6 million, respectively, which includes zero and $0.1 million, respectively, of accrued interest receivable), minus repurchase agreement liabilities and related accrued interest payable.

During the year ended December 31, 2008, repurchase agreement liabilities declined by $5.0 billion, as a result of the significant RMBS sales and RMBS principal paydowns, which resulted in associated repayments of repurchase agreement liabilities. The Company’s repurchase agreement liabilities are significantly concentrated with one counterparty that provides financing totaling 83.8% of the $326.1 million of repurchase agreement liabilities as of December 31, 2008. The three largest providers of repurchase agreement financing represented 29.4%, 13.9% and 10.8% of the $5.3 billion total amount of repurchase agreement liabilities as of December 31, 2007. See Note 14 for additional discussion concerning securities received and pledged as collateral.

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	SECURITIES RECEIVED AND PLEDGED AS COLLATERAL

To the extent that the Company receives collateral in connection with derivative and repurchase agreement transactions, it is generally permitted to sell or repledge these securities. As of December 31, 2008 and 2007, the fair value of securities received as collateral that the Company was permitted to sell or repledge was zero and $6.1 million, respectively. The fair value of securities received as collateral that the Company repledged was zero and $1.9 million at December 31, 2008 and 2007, respectively.

The Company also pledges its own assets to collateralize its repurchase agreements and in connection with derivative transactions. These securities owned and pledged, where the counterparty has the right by contract or custom to sell or repledge the financial instruments, were approximately $340.9 million and $5.6 billion as of December 31, 2008 and 2007, respectively, and consisted of securities pledged as initial collateral on repurchase agreements. In addition, as of December 31, 2008, the Company sent $0.9 million and $14.1 million of cash to counterparties as collateral on repurchase agreements and derivatives, respectively, which is included in due from broker on the consolidated balance sheet. As of December 31, 2007, owned securities pledged consisted of $5.5 billion of securities sold in conjunction with repurchase agreements, $41.7 million pledged as additional collateral on repurchase agreements and $89.7 million pledged as collateral on derivative agreements.

15.	SHORT TERM DEBT

The Company has no short term debt as of December 31, 2008. As of December 31, 2007, the Company held two notes collateralized by investments in preferred shares of CDOs managed by the Company. The Euro dollar denominated non-recourse note and corresponding pledged preferred shares of Coltrane CLO were $0.5 million and $0.7 million, respectively, converted into U.S. dollars at the December 31, 2007 exchange rate. The note bore interest at Euribor plus 1.0% and was relieved during 2008 as a result of the liquidation of Coltrane CLO. The U.S. dollar denominated, non-recourse, except in limited circumstances, note and corresponding pledged preferred shares of Forest Creek CLO, Ltd. were $1.2 million and $3.7 million, respectively as of December 31, 2007. The note bore interest at LIBOR plus 0.4% and was repaid during 2008.

The Company assumed a $10.0 million revolving note (“Revolving Note”), with no amounts outstanding, in connection with the Merger. The Revolving Note was mutually terminated in February 2008.

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	LONG TERM DEBT

The following table summarizes the Company’s long term debt:

	December 31, 2008		December 31, 2007
		Weighted		Weighted
	Carrying	Average	Carrying	Average
	Value	Rate	Value	Rate
	(In thousands)		(In thousands)

Recourse:
Trust preferred securities	$123,717	6.24%	$123,717	7.75%
Series A & Series B Notes	71,768	8.53%	71,216	9.91%

Total Recourse	195,485	7.08%	194,933	8.54%

Non-Recourse:
Wachovia Facility	13,932	5.10%	73,435	6.60%
Market Square CLO	276,000	5.00%	276,000	5.67%
DFR MM CLO	231,000	5.19%	231,000	5.97%

Total Non-Recourse	520,932	5.09%	580,435	5.91%

Total long term debt	$716,417	5.63%	$775,368	6.57%

Recourse Debt

Recourse debt refers to debt that is a general obligation of the Company. None of the Company’s long term debt is subject to potential margin calls for additional pledges of cash or assets.

Trust Preferred Securities

On September 29, 2005, August 2, 2006 and October 27, 2006, Trust I, Trust II and Trust III issued preferred securities to unaffiliated investors for gross proceeds of $50.0 million, $25.0 million and $45.0 million, respectively, and common securities to the Company for $1.6 million, $0.7 million and $1.4 million, respectively. The combined proceeds were invested by Trust I, Trust II and Trust III in $51.6 million, $25.8 million and $46.3 million, respectively, of unsecured junior subordinated debt securities issued by DC LLC. The junior subordinated debt securities are the sole assets of the Trusts. The Trust I securities mature on October 30, 2035 but are callable by DC LLC on or after October 30, 2010. The Trust II and Trust III securities both mature on October 30, 2036 but are callable by DC LLC on or after October 30, 2011. Interest is payable quarterly at a floating rate equal to three-month LIBOR plus 3.50% per annum for Trust I and plus 2.25% per annum for Trust II and Trust III. The rate as of December 31, 2008 was 6.97% for Trust I and 5.72% for Trust II and Trust III. The rate as of December 31, 2007 was 8.48% for Trust I and 7.23% for Trust II and Trust III.

The holders of the preferred securities issued by the Trusts are entitled to receive distributions payable quarterly at a variable rate equal to the respective spread over three-month LIBOR. The preferred and common securities of the Trusts do not have a stated maturity date; however, they are subject to mandatory redemption upon the maturity or call of the junior subordinated debt securities.

Unamortized deferred issuance costs associated with the junior subordinated debt securities totaled $1.7 million and $2.4 million as of December 31, 2008 and 2007, respectively. The debt issuance costs are classified as part of prepaid and other assets on the consolidated balance sheet. These costs are amortized into interest expense using a method that approximates the effective yield method from issuance date to the respective junior subordinated debt securities’ call date.

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

DFR has issued a parent guarantee for the payment of any amounts to be paid by DC LLC under the terms of the junior subordinated debt securities debenture. The obligations under the parent guarantee agreement constitute unsecured obligations of DFR and rank subordinate and junior to all other senior debt. The parent guarantee will terminate upon the full payment of the redemption price for the trust preferred securities or full payment of the junior subordinated debt securities upon liquidation of the Trusts. The junior subordinated debt securities are subject to several non-financial covenants, including those which relate to compliance with laws, maintenance of service agreements, protection of collateral and various notification requirements. Trust I’s junior subordinated debt securities also had a $200.0 million consolidated net worth covenant, which was subsequently amended and temporarily waived as discussed below. Failure to meet these requirements may cause an event of default resulting in an acceleration of the outstanding indebtedness.

On February 29, 2008, the Company entered into a letter agreement (the “Letter Agreement”) with the representative of the holders of its trust preferred securities. The Letter Agreement provided for a waiver of any prior noncompliance by DC LLC with the consolidated net worth covenant (the “Net Worth Covenant”) contained in the indenture governing the trust preferred securities issued by Deerfield Capital Trust I and waived any future noncompliance with the Net Worth Covenant through the earlier to occur of March 31, 2009 or the date the Company entered into supplemental indentures relating to Deerfield Capital Trust I, Deerfield Capital Trust II and Deerfield Capital Trust III (the “Trusts”) on agreed upon terms. The Company and the representative of the holders of the trust preferred securities agreed in the Letter Agreement that the Net Worth Covenant would be amended to include intangible assets and to reduce the threshold from $200.0 million to $175.0 million. The Company also agreed in the Letter Agreement that it would not allow DCM to incur more than $85.0 million of debt, it would conduct all of its asset management activities through DCM, it would not amend the Series A and Series B Notes except in specified circumstances, it may permit payments in kind, in lieu of cash interest, on the Series A and Series B Notes subject to the $85.0 million cap described above and it would not allow a change of control of DCM or a sale, transfer, pledge or assignment of any material asset of DCM. The Company further agreed that the provisions described above will be applicable in most instances to the trust preferred securities issued by each of the Trusts.

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

On November 7, 2008, the Company entered into a letter agreement (the “November Letter Agreement”) with the representative of the holders of its trust preferred securities. The November Letter Agreement provided a waiver of any prior noncompliance by DC LLC with the Net Worth Covenant and waived any future noncompliance with the Net Worth Covenant through April 1, 2010. The Company and the representative of the holders of the trust preferred securities agreed in the November Letter Agreement that the Company

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

would be prohibited from incurring additional indebtedness except for indebtedness permitted to be incurred in accordance with provisions that are substantially similar to the provisions of the agreements governing the Series A and Series B Notes and declaring additional dividends or distributions on its capital stock except as permitted in accordance with provisions that are substantially similar to the provisions of the agreements governing the Series A and Series B Notes and that the representative of the holders of the trust preferred securities would have certain inspection rights. The Company and the representative of the holders of the trust preferred securities agreed to enter into supplemental indentures to the indentures governing each of the Trusts to reflect the foregoing agreement within 30 days of the date of the November Letter Agreement. The Company paid a one time fee of $375,000 to the representative of the holders of the trust preferred securities in connection with the November Letter Agreement and the related supplemental indentures.

Series A and Series B Notes

On December 21, 2007, in connection with the Merger, the Company issued $73.9 million in principal amount of Series A and Series B Notes ($48.9 million Series A Notes and $25.0 million Series B Notes), recorded at a carrying value of $71.8 million, net of a $2.1 million fair value discount that will be amortized into interest expense using a method that approximates the effective yield method from issuance date to maturity on December 21, 2012. At the time of this transaction two employees of the Company held $0.8 million of the Series A Notes, one of these employees is also a member of the Company’s board of directors (the “Board”). Additionally, at the time of this transaction another member of the Board held $19.5 million of the Series B Notes. For the years ended December 31, 2008 and 2007, interest payments on the notes to these two employees totaled $74,000.

The holders of the Series A and Series B Notes entered into an intercreditor agreement (together with the note purchase agreements and related agreements, the “Note Documents”) with respect to their relative rights, which agreement provides, among other things, that the rights of the holders of the Series A Notes, including with respect to repayment of the Series A Notes, would be subordinated to the rights of the holders of the Series B Notes unless a specified principal amount of Series B Notes was prepaid by June 30, 2008. The required prepayment did not occur, and the Series A Notes are now subordinated to the Series B Notes. The Series A and Series B Notes are guaranteed by DFR and certain of its subsidiaries and are secured by certain equity interests owned by such guarantors as specified in the Note Documents. The Note Documents include an event of default if the Company fails to pay principal or interest due in respect of any material indebtedness or fails to observe the terms of or perform in accordance with the agreements evidencing such material indebtedness if the effect of such failure is to either permit the holders of such indebtedness to declare such indebtedness to be due prior to its stated maturity or make such indebtedness subject to a mandatory offer to repurchase.

The Series A and Series B Notes bear interest at a variable rate based upon LIBOR and an initial additional margin of 5.0% per annum. Commencing 24 months after the issuance date, such additional annual margin of the Series A and B Notes will increase by increments of 0.5% per annum in each three-month period for eighteen months and 0.25% per annum for each three-month period thereafter.

The Note Documents contain various restrictive covenants with respect to DFR and its subsidiaries incurring additional indebtedness or guarantees, creating liens on their assets and certain other matters and in each case subject to those exceptions specified in the Note Documents. The Company will be obligated to prepay the Series A and Series B Notes upon a Change of Control (as defined in the Note Documents). The Company may redeem the Series A and Series B Notes before their maturity from time to time, in whole or in part, at a redemption price equal to 100% of the aggregate outstanding principal amount of the Series A and B Notes to be redeemed plus accrued and unpaid interest.

Subject to the terms of the intercreditor agreement, the Company must use a specified portion of the net cash proceeds received by DFR or any of its subsidiaries from any of the following transactions to make an

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

offer to repurchase the Series A and Series B Notes at an offer price of 100% of the aggregate outstanding principal amount of the Series A and B Notes to be repurchased plus accrued and unpaid interest to the date of repurchase: (i) an asset sale outside the ordinary course of business or an event of loss, each as defined in the Note Documents, (ii) a debt issuance as defined in the Note Documents, (iii) an equity issuance as defined in the Note Documents, or (iv) certain exercises of warrants, rights, or options to acquire capital stock as defined in the Note Documents of DFR or any of its subsidiaries, in each case subject to specified exceptions set forth in the Note Documents.

In addition, the Note Documents require the Issuer and DFR to use their commercially reasonable efforts to obtain a replacement debt facility, the proceeds of which would be used to refinance the obligations under the Notes.

On March 14, 2008, the Company entered into waivers (the “March Waivers”) with the holders of its Series A and Series B Notes. The waivers extended through March 31, 2009 (the “Waiver Period”), and waived compliance with certain portions of a REIT qualification covenant contained in the related note purchase agreements. Pursuant to the waivers, the Company agreed to use reasonable best efforts to meet the requirements to qualify as a REIT during the Waiver Period. On May 29, 2008, the Company entered into amendments (the “May Amendments”) to the March Waivers. The May Amendments extended the March Waivers through December 31, 2009. The March Waivers and the May Amendments were superseded by the amendments that the Company entered into with the holders of the Series A and Series B Notes on September 26, 2008 (the “September Amendments’). The September Amendments, among other things, deleted the REIT qualification covenants in their entirety from the note purchase agreements governing the Series A and Series B Notes.

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

Non-Recourse Debt

Non-recourse debt refers to debt with recourse only to specific assets pledged as collateral to the lenders, such as warehouse facilities and the debt issued by CDOs that are consolidated as VIEs. The creditors of the non-recourse debt have no recourse to the other assets of the Company. None of the long term debt is subject to potential margin calls for additional pledges of cash or assets.

Wachovia Facility

On March 10, 2006, the Company entered into a three year revolving warehouse funding agreement with Wachovia Capital Markets, LLC (“Wachovia”). Financing under the Wachovia Facility is secured by assets ranging from large syndicated bank loans to subordinated notes and preferred stock. The Wachovia Facility is available to two bankruptcy remote special purpose vehicles (DWFC, LLC and Deerfield TRS (Bahamas) Ltd.), and Wachovia has full recourse only to the collateral of these entities for the repayment of the outstanding debt under the Wachovia Facility, which totaled $23.3 million and $120.9 million as of

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2008 and 2007, respectively. As of December 31, 2008 and 2007, $0.7 million and $1.5 million, respectively, of cash owned by these entities is considered restricted. On November 30, 2008, the Company triggered an acknowledged termination event under the Wachovia Facility, which, among other things, gives Wachovia the right to declare the debt under the Wachovia Facility to be immediately due and payable in full. Wachovia has delivered a reservation of rights letter in respect of this termination event, but has not exercised any of its rights with respect thereto.

As of December 31, 2008 and 2007, the Company had $13.9 million and $73.4 million, respectively, of debt outstanding under the Wachovia Facility. The Company incurred $1.2 million of debt issuance costs that were amortized into interest expense over the term of the Facility and were fully amortized as of December 31, 2008. The annual interest rate for the Wachovia Facility is based on short term commercial paper rates as defined in the warehouse funding agreement, plus 0.75% for large syndicated loans and plus 0.90% for all other loans, resulting in a weighted average rate of 5.10% and 6.60% as of December 31, 2008 and 2007, respectively. The Wachovia Facility also includes commitment and unused line fees of $1.0 million that the Company recognizes in interest expense.

The Wachovia Facility was subject to renewal on April 8, 2008. On that date, Wachovia informed the Company that the financial institutions party to the Wachovia Facility would not renew the Wachovia Facility. As a result, the Company was unable to undertake additional borrowings under the Wachovia Facility and was required to use all principal, interest and other distributions on the assets purchased under the Wachovia Facility to repay all borrowings thereunder. The Company has not undertaken any borrowings under the Wachovia Facility to purchase any assets since July 2007.

On May 12, 2008, the Company entered into a forbearance agreement with respect to the covenant under the Wachovia Facility that the Company maintain stockholders’ equity of at least $240.0 million (the “Stockholders’ Equity Covenant”). The forbearance agreement provided that no action would be taken in respect of any prior noncompliance with the Stockholders’ Equity Covenant and waived any future noncompliance with the Stockholders’ Equity Covenant or the concentration limits relating to the composition of the collateral under the Wachovia Facility through September 10, 2008. In accordance with the forbearance agreement, the Company was required to immediately contribute $3.0 million to the Wachovia Facility to reduce borrowings. Additionally, under the forbearance agreement, the Company was required to reduce the ratio of borrowings to aggregate par value of collateral under the Wachovia Facility (less certain adjustments) to 55% on or prior to July 17, 2008. The Company successfully met this threshold as of July 17, 2008. In connection with the forbearance agreement, the Company also entered into an amendment of the Wachovia Facility which, among other things, increased the interest rate payable under the Wachovia Facility from LIBOR plus 200 basis points to LIBOR plus 250 basis points and eliminated the quarterly servicer fee payable to the Company, which instead was used to repay borrowings under the Wachovia Facility.

On August 11, 2008, the Company entered into an amended and restated forbearance agreement related to the Wachovia Facility extending the period through which no action will be taken in respect of any prior noncompliance with the Stockholders’ Equity Covenant as well as certain concentration limits relating to the composition of the collateral under the Wachovia Facility through the earlier of December 31, 2008 and the date of any breach of the forbearance agreement by the Company. Under this forbearance agreement, the Company was required to reduce the ratio of borrowings to aggregate par value of collateral held under the Wachovia Facility (less certain adjustments) to 52% by August 15, 2008, 50% by September 15, 2008, 40% by October 31, 2008, 25% by November 30, 2008 and 0% by December 31, 2008. The Company successfully met the forbearance agreement threshold on the August 15, 2008, September 15, 2008 and October 31, 2008 measurement dates. However, the Company did not meet the forbearance agreement threshold on November 30, 2008, resulting in the acknowledged termination event discussed above.

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Market Square CLO

Market Square CLO’s debt securities bear interest at rates that reset quarterly based on varying spreads to three-month LIBOR. The Company’s long-term debt issued by Market Square CLO had a weighted average interest rate of 5.00% and 5.67%, using the last reset dates as of December 31, 2008 and 2007, respectively.

The Market Square CLO debt securities are due in 2017, but are callable by the Company quarterly, at par, subject to certain conditions. Market Square CLO is a consolidated bankruptcy remote subsidiary, and the holders of its debt securities have recourse only to the collateral of Market Square CLO, which had a carrying value of $197.8 million and $291.0 million as of December 31, 2008 and 2007, respectively.

DFR MM CLO

DFR MM CLO’s debt securities bear interest at rates that reset quarterly based on varying spreads to three-month LIBOR. The Company’s long-term debt issued by DFR MM CLO had a weighted average interest rate of 5.19% and 5.97% (5.44% and 6.33% including the $19.0 million of DFR MM CLO debt owned by the Company and eliminated upon consolidation), using the last reset dates as of December 31, 2008 and 2007, respectively.

The DFR MM CLO debt securities are due in 2019, but are callable by the Company, at par, on July 20, 2010 and quarterly thereafter, subject to certain conditions. DFR MM CLO is a consolidated bankruptcy remote subsidiary, and the holders of its debt securities have recourse only to the collateral of DFR MM CLO, which had assets with a carrying value of $293.8 million and $317.4 million as of December 31, 2008 and 2007, respectively.

17.	STOCKHOLDERS’ EQUITY

Common Stock

After the close of business on October 16, 2008, the Company effected a 1-for-10 reverse stock split of its common stock. Unless otherwise noted, all share and per share amounts reflected throughout the consolidated financial statements and notes thereto have been retroactively restated to reflect the reverse stock split.

The 14,999,992 shares (not adjusted to reflect the 1-for-10 reverse stock split effected on October 16, 2008) of Series A Preferred Stock issued in connection with the Merger were converted into common stock, on a one-for-one basis, by approval of a majority of the holders of outstanding shares of the Company’s common stock at a special meeting on March 11, 2008.

In August 2008, the Company announced that the Board had authorized the repurchase of up to $1.0 million of the Company’s outstanding common stock. The amount of the authorized repurchase was capped by the terms of the Company’s Series A and Series B Notes, which limit common stock repurchases to $1.0 million during the term of the note agreements. In accordance with this announcement, the Company repurchased and subsequently retired 220,000 shares of its common stock in private transactions at an average price of $4.40 per share during the year ended December 31, 2008.

Stock Grants

In accordance with his compensation arrangements, the Company granted the interim Chairman of the Board 200 shares of common stock in March 2008 and again in June 2008. In 2007 and 2006, the Company annually granted fully vested shares of common stock to four independent Board members, each receiving 250 shares of common stock in each grant. In addition, during the year ended December 31, 2007, two additional share grants of 200 and 364 shares were made to the Interim Chairman of the Board.

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following summarizes the Board grants for the periods presented:

	Number of	Weighted Average Fair	Fair Value
Grant Year	Shares	Value Per Share(1)	of Grant
			(In thousands)

2008	400	$11.00	$5
2007	1,564	$134.74	$211
2006	1,000	$130.00	$130

(1)	Weighted average fair value per share represents the closing stock price on the date of the grant.

In accordance with SFAS No. 123(R) the Company recognizes the entire fair value of stock grants as an expense on the grant date, as the shares are immediately vested.

The Company issued shares of common stock pursuant to its Management Agreement with DCM, prior to the Merger, which required DCM to receive at least 15% of each incentive fee in the form of stock rather than cash. The following summarizes the issuances of stock grants as payment of the 15% portion of the incentive fee to DCM for the periods presented:

	Number of	Amount
Year Issued	Shares Issued	Paid in Stock
		(In thousands)

2007	2,081	$330
2006	5,220	$698

Dividends

The Company’s dividends are recorded on the record date. The following summarizes the Company’s common stock dividend declarations and distributions for the years ended December 31, 2008 and 2007:

Declaration	Record	Payment	Per Share	Dividend
Date	Date	Date	Dividend	Payment
				(In thousands)

For the year ended December 31, 2008:
08/11/08	08/28/08	10/15/08	$0.85	$5,669

			$0.85	$5,669

For the year ended December 31, 2007:
04/23/07	05/07/07	05/30/07	$4.20	$21,723
07/24/07	08/07/07	08/28/07	4.20	21,736
10/23/07	11/06/07	11/27/07	4.20	21,736
12/18/07	12/28/07	01/29/08	4.20	21,736

			$16.80	$86,931

On August 11, 2008, the Company announced that its Board had declared a cash dividend of $0.85 per share on the Company’s common stock. The record date for the common dividend was August 28, 2008, and the payment date was October 15, 2008. In addition, on the dividend payment date, the Company paid approximately $1.7 million on account of accrued dividends with respect to the Series A Preferred Stock, which was converted into common stock in March 2008. As a result of these dividend payments, the Company believes that it distributed 100% of its 2007 REIT taxable income, thereby eliminating corporate level income tax on the Company’s taxable income for that year. The Company is no longer subject to the distribution requirements applicable to REITs.

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Performance Shares

During the first quarter of 2008, the Company granted 209,728 restricted stock units with a grant date fair value of $2.8 million (the “Performance Shares”) to certain of its employees as partial payment of their 2007 bonus. Each of the Performance Shares represents the right to receive one share of the Company’s common stock on March 3, 2011, subject to forfeiture and acceleration upon the occurrence of certain specified events. The number of Performance Shares granted to each employee is subject to adjustment for dividends or other distributions paid between March 3, 2008 and March 3, 2011 and may also be adjusted, as determined by the Company’s board of directors (the “Board”), in connection with any stock dividends, stock splits, subdivisions or consolidations of shares (including reverse stock splits) or similar changes in the Company’s capitalization. During the second quarter of 2008, an employee released the right to receive 22,814 Performance Shares. Additionally, during the second quarter of 2008, the Company granted 4,348 Performance Shares to each of the five independent board members with an aggregate grant date fair value of $250,000. During October 2008, holders of Performance Shares received an aggregate of 39,412 Performance Shares as a dividend payment equivalent to that which was paid in cash to the common stockholders.

The following table summarizes Performance Shares activity for the year ended December 31, 2008:

Performance shares as of January 1, 2008	—
Granted	231,467
Dividend payment in shares	39,412
Forfeited	(22,814)

Performance shares as of December 31, 2008	248,065

Restricted Stock Grants by Deerfield

As a result of the Merger, the Company acquired 9,740 shares of its common stock previously held by DCM at a price of $91.80 per share, which eliminates upon consolidation. Deerfield granted these 9,740 shares of DFR common stock to certain employees in March 2007 and under the terms of the grant, the restrictions on the employee’s ownership vest in three equal installments on the first, second and third anniversary of the grant date. As a result of the November 2008 Plan (See Note 24), vesting was accelerated on grants relating to 4,740 shares of common stock for certain terminated employees. Upon each vesting date, the grantee is entitled to receive the pro-rata portion of dividend payments paid on the stock plus a nominal amount of interest at a rate of LIBOR plus 5.0% per annum. The unamortized amount of the share-based payments totaled $0.1 million and $0.6 million as of December 31, 2008 and 2007, respectively, and are being recognized on a straight-line basis over the remaining vesting period as an expense to compensation and benefits in the consolidated statement of operations and an off-setting credit to additional paid-in capital. The dividend payments are treated in a similar manner and all interest accrued on unpaid dividends is recorded as interest expense in the consolidated statement of operations. Amounts recognized for the year ended December 31, 2008 and 2007 were nominal.

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes changes in restricted stock grants (number of shares) granted by Deerfield and obtained as a result of the Merger:

	Number of Shares
	2008	2007

Nonvested, January 1	9,740	—
Granted	—	9,740
Vested	(7,987)	—
Forfeited	(130)	—

Nonvested, December 31	1,623	9,740

Restricted Stock Grants and Options

On December 23, 2004, the Company granted 40,385 shares of restricted common stock, par value $0.001, and restricted options to purchase 134,616 shares of common stock at an exercise price of $150.00 per share, to DCM. Under the original agreement, the Company’s restrictions were to lapse, and full rights of ownership were to vest in three equal installments on the first, second and third anniversary of the grant date. Vesting was predicated on the continuing involvement of DCM in providing services to the Company. On the date of the Merger, vesting was accelerated for the remaining restricted common stock and stock options. The stock options were forfeited, and all of the shares of DFR common stock were distributed to the members of Deerfield and to certain employees in connection with the Merger, with the exception of the 9,740 shares discussed in the previous section.

The following table summarizes the Company’s restricted stock grant activity:

	Number of Shares		Weighted-average Grant
	2007	2006	Date Fair Value

Nonvested, January 1	13,462	26,923	$150.00
Granted	—	—	—
Vested	(13,462)	(13,461)	—
Forfeited	—	—	—

Nonvested, December 31	—	13,462	$150.00

The following table summarizes the Company’s stock option activity:

	Number of Shares		Weighted-average
	2007	2006	Exercise Price

Outstanding, January 1	134,616	134,616	$150.00
Granted	—	—	—
Exercised	—	—	—
Forfeited	(134,616)	—	—

Outstanding, December 31	—	134,616	$150.00

Exercisable, December 31	—	89,744	$150.00

In accordance with EITF No. 96-18, Accounting for Equity Instruments that are Issued to other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, the Company revalued the unvested restricted stock and stock options at fair value each reporting period. These changes in value were recognized ratably over the original vesting period resulting in an adjustment in the statement of operations, and an equal and offsetting amount to additional paid-in capital, of the amount attributable to all prior periods,

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

up to and including the current period end. The change in value attributable to future periods was recognized in the same fashion but in the appropriate future period. The fair value of stock options granted to DCM was estimated using the Black-Scholes option-pricing model for outstanding options grants with the following weighted-average assumptions:

	Year Ended December 31,
	2007(1)	2006

Dividend yield	13.26%	11.45%
Expected volatility	46.63%	17.63%
Risk-free interest rate	4.17%	4.70%
Expected life (in years)	7	8

(1)	Assumptions are as of the Merger date as options were surrendered as of that date and were not outstanding as of December 31, 2008 and 2007.

The unvested restricted stock and stock options vesting was accelerated in conjunction with the Merger. The stock options were forfeited on December 21, 2007 in connection with the Merger.

Stock Incentive Plan

Effective December 17, 2004, the Company adopted the Stock Incentive Plan (the “Plan”) that provides for the granting of stock options, common stock and stock appreciation rights to employees and service providers. On March 11, 2008, the Company’s stockholders approved an amendment and restatement of the Plan to, among other matters, increase the shares of the Company’s common stock reserved for issuance under the Plan from 269,231 to 613,673. The Plan was established to assist the Company in recruiting and retaining individuals with ability and initiative by enabling such persons or entities to participate in the Company’s future success and to associate their interests with the Company and those of its stockholders.

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	COMPUTATION OF EARNINGS (LOSS) PER SHARE

The following table presents the calculation of basic and diluted earnings (loss) per share:

	Year Ended December 31,
	2008	2007	2006
	(In thousands, except per share data)

Net (loss) income	$(757,410)	$(96,236)	$71,575
Less: Cumulative convertible preferred stock dividends and accretion	2,393	355	—

Net (loss) income attributable to common stockholders	$(759,803)	$(96,591)	$71,575

Weighted average shares used in basic computation:
Common Stock	6,514	5,161	5,142

Dilutive effect of:
Unvested restricted stock	—	—	16

Weighted average shares used in diluted computation	6,514	5,161	5,158

Net (loss) income per share — basic	$(116.65)	$(18.72)	$13.92

Net (loss) income per share — diluted	$(116.65)	$(18.72)	$13.88

For the years ended December 31, 2008 and 2007, the 14,999,992 shares of Series A Preferred Stock (not adjusted to reflect the 1-for-10 reverse stock split effected on October 16, 2008) are not included in calculation of diluted net loss per share because their effect was anti-dilutive. Potentially dilutive shares relating to options to purchase 134,616 shares of common stock for the year ended December 31, 2006 are not included in the calculation of diluted net income (loss) per share because the effect is anti-dilutive. On March 11, 2008, the Series A Preferred Stock converted into 14,999,992 shares of common stock (not adjusted to reflect the 1-for-10 reverse stock split effected on October 16, 2008), which are included in the calculation of basic earnings per share.

The shares of Series A Preferred Stock are considered participating securities under the two-class method as required by EITF Issue No. 03-6, Participating Securities and the Two-class method under FASB Statement No. 128. The two-class method is an earnings allocation formula that determines earnings for each class of common stock and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. Under the two-class method, net income is reduced by the amount of dividends declared in the current period for each class of stock and by the contractual amounts of dividends that must be paid for the current period. The remaining earnings (loss) are then allocated to common stock and participating securities to the extent that each security may share in earnings as if all of the earnings for the period had been distributed. Diluted earnings per share is calculated using the treasury stock and “if converted” methods for potential common stock. Basic net income (loss) per share is calculated by dividing the weighted average shares outstanding for the Series A Preferred Stock and common stock into the cumulative convertible preferred stock dividends and accretion, and the net income (loss) attributable to common stockholders, respectively. Diluted net income (loss) per share is calculated by dividing the weighted average common stock including the effect of any dilutive securities using the “if-converted” method into the net income (loss). If this effect is anti-dilutive, the dilutive securities are excluded from this computation. The Series A Preferred Stock participate in any dividends declared on the Company’s common stock or earn a 5% per annum dividend on the liquidation preference of $150.0 million as of December 31, 2007, subject to customary anti-dilution provisions, whichever is greater, and do not have a contractual obligation to share in the losses, if any, in any given period.

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	SERIES A CUMULATIVE CONVERTIBLE PREFERRED STOCK

Series A Preferred Stock discussions have not been adjusted to reflect the 1-for-10 reverse stock split effected on October 16, 2008. Upon completion of the Merger, the Company issued 14,999,992 shares of Series A Preferred Stock to the selling members of Deerfield with a fair value of $7.75 per share. In connection with their previous ownership of Deerfield, a former member of the Board received 3,914,425 shares, the Chief Executive Officer received 210,299 shares and certain other employees received 112,876 shares (93,487 shares of which were received by employees who are no longer employees of the Company), respectively. The 14,999,992 shares of Series A Preferred Stock were converted into common stock, on a one-for-one basis, by approval of a majority of the holders of outstanding shares of the Company’s common stock at a special meeting on March 11, 2008.

Dividends on the Series A Preferred Stock are cumulative and began to accrue from the date of the Merger. On October 15, 2008, the Company paid approximately $1.7 million on account of accrued dividends with respect to the Series A Preferred Stock.

20.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The following is a summary of the components of accumulated other comprehensive loss:

	Year Ended December 31, 2008
	Available-for-	Cash Flow	Foreign Currency
	Sale Securities	Hedges	Translation	Total
	(In thousands)

Beginning balance — January 1, 2008	$13,413	$(97,239)	$43	$(83,783)
Cumulative effect adjustment from the adoption of SFAS No. 159	(14,914)	—	—	(14,914)
Unrealized net loss for the period	(7,271)	—	—	(7,271)
Foreign currency loss	—	—	(45)	(45)
Reclassification adjustments:
Other-than-temporary impairment of securities	4,717	—	—	4,717
Accelerated amortization(1)	—	91,651	—	91,651
Hedging amortization recognized in earnings	—	5,389	—	5,389

Ending balance — December 31, 2008	$(4,055)	$(199)	$(2)	$(4,256)

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2007
	Available-for-	Cash Flow	Foreign Currency
	Sale Securities	Hedges	Translation	Total
	(In thousands)

Beginning balance — January 1, 2007	$(105,579)	$58,420	$—	$(47,159)
Unrealized net loss for the period	(96,938)	(108,556)	—	(205,494)
Foreign currency gain	—	—	43	43
Reclassification adjustments:
Securities sold	2,738	—	—	2,738
Other-than-temporary impairment of securities	109,559	—	—	109,559
Hedging amortization recognized in earnings	—	(48,397)	—	(48,397)
Deconsolidation of Pinetree CDO	103,633	1,294	—	104,927

Ending balance — December 31, 2007	$13,413	$(97,239)	$43	$(83,783)

(1)	Due to the repayments of repurchase agreement obligations during the year ended December 31, 2008, $91.7 million was reclassified from other comprehensive loss to net gain (loss) on derivatives related to the change in forecasted repurchase agreement transactions.

21.	INCOME TAXES

Historically, DFR had elected to be taxed as a REIT. Accordingly, its REIT taxable income was not subject to federal income tax to the extent the Company distributed such income to its stockholders and fulfilled certain REIT asset, income, stock ownership and record keeping requirements. However, during the third quarter of 2008, the Company converted to a C corporation to maximize the use of significant potential tax benefits and provide more flexibility with respect to future capital investment. The termination of the Company’s REIT status was retroactive to January 1, 2008, resulted in the Company becoming taxable as a C corporation for the entire 2008 taxable year and will prevent the Company from qualifying as a REIT, should it desire to do so, until its 2013 taxable year.

For the 2008 taxable year, DFR expects to file a consolidated U.S. federal income tax return with all of its domestic corporate subsidiaries, including Deerfield TRS Holdings, Inc. (“TRS Holdings”), the five domestic corporations that own the Company’s investment in DFR MM CLO, DFR TRS I Corp. and DFR TRS II Corp. (the entities that own 100% of the equity of Deerfield as a result of the Merger). Filing a consolidated tax return will allow the Company to use the significant tax losses incurred during 2007 and 2008 to offset not only DFR’s stand-alone taxable income but also the taxable income of its subsidiaries that were previously treated as domestic TRSs and not consolidated for tax purposes. As a result, the Company expects to receive an income tax refund of $2.6 million for estimated tax payments made earlier in 2008, which is included in other receivables on the consolidated balance sheet.

Market Square CLO, DFR MM CLO and Deerfield TRS (Bahamas) Ltd. are foreign subsidiaries that are generally exempt from federal and state income taxes because they restrict their activities in the United States to trading stocks and securities for their own accounts. DFR is required, however, to include, on an annual basis, the taxable income from such foreign subsidiaries in its calculation of taxable income, regardless of whether that income is distributed to DFR.

Because of the Company’s termination its REIT status effective January 1, 2008, the Company has recorded deferred income taxes as of December 31, 2008 in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”). DFR records deferred tax assets and liabilities for the future tax consequences attributable to differences between the GAAP carrying amounts and their respective income tax

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

bases. Deferred tax liabilities are deferred tax consequences attributable to taxable temporary differences representing future taxable items, while deferred tax assets are deferred tax consequences attributable to deductible temporary differences, operating loss carryforwards and tax credit carryforwards representing future deductible items. As required by SFAS No. 109, DFR recorded deferred tax assets and liabilities using enacted tax rates that are expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized.

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

As of December 31, 2008, the Company concluded that, due to the ongoing disruption and uncertainty in the credit markets, a full valuation allowance on the deferred tax asset would be recorded. Accordingly, as of December 31, 2008, the Company has recognized a gross deferred tax asset of $381.4 million, a deferred tax liability of $1.3 million and a valuation allowance for deferred tax assets in the amount of $380.1 million. As such, the Company recognized no net deferred tax asset as of December 31, 2008.

In future reporting periods, the Company will continue to reassess its ability to recognize additional deferred tax assets. If management concludes, after evaluation of all positive and negative evidence, that realization of the deferred tax asset is more likely than not, then the Company will remove some or all of the valuation allowance and recognize a deferred tax asset at that time, which will impact the Company’s recorded income tax expense or benefit on the consolidated statement of operations.

As of December 31, 2008, DFR had a federal net operating loss (“NOL”) of approximately $194.2 million, which will be available to offset future taxable income, subject to the limitations described below. If not used, this NOL will begin to expire in 2028. The Company also had net capital losses (“NCLs”) in excess of capital gains of $366.3 million as of December 31, 2008, which can be carried forward to offset future capital gains, subject to the limitations described below. If not used, this carryforward will expire in 2013. No assurance can be provided that the Company will have future taxable income or future capital gains to benefit from its NOL and NCL carryovers. In addition, the Company’s NOL and NCL carryovers may be limited by Sections 382 and 383 of the Code if it undergoes an ownership change as defined in those sections (“Ownership Change.”) If an Ownership Change occurs, the Company’s ability to use its NOLs, NCLs and certain recognized built-in losses to reduce its taxable income in a future year would generally be limited to an annual amount, or

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Section 382 Limitation, equal to the fair value of the Company immediately prior to the Ownership Change multiplied by the “long term tax-exempt interest rate.” In the event of an Ownership Change, NOLs and NCLs that exceed the Section 382 Limitation in any year will continue to be allowed as carryforwards for the remainder of the carryforward period, and such NOLs and NCLs can be used to offset taxable income for years within the carryforward period subject to the Section 382 Limitation in each year. However, if the carryforward period for any NOL or NCL were to expire before that loss is fully utilized, the unused portion of that loss would be lost.

On March 11, 2009, the Board adopted a stockholder rights plan (“Rights Plan”) to limit Ownership Change, and declared a dividend of one right (“Right”) for each outstanding share of our common stock to stockholders of record at the close of business on March 11, 2009. The Rights will also attach to any additional shares of the Company’s common stock issued after March 11, 2009. The Rights Plan was not adopted in response to any effort to acquire control of the Company, but as a means to preserve the use of previously accumulated NOLs, NCLs and certain other tax attributes by dissuading investors from aggregating ownership in the Company and triggering an ownership change for purposes of Sections 382 and 383 of the Code.

Initially, the Rights will not be exercisable and will be attached to and automatically trade with the Company’s common stock. The Rights will separate from the Company’s common stock and a “distribution date” will occur, with certain exceptions, upon the earlier of (i) ten business days following a public announcement that a person or group of affiliated or associated persons has acquired beneficial ownership of 4.9% or more of the Company’s outstanding common stock, which person or group would then qualify as an “acquiring person,” or (ii) ten business days following the first public announcement of a person’s intention to commence or the commencement of a tender offer or exchange offer that would result in a person becoming an acquiring person. In addition to other exceptions, a person will not become an acquiring person if such person acquired the shares of the Company’s common stock, directly or indirectly, as the result of a warrant, the exercise thereof, the transfer or acquisition of such warrant or common stock acquired thereby, where such warrant had first been issued upon approval by the Board unless and until such person and its affiliates and associates acquire any additional shares of the Company’s common stock then outstanding that are unrelated to the warrant. If the Rights become exercisable, each Right will entitle its holder to purchase one one-thousandth of a share of the Company’s Series A Junior Participating Preferred Stock at a purchase price of $16.00 per fractional share, subject to adjustment. The Rights have no voting privileges and will expire at the close of business on March 10, 2019, unless earlier expired, redeemed or exchanged by the Company. The Rights will expire at such time as the State Department of Assessments and Taxation of Maryland accepts for record a charter amendment providing for (as determined in good faith by the Board) restrictions on the transfer of our securities in order to preserve the benefits of the Company’s NOLs, NCLs or other tax attributes.

The Rights Plan contains customary “flip-in” and “flip-over” provisions such that if a person or group acquires beneficial ownership of 4.9% or more of the Company’s common stock and is determined by the Board to be an acquiring person, each Right (other than Rights held by the acquiring person) will entitle the holder to purchase common stock having a value of two times the exercise price of the Right.

For the year ended December 31, 2008, the Company recognized income tax expense of $0.4 million.

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below details the significant components of the Company’s deferred tax asset and deferred tax liability and associated valuation allowance as of December 31, 2008 (In thousands):

Deferred tax assets:
Provision for loan losses	$32,311
Unrealized gains/losses	48,401
Impairment of intangible assets and goodwill	54,751
RMBS book/tax differences	13,587
Excess capital losses	145,525
Net operating loss carryforward	77,204
Other	9,634

381,413
Less: Valuation allowance	(380,068)
Deferred tax asset	1,345

Other	(1,345)

Deferred tax liability	(1,345)

Net deferred tax asset	$—

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

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the statutory income tax provision to the effective income tax provision for 2008 is as follows:

	Year Ended
	December 31, 2008
	Tax	Rate
	(In thousands)

Pretax book loss at statutory tax rate	$(300,893)	39.75%
Non-U.S. income taxed at different rates	60	(0.01)%
Permanent Differences:
Nondeductible expenses	(947)	0.13%
Nondeductible goodwill	3,279	(0.43)%
Tax effect of REIT termination effective
January 1, 2008	(81,337)	10.74%
Valuation allowance	380,068	(50.20)%
Other	121	(0.02)%

Total income tax expense	$351	(0.05)%

Prior to the Company’s termination of REIT status on January 1, 2008, the Company had elected to be taxed as a REIT and complied with the relevant provisions of the Code. Accordingly, the Company was not subject to federal or state income tax to the extent that it distributed 100% of its taxable income to stockholders and satisfied certain asset, income, stock ownership and record keeping requirements.

As a REIT, the Company was able to pass through substantially all of its earnings generated at the REIT level to stockholders without paying income tax at the corporate level. However, the Company held various assets in TRS entities. The TRS entities taxable as domestic C corporations were subject to federal, state and local taxes to the extent they generated net taxable income. For the years ended December 31, 2007 and 2006, the TRS entities recorded a provision for income taxes of $980,000 and $6,000, respectively.

A reconciliation of the statutory income tax provision to the effective income tax provision for 2007 is as follows:

	Year Ended
	December 31, 2007
	Tax	Rate
	(In thousands)

Pretax book loss at statutory tax rate	$(33,339)	35.00%
Non-taxable income at statutory income tax rate	34,558	(36.28)%
State & local taxes, net of federal provision	120	(0.13)%
Marginal rate adjustment	(359)	0.38%

Total income tax provision	$980	(1.03)%

22.	THE MANAGEMENT AGREEMENT

Prior to the Merger with Deerfield, the Company operated under a management agreement (the “Management Agreement”) that provided, among other things, that the Company would pay DCM, in exchange for investment management and certain administrative services, certain fees and reimbursements. After the Merger, on December 21, 2007, the Company entered into a revised management agreement (the “Revised Management Agreement”) to provide the same types of services. Under the Revised Management Agreement, fees are paid on a cost plus margin basis for investment advisory and executive management

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

services, and all ancillary services, including back office support and certain operating expenses, are charged at cost. The Revised Management Agreement does not have an incentive fee component.

The Management Agreement terms are summarized below:

DFR paid DCM a monthly base management fee equal to 1/12 of Equity multiplied by 1.75%. Equity as defined by the Management Agreement represented net proceeds from any issuance of common shares less other offering related costs plus or minus the Company’s retained earnings (excluding non-cash equity compensation incurred in current or prior periods) less any amounts the Company paid for common share repurchases. The calculation could have been adjusted for one-time events due to changes in GAAP as well as other non-cash charges upon approval of the independent directors of the Company. The base management fee was paid monthly in arrears.

DFR paid DCM a quarterly incentive fee based on the product of (1) 25.0% of the dollar amount by which (A) the Company’s net income (before incentive fees) for a quarter per common share (based on weighted average number of actual shares outstanding) exceeded (B) an amount equal to (i) the weighted average share price of common shares in the initial offering and subsequent offerings of the Company, multiplied by (ii) the greater of (a) 2.00% and (b) 0.50% plus one-fourth of the Ten Year Treasury rate for such quarter, multiplied by (2) the weighted average number of common shares outstanding for the quarter. The calculation could have been adjusted for one-time events due to changes in GAAP as well as other non-cash charges upon approval of the independent directors of the Company.

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

The Company’s base management fee expense, not eliminated in consolidation, for the years ended December 31, 2007 and 2006 was $12.2 million and $13.3 million, respectively. In addition to the base management fee, amortization for the year ended December 31, 2007 and 2006 was $(0.1) million and $2.4 million, respectively, related to the restricted stock and stock options granted to DCM, and was included in the management fee expense to related party in the consolidated statements of operations. See Note 17 for additional information regarding the grant to DCM. DCM earned an incentive fee for the year ended December 31, 2007 and 2006 of $2.2 million and $3.3 million, respectively. The Company recorded expenses related to reimbursable out-of-pocket and certain other costs incurred by DCM totaling $1.1 million and $0.6 million for the years ended December 31, 2007 and 2006, respectively. For the year ended December 31, 2008, investment advisory fees earned by the Investment Management segment from the Principal Investing segment were $12.1 million, which are eliminated in consolidation. The management fees under the Revised Management Agreement are based on a transfer pricing study of the services provided.

23.	RELATED-PARTY TRANSACTIONS

For 2007, DCM earned, pursuant to the Management agreement, management fees of $12.1 million, incentive fees of $2.2 million and expense reimbursements of $1.1 million prior to the Merger. In addition, prior to the Merger, the Audit Committee approved the hiring of DCM as the Company’s internal audit service provider (or internal auditor). DCM’s main function as the internal auditor was to evaluate and report to the Audit Committee on the adequacy of the Company’s internal controls for financial reporting. For 2007, DCM earned $0.2 million in fees for its internal auditor services prior to the Merger.

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s Compensation Committee approved the terms of, and on May 22, 2008 the Company entered into, a satisfaction agreement with Mr. Grien resolving each party’s understanding of the compensation obligations owed to Mr. Grien pursuant to the terms of his employment agreement, which the Company assumed in connection with the Merger. Pursuant to the terms of the satisfaction agreement, the Company agreed to pay Mr. Grien a sum of $667,000, representing full and final settlement of Mr. Grien’s compensation payment claims under his employment agreement, which expired in accordance with its terms on December 31, 2007. In return, Mr. Grien agreed to generally release the Company from claims arising under his employment agreement. Mr. Grien further agreed to release the right to receive 22,814 Performance Shares previously granted as part of his 2007 bonus award but which Mr. Grien had not accepted. In the event Mr. Grien is subject to any tax liability, related penalties or interest related to his release of the 22,814 Performance Shares, the Company is obligated pursuant to the terms of the satisfaction agreement to pay such amounts on behalf of Mr. Grien, provided that it also have a right to control the defense of any claims relating thereto.

In connection with the previously announced cost-saving initiatives (See Note 24), DCM entered into a transition employment agreement, dated December 23, 2008 and effective December 30, 2008, with Mr. Grien, the former president. Mr. Grien relinquished his title as president on November 6, 2008. In connection with his departure, Mr. Grien was given the ability to select one of three compensatory options. As per Mr. Grien’s selection, his employment terminated on January 13, 2009. Mr. Grien continued to receive his current base salary and benefits through the end of his employment. In addition, Mr. Grien will receive a lump sum payment of $500,000 in accordance with the terms of his transition employment agreement. He will also be paid approximately $22,300 for accrued but unused vacation. Mr. Grien provided a general release to DCM for any claims he might have against DCM and its affiliates. In addition, Mr. Grien executed a second release releasing DCM and its affiliates from all claims that may have arisen from December 23, 2008 through January 13, 2009. In consideration of this release, Mr. Grien received an additional one week of salary in accordance with DCM’s normal payroll policies.

In connection with the previously announced cost-saving initiatives (See Note 24), DCM entered into a transition employment agreement, effective January 7, 2009, with Mr. Smith, the former chief financial officer. Mr. Smith relinquished his title as chief financial officer on November 6, 2008. In connection with his departure, Mr. Smith was given the ability to select one of three compensatory options. Per Mr. Smith’s selection, his employment with DCM was scheduled to terminate on February 25, 2009 or on such earlier date as Mr. Smith resigns. Mr. Smith resigned on January 29, 2009. Mr. Smith continued to receive his base salary and benefits through the date of his resignation and also received a $30,000 payment on February 1, 2009. In addition, Mr. Smith will receive (i) a lump sum payment of $125,000 and (ii) an additional $30,000 payment payable on February 1, 2010 or earlier at DCM’s discretion. He will also be paid approximately $6,635 for accrued but unused vacation. Mr. Smith provided a general release to DCM for any claims he might have against DCM and its affiliates. In addition, Mr. Smith executed a second release releasing DCM and its affiliates from all claims that may have arisen from December 31, 2008 through January 29, 2009. In consideration of this release, Mr. Smith received an additional one week of salary paid in accordance with DCM’s normal payroll policies.

In connection with the previously announced cost-saving initiatives (See Note 24), DCM entered into a transition employment agreement, dated December 23, 2008 and effective December 30, 2008, with Mr. Brinckerhoff, DCM’s director of portfolio management. Mr. Brinckerhoff was given the ability to select one of three compensatory options. As per Mr. Brinckerhoff’s selection, his employment with DCM will terminate on April 18, 2009 or on such earlier date as he resigns. Mr. Brinckerhoff will work on such ongoing and transition matters as DCM may assign to him prior to his last day of employment on April 18, 2009. Mr. Brinckerhoff will continue to receive his current base salary and benefits through the end of his employment subject to the terms of his transition employment agreement. In addition, Mr. Brinckerhoff will receive a lump sum payment of $250,000 in accordance with the terms of his transition employment agreement. Mr. Brinckerhoff provided a general release to DCM for any claims he might have against DCM

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and its affiliates. In addition, Mr. Brinckerhoff has agreed to execute a second release that will release DCM and its affiliates from all claims that may arise from December 23, 2008 through his final day of employment. In consideration of this release, Mr. Brinckerhoff will receive an additional one week of salary at his current rate in accordance with DCM’s normal payroll policies.

24.	COST SAVINGS INITIATIVES

On March 1, 2008, in response to the adverse credit markets the Company implemented the March 2008 Plan and reduced the Company’s headcount by 13 employees, or approximately 10% of the then current workforce, across a broad range of functions. This resulted in severance expense of $0.3 million during the year ended December 31, 2008. In November 2008, in response to the continued deterioration in market conditions, the Board approved a second cost saving initiative (the “November 2008 Plan”). The November 2008 Plan involved reducing headcount by 24 employees, or approximately 26% of the then current workforce, reducing bonus compensation and instituting a salary freeze. The compensation payable to those 24 employees accounted for approximately 37% of the Company’s annual compensation expense in 2008. The November 2008 Plan headcount reductions are largely related to the fixed income arbitrage trading business and the associated back-office infrastructure. As a result of the November 2008 Plan, the Company recorded $1.3 million in severance expense and $0.2 million in exit costs during the year ended December 31, 2008. For the year ended December 31, 2008 the Company recorded $1.8 million in cost savings initiatives in the consolidated statements of operations related to the March 2008 Plan and the November 2008 Plan and expects approximately $0.1 million in additional charges during 2009. As of December 31, 2008, the Company had 67 employees, a reduction of 63 employees since December 31, 2007.

The following table provides a rollforward of the activity within the consolidated balance sheets related to the March and November 2008 Plans:

	Employee Severance	Exit Costs
	Accrual(1)	Accrual(1)	Total
	(In thousands)

Balance — January 1, 2008	$—	$—	$—
Expenses	1,592	229	1,821
Distributions	(509)	(54)	(563)

Balance — December 31, 2008	$1,083	$175	$1,258

(1)	Included within the accrued and other liabilities line item in the consolidated balance sheet.

25.	SEGMENT REPORTING

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

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following summarizes the financial information concerning the Company’s reportable segments (as described in Note 1) for the year ended December 31, 2008:

	For The Year Ended December 31, 2008
	Investment	Principal
	Management	Investing	Eliminations		Consolidated
	(In thousands)

Interest income	$723	$121,618	$—		$122,341
Interest expense	7,108	77,696	—		84,804

Net interest (expense) income	(6,385)	43,922	—		37,537
Provision for loan losses	—	75,996	—		75,996

Net interest (expense) income after provision for loan losses	(6,385)	(32,074)	—		(38,459)
Investment advisory fees	52,225	—	(12,064	)(1)	40,161

Total net revenues	$45,840	$(32,074)	$(12,064)		$1,702
Depreciation and amortization	$9,442	$—	$—		$9,442
Income tax expense	$127	$224	$—		$351

Net loss	$(149,496)	$(607,914)	$—		$(757,410)

As of December 31, 2008
(In thousands)

Identifiable assets	$62,472	$935,064	$(680	)(2)	$996,856

(1)	Represents the fees charged to the Principal Investing segment by the Investment Management segment on a cost plus basis for investment advisory, management and operational services.

(2)	Represents the payable for fees charged to the Principal Investing segment by the Investment Management segment and the intercompany receivable from the Principal Investing segment for expenses paid by the Investment Management segment which have not yet been reimbursed by the Principal Investing segment.

The Company believes that financial information regarding segment operating activities from the December 21, 2007 Merger date to December 31, 2007 is not material or meaningful for the purposes of evaluating the Company’s financial results and therefore is not presented. As of December 31, 2007, total assets of the Investment Management Segment and the Principal Investing segments were $221.3 million and $7,556.7 million, respectively.

26.	EMPLOYEE BENEFIT PLAN

As a result of the Merger, the Company maintains a voluntary contribution 401(k) plan (the “Plan”) covering all of its employees who meet certain minimum requirements and elect to participate. Under the Plan, employees may contribute a specified portion of their salary into the Plan after completing an initial employment period. The Company has the discretion to match a percentage of the employee contributions for the year. All Plan contributions are paid into the Deerfield & Company LLC 401(k) Savings Plan & Trust (the “Trust”). The Trust is allowed to invest the contributions, at the employer’s discretion, in a variety of instruments defined in the Plan agreement. The Company will not make any contributions to the Plan for the year ended December 31, 2008. The Company contributed $0.3 million on behalf of the employees for the year ended December 31, 2007.

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

2008 Interim Chairman Compensation Agreement

On July 29, 2008, the Company entered into a letter agreement (the “2008 Rothschild Compensation Agreement”), with Peter H. Rothschild setting forth the fees payable to him for his services as Interim Chairman of the Board for the year ended December 31, 2008. The 2008 Rothschild Compensation Agreement provided for a 2008 base fee of $500,000 (less the $20,000 previously paid to Mr. Rothschild in 2008 for his services as Interim Chairman of the Board). The 2008 Rothschild Compensation Agreement also provided for two discretionary fees, a “Capital Transaction Success Fee” not to exceed $1,000,000 and an “Other Success Fee” not to exceed $500,000, that may have been paid if certain specified conditions were met. The Compensation Committee of the Board had complete discretion over whether to award the Capital Transaction Success Fee and awarded Mr. Rothschild a bonus of $150,000 related to the year ended December 31, 2008.

Other Commitments

The Company had unfunded commitments on bank loans of $5.1 million as of December 31, 2008. The timing and amount of additional funding on these bank loans are at the discretion of the borrower.

Lease Commitments

The Company leases its primary office space and certain office equipment under agreements which expire through February 2021. Included in other general and administrative expense is rental expense related to operating leases of approximately $2.5 million and $70,000 for the years ended December 31, 2008 and 2007, respectively. Prior to the Merger there was no rental expense. Future minimum commitments under operating leases with greater than one year terms are as follows:

(In thousands)

2009	$1,220
2010	1,214
2011	1,222
2012	1,257
2013	1,291
Thereafter	9,989

$16,193

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

28.	SUBSEQUENT EVENTS

Mayfair Transaction

On February 11, 2009, the Company assumed the management contract for Mayfair Euro CDO I B.V., or Mayfair Euro CDO, a Euro-denominated CDO collateralized primarily by investment grade and high-yield corporate bonds. As of February 15, 2009, the aggregate principal balance of this CDO was approximately $137.0 million (converted from Euros at the February 15, 2009 exchange rate of 1.2765). This transaction was in line with the Company’s previously announced strategy to acquire and assume CDO management contracts from other investment managers.

2009 Interim Chairman Compensation Agreement

On March 5, 2009, the Company entered into a letter agreement (the “2009 Rothschild Compensation Agreement”) with Peter H. Rothschild setting forth the fees payable to him for his services as Interim Chairman of the Board for the year ended December 31, 2009. Mr. Rothschild has been a member of the Board since December 2004 and the Interim Chairman of the Board since April 19, 2007. The 2009 Rothschild Compensation Agreement provides for a base fee for 2009 of $500,000 and an expense reimbursement of $10,000 per month for expenses relating to office space, information technology and other items which Mr. Rothschild pays to his firm which provides him with office space and related infrastructure. The 2009 Rothschild Compensation Agreement also provides for two discretionary fees, a “Capital Transaction Success Fee” not to exceed $1,000,000 and a “Non-Capital Transaction Success Fee” not to exceed $500,000, which may be paid if certain specified conditions are met. The conditions for payment of the discretionary fees include, but are not limited to, Mr. Rothschild playing an instrumental role in arranging and completing a strategic transaction that substantially increases shareholder value. The Compensation Committee of the Board has complete discretion over whether to award the Capital Transaction Success Fee and the Non-Capital Transaction Success Fee and over the amount of the fees and the portion payable as cash or non-cash compensation. In addition, the 2009 Rothschild Compensation Agreement also provides for a “Fund Success Fee” of $250,000 relating to a proposed new investment fund, provided the closing of initial capital commitments to the fund occurs on or before June 30, 2009 and the total amount of such commitments exceeds $50.0 million.

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

29.	SUPPLEMENTAL QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following is a presentation of the quarterly results of operations for the years ended December 31, 2008 and 2007:

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	2008	2008	2008	2008	2007	2007	2007	2007
	(In thousands, except share and per share data)

REVENUES
Interest income	$61,350	$21,824	$20,506	$18,661	$122,699	$129,712	$125,765	$114,725
Interest expense	47,600	12,421	11,671	13,112	98,859	102,539	98,948	93,041

Net interest income	13,750	9,403	8,835	5,549	23,840	27,173	26,817	21,684
Provision for loan losses	2,200	2,302	15,459	56,035	1,800	5,133	—	1,500

Net interest income (expense) after provision for loan losses	11,550	7,101	(6,624)	(50,486)	22,040	22,040	26,817	20,184
Investment advisory fees	12,119	12,359	9,015	6,668	—	—	—	1,455

Total net revenues	23,669	19,460	2,391	(43,818)	22,040	22,040	26,817	21,639

EXPENSES
Compensation and benefits	9,101	7,635	4,984	5,197	—	—	—	1,309
Management fee expense to related party	—	—	—	—	3,330	3,430	2,710	2,671
Incentive fee expense to related party	—	—	—	—	2,185	—	—	—
Professional services	1,387	2,343	2,211	1,237	617	800	1,418	1,474
Insurance expense	734	733	740	700	136	205	207	203
Other general and administrative expenses	1,430	1,850	1,417	1,162	369	791	721	872
Depreciation and amortization	2,687	2,580	2,498	1,677	—	—	—	297
Occupancy	621	609	645	643				68
Cost savings initiatives	257	70	(2)	1,496	—	—	—	—
Impairment of intangible assets and goodwill	27,906	1,128	110,268	6,704	—	—	—	—

Total expenses	44,123	16,948	122,761	18,816	6,637	5,226	5,056	6,894

OTHER INCOME AND (LOSS) GAIN
Net (loss) gain on available-for-sale securities	—	(3,856)	(856)	18	2,549	(243)	(23,176)	(91,426)
Net (loss) gain on trading securities	(200,719)	(1,747)	(13,655)	(3,867)	2,640	(5,688)	5,645	12,899
Net (loss) gain on loans held for investment and loans held for sale	(26,542)	5,505	(14,367)	(63,643)	1,962	(1,492)	(7,451)	(7,569)
Net (loss) gain on derivatives	(223,215)	6,070	(2,239)	(12,999)	46	5,327	(20,216)	(40,903)
Dividend income and other gain (loss)	118	76	(678)	483	264	(361)	(118)	3,332

Net other income and (loss) gain	(450,358)	6,048	(31,795)	(80,008)	7,461	(2,457)	(45,316)	(123,667)

(Loss) income before income tax expense	(470,812)	8,560	(152,165)	(142,642)	22,864	14,357	(23,555)	(108,922)
Income tax (benefit) expense	(7,202)	2,868	4,718	(33)	337	(137)	(320)	1,100

Net (loss) income	(463,610)	5,692	(156,883)	(142,609)	22,527	14,494	(23,235)	(110,022)

Less: Cumulative convertible preferred stock dividends and accretion	2,393	—	—	—	—	—	—	355

Net (loss) income attributable to common stockholders	$(466,003)	$5,692	$(156,883)	$(142,609)	$22,527	$14,494	$(23,235)	$(110,377)

NET (LOSS) INCOME PER SHARE — BASIC	$(84.78)	$0.83	$(22.81)	$(21.15)	$4.37	$2.81	$(4.50)	$(21.38)
NET (LOSS) INCOME PER SHARE — DILUTED	$(84.78)	$0.83	$(22.81)	$(21.15)	$4.35	$2.80	$(4.50)	$(21.38)
WEIGHTED-AVERAGE NUMBER OF SHARES OUTSTANDING — BASIC	5,496,522	6,881,715	6,878,260	6,743,274	5,158,729	5,159,693	5,161,811	5,162,215
WEIGHTED-AVERAGE NUMBER OF SHARES OUTSTANDING — DILUTED	5,496,522	6,881,715	6,878,260	6,743,274	5,176,346	5,175,938	5,161,811	5,162,215

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer and Treasurer, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act), as of the end of the period covered by this Annual Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer and Treasurer concluded that our disclosure controls and procedures are effective.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our company as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with participation of our Chief Executive Officer and Chief Financial Officer and Treasurer, management assessed the effectiveness of internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on management’s assessment under the framework in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2008. The effectiveness of internal control over financial reporting as of December 31, 2008 has been audited by our company’s independent registered public accounting firm as stated in their report that appears on page 115 of this Annual Report.

Change in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

There are inherent limitations in the effectiveness of any control system, including the potential for human error and the circumvention or overriding of the controls and procedures. Additionally, judgments in decision-making can be faulty, and breakdowns can occur because of simple error or mistake. An effective control system can provide only reasonable, not absolute, assurance that the control objectives of the system are adequately met. Accordingly, our management, including our Chief Executive Officer and Chief Financial Officer and Treasurer, does not expect that our control system can prevent or detect all errors or fraud. Finally, projections of any evaluation or assessment of effectiveness of a control system to future periods are subject to the risks that, over time, controls may become inadequate because of changes in an entity’s operating environment or deterioration in the degree of compliance with policies or procedures.

ITEM 9B.	OTHER INFORMATION

On March 13, 2009, following Board approval, we entered into indemnification agreements (the “Indemnification Agreements”) with each of our executive officers and directors. The Indemnification Agreements supplement existing indemnification provisions of our bylaws and charter and, in general, provide for indemnification to the maximum extent permitted by Maryland law, subject to the exceptions, terms and conditions provided in the Indemnification Agreements. The Indemnification Agreements also provide that we will advance to the indemnified person, upon receipt of certain written undertakings from the indemnified person, reasonable expenses incurred in connection with any proceeding arising out of such indemnified person’s service to our company. Any expenses we advance are required to be reimbursed by an indemnified person should a final judicial determination be made that indemnification is not available under applicable law. Pursuant to the Indemnification Agreements, we agreed to maintain or otherwise provide for the indemnified person to be covered by directors’ and officers’ liability insurance in a commercially reasonable amount for such period of time as the indemnified person may be subject to any liability arising out of their service to our company.

The foregoing description of the Indemnification Agreements does not purport to be complete and is qualified in its entirety by reference to the form of Indemnification Agreement, a copy of which is filed herewith as Exhibit 10.51 and incorporated herein by reference.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2008 pursuant to General Instruction G(3).

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2008 pursuant to General Instruction G(3).

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2008 pursuant to General Instruction G(3).

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2008 pursuant to General Instruction G(3).

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2008 pursuant to General Instruction G(3).

PART IV.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

(1) Financial Statements:

The consolidated financial statements of Deerfield Capital Corp. included in “Part II — Item 8. Financial Statements and Supplementary Data” are filed as a part of this Annual Report.

(2) Financial Statement Schedules:

The schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(3) Exhibits:

Ex. No.	Description of Exhibit

2.1	Agreement and Plan of Merger by and among Deerfield Triarc Capital Corp., DFR Merger Company, LLC, Deerfield & Company LLC and, solely for the purposes set forth therein, Triarc Companies, Inc. (in such capacity, the Sellers’ Representative), dated as of December 17, 2007.(1)
3.1	Articles of Amendment and Restatement of Deerfield Capital Corp., as amended and supplemented.*
3.2	Bylaws of Deerfield Capital Corp.(2)
4.1	Form of Certificate for Common Stock.(3)
4.2	Junior Subordinated Indenture between Deerfield Triarc Capital LLC and JPMorgan Chase Bank, National Association, as trustee, dated September 29, 2005.(4)
4.3	Amended and Restated Trust Agreement among Deerfield Triarc Capital LLC, JPMorgan Chase Bank, National Association, Chase Bank USA, National Association and the Administrative Trustees named therein, dated September 29, 2005.(4)
4.4	Junior Subordinated Note due 2035 in the principal amount of $51,550,000, dated September 29, 2005.(5)
4.5	Rights Agreement, between Deerfield Capital Corp. and American Stock Transfer & Trust Company LLC, as rights agent, dated as of March 11, 2009.(6)
4.6	Articles Supplementary Establishing and Fixing the Rights and Preferences of the Series A Preferred Stock, dated December 24, 2007 (included in Exhibit 3.1).*
4.7	Articles Supplementary Establishing and Fixing the Rights and Preferences of the Series A Junior Participating Preferred Stock, dated March 11, 2009 (included in Exhibit 3.1).*
10.1	Registration Rights Agreement among Deerfield Triarc Capital Corp., Credit Suisse First Boston LLC, Deutsche Bank Securities Inc. and Bear, Stearns & Co. Inc. for the benefit of certain holders of the common stock of Deerfield Triarc Capital Corp., dated as of December 23, 2004.(3)
10.2	License Agreement between Deerfield Triarc Capital Corp. and Deerfield Capital Management LLC, dated as of December 23, 2004.(3)
10.3	Junior Subordinated Note Purchase Agreement by and between Deerfield Triarc Capital LLC and JPMorgan Chase Bank, National Association, as trustee on behalf of Deerfield Triarc Capital Trust I, dated September 29, 2005.(5)
10.4	Parent Guarantee Agreement between Deerfield Triarc Capital Corp. and JPMorgan Chase Bank, National Association, as guarantee trustee, dated September 29, 2005.(4)
10.5	Purchase Agreement among Deerfield Triarc Capital LLC, Deerfield Triarc Capital Corp., Deerfield Triarc Capital Trust I and Bear, Stearns & Co. Inc., dated September 29, 2005.(4)
10.6	Purchase Agreement among Deerfield Triarc Capital LLC, Deerfield Triarc Capital Corp., Deerfield Triarc Capital Trust I and Taberna Preferred Funding III, Ltd., dated September 29, 2005.(4)
10.7	2004 Stock Incentive Plan.(3)
10.8	Amended and Restated Stock Award Agreement between Deerfield Triarc Capital Corp. and Deerfield Capital Management LLC, dated June 14, 2005.(3)

Ex. No.	Description of Exhibit

10.9	Amended and Restated Stock Option Agreement between Deerfield Triarc Capital Corp. and Deerfield Capital Management LLC, dated June 14, 2005.(3)
10.10	Form of Stock Award Agreement for Non-Employee Directors.(3)
10.11	Indemnification Agreement between Deerfield Triarc Capital Corp. and Jonathan W. Trutter, dated as of April 17, 2007.(7)
10.12	Indemnification Agreement between Deerfield Triarc Capital Corp. and Robert C. Grien, dated as of April 17, 2007.(7)
10.13	Indemnification Agreement between Deerfield Triarc Capital Corp. and Richard G. Smith, dated as of April 17, 2007.(7)
10.14	Indemnification Agreement between Deerfield Triarc Capital Corp. and Frederick L. White, dated as of April 17, 2007.(7)
10.15	Summary of Compensation to Members of the Special Committee of the Board of Directors.(8)
10.16	Employment Agreement by and between Deerfield Capital Management LLC and Jonathan W. Trutter, dated June 26, 2004.(9)
10.17	Employment Agreement by and between Deerfield Capital Management LLC and Luke D. Knecht, dated June 26, 2004.(9)
10.18	Amendment No. 1 to Employment Agreement by and between Deerfield Capital Management LLC and Luke D. Knecht, dated August 18, 2006.(9)
10.19	Form of Series A Note Purchase Agreement by and among DFR Merger Company LLC, as issuer, Deerfield & Company LLC, as issuer, Deerfield Triarc Capital Corp., as parent, the purchasers party thereto, and Triarc Deerfield Holdings, LLC, as administrative holder and collateral agent, dated as of December 21, 2007.(1)
10.20	Form of Series B Note Purchase Agreement by and among DFR Merger Company LLC, as issuer, Deerfield & Company LLC, as issuer, Deerfield Triarc Capital Corp., as parent, the purchasers party thereto, Spensyd Asset Management LLLP, as administrative holder, and Triarc Deerfield Holdings, LLC, as collateral agent, dated as of December 21, 2007.(1)
10.21	Form of Series A Senior Secured Note Due December 21, 2012.(1)
10.22	Form of Series B Senior Secured Note Due December 21, 2012.(1)
10.23	Form of Series A Guaranty and Pledge Agreement by and among Deerfield & Company LLC, Deerfield Capital Corp., Deerfield Capital Management LLC, Deerfield Triarc TRS Holdings, Inc. and Triarc Deerfield Holdings, LLC, as collateral agent, dated as of December 21, 2007.(1)
10.24	Form of Series B Guaranty and Pledge Agreement by and among Deerfield & Company LLC, Deerfield Capital Corp., Deerfield Capital Management LLC, Deerfield Triarc Capital LLC, DFR Merger Company, LLC, DFR TRS I Corp., DFR Company, LLC and Triarc Deerfield Holdings, LLC, as collateral agent, dated as of December 21, 2007.(1)
10.25	Registration Rights Agreement among Deerfield Triarc Capital Corp., the parties identified on the signature pages thereto and the other persons who may become parties thereto from time to time in accordance therewith, dated as of December 21, 2007.(1)
10.26	Lease Agreement between Prentiss Properties Acquisition Partners, L.P. and Deerfield & Company LLC, dated July 1, 2005.(10)
10.27	Collateral Agency and Intercreditor Agreement, made by and among Triarc Deerfield Holdings, LLC, Jonathan W. Trutter, Paula Horn, and the John K. Brinckerhoff and Laura R. Brinckerhoff Revocable Trust, as holders of the Series A Senior Secured Notes Due 2012, Sachs Capital Management LLC, Spensyd Asset Management LLLP, and Scott A. Roberts, as holders of the Series B Senior Secured Notes Due 2012, Triarc Deerfield Holdings, LLC, as collateral agent, Deerfield & Company LLC, as issuer, and Deerfield Capital Corp., dated as of December 21, 2007.(10)
10.28	Letter Agreement by and among Taberna Preferred Funding III, Ltd., Taberna Preferred Funding V, Ltd., Taberna Preferred Funding VII, Ltd., Taberna Preferred Funding VIII, Ltd. and Taberna Preferred Funding IX, Ltd., on the one hand, and Deerfield Capital LLC and Deerfield Capital Corp., on the other hand, dated as February 29, 2008.(10)

Ex. No.	Description of Exhibit

10.29	Waiver, dated March 14, 2008, by and among Deerfield Capital Corp., Deerfield & Company LLC, Triarc Deerfield Holdings, LLC and the Required Holders (as defined in the Note Purchase Agreement for the Series A Senior Secured Notes).(11)
10.30	Waiver, dated March 14, 2008, by and among Deerfield Capital Corp., Deerfield & Company LLC, and the Required Holders (as defined in the Note Purchase Agreement for the Series B Senior Secured Notes).(11)
10.31	Supplemental Indenture, dated May 6, 2008, by and between Deerfield Capital LLC and The Bank of New York Trust Company, National Association, as trustee.(12)
10.32	Supplemental Indenture, dated May 6, 2008, by and between Deerfield Capital LLC and The Bank of New York Trust Company, National Association, as trustee.(12)
10.33	Supplemental Indenture, dated May 6, 2008, by and between Deerfield Capital LLC and The Bank of New York Trust Company, National Association, as trustee.(12)
10.34	Forbearance Agreement, dated as of May 12, 2008, by and among DWFC, LLC and Deerfield TRS (Bahamas) Ltd., as borrowers, Deerfield Capital LLC, as originator and servicer, Wachovia Bank, National Association, as swingline purchaser, Variable Funding Capital Company LLC, Wachovia Capital Markets, LLC, as administrative agent and VFCC agent, Wachovia Bank, National Association, as hedge counterparty and certain other parties from time to time party thereto.(12)
10.35	Omnibus Amendment No. 1, dated as of May 12, 2008, to the Sale and Servicing Agreement dated as of March 10, 2006, as amended, by and among Deerfield Capital LLC, as originator and servicer, DWFC, LLC and Deerfield TRS (Bahamas) Ltd., as borrowers, Wachovia Capital Markets, LLC, as administrative agent and VFCC agent, Variable Funding Capital Company LLC, as conduit purchaser, and Wachovia Bank, National Association, as swingline purchaser.(12)
10.36	Amendment No. 1, dated as of May 12, 2008, to the Note Purchase Agreement, dated as of December 21, 2007 (the Series A NPA), by and among DFR Merger Company, LLC, Deerfield & Company LLC, Deerfield Capital Corp., Triarc Companies, Inc. and the Purchasers.(12)
10.37	Amendment No. 1, dated as of May 12, 2008, to the Note Purchase Agreement, dated as of December 21, 2007 (the Series B NPA), by and among DFR Merger Company, LLC, Deerfield & Company LLC, Deerfield Capital Corp., Triarc Companies, Inc. and the Purchasers.(12)
10.38	Employment Agreement, dated May 9, 2008, between Deerfield Capital Management LLC and Frank Straub.(13)
10.39	Satisfaction Agreement, dated May 22, 2008, between the Company and Robert C. Grien.(14)
10.40	Amendment No. 1, dated as of May 29, 2008, to and under the Waiver, dated March 14, 2008, by and among Deerfield Capital Corp., Deerfield & Company LLC, Triarc Companies, Inc. and the Required Holders (as defined in the Note Purchase Agreement governing the Series A Senior Secured Notes).(15)
10.41	Amendment No. 1, dated as of May 29, 2008, to and under the Waiver, dated March 14, 2008, by and among Deerfield Capital Corp., Deerfield & Company LLC and the Required Holders (as defined in the Note Purchase Agreement governing the Series B Senior Secured Notes).(15)
10.42	Amendment No. 2, dated as of September 26, 2008, to and under the Series A Note Purchase Agreement, dated as of December 21, 2007.(16)
10.43	Amendment No. 2, dated as of September 26, 2008, to and under the Series B Note Purchase Agreement, dated as of December 21, 2007.(16)
10.44	Second Supplemental Indenture, dated as of September 26, 2008, to and under the Junior Subordinated Indenture, dated as of September 29, 2005.(16)
10.45	Second Supplemental Indenture, dated as of September 26, 2008, to and under the Junior Subordinated Indenture, dated as of August 2, 2006.(16)
10.46	Second Supplemental Indenture, dated as of September 26, 2008, to and under the Junior Subordinated Indenture, dated as of October 27, 2006.(16)

Ex. No.	Description of Exhibit

10.47	Letter Agreement by and among Taberna Preferred Funding III, Ltd., Taberna Preferred Funding V, Ltd., Taberna Preferred Funding VII, Ltd., Taberna Preferred Funding VIII, Ltd. and Taberna Preferred Funding IX, Ltd., on the one hand, and Deerfield Capital LLC and Deerfield Capital Corp., on the other hand, dated as November 7, 2008.(17)
10.48	Transition Employment Agreement, dated December 23, 2008, between Deerfield Capital Management LLC and Robert C. Grien.(18)
10.49	Transition Employment Agreement, dated December 23, 2008, between Deerfield Capital Management LLC and John K. Brinckerhoff.(18)
10.50	Transition Employment Agreement between Deerfield Capital Management LLC and Richard G. Smith.(19)
10.51	Form of Indemnification Agreement.*
10.52	Letter Agreement between Deerfield Capital Corp. and Peter H. Rothschild, dated as of March 5, 2009.*
21.1	Subsidiaries of the Registrant.*
23.1	Consent of Independent Registered Public Accounting Firm.*
24.1	Power of Attorney (included on signature page).*
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 21, 2007, as amended.

(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008, filed with the SEC on August 11, 2008.

(3)	Incorporated by reference to the Company’s Registration Statement on Form S-11 (Registration No. 333-123762), as amended, initially filed with the SEC on April 1, 2005.

(4)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the SEC on October 4, 2005.

(5)	Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended September 30, 2005 filed with the SEC on November 14, 2005.

(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 11, 2009.

(7)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 5, 2007.

(8)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007, filed with the SEC on November 7, 2007.

(9)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 28, 2007, as amended, excluding Item 7.01 and the exhibits to Item 7.01.

(10)	Incorporated by references to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the SEC on February 29, 2008.

(11)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 14, 2008.

(12)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008, filed with the SEC on May 12, 2008.

(13)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 14, 2008.

(14)	Incorporated by reference to Amendment No. 2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the SEC on May 27, 2008.

(15)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 3, 2008.

(16)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 2, 2008.

(17)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008, filed with the SEC on November 10, 2008.

(18)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 30, 2008.

(19)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 8, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 16, 2009
DEERFIELD CAPITAL CORP.

By:	/s/ JONATHAN W. TRUTTER
Name:     Jonathan W. Trutter

Title:	Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Jonathan W. Trutter and Robert Contreras and each of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934 and any rules, regulations and requirements of the U.S. Securities and Exchange Commission in connection with this Annual Report on Form 10-K and any and all amendments thereto, and any other documents in connection therewith, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ PETER H. ROTHSCHILD	By:	/s/ ROBERT E. FISCHER

	Peter H. Rothschild, Interim Chairman and Director		Robert E. Fischer, Director
Date:	March 16, 2009	Date:	March 16, 2009

By:	/s/ PETER W. MAY	By:	/s/ ROBERT B. MACHINIST

	Peter W. May, Director		Robert B. Machinist, Director
Date:	March 16, 2009	Date:	March 16, 2009

By:	/s/ JONATHAN W. TRUTTER	By:	/s/ HOWARD RUBIN

	Jonathan W. Trutter, Chief Executive Officer and Director (Principal Executive Officer)		Howard Rubin, Director
Date:	March 16, 2009	Date:	March 16, 2009

By:	/s/ FRANCIS P. STRAUB III

Francis P. Straub III, Senior Vice President and Chief Financial Officer and Treasurer (Principal Financial Officer)
Date:	March 16, 2009