Form 10-Q
period 2009-03-31
Deerfield Capital Corp.
filed 2009-05-11
CIK 1313918

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number: 1-32551

DEERFIELD CAPITAL CORP.

(Exact name of registrant as specified in its charter)

Maryland	20-2008622
(State of incorporation)	(I.R.S. Employer
Identification No.)

6250 North River Road, 9th Floor, Rosemont, Illinois 60018

(773) 380-1600

 (Address, including zip code, and telephone number,

 including area code, of registrant’s principal executive offices)

n/a

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐ No ☒

There were 6,454,924 shares of the registrant’s Common Stock outstanding as of May 8, 2009.

DEERFIELD CAPITAL CORP.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2009

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this quarterly report on Form 10-Q, or Quarterly Report, and the information incorporated by reference into this Quarterly Report are forward-looking as permitted by the Private Securities Litigation Reform Act of 1995. These include statements regarding future results or expectations. Forward-looking statements can be identified by forward-looking language, including words such as “believes,” “anticipates,” “expects,” “estimates,” “intends,” “may,” “plans,” “projects,” “will” and similar expressions, or the negative of these words. Such forward-looking statements are based on facts and conditions as they exist at the time such statements are made. Forward-looking statements are also based on predictions as to future facts and conditions, the accurate prediction of which may be difficult and involve the assessment of events beyond our control. Forward-looking statements are further based on various operating assumptions. Caution must be exercised in relying on forward-looking statements. Due to known and unknown risks, actual results may differ materially from expectations or projections. We do not undertake any obligation to update any forward-looking statement, whether written or oral, relating to matters discussed in this Quarterly Report, except as may be required by applicable securities laws. All future written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referenced above. In addition, it is our policy generally not to make any specific projections as to future earnings, and we do not endorse any projections regarding future performance that may be made by third parties.

The following factors, among others, could cause actual results to differ materially from those described in the forward-looking statements:

Relating to our business generally:

•	effects of the current dislocation and weakness in the mortgage market and credit markets generally;

•	effects of the current global economic crisis and recession;

•

failure to comply with covenants contained in the agreements governing our indebtedness, and failure to obtain waivers for future non-compliance, including with respect to the net worth covenant in the agreements governing our trust preferred securities and our ability to extend the current waiver for non-compliance beyond April 1, 2010;

•	limitations and restrictions contained in instruments and agreements governing our indebtedness;

•	our ability to maintain adequate liquidity, including ability to raise additional capital and secure additional financing;

•

our ability to develop and submit an acceptable plan to the NYSE Amex LLC (the “NYSE Amex”) that adequately addresses how we will regain compliance, and our ability to generally regain and maintain compliance, with the continued listing standards of the NYSE Amex to maintain the listing of our securities on a national securities exchange;

•	our ability to generate earnings or raise capital to achieve positive stockholders’ equity;

•	internal policy decisions at the NYSE Amex that may impact our ability to maintain our listing;

•

our ability to satisfy the conditions to the capital commitments in our new investment venture with Pegasus Capital Advisors L.P. (“Pegasus”), whether Pegasus ultimately invests all or a portion of its $75.0 million capital commitment and whether such investment venture is successful;

•	rapid changes in the fair values of our assets, making it difficult for us to comply with our exemption from registration under the Investment Company Act of 1940, as amended (the “1940 Act”);

•

our ability to forecast our tax attributes, which are based upon various facts and assumptions, and our ability to protect and use our net operating losses and net capital losses to offset future taxable income and gains, including whether our recently adopted stockholder rights plan or our current proposed charter amendment will be effective in preventing an ownership change that would significantly limit our ability to utilize such losses;

•	increases in borrowing costs relative to interest received on our assets;

•

the costs and effects of the current Securities and Exchange Commission (“SEC”) investigation into certain mortgage securities trading procedures in connection with which the SEC has requested information from Deerfield Capital Corp. (“DFR”) and Deerfield Capital Management LLC (“DCM”) regarding certain mortgage securities trades of ours;

•	changes in strategy, including investment strategy;

•	our inability, due to market conditions, to launch collateralized debt obligation (“CDO”) or other investment vehicles, which provide us with investment management fee revenue;

•	effect of the current market conditions on management fees and equity cash flows from CDOs;

•	loss of key personnel, most of whom are not bound by employment agreements;

•	our ability to enter into, and the effects of, any potential strategic transaction:

•	adverse changes in accounting principles, tax law or legal or regulatory requirements;

•	failure to comply with applicable laws and regulations;

•	liability resulting from actual or potential future litigation;

•	the costs, uncertainties and other effects of legal and administrative proceedings;

•	the costs of obtaining, and the potential inability to obtain, necessary or prudent insurance to cover our business operations;

•	the impact of competition; and

•	actions of domestic and foreign governments and the effect of war or terrorist activity.

Relating to our investment management segment:

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

•	non-renewal or early termination of investment management agreements or removal of DCM as investment manager pursuant to the terms of such investment management agreements;

•	pricing pressure on the advisory fees that we can charge for our investment advisory services;

•	our ability to assume or otherwise acquire additional CDO management contracts on favorable terms, or at all;

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

•	changes in CDO asset and liability spreads making it difficult or impossible to launch new CDOs or negatively impacting our investment advisory fees;

•	our ability to launch new investment products, make investments in such products and realize growth from fee-based income;

•	liability relating to our failure to comply with investment guidelines set by our clients or the provisions of the management and other agreements; and

•	changes in laws, regulations or government policies affecting our business, including investment management regulations and accounting standards.

Relating to our principal investing segment:

•	impact of changes in our strategy surrounding the composition and decreased size of our investment portfolio;

•	a decrease in the value of our mortgage portfolio resulting in higher counterparty margin calls and decreased liquidity;

•	effects of leverage and indebtedness on portfolio performance;

•

effects of defaults or terminations under repurchase transactions, interest rate swaps and long term debt obligations, including our revolving warehouse funding agreement with Wachovia Capital Markets, LLC;

•

the impact on our investments and business strategy resulting from conservatorship of the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”), and related efforts, along with any changes in laws and regulations affecting the relationship between Fannie Mae and Freddie Mac and the U.S. government;

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

These and other factors that could cause our actual results to differ materially from those described in the forward-looking statements are set forth in our annual report on Form 10-K for the year ended December 31, 2008, including those factors set forth in our annual report under the heading “Risk Factors” as well as other factors set forth in this Quarterly Report and our other public filings with the SEC and public statements. Readers of this Quarterly Report are cautioned to consider these risks and uncertainties and not to place undue reliance on any forward-looking statements.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2009	2008
	(In thousands, except share
	and per share amounts)
ASSETS
Cash and cash equivalents	$42,354	$32,791
Due from broker	23,939	15,065
Restricted cash and cash equivalents	23,905	76,892
Available-for-sale securities—at fair value	2,619	2,338
Trading securities, including $335,252 and $340,866 pledged—at fair value	339,436	347,977
Other investments	4,764	4,764
Derivative assets	21	132
Loans held for sale	210,616	218,137
Loans held for investment	304,438	255,351
Allowance for loan losses	(22,171)	(19,979)
Loans held for investment, net of allowance for loan losses	282,267	235,372
Investment advisory fee receivables	2,030	4,012
Interest receivable	4,360	5,843
Other receivable	2,513	4,249
Prepaid and other assets	11,678	11,831
Fixed assets, net	8,820	9,143
Intangible assets, net	26,997	28,310
TOTAL ASSETS	$986,319	$996,856

LIABILITIES
Repurchase agreements, including $53 and $407 of accrued interest	$318,641	$326,112
Due to broker	—	1,514
Derivative liabilities	13,817	13,529
Interest payable	2,575	6,606
Accrued and other liabilities	7,190	15,112
Long term debt	714,622	716,417
TOTAL LIABILITIES	1,056,845	1,079,290

STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.001: 100,000,000 shares authorized; 14,999,992 shares issued and zero outstanding	—	—
Common stock, par value $0.001: 500,000,000 shares authorized; 6,455,466 and 6,455,466 shares issued and 6,454,383 and 6,449,102 shares outstanding	6	6
Additional paid-in capital	865,910	865,869
Accumulated other comprehensive loss	(3,928)	(4,256)
Accumulated deficit	(932,514)	(944,053)
TOTAL STOCKHOLDERS’ DEFICIT	(70,526)	(82,434)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$986,319	$996,856

See notes to condensed consolidated financial statements.

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended March 31,
	2009	2008
	(In thousands, except share and per share amounts)
Revenues
Interest income	$13,782	$61,350
Interest expense	6,999	47,600
Net interest income	6,783	13,750
Provision for loan losses	2,107	2,200
Net interest income after provision for loan losses	4,676	11,550
Investment advisory fees	4,737	12,119
Total net revenues	9,413	23,669

Expenses
Compensation and benefits	3,354	9,101
Professional services	790	1,387
Insurance expense	764	734
Other general and administrative expenses	946	1,430
Depreciation and amortization	1,635	2,687
Occupancy	639	621
Cost savings initiatives	197	257
Impairment of intangible assets and goodwill	—	27,906
Total expenses	8,325	44,123

Other Income and Gain (Loss)
Net loss on available-for-sale securities	(31)	—
Net gain (loss) on trading securities	5,138	(200,719)
Net gain (loss) on loans	5,815	(26,542)
Net loss on derivatives	(404)	(223,215)
Dividend income and other net (loss) gain	(49)	118
Net other income and gain (loss)	10,469	(450,358)
Income (loss) before income tax expense	11,557	(470,812)
Income tax expense (benefit)	18	(7,202)

Net income (loss)	11,539	(463,610)
Less: Cumulative convertible preferred stock dividends and accretion	—	2,393
Net income (loss) attributable to common stockholders	$11,539	$(466,003)

NET INCOME (LOSS) PER SHARE - BASIC	$1.72	$(84.78)
NET INCOME (LOSS) PER SHARE - DILUTED	$1.72	$(84.78)

WEIGHTED-AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC	6,702,329	5,496,522
WEIGHTED-AVERAGE NUMBER OF SHARES OUTSTANDING - DILUTED	6,702,329	5,496,522

See notes to condensed consolidated financial statements.

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT (UNAUDITED)

				Accumulated
	Common Stock		Additional	Other
		Par	Paid-in	Comprehensive	Accumulated		Comprehensive
	Shares	Value	Capital	Loss	Deficit	Total	Income
	(In thousands)
Balance - January 1, 2009	6,449	$6	$865,869	$(4,256)	$(944,053)	$(82,434)
Net income					11,539	11,539	$11,539
Available-for-sale securities - fair value adjustment				308		308	308
Previously designated derivatives - amortization of net loss				49		49	49
Foreign currency translation loss				(29)		(29)	(29)
Comprehensive income							$11,867
Share-based compensation	5		41			41
Balance - March 31, 2009	6,454	$6	$865,910	$(3,928)	$(932,514)	$(70,526)

See notes to condensed consolidated financial statements.

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended March 31,
	2009	2008
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$11,539	$(463,610)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Net premium and discount amortization on investments, loans and debt issuance	(59)	393
Share-based compensation	41	115
Net purchases of trading securities	(582)	(341,181)
Net (gain) loss from trading securities	(5,138)	200,720
Other-than-temporary impairment on available-for-sale securities	31	—
Net proceeds (purchases) of loans held for sale	967	(1,919)
Net (gain) loss on loans	(5,815)	26,550
Provision for loan losses	2,107	2,200
Net changes in undesignated derivatives	137	(148,727)
Amortization of net loss on previously designated derivatives	49	96,904
Depreciation and amortization	1,635	2,687
Impairment of intangible assets and goodwill	—	27,906
Non-cash rental expense	141	50
Provision for income tax	18	—
Deferred tax expense (benefit)	49	(11,814)
Changes in operating assets and liabilities:
Due from broker	1,921	78,982
Interest receivable	530	25,670
Other receivable	3,464	904
Prepaid and other assets	(200)	(2,803)
Accrued interest on repurchase agreements	(354)	(19,464)
Due to broker	(1,253)	(621)
Interest payable	(4,030)	(7,221)
Accrued and other liabilities	(8,076)	(4,242)
Net cash used in operating activities	(2,878)	(538,521)

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted cash and cash equivalents	52,987	(10,016)
Purchase of available-for-sale securities	—	(1,750)
Principal payments on available-for-sale securities	—	22,824
Proceeds from the sale of trading securities previously classified as available-for-sale	—	4,138,198
Principal payments on trading securities previously classified as available-for-sale	14,423	144,017
Origination and purchase of loans held for investment	(67,978)	(1,512)
Principal payments on loans held for investment	10,021	18,104
Proceeds from sale of loans held for investment	10,956	18,707
Proceeds from sale of loans held for sale previously classified as held for investment	1,165	—
Purchases of fixed assets	—	(8)
Net cash provided by investing activities	21,574	4,328,564

CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments under repurchase agreements	(7,117)	(3,860,528)
Proceeds from Wachovia Facility	—	3,000
Payments made on Wachovia Facility	(1,932)	—
Payment of debt issuance costs	(83)	(267)
Dividends paid	—	(21,736)
Payments made on short term debt	—	(648)
Net cash used in financing activities	(9,132)	(3,880,179)

Foreign currency translation	(1)	(20)
Net increase (decrease) in cash and cash equivalents	9,563	(90,156)
Cash and cash equivalents at beginning of period	32,791	113,733
Cash and cash equivalents at end of period	$42,354	$23,577

SUPPLEMENTAL DISCLOSURE:
Cash paid for interest	$10,412	$81,881
Cash (received) paid for income taxes	(175)	1,299

NONCASH INVESTING AND FINANCING ACTIVITIES:
Unsettled loan sales - due to broker	10,795	—
Settlement of interest income as an addition to principal balance of loans	955	1,684
Receipt of warrants	—	1,092
Share-based compensation	—	2,789
Series A cumulative convertible preferred stock dividend and accretion	—	2,393

See notes to condensed consolidated financial statements.

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.         ORGANIZATION

Deerfield Capital Corp. (“DFR” and, together with its subsidiaries, the “Company”) is a Maryland corporation. The Company, through its wholly-owned subsidiary, Deerfield Capital Management LLC (“DCM”), manages client assets, including bank loans and other corporate debt, residential mortgage backed securities (“RMBS”), government securities and asset-backed securities (“ABS”). In addition, its Principal Investing segment has an investment portfolio comprised of fixed income investments, including bank loans and other corporate debt and RMBS. Historically, the Company had elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”). However, the Company’s REIT status terminated in 2008 when, in an effort to increase stockholder value, the Company converted to a C corporation to maximize use of significant potential tax benefits and provide more flexibility with respect to future capital investment.

DFR was externally managed by DCM from the commencement of its operations in December 2004 until December 21, 2007 when the Company acquired Deerfield & Company LLC (“Deerfield”), the parent company of DCM (the “Merger”). As a result of the Merger, Deerfield and its subsidiaries became indirect wholly-owned subsidiaries, and DFR became internally managed.

The Company intends to operate, and to cause each of its subsidiaries to operate, in such a way as to be excluded from registration under the Investment Company Act of 1940, as amended (the “1940 Act”).  DFR and Deerfield Capital LLC (“DC LLC”) are excluded from registration under the 1940 Act because no more than 40% of their respective assets, on an unconsolidated basis, excluding cash and government securities, are investment securities. The Company intends to continue to qualify for this exclusion by monitoring the value of all its subsidiaries and any investment securities it owns to ensure that at all times, no more than 40% of its assets, on an unconsolidated basis, excluding certain items, will be investment securities under the 1940 Act.

After the close of business on October 16, 2008, the Company effected a 1-for-10 reverse stock split of its common stock. All share and per share amounts reflected throughout the condensed consolidated financial statements and notes thereto have been retroactively restated to reflect the reverse stock split.

Business Segments

The Company operates within two business segments:

Investment Management — The Company manages assets within a variety of investment vehicles, including collateralized debt obligations (“CDOs”), separately managed accounts and investment funds, and earns investment advisory fees for providing its services. The Company specializes in managing corporate debt, RMBS, government securities, commercial real estate and ABS.

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

Liquidity and Capital Resources

The Company believes that its current cash and cash equivalents, unencumbered liquid assets, net equity in financed RMBS portfolio along with cash flows from operations, among other things, are adequate to meet anticipated liquidity requirements through April 1, 2010. Unencumbered RMBS and unrestricted cash and cash equivalents aggregated $47.3 million at March 31, 2009. In addition, net equity in the financed RMBS portfolio (including associated interest rate swaps), excluding the unencumbered RMBS included above, totaled $17.8 million at March 31, 2009. In total, the Company had unrestricted cash and cash equivalents, unencumbered RMBS and net equity in the financed RMBS portfolio of $65.1 million as of March 31, 2009. As of March 31, 2009, the fair value of the Company’s Agency RMBS (as defined below) and non-Agency RMBS portfolios were $333.9 million and $4.8 million, respectively. The Company’s largest repurchase agreement counterparty has required that it maintain a minimum of $20.0 million of cash in their custody in order to maintain its current repurchase agreement margin percentages on the Company’s Agency RMBS. If the Company fails to satisfy this requirement, the counterparty will have the right to increase the margin percentage under the repurchase agreements and exercise other remedies.

On November 7, 2008, the Company entered into a letter agreement (the “November Letter Agreement”) with the representative of the holders of its trust preferred securities (the “Trust Preferred Securities”). The November Letter Agreement provided a waiver of any prior noncompliance by DC LLC with the net worth covenant contained in the indentures governing the Trust Preferred Securities and waived any further noncompliance with such covenant through April 1, 2010. The Company does not expect to be in compliance with the net worth covenant on April 1, 2010 and, therefore, expects to discuss a potential longer term solution with the holders of the Trust Preferred Securities.  No assurances can be provided that the Company will have any success in obtaining such a longer term solution with respect to the Trust Preferred Securities.

Agency-issued RMBS are backed by mortgage loans and are guaranteed as to principal and interest by federally chartered entities such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”), and, in the case of the Government National Mortgage Association (“Ginnie Mae”), the U.S. government. The Company refers to these entities as “Agencies” and to RMBS guaranteed or issued by the Agencies as “Agency RMBS.” The Company’s Agency RMBS portfolio at March 31, 2009 consists of Fannie Mae and Freddie Mac securities. The Company’s non-Agency RMBS portfolio consists of two securities with estimated fair values of $3.9 and $0.9 million that are currently rated “A-” and “B-”, respectively, by Standard & Poor’s.

2.         ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS

Basis of Presentation — The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and are in the form prescribed by the Securities and Exchange Commission (“SEC”) pursuant to Regulation S-X and the instructions to Form 10-Q. Accordingly, the Company does not include all of the information and footnotes for complete financial statements as required by GAAP. The interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements as of and for the year ended December 31, 2008, which are included in the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2009. In the opinion of the Company’s management, all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows have been included. The nature of the Company’s business is such that the results of any interim period information are not necessarily indicative of results for a full year.

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

The Company consolidated Market Square CLO Ltd. (“Market Square CLO”) and DFR Middle Market CLO Ltd. (“DFR MM CLO”) for the three months ended March 31, 2009 and 2008 as it is deemed to be the primary beneficiary of these VIEs.   Although the Company consolidates 100% of the assets and liabilities of Market Square CLO and DFR MM CLO, the Company’s maximum exposure to loss on its investments in these entities is limited to its initial investments of $24.0 million in Market Square CLO and $69.0 million DFR MM CLO. As of March 31, 2009, the Company had recorded losses in excess of its economic risk for Market Square CLO of $64.3 million, which losses are consolidated in its total equity. The economic impact of the Company’s investments in the DFR MM CLO and Market Square CLO is determined by the cash flows received from these investments, subject to deferral or elimination, as set forth in their respective indentures. These economic impacts may diverge from results recorded in conformity with GAAP. The debt holders of Market Square CLO and DFR MM CLO have recourse only to the assets of those entities and not to the general assets of the Company. The Company consolidated assets of $212.6 million and $305.5 million and liabilities of $276.9 million and $231.5 million, related to Market Square CLO and DFR MM CLO, respectively, as of March 31, 2009.

Reclassifications — Certain amounts in the condensed consolidated financial statements and notes as of December 31, 2008 and for the three months ended March 31, 2008 have been reclassified to conform to the presentation as of and for the three months ended March 31, 2009. Occupancy and Cost savings initiative, which were included in Other general and administrative expenses and Compensation and benefits, respectively, in the March 31, 2008 condensed consolidated statements of operations, are presented as separate line items in the current quarter condensed consolidated statements of operations.

Significant Accounting Policies — The Company’s significant accounting policies are discussed in the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Recent Accounting Pronouncements — In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS No. 160”), which established accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  The Company adopted SFAS No. 160, and the adoption had no impact on the Company’s condensed consolidated financial statements.

In February 2008, the FASB issued Staff Position (“FSP”) FAS 140-3 Accounting for Transfers of Financial Assets and Repurchase Financing Transactions (“FSP FAS 140-3”), which relates to SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”), in order to address certain situations where assets purchased from a particular counterparty and financed through a repurchase agreement with the same counterparty can be considered and accounted for as separate transactions. Historically, the Company recorded such assets and the related financing on a gross basis as separate transactions in the condensed consolidated balance sheet and the corresponding interest income and interest expense in the Company’s condensed consolidated statements of operations. FSP FAS 140-3 assumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement, or a linked transaction. However, if certain criteria are met, the initial transfer and repurchase financing are not treated as a linked transaction, but rather are evaluated separately under SFAS No. 140. The Company adopted FSP No. 140-3 on January 1, 2009, and the adoption has had no impact on the Company’s condensed consolidated financial statements as no linked transactions have occurred since adoption.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”), which amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”). SFAS No. 161 requires qualitative disclosures regarding objectives and strategies for using derivatives, quantitative disclosures regarding fair value amounts of gains and losses on derivative instruments and disclosures regarding credit-risk-related contingent features in derivative contracts. The Company adopted SFAS No. 161 and included the required additional disclosures in Note 7 below.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method described in FASB Statement No. 128, Earnings per Share. The Company adopted FSP EITF 03-6-1 on January 1, 2009, and the adoption had no impact on the Company’s condensed consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”).   FSP FAS 107-1 and APB 28-1 requires disclosures regarding fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  FSP FAS 107-1 and APB 28-1 is effective for the Company for interim reporting periods ending after June 15, 2009.  Management is currently evaluating the effects that FSP FAS 107-1 and APB 28-1 will have on the disclosures included in the Company’s condensed consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”).  FSP 157-4 was issued to provide additional guidance for estimating fair value when the volume and level of activity have significantly decreased and to provide guidance on identifying circumstances that indicate a transaction is not orderly.  In addition, FSP FAS 157-4 requires an entity to disclose, in interim and annual periods, the inputs and valuation techniques used to measure fair value and provide a discussion of changes in valuation techniques and related inputs, if any, during the period.  FSP FAS 157-4 is effective for the Company’s interim reporting periods ending after June 15, 2009.  Management is currently evaluating the effects that FSP FAS 157-4 will have on the Company’s condensed consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2 and FAS 124-2”).  This statement was issued to amend the other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  FSP FAS 115-2 and FAS 124-2 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.  FSP FAS 115-2 and FAS 124-2 is effective for the Company’s interim and annual reporting periods ending after June 15, 2009.  Management is currently evaluating the effects that FSP FAS 115-2 and FAS 124-2 will have on the Company’s condensed consolidated financial statements and disclosures included in those condensed consolidated financial statements.

3.         FAIR VALUE OF FINANCIAL INSTRUMENTS

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework used to measure fair value and enhances disclosure requirements for fair value measurements. In accordance with SFAS No. 157, the Company has categorized its financial instruments carried at fair value, based on the priority of the valuation technique, into a three-level fair value hierarchy. The valuation hierarchy is based upon the transparency of the inputs to the valuation of the asset or liability as of the measurement date. A financial instrument’s categorization within the valuation hierarchy is based on the lowest level of input that is significant to the fair value measurement. The three levels are defined as follows:

Level 1 — inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

The types of assets carried at Level 1 generally are equity securities listed on an active exchange. The Company held no Level 1 securities as of March 31, 2009.

Level 2 — inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

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

The Company’s assets and liabilities that are generally included in this category are non-Agency RMBS, commercial mortgage-backed securities (“CMBS”), corporate bonds, preferred shares of CDOs and certain loans held for investment and loans held for sale.

The Company’s full valuation methodology and SFAS No. 157 accounting policy are discussed in the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  There were no significant changes in the Company’s valuation methodologies during the three months ended March 31, 2009.

Assets and liabilities measured at fair value on a recurring basis

The following table presents the financial instruments carried at fair value on a recurring basis as of March 31, 2009, by caption in the condensed consolidated balance sheet and by level within the SFAS No. 157 valuation hierarchy:

	Level 1	Level 2	Level 3	Carrying Value
	(In thousands)
Available-for-sale securities	$—	$—	$2,619	$2,619
Trading securities	—	333,888	5,548	339,436
Derivative assets	—	—	21	21
Total financial instrument assets	$—	$333,888	$8,188	$342,076

Derivative liabilities	$—	$13,817	$—	$13,817

Changes in Level 3 recurring fair value measurements

The table below includes a rollforward of the balance sheet amounts for the three months ended March 31, 2009 (including the change in fair value) for financial instruments classified by the Company within Level 3 of the valuation hierarchy.

							Changes in Unrealized
	Fair Value Measurements Using Significant Unobservable Inputs						Gains (Losses)
	Estimated	Net Realized/		Purchases, (Sales),	Net Transfers	Estimated	Related to Financial
	Fair Value	Unrealized		Issuances and	In/Out	Fair Value	Instruments Held
	January 1, 2009	Losses		(Settlements), Net	of Level 3	March 31, 2009	at March 31, 2009
	(In thousands)
Available-for-sale securities	$2,338	$281	(1)	$—	$—	$2,619	$277	(1)
Trading securities	5,554	(496	)(2)	490	—	5,548	(523	)(2)
Derivative assets	132	(111	)(3)	—	—	21	(111	)(3)
Total financial instrument assets	$8,024	$(326)		$490	$—	$8,188	$(357)

Derivative liabilities	$402	$120	(3)	$(522)	$—	$—	$402	(3)

(1)

Net unrealized changes in fair value for available-for-sale securities are reported as an adjustment to accumulated other comprehensive loss on the condensed consolidated statement of stockholders’ deficit. Impairment charges on available-for-sale securities are reported within net loss on available-for-sale securities in the condensed consolidated statements of operations.

(2)	Net realized and unrealized gains (losses) on trading securities are reported within net gain (loss) on trading securities in the condensed consolidated statements of operations.
(3)	Net realized and unrealized gains (losses) on derivative assets and derivative liabilities are recorded in net loss on derivatives in the condensed consolidated statements of operations.

Assets measured at fair value on a nonrecurring basis

Certain assets are measured at fair value on a nonrecurring basis, meaning that the instruments are measured at fair value only in certain circumstances (for example, when held at the lower of cost or market). The following table presents the assets carried on the condensed consolidated balance sheet by caption and by level within the SFAS No. 157 valuation hierarchy, as of March 31, 2009, for which a nonrecurring change in fair value has been recorded during the three months ended March 31, 2009:

				Carrying
	Level 1	Level 2	Level 3	Value
	(In thousands)
Loans held for sale	$—	$—	$201,542	$201,542
Loans held for investment	—	—	5,926	5,926
Total assets at fair value on a nonrecurring basis	$—	$—	$207,468	$207,468

In the table above, “Loans held for sale” includes changes in fair value of loans which are carried on the balance sheet at the lower of cost or fair value. “Loans held for investment” represents loans which are measured at fair value as a result of the establishment or subsequent change in the allowance for loan losses as of March 31, 2009.

The following table presents the total change in value of financial assets for which a fair value adjustment has been included in the condensed consolidated financial statements:

	Three months ended March 31, 2009
	(In thousands)
Loans held for sale	$8,032	(1)
Loans held for investment	(2,107	)(2)
Total nonrecurring fair value gains (losses)	$5,925

(1)	Changes in the fair value on loans held for sale are reported within net gain (loss) on loans in the condensed consolidated statements of operations.
(2)	Impairment charges to mark loans held for investment to fair value are reported within provision for loan losses in the condensed consolidated statements of operations.

4.         AVAILABLE-FOR-SALE SECURITIES

The following table summarizes the Company’s available-for-sale securities as of March 31, 2009, which are carried at fair value:

	Amortized	Unrealized	Unrealized	Estimated
Security Description	Cost	Gains	Losses	Fair Value
	(In thousands)
High-yield corporate bonds held in Market Square CLO	$3,983	$—	$(2,129)	$1,854
ABS held in Market Square CLO	2,383	—	(1,618)	765
Total	$6,366	$—	$(3,747)	$2,619

The following table summarizes the Company’s securities classified as available-for-sale as of March 31, 2009 according to their weighted average lives, which are based upon contractual maturity:

			Weighted
	Amortized	Estimated	Average
Weighted Average Life	Cost	Fair Value	Coupon
	(In thousands)
Greater than one year and less than five years	$961	$504	3.82%
Greater than five years and less than ten years	4,771	1,927	5.17%
Greater than ten years	634	188	4.59%
Total	$6,366	$2,619	4.89%

The weighted average lives for high-yield corporate bonds and ABS are based upon contractual maturity. Weighted average life is an estimate of how many years it will take to receive half of the outstanding principal, which for the high-yield corporate bonds and ABS is maturity.

The following table shows the fair value of and gross unrealized losses on available-for-sale securities with respect to which amortized cost exceeds fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2009:

	12 Months or less			More than 12 Months			Total
	Number	Estimated	Gross	Number	Estimated	Gross	Number	Estimated	Gross
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
	(Dollars in thousands)
High-yield corporate bonds held in Market Square CLO	—	$—	$—	2	$1,854	$(2,129)	2	$1,854	$(2,129)
ABS held in Market Square CLO	—	—	—	6	765	(1,618)	6	765	(1,618)
Total temporarily impaired securities	—	$—	$—	8	$2,619	$(3,747)	8	$2,619	$(3,747)

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

The Company intends and believes it has the ability to hold the high-yield corporate bonds and ABS held in Market Square CLO, categorized as available-for-sale securities in an unrealized loss position as of March 31, 2009, until the fair value of the securities is recovered, which may be to maturity if necessary.

For the three months ended March 31, 2009, the Company recognized $31,000 of other-than-temporary impairment related to certain CMBS which the Company no longer has the intent to hold to recovery in value or maturity. For the three months ended March 31, 2008, the Company recognized no net realized gain or loss or other-than-temporary impairments on available-for-sale securities.

5.         TRADING SECURITIES

The following table summarizes the Company’s securities classified as trading securities as of March 31, 2009:

Estimated
Security Description	Fair Value
(In thousands)
RMBS:
Agency RMBS	$333,888
Non-Agency RMBS	4,841
Other investments	707
Total	$339,436

The Company records changes in fair value of trading securities in its condensed consolidated statements of operations. The following table summarizes the Company’s securities classified as trading securities as of March 31, 2009, according to their weighted average life:

			Weighted
	Amortized	Estimated	Average
Weighted Average Life	Cost	Fair Value	Coupon
	(In thousands)
Greater than one year and less than five years	$106,982	$92,728	5.58%
Greater than five years and less than ten years	235,724	239,784	4.69%
Greater than ten years	6,840	6,924	4.72%
Total	$349,546	$339,436	4.93%

The weighted average lives in the table above are based upon contractual maturity for other investments and primarily based on a prepayment model that considers current yield, forward yield, slope of the yield curve, mortgage rates, contractual rate of the outstanding loans, loan age, margin and volatility for RMBS. Weighted average life is an estimate of how many years it will take to receive half of the outstanding principal. Actual lives of RMBS are generally shorter than stated contractual maturities, are affected by the contractual maturities of the underlying mortgages, periodic payments of principal and prepayments of principal and may differ materially from those set forth above.

For the three months ended March 31, 2009, the Company had no RMBS sales and received RMBS principal paydowns of $14.5 million. During the three months ended March 31, 2009, the Company recorded unrealized gains of $5.3 million in net gain (loss) on trading securities on the condensed consolidated statements of operations. During the three months ended March 31, 2008, the RMBS portfolio experienced a significant decrease in value, fueled by the ongoing credit crisis. This negative environment had several impacts on the Company’s ability to successfully finance and hedge its RMBS portfolio. As a result during the three months ended March 31, 2008, the Company sold a significant portion of its RMBS portfolio to improve liquidity. During the three months ended March 31, 2008, the Company recorded realized and unrealized losses of $169.1 million and $31.6 million, respectively, in net gain (loss) on trading securities on the condensed consolidated statements of operations.

6.         LOANS HELD FOR SALE AND LOANS HELD FOR INVESTMENT

The following summarizes the Company’s loans held for sale and loans held for investment as of March 31, 2009:

	Carrying Value
	Loans Held	Loans Held
Type of Loan	for Sale (1)	for Investment	Total
	(In thousands)
Loans held in Market Square CLO	$197,515	$—	$197,515
Corporate leveraged loans:
Loans held in DFR MM CLO (2)	—	292,108	292,108
Loans held in Wachovia Facility	4,831	—	4,831
Other corporate leveraged loans	8,270	—	8,270
Commercial real estate loans (3)	—	12,330	12,330
	$210,616	304,438	515,054
Allowance for loan losses		(22,171)	(22,171)
		$282,267	$492,883

(1)             Carrying value of loans held for sale is lower of cost or estimated fair value.

(2)             Loans held in DFR MM CLO classified as loans held for investment reported gross of $15.6 million allowance for loan losses.

(3)             Commercial real estate loans classified as loans held for investment reported gross of $6.5 million allowance for loan losses.

The following summarizes the Company’s allowance for loan losses as of March 31, 2009:

	Number	Par	Allowance
Type of Loan	of Loans	Value	for Loan Losses
		(In thousands)

Loans held in DFR MM CLO	2	$17,704	$15,637
Commercial real estate loans	4	11,118	6,534
Total	6	$28,822	$22,171

As of March 31, 2009, the Company’s loans held for sale and loans held for investment totaled $492.9 million, net of allowance for loan losses. Loans classified as held for sale and carried at the lower of cost or estimated fair value totaled $210.6 million, net of a valuation allowance of $88.7 million, as of March 31, 2009. Loans classified as held for investment and carried at amortized cost totaled $304.4 million, less an allowance for loan losses of $22.2 million, as of March 31, 2009. As of March 31, 2009, there were $10.8 million of unsettled sales of loans held for sale, net of interest of $0.2 million. As of March 31, 2009, the Company held certain loans that settle interest accruals by increasing the principal balance of the loan outstanding. For the three months ended March 31, 2009, the Company settled interest receivables through increases to the loans’ outstanding principal balance in the amount of $1.0 million.

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

Loans held in the Company’s alternative asset revolving warehouse funding facility with Wachovia Capital Markets, LLC (the “Wachovia Facility”) and loans classified as other corporate leveraged loans consist of loans that are not broadly syndicated and are, therefore, less liquid. These loans had historically been primarily considered to be held for investment and were reported at amortized cost with an allowance for loan losses, if necessary, unless the Company decided to sell one of these loans, in which case the loan was transferred to loans held for sale. During the year ended December 31, 2008, the Company began actively seeking to sell all loans in the Wachovia Facility as the Company triggered an acknowledged termination event thereunder on November 30, 2008. The Company sold a significant portion of the loans held within the Wachovia Facility during the year ended December 31, 2008 and transferred all loans held within the Wachovia Facility to loans held for sale.  During the three months ended March 31, 2009, the Company entered into an agreement to sell loans held within the Wachovia Facility with a par value of $31.5 million for $10.8 million, net of interest of $0.2 million.  The Company realized a loss of $6.2 million reported in net gain (loss) on loans held for investment and loans held for sale in the condensed consolidated statements of operations during the three months ended March 31, 2009 as a result of these sales.  In addition, during the year ended December 31, 2008, the Company began to opportunistically sell the other corporate leveraged loans in connection with its strategy of increasing liquidity in the Principal Investing segment and focusing on growing the Investment Management segment. As a result, during the year ended December 31, 2008, the Company transferred all other corporate leveraged loans to loans held for sale.

As of March 31, 2009, the Company’s commercial real estate loans consisted of five loans classified as held for investment totaling $12.3 million less an allowance for loan losses of $6.5 million. The Company did not recognize interest income on these loans for the three months ended March 31, 2009.

The following summarizes the activity within the allowance for loan losses for the three months ended March 31, 2009 and 2008:

	Allowance for Loan Losses
	2009	2008
	(In thousands)
Allowance for loan losses at January 1	$19,979	$5,300
Provision for loan losses	2,107	2,200
Recoveries	85	—
Allowance for loan losses at March 31	$22,171	$7,500

The Company recorded realized losses on loans held for sale and loans held for investment of $5.2 million and $4.9 million in net gain (loss) on loans on the condensed consolidated statements of operations for the three months ended March 31, 2009 and 2008, respectively.  The Company recorded unrealized gains on loans held for sale and loans held for investment of $11.0 million and unrealized losses of $21.6 million in net gain (loss) on loans on the condensed consolidated statements of operations for the three months ended March 31, 2009 and 2008, respectively.  Unrealized gains on loans held for sale include recoveries up to original cost or value on the date the loan was transferred from loans held for investment to loans held for sale.

The Company did not recognize $0.8 million of interest income earned, but not yet received, on impaired loans held for investment for the three months ended March 31, 2009. In addition, the Company did not recognize $1.9 million of interest income earned, but not yet received, on loans held for sale for the three months ended March 31, 2009.

7.         DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company seeks to manage its exposure to the effects of interest rate changes. Such exposure may arise from the issuance and forecasted rollover of short term liabilities or from liabilities with a contractual variable rate based on the London Interbank Offered Rate (“LIBOR”). The Company does not have any derivative instruments designated as hedging instruments, and all derivative instruments are carried at fair value.

The following table is a summary of the Company’s derivative instruments as of March 31, 2009:

		Notional			Estimated Net
	Count	Amount	Assets	Liabilities	Fair Value
		(In thousands)
Interest rate swaps	5	$165,000	$—	$(13,708)	$(13,708)
Interest rate cap	1	40,000	—	(109)	(109)
Warrants	3	n/a	21	—	21
	9	$205,000	$21	$(13,817)	$(13,796)

n/a — not applicable

The following table is a summary of the net loss on derivatives included in the statements of operations:

	Three months ended March 31,
	2009	2008
	(In thousands)
Interest rate swaps	$(173)	$(219,238)
Credit default swaps	(120)	(2,145)
Total return swaps	—	(1,225)
Interest rate floors and caps	—	(557)
Warrants	(111)	(50)
Net loss on derivatives	$(404)	$(223,215)

Interest Rate Swaps

In general, when a fixed-rate or hybrid adjustable-rate RMBS is funded by a short term borrowing, the Company may enter into an interest rate swap agreement that effectively fixes a portion of the borrowing costs for a period close to the anticipated weighted-average life of the fixed-rate portion of the related RMBS. This strategy is designed to protect a portion of the Company’s portfolio from increased funding costs due to rising interest rates because the borrowing costs are not fixed for the duration of the fixed-rate period of the related residential mortgage-backed security.  The Company has structured its interest rate swaps to roll off or expire in conjunction with the estimated weighted average life of the fixed period of the mortgage portfolio.  The Company did not enter into or terminate any interest rate swaps during the three months ended March 31, 2009.

The weighted average fixed rate payable on the interest rate swaps as of March 31, 2009 was 5.07%.  The Company is currently in violation of substantially all of its International Swap Dealers Association (“ISDA”) agreements with its interest rate swap counterparties. Each of these ISDA agreements contains an equity decline trigger that the Company breached during the first quarter of 2008. This violation generally gives the counterparties the right to terminate the ISDA agreements and the related interest rate swaps. The Company has notified its active counterparties of the breach, and none of those counterparties has expressed an intention to terminate the ISDA agreements. To date, the violations of the Company’s ISDA agreements have not had a material adverse effect on its operations.

As of January 1, 2008, in conjunction with the adoption of SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities (“SFAS No. 159”) the Company de-designated $3.8 billion (notional) of interest rate swaps previously designated as a hedge with a net negative fair value of $85.9 million at de-designation, including accrued interest. Prior to the de-designation, designated interest rate swaps were carried at fair value with changes in value recorded directly into equity through other comprehensive loss, to the extent they were effective as a hedge, in accordance with the guidance under SFAS No. 133, Accounting for Derivatives and Hedging Activities, as amended and interpreted. As of the adoption date, the other comprehensive loss related to the de-designation of interest rate hedges was $69.9 million. To the extent that the forecasted rolls on repurchase agreement transactions continued as anticipated, the Company would have amortized this loss and the $27.3 million in other comprehensive loss related to previously de-designated swaps from other comprehensive loss into interest expense over the remaining original hedge period, and all future changes in fair value of the interest rate swaps would be reflected in the consolidated statements of operations. However, due to the significant RMBS sales activity and corresponding repurchase agreement repayment during the three months ended March 31, 2008, forecasted rolls on the repaid repurchase agreements did not continue as anticipated. As a result, a loss of $91.7 million was recognized during the three months ended March 31, 2008 in the consolidated statements of operations in net loss on derivatives, and a corresponding cumulative net loss relating to newly and previously de-designated interest rate swaps in other comprehensive loss was removed. The remaining $0.2 million in other comprehensive loss related to the terminated and de-designated swaps as of March 31, 2009 and will be amortized over the remaining original hedge period. Additionally, the Company recorded a net increase to interest expense of $49,000 and $5.3 million during the three months ended March 31, 2009 and 2008, respectively, related to the amortization of de-designated and terminated interest rate swaps.

Interest Rate Cap

The Company’s interest rate cap is structured such that the Company will receive payments based on the spread in rates, if the three-month LIBOR rate increases above certain agreed upon contractual rate, and the Company will make payments based on a nominal fixed interest rate.  This interest rate cap was entered into to manage interest rate exposure in DFR Middle Market CLO.

Credit Default Swaps

A credit default swap (“CDS”), is a financial instrument used to transfer the credit risk of a reference entity from one party to another for a specified period of time. In a standard CDS contract, one party, referred to as the protection buyer, purchases credit default protection from another party, referred to as the protection seller, for a specific notional amount of obligations of a reference entity. In these transactions, the protection buyer pays a premium to the protection seller. The premium is generally paid quarterly in arrears, but may be paid in full, up front, in the case of a CDS with a short maturity. If a pre-defined credit event occurs during the term of the CDS, the protection seller pays the protection buyer the notional amount and takes delivery of the reference entity’s obligation.  The CDS were entered into because management believed that they provided an attractive method of taking credit risk on the reference entity thereof. The Company analyzed the current status of the reference entity through private financial information provided by the reference entity. The last CDS to which the Company was a party was terminated during the three months ended March 31, 2009.

Warrants

The Company holds warrants to purchase shares of companies with respect to which the Company is also a debt holder. These warrants were issued in connection with renegotiations of the loan agreements.

Total Return Swaps

Total return swaps are financial instruments which provide the holder with the total return on one or more underlying assets (for example, a syndicated bank loan or bond) offset by the cost of financing. The Company’s total return swaps were entered into because management determined that such swaps provided a better risk adjusted return of capital than owning the underlying loans outright.  As of March 31, 2009, the Company held no total return swaps.

8.         REPURCHASE AGREEMENTS

Repurchase agreements are short term borrowings from financial institutions that bear interest rates that have historically moved in close relationship to the one-month, two-month or three-month LIBOR. As of March 31, 2009, the Company had repurchase agreements outstanding in the amount of $318.6 million (including $53,000 of accrued interest). The repurchase agreements had remaining maturities between 2 and 30 days and a weighted-average borrowing rate of 0.75%.

As of March 31, 2009, the Company had amounts at risk with the following repurchase agreement counterparties:

		Weighted-Average
		Maturity of Repurchase
	Amount at Risk (1)	Agreements
	(In thousands)	(In days)
Repurchase Agreement Counterparties:
Deutsche Bank Securities Inc.	4,990	7
Fortis Securities LLC	11,620	6
Total	$16,610	6

(1)        Equal to the fair value of securities pledged, minus repurchase agreement liabilities and related accrued interest payable.

During the three months ended March 31, 2009, repurchase agreement liabilities declined by $7.5 million, as a result of RMBS principal paydowns, which resulted in associated repayments of repurchase agreement liabilities. The Company’s repurchase agreement liabilities are significantly concentrated with one counterparty that provides financing totaling 84.6% of the $318.6 million of repurchase agreement liabilities as of March 31, 2009. See Note 9 for additional discussion concerning securities received and pledged as collateral.

9.      SECURITIES RECEIVED AND PLEDGED AS COLLATERAL

To the extent that the Company receives collateral in connection with derivative and repurchase agreement transactions, it is generally permitted to sell or repledge these securities. As of March 31, 2009, the Company did not have any securities held as collateral.

The Company also pledges its own assets to collateralize its repurchase agreements and in connection with derivative transactions. These securities owned and pledged, where the counterparty has the right by contract or custom to sell or repledge the financial instruments, were approximately $335.3 million as of March 31, 2009 and consisted of RMBS pledged as initial collateral on repurchase agreements. In addition, as of March 31, 2009, the Company sent $13.1 million of cash to counterparties as collateral on derivatives, which is included in due from broker on the condensed consolidated balance sheet.

10.    LONG TERM DEBT

The following table summarizes the Company’s long term debt as of March 31, 2009:

		Weighted
	Carrying	Average
	Value	Rate
	(In thousands)
Recourse:
Trust Preferred Securities	$123,717	3.95%
Series A and Series B Notes	71,905	6.44%
Total Recourse	195,622	4.87%
Non-Recourse:
Wachovia Facility (1)	12,000	3.00%
Market Square CLO	276,000	1.64%
DFR MM CLO (2)	231,000	1.83%
Total Non-Recourse	519,000	1.76%
Total long term debt	$714,622	2.61%

(1)

On November 30, 2008, the Company triggered an acknowledged termination event under the Wachovia Facility. The Company has entered into a forbearance agreement with respect to such acknowledged termination event that extends through July 7, 2009. See Note 18 for subsequent events related to the Wachovia Facility.

(2)	Excludes $19.0 million of DFR MM CLO debt that is owned by the Company and eliminated upon consolidation. Had this debt been included, the weighted-average borrowing rate would be 2.08%.

Recourse debt refers to debt that is a general obligation of the Company.  Non-recourse debt refers to debt with recourse only to specific assets pledged as collateral to the lenders, such as warehouse facilities and the debt issued by CDOs that are consolidated as VIEs. The creditors of the non-recourse debt have no recourse to the other assets of the Company. None of the long term debt is subject to potential margin calls for additional pledges of cash or assets.  The carrying value of the collateral of the entities which the non-recourse debt holders have recourse for the repayment of outstanding debt are $16.1 million, $209.8 million and $291.8 million for the Wachovia Facility, Market Square CLO and DFR MM CLO, respectively.

During the three months ended March 31, 2009, the Company entered into an agreement to sell loans held within the Wachovia Facility with a par value of $31.5 million for $10.8 million, net of interest of $0.2 million.  Proceeds from the settlement of this trade reduced the outstanding debt associated with the Wachovia Facility. See Note 18 for subsequent events related to the Wachovia Facility.

11. STOCKHOLDERS’ EQUITY

Performance Shares

During 2008, the Company granted restricted stock units (the “Performance Shares”) to each of the five independent members of the Company’s board of directors (the “Board”) as a component of their compensation and to certain of its employees as partial payment of their 2007 bonus. Each of the Performance Shares represents the right to receive one share of the Company’s common stock on March 3, 2011, subject to forfeiture and acceleration upon the occurrence of certain specified events. The number of Performance Shares granted to each employee is subject to adjustment for dividends or other distributions paid between March 3, 2008 and March 3, 2011 and may also be adjusted, as determined by the Board, in connection with any stock dividends, stock splits, subdivisions or consolidations of shares (including reverse stock splits) or similar changes in the Company’s capitalization. There was no Performance Share activity during the three months ended March 31, 2009.  As of March 31, 2009, there were 248,069 Performance Shares outstanding.

Restricted Stock Grants

During the three months ended March 31, 2009, vesting was accelerated on an additional 541 shares of common stock for an employee terminated in 2009 as a result of the November 2008 Plan. See Note 15 for further information regarding the November 2008 Plan.  In addition, during the three months ended March 31, 2009, 541 shares of common stock vested under the terms of the grant.  The unamortized amount of the share-based payments totaled $0.1 million as of March 31, 2009, and is being recognized on a straight-line basis over the remaining vesting period as an expense to compensation and benefits in the condensed consolidated statements of operations and an off-setting credit to additional paid-in capital.

The following table summarizes changes in restricted stock grants (number of shares) granted by Deerfield and obtained as a result of the Merger for the three months ended March 31, 2009:

Number of Shares
Nonvested, January 1, 2009	1,623
Vested	(1,082)
Nonvested as of March 31, 2009	541

12.    COMPUTATION OF EARNINGS (LOSS) PER SHARE

The following table presents the calculation of basic and diluted earnings (loss) per share:

	Three months ended March 31,
	2009	2008
	(In thousands, except per share data)

Net income (loss)	$11,539	$(463,610)
Less: Cumulative convertible preferred stock dividends and accretion	—	2,393
Net income (loss) attributable to common stockholders	$11,539	$(466,003)

Weighted average shares used in basic and diluted calculations	6,702	5,497

Net income (loss) per share - basic	$1.72	$(84.78)

Net income (loss) per share - diluted	$1.72	$(84.78)

For the three months ended March 31, 2009 and 2008, restricted stock grants of 541 and 6,429, respectively, are not included in the calculation of diluted net income (loss) per share because their effect was anti-dilutive. For the three months ended March 31, 2008, the 14,999,992 shares of Series A Preferred Stock (not adjusted to reflect the 1-for-10 reverse stock split effected on October 16, 2008) are not included in calculation of diluted net loss per share because their effect was anti-dilutive. On March 11, 2008, the Series A Preferred Stock converted into 14,999,992 shares of common stock (not adjusted to reflect the 1-for-10 reverse stock split effected on October 16, 2008), which are included in the calculation of basic earnings per share.

13.    ACCUMULATED OTHER COMPREHENSIVE LOSS

The following is a summary of the components of accumulated other comprehensive loss:

	For the three months ended March 31, 2009
	Available-for-	Cash Flow	Foreign Currency
	Sale Securities	Hedges	Translation	Total
	(In thousands)
Beginning balance - January 1, 2009	$(4,055)	$(199)	$(2)	$(4,256)
Unrealized net gain for the period	308	—	—	308
Foreign currency translation loss	—	—	(29)	(29)
Reclassification adjustments:
Hedging amortization recognized in earnings	—	49	—	49
Ending balance - March 31, 2009	$(3,747)	$(150)	$(31)	$(3,928)

14.    INCOME TAXES

The Company has recorded deferred income taxes as of March 31, 2009 in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”). The Company records deferred tax assets and liabilities for the future tax consequences attributable to differences between the GAAP carrying amounts and their respective income tax bases.  As required by SFAS No. 109, DFR evaluated the likelihood of realizing tax benefits in future periods, which requires the recognition of a valuation allowance to reduce any deferred tax assets to an amount that is more likely than not to be realized.

As of March 31, 2009, the Company concluded that, due to the ongoing disruption and uncertainty in the credit markets, a full valuation allowance on the deferred tax asset would be recorded. Accordingly, as of March 31, 2009, the Company has recognized a gross deferred tax asset of $376.4 million, a deferred tax liability of $1.6 million and a valuation allowance for deferred tax assets in the amount of $374.8 million. As such, the Company recognized no net deferred tax asset as of March 31, 2009. In future reporting periods, the Company will continue to reassess its ability to recognize additional deferred tax assets, which will impact the Company’s recorded income tax expense or benefit on the condensed consolidated statement of operations at that time.

As of March 31, 2009, the Company had a federal net operating loss (“NOL”) of approximately $197.4 million, which will be available to offset future taxable income, subject to the limitations described below. If not used, this NOL will begin to expire in 2028. The Company also had net capital losses (“NCLs”) in excess of capital gains of $387.9 million as of March 31, 2009, which can be carried forward to offset future capital gains, subject to the limitations described below. If not used, this carryforward will begin to expire in 2012. No assurance can be provided that the Company will have future taxable income or future capital gains to benefit from its NOL and NCL carryovers. In addition, the Company’s NOL and NCL carryovers may be limited by Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), if the Company undergoes an ownership change as defined in those sections (“Ownership Change”).  If an Ownership Change occurs, the Company’s ability to use its NOLs, NCLs and certain recognized built-in losses to reduce its taxable income in a future year would generally be limited to an annual amount (the “Section 382 Limitation”) equal to the fair value of the Company immediately prior to the Ownership Change multiplied by the “long term tax-exempt interest rate.” In the event of an Ownership Change, NOLs and NCLs that exceed the Section 382 Limitation in any year will continue to be allowed as carryforwards for the remainder of the carryforward period, and such NOLs and NCLs can be used to offset taxable income for years within the carryforward period subject to the Section 382 Limitation in each year. However, if the carryforward period for any NOL or NCL were to expire before that loss is fully utilized, the unused portion of that loss would be lost.

For the three months ended March 31, 2009, the Company recognized income tax expense of $18,000 relating to its London subsidiary.

On March 11, 2009, the Board adopted a stockholder rights plan (the “Rights Plan”) to dissuade investors from engaging in certain transactions that could trigger an Ownership Change, and declared a dividend of one right (“Right”) for each outstanding share of our common stock to stockholders of record at the close of business on March 11, 2009. The Rights will also attach to any additional shares of the Company’s common stock issued after March 11, 2009. The Rights Plan was not adopted in response to any effort to acquire control of the Company, but as a means to protect the use of previously accumulated NOLs, NCLs and certain other tax attributes by dissuading investors from aggregating ownership in the Company and triggering an Ownership Change.

Initially, the Rights will not be exercisable and will be attached to and automatically trade with the Company’s common stock. The Rights will separate from the Company’s common stock and a “distribution date” will occur, with certain exceptions, upon the earlier of (i) ten business days following a public announcement that a person or group of affiliated or associated persons has acquired beneficial ownership of 4.9% or more of the Company’s outstanding common stock, which person or group would then qualify as an “acquiring person,” or (ii) ten business days following the first public announcement of a person’s intention to commence or the commencement of a tender offer or exchange offer that would result in a person becoming an acquiring person. If at the time of the adoption of the Rights Plan, any person or group of affiliated or associated persons was the beneficial owner of 4.9% or more of the outstanding shares of the Company’s common stock, such person shall not become an acquiring person unless and until such person acquires any additional shares of the Company’s common stock. In addition to other exceptions, a person will not become an acquiring person if such person acquired the shares of the Company’s common stock, directly or indirectly, as the result of a warrant, the exercise thereof, the transfer or acquisition of such warrant or common stock acquired thereby, where such warrant had first been issued upon approval by the Board unless and until such person and its affiliates and associates acquire any additional shares of the Company’s common stock then outstanding that are unrelated to the warrant. If the Rights become exercisable, each Right will entitle its holder to purchase one one-thousandth of a share of the Company’s Series A Junior Participating Preferred Stock at a purchase price of $16.00 per fractional share, subject to adjustment. The Rights have no voting privileges and will expire at the close of business on March 10, 2019, unless earlier expired, redeemed or exchanged by the Company. The Rights will expire at such time as the State Department of Assessments and Taxation of Maryland accepts for record a charter amendment providing for (as determined in good faith by the Board) restrictions on the transfer of our securities in order to preserve the benefits of the Company’s NOLs, NCLs or other tax attributes.

The Rights Plan contains customary “flip-in” and “flip-over” provisions such that if a person or group acquires beneficial ownership of 4.9% or more of the Company’s common stock and is determined by the Board to be an acquiring person, each Right (other than Rights held by the acquiring person) will entitle the holder to purchase common stock having a value of two times the exercise price of the Right.  There was no impact on our financial results as a result of the adoption of the Rights Plan.

15.          COST SAVINGS INITIATIVES

On March 1, 2008, in response to the adverse credit markets the Company implemented an initial cost saving initiative (the “March 2008 Plan”) and reduced the Company’s headcount by 13 employees, or approximately 10% of the then current workforce, across a broad range of functions. This resulted in severance expense of $0.3 million during the three months ended March 31, 2008. In November 2008, in response to the continued deterioration in market conditions, the Company implemented a second cost saving initiative (the “November 2008 Plan”). The November 2008 Plan involved reducing headcount by 24 employees, or approximately 26% of the then current workforce, reducing bonus compensation and instituting a salary freeze. The compensation payable to those 24 employees accounted for approximately 37% of the Company’s annual compensation expense in 2008. The November 2008 Plan headcount reductions were largely related to the fixed income arbitrage trading business and the associated back-office infrastructure.

The following table provides a rollforward of the activity included within the accrued and other liabilities line item in the condensed consolidated balance sheets related to the March 2008 Plan and the November 2008 Plan:

	Employee Severance Accrual	Exit Costs Accrual	Total
	(In thousands)
Balance - January 1, 2009	$1,083	$175	$1,258
Provisions	159	38	197
Distributions	(929)	(71)	(1,000)
Balance - March 31, 2009	$313	$142	$455

16.    SEGMENT REPORTING

The Company operates in two reportable segments, Investment Management and Principal Investing. Management evaluates the performance of each business unit based on segment results, expenses and revenues. It is also important to understand when viewing segment results that they include direct and allocated expenses and revenues.

The following summarizes the financial information concerning the Company’s reportable segments (as described in Note 1):

	For the three months ended March 31, 2009
	(In thousands)
	Investment Management	Principal Investing	Eliminations		Consolidated

Interest income	$46	$13,736	$—		$13,782
Interest expense	1,344	5,655	—		6,999
Net interest (expense) income	(1,298)	8,081	—		6,783
Provision for loan losses	—	2,107	—		2,107
Net interest (expense) income after provision for loan losses	(1,298)	5,974	—		4,676
Investment advisory fees	6,201	—	(1,464	)(1)	4,737
Total net revenues	$4,903	$5,974	$(1,464)		$9,413
Depreciation and amortization	$1,635	$—	$—		$1,635
Income tax expense	$18	$—	$—		$18
Net (loss) income	$(1,923)	$13,462	$—		$11,539

	As of March 31, 2009
	(In thousands)
Identifiable assets	$55,288	$933,734	$(2,703	)(2)	$986,319

	For the three months ended March 31, 2008
	(In thousands)
	Investment Management	Principal Investing	Eliminations		Consolidated

Interest income	$342	$61,008	$—		$61,350
Interest expense	1,971	45,629	—		47,600
Net interest (expense) income	(1,629)	15,379	—		13,750
Provision for loan losses	—	2,200	—		2,200
Net interest (expense) income after provision for loan losses	(1,629)	13,179	—		11,550
Investment advisory fees	16,078	—	(3,959	)(1)	12,119
Total net revenues	$14,449	$13,179	$(3,959)		$23,669
Depreciation and amortization	$2,687	$—	$—		$2,687
Income tax (benefit) expense	$(8,670)	$1,468	$—		$(7,202)
Net loss	$(20,773)	$(442,837)	$—		$(463,610)

	As of March 31, 2008
	(In thousands)
Identifiable assets	$197,366	$2,280,464	$(1,528	)(2)	$2,476,302

(1)	Represents the fees charged to the Principal Investing segment by the Investment Management segment on a cost plus basis for investment advisory, management and operational services.
(2)

Represents the payable for fees charged to the Principal Investing segment by the Investment Management segment and the intercompany receivable from the Principal Investing segment for expenses paid by the Investment Management segment which have not yet been reimbursed by the Principal Investing segment.

17.    COMMITMENTS AND CONTINGENCIES

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

In the ordinary course of business, the Company may be subject to legal and regulatory proceedings that are generally incidental to its ongoing operations. While there can be no assurance of the ultimate disposition of such proceedings, the Company does not believe their disposition will have a material adverse effect on the Company’s condensed consolidated financial statements.

2009 Interim Chairman Compensation Agreement

On March 5, 2009, the Company entered into a letter agreement (the “2009 Rothschild Compensation Agreement”) with Peter H. Rothschild setting forth the fees payable to him for his services as Interim Chairman of the Board for the year ended December 31, 2009. The 2009 Rothschild Compensation Agreement provides for two discretionary fees, a “Capital Transaction Success Fee” not to exceed $1,000,000 and a “Non-Capital Transaction Success Fee” not to exceed $500,000, which may be paid if certain specified conditions are met.   In addition, the 2009 Rothschild Compensation Agreement provides for a “Fund Success Fee” of $250,000 relating to a new investment vehicle, provided the closing of initial capital commitments to the investment vehicle occurred on or before June 30, 2009 and the total amount of such commitments exceeded $50.0 million.  The Fund Success Fee was paid on April 17, 2009 as a result of the new investment venture with Pegasus Capital Advisors L.P (“Pegasus”) announced on April 14, 2009.  See Note 18 for further discussion concerning the new investment venture.

Other Commitments

The Company had unfunded investment commitments on bank loans of $5.0 million as of March 31, 2009. The timing and amount of additional funding on these bank loans are at the discretion of the borrower, to the extent the borrower satisfies certain requirements in the loan documentation.

18. SUBSEQUENT EVENTS

New Investment Venture

On April 14, 2009, the Company announced Deerfield Pegasus Loan Capital LP (“DPLC”), its new investment venture with Pegasus.  Pegasus is a U.S. based private equity firm.  Pegasus and the Company have committed to invest $75.0 million and $15.0 million, respectively, in DPLC with such amounts to be invested primarily in corporate bank loans and other senior secured corporate loans.  DPLC will be managed by DCM.  The commitments of each of Pegasus and the Company are subject to numerous conditions, any or all of which may not be satisfied.

In connection with the launch of DPLC, the Company issued to Pegasus Deerfield (AIV), LLC, an affiliate of Pegasus (“Pegasus Deerfield”), (i) a five-year warrant to purchase 2,500,000 shares of its common stock at an exercise price of $4.25 per share (“Warrant A”) and (ii) a five-year warrant to purchase 500,000 shares of its common stock at an exercise price of $10.00 per share (“Warrant B” and, together with Warrant A, the “Warrants”).  The Warrants are subject to certain vesting conditions, including that none of the Warrants vest prior to April 9, 2011 and that the Warrants will vest only if Pegasus maintains a certain minimum investment in DPLC.  In addition, Pegasus will be required by a certain specified date to make an election to either retain the Warrants or receive a share of the incentive allocations and investment advisory fees paid to the Company and DCM in respect of certain future investment funds and separately managed accounts managed by DCM that invest primarily in syndicated bank loans to and bonds issued by non-investment grade borrowers.  In the event that Pegasus elects to receive these subsequent fund economics, they will forfeit the Warrants.  Simultaneously with the execution of the Warrants, the Company entered into a registration rights agreement, dated as of April 9, 2009, with Pegasus Deerfield that provides registration rights with respect to the shares of the Company’s common stock underlying the Warrants.

Notice of Non-Compliance with NYSE Amex Continued Listing Standard

On April 15, 2009, the Company was notified by the NYSE Amex LLC (the “NYSE Amex”), that it is not in compliance with a NYSE Amex continued listing standard applicable to its common stock. Specifically, the letter from the NYSE Amex states that a review of the Company’s public filings indicates that the Company is not in compliance with Section 1003(a)(i) of the NYSE Amex Company Guide (the “Company Guide”) because the Company has stockholders’ equity of less than $2,000,000 and has sustained losses from continuing operations and/or net losses in two of its three most recent fiscal years.

Under the NYSE Amex rules, the Company must submit a plan to the NYSE Amex by May 15, 2009 addressing how it intends to regain compliance with Section 1003(a)(i) of the Company Guide by October 15, 2010, and that plan must be accepted by the NYSE Amex in order for the Company to maintain its listing. If the Company’s plan is accepted by the NYSE Amex, but the Company is not in compliance with all continued listing standards set forth in the Company Guide by October 15, 2010 or does not make progress consistent with its plan, the NYSE Amex stated that it will initiate delisting proceedings as it deems appropriate.

Second Amended and Restated Forbearance Agreement under Wachovia Facility

On May 8, 2009, the Company entered into a second amended and restated forbearance agreement related to the Wachovia Facility extending the period through which no action will be taken in respect of any prior noncompliance with the covenant requiring the Company to maintain stockholders’ equity of at least $240.0 million as well as certain other covenants under the Wachovia Facility through the earlier of July 7, 2009 and the date of any breach of the forbearance agreement by the Company.  The outstanding balance under the Wachovia Facility as of May 8, 2009 was approximately $0.9 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements in this discussion regarding the industry outlook and our expectations regarding the future performance of our business and the other non-historical statements in this discussion are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in this quarterly report on Form 10-Q, or Quarterly Report,  beginning on page 3 under the title “Special Note Regarding Forward Looking Statements” and “ Part II — Item 1A. Risk Factors” and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as filed with the Securities and Exchange Commission filed on March 16, 2009, or our Annual Report,  in “ Part I — Item 1A. Risk Factors.”  You should read the following discussion together with our condensed consolidated financial statements and notes thereto included in “Part I — Item 1. Financial Statements” of this Quarterly Report. Unless otherwise noted or the context otherwise requires, we refer to Deerfield Capital Corp. as “DFR,” to DFR and its subsidiaries as “we,” “us,” “our” or “our company,” to Deerfield & Company LLC, one of our indirect wholly-owned subsidiaries, as “Deerfield” and to Deerfield Capital Management LLC, our former external manager and another of our indirect wholly-owned subsidiaries, as “DCM.” We refer to our acquisition of Deerfield pursuant to a merger agreement, dated as of December 17, 2007, among us, DFR Merger Company, LLC (our wholly-owned subsidiary that was merged into Deerfield), Deerfield and Triarc Companies, Inc., or Triarc (as sellers’ representative) by which DFR Merger Company, LLC was merged with and into Deerfield on December 21, 2007 as the “Merger.”

Overview

We are a Maryland corporation with an Investment Management segment that manages approximately $10.3 billion of client assets ($590.3 million of which is also included in our Principal Investing portfolio), as of April 1, 2009, including bank loans and other corporate debt, residential mortgage-backed securities, or RMBS, government securities and asset-backed securities, or ABS. In addition, our Principal Investing segment has an investment portfolio of approximately $839.7 million, as of March 31, 2009, comprised of fixed income investments, including bank loans and other corporate debt and RMBS. Historically, we had elected to be taxed as a REIT. However, our status as a REIT terminated in 2008 when, in an effort to increase stockholder value, we converted to a C corporation to maximize use of potential significant tax benefits and provide more flexibility with respect to future capital investment.

We intend to operate, and to cause each of our subsidiaries to operate, in such a way as to be excluded from registration under the Investment Company Act of 1940, as amended, or 1940 Act. DFR and Deerfield Capital LLC, or DC LLC, are excluded from registration under the 1940 Act because no more than 40% of their assets, on an unconsolidated basis, excluding cash and government securities, are investment securities. We intend to continue to qualify for this exclusion by monitoring the value of all our subsidiaries and any investment securities we own to ensure that at all times, no more than 40% of its assets, on an unconsolidated basis, excluding certain items, will be investment securities under the 1940 Act.

After the close of business on October 16, 2008, we effected a 1-for-10 reverse stock split of our common stock. All share and per share amounts throughout this Quarterly Report have been retroactively restated to reflect the reverse stock split, unless otherwise noted.

Our Business

Our business is managed in two operating segments: Investment Management and Principal Investing. Our Investment Management segment involves earning investment advisory fees for managing a variety of investment products including collateralized debt obligations, or CDOs, separately managed accounts and investment funds. Our Principal Investing segment involves maintaining an investment portfolio comprised primarily of bank loans and other corporate debt, Agency RMBS (as defined below) and non-Agency RMBS. Agency RMBS are backed by mortgage loans and are guaranteed as to principal and interest by federally chartered entities such as the Federal National Mortgage Association, or Fannie Mae, or the Federal Home Loan Mortgage Corporation, or Freddie Mac, and, in the case of the Government National Mortgage Association, or Ginnie Mae, the U.S. government. We refer to these entities as “Agencies” and to RMBS guaranteed or issued by the Agencies as “Agency RMBS.” Our Agency RMBS portfolio consists of Fannie Mae and Freddie Mac securities. We refer to our investments in senior secured loans (first lien and second lien term loans), senior subordinated debt facilities and other junior securities, typically in middle market companies across a range of industries, as “Corporate Loans.”

Investment Management Segment

Our Investment Management segment is operated through DCM. DCM has managed investment accounts for various types of clients, including separately managed accounts (separate, non-pooled accounts established by clients), private investment funds and CDOs. Except for the separately managed accounts, these clients are collective investment vehicles that pool the capital contributions of multiple investors, which are typically financial institutions, such as insurance companies and banks, employee benefits plans and “funds of funds” (investment funds that in turn allocate their assets to a variety of other investment funds). Our teams that manage these accounts are supported by various other groups within DCM, such as risk management, systems, accounting, operations and legal. DCM enters into an investment management agreement with each client, pursuant to which the client grants DCM discretion to purchase and sell securities and other financial instruments.

Our primary source of revenue from our Investment Management segment is the investment advisory fees paid by the accounts we manage. These fees typically consist of management fees based on the account’s assets and performance fees based on the profits we generate for the account.

Assets Under Management

As of April 1, 2009, DCM’s total assets under management, or AUM, were approximately $10.3 billion, held in 28 CDOs and six separately managed accounts.

The following table summarizes the AUM for each of our product categories:

	Number of	AUM as of
	Accounts	April 1, 2009
		(In thousands)
CDOs (1) :
CLOs	12	$4,184,002
Asset-backed securities	12	4,906,125
Corporate bonds	4	910,924
Total CDOs	28	10,001,051
Separately managed accounts (2)	6	320,488
Total AUM (3)		$10,321,539

(1)

CDO AUM numbers generally reflect the aggregate principal or notional balance of the collateral and, in some cases, the cash balance held by the CDOs and are as of the date of the last trustee report received for each CDO prior to April 1, 2009. The AUM for our Euro-denominated CDOs has been converted into U.S. dollars using the spot rate of exchange on March 31, 2009.

(2)	AUM for certain of the separately managed accounts is a multiple of the capital actually invested in such account. Management fees for these accounts are paid on this higher AUM amount.
(3)

Included in Total AUM are $296.5 million related to Market Square CLO Ltd., or Market Square CLO, and $293.8 million related to DFR Middle Market CLO Ltd., or DFR MM CLO, for April 1, 2009, which amounts are also included in the total AUM reported for the Principal Investing portfolio as of March 31, 2009. DCM manages these CDOs but is not contractually entitled to receive any management fees so long as 100% of the equity is held by DC LLC or an affiliate thereof. All other amounts included in the Principal Investing portfolio are excluded from Total AUM.

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

The following table is a summary of our Principal Investing segment by asset class:

	March 31, 2009
	Carrying	% of Total
Principal Investments	Value	Investments
	(In thousands)

RMBS	$338,729	39.3%
Corporate leveraged loans:
Loans held in DFR MM CLO	292,108	33.9%
Loans held in the Wachovia Facility	4,831	0.6%
Other corporate leveraged loans	8,270	1.0%
Assets held in Market Square CLO (1)	200,841	23.3%
Commercial real estate loans and securities	12,330	1.4%
Equity securities	4,764	0.5%
Total Investments	861,873	100.0%
Allowance for loan losses	(22,171)
Net Investments	$839,702

(1)	Assets held in Market Square CLO include syndicated bank loans of $197.5 million, high yield corporate bonds and ABS of $2.6 million and other investments of $0.7 million.

Our Strategy

We are focused on growing the Investment Management segment of our business by launching new investment products that will diversify our revenue streams and take advantage of our core competencies of credit analysis and asset management. We intend to make investments in certain of these new investment products. We believe that the growth of fee-based income through the management of alternative investment products will provide the most attractive risk-adjusted return on capital.  On April 14, 2009, we announced that we had entered into a new investment venture, Deerfield Pegasus Loan Capital LP, or DPLC, with Pegasus Capital Advisors L.P., or Pegasus.  Pegasus and DFR have committed to invest $75.0 million and $15.0 million, respectively, in DPLC with such amounts to be invested primarily in corporate bank loans and other senior secured corporate loans that DFR and Pegasus believe are priced at attractive levels.  DPLC will be managed by DCM.  The commitments of each of Pegasus and DFR are subject to numerous conditions, any or all of which may not be satisfied.

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

We are focused on managing our Principal Investing segment by opportunistically selling Corporate Loans held outside of Market Square CLO Ltd., or Market Square CLO, and DFR Middle Market CLO Ltd., or DFR MM CLO, as well as the preferred shares we own in Market Square CLO, and redeploying our capital into other fee-based strategies. In the near term, we expect to continue to hold our RMBS portfolio both for the net interest income it provides and as a source of liquidity.

Additionally, we continue to explore strategic opportunities in order to maximize value for our stockholders.

Trends

The following trends that we have observed and believe to exist may also affect our business:

Credit market dislocation.  The well-publicized disruptions in the financial markets that began in 2007 escalated throughout 2008 and have continued into 2009. Over this period, global financial markets came under increased stress as problems in the U.S. residential mortgage market spread to the broader economy and the global financial sector. In addition, fears of a global recession increased and were exacerbated by further declines in the housing and credit markets in the U.S. and Europe, which heightened concerns over the creditworthiness of some financial institutions. As a result, most sectors of the financial markets experienced significant declines, including international equity and credit markets, driven, in part, by deleveraging and difficulty pricing risk in the market that has been affecting investors all over the world.

In response, various initiatives by the U.S. government have been implemented to address credit and liquidity issues. Among other things, in September 2008, Fannie Mae and Freddie Mac were placed under conservatorship by the Federal Housing Finance Agency, or FHFA, and the U.S. Treasury announced it would purchase senior preferred stock in Fannie Mae or Freddie Mac, up to a maximum of $100.0 billion per company if needed to maintain positive net worth. In November 2008, the Federal Reserve announced that it would buy up to $500.0 billion of Agency RMBS. In January 2009, the Federal Reserve began to purchase Agency RMBS in accordance with this initiative. We believe that the stronger backing for the guarantors of Agency RMBS, resulting from the conservatorship of Fannie Mae and Freddie Mac and the U.S. Treasury’s commitment to purchase senior preferred stock in these Agencies has positively impacted, and are expected to continue to positively impact, the value of our Agency RMBS. Moreover, the U.S. government has taken action to address credit and liquidity issues unrelated to the Agencies and Agency RMBS. In October 2008, the U.S. Treasury created the Capital Purchase Program, as part of the $700.0 billion Troubled Asset Relief Program, allocating $250.0 billion to invest in U.S. financial institutions to help stabilize and strengthen the U.S. financial system. In November 2008, the U.S. Treasury announced the Term Asset Backed Security Loan Facility, intended to increase activity in the non-Agency asset-backed securities market. In February 2009, the Obama administration announced the Home Affordability and Stability Plan, designed, in part, to stem foreclosures by helping homeowners refinance or otherwise modify their loans, and the Public-Private Investment Fund, formed to encourage the contribution of private capital that along with government funds could make large-scale purchases of troubled and illiquid assets. These actions taken by the U.S. government, and other coordinated global actions have restored partially the capital base and reduced funding risks for many of the world’s largest financial institutions.

Liquidity.  We depend on the capital markets to finance our investments in RMBS. We enter into repurchase agreements to provide short term financing for our RMBS portfolio. Financial institutions have historically provided sufficient liquidity to finance our RMBS portfolio. Recent and continuing market events, however, have caused such firms to change their credit standards and generally reduce the loan amounts available to borrowers, resulting in a decrease in overall market liquidity. This has reduced our access to repurchase financing. This reduction in liquidity reduced the fair value of our non-Agency RMBS, which resulted in our need to post additional margin and, ultimately, to sell a significant portion of our RMBS portfolio at a time when we would not otherwise have chosen to do so. The failure of one or more major market participants could further reduce the marketability of all fixed income securities, including Agency RMBS, which could reduce the value of the securities in our portfolio, thus further reducing our book value. If our lenders are unwilling or unable to provide us with continued financing, we could be forced to sell a large portion of our securities at an inopportune time or on unfavorable terms. However, because the vast majority of our current RMBS portfolio consists of Agency RMBS, we believe that we are better positioned to convert our investment securities to cash or to negotiate an extended borrowing term should our lenders reduce the amount of the financing available to us.

Corporate credit performance.  Earlier periods had demonstrated reasonably stable corporate credit performance, as evidenced by the relatively low corporate default rates. More recently, however, corporate default rates have begun to increase as the U.S. economy has continued to weaken and has entered into a recession. A further weakening of the U.S. economy would likely have an even more pronounced negative impact on corporate credit performance, which we would expect to result in an increase in corporate default rates. Such an increase would likely further reduce the returns associated with certain of our investments, particularly the Corporate Loans held in both our Principal Investing portfolio and in certain of the vehicles managed within our Investment Management segment. Furthermore, such an increase in default rates would likely further increase our allowance for loan losses on loans held for investment and further increase our valuation allowance on loans held for sale. These events could result in significant losses and a reduction in our book value. Increases in defaults could also cause us to trigger certain structural provisions in the CDOs that we own and manage. These structural provisions include, but are not limited to, overcollateralization requirements that are meant to protect investors from deterioration in the credit quality of the underlying collateral pool.

Credit spreads.  Since the second half of 2007 the markets have experienced significant widening of credit spreads across all of the credit markets. This widening has resulted in a decline in the fair value for most of our investments and in the securities we manage, which has resulted in a decline in our book value and a reduction in our AUM. A continued widening could further reduce our book value but could also have the positive effect of increasing net interest income on future investment opportunities. However, we would need to have capital available to take advantage of these investment opportunities. We are pursuing the launch of new investment products within our Investment Management segment to take advantage of the widening credit spreads, including the recently-launched DPLC.

CDO financing and management.  The reduction in liquidity and widening of credit spreads have resulted in significant downward pressure on the market values of assets typically held in and financed by CDOs. These decreased market values, along with increased default rates on assets held in CDOs and significant rating agency downgrades of the collateral underlying certain of our CDOs, have made it more likely that our CDOs may trigger certain of their structural protections and potentially events of default, either of which would reduce our management fees and our AUM. Declines in market prices of bank loans during 2008 and early 2009 have caused market value CLOs managed by DCM to breach their market value triggers. See “ Results of Operations — Investment Management Segment —  CDOs ” for further information.

We anticipate that, given current market conditions, it will be significantly more difficult to create new CDOs in the near term than it has been in the past. Conditions in the credit markets have led to banks charging higher fees to warehouse collateral for the CDOs prior to their closing and potential investors demanding significantly increased interest rates on CDO liabilities. To the extent that we are successful in creating new CDOs, the management fees we earn from managing those CDOs may be significantly lower. This may negatively affect our ability to grow our AUM and revenue.

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

Market Environment.  In response to a rapidly deteriorating economic and credit environment, the Federal Reserve lowered the targeted Federal Funds rate from 4.25% to 0.25% during 2008. During 2008, the yield curve steepened, with the yield on the three-month U.S. Treasury bill decreasing by 316 basis points, while the yield on the five-year U.S. Treasury note decreased by only 189 basis points.  During the first quarter of 2009, the shape of the yield curve remained relatively flat for intermediate maturities, but the general level of interest rates increased on the long end of the curve.  During this period, the yield on the three-month U.S. Treasury bill increased by 12 basis points compared to an increase of 11 basis points in the yield on the five-year U.S. Treasury note.  Also during the first quarter of 2009, the yield on 30-year Treasuries increased by 86 basis points.  The increase in the spread between short and longer maturities generally results in an increase in our net interest income on our RMBS, as the financing of our RMBS is usually shorter in term than the fixed rate period of our RMBS, which is heavily weighted towards hybrid adjustable rate RMBS. Similarly, if the curve spread narrows or inverts, our net interest income would likely decrease. We expect our hedging program to offset some of the impact of changes in the shape of the yield curve, but, since we do not hedge 100% of our interest rate exposure, the impact from the hedges will not fully offset the impact to net interest income.

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

Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. These accounting principles require us to make some complex and subjective decisions and assessments. Our most critical accounting policies involve decisions and assessments that could affect our reported assets and liabilities, as well as our reported revenues and expenses. We believe that all of the decisions and assessments inherent in our financial statements were reasonable, based upon information available to us. We rely on management’s experience and analysis of historical and current market data in order to arrive at what we believe to be reasonable estimates. Under varying conditions, we could report materially different amounts arising under these critical accounting policies.  We believe that the critical accounting policies upon which our financial condition and results of operation depend, and which involve the most complex subjective decisions or assessments, are included in the discussion entitled “Critical Accounting Policies” in “Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report. There have been no material changes to the critical accounting policies disclosed in our Annual Report.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51, or SFAS No. 160, which established accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  We adopted SFAS No. 160 and the adoption had no impact on our condensed consolidated financial statements.

In February 2008, the FASB issued Staff Position, or FSP,  FAS 140-3 Accounting for Transfers of Financial Assets and Repurchase Financing Transactions, or FSP FAS 140-3, which relates to SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, or SFAS No. 140, in order to address certain situations where assets purchased from a particular counterparty and financed through a repurchase agreement with the same counterparty can be considered and accounted for as separate transactions. Historically, we recorded such assets and the related financing on a gross basis in the condensed consolidated balance sheet and the corresponding interest income and interest expense in our condensed consolidated statements of operations. FSP FAS 140-3 assumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement, or a linked transaction. However, if certain criteria are met, the initial transfer and repurchase financing are not treated as a linked transaction, but rather be evaluated separately under SFAS No. 140. We adopted FSP FAS 140-3 on January 1, 2009, and the adoption has had no impact on our condensed consolidated financial statements as no linked transactions have occurred since adoption.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, or SFAS No. 161, which amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, or SFAS No. 133. SFAS No. 161 requires qualitative disclosures regarding objectives and strategies for using derivatives, quantitative disclosures regarding fair value amounts of gains and losses on derivative instruments and disclosures regarding credit-risk-related contingent features in derivative contracts. We adopted SFAS No. 161 and included the required disclosures in our condensed consolidated financial statements in this Quarterly Report.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, or FSP EITF 03-6-1. FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and need to be included in the earnings allocation in computing earnings per share under the two-class method described in FASB Statement No. 128, Earnings per Share. We adopted FSP EITF 03-6-1 on January 1, 2009, and the adoption had no impact on our condensed consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, or FSP FAS 107-1 and APB 28-1.  FSP FAS 107-1 and APB 28-1 requires disclosures regarding fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  FSP FAS 107-1 and APB 28-1 is effective for our interim reporting periods ending after June 15, 2009.  We are currently evaluating the effects that FSP FAS 107-1 and APB 28-1 will have on the disclosures included in our condensed consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, or FSP FAS 157-4.  FSP FAS 157-4 was issued to provide additional guidance for estimating fair value when the volume and level of activity have significantly decreased and to provide guidance on identifying circumstances that indicate a transaction is not orderly.  In addition, FSP FAS 157-4 requires an entity to disclose, in interim and annual periods, the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, during the period.  FSP FAS 157-4 is effective interim and annual reporting periods ending after June 15, 2009.  We are currently evaluating the effects that FSP FAS 157-4 will have on our condensed consolidated financial statements.

In April 2009, the FASB issued FPSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, or FSP FAS 115-2 and FAS 124-2.  This statement was issued to amend the other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  FSP FAS 115-2 and FAS 124-2 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.  FSP FAS 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009.  We are currently evaluating the effects that FSP FAS 115-2 and FAS 124-2 will have on our condensed consolidated financial statements and disclosures included in those condensed consolidate financial statements.

Financial Condition

The following table summarizes the carrying value of our investment portfolio by balance sheet classification:

	Carrying Value
	Available-for-	Trading	Other	Loans Held	Loans Held
Security Description	Sale Securities	Securities	Investments	For Sale	For Investment	Total
	(In thousands)
RMBS	$—	$338,729	$—	$—	$—	$338,729
Corporate leveraged loans:
Loans held in DFR MM CLO (1)	—	—	—	—	292,108	292,108
Loans held in the Wachovia Facility	—	—	—	4,831	—	4,831
Other corporate leveraged loans	—	—	—	8,270	—	8,270
Commercial mortgage-backed assets (2)	—	—	—	—	12,330	12,330
Equity securities	—	—	4,764	—	—	4,764
Total structured and syndicated assets	—	—	4,764	13,101	304,438	322,303
Assets held in Market Square CLO	2,619	707	—	197,515	—	200,841
Total alternative assets	2,619	707	4,764	210,616	304,438	523,144
Total invested assets	$2,619	$339,436	$4,764	$210,616	304,438	861,873

Allowance for loan losses					(22,171)	(22,171)

					$282,267	$839,702

(1)	Loans held in DFR MM CLO classified as loans held for investment are reported gross of the $15.6 million allowance for loan losses as of March 31, 2009.
(2)	Commercial mortgage-backed assets classified as loans held for investment are reported gross of the $6.5 million allowance for loan losses as of March 31, 2009.

Residential Mortgage-Backed Securities

As of March 31, 2009, our Agency RMBS and non-Agency RMBS portfolios decreased to a fair value of $333.9 million and $4.8 million, respectively, from $342.4 million and $5.4 million, respectively, as of December 31, 2008.  The reduction in the RMBS balance during the three months ended March 31, 2009 was comprised of the receipt of RMBS principal paydowns of $14.5 million, partially offset by an increase in unrealized gains on the RMBS portfolio of $5.4 million.

As of March 31, 2009, our RMBS portfolio had a net amortized cost of 99.95% of the face amount. Our total RMBS amortization for the three months ended March 31, 2009 and 2008 was zero and $0.1 million, respectively. As of March 31, 2009 and 2008, we had unamortized net discount of $0.2 million and $0.6 million, respectively, included in the cost basis of our RMBS portfolio. As of March 31, 2009 and 2008, the current weighted average life of the portfolio was 5.7 years and 6.5 years, respectively, which represents the average number of years for which each dollar of unpaid principal remains outstanding

Net portfolio duration, which is the difference between the duration of the RMBS portfolio and the duration of repurchase agreements, adjusted for the effects of our interest rate swap portfolio, was 0.49 years based on model-driven modified duration results. In order to fully assess the possible impact of a change in interest rates on the RMBS portfolio, one should consider not only the duration, but also the portfolio’s leverage and spread risk.

The following table details our RMBS holdings as of March 31, 2009:

			Weighted Average
						Contractual	Constant
	Par	Estimated		Months to	Yield to	Maturity	Prepayment	Modified
Security Description	Amount	Fair Value	Coupon	Reset (1)	Maturity	(Month/Year)	Rate (2)	Duration (3)
	(In thousands)
Hybrid Adjustable Rate RMBS:
Rate reset in 1 year or less	$165,720	$167,854	4.76%	11	3.22%	7/2035	12.4	1.0
Rate reset in 1 to 3 years	97,958	100,649	5.07%	24	3.13%	6/2035	13.0	1.0
Rate reset in 3 to 5 years	14,161	14,687	5.38%	40	3.36%	5/2036	10.1	2.1
Rate reset in 5 to 7 years	21,062	22,038	5.27%	82	2.44%	12/2035	31.7	(1.1)
Rate reset in 7 to 10 years	14,791	3,960	5.96%	87	n/m	6/2036	22.8	n/m
Fixed Rate RMBS:
30 year	35,233	29,541	6.16%	n/a	16.39%	4/2034	28.4	2.4
Total hybrid and fixed rate RMBS	$348,925	$338,729

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

n/a — not applicable

n/m — not meaningful

Actual maturities of RMBS are generally shorter than stated contractual maturities, as they are affected by the contractual lives of the underlying mortgages, normal monthly amortization of principal and voluntary prepayments of principal. The stated contractual final maturity of the mortgage loans underlying our RMBS portfolio ranges up to 30 years from date of issuance, but the expected maturity is subject to change based on the actual and estimated prepayments of the underlying loans.

The constant prepayment rate, or CPR, attempts to predict the percentage of principal that will prepay over the next 12 months based on historical principal paydowns and the current interest rate environment. As interest rates rise, the rate of refinancing typically declines, which we believe may result in lower rates of prepayment and, as a result, a lower portfolio CPR.

As of March 31, 2009, the mortgages underlying our hybrid adjustable-rate RMBS had fixed interest rates for a weighted average period of approximately 23 months after which time the interest rates reset and become adjustable. The average length of time until contractual maturity of those mortgages was approximately 27 years from date of issuance as of March 31, 2009.

After the reset date, interest rates on our hybrid adjustable-rate RMBS float based on spreads over various LIBOR and U.S. Treasury indices. These interest rates are subject to caps that limit the amount the applicable interest rate can increase during any year, known as an annual cap, and through the maturity of the applicable security, known as a lifetime cap. As of March 31, 2009, the weighted average lifetime rate cap for the portfolio was 10.2%, the weighted average maximum increase in the first year that the rates are adjustable, or initial cap, was 4.5% and the weighted average maximum annual increase for years subsequent to the first year was 1.9%.

The following table summarizes our RMBS, according to their weighted average life:

	Amortized	Estimated
Weighted Average Life	Cost	Fair Value
	(In thousands)
Greater than one year and less than five years	$106,170	$92,021
Greater than five years and less than ten years	235,724	239,784
Greater than ten years	6,840	6,924
Total	$348,734	$338,729

The weighted average lives in the table above are primarily based on a prepayment model that considers current yield, forward yield, slope of the yield curve, mortgage rates, contractual rate of the outstanding loans, loan age, margin and volatility. Most of the data used in this model is provided through subscription-based financial information services. Weighted average life is an estimate of how many years it will take to pay half of the outstanding principal.  Actual lives of RMBS are generally shorter than stated contractual maturities, are affected by the contractual maturities of the underlying mortgages, periodic payments of principal and prepayments of principal and differ materially from those set forth above.

Loans

The following summarizes our loan portfolio, by loan classification, as of March 31, 2009:

	Carrying Value
	Loans Held	Loans Held
Type of Loan	for Sale (1)	for Investment	Total
	(In thousands)
Loans held in Market Square CLO	$197,515	$—	$197,515
Corporate leveraged loans:
Loans held in DFR MM CLO (2)	—	292,108	292,108
Loans held in Wachovia Facility	4,831	—	4,831
Other corporate leveraged loans	8,270	—	8,270
Commercial real estate loans (3)	—	12,330	12,330
	$210,616	304,438	515,054
Allowance for loan losses		(22,171)	(22,171)
		$282,267	$492,883

(1) Carrying value of loans held for sale is lower of cost or estimated fair value.

(2) Loans held in DFR MM CLO classified as loans held for investment reported gross of $15.6 million allowance for loan losses

(3) Commercial real estate loans classified as loans held for investment reported gross of $6.5 million allowance for loan losses.

The following summarizes our allowance for loan losses as of March 31, 2009:

	Number	Par	Allowance
Type of Loan	of Loans	Value	for Loan Losses
		(In thousands)

Loans held in DFR MM CLO	2	$17,704	$15,637
Commercial real estate loans	4	11,118	6,534
Total	6	$28,822	$22,171

We did not recognize $0.8 million of interest income earned, but not yet received, on impaired loans held for investment for the three months ended March 31, 2009, respectively. In addition, we did not recognize $1.9 million of interest income earned, but not yet received, on loans held for sale for the three months ended March 31, 2009.

Loans Held in Market Square CLO

Market Square CLO is a variable interest entity, or VIE, under FASB Interpretation No. 46 (revised 2004), Consolidation of Variable Interest Entities, or FIN 46(R), and we are the primary beneficiary of the VIE, causing us to consolidate the entity. We own 100% of the preference shares, representing substantially all of the equity interests in Market Square CLO, which we purchased for $24.0 million. As of March 31, 2009, Market Square CLO had loans outstanding with a carrying value of $197.5 million, net of a valuation allowance of $82.8 million as these loans are carried at the lower of cost or fair value, which is included in loans held for sale on the condensed consolidated balance sheet, $8.2 million of restricted cash and cash equivalents, which are generally utilized to purchase additional loans and pay distributions to debt and equity holders, and $276.0 million of notes payable to third party investors, which is included in long term debt.

Market Square CLO is a bankruptcy remote entity, and, although we consolidate 100% of the assets and liabilities of Market Square CLO, our maximum exposure to loss on our investment in Market Square CLO is limited to our initial investment of $24.0 million. We have recorded losses in excess of our economic risk of $64.3 million consolidated in our total equity as of March 31, 2009. As of March 31, 2009, we have received distributions from Market Square CLO equal to $23.7 million since its inception. The weighted average coupon on the loan portfolio was 3.91% and the weighted average contractual maturity of the loan portfolio was 4.18 years as of March 31, 2009.

The Market Square CLO loan portfolio was diversified across 27 Moody’s industry classifications as of March 31, 2009. The Market Square CLO loan portfolio as of March 31, 2009 had a weighted average rating factor of 2616 which translates to a weighted average Moody’s rating of between “B1” and “B2”.

Loans Held in DFR MM CLO

DFR MM CLO is a VIE under FIN 46(R). We are the primary beneficiary of the VIE, causing us to consolidate the entity. We own 100% of the equity interests, issued as subordinated notes and ordinary shares, in DFR MM CLO, which we purchased for $50.0 million. We also purchased all of the “BBB/Baa2” rated notes of DFR MM CLO for $19.0 million. As of March 31, 2009, DFR MM CLO had $309.3 million of loans outstanding, with a carrying value of $292.1 million, which is included in loans on the condensed consolidated balance sheet, reduced by an allowance for loan losses of $15.6 million. As of March 31, 2009, DFR MM CLO has restricted cash and cash equivalents of $13.1 million, which are generally utilized to purchase additional loans and pay distributions to debt and equity holders and $231.0 million of notes payable to third party investors, which is included in long term debt. DFR MM CLO is a bankruptcy remote entity, and, although we consolidate 100% of the assets and liabilities of DFR MM CLO, our maximum exposure to loss on our investment in DFR MM CLO is limited to our initial investment of $69.0 million. As of March 31, 2009, we have received distributions from DFR MM CLO equal to $26.2 million since its inception. The weighted average coupon on the loan portfolio was 6.76%  and the weighted average contractual maturity of the loan portfolio was 4.7 years as of March 31, 2009.

The following table summarizes the carrying value of the DFR MM CLO loan portfolio:

Type of Loan	March 31, 2009
	(In thousands)
First lien secured	$125,542	(1)
Second lien secured	153,062	(2)
Mezzanine	13,504
	292,108
Allowance for loan losses	(15,637)
	$276,471

(1) Presented gross of $7.0 million allowance for loan losses.

(2) Presented gross of $8.6 million allowance for loan losses.

Loans held in the Wachovia Facility and Other Corporate Leveraged Loans

The following table summarizes the carrying value of the loans held in the Wachovia Facility and our other corporate leveraged loans, which are all classified as loans held for sale as of March 31, 2009:

	Carrying Value (1)
Type of Loan	Wachovia Facility	Other Corporate Leverage Loans
	(In thousands)
First lien secured	$—	$1,734
Second lien secured	772	—
Mezzanine	4,059	300
Holding company	—	6,236
	$4,831	$8,270

(1)        Carrying value of loans held for sale is lower of cost or fair value.

We had loans held in our alternative asset revolving warehouse funding facility with Wachovia Capital Markets, LLC, or the Wachovia Facility, and other corporate leveraged loans, totaling $4.8 million and $8.3 million, respectively, classified as loans held for sale on the condensed consolidated balance sheet as of March 31, 2009. The weighted average coupon on the Wachovia Facility loan portfolio and other corporate leverage loans was 6.9% and 0.2%, respectively, as of March 31, 2009.

Loans held in our Wachovia Facility and loans classified as other corporate leveraged loans consist of loans that are not broadly syndicated and are, therefore, less liquid. These loans had historically been primarily considered to be held for investment and were reported at amortized cost with an allowance for loan losses, if necessary, unless we decided to sell one of these loans, in which case the loan was transferred to loans held for sale.  During the year ended December 31, 2008, we began actively seeking to sell all loans in the Wachovia Facility as we triggered an acknowledged termination event thereunder on November 30, 2008. We sold a significant portion of the loans held within the Wachovia Facility during the year ended December 31, 2008 and transferred all loans held within the Wachovia Facility to loans held for sale.  During the three months ended March 31, 2009, we entered into an agreement to sell loans held within the Wachovia Facility with a par value of $31.5 million for $10.8 million, net of interest of $0.2 million.  We realized a loss of $6.2 million reported in net gain (loss) on loans in the condensed consolidated statements of operations during the three months ended March 31, 2009 as a result of these sales.  In addition, during the year ended December 31, 2008, we began to opportunistically sell the other corporate leveraged loans in connection with our strategy of increasing liquidity in the Principal Investing segment and focusing on growing our Investment Management segment. As a result, during the year ended December 31, 2008, we transferred all other corporate leveraged loans to loans held for sale.

Derivatives and Hedging

The following table is a summary of our derivative instruments as of March 31, 2009:

		Notional			Estimated Net
	Count	Amount	Assets	Liabilities	Fair Value
		(In thousands)
Interest rate swaps	5	$165,000	$—	$(13,708)	$(13,708)
Interest rate cap	1	40,000	—	(109)	(109)
Warrants	3	n/a	21	—	21
	9	$205,000	$21	$(13,817)	$(13,796)

n/a — not applicable

In general, when a fixed-rate or hybrid adjustable-rate RMBS is funded by a short term borrowing, we may enter into an interest rate swap agreement that effectively fixes a portion of the borrowing costs for a period close to the anticipated weighted-average life of the fixed-rate portion of the related RMBS. This strategy is designed to protect a portion of our portfolio from increased funding costs due to rising interest rates because the borrowing costs are not fixed for the duration of the fixed-rate period of the related residential mortgage-backed security.  We have structured our interest rate swaps to roll off or expire in conjunction with the estimated weighted average life of the fixed period of the mortgage portfolio.

Results of Operations

The following section provides a comparative discussion of our condensed consolidated results of operations as of and for the three months ended March 31, 2009 and 2008.

Summary

The following table summarizes selected historical consolidated financial information:

	Three Months Ended March 31,
	2009	2008
	(In millions, except for per share data)

Consolidated Statements of Operations Data:
Net interest income	$13.8	$13.8
Net interest income after provision for loan losses	$4.7	$11.6
Investment advisory fees	$4.7	$12.1
Total expenses	$8.3	$44.1
Net other income and gain (loss)	$10.5	$(450.4)
Net income (loss)	$11.5	$(463.6)
Net income (loss) attributable to common stockholders	$11.5	$(466.0)
Net income (loss) attributable to common stockholders per share - diluted	$1.72	$(84.78)
Core earnings (1)	$5.0	$12.6
Core earnings per share - diluted (1)	$0.75	$2.29

	As of March 31,
	2009	2008
	(In millions, except for per share data)
Consolidated Balance Sheet Data:
Residential mortgage-backed securities	$338.7	$467.7
U.S. Treasury bills	$—	$999.3
Total assets	$986.3	$2,476.3
Repurchase agreements	$318.6	$1,423.9
Long term debt:
Recourse:
Trust preferred securities	$123.7	$123.7
Series A and Series B Notes	$71.9	$71.3
Non-Recourse:
Wachovia Facility	$12.0	$76.4
Market Square CLO	$276.0	$276.0
DFR MM CLO	$231.0	$231.0
Stockholders’ (deficit) equity	$(70.5)	$217.4
Metrics:
Book value per share outstanding	$(10.93)	$32.60
Economic book value per share outstanding (1)	$(0.97)	$33.78
AUM:
Investment Management segment (2) (3)	$10,321.5	$14,236.7
Principal Investing segment (4)	$839.7	$2,419.3

(1) Core earnings and economic book value per share outstanding represent non-GAAP financial measures. Please see the “Reconciliation of Non-GAAP Financial Measures”, which follows, for a reconciliation between the comparable GAAP measure and a discussion of the importance placed on these measures by management.

(2) AUM for our Investment Management segment includes CDO AUM numbers, which generally reflect the aggregate principal or notional balance of the collateral and, in some cases, the cash balances held by the CDOs as of the date of the last trustee report received for each CDO prior to the relevant measurement date. The AUM for our Euro-denominated CDOs has been converted into U.S. dollars using the appropriate spot rate of exchange. AUM for our Investment Management segment also includes AUM for our separately managed accounts, which, in certain cases, is a multiple of the capital actually invested in such account. Management fees for these accounts are paid on this higher AUM amount.

(3) Included in the Investment Management segment AUM are $296.5 million and $294.7 million related to Market Square CLO and $293.8 and $300.5 million related to DFR MM CLO for April 1, 2009 and 2008, respectively, which amounts are also included in the Principal Investing segment AUM as of March 31, 2009 and 2008. DCM manages these CDOs but is not contractually entitled to receive any management fees so long as 100% of the equity is held by DC LLC or an affiliate thereof. All other amounts included in the Principal Investing portfolio are excluded from Investment Management segment AUM.

(4) AUM for the Principal Investing segment is reflected net of allowance for loan losses of $22.2 million and $7.5 million as of March 31, 2009 and 2008, respectively.

Reconciliation of Non-GAAP Financial Measures

We believe that core earnings and economic book value per share, both non-GAAP financial measures, are useful metrics for evaluating and analyzing our performance. The calculation of core earnings, which we use to compare our own financial results from period to period, eliminates the impact of certain non-cash and special charges and income tax. The calculation of economic book value per share eliminates losses in excess of the equity at risk because those losses would be borne solely by the relevant subsidiary’s debt holders. We believe that the calculation of economic book value per share facilitates comparison of our financial results to those of other comparable firms. The core earnings and economic book value per share provided herein may not be comparable to similar measures presented by other companies as they are non-GAAP financial measures and may therefore be defined differently by other companies.  Core earnings includes the earnings from our consolidated VIEs, Market Square CLO and DFR MM CLO, which are not indicative of cash flows received from these VIEs.

Core Earnings

The table below provides a reconciliation between net income (loss) and core earnings:

	Three months ended March 31,
	2009	2008
	(In thousands, except share and per share amounts)

Net income (loss)	$11,539	$(463,610)
Add back:
Provision for loan losses	2,107	2,200
Cost saving initiatives	197	257
Depreciation and amortization	1,635	2,687
Impairment of intangible assets and goodwill	—	27,906
Net other income and (gain) loss	(10,469)	450,358
Income tax expense (benefit)	18	(7,202)
Core earnings	$5,027	$12,596

Core earings per share - diluted	$0.75	$2.29
Weighted-average number of shares outstanding - diluted	6,702,329	5,496,522

Economic Book Value Per Share

The table below provides a reconciliation between book value per common share and economic book value per share:

	As of March 31,
	2009	2008
	(In thousands, except share and per share amounts)
Stockholders’ (deficit) equity	$(70,526)	$217,394
Add back:
Negative Market Square CLO equity in excess of amount at risk	64,289	7,874
Economic book value	$(6,237)	$225,268

Book value per share	$(10.93)	$32.60
Economic book value per share	$(0.97)	$33.78
Total common shares outstanding	6,454,383	6,669,342

Executive Summary of Results of Operations

During the three months ended March 31, 2009, we recorded net income of $11.5 million as compared to a net loss of $463.6 during the same period in 2008.  Although core earnings, calculated in the table above, declined during the three months ended March 31, 2009 as compared to the same period in 2008, it remained positive at $5.0 million for the three months ended March 31, 2009.

During the three months ended March 31, 2009, we experienced a $14.3 million decrease in net revenues as compared to the same period in 2008, comprised of a decrease in net interest income of $7.0 million and a decrease of investment advisory fees of $7.4 million.  The decrease in net interest income is primarily a result of the significant RMBS sales and associated repayment of repurchase agreement liabilities during the three months ended March 31, 2008, the sale of a significant amount of loans held in the Wachovia Facility during 2008 and the first quarter of 2009 and the placement of certain loans on non-accrual status during 2008 and during the three months ended March 31, 2009.  The decrease in investment advisory fees is primarily driven by the liquidation of the investment funds we previously managed during 2008, which provided $3.9 million of fee revenue during the three months ended March 31, 2008, and the reduction of CDO investment advisory fee revenue of $3.5 million during the three months ended March 31, 2009, as compared to the same period during 2008. The reduction in CDO investment advisory fee revenues is primarily the result of the liquidation of five CDOs we previously managed and the deferral of subordinated management fees during the three months ended March 31, 2009 as a result of several of the CLOs failing certain overcollateralization tests.

During the three months ended March 31, 2009, we reduced expenses by $35.8 million as compared to the same period in 2008, primarily driven by reduced impairment charges on intangible assets and goodwill and reduced compensation and benefits expense.  During the three months ended March 31, 2008, our Investment Management segment recorded $27.9 million in impairment charges on intangible assets and goodwill related to the deterioration in the credit markets, the liquidation of the smaller of the investment funds that we previously managed and the liquidation of one of our Euro-denominated CDOs.  During the three months ended March 31, 2009, we reduced our compensation and benefits expense by $5.7 million, primarily as a result of headcount reductions during 2008 and a revision to our incentive compensation plan during 2009.

During the three months ended March 31, 2009, dividend income and other net gain (loss) improved by $460.9 million as compared to the same period in 2008.  During the three months ended March 31, 2009, we recorded net gains in net other income and gain (loss) of $10.5 million, primarily driven by net gains on trading securities of $5.1 million and net gains on loans of $5.8 million.  During the first three months of 2008, we were adversely impacted by the continuing deterioration of global credit markets, which resulted in a loss of $450.4 million in net other income and gain (loss), largely a result of net losses of $200.7 million, $223.3 million and $26.5 million on trading securities, derivatives and loans held for investment and held for sale, respectively.  The most pronounced impact was on our non-Agency RMBS portfolio. This portfolio experienced an unprecedented decrease in value during the first three months of 2008 fueled by the ongoing liquidity crisis. This negative environment impacted our ability to successfully finance and hedge this portfolio. As a result, we sold a significant portion of our RMBS portfolio to improve our liquidity. In conjunction with the sale of RMBS, we also repaid our repurchase agreements used to finance the RMBS sold and terminated the associated interest rate swaps used to hedge the interest rate exposure on those repurchase agreements.

Results of Operations by Segment

Management evaluates the performance of each business unit based on segment results. The following table presents the results of operations by segment:

	Three months ended March 31, 2009
	Investment Management	Principal Investing	Eliminations		Consolidated
	(In thousands)
Net revenues	$4,903	$5,974	$(1,464	)(1)	$9,413
Expenses	(6,541)	(3,248)	1,464	(1)	(8,325)
Other income and (loss) gain	(267)	10,736	—		10,469
Income tax expense	(18)	—	—		(18)
Net (loss) income	$(1,923)	$13,462	$—		$11,539

	Three months ended March 31, 2008
	Investment Management	Principal Investing	Eliminations		Consolidated
	(In thousands)
Net revenues	$14,449	$13,179	$(3,959	)(1)	$23,669
Expenses	(41,781)	(6,301)	3,959	(1)	(44,123)
Other income and loss	(2,111)	(448,247)	—		(450,358)
Income tax benefit (expense)	8,670	(1,468)	—		7,202
Net loss	$(20,773)	$(442,837)	$—		$(463,610)

(1)	Represents the fees charged to the Principal Investing segment by the Investment Management segment on a cost plus basis for investment advisory, management and operational services.

Investment Management Segment

Revenues

Our Investment Management segment revenues primarily represent the fee income earned for the management of investment accounts for various types of clients. The following table summarizes our Investment Management segment revenues:

	Three months ended March 31,		Variance
	2009	2008	2009 vs. 2008
	(In thousands)
Investment Management Segment Revenues
Interest income	$46	$342	$(296)
Interest expense	1,344	1,971	(627)
Net interest expense	(1,298)	(1,629)	331
Investment advisory fees (1)	6,201	16,078	(9,877)
Total Investment Management segment revenues	$4,903	$14,449	$(9,546)

(1)

Investment advisory fees include intercompany investment advisory fees of $1.5 million and $4.0 million for the three months ended March 31, 2009 and 2008, respectively, calculated in conjunction with DCM’s management agreement with DFR, which are eliminated upon consolidation.

Net Interest Income

Interest income for the three months ended March 31, 2009 is primarily comprised of interest earned from our cash balances.  Interest income for the three months ended March 31, 2008 is primarily comprised of interest earned on preferred shares of CDOs of $0.3 million and interest earned from our cash balances of $53,000.  We owned preferred shares issued by one and nine of the CDOs that we manage as of March 31, 2009 and 2008, respectively.  The sale of eight of these preferred shares during the year ended December 31, 2008 was the primary driver in the reduction in interest income during the three months ended March 31, 2009, as compared to the same period in 2008.  Interest expense is primarily comprised of $1.3 million and $1.9 million of interest expense on our Series A and Series B Notes for the three months ended March 31, 2009 and 2008, respectively.  The reduction in interest expense during the three months ended March 31, 2009, as compared to the same period in 2008, was the result of a reduced interest rate environment.

Investment Advisory Fees

For the three months ended March 31, 2009 and 2008, investment advisory fees were $6.2 million and $16.1 million, respectively, on a segment basis, and $4.7 million and $12.0 million, respectively, on a consolidated basis due to the $1.5 million and $4.0 million, respectively, of fees earned by the Investment Management segment from the Principal Investing segment, which are eliminated in consolidation.  Our investment advisory fee revenue during the periods presented were generated by our CDOs, our investment funds, which have subsequently liquidated, and our separately managed accounts.

CDOs

The following table summarizes our investment advisory fee revenues from CDOs:

	Three months ended March 31, 2009
	Senior	Subordinated	Performance		Total CDO
	Management Fees	Management Fees	Fees (1)		Advisory Fees
	(In thousands)
CLOs	$1,566	$1,427	$—		$2,993
ABS	1,052	—	—		1,052
Corporate bonds	320	(24)	152	(2)	448
Total CDOs	$2,938	$1,403	$152		$4,493

	Three months ended March 31, 2008
	Senior	Subordinated	Performance	Total CDO
	Management Fees	Management Fees	Fees (1)	Advisory Fees
	(In thousands)
CLOs	$2,638	$3,242	$—	$5,880
ABS	1,457	217	72	1,746
Corporate bonds	222	83	—	305
Total CDOs	$4,317	$3,542	$72	$7,931

(1)        Performance fees are generally earned after certain investors’ returns exceed a specified internal rate of return, or IRR. For purposes of this and the following table, and in accordance with our accounting policies, we also classify any previously deferred senior or subordinated management fees that are subsequently paid as performance fees.

(2)        Represents fees related to a previously liquidated corporate bond CDO as a result of a settlement received in connection with certain litigation relating to one of the assets previously held in the CDO.

Our fees differ from account to account, but in general, our fees from CDOs consist of a senior management fee (payable before the interest payable on the debt securities issued by the CDO) that ranges from 5 basis points to 25 basis points annually of the principal balance of the underlying collateral of the CDO, a subordinate management fee (payable after the interest payable on the debt securities issued by the CDO and certain other expenses) that ranges from 5 basis points to 45 basis points annually of the principal balance of the underlying collateral of the CDO, and, in certain CDOs, performance fees that are paid after certain investors’ returns exceed an internal rate of return, or IRR hurdle. The performance fees generally range from 10% to 20% of residual cash flows above the IRR hurdle and vary by transaction.

Under the investment management agreements between DCM and the CDOs it manages, the payment of DCM’s management fees is generally subject to a “waterfall” structure. Pursuant to these “waterfalls,” all or a portion of DCM’s subordinated management fees may be deferred if the CDOs do not generate sufficient cash flows to pay the required interest on the notes the CDOs have issued to investors and certain expenses they have incurred. This could occur if, for example, the issuers of the collateral underlying the CDOs default on or defer payments of principal or interest relating to such collateral or the ratings assigned to such collateral are downgraded below a specified threshold.  In addition, all or a portion of DCM’s subordinated management fees may be deferred if, among other things, overcollateralization tests and other structural protections built into the CDOs divert cashflows to the prepayment of the debt securities issued by the CDOs.

The following table summarizes the average AUM and effective and contractual fee rates of our CDOs:

	Three months ended March 31, 2009
				Weighted Average
		Effective Rate (2)		Contractual Rate (3)
		Senior	Subordinated	Senior	Subordinated
	Average AUM (1)	Management Fee	Management Fee	Management Fee	Management Fee
	(In thousands)
CLOs (4)	$3,627,386	0.17%	0.16%	0.18%	0.33%

ABS:
High-grade ABS	3,364,298	0.05%	0.00%	0.05%	0.06%
Other ABS	1,679,118	0.15%	0.00%	0.15%	0.22%
Total ABS	5,043,416	0.08%	0.00%	0.08%	0.11%

Corporate bonds (5)	839,050	0.15%	-0.01%	0.21%	0.23%
Total CDOs	$9,509,852	0.12%	0.06%	0.13%	0.20%

	Three months ended March 31, 2008
				Weighted Average
		Effective Rate (2)		Contractual Rate (3)
		Senior	Subordinated	Senior	Subordinated
	Average AUM (1)	Management Fee	Management Fee	Management Fee	Management Fee
	(In thousands)
CLOs (4)	$5,269,944	0.20%	0.25%	0.21%	0.28%

ABS:
High-grade ABS	3,755,358	0.05%	0.01%	0.05%	0.06%
Other ABS	2,997,199	0.13%	0.01%	0.14%	0.19%
Total ABS	6,752,557	0.09%	0.01%	0.09%	0.11%

Corporate bonds (5)	644,152	0.14%	0.05%	0.20%	0.20%
Total CDOs	$12,666,653	0.14%	0.11%	0.14%	0.19%

(1)

Average AUM is calculated as the average of the AUM on the first day of January, February, March and April. CDO AUM numbers generally reflect the aggregate principal or notional balance of the collateral and, in some cases, the cash balance held by the CDO and are as of the date of the last trustee report received for each CDO prior to the AUM date, as appropriate. The AUM for our Euro-denominated CDOs has been converted to U.S. dollars using the spot rate of exchange as of the respective AUM date.

(2)

The effective rates for the three months ended March 31, 2009 and 2008 are calculated by taking management fees earned during the period divided by the average AUM. The senior and subordinated management fee effective rates may differ from the contractual fee rates for various reasons, including the following: (a) we may have entered into agreements with specific investors pursuant to which a portion of our management fees are paid to those investors and (b) our senior and subordinated management fees may be deferred as a result of certain structural provisions built into the documents governing the CDO. In certain circumstances, we may at a later date and subject to certain performance triggers, be entitled to repayment of the fees paid to investors described in (a) above. In addition, we may at a later date and subject to the satisfaction of certain structural provisions, be entitled to payment of the deferred fees described in (b) above.

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

The following table summarizes select details of the structure of each of our CDOs:

	Closing Date	April 1, 2009 AUM (1)	First Optional Call Date (2)	Auction Call Date (3)	Termination of Reinvestment Period (4)	Maturity Year
	Month/Year	(In thousands)	Month/Year
CLOs:
Rosemont CLO, Ltd.	01/02	$164,416	10/05	n/a	01/07	2013
Forest Creek CLO Ltd.	05/03	302,077	07/07	n/a	07/08	2015
Long Grove CLO Ltd.	06/04	398,480	08/08	n/a	05/10	2016
Market Square CLO Ltd. (5)	05/05	296,500	07/07	n/a	04/11	2017
Cumberland II CLO Ltd.	09/05	391,900	02/10	n/a	11/11	2019
Marquette Park CLO Ltd.	12/05	295,784	04/10	n/a	01/12	2020
Bridgeport CLO Ltd.	06/06	495,086	10/09	n/a	07/13	2020
Burr Ridge CLO Plus Ltd.	12/06	292,053	06/12	n/a	03/13	2023
Schiller Park CLO Ltd.	05/07	379,886	07/11	n/a	04/13	2021
Bridgeport CLO II Ltd.	06/07	500,263	12/10	n/a	09/14	2021
DFR Middle Market CLO Ltd. (5)	07/07	293,814	07/10	n/a	07/10	2019
Gillespie CLO PLC (7)	08/07	373,743	02/13	n/a	08/13	2023
Total CLOs		4,184,002

ABS CDOs:
Mid Ocean CBO 2000-1 Ltd.	01/01	117,788	04/06	n/a	01/06	2036
Mid Ocean CBO 2001-1 Ltd.	10/01	132,902	02/06	n/a	01/06	2036
Oceanview CBO I, Ltd.	06/02	184,804	06/06	06/12	06/06	2032, 2037(6)
Northlake CDO I, Limited	02/03	154,157	03/06	03/13	03/07	2033
Knollwood CDO Ltd.	03/04	163,295	04/07	04/12	04/08	2039
River North CDO Ltd.	01/05	253,988	02/09	02/13	02/09	2040
Buckingham CDO Ltd.	07/05	839,160	08/10	08/13	08/10	2040
Pinetree CDO Ltd.	11/05	229,606	01/10	01/14	01/10	2045
Buckingham CDO II Ltd.	12/05	1,209,870	03/11	03/14	03/11	2041
Knollwood CDO II Ltd.	07/06	256,509	07/09	07/13	n/a	2046
Buckingham CDO III Ltd.	08/06	1,253,375	09/11	09/14	09/11	2051
Aramis CDO	03/07	110,671	03/12	n/a	n/a	2047
Total ABS CDOs		4,906,125

Corporate Bond CDOs:
Valeo Investment Grade CDO Ltd.	01/01	294,443	01/05	n/a	01/06	2013
Valeo Investment Grade CDO II Ltd.	05/01	293,916	06/05	n/a	06/06	2013
Robeco CDO II Limited	08/01	169,774	08/05	n/a	02/06	2013
Mayfair Euro CDO I B.V. (7)	06/01	152,791	05/06	n/a	5/06	2013
Total Corporate Bond CDOs		910,924

Total CDO AUM		$10,001,051

(1)

CDO AUM numbers generally reflect the aggregate principal or notional balance of the collateral and, in some cases, the cash balance held by the CDOs and are as of the date of the last trustee report received for each CDO prior to April 1, 2009.

(2)	CDOs are generally callable by equity holders once per quarter beginning on the “first option call date” and subject to satisfaction of certain conditions.
(3)

ABS CDOs generally contain a provision requiring the manager thereof to liquidate the collateral held therein on the “auction call date,” subject to certain conditions, generally including that the proceeds from any such liquidation be sufficient to redeem the notes and pay certain additional expenses.

(4)

Termination of reinvestment period refers to the date after which we can no longer use certain principal collections to purchase additional collateral, and such collections are instead used to repay the outstanding amounts of certain debt securities issued by the CDO.

(5)	We are not contractually entitled to receive any management fees from these CLOs so long as 100% of the equity is held by DC LLC or an affiliate thereof.
(6)	Maturity date varies by tranche of notes.
(7)	The AUM for our Euro-denominated CDOs has been converted into U.S. dollars using the spot rate of exchange on March 31, 2009.

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

CLO investment advisory fee revenue declined by $2.9 million for the three months ended March 31, 2009, as compared to the three months ended March 31, 2008. We managed four market value CLOs during 2008, all of which contained liquidation triggers and events of default based on the market value of the CLO’s assets. The significant decline in liquidity in the credit markets during the year ended December 31, 2008 had a negative impact on the market values of the assets held in our CLOs. All four of our market value CLOs breached their market value trigger during the year ended December 31, 2008 and were subsequently liquidated. For the three months ended March 31, 2008, we earned senior management fees of $1.0 million and subordinated management fees of $0.2 million on these market value CLOs.   The remainder of our CLOs are cash flow CDOs. Triggers and events of default in these deals are not based on the market value of the portfolio.

In addition, subordinated management fees on CLOs declined by $1.8 million during the three months ended March 31, 2009, as compared to the three months ended March 31, 2008.  This was primarily the result of the failure of the overcollateralization tests for several of the CLOs during the three months ended March 31, 2009, resulting in the deferral of subordinated management fees on those CLOs.  We earned subordinated management fees of $1.3 million and $2.9 million for the three months ended March 31, 2009 and 2008, respectively, related to those CLOs that have failed their overcollateralization tests or that we expect will fail their overcollateralization tests.  We expect our CLO subordinated investment advisory fees to further decline and be subject to deferral in the near term.  However, over time and with improved market conditions, we expect the CLOs to regain compliance with their overcollateralization tests, and, subject to the satisfaction of certain other conditions, we expect to recoup at least a portion of the deferred subordinated management fees and to receive future subordinated management fees on a current basis.

The decline in ABS CDO revenue of $0.6 million for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008, is primarily the result of three of the ABS CDO’s triggering events of default during 2008 and the reduction in AUM for the remainder of our ABS CDOs as compared to the same period in 2008.  Two of the ABS CDOs that we currently manage, Knollwood CDO Ltd. and Knollwood CDO II, Ltd. have triggered events of default resulting primarily from downgrades of their underlying collateral. However, we believe it is unlikely that a liquidation of these CDOs will occur in the near term.  As a result of the significant decline in AUM of these two ABS CDOs, we experienced a decline in senior management fees during the three months ended March 31, 2009 as compared to March 31, 2008 of $0.1 million related to these two ABS CDOs. One additional ABS CDO that we managed during 2008, Western Springs CDO Ltd., or Western Springs CDO, triggered an event of default in the first quarter of 2008 and was subsequently liquidated. For the three months ended March 31, 2008, we earned senior management fees of $0.1 million and subordinated management fees of $22,000 on Western Springs CDO. In addition, two CDOs, which earned subordinated fees of $0.2 million during the three months ended March 31, 2008, failed their overcollateralization tests during 2008, resulting in the deferral of those fees.

We are continuing to focus on our previously announced strategy of acquiring existing CDO management contracts. On July 17, 2008, we acquired the management contract for Robeco CDO, and, on February 11, 2009, we assumed the management contract for Mayfair Euro CDO.

Other Investment Advisory Fees

The following table summarizes the respective investment advisory fee revenues for our investment management contracts related to our separately managed accounts, our fixed income arbitrage investment funds and other investment advisory fees:

	Average AUM (1)	Management Fees	Performance Fees
	(In thousands)
Three months ended March 31, 2009:
Separately managed accounts and other investment advisory fees	$294,676	$244	n/a

Three months ended March 31, 2008:
Fixed income arbitrage investment funds	$707,863	$2,756	$1,186
Separately managed accounts	$403,941	$246	n/a

(1)        Average AUM is calculated as the average of the AUM on the first day of January, February and March.

n/a — not applicable

The reduction in other investment advisory fees during the three months ended March 31, 2009, as compared to the same period in 2008, is primarily driven by the liquidation of our fixed income arbitrage investment funds during 2008.  For the three months ended March 31, 2008, we earned management fees of $2.8 million and incentive fees of $1.2 million related to these liquidated investment funds.

Intercompany investment advisory fees

As a result of the Merger, we entered into a new management agreement with DCM. Management fees paid pursuant to this agreement are eliminated upon consolidation in accordance with GAAP. Fees are paid on a cost plus margin basis for investment advisory, management and operational services. All ancillary services, including back office support and certain operating expenses, are charged at cost. For the three months ended March 31, 2009 and 2008, the intercompany investment advisory fees earned were $1.5 million and $4.0 million, respectively.

Expenses

The following table summarizes our Investment Management segment expenses for the periods presented:

	Three months ended March 31,		Variance
	2009	2008	2009 vs. 2008
	(In millions)
Salaries	$2.2	$4.3	$(2.1)
Incentive compensation	1.0	4.3	(3.3)
Employee benefits	0.2	0.5	(0.3)
Total compensation and benefits	3.4	9.1	(5.7)

Audit and audit-related fees	0.1	0.2	(0.1)
Other professional fees	—	0.1	(0.1)
Total professional services	0.1	0.3	(0.2)

Insurance expense	0.1	0.2	(0.1)

Software and data feeds	0.3	0.5	(0.2)
Other general and administrative fees	0.2	0.2	—
Total general and administrative expense	0.5	0.7	(0.2)

Fixed asset depreciation	0.3	0.3	—
Intangible asset amortization	1.3	2.4	(1.1)
Total depreciation and amortization	1.6	2.7	(1.1)

Occupancy	0.6	0.6	—

Cost savings initiatives	0.2	0.3	(0.1)

Impairment of intangible assets	—	7.9	(7.9)
Impairment of goodwill	—	20.0	(20.0)
Total impairment of intangible assets and goodwill	—	27.9	(27.9)

Total Investment Management segment expenses	$6.5	$41.8	$(35.3)

The decrease in expenses of $35.3 million for the three months ended March 31, 2009 compared to the same period in 2008 was primarily attributable to decreases in impairment of intangible assets and goodwill of $27.9 million, compensation and benefits of $5.7 million and depreciation and amortization of $1.1 million.

The $5.7 million decrease in 2009 compensation and benefits, as compared to 2008, was primarily the result of the implementation of two cost savings initiatives and to a lesser extent a reduction in our projected 2009 incentive compensation for existing employees. On March 1, 2008, in response to the adverse credit markets, we implemented an initial cost saving initiative and reduced our headcount by 13 employees, or 10% of the then current workforce, across a broad range of functions. In November 2008, in response to the continued deterioration in market conditions, we implemented a second cost saving initiative and reduced our headcount by 24 employees, or approximately 26% of the then current workforce, reduced bonus compensation and instituted a salary freeze. The compensation payable to those 24 employees accounted for approximately 37% of our annual compensation expense in 2008. The headcount reductions were largely related to the fixed income arbitrage trading business and the associated back-office infrastructure. We believe these cost savings initiatives will improve our financial results without adversely impacting our ability to operate our business in a sound manner. As of March 31, 2009, we had approximately 65 employees, as compared to approximately 114 employees as of March 31, 2008.

During the three months ended March 31, 2008, we recorded impairment charges on our intangible assets of $7.9 million. The impairment charges consisted of $4.6 million related to the intangible assets associated with the management contract for our smallest investment fund, which subsequently liquidated, and $3.3 million related to the management contract for Coltrane CLO PLC which triggered a market-value event of default and was subsequently liquidated.  The decrease in depreciation and amortization of $1.1 million for the three months ended March 31, 2009 was a result of the impairment of intangible assets which occurred during 2008.

During the three months ended March 31, 2008, we also recorded a $20.0 million impairment on goodwill.  A significant decline in our overall market value during the first quarter of 2008 was a triggering event for an analysis of possible goodwill impairment. Although the estimated cash flows generated were generally expected to be consistent with the estimated cash flows at the time of the Merger, the market multiple for the companies that we considered comparable had decreased. This decline in market multiples largely contributed to the $20.0 million of goodwill impairment.

Other Income and Gain (Loss)

Other income and gain (loss) for the Investment Management segment primarily consisted of the realized and unrealized losses related to our investments in preferred shares of CDOs that are managed by DCM. During the three months ended March 31, 2009 and 2008, we recognized unrealized losses of $0.1 million and $2.2 million, respectively, in net (gain) loss on trading securities in the condensed consolidated statements of operations related to these investments.  As of March 31, 2009, our one remaining investment in the preferred shares of a CDO we manage is valued at zero.

Income Tax Expense

For the three months ended March 31, 2009, the Investment Management segment recorded income tax expense of $18,000 due to our subsidiary in London. For income tax purposes, impairments of intangibles and goodwill are not recognized but are amortized straight-line over a 15-year life from the date we established a tax basis. There is a full valuation allowance on all of our deferred tax assets except for those associated with our subsidiary in London.

Principal Investing Segment

Revenues

Our Principal Investing segment revenues represent the net spread, or difference, between the interest income we earn on our investment portfolio and the cost of our borrowings. We also recognize the impact of our provision for loan losses on our Principal Investing segment revenues. The following table summarizes the Principal Investing segment revenues:

	Three months ended March 31,		Variance
	2009	2008	2009 vs. 2008
	(In millions)
Principal Investing Segment Revenues
Interest income	$13.7	$61.0	$(47.3)
Interest expense	5.7	45.6	39.9
Net interest income	8.1	15.4	(7.4)
Provision for loan losses	2.1	2.2	0.1
Total Principal Investing segment revenues	$6.0	$13.2	$(7.3)

The following table summarizes our Principal Investing segment interest income:

				% of total interest income
	Three months ended March 31,		Variance	Three months ended March 31,
	2009	2008	2009 vs. 2008	2009	2008
	(In millions)
Real Estate Investments:
RMBS	$4.5	$41.7	$(37.2)	32.8%	68.3%
Corporate loans and securities:
Loans held in DFR MM CLO	5.8	8.2	(2.4)	42.4%	13.4%
Loans held in Wachovia Facility	0.6	3.4	(2.8)	4.4%	5.6%
Other corporate leveraged loans	—	0.4	(0.4)	0.0%	0.7%
Loans held in Market Square CLO	3.1	5.2	(2.1)	22.6%	8.5%
Commercial real estate loans and securities	(0.1)	1.2	(1.3)	-0.7%	2.0%
Treasuries and short term investments	—	0.9	(0.9)	0.0%	1.5%
Equities and other investments	(0.2)	—	(0.2)	-1.5%	0.0%
Total interest income	$13.7	$61.0	$(47.3)	100.0%	100.0%

The decrease in interest income of $47.3 million for the three months ended March 31, 2009, was attributable primarily to the reduction of our RMBS and alternative assets portfolios as compared to the three months ended March 31, 2008 and, to a lesser extent, to a lower interest rate environment. As of March 31, 2009, our RMBS and alternative asset portfolios totaled $338.7 million and $523.1 million, respectively, as compared to $467.7 million and $689.9 million, respectively, at March 31, 2008.  During the three months ended March 31, 2008, we sold RMBS with an amortized cost of $6.2 billion.  As a result, RMBS interest income decreased by $37.2 million for the three months ended March 31, 2009, as compared to the same period in 2008. The $10.1 million decrease in alternative assets interest income for the three months ended March 31, 2009, compared to the same period in 2008, was primarily the result of a lower investment balances and a lower interest rate environment during the three months ended March 31, 2009, as compared to the same period in 2008. Other corporate leveraged loans, loans held in the Wachovia Facility and loans held in DFR MM CLO totaled $305.2 million as of March 31, 2009 as compared to $407.0 million as of March 31, 2008.  Reductions in interest rates and the placement of certain loans on non-accrual status contributed to the reductions in interest income on loans held in DFR MM CLO, loans held in Market Square CLO and commercial real estate loans and securities.  The decrease in interest income on assets held in the Wachovia Facility of $2.8 million for the three months ended March 31, 2009, was the result of the sale of a substantial portion of the loans in the portfolio.

The following table summarizes our Principal Investing segment interest expense:

	Three months ended March 31,		Variance
	2009	2008	2009 vs. 2008
	(In millions)
Repurchase agreements	$0.7	$31.3	$(30.6)
Hedging activity	0.1	5.2	(5.1)
Long term debt:
Recourse:
Trust preferred securities	1.4	2.1	(0.7)
Non-Recourse:
Wachovia Facility	—	0.7	(0.7)
Market Square CLO	1.6	3.3	(1.7)
DFR MM CLO	1.5	2.9	(1.4)
Total long term debt	4.5	9.0	(4.5)
Amortization of debt issuance cost	0.4	0.1	0.3
Total interest expense	$5.7	$45.6	$(39.9)

The decrease in interest expense of $39.9 million for the three months ended March 31, 2009, compared to the three months ended March 31, 2008, was primarily the result of significantly reduced repurchase agreement balances, decreased interest rates and decreased long term debt balances during the three months ended March 31, 2009, as compared to the same period in 2008.

During the first quarter of 2008, we significantly reduced our RMBS portfolio through sales, which in turn resulted in the repayment of the outstanding repurchase agreements used to finance that RMBS and the termination of the associated interest rate swaps used to hedge our interest rate risk on those repurchase agreements. The decrease in the average outstanding repurchase agreement balance and swaps outstanding for the three months ended March 31, 2009, combined with a lower interest rate environment during the three months ended March 31, 2009, as compared to the three months ended March 31, 2008, contributed to a $35.7 million decrease in interest expense.

The interest expense related to long term debt decreased by $4.5 million for the three months ended March 31, 2009, as compared to the same period in 2008. This decrease was primarily driven by lower interest rates on our long term debt, which provided a decrease of $3.8 million for the three months ended in March 31, 2009, as compared to the same period in 2008.  In addition, from March 31, 2008 to March 31, 2009, we decreased the outstanding balance in the Wachovia Facility from $76.4 million to $12.0 million through sales and paydowns on the portfolio. This resulted in a reduction to our interest expense of $0.7 million for the three months ended March 31, 2009, as compared to the same period in 2008.

Provision for Loan Losses

The following table summarizes our Principal Investing segment provision for loan losses:

	Three months ended March 31,
	2009	2008
	(In millions)
Loans held in DFR MM CLO	$0.8	$—
Other corporate leveraged loans	—	2.2
Commercial real estate loans	1.3	—
Total provision for loan losses	$2.1	$2.2

During the three months ended March 31, 2009 and 2008, we recognized provisions for loan losses of $2.1 million and $2.2 million, respectively. During the three months ended March 31, 2009, we recorded additional provisions for loan losses of $0.8 million related to two loans held in the DFR MM CLO with total outstanding principal of $17.7 million and $1.3 million related to three commercial real estate loans still being held for investment with total outstanding principal of $10.1 million.

During the three months ended March 31, 2008, we determined that an allowance for loan loss in the amount of $7.5 million was required for a held for investment loan with a total outstanding principal of $10.0 million.  Accordingly, an addition to the provision for loan loss of $2.2 million was recorded.

Expenses

The following table summarizes Principal Investing segment expenses for the periods presented:

	Three months ended March 31,		Variance
	2009	2008	2009 vs. 2008
	(In millions)

Management fee expense to related party (1)	$1.5	$4.0	$(2.5)

Audit and audit-related fees	0.1	0.7	(0.6)
Legal fees	0.4	0.1	0.3
Other professional fees	0.1	0.3	(0.2)
Total professional services	0.6	1.1	(0.5)

Insurance expense	0.7	0.6	0.1

Board of directors fees	0.3	0.2	0.1
Banking and other administrative fees	0.1	0.3	(0.2)
Software and data feeds	—	0.1	(0.1)
Other general and administrative fees	—	—	—
Total general and administrative expenses	0.4	0.6	(0.2)

Total Principal Investing segment expenses	$3.2	$6.3	$(3.1)

(1)

Management fee expense for the three months ended March 31, 2009 and 2008 of $1.5 million and $4.0 million, respectively, is charged in conjunction with our new management agreement with DCM, which is eliminated in consolidation.

The decrease in expenses of $3.1 million for the three months ended March 31, 2009, compared to the same period in 2008, was attributable to decreases in management fee expense to related party, professional services and general and administrative expenses of $2.5 million, $0.5 million and $0.2 million, respectively, partially offset by increased insurance expense of $0.1 million.  Management fee expense to related party is eliminated upon consolidation and is based upon a cost plus margin basis for investment advisory, management and operational services. The decrease in total professional services of $0.5 million was primarily the result of decreased audit and audit-related fees based on a reduction in estimated fee for services during 2009.  The $0.2 million decrease in general and administrative expenses is primarily driven by a decrease in our monthly banking fees as a result of significantly lower trading activity. The $0.1 million increase in insurance expense reflects an increase in insurance premiums over the prior period presented.

Other Income and Gain (Loss)

The following table summarizes our Principal Investing segment other income and (loss) gain for the periods presented:

	Three months ended March 31,		Variance
	2009	2008	2009 vs. 2008
	(In millions)

Net realized loss on trading securities	$—	$(169.1)	$169.1
Net unrealized gain (loss) on trading securities	5.3	(29.5)	34.8
Net gain (loss) on trading securities	5.3	(198.6)	203.9

Net realized loss on loans	(5.2)	(4.9)	(0.3)
Net unrealized gain (loss) on loans	11.0	(21.6)	32.6
Net gain (loss) on loans	5.8	(26.5)	32.3

Net realized gain (loss) on interest rate swaps	0.5	(267.3)	267.8
Net realized loss on credit default swaps	(0.5)	(2.1)	1.6
Net realized loss on total return swaps	—	(0.7)	0.7
Net realized loss on interest rate floors and caps	—	(1.6)	1.6
Net unrealized (loss) gain on interest rate swaps	(0.7)	48.0	(48.7)
Net unrealized gain (loss) on credit default swaps	0.4	(0.1)	0.5
Net unrealized loss on total return swaps	—	(0.5)	0.5
Net unrealized gain on interest rate floors and caps	—	1.1	(1.1)
Net unrealized loss on warrants	(0.1)	(0.1)	—
Net loss on derivatives	(0.4)	(223.3)	222.9

Dividend income	—	0.1	(0.1)
Dividend income and other net (loss) gain	—	0.1	(0.1)

Net other income and gain (loss)	$10.7	$(448.3)	$459.0

Total realized loss	$(5.2)	$(445.6)	$440.4
Total unrealized gain (loss)	$15.9	$(2.7)	$18.6

Net other income and gain (loss) improved by $459.0 million for the three months ended March 31, 2009, compared to the same period for 2008. This was primarily attributable to improvements on trading securities, derivatives and loans of $203.9 million, $222.9 million and $32.3 million, respectively.

The decrease in net losses on trading securities and derivatives was primarily a result of the significant sales of our RMBS portfolio and associated reductions in our outstanding interest rate swaps during the first quarter of 2008.  During the first quarter of 2008, our RMBS portfolio experienced a significant decrease in value fueled by the ongoing credit crisis. This reduced our ability to successfully finance and hedge our RMBS portfolio. We sold a substantial portion of our non-Agency RMBS and Agency RMBS to improve liquidity, which resulted in realized trading losses of $169.1 million for the three months ended March 31, 2008.  In conjunction with the sale of a substantial portion of our RMBS portfolio during the three months ended March 31, 2008, we terminated 188 interest rate swaps with a notional amount of $6.2 billion, which resulted in net losses on interest rate swaps during the three months ended March 31, 2008 of $219.3 million.

Prior to these sales, as of January 1, 2008, in conjunction with the adoption of SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities, or SFAS No. 159, we de-designated $3.8 billion (notional) of interest rate swaps previously designated as a hedge with a net negative fair value of $85.9 million at de-designation, including accrued interest.  As of the adoption date, the other comprehensive loss related to the de-designation of interest rate hedges was $69.9 million. To the extent that the forecasted rolls on repurchase agreement transactions continued as anticipated, we would have amortized this loss and the $27.3 million in other comprehensive loss related to previously de-designated swaps from other comprehensive loss into interest expense over the remaining original hedge period, and all future changes in fair value of the interest rate swaps would be reflected in the condensed consolidated statements of operations. However, due to the significant RMBS sales activity and corresponding repurchase agreement repayment during the three months ended March 31, 2008, forecasted rolls on the repaid repurchase agreements did not continue as anticipated. As a result, a loss of $91.7 million (including $69.6 million of accelerated amortization on interest rate swaps) was recognized during the three months ended March 31, 2008 in the condensed consolidated statements of operations in net loss on derivatives, and a corresponding cumulative net loss relating to newly and previously de-designated and terminated interest rate swaps in other comprehensive loss was removed.

During the three months ended March 31, 2009, the unrealized gains on trading securities were $5.3 million, primarily driven by valuation increases on the RMBS portfolio.  During the three months ended March 31, 2008, unrealized losses on trading securities were $29.5 million, as a result of the overall decrease in the value within the RMBS market.

The improvement in net gain (loss) on loans during the three months ended March 31, 2009 is the result of stronger market performance which in turn increased the valuation of our held for sale portfolios within the Market Square and Wachovia Facility.  Unrealized gains on loans held for sale include recoveries up to original cost or value on the date the loan was transferred from loans held for investment to loans held for sale.  This was partially offset by decreased performance in loans held for sale in our structured and syndicated loan portfolio which drove down valuations on these loans. In addition, we realized net losses on sales of loans held for investment and loans held for sale of $5.2 million during the three months ended March 31, 2009, primarily as a result of an agreement to sell loans held within the Wachovia Facility with a par value of $31.5 million for $10.8 million, net of interest of $0.2 million.

Off-Balance Sheet Arrangements

In September 2005, August 2006 and October 2006, we formed Deerfield Capital Trust I, Deerfield Capital Trust II and Deerfield Capital Trust III, or the Trusts, which are VIEs. Through our wholly-owned subsidiary, DC LLC, we own 100% of the common shares of the Trusts, which issued, in the aggregate, $120.0 million of preferred shares to unaffiliated investors. DC LLC issued junior subordinated debt securities to the Trusts in the aggregate of $123.7 million, which are guaranteed by us. The rights of common shares of the Trusts are subordinate to the rights of the preferred shares only in the event of a default. Otherwise, the common stockholders’ economic and voting rights rank pari passu with the preferred stockholders. We record the investment in the Trusts’ common shares as other investments at cost and record dividend income upon declaration by the Trust. The junior subordinated debt securities are recorded as long term debt, and debt issuance costs are deferred in prepaid and other assets in the consolidated balance sheet. Interest on the debt securities and amortization of debt issuance costs are recorded in the consolidated statements of operations as interest expense.

As of March 31, 2009, we did not maintain any other relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose or VIEs, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of March 31, 2009, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide additional funding to any such entities, except for the Trusts.

Liquidity and Capital Resources

We held cash and cash equivalents of $42.4 million as of March 31, 2009.

Our operating activities used cash of $2.9 million for the three months ended March 31, 2009, primarily through the following:

Net inflows and non-cash adjustments of $16.7 million, consisting of the following:

•                            Net income — $11.5 million

•                            Provision for loan losses — $2.1 million

•                            Depreciation and amortization— $1.6 million

•                            Net proceeds of loans held for sale — $1.0 million

•                            Non-cash rental expense — $0.1 million

•                            Changes in undesignated derivatives — $0.1 million

•                            Amortization of net loss on previously designated derivatives — $0.1 million

•                            Deferred tax benefit — $0.1 million

•                            Share-based compensation — $0.1 million

Net outflows and non-cash adjustments totaled $19.6 million, consisting of the following:

•                  Net gain on loans and trading securities— $11.0 million

•                  Net change in operating assets and liabilities — $8.0 million

•                  Net purchases of trading securities — $0.6 million

Our investing activities provided cash of $21.6 million for the three months ended March 31, 2009, primarily from the change in restricted cash and cash equivalents of $53.0 million, principal payments from trading securities previously classified as available-for-sale of $14.4 million, principal payments and proceeds from the sale of loans of $10.1 and $12.1 million, respectively, partially offset by the origination and purchase of loans held for investment of $68.0 million.

Our financing activities used cash of $9.1 million for the three months ended March 31, 2009, primarily for payments on repurchase agreements of $7.1 million. Additional uses of cash included payments made on the Wachovia Facility of $1.9 million and debt issuance costs of $0.1 million.

Leverage

The sale of a substantial portion of our RMBS portfolio has decreased our reliance on short term debt, in the form of repurchase agreements, used to finance that portfolio. Our RMBS holdings were $338.7 million as of March 31, 2009. Our repurchase agreements liabilities were $318.6 million as of March 31, 2009. As discussed in more detail in the following section “Liquidity and Sources of Funds,” our remaining debt of $714.6 million consists of $519.0 million of non-recourse debt, $71.9 million of Series A and Series B Notes, due in 2012, and $123.7 million of trust preferred securities with $51.6 million and $72.1 million due in 2035 and 2036, respectively.

Although we continue to closely monitor our leverage, the changes in our business resulting from the Merger in 2007 and the termination of our REIT status on September 30, 2008 (retroactive to January 1, 2008) impacted how we expect to use and manage leverage going forward. The acquisition of Deerfield, and our subsequent focus on our Investment Management segment, significantly reduces our need for leverage and equity to support our operations because of the generation of cash flows from contractual investment advisory fees. Additionally, the termination of our REIT status provides us with more flexibility to allocate capital to assets other than RMBS, although, in the near term, we expect to continue to hold our RMBS portfolio.

Liquidity and Sources of Funds

We believe that our current cash and cash equivalents, unencumbered liquid assets, net equity in financed RMBS portfolio along with cash flows from operations are adequate to meet anticipated liquidity requirements through April 1, 2010. Unencumbered RMBS and unrestricted cash and cash equivalents aggregated $47.3 million at March 31, 2009. In addition, net equity in the financed RMBS portfolio (including associated interest rate swaps), excluding the unencumbered RMBS included above, totaled $17.8 million at quarter end. In total, we had unrestricted cash and cash equivalents, unencumbered RMBS and net equity in the financed RMBS portfolio of $65.1 million as of March 31, 2009. As of March 31, 2009, the fair value of our Agency RMBS and non-Agency RMBS portfolios were $333.9 million and $4.8 million, respectively. Our largest repurchase agreement counterparty has required that we maintain a minimum of $20.0 million of cash in their custody in order to maintain our current repurchase agreement margin percentages on our Agency RMBS. If we fail to satisfy this requirement, the counterparty will have the right to increase the margin percentages under our repurchase agreements and exercise other remedies.

On November 7, 2008, we entered into a letter agreement, or the November Letter Agreement, with the representatives of our trust preferred securities, or the Trust Preferred Securities.  The November Letter Agreement provided a waiver of any prior noncompliance by DC LLC with the net worth covenant contained in the indentures governing our Trust Preferred Securities and waived any further noncompliance with such covenant through April 1, 2010.  We do not expect to be in compliance with the net worth covenant on April 1, 2010 and, therefore, expect to discuss a potential longer term solution with the holders of the Trust Preferred Securities.  No assurances can be provided that we will have any success in obtaining such a longer term solution with respect to the Trust Preferred Securities.

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

The lease on our corporate headquarters requires us to maintain a letter of credit, which was renewed in May 2008 and requires us to maintain $2.3 million of cash on deposit, with annual reductions of $0.3 million, with the letter of credit provider in a restricted account.

As we focus on growing our Investment Management segment, we expect to utilize our cash and liquidity to invest in new investment products, such as DPLC.  For additional information regarding DPLC, see “Recent Developments” below.  We also may use our cash in connection with the acquisition of CDO management contracts or other Investment Management opportunities. We expect to continue to focus on selling the remaining portion of our non-CLO Corporate Loan portfolio during 2009.  We expect our CLO subordinated investment advisory fees to further decline and be subject to deferral in the near term.  However, over time and with improved market conditions, we expect the CLOs to regain compliance with their overcollateralization tests, and, subject to the satisfaction of certain other conditions, we expect to recoup at least a portion of the deferred subordinated management fees and to receive future subordinated management fees on a current basis. Additionally, we do not expect to receive equity distributions in the foreseeable future from either DFR MM CLO or Market Square CLO. Although the consolidation of those CLOs impacts our earnings, due to certain structural provisions, the equity distributions are not expected to be paid.

Investment Management Segment

The following is a summary of our recourse Investment Management segment borrowings as of March 31, 2009:

	Series A and
	Series B Notes
Outstanding balance (in thousands)	$71,905	(1)
Weighted average borrowing rate	6.44%
Weighted-average remaining maturity (in years)	3.75

(1)  Principal outstanding of $71.9 million is presented net of a $2.0 million discount.

Principal Investing Segment

The following is a summary of our Principal Investing segment borrowings as of March 31, 2009:

	Recourse			Non-Recourse
		Trust
	Repurchase	Preferred		Term		Wachovia
	Agreements	Securities		Financing		Facility		Total
Outstanding balance (in thousands)	$318,641	$123,717		$507,000	(2)	$12,000		$961,358
Weighted average borrowing rate	0.75%	3.95%		1.73%		3.00%		1.77%
Weighted-average remaining maturity (in years)	0.02	27.18	(1)	9.09	(3)	—	(4)	8.00

(1)	$51.6 million of the trust preferred securities are callable by us after October 30, 2010, and $72.1 million are callable by us after October 30, 2011.
(2)	$276.0 million of the term financing is currently callable quarterly by us, and $231.0 million is callable on July 20, 2010 and quarterly thereafter.
(3)

Excludes $19.0 million of DFR MM CLO debt that is owned by us and eliminated upon consolidation. Had this debt been included, the weighted-average borrowing rate would be 1.85%, and the weighted-average remaining maturity would be 9.13 years.

(4)

On November 30, 2008, we triggered an acknowledged termination event under the Wachovia Facility. We have entered into a forbearance agreement with respect to such acknowledged termination event that extends through July 7, 2009. See “Recent Developments” for subsequent events related to the Wachovia Facility.

Recourse Debt

Recourse debt refers to debt that is a general obligation of ours. None of our long term debt is subject to potential margin calls for additional pledges of our cash or assets.

Repurchase Agreements

As of March 31, 2009, proceeds from repurchase agreements totaling $318.6 million, with a weighted-average current borrowing rate of 0.75%, were used to finance the acquisition of RMBS. We expect to continue borrowing funds in the form of repurchase agreements. As of March 31, 2009, we had outstanding repurchase agreement balances with two financial institutions. Our repurchase agreement liabilities are significantly concentrated with one counterparty that provides financing totaling 84.6% of the $318.6 million of repurchase agreement liabilities as of March 31, 2009. Increases in interest rates could reduce the value of our RMBS, which could limit our borrowing ability or cause our lenders to initiate additional margin calls. An increase in the percentage deduction of fair value of RMBS collateral that we receive in cash at the inception of the repurchase agreement, which we sometimes refer to as a haircut, imposed by our counterparties would limit our borrowing capacity. Amounts due upon maturity of our repurchase agreements will be funded primarily through the rollover or re-issuance of repurchase agreements and monthly principal and interest payments received on our RMBS.

The following table presents certain information regarding the amount at risk related to our repurchase agreements:

		Weighted-Average
		Maturity of Repurchase
	Amount at Risk (1)	Agreements
	(In thousands)	(In days)
Repurchase Agreement Counterparties:
Deutsche Bank Securities Inc.	$4,990	7
Fortis Securities LLC	11,620	6
Total	$16,610	6

(1)        Equal to the fair value of securities pledged minus repurchase agreement liabilities and related accrued interest payable.

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

Non-Recourse Debt

Non-recourse debt refers to debt with recourse only to specific assets pledged as collateral to the lenders, such as warehouse facilities and the debt issued by CDOs that are consolidated by us as VIEs. The creditors of the non-recourse debt have no recourse to our other assets. None of the long term debt is subject to potential margin calls for additional pledges of our cash or assets. The carrying value of the collateral of the entities which the non-recourse debt holders have recourse for the repayment of outstanding debt are $16.1 million, $209.8 million and $291.8 million for the Wachovia Facility, Market Square CLO and DFR MM CLO, respectively.

Wachovia Facility.  During the three months ended March 31, 2009, we entered into an agreement to sell loans held within the Wachovia Facility with a par value of $31.5 million for $10.8, net of interest of $0.2 million.  Proceeds from the settlement of this trade reduced the outstanding debt associated with the Wachovia Facility. See “Recent Developments” for subsequent events related to the Wachovia Facility.

Distribution Policy

We are no longer subject to the distribution requirements applicable to REITs. The covenants contained in our indebtedness currently prohibit us from declaring dividends or distributions on our common stock, and therefore, we do not expect to make dividend distributions in the foreseeable future.

Inflation

Virtually all of our assets and liabilities are interest rate sensitive. As a result, interest rates and other factors influence our performance more than inflation. Our financial statements are prepared in accordance with GAAP, and our distributions are determined by our board of directors, or Board, based primarily on cash flow considerations; in each case, our activities and balance sheet are measured with reference to historical cost or fair value without considering inflation.

Rights Plan

On March 11, 2009, our Board adopted a stockholder rights plan, or Rights Plan, and declared a dividend of one right, or Right, for each outstanding share of our common stock to stockholders of record at the close of business on March 11, 2009. The Rights will also attach to any additional shares of our common stock issued after March 11, 2009. The Rights Plan was not adopted in response to any effort to acquire control of our company, but as a means to preserve the use of previously accumulated net operating losses, or NOLs, net capital losses, or NCLs, and certain other tax attributes by dissuading investors from aggregating ownership in our company and triggering an ownership change for purposes of Sections 382 and 383 of the Internal Revenue Code of 1986, as amended.

Initially, the Rights will not be exercisable and will be attached to and automatically trade with our common stock. The Rights will separate from our common stock and a “distribution date” will occur, with certain exceptions, upon the earlier of (i) ten business days following a public announcement that a person or group of affiliated or associated persons has acquired beneficial ownership of 4.9% or more of our outstanding common stock, which person or group would then qualify as an “acquiring person,” or (ii) ten business days following the first public announcement of a person’s intention to commence or the commencement of a tender offer or exchange offer that would result in a person becoming an acquiring person. If at the time of the adoption of the Rights Plan, any person or group of affiliated or associated persons was the beneficial owner of 4.9% or more of the outstanding shares of our common stock, such person shall not become an acquiring person unless and until such person acquires any additional shares of our common stock. In addition to other exceptions, a person will not become an acquiring person if such person acquired the shares of our common stock, directly or indirectly, as the result of a warrant, the exercise thereof, the transfer or acquisition of such warrant or common stock acquired thereby, where such warrant had first been issued upon approval by our Board unless and until such person and its affiliates and associates acquire any additional shares of our common stock then outstanding that are unrelated to the warrant. If the Rights become exercisable, each Right will entitle its holder to purchase one one-thousandth of a share of our Series A Junior Participating Preferred Stock at a purchase price of $16.00 per fractional share, subject to adjustment. The Rights have no voting privileges and will expire at the close of business on March 10, 2019, unless earlier expired, redeemed or exchanged by us. The Rights will expire at such time as the State Department of Assessments and Taxation of Maryland accepts for record a charter amendment providing for (as determined in good faith by our Board) restrictions on the transfer of our securities in order to preserve the benefits of our NOLs, NCLs or other tax attributes.

The Rights Plan contains customary “flip-in” and “flip-over” provisions such that if a person or group acquires beneficial ownership of 4.9% or more of our common stock and is determined by our Board to be an acquiring person, each Right (other than Rights held by the acquiring person) will entitle the holder to purchase common stock having a value of two times the exercise price of the Right.

The foregoing description of the Rights Plan does not purport to be complete and is qualified in its entirety by reference to the Rights Agreement, by and between us and American Stock Transfer & Trust Company LLC, as rights agent, dated as of March 11, 2009. There was no impact on our financial results as a result of the adoption of the Rights Plan.

Recent Developments

New Investment Venture

On April 14, 2009, we announced the launch of DPLC.  Pegasus is a U.S. based private equity firm. Pegasus and DFR have committed to invest $75.0 million and $15.0 million, respectively, in DPLC with such amounts to be invested primarily in corporate bank loans and other senior secured corporate loans.  DPLC will be managed by DCM. The commitments of each of Pegasus and DFR are subject to numerous conditions, any or all of which may not be satisfied.

In connection with the launch of DPLC, we issued to Pegasus Deerfield (AIV), LLC, an affiliate of Pegasus, or Pegasus Deerfield, (i) a five-year warrant to purchase 2,500,000 shares of our common stock at an exercise price of $4.25 per share, or Warrant A and (ii) a five-year warrant to purchase 500,000 shares of our common stock at an exercise price of $10.00 per share, or Warrant B and together with Warrant A, the Warrants. The Warrants are subject to certain vesting conditions including that none of the Warrants vest prior to April 9, 2011 and that the Warrants vest only if Pegasus maintains a certain minimum investment in DPLC. In addition, Pegasus will be required by a certain specified date to make an election to either retain the Warrants or receive a share of the incentive allocations and investment advisory fees paid to us and DCM in respect of certain future investment funds and separately managed accounts managed by DCM that invest primarily in syndicated bank loans to and bonds issued by non-investment grade borrowers.  In the event that Pegasus elects to receive these subsequent fund economics, they will forfeit the Warrants. Simultaneously with the execution of the Warrants, we entered into a registration rights agreement, dated as of April 9, 2009, with Pegasus Deerfield that provides registration rights with respect to the shares of our common stock underlying the Warrants.

Notice of Non-Compliance with NYSE Amex Continued Listing Standard

On April 15, 2009, we were notified by the NYSE Amex LLC, or the NYSE Amex, that we are not in compliance with a NYSE Amex continued listing standard applicable to our common stock. Specifically, the letter from the NYSE Amex states that a review of our public filings indicates that we are not in compliance with Section 1003(a)(i) of the NYSE Amex Company Guide, or the Company Guide, because we have stockholders’ equity of less than $2,000,000 and have sustained losses from continuing operations and/or net losses in two of our three most recent fiscal years.

Under the NYSE Amex rules, we must submit a plan to the NYSE Amex by May 15, 2009 addressing how we intend to regain compliance with Section 1003(a)(i) of the Company Guide by October 15, 2010, and that plan must be accepted by the NYSE Amex in order for us to maintain our listing. If our plan is accepted by the NYSE Amex, but we are not in compliance with all continued listing standards set forth in the Company Guide by October 15, 2010 or we do not make progress consistent with our plan, the NYSE Amex stated that we will become subject to delisting proceedings.

Second Amended and Restated Forbearance Agreement under Wachovia Facility

On May 8, 2009, we entered into a second amended and restated forbearance agreement related to the Wachovia Facility extending the period through which no action will be taken in respect of any prior noncompliance with the covenant requiring us to maintain stockholders’ equity of at least $240.0 million as well as certain other covenants under the Wachovia Facility through the earlier of July 7, 2009 and the date of any breach of the forbearance agreement by us.  The outstanding balance under the Wachovia Facility as of May 8, 2009 was approximately $0.9 million. A copy of the second amended and restated forbearance agreement is attached as Exhibit 10.1 to this Quarterly Report.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2009, the primary component of our market risk was interest rate and spread risk, as described below. While we do not seek to avoid risk completely, we actively manage interest rate risk and regularly assess whether earnings in the portfolio include appropriate compensation for the inherent market risks to which it is exposed. In light of these risks, we regularly consider our capital levels and currently are focused on redeploying capital from Principal Investing activities to growing our Investment Management segment.

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

In order to mitigate our interest rate exposure, we have five interest rate swap transactions outstanding as of March 31, 2009. The following table summarizes the expiration dates of these contracts and their notional amounts:

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

The following sensitivity analysis table shows the impact on the estimated fair value of our RMBS interest rate-sensitive investments and interest rate swaps as of March 31, 2009, assuming rates instantaneously fall 100 basis points and rise 100 basis points. The below table excludes the securities held in Market Square CLO and DFR MM CLO because these investments are impacted by cash flows and the terms of their respective indentures, rather than fair values.

	Interest Rates		Interest Rates
	Fall 100		Rise 100
	Basis Points	Unchanged	Basis Points
	(Dollars in thousands)
RMBS
Fair value	$343,639	$338,729	$332,342
Change in fair value	$4,910		$(6,387)
Change as a percent of fair value	1.45%		(1.89)%
Interest Rate Swaps
Fair value	$(15,245)	$(13,708)	$(7,268)
Change in fair value	$(1,537)		$6,440
Change as a percent of fair value	n/m		n/m
Net Portfolio Impact	$3,373		$53

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

As of March 31, 2009, substantially all investments in our alternative investments portfolio (non-RMBS) are instruments with variable interest rates that are indexed to LIBOR. Because the variable rates on these instruments are short term in nature, we are not exposed to material changes in fair value as a result of changes in interest rates.

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

We employ active risk monitoring for both our portfolio management and operational activities within the business. Our risk management program seeks to address not only the risks of unexpected portfolio losses, but also the operational risks that can have major adverse impacts on our business results. Portfolio risks include, for example, potential losses due to price volatility, position sizing and leverage. Operational risks include, for example, settlement and clearing of transactions, properly recording and valuing positions, supervision of traders, counterparty credit monitoring and approval, custodian reconciliations, trader authorization, accounting and regulatory.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Effectiveness of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, the Exchange Act, we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and our Senior Vice President, Chief Financial Officer and Treasurer, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our Chief Executive Officer and our Senior Vice President, Chief Financial Officer and Treasurer concluded that our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

There are inherent limitations in the effectiveness of any control system, including the potential for human error and the circumvention or overriding of the controls and procedures. Additionally, judgments in decision-making can be faulty and breakdowns can occur because of simple errors or mistakes. An effective control system can provide only reasonable, not absolute, assurance that the control objectives of the system are adequately met. Accordingly, our management, including our Chief Executive Officer and our Senior Vice President, Chief Financial Officer and Treasurer do not expect that our control system can prevent or detect all error or fraud. Finally, projections of any evaluation or assessment of effectiveness of a control system to future periods are subject to the risks that, over time, controls may become inadequate because of changes in an entity’s operating environment or deterioration in the degree of compliance with policies or procedures.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

In addition to the risk factors disclosed in “Part I — Item 1A. Risk Factors” of our Annual Report, set forth in this section are additional risk factors we believe are applicable to our business.

The NYSE Amex may delist our securities, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

On April 15, 2009, we received a notice from the NYSE Amex that we are not in compliance with Section 1003(a)(i) of the Company Guide because we have stockholders’ equity of less than $2,000,000 and losses from continuing operations and net losses in two of our three most recent fiscal years.  We are required to submit a plan of compliance by May 15, 2009 addressing how we intend to regain compliance with Section 1003(a)(i) of the Company Guide within a maximum period of 18 months, or the Plan Period.  The Corporate Compliance Department management of the NYSE Amex will evaluate our plan and determine whether we have reasonably demonstrated that we will be able to regain compliance with the NYSE Amex’s continued listing standards.  If the plan is accepted, we will be subject to review during the Plan Period.  We intend to submit our plan by May 15, 2009.  If we do not submit a plan or if our plan is not accepted, we will immediately become subject to delisting proceedings.  Additionally, if the plan is accepted but we are not in compliance with the continued listing standards of the Company Guide within the appropriate time periods, or if we do not make progress consistent with the plan during the Plan Period, we will become subject to delisting proceedings.

If the NYSE Amex delists our securities from trading, we could face significant consequences including:

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

Pegasus may not invest the full amount of its capital commitments into DPLC.

Pegasus has committed to invest $75.0 million in DPLC.  However, that capital commitment is subject to numerous conditions, any or all of which may be outside of our control and may not be satisfied.  In the event that Pegasus does not invest the full amount of its $75.0 million capital commitment, our revenues from DPLC, both in the form of management fees and incentive allocations and in the form of return on our investment in DPLC, are likely to be significantly lower than expected, which may adversely affect our financial condition and results of operations.  Furthermore, we have committed $15.0 million in DPLC, and we may not invest all of such amount if Pegasus does not invest the full amount of its capital commitment.

DPLC may not perform as anticipated, which may affect future investment advisory fees and/or the loss of some or all of our investment.

We expect to derive revenue from DPLC principally from three sources (i) management fees based on the net asset value of the investment portfolio, (ii) incentive allocations based on the performance of DPLC and (iii) investment income from our investment in DPLC, which we may not receive until DPLC is liquidated according to its terms.  If economic and market conditions are unfavorable, or if we are unsuccessful in selecting appropriate investments for DPLC’s portfolio, DPLC may not perform well.  In the event that DPLC does not perform as well as we expect, our revenues from DPLC may be significantly lower than expected, and we could lose some or all of our direct investment in the DPLC, each of which may adversely affect our financial condition and the value of our common stock. Furthermore, in the event DPLC is not successful, it could be significantly less likely that we will be able to successfully launch new investment products and implement this aspect of our business strategy.

ITEM 5. OTHER INFORMATION

The information set forth under “Part I – Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments” of this quarterly report on Form 10-Q is incorporated by reference into this Part II – Item 5.

Amendment to Trutter Employment Agreement

Mr. Trutter’s original employment agreement with DCM, dated June 26, 2004,  provides for a retention bonus of $2,000,000, or the Retention Bonus, if Mr. Trutter remains employed by DCM through June 25, 2009.  In consideration for Mr. Trutter’s agreement to commit to invest $500,000 in DPLC, DCM agreed to accelerate the vesting of a portion of Mr. Trutter’s Retention Bonus equal to $400,000, after taxes, in a letter agreement, dated May 11, 2009, between DCM and Mr. Trutter, or the Trutter Letter Agreement.  Mr. Trutter will receive the $400,000, after taxes, within five days following May 11, 2009 and the remainder of his Retention Bonus within five days following June 25, 2009.  Mr. Trutter’s original employment agreement, or the Original Trutter Agreement, was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on December 21, 2007.

On May 11, 2009, DCM entered into Amendment No. 1, or the Trutter Amendment, to Mr. Trutter’s original employment agreement.  The Trutter Amendment extends the term of the original employment agreement so that it expires on December 31, 2010.  It also provides that the terms of the original employment agreement will remain in full force and effect except as modified by the terms of the Trutter Amendment.

Under the Trutter Amendment, Mr. Trutter will receive a cash bonus for fiscal 2009 equal to his 2008 cash bonus, which was $783,750.  Further, Mr. Trutter will receive a cash bonus for fiscal 2010 equal to 50% of his 2008 cash bonus, which will equal $391,875.  The Trutter Amendment also provides that in the event of a “change of control” (as defined in our First Amended and Restated Stock Incentive Plan) during fiscal 2010, Mr. Trutter will receive a bonus equal to 100% of his 2008 cash bonus if he is terminated without “cause” (as defined in the Trutter Amendment) or if his duties and responsibilities are substantially diminished from those in effect as of the date of the Trutter Amendment.  Mr. Trutter’s original employment agreement did not provide for a bonus payment upon a change of control

The Trutter Amendment further provides that if Mr. Trutter is terminated without “cause” by the Company or if he leaves for “good reason” (as defined in the Trutter Amendment) he will be entitled to his retention bonus, as described below, if not already paid, his base salary through December 31, 2010 and the guaranteed bonuses described above for fiscal 2009 and fiscal 2010.  Under his original employment agreement, Mr. Trutter would have received his retention bonus and his base salary and guaranteed bonus for three years following such a termination.

The Trutter Amendment also clarifies Mr. Trutter’s non-competition and non-solicitation obligations by defining their geographic scope, revising the non-compete and non-solicitation period and incorporating the terms of a letter agreement between DCM and Mr. Trutter dated April 9, 2009, which was filed as Exhibit 10.5 to our Current Report on Form 8-K filed on April 15, 2009.

The foregoing description does not purport to be complete and is qualified in its entirety by reference to the Trutter Amendment and the Trutter Letter Agreement, filed as Exhibits 10.4 and 10.5 to this Quarterly Report on Form 10-Q, the original employment agreement, filed as Exhibit 10.1 to our Current Report on Form 8-K filed on December 21, 2007, and the letter agreement, filed as Exhibit 10.5 to our Current Report on Form 8-K filed on April 15, 2009.

Retention Letter Agreements

On May 11, 2009, DCM entered into a letter agreement, or the Straub Retention Agreement, with Francis P. Straub III, providing certain assurances with respect to Mr. Straub’s 2009 compensation for his continued service as an officer of DCM and DFR.  Mr. Straub has served as the Chief Financial Officer and a Managing Director of DCM since May 2008 and as our Senior Vice President, Chief Financial Officer and Treasurer since November 2008.  The Straub Retention Agreement provides that Mr. Straub’s 2009 annual salary will be no less than his 2008 annual salary of $350,000.  The Straub Retention Agreement also provides that DCM will pay Mr. Straub a guaranteed 2009 cash bonus of $112,500 by March 31, 2010, provided that he remains employed by DCM on the date of such payment.  If his employment with DCM is terminated without “cause” (as determined by our compensation committee) prior to the payment of the guaranteed 2009 cash bonus described above, Mr. Straub will receive a cash payment of $150,000 under the Straub Retention Agreement within ten days of his termination.

On May 11, 2009, DCM entered into a letter agreement, or the Contreras Retention Agreement, with Robert A. Contreras, providing certain assurances with respect to Mr. Contreras’ 2009 compensation for his continued service as an officer of DCM and DFR.  Mr. Contreras as served as the General Counsel and a Managing Director of DCM since May 2008 and as our Senior Vice President, General Counsel and Secretary since November 2008.  The Contreras Retention Agreement provides that Mr. Contreras’ 2009 annual salary will be no less than his 2008 annual salary of $200,000.  The Contreras Retention Agreement also provides that DCM will pay Mr. Contreras a guaranteed 2009 cash bonus of $187,500 by March 31, 2010, provided that he remains employed by DCM on the date of such payment.  If his employment with DCM is terminated without “cause” (as determined by our compensation committee) prior to the payment of the guaranteed 2009 cash bonus described above, Mr. Contreras will receive a cash payment of $250,000 under the Contreras Retention Agreement within ten days of his termination.

The foregoing description does not purport to be complete and is qualified in its entirety by reference to the Straub Retention Agreement and the Contreras Retention Agreement, filed as Exhibits 10.2 and 10.3, respectively, to this Quarterly Report.

ITEM 6. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description of Exhibit

10.1

Second Amended and Restated Forbearance Agreement, dated as of May 8, 2009 by and among DWFC, LLC and Deerfield TRS (Bahamas) Ltd., as borrowers, Deerfield Capital LLC, as originator and servicer, Wachovia Bank, National Association, as swingline purchaser and institutional purchaser, and Wachovia Capital Markets, LLC, as administrative agent.

10.2	Letter Agreement, dated May 11, 2009, between Deerfield Capital Management LLC and Francis P. Straub III.

10.3	Letter Agreement, dated May 11, 2009, between Deerfield Capital Management LLC and Robert A. Contreras.

10.4	Amendment No. 1, dated as of May 11, 2009, to the Employment Agreement by and between Deerfield Capital Management LLC and Jonathan W. Trutter, dated as of June 26, 2004.

10.5	Letter Agreement, dated May 11, 2009, by and between Deerfield Capital Management LLC and Jonathan W. Trutter.

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEERFIELD CAPITAL CORP.
(Registrant)

Date: May 11, 2009	By: /s/ JONATHAN W. TRUTTER
Jonathan W. Trutter, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 11, 2009	By: /s/ FRANCIS P. STRAUB III
Francis P. Straub III, Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)