Form 10-Q
period 2009-06-30
Deerfield Capital Corp.
filed 2009-08-10
CIK 1313918

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended June 30, 2009

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

There were 6,454,924 shares of the registrant’s Common Stock outstanding as of August 7, 2009.

DEERFIELD CAPITAL CORP.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2009

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

The following factors, among others, could cause actual results to differ materially from those described in the forward-looking statements:

Relating to our business generally:

•	effects of the current dislocation and weakness in the mortgage market and credit markets generally;

•	effects of the current global economic crisis and recession;

•	failure to comply with covenants contained in the agreements governing our indebtedness and failure to obtain waivers for future non-compliance;

•	limitations and restrictions contained in instruments and agreements governing our indebtedness;

•	our ability to maintain adequate liquidity, including ability to raise additional capital and secure additional financing;

•	our ability to maintain compliance with the continued listing standards of the NYSE Amex LLC (the “NYSE Amex”) and to maintain the listing of our securities on a national securities exchange;

•	our ability to generate earnings or raise capital to achieve positive stockholders’ equity;

•

our ability to satisfy the conditions to the capital commitments in our investment venture with Pegasus Capital Advisors L.P. (“Pegasus”), whether Pegasus ultimately invests all or a portion of its $75.0 million capital commitment and whether such investment venture is successful;

•	rapid changes in the fair values of our assets, making it difficult for us to comply with our exemption from registration under the Investment Company Act of 1940, as amended (the “1940 Act”);

•

our ability to forecast our tax attributes, which are based upon various facts and assumptions, and our ability to protect and use our net operating losses and net capital losses to offset future taxable income and gains, including whether our recently adopted charter amendment will be effective in preventing an ownership change that would significantly limit our ability to utilize such losses;

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

•	changes in strategy, including investment strategy;

•	effect of the current market conditions on management fees and equity cash flows from collateralized debt obligations (“CDOs”);

•	loss of key personnel, most of whom are not bound by employment agreements;

•	our ability to enter into, and the effects of, any potential strategic transaction;

•	adverse changes in accounting principles, tax law or legal or regulatory requirements;

•	failure to comply with applicable laws and regulations;

•	liability resulting from actual or potential future litigation;

•	the costs, uncertainties and other effects of legal and administrative proceedings;

•	the costs of obtaining, and the potential inability to obtain, necessary or prudent insurance to cover our business operations;

•	the impact of competition; and

•	actions of domestic and foreign governments and the effect of war or terrorist activity.

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

•	our inability, due to market conditions, to launch CDO or other investment vehicles, which provide us with investment management fee revenue;

•	our ability to launch new investment products, make investments in such products and realize growth from fee-based income;

•	liability relating to our failure to comply with investment guidelines set by our clients or the provisions of the management and other agreements; and

•	changes in laws, regulations or government policies affecting our business, including investment management regulations and accounting standards.

Relating to our principal investing segment:

•	impact of changes in our strategy surrounding the composition and decreased size of our investment portfolio;

•	a decrease in the value of our mortgage portfolio resulting in higher counterparty margin calls and decreased liquidity;

•	effects of leverage and indebtedness on portfolio performance;

•	effects of defaults or terminations under repurchase transactions, interest rate swaps and long term debt obligations;

•

the impact on our investments and business strategy resulting from conservatorship of the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”), and related efforts, along with any changes in laws and regulations affecting the relationship between Fannie Mae and Freddie Mac and the U.S. government;

•	effects of having the majority of our repurchase transactions concentrated with one counterparty;

•	higher or lower than expected prepayment rates on the mortgages underlying our residential mortgage backed securities (“RMBS”) portfolio;

•	illiquid nature of certain of the assets in our investment portfolio;

•	increased rates of default on our investment portfolio (which risk rises as the portfolio seasons) and decreased recovery rates on defaulted loans;

•	our inability to obtain the financing needed to leverage our RMBS and other portfolios and our inability to obtain favorable interest rates, margin or other terms on any such financing;

•	flattening or inversion of the yield curve (a decreased differential between long and short term interest rates) reducing our net interest income on our financed mortgage securities positions;

•	our inability to adequately hedge or our decision to not fully hedge our holdings that are sensitive to changes in interest rates;

•	narrowing of credit spreads, thus decreasing our net interest income on future credit investments (such as bank loans);

•	concentration of investment portfolio in adjustable-rate RMBS;

•	effects of investing in equity and mezzanine securities of CDOs; and

•	effects of investing in the debt of middle market companies.

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

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2009	2008
	(In thousands, except share
	and per share amounts)
ASSETS
Cash and cash equivalents	$41,846	$32,791
Due from broker	3,621	15,065
Restricted cash and cash equivalents	27,201	76,892
Available-for-sale securities—at fair value	—	2,338
Investments at fair value, including $309,278 and $340,866 pledged	318,310	347,977
Other investments	4,780	4,764
Derivative assets	61	132
Loans held for sale	9,363	218,137
Loans held for investment	309,021	255,351
Allowance for loan losses	(28,589)	(19,979)
Loans held for investment, net of allowance for loan losses	280,432	235,372
Investment advisory fee receivables	2,009	4,012
Interest receivable	3,287	5,843
Other receivable	1,264	4,249
Prepaid and other assets	8,410	11,831
Fixed assets, net	8,498	9,143
Intangible assets, net	25,558	28,310
TOTAL ASSETS	$734,640	$996,856

LIABILITIES
Repurchase agreements, including $83 and $407 of accrued interest	$294,470	$326,112
Due to broker	1,800	1,514
Derivative liabilities	953	13,529
Interest payable	1,661	6,606
Accrued and other liabilities	4,210	15,112
Long term debt	427,530	716,417
TOTAL LIABILITIES	730,624	1,079,290

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, par value $0.001:
100,000,000 shares authorized; 14,999,992 shares issued and zero outstanding	—	—
Common stock, par value $0.001:
500,000,000 shares authorized; 6,455,466 and 6,455,466 shares issued and 6,454,924 and 6,449,102 shares outstanding	6	6
Additional paid-in capital	866,534	865,869
Accumulated other comprehensive loss	(49)	(4,256)
Accumulated deficit	(879,648)	(944,053)
DEERFIELD CAPITAL CORP. STOCKHOLDERS’ DEFICIT	(13,157)	(82,434)
Noncontrolling interest in consolidated entity	17,173	—
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	4,016	(82,434)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$734,640	$996,856

See notes to condensed consolidated financial statements.

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(In thousands, except share and per share amounts)
Revenues
Interest income	$14,098	$21,824	$27,880	$83,174
Interest expense	5,666	12,421	12,665	60,021
Net interest income	8,432	9,403	15,215	23,153
Provision for loan losses	9,119	2,302	11,226	4,502
Net interest (expense) income after provision for loan losses	(687)	7,101	3,989	18,651
Investment advisory fees	4,009	12,359	8,746	24,478
Total net revenues	3,322	19,460	12,735	43,129

Expenses
Compensation and benefits	3,029	7,635	6,383	16,736
Professional services	728	2,343	1,518	3,730
Insurance expense	771	733	1,535	1,467
Other general and administrative expenses	4,814	1,850	5,760	3,280
Depreciation and amortization	1,629	2,580	3,264	5,267
Occupancy	569	609	1,208	1,230
Management and incentive fee expense to related party	295	—	295	—
Cost savings initiatives	28	70	225	327
Impairment of intangible assets and goodwill	126	1,128	126	29,034
Total expenses	11,989	16,948	20,314	61,071

Other Income and Gain (Loss)
Net loss on available-for-sale securities	—	(3,856)	(31)	(3,856)
Net gain (loss) on investments at fair value	1,173	(1,747)	6,311	(202,466)
Net gain (loss) on loans	24,876	5,505	30,691	(21,037)
Net gain (loss) on derivatives	2,981	6,070	2,577	(217,145)
Dividend income and other net (loss) gain	152	76	103	194
Net gain on the deconsolidation of Market Square CLO	29,551	—	29,551	—
Net other income and gain (loss)	58,733	6,048	69,202	(444,310)
Income (loss) before income tax expense (benefit)	50,066	8,560	61,623	(462,252)
Income tax expense (benefit)	160	2,868	178	(4,334)

Net income (loss)	49,906	5,692	61,445	(457,918)
Less: Cumulative convertible preferred stock dividends and accretion	—	—	—	2,393
Net income (loss) attributable to common stockholders	49,906	5,692	61,445	(460,311)
Net loss attributable to noncontrolling interest	2,960	—	2,960	—
Net income (loss) attributable to Deerfield Capital Corp.	$52,866	$5,692	$64,405	$(460,311)

Net income (loss) attributable to Deerfield Capital Corp. per share - basic	$7.85	$0.83	$9.59	$(74.08)
Net income (loss) attributable to Deerfield Capital Corp. per share - diluted	$7.85	$0.83	$9.59	$(74.08)

WEIGHTED-AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC	6,730,655	6,881,715	6,716,570	6,213,318
WEIGHTED-AVERAGE NUMBER OF SHARES OUTSTANDING - DILUTED	6,730,655	6,881,715	6,716,570	6,213,318

See notes to condensed consolidated financial statements.

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

	Deerfield Capital Corp Stockholders
				Accumulated		Noncontrolling
	Common Stock		Additional	Other		interest in
		Par	Paid-in	Comprehensive	Accumulated	consolidated		Comprehensive
	Shares	Value	Capital	Loss	Deficit	entity	Total	Income
	(In thousands)
Balance - January 1, 2009	6,449	$6	$865,869	$(4,256)	$(944,053)	$—	$(82,434)
Net income					64,405	(2,960)	61,445	$61,445
Contributions of noncontrolling interest						20,133	20,133
Available-for-sale securities - fair value adjustment				1,452			1,452	1,452
Previously designated derivatives - amortization of net loss				95			95	95
Deconsolidation of Market Square CLO				2,603			2,603	2,603
Foreign currency translation gain				57			57	57
Comprehensive income								$65,652
Equity issuance cost - Market Square CLO deconsolidation			368				368
Share-based compensation	6		297				297
Balance - June 30, 2009	6,455	$6	$866,534	$(49)	$(879,648)	$17,173	$4,016

See notes to condensed consolidated financial statements.

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30,
	2009	2008
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) attributable to Deerfield Capital Corp.	$64,405	$(457,918)
Adjustments to reconcile net income (loss) attributable to Deerfield Capital Corp. to net cash used in operating activities:
Net loss attributable to noncontrolling interest	(2,960)	—
Net premium and discount amortization on investments, loans and debt issuance	(444)	1,243
Share-based compensation	297	437
Net purchases of investments at fair value	(7,430)	(341,845)
Net (gain) loss from investments at fair value	(6,311)	202,466
Net gain on the deconsolidation of Market Square CLO	(29,551)	—
Other-than-temporary impairment on available-for-sale securities	31	3,856
Net purchases of loans held for sale	(866)	(7,398)
Net (gain) loss on loans	(30,691)	21,050
Provision for loan losses	11,226	4,502
Net changes in undesignated derivatives	(12,767)	(159,938)
Amortization of net loss on previously designated derivatives	95	96,965
Depreciation and amortization	3,264	5,267
Impairment of intangible assets and goodwill	126	29,034
Non-cash rental expense	77	100
Provision for income tax	28	—
Deferred tax expense (benefit)	49	(12,905)
Changes in operating assets and liabilities:
Due from broker	11,152	93,579
Interest receivable	(112)	26,808
Other receivable	4,181	1,268
Prepaid and other assets	(66)	(687)
Accrued interest on repurchase agreements	(324)	(19,613)
Due to broker	547	1,836
Interest payable	(3,945)	(8,667)
Accrued and other liabilities	(10,912)	(7,169)
Net cash used in operating activities	(10,901)	(527,729)

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted cash and cash equivalents	43,996	(21,337)
Purchase of available-for-sale securities	—	(1,750)
Proceeds from the sale of available-for-sale securities	—	—
Principal payments on available-for-sale securities	—	22,824
Proceeds from the sale of investments at fair value previously classified as available-for-sale	12,779	4,138,198
Principal payments on investments at fair value previously classified as available-for-sale	30,514	170,387
Origination and purchase of loans held for investment	(78,992)	(7,070)
Principal payments on loans held for investment	13,843	47,878
Proceeds from sale of loans held for investment	12,390	26,368
Proceeds from sale of loans held for sale previously classified as held for investment	11,960	1,864
Sales (purchases) of fixed assets	7	(9)
Net cash provided by investing activities	46,497	4,377,353

CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments under repurchase agreements	(31,317)	(3,875,296)
Proceeds from Wachovia Facility	—	3,000
Payments made on Wachovia Facility	(13,161)	(23,022)
Payments made on long term debt	(2,136)	—
Payment of debt issuance costs	(136)	(533)
Dividends paid	—	(21,736)
Payments made on short term debt	—	(1,225)
Contributions of noncontrolling interest	20,133	—
Net cash used in financing activities	(26,617)	(3,918,812)

Foreign currency translation	76	(13)
Net increase (decrease) in cash and cash equivalents	9,055	(69,201)
Cash and cash equivalents at beginning of period	32,791	113,733
Cash and cash equivalents at end of period	$41,846	$44,532

SUPPLEMENTAL DISCLOSURE:
Cash paid for interest	$15,425	$96,866
Cash paid for income taxes	27	3,974

NONCASH INVESTING AND FINANCING ACTIVITIES:
Settlement of interest income as an addition to principal balance of loans	1,874	3,211
Receipt of warrants	—	1,092
Share-based compensation	—	2,789
Series A cumulative convertible preferred stock dividend and accretion	—	2,393

See notes to condensed consolidated financial statements.

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.         ORGANIZATION

Deerfield Capital Corp. (“DFR” and, together with its subsidiaries, the “Company”) is a Maryland corporation. The Company, through its wholly-owned subsidiary, Deerfield Capital Management LLC (“DCM”), manages client assets, including bank loans and other corporate debt, residential mortgage backed securities (“RMBS”), government securities and asset-backed securities (“ABS”). In addition, its Principal Investing segment has an investment portfolio comprised of fixed income investments, including bank loans and other corporate debt and RMBS. Historically, the Company had elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”). However, the Company’s REIT status terminated in 2008 when the Company converted to a C corporation to maximize the use of significant potential tax benefits and provide more flexibility with respect to future capital investment.

DFR was externally managed by DCM from the commencement of its operations in December 2004 until December 21, 2007, when the Company acquired Deerfield & Company LLC (“Deerfield”), the parent company of DCM, in a merger transaction (the “Merger”). As a result of the Merger, Deerfield and its subsidiaries became indirect wholly-owned subsidiaries of DFR, and DFR became internally managed.

DFR and its subsidiaries have operated, and intend to continue to operate, in such a way as to be excluded from registration under the Investment Company Act of 1940, as amended (the “1940 Act”).  DFR and its wholly-owned subsidiary Deerfield Capital LLC (“DC LLC”) are excluded from registration under the 1940 Act because no more than 40% of their respective assets, on an unconsolidated basis, excluding cash and government securities, are investment securities. The Company intends to continue to qualify for this exclusion by monitoring the value of all its subsidiaries and any investment securities it owns to ensure that at all times, no more than 40% of its assets, on an unconsolidated basis, excluding certain items, will be investment securities under the 1940 Act.

After the close of business on October 16, 2008, the Company effected a 1-for-10 reverse stock split of its common stock. All share and per share amounts reflected throughout the condensed consolidated financial statements and notes thereto have been retroactively restated to reflect the reverse stock split, unless otherwise noted.

On April 14, 2009, the Company announced Deerfield Pegasus Loan Capital LP (“DPLC”), its investment venture with Pegasus Capital Advisors L.P. (“Pegasus”).  Pegasus is a U.S. based private equity firm.  Pegasus and the Company have committed to invest $75.0 million and $15.0 million, respectively, in DPLC with such amounts to be invested primarily in corporate bank loans and other senior secured corporate loans.  DPLC is managed by DCM.  The commitments of each of Pegasus and the Company are subject to numerous conditions, any or all of which may not be satisfied.  As of June 30, 2009, Pegasus and DFR have funded $20.0 million and $4.0 million, respectively, of such commitments. See Note 11 for details related to the warrants the Company issued to Pegasus in connection with the formation of DPLC.

Business Segments

The Company operates within two business segments:

Investment Management — The Company manages assets within a variety of investment vehicles, including collateralized debt obligations (“CDOs”), separately managed accounts and other investment vehicles, and earns investment advisory fees for providing its services. The Company specializes in managing fixed income investments, including corporate debt, RMBS, government securities and ABS.

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

Liquidity and Capital Resources

The Company believes that its current cash and cash equivalents, unencumbered liquid assets and net equity in its financed RMBS portfolio along with cash flows from operations, among other things, are adequate to meet anticipated long term (greater than one year) liquidity requirements. Unencumbered RMBS and unrestricted cash and cash equivalents aggregated $45.1 million at June 30, 2009. In addition, net equity in the financed RMBS portfolio (including associated interest rate swaps), excluding the unencumbered RMBS included above, totaled $16.6 million at June 30, 2009. In total, the Company had unrestricted cash and cash equivalents, unencumbered RMBS and net equity in the financed RMBS portfolio of $61.7 million as of June 30, 2009. As of June 30, 2009, the fair value of the Company’s Agency RMBS (as defined below) and non-Agency RMBS portfolios were $308.0 million and $3.1 million, respectively. The Company’s largest repurchase agreement counterparty has required that it maintain a minimum of $20.0 million of cash in their custody in order to maintain its current repurchase agreement margin percentages on the Company’s Agency RMBS. If the Company fails to satisfy this requirement, the counterparty will have the right to immediately increase the margin percentage under the repurchase agreements and may exercise other remedies.

On July 31, 2009, the Company entered into three supplemental indentures with the holders of the trust preferred securities issued by each of Deerfield Capital Trust I, Deerfield Capital Trust II and Deerfield Capital Trust III.  See Note 18 for additional disclosure regarding the supplemental indentures.

Agency-issued RMBS are backed by mortgage loans and are guaranteed as to principal and interest by federally chartered entities such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”), and, in the case of the Government National Mortgage Association (“Ginnie Mae”), the U.S. government. The Company refers to these entities as “Agencies” and to RMBS guaranteed or issued by the Agencies as “Agency RMBS.” The Company’s Agency RMBS portfolio at June 30, 2009 consists of Fannie Mae and Freddie Mac securities. The Company’s non-Agency RMBS portfolio at June 30, 2009 consists of two securities with estimated fair values of $2.3 and $0.8 million that are currently rated “A-” and “B-”, respectively, by Standard & Poor’s.

2.         ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS

Basis of Presentation — The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and are in the form prescribed by the Securities and Exchange Commission (“SEC”) pursuant to Regulation S-X and the instructions to Form 10-Q. Accordingly, the Company does not include all of the information and footnotes for complete financial statements as required by GAAP. The interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements as of and for the year ended December 31, 2008, which are included in the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2009 (the “2008 10-K”). In the opinion of the Company’s management, all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows have been included. The nature of the Company’s business is such that the results of any interim period information are not necessarily indicative of results for a full year.

Principles of Consolidation — The condensed consolidated financial statements include the financial statements of DFR and its subsidiaries which are (i) wholly-owned, (ii) subsidiaries in which DFR has a controlling interest and which the Company follows the consolidation guidance in Statement of Financial Accounting Standards (“SFAS”) No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS No. 160”) and (iii) entities that are variable interest entities (“VIEs”) in which the Company is the primary beneficiary under Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (revised 2004), Consolidation of Variable Interest Entities (“FIN 46(R)”). Under FIN 46(R), a company is the primary beneficiary of a VIE if it absorbs a majority of the VIE’s expected losses or receives a majority of the VIE’s expected residual returns, or both. All intercompany balances and transactions have been eliminated in consolidation.

As of June 30, 2009 and for the three and six months ended June 30, 2009 and 2008, the Company consolidated DFR Middle Market CLO Ltd. (“DFR MM CLO”) as it is deemed to be the primary beneficiary of this VIE.  The Company also consolidated Market Square CLO Ltd. (“Market Square CLO”) as of December 31, 2008 and for the three and six months ended June 30, 2009 and 2008. On June 30, 2009, the Company sold all of its preference shares in Market Square CLO to an unrelated third party in exchange for an upfront payment and a delayed purchase price in the form of a right to receive a portion of the future distributions, if any, on the preference shares.  As a result of the sale, the Company determined it was no longer the primary beneficiary of Market Square CLO and therefore deconsolidated Market Square CLO.  The Company is, however, deemed to retain a beneficial interest in the preference shares of Market Square CLO as a result of the delayed purchase price.  The carrying value of the beneficial interest was de minimis as of June 30, 2009.  As of June 30, 2009, none of the Market Square CLO assets, liabilities or equity are included in the Company’s condensed consolidated balance sheet; however, all of the financial impacts to the condensed consolidated statement of operations from the previous consolidation of Market Square CLO were recognized through June 30, 2009.  The Company recognized a gain on the deconsolidation of Market Square CLO of $29.6 million in the condensed consolidated statement of operations for the three and six months ended June 30, 2009.

Although the Company consolidates 100% of the assets and liabilities of DFR MM CLO, the Company’s maximum exposure to loss on its investment in this entity is limited to its initial investment of $69.0 million. The economic impact of the Company’s investment in DFR MM CLO is determined by the cash flows distributed to the Company by DFR MM CLO on its investment in $50.0 million of preferred shares, subject to diversion of cash flows away from the Company as provided in accordance with the indenture for DFR MM CLO, and the Company’s investment in $19.0 million of debt of DFR MM CLO.  For the three and six months ended June 30, 2009 the net loss of $3.5 million and net gain of $0.8 million, respectively, recorded under GAAP for DFR MM CLO was not indicative of the economic impact to the Company of cash flow distributions from DFR MM CLO of $4.8 million and $5.0 million, respectively.  Cash flows from the Company’s investment in preferred shares of DFR MM CLO began to be diverted during the second quarter of 2009 in accordance with the DFR MM CLO indenture; however, cash flows are still being received on the Company’s investment in DFR MM CLO debt.  The debt holders of DFR MM CLO have recourse only to the assets of this entity and not to the general assets of the Company. The Company consolidated assets of $291.3 million and liabilities of $232.1 million related to DFR MM CLO as of June 30, 2009.

During the three months ended June 30, 2009, the Company also consolidated DPLC as a result of the Company’s controlling interest therein pursuant to the consolidation guidance issued in SFAS No. 160.  The Company also consolidated DPLC General Partner LLC (“DPLC GP”), the general partner of DPLC through which the Company made its investment in DPLC. The Company has a controlling financial interest in DPLC and DPLC GP as a result of owning more than 50% of the outstanding voting interest in DPLC GP.  Although the Company consolidates 100% of the assets and liabilities and the results of operations of DPLC and DPLC GP, the Company’s maximum exposure to loss on its investment in this entity is limited to its investment in DPLC GP, which as of June 30, 2009 totaled $3.9 million. Net income (loss) attributable to DFR excludes the net loss attributable to noncontrolling interest. The Company consolidated assets of $22.8 million and liabilities of $2.4 million related to DPLC as of June 30, 2009.

Reclassifications — Certain amounts in the condensed consolidated financial statements and notes as of December 31, 2008 and for the three and six months ended June 30, 2008 have been reclassified to conform to the presentation as of and for the three and six months ended June 30, 2009. Occupancy and Cost savings initiatives, which were included in Other general and administrative expenses and Compensation and benefits, respectively, in the condensed consolidated statements of operations for the three and six months ended June 30, 2008, are presented as separate line items in the current quarter condensed consolidated statements of operations.

Significant Accounting Policies — The Company’s significant accounting policies are discussed in the Notes to the Consolidated Financial Statements included in the 2008 10-K.

Recent Accounting Pronouncements — In December 2007, the FASB issued SFAS No. 160, which established accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  During the three months ended June 30, 2009, the Company applied SFAS No. 160 to the consolidation of DPLC and the deconsolidation of Market Square CLO.

In February 2008, the FASB issued Staff Position (“FSP”) FAS 140-3 Accounting for Transfers of Financial Assets and Repurchase Financing Transactions (“FSP FAS 140-3”), which relates to SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”), in order to address certain situations where assets purchased from a particular counterparty and financed through a repurchase agreement with the same counterparty can be considered and accounted for as separate transactions. Historically, the Company recorded such assets and the related financing on a gross basis as separate transactions in the condensed consolidated balance sheet and the corresponding interest income and interest expense in the Company’s condensed consolidated statements of operations. FSP FAS 140-3 assumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement, or a linked transaction. However, if certain criteria are met, the initial transfer and repurchase financing are not treated as a linked transaction but rather are evaluated separately under SFAS No. 140. The Company adopted FSP FAS 140-3 on January 1, 2009, and the adoption has had no impact on the Company’s condensed consolidated financial statements as no linked transactions have occurred since adoption.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”), which amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”). SFAS No. 161 requires qualitative disclosures regarding objectives and strategies for using derivatives, quantitative disclosures regarding fair value amounts of gains and losses on derivative instruments and disclosures regarding credit-risk-related contingent features in derivative contracts. The Company adopted SFAS No. 161 and included the required additional disclosures in Note 7.

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

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”).   FSP FAS 107-1 and APB 28-1 requires disclosures regarding fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  The Company adopted FSP FAS 107-1 and APB 28-1 and included the required disclosures in Note 3.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”).  FSP FAS 157-4 was issued to provide additional guidance for estimating fair value when the volume and level of activity have significantly decreased and to provide guidance on identifying circumstances that indicate a transaction is not orderly.  In addition, FSP FAS 157-4 requires an entity to disclose, in interim and annual periods, the inputs and valuation techniques used to measure fair value and provide a discussion of changes in valuation techniques and related inputs, if any, during the period.  The Company adopted FSP FAS 157-4 and considered this guidance in determining and disclosing the fair values included in the Company’s condensed consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2 and FAS 124-2”).  This statement was issued to amend the other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  FSP FAS 115-2 and FAS 124-2 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.  The Company adopted FSP FAS 115-2 and FAS 124-2 in the preparation of the Company’s condensed consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”).  SFAS No. 165 establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  In particular, this statement sets forth: (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  The Company adopted SFAS No. 165 and has included the required disclosures in Note 18.

In June 2009, the FASB issued FASB Statement No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140 (“SFAS No. 166”).  This statement was issued to address concerns about the previously existing guidance governing transfers of financial assets.  SFAS No. 166 provides clarification concerning measuring whether a transferor and all of the entities included in the transferor’s financial statements have surrendered control over transferred financial assets and states that a determination must consider the transferor’s continuing involvements in the transferred financial assets.  In addition, this statement removes the concept of a qualifying special-purpose entity from SFAS No. 140 and removes the exception from applying FIN 46(R) to qualifying special-purpose entities.  SFAS No. 166 is effective for transfers of financial assets that occur during the Company’s interim and annual reporting periods that begin after November 15, 2009.  Management is currently evaluating the effects that SFAS No. 166 will have on the Company’s condensed consolidated financial statements and disclosures included in those condensed consolidated financial statements.

In June 2009, the FASB issued FASB Statement No. 167, Amendments to FASB Interpretation No. 46 (R) (“SFAS No. 167”).  This statement was issued to address concerns about financial statement preparers’ ability to structure transactions to avoid consolidation, balanced with the need for more relevant, timely and reliable information about an entity’s involvement in a VIE.  This statement requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE.  This analysis identifies the primary beneficiary of a VIE as the enterprise that has both the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. Additionally, an enterprise is required to asses whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining whether it has the power to direct the activities of the VIE that most significantly impacts the entity’s economic performance.   SFAS No. 167 also amends FIN 46 (R) to eliminate the quantitative approach to determining the primary beneficiary of a VIE and requires ongoing reassessments of VIE status.  SFAS No. 167 is effective for the Company’s interim and annual reporting periods that begin after November 15, 2009.  Management is currently evaluating the effects that SFAS No. 167 will have on the Company’s condensed consolidated financial statements and disclosures included in those condensed consolidated financial statements.  Management’s initial conclusion is that a significant portion of the CDOs that the Company manages would need to be consolidated as a result of the adoption of SFAS No. 167.

In June 2009, the FASB issued FASB Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (“SFAS No. 168”). The FASB Accounting Standards Codification (the “Codification”) will be the single source of authoritative nongovernmental U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All existing accounting standards are superseded as described in SFAS No. 168. All other accounting literature not included in the Codification is nonauthoritative. SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009. SFAS No. 168 is not expected to have a significant impact on the Company’s financial statements.

3.         FAIR VALUE OF FINANCIAL INSTRUMENTS

Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework used to measure fair value and enhances disclosure requirements for fair value measurements. In accordance with SFAS No. 157, the Company has categorized its financial instruments carried at fair value, based on the priority of the valuation technique, into a three-level fair value hierarchy. The valuation hierarchy is based upon the transparency of the inputs to the valuation of the asset or liability as of the measurement date. A financial instrument’s categorization within the valuation hierarchy is based on the lowest level of input that is significant to the fair value measurement. The three levels are defined as follows:

Level 1 — inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

The types of assets carried at Level 1 generally are equity securities listed on an active exchange. The Company held no Level 1 securities as of June 30, 2009.

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

The Company’s assets and liabilities that are generally included in this category are non-Agency RMBS, commercial mortgage-backed securities (“CMBS”), corporate bonds, preferred shares of CDOs, loans classified as investments at fair value, certain loans held for investment, certain loans held for sale and warrants.

The Company’s full valuation methodology and SFAS No. 157 accounting policy are discussed in the Notes to the Consolidated Financial Statements included in the 2008 10-K.  There were no significant changes in the Company’s valuation methodologies during the three and six months ended June 30, 2009.

Assets and liabilities measured at fair value on a recurring basis

The following table presents the financial instruments carried at fair value on a recurring basis as of June 30, 2009, by caption in the condensed consolidated balance sheet and by level within the SFAS No. 157 valuation hierarchy:

	Level 1	Level 2	Level 3	Carrying Value
	(In thousands)
Available-for-sale securities	$—	$—	$—	$—
Investments at fair value:
RMBS	—	308,044	3,110	311,154
Loans	—	—	6,841	6,841
Other	—	—	315	315
Derivative assets	—	—	61	61
Total financial instrument assets	$—	$308,044	$10,327	$318,371

Derivative liabilities	$—	$953	$—	$953

Changes in Level 3 recurring fair value measurements

The table below includes a rollforward of the balance sheet amounts for the three months ended June 30, 2009 (including the change in fair value) for financial instruments classified by the Company within Level 3 of the valuation hierarchy.

								Changes in Unrealized
	Fair Value Measurements Using Significant Unobservable Inputs							Gains (Losses)
	Estimated	Net Realized/		Purchases, (Sales),	Net Transfers	Deconsolidation	Estimated	Related to Financial
	Fair Value	Unrealized		Issuances and	In (Out)	of	Fair Value	Instruments Held
	April 1, 2009	Gains/(Losses)		(Settlements), Net	of Level 3	Market Square CLO	June 30, 2009	at June 30, 2009
	(In thousands)
Available-for-sale securities	$2,619	$1,147	(1)	$—	$—	$(3,766)	$—	$—	(1)
Investments at fair value:
RMBS	4,841	(1,180	)(2)	(551)	—	—	3,110	(1,207	)(2)
Loans	—	357	(2)	6,484	—	—	6,841	338	(2)
Other	707	109	(2)	365		(866)	315	(75	)(2)
Derivative assets	21	40	(3)	—	—		61	40	(3)
Total financial instrument assets	$8,188	$473		$6,298	$—	$(4,632)	$10,327	$(904)

(1)         Net unrealized changes in fair value for available-for-sale securities are reported as an adjustment to accumulated other comprehensive loss on the condensed consolidated statement of stockholders’ equity (deficit). Impairment charges on available-for-sale securities are reported within net loss on available-for-sale securities in the condensed consolidated statements of operations.

(2)         Net realized and unrealized gains (losses) on investments at fair value are reported within net gain (loss) on investments at fair value in the condensed consolidated statements of operations.

(3)         Net realized and unrealized gains (losses) on derivative assets and derivative liabilities are recorded in net gain (loss) on derivatives in the condensed consolidated statements of operations.

The table below includes a rollforward of the balance sheet amounts for the six months ended June 30, 2009 (including the change in fair value), for financial instruments classified by the Company within Level 3 of the valuation hierarchy.

								Changes in Unrealized
	Fair Value Measurements Using Significant Unobservable Inputs							Gains (Losses)
	Estimated	Net Realized/		Purchases, (Sales),	Net Transfers	Deconsolidation	Estimated	Related to Financial
	Fair Value	Unrealized		Issuances and	In (Out)	of	Fair Value	Instruments Held
	January 1, 2009	Losses		(Settlements), Net	of Level 3	Market Square CLO	June 30, 2009	at June 30, 2009
	(In thousands)
Available-for-sale securities	$2,338	$1,428	(1)	$—	$—	$(3,766)	$—	$(31	)(1)
Investments at fair value
RMBS	5,394	(1,420	)(2)	(864)	—	—	3,110	(1,465	)(2)
Loans	—	357	(2)	6,484	—	—	6,841	338	(2)
Other	160	(147	)(2)	1,168		(866)	315	(235	)(2)
Derivative assets	132	(71	)(3)	—	—		61	(71	)(3)
Total financial instrument assets	$8,024	$147		$6,788	$—	$(4,632)	$10,327	$(1,464)

Derivative liabilities	$402	$120	(3)	$(522)	$—	$—	$—	$—	(3)

(1)         Net unrealized changes in fair value for available-for-sale securities are reported as an adjustment to accumulated other comprehensive loss on the condensed consolidated statement of stockholders’ equity (deficit). Impairment charges on available-for-sale securities are reported within net loss on available-for-sale securities in the condensed consolidated statements of operations.

(2)         Net realized and unrealized gains (losses) on investments in fair value are reported within net gain (loss) on investments at fair value in the condensed consolidated statements of operations.

(3)         Net realized and unrealized gains (losses) on derivative assets and derivative liabilities are recorded in net gain (loss) on derivatives in the condensed consolidated statements of operations.

Assets measured at fair value on a nonrecurring basis

Certain assets are measured at fair value on a nonrecurring basis, meaning that the instruments are measured at fair value only in certain circumstances (for example, when held at the lower of cost or market). The following table presents the assets carried on the condensed consolidated balance sheet by caption and by level within the SFAS No. 157 valuation hierarchy, as of June 30, 2009, for which a nonrecurring change in fair value has been recorded during the three months ended June 30, 2009:

	Level 1	Level 2	Level 3	Carrying Value
	(In thousands)
Loans held for sale	$—	$—	$7,523	$7,523
Loans held for investment, net of allowance for loan losses	—	—	4,432	4,432
Intangible assets, net	—	—	1,083	1,083	(1)
Total assets at fair value on a nonrecurring basis	$—	$—	$13,038	$13,038

(1)         The Company recognized $0.1 million of impairment on the intangible asset associated with the management contract for Knollwood CDO II Ltd. as a result of the decline in expected future management fee cash flows from that CDO.

In the table above, “Loans held for sale” includes changes in fair value of loans which are carried on the balance sheet at the lower of cost or fair value. “Loans held for investment” represents loans which are measured at fair value as a result of the establishment or subsequent change in the allowance for loan losses as of June 30, 2009.

The following table presents the total change in value of financial assets for which a fair value adjustment has been included in the condensed consolidated financial statements for the three and six months ended June 30, 2009, related to financial instruments still held at June 30, 2009:

	Three months ended		Six months ended
	June 30, 2009		June 30, 2008
	(In thousands)
Loans held for sale	$(4,044	)(1)	$(9,985	)(1)
Loans held for investment	(9,119	)(2)	(9,777	)(2)
Intangible assets, net	(126	)(3)	(126	)(3)
Total nonrecurring fair value losses	$(13,289)		$(19,888)

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

FSP FAS 107-1 and APB 28-1 requires quarterly disclosure of the fair value of financial instruments for which it is practicable to estimate that value. Estimated fair values presented below are calculated as discussed above. For securities which the fair value option was not elected, quoted market prices, if available, are utilized as estimates of fair values. In the absence of available quoted market prices, fair values have been derived based on management’s assumptions, the estimated amount and timing of future cash flows and estimated discount rates. Different assumptions could significantly affect these estimates.

The carrying amounts and estimated fair values of the Company’s financial instruments, for which the disclosure of fair values is required, were as follows as of June 30, 2009:

		Estimated
	Carrying	Fair
	Value	Value
	(In thousands)
Financial assets:
Cash and cash equivalents (1)	$41,846	$41,846
Restricted cash and cash equivalents (1)	27,201	27,201
Investments at fair value (2)	318,310	318,310
Other investments (3)	4,780	4,780
Derivative assets (2)	61	61
Loans held for sale (2)	9,363	9,684
Loans, net of allowance for loan losses (2) (3)	280,432	257,363
Investment advisory fee receivables (1)	2,009	2,009

Financial liabilities:
Repurchase agreements (1)	294,470	294,470
Derivative liabilities (2)	953	953
Long term debt:
Wachovia Facility (1)	771	771
DFR MM CLO (4)	231,000	119,360
Trust preferred securities (4)	123,717	15,749
Series A & Series B Notes (4)	72,042	24,408

(1)         Carrying amounts approximate the fair value due to the short term nature of these instruments.

(2)         The estimated fair values were determined in accordance with SFAS No. 157 as described in detail above.

(3)   It was not practicable to estimate the fair value of certain loans and other investments because they are not traded in an active market; therefore, the carrying value displayed is an approximation of fair value for loans with a carrying value of $137.4 million and other investments with a carrying value of $4.8 million. If an independent pricing service cannot provide fair value estimates for a given loan, the Company may determine estimated fair value based on some or all of the following: (a) current financial information of the borrowing company and performance against its operating plan; (b) changes in the fair value of collateral supporting the loan; (c) changes to the market for the borrowing company’s service or product and (d) present value of projected future cash flows.

(4)   The estimated fair values were calculated utilizing the guidance from SFAS No. 157. The Company utilized comparable market data and internal models to calculate the estimated fair value of the long term debt.

4.         AVAILABLE-FOR-SALE SECURITIES

During the three and six months ended June 30, 2009, all of the Company’s available-for-sale securities were held in Market Square CLO.  On June 30, 2009, the Company sold all of its preference shares in and deconsolidated Market Square CLO.

Temporary impairment of available-for-sale securities results from the fair value of securities falling below their amortized cost basis, primarily due to changes in the interest rate environment and in credit spreads.  If the fair value of an available-for-sale security is less than its amortized cost basis as of the balance sheet date, the available-for-sale security is assessed to determine whether the impairment is other than temporary.

If the Company intends to sell the available-for-sale security, an other-than-temporary impairment is deemed to have occurred.  If the Company does not intend to sell the available-for-sale security, the Company assesses whether it more likely than not that the Company will be required to sell the security before the recovery of its amortized cost basis.  If the Company believes it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, an other-than-temporary impairment is deemed to have occurred.  If, in the Company’s judgment, an other-than-temporary impairment exists because the Company intends to sell the security or it will more likely than not be required to sell the security before the recovery of its amortized cost basis, the cost basis of the security is written down to the then-current fair value through earnings (as if the loss had been realized in the period of other-than-temporary impairment).

If the Company does not expect to recover the entire amortized cost basis of an available-for-sale security, an other-than-temporary impairment is deemed to have occurred, even if the Company does not intend to sell the security. As part of this assessment, the Company compares the present value of cash flows expected to be collected from the security with the amortized cost basis of the security.  If the present value of cash flows expected to be collected is less than the amortized cost basis of the security, an other-than-temporary impairment classified as a credit loss is deemed to have occurred.

The determination of other-than-temporary impairment and other-than-temporary impairment classified as a credit loss is a subjective process, and different judgments and assumptions could affect the timing of loss realization, if any. The determination of other-than-temporary impairment and other-than-temporary impairment classified as a credit loss is made at least quarterly.

The Company considers many factors, including but not limited to, the following when determining whether an other-than-temporary impairment classified as a credit loss for a security or investment exists:

•                                          the length of time and the extent to which the fair value has been less than the amortized cost;

•                                          whether the security has been downgraded by a rating agency; and

•                                          the financial condition of the investee and the prospect for future recovery.

If the Company does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis less any current period credit loss, the other-than temporary impairment is separated into (a) the amount representing the credit loss and (b) the amount related to other factors.  The total amount of other-than-temporary impairment related to the credit loss is recorded through earnings (as if the loss had been realized in the period of other-than-temporary impairment).  The amount of the total other-than-temporary impairment related to other factors is recognized in other comprehensive income.

For the three and six months ended June 30, 2009, the Company recognized zero and $31,000, respectively, of other-than-temporary impairments related to certain CMBS. For the three and six months ended June 30, 2008, the Company recognized $3.9 million of other-than-temporary impairments on available-for-sale securities.

5.         INVESTMENTS AT FAIR VALUE

The following table summarizes the Company’s securities classified as investments at fair value as of June 30, 2009:

Estimated
Security Description	Fair Value
(In thousands)
RMBS:
Agency RMBS	$308,044
Non-Agency RMBS	3,110
Loans held in DPLC	6,841
Other investments	315
Total	$318,310

The Company elected to record all loans held in DPLC at fair value in accordance with SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities — including an amendment of FASB Statement No. 115 (“SFAS No. 159”).  This election was made to align the accounting basis for these loans for their consolidation into DFR with the accounting basis of such loans for DPLC’s financial and investor reporting where they are valued at fair value.   As of June 30, 2009, the difference between the aggregate estimated fair value of loans held in DPLC of $6.8 million and the outstanding principal balance of loans held in DPLC of $7.7 million was $0.9 million.   As of June 30, 2009, there were no loans held in DPLC that were 90 days or more past due on interest payments or on nonaccrual status.  Interest income on loans held in DPLC is recorded in interest income on the condensed consolidated income statements and represents the current period interest accrual.  SFAS No. 159 requires an estimate of the gains and losses included in earnings during the period which are attributable to changes in instrument specific credit risk.  For floating rate loans, all changes in estimated fair value are attributed to instrument specific credit risk.  For fixed rate instruments, an allocation of the changes in value for the period is made between those changes in estimated fair value that are interest rate related and changes that are credit rated.  As of and for the three and six months ended June 30, 2009, all loans held in DPLC and recorded at fair value are floating rate loans, and the net gains (losses) included in net (gain) loss on loans attributed to instrument specific credit risk for the three and six months ended June 30, 2009 was $0.4 million.

The Company records changes in fair value of investments at fair value in its condensed consolidated statements of operations. The following table summarizes the Company’s securities classified as investments at fair value as of June 30, 2009, according to their weighted average life:

			Weighted
	Amortized	Estimated	Average
Weighted Average Life	Cost	Fair Value	Coupon
	(In thousands)
Greater than one year and less than five years	$51,009	$46,509	5.94%
Greater than five years and less than ten years	269,219	265,000	4.67%
Greater than ten years	6,732	6,801	4.76%
Total	$326,960	$318,310	4.82%

The weighted average lives, in the table above, are based upon contractual maturity for loans held in DPLC and other investments and primarily based on a prepayment model for RMBS that considers current yields, forward yields, the slope of the yield curve, current mortgage rates and the contractual rate of the outstanding loans, the loan’s age, margin and volatility. Weighted average life is an estimate of how many years it will take to receive half of the outstanding principal. Actual lives of RMBS are generally shorter than stated contractual maturities, are affected by the contractual maturities of the underlying mortgages, periodic payments of principal and prepayments of principal and may differ materially from those set forth above.

For the three and six months ended June 30, 2009, the Company sold zero and $12.8 million of RMBS, respectively, and received RMBS principal paydowns of $15.5 million and $30.0 million, respectively. During the three months ended March 31, 2008, the RMBS portfolio experienced a significant decrease in value, fueled by the ongoing credit crisis. This negative environment had several impacts on the Company’s ability to successfully finance and hedge its RMBS portfolio. As a result during the three months ended March 31, 2008, the Company sold a significant portion of its RMBS portfolio to improve liquidity.

The following table presents the realized and unrealized gains (losses) on investments at fair value as reported in the Company’s condensed consolidated statements of operations:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(In thousands)
Realized losses	$(352)	$(76)	$(348)	$(169,142)
Unrealized gains (losses)	1,525	(1,671)	6,659	(33,324)
Total gains (losses)	$1,173	$(1,747)	$6,311	$(202,466)

As of June 30, 2009, there were $1.8 million of unsettled purchases and $1.9 million of unsettled sales of loans classified as investments at fair value.

6.         LOANS HELD FOR SALE AND LOANS HELD FOR INVESTMENT

The following summarizes the Company’s loans held for sale and loans held for investment as of June 30, 2009:

	Loans Held	Loans Held
Type of Loan	for Sale (1)	for Investment	Total
	(In thousands)
Corporate leveraged loans:
Loans held in DFR MM CLO (2)	$—	$299,751	$299,751
Loans held in Wachovia Facility	1,251	—	1,251
Other corporate leveraged loans	8,112	—	8,112
Commercial real estate loans (3)	—	9,270	9,270
	$9,363	309,021	318,384
Allowance for loan losses		(28,589)	(28,589)
		$280,432	$289,795

(1)             Carrying value of loans held for sale is lower of cost or estimated fair value.

(2)             Loans held in DFR MM CLO classified as loans held for investment reported gross of $24.5 million allowance for loan losses.

(3)             Commercial real estate loans classified as loans held for investment reported gross of $4.1 million allowance for loan losses.

The following summarizes the Company’s allowance for loan losses as of June 30, 2009:

	Number	Par	Allowance
Type of Loan	of Loans	Value	for Loan Losses
		(In thousands)

Loans held in DFR MM CLO	4	$27,786	$24,484
Commercial real estate loans	3	8,058	4,105
Total	7	$35,844	$28,589

As of June 30, 2009, the Company’s loans held for sale and loans held for investment totaled $289.8 million, net of allowance for loan losses. Loans classified as held for sale and carried at the lower of cost or estimated fair value totaled $9.4 million, net of a valuation allowance of $10.0 million, as of June 30, 2009. Loans classified as held for investment and carried at amortized cost totaled $309.0 million, less an allowance for loan losses of $28.6 million, as of June 30, 2009. As of June 30, 2009, the Company held certain loans that settle interest accruals by increasing the principal balance of the loan outstanding. For the three and six months ended June 30, 2009, the Company settled interest receivables through increases to the loans’ outstanding principal balance in the amount of $0.9 million and $1.9 million, respectively.

Loans held in DFR MM CLO consist partially of loans which are not broadly syndicated and are, therefore, less liquid. These loans are primarily considered to be held for investment and are reported at amortized cost with an allowance for loan losses, if necessary, unless the Company decides to sell one of these loans, in which case the loan is transferred to loans held for sale.

Loans held in the Company’s alternative asset revolving warehouse funding facility with Wachovia Capital Markets, LLC (the “Wachovia Facility”) and loans classified as other corporate leveraged loans consist of loans that are not broadly syndicated and are, therefore, less liquid. These loans had historically been primarily considered to be held for investment and were reported at amortized cost with an allowance for loan losses, if necessary, unless the Company decided to sell one of these loans, in which case the loan was transferred to loans held for sale. During the year ended December 31, 2008, the Company began actively seeking to sell all of the loans held in the Wachovia Facility as the Company triggered an acknowledged termination event thereunder on November 30, 2008. The Company sold a significant portion of the loans held within the Wachovia Facility during the year ended December 31, 2008 and transferred all loans held within the Wachovia Facility to loans held for sale.  During the three months ended March 31, 2009, the Company sold loans held within the Wachovia Facility with a par value of $31.5 million for $10.8 million, net of interest of $0.2 million.  The Company realized a loss of $6.2 million reported in net gain (loss) on loans held for investment and loans held for sale in the condensed consolidated statements of operations during the three months ended March 31, 2009 as a result of these sales.  The Company had no further sales of loans within the Wachovia Facility during the six months ended June 30, 2009.

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

As of June 30, 2009, the Company’s commercial real estate loans consisted of four loans classified as held for investment totaling $9.3 million less an allowance for loan losses of $4.1 million. The Company did not recognize interest income on these loans for the three and six months ended June 30, 2009.

The following summarizes the activity within the allowance for loan losses for the six months ended June 30, 2009 and 2008:

	Allowance for Loan Losses
	2009	2008
	(In thousands)
Allowance for loan losses at January 1	$19,979	$5,300
Provision for loan losses	11,226	4,502
Charge-offs	(2,701)	(600)
Recoveries	85	—
Transfers to loans held for sale	—	(1,319)
Allowance for loan losses at June 30	$28,589	$7,883

The Company recorded realized losses on loans held for sale and loans held for investment of $1.9 million and $7.1 million in net gain (loss) on loans on the condensed consolidated statements of operations for the three and six months ended June 30, 2009, respectively.  The Company recorded realized losses on loans held for sale and loans held for investment of $7.7 million and $12.6 million in net gain (loss) on loans on the condensed consolidated statements of operations for the three and six months ended June 30, 2008, respectively.  The Company recorded unrealized gains on loans held for sale of $26.8 million and $37.8 million in net gain (loss) on loans in the condensed consolidated statements of operations for the three and six months ended June 30, 2009, respectively.  The Company recorded unrealized gains on loans held for sale of $13.2 million and unrealized losses of $8.4 million in net gain (loss) on loans in the condensed consolidated statements of operations for the three and six months ended June 30, 2008, respectively.  Unrealized gains on loans held for sale include recoveries up to original cost or value on the date the loan was transferred from loans held for investment to loans held for sale.

Prior to the Company’s sale of all of its preference shares in Market Square CLO on June 30, 2009, the Company consolidated all of the assets and liabilities of Market Square CLO.  Loans held in Market Square CLO primarily consisted of syndicated bank loans classified as held for sale.  During the three and six months ended June 30, 2009, the Company recorded unrealized gains of $30.8 million and $45.2 million, respectively, and realized losses of $2.1 million and $2.1 million, respectively, on loans held in Market Square CLO in net gain (loss) on loans in the condensed consolidated statements of operations.  During the three and six months ended June 30, 2008, the Company recorded unrealized gains of $7.3 million and unrealized losses of $11.4 million, respectively, and realized losses of $1.5 million and $2.1 million, respectively, on loans held in Market Square CLO in net gain (loss) on loans in the condensed consolidated statements of operations.

The Company did not recognize $1.1 million and $2.0 million, respectively, of interest income earned, but not yet received, on loans held for investment for the three and six months ended June 30, 2009. In addition, the Company did not recognize $1.9 million and $3.6 million, respectively, of interest income earned, but not yet received, on loans held for sale for the three and six months ended June 30, 2009.

7.         DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company seeks to manage a portion of its exposure to the effects of interest rate changes. Such exposure may arise from the issuance and forecasted rollover of short term liabilities or from liabilities with a contractual variable rate based on the London Interbank Offered Rate (“LIBOR”). As of June 30, 2009, the Company did not have any derivative instruments designated as hedging instruments, and all derivative instruments are carried at fair value.

The following table is a summary of the Company’s derivative instruments as of June 30, 2009:

		Notional			Estimated Net
	Count	Amount	Assets	Liabilities	Fair Value
		(In thousands)
Interest rate swaps	2	$30,000	$—	$863	$(863)
Interest rate cap	1	40,000	—	90	(90)
Warrants	3	n/a	61	—	61
	6	$70,000	$61	$953	$(892)

n/a — not applicable

The following table is a summary of the net gain (loss) on derivatives included in the statements of operations:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(In thousands)
Interest rate swaps	$2,939	$4,688	$2,766	$(214,551)
Credit default swaps	—	211	(119)	(1,934)
Total return swaps	—	821	—	(404)
Interest rate floors and caps	1	43	1	(513)
Warrants	41	307	(71)	257
Net gain (loss) on derivatives	$2,981	$6,070	$2,577	$(217,145)

Interest Rate Swaps

In general, when a fixed-rate or hybrid adjustable-rate RMBS is funded by a short term borrowing, the Company may enter into an interest rate swap agreement that effectively fixes a portion of the borrowing costs for a period close to the anticipated weighted-average life of the fixed-rate portion of the related RMBS. This strategy is designed to protect a portion of the Company’s portfolio from increased funding costs due to rising interest rates because the borrowing costs are not fixed for the duration of the fixed-rate period of the related RMBS. The Company did not enter into any interest rate swaps during the three and six months ended June 30, 2009.  The Company terminated two interest rate swaps with a notional value of $75.0 million and one interest rate swap with a notional value of $60.0 million matured during the three and six months ended June 30, 2009.

The weighted average fixed rate payable on the interest rate swaps as of June 30, 2009 was 4.07%.  The Company is currently in violation of substantially all of its International Swap Dealers Association (“ISDA”) agreements with its interest rate swap counterparties. Each of these ISDA agreements contains an equity decline trigger that the Company breached during the first quarter of 2008. This violation generally gives the counterparties the right to terminate the ISDA agreements and the related interest rate swaps. The Company has notified its active counterparties of the breach, and none of those counterparties has expressed an intention to terminate the ISDA agreements. To date, the violations of the Company’s ISDA agreements have not had a material adverse effect on its operations.

As of January 1, 2008, in conjunction with the adoption of SFAS No. 159, the Company de-designated $3.8 billion (notional) of interest rate swaps previously designated as a hedge with a net negative fair value of $85.9 million at de-designation, including accrued interest. Prior to the de-designation, designated interest rate swaps were carried at fair value with changes in value recorded directly into equity through other comprehensive loss, to the extent they were effective as a hedge, in accordance with the guidance under SFAS No. 133, Accounting for Derivatives and Hedging Activities, as amended and interpreted. As of the adoption date, the other comprehensive loss related to the de-designation of interest rate hedges was $69.9 million. To the extent that the forecasted rolls on repurchase agreement transactions continued as anticipated, the Company would have amortized this loss and the $27.3 million in other comprehensive loss related to previously de-designated swaps from other comprehensive loss into interest expense over the remaining original hedge period, and all future changes in fair value of the interest rate swaps would be reflected in the consolidated statements of operations. However, due to the significant RMBS sales activity and corresponding repurchase agreement repayment during the three months ended March 31, 2008, forecasted rolls on the repaid repurchase agreements did not continue as anticipated. As a result, a loss of $91.7 million was recognized during the three months ended March 31, 2008 in the consolidated statements of operations in net loss on derivatives, and a corresponding cumulative net loss relating to newly and previously de-designated interest rate swaps in other comprehensive loss was removed. The remaining $0.1 million in other comprehensive loss related to the terminated and de-designated swaps as of June 30, 2009 will be amortized over the remaining original hedge period. Additionally, the Company recorded a net increase to interest expense of $46,000 and $61,000 during the three months ended June 30, 2009 and 2008, respectively, and a net increase to interest expense of $95,000 and $5.3 million during the six months ended June 30, 2009 and 2008, respectively, related to the amortization of de-designated and terminated interest rate swaps.

Interest Rate Cap

The Company’s interest rate cap is structured such that the Company will receive payments based on the spread in rates, if the three-month LIBOR rate increases above certain agreed upon contractual rate, and the Company will make payments based on a nominal fixed interest rate.  This interest rate cap was entered into to manage interest rate exposure in DFR MM CLO.

Warrants

The Company holds warrants to purchase shares of companies with respect to which the Company is also a debt holder. These warrants were issued in connection with renegotiations of the loan agreements.

8.         REPURCHASE AGREEMENTS

Repurchase agreements are short term borrowings from financial institutions that bear interest rates that have historically moved in close relationship to the one-month, two-month or three-month LIBOR. As of June 30, 2009, the Company had repurchase agreements outstanding in the amount of $294.5 million (including $83,000 of accrued interest). The repurchase agreements had remaining maturities between 2 and 30 days and a weighted-average borrowing rate of 0.69%.

As of June 30, 2009, the Company had amounts at risk with the following repurchase agreement counterparties:

		Weighted-Average Maturity of Repurchase
	Amount at Risk (1)	Agreements
	(In thousands)	(In days)
Repurchase Agreement Counterparties:
Deutsche Bank Securities Inc.	$5,461	14
Fortis Securities LLC	9,890	2
Total	$15,351	4

(1)             Equal to the fair value of securities pledged, minus repurchase agreement liabilities and related accrued interest payable.

During the three and six months ended June 30, 2009, repurchase agreement liabilities declined by $24.2 million and $31.6 million, respectively, as a result of RMBS principal paydowns and RMBS sales, which resulted in associated repayments of repurchase agreement liabilities. The Company’s repurchase agreement liabilities are significantly concentrated with one counterparty that provides financing totaling 84.0% of the $294.5 million of repurchase agreement liabilities as of June 30, 2009. See Note 9 for additional discussion concerning securities received and pledged as collateral.

9.         SECURITIES RECEIVED AND PLEDGED AS COLLATERAL

To the extent that the Company receives collateral in connection with derivative and repurchase agreement transactions, it is generally permitted to sell or repledge these securities. As of June 30, 2009, the Company did not have any securities held as collateral.

The Company also pledges its own assets to collateralize its repurchase agreements and in connection with derivative transactions. These securities owned and pledged, where the counterparty has the right by contract or custom to sell or repledge the financial instruments, were approximately $309.3 million as of June 30, 2009 and consisted of RMBS pledged as initial collateral on repurchase agreements. In addition, as of June 30, 2009, the Company had $1.2 million of cash with counterparties as collateral on derivatives and $0.5 million of cash as additional collateral on repurchase agreements, which is included in due from broker on the condensed consolidated balance sheet.

10. LONG TERM DEBT

The following table summarizes the Company’s long term debt as of June 30, 2009:

		Weighted
	Carrying	Average
	Value	Rate
	(In thousands)
Recourse:
Trust Preferred Securities	$123,717	3.81%
Series A and Series B Notes	72,042	6.21%
Total Recourse	195,759	4.69%
Non-Recourse:
Wachovia Facility (1)	771	2.81%
DFR MM CLO (2)	231,000	1.80%
Total Non-Recourse	231,771	1.80%
Total long term debt	$427,530	3.13%

(1)             The Wachovia Facility was fully repaid subsequent to June 30, 2009.

(2)             Excludes $19.0 million of DFR MM CLO debt that is owned by the Company and eliminated upon consolidation. Had this debt been included, the weighted-average borrowing rate would be 2.05%.

Recourse debt refers to debt that is a general obligation of the Company.  Non-recourse debt refers to debt with recourse only to specific assets pledged as collateral to the lenders, such as warehouse facilities and the debt issued by CDOs that are consolidated as VIEs. The creditors of the non-recourse debt have no recourse to the other assets of the Company. None of the long term debt is subject to potential margin calls for additional pledges of cash or assets.  The carrying value of the collateral of the entities which the non-recourse debt holders have recourse for the repayment of outstanding debt are $1.5 million and $288.2 million for the Wachovia Facility and DFR MM CLO, respectively.

On May 8, 2009, the Company entered into a second amended and restated forbearance agreement related to the Wachovia Facility extending the period through which no action will be taken in respect of any prior noncompliance with the covenant requiring the Company to maintain stockholders’ equity of at least $240.0 million as well as certain other covenants under the Wachovia Facility through the earlier of July 7, 2009 and the date of any breach of the forbearance agreement by the Company.  The Wachovia Facility was fully repaid and all of the Company’s obligations thereunder were satisfied subsequent to June 30, 2009.

On July 31, 2009, the Company entered into three supplemental indentures with the holders of the trust preferred securities issued by each of Deerfield Capital Trust I, Deerfield Capital Trust II and Deerfield Capital Trust III.  See Note 18 for additional disclosure regarding the supplemental indentures.

11. STOCKHOLDERS’ EQUITY

Performance Shares

During the three months ended June 30, 2009, the Company granted 12,019 restricted stock units (the “Performance Shares”) to each of the five non-employee directors of the Company’s board of directors (the “Board”) as a component of their compensation.  The Company recorded $250,000 in expense within other general and administrative expense on the condensed consolidated income statement during the three months ended June 30, 2009 related to these grants.  Each of the Performance Shares represents the right to receive one share of the Company’s common stock on May 19, 2012, subject to forfeiture and acceleration upon the occurrence of certain specified events. The number of Performance Shares granted to each non-employee director is subject to adjustment for dividends or other distributions paid between June 11, 2009 and May 19, 2012 and may also be adjusted, as determined by the Board, in connection with any stock dividends, stock splits, subdivisions or consolidations of shares (including reverse stock splits) or similar changes in the Company’s capitalization.

During 2008, the Company granted Performance Shares to each of the five non-employee directors of the Board as a component of their compensation and to certain of its employees as partial payment of their 2007 bonus. Each of the Performance Shares represents the right to receive one share of the Company’s common stock on March 3, 2011, subject to forfeiture and acceleration upon the occurrence of certain specified events. The number of Performance Shares granted to each non-employee director and employee is subject to adjustment for dividends or other distributions paid between March 3, 2008 and March 3, 2011 and may also be adjusted, as determined by the Board, in connection with any stock dividends, stock splits, subdivisions or consolidations of shares (including reverse stock splits) or similar changes in the Company’s capitalization.

The following table summarizes Performance Shares activity for the six months ended June 30, 2009:

Performance shares as of January 1, 2009	248,069
Granted	60,095
Performance shares as of June 30, 2009	308,164

Restricted Stock Grants

During the three months ended March 31, 2009, vesting was accelerated on an additional 541 shares of common stock for an employee terminated in 2009 as a result of the November 2008 Plan. See Note 15 for further information regarding the November 2008 Plan.  In addition, during the three months ended March 31, 2009, 541 shares of common stock vested under the terms of the grant.  During the three months ended June 30, 2009, an employee forfeited 108 shares of common stock.   The unamortized amount of the share-based payments totaled $32,000 as of June 30, 2009, and is being recognized on a straight-line basis over the remaining vesting period as an expense to compensation and benefits in the condensed consolidated statements of operations and an off-setting credit to additional paid-in capital.

The following table summarizes changes in restricted stock grants (number of shares) granted by Deerfield prior to the Merger and obtained as a result of the Merger for the six months ended June 30, 2009:

Number of Shares
Nonvested, January 1, 2009	1,623
Vested	(1,082)
Forfeited	(108)
Nonvested as of June 30, 2009	433

Unvested Warrants

In connection with the formation of DPLC, the Company issued to Pegasus Deerfield (AIV), LLC, an affiliate of Pegasus (“Pegasus Deerfield”), (i) a five-year warrant to purchase 2,500,000 shares of the Company’s common stock at an exercise price of $4.25 per share (“Warrant A”) and (ii) a five-year warrant to purchase 500,000 shares of the Company’s common stock at an exercise price of $10.00 per share (“Warrant B” and, together with Warrant A, the “Warrants”).  The Warrants are subject to certain vesting conditions, including that none of the Warrants vest prior to April 9, 2011 and that the Warrants will vest only if Pegasus maintains a certain minimum investment in DPLC.  In addition, Pegasus will be required by a certain specified date to make an election to either retain the Warrants or receive a share of the incentive allocations and investment advisory fees paid to the Company and DCM in respect of certain future investment funds and separately managed accounts managed by DCM that invest primarily in syndicated bank loans to and bonds issued by non-investment grade borrowers.  In the event that Pegasus elects to receive these subsequent fund economics, they will forfeit the Warrants.  Simultaneously with the execution of the Warrants, the Company entered into a registration rights agreement, dated as of April 9, 2009, with Pegasus Deerfield that provides registration rights with respect to the shares of the Company’s common stock underlying the Warrants.  The Warrants have not yet vested, and a measurement date has not yet been established because Pegasus Deerfield has not yet met the performance requirements and a sufficiently large disincentive for nonperformance of such requirements does not exist; therefore, no expense associated with the warrants has been recorded for the three and six months ended June 30, 2009.

12.          COMPUTATION OF EARNINGS (LOSS) PER SHARE

The following table presents the calculation of basic and diluted earnings (loss) per share:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(In thousands, except per share data)

Net income (loss)	$49,906	$5,692	$61,445	$(457,918)
Less: Cumulative convertible preferred stock dividends and accretion	—	—	—	2,393
Net income (loss) attributable to common stockholders	49,906	5,692	61,445	(460,311)
Net (income) loss attributable to noncontrolling interest	2,960	—	2,960	—
Net income (loss) attributable to Deerfield Capital Corp.	$52,866	$5,692	$64,405	$(460,311)

Weighted average shares used in basic and diluted calculations	6,731	6,882	6,717	6,213

Net income (loss) attributable to Deerfield Capital Corp. per share - basic	$7.85	$0.83	$9.59	$(74.08)

Net income (loss) attributable to Deerfield Capital Corp. per share - diluted	$7.85	$0.83	$9.59	$(74.08)

For the three and six months ended June 30, 2009, restricted stock grants for 433 shares of the Company’s common stock are not included in the calculation of diluted net income per share because their effect was anti-dilutive under the treasury stock method.  For the three and six months ended June 30, 2008, restricted stock grants for 6,429 shares of the Company’s common stock are not included in the calculation of diluted net income (loss) per share because their effect was anti-dilutive under the treasury stock method. For the three and six months ended June 30, 2009, Warrant A and Warrant B, issued in connection with the formation of DPLC, are not included in the calculation of dilutive net income (loss) per share because their effect was anti-dilutive.  For the six months ended June 30, 2008, the 14,999,992 shares of Series A Preferred Stock (not adjusted to reflect the 1-for-10 reverse stock split effected on October 16, 2008) are not included in calculation of diluted net loss per share because their effect was anti-dilutive. On March 11, 2008, the Series A Preferred Stock converted into 14,999,992 shares of common stock (not adjusted to reflect the 1-for-10 reverse stock split effected on October 16, 2008), which are included in the calculation of basic earnings (loss) per share.

13.          ACCUMULATED OTHER COMPREHENSIVE LOSS

The following is a summary of the components of accumulated other comprehensive loss:

	For the six months ended June 30, 2009
	Available-for-	Cash Flow	Foreign Currency
	Sale Securities	Hedges	Translation	Total
	(In thousands)
Beginning balance - January 1, 2009	$(4,055)	$(199)	$(2)	$(4,256)
Unrealized net gain for the period	1,452	—	—	1,452
Deconsolidation of Market Square CLO	2,603	—	—	2,603
Foreign currency gain	—	—	57	57
Reclassification adjustments:
Hedging amortization recognized in earnings	—	95	—	95
Ending balance - June 30, 2009	$—	$(104)	$55	$(49)

14.          INCOME TAXES

The Company has recorded deferred income taxes as of June 30, 2009 in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”). The Company records deferred tax assets and liabilities for the future tax consequences attributable to differences between the GAAP carrying amounts and their respective income tax bases.  As required by SFAS No. 109, DFR evaluated the likelihood of realizing tax benefits in future periods, which requires the recognition of a valuation allowance to reduce any deferred tax assets to an amount that is more likely than not to be realized.

As of June 30, 2009, the Company concluded that, due to the ongoing disruption and uncertainty in the credit markets, a full valuation allowance on the deferred tax asset would be recorded. Accordingly, as of June 30, 2009, the Company has recognized a gross deferred tax asset of $356.3 million, a deferred tax liability of $2.0 million and a valuation allowance for deferred tax assets in the amount of $354.3 million. As such, the Company recognized no net deferred tax asset as of June 30, 2009. In future reporting periods, the Company will continue to reassess its ability to recognize additional deferred tax assets, which will impact the Company’s recorded income tax expense or benefit on the condensed consolidated statement of operations at that time.

As of June 30, 2009 the Company had a federal net operating loss (“NOL”) of approximately $195.0 million, which will be available to offset future taxable income, subject to the limitations described below. If not used, this NOL will begin to expire in 2028. The Company also had net capital losses (“NCLs”) in excess of capital gains of $416.7 million as of June 30, 2009, which can be carried forward to offset future capital gains, subject to the limitations described below. If not used, this carryforward will begin to expire in 2012. No assurance can be provided that the Company will have future taxable income or future capital gains to benefit from its NOL and NCL carryovers. In addition, the Company’s NOL and NCL carryovers may be limited by Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), if the Company undergoes an ownership change as defined in those sections (“Ownership Change”).  Generally, there is an Ownership Change if, at any time, one or more 5.0% shareholders (as defined in the Code) have aggregate increases in their ownership of the Company of more than 50 percentage points looking back over the relevant testing period, which can occur as a result of acquisitions and certain dispositions of common stock by the Company’s 5.0% shareholders.  If an Ownership Change occurs, the Company’s ability to use its NOLs, NCLs and certain recognized built-in losses to reduce its taxable income in a future year would generally be limited to an annual amount (the “Section 382 Limitation”) equal to the fair value of the Company immediately prior to the Ownership Change multiplied by the “long term tax-exempt interest rate.” In the event of an Ownership Change, NOLs and NCLs that exceed the Section 382 Limitation in any year will continue to be allowed as carryforwards for the remainder of the carryforward period, and such NOLs and NCLs can be used to offset taxable income for years within the carryforward period subject to the Section 382 Limitation in each year. However, if the carryforward period for any NOL or NCL were to expire before that loss is fully utilized, the unused portion of that loss would be lost.

For the three and six months ended June 30, 2009, the Company recognized income tax expense of $0.2 million, primarily as a result of differences in the calculation of alternative minimum taxable income versus regular taxable income.

On May 19, 2009, the Company held an annual stockholders meeting (the “Annual Meeting”) at which the Company’s stockholders approved an amendment to the Company’s charter to restrict certain acquisitions and dispositions of the Company’s securities and to remove references to the Company’s operation as a REIT as one of the purposes of the Company (the “Charter Amendment”). The restrictions on acquisitions and dispositions of the Company’s securities contained in the Charter Amendment are intended to preserve the benefit of the Company’s NOLs, NCLs and certain other tax attributes for tax purposes. The Charter Amendment was filed with the Maryland State Department of Assessments and Taxation on May 20, 2009.   In connection with the Charter Amendment, the Company’s stockholder rights plan that was adopted on March 11, 2009 automatically terminated.

The Charter Amendment is designed to prevent an Ownership Change.  The Charter Amendment generally prohibits any direct or indirect sale, transfer, assignment, exchange, issuance, grant, redemption, repurchase, conveyance, pledge or other disposition of shares of the Company’s common stock or rights or options to purchase the Company’s common stock or any other interests that would be treated as stock of the Company under the income tax regulations promulgated under the Code, if as a result of such sale, transfer, assignment, exchange, issuance, grant, redemption, repurchase, conveyance, pledge or other disposition, any person or group becomes a 5% shareholder (as defined in the Code), which generally includes a person or group that beneficially owns 5% or more of the market value of the total outstanding shares of the Company’s common stock, or the percentage of the Company’s common stock owned by a 5% shareholder (as defined in the Code) would be increased. As a result of these restrictions, certain transfers of stock by existing 5% shareholders are prohibited. In addition to other exceptions, a person will not be treated as violating the Charter Amendment as a result of acquiring shares of stock, directly or indirectly, as a result of the issuance of a warrant, the exercise thereof or the transfer or acquisition of such warrant or stock acquired thereby, where such warrant had first been issued upon approval of the Board unless and until the person to whom such warrant was issued thereafter acquires any stock that is unrelated to the warrant. The Board has granted limited exemptions to the Charter Amendment as disclosed in its Current Report on Form 8-K filed with the SEC on May 19, 2009.

If the Board determines that a transfer would be prohibited, then, upon the Company’s written demand, the purported transferee will transfer the securities that are the subject of the prohibited transfer, or cause such securities to be transferred, to an agent designated by the Board. The agent will sell the securities to a buyer or buyers, which may include the Company, in one or more arm’s-length transactions that comply with the Charter Amendment. If the purported transferee has resold the securities before receiving the Company’s demand to surrender them to the agent, the purported transferee will be deemed to have sold the securities for the agent and will be required to transfer to the agent any distributions received with respect to such securities and any proceeds of the sale of such securities (except for any proceeds which the Company grants the purported transferee written permission to retain and which do not exceed the amount that the purported transferee would have received from the agent if the agent had resold such securities). The proceeds of the sale of any such securities will be applied first to the agent to cover its costs and expenses, second to the purported transferee, up to the lesser of the amount paid by the purported transferee for the securities or the fair market value of the securities at the time of the attempted transfer, and third to one or more charitable organizations selected by the Board. In no event will the proceeds of the sale of such securities inure to the Company’s benefit.

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

The following table provides a rollforward of the activity included within the accrued and other liabilities line item in the condensed consolidated balance sheets related to the March 2008 Plan and the November 2008 Plan:

	Employee Severance Accrual	Exit Costs Accrual	Total
	(In thousands)
Balance - January 1, 2009	$1,083	$175	$1,258
Provisions	183	42	225
Payments	(1,228)	(129)	(1,357)
Balance - June 30, 2009	$38	$88	$126

16.          SEGMENT REPORTING

The Company operates in two reportable segments, Investment Management and Principal Investing. Management evaluates the performance of each business unit based on segment results, expenses and revenues. It is also important to understand when viewing segment results that they include direct and allocated expenses and revenues.

The following summarizes the financial information concerning the Company’s reportable segments (as described in Note 1):

	For the three months ended June 30, 2009
	(In thousands)
	Investment Management	Principal Investing	Eliminations		Consolidated

Interest income	$16	$14,082	$—		$14,098
Interest expense	1,314	4,352	—		5,666
Net interest (expense) income	(1,298)	9,730	—		8,432
Provision for loan losses	—	9,119	—		9,119
Net interest (expense) income after provision for loan losses	(1,298)	611	—		(687)
Investment advisory fees	5,428	—	(1,419	)(1)	4,009
Total net revenues	$4,130	$611	$(1,419)		$3,322
Depreciation and amortization	$1,629	$—	$—		$1,629
Income tax expense	$10	$150	$—		$160
Net (loss) income	$(1,982)	$51,888	$—		$49,906

	For the three months ended June 30, 2008
	(In thousands)
	Investment Management	Principal Investing	Eliminations		Consolidated

Interest income	$155	$21,669	$—		$21,824
Interest expense	1,583	10,838	—		12,421
Net interest (expense) income	(1,428)	10,831	—		9,403
Provision for loan losses	—	2,302	—		2,302
Net interest (expense) income after provision for loan losses	(1,428)	8,529	—		7,101
Investment advisory fees	16,783	—	(4,424	)(1)	12,359
Total net revenues	$15,355	$8,529	$(4,424)		$19,460
Depreciation and amortization	$2,580	$—	$—		$2,580
Income tax expense	$479	$2,389	$—		$2,868
Net income	$728	$4,964	$—		$5,692

	For the six months ended June 30, 2009
	(In thousands)
	Investment Management	Principal Investing	Eliminations		Consolidated

Interest income	$62	$27,818	$—		$27,880
Interest expense	2,658	10,007	—		12,665
Net interest (expense) income	(2,596)	17,811	—		15,215
Provision for loan losses	—	11,226	—		11,226
Net interest (expense) income after provision for loan losses	(2,596)	6,585	—		3,989
Investment advisory fees	11,629	—	(2,883	)(1)	8,746
Total net revenues	$9,033	$6,585	$(2,883)		$12,735
Depreciation and amortization	$3,264	$—	$—		$3,264
Income tax expense	$28	$150	$—		$178
Net (loss) income	$(3,905)	$65,350	$—		$61,445

As of June 30, 2009
(In thousands)
Identifiable assets	$50,177	$686,834	$(2,371	)(2)	$734,640

	For the six months ended June 30, 2008
	(In thousands)
	Investment Management	Principal Investing	Eliminations		Consolidated

Interest income	$497	$82,677	$—		$83,174
Interest expense	3,554	56,467	—		60,021
Net interest (expense) income	(3,057)	26,210	—		23,153
Provision for loan losses	—	4,502	—		4,502
Net interest (expense) income after provision for loan losses	(3,057)	21,708	—		18,651
Investment advisory fees	32,860	—	(8,382	)(1)	24,478
Total net revenues	$29,803	$21,708	$(8,382)		$43,129
Depreciation and amortization	$5,267	$—	$—		$5,267
Income tax (benefit) expense	$(8,191)	$3,857	$—		$(4,334)
Net loss	$(20,046)	$(437,872)	$—		$(457,918)

As of June 30, 2008
(In thousands)
Identifiable assets	$197,246	$2,239,542	$(2,087	)(2)	$2,434,701

(1)	Represents the fees charged to the Principal Investing segment by the Investment Management segment on a cost plus basis for investment advisory, management and operational services.
(2)

Represents the payable for fees charged to the Principal Investing segment by the Investment Management segment and the intercompany receivable from the Principal Investing segment for expenses paid by the Investment Management segment which have not yet been reimbursed by the Principal Investing segment.

The Principal Investing segment financial information presented above includes the financial results of DFR MM CLO as of and for the three and six months ended June 30, 2009 and 2008, Market Square CLO for the three and six months ended June 30, 2009 and as of June 30, 2008 and DPLC as of and for the three and six months ended June 30, 2009.

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

2009 Interim Chairman Compensation Agreement

On March 5, 2009, the Company entered into a letter agreement (the “2009 Rothschild Compensation Agreement”) with Peter H. Rothschild setting forth the fees payable to him for his services as Interim Chairman of the Board for the year ended December 31, 2009. The 2009 Rothschild Compensation Agreement provides for two discretionary fees, a “Capital Transaction Success Fee” not to exceed $1,000,000 and a “Non-Capital Transaction Success Fee” not to exceed $500,000, which may be paid if certain specified conditions are met.   In addition, the 2009 Rothschild Compensation Agreement provides for a “Fund Success Fee” of $250,000 relating to a new investment vehicle, provided the closing of initial capital commitments to the investment vehicle occurred on or before June 30, 2009 and the total amount of such commitments exceeded $50.0 million.  The Fund Success Fee was paid on April 17, 2009 as a result of the investment venture with Pegasus announced on April 14, 2009.

Resolution of Notice of Non-Compliance with NYSE Amex Continued Listing Standard

On April 15, 2009, the Company was notified by the NYSE Amex LLC (the “NYSE Amex”), that it was not in compliance with a NYSE Amex continued listing standard applicable to its common stock. On June 29, 2009, the Company received notification from the NYSE Amex that the Company had resolved the continued listing deficiency referenced in the NYSE Amex’s letter dated April 15, 2009.  The Company’s believes DFR’s listing is currently in good standing with the NYSE Amex.

Other Commitments

The Company had unfunded investment commitments on bank loans of $7.0 million as of June 30, 2009. The timing and amount of additional funding on these bank loans are at the discretion of the borrower, to the extent the borrower satisfies certain requirements in the loan documentation.  Additionally, the Company has a remaining unfunded commitment of $11.0 million to DPLC, which is subject to numerous conditions, any or all of which may not be satisfied.

18.  SUBSEQUENT EVENTS

In connection with the preparation of the condensed consolidated financial statements and in accordance with the recently issued SFAS No. 165, the Company evaluated subsequent events after the balance sheet date of June 30, 2009 through August 10, 2009, the date of issuance of the financial statements.

On July 31, 2009, the Company entered into the three supplemental indentures (the “Supplemental Indentures”) with the holders of the trust preferred securities issued by each of Deerfield Capital Trust I, Deerfield Capital Trust II and Deerfield Capital Trust III (collectively, the “Trust Preferred Securities”).  The Supplemental Indentures amend the consolidated net worth covenants (the “Net Worth Covenants”) contained in the indentures governing the Trust Preferred Securities to (i) permanently decrease the net worth required by the Net Worth Covenants from $175 million to $50 million and (ii) provide that the initial measurement date for compliance with the Net Worth Covenants will be September 30, 2012.  In addition, the Supplemental Indentures contain provisions prohibiting the Company from (i) incurring additional indebtedness for the life of the Trust Preferred Securities, except for indebtedness permitted to be incurred in accordance with provisions that are substantially similar to the provisions of the agreements governing the Series A Senior Secured Notes and Series B Senior Secured Notes issued in connection with the Merger (the “Series A and Series B Notes”) and (ii) declaring additional dividends or distributions on its capital stock for the life of the Trust Preferred Securities, except as permitted in accordance with provisions that are substantially similar to the provisions of the agreements governing the Series A and Series B Notes.  The Supplemental Indentures also provide the representative of the holders of the Trust Preferred Securities with certain inspection rights.  The Supplemental Indentures supersede the temporary waiver of the Net Worth Covenants obtained from the holders of the Trust Preferred Securities in 2008.  The Company paid the holders of the Trust Preferred Securities a fee of $250,000 on July 31, 2009 and committed to pay such holders an additional fee of $250,000 on or before July 31, 2010 in connection with the Supplemental Indentures.

The Wachovia Facility was fully repaid and all of the Company’s obligations thereunder were satisfied subsequent to June 30, 2009.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements in this discussion regarding the industry outlook and our expectations regarding the future performance of our business and the other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in this quarterly report on Form 10-Q, or Quarterly Report,  beginning on page 3 under the title “Special Note Regarding Forward Looking Statements” and in “ Part II — Item 1A. Risk Factors” and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as filed with the Securities and Exchange Commission on March 16, 2009, or our Annual Report,  in “ Part I — Item 1A. Risk Factors.”  You should read the following discussion together with our condensed consolidated financial statements and notes thereto included in “Part I — Item 1. Financial Statements” of this Quarterly Report. Unless otherwise noted or the context otherwise requires, we refer to Deerfield Capital Corp. as “DFR,” to DFR and its subsidiaries as “we,” “us,” “our” or “our company,” to Deerfield & Company LLC, one of our indirect wholly-owned subsidiaries, as “Deerfield” and to Deerfield Capital Management LLC, our former external manager and another of our indirect wholly-owned subsidiaries, as “DCM.” We refer to our acquisition of Deerfield pursuant to a merger agreement, dated as of December 17, 2007, among us, DFR Merger Company, LLC (our wholly-owned subsidiary that was merged into Deerfield), Deerfield and Triarc Companies, Inc., or Triarc (as sellers’ representative) by which DFR Merger Company, LLC was merged with and into Deerfield on December 21, 2007 as the “Merger.”

Overview

We are a Maryland corporation with an Investment Management segment that manages approximately $9.9 billion of client assets ($311.9 million of which is also included in our Principal Investing portfolio), as of July 1, 2009, including bank loans and other corporate debt, residential mortgage-backed securities, or RMBS, government securities and asset-backed securities, or ABS. In addition, our Principal Investing segment has an investment portfolio of approximately $612.9 million as of June 30, 2009, comprised of fixed income investments, including bank loans and other corporate debt and RMBS. Historically, we had elected to be taxed as a real estate investment trust, or REIT. However, our status as a REIT terminated in 2008 when we converted to a C corporation to maximize the use of potential significant tax benefits and provide more flexibility with respect to future capital investment.

We and our subsidiaries have operated, and intend to continue to operate, in such a way as to be excluded from registration under the Investment Company Act of 1940, as amended, or 1940 Act. DFR and its wholly-owned subsidiary Deerfield Capital LLC, or DC LLC, are excluded from registration under the 1940 Act because no more than 40% of their assets, on an unconsolidated basis, excluding cash and government securities, are investment securities. We intend to continue to qualify for this exclusion by monitoring the value of all our subsidiaries and any investment securities we own to ensure that at all times, no more than 40% of their assets, on an unconsolidated basis, excluding certain items, will be investment securities under the 1940 Act.

After the close of business on October 16, 2008, we effected a 1-for-10 reverse stock split of our common stock. All share and per share amounts throughout this Quarterly Report have been retroactively restated to reflect the reverse stock split, unless otherwise noted.

On April 14, 2009, we announced the formation of Deerfield Pegasus Loan Capital LP, or DPLC, our investment venture with Pegasus Capital Advisors L.P., or Pegasus.  Pegasus is a U.S. based private equity firm.  Pegasus and DFR have committed to invest $75.0 million and $15.0 million, respectively, in DPLC with such amounts to be invested primarily in corporate bank loans and other senior secured corporate loans.  DPLC is managed by DCM.  The commitments of each of Pegasus and DFR are subject to numerous conditions, any or all of which may not be satisfied.  As of June 30, 2009, Pegasus and DFR have funded $20.0 million and $4.0 million, respectively, of such commitments.

In connection with the formation of DPLC, we issued to Pegasus Deerfield (AIV), LLC, an affiliate of Pegasus, or Pegasus Deerfield, (i) a five-year warrant to purchase 2,500,000 shares of our common stock at an exercise price of $4.25 per share, or Warrant A, and (ii) a five-year warrant to purchase 500,000 shares of our common stock at an exercise price of $10.00 per share, or Warrant B and, together with Warrant A, the Warrants. The Warrants are subject to certain vesting conditions including that none of the Warrants vest prior to April 9, 2011 and that the Warrants vest only if Pegasus maintains a certain minimum investment in DPLC. In addition, Pegasus will be required by a certain specified date to make an election to either retain the Warrants or receive a share of the incentive allocations and investment advisory fees paid to us and DCM in respect of certain future investment funds and separately managed accounts managed by DCM that invest primarily in syndicated bank loans to and bonds issued by non-investment grade borrowers.  In the event that Pegasus elects to receive these subsequent fund economics, it will forfeit the Warrants. Simultaneously with the execution of the Warrants, we entered into a registration rights agreement, dated as of April 9, 2009, with Pegasus Deerfield that provides registration rights with respect to the shares of our common stock underlying the Warrants.  The Warrants have not yet vested, and no expense associated with the warrants has been recorded for the three and six months ended June 30, 2009.

As of June 30, 2009 and for the three and six months ended June 30, 2009 and 2008, we consolidated DFR Middle Market CLO Ltd., or DFR MM CLO, as we are deemed to be the primary beneficiary of this variable interest entity, or VIE.  We also consolidated Market Square CLO Ltd., or Market Square CLO, as of December 31, 2008 and for the three and six months ended June 30, 2009 and 2008.  On June 30, 2009, we sold all of our preference shares in Market Square CLO to an unrelated third party in exchange for an upfront payment and a delayed purchase price in the form of a right to receive a portion of the future distributions, if any, on the preference shares.  As a result of the sale, we determined we are no longer the primary beneficiary of Market Square CLO and therefore deconsolidated Market Square CLO.  We are, however, deemed to retain a beneficial interest in the preference shares of Market Square CLO as a result of the delayed purchase price.  The carrying value of the beneficial interest was de minimis as of June 30, 2009.  As of June 30, 2009, none of the Market Square CLO assets, liabilities or equity are included in our condensed consolidated balance sheet; however, all of the financial impacts to our condensed consolidated statement of operations from our previous consolidation of Market Square CLO were recognized through June 30, 2009.  We recognized a gain on the deconsolidation of Market Square CLO of $29.6 million in our condensed consolidated statement of operations for the three and six months ended June 30, 2009.

During the three months ended June 30, 2009, we also consolidated DPLC as a result of our controlling interest therein pursuant to the consolidation guidance in Statement of Financial Accounting Standards, or SFAS, No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51, or SFAS No. 160.  We consolidated 100% of the assets and liabilities of DPLC and the general partner of DPLC, DPLC General Partner LLC, or DPLC GP, through which we made our investment in DPLC.  We have a controlling financial interest in DPLC and DPLC GP as a result of our owning more than 50% of the outstanding voting interest in DPLC GP.  Although we consolidate 100% of the assets and liabilities and the results of operations of DPLC and DPLC GP, our maximum exposure to loss on our investment in these entities is limited to our investment in DPLC GP, which as of June 30, 2009 totaled $3.9 million. Net income (loss) attributable to DFR excludes the net loss attributable to noncontrolling interest.  We consolidated assets of $22.8 million and liabilities of $2.4 million related to DPLC as of June 30, 2009.

Our Business

Our business is managed in two operating segments: Investment Management and Principal Investing. Our Investment Management segment involves earning investment advisory fees for managing a variety of investment products including collateralized debt obligations, or CDOs, separately managed accounts and other investment vehicles. Our Principal Investing segment involves maintaining an investment portfolio comprised primarily of bank loans and other corporate debt, Agency RMBS (as defined below) and non-Agency RMBS. Agency RMBS are backed by mortgage loans and are guaranteed as to principal and interest by federally chartered entities such as the Federal National Mortgage Association, or Fannie Mae, or the Federal Home Loan Mortgage Corporation, or Freddie Mac, and, in the case of the Government National Mortgage Association, or Ginnie Mae, the U.S. government. We refer to these entities as “Agencies” and to RMBS guaranteed or issued by the Agencies as “Agency RMBS.” Our Agency RMBS portfolio consists of Fannie Mae and Freddie Mac securities. We refer to our investments in senior secured loans (first lien and second lien term loans), senior subordinated debt facilities and other junior securities, typically in middle market companies across a range of industries, as “Corporate Loans.”

Investment Management Segment

Our Investment Management segment is operated through DCM. DCM manages investment accounts for various types of clients, including separately managed accounts (separate, non-pooled accounts established by clients), CDOs and other investment vehicles. Except for the separately managed accounts, these clients are collective investment vehicles that pool the capital contributions of multiple investors, which are typically financial institutions, such as insurance companies and banks, employee benefits plans and “funds of funds” (investment funds that in turn allocate their assets to a variety of other investment funds). Our teams that manage these accounts are supported by various other groups within DCM, such as risk management, systems, accounting, operations and legal. DCM enters into an investment management agreement with each client, pursuant to which the client grants DCM discretion to purchase and sell securities and other financial instruments.

Our primary source of revenue from our Investment Management segment is the investment advisory fees paid by the accounts we manage. These fees typically consist of management fees based on the account’s assets and, in some cases, performance fees based on the profits we generate for the account.

Assets Under Management

As of July 1, 2009, DCM’s total assets under management, or AUM, was approximately $9.9 billion held in 28 CDOs, one other investment vehicle and six separately managed accounts.

The following table summarizes the AUM for each of our product categories:

	Number of	AUM as of
	Accounts	July 1, 2009
		(In thousands)
CDOs (1)
CLOs	12	$4,098,226
Asset-backed securities	12	4,561,067
Corporate bonds	4	855,050
Total CDOs	28	9,514,343
Other investment vehicle (2)	1	22,106
Separately managed accounts (3)	6	322,928
Total AUM (4)		$9,859,377

(1)

CDO AUM numbers generally reflect the aggregate principal or notional balance of the collateral and, in some cases, the cash balance held by the CDOs and are as of the date of the last trustee report received for each CDO prior to July 1, 2009. The AUM for our Euro-denominated CDOs has been converted into U.S. dollars using the spot rate of exchange on June 30, 2009.

(2)	Other investment vehicle AUM represents the AUM of DPLC.
(3)	AUM for certain of the separately managed accounts is a multiple of the capital actually invested in such account. Management fees for these accounts are paid on this higher AUM amount.
(4)

Included in Total AUM are $289.8 million and $22.1 million related to DFR MM CLO and DPLC, respectively, for July 1, 2009, which amounts are also included in the total AUM reported for the Principal Investing portfolio as of June 30, 2009. DCM manages DFR MM CLO but is not contractually entitled to receive any management fees so long as 100% of the equity is held by DC LLC or an affiliate thereof.   DCM manages DPLC and receives management fees for its services.  All other amounts included in the Principal Investing portfolio are excluded from Total AUM.

Principal Investing Segment

Income from our Principal Investing segment is influenced by four factors: (i) the net spread, or difference, between the interest income we earn on our investment portfolio and the cost of our borrowings included in (ii) as gain/loss, (ii) the recognized gains and losses on our investment portfolio, (iii) provision for loan losses, if any, and (iv) the volume or aggregate amount of such investments. Our net interest income will vary based upon, among other things, the difference between the interest rates earned on our interest-earning investments, the borrowing costs of the liabilities used to finance those investments and the volume of such investments. We use leverage to seek to enhance our returns, which can also magnify losses. The cost of borrowings to finance our investments comprises a significant portion of our operating expenses.

The following table is a summary of our Principal Investing segment by asset class:

	June 30, 2009
	Carrying	% of Total
Principal Investments	Value	Investments
	(In thousands)

RMBS	$311,154	48.5%
Corporate leveraged loans:
Loans held in DFR MM CLO	299,751	46.7%
Loans held in the Wachovia Facility	1,251	0.2%
Other corporate leveraged loans	8,112	1.3%
Loans held in DPLC	6,841	1.1%
Commercial real estate loans and securities	9,270	1.4%
Equity securities	4,780	0.7%
Other investments	315	0.1%
Total Investments	641,474	100.0%
Allowance for loan losses	(28,589)
Net Investments	$612,885

Our Strategy

We are focused on growing the Investment Management segment of our business by launching new investment products that will diversify our revenue streams and take advantage of our core competencies of credit analysis and asset management. We intend to make investments in certain of these new investment products. We believe that the growth of fee-based income through the management of alternative investment products will provide the most attractive risk-adjusted return on capital.  On April 14, 2009, we announced DPLC, our investment venture with Pegasus.  Pegasus and DFR have committed to invest $75.0 million and $15.0 million, respectively, in DPLC with such amounts to be invested primarily in corporate bank loans and other senior secured corporate loans that DFR and Pegasus believe are priced at attractive levels.  DPLC is managed by DCM.  The commitments of each of Pegasus and DFR are subject to numerous conditions, any or all of which may not be satisfied.

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

We are focused on managing our Principal Investing segment by opportunistically selling Corporate Loans held outside of DFR MM CLO Ltd., or DFR MM CLO, and redeploying our capital into other fee-based strategies. In the near term, we expect to continue to hold our RMBS portfolio both for the net interest income it provides and as a source of liquidity.

Additionally, we continue to explore strategic opportunities in order to maximize value for our stockholders.

Charter Amendment

On May 19, 2009, we held an annual stockholders meeting, or the Annual Meeting, at which our stockholders approved an amendment to our charter to restrict certain acquisitions and dispositions of our securities and to remove references to our operation as a REIT as one of our purposes, or the Charter Amendment. The restrictions on acquisitions and dispositions of our securities contained in the Charter Amendment are intended to preserve the benefit of our federal net operating losses, or NOLs, net capital losses, or NCLs and certain other tax attributes for tax purposes. The Charter Amendment was filed with the Maryland State Department of Assessments and Taxation on May 20, 2009.   In connection with the Charter Amendment, our stockholder rights plan that was adopted on March 11, 2009 automatically terminated.

The Charter Amendment is designed to prevent an ownership change, or and Ownership Change, as defined in Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code.  Sections 382 and 383 of the Code impose significant limitations on the ability of a corporation to use its NOLs, and NCLs to offset income in circumstances where such corporation has experienced an Ownership Change, and may also limit a corporation’s ability to use any built-in losses recognized within five years of any Ownership Change. Generally, there is an Ownership Change if, at any time, one or more 5.0% shareholders (as defined in the Code) have aggregate increases in their ownership of DFR of more than 50 percentage points looking back over the relevant testing period, which can occur as a result of acquisitions and certain dispositions of common stock by our 5.0% shareholders.

The Charter Amendment generally prohibits any direct or indirect sale, transfer, assignment, exchange, issuance, grant, redemption, repurchase, conveyance, pledge or other disposition of shares of our common stock or rights or options to purchase our common stock or any other interests that would be treated as stock under the income tax regulations promulgated under the Code, if as a result of such sale, transfer, assignment, exchange, issuance, grant, redemption, repurchase, conveyance, pledge or other disposition, any person or group becomes a 5% shareholder (as defined in the Code), which generally includes a person or group that beneficially owns 5% or more of the market value of the total outstanding shares of our common stock, or the percentage of our common stock owned by a 5% shareholder (as defined in the Code) would be increased. As a result of these restrictions, certain transfers of stock by existing 5% shareholders are prohibited. In addition to other exceptions, a person will not be treated as violating the Charter Amendment as a result of acquiring shares of stock, directly or indirectly, as a result of the issuance of a warrant, the exercise thereof or the transfer or acquisition of such warrant or stock acquired thereby, where such warrant had first been issued upon approval of our Board of Directors, or Board, unless and until the person to whom such warrant was issued thereafter acquires any stock that is unrelated to the warrant. Our Board has granted limited exemptions to the Charter Amendment as disclosed in our Current Report on Form 8-K filed with the SEC on May 19, 2009.

If our Board determines that a transfer would be prohibited, then, upon our written demand, the purported transferee will transfer the securities that are the subject of the prohibited transfer, or cause such securities to be transferred, to an agent designated by our Board. The agent will sell the securities to a buyer or buyers, which may include us, in one or more arm’s-length transactions that comply with the Charter Amendment. If the purported transferee has resold the securities before receiving our demand to surrender them to the agent, the purported transferee will be deemed to have sold the securities for the agent and will be required to transfer to the agent any distributions received with respect to such securities and any proceeds of the sale of such securities (except for any proceeds which we grant the purported transferee written permission to retain and which do not exceed the amount that the purported transferee would have received from the agent if the agent had resold such securities). The proceeds of the sale of any such securities will be applied first to the agent to cover its costs and expenses, second to the purported transferee, up to the lesser of the amount paid by the purported transferee for the securities or the fair market value of the securities at the time of the attempted transfer, and third to one or more charitable organizations selected by our Board. In no event will the proceeds of the sale of such securities inure to our benefit.

Resolution of Notice of Non-Compliance with NYSE Amex Continued Listing

On April 15, 2009, we were notified by the NYSE Amex LLC, or the NYSE Amex, that we were not in compliance with a NYSE Amex continued listing standard applicable to our common stock. On June 29, 2009, we received notification from the NYSE Amex that we had resolved the continued listing deficiency referenced in the NYSE Amex’s letter dated April 15, 2009.  We believe our listing is currently in good standing with the NYSE Amex.

Trends

The following trends that we have observed and believe to exist may also affect our business:

Credit market dislocation.  The well-publicized disruptions in the financial markets that began in 2007 and escalated throughout 2008 have continued into 2009.   Responding to the disruptions, the U.S. government has implemented numerous programs aimed at stabilizing credit markets and improving overall financial system liquidity.   Among the actions announced or implemented during the first six months of 2009 were the Legacy Loan Program, the Term Asset Backed Securities Loan Facility, the Home Affordability and Stability Plan programs and open market purchases of up to $300 billion in long maturity treasury bonds and $500 billion in mortgage securities issued by Fannie Mae and Freddie Mac.   Estimates of the cumulative amount spent or committed to date under the major programs designed to address the current market disruptions exceeds $5 trillion.  We believe the actions taken by the U.S. government, and other coordinated global actions have thus far been effective in preventing further deterioration in financial markets and the economy.  We cannot predict the effect that these programs will have on financial markets or our business over the longer term.

Liquidity.  A significant portion of the investments in our Principal Investing portfolio are financed.  We depend on a variety of financial institutions to provide that financing.  Historically, we have financed our RMBS portfolio using repurchase agreements. Events in 2008 caused many financial institutions to change their credit standards and generally reduced the amount of repurchase agreements available to borrowers, resulting in a decrease in overall market liquidity. This trend has reduced the number of financial institutions with which we conduct repurchase financings and, in 2008, prompted us to sell a significant portion of our RMBS portfolio at a time when we would not otherwise have chosen to do so. Prompted in part by the impact of the government actions noted above, we believe some additional capacity in repurchase financing is now returning to the market.  However, if our current lenders are unwilling or unable to provide us with continued financing and we can not secure financing elsewhere, we could be forced to sell a large portion of our RMBS portfolio at an inopportune time or on unfavorable terms. In the event of such a sale, because the majority of our current RMBS portfolio consists of Agency RMBS, we believe that we are better positioned to convert our investment securities to cash or to negotiate an extended borrowing term should our lenders reduce the amount of the financing available to us.

Corporate credit performance.  Corporate default rates have increased over the past year as the U.S. economy weakened and financial markets deteriorated. More recently, stock prices have risen, and corporate earnings reports for many companies point to improving economic conditions.  Although there may be some further cyclical increase in corporate defaults over the coming months, we expect the stimulus programs and improving economic conditions to begin moderating the pace of such defaults.  If the stimulus packages are not effective in promoting growth, it is possible that recent signs of improvement will give way to renewed economic weakness.  A further weakening of the U.S. economy would likely result in further increases in corporate default rates. Such an increase would likely further reduce the returns associated with certain of our investments, particularly the Corporate Loans held in both our Principal Investing portfolio and in certain of the vehicles managed within our Investment Management segment. Increases in defaults could also cause us to trigger certain structural provisions in the CDOs that we own and manage. These structural provisions include, but are not limited to, overcollateralization requirements that are meant to protect investors from deterioration in the credit quality of the underlying collateral pool.

Credit spreads.  Beginning in the second half of 2007, credit markets experienced significantly higher yields and wider spreads versus Treasury securities.  For example, the yield spread on the Barclay’s High Yield Bond Index increased from 295 basis points over Treasuries at June 30, 2007 to a peak of 1830 basis points in November of 2008.  The widening of credit spreads evidenced by that index was pervasive and resulted in a decline over that period in the fair value for most of our investments and in the securities we manage, which resulted in a decline in our book value and a reduction in our AUM. More recently, credit spreads have narrowed somewhat as evidenced by the spread on the Barclay’s High Yield Bond Index falling to 945 basis points as of June 30, 2009.  This narrowing of spreads has had a positive influence on the value of many of our investments, but may also have the effect of reducing the future attractiveness of such investments and reducing future net interest income.

Yield Curve. The difference in yields offered on similar securities of different maturity (commonly referred to as the yield curve) can have an important influence on our financial results.  Our earnings are in part derived from the rate difference between the cost of our funding sources (such as repurchase agreements) and the earning rate of the assets purchased (such as RMBS).  To the extent that there is a mismatch in the maturity of our funding sources in relation to the assets purchased, we may have exposure to a change in the shape of the yield curve.  Historically, we attempted to limit our exposure to this risk by engaging in various types of hedging activities such as the use of interest rate swaps.   Due to current market conditions and the historically large differential between short term and intermediate term yields, we are now operating with a larger duration gap and have reduced our hedging activities.  This decision has had the near-term effect of increasing the net interest income on our RMBS portfolio.  However, if short term yields rise in relation to intermediate term yields (a flattening of the yield curve), we would likely experience a reduction in net interest income.

CDO financing and management.  The reduction in liquidity and widening of credit spreads have resulted in significant downward pressure on the market values of assets typically held in and financed by CDOs. These decreased market values, along with increased default rates on assets held in CDOs and significant rating agency downgrades of the collateral underlying certain of our CDOs, have made it more likely that our CDOs may trigger certain of their structural protections and potentially events of default, either of which would reduce our management fees and our AUM. Declines in market prices of bank loans during 2008 and early 2009 have caused market value collateralized loan obligations, or CLOs, managed by DCM to breach their market value triggers. See “Results of Operations — Investment Management Segment — CDOs” for further information.

We anticipate that, given current market conditions, it will be significantly more difficult to create new CDOs in the near term than it has been in the past. Conditions in the credit markets have led to banks charging higher fees to warehouse collateral for the CDOs prior to their closing and potential investors demanding significantly higher interest rates on CDO liabilities. To the extent that we are successful in creating new CDOs, the management fees we earn from managing those CDOs may be significantly lower. This may negatively affect our ability to grow our AUM and revenue.

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

Market Environment.  In response to a rapidly deteriorating economic and credit environment, the Federal Reserve lowered the targeted Federal Funds rate from 4.25% to 0.25% during 2008. As a result, the yield curve steepened, with the yield on the three-month U.S. Treasury bill decreasing by 316 basis points, while the yield on the five-year U.S. Treasury note decreased by only 189 basis points.  During the first six months of 2009, the shape of the yield curve steepened further with short yields remaining relatively stable but yields on intermediate maturities experiencing marked increases.  During this period, the yield on the three-month U.S. Treasury bill increased from 11 basis points to a yield of 19 basis points, while the yield on the five-year U.S. Treasury note increased by 100 basis points, from 1.55% to a yield of 2.54%. The increase in the spread between short and longer maturities generally results in an increase in our net interest income on our RMBS, as the financing of our RMBS is usually shorter in term than the fixed rate period of our RMBS, which is heavily weighted towards hybrid adjustable rate RMBS. Conversely, if the curve spread narrows or inverts, our net interest income would likely decrease.

Valuation of investments.  Fewer financing options and tighter lending standards had the wide-spread effect of forcing investors to offer for sale a significant amount of investment assets under distressed market circumstances. This increase in investment assets for sale, together with investors’ diminished confidence in their ability to assess the quality of credit-sensitive investments, caused significant price volatility in previously stable asset classes. As a result, the valuation process for certain types of investments has become more uncertain and subjective, and prices obtained through such process may not necessarily represent what we would receive in an actual sale of a given investment.

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

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board, or FASB, issued SFAS No. 160 which established accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  During the three months ended June 30, 2009, we applied SFAS No. 160 to the consolidation of DPLC and the deconsolidation of Market Square CLO.

In February 2008, the FASB issued Staff Position, or FSP, FAS 140-3 Accounting for Transfers of Financial Assets and Repurchase Financing Transactions, or FSP FAS 140-3, which relates to SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, or SFAS No. 140, in order to address certain situations where assets purchased from a particular counterparty and financed through a repurchase agreement with the same counterparty can be considered and accounted for as separate transactions. Historically, we recorded such assets and the related financing on a gross basis in the condensed consolidated balance sheet and the corresponding interest income and interest expense in our condensed consolidated statements of operations. FSP FAS 140-3 assumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement, or a linked transaction. However, if certain criteria are met, the initial transfer and repurchase financing are not treated as a linked transaction but rather be evaluated separately under SFAS No. 140. We adopted FSP FAS 140-3 on January 1, 2009, and the adoption has had no impact on our condensed consolidated financial statements as no linked transactions have occurred since adoption.

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

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, or FSP FAS 107-1 and APB 28-1.  FSP FAS 107-1 and APB 28-1 requires disclosures regarding fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  We adopted FSP FAS 107-1 and APB 28-1 and included the required disclosures in our notes to our condensed consolidated financial statements in this Quarterly Report.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, or FSP FAS 157-4.  FSP FAS 157-4 was issued to provide additional guidance for estimating fair value when the volume and level of activity have significantly decreased and to provide guidance on identifying circumstances that indicate a transaction is not orderly.  In addition, FSP FAS 157-4 requires an entity to disclose, in interim and annual periods, the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, during the period. We adopted FSP FAS 157-4 and considered this guidance in determining and disclosing the fair values included in our condensed consolidated financial statements in this Quarterly Report.

In April 2009, the FASB issued FPSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, or FSP FAS 115-2 and FAS 124-2.  This statement was issued to amend the other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  FSP FAS 115-2 and FAS 124-2 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.  We adopted FSP FAS 115-2 and FAS 124-2 in our condensed consolidated financial statements in this Quarterly Report.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, or SFAS No. 165.  SFAS No. 165 establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  In particular, this statement sets forth: (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  We adopted SFAS No. 165 and included the required disclosures in our notes to the condensed consolidated financial statements in this Quarterly Report.

In June 2009, the FASB issued FASB Statement No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140, or SFAS No. 166.  This statement was issued to address concerns about the previously existing guidance governing transfers of financial assets.  SFAS No. 166 provides clarification concerning measuring whether a transferor and all of the entities included in the transferor’s financial statements have surrendered control over transferred financial assets and states that a determination must consider the transferor’s continuing involvements in the transferred financial assets.  In addition, this statement removes the concept of a qualifying special-purpose entity from SFAS No. 140 and removes the exception from applying FASB Interpretation No. 46 (revised 2004), Consolidation of Variable Interest Entities, or FIN 46(R), to qualifying special-purpose entities.  SFAS No. 166 is effective for transfers of financial assets that occur during our interim and annual reporting periods that begin after November 15, 2009.  We are currently evaluating the effects that SFAS No. 166 will have on our condensed consolidated financial statements and disclosures included in those condensed consolidated financial statements.

In June 2009, the FASB issued FASB Statement No. 167, Amendments to FASB Interpretation No. 46 (R), or SFAS No. 167.  This statement was issued to address concerns about financial statement preparers’ ability to structure transactions to avoid consolidation, balanced with the need for more relevant, timely and reliable information about an entity’s involvement in a VIE.  This statement requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE.  This analysis identifies the primary beneficiary of a VIE as the enterprise that has both the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. Additionally, an enterprise is required to asses whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining whether it has the power to direct the activities of the VIE that most significantly impacts the entity’s economic performance.   SFAS No. 167 also amends FIN 46 (R) to eliminate the quantitative approach to determining the primary beneficiary of a VIE and requires ongoing reassessments of VIE status.  SFAS No. 167 is effective for our interim and annual reporting periods that begin after November 15, 2009.  We are currently evaluating the effects that SFAS No. 167 will have on our condensed consolidated financial statements and disclosures included in those condensed consolidated financial statements. Our initial conclusion is that a significant portion of the CDOs that we manage would need to be consolidated as a result of the adoption of SFAS No. 167.

In June 2009, the FASB issued FASB Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, or SFAS No. 168. The FASB Accounting Standards Codification, or the Codification, will be the single source of authoritative nongovernmental U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All existing accounting standards are superseded as described in SFAS No. 168. All other accounting literature not included in the Codification is nonauthoritative. SFAS No. 168 is effective for our interim and annual periods ending after September 15, 2009. SFAS No. 168 is not expected to have a significant impact on our financial statements.

Financial Condition

The following table summarizes the carrying value of our investment portfolio by balance sheet classification as of June 30, 2009:

	Investments at	Other	Loans Held	Loans Held
Security Description	Fair Value	Investments	For Sale	For Investment	Total
	(In thousands)
RMBS	$311,154	$—	$—	$—	$311,154
Corporate leveraged loans:
Loans held in DFR MM CLO (1)	—	—	—	299,751	299,751
Loans held in the Wachovia Facility	—	—	1,251	—	1,251
Other corporate leveraged loans	—	—	8,112	—	8,112
Loans held in DPLC	6,841	—	—	—	6,841
Commercial real estate loans and securities (2)	—	—	—	9,270	9,270
Equity securities	—	4,780	—	—	4,780
Other investments	315	—	—	—	315
Total invested assets	$318,310	$4,780	$9,363	$309,021	$641,474

Allowance for loan losses				(28,589)	(28,589)

				$280,432	$612,885

(1)	Loans held in DFR MM CLO classified as loans held for investment are reported gross of the $24.5 million allowance for loan losses as of June 30, 2009.
(2)	Commercial real estate loans classified as loans held for investment are reported gross of the $4.1 million allowance for loan losses as of June 30, 2009.

Residential Mortgage-Backed Securities

As of June 30, 2009, our Agency RMBS and non-Agency RMBS portfolios decreased to a fair value of $308.0 million and $3.1 million, respectively, from $342.4 million and $5.4 million, respectively, as of December 31, 2008.  For the three and six months ended June 30, 2009, we sold zero and $12.8 million of RMBS, respectively, and received RMBS principal paydowns of $15.5 million and $30.0 million, respectively.

As of June 30, 2009, our RMBS portfolio had a net amortized cost of 99.88% of its face amount.  As of June 30, 2009 and 2008, we had unamortized net discount of $0.4 million and $0.6 million, respectively, included in the cost basis of our RMBS portfolio. As of June 30, 2009 and 2008, the current weighted average life of the portfolio was 7.1 years and 7.1 years, respectively, which represents the average number of years for which each dollar of unpaid principal remains outstanding.

Net portfolio duration, which is the difference between the duration of the RMBS portfolio and the duration of repurchase agreements adjusted for the effects of our interest rate swap portfolio, was 1.9 years based on model-driven modified duration results. However, based on actual price movements observed in the market, we believe the empirical duration is significantly lower. In order to fully assess the possible impact of a change in interest rates on the RMBS portfolio, one should consider not only the duration, but also the portfolio’s leverage and spread risk.

The following table details our RMBS holdings as of June 30, 2009:

			Weighted Average
						Contractual	Constant
	Par	Estimated		Months to	Yield to	Maturity	Prepayment	Modified
Security Description	Amount	Fair Value	Coupon	Reset (1)	Maturity	(Month/Year)	Rate (2)	Duration (3)
	(In thousands)
Hybrid Adjustable Rate RMBS:
Rate reset in 1 year or less	$175,498	$180,362	4.71%	6	2.60%	01/35	9.6	1.3
Rate reset in 1 to 3 years	76,745	79,410	5.13%	24	2.98%	09/35	9.0	2.0
Rate reset in 5 to 7 years	33,904	22,651	5.53%	77	17.63%	12/35	14.7	5.7
Fixed Rate RMBS:
30 year	34,289	28,731	6.16%	n/a	15.97%	04/34	21.0	3.4
Total hybrid and fixed rate RMBS	$320,436	$311,154

(1)	Represents number of months before conversion to floating rate.
(2)

Constant prepayment rate refers to the expected average annualized percentage rate of principal prepayments over the remaining life of the security. The values represented in this table are estimates only and the results of a third party financial model.

(3)	Modified duration represents the approximate percentage change in fair value per 100 basis point change in interest rates.

n/a — not applicable

n/m — not meaningful

Actual maturities of RMBS are generally shorter than stated contractual maturities as they are affected by the contractual lives of the underlying mortgages, normal monthly amortization of principal and voluntary prepayments of principal. The stated contractual final maturity of the mortgage loans underlying our RMBS portfolio ranges up to 30 years from date of issuance, but the expected maturity is subject to change based on the actual and estimated prepayments of the underlying loans.

The constant prepayment rate, or CPR, attempts to predict the percentage of principal that will prepay over the next 12 months based on historical principal paydowns and the current interest rate environment. As interest rates rise, the rate of refinancing typically declines, which we believe may result in lower rates of prepayment and, as a result, a lower portfolio CPR.

As of June 30, 2009, the mortgages underlying our hybrid adjustable-rate RMBS had fixed interest rates for a weighted average period of approximately 17 months after which time the interest rates reset and become adjustable. The average length of time until contractual maturity of those mortgages was approximately 26 years from date of issuance as of June 30, 2009.

After the reset date, interest rates on our hybrid adjustable-rate RMBS float based on spreads over various LIBOR and U.S. Treasury indices. These interest rates are subject to caps that limit the amount the applicable interest rate can increase during any year, known as an annual cap, and through the maturity of the applicable security, known as a lifetime cap. As of June 30, 2009, the weighted average lifetime rate cap for the portfolio was 10.1%, the weighted average maximum increase in the first year that the rates are adjustable, or initial cap, was 4.7% and the weighted average maximum annual increase for years subsequent to the first year was 9.8%.

The following table summarizes our RMBS, according to their weighted average life:

	Amortized	Estimated
Weighted Average Life	Cost	Fair Value
	(In thousands)
Greater than one year and less than five years	$46,860	$42,242
Greater than five years and less than ten years	266,864	262,426
Greater than ten years	6,342	6,486
Total	$320,066	$311,154

The weighted average lives in the table above are primarily based on a prepayment model that considers current yields, forward yields, the slope of the yield curve, current mortgage rates and the contractual rate of the outstanding loans, the loan’s age, margin and volatility. Most of the data used in this model is provided through subscription-based financial information services. Weighted average life is an estimate of how many years it will take to pay half of the outstanding principal.  Actual lives of RMBS are generally shorter than stated contractual maturities, are affected by the contractual maturities of the underlying mortgages, periodic payments of principal and prepayments of principal and differ materially from those set forth above.

Loans

The following summarizes our loan portfolio, by loan classification, as of June 30, 2009:

	Carrying Value
	Investments at	Loans Held	Loans Held
Type of Loan	Fair Value	for Sale (1)	for Investment	Total
	(In thousands)
Corporate leveraged loans:
Loans held in DFR MM CLO (2)	$—	$—	$299,751	$299,751
Loans held in Wachovia Facility	—	1,251	—	1,251
Other corporate leveraged loans	—	8,112	—	8,112
Loans held in DPLC (3)	6,841	—	—	6,841
Commercial real estate loans (4)	—	—	9,270	9,270
	$6,841	$9,363	309,021	325,225
Allowance for loan losses			(28,589)	(28,589)
			$280,432	$296,636

(1)	Carrying value of loans held for sale is lower of cost or estimated fair value.
(2)	Loans held in DFR MM CLO classified as loans held for investment reported gross of $24.5 million allowance for loan losses
(3)

Loans held in DPLC, represent syndicated bank loans held in our investment venture with Pegasus.  We elected to record these loans at fair value in accordance with SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities- including an amendment of FASB Statement No. 115, or SFAS No. 159.

(4)	Commercial real estate loans classified as loans held for investment reported gross of $4.1 million allowance for loan losses.

The following summarizes our allowance for loan losses as of June 30, 2009:

	Number	Par	Allowance
Type of Loan	of Loans	Value	for Loan Losses
		(In thousands)

Loans held in DFR MM CLO	4	$27,786	$24,484
Commercial real estate loans	3	8,058	4,105
Total	7	$35,844	$28,589

We did not recognize $1.1 million and $2.0 million, respectively, of interest income earned, but not yet received, on loans held for investment for the three and six months ended June 30, 2009. In addition, we did not recognize $1.9 million and $3.6 million of interest income earned, but not yet received, on loans held for sale for the three and six months ended June 30, 2009.

Loans Held in DFR MM CLO

DFR MM CLO is a VIE under FIN 46(R). We are the primary beneficiary of the VIE, causing us to consolidate the entity. We own 100% of the equity interests, issued as subordinated notes and ordinary shares, in DFR MM CLO, which we purchased for $50.0 million. We also purchased all of the “BBB/Baa2” rated notes of DFR MM CLO for $19.0 million. As of June 30, 2009, DFR MM CLO had $316.8 million of loans outstanding, with a carrying value of $299.8 million, which is included in loans on the condensed consolidated balance sheet, reduced by an allowance for loan losses of $24.5 million. As of June 30, 2009, DFR MM CLO has restricted cash and cash equivalents of $10.7 million, which are generally utilized to purchase additional loans and pay distributions to debt and equity holders, and $231.0 million of notes payable to third party investors, which is included in long term debt. The weighted average coupon on the loan portfolio was 6.33%, and the weighted average contractual maturity of the loan portfolio was 4.45 years as of June 30, 2009. DFR MM CLO is a bankruptcy remote entity, and, although we consolidate 100% of the assets and liabilities of DFR MM CLO, our maximum exposure to loss on our investment in DFR MM CLO is limited to our initial investment of $69.0 million. As of June 30, 2009, we have received distributions from DFR MM CLO equal to $26.4 million since its inception.

The following table summarizes the carrying value of the DFR MM CLO loan portfolio:

Type of Loan	June 30, 2009
	(In thousands)
First lien secured	$132,930	(1)
Second lien secured	153,279	(2)
Mezzanine	13,542
	299,751
Allowance for loan losses	(24,484)
	$275,267

(1) Presented gross of $7.0 million allowance for loan losses.

(2) Presented gross of $17.5 million allowance for loan losses.

Loans Held in DPLC

DPLC is a bankruptcy remote entity that we are required to consolidate pursuant to SFAS No. 160 as a result of our controlling interest therein.   Although we consolidate 100% of the assets and liabilities of DPLC, our maximum exposure to loss on our investment in this entity is limited to our investment in the entity, which, as of June 30, 2009, totaled $3.9 million.   As of June 30, 2009, DPLC had $7.7 million of loans outstanding, with an estimated fair value of $6.8 million, which is included in investments at fair value on the condensed consolidated balance sheet.  We elected to record all loans held in DPLC at fair value in accordance with SFAS No. 159.  As of June 30, 2009, DPLC had $14.1 million of restricted cash and cash equivalents, which are generally utilized to purchase additional loans and pay expenses. The weighted average coupon on the loan portfolio was 5.26% and the weighted average contractual maturity of the loan portfolio was 4.68 years as of June 30, 2009.

Loans held in the Wachovia Facility and Other Corporate Leveraged Loans

The following table summarizes the carrying value of the loans held in the Wachovia Facility and our other corporate leveraged loans, which are all classified as loans held for sale as of June 30, 2009:

	Carrying Value (1)
Type of Loan	Wachovia Facility	Other Corporate Leveraged Loans
	(In thousands)
First lien secured	$—	$1,841
Second lien secured	764	—
Mezzanine	487	300
Holding company	—	5,971
	$1,251	$8,112

(1)  Carrying value of loans held for sale is lower of cost or fair value.

We had loans held in our alternative asset revolving warehouse funding facility with Wachovia Capital Markets, LLC, or the Wachovia Facility, and other corporate leveraged loans, totaling $1.3 million and $8.1 million, respectively, classified as loans held for sale on the condensed consolidated balance sheet as of June 30, 2009. The weighted average coupon on the Wachovia Facility loan portfolio and other corporate leveraged loans was 3.25% and 0.20%, respectively, as of June 30, 2009.

Loans held in our Wachovia Facility and loans classified as other corporate leveraged loans consist of loans that are not broadly syndicated and are, therefore, less liquid. These loans had historically been primarily considered to be held for investment and were reported at amortized cost with an allowance for loan losses, if necessary, unless we decided to sell one of these loans, in which case the loan was transferred to loans held for sale.  During the year ended December 31, 2008, we began actively seeking to sell all of the loans held in the Wachovia Facility as we triggered an acknowledged termination event thereunder on November 30, 2008. We sold a significant portion of the loans held within the Wachovia Facility during the year ended December 31, 2008 and transferred all loans held within the Wachovia Facility to loans held for sale.  During the three months ended March 31, 2009, we sold loans held within the Wachovia Facility with a par value of $31.5 million for $10.8 million, net of interest of $0.2 million.  We realized a loss of $6.2 million reported in net gain (loss) on loans in the condensed consolidated statements of operations during the three months ended March 31, 2009 as a result of these sales.  In addition, during the year ended December 31, 2008, we began to opportunistically sell our other corporate leveraged loans in connection with our strategy of increasing liquidity in the Principal Investing segment and focusing on growing our Investment Management segment. As a result, during the year ended December 31, 2008, we transferred all other corporate leveraged loans to loans held for sale.

Commercial Real Estate Loans

As of June 30, 2009, we held four commercial real estate loans with a carrying value of $9.3 million, which is included in loans on the condensed consolidated balance sheet, reduced by an allowance for loan losses of $4.1 million.

Derivatives and Hedging

The following table is a summary of our derivative instruments as of June 30, 2009:

		Notional			Estimated Net
	Count	Amount	Assets	Liabilities	Fair Value
		(In thousands)
Interest rate swaps	2	$30,000	$—	$863	$(863)
Interest rate cap	1	40,000	—	90	(90)
Warrants	3	n/a	61	—	61
	6	$70,000	$61	$953	$(892)

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

Results of Operations

The following section provides a comparative discussion of our condensed consolidated results of operations as of and for the three months and six months ended June 30, 2009 and 2008.

Summary

The following table summarizes selected historical consolidated financial information:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In millions, except for per share data)

Consolidated Statements of Operations Data:
Net interest income	$8.4	$9.4	$15.2	$23.2
Net interest (expense) income after provision for loan losses	$(0.7)	$7.1	$4.0	$18.7
Investment advisory fees	$4.0	$12.4	$8.7	$24.5
Total expenses	$12.0	$16.9	$20.3	$61.1
Net other income and gain (loss)	$58.7	$6.0	$69.2	$(444.3)
Net income (loss)	$49.9	$5.7	$61.4	$(457.9)
Net income (loss) attributable to common stockholders	$49.9	$5.7	$61.4	$(460.3)
Net loss attributable to noncontrolling interest	$3.0	$—	$3.0	$—
Net income (loss) attributable to Deerfield Capital Corp.	$52.9	$5.7	$64.4	$(460.3)
Net income (loss) attributable to Deerfield Capital Corp. per share - diluted	$7.85	$0.83	$9.59	$(74.10)
Core earnings (1)	$5.5	$8.6	$10.6	$21.2
Core earnings per share - diluted (1)	$0.82	$1.25	$1.57	$3.41

	As of June 30,
	2009	2008
	(In millions, except for per share data)
Consolidated Balance Sheet Data:
Residential mortgage-backed securities	$311.2	$444.2
U.S. Treasury bills	$—	$1,000.0
Total assets	$734.6	$2,434.7
Repurchase agreements	$294.5	$1,409.0
Long term debt:
Recourse:
Trust preferred securities	$123.7	$123.7
Series A and Series B Notes	$72.0	$71.4
Non-Recourse:
Wachovia Facility	$0.8	$53.4
DFR MM CLO	$231.0	$231.0
Market Square CLO	$—	$276.0
Deerfield Capital Corp. stockholders’ (deficit) equity	$(13.1)	$224.8
Total stockholders’ equity	$4.0	$224.8

AUM:
Investment Management segment (2) (3)	$9,859.4	$12,976.3
Principal Investing segment (4)	$612.9	$2,097.4
Metric:
Book value per share outstanding	$0.62	$33.71

(1)

Core earnings represents a non-GAAP financial measure. Please see the “Reconciliation of Non-GAAP Financial Measure”, which follows, for a reconciliation between the comparable GAAP measure and a discussion of the importance placed on this measure by management.

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

(3)

Included in Investment Management segment AUM are $289.8 million and $22.1 million related to DFR MM CLO and DPLC, respectively, for July 1, 2009, which amount are also included in the total AUM reported for the Principal Investing portfolio as of June 30, 2009. Included in the Investment Management segment AUM are $300.8 million and $295.3 million related to DFR MM CLO and Market Square CLO, respectively, for July 1, 2008, which amounts are also included in the total AUM reported for the Principal Investing portfolio as of June 30, 2008. DCM manages DFR MM CLO but is not contractually entitled to receive any management fees so long as 100% of the equity is held by DC LLC or an affiliate thereof.   DCM manages DPLC and receives management fees for its services on the portion of the AUM which is not owned by DFR.  All other amounts included in the Principal Investing portfolio are excluded from Total AUM.

(4)	AUM for the Principal Investing segment is reflected net of allowance for loan losses of $28.6 million and $7.9 million as of June 30, 2009 and 2008, respectively.

Reconciliation of Non-GAAP Financial Measure

We believe that core earnings, a non-GAAP financial measure, is a useful metric for evaluating and analyzing our performance. The calculation of core earnings, which we use to compare our own financial results from period to period, eliminates the impact of certain non-cash and special charges and income tax. The core earnings provided herein may not be comparable to similar measures presented by other companies as it is a non-GAAP financial measure and may therefore be defined differently by other companies.  Core earnings includes the earnings from our VIE, DFR MM CLO, and from Market Square CLO, which was a consolidated VIE until we sold all of our preference shares in and deconsolidated that entity as of June 30, 2009. Core earnings is not indicative of cash flows received from these VIEs.  We have previously disclosed another non-GAAP financial measure, economic book value per share, which eliminated losses in excess of the equity at risk in Market Square CLO because those losses would be borne solely by the debt holders of Market Square CLO.  As a result of the deconsolidation of Market Square CLO, these losses in excess of our equity at risk were eliminated, and therefore, we no longer believe that economic book value per share is a useful metric for evaluating and analyzing our performance.

Core Earnings

The table below provides a reconciliation between net income (loss) and core earnings:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(In thousands, except share and per share amounts)

Net income (loss)	$49,906	$5,692	$61,445	$(457,918)
Add back:
Provision for loan losses	9,119	2,302	11,226	4,502
Cost saving initiatives	28	70	225	327
Depreciation and amortization	1,629	2,580	3,264	5,267
Impairment of intangible assets and goodwill	126	1,128	126	29,034
Net other income and (gain) loss	(58,733)	(6,048)	(69,202)	444,310
Income tax expense (benefit)	160	2,868	178	(4,334)
Noncontrolling interest core earnings (1)	3,297	—	3,297	—
Core earnings	$5,532	$8,592	$10,559	$21,188

Core earnings per share - diluted	$0.82	$1.25	$1.57	$3.41
Weighted-average number of shares outstanding - diluted	6,730,655	6,881,715	6,716,570	6,213,318

(1)

Noncontrolling interest core earnings represents the portion of net interest income and expenses of DPLC that are attributable to third party investors in DPLC, calculated using each investor’s ownership percentage in DPLC during the measurement period.

Executive Summary of Results of Operations

During the three and six months ended June 30, 2009, we recorded net income of $49.9 million and $61.4 million, respectively, as compared to net income of $5.7 million and a net loss of $457.9 during the same periods in 2008, respectively.  Although core earnings, calculated in the table above, declined during the three months and six months ended June 30, 2009 as compared to the same periods in 2008, it remained positive at $5.5 million and $10.6 million for the three and six months ended June 30, 2009, respectively.

During the three and six months ended June 30, 2009, we experienced a $16.1 million and $30.4 million decrease in net revenues as compared to the same periods in 2008, respectively, comprised of decreases in net interest income of $1.0 million and $7.9 million, respectively, increases in the provision for loan losses of $6.8 million and $6.7 million, respectively, and decreases in investment advisory fees of $8.4 million and $15.7 million, respectively.  The decrease in net interest income is primarily a result of the significant RMBS sales and associated repayment of repurchase agreement liabilities during the three months ended March 31, 2008, the sale of a significant amount of loans held in the Wachovia Facility during 2008 and the first quarter of 2009 and the placement of certain loans on non-accrual status during 2008 and during the six months ended June 30, 2009.  The decrease in investment advisory fees is primarily driven by the liquidation of the investment funds we previously managed during 2008, which provided $2.0 million and $5.9 million of fee revenue during the three and six months ended June 30, 2008, respectively, and the reduction of CDO investment advisory fee revenue of $6.4 million and $9.9 million during the three and six months ended June 30, 2009, respectively, as compared to the same periods during 2008. The reduction in CDO investment advisory fee revenues is primarily the result of the liquidation of five CDOs we previously managed and the deferral of subordinated management fees during the three and six months ended June 30, 2009 as a result of the majority of the CLOs that we currently manage failing certain overcollateralization tests.

During the three and six months ended June 30, 2009, expenses decreased by $5.0 million and $40.8 million, respectively, as compared to the same periods in 2008, primarily driven by reduced impairment charges on intangible assets and goodwill and reduced compensation and benefits expense.  During the six months ended June 30, 2008, our Investment Management segment recorded $29.0 million in impairment charges on intangible assets and goodwill related to the deterioration in the credit markets, the liquidation of the smaller of the investment funds that we previously managed and the liquidation of one of our Euro-denominated CLOs.  During the three and six months ended June 30, 2009, we reduced our compensation and benefits expense by $4.6 million and $10.4 million, respectively, primarily as a result of headcount reductions during 2008 and a revision to our incentive compensation plan during 2009.

During the three and six months ended June 30, 2009, net other income and gain (loss) improved by $52.6 million and $513.5 million, respectively, as compared to the same periods in 2008.  During the three months ended June 30, 2009, we recorded net gains on the deconsolidation of Market Square CLO, loans, derivatives and investments at fair value of $29.6 million, $24.9 million, $3.0 million and $1.2 million, respectively.  During the six months ended June 30, 2009, we recorded net gains on loans, the deconsolidation of Market Square CLO, investments at fair value and derivatives of $30.7 million, $29.6 million, $6.3 million and $2.6 million, respectively.  The most recent six month period is in sharp contrast to the first six months of 2008, during which we were adversely impacted by the continuing deterioration of global credit markets, which resulted in a loss of $444.3 million in net other income and gain (loss), largely a result of net losses on derivatives, investments at fair value and loans of $217.1 million, $202.5 million and $21.0 million, respectively.   The most pronounced impact was on our non-Agency RMBS portfolio. This portfolio experienced an unprecedented decrease in value during the first six months of 2008 fueled by the ongoing liquidity crisis. This negative environment impacted our ability to successfully finance and hedge this portfolio. As a result, we sold a significant portion of our RMBS portfolio to improve our liquidity. In conjunction with the sale of RMBS, we also repaid our repurchase agreements used to finance the RMBS sold and terminated the associated interest rate swaps used to hedge the interest rate exposure on those repurchase agreements.

Results of Operations by Segment

Management evaluates the performance of each business unit based on segment results. The following table presents the results of operations by segment:

	Three months ended June 30, 2009
	Investment Management	Principal Investing	Eliminations		Consolidated
	(In thousands)
Net revenues	$4,130	$611	$(1,419	)(1)	$3,322
Expenses	(6,148)	(7,260)	1,419	(1)	(11,989)
Other income and gain	46	58,687	—		58,733
Income tax expense	(10)	(150)	—		(160)
Net (loss) income	$(1,982)	$51,888	$—		$49,906

	Three months ended June 30, 2008
	Investment Management	Principal Investing	Eliminations		Consolidated
	(In thousands)
Net revenues	$15,355	$8,529	$(4,424	)(1)	$19,460
Expenses	(13,277)	(8,095)	4,424	(1)	(16,948)
Other income and (loss) gain	(871)	6,919	—		6,048
Income tax expense	(479)	(2,389)	—		(2,868)
Net income	$728	$4,964	$—		$5,692

	Six months ended June 30, 2009
	Investment Management	Principal Investing	Eliminations		Consolidated
	(In thousands)
Net revenues	$9,033	$6,585	$(2,883	)(1)	$12,735
Expenses	(12,689)	(10,508)	2,883	(1)	(20,314)
Other income and (loss) gain	(221)	69,423	—		69,202
Income tax expense	(28)	(150)	—		(178)
Net (loss) income	$(3,905)	$65,350	$—		$61,445

	Six months ended June 30, 2008
	Investment Management	Principal Investing	Eliminations		Consolidated
	(In thousands)
Net revenues	$29,803	$21,708	$(8,382	)(1)	$43,129
Expenses	(55,058)	(14,395)	8,382	(1)	(61,071)
Other income and loss	(2,982)	(441,328)	—		(444,310)
Income tax benefit (expense)	8,191	(3,857)	—		4,334
Net loss	$(20,046)	$(437,872)	$—		$(457,918)

(1)	Represents the fees charged to the Principal Investing segment by the Investment Management segment on a cost plus basis for investment advisory, management and operational services.

Our Principal Investing segment results of operations include the financial results of DFR MM CLO and Market Square CLO for the three and six months ended June 30, 2009 and 2008 and includes the financial results of DPLC for the three and six months ended June 30, 2009.

Investment Management Segment

Revenues

Our Investment Management segment revenues primarily represent the fee income earned for the management of investment accounts for various types of clients. The following table summarizes our Investment Management segment revenues:

	Three months ended June 30,		Variance	Six months ended June 30,		Variance
	2009	2008	2009 vs. 2008	2009	2008	2009 vs. 2008
	(In thousands)
Investment Management Segment Revenues
Interest income	$16	$155	$(139)	$62	$497	$(435)
Interest expense	1,314	1,583	(269)	2,658	3,554	(896)
Net interest expense	(1,298)	(1,428)	130	(2,596)	(3,057)	461
Investment advisory fees (1)	5,428	16,783	(11,355)	11,629	32,860	(21,231)
Total Investment Management segment revenues	$4,130	$15,355	$(11,225)	$9,033	$29,803	$(20,770)

(1)

Investment advisory fees include intercompany investment advisory fees of $1.4 million and $4.4 million for the three months ended June 30, 2009 and 2008, respectively, and $2.9 million and $8.4 million for the six months ended June 30, 2009 and 2008, respectively, calculated in conjunction with DCM’s management agreement with DFR, which are eliminated upon consolidation.

Net Interest Income

Interest income for the three months and six months ended June 30, 2009 is primarily comprised of interest earned from our cash balances.  Interest income for the three and six months ended June 30, 2008 is primarily comprised of interest earned on preferred shares of CDOs of $0.1 million and $0.4 million, respectively.  We owned preferred shares issued by one and nine of the CDOs that we managed as of June 30, 2009 and 2008, respectively.  The sale of the preferred shares issued by eight of the CDOs that we managed during the year ended December 31, 2008 was the primary driver in the reduction in interest income during the three and six months ended June 30, 2009, as compared to the same period in 2008.  Interest expense is primarily comprised of interest expense on the Series A Senior Secured Notes and Series B Senior Secured Notes issued in connection with the Merger, or the Series A and Series B Notes, for the three and six months ended June 30, 2009 and 2008.  The reduction in interest expense during the three and six months ended June 30, 2009, as compared to the same period in 2008, was the result of a reduced interest rate environment.

Investment Advisory Fees

For the three months ended June 30, 2009 and 2008, investment advisory fees were $5.4 million and $16.8 million, respectively, on a segment basis, and $4.0 million and $12.4 million, respectively, on a consolidated basis due to the $1.4 million and $4.4 million, respectively, of fees earned by the Investment Management segment from the Principal Investing segment, which are eliminated upon consolidation.  During the six months ended June 30, 2009 and 2008, investment advisory fees were $11.6 million and $32.9 million, respectively, on a segment basis, and $8.7 million and $24.5 million, respectively on a consolidated basis due to the $2.9 million and $8.4 million, respectively, of fees earned on the Principal Investing segment, which are eliminated upon consolidation.  Our investment advisory fee revenue during the periods presented was generated by our CDOs, our investment funds, which were liquidated during 2008, our separately managed accounts and DPLC.

CDOs

The following table summarizes our investment advisory fee revenues from CDOs for the periods presented:

	Three months ended June 30,				Variance	Six months ended June 30,				Variance
	2009		2008		2009 vs. 2008	2009		2008		2009 vs. 2008
	(In thousands)
Senior Management Fees:
CLOs	$1,487		$2,157		$(670)	$3,053		$4,795		$(1,742)
ABS	760		1,369		(609)	1,812		2,826		(1,014)
Corporate Bonds	645		230		415	965		452		513
Total Senior Mangement Fees	2,892		3,756		(864)	5,830		8,073		(2,243)

Subordinated Management Fees:
CLOs	77		3,521		(3,444)	1,504		6,763		(5,259)
ABS	152		71		81	152		288		(136)
Corporate Bonds	296		54		242	272		137		135
Total Subordinate Mangement Fees	525		3,646		(3,121)	1,928		7,188		(5,260)

Performance Fees (1):
CLOs	172	(2)	—		172	172	(2)	—		172
ABS	—		2,702	(3)	(2,702)	—		2,774	(3)	(2,774)
Corporate Bonds	73	(4)	—		73	225	(4)	—		225
Total Performance Fees	245		2,702		(2,457)	397		2,774		(2,377)

Total CDO Advisory Fees:
CLOs	1,736		5,678		(3,942)	4,729		11,558		(6,829)
ABS	912		4,142		(3,230)	1,964		5,888		(3,924)
Corporate Bonds	1,014		284		730	1,462		589		873
Total CDO Advisory Fees	$3,662		$10,104		$(6,442)	$8,155		$18,035		$(9,880)

(1)

Performance fees are generally earned after certain investors’ returns exceed a specified internal rate of return, or IRR. For purposes of this and the following table, and in accordance with our accounting policies, we also classify any previously deferred senior or subordinated management fees that are subsequently paid as performance fees.

(2)	Performance fees on CLOs for the three and six months ended June 30, 2009 represent previously deferred subordinated management fees.
(3)	Performance fees on ABS CDOs for the three and six months ended June 30, 2008 included a non-recurring performance fee of $2.7 million received from one of our ABS CDOs.
(4)

Performance fees on Corporate Bonds CDOs for the three months ended June 30, 2009 primarily represent previously deferred subordinated management fees.  In addition, performance fees for the six months ended June 30, 2009 include $0.2 million in fees related to a previously liquidated corporate bond CDO as a result of a settlement received in connection with certain litigation relating to one of the assets previously held in the CDO.

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

Under the investment management agreements between DCM and the CDOs it manages, the payment of DCM’s management fees is generally subject to a “waterfall” structure. Pursuant to these “waterfalls,” all or a portion of DCM’s subordinated management fees may be deferred if the CDOs do not generate sufficient cash flows to pay the required interest on the notes that the CDOs have issued to investors and certain expenses they have incurred. This could occur if, for example, the issuers of the collateral underlying the CDOs default on or defer payments of principal or interest relating to such collateral or the ratings assigned to such collateral are downgraded below a specified threshold.  In addition, all or a portion of DCM’s subordinated management fees may be deferred if, among other things, overcollateralization tests and other structural protections built into the CDOs divert cashflows to the prepayment of the debt securities issued by the CDOs.

The following table summarizes the average AUM and effective and contractual fee rates of our CDOs for the periods presented:

	Three months ended June 30, 2009
		Effective Rate (2)		Weighted Average Contractual Rate (3)
		Senior	Subordinated	Senior	Subordinated
	Average AUM (1)	Management Fee	Management Fee	Management Fee	Management Fee
	(In thousands)
CLOs (4)	$3,546,845	0.17%	0.01%	0.18%	0.33%

ABS:
High-grade ABS	3,262,753	0.05%	0.00%	0.05%	0.06%
Other ABS	1,449,331	0.10%	0.04%	0.15%	0.22%
Total ABS	4,712,084	0.06%	0.01%	0.08%	0.11%

Corporate bonds (5)	890,437	0.29%	0.13%	0.18%	0.23%
Total CDOs	$9,149,366	0.13%	0.02%	0.13%	0.20%

	Three months ended June 30, 2008
		Effective Rate (2)		Weighted Average Contractual Rate (3)
		Senior	Subordinated	Senior	Subordinated
	Average AUM (1)	Management Fee	Management Fee	Management Fee	Management Fee
	(In thousands)
CLOs (4)	$5,043,703	0.17%	0.28%	0.20%	0.29%

ABS:
High-grade ABS	3,666,061	0.05%	0.00%	0.05%	0.06%
Other ABS	2,857,233	0.13%	0.01%	0.14%	0.19%
Total ABS	6,523,294	0.08%	0.00%	0.09%	0.11%

Corporate bonds	631,058	0.15%	0.03%	0.20%	0.20%
Total CDOs	$12,198,055	0.12%	0.12%	0.14%	0.19%

	Six months ended June 30, 2009
		Effective Rate (2)		Weighted Average Contractual Rate (3)
		Senior	Subordinated	Senior	Subordinated
	Average AUM (1)	Management Fee	Management Fee	Management Fee	Management Fee
	(In thousands)
CLOs (4)	$3,586,176	0.17%	0.08%	0.18%	0.33%

ABS:
High-grade ABS	3,315,114	0.05%	0.00%	0.05%	0.06%
Other ABS	1,558,582	0.13%	0.02%	0.15%	0.22%
Total ABS	4,873,696	0.07%	0.01%	0.08%	0.11%

Corporate bonds (5)	858,146	0.22%	0.06%	0.18%	0.23%
Total CDOs	$9,318,018	0.13%	0.04%	0.13%	0.20%

	Six months ended June 30, 2008
		Effective Rate (2)		Weighted Average Contractual Rate (3)
		Senior	Subordinated	Senior	Subordinated
	Average AUM (1)	Management Fee	Management Fee	Management Fee	Management Fee
	(In thousands)
CLOs (4)	$5,149,811	0.19%	0.26%	0.21%	0.29%

ABS:
High-grade ABS	3,713,271	0.05%	0.01%	0.05%	0.06%
Other ABS	2,937,451	0.13%	0.01%	0.14%	0.19%
Total ABS	6,650,722	0.08%	0.01%	0.09%	0.11%

Corporate bonds	638,939	0.14%	0.04%	0.20%	0.20%
Total CDOs	$12,439,472	0.13%	0.12%	0.14%	0.19%

(1)

Average AUM is calculated as the average of the AUM on the first day of April, May, June and July for the three months ended June 30, 2009 and 2008 and the average of the first day of January, February, March, April, May, June and July for the six months ended June 30, 2009 and 2008. CDO AUM numbers generally reflect the aggregate principal or notional balance of the collateral and, in some cases, the cash balance held by the CDO and are as of the date of the last trustee report received for each CDO prior to the AUM date, as appropriate. The AUM for our Euro-denominated CDOs has been converted to U.S. dollars using the spot rate of exchange as of the respective AUM date.

(2)

The effective rate for the three months ended June 30, 2009 and 2008 is calculated by taking the management fees earned during the three months ended June 30, 2009 and 2008, respectively, multiplied by four (to annualize) and divided by the average AUM. The effective rate for the six months ended June 30, 2009 and 2008 is calculated by taking management fees earned during the period multiplied by two (to annualize) and divided by the average AUM. The senior and subordinated management fee effective rates may differ from the contractual fee rates for various reasons, including the following: (a) we may have entered into agreement with specific investors pursuant to which our management fees are paid to those investors and (b) our senior or subordinated management fees may be deferred as a result of certain structural provisions built into the documents governing the CDO. In certain circumstances, we may at a later date, subject to certain performance triggers, be entitled to repayment of the fees paid to investors described in (a) above. In addition, we may at a later date, subject to the satisfaction of certain structural provisions, be entitled to payment of the deferred fees described in (b) above.

(3)

The weighted average contractual senior and subordinated management fee rates are obtained by multiplying the contractual fee rates for each CDO by that CDO’s average AUM and dividing that number by the total average AUM for the relevant asset class.

(4)

Market Square CLO and DFR MM CLO have been excluded from all categories in this table as DCM manages these CLOs, but is not contractually entitled to receive any management fees for these CLOs so long as 100% of the equity is held by DC LLC or an affiliate thereof.  As a result of the sale of all of our preference shares of Market Square CLO on June 30, 2009, DFR will be entitled to receive future management fees from Market Square CLO.

(5)

The effective and contractual rates for Robeco CDO are calculated based on the fees that we are entitled to receive pursuant to the asset purchase agreement between DCM and Robeco Investment Management, Inc. and are not the total fees paid by the CDO or the contractual fee rate set forth in the management agreement.

The following table summarizes select details of the structure of each of our CDOs:

	Closing Date	July 1, 2009 AUM (1)	First Optional Call Date (2)	Auction Call Date (3)	Termination of Reinvestment Period (4)	Maturity Year
	Month/Year	(In thousands)		Month/Year
CLOs:
Rosemont CLO, Ltd.	01/02	$159,617	10/05	n/a	01/07	2013
Forest Creek CLO Ltd.	05/03	269,764	07/07	n/a	07/08	2015
Long Grove CLO Ltd.	06/04	379,860	08/08	n/a	05/10	2016
Market Square CLO Ltd.	05/05	296,644	07/07	n/a	04/11	2017
Cumberland II CLO Ltd.	09/05	389,717	02/10	n/a	11/11	2019
Marquette Park CLO Ltd.	12/05	288,474	04/10	n/a	01/12	2020
Bridgeport CLO Ltd.	06/06	484,288	10/09	n/a	07/13	2020
Burr Ridge CLO Plus Ltd.	12/06	288,929	06/12	n/a	03/13	2023
Schiller Park CLO Ltd.	05/07	381,024	07/11	n/a	04/13	2021
Bridgeport CLO II Ltd.	06/07	484,326	12/10	n/a	09/14	2021
DFR Middle Market CLO Ltd. (5)	07/07	289,790	07/10	n/a	07/10	2019
Gillespie CLO PLC (6)	08/07	385,793	02/13	n/a	08/13	2023
Total CLOs		4,098,226

ABS CDOs:
Mid Ocean CBO 2000-1 Ltd.	01/01	115,135	04/06	n/a	01/06	2036
Mid Ocean CBO 2001-1 Ltd.	10/01	130,986	02/06	n/a	01/06	2036
Oceanview CBO I, Ltd.	06/02	181,621	06/06	06/12	06/06	2032, 2037 (7)
Northlake CDO I, Limited	02/03	146,136	03/06	03/13	03/07	2033
Knollwood CDO Ltd.	03/04	146,153	04/07	04/12	04/08	2039
River North CDO Ltd.	01/05	237,688	02/09	02/13	02/09	2040
Buckingham CDO Ltd.	07/05	828,901	08/10	08/13	08/10	2040
Pinetree CDO Ltd.	11/05	213,643	01/10	01/14	01/10	2045
Buckingham CDO II Ltd.	12/05	1,174,286	03/11	03/14	03/11	2041
Knollwood CDO II Ltd.	07/06	86,099	07/09	07/13	n/a	2046
Buckingham CDO III Ltd.	08/06	1,190,013	09/11	09/14	09/11	2051
Aramis CDO	03/07	110,406	03/12	n/a	n/a	2047
Total ABS CDOs		4,561,067

Corporate Bond CDOs:
Valeo Investment Grade CDO Ltd.	01/01	294,443	01/05	n/a	01/06	2013
Valeo Investment Grade CDO II Ltd.	05/01	292,400	06/05	n/a	06/06	2013
Robeco CDO II Limited	08/01	139,397	08/05	n/a	02/06	2013
Mayfair Euro CDO I B.V. (6)(7)	06/01	128,810	05/06	n/a	05/06	2013
Total Corporate Bond CDOs		855,050

Total CDO AUM		$9,514,343

(1)

CDO AUM numbers generally reflect the aggregate principal or notional balance of the collateral and, in some cases, the cash balance held by the CDOs and are as of the date of the last trustee report received for each CDO prior to July 1, 2009.

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

(5)	We are not contractually entitled to receive any management fees from this CLO so long as 100% of the equity is held by DC LLC or an affiliate thereof.
(6)	The AUM for our Euro-denominated CDOs has been converted into U.S. dollars using the spot rate of exchange on June 30, 2009.
(7)	Maturity date varies by tranche of notes.

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

CLO investment advisory fee revenue declined by $3.9 million and $6.8 million for the three and six months ended June 30, 2009, respectively, as compared to the same periods in 2008. We managed four market value CLOs during 2008, all of which contained liquidation triggers and events of default based on the market value of the CLO’s assets. The significant decline in liquidity in the credit markets during the year ended December 31, 2008 had a negative impact on the market values of the assets held in our CLOs. All four of our market value CLOs breached their market value trigger during the year ended December 31, 2008 and were subsequently liquidated. For the three and six months ended June 30, 2008, we earned senior management fees of $0.5 million and $1.5 million, respectively, and subordinated management fees of $0.5 million and $0.7 million, respectively, on these market value CLOs.   The remainder of our CLOs are cash flow CLOs. Triggers and events of default in these deals are not based on the market value of the portfolio.

In addition, subordinated management fees on CLOs declined by $3.4 million and $5.3 million, during the three and six months ended June 30, 2009, respectively, as compared to the same periods in 2008.  This was primarily the result of the failure of the overcollateralization tests for the majority of the CLOs during the six months ended June 30, 2009, resulting in the deferral of subordinated management fees on those CLOs. We earned subordinated management fees of $77,000 and $3.5 million for the three months ended June 30, 2009 and 2008, respectively, and $1.5 million and $6.8 million for the six months ended June 30, 2009 and 2008, respectively, related to those CLOs that have failed their overcollateralization tests or that we expect will fail their overcollateralization tests.  We expect our CLO subordinated investment advisory fees to continue to be deferred in the near term.  However, over time and with continued improvement in market conditions, we expect the CLOs to regain compliance with their overcollateralization tests, and, subject to the satisfaction of certain other conditions, we would expect to recoup at least a portion and potentially substantially all of the deferred subordinated management fees and to receive future subordinated management fees on a current basis.

The decline in ABS CDO revenue of $3.2 million and $3.9 million for the three and six months ended June 30, 2009, respectively, as compared to the same periods in 2008, is primarily the result of three of the ABS CDOs triggering events of default during 2008 and the reduction in AUM for the remainder of our ABS CDOs as compared to the same period in 2008.  Two of the ABS CDOs that we currently manage, Knollwood CDO Ltd. and Knollwood CDO II Ltd., have triggered events of default resulting primarily from downgrades of their underlying collateral. However, we believe it is unlikely that a liquidation of these CDOs will occur in the near term.  As a result of the significant decline in AUM of these two ABS CDOs, we experienced a decline in senior management fees during the three and six months ended June 30, 2009 as compared to June 30, 2008 of $0.3 million and $0.5 million, respectively related to these two ABS CDOs. One additional ABS CDO that we managed during 2008, Western Springs CDO Ltd., or Western Springs CDO, triggered an event of default in the first quarter of 2008 and was subsequently liquidated. For the six months ended June 30, 2008, we earned senior management fees of $0.2 million and subordinated management fees of $22,000 on Western Springs CDO. In addition, one CDO, with respect to which we earned subordinated fees of $0.1 million during the six months ended June 30, 2008, failed its overcollateralization tests during 2008, resulting in the deferral of those fees.

We are continuing to focus on our previously announced strategy of acquiring existing CDO management contracts. On July 17, 2008, we acquired the management contract for Robeco CDO, and, on February 11, 2009, we assumed the management contract for Mayfair Euro CDO.

Other Investment Advisory Fees

The following table summarizes the respective investment advisory fee revenues for our investment management contracts related to our separately managed accounts, fixed income arbitrage investment funds, other investment vehicles and other investment advisory fees:

	Average AUM (1)	Management Fees	Performance Fees
	(In thousands)
Three months ended June 30, 2009:
Separately managed accounts	$322,367	$223	n/a

Other investment vehicle (2)	$13,217	$124	$—

Three months ended June 30, 2008:
Fixed income arbitrage investment funds	$509,036	$1,992	$—
Separately managed accounts	$423,364	$263	n/a

	Average AUM (3)	Management Fees	Performance Fees
	(In thousands)
Six months ended June 30, 2009:
Separately managed accounts	$308,521	$467	n/a

Other investment vehicle (2)	$7,552	$124	$—

Six months ended June 30, 2008:
Fixed income arbitrage investment funds	$608,450	$4,748	$1,186	(4)
Separately managed accounts	$413,653	$509	n/a

(1)	Average AUM for the three months ended June 30, 2009 and 2008 is calculated as the average of the AUM on the first day of April, May and June 2009 and 2008, respectively.
(2)	Represents management fee revenues earned on DPLC. We recognize management fee revenues on the portion of the AUM which is not related to our investment in DPLC.
(3)	Average AUM for the six months ended June 30, 2009 and 2008 is calculated as the average of the AUM on the first day of January, February, March, April, May and June 2009 and 2008, respectively.
(4)	Performance fees were related to our smaller investment fund which liquidated on April 30, 2008.

n/a — not applicable

The reduction in other investment advisory fees during the three and six months ended June 30, 2009, as compared to the same periods in 2008, was primarily driven by the liquidation of our fixed income arbitrage investment funds during 2008.  For the three and six months ended June 30, 2008, we earned management fees of $1.9 million and $4.7 million, respectively, and incentive fees of zero and $1.2 million, respectively, related to these liquidated investment funds.

As a result of the formation of DPLC, we earn management fees and incentive fees on the portion of the assets under management which is not related to our investment in DPLC.

Intercompany investment advisory fees

As a result of the Merger, we entered into a new management agreement with DCM. Management fees paid pursuant to this agreement are eliminated upon consolidation in accordance with GAAP. Fees are paid on a cost plus margin basis for investment advisory, management and operational services. All ancillary services, including back office support and certain operating expenses, are charged at cost. For the three months ended June 30, 2009 and 2008, the intercompany investment advisory fees earned were $1.4 million and $4.4 million, respectively.   For the six months ended June 30, 2009 and 2008, the intercompany investment advisory fees earned were $2.9 million and $8.4 million, respectively.

Expenses

The following table summarizes our Investment Management segment expenses for the periods presented:

	Three months ended June 30,		Variance	Six months ended June 30,		Variance
	2009	2008	2009 vs. 2008	2009	2008	2009 vs. 2008
	(In millions)
Salaries	$1.9	$3.4	$(1.5)	$4.1	$7.7	$(3.6)
Incentive compensation	1.0	3.8	(2.8)	2.0	8.2	(6.2)
Employee benefits	0.1	0.4	(0.3)	0.3	0.9	(0.6)
Total compensation and benefits	3.0	7.6	(4.6)	6.4	16.8	(10.4)

Audit and audit-related fees	0.1	0.2	(0.1)	0.2	0.5	(0.3)
Other professional fees	—	0.1	(0.1)	—	0.1	(0.1)
Total professional services	0.1	0.3	(0.2)	0.2	0.6	(0.4)

Insurance expense	0.1	0.1	—	0.2	0.3	(0.1)

Software and data feeds	0.3	0.5	(0.2)	0.6	1.0	(0.4)
Other general and administrative fees	0.3	0.4	(0.1)	0.5	0.5	—
Total general and administrative expense	0.6	0.9	(0.3)	1.1	1.5	(0.4)

Fixed asset depreciation	0.3	0.3	—	0.6	0.7	(0.1)
Intangible asset amortization	1.3	2.3	(1.0)	2.7	4.6	(1.9)
Total depreciation and amortization	1.6	2.6	(1.0)	3.3	5.3	(2.0)

Occupancy	0.6	0.6	—	1.2	1.3	(0.1)

Cost savings initiative	—	0.1	(0.1)	0.2	0.3	(0.1)

Impairment of intangible assets	0.1	1.1	(1.0)	0.1	9.0	(8.9)
Impairment of goodwill	—	—	—	—	20.0	(20.0)
Total impairment of intangible assets and goodwill	0.1	1.1	(1.0)	0.1	29.0	(28.9)

Total Investment Management segment expenses	$6.1	$13.3	$(7.2)	$12.7	$55.1	$(42.4)

The decrease in expenses of $7.2 million for the three months ended June 30, 2009 compared to the same period in 2008 was primarily attributable to decreases in compensation and benefits of $4.6 million, impairment of intangible assets and goodwill of $1.0 million and depreciation and amortization of $1.0 million.  The decrease in expenses of $42.4 million for the six months ended June 30, 2009 compared to the same period in 2008 was primarily attributable to decreases in impairment of intangible assets and goodwill of $28.9 million, compensation and benefits of $10.4 million and depreciation and amortization of $2.0 million.

The $4.6 million and $10.4 million decrease in compensation and benefits for the three and six months ended June 30, 2009, respectively, as compared to the same periods in 2008, was primarily the result of the implementation of two cost savings initiatives and to a lesser extent a reduction in our projected 2009 incentive compensation for existing employees. On March 1, 2008, in response to the adverse credit markets, we implemented an initial cost saving initiative and reduced our headcount by 13 employees, or 10% of our then current workforce, across a broad range of functions. In November 2008, in response to the continued deterioration in market conditions, we implemented a second cost saving initiative and reduced our headcount by 24 employees, or approximately 26% of our then current workforce, and reduced bonus compensation. The compensation payable to those 24 employees accounted for approximately 37% of our annual compensation expense in 2008. The headcount reductions were largely related to the fixed income arbitrage trading business and the associated back-office infrastructure. We believe these cost savings initiatives will continue to improve our financial results without adversely impacting our ability to operate our business in a prudent manner. As of June 30, 2009, we had 67 employees, as compared to 103 employees as of June 30, 2008.

During the three and six months ended June 30, 2009, we recorded $0.1 million of impairment charges related to the intangible asset associated with the management contract for Knollwood CDO II Ltd. as a result of the decline in expected future management fee cash flows from this CDO.  During the three and six months ended June 30, 2008, we recorded impairment charges on our intangible assets of $1.1 million and $9.0 million, respectively.  During the three months ended June 30, 2008, the impairment charges were comprised of $0.1 million related to an adjustment to purchase accounting that resulted in an additional impairment to the intangible asset associated with the management contract for our smallest investment fund, which subsequently liquidated, and $1.0 million related to the management contract for Western Springs CDO.  During the six months ended June 30, 2008, the remaining $7.9 million of impairment charges were comprised of $4.6 million related to the intangible asset associated with the management contract for our smallest investment fund, and $3.3 million related to the management contract for Coltrane CLO PLC, or Coltrane CLO, which triggered a market value based event of default and was subsequently liquidated.

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

Other Income and Gain (Loss)

Other income and gain (loss) for the Investment Management segment primarily consisted of the realized and unrealized losses related to our investments in preferred shares of CDOs that are managed by DCM. During the three months ended June 30, 2009 and 2008, we recognized unrealized losses of zero and $0.9 million, respectively, and, during the six months ended June 30, 2009 and 2008, we recognized unrealized losses of $0.2 million and $3.0 million, respectively, in net gain (loss) on investments at fair value in the condensed consolidated statements of operations related to these investments.  As of June 30, 2009, our one remaining investment in the preferred shares of a CDO we manage is valued at zero.

Income Tax Expense

For the three and six months ended June 30, 2009, the Investment Management segment recorded income tax expense of $10,000 and $28,000 due to our subsidiary in London. For income tax purposes, impairments of intangibles and goodwill are not recognized but are amortized straight-line over a 15-year life from the date we established a tax basis. There is a full valuation allowance on all of our deferred tax assets except for those associated with our subsidiary in London.

Principal Investing Segment

Revenues

Our Principal Investing segment revenues represent the net spread, or difference, between the interest income we earn on our investment portfolio and the cost of our borrowings. We also recognize the impact of our provision for loan losses on our Principal Investing segment revenues. The following table summarizes the Principal Investing segment revenues:

	Three months ended June 30,		Variance	Six months ended June 30,		Variance
	2009	2008	2009 vs. 2008	2009	2008	2009 vs. 2008
	(In millions)
Principal Investing Segment Revenues
Interest income	$14.1	$21.7	$(7.6)	$27.8	$82.7	$(54.9)
Interest expense	4.4	10.9	6.5	10.0	56.5	46.5
Net interest income	9.7	10.8	(1.1)	17.8	26.2	(8.4)
Provision for loan losses	9.1	2.3	(6.8)	11.2	4.5	(6.7)
Total Principal Investing segment revenues	$0.6	$8.5	$(7.9)	$6.6	$21.7	$(15.1)

The following table summarizes our Principal Investing segment interest income:

	Three months ended June 30,		Variance	% of total interest income
	2009	2008	2009 vs. 2008	Three months ended June 30,
	(In millions)			2009	2008
Real Estate Investments:
RMBS	$4.2	$6.4	$(2.2)	29.8%	29.5%
Corporate loans and securities:
Loans held in DFR MM CLO	6.2	6.9	(0.7)	44.0%	31.9%
Loans held in Wachovia Facility	0.6	2.8	(2.2)	4.2%	12.9%
Other corporate leveraged loans	—	0.4	(0.4)	0.0%	1.8%
Assets held in Market Square CLO	3.0	4.3	(1.3)	21.3%	19.8%
Commercial real estate loans and securities	—	0.7	(0.7)	0.0%	3.2%
Treasuries and short term investments	0.1	0.2	(0.1)	0.7%	0.9%
Equities and other investments	—	—	—	0.0%	0.0%
Total interest income	$14.1	$21.7	$(7.6)	100.0%	100.0%

	Six months ended June 30,		Variance	% of total interest income
	2009	2008	2009 vs. 2008	Six months ended June 30,
	(In millions)			2009	2008
Real Estate Investments:
RMBS	$8.7	$48.1	$(39.4)	31.3%	58.2%
Corporate loans and securities:
Loans held in DFR MM CLO	12.0	15.2	(3.2)	43.2%	18.3%
Loans held in Wachovia Facility	1.2	6.2	(5.0)	4.3%	7.5%
Other corporate leveraged loans	—	0.8	(0.8)	0.0%	1.0%
Assets held in Market Square CLO	6.1	9.5	(3.4)	21.9%	11.5%
Commercial real estate loans and securities	(0.1)	1.8	(1.9)	-0.4%	2.2%
Treasuries and short term investments	0.1	1.1	(1.0)	0.4%	1.3%
Equities and other investments	(0.2)	—	(0.2)	-0.7%	0.0%
Total interest income	$27.8	$82.7	$(54.9)	100.0%	100.0%

The decrease in interest income of $7.6 million and $54.9 million for the three and six months ended June 30, 2009, respectively, as compared to the same periods in 2008 was attributable primarily to the reduction of our RMBS and alternative assets portfolios and, to a lesser extent, to a lower interest rate environment. As of June 30, 2009, our RMBS and alternative asset portfolios totaled $311.2 million and $301.7 million, respectively, as compared to $444.2 million and $653.2 million, respectively, at June 30, 2008.  RMBS interest income decreased by $2.2 million and $39.4 million for the three and six months ended June 30, 2009, respectively, as compared to the same periods in 2008. This decline was primarily the result of the sale of RMBS with an amortized cost of $6.2 billion during the three months ended March 31, 2008 combined with a lower interest rate environment.  The $5.4 million and $15.5 million decrease in alternative assets interest income for the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008, was primarily the result of lower investment balances and a lower interest rate environment during the three and six months ended June 30, 2009 as compared to the same periods in 2008. Other corporate leveraged loans, loans held in the Wachovia Facility and loans held in DFR MM CLO totaled $309.1 million as of June 30, 2009 as compared to $374.1 million as of June 30, 2008.  Reductions in interest rates and the placement of certain loans on non-accrual status contributed to the reductions in interest income on loans held in DFR MM CLO and commercial real estate loans and securities.  The decrease in interest income on loans held in the Wachovia Facility of $2.2 million and $5.0 million for the three and six months ended June 30, 2009, was the result of the sale of a substantial portion of the loans in the portfolio during 2008 and the first quarter of 2009.

The following table summarizes our Principal Investing segment interest expense:

	Three months ended June 30,		Variance	Six months ended June 30,		Variance
	2009	2008	2009 vs. 2008	2009	2008	2009 vs. 2008
	(In millions)
Repurchase agreements	$0.6	$3.1	$(2.5)	$1.3	$34.4	$(33.1)
Hedging activity	—	0.1	(0.1)	0.1	5.3	(5.2)
Long term debt:
Recourse:
Trust preferred securities	1.3	1.9	(0.6)	2.7	4.0	(1.3)
Non-Recourse:
Wachovia Facility	—	0.4	(0.4)	—	1.1	(1.1)
Market Square CLO	1.1	2.4	(1.3)	2.7	5.7	(3.0)
DFR MM CLO	1.0	2.2	(1.2)	2.5	5.1	(2.6)
Total long term debt	3.4	6.9	(3.5)	7.9	15.9	(8.0)
Amortization of debt issuance cost	0.4	0.8	(0.4)	0.8	0.9	(0.1)
Total interest expense	$4.4	$10.9	$(6.5)	$10.1	$56.5	$(46.4)

The decrease in interest expense of $6.5 million and $46.4 million for the three and six months ended June 30, 2009, respectively, compared to the three and six months ended June 30, 2008, was primarily the result of significantly reduced repurchase agreement balances, decreased interest rates and decreased long term debt balances.

During the first quarter of 2008, we significantly reduced our RMBS portfolio through sales, which in turn resulted in the repayment of the outstanding repurchase agreements used to finance that RMBS and the termination of the associated interest rate swaps used to hedge our interest rate risk on those repurchase agreements. The decrease in the average outstanding repurchase agreement balance and swaps outstanding for the three and six months ended June 30, 2009, combined with a lower interest rate environment during the three and six months ended June 30, 2009, as compared to the three and six months ended June 30, 2008, contributed to a decrease in interest expense of $2.6 million and $38.3, respectively.

The interest expense related to long term debt decreased by $3.9 million and $8.1 million for the three and six months ended June 30, 2009, respectively, as compared to the same periods in 2008. This decrease was primarily driven by lower interest rates on our long term debt, which provided a decrease of $3.1 million and $6.9 million for the three and six months ended June 30, 2009, respectively, as compared to the same period in 2008.  In addition, from June 30, 2008 to June 30, 2009, we decreased the outstanding balance in the Wachovia Facility from $53.4 million to $0.8 million through sales and paydowns on the portfolio. This resulted in a reduction to our interest expense of $0.4 million and $1.1 million for the three and six months ended June 30, 2009, respectively, as compared to the same periods in 2008.

Absent other influences, we expect interest income and interest expense to continue to decline due, in part, to our deconsolidation of Market Square CLO.

Provision for Loan Losses

The following table summarizes our Principal Investing segment provision for loan losses:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(In millions)
Loans held in DFR MM CLO	$8.8	$—	$9.6	$—
Other corporate leveraged loans	—	—	—	2.2
Commercial real estate loans	0.3	2.3	1.6	2.3
Total provision for loan losses	$9.1	$2.3	$11.2	$4.5

During the three and six months ended June 30, 2009, we recognized provisions for loan losses of $9.1 million and $11.2 million, respectively. During the three months ended June 30, 2009, we recorded provisions for loan losses of $8.8 million related to two loans held in DFR MM CLO with total outstanding principal of $10.1 million and $0.3 million in additional provisions related to two commercial real estate loans still being held for investment with total outstanding principal of $6.0 million.  In addition, during the three months ended March 31, 2009, we recorded additional provisions for loan losses of $0.8 million related to two loans held in the DFR MM CLO with total outstanding principal of $17.7 million and $1.3 million related to three commercial real estate loans still being held for investment with total outstanding principal of $10.1 million.

During the three and six months ended June 30, 2008, we recorded an increase to the provision for loan losses of $2.3 million and $4.5 million, respectively. During the three months ended June 30, 2008, we determined that a provision for loan loss of $1.3 million was required on a commercial real estate loan held for investment with a total principal balance of $5.3 million. Subsequently, $1.8 million of the total principal balance was sold, and the remaining principal balance was transferred to loans held for sale. The $1.3 million addition to the provision for loan losses was transferred to valuation allowance for loans held for sale and included in loans held for sale on the condensed consolidated balance sheet as of June 30, 2008. Additionally, we recognized an increase to the provision for loan losses of $0.6 million for a commercial real estate loan held for investment with a principal balance of $1.0 million, which was sold during the three months ended June 30, 2008. As a result of the sale, the residual amount of the loan was charged-off. During the three months ended June 30, 2008, we further determined that a $0.4 million provision for loan loss was required on a commercial real estate loan held for investment with a total principal balance of $3.1 million.

Expenses

The following table summarizes Principal Investing segment expenses for the periods presented:

	Three months ended June 30,		Variance	Six months ended June 30,		Variance
	2009	2008	2009 vs. 2008	2009	2008	2009 vs. 2008
	(In millions)

Management fee expense to related party (1)	$1.7	$4.4	$(2.7)	$3.2	$8.4	$(5.2)

Audit and audit-related fees	0.3	0.2	0.1	0.4	0.9	(0.5)
Legal fees	0.3	1.6	(1.3)	0.7	1.7	(1.0)
Other professional fees	0.1	0.2	(0.1)	0.2	0.5	(0.3)
Total professional services	0.7	2.0	(1.3)	1.3	3.1	(1.8)

Insurance expense	0.7	0.6	0.1	1.4	1.2	0.2

Board of directors fees	0.7	0.9	(0.2)	1.0	1.1	(0.1)
Banking and other administrative fees	0.2	0.1	0.1	0.3	0.4	(0.1)
Software and data feeds	—	—	—	—	0.1	(0.1)
Other general and administrative fees	0.1	0.1	—	0.1	0.1	—
DPLC stucturing and organizational expenses	3.2	—	3.2	3.2	—	3.2
Total general and administrative expenses	4.2	1.1	3.1	4.6	1.7	2.9

Total Principal Investing segment expenses	$7.3	$8.1	$(0.8)	$10.5	$14.4	$(3.9)

(1)           Management fee expense of $1.4 million and $4.4 million for the three and six months ended June 30, 2009, respectively, and $2.9 million and $8.4 million for the three and six months ended June 30, 2008, respectively, is charged in conjunction with our management agreement with DCM, which is eliminated in consolidation.

The decrease in expenses of $0.8 million for the three months ended June 30, 2009, compared to the same period in 2008, was attributable to decreases in management fee expense to related party and professional services of $2.7 million and $1.3 million, respectively, partially offset by increases in general and administrative expenses and insurance expense of $3.1 million and $0.1 million, respectively.  Management fee expense to related party is eliminated upon consolidation and is based upon a cost plus margin basis for investment advisory, management and operational services. The decrease in total professional services of $1.3 million was primarily the result of decreased legal fees.  The $3.1 million increase in general and administrative expenses was primarily driven by $3.2 million in one-time organizational and structuring fees from the formation of DPLC.  These fees were borne by DPLC.  The $0.1 million increase in insurance expense reflects an increase in insurance premiums over the prior period presented.

The decrease in expenses of $3.9 million for the six months ended June 30, 2009, compared to the same period in 2008, was attributable to decreases in management fee expense to related party and professional services of $5.2 million and $1.8 million, respectively, partially offset by increases in general and administrative expenses and insurance expense of $2.9 million and $0.2 million, respectively.  The decrease in total professional services of $1.8 million was primarily the result of a $1.0 million decrease in legal fees and a $0.5 million decrease audit and audit-related fees based on a reduction in estimated fees for services during 2009.  The $2.9 million increase in general and administrative expenses was primarily driven by $3.2 million in one-time organizational and structuring fees from the formation of DPLC.  These fees were borne by DPLC.  The $0.2 million increase in insurance expense reflects an increase in insurance premiums over the prior period presented.

Other Income and Gain (Loss)

The following table summarizes our Principal Investing segment other income and (loss) gain for the periods presented:

	Three months ended June 30,		Variance	Six months ended June 30,		Variance
	2009	2008	2009 vs. 2008	2009	2008	2009 vs. 2008
	(In millions)

Other-than-temporary impairment on available-for-sale securities	$—	$(3.9)	$3.9	$—	$(3.9)	$3.9
Net loss on available-for-sale securities	—	(3.9)	3.9	—	(3.9)	3.9

Net realized gain (loss) on investments at fair value	(0.3)	(0.1)	(0.2)	(0.3)	(169.2)	168.9
Net unrealized gain (loss) on investments at fair value	1.5	(0.8)	2.3	6.8	(30.3)	37.1
Net gain (loss) on investments at fair value	1.2	(0.9)	2.1	6.5	(199.5)	206.0

Net realized gain (loss) on loans	(1.9)	(7.7)	5.8	(7.1)	(12.6)	5.5
Net unrealized gain (loss) on loans	26.8	13.2	13.6	37.8	(8.4)	46.2
Net gain (loss) on loans	24.9	5.5	19.4	30.7	(21.0)	51.7

Net realized loss on interest rate swaps	(9.9)	(4.8)	(5.1)	(9.4)	(272.1)	262.7
Net realized loss on credit default swaps	—	(0.3)	0.3	(0.5)	(2.4)	1.9
Net realized loss on total return swaps	—	—	—	—	(0.7)	0.7
Net realized loss on interest rate floors and caps	—	—	—	—	(1.6)	1.6
Net unrealized gain on interest rate swaps	12.8	9.6	3.2	12.1	57.6	(45.5)
Net unrealized gain on credit default swaps	—	0.5	(0.5)	0.4	0.5	(0.1)
Net unrealized gain on total return swaps	—	0.8	(0.8)	—	0.3	(0.3)
Net unrealized gain on interest rate floors and caps	—	—	—	—	1.1	(1.1)
Net unrealized gain (loss) on warrants	—	0.3	(0.3)	(0.1)	0.2	(0.3)
Net gain (loss) on derivatives	2.9	6.1	(3.2)	2.5	(217.1)	219.6

Dividend income	0.1	0.1	—	0.1	0.2	(0.1)
Dividend income and other net gain	0.1	0.1	—	0.1	0.2	(0.1)

Net gain on the deconsolidation of Market Square CLO	29.6	—	29.6	29.6	—	29.6

Net other income and gain (loss)	$58.7	$6.9	$51.8	$69.4	$(441.3)	$510.7

Total realized gain (loss)	$17.6	$(12.8)	$30.4	$12.4	$(458.4)	$470.8
Total unrealized gain	$41.1	$19.7	$21.4	$57.0	$17.1	$39.9

Net other income and gain (loss) improved by $51.8 million and $510.7 million for the three and six months ended June 30, 2009, respectively, compared to the same periods for 2008. The improvement during the three months ended June 30, 2009, as compared to the same period in 2008, was primarily attributable to improvements on investments in loans, available-for-sale securities and investments at fair value of $19.4 million, $3.9 million and $2.1 million, respectively, and a net gain on the deconsolidation of Market Square CLO of $29.6 million.  The improvement during the six months ended June 30, 2009, as compared to the same period in 2008, was primarily attributable to improvements in derivatives, investments at fair value, loans and available-for-sale securities of $219.6 million, $206.0 million, $51.7 million and $3.9 million, respectively, and a net gain on the deconsolidation of Market Square CLO of $29.6 million.

During the three and six months ended June 30, 2009, the net gains on investments at fair value were $1.2 million and $6.5 million, respectively, primarily driven by valuation increases on our RMBS portfolio.  The decrease in net losses on investments at fair value and derivatives was primarily the result of the significant sales of our RMBS portfolio and associated reductions in our outstanding interest rate swaps during the first quarter of 2008.  During the first quarter of 2008, our RMBS portfolio experienced a significant decrease in value fueled by the emergent credit crisis. This reduced our ability to successfully finance and hedge our RMBS portfolio. We sold a substantial portion of our non-Agency RMBS and Agency RMBS to improve liquidity, which resulted in realized trading losses of $169.2 million for the six months ended June 30, 2008.  In conjunction with the sale of a substantial portion of our RMBS portfolio during the three months ended March 31, 2008, we terminated 188 interest rate swaps with a notional amount of $6.2 billion, which resulted in net losses on interest rate swaps during the three months ended March 31, 2008 of $219.3 million.

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

The improvement in net gain (loss) on loans during the three and six months ended June 30, 2009 was primarily the result of stronger market performance, which in turn increased the valuation of our held for sale portfolio within Market Square CLO by $30.8 million and $45.2 million, respectively.  Unrealized gains on loans held for sale include recoveries up to original cost or value on the date the loan was transferred from loans held for investment to loans held for sale.  The increase in valuation on our Market Square CLO loan portfolio was partially offset by decreased performance on loans held for sale in our structured and syndicated loan portfolio which drove down valuations on these loans. In addition, we realized net losses on sales of loans of $1.9 million and $7.1 million during the three and six months ended June 30, 2009, respectively, primarily as a result of the sale of loans held within the Wachovia Facility with a par value of $31.5 million for $10.8 million, net of interest of $0.2 million, during the three months ended March 31, 2009.

Although substantially all of the $24.9 million and $30.7 million of net gain on loans for the three and six months ended June 30, 2009, respectively, was related to loans held in Market Square CLO, our future results will not reflect changes to the values of loans held in Market Square CLO as a result of its deconsolidation.

Income Tax Expense

For the three and six months ended June 30, 2009, the Principal Investing segment recorded income tax expense of $150,000 and $150,000, respectively, as a result of differences in the calculation of alternative minimum taxable income versus regular taxable income.

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

As of June 30, 2009, we did not maintain any other relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose or VIEs, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of June 30, 2009, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide additional funding to any such entities, except for the Trusts.

Liquidity and Capital Resources

We held cash and cash equivalents of $41.8 million as of June 30, 2009.

Our operating activities used cash of $10.9 million for the three months ended June 30, 2009, primarily through the following:

Net inflows and non-cash adjustments of $80.1 million, consisting of the following:

•                            Net income attributable to DFR. — $64.4 million

•                            Provision for loan losses — $11.2 million

•                            Depreciation and amortization — $3.3 million

•                            Net change in operating assets and liabilities — $0.5 million

•                            Share-based compensation — $0.3 million

•                            Impairment of intangible assets — $0.1 million

•                            Non-cash rental expense — $0.1 million

•                            Amortization of net loss on previously designated derivatives — $0.1 million

•                            Deferred tax benefit — $0.1 million

Net outflows and non-cash adjustments totaled $91.0 million, consisting of the following:

•                            Net gain on loans — $30.7 million

•                            Net gain on the deconsolidation of Market Square CLO — $29.6 million

•                            Net changes in undesignated derivatives — $12.8 million

•                            Net purchases of investments at fair value — $7.4 million

•                            Net gain on investments at fair value — $6.3 million

•                            Net loss attributable to noncontrolling interest — $3.0 million

•                            Net purchases of loans held for sale — $0.9 million

•                            Net premium and discount amortization on investments, loans and debt issuance — $0.4 million

Our investing activities provided cash of $46.5 million for the six months ended June 30, 2009, primarily from the change in restricted cash and cash equivalents of $44.0 million, principal payments and proceeds from the sale of investments at fair value previously classified as available-for-sale of $43.3 million, principal payments and proceeds from the sale of loans of $26.2 million and proceeds from the sale of loans previously classified as held for investment of $12.0 million, partially offset by the origination and purchase of loans held for investment of $79.0 million.

Our financing activities used cash of $26.6 million for the six months ended June 30, 2009, primarily for payments on repurchase agreements of $31.3 million, payments made on the Wachovia Facility of $13.2 million, payments made on other long term debt of $2.1 million and debt issuance costs of $0.1 million, partially offset by contributions of noncontrolling interests of $20.1 million.

Leverage

The sale of a substantial portion of our RMBS portfolio has decreased our reliance on short term debt, in the form of repurchase agreements, used to finance that portfolio. Our RMBS holdings were $311.2 million, and our repurchase agreement liabilities were $294.5 million as of June 30, 2009. As discussed in more detail in the following section “Liquidity and Sources of Funds,” our remaining long term debt of $427.5 million consists of $231.8 million of non-recourse debt, $72.0 million of Series A and Series B Notes, due in 2012, and $123.7 million of trust preferred securities with $51.6 million and $72.1 million due in 2035 and 2036, respectively.

Although we continue to closely monitor our leverage, the changes in our business resulting from the Merger in 2007 and the termination of our REIT status on September 30, 2008 (retroactive to January 1, 2008) impacted how we expect to use and manage leverage going forward. The acquisition of Deerfield, and our subsequent focus on our Investment Management segment, significantly reduces our need for leverage and equity to support our operations because of the generation of cash flows in the form of contractual investment advisory fees. Additionally, the termination of our REIT status provides us with more flexibility to allocate capital to assets other than RMBS, although, in the near term, we expect to continue to hold our RMBS portfolio.

Liquidity and Sources of Funds

We believe that our current cash and cash equivalents, unencumbered liquid assets and net equity in our financed RMBS portfolio, along with cash flows from operations, among other things, are adequate to meet anticipated long term (greater than one year) liquidity requirements.  Unencumbered RMBS and unrestricted cash and cash equivalents aggregated $45.1 million at June 30, 2009. In addition, net equity in our financed RMBS portfolio (including associated interest rate swaps), excluding the unencumbered RMBS included above, totaled $16.6 million at quarter end. In total, we had unrestricted cash and cash equivalents, unencumbered RMBS and net equity in the financed RMBS portfolio of $61.7 million as of June 30, 2009. As of June 30, 2009, the fair value of our Agency RMBS and non-Agency RMBS portfolios were $308.0 million and $3.1 million, respectively. Our largest repurchase agreement counterparty has required that we maintain a minimum of $20.0 million of cash in their custody in order to maintain our current repurchase agreement margin percentages on our Agency RMBS. If we fail to satisfy this requirement, the counterparty will have the right to immediately increase the margin percentages under our repurchase agreements and may exercise other remedies.

On July 31, 2009, we entered into three supplemental indentures with the holders of the trust preferred securities issued by each of Deerfield Capital Trust I, Deerfield Capital Trust II and Deerfield Capital Trust III.  See “Recent Developments” for additional disclosure regarding the supplemental indentures.

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

As we focus on growing our Investment Management segment, we expect to utilize our cash and liquidity to invest in new investment products.  We also may use our cash in connection with the acquisition of CDO management contracts or other Investment Management opportunities. We expect our CLO subordinated investment advisory fees to continue to be deferred in the near term.  However, over time and with improved market conditions, we expect the CLOs to regain compliance with their overcollateralization tests, and, subject to the satisfaction of certain other conditions, we would expect to recoup at least a portion and potentially substantially all of the deferred subordinated management fees and to receive future subordinated management fees on a current basis.

The economic impact of our investment in DFR MM CLO is determined by the cash flows distributed to us by DFR MM CLO on our investment in $50.0 million of preferred shares, subject to diversion of cash flows away from us as provided in accordance with the indenture for DFR MM CLO, and our investment in $19.0 million of debt of DFR MM CLO.  For the three and six months ended June 30, 2009 the net loss of $3.5 million and net gain of $0.8 million, respectively, recorded under GAAP for DFR MM CLO was not indicative of the economic impact to us of cash flow distributions from DFR MM CLO of $4.8 million and $5.0 million, respectively.  Cash flows from our investment in preferred shares of DFR MM CLO began to be diverted during the second quarter of 2009 in accordance with the DFR MM CLO indenture; however, cash flows are still being received on our investment in DFR MM CLO debt.

Investment Management Segment

The following is a summary of our recourse Investment Management segment borrowings as of June 30, 2009:

	Series A and
	Series B Notes
Outstanding balance (in thousands)	$72,042	(1)
Weighted average borrowing rate	6.21%
Weighted-average remaining maturity (in years)	3.50

(1)  Principal outstanding of $72.0 million is presented net of a $1.9 million discount.

Principal Investing Segment

The following is a summary of our Principal Investing segment borrowings as of June 30, 2009:

	Recourse			Non-Recourse
		Trust
	Repurchase	Preferred				Wachovia
	Agreements	Securities		DFR MM CLO		Facility		Total
Outstanding balance (in thousands)	$294,470	$123,717		$231,000	(2)	$771		$649,958
Weighted average borrowing rate	0.69%	3.81%		1.80	%(3)	2.81%		1.68%
Weighted-average remaining maturity (in years)	0.01	26.94	(1)	10.06		—	(4)	8.71

(1)	$51.6 million of the Trust Preferred Securities are callable by us after October 30, 2010, and $72.1 million are callable by us after October 30, 2011.
(2)	The term financing is callable on July 20, 2010 and quarterly thereafter.
(3)	Excludes $19.0 million of DFR MM CLO debt that is owned by us and eliminated upon consolidation. Had this debt been included, the weighted-average borrowing rate would be 2.05%.
(4)	The Wachovia Facility was fully repaid subsequent to June 30, 2009.

Recourse Debt

Recourse debt refers to debt that is a general obligation of ours. None of our long term debt is subject to potential margin calls for additional pledges of our cash or assets.

On July 31, 2009, we entered into three supplemental indentures with the holders of the trust preferred securities issued by each of Deerfield Capital Trust I, Deerfield Capital Trust II and Deerfield Capital Trust III.  See “Recent Developments” for additional disclosure regarding the supplemental indentures.

Repurchase Agreements

As of June 30, 2009, proceeds from repurchase agreements totaling $294.5 million, with a weighted-average current borrowing rate of 0.69%, were used to finance the acquisition of RMBS. We expect to continue borrowing funds in the form of repurchase agreements. As of June 30, 2009, we had outstanding repurchase agreement balances with two financial institutions. Our repurchase agreement liabilities are significantly concentrated with one counterparty that provides financing totaling 84.0% of the $294.5 million of repurchase agreement liabilities as of June 30, 2009. Increases in interest rates could reduce the value of our RMBS, which could limit our borrowing ability or cause our lenders to initiate additional margin calls. An increase in the percentage deduction of fair value of RMBS collateral that we receive in cash at the inception of the repurchase agreement, which we sometimes refer to as a haircut, imposed by our counterparties would limit our borrowing capacity. Amounts due upon maturity of our repurchase agreements will be funded primarily through the rollover or re-issuance of repurchase agreements and monthly principal and interest payments received on our RMBS.

The following table presents certain information regarding the amount at risk related to our repurchase agreements:

		Weighted-Average
		Maturity of Repurchase
	Amount at Risk (1)	Agreements
	(In thousands)	(In days)
Repurchase Agreement Counterparties:
Deutsche Bank Securities Inc.	5,461	14
Fortis Securities LLC	9,890	2
Total	$15,351	4

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

Non-Recourse Debt

Non-recourse debt refers to debt with recourse only to specific assets pledged as collateral to the lenders, such as warehouse facilities and the debt issued by CDOs that are consolidated by us as VIEs. The creditors of the non-recourse debt have no recourse to our other assets. None of the long term debt is subject to potential margin calls for additional pledges of our cash or assets. The carrying value of the collateral of the entities which the non-recourse debt holders have recourse for the repayment of outstanding debt are $1.5 million and $288.2 million for the Wachovia Facility and DFR MM CLO, respectively.

Wachovia Facility.  On May 8, 2009, we entered into a second amended and restated forbearance agreement related to the Wachovia Facility extending the period through which no action will be taken in respect of any prior noncompliance with the covenant requiring us to maintain stockholders’ equity of at least $240.0 million as well as certain other covenants under the Wachovia Facility through the earlier of July 7, 2009 and the date of any breach of the forbearance agreement by us. The Wachovia Facility was fully repaid and all of our obligations thereunder were satisfied subsequent to June 30, 2009.

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

Seasonality

While our Investment Management segment is not directly affected by seasonality, our investment advisory fees may be higher in the fourth quarter of our fiscal year as a result of our revenue recognition accounting policy for performance fees related to DPLC. We currently do not expect to have performance fees in the current year related to DPLC.

Recent Developments

On July 31, 2009, we entered into the three supplemental indentures, or the Supplemental Indentures, with the holders of our trust preferred securities issued by each of Deerfield Capital Trust I, Deerfield Capital Trust II and Deerfield Capital Trust III, or collectively the Trust Preferred Securities.  The Supplemental Indentures amend the consolidated net worth covenants, or the Net Worth Covenants, contained in the indentures governing the Trust Preferred Securities to (i) permanently decrease the net worth required by the Net Worth Covenants from $175 million to $50 million and (ii) provide that the initial measurement date for compliance with the Net Worth Covenants will be September 30, 2012.  In addition, the Supplemental Indentures contain provisions prohibiting us from (i) incurring additional indebtedness for the life of the Trust Preferred Securities, except for indebtedness permitted to be incurred in accordance with provisions that are substantially similar to the provisions of the agreements governing the Series A and Series B Notes, and (ii) declaring additional dividends or distributions on our capital stock for the life of the Trust Preferred Securities, except as permitted in accordance with provisions that are substantially similar to the provisions of the agreements governing the Series A and Series B Notes.  The Supplemental Indentures also provide the representative of the holders of the Trust Preferred Securities with certain inspection rights.  The Supplemental Indentures supersede the temporary waiver of the Net Worth Covenants obtained from the holders of the Trust Preferred Securities in November 2008.  We paid the holders of the Trust Preferred Securities a fee of $250,000 on July 31, 2009 and committed to pay such holders an additional fee of $250,000 on or before July 31, 2010 in connection with the Supplemental Indentures.

The Wachovia Facility was fully repaid and all our obligations thereunder were satisfied subsequent to June 30, 2009.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2009, the primary component of our market risk was interest rate and spread risk, as described below. While we do not seek to avoid risk completely, we actively manage interest rate risk and regularly assess whether earnings in the portfolio include appropriate compensation for the inherent market risks to which it is exposed. In light of these risks, we regularly consider our capital levels and currently are focused on redeploying capital from Principal Investing activities to growing our Investment Management segment.

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

In order to mitigate our interest rate exposure, we have two interest rate swap transactions outstanding as of June 30, 2009. The following table summarizes the expiration dates of these contracts and their notional amounts:

Year of Expiration	Notional Amount
(In thousands)
2009	$20,000
2010	10,000
Total	$30,000

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

The following sensitivity analysis table shows the impact on the estimated fair value of our RMBS interest rate-sensitive investments and interest rate swaps as of June 30, 2009, assuming rates instantaneously fall 100 basis points and rise 100 basis points. The below table excludes the securities held in DFR MM CLO because these investments are impacted by cash flows and the terms of their respective indentures, rather than fair values.

	Interest Rates		Interest Rates
	Fall 100		Rise 100
	Basis Points	Unchanged	Basis Points
	(Dollars in thousands)
RMBS
Fair value	$316,192	$311,154	$304,422
Change in fair value	$5,038		$(6,732)
Change as a percent of fair value	1.62%		(-2.16)%
Interest Rate Swaps
Fair value	$(947)	$(863)	$(707)
Change in fair value	$(84)		$156
Change as a percent of fair value	9.73%		18.08%
Net Portfolio Impact	$4,954		$(6,576)

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

As of June 30, 2009, substantially all investments in our alternative investments portfolio (non-RMBS) are instruments with variable interest rates that are indexed to LIBOR. Because the variable rates on these instruments are short term in nature, we are not exposed to material changes in fair value as a result of changes in interest rates.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Ownership limitations in our charter may restrict change of control or business combination opportunities in which our stockholders might receive a premium for their shares.

On May 20, 2009, following stockholder approval, we amended our charter to restrict certain acquisitions and dispositions of our securities in order to preserve the benefit of our NOLs, NCLs and certain other tax attributes for tax purposes.  As amended, our charter generally restricts the ability of a person or entity or group from accumulating 5% or more of our common stock.  The ownership limitations in our charter could have the effect of impeding or discouraging an acquisition of common stock, tender offer or other transaction, even if such a transaction may be favorable to the interests of some or all of our stockholders.  This might prevent our common stockholders from realizing an opportunity to sell all or a portion of their shares of our stock at higher than market prices.  In addition, the ownership limitation contained in our charter may impede the assumption of control by a holder of a large block of common stock and the removal of incumbent directors and management, even if such removal may be beneficial to all of our stockholders.  The charter restriction could also negatively affect the liquidity of our stock and otherwise decrease the market price of our common stock.

Item 4. Submission of Matters to a Vote of Security Holders

We held our Annual Meeting on May 19, 2009.  The following Class I directors were elected by our stockholders as follows:

Nominee for Director	For	Withheld
Peter H. Rothschild	4,577,245	1,421,161
Robert E. Fischer	5,322,114	676,295
Peter W. May	5,352,223	646,186

Each of the above-named Class I directors will be up for election again at our annual meeting expected to be held in 2011.  Our Class II director, Stuart Oran, will be up for election at our next annual meeting expected to be held later in the 2009 calendar year, and our Class III directors, Jonathan W. Trutter and Robert B. Machinist will be up for election at our annual meeting expected to be held in 2010.

The other matters voted upon at the annual meeting are as follows:

Approval of an amendment to our charter to restrict certain acquisitions and dispositions of our securities in order to preserve the benefit of our NOLs, NCLs and certain other tax attributes for tax purposes and to remove references to our operation as a REIT as one of the purposes of our company:

For	Against	Abstain
3,781,051	522,722	27,987

1,666,648 broker non-votes arose in connection with the proposal to amend our charter.

Ratification of the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2009:

For	Against	Abstain
5,871,487	112,217	14,704

There were no additional matters voted upon at the annual meeting.

ITEM 5. OTHER INFORMATION

The information set forth under “Part I — Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments” of this quarterly report on Form 10-Q is incorporated by reference into this Part II — Item 5.

ITEM 6. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Exhibit Title

3.1	Articles of Amendment and Restatement of Deerfield Capital Corp., as amended and supplemented.

3.2

Bylaws of Deerfield Capital Corp. (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008, filed with the SEC on August 11, 2008).

4.1

Warrant, dated April 9, 2009, issued by Deerfield Capital Corp. to Pegasus Deerfield (AIV), LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 15, 2009).

4.2

Warrant, dated April 9, 2009, issued by Deerfield Capital Corp. to Pegasus Deerfield (AIV), LLC (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 15, 2009).

10.1

Registration Rights Agreement, dated April 9, 2009, between Deerfield Capital Corp. and Pegasus Deerfield (AIV), LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 15, 2009).

10.2

Letter Agreement, dated April 9, 2009, by and among Pegasus Deerfield (AIV), LLC, PGS Management, LLC, Deerfield Pegasus Loan Capital LP, DPLC General Partner LLC, Deerfield Capital Corp. and Deerfield Capital Management LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 15, 2009).

10.3

Letter Agreement, dated April 9, 2009, by and among Pegasus Deerfield (AIV), LLC, PGS Management, LLC, Deerfield Pegasus Loan Capital LP, DPLC General Partner LLC, Deerfield Capital Corp. and Deerfield Capital Management LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 15, 2009).

10.4

Letter Agreement, dated April 9, 2009, by and among Pegasus Deerfield (AIV), LLC, Deerfield Capital Corp. and Deerfield Capital Management LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on April 15, 2009).

10.5

Letter Agreement, dated April 9, 2009, between Deerfield Capital Management LLC and Jonathan Trutter (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on April 15, 2009).

10.6

Second Amended and Restated Forbearance Agreement, dated as of May 8, 2009 by and among DWFC, LLC and Deerfield TRS (Bahamas) Ltd., as borrowers, Deerfield Capital LLC, as originator and servicer, Wachovia Bank, National Association, as swingline purchaser and institutional purchaser, and Wachovia Capital Markets, LLC, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009, filed with the SEC on May 11, 2009).

10.7

Letter Agreement, dated May 11, 2009, between Deerfield Capital Management LLC and Francis P. Straub III (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009, filed with the SEC on May 11, 2009).

10.8

Letter Agreement, dated May 11, 2009, between Deerfield Capital Management LLC and Robert A. Contreras (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009, filed with the SEC on May 11, 2009).

10.9

Amendment No. 1, dated as of May 11, 2009, to the Employment Agreement by and between Deerfield Capital Management LLC and Jonathan W. Trutter, dated as of June 26, 2004 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009, filed with the SEC on May 11, 2009).

10.10

Letter Agreement, dated May 11, 2009, by and between Deerfield Capital Management LLC and Jonathan W. Trutter (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009, filed with the SEC on May 11, 2009).

10.11

Form of Indemnification Agreement (incorporated by reference to Exhibit 10.51 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the SEC on March 16, 2009).

10.12

Deerfield Capital Corp. First Amended and Restated Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 11, 2009).

10.13	Form of Performance Share Award Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 11, 2009).

10.14

Third Supplemental Indenture, dated as of July 31, 2009, to and under the Junior Subordinated Indenture, dated as of September 29, 2005, by and among Deerfield Capital LLC and The Bank of New York Mellon Trust Company, National Association (as successor to JPMorgan Chase Bank, National Association), as trustee, and with respect to certain provisions, each of The Bank of New York Mellon Trust Company, National Association, in its capacity as property trustee, Deerfield Capital Trust I, Taberna Preferred Funding III, Ltd. and Taberna Preferred Funding V, Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 5, 2009).

10.15

Third Supplemental Indenture, dated as of July 31, 2009, to and under the Junior Subordinated Indenture, dated as of August 2, 2006, by and among Deerfield Capital LLC and The Bank of New York Mellon Trust Company, National Association (as successor to JPMorgan Chase Bank, National Association), as trustee, and with respect to certain provisions, each of The Bank of New York Mellon Trust Company, National Association, in its capacity as property trustee, Deerfield Capital Trust II and Taberna Preferred Funding VII Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 5, 2009).

10.16

Third Supplemental Indenture, dated as of July 31, 2009, to and under the Junior Subordinated Indenture, dated as of October 27, 2006, by and among Deerfield Capital LLC and The Bank of New York Mellon Trust Company, National Association (as successor to JPMorgan Chase Bank, National Association), as trustee, and with respect to certain provisions, each of The Bank of New York Mellon Trust Company, National Association, in its capacity as property trustee, Deerfield Capital Trust III, Taberna Preferred Funding VIII, Ltd. and Taberna Preferred Funding IX, Ltd. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 5, 2009).

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

DEERFIELD CAPITAL CORP.
(Registrant)

Date: August 10, 2009	By: /s/ JONATHAN W. TRUTTER
Jonathan W. Trutter, Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 10, 2009	By: /s/ FRANCIS P. STRAUB III
Francis P. Straub III, Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)