Form 10-Q
period 2009-09-30
Deerfield Capital Corp.
filed 2009-11-09
CIK 1313918

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

There were 6,454,924 shares of the registrant’s Common Stock outstanding as of November 6, 2009.

DEERFIELD CAPITAL CORP.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2009

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

The following factors, among others, could cause actual results to differ materially from those described in the forward-looking statements:

Relating to our business generally:

•             effects of the recent dislocation and weakness in the mortgage market and credit markets generally;

•             effects of the recent global economic crisis and recession;

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

•             our ability to generate earnings or raise capital to maintain positive stockholders’ equity;

•            our ability to satisfy the conditions to the capital commitments in our investment venture with Pegasus Capital Advisors L.P. (“Pegasus”), whether Pegasus ultimately invests all or a portion of its $74.0 million capital commitment and whether such investment venture is successful;

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

Relating to our investment management segment:

•            continued reductions in assets under management (“AUM”) and related reductions in our investment advisory fee revenue, due to such factors as weak investment performance, substantial illiquidity or price volatility in the fixed income instruments in which we invest, loss of key portfolio management or other personnel (or lack of availability of additional key personnel if needed for expansion), reduced investor demand for the types of investment products that we offer or loss of investor confidence due to weak investment performance, volatility of returns, general declines in economic conditions and adverse publicity;

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

•            the reduction in CDO management fees or AUM resulting from payment defaults by issuers of the underlying collateral, downgrades of the underlying collateral by the rating agencies or depressed market values of the underlying collateral, all of which may contribute to the triggering of certain structural provisions and/or events of default built into CDOs;

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

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
	2009	2008
	(In thousands, except share
	and per share amounts)
ASSETS
Cash and cash equivalents	$47,542	$32,791
Due from broker	1,004	15,065
Restricted cash and cash equivalents	21,786	76,892
Available-for-sale securities—at fair value	—	2,338
Investments at fair value, including $315,241 and $340,866 pledged	336,170	347,977
Other investments	4,287	4,764
Derivative assets	74	132
Loans held for sale	9,053	218,137
Loans held for investment	295,916	255,351
Allowance for loan losses	(24,131)	(19,979)
Loans held for investment, net of allowance for loan losses	271,785	235,372
Investment advisory fee receivables	2,189	4,012
Interest receivable	3,447	5,843
Other receivable	1,995	4,249
Prepaid and other assets	8,373	11,831
Fixed assets, net	8,181	9,143
Intangible assets, net	24,246	28,310
TOTAL ASSETS	$740,132	$996,856

LIABILITIES
Repurchase agreements, including $74 and $407 of accrued interest	$306,304	$326,112
Due to broker	2,975	1,514
Derivative liabilities	832	13,529
Interest payable	1,255	6,606
Accrued and other liabilities, including $414 and zero at fair value	4,955	15,112
Long term debt	417,921	716,417
TOTAL LIABILITIES	734,242	1,079,290

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, par value $0.001: 100,000,000 shares authorized; 14,999,992 shares issued and zero outstanding	—	—
Common stock, par value $0.001: 500,000,000 shares authorized; 6,455,357 and 6,455,466 shares issued and 6,454,924 and 6,449,102 shares outstanding	6	6
Additional paid-in capital	866,546	865,869
Accumulated other comprehensive loss	(111)	(4,256)
Accumulated deficit	(877,832)	(944,053)
DEERFIELD CAPITAL CORP. STOCKHOLDERS’ DEFICIT	(11,391)	(82,434)
Noncontrolling interest in consolidated entity	17,281	—
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	5,890	(82,434)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$740,132	$996,856

See notes to condensed consolidated financial statements.

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(In thousands, except share and per share amounts)
Revenues
Interest income	$10,839	$20,506	$38,719	$103,680
Interest expense	3,866	11,671	16,531	71,692
Net interest income	6,973	8,835	22,188	31,988
Provision for loan losses	4,226	15,459	15,452	19,961
Net interest income (expense) income after provision for loan losses	2,747	(6,624)	6,736	12,027
Investment advisory fees	3,949	9,015	12,695	33,493
Total net revenues	6,696	2,391	19,431	45,520

Expenses
Compensation and benefits	2,637	4,984	9,020	21,720
Professional services	788	2,211	2,306	5,941
Insurance expense	778	740	2,313	2,207
Other general and administrative expenses	928	1,417	6,688	4,697
Depreciation and amortization	1,630	2,498	4,894	7,765
Occupancy	610	645	1,818	1,875
Management and incentive fee expense to related party	337	—	632	—
Cost savings initiatives	11	(2)	236	325
Impairment of intangible assets and goodwill	—	110,268	126	139,302
Total expenses	7,719	122,761	28,033	183,832

Other Income and Gain (Loss)
Net loss on available-for-sale securities	—	(856)	(31)	(4,712)
Net gain (loss) on investments at fair value	2,983	(13,655)	9,294	(216,121)
Net gain (loss) on loans	539	(14,367)	31,230	(35,404)
Net (loss) gain on derivatives	(57)	(2,239)	2,520	(219,384)
Dividend income and other net loss	(443)	(678)	(340)	(484)
Net gain on the deconsolidation of Market Square CLO	—	—	29,551	—
Net other income and gain (loss)	3,022	(31,795)	72,224	(476,105)
Income (loss) before income tax expense	1,999	(152,165)	63,622	(614,417)
Income tax expense	75	4,718	253	384

Net income (loss)	1,924	(156,883)	63,369	(614,801)
Less: Cumulative convertible preferred stock dividends and accretion	—	—	—	2,393
Net income (loss) attributable to common stockholders	1,924	(156,883)	63,369	(617,194)
Net (income) loss attributable to noncontrolling interest	(108)	—	2,852	—
Net income (loss) attributable to Deerfield Capital Corp.	$1,816	$(156,883)	$66,221	$(617,194)

Net income (loss) attributable to Deerfield Capital Corp . per share - basic	$0.27	$(22.81)	$9.84	$(95.89)
Net income (loss) attributable to Deerfield Capital Corp. per share - diluted	$0.27	$(22.81)	$9.84	$(95.89)

WEIGHTED-AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC	6,763,088	6,878,260	6,732,272	6,436,583
WEIGHTED-AVERAGE NUMBER OF SHARES OUTSTANDING - DILUTED	6,763,088	6,878,260	6,732,272	6,436,583

See notes to condensed consolidated financial statements.

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

	Deerfield Capital Corp. Stockholders
				Accumulated		Noncontrolling
	Common Stock		Additional	Other		interest in
		Par	Paid-in	Comprehensive	Accumulated	consolidated		Comprehensive
	Shares	Value	Capital	Loss	Deficit	entity	Total	Income
	(In thousands)
Balance - January 1, 2009	6,449	$6	$865,869	$(4,256)	$(944,053)	$—	$(82,434)
Net income					66,221	(2,852)	63,369	$63,369
Contributions of noncontrolling interest						20,133	20,133
Available-for-sale securities - fair value adjustment				1,452			1,452	1,452
Previously designated derivatives - amortization of net loss				136			136	136
Deconsolidation of Market Square CLO				2,603			2,603	2,603
Foreign currency translation loss				(46)			(46)	(46)
Comprehensive income								$67,514
Equity issuance cost - Market Square CLO deconsolidation			368				368
Share-based compensation	6		309				309
Balance - September 30, 2009	6,455	$6	$866,546	$(111)	$(877,832)	$17,281	$5,890

See notes to condensed consolidated financial statements.

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,
	2009	2008
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) attributable to Deerfield Capital Corp.	$66,221	$(614,801)
Adjustments to reconcile net income (loss) attributable to Deerfield Capital Corp. to net cash (used in) provided by operating activities:
Net loss attributable to noncontrolling interest	(2,852)	—
Net premium and discount amortization on investments, loans and debt issuance	(1,189)	2,286
Share-based compensation	309	508
Net (purchases) sales of investments at fair value	(99,606)	658,244
Net (gain) loss from investments at fair value	(9,294)	216,121
Net gain on the deconsolidation of Market Square CLO	(29,551)	—
Other-than-temporary impairment on available-for-sale securities	31	4,735
Net loss on other investments	550	708
Net purchases of loans held for sale	(866)	(9,349)
Net (gain) loss on loans	(31,230)	35,416
Provision for loan losses	15,452	19,961
Net realized gain on available-for-sale securities	—	(23)
Net changes in undesignated derivatives	(12,901)	(159,032)
Amortization of net loss on previously designated derivatives	136	96,996
Depreciation and amortization	4,894	7,765
Impairment of intangible assets and goodwill	126	139,302
Non-cash rental expense	109	149
Provision for income taxes	28	—
Deferred tax expense	49	384
Changes in operating assets and liabilities:
Due from broker	13,769	98,278
Interest receivable	(743)	25,400
Other receivable	4,000	1,842
Prepaid and other assets	(303)	(103)
Accrued interest on repurchase agreements	(333)	(20,192)
Due to broker	1,723	(1,516)
Interest payable	(4,352)	(8,794)
Accrued and other liabilities	(10,669)	(19,892)
Net cash (used in) provided by operating activities	(96,492)	474,393

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted cash and cash equivalents	49,410	(15,909)
Purchase of available-for-sale securities	—	(2,378)
Principal payments on available-for-sale securities	—	25,916
Proceeds from the sale of investments at fair value previously classified as available-for-sale	73,863	4,138,198
Principal payments on investments at fair value previously classified as available-for-sale	46,922	187,338
Origination and purchase of loans held for investment	(81,665)	(15,646)
Principal payments on loans held for investment	22,412	54,755
Proceeds from sale of loans held for investment	12,882	33,701
Proceeds from sale of loans held for sale previously classified as held for investment	11,960	11,387
Sales (purchases) of fixed assets	6	(16)
Net cash provided by investing activities	135,790	4,417,346

CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments under repurchase agreements	(19,475)	(4,900,055)
Proceeds from Wachovia Facility	—	3,000
Payments made on Wachovia Facility	(13,932)	(42,375)
Payments made on long term debt	(11,110)	—
Payment of debt issuance costs	(142)	(875)
Dividends paid	—	(21,690)
Payments made on short term debt	—	(1,523)
Contributions of noncontrolling interest	20,133	—
Net cash used in financing activities	(24,526)	(4,963,518)

Foreign currency translation	(21)	(46)
Net increase (decrease) in cash and cash equivalents	14,751	(71,825)
Cash and cash equivalents at beginning of period	32,791	113,733
Cash and cash equivalents at end of period	$47,542	$41,908

SUPPLEMENTAL DISCLOSURE:
Cash paid for interest	$19,243	$108,246
Cash paid for income taxes	87	4,083

NONCASH INVESTING AND FINANCING ACTIVITIES:
Settlement of interest income as an addition to principal balance of loans	2,353	4,894
Establishment of contingent liabiilty	473	—
Equity received upon loan restructuring	73	—
Principal payments receivable from available-for-sale securities	—	308
Receipt of warrants	—	1,092
Share-based compensation	—	2,789
Dividends declared, not yet paid	—	5,693
Series A cumulative convertible preferred stock dividend and accretion	—	2,393
Merger purchase price adjustments	—	561

See notes to condensed consolidated financial statements.

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.              ORGANIZATION

Deerfield Capital Corp. (“DFR” and, together with its subsidiaries, the “Company”) is a Maryland corporation. The Company, through its wholly-owned subsidiary, Deerfield Capital Management LLC (“DCM”), manages client assets, including bank loans and other corporate debt, residential mortgage backed securities (“RMBS”), government securities and asset-backed securities (“ABS”). In addition, its Principal Investing segment has an investment portfolio comprised of fixed income investments, including bank loans and other corporate debt and RMBS. Historically, the Company had elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”). However, the Company’s REIT status terminated in 2008 when the Company converted to a C corporation to maximize the use of potential significant tax benefits and provide more flexibility with respect to future capital investment.

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

On April 14, 2009, the Company announced Deerfield Pegasus Loan Capital LP (“DPLC”), its investment venture with Pegasus Capital Advisors L.P. (“Pegasus”).  Pegasus is a U.S.-based private equity firm.  Pegasus and the Company are currently committed to invest $74.0 million and $15.0 million, respectively, in DPLC.  The Company initially expected such amounts to be invested primarily in corporate bank loans and other senior secured corporate loans.  However, as a result of the rapid recovery of corporate loan prices, the return thresholds initially expected for DPLC are no longer attainable, and the Company is currently evaluating other investment strategies. DPLC is managed by DCM.  The commitments of each of Pegasus and the Company are subject to numerous conditions, any or all of which may not be satisfied.  As of September 30, 2009, Pegasus and DFR have funded $20.0 million and $4.0 million, respectively, of such commitments. See Note 11 for details related to the warrants the Company issued to Pegasus in connection with the formation of DPLC.

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

Principal Investing — The Company has a portfolio of investments comprised primarily of fixed income investments, including bank loans and other corporate debt and RMBS. Income from this business segment is influenced by four factors: (i) the net spread, or difference, between the interest income the Company earns on its investment portfolio and the cost of its borrowings net of hedging derivatives, (ii) the net recognized gains and losses, if any, on the Company’s investment portfolio, (iii) provision for loan losses, if any, and (iv) the volume or aggregate amount of such investments. Investments in senior secured loans (first lien and second lien term loans), senior subordinated debt facilities and other junior securities, typically in middle market companies across a range of industries, are referred to as “Corporate Loans.”

Liquidity and Capital Resources

The Company believes that its current cash and cash equivalents, unencumbered liquid assets and net equity in its financed RMBS portfolio along with cash flows from operations, among other things, are adequate to meet anticipated long term (greater than one year) liquidity requirements. Unencumbered RMBS and unrestricted cash and cash equivalents aggregated $50.6 million at September 30, 2009. In addition, net equity in the financed RMBS portfolio (including associated interest rate swaps), excluding the unencumbered RMBS included above, totaled $10.8 million at September 30, 2009. In total, the Company had unrestricted cash and cash equivalents, unencumbered RMBS and net equity in the financed RMBS portfolio of $61.4 million as of September 30, 2009. As of September 30, 2009, the fair value of the Company’s Agency RMBS (as defined below) and non-Agency RMBS portfolios were $314.0 million and $2.9 million, respectively. The Company’s largest repurchase agreement counterparty has required that it maintain a minimum of $20.0 million of cash and certain eligible securities in their custody in order to maintain its current repurchase agreement margin percentages on the Company’s Agency RMBS. If the Company fails to satisfy this requirement, the counterparty will have the right to immediately increase the margin percentage under the repurchase agreements and may exercise other remedies.

On July 31, 2009, the Company entered into three supplemental indentures with the holders of the trust preferred securities issued by each of Deerfield Capital Trust I, Deerfield Capital Trust II and Deerfield Capital Trust III (collectively, the “Trust Preferred Securities”).  See Note 10 for additional disclosure regarding the supplemental indentures.

Agency-issued RMBS are backed by mortgage loans and are guaranteed as to principal and interest by federally chartered entities such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”), and, in the case of the Government National Mortgage Association (“Ginnie Mae”), the U.S. government. The Company refers to these entities as “Agencies” and to RMBS guaranteed or issued by the Agencies as “Agency RMBS.” The Company’s Agency RMBS portfolio at September 30, 2009 consists of Fannie Mae and Freddie Mac securities. The Company’s non-Agency RMBS portfolio at September 30, 2009 consists of two securities with estimated fair values of $2.2 and $0.7 million that are both currently rated “CCC” by Standard & Poor’s.

2.              ACCOUNTING POLICIES AND RECENT ACCOUNTING UPDATES

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

Principles of Consolidation — The condensed consolidated financial statements include the financial statements of DFR and its subsidiaries which are (i) wholly-owned, (ii) subsidiaries in which DFR has a controlling interest and with respect to which the Company follows the consolidation guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810 — Consolidation (“ASC Topic 810”) and (iii) entities that are variable interest entities (“VIEs”) in which the Company is the primary beneficiary under ASC Topic 810. Under ASC Topic 810, a company is the primary beneficiary of a VIE if it absorbs a majority of the VIE’s expected losses or receives a majority of the VIE’s expected residual returns, or both. All intercompany balances and transactions have been eliminated in consolidation.

As of September 30, 2009 and for the three and nine months ended September 30, 2009 and 2008, the Company consolidated DFR Middle Market CLO Ltd. (“DFR MM CLO”) as it is deemed to be the primary beneficiary of this VIE.  The Company also consolidated Market Square CLO Ltd. (“Market Square CLO”) as of December 31, 2008 and for the three and nine months ended September 30, 2008.  On June 30, 2009, the Company sold all of its preference shares in Market Square CLO to an unrelated third party in exchange for an upfront payment and a delayed purchase price in the form of a right to receive a portion of the future distributions, if any, on the preference shares.  As a result of the sale, the Company determined that it was no longer the primary beneficiary of Market Square CLO and therefore deconsolidated Market Square CLO.  The Company is, however, deemed to retain a beneficial interest in the preference shares of Market Square CLO as a result of the delayed purchase price.  The carrying value of the beneficial interest was de minimis as of June 30, 2009 and was $1.4 million as of September 30, 2009.  As of September 30, 2009, none of the Market Square CLO assets, liabilities or equity are included in the Company’s condensed consolidated balance sheet; however, all of the financial impacts to the condensed consolidated statements of operations from the previous consolidation of Market Square CLO were recognized through June 30, 2009.  The Company recognized a gain on the deconsolidation of Market Square CLO of $29.6 million in the condensed consolidated statements of operations for the nine months ended September 30, 2009.

Although the Company consolidates 100% of the assets and liabilities of DFR MM CLO, the Company’s maximum exposure to loss on its investment in this entity is limited to its initial investment of $69.0 million. The economic impact of the Company’s investment in DFR MM CLO is determined by the cash flows distributed to the Company by DFR MM CLO on its investment in $50.0 million of preferred shares and $19.0 million of debt of DFR MM CLO, subject to diversion of cash flows away from the Company as provided in accordance with the indenture for DFR MM CLO. For the three and nine months ended September 30, 2009, the net income of $1.4 million and $2.2 million, respectively, recorded under GAAP for DFR MM CLO were not indicative of the economic impact to the Company of cash flow distributions from DFR MM CLO of $0.2 million and $5.2 million, respectively.  Cash flows from the Company’s investment in the preferred shares of DFR MM CLO began to be diverted during the second quarter of 2009 in accordance with the DFR MM CLO indenture; however, cash flows are still being received on the Company’s investment in DFR MM CLO debt.  The debt holders of DFR MM CLO have recourse only to the assets of this entity and not to the general assets of the Company. The Company consolidated assets of $283.2 million and liabilities of $222.7 million related to DFR MM CLO as of September 30, 2009.

During the three and nine months ended September 30, 2009, the Company also consolidated DPLC as a result of the Company’s controlling interest therein pursuant to the consolidation guidance of ASC Topic 810.  The Company also consolidated DPLC General Partner LLC (“DPLC GP”), the general partner of DPLC through which the Company made its investment in DPLC. The Company has a controlling financial interest in DPLC and DPLC GP as a result of owning more than 50% of the outstanding voting interests in DPLC GP.  Although the Company consolidates 100% of the assets and liabilities and the results of operations of DPLC and DPLC GP, the Company’s maximum exposure to loss on its investment in this entity is limited to its investment in DPLC GP, which as of September 30, 2009 totaled approximately $4.0 million. See Note 17 for additional information concerning the Company’s investment in DPLC.  Net income (loss) attributable to DFR in the Company’s condensed consolidated statements of operations excludes the net loss attributable to its noncontrolling interest in DPLC. The Company consolidated assets of $23.8 million and liabilities of $3.2 million related to DPLC as of September 30, 2009.

Reclassifications — Certain amounts in the consolidated financial statements and notes as of December 31, 2008 and for the three and nine months ended September 30, 2008 have been reclassified to conform to the presentation as of and for the three and nine months ended September 30, 2009. Occupancy and Cost savings initiatives, which were included in Other general and administrative expenses and Compensation and benefits, respectively, in the condensed consolidated statements of operations for the three and nine months ended September 30, 2008, are presented as separate line items in the current quarter condensed consolidated statements of operations.

Significant Accounting Policies — The Company’s significant accounting policies are discussed in the Notes to the Consolidated Financial Statements included in the 2008 10-K.

Recent Accounting Updates — In December 2007, the FASB issued amendments to ASC Topic 810, which established accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  During the three and nine months ended September 30, 2009, the Company applied the amendments to ASC Topic 810 to the consolidation of DPLC.  In addition, the Company applied the amendments to ASC Topic 810 to the deconsolidation of Market Square CLO during the nine months ended September 30, 2009.

In February 2008, the FASB issued amendments to ASC Topic 860 — Transfers and Servicing (“ASC Topic 860”) in order to address certain situations where assets purchased from a particular counterparty and financed through a repurchase agreement with the same counterparty can be considered and accounted for as separate transactions. Historically, the Company recorded such assets and the related financing on a gross basis as separate transactions in the condensed consolidated balance sheet and the corresponding interest income and interest expense in the Company’s condensed consolidated statements of operations. ASC Topic 860 assumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement, or a linked transaction. However, if certain criteria are met, the initial transfer and repurchase financing are not treated as a linked transaction but rather are evaluated separately under ASC Topic 860. The Company adopted the amendments to ASC Topic 860 on January 1, 2009, and the adoption has had no impact on the Company’s condensed consolidated financial statements as no linked transactions have occurred since adoption.

In March 2008, the FASB issued amendments to ASC Topic 815 — Derivatives and Hedging (“ASC Topic 815”). The amendments to ASC Topic 815 require qualitative disclosures regarding objectives and strategies for using derivatives, quantitative disclosures regarding fair value amounts of gains and losses on derivative instruments and disclosures regarding credit-risk-related contingent features in derivative contracts. The Company adopted the amendments to ASC Topic 815 and included the required additional disclosures in Note 7.

In June 2008, the FASB issued amendments to ASC Topic 260 — Earnings Per Share (“ASC Topic 260”). The amendments to ASC Topic 260 address whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. The Company adopted the amendments to ASC Topic 260 on January 1, 2009, and the adoption had no impact on the Company’s condensed consolidated financial statements.

In April 2009, the FASB issued amendments to ASC Topic 820 — Fair Value Measurements and Disclosures (“ASC Topic 825”).  The amendments to ASC Topic 825 were issued to provide additional guidance for estimating fair value when the volume and level of activity have significantly decreased and to provide guidance on identifying circumstances that indicate a transaction is not orderly.  In addition, the amendments to ASC Topic 825 require an entity to disclose, in interim and annual periods, the inputs and valuation techniques used to measure fair value and provide a discussion of changes in valuation techniques and related inputs, if any, during the period.  The amendments to ASC Topic 825 also require disclosures regarding fair value of financial instruments for interim and annual reporting periods. The Company adopted the amendments to ASC Topic 825 and considered this guidance in determining and disclosing the fair values included in the Company’s condensed consolidated financial statements.

In April 2009, the FASB issued amendments to ASC Topic 320 — Investments — Debt and Equity Securities (“ASC Topic 320”).  The amendments to ASC Topic 320 were issued to amend the other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  The amendments to ASC Topic 320 do not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.  The Company adopted the amendments to ASC Topic 320 in the preparation of the Company’s condensed consolidated financial statements.

In May 2009, the FASB issued amendments to ASC Topic 855 — Subsequent Events (“ASC Topic 855”).  The amendments to ASC Topic 855 establish general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  In particular, the amendments set forth: (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  The Company adopted the amendments to ASC Topic 855 and has included the required disclosures in Note 18.

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140 (“SFAS No. 166”).  This statement was issued to address concerns about the previously existing guidance governing transfers of financial assets.  SFAS No. 166 provides clarification concerning measuring whether a transferor and all of the entities included in the transferor’s financial statements have surrendered control over transferred financial assets and states that a determination must consider the transferor’s continuing involvements in the transferred financial assets.  In addition, this statement removes the concept of a qualifying special-purpose entity from SFAS No. 140 and removes the exception from applying FIN 46(R) to qualifying special-purpose entities.  SFAS No. 166 is effective for transfers of financial assets that occur during the Company’s interim and annual reporting periods that begin after November 15, 2009.  Management is currently evaluating the effects that SFAS No. 166 will have on the Company’s condensed consolidated financial statements and disclosures included in those condensed consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”).  This statement was issued to address concerns about financial statement preparers’ ability to structure transactions to avoid consolidation, balanced with the need for more relevant, timely and reliable information about an entity’s involvement in a VIE.  This statement requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE.  This analysis identifies the primary beneficiary of a VIE as the enterprise that has both the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining whether it has the power to direct the activities of the VIE that most significantly impacts the entity’s economic performance.  SFAS No. 167 also amends FIN 46(R) to eliminate the quantitative approach to determining the primary beneficiary of a VIE and requires ongoing reassessments of VIE status.  SFAS No. 167 is effective for the Company’s interim and annual reporting periods that begin after November 15, 2009.  Management is currently evaluating the effects that SFAS No. 167 will have on the Company’s condensed consolidated financial statements and disclosures included in those condensed consolidated financial statements.  Management’s initial conclusion, based on current guidance, is that a significant number of the CDOs that the Company manages would need to be consolidated as a result of the adoption of SFAS No. 167. The Company is not yet able to finalize its assessment because the FASB is currently discussing potential exemptions, deferrals and/or modifications to the application of this rule for certain investment managers.

In June 2009, the FASB issued amendments to ASC Topic 105 — Generally Accepted Accounting Principles (“ASC Topic 105”) to establish the FASB Accounting Standards Codification (the “Codification”).  The Codification is now the single source of authoritative nongovernmental U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All existing accounting standards are superseded as described in the amendments to ASC Topic 105. All other accounting literature not included in the Codification is nonauthoritative. The Company adopted the amendments to ASC Topic 105 and has included the appropriate references to the Codification within the disclosures included in these condensed consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05 — Fair Value Measurements and Disclosures (“ASC Topic 820”) — Measuring Liabilities at Fair Value (“ASU 2009-05”).  ASU 2009-05 provides clarification and guidance with respect to the estimation of the fair value of liabilities in circumstances where a quoted price in an active market for an identical liability is not available.  A reporting entity is required to measure fair value using one of the following techniques: (i) a valuation technique that uses the quoted price of the identical liability when traded as an asset, (ii) a valuation technique that uses quoted prices for similar liabilities or similar liabilities when traded as assets or (iii) another valuation technique that is consistent with the ASC Topic 820.  ASU 2009-05 also clarifies that, when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability.  The Company adopted ASU 2009-05 and has taken this guidance into account in determining the estimated fair values for its liabilities presented in the required disclosures in Note 3.

3.              FAIR VALUE OF FINANCIAL INSTRUMENTS

Effective January 1, 2008, the Company adopted ASC Topic 820. ASC Topic 820 defines fair value, establishes a framework used to measure fair value and enhances disclosure requirements for fair value measurements. In accordance with ASC Topic 820, the Company has categorized its financial instruments carried at fair value, based on the priority of the valuation technique, into a three-level fair value hierarchy. The valuation hierarchy is based upon the transparency of the inputs to the valuation of the asset or liability as of the measurement date. A financial instrument’s categorization within the valuation hierarchy is based on the lowest level of input that is significant to the fair value measurement. The three levels are defined as follows:

Level 1 — inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

The types of assets carried at Level 1 generally are equity securities listed on an active exchange. The Company held no Level 1 securities as of September 30, 2009.

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

The Company’s assets and liabilities that are generally included in this category are non-Agency RMBS, commercial mortgage-backed securities (“CMBS”), corporate bonds, preferred shares of CDOs, beneficial interests in CDOs, contingent liabilities related to CDOs, loans classified as investments at fair value, certain loans held for investment, certain loans held for sale and warrants.

The Company’s full valuation methodology and ASC Topic 820 accounting policy are discussed in the Notes to the Consolidated Financial Statements included in the 2008 10-K.  There were no significant changes in the Company’s valuation methodologies during the three and nine months ended September 30, 2009.

Assets and liabilities measured at fair value on a recurring basis

The following table presents the financial instruments carried at fair value on a recurring basis as of September 30, 2009, by caption in the condensed consolidated balance sheet and by level within the ASC Topic 820 valuation hierarchy:

	Level 1	Level 2	Level 3	Carrying Value
	(In thousands)
Investments at fair value:
RMBS	$—	$313,977	$2,943	$316,920
Loans	—	—	14,807	14,807
Other	—	—	4,443	4,443
Derivative assets	—	—	74	74
Total financial instrument assets	$—	$313,977	$22,267	$336,244

Derivative liabilities	$—	$832	$—	$832
Accrued and other liabilities	—	—	414	414
Total financial instrument liabilities	$—	$832	$414	$1,246

Changes in Level 3 recurring fair value measurements

The table below includes a rollforward of the balance sheet amounts for the three months ended September 30, 2009 (including the change in fair value) for financial instruments classified by the Company within Level 3 of the valuation hierarchy.

							Changes in Unrealized
	Fair Value Measurements Using Significant Unobservable Inputs						Gains (Losses)
	Estimated	Net Realized/		Purchases, (Sales),	Net Transfers	Estimated	Related to Financial
	Fair Value	Unrealized		Issuances and	In (Out)	Fair Value	Instruments Held
	July 1, 2009	Gains		(Settlements), Net	of Level 3	September 30, 2009	at September 30, 2009
	(In thousands)
Investments at fair value:
RMBS	$3,110	$310	(1)	$(477)	$—	$2,943	$285	(1)
Loans	6,841	581	(1)	7,385	—	14,807	493	(1)
Other	315	3,112	(1)	1,016		4,443	2,576	(1)
Derivative assets	61	13	(2)	—	—	74	13	(2)
Total financial instrument assets	$10,327	$4,016		$7,924	$—	$22,267	$3,367

Accrued and other liabilities	$—	$—	(3)	$414	$—	$414	$—	(3)

(1)        Net realized and unrealized gains (losses) on investments at fair value are reported within net gain (loss) on investments at fair value in the condensed consolidated statements of operations.

(2)        Net realized and unrealized gains (losses) on derivative assets and derivative liabilities are recorded in net (loss) gain on derivatives in the condensed consolidated statements of operations.

(3)        Net realized and unrealized gains (losses) on accrued and other liabilities at fair value are recorded in dividend income and other net loss in the condensed consolidated statements of operations.

The table below includes a rollforward of the balance sheet amounts for the nine months ended September 30, 2009 (including the change in fair value) for financial instruments classified by the Company within Level 3 of the valuation hierarchy.

								Changes in Unrealized
	Fair Value Measurements Using Significant Unobservable Inputs							Gains (Losses)
	Estimated	Net Realized/		Purchases, (Sales),	Net Transfers	Deconsolidation	Estimated	Related to Financial
	Fair Value	Unrealized		Issuances and	In (Out)	of	Fair Value	Instruments Held
	January 1, 2009	Gains (Losses)		(Settlements), Net	of Level 3	Market Square CLO	September 30, 2009	at September 30, 2009
	(In thousands)
Available-for-sale securities	$2,338	$1,428	(1)	$—	$—	$(3,766)	$—	$(31	)(1)
Investments at fair value
RMBS	5,394	(1,109	)(2)	(1,342)	—	—	2,943	(1,180	)(2)
Loans	—	938	(2)	13,869	—	—	14,807	831	(2)
Other	160	2,965	(2)	2,184	—	(866)	4,443	2,340	(2)
Derivative assets	132	(58	)(3)	—	—	—	74	(58	)(3)
Total financial instrument assets	$8,024	$4,164		$14,711	$—	$(4,632)	$22,267	$1,902

Derivative liabilities	$402	$120	(3)	$(522)	$—	$—	$—	$—	(3)
Accrued and other liabilities	—	—	(4)	414	—	—	414	—	(4)
Total financial instrument liabilities	$402	$120		$(108)	$—	$—	$414	$—

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

(4)        Net realized and unrealized gains (losses) on accrued and other liabilities at fair value are recorded in dividend income and other net loss in the condensed consolidated statements of operations.

Assets measured at fair value on a nonrecurring basis

Certain assets are measured at fair value on a nonrecurring basis, meaning that the instruments are measured at fair value only in certain circumstances (for example, when held at the lower of cost or fair value). The following table presents the assets carried on the condensed consolidated balance sheet by caption and by level within the ASC Topic 820 valuation hierarchy, as of September 30, 2009, for which a nonrecurring change in fair value has been recorded during the three months ended September 30, 2009:

	Level 1	Level 2	Level 3	Carrying Value
	(In thousands)
Loans held for sale	$—	$—	$6,893	$6,893
Loans held for investment, net of allowance for loan losses	—	—	7,906	7,906
Total assets at fair value on a nonrecurring basis	$—	$—	$14,799	$14,799

In the table above, “Loans held for sale” includes changes in fair value of loans which are carried on the balance sheet at the lower of cost or fair value. “Loans held for investment” represents loans which are measured at fair value as a result of the establishment of or subsequent change in the allowance for loan losses as of September 30, 2009.

The following table presents the total change in value of financial assets for which a fair value adjustment has been included in the condensed consolidated financial statements for the three and nine months ended September 30, 2009, related to financial instruments still held at September 30, 2009:

	Three months ended		Nine months ended
	September 30, 2009		September 30, 2009
	(In thousands)
Other investments	$(550	)(1)	$(550	)(1)
Loans held for sale	3	(2)	(4,996	)(2)
Loans held for investment	(4,226	)(3)	(12,619	)(3)
Total nonrecurring fair value losses	$(4,773)		$(18,165)

(1)        Changes in the fair value of other investments are reported within dividend income and other net loss in the condensed consolidated statements of operations.

(2)        Changes in the fair value of loans held for sale are reported within net gain (loss) on loans in the condensed consolidated statements of operations.

(3)        Impairment charges to mark loans held for investment to fair value are reported within provision for loan losses in the condensed consolidated statements of operations.

ASC Topic 825 requires quarterly disclosure of the fair value of financial instruments for which it is practical to estimate that value. Estimated fair values presented below are calculated in accordance with ASC Topic 820. For securities which the fair value option was not elected, quoted market prices, if available, are utilized as estimates of fair values. In the absence of available quoted market prices, fair values have been derived based on management’s assumptions, the estimated amount and timing of future cash flows and estimated discount rates. Different assumptions could significantly affect these estimates.

The carrying amounts and estimated fair values of the Company’s financial instruments, for which the disclosure of fair values is required, were as follows as of September 30, 2009:

		Estimated
	Carrying	Fair
	Value	Value
	(In thousands)
Financial assets:
Cash and cash equivalents (1)	$47,542	$47,542
Restricted cash and cash equivalents (1)	21,786	21,786
Investments at fair value (2)	336,170	336,170
Other investments (3)	4,287	4,287
Derivative assets (2)	74	74
Loans held for sale (2)	9,053	9,731
Loans, net of allowance for loan losses (2) (3)	271,785	262,524
Investment advisory fee receivables (1)	2,189	2,189

Financial liabilities:
Repurchase agreements (1)	306,304	306,304
Derivative liabilities (2)	832	832
Accrued and other liabilities (2)	414	414
Long term debt:
DFR MM CLO (4)	222,026	142,120
Trust preferred securities (4)	123,717	26,067
Series A & Series B Notes (4)	72,178	44,522

(1)        Carrying amounts approximate the fair value due to the short term nature of these instruments.

(2)        The estimated fair values were determined in accordance with ASC Topic 820.

(3)        It was not practicable to estimate the fair value of certain loans and other investments because they are not traded in an active market; therefore, the carrying value displayed is an approximation of fair value for loans with a carrying value of $140.6 million and other investments with a carrying value of $4.3 million. If an independent pricing service cannot provide fair value estimates for a given loan, the Company may determine estimated fair value based on some or all of the following: (a) current financial information of the borrowing company and performance against its operating plan; (b) changes in the fair value of collateral supporting the loan; (c) changes to the market for the borrowing company’s service or product and (d) present value of projected future cash flows.

(4)        The estimated fair values were calculated utilizing the guidance from ASC Topic 820. The Company utilized comparable market data and internal models to calculate the estimated fair value of the long term debt.

4.              AVAILABLE-FOR-SALE SECURITIES

During the nine months ended September 30, 2009, the majority of the Company’s available-for-sale securities were held in Market Square CLO, with the exception of certain CMBS securities which had a carrying value of zero as of September 30, 2009.  On June 30, 2009, the Company sold all of its preference shares in and deconsolidated Market Square CLO.

For the three and nine months ended September 30, 2009, the Company recognized zero and $31,000, respectively, of other-than-temporary impairments related to certain CMBS. For the three and nine months ended September 30, 2008, the Company recognized $0.9 million and $4.7 million, respectively, of other-than-temporary impairments on available-for-sale securities.

5.  INVESTMENTS AT FAIR VALUE

The following table summarizes the Company’s securities classified as investments at fair value as of September 30, 2009:

Estimated
Fair Value
Security Description	(In thousands)
RMBS:
Agency	$313,977
Non-Agency	2,943
Investments held in DPLC
Loans	14,807
Other investments	862
Other investments	3,581
Total	$336,170

The Company elected to record all investments held in DPLC at fair value in accordance with ASC Topic 825.  This election was made to align the accounting basis for these investments for their consolidation into DFR with the accounting basis of such investments for DPLC’s financial and investor reporting where they are valued at fair value. As of September 30, 2009, the difference between the aggregate estimated fair value of loans held in DPLC of $14.8 million and the outstanding principal balance of loans held in DPLC of $15.7 million was $0.9 million. As of September 30, 2009, there were no loans held in DPLC that were 90 days or more past due on interest payments or on nonaccrual status.  Interest income on loans held in DPLC are recorded in interest income on the condensed consolidated income statements and represent the current period interest accrual.  ASC Topic 825 requires an estimate of the gains and losses included in earnings during the period which are attributable to changes in instrument specific credit risk.  For floating rate loans, all changes in estimated fair value are attributed to instrument specific credit risk.  For fixed rate instruments, an allocation of the changes in value for the period is made between those changes in estimated fair value that are interest rate related and changes that are credit rated.  As of and for the three and nine months ended September 30, 2009, all loans held in DPLC and recorded at fair value were floating rate loans, and the net gains (losses) included in net gain (loss) on investments at fair value attributed to instrument specific credit risk on loans were $0.6 million and $0.9 million, respectively.

The Company records changes in fair value of investments at fair value in its condensed consolidated statements of operations. The following table summarizes the Company’s securities classified as investments at fair value as of September 30, 2009, according to their weighted average life:

			Weighted
	Amortized	Estimated	Average
Weighted Average Life	Cost	Fair Value	Coupon
	(In thousands)
Less than one year	$2,000	$2,025	13.25%
Greater than one year and less than five years	40,895	25,327	5.31%
Greater than five years and less than ten years	293,057	300,079	5.00%
Greater than ten years	7,590	8,739	4.32%
Total	$343,542	$336,170	5.06%

The weighted average lives in the table above are based upon contractual maturity for loans held in DPLC and other investments and are primarily based on a prepayment model for RMBS that considers current yields, forward yields, the slope of the yield curve, current mortgage rates and the contractual rate of the outstanding loans, the loan’s age, margin and volatility. Weighted average life is an estimate of how many years it will take to receive half of the outstanding principal. Actual lives of RMBS are generally shorter than stated contractual maturities, are affected by the contractual maturities of the underlying mortgages, periodic payments of principal and prepayments of principal and may differ materially from those set forth above.

For the three and nine months ended September 30, 2009, the Company had net purchases of RMBS of $24.3 million and $11.5 million, respectively, and received RMBS principal paydowns of $18.2 million and $48.2 million, respectively. During the three months ended March 31, 2008, the RMBS portfolio experienced a significant decrease in value, fueled by the recent credit crisis. This negative environment had several impacts on the Company’s ability to successfully finance and hedge its RMBS portfolio. As a result, during the three months ended March 31, 2008, the Company sold a significant portion of its RMBS portfolio to improve liquidity.

The following table presents the realized and unrealized gains (losses) on investments at fair value as reported in the Company’s condensed consolidated statements of operations:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(In thousands)
Realized gains (losses)	$2,378	$85	$2,030	$(169,057)
Unrealized gains (losses)	605	(13,740)	7,264	(47,064)
Total gains (losses)	$2,983	$(13,655)	$9,294	$(216,121)

As of September 30, 2009, there were $3.0 million of unsettled purchases of loans held in DPLC classified as investments at fair value.

6.  LOANS HELD FOR SALE AND LOANS HELD FOR INVESTMENT

The following summarizes the Company’s loans held for sale and loans held for investment as of September 30, 2009:

	Loans Held	Loans Held
Type of Loan	for Sale (1)	for Investment	Total
		(In thousands)
Corporate leveraged loans:
Loans held in DFR MM CLO (2)	$—	$286,540	$286,540
Other corporate leveraged loans	9,053	—	9,053
Commercial real estate loans (3)	—	9,376	9,376
	$9,053	295,916	304,969
Allowance for loan losses		(24,131)	(24,131)
		$271,785	$280,838

(1)	Carrying value of loans held for sale is lower of cost or estimated fair value.
(2)	Loans held in DFR MM CLO classified as loans held for investment reported gross of $20.0 million allowance for loan losses.
(3)	Commercial real estate loans classified as loans held for investment reported gross of $4.1 million allowance for loan losses.

The following summarizes the Company’s allowance for loan losses as of September 30, 2009:

	Number	Par	Allowance
Type of Loan	of Loans	Value	for Loan Losses
		(In thousands)

Loans held in DFR MM CLO	5	$30,536	$20,037
Commercial real estate loans	3	8,058	4,094
Total	8	$38,594	$24,131

As of September 30, 2009, the Company’s loans held for sale and loans held for investment totaled $280.8 million, net of allowance for loan losses. Loans classified as held for sale and carried at the lower of cost or estimated fair value totaled $9.1 million, net of a valuation allowance of $5.0 million, as of September 30, 2009. Loans classified as held for investment and carried at amortized cost totaled $295.9 million, less an allowance for loan losses of $24.1 million, as of September 30, 2009. As of September 30, 2009, the Company held certain loans that settle interest accruals by increasing the principal balance of the loan outstanding. For the three and nine months ended September 30, 2009, the Company settled interest receivables through increases to the loans’ outstanding principal balances in the amount of $0.5 million and $2.4 million, respectively.

Loans held in DFR MM CLO consist partially of loans which are not broadly syndicated and are, therefore, less liquid. These loans are primarily considered to be held for investment and are reported at amortized cost with an allowance for loan losses, if necessary, unless the Company decides to sell one of these loans, in which case the loan is transferred to loans held for sale.

During the year ended December 31, 2008, the Company began actively seeking to sell all of the other corporate leveraged loans held in the Company’s alternative asset revolving warehouse funding facility with Wachovia Capital Markets, LLC (the “Wachovia Facility”), as the Company triggered an acknowledged termination event thereunder on November 30, 2008. The Company sold a significant portion of the loans held within the Wachovia Facility during the year ended December 31, 2008 and transferred all loans held within the Wachovia Facility from loans held for investment to loans held for sale.  During the three months ended March 31, 2009, the Company sold loans held within the Wachovia Facility with a par value of $31.5 million for $10.8 million, net of interest of $0.2 million.  The Company realized a loss of $6.2 million reported in net gain (loss) on loans held for investment and loans held for sale in the condensed consolidated statements of operations during the three months ended March 31, 2009 as a result of these sales. The Wachovia Facility was fully repaid and all of the Company’s obligations thereunder were satisfied during the third quarter of 2009.

As of September 30, 2009, the Company’s commercial real estate loans consisted of four loans classified as held for investment totaling $9.4 million less an allowance for loan losses of $4.1 million. The Company did not recognize interest income on these loans for the three and nine months ended September 30, 2009.

The following summarizes the activity within the allowance for loan losses for the nine months ended September 30, 2009 and 2008:

	Allowance for Loan Losses
	2009	2008
	(In thousands)
Allowance for loan losses at January 1	$19,979	$5,300
Provision for loan losses	15,452	19,961
Charge-offs	(11,385)	(625)
Recoveries	85	—
Transfers to loans held for sale	—	(3,040)
Allowance for loan losses at September 30	$24,131	$21,596

The Company recorded realized gains on loans held for sale and loans held for investment of $0.7 million and realized losses of $6.4 million in net gain (loss) on loans on the condensed consolidated statements of operations for the three and nine months ended September 30, 2009, respectively.  The Company recorded realized gains on loans held for sale and loans held for investment of $0.6 million and realized losses of $12.0 million in net gain (loss) on loans on the condensed consolidated statements of operations for the three and nine months ended September 30, 2008, respectively.  The Company recorded unrealized losses on loans held for sale of $0.2 million and unrealized gains of $37.6 million in net gain (loss) on loans in the condensed consolidated statements of operations for the three and nine months ended September 30, 2009, respectively.  The Company recorded unrealized losses on loans held for sale of $15.0 million and unrealized losses of $23.4 million in net gain (loss) on loans in the condensed consolidated statements of operations for the three and nine months ended September 30, 2008, respectively.  Unrealized gains on loans held for sale include recoveries up to original cost or value on the date the loan was transferred from loans held for investment to loans held for sale.

Prior to the Company’s sale of all of its preference shares in Market Square CLO on June 30, 2009, the Company consolidated all of the assets and liabilities of Market Square CLO.  Loans held in Market Square CLO primarily consisted of syndicated bank loans classified as held for sale.  During the nine months ended September 30, 2009, the Company recorded unrealized gains of $45.2 million and realized losses of $2.1 million on loans held in Market Square CLO in net gain (loss) on loans in the condensed consolidated statements of operations.  During the three and nine months ended September 30, 2008, the Company recorded unrealized losses of $15.2 million and $26.6 million, respectively, and realized gains of $0.2 million and realized losses of $1.9 million, respectively, on loans held in Market Square CLO in net gain (loss) on loans in the condensed consolidated statements of operations.

The Company did not recognize $0.9 million and $2.8 million, respectively, of interest income earned, but not yet received, on loans held for investment for the three and nine months ended September 30, 2009. In addition, the Company did not recognize $2.0 million and $5.6 million, respectively, of interest income earned, but not yet received, on loans held for sale for the three and nine months ended September 30, 2009.

7.  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company seeks to manage a portion of its exposure to the effects of interest rate changes. Such exposure may arise from the issuance and forecasted rollover of short term liabilities or from liabilities with a contractual variable rate based on the London Interbank Offered Rate (“LIBOR”). As of September 30, 2009, the Company did not have any derivative instruments designated as hedging instruments, and all derivative instruments are carried at fair value.

The following table is a summary of the Company’s derivative instruments as of September 30, 2009:

		Notional			Estimated Net
	Count	Amount	Assets	Liabilities	Fair Value
		(In thousands)
Interest rate swaps	2	$30,000	$—	$761	$(761)
Interest rate cap (1)	1	40,000	—	71	(71)
Warrants	2	n/a	74	—	74
	5	$70,000	$74	$832	$(758)

(1) The interest rate cap is held in DFR MM CLO.

n/a — not applicable

The following table is a summary of the net (loss) gain on derivatives included in the statements of operations:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(In thousands)
Interest rate swaps	$(71)	$(1,578)	$2,696	$(216,129)
Credit default swaps	—	(35)	(119)	(1,969)
Total return swaps	—	(600)	—	(1,004)
Interest rate floors and caps	1	(26)	1	(539)
Warrants	13	—	(58)	257
Net (loss) gain on derivatives	$(57)	$(2,239)	$2,520	$(219,384)

Interest Rate Swaps

In general, when a fixed-rate or hybrid adjustable-rate RMBS is funded by a short term borrowing, the Company may enter into an interest rate swap agreement that effectively fixes a portion of the borrowing costs for a period close to the anticipated weighted-average life of the fixed-rate portion of the related RMBS. This strategy is designed to protect a portion of the Company’s portfolio from increased funding costs due to rising interest rates because the borrowing costs are not fixed for the duration of the fixed-rate period of the related RMBS. The Company did not enter into any interest rate swaps during the three and nine months ended September 30, 2009.  The Company terminated two interest rate swaps with a notional value of $75.0 million, and one interest rate swap with a notional value of $60.0 million matured, during the nine months ended September 30, 2009.

The weighted average fixed rate payable on the interest rate swaps as of September 30, 2009 was 4.07%.  The Company is currently in violation of substantially all of its International Swap Dealers Association (“ISDA”) agreements with its interest rate swap counterparties. Each of these ISDA agreements contains an equity decline trigger that the Company breached during the first quarter of 2008. This violation generally gives the counterparties the right to terminate the ISDA agreements and the related interest rate swaps. The Company has notified its active counterparties of the breach, and none of those counterparties has expressed an intention to terminate the ISDA agreements. To date, the violations of the Company’s ISDA agreements have not had a material adverse effect on its operations.

As of January 1, 2008, in conjunction with the adoption of ASC Topic 825, the Company de-designated $3.8 billion (notional) of interest rate swaps previously designated as a hedge with a net negative fair value of $85.9 million at de-designation, including accrued interest. Prior to the de-designation, designated interest rate swaps were carried at fair value with changes in value recorded directly into equity through other comprehensive loss, to the extent they were effective as a hedge, in accordance with the guidance under ASC Topic 815 — Derivatives and Hedging (“ASC Topic 815”).  As of the adoption date, the other comprehensive loss related to the de-designation of interest rate hedges was $69.9 million. To the extent that the forecasted rolls on repurchase agreement transactions continued as anticipated, the Company would have amortized this loss and the $27.3 million in other comprehensive loss related to previously de-designated swaps from other comprehensive loss into interest expense over the remaining original hedge period, and all future changes in fair value of the interest rate swaps would be reflected in the consolidated statements of operations. However, due to the significant RMBS sales activity and corresponding repurchase agreement repayment during the three months ended March 31, 2008, forecasted rolls on the repaid repurchase agreements did not continue as anticipated. As a result, a loss of $91.7 million was recognized during the three months ended March 31, 2008 in the consolidated statements of operations in net loss on derivatives, and a corresponding cumulative net loss relating to newly and previously de-designated interest rate swaps in other comprehensive loss was removed. The remaining $63,000 in other comprehensive loss related to the terminated and de-designated swaps as of September 30, 2009 will be amortized over the remaining original hedge period. Additionally, the Company recorded a net increase to interest expense of $41,000 and $31,000 during the three months ended September 30, 2009 and 2008, respectively, and a net increase to interest expense of $0.1 million and $5.3 million during the nine months ended September 30, 2009 and 2008, respectively, related to the amortization of de-designated and terminated interest rate swaps.

Interest Rate Cap

The Company’s interest rate cap is structured such that the Company will receive payments based on the spread in rates if the three-month LIBOR rate increases above a certain agreed upon contractual rate, and the Company will make payments based on a nominal fixed interest rate.  This interest rate cap was entered into to manage interest rate exposure in DFR MM CLO.

Warrants

The Company holds warrants to purchase shares of companies with respect to which the Company is also a debt holder. These warrants were issued in connection with renegotiations of the loan agreements.

8.  REPURCHASE AGREEMENTS

Repurchase agreements are short term borrowings from financial institutions that bear interest rates that have historically moved in close relationship to the one-month, two-month or three-month LIBOR. As of September 30, 2009, the Company had repurchase agreements outstanding in the amount of $306.3 million (including $74,000 of accrued interest). The repurchase agreements had remaining maturities between 2 and 30 days and a weighted-average borrowing rate of 0.68%.

As of September 30, 2009, the Company had amounts at risk with the following repurchase agreement counterparties:

		Weighted-Average
		Maturity of Repurchase
	Amount at Risk (1)	Agreements
Repurchase Agreement Counterparties:	(In thousands)	(In days)
Deutsche Bank Securities Inc.	$4,223	6
Fortis Securities LLC	4,714	7
Total	$8,937	7

(1)  Equal to the fair value of securities pledged, minus repurchase agreement liabilities and related accrued interest payable.

During the three months ended September 30, 2009, repurchase agreement liabilities increased by $11.8 million, primarily as a result of net RMBS purchases, which resulted in associated repurchase agreement borrowings.  For the nine months ended September 30, 2009, repurchase agreement liabilities declined by $19.8 million as a result of net RMBS sales and RMBS principal paydowns, which resulted in associated repayments of repurchase agreement liabilities. The Company’s repurchase agreement liabilities are significantly concentrated with one counterparty that provides financing for 85.1% of the $306.3 million of repurchase agreement liabilities as of September 30, 2009. See Note 9 for additional discussion concerning securities received and pledged as collateral.

9.  SECURITIES RECEIVED AND PLEDGED AS COLLATERAL

To the extent that the Company receives collateral in connection with derivative and repurchase agreement transactions, it is generally permitted to sell or repledge these securities. As of September 30, 2009, the Company did not have any securities held as collateral.

The Company also pledges its own assets to collateralize its repurchase agreements and in connection with derivative transactions. These securities owned and pledged, where the counterparty has the right by contract or custom to sell or repledge the financial instruments, were approximately $315.2 million as of September 30, 2009 and consisted of RMBS pledged as initial collateral on repurchase agreements. In addition, as of September 30, 2009, the Company had $1.0 million of cash with counterparties as collateral on derivatives, which is included in due from broker on the condensed consolidated balance sheet.

10. LONG TERM DEBT

The following table summarizes the Company’s long term debt as of September 30, 2009:

		Weighted
	Carrying	Average
	Value	Rate
	(In thousands)
Recourse:
Trust Preferred Securities	$123,717	3.26%
Series A and Series B Notes	72,178	5.60%
Total Recourse	195,895	4.12%
Non-Recourse:
DFR MM CLO (1)	222,026	1.22%
Total Non-Recourse	222,026	1.22%
Total long term debt	$417,921	2.58%

(1)	Excludes $19.0 million of DFR MM CLO debt that is owned by the Company and eliminated upon consolidation. Had this debt been included, the weighted-average borrowing rate would be 1.48%.

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

Trust Preferred Securities. On July 31, 2009, the Company entered into the three supplemental indentures (the “Supplemental Indentures”) with the holders of the Trust Preferred Securities.  The Supplemental Indentures amend the consolidated net worth covenants (the “Net Worth Covenants”) contained in the indentures governing the Trust Preferred Securities to (i) permanently decrease the net worth required by the Net Worth Covenants from $175.0 million to $50.0 million and (ii) provide that the initial measurement date for compliance with the Net Worth Covenants will be September 30, 2012.  In addition, the Supplemental Indentures contain provisions prohibiting the Company from (i) incurring additional indebtedness for the life of the Trust Preferred Securities, except for indebtedness permitted to be incurred in accordance with provisions that are substantially similar to the provisions of the agreements governing the Series A Senior Secured Notes and Series B Senior Secured Notes issued in connection with the Merger (the “Series A and Series B Notes”) and (ii) declaring additional dividends or distributions on its capital stock for the life of the Trust Preferred Securities, except as permitted in accordance with provisions that are substantially similar to the provisions of the agreements governing the Series A and Series B Notes.  The Supplemental Indentures also provide the representative of the holders of the Trust Preferred Securities with certain inspection rights.  The Supplemental Indentures supersede the temporary waiver of the Net Worth Covenants obtained from the holders of the Trust Preferred Securities in 2008.  The Company paid the holders of the Trust Preferred Securities a fee of $250,000 on July 31, 2009 and committed to pay such holders an additional fee of $250,000 on or before July 31, 2010 in connection with the Supplemental Indentures.

DFR MM CLO. During the three months ended September 30, 2009, DFR MM CLO paid down $9.0 million of its outstanding debt as a result of certain structural provisions contained in its indenture. The carrying value of the collateral held in DFR MM CLO, which are the only assets to which the DFR MM CLO debt holders have recourse for repayment, was $280.1 million as of September 30, 2009.

Wachovia Facility. The Wachovia Facility was fully repaid during the three months ended September 30, 2009, and all of the Company’s obligations thereunder were satisfied.

11. STOCKHOLDERS’ EQUITY

Performance Shares

During the second quarter of 2009, the Company granted 12,019 restricted stock units (the “Performance Shares”) to each of the five non-employee directors of the Company’s board of directors (the “Board”) as a component of their compensation.  The Company recorded $250,000 in expense within other general and administrative expense on the condensed consolidated income statement during the three months ended June 30, 2009 related to these grants.  Each of the Performance Shares represents the right to receive one share of the Company’s common stock on May 19, 2012, subject to forfeiture and acceleration upon the occurrence of certain specified events. The number of Performance Shares granted to each non-employee director is subject to adjustment for dividends or other distributions paid between June 11, 2009 and May 19, 2012 and may also be adjusted, as determined by the Board, in connection with any stock dividends, stock splits, subdivisions or consolidations of shares (including reverse stock splits) or similar changes in the Company’s capitalization.

The following table summarizes Performance Shares activity for the nine months ended September 30, 2009:

Performance shares as of January 1, 2009	248,069
Granted	60,095
Performance shares as of September 30, 2009	308,164

Restricted Stock Grants

During the three months ended March 31, 2009, vesting was accelerated on 541 shares of common stock for an employee terminated in 2009 as a result of the November 2008 Plan. See Note 15 for further information regarding the November 2008 Plan.  In addition, during the three months ended March 31, 2009, an additional 541 shares of common stock vested under the terms of the grant.  During the three months ended June 30, 2009, an employee forfeited 108 shares of common stock.   The unamortized amount of the share-based payments totaled $20,000 as of September 30, 2009, and is being recognized on a straight-line basis over the remaining vesting period as an expense to compensation and benefits in the condensed consolidated statements of operations and an off-setting credit to additional paid-in capital.

The following table summarizes changes in restricted stock grants (number of shares) granted by Deerfield prior to the Merger and obtained as a result of the Merger for the nine months ended September 30, 2009:

Nonvested, January 1, 2009	1,623
Vested	(1,082)
Forfeited	(108)
Nonvested, September 30, 2009	433

Unvested Warrants

In connection with the formation of DPLC, the Company issued to Pegasus Deerfield (AIV), LLC, an affiliate of Pegasus (“Pegasus Deerfield”), (i) a five-year warrant to purchase 2,500,000 shares of the Company’s common stock at an exercise price of $4.25 per share (“Warrant A”) and (ii) a five-year warrant to purchase 500,000 shares of the Company’s common stock at an exercise price of $10.00 per share (“Warrant B” and, together with Warrant A, the “Warrants”).  The Warrants are subject to certain vesting conditions, including that none of the Warrants vest prior to July 9, 2011 and that the Warrants will vest only if Pegasus maintains a certain minimum investment in DPLC.  In addition, Pegasus will be required by a certain specified date to make an election to either retain the Warrants or receive a share of the incentive allocations and investment advisory fees paid to the Company and DCM in respect of certain future investment funds and separately managed accounts managed by DCM that invest primarily in syndicated bank loans to and bonds issued by non-investment grade borrowers.  In the event that Pegasus elects to receive these subsequent fund economics, they will forfeit the Warrants.  Simultaneously with the execution of the Warrants, the Company entered into a registration rights agreement, dated as of April 9, 2009, with Pegasus Deerfield that provides registration rights with respect to the shares of the Company’s common stock underlying the Warrants.

On September 23, 2009, the Company and Pegasus Deerfield entered into certain amendments to the Warrants (“the Warrant Amendments”) to (i) delay the earliest possible vesting date of the Warrants from April 9, 2011 to July 9, 2011 and (ii) move the time period during which the Warrant holder’s average invested capital in DPLC and DPLC GP is required to be at least equal to $50.0 million in order for any of the Warrants to vest back from October 9, 2009 through April 9, 2011 to January 9, 2010 through July 9, 2011. As consideration for the Warrant Amendments, Pegasus Deerfield agreed to move the first date on which it can withdraw its capital contributions from DPLC back by three months to July 1, 2011.

In addition, to allow Pegasus and the Company to explore a new business opportunity outside of DPLC, the Company has released Pegasus Deerfield from $1.0 million of its initial commitment to invest $75.0 million in DPLC. The Company expects to receive a future financial benefit should this new business opportunity prove to be successful. However, the Company can provide no assurance that this business opportunity will be successful or that it will receive any such future financial benefit.

The Warrants have not yet vested, and a measurement date has not yet been established, because Pegasus Deerfield has not yet met the performance requirements and a sufficiently large disincentive for nonperformance of such requirements does not exist; therefore, no expense associated with the Warrants has been recorded for the three and nine months ended September 30, 2009.

12.          COMPUTATION OF EARNINGS (LOSS) PER SHARE

The following table presents the calculation of basic and diluted earnings (loss) per share:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(In thousands, except per share data)

Net income (loss)	$1,924	$(156,883)	$63,369	$(614,801)
Less: Cumulative convertible preferred stock dividends and accretion	—	—	—	2,393
Net income (loss) attributable to common stockholders	1,924	(156,883)	63,369	(617,194)
Net (income) loss attributable to noncontrolling interest	(108)	—	2,852	—
Net income (loss) attributable to Deerfield Capital Corp.	$1,816	$(156,883)	$66,221	$(617,194)

Weighted average shares used in basic and diluted calculations	6,763	6,878	6,732	6,437

Net income (loss) attributable to Deerfield Capital Corp. per share - basic	$0.27	$(22.81)	$9.84	$(95.89)

Net income (loss) attributable to Deerfield Capital Corp. per share - diluted	$0.27	$(22.81)	$9.84	$(95.89)

For the three and nine months ended September 30, 2009, restricted stock grants for 433 shares of the Company’s common stock are not included in the calculation of diluted net income (loss) per share because their effect was anti-dilutive under the treasury stock method.  For the three and nine months ended September 30, 2008, restricted stock grants for 6,363 shares of the Company’s common stock are not included in the calculation of diluted net income (loss) per share because their effect was anti-dilutive under the treasury stock method. For the three and nine months ended September 30, 2009, the Warrants, issued in connection with the formation of DPLC, are not included in the calculation of dilutive net income (loss) per share because their effect was anti-dilutive.  For the nine months ended September 30, 2008, the 14,999,992 shares of Series A Preferred Stock (not adjusted to reflect the 1-for-10 reverse stock split effected on October 16, 2008) are not included in calculation of diluted net loss per share because their effect was anti-dilutive. On March 11, 2008, the Series A Preferred Stock converted into 14,999,992 shares of common stock (not adjusted to reflect the 1-for-10 reverse stock split effected on October 16, 2008), which are included in the calculation of basic and diluted net income (loss) per share.

13.          ACCUMULATED OTHER COMPREHENSIVE LOSS

The following is a summary of the components of accumulated other comprehensive loss:

	For the nine months ended September 30, 2009
	Available-for-	Cash Flow	Foreign Currency
	Sale Securities	Hedges	Translation	Total
	(In thousands)
Beginning balance - January 1, 2009	$(4,055)	$(199)	$(2)	$(4,256)
Unrealized net gain for the period	1,452	—	—	1,452
Deconsolidation of Market Square CLO	2,603	—	—	2,603
Foreign currency translation loss	—	—	(46)	(46)
Reclassification adjustments:
Hedging amortization recognized in earnings	—	136	—	136
Ending balance - September 30, 2009	$—	$(63)	$(48)	$(111)

14.          INCOME TAXES

The Company has recorded deferred income taxes as of September 30, 2009 in accordance with ASC Topic 740 — Income Taxes (“ASC Topic 740”). The Company records deferred tax assets and liabilities for the future tax consequences attributable to differences between the GAAP carrying amounts and their respective income tax bases.  As required by ASC Topic 740, DFR evaluated the likelihood of realizing tax benefits in future periods, which requires the recognition of a valuation allowance to reduce any deferred tax assets to an amount that is more likely than not to be realized.

As of September 30, 2009, the Company continued to record a full valuation allowance on the deferred tax asset. Accordingly, as of September 30, 2009, the Company has recognized a gross deferred tax asset of $356.0 million, a deferred tax liability of $2.6 million and a valuation allowance for deferred tax assets in the amount of $353.4 million. As such, the Company recognized no net deferred tax asset as of September 30, 2009. In future reporting periods, the Company will continue to reassess its ability to recognize additional deferred tax assets, which will impact the Company’s recorded income tax expense or benefit on the condensed consolidated statements of operations at that time.

As of September 30, 2009 the Company had a federal net operating loss (“NOL”) of approximately $204.5 million, which will be available to offset future taxable income, subject to the limitations described below. If not used, this NOL will begin to expire in 2028. The Company also had net capital losses (“NCLs”) in excess of capital gains of $421.6 million as of September 30, 2009, which can be carried forward to offset future capital gains, subject to the limitations described below. If not used, this carryforward will begin to expire in 2012. No assurance can be provided that the Company will have future taxable income or future capital gains to benefit from its NOL and NCL carryovers. In addition, the Company’s NOL and NCL carryovers may be limited by Sections 382 and 383 of the Code, if the Company undergoes an ownership change as defined in those sections (“Ownership Change”).  Generally, there is an Ownership Change if, at any time, one or more 5.0% shareholders (as defined in the Code) have aggregate increases in their ownership of the Company of more than 50 percentage points looking back over the relevant testing period, which can occur as a result of acquisitions and certain dispositions of common stock by the Company’s 5.0% shareholders.  If an Ownership Change occurs, the Company’s ability to use its NOLs, NCLs and certain recognized built-in losses to reduce its taxable income in a future year would generally be limited to an annual amount (the “Section 382 Limitation”) equal to the fair value of the Company immediately prior to the Ownership Change multiplied by the “long term tax-exempt interest rate.” In the event of an Ownership Change, NOLs and NCLs that exceed the Section 382 Limitation in any year will continue to be allowed as carryforwards for the remainder of the carryforward period, and such NOLs and NCLs can be used to offset taxable income for years within the carryforward period subject to the Section 382 Limitation in each year. However, if the carryforward period for any NOL or NCL were to expire before that loss was fully utilized, the unused portion of that loss would be lost.

For the three and nine months ended September 30, 2009, the Company recognized income tax expense of $75,000 and $0.3 million, respectively, primarily as a result of differences in the calculation of alternative minimum taxable income versus regular taxable income.

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

The following table provides a rollforward of the activity included within the accrued and other liabilities line item in the condensed consolidated balance sheets related to the March 2008 Plan and the November 2008 Plan:

	Employee Severance Accrual	Exit Costs Accrual	Total
	(In thousands)
Balance - January 1, 2009	$1,083	$175	$1,258
Provisions	194	42	236
Payments	(1,245)	(168)	(1,413)
Balance - September 30, 2009	$32	$49	$81

16.          SEGMENT REPORTING

The Company operates in two reportable segments, Investment Management and Principal Investing. Management evaluates the performance of each business unit based on segment results, expenses and revenues. It is also important to understand when viewing segment results that they include direct and allocated expenses and revenues.

The following summarizes the financial information concerning the Company’s reportable segments (as described in Note 1):

	For the three months ended September 30, 2009
	(In thousands)
	Investment Management	Principal Investing	Eliminations		Consolidated

Interest income	$10	$10,829	$—		$10,839
Interest expense	1,191	2,675	—		3,866
Net interest (expense) income	(1,181)	8,154	—		6,973
Provision for loan losses	—	4,226	—		4,226
Net interest (expense) income after provision for loan losses	(1,181)	3,928	—		2,747
Investment advisory fees	5,264	—	(1,315	)(1)	3,949
Total net revenues	$4,083	$3,928	$(1,315)		$6,696
Depreciation and amortization	$1,630	$—	$—		$1,630
Income tax expense	$—	$75	$—		$75
Net (loss) income	$(1,142)	$3,066	$—		$1,924

	For the three months ended September 30, 2008
	(In thousands)
	Investment Management	Principal Investing	Eliminations		Consolidated

Interest income	$127	$20,379	$—		$20,506
Interest expense	1,719	9,952	—		11,671
Net interest (expense) income	(1,592)	10,427	—		8,835
Provision for loan losses	—	15,459	—		15,459
Net interest (expense) income after provision for loan losses	(1,592)	(5,032)	—		(6,624)
Investment advisory fees	11,158	—	(2,143	)(1)	9,015
Total net revenues	$9,566	$(5,032)	$(2,143)		$2,391
Depreciation and amortization	$2,498	$—	$—		$2,498
Income tax expense (benefit)	$8,302	$(3,584)	$—		$4,718
Net loss	$(119,183)	$(37,700)	$—		$(156,883)

	For the nine months ended September 30, 2009
	(In thousands)
	Investment Management	Principal Investing	Eliminations		Consolidated

Interest income	$72	$38,647	$—		$38,719
Interest expense	3,849	12,682	—		16,531
Net interest (expense) income	(3,777)	25,965	—		22,188
Provision for loan losses	—	15,452	—		15,452
Net interest (expense) income after provision for loan losses	(3,777)	10,513	—		6,736
Investment advisory fees	16,893	—	(4,198	)(1)	12,695
Total net revenues	$13,116	$10,513	$(4,198)		$19,431
Depreciation and amortization	$4,894	$—	$—		$4,894
Income tax expense	$28	$225	$—		$253
Net (loss) income	$(5,047)	$68,416	$—		$63,369

As of September 30, 2009
(In thousands)
Identifiable assets	$49,898	$692,480	$(2,246	)(2)	$740,132

	For the nine months ended September 30, 2008
	(In thousands)
	Investment Management	Principal Investing	Eliminations		Consolidated

Interest income	$624	$103,056	$—		$103,680
Interest expense	5,273	66,419	—		71,692
Net interest (expense) income	(4,649)	36,637	—		31,988
Provision for loan losses	—	19,961	—		19,961
Net interest (expense) income after provision for loan losses	(4,649)	16,676	—		12,027
Investment advisory fees	44,018	—	(10,525	)(1)	33,493
Total net revenues	$39,369	$16,676	$(10,525)		$45,520
Depreciation and amortization	$7,765	$—	$—		$7,765
Income tax expense	$111	$273	$—		$384
Net loss	$(139,229)	$(475,572)	$—		$(614,801)

As of September 30, 2008
(In thousands)
Identifiable assets	$71,588	$1,150,131	$(465	)(2)	$1,221,254

(1)	Represents the fees charged to the Principal Investing segment by the Investment Management segment on a cost plus basis for investment advisory, management and operational services.
(2)

Represents the payable for fees charged to the Principal Investing segment by the Investment Management segment and the intercompany receivable from the Principal Investing segment for expenses paid by the Investment Management segment which have not yet been reimbursed by the Principal Investing segment.

The Principal Investing segment results of operations include the financial results of DFR MM CLO for the three and nine months ended September 30, 2009 and 2008, and the financial results of DPLC for the three and nine months ended September 30, 2009.  The Principal Investing segment results of operations also include the financial results of Market Square CLO for the three and nine months ended September 30, 2008. On June 30, 2009, the Company sold all of its preference shares in Market Square CLO to an unrelated third party in exchange for an upfront payment and a delayed purchase price in the form of a right to receive a portion of the future distributions, if any, on the preference shares.  As a result of the sale, the Company determined it was no longer the primary beneficiary of Market Square CLO and therefore deconsolidated Market Square CLO.  As of September 30, 2009, none of the Market

Square CLO assets, liabilities or equity are included in the Company’s condensed consolidated balance sheet; however, all of the financial impacts to the condensed consolidated statements of operations from the previous consolidation of Market Square CLO were recognized through June 30, 2009.

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

Other Commitments

The Company has a remaining unfunded commitment of $11.0 million to DPLC, which is subject to numerous conditions, any or all of which may not be satisfied. Pegasus has a liquidation preference related to DPLC which prevents the Company from receiving certain distributions from DPLC unless and until Pegasus has received an amount equal to its initial capital contributions to DPLC.

18.  SUBSEQUENT EVENTS

In connection with the preparation of the condensed consolidated financial statements and in accordance with ASC Topic 855, the Company evaluated subsequent events after the balance sheet date of September 30, 2009 through November 9, 2009, the date of issuance of the financial statements. The Company had no subsequent events which required disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements in this discussion regarding the industry outlook and our expectations regarding the future performance of our business and the other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in this quarterly report on Form 10-Q, or Quarterly Report, beginning on page 3 under the title “Special Note Regarding Forward Looking Statements” and in “Part II — Item 1A. Risk Factors”  and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as filed with the Securities and Exchange Commission on March 16, 2009, or our Annual Report,  in “Part I — Item 1A. Risk Factors.”   You should read the following discussion together with our condensed consolidated financial statements and notes thereto included in “Part I — Item 1. Financial Statements” of this Quarterly Report. Unless otherwise noted or the context otherwise requires, we refer to Deerfield Capital Corp. as “DFR,” to DFR and its subsidiaries as “we,” “us,” “our” or “our company,” to Deerfield & Company LLC, one of our indirect wholly-owned subsidiaries, as “Deerfield” and to Deerfield Capital Management LLC, our former external manager and another of our indirect wholly-owned subsidiaries, as “DCM.” We refer to our acquisition of Deerfield pursuant to a merger agreement, dated as of December 17, 2007, among us, DFR Merger Company, LLC (our wholly-owned subsidiary that was merged into Deerfield), Deerfield and Triarc Companies, Inc., or Triarc (as sellers’ representative) by which DFR Merger Company, LLC was merged with and into Deerfield on December 21, 2007 as the “Merger.”

Overview

We are a Maryland corporation with an Investment Management segment that manages approximately $9.6 billion of client assets as of October 1, 2009, including bank loans and other corporate debt, residential mortgage-backed securities, or RMBS, government securities and asset-backed securities, or ABS. In addition, our Principal Investing segment has an investment portfolio of approximately $620.2 million as of September 30, 2009, comprised of fixed income investments, including bank loans and other corporate debt and RMBS. Historically, we had elected to be taxed as a real estate investment trust, or REIT. However, our status as a REIT terminated in 2008 when we converted to a C corporation to maximize the use of potential significant tax benefits and provide more flexibility with respect to future capital investment.

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

On April 14, 2009, we announced the formation of Deerfield Pegasus Loan Capital LP, or DPLC, our investment venture with Pegasus Capital Advisors L.P., or Pegasus.  Pegasus is a U.S.-based private equity firm.  Pegasus and DFR are currently committed to invest $74.0 million and $15.0 million, respectively, in DPLC.  We initially expected such amounts to be invested primarily in corporate bank loans and other senior secured corporate loans. However, as a result of the rapid recovery of corporate loan prices, the return thresholds we initially expected for DPLC are no longer attainable, and we are currently evaluating other investment strategies. DPLC is managed by DCM.  The commitments of each of Pegasus and DFR are subject to numerous conditions, any or all of which may not be satisfied.  As of September 30, 2009, Pegasus and DFR have funded $20.0 million and $4.0 million, respectively, of such commitments.

In connection with the formation of DPLC, we issued to Pegasus Deerfield (AIV), LLC, an affiliate of Pegasus, or Pegasus Deerfield, (i) a five-year warrant to purchase 2,500,000 shares of our common stock at an exercise price of $4.25 per share, or Warrant A, and (ii) a five-year warrant to purchase 500,000 shares of our common stock at an exercise price of $10.00 per share, or Warrant B and, together with Warrant A, the Warrants. The Warrants are subject to certain vesting conditions including that none of the Warrants vest prior to July 9, 2011 and that the Warrants vest only if Pegasus maintains a certain minimum investment in DPLC. In addition, Pegasus will be required by a certain specified date to make an election to either retain the Warrants or receive a share of the incentive allocations and investment advisory fees paid to us and DCM in respect of certain future investment funds and separately managed accounts managed by DCM that invest primarily in syndicated bank loans to and bonds issued by non-investment grade borrowers.  In the event that Pegasus elects to receive these subsequent fund economics, it will forfeit the Warrants. Simultaneously with the execution of the Warrants, we entered into a registration rights agreement, dated as of April 9, 2009, with Pegasus Deerfield that provides registration rights with respect to the shares of our common stock underlying the Warrants.

On September 23, 2009, DFR and Pegasus Deerfield entered into certain amendments to the Warrants, or the Warrant Amendments, to (i) delay the earliest possible vesting date of the Warrants from April 9, 2011 to July 9, 2011 and (ii) move the time period during which the Warrant holder’s average invested capital in DPLC and DPLC’s general partner, DPLC General Partner LLC, or DPLC GP, is required to be at least equal to $50.0 million in order for any of the Warrants to vest back from October 9, 2009 through April 9, 2011 to January 9, 2010 through July 9, 2011. As consideration for the Warrant Amendments, Pegasus Deerfield agreed to move the first date on which it can withdraw its capital contributions from DPLC back by three months to July 1, 2011.

In addition, to allow Pegasus and DFR to explore a new business opportunity outside of DPLC, we have released Pegasus Deerfield from $1.0 million of its initial commitment to invest $75.0 million in DPLC. We expect to receive a future financial benefit should this new business opportunity prove to be successful. However, we can provide no assurance that this business opportunity will be successful or that we will receive any such future financial benefit.

The Warrants have not yet vested, and no expense associated with the Warrants has been recorded for the three and nine months ended September 30, 2009.

As of September 30, 2009 and for the three and nine months ended September 30, 2009 and 2008, we consolidated DFR Middle Market CLO Ltd., or DFR MM CLO, as we are deemed to be the primary beneficiary of this variable interest entity, or VIE.  We also consolidated Market Square CLO Ltd., or Market Square CLO, as of December 31, 2008 and for the three and nine months ended September 30, 2008.  On June 30, 2009, we sold all of our preference shares in Market Square CLO to an unrelated third party in exchange for an upfront payment and a delayed purchase price in the form of a right to receive a portion of the future distributions, if any, on the preference shares.  As a result of the sale, we determined that we are no longer the primary beneficiary of Market Square CLO and therefore deconsolidated Market Square CLO.  We are, however, deemed to retain a beneficial interest in the preference shares of Market Square CLO as a result of the delayed purchase price.  The carrying value of the beneficial interest was de minimis as of June 30, 2009 and was $1.4 million as of September 30, 2009.  As of September 30, 2009, none of the Market Square CLO assets, liabilities or equity are included in our condensed consolidated balance sheet; however, all of the financial impacts to our condensed consolidated statements of operations from our previous consolidation of Market Square CLO were recognized through June 30, 2009.  We recognized a gain on the deconsolidation of Market Square CLO of $29.6 million in our condensed consolidated statements of operations for the nine months ended September 30, 2009.

During the three and nine months ended September 30, 2009, we also consolidated DPLC as a result of our controlling interest therein pursuant to the consolidation guidance in Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 810 — Consolidation, or ASC Topic 810.  We consolidated 100% of the assets and liabilities of DPLC and DPLC GP, through which we made our investment in DPLC.  We have a controlling financial interest in DPLC and DPLC GP as a result of our owning more than 50% of the outstanding voting interests in DPLC GP.  Although we consolidate 100% of the assets and liabilities and the results of operations of DPLC and DPLC GP, our maximum exposure to loss on our investment in these entities is limited to our investment in DPLC GP, which as of September 30, 2009 totaled approximately $4.0 million. Pegasus has a liquidation preference related to DPLC which prevents DFR from receiving certain distributions from DPLC unless and until Pegasus has received an amount equal to its initial capital contributions to DPLC. Net income (loss) attributable to DFR in our condensed consolidated statements of operations excludes the net loss attributable to the noncontrolling interest in DPLC.  We consolidated assets of $23.8 million and liabilities of $3.2 million related to DPLC as of September 30, 2009.

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

Assets Under Management

As of October 1, 2009, DCM’s total assets under management, or AUM, was approximately $9.6 billion held in 28 CDOs, one other investment vehicle and six separately managed accounts.

The following table summarizes the AUM for each of our product categories:

	Number of	AUM as of
	Accounts	October 1, 2009
		(In thousands)
CDOs (1):
CLOs	12	$4,164,083
Asset-backed securities	12	4,244,704
Corporate bonds	4	833,840
Total CDOs	28	9,242,627
Other investment vehicle (2)	1	22,175
Separately managed accounts (3)	6	318,577
Total AUM (4)		$9,583,379

(1)

CDO AUM numbers generally reflect the aggregate principal or notional balance of the collateral and, in some cases, the cash balance held by the CDOs and are as of the date of the last trustee report received for each CDO prior to October 1, 2009. The AUM for our Euro-denominated CDOs has been converted into U.S. dollars using the spot rate of exchange on September 30, 2009.

(2)	Other investment vehicle AUM represents the AUM of DPLC.
(3)	AUM for certain of the separately managed accounts is a multiple of the capital actually invested in such account. Management fees for these accounts are paid on this higher AUM amount.
(4)

Included in Total AUM is $286.3 million related to DFR MM CLO. DCM manages DFR MM CLO but is not contractually entitled to receive any management fees so long as 100% of the equity is held by DC LLC or an affiliate thereof.

Principal Investing Segment

Income from our Principal Investing segment is influenced by four factors: (i) the net spread, or difference, between the interest income we earn on our investment portfolio and the cost of our borrowings net of hedging derivatives, (ii) the net recognized gains and losses, if any, on our investment portfolio, (iii) provision for loan losses, if any, and (iv) the volume or aggregate amount of such investments. We use leverage to seek to enhance our returns, which can also magnify losses. The cost of borrowings to finance our investments comprises a significant portion of our operating expenses.

The following table is a summary of our Principal Investing segment by asset class:

	September 30, 2009
	Carrying	% of Total
Principal Investments	Value	Investments
	(In thousands)

RMBS	$316,920	49.2%
Corporate leveraged loans:
Loans held in DFR MM CLO	286,540	44.5%
Other corporate leveraged loans	9,053	1.4%
Loans held in DPLC	14,807	2.3%
Commercial real estate loans and securities	9,376	1.4%
Equity securities	4,287	0.7%
Other investments	3,362	0.5%
Total Investments	644,345	100.0%
Allowance for loan losses	(24,131)
Net Investments	$620,214

Our Strategy

We are focused on growing the Investment Management segment of our business by launching new investment products that will diversify our revenue streams and take advantage of our core competencies of credit analysis and asset management. We intend to make investments in certain of these new investment products. We believe that the growth of fee-based income through the management of alternative investment products will provide the most attractive risk-adjusted return on capital.  On April 14, 2009, we announced DPLC, our investment venture with Pegasus.  Pegasus and DFR are currently committed to invest $74.0 million and $15.0 million, respectively, in DPLC. DPLC is managed by DCM.  The commitments of each of Pegasus and DFR are subject to numerous conditions, any or all of which may not be satisfied.

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

We are focused on managing our Principal Investing segment by opportunistically selling Corporate Loans held outside of DFR MM CLO and redeploying our capital into other fee-based strategies. In the near term, we expect to continue to hold our RMBS portfolio both for the net interest income it provides and as a source of liquidity.

Additionally, we continue to actively explore strategic opportunities in order to maximize value for our stockholders.

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

The Charter Amendment is designed to prevent an ownership change, or Ownership Change, as defined in Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code.  Sections 382 and 383 of the Code impose significant limitations on the ability of a corporation to use its NOLs and NCLs to offset income in circumstances where such corporation has experienced an Ownership Change, and may also limit a corporation’s ability to use any built-in losses recognized within five years of any Ownership Change. Generally, there is an Ownership Change if, at any time, one or more 5.0% shareholders (as defined in the Code) have aggregate increases in their ownership of DFR of more than 50 percentage points looking back over the relevant testing period, which can occur as a result of acquisitions and certain dispositions of common stock by our 5.0% shareholders.

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

Trends

The following trends that we have observed and believe to exist may also affect our business:

Credit market dislocation.  The well-publicized disruptions in the financial markets that began in 2007 and escalated throughout 2008 have significantly improved through the third quarter of 2009.   The numerous programs implemented by the U.S. government aimed at stabilizing credit markets and improving overall financial system liquidity show signs of having the desired effect. Among the signs of returning stability and confidence in financial markets was a strong increase in equity markets with the Dow Jones Industrial Average and the S&P 500 both advancing by 15% during the third quarter of 2009.  Another sign that markets may be resuming more normal operations was an increased pace of mergers and acquisitions. Further contributing to a sense of returning normalcy was relative stability in treasury yields.  On balance, rates along the yield curve moved by 25 bps or less from the beginning to the end of Q3. The trailing 100 day volatility on the 10 year Treasury bond declined from 52.6% at June 30, 2009 to 37.3% by the end of the quarter.  While we certainly cannot predict the long-term effect that these programs will have on financial markets or our business, we have observed that the massive liquidity provided by the government via the numerous programs implemented had the effect of raising prices and lowering risk premiums.

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

Corporate credit performance.  Corporate default rates have increased over the past year as the U.S. economy weakened and financial markets deteriorated. As noted above, stock prices have recently risen, and corporate earnings reports for many companies point to improving economic conditions.  Although there may be some further cyclical increase in corporate defaults over the coming months, we expect the stimulus programs and improving economic conditions to begin moderating the pace of such defaults.  If the stimulus packages are not effective in promoting growth, it is possible that recent signs of improvement will give way to renewed economic weakness.  A further weakening of the U.S. economy would likely result in further increases in corporate default rates. Such an increase would likely further reduce the returns associated with certain of our investments, particularly the Corporate Loans held in both our Principal Investing portfolio and in certain of the vehicles managed within our Investment Management segment. Increases in defaults could also cause us to trigger certain structural provisions in the CDOs that we own and manage. These structural provisions include, but are not limited to, overcollateralization requirements that are meant to protect investors from deterioration in the credit quality of the underlying collateral pool.

Credit spreads.  Beginning in the second half of 2007, credit markets experienced significantly higher yields and wider spreads versus Treasury securities.  For example, the yield spread on the Barclay’s High Yield Bond Index increased from 295 basis points over Treasuries at June 30, 2007 to a peak of 1830 basis points in November of 2008.  The widening of credit spreads evidenced by that index was pervasive and resulted in a decline over that period in the fair value for most of our investments and in the securities we manage, which resulted in a decline in our book value and a reduction in our AUM. More recently, credit spreads have narrowed somewhat as evidenced by the spread on the Barclay’s High Yield Bond Index falling from 945 basis points as of June 30, 2009 to 764 basis points as of September 30, 2009.  This further narrowing of spreads has had a positive influence on the value of many of our investments, but may also have the effect of reducing the future attractiveness of such investments and reducing future net interest income.

Yield Curve. The difference in yields offered on similar securities of different maturity (commonly referred to as the yield curve) can have an important influence on our financial results.  Our earnings are derived in part from the rate difference between the cost of our funding sources (such as repurchase agreements) and the earning rate of the assets purchased (such as RMBS).  To the extent that there is a mismatch in the maturity of our funding sources in relation to the assets purchased, we may have exposure to a change in the shape of the yield curve.  Historically, we attempted to limit our exposure to this risk by engaging in various types of hedging activities such as the use of interest rate swaps.   Due to current market conditions and the historically large differential between short term and intermediate term yields, we are now operating with a larger duration gap and have reduced our hedging activities.  This decision has had the near-term effect of increasing the net interest income on our RMBS portfolio.  However, if short term yields rise in relation to intermediate term yields (a flattening of the yield curve), we would likely experience a reduction in net interest income.  During the most recent quarter, the yield differential between 6 month treasury bills and 10 year treasury notes declined slightly from 3.18% to 3.13%.

CDO financing and management.  The reduction in liquidity and widening of credit spreads have resulted in significant downward pressure on the market values of assets typically held in and financed by CDOs. These decreased market values, along with increased default rates on assets held in CDOs and significant rating agency downgrades of the collateral underlying certain of our CDOs, have caused our CDOs to trigger certain of their structural provisions and potentially events of default, either of which reduce our management fees and our AUM. See “Results of Operations — Investment Management Segment — CDOs” for further information.

We anticipate that, given current market conditions, it will be significantly more difficult to create new CDOs in the near term than it has been in the past. Conditions in the credit markets have led to a significant reduction in the number of banks willing to provide financing to warehouse collateral and, in cases where financing is available, those banks are charging significantly higher fees and interest rates to warehouse collateral and are requiring more capital from borrowers.  Similarly, potential investors are demanding significantly higher interest rates on CDO liabilities. To the extent that we are successful in creating new CDOs, the management fees we earn from managing those CDOs may be significantly lower. This may negatively affect our ability to grow our AUM and revenue.

During 2008 and 2009, the CDO management market experienced some consolidation, evidenced by CDO management contracts being transferred to or acquired by other investment managers. On July 17, 2008, we acquired the management contract for Robeco CDO, and, on February 11, 2009, we assumed the management contract for Mayfair Euro CDO. We expect this consolidation trend to continue in the near term, and we continue to pursue the acquisition and assumption of additional management contracts.

Market Environment.  In response to a rapidly deteriorating economic and credit environment, the Federal Reserve lowered the targeted Federal Funds rate from 4.25% to 0.25% during 2008. As a result, the yield curve steepened, with the yield on the three-month U.S. Treasury bill decreasing by 316 basis points, while the yield on the five-year U.S. Treasury note decreased by only 189 basis points.  During the first six months of 2009, the shape of the yield curve steepened further with short yields remaining relatively stable while yields on intermediate maturities experienced marked increases.  During this period, the yield on the three-month U.S. Treasury bill increased from 11 basis points to a yield of 19 basis points, while the yield on the five-year U.S. Treasury note increased by 100 basis points, from 1.55% to a yield of 2.54%. However, since the end of the second quarter the spread between the three month Treasury bill and the five-year Treasury note narrowed slightly from 2.36% to 2.20%.   Such a decrease in the spread

between short and longer maturities generally results in a decrease in our net interest income on our RMBS, as the financing of our RMBS is usually shorter in term than the fixed rate period of our RMBS, which is heavily weighted towards hybrid adjustable rate RMBS. Conversely, if the curve spread increased, our net interest income would likely increase.

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

Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. These accounting principles require us to make some complex and subjective decisions and assessments. Our most critical accounting policies involve decisions and assessments that could affect our reported assets and liabilities, as well as our reported revenues and expenses. We believe that all of the decisions and assessments inherent in our financial statements were reasonable, based upon information available to us. We rely on management’s experience and analysis of historical and current market data in order to arrive at what we believe to be reasonable estimates. Under varying conditions, we could report materially different amounts arising under these critical accounting policies.  We believe that the critical accounting policies upon which our financial condition and results of operation depend, and which involve the most complex subjective decisions or assessments, are included in the discussion entitled “Critical Accounting Policies” in “ Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report. There have been no material changes to the critical accounting policies disclosed in our Annual Report.

Recent Accounting Updates

In December 2007, the FASB issued amendments to ASC Topic 810 which established accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  During the three and nine months ended September 30, 2009, we applied the amendments to ASC Topic 810 to the consolidation of DPLC.  In addition, we applied the amendments to ASC Topic 810 to the deconsolidation of Market Square CLO during the nine months ended September 30, 2009.

In February 2008, the FASB issued amendments to ASC Topic 860 — Transfers and Servicing, or ASC Topic 860, in order to address certain situations where assets purchased from a particular counterparty and financed through a repurchase agreement with the same counterparty can be considered and accounted for as separate transactions. Historically, we recorded such assets and the related financing on a gross basis in the condensed consolidated balance sheet and the corresponding interest income and interest expense in our condensed consolidated statements of operations. ASC Topic 860 assumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement, or a linked transaction. However, if certain criteria are met, the initial transfer and repurchase financing are not treated as a linked transaction but rather be evaluated separately under ASC Topic 860. We adopted the amendments to ASC Topic 860 on January 1, 2009, and the adoption has had no impact on our condensed consolidated financial statements as no linked transactions have occurred since adoption.

In March 2008, the FASB issued amendments to ASC Topic 815 — Derivatives and Hedging, or ASC Topic 815. The amendments to ASC Topic 815 require qualitative disclosures regarding objectives and strategies for using derivatives, quantitative disclosures regarding fair value amounts of gains and losses on derivative instruments and disclosures regarding credit-risk-related contingent features in derivative contracts. We adopted the amendments to ASC Topic 815 and included the required disclosures in our condensed consolidated financial statements in this Quarterly Report.

In June 2008, the FASB issued amendments to ASC Topic 260 — Earnings Per Share, or ASC Topic 260.  The amendments to ASC Topic 260 address whether instruments granted in share-based payment transactions are participating securities prior to vesting and need to be included in the earnings allocation in computing earnings per share under the two-class method. We adopted the amendments to ASC Topic 260 on January 1, 2009, and the adoption had no impact on our condensed consolidated financial statements.

In April 2009, the FASB issued amendments to ASC Topic 820 — Fair Value Measurements and Disclosures, or ASC Topic 825.  The amendments to ASC Topic 825 were issued to provide additional guidance for estimating fair value when the volume and level of activity have significantly decreased and to provide guidance on identifying circumstances that indicate a transaction is not orderly.  In addition, the amendments to ASC Topic 825 require an entity to disclose, in interim and annual periods, the inputs and valuation techniques used to measure fair value and provide a discussion of changes in valuation techniques and related inputs, if any, during the period.  The amendments to ASC Topic 825 also require disclosures regarding fair value of financial instruments for interim and annual reporting periods. We adopted the amendments to ASC Topic 825 and considered this guidance in determining and disclosing the fair values included in our condensed consolidated financial statements and included the required disclosures in our notes to our condensed consolidated financial statements in this Quarterly Report.

In April 2009, the FASB issued amendments to ASC Topic 320 — Investments — Debt and Equity Securities, or ASC Topic 320.  The amendments to ASC Topic 320 were issued to amend the other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  The amendments to ASC Topic 320 do not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.  We adopted the amendments to ASC Topic 320 in the preparation of our condensed consolidated financial statements in this Quarterly Report.

In May 2009, the FASB issued amendments to ASC Topic 855 — Subsequent Events, or ASC Topic 855.  The amendments to ASC Topic 855 establish general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  In particular, the amendments set forth: (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  We adopted the amendments to ASC Topic 855 and included the required disclosures in our notes to the condensed consolidated financial statements in this Quarterly Report.

In June 2009, the FASB issued Statement of Financial Accounting Standards, or SFAS, No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140, or SFAS No. 166.  This statement was issued to address concerns about the previously existing guidance governing transfers of financial assets.  SFAS No. 166 provides clarification concerning measuring whether a transferor and all of the entities included in the transferor’s financial statements have surrendered control over transferred financial assets and states that a determination must consider the transferor’s continuing involvements in the transferred financial assets.  In addition, this statement removes the concept of a qualifying special-purpose entity from SFAS No. 140 and removes the exception from applying FASB Interpretation No. 46 (revised 2004), Consolidation of Variable Interest Entities, or FIN 46(R), to qualifying special-purpose entities.  SFAS No. 166 is effective for transfers of financial assets that occur during our interim and annual reporting periods that begin after November 15, 2009.  We are currently evaluating the effects that SFAS No. 166 will have on our condensed consolidated financial statements and disclosures included in those condensed consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), or SFAS No. 167.  This statement was issued to address concerns about financial statement preparers’ ability to structure transactions to avoid consolidation, balanced with the need for more relevant, timely and reliable information about an entity’s involvement in a VIE.  This statement requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE.  This analysis identifies the primary beneficiary of a VIE as the enterprise that has both the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining whether it has the power to direct the activities of the VIE that most significantly impacts the entity’s economic performance.   SFAS No. 167 also amends FIN 46(R) to eliminate the quantitative approach to determining the primary beneficiary of a VIE and requires ongoing reassessments of VIE status.  SFAS No. 167 is effective for our interim and annual reporting periods that begin after November 15, 2009.  We are currently evaluating the effects that SFAS No. 167 will have on our condensed consolidated financial statements and disclosures included in those condensed consolidated financial statements. Our initial conclusion, based on current guidance, is that a significant number of the CDOs that we manage would need to be consolidated as a result of the adoption of SFAS No. 167. We are not yet able to finalize our assessment because the FASB is currently discussing potential exemptions, deferrals and/or modifications to the application of this rule for certain investment managers.

In June 2009, the FASB issued amendments to ASC Topic 105 — Generally Accepted Accounting Principles, or ASC Topic 105, to establish the FASB Accounting Standards Codification, or the Codification.  The Codification is now the single source of authoritative nongovernmental U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All existing accounting standards are superseded as described in the amendments to ASC Topic 105. All other accounting literature not included in the Codification is nonauthoritative. We adopted the amendments to ASC Topic 105 and have included the appropriate references to the Codification within the disclosures included in this Quarterly Report.

In August 2009, the FASB issued Accounting Standards Update, or ASU, No. 2009-05 — Fair Value Measurements and Disclosures, ASC Topic 820 — Measuring Liabilities at Fair Value, or ASU 2009-05.  ASU 2009-05 provides clarification and guidance with respect to the estimation of the fair value of liabilities in circumstances where a quoted price in an active market for an identical liability is not available. A reporting entity is required to measure fair value using one of the following techniques: (i) a valuation technique that uses the quoted price of the identical liability when traded as an asset, (ii) a valuation technique that uses quoted prices for similar liabilities or similar liabilities when traded as assets or (iii) another valuation technique that is consistent with the ASC Topic 820.  ASU 2009-05 also clarifies that, when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability.  We adopted ASU 2009-05 and have taken this guidance into account in determining the estimated fair values for our liabilities presented in the required disclosures in our notes to the condensed consolidated financial statements in this Quarterly Report.

Financial Condition

The following table summarizes the carrying value of our investment portfolio by balance sheet classification as of September 30, 2009:

	Investments at	Other	Loans Held	Loans Held
Security Description	Fair Value	Investments	For Sale	For Investment	Total
	(In thousands)
RMBS	$316,920	$—	$—	$—	$316,920
Corporate leveraged loans:
Loans held in DFR MM CLO (1)	—	—	—	286,540	286,540
Other corporate leveraged loans	—	—	9,053	—	9,053
Loans held in DPLC	14,807	—	—	—	14,807
Commercial real estate loans and securities (2)	—	—	—	9,376	9,376
Equity securities	—	4,287	—	—	4,287
Other investments	4,443	—	—	—	4,443
Total invested assets	$336,170	$4,287	$9,053	295,916	645,426

Allowance for loan losses				(24,131)	(24,131)

				$271,785	$621,295

(1)	Loans held in DFR MM CLO classified as loans held for investment are reported gross of the $20.0 million allowance for loan losses as of September 30, 2009.
(2)	Commercial real estate loans classified as loans held for investment are reported gross of the $4.1 million allowance for loan losses as of September 30, 2009.

Residential Mortgage-Backed Securities

As of September 30, 2009, our Agency RMBS and non-Agency RMBS portfolios decreased to a fair value of $314.0 million and $2.9 million, respectively, from $342.4 million and $5.4 million, respectively, as of December 31, 2008.  For the three and nine months ended September 30, 2009, we had net purchases of $24.3 million and $11.5 million of RMBS, respectively, and received RMBS principal paydowns of $18.2 million and $48.2 million, respectively.

As of September 30, 2009, our RMBS portfolio had a net amortized cost of 101.25% of its face amount.  As of September 30, 2009 and 2008, we had unamortized net premium of $4.0 million and unamortized net discount of $0.7 million, respectively, included in the cost basis of our RMBS portfolio. As of September 30, 2009 and 2008, the current weighted average life of the portfolio was 7.2 years and 5.8 years, respectively, which represents the average number of years for which each dollar of unpaid principal remains outstanding.

Net portfolio duration, which is the difference between the duration of the RMBS portfolio and the duration of repurchase agreements adjusted for the effects of our interest rate swap portfolio, was 1.8 years as of September 30, 2009 based on model-driven modified duration results. However, based on actual price movements observed in the market, we believe the empirical duration is significantly lower. In order to fully assess the possible impact of a change in interest rates on the RMBS portfolio, one should consider not only the duration, but also the portfolio’s leverage and spread risk.

The following table details our RMBS holdings as of September 30, 2009:

			Weighted Average
						Contractual	Constant
	Par	Estimated		Months to	Yield to	Maturity	Prepayment	Modified
Security Description	Amount	Fair Value	Coupon	Reset (1)	Maturity	(Month/Year)	Rate (2)	Duration (3)
	(In thousands)
Hybrid Adjustable Rate RMBS:
Rate reset in 1 year or less	$159,720	$163,806	4.70%	8	2.37%	02/35	9.2	1.1
Rate reset in 1 to 3 years	131,217	137,676	5.42%	28	2.65%	05/36	10.2	1.7
Rate reset in 5 to 7 years	23,145	11,725	5.10%	75	46.82%	10/35	16.5	12.5
Fixed Rate RMBS:
30 year	10,157	3,713	6.14%	n/a	113.13%	02/35	26.9	5.4
Total hybrid and fixed rate RMBS	$324,239	$316,920

(1)	Represents number of months before conversion to floating rate.
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

The constant prepayment rate, or CPR, attempts to predict the average annualized percentage rate of principal prepayments over the remaining life of the security. As interest rates rise, the rate of refinancing typically declines, which we believe may result in lower rates of prepayment and, as a result, a lower portfolio CPR.

As of September 30, 2009, the mortgages underlying our hybrid adjustable-rate RMBS had fixed interest rates for a weighted average period of approximately 19 months after which time the interest rates reset and become adjustable. The average length of time until contractual maturity of those mortgages was approximately 26 years from date of issuance as of September 30, 2009.

After the reset date, interest rates on our hybrid adjustable-rate RMBS float based on spreads over various LIBOR and U.S. Treasury indices. These interest rates are subject to caps that limit the amount the applicable interest rate can increase during any year, known as an annual cap, and through the maturity of the applicable security, known as a lifetime cap. As of September 30, 2009, the weighted average lifetime rate cap for the portfolio was 10.3%, the weighted average maximum increase in the first year that the rates are adjustable, or initial cap, was 4.7% and the weighted average maximum annual increase for years subsequent to the first year was 1.95%.

The following table summarizes our RMBS, according to their weighted average life:

	Amortized	Estimated
Weighted Average Life	Cost	Fair Value
	(In thousands)
Greater than one year and less than five years	$32,456	$15,438
Greater than five years and less than ten years	289,504	295,068
Greater than ten years	6,337	6,414
Total	$328,297	$316,920

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

Loans

The following summarizes our loan portfolio, by loan classification, as of September 30, 2009:

	Carrying Value
	Investments at	Loans Held	Loans Held
Type of Loan	Fair Value	for Sale (1)	for Investment	Total
	(In thousands)
Corporate leveraged loans:
Loans held in DFR MM CLO (2)	$—	$—	$286,540	$286,540
Other corporate leveraged loans	—	9,053	—	9,053
Loans held in DPLC (3)	14,807	—	—	14,807
Commercial real estate loans (4)	—	—	9,376	9,376
	$14,807	$9,053	295,916	319,776
Allowance for loan losses			(24,131)	(24,131)
			$271,785	$295,645

(1)	Carrying value of loans held for sale is lower of cost or estimated fair value.
(2)	Loans held in DFR MM CLO classified as loans held for investment reported gross of $20.0 million allowance for loan losses.
(3)	Loans held in DPLC are syndicated bank loans. We elected to record these loans at fair value in accordance with ASC Topic 825.
(4)	Commercial real estate loans classified as loans held for investment reported gross of $4.1 million allowance for loan losses.

The following summarizes our allowance for loan losses as of September 30, 2009:

	Number	Par	Allowance
Type of Loan	of Loans	Value	for Loan Losses
		(In thousands)
Loans held in DFR MM CLO	5	$30,536	$20,037
Commercial real estate loans	3	8,058	4,094
Total	8	$38,594	$24,131

We did not recognize $0.9 million and $2.8 million, respectively, of interest income earned, but not yet received, on loans held for investment for the three and nine months ended September 30, 2009. In addition, we did not recognize $2.0 million and $5.6 million, respectively, of interest income earned, but not yet received, on loans held for sale for the three and nine months ended September 30, 2009.

Loans Held in DFR MM CLO

DFR MM CLO is a VIE under ASC Topic 810. We are the primary beneficiary of the VIE, causing us to consolidate the entity. We own 100% of the equity interests, issued as subordinated notes and ordinary shares, in DFR MM CLO, which we purchased for $50.0 million. We also purchased all of the “BBB/Baa2” rated notes of DFR MM CLO for $19.0 million. As of September 30, 2009, DFR MM CLO had $302.5 million of loans outstanding, with a carrying value of $286.5 million, which is included in loans on the condensed consolidated balance sheet, reduced by an allowance for loan losses of $20.0 million. As of September 30, 2009, DFR MM CLO has restricted cash and cash equivalents of $11.4 million, which are generally utilized to purchase additional loans and pay distributions to debt and equity holders, and $222.0 million of notes payable to third party investors, which is included in long term debt. The weighted average coupon on the loan portfolio was 6.43%, and the weighted average contractual maturity of the loan portfolio was 4.2 years as of September 30, 2009. DFR MM CLO is a bankruptcy remote entity, and, although we consolidate 100% of the assets and liabilities of DFR MM CLO, our maximum exposure to loss on our investment in DFR MM CLO is limited to our initial investment of $69.0 million. As of September 30, 2009, we have received distributions from DFR MM CLO equal to $26.7 million since its inception.

The following table summarizes the carrying value of the DFR MM CLO loan portfolio:

Type of Loan	September 30, 2009
	(In thousands)
First lien secured	$133,432	(1)
Second lien secured	139,503	(2)
Mezzanine	13,605
	286,540
Allowance for loan losses	(20,037)
	$266,503

(1) Presented gross of $10.6 million allowance for loan losses.

(2) Presented gross of $9.4 million allowance for loan losses.

Loans Held in DPLC

DPLC is a bankruptcy remote entity that we are required to consolidate pursuant to ASC Topic 810 as a result of our controlling interest therein. Although we consolidate 100% of the assets and liabilities of DPLC, our maximum exposure to loss on our investment in this entity is limited to our investment in the entity, which, as of September 30, 2009, totaled approximately $4.0 million. As of September 30, 2009, DPLC had $15.7 million of loans outstanding, with an estimated fair value of $14.8 million, which is included in investments at fair value on the condensed consolidated balance sheet. We elected to record all investments held in DPLC at fair value in accordance with ASC Topic 825.  As of September 30, 2009, DPLC had $8.0 million of restricted cash and cash equivalents, which are generally utilized to purchase additional loans and pay expenses. The weighted average coupon on the DPLC loan portfolio was 5.39% and the weighted average contractual maturity of the loan portfolio was 4.27 years as of September 30, 2009.

Other Corporate Leveraged Loans

The following table summarizes the carrying value of our other corporate leveraged loan portfolio:

Type of Loan	September 30, 2009
(In thousands)
First lien secured	$1,841
Second lien secured	503
Mezzanine	320
Holding company	6,389
$9,053

We had other corporate leveraged loans totaling $9.1 million classified as loans held for sale on the condensed consolidated balance sheet as of September 30, 2009. The carrying value of loans held for sale is lower of cost or fair value.  The weighted average coupon on our other corporate leveraged loans was 1.88% as of September 30, 2009.  We had performing loans with a par value and a lower of cost or fair value of $7.5 million and $2.2 million, respectively, with a weighted average coupon of 12.32% as of September 30, 2009.

During the year ended December 31, 2008, we began actively seeking to sell all of the other corporate leveraged loans held in our alternative asset revolving warehouse funding facility within Wachovia Capital Markets, LLC, or the Wachovia Facility, as we triggered an acknowledged termination event thereunder on November 30, 2008. We sold a significant portion of the loans held within the Wachovia Facility during the year ended December 31, 2008 and transferred all loans held within the Wachovia Facility from loans held for investment to loans held for sale.  During the three months ended March 31, 2009, we sold loans held within the Wachovia Facility with a par value of $31.5 million for $10.8 million, net of interest of $0.2 million.  We realized a loss of $6.2 million reported in net gain (loss) on loans in the condensed consolidated statements of operations during the three months ended March 31, 2009 as a result of these sales.  The Wachovia Facility was fully repaid and all of our obligations thereunder were satisfied during the third quarter.

Commercial Real Estate Loans

As of September 30, 2009, we held four commercial real estate loans with a carrying value of $9.4 million, which is included in loans on the condensed consolidated balance sheet, reduced by an allowance for loan losses of $4.1 million.

Derivatives and Hedging

The following table is a summary of our derivative instruments as of September 30, 2009:

		Notional			Estimated Net
	Count	Amount	Assets	Liabilities	Fair Value
		(In thousands)
Interest rate swaps	2	$30,000	$—	$761	$(761)
Interest rate cap (1)	1	40,000	—	71	(71)
Warrants	2	n/a	74	—	74
	5	$70,000	$74	$832	$(758)

(1)  The interest rate cap is held in DFR MM CLO.

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

Results of Operations

The following section provides a comparative discussion of our condensed consolidated results of operations as of and for the three months and nine months ended September 30, 2009 and 2008.

Summary

The following table summarizes selected historical consolidated financial information:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In millions, except for per share data)

Consolidated Statements of Operations Data:
Net interest income	$7.0	$8.8	$21.2	$32.0
Net interest income (expense) after provision for loan losses	$2.7	$(6.6)	$6.7	$12.0
Investment advisory fees	$3.9	$9.0	$12.7	$33.5
Total expenses	$7.7	$122.8	$28.0	$183.8
Net other income and gain (loss)	$3.0	$(31.8)	$72.2	$(476.1)
Net income (loss)	$1.9	$(156.9)	$63.4	$(614.8)
Net income (loss) attributable to common stockholders	$1.9	$(156.9)	$63.4	$(617.2)
Net (income) loss attributable to noncontrolling interest	$(0.1)	$—	$2.9	$—
Net income (loss) attributable to Deerfield Capital Corp.	$1.8	$(156.9)	$66.2	$(617.2)
Net income (loss) attributable to Deerfield Capital Corp. per share - diluted	$0.27	$(22.81)	$9.84	$(95.89)
Core earnings (1)	$5.2	$7.9	$15.8	$29.0
Core earnings per share - diluted (1)	$0.77	$1.14	$2.34	$4.51

	As of September 30,
	2009	2008
	(In millions, except for per share data)
Consolidated Balance Sheet Data:
Residential mortgage-backed securities	$316.9	$414.5
Total assets	$740.1	$1,221.3
Repurchase agreements	$306.3	$383.6
Long term debt:
Recourse:
Trust preferred securities	$123.7	$123.7
Series A and Series B Notes	$72.2	$71.6
Non-Recourse:
Wachovia Facility	$—	$34.1
DFR MM CLO	$222.0	$231.0
Market Square CLO	$—	$276.0
Deerfield Capital Corp. stockholders’ (deficit) equity	$(11.4)	$63.4
Total stockholders’ equity	$5.9	$63.4

AUM:
Investment Management segment (2) (3)	$9,583.4	$11,915.1
Principal Investing segment (3) (4)	$620.2	$1,026.9

(1)

Core earnings represents a non-GAAP financial measure. Please see the “Reconciliation of Non-GAAP Financial Measure,” which follows, for a reconciliation between the comparable GAAP measure and a discussion of the importance placed on this measure by management.

(2)

AUM for our Investment Management segment includes CDO AUM numbers, which generally reflect the aggregate principal or notional balance of the collateral and, in some cases, the cash balances held by the CDOs as of the date of the last trustee report received for each CDO prior to the relevant measurement date. The AUM for our Euro-denominated CDOs has been converted into U.S. dollars using the appropriate spot rate of exchange. AUM for our Investment Management segment also includes AUM for our separately managed accounts, which, in certain cases, is a multiple of the capital actually invested in such account. Management fees for these accounts are paid on this higher AUM amount. Included in Investment Management segment AUM is $286.3 million related to DFR MM CLO for October 1, 2009, and $300.9 million and $294.1 million related to DFR MM CLO and Market Square CLO, respectively, for October 1, 2008. DCM manages DFR MM CLO but is not contractually entitled to receive any management fees so long as 100% of the equity is held by DC LLC or an affiliate thereof.

(3)

AUM for DFR MM CLO and DPLC is included in both Investment Management segment AUM and Principal Investing segment AUM for October 1, 2009. AUM for DFR MM CLO and Market Square CLO is included in both Investment Management segment AUM and Principal Investing segment AUM for October 1, 2008.

(4)	AUM for the Principal Investing segment is reflected net of allowance for loan losses of $24.1 million and $21.6 million as of September 30, 2009 and 2008, respectively.

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

Core Earnings

The table below provides a reconciliation between net income (loss) and core earnings:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands, except share and per share amounts)

Net income (loss)	$1,924	$(156,883)	$63,369	$(614,801)
Add back:
Provision for loan losses	4,226	15,459	15,452	19,961
Cost savings initiatives	11	(2)	236	325
Depreciation and amortization	1,630	2,498	4,894	7,765
Impairment of intangible assets and goodwill	—	110,268	126	139,302
Net other income and (gain) loss	(3,022)	31,795	(72,224)	476,105
Income tax expense	75	4,718	253	384
Noncontrolling interest core earnings (1)	379	—	3,676	—
Core earnings	$5,223	$7,853	$15,782	$29,041

Core earnings per share - diluted	$0.77	$1.14	$2.34	$4.51
Weighted-average number of shares outstanding - diluted	6,763,088	6,878,260	6,732,272	6,436,583

(1)

Noncontrolling interest core earnings represents the portion of net interest income and expenses of DPLC that are attributable to third party investors in DPLC, calculated using each investor’s ownership percentage in DPLC during the measurement period.

Executive Summary of Results of Operations

During the three and nine months ended September 30, 2009, we recorded net income of $1.9 million and $63.4 million, respectively, as compared to net losses of $156.9 million and $614.8 million during the same periods in 2008, respectively.  Although core earnings, calculated in the table above, declined during the three and nine months ended September 30, 2009 as compared to the same periods in 2008, it remained positive at $5.2 million and $15.8 million for the three and nine months ended September 30, 2009, respectively.

During the three and nine months ended September 30, 2009, we experienced an increase of $4.3 million and a decrease of $26.1 million in net revenues as compared to the same periods in 2008, respectively, comprised of decreases in net interest income of $1.9 million and $9.8 million, respectively, decreases in the provision for loan losses of $11.2 million and $4.5 million, respectively, and decreases in investment advisory fees of $5.1 million and $20.8 million, respectively.  The decrease in net interest income is primarily a result of the significant RMBS sales and associated repayment of repurchase agreement liabilities during the three months ended March 31, 2008, reductions in the overall interest rate environment, the deconsolidation of the Market Square CLO as of June 30, 2009, the sale of a significant amount of loans held in the Wachovia Facility during 2008 and the first quarter of 2009 and the placement of certain loans on non-accrual status during 2008 and during the nine months ended September 30, 2009.

The decrease in investment advisory fees is primarily driven by the liquidation of the investment funds we previously managed during 2008, which provided $1.7 million and $7.6 million of fee revenue during the three and nine months ended September 30, 2008, respectively, and a reduction in CDO investment advisory fee revenue of $3.5 million and $13.4 million during the three and nine months ended September 30, 2009, respectively, as compared to the same periods during 2008. The reduction in CDO investment advisory fee revenues is primarily the result of the liquidation of five CDOs we previously managed and the deferral of subordinated management fees during the three and nine months ended September 30, 2009 as a result of substantially all of the CLOs that we currently manage failing certain overcollateralization tests.

During the three and nine months ended September 30, 2009, expenses decreased by $115.0 million and $155.8 million, respectively, as compared to the same periods in 2008, primarily driven by reductions in impairment charges on intangible assets and goodwill and compensation and benefits expense.  During the three and nine months ended September 30, 2008, our Investment Management segment recorded $110.3 million and $139.3 million in impairment charges on intangible assets and goodwill, respectively, related to the deterioration in the credit markets, the liquidation of the investment funds that we previously managed and the liquidation of several of our CDOs.  During the three and nine months ended September 30, 2009, we reduced our compensation and benefits expense by $2.3 million and $12.7 million, respectively, primarily as a result of headcount reductions during 2008 and a revision to our incentive compensation plan during 2009.

During the three and nine months ended September 30, 2009, net other income and gain (loss) improved by $34.8 million and $548.3 million, respectively, as compared to the same periods in 2008.  During the three months ended September 30, 2009, we recorded net gains on investments at fair value and loans of $3.0 million and $0.5 million, respectively, as compared to net losses on loans, investments at fair value and derivatives of $14.4 million, $13.7 million and $2.2 million, respectively, during the three months ended September 30, 2008.  During the nine months ended September 30, 2009, we recorded net gains on loans, the deconsolidation of Market Square CLO, investments at fair value and derivatives of $31.2 million, $29.6 million, $9.3 million and $2.5 million, respectively.  The most recent nine month period is in sharp contrast to the nine month period in 2008, during which we were adversely impacted by the continuing deterioration of global credit markets, which resulted in a loss of $476.1 million in net other income and gain (loss), largely a result of net losses on derivatives, investments at fair value and loans of $219.4 million, $216.1 million and $35.4 million, respectively.  The most pronounced impact was on our non-Agency RMBS portfolio. This portfolio experienced an unprecedented decrease in value during the nine months ended September 30, 2008 fueled by the ongoing liquidity crisis. This negative environment impacted our ability to successfully finance and hedge this portfolio. As a result, we sold a significant portion of our RMBS portfolio to improve our liquidity. In conjunction with the sale of RMBS, we also repaid our repurchase agreements used to finance the RMBS sold and terminated the associated interest rate swaps used to hedge the interest rate exposure on those repurchase agreements.

Results of Operations by Segment

Management evaluates the performance of each business unit based on segment results. The following table presents the results of operations by segment:

	Three months ended September 30, 2009
	Investment Management	Principal Investing	Eliminations		Consolidated
	(In thousands)
Net revenues	$4,083	$3,928	$(1,315	)(1)	$6,696
Expenses	(5,706)	(3,328)	1,315	(1)	(7,719)
Other income and gain	481	2,541	—		3,022
Income tax expense	—	(75)	—		(75)
Net (loss) income	$(1,142)	$3,066	$—		$1,924

	Three months ended September 30, 2008
	Investment Management	Principal Investing	Eliminations		Consolidated
	(In thousands)
Net revenues	$9,566	$(5,032)	$(2,143	)(1)	$2,391
Expenses	(119,895)	(5,009)	2,143	(1)	(122,761)
Other income and loss	(552)	(31,243)	—		(31,795)
Income tax (expense) benefit	(8,302)	3,584	—		(4,718)
Net loss	$(119,183)	$(37,700)	$—		$(156,883)

	Nine months ended September 30, 2009
	Investment Management	Principal Investing	Eliminations		Consolidated
	(In thousands)
Net revenues	$13,116	$10,513	$(4,198	)(1)	$19,431
Expenses	(18,395)	(13,836)	4,198	(1)	(28,033)
Other income and gain	260	71,964	—		72,224
Income tax expense	(28)	(225)	—		(253)
Net (loss) income	$(5,047)	$68,416	$—		$63,369

	Nine months ended September 30, 2008
	Investment Management	Principal Investing	Eliminations		Consolidated
	(In thousands)
Net revenues	$39,369	$16,676	$(10,525	)(1)	$45,520
Expenses	(174,953)	(19,404)	10,525	(1)	(183,832)
Other income and loss	(3,534)	(472,571)	—		(476,105)
Income tax expense	(111)	(273)	—		(384)
Net loss	$(139,229)	$(475,572)	$—		$(614,801)

(1)           Represents the fees charged to the Principal Investing segment by the Investment Management segment on a cost plus basis for investment advisory, management and operational services.

Our Principal Investing segment results of operations include the financial results of DFR MM CLO for the three and nine months ended September 30, 2009 and 2008 and the financial results of DPLC for the three and nine months ended September 30, 2009.  The Principal Investing segment results of operations also includes the financial results of Market Square CLO for the three and nine months ended September 30, 2008. On June 30, 2009, we sold all of our preference shares in Market Square CLO to an unrelated third party in exchange for an upfront payment and a delayed purchase price in the form of a right to receive a portion of the future distributions, if any, on the preference shares.  As a result of the sale, we determined we were no longer the primary beneficiary of Market Square CLO and therefore deconsolidated Market Square CLO.  As of September 30, 2009, none of the Market Square CLO assets, liabilities or equity are included in our condensed consolidated balance sheet; however, all of the financial impacts to the condensed consolidated statements of operations from the previous consolidation of Market Square CLO were recognized through June 30, 2009.

Investment Management Segment

Revenues

Our Investment Management segment revenues primarily represent the fee income earned for the management of investment accounts for various types of clients. The following table summarizes our Investment Management segment revenues:

	Three months ended September 30,		Variance	Nine months ended September 30,		Variance
	2009	2008	2009 vs. 2008	2009	2008	2009 vs. 2008
	(In thousands)
Investment Management Segment Revenues
Interest income	$10	$127	$(117)	$72	$624	$(552)
Interest expense	1,191	1,719	(528)	3,849	5,273	(1,424)
Net interest expense	(1,181)	(1,592)	411	(3,777)	(4,649)	872
Investment advisory fees (1)	5,264	11,158	(5,894)	16,893	44,018	(27,125)
Total Investment Management segment revenues	$4,083	$9,566	$(5,483)	$13,116	$39,369	$(26,253)

(1)          Investment advisory fees include intercompany investment advisory fees of $1.3 million and $2.1 million for the three months ended September 30, 2009 and 2008, respectively, and $4.2 million and $10.5 million for the nine months ended September 30, 2009 and 2008, respectively, calculated in conjunction with DCM’s management agreement with DFR, which are eliminated upon consolidation.

Net Interest Income

Interest income for the three months and nine months ended September 30, 2009 is primarily comprised of interest earned from our cash balances.  Interest income for the three and nine months ended September 30, 2008 is primarily comprised of interest earned on preferred shares of CDOs of $0.1 million and $0.5 million, respectively.  We owned preferred shares issued by two and nine of the

CDOs that we managed as of September 30, 2009 and 2008, respectively.  The primary driver in the reduction in interest income during the three and nine months ended September 30, 2009, as compared to the same period in 2008, was the termination of equity distributions from our only remaining interest earning investment in preferred shares of CDOs during the first quarter of 2009.  Interest expense is primarily comprised of interest expense on the Series A Senior Secured Notes and Series B Senior Secured Notes issued in connection with the Merger, or the Series A and Series B Notes, for the three and nine months ended September 30, 2009 and 2008.  The reduction in interest expense during the three and nine months ended September 30, 2009, as compared to the same period in 2008, was the result of a reduced interest rate environment.

Investment Advisory Fees

For the three months ended September 30, 2009 and 2008, investment advisory fees were $5.3 million and $11.2 million, respectively, on a segment basis, and $3.9 million and $9.0 million, respectively, on a consolidated basis due to the $1.3 million and $2.1 million, respectively, of fees earned by the Investment Management segment from the Principal Investing segment, which are eliminated upon consolidation.  During the nine months ended September 30, 2009 and 2008, investment advisory fees were $16.9 million and $44.0 million, respectively, on a segment basis, and $12.7 million and $33.5 million, respectively on a consolidated basis due to the $4.2 million and $10.5 million, respectively, of fees earned on the Principal Investing segment, which are eliminated upon consolidation.  Our investment advisory fee revenue during the periods presented was generated by our CDOs, our investment funds, which were liquidated during 2008, our separately managed accounts and DPLC.

CDOs

The following table summarizes our investment advisory fee revenues from CDOs for the periods presented:

	Three months ended September 30,			Variance	Nine months ended September 30,				Variance
	2009		2008	2009 vs. 2008	2009		2008		2009 vs. 2008
	(In thousands)
Senior Management Fees:
CLOs	$1,900		$2,027	$(127)	$4,953		$6,822		$(1,869)
ABS	782		1,331	(549)	2,594		4,157		(1,563)
Corporate Bonds	412		279	133	1,377		731		646
Total Senior Mangement Fees	3,094		3,637	(543)	8,924		11,710		(2,786)

Subordinated Management Fees:
CLOs	441		3,376	(2,935)	1,945		10,139		(8,194)
ABS	—		64	(64)	152		352		(200)
Corporate Bonds	—		—	—	272		137		135
Total Subordinate Mangement Fees	441		3,440	(2,999)	2,369		10,628		(8,259)

Performance Fees (1):
CLOs	67	(2)	—	67	239	(2)	—		239
ABS	—		—	—	—		2,774	(3)	(2,774)
Corporate Bonds	—		—	—	225	(4)	—		225
Total Performance Fees	67		—	67	464		2,774		(2,310)

Total CDO Advisory Fees:
CLOs	2,408		5,403	(2,995)	7,137		16,961		(9,824)
ABS	782		1,395	(613)	2,746		7,283		(4,537)
Corporate Bonds	412		279	133	1,874		868		1,006
Total CDO Advisory Fees	$3,602		$7,077	$(3,475)	$11,757		$25,112		$(13,355)

(1)             Performance fees are generally earned after certain investors’ returns exceed a specified internal rate of return, or IRR. For purposes of this and the following table, and in accordance with our accounting policies, we also classify any previously deferred senior or subordinated management fees that are subsequently paid as performance fees.

(2)             Performance fees on CLOs for the three and nine months ended September 30, 2009 represent previously deferred subordinated management fees.

(3)             Performance fees on ABS CDOs for the nine months ended September 30, 2008 included a non-recurring performance fee of $2.7 million received from one of our ABS CDOs.

(4)             Performance fees on Corporate Bonds CDOs for the nine months ended September 30, 2009 include $0.2 million in fees related to a previously liquidated corporate bond CDO as a result of a settlement received in connection with certain litigation relating to one of the assets previously held in the CDO.

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

Under the investment management agreements between DCM and the CDOs it manages, the payment of DCM’s management fees is generally subject to a “waterfall” structure. Pursuant to these “waterfalls,” all or a portion of DCM’s subordinated management fees may be deferred if the CDOs do not generate sufficient cash flows to pay the required interest on the notes that the CDOs have issued to investors and certain expenses they have incurred. This could occur if, for example, the issuers of the collateral underlying the CDOs default on or defer payments of principal or interest relating to such collateral or the ratings assigned to such collateral are downgraded below a specified threshold.  In addition, all or a portion of DCM’s subordinated management fees may be deferred if, among other things, overcollateralization tests and other structural provisions built into the CDOs divert cashflows to the prepayment of the debt securities issued by the CDOs.

The following table summarizes the average AUM and effective and contractual fee rates of our CDOs for the periods presented:

	Three months ended September 30, 2009
				Weighted Average
		Effective Rate (2)		Contractual Rate (3)
		Senior	Subordinated	Senior	Subordinated
	Average AUM (1)	Management Fee	Management Fee	Management Fee	Management Fee
	(In thousands)
CLOs (4)	$3,918,111	0.19%	0.05%	0.18%	0.33%

ABS:
High-grade ABS	3,142,059	0.05%	0.00%	0.05%	0.06%
Other ABS	1,297,055	0.12%	0.00%	0.15%	0.22%
Total ABS	4,439,114	0.07%	0.00%	0.08%	0.11%

Corporate bonds (5)	841,279	0.20%	0.00%	0.18%	0.23%
Total CDOs	$9,198,504	0.13%	0.02%	0.13%	0.21%

	Three months ended September 30, 2008
				Weighted Average
		Effective Rate (2)		Contractual Rate (3)
		Senior	Subordinated	Senior	Subordinated
	Average AUM (1)	Management Fee	Management Fee	Management Fee	Management Fee
	(In thousands)
CLOs (4)	$4,529,916	0.18%	0.30%	0.20%	0.30%

ABS:
High-grade ABS	3,558,890	0.05%	0.00%	0.05%	0.06%
Other ABS	2,593,805	0.14%	0.01%	0.14%	0.19%
Total ABS	6,152,695	0.09%	0.00%	0.09%	0.11%

Corporate bonds (5)	743,599	0.15%	0.00%	0.20%	0.17%
Total CDOs	$11,426,210	0.13%	0.12%	0.14%	0.19%

	Nine months ended September 30, 2009
				Weighted Average
		Effective Rate (2)		Contractual Rate (3)
		Senior	Subordinated	Senior	Subordinated
	Average AUM (1)	Management Fee	Management Fee	Management Fee	Management Fee
	(In thousands)
CLOs (4)	$3,772,753	0.18%	0.07%	0.18%	0.33%

ABS:
High-grade ABS	3,258,084	0.05%	0.00%	0.05%	0.06%
Other ABS	1,473,043	0.12%	0.01%	0.15%	0.22%
Total ABS	4,731,127	0.07%	0.00%	0.08%	0.11%

Corporate bonds (5)	851,709	0.22%	0.04%	0.18%	0.23%
Total CDOs	$9,355,589	0.13%	0.03%	0.13%	0.21%

	Nine months ended September 30, 2008
				Weighted Average
		Effective Rate (2)		Contractual Rate (3)
		Senior	Subordinated	Senior	Subordinated
	Average AUM (1)	Management Fee	Management Fee	Management Fee	Management Fee
	(In thousands)
CLOs (4)	$4,943,179	0.18%	0.27%	0.20%	0.29%

ABS:
High-grade ABS	3,661,811	0.05%	0.00%	0.05%	0.06%
Other ABS	2,822,902	0.13%	0.01%	0.14%	0.19%
Total ABS	6,484,713	0.09%	0.01%	0.09%	0.11%

Corporate bonds (5)	673,826	0.13%	0.03%	0.20%	0.19%
Total CDOs	$12,101,718	0.13%	0.12%	0.14%	0.19%

(1)             Average AUM is calculated as the average of the AUM on the first day of July, August, September and October for the three months ended September 30, 2009 and 2008 and the average of the first day of January, February, March, April, May, June, July, August, September and October for the nine months ended September 30, 2009 and 2008. CDO AUM numbers generally reflect the aggregate principal or notional balance of the collateral and, in some cases, the cash balance held by the CDO and are as of the date of the last trustee report received for each CDO prior to the AUM date, as appropriate. The AUM for our Euro-denominated CDOs has been converted to U.S. dollars using the spot rate of exchange as of the respective AUM date.

(2)             The effective rate for the three months ended September 30, 2009 and 2008 is calculated by taking the management fees earned during the three months ended September 30, 2009 and 2008, respectively, multiplied by four (to annualize) and divided by the average AUM. The effective rate for the nine months ended September 30, 2009 and 2008 is calculated by taking management fees earned during the period multiplied by 1.33 (to annualize) and divided by the average AUM. The senior and subordinated management fee effective rates may differ from the contractual fee rates for various reasons, including the following: (a) we may have entered into agreement with specific investors pursuant to which our management fees are paid to those investors and (b) our senior or subordinated management fees may be deferred as a result of certain structural provisions built into the documents governing the CDO. In certain circumstances, we may at a later date, subject to certain performance triggers, be entitled to repayment of the fees paid to investors described in (a) above. In addition, we may at a later date, subject to the satisfaction of certain structural provisions, be entitled to payment of the deferred fees described in (b) above.

(3)             The weighted average contractual senior and subordinated management fee rates are obtained by multiplying the contractual fee rates for each CDO by that CDO’s average AUM and dividing that number by the total average AUM for the relevant asset class.

(4)             DFR MM CLO has been excluded from all categories in this table as DCM manages this CLO, but is not contractually entitled to receive any management fees for DFR MM CLO so long as 100% of the equity is held by DC LLC or an affiliate thereof.  In addition, Market Square CLO has been excluded from all categories in this table through July 1, 2009, when we became entitled to receive management fees from Market Square CLO as a result of the sale of all of our preference shares of Market Square CLO on June 30, 2009.

(5)             The effective and contractual rates for Robeco CDO are calculated based on the fees that we are entitled to receive pursuant to the asset purchase agreement between DCM and Robeco Investment Management, Inc. and are not the total fees paid by the CDO or the contractual fee rate set forth in the management agreement.

The following table summarizes select details of the structure of each of our CDOs:

	Closing Date	October 1, 2009 AUM (1)	First Optional Call Date (2)	Auction Call Date (3)	Termination of Reinvestment Period (4)	Maturity Year
	Month/Year	(In thousands)	Month/Year
CLOs:
Rosemont CLO, Ltd.	01/02	$154,038	10/05	n/a	01/07	2013
Forest Creek CLO Ltd.	05/03	283,791	07/07	n/a	07/08	2015
Long Grove CLO Ltd.	06/04	381,932	08/08	n/a	05/10	2016
Market Square CLO Ltd.	05/05	288,700	07/07	n/a	04/11	2017
Cumberland II CLO Ltd.	09/05	380,084	02/10	n/a	11/11	2019
Marquette Park CLO Ltd.	12/05	297,574	04/10	n/a	01/12	2020
Bridgeport CLO Ltd.	06/06	499,537	10/09	n/a	07/13	2020
Burr Ridge CLO Plus Ltd.	12/06	295,316	06/12	n/a	03/13	2023
Schiller Park CLO Ltd.	05/07	399,153	07/11	n/a	04/13	2021
Bridgeport CLO II Ltd.	06/07	499,037	12/10	n/a	09/14	2021
DFR Middle Market CLO Ltd. (5)	07/07	286,310	07/10	n/a	07/10	2019
Gillespie CLO PLC (6)	08/07	398,611	02/13	n/a	08/13	2023
Total CLOs		4,164,083

ABS CDOs:
Mid Ocean CBO 2000-1 Ltd.	01/01	112,970	04/06	n/a	01/06	2036
Mid Ocean CBO 2001-1 Ltd.	10/01	128,307	02/06	n/a	01/06	2036
Oceanview CBO I, Ltd.	06/02	170,129	06/06	06/12	06/06	2032, 2037	(7)
Northlake CDO I, Limited	02/03	128,596	03/06	03/13	03/07	2033
Knollwood CDO Ltd.	03/04	134,337	04/07	04/12	04/08	2039
River North CDO Ltd.	01/05	223,892	02/09	02/13	02/09	2040
Buckingham CDO Ltd.	07/05	811,870	08/10	08/13	08/10	2040
Pinetree CDO Ltd.	11/05	194,428	01/10	01/14	01/10	2045
Buckingham CDO II Ltd.	12/05	1,137,311	03/11	03/14	03/11	2041
Knollwood CDO II Ltd.	07/06	78,143	07/09	07/13	n/a	2046
Buckingham CDO III Ltd.	08/06	1,120,691	09/11	09/14	09/11	2051
Aramis CDO	03/07	4,030	03/12	n/a	n/a	2047
Total ABS CDOs		4,244,704

Corporate Bond CDOs:
Valeo Investment Grade CDO Ltd.	01/01	280,589	01/05	n/a	01/06	2013
Valeo Investment Grade CDO II Ltd.	05/01	292,400	06/05	n/a	06/06	2013
Robeco CDO II Limited	08/01	126,045	08/05	n/a	02/06	2013
Mayfair Euro CDO I B.V. (6)	06/01	134,806	05/06	n/a	05/06	2013
Total Corporate Bond CDOs		833,840

Total CDO AUM		$9,242,627

(1)           CDO AUM numbers generally reflect the aggregate principal or notional balance of the collateral and, in some cases, the cash balance held by the CDOs and are as of the date of the last trustee report received for each CDO prior to October 1, 2009.

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

(6)           The AUM for our Euro-denominated CDOs has been converted into U.S. dollars using the spot rate of exchange on September 30, 2009.

(7)           Maturity date varies by tranche of notes.

The CDOs that we manage generally contain certain structural provisions, including, but not limited to, overcollateralization requirements that are meant to protect investors from deterioration in the credit quality of the underlying collateral pool. Recent increased defaults and downgrades of the collateral underlying our CDOs have put downward pressure on overcollateralization ratios and increased the likelihood that the CDOs we manage will experience events of default or trigger other structural provisions. Noncompliance with overcollateralization tests and other structural provisions may cause cash flows from the CDOs to be diverted to prepay the debt securities issued by the CDOs, which may decrease the asset base on which our future management fees are calculated and typically results in the deferral of the payment of our subordinated management fees.  In addition, in certain cases, noncompliance with these overcollateralization tests or other structural provisions can lead to events of default under the indentures governing the

CDOs and, ultimately, acceleration of the notes issued by the CDO and the liquidation of the underlying collateral. Certain of our CDOs contain provisions prohibiting the liquidation of the CDO following an event of default unless either the proceeds from the liquidation will be sufficient to pay off all of the notes issued by the CDO along with certain specified expenses or a majority or supermajority of certain specified classes of notes vote to liquidate the CDO. We believe that CDOs that contain these provisions are less likely to liquidate upon the occurrence of an event of default.

CLO investment advisory fee revenue declined by $3.0 million and $9.8 million for the three and nine months ended September 30, 2009, respectively, as compared to the same periods in 2008. We managed four market value CLOs during 2008, all of which contained liquidation triggers and events of default based on the market value of the CLO’s assets. The significant decline in liquidity in the credit markets during the year ended December 31, 2008 had a negative impact on the market values of the assets held in our CLOs. All four of our market value CLOs breached their market value trigger during the year ended December 31, 2008 and were subsequently liquidated. For the three and nine months ended September 30, 2008, we earned senior management fees of $0.3 million and $1.8 million, respectively, and subordinated management fees of $0.2 million and $0.9 million, respectively, on these market value CLOs.  The remainder of our CLOs are cash flow CLOs. Triggers and events of default in these deals are not based on the market value of the portfolio.

Subordinated management fees on CLOs declined by $2.9 million and $8.2 million during the three and nine months ended September 30, 2009, respectively, as compared to the same periods in 2008.  This was primarily the result of the failure of the overcollateralization tests for substantially all of our cash flow CLOs during the nine months ended September 30, 2009, resulting in the deferral of subordinated management fees on those CLOs. We earned subordinated management fees on our cash flow CLOs of $0.4 million and $3.1 million for the three months ended September 30, 2009 and 2008, respectively, and $1.9 million and $9.2 million for the nine months ended September 30, 2009 and 2008, respectively.  We expect substantially all of our CLO subordinated investment advisory fees to continue to be deferred in the near term.  However, over time and with continued improvement in market conditions and effective portfolio management, we expect the CLOs to regain compliance with their overcollateralization tests, and, subject to the satisfaction of certain other conditions, we would expect to recoup at least a portion and potentially substantially all of the deferred subordinated management fees and to receive future subordinated management fees on a current basis.

ABS CDO revenue declined by $0.6 million and $4.5 million for the three and nine months ended September 30, 2009, respectively, as compared to the same periods in 2008.  The decline in ABS CDO revenue during the three months ended September 30, 2009, as compared to the same period in 2008, was primarily the result of a decline in senior management fees of $0.5 million.  The decline in ABS CDO revenue during the nine months ended September 30, 2009, as compared to the same period in 2008, was the result of a decline in senior management fees of $1.6 million, subordinated management fees of $0.2 million and performance fees of $2.8 million.  These declines were primarily the result of one of our ABS CDOs liquidating and the reduction in AUM for the remainder of our ABS CDOs, as compared to the same periods in 2008.  In addition, during the nine months ended September 30, 2008 a non-recurring performance fee of $2.7 million was received from one of our ABS CDOs.  We expect our ABS CDO AUM and management fees to continue to decline as a result of both the diversion of cash flows to prepay the debt securities issued by those CDOs based on continued noncompliance with overcollateralization tests and other structural provisions and additional defaults and ratings downgrades with respect to the underlying collateral in those CDOs.

We are continuing to focus on our previously announced strategy of acquiring existing CDO management contracts. On July 17, 2008, we acquired the management contract for Robeco CDO, and, on February 11, 2009, we assumed the management contract for Mayfair Euro CDO.

Other Investment Advisory Fees

The following table summarizes the respective investment advisory fee revenues for our investment management contracts related to our separately managed accounts, fixed income arbitrage investment funds and other investment vehicles:

	Average AUM (1)	Management Fees	Performance Fees
	(In thousands)
Three months ended September 30, 2009:
Separately managed accounts	$320,159	$198	n/a
Other investment vehicle (2)	$22,105	$149	$—

Three months ended September 30, 2008:
Fixed income arbitrage investment funds	$435,676	$1,702	$—
Separately managed accounts	$404,321	$236	n/a

	Average AUM (3)	Management Fees	Performance Fees
	(In thousands)
Nine months ended September 30, 2009:
Separately managed accounts	$312,400	$664	n/a
Other investment vehicle (2)	$10,786	$274	$—

Nine months ended September 30, 2008:
Fixed income arbitrage investment funds	$550,859	$6,450	$1,186	(4)
Separately managed accounts	$410,542	$745	n/a

(1)           Average AUM for the three months ended September 30, 2009 and 2008 is calculated as the average of the AUM on the first day of July, August and September 2009 and 2008, respectively.

(2)           Represents management fee revenues earned on DPLC. We recognize management fee revenues on the portion of the AUM which is not related to our investment in DPLC.

(3)           Average AUM for the nine months ended September 30, 2009 and 2008 is calculated as the average of the AUM on the first day of January, February, March, April, May, June, July, August and September 2009 and 2008, respectively.

(4)           Performance fees were related to our smaller investment fund, which liquidated on April 30, 2008.

n/a — not applicable

The reduction in other investment advisory fees during the three and nine months ended September 30, 2009, as compared to the same periods in 2008, was primarily driven by the liquidation of our fixed income arbitrage investment funds during 2008.  For the three and nine months ended September 30, 2008, we earned management fees of $1.7 million and $6.5 million, respectively, and incentive fees of zero and $1.2 million, respectively, related to these liquidated investment funds.

As a result of the formation of DPLC, we earn management fees and may be entitled to incentive fees on the portion of the assets under management which is not related to our investment in DPLC.  We do not expect to earn an incentive fee during 2009 from DPLC.

Intercompany investment advisory fees

As a result of the Merger, we entered into a new management agreement with DCM. Management fees paid pursuant to this agreement are eliminated upon consolidation in accordance with GAAP. Fees are paid on a cost plus margin basis for investment advisory, management and operational services. All ancillary services, including back office support and certain operating expenses, are charged at cost. For the three months ended September 30, 2009 and 2008, the intercompany investment advisory fees earned were $1.3 million and $2.1 million, respectively.  For the nine months ended September 30, 2009 and 2008, the intercompany investment advisory fees earned were $4.2 million and $10.5 million, respectively.

Expenses

The following table summarizes our Investment Management segment expenses for the periods presented:

	Three months ended September 30,		Variance	Nine months ended September 30,		Variance
	2009	2008	2009 vs. 2008	2009	2008	2009 vs. 2008
	(In millions)
Salaries	$1.9	$3.3	$(1.4)	$6.0	$11.0	$(5.0)
Incentive compensation	0.5	1.2	(0.7)	2.5	9.4	(6.9)
Employee benefits	0.2	0.5	(0.3)	0.5	1.4	(0.9)
Total compensation and benefits	2.6	5.0	(2.4)	9.0	21.8	(12.8)

Audit and audit-related fees	0.2	0.1	0.1	0.4	0.5	(0.1)
Legal fees	—	0.4	(0.4)	—	0.5	(0.5)
Other professional fees	0.1	0.1	—	0.1	0.2	(0.1)
Total professional services	0.3	0.6	(0.3)	0.5	1.2	(0.7)

Insurance expense	0.1	0.1	—	0.3	0.4	(0.1)

Software and data feeds	0.3	0.5	(0.2)	0.9	1.5	(0.6)
Other general and administrative fees	0.2	0.3	(0.1)	0.7	0.8	(0.1)
Total general and administrative expense	0.5	0.8	(0.3)	1.6	2.3	(0.7)

Fixed asset depreciation	0.4	0.3	0.1	1.0	1.0	—
Intangible asset amortization	1.3	2.2	(0.9)	4.0	6.8	(2.8)
Total depreciation and amortization	1.7	2.5	(0.8)	5.0	7.8	(2.8)

Occupancy	0.5	0.6	(0.1)	1.7	1.9	(0.2)

Cost savings initiative	—	—	—	0.2	0.3	(0.1)

Impairment of intangible assets	—	32.2	(32.2)	0.1	41.2	(41.1)
Impairment of goodwill	—	78.1	(78.1)	—	98.1	(98.1)
Total impairment of intangible assets and goodwill	—	110.3	(110.3)	0.1	139.3	(139.2)

Total Investment Management segment expenses	$5.7	$119.9	$(114.2)	$18.4	$175.0	$(156.6)

The decrease in expenses of $114.2 million for the three months ended September 30, 2009, compared to the same period in 2008, was primarily attributable to $110.3 million in impairment charges on intangible assets and goodwill during the three months ended September 30, 2008, as compared to no impairment charges recorded during the same period in 2009, and decreases in compensation and benefits and depreciation and amortization of $2.4 million and $0.8 million, respectively, for the three months ended September 30, 2009, compared to the same period in 2008.  The decrease in expenses of $156.6 million for the nine months ended September 30, 2009, compared to the same period in 2008, was primarily attributable to $139.3 million in impairment charges on intangible assets and goodwill during the nine months ended September 30, 2008, as compared to $0.1 million of impairment charges on intangible assets recorded during the same period in 2009, and decreases in compensation and benefits and depreciation and amortization of $12.8 million and $2.8 million, respectively, for the three months ended September 30, 2009 compared to the same period in 2008.

The $2.4 million and $12.8 million decrease in compensation and benefits for the three and nine months ended September 30, 2009, respectively, as compared to the same periods in 2008, was primarily the result of the implementation of two cost savings initiatives and to a lesser extent a reduction in our projected 2009 incentive compensation for existing employees. On March 1, 2008, in response to the adverse credit markets, we implemented a cost savings initiative and reduced our headcount by 13 employees, or 10% of our then current workforce, across a broad range of functions. In November 2008, in response to the continued deterioration in market conditions, we implemented a second cost savings initiative and reduced our headcount by 24 employees, or approximately 26% of our then current workforce, and reduced bonus compensation. The compensation payable to those 24 employees accounted for approximately 37% of our annual compensation expense in 2008. The headcount reductions were largely related to the fixed income arbitrage trading business and the associated back-office infrastructure. We believe these cost savings initiatives will continue to improve our financial results without adversely impacting our ability to operate our business in a prudent manner. As of September 30, 2009, we had 67 employees, as compared to 94 employees as of September 30, 2008.

During the nine months ended September 30, 2009, we recorded $0.1 million of impairment charges related to the intangible asset associated with the management contract for Knollwood CDO II Ltd. as a result of the decline in expected future management fee cash flows from this CDO.  During the three and nine months ended September 30, 2008, we recorded impairment charges on our intangible assets of $32.2 million and $41.2 million, respectively.  During the three months ended September 30, 2008, the impairment charges were comprised of $30.6 million related to the intangible asset associated with the management contract for our largest investment fund, which was subsequently liquidated, and $1.3 million and $0.2 million related to the intangible assets associated with the management contract for Castle Harbor II CLO Ltd. and Access Institutional Loan Fund, respectively, both of which were subsequently liquidated.  During the nine months ended September 30, 2008, the remaining $9.0 million of impairment charges were comprised of $4.6 million related to the intangible asset associated with the management contract for our smallest investment fund, $3.3 million related to the management contract for Coltrane CLO PLC, which was subsequently liquidated, and $1.0 million related to the intangible asset associated with the management contract for Western Springs CDO, which was subsequently liquidated.

For the three and nine months ended September 30, 2008, we recorded $78.2 million and $98.1 million, respectively, of impairment on goodwill recorded in conjunction with the Merger. Although a significant amount of time had not passed since the Merger, the continued deterioration of global credit markets and significant decline in our overall market capitalization during the first quarter of 2008 was a triggering event for an analysis of possible goodwill impairment. For the first quarter 2008, the estimated cash flows generated by the Investment Management segment were generally consistent with the estimated cash flows at the time of the Merger. However, the market multiple for the companies that we considered comparable had decreased. This decline in market multiples largely contributed to the $20.0 million of goodwill impairment recorded during the first quarter of 2008. As a result of the further decline in our overall market capitalization experienced during the third quarter of 2008, we performed another analysis for possible goodwill impairment as of September 30, 2008 and recognized full impairment on the remaining goodwill balance of $78.1 million. This was a result of the combined effect of lower market multiples and continued decline in our overall market capitalization and reduced estimated cash flows from the Investment Management segment compared to those estimated at the time of the Merger due to declines in AUM.

Other Income and Gain (Loss)

Other income and gain (loss) for the Investment Management segment primarily consisted of the realized and unrealized losses related to our investments in the preferred shares of CDOs that are managed by DCM. During the three months ended September 30, 2009 and 2008, we recognized unrealized gains of $0.4 million and unrealized losses of $0.4 million, respectively, and, during the nine months ended September 30, 2009 and 2008, we recognized unrealized gains of $0.2 million and unrealized losses of $3.4 million, respectively, in net gain (loss) on investments at fair value in the condensed consolidated statements of operations related to these investments.

Income Tax Expense

For the three and nine months ended September 30, 2009, the Investment Management segment recorded income tax expense of zero and $28,000, respectively, due to our subsidiary in London. For income tax purposes, impairments of intangibles and goodwill are not recognized but are amortized straight-line over a 15-year life from the date we established a tax basis. There is a full valuation allowance on all of our deferred tax assets except for those associated with our subsidiary in London.

Principal Investing Segment

Revenues

Our Principal Investing segment revenues represent the net spread, or difference, between the interest income we earn on our investment portfolio and the cost of our borrowings. We also recognize the impact of our provision for loan losses on our Principal Investing segment revenues. The following table summarizes the Principal Investing segment revenues:

	Three months ended September 30,		Variance	Nine months ended September 30,		Variance
	2009	2008	2009 vs. 2008	2009	2008	2009 vs. 2008
	(In millions)
Principal Investing Segment Revenues
Interest income	$10.9	$20.4	$(9.5)	$38.7	$103.1	$(64.4)
Interest expense	2.6	9.9	7.3	12.7	66.4	53.7
Net interest income	8.3	10.5	(2.2)	26.0	36.7	(10.7)
Provision for loan losses	4.3	15.5	11.2	15.5	20.0	4.5
Total Principal Investing segment revenues	$4.0	$(5.0)	$9.0	$10.5	$16.7	$(6.2)

The following table summarizes our Principal Investing segment interest income:

	Three months ended September 30,		Variance	% of total interest income
	2009	2008	2009 vs. 2008	Three months ended September 30,
	(In millions)			2009	2008
Real Estate Investments:
RMBS	$3.8	$5.7	$(1.9)	35.2%	27.9%
Corporate loans and securities:
Loans held in DFR MM CLO	6.0	6.8	(0.8)	55.5%	33.3%
Loans held in the Wachovia Facility	—	2.2	(2.2)	0.0%	10.8%
Other corporate leveraged loans	0.3	0.9	(0.6)	2.8%	4.4%
Assets held in Market Square CLO	—	4.2	(4.2)	0.0%	20.6%
Assets held in DPLC	0.2	—	0.2	1.9%	0.0%
Commercial real estate loans and securities	—	0.4	(0.4)	0.0%	2.0%
Treasuries and short term investments	—	0.2	(0.2)	0.0%	1.0%
Equities and other investments	0.6	—	0.6	4.6%	0.0%
Total interest income	$10.9	$20.4	$(9.5)	100.0%	100.0%

	Nine months ended September 30,		Variance	% of total interest income
	2009	2008	2009 vs. 2008	Nine months ended September 30,
	(In millions)			2009	2008
Real Estate Investments:
RMBS	$12.5	$53.8	$(41.3)	32.4%	52.2%
Corporate loans and securities:
Loans held in DFR MM CLO	18.0	22.0	(4.0)	46.6%	21.3%
Loans held in the Wachovia Facility	1.2	8.4	(7.2)	3.1%	8.1%
Other corporate leveraged loans	0.3	1.6	(1.3)	0.8%	1.6%
Assets held in Market Square CLO	6.1	13.7	(7.6)	15.8%	13.3%
Assets held in DPLC	0.2	—	0.2	0.5%	0.0%
Commercial real estate loans and securities	(0.1)	2.2	(2.3)	-0.3%	2.1%
Treasuries and short term investments	0.1	1.3	(1.2)	0.3%	1.3%
Equities and other investments	0.4	0.1	0.3	0.8%	0.1%
Total interest income	$38.7	$103.1	$(64.4)	100.0%	100.0%

The decrease in interest income of $9.5 million and $64.4 million for the three and nine months ended September 30, 2009, respectively, as compared to the same periods in 2008, was attributable primarily to the reduction of our RMBS and alternative assets portfolios and, to a lesser extent, to a lower interest rate environment. As of September 30, 2009, our RMBS and alternative asset portfolios totaled $316.9 million and $303.3 million, respectively, as compared to $414.5 million and $612.4 million, respectively, at September 30, 2008.  RMBS interest income decreased by $1.9 million and $41.3 million for the three and nine months ended September 30, 2009, respectively, as compared to the same periods in 2008. This decline was primarily the result of the sale of RMBS with an amortized cost of $6.2 billion during the three months ended March 31, 2008 combined with a lower interest rate environment.  The $7.6 million and $23.1 million decrease in alternative assets interest income for the three and nine months ended September 30, 2009, respectively, compared to the same periods in 2008, was primarily the result of lower investment balances and a lower interest rate environment during the three and nine months ended September 30, 2009 as compared to the same periods in 2008.  Loans held in DFR MM CLO and other corporate leveraged loans totaled $275.6 million as of September 30, 2009 as compared to $348.0 million of loans held in DFR MM CLO, loans held in the Wachovia Facility and other corporate leveraged loans as of September 30, 2008.  The Wachovia Facility was fully repaid and all of our obligations thereunder were satisfied during the third quarter of 2009.  Reductions in interest rates and the placement of certain loans on non-accrual status also contributed to the reductions in interest income on loans held in DFR MM CLO and commercial real estate loans and securities.  The decrease in interest income on loans held in the Wachovia Facility of $2.2 million and $7.2 million for the three and nine months ended September 30, 2009, respectively, was the result of the sale of a substantial portion of the loans in the portfolio during 2008 and the first quarter of 2009.  In addition, as a result of the sale of all of our preference shares in Market Square CLO, we deconsolidated Market Square CLO on June 30, 2009 and subsequent to the sale we no longer include the results of Market Square CLO in the results of our operations.  Reductions in interest income related to Market Square CLO were $4.2 million and $7.6 million for the three and nine months ended September 30, 2009, respectively, as compared to the same periods in 2008.

The following table summarizes our Principal Investing segment interest expense:

	Three months ended September 30,		Variance	Nine months ended September 30,		Variance
	2009	2008	2009 vs. 2008	2009	2008	2009 vs. 2008
	(In millions)
Repurchase agreements	$0.4	$2.8	$(2.4)	$1.7	$37.2	$(35.5)
Hedging activity	—	—	—	0.1	5.3	(5.2)
Long term debt:
Recourse:
Trust preferred securities	1.1	1.8	(0.7)	3.8	5.7	(1.9)
Non-Recourse:
Wachovia Facility	—	0.3	(0.3)	—	1.5	(1.5)
Market Square CLO	—	2.3	(2.3)	2.7	8.0	(5.3)
DFR MM CLO	0.8	2.0	(1.2)	3.3	7.1	(3.8)
Total long term debt	1.9	6.4	(4.5)	9.8	22.3	(12.5)
Amortization of debt issuance cost	0.3	0.7	(0.4)	1.1	1.6	(0.5)
Total interest expense	$2.6	$9.9	$(7.3)	$12.7	$66.4	$(53.7)

The decrease in interest expense of $7.3 million and $53.7 million for the three and nine months ended September 30, 2009, respectively, as compared to the three and nine months ended September 30, 2008, was primarily the result of significantly reduced repurchase agreement balances, decreased interest rates and decreased long term debt balances.

During the first quarter of 2008, we significantly reduced our RMBS portfolio through sales, which in turn resulted in the repayment of the outstanding repurchase agreements used to finance that RMBS and the termination of the associated interest rate swaps used to hedge our interest rate risk on those repurchase agreements. The decrease in the average outstanding repurchase agreement balance and swaps outstanding for the three and nine months ended September 30, 2009, combined with a lower interest rate environment during the three and nine months ended September 30, 2009, as compared to the three and nine months ended September 30, 2008, contributed to a decrease in interest expense of $2.4 million and $35.5, respectively.

The interest expense related to long term debt decreased by $4.9 million and $13.0 million for the three and nine months ended September 30, 2009, respectively, as compared to the same periods in 2008. The deconsolidation of Market Square CLO on June 30, 2009 provided a decrease in interest expense of $2.3 million and $5.3 million for the three and nine months ended September 30, 2009, respectively, as compared to the same periods in 2008. Lower interest rates on our long term debt provided decreases of $1.9 million and $5.7 million for the three and nine months ended September 30, 2009, respectively, as compared to the same periods in 2008. In addition, from September 30, 2008 to September 30, 2009, we decreased the outstanding balance in the Wachovia Facility from $34.1 million to zero through sales and paydowns on the portfolio. This resulted in a reduction to our interest expense of $0.3 million and $1.5 million for the three and nine months ended September 30, 2009, respectively, as compared to the same periods in 2008.

Provision for Loan Losses

The following table summarizes our Principal Investing segment provision for loan losses:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(In millions)
Loans held in DFR MM CLO	$4.2	$6.8	$13.9	$6.8
Loans held in Wachovia Facility	—	6.2	—	6.2
Other corporate leveraged loans	—	—	—	2.2
Commercial real estate loans	—	2.5	1.6	4.8
Total provision for loan losses	$4.2	$15.5	$15.5	$20.0

During the three and nine months ended September 30, 2009, we recognized provisions for loan losses of $4.2 million and $15.5 million, respectively. During the three months ended September 30, 2009, we recorded provisions for loan losses of $4.2 million related to three loans held in DFR MM CLO with total outstanding principal of $20.7 million.  In addition, during the six months ended June 30, 2009, we recorded provisions for loan losses of $8.8 million related to two loans that we further impaired this quarter, $0.9 million related to two additional loans held in DFR MM CLO with total outstanding principal of $9.7 million, $1.1 million related to three commercial real estate loans still being held for investment with total outstanding principal of $8.1 million and $0.5 million related to one commercial real estate loan which we no longer own.

During the three and nine months ended September 30, 2008, we recorded an increase to the provisions for loan losses of $15.5 million and $20.0 million, respectively.  During the three months ended September 30, 2008, we determined that a provision for loan loss of $6.8 million was required on a loan held in DFR MM CLO with an outstanding principal balance of $9.0 million. In addition, during the three months ended September 30, 2008, we determined that a charge to the provision for loan losses of $4.5 million was required for one loan held in the Wachovia Facility with an outstanding principal balance of $6.0 million, and we determined that a charge to the provision for loan losses of $1.7 million was required as we determined that we had the intention of selling five loans held in the Wachovia Facility with an outstanding principal balance of $24.3 million and subsequently transferred these loans to loans held for sale. During the three months ended September 30, 2008, we also recognized a $1.3 million provision for loan losses on a commercial real estate loan with an outstanding principal of $2.1 million, and we determined that an additional $1.2 million of provision for loan losses was required on another commercial real estate loan for which a $0.4 million provision for loan losses was previously taken during the six months ended June 30, 2008.  During the six months ended June 30, 2008, we determined that a provision for loan losses of $2.2 million was required for one other corporate leveraged loan with an outstanding principal balance of $10.0 million, and we determined that a provision for loan losses of $2.3 million was required for three commercial real estate loans with a total outstanding principal balance of $6.1 million.

Expenses

The following table summarizes Principal Investing segment expenses for the periods presented:

	Three months ended September 30,		Variance	Nine months ended September 30,		Variance
	2009	2008	2009 vs. 2008	2009	2008	2009 vs. 2008
	(In millions)

Management fee expense to related party (1)	$1.6	$2.1	$(0.5)	$4.8	$10.5	$(5.7)

Audit and audit-related fees	0.2	0.4	(0.2)	0.6	1.3	(0.7)
Legal fees	0.2	1.1	(0.9)	0.9	2.8	(1.9)
Other professional fees	0.1	0.1	—	0.3	0.6	(0.3)
Total professional services	0.5	1.6	(1.1)	1.8	4.7	(2.9)

Insurance expense	0.6	0.6	—	2.0	1.8	0.2

Board of directors fees	0.3	0.4	(0.1)	1.3	1.5	(0.2)
Banking and other administrative fees	0.1	0.1	—	0.4	0.5	(0.1)
Software and data feeds	—	—	—	—	0.2	(0.2)
Other general and administrative fees	0.1	—	0.1	0.2	0.2	—
DPLC stucturing and organizational expenses	0.1	—	0.1	3.3	—	3.3
Total general and administrative expenses	0.6	0.5	0.1	5.2	2.4	2.8

Total Principal Investing segment expenses	$3.3	$4.8	$(1.5)	$13.8	$19.4	$(5.6)

(1)             Management fee expense of $1.3 million and $4.2 million for the three and nine months ended September 30, 2009, respectively, and $2.1 million and $10.5 million for the three and nine months ended September 30, 2008, respectively, is charged in conjunction with our management agreement with DCM and eliminated in consolidation.

The decrease in expenses of $1.5 million for the three months ended September 30, 2009, compared to the same period in 2008, was attributable to decreases in professional services and management fee expense to related party of $1.1 million and $0.5 million, respectively, partially offset by increases in general and administrative expenses of $0.1 million.  Management fee expense to related party is primarily related to our management agreement with DCM and is generally eliminated upon consolidation.  Our management agreement with DCM is based upon a cost plus margin basis for investment advisory, management and operational services. The decrease in total professional services of $1.1 million was primarily the result of decreased legal fees.  The $0.1 million increase in general and administrative expenses was primarily driven by $0.1 million in organizational expenses from the formation of DPLC.  These fees were borne by DPLC.

The decrease in expenses of $5.6 million for the nine months ended September 30, 2009, compared to the same period in 2008, was attributable to decreases in management fee expense to related party and professional services of $5.7 million and $2.9 million, respectively, partially offset by increases in general and administrative expenses and insurance expense of $2.8 million and $0.2 million, respectively.  The decrease in total professional services of $2.9 million was primarily the result of a $1.9 million decrease in legal fees and a $0.7 million decrease in audit and audit-related fees based on a reduction in estimated fees for services during 2009.  The $2.8 million increase in general and administrative expenses was primarily driven by $3.3 million in one-time organizational and structuring fees from the formation of DPLC.  These fees were borne by DPLC.  The $0.2 million increase in insurance expense reflects an increase in insurance premiums over the prior period presented.

Other Income and Gain (Loss)

The following table summarizes our Principal Investing segment other income and (loss) gain for the periods presented:

	Three months ended September 30,		Variance	Nine months ended September 30,		Variance
	2009	2008	2009 vs. 2008	2009	2008	2009 vs. 2008
	(In millions)

Other-than-temporary impairment on available-for-sale securities	$—	$(0.9)	$0.9	$—	$(4.7)	$4.7
Net loss on available-for-sale securities	—	(0.9)	0.9	—	(4.7)	4.7

Net realized gain (loss) on investments at fair value	2.3	0.1	2.2	2.0	(169.1)	171.1
Net unrealized gain (loss) on investments at fair value	0.2	(13.3)	13.5	7.0	(43.6)	50.6
Net gain (loss) on investments at fair value	2.5	(13.2)	15.7	9.0	(212.7)	221.7

Net realized gain (loss) on loans	0.7	0.6	0.1	(6.4)	(12.0)	5.6
Net unrealized (loss) gain on loans	(0.2)	(15.0)	14.8	37.6	(23.4)	61.0
Net gain (loss) on loans	0.5	(14.4)	14.9	31.2	(35.4)	66.6

Net realized (loss) gain on interest rate swaps	(0.1)	0.2	(0.3)	(9.5)	(271.9)	262.4
Net realized loss on credit default swaps	—	—	—	(0.5)	(2.4)	1.9
Net realized loss on total return swaps	—	(1.5)	1.5	—	(2.2)	2.2
Net realized loss on interest rate floors and caps	—	—	—	—	(1.6)	1.6
Net realized loss on warrants	(0.2)	—	(0.2)	(0.2)	—	(0.2)
Net unrealized gain (loss) on interest rate swaps	0.1	(1.8)	1.9	12.2	55.8	(43.6)
Net unrealized gain on credit default swaps	—	—	—	0.4	0.4	—
Net unrealized gain on total return swaps	—	0.9	(0.9)	—	1.2	(1.2)
Net unrealized gain on interest rate floors and caps	—	—	—	—	1.1	(1.1)
Net unrealized gain on warrants	0.2	—	0.2	0.1	0.2	(0.1)
Net (loss) gain on derivatives	—	(2.2)	2.2	2.5	(219.4)	221.9

Dividend income	0.1	0.2	(0.1)	0.2	0.4	(0.2)
Other net loss	(0.5)	(0.9)	0.4	(0.5)	(0.9)	0.4
Dividend income and other net loss	(0.4)	(0.7)	0.3	(0.3)	(0.5)	0.2

Net gain on the deconsolidation of Market Square CLO	—	—	—	29.6	—	29.6

Net other income and gain (loss)	$2.6	$(31.4)	$34.0	$72.0	$(472.7)	$544.7

Total realized gain (loss)	$2.8	$(1.3)	$3.2	$15.2	$(459.7)	$474.0
Total unrealized (loss) gain	$(0.2)	$(30.1)	$29.9	$56.8	$(13.0)	$69.8

Net other income and gain (loss) improved by $34.0 million and $544.7 million for the three and nine months ended September 30, 2009, respectively, compared to the same periods for 2008. The improvement during the three months ended September 30, 2009, as compared to the same period in 2008, was primarily attributable to improvements on investments at fair value and loans of $15.7 million and $14.9 million, respectively.  The improvement during the nine months ended September 30, 2009, as compared to the same period in 2008, was primarily attributable to improvements in derivatives, investments at fair value and loans of $221.9 million, $221.7 million and $66.6 million, respectively, and a net gain on the deconsolidation of Market Square CLO of $29.6 million.

During the three and nine months ended September 30, 2009, the net gains on investments at fair value were $2.5 million and $9.0 million, respectively, primarily driven by $2.1 million of unrealized gains on other investments at fair value during the three and nine months ended September 30, 2009 and net gains on the RMBS portfolio of $5.9 million during the nine months ended September 30 2009. The decrease in net losses on investments at fair value and derivatives was primarily the result of the significant sales of our RMBS portfolio and associated reductions in our outstanding interest rate swaps during the first quarter of 2008.  During the first quarter of 2008, our RMBS portfolio experienced a significant decrease in value fueled by the emergent credit crisis. This reduced our ability to successfully finance and hedge our RMBS portfolio. We sold a substantial portion of our non-Agency RMBS and Agency RMBS to improve liquidity, which resulted in realized trading losses of $212.7 million for the nine months ended September 30, 2008.  In conjunction with the sale of a substantial portion of our RMBS portfolio during the nine months ended September 30, 2008, we terminated 202 interest rate swaps with a notional amount of $5.3 billion, which resulted in net losses on interest rate swaps during the nine months ended September 30, 2008 of $216.1 million.

Prior to these sales, as of January 1, 2008, in conjunction with the adoption of ASC Topic 825, we de-designated $3.8 billion (notional) of interest rate swaps previously designated as a hedge with a net negative fair value of $85.9 million at de-designation, including accrued interest.  As of the adoption date, the other comprehensive loss related to the de-designation of interest rate hedges was $69.9 million. To the extent that the forecasted rolls on repurchase agreement transactions continued as anticipated, we would have amortized this loss and the $27.3 million in other comprehensive loss related to previously de-designated swaps from other comprehensive loss into interest expense over the remaining original hedge period, and all future changes in fair value of the interest rate swaps would be reflected in the condensed consolidated statements of operations. However, due to the significant RMBS sales activity and corresponding repurchase agreement repayment during the three months ended March 31, 2008, forecasted rolls on the repaid repurchase agreements did not continue as anticipated. As a result, a loss of $91.7 million (including $69.6 million of accelerated amortization on interest rate swaps) was recognized during the three months ended March 31, 2008 in the condensed consolidated statements of operations in net loss on derivatives, and a corresponding cumulative net loss relating to newly and previously de-designated and terminated interest rate swaps in other comprehensive loss was removed.

The improvement in net gain (loss) on loans during the nine months ended September 30, 2009 was primarily the result of stronger market performance, which in turn increased the valuation of our held for sale portfolio within Market Square CLO by $45.2 million.  Unrealized gains on loans held for sale include recoveries up to original cost or value on the date the loan was transferred from loans held for investment to loans held for sale.  The increase in valuation on our Market Square CLO loan portfolio was partially offset by decreased performance on loans held for sale in our structured and syndicated loan portfolio which drove down valuations on these loans. In addition, we realized net loss on sales of loans of $6.4 million during the nine months ended September 30, 2009 primarily as a result of the sale of loans held within the Wachovia Facility with a par value of $31.5 million for $10.8 million, net of interest of $0.2 million, during the three months ended March 31, 2009.

Although substantially all of the $31.2 million of net gain on loans for the nine months ended September 30, 2009 was related to loans held in Market Square CLO, our future results will not reflect changes to the values of loans held in Market Square CLO as a result of its deconsolidation.

Income Tax Expense

For the three and nine months ended September 30, 2009, the Principal Investing segment recorded income tax expense of $75,000 and $225,000, respectively, as a result of differences in the calculation of alternative minimum taxable income versus regular taxable income.

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

As of September 30, 2009, we did not maintain any other relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose or VIEs, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of September 30, 2009, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide additional funding to any such entities, except for the Trusts.

Liquidity and Capital Resources

We held cash and cash equivalents of $47.5 million as of September 30, 2009.

Our operating activities used cash of $96.5 million for the nine months ended September 30, 2009, primarily through the following:

Net inflows and non-cash adjustments of $91.1 million, consisting of the following:

•                              Net income attributable to DFR — $66.2 million

•                              Provision for loan losses — $15.5 million

•                              Depreciation and amortization — $4.9 million

•                              Net change in operating assets and liabilities — $3.2 million

•                              Unrealized loss from other investments — $0.6 million

•                              Share-based compensation — $0.3 million

•                              Impairment of intangible assets — $0.1 million

•                              Non-cash rental expense — $0.1 million

•                              Amortization of net loss on previously designated derivatives — $0.1 million

•                              Deferred tax expense — $0.1 million

Net outflows and non-cash adjustments totaled $187.6 million, consisting of the following:

•                              Net purchases of investments at fair value — $99.6 million

•                              Net gain on loans — $31.2 million

•                              Net gain on the deconsolidation of Market Square CLO — $29.6 million

•                              Net changes in undesignated derivatives — $12.9 million

•                              Net gain on investments at fair value — $9.3 million

•                              Net loss attributable to noncontrolling interest — $2.9 million

•                              Net premium and discount amortization on investments, loans and debt issuance — $1.2 million

•                              Net purchases of loans held for sale — $0.9 million

Our investing activities provided cash of $135.8 million for the nine months ended September 30, 2009, primarily from principal payments and proceeds from the sale of investments at fair value previously classified as available-for-sale of $120.8 million, the change in restricted cash and cash equivalents of $49.4 million, principal payments and proceeds from the sale of loans held for investment of $35.3 million and proceeds from the sale of loans previously classified as held for investment of $12.0 million, partially offset by the origination and purchase of loans held for investment of $81.7 million.

Our financing activities used cash of $24.5 million for the nine months ended September 30, 2009, primarily for payments on repurchase agreements of $19.5 million, payments on the Wachovia Facility of $13.9 million, payments on other long term debt of $11.1 million and debt issuance costs of $0.1 million, partially offset by contributions of noncontrolling interests of $20.1 million.

Leverage

The sale of a substantial portion of our RMBS portfolio has decreased our reliance on short term debt, in the form of repurchase agreements, used to finance that portfolio. Our RMBS holdings were $316.9 million, and our repurchase agreement liabilities were $306.3 million, as of September 30, 2009. As discussed in more detail in the following section, “Liquidity and Sources of Funds,” our remaining long term debt of $417.9 million consists of $222.0 million of non-recourse debt, $72.2 million of Series A and Series B Notes, due in 2012, and $123.7 million of trust preferred securities with $51.6 million and $72.1 million due in 2035 and 2036, respectively.

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

Liquidity and Sources of Funds

We believe that our current cash and cash equivalents, unencumbered liquid assets and net equity in our financed RMBS portfolio, along with cash flows from operations, among other things, are adequate to meet anticipated long term (greater than one year) liquidity requirements.  Unencumbered RMBS and unrestricted cash and cash equivalents aggregated $50.6 million at September 30, 2009. In addition, net equity in our financed RMBS portfolio (including associated interest rate swaps), excluding the unencumbered RMBS included above, totaled $10.8 million at quarter end. In total, we had unrestricted cash and cash equivalents, unencumbered RMBS and net equity in the financed RMBS portfolio of $61.4 million as of September 30, 2009. As of September 30, 2009, the fair value of our Agency RMBS and non-Agency RMBS portfolios were $314.0 million and $2.9 million, respectively. Our largest repurchase agreement counterparty has required that we maintain a minimum of $20.0 million of cash and certain eligible securities in their custody in order to maintain our current repurchase agreement margin percentages on our Agency RMBS. If we fail to satisfy this requirement, the counterparty will have the right to immediately increase the margin percentages under our repurchase agreements and may exercise other remedies.

On July 31, 2009, we entered into three supplemental indentures with the holders of the trust preferred securities issued by each of Deerfield Capital Trust I, Deerfield Capital Trust II and Deerfield Capital Trust III.  See “Recourse Debt” below for additional disclosure regarding the supplemental indentures.

We attempt to maintain our leverage at a level that we believe ensures that our cash and cash equivalents will be sufficient to satisfy our liquidity requirements. However, if we are not successful, we may be required to sell additional RMBS or Corporate Loans and may be unable to do so on favorable terms or at all. Sales of additional RMBS or Corporate Loans at prices lower than their carrying value would result in further realized losses and reduced income. For further discussions concerning the availability of repurchase agreement financing, which we use to finance our RMBS portfolio, see “Trends — Liquidity” above. We may increase our capital resources by consummating offerings of securities or issuing new debt, possibly including preferred stock, common stock, commercial paper, medium-term notes, CDOs, collateralized mortgage obligations and other borrowings. The ability to execute these strategies will depend on, among other things, market conditions for capital raises and for the investment of any proceeds.

The lease on our corporate headquarters requires us to maintain a letter of credit, which was renewed in May 2008 and requires us to maintain $2.3 million of cash on deposit, with annual reductions of $0.3 million, with the letter of credit provider in a restricted account.

As we focus on growing our Investment Management segment, we expect to utilize our cash and liquidity to invest in new investment products.  We also may use our cash in connection with the acquisition of CDO management contracts or other Investment Management opportunities. We expect substantially all of our CLO subordinated investment advisory fees to continue to be deferred in the near term.  However, over time and with improved market conditions and effective portfolio management, we expect the CLOs to regain compliance with their overcollateralization tests, and, subject to the satisfaction of certain other conditions, we would expect to recoup at least a portion and potentially substantially all of the deferred subordinated management fees and to receive future subordinated management fees on a current basis.

The economic impact of our investment in DFR MM CLO is determined by the cash flows distributed to us by DFR MM CLO on our investment in $50.0 million of preferred shares and our investment in $19.0 million of debt of DFR MM CLO, subject to diversion of cash flows away from us as provided in accordance with the indenture for DFR MM CLO.  For the three and nine months ended September 30, 2009, the net income of $1.4 million and $2.2 million, respectively, recorded under GAAP for DFR MM CLO were not indicative of the economic impact to us of cash flow distributions from DFR MM CLO of $0.2 million and $5.2 million, respectively.  Cash flows from our investment in the preferred shares of DFR MM CLO began to be diverted during the second quarter of 2009 in accordance with the DFR MM CLO indenture; however, cash flows are still being received on our investment in DFR MM CLO debt.

Investment Management Segment

The following is a summary of our recourse Investment Management segment borrowings as of September 30, 2009:

	Series A and
	Series B Notes
Outstanding balance (in thousands)	$72,178	(1)
Weighted average borrowing rate	5.60%
Weighted-average remaining maturity (in years)	3.25

(1)  Principal outstanding of $73.9 million is presented net of a $1.7 million discount.

Principal Investing Segment

The following is a summary of our Principal Investing segment borrowings as of September 30, 2009:

	Recourse			Non-Recourse
		Trust
	Repurchase	Preferred
	Agreements	Securities		DFR MM CLO		Total
Outstanding balance (in thousands)	$306,304	$123,717		$222,026	(2)	$652,047
Weighted average borrowing rate	0.68%	3.26%		1.22	%(3)	1.35%
Weighted-average remaining maturity (in years)	0.02	26.68	(1)	9.81		8.41

(1)           $51.6 million of the Trust Preferred Securities are callable by us after October 30, 2010, and $72.1 million are callable by us after October 30, 2011.

(2)           The term financing is callable on July 20, 2010 and quarterly thereafter.

(3)           Excludes $19.0 million of DFR MM CLO debt that is owned by us and eliminated upon consolidation. Had this debt been included, the weighted-average borrowing rate would be 1.48%.

Recourse Debt

Recourse debt refers to debt that is a general obligation of ours. Our Trust Preferred Securities (as defined below) are not subject to potential margin calls for additional pledges of our cash or assets.

Repurchase Agreements. As of September 30, 2009, proceeds from repurchase agreements totaling $306.3 million, with a weighted-average current borrowing rate of 0.68%, were used to finance the acquisition of RMBS. We expect to continue borrowing funds in the form of repurchase agreements. As of September 30, 2009, we had outstanding repurchase agreement balances with two financial institutions. Our repurchase agreement liabilities are significantly concentrated with one counterparty that provides financing for 85.1% of our $306.3 million of repurchase agreement liabilities as of September 30, 2009. Increases in interest rates could reduce the value of our RMBS, which could limit our borrowing ability or cause our lenders to initiate additional margin calls. An increase in the percentage deduction of fair value of RMBS collateral that we receive in cash at the inception of the repurchase agreement, which we sometimes refer to as a haircut, imposed by our counterparties would limit our borrowing capacity. Amounts due upon maturity of our repurchase agreements will be funded primarily through the rollover or re-issuance of repurchase agreements and monthly principal and interest payments received on our RMBS.

The following table presents certain information regarding the amount at risk related to our repurchase agreements:

		Weighted-Average
		Maturity of Repurchase
	Amount at Risk (1)	Agreements
	(In thousands)	(In days)
Repurchase Agreement Counterparties:
Deutsche Bank Securities Inc.	$4,223	6
Fortis Securities LLC	4,714	7
Total	$8,937	7

(1)  Equal to the fair value of securities pledged minus repurchase agreement liabilities and related accrued interest payable.

Trust Preferred Securities. On July 31, 2009, we entered into the three supplemental indentures, or the Supplemental Indentures, with the holders of our trust preferred securities issued by each of Deerfield Capital Trust I, Deerfield Capital Trust II and Deerfield Capital Trust III, or collectively the Trust Preferred Securities.  The Supplemental Indentures amend the consolidated net worth covenants, or the Net Worth Covenants, contained in the indentures governing the Trust Preferred Securities to (i) permanently decrease the net worth required by the Net Worth Covenants from $175 million to $50 million and (ii) provide that the initial measurement date for compliance with the Net Worth Covenants will be September 30, 2012.  In addition, the Supplemental Indentures contain provisions prohibiting us from (i) incurring additional indebtedness for the life of the Trust Preferred Securities, except for indebtedness permitted to be incurred in accordance with provisions that are substantially similar to the provisions of the agreements governing the Series A and Series B Notes, and (ii) declaring additional dividends or distributions on our capital stock for the life of the Trust Preferred Securities, except as permitted in accordance with provisions that are substantially similar to the provisions of the agreements governing the Series A and Series B Notes.  The Supplemental Indentures also provide the representative of the holders of the Trust Preferred Securities with certain inspection rights.  The Supplemental Indentures supersede the temporary waiver of the Net Worth Covenants obtained from the holders of the Trust Preferred Securities in November 2008.  We paid the holders of the Trust Preferred Securities a fee of $250,000 on July 31, 2009 and committed to pay such holders an additional fee of $250,000 on or before July 31, 2010 in connection with the Supplemental Indentures.

Non-Recourse Debt

Non-recourse debt refers to debt with recourse only to specific assets pledged as collateral to the lenders, such as warehouse facilities and the debt issued by CDOs that are consolidated by us as VIEs. The creditors of the non-recourse debt have no recourse to our other assets. None of the our non-recourse debt is subject to potential margin calls for additional pledges of our cash or assets.

DFR MM CLO.  During the three months ended September 30, 2009, DFR MM CLO paid down $9.0 million of its outstanding debt as a result of certain structural provisions contained in its indenture. The carrying value of the collateral held in DFR MM CLO, which are the only assets to which the DFR MM CLO debt holders have recourse for repayment, was $280.1 million as of September 30, 2009.

Wachovia Facility.  The Wachovia Facility was fully repaid during the three months ended September 30, 2009, and all of our obligations thereunder were satisfied.

Distribution Policy

We are no longer subject to the distribution requirements applicable to REITs. The covenants contained in our indebtedness currently prohibit us from declaring dividends or distributions on our common stock, and therefore, we do not expect to make dividend distributions in the foreseeable future.

Inflation

Virtually all of our assets and liabilities are interest rate sensitive. As a result, interest rates and other factors influence our performance more than inflation. Our financial statements are prepared in accordance with GAAP, and therefore, our activities and balance sheet are measured with reference to historical cost or fair value without considering inflation.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2009, the primary component of our market risk was interest rate and spread risk, as described below. While we do not seek to avoid risk completely, we manage interest rate risk and regularly assess whether earnings in the portfolio include appropriate compensation for the inherent market risks to which it is exposed. In light of these risks, we regularly consider our capital levels and currently are focused on redeploying capital from Principal Investing activities to growing our Investment Management segment.

Interest Rate Risk

We are subject to interest rate risk primarily in connection with our investments in hybrid adjustable-rate and fixed-rate RMBS and our debt obligations related to those investments, which are generally repurchase agreements of short duration that periodically reset at current market rates. We seek to manage this risk through utilization of derivative contracts, primarily interest rate swap agreements and futures contracts on U.S. Treasury securities.

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

In order to mitigate our interest rate exposure, we have two interest rate swap transactions outstanding as of September 30, 2009. The following table summarizes the expiration dates of these contracts and their notional amounts:

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

Extension Risk

The majority of our RMBS portfolio consists of hybrid adjustable-rate RMBS, which have interest rates that are fixed for the first several years of the loan (typically three, five, seven or 10 years) and, thereafter, reset periodically on the same basis as adjustable-rate RMBS. We compute the projected weighted-average life of our RMBS based on assumptions regarding the rate at which the borrowers will prepay the underlying mortgages. In general, when a fixed-rate or hybrid adjustable-rate RMBS is funded by a short term borrowing, we may, but are not required to, enter into an interest rate swap agreement or other hedging instrument that effectively fixes a portion of our borrowing costs for a period close to the anticipated weighted-average life of the fixed-rate portion of the related RMBS. This strategy is designed to protect a portion of our portfolio from increased funding costs due to rising interest rates because the borrowing costs are not fixed for the duration of the fixed-rate period of the related RMBS.

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

Interest Rate Mismatch Risk

We intend to fund a substantial portion of our purchases of RMBS with borrowings that, after the effect of hedging, have interest rates based on indices and repricing terms similar to, but of somewhat shorter maturities than, the interest rate indices and repricing terms of the RMBS. Thus, we anticipate that in most cases the interest rate indices and repricing terms of our RMBS and our funding sources will not be identical, thereby creating an interest rate mismatch between assets and liabilities. Therefore, our cost of funds would likely rise or fall more quickly than would our earnings rate on assets. During periods of changing interest rates, such interest rate mismatches could negatively impact our financial condition, cash flows and results of operations. To mitigate interest rate mismatches, we may utilize hedging strategies discussed above.

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

Prepayment Risk

Prepayments are the full or partial repayment of principal prior to contractual due dates of a mortgage loan and often occur due to refinancing activity. Prepayment rates for existing RMBS generally increase when prevailing interest rates fall below the market rate existing when the underlying mortgages were originated. In addition, prepayment rates on adjustable-rate and hybrid adjustable-rate RMBS generally increase when the spread between long-term and short-term interest rates declines or becomes negative. Prepayments of RMBS could impact our results of operations in several ways. Some adjustable-rate mortgages underlying our adjustable-rate RMBS may bear initial teaser interest rates that are lower than their fully-indexed rates, which refers to the applicable index rates plus a spread. In the event that such an adjustable-rate mortgage is prepaid prior to or soon after the time of adjustment to a fully-indexed rate, the holder of the related RMBS would have held such security while it was less profitable and lost the opportunity to receive interest at the fully-indexed rate over the expected life of the adjustable-rate RMBS. Additionally, we currently own RMBS that were purchased at a premium. The prepayment of such RMBS at a rate faster than anticipated would result in a write-off of any remaining unamortized premium and a corresponding reduction of our net interest income by such amount.

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

The following sensitivity analysis table shows the impact on the estimated fair value of our RMBS interest rate-sensitive investments and interest rate swaps as of September 30, 2009, assuming rates instantaneously fall 100 basis points and rise 100 basis points. The below table excludes the securities held in DFR MM CLO because these investments are impacted by cash flows and the terms of their respective indentures, rather than fair values.

	Interest Rates		Interest Rates
	Fall 100		Rise 100
	Basis Points	Unchanged	Basis Points
	(Dollars in thousands)
RMBS
Fair value	$321,377	$316,920	$310,419
Change in fair value	$4,457		$(6,501)
Change as a percent of fair value	1.41%		-2.05%
Interest Rate Swaps
Fair value	$(778)	$(761)	$(682)
Change in fair value	$(17)		$79
Change as a percent of fair value	-2.22%		10.36%
Net Portfolio Impact	$4,440		$(6,422)

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

As of September 30, 2009, substantially all investments in our alternative investments portfolio (non-RMBS) are instruments with variable interest rates that are indexed to LIBOR. Because the variable rates on these instruments are short term in nature, we are not exposed to material changes in fair value as a result of changes in interest rates.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Pegasus is currently committed to invest $74.0 million in DPLC.  However, that capital commitment is subject to numerous conditions, any or all of which may be outside of our control and may not be satisfied.  In the event that Pegasus does not invest the full amount of its $74.0 million capital commitment, our revenues from DPLC, both in the form of management fees and incentive allocations and in the form of return on our investment in DPLC, are likely to be significantly lower than expected, which may adversely affect our financial condition and results of operations.  Furthermore, we are currently committed $15.0 million in DPLC, and we may not invest all of such amount if Pegasus does not invest the full amount of its capital commitment.

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

We may lose some or all of our investment in DPLC as a result of certain subordination provisions contained in the documents governing DPLC.

Our investment in DPLC is subordinated to Pegasus’ investment in DPLC in that Pegasus has a liquidation preference with respect to its investment.  The documents governing DPLC prevent us from receiving certain distributions from DPLC unless and until Pegasus has received distributions equal to its initial capital contributions to DPLC.  DPLC incurred substantial expenses in connection with its organization and launch, and, unless revenues from DPLC exceed those organizational expenses and any additional expenses incurred over time, those expenses will have the effect of decreasing the ultimate return on our investment, which would have an adverse effect on our results of operations.

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

3.1

Articles of Amendment and Restatement of Deerfield Capital Corp., as amended and supplemented (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009, filed with the SEC on August 10, 2009).

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

4.3

Amendment No. 1, dated September 23, 2009, to the Warrant, dated April 9, 2009, issued by Deerfield Capital Corp. to Pegasus Deerfield (AIV), LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 24, 2009).

4.4

Amendment No. 1, dated September 23, 2009, to the Warrant, dated April 9, 2009, issued by Deerfield Capital Corp. to Pegasus Deerfield (AIV), LLC (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 24, 2009).

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

DEERFIELD CAPITAL CORP.
(Registrant)

Date: November 9, 2009	By: /s/ JONATHAN W. TRUTTER
Jonathan W. Trutter, Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 9, 2009	By: /s/ FRANCIS P. STRAUB III
Francis P. Straub III, Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)