Form 10-K
period 2009-12-31
Deerfield Capital Corp.
filed 2010-03-23
CIK 1313918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 1-32551

DEERFIELD CAPITAL CORP.
(Exact name of registrant as specified in its charter)

Maryland (State of incorporation)	20-2008622 (I.R.S. Employer Identification No.)

6250 North River Road, 9th Floor, Rosemont, Illinois 60018
(773) 380-1600
(Address, including zip code, and telephone number,
including area code, of registrant's principal executive offices)

         Securities registered pursuant to Section 12(b) of the Act:

Title of Each class:	Name of Exchange on Which Registered:
Common Stock, par value $0.001 per share	NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the outstanding common equity held by non-affiliates of the registrant was $28,255,178 based on the number of shares held by non-affiliates of the registrant as of June 30, 2009, and based on the reported last sale price of the common stock on June 30, 2009, which is the last business day of the registrant's most recently completed second fiscal quarter.

         There were 6,454,924 shares of the registrant's Common Stock outstanding as of March 19, 2010.

DOCUMENTS INCORPORATED BY REFERENCE:

         Select materials from the Proxy Statement for the next Annual Meeting of Stockholders of Deerfield Capital Corp. have been incorporated by reference into Part III of this Form 10-K.

DEERFIELD CAPITAL CORP.

2009 ANNUAL REPORT ON FORM 10-K

CERTAIN DEFINITIONS

        Unless otherwise noted or the context otherwise requires, we refer to Deerfield Capital Corp. as "DFR," to DFR and its subsidiaries as "we," "us," "our" or "our company," to Deerfield & Company LLC, one of our indirect wholly-owned subsidiaries, as "Deerfield" and to Deerfield Capital Management LLC, our former external manager and another of our indirect wholly-owned subsidiaries, as "DCM." We refer to our acquisition of Deerfield pursuant to a merger agreement, dated as of December 17, 2007, among us, DFR Merger Company, LLC (our wholly-owned subsidiary that was merged into Deerfield), Deerfield and Triarc Companies, Inc., or Triarc (as sellers' representative), by which DFR Merger Company, LLC was merged with and into Deerfield on December 21, 2007, as the "Merger."

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        Certain statements in this annual report on Form 10-K, or Annual Report, and the information incorporated by reference into this Annual Report are forward-looking as permitted by the Private Securities Litigation Reform Act of 1995. These include statements regarding future results or expectations. Forward-looking statements can be identified by forward-looking language, including words such as "believes," "anticipates," "expects," "estimates," "intends," "may," "plans," "projects," "will" and similar expressions, or the negative of these words. Such forward-looking statements are based on facts and conditions as they exist at the time such statements are made. Forward-looking statements are also based on predictions as to future facts and conditions, the accurate prediction of which may be difficult and involve the assessment of events beyond our control. Forward-looking statements are further based on various operating assumptions. Caution must be exercised in relying on forward-looking statements. Due to known and unknown risks, actual results may differ materially from expectations or projections. We do not undertake any obligation to update any forward-looking statement, whether written or oral, relating to matters discussed in this Annual Report, except as may be required by applicable securities laws. All future written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referenced above. In addition, it is our policy generally not to make any specific projections as to future earnings, and we do not endorse any projections regarding future performance that may be made by third parties.

        The following factors, among others, could cause actual results to differ materially from those described in the forward-looking statements:

Relating to our business generally:

  •
  effects of the recent dislocation and weakness in the mortgage market and credit markets generally;

  •
  effects of the recent global economic crisis and recession;

  •
  effects of leverage and indebtedness on our assets and performance;

  •
  failure to comply with covenants contained in the agreements governing our indebtedness and failure to obtain waivers for future non-compliance;

  •
  limitations and restrictions contained in instruments and agreements governing our indebtedness;

  •
  our ability to maintain adequate liquidity, including our ability to raise additional capital and secure additional financing;

  •
  our ability to maintain compliance with the continued listing standards of the NASDAQ Stock Market LLC, or the NASDAQ and to maintain the listing of our securities on a national securities exchange;

  •
  our ability to generate earnings or raise capital to maintain positive stockholders' equity;

  •
  our ability to satisfy the conditions to the capital commitments in our investment venture with Pegasus Capital Advisors L.P., or Pegasus, whether Pegasus ultimately invests all or a portion of its $74.0 million capital commitment and whether such investment venture is successful;

  •
  rapid changes in the fair values of our assets, making it difficult for us to comply with our exemption from registration under the Investment Company Act of 1940, as amended, or the 1940 Act;

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

  •
  effect of the current market conditions on management fees and equity cash flows from collateralized debt obligations, or CDOs;

  •
  loss of key personnel, most of whom are not bound by employment agreements;

  •
  our ability to enter into, and the effects of, any potential strategic transaction;

  •
  adverse changes in accounting principles, tax laws or legal or regulatory requirements;

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

Relating to our investment management segment:

  •
  continued reductions in assets under management ("AUM") and related reductions in our investment advisory fee revenue, due to such factors as weak investment performance, substantial illiquidity or price volatility in the fixed income instruments in which we invest, loss of key portfolio management or other personnel (or lack of availability of additional key personnel if needed for expansion), reduced investor demand for the types of investment products that we offer or loss of investor confidence due to weak investment performance, volatility of returns, general declines in economic conditions and adverse publicity;

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

  •
  the impact on our investments and business strategy resulting from conservatorship of the Federal National Mortgage Association, or Fannie Mae, and the Federal Home Loan Mortgage Corporation, or Freddie Mac, and related efforts, along with any changes in laws and regulations affecting the relationship between Fannie Mae and Freddie Mac and the U.S. government;

  •
  effects of having all of our repurchase transactions concentrated with two counterparties;

  •
  higher or lower than expected prepayment rates on the mortgages underlying our residential mortgage backed securities, or RMBS, portfolio;

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

        These and other factors could cause our actual results to differ materially from those described in the forward looking statements set forth in our Annual Report. You should carefully consider the factors referenced in this Annual Report, including those set forth under the sections captioned "Part I—Item 1A. Risk Factors" and "Part II—Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" as such factors that, among others, could cause actual results to vary significantly from our forward-looking statements. Readers of this Annual Report are cautioned to consider these risks and uncertainties and not to place undue reliance on any forward-looking statements.

PART I.

ITEM 1.    BUSINESS

Overview

        We are a Maryland corporation that commenced operations in December 2004 and completed our initial public offering in July 2005. We have an investment management segment that manages approximately $9.2 billion of client assets as of January 1, 2010, including bank loans and other corporate debt, residential mortgage-backed securities, or RMBS, government securities and asset-backed securities, or ABS. In addition, our principal investing segment has an investment portfolio of approximately $593.6 million as of December 31, 2009, comprised of fixed income investments, including bank loans and other corporate debt and RMBS. Historically, we had elected to be taxed as a real estate investment trust, or REIT. However, our status as a REIT terminated in 2008 when we converted to a C corporation to maximize the use of potential significant tax benefits and provide more flexibility with respect to future capital investment.

        From our inception through December 21, 2007, we were externally managed by our indirect, wholly-owned subsidiary, Deerfield Capital Management LLC, or DCM. As an externally-managed company, we had no employees of our own and relied on DCM to conduct our business and operations. All of our investment management services were provided by DCM under the supervision of our board of directors, or our Board.

        On December 21, 2007, we completed our acquisition of Deerfield & Company LLC, or Deerfield, pursuant to a merger agreement, dated as of December 17, 2007, among us, DFR Merger Company, LLC (our wholly-owned subsidiary that was merged into Deerfield), Deerfield and Triarc Companies, Inc., or Triarc (as sellers' representative), by which DFR Merger Company, LLC was merged with and into Deerfield, or the Merger. As a result of the Merger, each of Deerfield and DCM, became our indirect, wholly-owned subsidiaries, and we became internally managed. DCM is a Chicago-based, SEC-registered investment adviser dedicated to serving the needs of investors by providing a variety of investment opportunities including structured vehicles, separately managed accounts and investment funds. The Deerfield organization commenced investment management operations in 1993.

        On March 22, 2010, we entered into an Acquisition and Investment Agreement, or Acquisition Agreement, with Bounty Investments, LLC, or Bounty, an investment vehicle managed by Renova U.S. Management LLC, or Columbus Nova, and Columbus Nova Credit Investments Management, LLC, or CNCIM, pursuant to which we agreed to acquire CNCIM for a total purchase price of $32.5 million consisting of the issuance of 4,545,455 shares of our common stock (at an implied price of $5.50 per share), or the Stock Consideration and deferred payments totaling $7.5 million. Additionally, Bounty has agreed to purchase $25.0 million in principal amount of senior subordinated convertible notes, or Convertible Notes, issued by us. The proceeds from the Convertible Notes, along with our cash, will be used to repurchase and retire all of the $73.9 million in principal amount of the outstanding Series A and Series B Senior Secured Notes for a total purchase price of $55.0 million plus accrued interest. In connection with the Acquisition Agreement, we entered into a Transition Services Agreement with Bounty and CNCIM, pursuant to which we will provide services to CNCIM in connection with CNCIM's management of its CLOs. We also agreed to enter into a Stockholders Agreement upon the consummation of the transactions contemplated by the Acquisition Agreement providing for, among other things, the right of Bounty to nominate up to three directors to the Board based upon specified percentages of ownership of our outstanding common stock. We refer to the acquisition of CNCIM and our issuance of the Convertible Notes and related agreements as the Transactions.

        Please see "Part II—Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments" for a discussion of the proposed strategic transactions.

Our Business

        Our business is managed in two operating segments: Investment Management and Principal Investing. Our Investment Management segment involves earning investment advisory fees for managing a variety of investment products including collateralized debt obligations, or CDOs, separately managed accounts and other investment vehicles. Our Principal Investing segment involves maintaining an investment portfolio comprised primarily of bank loans and other corporate debt and Agency RMBS (as defined below). Agency RMBS are backed by mortgage loans and are guaranteed as to principal and interest by federally chartered entities such as the Federal National Mortgage Association, or Fannie Mae, or the Federal Home Loan Mortgage Corporation, or Freddie Mac, and, in the case of the Government National Mortgage Association, or Ginnie Mae, the U.S. government. We refer to these entities as "Agencies" and to RMBS guaranteed or issued by the Agencies as "Agency RMBS." Our Agency RMBS portfolio consists of Fannie Mae and Freddie Mac securities. We refer to our investments in senior secured loans (first lien and second lien term loans), senior subordinated debt facilities and other junior securities, typically in middle market companies across a range of industries, as "Corporate Loans."

        For disclosure of operating results and total assets by segment see "Part II—Item 8. Financial Statements and Supplementary Data—Note 27."

Investment Management Segment

        Our Investment Management segment is operated through DCM. DCM manages investment accounts for various types of clients, including CDOs, separately managed accounts (separate, non-pooled accounts established by clients) and other investment vehicles. Except for the separately managed accounts, these clients are collective investment vehicles that pool the capital contributions of multiple investors, which are typically financial institutions, such as insurance companies and banks, employee benefits plans and "funds of funds" (investment funds that in turn allocate their assets to a variety of other investment funds). Our teams that manage these accounts are supported by various other groups within DCM, such as risk management, systems, accounting, operations and legal. DCM enters into an investment management agreement with each client, pursuant to which the client grants DCM certain discretion to purchase and sell securities and other financial instruments.

        Our primary source of revenue from our Investment Management segment is the investment advisory fees paid by the accounts we manage. These fees typically consist of management fees based on the account's assets and, in some cases, performance fees based on the profits we generate for the account.

  Assets Under Management

        As of January 1, 2010, DCM's total assets under management, or AUM, was approximately $9.2 billion, held in 28 CDOs, six separately managed accounts and one other investment vehicle.

        The following table summarizes the AUM for each of our product categories:

	As of January 1,
	2010		2009
	Number of Accounts	AUM	Number of Accounts	AUM
		(In thousands)		(In thousands)
CDOs(1):
CLOs	12	$4,041,540	12	$4,286,407
Asset-backed securities	12	4,054,722	12	5,229,331
Corporate bonds	4	754,815	3	775,153

Total CDOs	28	8,851,077	27	10,290,891
Separately managed accounts(2)	6	320,464	5	205,201
Other investment vehicle(3)	1	22,367	—	—

Total AUM(4)		$9,193,908		$10,496,092

(1)
CDO AUM numbers generally reflect the aggregate principal or notional balance of the collateral and, in some cases, the cash balance held by the CDOs and are as of the date of the last trustee report received for each CDO prior to January 1, 2010 and 2009, respectively. The AUM for our Euro-denominated CDOs has been converted into U.S. dollars using the spot rate of exchange as of the respective AUM date.

(2)
AUM for certain of the separately managed accounts is a multiple of the capital actually invested in such account. Management fees for these accounts are paid on this higher AUM amount.

(3)
Other investment vehicle AUM represents the AUM of Deerfield Pegasus Loan Capital LP, or DPLC.

(4)
Included in Total AUM for January 1, 2010 is $288.5 million related to DFR Middle Market CLO Ltd., or DFR MM CLO. Included in Total AUM for January 1, 2009 is $303.1 million related to DFR MM CLO and $295.1 million related to Market Square CLO Ltd., or Market Square CLO. DCM manages DFR MM CLO and Market Square CLO but is not contractually entitled to receive any management fees so long as 100% of the equity is held by Deerfield Capital LLC, or DC LLC, or an affiliate thereof. As a result of the sale of our preference shares, as of July 1, 2009 we began to receive management fees from Market Square CLO.

  Collateralized Debt Obligations

        The term CDO generally refers to a special purpose vehicle that owns a portfolio of investments and issues various tranches of debt and equity securities to fund the purchase of those investments. The debt tranches issued by the CDO are typically rated by one or more of the principal rating agencies based on portfolio quality, diversification and structural subordination. The equity securities issued by the CDO vehicle represent the first loss piece of the capital structure and are generally entitled to all residual amounts available for distribution after the CDO's obligations to the debt holders and certain other parties have been satisfied. As of January 1, 2010, we managed 28 CDOs. Twelve of the CDOs, commonly referred to as collateralized loan obligations, or CLOs, invest mainly in bank loans, twelve mainly in ABS and four mainly in corporate bonds.

  Other Investment Vehicle

        Our other investment vehicle represents Deerfield Pegasus Loan Capital LP, or DPLC, our investment venture with Pegasus Capital Advisors L.P., or Pegasus. Pegasus and DFR committed to invest $74.0 million and $15.0 million, respectively, in DPLC. We initially expected such amounts to be invested primarily in corporate bank loans and other senior secured corporate loans. However, as a result of the rapid recovery of corporate loan prices, the return thresholds we initially expected for DPLC are no longer attainable, and we are currently evaluating other investment strategies. The commitments of each of Pegasus and DFR are subject to numerous conditions, any or all of which may not be satisfied. As of December 31, 2009, Pegasus and DFR had funded $20.0 million and $4.0 million, respectively, of such commitments. DPLC is managed by DCM. For further disclosure concerning Pegasus see "Part II—Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments."

  Separately Managed Accounts

        Our six separately managed accounts are managed pursuant to our proprietary Return Profile Management program, or RPM. RPM is a quantitative strategy for managing the duration profile of bond portfolios designed to add value in relation to a chosen benchmark by dynamically varying the portfolio's mix of cash (a low duration asset) and U.S. Treasury securities or Agency RMBS (an asset with duration risk). Duration essentially measures the market price volatility of financial instruments as a function of interest rate changes. The portfolio begins with a mix of cash and bonds, resulting in a duration equal to the starting target designated for each account. The RPM model is designed to then either lengthen (as rates move up) or shorten (as rates move down) the portfolio's duration in response to changes in interest rates. RPM does not involve forecasting of interest rates. Instead, decision-making is based on rate volatility and trends. RPM generally is implemented with U.S. Treasury securities or Agency RMBS to maximize liquidity and reduce transaction costs.

  Investment Advisory Fees

        Our primary source of revenue from our Investment Management segment is the investment advisory fees paid by the accounts we manage. These fees typically consist of management fees based on the account's assets and performance fees based on the profits we generate for the account. Almost all of our investing for these accounts is in fixed income securities and related financial instruments. We have certain discretionary trading authority over all of the accounts we manage. Our fees differ from account to account, but in general, our fees from CDOs consist of a senior management fee (payable before the interest payable on the debt securities issued by the CDO) that ranges from 5 basis points to 20 basis points annually of the principal balance of the underlying collateral of the CDO, a subordinate management fee (payable after the interest payable on the debt securities issued by the CDO and certain other expenses) that ranges from 5 basis points to 45 basis points annually of the principal balance of the underlying collateral of the CDO, and, in certain CDOs, performance fees that are paid after certain investors' returns exceed an internal rate of return, or IRR hurdle. The performance fees generally range from 10% to 20% of residual cash flows above the IRR hurdle and vary by transaction.

  Seasonality

        While our Investment Management segment is not directly affected by seasonality, our investment advisory fees may be higher in the fourth quarter of our fiscal year as a result of our revenue recognition accounting policy for performance fees related to DPLC. We did not have any performance fees in the current year related to DPLC and do not expect to have performance fees in the next year related to DPLC.

Principal Investing Segment

        Income from our Principal Investing segment is influenced by four factors: (i) the nominal amount of interest income we earn on our investment portfolio and the net spread, or difference, between the interest income we earn on our investment portfolio and the cost of our borrowings net of hedging derivatives, if any, (ii) the net recognized gains and losses, if any, on our investment portfolio, (iii) provision for loan losses, if any, and (iv) the volume or aggregate amount of such investments. We use leverage to seek to enhance our returns, which can also magnify losses. The cost of borrowings to finance our investments comprises a significant portion of our operating expenses.

  Our Principal Investing Portfolio

  RMBS

        We invest in pass-through RMBS, which are securities representing interests in mortgage loans secured by residential real property. Payments of both principal and interest on RMBS are generally made monthly, net of any fees paid to the issuer, servicer or guarantor of the securities. The Agency hybrid adjustable-rate RMBS represent the entire ownership interest in pools of residential mortgage loans made by lenders such as savings and loan institutions, mortgage bankers and commercial banks.

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

  Corporate Loans

        We invest in Corporate Loans. From time to time we also participate in revolving credit facilities and bridge loan commitments, under which the lender is obligated to advance funds to the borrower upon request, pursuant to the terms of the credit facility. We invest in middle market and more broadly syndicated Corporate Loans both directly and also through our investment in the equity of DFR Middle Market CLO Ltd, or DFR MM CLO, and our investment in DPLC.

  Other Investments

        In addition to Agency RMBS and Corporate Loans, we may invest in other asset classes and securities, including commercial real estate, credit default swaps, or CDS, high yield bonds, CLO debt, CLO equity and equity securities, either as direct investments, for hedging purposes or in connection with other strategies.

History of Operations

        We commenced operations on December 23, 2004 as a REIT. We completed an initial private offering in December 2004, in which we raised net proceeds of approximately $378.9 million. At that time, we began investing in RMBS on a leveraged basis using repurchase agreements. In July 2005, we completed our initial public offering, which resulted in net proceeds of approximately $363.1 million. During 2005, we continued to leverage our equity to purchase RMBS and began to diversify our portfolio primarily into certain Corporate Loans and other investments. As of December 31, 2005, we had a $7.8 billion investment portfolio of which $7.0 billion was RMBS and $0.8 billion was Corporate Loans and other investments. As of December 31, 2005, our book value was $134.96 per share, and leverage was 10.6 times equity.

        During 2006, we continued to further diversify our portfolio into Corporate Loans and increase our leverage. As of December 31, 2006, we had an $8.8 billion investment portfolio of which $7.7 billion was RMBS and $1.1 billion was Corporate Loans and other investments. As of December 31, 2006, our book value was $133.20 per share, and leverage was 12.0 times equity.

        We continued to grow and diversify our portfolio into Corporate Loans during the first half of 2007, and in April 2007, we announced a definitive agreement to acquire Deerfield. However, in August 2007, we announced that the parties mutually terminated the agreement in light of our inability to secure the necessary financing to consummate the transaction. During the third quarter of 2007, reduced liquidity in subprime RMBS in the marketplace began to reduce liquidity in all RMBS. In response to these developments, we refocused our investment strategy to that of preserving liquidity and in doing so decided to sell a portion of our RMBS portfolio, bringing the total down to $7.4 billion as of September 30, 2007. During the fourth quarter of 2007, conditions in the credit markets further deteriorated resulting in additional sales of $1.2 billion of Agency RMBS and $0.2 billion of non-Agency RMBS, in an effort to reduce leverage and maintain sufficient liquidity.

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

        During early 2008, the RMBS portfolio experienced a significant decrease in value as a result of the global credit crisis. This negative environment had several negative impacts on the Company's ability to successfully finance and hedge its RMBS portfolio. As of December 31, 2008, the fair value of our Agency RMBS and non-Agency RMBS portfolios were $342.4 million and $5.4 million, respectively. This represented an approximate 94.5% reduction in our RMBS holdings during 2008. The reduction in the RMBS balance during the year ended December 31, 2008 was comprised of sales of Agency RMBS with an amortized cost of $4.6 billion at a net realized gain of $23.8 million and sales of non-Agency RMBS with an amortized cost of $1.6 billion at a net realized loss of $203.3 million. During 2008 our REIT status terminated when we converted to a C corporation to maximize the use of potential significant tax benefits and provide more flexibility with respect to future capital investment.

        Our Investment Management segment was also negatively impacted by the global credit crisis. The deterioration of global credit markets and significant decline in our overall market capitalization during the first quarter of 2008 was a triggering event for an analysis of possible goodwill impairment. A decline in market multiples for comparable companies largely contributed to the $20.0 million of goodwill impairment we recorded during the first quarter of 2008. As a result of the further decline in our overall market capitalization during the third quarter of 2008, we performed another analysis of goodwill impairment as of September 30, 2008 and determined that impairment on the remaining goodwill balance was necessary. We also recorded $47.3 million in impairment charges on intangible assets during the year ended December 31, 2008, consisting of $35.4 million on intangible assets related to the management contracts for the investment funds, which performed poorly and were liquidated during the year, $7.9 million on intangible assets related to CDO management contracts and $4.0 million related to the "Deerfield" trade name.

        During 2008, we implemented cost savings initiatives designed to improve our financial results without adversely impacting our ability to operate our business in a prudent and competitive manner. These costs savings initiatives included reducing our headcount by 37 employees, reducing bonus compensation to existing employees and reducing overall operating expenses. While these cost savings initiatives had some positive impacts on our 2008 expense structure, the larger effects of these actions can be seen in our 2009 financial results.

        During 2009, we achieved a return to profitability due to our continued focus on cost containment and growth. During the year ended December 31, 2009 net income was $64.3 million. The reduction in headcount and bonus compensation which were part of our cost savings initiatives provided $14.8 million in savings. In addition, in November we entered into a Lease Amendment to relocate to a smaller space in the same building we currently occupy, resulting in an approximate annual savings of $1.3 million, part of which we will begin to realize during 2010.

        During 2009, the RMBS portfolio exhibited more stability. As of December 31, 2009, the fair value of our Agency RMBS and non-Agency RMBS portfolios were $302.5 million and $2.6 million, respectively. We continued sales from our alternative asset portfolio, reducing our alternative asset holdings from $460.6 million as of December 31, 2008 to $288.4 million as of December 31, 2009 and we deconsolidated Market Square CLO as a result of the June 30, 2009 sale of all of our preference shares in Market Square CLO. We also experienced a $22.3 million decline in investment advisory fees during the year ended December 31, 2009 as compared to the year ended December 31, 2008. The decrease in investment advisory fees was primarily driven by the liquidation of the investment funds we previously managed during 2008, which provided $8.3 million of fee revenue during the year ended December 31, 2008, and a reduction in CDO investment advisory fee revenue of $14.4 million during the year ended December 31, 2009, as compared to the year ended December 31, 2008. The reduction in CDO investment advisory fee revenues is primarily the result of the liquidation of five CDOs we previously managed and the deferral of the majority of subordinated management fees during the year ended December 31, 2009, as a result of substantially all of the CLOs that we currently manage failing certain overcollateralization tests.

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

        Our strategies to achieve growth in revenues centers on four areas: (i) acquisition of existing CDO and CLO contracts from other managers, (ii) internal development of new product offerings relying on existing capabilities, (iii) introduction of new products resulting from acquisitions of and ventures with external managers and (iv) creation of new CLO structures as the market environment improves and the economics for new issuances become attractive to investors.

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

        We are focused on managing our Principal Investing segment by opportunistically redeploying our capital into other fee-based strategies. In the near term, we expect to continue to hold our RMBS portfolio both for the net interest income it provides and as a source of liquidity.

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

        In addition to the discussions that follow, for further information concerning our leverage see "Part II—Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Leverage" and "Part II—Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Sources of Funds."

  Recourse Debt

        Recourse debt refers to debt that is a general obligation of ours.

  Repurchase Agreements

        We finance certain of our RMBS through repurchase agreements, which allow us to borrow using the Agency RMBS we own as collateral. These agreements are accounted for as debt secured by the underlying assets. During the term of a repurchase agreement, we receive the principal and interest on the related RMBS and pay an agreed upon rate of interest to the counterparty.

        Our repurchase agreement counterparties are financial institutions with whom we have agreements that cover the terms of our transactions. All of our repurchase agreement counterparties are approved by our Risk Management Committee and are monitored for changes in their financial condition. As of December 31, 2009, we had outstanding repurchase agreement balances of $291.5 million with two financial institutions. Repurchase agreements are the primary method that we use to leverage our Agency RMBS. Our repurchase agreement liabilities are significantly concentrated with one counterparty through which we obtained financing for 85.3% of our $291.5 million of repurchase agreement liabilities as of December 31, 2009.

  Trust Preferred Securities

        On September 29, 2005, August 2, 2006 and October 27, 2006, we issued $51.6 million, $25.8 million and $46.3 million of unsecured junior subordinated notes payable to Deerfield Capital Trust I, or Trust I, Deerfield Capital Trust II, or Trust II, and Deerfield Capital Trust III, or Trust III, respectively. The Trust I securities mature on October 23, 2035 but are callable by us on or after October 10, 2010. The Trust II and Trust III securities both mature on October 30, 2036 but are callable by us on or after October 30, 2011. Interest is payable quarterly at a floating rate equal to the London Interbank Offered Rate, or LIBOR, plus 3.50% per annum for Trust I and LIBOR plus 2.25% per annum for Trust II and Trust III. This rate was 3.78% for Trust I and 2.53% for Trust II and Trust III as of December 31, 2009. For further disclosure concerning our Trust Preferred Securities see "Part II—Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments".

  Series A and Series B Notes

        On December 21, 2007, in connection with the Merger, we issued $73.9 million in principal amount of Series A Senior Secured Notes and Series B Senior Secured Notes, or the Series A and Series B Notes ($48.9 million Series A Notes and $25.0 million Series B Notes), recorded at carrying value of $72.3 million, net of a $1.6 million fair value discount as of December 31, 2009 that will be amortized into interest expense using the effective yield method from issuance date to maturity on December 21, 2012. The Series A and Series B Notes bear interest at a variable rate based upon LIBOR and an initial additional margin of 5.0% per year. Commencing January 1, 2010, such additional annual margin of the Series A and Series B Notes will increase by increments of 0.5% per annum in each three-month period for eighteen months and 0.25% per annum for each three-month period thereafter.

  Non-Recourse Debt

        Non-recourse debt refers to debt with recourse only to specific assets pledged as collateral to the lenders, such as warehouse facilities and the debt issued by CDOs that are consolidated by us as variable interest entities, or VIEs. The creditors of our non-recourse debt have no recourse to our other assets. None of our non-recourse debt is subject to potential margin calls for additional pledges of our cash or assets.

  Term Financing

        We finance certain of our assets, including DFR MM CLO, using term financing strategies. We believe CDO financing structures are an appropriate financing vehicle for certain of our assets because they enable us to obtain long-term funding and minimize the risk of needing to refinance our liabilities prior to the maturities of our investments while giving us the flexibility to manage credit risk and, subject to certain limitations, to take advantage of profit opportunities. As is typical for CDOs, DFR MM CLO is a bankruptcy remote subsidiary, and the debt holders have recourse only to the assets of this entity.

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

        We have taken a team approach to implementing our investment philosophy and investment process, employing an integrated investment team for managing each of our strategies, with each team member typically sharing responsibility for various functions. Each of our investment teams is headed by managers with extensive experience within the team's specific strategies. Each team focuses on portfolio management and research, trading, portfolio administration and development of analytical models, and typically draws upon the expertise of other teams.

Risk Management

        We look at investment risk across all of our products specifically as it relates to the product's target returns or asset/liability management framework. We believe that in order to achieve long-term investment performance consistent with our clients' expectations, we need an understanding of the investment risks taken, or proposed to be taken, in each portfolio relative to the corresponding liability and return profile, as well as those risks inherent in the increasingly complex global capital markets. Our risk management process emphasizes trading system and data integrity, counterparty creditworthiness, adherence to investment guidelines and client communication.

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

        Our risk management committee meets at regular intervals to ensure we have properly identified the risks inherent in the operation of our business, formulated and approved policies and procedures to mitigate the identified risks, monitor overall adherence to the policies and report to management any significant concerns regarding the adequacy of procedures, systems or personnel in the conduct of our business.

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

Competition

        We compete for investment management clients and AUM with numerous other investment managers, including those affiliated with major commercial banks, broker-dealers and other financial institutions. The factors considered by clients in choosing us or a competitor include the past performance of the accounts managed by the firm, the background and experience of its key portfolio management personnel, its reputation in the fixed income asset management industry, its advisory fees and the structural features of the investment products (such as CDOs and investment funds) that it offers. Some of our competitors have greater portfolio management resources than us, have managed client accounts for longer periods of time or have other competitive advantages over us. For additional information concerning the competitive risks that we face, see "Part I—Item 1A. Risk Factors—Risks Related to Our Business Generally" and "Part I—Item 1A. Risk Factors—Risks Related to Our Investment Management Segment."

Our Distribution Policy

        We are no longer subject to the distribution requirements applicable to REITs. The covenants contained in our indebtedness currently prohibit us from declaring dividends or distributions on our common stock, and therefore, we do not expect to make dividend distributions in the foreseeable future. Please see "Part II—Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments" for some changes to our indebtedness and certain covenants related to distributions.

Operating and Regulatory Structure

        Historically, we had elected to be taxed as a REIT. However, our status as a REIT terminated in 2008 when we converted to a C corporation to maximize the use of potential significant tax benefits and provide more flexibility with respect to future capital investment.

  Exclusion from Regulation Under the 1940 Act

        We and our subsidiaries have operated, and intend to continue to operate, in such a way as to be excluded from registration under the Investment Company Act of 1940, as amended, or the 1940 Act. DFR and its wholly-owned subsidiary Deerfield Capital LLC, or DC LLC, are excluded from registration under the 1940 Act because no more than 40% of their assets, on an unconsolidated basis, excluding cash and government securities, are investment securities. We intend to continue to qualify for this exclusion by monitoring the value of all our subsidiaries and any investment securities we own to ensure that at all times, no more than 40% of their assets, on an unconsolidated basis, excluding certain items, will be investment securities under the 1940 Act.

  Restrictions on Ownership of Our Capital Stock

        On May 19, 2009, we held an annual stockholders meeting, or the Annual Meeting, at which our stockholders approved an amendment to our charter to restrict certain acquisitions and dispositions of our securities and to remove references to our operation as a REIT as one of our purposes, or the Charter Amendment. The restrictions on acquisitions and dispositions of our securities contained in the Charter Amendment are intended to preserve the potential benefit of our federal net operating losses, or NOLs, net capital losses, or NCLs and certain other tax attributes for tax purposes. The Charter Amendment was filed with the Maryland State Department of Assessments and Taxation on May 20, 2009. In connection with the Charter Amendment, our stockholder rights plan that was adopted on March 11, 2009 automatically terminated.

        The Charter Amendment is designed to prevent an ownership change, or Ownership Change, as defined in Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code. Sections 382 and 383 of the Code impose significant limitations on the ability of a corporation to use its NOLs and NCLs to offset income in circumstances where such corporation has experienced an Ownership Change, and may also limit a corporation's ability to use any built-in losses recognized within five years of any Ownership Change. Generally, there is an Ownership Change if, at any time, one or more 5% shareholders (as defined in the Code) have aggregate increases in their ownership of DFR of more than 50 percentage points looking back over the relevant testing period, which can occur as a result of acquisitions and certain dispositions of common stock by our 5% shareholders.

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

        If our Board determines that a transfer would be prohibited, then, upon our written demand, the purported transferee will transfer the securities that are the subject of the prohibited transfer, or cause such securities to be transferred, to an agent designated by our Board. The agent will sell the securities to a buyer or buyers, which may include us, in one or more arm's-length transactions that comply with the Charter Amendment. If the purported transferee has resold the securities before receiving our demand to surrender them to the agent, the purported transferee will be deemed to have sold the securities for the agent and will be required to transfer to the agent any distributions received with respect to such securities and any proceeds of the sale of such securities (except for any proceeds which we grant the purported transferee written permission to retain and which do not exceed the amount that the purported transferee would have received from the agent if the agent had resold such securities). The proceeds of the sale of any such securities will be applied first to the agent to cover its costs and expenses, second to the purported transferee, up to the lesser of the amount paid by the purported transferee for the securities or the fair market value of the securities at the time of the attempted transfer, and third to one or more charitable organizations selected by our Board. In no event will the proceeds of the sale of such securities inure to our benefit.

  Governmental Regulations

        DCM is registered with the SEC as an investment adviser and with the Commodity Futures Trading Commission, or CFTC, as a commodity trading advisor. In these capacities, DCM is subject to various regulatory requirements and restrictions with respect to our asset management activities (in addition to other laws). In addition, investment vehicles managed by DCM are subject to various securities and other laws. You may obtain a copy of DCM's SEC Form ADV Part II upon request.

Employees

        As of both December 31, 2009 and 2008, we had approximately 67 employees.

Available Information

        Our Internet address is www.deerfieldcapital.com. We make available free of charge, on or through the "SEC Filings" section of our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Also posted on our website, and available in print upon request to our Investor Relations Department, are the charters for our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee and our Code of Business Conduct and Ethics, which governs our directors, officers and employees. Within the time period required by the SEC and the NASDAQ Stock Market LLC, or the NASDAQ, we will post on our website any amendment to our Code of Business Conduct and Ethics and any waiver applicable to our senior financial officers, and our executive officers or directors. In addition, information concerning purchases and sales of our equity securities by our directors and Section 16 reporting officers is posted on our website. Information on our website is not part of this Annual Report.

        Our Investor Relations Officer can be contacted at Deerfield Capital Corp., 6250 North River Road, 9th Floor, Rosemont, Illinois 60018, Attn: Frank Straub, Investor Relations, Telephone: (773) 380-6636.

ITEM 1A.    RISK FACTORS

        The following sets forth the most significant factors that make an investment in our company speculative or risky. If any of the risks described below actually occur or, in certain cases, continue, our business, financial condition or results of operations may suffer. As a result, the value of our common stock could decline, and you could lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also adversely affect our business and the value of our common stock. In addition to the following risk factors, please also refer to the section entitled "Special Note Regarding Forward-Looking Statements."

Risks Related to Our Business Generally

We leverage our investments and incur other significant indebtedness, which may reduce our returns, harm our liquidity and cause our financial condition to deteriorate rapidly.

        We leverage our investments through borrowings, generally through warehouse facilities, repurchase agreements, secured loans, securitizations (including the issuance of CDOs), loans to entities in which we hold interests in pools of assets and other borrowings. We also incur other significant indebtedness from time to time, such as our obligations resulting from the issuance of our Trust Preferred Securities and the issuance of approximately $74.0 million of two series of senior secured notes in connection with the Merger, or the Series A and Series B Notes. Although the Series A and Series B Notes contain covenants relating to the incurrence of indebtedness, we may incur substantial leverage relating to certain investments, including through repurchase agreements used to finance our investments in RMBS. Our indebtedness and the covenants and obligations contained therein could adversely affect our financial health and business and future operations by, among other things, reducing our liquidity, increasing our vulnerability to adverse economic and industry conditions and generally limiting our flexibility, including our ability to obtain certain additional financing we may need to operate, develop and expand our business. Additionally, our return on investments and available cash may be reduced to the extent that changes in market conditions increase the cost of our financing relative to the income that can be derived from the assets acquired.

        Our debt service payments will reduce available cash. Moreover, our ability to make payments on our debt will depend upon our future operating performance, which is subject to general economic and competitive conditions and to financial, business and other factors, many of which we cannot control. If the cash flows from our operations are insufficient to service our debt obligations, we may take actions, such as delaying or reducing capital expenditures, attempting to restructure or refinance our debt, selling assets or operations or seeking additional equity capital. Any or all of these actions may not be sufficient to allow us to service our debt obligations. Further, we may be unable to take any of these actions on satisfactory terms, in a timely manner or at all. We may also fail to meet other obligations we owe to the holders of our indebtedness which may result in an event of default with damaging consequences, including risking the loss of some or all of our assets to foreclosure or sale. Our failure to pay our debts or to otherwise fulfill our obligations under the instruments governing our indebtedness could, among other things, render us insolvent or materially adversely affect the market value of our common stock.

        We leverage certain of our assets through repurchase agreements pursuant to which we are required to pledge additional assets as collateral to our repurchase agreement counterparties (i.e., lenders) when the estimated fair value of the existing pledged collateral under such agreements declines and such lenders demand additional collateral (i.e., initiate a margin call). Margin calls result from a decline in the value of the RMBS collateralizing our repurchase agreements, generally following the monthly principal reduction of such RMBS due to scheduled amortization and prepayments on the underlying mortgages, changes in market interest rates, a decline in market prices affecting our RMBS and other market factors. We may not have the funds available to satisfy any of these calls and may have to sell assets at a time when we might be able to do so on favorable terms or at all, thereby suffering significant losses and harming our liquidity.

        Credit facility providers and other holders of our indebtedness may require us to maintain a certain amount of uninvested cash, to set aside unlevered assets sufficient to maintain a specified liquidity position to satisfy our collateral obligations or to maintain a certain minimum net worth. Thus, we may not be able to leverage our assets as fully as we would choose, which could reduce our returns and negatively affect our liquidity. If we are unable to meet these collateral obligations, we may be unable to obtain any additional financing, and our financial condition could deteriorate rapidly.

We may not be able to obtain future waivers of the minimum net worth covenant contained in the indenture governing our Trust Preferred Securities.

        In February 2008 and again in November 2008, we obtained waivers of the minimum net worth covenant contained in the indenture governing our Trust Preferred Securities. In July 2009, we amended the minimum net worth covenant to permanently decrease such net worth covenant to $50.0 million and provide that the initial measurement date for compliance therewith be September 30, 2012. We may not be able to comply with the minimum net worth covenant in September 2012 and there is no assurance that the holders of the Trust Preferred Securities will be willing to modify or grant additional waivers of the covenant in the future. In the event that we breach the minimum net worth covenant and are unable to obtain an additional waiver or modify the covenant, we will likely be in default under the indentures governing the Trust Preferred Securities, and the holders thereof may accelerate the outstanding indebtedness thereunder. If that happens, some or all of our assets may be subjected to foreclosure, which would have a material adverse effect on our results of operations and on the value of our common stock.

The current prolonged economic slowdown and weakness in the financial markets may impair our investments, reduce our liquidity and harm our operating results.

        Many of our investments are susceptible to economic slowdowns and recessions, such as those that have recently been experienced in the United States, which could lead to losses on those investments and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in lenders not extending credit to us, all of which could impair our operating results. Overall, during fiscal year 2009, our business environment and that of many of the entities in which we invest has been extremely challenging. There is no assurance that these conditions will improve in the near term or at all. If the economic slowdown and adverse business conditions continue or get worse, we expect our results of operations to be adversely affected.

Declines in the fair values of our investments may adversely affect our financial results and credit availability, which may reduce our earnings and liquidity.

        A rapid decline in the fair value of our assets, such as the declines we experienced in the fourth quarter of 2007 and the first quarter of 2008, may adversely affect us, particularly where we have borrowed money based on the fair value of those assets. In such case, the lenders may require, and have required, us to post additional collateral to support the borrowing. If we cannot post the additional collateral, we may have to rapidly liquidate assets, which we may be unable to do on favorable terms or at all. Even after liquidating assets, we may still be unable to post the required collateral, further harming our liquidity and subjecting us to liability to our lenders for the declines in the fair values of the collateral. A reduction in credit availability may reduce our earnings, liquidity and available cash. Further decreases in the fair value of our RMBS or increases in the prepayment rates thereon may also cause us to sell investment securities which we may be unable to do on favorable terms or at all, which could cause additional liquidity pressures or shortfalls.

Declines in the fair value of our investments and inability to generate sufficient cash from operations may adversely affect our ability to maintain adequate liquidity to support our ongoing operations and planned growth.

        As of December 31, 2009, we had cash and cash equivalents of $48.7 million and $704.8 million in outstanding borrowings. Cash generated from operations and remaining funds available under our existing credit facilities may not provide sufficient liquidity to fund our investment activities, pay fees under our management agreement and pay general corporate expenses. Declines in the fair value of our assets may additionally adversely affect our liquidity. If we are unable to maintain adequate liquidity, we may be unable to support our ongoing operations and planned growth, which would have a material adverse effect on our financial condition.

An increase in our borrowing costs relative to the interest we receive on our assets may impair our profitability and thus our available cash.

        As our repurchase agreements and other short-term borrowings mature, we must either enter into new borrowings or liquidate certain of our investments at times when we might otherwise not choose to do so. Lenders may seek to use a maturity date as an opportune time to demand additional terms or increased collateral requirements that could be adverse to us and harm our operations. Currently, lenders are requiring higher levels of collateral than they have required in the past to support repurchase agreements collateralized by Agency RMBS, and if this continues, it will make our borrowings and use of leverage less attractive and more expensive. An increase in short-term interest rates when we seek new borrowings would reduce the spread between our returns on our assets and the cost of our borrowings. This would reduce the returns on our assets which might reduce earnings and in turn available cash. We generally expect that the interest rates tied to our borrowings will adjust more rapidly than the interest rates tied to the assets in which we invest.

Variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

        As of December 31, 2009, approximately $196.0 million of our recourse borrowings, primarily borrowings under our Trust Preferred Securities and Series A and Series B Notes, were at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same. We may use interest rate derivatives to hedge the variability of the cash flows associated with our existing or forecasted variable rate borrowings. Although we may enter into additional interest rate swaps, involving the exchange of floating for fixed rate interest payments, to reduce interest rate volatility, we cannot provide assurances that we will be able to do so or that such swaps will be effective.

Because the value we record for certain investments is based on estimates of fair value made by management, we may be unable to realize the value we recorded upon a sale of these investments.

        On January 1, 2008, we adopted Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 825—Financial Instruments, or ASC Topic 825. As a result, we carry all of our RMBS and all swaps previously designated as a hedge at fair value with changes in fair value recorded directly into earnings. Because of the inherent uncertainty in the fair value of certain investments, management's determination of fair value may differ materially from the value that would have been used if a market for these securities existed.

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

Quarterly results may fluctuate and may not be indicative of future quarterly performance.

        Our quarterly operating results could fluctuate; therefore you should not rely on past quarterly results to be indicative of our performance in future quarters. Factors that could cause quarterly operating results to fluctuate include, among other things, variations in quarterly fair value determinations of our investments, variations in our investment origination volume, variations in the timing of repayments, market conditions that result in increased costs of funds and the degree to which we encounter competition in our markets and general economic conditions.

DFR and DCM are the subject of information requests by the SEC in an investigation that could result in SEC proceedings against us.

        Pursuant to a formal order of investigation, the SEC is investigating certain practices associated with the offer, purchase or sale of Collateralized Mortgage Obligations and Real Estate Mortgage Investment Conduits, or REMICs, and the creation of re-REMICs. In connection with this investigation, the SEC has requested and obtained certain information from DFR and DCM relating to certain mortgage securities transactions effected by DCM for DFR in 2005 and 2006. It is possible that we could be subject to an SEC enforcement or other proceeding relating to the transactions. In that event, we could be subject to significant monetary fines or other damages or penalties whether by enforcement action or via consensual settlement proceedings, and DCM could incur reputational damage as an investment manager, which could reduce its ability to retain existing clients or investors or obtain new clients or investors. In addition, the continuation of the investigation could reduce the amount of time and attention that management can provide to our business and generate further significant legal costs.

Our business could be impaired if we are unable to attract and retain qualified personnel.

        As a self-managed company, we depend on the diligence, experience, skill and network of business contacts of our executive officers and employees for the evaluation, negotiation, structuring and monitoring of our investments. Our business depends on the expertise of our personnel and their ability to work together as an effective team. Our success depends substantially on our ability to attract and retain qualified personnel. Due to the adverse credit market environment, however, we reduced our workforce substantially in 2008. This reduction in workforce may reduce employee morale and create concern among potential and existing employees about job security, which may lead to difficulty in hiring and increased turnover in our current workforce and place undue strain upon our operational resources. We cannot assure you that we will not have to make further workforce reductions and that we will not experience employee resignations in the future. If we are unable to maintain diligent, experienced and skilled employees, our ability to respond to unexpected challenges may be impaired, and we may be unable to take advantage of new opportunities. The inability to retain and recruit qualified personnel could affect our ability to provide an acceptable level of service to our clients and funds and our ability to attract new clients, including investors in our funds, which could have a material and adverse effect on our business.

We may change our investment strategy without stockholder consent, and our Board does not approve each investment decision made by management.

        We have not adopted a policy as to the amounts to be invested in any of our asset classes, including securities rated below investment grade. We may change our investment strategy, including the percentage of assets that may be invested in any particular asset class, or in a single issuer, at any time, without the consent of, or notice to, our stockholders or, in certain cases, our Board. We may decide to invest in assets that are riskier than the investments we are currently targeting. A change in our asset allocation could result in our investing in asset classes different from those described herein and may also entail significant transition costs. A change in our investment strategy may increase our exposure to interest rate risk or default risk or may lower our expected rate of return and net spread, all of which could reduce our earnings, assets and stock price.

We may enter into warehouse agreements in connection with our planned investment in the equity securities of CDOs or DCM's planned management of CDOs, and if the CDO investments are not consummated, the warehoused collateral will be sold, and we may be required to bear any loss resulting from such sale.

        In connection with our investment in CDOs or DCM's planned management of new CDOs, we may enter into warehouse agreements with warehouse providers such as investment banks or other financial institutions, pursuant to which the warehouse provider will initially finance the purchase of the collateral that will be ultimately transferred to the CDO. DCM will typically select the collateral. If the CDO transaction is not consummated, the warehouse provider will liquidate the warehoused collateral and we may be required to pay any amount by which the purchase price of the collateral exceeds its sale price and may be liable for certain of the expenses associated with the warehouse or planned CDO, subject to any negotiated caps on our exposure. In addition, regardless of whether the CDO transaction is consummated, if any of the warehoused collateral is sold before the consummation, we may have to bear any resulting loss on the sale. The amount at risk in connection with the warehouse agreements supporting our investments in CDOs will vary and may not be limited to the amount that we have agreed to invest in the equity securities of the CDO. Although we would expect to complete the CDO transaction within about six to nine months after the warehouse agreement is signed, we may not be able to complete the transaction within the expected time period or at all.

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

        Moreover, our ability to timely raise capital on commercially reasonable terms is further impaired because the number of securities that we are currently permitted to offer using a Form S-3 registration statements is limited to 1/3 of the aggregate market value of our common stock held by non-affiliates, or our "public float", for any twelve-month period. As of December 31, 2009, our public float was approximately $29.0 million. Our ability to use Form S-3 registration statements will remain limited until our public float is equal or greater than $75.0 million (calculated as set forth in Form S-3 and SEC rules and regulations). Alternative means of raising additional capital through sales of our securities, including through the use of a Form S-1 registration statement, may be more costly and time-consuming than registration on Form S-3.

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

        Our charter contains certain restrictions on acquisitions and dispositions of our securities that are intended to preserve the potential tax benefits associated with accumulated net operating losses, or NOLs, net capital losses, or NCLs, and certain other tax attributes by preventing transfers of our securities that could trigger an "ownership change" for purposes of sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code. We refer to these restrictions as our "section 382 ownership limit." The section 382 ownership limit generally prohibits any direct or indirect sale, transfer, assignment, exchange, issuance, grant, redemption, repurchase, conveyance, pledge or other disposition of shares of our common stock or rights or options to purchase our common stock or any other interests that would be treated as stock under the income tax regulations promulgated under the Code, if as a result of such sale, transfer, assignment, exchange, issuance, grant, redemption, repurchase, conveyance, pledge or other disposition, (i) any person or group becomes a 5% shareholder (as defined in the Code), which generally includes a person or group that beneficially owns 5% or more of the market value of the total outstanding shares of our common stock or (ii) the percentage of our common stock owned by a 5% shareholder (as defined in the Code) would be increased.

        No assurance can be provided that the section 382 ownership limit will be successful in preventing an "ownership change" within the meaning of sections 382 and 383 of the Code, and we may lose all or most of the anticipated tax benefits associated with our prior losses. In addition, the section 382 ownership limit may have the effect of inhibiting or impeding a change in control not approved by our Board and, notwithstanding its purpose, could adversely affect our stockholders' ability to realize a premium over the then-prevailing market price for our common stock in connection with such a transaction. The section 382 ownership limit may also impede the assumption of control by a holder of a large bloc of common stock and the removal of incumbent directors and management, even if such removal may be beneficial to all of our stockholders. In addition, since our Board can grant exemptions from the section 382 ownership limit, our Board has significant discretion over whether a potential acquirer's efforts to acquire a large interest in us will be successful. Consequently, the section 382 ownership limit may not succeed in protecting anticipated tax benefits and could impede transactions that would otherwise benefit our stockholders, which could negatively affect the liquidity of our stock and otherwise decrease the market price of our common stock.

Future classes of capital stock or other securities may impose, and our currently outstanding Trust Preferred Securities and Series A and Series B Notes do impose, significant covenants and obligations on us and our operations.

        Our Trust Preferred Securities and Series A and Series B Notes impose, and future classes of capital stock or other securities may impose, certain covenants and obligations on us and our operations. Failure to abide by such covenants or satisfy such obligations could trigger certain rights for the holders of such securities, which could have a material and adverse effect on us and impair our operating results. In addition, breaches of covenants may result in decreased revenues if investors in the accounts managed by DCM withdraw their investments. See "Risks Related to Our Investment Management Segment" below for addition detail on investors' withdrawal rights.

Loss of our 1940 Act exemption would adversely affect us and reduce the market price of our shares.

        To avoid regulation under the 1940 Act, we have historically relied on section 3(a)(1)(C) for our exclusion from the registration requirements of the 1940 Act. This provision requires that we neither engage nor propose to engage in the business of investing, reinvesting, owning, holding or trading in securities and not own or propose to acquire "investment securities" having a value exceeding 40% of the value of our total assets on an unconsolidated basis, or the 40% Test. "Investment securities" excludes U.S. government securities and securities of majority-owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of investment company under section 3(c)(1) or section 3(c)(7) of the 1940 Act. DFR is a holding company that conducts its business through wholly-owned subsidiaries, including DC LLC.

        DC LLC has historically relied on Section 3(c)(5)(c). Section 3(c)(5)(C) provides an exclusion from registration for entities who are "primarily engaged in purchasing or otherwise acquiring . . . interests in real estate." Any entity relying on section 3(c)(5)(C) for its 1940 Act exemption must have at least 55% of its portfolio invested in qualifying assets, which in general must consist of mortgage loans, mortgage backed securities that represent the entire ownership in a pool of mortgage loans and other liens on and interests in real estate, and another 25% of its portfolio invested in other real estate-related assets.

        As a result of the sales in 2007 and 2008 of substantially all of our non-Agency RMBS and a large portion of our Agency RMBS, DC LLC no longer complied with the requirements of section 3(c)(5)(C). Accordingly, our investment in DC LLC became an investment security. As a result, investment securities comprised more than 40% of our assets.

        Because neither DFR nor DC LLC could rely on its historical exclusion from regulation as an investment company, DFR and DC LLC relied upon Rule 3a-2, which provides a safe harbor exemption, not to exceed one year, for companies that have a bona fide intent to be engaged in an excluded activity but that temporarily fail to meet the requirements for another exemption or exclusion from registration as an investment company. As required by the rule, after we learned that we were out of compliance, our Board promptly adopted a resolution declaring our bona fide intent to be engaged in excluded activities. Rule 3a-2's temporary exemption lasts only up to a year, which for us expired in early March 2009. DFR and DC LLC have restored their respective assets to compliance. DC LLC transferred its mortgage assets to a subsidiary that relies upon Section 3(c)(5)(C), and DC LLC relies on the Section 3(a)(1)(C) exclusion, which has restored DFR's compliance with the Section 3(a)(1)(C) exclusion.

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

        Our organizational documents do not limit us to our current business lines. Accordingly, we may pursue growth through strategic investments, acquisitions or joint ventures, which may include entering into new lines of business or modifying our current lines of business. To the extent we make strategic investments or acquisitions, enter into joint ventures, or enter into a new or modified line of business, we may face numerous risks and uncertainties, including risks associated with (i) the required investment of capital and other resources, (ii) the possibility that we have insufficient expertise to engage in such activities profitably or without incurring inappropriate amounts of risk, (iii) combining or integrating operational and management systems and controls, (iv) compliance with applicable regulatory requirements including those required under the 1940 Act and (v) possible new covenants and governance obligations that could be stringent and difficult to comply with. Entry into certain lines of business may subject us to new laws and regulations with which we are not familiar, or from which we are currently exempt, and may lead to increased litigation and regulatory risk. If a new business or joint venture generates insufficient revenue or if we are unable to efficiently manage our expanded operations, our results of operations will be adversely affected. In the case of joint ventures, we may also be subject to additional risks and uncertainties in that we may be dependent upon, and subject to liability, losses or reputational damage relating to, systems, controls and personnel that are not under our control.

The NASDAQ may delist our securities, which could limit investors' ability to make transactions in our securities and subject us to additional trading restrictions.

        Our common stock began trading on the NASDAQ on December 7, 2009. We cannot assure you that our common stock will continue to be listed on the NASDAQ as we may not meet continued listing standards, such as income from continuing operations and $1.00 per share minimum trading price. If the NASDAQ delists our securities from trading, we could face significant consequences including:

  •
  a limited availability for market quotations for our securities;

  •
  reduced liquidity with respect to our securities;

  •
  a determination that our common stock is a "penny stock" which would require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our common stock;

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

The accounting rules applicable to certain of our transactions are highly complex and require the application of significant judgment and assumptions by our management. In addition, changes in accounting interpretations or assumptions could impact our financial statements.

        Accounting rules for transfers of financial assets, hedging transactions, securitization transactions and other aspects of our operations are highly complex and require the application of judgment and assumptions by management. These complexities could lead to a delay in the preparation of our financial information. In addition, changes in accounting rules, interpretations or assumptions could materially impact the presentation, disclosure and useability of our financial statements.

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

        We currently maintain general liability, fire, business interruption, director and officer liability, errors and omissions and umbrella liability coverage. Despite our attempts to insure against a variety of losses, we may be subjected to losses from numerous events which are not insured or insurable. For example, losses resulting from terrorist attacks and armed conflicts are generally uninsurable. In addition, we may determine not to insure against a particular loss for any number of reasons. For example, unlike many companies, we do not maintain key man life insurance on any of our executive officers or significant employees. Even if we insure ourselves against the effects of a particular event, we may not have adequate insurance to cover our losses. Any significant losses that are not recoverable under our insurance policies could seriously impair our business and financial condition. In addition, our insurance policies must be renewed annually. We may be unable to obtain insurance in the future upon renewal or otherwise. Even if insurance is available, it may not be available on acceptable economic terms and we may determine to forgo purchasing that insurance thereby subjecting ourselves to additional risk of loss. To the extent we must pay unexpectedly large amounts for insurance, we could suffer reduced earnings that could harm our operating results.

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

Maryland anti-takeover statutes may restrict business combination opportunities.

        As a Maryland corporation, we are subject to various provisions of Maryland law which impose restrictions and require that specified procedures be followed with respect to the acquisition of "control shares" representing at least ten percent of our aggregate voting power and certain takeover offers and business combinations, including, but not limited to, combinations with persons who own one-tenth or more of our outstanding shares. While we have elected to "opt out" of the control share acquisition statute, our Board has the right to rescind the election at any time without notice to our stockholders.

Risks Related to Our Investment Management Segment

DCM's revenues fluctuate based on the amount or value of client assets, which could decrease for various reasons including investment losses and withdrawal of capital.

        DCM's success depends on its ability to earn investment advisory fees from the client accounts it manages. Such fees generally consist of payments based on the amount of assets in the account (management fees) and on the profits earned by the account or the returns to certain investors in the account (performance fees). If there is a reduction in an account's assets, there will be a corresponding reduction in DCM's management fees from the account and a likely reduction in DCM's performance fees (if any) relating to the account, since the smaller the account's asset base, the smaller the potential profits earned by the account. There could be a reduction in an account's assets as the result of investment losses in the account, the withdrawal by investors of some or all of their capital in the account or forced liquidation of the assets in the account.

        Investors in the accounts managed by DCM have various types of withdrawal rights, ranging from the right of investors in separately managed accounts to withdraw any or all of their capital on a daily basis and the right of investors in CDOs to terminate the CDO or DCM as the CDO's manager in specified situations. Investors in investment funds and separately managed accounts might withdraw capital for many reasons, including their dissatisfaction with the account's returns or volatility, adverse publicity regarding DCM, adverse financial developments at DCM or DFR, DCM's loss of key personnel, errors in reporting to investors account values or account performance, other matters resulting from problems in DCM's systems technology, investors' desire to invest their capital elsewhere, and their need (in the case of investors that are themselves investment funds) for the capital to fund withdrawals by their investors. DCM could experience a major loss of account assets, and thus advisory fee revenue, at any time.

DCM's performance fees may increase the volatility of our cash flows, which could depress our stock price.

        Historically, a significant portion of DCM's revenues has been derived from performance fees on the various accounts that DCM manages. Performance fees are generally based on the profits DCM generates for client accounts or the returns to certain investors in those accounts. With respect to DCM's CDOs, DCM is entitled to performance fees only if the returns on the related portfolios exceed agreed-upon periodic or cumulative return targets. Performance fees, if any, will vary from period to period in relation to volatility in investment returns, causing DCM's cash flows to be more volatile than if it did not manage assets on a performance fee basis. The recent credit market dislocations have significantly increased the volatility of the investment funds managed by DCM and decreased the likelihood that DCM will earn performance fees. Also, alternative asset managers typically derive a greater portion of their revenues from performance fees than traditional asset managers, thus increasing the potential volatility in DCM's cash flows. The volatility in DCM's cash flows and any further decrease in performance fees could harm our revenue and may depress our stock price.

Poor investment performance could lead to a loss of clients and a decline in DCM's revenues.

        Investment performance is a key factor for the retention of client assets, the growth of DCM's AUM and the generation of investment advisory fee revenue. Poor investment performance, including downgrades of ratings assigned to DCM or the portfolios it manages, could impair DCM's revenues and growth because:

  •
  existing clients might withdraw funds in favor of better performing products, which would result in lower investment advisory fees for DCM;

  •
  DCM's subordinate management fees for a CDO may be deferred or never received;

  •
  DCM's ability to attract funds from existing and new clients might diminish; and

  •
  DCM might earn minimal or no performance fees.

        The failure of DCM's investment products to perform well both on an absolute basis and in relation to competing products, therefore, could have a material adverse effect on DCM's business and our financial performance.

DCM derives much of its revenues from contracts that may be terminated on short notice.

        DCM derives a substantial portion of its revenues from investment management agreements with accounts that generally have the right to remove DCM as the investment advisor of the account and replace it with a substitute investment advisor under certain conditions. Some of these investment management agreements may be terminated for various reasons, including failure to follow the account's investment guidelines, fraud, breach of fiduciary duty and gross negligence, or, alternatively, may not be renewed.

        With respect to DCM's agreements with some of the CDOs it manages, DCM can be removed without cause by investors that hold a specified amount of the securities issued by the CDO. All of DCM's agreements with CDOs allow investors that hold a specified amount of securities issued by the CDO to remove DCM for "cause," which typically includes DCM's violation of the management agreement or the CDO's indenture, DCM's breach of its representations and warranties under the agreement, DCM's bankruptcy or insolvency, fraud or a criminal offense by DCM or its employees, and the failure of certain of the CDO's performance tests. These "cause" provisions may be triggered from time to time with respect to our CDOs, and as a result DCM could be removed as the investment manager of such CDOs. DCM's investment advisory agreements with separately managed accounts are typically terminable by the client without penalty on 30 days' notice or less.

DCM has experienced and may continue to experience declines in and deferrals of management fee income from its CDOs due to defaults, downgrades and depressed market values with respect to the collateral underlying such CDOs.

        Under the investment management agreements between DCM and the CDOs it manages, payment of DCM's management fees is generally subject to a "waterfall" structure. Pursuant to these "waterfalls," all or a portion of DCM's fees may be deferred if, among other things, the CDOs do not generate sufficient cash flows to pay the required interest on the notes they have issued to investors and certain expenses they have incurred. This could occur if the issuers of the collateral underlying the CDOs default on or defer payments of principal or interest relating to such collateral. Due to the continued severe levels of defaults and delinquencies on the assets underlying certain of the CDOs, DCM has experienced declines in and deferrals of its management fees. If such defaults and delinquencies continue or increase, DCM will experience continued declines in and deferrals of its management fees.

        Additionally, all or a portion of DCM's management fees from the CDOs that it manages may be deferred if such CDOs fail to meet their over-collateralization requirements. Pursuant to the "waterfall" structure discussed above, such failures generally require cash flows to be diverted to amortize the most senior class of notes prior to paying a portion of DCM's management fees. Defaulted assets and assets that have been severely downgraded are generally carried at a reduced value for purposes of the over-collateralization tests. In some CDOs, these assets are required to be carried at their market values for purposes of the over-collateralization tests. Due to exceptionally high levels of defaults, severe downgrades and depressed market values of the collateral underlying the CDOs managed by DCM, certain of those CDOs have breached their over-collateralization tests, and DCM has therefore experienced, and may continue to experience, declines in and deferrals of its management fees.

        There may be other structural protections built into the CDOs that DCM manages that could result in the decline in or deferral of DCM's management fees in the event that the CDO experiences a period of declining performance or increased defaults.

DCM could lose management fee income from the CDOs it manages or client AUM as a result of the triggering of certain structural protections built into such CDOs.

        The CDOs managed by DCM generally contain structural provisions including, but not limited to, over-collateralization requirements and/or market value triggers that are meant to protect investors from deterioration in the credit quality of the underlying collateral pool. In certain cases, breaches of these structural provisions can lead to events of default under the indentures governing the CDOs and, ultimately, acceleration of the notes issued by the CDO and liquidation of the underlying collateral. In the event of a liquidation of the collateral underlying a CDO, DCM will lose client AUM and therefore management fees, which could have a material and adverse effect on DCM's earnings. Four of the CDOs of asset backed securities that DCM manages have triggered events of default primarily resulting from downgrades of their underlying collateral. The notes issued by these two of these CDOs have been accelerated. However, pursuant to the indentures governing these CDOs, the CDOs will not be liquidated unless either the proceeds of such liquidation will be sufficient to pay off all of the notes issued by the CDO, the accrued management fees and certain administrative expenses or the holders of a supermajority (or, in the case of one of the CDOs that has triggered an event of default but not an acceleration of notes, a majority) of the notes direct the liquidation.

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

The loss of key portfolio managers and other personnel could harm DCM's business.

        DCM generally assigns the management of its investment products to specific teams, consisting of DCM portfolio management and other personnel, many of whom are not bound by employment agreements. The loss of a particular member or members of such a team—for example, because of resignation, retirement or termination—could cause investors in the product to withdraw, to the extent they have withdrawal rights, all or a portion of their investment in the product, and adversely affect the marketing of the product to new investors and the product's performance. In the case of certain CDOs, DCM can be removed as investment advisor upon its loss of specified key employees. In the case of certain other accounts, investors may have the right to redeem their investments upon DCM's loss of specified key employees. In addition to the loss of specific portfolio management team members, the loss of one or more members of DCM's senior management involved in supervising the portfolio teams could have similar adverse effects on DCM's investment products.

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

        DCM's success depends largely on the attractiveness to institutional investors of investing in the fixed income markets, and changes in those markets could significantly reduce the appeal of DCM's investment products to such investors. Such changes could include increased volatility in the prices of fixed income instruments, periods of illiquidity in the fixed income trading markets, changes in the taxation of fixed income instruments, significant changes in the "spreads" in the fixed income markets (the amount by which the yields on particular fixed income instruments exceed the yields on benchmark U.S. Treasury securities or other indexes) and the lack of arbitrage opportunities between U.S. Treasury securities and their related instruments (such as interest rate swap and futures contracts).

        The fixed income markets can be highly volatile, and the prices of fixed income instruments may fluctuate for many reasons beyond DCM's control or ability to anticipate, including economic and political events and terrorism. Any adverse changes in investor interest in the fixed income markets could reduce DCM's AUM and therefore our revenues, which could have a material adverse effect on our earnings and stock price.

Changes in CDO spreads and the current market environment could continue to make it difficult for DCM to launch new CDOs.

        The ability to launch new CDOs is dependent, in part, on the amount by which the interest earned on the collateral held by the CDO exceeds the interest payable by the CDO on the debt obligations it issues to investors, as well as other factors. If these "spreads" are not wide enough, the proposed CDO will not be attractive to investors and thus cannot be launched. There may be sustained periods when such spreads will not be sufficient for DCM to launch new CDO products, which could materially impair DCM's business.

        Since late-2007, there has been a dislocation in the credit market that has significantly stalled CDO origination. This disruption may continue into 2010 and, potentially, for a significantly longer period of time. Prolonged dislocation of these markets could materially and adversely impact our results of operations or financial condition.

DCM depends on third-party distribution channels to market its CDOs and anticipates developing third-party distribution channels to market its investment funds.

        DCM's CDO management services are marketed to institutions that organize and act as selling or placement agents for CDOs. The potential investor base for CDOs is limited, and DCM's ability to access clients is highly dependent on access to these selling and placement agents. We cannot assure holders of our capital stock that these channels will be accessible to DCM. The inability to have such access could have a material and adverse effect on DCM's earnings.

        DCM's investment fund and separately managed account management services are marketed directly to existing and prospective investors. Although DCM has not historically relied on third party distributors as a source of new business for its investment funds and separately managed accounts, DCM expects to develop third party relationships in the future as it expands into attractive markets, such as pension funds, where consultant relationships are critical. However, DCM may be unable to develop such third party relationships. DCM's inability to develop such distributor relationships could have a material and adverse effect on the expansion of its investment fund and separately managed accounts business.

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

        In addition, many of DCM's competitors have or may in the future develop greater financial and other resources, more extensive distribution capabilities, more effective marketing strategies, more attractive investment vehicle structures and broader name recognition. DCM's competitors may be able to use these resources and capabilities to place DCM at a competitive disadvantage in retaining AUM and adding new assets. Also, DCM may be at a disadvantage in competing with other asset managers that are subject to less regulation and are thus less restricted in their client solicitation and portfolio management activities, and DCM may be competing for non-U.S. clients with asset managers that are based in the jurisdiction of the prospective client's domicile.

        Because barriers to entry into the alternative asset management business are relatively low, DCM may face increased competition from many new entrants into DCM's relatively limited market of providing fixed income asset management services to institutional clients.

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

        In order to maintain its fee structure in a competitive environment, DCM must be able to continue to provide clients with investment returns and service that make investors willing to pay DCM's fees. DCM might not succeed in providing investment returns and service that will allow it to maintain its current fee structure. Fee reductions on existing or future business could impair DCM's profit margins and results of operations.

DCM's failure to comply with investment guidelines set by its clients or the provisions of the management agreement and other agreements to which it is a party could result in damage awards against DCM and a loss of AUM, either of which could cause our earnings to decline.

        As an investment advisor, DCM has a fiduciary duty to its clients. When clients retain DCM to manage assets on their behalf, they may specify certain guidelines regarding investment allocation and strategy that DCM is required to observe in the management of its portfolios. In addition, DCM will be required to comply with the obligations set forth in the management agreements and other agreements to which it is a party.

        DCM's failure to comply with these guidelines or the terms of these agreements could result in losses to clients, investors in a fund or other parties, and such parties could seek to recover such losses from DCM. In addition, losses could result in the client withdrawing its assets from DCM's management, the fund terminating DCM's management agreement or investors withdrawing their capital from the fund. Although DCM has installed procedures and utilizes the services of experienced administrators, accountants and lawyers to assist it in adhering to these guidelines and the terms of these agreements, and maintains limited insurance to protect itself in the case of client losses, we cannot assure that such precautions or insurance will protect us from potential liabilities. The occurrence of any of these events could cause our earnings or stock price to decline.

DCM could lose client assets as the result of adverse publicity.

        Asset managers such as DCM can be particularly vulnerable to losing clients because of adverse publicity. Asset managers are generally regarded as fiduciaries, and if they fail to adhere at all times to a high level of honesty, fair dealing and professionalism they can incur large and rapid losses of client assets. Accordingly, a relatively small perceived lapse in this regard, especially if it resulted in a regulatory investigation or enforcement proceeding, could materially harm DCM's business.

Changes in laws, regulations or government policies affecting DCM's businesses could limit its revenues, increase its costs of doing business and materially and adversely affect its business.

        DCM's business is subject to extensive government regulation. This regulation is primarily at the federal level, through regulation by the SEC under the Investment Advisers Act of 1940, as amended, or the Investment Advisers Act, and regulation by the CFTC under the Commodity Exchange Act, as amended. DCM is also regulated by state agencies.

        The Investment Advisers Act imposes numerous obligations on investment advisers, including anti-fraud prohibitions, advertising and custody requirements, disclosure obligations, compliance program duties and trading restrictions. The CFTC regulates commodity futures and option markets and imposes numerous obligations on the industry. DCM is registered with the CFTC as a commodity trading advisor and certain of its employees are registered with the CFTC as "associated persons."

        If DCM fails to comply with applicable laws or regulations, DCM could be subject to fines, censure, suspensions of personnel or other sanctions, including revocation of its registration as an investment adviser, commodity trading advisor or commodity pool operator, any of which could cause our earnings or stock price to decline. The regulations to which DCM's businesses are subject are designed to protect its clients, investors in its funds and other third parties and to ensure the integrity of the financial markets. These regulations are not designed to protect our stockholders.

        Recently, significant legislative and regulatory measures have been proposed by U.S. governmental authorities in response to the recent financial market dislocations and economic downturn. Although it is likely that DCM will be subject to increased regulation in the future, we cannot predict whether or when such regulation may be enacted or what effect, if any, such regulation could have on DCM's business, results of operations or financial condition. However, any changes in laws, regulations or government policies could limit DCM's revenues, increase its costs of doing business and materially and adversely affect its business.

        The non-U.S. domiciled investment funds that DCM manages are regulated in the jurisdiction of their domicile. Changes in the laws or government policies of these foreign jurisdictions could limit DCM's revenues from these funds, increase DCM's costs of doing business in these jurisdictions and materially adversely affect DCM's business. Furthermore, if we expand our business into additional foreign jurisdictions or establish additional offices or subsidiaries overseas, we could become subject to additional non-U.S. laws, regulations and government policies.

        The level of investor participation in DCM's products may also be affected by the regulatory and self-regulatory requirements and restrictions applicable to DCM's products and investors, the financial reporting requirements imposed on DCM's investors and financial intermediaries, and the tax treatment of DCM's products. Adverse changes in any of these areas may result in a loss of existing investors or difficulties in attracting new investors.

Risks Related to Our Principal Investing Segment

We may not realize gains or income from our investments.

        We seek to generate both current income and capital appreciation, but our assets may not appreciate in value (and may decline), and the debt securities may default on interest or principal payments. Accordingly, we may not be able to realize gains or income from our investments, and the gains that we do realize may not be enough to offset our losses. Any income that we do realize may not be sufficient to offset our expenses.

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

        We obtain a significant portion of our funding for our Principal Investing Portfolio through repurchase facilities. When we engage in a repurchase transaction, we generally sell securities to the transaction counterparty and receive cash from the counterparty. The counterparty is obligated to resell the securities back to us at the end of the term of the transaction, which is currently one to 30 days. Because the cash we receive from the counterparty when we initially sell the securities is less than the value of those securities (by the margin), if the counterparty defaults on its obligation to resell the securities back to us, we would incur a loss on the transaction equal to such margin (assuming no change in the value of the securities). We would also lose money on a repurchase transaction if the value of the underlying securities has declined as of the end of the transaction term, as we would have to repurchase the securities for their initial value but would receive securities worth less than that amount. Any losses we incur on our repurchase transactions could adversely affect our earnings.

        Certain of our repurchase agreements include negative covenants and collateral posting requirements that, if breached, may cause our repurchase transactions to be terminated early, in which event our counterparty could terminate all repurchase transactions existing with us and make any amount due by us to the counterparty payable immediately. If we have to terminate outstanding repurchase transactions and are unable to negotiate new and acceptable funding terms, our liquidity will be impaired. This may reduce the amount of capital available for investing. In addition, we may have to liquidate assets at a time when we might not be able to do so on favorable terms or at all. There is no assurance we would be able to establish suitable replacement facilities.

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

        Due to a variety of factors, including adverse market conditions affecting the mortgage markets, we have incurred substantial impairments of our assets. These impairments have resulted in significant losses. Our assets, including our RMBS, may suffer additional impairments in the future causing us to recognize additional significant losses. Investors and lenders alike could lose confidence in the quality and value of our assets. These impairments, or the perception that these impairments may occur, can depress our stock price, harm our liquidity and materially adversely impact our results of operations. We may be forced to sell substantial assets at a time when the market is depressed in order to support or enhance our liquidity. Despite our need to sell substantial assets, we may be unable to make such sales on favorable terms or at all, further materially damaging our liquidity and operations. If we are unable to maintain adequate liquidity, as a result of these impairments or otherwise, it could have a material and adverse impact on the value of our common stock.

There can be no assurance that the actions taken by the U.S. and foreign governments, central banks and other governmental and regulatory bodies for the purpose of seeking to stabilize the financial and real estate markets will achieve the intended effect or benefit our business, and further government or market developments could adversely affect us.

        Throughout 2008 and 2009, the U.S. government took a number of actions in response to the financial issues affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions. Among these was the passage of the Emergency Economic Stabilization Act of 2008, or EESA, which provides the Secretary of the U.S. Treasury with the authority to establish a Troubled Asset Relief Program, or TARP, to purchase certain troubled financial assets from financial institutions in order to promote financial market stability. EESA also provides for a program that would allow companies to insure their troubled assets.

        Since late 2008, the U.S. Federal Reserve has engaged in various programs to purchase direct obligations of Fannie Mae, Freddie Mac, the Federal Home Loan Banks and Ginnie Mae, including RMBS, with the intent of reducing the cost and increasing the availability of credit for the purchase of houses in order to generally support housing markets and foster improved conditions in financial markets. The U.S. Federal Reserve's program to purchase RMBS could cause an increase in the price of Agency RMBS, which would negatively impact the net interest margin with respect to the Agency RMBS we intend to purchase.

        The U.S. Treasury Department has also initiated a program to purchase Agency RMBS from Fannie Mae and Freddie Mac, the size and timing of which program are subject to the discretion of the Secretary of the

Treasury. Although purchases under this program are currently ongoing, there is no certainty that the U.S. Treasury will continue to purchase additional Agency RMBS in the future. The U.S. Treasury can hold its portfolio of RMBS to maturity, and, based on mortgage market conditions, may make adjustments to the portfolio. This flexibility may adversely affect the pricing and availability for our assets. It is also possible that the U.S. Treasury's commitment to purchase Agency RMBS in the future could create additional demand that would negatively affect the pricing of Agency RMBS that we hold or acquire.

        The U.S. government has also implemented programs designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures, which programs may involve, among other things, the modification of mortgage loans to reduce the principal amount of the loans or the rate of interest payable on the loans, or to extend the payment terms of the loans. In addition, members of the U.S. Congress have indicated support for additional legislative relief for homeowners, including an amendment of the bankruptcy laws to permit the modification of mortgage loans in bankruptcy proceedings. Any existing or future loan modification programs or other legislative or regulatory actions, including amendments to the bankruptcy laws, that result in the modification of outstanding mortgage loans may adversely affect the value of, and the returns on, the RMBS in which we invest. The impact of existing and new regulation related to the mortgage sector and economic recovery generally is highly uncertain and could have adverse consequences to us.

        There can be no assurance that EESA or the U.S. Federal Reserve's actions have had or will have a beneficial impact on the financial markets. To the extent the markets do not respond favorably to these or other actions taken by the U.S. government, or such actions result in unintended consequences, our business may not receive the anticipated positive impact from the legislation and such result may have broad adverse market implications. In addition, U.S. and foreign governments, central banks and other governmental and regulatory bodies have taken or are considering taking other actions to address the financial crisis. We cannot predict whether or when such actions may occur or what effect, if any, such actions could have on our business, results of operations and financial condition.

Our non-Agency real estate investments are subject to risks particular to real property.

        We own assets secured by real estate that are not guaranteed by any U.S. government agency, and may own real estate directly. These real estate investments are subject to various risks, including:

  •
  declining real estate values, as continues to be experienced in many parts of the United States;

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

The mortgage loans underlying our RMBS and commercial mortgage-backed securities are subject to delinquency, foreclosure and loss, which could result in losses to us.

        Residential mortgage loans are secured by single-family residential property. They are subject to risks of delinquency and foreclosure, and risks of loss. The ability of a borrower to repay a loan secured by a residential property depends on the income or assets of the borrower. Many factors may impair borrowers' abilities and willingness to repay their loans, including economic recession, job loss and declining real estate values.

Securities backed by residential mortgage loans originated in 2006 and 2007 have had higher and earlier than expected rates of delinquencies. In addition, housing prices continue to fall in many areas around the country, while unemployment rates continue to rise, further increasing the risk for higher delinquency rates.

        Commercial mortgage loans are secured by multi-family or commercial property. They are subject to risks of delinquency and foreclosure, and risks of loss that can be greater than similar risks associated with loans made on the security of single-family residential property. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of the property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower's ability to repay the loan may be impaired. Such income can be affected by many factors.

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

  •
  they typically have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors' actions and market conditions, as well as general economic downturns;

  •
  they are more likely to depend on the management talents and efforts of a small group of persons, therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us;

  •
  they generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position; and

  •
  the possibility that our executive officers and directors may, in the ordinary course of business, be named as defendants in litigation arising from our investments in the portfolio companies.

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

        Our assets include the equity and/or mezzanine securities of one CDO (DFR MM CLO), as well as DCM's investments in the equity securities of one of the CDOs that it manages, and we may buy mezzanine and equity securities of or other interests in other CDOs. A CDO is a special purpose vehicle that purchases collateral (such as loans or asset-backed securities) that is expected to generate a stream of interest or other income. The CDO issues various classes of securities that participate in that income stream, typically one or more classes of debt instruments and a class of equity securities. The equity is usually entitled to all of the income generated by the CDO after the CDO pays all of the interest due on the debt securities and its expenses. However, there will be little or no income available to the CDO equity if there are defaults on the underlying collateral in excess of certain amounts or if the recoveries on such defaulted collateral are less than certain amounts. In that event, the value of our investment in the CDO's equity could decrease substantially. In addition, the equity securities of CDOs are generally illiquid, and because they represent a leveraged investment in the CDO's assets, their value will generally fluctuate more than the values of the underlying collateral. We consolidate DFR MM CLO onto our balance sheet and therefore record the gross amount of interest income and interest expense with respect thereto. However, we may never receive any cash payments related to that interest income, which makes our economic results significantly different from our reported results under generally accepted accounting principles, or GAAP.

Increases in interest rates could reduce the value of our investments, which could result in losses or reduced earnings.

        We invest indirectly in mortgage loans by purchasing RMBS. Under a normal yield curve where long-term rates are higher than short-term rates, the fair value of an investment in RMBS will decline in value if long-term interest rates increase. We are not protected from declines in fair value caused by changes in interest rates, which may ultimately reduce earnings or result in losses to us, which may reduce cash available for distribution to our stockholders. In accordance with GAAP, we are required to reduce the carrying value of our RMBS by the amount of any decrease in the fair value of our RMBS compared to amortized cost. If unrealized losses in fair value occur, we will either have to reduce current earnings or reduce stockholders' equity without immediately affecting current earnings, depending on how we classify our assets under GAAP. In either case, our net stockholders' equity will decrease to the extent of any realized or unrealized losses in fair value and our financial position will be negatively impacted.

        A significant risk of our RMBS investment is that both long-term and short-term interest rates will increase significantly. If long-term rates increased significantly, the fair value of these RMBS would decline and the duration and weighted average life of the investments would increase. We could realize a loss if the securities were sold. At the same time, an increase in short-term interest rates would increase the amount of interest owed on the repurchase agreements we may enter into in order to finance the purchase of RMBS.

Our interest rate hedging transactions do not completely insulate us from interest rate risk.

        We do not at this time fully hedge our investment portfolio to limit our exposure to changes in interest rates. Although we may in the future enter into hedging transactions to seek to reduce interest rate risks, there is no guarantee that such hedging transactions will completely insulate us from interest rate risk. For example, hedging against a decline in the values of our portfolio positions would not eliminate the possibility of fluctuations in the values of these positions or prevent losses if the values decline. Moreover, it may not be possible to hedge against an interest rate fluctuation that is widely anticipated.

        Additionally, entering into hedging transactions could potentially cause a number of adverse consequences to our business, such as limiting the opportunity for gain if the positions increase. Unanticipated changes in interest rates may result in poorer overall investment performance than if we had not engaged in any hedging. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. This may prevent us from achieving the intended hedge and expose us to risk of loss.

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

        Our investment strategy involves entering into derivative contracts that could require us to fund cash payments in the future under certain circumstances, e.g., the early termination of the derivative agreement caused by an event of default or other early termination event, or the decision by a counterparty to request margin securities that we owe it under the derivative contract. The amount due would be the unrealized loss of the open positions with the counterparty and could also include fees and charges. In addition, some of these derivative contracts require us to maintain a specified percentage of cash collateral with the counterparty to fund potential liabilities under the derivative contract. These economic losses will be reflected in our financial results, and our ability to fund these obligations will depend on the liquidity of our assets and access to capital at the time. The need to fund these obligations could hurt our financial condition.

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

Our due diligence may not reveal all of an issuer's liabilities and may not reveal other weaknesses in its business.

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

        The payments receive on the Agency RMBS in which we invest depend upon a steady stream of payments on the mortgages underlying the securities and are guaranteed by Fannie Mae and Freddie Mac. Fannie Mae and Freddie Mac are U.S. government-sponsored enterprises, and although their guarantees are not backed by the full faith and credit of the United States, they have been placed into conservatorship by the Federal Housing Finance Agency, or FHFA, which together with the U.S. Treasury and U.S. Federal Reserve, has undertaken actions designed to boost investor confidence in Fannie Mae's and Freddie Mac's debt and mortgage-backed securities. Although the U.S. government has described some specific steps that it intends to take as part of the conservatorship process, efforts to stabilize these entities may not be successful and the outcome and impact of these events remain highly uncertain. Additionally, although the U.S. government has committed capital to Fannie Mae and Freddie Mac, there can be no assurance that the credit facilities and other capital infusions will be adequate for their needs. If the financial support is inadequate, these companies could continue to suffer losses and could fail to honor their guarantees and other obligations. The future roles of Fannie Mae and Freddie Mac could be significantly reduced and the nature of their guarantees could be considerably limited relative to historical measurements. Any changes to the nature of the guarantees provided by Fannie Mae and Freddie Mac could redefine what constitutes Agency RMBS and could have broad adverse implications for the market and for our business.

        It is possible that the U.S. Treasury could stop providing credit support to Fannie Mae and Freddie Mac in the future. Additionally, each of Fannie Mae and Freddie Mac could be dissolved and the U.S. government could determine to stop providing liquidity support of any kind to the mortgage market. If Fannie Mae or Freddie Mac were eliminated, we would not be able, or if their structures were to change radically, we might not be able, to acquire Agency RMBS from these companies, which would have an adverse effect on the Principal Investing segment of our business.

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

        Our business may also be adversely affected by changes to laws and regulations affecting us other than laws and regulations affecting Fannie Mae and Freddie Mac, including changes to securities laws and changes to the Code. In addition, proposed changes to laws and regulations that could hinder a loan servicer's ability to adjust loan interest rates upward or to foreclose promptly on defaulted mortgage loans could adversely affect the performance of the loans and the yield on and value of the RMBS. Recently, sweeping legislation has been proposed and enacted that would grant the U.S. Federal Reserve greater oversight over many new aspects of the financial markets and their participants and the impact of these events remains highly uncertain. New legislation may be enacted into law or new interpretations, rulings or regulations could be adopted, potentially with retroactive effect, any of which could adversely affect our business.

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

        We expect to derive revenue from DPLC principally from three sources: (i) management fees based on the net asset value of the investment portfolio, (ii) incentive allocations based on the performance of DPLC and (iii) investment income from our investment in DPLC, which we may not receive until DPLC is liquidated according to its terms. If economic and market conditions are unfavorable, or if we are unsuccessful in selecting appropriate investments for DPLC's portfolio, DPLC may not perform well. In the event that DPLC does not perform as well as we expect, our revenues from DPLC may be significantly lower than expected, and we could lose some or all of our direct investment in the DPLC, each of which may adversely affect our financial condition and the value of our common stock. Furthermore, in the event DPLC is not successful, it could be significantly less likely that we will be able to successfully launch new investment products and implement this aspect of our business strategy.

We may lose some or all of our investment in DPLC as a result of certain subordination provisions contained in the documents governing DPLC.

        Our investment in DPLC is subordinated to Pegasus' investment in DPLC in that Pegasus has a liquidation preference with respect to its investment. The documents governing DPLC prevent us from receiving certain distributions from DPLC unless and until Pegasus has received distributions equal to its initial capital contributions to DPLC. DPLC incurred substantial expenses in connection with its organization and launch, and, unless revenues from DPLC exceed those organizational expenses and any additional expenses incurred over time, those expenses will have the effect of decreasing the ultimate return on our investment, which would have an adverse effect on our results of operations.

Tax Risks

Our ability to use NOL and NCL carryovers to reduce future taxable income may be limited.

        Historically, we had elected to be taxed as a REIT under the Code and were generally not subject to corporate income tax to the extent we currently distributed our taxable income to our stockholders. During the third quarter of 2008, we converted to a C corporation (retroactive to January 1, 2008), in part to maximize the use of significant potential tax benefits flowing from our existing and projected NOLs, NCLs, and certain other tax attributes. We must have taxable income or gains in future periods to benefit from these NOLs, NCLs and certain other tax attributes, and no assurance can be provided that we will have taxable income or gains in the future.

        In addition, our NOL and NCL carryovers may be limited by Sections 382 and 383 of the Code if we undergo an "ownership change." Generally, an "ownership change" occurs if certain persons or groups increase their aggregate ownership in our company by more than 50 percentage points looking back over the relevant testing period. If an ownership change occurs, our ability to use our NOLs, NCLs and certain recognized built-in losses to reduce our taxable income in a future year would be limited to a Section 382 limitation equal to the fair market value of our stock immediately prior to the ownership change multiplied by the long term tax-exempt interest rate in effect for the month of the ownership change. In the event of an ownership change, NOLs and NCLs that exceed the Section 382 limitation in any year will continue to be allowed as carryforwards for the remainder of the carryforward period and such losses can be used to offset taxable income for years within the carryforward period subject to the Section 382 limitation in each year. However, if the carryforward period for any NOL or NCL were to expire before that loss had been fully utilized, the unused portion of that loss would be lost. The carryforward period for NOLs is 20 years from the year in which the losses giving rise to the NOLs were incurred, and the carryforward period for NCLs is 5 years from the year in which the losses giving rise to the NCLs were incurred. Our use of new NOLs or NCLs arising after the date of an ownership change would not be affected by the Section 382 limitation (unless there were another ownership change after those new losses arose).

        Based on our knowledge of shareholder ownership of DFR, we do not believe that an ownership change has occurred since our losses were generated. Accordingly, we believe that at the current time there is no annual limitation imposed on our use of our NOLs and NCLs to reduce future taxable income. The determination of whether an ownership change has occurred or will occur is complicated and depends on changes in percentage stock ownership among stockholders. Although the section 382 ownership limit in our charter is intended to prevent transactions that could trigger an ownership change, no assurance can be provided that the section 382 ownership limit will be successful in preventing an ownership change. In addition, we have not obtained, and currently do not plan to obtain, a ruling from the Internal Revenue Service, or IRS, regarding our conclusions as to whether our losses are subject to any such limitations. Furthermore, we may decide in the future that it is necessary or in our interest to take certain actions that could result in an ownership change. Therefore, no assurance can be provided as to whether an ownership change has occurred or will occur in the future.

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

        DFR MM CLO is a Cayman Islands exempted limited liability company and is the issuer of a CLO transaction in which we have invested. We have also invested in other foreign corporate subsidiaries and may in the future invest in new foreign corporate subsidiaries. There is a specific exemption from federal income tax for non-U.S. corporations that restrict their activities in the United States to trading stock and securities (or any activity closely related thereto) for their own account whether such trading (or such other activity) is conducted by the corporation or its employees through a resident broker, commission agent, custodian or other agent. We intend that our foreign corporate subsidiaries will rely on that exemption or otherwise operate in a manner so that they will not be subject to federal income tax on their net income at the entity level. If the IRS successfully challenged the qualification of our foreign corporate subsidiaries for the exemption from federal income tax described above, that could greatly reduce the amount that our foreign corporate subsidiaries would have available to pay to their creditors and to distribute to us.

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

Risks Related to the Transactions

Bounty may exercise significant influence over us, including through its ability to elect three of nine members of our Board.

        When the Transactions are completed, our common stock owned by Bounty will represent approximately 41.3% of the outstanding shares of our common stock as of March 22, 2010 (excluding the shares of common stock issuable upon conversion of the Convertible Notes and exercise of outstanding options). Assuming Bounty elects to convert the entire principal amount of the Convertible Notes and we have not elected to pay PIK Interest, the common stock owned by Bounty will represent approximately 57.3% of the outstanding shares of our common stock as of March 22, 2010 (excluding the exercise of outstanding options). There are no restrictions on Bounty's ability to vote the shares of our common stock owned by it. As a result, Bounty may have the ability to significantly influence the outcome of any matter submitted for the vote of our stockholders, including the amendment of our organizational documents, acquisitions or other business combinations involving us and disapproving extraordinary transactions such as a takeover attempt. In addition, we have agreed to adopt a majority voting bylaw upon the consummation of the Transactions, so that Bounty will be in a position to block the election of any director nominated by our Nominating Committee.

        The Stockholders Agreement provides that if Bounty holds at least 25% of the outstanding shares of our common stock (including shares issuable upon conversion of the Convertible Notes), then Bounty will have the right to designate three (one of whom must qualify as an independent director) out of nine directors to the Board. If Bounty holds less than 25% but holds 15% or more, then Bounty will have the right to designate two out of nine directors to the Board, and if Bounty holds less than 15% but holds 5% or more, Bounty will have the right to designate one director out of nine directors to the Board. Upon consummation of the Transactions, the Board will establish a strategic committee consisting of two directors designated by Bounty and two directors designated by those independent directors of the Company not designated by Bounty. The strategic committee will report and make recommendations to the Board regarding: (i) the identification and execution of merger and acquisition opportunities; (ii) setting direction for the Company with management, including new investment initiatives and investment products; (iii) the hiring, dismissal and scope of responsibility of senior management; and (iv) the integration of the CLO platforms of CNCIM and the Company, and if approved by the Board, managing the execution of such actions. As a result, the directors elected to the Board by Bounty may exercise significant influence on matters considered by the Board. Bounty may have interests that diverge from, or even conflict with, our interests and those of our other stockholders.

The issuance of our common stock contemplated by the Acquisition Agreement and upon conversion of the Convertible Notes contemplated by the Convertible Notes Agreement will have a substantial dilutive effect on our common stock, which may adversely affect the market price of the our common stock.

        When the Transactions are completed, there will be an additional 4,545,455 shares of our common stock and an additional approximately 4,132,231 shares of the our common stock issuable upon conversion of the Convertible Notes, assuming we do not elect to pay any PIK Interest, which will be entitled to participate with respect to any dividends or other distributions paid on our common stock. When the Transactions are completed, the common stock owned by Bounty will represent approximately 41.3% of the outstanding shares of our common stock (excluding the shares of common stock issuable upon conversion of the Convertible Notes and exercise of outstanding options). Assuming the holders of the Convertible Notes elect to convert the entire principal amount of the Convertible Notes, the common stock owned by Bounty will represent approximately 57.3% of our common stock issued and outstanding as of the Record Date.

The market price of our common stock may decline as a result of the issuance of the our common stock contemplated by the Transactions.

        We are unable to predict the potential effects of the issuance of our common stock to Bounty pursuant to the Acquisition Agreement and the Convertible Notes to Bounty pursuant to the Convertible Notes Agreement on the trading activity and market price of our common stock. We have granted registration rights to Bounty for the resale of the shares of our common stock issued pursuant to the Acquisition Agreement and have granted registration rights to Bounty for the resale of the shares of our common stock issuable upon conversion of the Convertible Notes issued pursuant to the Convertible Agreement. These registration rights would facilitate the resale of such securities into the public market, and any such resale would increase the number of shares of our common stock available for public trading. Sales by Bounty of a substantial number of shares of our common stock in the public market, or the perception that such sales might occur, could have a material adverse effect on the price of our common stock.

If the Transactions are not completed, the price of our common stock and our future business and operations could be harmed.

        Ours and Bounty's obligations to complete the sale of CNCIM to us and ours and Bounty's obligations to complete the issuance of the Convertible Notes are subject to conditions, many of which are beyond the control of the parties. If the Transactions are not completed for any reason, we may be subject to a number of material risks, including the following:

  •
  We may be required under certain circumstances to pay Bounty a termination fee of $1,500,000 and to reimburse Bounty's legal expenses;

  •
  The price of our common stock may decline;

  •
  We may be subject to litigation related to the failure to complete the Transactions, which could require substantial time and resources to resolve;

  •
  Costs related to the Transactions, such as legal, accounting, proxy solicitation and printing fees, must be paid even if the Transactions are not completed;

  •
  Matters relating to the Transactions (including the negotiation of terms and integration planning) required a substantial commitment of time and resources by our management, which could otherwise have been devoted to other opportunities that may have been beneficial to us;

  •
  We may not be able to realize the expected benefits of the Acquisition of CNCIM;

  •
  If the Transactions are not completed, we may be unable to find a partner willing to engage in similar transactions on terms as favorable as those set forth in the Acquisition Agreement and the Convertible Notes Agreement, or at all; and

  •
  If we are unable to complete a Credit Enhancing Transaction (as defined in the New Indenture) in a timely fashion, the interest rate on the New Subordinated Notes will increase and the New Subordinated Notes will contain a restricted payment covenant.

Certain elements of the Transactions may discourage other parties from entering into transactions with us.

        While the Acquisition Agreement is in effect, subject to limited exceptions, we are prohibited from soliciting, initiating or encouraging any inquiries or proposals from third parties that may lead to a proposal or offer for an acquisition of or other significant transaction with us. In addition, if the Board terminates the Acquisition Agreement to accept an alternative transaction proposal or if the Board changes its recommendation of the proposal to approve the issuance of our common stock and Conversion Shares in response to a material event, development or change in circumstance that occurs, arises or becomes known to the Board, then we will be obligated to pay a termination fee of $1,500,000 to Bounty and reimburse Bounty for its legal expenses. These provisions, alone or in combination, could discourage other parties from trying to acquire us even though those other parties might be willing to offer greater value to us than that offered by the Transactions.

        In addition, after the completion of the Transactions, the ownership position and governance rights of Bounty could discourage a third party from proposing a change of control or other strategic transaction concerning us.

We may not be able to realize all of the benefits of the Acquisition of CNCIM.

        CNCIM derives its revenues from collateral management agreements with CLOs. Under the collateral management agreements, payment of CNCIM's management fees is generally subject to a "waterfall" structure providing that all or a portion of CNCIM's fees may be deferred if, among other things, the CLOs do not generate sufficient cash flows to pay the required interest on the notes they have issued to investors and certain expenses they have incurred. This could occur if the issuers of the collateral underlying the CLOs default on or defer payments of principal or interest relating to the collateral. If defaults and delinquencies on the assets underlying the CLOs occur, then CNCIM could experience declines in and deferrals of its management fees.

        Additionally, all or a portion of CNCIM's management fees from the CLOs that it manages may be deferred if the CLOs fail to meet their over-collateralization requirements. Pursuant to the "waterfall" structure discussed above, such failures generally require cash flows to be diverted to amortize the most senior class of notes prior to paying a portion of CNCIM's management fees. Defaulted assets, which in some CLOs may include severely-downgraded assets, are generally carried at a reduced value for purposes of the over-collateralization tests. In some CLOs, defaulted assets are required to be carried at their market values for purposes of the over-collateralization tests. In the event of defaults, severe downgrades and depressed market values of the collateral underlying the CLOs managed by CNCIM, the CLOs could breach their over-collateralization tests, which would result in declines in and deferrals of CNCIM's management fees.

        The CLOs managed by CNCIM generally contain structural provisions including, but not limited to, over-collateralization requirements and/or market value triggers that are meant to protect investors from deterioration in the credit quality of the underlying collateral pool. In certain cases, breaches of these structural provisions can lead to events of default under the indentures governing the CLOs and, ultimately, acceleration of the notes issued by the CLO and liquidation of the underlying collateral. In the event of a liquidation of the collateral underlying a CLO, CNCIM will lose client assets under management and therefore management fees, which could have a material and adverse effect on CNCIM's earnings.

        CNCIM's collateral management agreements allow investors that hold a specified amount of securities issued by the CLO to remove CNCIM for "cause," which typically includes CNCIM's violation of the management agreement or the CLO's indenture, CNCIM's breach of its representations and warranties under the agreement, CNCIM's bankruptcy or insolvency, fraud or a criminal offense by CNCIM or its employees, and the failure of certain of the CLO's performance tests. These "cause" provisions may be triggered from time to time with respect to the CLO Issuers and as a result CNCIM could be removed as the investment manager of a CLO. In the case of certain CLOs, CNCIM can also be removed as the investment manager upon its loss of specified key employees.

We must continue to retain, motivate and recruit executive, experts and other key employees, which may be difficult in light of uncertainty regarding the Transactions, and failure to do so could negatively affect the combined company.

        For the Transactions to be successful, during the period before the Transactions are completed, we must continue to retain, motivate and recruit executives, experts and other key employees. We must be successful at retaining key employees following the completion of the Transactions. Experienced experts and executives are in high demand and competition for their talents can be intense. Our employees may experience uncertainty about their future role with us until, or even after, strategies with regard to the combined companies are announced or executed. These potential distractions of the Transactions may adversely affect our ability to keep executives, experts and other key employees focused on applicable strategies and goals. A failure by us to retain and motivate executives, experts and other key employees during the period prior to or after the completion of the Transactions could have a material and adverse impact on our business.

Our existing stockholders will not receive any of the proceeds from the sale of the Convertible Notes.

        The net proceeds from the sale of the Convertible Notes will be paid directly to us. We intend to use the proceeds of the sale of the Convertible Notes, together with other funds, to finance the repurchase the Series A and Series B Notes.

The Transactions will result in an "ownership change" under Section 382 of the Code.

        The issuance of our common stock contemplated by the Acquisition Agreement will result in an "Ownership Change" as defined in Sections 382 and 383 of the Code. As a result of the occurrence of the Ownership Change, our ability to use our NOLs, NCLs and certain recognized built-in losses to reduce our taxable income in a future year would generally be limited, which could adversely affect our liquidity, earnings per share and the trading price of our Common Stock.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        We do not own any real property. We rent office space for our headquarters at 6250 North River Road, 9th Floor, Rosemont, Illinois 60018.

        On November 27, 2009, we entered into an amendment, or the Lease Amendment, to our original lease agreement dated July 11, 2005, as amended, or the Lease. Under the Lease, we currently rent 69,184 square feet of office space, or the Original Premises, for a term ending in 2021. Pursuant to the Lease Amendment, we agreed to vacate the Original Premises on or before April 30, 2010 and relocate to the 12th floor in the same building, consisting of 25,470 square feet of office space, or the New Premises.

        The term for the rental of the New Premises begins on October 1, 2010 and will expire on February 28, 2021. As a result of the relocation to the New Premises, our annual rent expense under the Lease will be reduced by approximately $1.3 million to reflect the reduced square footage of the New Premises. In addition, pursuant to the Lease Amendment, the amount of the letter of credit constituting our security deposit under the Lease was reduced from approximately $2.3 million to approximately $1.3 million. The Lease Amendment provides for a further reduction of the amount of the letter of credit to $0.5 million on September 30, 2010 upon the satisfaction of certain conditions.

        In connection with the Lease Amendment, we will recognize a non-cash acceleration of depreciation and amortization expense related to certain leasehold improvements and fixed assets on the Original Premises as a result of a shorter estimated life for the use of those assets. The total impact of the acceleration of the depreciation and amortization expense is approximately $6.9 million, which we will expense ratably from the date the Lease Amendment was signed (November 27, 2009) to the date on which we vacate the Original Premises (expected to be April 30, 2010). The impact of the accelerated depreciation during the year ended December 31, 2009 was approximately $1.4 million.

ITEM 3.    LEGAL PROCEEDINGS

        As previously reported, the SEC is conducting an investigation relating to certain practices associated with the offer, purchase or sale of collateralized mortgage obligations and real estate mortgage investment conduits, or REMICs and the creation of re-REMICs. The investigation concerns certain mortgage securities transactions effected by DCM for us in 2005 and 2006. We cannot predict the outcome of this investigation.

ITEM 4.    RESERVED

PART II.

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock is traded on the NASDAQ under the trading symbol "DFR." Our stock traded on the New York Stock Exchange, or NYSE, from our initial public offering on June 29, 2005 until November 20, 2008 when our common stock listing was transferred to the NYSE Amex LLC, or the NYSE Amex. Our stock traded on the NYSE Amex from November 20, 2008 until our common stock listing was voluntarily transferred to the NASDAQ on December 7, 2009. As of March 19, 2010, we had 6,455,357 shares of common stock issued and 6,454,924 shares of common stock outstanding, and there were approximately 1,555 holders of record. The closing price of our common stock as reported on the NASDAQ on March 19, 2010 was $5.22 per share.

        After the close of business on October 16, 2008, we effected a 1-for-10 reverse stock split of our common stock. All share and per share amounts throughout this Annual Report have been retroactively restated to reflect the reverse stock split, unless otherwise noted.

        The following table sets forth, for the periods indicated, the high and low closing prices of our common stock as reported on the NYSE, NYSE Amex and NASDAQ, as appropriate:

	Closing Stock Price
			Cash Dividends Declared Per Common Share
	High	Low
2009:
4th Quarter	$7.05	$3.98	$—
3rd Quarter	$9.43	$3.80	$—
2nd Quarter	$5.20	$1.05	$—
1st Quarter	$3.35	$0.97	$—
2008:
4th Quarter	$6.70	$2.34	$—
3rd Quarter	$12.80	$3.80	$0.85
2nd Quarter	$14.00	$6.50	$—
1st Quarter	$82.60	$8.50	$—

        We are no longer subject to the distribution requirements applicable to REITs. The covenants contained in our indebtedness currently prohibit us from declaring dividends or distributions on our common stock, and therefore, we do not expect to make dividend distributions in the foreseeable future. For more information regarding our distribution policy see "Part II—Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Distribution Policy." For more information regarding risk factors that could materially adversely affect our earnings and financial condition, please see "Part I—Item 1A. Risk Factors" and "Part II—Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Equity Compensation Plan Information

        The following table sets forth certain information, as of December 31, 2009, regarding our equity compensation plans:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (exluding securities reflected in column (a))
Equity compensation plans approved by security holders	—	—	261,197	(1)
Equity compensation plans not approved by security holders	—	—	—

Total	—	—	261,197

(1)
Includes restricted stock units, or Performance Shares, that settle in shares of common stock at a future date.

        See "Part II—Item 8. Financial Statements and Supplementary Data" in Note 15 for a summary of our equity compensation plans.

 PERFORMANCE GRAPH

        The following graph compares the total return on our common stock for the period from June 29, 2005, which was the first day our common stock traded on the NYSE, through December 31, 2009, with the Standard & Poor's 500 Stock Index, the Bloomberg Mortgage REIT Index and the Dow Jones US Asset Managers Index for the same period, assuming an investment of $100 in the common stock and each index for comparative purposes. We added the Dow Jones US Asset Managers Index to the performance graph as a comparison for our Investment Management segment. Total return equals appreciation in stock price plus dividends paid and assumes that all dividends are reinvested. The information herein has been obtained from sources believed to be reliable, but neither its accuracy nor its completeness is guaranteed. The performance graph is not necessarily indicative of future investment performance.

	12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009
Deerfield Capital Corp. (DFR)(1)	$100.00	$137.83	$76.17	$3.72	$4.80
Dow Jones US Asset Managers Index	$100.00	$121.48	$149.22	$77.00	$97.86
BBG REIT Mortgage Index	$100.00	$108.61	$52.53	$26.61	$29.31
Standard & Poor's 500 Stock Index	$100.00	$113.62	$117.63	$72.36	$89.33

(1)
Our stock traded on the NYSE from our initial public offering on June 29, 2005 until November 20, 2008, when our common stock listing was voluntarily transferred to the NYSE Amex. Our stock traded on the NYSE Amex from November 20, 2008 until our common stock listing was transferred to the NASDAQ on December 7, 2009. After the close of business on October 16, 2008, we effected a 1-for-10 reverse stock split of our common stock.

ITEM 6.    SELECTED FINANCIAL DATA

        The following table presents selected historical consolidated financial information, in thousands, except share and per share amounts, for the years ended December 31, 2009, 2008, 2007, 2006 and 2005, and as of December 31, 2009, 2008, 2007, 2006 and 2005. The selected historical consolidated financial information has been derived from our audited consolidated financial statements, some of which appear elsewhere in this Annual Report. Such selected financial data should be read in connection with "Part II—Item 8. Financial Statements and Supplementary Data" and "Part II—Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report. Historical financial information may not be indicative of our future performance.

Consolidated Statements of Operations Data:

	Year ended December 31,
	2009(1)	2008(1)	2007(1)	2006	2005
	(In thousands, except share and per share amounts)
Revenues
Interest income	$48,849	$122,341	$492,901	$459,298	$236,149
Interest expense	19,959	84,804	393,387	372,615	177,442

Net interest income(2)	28,890	37,537	99,514	86,683	58,707
Provision for loan losses(3)	20,114	75,996	8,433	2,000	—

Net interest income (expense) income after provision for loan losses	8,776	(38,459)	91,081	84,683	58,707
Investment advisory fees	17,880	40,161	1,455	—	—

Total net revenues	26,656	1,702	92,536	84,683	58,707
Expenses
Compensation and benefits(4)	12,144	26,917	1,309	—	—
Professional services	3,018	7,178	4,309	2,179	880
Insurance expense	3,089	2,907	751	718	681
Other general and administrative expenses	7,627	5,859	2,753	1,810	1,477
Depreciation and amortization	7,904	9,442	297	—	—
Occupancy	2,402	2,518	68	—	—
Management and incentive fee expense to related party(5)	972	—	14,326	19,031	15,088
Cost savings initiatives(6)	236	1,821	—	—	—
Impairment of intangible assets and goodwill(7)	1,828	146,006	—	—	—

Total expenses	39,220	202,648	23,813	23,738	18,126

Other Income and Gain (Loss)
Net (loss) gain on available-for-sale securities(8)	(14)	(4,694)	(112,296)	2,790	5,372
Net gain (loss) on investments at fair value(9)	9,798	(219,988)	15,496	750	(3,606)
Net gain (loss) on loans(10)	35,302	(99,047)	(14,550)	1,167	(409)
Net gain (loss) on derivatives(11)	2,547	(232,383)	(55,746)	5,664	3,758
Dividend income and other net (loss) gain	(287)	(1)	3,117	265	320
Net gain on the deconsolidation of Market Square CLO	29,551	—	—	—	—

Net other income and gain (loss)	76,897	(556,113)	(163,979)	10,636	5,435

Income (loss) before income tax expense	64,333	(757,059)	(95,256)	71,581	46,016
Income tax expense	29	351	980	6	95

Net income (loss)	64,304	(757,410)	(96,236)	71,575	45,921
Less: Cumulative convertible preferred stock dividends and accretion	—	2,393	355	—	—

Net income (loss) attributable to common stockholders	64,304	(759,803)	(96,591)	71,575	45,921
Net loss attributable to noncontrolling interest	2,594	—	—	—	—

Net income (loss) attributable to Deerfield Capital Corp.	$66,898	$(759,803)	$(96,591)	$71,575	$45,921

Net income (loss) attributable to Deerfield Capital Corp. per share—basic	9.93	(116.65)	(18.72)	13.92	11.70
Net income (loss) attributable to Deerfield Capital Corp. per share—diluted	9.93	(116.65)	(18.72)	13.88	11.66
Core earnings(12)	$21,283	$32,319	$77,453	$62,945	$40,581
Core earnings per share—Diluted(12)	$3.16	$4.96	$15.01	$12.20	$10.30
Weighted—average number of shares outstanding(13)(14):
Basic	6,740,039	6,513,674	5,160,625	5,141,919	3,926,029
Diluted	6,740,039	6,513,674	5,160,625	5,158,078	3,938,107
Metrics:
Common stock dividends declared(15)	$—	$5,669	$86,932	$80,650	$49,297
Dividends declared per common share outstanding	$—	$0.85	$16.80	$15.60	$12.30
Assets Under Management:
Investment Management(16)(17)	$9,193,908	$10,496,092	$14,491,951	n/a	n/a
Principal Investing(17)(18)	$593,562	$808,428	$7,076,344	$8,754,595	$7,754,267

	Year ended December 31,
	2009(1)	2008(1)	2007(1)	2006	2005
	(In thousands, except share and per share amounts)
Consolidated Balance Sheet Data (as of):
Total residential mortgage-backed securities	$305,174	$347,817	$6,327,178	$7,691,428	$7,010,870
Total assets	$720,222	$996,856	$7,787,969	$9,249,991	$8,203,812
Repurchase agreements	$291,463	$326,112	$5,303,865	$7,372,035	$6,768,396
Long term debt:
Recourse:
Trust preferred securities	$123,717	$123,717	$123,717	$123,717	$51,550
Series A & Series B Notes	$72,315	$71,768	$71,216	$—	$—
Non-Recourse:
DFR MM CLO(19)	$217,297	$231,000	$231,000	$—	$—
Wachovia facility(20)	$—	$13,932	$73,435	$260,950	$—
Market Square CLO(21)	$—	$276,000	$276,000	$276,000	$276,000
Pinetree CDO(22)		$—	$—	$287,825	$288,000
Series A cumulative convertible preferred stock	$—	$—	$116,162	$—	$—
Total stockholders' equity (deficit)	$6,860	$(82,434)	$468,574	$688,953	$697,203

(1)
On December 21, 2007, we completed the Merger and became internally managed. The aggregate consideration paid in connection with the Merger was 14,999,992 shares of Series A Preferred Stock (not adjusted to reflect the 1-for-10 reverse stock split effected on October 16, 2008) with a fair value of $7.75 per share, $73.9 million in principal amount of Series A and Series B Notes, $1.1 million in cash and $14.8 million in deal related costs, including $6.8 million of seller related deal costs. As a result of the Merger, Deerfield's results for the years ended December 31, 2009 and 2008 and the 10-day period from December 22, 2007 through December 31, 2007 are included in our consolidated statements of operations for the years ended December 31, 2009, 2008 and 2007 and balance sheet amounts as of December 31, 2009, 2008 and 2007.

(2)
Our Principal Investing portfolio of investments totaled $0.6 billion, $0.8 billion, $7.1 billion, $8.8 billion and $7.8 billion as of December 31, 2009, 2008, 2007, 2006 and 2005, respectively.

(3)
During 2009, provision for loan losses of $20.1 million were recorded. The 2009 provision was primarily comprised of $18.1 million related to five loans held in DFR MM CLO and as of December 31, 2009 we still held three of these loans with total outstanding principal of $12.7 million. In addition, we recorded recoveries of $2.9 million related to the two loans we no longer hold. In addition, during 2009 we recorded $4.4 million related to three commercial real estate loans still being held for investment with total outstanding principal of $8.1 million and $0.5 million related to one commercial real estate loan which we no longer own. The 2008 provision for loan losses of $76.0 million was composed of $54.1 million related to the transfer of certain loans from held for investment to held for sale, $1.1 million of which were subsequently sold, and $21.9 million related to loans held for investment as of December 31, 2008. During 2007, the net provision for loan losses recorded was composed of an increase in the provision of $12.2 million related to three loans, partially offset by a $3.8 million recovery on one of the loans. The 2006 provision for loan losses of $2.0 million was recorded for one loan which represented the amortized cost basis of that loan over the discontinued expected future cash flows.

(4)
Prior to the Merger, we were externally managed by Deerfield and had no employees. As a result of the Merger, on December 21, 2007, we acquired our Investment Management segment and the employees of Deerfield.

(5)
Prior to the merger we issued to DCM 40,385 shares of restricted stock and stock options to purchase 134,615 shares of our common stock. In connection with these issuances, we have recorded $(0.1) million, $2.4 million and $3.8 million of share-based compensation for the years ended December 31, 2007, 2006 and 2005, respectively. As a result of the Merger, we no longer have these management or incentive fee expenses with DCM. In connection with DPLC, which commenced operations on April 9, 2009, we recorded management fee expense of $1.0 million for the year ended December 31, 2009.

(6)
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

(7)
For the year ended December 31, 2009, we recorded $1.0 million of impairment charges related to the intangible assets associated with the management contracts for certain CDOs and $0.8 million related to the "Deerfield" trade name. The 2008 impairment of intangible assets and goodwill is composed of a full impairment of $98.7 million on goodwill recorded in conjunction with the Merger, $47.3 million of impairment charges on intangible assets, which was composed of $35.4 million related to the intangible assets associated with the management contracts for our investment funds, which were liquidated during 2008, $7.9 million related to the intangible assets associated with the management contracts for certain CDOs and $4.0 million related to the "Deerfield" trade name.

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

(9)
Net gain on investments at fair value of $9.8 million for the year ended December 31, 2009 is primarily comprised of $2.9 million of related gains on RMBS sales during the year, $2.3 million of unrealized gains on RMBS, $3.3 million in unrealized gains on other investments at fair value, $1.1 million in unrealized gains on investments held in DPLC and $0.2 million in realized gains on investments held in DPLC. Net loss on investments at fair value of $220.0 million for the year ended December 31, 2008 is comprised of $179.5 million of realized losses on RMBS sales during the year, $36.5 million of unrealized losses on RMBS and $4.0 million in losses on preferred shares of CDOs.

(10)
Net gain on loans of $35.3 million for the year ended December 31, 2009 is comprised primarily of $43.1 million in net gains on loans held for sale in Market Square CLO and $3.2 million in net gains on loans held for investment, partially offset by $11.0 million in net losses on other loans held for sale. Net loss on loans of $99.0 million for the year ended December 31, 2008 is comprised primarily of $86.1 million in net losses on loans held for sale in Market Square CLO.

(11)
Net gain (loss) on derivatives of $2.5 million, $(232.4) million and $(55.7) million for the years ended December 31, 2009, 2008 and 2007, respectively, is primarily attributable to gains (losses) on interest rate swaps. The loss during 2008 was primarily the result of significant unfavorable rate changes during the first quarter of 2008, which caused us to terminate the majority of our interest rate swaps at a significant loss. The loss during 2007 was primarily a result of the de-designation of a significant number of interest rate swaps combined with unfavorable interest rate changes.

(12)
Core earnings represent a non-GAAP financial measure. Please see the "Reconciliation of Non-GAAP Financial Measures—Core Earnings" within Results of Operations for a reconciliation between the comparable GAAP measure and a discussion of the importance placed on this measure by management.

(13)
In July 2005, we completed our initial public offering of 2,500,000 shares of common stock at $160.00 per share that generated net proceeds of $363.1 million. We sold 2,432,072 shares of common stock, and selling stockholders sold 67,928 shares of common stock.

(14)
In March 2008, the Series A Preferred Stock was converted into 14,999,992 shares of common stock (not adjusted to reflect the 1-for-10 reverse stock split effected on October 16, 2008). We purchased and retired 220,000 shares of common stock (adjusted to reflect the 1-for-10 reverse stock split effected on October 16, 2008) in 2008.

(15)
Common stock cash dividends declared and per share amounts for 2005, 2006, 2007 and 2008 are calculated by adding the individual quarterly dividends together for the respective year. Common stock dividend declared during 2008 represents the final distribution of 2007 REIT taxable income to stockholders.

(16)
AUM for the Investment Management segment includes $288.5 million and $303.1 million related to DFR MM CLO, as of January 1, 2010 and 2009, respectively and $295.1 million related to Market Square CLO as of January 1, 2009. DCM manages DFR MM CLO, but is not contractually entitled to receive any management fees so long as 100% of the equity is held by DC LLC or an affiliate thereof.

(17)
AUM for DFR MM CLO and DPLC is included in both Investment Management segment AUM and Principal Investing segment AUM for January 1, 2010. AUM for DFR MM CLO and Market Square CLO is included in both Investment Management segment AUM and Principal Investing segment AUM for January 1, 2009.

(18)
AUM for the Principal Investing segment excludes CDS transactions and total return swaps and is reflected net of allowance for loan losses of $15.9 million, $20.0 million, $5.3 million and $2.0 million as of December 31, 2009, 2008, 2007 and 2006, respectively.

(19)
In July 2007 we purchased 100% of the equity interests, issued as subordinated notes and ordinary shares, in DFR MM CLO for $50.0 million. In addition to issuing the subordinated notes and ordinary shares, DFR MM CLO also issued several classes of notes, aggregating $250.0 million, discussed in "Part II—Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Liabilities." We also purchased all of the "BBB/Baa2" rated notes of DFR MM CLO for $19.0 million. The remaining $231.0 million of outstanding notes of DFR MM CLO were purchased by third party investors. DFR MM CLO is a VIE under FIN 46(R). We are the primary beneficiary of the VIE, causing us to consolidate the entity. DFR MM CLO is a bankruptcy remote entity.

(20)
The long term debt related to the Wachovia Facility was fully repaid in August 2009, and all of our obligations thereunder were satisfied.

(21)
The long term debt related to the Market Square CLO was deconsolidated June 30, 2009 as a result of our sale of preference shares causing us to no longer be deemed the primary beneficiary of the VIE.

(22)
The long term debt related to the Pinetree CDO Ltd., or Pinetree CDO, was deconsolidated in 2007 as a result of our sale of preference shares causing us to no longer be deemed the primary beneficiary of the VIE.

n/a—not applicable

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The statements in this discussion regarding the industry outlook and our expectations regarding the future performance of our business and the other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in "Special Note Regarding Forward-Looking Statements" and "Part I—Item 1A. Risk Factors." You should read the following discussion together with our consolidated financial statements and notes thereto included in "Part II—Item 8. Financial Statements and Supplementary Data."

Overview

        We are a Maryland corporation with an Investment Management segment that manages approximately $9.2 billion of client assets as of January 1, 2010, including bank loans and other corporate debt, RMBS, government securities and ABS. In addition, our Principal Investing segment has an investment portfolio of approximately $593.6 million as of December 31, 2009, comprised of fixed income investments, including bank loans and other corporate debt and RMBS. Historically, we had elected to be taxed as a REIT. However, our status as a REIT terminated in 2008 when we converted to a C corporation to maximize the use of potential significant tax benefits and provide more flexibility with respect to future capital investment.

        From our inception in December 2004 through December 21, 2007, we were externally managed by our indirect, wholly-owned subsidiary, DCM. As an externally-managed company, we had no employees of our own and relied on DCM to conduct our business and operations. All of our investment management services were provided by DCM under the supervision of our Board.

        On December 21, 2007, we completed our acquisition of Deerfield pursuant to a merger agreement, dated as of December 17, 2007, among us, DFR Merger Company, LLC (our wholly-owned subsidiary that was merged into Deerfield), Deerfield and Triarc (as sellers' representative), by which DFR Merger Company, LLC was merged with and into Deerfield, or the Merger. As a result of the Merger, each of Deerfield and DCM became our indirect, wholly-owned subsidiaries, and we became internally managed. DCM is a Chicago-based, SEC-registered investment adviser dedicated to serving the needs of investors by providing a variety of investment opportunities including structured vehicles, separately managed accounts and investment funds. The Deerfield organization commenced investment management operations in 1993. As of December 31, 2009, we had approximately 67 employees.

        On December 7, 2009, we completed the voluntary transfer of the listing of our common stock from the NYSE Amex, to the NASDAQ Stock Market LLC, or the NASDAQ. Our common stock trades under the ticker symbol "DFR."

  Our Business

        Our business is managed in two operating segments: Investment Management and Principal Investing. Our Investment Management segment involves earning investment advisory fees for managing a variety of investment products including collateralized debt obligations, or CDOs, separately managed accounts and other investment vehicles. Our Principal Investing segment involves maintaining an investment portfolio comprised primarily of bank loans and other corporate debt and Agency RMBS (as defined below). Agency RMBS are backed by mortgage loans and are guaranteed as to principal and interest by federally chartered entities such as Fannie Mae or Freddie Mac, and, in the case of Ginnie Mae, the U.S. government. We refer to these entities as "Agencies" and to RMBS guaranteed or issued by the Agencies as "Agency RMBS." Our Agency RMBS portfolio consists of Fannie Mae and Freddie Mac securities. We refer to our investments in senior secured loans (first lien and second lien term loans), senior subordinated debt facilities and other junior securities, typically in middle market companies across a range of industries, as "Corporate Loans."

  Investment Management Segment

        Our Investment Management segment is operated through DCM. DCM manages investment accounts for various types of clients, including CDOs, separately managed accounts (separate, non-pooled accounts established by clients) and other investment vehicles. Except for the separately managed accounts, these clients are collective investment vehicles that pool the capital contributions of multiple investors, which are typically financial institutions, such as insurance companies and banks, employee benefits plans and "funds of funds" (investment funds that in turn allocate their assets to a variety of other investment funds). Our teams that manage these accounts are supported by various other groups within DCM, such as risk management, systems, accounting, operations and legal. DCM enters into an investment management agreement with each client, pursuant to which the client grants DCM certain discretion to purchase and sell securities and other financial instruments.

        Our primary source of revenue from our Investment Management segment is the investment advisory fees paid by the accounts we manage. These fees typically consist of management fees based on the account's assets and, in some cases, performance fees based on the profits we generate for the account.

  AUM

        As of January 1, 2010, DCM's total assets under management, or AUM, was approximately $9.2 billion, held in 28 CDOs, six separately managed accounts and one other investment vehicle.

        The following table summarizes the AUM for each of our product categories:

	As of January 1,
	2010		2009
	Number of Accounts	AUM	Number of Accounts	AUM
		(In thousands)		(In thousands)
CDOs(1):
CLOs	12	$4,041,540	12	$4,286,407
Asset-backed securities	12	4,054,722	12	5,229,331
Corporate bonds	4	754,815	3	775,153

Total CDOs	28	8,851,077	27	10,290,891

Separately managed accounts(2)	6	320,464	5	205,201
Other investment vehicle(3)	1	22,367	—	—

Total AUM(4)		$9,193,908		$10,496,092

(1)
CDO AUM numbers generally reflect the aggregate principal or notional balance of the collateral and, in some cases, the cash balance held by the CDOs and are as of the date of the last trustee report received for each CDO prior to January 1, 2010 and 2009, respectively. The AUM for our Euro-denominated CDOs has been converted into U.S. dollars using the spot rate of exchange as of the respective AUM date.

(2)
AUM for certain of the separately managed accounts is a multiple of the capital actually invested in such account. Management fees for these accounts are paid on this higher AUM amount.

(3)
Other investment vehicle AUM represents the AUM of DPLC.

(4)
Included in Total AUM for January 1, 2010 is $288.5 million related to DFR MM CLO. Included in Total AUM for January 1, 2009 is $303.1 million related to DFR MM CLO and $295.1 million related to Market Square CLO. DCM manages DFR MM CLO and Market Square CLO but is not contractually entitled to receive any management fees so long as 100% of the equity is held by DC LLC or an affiliate thereof. As a result of the sale of our preference shares, as of July 1, 2009 we began to receive management fees from Market Square CLO.

  Principal Investing Segment

        Income from our Principal Investing segment is influenced by four factors: (i) the nominal amount of interest income we earn on our investment portfolio and the net spread, or difference, between the interest income we earn on our investment portfolio and the cost of our borrowings net of hedging derivatives, if any, (ii) the net recognized gains and losses, if any, on our investment portfolio, (iii) provision for loan losses, if any, and (iv) the volume or aggregate amount of such investments. We use leverage to seek to enhance our returns, which can also magnify losses. The cost of borrowings to finance our investments comprises a significant portion of our operating expenses.

        The following table is a summary of our Principal Investing segment by asset class:

	December 31,
	2009		2008		2007
Principal Investments	Carrying Value	% of Total Investments	Carrying Value	% of Total Investments	Carrying Value	% of Total Investments
	(In thousands)		(In thousands)		(In thousands)
RMBS(1)	$305,174	50.1%	$347,817	42.0%	$6,327,178	89.3%
Corporate leveraged loans:
Loans held in DFR MM CLO	269,168	44.2%	243,103	29.3%	291,189	4.1%
Loans held in the Wachovia Facility	—	0.0%	21,742	2.6%	115,049	1.6%
Other corporate leveraged loans	536	0.1%	12,394	1.5%	34,307	0.5%
Assets held in Market Square CLO(2)	—	0.0%	186,305	22.5%	265,483	3.8%
Loans held in DPLC	16,131	2.6%	—	0.0%	—	0.0%
Commercial real estate loans and securities(3)	9,417	1.5%	12,282	1.5%	35,295	0.5%
Equity securities	4,287	0.7%	4,764	0.6%	5,472	0.1%
Other investments	4,738	0.8%	—	0.0%	2,641	0.1%

Total Investments	609,451	100.0%	828,407	100.0%	7,076,614	100.0%

Allowance for loan losses	(15,889)		(19,979)		(5,300)

Net Investments	$593,562		$808,428		$7,071,314

(1)
RMBS are either Agency RMBS or non-Agency RMBS and 2007 includes interest-only strip securities and principal-only securities. As of December 31, 2009, 2008 and 2007, non-Agency RMBS represented $2.6 million, $5.4 million, and $1.6 billion of the outstanding RMBS, respectively.

(2)
Assets held in Market Square CLO include syndicated bank loans of $184.0 million and $261.7 million and high yield corporate bonds and ABS of $2.3 million and $3.8 million as of December 31, 2008 and 2007, respectively.

(3)
Commercial real estate loans and securities for 2007 include participating interests in commercial mortgage loans.

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

        Our strategies to achieve growth in revenues centers on four areas: (i) acquisition of existing CDO and CLO contracts from other managers, (ii) internal development of new product offerings relying on existing capabilities, (iii) introduction of new products resulting from acquisitions of and ventures with external managers and (iv) creation of new CLO structures as the market environment improves and the economics for new issuances become attractive to investors.

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

        We are focused on managing our Principal Investing segment by opportunistically redeploying our capital into other fee-based strategies. In the near term, we expect to continue to hold our RMBS portfolio both for the net interest income it provides and as a source of liquidity.

        Additionally, we continue to actively explore strategic opportunities in order to maximize value for our stockholders.

Trends

        We have identified the following trends that may affect our business:

        Credit market dislocation.    The well-publicized disruptions in the financial markets that began in 2007 and escalated throughout 2008 significantly diminished through the second half of 2009. The numerous programs implemented by the U.S. government aimed at stabilizing credit markets and improving overall financial system liquidity show signs of having the desired effect. Among the signs of returning stability and confidence in financial markets was a strong increase in equity markets with the Dow Jones Industrial Average and the S&P 500 advancing by 23% and 21%, respectively, during the second half of 2009. Another sign that markets may be resuming more normal operations was an increased pace of mergers and acquisitions. Further contributing to a sense of returning normalcy was the relative stability of treasury yields. On balance, rates along the yield curve moved by 31 basis points or less from June 30, 2009 to December 31, 2009, with the shorter end of the curve (3 years or less) moving less than 16 basis points. The trailing 100 day volatility on the 10 year Treasury bond declined from 52.5% at June 30, 2009 to 27.2% by the end of the year. While we certainly cannot predict the long-term effect that these programs will have on financial markets or our business, we have observed that the massive liquidity provided by the government via the numerous programs it implemented had the effect of raising prices and lowering risk premiums.

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

        Corporate credit performance.    Corporate default rates have increased over the past year as the U.S. economy weakened and financial markets deteriorated. As noted above, stock prices have recently risen, and corporate earnings reports for many companies point to improving economic conditions. Although there may be some further cyclical increase in corporate defaults over the coming months, we expect government stimulus programs and improving economic conditions to begin moderating the pace of such defaults. If the stimulus packages are not effective in promoting growth, it is possible that recent signs of improvement will give way to renewed economic weakness. A further weakening of the U.S. economy would likely result in further increases in corporate default rates. Such increases would likely further reduce the returns associated with certain of our investments, particularly the Corporate Loans held in both our Principal Investing portfolio and in certain of the vehicles managed within our Investment Management segment. Increases in defaults could also cause us to trigger or prolong the effects of certain structural provisions in the CDOs that we own and manage. These structural provisions include, but are not limited to, overcollateralization requirements that are meant to protect investors from deterioration in the credit quality of the underlying collateral pool.

        Credit spreads.    Beginning in the second half of 2007, credit markets experienced significantly higher yields and wider spreads versus Treasury securities. For example, the yield spread on the Barclay's High Yield Bond Index increased from 295 basis points over Treasuries at June 30, 2007 to a peak of 1830 basis points in

November of 2008. The widening of credit spreads evidenced by that index was pervasive and resulted in a decline over that period in the fair value for most of our investments and in the securities we manage. The second half of 2009 saw a dramatic narrowing of credit spreads, as evidenced by the spread on the Barclays High Yield Bond Index falling from 945 basis points as of June 30, 2009 to 617 basis points as of December 31, 2009. This narrowing of spreads has had a positive influence on the value of many of our investments, but may also have the effect of reducing the future attractiveness of such investments and reducing future net interest income.

        Yield curve.    The difference in yields offered on similar securities of different maturity (commonly referred to as the yield curve) can have an important influence on our financial results. Our earnings are derived in part from the rate difference between the cost of our funding sources (such as repurchase agreements) and the earning rate of the assets purchased (such as RMBS). To the extent that there is a mismatch in the maturity of our funding sources in relation to the assets purchased, we may have exposure to a change in the shape of the yield curve. Historically, we attempted to limit our exposure to this risk by engaging in various types of hedging activities such as the use of interest rate swaps. Due to current market conditions and the historically large differential between short term and intermediate term yields, we are now operating with a larger duration gap and have reduced our hedging activities. This decision has had the near-term effect of increasing the net interest income on our RMBS portfolio. However, if short term yields rise in relation to intermediate term yields (a flattening of the yield curve), we would likely experience a reduction in net interest income. During 2009, the yield curve steepened, with the yield differential between 6 month treasury bills and 10 year treasury notes increasing from 1.95% to 3.65%. The most dramatic steepening occurred in the first half of 2009 as the yield differential between 6 month treasury bills and 10 year treasury notes at June 30, 2009 grew to 3.19%. In the second half of the year, the spread fluctuated between a low of 3.03% and a high of 3.65% which is where it finished the year.

        CDO financing and management.    The reduction in liquidity and widening of credit spreads have resulted in significant downward pressure on the market values of assets typically held in and financed by CDOs. These decreased market values, along with increased default rates on assets held in CDOs and significant rating agency downgrades of the collateral underlying certain of our CDOs, have caused our CDOs to trigger certain of their structural provisions and potentially events of default, either of which reduce our management fees and our AUM. See "Results of Operations—Investment Management Segment—CDOs" for further information.

        There was a substantial increase in prices of syndicated bank loans throughout 2009. This price increase, coupled with moderating loan defaults, has helped to repair some of the structural provisions in our bank loan CDOs, which has increased the management fees we earn on certain of our CDOs. We expect these structural provisions to continue to repair, which would be expected to result in higher management fees in 2010 when compared to the trend we were experiencing during 2009. In addition, in CDOs where we hold the subordinated notes or equity, this trend will increase the probability that we will begin to receive cash distributions from those CDOs in the near term.

        The improving economic environment raises the possibility that new CLO issuances may resume during 2010. For newly formed CLOs we would also expect the relative size of the equity portion of the capital structure to be a larger percentage of the overall deal when compared to the CLOs we currently manage. While we do expect new CLOs to be launched in 2010, it is very difficult to determine when or how these new CLOs will be structured. While overall conditions in the credit markets appear to be improving, there has been a significant reduction in the number of banks willing to provide warehouse financing for collateral and, in those cases where financing is available, the banks are charging significantly higher fees and interest rates in addition to requiring more capital from borrowers. Similarly, potential investors are demanding significantly higher interest rates on CLO liabilities. To the extent that we are successful in creating new CLOs, the management fees we earn from managing these new CLOs may be significantly lower and we may be required to invest more of our capital into a new CLO, which may negatively affect our ability to grow our AUM and revenue.

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

        Market environment.    In response to a rapidly deteriorating economic and credit environment, the Federal Reserve lowered the targeted Federal Funds rate from 4.25% to 0.25% during 2008. As a result, the yield curve steepened, with the yield on the three-month U.S. Treasury bill decreasing by 316 basis points, while the yield on the five-year U.S. Treasury note decreased by only 189 basis points. During 2009, the shape of the yield curve steepened further with short yields remaining relatively stable while yields on intermediate maturities experienced marked increases. During this period, the yield on the three-month U.S. Treasury bill decreased from 7.6 basis points to a yield of 4.8 basis points, while the yield on the five-year U.S. Treasury note increased by 113 basis points, from 155 basis points to a yield of 268 basis points. Such an increase in the spread between short and longer maturities generally results in an increase in our net interest income on our RMBS, as the financing of our RMBS is usually shorter in term than the fixed rate period of our RMBS, which is heavily weighted towards hybrid adjustable rate RMBS. Conversely, if the curve spread decreased, our net interest income would likely decrease.

        Valuation of investments.    Fewer financing options and tighter lending standards had the widespread effect of forcing investors to offer for sale a significant amount of investment assets under distressed market circumstances. This increase in investment assets for sale, together with investors' diminished confidence in their ability to assess the quality of credit-sensitive investments, caused significant price volatility in previously stable asset classes. As a result, the valuation process for certain types of investments has become more uncertain and subjective, and prices obtained through such process may not necessarily represent what we would receive in an actual sale of a given investment.

Critical Accounting Policies

        Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. These accounting principles require us to make some complex and subjective decisions and assessments. Our most critical accounting policies involve decisions and assessments that could affect our reported assets and liabilities, as well as our reported revenues and expenses. We believe that all of the decisions and assessments inherent in our financial statements were reasonable, based upon information available to us. We rely on management's experience and analysis of historical and current market data in order to arrive at what we believe to be reasonable estimates. Under varying conditions, we could report materially different amounts arising under these critical accounting policies. We have identified our most critical accounting policies to be the following:

  Fair Value of Financial Instruments

        Effective January 1, 2008, we adopted Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 820—Fair Value Measurements and Disclosures, or ASC Topic 820. ASC Topic 820 defines fair value, establishes a framework used to measure fair value and enhances disclosure requirements for fair value measurements. In accordance with ASC Topic 820, we have categorized our financial instruments carried at fair value, based on the priority of the valuation technique, into a three-level fair value hierarchy. The valuation hierarchy is based upon the transparency of the inputs to the valuation of the asset or liability as of the measurement date. A financial instrument's categorization within the valuation hierarchy is based on the lowest level of input that is significant to the fair value measurement. The three levels are defined as follows:

        Level 1—inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

        The types of assets carried at Level 1 generally are equity securities listed on an active exchange. During the year ended December 31, 2009, we traded certain futures contracts which were classified as Level 1. We held no Level 1 securities as of December 31, 2009.

        Level 2—inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

        Our assets and liabilities that are generally included in this category are Agency RMBS, loans classified as either investments at fair value or loans held for sale where asset valuations are provided by independent pricing services and interest rate derivatives. As of December 31, 2009, $320.0 million, or 97.9%, of our financial assets are classified as Level 2 within the fair value hierarchy, and $0.5 million, or 55.3%, of our financial liabilities at fair value (consisting solely of interest rate derivative liabilities) are classified as Level 2.

        Level 3—inputs to the valuation methodology include significant unobservable inputs to the fair value measurement. This includes situations where there is little, if any, market activity for the asset or liability.

        Our assets and liabilities that are generally included in this category are non-Agency RMBS, commercial mortgage-backed securities, or CMBS, corporate bonds, preferred shares of CDOs, beneficial interests in CDOs, contingent liabilities related to CDOs, loans classified as either investments at fair value or loans held for sale and loans held for investment where asset valuations are not provided by independent pricing services, and warrants. Level 3 also includes loans held for investment in periods when an impairment charge is taken. As of December 31, 2009, $6.8 million, or 2.1%, of financial assets measured at fair value on a recurring basis are classified as Level 3 within the fair value hierarchy, and $0.4 million, or 44.7%, of financial liabilities at fair value (consisting solely of a contingent liability) are classified as Level 3.

        Net transfers out of Level 3 into Level 2 during the year ended December 31, 2009 were $17.5 million and represented a change to our classification for loans and preferred shares of CLOs which are provided by independent third parties using observable inputs are now classified as Level 2, rather than as Level 3 within the valuation hierarchy as of December 31, 2008. We changed our classification as a result of the increased liquidity in the loan market since the adoption of ASC Topic 820, which provided more observable market valuation inputs to the independent third parties providing these valuations.

        As defined in ASC Topic 820, fair value is the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation models involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments' complexity.

        Many financial assets and liabilities have bid and ask prices that can be observed in the marketplace. Bid prices reflect the highest price that market participants are willing to pay for an asset. Ask prices represent the lowest price that market participants are willing to accept for an asset. For financial assets and liabilities whose inputs are based on bid-ask prices, our policy is to take the mid-point in the bid-ask spread to value these assets and liabilities as a practical expedient for determining fair value permissible under ASC Topic 820.

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

        The availability of observable inputs can vary depending on the financial asset or liability and is affected by a wide variety of factors, including, for example, the type of product, whether the product is new, whether the product is traded on an active exchange or in the secondary market and the current market conditions. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, by us or independent third parties, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by us in determining fair value is greatest for assets classified in Level 3.

        We have controls in place to ensure that our valuations are appropriate. Any changes to the valuation methodology are reviewed by management to verify that the changes are justified. As markets change, new products develop and the pricing for products becomes more or less transparent, we will continue to refine our valuation methodologies.

  Interest Income Recognition

        Interest income is accrued based upon the outstanding principal amount of the securities and their contractual interest terms. Premiums and discounts are amortized or accreted into interest income over the estimated lives of the securities using a method that approximates the effective yield method in accordance with ASC Topic 310—Receivables, or ASC Topic 310.

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

  Loans

        Our investments in loans are classified either as investments at fair value, loans held for sale or loans held for investment, depending on either our election of fair value or the investment strategy for each loan. Loans held for sale are carried at the lower of cost or fair value. If the fair value of a loan is less than its cost basis, a valuation adjustment is recognized in the consolidated statement of operations, and the loan's carrying value is adjusted accordingly. The valuation adjustment may be recovered in the event the fair value increases. Loans held for investment are carried at amortized cost with an allowance for loan losses, if necessary. Any premium or discount is amortized or accreted to interest income over the life of the loan using a method that approximates the effective yield method. Interest income is accrued based upon the outstanding principal amounts of the loans and their contractual terms. The classification of loans may change from held for investment to held for sale. When such a change occurs, the loans are adjusted to the lower of cost or fair value with the provision for loan losses reflecting the difference. This establishes a new cost for the purposes of applying the lower of cost or fair value policy.

  Allowance and Provision for Loan Losses

        We continually monitor the quality of our portfolio through regular reviews by our valuation committee. In accordance with ASC Topic 320—Investments—Debt and Equity Securities, or ASC Topic 320, we establish an allowance for loan losses at a level considered adequate based on management's evaluation of all available and relevant information related to the loan portfolio, including historical and industry loss experience, economic conditions and trends, estimated fair value and quality of collateral, estimated fair values of loans and other relevant factors.

        To estimate the allowance for loan losses, we first identify impaired loans. We review and consider each loan for impairment individually at each reporting date. We consider a loan to be impaired when, based on current information and events, management believes it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. When a loan is impaired, the allowance for loan losses is increased by the amount of the excess of the amortized cost basis of the loan over the present value of projected future cash flows except that, if practical, the loan's observable market price or the fair value of the collateral may also be used. We consider the current financial information of the borrowing company and its performance against plan and changes to the market for the borrowings company's service or product amongst other factors when evaluating projected future cash flows. Increases in the allowance for loan losses are recognized in the consolidated statements of operations as a provision for loan losses. If the loan or a portion thereof is deemed uncollectible, a charge-off or write-down of a loan is recorded, and the allowance for loan losses is reduced.

        An impaired loan may be left on accrual status during the period in which we are pursuing repayment of the loan. We review all impaired loans and loans that become 90-days delinquent for possible placement on non-accrual status when we believe that scheduled debt service payments will not be met within the coming 12 months. When placed on non-accrual status, all accrued but uncollected interest is reversed and charged against interest income. While on non-accrual status, interest income is recognized only upon actual receipt. However, when there is doubt regarding the ultimate collectability of loan principal, the cost recovery method is utilized. Loans are restored to accrual status after principal and interest payments are brought current and future contractual amounts due are reasonably assured.

  Impairment of Intangible Assets

        Intangible assets are tested for impairment at least annually or more frequently if events or circumstances indicate that the asset might be impaired. An impairment charge is recorded if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its fair value.

        After an impairment charge is recognized, the adjusted carrying amount of the intangible asset, including goodwill, is the new cost basis. Any recovery in value is not recognized unless the underlying asset or net asset is subsequently sold. The evaluation of intangible assets for impairment requires management to make estimates and exercise significant judgment. As of December 31, 2009, we have recorded significant impairment charges to our intangible assets, recorded as a result of the Merger.

  Variable Interest Entities

        In accordance with ASC Topic 810—Consolidation, or ASC Topic 810, we identify any potential VIEs and determine if the assets, liabilities, noncontrolling interests and results of operations of a VIE need to be included in our consolidated financial statements. A company that holds variable interests in a VIE will need to consolidate that entity if the company's interest in the VIE is such that the company will absorb a majority of the VIE's anticipated losses and/or receive a majority of the VIE's expected residual returns and therefore be deemed the primary beneficiary. This analysis may involve significant judgments about projected cash flows of the VIE.

        As of December 31, 2009, 2008 and 2007 and for the years ended December 31, 2009, 2008 and 2007, we consolidated DFR MM CLO, as we were deemed to be the primary beneficiary of this VIE. We also consolidated Market Square CLO as of December 31, 2008 and 2007 and for the years ended December 31, 2008 and 2007. On June 30, 2009, we sold all of our preference shares in Market Square CLO to an unrelated third party in exchange for an upfront payment and a delayed purchase price in the form of a right to receive a portion of the future distributions, if any, on the preference shares. As a result of the sale, we determined that we were no longer the primary beneficiary of Market Square CLO and therefore deconsolidated Market Square CLO. We are, however, deemed to retain a beneficial interest in the preference shares of Market Square CLO as a result of the delayed purchase price. The carrying value of the beneficial interest was $2.4 million as of December 31, 2009. As of December 31, 2009, none of the Market Square CLO assets, liabilities or equity are included in our consolidated balance sheet; however, all of the financial impacts to the consolidated statements of operations from the previous consolidation of Market Square CLO were recognized through June 30, 2009. We recognized a gain on the deconsolidation of Market Square CLO of $29.6 million in the consolidated statements of operations for the year ended December 31, 2009. As a result of the sale of all of our preference shares in Market Square CLO, pursuant to the terms of the related management agreement, we began to receive investment advisory fees from Market Square CLO. We also consolidated Pinetree CDO Ltd., or Pinetree CDO, for the year ended December 31, 2007, but on December 31, 2007, we sold all of our interests in Pinetree CDO and deconsolidated Pinetree CDO as we were no longer the primary beneficiary of such VIE. As a result of the Pinetree CDO sale, pursuant to the terms of the related management agreement, we began to receive investment advisory fees from Pinetree CDO.

        During the year ended December 31, 2009, we also consolidated DPLC as a result of our controlling interest therein pursuant to the consolidation guidance in ASC Topic 810—Consolidation, or ASC Topic 810. We consolidated 100% of the assets and liabilities of DPLC and DPLC GP, through which we made our investment in DPLC. We have a controlling financial interest in DPLC and DPLC GP as a result of our owning more than 50% of the outstanding voting interests in DPLC GP. Although we consolidate 100% of the assets and liabilities and the results of operations of DPLC and DPLC GP, our maximum exposure to loss on our investment in these entities is limited to our investment in DPLC GP, which as of December 31, 2009 totaled approximately $4.0 million. Pegasus has a liquidation preference related to DPLC which prevents DFR from receiving certain distributions from DPLC unless and until Pegasus has received an amount equal to its initial capital contributions to DPLC. Net loss attributable to DFR in our consolidated statements of operations excludes the net loss attributable to the noncontrolling interest in DPLC. We consolidated assets of $21.8 million and liabilities of $0.9 million related to DPLC as of December 31, 2009.

  Income Taxes

        Historically, we had elected to be taxed as a REIT. However, our REIT status terminated in 2008 when we converted to a C corporation to maximize the use of potential significant tax benefits and provide more flexibility with respect to future capital investment.

        For the 2009 taxable year, we expect to file a consolidated U.S. federal income tax return with all of our domestic corporate subsidiaries, including the five domestic corporations that owned our investments in DFR MM CLO and the entities that own 100% of the equity of Deerfield as a result of the Merger, DFR TRS I Corp. and DFR TRS II Corp. Filing a consolidated tax return will allow us to use our significant tax losses incurred during 2007 and 2008 to offset not only our stand-alone taxable income but also the taxable income of our subsidiaries that were previously treated as domestic taxable REIT subsidiaries, or TRSs, and not consolidated for tax purposes.

        DFR MM CLO is a foreign subsidiary that is generally exempt from federal and state income taxes because it restricts its activities in the United States to trading stocks and securities for its own account. We are required, however, to include, on an annual basis, the taxable income from DFR MM CLO in our calculation of taxable income, regardless of whether that income is distributed to us. DPLC and DPLC GP are also generally exempt from federal and state income taxes because they are classified as partnerships for tax purposes and their taxable income/losses are passed through to their partners. However, we are required to include, on an annual basis, our proportionate share of taxable income/losses from these entities in our calculation of taxable income.

        We have recorded deferred income taxes as of December 31, 2009 in accordance with ASC Topic 740—Income Taxes, or ASC Topic 740. We record deferred tax assets and liabilities for the future tax consequences attributable to differences between the GAAP carrying amounts and their respective income tax bases. As required by ASC Topic 740, we evaluated the likelihood of realizing tax benefits in future periods, which requires the recognition of a valuation allowance to reduce any deferred tax assets to an amount that is more likely than not to be realized.

        As of December 31, 2009, we continued to record a full valuation allowance on the deferred tax asset. Accordingly, as of December 31, 2009, we have recognized a gross deferred tax asset of $356.3 million, a deferred tax liability of $2.5 million and a valuation allowance for deferred tax assets in the amount of $353.8 million. As such, we recognized no net deferred tax asset as of December 31, 2009.

        Under ASC Topic 740, we are required to identify and consider all available evidence, both positive and negative, in determining whether it is more likely than not that all or some portion of the deferred tax assets will not be realized. We will continue to reassess our ability to recognize additional deferred tax assets, and if we conclude, after evaluation of all positive and negative evidence, that realization of the deferred tax asset is more likely than not, then we will remove some or all of the valuation allowance and recognize a deferred tax asset at that time, which will impact our recorded income tax expense or benefit on the consolidated statement of operations.

        As of December 31, 2009 we had a federal NOL of approximately $209.0 million, which will be available to offset future taxable income, subject to the limitations described below. If not used, this NOL will begin to expire in 2028. We also had NCLs in excess of capital gains of $422.8 million as of December 31, 2009, which can be carried forward to offset future capital gains, subject to the limitations described below. If not used, this carryforward will begin to expire in 2012. No assurance can be provided that we will have future taxable income or future capital gains to benefit from its NOL and NCL carryovers. In addition, our NOL and NCL carryovers may be limited by Sections 382 and 383 of the Code, if we undergo an Ownership Change. If an Ownership Change occurs, our ability to use our NOLs, NCLs and certain recognized built-in losses to reduce our taxable income in a future year would generally be limited to an annual amount, or the Section 382 Limitation, equal to the fair value of DFR immediately prior to the Ownership Change, subject to certain adjustments, multiplied by the "long term tax-exempt interest rate." In the event of an Ownership Change, NOLs and NCLs that exceed the Section 382 Limitation in any year will continue to be allowed as carryforwards for the remainder of the carryforward period, and such NOLs and NCLs can be used to offset taxable income for years within the carryforward period subject to the Section 382 Limitation in each year. However, if the carryforward period for any NOL or NCL were to expire before that loss was fully utilized, the unused portion of that loss would be lost.

        For the year ended December 31, 2009, we recognized income tax expense of $29,000, as a result of foreign taxes related to a subsidiary. For the year ended December 31, 2008, the Company recognized income tax expense of $0.4 million.

  Recent Accounting Updates

        In March 2008, the FASB issued amendments to ASC Topic 815—Derivatives and Hedging, or ASC Topic 815. The amendments to ASC Topic 815 require qualitative disclosures regarding objectives and strategies for using derivatives, quantitative disclosures regarding fair value amounts of gains and losses on derivative instruments and disclosures regarding credit-risk-related contingent features in derivative contracts. We adopted the amendments to ASC Topic 815 on January 1, 2009 and included the required additional disclosures in our consolidated financial statements.

        In June 2008, the FASB issued amendments to ASC Topic 260—Earnings Per Share, or ASC Topic 260. The amendments to ASC Topic 260 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. We adopted the amendments to ASC Topic 260 on January 1, 2009, and the adoption had no impact on our consolidated financial statements.

        In April 2009, the FASB issued amendments to ASC Topic 825—Financial Instruments, or ASC Topic 825. The amendments to ASC Topic 825 require disclosures regarding fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. We adopted the amendments to ASC Topic 825 and included the required disclosures in our footnotes to our consolidated financial statements.

        In April 2009, the FASB issued amendments to ASC Topic 820—Fair Value Measurements and Disclosures, or ASC Topic 820. The amendments to ASC Topic 820 were issued to provide additional guidance for estimating fair value when the volume and level of activity have significantly decreased and to provide guidance on identifying circumstances that indicate a transaction is not orderly. In addition, the amendments to ASC Topic 820 require an entity to disclose, in interim and annual periods, the inputs and valuation techniques used to measure fair value and provide a discussion of changes in valuation techniques and related inputs, if any, during the period. We adopted the amendments to ASC Topic 820 and considered this guidance in determining and disclosing the fair values included in our consolidated financial statements.

        In April 2009, the FASB issued amendments to ASC Topic 320—Investments—Debt and Equity Securities, or ASC Topic 320. The amendments to ASC Topic 320 were issued to amend the other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The amendments to ASC Topic 320 do not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. We adopted the amendments to ASC Topic 320 and the adoption had no impact on our consolidated financial statements.

        In May 2009, the FASB issued amendments to ASC Topic 855—Subsequent Events, or ASC Topic 855. The amendments to ASC Topic 855 establish general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, the amendments set forth: (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. We adopted the amendments to ASC Topic 855 and included the required disclosures in our notes to the consolidated financial statements.

        In June 2009, the FASB issued Statement of Financial Accounting Standards, or SFAS, No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140, or SFAS No. 166. Further, in December 2009, the FASB issued ASU No. 2009-16—Transfers and Servicing, or ASU 2009-16, to revise the FASB Accounting Standards Codification, or the Codification, to include SFAS No. 166 within ASC Topic 860.

This statement was issued to address concerns about the previously existing guidance governing transfers of financial assets. SFAS No. 166 provides clarification concerning measuring whether a transferor and all of the entities included in the transferor's financial statements have surrendered control over transferred financial assets and states that a determination must consider the transferor's continuing involvements in the transferred financial assets. In addition, this statement removes the concept of a qualifying special-purpose entity from SFAS No. 140 and removes the exception from applying FASB Interpretation No. 46 (revised 2004), Consolidation of Variable Interest Entities, or FIN 46(R), to qualifying special-purpose entities. SFAS No. 166 is effective for transfers of financial assets that occur during our interim and annual reporting periods that begin after November 15, 2009. We are currently evaluating the effects that SFAS No. 166 will have on our consolidated financial statements and disclosures included in those consolidated financial statements.

        In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), or SFAS No. 167. In December 2009, the FASB issued ASU 2009-17 to revise the Codification to include SFAS No. 167 within ASC Topic 810. In February 2010, the FASB issued ASU 2010-10, Amendments for Certain Investment Funds, to defer the effective date of the amendments to the consolidation requirements of Topic 810 resulting from the issuance of SFAS No. 167 for reporting entities with interests in entities with all the attributes of an investment company but specifically excluding interests in securitization entities. This statement was issued to address concerns about financial statement preparers' ability to structure transactions to avoid consolidation, balanced with the need for more relevant, timely and reliable information about an entity's involvement in a VIE. This statement requires an enterprise to perform an analysis to determine whether the enterprise's variable interest or interests give it a controlling financial interest in a VIE. This analysis identifies the primary beneficiary of a VIE as the enterprise that has both the power to direct the activities of a VIE that most significantly impact the entity's economic performance and the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining whether it has the power to direct the activities of the VIE that most significantly impacts the entity's economic performance. SFAS No. 167 also amends FIN 46(R) to eliminate the quantitative approach to determining the primary beneficiary of a VIE and requires ongoing reassessments of VIE status. SFAS No. 167 is effective for our interim and annual reporting periods that begin after November 15, 2009.

        While we have not yet finalized our assessment of the impacts of SFAS No. 167, we have determined that we will need to consolidate approximately 7 to 12 CDOs with notional assets ranging from approximately 2.4 billion to 3.8 billion and notional liabilities ranging from approximately 2.3 billion to 3.8 billion. The result of consolidating the CDOs in accordance with SFAS No. 167 will have a material impact not only on the presentation of our consolidated financial results but also on our disclosures. We have determined that we will elect the fair value option for all of the financial assets and liabilities of the CDOs we will be required to consolidate. The following discussion provides a summary overview of the expected impacts of our adoption of SFAS No. 167.

        The adoption of SFAS No. 167 on our consolidated balance sheet will result in material increases to total assets as restricted cash, investments at fair value and the related accrued interest will significantly increase. Similarly, liabilities will see a significant increase to non-recourse long term debt and related accrued interest. We expect that total stockholders' equity and non-controlling interest in consolidated entity will also significantly increase because the fair value of the liabilities is expected to be lower than the fair value of the assets as a result of lower liquidity and less transparency in the value of the non-recourse debt of the CDOs compared to the assets held in the CDOs.

        The adoption of SFAS No. 167 on our consolidated statement of operations will also result in material increases to both interest income and interest expense, along with an overall increase in net interest income which represents the primary earnings activities of these structures. Although to a lesser extent, expenses will also increase as all the expenses of the consolidated CDOs, including investment advisory fees that we previously reported as income, will be recorded as expenses. We also expect increased volatility in the optics of our consolidated statement of operations because of the fluctuations in both asset and liability values of the consolidated CDOs, which will flow through net other income and gain (loss) on the consolidated statement operations. All of this noneconomic activity will flow through the respective line items of the consolidated statement of operations and be reversed as net gain (loss) attributable to noncontrolling interest to arrive at net income (loss) attributable to DFR.

        In June 2009, the FASB issued amendments to ASC Topic 105—Generally Accepted Accounting Principles, or ASC Topic 105, to establish the Codification. The Codification is now the single source of authoritative nongovernmental U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All existing accounting standards are superseded as described in the amendments to ASC Topic 105. All other accounting literature not included in the Codification is nonauthoritative. We adopted the amendments to ASC Topic 105 and have included the appropriate references to the Codification within the disclosures included in our consolidated financial statements.

        In August 2009, the FASB issued ASU No. 2009-05—Fair Value Measurements and Disclosures, ASC Topic 820—Measuring Liabilities at Fair Value, or ASU 2009-05. ASU 2009-05 provides clarification and guidance with respect to the estimation of the fair value of liabilities in circumstances where a quoted price in an active market for an identical liability is not available. A reporting entity is required to measure fair value using one of the following techniques: (i) a valuation technique that uses the quoted price of the identical liability when traded as an asset, (ii) a valuation technique that uses quoted prices for similar liabilities or similar liabilities when traded as assets or (iii) another valuation technique that is consistent with the ASC Topic 820. ASU 2009-05 also clarifies that, when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. We adopted ASU 2009-05 and have taken this guidance into account in determining the estimated fair values for our liabilities presented in the required disclosures in our notes to the consolidated financial statements.

        In January 2010, the FASB issued ASU No. 2010-06—Fair Value Measurements and Disclosure, ASC Topic 820—Improving Disclosures about Fair Value Measurements, or ASU 2010-6. ASU 2010-06 amends ASC Topic 820 to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements. ASU 2010-06 also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. We adopted ASU 2010-06 and have included the required disclosures in our consolidated financial statements, with the exception of the requirement to provide disclosure of the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis which will be effective for our interim and annual reporting periods that begin after December 15, 2010.

Financial Condition

        The following table summarizes the carrying value of our investment portfolio by balance sheet classification, excluding CDS transactions and total return swaps:

Security Description	Available-for- Sale Securities	Investments at Fair Value	Other Investments	Loans Held For Sale	Loans Held For Investment	Total
	(In thousands)
December 31, 2009:
RMBS	$—	$305,174	$—	$—	$—	$305,174
Corporate leveraged loans:
Loans held in DFR MM CLO(1)	—	—	—	—	269,168	269,168
Other corporate leveraged loans	—	—	—	536	—	536
Loans held in DPLC	—	16,131	—	—	—	16,131
Commercial real estate loans and securities(2)	—	—	—	—	9,417	9,417
Equity securities	—	—	4,287	—	—	4,287
Other investments(3)	—	5,505	—	—	—	5,505

Total invested assets	$—	$326,810	$4,287	$536	278,585	610,218

Allowance for loan losses					(15,889)	(15,889)

					$262,696	$594,329

December 31, 2008:
RMBS	$—	$347,817	$—	$—	$—	$347,817
Corporate leveraged loans(4):
Loans held in DFR MM CLO(1)	—	—	—	2	243,101	243,103
Loans held in the Wachovia Facility	—	—	—	21,742	—	21,742
Other corporate leveraged loans	—	—	—	12,394	—	12,394
Commercial real estate loans and securities(2)	32	—	—	—	12,250	12,282
Equity securities	—	—	4,764	—	—	4,764
Assets held in Market Square CLO(5)	2,306	—	—	183,999	—	186,305
Other investments(3)	—	160	—	—	—	160

Total invested assets	$2,338	$347,977	$4,764	$218,137	255,351	828,567

Allowance for loan losses					(19,979)	(19,979)

					$235,372	$808,588

(1)
Loans held in DFR MM CLO classified as loans held for investment are reported gross of a $8.5 million and $14.8 million allowance for loan losses as of December 31, 2009 and 2008, respectively.

(2)
Commercial real estate loans classified as loans held for investment are reported gross of a $7.4 million and $5.1 million allowance for loan losses as of December 31, 2009 and 2008, respectively.

(3)
Other investments includes $0.6 million and $0.2 million of preferred shares of CDOs and $0.2 million and zero of beneficial interests in a CDO owned by DCM and considered assets of our Investment Management segment as of December 31, 2009 and 2008, respectively.

(4)
Corporate leveraged loans as of December 31, 2008 exclude CDS with a negative fair value of $0.4 million and a $5.0 million notional value.

(5)
Assets held in Market Square CLO include syndicated bank loans of $184.0 million and ABS and high yield corporate bonds of $2.3 million as of December 31, 2008.

  Residential Mortgage-Backed Securities

        For the year ended December 31, 2009, we had net purchases of RMBS of $22.0 million and received RMBS principal paydowns of $69.3 million. This activity was partially off-set by a $2.3 million net increase in the fair value of our RMBS holdings and $3.0 million of realized gains during 2009. Consequently, the fair value of our Agency RMBS and non Agency RMBS declined from $342.4 million and $5.4 million, respectively, as of December 31, 2008 to a fair value of $302.5 million and $2.6 million, respectively, as of December 31, 2009. During 2008, the RMBS portfolio experienced a significant decrease in value as a result of the recent credit crisis. This negative environment had several impacts on our ability to successfully finance and hedge our RMBS portfolio. As a result, for the year ended December 31, 2008, we sold Agency RMBS with an amortized cost of $4.6 billion at a net realized gain of $23.8 million and sold non-Agency RMBS with an amortized cost of $1.6 billion at a net realized loss of $203.3 million.

        As of December 31, 2009 and 2008, our RMBS portfolio had a net amortized cost of 102.0% and 100.0% of the face amount, respectively. Our total RMBS amortization (expense) income for the years ended December 31, 2009 and 2008 was $(0.6) million and $0.4 million, respectively. As of December 31, 2009 and 2008, we had unamortized net premium of $6.3 million and $0.2 million, respectively, included in the cost basis of our RMBS portfolio. As of December 31, 2009 and 2008, the current weighted average life of the portfolio was 7.1 years and 5.3 years, respectively, which represents the average number of years for which each dollar of unpaid principal remains outstanding.

        Net portfolio duration, which is the difference between the duration of the RMBS portfolio and the duration of repurchase agreements, adjusted for the effects of our interest rate swap portfolio, was 2.2 and 0.8 years as of December 31, 2009 and 2008, respectively, based on model-driven modified duration results. However, based on actual price movements observed in the market, we believe the empirical duration is significantly lower. In order to fully assess the possible impact of a change in interest rates on the RMBS portfolio, one should consider not only the duration, but also the portfolio's leverage and spread risk. Our primary means of measuring and managing spread risk in the RMBS portfolio is to compute and monitor the dollar value of a 1 basis point change, or the DV01, in the option adjusted spread at which our securities trade in relation to similar duration treasury obligations.

        The following table details our RMBS holdings:

			Weighted Average
Security Description	Par Amount	Estimated Fair Value	Coupon	Months to Reset(1)	Yield to Maturity	Contractual Maturity (Month/Year)	Constant Prepayment Rate(2)	Modified Duration(3)
	(In thousands)
December 31, 2009:
Hybrid Adjustable Rate RMBS:
Rate reset in 1 year or less	$133,122	$137,114	4.59%	5	2.1%	03/35	10.3%	1.5%
Rate reset in 1 to 3 years	128,807	134,764	5.48%	25	2.6%	07/36	9.5%	2.1%
Rate reset in 3 to 5 years	17,953	18,817	5.11%	48	2.9%	05/36	13.5%	1.7%
Rate reset in 5 to 7 years	22,294	10,888	5.08%	69	n/m	10/35	13.6%	11.2%
Fixed Rate RMBS:
30 year	9,902	3,591	6.12%	n/a	n/m	01/35	23.9%	5.7%

Total hybrid and fixed rate RMBS	$312,078	$305,174

			Weighted Average
Security Description	Par Amount	Estimated Fair Value	Coupon	Months to Reset(1)	Yield to Maturity	Contractual Maturity (Month/Year)	Constant Prepayment Rate(2)	Modified Duration(3)
	(In thousands)
December 31, 2008:
Hybrid Adjustable Rate RMBS:
Rate reset in 1 year or less	$99,415	$98,313	4.98%	8	3.7%	10/35	14.2%	1.4%
Rate reset in 1 to 3 years	176,167	177,402	4.96%	20	3.5%	05/35	14.8%	1.3%
Rate reset in 3 to 5 years	14,417	14,796	5.39%	40	3.6%	05/36	12.6%	1.9%
Rate reset in 5 to 7 years	9,833	10,043	4.93%	79	3.7%	09/35	18.9%	1.2%
Rate reset in 7 to 10 years	26,921	15,881	5.84%	85	n/m	03/36	30.4%	13.1%
Fixed Rate RMBS:
30 year	36,639	31,382	6.16%	n/a	n/m	05/34	32.6%	3.8%

Total hybrid and fixed rate RMBS	$363,392	$347,817

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

 n/a—not applicable

 n/m—not meaningful

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

        The constant prepayment rate, or CPR, attempts to predict the average annualized percentage rate of principal prepayments over the remaining life of the security. As interest rates rise, the rate of refinancing typically declines, which we believe may result in lower rates of prepayment and, as a result, a lower portfolio CPR. CPR also may be influenced by defaults in the mortgage loans underlying the RMBS we hold. The Agencies that guarantee timely payment of principal and interest to RMBS holders may periodically choose to buy such delinquent mortgage loans from the pool by repaying the outstanding principal balance on the loan thereby increasing unscheduled repayments of principal and increasing CPR. Therefore during periods of high delinquencies and defaults in the mortgages underlying our RMBS we would also expect increases in prepayments and CPR. Furthermore, Fannie Mae and Freddie Mac recently announced plans to buy "substantially" all mortgages held in RMBS pools issued under their respective programs that are delinquent by 120 days or more. We expect these plans will have the near-term effect of increasing the near-term CPR on the RMBS securities we hold.

        As of December 31, 2009 and 2008, the mortgages underlying our hybrid adjustable-rate RMBS had fixed interest rates for a weighted average period of approximately 19 months and 22 months, respectively, after which time the interest rates reset and become adjustable. The average length of time until contractual maturity of those mortgages was approximately 26 years from date of issuance as of both December 31, 2009 and 2008.

        After the reset date, interest rates on our hybrid adjustable-rate RMBS float based on spreads over various LIBOR and U.S. Treasury indices. These interest rates are subject to caps that limit the amount the applicable interest rate can increase during any year, known as an annual cap, and through the maturity of the applicable security, known as a lifetime cap. As of December 31, 2009 and 2008, the weighted average lifetime rate cap for the portfolio was 10.2% and 10.2%, respectively, the weighted average maximum increase in the first year that the rates are adjustable, or initial cap, was 4.6% and 4.5%, respectively, and the weighted average maximum annual increase for years subsequent to the first year was 1.9% and 1.9%, respectively.

        The following table summarizes our RMBS, according to their weighted average life:

	December 31,
	2009		2008
Weighted Average Life	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In thousands)
Greater than one year and less than five years	$34,268	$28,334	$120,921	$106,453
Greater than five years and less than ten years	284,078	276,840	235,451	234,509
Greater than ten years	—	—	6,849	6,855

Total	$318,346	$305,174	$363,221	$347,817

        The weighted average lives in the table above are primarily based on a prepayment model that considers current yields, forward yields, the slope of the yield curve, current mortgage rates and the contractual rate of the outstanding loans, the loan's age, margin and volatility. Most of the data used in this model is provided through subscription-based financial information services. Weighted average life is an estimate of how many years it will take to pay half of the outstanding principal. Actual lives of RMBS are generally shorter than stated contractual maturities, are affected by the contractual maturities of the underlying mortgages, periodic payments of principal and prepayments of principal and may differ materially from those set forth above.

  Loans

        The following summarizes our loan portfolio, by loan classification:

	Carrying Value
Type of Loan	Investments at Fair Value	Loans Held for Sale(1)	Loans Held for Investment	Total
	(In thousands)
December 31, 2009:
Corporate leveraged loans:
Loans held in DFR MM CLO(2)	$—	$—	$269,168	$269,168
Other corporate leveraged loans	—	536	—	536
Loans held in DPLC(3)	16,131	—	—	16,131
Commercial real estate loans(4)	—	—	9,417	9,417

	$16,131	$536	278,585	295,252

Allowance for loan losses			(15,889)	(15,889)

			$262,696	$279,363

	Carrying Value
Type of Loan	Investments at Fair Value	Loans Held for Sale(1)	Loans Held for Investment	Total
	(In thousands)
December 31, 2008:
Corporate leveraged loans:
Loans held in DFR MM CLO(2)	$—	$2	$243,101	$243,103
Other corporate leveraged loans	—	12,394	—	12,394
Loans held in the Wachovia Facility	—	21,742	—	21,742
Loans held in Market Square CLO	—	183,999	—	183,999
Commercial real estate loans(4)	—	—	12,250	12,250

	$—	$218,137	255,351	473,488

Allowance for loan losses			(19,979)	(19,979)

			$235,372	$453,509

(1)
Carrying value of loans held for sale is lower of cost or estimated fair value.

(2)
Loans held in DFR MM CLO classified as loans held for investment are reported gross of $8.5 million and $14.8 million of allowance for loan losses as of December 31, 2009 and 2008, respectively.

(3)
Loans held in DPLC are syndicated bank loans. We elected to record these loans at fair value in accordance with ASC Topic 825.

(4)
Commercial real estate loans are reported gross of $7.4 million and $5.1 million of allowance for loan losses as of December 31, 2009 and 2008, respectively.

        The following summarizes our allowances for loan losses by loan classification:

Type of Loan	Number of Loans	Par Value	Allowance for Loan Losses
		(In thousands)
December 31, 2009:
Loans held in DFR MM CLO	3	$12,747	$8,481
Commercial real estate loans	3	8,058	7,408

Total	6	$20,805	$15,889

December 31, 2008:
Loans held in DFR MM CLO	2	$17,704	$14,844
Commercial real estate loans	4	11,118	5,135

Total	6	$28,822	$19,979

        We did not recognize $2.4 million and $1.7 million, respectively, of interest income earned, but not yet received, on loans held for investment for the years ended December 31, 2009 and 2008, respectively. In addition, we did not recognize $5.9 million and $3.1 million, respectively, of interest income earned, but not yet received, on loans held for sale for the years ended December 31, 2009 and 2008, respectively.

  Loans Held in DFR MM CLO

        DFR MM CLO is a VIE under ASC Topic 810. We are the primary beneficiary of the VIE, causing us to consolidate the entity. We own 100% of the equity interests, issued as subordinated notes and ordinary shares, in DFR MM CLO, which we purchased for $50.0 million. We also purchased all of the "BBB/Baa2" rated notes of DFR MM CLO for $19.0 million. As of December 31, 2009 and 2008, DFR MM CLO had $283.1 million and $250.4 million, respectively, of investments in loans outstanding, with a carrying value of $269.2 million and $243.1 million, respectively, which is included in loans on the consolidated balance sheet, reduced by an allowance for loan losses of $8.5 million and $14.8 million, respectively. As of December 31, 2009 and 2008, DFR MM CLO had restricted cash and cash equivalents of $12.4 million and $63.2 million, respectively, which are generally utilized to purchase additional loans and pay distribution to debt and equity holders, and $217.3 million and $231.0 million, respectively of notes payable to third party investors which is included in long term debt. The weighted average coupon on the loan portfolio was 6.73% and 7.60% and the weighted average contractual maturity of the loan portfolio was 4.1 years and 4.8 years, as of December 31, 2009 and 2008, respectively. DFR MM CLO is a bankruptcy remote entity, and, although we consolidate 100% of the assets and liabilities of DFR MM CLO, our maximum exposure to loss on our investment in DFR MM CLO is limited to our initial investment of $69.0 million. As of December 31, 2009, we have received distributions from DFR MM CLO equal to $26.9 million since its inception.

        The following table summarizes the carrying value of the DFR MM CLO loan portfolio:

	December 31,
Type of Loan	2009	2008
	(In thousands)
First lien secured(1)	$123,692	$79,112
Second lien secured(2)	131,831	150,601
Mezzanine	13,645	13,390

	269,168	243,103
Allowance for loan losses	(8,481)	(14,844)

	$260,687	$228,259

(1)
Presented gross of $7.7 million and $6.5 million allowance for loan losses as of December 31, 2009 and 2008, respectively.

(2)
Presented gross of $0.8 million and $8.3 million allowance for loan losses as of December 31, 2009 and 2008, respectively.

  Loans Held in DPLC

        DPLC is a bankruptcy remote entity that we are required to consolidate pursuant to ASC Topic 810 as a result of our controlling interest therein. Although we consolidate 100% of the assets and liabilities of DPLC, our maximum exposure to loss on our investment in this entity is limited to our investment in the entity, which, as of December 31, 2009, totaled approximately $4.0 million. As of December 31, 2009, DPLC had investments in $17.0 million of loans outstanding, with an estimated fair value of $16.1 million, which is included in investments at fair value on the consolidated balance sheet. We elected to record all investments held in DPLC at fair value in accordance with ASC Topic 825. As of December 31, 2009, DPLC had $4.6 million of restricted cash and cash equivalents, which are generally utilized to purchase additional loans and pay expenses. The weighted average coupon on the DPLC loan portfolio was 5.36% and the weighted average contractual maturity of the loan portfolio was 3.7 years as of December 31, 2009.

  Other Corporate Leveraged Loans and Loans held in the Wachovia Facility

        We had other corporate leveraged loans, totaling $0.5 million and $12.4 million classified as loans held for sale on the consolidated balance sheet as of December 31, 2009 and 2008, respectively, and loans held in our alternative asset revolving warehouse funding facility within Wachovia Capital Markets, LLC, or the Wachovia Facility, totaling $21.7 million as of December 31, 2008. The weighted average coupon on the other corporate leveraged loans as of December 31, 2009 was zero (all of these loans were on non-accrual status) and the weighted average coupon on the other corporate leveraged loans and loans held in the Wachovia Facility was 8.31% as of December 31, 2008.

        During the year ended December 31, 2008, we began actively seeking to sell all of the other corporate leveraged loans held in the Wachovia Facility, as we triggered an acknowledged termination event thereunder on November 30, 2008. We sold a significant portion of the loans held within the Wachovia Facility during the year ended December 31, 2008 and transferred all loans held within the Wachovia Facility from loans held for investment to loans held for sale. During the first quarter of 2009, we sold loans held within the Wachovia Facility with a par value of $31.5 million for $10.8 million, net of interest of $0.2 million. We realized a loss of $6.2 million reported in net gain (loss) on loans in the consolidated statements of operations during the three months ended March 31, 2009 as a result of these sales. The Wachovia Facility was fully repaid and all of our obligations thereunder were satisfied during the third quarter of 2009.

        The following table summarizes the carrying value of other corporate leveraged loans and the loans held in the Wachovia Facility:

	December 31,
Type of Loan	2009	2008
	(In thousands)
First lien secured	$30	$1,840
Second lien secured	186	17,822
Mezzanine	320	4,220
Holding company	—	10,254

	$536	$34,136

  Commercial Real Estate Loans

        We held four and five commercial real estate loans with a gross carrying value of $9.4 million and $12.3 million, as of December 31, 2009 and 2008, respectively. As of December 31, 2009 and 2008, an allowance for loan losses of $7.4 million and $5.1 million, respectively, was recorded related to these loans. These loans are classified as held for investment on our consolidated balance sheet.

  Loans Held in Market Square CLO

        Market Square CLO was a VIE that we were previously required to consolidate pursuant to ASC Topic 810 as we were the primary beneficiary of the VIE. We previously owned 100% of the preference shares, representing substantially all of the equity interests in Market Square CLO, which we purchased for

$24.0 million. On June 30, 2009, we sold all of our preference shares in Market Square CLO to an unrelated third party in exchange for an upfront payment and a delayed purchase price in the form of a right to receive a portion of the future distributions, if any, on the preference shares. As a result of the sale, we determined that we were no longer the primary beneficiary of Market Square CLO and therefore deconsolidated Market Square CLO. We are, however, deemed to retain a beneficial interest in the preference shares of Market Square CLO as a result of the delayed purchase price. The carrying value of the beneficial interest was $2.4 million as of December 31, 2009. As of December 31, 2009, none of the Market Square CLO assets, liabilities or equity are included in our consolidated balance sheet; however, all of the financial impacts to the consolidated statements of operations from the previous consolidation of Market Square CLO were recognized through June 30, 2009. We recognized a gain on the deconsolidation of Market Square CLO of $29.6 million in the consolidated statements of operations for the year ended December 31, 2009.

        As of December 31, 2008, Market Square CLO had loans outstanding with a carrying value of $184.0 million, net of a valuation allowance of $100.2 million as these loans are carried at the lower of cost or fair value, which was included in loans held for sale on the condensed consolidated balance sheet, $10.3 million of restricted cash and cash equivalents, which are generally utilized to purchase additional loans and pay distributions to debt and equity holders, and $276.0 million of notes payable to third party investors, which is included in long term debt.

        Market Square CLO is a bankruptcy remote entity, and, although we consolidated 100% of the assets and liabilities of Market Square CLO as of December 31, 2008, our maximum exposure to loss on our investment in Market Square CLO was limited to our initial investment of $24.0 million. We had recorded losses in excess of our economic risk of $79.3 million consolidated in our total equity as of December 31, 2008. The weighted average coupon on the loan portfolio was 4.65% and the weighted average contractual maturity of the loan portfolio was 4.4 years as of December 31, 2008.

  Equity Securities

        We held certain other investments as of December 31, 2009 and 2008 carried at cost less any adjustments for other-than-temporary impairment of $4.3 million and $4.8 million, respectively. These investments consist of equity securities in the entities established in connection with the issuance of the Trust Preferred Securities of $3.7 million and other common and preferred equity securities that are not traded in an active market with an original cost of $1.8 million and a carrying value of $0.6 million and $1.1 million as of December 31, 2009 and 2008, respectively. During the years ended December 31, 2009 and 2008, other-than-temporary impairment charges of $0.5 million and $0.7 million were recorded within dividend income and other net (loss) gain in the consolidated statements of operations related to equity securities.

  Other Investments at Fair Value

        As of December 31, 2009 we owned preferred shares issued by two CDOs that we manage (not including Market Square CLO and DFR MM CLO) with a fair value of $0.6 million, debt issued by one CDO that we manage (not including DFR MM CLO) with a fair value of $2.3 million and beneficial interests in the preference shares of two CDOs that we manage with a fair value of $2.6 million. During the year ended December 31, 2009, we recorded net gains of $3.4 million related to other investments at fair value within net gain (loss) on investments at fair value on the consolidated statements of operations.

        As of December 31, 2008 we owned preferred shares issued by one CDO that we manage (not including the Market Square CLO beneficial interest and DFR MM CLO) with a fair value of $0.2 million. During the year ended December 31, 2008, we recorded net losses of $4.0 million related to other investments at fair value within net gain (loss) on investments at fair value on the consolidated statements of operations.

  Derivatives and Hedging

        The following table is a summary of our derivative instruments:

	Count	Notional Amount	Assets	Liabilities	Estimated Net Fair Value
		(In thousands)
December 31, 2009:
Interest rate swaps	1	$10,000	$—	$(395)	$(395)
Interest rate cap	1	40,000	—	(55)	(55)
Warrants	2	n/a	74	—	74

	4	$50,000	$74	$(450)	$(376)

December 31, 2008:
Interest rate swaps	5	$165,000	$—	$(12,999)	$(12,999)
Interest rate cap	1	40,000	—	(128)	(128)
Warrants	3	n/a	132	—	132
Credit default swap—protection seller	1	5,000	—	(402)	(402)

	10	$210,000	$132	$(13,529)	$(13,397)

n/a—not applicable

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

        In the first quarter of 2008, we breached certain equity decline triggers in substantially all of our International Swap Dealers Association, or ISDA, agreements. We promptly notified our active counterparties of the breach, and none of those counterparties have expressed an intention to terminate the ISDA agreements, a right available to them due to the breach. To date, the violations of our ISDA agreements have not had a material adverse effect on our operations and we continue to explore new counterparty relationships and amend existing ISDA agreements as deemed appropriate.

        As of January 1, 2008, in conjunction with the adoption of ASC Topic 825, we de-designated $3.8 billion (notional) of interest rate swaps previously designated as a hedge with a net negative fair value of $85.9 million at de-designation, including accrued interest. Prior to the de-designation, designated interest rate swaps were carried at fair value with changes in value recorded directly into equity through other comprehensive loss, to the extent they were effective as a hedge, in accordance with the guidance under ASC Topic 815—Derivatives and Hedging, or ASC Topic 815. As of the adoption date, the other comprehensive loss related to the de-designation of interest rate hedges was $69.9 million. To the extent that the forecasted rolls on repurchase agreement transactions continued as anticipated, we would have amortized this loss and the $27.3 million in other comprehensive loss related to previously de-designated swaps from other comprehensive loss into interest expense over the remaining original hedge period, and all future changes in fair value of the interest rate swaps would have been reflected in the consolidated statements of operations. However, due to the significant RMBS sales activity and corresponding repurchase agreement repayment during the three months ended March 31, 2008, forecasted rolls on the repaid repurchase agreements did not continue as anticipated. As a result, a loss of $91.7 million was recognized during the three months ended March 31, 2008 in the consolidated statements of operations in net gain (loss) on derivatives, and a corresponding cumulative net loss relating to newly and previously de-designated interest rate swaps in other comprehensive loss was removed. The remaining $30,000 in other comprehensive loss related to the terminated and de-designated swaps as of December 31, 2009 will be amortized over the remaining original hedge period. Additionally, we recorded a net increase to interest expense of $0.2 million and $5.4 million during the years ended December 31, 2009 and 2008, respectively, related to the amortization of de-designated and terminated interest rate swaps.

  Interest Rate Cap

        Our interest rate cap is structured such that we will receive payments based on the spread in rates if the three-month LIBOR rate increases above a certain agreed upon contractual rate, and we will make payments based on a nominal fixed interest rate. This interest rate cap was entered into to manage interest rate exposure in DFR MM CLO.

  Warrants

        We hold warrants to purchase shares of companies with respect to which we are also a debt holder. These warrants were issued in connection with renegotiations of the loan agreements.

  Credit Default Swaps

        As of December 31, 2009 and 2008, we held zero and one CDS transaction as the protection seller, respectively. A CDS is a financial instrument used to transfer the credit risk of a reference entity from one party to another for a specified period of time. In a standard CDS contract, one party, referred to as the protection buyer, purchases credit default protection from another party, referred to as the protection seller, for a specific notional amount of obligations of a reference entity. In these transactions, the protection buyer pays a premium to the protection seller. The premium is generally paid quarterly in arrears, but may be paid in full up front in the case of a CDS with a short maturity. If a pre-defined credit event occurs during the term of the credit default swap, the protection seller pays the protection buyer the notional amount and takes delivery of the reference entity's obligation.

  Total Return Swaps

        Total return swaps are financial instruments which provide the holder with the total return on an underlying asset (for example, a syndicated bank loan or bond) offset by the cost of financing. During the year ended December 31, 2008, we terminated our two outstanding total return swaps.

  Intangible Assets, net of accumulated amortization

        The following table is a summary of our intangible assets:

	Weighted-Average Remaining Estimated Useful Life	Gross Carrying Amount(1)	Accumulated Amortization	Net Carrying Amount
	(In years)	(In thousands)
December 31, 2009:
Finite-lived intangible assets:
Acquired asset management contracts:
CDOs	8	$21,368	$8,273	$13,095
Investment funds	13	3,127	423	2,704
Computer software systems	3	6,886	2,793	4,093
Non-compete agreements	1	614	379	235

Total finite-lived intangible assets		31,995	11,868	20,127

Indefinite-lived intangible assets:
Trade name	n/a	1,104	—	1,104

Total intangible assets		$33,099	$11,868	$21,231

December 31, 2008:
Finite-lived intangible assets:
Acquired asset management contracts:
CDOs	9	$22,396	$4,786	$17,610
Investment funds	14	4,893	1,980	2,913
Computer software systems	4	6,886	1,415	5,471
Non-compete agreements	2	614	202	412

Total finite-lived intangible assets		34,789	8,383	26,406

Indefinite-lived intangible assets:
Trade name	n/a	1,904	—	1,904

Total intangible assets		$36,693	$8,383	$28,310

(1)
Gross carrying amounts exclude any amounts related to impaired assets.

n/a—not applicable

        All of our intangible assets resulted from the Merger. During the year ended December 31, 2009, we recorded $1.8 million of impairment charges on intangible assets. We recorded impairment charges of $0.8 million associated with the management contract for Knollwood CDO II, Ltd., or Knollwood CDO II, and $0.2 million associated with the management contract for Valeo Investment Grade CDO Ltd., or Valeo CDO, as a result of the decline in expected future management fee cash flows from these CDOs. In addition, we recorded $0.8 million of impairment charges related to the "Deerfield" trade name.

        During the year ended December 31, 2008, we recorded $47.3 million of impairment charges on intangible assets, including $35.4 million associated with the management contracts related to our investment funds, which performed poorly and were liquidated during 2008, and $4.0 million of impairment charges related to the "Deerfield" trade name. In addition, in 2008 we recorded impairment charges of $7.9 million associated with the management contracts related to our CDOs.

        For the years ended December 31, 2009 and 2008, we recorded amortization on intangible assets of $5.3 million and $8.1 million, respectively. None of the finite-lived intangible assets have a residual value.

  Fixed Assets, net of accumulated depreciation

        As of December 31, 2009, fixed assets of $6.5 million consisted of:

  •
  Leasehold improvements—$5.1 million

  •
  Office furniture and fixtures—$1.0 million

  •
  Equipment and computer software—$0.4 million

  Due from Broker

        As of December 31, 2009, we had $8.8 million of unsettled other corporate leveraged loan sales, $4.7 million of unsettled sales of loans held in DFR MM CLO and $1.1 million of cash with counterparties as collateral on derivatives included within due from broker.

  Investment Advisory Fee Receivable

        As of December 31, 2009, our investment advisory fee receivable of $2.1 million related to the following:

  •
  Accrued CDO senior fees—$1.9 million

  •
  Accrued managed account fees—$0.2 million

  Interest Receivable

        As of December 31, 2009, our interest receivable of $3.4 million related to the following:

  •
  RMBS—$1.8 million

  •
  Loans—$1.6 million

  Other Receivable

        As of December 31, 2009, other receivable of $2.9 million related to the following:

  •
  RMBS paydowns—$1.7 million

  •
  Income tax receivables—$0.7 million

  •
  Miscellaneous—$0.5 million

  Prepaid and Other Assets

        As of December 31, 2009, prepaid and other assets of $7.0 million consisted of:

  •
  Debt issuance costs—$4.6 million

  •
  Contingent income receivable—$1.9 million

  •
  Prepaid assets—$0.5 million

  Liabilities

        For further information concerning our debt see "Liquidity and Sources of Funds" later in this section.

  Due to Broker

        As of December 31, 2009, we had $0.8 million due to broker consisting of unsettled purchases of loans held in DPLC which are expected to settle in the following quarter.

  Interest Payable

        Interest payable as of December 31, 2009 of $1.1 million consisted of:

  •
  Unsecured junior subordinated interest payable to Trust I, Trust II and Trust III, or the Trusts—$0.7 million

  •
  DFR MM CLO long term debt interest payable—$0.4 million

  Accrued and Other Liabilities

        As of December 31, 2009, accrued and other liabilities of $6.2 million consisted of:

  •
  Accrued compensation—$3.4 million

  •
  Accrued professional services—$0.6 million

  •
  Contingent liability associated with a CDO we manage (at fair value)—$0.4 million

  •
  Miscellaneous—$1.8 million

  Stockholders' Equity

        Stockholders' equity as of December 31, 2009 was $6.9 million. 2009 activity primarily consisted of:

  •
  Accumulated deficit—$66.9 million of net income attributable to Deerfield Capital Corp.

  •
  Noncontrolling interest in consolidated entity—$20.1 million of contributions and $2.6 million of net loss attributable to noncontrolling interest

  •
  Deconsolidation of Market Square CLO—$3.0 million

  •
  Net unrealized gains on available-for-sale securities—$1.5 million

  Unvested Warrants

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

        On September 23, 2009, DFR and Pegasus Deerfield entered into certain amendments to the Warrants, or the Warrant Amendments, to (i) delay the earliest possible vesting date of the Warrants from April 9, 2011 to July 9, 2011 and (ii) move the time period during which the Warrant holder's average invested capital in DPLC and DPLC General Partner LLC, or DPLC GP, is required to be at least equal to $50.0 million in order for any of the Warrants to vest back from October 9, 2009 through April 9, 2011 to January 9, 2010 through July 9, 2011. As consideration for the Warrant Amendments, Pegasus Deerfield agreed to move the first date on which it can withdraw its capital contributions from DPLC back by three months to July 1, 2011.

        In addition, to allow Pegasus and DFR to explore a new business opportunity outside of DPLC, we have released Pegasus Deerfield from $1.0 million of its initial commitment to invest $75.0 million in DPLC. The Warrants have not yet vested, and no expense associated with the Warrants has been recorded for the year ended December 31, 2009. See "Recent Developments" later in this section for further information.

Results of Operations

        The following section provides a comparative discussion of our consolidated results of operations as of and for the years ended December 31, 2009, or 2009, December 31, 2008, or 2008, and December 31, 2007, or 2007.

  Summary

        The following table summarizes selected historical consolidated financial information:

	Year ended December 31,
	2009	2008	2007
	(In millions, except for per share data)
Consolidated Statements of Operations Data:
Net interest income	$28.9	$37.5	$99.5
Net interest income (expense) after provision for loan losses	$8.8	$(38.5)	$91.1
Investment advisory fees	$17.9	$40.2	$1.5
Total expenses	$39.2	$202.6	$23.8
Net other income and gain (loss)	$76.9	$(556.1)	$(164.0)
Net income (loss)	$64.3	$(757.4)	$(96.2)
Net income (loss) attributable to common stockholders	$64.3	$(759.8)	$(96.6)
Net loss attributable to noncontrolling interest	$2.6	$—	$—
Net income (loss) attributable to Deerfield Capital Corp.	$66.9	$(759.8)	$(96.6)
Net income (loss) attributable to Deerfield Capital Corp. per share—diluted	$9.93	$(116.65)	$(18.72)
Core earnings(1)	$21.3	$32.3	$77.5
Core earnings per share—diluted(1)	$3.16	$4.96	$15.01
Dividends:
Dividends declared on common stock(2)	$—	$5.70	$86.9
Dividends declared per common share outstanding	$—	$0.85	$16.80

	As of December 31,
	2009	2008	2007
	(In millions, except for per share data)
Consolidated Balance Sheet Data:
Residential mortgage-backed securities	$305.2	$347.8	$6,327.2
Total assets	$720.2	$996.9	$7,788.0
Repurchase agreements	$291.5	$326.1	$5,303.9
Long term debt:
Recourse:
Trust preferred securities	$123.7	$123.7	$123.7
Series A and Series B Notes	$72.3	$71.8	$71.2
Non-Recourse:
DFR MM CLO	$217.3	$231.0	$231.0
Wachovia Facility	$—	$13.9	$73.4
Market Square CLO	$—	$276.0	$276.0
Deerfield Capital Corp. stockholders' (deficit) equity	$(10.7)	$(82.4)	$468.6
Total stockholders' equity (deficit)	$6.9	$(82.4)	$468.6
AUM:
Investment Management segment(3)(4)	$9,193.9	$10,496.1	$14,492.0
Principal Investing segment(4)(5)	$593.6	$808.4	$7,076.3

(1)
Core earnings represents a non-GAAP financial measure. Please see the "Reconciliation of Non-GAAP Financial Measures" below for a reconciliation between the comparable GAAP measure and a discussion of the importance placed on this measure by management.

(2)
Dividends shown for 2007 are reflected in the period to which it relates, rather than the period declared. Common stock dividend declared during 2008 represents the final distribution of 2007 REIT taxable income to stockholders. In addition, $1.7 million on account of accrued dividends on our Series A Preferred Stock was distributed on October 15, 2008 and not included in this disclosure.

(3)
AUM for our Investment Management segment includes CDO AUM numbers, which generally reflect the aggregate principal or notional balance of the collateral and, in some cases, the cash balances held by the

  CDOs as of the date of the last trustee report received for each CDO prior to the relevant measurement date. The AUM for our Euro-denominated CDOs has been converted into U.S. dollars using the appropriate spot rate of exchange. AUM for our Investment Management segment also includes AUM for our separately managed accounts, which, in certain cases, is a multiple of the capital actually invested in such account. Management fees for these accounts are paid on this higher AUM amount. Included in Investment Management segment AUM is $288.5 million, $303.1 million and $300.1 million related to DFR MM CLO for January 1, 2010, 2009 and 2008, respectively. Included in Investment Management segment AUM is $295.1 and $294.6 million related to Market Square CLO for January 1, 2009 and 2008, respectively. DCM manages DFR MM CLO and Market Square CLO but is not contractually entitled to receive any management fees so long as 100% of the equity is held by DC LLC or an affiliate thereof. As a result of the sale of our preference shares, as of July 1, 2009 we began to receive management fees from Market Square CLO.

(4)
AUM for DFR MM CLO and DPLC is included in both Investment Management segment AUM and Principal Investing segment AUM for January 1, 2010. AUM for DFR MM CLO and Market Square CLO is included in both Investment Management segment AUM and Principal Investing segment AUM for January 1, 2009 and 2008.

(5)
AUM for the Principal Investing segment is reflected net of allowance for loan losses of $15.9 million, $20.0 million and $5.3 million as of December 31, 2009, 2008 and 2007, respectively.

n/a—not applicable

Reconciliation of Non-GAAP Financial Measures

        We believe that core earnings, a non-GAAP financial measure, is a useful metric for evaluating and analyzing our performance. The calculation of core earnings, which we use to compare our own financial results from period to period, eliminates the impact of certain non-cash, special charges and income tax. The core earnings provided herein may not be comparable to similar measures presented by other companies as it is a non-GAAP financial measure and may therefore be defined differently by other companies. Core earnings includes the earnings from our VIE, DFR MM CLO, and from Market Square CLO, which was a consolidated VIE until we sold all of our preference shares in Market Square CLO and deconsolidated that VIE as of June 30, 2009. Core earnings is not indicative of cash flows received from these VIEs. We have previously disclosed another non-GAAP financial measure, economic book value per share, which eliminated losses in excess of the equity at risk in Market Square CLO because those losses would be borne solely by the debt holders of Market Square CLO. As a result of the deconsolidation of Market Square CLO, these losses in excess of our equity at risk were eliminated, and therefore, we no longer believe that economic book value per share is a useful metric for evaluating and analyzing our performance.

Core Earnings

        The table below provides a reconciliation between net income (loss) and core earnings:

	Year ended December 31,
	2009	2008	2007
	(In thousands, except share and per share amounts)
Net income (loss)	$64,304	$(757,410)	$(96,236)
Add back (subtract):
Provision for loan losses	20,114	75,996	8,433
Cost savings initiatives	236	1,821	—
Depreciation and amortization	7,904	9,442	297
Impairment of intangible assets and goodwill	1,828	146,006	—
Net other income and (gain) loss	(76,897)	556,113	163,979
Income tax expense	29	351	980
Noncontrolling interest core earnings(1)	3,765	—	—

Core earnings	$21,283	$32,319	$77,453

Core earnings per share—diluted	$3.16	$4.96	$15.01
Weighted-average number of shares outstanding—diluted	6,740,039	6,513,674	5,160,625

(1)
Noncontrolling interest core earnings represents the portion of net interest income and expenses of DPLC that are attributable to third party investors in DPLC, calculated using each investor's ownership percentage in DPLC during the measurement period.

Executive Summary of Results of Operations

        During the year ended December 31, 2009, we recorded net income of $64.3 million, as compared to a net loss of $757.4 million for the year ended December 31, 2008. Although core earnings, calculated in the table above, declined during the year ended December 31, 2009 as compared to the year ended December 31, 2008, it remained positive at $21.3 million for the year ended December 31, 2009.

        During the year ended December 31, 2009, we experienced an increase of $25.0 million in net revenues as compared to the year ended December 31, 2008, comprised of decreases in net interest income and investment advisory fees of $8.6 million and $22.3 million, respectively. These decreases in revenues were more than offset by an improvement in the provision for loan losses of $55.9 million. The decrease in net interest income is primarily a result of the significant RMBS sales and associated repayment of repurchase agreement liabilities during the three months ended March 31, 2008, reductions in the overall interest rate environment, the deconsolidation of Market Square CLO as of June 30, 2009, the sale of a significant amount of loans held in the Wachovia Facility during 2008 and the first quarter of 2009 and the placement of certain loans on non-accrual status during 2008 and during the year ended December 31, 2009.

        The decrease in investment advisory fees is primarily driven by the liquidation of the investment funds we previously managed during 2008, which provided $8.3 million of fee revenue during the year ended December 31, 2008, and a reduction in CDO investment advisory fee revenue of $14.4 million during the year ended December 31, 2009, as compared to the year ended December 31, 2008. The reduction in CDO investment advisory fee revenues is primarily the result of the liquidation of five CDOs we previously managed and the deferral of the majority of subordinated management fees during the year ended December 31, 2009 as a result of substantially all of the CLOs that we currently manage failing certain overcollateralization tests.

        During the year ended December 31, 2009, expenses decreased by $163.4 million as compared to the year ended December 31, 2008, primarily driven by reductions in impairment charges on intangible assets and goodwill, compensation and benefits expense and other operating expenses. During the year ended December 31, 2008, our Investment Management segment recorded $146.0 million in impairment charges on intangible assets and goodwill, respectively, related to the deterioration in the credit markets, the liquidation of the investment funds that we previously managed and the liquidation of several of our CDOs. During the year ended December 31, 2009, we reduced our compensation and benefits expense by $14.8 million, or 54.9%, primarily as a result of headcount reductions during 2008 from our cost savings initiative and a revision to our incentive compensation plan during 2009 along with further realization of reductions to operating expenses.

        During the year ended December 31, 2009, net other income and gain (loss) improved by $633.0 million as compared to the year ended December 31, 2008. During the year ended December 31, 2009, we recorded net gains on loans, the deconsolidation of Market Square CLO, investments at fair value and derivatives of $35.3 million, $29.6 million, $9.8 million and $2.5 million, respectively. The year ended December 31, 2009 is in sharp contrast to the year ended December 31, 2008, during which we were adversely impacted by the continuing deterioration of global credit markets, which resulted in a loss of $556.1 million in net other income and gain (loss), largely as a result of net losses on derivatives, investments at fair value and loans of $232.4 million, $220.0 million and $99.0 million, respectively. The most pronounced impact was on our non-Agency RMBS portfolio, which experienced an unprecedented decrease in value during the year ended December 31, 2008, fueled by the ongoing liquidity crisis. This negative environment impacted our ability to successfully finance and hedge this portfolio. As a result, we sold a significant portion of our RMBS portfolio to improve our liquidity. In conjunction with the sale of RMBS, we also repaid our repurchase agreements used to finance the RMBS sold and terminated the associated interest rate swaps used to hedge the interest rate exposure on those repurchase agreements.

Results of Operations by Segment

        Management evaluates the performance of each business unit based on segment results. The following table presents the results of operations by segment:

	Year ended December 31, 2009
	Investment Management	Principal Investing	Eliminations		Consolidated
	(In thousands)
Net revenues	$18,990	$13,693	$(6,027	)(1)	$26,656
Expenses	(27,681)	(17,566)	6,027	(1)	(39,220)
Other income and (loss) gain	(56)	76,953	—		76,897
Income tax expense	(29)	—	—		(29)

Net (loss) income	$(8,776)	$73,080	$—		$64,304

	Year ended December 31, 2008
	Investment Management	Principal Investing	Eliminations		Consolidated
	(In thousands)
Net revenues	$45,840	$(32,074)	$(12,064	)(1)	$1,702
Expenses	(191,570)	(23,142)	12,064	(1)	(202,648)
Other income and loss	(3,639)	(552,474)	—		(556,113)
Income tax expense	(127)	(224)	—		(351)

Net loss	$(149,496)	$(607,914)	$—		$(757,410)

	Year ended December 31, 2007
	Investment Management	Principal Investing	Eliminations		Consolidated
	(In thousands)
Net revenues	$1,694	$91,280	$(438	)(1)	$92,536
Expenses	(1,779)	(22,472)	438	(1)	(23,813)
Other income and loss	—	(163,979)	—		(163,979)
Income tax benefit (expense)	25	(1,005)	—		(980)

Net loss	$(60)	$(96,176)	$—		$(96,236)

(1)
Primarily represents internal fees charged to the Principal Investing segment by the Investment Management segment on a cost plus basis for investment advisory, management and operational services. In addition, for the year ended December 31, 2009 this includes $0.2 million of management fees which were earned on our investment in DPLC and eliminated upon consolidation.

        Our Principal Investing segment results of operations include the financial results of DFR MM CLO for the years ended December 31, 2009 and 2008 and the financial results of DPLC for the year ended December 31, 2009. The Principal Investing segment results of operations also includes the financial results of Market Square CLO for the year ended December 31, 2008. On June 30, 2009, we sold all of our preference shares in Market Square CLO to an unrelated third party in exchange for an upfront payment and a delayed purchase price in the form of a right to receive a portion of the future distributions, if any, on the preference shares. As a result of the sale, we determined we were no longer the primary beneficiary of Market Square CLO and therefore deconsolidated Market Square CLO. As of December 31, 2009, none of the Market Square CLO assets, liabilities or equity are included in our consolidated balance sheet; however, all of the financial impacts to the consolidated statements of operations from the previous consolidation of Market Square CLO were recognized through June 30, 2009. The Principal Investing segment results of operations also includes the financial results of Pinetree CDO for the year ended December 31, 2007. On December 31, 2007 we sold all of our preference shares in Pinetree CDO. As a result of the sale, we determined we were no longer the primary beneficiary of Pinetree CDO and therefore deconsolidated Pinetree CDO. As of December 31, 2007, none of the Pinetree CDO assets, liabilities or equity were included in our consolidated balance sheet; however, all of the financial impacts to the consolidated statements of operations from the previous consolidation of Pinetree CDO were recognized through December 31, 2007.

Investment Management Segment

  Revenues

        Our Investment Management segment revenues primarily represent the fee income earned for the management of investment accounts for various types of clients. The Investment Management segment was created as a result of the Merger. As such, data presented for the year ended December 31, 2007 represents the period from December 22, 2007 to December 31, 2007. The following table summarizes the Investment Management segment revenues:

				Variance
	Year ended December 31,
				2009 vs. 2008	2008 vs. 2007
	2009	2008	2007
	(In thousands)
Investment Management Segment Revenues
Interest income	$82	$723	$43	$(641)	$680
Interest expense	4,999	7,108	242	(2,109)	6,866

Net interest expense	(4,917)	(6,385)	(199)	1,468	(6,186)
Investment advisory fees(1)	23,907	52,225	1,893	(28,318)	50,332

Total Investment Management segment revenues	$18,990	$45,840	$1,694	$(26,850)	$44,146

(1)
Investment advisory fees include intercompany investment advisory fees of $6.0 million, $12.1 million and $0.4 million for the years ended December 31, 2009, 2008, and 2007, respectively, which are eliminated upon consolidation.

  Net Interest Income

        Interest income for the year ended December 31, 2009 is primarily comprised of interest earned from our cash balances. Interest income for the year ended December 31, 2008 is primarily comprised of interest earned on preferred shares of CDOs of $0.5 million and interest earned on cash balances of $0.2 million. We owned preferred shares issued by two and one of the CDOs that we managed as of December 31, 2009 and 2008, respectively. The primary driver of the reduction in interest income during the year ended December 31, 2009, as compared to the year ended December 31, 2008, was the termination of equity distributions from our investments in preferred shares of CDOs during the first quarter of 2009. Interest expense for all periods presented is primarily comprised of interest expense on the Series A and Series B Notes. The reduction in interest expense during the year ended December 31, 2009, as compared to the year ended December 31, 2008, was the result of a reduced interest rate environment.

  Investment Advisory Fees

        For the years ended December 31, 2009, 2008 and 2007, investment advisory fees were $23.9 million, $52.2 million and $1.9 million, respectively, on a segment basis, and $17.9 million, $40.2 million, and $1.5 million, respectively, on a consolidated basis due to the $6.0 million, $12.1 million and $0.4 million, respectively, of fees earned by the Investment Management segment from the Principal Investing segment, which are eliminated upon consolidation. Our investment advisory fee revenue during the periods presented was generated by our CDOs, our investment funds, which were liquidated in 2008, our separately managed accounts and DPLC. The following discussions further analyze and explain changes in our investment advisory fees by type and product.

  CDOs

        The following table summarizes the investment advisory fee revenues from CDOs:

					Variance
	Year ended December 31,
					2009 vs. 2008
	2009		2008
	(In thousands)
Senior Management Fees:
CLOs	$6,693		$8,620		$(1,927)
ABS	3,330		5,304		(1,974)
Corporate Bonds	1,833		1,027		806

Total Senior Mangement Fees	11,856		14,951		(3,095)

Subordinated Management Fees:
CLOs	2,774		12,654		(9,880)
ABS	152		352		(200)
Corporate Bonds	564		310		254

Total Subordinate Mangement Fees	3,490		13,316		(9,826)

Performance Fees(1):
CLOs	1,026	(2)	—		1,026
ABS	—		2,774	(3)	(2,774)
Corporate Bonds	225	(4)	—		225

Total Performance Fees	1,251		2,774		(1,523)

Total CDO Advisory Fees:
CLOs	10,493		21,274		(10,781)
ABS	3,482		8,430		(4,948)
Corporate Bonds	2,622		1,337		1,285

Total CDO Advisory Fees	$16,597		$31,041		$(14,444)

(1)
Performance fees are generally earned after certain investors' returns exceed a specified internal rate of return, or IRR. For purposes of this and the following table, and in accordance with our accounting policies, we also classify any previously deferred senior or subordinated management fees that are subsequently paid as performance fees.

(2)
Performance fees on CLOs for the year ended December 31, 2009 represent previously deferred subordinate management fees.

(3)
Performance fees on ABS CDOs for the year ended December 31, 2008 included a non-recurring performance fee of $2.7 million received from one of our ABS CDOs.

(4)
Performance fees on Corporate Bonds CDOs for the year ended December 31, 2009 include $0.2 million in fees related to a previously liquidated corporate bond CDO as a result of a settlement received in connection with certain litigation relating to one of the assets previously held in the CDO.

        Our fees differ from account to account, but in general, our fees from CDOs consist of a senior management fee (payable before the interest payable on the debt securities issued by the CDO) that ranges from 5 basis points to 20 basis points annually of the principal balance of the underlying collateral of the CDO, a subordinate management fee (payable after the interest payable on the debt securities issued by the CDO and certain other expenses) that ranges from 5 basis points to 45 basis points annually of the principal balance of the underlying collateral of the CDO, and, in certain CDOs, performance fees that are paid after certain investors' returns exceed an internal rate of return, or IRR hurdle. The performance fees generally range from 10% to 20% of residual cash flows above the IRR hurdle and vary by transaction.

        Under the investment management agreements between DCM and the CDOs it manages, the payment of DCM's management fees is generally subject to a "waterfall" structure. Pursuant to these "waterfalls," all or a portion of DCM's subordinated management fees may be deferred if the CDOs do not generate sufficient cash flows to pay the required interest on the notes that the CDOs have issued to investors and certain expenses they have incurred. This could occur if, for example, the issuers of the collateral underlying the CDOs default on or defer payments of principal or interest relating to such collateral or the ratings assigned to such collateral are downgraded below a specified threshold. In addition, all or a portion of DCM's subordinated management fees may be deferred if, among other things, overcollateralization tests and other structural provisions built into the CDOs divert cashflows to the prepayment of the debt securities issued by the CDOs.

        The following table summarizes the average AUM and effective and contractual fee rates of our CDOs for the periods presented:

	Year ended December 31, 2009
		Effective Rate(2)		Weighted Average Contractual Rate(3)
	Average AUM(1)	Senior Management Fee	Subordinated Management Fee(4)	Senior Management Fee	Subordinated Management Fee
	(In thousands)
CLOs(5)	$3,779,403	0.18%	0.10%	0.18%	0.33%

ABS:
High-grade ABS	3,202,580	0.05%	0.00%	0.05%	0.06%
Other ABS	1,389,986	0.12%	0.01%	0.15%	0.22%

Total ABS	4,592,566	0.07%	0.00%	0.08%	0.11%

Corporate bonds(6)	837,972	0.22%	0.09%	0.21%	0.23%

Total CDOs	$9,209,941	0.13%	0.05%	0.13%	0.21%

	Year ended December 31, 2008
		Effective Rate(2)		Weighted Average Contractual Rate(3)
	Average AUM(1)	Senior Management Fee	Subordinated Management Fee	Senior Management Fee	Subordinated Management Fee
	(In thousands)
CLOs(5)	$4,662,641	0.18%	0.27%	0.20%	0.30%

ABS:
High-grade ABS	3,624,939	0.05%	0.00%	0.05%	0.06%
Other ABS	2,641,366	0.13%	0.01%	0.14%	0.19%

Total ABS	6,266,305	0.08%	0.01%	0.09%	0.11%

Corporate bonds(6)	703,239	0.15%	0.04%	0.20%	0.18%

Total CDOs	$11,632,185	0.13%	0.11%	0.14%	0.19%

(1)
Average AUM is calculated as the average of the AUM on the first day of each month in 2009 and 2008, respectively. CDO AUM numbers generally reflect the aggregate principal or notional balance of the collateral and, in some cases, the cash balance held by the CDO and are as of the date of the last trustee report received for each CDO prior to the AUM date, as appropriate. The AUM for our Euro-denominated CDOs has been converted to U.S. dollars using the spot rate of exchange as of the respective AUM date.

(2)
The effective rate for the years ended December 31, 2009 and 2008 is calculated by taking management fees earned during the period divided by the average AUM. The senior and subordinated management fee effective rates may differ from the contractual fee rates for various reasons, including the following: (a) we may have entered into agreements with specific investors pursuant to which a portion of our management fees are paid to those investors and (b) our senior or subordinated management fees may be deferred as a result of certain structural provisions built into the documents governing the CDO. In certain circumstances, we may at a later date, subject to certain performance triggers, be entitled to repayment of the fees paid to investors described in (a) above. In addition, we may at a later date, subject to the satisfaction of certain structural provisions, be entitled to payment of the deferred fees described in (b) above.

(3)
The weighted average contractual senior and subordinated management fee rates are obtained by multiplying the contractual fee rates for each CDO by that CDO's average AUM and dividing that number by the total average AUM for the relevant asset class.

(4)
The subordinated management fee effective rates include previously deferred subordinated management fees received during the year and categorized as performance fees.

(5)
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

(6)
The effective and contractual rates for Robeco CDO are calculated based on the fees that we are entitled to receive pursuant to the asset purchase agreement between DCM and Robeco Investment Management, Inc. and are not the total fees paid by the CDO or the contractual fee rates set forth in the management agreement.

        The following table summarizes select details of the structure of each of our CDOs:

	Closing Date	January 1, 2010 AUM(1)	First Optional Call Date(2)	Auction Call Date(3)	Termination of Reinvestment Period(4)	Maturity Year
	Month/Year	(In thousands)		Month/Year
CLOs:
Rosemont CLO, Ltd.	01/02	$141,027	10/05	n/a	01/07	2013
Forest Creek CLO Ltd.	05/03	264,993	07/07	n/a	07/08	2015
Long Grove CLO Ltd.	06/04	353,518	08/08	n/a	05/10	2016
Market Square CLO Ltd.	05/05	273,709	07/07	n/a	04/11	2017
Cumberland II CLO Ltd.	09/05	376,207	02/10	n/a	11/11	2019
Marquette Park CLO Ltd.	12/05	291,902	04/10	n/a	01/12	2020
Bridgeport CLO Ltd.	06/06	490,773	10/09	n/a	07/13	2020
Burr Ridge CLO Plus Ltd.	12/06	288,667	06/12	n/a	03/13	2023
Schiller Park CLO Ltd.	05/07	400,369	07/11	n/a	04/13	2021
Bridgeport CLO II Ltd.	06/07	496,983	12/10	n/a	09/14	2021
DFR Middle Market CLO Ltd.(5)	07/07	288,477	07/10	n/a	07/10	2019
Gillespie CLO PLC(6)	08/07	374,915	02/13	n/a	08/13	2023

Total CLOs		4,041,540

ABS CDOs:
Mid Ocean CBO 2000-1 Ltd.	01/01	110,453	04/06	n/a	01/06	2036
Mid Ocean CBO 2001-1 Ltd.	10/01	126,048	02/06	n/a	01/06	2036
Oceanview CBO I, Ltd.	06/02	157,168	06/06	06/12	06/06	2032, 2037	(7)
Northlake CDO I, Limited	02/03	112,105	03/06	03/13	03/07	2033
Knollwood CDO Ltd.	03/04	118,323	04/07	04/12	04/08	2039
River North CDO Ltd.	01/05	210,452	02/09	02/13	02/09	2040
Buckingham CDO Ltd.	07/05	794,798	08/10	08/13	08/10	2040
Pinetree CDO Ltd.	11/05	182,072	01/10	01/14	01/10	2045
Buckingham CDO II Ltd.	12/05	1,116,306	03/11	03/14	03/11	2041
Knollwood CDO II Ltd.	07/06	66,474	07/09	07/13	n/a	2046
Buckingham CDO III Ltd.	08/06	1,056,493	09/11	09/14	09/11	2051
Aramis CDO	03/07	4,030	03/12	n/a	n/a	2047

Total ABS CDOs		4,054,722

Corporate Bond CDOs:
Valeo Investment Grade CDO Ltd.	01/01	280,589	01/05	n/a	01/06	2013
Valeo Investment Grade CDO II Ltd.	05/01	255,578	06/05	n/a	06/06	2013
Robeco CDO II Limited	08/01	110,718	08/05	n/a	02/06	2013
Mayfair Euro CDO I B.V.(6)	06/01	107,930	05/06	n/a	05/06	2013

Total Corporate Bond CDOs		754,815

Total CDO AUM		$8,851,077

(1)
CDO AUM numbers generally reflect the aggregate principal or notional balance of the collateral and, in some cases, the cash balance held by the CDOs and are as of the date of the last trustee report received for each CDO prior to January 1, 2010.

(2)
CDOs are generally callable by equity holders once per quarter beginning on the "first option call date" and subject to satisfaction of certain conditions.

(3)
ABS CDOs generally contain a provision requiring the manager thereof to attempt to liquidate the collateral held therein on the "auction call date," subject to certain conditions, generally including that the proceeds from any such liquidation be sufficient to redeem the notes and pay certain additional expenses.

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

(6)
The AUM for our Euro-denominated CDOs has been converted into U.S. dollars using the spot rate of exchange on December 31, 2009.

(7)
Maturity date varies by tranche of notes.

        The CDOs that we manage generally contain certain structural provisions, including but not limited to overcollateralization requirements, that are meant to protect investors from deterioration in the credit quality of the underlying collateral pool. Recent increased defaults and downgrades of the collateral underlying our CDOs have put downward pressure on overcollateralization ratios and increased the likelihood that the CDOs we manage will experience events of default or trigger other structural provisions. Noncompliance with overcollateralization tests and other structural provisions may cause cash flows from the CDOs to be diverted to prepay the debt securities issued by the CDOs, which may decrease the asset base on which our future management fees are calculated and typically results in the deferral of the payment of our subordinated management fees. In addition, in certain cases, noncompliance with these overcollateralization tests or other structural provisions can lead to events of default under the indentures governing the CDOs and, ultimately, acceleration of the notes issued by the CDO and the liquidation of the underlying collateral. Certain of our CDOs contain provisions prohibiting the liquidation of the CDO following an event of default unless either the proceeds from the liquidation will be sufficient to pay off all of the notes issued by the CDO along with certain specified expenses or a majority or supermajority of certain specified classes of notes vote to liquidate the CDO. We believe that CDOs that contain these provisions are less likely to liquidate upon the occurrence of an event of default. In addition, certain CDOs we manage contain provisions where noncompliance with overcollateralization tests causes us to become subject to removal as investment manager at the discretion of certain classes of investors.

        CLO investment advisory fee revenue declined by $10.8 million for the year ended December 31, 2009, as compared to the year ended December 31, 2008. We managed four market value CLOs during 2008, all of which contained liquidation triggers and events of default based on the market value of the CLO's assets. The significant decline in liquidity in the credit markets during the year ended December 31, 2008 had a negative impact on the market values of the assets held in our CLOs. All four of our market value CLOs breached their market value triggers during the year ended December 31, 2008 and were subsequently liquidated. For the year ended December 31, 2008, we earned senior management fees of $1.8 million and subordinated management fees of $0.8 million on these market value CLOs. The remainder of our CLOs are cash flow CLOs. Triggers and events of default in these deals are not based on the market value of the underlying asset portfolio.

        Subordinated management fees on CLOs declined by $9.9 million during the year ended December 31, 2009 as compared to the year ended December 31, 2008. This was primarily due to the failure of the overcollateralization tests for substantially all of our cash flow CLOs during the year ended December 31, 2009, resulting in the deferral of subordinated management fees on those CLOs. We earned subordinated management fees on our cash flow CLOs of $2.8 million and $11.8 million for the years ended December 31, 2009 and 2008, respectively. During 2009, all $1.3 million of performance fees represent previously deferred subordinated management fees.

        We expect a portion of our CLO subordinated management fees to continue to be deferred in the near term. However, over time and with continued improvement in market conditions and effective portfolio management, we expect our CLOs to return to compliance with their overcollateralization tests, and, subject to the satisfaction of certain other conditions, we would expect to recoup at least a portion and potentially substantially all of the deferred subordinated management fees and to receive future subordinated management fees on a current basis. We have recently begun to receive a portion of our previously deferred subordinated management fees and, as of December 31, 2009, our CLOs have unrecognized deferred subordinated management fees totaling approximately $6.9 million.

        ABS CDO revenue declined by $5.0 million for the year ended December 31, 2009 as compared to the year ended December 31, 2008 as a result of a decline in senior management fees of $2.0 million, subordinated management fees of $0.2 million and performance fees of $2.8 million. These declines were primarily the result of one of our ABS CDOs liquidating and the reduction in AUM for the remainder of our ABS CDOs, as compared to the year ended December 31, 2008. In addition, during the year ended December 31, 2008 a non-recurring performance fee of $2.7 million was received from one of our ABS CDOs. We expect our ABS CDO AUM and management fees to continue to decline as a result of both the diversion of cash flows to prepay the debt securities issued by those CDOs based on continued noncompliance with overcollateralization tests and other structural provisions and additional defaults and ratings downgrades with respect to the underlying collateral in those CDOs.

        We are continuing to focus on our previously announced strategy of acquiring existing CDO management contracts. On July 17, 2008, we acquired the management contract for Robeco CDO, and, on February 11, 2009, we assumed the management contract for Mayfair Euro CDO.

  Other Investment Advisory Fees

        The following table summarizes the respective investment advisory fee revenues for our investment management contracts related to our separately managed accounts, fixed income arbitrage investment funds and other investment vehicles for the years ended December 31, 2009 and 2008:

	Average AUM(1)	Management Fees	Performance Fees
	(In thousands)
Year ended December 31, 2009:
Separately managed accounts	$313,471	$858	n/a
Other investment vehicle(2)	$13,656	$425	$—
Year ended December 31, 2008:
Fixed income arbitrage investment funds	$455,427	$7,064	$1,186	(3)
Separately managed accounts	$363,666	$870	n/a

(1)
Average AUM is calculated as the average of the AUM on the first day of each month in 2009 and 2008.

(2)
Represents management fee revenues earned on DPLC. We recognized management fee revenues on the portion of the AUM which is not related to our investment in DPLC. As of January 1, 2010, Deerfield and Pegasus agreed to temporarily suspend management fees related to DPLC.

(3)
Performance fees were related to our smaller investment fund, which liquidated on April 30, 2008.

n/a—not applicable

        The reduction in other investment advisory fees during the year ended December 31, 2009 as compared to the year December 31, 2008, was primarily driven by the liquidation of our fixed income arbitrage investment funds during 2008. For the year ended December 31, 2008, we earned management fees of $7.1 million and incentive fees of $1.2 million related to these liquidated investment funds.

        On April 14, 2009, we announced the formation of DPLC, our investment venture with Pegasus. Pegasus is a U.S.-based private equity firm. Pegasus and DFR are currently committed to invest $74.0 million and $15.0 million, respectively, in DPLC. We initially expected such amounts to be invested primarily in corporate bank loans and other senior secured corporate loans. However, as a result of the rapid recovery of corporate loan prices, the return thresholds we initially expected for DPLC are no longer attainable, and we are currently evaluating other investment strategies. As a result of the formation of DPLC, we earned management fees on the portion of the assets under management which is not related to our investment in DPLC. As of January 1, 2010 DFR and Pegasus agreed to temporarily suspend management fees related to DPLC. The commitments of each of Pegasus and DFR are subject to numerous conditions, any or all of which may not be satisfied. As of December 31, 2009, Pegasus and DFR had funded $20.0 million and $4.0 million, respectively, of such commitments. See "Recent Developments" later in this section for further information.

  Intercompany investment advisory fees

        As a result of the Merger, we entered into a new management agreement with DCM. Management fees paid pursuant to this agreement are eliminated upon consolidation in accordance with GAAP. Fees are paid on a cost plus margin basis for investment advisory, management and operational services. All ancillary services, including back office support and certain operating expenses, are charged at cost. For the years ended December 31, 2009, 2008 and 2007, the intercompany investment advisory fees earned in accordance with the new management agreement with DCM were $5.8 million, $12.1 million and $0.4 million, respectively. In addition, intercompany investment advisory fees for the year ended December 31, 2009 include $0.2 million of management fees which were earned on our investment in DPLC and eliminated upon consolidation.

  Expenses

        The following table summarizes our Investment Management segment expenses for the periods presented:

	Year ended December 31,		Variance
			2009 vs. 2008
	2009	2008
	(In millions)
Salaries	$7.9	$13.7	$(5.8)
Incentive compensation	3.3	11.3	(8.0)
Employee benefits	0.9	1.9	(1.0)

Total compensation and benefits	12.1	26.9	(14.8)

Audit and audit-related fees	0.6	0.7	(0.1)
Legal fees	0.1	0.6	(0.5)
Other professional fees	0.2	0.2	—

Total professional services	0.9	1.5	(0.6)

Insurance expense	0.4	0.5	(0.1)

Software and data feeds	1.1	1.9	(0.8)
Other general and administrative fees	0.9	1.1	(0.2)

Total general and administrative expense	2.0	3.0	(1.0)

Fixed asset depreciation	2.7	1.3	1.4
Intangible asset amortization	5.2	8.1	(2.9)

Total depreciation and amortization	7.9	9.4	(1.5)

Occupancy	2.4	2.5	(0.1)

Cost savings initiative	0.2	1.8	(1.6)

Impairment of intangible assets	1.8	47.3	(45.5)
Impairment of goodwill	—	98.7	(98.7)

Total impairment of intangible assets and goodwill	1.8	146.0	(144.2)

Total Investment Management segment expenses	$27.7	$191.6	$(163.9)

        The decrease in expenses of $163.9 million for the year ended December 31, 2009, compared to the year ended December 31, 2008, was primarily attributable to decreases in impairment charges on intangible assets and goodwill of $144.2 million and decreases in compensation and benefits of $14.8 million.

        The $14.8 million, or 54.9%, decrease in compensation and benefits for the year ended December 31, 2009, as compared to the year ended December 31, 2008, was primarily the result of the implementation of two cost savings initiatives and to a lesser extent a reduction in our projected 2009 incentive compensation for existing employees. On March 1, 2008, in response to the adverse credit markets, we implemented a cost savings initiative and reduced our headcount by 13 employees, or 10% of our then current workforce, across a broad range of functions. In November 2008, in response to the continued deterioration in market conditions, we implemented a second cost savings initiative and reduced our headcount by 24 employees, or approximately

26% of our then current workforce, and reduced bonus compensation. The compensation payable to those 24 employees accounted for approximately 37% of our annual compensation expense in 2008. The headcount reductions were largely related to the fixed income arbitrage trading business and the associated back-office infrastructure. We believe these cost savings initiatives will continue to improve our financial results without adversely impacting our ability to operate our business in a prudent manner. As of December 31, 2009 and 2008 we had approximately 67 employees.

        We also focused on cost savings resulting from the reduction of our other operating expenses (excludes depreciation and amortization, cost savings initiatives and impairment of intangible assets and goodwill) which resulted in an aggregate savings of $1.8 million or 24.0% decrease in operating expenses which consisted of savings of $0.6 million, $0.1 million, $1.0 million and $0.1 million in professional fees, insurance expense, general and administrative expense and occupancy expense, respectively.

        During the year ended December 31, 2009, we recorded $1.8 million of impairment charges on intangible assets. We recorded impairment charges of $0.8 million associated with the management contract for Knollwood CDO II and $0.2 million associated with the management contract for Valeo CDO as a result of the decline in expected future management fee cash flows from these CDOs. In addition, we recorded $0.8 million of impairment charges related to the "Deerfield" trade name.

        During the year ended December 31, 2008, we recorded $47.3 million of impairment charges on intangible assets, including $35.4 million associated with the management contracts related to our investment funds, which performed poorly and were liquidated during 2008, and $4.0 million of impairment charges related to the "Deerfield" trade name.

        In addition, we recorded impairment charges of $7.9 million associated with the management contracts related to our CDOs. This is comprised of $3.3 million, $1.5 million, $1.3 million, $1.0 million, $0.4 million, $0.3 million and $0.1 million related to the intangible assets associated with the management contracts for Coltrane CLO PLC, or Coltrane CLO, Bryn Mawr CLO II Ltd., or Bryn Mawr CLO II, Castle Harbor II CLO Ltd., or Castle Harbor II CLO, Western Springs CDO Ltd., or Western Springs CDO, Aramis CDO, Knollwood CDO II and Access Institutional Loan Fund, or Access Fund, respectively. Coltrane CLO triggered a market value-based event of default during the first quarter of 2008 and was liquidated by an administrative receiver. Western Springs CDO triggered an event of default during the first quarter of 2008 resulting primarily from downgrades of its underlying collateral and was subsequently liquidated. Castle Harbor II CLO triggered a market value-based event of default and was subsequently liquidated. Access Fund triggered a market-value based event of default in the third quarter of 2008 and was subsequently liquidated. During the fourth quarter of 2008, Bryn Mawr CLO II triggered a market value-based event of default and was subsequently liquidated. As of December 31, 2008, we also recognized partial and full impairment charges associated with the management contracts related to Knollwood CDO II and Aramis CDO, respectively, as a result of impairment analysis based on future cash flows.

        For the year ended December 31, 2008, we recorded full impairment of the $98.7 million in goodwill recorded in conjunction with the Merger. Although a significant amount of time had not passed since the Merger, the continued deterioration of global credit markets and significant decline in our overall market capitalization during the first quarter of 2008 was a triggering event for an analysis of possible goodwill impairment. For the first quarter of 2008, the estimated cash flows generated by the Investment Management segment were generally consistent with the cash flows estimated at the time of the Merger. However, the market multiple for the companies that we considered comparable had decreased. This decline in market multiples largely contributed to the $20.0 million of goodwill impairment recorded during the first quarter of 2008. As a result of the further decline in our overall market capitalization experienced during the third quarter of 2008, we performed another analysis for possible goodwill impairment as of September 30, 2008 and determined that impairment on the remaining goodwill balance (after Merger purchase price adjustments) of $78.1 million was necessary. This was a result of the combined effect of lower market multiples, continued decline in our overall market capitalization and reduced estimated cash flows from the Investment Management segment compared to those estimated at the time of the Merger due to declines in AUM.

        In connection with the Lease Amendment signed on November 27, 2009, we expect our annual rent expense to be reduced by approximately $1.3 million annually to reflect the reduced square footage of the New Premises. We will recognize a non-cash acceleration of depreciation and amortization expense related to certain leasehold improvements and fixed assets on the Original Premises as a result of a shorter estimated life for the use of those assets. The total impact of the acceleration of the depreciation and amortization expense is approximately $6.9 million, which we will expense ratably from the date the Lease Amendment was signed to the date on which we vacate the Original Premises (expected to be April 30, 2010). The impact of the accelerated depreciation during the year ended December 31, 2009 was approximately $1.4 million.

  Other Income and Gain (Loss)

        Other income and gain (loss) for the Investment Management segment primarily consisted of the realized and unrealized losses related to our investments in preferred shares of CDOs that are managed by DCM and beneficial interest in CDOs. During the year ended December 31, 2009, we recognized unrealized losses of $0.1 million in net gain (loss) on investments at fair value in the consolidated statements of operations related to these investments. During the year ended December 31, 2008, we recognized realized and unrealized losses of $1.3 million and $2.6 million, respectively, in net gains (loss) on investments at fair value in the consolidated statements of operations related to these investments.

  Income Tax Expense

        For the year ended December 31, 2009, the Investment Management segment recorded income tax expense of $29,000 due to our subsidiary in London. There is a full valuation allowance on all of our deferred tax assets except for those associated with our subsidiary in London. See "Income Taxes" within the "Critical Accounting Policies" section for a full discussion of our accounting for income taxes.

Principal Investing Segment

  Revenues

        Our Principal Investing segment revenues represent the net spread, or difference, between the interest income we earn on our investment portfolio and the cost of our borrowings. We also recognize the impact of our provision for loan losses on our Principal Investing segment revenues. The following table summarizes the Principal Investing segment revenues:

				Variance
	Year ended December 31,
				2009 vs. 2008	2008 vs. 2007
	2009	2008	2007
	(In millions)
Principal Investing Segment Revenues
Interest income	$48.8	$121.6	$492.8	$(72.8)	$(371.2)
Interest expense	15.0	77.7	393.1	62.7	315.4

Net interest income	33.8	43.9	99.7	(10.1)	(55.8)
Provision for loan losses	20.1	76.0	8.4	55.9	(67.6)

Total Principal Investing segment revenues	$13.7	$(32.1)	$91.3	$45.8	$(123.4)

        The following table summarizes our Principal Investing segment interest income:

	Year ended December 31,					% of total interest income
				Variance 2009 vs. 2008	Variance 2008 vs. 2007
	2009	2008	2007			Year ended December 31,
	(In millions)					2009	2008	2007
Real Estate Investments:
RMBS	$16.1	$59.0	$379.8	$(42.9)	$(320.8)	33.0%	48.5%	77.1%
Corporate loans and securities:
Loans held in DFR MM CLO	24.0	28.7	13.7	(4.7)	15.0	49.2%	23.6%	2.8%
Loans held in the Wachovia Facility	1.2	10.1	42.9	(8.9)	(32.8)	2.5%	8.3%	8.7%
Other corporate leveraged loans	0.5	2.6	2.4	(2.1)	0.2	1.0%	2.1%	0.5%
High yield corporate bonds	—	—	0.7	—	(0.7)	0.0%	0.0%	0.1%
Assets held in Market Square CLO	6.1	18.1	23.3	(12.0)	(5.2)	12.5%	14.9%	4.7%
Assets held in DPLC	0.5	—	—	0.5	—	1.0%	0.0%	0.0%
ABS held in Pinetree CDO	—	—	21.3	—	(21.3)	0.0%	0.0%	4.3%
Commercial real estate loans and securities	(0.1)	1.7	5.9	(1.8)	(4.2)	-0.2%	1.4%	1.2%
Treasuries and short term investments	—	1.3	2.5	(1.3)	(1.2)	0.0%	1.1%	0.5%
Equities and other investments	0.5	0.1	0.3	0.4	(0.2)	1.0%	0.1%	0.1%

Total interest income	$48.8	$121.6	$492.8	$(72.8)	$(371.2)	100.0%	100.0%	100.0%

        The decrease in interest income of $72.8 million for the year ended December 31, 2009 as compared to the year ended December 31, 2008, was attributable primarily to the reduction of our RMBS and alternative assets portfolios and, to a lesser extent, to a lower interest rate environment. As of December 31, 2009, our RMBS and alternative asset portfolios totaled $305.2 million and $288.4 million, respectively, as compared to $347.8 million and $460.6 million, respectively, at December 31, 2008. RMBS interest income decreased by $42.9 million for the year ended December 31, 2009 as compared to the year ended December 31, 2008. This decline was primarily the result of the sale of RMBS with an amortized cost of $6.2 billion during the three months ended March 31, 2008 combined with a lower interest rate environment. The $29.9 million decrease in alternative assets interest income for the year ended December 31, 2009 as compared to the year ended December 31, 2008, was primarily the result of lower investment balances and a lower interest rate environment. Loans held in DFR MM CLO and other corporate leveraged loans totaled $261.2 million as of December 31, 2009 as compared to $262.4 million of loans held in DFR MM CLO, loans held in the Wachovia Facility and other corporate leveraged loans as of December 31, 2008. The Wachovia Facility was fully repaid and all of our obligations thereunder were satisfied during the third quarter of 2009. Reductions in interest rates and the placement of certain loans on non-accrual status also contributed to the reductions in interest income on loans held in DFR MM CLO and commercial real estate loans and securities. The decrease in interest income on loans held in the Wachovia Facility of $8.9 million for the year ended December 31, 2009 was the result of the sale of a substantial portion of the loans in the portfolio during 2008 and the first quarter of 2009. In addition, as a result of the sale of all of our preference shares in Market Square CLO, we deconsolidated Market Square CLO on June 30, 2009 and subsequently we no longer include the results of Market Square CLO in the results of our operations. Reductions in interest income related to Market Square CLO were $12.0 million for the year ended December 31, 2009 as compared to the year ended December 31, 2008.

        The decrease in interest income of $371.2 million during 2008 was primarily attributable to the significant reduction of our RMBS and corporate loans and other investments portfolios and, to a lesser extent, to a lower interest rate environment. As of December 31, 2008, our RMBS and corporate loans and other investments portfolios totaled $347.8 million and $460.6 million, respectively, as compared to $6.3 billion and $744.1 million, respectively, at December 31, 2007. Additionally, we sold all of our preference shares in Pinetree CDO and deconsolidated that entity as of December 31, 2007, which resulted in reductions in interest income of $21.3 million for the year ended December 31, 2008. Other corporate leveraged loans, assets held in the Wachovia Facility and assets held in DFR MM CLO totaled $262.4 million as of December 31, 2008 as compared to $435.2 million as of December 31, 2007. The decrease in interest income on assets held in the Wachovia Facility of $32.8 million for the year ended December 31, 2008 was partially offset by the increase of

$15.0 million in interest income on assets held in DFR MM CLO, as certain of these assets were moved out of the Wachovia Facility in conjunction with the closing of DFR MM CLO in July 2007.

        The following table summarizes our Principal Investing segment interest expense:

	Year ended December 31,
				Variance 2009 vs. 2008	Variance 2008 vs. 2007
	2009	2008	2007
	(In millions)
Repurchase agreements	$2.2	$39.5	$375.6	$(37.3)	$(336.1)
Hedging activity	0.2	5.4	(48.4)	(5.2)	53.8
Long term debt:
Recourse:
Trust preferred securities	4.7	7.6	10.1	(2.9)	(2.5)
Non-Recourse:
DFR MM CLO	3.9	10.0	2.4	(6.1)	7.6
Market Square CLO	2.7	11.3	16.3	(8.6)	(5.0)
Pinetree CDO	—	—	17.1	—	(17.1)
Wachovia Facility	—	1.6	15.1	(1.6)	(13.5)

Total long term debt	11.3	30.5	61.0	(19.2)	(30.5)
Amortization of debt issuance cost	1.3	2.3	4.5	(1.0)	(2.2)
Margin borrowing and other	—	—	0.4	—	(0.4)

Total interest expense	$15.0	$77.7	$393.1	$(62.7)	$(315.4)

        The decrease in interest expense of $62.7 million for the year ended December 31, 2009 compared to the year ended December 31, 2008 was primarily the result of significantly reduced repurchase agreement balances and long term debt balances and, to a lesser extent, a lower interest rate environment during the year ended December 31, 2009, as compared to 2008. During the first quarter of 2008, we significantly reduced our RMBS portfolio through sales, which in turn resulted in the repayment of the outstanding repurchase agreements used to finance that RMBS and the termination of the associated interest rate swaps used to hedge our interest rate risk on those repurchase agreements. The decrease in the average outstanding repurchase agreement balance and swaps outstanding for the year ended December 31, 2009 combined with a lower interest rate environment during the year ended December 31, 2009, as compared to the year ended December 31, 2008, contributed to a $42.5 million decrease in interest expense.

        The interest expense related to long term debt decreased by $20.2 million for the year ended December 31, 2009 as compared to the year ended December 31, 2008. The deconsolidation of Market Square CLO on June 30, 2009 provided a decrease in interest expense of $8.6 million for the year ended December 31, 2009 as compared to the year ended December 31, 2008. Lower interest rates on our long term debt and lower outstanding long term debt balances on DFR MM CLO during 2009 provided decreases of $10.0 million for the year ended December 31, 2009 as compared to the year ended December 31, 2008. In addition, we fully repaid the outstanding balance in the Wachovia Facility in August 2009. This resulted in a reduction to our interest expense of $1.6 million for the year ended December 31, 2009 as compared to the year ended December 31, 2008.

        The decrease in interest expense of $315.4 million for the year ended December 31, 2008 compared to the year ended December 31, 2007 was primarily the result of significantly reduced repurchase agreement balances and long term debt balances and, to a lesser extent, a lower interest rate environment during the year ended December 31, 2008, as compared to 2007. During the first quarter of 2008, we sold a significant portion of our RMBS portfolio through sales, which in turn resulted in the repayment of the outstanding repurchase agreements used to finance that RMBS and our outstanding interest rate swaps used to hedge our interest rate risk on our repurchase agreements. The decrease in the repurchase agreement balance and swaps outstanding for the year ended December 31, 2008 combined with a lower interest rate environment during the year ended December 31, 2008, as compared to the year ended December 31, 2007, contributed to a $282.3 million decrease in interest expense.

        The interest expense related to long term debt decreased by $30.5 million in 2008. There were significant changes in our outstanding long term debt balances in 2008 compared to 2007. We decreased the outstanding balance in the Wachovia Facility from $73.4 million to $13.9 million through sales and paydowns. In addition, we sold our entire investment in and deconsolidated Pinetree CDO as of December 31, 2007, which resulted in a reduction to our interest expense of $17.1 million for the year ended December 31, 2008.

        We expect interest expense related to our Trust Preferred Securities to decline in the near term as we entered into an exchange offer in March 2010, which among other things will reduce our interest rate to a fixed interest rate of 1% per annum commencing on April 30, 2010, until at least December 2012 and possibly through April 30, 2015 if certain specified events occur. Additionally, we expect a further net reduction in interest expense as a result of the extinguishment of the Series A and Series B Notes partially offset by a new debt issuance. See "Recent Developments" later in this section for further information.

  Provision for Loan Losses

        The following table summarizes our Principal Investing segment provision for loan losses:

	Year ended December 31,
	2009	2008	2007
	(In millions)
Loans held in DFR MM CLO	$15.2	$17.3	$—
Loans held in Wachovia Facility	—	34.4	3.1
Other corporate leveraged loans	—	17.2	5.3
Commercial real estate loans	4.9	7.1	—

Total provision for loan losses	$20.1	$76.0	$8.4

        During the year ended December 31, 2009 we recognized provisions for loan losses of $20.1 million. This was primarily comprised of provisions for loan losses of $18.1 million related to five loans held in DFR MM CLO. As of December 31, 2009 we still held three of these loans with total outstanding principal of $12.7 million. In addition, we recorded recoveries of $2.9 million related to the two loans we no longer hold. We also recorded provisions for loan losses of $4.4 million related to three commercial real estate loans still being held for investment with total outstanding principal of $8.1 million and $0.5 million related to one commercial real estate loan which we no longer own.

        During the year ended December 31, 2008 we recognized provisions for loan losses of $76.0 million. We sold a significant portion of the loans held within the Wachovia Facility during the year ended December 31, 2008, and we transferred loans held within the Wachovia Facility to loans held for sale with a par value of $81.4 million and a carrying value at date of transfer of $46.7 million. In addition, we transferred other corporate leveraged loans with a par value of $39.0 million and a carrying value at date of transfer of $12.4 million to loans held for sale during the period. In conjunction with these transfers from loans held for investment to loans held for sale we determined the estimated fair value for these loans and transferred them to held for sale at the estimated fair value, with the difference between the held for investment carrying value and the estimated fair value flowing through the provision for loan losses. We recorded increases to the provision for loan losses of $52.5 million during the year ended December 31, 2008 for loans held in the Wachovia Facility and other corporate leveraged loans as a result of transferring these assets to held for sale. In addition, we recorded an increase in the provision for loan losses of $17.3 million related to three loans held in DFR MM CLO and $6.2 million related to four commercial real estate loans still being held for investment.

        The 2007 provision for loan losses of $8.4 million was composed of an increase of $12.2 million related to three loans, partially offset by a $3.8 million recovery of one of the loans.

  Expenses

        The following table summarizes Principal Investing segment expenses for the periods presented:

	Year ended December 31,
				Variance 2009 vs. 2008	Variance 2008 vs. 2007
	2009	2008	2007
	(In millions)
Management fee expense to related party (1)	$7.0	$12.1	$14.7	$(5.1)	$(2.6)

Audit and audit-related fees	0.7	1.5	1.5	(0.8)	—
Legal fees	1.0	3.5	1.5	(2.5)	2.0
Other professional fees	0.4	0.7	1.3	(0.3)	(0.6)

Total professional services	2.1	5.7	4.3	(3.6)	1.4

Insurance expense	2.7	2.4	0.8	0.3	1.6

Board of directors fees	1.6	1.5	1.3	0.1	0.2
Banking and other administrative fees	0.6	0.7	0.6	(0.1)	0.1
Software and data feeds	0.1	0.2	0.5	(0.1)	(0.3)
Other general and administrative fees	0.2	0.5	0.2	(0.3)	0.3
DPLC stucturing and organizational expenses	3.3	—	—	3.3	—

Total general and administrative expenses	5.8	2.9	2.6	2.9	0.3

Total Principal Investing segment expenses	$17.6	$23.1	$22.4	$(5.5)	$0.7

(1)
Management fee expense of $5.8 million, $12.1 million and $0.4 million for the years ended December 31, 2009, 2008 and 2007, respectively, is charged in conjunction with our management agreement with DCM and eliminated in consolidation. In addition, management fee expense of $0.2 million for the year ended December 31, 2009 is charged on the Company's investment in DPLC and eliminated in consolidation.

        The decrease in expenses of $5.5 million for the year ended December 31, 2009, compared to the same period in 2008, was attributable to decreases in management fee expense to related party and professional services of $5.1 million and $3.6 million, respectively, partially offset by increases in general and administrative expenses and insurance expense of $2.9 million and $0.3 million, respectively. The decrease in total professional services of $3.6 million was primarily the result of a $2.5 million decrease in legal fees and a $0.8 million decrease in audit and audit-related fees based on a reduction in estimated fees for services during 2009. The $2.9 million increase in general and administrative expenses was primarily driven by $3.3 million in one-time organizational and structuring fees attributable to the formation of DPLC. These fees were borne by DPLC. The $0.3 million increase in insurance expense reflects an increase in insurance premiums over the prior period presented.

        The increase in expenses of $0.7 million for the year ended December 31, 2008, compared to the same period in 2007, was primarily attributable to increases of $2.0 million in legal fees and $1.6 million of insurance expense partially offset by a $2.6 million decrease in total management and incentive fee expense to a related party. The $2.0 million increase in legal fees was largely a result of our SEC investigation, and we believe the $1.6 million increase in insurance expense was the result of generally higher premiums for companies who operate in our industry, due to volatility in the mortgage and credit markets, as well as increased premiums following the Merger. The $2.6 million decrease in total management and incentive fee expense to related party was the result of a $2.2 million decrease in incentive fee expense as our new management contract is on a cost plus margin basis.

  Other Income and Gain (Loss)

        The following table summarizes our Principal Investing segment other income and gain (loss) for the periods presented:

				Variance	Variance
	Year ended December 31,
				2009 vs. 2008	2008 vs. 2007
	2009	2008	2007
	(In millions)
Net realized loss on available-for-sale securities	$—	$—	$(2.7)	$—	$2.7
Other-than-temporary impairment on available-for-sale securities	—	(4.7)	(109.6)	4.7	104.9

Net loss on available-for-sale securities	—	(4.7)	(112.3)	4.7	107.6

Net realized gain (loss) on investments at fair value	3.2	(179.4)	6.0	182.6	(185.4)
Net unrealized gain (loss) on investments at fair value	6.7	(36.5)	9.5	43.2	(46.0)

Net gain (loss) on investments at fair value	9.9	(215.9)	15.5	225.8	(231.4)

Net realized (loss) gain on loans	(3.3)	(15.4)	0.4	12.1	(15.8)
Net unrealized gain (loss) on loans	38.6	(83.6)	(15.0)	122.2	(68.6)

Net gain (loss) on loans	35.3	(99.0)	(14.6)	134.3	(84.4)

Net realized (loss) gain on interest rate swaps	(9.9)	(277.4)	11.8	267.5	(289.2)
Net realized (loss) gain on credit default swaps	(0.5)	(2.4)	1.7	1.9	(4.1)
Net realized (loss) gain on total return swaps	—	(2.3)	0.9	2.3	(3.2)
Net realized loss on interest rate floors and caps	—	(1.7)	(4.4)	1.7	2.7
Net realized loss on warrants	(0.2)	—	—	(0.2)	—
Net unrealized gain (loss) on interest rate swaps	12.6	50.4	(61.8)	(37.8)	112.2
Net unrealized gain (loss) on credit default swaps	0.4	0.2	(1.5)	0.2	1.7
Net unrealized gain (loss) on total return swaps	—	0.8	(1.6)	(0.8)	2.4
Net unrealized gain (loss) on interest rate floors and caps	—	1.1	(0.6)	(1.1)	1.7
Net unrealized gain (loss) on warrants	0.1	(1.1)	(0.2)	1.2	(0.9)

Net gain (loss) on derivatives	2.5	(232.4)	(55.7)	234.9	(176.7)

Dividend income	0.2	0.5	0.3	(0.3)	0.2
Other net (loss) gain	(0.5)	(0.9)	2.8	0.4	(3.7)

Dividend income and other net (loss) gain	(0.3)	(0.4)	3.1	0.1	(3.5)

Net gain on the deconsolidation of Market Square CLO	29.6	—	—	29.6	—

Net other income and gain (loss)	$77.0	$(552.4)	$(164.0)	$629.4	$(388.4)

Total realized gain (loss)	$19.1	$(478.1)	$14.0	$497.2	$(492.1)

Total unrealized gain (loss)	$57.9	$(74.3)	$(178.0)	$132.2	$103.7

        Net other income and gain (loss) improved by $629.4 million for the year ended December 31, 2009 compared to the year ended December 31, 2008. This improvement was primarily attributable to improvements in derivatives, investments at fair value and loans of $234.9 million, $225.8 million and $134.3 million, respectively, and a net gain on the deconsolidation of Market Square CLO of $29.6 million.

        During the year ended December 31, 2009, the net gains on investments at fair value were $9.9 million, primarily driven by $5.2 million in net gains on the RMBS portfolio and $4.7 million in net gains on other investments at fair value. During the year ended December 31, 2009 the net gains on derivatives were $2.5 million, primarily driven by $2.7 million in net gains on interest rate swaps. The decrease in net losses on investments at fair value and derivatives, as compared to the year ended December 31, 2008, was primarily the result of the significant sales of our RMBS portfolio and associated reductions in our outstanding interest rate swaps during the first quarter of 2008. During the first quarter of 2008, our RMBS portfolio experienced a significant decrease in value fueled by the emergent credit crisis. This reduced our ability to successfully finance and hedge our RMBS portfolio. We sold a substantial portion of our non-Agency RMBS and Agency RMBS to improve liquidity, which resulted in realized trading losses on RMBS of $179.4 million for the year ended December 31, 2008. In conjunction with the sale of a substantial portion of our RMBS portfolio during the year ended December 31, 2008, we terminated 205 interest rate swaps with a notional amount of $6.6 billion, which resulted in net losses on interest rate swaps during the year ended December 31, 2008 of $227.0 million.

        Prior to these sales, as of January 1, 2008, in conjunction with the adoption of ASC Topic 825, we de-designated $3.8 billion (notional) of interest rate swaps previously designated as a hedge with a net negative fair value of $85.9 million at de-designation, including accrued interest. As of the adoption date, the other comprehensive loss related to the de-designation of interest rate hedges was $69.9 million. To the extent that the forecasted rolls on repurchase agreement transactions continued as anticipated, we would have amortized this loss and the $27.3 million in other comprehensive loss related to previously de-designated swaps from other comprehensive loss into interest expense over the remaining original hedge period, and all future changes in fair value of the interest rate swaps would have been reflected in the condensed consolidated statements of operations. However, due to the significant RMBS sales activity and corresponding repurchase agreement repayment during the three months ended March 31, 2008, forecasted rolls on the repaid repurchase agreements did not continue as anticipated. As a result, a loss of $91.7 million (including $69.6 million of accelerated amortization on interest rate swaps) was recognized during the three months ended March 31, 2008 in the condensed consolidated statements of operations in net loss on derivatives, and a corresponding cumulative net loss relating to newly and previously de-designated and terminated interest rate swaps in other comprehensive loss was removed.

        The improvement in net gain (loss) on loans during the year ended December 31, 2009, as compared to the same period in 2008, was primarily the result of stronger market performance, which in turn increased the valuation of our held for sale portfolio within Market Square CLO by $45.2 million. Unrealized gains on loans held for sale include recoveries up to original cost or value on the date the loan was transferred from loans held for investment to loans held for sale. The increase in valuation on our Market Square CLO loan portfolio was partially offset by decreased performance on other loans held for sale, which drove down valuations on these loans. In addition, we realized net loss on sales of loans of $3.3 million during the year ended December 31, 2009, primarily as a result of the sale of loans held within the Wachovia Facility with a par value of $31.5 million for $10.8 million, net of interest of $0.2 million, during the three months ended March 31, 2009.

        Although substantially all of the $35.3 million of net gain (loss) on loans for the year ended December 31, 2009 related to loans held in Market Square CLO, our future results will not reflect changes to the values of loans held in Market Square CLO as a result of its deconsolidation.

        Net other income and gain (loss) had increased net losses of $388.4 million for the year ended December 31, 2008, compared to the same period for 2007, primarily attributable to increased losses on investments at fair value, derivatives and loans of $231.4 million, $176.7 million and $84.4 million, respectively, partially offset by decreased losses on available-for-sale securities of $107.6 million.

        As discussed above, the increase in losses on investments in fair value during the year ended December 31, 2008 as compared to the same period in 2007 was primarily the result of realized losses as a result of the sale of a substantial portion of our RMBS portfolio during 2008 which resulted in realized trading losses of $179.4 million for the year ended December 31, 2008. Unrealized losses on investments at fair value were $36.5 million during the year as a result of the overall decrease in the value within the RMBS market. The termination of the majority of our interest rate swaps during the year ended December 31, 2008 resulted in net losses on interest rate swaps during the year ended December 31, 2008 of $227.0 million. The increase in losses on loans was the result of the weakness in the broader financial markets during 2008, where reduced liquidity across the spectrum of securities drove down the valuations of our held for sale loan portfolio within Market Square CLO. The decreased losses on available-for-sale securities of $107.6 million during the year ended December 31, 2008 was the result of having a smaller portfolio of available-for-sale securities this year as a result of the adoption of ASC Topic 825 on January 1, 2008, which resulted in the transfer of all RMBS to investments at fair value.

  Income Tax Expense

        For the years ended December 31, 2009 and 2008, the Principal Investing segment recorded income tax expense of zero and $0.2 million, respectively. This amount is net of a full valuation allowance on the deferred tax assets. See "Income Taxes" within the "Critical Accounting Policies" section for a full discussion of our accounting for income taxes.

Contractual Obligations and Commitments

        The table below summarizes our contractual obligations as of December 31, 2009. These obligations exclude interest expenses because such amounts are not fixed and determinable:

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(In thousands)
Long term debt(1)	$413,329	$—	$72,315	$—	$341,014
Repurchase agreements	291,463	291,463	—	—	—
Lease(2)	7,448	1,060	1,153	1,203	4,032
Derivative liabilities(3)	450	450	—	—	—
Contractual bonus(4)	1,766	1,766	—	—	—
Interest payable(5)	1,103	1,103	—	—	—
Unfunded loan commitments(6)	2,375	2,375	—	—	—
Unsettled investment purchases	803	803	—	—	—
Contractual severance payments	32	32	—	—	—
Other commitments	259	259	—	—	—

Total	$719,028	$299,311	$73,468	$1,203	$345,046

(1)
Long-term debt includes borrowings of $217.3 million, $123.7 million and $72.3 million related to DFR MM CLO, the Trust Preferred Securities and Series A and Series B Notes, respectively. DFR MM CLO debt is due in 2019 and can be called by us, quarterly at par, after July 20, 2010. $51.6 million of the Trust Preferred Securities mature on October 30, 2035, but are callable by us on or after October 30, 2010, while the remaining $72.1 million mature on October 30, 2036, but are callable by us on or after October 30, 2011. The Series A and Series B Notes are due in December 2012. In all cases, the actual maturity date was used to reflect the period when these commitments would be due, which assumes we are able to stay in compliance with all agreements.

(2)
Amounts are based on cash payment requirements.

(3)
Derivative liabilities represents the fair value of the interest rate swap and cap held in a liability position as of December 31, 2009. These contracts represent contractual agreements, where our obligation to pay is dependent upon termination or expiration of the contract and will vary from the fair value presented in this table based on changes in interest rates through the termination or expiration date. All derivative liabilities are categorized as payable within one year, although the length until their contractual expiration dates may be significantly longer.

(4)
Contractual bonus represents the contractual bonuses for certain executives and other employees.

(5)
Interest payable represents the current interest payable as of December 31, 2009. Interest payable is calculated based on variable indexed interest rates, and therefore it was not practicable to estimate future interest payments. All interest payables are categorized as payable within one year, although the term of the underlying debt is significantly longer.

(6)
The unfunded loan commitments represent all amounts unfunded as of December 31, 2009. These amounts may or may not be funded to the borrowing party now or in the future.

Off-Balance Sheet Arrangements

        In September 2005, August 2006 and October 2006, we formed Trust I, Trust II and Trust III, each of which are VIEs. Through our wholly-owned subsidiary, DC LLC, we own 100% of the common shares of the Trusts, which issued, in the aggregate, $120.0 million of preferred shares to unaffiliated investors. DC LLC issued junior subordinated debt securities to the Trusts in the aggregate of $123.7 million, which are guaranteed by us. The rights of common shares of the Trusts are subordinate to the rights of the preferred shares only in the event of a default. Otherwise, the common stockholders' economic and voting rights rank pari passu with the preferred stockholders. We record the investment in the Trusts' common shares as other investments at cost and record dividend income upon declaration by the Trust. See "Part II—Item 8. Financial Statements and Supplementary Data" in Note 2 for a summary of the Trusts transactions. The junior subordinated debt securities are recorded as long term debt, and debt issuance costs are deferred in prepaid and other assets in the consolidated balance sheet. Interest on the debt securities and amortization of debt issuance costs are recorded in the consolidated statements of operations as interest expense.

        As of December 31, 2009, we did not maintain any other relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose or VIEs, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of December 31, 2009, 2008, and 2007, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide additional funding to any such entities, except for the Trusts. See "Recent Developments" later in this section regarding material changes to the Trusts.

Liquidity and Capital Resources

        We held cash and cash equivalents of $48.7 million as of December 31, 2009.

        Our operating activities used cash of $137.2 million for the year ended December 31, 2009, primarily through the following:

        Net inflows and non-cash adjustments of $97.9 million, consisting of the following:

  •
  Net income attributable to common stockholders—$64.3 million

  •
  Provision for loan losses—$20.1 million

  •
  Depreciation and amortization—$7.9 million

  •
  Net change in operating assets and liabilities—$2.5 million

  •
  Impairment of intangible assets—$1.8 million

  •
  Unrealized loss from other investments—$0.6 million

  •
  Share-based compensation—$0.3 million

  •
  Non-cash rental expense—$0.2 million

  •
  Amortization of net loss on previously designated derivatives—$0.2 million

        Net outflows and non-cash adjustments totaled $235.1 million, consisting of the following:

  •
  Net purchases of investments at fair value—$145.1 million

  •
  Net gain on loans—$35.3 million

  •
  Net gain on the deconsolidation of Market Square CLO—$29.6 million

  •
  Net changes in undesignated derivatives—$13.3 million

  •
  Net gain on investments at fair value—$9.8 million

  •
  Net premium and discount amortization on investments, loans and debt issuance—$1.2 million

  •
  Net purchases of loans held for sale—$0.8 million

        Our investing activities provided cash of $197.4 million for the year ended December 31, 2009, primarily from principal payments and proceeds from the sale of investments at fair value previously classified as available-for-sale of $175.6 million, the change in restricted cash and cash equivalents of $51.9 million, principal payments and proceeds from the sale of loans held for investment of $48.1 million and principal payments and proceeds from the sale of loans previously classified as held for investment of $14.3 million, partially offset by the origination and purchase of loans held for investment of $92.5 million.

        Our financing activities used cash of $44.3 million for year ended December 31, 2009, primarily for payments on repurchase agreements of $34.3 million, payments on the Wachovia Facility of $13.9 million, payments on other non-recourse long term debt of $15.8 million within the DFR MM CLO and debt issuance costs of $0.4 million, partially offset by contributions of noncontrolling interests of $20.1 million.

  Leverage

        Our RMBS holdings were $305.2 million and $347.8 million as of December 31, 2009 and 2008, respectively. Our repurchase agreements liabilities were $291.5 million and $326.1 million as of December 31, 2009 and 2008, respectively. As discussed in more detail in the following section, "Liquidity and Sources of Funds," our remaining long term debt of $413.3 million consists of $217.3 million of non-recourse debt, $72.3 million of Series A and Series B Notes, due in 2012, and $123.7 million of Trust Preferred Securities with $51.6 million and $72.1 million due in 2035 and 2036, respectively.

        Although we continue to closely monitor our leverage, the changes in our business resulting from the Merger in 2007 and the termination of our REIT status in 2008 impact how we expect to use and manage leverage going forward. The acquisition of Deerfield, and our subsequent focus on our Investment Management segment, significantly reduces our need for leverage and equity to support our operations because of the generation of cash flows in the form of contractual investment advisory fees. Additionally, the termination of our REIT status provides us with more flexibility to allocate capital to assets other than RMBS, although, in the near term, we expect to continue to hold our RMBS portfolio.

Liquidity and Sources of Funds

        We believe that our current cash and cash equivalents, unencumbered liquid assets, net equity in our financed RMBS portfolio, along with cash flows from operations, among other things, are adequate to meet anticipated long term (greater than one year) liquidity requirements. Unencumbered RMBS and unrestricted cash and cash equivalents aggregated $51.4 million at December 31, 2009. In addition, net equity in our financed RMBS portfolio (including associated interest rate swaps), excluding the unencumbered RMBS included above, totaled $14.9 million at December 31, 2009. In total, we had unrestricted cash and cash equivalents, unencumbered RMBS and net equity in the financed RMBS portfolio of $66.3 million as of December 31, 2009. As of December 31, 2009, the fair value of our Agency RMBS and non-Agency RMBS portfolios were $302.5 million and $2.6 million, respectively. Our largest repurchase agreement counterparty has required that we maintain a minimum of $20.0 million of cash and certain eligible securities in the custody of such counterparty in order to maintain our current repurchase agreement margin percentages on our Agency RMBS. If we fail to satisfy this requirement, the counterparty will have the right to increase the margin percentages under our repurchase agreements and exercise other remedies. As of December 31, 2009, we were in compliance with this requirement.

        On July 31, 2009, we entered into three supplemental indentures with the holders of the Trust Preferred Securities issued by each of Trust I, Trust II and Trust III. See "Recourse Debt" below for additional disclosure regarding the supplemental indentures.

        We attempt to maintain our leverage at a level that we believe ensures that our cash and cash equivalents will be sufficient to satisfy our liquidity requirements. If we are required to sell RMBS, sales at prices lower than their carrying value would result in further realized losses and reduced income. For further discussions concerning the availability of repurchase agreement financing, which we use to finance our RMBS portfolio, see "Trends—Liquidity" above. We may increase our capital resources by consummating offerings of securities or issuing new debt, possibly including preferred stock, common stock, commercial paper, medium-term notes, CDOs, collateralized mortgage obligations and other borrowings. The ability to execute these strategies will depend on, among other things, market conditions for capital raises and for the investment of any proceeds.

        Pursuant to the Lease Amendment, the amount of the letter of credit constituting our security deposit under the Lease was reduced from approximately $2.3 million to approximately $1.3 million. This $1.0 million reduction has been placed in escrow along with $0.5 million by the landlord for build-out costs for our New Premises. The Lease Amendment provides for a further reduction of the amount of the letter of credit to $0.5 million on September 30, 2010 upon the satisfaction of certain conditions.

        As we focus on growing our Investment Management segment, we expect to utilize our cash and liquidity to invest in new investment products. We also may use our cash in connection with the acquisition of CDO management contracts or other Investment Management opportunities. We expect a portion of our CLO subordinated investment advisory fees to continue to be deferred in the near term. However, over time and with improved market conditions and effective portfolio management, we expect our CLOs to return to compliance with their overcollateralization tests, and, subject to the satisfaction of certain other conditions, we would expect to recoup at least a portion and potentially substantially all of the deferred subordinated management fees and to receive future subordinated management fees on a current basis.

        The economic impact of our investment in DFR MM CLO is determined by the cash flows distributed to us by DFR MM CLO on our investment in $50.0 million of preferred shares and our investment in $19.0 million of debt of DFR MM CLO, subject to diversion of cash flows away from us as provided in accordance with the indenture for DFR MM CLO. For the years ended December 31, 2009, 2008 and 2007, the net income of $7.1 million, $1.9 million and $10.5 million, respectively, recorded under GAAP for DFR MM CLO were not indicative of the economic impact to us of cash flow distributions from DFR MM CLO of $5.5 million, $21.4 million and zero, respectively. Cash flows from our investment in the preferred shares of DFR MM CLO were diverted beginning in the second quarter of 2009 in accordance with the DFR MM CLO indenture; however, cash flows were still received on our investment in DFR MM CLO debt. Additionally, during the first quarter of 2010, we received a distribution of $3.6 million related to our investment in the preferred shares of DFR MM CLO, and while we do expect to receive future cash flows from this investment, it is very difficult to predict the timing and amount of such future cash flows.

  Investment Management Segment

        The following is a summary of our recourse Investment Management segment borrowings as of December 31, 2009:

	Series A and Series B Notes
Outstanding balance (in thousands)	$72,315	(1)
Weighted average borrowing rate	5.29%
Weighted-average remaining maturity (in years)	3.00

(1)
Principal outstanding of $73.9 million is presented net of a remaining $1.6 million discount.

        On December 21, 2007, in connection with the Merger, we issued the Series A and Series B Notes to the sellers with a principal balance of $73.9 million ($48.9 million Series A Notes and $25.0 million Series B Notes) recorded at carrying value of $72.3 million, net of a $1.6 million fair value discount as of December 31, 2009 that will be amortized into interest expense using the effective yield method from issuance date to maturity on December 21, 2012. The Series A and Series B Notes are recourse debt. Recourse debt refers to debt that is a general obligation.

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

        The Series A and Series B Notes bear interest at a variable rate based upon LIBOR and an initial additional margin of 5.0% per year. Commencing January 1, 2010, such additional annual margin of the Series A and Series B Notes will increase by increments of 0.5% per annum in each three-month period for eighteen months and 0.25% per annum for each three-month period thereafter.

        The Note Documents contain various restrictive covenants with respect to us and our subsidiaries incurring additional indebtedness or guarantees, creating liens on their assets and certain other matters and in each case subject to those exceptions specified in the Note Documents. We will be obligated to prepay the Series A and Series B Notes upon a Change of Control (as defined in the Note Documents). We may redeem the Series A and Series B Notes before their maturity from time to time, in whole or in part, at a redemption price equal to 100% of the aggregate outstanding principal amount of the Series A and Series B Notes to be redeemed plus accrued and unpaid interest.

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

        On May 6, 2008, we entered into an amendment to the note purchase agreement for each of the Series A and Series B Notes that amended, among other provisions, certain covenants in order to permit the maintenance of intercompany notes issued to DFR by, and by DFR to, certain of its subsidiaries as well as a letter of credit required under the lease for our Rosemont, Illinois offices. In connection with such amendment, we agreed to appoint to the board of managers of each Deerfield and DC LLC one "special manager" nominated by holders of each of the Series A and Series B Notes and to amend the organizational documents of each of Deerfield and DC LLC to provide that the dissent of both such special managers will serve as a veto on any decision by the board of managers of such entity to voluntarily institute proceedings to be adjudicated bankrupt or insolvent or the taking of similar actions. Neither DC LLC nor Deerfield has any plans to institute any such proceeding. The amendments further provide that, other than the dissent right described above, such special managers shall not have any right to directly participate in the management of Deerfield or DC LLC, as the case may be. For further disclosure concerning our Series A and Series B Notes see "Recent Developments" later in this section.

  Principal Investing Segment

        The following is a summary of our Principal Investing segment borrowings as of December 31, 2009:

	Recourse			Non-Recourse
	Repurchase Agreements	Trust Preferred Securities		DFR MM CLO		Total
Outstanding balance (in thousands)	$291,463	$123,717		$217,297	(2)	$632,477
Weighted average borrowing rate	0.36%	3.05%		1.00	%(3)	1.11%
Weighted-average remaining maturity (in years)	0.06	26.43	(1)	9.56		8.48

(1)
$51.6 million of the Trust Preferred Securities are callable by us after October 30, 2010, and $72.1 million are callable by us after October 30, 2011.

(2)
DFR MM CLO financing is callable after July 20, 2010 and quarterly thereafter, subject to certain conditions.

(3)
Excludes $19.0 million of DFR MM CLO debt that is owned by us and eliminated upon consolidation. Had this debt been included, the weighted-average borrowing rate would be 1.26%.

  Recourse Debt

        Recourse debt refers to debt that is a general obligation of ours.

  Repurchase Agreements

        As of December 31, 2009, we had borrowings via repurchase agreements totaling $291.5 million, with a weighted-average current borrowing rate of 0.36%. These borrowings were used to finance the acquisition of Agency RMBS. We expect to continue borrowing funds in the form of repurchase agreements.

        As of December 31, 2009, we had outstanding repurchase agreement balances with two financial institutions. Our repurchase agreement liabilities are significantly concentrated with one counterparty through which we obtained financing for 85.3% of our $291.5 million of repurchase agreement liabilities as of December 31, 2009. Increases in interest rates or spreads on Agency RMBS could reduce the value of our RMBS, which could limit our borrowing ability or cause our lenders to initiate additional margin calls. As most of our borrowing via repurchase agreements are short-term in nature, there is a risk that the terms presently available to us from counterparties to these borrowing could adversely change or that counterparties could become unwilling to continue to provide such financing to us.

        The following table presents certain information regarding the amount at risk related to our repurchase agreements:

	Amount at Risk(1)		Weighted-Average Maturity of Repurchase Agreements
	December 31,
Repurchase Agreement Counterparties:	2009	2008	2009	2008
	(In thousands)		(In days)
Deutsche Bank Securities Inc.	$3,871	$5,247	7	7
Fortis Securities LLC	8,428	10,431	25	6

Total	$12,299	$15,678	22	6

(1)
Equal to the fair value of securities pledged minus repurchase agreement liabilities and related accrued interest payable.

  Trust Preferred Securities

        On September 29, 2005, August 2, 2006 and October 27, 2006, we issued $51.6 million, $25.8 million and $46.3 million of unsecured junior subordinated notes payable to Trust I, Trust II and Trust III, respectively. The Trust I securities mature on October 23, 2035 but are callable by us on or after October 10, 2010. The Trust II and Trust III securities both mature on October 30, 2036 but are callable by us on or after October 30, 2011. Interest is payable quarterly at a floating rate equal to LIBOR plus 3.50% per annum for Trust I and LIBOR plus 2.25% per annum for Trust II and Trust III. This rate was 3.78% for Trust I and 2.53% for Trust II and Trust III as of December 31, 2009.

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

        On July 31, 2009, we entered into the three supplemental indentures, or the Supplemental Indentures, with the holders of the Trust Preferred Securities. The Supplemental Indentures amended the net worth covenants contained in the indentures governing the Trust Preferred Securities, or the Net Worth Covenants, to (i) permanently decrease the net worth required by the Net Worth Covenant from $175.0 million to $50.0 million and (ii) provide that the initial measurement date for compliance with the Net Worth Covenants will be September 30, 2012. In addition, the Supplemental Indentures contained provisions prohibiting us from (i) incurring additional indebtedness for the life of the Trust Preferred Securities, except for indebtedness permitted to be incurred in accordance with provisions that are substantially similar to the provisions of the agreements governing the Series A and Series B Notes and (ii) declaring additional dividends or distributions on our capital stock for the life of the Trust Preferred Securities, except as permitted in accordance with provisions that are substantially similar to the provisions of the agreements governing the Series A and Series B Notes. The Supplemental Indentures also provided the representative of the holders of the Trust Preferred Securities with certain inspection rights. The Supplemental Indentures superseded the temporary waiver of the Net Worth Covenant obtained from the holders of the Trust Preferred Securities in 2008. We paid the holders of the Trust Preferred Securities a fee of $250,000 on July 31, 2009 and committed to pay such holders an additional fee of $250,000 on or before July 31, 2010 in connection with the Supplemental Indentures. See "Part I—Item 1A. Risk Factors—Risks Related to Our Business Generally" for further discussion concerning the Trust Preferred Securities. For further disclosure concerning our Trust Preferred Securities see "Recent Developments" later in this section.

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

  DFR MM CLO

        DFR MM CLO's debt securities bear interest at rates that reset quarterly based on varying spreads to three-month LIBOR. The long term debt issued by DFR MM CLO had a weighted average interest rate of 1.00% and 5.19% (1.26% and 5.44% including the $19.0 million of DFR MM CLO debt owned by us and eliminated upon consolidation), using the last reset dates as of December 31, 2009 and 2008, respectively.

        The DFR MM CLO notes are due in 2019, but are callable by us, at par, on July 20, 2010 and quarterly thereafter, subject to certain conditions. DFR MM CLO is a consolidated bankruptcy remote subsidiary, and the holders of its debt securities have recourse only to the collateral of DFR MM CLO, which had assets with a carrying value of $280.0 million and $293.8 million as of December 31, 2009 and 2008, respectively. During the year ended December 31, 2009 DFR MM CLO paid down $13.7 million of its outstanding debt as a result of certain structural provisions contained in its indenture.

  Wachovia Facility

        The Wachovia Facility was fully repaid in August 2009 and all of our obligations thereunder were satisfied.

  Market Square CLO

        On June 30, 2009, we sold all of our preference shares in Market Square CLO. As a result of the sale, we determined that we were no longer the primary beneficiary of Market Square CLO and therefore deconsolidated Market Square CLO. Prior to the sale of all of our preference shares, Market Square CLO was a consolidated bankruptcy remote subsidiary, and the holders of its debt securities had recourse only to the collateral of Market Square CLO.

  Distribution Policy

        We are no longer subject to the distribution requirements applicable to REITs. The covenants contained in our indebtedness currently prohibit us from declaring dividends or distributions on our common stock, and therefore, we do not expect to make dividend distributions in the foreseeable future.

Recent Developments

Trust Preferred Exchange

        On March 4, 2010, we entered into an exchange agreement, or the Exchange Agreement, with Taberna Preferred Funding V, Ltd., Taberna Preferred Funding VII, Ltd., Taberna Preferred Funding VIII, Ltd. and Taberna Preferred Funding IX Ltd., to exchange $95.0 million of the $120.0 million aggregate outstanding principal amount of Trust Preferred Securities previously issued by the Trusts, for $95.0 million aggregate outstanding principal amount of junior subordinated notes issued by us (the "Trust Preferred Exchange"). The Trust Preferred Exchange was consummated on March 4, 2010. An aggregate of $25.0 million in principal amount of Trust Preferred Securities issued by Trust I was not exchanged and remains outstanding.

        The new junior subordinated notes (the "New Subordinated Notes") issued by us in connection with the Trust Preferred Exchange are governed by a junior subordinated indenture (the "New Indenture"), dated March 4, 2010, between us and The Bank of New York Mellon Trust Company, National Association, as trustee. Pursuant to the New Indenture, the New Subordinated Notes bear a fixed interest rate of 1.00% per annum commencing on April 30, 2010, payable quarterly through April 30, 2015 or an earlier date upon which certain specified events occur (the "Modification Period"). Thereafter, the New Subordinated Notes will be subject to a variable interest rate equal to LIBOR plus 2.58% per annum, payable quarterly on the then outstanding principal amount of the New Subordinated Notes until maturity on October 30, 2035. We may redeem the New Subordinated Notes on or after October 30, 2010 at par for cash or replacement securities acceptable to the holders.

        The New Indenture contains certain restrictive covenants including, among other things, (i) a covenant that all asset management activities be conducted by us and our subsidiaries and which permits us to sell equity and material assets of DCM provided, however, that all asset management fees and proceeds from equity and asset sales remain subject to the limits on restricted payments set forth in the New Indenture, (ii) a debt covenant that permits us and DCM to incur indebtedness provided that the proceeds of such indebtedness remain subject to the limits on restricted payments set forth in the New Indenture and (iii) a restricted payments covenant that restricts our ability to pay dividends or make distributions in respect of our equity securities, subject to a number of exceptions and conditions. If we fail to enter into a Credit Enhancing Transaction (as defined in the New Indenture) within certain time periods, then the Modification Period will terminate and certain exceptions to the restricted payments covenant will no longer be available to us. The New Indenture contains other agreements, covenants, events of default and conditions that are similar to the agreements, covenants, events of default and conditions contained in the indentures for the Trust Preferred Securities. Unlike the indentures for the Trust Preferred Securities, the New Indenture does not contain a covenant requiring us to maintain a minimum net worth.

        In connection with the Trust Preferred Exchange, we paid a transaction fee including third-party fees and costs equal to approximately $1.0 million in connection with the exchange. As a result of the redemption of $95.0 million in aggregate principal amount of the Trust Preferred Securities, our obligation to pay approximately $0.2 million in fees associated with a prior amendment was extinguished.

Proposed Strategic Transactions

        On March 22, 2010, we entered into an Acquisition and Investment Agreement, or Acquisition Agreement, with Bounty Investments, LLC, or Bounty, an investment vehicle managed by Renova U.S. Management LLC, or Columbus Nova, and Columbus Nova Credit Investment Management, LLC, or CNCIM, pursuant to which we have agreed to acquire all of the outstanding equity interests of CNCIM from Bounty, or the Acquisition, for a total purchase price of $32.5 million consisting of (i) the issuance of 4,545,455 shares (at an implied price of $5.50 per share) of our common stock, or the Stock Consideration, and (ii) $7,500,000 in cash payable in five equal annual installments beginning six months after the closing date of the Acquisition. In connection with the Acquisition Agreement, we entered into a Transition Services Agreement with Bounty and CNCIM, pursuant to which we will provide services to CNCIM in connection with CNCIM's management of its CLOs. We agreed to enter into a form of Stockholders Agreement, or the Stockholders Agreement, upon the consummation of the transactions contemplated by the Acquisition Agreement providing for, among other things, the right of Bounty to nominate up to three directors to the Board based upon specified percentages of ownership of our outstanding common stock.

        On March 22, 2010, we entered into a Senior Subordinated Convertible Notes Agreement, or the Convertible Notes Agreement, with Bounty pursuant to which Bounty has agreed to purchase for cash $25 million in aggregate principal amount of convertible subordinated notes with a seven and one-half year maturity issued by us, or the Convertible Notes, convertible into shares of our common stock, or the Conversion Shares, at an initial conversion price of $6.05, subject to adjustment. We may, in our sole discretion, pay up to 50% of the interest payment due to any holder of the Convertible Notes in pay-in-kind interest, or PIK Interest. We will pay interest to the holders of Convertible Notes at a rate per annum ranging from 8% to 12% depending upon whether the interest is payable in cash or in-kind and the interest period in which interest is due and payable. The holders of Convertible Notes will have the right, at any time, to convert the principal amount of the Convertible Notes held by such holders into the Conversion Shares at the Conversion Rate, which will initially be approximately 165.29 shares per $1,000 principal amount of Convertible Notes, subject to adjustment for certain events. On or after the second anniversary of the closing date of the transaction, we may redeem all or a part of the Convertible Notes upon not less than 30 nor more than 60 days' notice to the holders of the Convertible Notes at a redemption price equal to 100% of the principal amount of the Convertible Notes plus a specified premium to the interest rate then in effect. We are not required to make a mandatory redemption of the Convertible Notes. We agreed to enter into a form of Registration Rights Agreement upon the consummation of the transactions contemplated by the Convertible Notes Agreement providing for, among other things, registration rights to Bounty with respect to the shares of our common stock comprising the Stock Consideration and the Conversion Shares.

        On March 22, 2010, we and Deerfield entered into a Payment Agreement and Release, or the Senior Notes Repurchase Agreement, with the holders of the Series A and Series B Notes entitling us to repurchase all of the $48.8 million outstanding in aggregate principal amount of Series A Notes at approximately 64.08% of the principal amount thereof plus accrued interest, and all of the $25.1 million outstanding in aggregate principal amount of the Series B Notes at approximately 94.5% of the principal amount thereof plus accrued interest, or an aggregate approximately 25.62% discount from the face amount of the Series A Notes and Series B Notes plus accrued interest, or Senior Notes Repurchase. We intend to use the proceeds of the issuance of the Convertible Notes together with other available funds to finance the Senior Notes Repurchase. Effective upon the date of the Senior Notes Repurchase Agreement, we released the holders of the Series A Notes and Series B Notes from their obligations to indemnify us for losses pursuant to the terms of the Merger Agreement, dated as of December 17, 2007, by and among the Company, DFR Merger Company, LLC, Deerfield and Triarc Companies, Inc. (which indemnification obligations would otherwise have remained in effect until June 30, 2010).

        On March 21, 2010, Pegasus Deerfield, PGS Management, LLC, or PM, and together with Pegasus Deerfield, the Pegasus Parties, the Company, DCM, DPLC GP, Deerfield Loan Manager LLC, or DLM and DPLC, or together with the Company, DCM, DPLC GP and DLM, the Deerfield Parties, and Jonathan Trutter entered into a Waiver and Termination Agreement, or the Termination Agreement, pursuant to which the Pegasus Parties waived certain rights with respect to the issuance of the Stock Consideration and the issuance of the Conversion Shares and the Deerfield Parties and the Pegasus Parties terminated or amended certain provisions of agreements related to DPLC and cancelled 3 million warrants, which is all of the warrants previously issued to the Pegasus Parties. Pursuant to the Termination Agreement, (i) DPLC GP and DPLC

released all partners of DPLC from their unfunded capital commitments to DPLC as of the date of the Termination Agreement, (ii) DPLC will make distributions of $9.0 million to Pegasus Deerfield and an amount equal to his entire capital account balance to Jonathan Trutter and (iii) on or after the date the Pegasus Deerfield receives the distribution in clause (ii), DPLC GP will be permitted to withdraw an amount equal to the entire portion of its capital account attributable to DLM's investment in DPLC GP and distribute such amount to DLM. Additionally, we granted certain of the Pegasus Parties and certain affiliates warrants to purchase 250,000 shares of the Company's common stock at an exercise price of $4.25 per share.

2010 Interim Chairman Compensation Agreement

        On March 22, 2010, we entered into a letter agreement, or the 2010 Rothschild Compensation Agreement, with Peter H. Rothschild setting forth the fees payable to him for his services as Interim Chairman of the Board for the year ended December 31, 2010. Mr. Rothschild has been a member of our Board since December 2004 and the Interim Chairman of the Board since April 19, 2007. The 2010 Rothschild Compensation Agreement provides for a base fee during 2010, of $41,667 per month and an expense reimbursement of $10,000 per month for expenses relating to office space, information technology and other items which Mr. Rothschild pays to his firm which provides him with office space and related infrastructure. This agreement is subject to cancellation at any time at the discretion of the Compensation Committee as well as the occurrence of certain other specified events. The 2010 Rothschild Compensation Agreement also provides for two discretionary fees, a "Capital Transaction Success Fee" not to exceed $1,000,000 and a "Non-Capital Transaction Success Fee" not to exceed $500,000, which may be paid if certain specified conditions are met. The conditions for payment of the discretionary fees include, but are not limited to, Mr. Rothschild playing an instrumental role in arranging and completing a strategic transaction that substantially increases shareholder value. The Compensation Committee of the Board has complete discretion over whether to award the Capital Transaction Success Fee and the Non-Capital Transaction Success Fee and over the amount of the fees and the portion payable as cash or non-cash compensation.

        The agreements for the transactions contemplated by the Acquisition Agreement, the Convertible Notes Agreement, the Senior Notes Repurchase Agreement and the Termination Agreement, or collectively, the Transactions, have been filed as exhibits to our Current Report on Form 8-K filed with the SEC on March 23, 2010.

  Inflation

        The valuation of virtually all of our assets and liabilities is sensitive to changes in interest rates and inflation. As a result, changes in interest rates, including those changes that may be attributable to increases and decreases in inflation, can influence our financial performance. Changes in interest rates do no necessarily correlate with inflation rates or changes in inflation rates. Our financial statements are prepared in accordance with GAAP, and therefore, our activities and balance sheet are measured with reference to historical cost or fair value without considering inflation.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        As of December 31, 2009, the primary component of our market risk was interest rate and spread risk, as described below. While we do not seek to avoid risk completely, we manage interest rate risk and regularly assess whether earnings in our portfolio include appropriate compensation for the inherent market risks to which it is exposed. In light of these risks, we regularly consider our capital levels and currently are focused on redeploying capital from Principal Investing activities to growing our Investment Management segment.

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

Effect on Net Interest Income

        We fund our investments in RMBS primarily with short term borrowings under repurchase agreements. During periods of rising interest rates, short term borrowing costs tend to increase while the income earned on hybrid adjustable-rate (during the fixed-rate period of such securities) and fixed-rate RMBS may remain substantially unchanged. When this happens, the result is a narrowing of the net interest spread between the related assets and borrowings and may even result in losses.

        In order to assist in mitigating our interest rate exposure, we have one interest rate swap transaction outstanding as of December 31, 2009 with a notional value of $10.0 million which expires during 2010.

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

Hybrid Adjustable-Rate RMBS Interest Rate Cap Risk

        We also invest in hybrid adjustable-rate RMBS which are based on mortgages that are typically subject to periodic and lifetime interest rate caps and floors, which limit the amount by which the security's interest rate may change during any given period. However, our borrowing costs pursuant to our repurchase agreements will not be subject to similar restrictions. Therefore, in a period of increasing interest rates, interest rate costs on our borrowings could increase without limitation by caps, while the interest-rate yields on our hybrid adjustable-rate RMBS could be limited by caps. These factors could lower our net interest income or cause a net loss during periods of rising interest rates, which would negatively impact our financial condition, cash flows and results of operations.

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

        Our analysis of portfolio risks is based on management's experience, estimates, quantitative analysis and assumptions. These analyses rely on models, which utilize estimates of fair value and interest rate sensitivity. Actual economic conditions or implementation of investment decisions by our management may produce results that differ significantly from the estimates and assumptions used in our models and the projected results reflected herein.

Prepayment Risk

        Prepayments are the full or partial repayments of principal prior to contractual due dates of mortgage loans and often occur due to refinancing activity. Prepayment rates for existing RMBS generally increase when prevailing interest rates fall below the market rate existing when the underlying mortgages were originated. In addition, prepayment rates on adjustable-rate and hybrid adjustable-rate RMBS generally increase when the spread between long-term and short-term interest rates declines or becomes negative. Prepayments of RMBS could impact our results of operations in several ways. Some adjustable-rate mortgages underlying our adjustable-rate RMBS may bear initial teaser interest rates that are lower than their fully-indexed rates, which refers to the applicable index rates plus a spread. In the event that such an adjustable-rate mortgage is prepaid prior to or soon after the time of adjustment to a fully-indexed rate, the holder of the related RMBS would have held such security while it was less profitable and lost the opportunity to receive interest at the fully-indexed rate over the expected life of the adjustable-rate RMBS. Additionally, we currently own RMBS that were purchased at a premium. The prepayment of such RMBS at a rate faster than anticipated would result in a write-off of any remaining unamortized premium and a corresponding reduction of our net interest income by such amount.

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

        The following sensitivity analysis table shows the impact on the estimated fair value of our RMBS interest rate-sensitive investments and interest rate swaps as of December 31, 2009, assuming rates instantaneously fall 100 basis points and rise 100 basis points. The below table excludes the securities held in DFR MM CLO because these investments are impacted by cash flows and the terms of their respective indentures, rather than fair values.

	Interest Rates Fall 100 Basis Points	Unchanged	Interest Rates Rise 100 Basis Points
	(Dollars in thousands)
RMBS
Fair value	$310,331	$305,174	$297,673
Change in fair value	$5,157		$(7,501)
Change as a percent of fair value	1.69%		(2.46)%
Interest Rate Swaps
Fair value	$(410)	$(395)	$(345)
Change in fair value	$(15)		$50
Change as a percent of fair value	(3.94)%		12.57%
Net Portfolio Impact	$5,142		$(7,451)

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

        As of December 31, 2009, substantially all investments in our alternative investments portfolio (non-RMBS) are instruments with variable interest rates that are indexed to LIBOR. Because the variable rates on these instruments are short term in nature, we are not exposed to material changes in fair value as a result of changes in interest rates.

Risk Management

        We look at investment risk across all of our products specifically as it relates to the product's target returns or asset/liability management framework. We believe that in order to achieve long-term investment performance consistent with our clients' expectations, we need an understanding of the investment risks taken, or proposed to be taken, in each portfolio relative to the corresponding liability and return profile, as well as those risks inherent in the increasingly complex global capital markets. Our risk management process emphasizes trading system and data integrity, counterparty creditworthiness, adherence to investment guidelines and client communication.

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

        Our risk management committee meets at regular intervals to ensure we have properly identified the risks inherent in the operation of our business, formulated and approved policies and procedures to mitigate the identified risks, monitor overall adherence to the policies and report to management any significant concerns regarding the adequacy of procedures, systems or personnel in the conduct of our business.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

DEERFIELD CAPITAL CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Deerfield Capital Corp.

Rosemont, Illinois

        We have audited the accompanying consolidated balance sheets of Deerfield Capital Corp. and subsidiaries (the "Company") as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2009. We also have audited the Company's internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Deerfield Capital Corp. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP

Chicago, Illinois
March 22, 2010

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2009	December 31, 2008
	(In thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$48,711	$32,791
Due from broker	14,606	15,065
Restricted cash and cash equivalents	19,296	76,892
Available-for-sale securities, at fair value	—	2,338
Investments at fair value, including $303,763 and $340,866 pledged	326,810	347,977
Other investments	4,287	4,764
Derivative assets	74	132
Loans held for sale	536	218,137
Loans held for investment	278,585	255,351
Allowance for loan losses	(15,889)	(19,979)

Loans held for investment, net of allowance for loan losses	262,696	235,372
Investment advisory fee receivables	2,117	4,012
Interest receivable	3,420	5,843
Other receivable	2,890	4,249
Prepaid and other assets	7,043	11,831
Fixed assets, net	6,505	9,143
Intangible assets, net	21,231	28,310

TOTAL ASSETS	$720,222	$996,856

LIABILITIES
Repurchase agreements, including $34 and $407 of accrued interest	$291,463	$326,112
Due to broker	803	1,514
Derivative liabilities	450	13,529
Interest payable	1,103	6,606
Accrued and other liabilities, including $364 and zero at fair value	6,214	15,112
Long term debt	413,329	716,417

TOTAL LIABILITIES	713,362	1,079,290

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $0.001:
100,000,000 shares authorized; 14,999,992 shares issued and zero outstanding	—	—
Common stock, par value $0.001:
500,000,000 shares authorized; 6,455,357 and 6,455,466 shares issued and 6,454,924 and 6,449,102 shares outstanding	6	6
Additional paid-in capital	866,557	865,869
Accumulated other comprehensive loss	(87)	(4,256)
Accumulated deficit	(877,155)	(944,053)

DEERFIELD CAPITAL CORP. STOCKHOLDERS' DEFICIT	(10,679)	(82,434)
Noncontrolling interest in consolidated entity	17,539	—

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	6,860	(82,434)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$720,222	$996,856

See notes to consolidated financial statements.

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2009	2008	2007
	(In thousands, except share and per share amounts)
Revenues
Interest income	$48,849	$122,341	$492,901
Interest expense	19,959	84,804	393,387

Net interest income	28,890	37,537	99,514
Provision for loan losses	20,114	75,996	8,433

Net interest income (expense) income after provision for loan losses	8,776	(38,459)	91,081
Investment advisory fees	17,880	40,161	1,455

Total net revenues	26,656	1,702	92,536

Expenses
Compensation and benefits	12,144	26,917	1,309
Professional services	3,018	7,178	4,309
Insurance expense	3,089	2,907	751
Other general and administrative expenses	7,627	5,859	2,753
Depreciation and amortization	7,904	9,442	297
Occupancy	2,402	2,518	68
Management and incentive fee expense to related party	972	—	14,326
Cost savings initiatives	236	1,821	—
Impairment of intangible assets and goodwill	1,828	146,006	—

Total expenses	39,220	202,648	23,813

Other Income and Gain (Loss)
Net loss on available-for-sale securities	(14)	(4,694)	(112,296)
Net gain (loss) on investments at fair value	9,798	(219,988)	15,496
Net gain (loss) on loans	35,302	(99,047)	(14,550)
Net gain (loss) on derivatives	2,547	(232,383)	(55,746)
Dividend income and other net (loss) gain	(287)	(1)	3,117
Net gain on the deconsolidation of Market Square CLO	29,551	—	—

Net other income and gain (loss)	76,897	(556,113)	(163,979)

Income (loss) before income tax expense	64,333	(757,059)	(95,256)
Income tax expense	29	351	980

Net income (loss)	64,304	(757,410)	(96,236)
Less: Cumulative convertible preferred stock dividends and accretion	—	2,393	355

Net income (loss) attributable to common stockholders	64,304	(759,803)	(96,591)
Net loss attributable to noncontrolling interest	2,594	—	—

Net income (loss) attributable to Deerfield Capital Corp.	$66,898	$(759,803)	$(96,591)

Net income (loss) attributable to Deerfield Capital Corp. per share—basic	$9.93	$(116.65)	$(18.72)
Net income (loss) attributable to Deerfield Capital Corp. per share—diluted	$9.93	$(116.65)	$(18.72)
WEIGHTED-AVERAGE NUMBER OF SHARES OUTSTANDING— BASIC	6,740,039	6,513,674	5,160,625
WEIGHTED-AVERAGE NUMBER OF SHARES OUTSTANDING— DILUTED	6,740,039	6,513,674	5,160,625

See notes to consolidated financial statements.

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Deerfield Capital Corp. Stockholders
	Common Stock
				Accumulated Other Comprehensive Loss		Noncontrolling interest in consolidated entity
	Shares	Par Value	Additional Paid-in Capital		Accumulated Deficit		Total	Comprehensive (Loss) Income
	(In thousands)
Balance—January 1, 2007	5,172	$5	$748,849	$(47,159)	$(12,742)	$—	$688,953
Net loss					(96,236)		(96,236)	$(96,236)
Available-for-sale securities—fair value adjustment net of reclassification adjustments				15,359			15,359	15,359
Designated derivatives—fair value adjustment net of reclassification adjustments				(156,953)			(156,953)	(156,953)
Deconsolidation of Pinetree CLO				104,927			104,927	104,927
Foreign currency translation gain				43			43	43

Comprehensive loss								$(132,860)

Share-based compensation	3		476				476
Dividends declared					(86,932)		(86,932)
Preferred stock dividend and accretion			(355)				(355)
Equity issuance cost—Pinetree deconsolidation			186				186
Acquisition of common stock through Merger	(9)		(894)				(894)

Balance—December 31, 2007	5,166	5	748,262	(83,783)	(195,910)	—	468,574

Net loss					(757,410)		(757,410)	$(757,410)
Cumulative effect adjustment from the adoption of of the amendments to ASC Topic 825				(14,914)	14,914		—
Available-for-sale securities—fair value adjustment net of reclassification adjustments				(2,554)			(2,554)	(2,554)
Previously designated derivatives—amortization of net loss				97,040			97,040	97,040
Foreign currency translation loss				(45)			(45)	(45)

Comprehensive loss								$(662,969)

Conversion of Series A cumulative convertible preferred stock into common stock	1,500	2	117,163				117,165
Share-based compensation	4		3,805				3,805
Dividends declared					(5,647)		(5,647)
Preferred stock dividend and accretion			(2,393)				(2,393)
Stock repurchase	(221)	(1)	(968)				(969)

Balance—December 31, 2008	6,449	6	865,869	(4,256)	(944,053)	—	(82,434)

Net income (loss)					66,898	(2,594)	64,304	$64,304
Contributions of noncontrolling interest						20,133	20,133
Available-for-sale securities—fair value adjustment net of reclassification adjustments				1,452			1,452	1,452
Previously designated derivatives—amortization of net loss				169			169	169
Deconsolidation of Market Square CLO				2,603			2,603	2,603
Foreign currency translation loss				(55)			(55)	(55)

Comprehensive income								$68,473

Equity issuance cost—Market Square CLO deconsolidation			368				368
Share-based compensation	6		320				320

Balance—December 31, 2009	6,455	$6	$866,557	$(87)	$(877,155)	$17,539	$6,860

See notes to consolidated financial statements.

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) attributable to common stockholders	$64,304	$(757,410)	$(96,236)
Adjustments to reconcile net income (loss) attributable to common stockholders to net cash (used in) provided by operating activities:
Net premium and discount amortization on investments, loans and debt issuance costs	(1,171)	3,008	22,450
Share-based compensation	320	839	370
Hedge ineffectiveness	—	—	4,237
Net (purchases) sales of investments at fair value	(145,074)	666,317	(621,144)
Net (gain) loss from investments at fair value	(9,798)	219,988	(15,496)
Net gain on the deconsolidation of Market Square CLO	(29,551)	—	—
Other-than-temporary impairment on available-for-sale securities	31	4,717	109,559
Net loss (gain) on other investments	550	708	(2,806)
Net (purchases) sales of loans held for sale	(866)	(5,821)	10,340
Net (gain) loss on loans	(35,302)	99,060	14,629
Provision for loan losses	20,114	75,996	8,433
Net realized (gain) loss on available-for-sale securities	(17)	(23)	2,738
Net changes in undesignated derivatives	(13,283)	(151,587)	58,483
Amortization of net loss (gain) on previously designated derivatives	169	97,040	(19,508)
Net cash paid on terminated designated derivatives	—	—	(24,158)
Depreciation and amortization	7,904	9,442	298
Impairment of intangible assets and goodwill	1,828	146,006	—
Non-cash rental expense	141	199	36
Provision for income taxes	29	—	979
Deferred tax expense	—	400	—
Changes in operating assets and liabilities:
Due from broker	13,625	95,929	(85,723)
Interest receivable	(1,327)	25,919	4,667
Other receivable	3,964	2,011	60
Prepaid and other assets	1,000	448	(297)
Accrued interest on repurchase agreements	(373)	(20,122)	(26,329)
Due to broker	(449)	(2,299)	(20,527)
Interest payable	(4,502)	(7,090)	16,842
Management and incentive fee payable to related party	—	—	591
Accrued and other liabilities	(9,454)	(19,652)	(3,105)

Net cash (used in) provided by operating activities	(137,188)	484,023	(660,617)

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted cash and cash equivalents	51,900	(29,767)	(28,207)
Purchase of available-for-sale securities	—	(2,378)	(1,945,912)
Proceeds from the sale of available-for-sale securities	17	—	3,492,918
Principal payments on available-for-sale securities	—	25,943	1,304,849
Proceeds from the sale of investments at fair value previously classified as available-for-sale	115,152	4,178,310	—
Principal payments on investments at fair value previously classified as available-for-sale	60,411	201,347	—
Origination and purchase of loans held for investment	(92,472)	(31,190)	(279,938)
Principal payments on loans held for investment	33,684	88,107	173,455
Proceeds from sale of loans held for investment	14,422	34,648	64,912
Principal payments on loans held for sale previously classified as held for investment	2,375	—	—
Proceeds from sale of loans held for sale previously classified as held for investment	11,960	20,245	—
Purchase of other investments	—	—	(560)
Purchases of fixed assets	(15)	(16)	—
Purchase of DCM, net of cash acquired	—	—	13,609

Net cash provided by investing activities	197,434	4,485,249	2,795,126

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments under repurchase agreements	(34,276)	(4,957,631)	(2,041,841)
Proceeds from Wachovia Facility	—	3,000	78,200
Payments made on Wachovia Facility	(13,932)	(62,502)	(265,715)
Proceeds from issuance of long term debt	—	—	231,000
Payments made on long term debt	(15,839)	—	(534)
Payment of debt issuance costs	(392)	(1,244)	(6,860)
Payments on designated derivative containing a financing element	—	—	(395)
Dividends paid	—	(29,050)	(86,919)
Payments of offering costs	—	—	(235)
Payments made on short term debt	—	(1,674)	—
Payment made for repurchase of common stock	—	(971)	—
Contributions from noncontrolling interest	20,133	—	—

Net cash used in financing activities	(44,306)	(5,050,072)	(2,093,299)

Foreign currency translation	(20)	(142)	—
Net increase (decrease) in cash and cash equivalents	15,920	(80,942)	41,210
Cash and cash equivalents at beginning of year	32,791	113,733	72,523

Cash and cash equivalents at end of year	$48,711	$32,791	$113,733

SUPPLEMENTAL DISCLOSURE:
Cash paid for interest	$22,380	$119,129	$227,258
Cash paid for income taxes	96	4,136	62
NONCASH INVESTING AND FINANCING ACTIVITIES:
Net settlement of interest expense from derivatives	—	—	9,301
Settlement of interest income as an addition to principal balance of loans	2,952	6,325	6,498
Receipt of warrants	—	1,062	370
Establishment of contingent liability	473	—	—
Equity received upon loan restructuring	73	—	—
Principal payments receivable from available-for-sale securities	—	—	22,824
Principal payments receivable from loans held for investment	—	—	226
Dedesignation of hedging swaps	—	—	10,632
Issuance of stock for payments of prior year incentive fee	—	—	2
Share-based compensation	—	2,966	—
Dividends declared, not yet paid	—	—	21,736
Series A cumulative convertible preferred stock dividend and accretion	—	2,393	355
Merger purchase price adjustments	—	561	—
Issuance of Series A cumulative convertible preferred stock for the purchase of DCM	—	—	117,930
Merger and deal costs	—	—	7,607
Acquisition of DCM:
Assets acquired, net of cash received	—	—	216,469
Liabilities assumed	—	—	27,999
Cash acquired	—	—	13,609
Assets acquired in exchange for Series A cumulative convertible preferred stock and Series A and B Notes	—	—	202,079
Sale of preference shares and the deconsolidation of Market Square CLO (2009) and Pinetree CDO (2007):
Disposition of assets	242,444	—	190,927
Reduction of liabilities	274,929	—	300,316
Reversal of additional paid-in capital and other comprehensive loss as a result of the deconsoldiation	2,971	—	105,122

See notes to consolidated financial statements.

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION

        Deerfield Capital Corp. ("DFR" and, together with its subsidiaries, the "Company") is a Maryland corporation. The Company, through its wholly-owned subsidiary, Deerfield Capital Management LLC ("DCM"), manages client assets, including bank loans and other corporate debt, residential mortgage backed securities ("RMBS"), government securities and asset-backed securities ("ABS"). In addition, its Principal Investing segment has an investment portfolio comprised of fixed income investments, including bank loans and other corporate debt and RMBS. Historically, the Company had elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"). However, the Company's REIT status terminated in 2008 when the Company converted to a C corporation to maximize the use of potential significant tax benefits and provide more flexibility with respect to future capital investment.

        DFR was externally managed by DCM from the commencement of its operations in December 2004 until December 21, 2007, when the Company acquired Deerfield & Company LLC ("Deerfield"), the parent company of DCM, in a merger transaction (the "Merger"). As a result of the Merger, Deerfield and its subsidiaries became indirect wholly-owned subsidiaries of DFR, and DFR became internally managed.

        DFR and its subsidiaries have operated, and intend to continue to operate, in such a way as to be excluded from registration under the Investment Company Act of 1940, as amended (the "1940 Act"). DFR and its wholly-owned subsidiary Deerfield Capital LLC ("DC LLC") are excluded from registration under the 1940 Act because no more than 40% of their respective assets, on an unconsolidated basis, excluding cash and government securities, are investment securities. The Company intends to continue to qualify for this exclusion by monitoring the value of all its subsidiaries and any investment securities it owns to ensure that at all times, no more than 40% of its assets, on an unconsolidated basis, excluding certain items, will be investment securities under the 1940 Act.

        After the close of business on October 16, 2008, the Company effected a 1-for-10 reverse stock split of its common stock. All share and per share amounts reflected throughout the consolidated financial statements and notes thereto have been retroactively restated to reflect the reverse stock split, unless otherwise noted.

        On December 7, 2009, the Company completed the voluntary transfer of the listing of its common stock from the NYSE Amex LLC (the "NYSE Amex") to the NASDAQ Stock Market LLC (the "NASDAQ"). The Company's common stock continues to trade under the ticker symbol "DFR."

  Business Segments

        The Company operates within two business segments:

        Investment Management—The Company manages assets within a variety of investment vehicles, including collateralized debt obligations ("CDOs"), separately managed accounts and other investment vehicles, and earns investment advisory fees for providing its services. The Company specializes in managing fixed income investments, including corporate debt, RMBS, government securities and ABS.

        Principal Investing—The Company has a portfolio of investments comprised primarily of fixed income investments, including bank loans and other corporate debt and RMBS. Income from this business segment is influenced by four factors: (i) the nominal amount of interest income the Company earns on its investment portfolio and the net spread, or difference, between the interest income the Company earns on its investment portfolio and the cost of its borrowings net of hedging derivatives, if any, (ii) the net recognized gains and losses, if any, on the Company's investment portfolio, (iii) provision for loan losses, if any, and (iv) the volume or aggregate amount of such investments. Investments in senior secured loans (first lien and second lien term loans), senior subordinated debt facilities and other junior securities, typically in middle market companies across a range of industries, are referred to as "Corporate Loans."

  Liquidity and Capital Resources

        The Company believes that the current cash and cash equivalents, unencumbered liquid assets, net equity in its financed RMBS portfolio, along with cash flows from operations, among other things, are adequate to meet anticipated long term (greater than one year) liquidity requirements. Unencumbered RMBS and

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

unrestricted cash and cash equivalents aggregated $51.4 million at December 31, 2009. In addition, net equity in the financed RMBS portfolio (including associated interest rate swaps), excluding the unencumbered RMBS included above, totaled $14.9 million at December 31, 2009. In total, the Company had unrestricted cash and cash equivalents, unencumbered RMBS and net equity in the financed RMBS portfolio of $66.3 million as of December 31, 2009. As of December 31, 2009, the fair value of our Agency RMBS and non-Agency RMBS portfolios were $302.5 million and $2.6 million, respectively.

2. ACCOUNTING POLICIES AND RECENT ACCOUNTING UPDATES

        Basis of Presentation—The accompanying consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America ("GAAP").

        Principles of Consolidation—The consolidated financial statements include the financial statements of DFR and its subsidiaries which are (i) wholly-owned, (ii) subsidiaries in which DFR has a controlling interest and with respect to which the Company follows the consolidation guidance in the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 810—Consolidation ("ASC Topic 810") and (iii) entities that are variable interest entities ("VIEs") in which the Company is the primary beneficiary under ASC Topic 810. Under ASC Topic 810, a company is the primary beneficiary of a VIE if it absorbs a majority of the VIE's expected losses or receives a majority of the VIE's expected residual returns, or both. All intercompany balances and transactions have been eliminated in consolidation.

        During the year ended December 31, 2009, the Company consolidated Deerfield Pegasus Loan Capital LP ("DPLC") as a result of the Company's controlling interest therein pursuant to the consolidation guidance of ASC Topic 810. The Company also consolidated DPLC General Partner LLC ("DPLC GP"), the general partner of DPLC through which the Company made its investment in DPLC. The Company has a controlling financial interest in DPLC and DPLC GP as a result of owning more than 50% of the outstanding voting interests in DPLC GP. Although the Company consolidates 100% of the assets and liabilities and the results of operations of DPLC and DPLC GP, the Company's maximum exposure to loss on its investment in this entity is limited to its investment in DPLC GP, which as of December 31, 2009 totaled approximately $4.0 million. See Note 15 for details related to the warrants the Company issued in connection with the formation of DPLC and Note 25 for additional information concerning the Company's investment in DPLC. Net loss attributable to DFR in the Company's consolidated statements of operations excludes the net loss attributable to its noncontrolling interest in DPLC. The Company consolidated assets of $21.8 million and liabilities of $0.9 million related to DPLC as of December 31, 2009.

        Investment Advisory Fees—The Company receives investment advisory fees, which include various forms of management and performance fees, from the investment vehicles managed by the Company. These fees, paid periodically in accordance with the individual management agreements between the Company and the individual investment entities, are generally based upon the aggregate collateral amount of CDOs and the net asset values of separately managed accounts and other investment vehicles (collectively, "Funds") as such terms are defined in the individual management agreements. The Company refers to CDOs and Funds collectively as "Investment Vehicles." Management fees are recognized as revenue when earned. In accordance with ASC Topic 605—Revenue Recognition ("ASC Topic 605"), the Company does not recognize these fees as revenue until all contingencies have been removed. Contingencies may include the generation of sufficient cash flows by the CDOs to pay the fees under the terms of the related management agreements and the achievement of minimum CDO and Fund performance requirements specified under the related management agreements and certain other agreements with investors. In connection with these agreements with investors, the Company has subordinated receipt of certain of its management fees. The Company currently does not recognize subordinated management fees on its CDOs as revenue until the end of the applicable measurement period, which in most cases is the receipt of the subordinated management fee, as the current economic environment has caused the predictability of the receipt of these subordinated management fees to be in question.

        Performance fees may be earned from the Investment Vehicles managed by the Company. These fees are paid periodically in accordance with the individual management agreements between the Company and the

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

individual Investment Vehicles and are based upon the performance of the investments in underlying Investment Vehicles. Performance fees are recognized as revenue when the amounts are fixed and determinable upon the close of a performance period for the Funds and the achievement of performance targets for the CDOs and any related agreements with certain investors.

        Variable Interest Entities—ASC Topic 810 generally requires that the assets, liabilities and results of operations of a VIE be consolidated into the financial statements of the enterprise that has a controlling financial interest in the VIE. The interpretation provides a framework for determining whether an entity should be evaluated for consolidation based on voting interests or significant financial support provided to the entity (variable interest). The Company considers all counterparties to the transaction to determine whether the entity is a VIE and, if so, whether the Company's involvement with the entity results in a variable interest in the entity. If the Company is determined to have a variable interest in the entity, an analysis is performed to determine whether the Company is the primary beneficiary. If the Company is determined to be the primary beneficiary, then it is required to consolidate the VIE into the consolidated financial statements.

        As of December 31, 2009, 2008 and 2007 and for the years ended December 31, 2009, 2008 and 2007, the Company consolidated DFR Middle Market CLO Ltd. ("DFR MM CLO,") as it was deemed to be the primary beneficiary of this VIE. The Company also consolidated Market Square CLO Ltd. ("Market Square CLO") as of December 31, 2008 and 2007 and for the years ended December 31, 2008 and 2007. On June 30, 2009, the Company sold all of its preference shares in Market Square CLO to an unrelated third party in exchange for an upfront payment and a delayed purchase price in the form of a right to receive a portion of the future distributions, if any, on the preference shares. As a result of the sale, the Company determined that it was no longer the primary beneficiary of Market Square CLO and therefore deconsolidated Market Square CLO. The Company is, however, deemed to retain a beneficial interest in the preference shares of Market Square CLO as a result of the delayed purchase price. The carrying value of the beneficial interest was $2.4 million as of December 31, 2009. As of December 31, 2009, none of the Market Square CLO assets, liabilities or equity are included in the Company's consolidated balance sheet; however, all of the financial impacts to the consolidated statements of operations from the previous consolidation of Market Square CLO were recognized through June 30, 2009. The Company recognized a gain on the deconsolidation of Market Square CLO of $29.6 million in the consolidated statements of operations for the year ended December 31, 2009. As a result of the sale of all of the Company's preference shares in Market Square CLO, pursuant to the terms of the related management agreement, the Company began to receive investment advisory fees from Market Square CLO. The Company also consolidated Pinetree CDO Ltd. ("Pinetree CDO") for the year ended December 31, 2007, but on December 31, 2007, the Company sold all of its interests in Pinetree CDO and deconsolidated Pinetree CDO as it was no longer the primary beneficiary of such VIE. As a result of the Pinetree CDO sale, pursuant to the terms of the related management agreement, the Company began to receive investment advisory fees from Pinetree CDO.

        Although the Company consolidates 100% of the assets and liabilities of DFR MM CLO, the Company's maximum exposure to loss on its investment in this entity is limited to its initial investment of $69.0 million. The economic impact of the Company's investment in DFR MM CLO is determined by the cash flows distributed to the Company by DFR MM CLO on its investment in $50.0 million of preferred shares and $19.0 million of debt of DFR MM CLO, subject to diversion of cash flows away from the Company as provided in accordance with the indenture for DFR MM CLO. For the years ended December 31, 2009, 2008 and 2007, the net income of $7.1 million, $1.9 million and $10.5 million, respectively, recorded under GAAP for DFR MM CLO were not indicative of the economic impact to the Company of cash flow distributions from DFR MM CLO of $5.5 million, $21.4 million and zero, respectively. Cash flows from the Company's investment in the preferred shares of DFR MM CLO were diverted beginning in the second quarter of 2009 in accordance with the DFR MM CLO indenture; however, cash flows were still received on the Company's investment in DFR MM CLO debt. However, during the first quarter of 2010, the Company received a distribution of $3.6 million related to its investment in the preferred shares of DFR MM CLO, and while the Company does expect to receive future cash flows from this investment, it is very difficult to predict the timing and amount of such future cash flows. The debt holders of DFR MM CLO have recourse only to the assets of this entity and

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

not to the general assets of the Company. The Company consolidated assets of $283.0 million and liabilities of $217.9 million related to DFR MM CLO as of December 31, 2009.

        The Company has a variable interest in each of the CDOs it manages due to the provisions of the various management agreements. As of December 31, 2009, the Company also has certain direct ownership interest which represent ownership that is less than 5% of the CDOs' total debt and equity. As of December 31, 2009, the Company's maximum loss exposure relating to its total ownership of CLO debt and equity is comprised of its investment balances, which total $2.3 million as of December 31, 2009, in addition to the potential loss of future management fees. As of December 31, 2009, the Company has determined that it does not have a majority of the expected losses or expected returns in any of the CDOs that it manages, other than DFR MM CLO, and is, therefore, not a primary beneficiary of these CDOs. Accordingly, pursuant to the provisions of ASC Topic 810, the underlying assets and liabilities related to these transactions are not consolidated with the Company's financial statements.

        On September 29, 2005, August 2, 2006 and October 27, 2006, the Company formed Deerfield Capital Trust I ("Trust I"), Deerfield Capital Trust II ("Trust II") and Deerfield Capital Trust III ("Trust III") (collectively the "Trusts"), respectively. Trust I, Trust II and Trust III are all unconsolidated VIEs. The Trusts were formed for the sole purpose of issuing and selling trust preferred securities (the "Trust Preferred Securities"). In accordance with ASC Topic 810, the Trusts are not consolidated into the Company's consolidated financial statements because the Company is not deemed the primary beneficiary of the Trusts. The Company owns 100% of the common shares of the Trusts ($1.6 million, $0.7 million and $1.4 million in Trust I, Trust II and Trust III, respectively). Trust I, Trust II and Trust III issued $50.0 million, $25.0 million and $45.0 million, respectively, of preferred shares to unaffiliated investors. The rights of holders of common shares of the Trusts are subordinate to the rights of the holders of preferred shares only in the event of a default; otherwise the common stockholders' economic and voting rights are pari passu with the preferred stockholders. The Company's $3.7 million investment in the Trusts' common shares represents the Company's maximum exposure to loss and is recorded in other investments at cost with dividend income recognized upon declaration by the Trusts. See Note 14 for further discussion of the Trust Preferred Securities and junior subordinated debt securities.

        Cash and Cash Equivalents—Cash and cash equivalents include cash on hand and securities with maturities of less than 90 days when acquired, including reverse repurchase agreements, overnight investments and short term treasuries.

        Restricted Cash and Cash Equivalents—Restricted cash and cash equivalents represent amounts held by third parties for settlement of certain obligations and cash, subject to certain restrictions, held in non-recourse entities and DPLC.

        Fair Value Measurements and Presentation—Effective January 1, 2008, the Company adopted ASC Topic 820—Fair Value Measurements and Disclosures ("ASC Topic 820"). ASC Topic 820 defines fair value, establishes a framework used to measure fair value and enhances disclosure requirements for fair value measurements. In accordance with ASC Topic 820, the Company has categorized its financial instruments carried at fair value, based on the priority of the valuation technique, into a three-level fair value hierarchy. The valuation hierarchy is based upon the transparency of the inputs to the valuation of the asset or liability as of the measurement date. A financial instrument's categorization within the valuation hierarchy is based on the lowest level of input that is significant to the fair value measurement. The three levels are defined as follows:

  Level 1—inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

  The types of assets carried at Level 1 generally are equity securities or derivatives listed on an active exchange. During the year ended December 31, 2009, the Company traded certain futures contracts which were classified as Level 1. The Company held no Level 1 securities as of December 31, 2009.

  Level 2—inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  The Company's assets and liabilities that are generally included in this category are Agency RMBS (as defined below), loans classified as either investments at fair value or loans held for sale where asset valuations are provided by independent pricing services and interest rate derivatives.

  Level 3—inputs to the valuation methodology include significant unobservable inputs to the fair value measurement. This includes situations where there is little, if any, market activity for the asset or liability.

  The Company's assets and liabilities that are generally included in this category are non-Agency RMBS, commercial mortgage-backed securities ("CMBS"), corporate bonds, preferred shares of CDOs, beneficial interests in CDOs, contingent liabilities related to CDOs, loans classified as either investments at fair value or loans held for sale where asset valuations are not provided by independent pricing services, and warrants. Level 3 also includes loans held for investment in periods when an impairment charge is taken and such loans are included in the nonrecurring disclosure included in Note 4.

        Agency-issued RMBS are backed by mortgage loans and are guaranteed as to principal and interest by federally chartered entities such as the Federal National Mortgage Association ("Fannie Mae") or the Federal Home Loan Mortgage Corporation ("Freddie Mac"), and, in the case of the Government National Mortgage Association ("Ginnie Mae"), the U.S. government. The Company refers to these entities as "Agencies" and to RMBS guaranteed or issued by the Agencies as "Agency RMBS." The Company's Agency RMBS portfolio at December 31, 2009 consists of Fannie Mae and Freddie Mac securities.

        As defined in ASC Topic 820, fair value is the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation models involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments' complexity. Beginning January 1, 2008, assets and liabilities recorded at fair value in the consolidated financial statements are categorized for disclosure purposes based on the level of judgment associated with the inputs used to measure their value as described above. See Note 4 for disclosures required by ASC Topic 820.

        Many financial assets and liabilities have bid and ask prices that can be observed in the marketplace. Bid prices reflect the highest price that market participants are willing to pay for an asset. Ask prices represent the lowest price market participants are willing to accept for an asset. For financial assets and liabilities whose inputs are based on bid-ask prices, the Company's policy is to take the mid-point in the bid-ask spread to value these assets and liabilities as a practical expedient for determining fair value permissible under ASC Topic 820.

        Fair value is a market-based measure considered from the perspective of the market participant who holds the asset or owes the liability rather than an entity-specific measure. Therefore, when market assumptions are not readily available, the Company's own assumptions are set to reflect those that management believes market participants would use in pricing the asset or liability at the measurement date.

        The availability of observable inputs can vary depending on the financial asset or liability and is affected by a wide variety of factors, including, for example, the type of product, whether the product is new, whether the product is traded on an active exchange or in the secondary market and the current market conditions. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for assets and liabilities classified in Level 3.

        The Company has controls in place to ensure that its valuations are appropriate. Any changes to the valuation methodology are reviewed by management to confirm that the changes are justified. As markets change, new products develop and the pricing for products becomes more or less transparent, the Company will continue to refine its valuation methodologies.

        The Company also adopted ASC Topic 825—Financial Instruments ("ASC Topic 825"), which provides an option to elect fair value as an alternative measurement for selected financial assets not previously recorded at fair value. The Company has elected the fair value option for all RMBS, preferred shares of CDOs, debt tranches of CDOs, assets held in DPLC and a contingent liability related to a CDO contract. The Company

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

also elected to de-designate all previously designated interest rate swaps. See Note 6 for further information. Prior to the adoption and de-designation, the RMBS and preferred shares of CDOs previously recorded as available-for-sale and designated interest rate swaps were carried at fair value with changes in value recorded directly into equity through other comprehensive loss, to the extent effective as a hedge in the case of designated interest rate swaps. The Company's fair value elections were intended to eliminate the operational complexities of applying hedge accounting while reducing the related future volatility in earnings. As of the adoption date (January 1, 2008), approximately $14.9 million of cumulative losses reflected in other comprehensive loss, related to existing RMBS and preferred shares of CDOs with an estimated fair value of approximately $4.9 billion, were reclassified to retained earnings as a cumulative-effect transition adjustment.

        Securities—The Company's securities investments are primarily Agency RMBS issued in the United States.

        ASC Topic 320—Investments—Debt and Equity Securities ("ASC Topic 320") requires certain investments to be classified as either investments at fair value, available-for-sale or held-to-maturity. The majority of the Company's securities are classified as investments at fair value securities with changes in fair value recognized in the consolidated statement of operations. All investments classified as investments at fair value and available-for-sale are reported at fair value in accordance with the methodologies described above. Unrealized gains and losses on available-for-sale securities are reported as a component of accumulated other comprehensive loss in stockholders' equity.

        Periodically, all available-for-sale securities are evaluated for other-than-temporary impairment, which is a decline in the fair value of an investment below its amortized cost attributable to factors that suggest the decline will not be recovered over the investment's anticipated holding period. The Company uses the guidelines prescribed under ASC Topic 320, ASC Topic 325—Investments—Other ("ASC Topic 325"), and U.S. Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 5(m), Other-Than-Temporary Impairment for Certain Investments in Debt and Equity Securities. Other-than-temporary impairments are recognized in net loss on available for sale securities in the consolidated statement of operations.

        Interest income is accrued based upon the outstanding principal amount of the securities and their contractual interest terms. Premiums and discounts are amortized or accreted into interest income over the estimated lives of the securities using a method that approximates the effective yield method in accordance with ASC Topic 310—Receivables ("ASC Topic 310"). These projections include assumptions about interest rates, prepayment rates, the timing and amount of credit losses and other factors. The Company reviews and makes adjustments to cash flow projections on an ongoing basis and monitors those projections based on input and analyses received from external sources, internal models and the Company's own judgment and experience. There can be no assurance that the Company's assumptions used to estimate future cash flows or the current period's yield for each asset will not change in the near term. The cost recovery method may be utilized for certain preferred shares of CDOs for which cash flows can not be reliably estimated.

        Security purchases and sales are recorded on the trade date. Realized gains and losses from the sale of securities are determined based upon the specific identification method.

        The Company's investments in limited partnerships and limited liability companies are accounted for under the equity method unless the Company's interest is so minor that the Company has virtually no influence over the entity's operating and financial policies. The cost method is used for investments that do not meet the equity method criteria.

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Loans—The Company primarily purchases senior secured and unsecured loans, which the Company classifies as either investments at fair value, loans held for sale or loans held for investment, depending on either the Company's election of fair value or the investment strategy for each loan. Loans held for sale are carried at the lower of cost or fair value. If the fair value of a loan is less than its cost basis, a valuation adjustment is recognized in the consolidated statement of operations, and the loan's carrying value is adjusted accordingly. The valuation adjustment may be recovered in the event the fair value increases. Loans held for investment are carried at amortized cost with an allowance for loan losses, if necessary. Any premium or discount is amortized or accreted to interest income over the life of the loan using a method that approximates the effective yield method. Interest income is accrued based upon the outstanding principal amount of the loans and their contractual terms. The classification of loans may change from held for investment to held for sale. When such a change occurs, the loans are adjusted to the lower of cost or fair value with the provision for loan losses reflecting the difference. This establishes a new cost for the purposes of applying the lower of cost or fair value policy.

        Allowance and Provision for Loan Losses—In accordance with ASC Topic 320, the Company establishes an allowance for loan losses at a level considered adequate based on management's evaluation of all available and relevant information related to the loan portfolio, including historical and industry loss experience, economic conditions and trends, estimated fair value and quality of collateral, estimated fair values of loans and other relevant factors.

        To estimate the allowance for loan losses, the Company first identifies impaired loans. The Company reviews and considers each loan for impairment individually at each reporting date. The Company considers a loan to be impaired when, based on current information and events, management believes it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. When a loan is impaired, the allowance for loan losses is increased by the amount of the excess of the amortized cost basis of the loan over the present value of the projected future cash flows except that, if practical, the loan's observable market price or the fair value of the collateral may also be used. The Company considers the current financial information of the borrowing company and its performance against plan and changes to the market for the borrowing company's service or product amongst other factors when evaluating projected future cash flows. Increases in the allowance for loan losses are recognized in the consolidated statements of operations as a provision for loan losses. If the loan or a portion thereof is deemed uncollectible, a charge-off or write-down of a loan is recorded, and the allowance for loan losses is reduced.

        An impaired loan may be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all impaired loans and loans that become 90-days delinquent for possible placement on non-accrual status when management believes that scheduled debt service payments will not be met within the coming 12 months. When placed on non-accrual status, all accrued but uncollected interest is reversed and charged against interest income. While on non-accrual status, interest income is recognized only upon actual receipt. However, when there is doubt regarding the ultimate collectability of loan principal, the cost recovery method is utilized. Loans are restored to accrual status after principal and interest payments are brought current and future contractual amounts due are reasonably assured.

        Derivative Financial Instruments—The Company enters into derivative contracts, including interest rate swaps and futures contracts, as a means of mitigating the Company's interest rate risk on forecasted rollover or re-issuance of repurchase agreements and certain long term debt for a specified future time period. On January 1, 2008, the Company elected to de-designate all interest rate swaps previously designated as hedges for accounting purposes. Prior to adoption and de-designation, designated interest rate swaps were carried at fair value with changes in value recorded directly into equity through other comprehensive loss, to the extent effective as a hedge, and net interest accrual on interest rate swaps designated as a hedge were reflected as an increase or decrease to interest expense for the period. See Note 9 for further information. The Company may also enter into interest rate caps and floors, credit default swap ("CDS") transactions, futures, total return swaps and warrants. These derivatives are carried at their fair value with changes in fair value reflected in the consolidated statement of operations.

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Fixed Assets—Fixed assets are stated at cost, net of accumulated depreciation. Depreciation generally is recorded using the straight-line method over the estimated useful lives of the various classes of fixed assets. Leasehold improvements are amortized over the shorter of their estimated useful lives or remaining life of the lease using the straight-line method. The Company does not consider renewal options for the determination of the amortization of leasehold improvements unless renewal is considered reasonably assured at the inception of the lease. Fixed assets are periodically reviewed for indications of impairment and written down to fair value if deemed impaired.

        Impairment of Goodwill and Other Intangible Assets—Goodwill represents the excess cost of a business acquisition over the fair value of the net assets acquired. Intangible assets are comprised of finite-lived and indefinite-lived assets. In accordance with ASC Topic 350—Intangibles—Goodwill and Other ("ASC Topic 350"), indefinite-lived assets and goodwill are not amortized. Finite-lived intangibles are amortized over their expected useful lives.

        Goodwill is tested for impairment at least annually or more frequently if events or circumstances, such as adverse changes in business climate, indicate that there may be impairment. ASC Topic 350 requires, on a reporting unit level, a comparison of the book value of net assets to their estimated fair value. If the fair value is determined to be less than book value, a second step is performed to compute the amount of the impairment. In this process, an implied fair value of goodwill is estimated in the same manner as the amount of goodwill recognized in a business combination. If the carrying amount of the reporting unit exceeds the implied fair value of that goodwill, an impairment loss will be recognized in an amount equal to the excess. The loss recognized cannot exceed the carrying amount of the goodwill.

        Likewise, intangible assets are tested for impairment at least annually or more frequently if events or circumstances indicate that the asset might be impaired. An impairment charge is recorded if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its fair value.

        After an impairment charge is recognized, the adjusted carrying amount of the intangible asset, including goodwill, is the new cost basis. Any recovery in value is not recognized unless the underlying asset or net asset is subsequently sold. The evaluation of goodwill and intangible assets for impairment requires management to make estimates and exercise significant judgment. As of December 31, 2009, the Company has recognized full impairment of its goodwill, and recorded significant impairment charges to its intangible assets, recorded as a result of the Merger.

        Borrowings—The Company finances the acquisition of its securities and loan portfolios primarily through the use of repurchase agreements, securitization transactions structured as secured financings and issuance of junior subordinated debt securities. The Company financed a portion of the Merger with senior secured debt. Repurchase agreements are carried at their outstanding principal or contractual amounts including accrued interest, while senior secured debt, securitization debt and junior subordinated debt securities are carried at their outstanding principal or contractual amounts. The senior secured debt was recorded at a discount, which is being amortized to interest expense over the life of the debt.

        Due from Brokers and Due to Brokers—Amounts due from brokers and due to brokers generally represent unsettled trades and cash balances held with brokers as part of collateral requirements related to derivatives and repurchase agreements. Amounts due from brokers and due to brokers are recorded as assets and liabilities, respectively.

        Foreign Currency Translation—Financial statements of a foreign subsidiary are prepared in its local currency and translated into U.S. dollars at the exchange rate as of the balance sheet date for assets and liabilities and at a monthly average rate for revenues and expenses. Net gains or losses resulting from the translation of foreign financial statements are charged or credited to currency translation adjustment, a separate component of accumulated other comprehensive income (loss) within the consolidated statement of stockholders' equity (deficit).

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Income Taxes—Historically, the Company had elected to be taxed as a REIT under the Code. However, the Company's REIT status terminated in 2008 when the Company converted to a C corporation to maximize the use of potential significant tax benefits and provide more flexibility with respect to future capital investment.

        For the 2009 taxable year, DFR expects to file a consolidated U.S. federal income tax return with all of its domestic corporate subsidiaries, including the five domestic corporations that own the Company's investments in DFR MM CLO and the entities that own 100% of the equity of Deerfield as a result of the Merger, DFR TRS I Corp. and DFR TRS II Corp. Filing a consolidated tax return will allow the Company to use the significant tax losses incurred during 2007 and 2008 to offset not only DFR's stand-alone taxable income but also the taxable income of its subsidiaries that were previously treated as domestic taxable REIT subsidiaries ("TRSs"), and not consolidated for tax purposes.

        Additionally, Deerfield Capital Management (Europe) Limited, a subsidiary of the Company, is subject to taxation by the Inland Revenue Service of the United Kingdom.

        The Company accounts for income taxes in conformity with ASC Topic 740—Income Taxes ("ASC Topic 740"), which requires an asset and liability approach for accounting and reporting of income taxes. Deferred income tax assets and liabilities are recognized for the future income tax consequences (temporary differences) attributable to the difference between the carrying amounts of assets and liabilities and their respective income tax bases. Deferred income tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. A valuation allowance is provided for deferred income tax assets where realization is not considered "more likely than not." The Company recognizes the effect of change in income tax laws or rates on deferred income tax assets and liabilities in the period that includes the enactment date.

        ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company's tax returns to determine whether the tax positions are "more-likely-than-not" to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company's policy to recognize accrued interest and penalties related to uncertain tax benefits in income taxes. Tax years that remain open to examination by major tax jurisdictions include 2006 to 2009.

        Share-Based Compensation—The Company accounts for restricted stock and stock options granted to non-employees for services to be performed in accordance with ASC Topic 718—Compensation—Stock Compensation ("ASC Topic 718"). Pursuant to ASC Topic 718, restricted stock and options granted to non-employees are recorded at fair value in additional paid-in capital of stockholders' equity using the graded vesting method for all share-based grants, with an offsetting amount recognized in the statement of operations (for grants prior to the adoption of ASC Topic 718). Unvested restricted stock and options are adjusted to fair value. Changes in such fair value are reflected on a retroactive basis in the statements of operations for past amortization periods. The Company elected to utilize the straight-line amortization method for any new grants subsequent to January 1, 2006 in connection with the adoption of ASC Topic 718.

        The Company accounts for restricted stock and restricted stock units granted to employees in accordance with ASC Topic 718. Under ASC Topic 718, the cost of employees services received in exchange for an award of share-based compensation is generally measured based on the grant-date fair value of the award. Share-based awards that do not require future service (i.e. vested awards) are expensed immediately. Share-based employee awards that require future service are amortized over the relevant service period. Amortization is recognized as compensation expense in the consolidated statement of operations with an offsetting increase in additional paid in capital in the consolidated balance sheet.

        Net Income (Loss) Attributable to Deerfield Capital Corp. Per Share—Basic net income (loss) attributable to Deerfield Capital Corp. per common share is calculated by dividing net income (loss) attributable to Deerfield Capital Corp. for the period by the weighted-average number of shares of the Company's common stock

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

outstanding for that period. Diluted net income (loss) attributable to Deerfield Capital Corp. per common share is calculated on net income (loss) attributable to Deerfield Capital Corp. and takes into account the effect of dilutive instruments, such as restricted stock and warrants, but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding. The Company also considers the appropriate treatment of contingently issuable shares that are include in diluted shares upon satisfaction of all conditions necessary for issuance. Additionally, the dilutive impact of the Series A cumulative convertible preferred stock issued in connection with the Merger and converted into common stock on a one-for-one basis on March 11, 2008, was included in the diluted income per common share calculation to the extent it was not anti-dilutive. See Note 16 for the computation of earnings per share.

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

        Concentrations of Credit Risk and Other Risks and Uncertainties—The Company's investments in securities are primarily concentrated in Agency RMBS securities that pass through collections of principal and interest from underlying mortgages. The issuing Agency guarantees the timely payment of scheduled principal and interest payments on the pool of underlying loans and therefore the Company's credit risk is limited to the risk that one of these government-sponsored agencies will fail to make scheduled payments.

        The Company is also exposed to certain other risks typical when investing in a portfolio of mortgage-backed securities. The principal risks potentially affecting the Company's consolidated financial position, consolidated results of operations and consolidated cash flows are that: (a) interest rate changes can positively or negatively affect the fair value of the Company's mortgage-backed securities, (b) interest rate changes can influence borrowers' decisions to prepay the mortgages underlying the securities, which can affect both cash flows from, and the fair value of, the securities, and (c) adverse changes in the fair value of the Company's mortgage-backed securities and/or the inability of the Company to renew short term borrowings can result in the need to sell securities at inopportune times and incur realized losses.

        The Company at times enters into derivative transactions as hedges of interest rate exposure with various investment grade counterparties. In the event of nonperformance by a counterparty, the Company is potentially exposed to losses.

  Recent Accounting Updates

        In March 2008, the FASB issued amendments to ASC Topic 815—Derivatives and Hedging ("ASC Topic 815"). The amendments to ASC Topic 815 require qualitative disclosures regarding objectives and strategies for using derivatives, quantitative disclosures regarding fair value amounts of gains and losses on derivative instruments and disclosures regarding credit-risk-related contingent features in derivative contracts. The Company adopted the amendments to ASC Topic 815 on January 1, 2009 and included the required additional disclosures in Note 9.

        In June 2008, the FASB issued amendments to ASC Topic 260—Earnings Per Share ("ASC Topic 260"). The amendments to ASC Topic 260 address whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. The Company adopted the amendments to ASC Topic 260 on January 1, 2009, and the adoption had no impact on the Company's consolidated financial statements.

        In April 2009, the FASB issued amendments to ASC Topic 825—Financial Instruments ("ASC Topic 825"). The amendments to ASC Topic 825 require disclosures regarding fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The Company adopted the amendments to ASC Topic 825 and included the required disclosures in Note 4.

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        In April 2009, the FASB issued amendments to ASC Topic 820. The amendments to ASC Topic 820 were issued to provide additional guidance for estimating fair value when the volume and level of activity have significantly decreased and to provide guidance on identifying circumstances that indicate a transaction is not orderly. In addition, the amendments to ASC Topic 820 require an entity to disclose, in interim and annual periods, the inputs and valuation techniques used to measure fair value and provide a discussion of changes in valuation techniques and related inputs, if any, during the period. The Company adopted the amendments to ASC Topic 820 and considered this guidance in determining and disclosing the fair values included in the Company's consolidated financial statements.

        In April 2009, the FASB issued amendments to ASC Topic 320—Investments—Debt and Equity Securities ("ASC Topic 320"). The amendments to ASC Topic 320 were issued to amend the other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The amendments to ASC Topic 320 do not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The Company adopted the amendments to ASC Topic 320 and the adoption had no impact on the Company's consolidated financial statements.

        In May 2009, the FASB issued amendments to ASC Topic 855—Subsequent Events ("ASC Topic 855"). The amendments to ASC Topic 855 establish general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, the amendments set forth: (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Company adopted the amendments to ASC Topic 855 and has included the required disclosures in Note 26.

        In June 2009, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140 ("SFAS No. 166"). Further, in December 2009 the FASB issued Accounting Standards Update ("ASU") No. 2009-16—Transfers and Servicing ("ASU 2009-16") to revise the FASB Accounting Standards Codification (the "Codification") to include SFAS No. 166 within ASC Topic 860. This statement was issued to address concerns about the previously existing guidance governing transfers of financial assets. SFAS No. 166 provides clarification concerning measuring whether a transferor and all of the entities included in the transferor's financial statements have surrendered control over transferred financial assets and states that a determination must consider the transferor's continuing involvements in the transferred financial assets. In addition, this statement removes the concept of a qualifying special-purpose entity from SFAS No. 140 and removes the exception from applying FIN 46(R) to qualifying special-purpose entities. SFAS No. 166 is effective for transfers of financial assets that occur during the Company's interim and annual reporting periods that begin after November 15, 2009. Management is currently evaluating the effects that SFAS No. 166 will have on the Company's consolidated financial statements and disclosures included in those consolidated financial statements.

        In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) ("SFAS No. 167"). In December 2009, the FASB issued ASU 2009-17 to revise the Codification to include SFAS No. 167 within ASC Topic 810. In February 2010, the FASB issued ASU 2010-10, Amendments for Certain Investment Funds, to defer the effective date of the amendments to the consolidation requirements of Topic 810 resulting from the issuance of SFAS No. 167 for reporting entities with interests in entities with all the attributes of an investment company but specifically excluding interests in securitization entities. This statement was issued to address concerns about financial statement preparers' ability to structure transactions to avoid consolidation, balanced with the need for more relevant, timely and reliable information about an entity's involvement in a VIE. This statement requires an enterprise to perform an analysis to determine whether the enterprise's variable interest or interests give it a controlling financial interest in a VIE. This analysis identifies the primary beneficiary of a VIE as the enterprise that has both the power to direct the activities of a VIE that most significantly impact the entity's economic performance and the obligation to absorb losses of the entity

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining whether it has the power to direct the activities of the VIE that most significantly impacts the entity's economic performance. SFAS No. 167 also amends FIN 46(R) to eliminate the quantitative approach to determining the primary beneficiary of a VIE and requires ongoing reassessments of VIE status. SFAS No. 167 is effective for the Company's interim and annual reporting periods that begin after November 15, 2009.

        While the Company has not yet finalized its assessment of the impacts of SFAS No. 167, it has determined that it will need to consolidate approximately 7 to 12 CDOs with notional asset ranging from approximately 2.4 billion to 3.8 billion and notional liabilities ranging from approximately 2.3 billion to 3.8 billion. The result of consolidating the CDOs in accordance with SFAS No. 167 will have a material impact not only on the presentation of the Company's consolidated financial results but also on the Company's disclosures. The Company has determined that it will elect the fair value option for all of the financial assets and liabilities of the CDOs it will be required to consolidate. The following discussion provides a summary overview of the expected impacts of the Company's adoption of SFAS No. 167.

        The adoption of SFAS No. 167 on the consolidated balance sheet will result in material increases to total assets as restricted cash and investments at fair value and the related accrued interest will significantly increase. Similarly, liabilities will see a significant increase to non-recourse long term debt and related accrued interest. The Company expects that total stockholders' equity and non-controlling interest in consolidated entity will also significantly increase because the fair value of the liabilities is expected to be lower than the fair value of the assets as a result of lower liquidity and less transparency in the value of the non-recourse debt of the CDOs compared to the assets held in the CDOs.

        The adoption of SFAS No. 167 on the consolidated statement of operations will also result in material increases to both interest income and interest expense, along with an overall increase in net interest income which represents the primary earnings activities of these structures. Although to a lesser extent, expenses will also increase as all the expenses of the consolidated CDOs, including investment advisory fees that we previously reported as income, will be recorded as expenses. The Company also expects increased volatility in the optics of its consolidated statement of operations because of the fluctuations in both asset and liability values of the consolidated CDOs, which will flow through net other income and gain (loss) on the consolidated statement operations. All of this noneconomic activity will flow through the respective line items of the consolidated statement of operations and be reversed as net gain (loss) attributable to noncontrolling interest to arrive at net income (loss) attributable to DFR.

        In June 2009, the FASB issued amendments to ASC Topic 105—Generally Accepted Accounting Principles ("ASC Topic 105") to establish the Codification. The Codification is now the single source of authoritative nongovernmental U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All existing accounting standards are superseded as described in the amendments to ASC Topic 105. All other accounting literature not included in the Codification is nonauthoritative. The Company adopted the amendments to ASC Topic 105 and has included the appropriate references to the Codification within the disclosures included in these consolidated financial statements.

        In August 2009, the FASB issued ASU No. 2009-05—Fair Value Measurements and Disclosures ("ASC Topic 820")—Measuring Liabilities at Fair Value ("ASU 2009-05"). ASU 2009-05 provides clarification and guidance with respect to the estimation of the fair value of liabilities in circumstances where a quoted price in an active market for an identical liability is not available. A reporting entity is required to measure fair value using one of the following techniques: (i) a valuation technique that uses the quoted price of the identical liability when traded as an asset, (ii) a valuation technique that uses quoted prices for similar liabilities or similar liabilities when traded as assets or (iii) another valuation technique that is consistent with the ASC Topic 820. ASU 2009-05 also clarifies that, when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The Company adopted ASU 2009-05 and has taken this guidance into account in determining the estimated fair values for its liabilities presented in the required disclosures in Note 4.

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        In January 2010, the FASB issued ASU No. 2010-06—Fair Value Measurements and Disclosure ("ASC Topic 820")—Improving Disclosures about Fair Value Measurements ("ASU 2010-6"). ASU 2010-06 amends ASC Topic 820 to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements. ASU 2010-06 also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The Company adopted ASU 2010-06 and has included the required disclosures in Note 4, with the exception of the requirement to provide disclosure of the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis which will be effective for the Company's interim and annual reporting periods that begin after December 15, 2010.

3. MERGER WITH DEERFIELD

        On December 21, 2007, the Company completed the Merger, and, as a result, Deerfield became its indirect wholly-owned subsidiary. The fair values of the assets acquired and liabilities assumed in the Merger were estimated by management at the time of the Merger utilizing, among other things, the assistance of an independent valuation firm. Deerfield's investment management contracts were valued using the income approach. This approach requires a projection of revenues and expenses specifically attributable to the asset being valued so that an estimated cash flow stream can be derived. The income approach estimates fair value based on the present value of the cash flows that the asset can be expected to generate in the future. Deerfield's computer software system and the "Deerfield" trade name were valued using the relief from royalty method, which is a variation of the income approach. This method assumes that if the subject intangible assets were not already available, a royalty would have to be paid on the development and use of comparable alternative intangible assets. This method uses a market-derived royalty rate which is applied to net revenue projections so that an estimate cash flow stream can be derived. The relief of royalty method estimates fair value based on the present value of such cash flows and accounts for a terminal value which is calculated by capitalizing the after tax cash flow for the final projection year and discounting to the calculation date. The non-compete agreements contained within various Deerfield employment contracts were valued using a lost revenues approach, which is a variation of the income approach. This approach uses estimates of probable revenue losses if key individuals were to initiate competition with the Company. The potential revenue losses are translated into profits which are then discounted to present value after taxes.

        The aggregate consideration for the Merger was 14,999,992 shares (not adjusted to reflect the 1-for-10 reverse stock split effected on October 16, 2008) of Series A cumulative convertible preferred stock (the "Series A Preferred Stock") (see Note 17), $73.9 million in aggregate principal amount of Series A Senior Secured Notes ("Series A Notes") and Series B Senior Secured Notes ("Series B Notes") (collectively the "Series A and Series B Notes") (See Note 14), $1.1 million cash payment to sellers and $14.8 million of transaction related costs, including $6.8 million of seller related transaction costs. The 14,999,992 shares of Series A Preferred Stock were valued at $7.75 per share based on an average price of DFR's common stock two days before, the day of and two days after December 18, 2007, the date the transaction was announced. The $73.9 million of Series A and Series B Notes were determined to have an aggregate fair value of $71.2 million with the $2.7 million discount being amortized over the five-year life of the notes. Deerfield's results of operations and cash flows subsequent to December 21, 2007 have been included in the accompanying consolidated statements of operations and cash flows.

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

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  Available-for-sale securities

        As of December 31, 2009 the Company did not own any available-for-sale securities. During the year ended December 31, 2009 and 2008, the majority of the Company's available-for-sale securities were held in Market Square CLO. On June 30, 2009, the Company sold all of its preference shares in Market Square CLO and deconsolidated this VIE. The available-for-sale securities the Company previously held included high-yield corporate bonds and ABS held in Market Square CLO, CMBS and other investments. The fair value for high-yield corporate bonds represented a composite of the mid-point in the bid-ask spread of dealer quotes and were classified as Level 3 within the fair value hierarchy. The composite included control procedures to identify outlying dealer quotes. During the year ended December 31, 2009, the Company sold all of its CMBS. The fair value of the available-for-sale CMBS was determined with a model-based approach which included, but was not limited to, spreads and prepayment rates which were generally observed in the market. The continuing illiquidity in the CMBS market limited the availability of market data for the valuation models. As such, CMBS were classified as Level 3 within the fair value hierarchy. The ABS held in Market Square CLO and other investments were priced at the mid-point of the bid-ask spread of indicative dealer quotes. These and other securities valued by management by reference to dealer quotes and other similar measures were classified as Level 3 within the fair value hierarchy.

  Investments at Fair Value

        Investments at fair value include RMBS, loans and other investments held in DPLC, preferred shares of CDOs, beneficial interests in CDOs and contingent liabilities related to CDOs. The fair value for RMBS generally represents a modeled valuation, which includes spreads and prepayment rates which are observable in the market. Agency RMBS are classified as Level 2 within the fair value hierarchy. The continuing illiquidity in the non-Agency RMBS markets has limited the availability of market data which is included in the valuation models. Non-Agency RMBS are valued using model pricing that management believes would be used by market participants and classified as Level 3 within the fair value hierarchy given this limited availability of observable market data. Loans and other investments in DPLC are generally priced at a composite of the mid-point in the bid-ask spread of dealer quotes or based on the composite price of a different tranche of the same security if dealer quotes are unavailable for the specific tranche the Company owns. Loans or other investments in DPLC priced in this manner are classified as Level 2 within the fair value hierarchy. Where no such quotes are available, the price may be based on an internally developed model using composite or other comparable market data which could include unobservable market inputs. Loans and other investments held in DPLC priced in this manner are classified as Level 3 within the fair value hierarchy.

        The preferred shares of CDOs are valued by management by considering, among other things, available broker quotes. If a broker quote is unavailable, the preferred shares of CDOs are valued using composite or other comparable market data management believes would be used by market participants. Preferred shares of CDOs are classified as Level 3 within the fair value hierarchy. Beneficial interests in CDOs and contingent liabilities related to CDOs are valued by management via internal models and as such are also classified as Level 3 within the fair value hierarchy.

  Derivative assets and liabilities

        The derivatives held by the Company generally represent instruments traded in the over-the-counter market and are valued using internally-developed market-standard models. The inputs to the valuation models for the interest rate swaps and caps represent observable market data available at commonly quoted intervals for the full terms of the contracts. All interest rate derivatives are classified as Level 2 within the fair value hierarchy. The significant inputs to the valuation models for CDS transactions, total return swaps and warrants may contain a significant level of unobservable inputs. CDS transactions, total return swaps and warrants are classified as Level 3 within the fair value hierarchy. In addition, the Company also held futures contracts during the year ended December 31, 2009, which were classified as Level 1 within the fair value hierarchy as their valuation is determined based on quotes from an active exchange.

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  Loans held for sale

        Loans held for sale are carried at the lower of cost or fair value. If the fair value of a loan is less than its cost basis, a valuation adjustment is recognized in the consolidated statements of operations, and the loan's carrying value is adjusted accordingly. The valuation adjustment may be recovered if the fair value increases, which is also recognized in the consolidated financial statements. Loans held for sale are generally priced at a composite of the mid-point in the bid-ask spread of dealer quotes or based on the composite price of a different tranche of the same security if dealer quotes are unavailable for the specific tranche the Company owns. Previously the Company had classified loans held for sale priced in this manner as Level 3 within the fair value hierarchy given the illiquidity which existed in the bank loan market. As liquidity has increased and active trading is currently occurring in this market resulting in more observable market valuation inputs, the Company now classifies loans held for sale priced in this manner as Level 2 within the fair value hierarchy. Where no such quotes are available, price may be based on an internally developed model using composite or other comparable market data which could include unobservable market inputs. Loans held for sale priced in this manner are classified as Level 3 within the fair value hierarchy.

  Assets and liabilities measured at fair value on a recurring basis

        The following table presents the financial instruments carried at fair value on a recurring basis, by caption in the consolidated balance sheet and by level within the ASC Topic 820 valuation hierarchy:

December 31, 2009:	Level 1	Level 2	Level 3	Carrying Value
	(In thousands)
Investments at fair value:
RMBS	$—	$302,543	$2,631	$305,174
Loans	—	15,141	990	16,131
Other	—	2,351	3,154	5,505
Derivative assets	—	—	74	74

Total financial instrument assets	$—	$320,035	$6,849	$326,884

Derivative liabilities	$—	$450	$—	$450
Accrued and other liabilities	—	—	364	364

Total financial instrument liabilities	$—	$450	$364	$814

December 31, 2008:	Level 1	Level 2	Level 3	Carrying Value
	(In thousands)
Available-for-sale securities	$—	$—	$2,338	$2,338
Investments at fair value:
RMBS	—	342,423	5,394	347,817
Other	—	—	160	160
Derivative assets	—	—	132	132

Total financial instrument assets	$—	$342,423	$8,024	$350,447

Derivative liabilities	$—	$13,127	$402	$13,529

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  Changes in Level 3 recurring fair value measurements

        The table below includes a rollforward of the balance sheet amounts (including the change in fair value), for financial instruments classified by the Company within Level 3 of the valuation hierarchy.

									Changes in Unrealized Gains (Losses) Related to Financial Instruments Held at December 31, 2009
	Fair Value Measurements Using Significant Unobservable Inputs
December 31, 2009:	Estimated Fair Value January 1, 2009	Net Realized/ Unrealized Gains (Losses)		Purchases, (Sales), Issuances and (Settlements), Net	Net Transfers In (Out) of Level 3		Deconsolidation of Market Square CLO	Estimated Fair Value December 31, 2009
	(In thousands)
Available-for-sale securities	$2,338	$1,445	(1)	$(17)	$—		$(3,766)	$—	$—	(1)
Investments at fair value
RMBS	5,394	(851	)(2)	(1,912)	—		—	2,631	(948	)(2)
Loans	—	1,231	(2)	14,900	(15,141	)(3)	—	990	(10	)(2)
Other	160	4,028	(2)	2,183	(2,351)		(866)	3,154	2,304	(2)
Derivative assets	132	(58	)(5)	—	—		—	74	(58	)(5)

Total financial instrument assets	$8,024	$5,795		$15,154	$(17,492)		$(4,632)	$6,849	$1,288

Derivative liabilities	$402	$120	(5)	$(522)	$—		$—	$—	$—	(5)
Accrued and other liabilities	—	(10	)(6)	(354)	—		—	(364)	(10	)(6)

Total financial instrument liabilities	$402	$110		$(876)	$—		$—	$(364)	$(10)

								Changes in Unrealized Losses Related to Financial Instruments Held at December 31, 2008
	Fair Value Measurements Using Significant Unobservable Inputs
December 31, 2008:	Estimated Fair Value January 1, 2008	Net Realized/ Unrealized Losses		Purchases, (Sales), Issuances and (Settlements), Net	Net Transfers In/Out of Level 3		Estimated Fair Value December 31, 2008
	(In thousands)
Available-for-sale securities	$10,268	$(7,189	)(1)	$(741)	$—		$2,338	$(7,244	)(1)
Investments at fair value
RMBS	1,889,399	(201,067	)(2)	(1,653,202)	(29,736	)(4)	5,394	(16,697	)(2)
Other	5,030	(3,999	)(2)	(871)	—		160	(2,673	)(2)
Derivative assets	318	(1,975	)(5)	1,789	—		132	(911	)(5)

Total financial instrument assets	$1,905,015	$(214,230)		$(1,653,025)	$(29,736)		$8,024	$(27,525)

Derivative liabilities	$1,492	$(966	)(5)	$(124)	$—		$402	$(2,060	)(5)

(1)
Net unrealized changes in fair value for available-for-sale securities are reported as an adjustment to accumulated other comprehensive loss on the consolidated statement of stockholders' equity (deficit). Impairment charges on available-for-sale securities are reported within net loss on available-for-sale securities in the consolidated statements of operations.

(2)
Net realized and unrealized gains (losses) on investments at fair value are reported within net gain (loss) on investments at fair value in the consolidated statements of operations.

(3)
As of December 31, 2009, the Company changed its classification methodology such that asset valuations for loans and preferred shares of CLOs which are provided by independent third parties using observable inputs will be classified as Level 2, rather than as Level 3 within the valuation hierarchy. The Company changed its classification methodology as a result of the increased liquidity in the loan market since the adoption of ASC Topic 820 which provided more observable market valuation inputs to the independent third parties providing these valuations.

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4)
Net transfers out of Level 3 represent Agency RMBS priced by management by reference to dealer quotes at January 1, 2008 and using modeled valuation with inputs observable in the market as of December 31, 2008.

(5)
Net realized and unrealized gains (losses) on derivative assets and derivative liabilities are recorded in net gain (loss) on derivatives in the consolidated statements of operations.

(6)
Net realized and unrealized gains (losses) on accrued and other liabilities at fair value are recorded within net gain (loss) on investments at fair value in the consolidated statements of operations.

  Assets measured at fair value on a nonrecurring basis

        Certain assets are measured at fair value on a nonrecurring basis, meaning that the instruments are measured at fair value only in certain circumstances (for example, when held at the lower of cost or fair value). The following table presents the assets carried on the consolidated balance sheet by caption and by level within the ASC Topic 820 valuation hierarchy for which a nonrecurring change in fair value was recorded during the three months ended December 31, 2009 and 2008, respectively:

December 31, 2009:	Level 1	Level 2	Level 3	Carrying Value
	(In thousands)
Loans held for sale	$—	$—	$455	$455
Loans held for investment, net of allowance for loan losses	—	—	4,230	4,230
Intangible assets, net	—	—	2,051	2,051	(1)

Total assets at fair value on a nonrecurring basis	$—	$—	$6,736	$6,736

December 31, 2008:	Level 1	Level 2	Level 3	Carrying Value
	(In thousands)
Loans held for sale	$—	$—	$215,378	$215,378
Loans held for investment	—	—	8,193	8,193
Intangible assets	—	—	3,141	3,141	(2)

Total assets at fair value on a nonrecurring basis	$—	$—	$226,712	$226,712

(1)
Represents two intangible assets related to CDO management contracts identified as a result of the Merger that were partially impaired and the intangible asset associated with the "Deerfield" trade name which was partially impaired during the three months ended December 31, 2009. See Note 11 for further discussion regarding impairment charges on the Company's intangible assets.

(2)
Represents two intangible assets identified as a result of the Merger that were impaired and marked to a fair value of zero and two intangible assets identified as a result of the Merger that were partially impaired as of December 31, 2008. See Note 11 for further discussion regarding impairment charges on the Company's intangible assets.

        In the table above, "Loans held for sale" includes changes in fair value of loans which are carried on the balance sheet at the lower of cost or fair value. "Loans held for investment" represents loans which a provision for loan losses was recorded during the three months ended December 31, 2009.

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following table presents the total change in value of financial assets for which a fair value adjustment was included in the consolidated financial statements:

	Year ended December 31, 2009	Year ended December 31, 2008
	(In thousands)	(In thousands)
Loans held for sale(1)	$(3,539)	$(90,582)
Loans held for investment(2)	(12,713)	(19,979)
Intangible assets, net(3)	(1,828)	(6,204)

Total nonrecurring fair value losses	$(18,080)	$(116,765)

(1)
Changes in the fair value of loans held for sale are reported within net gain (loss) on loans in the consolidated statements of operations.

(2)
Impairment charges to loans held for investment are reported within provision for loan losses in the consolidated statements of operations.

(3)
Impairment charges on intangible assets are reported within impairment of intangible assets and goodwill in the consolidated statements of operations.

        ASC Topic 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate that value. Estimated fair values presented below are calculated in accordance with ASC Topic 820. For securities which the fair value option was not elected, quoted market prices, if available, are utilized as estimates of fair values. In the absence of available quoted market prices, fair values have been derived based on management's assumptions, the estimated amount and timing of future cash flows and estimated discount rates. Different assumptions could significantly affect these estimates.

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The carrying amounts and estimated fair values of the Company's financial instruments, for which the disclosure of fair values is required, were as follows:

	As of December 31,
	2009		2008
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(In thousands)
Financial assets:
Cash and cash equivalents(1)	$48,711	$48,711	$32,791	$32,791
Restricted cash and cash equivalents(1)	19,296	19,296	76,892	76,892
Available-for-sale securities(2)	—	—	2,338	2,338
Investments at fair value(2)	326,810	326,810	347,977	347,977
Other investments(3)	4,287	4,287	4,764	4,764
Derivative assets(2)	74	74	132	132
Loans held for sale(2)	536	632	218,137	218,301
Loans, net of allowance for loan losses(2)(3)	262,696	243,930	235,372	191,594
Investment advisory fee receivables(1)	2,117	2,117	4,012	4,012
Financial liabilities:
Repurchase agreements(1)	291,463	291,463	326,112	326,112
Derivative liabilities(2)	450	450	13,529	13,529
Accrued and other liabilities(2)	364	364	—	—
Long term debt:
DFR MM CLO(4)	217,297	146,846	231,000	111,148
Trust preferred securities(4)	123,717	35,383	123,717	12,495
Series A & Series B Notes(4)	72,315	46,806	71,768	22,826
Wachovia Facility(5)	—	—	13,932	13,932
Market Square CLO(4)(6)	—	—	276,000	205,088

(1)
Carrying amounts approximate the fair value due to the short term nature of these instruments.

(2)
The estimated fair values were determined in accordance with ASC Topic 820.

(3)
It was not practicable to estimate the fair value of certain loans and other investments because they are not traded in an active market; therefore, the carrying value displayed is an approximation of fair value for loans with a carrying value of $134.0 million and other investments with a carrying value of $4.3 million as of December 31, 2009, and the carrying value displayed is an approximation of fair value for loans with a carrying value of $137.4 million and other investments with a carrying value of $4.8 million as of December 31, 2008. If an independent pricing service can not provide fair value estimates for a given loan, the Company may determine estimated fair value based on some or all of the following: (a) current financial information of the borrowing company and performance against its operating plan; (b) changes in the fair value of collateral supporting the loan; (c) changes to the market for the borrowing company's service or product and (d) present value of projected future cash flows.

(4)
The estimated fair values were calculated utilizing the guidance from ASC Topic 820. The Company utilized comparable market data and internal models to calculate the estimated fair value of the long term debt.

(5)
As the Wachovia Facility was fully repaid in August 2009, the carrying amount was used to approximate the fair value as of December 31, 2008 due to the short term maturity of this long term debt.

(6)
On June 30, 2009, the Company sold all of its preference shares in Market Square CLO and deconsolidated this VIE.

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. AVAILABLE-FOR-SALE SECURITIES

        As of December 31, 2009 the Company did not own any available-for-sale securities. The following table summarizes the Company's available-for-sale securities which were carried at fair value as of December 31, 2008:

Security Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(In thousands)
High-yield corporate bonds held in Market Square CLO	$3,981	$—	$(2,563)	$1,418
ABS held in Market Square CLO	2,381	—	(1,493)	888
CMBS	32	—	—	32

Total	$6,394	$—	$(4,056)	$2,338

        During the year ended December 31, 2009, the majority of the Company's available-for-sale securities were held in Market Square CLO, with the exception of certain CMBS securities. During the year ended December 31, 2009 the Company sold all of its CMBS securities and on June 30, 2009, the Company sold all of its preference shares in Market Square CLO and deconsolidated this VIE.

        As of January 1, 2008, in accordance with the adoption of ASC Topic 825, the Company elected the fair value option for all of its RMBS and preferred shares of CDOs and reclassified those securities from available-for-sale to investments at fair value securities. The Company no longer assesses these securities for other-than-temporary impairment because the changes in fair value are recorded in the statements of operations rather than as an adjustment to accumulated other comprehensive loss in stockholders' equity.

        The following table summarizes the Company's securities classified as available-for-sale as of December 31, 2008, according to their weighted average lives, which were based upon contractual maturity:

Weighted Average Life	Amortized Cost	Estimated Fair Value	Weighted Average Coupon
	(In thousands)
Greater than five years and less than ten years	$5,763	$2,076	6.38%
Greater than ten years	631	262	5.92%

Total	$6,394	$2,338	6.32%

        The weighted average lives for CMBS, high-yield corporate bonds and ABS are based upon contractual maturity. Actual lives of mortgage-backed securities are generally shorter than stated contractual maturities and are affected by the contractual maturities of the underlying mortgages, periodic payments of principal, and prepayments of principal.

        The following table shows the fair value of and gross unrealized losses on available-for-sale securities with respect to which amortized cost exceeded fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2008:

	12 Months or less			More than 12 Months			Total
	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in thousands)
High-yield corporate bonds held in Market Square CLO	1	$488	$(471)	1	$930	$(2,092)	2	$1,418	$(2,563)
ABS held in Market Square CLO	6	888	(1,493)	—	—	—	6	888	(1,493)

Total temporarily impaired securities	7	$1,376	$(1,964)	1	$930	$(2,092)	8	$2,306	$(4,056)

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        If the Company intends to sell the available-for-sale security, an other-than-temporary impairment is deemed to have occurred. If the Company does not intend to sell the available-for-sale security, the Company assesses whether it more likely than not that the Company will be required to sell the security before the recovery of its amortized cost basis. If the Company believes it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, an other-than-temporary impairment is deemed to have occurred. If, in the Company's judgment, an other-than-temporary impairment exists because the Company intends to sell the security or it will more likely than not be required to sell the security before the recovery of its amortized cost basis, the cost basis of the security is written down to the then-current fair value through earnings (as if the loss had been realized in the period of other-than-temporary impairment).

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

        The following table presents the net (loss) gain on available-for-sale securities as reported in the Company's consolidated statements of operations:

	Year ended December 31,
	2009	2008	2007
	(In thousands)
Realized gains	$17	$23	$16,245
Realized losses	—	—	(18,982)

Net realized (losses) gains	17	23	(2,737)
Other-than-temporary impairment	(31)	(4,717)	(109,559)

Net loss	$(14)	$(4,694)	$(112,296)

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        For the year ended December 31, 2009, the Company recognized $31,000 of other-than-temporary impairment related to certain CMBS. For the year ended December 31, 2008, the Company recognized $4.7 million of other-than-temporary impairment related to certain CMBS which the Company no longer had the intent to hold to recovery in value or maturity. For the year ended December 31, 2007, the Company recognized $91.1 million of other-than-temporary impairment on available-for-sale securities related to certain RMBS, $90.7 million of which related to RMBS with respect to which the Company could no longer assert that it had the intent and ability to hold for a period of time sufficient to allow for recovery in fair value, and $0.4 million of which related to certain interest-only RMBS. In addition, during the year ended December 31, 2007, the Company recognized $18.5 million of other-than temporary impairment on certain asset-backed securities held in Pinetree CDO.

6. INVESTMENTS AT FAIR VALUE

        The following table summarizes the Company's securities classified as investments at fair value:

	December 31,
	2009	2008
Security Description	Estimated Fair Value
	(In thousands)
RMBS:
Agency	$302,543	$342,423
Non-Agency	2,631	5,394
Investments held in DPLC
Loans	16,131	—
Other investments	1,008	—
Other investments	4,497	160

Total	$326,810	$347,977

        In accordance with ASC Topic 825, the Company elected the fair value option for all of its RMBS and preferred shares of CDOs and transferred all RMBS and preferred shares of CDOs from available-for-sale to investments at fair value on January 1, 2008. In addition, the Company elected to record all investments held in DPLC at fair value in accordance with ASC Topic 825. This election was made to align the accounting basis for these investments for their consolidation into DFR with the accounting basis of such investments for DPLC's financial and investor reporting where they are valued at fair value. As of December 31, 2009, the difference between the aggregate estimated fair value of loans held in DPLC of $16.1 million and the outstanding principal balance of loans held in DPLC of $17.0 million was $0.9 million. As of December 31, 2009, there were no loans held in DPLC that were 90 days or more past due on interest payments or on nonaccrual status. Interest income on loans held in DPLC are recorded in interest income on the consolidated statements of operations and represent the current period interest accrual. ASC Topic 825 requires an estimate of the gains and losses included in earnings during the period which are attributable to changes in instrument specific credit risk. For floating rate loans, all changes in estimated fair value are attributed to instrument specific credit risk. For fixed rate instruments, an allocation of the changes in value for the period is made between those changes in estimated fair value that are interest rate related and changes that are credit risk related. As of December 31, 2009 and for the year then ended, all loans held in DPLC and recorded at fair value were floating rate loans, and the net gains included in net gain (loss) on investments at fair value attributed to instrument specific credit risk on loans were $1.3 million.

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The Company records changes in fair value of investments at fair value in its consolidated statements of operations. The following table summarizes the Company's securities classified as investments at fair value, according to their weighted average life:

Weighted Average Life	Amortized Cost	Estimated Fair Value	Weighted Average Coupon
	(In thousands)
December 31, 2009:
Less than one year	$2,804	$2,802	10.72%
Greater than one year and less than five years	44,035	39,115	5.03%
Greater than five years and less than ten years	286,630	282,542	5.05%
Greater than ten years	1,338	2,351	4.50%

Total	$334,807	$326,810	5.09%

December 31, 2008:
Greater than one year and less than five years	$120,921	$106,453	5.46%
Greater than five years and less than ten years	238,107	234,669	5.00%
Greater than ten years	6,849	6,855	4.71%

Total	$365,877	$347,977	5.11%

        The weighted average lives in the table above are based upon contractual maturity for loans held in DPLC and other investments and are primarily based on a prepayment model for RMBS that considers current yields, forward yields, the slope of the yield curve, current mortgage rates and the contractual rate of the outstanding loans, the loan's age, margin and volatility. Weighted average life is an estimate of how many years it will take to receive half of the outstanding principal. Actual lives of RMBS are generally shorter than stated contractual maturities, are affected by the contractual maturities of the underlying mortgages, periodic payments of principal and prepayments of principal and may differ materially from those set forth above.

        For the year ended December 31, 2009, the Company had net purchases of RMBS of $22.0 million and received RMBS principal paydowns of $69.3 million. During 2008 the RMBS portfolio experienced significant decrease in value as a result of the recent credit crisis. This negative environment had several impacts on the Company's ability to successfully finance and hedge its RMBS portfolio. As a result, for the year ended December 31, 2008, the Company sold Agency RMBS with an amortized cost of $4.6 billion at a net realized gain of $23.8 million and sold non-Agency RMBS with an amortized cost of $1.6 billion at a net realized loss of $203.3 million.

        The following table presents the realized and unrealized gains (losses) on investments at fair value as reported in the Company's consolidated statements of operations:

	Year ended December 31,
	2009	2008	2007
	(In thousands)
Realized gains (losses)	$3,170	$(180,771)	$5,984
Unrealized gains (losses)	6,628	(39,217)	9,512

Total gains (losses)	$9,798	$(219,988)	$15,496

        As of December 31, 2009, there were $0.8 million of unsettled purchases of loans held in DPLC classified as investments at fair value.

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. OTHER INVESTMENTS

  Cost Method Investments

        The Company held certain other investments as of December 31, 2009 and 2008 carried at cost less any adjustments for other-than-temporary impairment of $4.3 million and $4.8 million, respectively. These investments consist of equity securities in the entities established in connection with the issuance of the Trust Preferred Securities of $3.7 million and other common and preferred equity securities that are not traded in an active market with an original cost of $1.8 million and a carrying value of $0.6 million and $1.1 million as of December 31, 2009 and 2008, respectively. During the years ended December 31, 2009 and 2008, other-than-temporary impairment charges related to cost method investments of $0.5 million and $0.7 million, respectively, were recorded within dividend income and other net (loss) gain in the consolidated statements of operations.

  Equity Method Investments

        The Company held one equity method investment as of December 31, 2009 and 2008, an investment in Hometown Commercial Capital, LLC ("HCC"), a commercial loan originator. The Company initially recorded this investment at a cost of $3.0 million and subsequently adjusted it to a current carrying value of zero during the year ended December 31, 2007. The adjustment to the Company's carrying value was recorded in the consolidated statements of operations within dividend income and other net (loss) gain and represents an allocation of losses incurred by HCC. The Company has discontinued the application of the equity method and will not provide for additional losses because the Company has not guaranteed obligations of HCC and is not otherwise committed to provide further financial support. If HCC subsequently reports net income, the Company will resume applying the equity method only after its share of that net income equals the share of net losses not previously recognized during the period in which the equity method was suspended.

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. LOANS AND LOANS HELD FOR SALE

        The following summarizes the Company's loans held for sale and loans held for investment:

	Carrying Value
Type of Loan	Loans Held for Sale(1)	Loans Held for Investment	Total
	(In thousands)
December 31, 2009:
Corporate leveraged loans:
Loans held in DFR MM CLO(2)	$—	$269,168	$269,168
Other corporate leveraged loans	536	—	536
Commercial real estate loans(3)	—	9,417	9,417

	$536	278,585	279,121

Allowance for loan losses		(15,889)	(15,889)

		$262,696	$263,232

December 31, 2008:
Loans held in Market Square CLO	$183,999	$—	$183,999
Corporate leveraged loans:
Loans held in DFR MM CLO(2)	2	243,101	243,103
Loans held in the Wachovia Facility	21,742	—	21,742
Other corporate leveraged loans	12,394	—	12,394
Commercial real estate loans(3)	—	12,250	12,250

	$218,137	$255,351	$473,488

Allowance for loan losses		(19,979)	(19,979)

		$235,372	$453,509

(1)
Carrying value of loans held for sale is lower of cost or estimated fair value.

(2)
Loans held in DFR MM CLO classified as loans held for investment are reported gross of $8.5 million and $14.8 million of allowance for loan losses as of December 31, 2009 and 2008, respectively.

(3)
Commercial real estate loans are reported gross of $7.4 million and $5.1 million of allowance for loan losses as of December 31, 2009 and 2008, respectively.

        The following summarizes the Company's allowance for loan losses:

Type of Loan	Number of Loans	Par Value	Allowance for Loan Losses
		(In thousands)
December 31, 2009:
Loans held in DFR MM CLO	3	$12,747	$8,481
Commercial real estate loans	3	8,058	7,408

Total	6	$20,805	$15,889

December 31, 2008:
Loans held in DFR MM CLO	2	$17,704	$14,844
Commercial real estate loans	4	11,118	5,135

Total	6	$28,822	$19,979

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        As of December 31, 2009 and 2008, the Company's loans held for sale and loans held for investment totaled $263.2 million and $453.5 million, net of allowance for loan losses. Loans classified as held for sale and carried at the lower of cost or estimated fair value totaled $0.5 million, net of a valuation allowance of $3.6 million and $218.1 million, net of a valuation allowance of $99.6 million, as of December 31, 2009 and 2008, respectively. Loans classified as held for investment and carried at amortized cost totaled $278.6 million, less an allowance for loan losses of $15.9 million, and $255.4 million, less an allowance for loan losses of $20.0 million as of December 31, 2009 and 2008, respectively. For the years ended December 31, 2009, 2008 and 2007 the annual average net carrying value of impaired loans were $7.6 million, $5.9 million and $4.3 million, respectively. As of December 31, 2009 and 2008, the Company held certain loans that settle interest accruals by increasing the principal balance of the loan outstanding. For the years ended December 31, 2009 and 2008, the Company settled interest receivables through increases to the loans' outstanding principal balances in the amount of $3.0 million and $6.3 million, respectively.

        DFR MM CLO loans are considered to be held for investment and are reported at amortized cost with an allowance for loan losses, if necessary, unless the Company decides to sell one of these loans, in which case the loan is transferred to loans held for sale.

        During the year ended December 31, 2008, the Company began actively seeking to sell all of the other corporate leveraged loans held in the Company's alternative asset revolving warehouse funding facility with Wachovia Capital Markets, LLC (the "Wachovia Facility"), as the Company triggered an acknowledged termination event thereunder on November 30, 2008. The Company sold a significant portion of the loans held within the Wachovia Facility during the year ended December 31, 2008 and transferred all loans held within the Wachovia Facility from loans held for investment to loans held for sale. During the first quarter of 2009, the Company sold loans held within the Wachovia Facility with a par value of $31.5 million for $10.8 million, net of interest of $0.2 million. The Company realized a loss of $6.2 million reported in net gain (loss) on loans held for investment and loans held for sale in the consolidated statements of operations during the first quarter of 2009 as a result of these sales. The Wachovia Facility was fully repaid and all of the Company's obligations thereunder were satisfied during the third quarter of 2009.

        As of December 31, 2009, the Company's commercial real estate loans consisted of four loans classified as held for investment totaling $9.4 million less an allowance for loan losses of $7.4 million. As of December 31, 2008, the Company's commercial real estate loans consisted of five loans classified as held for investment totaling $12.3 million less an allowance for loan losses of $5.1 million. The Company did not recognize interest income on these loans for the years ended December 31, 2009 and 2008.

        The following summarizes the activity within the allowance for loan losses the years ended December 31, 2009 and 2008:

	Allowance for Loan Losses
	2009	2008
	(In thousands)
Allowance for loan losses at January 1	$19,979	$5,300
Provision for loan losses	23,050	75,996
Charge-offs	(24,289)	(625)
Recoveries	(2,851)	—
Transfers to loans held for sale	—	(60,692)

Allowance for loan losses at December 31	$15,889	$19,979

        The Company did not recognize $2.4 million and $1.7 million, respectively, of interest income earned, but not yet received, on loans held for investment for the years ended December 31, 2009 and 2008, respectively, as a result of the placement of these loans on non-accrual status. In addition, the Company did not recognize $5.9 million and $3.1 million, respectively, of interest income earned, but not yet received, on loans held for sale for the years ended December 31, 2009 and 2008, respectively, as a result of the placement of these loans on non-accrual status. The Company's loans, loans held for sale and loans classified as investments at fair value

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

are diversified over many industries and as such the Company does not believe it has any significant concentration risk association with the composition of the loan portfolio.

9. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

        The Company seeks to manage its exposure to the effects of interest rate changes. Such exposure may arise from the issuance and forecasted rollover of short term liabilities or from liabilities with a contractual variable rate based on the London Interbank Offered Rate ("LIBOR"). Derivative instruments are carried at fair value as discussed in Note 4.

        The following table is a summary of the Company's derivative instruments:

	Count	Notional Amount	Assets	Liabilities	Estimated Net Fair Value
		(In thousands)
December 31, 2009:
Interest rate swaps	1	$10,000	$—	$(395)	$(395)
Interest rate cap	1	40,000	—	(55)	(55)
Warrants	2	n/a	74	—	74

	4	$50,000	$74	$(450)	$(376)

December 31, 2008:
Interest rate swaps	5	$165,000	$—	$(12,999)	$(12,999)
Interest rate cap	1	40,000	—	(128)	(128)
Warrants	3	n/a	132	—	132
Credit default swap—protection seller	1	5,000	—	(402)	(402)

	10	$210,000	$132	$(13,529)	$(13,397)

n/a—not applicable

        The following table is a summary of the net gain (loss) on derivatives included in the consolidated statements of operations:

	Year ended December 31,
	2009	2008	2007
	(In thousands)
Interest rate swaps	$2,681	$(226,939)	$(50,013)
Credit default swaps	(119)	(2,243)	138
Total return swaps	—	(1,575)	(669)
Interest rate floors and caps	(1)	(571)	(4,988)
Warrants	(58)	(1,055)	(214)
Futures	44	—	—

Net gain (loss) on derivatives	$2,547	$(232,383)	$(55,746)

  Interest Rate Swaps

        In general, when a fixed-rate or hybrid adjustable-rate RMBS is funded by a short term borrowing, the Company may enter into an interest rate swap agreement that effectively fixes a portion of the borrowing costs for a period close to the anticipated weighted-average life of the fixed-rate portion of the related RMBS. This strategy is designed to protect a portion of the Company's portfolio from increased funding costs due to rising interest rates because the borrowing costs are not fixed for the duration of the fixed-rate period of the related RMBS. The Company did not enter into any interest rate swaps during the year ended December 31, 2009. The

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Company terminated two interest rate swaps with a notional value of $75.0 million, and two interest rate swaps with a notional value of $80.0 million matured, during the year ended December 31, 2009.

        The weighted average fixed rate payable on the interest rate swaps as of December 31, 2009 and 2008 was 4.18% and 5.07%, respectively. In the first quarter of 2008, the Company breached certain equity decline triggers in substantially all of its International Swap Dealers Association ("ISDA") agreements. The Company promptly notified its active counterparties of the breach, and none of those counterparties have expressed an intention to terminate the ISDA agreements, a right available to them due to the breach. To date, the violations of the Company's ISDA agreements have not had a material adverse effect on the Company's operations and the Company continues to explore new counterparty relationships and amend existing ISDA agreements as deemed appropriate.

        As of January 1, 2008, in conjunction with the adoption of ASC Topic 825, the Company de-designated $3.8 billion (notional) of interest rate swaps previously designated as a hedge with a net negative fair value of $85.9 million at de-designation, including accrued interest. Prior to the de-designation, designated interest rate swaps were carried at fair value with changes in value recorded directly into equity through other comprehensive loss, to the extent they were effective as a hedge, in accordance with the guidance under ASC Topic 815—Derivatives and Hedging ("ASC Topic 815"). As of the adoption date, the other comprehensive loss related to the de-designation of interest rate hedges was $69.9 million. To the extent that the forecasted rolls on repurchase agreement transactions continued as anticipated, the Company would have amortized this loss and the $27.3 million in other comprehensive loss related to previously de-designated swaps from other comprehensive loss into interest expense over the remaining original hedge period, and all future changes in fair value of the interest rate swaps would have been reflected in the consolidated statements of operations. However, due to the significant RMBS sales activity and corresponding repurchase agreement repayment during the three months ended March 31, 2008, forecasted rolls on the repaid repurchase agreements did not continue as anticipated. As a result, a loss of $91.7 million was recognized during the three months ended March 31, 2008 in the consolidated statements of operations in net gain (loss) on derivatives, and a corresponding cumulative net loss relating to newly and previously de-designated interest rate swaps in other comprehensive loss was removed. The remaining $30,000 in other comprehensive loss related to the terminated and de-designated swaps as of December 31, 2009 will be amortized over the remaining original hedge period. Additionally, the Company recorded a net increase to interest expense of $0.2 million and $5.4 million during the years ended December 31, 2009 and 2008, respectively, related to the amortization of de-designated and terminated interest rate swaps.

  Interest Rate Cap

        The Company's interest rate cap is structured such that the Company will receive payments based on the spread in rates if the three-month LIBOR rate increases above a certain agreed upon contractual rate, and the Company will make payments based on a nominal fixed interest rate. This interest rate cap was entered into to manage interest rate exposure in DFR MM CLO.

  Warrants

        The Company holds warrants to purchase shares of companies with respect to which the Company is also a debt holder. These warrants were issued in connection with renegotiations of the loan agreements.

  Credit Default Swaps

        As of December 31, 2009 and 2008, the Company held zero and one CDS transaction as the protection seller, respectively. A CDS is a financial instrument used to transfer the credit risk of a reference entity from one party to another for a specified period of time. In a standard CDS contract, one party, referred to as the protection buyer, purchases credit default protection from another party, referred to as the protection seller, for a specific notional amount of obligations of a reference entity. In these transactions, the protection buyer pays a premium to the protection seller. The premium is generally paid quarterly in arrears, but may be paid in full up front in the case of a CDS with a short maturity. If a pre-defined credit event occurs during the term of the

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

credit default swap, the protection seller pays the protection buyer the notional amount and takes delivery of the reference entity's obligation.

  Total Return Swaps

        Total return swaps are financial instruments which provide the holder with the total return on an underlying asset (for example, a syndicated bank loan or bond) offset by the cost of financing. During the year ended December 31, 2008, the Company terminated its two outstanding total return swaps.

  Futures

        During the year ended December 31, 2009, the Company entered into certain exchange traded futures contracts to assist in limiting interest rate exposure.

10. FIXED ASSETS

        Fixed assets consisted of the following:

		December 31,
	Estimated initial useful life
		2009	2008
	(In years)	(In thousands)
Equipment and computer software	3 - 5	$1,199	$1,209
Leasehold improvements	15	7,421	7,420
Office furniture and fixtures	7	1,856	1,856
Construction-in-progress	n/a	23	—

		10,499	10,485
Less accumulated depreciation		(3,994)	(1,342)

Fixed assets, net		$6,505	$9,143

n/a—not applicable

        Depreciation expense related to fixed assets totaled to $2.7 million and $1.3 million for the years ended December 31, 2009 and 2008, respectively.

        On November 27, 2009, the Company entered into an amendment (the "Lease Amendment") to the Company's original lease agreement dated July 11, 2005 (as amended, the "Lease"). Under the Lease, the Company currently rents 69,184 square feet of office space (the "Original Premises") for a term ending in 2021. Pursuant to the Lease Amendment, the Company agreed to vacate the Original Premises on or before April 30, 2010 and relocate to the 12th floor in the same building consisting of 25,470 square feet of office space (the "New Premises").

        The term for the rental of the New Premises begins on October 1, 2010 and will expire on February 28, 2021. As a result of the relocation to the New Premises, the Company's annual rent expense under the Lease will be reduced by approximately $1.3 million to reflect the reduced square footage of the New Premises. In addition, pursuant to the Lease Amendment, the amount of the letter of credit constituting the Company's security deposit under the Lease was reduced from approximately $2.3 million to approximately $1.3 million. The Lease Amendment provides for a further reduction of the amount of the letter of credit to $0.5 million on September 30, 2010 upon the satisfaction of certain conditions.

        In connection with the Lease Amendment, the Company will recognize a non-cash acceleration of depreciation and amortization expense related to certain leasehold improvements and fixed assets on the Original Premises as a result of a shorter estimated life for the use of those assets. The total impact of the acceleration of the depreciation and amortization expense is approximately $6.9 million, which the Company will expense ratably from the date the Lease Amendment was signed (November 27, 2009) to the date on which the Company vacates the Original Premises (expected to be April 30, 2010). The impact of the accelerated depreciation during the year ended December 31, 2009 was approximately $1.4 million.

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. INTANGIBLE ASSETS AND GOODWILL

        Intangible assets consisted of the following:

	Weighted-Average Remaining Estimated Useful Life	Gross Carrying Amount(1)	Accumulated Amortization	Net Carrying Amount
	(In years)	(In thousands)
December 31, 2009:
Finite-lived intangible assets:
Acquired asset management contracts:
CDOs	8	$21,368	$8,273	$13,095
Investment funds	13	3,127	423	2,704
Computer software systems	3	6,886	2,793	4,093
Non-compete agreements	1	614	379	235

Total finite-lived intangible assets		31,995	11,868	20,127

Indefinite-lived intangible assets:
Trade name	n/a	1,104	—	1,104

Total intangible assets		$33,099	$11,868	$21,231

December 31, 2008:
Finite-lived intangible assets:
Acquired asset management contracts:
CDOs	9	$22,396	$4,786	$17,610
Investment funds	14	4,893	1,980	2,913
Computer software systems	4	6,886	1,415	5,471
Non-compete agreements	2	614	202	412

Total finite-lived intangible assets		34,789	8,383	26,406

Indefinite-lived intangible assets:
Trade name	n/a	1,904	—	1,904

Total intangible assets		$36,693	$8,383	$28,310

(1)
Gross carrying amounts exclude any amounts related to impaired assets.

n/a—not applicable

        As discussed in Note 3, all of the intangible assets resulted from the Merger. During the year ended December 31, 2009, the Company recorded $1.8 million of impairment charges on intangible assets. The Company recorded impairment charges of $0.8 million associated with the management contract for Knollwood CDO II, Ltd. ("Knollwood CDO II") and $0.2 million associated with the management contract for Valeo Investment Grade CDO Ltd. ("Valeo CDO") as a result of the decline in expected future management fee cash flows from these CDOs. In addition, the Company recorded $0.8 million of impairment charges related to the "Deerfield" trade name.

        During the year ended December 31, 2008, the Company recorded $47.3 million of impairment charges on intangible assets, including $35.4 million associated with the management contracts related to the Company's investment funds, which performed poorly and were liquidated during 2008, and $4.0 million of impairment charges related to the "Deerfield" trade name.

        In addition, in 2008 the Company recorded impairment charges of $7.9 million associated with the management contracts related to the Company's CDOs. This is comprised of $3.3 million, $1.5 million, $1.3 million, $1.0 million, $0.4 million, $0.3 million and $0.1 million related to the intangible assets associated

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

with the management contracts for Coltrane CLO PLC ("Coltrane CLO"), Bryn Mawr CLO II, Ltd ("Bryn Mawr CLO II"), Castle Harbor II CLO Ltd. ("Castle Harbor II CLO"),Western Springs CDO Ltd. ("Western Springs CDO"), Aramis CDO, Knollwood CDO II and Access Institutional Loan Fund ("Access Fund"), respectively. Coltrane CLO triggered a market value-based event of default during the first quarter of 2008 and was liquidated by an administrative receiver. Western Springs CDO triggered an event of default during the first quarter of 2008 resulting primarily from downgrades of its underlying collateral and was subsequently liquidated. Castle Harbor II CLO triggered a market value-based event of default and was subsequently liquidated. Access Fund triggered a market-value based event of default in the third quarter of 2008 and was subsequently liquidated. During the fourth quarter of 2008, Bryn Mawr CLO II triggered a market value-based event of default and was subsequently liquidated. As of December 31, 2008, the Company also recognized partial and full impairment charges associated with the management contracts related to Knollwood CDO II and Aramis CDO, respectively, as a result of impairment analysis based on future cash flows.

        For the years ended December 31, 2009 and 2008, the Company recorded amortization on intangible assets of $5.3 million and $8.1 million, respectively. None of the finite-lived intangible assets have a residual value.

        The following table presents expected amortization expense of the existing finite-lived intangible assets:

(In thousands)
2010	$4,975
2011	4,716
2012	4,038
2013	1,708
2014	727
Thereafter	3,963

$20,127

        The following table presents a rollforward of the Company's goodwill recorded in conjunction with the Merger:

	2009	2008
	(In thousands)
Balance as of January 1
Goodwill	$98,126	$98,670
Accumulated impairment losses	(98,126)	—

	—	98,670
Merger purchase price adjustments	—	(544)
Impairment losses recorded	—	(98,126)

	—	(98,670)
Balance as of December 31
Goodwill	98,126	98,126
Accumulated impairment losses	(98,126)	(98,126)

	$—	$—

        For the year ended December 31, 2008, the Company recorded full impairment of the $98.7 million in goodwill recorded in conjunction with the Merger. Although a significant amount of time had not passed since the Merger, the continued deterioration of global credit markets and significant decline in the overall market capitalization of the Company during the first quarter of 2008 was a triggering event for an analysis of possible goodwill impairment. For the first quarter of 2008, the estimated cash flows generated by the Investment Management segment were generally consistent with the cash flows estimated at the time of the Merger. However, the market multiple for the companies that the Company considered comparable had decreased. This

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

decline in market multiples largely contributed to the $20.0 million of goodwill impairment recorded during the first quarter of 2008. As a result of the further decline in the Company's overall market capitalization experienced during the third quarter of 2008, the Company performed another analysis for possible goodwill impairment as of September 30, 2008 and determined that impairment on the remaining goodwill balance (after Merger purchase price adjustments) of $78.1 million was necessary. This was a result of the combined effect of lower market multiples, continued decline in the overall market capitalization of the Company and reduced estimated cash flows from the Investment Management segment compared to those estimated at the time of the Merger due to declines in assets under management ("AUM").

12. REPURCHASE AGREEMENTS

        Repurchase agreements are short term borrowings from financial institutions that bear interest rates that have historically moved in close relationship to the one-month, two-month or three-month LIBOR. As of December 31, 2009 and 2008, the Company had repurchase agreements outstanding in the amount of $291.5 million (including $34,000 of accrued interest) and $326.1 million (including $0.4 million of accrued interest), respectively. As of December 31, 2009 and 2008, the repurchase agreements had a weighted-average borrowing rate of 0.36% and 1.63%, respectively. The repurchase agreements had remaining maturities between 2 and 30 days as of December 31, 2009 and 2008.

        The fair value of the investments pledged and repurchase agreement liabilities include accrued interest as follows:

Type of Investments Pledged	Accrued Interest Included in Estimated Fair Value of Securities Pledged	Accrued Interest Included in Repurchase Agreement Liabilities
	(In thousands)
December 31, 2009:
RMBS	$1,220	$34

December 31, 2008:
RMBS	$1,429	$407

        The Company had amounts at risk with the following repurchase agreement counterparties:

	Amount at Risk(1)		Weighted-Average Maturity of Repurchase Agreements
	December 31,
Repurchase Agreement Counterparties:	2009	2008	2009	2008
	(In thousands)		(In days)
Deutsche Bank Securities Inc.	$3,871	$5,247	7	7
Fortis Securities LLC	8,428	10,431	25	6

Total	$12,299	$15,678	22	6

(1)
Equal to the fair value of securities pledged (including net additional repurchase agreement collateral pledged as of December 31, 2008 of $0.9 million), minus repurchase agreement liabilities and related accrued interest payable.

        During the year ended December 31, 2009, repurchase agreement liabilities decreased by $34.6 million, primarily as a result of RMBS paydowns, which resulted in associated repurchase agreement reductions. The Company's repurchase agreement liabilities are significantly concentrated with one counterparty through which the Company obtained financing for 85.3% of the $291.5 million of repurchase agreement liabilities as of

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009. See Note 13 for additional discussion concerning securities received and pledged as collateral.

13. SECURITIES RECEIVED AND PLEDGED AS COLLATERAL

        To the extent that the Company receives collateral in connection with derivative and repurchase agreement transactions, it is generally permitted to sell or repledge these securities. As of December 31, 2009 and 2008, the Company did not have any securities held as collateral.

        The Company also pledges its own assets to collateralize its repurchase agreements and in connection with derivative transactions. These securities owned and pledged, where the counterparty has the right by contract or custom to sell or repledge the financial instruments, were approximately $303.8 million and $340.9 million as of December 31, 2009 and 2008, respectively, and consisted of securities pledged as initial collateral on repurchase agreements. In addition, as of December 31, 2009, the Company had $1.1 million of cash with counterparties as collateral on derivatives which is included in due from broker on the consolidated balance sheet. As of December 31, 2008, the Company had $0.9 million and $14.1 million of cash with counterparties as collateral on repurchase agreements and derivatives, respectively, which is included in due from broker on the consolidated balance sheet.

        The Company's largest repurchase agreement counterparty has required that the Company maintain a minimum of $20.0 million of cash and certain eligible securities in the custody of such counterparty in order to maintain its current repurchase agreement margin percentages on the Company's Agency RMBS. If the Company fails to satisfy this requirement, the counterparty will have the right to immediately increase the margin percentage under the repurchase agreements and may exercise other remedies. As of December 31, 2009, we were in compliance with this requirement.

14. LONG TERM DEBT

        The following table summarizes the Company's long term debt:

	December 31, 2009		December 31, 2008
	Carrying Value	Weighted Average Rate	Carrying Value	Weighted Average Rate
	(In thousands)		(In thousands)
Recourse:
Trust Preferred Securities	$123,717	3.05%	$123,717	6.24%
Series A and Series B Notes	72,315	5.29%	71,768	8.53%

Total Recourse	196,032	3.88%	195,485	7.08%

Non-Recourse:
DFR MM CLO(1)	217,297	1.00%	231,000	5.19%
Wachovia Facility	—	—	13,932	5.10%
Market Square CLO	—	—	276,000	5.00%

Total Non-Recourse	217,297	1.00%	520,932	5.09%

Total long term debt	$413,329	2.36%	$716,417	5.63%

(1)
Excludes $19.0 million of DFR MM CLO debt that is owned by the Company and eliminated upon consolidation. Had this debt been included the weighted-average borrowing rate would be 1.26% and 5.21% as of December 31, 2009 and 2008, respectively.

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  Recourse Debt

        Recourse debt refers to debt that is a general obligation of the Company.

  Trust Preferred Securities

        On September 29, 2005, August 2, 2006 and October 27, 2006, Trust I, Trust II and Trust III issued the Trust Preferred Securities to unaffiliated investors for gross proceeds of $50.0 million, $25.0 million and $45.0 million, respectively, and common securities to the Company for $1.6 million, $0.7 million and $1.4 million, respectively. The combined proceeds were invested by Trust I, Trust II and Trust III in $51.6 million, $25.8 million and $46.3 million, respectively, of unsecured junior subordinated debt securities issued by DC LLC. The junior subordinated debt securities are the sole assets of the Trusts. The Trust I securities mature on October 30, 2035 but are callable by DC LLC on or after October 30, 2010. The Trust II and Trust III securities both mature on October 30, 2036 but are callable by DC LLC on or after October 30, 2011. Interest is payable quarterly at a floating rate equal to three-month LIBOR plus 3.50% per annum for Trust I and plus 2.25% per annum for Trust II and Trust III. The rate as of December 31, 2009 was 3.78% for Trust I and 2.53% for Trust II and Trust III. The rate as of December 31, 2008 was 6.97% for Trust I and 5.72% for Trust II and Trust III.

        The holders of the Trust Preferred Securities are entitled to receive distributions payable quarterly at a variable rate equal to the respective spread over three-month LIBOR. The preferred and common securities of the Trusts do not have a stated maturity date; however, they are subject to mandatory redemption upon the maturity or call of the junior subordinated debt securities.

        Unamortized debt issuance costs associated with the junior subordinated debt securities totaled $1.5 million and $1.7 million as of December 31, 2009 and 2008, respectively. The debt issuance costs are classified as part of prepaid and other assets on the consolidated balance sheet. These costs are amortized into interest expense using a method that approximates the effective yield method.

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

        On July 31, 2009, the Company entered into the three supplemental indentures (the "Supplemental Indentures") with the holders of the Trust Preferred Securities. The Supplemental Indentures amended the net worth covenants contained in the indentures governing the Trust Preferred Securities (the "Net Worth Covenants") to (i) permanently decrease the net worth required by the Net Worth Covenant from $175.0 million to $50.0 million and (ii) provide that the initial measurement date for compliance with the Net Worth Covenants will be September 30, 2012. In addition, the Supplemental Indentures contained provisions prohibiting the Company from (i) incurring additional indebtedness for the life of the Trust Preferred Securities, except for indebtedness permitted to be incurred in accordance with provisions that are substantially similar to the provisions of the agreements governing the Series A and Series B Notes and (ii) declaring additional dividends or distributions on its capital stock for the life of the Trust Preferred Securities, except as permitted in accordance with provisions that are substantially similar to the provisions of the agreements governing the Series A and Series B Notes. The Supplemental Indentures also provided the representative of the holders of the Trust Preferred Securities with certain inspection rights. The Supplemental Indentures superseded the temporary waiver of the Net Worth Covenant obtained from the holders of the Trust Preferred Securities in 2008. The Company paid the holders of the Trust Preferred Securities a fee of $250,000 on July 31, 2009 and committed to pay such holders an additional fee of $250,000 on or before July 31, 2010 in connection with the Supplemental Indentures. Such fees are included in debt issuance costs as part of prepaid and other assets on the consolidated balance sheet. For a discussion of subsequent events concerning the Trust Preferred Securities see Note 26.

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  Series A and Series B Notes

        On December 21, 2007, in connection with the Merger, the Company issued $73.9 million in principal amount of Series A and Series B Notes ($48.9 million Series A Notes and $25.0 million Series B Notes), recorded at a carrying value of $72.3 million, net of a $1.6 million fair value discount that will be amortized into interest expense using a method that approximates the effective yield method from issuance date to maturity on December 21, 2012. At the time of this transaction two employees of the Company held $0.8 million of the Series A Notes, one of which is also a member of the Company's board of directors (the "Board"). One of these employees, a holder of $0.2 million of the Series A Notes is no longer employed by the Company. For the year ended December 31, 2009 interest payments on the notes to the one remaining employee, a holder of Series A Notes totaling $0.6 million, who is also a member of the Board totaled $38,000. For the year ended December 31, 2008, interest payments on the notes to both employees totaled $74,000. Additionally, at the time of this transaction another member of the Board held $19.5 million of the Series B Notes.

        The holders of the Series A and Series B Notes entered into an intercreditor agreement (together with the note purchase agreements and related agreements, the "Note Documents") with respect to their relative rights, which agreement provides, among other things, that the rights of the holders of the Series A Notes, including with respect to repayment of the Series A Notes, would be subordinated to the rights of the holders of the Series B Notes unless a specified principal amount of Series B Notes was prepaid by June 30, 2008. The required prepayment did not occur, and the Series A Notes are now subordinated to the Series B Notes. The Series A and Series B Notes are guaranteed by DFR and certain of its subsidiaries and are secured by certain equity interests owned by such guarantors as specified in the Note Documents. The Note Documents include an event of default if the Company fails to pay principal or interest due in respect of any material indebtedness or fails to observe the terms of or perform in accordance with the agreements evidencing such material indebtedness if the effect of such failure is to either permit the holders of such indebtedness to declare such indebtedness to be due prior to its stated maturity or make such indebtedness subject to a mandatory offer to repurchase.

        The Series A and Series B Notes bear interest at a variable rate based upon LIBOR and an initial additional margin of 5.0% per annum. Commencing January 1, 2010, such additional annual margin of the Series A and B Notes will increase by increments of 0.5% per annum in each three-month period for eighteen months and 0.25% per annum for each three-month period thereafter.

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

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        On March 14, 2008, the Company entered into waivers (the "March Waivers") with the holders of its Series A and Series B Notes. The waivers extended through March 31, 2009 (the "Waiver Period"), and waived compliance with certain portions of a REIT qualification covenant contained in the related note purchase agreements. Pursuant to the waivers, the Company agreed to use reasonable best efforts to meet the requirements to qualify as a REIT during the Waiver Period. On May 29, 2008, the Company entered into amendments (the "May Amendments") to the March Waivers. The May Amendments extended the March Waivers through December 31, 2009. The March Waivers and the May Amendments were superseded by the amendments that the Company entered into with the holders of the Series A and Series B Notes on September 26, 2008 (the "September Amendments'). The September Amendments, among other things, deleted the REIT qualification covenants in their entirety from the note purchase agreements governing the Series A and Series B Notes.

        On May 6, 2008, the Company entered into an amendment to the note purchase agreement for each of the Series A and the Series B Notes that amended, among other provisions, certain covenants in order to permit the maintenance of intercompany notes issued to DFR by, and by DFR to, certain of its subsidiaries as well as a letter of credit required under the lease for the Company's Rosemont, Illinois offices. In connection with such amendment, the Company agreed to appoint to the board of managers of each Deerfield and DC LLC one "special manager" nominated by holders of each of the Series A and Series B Notes and to amend the organizational documents of each of Deerfield and DC LLC to provide that the dissent of both such special managers will serve as a veto on any decision by the board of managers of such entity to voluntarily institute proceedings to be adjudicated bankrupt or insolvent or the taking of similar actions. Neither DC LLC nor Deerfield has any plans to institute any such proceeding. The amendments further provide that, other than the dissent right described above, such special managers shall not have any right to directly participate in the management of Deerfield or DC LLC, as the case may be. For a discussion of subsequent events related to the Series A and Series B notes please see note 26.

  Non-Recourse Debt

        Non-recourse debt refers to debt with recourse only to specific assets pledged as collateral to the lenders, such as warehouse facilities and the debt issued by CDOs that are consolidated as VIEs. The creditors of the non-recourse debt have no recourse to the other assets of the Company. None of the Company's long term debt is subject to potential margin calls for additional pledges of cash or assets.

  DFR MM CLO

        DFR MM CLO's debt securities bear interest at rates that reset quarterly based on varying spreads to three-month LIBOR. The Company's long term debt issued by DFR MM CLO had a weighted average interest rate of 1.00% and 5.19% (1.26% and 5.44% including the $19.0 million of DFR MM CLO debt owned by the Company and eliminated upon consolidation), using the last reset dates as of December 31, 2009 and 2008, respectively.

        The DFR MM CLO debt securities are due in 2019, but are callable by the Company, at par, on July 20, 2010 and quarterly thereafter, subject to certain conditions. DFR MM CLO is a consolidated bankruptcy remote subsidiary, and the holders of its debt securities have recourse only to the collateral of DFR MM CLO, which had assets with a carrying value of $280.0 million and $293.8 million as of December 31, 2009 and 2008, respectively. During the year ended December 31, 2009, DFR MM CLO paid down $13.7 million of its outstanding debt as a result of certain structural provisions contained in its indenture.

  Wachovia Facility

        The Wachovia Facility was fully repaid in August 2009 and all of the Company's obligations thereunder were satisfied. As of December 31, 2008, the Company had $13.9 million of debt outstanding under the Wachovia Facility. The Company incurred $1.2 million of debt issuance costs that were amortized into interest expense over the term of the Facility and were fully amortized as of December 31, 2008.

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  Market Square CLO

        On June 30, 2009, the Company sold all of its preference shares in Market Square CLO. As a result of the sale, the Company determined that it was no longer the primary beneficiary of Market Square CLO and therefore deconsolidated Market Square CLO. Prior to the sale of all of its preference shares, Market Square CLO was a consolidated bankruptcy remote subsidiary, and the holders of its debt securities had recourse only to the collateral of Market Square CLO.

15. STOCKHOLDERS' EQUITY

  Common Stock

        After the close of business on October 16, 2008, the Company effected a 1-for-10 reverse stock split of its common stock. Unless otherwise noted, all share and per share amounts reflected throughout the consolidated financial statements and notes thereto have been retroactively restated to reflect the reverse stock split.

        The 14,999,992 shares (not adjusted to reflect the 1-for-10 reverse stock split effected on October 16, 2008) of Series A Preferred Stock issued in connection with the Merger were converted into common stock, on a one-for-one basis, by approval of a majority of the holders of outstanding shares of the Company's common stock at a special meeting on March 11, 2008.

        In August 2008, the Company announced that the Board had authorized the repurchase of up to $1.0 million of the Company's outstanding common stock. The amount of the authorized repurchase was capped by the terms of the Company's Series A and Series B Notes, which limit common stock repurchases to $1.0 million during the term of the note agreements. In accordance with this announcement, the Company repurchased and subsequently retired 220,000 shares of its common stock in private transactions at an average price of $4.40 per share during the year ended December 31, 2008.

  Stock Grants

        In accordance with his compensation arrangements, the Company granted their Interim Chairman of the Board 200 shares of common stock in March 2008 and again in June 2008. In 2007, the Company annually granted fully vested shares of common stock to four independent Board members, each receiving 250 shares of common stock in each grant. In addition, during the year ended December 31, 2007, two additional share grants of 200 and 364 shares were made to the Interim Chairman of the Board.

        The following summarizes the Board grants for the periods presented:

Grant Year	Number of Shares	Weighted Average Fair Value Per Share(1)	Fair Value of Grant
			(In thousands)
2008	400	$11.00	$5
2007	1,564	$134.74	$211

(1)
Weighted average fair value per share represents the closing stock price on the date of the grant.

        In accordance with ASC Topic 718 the Company recognizes the entire fair value of stock grants as an expense on the grant date, as the shares are immediately vested.

        The Company issued shares of common stock pursuant to its Management Agreement with DCM, prior to the Merger, which required DCM to receive at least 15% of each incentive fee in the form of stock rather than cash. During the year ended December 31, 2007 the Company issued 2,081 shares of common stock in the amount of $330,000 pursuant to the Management Agreement with DCM.

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  Dividends

        The Company's dividends are recorded on the record date. The Company did not record or pay dividends during 2009. The following summarizes the Company's common stock dividend declarations and distributions for the years ended December 31, 2008 and 2007:

Declaration Date	Record Date	Payment Date	Per Share Dividend	Dividend Payment
				(In thousands)
For the year ended December 31, 2008:
08/11/08	08/28/08	10/15/08	$0.85	$5,669

			$0.85	$5,669

For the year ended December 31, 2007:
04/23/07	05/07/07	05/30/07	$4.20	$21,723
07/24/07	08/07/07	08/28/07	4.20	21,736
10/23/07	11/06/07	11/27/07	4.20	21,736
12/18/07	12/28/07	01/29/08	4.20	21,736

			$16.80	$86,931

        In addition, on the October 15, 2008 dividend payment date, the Company paid approximately $1.7 million on account of accrued dividends with respect to the Series A Preferred Stock, which was converted into common stock in March 2008. The Company is no longer subject to the distribution requirements applicable to REITs. The covenants contained in the Company's indebtedness currently prohibit the Company from declaring dividends or distributions on its common stock.

  Performance Shares

        During the year ended December 31, 2009, the Company granted 12,019 restricted stock units (the "Performance Shares") to each of the five non-employee Board members as a component of their compensation. The Company recorded $250,000 in expense within other general and administrative expense on the consolidated income statement during the year ended December 31, 2009 related to these grants. Each of the Performance Shares represents the right to receive one share of the Company's common stock on May 19, 2012, subject to forfeiture and acceleration upon the occurrence of certain specified events. The number of Performance Shares granted to each non-employee Board member is subject to adjustment for dividends or other distributions paid between June 11, 2009 and May 19, 2012 and may also be adjusted, as determined by the Board, in connection with any stock dividends, stock splits, subdivisions or consolidations of shares (including reverse stock splits) or similar changes in the Company's capitalization.

        During the year ended December 31, 2008, the Company granted 209,728 Performance Shares with a grant date fair value of $2.8 million to certain of its employees as partial payment of their 2007 bonus. Each of the Performance Shares represents the right to receive one share of the Company's common stock on March 3, 2011, subject to forfeiture and acceleration upon the occurrence of certain specified events. The number of Performance Shares granted to each employee is subject to adjustment for dividends or other distributions paid between March 3, 2008 and March 3, 2011 and may also be adjusted, as determined by the Board, in connection with any stock dividends, stock splits, subdivisions or consolidations of shares (including reverse stock splits) or similar changes in the Company's capitalization. During the year ended December 31, 2008, an employee released the right to receive 22,814 Performance Shares. Additionally, during the year ended December 31, 2008, the Company granted 4,348 Performance Shares to each of the five non-employee Board members with an aggregate grant date fair value of $250,000. In addition, during the year ended December 31, 2008, holders of Performance Shares received an aggregate of 39,412 Performance Shares as a dividend payment equivalent to that which was paid in cash to the common stockholders.

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following table summarizes the Company's Performance Shares activity:

	2009	2008
Performance shares as of January 1	248,069	—
Granted	60,095	231,471
Dividend payment in shares	—	39,412
Forfeited	—	(22,814)

Performance shares as of December 31	308,164	248,069

  Restricted Stock Grants

        As a result of the Merger, the Company acquired 9,740 shares of its common stock previously held by DCM at a price of $91.80 per share, which are eliminated upon consolidation. Deerfield granted these 9,740 shares of DFR common stock to certain employees in March 2007 and under the terms of the grant, the restrictions on the employee's ownership vest in three equal installments on the first, second and third anniversary of the grant date. During the year ended December 31, 2008 as a result of the November 2008 Plan (See Note 22), vesting was accelerated on grants relating to 4,740 shares of common stock for certain terminated employees. During the year ended December 31, 2009, vesting was accelerated on 541 shares of common stock for an employee terminated in 2009 as a result of the November 2008 Plan. In addition, during the year ended December 31, 2009, an additional 541 shares of common stock vested under the terms of the grant and an employee forfeited 108 shares of common stock. Upon each vesting date, the grantee is entitled to receive the pro-rata portion of dividend payments paid on the stock plus a nominal amount of interest at a rate of LIBOR plus 5.0% per annum. The unamortized amount of the share-based payments totaled $9,000, $0.1 million and $0.6 million as of December 31, 2009, 2008 and 2007, respectively, and are being recognized on a straight-line basis over the remaining vesting period as an expense to compensation and benefits in the consolidated statement of operations and an off-setting credit to additional paid-in capital. The dividend payments are treated in a similar manner and all interest accrued on unpaid dividends is recorded as interest expense in the consolidated statement of operations. Amounts recognized for the years ended December 31, 2008 and 2007 were nominal, and there were no dividend payments made in 2009.

        The following table summarizes changes in restricted stock grants (number of shares) granted by Deerfield prior to the Merger and obtained as a result of the Merger for the year ended December 31, 2009:

	Number of Shares
	2009	2008	2007
Nonvested, January 1	1,623	9,740	—
Granted	—	—	9,740
Vested	(1,082)	(7,987)	—
Forfeited	(108)	(130)	—

Nonvested, December 31	433	1,623	9,740

  Stock Incentive Plan

        Effective December 17, 2004, the Company adopted the Stock Incentive Plan (the "Plan") that provides for the granting of stock options, common stock and stock appreciation rights to employees and service providers. On March 11, 2008, the Company's stockholders approved an amendment and restatement of the Plan to, among other matters, increase the shares of the Company's common stock reserved for issuance under the Plan from 269,231 to 613,673. The Plan was established to assist the Company in recruiting and retaining individuals with ability and initiative by enabling such persons or entities to participate in the Company's future success and to associate their interests with the Company and those of its stockholders.

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  Unvested Warrants

        On April 14, 2009, the Company announced the formation of DPLC, its investment venture with Pegasus Capital Advisors L.P. ("Pegasus"). Pegasus is a U.S.-based private equity firm. In connection with the formation of DPLC, the Company issued to Pegasus Deerfield (AIV), LLC, an affiliate of Pegasus ("Pegasus Deerfield"), (i) a five-year warrant to purchase 2,500,000 shares of the Company's common stock at an exercise price of $4.25 per share ("Warrant A") and (ii) a five-year warrant to purchase 500,000 shares of the Company's common stock at an exercise price of $10.00 per share ("Warrant B" and, together with Warrant A, the "Warrants"). The Warrants are subject to certain vesting conditions, including that none of the Warrants vest prior to July 9, 2011 and that the Warrants will vest only if Pegasus maintains a certain minimum investment in DPLC. In addition, Pegasus will be required by a certain specified date to make an election to either retain the Warrants or receive a share of the incentive allocations and investment advisory fees paid to the Company and DCM in respect of certain future investment funds and separately managed accounts managed by DCM that invest primarily in syndicated bank loans to and bonds issued by non-investment grade borrowers. In the event that Pegasus elects to receive these subsequent fund economics, they will forfeit the Warrants. Simultaneously with the execution of the Warrants, the Company entered into a registration rights agreement, dated as of April 9, 2009, with Pegasus Deerfield that provides registration rights with respect to the shares of the Company's common stock underlying the Warrants.

        On September 23, 2009, the Company and Pegasus Deerfield entered into certain amendments to the Warrants ("the Warrant Amendments") to (i) delay the earliest possible vesting date of the Warrants from April 9, 2011 to July 9, 2011 and (ii) move the time period during which the Warrant holder's average invested capital in DPLC and DPLC GP is required to be at least equal to $50.0 million in order for any of the Warrants to vest back from October 9, 2009 through April 9, 2011 to January 9, 2010 through July 9, 2011. As consideration for the Warrant Amendments, Pegasus Deerfield agreed to move the first date on which it can withdraw its capital contributions from DPLC back by three months to July 1, 2011.

        In addition, to allow Pegasus and the Company to explore a new business opportunity outside of DPLC, the Company has released Pegasus Deerfield from $1.0 million of its initial commitment to invest $75.0 million in DPLC. The Warrants have not yet vested, and a measurement date has not yet been established, because Pegasus Deerfield has not yet met the performance requirements and a sufficiently large disincentive for nonperformance of such requirements does not exist; therefore, no expense associated with the Warrants has been recorded for the year ended December 31, 2009.

16. COMPUTATION OF EARNINGS (LOSS) PER SHARE

        The following table presents the calculation of basic and diluted earnings (loss) per share:

	Year ended December 31,
	2009	2008	2007
	(In thousands, except per share data)
Net income (loss)	$64,304	$(757,410)	$(96,236)
Less: Cumulative convertible preferred stock dividends and accretion	—	2,393	355

Net income (loss) attributable to common stockholders	64,304	(759,803)	(96,591)
Net loss attributable to noncontrolling interest	2,594	—	—

Net income (loss) attributable to Deerfield Capital Corp.	$66,898	$(759,803)	$(96,591)

Weighted average shares used in basic and diluted calculations	6,740	6,514	5,161

Net income (loss) attributable to Deerfield Capital Corp. per share—basic	$9.93	$(116.65)	$(18.72)

Net income (loss) attributable to Deerfield Capital Corp. per share—diluted	$9.93	$(116.65)	$(18.72)

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        For the years ended December 31, 2009, 2008 and 2007, restricted stock grants for 433, 1,623 and 9,740 shares of the Company's common stock, respectively, are not included in the calculation of diluted net income (loss) per share because their effect was anti-dilutive under the treasury stock method. For the year ended December 31, 2009, the Warrants, issued in connection with the formation of DPLC, are not included in the calculation of dilutive net income (loss) per share because the Warrants are contingently issuable and the contingency has not yet been resolved. For the years ended December 31, 2009 and 2008, Performance Shares are included in the weighted average shares calculation but are not included in shares outstanding. For the years ended December 31, 2008 and 2007, the 14,999,992 shares of Series A Preferred Stock (not adjusted to reflect the 1-for-10 reverse stock split effected on October 16, 2008) are not included in calculation of diluted net loss per share because their effect was anti-dilutive. On March 11, 2008, the Series A Preferred Stock converted into 14,999,992 shares of common stock (not adjusted to reflect the 1-for-10 reverse stock split effected on October 16, 2008), which are included in the calculation of basic earnings per share.

        The shares of Series A Preferred Stock are considered participating securities under the two-class method as required by ASC Topic 260. The two-class method is an earnings allocation formula that determines earnings for each class of common stock and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. Under the two-class method, net income is reduced by the amount of dividends declared in the current period for each class of stock and by the contractual amounts of dividends that must be paid for the current period. The remaining earnings (loss) are then allocated to common stock and participating securities to the extent that each security may share in earnings as if all of the earnings for the period had been distributed. Diluted earnings per share is calculated using the treasury stock and "if converted" methods for potential common stock. Basic net income (loss) per share is calculated by dividing the weighted average shares outstanding for the Series A Preferred Stock and common stock into the cumulative convertible preferred stock dividends and accretion, and the net income (loss) attributable to common stockholders, respectively. Diluted net income (loss) per share is calculated by dividing the weighted average common stock including the effect of any dilutive securities using the "if-converted" method into the net income (loss). If this effect is anti-dilutive, the dilutive securities are excluded from this computation. The Series A Preferred Stock participated in any dividends declared on the Company's common stock or earned a 5% per annum dividend on the liquidation preference of $150.0 million as of December 31, 2007, subject to customary anti-dilution provisions, whichever is greater, and did not have a contractual obligation to share in the losses, if any, in any given period.

17. SERIES A CUMULATIVE CONVERTIBLE PREFERRED STOCK

        Series A Preferred Stock disclosures have not been adjusted to reflect the 1-for-10 reverse stock split effected on October 16, 2008. Upon completion of the Merger, the Company issued 14,999,992 shares of Series A Preferred Stock to the selling members of Deerfield with a fair value of $7.75 per share. In connection with their previous ownership of Deerfield, a former member of the Board received 3,914,425 shares, the Chief Executive Officer received 210,299 shares and certain other employees received 112,876 shares (93,487 shares of which were received by employees who are no longer employees of the Company), respectively. The 14,999,992 shares of Series A Preferred Stock were converted into common stock, on a one-for-one basis, by approval of a majority of the holders of outstanding shares of the Company's common stock at a special meeting on March 11, 2008.

        Dividends on the Series A Preferred Stock were cumulative and began to accrue from the date of the Merger. On October 15, 2008, the Company paid approximately $1.7 million on account of accrued dividends with respect to the Series A Preferred Stock.

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. ACCUMULATED OTHER COMPREHENSIVE LOSS

        The following is a summary of the components of accumulated other comprehensive loss:

	Year ended December 31, 2009
	Available-for- Sale Securities	Cash Flow Hedges	Foreign Currency Translation	Total
	(In thousands)
Beginning balance—January 1, 2009	$(4,055)	$(199)	$(2)	$(4,256)
Unrealized net gain for the year	1,452	—	—	1,452
Deconsolidation of Market Square CLO	2,603	—	—	2,603
Foreign currency translation loss	—	—	(55)	(55)
Reclassification adjustments:
Hedging amortization recognized in earnings	—	169	—	169

Ending balance—December 31, 2009	$—	$(30)	$(57)	$(87)

	Year ended December 31, 2008
	Available-for- Sale Securities	Cash Flow Hedges	Foreign Currency Translation	Total
	(In thousands)
Beginning balance—January 1, 2008	$13,413	$(97,239)	$43	$(83,783)
Cumulative effect adjustment from the adoption of				—
of the amendments to ASC Topic 825	(14,914)	—	—	(14,914)
Unrealized net loss for the year	(7,271)	—	—	(7,271)
Foreign currency translation loss	—	—	(45)	(45)
Reclassification adjustments:				—
Other-than-temporary impairment of securities	4,717	—	—	4,717
Accelerated amortization(1)	—	91,651	—	91,651
Hedging amortization recognized in earnings	—	5,389	—	5,389

Ending balance—December 31, 2008	$(4,055)	$(199)	$(2)	$(4,256)

(1)
Due to the repayments of repurchase agreement obligations during the year ended December 31, 2008 which resulted in a change in forecasted repurchase agreement transactions, $91.7 million was reclassified from other comprehensive loss to net gain (loss) on derivatives related to the accelerated amortization on de-designated interest rate swaps.

19. INCOME TAXES

        Historically, the Company had elected to be taxed as a REIT. However, the Company's REIT status terminated in 2008 when the Company converted to a C corporation to maximize the use of potential significant tax benefits and provide more flexibility with respect to future capital investment.

        For the 2009 taxable year, DFR expects to file a consolidated U.S. federal income tax return with all of its domestic corporate subsidiaries, including the five domestic corporations that owned the Company's investments in DFR MM CLO and the entities that own 100% of the equity of Deerfield as a result of the Merger, DFR TRS I Corp. and DFR TRS II Corp. Filing a consolidated tax return will allow the Company to use the significant tax losses incurred during 2007 and 2008 to offset not only DFR's stand-alone taxable income but also the taxable income of its subsidiaries that were previously treated as TRSs and not consolidated for tax purposes.

        DFR MM CLO is a foreign subsidiary that is generally exempt from federal and state income taxes because it restricts its activities in the United States to trading stocks and securities for its own account. DFR is

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

required, however, to include, on an annual basis, the taxable income from DFR MM CLO in its calculation of taxable income, regardless of whether that income is distributed to DFR. DPLC and DPLC GP are also generally exempt from federal and state income taxes because they are classified as partnerships for tax purposes and their taxable income/losses are passed through to their partners. However, DFR is required to include, on an annual basis, its proportionate share of taxable income/losses from these entities in its calculation of taxable income.

        The Company has recorded deferred income taxes as of December 31, 2009 in accordance with ASC Topic 740. The Company records deferred tax assets and liabilities for the future tax consequences attributable to differences between the GAAP carrying amounts and their respective income tax bases. As required by ASC Topic 740, DFR evaluated the likelihood of realizing tax benefits in future periods, which requires the recognition of a valuation allowance to reduce any deferred tax assets to an amount that is more likely than not to be realized.

        As of December 31, 2009, the Company continued to record a full valuation allowance on the deferred tax asset. Accordingly, as of December 31, 2009, the Company has recognized a gross deferred tax asset of $356.3 million, a deferred tax liability of $2.5 million and a valuation allowance for deferred tax assets in the amount of $353.8 million. As such, the Company recognized no net deferred tax asset as of December 31, 2009.

        Under ASC Topic 740, DFR is required to identify and consider all available evidence, both positive and negative, in determining whether it is more likely than not that all or some portion of the deferred tax assets will not be realized. The Company will continue to reassess its ability to recognize additional deferred tax assets, and if management concludes, after evaluation of all positive and negative evidence, that realization of the deferred tax asset is more likely than not, then the Company will remove some or all of the valuation allowance and recognize a deferred tax asset at that time, which will impact the Company's recorded income tax expense or benefit on the consolidated statement of operations.

        As of December 31, 2009 the Company had a federal net operating loss ("NOL") of approximately $209.0 million, which will be available to offset future taxable income, subject to the limitations described below. If not used, this NOL will begin to expire in 2028. The Company also had net capital losses ("NCLs") in excess of capital gains of $422.8 million as of December 31, 2009, which can be carried forward to offset future capital gains, subject to the limitations described below. If not used, this carryforward will begin to expire in 2012. No assurance can be provided that the Company will have future taxable income or future capital gains to benefit from its NOL and NCL carryovers. In addition, the Company's NOL and NCL carryovers may be limited by Sections 382 and 383 of the Code, if the Company undergoes an ownership change as defined in those sections ("Ownership Change"). Generally, there is an Ownership Change if, at any time, one or more 5% shareholders (as defined in the Code) have aggregate increases in their ownership of the Company of more than 50 percentage points looking back over the relevant testing period, which can occur as a result of acquisitions and certain dispositions of common stock by the Company's 5% shareholders. If an Ownership Change occurs, the Company's ability to use its NOLs, NCLs and certain recognized built-in losses to reduce its taxable income in a future year would generally be limited to an annual amount (the "Section 382 Limitation") equal to the fair value of the Company immediately prior to the Ownership Change, subject to certain adjustments, multiplied by the "long term tax-exempt interest rate." In the event of an Ownership Change, NOLs and NCLs that exceed the Section 382 Limitation in any year will continue to be allowed as carryforwards for the remainder of the carryforward period, and such NOLs and NCLs can be used to offset taxable income for years within the carryforward period subject to the Section 382 Limitation in each year. However, if the carryforward period for any NOL or NCL were to expire before that loss was fully utilized, the unused portion of that loss would be lost.

        For the year ended December 31, 2009, the Company recognized income tax expense of $29,000, as a result of foreign taxes related to a subsidiary. For the year ended December 31, 2008, the Company recognized income tax expense of $0.4 million.

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The table below details the significant components of the Company's deferred tax asset and deferred tax liability associated with the valuation allowance:

	December 31,
	2009	2008
	(In thousands)
Deferred tax assets:
Provision for loan losses	$23,563	$32,311
Unrealized gains/losses	4,565	48,401
Impairment of intangible assets and goodwill	55,478	54,751
RMBS book/tax differences	12,322	13,587
Excess capital losses	168,055	145,525
Net operating loss carryforward	83,056	77,204
Other	9,292	9,634

	356,331	381,413
Less: Valuation allowance	(353,875)	(380,068)

Deferred tax asset	2,456	1,345

Other	(2,456)	(1,345)

Deferred tax liability	(2,456)	(1,345)

Net deferred tax asset	$—	$—

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

        A reconciliation of the statutory income tax provision to the effective income tax provision is as follows:

	Year ended December 31,
	2009		2008
	Tax	Rate	Tax	Rate
	(In thousands)		(In thousands)
Pretax book income (loss) at statutory tax rate	$25,569	39.75%	$(300,893)	39.75%
Non-U.S. income taxed at different rates	17	0.03%	60	(0.01)%
Permanent differences:
Nondeductible expenses	8	0.01%	(947)	0.13%
Nondeductible goodwill	—	0.00%	3,279	(0.43)%
Tax effect of REIT termination effective January 1, 2008	—	0.00%	(81,337)	10.74%
Valuation allowance	(25,565)	(39.74)%	380,068	(50.20)%
Other	—	0.00%	121	(0.02)%

Total income tax expense	$29	0.05%	$351	(0.05)%

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        As a REIT, the Company was able to pass through substantially all of its earnings generated at the REIT level to stockholders without paying income tax at the corporate level. However, the Company held various assets in TRS entities. The TRS entities taxable as domestic C corporations were subject to federal, state and local taxes to the extent they generated net taxable income. For the year ended December 31, 2007 the TRS entities recorded a provision for income taxes of $1.0 million.

        On May 19, 2009, the Company held an annual stockholders meeting (the "Annual Meeting") at which the Company's stockholders approved an amendment to the Company's charter to restrict certain acquisitions and dispositions of the Company's securities and to remove references to the Company's operation as a REIT as one of the purposes of the Company (the "Charter Amendment"). The restrictions on acquisitions and dispositions of the Company's securities contained in the Charter Amendment are intended to preserve the benefit of the Company's NOLs, NCLs and certain other tax attributes for tax purposes. The Charter Amendment was filed with the Maryland State Department of Assessments and Taxation on May 20, 2009. In connection with the Charter Amendment, the Company's stockholder rights plan that was adopted on March 11, 2009 automatically terminated.

        The Charter Amendment is designed to prevent an Ownership Change. The Charter Amendment generally prohibits any direct or indirect sale, transfer, assignment, exchange, issuance, grant, redemption, repurchase, conveyance, pledge or other disposition of shares of the Company's common stock or rights or options to purchase the Company's common stock or any other interests that would be treated as stock of the Company under the income tax regulations promulgated under the Code, if as a result of such sale, transfer, assignment, exchange, issuance, grant, redemption, repurchase, conveyance, pledge or other disposition, any person or group becomes a 5% shareholder (as defined in the Code), which generally includes a person or group that beneficially owns 5% or more of the market value of the total outstanding shares of the Company's common stock, or the percentage of the Company's common stock owned by a 5% shareholder (as defined in the Code) would be increased. As a result of these restrictions, certain transfers of stock by existing 5% shareholders are prohibited. In addition to other exceptions, a person will not be treated as violating the Charter Amendment as a result of acquiring shares of stock, directly or indirectly, as a result of the issuance of a warrant, the exercise thereof or the transfer or acquisition of such warrant or stock acquired thereby, where such warrant had first been issued upon approval of the Board unless and until the person to whom such warrant was issued thereafter acquires any stock that is unrelated to the warrant. The Board has granted limited exemptions to the Charter Amendment as disclosed in its Current Report on Form 8-K filed with the SEC on May 19, 2009.

        If the Board determines that a transfer would be prohibited, then, upon the Company's written demand, the purported transferee will transfer the securities that are the subject of the prohibited transfer, or cause such securities to be transferred, to an agent designated by the Board. The agent will sell the securities to a buyer or buyers, which may include the Company, in one or more arm's-length transactions that comply with the Charter Amendment. If the purported transferee has resold the securities before receiving the Company's demand to surrender them to the agent, the purported transferee will be deemed to have sold the securities for the agent and will be required to transfer to the agent any distributions received with respect to such securities and any proceeds of the sale of such securities (except for any proceeds which the Company grants the purported transferee written permission to retain and which do not exceed the amount that the purported transferee would have received from the agent if the agent had resold such securities). The proceeds of the sale of any such securities will be applied first to the agent to cover its costs and expenses, second to the purported transferee, up to the lesser of the amount paid by the purported transferee for the securities or the fair market value of the securities at the time of the attempted transfer, and third to one or more charitable organizations selected by the Board. In no event will the proceeds of the sale of such securities inure to the Company's benefit.

20. THE MANAGEMENT AGREEMENT

        Prior to the Merger with Deerfield, the Company operated under a management agreement (the "Management Agreement") that provided, among other things, that the Company would pay DCM, in exchange for investment management and certain administrative services, certain fees and reimbursements.

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

After the Merger, on December 21, 2007, the Company entered into a revised management agreement (the "Revised Management Agreement") to provide the same types of services. Under the Revised Management Agreement, fees are to be paid based upon a mutually agreed upon calculation, which is currently a cost plus margin basis for investment advisory and executive management services, and all ancillary services, including back office support and certain operating expenses, are charged at cost. The Revised Management Agreement does not have an incentive fee component.

        The Management Agreement terms are summarized below:

        DFR paid DCM a monthly base management fee equal to 1/12 of Equity multiplied by 1.75%. Equity as defined by the Management Agreement represented net proceeds from any issuance of common shares less other offering related costs plus or minus the Company's retained earnings (excluding non-cash equity compensation incurred in current or prior periods) less any amounts the Company paid for common share repurchases. The calculation could have been adjusted for one-time events due to changes in GAAP as well as other non-cash charges upon approval of the independent directors of the Company. The base management fee was paid monthly in arrears.

        DFR paid DCM a quarterly incentive fee based on the product of (1) 25.0% of the dollar amount by which (A) the Company's net income (before incentive fees) for a quarter per common share (based on weighted average number of actual shares outstanding) exceeded (B) an amount equal to (i) the weighted average share price of common shares in the initial offering and subsequent offerings of the Company, multiplied by (ii) the greater of (a) 2.00% and (b) 0.50% plus one-fourth of the Ten Year Treasury rate for such quarter, multiplied by (2) the weighted average number of common shares outstanding for the quarter. The calculation could have been adjusted for one-time events due to changes in GAAP as well as other non-cash charges upon approval of the independent directors of the Company.

        The incentive fee was paid quarterly with 85.0% of the fee paid to DCM in cash and 15.0% paid in the form of a restricted stock award. DCM could elect to receive more than 15.0% of an incentive fee in the form of common shares. DCM's ownership percentage of the Company, direct and indirect, could not exceed 9.8%. All shares were fully vested upon issuance, provided that DCM agreed not to sell such shares prior to the date that was one year after the date the shares were payable. The value was deemed to be the average of the closing prices of the shares on the exchange over the thirty calendar-day period ending three days prior to the issuance of such shares.

        The Company's base management fee expense, not eliminated in consolidation, for the year ended December 31, 2007 was $12.2 million. In addition to the base management fee, amortization for the year ended December 31, 2007 was $(0.1) million related to the restricted stock and stock options granted to DCM and was included in the management fee expense to related party in the consolidated statements of operations. See Note 15 for additional information regarding the grant to DCM. DCM earned an incentive fee for the year ended December 31, 2007 of $2.2 million. The Company recorded expenses related to reimbursable out-of-pocket and certain other costs incurred by DCM totaling $1.1 million for the year ended December 31, 2007. For the years ended December 31, 2009 and 2008, investment advisory fees earned by the Investment Management segment from the Principal Investing segment were $5.8 million and $12.1 million, respectively, which are eliminated in consolidation. The management fees under the Revised Management Agreement are based on a cost plus basis for investment advisory, management and operational services.

21. RELATED-PARTY TRANSACTIONS

        The Company's Compensation Committee approved the terms of, and on May 22, 2008 the Company entered into, a satisfaction agreement with Robert Grien, the Company's former president, resolving each party's understanding of the compensation obligations owed to Mr. Grien pursuant to the terms of his employment agreement, which the Company assumed in connection with the Merger. Pursuant to the terms of the satisfaction agreement, the Company agreed to pay Mr. Grien a sum of $667,000, representing full and final settlement of Mr. Grien's compensation payment claims under his employment agreement, which expired in accordance with its terms on December 31, 2007. In return, Mr. Grien agreed to generally release the Company

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

from claims arising under his employment agreement. Mr. Grien further agreed to release the right to receive 22,814 Performance Shares previously granted as part of his 2007 bonus award but which Mr. Grien had not accepted. In the event Mr. Grien is subject to any tax liability, related penalties or interest related to his release of the 22,814 Performance Shares, the Company is obligated pursuant to the terms of the satisfaction agreement to pay such amounts on behalf of Mr. Grien, provided that it also have a right to control the defense of any claims relating thereto.

        In connection with certain cost-saving initiatives enacted by the Company in response to the adverse economic climate (see Note 22), DCM entered into a transition employment agreement, dated December 23, 2008 and effective December 30, 2008, with Mr. Grien. Mr. Grien relinquished his title as president on November 6, 2008. In connection with his departure, Mr. Grien was given the ability to select one of three compensatory options. As per Mr. Grien's selection, his employment terminated on January 13, 2009. Mr. Grien continued to receive his current base salary and benefits through the end of his employment. In addition, Mr. Grien received a lump sum payment of $500,000 in accordance with the terms of his transition employment agreement. He was also paid approximately $22,300 for accrued but unused vacation time. Mr. Grien provided a general release to DCM for any claims he might have against DCM and its affiliates. In addition, Mr. Grien executed a second release releasing DCM and its affiliates from all claims that may have arisen from December 23, 2008 through January 13, 2009. In consideration of this release, Mr. Grien received an additional one week of salary in accordance with DCM's normal payroll policies.

        In connection with the previously discussed cost-saving initiatives (see Note 22), DCM also entered into a transition employment agreement, effective January 7, 2009, with Richard Smith, the Company's former chief financial officer. Mr. Smith relinquished his title as chief financial officer on November 6, 2008. In connection with his departure, Mr. Smith was given the ability to select one of three compensatory options. Per Mr. Smith's selection, his employment with DCM was scheduled to terminate on February 25, 2009 or on such earlier date as Mr. Smith resigns. Mr. Smith resigned on January 29, 2009. Mr. Smith continued to receive his base salary and benefits through the date of his resignation and also received a $30,000 payment on February 1, 2009. In addition, Mr. Smith received (i) a lump sum payment of $125,000 and (ii) an additional $30,000 payment on February 1, 2010. He was also paid approximately $6,635 for accrued but unused vacation. Mr. Smith provided a general release to DCM for any claims he might have against DCM and its affiliates. In addition, Mr. Smith executed a second release releasing DCM and its affiliates from all claims that may have arisen from December 31, 2008 through January 29, 2009. In consideration of this release, Mr. Smith received an additional one week of salary paid in accordance with DCM's normal payroll policies.

        In connection with the previously discussed cost-saving initiatives (see Note 22), DCM entered into a transition employment agreement, dated December 23, 2008 and effective December 30, 2008, with John Brinckerhoff, DCM's former director of portfolio management. Mr. Brinckerhoff was given the ability to select one of three compensatory options. As per Mr. Brinckerhoff's selection, his employment with DCM terminated on April 18, 2009. Mr. Brinckerhoff worked on such ongoing and transition matters as DCM assigned to him prior to his last day of employment on April 18, 2009. Mr. Brinckerhoff continued to receive his base salary and benefits through the end of his employment subject to the terms of his transition employment agreement. In addition, Mr. Brinckerhoff received a lump sum payment of $250,000 in accordance with the terms of his transition employment agreement. Mr. Brinckerhoff provided a general release to DCM for any claims he might have against DCM and its affiliates. In addition, Mr. Brinckerhoff executed a second release that released DCM and its affiliates from all claims that may have arisen from December 23, 2008 through his final day of employment. In consideration of this release, Mr. Brinckerhoff received an additional one week of salary at his current rate in accordance with DCM's normal payroll policies.

22. COST SAVINGS INITIATIVES

        On March 1, 2008, in response to the adverse credit markets the Company implemented an initial cost saving initiative (the "March 2008 Plan") and reduced the Company's headcount by 13 employees, or approximately 10% of the then current workforce, across a broad range of functions. This resulted in severance expense of $0.3 million during the three months ended March 31, 2008. In November 2008, in response to the

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

continued deterioration in market conditions, the Company implemented a second cost saving initiative (the "November 2008 Plan"). The November 2008 Plan involved reducing headcount by 24 employees, or approximately 26% of the then current workforce, reducing bonus compensation and instituting a salary freeze. The compensation payable to those 24 employees accounted for approximately 37% of the Company's annual compensation expense in 2008. The November 2008 Plan headcount reductions were largely related to the fixed income arbitrage trading business and the associated back-office infrastructure.

        The following table provides a rollforward of the activity included within the accrued and other liabilities line item in the consolidated balance sheets related to the March 2008 Plan and the November 2008 Plan:

	Employee Severance Accrual	Exit Costs Accrual	Total
	(In thousands)
Balance—January 1, 2009	$1,083	$175	$1,258
Provisions	194	42	236
Payments	(1,245)	(203)	(1,448)

Balance—December 31, 2009	$32	$14	$46

Balance—January 1, 2008	$—	$—	$—
Provisions	1,592	229	1,821
Payments	(509)	(54)	(563)

Balance—December 31, 2008	$1,083	$175	$1,258

23. SEGMENT REPORTING

        The Company operates in two reportable segments, Investment Management and Principal Investing. Management evaluates the performance of each business unit based on segment results, expenses and revenues. It is also important to understand when viewing segment results that they include direct and allocated expenses and revenues.

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following summarizes the financial information concerning the Company's reportable segments (as described in Note 1):

	For The Year Ended December 31, 2009
	Investment Management	Principal Investing	Eliminations		Consolidated
	(In thousands)
Interest income	$82	$48,767	$—		$48,849
Interest expense	4,999	14,960	—		19,959

Net interest (expense) income	(4,917)	33,807	—		28,890
Provision for loan losses	—	20,114	—		20,114

Net interest (expense) income after provision for loan losses	(4,917)	13,693	—		8,776
Investment advisory fees	23,907	—	(6,027	)(1)	17,880

Total net revenues	$18,990	$13,693	$(6,027)		$26,656
Depreciation and amortization	$7,904	$—	$—		$7,904
Income tax expense	$29	$—	$—		$29
Net (loss) income	$(8,776)	$73,080	$—		$64,304
	As of December 31, 2009
	(In thousands)
Identifiable assets	$47,477	$675,668	$(2,923	)(2)	$720,222

	For The Year Ended December 31, 2008
	Investment Management	Principal Investing	Eliminations		Consolidated
	(In thousands)
Interest income	$723	$121,618	$—		$122,341
Interest expense	7,108	77,696	—		84,804

Net interest (expense) income	(6,385)	43,922	—		37,537
Provision for loan losses	—	75,996	—		75,996

Net interest (expense) income after provision for loan losses	(6,385)	(32,074)	—		(38,459)
Investment advisory fees	52,225	—	(12,064	)(1)	40,161

Total net revenues	$45,840	$(32,074)	$(12,064)		$1,702
Depreciation and amortization	$9,442	$—	$—		$9,442
Income tax expense	$127	$224	$—		$351
Net loss	$(149,496)	$(607,914)	$—		$(757,410)
	As of December 31, 2008
	(In thousands)
Identifiable assets	$62,472	$935,064	$(680	)(2)	$996,856

(1)
Primarily represents internal fees charged to the Principal Investing segment by the Investment Management segment on a cost plus basis for investment advisory, management and operational services. In addition, for the year ended December 31, 2009 this includes $0.2 million of management fees which were earned on the Company's investment in DPLC and eliminated upon consolidation.

(2)
Represents the payable for fees charged to the Principal Investing segment by the Investment Management segment and the intercompany receivable from the Principal Investing segment for expenses paid by the Investment Management segment which have not yet been reimbursed by the Principal Investing segment.

        The Company believes that financial information regarding segment operating activities from the December 21, 2007 Merger date to December 31, 2007 is not material or meaningful for the purposes of evaluating the Company's financial results and therefore is not presented. As of December 31, 2007, total assets

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of the Investment Management Segment and the Principal Investing segments were $221.3 million and $7,556.7 million.

        The Principal Investing segment results of operations include the financial results of DFR MM CLO for the years ended December 31, 2009 and 2008, and the financial results of DPLC for the year ended December 31, 2009. The Principal Investing segment results of operations also include the financial results of Market Square CLO for the year ended December 31, 2008. On June 30, 2009, the Company sold all of its preference shares in Market Square CLO to an unrelated third party in exchange for an upfront payment and a delayed purchase price in the form of a right to receive a portion of the future distributions, if any, on the preference shares. As a result of the sale, the Company determined it was no longer the primary beneficiary of Market Square CLO and therefore deconsolidated Market Square CLO. As of December 31, 2009, none of the Market Square CLO assets, liabilities or equity are included in the Company's consolidated balance sheet; however, all of the financial impacts to the consolidated statements of operations from the previous consolidation of Market Square CLO were recognized through June 30, 2009.

24. EMPLOYEE BENEFIT PLAN

        As a result of the Merger, the Company maintains a voluntary contribution 401(k) plan (the "Plan") covering all of its employees who meet certain minimum requirements and elect to participate. Under the Plan, employees may contribute a specified portion of their salary into the Plan after completing an initial employment period. The Company has the discretion to match a percentage of the employee contributions for the year. All Plan contributions are paid into the Deerfield & Company LLC 401(k) Savings Plan & Trust (the "Trust"). The Trust is allowed to invest the contributions, at the employer's discretion, in a variety of instruments defined in the Plan agreement. During 2010, the Company contributed $0.1 million on behalf of the employees related to the year ended December 31, 2009. The Company did not make any contributions to the Plan related to the year ended December 31, 2008.

25. COMMITMENTS AND CONTINGENCIES

  Legal Proceedings

        As previously reported, the SEC is conducting an investigation relating to certain practices associated with the offer, purchase or sale of collateralized mortgage obligations and real estate mortgage investment conduits ("REMICs") and the creation of re-REMICs. The investigation concerns certain mortgage securities transactions effected by DCM for the Company in 2005 and 2006. The Company cannot predict the outcome of this investigation.

        In the ordinary course of business, the Company may be subject to legal and regulatory proceedings that are generally incidental to its ongoing operations. While there can be no assurance of the ultimate disposition of such proceedings, the Company does not believe their disposition will have a material adverse effect on the Company's consolidated financial statements.

  Other Commitments

        The Company had unfunded investment commitments on bank loans of $2.4 million as of December 31, 2009. The timing and amount of additional funding on these bank loans are at the discretion of the borrower, to the extent the borrower satisfies certain requirements and documentation.

        Pegasus and the Company are currently committed to invest $74.0 million and $15.0 million, respectively, in DPLC. The Company initially expected such amounts to be invested primarily in corporate bank loans and other senior secured corporate loans. However, as a result of the rapid recovery of corporate loan prices, the return thresholds initially expected for DPLC are no longer attainable, and the Company is currently evaluating other investment strategies. As a result of the formation of DPLC, the Company earned management fees on the portion of the assets under management which is not related to the Company's investment in DPLC. As of January 1, 2010 DFR and Pegasus agreed to temporarily suspend management fees related to DPLC. The

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

commitments of each of Pegasus and the Company are subject to numerous conditions, any or all of which may not be satisfied. As of December 31, 2009, Pegasus and DFR had funded $20.0 million and $4.0 million, respectively, of such commitments. Pegasus has a liquidation preference related to DPLC which prevents the Company from receiving certain distributions from DPLC unless and until Pegasus has received an amount equal to its initial capital contributions to DPLC.

  Lease Commitments

        The Company leases its primary office space and certain office equipment under agreements which expire through February 2021. As disclosed in Note 10, the Company entered into a Lease Amendment on November 27, 2009 which the Company agreed to vacate the Original Premises and relocate to a New Premises within the same building on or before April 30, 2010.

        The term for the rental of the New Premises begins on October 1, 2010 and will expire on February 28, 2021. As a result of the relocation to the New Premises, the Company's annual rent expense under the Lease will be reduced by approximately $1.3 million to reflect the reduced square footage of the New Premises. In addition, pursuant to the Lease Amendment, the amount of the letter of credit constituting the Company's security deposit under the Lease was reduced from approximately $2.3 million to approximately $1.3 million. The Lease Amendment provides for a further reduction of the amount of the letter of credit to $0.5 million on September 30, 2010 upon the satisfaction of certain conditions.

        During the year ended December 31, 2009, the Company recorded $2.4 million in rental expense in occupancy in the consolidated statements of operations. Prior to the Merger there was no rental expense. Future minimum commitments under operating leases with greater than one year terms are as follows:

(In thousands)
2010	$1,060
2011	570
2012	583
2013	595
2014	608
Thereafter	4,032

$7,448

26. SUBSEQUENT EVENTS

        In connection with the preparation of the consolidated financial statements in accordance with ASC Topic 855, the Company evaluated subsequent events after the balance sheet date of December 31, 2009.

  Trust Preferred Exchange

        On March 4, 2010, the Company entered into an exchange agreement (the "Exchange Agreement") with Taberna Preferred Funding V, Ltd., Taberna Preferred Funding VII, Ltd., Taberna Preferred Funding VIII, Ltd. and Taberna Preferred Funding IX Ltd., to exchange $95.0 million of the $120.0 million aggregate outstanding principal amount of Trust Preferred Securities previously issued by the Trusts, for $95.0 million aggregate outstanding principal amount of junior subordinated notes issued by the Company (the "Trust Preferred Exchange"). The Trust Preferred Exchange was consummated on March 4, 2010. An aggregate of $25.0 million in principal amount of Trust Preferred Securities issued by Trust I was not exchanged and remains outstanding.

        The new junior subordinated notes (the "New Subordinated Notes") issued by the Company in connection with the Trust Preferred Exchange are governed by a junior subordinated indenture (the "New Indenture"), dated March 4, 2010, between the Company and The Bank of New York Mellon Trust Company, National Association, as trustee. Pursuant to the New Indenture, the New Subordinated Notes bear a fixed interest rate of 1.00% per annum commencing on April 30, 2010, payable quarterly through April 30, 2015 or an earlier date

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

upon which certain specified events occur (the "Modification Period"). Thereafter, the New Subordinated Notes will be subject to a variable interest rate equal to LIBOR plus 2.58% per annum, payable quarterly on the then outstanding principal amount of the New Subordinated Notes until maturity on October 30, 2035. The Company may redeem the New Subordinated Notes on or after October 30, 2010 at par for cash or replacement securities acceptable to the holders.

        The New Indenture contains certain restrictive covenants including, among other things, (i) a covenant that all asset management activities be conducted by the Company and its subsidiaries and which permits the Company to sell equity and material assets of DCM provided, however, that all asset management fees and proceeds from equity and asset sales remain subject to the limits on restricted payments set forth in the New Indenture, (ii) a debt covenant that permits the Company and DCM to incur indebtedness provided that the proceeds of such indebtedness remain subject to the limits on restricted payments set forth in the New Indenture and (iii) a restricted payments covenant that restricts the ability of the Company to pay dividends or make distributions in respect of its equity securities, subject to a number of exceptions and conditions. If the Company fails to enter into a Credit Enhancing Transaction (as defined in the New Indenture) within a certain time period, then the Modification Period will terminate and certain exceptions to the restricted payments covenant will no longer be available to the Company. The New Indenture contains other agreements, covenants, events of default and conditions that are similar to the agreements, covenants, events of default and conditions contained in the indentures for the Trust Preferred Securities. Unlike the indentures for the Trust Preferred Securities, the New Indenture does not contain a covenant requiring the Company to maintain a minimum net worth.

        In connection with the Trust Preferred Exchange, the Company paid a transaction fee and third-party fees equal to approximately $1.0 million incurred in connection with the exchange. As a result of the redemption of $95.0 million in aggregate principal amount of the Trust Preferred Securities, the Company's obligation to pay approximately $0.2 million in fees associated with a prior amendment was extinguished.

Proposed Strategic Transactions

        On March 22, 2010, the Company entered into an Acquisition and Investment Agreement (the "Acquisition Agreement") with Bounty Investments, LLC ("Bounty") an investment vehicle managed by Renova U.S. Management LLC ("Columbus Nova"), and Columbus Nova Credit Investment Management, LLC, ("CNCIM"), pursuant to which the Company has agreed to acquire all of the outstanding equity interests of CNCIM from Bounty (the "Acquisition") for a total purchase price of $32.5 million consisting of (i) the issuance of 4,545,455 shares (at an implied price of $5.50 per share) of our common stock (the "Stock Consideration") and (ii) $7,500,000 in cash payable in five equal annual installments beginning six months after the closing date of the Acquisition. In connection with the Acquisition Agreement, the Company entered into a Transition Services Agreement with Bounty and CNCIM, pursuant to which the Company will provide services to CNCIM in connection with CNCIM's management of its CLOs. The Company agreed to enter into a form of Stockholders Agreement (the "Stockholders Agreement") upon the consummation of the transactions contemplated by the Acquisition Agreement providing for, among other things, the right of Bounty to nominate up to three directors to the Board based upon specified percentages of ownership of the Company's outstanding common stock.

        On March 22, 2010, the Company entered into a Senior Subordinated Convertible Notes Agreement (the "Convertible Notes Agreement") with Bounty pursuant to which Bounty has agreed to purchase for cash $25.0 million in aggregate principal amount of convertible subordinated notes with a seven and one-half year maturity issued by the Company (the "Convertible Notes"), convertible into shares of common stock (the "Conversion Shares") at an initial conversion price of $6.05, subject to adjustment. The Company may, in its sole discretion, pay up to 50% of the interest payment due to any holder of the Convertible Notes in pay-in-kind interest ("PIK Interest"). The Company will pay interest to the holders of Convertible Notes at a rate per annum ranging from 8% to 12% depending upon whether the interest is payable in cash or in-kind and the interest period in which interest is due and payable. The holders of Convertible Notes will have the right, at any time, to convert the principal amount of the Convertible Notes held by such holders into the Conversion Shares at the Conversion Rate, which will initially be approximately 165.29 shares per $1,000 principal amount

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of Convertible Notes, subject to adjustment for certain events. On or after the second anniversary of the closing date of the transaction, 2012, the Company may redeem all or a part of the Convertible Notes upon not less than 30 nor more than 60 days' notice to the holders of the Convertible Notes at a redemption price equal to 100% of the principal amount of the Convertible Notes plus a specified premium to the interest rate then in effect. The Company is not required to make a mandatory redemption of the Convertible Notes. The Company agreed to enter into a form of Registration Rights Agreement upon the consummation of the transactions contemplated by the Convertible Notes Agreement providing for, among other things, registration rights to Bounty with respect to the shares of our common stock comprising the Stock Consideration and the Conversion Shares.

        On March 22, 2010, the Company and Deerfield entered into a Payment Agreement and Release (the "Senior Notes Repurchase Agreement") with the holders of the Series A and Series B Notes entitling the Company to repurchase all of the $48.8 million outstanding in aggregate principal amount of Series A Notes at approximately 64.08% of the principal amount thereof plus accrued interest, and all of the $25.1 million outstanding in aggregate principal amount of the Series B Notes at approximately 94.5% of the principal amount thereof plus accrued interest, or an aggregate approximately 25.6% discount from the face amount of the Series A and Series B Notes plus accrued interest (the "Senior Notes Repurchase"). The Company intends to use the proceeds of the issuance of the Convertible Notes together with other available funds to finance the Senior Notes Repurchase. Effective upon the date of the Senior Notes Repurchase Agreement, the Company released the holders of the Series A and Series B Notes from their obligations to indemnify us for losses pursuant to the terms of the Merger Agreement, dated as of December 17, 2007, by and among the Company, DFR Merger Company, LLC, Deerfield and Triarc Companies, Inc. (which indemnification obligations would otherwise have remained in effect until June 30, 2010).

        On March 21, 2010, Pegasus Deerfield, PGS Management, LLC, ("PM", and together with Pegasus Deerfield, the "Pegasus Parties"), the Company, DCM, DPLC GP, Deerfield Loan Manager LLC ("DLM") and DPLC (together with the Company, DCM, DPLC GP and DLM, the "Deerfield Parties") and Jonathan Trutter entered into a Waiver and Termination Agreement (the "Termination Agreement") pursuant to which the Pegasus Parties waived certain rights with respect to the issuance of the Stock Consideration and the issuance of the Conversion Shares and the Deerfield Parties and the Pegasus Parties terminated or amended certain provisions of agreements related to DPLC and cancelled 3 million warrants, which is all of the warrants previously issued to the Pegasus Parties. Pursuant to the Termination Agreement, (i) DPLC GP and DPLC released all partners of DPLC from their unfunded capital commitments to DPLC as of the date of the Termination Agreement, (ii) DPLC will make distributions of $9.0 million to Pegasus Deerfield and an amount equal to his entire capital account balance to Jonathan Trutter and (iii) on or after the date the Pegasus Deerfield receives the distribution in clause (ii), DPLC GP will be permitted to withdraw an amount equal to the entire portion of its capital account attributable to DLM's investment in DPLC GP and distribute such amount to DLM. Additionally, the Company granted certain of the Pegasus Parties and certain affiliates warrants to purchase 250,000 shares of the Company's common stock at an exercise price of $4.25 per share.

2010 Interim Chairman Compensation Agreement

        On March 22, 2010, the Company entered into a letter agreement ("2010 Rothschild Compensation Agreement") with Peter H. Rothschild setting forth the fees payable to him for his services as Interim Chairman of the Board for the year ended December 31, 2010. Mr. Rothschild has been a member of the Board since December 2004 and the Interim Chairman of the Board since April 19, 2007. The 2010 Rothschild Compensation Agreement provides for a base fee during 2010, of $41,667 per month and an expense reimbursement of $10,000 per month for expenses relating to office space, information technology and other items which Mr. Rothschild pays to his firm which provides him with office space and related infrastructure. This agreement is subject to cancellation at any time at the discretion of the Compensation Committee as well as the occurrence of certain specified events. The 2010 Rothschild Compensation Agreement also provides for two discretionary fees, a "Capital Transaction Success Fee" not to exceed $1,000,000 and a "Non-Capital Transaction Success Fee" not to exceed $500,000, which may be paid if certain specified conditions are met. The conditions for payment of the discretionary fees include, but are not limited to, Mr. Rothschild playing an instrumental role in arranging and completing a strategic transaction that substantially increases shareholder value. The Compensation Committee of the Board has complete discretion over whether to award the Capital Transaction Success Fee and the Non-Capital Transaction Success Fee and over the amount of the fees and the portion payable as cash or non-cash compensation.

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

27. SUPPLEMENTAL QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	For the three months ended				For the three months ended
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
	(In thousands, except share and per share data)
REVENUES
Interest income	$13,782	$14,098	$10,839	$10,130	$61,350	$21,824	$20,506	$18,661
Interest expense	6,999	5,666	3,866	3,428	47,600	12,421	11,671	13,112

Net interest income	6,783	8,432	6,973	6,702	13,750	9,403	8,835	5,549
Provision for loan losses	2,107	9,119	4,226	4,662	2,200	2,302	15,459	56,035

Net interest income (expense) after provision for loan losses	4,676	(687)	2,747	2,040	11,550	7,101	(6,624)	(50,486)
Investment advisory fees	4,737	4,009	3,949	5,185	12,119	12,359	9,015	6,668

Total net revenues	9,413	3,322	6,696	7,225	23,669	19,460	2,391	(43,818)

EXPENSES
Compensation and benefits	3,354	3,029	2,637	3,124	9,101	7,635	4,984	5,197
Professional services	790	728	788	712	1,387	2,343	2,211	1,237
Insurance expense	764	771	778	776	734	733	740	700
Other general and administrative expenses	946	4,814	928	939	1,430	1,850	1,417	1,162
Depreciation and amortization	1,635	1,629	1,630	3,010	2,687	2,580	2,498	1,677
Occupancy	639	569	610	584	621	609	645	643
Management fee expense to related party	—	295	337	340	—	—	—	—
Cost savings initiatives	197	28	11	—	257	70	(2)	1,496
Impairment of intangible assets and goodwill	—	126	—	1,702	27,906	1,128	110,268	6,704

Total expenses	8,325	11,989	7,719	11,187	44,123	16,948	122,761	18,816

OTHER INCOME AND GAIN (LOSS)
Net (loss) gain on available-for-sale securities	(31)	—	—	17	—	(3,856)	(856)	18
Net gain (loss) on investments at fair value	5,138	1,173	2,983	504	(200,719)	(1,747)	(13,655)	(3,867)
Net gain (loss) on loans	5,815	24,876	539	4,072	(26,542)	5,505	(14,367)	(63,643)
Net (loss) gain on derivatives	(404)	2,981	(57)	27	(223,215)	6,070	(2,239)	(12,999)
Dividend income and other (loss) gain	(49)	152	(443)	53	118	76	(678)	483
Net gain on the deconsolidation of Market Square CLO	—	29,551	—	—	—	—	—	—

Net other income and (loss) gain	10,469	58,733	3,022	4,673	(450,358)	6,048	(31,795)	(80,008)

Income (loss) before income tax expense	11,557	50,066	1,999	711	(470,812)	8,560	(152,165)	(142,642)
Income tax expense (benefit)	18	160	75	(224)	(7,202)	2,868	4,718	(33)

Net income (loss)	11,539	49,906	1,924	935	(463,610)	5,692	(156,883)	(142,609)

Less: Cumulative convertible preferred stock dividends and accretion	—	—	—	—	2,393	—	—	—

Net income (loss) attributable to common stockholders	11,539	49,906	1,924	935	(466,003)	5,692	(156,883)	(142,609)
Net loss (income) attributable to noncontrolling interest	—	2,960	(108)	(258)	—	—	—	—

Net income (loss) attributable to Deerfield Capital Corp.	$11,539	$52,866	$1,816	$677	$(466,003)	$5,692	$(156,883)	$(142,609)

NET INCOME (LOSS) PER SHARE—BASIC	$1.72	$7.85	$0.27	$0.10	$(84.78)	$0.83	$(22.81)	$(21.15)
NET INCOME (LOSS) PER SHARE—DILUTED	$1.72	$7.85	$0.27	$0.10	$(84.78)	$0.83	$(22.81)	$(21.15)
WEIGHTED-AVERAGE NUMBER OF SHARES OUTSTANDING—BASIC	6,702,329	6,730,655	6,763,088	6,763,088	5,496,522	6,881,715	6,878,260	6,743,274
WEIGHTED-AVERAGE NUMBER OF SHARES OUTSTANDING—DILUTED	6,702,329	6,730,655	6,763,088	6,763,088	5,496,522	6,881,715	6,878,260	6,743,274

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

Management's Annual Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our company as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with participation of our Chief Executive Officer and our Senior Vice President, Chief Financial Officer and Treasurer, management assessed the effectiveness of internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on management's assessment under the framework in Internal Control—Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2009. The effectiveness of internal control over financial reporting as of December 31, 2009 has been audited by our company's independent registered public accounting firm as stated in their report that appears on page 107 of this Annual Report.

Change in Internal Control Over Financial Reporting

        There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

        There are inherent limitations in the effectiveness of any control system, including the potential for human error and the circumvention or overriding of the controls and procedures. Additionally, judgments in decision-making can be faulty and breakdowns can occur because of simple error or mistake. An effective control system can provide only reasonable, not absolute, assurance that the control objectives of the system are adequately met. Accordingly, our management, including our Chief Executive Officer and our Senior Vice President, Chief Financial Officer and Treasurer do not expect that our control system can prevent or detect all errors or fraud. Finally, projections of any evaluation or assessment of effectiveness of a control system to future periods are subject to the risks that, over time, controls may become inadequate because of changes in an entity's operating environment or deterioration in the degree of compliance with policies or procedures.

ITEM 9B.    OTHER INFORMATION

        We held our Annual Meeting on December 15, 2009. The following Class II directors were elected by our stockholders as follows:

Nominee for Director	For	Withheld
Robert E. Fisher	5,199,012	400,199
Stuart I. Oran	5,292,932	306,279

        The Class II directors will be up for election again at our annual meeting expected to be held in 2012. Our Class III directors will be up for election at our next annual meeting expected to be held in 2010, and our Class I directors will be up for election at our annual meeting expected to be held in 2011.

        There were no additional matters voted upon at the Annual Meeting.

 PART III.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by Item 10 is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2009 pursuant to General Instruction G(3).

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by Item 11 is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2009 pursuant to General Instruction G(3).

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by Item 12 is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2009 pursuant to General Instruction G(3).

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by Item 13 is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2009 pursuant to General Instruction G(3).

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by Item 14 is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2009 pursuant to General Instruction G(3).

PART IV.

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

        (a)   The following documents are filed as part of this report:

          (1)   Financial Statements:

            The consolidated financial statements of Deerfield Capital Corp. included in "Part II—Item 8. Financial Statements and Supplementary Data" are filed as a part of this Annual Report.

          (2)   Financial Statement Schedules:

            The schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and, therefore, have been omitted.

          (3)   Exhibits:

Ex. No.	Description of Exhibit
2.1	Acquisition and Investment Agreement, dated as of March 22, 2010, by and between Deerfield Capital Corp., Bounty Investments, LLC and Columbus Nova Credit Investment Management, LLC.(29)
3.1	Articles of Amendment and Restatement of Deerfield Capital Corp., as amended and supplemented.(1)
3.2	Bylaws of Deerfield Capital Corp.(2)
4.1	Form of Certificate for Common Stock.(3)
4.2	Senior Subordinated Convertible Notes Agreement, dated as of March 22, 2010, by and between Deerfield Capital Corp. and Bounty Investments, LLC.(29)
4.3
Amended and Restated Trust Agreement among Deerfield Triarc Capital LLC, JPMorgan Chase Bank, National Association, Chase Bank USA, National Association and the Administrative Trustees named therein, dated September 29, 2005.(4)
4.5	Rights Agreement, between Deerfield Capital Corp. and American Stock Transfer & Trust Company LLC, as rights agent, dated as of March 11, 2009.(5)
4.6	Articles Supplementary Establishing and Fixing the Rights and Preferences of the Series A Preferred Stock, dated December 24, 2007 (included in Exhibit 3.1).(6)
4.7	Articles Supplementary Establishing and Fixing the Rights and Preferences of the Series A Junior Participating Preferred Stock, dated March 11, 2009 (included in Exhibit 3.1).(6)
4.8	Warrant No. A to Purchase Common Stock, dated April 9, 2009 by and between Deerfield Capital Corp. and Pegasus Deerfield (AIV), LLC.(7)
4.9	First Amendment to Warrant No. A to Purchase Common Stock, dated September 23, 2009 by and between Deerfield Capital Corp. and Pegasus Deerfield (AIV), LLC.(8)
4.10	Warrant No. B to Purchase Common Stock, dated April 9, 2009 by and between Deerfield Capital Corp. and Pegasus Deerfield (AIV), LLC.(7)
4.11	First Amendment to Warrant No. B to Purchase Common Stock, dated September 23, 2009 by and between Deerfield Capital Corp. and Pegasus Deerfield (AIV), LLC.(8)
4.12	Form of Series A Senior Secured Note Due December 21, 2012 (included in Exhibit 2.1).(9)
4.13	Form of Series B Senior Secured Note Due December 21, 2012 (included in Exhibit 2.1).(9)
4.14	Junior Subordinated Indenture, dated as of September 29, 2005, by and between Deerfield Triarc Capital LLC and JPMorgan Chase Bank, National Association, as trustee.(4)

Ex. No.	Description of Exhibit
4.15	Supplemental Indenture, dated May 6, 2008, by and between Deerfield Capital LLC and The Bank of New York Trust Company, National Association, as trustee.(10)
4.16	Second Supplemental Indenture, dated September 26, 2008, by and between Deerfield Capital LLC and The Bank of New York Mellon Trust Company, National Association, as trustee.(11)
4.17	Third Supplemental Indenture, dated July 31, 2009, by and between Deerfield Capital LLC and The Bank of New York Mellon Trust Company, National Association, as trustee.(13)
4.18	Junior Subordinated Note due 2035 in the principal amount of $51,550,000, dated September 29, 2005.(14)
4.19	Junior Subordinated Indenture, dated as of August 2, 2006, by and between Deerfield Triarc Capital LLC and JPMorgan Chase Bank, National Association, as trustee.(15)
4.20	Supplemental Indenture, dated May 6, 2008, by and between Deerfield Capital LLC and The Bank of New York Trust Company, National Association, as trustee.(10)
4.21	Second Supplemental Indenture, dated September 26, 2008, by and between Deerfield Capital LLC and The Bank of New York Mellon Trust Company, National Association, as trustee.(11)
4.22	Third Supplemental Indenture, dated July 31, 2009, by and between Deerfield Capital LLC and The Bank of New York Mellon Trust Company, National Association, as trustee.(13)
4.23	Junior Subordinated Indenture, dated as of October 27, 2006, by and between Deerfield Triarc Capital LLC and JPMorgan Chase Bank, National Association, as trustee.(16)
4.24	Supplemental Indenture, dated May 6, 2008, by and between Deerfield Capital LLC and The Bank of New York Trust Company, National Association, as trustee.(10)
4.25	Second Supplemental Indenture, dated September 26, 2008, by and between Deerfield Capital LLC and The Bank of New York Mellon Trust Company, National Association, as trustee.(11)
4.26	Third Supplemental Indenture, dated July 31, 2009, by and between Deerfield Capital LLC and The Bank of New York Mellon Trust Company, National Association, as trustee.(13)
10.1
Registration Rights Agreement among Deerfield Triarc Capital Corp., Credit Suisse First Boston LLC, Deutsche Bank Securities Inc. and Bear, Stearns & Co. Inc. for the benefit of certain holders of the common stock of Deerfield Triarc Capital Corp., dated as of December 23, 2004.(3)
10.2	License Agreement between Deerfield Triarc Capital Corp. and Deerfield Capital Management LLC, dated as of December 23, 2004.(3)
10.3	Parent Guarantee Agreement between Deerfield Triarc Capital Corp. and JPMorgan Chase Bank, National Association, as guarantee trustee, dated September 29, 2005.(4)
10.4
Form of Series A Note Purchase Agreement by and among DFR Merger Company LLC, as issuer, Deerfield & Company LLC, as issuer, Deerfield Triarc Capital Corp., as parent, the purchasers party thereto, and Triarc Deerfield Holdings, LLC, as administrative holder and collateral agent, dated as of December 21, 2007 (included in Exhibit 2.1).(9)
10.5
Amendment No. 1, dated as of May 12, 2008, to the Note Purchase Agreement, dated as of December 21, 2007, by and among DFR Merger Company, LLC, Deerfield & Company LLC, Deerfield Capital Corp., Triarc Companies, Inc. and the purchasers party thereto.(10)
10.6	Amendment No. 2, dated as of September 26, 2008, to and under the Series A Note Purchase Agreement, dated as of December 21, 2007.(11)
10.7
Form of Series A Guaranty and Pledge Agreement by and among Deerfield & Company LLC, Deerfield Capital Corp., Deerfield Capital Management LLC, Deerfield Triarc TRS Holdings, Inc. and Triarc Deerfield Holdings, LLC, as collateral agent, dated as of December 21, 2007 (included in Exhibit 2.1).(9)

Ex. No.	Description of Exhibit
10.8	Form of Series B Note Purchase Agreement by and among DFR Merger Company LLC, as issuer, Deerfield & Company LLC, as issuer, Deerfield Triarc Capital Corp., as parent, the purchasers party thereto, Spensyd Asset Management LLLP, as administrative holder, and Triarc Deerfield Holdings, LLC, as collateral agent, dated as of December 21, 2007 (included in Exhibit 2.1).(9)
10.9
Amendment No. 1, dated as of May 12, 2008, to the Note Purchase Agreement, dated as of December 21, 2007, by and among DFR Merger Company, LLC, Deerfield & Company LLC, Deerfield Capital Corp., Triarc Companies, Inc. and the purchasers party thereto.(10)
10.10	Amendment No. 2, dated as of September 26, 2008, to and under the Series B Note Purchase Agreement, dated as of December 21, 2007.(11)
10.11
Form of Series B Guaranty and Pledge Agreement by and among Deerfield & Company LLC, Deerfield Capital Corp., Deerfield Capital Management LLC, Deerfield Triarc Capital LLC, DFR Merger Company, LLC, DFR TRS I Corp., DFR Company, LLC and Triarc Deerfield Holdings, LLC, as collateral agent, dated as of December 21, 2007 (included in Exhibit 2.1).(9)
10.12
Registration Rights Agreement among Deerfield Triarc Capital Corp., the parties identified on the signature pages thereto and the other persons who may become parties thereto from time to time in accordance therewith as stockholders, dated as of December 21, 2007.(12)
10.13
Letter Agreement between Deerfield Pegasus Loan Capital LP, DPLC General Partner LLC, Deerfield Capital Corp., Deerfield Capital Management LLC, Pegasus Deerfield (AIV), LLC and PGS Management, LLC, dated April 9, 2009.(7)
10.14
Letter Agreement between Deerfield Pegasus Loan Capital LP, DPLC General Partner LLC, Deerfield Capital Corp., Deerfield Capital Management LLC, Pegasus Deerfield (AIV), LLC and PGS Management, LLC, dated April 9, 2009.(7)
10.15	Letter Agreement between Pegasus Deerfield (AIV), LLC, Deerfield Capital Corp. and Deerfield Capital Management LLC, dated April 9, 2009.(7)
10.16	Registration Rights Agreement, dated April 9, 2009, by and among Deerfield Capital Corp. and Pegasus Deerfield (AIV), LLC.(7)
10.17	Lease Agreement between Prentiss Properties Acquisition Partners, L.P. and Deerfield & Company LLC, dated July 1, 2005.(17)
10.18
First Amendment to Lease Agreement between GLL US Office, LP (successor to Prentiss Properties Acquisition Partners, L.P.) and Deerfield Capital Corp. (successor to Deerfield & Company, LLC), dated October 29, 2009.(18)
10.19	Owners Construction Escrow Trust and Disbursing Agreement, dated October 29, 2009.(18)
10.20
Collateral Agency and Intercreditor Agreement, made by and among Triarc Deerfield Holdings, LLC, Jonathan W. Trutter, Paula Horn, and the John K. Brinckerhoff and Laura R. Brinckerhoff Revocable Trust, as holders of the Series A Senior Secured Notes Due 2012, Sachs Capital Management LLC, Spensyd Asset Management LLLP, and Scott A. Roberts, as holders of the Series B Senior Secured Notes Due 2012, Triarc Deerfield Holdings, LLC, as collateral agent, Deerfield & Company LLC, as issuer, and Deerfield Capital Corp., dated as of December 21, 2007.(17)
10.21
Letter Agreement by and among Taberna Preferred Funding III, Ltd., Taberna Preferred Funding V, Ltd., Taberna Preferred Funding VII, Ltd., Taberna Preferred Funding VIII, Ltd. and Taberna Preferred Funding IX, Ltd., on the one hand, and Deerfield Capital LLC and Deerfield Capital Corp., on the other hand, dated as February 29, 2008.(17)
10.22
Letter Agreement by and among Taberna Preferred Funding III, Ltd., Taberna Preferred Funding V, Ltd., Taberna Preferred Funding VII, Ltd., Taberna Preferred Funding VIII, Ltd. and Taberna Preferred Funding IX, Ltd., on the one hand, and Deerfield Capital LLC and Deerfield Capital Corp., on the other hand, dated as November 7, 2008.(19)

Ex. No.	Description of Exhibit
10.23	Waiver, dated March 14, 2008, by and among Deerfield Capital Corp., Deerfield & Company LLC, Triarc Deerfield Holdings, LLC and the Required Holders (as defined in the Note Purchase Agreement for the Series A Senior Secured Notes).(20)
10.24
Amendment No. 1, dated as of May 29, 2008, to and under the Waiver, dated March 14, 2008, by and among Deerfield Capital Corp., Deerfield & Company LLC, Triarc Companies, Inc. and the Required Holders (as defined in the Note Purchase Agreement governing the Series A Senior Secured Notes).(21)
10.25
Waiver, dated March 14, 2008, by and among Deerfield Capital Corp., Deerfield & Company LLC, and the Required Holders (as defined in the Note Purchase Agreement for the Series B Senior Secured Notes).(20)
10.26
Amendment No. 1, dated as of May 29, 2008, to and under the Waiver, dated March 14, 2008, by and among Deerfield Capital Corp., Deerfield & Company LLC and the Required Holders (as defined in the Note Purchase Agreement governing the Series B Senior Secured Notes).(21)
10.27
Forbearance Agreement, dated as of May 12, 2008, by and among DWFC, LLC and Deerfield TRS (Bahamas) Ltd., as borrowers, Deerfield Capital LLC, as originator and servicer, Wachovia Bank, National Association, as swingline purchaser, Variable Funding Capital Company LLC, Wachovia Capital Markets, LLC, as administrative agent and VFCC agent, Wachovia Bank, National Association, as hedge counterparty and certain other parties from time to time party thereto.(10)
10.28
Amended and Restated Forbearance Agreement, dated August 11, 2008, by and among DWFC, LLC and Deerfield TRS (Bahamas) Ltd., as borrowers, Deerfield Capital LLC, as originator and servicer, Wachovia Bank, National Association, as swingline purchaser, and Wachovia Capital Markets, LLC, as administrative agent.(2)
10.29
Second Amended and Restated Forbearance Agreement, dated as of May 8, 2009, by and among DWFC, LLC and Deerfield TRS (Bahamas) Ltd., as borrowers, Deerfield Capital LLC, as originator and servicer, Wachovia Bank, National Association, as swingline purchaser, and Wachovia Capital Markets, LLC, as administrative agent.(22)
10.30
Omnibus Amendment No. 1, dated as of May 12, 2008, to the Sale and Servicing Agreement dated as of March 10, 2006, as amended, by and among Deerfield Capital LLC, as originator and servicer, DWFC, LLC and Deerfield TRS (Bahamas) Ltd., as borrowers, Wachovia Capital Markets, LLC, as administrative agent and VFCC agent, Variable Funding Capital Company LLC, as conduit purchaser, and Wachovia Bank, National Association, as swingline purchaser.(10)
**10.31	2004 Stock Incentive Plan.(3)
**10.32	First Amended and Restated Stock Incentive Plan.(23)
**10.33	Amended and Restated Stock Award Agreement between Deerfield Triarc Capital Corp. and Deerfield Capital Management LLC, dated June 14, 2005.(3)
**10.34	Amended and Restated Stock Option Agreement between Deerfield Triarc Capital Corp. and Deerfield Capital Management LLC, dated June 14, 2005.(3)
**10.35	Form of Stock Award Agreement for Non-Employee Directors.(3)
**10.36	Form of Performance Share Award Agreement.(23)
**10.37	Transition Employment Agreement between Deerfield Capital Management LLC and Robert Grien, dated December 23, 2008.(24)
**10.38	Transition Employment Agreement between Deerfield Capital Management LLC and John Brinckerhoff, dated December 23, 2008.(24)
**10.39	Transition Employment Agreement between Deerfield Capital Management LLC and Richard G. Smith, dated December 31, 2008.(25)

Ex. No.	Description of Exhibit
**10.40	Letter Agreement between Deerfield Capital Corp. and Peter H. Rothschild, dated as of March 5, 2009.(6)
**10.41	Employment Agreement between Deerfield Capital Management LLC and Frank Straub, dated May 9, 2008.(26)
**10.42	Satisfaction Agreement between Deerfield Capital Corp. and Robert C. Grien, dated May 22, 2008.(27)
**10.43	Employment Agreement between Deerfield Capital Management LLC and Jonathan W. Trutter, dated June 26, 2004.(28)
**10.44	Amendment No. 1 to Employment Agreement between Deerfield Capital Management LLC and Jonathan W. Trutter, dated May 11, 2009.(22)
**10.45	Letter Agreement between Deerfield Capital Management LLC and Jonathan W. Trutter, dated May 11, 2009.(22)
**10.46	Employment Agreement between Deerfield Capital Management LLC and Luke D. Knecht, dated June 26, 2004.(28)
**10.47	Amendment No. 1 to Employment Agreement between Deerfield Capital Management LLC and Luke D. Knecht, dated August 18, 2006.(28)
**10.48	2009 Compensation Agreement between Deerfield Capital Management LLC and Robert A. Contreras, dated May 11, 2009.(22)
**10.49	2009 Compensation Agreement between Deerfield Capital Management LLC and Francis P. Straub III, dated May 11, 2009.(22)
10.50	Form of Indemnification Agreement.(6)
10.51	Agreement between Deerfield Capital Corp. and Peter Rothschild, dated as of March 22, 2010.
10.52	Form of Stockholders Agreement between Deerfield Capital Corp. and Bounty Investments, LLC.(29)
10.53
Payment Agreement and Release, dated as of March 22, 2010, by and among Deerfield & Company LLC, Deerfield Capital Corp., each of the holders listed therein, Wendy's/Arby's Group, Inc. and Spensyd Asset Management LLLP.(29)
10.54	Transition Services Agreement, dated as of March 22, 2010, by among Deerfield Capital Corp., Bounty Investments, LLC and Columbus Nova Credit Investment Management, LLC.(29)
10.55	Form of Registration Rights Agreement by and among Deerfield Capital Corp. and Bounty Investments, LLC.(29)
10.56
Waiver and Termination Agreement, dated as of March 21, 2010, among Pegasus Deerfield (AIV), LLC, PGS Management, LLC, the Company, Deerfield Capital Management, LLC, DPLC General Partner LLC, Deerfield Loan Manager LLC and Deerfield Pegasus Loan Capital LP.(29)
21.1	Subsidiaries of the Registrant.*
23.1	Consent of Independent Registered Public Accounting Firm.*
24.1	Power of Attorney (included on signature page).*
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Ex. No.	Description of Exhibit
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*
Filed herewith.

**
Compensatory plan or arrangement

(1)
Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009, filed with the SEC on August 10, 2009.

(2)
Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008, filed with the SEC on August 11, 2008.

(3)
Incorporated by reference to the Company's Registration Statement on Form S-11 (Registration No. 333-123762), as amended, initially filed with the SEC on April 1, 2005.

(4)
Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on October 4, 2005.

(5)
Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on March 11, 2009.

(6)
Incorporated by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2008, filed with the SEC on March 16, 2009.

(7)
Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on April 15, 2009.

(8)
Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on September 24, 2009.

(9)
Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on December 21, 2007, as amended.

(10)
Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008, filed with the SEC on May 12, 2008.

(11)
Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on October 2, 2008.

(12)
Incorporated by reference to the Company's Current Report on Form 8-K/A filed with the SEC on January 15, 2008.

(13)
Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on August 5, 2009.

(14)
Incorporated by reference to the Company's Form 10-Q for the quarterly period ended September 30, 2005 filed with the SEC on November 14, 2005.

(15)
Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on August 7, 2006.

(16)
Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on November 1, 2006.

(17)
Incorporated by references to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the SEC on February 29, 2008.

(18)
Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on December 3, 2009.

(19)
Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008, filed with the SEC on November 10, 2008.

(20)
Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on March 14, 2008.

(21)
Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on June 3, 2008.

(22)
Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2009, filed with the SEC on May 11, 2009.

(23)
Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on June 11, 2009.

(24)
Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on December 30, 2008.

(25)
Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on January 8, 2009.

(26)
Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on May 14, 2008.

(27)
Incorporated by reference to Amendment No. 2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the SEC on May 27, 2008.

(28)
Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on December 28, 2007, as amended.

(29)
Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on March 23, 2010.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEERFIELD CAPITAL CORP.		Date:	March 23, 2010
By:	/s/ JONATHAN W. TRUTTER Name: Jonathan W. Trutter Title: Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ PETER H. ROTHSCHILD Peter H. Rothschild, Interim Chairman and Director	By:	/s/ ROBERT E. FISCHER Robert E. Fischer, Director
Date:	March 23, 2010	Date:	March 23, 2010
By:	/s/ PETER W. MAY Peter W. May, Director	By:	/s/ ROBERT B. MACHINIST Robert B. Machinist, Director
Date:	March 23, 2010	Date:	March 23, 2010
By:	/s/ JONATHAN W. TRUTTER Jonathan W. Trutter, Chief Executive Officer and Director (Principal Executive Officer)	By:	/s/ STUART I. ORAN Stuart I. Oran, Director
Date:	March 23, 2010	Date:	March 23, 2010
By:	/s/ FRANCIS P. STRAUB III Francis P. Straub III, Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)
Date:	March 23, 2010