Form 10-K/A
period 2009-12-31
Deerfield Capital Corp.
filed 2010-05-14
CIK 1313918

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the outstanding common equity held by non-affiliates of the registrant was $28,255,178 based on the number of shares held by non-affiliates of the registrant as of June 30, 2009, and based on the reported last sale price of the common stock on June 30, 2009, which is the last business day of the registrant’s most recently completed second fiscal quarter.

There were 6,454,924 shares of the registrant’s Common Stock outstanding as of March 19, 2010.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

Explanatory Note

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends Deerfield Capital Corp.’s (together with its subsidiaries, “we,” “us,” “our,” or “our Company”) Annual Report on Form 10-K for the year ended December 31, 2009, originally filed with the Securities and Exchange Commission (the “SEC”) on March 23, 2010 (the “Original Filing”).

This Amendment is being filed to amend the Original Filing to include the information required by Items 10 through 14 of Part III of Form 10-K, which information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K.  The information contained in this Amendment is substantially the same as similarly titled information that we previously provided in our preliminary proxy statement filed on April 19, 2010 and our definitive proxy statement filed on May 11, 2010.  The reference on the cover of the Original Filing to the incorporation by reference to portions of our Proxy Statement for the next Annual Meeting of Stockholders into Part III of the Original Filing is hereby deleted.

In accordance with Rule 12b-15 under the Exchange Act, Part III, Items 10 through 14 of the Original Filing are hereby amended and restated in their entirety, and Part IV, Item 15 of the Original Filing is hereby amended and restated in its entirety to include as exhibits updated certifications required by the Sarbanes-Oxley Act of 2002. This Amendment No. 1 does not amend or otherwise update any other information in the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing. This Amendment does not reflect events occurring after the filing of the Original Filing or modify or update disclosures, including the exhibits to the Original Filing, affected by subsequent events.

PART III

ITEM 10.   DIRECTORS, OFFICERS AND CORPORATE GOVERNANCE

Directors Not Standing For Election

The following table lists the name, age, term of office, business background and specific individual qualifications and skills of each of our incumbent directors:

Name	Age	Biography
Class I Directors

Peter W. May	67

Mr. May has been a member of our Board since December 2007. Mr. May has also been a director of Tiffany & Co. since May 2008 and of Wendy’s / Arby’s Group, Inc. (formerly known as Triarc Companies, Inc.) since April 1993. Since that time, he has also been a director or manager and officer of certain of Triarc’s subsidiaries. Additionally, Mr. May has been President and a founding partner of Trian Fund Management, L.P. since November 2005. From its formation in January 1989 to April 1993, Mr. May was President and Chief Operating Officer of Trian Group. He was President and Chief Operating Officer and a director of Triangle Industries, Inc. from 1983 to December 1988. Mr. May has also served as a director of Encore Capital Group, Inc. since February 1998. Mr. May has extensive business and investment experience obtained from leadership positions at Trian and service on the boards of directors of other public companies.

Name	Age	Biography
Peter H. Rothschild	54

Mr. Rothschild has been a member of our Board since December 2004 and the interim Chairman of our Board since April 2007. Mr. Rothschild has been the Managing Member of Daroth Capital LLC, a financial services company, since its founding in 2001 and the President and CEO of its wholly-owned subsidiary, Daroth Capital Advisors LLC, a securities broker-dealer, since 2002. Prior to founding Daroth Capital, Mr. Rothschild was a Managing Director and Co-Head of the Leveraged Finance and Industrial Finance groups at Wasserstein, Perella, the predecessor company to Dresdner Kleinwort Wasserstein and was with the organization from 1996 to 2001. From 1990 to 1996, Mr. Rothschild was a Senior Managing Director and Head of the Natural Resources Group at Bear, Stearns & Co. Inc. and was one of the founders of the firm’s Leveraged Finance and Financial Buyer Coverage groups. From 1984 to 1990, Mr. Rothschild was a Managing Director and Head of the Industrial Group at Drexel Burnham Lambert. Mr. Rothschild previously served on the board of directors of Wendy’s International, Inc. from March 2006 to September 2008. Mr. Rothschild has extensive investment banking and financial experience obtained from leadership roles at investment banking firms and service on the boards of directors of other public companies.

Robert E. Fischer	80

Mr. Fischer has been a member of our Board since December 2004. Since May 2009, he has served as Of Counsel to the law firm of Cozen O’Connor. From 1998 to 2009, he served as Of Counsel to WolfBlock LLP (whose New York office was acquired by Cozen O’Connor) where he served as a senior member in the Corporate Practice Group. From 1961 to 1998, Mr. Fischer was managing partner of the law firm of Lowenthal, Landau, Fischer & Bring P.C., which merged with WolfBlock LLP in 1998. Until October 2008, Mr. Fischer served as a board member of a trust established to oversee the liquidation of assets of Allegiance Telecom Inc. and its subsidiaries. He has also previously served on the board and audit committee of the DLJ International Fund (from June 1995 to November 2000), the DLJ Emerging Markets Fund (from June 1995 to November 2000) and the DLJ High Yield Bond Fund (from July 1998 to November 2000). Mr. Fischer has extensive legal and financial experience obtained from leadership positions at law firms and service on the audit committees of investment funds.

Name	Age	Biography
Stuart I. Oran	59

Mr. Oran has been a member of our Board since May 2009. He is the Managing Member of Roxbury Capital Group LLC, a New York based merchant banking firm that he founded in April 2002. Mr. Oran is also a co-founder of Bond Street Holdings LLC, a bank holding company formed to acquire failed banks in FDIC-assisted transactions. Mr. Oran currently serves as the Chief Administrative Officer of Premier American Bank, NA, a subsidiary of Bond Street. From 1994 to 2002, Mr. Oran held a number of senior executive positions at UAL Corporation and its operating subsidiary, United Airlines. During that period, Mr. Oran also served as a director of United Airlines (the operating subsidiary) and several of its subsidiaries and on the Management Committee, Risk Management Committee and Alternative Asset Investment Committee of UAL. Prior to joining UAL and United, Mr. Oran was a corporate partner at the New York law firm of Paul, Weiss, Rifkind, Wharton & Garrison LLP, with a corporate finance, M&A and restructuring practice representing major corporations, private equity firms and global financial institutions. Mr. Oran is currently a director of Red Robin Gourmet Burgers, Inc. During the past five years, Mr. Oran has also served on the boards of directors of Wendy’s International, Inc. (from March 2006 to September 2008), Spirit Airlines (from March 2004 to present), Polaris Acquisition Corp. (now Hughes Telematics) (from July 2007 to May 2009), Premier American Bank, N.A. (from January 2009 to present) and the board of managers of Fontainebleau Resorts LLC (from January 2009 to present). Mr. Oran has extensive business, legal, financial and transaction experience obtained from leadership roles at merchant banking firms, law firms and service on the boards of directors of other public companies.

Directors Standing for Election

The name, age, term of office, business background and specific individual qualifications and skills of each of the nominees, is as follows:

Name	Age	Biography
Jonathan W. Trutter	52

Mr. Trutter is our Chief Executive Officer and a member of our Board. Mr. Trutter has been a member of our Board since November 2004 and our Chief Executive Officer since December 2004. Mr. Trutter is also the Chief Executive Officer and Chief Investment Officer of DCM and Co-Head of DCM’s bank loan investment team. Mr. Trutter joined DCM in 2000. From 1989 to 2000, he was a Managing Director of Scudder Kemper Investments, an investment manager, where he directed the Bank Loan / Private Placement Department. Over the last ten years Mr. Trutter has held leadership roles within the Company through which he has obtained a detailed knowledge and valuable perspective and insight into our business and strategy.

Robert B. Machinist	57

Mr. Machinist has been a member of our Board since December 2004. He is currently Chairman of the Board of Advisors of MESA, a leading merchant bank specializing in media and entertainment industry transactions. Mr. Machinist also runs a private family investment company. In addition, he is a member of the boards of directors of United Pacific Industries, a publicly-listed Hong Kong company, and Maimonides Medical Center. He was the Chairman of Atrinsic, a publicly-listed interactive media company, through 2008. From 1998 to December 2001, Mr. Machinist was managing director and head of investment banking for the Bank of New York and its Capital Markets division. From January 1986 to November 1998, he was president and one of the principal founders of Patricof & Co. Capital Corp. (and its successor companies), a multinational investment banking business, until its acquisition by the Bank of New York. Mr. Machinist has extensive capital markets and investment banking expertise and financial skills obtained through leadership positions with investment and merchant banking firms and service on the board of directors of other public companies.

Bounty Designees

The following table lists the name, age, term of office, business background and specific individual qualifications and skills of each of the directors to be designated by Bounty Investments, LLC and appointed by the Board upon consummation of the Transactions (as defined and discussed in detail in our definitive proxy statement on Schedule 14A filed with the SEC on May 11, 2010):

Name	Age	Biography
Jason Epstein	36

Mr. Epstein has been a partner of Columbus Nova, primarily responsible for private investment activities, since February 2002. Columbus Nova manages over $2.0 billion of assets under management. In 1998, Mr. Epstein founded eLink Communications, a provider of broadband, networking and application services, and served as its Chief Executive Officer for three years, until September 2001. Before founding eLink Mr. Epstein was also an initial employee of Catalyst Health Solutions, Inc., a full-service pharmacy management company listed on the NASDAQ under the symbol “CHSI”. Mr. Epstein has twice been a finalist for the Ernst & Young Entrepreneur of the Year Award and was named one of forty “Rising Stars” in the Washington Business Forward’s “The Next Network.” Since June 2006, Mr. Epstein served on the Board of Directors of White Energy, Inc. In May 2009, White Energy filed for protection under Chapter 11 of the US Bankruptcy Code. Mr. Epstein has extensive business and transaction experience obtained from leadership roles in the telecommunications, healthcare and asset management sectors, as well as service on various board of directors of portfolio companies. Mr. Epstein received a B.A. from Tufts University and currently serves on the University’s Board of Overseers of the School of Liberal Arts.

Name	Age	Biography
Andrew Intrater	48

Mr. Intrater has been the Chief Executive Officer of Columbus Nova, a private investment firm with offices in New York and Charlotte since January 2000. Columbus Nova manages over $2.0 billion of assets under management. Mr. Intrater is also a former director of Renova Management, a global leader in energy, base metals and mining industries, and also currently a member of the Executive Board of Renova Management. Columbus Nova is the U.S.-based affiliate of the Renova Group of companies, one of the largest Russian strategic investors in the metallurgical, oil, machine engineering, mining, chemical, construction, housing & utilities and financial sectors, with net assets of over $14 billion. Renova Group of companies is a shareholder of leading mining and industrial entities in the Russian and global business communities, such as TNK-BP and US RUSAL. From March 1993 until the end of 1999, Mr. Intrater served as President and Chief Operating Officer of Oryx Technology Corp., and its predecessor, ATI, a leading manufacturer of semi-conductor testing equipment, based in Silicon Valley. Mr. Intrater also served as Chairman of the Board of Directors of Moscow Cablecom Corp. from 2005 to 2007. Mr. Intrater is also a member of the Board of Directors of Oryx Technology Corp., and Ethertouch, Ltd. Since June 2006, Mr. Intrater served on the Board of Directors of White Energy, Inc. In May 2009, White Energy filed for protection under Chapter 11 of the US Bankruptcy Code. Mr. Intrater has over 25 years of experience in general management, including business and transaction experience obtained from leadership roles in the technology and asset management sectors, as well as over 16 years of service on the boards of directors of other public companies. Mr. Intrater received a B.S. from Rutgers University.

Daniel Schrupp	43

Mr. Schrupp has been the Senior Credit Officer of Lucida plc, a specialty UK insurance company focusing on the growing pension buy-out market, since June 2008. At Lucida, Mr. Schrupp is responsible for its approximately GBP 1.1 billion investment portfolio which is invested in a broad range of credit-related instruments including leveraged loans, high yield and investment grade bonds and asset-backed securities. From July 2004 through May 2008, Mr. Schrupp was the Senior Portfolio Manager of a $4.5 billion leveraged loan portfolio at Aozora Bank Ltd., a $60 billion in assets Japanese commercial bank, and at the bank’s investment subsidiary, Aozora Investment Management Ltd., which he co-founded. Prior to that, Mr. Schrupp held investment banking positions, primarily focused on debt-capital raising activities, at Glocap Advisors, a boutique banking firm focused on the middle market (2002-2004), CIBC World Markets Corp. (1998-2001) and Salomon Brothers Inc. (1994-1997). Mr. Schrupp has extensive credit-related investment and corporate transaction experience obtained from leadership roles at investment managers and investment banking firms. Mr. Schrupp received a B.A. in Economics from Yale University and an M.B.A. from The Tuck School at Dartmouth College.

Executive Officers

The following table lists our executive officers and shows their names, ages, positions and business backgrounds for the last five years. They serve at our Board’s discretion.

Name	Age	Position(s) Held & Biography
Jonathan W. Trutter	52	Biographical Information for Jonathan W. Trutter is provided above under “Proposal No. 2—Election of Directors—Information Concerning Director Nominees.”

Francis P. Straub III	36

Senior Vice President, Chief Financial Officer and Treasurer. Mr. Straub has held these positions since November 2008. Mr. Straub is also the Chief Financial Officer and a Managing Director of DCM and has held these positions since May 2008. Mr. Straub joined DCM in August 2005 and has also served as Chief Accounting Officer and as Manager of Financial Reporting. Prior to joining DCM, Mr. Straub was the Manager of Financial Reporting for Archipelago Exchange LLC from August 2004 to August 2005. Mr. Straub is a certified public accountant.

Robert A. Contreras	40

Senior Vice President, General Counsel and Secretary. Mr. Contreras has held these positions since November 2008. He is also the General Counsel and a Managing Director of DCM. He has held the General Counsel position at DCM since May 2008. Mr. Contreras has been employed by DCM since August 2000 and has also served as Deputy General Counsel and Associate General Counsel.

Luke D. Knecht	56

Chief Operating Officer of DCM. Mr. Knecht has held this position since July 2005. Mr. Knecht is also a Senior Managing Director of DCM. He has held this position since June 2006. Mr. Knecht joined DCM in 2002. Prior to joining DCM, Mr. Knecht was an executive at DRCM Global Investors, CSI Asset Management, Inc. and Harris Investment Management, Inc.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Exchange Act, requires our directors, executive officers, and persons beneficially owning more than 10% of our Common Stock (reporting persons) to file with the SEC, by specified due dates, reports of ownership of our stock and changes in that ownership, as well as reports on SEC Form 3 of their becoming a reporting person whether or not they own any of our stock on that date. They also must furnish us with copies of these reports. Based solely on our review of the filed reports, or written representations from reporting persons that all reportable transactions were reported, we believe that during the fiscal year ended December 31, 2009, our reporting persons timely filed all reports they were required to file under Section 16(a) of the Exchange Act.

Code of Ethics

We have adopted a code of ethics as defined in Item 406 of Regulation S-K. The code applies to all of our employees and directors, including our principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions. This code, which is entitled Sarbanes-Oxley Code of Ethics (the “Code of Ethics”), is available free of charge on our website at www.deerfieldcapital.com and will be provided free of charge to any stockholder requesting a copy by writing to: Attn: Investor Relations, Deerfield Capital Corp., 6250 North River Road, 9th Floor, Rosemont, Illinois 60018. Any waiver granted by us to our principal executive officer, principal financial officer, principal accounting officer or controller under the Code of Ethics, or certain amendments to the Code of Ethics that are required to be disclosed pursuant to the rules of the SEC or NASDAQ, will be disclosed on our website at www.deerfieldcapital.com. The information on our website is not incorporated into this Annual Report.

Audit Committee and Audit Committee Financial Expert

As mentioned above, we have a separately-designated standing Audit Committee of our Board. The current members of the Audit Committee are Robert B. Machinist, Stuart I. Oran and Robert E. Fischer. Our Board has determined that each member of the Audit Committee is independent, as that term is defined under the enhanced independence requirements for audit committee members set forth in applicable SEC rules and in the NASDAQ Listing Rules, and that each member of the Audit Committee is able to read and understand fundamental financial statements. The members of the Audit Committee are responsible for, among other things, assisting our Board in fulfilling its responsibilities in connection with our accounting and financial reporting practices and overseeing the qualifications and performance of the independent auditors. A copy of the charter of the Audit Committee is available free of charge on our website at www.deerfieldcapital.com, under the section entitled “DFR Stockholder Info—Corporate Governance.”

Our Board has determined that Robert B. Machinist, the current chairperson of the Audit Committee, is “independent,” as that term is defined in our Corporate Governance Guidelines and the NASDAQ Listing Rules, and is an “audit committee financial expert,” as that term is defined by the SEC.

ITEM 11.   EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Overview

This Compensation Discussion and Analysis describes our compensation objectives, policies and practices.

Prior to the completion of the Merger on December 21, 2007, we did not have any employees, and all of our executive officers were employees of our external manager, DCM. We did not pay, and were not involved in determining, compensation for any of our executive officers prior to completion of the Merger. Upon completion of the Merger, DCM became our subsidiary, and for the first time, we employed our executive officers and other personnel. Since then, the compensation arrangements of our executive officers serving at the time of the Merger have generally remained in place, except as specified below.

Following the Merger, we were adversely affected by the severe global credit crisis and deteriorating market conditions. These conditions prompted multiple workforce reductions, including reductions affecting our named executive officers. While we believe these reductions have streamlined our operations in the face of challenging market conditions, the retention of our remaining named executive officers has become even more critical to our success as we have become dependent on fewer individuals. We have addressed this concern primarily by entering into certain retention arrangements with our named executive officers, most recently for 2009, as discussed in more detail below. Going forward, the Compensation Committee intends to analyze, structure and establish our executive compensation arrangements based on our philosophies and objectives as described below in light of current and anticipated market conditions. Further compensation decisions for our named executive officers in 2010 will be addressed following the completion of the Acquisition described in this Annual Report.

The primary functions of the Compensation Committee are to (i) review our director compensation structure and, if appropriate, recommend changes to our Board, (ii) administer our Amended and Restated Stock Incentive Plan (“Stock Incentive Plan”) and (iii) determine the compensation of our Chief Executive Officer (“CEO”), our other executive officers and, as the Compensation Committee deems appropriate, our non-officer employees, as well as to evaluate the performance of our executive officers.

Compensation Program Philosophy and Objectives

Our primary objective with respect to compensation is to provide competitive compensation and benefits that allow us to motivate, reward, retain and, as necessary, attract high quality executive officers, portfolio managers and other employees. The Compensation Committee will review the current compensation practices and establish a long-term compensation program that will seek to achieve the Company’s objectives. Our philosophy reflects a belief that competitive compensation programs will contain a mix of four elements: an adequate base salary, an annual cash bonus, which may be guaranteed or tied to relevant success measures, a long-term component that will provide an ownership-like stake in the longer-term success of the Company and a retention award that encourages continued service. In 2009, the compensation of our named executive officers consisted of a base salary and a guaranteed minimum cash bonus or cash retention award. Going forward, we will strive to incorporate pay-for-performance features in our employment arrangements with our named executive officers. As such, we expect variable portions of compensation to constitute a significant component of each named executive officer’s pay, and the aggregate amount of such variable compensation will reflect the achievement of specific corporate objectives and individual performance goals.

Certain performance elements that we will consider in our variable bonus programs are not directly quantifiable and may include factors such as responsiveness to unforeseen situations, operation within challenging business environments, creativeness, teamwork and demonstration of the other values and work ethic that we believe are critical to our success. Other performance elements we anticipate considering will be subject to direct measurement and tied to the oversight responsibilities of the particular named executive officer. We will strive to design our compensation programs to ensure that both qualitative and quantitative measures of performance are aligned with the long-term interests of the Company and to promote the interests of stockholders by focusing named executive officers on achieving improved performance.

In addition to rewarding employees for achieving specific corporate and individual performance goals, our compensation program will be designed to reward the level of responsibility of, and the position undertaken by, our named executive officers. We will also seek to reward continued employment to support operations and to protect our institutional knowledge. As a matter of philosophy, we believe compensation and accountability should generally increase with position and responsibility. As a result, we anticipate that total compensation will be higher for individuals with greater responsibility and greater ability to influence our achievement of targeted results and strategic initiatives. Additionally, we anticipate that as position and responsibility increases, a greater portion of the named executive officer’s total compensation will be variable pay contingent on the achievement of performance objectives, continued employment or both. While this may not always be the case, we generally intend that equity-based compensation will be higher for persons with higher levels of responsibility, making a portion of their total compensation dependent on long-term increases in the value of the Company.

Finally, one of our key objectives will be to ensure that the compensation provided to our named executive officers remains reasonable and responsible, yet in line with our goals of retaining, motivating, rewarding and, as necessary, attracting our key personnel. We recognize that our Company is navigating through a very difficult business environment and that this situation places extraordinary demands on our named executive officers and other employees. We remain cognizant of our need to balance controlling costs with our need to offer competitive compensation programs that are aligned with our corporate goals and objectives. Without competitive compensation packages and retention incentives, particularly in a challenging public company environment, we believe that losses of management talent will be more likely, and any such defections could cause serious short- and long-term challenges for our business and operations.

Process for Evaluating and Establishing Executive Compensation

In 2009, the Compensation Committee engaged Johnson Associates, Inc., a compensation consultant, to provide advice and recommendations with respect to our executive compensation policies and arrangements, including providing market pricing with respect to the Company’s executive officers and summarizing the competitive compensation landscape in the markets. The compensation consultant also provides perspectives on market trends that may impact Compensation Committee decisions. Johnson & Associates does not provide any other services to the Company. The Compensation Committee may also engage additional consultants and other professionals to, if and as applicable, negotiate employment agreements with our named executive officers, develop our time- and performance-based incentive compensation programs and structure our director compensation program.

The Role of the Compensation Committee

The Compensation Committee oversees all compensation evaluations and decisions related to our named executive officers. It will also review the appropriateness of the financial measures used in any incentive plans and the degree of difficulty in achieving specific performance targets. The Compensation Committee is responsible for establishing compensation levels for all our named executive officers. The Compensation Committee expects to work with our CEO concerning strategic objectives and performance targets and may use consultants to collect information regarding competitive practices and to help devise and administer fair and equitable compensation programs on a going-forward basis.

The compensation arrangements of our named executive officers have not been significantly modified since the Merger. Pending completion of the Acquisition, the Compensation Committee intends to work with its compensation consultant and review the current compensation practices and policies to craft a long-term executive compensation program that will achieve the Company’s objectives. Currently, however, the Compensation Committee seeks to retain flexibility in executive compensation arrangements in light of the challenging market conditions. As a general proposition, the Compensation Committee will attempt to determine the overall best mix of fixed, incentive and retention compensation for each position. In making this determination, the Compensation Committee will be guided by the compensation philosophy described herein and, among other things, historical compensation levels, the relative compensation levels among our named executive officers and possibly the competitive pay practices at other companies using third-party compensation studies. The Compensation Committee may also consider industry and market conditions, any unique challenges and burdens imposed on our named executive officers, corporate performance versus a peer group of companies and the overall effectiveness of our compensation program in achieving desired performance levels.

The Compensation Committee has the ability, pursuant to its charter, to form and delegate authority to subcommittees comprised entirely of independent directors or its chair when appropriate, but has not done so to date.

The Role of Named Executive Officers in Compensation Decisions

Our CEO will play a significant role in the compensation-setting process and will be responsible for evaluating the performance of our named executive officers on an annual basis. Unless otherwise contractually provided, these evaluations will be used to determine discretionary bonuses, if any, for the prior fiscal year, to establish the individual and corporate performance objectives for each named executive officer for the current fiscal year, to set their base salaries for the next fiscal year, to determine the portion of total compensation that will be contingent or performance-based pay, to recommend any retention bonus element and to consider and approve any grants of equity or equity-like incentive compensation. Based on our CEO’s review and evaluation, he will make compensation recommendations to the Compensation Committee, including recommendations for performance targets and objectives, salary adjustments, bonus levels, retention compensation and long-term equity-based incentive awards. In performing these responsibilities, our CEO will meet with and consider the opinion of our other executives prior to making final assessments about performance. Final decisions with respect to total compensation of our named executive officers will reside with the Compensation Committee.

Benchmarking

Although competitive information, or benchmarking, is extremely useful in our industry, we currently do not believe that it is appropriate to establish compensation levels primarily based on benchmarking. While we recognize that our compensation practices must be competitive in the marketplace, such marketplace information is only one of the many factors that we may consider in assessing the reasonableness of compensation. When we consider the total compensation packages of our named executive officers, our CEO and the Compensation Committee may consider many factors, including the existence of employment agreements, historical compensation, market conditions, company performance and challenges, equity performance, liquidity, profitability, consultant studies and internal priorities to ensure that the compensation we award is appropriate to our circumstances and competitive in the marketplace.

Elements of Named Executive Officer Compensation

Base Salary

We provide our named executive officers with a base salary designed to provide each named executive officer with regular income that we consider appropriate in light of the named executive officer’s qualifications, experience and industry knowledge, the quality and effectiveness of their leadership at our Company, the scope of their responsibilities, the goals and objectives established for the named executive officer, the named executive officer’s past performance and future potential, the base salary paid to officers in comparable positions at companies considered as competitors, internal pay equity, the tax deductibility of base salary and their total compensation arrangement. We do not apply any specific weighting to these factors. The specific salary amounts for our named executive officers also are influenced by the application of these factors in the negotiated terms of their past and/or continuing employment or retention agreements, some of which date back to 2004, prior to the Merger. Base salaries in 2009 generally remained at their 2008 levels other than nominal increases to reflect adjustments within specific departments. The Compensation Committee, in its discretion, also considers the level of a named executive officer’s base salary in determining the potential annual or retention bonus, such that the total cash compensation per year retains some level of parity from executive to executive for comparable positions and responsibilities.

Annual Cash Bonus Plan

Pursuant to the employment agreement with Mr. Trutter, Mr. Trutter received a guaranteed bonus of $783,750 for services rendered during 2009 (an amount equal to his minimum guaranteed 2008 bonus) and will receive a guaranteed bonus of $391,875 for services rendered during 2010 (one-half of his minimum guaranteed 2008 bonus level). These amounts were determined in connection with the negotiation of the amendment of his employment agreement in 2009, pursuant to which he also committed to invest $500,000 in DPLC to which the Company had committed to invest a certain minimum amount. Mr. Trutter’s investment resulted in a corresponding reduction in the amount of the Company’s commitment. Mr. Trutter’s 2009 retention bonus is described in more detail below. In addition, Messrs. Straub and Contreras received bonuses for 2009 pursuant to retention bonus arrangements discussed below. Mr. Knecht was paid a pro-rated guaranteed bonus for 2009 based on the terms of his employment agreement that expired in July 2009. In the future, we intend to give our named executive officers an opportunity to obtain annual cash bonuses under an incentive bonus plan for achievement of specified performance objectives. We plan to make awards from an established bonus pool. The Compensation Committee will determine the total size of our bonus pool by taking into account our qualitative and financial performance. We expect that our CEO will make recommendations as to the size of an award to any particular named executive officer, other than himself, by considering each individual’s performance as measured against market benchmarks, pre-set performance targets and objectives and his or her individual impact on our overall performance. The formal structure of the plan will be developed under the supervision of the Compensation Committee after consideration of advice provided by consultants, legal counsel and the Interim Chairman of our Board.

Equity-Based Compensation Arrangements

Although we had not made equity grants to individual employees in the past, on April 18, 2008, we granted performance shares in the form of restricted stock units (“Performance Shares”) to certain of DCM’s employees (including to certain of our named executive officers) in lieu of cash as partial payment of their 2007 bonus. The Performance Shares represent the right to receive shares of our common stock on March 3, 2011, subject to forfeiture and acceleration upon specified events.

We did not make any equity grants to named executive officers in 2009. However, going forward, we plan to structure individual equity-based compensation arrangements that align the long-term interests of our named executive officers with the interests of our stockholders. We expect to work with consultants to develop the criteria that we will use in structuring our equity-based compensation arrangements.

Retention Bonus Arrangements

As previously disclosed, Mr. Trutter’s original employment agreement with DCM, dated June 26, 2004, provided for a retention bonus of $2 million (the “Retention Bonus”) if Mr. Trutter remained employed by DCM through June 25, 2009. In consideration for Mr. Trutter’s agreement to commit to invest $500,000 in DPLC, DCM agreed to accelerate the vesting of a portion of the Retention Bonus equal to $400,000, after taxes, in a letter agreement, dated May 11, 2009, between DCM and Mr. Trutter. Mr. Trutter received the $400,000, after taxes, within five days following May 11, 2009 and the remainder of the Retention Bonus within five days following June 25, 2009.

Pursuant to the terms of Mr. Straub’s employment agreement, dated as of May 9, 2008, Mr. Straub received a retention bonus payment of $200,000 on May 9, 2009, the day after the employment agreement expired. On May 11, 2009, we entered into a letter agreement (the “Straub Retention Agreement”) with Mr. Straub, our senior vice president, chief financial officer and treasurer, providing certain assurances with respect to Mr. Straub’s 2009 compensation. The Straub Retention Agreement provided that Mr. Straub’s 2009 annual salary would be no less than his 2008 annual salary of $350,000 and guaranteed Mr. Straub a 2009 cash bonus of $112,500 to be paid by March 31, 2010, provided that he remained employed by DCM on the date of such payment. This guaranteed bonus amount was approved by the Compensation Committee, in its discretion, at a level that represented 75% of Mr. Straub’s 2008 bonus.

On May 11, 2009, we also entered into a letter agreement (the “Contreras Retention Agreement”) with Mr. Contreras, our senior vice president, general counsel and secretary, providing certain assurances with respect to Mr. Contreras’ 2009 compensation. The Contreras Retention Agreement provided that Mr. Contreras’ 2009 annual salary would be no less than his 2008 annual salary of $200,000 and guaranteed Mr. Contreras a 2009 cash bonus of $187,500 to be paid by March 31, 2010, provided that he remained employed by DCM on the date of such payment. This guaranteed bonus amount was approved by the Compensation Committee, in its discretion, at a level that represented 75% of Mr. Contreras’ 2008 bonus.

Severance and Change-in-Control Arrangements

Except as set forth below, we do not have any severance or change-in-control arrangements with our named executive officers. We expect that the adoption of any such arrangement or the incorporation of any such provisions in future agreements will be approved by the Compensation Committee. Severance or change-in-control provisions will in general only be approved in those cases where the Compensation Committee believes the benefits of such arrangements, including attracting or retaining key employees, outweigh the costs. The grant agreements with respect to the Performance

Shares include provisions that either accelerate the distribution of the underlying common stock or require cash distributions in lieu of common stock upon the occurrence of certain changes-in-control.

Pursuant to our existing employment agreement with Mr. Trutter, our CEO, which expires on December 31, 2010, in the event that he is terminated without “cause” or resigns for “good reason”, Mr. Trutter will be entitled to receive (i) any due but unpaid portion of his guaranteed bonus payments of $783,750 for fiscal year 2009 and $391,875 for fiscal year 2010 in accordance with our normal bonus payment practices and (ii) the base salary of $416,250 per year that he would have received through December 31, 2010 in accordance with our normal payroll practices. However, if such termination or resignation is in connection with a change of control, Mr. Trutter will be entitled to receive a guaranteed bonus payment of $783,750 for fiscal year 2010. For more information regarding the terms of Mr. Trutter’s employment agreement, see “Potential Payments Upon Termination or Change of Control.”

Pursuant to the Straub Retention Agreement, in the event that Mr. Straub’s employment had been terminated without “cause” (as determined by the Compensation Committee) prior to the payment of his guaranteed bonus for fiscal year 2009, he would have been entitled to receive $150,000 in cash within 10 days of his termination date.

Pursuant to the Contreras Retention Agreement, in the event that Mr. Contreras’ employment had been terminated without “cause” (as determined by the Compensation Committee) prior to the payment of his guaranteed bonus for fiscal year 2009, he would have been entitled to receive $250,000 in cash within 10 days of his termination date.

Additional Benefits

Our named executive officers participate in other employee benefit plans generally available to all employees on the same terms, such as medical, dental, life, disability insurance programs and a 401(k) plan. We do not provide our named executive officers with significant perquisites or similar personal benefits.

Summary Compensation Table

The following Summary Compensation Table discloses the compensation information for each of our named executive officers for the fiscal years 2009, 2008 and 2007:

Name and Principal Position	Year		Salary ($)	Bonus ($)	Stock Awards(6) ($)	All Other Compensation(7) ($)	Total ($)
Jonathan W. Trutter(1)	2009		450,000	2,783,750	—	14,310	3,248,060
Chief Executive Officer	2008		450,000	883,750	635,301	7,822	1,976,873
	2007	(4)	12,329	687,500	—	5,365	705,194
Francis P. Straub(2)	2009		350,000	312,500	—	4,365	666,865
Chief Financial Officer and	2008		297,397	150,000	41,721	240	489,358
Treasurer	2007	(5)
Luke D. Knecht(3)	2009		400,000	202,561	—	5,740	608,301
Chief Operating Officer of DCM	2008		400,000	375,000	—	240	775,240
	2007	(4)	10,959	375,000	—	5,365	391,324
Robert A. Contreras	2009		210,417	187,500	—	4,365	402,282
Senior Vice President, General	2008		200,000	250,000	56,892	240	507,132
Counsel and Secretary	2007	(5)

(1)	In accordance with an employment agreement with Mr. Trutter, entered into on June 26, 2004, Mr. Trutter was entitled each year to an annual guaranteed bonus of no less than $783,750. In addition, Mr. Trutter earned a retention bonus of $2 million in 2009, as a result of remaining employed by DCM or any of its affiliates through June 25, 2009. During 2009, $100,000 of Mr. Trutter’s 2008 bonus amount was paid in the form of a capital contribution on his behalf into DPLC. Mr. Trutter’s 2007 bonus consisted of $687,500 in cash and $837,500 in Performance Shares, which were granted in 2008.

(2)

In accordance with an employment agreement with Mr. Straub, entered into on May 9, 2008, Mr. Straub earned a retention bonus of $200,000 in 2009, as a result of remaining employed by DCM or any of its affiliates through May 9, 2009.

(3)	Mr. Knecht was entitled to an annual guaranteed bonus of no less than $208,561 for 2009, but Mr. Knecht agreed to forego $6,000 of this amount.

(4)

The 2007 salary earned by Mr. Trutter and Mr. Knecht represents the amounts from December 21, 2007, the date of the Merger, through December 31, 2007. However, the entire fiscal year 2007 bonus and stock awards paid to the named executive officers are reflected in the table.

(5)	Mr. Straub and Mr. Contreras became named executive officers in 2008.

(6)

The Performance Shares were granted in 2008, but were a portion of the named executive officers’ bonus for fiscal year 2007. The dollar values of the awards to Messrs. Trutter, Straub and Contreras were $837,500, $55,000 and $75,000, respectively, and the number of shares granted was based on a price per share of $17.533, which was the average of the closing price of our common stock on March 6, 7 and 10, 2008. The values for these awards shown in the table are based on a price per share of $13.30, pursuant to ASC Topic 718—Compensation—Stock Compensation, which requires the price be equal to the closing price of the common stock on the grant date of March 10, 2008.

(7)	The following table identifies and quantifies each item included in the All Other Compensation column for 2009:

Name	401(k) Plan Matching Contribution ($)	Company Paid Life Insurance Premiums ($)	Other(a) ($)	Total ($)
Jonathan W. Trutter	5,500	240	8,570	14,310
Francis P. Straub III	4,125	240	—	4,365
Luke D. Knecht	5,500	240	—	5,740
Robert A. Contreras	4,125	240	—	4,365

(a)	Mr. Trutter’s Other compensation of $8,570 relates to dividends and interest associated with a restricted stock award paid in March 2009.

2009 Grants of Plan-Based Awards

There were no grants of plan-based awards for our named executive officers in fiscal year 2009.

2009 Outstanding Equity Awards at Fiscal Year-End

	Restricted Stock Units		Restricted Stock
Name	No. of Shares or Units of Stock That Have Not Vested(1)	Market Value of Share or Units of Stock That Have Not Vested(2) ($)	No. of Shares or Units of Stock That Have Not Vested(3)	Market Value of Share or Units of Stock That Have Not Vested(2) ($)
Jonathan W. Trutter	56,790	261,234	433	1,992
Francis P. Straub III	3,729	17,153	—	—
Luke D. Knecht	—	—	—	—
Robert A. Contreras	5,086	23,396	—	—

(1)

Performance Shares in the form of restricted stock units were awarded to the named executive officers pursuant to our Stock Incentive Plan as partial payment of their respective bonuses for fiscal year 2007, which would otherwise have been payable in cash. Each Performance Share awarded represents the right to receive one share of our Common Stock on March 3, 2011, subject to forfeiture only in the case of termination for cause or acceleration upon specified conditions. The number of Performances Shares granted is subject to adjustment for dividends or other distributions paid between March 3, 2008 and March 3, 2011 and may also be adjusted, as determined by our Board, in connection with any stock dividends, stock splits, subdivisions or consolidations of shares (including reverse stock splits) or similar changes in our capitalization. The number of Performance Shares was adjusted to reflect the 1-for-10 reverse stock split that we effected after the close of business on October 16, 2008. The numbers of performance shares reported include 9,023, 592 and 808 performance shares for Messrs. Trutter, Straub and Contreras, respectively, that were acquired in connection with the reinvestment of dividend equivalents when a dividend was paid to common stockholders of the Company in October 2008.

(2)	The market value is as of December 31, 2009.

(3)	The restricted stock vested on March 29, 2010, which is the 4th business day following the Company’s 10-K filing for fiscal year 2009, pursuant to the amended award agreement.

2009 Stock Vested

Name	No. of Shares Acquired on Vesting	Value Realized on Vesting ($)
Jonathan W. Trutter	433	433

Potential Payments Upon Termination or Change of Control

The table below reflects the amount of compensation that would have been payable to each of the named executive officers of the Company in the event of a termination of such executive’s employment or upon a change in control of the Company, in each case as of December 31, 2009. There are no additional benefits paid upon retirement pursuant to the employment agreements in effect as of December 31, 2009.

	Jonathan W. Trutter ($)(5)	Francis P. Straub III ($)	Luke D. Knecht ($)	Robert A. Contreras ($)
Discharge Without Cause Or Resignation With Good Reason—No Change in Control
Salary Continuation(1)	450,000	—	—	—
Bonus Continuation(2)	1,175,625	—	—	—
Lump Sum Payment(3)	—	150,000	—	250,000
Restricted Stock Vesting	1,992	—	—	—
Discharge Without Cause Or Resignation With Good Reason—Change in Control
Salary Continuation(1)	450,000	—	—	—
Bonus Continuation(2)	1,567,500	—	—	—
Lump Sum Payment(3)	—	150,000	—	250,000
Restricted Stock Vesting	1,992	—	—	—
Performance Shares Restrictions Lapse(4)	219,728	14,430	—	19,679
Change in Control—No Termination of Employment
Performance Shares Restrictions Lapse(4)	219,728	14,430	—	19,679
Death of Disability
Restricted Stock Vesting	1,992	—	—	—

(1)

The employment agreement with Mr. Trutter provides for salary continuation payments through December 31, 2010 in accordance with the Company’s normal payroll payment practices. Mr. Trutter is prohibited from performing competing investment management services following termination of employment until the earlier of (i) six months following the last salary continuation payment and (ii) July 1, 2011. He is also subject to certain other non-competition and non-solicitation obligations until the earlier of (i) two years following a termination of employment and (ii) December 31, 2012.

(2)

The employment agreement with Mr. Trutter provides for bonus continuation payments of $783,750 for 2009 and $391,875 for 2010 (or $783,750 for 2010 in the event of a change of control) payable no later than March 15, 2010 and 2011, respectively.

(3)	The Straub Retention Agreement and the Contreras Retention Agreement entitled Mr. Straub and Mr. Contreras to a lump sum payment payable within ten days of termination.

(4)

The Performance Shares’ restrictions lapse upon a change of control as defined in the agreement. The definition of a change of control for these purposes means (i) the ownership or acquisition by any person (other than a qualified affiliate) of more than fifty percent (50%) of the Company’s then outstanding voting securities; (ii) the merger or consolidation of the Company with or into any other person (other than a qualified affiliate), if, immediately following the merger or consolidation, persons who did not own outstanding voting securities immediately before the merger or consolidation directly or indirectly own more than fifty percent (50%) of the outstanding shares of voting stock of the surviving entity; (iii) any one or a series of related sales or conveyances to any person (other than any one or more qualified affiliates) of all or substantially all of the assets of the Company; (iv) the complete liquidation or dissolution of the Company; or (v) continuing directors cease to be a majority of the Board.

(5)

Mr. Trutter’s employment agreement defines “Cause” as (i) his breach of any material provision thereof, (ii) his commission of a felony or violation of certain laws, (iii) his failure to substantially comply, in certain circumstances, with written rules, regulations or policies of the Company, (iv) his failure to comply with the Company’s policies with respect to insider trading, (v) his material misrepresentation at any time to any member of the Board or any superior executive officer of the Company, (vi) his willful failure or refusal to comply with his material obligations thereunder or a reasonable and lawful instruction of the Board or (viii) his commission of certain acts of fraud or gross negligence or other actions that are detrimental to the Company. Mr. Trutter’s employment agreement defines “Good Reason” as (i) a reduction in his base salary, (ii) any adverse change in his title or responsibilities, (iii) any requirement that he be based anywhere more than 50 miles outside of Chicago, Illinois or (iv) a failure by the Company to pay his base salary or guaranteed bonus when due.

Compensation and Risk

We have reviewed our employee compensation policies and practices and have determined that these policies and practices do not create risks that are reasonably likely to have a material adverse effect on the Company.

Compensation of our Non-Employee Directors

The table below describes the compensation earned by our non-employee directors in 2009. Our processes and procedures for considering and determining the amount of compensation we pay our non-employee directors consist of an annual review of director compensation by the Compensation Committee, based on factors such as our existing compensation structure, the compensation paid by comparable companies, the amount of time expected to be devoted by our non-employee directors to our matters and the complexity of those matters. Pursuant to its charter, the Compensation Committee recommends to the Board the compensation for the current year, and the Board makes a determination. The charter permits the Compensation Committee to delegate the consideration of director compensation to one or more subcommittees of the Compensation Committee, but to date, the Compensation Committee has not done so.

2009 Director Compensation(1)

Name	Fees Earned or Paid in Cash(8)(9)	Stock Awards(10)	Total
Peter H. Rothschild(2)	$870,000	$50,000	$920,000
Robert B. Machinist(3)	$167,500	$50,000	$217,500
Howard Rubin(4)	$32,821	$0	$32,821
Robert E. Fischer(5)	$129,500	$50,000	$179,500
Peter W. May(6)	$103,000	$50,000	$153,000
Stuart I. Oran(7)	$71,679	$50,000	$121,679

(1)	No director compensation was earned by Mr. Trutter in 2009.

(2)

Mr. Rothschild, as our Interim Chairman and pursuant to the 2009 Rothschild Compensation Agreement, earned a base fee of $500,000. Additionally, Mr. Rothschild earned an additional expense reimbursement of $120,000. The total base fee and reimbursement earned by Mr. Rothschild in 2009 was $620,000. In addition, the Compensation Committee awarded a $250,000 Fund Success Fee to Mr. Rothschild for the year ended December 31, 2009. See “Transactions With Related Persons and Certain Control Persons” herein for a discussion of the 2009 Rothschild Compensation Agreement and additional information regarding Mr. Rothschild’s compensation.

(3)	Mr. Machinist, as the chairperson of the Audit Committee, earned an additional cash retainer of $25,000, for a total 2009 cash retainer of $90,000.

(4)	Mr. Rubin resigned from the Board on May 19, 2009 and earned a pro-rated cash retainer for 2009 equal to $24,821.

(5)	Mr. Fischer, as the chairperson of the Nominating Committee, earned an additional cash retainer of $15,000, for a total 2009 cash retainer of $80,000.

(6)	Mr. May, as chairperson of the Compensation Committee, earned an additional cash retainer of $15,000, for a total 2009 cash retainer of $80,000.

(7)	Mr. Oran, as a director from May 19, 2009 to fiscal year end earned a pro-rated cash retainer for 2009 equal to $40,179.

(8)

In 2009, each independent director earned a cash retainer of $65,000, a fee of $1,500 for each Board meeting attended (in person or by telephone) and a fee of $1,000 for each committee meeting attended (in person or by telephone) on a date that a Board meeting was not held. Under our policy, the $1,000 committee meeting fee is also earned on a date on which a Board meeting is held if the additional preparation time for the committee meeting is significant. We also reimburse our independent directors for their travel expenses related to attending Board and committee meetings. Each independent director’s total 2009 compensation consisted of the committee fees and stock awards described herein and the cash retainers described in footnotes (3) through (7). The table above includes fees earned in 2009 regardless of when those fees were actually paid.

(9)

In December 2009, we established the Special Committee to review and evaluate the Transactions. We paid each Special Committee member a fee of $15,000 per month and the Chairman of the Special Committee $45,000 per month.

(10)

In May 2009, we granted each director other than Mr. Trutter Performance Shares worth $50,000. The Performance Shares vested on the date of the grant. Each of the Performance Shares represents the right to receive one share of our Common Stock on May 19, 2012, subject to forfeiture and acceleration upon the occurrence of certain specified events. The closing price on the NYSE Amex of our common stock on the grant date was $4.16 per share, resulting in 12,019 Performance Shares issued per director. As of December 31, 2009, Mr. Rothschild, Mr. Machinist, Mr. Fischer, and Mr. May each own 17,188 Performance Shares. Mr. Oran and Mr. Rubin own 12,019 and 5,169 Performance Shares, respectively, as of December 31, 2009.

COMENSATION COMMITTEE MATTERS

Compensation Committee Interlocks and Insider Participation

The current members of the Compensation Committee are Peter W. May, Robert E. Fischer and Robert B. Machinist. Our Board has determined that each member of the Compensation Committee is independent, as that term is defined in the NASDAQ Listing Rules. No member of the Compensation Committee was an employee of our Company during the 2009 fiscal year or an officer of our Company during any prior period. During 2009, no interlocking relationship existed between any member of our Board and any member of the compensation committee of any other company.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the “Compensation Discussion and Analysis” section of this Annual Report with management and, based on such review and discussion, the Compensation Committee recommended to the Board that it be included in this Proxy Statement.

Respectfully submitted,

Peter W. May (Chairman)
Robert E. Fischer
Robert B. Machinist

The foregoing report shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report into any filing under the Securities Act or under the Exchange Act, except to the extent we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such acts.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Persons That Beneficially Own More Than 5% of Our Voting Securities

The following table shows, as of the Record Date, the persons that are known to the Company to be the beneficial owners of more than 5% of our Common Stock, which is the only class of voting stock we have issued. Each share of our Common Stock is entitled to one vote. As of the Record Date, there were 6,455,357 shares of Common Stock outstanding. The table is based on information available to us, including stockholder filings with the SEC under Section 13 of the Exchange Act.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

The William and Claire Dart Foundation, Dart Container Corporation, Copper Mountain Investments Ltd. and Robert C. Dart (collectively, the Dart Entities),(1) 500 Hogsback Road, Mason, Michigan 48854 (for the William and Claire Dart Foundation and Dart Container Corporation), P.O. Box 31363, Grand Cayman, KY1-1206 Cayman Islands (for Copper Mountain Investments Ltd.) and P.O. Box 30229, Grand Cayman, KY1-1201 Cayman Islands (for Robert C. Dart)	916,465	14.2%

Joseph A. Jolson,(2) 600 Montgomery Street, Suite 2000, San Francisco, California 94111	395,868	6.1%

Harvest Capital Strategies LLC (formerly known as JMP Asset Management LLC),(3) 600 Montgomery Street, Suite 1100, San Francisco, California 94111	369,845	5.7%

(1)          Based on a Schedule 13G/A filed on March 26, 2009 by each Dart Entity and other information. The Dart Entities file jointly because they may be regarded as a group. However, (a) Dart Container Corporation, Copper Mountain Investments Ltd. and Robert C. Dart each disclaim beneficial ownership of the shares owned by the William and Claire Dart Foundation, (b) the William and Claire Dart Foundation disclaims beneficial ownership of the shares owned by Dart Container Corporation, Copper Mountain Investments Ltd. and Robert C. Dart, and (c) Dart Container Corporation and Copper Mountain Investments Ltd. Each disclaim beneficial ownership of the shares owned by the other. Each of the Dart Entities disclaim membership in a group.

(2)          Based on a Schedule 13G filed on February 18, 2010 by Joseph A. Jolson. Mr. Jolson has the sole voting and dispositive power for 280,868 shares held by the Jolson 1991 Trust, 15,000 shares held by the Joseph Jolson IRA and 100,000 shares held by the Jolson Family Foundation. Mr. Jolson states in Schedule 13G that the filing shall not be deemed to constitute an admission that any of such individuals is, for any purpose, the beneficial owner of any of the securities to which this Schedule relates, and expressly disclaims beneficial ownership of 100,000 shares held by the Jolson Family Foundation.

(3)          Based upon a Schedule 13G filed on February 16, 2010 by Harvest Capital Strategies LLC (“HCS”). HCS filed the Schedule 13G because it acts as the investment adviser of one or more investment partnerships, pooled investment vehicles and/or one or more client accounts that beneficially hold common stock that equal the aggregate amount set forth in its Schedule 13G (the “Securities”). As investment advisor, HCS has been granted the authority to dispose of and vote the Securities. The investment partnerships, pooled investment vehicles and/or client accounts have the right to receive (or the power to direct the receipt of) dividends received in connection with ownership of the Securities, and the proceeds from the sale of the Securities.

Ownership of Our Common Stock By Directors and Executive Officers

The following table shows, as of the Record Date, the beneficial ownership of our Common Stock by our directors, our executive officers and all of our directors and executive officers as a group. None of the shares listed below has been pledged as security except as specifically described in the footnotes to this table and none of the directors or executive officers has the right to acquire beneficial ownership of any additional shares within 60 days after the Record Date. Unless indicated otherwise in the footnotes, the address of each individual listed in the table is c/o Deerfield Capital Corp., 6250 North River Road, 9th Floor, Rosemont, Illinois 60018.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(1)
Robert E. Fischer(2)	1,145	*
Robert B. Machinist(2)	800	*
Peter W. May(3)	115,317	1.8%
Peter H. Rothschild(2)(4)	2,097	*
Stuart I. Oran(5)	1,823	*
Jonathan W. Trutter	25,963	*
Luke D. Knecht(6)	1,996	*
Francis P. Straub III	300	*
Robert A. Contreras	292	*

All directors and executive officers as a group (9 persons)	149,733	2.3%

*                 Less than 1%.

(1)          Based on 6,455,357 shares of our Common Stock outstanding as of April 19, 2010. Does not include 569,361 shares of Common Stock available for future issuance under our Stock Incentive Plan. As of April 19, 2010, 308,164 of those available shares are reserved for future issuance in connection with the Performance Shares granted to DCM employees on April 18, 2008 and to each of our independent directors on May 9, 2008 and May 19, 2009.

(2)          Includes 300 shares of stock granted to each of our independent directors in May 2005 under our Stock Incentive Plan and 250 shares of stock granted to each of our independent directors in each of May 2006 and May 2007 under that Plan.

(3)          Includes 2,155 shares of our Common Stock held in the name of May Foundation. Mr. May disclaims beneficial ownership of these shares.

(4)          Includes 564 shares of our Common Stock granted to Mr. Rothschild in December 2007 and 400 shares of our Common Stock granted to Mr. Rothschild in July 2008 under our Stock Incentive Plan for his services as our Interim Chairman. Includes 333 of our shares owned by Daroth Investors LLC, of which Mr. Rothschild is a member. Accordingly, he may be deemed to beneficially own shares owned by Daroth. Mr. Rothschild disclaims beneficial ownership of these shares.

(5)          Includes 1,050 shares of our Common Stock held in the name of Roxbury Capital Group Incentive Savings Plan, with respect to which Mr. Oran is the sole trustee; 368 shares of our Common Stock held in the name of Roxbury Capital Group Defined Benefit Plan, with respect to which Mr. Oran is the sole trustee; 405 shares of our Common Stock held in the name of the Stanley R. Becker Declaration of Trust, with respect to which Mr. Oran and his spouse are two of the four trustees. Mr. Oran disclaims beneficial ownership of these shares.

(6)          Includes shares held jointly with spouse.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions With Related Persons

Since January 1, 2009, we have entered into certain transactions, summarized below, that exceeded $120,000 in amount and in which our related persons—in general, our directors, executive officers and their immediate family members—had or would have a direct or indirect material interest.

•                  In connection with our previously announced cost-saving initiative, DCM entered into a transition employment agreement, effective January 7, 2009, with Richard G. Smith, our former chief financial officer. Mr. Smith relinquished his title as chief financial officer on November 6, 2008. In connection with his departure, Mr. Smith was given the ability to select one of three compensatory options. Per Mr. Smith’s selection, his employment with DCM was scheduled to terminate on February 25, 2009 or on such earlier date as Mr. Smith resigned. Mr. Smith resigned on January 29, 2009. Mr. Smith continued to receive his base salary and benefits through the date of his resignation and also received a $30,000 payment on February 1, 2009 and a $125,000 lump sum payment. In addition, Mr. Smith also received an additional $30,000 payment in February 2010. He was also paid approximately $6,635 for accrued but unused vacation. Mr. Smith provided a general release to DCM for any claims he might have against DCM and its affiliates. In addition, Mr. Smith executed a second release releasing DCM and its affiliates from all claims that may have arisen from December 31, 2008 through January 29, 2009. In consideration of this release, Mr. Smith received an additional one week of salary paid in accordance with DCM’s normal payroll policies.

•                  On March 5, 2009, we entered into a letter agreement (the “2009 Rothschild Compensation Agreement”) with Mr. Rothschild setting forth the fees payable to him for his services as Interim Chairman of the Board for the year ending December 31, 2009. The 2009 Rothschild Compensation Agreement provides for a base fee for 2009 of $500,000 and an expense reimbursement of $10,000 per month for expenses relating to office space, information technology and other items that Mr. Rothschild pays to his firm which provides him with office space and related infrastructure. The 2009 Rothschild Compensation Agreement also provided for two discretionary fees, a “Capital Transaction Success Fee” not to exceed $1 million and a “Non-Capital Transaction Success Fee” not to exceed $500,000, which may be paid if certain specified conditions are met. The conditions for payment of the discretionary fees included, but were not limited to, Mr. Rothschild playing an instrumental role in arranging and completing a strategic transaction that substantially increased shareholder value. The Compensation Committee has complete discretion over whether to award the Capital Transaction Success Fee and the Non-Capital Transaction Success Fee and over the amount of the fees and the portion payable as cash or non-cash compensation. In addition, the 2009 Rothschild Compensation Agreement provided for a “Fund Success Fee” of $250,000 relating to a proposed new investment fund, provided the closing of initial capital commitments to the fund occurred on or before June 30, 2009 and the total amount of such commitments exceeded $50.0 million. The $250,000 “Fund Success Fee” was paid on April 17, 2009 as a result of the launch of DPLC.

•                  On March 22, 2010, we entered into the 2010 Rothschild Compensation Agreement with Peter H. Rothschild setting forth the fees payable to him for his services as Interim Chairman of the Board for the year ending December 31, 2010. The 2010 Rothschild Compensation Agreement provides for a base fee during 2010 of $41,667 per month and an expense reimbursement of $10,000 per month for expenses relating to office space, information technology and other items which Mr. Rothschild pays to his firm which provides him with office space and related infrastructure. The 2010 Rothschild Compensation Agreement is subject to cancellation upon 30 days’ notice at the discretion of the Compensation Committee as well as upon the occurrence of certain other specified events. The 2010 Rothschild Compensation Agreement also provides for two discretionary fees, a “Capital Transaction Success Fee” not to exceed $1 million and a “Non-Capital Transaction Success Fee” not to exceed $500,000, which may be paid if certain specified conditions are met. The conditions for payment of the discretionary fees include, but are not limited to, Mr. Rothschild playing an instrumental role in arranging and completing a strategic transaction that substantially increases shareholder value. The Compensation Committee has complete discretion over whether to award the Capital Transaction Success Fee and the Non-Capital Transaction Success Fee and over the amount of the fees and the portion payable as cash or non-cash compensation, and has not yet finally determined the amount of fees to be paid in connection with consummation of the Transactions.

•                  Peter W. May, a director of the Company since December 2007, is also a director and the vice-chairman of the board of Wendy’s/Arby’s Group, Inc., a holder of approximately $48.9 million principal amount of the Company’s Series A Notes plus $115,767.08 of unpaid and accrued interest as of April 15, 2010. Since January 1, 2009, none of the principal amount of the Series A Notes held by Wendy’s/Arby’s Group has been repaid and $3,550,620 has been paid in interest on the Series A Notes held by Wendy’s/Arby’s Group. The Series A Notes held by Wendy’s/Arby’s Group, Inc. are expected to be discharged for an aggregate amount of approximately $31 million plus all unpaid and accrued interest in cash by the Company as of the closing date of the Transactions. Mr. May took no part in the consideration of the Acquisition or the Stock Issuances.

•                  Jonathan W. Trutter, our Chief Executive Officer and a member of the Board, owns approximately $637,000 in principal amount of Series A Notes plus $1,536.51 of unpaid and accrued interest as of April 15, 2010. Since January 1, 2009, none of the principal amount of the Series A Notes held by Mr. Trutter has been repaid and $47,127 has been paid in interest the Series A Notes held by Mr. Trutter. The Series A Notes held by Mr. Trutter are expected to be discharged for an aggregate amount of $408,000 plus unpaid and accrued interest in cash by the Company as of the closing date of the Transactions.

•                  During April 2009, Mr. Trutter committed to invest up to $500,000 in DPLC, of which approximately $135,000 was called by DPLC. In connection with the DPLC Restructuring, DPLC made a distribution to Mr. Trutter equal to his entire capital account balance.

Our Controls for Approving Transactions with Related Persons

Our policies and procedures for the review, approval and ratification of our transactions with related persons consist of various conflict of interest provisions in our Code of Ethics, including that our directors report to the Board any conflict of interest they may have with respect to any matter being considered by the Board and that our related persons involved in our portfolio management obtain the prior approval of DCM’s Chief Compliance Officer for their personal purchases of securities in private offerings.

Director Independence

Our Board has determined that the following members of the Board are “independent,” as that term is defined in our Corporate Governance Guidelines and the general independence standards of the NASDAQ:

Name	Class
Peter W. May	I (term expires at the 2011 annual meeting)
Stuart I. Oran	II (term expires at the 2012 annual meeting)
Robert E. Fischer	II (term expires at the 2012 annual meeting)
Robert B. Machinist	III (term expires at the Meeting)

These four independent directors constitute a majority of our Board and are the only members of our three standing Board committees (the Audit, Compensation and Nominating & Corporate Governance committees). Our Board has also determined that those four independent directors have no material relationships with us that would prevent them from qualifying as independent under the NASDAQ Listing Rules. Mr. May has indicated that he intends to resign from the Board following the consummation of the Transactions and the Board intends to fill the vacancy created thereby with an individual who qualifies as an independent director.

Our Corporate Governance Guidelines also set forth our policies regarding the qualifications of directors, the identification of candidates for Board positions, the responsibilities of directors, the committees of the Board, director access to our officers, director orientation and continuing education, director annual performance evaluation and director compensation. A current copy of our Corporate Governance Guidelines is available on our website at www.deerfieldcapital.com, under the section entitled “DFR Stockholder Info—Corporate Governance.” The information on our website is not incorporated into this Annual Report.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

For the fiscal years ended December 31, 2009 and 2008, all of the services performed by Deloitte were approved by the Audit Committee. The following table sets forth the services provided by, and aggregate fees paid to, Deloitte for each of the last two fiscal years:

Fee	Year	Amount	Description of Services

Audit Fees	2009	$771,724

Audit of our 2009 financial statements and review of our financial statements in our Quarterly Reports on Form 10-Q, including an assessment of the effectiveness of our internal controls over financial reporting.

	2008	$1,208,560

Audit of our 2008 financial statements and review of our financial statements in our Quarterly Reports on Form 10-Q, including an assessment of the effectiveness of our internal controls over financial reporting.

Audit-Related Fees	2009	$87,600	Services relating to certain agreed upon procedures, prospective consulting and consulting on potential strategic transactions.

	2008	$46,314	Services relating to certain agreed upon procedures in connection with a revolving warehouse facility.

Tax Fees	2009	$154,424	Preparation of our federal and state income tax returns, other compliance reporting and consultation and discussion on tax-related issues.

	2008	$201,534

Preparation of our federal and state income tax returns, other compliance reporting, consultation and discussion on tax-related issues, calculation of taxable income on certain of our investments and review of our 2008 taxable income and REIT qualification test calculations.

All Other Fees	2009	$—	N/A

	2008	$—	N/A

Total Fees	2009	$1,013,748

	2008	$1,456,408

Pre-Approval of the Independent Registered Public Accounting Firm’s Services

The Audit Committee has adopted policies and procedures for pre-approving all audit and non-audit services provided by our independent registered public accounting firm and its affiliates. These policies require the specific pre-approval of any such services that have not received the Audit

Committee’s general pre-approval or have exceeded the Audit Committee’s pre-approved fee levels. These procedures include monitoring the independent registered public accounting firm’s services to determine whether they comply with the pre-approval policies and the independent registered public accounting firm’s submission of a statement to the Audit Committee that any services it performs that require separate pre-approval comply with the rules of the SEC on auditor independence.

The Audit Committee pre-approved 100% of the audit-related, tax and other fees described in the table above for 2008 and 2009.

PART IV.

ITEM 15.    EXHIBITS

(a)   The following documents are filed as part of this Annual Report on Form 10-K/A:

(3)   Exhibits:

Ex. No.	Description of Exhibit

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

*      Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEERFIELD CAPITAL CORP.		Date:	May 14, 2010

By:	/s/ JONATHAN W. TRUTTER
Name: Jonathan W. Trutter
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ PETER H. ROTHSCHILD	By:	/s/ ROBERT E. FISCHER
	Peter H. Rothschild, Interim Chairman and Director		Robert E. Fischer, Director

Date:	May 14, 2010	Date:	May 14, 2010

By:	/s/ ROBERT B. MACHINIST	By:	/s/ STUART I. ORAN
	Robert B. Machinist, Director		Stuart I. Oran, Director

Date:	May 14, 2010	Date:	May 14, 2010

By:	/s/ JONATHAN W. TRUTTER
Jonathan W. Trutter, Chief Executive Officer and Director (Principal Executive Officer)

Date:	May 14, 2010

By:	/s/ FRANCIS P. STRAUB III
Francis P. Straub III, Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date:	May 14, 2010