Form 10-Q
period 2010-03-31
Deerfield Capital Corp.
filed 2010-05-17
CIK 1313918

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number: 1-32551

DEERFIELD CAPITAL CORP.

(Exact name of registrant as specified in its charter)

Maryland	20-2008622
(State of incorporation)	(I.R.S. Employer
Identification No.)

6250 North River Road, 12th Floor, Rosemont, Illinois 60018

(773) 380-1600

(Address, including zip code, and telephone number,

including area code, of registrant’s principal executive offices)

6250 North River Road, 9th Floor, Rosemont, Illinois 60018

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

There were 6,455,357 shares of the registrant’s Common Stock outstanding as of May 14, 2010.

DEERFIELD CAPITAL CORP.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2010

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this quarterly report on Form 10-Q, (“Quarterly Report”) and the information incorporated by reference into this Quarterly Report are forward-looking as permitted by the Private Securities Litigation Reform Act of 1995. These include statements regarding future results or expectations. Forward-looking statements can be identified by forward-looking language, including words such as “believes,” “anticipates,” “expects,” “estimates,” “intends,” “may,” “plans,” “projects,” “will” and similar expressions, or the negative of these words. Such forward-looking statements are based on facts and conditions as they exist at the time such statements are made. Forward-looking statements are also based on predictions as to future facts and conditions, the accurate prediction of which may be difficult and involve the assessment of events beyond our control. Forward-looking statements are further based on various operating assumptions. Caution must be exercised in relying on forward-looking statements. Due to known and unknown risks, actual results may differ materially from expectations or projections. We do not undertake any obligation to update any forward-looking statement, whether written or oral, relating to matters discussed in this Quarterly Report, except as may be required by applicable securities laws. All future written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referenced above. In addition, it is our policy generally not to make any specific projections as to future earnings, and we do not endorse any projections regarding future performance that may be made by third parties.

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

•                  our ability to maintain compliance with the continued listing standards of the NASDAQ Stock Market LLC (the “NASDAQ”) and to maintain the listing of our securities on a national securities exchange;

•                  our ability to generate earnings or raise capital to maintain positive stockholders’ equity;

•                  rapid changes in the fair values of our assets, making it difficult for us to comply with our exemption from registration under the Investment Company Act of 1940, as amended (“1940 Act”);

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

•                  the impact on our investments and business strategy resulting from conservatorship of the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and related efforts, along with any changes in laws and regulations affecting the relationship between Fannie Mae and Freddie Mac and the U.S. government;

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

Relating to the Acquisition and the Stock Issuances (each as defined below):

•                  our inability to integrate Columbus Nova Credit Investments Management, LLC (“CNCIM”) into our business successfully and the amount of time and expense spent and incurred in connection with the integration;

•                  failure to realize the economic benefits that we anticipate as a result of the acquisition of all of the outstanding equity interest in CNCIM from Bounty Investments, LLC (the “Acquisition”) ;

•                  failure to uncover all risks and liabilities associated with the Acquisition;

•                  impacts of the issuance of $25 million in aggregate principal amount of our senior subordinated convertible notes (the “Convertible Notes”) and the use of proceeds thereof, including its impact on our liquidity, ability to raise additional capital and financial condition;

•                  impacts of the issuances of our common stock in connection with the Acquisition and any conversion of the Convertible Notes (the “Stock Issuances”), including dilution of the ownership of the our common stock;

•                  failure to obtain any necessary third party consents or satisfy any of the other conditions of the Acquisition;

•                  effects on the market price of our common stock and on our operating results because of a failure to complete the Acquisition and the Stock Issuances;

•                  impacts of the Stock Issuances on our ability to use our net operating losses, net capital losses and certain recognized built-in losses to offset future taxable income and gains; and

•                  effects of reduction in management fees or AUM from the CLOs managed by CNCIM resulting from payment defaults by issuers of the underlying collateral, downgrades of the underlying collateral by the rating agencies or depressed market values of the underlying collateral, all of which may contribute to the triggering of certain structural provisions and/or events of default built into CLOs.

These and other factors could cause our actual results to differ materially from those described in the forward looking statements set forth in our annual report on Form 10-K for the year ended December 31, 2009, including those factors set forth in our annual report under the heading “Risk Factors” as well as other factors set forth in this Quarterly Report and our other public filings with the SEC and public statements.  Readers of this Quarterly Report are cautioned to consider these risks and uncertainties and not to place undue reliance on any forward-looking statements.

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2010	2009
	(In thousands, except share
	and per share amounts)
ASSETS
Cash and cash equivalents	$36,289	$48,711
Due from broker	5,021	14,606
Restricted cash and cash equivalents	29,451	19,296
Investments at fair value, including $285,799 and $303,763 pledged	313,230	326,810
Other investments	1,345	4,287
Derivative assets	26	74
Loans held for sale	517	536
Loans held for investment	276,609	278,585
Allowance for loan losses	(12,764)	(15,889)
Loans held for investment, net of allowance for loan losses	263,845	262,696
Investment advisory fee receivables	1,154	2,117
Interest receivable	3,208	3,420
Other receivable	28,426	2,890
Prepaid and other assets	8,220	7,043
Fixed assets, net	2,368	6,505
Intangible assets, net	19,781	21,231
Assets held in Consolidated Investment Products:
Due from broker	10,746	—
Restricted cash and cash equivalents	160,392	—
Investments at fair value	2,199,578	—
Derivative assets	25	—
Interest receivable	10,111	—
Other receivable	2,496	—
Total assets held in Consolidated Investment Products	2,383,348	—
TOTAL ASSETS	$3,096,229	$720,222

LIABILITIES
Repurchase agreements, including $26 and $34 of accrued interest	$277,623	$291,463
Due to broker	16,904	803
Derivative liabilities	236	450
Redemptions payable	9,145	—
Interest payable	647	1,103
Accrued and other liabilities, including $312 and $364 at fair value	4,276	6,214
Long term debt	410,524	413,329
Liabilities held in Consolidated Investment Products:
Due to broker	59,328	—
Derivative liabilities	10,472	—
Interest payable	3,451	—
Long term debt	2,069,394	—
Total liabilities held in Consolidated Investment Products	2,142,645	—
TOTAL LIABILITIES	2,862,000	713,362

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001:
100,000,000 shares authorized; 14,999,992 shares issued and zero outstanding	—	—
Common stock, par value $0.001:
500,000,000 shares authorized; 6,455,357 and 6,455,357 shares issued and 6,455,357 and 6,454,924 shares outstanding	6	6
Additional paid-in capital	867,095	866,557
Accumulated other comprehensive loss	(110)	(87)
Accumulated deficit	(877,292)	(877,155)
Appropriated retained earnings related to noncontrolling interest	235,455	—
Noncontrolling interest in consolidated entity	9,075	17,539
TOTAL STOCKHOLDERS’ EQUITY	234,229	6,860

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,096,229	$720,222

See notes to condensed consolidated financial statements.

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended March 31,
	2010	2009
	(In thousands, except share and per share amounts)
Revenues
Interest income	$31,502	$13,782
Interest expense	7,694	6,999
Net interest income	23,808	6,783
Provision for loan losses	4,186	2,107
Net interest income income after provision for loan losses	19,622	4,676
Investment advisory fees	2,896	4,737
Total net revenues	22,518	9,413

Expenses
Compensation and benefits	2,841	3,354
Professional services	2,288	790
Insurance expense	692	764
Other general and administrative expenses	1,911	946
Depreciation and amortization	5,738	1,635
Occupancy	490	639
Cost savings initiatives	—	197
Impairment of intangible assets	168	—
Total expenses	14,128	8,325

Other Income and Gain (Loss)
Net loss on available-for-sale securities	—	(31)
Net gain on investments at fair value	73,032	5,138
Net loss on liabilities at fair value	(87,855)	—
Net gain on loans	2,754	5,815
Net loss on derivatives	(667)	(404)
Dividend income and other net (loss) gain	1,046	(49)
Net other income and gain (loss)	(11,690)	10,469
Income (loss) before income tax expense	(3,300)	11,557
Income tax expense	—	18

Net income (loss) attributable to common stockholders	(3,300)	11,539
Net loss attributable to noncontrolling interest	3,163	—
Net income (loss) attributable to Deerfield Capital Corp.	$(137)	$11,539

Net income (loss) attributable to Deerfield Capital Corp. per share - basic	$(0.02)	$1.72
Net income (loss) attributable to Deerfield Capital Corp. per share - diluted	$(0.02)	$1.72

WEIGHTED-AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC	6,763,098	6,702,329
WEIGHTED-AVERAGE NUMBER OF SHARES OUTSTANDING - DILUTED	6,763,098	6,702,329

See notes to condensed consolidated financial statements.

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

	Deerfield Capital Corp. Stockholders
						Appropriated
				Accumulated		retained earnings	Noncontrolling
	Common Stock		Additional	Other		related to	interest in
		Par	Paid-in	Comprehensive	Accumulated	noncontrolling	consolidated		Comprehensive
	Shares	Value	Capital	Loss	Deficit	interests	equity	Total	Loss
	(In thousands)
Balance - January 1, 2010	6,455	$6	$866,557	$(87)	$(877,155)	$—	$17,539	$6,860	$(3,300)
Cumulative effect adjustment from the adoption of the amendments to ASC Topic 810						244,865		244,865
Net income (loss)					(137)	(3,844)	681	(3,300)
Distributions of Consolidated Investment Products noncontrolling interest						(5,566)		(5,566)
Withdrawals of DPLC noncontrolling interest							(9,145)	(9,145)
Previously designated derivatives - amortization of net loss				24				24	24
Foreign currency translation loss				(47)				(47)	(47)
Issuance of stock warrants			529					529
Share-based compensation			9					9
Balance - March 31, 2010	6,455	$6	$867,095	$(110)	$(877,292)	$235,455	$9,075	$234,229	$(3,323)

See notes to condensed consolidated financial statements.

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended March 31,
	2010	2009
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) attributable to common stockholders	$(3,300)	$11,539
Adjustments to reconcile net income (loss) attributable to common stockholders to net cash (used in) provided by operating activities:
Net premium and discount amortization on investments, loans and debt issuance costs	1,708	(59)
Share-based compensation	9	41
Issuance of stock warrants	528	—
Net purchases of investments at fair value	(16,543)	(582)
Net gain from investments at fair value	(73,032)	(5,138)
Net loss on liabilties at fair value	87,855	—
Other-than-temporary impairment on available-for-sale securities	—	31
Net gain on other investments	(2)	—
Net sales of loans held for sale	24	967
Net gain on loans	(2,754)	(5,815)
Provision for loan losses	4,186	2,107
Net changes in undesignated derivatives	447	137
Amortization of net loss on previously designated derivatives	24	49
Depreciation and amortization	5,738	1,635
Impairment of intangible assets	168	—
Non-cash rental expense	(89)	141
Provision for income taxes	—	18
Changes in operating assets and liabilities:
Due from broker	18,345	1,921
Interest receivable	(1,988)	530
Other receivable	(27,752)	3,513
Prepaid and other assets	(1,448)	(200)
Accrued interest on repurchase agreements	(8)	(354)
Due to broker	41,731	(1,253)
Interest payable	173	(4,030)
Accrued and other liabilities	(1,605)	(8,076)
Net cash (used in) provided by operating activities	32,415	(2,878)

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted cash and cash equivalents	(53,289)	52,987
Proceeds from the sale of investments at fair value previously classified as available-for-sale	58,717	—
Principal payments on investments at fair value previously classified as available-for-sale	11,099	14,423
Origination and purchase of loans held for investment	(37,009)	(67,978)
Principal payments on loans held for investment	20,501	10,021
Proceeds from sale of loans held for investment	15,019	10,956
Principal payments on loans held for sale previously classified as held for investment	3,743	—
Proceeds from sale of loans held for sale previously classified as held for investment	—	1,165
Purchases of fixed assets	(320)	—
Net cash provided by investing activities	18,461	21,574

CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments under repurchase agreements	(13,832)	(7,117)
Payments made on Wachovia Facility	—	(1,932)
Payments made on long term debt	(43,603)	—
Payment of debt issuance costs	(250)	(83)
Distributions from noncontrolling interest	(5,566)	—
Net cash used in financing activities	(63,251)	(9,132)

Foreign currency translation	(47)	(1)
Net increase (decrease) in cash and cash equivalents	(12,422)	9,563
Cash and cash equivalents at beginning of year	48,711	32,791
Cash and cash equivalents at end of year	$36,289	$42,354

SUPPLEMENTAL DISCLOSURE:
Cash paid for interest	$7,124	$10,412
Cash (received) paid for income taxes	8	(175)

See notes to condensed consolidated financial statements.

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION

Deerfield Capital Corp., a Maryland corporation, (“DFR” and, together with its subsidiaries, “us,” “we” or “our,”), through its wholly-owned subsidiary, Deerfield Capital Management LLC (“DCM”), manages client assets, including bank loans and other corporate debt, residential mortgage-backed securities, (“RMBS”), government securities and asset-backed securities (“ABS”). In addition, we have a Principal Investing segment with an investment portfolio comprised of fixed income investments, including bank loans and other corporate debt and RMBS.

Business Segments

Our business consists of three business segments:

Investment Management— We manage assets within a variety of investment vehicles, including collateralized debt obligations (“CDOs”), separately managed accounts and other investment vehicles and earn investment advisory fees for providing our services. We specialize in managing fixed income investments, including corporate debt, RMBS, government securities and ABS.

Principal Investing—We have a portfolio of investments comprised primarily of fixed income investments, including bank loans and other corporate debt and RMBS. Income from this business segment is influenced by four factors: (i) the nominal amount of interest income we earn on our investment portfolio and the net spread, or difference, between the interest income we earn on our investment portfolio and the cost of our borrowings net of hedges, if any, (ii) the net recognized gains and losses, if any, on our investment portfolio, (iii) provision for loan losses, if any, and (iv) the volume or aggregate amount of such investments. Investments in senior secured loans (first lien and second lien term loans), senior subordinated debt facilities and other junior securities, typically across a range of industries, are referred to as “Corporate Loans.” We consolidated Deerfield Pegasus Loan Capital LP (“DPLC”), DPLC General Partner LLC (“DPLC GP”) and DFR Middle Market CLO Ltd. (“DFR MM CLO”) into the Principal Investing segment.

Consolidated Investment Products—We provide investment management services to seven CDOs (the “CIP CDOs”) that, effective January 1, 2010, we are required to consolidate as Variable Interest Entities (“VIEs”) in accordance with consolidation guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“Codification”) Topic 810—Consolidation (“ASC Topic 810”), as amended by Accounting Standards Update (“ASU”) 2009-17 (“ASU 2009-17”).  We earn contractually-negotiated management fees for providing services to these CDOs. Management fees vary by contract and performance, but may include senior fees, subordinated fees and incentive fees.  The Consolidated Investments Products segment was established on January 1, 2010, and we elected the fair value option for all assets and liabilities of the CIP CDOs.  The Consolidated Investment Products segment excludes DFR MM CLO which is included in the Principal Investing segment because we own 100% of its preference shares.

2. ACCOUNTING POLICIES AND RECENT ACCOUNTING UPDATES

Basis of Presentation—The accompanying unaudited condensed consolidated financial statements have been prepared by us in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and are in the form prescribed by the Securities and Exchange Commission (the “SEC”) pursuant to Regulation S-X and the instructions to Form 10-Q. Accordingly, we do not include all of the information and footnotes for complete financial statements as required by GAAP. The interim unaudited condensed consolidated financial statements should be read in conjunction with our audited financial statements as of and for the year ended December 31, 2009, which are included in our Annual Report on Form 10-K filed with the SEC on March 23, 2010 (the “2009 10-K”). In the opinion of our management, all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of our financial position, results of operations and cash flows have been included. The nature of our business is such that the results of any interim period information are not necessarily indicative of results for a full year.

Principles of Consolidation—The condensed consolidated financial statements include the financial statements of DFR and our subsidiaries which are (i) wholly-owned subsidiaries, (ii) subsidiaries in which DFR has a controlling interest under the consolidation guidance in ASC Topic 810 and (iii) entities that are VIEs with respect to which we are the primary beneficiary under ASC Topic 810. Under ASC Topic 810, a company is the primary beneficiary of a VIE if it has a controlling financial interest in the VIE.  A company is deemed to have a controlling financial interest in a VIE if it has both

(i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb the losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. All intercompany balances and transactions have been eliminated in consolidation.

For the three months ended March 31, 2010, we consolidated DPLC as a result of our controlling interest therein pursuant to the consolidation guidance in ASC Topic 810. We also consolidated DPLC GP, the general partner of DPLC, through which we made our investment in DPLC. We had a controlling financial interest in DPLC and DPLC GP as a result of owning more than 50% of the outstanding voting interests in DPLC GP. On April 15, 2010, we withdrew the entire portion of our capital account attributable to our investment in DPLC GP.  See Notes 3 and 13 for details related to the warrants we issued in connection with the formation of DPLC and for details related to the warrants granted in connection with the restructuring of DPLC. The net loss attributable to DFR in our consolidated statements of operations excludes the net loss attributable to our noncontrolling interest in DPLC. We consolidated assets of $22.4 million and liabilities of $13.4 million related to DPLC as of March 31, 2010.

Variable Interest Entities—ASC Topic 810 generally requires that the assets, liabilities and results of operations of a VIE be consolidated into the financial statements of the enterprise that has a controlling financial interest in the VIE. The interpretation provides a framework for determining whether an entity should be considered a VIE and evaluated for consolidation. We consider all parties to the transaction to determine whether the entity is a VIE and, if so, whether our involvement with the entity results in a variable interest in the entity. If we determine that we do have a variable interest in the entity, we perform an analysis to determine whether we are the primary beneficiary. If we determine that we are the primary beneficiary, we consolidate the VIE into the consolidated financial statements as required. See Note 4 for our analysis of entities with respect to which we have determined that we have a variable interest, including our determination of whether we are the primary beneficiary.

As of March 31, 2010, we consolidated DFR MM CLO, as we determined that we are to be the primary beneficiary of this VIE. Although we consolidate 100% of the assets and liabilities of DFR MM CLO, our maximum exposure to loss on our investment in this entity is limited to our initial investment of $69.0 million. The debt holders of DFR MM CLO have recourse only to the assets of the CLO and not to our general assets. The economic impact of our investment in DFR MM CLO is determined by the cash flows distributed to us by DFR MM CLO on our investment in $50.0 million of preference shares and $19.0 million of debt of DFR MM CLO. Our preference shares are subject to diversion of cash flows as provided in accordance with the indenture for DFR MM CLO. For the three months ended March 31, 2010, the net income of $3.2 million recorded under GAAP for DFR MM CLO was not indicative of the cash flow distributions from DFR MM CLO of $3.8 million through March 31, 2010. The cash distribution of $3.8 million included $3.6 million related to our investment in the preference shares of DFR MM CLO and $0.2 million in interest on our investment in DFR MM CLO debt. We have also received a cash distribution related to our investment in the preference shares of DFR MM CLO of $3.9 million in the second quarter of 2010. While we expect to receive future cash flows from this investment, it is very difficult to predict the timing and amount of such future cash flows. We consolidated assets of $282.3 million and liabilities of $217.7 million related to DFR MM CLO as of March 31, 2010.  DFR MM CLO is consolidated into our Principal Investing segment because we own 100% of its preference shares.

We have a variable interest in each of the CDOs we manage due to the provisions of their various management agreements. As of March 31, 2010, we had certain direct investments in the CDOs which represent a small portion of the total debt and equity issued by the CDOs. Effective January 1, 2010, we consolidated the CIP CDOs within our Consolidated Investment Products segment because we determined that we are to be the primary beneficiary of these CDOs. Although our relationship with the CIP CDOs has not changed, we are required to consolidate the CIP CDOs as a result of the adoption of the amendments to ASC Topic 810.  There have been no changes to the terms of our management contracts with the CIP CDOs, the revenues we are contractually entitled to receive from the CIP CDOs or our exposure to liability with respect to the CIP CDOs.  DFR MM CLO is not included in the Consolidated Investment Products segment but is included in the Principal Investing segment because we own 100% of its preference shares. Although we consolidate 100% of the assets, liabilities and equity of the CIP CDOs, our maximum exposure to loss related to the Consolidated Investment Products is limited to $2.3 million consisting of $0.9 million of preference shares and $1.4 million of CDO debt that we own and our management fees which are earned over the life of the CIP CDOs.  The debt holders of the CIP CDOs have recourse only to the assets of the respective CDO and not to our general assets.  For the three months ended March 31, 2010, the net loss of $3.8 million recorded under GAAP for the Consolidated Investment Products segment was not indicative of the cash flow distributions from the CIP CDOs of $3.6 million.  For the three months ended March 31, 2010, we received distributions from the CIP CDOs of $3.5 million and $0.1 million relating to management fees and interest on our debt holdings, respectively. We consolidated assets of $2.4 billion and liabilities and equity of $2.1 billion related to the Consolidated Investment Products segment as of March 31, 2010 despite the fact that the assets of the CIP CDOs are not available to us, nor are we obligated for the debt. We generally invest in only a relatively small portion of the unrated, junior subordinated tranches of the CDOs that we manage. These investments can take the form of subordinated notes or preference shares.  We have determined that, although the junior tranches have certain characteristics of equity, they should be recorded as debt on our balance sheet, as the subordinated notes have a stated maturity indicating a date on which they are mandatorily redeemable.  The preference shares are also classified as debt, as redemption is required only upon liquidation or termination of the CLO and not upon our liquidation or termination.

As of March 31, 2010, we have a variable interest in 20 CDOs that are not consolidated as part of the Consolidated Investment Products segment as we have determined we are not the primary beneficiary of these VIEs. Our maximum loss exposure associated with nonconsolidated CDOs is limited to any management fees associated with the CDOs. As of March 31, 2010, we have recorded management fee receivables of $0.9 million collectively from the unconsolidated CDOs. See Note 4 for additional discussion of the Consolidated Investment Products.

Significant Accounting Policies — Our significant accounting policies are discussed in the Notes to the Consolidated Financial Statements included in our 2009 10-K.

Recent Accounting Updates

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”). In December 2009, the FASB issued ASU 2009-17 to revise the Codification to include SFAS No. 167 within ASC Topic 810. In February 2010, the FASB issued ASU 2010-10, Amendments for Certain Investment Funds (“ASU 2010-10”), to defer the effective date of the amendments to the consolidation requirements of ASC Topic 810 resulting from the issuance of ASU 2009-17 for reporting entities with interests in entities with all the attributes of an investment company but specifically excluding interests in securitization entities.  This statement was issued to address concerns about financial statement preparers’ ability to structure transactions to avoid consolidation, balanced with the need for more relevant, timely and reliable information about an entity’s involvement in a VIE. This statement requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE. This analysis identifies the primary beneficiary of a VIE as the enterprise that has both the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining whether it has the power to direct the activities of the VIE that most significantly impact the entity’s economic performance. The amendments to ASC Topic 810 also amend FIN 46(R) to eliminate the quantitative approach to determining the primary beneficiary of a VIE and require ongoing reassessments of VIE status.  We adopted the amendments to ASC Topic 810 on January 1, 2010. See further disclosure related to the Consolidated Investment Products in Note 4.

In January 2010, the FASB issued ASU No. 2010-06—Fair Value Measurements and Disclosure (“ASC Topic 820”)—Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 amends ASC Topic 820 to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements. ASU 2010-06 also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. We adopted ASU 2010-06 and have included the required disclosures in Note 5, with the exception of the requirement to provide disclosure of the Level 3 activity of purchases, sales, issuances and settlements on a gross basis, which will be effective for our interim and annual reporting periods that begin after December 15, 2010.

3. PROPOSED STRATEGIC TRANSACTIONS

The Acquisition and Issuance of the Acquisition Shares

On March 22, 2010, we entered into an Acquisition and Investment Agreement (the “Acquisition Agreement”) with Bounty Investments, LLC (“Bounty”) and Columbus Nova Credit Investments Management, LLC (“CNCIM”), pursuant to which we agreed to acquire all of the outstanding equity interests of CNCIM from Bounty (the “Acquisition”) for a total purchase price of $32.5 million consisting of (i) the issuance of 4,545,455 shares (at an implied price of $5.50 per share) (the “Acquisition Shares”) of our common stock, par value $0.001 per share (the “Common Stock”) and (ii) deferred payments totaling $7.5 million in cash payable in five equal annual installments beginning six months after the closing date of the Acquisition and the issuance of the Convertible Notes (the “Closing Date”).  The final purchase price for accounting purposes will be determined at the Closing Date which is contingent upon shareholders approval of the issuance of the Acquisition Shares and the Conversion Shares (as defined below).

We have agreed to pay the cost of transferring the operations of CNCIM as estimated on the Closing Date, which are currently anticipated to be approximately $1.2 million. Bounty has agreed to pay the costs in excess of such amount. Bounty has also agreed to indemnify us for losses relating to CNCIM’s operating liabilities arising prior to the Closing Date (other than liabilities under certain employment agreements, liabilities relating to the CNCIM CLOs’ management agreements, liabilities relating to actions taken pursuant to a Transition Services Agreement with Bounty and CNCIM, pursuant to which we are providing services to CNCIM in connection with CNCIM’s management of the CNCIM CLOs (“Transition Services Agreement”) and the expenses of the transfer of operations) for one year from the Closing Date, as well as certain pre-closing tax liabilities for three years from the Closing Date, up to $5.0 million in the aggregate.

The Acquisition Agreement contains customary covenants of CNCIM and us, including with respect to the operation of their respective businesses between the date of the Acquisition Agreement and the Closing Date. The consummation of the transactions contemplated by the Acquisition Agreement (the “Closing”) is subject to several closing conditions, including, among other things, the approval by our stockholders of the issuance of the Acquisition Shares and the potential issuance of the Conversion Shares (as defined below), collectively referred to as the “Stock Issuances,” the consummation of the Senior Notes Discharge (as defined below), the absence of certain governmental constraints and the absence of a material adverse effect on our business of that of CNCIM.

The Convertible Notes Agreement and Potential Issuance of the Conversion Shares

On March 22, 2010, in connection with entering into the Acquisition Agreement, we entered into a Senior Subordinated Convertible Notes Agreement (the “Convertible Notes Agreement”) with Bounty pursuant to which Bounty has agreed to purchase for cash $25.0 million in aggregate principal amount of our senior subordinated convertible notes (the “Convertible Notes”), convertible into 4,132,231 shares of Common Stock (as such amount may be adjusted in certain events or increased in connection with the payment of interest-in-kind (“PIK Interest”)) (the”Conversion Shares”) at an initial conversion price of $6.05 per share, subject to adjustment.

We may issue and sell up to an additional $25.0 million of Convertible Notes under the Convertible Notes Agreement, subject to Bounty’s approval, although we have no agreement with respect to any such additional issuances at this time. The holders of Convertible Notes will have the right, at any time, to convert the principal amount of the Convertible Notes held by such holders into Conversion Shares at the conversion rate, which will initially be approximately 165.29 shares per $1,000 principal amount of Convertible Notes (the “Conversion Rate”) (equal to a conversion price of $6.05 per share), and is subject to adjustment from time to time for specified events.

We intend to close the issuance and sale of the Convertible Notes to Bounty simultaneously with the closing of the Acquisition on the Closing Date. All Convertible Notes issued on the Closing Date or thereafter will mature on the date that is seven years and six months following the Closing Date. Interest on the Convertible Notes will be payable to the holders of the Convertible Notes quarterly in arrears on each January 1, April 1, July 1 and October 1. We will pay interest in cash at a per annum rate starting at 8% and increasing to 11% depending on the interest period in which interest is due and payable; provided, that we may, in our sole discretion and upon notice to the holders of the Convertible Notes, elect to pay up to 50% of the interest payment due to any holder of the Convertible Notes in PIK Interest subject to certain conditions.

The Senior Notes Discharge

On March 22, 2010, DFR and Deerfield entered into a Payment Agreement and Release (the “Senior Notes Discharge Agreement”) with the holders of the Series A Senior Secured Notes issued by Deerfield (the “Series A Notes”) and the holders of the Series B Senior Secured Notes issued by Deerfield (the “Series B Notes” and, together with the Series A Notes, the “Senior Notes”), pursuant to which we have agreed with the holders of the Senior Notes to discharge all of the approximately $48.8 million in aggregate principal amount of Series A Notes outstanding at approximately 64.1% of the principal amount thereof plus accrued interest, and all of the approximately $25.1 million in aggregate principal amount of the Series B Notes outstanding at approximately 94.5% of the principal amount thereof plus accrued interest, or an aggregate discount of approximately 25.6% from the face amount of the Senior Notes plus accrued interest (the “Senior Notes Discharge”). We are required to consummate the Senior Notes Discharge if we complete one or more debt or equity financing transactions or recapitalization transactions (or any combination of debt or equity financing and recapitalization transactions), which result in cash proceeds to DFR or Deerfield in an aggregate amount of at least $25 million on or prior to July 31, 2010. The issuance of the Convertible Notes would trigger this requirement. We intend to use the proceeds of the issuance of the Convertible Notes, together with other available funds, to effect the Senior Notes Discharge. Upon consummation of the Senior Notes Discharge, all obligations and liabilities of DFR and Deerfield under the Senior Notes will be released and the intercreditor agreement related to the Senior Notes will be terminated.

Effective upon the date of the Senior Notes Discharge Agreement, we released certain of the holders of the Senior Notes from their obligation to indemnify us for losses related to certain matters pursuant to the terms of the Merger Agreement (which indemnification obligations would otherwise have remained in effect until June 30, 2010).

The DPLC Restructuring

We announced on March 22, 2010 that we entered into a Termination Agreement (the “Termination Agreement”) with Pegasus Deerfield (AIV), LLC, (“Pegasus Deerfield”), PGS Management, LLC, (“PM”, and together with Pegasus Deerfield, the “Pegasus Parties”), DPLC, DCM, DPLC GP, Deerfield Loan Manager LLC (“DLM” and together with DFR, DCM and DLM, the “Deerfield Parties”) and Jonathan Trutter, pursuant to which (i) the Pegasus Parties waived certain rights with respect to the Stock Issuances and (ii) the Deerfield Parties and the Pegasus Parties terminated or amended certain provisions of agreements related to DPLC and cancelled warrants to purchase three million shares of our Common Stock, which is all of the warrants previously issued to the Pegasus Parties (the “DPLC Restructuring”). Pursuant to the Termination Agreement, DPLC GP and DPLC released all partners of DPLC from their unfunded capital commitments to DPLC as of the date of the Termination Agreement. In addition, DPLC made distributions of $9.0 million to the Pegasus Deerfield and an amount equal to his entire capital account balance to Jonathan Trutter. DPLC GP also withdrew an amount equal to the entire portion of its capital account attributable to DLM’s investment in DPLC GP and distributed such amount to DLM, our wholly-owned subsidiary. Additionally, we granted Pegasus Deerfield and certain of its associates warrants to purchase an aggregate of 250,000 shares of common stock at an exercise price of $4.25 per share (“DPLC Restructuring Warrants”).  See Note 13 for more details on the DPLC Restructuring Warrants. Pegasus Deerfield has also notified us that they intend to withdraw their entire remaining capital account balance.

4. CONSOLIDATED INVESTMENT PRODUCTS

We earn contractually-negotiated management fees for providing investment management services to CDOs for which we have determined we have a variable interest. Management fees vary by contract and performance of the products, but may include senior fees, subordinated fees and incentive fees. The adoption of the amendments to ASC Topic 810 requires an enterprise perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE. This analysis identifies the primary beneficiary of a VIE as the enterprise that has both the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining whether it has the power to direct the activities of the VIE that most significantly impacts the entity’s economic performance.

As part of this analysis, we use a quantitative model to corroborate the qualitative assessments. The quantitative model includes an analysis of the expected performance of the CDOs and a comparison of our absorption of this performance relative to the other investors in the CDOs. We have determined that we could receive significant benefits and/or absorb significant losses from certain CDOs in which we hold a first loss position and have the right to significant fees. It was determined that our benefits and losses from certain other CDOs could not be significant, particularly in situations where we do not hold a first loss position and where the fee interests are based upon a fixed percentage of collateral asset value.

Beginning January 1, 2010, we are required to consolidate the CIP CDOs creating the Consolidated Investment Products segment. DFR MM CLO is not included in the Consolidated Investment Products segment but is included in the Principal Investing segment because we own 100% of its preference shares. As a result, we have consolidated non-recourse assets of $2.4 billion and non-recourse liabilities of $2.1 billion into our condensed consolidated financial statements as of March 31, 2010.

The collateral assets of the CIP CDOs are held solely to satisfy the obligations of the CIP CDOs. We have no right to the benefits from, nor do we bear the risks associated with, the collateral assets held by the CIP CDOs beyond our minimal direct investments in, and management fees generated from the CIP CDOs. If we were to liquidate, the collateral assets would not be available to the general creditors of DFR, and as a result, we do not consider them to be our assets. Additionally, the investors in the CIP CDOs have no recourse to our general credit for the debt issued by the CIP CDOs. We therefore do not consider this debt to be an obligation of ours.

We have included other required disclosures related to the Consolidated Investment Products segment in Notes 2, 5, 8, 12 and 17.

5. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following is a description of the valuation methodologies used for instruments measured at fair value, including the general classification of such instruments pursuant to the valuation hierarchy described below, based on their classification in the consolidated balance sheet. Management, from time to time, may make adjustments to valuation methodologies described below under certain market conditions. Management maintains a consistent policy and process for identifying when and how such adjustments should be made. To the extent that a significant fair value adjustment is made by management, the valuation classification would generally be considered a Level 3 within the fair value hierarchy.

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

Derivative assets and liabilities

The derivatives held by us generally represent instruments traded in the over-the-counter market and are valued using internally-developed market-standard models. The inputs to the valuation models for the interest rate swaps and caps represent observable market data available at commonly quoted intervals for the full terms of the contracts. All interest rate derivatives are classified as Level 2 within the fair value hierarchy. The significant inputs to the valuation models for warrants may contain a significant level of unobservable inputs and are classified as Level 3 within the fair value hierarchy.

Loans held for sale

Loans held for sale are carried at the lower of cost or fair value. If the fair value of a loan is less than its cost basis, a valuation adjustment is recognized in the consolidated statements of operations, and the loan’s carrying value is adjusted accordingly. The valuation adjustment may be recovered if the fair value increases, which is also recognized in the consolidated financial statements. Loans held for sale are generally priced at a composite of the mid-point in the bid-ask spread of dealer quotes or based on the composite price of a different tranche of the same security if dealer quotes are unavailable for the specific tranche we own. As of March 31, 2010, we classify loans held for sale priced in this manner as Level 2 within the fair value hierarchy. Where no such quotes are available, price may be based on an internally developed model using composite or other comparable market data which could include unobservable market inputs. Loans held for sale priced in this manner are classified as Level 3 within the fair value hierarchy.

Long Term Debt held in Consolidated Investment Products

Long term debt held in Consolidated Investment Products includes all of the debt, junior subordinated tranches and preference shares of the CIP CDOs.  The fair value for Long-term debt held in Consolidated Investment Products generally represents a modeled valuation that utilizes inputs that are both observable and unobservable in the market.  The preferred shares of CDOs within the long term debt held in Consolidated Investment Products are valued by management by considering, among other things, available broker quotes. If a broker quote is unavailable, the preferred shares of CDOs are valued using internally developed models that utilize composite or other comparable market data management believes would be used by market participants, which include unobservable market inputs primarily as a result of the illiquidity. All of the long term debt held in Consolidated Investment Products are classified as Level 3 within the fair value hierarchy.

We previously elected the fair value option for investments held in DPLC to align the accounting basis used to consolidate those investments into DFR with the accounting basis of those investments presented in DPLC’s financial and investor reporting, where they are valued at fair value. As of March 31, 2010, the difference between the aggregate estimated fair value of loans held in DPLC of $5.3 million and the outstanding principal balance of loans held in DPLC of $5.6 million was $0.3 million. As of March 31, 2010, there were no loans held in DPLC that were 90 days or more past due on interest payments or on nonaccrual status. Interest income on loans held in DPLC is recorded in interest income on the condensed consolidated statements of operations and represents the current period interest accrual. ASC Topic 825 requires an estimate of the gains and losses included in earnings during the period that are attributable to changes in instrument-specific credit risk. For floating rate loans, all changes in estimated fair value are attributed to instrument-specific credit risk. For fixed rate instruments, an allocation of the changes in value for the period is made between those changes in estimated fair value that are interest rate related and changes that are credit risk related. As of and for the three months ended March 31, 2010, all loans held in DPLC and recorded at fair value were floating rate loans, and the net gains included in net gain on investments at fair value attributed to instrument specific credit risk on those loans were $0.4 million.

We have recorded all assets and liabilities in our Consolidated Investments Products segment at fair value. DFR MM CLO is not included in the Consolidated Investment Products segment but is included in the Principal Investing segment because we own 100% of its preference shares. We have not elected the fair value option for DFR MM CLO, and as such, the assets and liabilities of DFR MM CLO are not recorded at fair value. The amendments to ASC Topic 810 indicate that assets and liabilities of consolidated VIEs should be recorded at their carrying value as of the date that we became the primary beneficiary of the VIEs, provided such application is practicable.  We have determined it is not practicable to initially record the CIP CDOs at their carrying value as they have never previously been required to satisfy GAAP or other reporting requirements.  In connection with the adoption of the amendments to ASC Topic 810, we have elected and applied the fair value option under ASC Topic 825—Financial Instruments (“ASC Topic 825”) to measure, on an entity-by-entity basis, all of the eligible assets and liabilities of the CIP CDOs at fair value subsequent to the date of initial adoption of the amendments to ASC Topic 810, as we have also determined that measurement of the notes issued by the CIP CDOs at fair value better correlates with the fair value of the assets held by the CIP CDOs, which are held to provide the cash flows for the note obligations of the CIP CDOs.

Effective January 1, 2008, we adopted ASC Topic 820—Fair Value Measurements and Disclosures (“ASC Topic 820”). ASC Topic 820 defines fair value, establishes a framework used to measure fair value and enhances disclosure requirements for fair value measurements. In accordance with ASC Topic 820, we have categorized our financial instruments carried at fair value, based on the priority of the valuation technique, into a three-level fair value hierarchy. The valuation hierarchy is based upon the transparency of the inputs to the valuation of the asset or liability as of the measurement date. A financial instrument’s categorization within the valuation hierarchy is based on the lowest level of input that is significant to the fair value measurement. The three levels are defined as follows:

Level 1—inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

The types of assets included in Level 1 generally are equity securities or derivatives listed on an active exchange. We held no Level 1 securities as of March 31, 2010.

Level 2—inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Our assets and liabilities that are generally included in this category are Agency RMBS (as defined below), loans classified as either investments at fair value or loans held for sale where asset valuations are provided by independent pricing services, corporate bonds, long term debt and interest rate derivatives. Agency RMBS are backed by mortgage loans and are guaranteed as to principal and interest by federally chartered entities such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and, in the case of the Government National Mortgage Association (“Ginnie Mae”), the U.S. government. We refer to these entities as “Agencies” and to RMBS guaranteed or issued by the Agencies as “Agency RMBS.”

Level 3—inputs to the valuation methodology include significant unobservable inputs to the fair value measurement. This includes situations where there is little, if any, market activity for the asset or liability.

Our assets and liabilities that are generally included in this category are non-Agency RMBS, corporate bonds, loans classified as either investments at fair value or loans held for sale where asset valuations are not provided by independent pricing services, warrants and long term debt. Level 3 also includes loans held for investment in periods when an impairment charge is taken.

Our full valuation methodology and ASC Topic 820 accounting policy are discussed in the notes to the Consolidated Financial Statements included in our 2009 10-K.  There were no significant changes in our valuation methodologies during the three months ended March 31, 2010.

Assets and liabilities measured at fair value on a recurring basis

The following table presents the financial instruments carried at fair value on a recurring basis, by caption in the condensed consolidated balance sheet and by level within the ASC Topic 820 valuation hierarchy, as of March 31, 2010 for our Principal Investing and Investment Management segments:

	Level 1	Level 2	Level 3	Carrying Value
	(In thousands)
Investments at fair value:
RMBS	$—	$300,806	$2,452	$303,258
Loans	—	4,353	912	5,265
Other	—	—	4,707	4,707
Derivative assets	—	—	26	26
Total financial instrument assets	$—	$305,159	$8,097	$313,256

Derivative liabilities	$—	$236	$—	$236
Accrued and other liabilities	—	—	312	312
Total financial instrument liabilities	$—	$236	$312	$548

The following table presents the financial instruments carried at fair value on a recurring basis, by caption in the condensed consolidated balance sheet and by level within the ASC Topic 820 valuation hierarchy, as of March 31, 2010, for our Consolidated Investment Products segment.  See further disclosure related to the Consolidated Investment Products in Note 4.

	Level 1	Level 2	Level 3	Carrying Value
	(In thousands)
Investments at fair value:
Loans	$—	$1,967,903	$23,026	$1,990,929
Corporate bonds	—	198,392	9,774	208,166
Other	—	376	107	483
Derivative assets		—	25	25
Total financial instrument assets	$—	$2,166,671	$32,932	$2,199,603

Long term debt	$—	$1,989,231	$80,163	$2,069,394
Derivative liabilities	—	10,472	—	10,472
Total financial instrument liabilities	$—	$1,999,703	$80,163	$2,079,866

The following table presents the realized and unrealized gains (losses) on investments at fair value as reported in our condensed consolidated statements of operations:

	For the three months ended March 31,
	2010	2009
	(In thousands)
Realized gains (losses)	$9,725	$5
Unrealized gains (losses)	63,307	5,133
Total gains (losses)	$73,032	$5,138

Changes in Level 3 recurring fair value measurements

The table below includes a rollforward of the balance sheet amounts for the three months ended March 31, 2010 (including the change in fair value) for financial instruments classified within Level 3 of the valuation hierarchy for our Principal Investing and Investment Management segments:

							Changes in Unrealized
	Fair Value Measurements Using Significant Unobservable Inputs						Gains (Losses)
	Estimated	Net Realized/		Purchases, (Sales),	Net Transfers	Estimated	Related to Financial
	Fair Value	Unrealized		Issuances and	In (Out)	Fair Value	Instruments Held
	January 1, 2010	Gains (Losses)		(Settlements), Net	of Level 3	March 31, 2010	at March 31, 2010
	(In thousands)
Investments at fair value
RMBS	$2,631	$297	(1)	$(476)	$—	$2,452	$691	(1)
Loans	990	(9)	(1)	(69)	—	912	(9)	(1)
Other	2,597	2,110	(1)	—	—	4,707	2,110	(1)
Derivative assets	74	(48)	(2)	—	—	26	(48)	(2)
Total financial instrument assets	$6,292	$2,350		$(545)	$—	$8,097	$2,744

Accrued and other liabilities	$364	$6	(3)	$(58)	$—	$312	$6	(3)

(1)                                  Net realized and unrealized gains (losses) on investments at fair value are reported within net gain on investments at fair value in the condensed consolidated statements of operations.

(2)                                  Net realized and unrealized gains (losses) on derivative assets are recorded in net loss on derivatives in the condensed consolidated statements of operations.

(3)                                  Net realized and unrealized gains (losses) on accrued and other liabilities at fair value are recorded within net loss on liabilities at fair value in the condensed consolidated statements of operations.

The table below includes a rollforward of the balance sheet amounts for the three months ended March 31, 2010 (including the change in fair value) for financial instruments classified within Level 3 of the valuation hierarchy for our Consolidated Investment Products segment. See further disclosure related to the Consolidated Investment Products in Note 4.

							Changes in Unrealized
	Fair Value Measurements Using Significant Unobservable Inputs						Gains (Losses)
	Estimated	Net Realized/		Purchases, (Sales),	Net Transfers	Estimated	Related to Financial
	Fair Value	Unrealized		Issuances and	In (Out)	Fair Value	Instruments Held
	January 1, 2010	Gains (Losses)		(Settlements), Net	of Level 3	March 31, 2010	at March 31, 2010
	(In thousands)
Investments at fair value
Loans	$19,080	$357	(1)	$3,589	$—	$23,026	$197	(1)
Corporate bonds	12,890	911	(1)	(4,027)	—	9,774	273	(1)
Other	477	6	(1)	—	(376)	107	18	(1)
Derivative assets	15	10	(2)	—	—	25	10	(2)
Total financial instrument assets	$32,462	$1,284		$(438)	$(376)	$32,932	$498

Long term debt	$45,414	$34,749	(3)	$—	$—	$80,163	$32,950	(3)

(1)                                  Net realized and unrealized gains (losses) on investments at fair value are reported within net gain on investments at fair value in the consolidated statements of operations.

(2)                                  Net realized and unrealized gains (losses) on derivative assets are recorded in net loss on derivatives in the consolidated statements of operations.

(3)                                  Net realized and unrealized gains (losses) on accrued and other liabilities at fair value are recorded within net loss on liabilities at fair value in the consolidated statements of operations.

Assets measured at fair value on a nonrecurring basis

Certain assets are measured at fair value on a nonrecurring basis, meaning that the instruments are measured at fair value only in certain circumstances (for example, when held at the lower of cost or fair value). The following table presents the assets carried on the consolidated balance sheet by caption and by level within the ASC Topic 820 valuation hierarchy for which a nonrecurring change in fair value was recorded during the three months ended March 31, 2010 for our Principal Investing and Investment Management segments:

	Level 1	Level 2	Level 3	Carrying Value
	(In thousands)
Loans held for sale	$—	$—	$436	$436
Loans held for investment, net of allowance for loan losses	—	—	4,339	4,339
Total assets at fair value on a nonrecurring basis	$—	$—	$4,775	$4,775

In the table above, “Loans held for sale” includes changes in fair value of loans which are carried on the balance sheet at the lower of cost or fair value. “Loans held for investment” represents loans for which a provision for loan losses was recorded during the three months ended March 31, 2010. One CDO management contract was fully impaired as of March 31, 2010 and is no longer carried on the condensed consolidated balance sheet.

The following table presents the total change in value of financial assets for which a fair value adjustment was included in the condensed consolidated financial statements during the three months ended March 31, 2010 for our Principal Investing and Investment Management Segment:

Three months ended
March 31, 2010
(In thousands)
Loans held for sale (1)	$(13)
Loans held for investment (2)	(4,253)
Intangible assets, net (3)	(168)
Total nonrecurring fair value losses	$(4,434)

(1)                                  Changes in the fair value of loans held for sale are reported within net gain on loans in the condensed consolidated statements of operations.

(2)                                  Impairment charges to loans held for investment are reported within provision for loan losses in the condensed consolidated statements of operations.

(3)                                  Impairment charges on intangible assets are reported within impairment of intangible assets in the condensed consolidated statements of operations.

ASC Topic 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate that value. Estimated fair values presented below are calculated in accordance with ASC Topic 820. With respect to securities for which the fair value option was not elected, quoted market prices, if available, are utilized as estimates of fair values. In the absence of available quoted market prices, fair values have been derived based on our assumptions, the estimated amount and timing of future cash flows and estimated discount rates. Different assumptions could significantly affect these estimates.

The carrying amounts and estimated fair values of our financial instruments as of March 31, 2010 for our Principal Investing and Investment Management segments, for which the disclosure of fair values is required, were as follows:

	As of March 31, 2010
		Estimated
	Carrying	Fair
	Value	Value
	(In thousands)
Financial assets:
Cash and cash equivalents (1)	$36,289	$36,289
Restricted cash and cash equivalents (1)	$29,451	$29,451
Investments at fair value (2)	$313,230	$313,230
Other investments (3)	$1,345	$1,345
Derivative assets (2)	$26	$26
Loans held for sale (2)	$517	$614
Loans, net of allowance for loan losses (2) (3)	$263,845	$244,747
Investment advisory fee receivables (1)	$1,154	$1,154

Financial liabilities:
Repurchase agreements (1)	$277,623	$277,623
Derivative liabilities (2)	$236	$236
Accrued and other liabilities (2)	$312	$312
Long term debt:
Series A & Series B Notes (4)	$72,453	$55,000
Subordinated debt and securities (5) (6)	$120,775	$49,868
DFR MM CLO (6)	$217,296	$170,050

(1)                                  Carrying amounts approximate the fair value due to the short term nature of these instruments.

(2)                                  The estimated fair values were determined in accordance with ASC Topic 820.

(3)                                  It was not practicable to estimate the fair value of certain loans and other investments because they are not traded in an active market; therefore, the carrying value displayed is an approximation of fair value for loans with a carrying value of $81.5 million and other investments with a carrying value of $1.3 million as of March 31, 2010. If an independent pricing service can not provide fair value estimates for a given loan, we may determine estimated fair value based on some or all of the following: (a) current financial information of the borrowing company and performance against its operating plan; (b) changes in the fair value of collateral supporting the loan; (c) changes to the market for the borrowing company’s service or product and (d) present value of projected future cash flows.

(4)                                  The estimated fair values were calculated utilizing the guidance from ASC Topic 820. We utilized the repayment amounts agreed upon, pursuant to the Senior Notes Discharge Agreement, to estimate fair value of the Series A & Series B Notes.

(5)                              Subordinated debt and securities includes both our trust preferred securities (“Trust Preferred Securities”) and our Junior Subordinated Debt.

(6)                                  The estimated fair values were calculated utilizing the guidance from ASC Topic 820. We utilized comparable market data and internal models to calculate the estimated fair value of the long term debt.

The carrying amounts and estimated fair values of our financial instruments in our Consolidated Investment Products segment as of March 31, 2010, for which the disclosure of fair values is required, are shown below. See further disclosure related to the Consolidated Investment Products in Note 4.

	As of March 31, 2010
		Estimated
	Carrying	Fair
	Value	Value
	(In thousands)
Financial assets:
Restricted cash and cash equivalents (1)	$160,392	$160,392
Investments at fair value (2)	$2,199,578	$2,199,578
Derivative assets (2)	$25	$25

Financial liabilities:
Derivative liabilities (2)	$10,472	$10,472
Long term debt (3)	$2,069,394	$2,069,394

(1)                                  Carrying amounts approximate the fair value due to the short term nature of these instruments.

(2)                                  The estimated fair values were determined in accordance with ASC Topic 820.

(3)                                  The estimated fair values were calculated utilizing the guidance from ASC Topic 820. We utilized comparable market data and internal models to calculate the estimated fair value of the long term debt.

6. OTHER INVESTMENTS

Cost Method Investments

As of March 31, 2010, we held certain other investments carried at cost less any adjustments for other-than-temporary impairment of $1.3 million. These investments consist of equity securities in the entities established in connection with the issuance of our trust preferred securities (the “Trust Preferred Securities”) of $0.8 million and other common and preferred equity securities that are not traded in an active market with an original cost of $1.3 million and a carrying value of $0.5 million as of March 31, 2010.  We previously held $3.7 million of equity securities in the entities established in connection with the issuance of the Trust Preferred Securities; however, on March 4, 2010, $2.9 million of equity securities were cancelled in connection with the Trust Preferred Securities exchange agreement (the “Exchange Agreement”) as described in Note 12.

7. LOANS AND LOANS HELD FOR SALE

The following summarizes our loans held for sale and loans held for investment as of March 31, 2010:

	Carrying Value
	Loans Held	Loans Held
Type of Loan	for Sale (1)	for Investment	Total
	(In thousands)
Corporate leveraged loans:
Loans held in DFR MM CLO (2)	$—	$267,156	$267,156
Other corporate leveraged loans	517	—	517
Commercial real estate loans (3)	—	9,453	9,453
	$517	276,609	277,126
Allowance for loan losses		(12,764)	(12,764)
		$263,845	$264,362

(1)                                  Carrying value of loans held for sale is lower of cost or estimated fair value.

(2)                                  Loans held in DFR MM CLO classified as loans held for investment are reported gross of $5.4 million of allowance for loan losses as of March 31, 2010.

(3)                                  Commercial real estate loans are reported gross of $7.4 million of allowance for loan losses as of March 31, 2010.

The following summarizes our allowance for loan losses at March 31, 2010:

	Number	Par	Allowance
Type of Loan	of Loans	Value	for Loan Losses
		(In thousands)
Loans held in DFR MM CLO	4	$9,798	$5,356
Commercial real estate loans	3	8,058	7,408
Total	7	$17,856	$12,764

As of March 31, 2010, our loans held for sale and loans held for investment totaled $264.4 million, net of allowance for loan losses. Loans classified as held for sale and carried at the lower of cost or estimated fair value totaled $0.5 million, net of a valuation allowance of $1.0 million as of March 31, 2010. Loans classified as held for investment were carried at amortized cost totaling $276.6 million, less an allowance for loan losses of $12.8 million as of March 31, 2010. As of March 31, 2010, the net carrying value of impaired loans was $4.3 million.

As of March 31, 2010, we held certain loans that settle interest accruals by increasing the outstanding principal balance of the loan. For the three months ended March 31, 2010, we settled interest receivables through increases to the loans’ outstanding principal balances in the amount of $0.4 million.

Loans held in DFR MM CLO are considered to be held for investment and are reported at amortized cost with an allowance for loan losses, if necessary, unless we decide to sell one of these loans, in which case the loan is transferred to loans held for sale and carried at the lower of cost or estimated fair value.

As of March 31, 2010, our commercial real estate loans consisted of four loans classified as held for investment totaling $9.5 million less an allowance for loan losses of $7.4 million. We recognized $34,000 in interest income on one of these loans for the three months ended March 31, 2010.

The following summarizes the activity within the allowance for loan losses for the three months ended March 31, 2010 and 2009:

	Allowance for Loan Losses
	2010	2009
	(In thousands)
Allowance for loan losses at January 1	$15,889	$19,979
Provision for loan losses	4,194	2,107
Charge-offs	(7,311)	—
Recoveries	(8)	85
Allowance for loan losses at March 31	$12,764	$22,171

We did not recognize $0.8 million of interest income earned, but not yet received, on loans held for investment for the three months ended March 31, 2010 as a result of the placement of these loans on non-accrual status. In addition, we did not recognize $0.7 million of interest income earned, but not yet received, on loans held for sale for the three months ended March 31, 2010 as a result of the placement of these loans on non-accrual status. Our loans, loans held for sale and loans classified as investments at fair value are diversified over many industries, and, as such, we do not believe we have any significant concentration risk association with the composition of the loan portfolio.

8. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

We seek to manage our exposure to the effects of interest rate changes. Such exposure may arise from the issuance and forecasted rollover of short term liabilities or from liabilities with a contractual variable rate based on the London Interbank Offered Rate (“LIBOR”). Derivative instruments are carried at fair value as discussed in Note 5.

The following table is a summary of our derivative instruments as of March 31, 2010 for our Principal Investing and Investment Management segments:

		Notional			Estimated Net
	Count	Amount	Assets	Liabilities	Fair Value
		(In thousands)
Interest rate swap	1	$10,000	$—	$(199)	$(199)
Interest rate cap	1	40,000	—	(37)	(37)
Warrants	3	n/a	26	—	26
	5	$50,000	$26	$(236)	$(210)

n/a—not applicable

The following table is a summary of our derivative instruments as of March 31, 2010 in the Consolidated Investment Products segment. See further disclosure related to the Consolidated Investment Products in Note 4.

		Notional			Estimated Net
	Count	Amount	Assets	Liabilities	Fair Value
		(In thousands)
Interest rate swap	1	$172,400	$—	$(10,472)	$(10,472)
Warrants	2	n/a	25	—	25
	3	$172,400	$25	$(10,472)	$(10,447)

The following table is a summary of the net loss on derivatives included in the condensed consolidated statements of operations:

	Three months ended March 31,
	2010	2009
	(In thousands)
Interest rate swaps	$(628)	$(173)
Credit default swaps	—	(120)
Warrants	(39)	(111)
Net loss on derivatives	$(667)	$(404)

Interest Rate Swaps

In general, when a fixed-rate or hybrid adjustable-rate RMBS is funded by a short term borrowing, our Principal Investing segment may enter into an interest rate swap agreement that effectively fixes a portion of the borrowing costs for a period close to the anticipated weighted-average life of the fixed-rate portion of the related RMBS. This strategy is designed to protect a portion of our portfolio from increased funding costs due to rising interest rates because the borrowing costs are not fixed for the duration of the fixed-rate period of the related RMBS. With respect to the Consolidated Investment Products segment, interest rate swaps may be entered into by a CDO to protect it from a mismatch between any fixed interest rates on its assets and the floating interest rates on its debt.

We did not enter into any interest rate swaps during the three months ended March 31, 2010. The weighted average fixed rate payable on the interest rate swaps in the Principal Investing and Consolidated Investment Products segments as of March 31, 2010 was 5.86%.

Interest Rate Cap

Our interest rate cap is structured such that we will receive payments based on the spread in rates if the three-month LIBOR rate increases above a certain agreed upon contractual rate, and we will make payments based on a nominal fixed interest rate. This interest rate cap was entered into to manage interest rate exposure in DFR MM CLO.

Warrants

We hold warrants in both the Principal Investing and Consolidated Investment Products segments to purchase shares of companies with respect to which we are also a debt holder. These warrants were issued in connection with renegotiations of the loan agreements.

9. FIXED ASSETS

On November 27, 2009, we entered into an amendment (the “Lease Amendment”) to our original lease agreement dated July 11, 2005 (as amended, the “Lease”). Pursuant to the Lease Amendment, we vacated our original premises on April 30, 2010 and relocated to 25,470 square feet of office space on the 12th floor in the same building (the “New Premises”).

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

In connection with the Lease Amendment, we are recognizing a non-cash acceleration of depreciation and amortization expense related to certain leasehold improvements and fixed assets on the original premises as a result of a shorter estimated life for the use of those assets. The total impact of the acceleration of the depreciation and amortization expense is approximately $6.9 million, which we expensed ratably from the date the Lease Amendment was signed (November 27, 2009) to the date on which we vacated the original premises (April 30, 2010). The impact of the accelerated depreciation for the three months ended March 31, 2010 was approximately $4.1 million. As of March 31, 2010, we also recognized $0.3 million in additions to leasehold improvements and equipment related to the New Premises.

10. REPURCHASE AGREEMENTS

Repurchase agreements are short term borrowings from financial institutions that bear interest rates that have historically moved in close relationship to the one-month, two-month or three-month LIBOR. As of March 31, 2010, we had repurchase agreements outstanding in the amount of $277.6 million (including $26,000 of accrued interest). As of March 31, 2010, the repurchase agreements had a weighted-average borrowing rate of 0.31%. and remaining maturities between 2 and 30 days.

As of March 31, 2010, we had amounts at risk with the following repurchase agreement counterparties:

		Weighted-Average
		Maturity of Repurchase
	Amount at Risk (1)	Agreements
Repurchase Agreement Counterparties:	(In thousands)	(In days)
Deutsche Bank Securities Inc.	$4,097	8
Fortis Securities LLC	4,079	22
Total	$8,176	20

(1)                                  Equal to the fair value of securities pledged minus repurchase agreement liabilities and related accrued interest payable.

During the three months ended March 31, 2010, repurchase agreement liabilities decreased by $13.9 million, primarily as a result of RMBS paydowns, which resulted in associated repurchase agreement reductions. Our repurchase agreement liabilities are significantly concentrated with one counterparty through which we obtained financing for 86.1% of the $277.6 million of repurchase agreement liabilities as of March 31, 2010. See Note 11 for additional discussion concerning securities received and pledged as collateral.

11. SECURITIES RECEIVED AND PLEDGED AS COLLATERAL

To the extent that we receive collateral in connection with derivative and repurchase agreement transactions, we are generally permitted to sell or repledge these securities. As of March 31, 2010, we did not have any securities held as collateral. We also pledge our own assets to collateralize our repurchase agreements and in connection with derivative transactions. These securities owned and pledged, where the counterparty has the right by contract or custom to sell or repledge the financial instruments, were approximately $285.8 million as of March 31, 2010 and consisted of securities pledged as initial collateral on repurchase agreements. In addition, as of March 31, 2010, we had $0.8 million of cash with counterparties as collateral on derivatives, which is included in Due from broker on the consolidated balance sheet.

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

During the first quarter of 2010, Fannie Mae and Freddie Mac announced and began to carry out plans to buy “substantially” all mortgages held in RMBS pools issued under their respective programs that are delinquent by 120 days or more.  Primarily as a result of this action, we recorded $28.4 million in Other receivables as of March 31, 2010, which qualified as eligible securities toward the $20.0 million discussed in the previous paragraph.

12. LONG TERM DEBT

The following table summarizes our long term debt:

		Weighted
	Carrying	Average
	Value	Rate
	(In thousands)
Recourse:
Trust Preferred Securities	$25,775	3.75%
Junior Subordinated Debt	95,000	1.00%
Series A & Series B Notes	72,453	5.75%
Total Recourse	193,228	2.66%
Non-Recourse:
DFR MM CLO (1)	217,296	0.97%
Consolidated Investment Products (2)	2,069,394	0.83%
Total Non-Recourse	2,286,690	0.84%
Total long term debt	$2,479,918	1.02%

(1)          Excludes $19.0 million of DFR MM CLO debt that is owned by us and eliminated upon consolidation. Had this debt been included, the weighted-average borrowing rate would be 1.23% as of March 31, 2010.

(2)          Includes the fair value of the preference shares in the carrying value, however, the preference shares do not have a stated interest rate.

Recourse Debt

Recourse debt refers to debt that is our general obligation.

Junior Subordinated Debt and Trust Preferred Securities

On March 4, 2010, we entered into the Exchange Agreement with Taberna Preferred Funding V, Ltd., Taberna Preferred Funding VII, Ltd., Taberna Preferred Funding VIII, Ltd. and Taberna Preferred Funding IX Ltd. (collectively, “Taberna”), to exchange $95.0 million of the $120.0 million aggregate outstanding principal amount of Trust Preferred Securities previously issued by our three wholly-owned indirect subsidiaries, Deerfield Capital Trust I, Deerfield Capital Trust II and Deerfield Capital Trust III, for $95.0 million aggregate outstanding principal amount of junior subordinated notes (the “Junior Subordinated Debt”) issued by us (the “Trust Preferred Exchange”). The Trust Preferred Exchange was completed on March 4, 2010. An aggregate of $25.0 million in principal amount of Trust Preferred Securities issued by Deerfield Capital Trust I was not exchanged and remains outstanding.

The Junior Subordinated Debt is governed by a junior subordinated indenture (the “New Indenture”), dated March 4, 2010, between us and The Bank of New York Mellon Trust Company, National Association, as trustee. Pursuant to the New Indenture, the Junior Subordinated Debt bears a fixed interest rate of 1.00% per annum from the date of issuance through April 30, 2015 or an earlier date upon which certain specified events occur (the “Modification Period”). Thereafter, the Junior Subordinated Debt will be subject to a variable interest rate equal to LIBOR plus 2.58% per annum, payable quarterly on the then outstanding principal amount of the Junior Subordinated Debt until maturity on October 30, 2035.

The New Indenture contains certain restrictive covenants including, among other things, (i) a covenant that requires all asset management activities to be conducted by DFR and its subsidiaries, and which permits us to sell equity and material assets of DCM only if all asset management fees and proceeds from equity and asset sales are subject to the limits on restricted payments set forth in the New Indenture, (ii) a debt covenant that permits DFR and DCM to incur indebtedness only if the proceeds of such indebtedness are subject to the limits on restricted payments set forth in the New Indenture and (iii) a restricted payments covenant that restricts our ability to pay dividends or make distributions in respect of our equity securities, subject to a number of exceptions and conditions. If we fail to complete one or more transactions that in the aggregate result in the repayment or refinancing of the Senior Notes upon terms that improve the credit position of the holders of the Junior Subordinated Debt by satisfying all of the following conditions: (i) increased pro forma interest coverage; (ii) reduced pro forma debt-to-equity ratio; (iii) the aggregate principal amount of any permitted refinancing indebtedness under the New Indenture is less than the aggregate principal amount of the Senior Notes; and (iv) after such transaction(s), the pro forma GAAP consolidated net worth of DFR is either positive or has improved (a “Credit Enhancing Transaction”) within certain time periods, then the Modification Period will terminate and certain exceptions to the restricted payments covenant will no longer be available to us. We currently expect that the issuance of the Convertible Notes and consummation of the Senior Notes Discharge will satisfy the requirement that we complete a Credit Enhancing Transaction. Unlike the indentures for the Trust Preferred Securities, the New Indenture does not contain a covenant requiring us to maintain a minimum net worth.

Series A and Series B Notes

On March 22, 2010, DFR and Deerfield entered into the Senior Notes Discharge Agreement discussed in Note 3.

Non-Recourse Debt

Non-recourse debt refers to debt with recourse only to specific assets pledged as collateral to the lenders, such as the debt issued by CDOs that are consolidated as VIEs. The creditors of non-recourse debt have no recourse to our other assets. None of our non-recourse debt is subject to potential margin calls for additional pledges of cash or assets.

DFR MM CLO

The carrying value of the collateral held in DFR MM CLO, which are the only assets to which the DFR MM CLO debt holders have recourse for repayment, was $279.3 million as of March 31, 2010.

Consolidated Investment Products

During the three months ended March 31, 2010, the CIP CDOs paid down $43.4 million of their outstanding debt. The carrying value of the collateral held in the CIP CDOs, which are the only assets to which the CIP CDOs debt holders have recourse for repayment, was $2.4 billion as of March 31, 2010.

13. STOCKHOLDERS’ EQUITY

Performance Shares

There was no performance share activity during the three months ended March 31, 2010.  As of March 31, 2010, there were 308,164 performance shares outstanding.

Restricted Stock Grants

As of January 1, 2010, we had one nonvested restricted stock grant outstanding related to 433 shares of our common stock.  All of the 433 shares associated with the restricted stock grant vested during the three months ended March 31, 2010, and we no longer have any outstanding restricted stock grants.

Warrants

On April 14, 2009, we announced the formation of DPLC, our investment venture with Pegasus. In connection with the formation of DPLC, we issued to Pegasus Deerfield, an affiliate of Pegasus, (i) a five-year warrant to purchase 2,500,000 shares of our common stock at an exercise price of $4.25 per share (“Warrant A”) and (ii) a five-year warrant to purchase 500,000 shares of our common stock at an exercise price of $10.00 per share (“Warrant B” and, together with Warrant A, the “Warrants”).

On March 21, 2010, we entered into the Termination Agreement with the Pegasus Parties, the Deerfield Parties and Jonathan Trutter, our CEO, pursuant to which the Pegasus Parties waived certain rights with respect to the issuance of the Stock Consideration and the issuance of the Conversion Shares. In addition, the Deerfield Parties and the Pegasus Parties agreed to terminate or amend certain provisions of agreements related to DPLC and cancel the Warrants.

We also granted certain of the Pegasus Parties and their affiliates the DPLC Restructuring Warrants, which are fully vested warrants to purchase 250,000 shares of our company’s common stock at an exercise price of $4.25 per share. For the three months ended March 31, 2010, we recognized $0.5 million of warrant expense related to the DPLC Restructuring Warrants in other general and administrative expense in the condensed consolidated statement of operations. See Note 3 for more details.

14. COMPUTATION OF NET INCOME (LOSS) PER SHARE

The following table presents the calculation of basic and diluted net income (loss) per share:

	Three months ended March 31,
	2010	2009
	(In thousands, except per share data)

Net income (loss)	$(3,300)	$11,539
Less: Cumulative convertible preferred stock dividends and accretion	—	—
Net income (loss) attributable to common stockholders	(3,300)	11,539
Net loss attributable to noncontrolling interest	3,163	—
Net income (loss) attributable to Deerfield Capital Corp.	$(137)	$11,539

Weighted average shares used in basic and diluted calculations	6,763	6,702

Net income (loss) attributable to Deerfield Capital Corp. per share - basic	$(0.02)	$1.72

Net income (loss) attributable to Deerfield Capital Corp. per share - diluted	$(0.02)	$1.72

For the three months ended March 31, 2010, the 250,000 DPLC Restructuring Warrants that were issued and vested on March 22, 2010 in connection with the Termination Agreement were not included in the calculation of diluted net income (loss) per share because their effect was anti-dilutive. For the three months ended March 31, 2010 and 2009, performance shares were included in the weighted average shares calculation but were not included in shares outstanding. For the three months ended March 31, 2009, restricted stock grants for 541 shares of our Common Stock were not included in the calculation of diluted net income (loss) per share because their effect was anti-dilutive under the treasury stock method.

15. INCOME TAXES

We have recorded deferred income taxes as of March 31, 2010 in accordance with ASC Topic 740 — Income Taxes (“ASC Topic 740”). We record deferred tax assets and liabilities for the future tax consequences attributable to differences between the GAAP carrying amounts and their respective income tax bases. As required by ASC Topic 740, DFR evaluated the likelihood of realizing tax benefits in future periods, which requires the recognition of a valuation allowance to reduce any deferred tax assets to an amount that is more likely than not to be realized.

As of March 31, 2010, we continued to record a full valuation allowance on our deferred tax asset. Accordingly, as of March 31, 2010, we have recognized a gross deferred tax asset of $356.9 million, a deferred tax liability of $3.4 million and a valuation allowance for deferred tax assets in the amount of $353.4 million. As such, we recognized no net deferred tax asset as of March 31, 2010. For the three months ended March 31, 2010, the Investment Management segment recorded income tax expense of $400 related to Deerfield Capital Management (Europe) Limited.

As of March 31, 2010, we had a federal net operating loss (“NOL”) of approximately $235.3 million, which will begin to expire in 2028 if not used, and net capital losses (“NCLs”) in excess of capital gains of approximately $429.4 million, which will begin to expire in 2012 if not used. No assurance can be provided that we will have future taxable income or future capital gains to benefit from our NOL and NCL carryovers.

In addition, the issuances of shares of our Common Stock contemplated by the Acquisition Agreement will result in an ownership change as defined in Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”) (“Ownership Change”). Generally, there is an Ownership Change if, at any time, one or more 5% shareholders (as defined in the Code) have aggregate increases in their ownership of more than 50 percentage points looking back over the relevant testing period, which can occur as a result of acquisitions and certain dispositions of common stock by our 5% shareholders. As a result of the occurrence of the Ownership Change, our ability to use our NOLs, NCLs and certain recognized built-in losses to reduce our taxable income in a future year will generally be limited to an annual amount (the “Section 382 Limitation”) equal to our fair value immediately prior to the Ownership Change, subject to certain adjustments, multiplied by the long term tax-exempt interest rate, which for the month of May is 4.03%. In the event of an Ownership Change, NOLs and NCLs that exceed the Section 382 Limitation in any year will continue to be allowed as carryforwards for the remainder of the carryforward period, and such NOLs and NCLs can be used to offset taxable income for years within the carryforward period subject to the Section 382 Limitation in each year. However, if the carryforward period for any NOL or NCL were to expire before that loss was fully utilized, the unused portion of that loss would be lost.

Our charter currently contains transfer restrictions to prevent investors from aggregating ownership of our Common Stock and triggering an Ownership Change. Since the issuance of the Acquisition Shares will result in an Ownership Change, our board of directors (the “Board”) has exempted the Stock Issuances from the restrictions set forth in Article IX of the charter. If the proposed transactions are consummated and the Acquisition Shares are issued to Bounty, our Board has agreed to terminate the restrictions on ownership and transfer contained in Article IX of the charter.

16. COST SAVINGS INITIATIVES

In March and November 2008, in response to the adverse credit markets, we implemented cost savings initiatives (the “2008 Cost Saving Initiatives”) and reduced our headcount by 37 employees, or approximately 28.5% of our pre-initiative workforce. Additionally, we reduced bonus compensation and instituted a salary freeze.

As of December 31, 2009, we recorded, as part of Accrued and other liabilities, $46,000 of remaining costs related to the 2008 Cost Savings Initiatives, which were all paid during the three months ended March 31, 2010.

17. SEGMENT REPORTING

Our business consists of three reportable segments: Investment Management, Principal Investing and Consolidated Investment Products. We evaluate the performance of the Investment Management and Principal Investing segments (“DFR Operations”) based on segment results, expenses and revenues. We separately evaluate our Consolidated Investment Products segment based on its results, expenses and revenues, as the Consolidated Investment Products segment exclusively consists of the CIP CDOs. The results for all segments also include direct and allocated expenses and revenues. The following table provides a breakdown of our condensed consolidated statements of operations into segment-based components. DFR Operations for the three months ended March 31, 2010 is comparable to our consolidated GAAP results for prior periods.

The following summarizes the financial information concerning our reportable segments (as described in Note 1):

	For the three months ended March 31, 2010
	(In thousands)
	Investment Management(1)	Principal Investing(1)	DFR Operations	Consolidated Investment Products	Eliminations		Consolidated

Interest income	$6	$7,269	$7,275	$24,286	$(59)	(2)	$31,502
Interest expense	1,213	1,785	2,998	4,755	(59)	(2)	7,694
Net interest income (expense)	(1,207)	5,484	4,277	19,531	—		23,808
Provision for loan losses	—	4,186	4,186	—	—		4,186
Net interest income (expense) after provision for loan losses	(1,207)	1,298	91	19,531	—		19,622
Investment advisory fees	6,502	—	6,502	—	(3,606)	(3)	2,896
Total net revenues	$5,295	$1,298	$6,593	$19,531	$(3,606)		$22,518
Depreciation and amortization	$5,738	$—	$5,738	$—	$—		$5,738
Income tax expense	$—	$—	$—	$—	$—		$—
Net income (loss)	$(3,448)	$3,992	$544	$(3,844)	$—		$(3,300)

	As of March 31, 2010
	(In thousands)
Identifiable assets	$40,098	$675,850	$715,948	$2,383,348	$(3,067)	(4)	$3,096,229

	For the three months ended March 31, 2009
	(In thousands)
	Investment Management(1)	Principal Investing(1)	Consolidated

Interest income	$46	$13,736	$13,782
Interest expense	1,344	5,655	6,999
Net interest income (expense)	(1,298)	8,081	6,783
Provision for loan losses	—	2,107	2,107
Net interest income (expense) after provision for loan losses	(1,298)	5,974	4,676
Investment advisory fees	4,737	—	4,737
Total net revenues	$3,439	$5,974	$9,413
Depreciation and amortization	$1,635	$—	$1,635
Income tax expense	$18	$—	$18
Net income (loss)	$(3,386)	$14,925	$11,539

		As of March 31, 2009
	(In thousands)
Identifiable assets	$52,585	$933,734	$986,319

(1)                                  Excludes the $0.7 million and $1.5 million of intercompany investment and advisory fees revenues of the Investment Management segment and corresponding intercompany management and incentive fee expense for the Principal Investing segment related to the management agreement between the two segments for the three months ended March 31, 2010 and March 31, 2009, respectively.

(2)                                  Primarily represents interest income and the corresponding interest expense earned by the Principal Investing segment on their investment in the Consolidated Investment Products segment debt.

(3)                                  Primarily represents internal fees charged to the Consolidated Investment Products segment by the Investment Management segment for investment advisory services.

(4)                                  Represents the receivable for fees charged to the Consolidated Investment Products segment by the Investment Management segment which have not yet been paid by the Consolidated Investment Products segment.

The Principal Investing segment results of operations include the financial results of DFR MM CLO and DPLC for the three months ended March 31, 2010.

18. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

As previously reported, the SEC is conducting an investigation relating to certain practices associated with the offer, purchase or sale of collateralized mortgage obligations and real estate mortgage investment conduits (“REMICs”) and the creation of re-REMICs.  In connection with this investigation, the SEC has requested and obtained certain information from DFR and DCM relating to certain mortgage securities transactions effected by DCM for DFR in 2005 and 2006.  In the event that we are subject to an SEC enforcement or other proceeding relating to the transactions, we could be subject to significant monetary fines or other damages or penalties whether by enforcement action or via consensual settlement proceedings, and DCM could incur reputational damage as an investment manager.

In the ordinary course of business, we may be subject to legal and regulatory proceedings that are generally incidental to our ongoing operations. While there can be no assurance of the ultimate disposition of such proceedings, we do not believe their disposition will have a material adverse effect on our consolidated financial statements.

2010 Interim Chairman Compensation Agreement

On March 22, 2010, we entered into a letter agreement (“2010 Rothschild Compensation Agreement”) with Peter H. Rothschild setting forth the fees payable to him for his services as Interim Chairman of the Board for the year ended December 31, 2010. Mr. Rothschild has been a member of the Board since December 2004 and the Interim Chairman of the Board since April 19, 2007. The 2010 Rothschild Compensation Agreement provides for a base fee during 2010, of $41,667 per month and an expense reimbursement of $10,000 per month for expenses relating to office space, information technology and other items which Mr. Rothschild pays to his firm which provides him with office space and related infrastructure. This agreement is subject to cancellation at any time at the discretion of the compensation committee of the Board (the “Compensation Committee”) as well as the occurrence of certain specified events. The 2010 Rothschild Compensation Agreement also provides for two discretionary fees, a “Capital Transaction Success Fee” not to exceed $1,000,000 and a “Non-Capital Transaction Success Fee” not to exceed $500,000, which may be paid if certain specified conditions are met. The conditions for payment of the discretionary fees include, but are not limited to, Mr. Rothschild playing an instrumental role in arranging and completing a strategic transaction that substantially increases shareholder value. The Compensation Committee of the Board has complete discretion over whether to award the Capital Transaction Success Fee and the Non-Capital Transaction Success Fee and over the amount of the fees and the portion payable as cash or non-cash compensation, and the Compensation Committee has not yet finally determined the amount of such fees to be paid in connection with the consummation of the transactions.

Other Commitments and Contingencies

We had unfunded investment commitments on bank loans of $2.4 million as of March 31, 2010. The timing and amount of additional funding on these bank loans are at the discretion of the borrower, to the extent the borrower satisfies certain requirements and provides certain documentation.

In connection with the proposed strategic transactions with CNCIM and Bounty, our Compensation Committee has discussed but not yet finally determined to award special bonuses to our officers and Mr. Rothschild upon consummation thereof. The aggregate amount of any such bonuses, together with any discretionary fees paid pursuant to the 2010 Rothschild Compensation Agreement, will not exceed $1.3 million.

19. SUBSEQUENT EVENTS

In connection with the preparation of the consolidated financial statements, we evaluated subsequent events after the balance sheet date of March 31, 2010. There have been no significant subsequent events since March 31, 2010 that would require adjustment to or additional disclosure in these financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements in this discussion regarding the industry outlook and our expectations regarding the future performance of our business and the other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in this quarterly report on Form 10-Q (“Quarterly Report”) beginning on page 2 under the title “Special Note Regarding Forward Looking Statements” and in “Part II — Item 1A. Risk Factors” and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as filed with the Securities and Exchange Commission on March 23, 2010 (our “2009 10-K”) in “Part I — Item 1A. Risk Factors.” You should read the following discussion together with our condensed consolidated financial statements and notes thereto included in “Part I — Item 1. Financial Statements” of this Quarterly Report. Unless otherwise noted or the context otherwise requires, we refer to Deerfield Capital Corp. as “DFR,” to DFR and its subsidiaries as “we,” “us,” “our” or “our company,” to Deerfield & Company LLC, one of our indirect wholly-owned subsidiaries, as “Deerfield” and to Deerfield Capital Management LLC, our former external manager and another of our indirect wholly-owned subsidiaries, as “DCM.” We refer to our acquisition of Deerfield pursuant to a merger agreement, dated as of December 17, 2007, among us, DFR Merger Company, LLC (our wholly-owned subsidiary that was merged into Deerfield), Deerfield and Triarc Companies, Inc. (“Triarc” (as sellers’ representative)) by which DFR Merger Company, LLC was merged with and into Deerfield on December 21, 2007 as the “Merger.”

Overview

We are a Maryland corporation with an Investment Management segment that manages approximately $8.9 billion of client assets as of April 1, 2010, including bank loans and other corporate debt, residential mortgage-backed securities (“RMBS”), government securities and asset-backed securities (“ABS”). In addition, our Principal Investing segment has an investment portfolio of approximately $581.5 million as of March 31, 2010, comprised of fixed income investments, including bank loans and other corporate debt and RMBS.

Our Business

Our business consists of three business segments: Investment Management, Principal Investing and Consolidated Investment Products. Our Investment Management segment involves earning investment advisory fees for managing a variety of investment products including collateralized debt obligations (“CDOs”), separately managed accounts and other investment vehicles. Our Principal Investing segment involves maintaining an investment portfolio comprised primarily of bank loans and other corporate debt and Agency RMBS (as defined below). Agency RMBS are backed by mortgage loans and are guaranteed as to principal and interest by federally chartered entities such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and, in the case of the Government National Mortgage Association (“Ginnie Mae”), the U.S. government. We refer to these entities as “Agencies” and to RMBS guaranteed or issued by the Agencies as “Agency RMBS.” Our Agency RMBS portfolio consists of Fannie Mae and Freddie Mac securities. We refer to our investments in senior secured loans (first lien and second lien term loans), senior subordinated debt facilities and other junior securities, typically across a range of industries, as “Corporate Loans.”  In our Consolidated Investment Products segment, we provide investment management services to seven CDOs (the “CIP CDOs”) that are consolidated as Variable Interest Entities (“VIEs”) consistent with Accounting Standards Codification (the “Codification”) Topic 810—Consolidation (“ASC Topic 810”) as amended by Accounting Standards Update (“ASU”) 2009-17 (“ASU 2009-17”). The Consolidated Investment Products segment excludes DFR Middle Market CLO Ltd. (“DFR MM CLO”), which is included in the Principal Investing segment because we own 100% of its preference shares.

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

AUM

As of April 1, 2010, DCM’s total assets under management (“AUM”) was approximately $8.9 billion, held in 28 CDOs, six separately managed accounts and one other investment vehicle.

The following table summarizes the AUM for each of our product categories:

	As of April 1, 2010
	Number of
	Accounts	AUM
		(In thousands)
CDOs (1):
CLOs	12	$3,917,215
Asset-backed securities	12	3,903,266
Corporate bonds	4	722,431
Total CDOs	28	8,542,912
Separately managed accounts (2)	6	320,568
Other investment vehicle (3)	1	10,110
Total AUM (4)		$8,873,590

(1)                                  CDO AUM numbers generally reflect the aggregate principal or notional balance of the collateral and, in some cases, the cash balance held by the CDOs and are as of the date of the last trustee report received for each CDO prior to April 1, 2010. The AUM for our Euro-denominated CDOs has been converted into U.S. dollars using the spot rate of exchange as of the respective AUM date.

(2)                                  AUM for certain of the separately managed accounts is a multiple of the capital actually invested in such account. Management fees for these accounts are paid on this higher AUM amount.

(3)                                  Other investment vehicle AUM represents the AUM of Deerfield Pegasus Loan Capital LP (“DPLC”).

(4)                                  Included in Total AUM for April 1, 2010 is $279.7 million related to DFR MM CLO. DCM manages DFR MM CLO but is not contractually entitled to receive any management fees so long as 100% of the preference shares are held by Deerfield Capital LLC (“DC LLC”) or an affiliate thereof.

Principal Investing Segment

Income from our Principal Investing segment is influenced by four factors: (i) the nominal amount of interest income we earn on our investment portfolio and the net spread, or difference, between the interest income we earn on our investment portfolio and the cost of our borrowings net of hedges, if any, (ii) the net recognized gains and losses, if any, on our investment portfolio, (iii) provision for loan losses, if any, and (iv) the volume or aggregate amount of such investments. We use leverage to seek to enhance our returns, which can also magnify losses. The cost of borrowings to finance our investments comprises a significant portion of our operating expenses.

The following table is a summary of our Principal Investing segment by asset class:

	March 31, 2010
	Carrying	% of Total
Principal Investing	Value	Investments
	(In thousands)

RMBS (1)	$303,258	51.0%
Corporate leveraged loans:
Loans held in DFR MM CLO	267,156	45.0%
Other corporate leveraged loans	517	0.1%
Loans held in DPLC	5,265	0.9%
Commercial real estate loans and securities	9,453	1.6%
Equity securities	1,345	0.2%
Other investments	7,234	1.2%
Total Investments	594,228	100.0%
Allowance for loan losses	(12,764)
Net Investments	$581,464

(1)                                  RMBS are either Agency RMBS or non-Agency RMBS. As of March 31, 2010, non-Agency RMBS represented $2.5 million.

Consolidated Investment Products

The Consolidated Investment Products segment was established on January 1, 2010 in accordance with the amendments to the consolidation guidance in the Financial Account Standards Board (“FASB”) ASC Topic 810. We provide investment management services to the CIP CDOs and earn contractually-negotiated management fees for providing our services to the CIP CDOs.  Management fees vary by contract and performance of the products, but may include senior fees, subordinated fees and incentive fees. DFR MM CLO is not included in the Consolidated Investment Products segment but is included in the Principal Investing segment because we own 100% of its preference shares.

The following table is a summary of our Consolidated Investment Products segment by asset class:

	March 31, 2010
	Carrying	% of Total
Consolidated Investment Products	Value	Investments
	(In thousands)

Loans	$1,990,929	90.5%
Corporate bonds	208,166	9.5%
Other investments	483	0.0%
Total Investments	$2,199,578	100.0%

Our Strategy

Our strategies to achieve growth center on four areas: (i) the acquisition of existing CDO contracts from other managers, (ii) the internal development of new product offerings relying on existing capabilities, (iii) the introduction of new products resulting from acquisitions of and ventures with external managers and (iv) the creation of new CLO structures as the market environment improves and the economics for new issuances become attractive to investors.

On March 23, 2010, we announced our entry into a definitive agreement with Bounty Investments, LLC (“Bounty”) and Columbus Nova Credit Investments Management, LLC (“CNCIM”) to acquire all of the outstanding equity interests of CNCIM from Bounty which will provide a significant increase in our AUM and management fee income, and the other related transactions will result in the elimination of our near-term debt maturities, reduce our total debt and remove a number of restrictive debt covenants.  As a result of the transactions with Bounty, we believe the ongoing relationship between us and Bounty will result in opportunities for us to grow both organically and via acquisitions that may not have otherwise been available to us. See “Proposed Strategic Transactions” later in this section for more details.

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

Proposed Strategic Transactions

The Acquisition and Issuance of the Acquisition Shares

On March 22, 2010, we entered into an Acquisition and Investment Agreement (the “Acquisition Agreement”) with Bounty and CNCIM, pursuant to which we agreed to acquire all of the outstanding equity interests of CNCIM from Bounty (the “Acquisition”) for a total purchase price of $32.5 million consisting of (i) the issuance of 4,545,455 shares (at an implied price of $5.50 per share) (the “Acquisition Shares”) of our common stock, par value $0.001 per share (the “Common Stock”) and (ii) deferred payments totaling $7.5 million in cash payable in five equal annual installments beginning six months after the closing date of the Acquisition and the issuance of the Convertible Notes (the “Closing Date”). The final purchase price for accounting purposes will be determined at the Closing Date which is contingent upon shareholders approval of the issuance of the Acquisition Shares and the Conversion Shares (as defined below).

We have agreed to pay the cost of transferring the operations of CNCIM as estimated on the Closing Date, which are currently anticipated to be approximately $1.2 million. Bounty has agreed to pay the costs in excess of such amount. Bounty has also agreed to indemnify us for losses relating to CNCIM’s operating liabilities arising prior to the Closing Date (other than liabilities under certain employment agreements, liabilities relating to the CNCIM CLOs’ management agreements, liabilities relating to actions taken pursuant to a Transition Services Agreement with Bounty and CNCIM, pursuant to which we are providing services to CNCIM in connection with CNCIM’s management of the CNCIM CLOs (“Transition Services Agreement”) and the expenses of the transfer of operations) for one year from the Closing Date, as well as certain pre-closing tax liabilities for three years from the Closing Date, up to $5.0 million in the aggregate.

The Acquisition Agreement contains customary covenants of CNCIM and us, including with respect to the operation of their respective businesses between the date of the Acquisition Agreement and the Closing Date. The consummation of the transactions contemplated by the Acquisition Agreement (the “Closing”) is subject to several closing conditions, including, among other things, the approval by our stockholders of the issuance of the Acquisition Shares and the potential issuance of the Conversion Shares (as defined below), collectively referred to as the “Stock Issuances,” the consummation of the Senior Notes Discharge, the absence of certain governmental constraints and the absence of a material adverse effect on our business of that of CNCIM.

The Convertible Notes Agreement and Potential Issuance of the Conversion Shares

On March 22, 2010, in connection with entering into the Acquisition Agreement, we entered into a Senior Subordinated Convertible Notes Agreement (the “Convertible Notes Agreement”) with Bounty pursuant to which Bounty has agreed to purchase for cash $25.0 million in aggregate principal amount of our senior subordinated convertible notes (the “Convertible Notes”), convertible into 4,132,231 shares of Common Stock (as such amount may be adjusted in certain events or increased in connection with the payment of interest-in-kind (“PIK Interest”)) (the “Conversion Shares”) at an initial conversion price of $6.05 per share, subject to adjustment.

We may issue and sell up to an additional $25.0 million of Convertible Notes under the Convertible Notes Agreement, subject to Bounty’s approval, although we have no agreement with respect to any such additional issuances at this time. The holders of Convertible Notes will have the right, at any time, to convert the principal amount of the Convertible Notes held by such holders into Conversion Shares at the conversion rate, which will initially be approximately 165.29 shares per $1,000 principal amount of Convertible Notes (the “Conversion Rate”) (equal to a conversion price of $6.05 per share), and is subject to adjustment from time to time for specified events.

We intend to close the issuance and sale of the Convertible Notes to Bounty simultaneously with the closing of the Acquisition on the Closing Date. All Convertible Notes issued on the Closing Date or thereafter will mature on the date that is seven years and six months following the Closing Date. Interest on the Convertible Notes will be payable to the holders of the Convertible Notes quarterly in arrears on each January 1, April 1, July 1 and October 1. We will pay interest in cash at a per annum rate starting at 8% and increasing to 11% depending on the interest period in which interest is due and payable; provided, that we may, in our sole discretion and upon notice to the holders of the Convertible Notes, elect to pay up to 50% of the interest payment due to any holder of the Convertible Notes in PIK Interest subject to certain conditions. The Senior Notes Discharge

On March 22, 2010, DFR and Deerfield entered into a Payment Agreement and Release (the “Senior Notes Discharge Agreement”) with the holders of the Series A Senior Secured Notes issued by Deerfield (the “Series A Notes”) and the holders of the Series B Senior Secured Notes issued by Deerfield (the “Series B Notes” and, together with the Series A Notes, the “Senior Notes”), pursuant to which we have agreed with the holders of the Senior Notes to discharge all of the approximately $48.8 million in aggregate principal amount of Series A Notes outstanding at approximately 64.1% of the principal amount thereof plus accrued interest, and all of the approximately $25.1 million in aggregate principal amount of the Series B Notes outstanding at approximately 94.5% of the principal amount thereof plus accrued interest, or an aggregate discount of approximately 25.6% from the face amount of the Senior Notes plus accrued interest (the “Senior Notes Discharge”). We are required to consummate the Senior Notes Discharge if we complete one or more debt or equity financing transactions or recapitalization transactions (or any combination of debt or equity financing and recapitalization transactions), which result in cash proceeds to DFR or Deerfield in an aggregate amount of at least $25 million on or prior to July 31, 2010. The issuance of the Convertible Notes would trigger this requirement. We intend to use the proceeds of the issuance of the Convertible Notes, together with other available funds, to effect the Senior Notes Discharge. Upon consummation of the Senior Notes Discharge, all obligations and liabilities of DFR and Deerfield under the Senior Notes will be released and the intercreditor agreement related to the Senior Notes will be terminated.

Effective upon the date of the Senior Notes Discharge Agreement, we released certain of the holders of the Senior Notes from their obligation to indemnify us for losses related to certain matters pursuant to the terms of the Merger Agreement (which indemnification obligations would otherwise have remained in effect until June 30, 2010).

The DPLC Restructuring

We announced on March 22, 2010 that we entered into a Termination Agreement (the “Termination Agreement”) with Pegasus Deerfield (AIV), LLC, (“Pegasus Deerfield”), PGS Management, LLC, (“PM”, and together with the Pegasus Deerfield, the “Pegasus Parties”), DPLC, DCM, DPLC General Partner LLC (“DPLC GP”), Deerfield Loan Manager LLC (“DLM” and together with DFR, DCM and DLM, the “Deerfield Parties”) and Jonathan Trutter, pursuant to which (i) the Pegasus Parties waived certain rights with respect to the Stock Issuances and (ii) the Deerfield Parties and the Pegasus Parties terminated or amended certain provisions of agreements related to DPLC and cancelled warrants to purchase three million shares of our Common Stock, which is all of the warrants previously issued to the Pegasus Parties (the “DPLC Restructuring”). Pursuant to the Termination Agreement, DPLC GP and DPLC released all partners of DPLC from their unfunded capital commitments to DPLC as of the date of the Termination Agreement. In addition, DPLC made distributions of $9.0 million to the Pegasus Deerfield and an amount equal to his entire capital account balance to Jonathan Trutter. DPLC GP also withdrew an amount equal to the entire portion of its capital account attributable to DLM’s investment in DPLC GP and distributed such amount to DLM, our wholly-owned subsidiary. Additionally, we granted the Pegasus Investor and certain of its associates warrants to purchase an aggregate of 250,000 shares of common stock at an exercise price of $4.25 per share (“DPLC Restructuring Warrants”).  Pegasus Deerfield has also notified us that they intend to withdraw their entire remaining capital account balance.

Trends

We have identified the following trends that may affect our business:

Credit market dislocation.  The well-publicized disruptions in the financial markets that began in 2007 and escalated throughout 2008 significantly diminished through the second half of 2009 and into the first quarter of 2010. The numerous programs implemented by the U.S. government aimed at stabilizing credit markets and improving overall financial system liquidity show signs of having the desired effect. Among the signs of returning stability and confidence in financial markets was a strong increase in equity markets with the Dow Jones Industrial Average and the S&P 500 advancing by 29% and 27%, respectively, from June 30, 2009 until March 31, 2010. Further contributing to a sense of returning normalcy was the relative stability of treasury yields. On balance, rates along the yield curve changed by less than 14 basis points from  December 31,

2009 to March 31, 2010. The trailing 100 day volatility on the 10 year Treasury bond declined from 52.5% at June 30, 2009 to 27.2% at December 31, 2009 to 22.7% as of March 31, 2010 . While we certainly cannot predict the long-term effect that these programs will have on financial markets or our business, we have observed that the massive liquidity provided by the government via the numerous programs it implemented had the effect of raising prices and lowering risk premiums.

Financial Reform.  The dislocations referred to above caused widespread damage to the economy, significant loss of jobs and necessitated numerous bailout programs to moderate the negative impacts of the recent economic downturn. The U.S. federal government has expressed interest in undertaking financial reforms intended to prevent a recurrence of the 2008-2009 disruptions. Among the proposals that have been implemented or are being considered are limits on executive pay, new restrictions on the creation and trading of derivative securities, separating the trading and lending activities of commercial banks and a number of other ideas. As these reforms move toward final form, we will assess their impact on our business and adjust accordingly.

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

Credit spreads.  Beginning in the second half of 2007, credit markets experienced significantly higher yields and wider spreads versus Treasury securities. For example, the yield spread on the Barclay’s High Yield Bond Index increased from 295 basis points over Treasuries at June 30, 2007 to a peak of 1830 basis points in November of 2008. The widening of credit spreads evidenced by that index was pervasive and resulted in a decline over that period in the fair value for most of our investments and in the securities we manage. The second half of 2009 saw a dramatic narrowing of credit spreads, as evidenced by the spread on the Barclays High Yield Bond Index falling from 945 basis points as of June 30, 2009 to 570 basis points as of March 31, 2010. This narrowing of spreads has had a positive influence on the fair value of many of our investments, but may also have the effect of reducing the future attractiveness of such investments and reducing future net interest income.

Yield curve.  During 2009, the yield curve steepened, with the yield differential between 6 month Treasury bills and 10 year Treasury notes increasing from 1.95% to 3.65%. The most dramatic steepening occurred in the first half of 2009 as the yield differential between 6 month Treasury bills and 10 year Treasury notes at June 30, 2009 grew to 3.19%. In the second half of the year, the spread fluctuated between a low of 3.03% and a high of 3.65% which is where it finished the year.  In the first quarter of 2010, the yield curve was relatively stable, with the spread between 6 month treasury bills and 10 year Treasury notes narrowing by only 5 basis points from 3.65% at December 31, 2009 to 3.60% at March 31, 2010. Since our earnings are derived in part from the rate difference between the cost of our funding sources (such as repurchase agreements) and the earning rate of the assets purchased (such as RMBS) changes in the yield curve can impact our earnings. Historically, we attempted to limit our exposure to this risk by engaging in various types of hedging activities such as the use of interest rate swaps. More recently, we have reduced our hedging activities and are operating with a larger duration gap.

This decision has had the near-term effect of increasing the net interest income on our RMBS portfolio; however, if short term yields rise in relation to intermediate term yields (a flattening of the yield curve), we would likely experience a reduction in net interest income.

CDO financing and management.  The reduction in liquidity and widening of credit spreads resulted in significant downward pressure on the fair values of assets typically held in and financed by CDOs in 2009. These decreased fair values, along with increased default rates on assets held in CDOs and significant rating agency downgrades of the collateral underlying certain of our CDOs, caused our CDOs to trigger certain of their structural provisions and reduced our management fees and our AUM. See “Results of Operations—Investment Management Segment—CDOs” for further information.

The improving economic environment raises the possibility that the pace of new CLO issuance may increase during the remainder of 2010. While we have seen a modest number of new CLOs launched in the first quarter of 2010, it is very difficult to determine if or when we will have additional newly-formed CLOs under management. While overall conditions in the credit markets appear to be improving, there has been a significant reduction in the number of banks willing to provide warehouse financing for CLO collateral and, in those cases where financing is available, the banks are charging significantly higher fees and interest rates in addition to requiring more capital from borrowers. Similarly, potential investors are demanding significantly higher interest rates on CLO liabilities. To the extent that we are successful in creating new CLOs, the management fees we earn from managing these new CLOs may be significantly lower, and we may be required to invest more of our capital into a new CLO, which may negatively affect our ability to grow our AUM and revenue.

During 2008 and 2009, the CDO management market experienced some consolidation, evidenced by CDO management contracts being transferred to or acquired by other investment managers. On July 17, 2008, we acquired the management contract for Robeco CDO II Limited (“Robeco CDO”), and, on February 11, 2009, we assumed the management contract for Mayfair Euro CDO I.B.V. (“Mayfair Euro CDO”). In addition on March 23, 2010, we announced our entry into a definitive agreement with Bounty and CNCIM to acquire all of the outstanding equity interests of CNCIM, an investment manager with four CLOs under management, from Bounty, which will provide a significant increase in our CDO AUM and management fee income. We expect this consolidation trend to continue in the near term, and we continue to pursue the acquisition and assumption of additional management contracts.

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

Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These accounting principles require us to make some complex and subjective judgments and estimates. Our most critical accounting policies involve judgments and estimates that could affect our reported assets and liabilities, as well as our reported revenues and expenses. We believe that all of the judgments and estimates inherent in our financial statements were reasonable, based upon information available to us. We rely on management’s experience and analysis of historical and current market data in order to arrive at what we believe to be reasonable estimates. Under varying conditions, we could report materially different amounts arising under these critical accounting policies. We believe that the critical accounting policies upon which our financial condition and results of operation depend, and which involve the most complex subjective decisions or assessments, are included in the discussion entitled “Critical Accounting Policies” in “Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2009 10-K. There have been no material changes to the critical accounting policies disclosed in our 2009 10-K except as indicated below.

Recent Accounting Updates

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”). In December 2009, the FASB issued ASU 2009-17 to revise the Codification to include SFAS No. 167 within ASC Topic 810. In February 2010, the FASB issued ASU 2010-10, Amendments for Certain Investment Funds (“ASU 2010-10”), to defer the effective date of the amendments to the consolidation requirements of ASC Topic 810 resulting from the issuance of ASU 2009-17 for reporting entities with interests in entities with all the attributes of an investment company but specifically excluding interests in securitization entities.  This statement was issued to address concerns about financial statement preparers’ ability to structure transactions to avoid consolidation, balanced with the need for more relevant, timely and reliable information about an entity’s involvement in a VIE. This statement requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE. This analysis identifies the primary beneficiary of a VIE as the enterprise that has both the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining whether it has the power to direct the activities of the VIE that most significantly impacts the entity’s economic performance. The amendments to ASC Topic 810 also amend FIN 46(R) to eliminate the quantitative approach to determining the primary beneficiary of a VIE and requires ongoing reassessments of VIE status.  We adopted the amendments to ASC Topic 810 on January 1, 2010.

Beginning January 1, 2010, as a result of our adoption of the amendments to ASC Topic 810, we consolidated the CIP CDOs and created our Consolidated Investment Products segment. DFR MM CLO is not included in the Consolidated Investment Products segment but is included in the Principal Investing segment because we own 100% of its preference shares. The impact of consolidating the CIP CDOs into our condensed balance sheet as of March 31, 2010 is an increase to total assets of $2.4 billion, an increase in total liabilities of $2.1 billion and an increase in total stockholders’ equity of $235.5 million, including a cumulative effect from the adoption of the amendments to ASC Topic 810 of $244.9 million as of January 1, 2010. The impact of consolidating the CIP CDOs into our condensed consolidated statement of operations for the three months ended March 31, 2010 was an increase in total revenues of $19.5 million, an increase in total expense of $4.2 million, a decrease in net other income and gain (loss) of $19.1 million and a decrease in net income (loss) of $3.8 million. There was no effect on the income (loss) attributable to DFR as a result of the adoption of the amendments to ASC Topic 810.

In January 2010, the FASB issued ASU No. 2010-06—Fair Value Measurements and Disclosure (“ASC Topic 820”)—Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 amends ASC Topic 820 to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements. ASU 2010-06 also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. We adopted ASU 2010-06 and have included the required disclosures, with the exception of the requirement to provide disclosure of the Level 3 activity of purchases, sales, issuances and settlements on a gross basis, which will be effective for our interim and annual reporting periods that begin after December 15, 2010.

Financial Condition

The following table summarizes the carrying value of our investment portfolio by balance sheet classification as of March 31, 2010 for our Principal Investing and Investment Management segments:

	Investments at	Other	Loans Held	Loans Held
Security Description	Fair Value	Investments	For Sale	For Investment	Total
	(In thousands)
RMBS	$303,258	$—	$—	$—	$303,258
Corporate leveraged loans:
Loans held in DFR MM CLO (1)	—	—	—	267,156	267,156
Other corporate leveraged loans	—	—	517	—	517
Loans held in DPLC	5,265	—	—	—	5,265
Commercial real estate loans and securities (2)	—	—	—	9,453	9,453
Equity securities	—	1,345	—	—	1,345
Other investments (3)	9,090	—	—	—	9,090
Total invested assets	$317,613	$1,345	$517	276,609	596,084

Allowance for loan losses				(12,764)	(12,764)

				$263,845	$583,320

(1)                                  Loans held in DFR MM CLO classified as loans held for investment are reported gross of a $5.4 million allowance for loan losses as of March 31, 2010.

(2)                                  Commercial real estate loans are reported gross of a $7.4 million allowance for loan losses as of March 31, 2010.

(3)                                  Other investments includes $4.4 million of investments in the CIP CDOs that are eliminated upon consolidation.

Residential Mortgage-Backed Securities

For the three months ended March 31, 2010, we had net purchases of RMBS of $43.0 million and received RMBS principal paydowns of $43.2 million. This activity was partially off-set by a $0.9 million net decrease in the fair value of our RMBS holdings and $1.4 million of realized gains during the first quarter of 2010. Consequently, the fair value of our Agency RMBS and non-Agency RMBS declined from $302.5 million and $2.6 million, respectively, as of December 31, 2009 to a fair value of $300.8 million and $2.5 million, respectively, as of March 31, 2010.

As of March 31, 2010, our RMBS portfolio had a net amortized cost of 103.3% of its face value. Our total RMBS amortization for the three months ended March 31, 2010 and 2009 was $2.3 million and zero, respectively. As of March 31, 2010 and 2009, we had unamortized net premium of $10.0 million and $0.2 million, respectively, included in the cost basis of our RMBS portfolio. As of March 31, 2010 and 2009, the current weighted average life of the portfolio, which represents the average number of years for which each dollar of unpaid principal remains outstanding, was 6.4 years and 5.7 years, respectively.

Net portfolio duration, which is the difference between the duration of our RMBS portfolio and the duration of our repurchase agreements, adjusted for the effects of our interest rate swap portfolio, was 1.6 based on model-driven modified duration results. However, based on actual price movements observed in the market, we believe the empirical duration is significantly lower. In order to fully assess the possible impact of a change in interest rates on the RMBS portfolio, one should consider not only the duration, but also the portfolio’s leverage and spread risk. Our primary means of measuring and managing spread risk in our RMBS portfolio is to compute and monitor the dollar value of a 1 basis point change (the “DV01”) in the option adjusted spread at which our securities trade in relation to similar duration treasury obligations.

The following table details our RMBS holdings as of March 31, 2010:

			Weighted Average
						Contractual	Constant
	Par	Estimated		Months to	Yield to	Maturity	Prepayment	Modified
Security Description	Amount	Fair Value	Coupon	Reset (1)	Maturity	(Month/Year)	Rate (2)	Duration (3)
	(In thousands)
December 31, 2009:
Hybrid Adjustable Rate RMBS:
Rate reset in 1 year or less	$88,471	$91,565	4.79%	7	2.1%	06/35	9.1%	1.3%
Rate reset in 1 to 3 years	127,113	133,255	5.16%	24	2.4%	03/36	10.9%	1.7%
Rate reset in 3 to 5 years	17,355	18,414	5.23%	52	2.5%	03/35	15.5%	1.7%
Rate reset in 5 to 7 years	60,453	51,742	5.11%	65	2.5%	04/37	18.3%	1.7%
Rate reset in 7 to 10 years	4,589	4,822	5.11%	96	n/m	04/38	16.2%	3.0%
Fixed Rate RMBS:
30 year	9,332	3,460	6.09%	n/a	n/m	12/34	23.7%	2.7%
Total hybrid and fixed rate RMBS	$307,313	$303,258

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

The constant prepayment rate (“CPR”) attempts to predict the average annualized percentage rate of principal prepayments over the remaining life of the security. As interest rates rise, the rate of refinancing typically declines, which we believe may result in lower rates of prepayment and, as a result, a lower portfolio CPR. CPR also may be influenced by defaults in the mortgage loans underlying the RMBS that we hold. The Agencies that guarantee timely payment of principal and interest to RMBS holders may periodically choose to buy such delinquent mortgage loans from the pool by repaying the outstanding principal balance on the loan thereby increasing unscheduled repayments of principal and increasing CPR. Therefore, during periods of high delinquencies and defaults in the mortgages underlying our RMBS, we would also expect increases in prepayments and CPR. Furthermore, during the first quarter of 2010, Fannie Mae and Freddie Mac announced and began to carry out plans to buy “substantially” all mortgages held in RMBS pools issued under their respective programs that are delinquent by 120 days or more. This action had the effect of increasing the near-term CPR on our RMBS securities.

As of March 31, 2010, the mortgages underlying our hybrid adjustable-rate RMBS had fixed interest rates for a weighted average period of approximately 29 months after which time the interest rates reset and become adjustable. The average length of time until contractual maturity of those mortgages was approximately 26 years from date of issuance as of March 31, 2010.

After the reset date, interest rates on our hybrid adjustable-rate RMBS float based on spreads over various London Interbank Offered Rate (“LIBOR”) and U.S. Treasury indices. These interest rates are subject to caps that limit the amount the applicable interest rate can increase during any year, known as an annual cap, and through the maturity of the applicable security, known as a lifetime cap. As of March 31, 2010, the weighted average lifetime rate cap for the portfolio was 10.3%, the weighted average maximum increase in the first year that the rates are adjustable (“initial cap”) was 4.9%, and the weighted average maximum annual increase for years subsequent to the first year was 2.0%.

Loans

The following summarizes our loan portfolio, by loan classification, for our Principal Investing segment as of March 31, 2010:

	Carrying Value
	Investments at	Loans Held	Loans Held
Type of Loan	Fair Value	for Sale (1)	for Investment	Total
	(In thousands)
Corporate leveraged loans:
Loans held in DFR MM CLO (2)	$—	$—	$267,156	$267,156
Other corporate leveraged loans	—	517	—	517
Loans held in DPLC (3)	5,265	—	—	5,265
Commercial real estate loans (4)	—	—	9,453	9,453
	$5,265	$517	276,609	282,391
Allowance for loan losses			(12,764)	(12,764)
			$263,845	$269,627

(1)                                  Carrying value of loans held for sale is lower of cost or estimated fair value.

(2)                                  Loans held in DFR MM CLO classified as loans held for investment are reported gross of $5.4 million allowance for loan losses as of March 31, 2010.

(3)                                  Commercial real estate loans are reported gross of $7.4 million allowance for loan losses as of March 31, 2010.

(4)                                  Loans held in DPLC are syndicated bank loans. We elected to record these loans at fair value in accordance with ASC Topic 825.

The following summarizes our allowances for loan losses by loan classification as of March 31, 2010:

	Number	Par	Allowance
Type of Loan	of Loans	Value	for Loan Losses
		(In thousands)

Loans held in DFR MM CLO	4	$9,798	$5,356
Commercial real estate loans	3	8,058	7,408
Total	7	$17,856	$12,764

We did not recognize $0.8 million and $0.7 million of interest income earned, but not yet received, on loans held for investment and loans held for sale, respectively, for the three months ended March 31, 2010.

Loans Held in DFR MM CLO

DFR MM CLO is a VIE under ASC Topic 810. We have determined that we are the primary beneficiary of the VIE, causing us to consolidate the entity. We own 100% of the equity interests, issued as subordinated notes and preference shares, in DFR MM CLO, which we purchased for $50.0 million. DFR MM CLO is included in our Principal Investing segment. We also purchased all of the “BBB/Baa2” rated notes of DFR MM CLO for $19.0 million. As of March 31, 2010, DFR MM CLO had $278.4 million of investments in loans outstanding, with a carrying value of $267.2 million, which is included in loans on the consolidated balance sheet, reduced by an allowance for loan losses of $5.3 million. As of March 31, 2010, DFR MM CLO had restricted cash and cash equivalents of $14.7 million, which are generally utilized to purchase additional loans and pay distributions to debt and equity holders, and $217.3 million of notes payable to third party investors, which is included in our long term debt. The weighted average coupon on the loan portfolio was 6.44%, and the weighted average contractual maturity of the loan portfolio was 3.9 years, as of March 31, 2010. DFR MM CLO is a bankruptcy remote entity, and, although we consolidate 100% of the assets and liabilities of DFR MM CLO, our maximum exposure to loss on our investment in DFR MM CLO is limited to our initial investment of $69.0 million. As of March 31, 2010, we have received distributions from DFR MM CLO equal to $30.7 million since its inception.

The following table summarizes the carrying value of the DFR MM CLO loan portfolio:

March 31,
Type of Loan	2010
(In thousands)
First lien secured (1)	$124,029
Second lien secured (2)	129,441
Mezzanine	13,686
267,156
Allowance for loan losses	(5,331)
$261,825

(1)                                  Presented gross of a $1.2 million allowance for loan losses as of March 31, 2010.

(2)                                  Presented gross of a $4.1 million allowance for loan losses as of March 31, 2010.

Loans Held in DPLC

DPLC is a bankruptcy remote entity that we have determined we were required to consolidate pursuant to ASC Topic 810 as a result of our controlling interest therein as of March 31, 2010. On April 15, 2010, we withdrew our entire capital account from DPLC.    As of March 31, 2010, DPLC had investments in $5.6 million of loans, with an estimated fair value of $5.3 million, which are included in investments at fair value on the consolidated balance sheet. We elected to record all investments held in DPLC at fair value in accordance with ASC Topic 825. As of March 31, 2010, DPLC had $12.7 million of restricted cash and cash equivalents, of which $12.4 million was paid to investors on April 15, 2010, and the remaining is available for distributions and to pay expenses. As of March 31, 2010, weighted average coupon on the DPLC loan portfolio was 4.29%, and the weighted average contractual maturity of the loan portfolio was 4.0 years.

Other Corporate Leveraged Loans

We had other corporate leveraged loans totaling $0.5 million classified as loans held for sale on the consolidated balance sheet as of March 31, 2010.  The weighted average coupon on the other corporate leveraged loans as of March 31, 2010 was zero as all of these loans were on non-accrual status.

Commercial Real Estate Loans

We held four commercial real estate loans with a gross carrying value of $9.4 million as of March 31, 2010.  As of March 31, 2010, an allowance for loan losses of $7.4 million was recorded related to these loans. These loans are classified as held for investment on our consolidated balance sheet.

Derivatives and Hedging

The following table summarizes the derivative instruments in our Principal Investing segment as of March 31, 2010:

		Notional			Estimated Net
	Count	Amount	Assets	Liabilities	Fair Value
		(In thousands)
Interest rate swaps	1	$10,000	$—	$(199)	$(199)
Interest rate cap in DFR MM CLO	1	40,000	—	(37)	(37)
Warrants	3	n/a	26	—	26
	5	$50,000	$26	$(236)	$(210)

n/a—not applicable

Warrants

On April 14, 2009, we announced the formation of DPLC, our investment venture with Pegasus. In connection with the formation of DPLC, we issued to Pegasus Deerfield, an affiliate of Pegasus, (i) a five-year warrant to purchase 2,500,000 shares of our common stock at an exercise price of $4.25 per share (“Warrant A”) and (ii) a five-year warrant to purchase 500,000 shares of our common stock at an exercise price of $10.00 per share (“Warrant B” and, together with Warrant A, the “Warrants”).

On March 21, 2010, we entered into the Termination Agreement with the Pegasus Parties, the Deerfield Parties and Jonathan Trutter, our CEO, pursuant to which the Pegasus Parties waived certain rights with respect to the issuance of the Stock Consideration and the issuance of the Conversion Shares. In addition, the Deerfield Parties and the Pegasus Parties agreed to terminate or amend certain provisions of agreements related to DPLC and cancel the Warrants.

We also agreed to grant certain of the Pegasus Parties and their affiliates the DPLC Restructuring Warrants, which are fully vested warrants to purchase 250,000 shares of our company’s common stock at an exercise price of $4.25 per share. For the three months ended March 31, 2010, we recognized $0.5 million of warrant expense related to the DPLC Restructuring Warrants in other general and administrative expense in the condensed consolidated statement of operations.

Consolidated Investment Products

Investments in the Consolidated Investment Products segment include loans, corporate bonds and other investments recorded at fair value.  The investments of the Consolidated Investment Products segment are held solely to satisfy the obligations of the CIP CDOs.  We have no right to the benefits from, nor do we bear the risks associated with, the assets held by the CIP CDOs beyond our minimal direct investments in, and management fees generated from, the CIP CDOs.

Results of Operations

The following section provides a comparative discussion of our consolidated results of operations as of and for the three months ended March 31, 2010 and March 31, 2009.

Summary

The following table summarizes selected historical consolidated financial information:

	Three months ended March 31,
	2010	2009
	(In millions, except for per share data)

Consolidated Statements of Operations Data:
Net revenues	$22.5	$9.4
Total expenses	$14.1	$8.3
Net other income and (loss) gain	$(11.7)	$10.5
Net income (loss)	$(3.3)	$11.5
Net gain attributable to noncontrolling interest	$3.2	$—
Net income (loss) attributable to Deerfield Capital Corp.	$(0.1)	$11.5
Net income (loss) attributable to Deerfield Capital Corp. per share - diluted	$(0.02)	$1.72
Core earnings (1)	$4.5	$5.0
Core earnings per share - diluted (2)	$0.66	$0.75

	As of March 31,
	2010	2009
	(In millions, except for per share data)

Consolidated Balance Sheet Data:
Residential mortgage-backed securities	$303.3	$338.7
Assets in Consolidated Investment Products	$2,383.3	$—
Total assets	$3,096.2	$986.3
Repurchase agreements	$277.6	$318.6
Long term debt:
Recourse:
Trust preferred securities	$25.8	$123.7
Junior subordinated debt	$95.0	$—
Series A and Series B Notes	$72.4	$71.9
Non-Recourse:
DFR MM CLO	$217.3	$231.0
Wachovia Facility	$—	$12.0
Market Square CLO	$—	$276.0
Consolidated Investment Products	$2,069.4	$—
Total stockholders’ equity (deficit)	$234.2	$(70.5)

AUM:
Investment Management segment (3) (4)	$8,873.6	$10,321.5
Principal Investing segment (4) (5)	$581.5	$839.7

(1)                                  Core earnings represents a non-GAAP financial measure. Please see the “Reconciliation of Non-GAAP Financial Measures” below for a reconciliation between the comparable GAAP measure and a discussion of the importance placed on this measure by management.

(2)                                  We utilized the fully-diluted share number of 6,769,848 in the computation of the diluted core earnings per share for the three months ended March 31, 2010, which includes the dilutive impact of the DPLC Restructuring Warrants.

(3)                                  AUM for our Investment Management segment includes CDO AUM numbers, which generally reflect the aggregate principal or notional balance of the collateral and, in some cases, the cash balances held by the CDOs as of the date of the last trustee report received for each CDO prior to the relevant measurement date. The AUM for our Euro-denominated CDOs has been converted into U.S. dollars using the appropriate spot rate of exchange. AUM for our Investment Management segment also includes AUM for our separately managed accounts, which, in certain cases, is a multiple of the capital actually invested in such account. Management fees for these accounts are paid on this higher AUM amount. Included in Investment Management segment AUM is $279.7 million and $293.8 million related to DFR MM CLO for April 1, 2010 and 2009, respectively. DCM manages this CLO, but is not contractually entitled to receive any management fees from DFR MM CLO for so long as 100% of its preference shares are held by DC LLC or an affiliate thereof. Included in Investment Management segment AUM is $296.5 million related to Market Square CLO for April 1, 2009. DCM manages this CLO, but was not contractually entitled to receive any management fees therefrom prior to the sale of our Market Square CLO preference shares on June 30, 2009.

(4)                                  AUM for DFR MM CLO is included in both Investment Management segment AUM and Principal Investing segment AUM for April 1, 2010 and 2009.  AUM for DPLC is included in both Investment Management segment AUM and Principal Investing segment for AUM for April 1, 2010. AUM for Market Square CLO is included in both Investment Management segment AUM and Principal Investing segment AUM for April 1, 2009.

(5)                                  AUM for the Principal Investing segment is reflected net of allowance for loan losses of $12.8 million and $22.2 million as of March 31, 2010 and March 31, 2009, respectively.

Reconciliation of Non-GAAP Financial Measures

We believe that core earnings, a non-GAAP financial measure, is a useful metric for evaluating and analyzing our performance. The calculation of core earnings, which we use to compare our own financial results from period to period, eliminates the impact of certain non-cash items, special charges and income tax. The core earnings provided herein may not be comparable to similar measures presented by other companies as it is a non-GAAP financial measure and may therefore be defined differently by other companies. Core earnings includes the earnings from DFR MM CLO for both the three months ended March 31, 2010 and March 31, 2009, and from Market Square CLO for the three months ended March 31, 2009, which was a consolidated VIE until we sold all of our preference shares in Market Square CLO and deconsolidated that VIE as of June 30, 2009. Core earnings is not necessarily indicative of cash flows received from these VIEs.

Core Earnings

The table below provides a reconciliation between net income (loss) and core earnings:

	Three months ended March 31,
	2010	2009
	(In thousands, except share and per share amounts)

Net income (loss)	$(3,300)	$11,539
Add back (subtract):
Provision for loan losses	4,186	2,107
Depreciation and amortization	5,738	1,635
Impairment of intangible assets	168	—
Net other income and (gain) loss	11,690	(10,469)
Income tax expense	—	18
Noncontrolling interest core earnings (1)	(15,575)	—
Cost savings initiatives	—	197
Warrant expense (2)	529	—
Proposed strategic transaction costs (2)	1,019	—
Core earnings	$4,455	$5,027

Core earnings per share - diluted	$0.66	$0.75
Weighted-average number of shares outstanding - diluted	6,769,848	6,702,329

(1)          Noncontrolling interest core earnings is comprised of (i) the portion of net interest income and expenses of DPLC that are attributable to third party investors in DPLC, calculated using each investor’s ownership percentage in DPLC during the measurement period, and (ii) the portion of net interest income and expenses of the CIP CDOs that are consolidated due to the new Consolidated Investment Products segment that are attributable to third party investors in the CIP CDOs.

(2)          We utilized the fully-diluted share number of 6,769,848 in the computation of the diluted core earnings per share for the three months ended March 31, 2010, which includes the dilutive impact of the DPLC Restructuring Warrants.

Executive Summary of Results of Operations

When we analyze our financial results, we focus on the combined results of the Investment Management and Principal Investing segments (“DFR Operations”). While we are required to include the Consolidated Investment Products segment in our consolidated GAAP results, this segment does not have any economic impact on our operations.

The Consolidated Investment Products segment includes the results of the CIP CDOs, which, as of January 1, 2010, we are required to consolidate in accordance with the amendments to ASC Topic 810 and with respect to which we have elected fair value accounting at the date of adoption (January 1, 2010). DFR MM CLO is not included in the Consolidated Investment Products segment, but instead is included in the Principal Investing segment because we own 100% of its preference shares.  We have not elected fair value accounting for DFR MM CLO. The collateral assets of the CIP CDOs are held solely to satisfy the obligations of the CIP CDOs. We have no right to the benefits from, nor do we bear the risks associated with, the collateral assets held by the CIP CDOs, beyond our minimal direct investments in, and management fees generated from, the CIP CDOs. If we were to liquidate, the collateral assets of the CIP CDOs would not be available to our general creditors, and as a result, we do not consider them to be our assets. Additionally, the investors in the CIP CDOs have no recourse to the general credit of DFR for the debt issued by the CIP CDOs. We therefore do not consider this debt to be an obligation of ours.  When reviewing and analyzing our financial results, management excludes the impact of the Consolidated Investment Products segment as this segment does not have any economic impact on our operations.

The following table provides a breakdown of our condensed consolidated statements of operations into segment-based components and reconciles the DFR Operations to GAAP. DFR Operations for the three months ended March 31, 2010 is comparable to our consolidated GAAP results for prior periods.

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

COMPONENT CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended March 31, 2010
				Consolidated
	Investment	Principal		Investment		GAAP
	Management	Investing	DFR	Products		Consolidated
	Segment (1)	Segment (1)	Operations	Segment	Elimination	DFR
	(In thousands, except share and per share amounts)
Revenues
Interest income	$6	$7,269	$7,275	$24,286	$(59)	$31,502
Interest expense	1,213	1,785	2,998	4,755	(59)	7,694
Net interest income	(1,207)	5,484	4,277	19,531	—	23,808
Provision for loan losses	—	4,186	4,186	—	—	4,186
Net interest income (expense) after provision for loan losses	(1,207)	1,298	91	19,531	—	19,622
Investment advisory fees	6,502	—	6,502	—	(3,606)	2,896
Total net revenues	5,295	1,298	6,593	19,531	(3,606)	22,518

Expenses
Compensation and benefits	2,841	—	2,841	—	—	2,841
Professional services	153	1,772	1,925	363	—	2,288
Insurance expense	91	601	692	—	—	692
Other general and administrative expenses	414	1,239	1,653	258	—	1,911
Depreciation and amortization	5,738	—	5,738	—	—	5,738
Occupancy	490	—	490	—	—	490
Management and incentive fee expense to related party	—	—	—	3,606	(3,606)	—
Impairment of intangible assets	168	—	168	—	—	168
Total expenses	9,895	3,612	13,507	4,227	(3,606)	14,128

Other Income and Gain (Loss)
Net gain (loss) on investments at fair value	1,172	3,349	4,521	69,991	(1,480)	73,032
Net gain (loss) on liabilities at fair value	—	—	—	(89,335)	1,480	(87,855)
Net gain on loans	—	2,754	2,754	—	—	2,754
Net loss on derivatives	—	(55)	(55)	(612)	—	(667)
Dividend income and other net gain (loss)	(20)	258	238	808	—	1,046
Net other income and gain (loss)	1,152	6,306	7,458	(19,148)	—	(11,690)
Income (loss) before income tax (benefit) expense	(3,448)	3,992	544	(3,844)	—	(3,300)
Income tax expense	—	—	—	—	—	—

Net income (loss)	(3,448)	3,992	544	(3,844)	—	(3,300)
Net (income) loss attributable to noncontrolling interest	—	(681)	(681)	3,844	—	3,163
Net income (loss) attributable to Deerfield Capital Corp.	$(3,448)	$3,311	$(137)	$—	$—	$(137)

Net income (loss) attributable to Deerfield Capital Corp . per share - basic	$(0.51)	$0.49	$(0.02)			$(0.02)
Net income (loss) attributable to Deerfield Capital Corp. per share - diluted	$(0.51)	$0.49	$(0.02)			$(0.02)

WEIGHTED-AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC	6,763,098	6,763,098	6,763,098			6,763,098
WEIGHTED-AVERAGE NUMBER OF SHARES OUTSTANDING - DILUTED	6,763,098	6,763,098	6,763,098			6,763,098

Reconciliation of net income (loss) and core earnings:
Net income	$(3,448)	$3,992	$544	$(3,844)	$—	$(3,300)
Adjusting items:
Provision for loan losses	—	4,186	4,186	—	—	4,186
Depreciation and amortization	5,738	—	5,738	—	—	5,738
Impairment of intangible assets	168	—	168	—	—	168
Net other income and gain (loss)	(1,152)	(6,306)	(7,458)	19,148	—	11,690
Noncontrolling interest core earnings	—	(271)	(271)	(15,304)		(15,575)
Warrant expense	—	529	529	—	—	529
Proposed strategic transaction costs	35	984	1,019	—	—	1,019
Core Earnings	$1,341	$3,114	$4,455	$—	$—	$4,455

Core Earnings per share - diluted (2)	$0.20	$0.46	$0.66			$0.66

(1)          Excludes the $0.7 million of intercompany investment advisory fees revenues for the Investment Management segment and corresponding intercompany Management and incentive fee expense for the Principal Investing segment related to the management agreement between the two segments.

(2)          Warrant expense and proposed strategic transactions costs are related to the DPLC Restructuring Warrants and the Acquisition.

During the three months ended March 31, 2010, we recorded net loss attributable to DFR of $0.1 million, as compared to net income of $11.5 million for the same period in 2009. Although core earnings, calculated in the table above, declined during the three months ended March 31, 2010 as compared to the three months ended March 31, 2009, it remained positive at $4.5 million for the three months ended March 31, 2010.

During the three months ended March 31, 2010, DFR Operations experienced a decrease of $2.8 million in net revenues as compared to the three months ended March 31, 2009.  This decrease was the result of a $2.5 million decrease in net interest income and a $2.1 million increase in the provision for loan losses which were partially offset by a $1.8 million increase in investment advisory fees.

The $2.5 million decline in net interest income as compared to 2009 is a result of a $1.4 million decrease related to the deconsolidation of Market Square CLO during the second quarter of 2009 and a $2.6 million decrease related to accelerated amortization on certain of our RMBS holdings that were purchased at a premium and the Agencies redeemed at par during the first quarter of 2010.  These declines were partially offset by improvements in the net interest income earned from our DFR MM CLO and assets held in DPLC, which, in the aggregate, contributed a $0.9 million increase to net interest income.  A reduction in the interest rate environment and, to a lesser extent, a decrease in our long term debt outstanding contributed an additional $0.6 million of savings.

Our investment advisory fees increased by $1.8 million for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009.  The increase in investment advisory fees is primarily attributable to the receipt of previously deferred subordinated management fees from certain of the CDOs in our Investment Management segment during 2010.

During the three months ended March 31, 2010, expenses increased by $5.2 million as compared to the three months ended March 31, 2009.  This increase of $5.2 million was primarily driven by a $4.1 million increase in fixed asset depreciation and amortization due to an acceleration of expense in connection with abandoning the fixed assets associated with our old lease, a $1.1 million increase in professional service fees primarily due to the proposed strategic transactions and a $0.7 million increase in general and administrative expenses, which is primarily composed of a $0.5 million and $0.2 million increase in expenses related to the DPLC Restructuring Warrants and increased board of directors compensation relating to the proposed strategic transactions, respectively. This increase in expenses for the three months ended March 31, 2010 as compared to 2009 is partially offset by a $0.6 million decrease in compensation and benefits expense.

During the three months ended March 31, 2010, net other income and gain (loss) declined by $3.0 million as compared to the three months ended March 31, 2009 primarily as a result of decreased gains on our loan portfolio.

Results of Operations by Segment

Management evaluates the performance of our business based on segment results. The following table presents the results of operations by segment:

	Three months ended March 31, 2010
	Investment Management	Principal Investing	DFR Operations	Consolidated Investment Products	Eliminations		Consolidated
	(In thousands)
Net revenues	$5,295	$1,298	$6,593	$19,531	$(3,606)	(1)	$22,518
Expenses	(9,895)	(3,612)	(13,507)	(4,227)	3,606	(1)	(14,128)
Other income and gain (loss)	1,152	6,306	7,458	(19,148)	—		(11,690)
Income tax expense	—	—	—	—	—		—
Net income (loss)	$(3,448)	$3,992	$544	$(3,844)	$—		$(3,300)

	Three months ended March 31, 2009
	Investment Management	Principal Investing	Consolidated
	(In thousands)
Net revenues	$3,439	$5,974	$9,413
Expenses	(6,540)	(1,785)	(8,325)
Other income and gain (loss)	(267)	10,736	10,469
Income tax expense	(18)	—	(18)
Net income (loss)	$(3,386)	$14,925	$11,539

(1)          Represents internal fees charged to the Consolidated Investment Products segment by the Investment Management segment based on the CIP CDO management agreements.

Our Principal Investing segment results of operations include the financial results of DFR MM CLO for the three months ended March 31, 2010 and March 31, 2009 and the financial results of DPLC for the three months ended March 31, 2010. The Principal Investing segment results of operations also include the financial results of Market Square CLO for the three months ended March 31, 2009. On June 30, 2009, we sold all of our preference shares in Market Square CLO to an unrelated third party in exchange for an upfront payment and a delayed purchase price in the form of a right to receive a portion of the future distributions, if any, on the preference shares. As a result of the sale, we determined we were no longer the primary beneficiary of Market Square CLO and, therefore, deconsolidated Market Square CLO.

Investment Management Segment

Revenues

Our Investment Management segment revenues primarily represent the fee income earned for the management of investment accounts for various types of clients. The following table summarizes the Investment Management segment revenues:

	Three months ended March 31,		Variance
	2010	2009	2010 vs. 2009
	(In thousands)
Investment Management Segment Revenues
Interest income	$6	$46	$(40)
Interest expense	1,213	1,344	(131)
Net interest expense	(1,207)	(1,298)	91
Investment advisory fees (1)	6,502	4,737	1,765
Total Investment Management segment revenues	$5,295	$3,439	$1,856

(1)                                  Investment advisory fees include intercompany investment advisory fees of $3.6 million charged to the Consolidated Investment Products segment for the three months ended March 31, 2010, which are eliminated upon consolidation.

Net Interest Income

Interest income for the three months ended March 31, 2010 and March 31, 2009 is primarily comprised of interest earned on our cash balances. The decrease in interest income is due to a decrease in principal balance and interest rates for our money market account and invested restricted cash.  Interest expense is primarily comprised of $1.2 million and $1.3 million of interest expense on our Series A & B Notes for the three months ended March 31, 2010 and March 31, 2009, respectively. The reduction in interest expense during the three months ended March 31, 2010, as compared to the same period in 2009, was the result of decreased interest rate environment, partially offset by the 0.50% increase in interest rate spread in accordance with the Series A & B Notes, for the three months ended March 31, 2010.

Investment Advisory Fees

For the three months ended March 31, 2010 and March 31, 2009, investment advisory fees were $6.5 million and $4.7 million, respectively, on a segment basis, and $2.9 million and $4.7 million, respectively, on a consolidated basis due to the $3.6 million of fees earned by the Investment Management segment from the Consolidated Investment Products segment for the three months ended March 31, 2010, which are eliminated upon consolidation. Our investment advisory fee revenue during the periods presented was generated by our CDOs and our separately managed accounts. The following discussions further analyze and explain changes in our investment advisory fees by type and product.

CDOs

The following table summarizes the investment advisory fee revenues from our CDOs:

	Three months ended March 31,			Variance
	2010		2009	2010 vs. 2009
	(In thousands)
Senior Management Fees:
CLOs	$1,654		$1,566	$88
ABS	771		1,052	(281)
Corporate Bonds	390		320	70
Total Senior Mangement Fees	2,815		2,938	(123)

Subordinated Management Fees:
CLOs	1,396		1,427	(31)
ABS	27		—	27
Corporate Bonds	—		(24)	24
Total Subordinate Mangement Fees	1,423		1,403	20

Performance Fees (1):
CLOs	2,068	(2)	—	2,068
ABS	—		—	—
Corporate Bonds	—		152	(152)
Total Performance Fees	2,068		152	1,916

Total CDO Advisory Fees:
CLOs	5,118		2,993	2,125
ABS	798		1,052	(254)
Corporate Bonds	390		448	(58)
Total CDO Advisory Fees	$6,306		$4,493	$1,813

(1)           Performance fees are generally earned after certain investors’ returns exceed a specified internal rate of return, or IRR. For purposes of this and the following table, and in accordance with our accounting policies, we also classify any previously deferred senior or subordinated management fees that are subsequently paid as performance fees.

(2)           Performance fees on CLOs for the three months ended March 31, 2010 represent previously deferred subordinated management fees.

Our fees differ from account to account, but in general, our fees from CDOs consist of a senior management fee (payable before the interest payable on the debt securities issued by the CDO) that ranges from 5 basis points to 20 basis points annually of the principal balance of the underlying collateral of the CDO, a subordinate management fee (payable after the interest payable on the debt securities issued by the CDO and certain other expenses) that ranges from 5 basis points to 45 basis points annually of the principal balance of the underlying collateral of the CDO, and, in certain CDOs, performance fees that are paid after certain investors’ returns exceed an internal rate of return, or IRR hurdle. The performance fees are based on residual cash flows above the IRR hurdle and vary by transaction.

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

The following table summarizes the average AUM and effective and contractual fee rates of our CDOs for the periods presented:

	Three months ended March 31, 2010
				Weighted Average
		Effective Rate (1)		Contractual Rate (2)
		Senior	Subordinated	Senior	Subordinated
	Average AUM (3)	Management Fee	Management Fee (4)	Management Fee	Management Fee
	(In thousands)
CLOs (5)	$3,693,843	0.18%	0.38%	0.18%	0.33%

ABS:
High-grade ABS	2,928,092	0.05%	0.00%	0.05%	0.06%
Other ABS	1,065,703	0.15%	0.01%	0.15%	0.23%
Total ABS	3,993,795	0.08%	0.00%	0.08%	0.10%

Corporate bonds (6)	732,209	0.21%	0.00%	0.21%	0.23%
Total CDOs	$8,419,847	0.13%	0.17%	0.13%	0.21%

	Three months ended March 31, 2009
				Weighted Average
		Effective Rate (1)		Contractual Rate (2)
		Senior	Subordinated	Senior	Subordinated
	Average AUM (3)	Management Fee	Management Fee (4)	Management Fee	Management Fee
	(In thousands)
CLOs (5)	$3,627,386	0.17%	0.16%	0.18%	0.33%

ABS:
High-grade ABS	3,364,298	0.05%	0.00%	0.05%	0.06%
Other ABS	1,679,118	0.15%	0.00%	0.15%	0.22%
Total ABS	5,043,416	0.08%	0.00%	0.08%	0.11%

Corporate bonds (6)	839,050	0.15%	-0.01%	0.21%	0.23%
Total CDOs	$9,509,852	0.12%	0.06%	0.13%	0.20%

(1)           The effective rate for the three months ended March 31, 2010 and March 31, 2009 is calculated by taking management fees earned during the period divided by the average AUM. The senior and subordinated management fee effective rates may differ from the contractual fee rates for various reasons, including the following: (a) we may have entered into agreements with specific investors pursuant to which a portion of our management fees are paid to those investors and (b) our senior or subordinated management fees may be deferred as a result of certain structural provisions built into the documents governing the CDO. In certain circumstances, we may at a later date, subject to certain performance triggers, be entitled to repayment of the fees paid to investors described in (a) above. In addition, we may at a later date, subject to the satisfaction of certain structural provisions, be entitled to payment of the deferred fees described in (b) above.

(2)           The weighted average contractual senior and subordinated management fee rates are obtained by multiplying the contractual fee rates for each CDO by that CDO’s average AUM and dividing that number by the total average AUM for the relevant asset class.

(3)           Average AUM is calculated as the average of the AUM on the first day of January, February, March and April.  CDO AUM numbers generally reflect the aggregate principal or notional balance of the collateral and, in some cases, the cash balance held by the CDO and are as of the date of the last trustee report received for each CDO prior to the AUM date, as appropriate. The AUM for our Euro-denominated CDOs has been converted to U.S. dollars using the spot rate of exchange as of the respective AUM date.

(4)           The subordinated management fee effective rates include previously deferred subordinated management fees received during the year and categorized as performance fees.

(5)           DFR MM CLO has been excluded from all categories in this table as DCM manages this CLO, but is not contractually entitled to receive any management fees for DFR MM CLO so long as 100% of the equity is held by DC LLC or an affiliate thereof. In addition, Market Square CLO has been excluded from all categories for the three months ended March 31, 2009, as DCM manages this CLO but was not contractually entitled to receive any management fees therefrom prior to the sale of all of our preference shares of Market Square CLO on June 30, 2009.

(6)           The effective and contractual rates for Robeco CDO are calculated based on the fees that we are entitled to receive pursuant to the asset purchase agreement between DCM and Robeco Investment Management, Inc. and are not the total fees paid by the CDO or the contractual fee rates set forth in the management agreement.

The following table summarizes select details of the structure of each of our CDOs:

	Closing Date	April 1, 2010 AUM (1)	First Optional Call Date (2)	Auction Call Date (3)	Termination of Reinvestment Period (4)	Maturity Year
	Month/Year	(In thousands)	Month/Year
CLOs:
Rosemont CLO, Ltd.	01/02	$132,945	10/05	n/a	01/07	2013
Forest Creek CLO Ltd.	05/03	241,481	07/07	n/a	07/08	2015
Long Grove CLO Ltd.	06/04	322,999	08/08	n/a	05/10	2016
Market Square CLO Ltd.	05/05	253,746	07/07	n/a	04/11	2017
Cumberland II CLO Ltd.	09/05	375,004	02/10	n/a	11/11	2019
Marquette Park CLO Ltd.	12/05	284,683	04/10	n/a	01/12	2020
Bridgeport CLO Ltd.	06/06	488,983	10/09	n/a	07/13	2020
Burr Ridge CLO Plus Ltd.	12/06	283,859	06/12	n/a	03/13	2023
Schiller Park CLO Ltd.	05/07	402,440	07/11	n/a	04/13	2021
Bridgeport CLO II Ltd.	06/07	495,161	12/10	n/a	09/14	2021
DFR Middle Market CLO Ltd. (5)	07/07	279,710	07/10	n/a	07/10	2019
Gillespie CLO PLC (6)	08/07	356,204	02/13	n/a	08/13	2023
Total CLOs		3,917,215

ABS CDOs:
Mid Ocean CBO 2000-1 Ltd.	01/01	108,176	04/06	n/a	01/06	2036
Mid Ocean CBO 2001-1 Ltd.	10/01	123,661	02/06	n/a	01/06	2036
Oceanview CBO I, Ltd.	06/02	148,845	06/06	06/12	06/06	2032, 2037 (7)
Northlake CDO I, Limited	02/03	110,709	03/06	03/13	03/07	2033, 2038 (7)
Knollwood CDO Ltd.	03/04	111,006	04/07	04/12	04/08	2039
River North CDO Ltd.	01/05	195,233	02/09	02/13	02/09	2040
Buckingham CDO Ltd.	07/05	781,089	08/10	08/13	08/10	2040
Pinetree CDO Ltd.	11/05	172,799	01/10	01/14	01/10	2045
Buckingham CDO II Ltd.	12/05	1,087,700	03/11	03/14	03/11	2041
Knollwood CDO II Ltd.	07/06	66,072	07/09	07/13	n/a	2046
Buckingham CDO III Ltd.	08/06	993,946	09/11	09/14	09/11	2051
Aramis CDO	03/07	4,030	03/12	n/a	n/a	2047
Total ABS CDOs		3,903,266

Corporate Bond CDOs:
Valeo Investment Grade CDO Ltd.	01/01	252,723	01/05	n/a	01/06	2013
Valeo Investment Grade CDO II Ltd.	05/01	255,577	06/05	n/a	06/06	2013
Robeco CDO II Limited	08/01	112,036	08/05	n/a	02/06	2013
Mayfair Euro CDO I B.V. (6)	06/01	102,095	05/06	n/a	05/06	2013
Total Corporate Bond CDOs		722,431

Total CDO AUM		$8,542,912

(1)           CDO AUM numbers generally reflect the aggregate principal or notional balance of the collateral and, in some cases, the cash balance held by the CDOs and are as of the date of the last trustee report received for each CDO prior to April 1, 2010.

(2)           CDOs are generally callable by equity holders once per quarter beginning on the “first option call date” and subject to satisfaction of certain conditions.

(3)           ABS CDOs generally contain a provision requiring the manager thereof to attempt to liquidate the collateral held therein on the “auction call date,” subject to certain conditions, generally including that the proceeds from any such liquidation be sufficient to redeem the notes and pay certain additional expenses.

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

(6)           The AUM for our Euro-denominated CDOs has been converted into U.S. dollars using the spot rate of exchange on March 31, 2010.

(7)           Maturity date varies by tranche of notes.

The CDOs that we manage generally contain certain structural provisions, including but not limited to overcollateralization requirements, that are meant to protect investors from deterioration in the credit quality of the underlying collateral pool. During 2009, we experienced increased defaults and downgrades of the collateral underlying our CDOs, which has put downward pressure on overcollateralization ratios and increased the likelihood that the CDOs we manage will experience events of default or trigger other structural provisions. Noncompliance with overcollateralization tests and other structural provisions may cause cash flows from the CDOs to be diverted to prepay the debt securities issued by the CDOs, which may decrease the asset base on which our future management fees are calculated and typically results in the deferral of the payment of our subordinated management fees. In addition, in certain cases, noncompliance with these overcollateralization tests or other structural provisions can lead to events of default under the indentures governing the CDOs and, ultimately, acceleration of the notes issued by the CDO and the liquidation of the underlying collateral. Certain of our CDOs contain provisions prohibiting the liquidation of the CDO following an event of default unless either the proceeds from the liquidation will be sufficient to pay off all of the notes issued by the CDO along with certain specified expenses or a majority or supermajority of certain specified classes of notes vote to liquidate the CDO. We believe that CDOs that contain these provisions are less likely to liquidate upon the occurrence of an event of default. In addition, certain CDOs we manage contain provisions where noncompliance with overcollateralization tests causes us to become subject to removal as investment manager at the discretion of certain classes of investors.

CLO investment advisory fee revenue increased by $2.1 million for the three months ended March 31, 2010, as compared to the three months ended March 31, 2009. This increase in CLO investment advisory fee revenue is due to the payment of previously deferred subordinated management fees during the three months ended March 31, 2010.  We earned subordinated management fees on our cash flow CLOs of $1.4 million for both the three months ended March 31, 2010 and 2009. During the three months ended March 31, 2010, all $2.1 million of performance fees represent previously deferred subordinated management fees.

We expect a portion of our CLO subordinated management fees to continue to be deferred in the near term. As a result of improvement in market conditions and effective portfolio management, certain of our CLOs have returned to compliance with their overcollateralization tests, and we have begun to recoup some of our deferred subordinated management fees from those CLOs and expect those CLOs to pay future subordinated management fees on a current basis.  With continued improvement in market conditions and ongoing effective portfolio management, we expect our other CLOs to return to compliance with their overcollateralization tests, and, subject to the satisfaction of certain other conditions, we would expect to recoup at least a portion and potentially substantially all of our deferred subordinated management fees from those CLOs and to receive future subordinated management fees on a current basis. As of March 31, 2010, our CLOs have unrecognized deferred subordinated management fees totaling approximately $7.0 million.

ABS CDO revenue declined by $0.3 million for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009, primarily consisting of a decline in senior management fees of $0.3 million due to a decline in AUM on one of our ABS CDOs resulting from an increase in defaulted securities in that deal. We expect our ABS CDO AUM and management fees to continue to decline as a result of both the diversion of cash flows to prepay the debt securities issued by those CDOs based on continued noncompliance with overcollateralization tests and other structural provisions and additional defaults and ratings downgrades with respect to the underlying collateral in those CDOs.

We are continuing to focus on our previously announced strategy of acquiring existing CDO management contracts. On July 17, 2008, we acquired the management contract for Robeco CDO, and, on February 11, 2009, we assumed the management contract for Mayfair Euro CDO. In addition on March 23, 2010, we announced our entry into a definitive agreement with Bounty and CNCIM to acquire all of the outstanding equity interests of CNCIM, an investment manager with four CLOs under management, from Bounty, which will provide a significant increase in our CDO AUM and management fee income.

Other Investment Advisory Fees

The following table summarizes the investment advisory fee revenues for our investment management contracts related to our separately managed accounts and other investment vehicles:

	Average AUM (1)	Management Fees	Performance Fees
		(In thousands)
Three months ended March 31, 2010:
Separately managed accounts	$320,095	$196	n/a
Other investment vehicle (2)	$22,639	$—	$—

Three months ended March 31, 2009:
Separately managed accounts and other investment advisory fees	$294,676	$244	n/a

(1)           Average AUM is calculated as the average of the AUM on the first day of January, February and March.

(2)           Represents AUM for DPLC.  As of January 1, 2010, Deerfield and Pegasus agreed to temporarily suspend payment of management fees related to DPLC.

n/a—not applicable

The reduction in other investment advisory fees during the three months ended March 31, 2010, as compared to the three months ended March 31, 2009, was primarily the result of agreements with DPLC and one of our separately managed accounts pursuant to which DCM is not currently charging investment advisory fees for management of those vehicles.

Intercompany investment advisory fees

As a result of the consolidation of the CIP CDOs in the Consolidated Investment Products segment effective January 1, 2010, we earned intercompany investment advisory fees of $3.6 million for the three months ended March 31, 2010, which were eliminated upon consolidation.

Expenses

The following table summarizes our Investment Management segment expenses for the periods presented:

	Three months ended March 31,		Variance
	2010	2009	2010 vs. 2009
		(In millions)
Salaries	$2.0	$2.2	$(0.2)
Incentive compensation	0.7	1.0	(0.3)
Employee benefits	0.1	0.2	(0.1)
Total compensation and benefits	2.8	3.4	(0.6)

Audit and audit-related fees	0.1	0.1	—

Insurance expense	0.1	0.1	—

Software and data feeds	0.2	0.3	(0.1)
Other general and administrative fees	0.2	0.2	—
Total general and administrative expense	0.4	0.5	(0.1)

Fixed asset depreciation	4.5	0.3	4.2
Intangible asset amortization	1.3	1.3	—
Total depreciation and amortization	5.8	1.6	4.2

Occupancy	0.5	0.6	(0.1)

Cost savings initiative	—	0.2	(0.2)

Impairment of intangible assets	0.2	—	0.2

Total Investment Management segment expenses	$9.9	$6.5	$3.4

The increase in expenses of $3.4 million for the three months ended March 31, 2010, as compared to the three months ended March 31, 2009, was primarily attributable to a $4.2 million increase in fixed asset depreciation partially offset by a $0.6 million decrease in compensation and benefits.

On November 27, 2009, we entered into an amendment (the “Lease Amendment”) to our original lease agreement dated July 11, 2005 (as amended, the “Lease”). Pursuant to the Lease Amendment, we vacated our original premises on April 30, 2010 and relocated to 25,470 square feet of office space on the 12th floor in the same building (the “New Premises”). The term for the rental of the New Premises begins on October 1, 2010 and will expire on February 28, 2021. As a result of the relocation to the New Premises, our annual rent expense under the Lease will be reduced by approximately $1.3 million to reflect the reduced square footage of the New Premises.

In connection with the Lease Amendment, we are recognizing a non-cash acceleration of depreciation and amortization expense related to certain leasehold improvements and fixed assets on the original premises as a result of a shorter estimated life for the use of those assets. The total impact of the acceleration of the depreciation and amortization expense is approximately $6.9 million, which we expensed ratably from the date the Lease Amendment was signed (November 27, 2009) to the date on which we vacated the Original Premises (April 30, 2010). The impact of the accelerated depreciation for the three months ended March 31, 2010 was approximately $4.1 million.

The $0.6 million decrease in compensation and benefits for the three months ended March 31, 2010, as compared to the three months ended March 31, 2009, was primarily the result of our continued focus on cost savings and reduced incentive compensation. As of March 31, 2010 and March 31, 2009, we had 67 and 65 employees, respectively.

During the three months ended March 31, 2010, we recorded $0.2 million of impairment charges on the intangible assets associated with the management contract for Oceanview CBO I, Ltd., as DCM is no longer the manager of this CDO.

Other Income and Gain (Loss)

Other income and gain (loss) for the Investment Management segment primarily consisted of the realized and unrealized gains related to our investments in preference shares of CDOs that are managed by DCM and beneficial interests in CDOs. During the three months ended March 31, 2010, we recognized net unrealized gains of $1.2 million in net gain (loss) on investments at fair value in the condensed consolidated statements of operations related to these investments. During the three months ended March 31, 2009, we recognized net unrealized losses of $0.1 million in net gains (loss) on investments at fair value in the condensed consolidated statements of operations related to these investments.

Income Tax Expense

For the three months ended March 31, 2010, the Investment Management segment recorded income tax expense of $400 related to Deerfield Capital Management (Europe) Limited (“DCM Europe”). There is a full valuation allowance on all of our deferred tax assets except for those associated with DCM Europe.

Principal Investing Segment

Revenues

Our Principal Investing segment revenues represent the net spread, or difference, between the interest income we earn on our investment portfolio and the cost of our borrowings. We also recognize the impact of our provision for loan losses on our Principal Investing segment revenues. The following table summarizes the Principal Investing segment revenues:

	Three months ended March 31,		Variance
	2010	2009	2010 vs. 2009
	(In millions)
Principal Investing Segment Revenues
Interest income	$7.3	$13.7	$(6.4)
Interest expense	1.8	5.7	3.9
Net interest income	5.5	8.0	(2.5)
Provision for loan losses	4.2	2.1	(2.1)
Total Principal Investing segment revenues	$1.3	$5.9	$(4.6)

The following table summarizes our Principal Investing segment interest income:

	Three months ended March 31,		Variance	% of total interest income
	2010	2009	2010 vs. 2009	Three months ended March 31,
	(In millions)			2010	2009
Real Estate Investments:
RMBS	$1.4	$4.5	$(3.1)	19.2%	32.8%
Corporate loans and securities:
Loans held in DFR MM CLO	5.6	5.8	(0.2)	76.7%	42.4%
Loans held in the Wachovia Facility	—	0.6	(0.6)	0.0%	4.4%
Assets held in Market Square CLO	—	3.1	(3.1)	0.0%	22.6%
Assets held in DPLC	0.2	—	0.2	2.7%	0.0%
Commercial real estate loans and securities	—	(0.1)	0.1	0.0%	-0.7%
Other investments at fair value	0.1	(0.2)	0.3	1.4%	-1.5%
Total interest income	$7.3	$13.7	$(6.4)	100.0%	100.0%

The decrease in interest income of $6.4 million for the three months ended March 31, 2010, as compared to the three months ended March 31, 2009, was attributable primarily to a $3.1 million, $3.1 million and $0.6 million decrease in interest income earned on RMBS, assets held in Market Square CLO and loans held in our alternative asset revolving Warehouse Funding Facility with Wachovia Capital Markets LLC (the “Wachovia Facility”) respectively, partially offset by an increase of $0.2 million and $0.3 million in interest income earned on assets held in DPLC and other investments at fair value, respectively.  The decrease in interest income earned on RMBS was primarily attributable to a decrease in our three month average RMBS holdings, which resulted in an $0.8 million decrease in interest income, an acceleration of amortization due to approximately $43.2 million in paydowns in the first three months of 2010, which resulted in a $1.7 million decrease to interest income, and an increase of approximately $0.6 million in amortization of premium due to a large number of purchases at premiums in 2009, which reduced interest income.  We deconsolidated Market Square CLO as of

June 30, 2009; therefore, no interest income related to Market Square CLO was recorded for the three months ended March 31, 2010, which resulted in a $3.1 million decrease in interest income as compared to the three months ended March 31, 2009.  Also, we fully repaid the Wachovia Facility in 2009 and all loans in that portfolio were sold or transferred; therefore no interest income related to the Wachovia Facility was recorded for the three months ended March 31, 2010, which resulted in a $0.6 million decrease in interest income as compared to the three months ended March 31, 2009.  DPLC began operations in April 2009; therefore, no interest income related to DPLC was recorded for the three months ended March 31, 2009 which resulted in a $0.2 million increase in interest income as compared to the three months ended March 31, 2009.  The $0.3 million increase in interest income related to other investments at fair value is primarily related to the fact that, for the three months ended March 31, 2009, there was a one-time impairment charge to one of our non-marketable equity securities.

The following table summarizes our Principal Investing segment interest expense:

	Three months ended March 31,		Variance
	2010	2009	2010 vs. 2009
	(In millions)
Repurchase agreements	$0.3	$0.7	$(0.4)
Hedging activity	—	0.1	(0.1)
Long term debt:
Recourse:
Subordinated debt and securities (1)	0.8	1.4	(0.6)
Non-Recourse:
DFR MM CLO	0.5	1.5	(1.0)
Market Square CLO	—	1.6	(1.6)
Total long term debt	1.3	4.5	(3.2)
Amortization of debt issuance cost	0.2	0.4	(0.2)
Total interest expense	$1.8	$5.7	$(3.9)

(1)           Subordinated debt and securities includes interest expense for both the Trust Preferred Securities and Junior Subordinated Debt.

The decrease in interest expense of $3.9 million for the three months ended March 31, 2010, as compared to the three months ended March 31, 2009, was primarily the result of reduced repurchase agreement and long term debt balances and to a lesser extent a lower interest rate environment. The decrease in both the average outstanding repurchase agreement balance and weighted average borrowing rate for the three months ended March 31, 2010, as compared to the three months ended March 31, 2009, contributed to a $0.4 million decrease in interest expense.

The interest expense related to long term debt decreased by $3.2 million for the three months ended March 31, 2010, as compared to the three months ended March 31, 2009. The deconsolidation of Market Square CLO on June 30, 2009 provided a decrease in interest expense of $1.6 million for the three months ended March 31, 2010, as compared to the three months ended March 31, 2009. Lower outstanding long term debt balances and lower interest rates on DFR MM CLO provided a decrease in interest expense of $1.0 million for the three months ended March 31, 2010, as compared to the three months ended March 31, 2009.

The interest expense related to the subordinated debt and securities decreased by $0.6 million primarily due to a decrease in the average borrowing rate for the three months ended March 31, 2010, as compared to the three months ended March 31, 2009. Three-month LIBOR averaged a decrease of 2.0% for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009. Additionally, on March 4, 2010, in connection with the Exchange Agreement, the interest rate was reduced to a fixed rate of 1.0% on the Junior Subordinated Debt.

Interest expense will continue to decline as compared to prior periods primarily related to our Junior Subordinated Debt as a result of the Exchange Agreement, which, among other things, reduced our interest rate to a fixed rate of 1.0% per annum until at least December 2012 and possibly through April 30, 2015 if certain specified events occur. Additionally, we expect a further net reduction in interest expense as a result of the extinguishment of the Series A & Series B Notes, although this will be partially offset by an increase in interest expense associated with the expected issuance of the Convertible Notes.

Provision for Loan Losses

The following table summarizes our Principal Investing segment provision for loan losses:

	Year ended March 31,
	2010	2009
	(In millions)
Loans held in DFR MM CLO	$4.2	$0.8
Commercial real estate loans	—	1.3
Total provision for loan losses	$4.2	$2.1

During the three months ended March 31, 2010 and March 31, 2009, we recognized provisions for loan losses of $4.2 million and $2.1 million, respectively.  During the three months ended March 31, 2010, we recorded provisions for loan losses of $4.2 million related to four loans held in DFR MM CLO with total outstanding principal of $9.8 million. During the three months ended March 31, 2009, we recorded provisions for loan losses of $0.8 million related to two loans held in DFR MM CLO with total outstanding principal of $17.7 million and $1.3 million related to three commercial real estate loans still being held for investment with total outstanding principal of $10.1 million.

Expenses

The following table summarizes Principal Investing segment expenses for the periods presented:

	Three months ended March 31,		Variance
	2010	2009	2010 vs. 2009
	(In millions)

Audit and audit-related fees	$0.2	$0.1	$0.1
Legal fees	1.3	0.4	0.9
Other professional fees	0.3	0.1	0.2
Total professional services	1.8	0.6	1.2

Insurance expense	0.6	0.7	(0.1)

Board of directors fees	0.5	0.3	0.2
Banking and other administrative fees	0.1	0.1	—
Warrant expense	0.5	—	0.5
Other general and administrative fees	0.1	—	0.1
Total general and administrative expenses	1.2	0.4	0.8

Total Principal Investing segment expenses	$3.6	$1.7	$1.9

The increase in expenses of $1.9 million for the three months ended March 31, 2010, as compared to the same period in 2009, was attributable to increases in professional services and general and administrative expenses of $1.2 million and $0.8 million, respectively, offset by decreases in insurance expense of $0.1 million. The increase in total professional services of $1.2 million was primarily related to the proposed strategic transactions.  The $0.8 million increase in general and administrative expenses was primarily related to the DPLC Restructuring Warrants and an increase in the Board’s fees of $0.2 million.

Other Income and Gain (Loss)

The following table summarizes our Principal Investing segment other income and gain (loss) for the periods presented:

	Three months ended March 31,		Variance
	2010	2009	2010 vs. 2009
	(In millions)
Net realized gain (loss) on investments at fair value	$2.3	$—	$2.3
Net unrealized gain (loss) on investments at fair value	1.0	5.3	(4.3)
Net gain on investments at fair value	3.3	5.3	(2.0)

Net realized gain (loss) on loans	0.3	(5.2)	5.5
Net unrealized gain (loss) on loans	2.5	11.0	(8.5)
Net gain on loans	2.8	5.8	(3.0)

Net realized (loss) gain on interest rate swaps	(0.2)	0.5	(0.7)
Net realized loss on credit default swaps	—	(0.5)	0.5
Net unrealized gain (loss) on interest rate swaps	0.2	(0.7)	0.9
Net unrealized gain on credit default swaps	—	0.4	(0.4)
Net unrealized loss on warrants	(0.1)	(0.1)	—
Net loss on derivatives	(0.1)	(0.4)	0.3

Dividend income	0.3	—	0.3

Net other income and gain	$6.3	$10.7	$(4.4)

Total realized gain (loss)	$2.7	$(5.2)	$7.9
Total unrealized gain	$3.6	$15.9	$(12.3)

Net other income and gain declined by $4.4 million for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009. This decline was primarily attributable to decreases in net gains on investments at fair value and loans of $2.0 million and $3.0 million, respectively, partially offset by decreases to the net loss on derivatives and increases to dividend income of $0.3 million and $0.3 million, respectively.

During the three months ended March 31, 2010, the net gains on investments at fair value were $3.3 million, primarily driven by $2.4 million in net gains on other investments at fair value, $0.6 million in net gains on the RMBS portfolio and $0.5 million in net gains on the DPLC portfolio.

Net gain on loans for the three months ended March 31, 2010 primarily consists of $2.8 million in realized gains on sales of loans out of DFR MM CLO.  For the three months ended March 31, 2009, we realized net losses on sales of loans of $5.2 million, primarily as a result of an agreement to sell loans held within the Wachovia Facility, partially offset by an increase in loan valuations in that period.

The decrease in net loss on derivatives for the three months ended March 31, 2010, as compared to the three months ended March 31, 2009, is the result of decreases in the number of credit default swaps and interest rate swaps. The increase in dividend income is the result of a $0.3 million dividend received on one of our equity positions during the three months ended March 31, 2010.

Income Tax Expense

For the three months ended March 31, 2010, the Principal Investing segment recorded no income tax expense. This amount is net of a full valuation allowance on our deferred tax assets.

Consolidated Investment Products Segment

The Consolidated Investment Products Segment was established on January 1, 2010 consistent with the consolidation guidance of the amendments to ASC Topic 810. As such, there is no prior period comparable data.

Revenues

The Consolidated Investment Products segment revenues represent the net spread, or difference, between the interest income earned on the collateral assets held by the CIP CDOs and the cost of the borrowings of the CIP CDOs that are consolidated in accordance with the amendments to ASC Topic 810. The collateral assets of the CIP CDOs are available solely to satisfy the obligations of the CIP CDOs. We have no right to the benefits from, nor do we bear the risks associated with, the collateral assets held by the CIP CDOs, beyond our minimal direct investments in, and management fees generated from, the CIP CDOs. If we were to liquidate, the collateral assets would not be available to our general creditors, and as a result, we do not consider them to be our assets. Additionally, the investors in the CIP CDOs have no recourse to us for the notes issued by the CIP CDOs. We therefore do not consider this debt to be an obligation of ours. The following table summarizes the Consolidated Investment Products segment revenues:

Three months ended March 31,
2010
(In millions)
Consolidated Investment Products Segment Revenues
Interest income	$24.3
Interest expense	4.8
Net interest income	$19.5

Net interest income is primarily composed of $20.3 million of interest income on loans and $4.0 million of interest income on corporate bonds, partially offset by $4.8 million of interest expense on non-recourse long term debt.

Expenses

The following table summarizes our Consolidated Investment Products segment expenses for the three months ended March 31, 2010:

Three months ended March 31,
2010
(In millions)

Management fee expense to related party	$3.6

Audit and audit-related fees	0.2
Other professional fees	0.2
Total professional services	0.4

Other general and administrative fees	0.2

Total Consolidated Investment Products segment expenses	$4.2

The most significant expense for the Consolidated Investment Products segment is the management and incentive fee expense to related party of $3.6 million, which is eliminated upon consolidation. This amount is charged by our Investment Management segment in connection with the CIP CDO management contracts with DCM.

Other Income and Gain (Loss)

The following table summarizes our Consolidated Investment Products segment other income and gain (loss) for the three months ended March 31, 2010:

Three months ended March 31,
2010
(In millions)
Net realized gain on loans	$7.1
Net unrealized gain on loans	59.3
Net gain on loans	66.4

Net realized gain on corporate bonds	0.3
Net unrealized gain on corporate bonds	3.3
Net gain on corporate bonds	3.6

Net unrealized loss on derivatives	(0.6)

Net realized loss on liabilities	(1.7)
Net unrealized loss on liabilities	(87.6)
Net loss on liabilities	(89.3)

Other net gain	0.8

Net other income and gain	$(19.1)

Total realized gain	$6.5
Total unrealized loss	$(25.6)

Other income and gain for the Consolidated Investment Products segment consisted of realized and unrealized gains on loans, corporate bonds and other investments.  During the three months ended March 31, 2010, this segment recognized $6.5 million of realized gains and $25.6 of unrealized losses in net other income and gain.

Off-Balance Sheet Arrangements

Through our wholly-owned subsidiary, DC LLC, we own 100% of the common shares of Trust I. Trust I, a VIE, was formed in September 2005 and issued, in the aggregate, $25.0 million of preferred shares to unaffiliated investors. DC LLC issued junior subordinated debt securities to Trust I in the aggregate of $25.8 million which remain outstanding, and are guaranteed by us. The rights of the holders of common shares of Trust I are subordinate to the rights of the holders of preferred shares only in the event of a default. Otherwise, the common stockholders’ economic and voting rights rank pari passu with the preferred stockholders. We record the investment in the Trust I common shares as other investments at cost and record dividend income upon declaration by the Trust. The junior subordinated debt securities are recorded as long term debt, and debt issuance costs are deferred in prepaid and other assets in the consolidated balance sheet. Interest on the debt securities and amortization of debt issuance costs are recorded in the consolidated statements of operations as interest expense.

As of March 31, 2010, we did not maintain any other relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose or VIEs, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of March 31, 2010, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide additional funding to any such entities, other than Trust I.

Liquidity and Capital Resources

We held cash and cash equivalents of $36.3 million as of March 31, 2010.

Our operating activities used cash of $32.4 million for the three months ended March 31, 2010, primarily through the following:

Net inflows and non-cash adjustments of $34.7 million, consisting of the following:

•                  Net loss—$3.3 million

•                  Provision for loan losses—$4.2 million

•                  Depreciation and amortization—$5.7 million

•                  Net change in operating assets and liabilities—$27.5 million

•                  Impairment of intangible assets—$0.2 million

•                  Non-cash rental expense—$0.1 million

•                  Issuance of stock warrants—$0.5 million

Net outflows and non-cash adjustments totaled $2.3 million, consisting of the following:

•                  Net purchases of investments at fair value—$16.5 million

•                  Net gain on loans—$2.8 million

•                  Net changes in undesignated derivatives—$0.4 million

•                  Net gain on investments at fair value—$73.0 million

•                  Net loss on liabilities at fair value—$87.9 million

•                  Net premium and discount amortization on investments, loans and debt issuance—$1.7 million

Our investing activities provided cash of $18.5 million for the three months ended March 31, 2010, primarily from principal payments and proceeds from the sale of investments at fair value previously classified as available-for-sale of $69.8, principal payments and proceeds from loans of $35.6 and proceeds from the sale of loans previously classified as held for investment of $3.7 million, partially offset by the change in restricted cash and cash equivalents of $53.3 million, the origination and purchase of loans held for investment of $37.0 million and the purchases of fixed assets of $0.3 million.

Our financing activities used cash of $63.3 million for the three months ended March 31, 2010, primarily for payments on repurchase agreements of $13.8 million, payments on long term debt of $43.6 million, equity distributions of $5.6 million and debt issuance costs of $0.3 million.

Leverage

Our RMBS holdings were $303.3 million and $338.7 million as of March 31, 2010 and March 31, 2009, respectively. Our repurchase agreements liabilities were $277.6 million and $318.6 million as of March 31, 2010 and 2009, respectively. As discussed in more detail in the following section, “Liquidity and Sources of Funds,” our remaining long term debt (other than the long term debt in the Consolidated Investment Products segment) of $410.5 million consists of $217.3 million of non-recourse debt, $72.4 million of Series A & Series B Notes, due in 2012, $95.0 million of Junior Subordinated Debt and $25.8 million of Trust Preferred Securities.

Liquidity and Sources of Funds

We believe that our current cash and cash equivalents, unencumbered liquid assets and net equity in our financed RMBS portfolio, along with cash flows from operations, among other things, are adequate to meet anticipated long-term (greater than one year) liquidity requirements. Unencumbered RMBS and unrestricted cash and cash equivalents aggregated $38.8 million at March 31, 2010. In addition, net equity in our financed RMBS portfolio (including associated interest rate swaps), excluding the unencumbered RMBS included above, totaled $36.8 million at March 31, 2010. In total, we had unrestricted cash and cash equivalents, unencumbered RMBS and net equity in the financed RMBS portfolio of $75.6 million as of March 31, 2010. As of March 31, 2010, the fair value of our Agency RMBS and non-Agency RMBS portfolios were $300.8 million and $2.5 million, respectively. During the first quarter of 2010, Fannie Mae and Freddie Mac announced and began to carry out its plans to buy “substantially” all mortgages held in RMBS pools issued under their respective programs that are delinquent by 120 days or more. This resulted in a significant increase in paydowns during the first quarter of 2010 and a significant temporary increase in our net equity in RMBS as of March 31, 2010, as reflected in other receivables in our condensed consolidated balance sheet.

On March 4, 2010, we entered into the Exchange Agreement with the holders of the Trust Preferred Securities.  See “Recourse Debt” below for additional disclosure regarding the agreement.

We attempt to maintain our leverage at a level that we believe ensures that our cash and cash equivalents will be sufficient to satisfy our liquidity requirements. If we are required to sell RMBS, sales at prices lower than their carrying value would result in further realized losses and reduced income. For further discussions concerning the availability of repurchase agreement financing, which we use to finance our RMBS portfolio, see “Trends—Liquidity” above. We may increase our capital resources by consummating offerings of securities or issuing new debt, possibly including preferred stock, common stock, commercial paper, medium-term notes, CDOs, collateralized mortgage obligations and other borrowings. The ability to execute these strategies will depend on, among other things, market conditions for capital raises and for the investment of any proceeds.

Pursuant to the Lease Amendment, the amount of the letter of credit constituting our security deposit under the Lease was reduced from approximately $2.3 million to approximately $1.3 million. The Lease Amendment provides for a further reduction of the amount of the letter of credit to $0.5 million on September 30, 2010 upon the satisfaction of certain conditions.

As we focus on growing our Investment Management segment, we expect to utilize our cash and liquidity to invest in new investment products. We also may use our cash in connection with the acquisition of CDO management contracts or other Investment Management opportunities. We expect a portion of our CLO subordinated management fees to continue to be deferred in the near term. As a result of improvement in market conditions and effective portfolio management, certain of our CLOs have returned to compliance with their overcollateralization tests, and we have begun to recoup some of our deferred subordinated management fees from those CLOs and expect those CLOs to pay future subordinated management fees on a current basis.  With continued improvement in market conditions and ongoing effective portfolio management, we expect our other CLOs to return to compliance with their overcollateralization tests, and, subject to the satisfaction of certain other conditions, we would expect to recoup at least a portion and potentially substantially all of our deferred subordinated management fees from those CLOs and to receive future subordinated management fees on a current basis.

The economic impact of our investment in DFR MM CLO is determined by the cash flows distributed to us by DFR MM CLO on our investment in $50.0 million of preference shares and our investment in $19.0 million of debt of DFR MM CLO, subject to diversion of cash flows away from us as provided in accordance with the indenture for DFR MM CLO. For the three months ended March 31, 2010 and March 31, 2009, the net income of $3.2 million and $4.3 million, respectively, recorded under GAAP for DFR MM CLO is not indicative of the cash flow distributions from DFR MM CLO of $3.8 million and $4.8 million, respectively. While cash flows from our investment in the preference shares of DFR MM CLO were previously diverted. During the first quarter of 2010, we received a distribution of $3.6 million related to our investment in the preference shares of DFR MM CLO, and in April 2010, we received an additional $3.9 million related to our investment in the preference shares of DFR MM CLO.  While we do expect to receive future cash flows from this investment, it is very difficult to predict the timing and amount of such future cash flows.

Investment Management Segment

The following is a summary of our recourse Investment Management segment borrowings as of March 31, 2010:

	Series A and
	Series B Notes
Outstanding balance (in thousands)	$72,453	(1)
Weighted average borrowing rate	5.75%
Weighted-average remaining maturity (in years)	2.75

(1)                                  Principal outstanding of $73.9 million is presented net of a remaining $1.5 million discount.

On December 21, 2007, in connection with the Merger, we issued the Series A and Series B Notes to the sellers with a principal balance of $73.9 million ($48.8 million Series A Notes and $25.1 million Series B Notes) recorded at carrying value of $72.4 million, net of a $1.5 million fair value discount as of March 31, 2010 that will be amortized into interest expense using the effective yield method from issuance date to maturity on December 21, 2012. The Series A and Series B Notes are recourse debt. Recourse debt refers to debt that is a general obligation.

On March 22, 2010, DFR and Deerfield entered into the Senior Notes Discharge Agreement with the holders of the Senior Notes, pursuant to which we have agreed with the holders of the Senior Notes to discharge all of the approximately $48.8 million in aggregate principal amount of Series A Notes outstanding at approximately 64.1% of the principal amount thereof plus accrued interest, and all of the approximately $25.1 million in aggregate principal amount of the Series B Notes outstanding at approximately 94.5% of the principal amount thereof plus accrued interest, or an aggregate discount of approximately 25.6% from the face amount of the Senior Notes plus accrued interest. We are required to consummate the Senior Notes Discharge if we complete one or more debt or equity financing transactions or recapitalization transactions (or any combination of debt or equity financing and recapitalization transactions), which result in cash proceeds to DFR or Deerfield in an aggregate amount of at least $25 million on or prior to July 31, 2010. The issuance of the Convertible Notes would trigger this requirement. We intend to use the proceeds of the issuance of the Convertible Notes, together with other available funds, to effect the Senior Notes Discharge. Upon consummation of the Senior Notes Discharge, all obligations and liabilities of DFR and Deerfield under the Senior Notes will be released and the intercreditor agreement related to the Senior Notes will be terminated.

Principal Investing Segment

The following is a summary of our Principal Investing segment borrowings as of March 31, 2010:

	Recourse					Non-Recourse
		Trust		Junior
	Repurchase	Preferred		Subordinated
	Agreements	Securities		Debt (1)		DFR MM CLO		Total
	(In thousands)
Outstanding balance (in thousands)	$277,623	$25,775		$95,000		$217,296	(3)	$615,694
Weighted average borrowing rate	0.31%	3.75%		1.00%		0.97%	(4)	0.79%
Weighted-average remaining maturity (in years)	0.05	25.60	(2)	25.60	(1)	9.31		8.33

(1)                                  On March 4, 2010, $95.0 million of Trust Preferred Securities were exchanged in the Exchange Agreement for $95.0 million of new Junior Subordinated Debt. The Junior Subordinated Debt are callable by us after October 30, 2010.

(2)                                  The remaining Trust Preferred Securities are callable by us after October 30, 2010.

(3)                                  DFR MM CLO financing is callable after July 20, 2010 and quarterly thereafter, subject to certain conditions.

(4)                                  Excludes $19.0 million of DFR MM CLO debt that is owned by us and eliminated upon consolidation. Had this debt been included, the weighted-average borrowing rate would be 1.23%, and the weighted-average remaining maturity would have been 9.31 years.

Recourse Debt

Recourse debt refers to debt that is a general obligation of ours.

Repurchase Agreements

As of March 31, 2010, we had borrowings via repurchase agreements totaling $277.6 million, with a weighted-average current borrowing rate of 0.31%. These borrowings were used to finance the acquisition of Agency RMBS. We expect to continue borrowing funds in the form of repurchase agreements.

As of March 31, 2010, we had outstanding repurchase agreement balances with two financial institutions. Our repurchase agreement liabilities are significantly concentrated with one counterparty through which we obtained financing for 86.1% of our $277.6 million of repurchase agreement liabilities as of March 31, 2010. Increases in interest rates or spreads on Agency RMBS could reduce the value of our RMBS, which could limit our borrowing ability or cause our lenders to initiate additional margin calls. As most of our borrowings via repurchase agreements are short-term in nature, there is a risk that the terms presently available to us from counterparties to these borrowing could adversely change or that counterparties could become unwilling to continue to provide such financing to us.

The following table presents certain information regarding the amount at risk related to our repurchase agreements:

			Weighted-Average Maturity of Repurchase
	Amount at Risk (1)		Agreements
	March 31,
	2010	2009	2010	2009
Repurchase Agreement Counterparties:	(In thousands)		(In days)
Deutsche Bank Securities Inc.	$4,097	$4,990	8	7
Fortis Securities LLC	4,079	11,620	22	6
Total	$8,176	$16,610	20	6

(1)                                  Equal to the fair value of securities pledged minus repurchase agreement liabilities and related accrued interest payable.

Junior Subordinated Debt and Trust Preferred Securities

On March 4, 2010, we entered into the Exchange Agreement with Taberna Preferred Funding V, Ltd., Taberna Preferred Funding VII, Ltd., Taberna Preferred Funding VIII, Ltd. and Taberna Preferred Funding IX Ltd. (collectively, “Taberna”), to exchange $95.0 million of the $120.0 million aggregate outstanding principal amount of Trust Preferred Securities previously issued by our three wholly-owned indirect subsidiaries, Deerfield Capital Trust I, Deerfield Capital Trust II and Deerfield Capital Trust III, for $95.0 million aggregate outstanding principal amount of junior subordinated notes (the “Junior Subordinated Debt”) issued by us (the “Trust Preferred Exchange”). The Trust Preferred Exchange was completed on March 4, 2010. An aggregate of $25.0 million in principal amount of Trust Preferred Securities issued by Deerfield Capital Trust I was not exchanged and remains outstanding.

The Junior Subordinated Debt is governed by a junior subordinated indenture (the “New Indenture”), dated March 4, 2010, between us and The Bank of New York Mellon Trust Company, National Association, as trustee. Pursuant to the New Indenture, the Junior Subordinated Debt bears a fixed interest rate of 1.00% per annum from the date of issuance through April 30, 2015 or an earlier date upon which certain specified events occur (the “Modification Period”). Thereafter, the Junior Subordinated Debt will be subject to a variable interest rate equal to LIBOR plus 2.58% per annum, payable quarterly on the then outstanding principal amount of the Junior Subordinated Debt until maturity on October 30, 2035.

The New Indenture contains certain restrictive covenants including, among other things, (i) a covenant that requires all asset management activities to be conducted by DFR and its subsidiaries, and which permits us to sell equity and material assets of DCM only if all asset management fees and proceeds from equity and asset sales are subject to the limits on restricted payments set forth in the New Indenture, (ii) a debt covenant that permits DFR and DCM to incur indebtedness only if the proceeds of such indebtedness are subject to the limits on restricted payments set forth in the New Indenture and (iii) a restricted payments covenant that restricts our ability to pay dividends or make distributions in respect of our equity securities, subject to a number of exceptions and conditions. If we fail to complete one or more transactions that in the aggregate result in the repayment or refinancing of the Senior Notes upon terms that improve the credit position of the holders of the Junior Subordinated Debt by satisfying all of the following conditions: (i) increased pro forma interest coverage; (ii) reduced pro forma debt-to-equity ratio; (iii) the aggregate principal amount of any permitted refinancing indebtedness under the New Indenture is less than the aggregate principal amount of the Senior Notes; and (iv) after such transaction(s), the pro forma GAAP consolidated net worth of DFR is either positive or has improved (a “Credit Enhancing Transaction”) within certain time periods, then the Modification Period will terminate and certain exceptions to the restricted payments covenant will no longer be available to us. We currently expect that the issuance of the Convertible Notes and consummation of the Senior Notes Discharge will satisfy the requirement that we complete a Credit Enhancing Transaction. Unlike the indentures for the Trust Preferred Securities, the New Indenture does not contain a covenant requiring us to maintain a minimum net worth.

Non-Recourse Debt

Non-recourse debt refers to debt with recourse only to specific assets pledged as collateral to the lenders. The creditors of the non-recourse debt have no recourse to our other assets. None of the long term debt is subject to potential margin calls for additional pledges of our cash or assets.

DFR MM CLO

The DFR MM CLO notes are due in 2019, but are callable by us, at par, on July 20, 2010 and quarterly thereafter, subject to certain conditions. DFR MM CLO is a consolidated bankruptcy remote subsidiary, and the holders of its debt securities have recourse only to the collateral of DFR MM CLO, which had assets with a carrying value of $280.0 million as of March 31, 2010. During the three months ended March 31, 2010, DFR MM CLO paid down $13.7 million of its outstanding debt as a result of certain structural provisions contained in its indenture.

Consolidated Investment Products Segment

The following is a summary of our Consolidated Investment Products segment borrowings as of March 31, 2010:

	Non-recourse
	long term debt
Outstanding balance (in millions)	$2,512	(1)
Weighted average borrowing rate	0.82%
Weighted-average remaining maturity (in years)	9.1

(1)                                  All the debt in the Consolidated Investment Products segment is non-recourse debt as the investors in the CIP CDOs have no recourse to our general credit for the notes issued by the CIP CDOs. We therefore do not consider this debt to be an obligation of ours.

Distribution Policy

We are no longer subject to the distribution requirements applicable to REITs. The covenants contained in our indebtedness currently prohibit us from declaring dividends or distributions on our common stock, and therefore, we do not expect to make dividend distributions in the foreseeable future.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2010, the primary component of our market risk was interest rate and spread risk, as described below. While we do not seek to avoid risk completely, we manage interest rate risk and regularly assess whether earnings in our portfolio include appropriate compensation for the inherent market risks to which it is exposed. In light of these risks, we regularly consider our capital levels and currently are focused on redeploying capital from Principal Investing activities to growing our Investment Management segment.

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

In order to assist in mitigating our interest rate exposure, we have one interest rate swap transaction outstanding as of March 31, 2010 with a notional value of $10.0 million which expires during 2010.

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

The following sensitivity analysis table shows the impact on the estimated fair value of our RMBS interest rate-sensitive investments and interest rate swaps as of March 31, 2010, assuming rates instantaneously fall 100 basis points and rise 100 basis points. The below table excludes the securities held in DFR MM CLO and the CIP CDOs because these investments are impacted by cash flows and the terms of their respective indentures, rather than fair values.

	Interest Rates		Interest Rates
	Fall 100		Rise 100
	Basis Points	Unchanged	Basis Points
	(Dollars in thousands)
RMBS
Fair value	$306,265	$303,258	$296,020
Change in fair value	$3,007		$(7,238)
Change as a percent of fair value	0.99%		-2.39%
Interest Rate Swaps
Fair value	$(201)	$(197)	$(171)
Change in fair value	$(4)		$26
Change as a percent of fair value	-1.93%		13.07%
Net Portfolio Impact	$3,003		$(7,212)

The impact of changing interest rates on fair value can change significantly when interest rates change beyond 100 basis points from current levels. Therefore, the volatility in the fair value of our assets could increase significantly when interest rate changes exceed 100 basis points. In addition, other factors impact the fair value of our interest rate-sensitive investments and hedging instruments, such as the shape of the yield curve, market expectations as to future interest rate changes and other market conditions. Accordingly, in the event of changes in actual interest rates, the change in the fair value of our assets would likely differ from that shown above and such difference might be material and adverse to our stockholders.

As of March 31, 2010, substantially all investments in our alternative investments portfolio (non-RMBS) are instruments with variable interest rates that are indexed to LIBOR. Because the variable rates on these instruments are short term in nature, we are not exposed to material changes in fair value as a result of changes in interest rates.

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

Change in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1A.  RISK FACTORS

There have not been any material changes from the risk factors disclosed in “Part I — Item 1A. Risk Factors” of our 2009 10-K.

ITEM 5. OTHER INFORMATION

On May 11, 2010, Francis P. Straub III, our Senior Vice President, Chief Financial Officer and Treasurer, tendered his resignation effective May 28, 2010.  Mr. Straub’s resignation was not due to any dispute or disagreement with the Company or its Board or management.

ITEM 6.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit. No.	Description of Exhibit
2.1	Acquisition and Investment Agreement, dated as of March 22, 2010, by and between Deerfield Capital Corp., Bounty Investments, LLC and Columbus Nova Credit Investment Management, LLC.(1)

3.1	Articles of Amendment and Restatement of Deerfield Capital Corp., as amended and supplemented.(2)

4.1	Senior Subordinated Convertible Notes Agreement, dated as of March 22, 2010, by and between Deerfield Capital Corp. and Bounty Investments, LLC.(1)

4.2	Junior Subordinated Indenture, dated March 4, 2010, by and between Deerfield Capital Corp. and The Bank of New York Mellon Trust Company, National Association, as Trustee.(3)

10.1

Exchange Agreement among Deerfield Capital Corp., Taberna Preferred Funding V., Ltd., Taberna Preferred Funding VII, Ltd., Taberna Preferred Funding VIII, Ltd., and Taberna Preferred Funding IX, Ltd., dated as of March 4, 2010.(3)

10.2	Agreement between Deerfield Capital Corp. and Peter Rothschild, dated as of March 22, 2010.(4)

10.3	Form of Stockholders Agreement between Deerfield Capital Corp. and Bounty Investments, LLC.(1)

10.4

Payment Agreement and Release, dated as of March 22, 2010, by and among Deerfield & Company LLC, Deerfield Capital Corp., each of the holders listed therein, Wendy’s/Arby’s Group, Inc. and Spensyd Asset Management LLLP.(1)

10.5	Transition Services Agreement, dated as of March 22, 2010, by among Deerfield Capital Corp., Bounty Investments, LLC and Columbus Nova Credit Investment Management, LLC.(1)

10.6	Form of Registration Rights Agreement by and among Deerfield Capital Corp. and Bounty Investments, LLC.(1)

10.7

Waiver and Termination Agreement, dated as of March 21, 2010, among Pegasus Deerfield (AIV), LLC, PGS Management, LLC, the Company, Deerfield Capital Management, LLC, DPLC General Partner LLC, Deerfield Loan Manager LLC and Deerfield Pegasus Loan Capital LP.(1)

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

*                                         Filed herewith.

(1)                                  Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 23, 2010.

(2)                                Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009, filed with the SEC on August 10, 2009.

(3)                                  Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 10, 2010.

(4)                                  Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEERFIELD CAPITAL CORP.
(Registrant)

Date: May 17, 2010	By: /s/ Jonathan W. Trutter
Jonathan W. Trutter, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 17, 2010	By: /s/ Francis P. Straub III
Francis P. Straub III, Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)