Form 10-Q
period 2010-06-30
Deerfield Capital Corp.
filed 2010-08-16
CIK 1313918

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

There were 11,000,812 shares of the registrant’s Common Stock outstanding as of August 13, 2010.

DEERFIELD CAPITAL CORP.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2010

CERTAIN DEFINITIONS

Unless otherwise noted or the context otherwise requires, we refer to Deerfield Capital Corp. as “DFR,” to DFR and its subsidiaries as “we,” “us,” “our” or “our company,” to Deerfield & Company LLC, one of our indirect wholly-owned subsidiaries, as “Deerfield” and to Deerfield Capital Management LLC, another of our indirect wholly-owned subsidiaries, as “DCM.”

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q (the “Quarterly Report”) and the information incorporated by reference into this Quarterly Report are forward-looking as permitted by the Private Securities Litigation Reform Act of 1995. These include statements regarding future results or expectations. Forward-looking statements can be identified by forward-looking language, including words such as “believes,” “anticipates,” “expects,” “estimates,” “intends,” “may,” “plans,” “projects,” “will” and similar expressions, or the negative of these words. Such forward-looking statements are based on facts and conditions as they exist at the time such statements are made. Forward-looking statements are also based on predictions as to future facts and conditions, the accurate prediction of which may be difficult and involve the assessment of events beyond our control. Forward-looking statements are further based on various operating assumptions. Caution must be exercised in relying on forward-looking statements. Due to known and unknown risks, actual results may differ materially from expectations or projections. Forward-looking statements contained in this Quarterly Report are made as of the date hereof, and we do not undertake any obligation to update any forward-looking statement to reflect subsequent events, new information or circumstances arising after the date of this Quarterly Report. All future written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referenced above. In addition, it is our policy generally not to make any specific projections as to future earnings, and we do not endorse any projections regarding future performance that may be made by third parties.

The following factors, among others, could cause actual results to differ materially from those described in the forward-looking statements:

•                  general economic and market conditions, particularly as they relate to the markets for debt securities, such as RMBS and CDOs

•                  continued availability of financing and our ability to access capital markets on commercially reasonable terms;

•                  our ability to maintain adequate liquidity;

•                  our ability to maintain compliance with our existing debt instruments and other contractual obligations;

•                  impact of restrictions contained in our existing debt instruments;

•                  our future operating results;

•                  our business prospects and the business prospects of companies in which we invest;

•                  changes in our investment, hedging or credit strategies or the performance and values of our investment portfolios;

•                  reductions in our assets under management and related management and advisory fee revenue;

•                  our ability to make investments in new investment products and realize growth of fee-based income;

•                  our receipt of previously deferred CLO subordinated management fees and receipt of future CLO subordinated management fees on a current basis;

•                  our ability to assume or otherwise acquire additional CDO management contracts on favorable terms, or at all;

•                  Our ability to maintain our exemption from registration as an investment company pursuant to the Investment Company Act of 1940;

•                  the costs and effects of the current SEC investigation into certain of our mortgage securities trading procedures, and the accounting related thereto, in connection with which DFR has received a “Wells notice” from the staff of the SEC;

•                  changes in, and our ability to remain in compliance with laws, regulations or government policies affecting our business, including investment management regulations and accounting standards;

•                  our failure to realize the expected benefits of the transactions with Columbus Nova Credit Investments Management, LLC;

•                  Other risks described in Part I—Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2009, and from time to time in our other filings with the Securities and Exchange Commission.

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2010	2009
	(In thousands, except share
	and per share amounts)
ASSETS
Cash and cash equivalents	$42,963	$48,711
Due from broker	27,489	14,606
Restricted cash and cash equivalents	10,456	19,296
Investments at fair value, including $293,293 and $303,763 pledged	319,717	326,810
Other investments	1,412	4,287
Derivative assets	29	74
Loans held for sale	109	536
Loans held for investment	281,582	278,585
Allowance for loan losses	(13,055)	(15,889)
Loans held for investment, net of allowance for loan losses	268,527	262,696
Investment advisory fee receivables	1,226	2,117
Interest receivable	3,786	3,420
Other receivables	4,502	2,890
Prepaid and other assets	7,851	7,043
Equipment and improvements, net	1,857	6,505
Intangible assets, net	29,398	21,231
Goodwill	10,410
Assets held in Consolidated Investment Products:
Due from broker	22,252	—
Restricted cash and cash equivalents	141,746	—
Investments at fair value	3,781,592	—
Derivative assets	27	—
Interest receivable	13,627	—
Other receivable	2,726	—
Total assets held in Consolidated Investment Products	3,961,970	—
TOTAL ASSETS	$4,691,702	$720,222

LIABILITIES
Repurchase agreements	$282,246	$291,463
Due to broker	38,343	803
Derivative liabilities	10,381	450
Interest payable	922	1,103
Accrued and other liabilities	16,276	6,214
Long term debt	354,593	413,329
Liabilities held in Consolidated Investment Products:
Due to broker	48,979	—
Derivative liabilities	5,709	—
Interest payable	5,673	—
Long term debt	3,494,410	—
Total liabilities held in Consolidated Investment Products	3,554,771	—
TOTAL LIABILITIES	4,257,532	713,362

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001: 100,000,000 shares authorized; 14,999,992 shares issued and zero outstanding	—	—
Common stock, par value $0.001: 500,000,000 shares authorized; 11,000,812 and 6,455,357 shares issued and 11,000,812 and 6,454,924 shares outstanding	11	6
Additional paid-in capital	886,890	866,557
Accumulated other comprehensive loss	(110)	(87)
Accumulated deficit	(859,435)	(877,155)
Appropriated retained earnings of Consolidated Investment Products	401,722	—
Noncontrolling interest in consolidated entity	5,092	17,539
TOTAL STOCKHOLDERS’ EQUITY	434,170	6,860

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,691,702	$720,222

See notes to condensed consolidated financial statements.

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(In thousands, except share and per share amounts)
Revenues
Interest income	$37,183	$14,098	$68,685	$27,880
Interest expense	8,272	5,666	15,966	12,665
Net interest income	28,911	8,432	52,719	15,215
Provision for loan losses	291	9,119	4,477	11,226
Net interest income (expense) after provision for loan losses	28,620	(687)	48,242	3,989
Investment advisory fees	3,782	4,009	6,678	8,746
Total net revenues	32,402	3,322	54,920	12,735

Expenses
Compensation and benefits	3,077	3,029	5,918	6,383
Professional services	2,096	728	2,920	1,518
Insurance expense	752	771	1,444	1,535
Other general and administrative expenses	1,693	4,814	3,604	5,760
Depreciation and amortization	3,025	1,629	8,763	3,264
Occupancy	386	569	876	1,208
Management and incentive fee expense to related party	—	295	—	295
Cost savings initiatives	—	28	—	225
Impairment of intangible assets	—	126	168	126
Total expenses	11,029	11,989	23,693	20,314

Other Income (Expense) and Gain (Loss)
Net gain (loss) on investments, loans, derivatives and liabilities	(27,925)	29,030	(40,661)	39,548
Strategic transactions expenses	(2,558)	—	(4,022)	—
Net gain on the discharge of the Senior Notes	17,418	—	17,418	—
Net gain on the deconsolidation of Market Square CLO	—	29,551	—	29,551
Other, net	(920)	152	126	103
Net other income (expense) and gain (loss)	(13,985)	58,733	(27,139)	69,202
Income before income tax expense	7,388	50,066	4,088	61,623
Income tax expense	2	160	2	178

Net income	7,386	49,906	4,086	61,445
Net loss attributable to noncontrolling interest and Consolidated Investment Products	10,471	2,960	13,634	2,960
Net income attributable to Deerfield Capital Corp.	$17,857	$52,866	$17,720	$64,405

Net income attributable to Deerfield Capital Corp. per share - basic	$2.26	$7.85	$2.42	$9.59
Net income attributable to Deerfield Capital Corp. per share - diluted	$2.25	$7.85	$2.41	$9.59

WEIGHTED-AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC	7,883,912	6,730,655	7,326,601	6,716,570
WEIGHTED-AVERAGE NUMBER OF SHARES OUTSTANDING - DILUTED	7,944,180	6,730,655	7,360,420	6,716,570

See notes to condensed consolidated financial statements.

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Deerfield Capital Corp. Stockholders
						Appropriated
				Accumulated		retained earnings	Noncontrolling
	Common Stock		Additional	Other		of Consolidated	Interest in
		Par	Paid-in	Comprehensive	Accumulated	Investment	Consolidated		Comprehensive
	Shares	Value	Capital	Loss	Deficit	Products	Entity	Total	Income
	(In thousands)
Balance - January 1, 2010	6,455	$6	$866,557	$(87)	$(877,155)	$—	$17,539	$6,860
Cumulative effect adjustment from the adoption of the amendments to ASC Topic 810						244,865		244,865
Net income (loss)					17,720	(14,157)	523	4,086	$4,086
Adoption of the amendments to ASC Topic 810 for the Consolidated Investment Products acquired during the period						186,007		186,007
Distributions to investors in Consolidated Investment Products						(14,993)		(14,993)
Distributions to DPLC noncontrolling interest							(12,970)	(12,970)
Issaunce of common stock, net of issuance costs	4,545	5	19,395					19,400
Previously designated derivatives - amortization of net loss				31				31	31
Foreign currency translation loss				(54)				(54)	(54)
Issuance of stock warrants			529					529
Share-based compensation			409					409
Balance - June 30, 2010	11,000	$11	$886,890	$(110)	$(859,435)	$401,722	$5,092	$434,170	$4,063

See notes to condensed consolidated financial statements.

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30,
	2010	2009
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,086	$61,445
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net premium and discount amortization on investments, loans and debt issuance costs	1,681	(444)
Share-based compensation	409	297
Issuance of stock warrants	529	—
Net purchases of investments at fair value	(45,182)	(7,430)
Net gain from investments at fair value	(29,281)	(6,311)
Net loss on liabilties at fair value	73,054	—
Net gain on the deconsolidation of Market Square CLO	—	(29,551)
Other-than-temporary impairment on available-for-sale securities	—	31
Net other losses	1,220	—
Net sales of loans held for sale	—	(866)
Net gain on loans	(6,991)	(30,691)
Provision for loan losses	4,477	11,226
Net gain on the discharge of the Senior Notes	(17,418)	—
Net changes in undesignated derivatives	(1,056)	(12,767)
Amortization of net loss on previously designated derivatives	31	95
Depreciation and amortization	8,763	3,264
Impairment of intangible assets	168	126
Non-cash rental expense	(243)	77
Provision for income taxes	2	28
Changes in operating assets and liabilities:
Due from broker	(16,540)	11,152
Interest receivable	271	(112)
Other receivable	(3,968)	4,230
Prepaid and other assets	(124)	(66)
Accrued interest on repurchase agreements	(12)	(324)
Due to broker	25,812	547
Interest payable	1,061	(3,945)
Accrued and other liabilities	982	(10,912)
Net cash provided (used in) by operating activities	1,731	(10,901)

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted cash and cash equivalents	39,230	43,996
Proceeds from the sale of investments at fair value previously classified as available-for-sale	103,124	12,779
Principal receipts on investments at fair value previously classified as available-for-sale	19,381	30,514
Origination and purchase of loans held for investment	(86,222)	(78,992)
Principal receipts on loans held for investment	59,785	13,843
Proceeds from sale of loans held for investment	23,238	12,390
Principal receipts on loans held for sale previously classified as held for investment	6,874	11,960
Proceeds from sale of loans held for sale previously classified as held for investment	24	—
Proceeds from sale of other investments	2	—
Net cash aquired from the CNCIM Acquisition	2,470	—
(Purchases) sales of equipment and improvements	(1,237)	7
Net cash provided by investing activities	166,669	46,497

CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments under repurchase agreements	(9,206)	(31,317)
Proceeds from issuance of long term debt	25,000	—
Payments made on Wachovia Facility	—	(13,161)
Payments made on long term debt	(160,888)	(2,136)
Payment of stock and debt issuance costs	(1,044)	(136)
Contributions from noncontrolling interest	—	20,133
Distributions to noncontrolling interest and investors in Consolidated Investment Products	(27,963)	—
Net cash used in financing activities	(174,101)	(26,617)

Foreign currency translation	(47)	76
Net increase (decrease) in cash and cash equivalents	(5,748)	9,055
Cash and cash equivalents at beginning of period	48,711	32,791
Cash and cash equivalents at end of period	$42,963	$41,846

SUPPLEMENTAL DISCLOSURE:
Cash paid for interest	$14,403	$15,425
Cash paid for income taxes	16	27

See notes to condensed consolidated financial statements.

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION

Deerfield Capital Corp., a Maryland corporation (“DFR” and, together with its subsidiaries, “us,” “we” or “our”), through its wholly-owned subsidiary, Deerfield Capital Management LLC (“DCM”), manages client assets, including bank loans and other corporate debt, residential mortgage-backed securities (“RMBS”), government securities and asset-backed securities (“ABS”). In addition, we have a Principal Investing segment with an investment portfolio primarily comprised of fixed income investments, including bank loans and other corporate debt and RMBS.

On March 22, 2010, we entered into an Acquisition and Investment Agreement (the “Acquisition Agreement”) with Bounty Investments, LLC (“Bounty”) and Columbus Nova Credit Investments Management, LLC (“CNCIM”), pursuant to which we agreed to acquire all of the outstanding equity interests of CNCIM from Bounty (the “CNCIM Acquisition”).  The CNCIM Acquisition was completed on June 9, 2010.  CNCIM is an investment manager specializing in bank loans that currently manages four collateralized debt obligations (the “CNCIM CDOs”).  See Note 3 for additional information regarding the CNCIM Acquisition and associated transactions.

Business Segments

We operate in three business segments:

Investment Management— We manage assets within a variety of investment vehicles, including collateralized debt obligations (“CDOs”), separately managed accounts and other investment vehicles and earn investment advisory fees (primarily management fees) for providing our services. We specialize in managing fixed income investments, including corporate debt, RMBS, government securities and ABS. Unless otherwise noted or the context otherwise requires, references to DCM’s investment management activities include the activities of CNCIM.

Principal Investing— We manage our own assets, which are comprised primarily of fixed income investments, including bank loans and other corporate debt and RMBS. Income from this business segment is influenced by four factors: (i) the difference between the interest income we earn on our investment portfolio and the cost of our borrowings net of hedges, if any, (ii) the net recognized gains and losses, if any, on our investment portfolio, (iii) provision for loan losses, if any, and (iv) the volume or aggregate amount of such investments. We refer to investments in senior secured loans (first lien and second lien term loans), senior subordinated debt facilities and other junior securities as “Corporate Loans.” We consolidate Deerfield Pegasus Loan Capital LP (“DPLC”), DPLC General Partner LLC (“DPLC GP”) and DFR Middle Market CLO Ltd. (“DFR MM CLO”) into our Principal Investing segment.

Consolidated Investment Products— We provide investment management services to certain CDOs that we are required to consolidate as Variable Interest Entities (“VIEs”). In accordance with consolidation guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“Codification”) Topic 810—Consolidation (“ASC Topic 810”), as amended by Accounting Standards Update (“ASU”) 2009-17 (“ASU 2009-17”), effective January 1, 2010 we consolidated seven CDOs into our Consolidated Investment Products segment. In conjunction with the CNCIM Acquisition, effective June 9, 2010, we also consolidated the four CNCIM CDOs into this segment in accordance with ASC Topic 810 (which, along with the seven CDOs we previously consolidated, we refer to as the “CIP CDOs”). We earn contractually-negotiated management fees for providing services to the CIP CDOs. Management fees vary by contract and performance, but typically include senior fees, subordinated fees and incentive fees.  Our Consolidated Investment Products segment was established on January 1, 2010, and we have elected the fair value option for all assets and liabilities of the CIP CDOs.

2. ACCOUNTING POLICIES AND RECENT ACCOUNTING UPDATES

Basis of Presentation—The accompanying unaudited condensed consolidated financial statements have been prepared by us in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and are in the form prescribed by the Securities and Exchange Commission (the “SEC”) pursuant to Regulation S-X and the instructions to Form 10-Q. Accordingly, we do not include all of the information and footnotes for complete financial statements as required by GAAP. The interim unaudited condensed consolidated financial statements should be read in conjunction with our audited financial statements as of and for the year ended December 31, 2009, which are included in our Annual Report on Form 10-K filed with SEC on March 23, 2010 (our “2009 10-K”). In the opinion of our management, all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of our financial position, results of operations and cash flows have been included. The nature of our business is such that the results of any interim period information are not necessarily indicative of results for a full year. All intercompany balances and transactions have been eliminated upon consolidation.

Principles of Consolidation—The condensed consolidated financial statements include the financial statements of DFR and our subsidiaries which are (i) wholly-owned subsidiaries, (ii) subsidiaries in which DFR has a controlling interest under the consolidation guidance in ASC Topic 810 and (iii) entities that are VIEs with respect to which we are the primary beneficiary under ASC Topic 810.

As of June 30, 2010, we consolidate DFR MM CLO into our Principal Investing segment as we own all of its preference shares. Although we consolidate 100% of the assets and liabilities of DFR MM CLO, our maximum exposure to loss on our investment in this entity is limited to our initial investment of $69.0 million ($50.0 million of preference shares and $19.0 million of debt). The debt holders of DFR MM CLO have recourse only to the assets of the DFR MM CLO and not to our general assets. The economic impact of our investment in DFR MM CLO is determined by the cash flows distributed to us on our investment therein. Our preference shares investment is subject to diversion of cash flows in accordance with the DFR MM CLO indenture. For the three and six months ended June 30, 2010, the net income of $7.4 million and $10.6 million, respectively, recorded in our condensed consolidated statements of operations for DFR MM CLO was not indicative of the cash flow distributions of $4.1 million and $7.9 million for the three and six months ended June 30, 2010, respectively. These cash distributions included $3.9 million and $7.5 million related to our investment in the preference shares for the three and six months ended June 30, 2010, respectively, and $0.2 million and $0.4 million in interest on our investment in debt for the three and six months ended June 30, 2010, respectively. We have not received and will not receive a cash distribution related to our investment in the preference shares in the third quarter of 2010. While we expect to receive future cash flows from this investment in the preference shares, it is very difficult to predict the timing and amount of such future cash flows. We consolidated assets of $285.5 million and liabilities of $217.8 million related to DFR MM CLO as of June 30, 2010.

We also consolidated Market Square CLO Ltd. (“Market Square CLO”) into our Principal Investing segment for the three and six months ended June 30, 2009 as we owned all of its preference shares during those periods. On June 30, 2009, we sold all of our preference shares in Market Square CLO to an unrelated third party in exchange for an upfront payment and a delayed purchase price in the form of a right to receive a portion of the future distributions, if any, on the preference shares.  As a result of the sale, we deconsolidated Market Square CLO as of June 30, 2009.  We are, however, deemed to retain a beneficial interest in the preference shares of Market Square CLO as a result of the delayed purchase price.  The carrying value of the beneficial interest was $4.4 million as of June 30, 2010.  As of January 1, 2010, however, the amendments to ASC Topic 810 required us to again consolidate Market Square CLO, and it is now part of our Consolidated Investment Products segment.

For the three and six months ended June 30, 2010 and 2009, we consolidated DPLC into our Principal Investing segment as a result of our control of DPLC GP, the general partner of DPLC. Effective March 31, 2010, we withdrew the entire portion of our capital account attributable to our investment in DPLC GP.  See Notes 3 and 14 for details related to the warrants we issued in connection with the formation of DPLC and in connection with the restructuring of DPLC. The net income attributable to DFR in our condensed consolidated statements of operations excludes the net loss attributable to the noncontrolling interest in DPLC. We consolidated assets of $4.0 million and liabilities of $0.1 million related to DPLC as of June 30, 2010.

Reclassifications — Certain amounts in the condensed consolidated statements of operations for the three and six months ended June 30, 2009 have been reclassified to conform to the presentation for the three and six months ended June 30, 2010.  Net loss on available-for-sale securities, net gain (loss) on investments at fair value, net gain (loss) on liabilities at fair value, net gain on loans and net gain (loss) on derivatives are presented as a combined net gain (loss) on investments, loans, derivatives and liabilities line item in the current quarter condensed consolidated statements of operations.   In addition, strategic transactions expenses of $1.5 million, which were included in professional services during the three months ended March 31, 2010, are included as a separate line item in the current quarter condensed consolidated statements of operations.

Variable Interest Entities—ASC Topic 810 generally requires the consolidation of the assets, liabilities and results of operations of a VIE into the financial statements of the enterprise that has a controlling financial interest in the VIE. ASC Topic 810 provides a framework for determining whether an entity should be considered a VIE and evaluated for consolidation. Pursuant to this framework, we consider all parties to determine whether the entity is a VIE and, if so, whether our involvement with the entity results in a variable interest in the entity. If we determine that we do have a variable interest in the entity, we perform an analysis to determine whether we are the primary beneficiary. If we determine that we are the primary beneficiary, we consolidate the VIE into our consolidated financial statements. Under ASC Topic 810, a company is the primary beneficiary of a VIE if it has a controlling financial interest in the VIE.  A company is deemed to have a controlling financial interest in a VIE if it has both (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb the losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. See Note 4 for our analysis of the entities we consolidated as VIEs under ASC Topic 810.

Other than DFR MM CLO, we have a variable interest in each of the CDOs we manage due to the provisions of the management agreements relating to those CDOs. As of June 30, 2010, we had direct investments in certain of those CDOs, which represent a small portion of the total debt and equity issued by the CDOs. We generally invest only in the unrated, junior subordinated tranches of the CDOs that we manage. These investments, which we refer to herein as “preference shares,” can take the form of subordinated notes or preference shares. Beginning January 1, 2010, we consolidated the CIP CDOs into our Consolidated Investment Products segment. There have been no changes to the terms of our management contracts with the CIP CDOs, the revenues we are contractually entitled to receive from the CIP CDOs or our exposure to liability with respect to the CIP CDOs. Although we consolidate 100% of the assets, liabilities and equity of the CIP CDOs, our maximum exposure to loss related to the CIP CDOs is limited to $2.3 million, consisting of $0.8 million of preference shares and $1.5 million of CDO debt that we own, and our management fees, which are earned over the life of the CIP CDOs. The debt holders of the CIP CDOs have recourse only to the assets of the respective CDO and not to our general assets.

As of June 30, 2010, we have a variable interest in 19 additional CDOs that are not consolidated as part of our Consolidated Investment Products segment as we have determined we are not the primary beneficiary of these VIEs. Our maximum exposure to loss associated with nonconsolidated CDOs is limited to any future management fees associated with the CDOs. As of June 30, 2010, we have recorded management fee receivables of $1.0 million collectively from the unconsolidated CDOs. See Note 4 for additional discussion of our Consolidated Investment Products.

Significant Accounting Policies — Our significant accounting policies are discussed in the Notes to the Consolidated Financial Statements included in our 2009 10-K.

Recent Accounting Updates

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”). In December 2009, the FASB issued ASU 2009-17 to revise the Codification to include SFAS No. 167 within ASC Topic 810. In February 2010, the FASB issued ASU 2010-10, Amendments for Certain Investment Funds (“ASU 2010-10”), to defer the effective date of the amendments to the consolidation requirements of ASC Topic 810 resulting from the issuance of ASU 2009-17 for reporting entities with interests in entities with all the attributes of an investment company but specifically excluding interests in securitization entities. This statement requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE. The amendments to ASC Topic 810 also amend FIN 46(R) to eliminate the quantitative approach to determining the primary beneficiary of a VIE and require ongoing reassessments of VIE status. We adopted the amendments to ASC Topic 810 on January 1, 2010 and created our Consolidated Investment Products segment. See further disclosure related to our Consolidated Investment Products segment in Note 4.

In January 2010, the FASB issued ASU No. 2010-06—Fair Value Measurements and Disclosure (“ASC Topic 820”)—Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 amends ASC Topic 820 to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements. ASU 2010-06 also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. We adopted ASU 2010-06 and have included the required disclosures in Note 5, with the exception of the requirement to provide disclosure of the Level 3 activity of purchases, sales, issuances and settlements on a gross basis, which will be effective for our interim and annual reporting periods beginning after December 15, 2010.

3. STRATEGIC TRANSACTIONS

The CNCIM Acquisition and Issuance of the Acquisition Shares

On March 22, 2010, we entered into the Acquisition Agreement with Bounty and CNCIM. We completed the CNCIM Acquisition on June 9, 2010 (the “Closing Date”) for total purchase consideration of $24.8 million consisting of (i) the issuance of 4,545,455 shares (at a Closing Date price of $4.50 per share) of our common stock, par value $0.001 per share (the “Acquisition Shares”), (ii) deferred payments totaling $7.5 million in cash payable in five equal annual installments beginning on December 9, 2010 (with a Closing Date fair value of $6.0 million) and (iii) an adjustment related to the issuance of the Convertible Notes (as defined below). Calculation of the purchase consideration in accordance with ASC Topic 805 — Business Combinations (“ASC Topic 805”) is as follows:

	(In thousands, except share and per share information)
Shares issued	4,545,455
Multiplied by Closing Date share price	$4.50	(1)
Value of shares	$20,455
Fair value of deferred payments to the seller	5,962
Less: excess of par value over estimated fair value of the Convertible Notes	(1,623)	(2)
Total purchase consideration	$24,794

(1)                                  Represents the closing price of our common stock on the Closing Date.

(2)                                 Represents a reduction of the purchase consideration because the par value of the Convertible Notes (as defined below) of $25.0 million exceeded the fair value of the Convertible Notes of $23.4 million as of the Closing Date.  As the CNCIM Acquisition and the issuance of the Convertible Notes are considered linked transactions, the Convertible Notes are initially recorded at their Closing Date fair value with the difference between fair value and par allocated to the purchase consideration.

The following is a summary of the recognized amounts of assets acquired and liabilities assumed as a result of the CNCIM Acquisition:

(In thousands)
Cash	$2,470
Investment advisory fee receivables	868
Equipment and improvements	148
Other receivables	139
Accrued and other liabilities	(306)
Identifiable intangible assets	11,065
Excess of purchase consideration over identifiable net assets acquired - goodwill	10,410
$24,794

In accordance with ASC Topic 805, the fair values of the assets acquired and liabilities assumed were estimated by management. Management received the assistance of an independent valuation firm.  The identifiable intangible assets acquired by asset class are as follows:

	Closing Date Estimated Fair Value	Estimated Average Remaining Useful Life
	(In thousands)	(In years)
Intangible asset class:
Investment management contracts	$10,900	8.35
Non-compete agreements	165	4.67
	$11,065

The fair value of the intangible assets related to the CNCIM CDO investment management contracts was determined utilizing an excess earnings approach based on the expected cash flows from the CDOs. The intangible assets related to the management contracts will be amortized based on a ratio of expected discounted cash flows from the contracts over the expected remaining term of the contracts. The fair value of the intangible assets associated with the non-compete agreements was determined using a lost cash flows analysis and will be amortized straight-line over the term of the agreements. Amortization expense for the three and six months ended June 30, 2010 related to the intangible assets acquired was $0.2 million.

The following table presents expected remaining amortization expense of the identifiable intangible assets acquired:

(In thousands)

2010	$1,152
2011	2,300
2012	2,230
2013	2,021
2014	1,366
Thereafter	1,803
$10,872

Goodwill of $10.4 million is the excess of the total purchase consideration over the identifiable tangible and intangible assets acquired in the CNCIM Acquisition. Goodwill relates to (i) the additional strategic opportunities that we believe will be available to us as a result of the recapitalization of our debt and our increased assets under management, (ii) improvements in our capital structure resulting from the Trust Preferred Exchange and the Senior Notes Discharge (each as defined below) and (iii) the expected synergies from the CNCIM Acquisition. Goodwill is recorded within our Investment Management segment.  For tax purposes, goodwill recognized was $16.5 million and will be amortized over 15 years.

In accordance with ASC Topic 805, we have expensed CNCIM Acquisition-related expenses (other than those related to stock issuance and debt issuance) as incurred.  For the three and six months ended June 30, 2010, we recorded expenses related to the CNCIM Acquisition and associated transactions of $2.6 million and $4.0 million, respectively, within strategic transactions expenses in the condensed consolidated statements of operations.  Stock issuance costs of $1.1 million were recorded as a reduction to additional paid-in capital in accordance with ASC Topic 505 — Equity.

The Convertible Notes Agreement and Issuance of the Conversion Shares

On March 22, 2010, in connection with entering into the Acquisition Agreement, we entered into a Senior Subordinated Convertible Notes Agreement (the “Convertible Notes Agreement”) with Bounty pursuant to which Bounty agreed to purchase for cash, $25.0 million in aggregate principal amount of our senior subordinated convertible notes (the “Convertible Notes”), convertible into 4,132,231 shares of common stock (as such amount may be adjusted in certain events or increased in connection with the payment of interest-in-kind (“PIK Interest”)) (the “Conversion Shares”) at an initial conversion price of $6.05 per share, subject to adjustment.  The Convertible Notes were issued to Bounty simultaneously with the closing of the CNCIM Acquisition and will mature on December 9, 2017. Interest on the Convertible Notes is payable to the holders of the Convertible Notes quarterly in arrears on each January 1, April 1, July 1 and October 1, beginning on July 1, 2010. We will pay interest in cash at a per annum rate starting at 8% on the Closing Date and increasing incrementally to 11% on June 9, 2014; provided, that we may, in our sole discretion and upon notice to the holders of the Convertible Notes, elect to pay up to 50% of the interest payment due to any holder of the Convertible Notes in PIK Interest, subject to certain conditions.

We evaluated the terms and conditions of the conversion feature contained in the Convertible Notes, and certain of the antidilution provisions of the conversion feature cause it to be deemed an embedded derivative instrument (the “Embedded Derivative”) under the provision of ASC Topic 815—Derivatives and Hedging. These antidilution provisions prevent the conversion feature from qualifying as being indexed to our common stock. The Convertible Notes are recorded as two components: (i) the Embedded Derivative initially recorded on the Closing Date as a $6.9 million derivative liability and, (ii) long term debt initially recorded on the Closing Date at $16.5 million. At each subsequent balance sheet date, the Embedded Derivative will be marked to fair value, and the change in fair value will be recorded in the condensed consolidated statement of operations within net gain (loss) on investments, loans, derivatives and liabilities. As of June 30, 2010, the Embedded Derivative was valued at $10.2 million, resulting in a $3.3 million loss during the three months ended June 30, 2010 recorded in the condensed consolidated statement of operations as net gain (loss) on investments, loans, derivatives and liabilities. The total Closing Date fair value of the two components was $23.4 million. The $1.6 million difference between the $25.0 million principal amount of the Convertible Notes and the $23.4 million Closing Date total fair value associated with the Convertible Notes was treated as a reduction of purchase consideration in conjunction with the CNCIM Acquisition. We did not elect the fair value option for the long term debt component of the Convertible Notes. The difference between the $16.5 million Closing Date fair value of the component of the Convertible Notes recorded as long term debt and the $25.0 million principal amount of the Convertible Notes will be accreted to earnings using the effective yield method of recognizing interest expense. Debt issuance costs of $0.5 million were recorded within prepaid and other assets and will be amortized into expense over the term of the Convertible Notes in accordance with ASC Topic 470—Debt.

The Senior Notes Discharge

On March 22, 2010, DFR and Deerfield entered into a Payment Agreement and Release (the “Senior Notes Discharge Agreement”) with the holders of the Series A Senior Secured Notes issued by Deerfield (the “Series A Notes”) and the holders of the Series B Senior Secured Notes issued by Deerfield (the “Series B Notes” and, together with the Series A Notes, the “Senior Notes”), pursuant to which we agreed with the holders of the Senior Notes to discharge all of the approximately $48.8 million in aggregate principal amount of Series A Notes then outstanding at approximately 64.1% of the principal amount thereof plus accrued interest, and all of the approximately $25.1 million in aggregate principal amount of the Series B Notes previously outstanding at approximately 94.5% of the principal amount thereof plus accrued interest, or an aggregate discount of approximately 25.6% from the face amount of the Senior Notes plus accrued interest (the “Senior Notes Discharge”).  We used the proceeds of the issuance of the Convertible Notes together with other available funds to complete the Senior Notes Discharge on June 9, 2010.  We recorded a $17.4 million gain on the condensed consolidated statement of operations related to the Senior Notes Discharge. As a result of the consummation of the Senior Notes Discharge, all obligations and liabilities of DFR and Deerfield under the Senior Notes were released, and the intercreditor agreement related to the Senior Notes was terminated.

The DPLC Restructuring

On March 21, 2010, we entered into a Termination Agreement (the “Termination Agreement”) with Pegasus Deerfield (AIV), LLC (“Pegasus Deerfield”), PGS Management, LLC (“PM”, and together with Pegasus Deerfield, the “Pegasus Parties”), DPLC, DCM, DPLC GP, Deerfield Loan Manager LLC (“DLM” and together with DFR, DCM and DLM, the “Deerfield Parties”) and Jonathan Trutter, pursuant to which (i) the Pegasus Parties waived certain rights with respect to the stock issuances associated with the CNCIM Acquisition and (ii) the Deerfield Parties and the Pegasus Parties terminated or amended certain provisions of agreements related to DPLC and cancelled warrants to purchase three million shares of our common stock, which comprises all of the warrants previously issued to the Pegasus Parties (the “DPLC Restructuring”). Pursuant to the Termination Agreement, we granted Pegasus Deerfield and certain of its associates warrants to purchase an aggregate of 250,000 shares of our common stock at an exercise price of $4.25 per share (the “DPLC Restructuring Warrants”). See Note 14 for further discussion of the DPLC Restructuring Warrants.  Pursuant to the Termination Agreement, DPLC GP and DPLC released all partners of DPLC from their unfunded capital commitments to DPLC as of the date of the Termination Agreement. Effective as of March 31, 2010, DPLC made distributions of $9.0 million to Pegasus Deerfield and an amount equal to his entire capital account balance to Jonathan Trutter. DPLC GP also withdrew an amount equal to the entire portion of its capital account attributable to DLM’s investment in DPLC GP and distributed such amount to DLM, our wholly-owned subsidiary. During the three months ended June 30, 2010, DPLC has made additional distributions to Pegasus Deerfield of $3.8 million. Pegasus Deerfield has notified us that they intend to withdraw their entire remaining capital account balance.

Unaudited Pro Forma Financial Information

During the three and six months ended June 30, 2010, we recognized net revenues of $0.2 million and net loss attributable to DFR of $0.3 million related to CNCIM. In addition, for the three and six months ended June 30, 2010, we recorded a net loss of $0.8 million related to the consolidation of the four CNCIM CDOs.  This was comprised of net revenues of $2.7 million, expenses of $0.2 million and net losses of $3.3 million in net other income (expense) and gain (loss). The following unaudited pro forma condensed combined financial information gives effect to the following transactions as if they had been completed as of the beginning of the periods presented: (1) the CNCIM Acquisition and issuance of the Acquisition Shares; (2) the issuance of the Convertible Notes; (3) the Senior Notes Discharge; (4) the Trust Preferred Exchange (as defined below); and (5) the DPLC Restructuring. This unaudited pro forma combined financial information is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the CNCIM Acquisition had been consummated during the period or as of the dates for which the pro forma data is presented, nor is it necessarily indicative of future operating results of DFR. The pro forma combined financial information for the three and six months ended June 30, 2010 does not give effect to the application of ASC Topic 810 for the period prior to the CNCIM Acquisition as it relates to the four CNCIM CDOs.

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(In thousands, except for per share data)
Total net revenue	$34,402	$6,530	$59,487	$19,341
Net income (loss)	$(3,234)	$54,939	$(3,909)	$68,082
Net income attributable to Deerfield Capital Corp.	$7,079	$54,939	$10,248	$68,082
Net income attributable to Deerfield Capital Corp.
per share - basic	$0.62	$4.87	$0.91	$6.05
Net income attributable to Deerfield Capital Corp.
per share - diluted	$0.48	$3.60	$0.72	$4.48

4. CONSOLIDATED INVESTMENT PRODUCTS

Beginning January 1, 2010, as a result of the adoption of the amendments to ASC Topic 810, we consolidated seven CDOs creating our Consolidated Investment Products segment. In conjunction with the CNCIM Acquisition, as of the Closing Date, we also consolidated the four CNCIM CDOs in accordance with ASC Topic 810. As a result, we have consolidated non-recourse assets of $4.0 billion and non-recourse liabilities of $3.6 billion into our condensed consolidated financial statements as of June 30, 2010 related to the CIP CDOs. We have determined that, although the junior tranches of the CIP CDOs have certain characteristics of equity, they should be recorded as debt on our balance sheet, as the subordinated notes have a stated maturity indicating a date on which they are mandatorily redeemable. The preference shares of the CIP CDOs are also classified as debt on our balance sheet, since redemption is required only upon liquidation or termination of the CLO and not upon liquidation or termination of DFR or DCM.

The assets of the CIP CDOs are held solely as collateral to satisfy the obligations of the CIP CDOs. We have no right to the benefits from, nor do we bear the risks associated with, the assets held by the CIP CDOs beyond our minimal direct investments in, and management fees generated from, the CIP CDOs. If the CIP CDOs were to liquidate, the assets would not be available to the general creditors of DFR, and as a result, we do not consider them to be our assets. Additionally, the investors in the CIP CDOs have no recourse to our general credit for the debt issued by the CIP CDOs. We therefore do not consider this debt to be an obligation of ours.

For the three and six months ended June 30, 2010, the net loss of $10.3 million and $14.2 million, respectively, recorded in our condensed consolidated financial statements was not indicative of the cash flow distributions received from the CIP CDOs of $3.7 million and $7.3 million for the three and six months ended June 30, 2010, respectively. For the three months ended June 30, 2010, the $3.7 million received from the CIP CDOs consisted of management fees of $3.5 million, equity distributions of $0.1 million and interest on our debt investments of $0.1 million. For the six months ended June 30, 2010, the $7.3 million received from the CIP CDOs consisted of management fees of $7.0 million, equity distributions of $0.2 million and interest on our debt investments of $0.1 million. We consolidated assets of $4.0 billion, liabilities of $3.6 billion and equity of $0.4 billion related to the CIP CDOs as of June 30, 2010 despite the fact that the assets of the CIP CDOs are not available to us, nor are we obligated under the debt issued by the CIP CDOs. Upon consolidation, we eliminated management fee receivables of $1.7 million as of June 30, 2010 and management fee revenue of $3.3 million and $6.9 million related to the CIP CDOs for the three and six months ended June 30, 2010, respectively.

We have included other required disclosures related to our Consolidated Investment Products segment in Notes 2, 5, 8, 13 and 17.

5. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The types of assets included in Level 1 generally are equity securities or derivatives listed on an active exchange. We held no Level 1 securities as of June 30, 2010.

Level 2—inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Our assets and liabilities that are generally included in this category are Agency RMBS (as defined below), loans classified as either investments at fair value or loans held for sale where asset valuations are provided by independent pricing services, corporate bonds, long term debt and interest rate derivatives. Agency RMBS are backed by mortgage loans and are guaranteed as to principal and interest by federally chartered entities such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and, in the case of the Government National Mortgage Association (“Ginnie Mae”), the U.S. government. We refer to RMBS guaranteed or issued by Fannie Mae, Freddie Mac and Ginnie Mae as “Agency RMBS.”

Level 3—inputs to the valuation methodology include significant unobservable inputs to the fair value measurement. This includes situations where there is little, if any, market activity for the asset or liability.

Our assets and liabilities that are generally included in this category are non-Agency RMBS, corporate bonds, loans classified as either investments at fair value or loans held for sale where asset valuations are not provided by independent pricing services, warrants, the Embedded Derivative, and long term debt held in our Consolidated Investment Products segment. Level 3 also includes loans held for investment in periods when an impairment charge is taken.

Our full valuation methodology and ASC Topic 820 accounting policy are discussed in the notes to the Consolidated Financial Statements included in our 2009 10-K.  There were no significant changes in our valuation methodologies during the three and six months ended June 30, 2010.

We have recorded all assets and liabilities in our Consolidated Investment Products segment at fair value. We have not elected the fair value option for DFR MM CLO, which is included in our Principal Investing Segment, and as such, the assets and liabilities of DFR MM CLO are not recorded at fair value. The amendments to ASC Topic 810 indicate that assets and liabilities of consolidated VIEs should be recorded at their carrying value as of the date that we became the primary beneficiary of the VIEs, provided such application is practicable.  We have determined it is not practicable to initially record the CIP CDOs at their carrying value as they have never previously been required to satisfy GAAP or other reporting requirements.  In connection with the adoption of the amendments to ASC Topic 810, we have elected and applied the fair value option under ASC Topic 825—Financial Instruments (“ASC Topic 825”) to measure, on an entity-by-entity basis, all of the eligible assets and liabilities of the CIP CDOs at fair value subsequent to the date of initial adoption of the amendments to ASC Topic 810, as we have also determined that measurement of the notes issued by the CIP CDOs at fair value better correlates with the fair value of the assets held by the CIP CDOs, which are held to provide the cash flows for the note obligations of the CIP CDOs.

The following is a description of the valuation methodologies used for instruments measured at fair value, including the general classification of such instruments pursuant to the valuation hierarchy described below based on their classification in the condensed consolidated balance sheet. Management, from time to time, may make adjustments to the valuation methodologies described below under certain market conditions. Management maintains a consistent policy and process for identifying when and how such adjustments should be made. To the extent that a significant fair value adjustment is made by management, the valuation classification would generally be considered a Level 3 within the fair value hierarchy.

Investments at Fair Value

Investments at fair value include RMBS, loans and other investments held in DPLC and our Consolidated Investment Products segment, corporate bonds held in DFR MM CLO, beneficial interests in CDOs and contingent liabilities related to CDOs. The fair value for RMBS generally represents a modeled valuation, which includes spreads and prepayment rates which are observable in the market. Agency RMBS are classified as Level 2 within the fair value hierarchy. The continuing illiquidity in the non-Agency RMBS markets has limited the availability of market data which is included in the valuation models. Non-Agency RMBS are valued using model pricing that management believes would be used by market participants and classified as Level 3 within the fair value hierarchy given this limited availability of observable market data. Loans and other investments held in DPLC and our Consolidated Investment Products segment and corporate bonds held in DFR MM CLO are generally priced at a composite of the mid-point in the bid-ask spread of dealer quotes or based on the composite price of a different tranche of the same security if dealer quotes are unavailable for the specific tranche we own. Loans and other investments held in DPLC and our Consolidated Investment Products segment and corporate bonds held in DFR MM CLO priced in this manner are classified as Level 2 within the fair value hierarchy. Where no such quotes are available, the price may be based on an internally developed model using composite or other comparable market data which could include unobservable market inputs. Loans and other investments held in DPLC and our Consolidated Investment Products segment priced in this manner are classified as Level 3 within the fair value hierarchy. Beneficial interests in CDOs and contingent liabilities related to CDOs are valued by management via internal models and as such are also classified as Level 3 within the fair value hierarchy.

Derivative assets and liabilities

The derivatives held by us generally represent instruments traded in the over-the-counter market and are valued using internally developed market-standard models. The inputs to the valuation models for the interest rate swaps and caps represent observable market data available at commonly quoted intervals for the full terms of the contracts. All interest rate derivatives are classified as Level 2 within the fair value hierarchy. The valuation models for warrants may contain a significant level of unobservable inputs and are classified as Level 3 within the fair value hierarchy. The Embedded Derivative is valued by valuing the Convertible Notes and subsequently valuing the Convertible Notes eliminating the conversion right.  The difference represents the value of the Embedded Derivative.  The valuation of the Embedded Derivative is completed using a binomial tree model which may contain a significant level of unobservable inputs and is classified as Level 3 within the fair value hierarchy.

Loans held for sale

Loans held for sale are carried at the lower of cost or fair value. If the fair value of a loan is less than its cost basis, a valuation adjustment is recognized in the condensed consolidated statements of operations, and the loan’s carrying value is adjusted accordingly. The valuation adjustment may be recovered if the fair value increases, which is also recognized in the condensed consolidated financial statements. Loans held for sale are generally priced at a composite of the mid-point in the bid-ask spread of dealer quotes or based on the composite price of a different tranche of the same security if dealer quotes are unavailable for the specific tranche we own. As of June 30, 2010, we classify loans held for sale priced in this manner as Level 2 within the fair value hierarchy. Where no such quotes are available, price may be based on an internally developed model using composite or other comparable market data which could include unobservable market inputs. Loans held for sale priced in this manner are classified as Level 3 within the fair value hierarchy.

Long Term Debt held in our Consolidated Investment Products Segment

Long term debt held in our Consolidated Investment Products segment includes the noncontrolling interest portion of the debt, including subordinated notes and preference shares of the CIP CDOs.  The fair value for long term debt held in our Consolidated Investment Products segment generally represents a modeled valuation that utilizes inputs that are both observable and unobservable in the market. Long term debt held in our Consolidated Investment Products segment priced in this manner is classified as Level 2 within the fair value hierarchy.  The preferred shares of CDOs within the long term debt held in our Consolidated Investment Products segment are valued by management by considering, among other things, available broker quotes. If a broker quote is unavailable, the preferred shares of CDOs are valued using internally developed models that utilize composite or other comparable market data management believes would be used by market participants, which could include unobservable market inputs. Long term debt held in our Consolidated Investment Products segment priced in this manner is classified as Level 3 within the fair value hierarchy.

Assets and liabilities measured at fair value on a recurring basis

The following table presents the financial instruments carried at fair value on a recurring basis, by caption in the condensed consolidated balance sheet and by level within the ASC Topic 820 valuation hierarchy, as of June 30, 2010, for our Principal Investing and Investment Management segments:

	Level 1	Level 2	Level 3	Carrying Value
	(In thousands)
Investments at fair value
RMBS	$—	$304,145	$1,635	$305,780
Loans	—	2,964	634	3,598
Other	—	5,951	4,388	10,339
Derivative assets	—	—	29	29
Total financial instrument assets	$—	$313,060	$6,686	$319,746

Derivative liabilities	$—	$225	$10,156	$10,381
Accrued and other liabilities	—	—	260	260
Total financial instrument liabilities	$—	$225	$10,416	$10,641

The following table presents the financial instruments carried at fair value on a recurring basis, by caption in the condensed consolidated balance sheet and by level within the ASC Topic 820 valuation hierarchy, as of June 30, 2010, for our Consolidated Investment Products segment:

	Level 1	Level 2	Level 3	Carrying Value
	(In thousands)
Investments at fair value
Loans	$—	$3,534,902	$18,873	$3,553,775
Corporate bonds	—	195,949	13,293	209,242
Other	—	6,713	11,862	18,575
Derivative assets		—	27	27
Total financial instrument assets	$—	$3,737,564	$44,055	$3,781,619

Long term debt	$—	$3,365,727	$128,683	$3,494,410
Derivative liabilities	—	5,709	—	5,709
Total financial instrument liabilities	$—	$3,371,436	$128,683	$3,500,119

Changes in Level 3 recurring fair value measurements

The table below includes a rollforward of the balance sheet amounts for the three months ended June 30, 2010 (including the change in fair value) for financial instruments classified within Level 3 of the valuation hierarchy for our Principal Investing and Investment Management segments:

						Changes in Unrealized
	Fair Value Measurements Using Significant Unobservable Inputs					Gains (Losses)
	Estimated	Net Realized/	Purchases, (Sales),	Net Transfers	Estimated	Related to Financial
	Fair Value	Unrealized	Issuances and	In (Out)	Fair Value	Instruments Held
	April 1, 2010	Gains (Losses) (1)	(Settlements), Net	of Level 3	June 30, 2010	at June 30, 2010 (1)
	(In thousands)
Investments at fair value
RMBS	$2,452	$(384)	$(433)	$—	$1,635	$3,107
Loans	912	(1)	(277)	—	634	(1)
Other	4,707	(319)	—	—	4,388	(319)
Derivative assets	26	3	—	—	29	3
Total financial instrument assets	$8,097	$(701)	$(710)	$—	$6,686	$2,790

Derivative liabilities	$—	$3,267	$6,889	$—	$10,156	$3,267
Accrued and other liabilities	312	4	(56)	—	260	4
Total financial instrument liabilties	$312	$3,271	$6,833	$—	$10,416	$3,271

(1)                                  Net realized and unrealized gains (losses) on investments at fair value are reported within net gain (loss) on investments, loans, derivatives and liabilities in the condensed consolidated statement of operations.

The table below includes a rollforward of the balance sheet amounts for the six months ended June 30, 2010 (including the change in fair value) for financial instruments classified within Level 3 of the valuation hierarchy for our Principal Investing and Investment Management segments:

						Changes in Unrealized
	Fair Value Measurements Using Significant Unobservable Inputs					Gains (Losses)
	Estimated	Net Realized/	Purchases, (Sales),	Net Transfers	Estimated	Related to Financial
	Fair Value	Unrealized	Issuances and	In (Out)	Fair Value	Instruments Held
	January 1, 2010	Gains (Losses) (1)	(Settlements), Net	of Level 3	June 30, 2010	at June 30, 2010 (1)
	(In thousands)
Investments at fair value
RMBS	$2,631	$(87)	$(909)	$—	$1,635	$3,798
Loans	990	(10)	(346)	—	634	(10)
Other	2,597	1,791	—	—	4,388	1,791
Derivative assets	74	(45)	—	—	29	(45)
Total financial instrument assets	$6,292	$1,649	$(1,255)	$—	$6,686	$5,534

Derivative liabilities	$—	$3,267	$6,889	$—	$10,156	$3,267
Accrued and other liabilities	364	10	(114)	—	260	10
Total financial instrument liabilities	$364	$3,277	$6,775	$—	$10,416	$3,277

(1)                                  Net realized and unrealized gains (losses) on investments at fair value are reported within net gain (loss) on investments, loans, derivatives and liabilities in the condensed consolidated statement of operations.

The table below includes a rollforward of the balance sheet amounts for the three months ended June 30, 2010 (including the change in fair value) for financial instruments classified within Level 3 of the valuation hierarchy for our Consolidated Investment Products segment:

								Changes in Unrealized
	Fair Value Measurements Using Significant Unobservable Inputs							Gains (Losses)
	Estimated	Fair Value of CIP CDOs	Net Realized/	Purchases, (Sales),	Net Transfers		Estimated	Related to Financial
	Fair Value	Consolidated as of	Unrealized	Issuances and	In (Out)		Fair Value	Instruments Held
	April 1, 2010	June 9, 2010	Gains (Losses) (1)	(Settlements), Net	of Level 3		June 30, 2010	at June 30, 2010 (1)
	(In thousands)
Investments at fair value
Loans	$23,026	$1,497	$67	$1,948	$(7,665	)(2)	$18,873	$55
Corporate bonds	9,774	3,390	129	—	—		13,293	(496)
Other	107	11,641	114	—	—		11,862	114
Derivative assets	25	10	(8)	—	—		27	(8)
Total financial instrument assets	$32,932	$16,538	$302	$1,948	$(7,665)		$44,055	$(335)

Long term debt	$80,163	$62,622	$(14,102)	$—	$—		$128,683	$(14,102)

(1)                                  Net realized and unrealized gains (losses) on investments at fair value are reported within net gain (loss) on investments, loans, derivatives and liabilities in the condensed consolidated statement of operations.

(2)                                  The net transfers out of Level 3 represent certain loans which were valued via internally developed models as of March 31, 2010 and priced at a composite of the mid-point in the bid-ask spread of dealer quotes as of June 30, 2010.

The table below includes a rollforward of the balance sheet amounts for the six months ended June 30, 2010 (including the change in fair value) for financial instruments classified within Level 3 of the valuation hierarchy for our Consolidated Investment Products segment:

								Changes in Unrealized
	Fair Value Measurements Using Significant Unobservable Inputs							Gains (Losses)
	Estimated	Fair Value of CIP CDOs	Net Realized/	Purchases, (Sales),	Net Transfers		Estimated	Related to Financial
	Fair Value	Consolidated as of	Unrealized	Issuances and	In (Out)		Fair Value	Instruments Held
	January 1, 2010	June 9, 2010	Gains (Losses) (1)	(Settlements), Net	of Level 3		June 30, 2010	at June 30, 2010 (1)
	(In thousands)
Investments at fair value
Loans	$19,080	$1,497	$423	$5,538	$(7,665	)(2)	$18,873	$253
Corporate bonds	12,890	3,390	1,039	(4,026)	—		13,293	(223)
Other	477	11,641	120	—	(376	)(3)	11,862	132
Derivative assets	15	10	2	—	—		27	2
Total financial instrument assets	$32,462	$16,538	$1,584	$1,512	$(8,041)		$44,055	$164

Long term debt	$45,414	$62,622	$20,647	$—	$—		$128,683	$20,647

(1)                                  Net realized and unrealized gains (losses) on investments at fair value are reported within net gain (loss) on investments, loans, derivatives and liabilities in the condensed consolidated statement of operations.

(2)                                  The net transfers out of Level 3 include certain loans which were valued via internally developed models as of January 1, 2010 and priced at a composite of the mid-point in the bid-ask spread of dealer quotes as of June 30, 2010.

(3)                                  The net transfers out of Level 3 include certain other investments which were valued via a single dealer quote as of January 1, 2010 and priced at a composite of the mid-point in the bid-ask spread of dealer quotes as of June 30, 2010.

Assets measured at fair value on a nonrecurring basis

Certain assets are measured at fair value on a nonrecurring basis, meaning that the instruments are measured at fair value only in certain circumstances (for example, when held at the lower of cost or fair value). The following table presents the assets carried on the condensed consolidated balance sheet by caption and by level within the ASC Topic 820 valuation hierarchy for which a nonrecurring change in fair value was recorded during the three and six months ended June 30, 2010 for our Principal Investing and Investment Management segments:

	Level 1	Level 2	Level 3	Carrying Value
	(In thousands)
Loans held for sale	$—	$—	$109	$109
Loans held for investment, net of allowance for loan losses	—	—	1,237	1,237
Total assets at fair value on a nonrecurring basis	$—	$—	$1,346	$1,346

In the table above, “Loans held for sale” includes changes in fair value of loans which are carried on the condensed consolidated balance sheet at the lower of cost or fair value, and “Loans held for investment” represents loans for which a provision for loan losses was recorded during the three and six months ended June 30, 2010.

The following table presents the total change in value of financial assets for which a fair value adjustment was included in the condensed consolidated financial statements during the three and six months ended June 30, 2010 for our Principal Investing and Investment Management segments:

	Three months ended	Six months ended
	June 30, 2010	June 30, 2010
	(In thousands)
Loans held for sale (1)	$(7)	$(20)
Loans held for investment (2)	(309)	(3,583)
Total nonrecurring fair value losses	$(316)	$(3,603)

(1)                                  Changes in the fair value of loans held for sale are reported within net gain (loss) on investments, loans, derivatives and liabilities in the condensed consolidated statements of operations.

(2)                                  Impairment charges to loans held for investment are reported within provision for loan losses in the condensed consolidated statements of operations.

ASC Topic 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate. Estimated fair values presented below are calculated in accordance with ASC Topic 820. With respect to securities for which the fair value option was not elected, quoted market prices, if available, are utilized as estimates of fair values. In the absence of available quoted market prices, fair values have been derived based on our assumptions, the estimated amount and timing of future cash flows and estimated discount rates. Different assumptions could significantly affect these estimates.

The carrying amounts and estimated fair values of our financial instruments as of June 30, 2010 for our Principal Investing and Investment Management segments, for which the disclosure of fair values is required, were as follows:

	As of June 30, 2010
		Estimated
	Carrying	Fair
	Value	Value
	(In thousands)
Financial assets:
Cash and cash equivalents (1)	$42,963	$42,963
Restricted cash and cash equivalents (1)	10,456	10,456
Investments at fair value (2)	319,717	319,717
Other investments (3)	1,412	1,412
Derivative assets (2)	29	29
Loans held for sale (2)	109	109
Loans, net of allowance for loan losses (2) (3)	268,527	247,574
Investment advisory fee receivables (1)	1,226	1,226

Financial liabilities:
Repurchase agreements (1)	282,246	282,246
Derivative liabilities (2)	10,381	10,381
Accrued and other liabilities (2)	260	260
Long term debt:
Convertible notes (4)	16,522	16,729
Subordinated debt and securities (4) (5)	120,775	30,370
DFR MM CLO (4)	217,296	177,477

(1)                                  Carrying amounts approximate the fair value due to the short term nature of these instruments.

(2)                                  The estimated fair values were determined in accordance with ASC Topic 820.

(3)                                  It was not practicable to estimate the fair value of certain loans and other investments because they are not traded in an active market; therefore, the carrying value has been used as an approximation of fair value for loans with a carrying value of $58.8 million and other investments with a carrying value of $1.4 million as of June 30, 2010. If an independent pricing service can not provide fair value estimates for a given loan, we may determine estimated fair value based on some or all of the following: (a) current financial information of the borrowing company and performance against its operating plan; (b) changes in the fair value of collateral supporting the loan; (c) changes to the market for the borrowing company’s service or product and (d) present value of projected future cash flows.

(4)                                  The estimated fair values were calculated utilizing the guidance from ASC Topic 820. We utilized comparable market data and internal and external models to calculate the estimated fair value of the long term debt.

(5)                                  Subordinated debt and securities include both our trust preferred securities and our junior subordinated notes.

The carrying amounts and estimated fair values of our financial instruments in our Consolidated Investment Products segment as of June 30, 2010 for which the disclosure of fair values is required were as follows:

	As of June 30, 2010
		Estimated
	Carrying	Fair
	Value	Value
	(In thousands)
Financial assets:
Restricted cash and cash equivalents (1)	$141,746	$141,746
Investments at fair value (2)	3,781,592	3,781,592
Derivative assets (2)	27	27

Financial liabilities:
Derivative liabilities (2)	5,709	5,709
Long term debt (2)	3,494,410	3,494,410

(1)                                  Carrying amounts approximate the fair value due to the short term nature of these instruments.

(2)                                  The estimated fair values were determined in accordance with ASC Topic 820.

The following table presents the realized and unrealized gains (losses) on investments at fair value as reported within net gain (loss) on investments, loans, derivatives and liabilities in our condensed consolidated statements of operations for the three and six months ended June 30, 2010:

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Realized gains (losses)	$5,055	$(352)	$14,779	$(348)
Unrealized gains (losses)	(48,806)	1,525	14,502	6,659
Total gains (losses)	$(43,751)	$1,173	$29,281	$6,311

6. OTHER INVESTMENTS

As of June 30, 2010, we held certain other investments carried at cost less any adjustments for other-than-temporary impairment of $1.4 million. These investments consist of equity securities in the entities established in connection with the issuance of our trust preferred securities of $0.8 million and other common and preferred equity securities that are not traded in an active market with an original cost and carrying value of $0.6 million as of June 30, 2010. We previously held $3.7 million of equity securities in the entities established in connection with the issuance of the trust preferred securities; however, on March 4, 2010, $2.9 million of equity securities were cancelled in connection with the Trust Preferred Exchange as described in Note 13.

7. LOANS HELD FOR INVESTMENTAND LOANS HELD FOR SALE

The following summarizes our loans held for sale and loans held for investment as of June 30, 2010:

	Carrying Value
	Loans Held	Loans Held
Type of Loan	for Sale (1)	for Investment	Total
	(In thousands)
Corporate leveraged loans:
Loans held in DFR MM CLO (2)	$—	$272,093	$272,093
Other corporate leveraged loans	109	—	109
Commercial real estate loans (3)	—	9,489	9,489
	$109	281,582	281,691
Allowance for loan losses		(13,055)	(13,055)
		$268,527	$268,636

(1)                                  Carrying value of loans held for sale is lower of cost or estimated fair value.

(2)                                  Loans held in DFR MM CLO are reported gross of $5.6 million of allowance for loan losses as of June 30, 2010.

(3)                                  Commercial real estate loans are reported gross of $7.4 million of allowance for loan losses as of June 30, 2010.

The following summarizes our allowance for loan losses at June 30, 2010:

	Number	Par	Allowance
Type of Loan	of Loans	Value	for Loan Losses
		(In thousands)
Loans held in DFR MM CLO	4	$9,798	$(5,647)
Commercial real estate loans	3	8,058	(7,408)
Total	7	$17,856	$(13,055)

As of June 30, 2010, our loans held for sale and loans held for investment totaled $268.6 million, net of allowance for loan losses. Loans classified as held for sale and carried at the lower of cost or estimated fair value totaled $0.1 million, net of a valuation allowance of $1.0 million as of June 30, 2010. Loans classified as held for investment were carried at amortized cost of $281.6 million, less an allowance for loan losses of $13.1 million as of June 30, 2010. For the three and six months ended June 30, 2010, the average net carrying value of impaired loans was $4.2 million.

As of June 30, 2010, we held certain loans that allow the borrower to satisfy interest accruals by increasing the outstanding principal balance of the loan. For the three and six months ended June 30, 2010, interest receivables were satisfied through increases to the loans’ outstanding principal balances in the amount of $0.3 million and $0.7 million, respectively.

Loans held in DFR MM CLO are considered to be held for investment and are reported at amortized cost with an allowance for loan losses, if necessary, unless we decide to sell one of these loans, in which case the loan is transferred to loans held for sale and carried at the lower of cost or estimated fair value.

As of June 30, 2010, our commercial real estate loans consisted of four loans classified as held for investment totaling $9.5 million less an allowance for loan losses of $7.4 million. We recognized $0.1 million in interest income on one of these loans for the six months ended June 30, 2010.

The following summarizes the activity within the allowance for loan losses for the six months ended June 30, 2010 and 2009:

	Allowance for Loan Losses
	2010	2009
	(In thousands)
Allowance for loan losses at January 1	$15,889	$19,979
Provision for loan losses	4,485	11,226
Charge-offs	(7,311)	(2,616)
Recoveries	(8)	—
Allowance for loan losses at June 30	$13,055	$28,589

We did not recognize $0.9 million and $1.8 million, respectively, of interest income earned, but not yet received, on loans held for investment for the three months and six months ended June 30, 2010 as a result of the placement of these loans on non-accrual status. In addition, we did not recognize $0.3 million and $1.0 million, respectively, of interest income earned, but not yet received, on loans held for sale for the three and six months ended June 30, 2009 as a result of the placement of these loans on non-accrual status. Our loans held for investment, loans held for sale and loans classified as investments at fair value are diversified over many industries, and, as such, we do not believe we have any significant concentration risk associated with the composition of the loan portfolio.

8. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Derivative instruments are carried at fair value as discussed in Note 5.  The following table is a summary of our derivative instruments as of June 30, 2010 for our Principal Investing segment:

	Number of	Notional			Estimated Net
	Contracts	Amount	Assets	Liabilities	Fair Value
		(In thousands)
Interest rate swap	1	$10,000	$—	$(207)	$(207)
Interest rate cap	1	40,000	—	(18)	(18)
Warrants	3	n/a	29	—	29
Embedded Derivative	1	n/a	—	(10,156)	(10,156)
	6	$50,000	$29	$(10,381)	$(10,352)

n/a—not applicable

The following table is a summary of our derivative instruments as of June 30, 2010 for our Consolidated Investment Products segment:

	Number of	Notional			Estimated Net
	Contracts	Amount	Assets	Liabilities	Fair Value
		(In thousands)
Interest rate swap	1	123,000	$—	$(5,709)	$(5,709)
Warrants	4	n/a	27	—	27
	5	$123,000	$27	$(5,709)	$(5,682)

The following table is a summary of the net loss (gain) on derivatives included in net (loss) gain on investments, loans, derivatives and liabilities in the condensed consolidated statements of operations:

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Interest rate swaps	$59	$2,939	$(569)	$2,766
Credit default swaps	—	—	—	(119)
Interest rate floors and caps	—	1	—	1
Warrants	(5)	41	(43)	(71)
Embedded Derivative	(3,267)	—	(3,267)	—
Net gain (loss) on derivatives	$(3,213)	$2,981	$(3,879)	$2,577

Interest Rate Swaps

In general, when a fixed-rate or hybrid adjustable-rate RMBS is funded by a short term borrowing, our Principal Investing segment may enter into an interest rate swap agreement that effectively fixes a portion of the borrowing costs for a period close to the anticipated weighted-average life of the fixed-rate portion of the related RMBS. This strategy is designed to protect a portion of our portfolio from increased funding costs due to rising interest rates because the borrowing costs are not fixed for the duration of the fixed-rate period of the related RMBS. With respect to our Consolidated Investment Products segment, interest rate swaps may be entered into by a CDO to protect it from a mismatch between any fixed interest rates on its assets and the floating interest rates on its debt.

We did not enter into any interest rate swaps during the three or six months ended June 30, 2010. The weighted average fixed rate payable on the interest rate swaps in our Principal Investing and Consolidated Investment Products segments as of June 30, 2010 was 5.83%.

Interest Rate Cap

Our interest rate cap is structured such that we will receive payments based on the spread in rates if the three-month London Interbank Offered Rate (“LIBOR”) rate increases above a certain agreed upon contractual rate, and we will make payments based on a nominal fixed interest rate. This interest rate cap was entered into to manage interest rate exposure in DFR MM CLO.

Embedded Derivative

Our Convertible Notes contain a conversion feature with certain antidilution provisions that cause the conversion feature to be deemed an embedded derivative instrument under the provision of ASC Topic 815. See Note 3 for additional discussion concerning the Convertible Notes and the Embedded Derivative.

Warrants

We hold warrants in both our Principal Investing and Consolidated Investment Products segments to purchase equity interests in companies with respect to which we or the CIP CDOs are, or were, also a debt holder. These warrants were typically issued in connection with renegotiations and amendments of the loan agreements related to debt holdings of our Principal Investing and Consolidated Investment Products segments.

9. NET GAIN (LOSS) ON INVESTMENTS, LOANS, DERIVATIVES AND LIABILITIES

The following table is a summary of the components of our net gain (loss) on investments, loans, derivatives and liabilities:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(In thousands)

Net loss on available-for-sale securities	$—	$—	$—	$(31)
Net gain (loss) on investments at fair value	(43,751)	1,173	29,281	6,311
Net gain (loss) on liabilities at fair value	14,802	—	(73,054)	—
Net gain on loans	4,237	24,876	6,991	30,691
Net gain (loss) on derivatives	(3,213)	2,981	(3,879)	2,577
Net gain (loss) on investments, loans, derivatives and liabilities	$(27,925)	$29,030	$(40,661)	$39,548

10. EQUIPMENT AND IMPROVEMENTS

On November 27, 2009, we entered into an amendment to our original lease agreement dated July 11, 2005 (as amended, the “Lease”). Pursuant to the amendment, we vacated our original premises on April 30, 2010 and relocated to new office space in the same building.

The new term of the Lease will expire on February 28, 2021. As a result of our relocation, our annual rent expense under the Lease will be reduced by approximately $1.3 million. In addition, the amount of the letter of credit constituting our security deposit under the Lease was reduced from approximately $2.3 million to approximately $1.3 million. The amendment also provides for a further reduction of the amount of the letter of credit to $0.5 million on September 30, 2010 upon the satisfaction of certain conditions.

In connection with the amendment, we recognized a non-cash acceleration of depreciation and amortization expense related to certain leasehold improvements and equipment on the original premises as a result of a shorter estimated life for the use of those assets. The total impact of the acceleration of the depreciation and amortization expense was approximately $6.9 million, which we expensed ratably from the date the amendment was signed (November 27, 2009) to the date on which we vacated the original premises (April 30, 2010). The impact of the accelerated depreciation for the three and six months ended June 30, 2010 was approximately $1.4 million and $5.5 million, respectively. During the three and six months ended June 30, 2010, we also invested $1.0 million and $1.3 million, respectively, in additions to leasehold improvements, equipment, and furniture and fixtures related to the new premises.

11. REPURCHASE AGREEMENTS

Repurchase agreements are short term borrowings from financial institutions that bear interest at rates that have historically moved in close relationship to the one-month, two-month or three-month LIBOR. As of June 30, 2010, we had repurchase agreements outstanding with two counterparties in the amount of $282.2 million with a weighted-average borrowing rate of 0.33% and remaining weighted average maturity of 22 days. During the six months ended June 30, 2010, repurchase agreement liabilities decreased by $9.2 million, primarily as a result of net RMBS sales and paydowns, which resulted in associated repurchase agreement reductions. As of June 30, 2010, the fair value of securities pledged minus repurchase agreement liabilities and related accrued interest payable was $11.0 million. At June 30, 2010, 88.3% of our repurchase agreement liabilities were concentrated with one counterparty. See Note 12 for additional discussion concerning securities received and pledged as collateral.

12. SECURITIES RECEIVED AND PLEDGED AS COLLATERAL

To the extent that we receive securities as collateral in connection with derivative and repurchase agreement transactions, we are generally permitted to sell or repledge these securities. As of June 30, 2010, we did not have any securities held as collateral. We also pledge our own assets to collateralize our repurchase agreements and in connection with derivative transactions. These securities owned and pledged, where the counterparty has the right by contract or custom to sell or repledge the financial instruments, were approximately $293.3 million as of June 30, 2010 and consisted of securities pledged as initial collateral on repurchase agreements. In addition, as of June 30, 2010, we had $0.8 million of cash with counterparties as collateral on derivatives, which is included in Due from broker on the condensed consolidated balance sheet.

In July 2010, our largest repurchase agreement counterparty agreed to remove the requirement that we maintain a minimum of $20.0 million of cash and certain eligible securities in the custody of such counterparty in order to maintain our current repurchase agreement margin percentages on our Agency RMBS.

13. LONG TERM DEBT

The following table summarizes our long term debt as of June 30, 2010:

		Current
	Carrying	Weighted Average
	Value	Borrowing Rate
	(In thousands)
Recourse:
Trust Preferred Securities	$25,775	3.84%
Junior Subordinated Debt	95,000	1.00%
Convertible Notes (1)	16,522	8.00%
Total Recourse	137,297	2.38%
Non-Recourse:
DFR MM CLO (2)	217,296	1.02%
Consolidated Investment Products (3)	3,494,410	0.95%
Total Non-Recourse	3,711,706	0.95%
Total long term debt	$3,849,003	1.00%

(1)          The Convertible Notes principal outstanding of $25.0 million is presented net of an $8.5 million discount. The Convertible Notes currently pay interest at the 8.00% stated rate; however, including the discount, the effective rate of interest is 18.14%.

(2)          Excludes $19.0 million of DFR MM CLO debt that is owned by us and eliminated upon consolidation. Had this debt been included, the weighted-average borrowing rate would have been 1.29% as of June 30, 2010.

(3)          Long term debt of the CIP CDOs is recorded at fair value in accordance with ASC Topic 820.  This includes the fair value of the preference shares issued by the CIP CDOs in the carrying value, however, the preference shares do not have a stated interest rate and are therefore excluded from the calculation of the weighted average rate. The par value of the CIP CDOs long term debt (including preference shares) was $4.2 billion.

Recourse Debt

Recourse debt refers to debt that is our general obligation.

Junior Subordinated Debt and Trust Preferred Securities

On March 4, 2010, we entered into an exchange agreement with the holders of our trust preferred securities to exchange $95.0 million of the $120.0 million aggregate outstanding principal amount of trust preferred securities previously issued by our three wholly-owned indirect subsidiaries, Deerfield Capital Trust I, Deerfield Capital Trust II and Deerfield Capital Trust III, for $95.0 million aggregate outstanding principal amount of junior subordinated notes (the “Junior Subordinated Debt”) issued by us (the “Trust Preferred Exchange”). The Trust Preferred Exchange was completed on March 4, 2010. An aggregate of $25.0 million in principal amount of trust preferred securities issued by Deerfield Capital Trust I was not exchanged and remains outstanding and is subject to the terms and covenants, including the net worth covenant, set forth in the amended trust preferred indenture and described in our 2009 10-K.

The Junior Subordinated Debt is governed by a junior subordinated indenture (the “Junior Subordinated Debt Indenture”), dated March 4, 2010, between us and The Bank of New York Mellon Trust Company, National Association, as trustee. Pursuant to the Junior Subordinated Debt Indenture, the Junior Subordinated Debt bears interest at a fixed rate of 1.00% per annum from the date of issuance through April 30, 2015 as a result of the CNCIM Acquisition and the related strategic transactions, which collectively qualified as a Credit Enhancing Transaction (as defined in the Junior Subordinated Debt Indenture). Thereafter, the Junior Subordinated Debt will be subject to a variable interest rate equal to LIBOR plus 2.58% per annum, until maturity on October 30, 2035.

The Junior Subordinated Debt Indenture contains certain restrictive covenants including, among other things, (i) a covenant that requires all asset management activities to be conducted by DFR and its subsidiaries, and which permits us to sell equity and material assets of DCM only if all asset management fees and proceeds from equity and asset sales are subject to the limits on restricted payments set forth in the Junior Subordinated Debt Indenture, (ii) a debt covenant that permits DFR and DCM to incur indebtedness only if the proceeds of such indebtedness are subject to the limits on restricted payments set forth in the Junior

Subordinated Debt Indenture and (iii) a restricted payments covenant that restricts our ability to pay dividends or make distributions in respect of our equity securities, subject to a number of exceptions and conditions. Unlike the indentures for the trust preferred securities, the Junior Subordinated Debt Indenture does not contain a covenant requiring us to maintain a minimum net worth.

Convertible Notes

See the “The Convertible Notes Agreement and Issuance of the Conversion Shares” discussion in Note 3 for a description of the Convertible Notes.

The Convertible Notes Agreement contains events of default customary for agreements of its type (with customary grace periods, as applicable) and provides that, upon the occurrence of an event of default arising from certain events of bankruptcy or insolvency with respect to us and our material subsidiaries, all outstanding Convertible Notes will become due and payable immediately without further action or notice. If any other type of event of default occurs and is continuing, then the holders of at least 33-1/3% in principal amount of the then outstanding Convertible Notes may declare all of the outstanding Convertible Notes to be due and payable immediately.

The Convertible Notes Agreement contains customary covenants, including the following: (i) that we will not, and will not permit any of our subsidiaries to, incur any indebtedness that is contractually subordinated in right of payment to other indebtedness of ours unless such indebtedness is also contractually subordinated in right of payment to the Convertible Notes on substantially similar terms; (ii) that we will not consolidate or merge with or into another person or sell, transfer or otherwise dispose of all or substantially all of our assets to another person unless certain conditions are satisfied; (iii) that, upon a change of control, we will offer to repurchase all or any part of the Convertible Notes of each holder of Convertible Notes at a purchase price in cash equal to 100% of the aggregate principal amount of the Convertible Notes repurchased, plus accrued and unpaid interest; and (iv) that we will use commercially reasonable efforts to keep the Conversion Shares listed on the NASDAQ Stock Market or another securities exchange on which our common stock is listed or quoted.

Senior Notes

We used the proceeds of the issuance of the Convertible Notes together with other available funds to complete the Senior Notes Discharge on June 9, 2010 as discussed in Note 3. We recorded a $17.4 million gain on the condensed consolidated statement of operations related to the Senior Notes Discharge.

Non-Recourse Debt

Non-recourse debt refers to debt with recourse only to specific assets pledged as collateral to the lenders, such as the debt issued by the CIP CDOs and DFR MM CLO. The creditors of non-recourse debt have no recourse to our other assets. None of our non-recourse debt is subject to potential margin calls for additional pledges of cash or assets.

DFR MM CLO

The holders of the debt securities of DFR MM CLO have recourse only to its assets, which had a carrying value of $285.5 million as of June 30, 2010.

Consolidated Investment Products

During the three and six months ended June 30, 2010, the CIP CDOs paid down $62.2 million and $105.6 million, respectively, of their outstanding debt. The carrying value of the assets held in the CIP CDOs, which are the only assets to which the CIP CDOs debt holders have recourse for repayment, was $4.0 billion as of June 30, 2010.

14. STOCKHOLDERS’ EQUITY

Common Stock

On June 9, 2010, we issued 4,545,455 shares of common stock to Bounty in connection with the CNCIM Acquisition as discussed in Note 3. In addition, the Convertible Notes issued to Bounty are convertible into 4,132,231 shares of common stock (as such amount may be adjusted in certain events or increased in connection with the payment of PIK interest at an initial conversion price of $6.05 per share, subject to adjustment).

Performance Shares

During the three months ended June 30, 2010, we granted 11,111 restricted stock units (the “Performance Shares”) to each of the eight non-employee directors of our Board as a component of their compensation. We recorded $400,000 in expense within other general and administrative expense on the condensed consolidated statement of operations during the three months ended June 30, 2010 related to these grants.  Each of the Performance Shares represents the right to receive one share of our common stock on June 16, 2013, subject to forfeiture and acceleration upon the occurrence of certain specified events. The number of Performance Shares granted to each non-employee director is subject to adjustment for dividends or other distributions paid between June 16, 2010 and June 16, 2013 and may also be adjusted, as determined by the Board, in connection with any stock dividends, stock splits, subdivisions or consolidations of shares (including reverse stock splits) or similar changes in our capitalization.

The following table summarizes our Performance Shares activity for the six months ended June 30, 2010:

Performance shares as of January 1, 2010	308,164
Granted	88,888
Performance shares as of June 30, 2010	397,052

Restricted Stock Grants

As of January 1, 2010, we had one nonvested restricted stock grant outstanding related to 433 shares of our common stock.  All of the 433 shares associated with the restricted stock grant vested during the six months ended June 30, 2010, and we no longer have any outstanding restricted stock grants.

Warrants

On April 14, 2009, we announced the formation of DPLC, our investment venture with Pegasus. In connection with the formation of DPLC, we issued to Pegasus Deerfield, an affiliate of Pegasus, (i) a five-year warrant to purchase 2,500,000 shares of our common stock at an exercise price of $4.25 per share (“Warrant A”) and (ii) a five-year warrant to purchase 500,000 shares of our common stock at an exercise price of $10.00 per share (“Warrant B” and, together with Warrant A, the “Warrants”). On March 21, 2010, we entered into the Termination Agreement with the Pegasus Parties, the Deerfield Parties and Jonathan Trutter, our CEO, pursuant to which, among other things, the Deerfield Parties and the Pegasus Parties agreed to cancel the Warrants. We also granted certain of the Pegasus Parties and their affiliates the DPLC Restructuring Warrants, which are fully vested warrants to purchase 250,000 shares of our common stock at an exercise price of $4.25 per share. For the six months ended June 30, 2010, we recognized $0.5 million of warrant expense related to the DPLC Restructuring Warrants in other general and administrative expense in the condensed consolidated statement of operations. See Note 3 for more details regarding the DPLC Restructuring.

15. COMPUTATION OF NET INCOME (LOSS) PER SHARE

The following table presents the calculation of basic and diluted net income (loss) per share:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(In thousands, except per share data)		(In thousands, except per share data)

Net income	$7,386	$49,906	$4,086	$61,445
Net loss attributable to noncontrolling interest and Consolidated investment Products	10,471	2,960	13,634	2,960
Net income attributable to Deerfield Capital Corp.	$17,857	$52,866	$17,720	$64,405

Weighted average shares used in basic calculation	7,884	6,731	7,327	6,717
Diluive effect of:
Warrants	60	—	34	—
Weighted average shares used in diluted calculation	7,944	6,731	7,361	6,717

Net income attributable to Deerfield Capital Corp. per share - basic	$2.26	$7.85	$2.42	$9.59

Net income attributable to Deerfield Capital Corp. per share - diluted	$2.25	$7.85	$2.41	$9.59

For the three and six months ended June 30, 2010, the 4,132,231 Conversion Shares related to the Convertible Notes were excluded from the calculation of diluted net income per share because their effect was anti-dilutive under the if-converted method. For the three and six months ended June 30, 2010, the 250,000 DPLC Restructuring Warrants issued and vested on March 22, 2010 in connection with the Termination Agreement were included in the calculation of diluted net income per share because their effect was dilutive under the treasury stock method.

For the three and six months ended June 30, 2010 and 2009, Performance Shares were included in both weighted average shares calculations but were not included in shares outstanding. For the three and six months ended June 30, 2009, restricted stock grants for 433 shares of our common stock were not included in the calculation of diluted net income (loss) per share because their effect was anti-dilutive under the treasury stock method.

16. INCOME TAXES

We record deferred income taxes in accordance with ASC Topic 740 — Income Taxes (“ASC Topic 740”). We record deferred tax assets and liabilities for the future tax consequences attributable to differences between the GAAP carrying amounts and their respective income tax bases. As required by ASC Topic 740, DFR evaluated the likelihood of realizing tax benefits in future periods, which requires the recognition of a valuation allowance to reduce any deferred tax assets to an amount that is more likely than not to be realized. As of June 30, 2010, we continued to record a full valuation allowance on our net deferred tax assets.

The issuance of the Acquisition Shares resulted in an ownership change as defined in Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”) (“Ownership Change”). Generally, there is an Ownership Change if, at any time, one or more 5% shareholders (as defined in the Code) have aggregate increases in their ownership of more than 50 percentage points looking back over the relevant testing period, which can occur as a result of acquisitions and certain dispositions of common stock by our 5% shareholders. As a result of the occurrence of the Ownership Change, our ability to use our net operating losses (“NOLs”), net capital losses (“NCLs”) and certain recognized built-in losses to reduce our taxable income in future years is generally limited to an annual amount (the “Section 382 Limitation”) equal to the fair market value of our common stock immediately prior to the Ownership Change, subject to certain adjustments, multiplied by the long term tax-exempt interest rate, which for the month of June was 4.01%.  NOLs and NCLs that exceed the Section 382 Limitation in any year will continue to be allowed as carryforwards for the remainder of the carryforward period; however, if the carryforward period for any NOL or NCL expires before that loss is fully utilized, the unused portion will provide no future benefit.

We are continuing to evaluate the effects of the Ownership Change on our gross deferred tax assets. As of December 31, 2009, we had NOLs of approximately $209.0 million. Due to the Ownership Change and the Section 382 Limitation, the maximum amount of NOLs that is expected to be available prior to expiration is approximately $22.0 million without regard to capital losses that were carried forward. As of December 31, 2009, we also had NCLs of approximately $422.8 million. Due to the Ownership Change and the Section 382 Limitation, the maximum amount of NCLs that is expected to be available prior to expiration is approximately $5.5 million. Consequently, we expect to reduce deferred tax assets related to our NOLs and NCLs by approximately $242.0 million. There could also be further reductions in deferred tax assets related to certain built-in losses. The reductions discussed above and any future reductions of deferred tax assets will have a corresponding reduction in the valuation allowance, and as such, will have no effect on our financial statements.

For the three and six months ended June 30, 2010, our Investment Management segment recorded de minimis income tax expense related to Deerfield Capital Management (Europe) Limited.

17. SEGMENT REPORTING

Our business consists of three reportable segments: Investment Management, Principal Investing and Consolidated Investment Products. We evaluate the performance of our Investment Management and Principal Investing segments (“DFR Operations”) based on segment results, expenses and revenues. We separately evaluate our Consolidated Investment Products segment based on its results, expenses and revenues, as our Consolidated Investment Products segment exclusively consists of the CIP CDOs. The results for all segments also include direct and allocated expenses and revenues. The following table provides a breakdown of our condensed consolidated statements of operations into segment-based components. DFR Operations for the three and six months ended June 30, 2010 is comparable to our consolidated GAAP results for periods prior to January 1, 2010.

The following summarizes the financial information concerning our reportable segments (as described in Note 1):

	For the three months ended June, 2010
	Investment Management (1)	Principal Investing (1)	DFR Operations	Consolidated Investment Products	Eliminations		Consolidated
	(In thousands)

Interest income	$208	$8,817	$9,025	$28,423	$(265	)(2)	$37,183
Interest expense	1,025	1,595	2,620	5,917	(265	)(2)	8,272
Net interest income (expense)	(817)	7,222	6,405	22,506	—		28,911
Provision for loan losses	—	291	291	—	—		291
Net interest income (expense) after provision for loan losses	(817)	6,931	6,114	22,506	—		28,620
Investment advisory fees	7,045	—	7,045	—	(3,263	)(3)	3,782
Total net revenues	$6,228	$6,931	$13,159	$22,506	$(3,263)		$32,402
Depreciation and amortization	$3,025	$—	$3,025	$—	$—		$3,025
Income tax expense	$2	$—	$2	$—	$—		$2
Net income (loss)	$14,624	$3,075	$17,699	$(10,313)	$—		$7,386

	For the three months ended June 30, 2009
	Investment Management (1)	Principal Investing (1)	DFR Operations
	(In thousands)

Interest income	$16	$14,082	$14,098
Interest expense	1,314	4,352	5,666
Net interest income (expense)	(1,298)	9,730	8,432
Provision for loan losses	—	9,119	9,119
Net interest income (expense) after provision for loan losses	(1,298)	611	(687)
Investment advisory fees	4,009	—	4,009
Total net revenues	$2,711	$611	$3,322
Depreciation and amortization	$1,629	$—	$1,629
Income tax expense	$10	$150	$160
Net income (loss)	$(3,401)	$53,307	$49,906

	For the six months ended June 30, 2010
	Investment Management (1)	Principal Investing (1)	DFR Operations	Consolidated Investment Products	Eliminations		Consolidated
	(In thousands)

Interest income	$214	$16,086	$16,300	$52,709	$(324	)(2)	$68,685
Interest expense	2,238	3,380	5,618	10,672	(324	)(2)	15,966
Net interest income (expense)	(2,024)	12,706	10,682	42,037	—		52,719
Provision for loan losses	—	4,477	4,477	—	—		4,477
Net interest income (expense) after provision for loan losses	(2,024)	8,229	6,205	42,037	—		48,242
Investment advisory fees	13,547	—	13,547	—	(6,869	)(3)	6,678
Total net revenues	$11,523	$8,229	$19,752	$42,037	$(6,869)		$54,920
Depreciation and amortization	$8,763	$—	$8,763	$—	$—		$8,763
Income tax expense	$2	$—	$2	$—	$—		$2
Net income (loss)	$11,176	$7,067	$18,243	$(14,157)	$—		$4,086

	As of June 30, 2010
	(In thousands)
Identifiable assets	$677,811	$57,398	$735,209	$3,961,970	$(5,477	)(4)	$4,691,702

	For the six months ended June 30, 2009
	Investment Management (1)	Principal Investing (1)	Consolidated
	(In thousands)

Interest income	$62	$27,818	$27,880
Interest expense	2,658	10,007	12,665
Net interest income (expense)	(2,596)	17,811	15,215
Provision for loan losses	—	11,226	11,226
Net interest income (expense) after provision for loan losses	(2,596)	6,585	3,989
Investment advisory fees	8,746	—	8,746
Total net revenues	$6,150	$6,585	$12,735
Depreciation and amortization	$3,264	$—	$3,264
Income tax expense	$28	$150	$178
Net income (loss)	$(6,788)	$68,233	$61,445

	As of June 30, 2009
	(In thousands)
Identifiable assets	$47,806	$686,834	$734,640

(1)                                  Excludes intercompany investment advisory fee revenues of our Investment Management segment and corresponding intercompany management fee expense for our Principal Investing segment related to the management agreement between the two segments of $0.6 million and $1.3 million for the three and six months ended June 30, 2010, respectively, and $1.4 million and $2.9 million for the three and six months ended June 30, 2009, respectively.

(2)                                  Primarily represents interest income and the corresponding interest expense earned by our Principal Investing segment on its investment in our Consolidated Investment Products segment debt.

(3)                                  Primarily represents internal fees charged to our Consolidated Investment Products segment by our Investment Management segment for investment advisory services.

(4)                                  Primarily represents the elimination of Investment Management segment and Principal Investing segment investments in CIP CDOs of $3.7 million and the receivable for fees charged to our Consolidated Investment Products segment by our Investment Management segment which have not yet been paid by our Consolidated Investment Products segment of $1.7 million.

Our Principal Investing segment results of operations include the financial results of DFR MM CLO and DPLC for the three and six months ended June 30, 2010 and 2009.

18. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

As previously reported, in connection with the investigation by the SEC of certain mortgage securities transactions effected by DCM on behalf of DFR in 2005 and 2006, and the accounting for those transactions, DFR received a “Wells notice” from the staff of the SEC on June 7, 2010 stating that the staff will recommend that the SEC bring an enforcement proceeding against DFR for possible violations of certain securities laws. On July 16, 2010, DFR submitted a response to the “Wells notice” presenting its position on the issues raised in the “Wells notice” and requesting that the SEC reject the staff’s recommendation that it bring an enforcement proceeding against DFR. The SEC has not yet determined whether it will commence enforcement proceedings against DFR.

As a result of the SEC’s investigation, DFR has determined that it is appropriate to establish a reserve of $1.3 million for the quarter ended June 30, 2010 included in Other, net in the condensed consolidated statements of operations, which represents its current best estimate of the probable loss associated with the resolution of this matter based, in part, on DFR’s discussions with the SEC concerning the issues raised in the “Wells notice.”  There can be, however, no assurance that the amount reserved will be sufficient, and DFR cannot predict when or how this matter will be resolved.

In the ordinary course of business, we may be subject to legal and regulatory proceedings that are generally incidental to our ongoing operations. While there can be no assurance of the ultimate disposition of such proceedings, we do not believe their disposition will have a material adverse effect on our condensed consolidated financial statements.

2010 Interim Chairman Compensation Agreement

On March 22, 2010, we entered into a letter agreement (“2010 Rothschild Compensation Agreement”) with Peter H. Rothschild setting forth the fees payable to him for his services as Interim Chairman of the Board for the year ending December 31, 2010. Mr. Rothschild has been a member of the Board since December 2004 and the Interim Chairman of the Board since April 19, 2007. The 2010 Rothschild Compensation Agreement provides for a base fee during 2010 of $41,667 per month and an expense reimbursement of $10,000 per month for expenses relating to office space, information technology and other items which Mr. Rothschild pays to his firm which provides him with office space and related infrastructure. This agreement is subject to cancellation at any time at the discretion of the compensation committee of the Board (the “Compensation Committee”) as well as the occurrence of certain specified events. The 2010 Rothschild Compensation Agreement also provides for two discretionary fees, a “Capital Transaction Success Fee” not to exceed $1,000,000 and a “Non-Capital Transaction Success Fee” not to exceed $500,000, which may be paid if certain specified conditions are met. During the three months ended June 30, 2010, Mr. Rothschild received a discretionary fee of $550,000 in connection with the consummation of the CNCIM Acquisition.

Other Commitments and Contingencies

We had unfunded investment commitments on bank loans of $2.4 million as of June 30, 2010. The timing and amount of additional funding on these bank loans are at the discretion of the borrower, to the extent the borrower satisfies certain requirements and provides certain documentation. Subsequent to June 30, 2010, the unfunded commitments on bank loans was reduced to $0.7 million as a result of a modification of the loan agreement.

19. SUBSEQUENT EVENTS

In connection with the preparation of the condensed consolidated financial statements, we evaluated subsequent events after the balance sheet date of June 30, 2010. There have been no significant subsequent events since June 30, 2010 that would require adjustment to or additional disclosure in these financial statements.

ITEM 2.              MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion together with our condensed consolidated financial statements and notes thereto included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q (the “Quarterly Report”). Unless otherwise noted or the context otherwise requires, we refer to Deerfield Capital Corp. as “DFR,” to DFR and its subsidiaries as “we,” “us,” “our” or “our company,” to Deerfield & Company LLC, one of our indirect wholly-owned subsidiaries, as “Deerfield” and to Deerfield Capital Management LLC, another of our indirect wholly-owned subsidiaries, as “DCM.”

Overview

We are a Maryland corporation with an Investment Management segment that manages approximately $10.1 billion of client assets as of July 1, 2010, including bank loans and other corporate debt, residential mortgage-backed securities (“RMBS”), government securities and asset-backed securities (“ABS”). Certain of these client assets, which we are required to consolidate, constitute our Consolidated Investment Products segment.  In addition, through our Principal Investing segment, we manage our own assets, which are comprised primarily of fixed income investments, including bank loans and other corporate debt and RMBS, and totaled $592.4 million as of June 30, 2010.

On March 22, 2010, we entered into an Acquisition and Investment Agreement (the “Acquisition Agreement”) with Bounty Investments, LLC (“Bounty”) and Columbus Nova Credit Investments Management, LLC (“CNCIM”), pursuant to which we agreed to acquire all of the outstanding equity interests of CNCIM from Bounty (the “CNCIM Acquisition”). The CNCIM Acquisition was completed on June 9, 2010 (the “Closing Date”). CNCIM is an investment manager specializing in bank loans that currently manages four collateralized debt obligations (the “CNCIM CDOs”). See “Strategic Transactions” later in this section for additional information regarding the CNCIM Acquisition and associated transactions.

Our Business

We operate in three business segments: Investment Management, Principal Investing and Consolidated Investment Products. Our Investment Management segment involves earning investment advisory fees for managing a variety of investment products including collateralized debt obligations (“CDOs”), separately managed accounts and other investment vehicles. Our Principal Investing segment involves maintaining an investment portfolio comprised primarily of bank loans and other corporate debt and Agency RMBS (as defined below). Agency RMBS are backed by mortgage loans and are guaranteed as to principal and interest by federally chartered entities such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and, in the case of the Government National Mortgage Association (“Ginnie Mae”), the U.S. government. We refer to RMBS guaranteed or issued by the Fannie Mae, Freddie Mac and Ginnie Mae as “Agency RMBS.” Our Agency RMBS portfolio consists of Fannie Mae and Freddie Mac securities. We refer to our investments in senior secured loans (first lien and second lien term loans), senior subordinated debt facilities and other junior securities as “Corporate Loans.”  We provide investment management services to 11 CDOs (the “CIP CDOs”) that are consolidated as Variable Interest Entities (“VIEs”) consistent with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification”) Topic 810—Consolidation (“ASC Topic 810”) as amended by Accounting Standards Update (“ASU”) 2009-17 (“ASU 2009-17”). The CIP CDOs constitute our Consolidated Investment Products segment. Our Consolidated Investment Products segment excludes DFR Middle Market CLO Ltd. (“DFR MM CLO”), which is included in our Principal Investing segment because we own all of its preference shares.

Investment Management Segment

Our Investment Management segment is operated through DCM and its wholly-owned subsidiary, CNCIM. Unless otherwise noted or the context otherwise requires, references to DCM’s investment management activities include the activities of CNCIM. DCM manages investment accounts for various types of clients, including CDOs, separately managed accounts (separate, non-pooled accounts established by clients) and other investment vehicles. Except for the separately managed accounts, these clients are collective investment vehicles that pool the capital contributions of multiple investors, which are typically financial institutions, such as insurance companies and banks, employee benefits plans and “funds of funds” (investment funds that in turn allocate their assets to a variety of other investment funds). Our teams that manage these accounts are supported by various other groups within DCM, such as risk management, systems, accounting, operations and legal. DCM enters into an investment management agreement with each client, pursuant to which the client grants DCM certain discretion to purchase and sell securities and other financial instruments.

Our primary source of revenue from our Investment Management segment is the investment advisory fees paid by the accounts we manage. These fees typically consist of management fees based on the account’s assets and, in some cases, performance fees based on the profits we generate for the account.

Assets Under Management

As of July 1, 2010, DCM’s total assets under management (“AUM”) was approximately $10.1 billion, held in 31 CDOs, six separately managed accounts and one other investment vehicle.

The following table summarizes the AUM for each of our product categories:

	As of July 1, 2010
	Number of
	Accounts	AUM
		(In thousands)
CDOs (1):
CLOs	16	$5,582,085
Asset-backed securities	11	3,605,426
Corporate bonds	4	602,830
Total CDOs	31	9,790,341
Separately managed accounts (2)	6	320,666
Other investment vehicle (3)	1	5,997
Total AUM (4)		$10,117,004

(1)                                  CDO AUM numbers generally reflect the aggregate principal or notional balance of the collateral and, in some cases, the cash balance held by the CDOs and are as of the date of the last trustee report received for each CDO prior to July 1, 2010. The AUM for our Euro-denominated CDOs has been converted into U.S. dollars using the spot rate of exchange as of the respective AUM date.

(2)                                  AUM for certain of the separately managed accounts is a multiple of the capital actually invested in such account. Management fees for these accounts are paid on this higher AUM amount.

(3)                                  Other investment vehicle AUM represents the AUM of Deerfield Pegasus Loan Capital LP (“DPLC”).

(4)                                  Included in Total AUM for July 1, 2010 is $275.6 million related to DFR MM CLO. DCM manages DFR MM CLO but is not contractually entitled to receive any management fees so long as all of the preference shares are held by Deerfield Capital LLC (“DC LLC”) or an affiliate thereof.

Principal Investing Segment

Income from our Principal Investing segment is influenced by four factors: (i) the difference between the interest income we earn on our investment portfolio and the cost of our borrowings net of hedges, if any, (ii) the net recognized gains and losses, if any, on our investment portfolio, (iii) provision for loan losses, if any, and (iv) the volume or aggregate amount of such investments. We use leverage to seek to enhance our returns, which can also magnify losses. The cost of borrowings to finance our investments comprises a significant portion of our operating expenses.

The following table is a summary of our Principal Investing segment by asset class:

	June 30, 2010
	Carrying	% of Total
Principal Investing	Value	Investments
	(In thousands)

RMBS (1)	$305,780	50.5%
Corporate Loans:
Loans held in DFR MM CLO (2)	272,093	44.9%
Other corporate leveraged loans	109	0.0%
Loans held in DPLC (3)	3,598	0.6%
Commercial real estate loans (4)	9,489	1.6%
Corporate bonds held in DFR MM CLO	5,951	1.0%
Equity securities	1,412	0.2%
Other investments (5)	7,057	1.2%
Total Investments	605,489	100.0%
Allowance for loan losses	(13,055)
Net Investments	$592,434

(1)                                  RMBS are either Agency RMBS or non-Agency RMBS. As of June 30, 2010, non-Agency RMBS represented $1.6 million.

(2)                                  Loans held in DFR MM CLO are reported gross of a $5.6 million allowance for loan losses as of June 30, 2010.

(3)                                  Loans held in DPLC are syndicated bank loans.  We elected to record these loans at fair value in accordance with ASC Topic 825—Financial Instruments (“ASC Topic 825”).

(4)                                  Commercial real estate loans are reported gross of a $7.4 million allowance for loan losses as of June 30, 2010.

(5)                                  Other investments include $2.7 million of investments in the CIP CDOs that are eliminated upon consolidation.

Consolidated Investment Products

Our Consolidated Investment Products segment was established on January 1, 2010 in accordance with the amendments to the consolidation guidance in ASC Topic 810. We provide investment management services to the CIP CDOs and earn contractually-negotiated management fees for providing those services. In addition to the seven CIP CDOs that we consolidated into the Consolidated Investment Products segment effective January 1, 2010, in conjunction with the CNCIM Acquisition, we consolidated the four CNCIM CDOs as of the Closing Date into this segment. Management fees vary by contract and performance of the products, but typically include senior fees, subordinated fees and incentive fees.

The following table is a summary of our Consolidated Investment Products segment by asset class:

	June 30, 2010
	Carrying	% of Total
Consolidated Investment Products	Value	Investments
	(In thousands)

Loans	$3,553,775	94.0%
Corporate bonds	209,242	5.5%
Other investments	18,575	0.5%
Total Investments	$3,781,592	100.0%

Our Strategy

Our strategy to achieve growth centers on four areas: (i) the acquisition of existing CDO contracts from other managers, (ii) the internal development of new product offerings relying on existing capabilities, (iii) the introduction of new products resulting from acquisitions of and ventures with external managers and (iv) the creation of new collateralized loan obligation (“CLO”) structures as the market environment improves and the economics for new issuances become attractive to investors.

On June 9, 2010, we completed the CNCIM Acquisition and several other strategic transactions which, provided a significant increase in our AUM, are expected to provide a significant increase in our investment advisory fee income, eliminated our near-term debt maturities, reduced our total debt and removed a number of restrictive debt covenants to which we were subject. We believe these transactions will result in opportunities for us to grow both organically and via acquisitions that may not have otherwise been available to us. See “Strategic Transactions” later in this section for more details.

We are focused on growing our Investment Management segment by launching new investment products that we believe will diversify our revenue streams and take advantage of our core competencies of credit analysis and asset management. We intend to make investments in certain of these new investment products. We believe that the growth of fee-based income through the management of alternative investment products will provide the most attractive risk-adjusted return on capital.

We are also focused on managing our Principal Investing segment by opportunistically redeploying our capital into other fee-based strategies. In the near term, we expect to continue to hold our RMBS portfolio both for the income it provides and as a source of liquidity.

Strategic Transactions

The CNCIM Acquisition and Issuance of the Acquisition Shares

On March 22, 2010, we entered into the Acquisition Agreement with Bounty and CNCIM. We completed the CNCIM Acquisition on the Closing Date for total purchase consideration of $24.8 million consisting of (i) the issuance of 4,545,455 shares (at a Closing Date price of $4.50 per share) of our common stock, par value $0.001 per share (the “Acquisition Shares”), (ii) deferred payments totaling $7.5 million in cash payable in five equal annual installments beginning on December 9, 2010 (with a Closing Date fair value of $6.0 million) and (iii) an adjustment related to the issuance of the Convertible Notes (as defined below). Calculation of the purchase consideration in accordance with ASC Topic 805 — Business Combinations (“ASC Topic 805”) is as follows:

	(In thousands, except share and per share information)
Shares issued	4,545,455
Multiplied by Closing Date share price	$4.50	(1)
Value of shares	$20,455
Fair value of deferred payments to the seller	5,962
Less: excess of par value over estimated fair value of the Convertible Notes	(1,623	)(2)
Total purchase consideration	$24,794

(1)                                  Represents the closing price of our common stock on the Closing Date.

(2)                                 Represents a reduction of the purchase consideration because the par value of the Convertible Notes (as defined below) of $25.0 million exceeded the fair value of the Convertible Notes of $23.4 million as of the Closing Date. As the CNCIM Acquisition and the issuance of the Convertible Notes are considered linked transactions, the Convertible Notes are initially recorded at their Closing Date fair value with the difference between fair value and par allocated to the purchase consideration.

The following is a summary of the recognized amounts of assets acquired and liabilities assumed as a result of the CNCIM Acquisition:

(In thousands)
Cash	$2,470
Investment advisory fee receivables	868
Equipment and improvements	148
Other receivables	139
Accrued and other liabilities	(306)
Identifiable intangible assets	11,065
Excess of purchase consideration over identifiable net assets acquired - goodwill	10,410
$24,794

In accordance with ASC Topic 805, the fair values of the assets acquired and liabilities assumed were estimated by management.  Management received the assistance of an independent valuation firm.  The identifiable intangible assets acquired by asset class are as follows:

	Closing Date Estimated Fair Value	Estimated Average Remaining Useful Life
	(In thousands)	(In years)
Intangible asset class:
Investment management contracts	$10,900	8.35
Non-compete agreements	165	4.67
	$11,065

The fair value of the intangible assets related to the CNCIM CDO investment management contracts was determined utilizing an excess earnings approach based on the expected cash flows from the CDOs. The intangible assets related to the management contracts will be amortized based on a ratio of expected discounted cash flows from the contracts over the expected remaining term of the contracts.  The fair value of the intangible assets associated with the non-compete agreements was determined using a lost cash flows analysis and will be amortized straight-line over the term of the agreements. Goodwill of $10.4 million is the excess of the total purchase consideration over the identifiable tangible and intangible assets acquired in the CNCIM Acquisition. Goodwill relates to (i) the additional strategic opportunities that we believe will be available to us as a result of the recapitalization of our debt and our increased assets under management, (ii) improvements in our capital structure resulting from the Trust Preferred Exchange and the Senior Notes Discharge (each as defined below) and (iii) the expected synergies from the CNCIM Acquisition.

In accordance with ASC Topic 805, we have expensed CNCIM Acquisition-related expenses (other than those related to stock issuance and debt issuance) as incurred.  For the three and six months ended June 30, 2010, we recorded expenses related to the CNCIM Acquisition and associated transactions of $2.6 million and $4.0 million, respectively, within strategic transactions expenses in the condensed consolidated statements of operations.  Stock issuance costs of $1.1 million were recorded as a reduction to additional paid-in capital in accordance with ASC Topic 505 — Equity.

The Convertible Notes Agreement and Issuance of the Conversion Shares

On March 22, 2010, in connection with entering into the Acquisition Agreement, we entered into a Senior Subordinated Convertible Notes Agreement (the “Convertible Notes Agreement”) with Bounty pursuant to which Bounty agreed to purchase for cash, $25.0 million in aggregate principal amount of our senior subordinated convertible notes (the “Convertible Notes”), convertible into 4,132,231 shares of common stock (as such amount may be adjusted in certain events or increased in connection with the payment of interest-in-kind (“PIK Interest”)) (the “Conversion Shares”) at an initial conversion price of $6.05 per share, subject to adjustment.  The Convertible Notes were issued to Bounty simultaneously with the closing of the CNCIM Acquisition and will mature on December 9, 2017. Interest on the Convertible Notes is payable to the holders of the Convertible Notes quarterly in arrears on each January 1, April 1, July 1 and October 1, beginning on July 1, 2010. We will pay interest in cash at a per annum rate starting at 8% on the Closing Date and increasing incrementally to 11% on June 9, 2014; provided, that we may, in our sole discretion and upon notice to the holders of the Convertible Notes, elect to pay up to 50% of the interest payment due to any holder of the Convertible Notes in PIK Interest, subject to certain conditions.

We evaluated the terms and conditions of the conversion feature contained in the Convertible Notes, and certain of the antidilution provisions of the conversion feature cause it to be deemed an embedded derivative instrument (the “Embedded Derivative”) under the provisions of ASC Topic 815—Derivatives and Hedging. These antidilution provisions prevent the conversion feature from qualifying as being indexed to our common stock. The Convertible Notes are recorded as two components: (i) the Embedded Derivative initially recorded on the Closing Date as a $6.9 million derivative liability and, (ii) long term debt initially recorded on the Closing Date at $16.5 million. At each subsequent balance sheet date, the Embedded Derivative will be marked to fair value and the change in fair value will be recorded in the condensed consolidated statement of operations within net gain (loss) on investments, loans, derivatives and liabilities. As of June 30, 2010, the Embedded Derivative was valued at $10.2 million, resulting in a $3.3 million loss during the three months ended June 30, 2010 recorded in the condensed consolidated statement of operations as net gain (loss) on investments, loans, derivatives and liabilities. The total Closing Date fair value of the two components was $23.4 million. The $1.6 million difference between the $25.0 million principal amount of the Convertible Notes and the $23.4 million Closing Date total fair value associated with the Convertible Notes was treated as a reduction of purchase consideration in conjunction with the CNCIM Acquisition. We did not elect the fair value option for the long term debt component of the Convertible Notes. The difference between the $16.5 million Closing Date fair value of the Convertible Notes recorded as long term debt and the $25.0 million principal amount of the Convertible Notes will be accreted to earnings using the effective yield method of recognizing interest expense. Debt issuance costs of $0.5 million were recorded within prepaid and other assets and will be amortized into expense over the term of the Convertible Notes in accordance with ASC Topic 470—Debt.

The Senior Notes Discharge

On March 22, 2010, DFR and Deerfield entered into a Payment Agreement and Release (the “Senior Notes Discharge Agreement”) with the holders of the Series A Senior Secured Notes issued by Deerfield (the “Series A Notes”) and the holders of the Series B Senior Secured Notes issued by Deerfield (the “Series B Notes” and, together with the Series A Notes, the “Senior Notes”), pursuant to which we agreed with the holders of the Senior Notes to discharge all of the approximately $48.8 million in aggregate principal amount of Series A Notes then outstanding at approximately 64.1% of the principal amount thereof plus accrued interest, and all of the approximately $25.1 million in aggregate principal amount of the Series B Notes previously outstanding at approximately 94.5% of the principal amount thereof plus accrued interest, or an aggregate discount of approximately 25.6% from the face amount of the Senior Notes plus accrued interest (the “Senior Notes Discharge”).  We used the proceeds of the issuance of the Convertible Notes together with other available funds to complete the Senior Notes Discharge on June 9, 2010.  We recorded a $17.4 million gain on the condensed consolidated statement of operations related to the Senior Notes Discharge. As a result of the consummation of the Senior Notes Discharge, all obligations and liabilities of DFR and Deerfield under the Senior Notes were released, and the intercreditor agreement related to the Senior Notes was terminated.

The DPLC Restructuring

On March 21, 2010, we entered into a Termination Agreement (the “Termination Agreement”) with Pegasus Deerfield (AIV), LLC (“Pegasus Deerfield”), PGS Management, LLC (“PM”, and together with Pegasus Deerfield, the “Pegasus Parties”), DPLC, DCM, DPLC GP, Deerfield Loan Manager LLC (“DLM” and together with DFR, DCM and DLM, the “Deerfield Parties”) and Jonathan Trutter, pursuant to which (i) the Pegasus Parties waived certain rights with respect to the stock issuances associated with the CNCIM Acquisition and (ii) the Deerfield Parties and the Pegasus Parties terminated or amended certain provisions of agreements related to DPLC and cancelled warrants to purchase three million shares of our common stock, which comprises all of the warrants previously issued to the Pegasus Parties (the “DPLC Restructuring”). Pursuant to the Termination Agreement, we granted Pegasus Deerfield and certain of its associates warrants to purchase an aggregate of 250,000 shares of our common stock at an exercise price of $4.25 per share (the “DPLC Restructuring Warrants”). For the six months ended June 30, 2010, we recognized $0.5 million of warrant expense related to the DPLC Restructuring Warrants in other general and administrative expense in the condensed consolidated statement of operations. Pursuant to the Termination Agreement, DPLC GP and DPLC released all partners of DPLC from their unfunded capital commitments to DPLC as of the date of the Termination Agreement. Effective as of March 31, 2010, DPLC made distributions of $9.0 million to Pegasus Deerfield and an amount equal to his entire capital account balance to Jonathan Trutter. DPLC GP also withdrew an amount equal to the entire portion of its capital account attributable to DLM’s investment in DPLC GP and distributed such amount to DLM, our wholly-owned subsidiary. During the three months ended June 30, 2010, DPLC has made additional distributions to Pegasus Deerfield of $3.8 million. Pegasus Deerfield has notified us that they intend to withdraw their entire remaining capital account balance.

Trends

We have identified the following trends and factors that may affect our business:

Credit market dislocation.  The well-publicized disruptions in the financial markets that began in 2007 and escalated throughout 2008 significantly diminished through the second half of 2009 and into the first quarter of 2010. The numerous programs implemented by the U.S. government aimed at stabilizing credit markets and improving overall financial system liquidity initially showed signs of having the desired effect. Among the signs of returning stability and confidence in financial markets was a strong increase in equity markets with the Dow Jones Industrial Average and the S&P 500 advancing by 29% and 27%, respectively, from June 30, 2009 until March 31, 2010. However, during the second quarter of 2010, equity markets experienced a sharp correction with the Dow Jones Industrial Average falling from a high of 11,205 at April 26, 2010 to 9,774 at June 30, 2010.  This decline was attributed to escalating credit concerns with respect to certain sovereign European debt issuers and fears of another slowdown in the U.S. economy. These two concerns were the primary forces behind a “flight to quality” shift in portfolios that drove yields on U.S. Treasury notes and bonds noticeably lower and caused credit spreads to widen. For instance, the yield on the 10 year U.S. Treasury note, which had fluctuated narrowly around an average of 3.70% during the first quarter of 2010, fell to a yield of 2.93% at June 30, 2010.  The trailing 100 day volatility on the 10 year U.S. Treasury bond also rose from 22.7%, as of March 31, 2010, to 28.89%, as of June 30, 2010.  We cannot predict the long-term effect that the numerous programs put in place by the U.S. government will have on financial markets or our business, but we have observed that the liquidity provided by the government via the numerous programs has begun to make it easier for us to obtain credit from new counterparties as discussed below.

Financial Reform.  The dislocations referred to above caused widespread damage to the economy, significant loss of jobs and necessitated numerous bailout programs to moderate the negative impacts of the recent economic downturn. The U.S. federal government expressed interest in undertaking financial reforms intended to prevent a recurrence of the 2008-2009 disruptions and in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act was signed into law. We are already registered as an investment adviser with the Securities and Exchange Commission (“SEC”) and, as a result, have no reason at present to believe the law will impact our business or strategy in any significant way.

Liquidity.  A significant portion of the investments in our Principal Investing portfolio are financed. We depend on a variety of financial institutions to provide that financing. Historically, we have financed our RMBS portfolio using repurchase agreements. Events in 2008 caused many financial institutions to change their credit standards and generally reduced the amount of repurchase agreements available to borrowers, resulting in a decrease in overall market liquidity. This trend reduced the number of financial institutions with which we conduct repurchase financings and, in 2008, prompted us to sell a significant portion of our RMBS portfolio at a time when we would not otherwise have chosen to do so. Improving market conditions and our performance have allowed us to add some new capacity in repurchase financing during the third quarter of 2010 by executing new agreements with two firms.

Corporate credit performance.  Corporate default rates increased during early 2009 as the U.S. economy weakened and financial markets deteriorated. Although there is risk of further economic declines resulting in another cyclical increase in corporate defaults over the coming months, the second half of 2009 and the first six months of 2010 showed a reduction in corporate defaults. If the stimulus packages are not effective in promoting growth, it is possible that recent signs of improvement may give way to renewed economic weakness. A further weakening of the U.S. economy likely would result in further increases in corporate default rates. Such increases likely would further reduce the returns associated with certain of our investments, particularly the Corporate Loans held in both our Principal Investing portfolio and in certain of the vehicles managed within our Investment Management segment. Increases in defaults also could cause us to trigger, or prolong the effects of triggering, certain structural provisions in the CDOs that we have investments in and manage. These structural provisions include, but are not limited to, overcollateralization requirements that are meant to protect investors from deterioration in the credit quality of the underlying collateral pool.

Credit spreads.  Beginning in the second half of 2007, credit markets experienced significantly higher yields and wider spreads versus Treasury securities. For example, the yield spread on the Barclay’s High Yield Bond Index (the “BHY Index”) increased from 295 basis points over Treasuries at June 30, 2007 to a peak of 1830 basis points in November of 2008. This widening of credit spreads resulted in a decline over that period in the fair value for most of our investments and in the securities we manage. The second half of 2009 saw a dramatic narrowing of credit spreads, as evidenced by the spread on the BHY Index falling from 945 basis points over Treasuries as of June 30, 2009 to 570 basis points as of March 31, 2010.  More recently, however, the average spread on the BHY Index widened to 700 basis points over Treasuries as of June 30, 2010, reflecting a more cautious view on the pace of economic recovery in the U.S. and credit concerns in Europe.

Yield curve.  In the first quarter of 2010, the yield curve was relatively stable, with the spread between 6 month U.S. Treasury bills and 10 year U.S. Treasury notes narrowing by only 5 basis points from 3.65% at December 31, 2009 to 3.60% at March 31, 2010. In the second quarter of 2010, the yield curve flattened dramatically with the spread between 6 month U.S. Treasury bills and 10 year U.S. Treasury notes declining to 2.71%.  This decline in the spread occurred almost entirely as a result of a decline in the yield of the 10 year U.S. Treasury note which fell from 3.83% at March 31, 2010 to 2.93% at June 30, 2010.  Since our earnings are derived in part from the difference between the interest income we earn on our investment portfolio and the cost of our borrowings net of hedges, if any, changes in the yield curve can impact our earnings. In that regard, we generally expect our earnings to increase with a steeper yield curve, because we borrow at short term rate and hold investments paying interest at intermediate to long term rates; however, if short term yields rise in relation to intermediate term yields (a flattening of the yield curve), we would likely experience a reduction in net interest income.

CDO financing and management.  The reduction in liquidity and widening of credit spreads resulted in significant downward pressure on the fair values of assets typically held in and financed by CDOs in 2009. These decreased fair values, along with increased default rates on assets held in CDOs and significant rating agency downgrades of the collateral underlying certain of our CDOs, caused our CDOs to trigger certain of their structural provisions and reduced our management fees and our AUM. During the first six months of 2010, we have seen increases in fair values of assets in certain of our portfolios. As a result, most of our CLOs have returned to compliance with their overcollateralization tests, and we have begun to recoup some of our deferred subordinated management fees from those CLOs and expect those CLOs to pay future subordinated management fees on a current basis. See “Results of Operations—Investment Management Segment—CDOs” for further information.

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

Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These accounting principles require us to make some complex and subjective judgments and estimates. Our most critical accounting policies involve judgments and estimates that could affect our reported assets and liabilities, as well as our reported revenues and expenses. We believe that all of the judgments and estimates inherent in our financial statements were reasonable, based upon information available to us. We rely on management’s experience and analysis of historical and current market data in order to arrive at what we believe to be reasonable estimates. Under varying conditions, we could report materially different amounts arising under these critical accounting policies. We believe that the critical accounting policies upon which our financial condition and results of operation depend, and which involve the most complex subjective decisions or assessments, are included in the discussion entitled “Critical Accounting Policies” in “Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as filed with the SEC on March 23, 2010 (our “2009 10-K”). There have been no material changes to the critical accounting policies disclosed in our 2009 10-K except as indicated below.

Recent Accounting Updates

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”). In December 2009, the FASB issued ASU 2009-17 to revise the Codification to include SFAS No. 167 within ASC Topic 810. In February 2010, the FASB issued ASU 2010-10, Amendments for Certain Investment Funds (“ASU 2010-10”), to defer the effective date of the amendments to the consolidation requirements of ASC Topic 810 resulting from the issuance of ASU 2009-17 for reporting entities with interests in entities with all the attributes of an investment company but specifically excluding interests in securitization entities. This statement requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE. The amendments to ASC Topic 810 also amend FIN 46(R) to eliminate the quantitative approach to determining the primary beneficiary of a VIE and require ongoing reassessments of VIE status. We adopted the amendments to ASC Topic 810 on January 1, 2010 and created our Consolidated Investment Products segment.

Our Consolidated Investment Products segment consists of the CIP CDOs. The impact of consolidating the CIP CDOs into our condensed consolidated balance sheet as of June 30, 2010 is an increase to total assets of $4.0 billion, an increase in total liabilities of $3.6 billion and an increase in total stockholders’ equity of $401.7 million, including a cumulative effect from the adoption of the amendments to ASC Topic 810 of $244.9 million as of January 1, 2010 and a cumulative effect from the adoption of ASC Topic 810 for the CNCIM CDOs, consolidated effective June 9, 2010, of $186.0 million. The impact of consolidating the CIP CDOs into our condensed consolidated statement of operations for the three months ended June 30, 2010 was an increase in total revenues of $22.5 million, an increase in total expense of $3.8 million, a decrease in net other income (expense) and gain (loss) of $29.0 million and a decrease in net income of $10.3 million. The impact of consolidating the CIP CDOs into our condensed consolidated statement of operations for the six months ended June 30, 2010 was an increase in total revenues of $42.0 million, an increase in total expense of $8.1 million, a decrease in net other income (expense) and gain (loss) of $48.1 million and a decrease in net income of $14.2 million.  There was no effect on the income (loss) attributable to DFR as a result of the adoption of the amendments to ASC Topic 810.

In January 2010, the FASB issued ASU No. 2010-06—Fair Value Measurements and Disclosure (“ASC Topic 820”)—Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 amends ASC Topic 820 to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements. ASU 2010-06 also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. We adopted ASU 2010-06 and have included the required disclosures in the notes to the condensed consolidated financial statements, with the exception of the requirement to provide disclosure of the Level 3 activity of purchases, sales, issuances and settlements on a gross basis, which will be effective for our interim and annual reporting periods beginning after December 15, 2010.

Financial Condition

The following table summarizes the carrying value of our investment portfolio by balance sheet classification as of June 30, 2010 for our Principal Investing and Investment Management segments:

	Investments at	Other	Loans Held	Loans Held
	Fair Value	Investments	For Sale (1)	For Investment	Total
Security Description	(In thousands)
RMBS	$305,780	$—	$—	$—	$305,780
Corporate Loans:
Loans held in DFR MM CLO	—	—	—	272,093	272,093
Other corporate leveraged loans	—	—	109	—	109
Loans held in DPLC	3,598	—	—	—	3,598
Commercial real estate loans	—	—	—	9,489	9,489
Corporate bonds held in DFR MM CLO	5,951	—	—	—	5,951
Equity securities	—	1,412	—	—	1,412
Other investments (2)	8,052	—	—	—	8,052
Total invested assets	$323,381	$1,412	$109	281,582	606,484

Allowance for loan losses				(13,055)	(13,055)

				$268,527	$593,429

(1)                                  Carrying value of loans held for sale is lower of cost or estimated fair value.

(2)                                  Other investments include $3.7 million of investments in the CIP CDOs that are eliminated upon consolidation.

Residential Mortgage-Backed Securities

For the three and six months ended June 30, 2010, we had net purchases of RMBS of $26.8 million and $69.8 million, respectively.  Our RMBS portfolio also experienced net increases in the fair value of RMBS holdings of $3.7 million and $2.8 million for the three and six months ended June 30, 2010, respectively. This activity was partially offset by RMBS principal paydowns of $24.8 million and $68.0 million for the three and six months ended June 30, 2010, respectively, $2.0 million and $0.6 million of realized losses during the three and six months ended June 30, 2010, respectively, and amortization of $0.9 million and $3.3 million for the three and six months ended June 30, 2010, respectively. Consequently, the fair value of our Agency RMBS increased from $302.5 million as of December 31, 2009 to a fair value of $304.2 million at June 30, 2010, while our non-Agency RMBS decreased from $2.6 million as of December 31, 2009 to $1.6 million at June 30, 2010.  This resulted in a total net increase to RMBS of $0.7 million from December 31, 2009 to June 30, 2010.

As of June 30, 2010, our RMBS portfolio had a net amortized cost of 104.94% of its par value. As of June 30, 2010 we had unamortized net premium of $14.9 million included in the cost basis of our RMBS portfolio. As of June 30, 2010 the current weighted average life of the portfolio, which represents the average number of years for which each dollar of unpaid principal remains outstanding was 4.6 years.

Net portfolio duration, which is the difference between the duration of our RMBS portfolio and the duration of our associated repurchase agreements, adjusted for the effects of our interest rate swap portfolio, was zero based on model-driven modified duration results. In order to fully assess the possible impact of a change in interest rates on the RMBS portfolio, we also analyze not only the duration, but also the portfolio’s leverage and spread risk. Our primary means of measuring and managing spread risk in our RMBS portfolio is to compute and monitor the dollar value of a 1 basis point change (the “DV01”) in the option adjusted spread at which our securities trade in relation to similar duration treasury obligations.

The following table details our RMBS holdings as of June 30, 2010:

			Weighted Average
						Contractual	Constant
	Par	Estimated		Months to	Yield to	Maturity	Prepayment	Modified
	Amount	Fair Value	Coupon	Reset (1)	Maturity	(Month/Year)	Rate (2)	Duration (3)
Security Description	(In thousands)
Hybrid Adjustable Rate RMBS:
Rate reset in 1 year or less	$35,318	$36,800	4.70%	7	2.3%	07/35	11.9%	0.5%
Rate reset in 1 to 3 years	86,760	90,971	5.37%	22	2.3%	04/36	14.9%	0.4%
Rate reset in 3 to 5 years	71,352	76,670	5.45%	46	1.9%	09/36	20.6%	-1.0%
Rate reset in 5 to 7 years	74,365	67,953	5.45%	70	2.4%	05/37	25.4%	-0.4%
Rate reset in 7 to 10 years	28,368	30,749	5.51%	89	2.6%	05/38	19.6%	0.6%
Fixed Rate RMBS:
30 year	5,143	2,637	5.88%	n/a	3.1%	08/34	22.5%	2.8%
Total hybrid and fixed rate RMBS	$301,306	$305,780

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

The constant prepayment rate (“CPR”) attempts to predict the average annualized percentage rate of principal prepayments over the remaining life of the security. As interest rates rise, the rate of refinancing typically declines, which we believe may result in lower rates of prepayment and, as a result, a lower portfolio CPR. CPR also may be influenced by defaults in the mortgage loans underlying the RMBS that we hold. The agencies that guarantee timely payment of principal and interest to RMBS holders may periodically choose to buy such delinquent mortgage loans from the pool by repaying the outstanding principal balance on the loan thereby increasing unscheduled repayments of principal and increasing CPR. Therefore, during periods of high delinquencies and defaults in the mortgages underlying our RMBS, we would also expect increases in prepayments and CPR. Furthermore, during the first quarter of 2010, Fannie Mae and Freddie Mac announced and began to carry out plans to buy “substantially” all mortgages held in RMBS pools issued under their respective programs that were delinquent by 120 days or more. This action had the effect of increasing the near-term CPR on our RMBS.

As of June 30, 2010, the mortgages underlying our hybrid adjustable-rate RMBS had fixed interest rates for a weighted average period of approximately 44 months after which time the interest rates reset and become adjustable. The average length of time until contractual maturity of those mortgages was approximately 26 years as of June 30, 2010.

After the reset date, interest rates on our hybrid adjustable-rate RMBS float based on spreads over various London Interbank Offered Rate (“LIBOR”) and U.S. Treasury indices. These interest rates are subject to caps that limit the amount the applicable interest rate can increase during any year, known as an annual cap, and through the maturity of the applicable security, known as a lifetime cap. As of June 30, 2010, the weighted average lifetime rate cap for the portfolio was 10.5%, the weighted average maximum increase in the first year that the rates are adjustable (“initial cap”) was 4.9%, and the weighted average maximum annual increase for years subsequent to the first year was 2.0%.

Loans Held in DFR MM CLO

As of June 30, 2010, DFR MM CLO had $280.8 million of investments in loans outstanding, with a carrying value of $272.1 million, which is included in loans held for investment on the condensed consolidated balance sheet, reduced by an allowance for loan losses of $5.6 million. As of June 30, 2010, DFR MM CLO had restricted cash and cash equivalents of $8.2 million, which are generally utilized to purchase additional loans and pay distributions to debt and equity holders, and $217.3 million of notes payable to third party investors, which is included in our long term debt. As of June 30, 2010, the weighted average coupon on the loan portfolio was 6.42%, and the weighted average contractual maturity of the loan portfolio was 4.1 years. DFR MM CLO is a bankruptcy remote entity, and, although we consolidate 100% of the assets and liabilities of DFR MM CLO, our maximum exposure to loss on our investment in DFR MM CLO is limited to our initial investment of $69.0 million. As of June 30, 2010, we have received distributions from DFR MM CLO equal to $34.8 million since its inception.

The following table summarizes the carrying value of the DFR MM CLO loan portfolio:

June 30,
Type of Loan	2010
(In thousands)
First lien secured (1)	$149,543
Second lien secured (2)	108,822
Mezzanine	13,728
272,093
Allowance for loan losses	(5,647)
$266,446

(1)                                  Presented gross of a $1.2 million allowance for loan losses as of June 30, 2010.

(2)                                  Presented gross of a $4.4 million allowance for loan losses as of June 30, 2010.

Derivatives and Hedging

The following table summarizes the derivative instruments in our Principal Investing segment as of June 30, 2010:

	Number of	Notional			Estimated Net
	Conracts	Amount	Assets	Liabilities	Fair Value
		(In thousands)

Interest rate swaps	1	$10,000	$—	$(207)	$(207)
Interest rate cap in DFR MM CLO	1	40,000	—	(18)	(18)
Warrants	3	n/a	29	—	29
Embedded Derivative	1	n/a	—	(10,156)	(10,156)
	6	$50,000	$29	$(10,381)	$(10,352)

n/a—not applicable

Our Convertible Notes contain a conversion feature, including certain antidilution provisions which cause it to be deemed an embedded derivative instrument under the provisions of ASC Topic 815. These antidilution provisions prevent the conversion feature from qualifying as being indexed to our common stock. As a result, the fair value of the Embedded Derivative was recorded as a $6.9 million derivative liability on the Closing Date. At each subsequent balance sheet date, the Embedded Derivative will be marked to fair value with the change in fair value being recorded in the condensed consolidated statement of operations as net gain (loss) on investments, loans, derivatives and liabilities.  As of June 30, 2010, the Embedded Derivative was valued at $10.2 million, resulting in a $3.3 million loss during the three months ended June 30, 2010 recorded in the condensed consolidated statement of operations as net gain (loss) on investments, loans, derivatives and liabilities.

Consolidated Investment Products Segment

Investments in our Consolidated Investment Products segment include loans, corporate bonds and other investments recorded at fair value.  The assets of our Consolidated Investment Products segment are held solely as collateral to satisfy the obligations of the CIP CDOs. We have no right to the benefits from, nor do we bear the risks associated with, the assets held by the CIP CDOs beyond our minimal direct investments in, and management fees generated from, the CIP CDOs.

Results of Operations

The following section provides a comparative discussion of our consolidated results of operations as of and for the three and six months ended June 30, 2010 and June 30, 2009.

Summary

The following table summarizes selected historical consolidated financial information:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(Dollars in thousands, except for per share data)

Condensed Consolidated Statements of Operations Data:
Net revenues	32,402	3,322	54,920	12,735
Total expenses	11,029	11,989	23,693	20,314
Net other income (expense) and gain (loss)	(13,985)	58,733	(27,139)	69,202
Net income	7,386	49,906	4,086	61,445
Net loss attributable to noncontrolling interest and Consolidated Investment Products	10,471	2,960	13,634	2,960
Net income attributable to Deerfield Capital Corp.	17,857	52,866	17,720	64,405
Net income attributable to Deerfield Capital Corp. per share - diluted	2.25	7.85	2.41	9.59
Core earnings (1)	6,405	5,532	10,860	10,559
Core earnings per share - diluted (2)	0.74	0.82	1.41	1.57

	As of June 30,	As of December 31,
	2010	2009
	(Dollars in thousands)
Condensed Consolidated Balance Sheet Data:
Residential mortgage-backed securities	305,780	305,174
Assets in Consolidated Investment Products	3,961,970	—
Total assets	4,691,702	720,222
Repurchase agreements	282,246	291,463
Long term debt:
Recourse:
Trust preferred securities	25,775	123,717
Junior subordinated debt	95,000	—
Convertible notes	16,522	—
Senior Notes	—	72,315
Non-Recourse:
DFR MM CLO	217,296	217,297
Consolidated Investment Products	3,494,410	—
Total stockholders’ equity	434,170	6,860

AUM:
Investment Management segment (3) (4)	10,117,004	9,193,908
Principal Investing segment (4) (5)	592,434	593,562

(1)                                  Core earnings represents a non-GAAP financial measure. Please see the “Reconciliation of Non-GAAP Financial Measures” below for a reconciliation between the comparable GAAP measure and a discussion of the importance placed on this measure by management.

(2)                                  For the three and six months ended June 30, 2010, we utilized the fully-diluted share number of 8,943,181 and 7,862,680, respectively, which includes the dilutive impact of the DPLC Restructuring Warrants and the Convertible Notes. In addition, interest expense on the Convertible Notes of $0.2 million was added back to core earnings for the three and six months ended June 30, 2010 to calculate diluted earnings per share under the if-converted method.

(3)                                  AUM for our Investment Management segment includes CDO AUM numbers, which generally reflect the aggregate principal or notional balance of the collateral and, in some cases, the cash balances held by the CDOs as of the date of the last trustee report received for each CDO prior to the relevant measurement date. The AUM for our Euro-denominated CDOs has been converted into U.S. dollars using the appropriate spot rate of exchange. AUM for our Investment Management segment also includes AUM for our separately managed accounts, which, in certain cases, is a multiple of the capital actually invested in such account. Management fees for these accounts are paid on this higher AUM amount. Included in Investment Management segment AUM is $275.6 million and $288.5 million related to DFR MM CLO for July 1, 2010 and January 1,

2010, respectively. DCM manages DFR MM CLO, but is not contractually entitled to receive any management fees therefrom for so long as all of its preference shares are held by DC LLC or an affiliate thereof.

(4)                                  AUM for DFR MM CLO and DPLC are included in both Investment Management segment AUM and Principal Investing segment AUM for July 1, 2010 and 2009.

(5)                                  AUM for our Principal Investing segment is reflected net of allowance for loan losses of $13.1 million and $15.9 million as of June 30, 2010 and December 31, 2009, respectively.

Reconciliation of Non-GAAP Financial Measures

We believe that core earnings, a non-GAAP financial measure, is a useful metric for evaluating and analyzing our performance. The calculation of core earnings, which we use to compare our own financial results from period to period, eliminates the impact of certain non-cash items, non-recurring items, special charges and income tax. The core earnings provided herein may not be comparable to similar measures presented by other companies, as it is a non-GAAP financial measure and may therefore be defined differently by other companies. Core earnings includes the earnings from DFR MM CLO for both the three and six months ended June 30, 2010 and June 30, 2009, and Market Square CLO Ltd. (“Market Square CLO”) (until we sold all of our preference shares in and deconsolidated Market Square CLO as of June 30, 2009) but is not necessarily indicative of cash flows received from DFR MM CLO and Market Square CLO.

Core Earnings

The table below provides a reconciliation between net income and core earnings:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(In thousands, except share and per share amounts)		(In thousands, except share and per share amounts)

Net income	$7,386	$49,906	$4,086	$61,445
Adjusting items:
Provision for loan losses	291	9,119	4,477	11,226
Depreciation and amortization	3,025	1,629	8,763	3,264
Impairment of intangible assets	—	126	168	126
Net other income (expense) and gain (loss) (1)	14,430	(58,733)	27,139	(69,202)
Income tax expense	2	160	2	178
Noncontrolling interest and Consolidated Investment Products core earnings (2)	(18,729)	3,297	(34,304)	3,297
Warrant expense	—	—	529	—
Cost savings initiatives	—	28	—	225
Core earnings	$6,405	$5,532	$10,860	$10,559

Core earnings per share - diluted	$0.74	$0.82	$1.41	$1.57
Weighted-average number of shares outstanding - diluted (3)	8,943,181	6,730,655	7,862,680	6,716,570

(1)                                  The core earnings adjustment for net other income (expense) and gain (loss) includes $0.4 million in strategic transaction expenses related to the three months ended March 31, 2010, which should have been included as an adjustment to core earnings in that period. Additionally, core earnings for the six months ended June 30, 2010 exclude $0.4 million of loss on investments at fair value that should have been an adjustment to core earnings in that period.

(2)                                  Noncontrolling interest and Consolidated Investment Products core earnings is comprised of (i) the portion of net interest income and expenses of DPLC that are attributable to third party investors in DPLC, calculated using each investor’s ownership percentage in DPLC during the measurement period, and (ii) the portion of net interest income and expenses of the CIP CDOs that are consolidated but are attributable to third party investors in the CIP CDOs.

(3)                                  For the three and six months ended June 30, 2010, we utilized the fully-diluted share number of 8,943,181 and 7,862,680, respectively, in the computation of the diluted core earnings per share, which includes the dilutive impact of the DPLC Restructuring Warrants and the Convertible Notes. In addition, interest expense on the Convertible Notes of $0.2 million was added back to core earnings for the three and six months ended June 30, 2010 to calculate diluted earnings per share under the if-converted method.

Executive Summary of Results of Operations

When we analyze our financial results, we focus on the combined results of our Investment Management and Principal Investing segments (“DFR Operations”). While we are required to include our Consolidated Investment Products segment in our consolidated GAAP results, this segment does not have any economic impact on our operations.

Our Principal Investing segment results of operations include the financial results of DFR MM CLO and DPLC for the three and six months ended June 30, 2010 and June 30, 2009. Our Principal Investing segment results of operations also include the financial results of Market Square CLO for the three and six months ended June 30, 2009. On June 30, 2009, we sold all of our preference shares in Market Square CLO to an unrelated third party in exchange for an upfront payment and a delayed purchase price in the form of a right to receive a portion of the future distributions, if any, on the preference shares. As a result of the sale, we determined we were no longer the primary beneficiary of Market Square CLO and, therefore, deconsolidated Market Square CLO.  As of January 1, 2010, however, the amendments to ASC Topic 810 required us to again consolidate Market Square CLO, and it is now part of our Consolidated Investment Products segment.

Our Consolidated Investment Products segment includes the results of the CIP CDOs, which, as of January 1, 2010, we consolidated in accordance with the amendments to ASC Topic 810 and with respect to which we have elected fair value accounting. In conjunction with the CNCIM Acquisition, as of the Closing Date, we also consolidated the four CNCIM CDOs as CIP CDOs in accordance with ASC Topic 810. The assets of the CIP CDOs are held solely as collateral to satisfy the obligations of the CIP CDOs. We have no right to the benefits from, nor do we bear the risks associated with, the assets held by the CIP CDOs, beyond our minimal direct investments in, and management fees generated from, the CIP CDOs. If the CIP CDOs were to liquidate, the assets of the CIP CDOs would not be available to our general creditors, and as a result, we do not consider them our assets. Additionally, the investors in the CIP CDOs have no recourse to the general credit of DFR for the debt issued by the CIP CDOs. Therefore, we do not consider this debt to be our obligation. When reviewing and analyzing our financial results, management excludes the impact of our Consolidated Investment Products segment as this segment does not have any economic impact on our operations.

The following tables provide a breakdown of our condensed consolidated statements of operations into segment-based components and reconciles DFR Operations to GAAP. DFR Operations for the three and six months ended June 30, 2010 are comparable to our consolidated GAAP results for periods prior to January 1, 2010.

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

SEGMENT CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended June 30, 2010
				Consolidated
	Investment	Principal		Investment		GAAP
	Management	Investing	DFR	Products		Consolidated
	Segment (1)	Segment (1)	Operations	Segment	Elimination	DFR
	(In thousands)
Revenues
Interest income	$208	$8,817	$9,025	$28,423	$(265)	$37,183
Interest expense	1,025	1,595	2,620	5,917	(265)	8,272
Net interest income	(817)	7,222	6,405	22,506	—	28,911
Provision for loan losses	—	291	291	—	—	291
Net interest income (expense) after provision for loan losses	(817)	6,931	6,114	22,506	—	28,620
Investment advisory fees	7,045	—	7,045	—	(3,263)	3,782
Total net revenues	6,228	6,931	13,159	22,506	(3,263)	32,402

Expenses
Compensation and benefits	3,077	—	3,077	—	—	3,077
Professional services	190	1,690	1,880	216	—	2,096
Insurance expense	93	608	701	51	—	752
Other general and administrative expenses	488	899	1,387	306	—	1,693
Depreciation and amortization	3,025	—	3,025	—	—	3,025
Occupancy	386	—	386	—	—	386
Investment advisory fees	—	—	—	3,263	(3,263)	—
Total expenses	7,259	3,197	10,456	3,836	(3,263)	11,029

Other Income (Expense) and Gain (Loss)
Net gain (loss) on investments, loans, derivatives and liabilities	(954)	2,294	1,340	(29,265)	—	(27,925)
Strategic transactions expenses	(820)	(1,738)	(2,558)	—	—	(2,558)
Net gain on the discharge of the Senior Notes	17,418	—	17,418	—	—	17,418
Other, net	13	(1,215)	(1,202)	282	—	(920)
Net other income (expense) and gain (loss)	15,657	(659)	14,998	(28,983)	—	(13,985)
Income (loss) before income tax expense	14,626	3,075	17,701	(10,313)	—	7,388
Income tax expense	2	—	2	—	—	2

Net income (loss)	14,624	3,075	17,699	(10,313)	—	7,386
Net loss attributable to noncontrolling interest and Consolidated Investment Products	—	158	158	10,313	—	10,471
Net income attributable to Deerfield Capital Corp.	$14,624	$3,233	$17,857	$—	$—	$17,857

Reconciliation of net income (loss) and core earnings:
Net income	$14,624	$3,075	$17,699	$(10,313)	$—	$7,386
Adjusting items:
Provision for loan losses	—	291	291	—	—	291
Depreciation and amortization	3,025	—	3,025	—	—	3,025
Net other income (expense) and gain (loss) (2)	(15,657)	1,104	(14,553)	28,983	—	14,430
Income tax expense	2	—	2	—	—	2
Noncontrolling interest and Consolidated Investment Products core earnings	—	(59)	(59)	(18,670)	—	(18,729)
Core Earnings	$1,994	$4,411	$6,405	$—	$—	$6,405

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

SEGMENT CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended June 30, 2009
	Investment	Principal
	Management	Investing	DFR
	Segment (1)	Segment (1)	Operations
	(In thousands)
Revenues
Interest income	$16	$14,082	$14,098
Interest expense	1,314	4,352	5,666
Net interest income	(1,298)	9,730	8,432
Provision for loan losses	—	9,119	9,119
Net interest income (expense) after provision for loan losses	(1,298)	611	(687)
Investment advisory fees	4,009	—	4,009
Total net revenues	2,711	611	3,322

Expenses
Compensation and benefits	3,029	—	3,029
Professional services	140	588	728
Insurance expense	97	674	771
Other general and administrative expenses	530	4,284	4,814
Depreciation and amortization	1,629	—	1,629
Occupancy	569	—	569
Management and incentive fee expense to related party	—	295	295
Cost savings initiatives	28	—	28
Impairment of intangible assets	126	—	126
Total expenses	6,148	5,841	11,989

Other Income (Expense) and Gain (Loss)
Net gain (loss) on investments, loans, derivatives and liabilities	—	29,030	29,030
Net gain on the deconsolidation of Market Square CLO	—	29,551	29,551
Other, net	46	106	152
Net other income (expense) and gain (loss)	46	58,687	58,733
Income (loss) before income tax expense	(3,391)	53,457	50,066
Income tax expense	10	150	160

Net income (loss)	(3,401)	53,307	49,906
Net loss attributable to noncontrolling interest	—	2,960	2,960
Net income (loss) attributable to Deerfield Capital Corp.	$(3,401)	$56,267	$52,866

Reconciliation of net income (loss) and core earnings:
Net income (loss)	$(3,401)	$53,307	$49,906
Adjusting items:
Provision for loan losses	—	9,119	9,119
Depreciation and amortization	1,629	—	1,629
Impairment of intangible assets	126	—	126
Net other income (expense) and gain (loss)	(46)	(58,687)	(58,733)
Income tax expense	10	150	160
Noncontrolling interest core earnings	—	3,297	3,297
Cost saving initiatives	28	—	28
Core Earnings	$(1,654)	$7,186	$5,532

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

SEGMENT CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Six months ended June 30, 2010
				Consolidated
	Investment	Principal		Investment		GAAP
	Management	Investing	DFR	Products		Consolidated
	Segment (1)	Segment (1)	Operations	Segment	Elimination	DFR
	(In thousands)
Revenues
Interest income	$214	$16,086	$16,300	$52,709	$(324)	$68,685
Interest expense	2,238	3,380	5,618	10,672	(324)	15,966
Net interest income	(2,024)	12,706	10,682	42,037	—	52,719
Provision for loan losses	—	4,477	4,477	—	—	4,477
Net interest income (expense) after provision for loan losses	(2,024)	8,229	6,205	42,037	—	48,242
Investment advisory fees	13,547	—	13,547	—	(6,869)	6,678
Total net revenues	11,523	8,229	19,752	42,037	(6,869)	54,920

Expenses
Compensation and benefits	5,918	—	5,918	—	—	5,918
Professional services	308	2,033	2,341	579	—	2,920
Insurance expense	184	1,209	1,393	51	—	1,444
Other general and administrative expenses	902	2,138	3,040	564	—	3,604
Depreciation and amortization	8,763	—	8,763	—	—	8,763
Occupancy	876	—	876	—	—	876
Investment advisory fees	—	—	—	6,869	(6,869)	—
Cost savings initiatives	—	—	—	—	—	—
Impairment of intangible assets	168	—	168	—	—	168
Total expenses	17,119	5,380	22,499	8,063	(6,869)	23,693

Other Income (Expense) and Gain (Loss)
Net gain (loss) on investments, loans, derivatives and liabilities	218	8,342	8,560	(49,221)	—	(40,661)
Strategic transactions expenses	(855)	(3,167)	(4,022)	—	—	(4,022)
Net gain on the discharge of Series A & B Notes	17,418	—	17,418	—	—	17,418
Other, net	(7)	(957)	(964)	1,090	—	126
Net other income (expense) and gain (loss)	16,774	4,218	20,992	(48,131)	—	(27,139)
Income (loss) before income tax expense	11,178	7,067	18,245	(14,157)	—	4,088
Income tax expense	2	—	2	—	—	2

Net income (loss)	11,176	7,067	18,243	(14,157)	—	4,086
Net (income) loss attributable to noncontrolling interest and Consolidated Investment Products	—	(523)	(523)	14,157	—	13,634
Net income attributable to Deerfield Capital Corp.	$11,176	$6,544	$17,720	$—	$—	$17,720

Reconciliation of net income (loss) and core earnings:
Net income (loss)	$11,176	$7,067	$18,243	$(14,157)	$—	$4,086
Adjusting items:
Provision for loan losses	—	4,477	4,477	—	—	4,477
Depreciation and amortization	8,763	—	8,763	—	—	8,763
Impairment of intangible assets	168	—	168	—	—	168
Net other income (expense) and gain (loss) (2)	(16,774)	(4,218)	(20,992)	48,131	—	27,139
Income tax expense	2	—	2	—	—	2
Noncontrolling interest and Consolidated Investment Products core earnings	—	(330)	(330)	(33,974)	—	(34,304)
Warrant expense	—	529	529	—	—	529
Core Earnings	$3,335	$7,525	$10,860	$—	$—	$10,860

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

SEGMENT CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Six months ended June 30, 2009
	Investment	Principal
	Management	Investing	DFR
	Segment (1)	Segment (1)	Operations
	(In thousands)
Revenues
Interest income	$62	$27,818	$27,880
Interest expense	2,658	10,007	12,665
Net interest income	(2,596)	17,811	15,215
Provision for loan losses	—	11,226	11,226
Net interest income (expense) after provision for loan losses	(2,596)	6,585	3,989
Investment advisory fees	8,746	—	8,746
Total net revenues	6,150	6,585	12,735

Expenses
Compensation and benefits	6,383	—	6,383
Professional services	236	1,282	1,518
Insurance expense	194	1,341	1,535
Other general and administrative expenses	1,053	4,707	5,760
Depreciation and amortization	3,264	—	3,264
Occupancy	1,208	—	1,208
Management and incentive fee expense to related party	—	295	295
Cost savings initiatives	225	—	225
Impairment of intangible assets	126	—	126
Total expenses	12,689	7,625	20,314

Other Income (Expense) and Gain (Loss)
Net gain (loss) on investments, loans, derivatives and liabilities	(160)	39,708	39,548
Net gain on the deconsolidation of Market Square CLO	—	29,551	29,551
Other, net	(61)	164	103
Net other income (expense) and gain (loss)	(221)	69,423	69,202
Income (loss) before income tax expense	(6,760)	68,383	61,623
Income tax expense	28	150	178

Net income (loss)	(6,788)	68,233	61,445
Net loss attributable to noncontrolling interest	—	2,960	2,960
Net income (loss) attributable to Deerfield Capital Corp.	$(6,788)	$71,193	$64,405

Reconciliation of net income (loss) and core earnings:
Net income (loss)	$(6,788)	$68,233	$61,445
Adjusting items:
Provision for loan losses	—	11,226	11,226
Depreciation and amortization	3,264	—	3,264
Impairment of intangible assets	126	—	126
Net other income (expense) and gain (loss)	221	(69,423)	(69,202)
Income tax expense	28	150	178
Noncontrolling interest core earnings	—	3,297	3,297
Cost saving initiatives	225	—	225
Core Earnings	$(2,924)	$13,483	$10,559

(1)                                  For the three and six months ended June 30, 2010, segment revenues and expenses excludes $0.6 million and $1.3 million, respectively, of intercompany investment advisory fees revenues for our Investment Management segment and corresponding intercompany management and incentive fee expense for our Principal Investing segment related to the management agreement between the two segments. For the three and six months ended June 30, 2009, segment revenues and expenses excludes $1.4 million and $2.9 million, respectively, of intercompany investment advisory fees revenues for our Investment

Management segment and corresponding intercompany management and incentive fee expense for our Principal Investing segment related to the management agreement between the two segments.

(2)                                  The core earnings adjustment for net other income (expense) and gain (loss) includes $0.4 million in strategic transaction expenses related to the three months ended March 31, 2010, which should have been included as an adjustment to core earnings in that period. Additionally, core earnings for the six months ended June 30, 2010 exclude $0.4 million of loss on investments at fair value that should have been an adjustment to core earnings in that period.

During the three and six months ended June 30, 2010, we recorded net income attributable to DFR of $17.9 million and $17.7 million, respectively, as compared to net income attributable to DFR of $52.9 million and $64.4 million for the same periods in 2009, respectively. During the three and six months ended June 30, 2010, core earnings, calculated in the table above, was $6.4 million and $10.9 million, respectively, as compared to core earnings of $5.5 million and $10.6 million for the same periods in 2009, respectively.

During the three months ended June 30, 2010, DFR Operations experienced an increase in net revenues of $9.9 million as compared to the same period in 2009.  This increase was primarily the result of a $3.0 million increase in investment advisory fees and an $8.8 million reduction in provision for loan losses, partially offset by a $2.0 million decrease in net interest income. During the six months ended June 30, 2010, DFR Operations experienced an increase in net revenues of $7.0 million as compared to the same period in 2009.  This increase was primarily the result of a $4.8 million increase in investment advisory fees and a $6.7 million reduction in provision for loan losses, partially offset by a $4.5 million decrease in net interest income.

The increases in DFR Operations investment advisory fee income for the three and six months ended June 30, 2010 are primarily the result of  increases in CLO investment advisory fees as certain of our CLOs have resumed current payment of subordinated management fees and have begun to pay deferred subordinated management fees during the periods.  The decreases in net interest income were primarily driven by decreases in net interest income on our RMBS portfolio and the deconsolidation of Market Square CLO as of June 30, 2009.

During the three months ended June 30, 2010, DFR Operations total expenses decreased by $1.5 million as compared to the same period in 2009.  This decrease is primarily the result of a $3.4 million decrease in other general and administrative expenses, partially offset by increases in depreciation and amortization of $1.4 million and professional services of $1.2 million.  The decrease in other general and administrative expenses is primarily the result of $3.3 million in one-time DPLC structuring and organizational expenses incurred during the three months ended June 30, 2009.  The increase in depreciation and amortization is the result of accelerated depreciation and amortization in connection with abandoning the equipment and leasehold improvements associated with our old lease. The increase in professional services is primarily a result of increased legal fees related to our ongoing SEC investigation.

During the six months ended June 30, 2010, DFR Operations total expenses increased by $2.2 million as compared to the same period in 2009.  This increase is primarily the result of a $5.5 million increase in depreciation and amortization, partially offset by a decline in other general and administrative expenses of $2.7 million.  The increase in depreciation and amortization is the result of accelerated depreciation and amortization in connection with abandoning the equipment and leasehold improvements associated with our old lease. The decrease in other general and administrative expenses is primarily the result of $3.3 million in one-time DPLC structuring and organizational expenses incurred during the six months ended June 30, 2009, partially offset by $0.5 million increase in expense related to the DPLC Restructuring Warrants.

During the three and six months ended June 30, 2010, DFR Operations net other income (expense) and gain (loss) declined by $43.7 million and $48.2 million, respectively.  These declines were primarily driven by effects of the deconsolidation of Market Square CLO on June 30, 2009.  During the three and six months ended June 30, 2009, we recorded a net gain on the deconsolidation of Market Square CLO of $29.6 million and net gains on our loan portfolio (primarily attributable to net gains on loans held in Market Square CLO ) of $24.9 million and $30.7 million, respectively.  These declines were partially offset by a $17.4 million gain on the Senior Notes Discharge during the three and six months ended June 30, 2010.

During the three and six months ended June 30, 2010, DFR Operations incurred strategic transactions expenses of $2.6 million and $4.0 million, respectively.  Strategic transactions expenses were primarily comprised of legal fees, investment banking fees and compensation.

Since January 1, 2008, we have not paid significant corporate income taxes as a result of net operating losses and net capital losses incurred primarily in 2008. As a result of the CNCIM Acquisition, our ability to use these net operating losses and net capital losses to offset our taxable income will be significantly reduced. Accordingly, if we have taxable income in future periods, we anticipate that we will incur corporate income tax liabilities.

Results of Operations by Segment

Investment Management Segment

Revenues

Our Investment Management segment revenues primarily consist of investment advisory fee income earned from the management of investment accounts for various types of clients.

Net Interest Income

Interest income for the three and six months ended June 30, 2010 is primarily comprised of interest income on preferred shares of CDOs which is eliminated upon consolidation. Interest income for the three and six months ended June 30, 2009 is primarily comprised of interest earned on our cash balances. Interest expense is primarily comprised of $1.0 million and $1.3 million of interest expense on our Senior Notes for the three months ended June 30, 2010 and 2009, respectively, and $2.2 million and $2.7 million of interest expense on our Senior for the six months ended June 30, 2010 and 2009, respectively. The reduction in interest expense during the three and six months ended June 30, 2010, as compared to the same period in 2010, is primarily the result of a decreased interest rate environment and the Senior Notes Discharge on June 9, 2010.

Investment Advisory Fees

For the three months ended June 30, 2010 and 2009, investment advisory fees were $7.0 million and $4.0 million, respectively, on a segment basis, and $3.8 million and $4.0 million, respectively, on a consolidated basis due to the $3.2 million of fees earned by our Investment Management segment from our Consolidated Investment Products segment for the three months ended June 30, 2010, which were eliminated upon consolidation. For the six months ended June 30, 2010 and 2009, investment advisory fees were $13.5 million and $8.7 million, respectively, on a segment basis, and $6.7 million and $8.7 million, respectively, on a consolidated basis due to the $6.8 million of fees earned by our Investment Management segment from our Consolidated Investment Products segment for the six months ended June 30, 2010, which were eliminated upon consolidation. Our investment advisory fee revenue during the periods presented was generated by our CDOs and our separately managed accounts. The following discussions further analyze and explain changes in our investment advisory fees by type and product.

CDO Investment Advisory Fees

The following table summarizes the investment advisory fee revenues from our CDOs:

	Three months ended June 30,				Variance	Six months ended June 30,				Variance
	2010		2009		2010 vs. 2009	2010		2009		2010 vs. 2009
	(In thousands)
Senior Management Fees:
CLOs	$1,842		$1,487		$355	$3,496		$3,053		$443
ABS	642		760		(118)	1,413		1,812		(399)
Corporate Bonds	348		645		(297)	738		965		(227)
Total Senior Mangement Fees	2,832		2,892		(60)	5,647		5,830		(183)

Subordinated Management Fees:
CLOs	2,076		77		1,999	3,472		1,504		1,968
ABS	—		152		(152)	27		152		(125)
Corporate Bonds	255		296		(41)	255		272		(17)
Total Subordinate Mangement Fees	2,331		525		1,806	3,754		1,928		1,826

Performance Fees (1):
CLOs	1,687	(2)	172	(2)	1,515	3,755	(2)	172	(2)	3,583
ABS	—		—		—	—		—		—
Corporate Bonds	—		73	(3)	(73)	—		225	(3)	(225)
Total Performance Fees	1,687		245		1,442	3,755		397		3,358

Total CDO Advisory Fees:
CLOs	5,605		1,736		3,869	10,723		4,729		5,994
ABS	642		912		(270)	1,440		1,964		(524)
Corporate Bonds	603		1,014		(411)	994		1,462		(468)
Total CDO Advisory Fees	$6,850		$3,662		$3,188	$13,157		$8,155		$5,002

(1)                                  Performance fees are generally earned after certain investors’ returns exceed a specified internal rate of return. For purposes of this and the following table, and in accordance with our accounting policies, we also classify any previously deferred senior or subordinated management fees that are subsequently paid as performance fees.

(2)                                  Performance fees on CLOs for the three and six months ended June 30, 2010 and 2009 represent previously deferred subordinated management fees.

(3)                                  Performance fees on corporate bond CDOs for the three months ended June 30, 2009 primarily represent previously deferred subordinated management fees.  In addition, performance fees for the six months ended June 30, 2009 include $0.2 million in fees related to a previously liquidated corporate bond CDO as a result of a settlement received in connection with certain litigation relating to one of the assets previously held in the CDO.

Our fees differ from account to account, but in general, our fees from CDOs consist of a senior management fee (payable before the interest payable on the debt securities issued by the CDO) that ranges from 5 basis points to 20 basis points annually of the principal balance of the underlying collateral of the CDO, a subordinate management fee (payable after the interest payable on the debt securities issued by the CDO and certain other expenses) that ranges from 5 basis points to 45 basis points annually of the principal balance of the underlying collateral of the CDO, and, in certain CDOs, performance fees that are paid after certain investors’ returns exceed an internal rate of return (the “IRR hurdle”). The performance fees are based on residual cash flows above the IRR Hurdle and vary by transaction.

Under the investment management agreements between DCM or CNCIM and the CDOs we manage, the payment of management fees is generally subject to a “waterfall” structure. Pursuant to these “waterfalls,” all or a portion of our subordinated management fees may be deferred if the CDOs do not generate sufficient cash flows to pay the required interest on the notes that the CDOs have issued to investors and certain expenses they have incurred. This could occur if, for example, the issuers of the collateral underlying the CDOs default on or defer payments of principal or interest relating to such collateral or the ratings assigned to such collateral are downgraded below a specified threshold. In addition, all or a portion of our subordinated management fees may be deferred if, among other things, overcollateralization tests and other structural provisions built into the CDOs divert cash flows to the prepayment of the debt securities issued by the CDOs.

The following table summarizes the average AUM and effective and contractual fee rates of our CDOs for the periods presented:

	Three months ended June 30, 2010
				Weighted Average
		Effective Rate (1)		Contractual Rate (2)
		Senior	Subordinated	Senior	Subordinated
	Average AUM (3)	Management Fee	Management Fee (4)	Management Fee	Management Fee
	(In thousands)
CLOs (5)	$4,032,402	0.18%	0.37%	0.18%	0.32%

ABS:
High-grade ABS	2,816,048	0.05%	0.00%	0.05%	0.06%
Other ABS	928,530	0.12%	0.00%	0.15%	0.23%
Total ABS	3,744,578	0.07%	0.00%	0.07%	0.10%

Corporate bonds (6)	668,220	0.21%	0.15%	0.22%	0.23%
Total CDOs	$8,445,200	0.13%	0.19%	0.14%	0.22%

	Three months ended June 30, 2009
				Weighted Average
		Effective Rate (1)		Contractual Rate (2)
		Senior	Subordinated	Senior	Subordinated
	Average AUM (3)	Management Fee	Management Fee (4)	Management Fee	Management Fee
	(In thousands)
CLOs (5)	$3,546,845	0.17%	0.01%	0.18%	0.33%

ABS:
High-grade ABS	3,262,753	0.05%	0.00%	0.05%	0.06%
Other ABS	1,449,331	0.10%	0.04%	0.15%	0.22%
Total ABS	4,712,084	0.06%	0.01%	0.08%	0.11%

Corporate bonds (6)	890,437	0.29%	0.13%	0.18%	0.23%
Total CDOs	$9,149,366	0.13%	0.02%	0.13%	0.20%

	Six months ended June 30, 2010
				Weighted Average
		Effective Rate (1)		Contractual Rate (2)
		Senior	Subordinated	Senior	Subordinated
	Average AUM (3)	Management Fee	Management Fee (4)	Management Fee	Management Fee
	(In thousands)
CLOs (5)	$3,895,354	0.18%	0.37%	0.18%	0.33%

ABS:
High-grade ABS	2,873,403	0.05%	0.00%	0.05%	0.06%
Other ABS	990,915	0.14%	0.01%	0.15%	0.23%
Total ABS	3,864,318	0.07%	0.00%	0.08%	0.10%

Corporate bonds (6)	697,041	0.21%	0.07%	0.21%	0.23%
Total CDOs	$8,456,713	0.13%	0.18%	0.14%	0.22%

	Six months ended June 30, 2009
				Weighted Average
		Effective Rate (1)		Contractual Rate (2)
		Senior	Subordinated	Senior	Subordinated
	Average AUM (3)	Management Fee	Management Fee (4)	Management Fee	Management Fee
	(In thousands)
CLOs (5)	$3,586,176	0.17%	0.08%	0.18%	0.33%

ABS:
High-grade ABS	3,315,114	0.05%	0.00%	0.05%	0.06%
Other ABS	1,558,582	0.13%	0.02%	0.15%	0.22%
Total ABS	4,873,696	0.07%	0.01%	0.08%	0.11%

Corporate bonds (6)	858,146	0.22%	0.06%	0.18%	0.23%
Total CDOs	$9,318,018	0.13%	0.04%	0.13%	0.20%

(1)                                  The effective rate for the three months ended June 30, 2010 and 2009 is calculated by taking the management fees earned during the period multiplied by four (to annualize) and divided by the average AUM. The effective rate for the six months ended June 30, 2010 and 2009 is calculated by taking management fees earned during the period multiplied by two (to annualize) and divided by the average AUM. The senior and subordinated management fee effective rates may differ from the contractual fee rates for various reasons, including the following: (a) we may have entered into agreements with specific investors pursuant to which a portion of our management fees are paid to those investors and (b) our senior or subordinated management fees may be deferred as a result of certain structural provisions built into the documents governing the CDO. In certain circumstances, we may at a later date, subject to certain performance triggers, be entitled to repayment of the fees paid to investors described in (a) above. In addition, we may at a later date, subject to the satisfaction of certain structural provisions, be entitled to payment of the deferred fees described in (b) above.

(2)                                  The weighted average contractual senior and subordinated management fee rates are obtained by multiplying the contractual fee rates for each CDO by that CDO’s average AUM and dividing that number by the total average AUM for the relevant asset class.

(3)                                  Average AUM is calculated as the average of the AUM on the first day of April, May, June and July for the three months ended June 30, 2010 and 2009 and the average of the first day of January, February, March, April, May, June and July for the six months ended June 30, 2010 and 2009.  CDO AUM numbers generally reflect the aggregate principal or notional balance of the collateral and, in some cases, the cash balance held by the CDO and are as of the date of the last trustee report received for each CDO prior to the AUM date, as appropriate. The AUM for our Euro-denominated CDOs has been converted to U.S. dollars using the spot rate of exchange as of the respective AUM date.

(4)                                  The subordinated management fee effective rates include previously deferred subordinated management fees received during the year and categorized as performance fees.

(5)                                  DFR MM CLO has been excluded from all categories in this table as DCM manages this CLO, but is not contractually entitled to receive any management fees for DFR MM CLO so long as all of the equity is held by DC LLC or an affiliate thereof. In addition, Market Square CLO has been excluded from all categories for the three and six months ended June 30, 2009, as DCM managed this CLO but was not contractually entitled to receive any management fees therefrom prior to the sale of all of our preference shares of Market Square CLO on June 30, 2009.

(6)                                  The effective and contractual rates for Robeco CDO II Limited are calculated based on the fees that we are entitled to receive pursuant to the asset purchase agreement between DCM and Robeco Investment Management, Inc. and are not the total fees paid by the CDO or the contractual fee rates set forth in the management agreement.

The following table summarizes select details of the structure of each of our CDOs:

	Closing Date	July 1, 2010 AUM (1)	First Optional Call Date (2)	Auction Call Date (3)	Termination of Reinvestment Period (4)	Maturity Year
	Month/Year	(In thousands)	Month/Year
CLOs:
Rosemont CLO, Ltd.	01/02	$116,309	10/05	n/a	01/07	2013
Forest Creek CLO Ltd.	05/03	216,790	07/07	n/a	07/08	2015
Long Grove CLO Ltd.	06/04	320,246	08/08	n/a	05/10	2016
Market Square CLO Ltd.	05/05	252,873	07/07	n/a	04/11	2017
Cumberland II CLO Ltd.	09/05	374,847	02/10	n/a	11/11	2019
Marquette Park CLO Ltd.	12/05	284,923	04/10	n/a	01/12	2020
Bridgeport CLO Ltd.	06/06	487,191	10/09	n/a	07/13	2020
Columbus Nova 2006-I	08/06	377,234	10/09	n/a	10/12	2018
Burr Ridge CLO Plus Ltd.	12/06	282,579	06/12	n/a	03/13	2023
Columbus Nova 2006-II	12/06	481,387	10/10	n/a	02/10	2018
Columbus Nova 2007-I	03/07	464,769	05/10	n/a	05/13	2019
Schiller Park CLO Ltd.	05/07	403,517	07/11	n/a	04/13	2021
Bridgeport CLO II Ltd.	06/07	493,164	12/10	n/a	09/14	2021
DFR Middle Market CLO Ltd. (5)	07/07	275,624	07/10	n/a	07/10	2019
Gillespie CLO PLC (6)	08/07	324,098	02/13	n/a	08/13	2023
Columbus Nova 2007-II	11/07	426,534	10/10	n/a	10/14	2021
Total CLOs		5,582,085

ABS CDOs:
Mid Ocean CBO 2000-1 Ltd.	01/01	104,717	04/06	n/a	01/06	2036
Mid Ocean CBO 2001-1 Ltd.	10/01	121,930	02/06	n/a	01/06	2036
Northlake CDO I, Limited	02/03	98,595	03/06	03/13	03/07	2033, 2038(7)
Knollwood CDO Ltd.	03/04	108,428	04/07	04/12	04/08	2039
River North CDO Ltd.	01/05	190,032	02/09	02/13	02/09	2040
Buckingham CDO Ltd.	07/05	759,596	08/10	08/13	08/10	2040
Pinetree CDO Ltd.	11/05	167,426	01/10	01/14	01/10	2045
Buckingham CDO II Ltd.	12/05	1,068,422	03/11	03/14	03/11	2041
Knollwood CDO II Ltd.	07/06	31,465	07/09	07/13	n/a	2046
Buckingham CDO III Ltd.	08/06	950,785	09/11	09/14	09/11	2051
Aramis CDO	03/07	4,030	03/12	n/a	n/a	2047
Total ABS CDOs		3,605,426

Corporate Bond CDOs:
Valeo Investment Grade CDO Ltd.	01/01	252,723	01/05	n/a	01/06	2013
Valeo Investment Grade CDO II Ltd.	05/01	191,344	06/05	n/a	06/06	2013
Robeco CDO II Limited	08/01	89,326	08/05	n/a	02/06	2013
Mayfair Euro CDO I B.V. (6)	06/01	69,437	05/06	n/a	05/06	2013
Total Corporate Bond CDOs		602,830

Total CDO AUM		$9,790,341

(1)                                  CDO AUM numbers generally reflect the aggregate principal or notional balance of the collateral and, in some cases, the cash balance held by the CDOs and are as of the date of the last trustee report received for each CDO prior to July 1, 2010.

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

(5)                                  We are not contractually entitled to receive any management fees from this CLO so long as all of the equity is held by DC LLC or an affiliate thereof.

(6)                                  The AUM for our Euro-denominated CDOs has been converted into U.S. dollars using the spot rate of exchange on June 30, 2010.

(7)                                  Maturity date varies by tranche of notes.

The CDOs that we manage generally contain certain structural provisions, including but not limited to overcollateralization requirements, that are meant to protect investors from deterioration in the credit quality and value of the underlying collateral pool. During 2009, we experienced increased defaults and downgrades of the collateral underlying our CDOs, which put downward pressure on overcollateralization ratios and increased the likelihood that the CDOs we manage will experience events of default or trigger other structural provisions. Noncompliance with overcollateralization tests and other structural provisions may cause cash flows from the CDOs to be diverted to prepay the debt securities issued by the CDOs, which may decrease the asset base on which our future management fees are calculated and typically results in the deferral of the payment of our subordinated management fees. In addition, in certain cases, noncompliance with these overcollateralization tests or other structural provisions can lead to events of default under the indentures governing the CDOs and, ultimately, acceleration of the notes issued by the CDO and the liquidation of the underlying collateral. Certain of our CDOs contain provisions prohibiting the liquidation of the CDO following an event of default unless either the proceeds from the liquidation will be sufficient to pay off all of the notes issued by the CDO along with certain specified expenses or a majority or supermajority of certain specified classes of notes vote to liquidate the CDO. We believe that CDOs that contain these provisions are less likely to liquidate upon the occurrence of an event of default. In addition, certain CDOs we manage contain provisions where noncompliance with overcollateralization tests causes us to become subject to removal as investment manager at the discretion of certain classes of investors.

CLO investment advisory fee revenue increased by $3.9 million and $6.0 million, respectively, for the three and six months ended June 30, 2010, as compared to the three and six months ended June 30, 2009.  The increase in CLO investment advisory fee revenue for the three and six months ended June 30, 2010, compared to the same periods in 2009, is primarily based on increases in subordinated management fees of $2.0 million and $2.0 million, respectively, as certain of our CLOs have resumed current payment of subordinated management fees, and receipt of $1.5 million and $3.6 million, respectively, of deferred subordinated management fees. In addition, the CNCIM CDOs contributed $0.2 million to senior management fees during the three and six months ended June 30, 2010.

We expect a portion of our CLO subordinated management fees to continue to be deferred in the near term. As a result of improvement in market conditions and effective portfolio management, most of our CLOs have returned to compliance with their overcollateralization tests, and we have begun to recoup some of our deferred subordinated management fees from those CLOs and expect those CLOs to pay future subordinated management fees on a current basis. With continued improvement in market conditions and ongoing effective portfolio management, we expect most of our other CLOs to return to compliance with their overcollateralization tests, and, subject to the satisfaction of certain other conditions, we would expect to recoup substantially all of our deferred subordinated management fees from those CLOs and to receive future subordinated management fees on a current basis. As of June 30, 2010, our CLOs have unrecognized deferred subordinated management fees totaling approximately $5.8 million.

ABS CDO revenue decreased by $0.3 million and $0.5 million, respectively, for the three and six months ended June 30, 2010 as compared to the same periods in 2009. This decrease is primarily based on declines in senior management fees of $0.1 million and $0.4 million, for the three and six months ended June 30, 2010, respectively, resulting from declines in AUM on our ABS CDOs. We expect our ABS CDO AUM and management fees to continue to decline as a result of both the diversion of cash flows to repay the debt securities issued by those CDOs based on continued noncompliance with overcollateralization tests and other structural provisions and additional defaults and ratings downgrades with respect to the underlying collateral in those CDOs.

Corporate Bonds CDO revenue declined by $0.4 million and $0.5 million, respectively, for the three and six months ended June 30, 2010, as compared to the same periods in 2009, primarily based on declines in senior management fees of $0.3 million and $0.2 million, respectively. The decline in senior fees is primarily due to a decline in AUM on our Corporate Bond CDOs as a result of paydowns or maturities of the underlying collateral in these CDOs.

We are continuing to focus on our previously announced strategy of acquiring existing CDO management contracts. On June 9, 2010, we acquired CNCIM, an investment manager with four CLOs under management. In addition, we previously acquired the management contracts for Robeco CDO II Limited and Mayfair Euro CDO I B.V.

Other Investment Advisory Fees

The following table summarizes the investment advisory fee revenues for our investment management contracts related to our separately managed accounts and other investment vehicles:

	Average AUM (1)	Management Fees
	(In thousands)
Three months ended June 30, 2010:
Separately managed accounts	$320,262	$195
Other investment vehicle (2)	$9,347	$—

Three months ended June 30, 2009:
Separately managed accounts	$322,367	$223
Other investment vehicle	$13,217	$124

Six months ended June 30, 2010:
Separately managed accounts	$320,178	$390
Other investment vehicle (2)	$15,993	$—

Six months ended June 30, 2009:
Separately managed accounts	$308,521	$467
Other investment vehicle	$7,552	$124

(1)                                  Average AUM for the three months ended June 30, 2010 and 2009 is calculated as the average of the AUM on the first day of April, May and June 2010 and 2009, respectively.  Average AUM for the six months ended June 30, 2010 and 2009 is calculated as the average of the AUM on the first day of January, February, March, April, May and June 2010 and 2009, respectively.

(2)                                  Represents AUM for DPLC.  As of January 1, 2010, Deerfield and Pegasus Deerfield agreed to temporarily suspend payment of management fees related to DPLC.

The reduction in other investment advisory fees during the three and six months ended June 30, 2010, as compared to the three and six months ended June 30, 2009, was primarily the result of agreements with DPLC and one of our separately managed accounts pursuant to which DCM is not currently charging investment advisory fees for management of those vehicles.

Intercompany investment advisory fees

As a result of the consolidation of the CIP CDOs in our Consolidated Investment Products segment effective January 1, 2010, we earned intercompany investment advisory fees of $3.3 million and $6.9 million for the three and six months ended June 30, 2010, respectively, which were eliminated upon consolidation.

Expenses

The following table summarizes our Investment Management segment expenses for the periods presented:

	Three months ended June 30,		Variance	Six months ended June 30,		Variance
	2010	2009	2010 vs. 2009	2010	2009	2010 vs. 2009
	(In thousands)
Salaries	$1,992	$1,868	$124	$4,038	$4,054	$(16)
Incentive compensation	866	996	(130)	1,572	1,985	(413)
Employee benefits	219	165	54	308	344	(36)
Total compensation and benefits	3,077	3,029	48	5,918	6,383	(465)

Audit and audit-related fees	164	86	78	244	153	91
Other professional fees	26	54	(28)	64	83	(19)
Total professional services	190	140	50	308	236	72

Insurance expense	93	97	(4)	184	194	(10)

Software and data feeds	220	308	(88)	453	614	(161)
Other general and administrative fees	268	222	46	449	439	10
Total general and administrative expense	488	530	(42)	902	1,053	(151)

Equipment and improvements depreciation and amortization	1,576	317	1,259	6,032	639	5,393
Intangible asset amortization	1,449	1,312	137	2,731	2,625	106
Total depreciation and amortization	3,025	1,629	1,396	8,763	3,264	5,499

Occupancy	386	569	(183)	876	1,208	(332)

Cost savings initiative	—	28	(28)	—	225	(225)

Impairment of intangible assets	—	126	(126)	168	126	42

Total Investment Management segment expenses	$7,259	$6,148	$1,111	$17,119	$12,689	$4,430

The increase in expenses of $1.1 million for the three months ended June 30, 2010, as compared to the same period in 2009, was primarily attributable to a $1.4 million increase in depreciation and amortization, partially offset by a $0.2 million decrease in occupancy costs.

The increase in expenses of $4.4 million for the six months ended June 30, 2010, as compared to the same period in 2009, was primarily attributable to a $5.5 million increase in depreciation and amortization, partially offset by a $0.5 million decrease in compensation and benefits and a $0.3 million decrease in occupancy costs.

On November 27, 2009, we entered into an amendment to our original lease agreement dated July 11, 2005 (as amended, the “Lease”). Pursuant to the amendment, we vacated our original premises on April 30, 2010 and relocated to a new space in the same building. The new term of the Lease will expire on February 28, 2021. As a result of our relocation, our annual rent expense under the Lease will be reduced by approximately $1.3 million. During the three and six months ended June 30, 2010, occupancy costs were reduced by $0.2 million and $0.3 million, respectively, as compared to the same periods in 2009, primarily as a result of the amendment.

In connection with the amendment, we recognized a non-cash acceleration of depreciation and amortization expense related to certain leasehold improvements and equipment on the original premises as a result of a shorter estimated life for the use of those assets. The total impact of the acceleration of the depreciation and amortization expense is approximately $6.9 million, which we expensed ratably from the date the amendment was signed (November 27, 2009) to the date on which we vacated the original premises (April 30, 2010). The impact of the accelerated depreciation for the three and six months ended June 30, 2010 was $1.4 million and $5.5 million, respectively.

The $0.5 million decrease in compensation and benefits for the six months ended June 30, 2010, as compared to the same period in 2009, was primarily the result of reduced incentive compensation.

During the six months ended June 30, 2010, we recorded $0.2 million of impairment charges on the intangible assets associated with the management contract for Oceanview CBO I, Ltd., as DCM is no longer the manager of this CDO.

Other Income (Expense) and Gain (Loss)

During the three and six months ended June 30, 2010, other income (expense) and gain (loss) for our Investment Management segment included a $17.4 million gain related to the Senior Notes Discharge.

Other income (expense) and gain (loss) also includes the realized and unrealized gains related to our investments in equity interests in CDOs that are managed by DCM, which may take the form of either preference shares or subordinated notes but are generally referred to herein as “preference shares,” and beneficial interests in CDOs. During the three and six months ended June 30, 2010, we recognized net unrealized losses of $1.0 million and net unrealized gains of $0.2 million, respectively, related to these investments. The majority of these investments are eliminated upon consolidation, and as a result, during the three and six months ended June 30, 2010, we recognized net unrealized losses of $0.2 million in net gain (loss) on investments, loans, derivatives and liabilities in the condensed consolidated statements of operations related to these investments.

Income Tax Expense

For the three months and six months ended June 30, 2010, our Investment Management segment recorded de minimis income tax expense related to Deerfield Capital Management (Europe) Limited.

Principal Investing Segment

Revenues

Our Principal Investing segment revenues represent the difference between the interest income we earn on our investment portfolio and the cost of our borrowings, net of hedges, if any. We also recognize the impact of our provision for loan losses on our Principal Investing segment revenues.

The following table summarizes our Principal Investing segment interest income:

	Three months ended June 30,		Variance	% of total interest income
	2010	2009	2010 vs. 2009	Year ended December 31,
	(In thousands)			2010	2009

RMBS	$2,670	$4,220	$(1,550)	30.3%	30.0%
Corporate Loans:
Loans held in DFR MM CLO	5,749	6,226	(477)	65.2%	44.2%
Loans held in the Wachovia Facility	—	561	(561)	0.0%	4.0%
Other corporate leveraged loans	71	19	52	0.8%	0.1%
Corporate bonds held in DFR MM CLO	80	—	80	0.9%	0.0%
Assets held in Market Square CLO	—	3,003	(3,003)	0.0%	21.3%
Assets held in DPLC	112	35	77	1.3%	0.3%
Commercial real estate loans and securities	35	—	35	0.4%	0.0%
Other investments	100	18	82	1.1%	0.1%
Total interest income	$8,817	$14,082	$(5,265)	100.0%	100.0%

	Six months ended June 30,		Variance	% of total interest income
	2010	2009	2010 vs. 2009	Year ended December 31,
	(In thousands)			2010	2009

RMBS	$4,027	$8,720	$(4,693)	25.1%	31.4%
Corporate Loans:
Loans held in DFR MM CLO	11,281	12,046	(765)	70.1%	43.3%
Loans held in the Wachovia Facility	—	1,196	(1,196)	0.0%	4.3%
Other corporate leveraged loans	78	(17)	95	0.5%	-0.1%
Corporate bonds held in DFR MM CLO	80	—	80	0.5%	0.0%
Assets held in Market Square CLO	—	6,073	(6,073)	0.0%	21.8%
Assets held in DPLC	353	35	318	2.2%	0.1%
Commercial real estate loans and securities	69	(88)	157	0.4%	-0.3%
Other investments	198	(147)	345	1.2%	-0.5%
Total interest income	$16,086	$27,818	$(11,732)	100.0%	100.0%

Interest income decreased by $5.3 million for the three months ended June 30, 2010, as compared to the three months ended June 30, 2009. This decrease was primarily comprised of a $3.0 million reduction in interest on assets held in Market Square CLO, a $1.6 million reduction in interest income earned on our RMBS portfolio and a $1.0 million reduction of interest earned on Corporate Loans. Interest income decreased by $11.7 million for the six months ended June 30, 2010, as compared to the six months ended June 30, 2009. This decrease was primarily comprised of a $6.1 million reduction in interest on assets held in Market Square CLO, a $4.7 million reduction in interest income earned on our RMBS portfolio and a $1.9 million decrease in interest earned on Corporate Loans.

The $3.0 million and $6.1 million decrease interest income earned on assets held in Market Square CLO for the three and six months ended June 30, 2010, as compared to the three and six months ended June 30, 2009, respectively, was directly attributable to the deconsolidation of Market Square CLO as of June 30, 2009.

The $1.6 million and $4.7 million decrease in interest earned on our RMBS portfolio during the three and six months ended June 30, 2010, as compared to the three and six months ended June 30, 2009, respectively, is primarily the result of increased premium amortization and the acceleration of premium amortization of $0.9 million and $3.3 million during the three and six months ended June 30, 2010, respectively. In addition, the reduction in the average size of our RMBS portfolio contributed to a $0.7 million and $1.4 million decline in interest income during the three and six months ended June 30, 2010, as compared to the three and six months ended June 30, 2009, respectively.

The $1.0 million and $1.9 million decrease in interest income on Corporate Loans for the three and six months ended June 30, 2010, as compared to the three and six months ended June 30, 2009, respectively, was primarily the result of a lower interest rate environment for loans held in DFR MM CLO, which contributed to declines in interest income of $0.5 million and $0.8 million during the periods, respectively, and the sale of loans previously held in our since dissolved revolving warehouse funding facility with Wachovia Capital Markets, LLC (the “Wachovia Facility”), which contributed declines in interest income of $0.6 million and $1.2 million during the periods, respectively.

The following table summarizes our Principal Investing segment interest expense:

	Three months ended June 30,		Variance	Six months ended June 30,		Variance
	2010	2009	2010 vs. 2009	2010	2009	2010 vs. 2009
	(In thousands)
Short term debt:
Repurchase agreements	$225	$556	$(331)	$454	$1,194	$(740)
Hedging activity	7	46	(39)	31	95	(64)
Total short term debt	232	602	(370)	485	1,289	(804)
Long term debt:
Recourse:
Subordinated debt and securities (1)	488	1,205	(717)	1,279	2,654	(1,375)
Convertible notes	183	—	183	183	—	183
Non-Recourse:
DFR MM CLO	555	1,053	(498)	1,083	2,521	(1,438)
Market Square CLO	—	1,117	(1,117)	—	2,735	(2,735)
Wachovia Facility	—	5	(5)	—	19	(19)
Total long term debt	1,226	3,380	(2,154)	2,545	7,929	(5,384)
Amortization of debt issuance cost	137	370	(233)	350	789	(439)
Total interest expense	$1,595	$4,352	$(2,757)	$3,380	$10,007	$(6,627)

(1)                                  Subordinated debt and securities includes interest expense for both the trust preferred securities and Junior Subordinated Debt.

The decrease in interest expense of $2.8 million and $6.6 million for the three and six months ended June 30, 2010, as compared to the three and six months ended June 30, 2009, respectively, was primarily the result of reduced repurchase agreement and long term debt balances and, to a lesser extent, a lower interest rate environment. The decrease in both the average outstanding repurchase agreement balance and the weighted average borrowing rate for the three and six months ended June 30, 2010, as compared to the three and six months ended June 30, 2009, contributed to reductions of $0.3 and $0.7 million, respectively, in interest expense on repurchase agreements.

The interest expense related to long term debt decreased by $2.2 million and $5.4 million for the three and six months ended June 30, 2010, as compared to the three and six months ended June 30, 2009, respectively.  The deconsolidation of Market Square CLO on June 30, 2009 provided a decrease in interest expense of $1.1 million and $2.7 million for the three and six months ended June 30, 2010, as compared to the three and six months ended June 30, 2009, respectively.  Lower outstanding long term debt balances and lower interest rates on DFR MM CLO provided a decrease in interest expense of $0.5 and $1.4 million for the three and six months ended June 30, 2010, as compared to the three and six months ended June 30, 2009, respectively. In addition, subordinated debt and securities provided a $0.7 million and $1.4 million reduction in interest expense for the three and six months ended June 30, 2010, respectively, as compared to the three and six months ended June 30, 2009.  The reduction in interest expense related to the subordinated debt and securities was primarily due to a decrease in the average borrowing rate for the periods.

Interest on subordinated debt and securities will continue to decline as compared to prior periods primarily as a result of the Trust Preferred Exchange and the issuance of our Junior Subordinated Debt, which accrues interest at a fixed rate of 1.0% per annum through April 30, 2015.  See Liquidity—Sources of Funds for further information on the Trust Preferred Exchange and the Junior Subordinated Debt. Additionally, we expect a further net reduction in long term debt interest expense as a result of the Senior Notes Discharge, which eliminated $73.9 million in aggregate principal amount of outstanding debt, although this reduction will be partially offset by an increase in interest expense associated with the issuance of the $25.0 million in aggregate principal amount of Convertible Notes.

Provision for Loan Losses

The following table summarizes our Principal Investing segment provision for loan losses:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(In thousands)
Loans held in DFR MM CLO	$291	$8,847	$4,477	$9,640
Commercial real estate loans	—	272	—	1,586
Total provision for loan losses	$291	$9,119	$4,477	$11,226

During the three months ended June 30, 2010, we recorded additional provisions for loan losses of $0.3 million related to three loans held in DFR MM CLO (with total outstanding principal of $6.0 million), with respect to which we had previously recorded provisions for loan losses. In addition, during the three months ended March 31, 2010, we recorded provisions for loan losses of $4.2 million related to three loans held in DFR MM CLO for a total of $4.5 million in provisions recorded on loans held in DFR MM CLO during the six months ended June 30, 2010.

During the three months ended June 30, 2009, we recorded additional provisions for loan losses of $9.1 million, including $8.8 million related to two loans held in DFR MM CLO (with total outstanding principal of $10.1 million) and $0.3 million in provisions related to two commercial real estate loans (with total outstanding principal of $6.0 million). In addition, during the three months ended March 31, 2009, we recorded provisions for loan losses of $0.8 million related to two loans held in the DFR MM CLO and $1.3 million related to three commercial real estate loans. Thus, during the six months ended June 30, 2009 we recorded provisions for loan losses of $11.2 million, including $9.6 million recorded on loans held in DFR MM CLO and $1.6 million recorded related to commercial real estate loans.

Expenses

The following table summarizes Principal Investing segment expenses for the periods presented:

	Three months ended June 30,		Variance	Six months ended June 30,		Variance
	2010	2009	2010 vs. 2009	2010	2009	2010 vs. 2009
	(In thousands)

Management fee expense to related party (1)	$—	$295	$(295)	$—	$295	$(295)

Audit and audit-related fees	356	245	111	527	391	136
Legal and other professional fees	1,334	343	991	1,506	891	615
Total professional services	1,690	588	1,102	2,033	1,282	751

Insurance expense	608	674	(66)	1,209	1,341	(132)

Board of directors fees	795	774	21	1,308	1,025	283
Banking and other administrative fees	104	187	(83)	234	308	(74)
Other general and administrative fees	—	58	(58)	67	109	(42)
Warrant expense	—	—	—	529	—	529
DPLC structuring and organizational expenses	—	3,265	(3,265)	—	3,265	(3,265)
Total general and administrative expenses	899	4,284	(3,385)	2,138	4,707	(2,569)

Total Principal Investing segment expenses	$3,197	$5,841	$(2,644)	$5,380	$7,625	$(2,245)

(1)                                  Management fee expense represents fees charged to the noncontrolling interest investors in DPLC.

The $2.6 million decrease in expenses for the three months ended June 30, 2010, as compared to the three months ended June 30, 2009, is primarily comprised of a $3.4 million in decrease in total general and administrative expenses and a $0.3 million decrease in management fee expense to related party, partially offset by a $1.1 million increase in professional services expenses. The $3.4 million decrease in general and administrative expenses is primarily attributable to $3.3 million in one-time DPLC structuring and organizational expenses incurred during the three months ended June 30, 2009. The $0.3 million decrease in management fee expense to related party is related to fees charged to the noncontrolling interest investors in DPLC during the three months ended June 30, 2009. Management fees charged to noncontrolling interest investors in DPLC were discontinued effective January 1, 2010.

The increase of $1.1 million in professional services is primarily a result of increased legal fees for the period related to our ongoing SEC investigation.

The $2.2 million decrease in expenses for the six months ended June 30, 2010, as compared to the six months ended June 30, 2009, is primarily comprised of a $2.6 million in decrease in total general and administrative expenses, and a $0.3 million decrease in management fee expense to related party, partially offset by a $0.8 million increase in professional services expenses. The $2.6 million decrease in general and administrative expenses is primarily attributable to $3.3 million in one-time DPLC structuring and organizational expenses incurred during the six months ended June 30, 2009, partially offset by a $0.5 increase in expense related to the DPLC Restructuring Warrants and a $0.3 million increase in directors’ fees. The $0.3 million decrease in management fee expense to related party is related to fees charged to the noncontrolling interest investors in DPLC during the six months ended June 30, 2009. Management fees charged to noncontrolling interest investors in DPLC were discontinued effective January 1, 2010. The increase of $0.8 million in professional services is primarily a result of increased legal fees for the period related to our ongoing SEC investigation.

Other Income (Expense) and Gain (Loss)

The following table summarizes our Principal Investing segment other income (expense) and gain (loss) for the periods presented:

	Three months ended June 30,		Variance	Six months ended June 30,		Variance
	2010	2009	2010 vs. 2009	2010	2009	2010 vs. 2009
	(In thousands)

Other-than-temporary impairment on available-for-sale securities	$—	$—	$—	$—	$(31)	$31
Net loss on available-for-sale securities	—	—	—	—	(31)	31

Net realized gain (loss) on investments at fair value	(1,815)	(353)	(1,462)	460	(348)	808
Net unrealized gain (loss) on investments at fair value	3,137	1,526	1,611	4,210	6,819	(2,609)
Net gain on investments at fair value	1,322	1,173	149	4,670	6,471	(1,801)

Net realized gain (loss) on loans	(105)	(1,881)	1,776	147	(7,053)	7,200
Net unrealized gain on loans	4,341	26,757	(22,416)	6,843	37,744	(30,901)
Net gain on loans	4,236	24,876	(20,640)	6,990	30,691	(23,701)

Net realized gain (loss) on interest rate swaps	7	(9,906)	9,913	(194)	(9,370)	9,176
Net realized loss on credit default swaps	—	—	—	—	(522)	522
Net realized loss on interest rate floors and caps	(18)	(18)	—	(37)	(37)	—
Net unrealized gain (loss) on interest rate swaps	(7)	12,846	(12,853)	188	12,136	(11,948)
Net unrealized gain on credit default swaps	—	—	—	—	403	(403)
Net unrealized gain (loss) on warrants	3	40	(37)	(45)	(71)	26
Net unrealized loss on Embedded Derivative	(3,267)	—	(3,267)	(3,267)	—	(3,267)
Net unrealized gain on interest rate floors and caps	18	19	(1)	37	38	(1)
Net gain (loss) on derivatives	(3,264)	2,981	(6,245)	(3,318)	2,577	(5,895)

Net gain on investments, loans, derivatives and liabilties	2,294	29,030	(26,736)	8,342	39,708	(31,366)

Strategic transactions expenses	(1,738)	—	(1,738)	(3,167)	—	(3,167)

Net gain on the deconsolidation of Market Square CLO	—	29,551	(29,551)	—	29,551	(29,551)

Other, net	(1,215)	106	(1,321)	(957)	164	(1,121)

Net other income (expense) and gain (loss)	$(659)	$58,687	$(59,346)	$4,218	$69,423	$(65,205)

Net other income (expense) and gain (loss) declined by $59.3 million for the three months ended June 30, 2010, as compared to the three months ended June 30, 2009. This decline was primarily attributable to a $29.6 million net gain on the deconsolidation of Market Square CLO as of June 30, 2009. Additionally, the decrease is comprised of a $20.7 million decrease in the net gains on loans, a $6.2 million variance in net losses on derivatives, a $1.7 million increase in strategic transactions expenses and a $1.3 million variance in other, net.

Net other income (expense) and gain (loss) declined by $65.2 million for the six months ended June 30, 2010, as compared to the six months ended June 30, 2009. This decline was primarily attributable to a $29.6 million net gain on the deconsolidation of Market Square CLO as of June 30, 2009. Additionally, the decrease is comprised of a $23.7 million decrease in net gains on loans, a

$5.9 million variance in net losses on derivatives, a $3.2 million increase in strategic transactions expenses, a $1.8 decrease in gains on investments at fair value and a $1.1 million variance in other, net.

The decrease in net gains on loans during both the three and six months ended June 30, 2010, as compared to the three and six months ended June 30, 2009, is primarily attributable to the deconsolidation of loans held in Market Square CLO as of June 30, 2009. Loans held in Market Square CLO accounted for $30.8 million and $45.2 million in gains on loans for the three and six months ended June 30, 2009, respectively. During the three months ended June 30, 2010, net gains on loans is primarily comprised of $2.4 million in gains on loans held in DFR MM CLO and $1.8 million in gains on other corporate leveraged loans, while net gains on loans during the six months ended June 30, 2010 is primarily comprised of $5.1 million in gains on loans held in DFR MM CLO and $1.9 million in gains on other corporate leveraged loans.

During the three and six months ended June 30, 2010, the net loss on derivatives is primarily comprised of a $3.3 million loss on the Embedded Derivative related to the Convertible Notes.  For the three and six months ended June 30, 2009, the net gain on derivatives is primarily comprised of net gains on interest rate swaps of $2.9 million and $2.7 million, respectively.

During the three months ended June 30, 2010, the net gains on investments at fair value was primarily the result of $1.5 million in net gains on RMBS. During the six months ended June 30. 2010, the net gains on investments at fair value was primarily the result of $2.1 million in net gains on RMBS and $2.4 million in net gains on investments and other interests in our CLOs. The net gains on RMBS were primarily driven by valuation increases on our RMBS portfolio. During the three and six months ended June 30, 2009, the net gains on investments at fair value of $1.2 million and $6.5 million, respectively, were primarily driven by valuation increases on our RMBS portfolio.

During the three and six months ended June 30, 2010, other, net is primarily comprised of the $1.3 million reserve recorded during the three and six months ended June 30, 2010, representing our current best estimate of the probable loss associated with the resolution of the SEC investigation.

Income Tax Expense

For the three and six months ended June 30, 2010, our Principal Investing segment recorded no income tax expense.

Consolidated Investment Products Segment

Our Consolidated Investment Products Segment was established on January 1, 2010 consistent with the consolidation guidance in the amendments to ASC Topic 810. As such, there is no prior period comparable data.  The results of operations include the results for the seven CIP CDOs that we were required to consolidate effective January 1, 2010 for the three and six months ended June 30, 2010.  In addition, the results of operations include the four CNCIM CDOs that we were required to consolidate effective June 9, 2010 for the period from June 9, 2010 to June 30, 2010.

Revenues

Our Consolidated Investment Products segment revenues represent the difference between the interest income earned on the assets held by the CIP CDOs and the cost of the borrowings of the CIP CDOs. The assets of the CIP CDOs are held solely as collateral to satisfy the obligations of the CIP CDOs. We have no right to the benefits from, nor do we bear the risks associated with, the assets held by the CIP CDOs, beyond our minimal direct investments in, and management fees generated from, the CIP CDOs. If we were to liquidate, the assets would not be available to our general creditors, and as a result, we do not consider them to be our assets. Additionally, the investors in the CIP CDOs have no recourse to us for the debt obligations of the CIP CDOs. We therefore do not consider this debt to be an obligation of ours. The following table summarizes our Consolidated Investment Products segment revenues:

	Three months ended June 30,	Six months ended June 30,
	2010	2010
	(In thousands)
Consolidated Investment Products Segment Revenues
Interest income	$28,423	$52,709
Interest expense	5,917	10,672
Net interest income	$22,506	$42,037

Net interest income for the three months ended June 30, 2010 is primarily composed of $24.5 million of interest income on loans and $3.9 million of interest income on corporate bonds, partially offset by $5.9 million of interest expense on non-recourse long term debt.  Net interest income for the six months ended June 30, 2010 is primarily composed of $44.7 million of interest income on loans and $8.0 million of interest income on corporate bonds, partially offset by $10.7 million of interest expense on non-recourse long term debt.

Expenses

The following table summarizes our Consolidated Investment Products segment expenses for the three and six months ended June 30, 2010:

	Three months ended June 30,	Six months ended June 30,
	2010	2010
	(In thousands)

Investment advisory fee to related party	$3,263	$6,869

Audit and audit-related fees	93	251
Other professional fees	123	328
Total professional services	216	579

Insurance expense	51	51

Other general and administrative fees	306	564

Total Consolidated Investment Products segment expenses	$3,836	$8,063

The most significant expense for our Consolidated Investment Products segment is the investment advisory fee expense to related party of $3.3 million and $6.9 million for the three and six months ended June 30, 2010, respectively, which is eliminated upon consolidation. This amount is charged by our Investment Management segment in connection with the CIP CDO management contracts with DCM and CNCIM.

Other Income (Expense) and Gain (Loss)

The following table summarizes our Consolidated Investment Products segment other income (expense) and gain (loss) for the three and six months ended June 30, 2010:

	Three months ended June 30,	Six months ended June 30,
	2010	2010
	(In thousands)
Net realized gain on investments at fair value	$6,870	$14,319
Net unrealized gain (loss) on investments at fair value	(51,892)	10,650
Net gain (loss) on investments investments at fair value	(45,022)	24,969

Net realized loss on liabilities	(2,953)	(4,702)
Net unrealized gain (loss) on liabilities	18,659	(68,927)
Net gain (loss) on liabilities	15,706	(73,629)

Net realized loss on derivatives	(4,710)	(4,710)
Net unrealized gain on derivatives	4,761	4,149
Net gain (loss) on derivatives	51	(561)

Net loss on investments, loans, derivatives and liabilties	(29,265)	(49,221)

Other net gain	282	1,090

Net other income (expense) and gain (loss)	$(28,983)	$(48,131)

We have elected the fair value option for all assets and liabilities of the CIP CDOs.  As a result, other income (expense) and gain (loss) for our Consolidated Investment Products segment consisted primarily of realized and unrealized gains on investments, derivatives and liabilities. Net gain (loss) on investments consists of net gains and losses on loans, corporate bonds and other investments.

Off-Balance Sheet Arrangements

Through our wholly-owned subsidiary, DC LLC, we own all of the common shares of Deerfield Capital Trust I (“Trust I”). Trust I, a VIE, was formed in September 2005 and issued, in the aggregate, $25.0 million of preferred shares to unaffiliated investors. DC LLC issued junior subordinated debt securities, which we refer to as the trust preferred securities, to Trust I in the aggregate of $25.8 million which remain outstanding, and are guaranteed by us. The rights of the holders of common shares of Trust I are subordinate to the rights of the holders of preferred shares only in the event of a default. Otherwise, the common stockholders’ economic and voting rights rank pari passu with the preferred stockholders. We record the investment in the Trust I common shares as other investments at cost and record dividend income upon declaration by the Trust. The junior subordinated debt securities are recorded as long term debt, and debt issuance costs are deferred in prepaid and other assets in the consolidated balance sheet. Interest on the debt securities and amortization of debt issuance costs are recorded in the consolidated statements of operations as interest expense.

As of June 30, 2010, we did not maintain any other relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose or VIEs, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of June 30, 2010, we did not guarantee any obligations of unconsolidated entities or entered into any commitment or intent to provide additional funding to any such entities, other than Trust I.

Liquidity

We held cash and cash equivalents of $43.0 million as of June 30, 2010.

Our operating activities provided cash of $1.7 million for the six months ended June 30, 2010, primarily through the following:

Net inflows and non-cash adjustments of $101.9 million, consisting of the following:

•                                     Net income—$4.1 million

•                                     Net loss on liabilities at fair value—$73.1 million

•                                     Depreciation and amortization—$8.8 million

•                                     Net change in operating assets and liabilities—$7.4 million

•                                     Provision for loan losses—$4.5 million

•                                     Net premium and discount amortization on investments, loans and debt issuance—$1.7 million

•                                     Net other losses—$1.2 million

•                                     Issuance of stock warrants—$0.5 million

•                                     Share-based compensation $0.4 million

•                                     Impairment of intangible assets—$0.2 million

Net outflows and non-cash adjustments totaled $100.2 million, consisting of the following:

•                                     Net purchases of investments at fair value—$45.2 million

•                                     Net gain on investments at fair value—$29.3 million

•                                     Net gain on the discharge of the Senior Notes—$17.4 million

•                                     Net gain on loans—$7.0 million

•                                     Net changes in undesignated derivatives—$1.1 million

•                                     Non-cash rental expense—$0.2 million

Our investing activities provided cash of $166.7 million for the six months ended June 30, 2010, primarily from principal receipts and proceeds from the sale of investments at fair value previously classified as available-for-sale of $122.5 million, principal receipts and proceeds from loans held for investment of $83.0 million, changes in restricted cash and cash equivalents of $39.2 million, principal receipts and proceeds from the sale of loans held for sale previously classified as held for investment of $6.9 million and net cash acquired from the CNCIM Acquisition of $2.5 million, partially offset by the origination and purchase of loans held for investment of $86.2 million and purchases of equipment and improvements of $1.2 million.

Our financing activities used cash of $174.1 million for the six months ended June 30, 2010, primarily for payments on long term debt of $160.9 million, distributions to noncontrolling interest and investors in Consolidated Investment Products of $28.0 million, net payments on repurchase agreements of $9.2 million and stock and debt issuance costs of $1.0 million, partially offset by proceeds from the issuance of long term debt of $25.0 million.

Leverage

Our RMBS holdings were $305.8 million and $311.2 million as of June 30, 2010 and 2009, respectively. Our repurchase agreements liabilities were $282.2 million and $294.5 million as of June 30, 2010 and 2009, respectively. As discussed in more detail in the following section, “Sources of Funds,” our remaining long term debt (other than the long term debt in our Consolidated Investment Products segment) of $354.6 million consists of $217.3 million of non-recourse debt, $16.5 million (net of a $8.5 million discount) of Convertible Notes, $95.0 million of Junior Subordinated Debt and $25.8 million of trust preferred securities.

Sources of Funds

We believe that our current cash and cash equivalents, unencumbered liquid assets and net equity in our financed RMBS portfolio, along with cash flows from operations, among other things, are adequate to meet our anticipated long term liquidity requirements. Unencumbered RMBS and unrestricted cash and cash equivalents aggregated $45.0 million at June 30, 2010. In addition, net equity in our financed RMBS portfolio (including associated interest rate swaps), excluding the unencumbered RMBS included above, totaled $15.9 million at June 30, 2010. In total, we had unrestricted cash and cash equivalents, unencumbered RMBS and net equity in the financed RMBS portfolio of $60.9 million as of June 30, 2010. As of June 30, 2010, the fair value of our Agency RMBS and non-Agency RMBS portfolios were $304.2 million and $1.6 million, respectively.

We attempt to maintain our leverage related to our RMBS portfolio at a level that we believe ensures that our cash and cash equivalents will be sufficient to satisfy our liquidity requirements. If we are required to sell RMBS at prices lower than their carrying value, it would result in losses and reduced future income. For further discussion concerning the availability of repurchase agreement financing, which we use to finance our RMBS portfolio, see “Trends—Liquidity” above. We may increase our capital resources by consummating offerings of securities or issuing new debt, possibly including preferred stock, common stock, commercial paper, medium-term notes, CDOs, collateralized mortgage obligations and other borrowings. The ability to execute these strategies will depend on, among other things, market conditions for capital raises and for the investment of any proceeds.

Pursuant to the amendment to our Lease, the amount of the letter of credit constituting our security deposit under the Lease was reduced from approximately $2.3 million to approximately $1.3 million. The amendment also provides for a further reduction of the amount of the letter of credit to $0.5 million on September 30, 2010 upon the satisfaction of certain conditions.

As we focus on growing our Investment Management segment, we expect to utilize our cash and other sources of liquidity to invest in new investment products and in connection with the acquisition of CDO management contracts.

The economic impact of our investment in DFR MM CLO is determined by the cash flows distributed to us on our investment in $50.0 million of preference shares and $19.0 million of debt, subject to diversion of cash flows away from us as provided in accordance with its indenture. For the three and six months ended June 30, 2010, the net income of $7.4 million and $10.6 million, respectively, recorded in our condensed consolidated statements of operations for DFR MM CLO was not indicative of the cash flow distributions of $4.1 million and $7.9 million for the three and six months ended June 30, 2010, respectively. These cash distributions included $3.9 million and $7.5 million related to our preference shares investment for the three and six months ended June 30, 2010, respectively, and $0.2 million and $0.4 million in interest on our debt investment for the three and six months ended June 30, 2010, respectively.  We have not received and will not receive a cash distribution related to our preference shares investment in the third quarter of 2010. While we expect to receive future cash flows from this investment, it is very difficult to predict the timing and amount of such future cash flows.

Investment Management Segment

We used the proceeds of the issuance of the Convertible Notes, together with other available funds, to complete the Senior Notes Discharge on June 9, 2010. We recorded a $17.4 million gain on the condensed consolidated statement of operations related to the Senior Notes Discharge. As a result, we no longer have any long term debt within our Investment Management segment.

Principal Investing Segment

The following is a summary of our Principal Investing segment borrowings as of June 30, 2010:

	Recourse				Non-Recourse
		Trust	Junior
	Repurchase	Preferred	Subordinated	Convertible	DFR
	Agreements	Securities (1)	Debt (2)	Notes (3)	MM CLO (4)	Total

Outstanding carrying value (in thousands)	$282,246	$25,775	$95,000	$16,522	$217,296	$636,839
Current weighted average borrowing rate	0.33%	3.84%	1.00%	8.00%	1.02%	2.95%
Weighted-average remaining maturity (in years)	0.06	25.35	25.35	7.45	9.06	23.80

(1)                                  The remaining trust preferred securities are callable by us after October 30, 2010.

(2)                                  On March 4, 2010, $95.0 million of trust preferred securities were exchanged in the Trust Preferred Exchange (as defined below) for $95.0 million of new Junior Subordinated Debt (as defined below). The Junior Subordinated Debt is callable by us after October 30, 2010.

(3)                                  The Convertible Notes principal outstanding of $25.0 million is presented net of an $8.5 million discount. The Convertible Notes currently pay interest at the 8.00% stated rate; however, including the discount, the effective rate of interest is 18.14%.

(4)                                  Excludes $19.0 million of DFR MM CLO debt that is owned by us and eliminated upon consolidation. Had this debt been included, the weighted-average borrowing rate would have been 1.29%.  DFR MM CLO financing is callable after July 20, 2010 and quarterly thereafter, subject to certain conditions.

Recourse Debt

Recourse debt refers to debt that is a general obligation of ours.

Repurchase Agreements

As of June 30, 2010, we had repurchase agreements outstanding with two counterparties in the amount of $282.2 million with a weighted-average borrowing rate of 0.33% and remaining weighted average maturity of 22 days. As of June 30, 2010, the fair value of securities pledged minus repurchase agreement liabilities and related accrued interest payable was $11.0 million. At June 30, 2010, 88.3% of our repurchase agreement liabilities were concentrated with one counterparty.

Increases in interest rates or spreads on Agency RMBS could reduce the value of our RMBS, which could limit our borrowing ability or cause our lenders to initiate additional margin calls. As most of our borrowings via repurchase agreements are short-term in nature, there is a risk that the terms presently available to us from counterparties to these borrowings could adversely change or that counterparties could become unwilling to continue to provide such financing to us.

Junior Subordinated Debt and Trust Preferred Securities

On March 4, 2010, we entered into an exchange agreement with the holders of our trust preferred securities to exchange $95.0 million of the $120.0 million aggregate outstanding principal amount of trust preferred securities previously issued by our three wholly-owned indirect subsidiaries, Deerfield Capital Trust I, Deerfield Capital Trust II and Deerfield Capital Trust III, for $95.0 million aggregate outstanding principal amount of junior subordinated notes (the “Junior Subordinated Debt”) issued by us (the “Trust Preferred Exchange”). The Trust Preferred Exchange was completed on March 4, 2010. An aggregate of $25.0 million in principal amount of trust preferred securities issued by Deerfield Capital Trust I was not exchanged and remains outstanding and is subject to the terms and covenants, including the net worth covenant, set forth in the amended trust preferred indenture and described in our 2009 10-K.

The Junior Subordinated Debt is governed by a junior subordinated indenture (the “Junior Subordinated Debt Indenture”), dated March 4, 2010, between us and The Bank of New York Mellon Trust Company, National Association, as trustee. Pursuant to the Junior Subordinated Debt Indenture, the Junior Subordinated Debt bears interest at a fixed rate of 1.00% per annum from the date of issuance through April 30, 2015 as a result of the CNCIM Acquisition and the related strategic transactions, which collectively qualified as a Credit Enhancing Transaction (as defined in the Junior Subordinated Debt Indenture). Thereafter, the Junior

Subordinated Debt will be subject to a variable interest rate equal to LIBOR plus 2.58% per annum, until maturity on October 30, 2035.

The Junior Subordinated Debt Indenture contains certain restrictive covenants including, among other things, (i) a covenant that requires all asset management activities to be conducted by DFR and its subsidiaries, and which permits us to sell equity and material assets of DCM only if all asset management fees and proceeds from equity and asset sales are subject to the limits on restricted payments set forth in the Junior Subordinated Debt Indenture, (ii) a debt covenant that permits DFR and DCM to incur indebtedness only if the proceeds of such indebtedness are subject to the limits on restricted payments set forth in the Junior Subordinated Debt Indenture and (iii) a restricted payments covenant that restricts our ability to pay dividends or make distributions in respect of our equity securities, subject to a number of exceptions and conditions. Unlike the indentures for the trust preferred securities, the Junior Subordinated Debt Indenture does not contain a covenant requiring us to maintain a minimum net worth.

Convertible Notes

The $25.0 million in principal amount of our Convertible Notes were issued to Bounty simultaneously with the closing of the CNCIM Acquisition.  The Convertible Notes are convertible into 4,132,231 shares of common stock (as such amount may be adjusted in certain events or increased in connection with the payment of PIK Interest) at an initial conversion price of $6.05 per share, subject to adjustment. The Convertible Notes issued on the Closing Date will mature on December 9, 2017. Interest on the Convertible Notes will be payable to the holders of the Convertible Notes quarterly in arrears on each January 1, April 1, July 1 and October 1, beginning on July 1, 2010. We will pay interest in cash at a per annum rate starting at 8% on the Closing Date and increasing incrementally to 11% on June 9, 2014; provided, that we may, in our sole discretion and upon notice to the holders of the Convertible Notes, elect to pay up to 50% of the interest payment due to any holder of the Convertible Notes in PIK Interest subject to certain conditions.

The terms and conditions of the conversion feature contained in the Convertible Notes, and certain of the antidilution provisions of the conversion feature cause it to be deemed an Embedded Derivative under the provision of ASC Topic 815. These antidilution provisions prevent the conversion feature from qualifying as being indexed to our common stock. The Convertible Notes are recorded as two components: (i) the Embedded Derivative initially recorded on the Closing Date as a $6.9 million derivative liability and, (ii) long term debt initially recorded on the Closing Date at $16.5 million. At each subsequent balance sheet date, the Embedded Derivative will be marked to fair value and the change in fair value will be recorded in the condensed consolidated statement of operations as net gain (loss) on investments, loans, derivatives and liabilities. The total Closing Date fair value of the two components was $23.4 million. We did not elect the fair value option for the long term debt component of the Convertible Notes. The difference between the $16.5 million Closing Date fair value of the component of the Convertible Notes recorded as long term debt and the $25.0 million principal amount of the Convertible Notes will be accreted to earnings using the effective yield method of recognizing interest expense. Debt issuance costs of $0.5 million were recorded within prepaid and other assets and will be amortized into expense over the term of the Convertible Notes in accordance with ASC Topic 470 - Debt.

The Convertible Notes Agreement contains events of default customary for agreements of its type (with customary grace periods, as applicable) and provides that, upon the occurrence of an event of default arising from certain events of bankruptcy or insolvency with respect to us and our material subsidiaries, all outstanding Convertible Notes will become due and payable immediately without further action or notice. If any other type of event of default occurs and is continuing, then the holders of at least 33-1/3% in principal amount of the then outstanding Convertible Notes may declare all of the outstanding Convertible Notes to be due and payable immediately.

The Convertible Notes Agreement contains customary covenants, including the following: (i) that we will not, and will not permit any of our subsidiaries to, incur any indebtedness that is contractually subordinated in right of payment to other indebtedness of ours unless such indebtedness is also contractually subordinated in right of payment to the Convertible Notes on substantially similar terms; (ii) that we will not consolidate or merge with or into another person or sell, transfer or otherwise dispose of all or substantially all of our assets to another person unless certain conditions are satisfied; (iii) that, upon a change of control, we will offer to repurchase all or any part of the Convertible Notes of each holder of Convertible Notes at a purchase price in cash equal to 100% of the aggregate principal amount of the Convertible Notes repurchased, plus accrued and unpaid interest; and (iv) that we will use commercially reasonable efforts to keep the Conversion Shares listed on the NASDAQ Stock Market or another securities exchange on which our common stock is listed or quoted.

Non-Recourse Debt

Non-recourse debt refers to debt with recourse only to specific assets pledged as collateral to the lenders, such as debt issued by the CIP CDOs and DFR MM CLO. The creditors of the non-recourse debt have no recourse to our other assets. None of the long term debt is subject to potential margin calls for additional pledges of our cash or assets.

DFR MM CLO

The DFR MM CLO notes are due in 2019, but are callable by us, at par, on July 20, 2010 and quarterly thereafter, subject to certain conditions. DFR MM CLO is a consolidated bankruptcy remote subsidiary, and the holders of its debt securities have recourse only to its assets which had a carrying value of $285.5 million as of June 30, 2010.

Consolidated Investment Products Segment

All of the debt in our Consolidated Investment Products segment is non-recourse debt as the investors in the CIP CDOs have no recourse to our general credit for the debt issued by the CIP CDOs. We therefore do not consider this debt to be an obligation of ours.  The following is a summary of our Consolidated Investment Products segment borrowings as of June 30, 2010:

Non-recourse
long term debt (1)
Outstanding carrying value (in thousands)	$3,498,074
Weighted average borrowing rate	0.95%
Weighted-average remaining maturity (in years)	8.96

(1)                                  Long term debt of our Consolidated Investment Products is recorded at fair value in accordance with ASC Topic 820.  Long term debt includes the fair value of the preference shares issued by the CIP CDOs in the carrying value, however, the preference shares do not have a stated interest rate and are therefore excluded from the calculation of the weighted average borrowing rate. The outstanding carrying value includes $3.7 million that is eliminated upon consolidation.

Distribution Policy

The covenants contained in our indebtedness currently restrict our ability to declare dividends or distributions on our common stock, and therefore, we do not expect to make dividend distributions in the foreseeable future.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2010, the primary component of our market risk was interest rate and spread risk, as described below. While we do not seek to avoid risk completely, we manage interest rate risk and regularly assess whether earnings in our portfolio include appropriate compensation for the inherent market risks to which it is exposed. In light of these risks, we regularly consider our capital levels and currently are focused on redeploying capital from Principal Investing activities to growing our Investment Management segment.

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

In order to assist in mitigating our interest rate exposure, we have one interest rate swap transaction outstanding as of June 30, 2010 with a notional value of $10.0 million which expires during 2010.

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

The following sensitivity analysis table shows the impact on the estimated fair value of our RMBS interest rate-sensitive investments and interest rate swaps as of June 30, 2010, assuming rates instantaneously fall 100 basis points and rise 100 basis points. The below table excludes the securities held in DFR MM CLO and the CIP CDOs because these investments are impacted by cash flows and the terms of their respective indentures, rather than fair values.

	Interest Rates		Interest Rates
	Fall 100		Rise 100
	Basis Points	Unchanged	Basis Points
	(Dollars in thousands)
RMBS
Fair value	305,346	305,780	302,188
Change in fair value	(434)		(3,592)
Change as a percent of fair value	-0.14%		-1.17%
Interest Rate Swaps
Fair value	(207)	(207)	(207)
Change in fair value	—		—
Change as a percent of fair value	0.00%		0.00%
Net Portfolio Impact	(434)		(3,592)

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

As of June 30, 2010, substantially all investments in our alternative investments portfolio (non-RMBS) are instruments with variable interest rates that are indexed to LIBOR. Because the variable rates on these instruments are short term in nature, we are not exposed to material changes in fair value as a result of changes in interest rates.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and our Interim Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our Chief Executive Officer and our Interim Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Change in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

There are inherent limitations in the effectiveness of any control system, including the potential for human error and the circumvention or overriding of the controls and procedures. Additionally, judgments in decision-making can be faulty and breakdowns can occur because of simple error or mistake. An effective control system can provide only reasonable, not absolute, assurance that the control objectives of the system are adequately met. Accordingly, our management, including our Chief Executive Officer and our Interim Chief Financial Officer do not expect that our control system can prevent or detect all errors or fraud. Finally, projections of any evaluation or assessment of effectiveness of a control system to future periods are subject to the risks that, over time, controls may become inadequate because of changes in an entity’s operating environment or deterioration in the degree of compliance with policies or procedures.

PART II. OTHER INFORMATION

ITEM 1A.  RISK FACTORS

In addition to the risk factors disclosed in “Part I — Item 1A. Risk Factors” of our 2009 10-K, set forth are additional risk factors we believe are applicable to our business.

Our results of operations may be negatively affected by our future tax liabilities.

As a result of the stock issuance to Bounty in connection with the CNCIM Acquisition, we experienced an ownership change under Section 382 and 383 of the Internal Revenue Code, as amended, which will severely limit our ability to use our existing net operating losses and net capital losses to offset our taxable income and capital gains recognized after the CNCIM Acquisition. Accordingly, to the extent we have future taxable income, we anticipate that we will incur federal corporate income tax liabilities, which may have a significant impact on our results of operations.

We have goodwill and other intangibles assets that may become impaired and have a material adverse effect on our financial condition and results of operations.

At June 30, 2010, we had $10.4 million of goodwill and $29.4 million of intangible assets. Goodwill and other intangible assets are tested for impairment on an annual basis, or when facts and circumstances indicate that impairment may have occurred.  If these tests indicate that an asset has been impaired, we will recognize a charge to results of operations, which may have a material adverse effect on our financial condition and results of operations.

ITEM 6.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit. No.	Description of Exhibit

3.1	Articles of Amendment and Restatement of Deerfield Capital Corp., as amended and supplemented.(1)

3.2	Deerfield Capital Corp. Amended and Restated Bylaws.(2)

4.1	Form of Senior Subordinated Convertible Note due 2017.(2)

10.1	Stockholders Agreement between Deerfield Capital Corp. and Bounty Investments, LLC, dated June 9, 2010.(2)

10.2	Registration Rights between Deerfield Capital Corp. and Bounty Investments, LLC, dated June 9, 2010.(2)

10.3	Form of Indemnification Agreement.(2)

**10.4	Employment Agreement by and between Deerfield Capital Management LLC and Robert A. Contreras, dated June 30, 2010.(3)

**10.5	Interim Services Agreement by and between SFN Professional Services LLC d/b/a Tatum and Deerfield Capital Corp., dated June 21, 2010*

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*                                         Filed herewith.

**                                  Compensatory plan or arrangement.

(1)                                  Incorporated by reference to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009, filed with the SEC on August 10, 2009.

(2)                                  Incorporated by reference to our Current Report on Form 8-K filed with the SEC on June 15, 2010.

(3)                                  Incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 2, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEERFIELD CAPITAL CORP.
(Registrant)

Date: August 16, 2010	By:	/s/ Jonathan W. Trutter
Jonathan W. Trutter, Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 16, 2010	By:	/s/ Kenneth R. Posner
Kenneth R. Posner, Interim Chief Financial Officer
(Principal Financial and Accounting Officer)