Form 10-Q
period 2010-09-30
Deerfield Capital Corp.
filed 2010-11-15
CIK 1313918

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

There were 11,000,812 shares of the registrant’s Common Stock outstanding as of November 12, 2010.

DEERFIELD CAPITAL CORP.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

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

The following factors, among others, could cause actual results to differ materially from those described in the forward-looking statements:

•                  general economic and market conditions, particularly as they relate to the markets for debt securities, such as residential mortgage-backed securities and collateralized debt obligations (“CDOs”).

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

•                  our receipt of previously deferred collateralized loan obligation (“CLO”) subordinated management fees and receipt of future CLO subordinated management fees on a current basis;

•                  our ability to assume or otherwise acquire additional CDO management contracts on favorable terms, or at all;

•                  our ability to maintain our exemption from registration as an investment company pursuant to the Investment Company Act of 1940;

•                  impact of restrictions contained in our existing debt instruments;

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

•                  our failure to realize the expected benefits of the acquisition of Columbus Nova Credit Investments Management, LLC;

•                  other risks described in Part I—Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2009 and Part II - Item 1A, “Risk Factors,” in this Quarterly Report, and from time to time in our other filings with the SEC.

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
	2010	2009
	(In thousands, except share
	and per share amounts)

ASSETS
Cash and cash equivalents	$37,981	$48,711
Due from broker	17,502	14,606
Restricted cash and cash equivalents	18,593	19,296
Investments and derivative assets at fair value, including $255,442 and $303,763 pledged	267,153	326,884
Other investments	1,412	4,287
Loans, net of allowance for loan losses of $9,102 and $15,889	259,201	263,232
Receivables	12,579	8,427
Prepaid and other assets	8,029	7,043
Equipment and improvements, net	2,155	6,505
Intangible assets, net	25,094	21,231
Goodwill	10,410	—
Assets held in Consolidated Investment Products:
Due from broker	15,830	—
Restricted cash and cash equivalents	212,390	—
Investments and derivative assets at fair value	3,835,919	—
Receivables	24,041	—
Total assets held in Consolidated Investment Products	4,088,180	—
TOTAL ASSETS	$4,748,289	$720,222

LIABILITIES
Repurchase agreements	$241,346	$291,463
Due to broker	17,249	803
Derivative liabilities	13,899	450
Accrued and other liabilities	17,272	7,317
Long-term debt	354,731	413,329
Liabilities held in Consolidated Investment Products:
Due to broker	111,092	—
Derivative liabilities	5,942	—
Interest payable	7,261	—
Long-term debt	3,574,098	—
Total liabilities held in Consolidated Investment Products	3,698,393	—
TOTAL LIABILITIES	4,342,890	713,362

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001:
100,000,000 shares authorized; 14,999,992 shares issued and zero outstanding	—	—
Common stock, par value $0.001:
500,000,000 shares authorized; 11,000,812 and 6,455,357 shares issued and 11,000,812 and 6,454,924 shares outstanding	11	6
Additional paid-in capital	886,890	866,557
Accumulated other comprehensive loss	(53)	(87)
Accumulated deficit	(867,454)	(877,155)
Appropriated retained earnings of Consolidated Investment Products	380,814	—
Noncontrolling interest in consolidated entity	5,191	17,539
TOTAL STOCKHOLDERS’ EQUITY	405,399	6,860

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,748,289	$720,222

See notes to condensed consolidated financial statements.

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(In thousands, except share and per share amounts)
Revenues
Interest income	$49,326	$10,839	$118,011	$38,719
Interest expense	12,814	3,866	28,780	16,531
Net interest income	36,512	6,973	89,231	22,188
Provision for loan losses	3,105	4,226	7,582	15,452
Net interest income after provision for loan losses	33,407	2,747	81,649	6,736
Investment advisory fees	2,378	3,949	9,056	12,695
Total net revenues	35,785	6,696	90,705	19,431

Expenses
Compensation and benefits	4,490	2,637	10,408	9,020
Professional services	1,827	788	4,747	2,306
Insurance expense	766	778	2,210	2,313
Other general and administrative expenses	1,412	928	5,016	6,688
Depreciation and amortization	1,931	1,630	10,694	4,894
Occupancy	418	610	1,294	1,818
Management and incentive fee expense to related party	—	337	—	632
Cost savings initiatives	—	11	—	236
Impairment of intangible assets	2,398	—	2,566	126
Total expenses	13,242	7,719	36,935	28,033

Other Income (Expense) and Gain (Loss)
Net gain (loss) on investments, loans, derivatives and liabilities	(33,024)	3,465	(73,685)	43,013
Strategic transactions expenses	—	—	(4,022)	—
Net gain on the discharge of the Senior Notes	—	—	17,418	—
Net gain on the deconsolidation of Market Square CLO	—	—	—	29,551
Other, net	164	(443)	290	(340)
Net other income (expense) and gain (loss)	(32,860)	3,022	(59,999)	72,224
Income (loss) before income tax expense	(10,317)	1,999	(6,229)	63,622
Income tax expense	1,699	75	1,701	253

Net income (loss)	(12,016)	1,924	(7,930)	63,369
Net (income) loss attributable to noncontrolling interest and Consolidated Investment Products	3,997	(108)	17,631	2,852
Net income (loss) attributable to Deerfield Capital Corp.	$(8,019)	$1,816	$9,701	$66,221

Net income (loss) attributable to Deerfield Capital Corp . per share - basic	$(0.70)	$0.27	$1.12	$9.84
Net income (loss) attributable to Deerfield Capital Corp . per share - diluted	$(0.70)	$0.27	$1.11	$9.84

Weighted-average number of shares outstanding - basic	11,397,864	6,763,088	8,698,602	6,732,272
Weighted-average number of shares outstanding - diluted	11,397,864	6,763,088	8,740,244	6,732,272

See notes to condensed consolidated financial statements.

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Deerfield Capital Corp. Stockholders					Appropriated
				Accumulated		retained earnings	Noncontrolling
	Common Stock		Additional	Other		of Consolidated	Interest in
		Par	Paid-in	Comprehensive	Accumulated	Investment	Consolidated		Comprehensive
	Shares	Value	Capital	Loss	Deficit	Products	Entity	Total	Loss
	(In thousands)
Balance - January 1, 2010	6,455	$6	$866,557	$(87)	$(877,155)	$—	$17,539	$6,860
Cumulative effect adjustment from the adoption of the amendments to ASC Topic 810						244,865		244,865
Net income (loss)					9,701	(18,253)	622	$(7,930)	$(7,930)
Adoption of the amendments to ASC Topic 810 for the Consolidated Investment Products acquired during the period						186,007		186,007
Distributions to investors in Consolidated Investment Products						(31,805)		(31,805)
Distributions to DPLC noncontrolling interest							(12,970)	(12,970)
Issaunce of common stock, net of issuance costs	4,545	5	19,395					19,400
Previously designated derivatives - amortization of net loss				31				31	31
Foreign currency translation gain				3				3	3
Issuance of stock warrants			529					529
Share-based compensation			409					409
Balance - September 30, 2010	11,000	$11	$886,890	$(53)	$(867,454)	$380,814	$5,191	$405,399	$(7,896)

See notes to condensed consolidated financial statements.

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,
	2010	2009

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(7,930)	$63,369
Adjustments to reconcile net income (loss) attributable to common stockholders to net cash provided by (used in) operating activities:
Net premium and discount amortization on investments, loans and debt issuance costs	2,629	(1,189)
Share-based compensation	409	309
Issuance of stock warrants	529	—
Net purchases of investments at fair value	(25,047)	(99,606)
Net gain on investments at fair value	(100,470)	(9,294)
Net loss on liabilties at fair value	173,706	—
Net gain on the deconsolidation of Market Square CLO	—	(29,551)
Other-than-temporary impairment on available-for-sale securities	—	31
Net other (gains) losses	(36)	550
Net sales of loans held for sale	—	(866)
Net gain on loans	(7,423)	(31,230)
Provision for loan losses	7,582	15,452
Net gain on the discharge of the Senior Notes	(17,418)	—
Net changes in undesignated derivatives	2,711	(12,901)
Amortization of net loss on previously designated derivatives	31	136
Depreciation and amortization	10,694	4,894
Impairment of intangible assets	2,566	126
Non-cash rental expense	(398)	109
Changes in operating assets and liabilities:
Due from broker	(130)	13,769
Receivables	(15,278)	3,306
Prepaid and other assets	(370)	(303)
Accrued interest on repurchase agreements	(15)	(333)
Due to broker	66,831	1,723
Interest payable	3,437	(4,352)
Accrued and other liabilities	1,872	(10,641)
Net cash provided (used in) by operating activities	98,482	(96,492)

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted cash and cash equivalents	(39,551)	49,410
Proceeds from the sale of investments at fair value previously classified as available-for-sale	145,432	73,863
Principal receipts on investments at fair value previously classified as available-for-sale	23,779	46,922
Origination and purchase of loans held for investment	(121,370)	(81,665)
Principal receipts on loans held for investment	70,772	22,412
Proceeds from sale of loans held for investment	54,794	12,882
Principal receipts on loans held for sale previously classified as held for investment	23	—
Proceeds from sale of loans held for sale previously classified as held for investment	6,874	11,960
Proceeds from sale of other investments	2	—
Net cash aquired from the CNCIM Acquisition	2,470	—
(Purchases) sales of equipment and improvements	(1,559)	6
Net cash provided by investing activities	141,666	135,790

CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments under repurchase agreements	(50,103)	(19,475)
Proceeds from issuance of long-term debt	25,000	—
Payments made on Wachovia Facility		(13,932)
Payments made on long-term debt	(179,817)	(11,110)
Payment of stock and debt issuance costs	(1,170)	(142)
Contributions from noncontrolling interest	—	20,133
Distributions to noncontrolling interest and investors in Consolidated Investment Products	(44,775)	—
Net cash used in financing activities	(250,865)	(24,526)

Foreign currency translation	(13)	(21)
Net increase (decrease) in cash and cash equivalents	(10,730)	14,751
Cash and cash equivalents at beginning of period	48,711	32,791
Cash and cash equivalents at end of period	$37,981	$47,542

SUPPLEMENTAL DISCLOSURE:
Cash paid for interest	$24,260	$19,243
Cash paid for income taxes	1,416	87

See notes to condensed consolidated financial statements.

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION

Deerfield Capital Corp., is a Maryland corporation (“DFR” and, together with its subsidiaries, “us,” “we” or “our”), with an Investment Management segment that manages client assets, including bank loans and other corporate debt, residential mortgage-backed securities (“RMBS”), government securities and asset-backed securities (“ABS”). Certain of these client assets, which we are required to consolidate, constitute our Consolidated Investment Products segment. In addition, through our Principal Investing segment, we manage our own assets, which are comprised primarily of fixed income investments, including bank loans and other corporate debt and Agency RMBS (as defined below).

Business Segments

We have three business segments:

Investment Management— Our Investment Management segment is operated through one of our wholly-owned subsidiaries, Deerfield Capital Management LLC (“DCM”), and its wholly-owned subsidiary, Columbus Nova Credit Investments Management, LLC (“CNCIM”). Unless otherwise noted or the context otherwise requires, references to DCM’s investment management activities include the activities of CNCIM. Through our Investment Management segment, we manage investment accounts for various types of clients, including collateralized debt obligations (“CDOs”) and other investment vehicles.  These clients are collective investment vehicles that pool the capital contributions of multiple investors, which are typically institutional investors. We specialize in managing fixed income investments, including corporate debt, RMBS, government securities and ABS. Our primary source of revenue from our Investment Management segment is the investment advisory fees paid by the accounts we manage. These fees typically consist of management fees based on the account’s assets and, in some cases, performance fees based on the profits we generate for the account.

Principal Investing— Our Principal Investing segment manages our own assets, which are comprised primarily of fixed income investments, including bank loans and other corporate debt, and Agency RMBS. “Agency RMBS” are RMBS backed by mortgage loans and guaranteed as to principal and interest by either federally chartered entities or the U.S. government. Income from our Principal Investing segment is influenced by four factors: (i) the difference between the interest income we earn on our investment portfolio and the cost of our borrowings net of hedges, if any, (ii) the net recognized gains and losses, if any, on our investment portfolio, (iii) provision for loan losses, if any, and (iv) the volume or aggregate amount of such investments.

Consolidated Investment Products— Our Consolidated Investment Products segment consists of certain CDOs managed by our Investment Management segment which we are required to consolidate as Variable Interest Entities (“VIEs”) in accordance with consolidation guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“Codification”) Topic 810—Consolidation (“ASC Topic 810”), as amended by Accounting Standards Update (“ASU”) 2009-17 (“ASU 2009-17”). Effective January 1, 2010, we created our Consolidated Investment Products segment and consolidated seven CDOs within this new segment. In conjunction with the acquisition of CNCIM, effective June 9, 2010, we consolidated four additional CDOs into this segment (which, together with the seven CDOs we previously consolidated, we refer to as the “CIP CDOs”). See Note 3 for further information on the acquisition of CNCIM.

2. ACCOUNTING POLICIES AND RECENT ACCOUNTING UPDATES

Basis of Presentation—The accompanying unaudited condensed consolidated financial statements have been prepared by us in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and are in the form prescribed by the Securities and Exchange Commission (the “SEC”) pursuant to Regulation S-X and the instructions to Form 10-Q. Accordingly, we do not include all of the information and footnotes for complete financial statements as required by GAAP. The interim unaudited condensed consolidated financial statements should be read in conjunction with our audited financial statements as of and for the year ended December 31, 2009, which are included in our Annual Report on Form 10-K filed with the SEC on March 23, 2010 (our “2009 10-K”). In the opinion of our management, all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of our financial position, results of operations and cash flows have been included. The nature of our business is such that the results of any interim period information are not necessarily indicative of results for a full year. All intercompany balances and transactions have been eliminated upon consolidation.

Principles of Consolidation—The condensed consolidated financial statements include the financial statements of DFR and (i) our wholly-owned subsidiaries, (ii) subsidiaries in which we have a controlling interest and (iii) VIEs with respect to which we are the primary beneficiary.

We consolidate DFR Middle Market CLO Ltd. (“DFR MM CLO”) into our Principal Investing segment because we own all of its preference shares. See Note 4 for additional discussion concerning the consolidation of DFR MM CLO. We also previously owned all of the preference shares of Market Square CLO Ltd. (“Market Square CLO”) and consolidated it into our Principal Investing segment through June 30, 2009, when we sold all of our preference shares to an unrelated third party in exchange for an upfront payment and a delayed purchase price in the form of a right to receive a portion of any future distributions on the preference shares.  As a result of the sale, we deconsolidated Market Square CLO as of June 30, 2009.  We are, however, deemed to retain a beneficial interest in the preference shares of Market Square CLO as a result of the delayed purchase price, and as of January 1, 2010, the amendments to ASC Topic 810 required us to again consolidate Market Square CLO as a part of our Consolidated Investment Products segment.

For the three and nine months ended September 30, 2010 and 2009, we consolidated Deerfield Pegasus Loan Capital LP (“DPLC”) into our Principal Investing segment as a result of our control of DPLC General Partner LLC (“DPLC GP”), the general partner of DPLC. Effective March 31, 2010, we withdrew the entire portion of our capital account attributable to our investment in DPLC GP.  See Notes 3 and 14 for details related to the warrants we issued in connection with the formation of DPLC and in connection with the restructuring of DPLC. The net income (loss) attributable to DFR in our condensed consolidated statements of operations excludes the net loss attributable to the noncontrolling interest in DPLC.

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

Other than DFR MM CLO, in which we own all the preference shares, we have a variable interest in each of the CDOs we manage due to the provisions of the management agreements relating to those

CDOs. As of September 30, 2010, we had direct investments in certain of those CDOs, which represent a small portion of the total debt and equity issued by the CDOs. Where we have a direct investment, it is typically only in the unrated, junior subordinated tranches of the CDOs. These unrated, junior subordinated tranches, referred to herein as “preference shares,” take the form of either subordinated notes or preference shares.

For CDOs, if we are deemed to have the power to direct the activities of the CDO that most significantly impact the CDO’s economic performance, and the obligation to absorb losses or the right to receive benefits from the CDO that could potentially be significant to the CDO, then we are deemed to be the CDO’s primary beneficiary and are required to consolidate the CDO.  Beginning January 1, 2010, we consolidated the CIP CDOs into our Consolidated Investment Products segment.  See Note 4 for additional discussion of our Consolidated Investment Products segment.

As of September 30, 2010, we have a variable interest in 19 additional CDOs that are not consolidated as part of our Consolidated Investment Products segment as we have determined we are not the primary beneficiary of these VIEs. Our maximum exposure to loss associated with nonconsolidated CDOs is limited to any future management fees. As of September 30, 2010, we have recorded management fee receivables totaling $0.8 million from the unconsolidated CDOs.

Goodwill and Other Intangible Assets — Goodwill represents the excess cost of a business acquisition over the fair value of the net assets acquired. Intangible assets are comprised of finite-lived and indefinite-lived assets. In accordance with ASC Topic 350—Intangibles—Goodwill and Other (“ASC Topic 350”), indefinite-lived assets and goodwill are not amortized. Finite-lived intangibles are amortized over their expected useful lives. These assets are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. An impairment charge is recorded if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its fair value.

Goodwill has been recognized and allocated to our Principal Investing and Investment Management segments as a result of the acquisition of CNCIM. ASC Topic 350 requires, on a reporting unit level, a comparison of the book value of net assets to their estimated fair value. If the fair value is determined to be less than book value, a second step is performed to compute the amount of the impairment. In this process, an implied fair value of goodwill is estimated in the same manner as the amount of goodwill recognized in a business combination. If the carrying amount of the reporting unit exceeds the implied fair value of that goodwill, an impairment loss will be recognized in an amount equal to the excess. The loss recognized cannot exceed the carrying amount of the goodwill.

Intangible assets associated with investment management contracts identified in the acquisition of a business are capitalized separately from goodwill if the fair value can be measured reliably on initial recognition. If they are finite-lived, they are amortized over their useful lives, either on a straight line basis (intangible assets associated with the acquisition of Deerfield) or based on a ratio of expected discounted cash flows from the contracts (intangible assets associated with the acquisition of CNCIM). We consider our own assumptions about renewal or extension of the term of the arrangement, consistent with the expected use of the asset. A change in the useful life of the asset could have a significant impact on our amortization expense.

The evaluation of goodwill and intangible assets for impairment requires management to make estimates and exercise significant judgment. As of September 30, 2010, there were no events or changes in circumstances that would indicate that the current carrying amount of goodwill or other intangible assets might be impaired; accordingly, we did not perform interim testing procedures.

Reclassifications — Certain amounts in the condensed consolidated statements of operations for the three and nine months ended September 30, 2009 have been reclassified to conform to the presentation for the three and nine months ended September 30, 2010.  Net loss on available-for-sale securities, net gain (loss) on investments at fair value, net gain (loss) on liabilities at fair value, net gain on loans and net gain (loss) on derivatives are presented as a combined net gain (loss) on investments, loans, derivatives and liabilities line item in the current quarter condensed consolidated statements of operations. In addition, strategic transactions expenses include $1.5 million of legal fees and other professional fees, which were originally included in professional services during the three months ended March 31, 2010.

Significant Accounting Policies — Our significant accounting policies are discussed in the Notes to the Consolidated Financial Statements included in our 2009 10-K.

Recent Accounting Updates

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”). In December 2009, the FASB issued ASU 2009-17, Consolidation— Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities to revise the Codification to include SFAS No. 167 within ASC Topic 810. In February 2010, the FASB issued ASU No. 2010-10, Consolidation— Amendments for Certain Investment Funds (“ASU 2010-10”), to defer the effective date of the amendments to the consolidation requirements of ASC Topic 810 resulting from the issuance of ASU 2009-17 for reporting entities with interests in entities with all the attributes of an investment company but specifically excluding interests in securitization entities. This statement requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE. The amendments to ASC Topic 810 also amend FIN 46(R) to eliminate the quantitative approach to determining the primary beneficiary of a VIE and require ongoing reassessments of VIE status. We adopted the amendments to ASC Topic 810 on January 1, 2010 and created our Consolidated Investment Products segment. See further disclosure related to our Consolidated Investment Products segment in Note 4.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosure—Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 amends ASC Topic 820—Fair Value Measurements and Disclosures (“ASC Topic 820”) to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements. ASU 2010-06 also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. We adopted ASU 2010-06 and have included the required disclosures in Note 5, with the exception of the requirement to provide disclosure of the Level 3 activity of purchases, sales, issuances and settlements on a gross basis, which will be effective for our interim and annual reporting periods beginning after December 15, 2010.

In July 2010, the FASB issued ASU No. 2010-20, Receivables—Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU 2010-20”).  ASU 2010-20 amends ASC Topic 310 to add enhanced disclosure requirements related to financing receivables, on a disaggregated basis.  ASU 2010-20 requires specific additional disclosures that will assist the financial statement users’ evaluation of the nature of credit risk inherent in the entity’s financing receivable portfolio, how the entity analyzes and assesses that risk when arriving at their allowance for credit losses and the changes and reasons for those changes in the entity’s allowance for credit losses.  For disclosures as of the end of a reporting period, ASU 2010-20 is effective for interim and annual reporting periods ending on or after December 15, 2010.  For disclosures about activity that occurs during a reporting period, ASU 2010-20 is effective for interim and annual reporting periods beginning on or after December 15, 2010.  Management is currently evaluating the impacts of adopting ASU 2010-20 on the disclosures included in our condensed consolidated financial statements.

3. STRATEGIC TRANSACTIONS

The CNCIM Acquisition and Issuance of the Acquisition Shares

On March 22, 2010, we entered into an acquisition and investment agreement (the “Acquisition Agreement”) with Bounty Investments, LLC (“Bounty”) and CNCIM, pursuant to which we agreed to acquire all of the outstanding equity interests of CNCIM from Bounty (the “CNCIM Acquisition”). CNCIM is an investment manager specializing in bank loans that currently manages four collateralized loan obligations (the “CNCIM CLOs”).  We completed the CNCIM Acquisition on June 9, 2010 (the “Closing Date”) for total purchase consideration of $24.8 million consisting of (i) the issuance of 4,545,455 shares (at a Closing Date price of $4.50 per share) of our common stock, par value $0.001 per share (the “Acquisition Shares”), (ii) deferred payments totaling $7.5 million in cash payable in five equal annual installments beginning on December 9, 2010 (with a Closing Date fair value of $6.0 million) and (iii) an adjustment related to the issuance of the Convertible Notes (as defined below). Calculation of the purchase consideration in accordance with ASC Topic 805 — Business Combinations (“ASC Topic 805”) is as follows:

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
$24,794

The fair values of the assets acquired and liabilities assumed were estimated by management with the assistance of an independent valuation firm. The identifiable intangible assets acquired by asset class are as follows:

	Closing Date Estimated Fair Value	Closing Date Estimated Average Remaining Useful Life
	(In thousands)	(In years)
Intangible asset class:
Investment management contracts	$10,900	8.35
Non-compete agreements	165	4.67
	$11,065

The fair value of the intangible assets related to the CNCIM CLO investment management contracts was determined utilizing an excess earnings approach based on the expected cash flows from the CLOs. The intangible assets related to the management contracts will be amortized based on a ratio of expected discounted cash flows from the contracts over the expected remaining term of the contracts. The fair value of the intangible assets associated with the non-compete agreements was determined using a lost cash flows analysis and will be amortized straight-line over the term of the agreements. Amortization expense for the three and nine months ended September 30, 2010 related to the intangible assets acquired was $0.6 million and $0.8 million, respectively.

The following table presents expected remaining amortization expense of the identifiable intangible assets acquired:

(In thousands)

2010	$586
2011	2,300
2012	2,230
2013	2,021
2014	1,366
Thereafter	1,803
$10,306

Goodwill of $10.4 million is the excess of the total purchase consideration over the identifiable tangible and intangible assets acquired in the CNCIM Acquisition. Goodwill relates to (i) the additional strategic opportunities that we believe will be available to us as a result of the recapitalization of our debt and our increased assets under management, (ii) improvements in our capital structure resulting from the Trust Preferred Exchange and the Senior Notes Discharge (each as defined below) and (iii) the expected synergies from the CNCIM Acquisition. Goodwill of $8.7 million was allocated to our Investment Management segment and goodwill of $1.7 million was allocated to the Principal Investing segment. We considered the benefits to the individual segments in our allocation of goodwill.  For tax purposes, goodwill recognized was $16.5 million and will be amortized over 15 years.

We have expensed CNCIM Acquisition-related expenses (other than those related to stock issuance and debt issuance) as incurred.  For the nine months ended September 30, 2010, we recorded expenses related to the CNCIM Acquisition and associated transactions of $4.0 million within strategic transactions expenses in the condensed consolidated statements of operations.  Stock issuance costs of $1.1 million were recorded as a reduction to additional paid-in capital.

The Convertible Notes Agreement and Issuance of the Conversion Shares

On March 22, 2010, in connection with entering into the Acquisition Agreement, we entered into a Senior Subordinated Convertible Notes Agreement (the “Convertible Notes Agreement”) with Bounty pursuant to which Bounty agreed to purchase, for cash, $25.0 million in aggregate principal amount of our senior subordinated convertible notes (the “Convertible Notes”), convertible into 4,132,231 shares of common stock (as such amount may be adjusted in certain events or increased in connection with the payment of interest-in-kind (“PIK Interest”)) (the “Conversion Shares”) at an initial conversion price of $6.05 per share, subject to adjustment.  The Convertible Notes were issued to Bounty simultaneously with the closing of the CNCIM Acquisition and will mature on December 9, 2017. Interest on the Convertible Notes is payable to the holders of the Convertible Notes quarterly in arrears on each January 1, April 1, July 1 and October 1, beginning on July 1, 2010. We will pay interest in cash at a per annum rate starting at 8% on the Closing Date and increasing incrementally to 11% on June 9, 2014; provided, that we may, in our sole discretion and upon notice to the holders of the Convertible Notes, elect to pay up to 50% of the interest payment due to any holder of the Convertible Notes in PIK Interest, subject to certain conditions.

We evaluated the terms and conditions of the conversion feature contained in the Convertible Notes, and certain of the antidilution provisions of the conversion feature cause it to be deemed an embedded derivative instrument (the “Embedded Derivative”). These antidilution provisions prevent the conversion feature from qualifying as being indexed to our common stock. The Convertible Notes are recorded as two components: (i) the Embedded Derivative initially recorded on the Closing Date as a $6.9 million derivative liability and, (ii) long-term debt initially recorded on the Closing Date at $16.5 million. At each subsequent balance sheet date, the Embedded Derivative is marked to fair value, and the change in fair value is recorded in the condensed consolidated statements of operations within net gain (loss) on investments, loans, derivatives and liabilities. As of September 30, 2010, the Embedded Derivative was valued at $13.9 million, resulting in losses of $3.7 million and $7.0 million recorded in the condensed consolidated statements of operations as net gain (loss) on investments, loans, derivatives and liabilities, during the three and nine months ended September 30, 2010, respectively. The total Closing Date fair value of the two components was $23.4 million. The $1.6 million difference between the $25.0 million principal amount of the Convertible Notes and the $23.4 million Closing Date total fair value associated with the Convertible Notes was treated as a reduction of purchase consideration in conjunction with the CNCIM Acquisition. We did not elect the fair value option for the long-term debt component of the Convertible Notes. The difference between the $16.5 million Closing Date fair value of the component of the Convertible Notes recorded as long-term debt and the $25.0 million principal amount of the Convertible Notes will be accreted to earnings using the effective yield method of recognizing interest expense. Debt issuance costs of $0.5 million were recorded within prepaid and other assets and will be amortized into expense over the term of the Convertible Notes.

The Senior Notes Discharge

On March 22, 2010, DFR and Deerfield entered into a Payment Agreement and Release (the “Senior Notes Discharge Agreement”) with the holders of the Series A Senior Secured Notes issued by Deerfield (the “Series A Notes”) and the holders of the Series B Senior Secured Notes issued by Deerfield (the “Series B Notes” and, together with the Series A Notes, the “Senior Notes”), pursuant to which we agreed with the holders of the Senior Notes to discharge all of the approximately $48.8 million in aggregate principal amount of Series A Notes then outstanding for approximately 64.1% of the principal amount thereof plus accrued interest, and all of the approximately $25.1 million in aggregate principal amount of the Series B Notes then outstanding for approximately 94.5% of the principal amount thereof plus accrued interest, or an aggregate discount of approximately 25.6% from the face amount of the Senior Notes plus accrued interest (the “Senior Notes Discharge”).  We used the proceeds of the issuance of the Convertible Notes together with other available funds to complete the Senior Notes Discharge on June 9, 2010.  We recorded a $17.4 million gain in the condensed consolidated statements of operations related to the Senior Notes Discharge. As a result of the consummation of the Senior Notes Discharge, all obligations and liabilities of DFR and Deerfield under the Senior Notes were extinguished, and the intercreditor agreement related to the Senior Notes was terminated.

The DPLC Restructuring

On March 21, 2010, we entered into a Termination Agreement (the “Termination Agreement”) with Pegasus Deerfield (AIV), LLC (“Pegasus Deerfield”), PGS Management, LLC (“PM”, and together with Pegasus Deerfield, the “Pegasus Parties”), DPLC, DCM, DPLC GP, Deerfield Loan Manager LLC (“DLM” and together with DFR, DCM and DLM, the “Deerfield Parties”) and Jonathan Trutter, pursuant to which (i) the Pegasus Parties waived certain rights with respect to the stock issuances associated with the CNCIM Acquisition and (ii) the Deerfield Parties and the Pegasus Parties terminated or amended certain provisions of agreements related to DPLC and cancelled warrants to purchase three million shares of our common stock, which comprises all of the warrants previously issued to the Pegasus Parties (the “DPLC Restructuring”). Pursuant to the Termination Agreement, we granted Pegasus Deerfield and certain of its associates warrants to purchase an aggregate of 250,000 shares of our common stock at an exercise price of $4.25 per share (the “DPLC Restructuring Warrants”). See Note 14 for further discussion of the DPLC Restructuring Warrants.  Pursuant to the Termination Agreement, DPLC GP and DPLC released all partners of DPLC from their unfunded capital commitments to DPLC as of the date of the Termination Agreement. Effective as of March 31, 2010, DPLC made distributions of $9.0 million to Pegasus Deerfield and an amount equal to his entire capital account balance to Jonathan Trutter. DPLC GP also withdrew an amount equal to the entire portion of its capital account attributable to DLM’s investment in DPLC GP and distributed such amount to DLM, our wholly-owned subsidiary. During the three months ended June 30, 2010, DPLC made additional distributions to Pegasus Deerfield of $3.8 million. Pegasus Deerfield notified us that they intend to withdraw their entire remaining capital account balance, which was $5.2 million as of September 30, 2010.

Unaudited Pro Forma Financial Information

During the three and nine months ended September 30, 2010, we recognized net revenues of $1.7 million and $1.9 million, respectively, which are eliminated upon consolidation, and net income attributable to DFR of $1.3 million and $1.0 million, respectively, related to CNCIM. In addition, for the three and nine months ended September 30, 2010, we recorded a net loss of $6.5 million and $7.3 million, respectively, related to the consolidation of the four CNCIM CLOs.  For the three months ended September 30, 2010, the net loss of $6.5 million was comprised of net revenues of $12.4 million, expenses of $1.9 million and net losses of $17.0 million in net other income (expense) and gain (loss). For the nine months ended September 30, 2010, the net loss of $7.3 million was comprised of net revenues of $15.1 million, expenses of $2.2 million and net losses of $20.2 million in net other income (expense) and gain (loss). The following unaudited pro forma condensed combined financial information gives effect to the following transactions as if they had been completed as of the beginning of the periods presented: (1) the CNCIM Acquisition and issuance of the Acquisition Shares; (2) the issuance of the Convertible Notes; (3) the Senior Notes Discharge; (4) the Trust Preferred Exchange (as defined in Note 13); and (5) the DPLC Restructuring. This unaudited pro forma combined financial information is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the CNCIM Acquisition had been consummated during the period or as of the dates for which the pro forma data is presented, nor is it necessarily indicative of future operating results of DFR. The pro forma combined financial information for the three and nine months ended September 30, 2010 does not give effect to the application of ASC Topic 810 for the period prior to the CNCIM Acquisition as it relates to the four CNCIM CLOs.

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

	(In thousands, except for per share data)
Total net revenue	$35,690	$9,896	$95,177	$29,237
Net income (loss)	$(12,516)	$3,694	$(16,425)	$71,776
Net income (loss) attributable to Deerfield Capital Corp.	$(8,421)	$3,694	$1,827	$71,776
Net income (loss) attributable to Deerfield Capital Corp. per share - basic	$(0.74)	$0.33	$0.16	$6.36
Net income (loss) attributable to Deerfield Capital Corp. per share - diluted	$(0.74)	$0.27	$0.16	$4.75

4. DFR MM CLO AND THE CONSOLIDATED INVESTMENT PRODUCTS SEGMENT

DFR MM CLO

Although we consolidate 100% of the assets and liabilities of DFR MM CLO into our Principal Investing segment, our maximum exposure to loss on our investment in this entity is limited to our initial investment of $69.0 million ($50.0 million of preference shares and $19.0 million of debt). The economic impact of our investment in DFR MM CLO is determined by the cash distributed to us on our investment therein which, from the date of our initial investment through September 30, 2010, have totaled $31.5 million on our preference shares investment and $3.7 million in interest on our debt investment. DFR MM CLO’s debt holders have recourse only to the assets of the DFR MM CLO and not to our general assets. Our preference shares investment is subject to diversion of cash flows in accordance with the DFR MM CLO indenture.

For the three and nine months ended September 30, 2010, the net income of $1.3 million and $11.9 million, respectively, recorded in our condensed consolidated statements of operations for DFR MM CLO was not indicative of the cash distributions of $0.2 million and $8.1 million for the three and nine months ended September 30, 2010, respectively. These cash distributions included $7.5 million related to our investment in the preference shares for the nine months ended September 30, 2010, and $0.2 million and $0.6 million in interest on our investment in debt for the three and nine months ended September 30, 2010, respectively. We did not receive a cash distribution related to our investment in the preference shares in the third quarter.  However, we received a cash distribution of $7.5 million from DFR MM CLO in the fourth quarter, including a $7.3 million distribution related to our investment in the preference shares and $0.2 million in interest on our investment in debt. While we expect to receive future cash distributions on our investment in the preference shares, it is very difficult to predict the timing and amount of such future cash distributions. We consolidated assets of $286.8 million and liabilities of $217.9 million related to DFR MM CLO as of September 30, 2010.

The Consolidated Investment Products Segment

Beginning January 1, 2010, as a result of the adoption of the amendments to ASC Topic 810, we created our Consolidated Investment Products segment. As a result, we have consolidated the 11 CIP CDOs with non-recourse assets of $4.1 billion and non-recourse liabilities of $3.7 billion into our condensed consolidated financial statements as of September 30, 2010. There have been no changes to the terms of our management contracts with the CIP CDOs, the revenues we are contractually entitled to receive from the CIP CDOs or our exposure to liability with respect to the CIP CDOs. Although we consolidate 100% of the assets, liabilities and equity of the CIP CDOs, our maximum exposure to loss related to the CIP CDOs is limited to our investments and beneficial interests in the CIP CDOs of $8.3 million and management fee receivables of $1.4 million as of September, 30, 2010, which are eliminated upon consolidation, and future management fees.

The assets of each of the CIP CDOs are held solely as collateral to satisfy the obligations of the respective CIP CDO. We have no right to the benefits from, nor do we bear the risks associated with, the assets held by the CIP CDOs beyond our minimal direct investments and beneficial interests in, and management fees generated from, the CIP CDOs. If DFR were to liquidate, the assets of the CIP CDOs would not be available to the general creditors of DFR, and as a result, we do not consider them to be our assets. Additionally, the investors in the CIP CDOs have no recourse to our general assets for the debt issued by the CIP CDOs. Therefore, this debt is not our obligation.

We have elected the fair value option for all assets and liabilities of the CIP CDOs. We have determined that, although the junior tranches of the CIP CDOs have certain characteristics of equity, they should be recorded as debt on our balance sheet, as the subordinated notes have a stated maturity indicating a date on which they are mandatorily redeemable. The preference shares of the CIP CDOs are also classified as debt on our balance sheet, since redemption is required only upon liquidation or termination of the CDO and not upon liquidation or termination of DFR or DCM.

For the three and nine months ended September 30, 2010, the net loss of $4.1 million and $18.3 million, respectively, recorded in our condensed consolidated financial statements related to the CIP CDOs was not indicative of the cash flow distributions received from the CIP CDOs of $5.1 million and $12.4 million for the three and nine months ended September 30, 2010, respectively. For the three months ended September 30, 2010, the $5.1 million received from the CIP CDOs consisted of management fees of $4.5 million, equity distributions of $0.5 million and interest on our debt investments of $0.1 million. For the nine months ended September 30, 2010, the $12.4 million received from the CIP CDOs consisted of management fees of $11.5 million, equity distributions of $0.7 million and interest on our debt investments of $0.2 million. We consolidated assets of $4.1 billion, liabilities of $3.7 billion and equity of $0.4 billion related to the CIP CDOs as of September 30, 2010 despite the fact that the assets of the CIP CDOs are not available to us, nor are we obligated under the debt issued by the CIP CDOs. Upon consolidation, we eliminated management fee receivables of $1.4 million as of September 30, 2010 and management fee revenue of $4.4 million and $11.3 million related to the CIP CDOs for the three and nine months ended September 30, 2010, respectively.

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

The types of assets included in Level 1 generally are equity securities or derivatives listed on an active exchange. We held no Level 1 securities as of September 30, 2010.

Level 2—inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Our assets and liabilities that are generally included in this category are Agency RMBS, loans classified as either investments at fair value or loans held for sale where asset valuations are provided by independent pricing services, corporate bonds, long-term debt and interest rate derivatives.

Level 3—inputs to the valuation methodology include significant unobservable inputs to the fair value measurement. This includes situations where there is little, if any, market activity for the asset or liability.

Our assets and liabilities that are generally included in this category are non-Agency RMBS, corporate bonds, loans classified as either investments at fair value or loans held for sale where asset valuations are not provided by independent pricing services, warrants, long-term debt held in our Consolidated Investment Products segment and the Embedded Derivative. Level 3 also includes loans held for investment in periods when an impairment charge is taken.

Our full valuation methodology and accounting policy are discussed in the notes to the Consolidated Financial Statements included in our 2009 10-K.  There were no significant changes in our valuation methodologies during the three and nine months ended September 30, 2010.

We have recorded all assets and liabilities in our Consolidated Investment Products segment at fair value. We have not elected the fair value option for DFR MM CLO, which is included in our Principal Investing Segment. The amendments to ASC Topic 810 indicate that assets and liabilities of consolidated VIEs should be recorded at their carrying value as of the date that we became the primary beneficiary of the VIEs, provided such application is practicable. We have determined it is not practicable to initially record the CIP CDOs at their carrying value as they have never previously been required to satisfy GAAP or other reporting requirements.  In connection with the adoption of the amendments to ASC Topic 810, we have elected and applied the fair value option to measure, on an entity-by-entity basis, all of the eligible assets and liabilities of the CIP CDOs at fair value subsequent to the date of initial adoption of the amendments to ASC Topic 810, as we have also determined that measurement of the notes issued by the CIP CDOs at fair value better correlates with the fair value of the assets held by the CIP CDOs, which are held to provide the cash flows for the note obligations of the CIP CDOs.

The following is a description of the valuation methodologies used for instruments measured at fair value, including the general classification of such instruments pursuant to the valuation hierarchy described below based on their classification in the condensed consolidated balance sheet. Management, from time to time, may make adjustments to the valuation methodologies described below under certain market conditions. Management maintains a consistent policy and process for identifying when and how such adjustments should be made. To the extent that a significant fair value adjustment is made by management, the valuation classification would generally be considered Level 3 within the fair value hierarchy.

Investments at Fair Value

Investments at fair value include RMBS, loans and other investments held in DPLC and our Consolidated Investment Products segment, corporate bonds held in DFR MM CLO, beneficial interests in CDOs and contingent liabilities related to CDOs. The fair value for RMBS generally represents a modeled valuation, which includes spreads and prepayment rates which are observable in the market. Agency RMBS are classified as Level 2 within the fair value hierarchy. Loans and other investments held in DPLC and our Consolidated Investment Products segment and corporate bonds held in DFR MM CLO are generally priced at a composite of the mid-point in the bid-ask spread of dealer quotes or based on the composite price of a different tranche of the same security if dealer quotes are unavailable for the specific tranche we own. Loans and other investments held in DPLC and our Consolidated Investment Products segment and corporate bonds held in DFR MM CLO priced in this manner are classified as Level 2 within the fair value hierarchy. Where no such quotes are available, the price may be based on an internally developed model using composite or other comparable market data which could include unobservable market inputs. Loans and other investments held in DPLC and our Consolidated Investment Products segment priced in this manner are classified as Level 3 within the fair value hierarchy. Beneficial interests in CDOs and contingent liabilities related to CDOs are valued by management via internal models which could include unobservable market inputs and as such are also classified as Level 3 within the fair value hierarchy.

Derivative assets and liabilities

The derivatives held by us generally represent instruments traded in the over-the-counter market and are valued using internally developed market-standard models. The inputs to the valuation models for the interest rate swaps and caps represent observable market data available at commonly quoted intervals for the full terms of the contracts. All interest rate derivatives are classified as Level 2 within the fair value hierarchy. The valuation models for warrants may contain a significant level of unobservable inputs and are classified as Level 3 within the fair value hierarchy. The Embedded Derivative is valued by valuing the Convertible Notes and subsequently valuing the Convertible Notes eliminating the conversion right.  The difference represents the value of the Embedded Derivative.  The valuation of the Embedded Derivative is determined using a binomial tree model which may contain a significant level of unobservable inputs and is classified as Level 3 within the fair value hierarchy.

Loans held for sale

Loans held for sale are carried at the lower of cost or fair value. If the fair value of a loan is less than its cost basis, a valuation adjustment is recognized in the condensed consolidated statements of operations, and the loan’s carrying value is adjusted accordingly. The valuation adjustment may be recovered if the fair value increases, which is also recognized in the condensed consolidated financial statements. Loans held for sale are generally priced at a composite of the mid-point in the bid-ask spread of dealer quotes or based on the composite price of a different tranche of the same security if dealer quotes are unavailable for the specific tranche we own. As of September 30, 2010, we classify loans held for sale priced in this manner as Level 2 within the fair value hierarchy. Where no such quotes are available, the price may be based on an internally developed model using composite or other comparable market data which could include unobservable market inputs. Loans held for sale priced in this manner are classified as Level 3 within the fair value hierarchy.

Long-Term Debt held in our Consolidated Investment Products Segment

Long-term debt held in our Consolidated Investment Products segment includes the noncontrolling interest portion of the debt, including subordinated notes and preference shares of the CIP CDOs.  The fair value for long-term debt held in our Consolidated Investment Products segment generally represents a modeled valuation that utilizes inputs that are both observable and unobservable in the market. Long-term debt held in our Consolidated Investment Products segment priced in this manner is classified as Level 2 within the fair value hierarchy.  The preferred shares of CDOs within the long-term debt held in our Consolidated Investment Products segment are valued by management by considering, among other things, available broker quotes. If a broker quote is unavailable, the preferred shares of CDOs are valued using internally developed models that utilize composite or other comparable market data management believes would be used by market participants, which could include unobservable market inputs. Long-term debt held in our Consolidated Investment Products segment priced in this manner is classified as Level 3 within the fair value hierarchy.

Assets and liabilities measured at fair value on a recurring basis

The following table presents the financial instruments carried at fair value on a recurring basis, by caption in the condensed consolidated balance sheet and by level within the ASC Topic 820 valuation hierarchy, as of September 30, 2010, for our Principal Investing and Investment Management segments:

	Level 1	Level 2	Level 3	Carrying Value
	(In thousands)
Investments and derivative assets at fair value
RMBS	$—	$254,538	$—	$254,538
Loans	—	2,990	303	3,293
Other	—	9,313	—	9,313
Derivative assets	—	—	9	9
Total investments and derivative assets at fair value	$—	$266,841	$312	$267,153

Derivative liabilities	$—	$—	$13,899	$13,899

The following table presents the financial instruments carried at fair value on a recurring basis, by caption in the condensed consolidated balance sheet and by level within the ASC Topic 820 valuation hierarchy, as of September 30, 2010, for our Consolidated Investment Products segment:

	Level 1	Level 2	Level 3	Carrying Value
	(In thousands)
Investments and derivative assets at fair value
Loans	$—	$3,611,374	$15,183	$3,626,557
Corporate bonds	—	177,337	12,906	190,243
Other	—	7,496	11,593	19,089
Derivative assets		—	30	30
Total investments and derivative assets at fair value	$—	$3,796,207	$39,712	$3,835,919

Derivative liabilities	$—	$5,942	$—	$5,942
Long-term debt	—	3,417,656	156,442	3,574,098
Total financial instrument liabilities	$—	$3,423,598	$156,442	$3,580,040

Changes in Level 3 recurring fair value measurements

The table below includes a rollforward of the balance sheet amounts for the three months ended September 30, 2010 (including the change in fair value) for financial instruments classified within Level 3 of the valuation hierarchy for our Principal Investing and Investment Management segments:

						Changes in Unrealized
	Fair Value Measurements Using Significant Unobservable Inputs					Gains (Losses)
	Estimated	Net Realized/	Purchases, (Sales),	Net Transfers	Estimated	Related to Financial
	Fair Value	Unrealized	Issuances and	In (Out)	Fair Value	Instruments Held
	July 1, 2010	Gains (Losses) (1)	(Settlements), Net	of Level 3	September 30, 2010	at September 30, 2010 (1)
	(In thousands)
Investments and derivative assets at fair value
RMBS	$1,635	$(464)	$(1,171)	$—	$—	$—
Loans	634	15	(346)	—	303	15
Other	4,388	(2,001)	(2,387)	—	—	—
Derivative assets	29	(20)	—	—	9	(20)
Total investments and derivative assets at fair value	$6,686	$(2,470)	$(3,904)	$—	$312	$(5)

						Changes in Unrealized
	Fair Value Measurements Using Significant Unobservable Inputs					(Gains) Losses
	Estimated	Net Realized/	Purchases, (Sales),	Net Transfers	Estimated	Related to Financial
	Fair Value	Unrealized	Issuances and	In (Out)	Fair Value	Instruments Held
	July 1, 2010	(Gains) Losses (1)	(Settlements), Net	of Level 3	September 30, 2010	at September 30, 2010 (1)
	(In thousands)
Financial instrument liabilities
Derivative liabilities	$10,156	$3,743	$—	$—	$13,899	$3,743
Accrued and other liabilities	260	(20)	(240)	—	—	—
Total financial instrument liabilities	$10,416	$3,723	$(240)	$—	$13,899	$3,743

(1)                                  Net realized and unrealized gains (losses) are reported within net gain (loss) on investments, loans, derivatives and liabilities in the condensed consolidated statement of operations.

The table below includes a rollforward of the balance sheet amounts for the nine months ended September 30, 2010 (including the change in fair value) for financial instruments classified within Level 3 of the valuation hierarchy for our Principal Investing and Investment Management segments:

						Changes in Unrealized
	Fair Value Measurements Using Significant Unobservable Inputs					Gains (Losses)
	Estimated	Net Realized/	Purchases, (Sales),	Net Transfers	Estimated	Related to Financial
	Fair Value	Unrealized	Issuances and	In (Out)	Fair Value	Instruments Held
	January 1, 2010	Gains (Losses) (1)	(Settlements), Net	of Level 3	September 30, 2010	at September 30, 2010 (1)
	(In thousands)
Investments and derivative assets at fair value
RMBS	$2,631	$(551)	$(2,080)	$—	$—	$—
Loans	990	5	(692)	—	303	5
Other	2,597	(210)	(2,387)	—	—	(210)
Derivative assets	74	(65)	—	—	9	(65)
Total investments and derivative assets at fair value	$6,292	$(821)	$(5,159)	$—	$312	$(270)

						Changes in Unrealized
	Fair Value Measurements Using Significant Unobservable Inputs					(Gains) Losses
	Estimated	Net Realized/	Purchases, (Sales),	Net Transfers	Estimated	Related to Financial
	Fair Value	Unrealized	Issuances and	In (Out)	Fair Value	Instruments Held
	January 1, 2010	(Gains) Losses (1)	(Settlements), Net	of Level 3	September 30, 2010	at September 30, 2010 (1)
	(In thousands)
Financial instrument liabilities
Derivative liabilities	$—	$7,010	$6,889	$—	$13,899	$7,010
Accrued and other liabilities	364	(10)	(354)	—	—	—
Total financial instrument liabilities	$364	$7,000	$6,535	$—	$13,899	$7,010

(1)                                  Net realized and unrealized gains (losses) are reported within net gain (loss) on investments, loans, derivatives and liabilities in the condensed consolidated statement of operations.

The table below includes a rollforward of the balance sheet amounts for the three months ended September 30, 2010 (including the change in fair value) for financial instruments classified within Level 3 of the valuation hierarchy for our Consolidated Investment Products segment:

							Changes in Unrealized
	Fair Value Measurements Using Significant Unobservable Inputs						Gains (Losses)
	Estimated	Net Realized/	Purchases, (Sales),	Net Transfers		Estimated	Related to Financial
	Fair Value	Unrealized	Issuances and	In (Out)		Fair Value	Instruments Held
	July 1, 2010	Gains (Losses) (1)	(Settlements), Net	of Level 3		September 30, 2010	at September 30, 2010 (1)
	(In thousands)
Investments and derivative assets at fair value
Loans	$18,873	$(404)	$(489)	$(2,797	)(2)	$15,183	$(754)
Corporate bonds	13,293	1,114	(960)	(541	)(3)	12,906	239
Other	11,862	(269)	—	—		11,593	(269)
Derivative assets	27	3	—	—		30	3
Total investments and derivative assets at fair value	$44,055	$444	$(1,449)	$(3,338)		$39,712	$(781)

Changes in Unrealized
	Fair Value Measurements Using Significant Unobservable Inputs					(Gains) Losses
	Estimated	Net Realized/	Purchases, (Sales),	Net Transfers	Estimated	Related to Financial
	Fair Value	Unrealized	Issuances and	In (Out)	Fair Value	Instruments Held
	July 1, 2010	(Gains) Losses (1)	(Settlements), Net	of Level 3	September 30, 2010	at September 30, 2010 (1)
(In thousands)

Long-term debt	$128,683	$30,146	$(2,387)	$—	$156,442	$30,146

(1)                                  Net realized and unrealized gains (losses) are reported within net gain (loss) on investments, loans, derivatives and liabilities in the condensed consolidated statement of operations.

(2)                                  The net transfers out of Level 3 represent certain loans which were valued via a single dealer quote as of June 30, 2010 and priced at a composite of the mid-point in the bid-ask spread of dealer quotes as of September 30, 2010.

(3)                                  The net transfers out of Level 3 include certain bonds which were valued via a single dealer quote as of June 30, 2010 and priced at a composite of the mid-point in the bid-ask spread of dealer quotes as of September 30, 2010.

The table below includes a rollforward of the balance sheet amounts for the nine months ended September 30, 2010 (including the change in fair value) for financial instruments classified within Level 3 of the valuation hierarchy for our Consolidated Investment Products segment:

								Changes in Unrealized
	Fair Value Measurements Using Significant Unobservable Inputs							Gains (Losses)
	Estimated	Fair Value of CIP CDOs	Net Realized/	Purchases, (Sales),	Net Transfers		Estimated	Related to Financial
	Fair Value	Consolidated as of	Unrealized	Issuances and	In (Out)		Fair Value	Instruments Held
	January 1, 2010	June 9, 2010	Gains (Losses) (1)	(Settlements), Net	of Level 3		September 30, 2010	at September 30, 2010 (1)
	(In thousands)
Investments and derivative assets at fair value
Loans	$19,080	$1,497	$19	$5,049	$(10,462	)(2)	$15,183	$(784)
Corporate bonds	12,890	3,390	2,153	(4,986)	(541	)(3)	12,906	(493)
Other	477	11,641	(149)	—	(376	)(4)	11,593	(137)
Derivative assets	15	10	5	—	—		30	5
Total investments and derivative assets at fair value	$32,462	$16,538	$2,028	$63	$(11,379)		$39,712	$(1,409)

Changes in Unrealized
	Fair Value Measurements Using Significant Unobservable Inputs						(Gains) Losses
	Estimated	Fair Value of CIP CDOs	Net Realized/	Purchases, (Sales),	Net Transfers	Estimated	Related to Financial
	Fair Value	Consolidated as of	Unrealized	Issuances and	In (Out)	Fair Value	Instruments Held
	January 1, 2010	June 9, 2010	(Gains) Losses (1)	(Settlements), Net	of Level 3	September 30, 2010	at September 30, 2010 (1)
(In thousands)

Long-term debt	$45,414	$62,622	$50,793	$(2,387)	$—	$156,442	$50,793

(1)                                  Net realized and unrealized gains (losses) are reported within net gain (loss) on investments, loans, derivatives and liabilities in the condensed consolidated statement of operations.

(2)                                  The net transfers out of Level 3 include certain loans which were valued via internally developed models or a single dealer quote as of January 1, 2010 and priced at a composite of the mid-point in the bid-ask spread of dealer quotes as of September 30, 2010.

(3)                                  The net transfers out of Level 3 include certain bonds which were valued via a single dealer quote as of January 1, 2010 and priced at a composite of the mid-point in the bid-ask spread of dealer quotes as of September 30, 2010.

(4)                                  The net transfers out of Level 3 include certain other investments which were valued via a single dealer quote as of January 1, 2010 and priced at a composite of the mid-point in the bid-ask spread of dealer quotes as of September 30, 2010.

Assets measured at fair value on a nonrecurring basis

Certain assets are measured at fair value on a nonrecurring basis, meaning that the instruments are measured at fair value only in certain circumstances (for example, when held at the lower of cost or fair value). The following table presents the assets carried on the condensed consolidated balance sheet by caption and by level within the ASC Topic 820 valuation hierarchy for which a nonrecurring change in fair value was recorded during the three months ended September 30, 2010 for our Principal Investing and Investment Management segments:

	Level 1	Level 2	Level 3	Carrying Value
	(In thousands)
Loans held for sale	$—	$—	$72	$72
Loans held for investment, net of allowance for loan losses	—	—	5,912	5,912
Total assets at fair value on a nonrecurring basis	$—	$—	$5,984	$5,984

In the table above, “Loans held for sale” includes changes in fair value of loans which are carried on the condensed consolidated balance sheet at the lower of cost or fair value, and “Loans held for investment” represents loans for which a provision for loan losses was recorded during the three and nine months ended September 30, 2010.

The following table presents the total change in value of financial assets included in the table above for which a fair value adjustment was included in the condensed consolidated financial statements during the three and nine months ended September 30, 2010 for our Principal Investing and Investment Management segments:

	Three months ended	Nine months ended
	September 30, 2010	September 30, 2010
	(In thousands)
Loans held for sale (1)	$(38)	$(58)
Loans held for investment (2)	(3,105)	(3,257)
Total nonrecurring fair value losses	$(3,143)	$(3,315)

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

The carrying amounts and estimated fair values of our financial instruments as of September 30, 2010 for our Principal Investing and Investment Management segments, for which the disclosure of fair values is required, were as follows:

	As of September 30, 2010
		Estimated
	Carrying	Fair
	Value	Value
	(In thousands)
Financial assets:
Cash and cash equivalents (1)	$37,981	$37,981
Restricted cash and cash equivalents (1)	18,593	18,593
Investments and derivative assets at fair value (2)	267,153	267,153
Other investments (3)	1,412	1,412
Loans, net of allowance for loan losses (2) (3)	259,201	242,122

Financial liabilities:
Repurchase agreements (1)	241,346	241,346
Derivative liabilities (2)	13,899	13,899
Long-term debt:
Convertible notes (4)	16,660	17,556
Subordinated notes and securities (4) (5)	120,775	33,434
DFR MM CLO (4)	217,296	197,817

(1)                                  Carrying amounts approximate the fair value due to the short-term nature of these instruments.

(2)                                  The estimated fair values were determined in accordance with ASC Topic 820.

(3)                                  It was not practicable to estimate the fair value of certain loans and other investments because they are not traded in an active market; therefore, the carrying value has been used as an approximation of fair value for loans with a carrying value of $34.9 million and other investments with a carrying value of $1.4 million as of September 30, 2010. If an independent pricing service cannot provide fair value estimates for a given loan, we may determine estimated fair value based on some or all of the following: (a) current financial information of the borrowing company and performance against its operating plan; (b) changes in the fair value of collateral supporting the loan; (c) changes to the market for the borrowing company’s service or product and (d) present value of projected future cash flows.

(4)                                  The estimated fair values of the long-term debt were calculated utilizing comparable market data and internal and external models.

(5)                                  Subordinated notes and securities include both our trust preferred securities and our March Junior Subordinated Notes (as defined in Note 13).

The carrying amounts and estimated fair values of our financial instruments in our Consolidated Investment Products segment as of September 30, 2010 for which the disclosure of fair values is required were as follows:

	As of September 30, 2010
		Estimated
	Carrying	Fair
	Value	Value
	(In thousands)
Financial assets:
Restricted cash and cash equivalents (1)	$212,390	$212,390
Investments and derivative assets at fair value (2)	3,835,919	3,835,919

Financial liabilities:
Derivative liabilities (2)	5,942	5,942
Long-term debt (2)	3,574,098	3,574,098

(1)                                  Carrying amounts approximate the fair value due to the short-term nature of these instruments.

(2)                                  The estimated fair values were determined in accordance with ASC Topic 820.

The following table presents the realized and unrealized gains (losses) on investments at fair value as reported within net gain (loss) on investments, loans, derivatives and liabilities in our condensed consolidated statements of operations for the three and nine months ended September 30, 2010:

	For the three months ended September 30		For the nine months ended September 30,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Realized gains (losses)	$(631)	$2,378	$14,148	$2,030
Unrealized gains (losses)	71,820	605	86,322	7,264
Total gains (losses)	$71,189	$2,983	$100,470	$9,294

6. OTHER INVESTMENTS

As of September 30, 2010, we held certain other investments carried at cost less any adjustments for other-than-temporary impairment of $1.4 million. These investments consist of equity securities in the entities established in connection with the issuance of our trust preferred securities of $0.8 million and other common and preferred equity securities that are not traded in an active market with an original cost and carrying value of $0.6 million as of September 30, 2010. We previously held $3.7 million of equity securities in the entities established in connection with the issuance of the trust preferred securities; however, on March 4, 2010, $2.9 million of equity securities were cancelled in connection with the Trust Preferred Exchange as described in Note 13. The remaining $0.8 million of equity in securities established in connection with the issuance of the trust preferred securities were cancelled on October 20, 2010 in connection with the Trust Preferred Redemption-in-Kind as described in Note 20.

7. LOANS

The following summarizes our loans held for sale and loans held for investment as of September 30, 2010:

	Carrying Value
	Loans Held	Loans Held
Type of Loan	for Sale (1)	for Investment	Total
	(In thousands)
Corporate leveraged loans:
Loans held in DFR MM CLO (2)	$—	$267,881	$267,881
Other corporate leveraged loans	72	—	72
Commercial real estate loans (3)	—	350	350
	$72	268,231	268,303
Allowance for loan losses		(9,102)	(9,102)
		$259,129	$259,201

(1)                                  Carrying value of loans held for sale is lower of cost or estimated fair value.

(2)                                  Loans held in DFR MM CLO are reported gross of $8.8 million of allowance for loan losses as of September 30, 2010.

(3)                                  Commercial real estate loans are reported gross of $0.3 million of allowance for loan losses as of September 30, 2010.

The following summarizes our allowance for loan losses at September 30, 2010:

	Number	Par	Allowance
Type of Loan	of Loans	Value	for Loan Losses
		(In thousands)
Loans held in DFR MM CLO	5	$18,798	$(8,752)
Commercial real estate loans	1	1,000	(350)
Total	6	$19,798	$(9,102)

As of September 30, 2010, our loans held for sale and loans held for investment totaled $259.2 million, net of allowance for loan losses. Loans classified as held for sale and carried at the lower of cost or estimated fair value totaled $0.1 million, net of a valuation allowance of $0.6 million, as of September 30, 2010. Loans classified as held for investment were carried at amortized cost of $268.2 million, less an allowance for loan losses of $9.1 million, as of September 30, 2010. For the three and nine months ended September 30, 2010, the average net carrying value of impaired loans was $7.0 million and $5.6 million, respectively.

As of September 30, 2010, we held certain loans that allow the borrower to satisfy interest accruals by increasing the outstanding principal balance of the loan. For the three and nine months ended September 30, 2010, interest receivables were satisfied through increases to the loans’ outstanding principal balances in the amount of $0.3 million and $1.0 million, respectively.

Loans held in DFR MM CLO are considered to be held for investment and are reported at amortized cost with an allowance for loan losses, if necessary, unless we decide to sell one of these loans, in which case the loan is transferred to loans held for sale and carried at the lower of cost or estimated fair value.

The following summarizes the activity within the allowance for loan losses for the nine months ended September 30, 2010 and 2009:

	Allowance for Loan Losses
	2010	2009
	(In thousands)
Allowance for loan losses at January 1	$15,889	$19,979
Provision for loan losses	7,590	15,452
Charge-offs	(14,369)	(11,300)
Recoveries	(8)	—
Allowance for loan losses at September 30	$9,102	$24,131

We did not recognize $0.9 million and $2.7 million of interest income earned, but not yet received, on loans held for investment for the three months and nine months ended September 30, 2010, respectively, as a result of the placement of these loans on non-accrual status. In addition, we did not recognize $0.5 million and $1.5 million of interest income earned, but not yet received, on loans held for sale for the three and nine months ended September 30, 2009, respectively, as a result of the placement of these loans on non-accrual status. Our loans held for investment, loans held for sale and loans classified as investments at fair value are diversified over many industries, and, as such, we do not believe we have any significant concentration risk associated with the composition of the loan portfolio.

8. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Derivative instruments are carried at fair value as discussed in Note 5.  The following table is a summary of our derivative instruments as of September 30, 2010 for our Principal Investing segment:

	Number of	Notional			Estimated Net
	Contracts	Amount	Assets	Liabilities	Fair Value
		(In thousands)
Warrants	3	n/a	$9	$—	$9
Embedded Derivative	1	n/a	—	(13,899)	(13,899)
	4	$—	$9	$(13,899)	$(13,890)

n/a—not applicable

The following table is a summary of our derivative instruments as of September 30, 2010 for our Consolidated Investment Products segment:

	Number of	Notional			Estimated Net
	Contracts	Amount	Assets	Liabilities	Fair Value
		(In thousands)
Interest rate swap	1	123,000	$—	$(5,942)	$(5,942)
Warrants	9	n/a	30	—	30
	10	$123,000	$30	$(5,942)	$(5,912)

n/a—not applicable

The following table is a summary of the net (gain) loss on derivatives included in net gain (loss) on investments, loans, derivatives and liabilities in the condensed consolidated statements of operations:

	For the three months ended September 30		For the nine months ended September 30,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Interest rate swaps	$(233)	$(71)	$(802)	$2,696
Credit default swaps	—	—	—	(119)
Interest rate cap	—	1	—	1
Warrants	(17)	13	(60)	(58)
Embedded Derivative	(3,743)	—	(7,010)	—
Net gain (loss) on derivatives	$(3,993)	$(57)	$(7,872)	$2,520

Interest Rate Swaps

Historically, in certain circumstances, when a fixed-rate or hybrid adjustable-rate RMBS was funded by a short-term borrowing, our Principal Investing segment entered into interest rate swap agreements that effectively fixed a portion of the borrowing costs for a period close to the anticipated weighted-average life of the fixed-rate portion of the related RMBS. This strategy was designed to protect a portion of our portfolio from increased funding costs due to rising interest rates because the borrowing costs were not fixed for the duration of the fixed-rate period of the related RMBS. We held no interest rate swaps in our Principal Investing Segment as of September 30, 2010, as our remaining interest rate swap matured during the three months ended September 30, 2010.

With respect to our Consolidated Investment Products segment, interest rate swaps may be entered into by a CDO to protect it from a mismatch between any fixed interest rates on its assets and the floating interest rates on its debt. No interest rate swaps held in the Consolidated Investment Products segment were initiated, terminated or matured during the three or nine months ended September 30, 2010. The weighted average fixed rate payable on the interest rate swap in our Consolidated Investment Products segments as of September 30, 2010 was 5.96%.

Interest Rate Cap

Our interest rate cap was structured such that we received payments based on the spread in rates if the three-month London Interbank Offered Rate (“LIBOR”) rate increased above a certain contractual rate, and we made payments based on a nominal fixed interest rate. This interest rate cap was entered into to manage interest rate exposure in DFR MM CLO and matured during the three months ended September 30, 2010.

Embedded Derivative

Our Convertible Notes contain a conversion feature with certain antidilution provisions that cause the conversion feature to be deemed an embedded derivative instrument. See Note 3 for additional discussion concerning the Convertible Notes and the Embedded Derivative.

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

9. NET GAIN (LOSS) ON INVESTMENTS, LOANS, DERIVATIVES AND LIABILITIES

The following table is a summary of the components of our net gain (loss) on investments, loans, derivatives and liabilities:

	For the three months ended September 30		For the nine months ended September 30,
	2010	2009	2010	2009
	(In thousands)

Net loss on available-for-sale securities	$—	$—	$—	$(31)
Net gain on investments at fair value	71,189	2,983	100,470	9,294
Net loss on liabilities at fair value	(100,652)	—	(173,706)	—
Net gain on loans	432	539	7,423	31,230
Net gain (loss) on derivatives	(3,993)	(57)	(7,872)	2,520
Net gain (loss) on investments, loans, derivatives and liabilities	$(33,024)	$3,465	$(73,685)	$43,013

10. EQUIPMENT AND IMPROVEMENTS

On November 27, 2009, we entered into an amendment to our original office lease agreement dated July 11, 2005. Pursuant to the amendment, on April 30, 2010, we relocated to new office space in the same building. The new term of the lease will expire on February 28, 2021. As a result of our relocation, our annual rent expense under the lease will be reduced by approximately $1.3 million. In addition, the letter of credit constituting our security deposit under the lease was reduced from approximately $1.3 million as of December 31, 2009 to approximately $0.5 million as of September 30, 2010.

In connection with the amendment, we recognized a non-cash acceleration of depreciation and amortization expense related to certain leasehold improvements and equipment on the original premises as a result of a shorter estimated life for the use of those assets. The total impact of the acceleration of the depreciation and amortization expense was approximately $6.9 million, which we expensed ratably from the date the amendment was signed (November 27, 2009) to the date on which we vacated the original premises (April 30, 2010). The impact of the accelerated depreciation for the nine months ended September 30, 2010 was approximately $5.5 million. During the three and nine months ended September 30, 2010, we also invested $0.5 million and $1.8 million, respectively, in additions to leasehold improvements, equipment, and furniture and fixtures related to the new premises.

11. REPURCHASE AGREEMENTS

Repurchase agreements are short-term borrowings from financial institutions that bear interest at rates that have historically moved in close relationship with one-month, two-month or three-month LIBOR. As of September 30, 2010, we had repurchase agreements outstanding with four counterparties in the amount of $241.3 million with a weighted-average borrowing rate of 0.32% and remaining weighted average maturity of 19 days. During the nine months ended September 30, 2010, repurchase agreement liabilities decreased by $50.1 million, primarily as a result of net RMBS sales and paydowns, which resulted in associated repurchase agreement reductions. As of September 30, 2010, the fair value of securities pledged minus repurchase agreement liabilities and related accrued interest payable was $14.1 million. At September 30, 2010, 68.4% of our repurchase agreement liabilities were concentrated with one counterparty. See Note 12 for additional discussion concerning securities received and pledged as collateral.

12. SECURITIES RECEIVED AND PLEDGED AS COLLATERAL

To the extent that we receive securities as collateral in connection with derivative and repurchase agreement transactions, we are generally permitted to sell or repledge these securities. As of September 30, 2010, we did not have any such securities held as collateral. We also pledge our own assets to collateralize our repurchase agreements and derivative transactions. These owned and pledged securities, where the counterparty has the right by contract or custom to sell or repledge the financial instruments, were approximately $255.4 million as of September 30, 2010 and consisted of securities pledged as initial collateral on repurchase agreements.

13. LONG-TERM DEBT

The following table summarizes our long-term debt as of September 30, 2010:

		Current
	Carrying	Weighted Average	Weighted Average
	Value	Borrowing Rate	Remaining Maturity
	(In thousands)		(In years)
Recourse:
Trust Preferred Securities	$25,775	3.98%	25.1
March Junior Subordinated Notes	95,000	1.00%	25.1
Convertible Notes (1)	16,660	8.00%	7.2
Total Recourse	137,435	2.41%	22.9
Non-Recourse:
DFR MM CLO (2)	217,296	1.24%	8.8
Consolidated Investment Products (3)	3,574,098	1.03%	8.7
Total Non-Recourse	3,791,394	1.04%	8.7
Total long-term debt	$3,928,829	1.09%	9.2

(1)         The Convertible Notes principal outstanding of $25.0 million is presented net of an $8.3 million discount. The Convertible Notes currently pay interest at the 8.00% stated rate; however, including the discount, the effective rate of interest is 18.14%.

(2)         Excludes $19.0 million of DFR MM CLO debt that is owned by us and eliminated upon consolidation. Had this debt been included, the weighted-average borrowing rate would have been 1.50% as of September 30, 2010.

(3)         Long-term debt of the CIP CDOs is recorded at fair value.  This includes the fair value of the preference shares issued by the CIP CDOs in the carrying value.  However, the preference shares do not have a stated interest rate and are therefore excluded from the calculation of the weighted average borrowing rate. The par value of the CIP CDOs long-term debt (including preference shares) was $4.2 billion.

Recourse Debt

Recourse debt refers to debt where the lenders have recourse to our unencumbered assets to satisfy our obligations under such debt.

Junior Subordinated Notes and Trust Preferred Securities

On March 4, 2010, we entered into an exchange agreement with the holders of our trust preferred securities to exchange $95.0 million of the $120.0 million aggregate outstanding principal amount of trust preferred securities previously issued by our three wholly-owned indirect subsidiaries, Deerfield Capital Trust I, Deerfield Capital Trust II and Deerfield Capital Trust III, for $95.0 million aggregate principal amount of junior subordinated notes (the “March Junior Subordinated Notes”) issued by us (the “Trust Preferred Exchange”). The Trust Preferred Exchange was completed on March 4, 2010. In connection with the Trust Preferred Exchange, $2.9 million of equity securities in the entities established in connection with the issuance of the exchanged trust preferred securities and previously included in long-term debt were cancelled.  On October 20, 2010, the remaining $25.0 million in principal amount of trust preferred securities issued by Deerfield Capital Trust I was redeemed-in-

kind for $25.0 million in principal amount of junior subordinated notes (“October Junior Subordinated Notes”) in the Trust Preferred Redemption-in-Kind described in Note 20. Following the redemption-in-kind, we no longer have any trust preferred securities outstanding.

The March Junior Subordinated Notes are governed by a junior subordinated indenture (the “March Note Indenture”), dated March 4, 2010, between us and The Bank of New York Mellon Trust Company, National Association, as trustee. Pursuant to the March Note Indenture, the March Junior Subordinated Notes bear interest at a fixed rate of 1.00% per annum from the date of issuance through April 30, 2015 as a result of the CNCIM Acquisition and the related strategic transactions, which collectively qualified as a Credit Enhancing Transaction (as defined in the March Note Indenture). Thereafter, the March Junior Subordinated Notes will be subject to a variable interest rate equal to LIBOR plus 2.58% per annum, until maturity on October 30, 2035. The covenants contained in the March Note Indenture are substantially less restrictive than the covenants contained in the indentures governing the trust preferred securities.

The March Note Indenture contains certain restrictive covenants including (i) a covenant that requires all asset management activities to be conducted by DFR and its subsidiaries, and which permits us to sell equity and material assets of DCM only if all asset management fees and proceeds from equity and asset sales are subject to the limits on restricted payments set forth in the March Note Indenture, (ii) a debt covenant that permits DFR and DCM to incur indebtedness only if the proceeds of such indebtedness are subject to the limits on restricted payments set forth in the March Note Indenture and (iii) a restricted payments covenant that restricts our ability to pay dividends or make distributions in respect of our equity securities, subject to a number of exceptions and conditions.

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

The Convertible Notes Agreement contains customary covenants including (i) that we will not, and will not permit any of our subsidiaries to, incur any indebtedness that is contractually subordinated in right of payment to other indebtedness of ours unless such indebtedness is also contractually subordinated in right of payment to the Convertible Notes on substantially similar terms; (ii) that we will not consolidate or merge with or into another person or sell, transfer or otherwise dispose of all or substantially all of our assets to another person unless certain conditions are satisfied; (iii) that, upon a change of control, we will offer to repurchase all or any part of the Convertible Notes of each holder of Convertible Notes at a purchase price in cash equal to 100% of the aggregate principal amount of the Convertible Notes repurchased, plus accrued and unpaid interest; and (iv) that we will use commercially reasonable efforts to keep the Conversion Shares listed on the NASDAQ Stock Market or another securities exchange on which our common stock is listed or quoted.

Senior Notes

We used the proceeds of the issuance of the Convertible Notes together with other available funds to complete the Senior Notes Discharge on June 9, 2010 as discussed in Note 3. We recorded a $17.4 million gain on the condensed consolidated statements of operations related to the Senior Notes Discharge.

Non-Recourse Debt

Non-recourse debt refers to debt where the lenders have recourse only to specific assets pledged as collateral to the lenders, such as the debt issued by the CIP CDOs and DFR MM CLO. The lenders of non-recourse debt have no recourse to our general assets. None of our non-recourse debt is subject to potential margin calls for additional pledges of cash or assets.

DFR MM CLO

The carrying value of the assets held in DFR MM CLO, which are the only assets to which DFR MM CLO’s debt holders have recourse for repayment, was $286.8 million as of September 30, 2010.

Consolidated Investment Products

During the three and nine months ended September 30, 2010, the CIP CDOs paid down $18.7 million and $124.3 million, respectively, of their outstanding debt. The carrying value of the assets held in the CIP CDOs, which are the only assets to which the CIP CDO debt holders have recourse for repayment, was $4.1 billion as of September 30, 2010.

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

Performance Shares

During the nine months ended September 30, 2010, we granted 11,111 restricted stock units (the “Performance Shares”) to each of the eight non-employee directors of our Board as a component of their compensation. We recorded $0.4 million in expense within other general and administrative expense on the condensed consolidated statement of operations during the nine months ended September 30, 2010 related to these grants.  Each of the Performance Shares represents the right to receive one share of our common stock on June 16, 2013, subject to forfeiture and acceleration upon the occurrence of certain specified events. The number of Performance Shares granted to each non-employee director is subject to adjustment for dividends or other distributions paid between June 16, 2010 and June 16, 2013 and may also be adjusted, as determined by the Board, in connection with any stock dividends, stock splits, subdivisions or consolidations of shares (including reverse stock splits) or similar changes in our capitalization.

The following table summarizes our Performance Shares activity for the nine months ended September 30, 2010:

Performance shares as of January 1, 2010	308,164
Granted	88,888
Performance shares as of September 30, 2010	397,052

Restricted Stock Grants

As of January 1, 2010, we had one nonvested restricted stock grant outstanding related to 433 shares of our common stock.  All of the 433 shares associated with the restricted stock grant vested during the nine months ended September 30, 2010, and we no longer have any outstanding restricted stock grants.

Warrants

On April 14, 2009, we announced the formation of DPLC, our investment venture with Pegasus. In connection with the formation of DPLC, we issued to Pegasus Deerfield, an affiliate of Pegasus, (i) a five-year warrant to purchase 2,500,000 shares of our common stock at an exercise price of $4.25 per share (“Warrant A”) and (ii) a five-year warrant to purchase 500,000 shares of our common stock at an exercise price of $10.00 per share (“Warrant B” and, together with Warrant A, the “Warrants”). On March 21, 2010, we entered into the Termination Agreement with the Pegasus Parties, the Deerfield Parties and Jonathan Trutter, our CEO, pursuant to which, among other things, the Deerfield Parties and the Pegasus Parties agreed to cancel the Warrants. We also granted certain of the Pegasus Parties and their affiliates the DPLC Restructuring Warrants, which are fully vested warrants to purchase 250,000 shares of our common stock at an exercise price of $4.25 per share. For the nine months ended September 30, 2010, we recognized $0.5 million of warrant expense related to the DPLC Restructuring Warrants in other general and administrative expense in the condensed consolidated statement of operations. See Note 3 for more details regarding the DPLC Restructuring.

15. COMPUTATION OF NET INCOME (LOSS) PER SHARE

The following table presents the calculation of basic and diluted net income (loss) per share:

	For the three months ended September 30		For the nine months ended September 30,
	2010	2009	2010	2009
	(In thousands, except per share data)		(In thousands, except per share data)

Net income (loss)	$(12,016)	$1,924	$(7,930)	$63,369
Net (income) loss attributable to noncontrolling interest and Consolidated investment Products	3,997	(108)	17,631	2,852
Net income (loss) attributable to Deerfield Capital Corp.	$(8,019)	$1,816	$9,701	$66,221

Weighted average shares used in basic calculation	11,398	6,763	8,699	6,732
Diluive effect of:
Warrants	—	—	41	—
Weighted average shares used in diluted calculation	11,398	6,763	8,740	6,732

Net income attributable to Deerfield Capital Corp. per share - basic	$(0.70)	$0.27	$1.12	$9.84

Net income attributable to Deerfield Capital Corp. per share - diluted	$(0.70)	$0.27	$1.11	$9.84

For the three and nine months ended September 30, 2010, the 4,132,231 Conversion Shares related to the Convertible Notes were excluded from the calculation of diluted net income (loss) per share because their effect was anti-dilutive under the if-converted method. For the three months ended September 30, 2010, the 250,000 DPLC Restructuring Warrants issued and vested on March 22, 2010 in connection with the Termination Agreement were excluded from the calculation of diluted net income (loss) per share because their effect was anti-dilutive under the treasury stock method.  For the nine months ended September 30, 2010, the 250,000 DPLC Restructuring Warrants were included in the calculation of diluted net income (loss) per share because there effect was dilutive under the treasury stock method.

For the three and nine months ended September 30, 2010 and 2009, Performance Shares were included in the weighted average shares calculations. For the three and nine months ended September 30, 2009, restricted stock grants for 433 shares of our common stock were not included in the calculation of diluted net income (loss) per share because their effect was anti-dilutive under the treasury stock method.

16. INCOME TAXES

We record deferred income taxes in accordance with ASC Topic 740 — Income Taxes (“ASC Topic 740”). We record deferred tax assets and liabilities for the future tax consequences attributable to differences between the GAAP carrying amounts and their respective income tax bases. As required by ASC Topic 740, we evaluated the likelihood of realizing tax benefits in future periods, which requires the recognition of a valuation allowance to reduce any deferred tax assets to an amount that is more likely than not to be realized. As of September 30, 2010, we continued to record a full valuation allowance on our net deferred tax asset. Accordingly, as of September 30, 2010, we have recognized a gross deferred tax asset of

$77.5 million, a deferred tax liability of $8.0 million and a valuation allowance for deferred tax assets in the amount of $69.5 million.

Under ASC Topic 740, we are required to identify and consider all available evidence, both positive and negative, in determining whether it is more likely than not that all or some portion of the deferred tax assets will not be realized. We will continue to reassess our ability to recognize additional deferred tax assets, and if management concludes, after evaluation of all positive and negative evidence, that realization of the deferred tax asset is more likely than not, then we will remove some or all of the valuation allowance and recognize a deferred tax asset at that time, which will impact our recorded income tax expense or benefit on the condensed consolidated statements of operations.

The issuance of the Acquisition Shares resulted in an ownership change as defined in Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Ownership Change”). As a result of the occurrence of the Ownership Change, our ability to use our net operating losses (“NOLs”), net capital losses (“NCLs”) and certain recognized built-in losses to reduce our taxable income in future years is generally limited to an annual amount (the “Section 382 Limitation”) equal to the fair market value of our common stock immediately prior to the Ownership Change, subject to certain adjustments, multiplied by the long-term tax-exempt interest rate, which for the month of June was 4.01%.  NOLs and NCLs that exceed the Section 382 Limitation in any year will continue to be allowed as carryforwards for the remainder of the carryforward period; however, if the carryforward period for any NOL or NCL expires before that loss is fully utilized, the unused portion will provide no future benefit.

For periods prior to the Ownership Change, the utilization of NOLs and NCLs resulted in no provision for federal or state income taxes.  Because of the Ownership Change and Section 382 Limitation, we no longer can offset all of our federal taxable income with our NOLs and NCLs; therefore, we are required to pay current federal taxes on our net taxable income.  As we continue to record a full valuation allowance on our net deferred tax assets, the provision for income taxes of $1.7 million for the three and nine months ended September 30, 2010 represents our current liability for federal income taxes. Our state NOLs and NCLs are not subject to the Section 382 Limitation, which means that our state NOLs and NCLs are able to offset our state net taxable income, and, as such, we have recorded no state income tax expense for the three and nine months ended September 30, 2010.

17. SEGMENT REPORTING

Our business consists of three reportable segments: Investment Management, Principal Investing and Consolidated Investment Products. We evaluate the performance of our Investment Management and Principal Investing segments (“DFR Operations”) based on segment results, expenses and revenues. We separately evaluate our Consolidated Investment Products segment based on its results, expenses and revenues, as our Consolidated Investment Products segment consists exclusively of the CIP CDOs. The results for all segments also include direct and allocated expenses and revenues. The following table provides a breakdown of our condensed consolidated statements of operations into segment-based components. DFR Operations for the three and nine months ended September 30, 2010 is comparable to our consolidated GAAP results for periods prior to January 1, 2010.

The following summarizes the financial information concerning our reportable segments (as described in Note 1):

	For the three months ended September 30, 2010
	DFR Operations			Consolidated
	Investment Management (1)	Principal Investing (1)	Total DFR Operations	Investment Products	Eliminations		Consolidated DFR
	(In thousands)
Interest income	$(202)	$7,369	$7,167	$42,276	$(117	)(2)	$49,326
Interest expense	91	2,320	2,411	10,263	140	(2)	12,814
Net interest income (expense)	(293)	5,049	4,756	32,013	(257)		36,512
Provision for loan losses	—	3,105	3,105	—	—		3,105
Net interest income (expense) after provision for loan losses	(293)	1,944	1,651	32,013	(257)		33,407
Investment advisory fees	6,780	—	6,780	—	(4,402	)(3)	2,378
Total net revenues	$6,487	$1,944	$8,431	$32,013	$(4,659)		$35,785
Depreciation and amortization	$1,931	$—	$1,931	$—	$—		$1,931
Income tax expense	$—	$1,699	$1,699	$—	$—		$1,699
Net loss	$(3,511)	$(3,644)	$(7,155)	$(4,096)	$(765	)(4)	$(12,016)

	For the three months ended September 30, 2009
	DFR Operations
	Investment Management (1)	Principal Investing (1)	Consolidated DFR
	(In thousands)
Interest income	$10	$10,829	$10,839
Interest expense	1,191	2,675	3,866
Net interest income (expense)	(1,181)	8,154	6,973
Provision for loan losses	—	4,226	4,226
Net interest income (expense) after provision for loan losses	(1,181)	3,928	2,747
Investment advisory fees	3,949	—	3,949
Total net revenues	$2,768	$3,928	$6,696
Depreciation and amortization	$1,630	$—	$1,630
Income tax expense	$—	$75	$75
Net income (loss)	$(2,457)	$4,381	$1,924

	For the nine months ended September 30, 2010
	DFR Operations			Consolidated
	Investment Management (1)	Principal Investing (1)	Total DFR Operations	Investment Products	Eliminations		Consolidated DFR
	(In thousands)
Interest income	$12	$23,455	$23,467	$94,985	$(441)	(2)	$118,011
Interest expense	2,329	5,700	8,029	20,935	(184)	(2)	28,780
Net interest income (expense)	(2,317)	17,755	15,438	74,050	(257)		89,231
Provision for loan losses	—	7,582	7,582	—	—		7,582
Net interest income (expense) after provision for loan losses	(2,317)	10,173	7,856	74,050	(257)		81,649
Investment advisory fees	20,327	—	20,327	—	(11,271)	(3)	9,056
Total net revenues	$18,010	$10,173	$28,183	$74,050	$(11,528)		$90,705
Depreciation and amortization	$10,694	$—	$10,694	$—	$—		$10,694
Income tax expense	$2	$1,699	$1,701	$—	$—		$1,701
Net income (loss)	$7,665	$3,423	$11,088	$(18,253)	$(765)	(4)	$(7,930)

As of September 30, 2010
(In thousands)
Identifiable assets	$54,608	$615,239	$669,847	$4,088,180	$(9,738	)(5)	$4,748,289

	For the nine months ended September 30, 2009
	DFR Operations
	Investment Management (1)	Principal Investing (1)	Consolidated DFR
	(In thousands)
Interest income	$72	$38,647	$38,719
Interest expense	3,849	12,682	16,531
Net interest income (expense)	(3,777)	25,965	22,188
Provision for loan losses	—	15,452	15,452
Net interest income (expense) after provision for loan losses	(3,777)	10,513	6,736
Investment advisory fees	12,695	—	12,695
Total net revenues	$8,918	$10,513	$19,431
Depreciation and amortization	$4,894	$—	$4,894
Income tax expense	$28	$225	$253
Net income (loss)	$(9,245)	$72,614	$63,369

As of September 30, 2009
(In thousands)
Identifiable assets	$47,652	$692,480	$740,132

(1)                                 Excludes intercompany investment advisory fee revenues of our Investment Management segment and corresponding intercompany management fee expense of our Principal Investing segment related to the management agreement between the two segments of $0.8 million and $2.1 million for the three and nine months ended September 30, 2010, respectively, and $1.3 million and $4.2 million for the three and nine months ended September 30, 2009, respectively.

(2)                                 Primarily represents interest income earned by our Principal Investing segment on its investments in our Consolidated Investment Products segment debt and the corresponding interest expense recorded in our Consolidated Investment Products segment.

(3)                                 Primarily represents fees charged to our Consolidated Investment Products segment by our Investment Management segment for investment advisory services.

(4)                                 Primarily represents distributions received by our Principal Investing segment on its investments in our Consolidated Investment Products preference shares.

(5)                                 Primarily represents the elimination of Investment Management segment and Principal Investing segment investments in CIP CDOs of $8.3 million and the receivable for fees charged to our Consolidated Investment Products segment by our Investment Management segment of $1.4 million.

Our Principal Investing segment results of operations include the financial results of DFR MM CLO and DPLC for the three and nine months ended September 30, 2010 and 2009.

18. SALE OF RPM

On September 30, 2010, we sold the portfolio management product known as Return Profile Management (“RPM”) and ceased management of our separately managed accounts related to the RPM strategy. As a result of the sale, during the three months ended September 30, 2010, we recognized a loss in the form of an impairment charge of $2.4 million on the intangible assets associated with the asset management contracts for the separately managed accounts.

19. COMMITMENTS AND CONTINGENCIES

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

As a result of the SEC’s investigation, DFR determined that it was appropriate to establish a reserve of $1.3 million as of June 30, 2010 which is included in other, net in the condensed consolidated statements of operations, which represents its current best estimate of the probable loss associated with DFR’s resolution of this matter with the SEC.  There can be, however, no assurance that the amount reserved will be sufficient, and DFR cannot predict when or how this matter will be resolved.

In the ordinary course of business, we may be subject to legal and regulatory proceedings that are generally incidental to our ongoing operations. While there can be no assurance of the ultimate disposition of such proceedings, we do not believe their disposition will have a material adverse effect on our condensed consolidated financial statements.

20. SUBSEQUENT EVENTS

On October 20, 2010, we redeemed-in-kind the $25.0 million of aggregate outstanding principal amount of trust preferred securities issued in 2005 by Deerfield Capital Trust I for $25.0 million in aggregate principal of October Junior Subordinated Notes (the “Trust Preferred Redemption-in-Kind”). In connection with the Trust Preferred Redemption-in-Kind, $0.8 million of equity securities in Deerfield Capital Trust I which are included in long-term debt were cancelled. Following the Trust Preferred Redemption-in-Kind, we no longer have any trust preferred securities outstanding.

The October Junior Subordinated Notes we issued in connection with the Trust Preferred Redemption-in-Kind are governed by a junior subordinated indenture (the “October Note Indenture”), dated October 20, 2010, between us and The Bank of New York Mellon Trust Company, National Association, as trustee. Consistent with the terms of the trust preferred securities that were redeemed, the October Junior Subordinated Notes bear interest at an annual rate of LIBOR plus 3.50% and mature on October 30, 2035. With the exception of the interest rate, the terms of the October Junior Subordinated Notes are substantially similar to those of the March Junior Subordinated Notes issued on March 4, 2010 as part of the Trust Preferred Exchange. The covenants contained in both the March Note Indenture and the October Note Indenture are substantially less restrictive than the covenants contained in the indentures governing the trust preferred securities.

There have been no other significant subsequent events since September 30, 2010 that require adjustment to or additional disclosure in these financial statements.

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

Overview

We are a Maryland corporation with an Investment Management segment that manages approximately $9.6 billion of client assets as of October 1, 2010, including bank loans and other corporate debt, residential mortgage-backed securities (“RMBS”), government securities and asset-backed securities (“ABS”). Certain of these client assets, which we are required to consolidate, constitute our Consolidated Investment Products segment. In addition, through our Principal Investing segment, we manage our own assets, which are comprised primarily of fixed income investments, including bank loans and other corporate debt and Agency RMBS (as defined below), and totaled $535.0 million as of September 30, 2010.

Our Business

We have three business segments: Investment Management, Principal Investing and Consolidated Investment Products. Our Investment Management segment earns investment advisory fees for managing investment accounts, including collateralized debt obligations (“CDOs”) and other investment vehicles. We are required to consolidate 11 of the CDOs managed by our Investment Management segment because we are deemed to be the primary beneficiary of these variable interest entities. These 11 CDOs (the “CIP CDOs”) constitute our Consolidated Investment Products segment. Our Principal Investing segment maintains an investment portfolio comprised primarily of bank loans and other corporate debt and Agency RMBS (as defined below).

Investment Management Segment

Our Investment Management segment is operated through DCM and its wholly-owned subsidiary, Columbus Nova Credit Investments Management LLC (“CNCIM”). Unless otherwise noted or the context otherwise requires, references to DCM’s investment management activities include the activities of CNCIM. Through our Investment Management segment, we manage investment accounts for various types of clients, including CDOs and other investment vehicles. These clients are collective investment vehicles that pool the capital contributions of multiple investors, which are typically institutional investors.  We specialize in managing fixed income investments, including corporate debt, RMBS, government securities and ABS.

Our primary source of revenue from our Investment Management segment is the investment advisory fees paid by the accounts we manage. These fees typically consist of management fees based on the account’s assets and, in some cases, performance fees based on the profits we generate for the account.

Principal Investing Segment

Our Principal Investing segment manages our own assets, which are comprised primarily of fixed income investments, including bank loans and other corporate debt and Agency RMBS. We refer to our investments in senior secured loans (first lien and second lien term loans), senior subordinated debt facilities and other junior securities as “Corporate Loans.” “Agency RMBS” are RMBS backed by mortgage loans and guaranteed as to principal and interest by either federally chartered entities or the U.S. government.

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

Consolidated Investment Products Segment

Our Consolidated Investment Products segment consists of the CIP CDOs, which we are required to consolidate pursuant to the amendments to the consolidation guidance in the Financial Accounting Standards Board Accounting Standards Codification Topic 810—Consolidation (“ASC Topic 810”), as amended by Accounting Standards Update 2009-17, which became effective January 1, 2010. The assets of the CIP CDOs are held solely as collateral to satisfy the obligations of the CIP CDOs. We have no right to the benefits from, nor do we bear the risks associated with, the assets held by the CIP CDOs, beyond our minimal direct investments and beneficial interests in, and management fees generated from, the CIP CDOs. If DFR were to liquidate, the assets of the CIP CDOs would not be available to our general creditors, and as a result, we do not consider them our assets. Additionally, the investors in the CIP CDOs have no recourse to the general credit of DFR for the debt issued by the CIP CDOs. Therefore, this debt is not our obligation. See Notes 2, 4, 5, 8, 13 and 17 to the condensed consolidated financial statements for disclosures related to our Consolidated Investment Products segment.

Market and Economic Conditions

During the three and nine months ended September 30, 2010, the corporate credit markets, including the loan market, improved markedly as evidenced by continued price appreciation and decreasing default rates.  The weighted average bid price for loans in the S&P/LSTA Loan Index rose from 87.4% at December 31, 2009 to 89.6% at June 30, 2010 and 91.6% at September 30, 2010.  The trailing 12-month loan default rate, as reported by JP Morgan, decreased from 9.6% at January 2010 to 3.9% at September 2010. A significant portion of our Investment Management segment revenues come from managing collateralized loan obligations (“CLOs”).  Increases in the prices of the loans underlying those CLOs and decreased default rates have the effect of improving the CLOs’ compliance with their overcollateralization and other tests, which increases the likelihood that we will receive subordinated management fees on a current basis from those CLOs.

Through our Principal Investing segment, we invest in Agency RMBS on a leveraged basis.  Beginning in early 2009, the Federal Reserve implemented historic plans to purchase $1.25 trillion of Agency RMBS during the year.  In addition, in February 2010, Fannie Mae and Freddie Mac announced plans to buyout substantially all significantly delinquent loans from the RMBS pools that they guarantee.  As a result of these buyouts, the Agency RMBS market experienced a sustained period of higher than normal prepayment rates from March to July of 2010.  Following the completion of the Federal Reserve purchase program on March 31, 2010, there was a great deal of concern in the market as to whether there would be sufficient private demand to maintain the prices realized during the implementation of this repurchase program.  However, despite subsequent events such as the Eurozone crisis, a rumored government sponsored national refinance program and looming uncertainty about the future of the government sponsored enterprises, prices in the Agency RMBS market have remained stable.

Summary of Results of Operations and Financial Condition

Net loss attributable to DFR for the three months ended September 30, 2010 totaled $8.0 million, or $0.70 loss per diluted common share, compared to net income attributable to DFR of $1.8 million, or $0.27 per diluted common share, for the same period in 2009. The majority of the 2010 net loss was attributable to non-cash items, including, a $3.7 million unrealized loss on the conversion feature of our senior subordinated convertible notes primarily resulting from share price appreciation during the quarter and a $2.4 million impairment charge on intangible assets associated with the sale of a non-core portfolio management product. Additionally, we recorded $1.7 million of income tax expense in the 2010 quarter.

When we analyze our financial results, we focus on the combined results of our Investment Management and Principal Investing segments (“DFR Operations”). While we are required to include our Consolidated Investment Products segment in our consolidated GAAP results, this segment does not have any economic impact on our operations beyond the investment advisory fees we earn on the CIP CDOs and the gains (losses) on our minimal direct investments in the CIP CDOs, which are eliminated upon consolidation.  See “Results of Operations” below for a reconciliation of DFR Operations results to our consolidated GAAP results, as well as a detailed discussion of results of operations by segment.

Results of DFR Operations

During the three months ended September 30, 2010, net revenues were $8.4 million, a net increase of $1.7 million, or 25.4 percent, as compared to the same period in 2009. This significant improvement is the result of a $2.8 million increase in investment advisory fees and a $1.1 million decrease in the provision for loan losses, partially offset by a $2.2 million decrease in net interest income.

Investment advisory fees were $6.8 million for the three months ended September 30, 2010, an increase of $2.8 million, or 70.0 percent, as compared to the same period in 2009. The increase in investment advisory fees is primarily attributable to an increase in subordinated management fees, as most of the CLOs that we manage have resumed current payment of subordinated management fees and begun to pay previously deferred subordinated management fees.  Furthermore, on June 9, 2010, we acquired all of the outstanding equity interests of CNCIM (the “CNCIM Acquisition”), which contributed investment advisory fees of $1.6 million during the period.

Net interest income was $4.8 million for the three months ended September 30, 2010, a decline of $2.2 million, or 31.4 percent, as compared to the same period in 2009.  This decline is primarily the result of declines in net interest income on our RMBS portfolio and DFR Middle Market CLO Ltd. (“DFR MM CLO”), partially offset by interest expense savings on our long-term debt.

Expenses were $12.4 million for the three months ended September 30, 2010, an increase of $4.7 million, or 61.0 percent, as compared to the same period in 2009.  The increase was primarily driven by $2.4 million of impairment charges on intangible assets associated with the sale of a non-core portfolio management product during the period and a $1.9 million increase in compensation and benefits.

Net other income (expense) and gain (loss) was a net loss of $1.5 million for the three months ended September 30, 2010, a decrease of $4.5 million, or 150.0 percent, as compared to the same period in 2009.  This decrease is primarily related to $3.7 million of unrealized losses on the quarterly valuation of the conversion feature of the senior subordinated convertible notes (the “Convertible Notes”) that we issued in connection with the CNCIM Acquisition, which we determined was an embedded derivative instrument (the “Embedded Derivative”). These unrealized losses primarily resulted from share price appreciation during the quarter.  We record the unrealized losses on the Embedded Derivative within net other income (expense) and gain (loss).

Assets Under Management

As of October 1, 2010, our assets under management (“AUM”) totaled approximately $9.6 billion, primarily held in 31 CDOs.

Principal Investing Portfolio

The Principal Investing segment’s total invested assets decreased by $58.6 million, or 9.9 percent, to $535.0 million as of September 30, 2010, as compared to $593.6 million as of December 31, 2009. The decrease was primarily attributable to a reduction in our RMBS portfolio of $50.6 million as a result of paydowns and opportunistic sales.

Our Strategy

Our growth strategy centers on four areas: (i) the acquisition of existing CDO contracts from other managers, (ii) the internal development of new product offerings relying on existing capabilities, (iii) the introduction of new products resulting from acquisitions of and ventures with external managers and (iv) the creation of new CLOs as the market environment improves and the economics for new issuances become attractive to investors.

Consistent with our strategy, we acquired CNCIM, an investment manager with four CLOs under management (the “CNCIM CLOs”) on June 9, 2010. In addition, in prior years, we acquired the management contracts for Robeco CDO II Limited and Mayfair Euro CDO I B.V. We are also focused on growing our Investment Management segment by launching new investment products that we believe will diversify our revenue streams and take advantage of our core competencies of credit analysis and asset management. We intend to make investments in certain of these new investment products. We believe that the growth of fee-based income through the management of alternative investment products will provide the most attractive risk-adjusted return on capital.

We are also focused on managing our Principal Investing segment by opportunistically redeploying our capital into other fee-based strategies. In the near term, we expect to continue to hold our RMBS portfolio both for the income it provides and as a source of liquidity.

Strategic Transactions

On June 9, 2010, we completed the CNCIM Acquisition and several other strategic transactions which provided a significant increase in our AUM and our investment advisory fee income, eliminated our near-term debt maturities, reduced our total debt and removed a number of restrictive debt covenants to which we were subject. We believe these transactions will result in opportunities for us to grow both organically and via acquisitions that may not have otherwise been available to us. See Note 3 to the condensed consolidated financial statements for a description of these strategic transactions.

Recent Developments

On October 20, 2010, we redeemed-in-kind $25.0 million of aggregate outstanding principal amount of trust preferred securities issued in 2005 by Deerfield Capital Trust I for $25.0 million in aggregate principal of junior subordinated notes.  The covenants contained in the indentures governing the junior subordinated notes are substantially less restrictive than the covenants contained in the indentures governing the trust preferred securities. See Note 20 to the condensed consolidated financial statements for a detailed description of the in-kind redemption.

Changes in Financial Condition

Effective January 1, 2010, we consolidated seven CDOs into our condensed consolidated financial statements and created our Consolidated Investment Products segment. As a result of the CNCIM Acquisition, the four CNCIM CLOs are now also consolidated into our condensed consolidated financial statements. As of September 30, 2010 the Consolidated Investment Products segment represents $4.1 billion of non-recourse assets and $3.7 billion of non-recourse liabilities. See Note 4 to our condensed consolidated financial statements for a description of the Consolidated Investment Products segment.

During the nine months ended September 30, 2010, our financial condition improved primarily as a result of the CNCIM Acquisition and related strategic transactions. We issued 4.5 million shares of our common stock in connection with the CNCIM Acquisition.  This acquisition also requires us to make deferred payments to the seller of $7.5 million, payable in five equal annual installments beginning on December 9, 2010. Additionally, we issued $25.0 million in principal amount of Convertible Notes and used the proceeds, along with available cash, to extinguish $73.9 million in principal amount of the Series A and B Senior Secured Notes issued by Deerfield (the “Senior Notes”) for $55.0 million (the “Senior

Notes Discharge”). Further, we exchanged $95.0 million in principal amount of our variable interest rate trust preferred securities for $95.0 million in principal amount of junior subordinated notes (the “March Junior Subordinated Notes”) which bear interest at a fixed rate of 1% per annum through April 30, 2015 and thereafter will be subject to a variable interest rate equal to LIBOR plus 2.58% per annum (the “Trust Preferred Exchange”). In addition, we reduced our RMBS portfolio, through paydowns and opportunistic sales, by $50.6 million to $254.5 million as of September 30, 2010.

Results of Operations

The following tables present the consolidation of our Investment Management and Principal Investing segments into DFR Operations and the consolidation of DFR Operations and our Consolidated Investment Products segment into our condensed consolidated statements of operations.  DFR Operations for the three and nine months ended September 30, 2010 are comparable to our consolidated results for periods prior to January 1, 2010.

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

SEGMENT CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended September 30, 2010
	DFR Operations			Consolidated
	Investment	Principal	Total	Investment
	Management	Investing	DFR	Products		Consolidated
	Segment (1)	Segment (1) (2)	Operations	Segment	Elimination	DFR
	(In thousands, except share and per share amounts)
Revenues
Interest income	$(202)	$7,369	$7,167	$42,276	$(117)	$49,326
Interest expense	91	2,320	2,411	10,263	140	12,814
Net interest income	(293)	5,049	4,756	32,013	(257)	36,512
Provision for loan losses	—	3,105	3,105	—	—	3,105
Net interest income (expense) after provision for loan losses	(293)	1,944	1,651	32,013	(257)	33,407
Investment advisory fees	6,780	—	6,780	—	(4,402)	2,378
Total net revenues	6,487	1,944	8,431	32,013	(4,659)	35,785

Total expenses	10,374	2,048	12,422	5,222	(4,402)	13,242
Net other income (expense) and gain (loss)	376	(1,841)	(1,465)	(30,887)	(508)	(32,860)
Loss before income tax expense	(3,511)	(1,945)	(5,456)	(4,096)	(765)	(10,317)
Income tax expense	—	1,699	1,699	—	—	1,699

Net loss	(3,511)	(3,644)	(7,155)	(4,096)	(765)	(12,016)
Net (income) loss attributable to noncontrolling interest and Consolidated Investment Products	—	(99)	(99)	4,096	—	3,997
Net loss attributable to Deerfield Capital Corp.	$(3,511)	$(3,743)	$(7,254)	$—	$(765)	$(8,019)

	Three months ended September 30, 2009
	DFR Operations
	Investment	Principal
	Management	Investing	Consolidated
	Segment (1)	Segment (1) (2)	DFR
	(In thousands, except share and per share amounts)
Revenues
Interest income	$10	$10,829	$10,839
Interest expense	1,191	2,675	3,866
Net interest income	(1,181)	8,154	6,973
Provision for loan losses	—	4,226	4,226
Net interest income (expense) after provision for loan losses	(1,181)	3,928	2,747
Investment advisory fees	3,949	—	3,949
Total net revenues	2,768	3,928	6,696

Total expenses	5,706	2,013	7,719
Net other income (expense) and gain (loss)	481	2,541	3,022
Income (loss) before income tax expense	(2,457)	4,456	1,999
Income tax expense	—	75	75

Net income (loss)	(2,457)	4,381	1,924
Net income attributable to noncontrolling interest	—	(108)	(108)
Net income (loss) attributable to Deerfield Capital Corp.	$(2,457)	$4,273	$1,816

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

SEGMENT CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Nine months ended September 30, 2010
	DFR Operations			Consolidated
	Investment	Principal	Total	Investment
	Management	Investing	DFR	Products		Consolidated
	Segment (1)	Segment (1) (2)	Operations	Segment	Elimination	DFR
	(In thousands, except share and per share amounts)
Revenues
Interest income	$12	$23,455	$23,467	$94,985	$(441)	$118,011
Interest expense	2,329	5,700	8,029	20,935	(184)	28,780
Net interest income	(2,317)	17,755	15,438	74,050	(257)	89,231
Provision for loan losses	—	7,582	7,582	—	—	7,582
Net interest income (expense) after provision for loan losses	(2,317)	10,173	7,856	74,050	(257)	81,649
Investment advisory fees	20,327	—	20,327	—	(11,271)	9,056
Total net revenues	18,010	10,173	28,183	74,050	(11,528)	90,705

Total expenses	27,493	7,428	34,921	13,285	(11,271)	36,935
Net other income (expense) and gain (loss)	17,150	2,377	19,527	(79,018)	(508)	(59,999)
Income (loss) before income tax expense	7,667	5,122	12,789	(18,253)	(765)	(6,229)
Income tax expense	2	1,699	1,701	—	—	1,701

Net income (loss)	7,665	3,423	11,088	(18,253)	(765)	(7,930)
Net (income) loss attributable to noncontrolling interest and Consolidated Investment Products	—	(622)	(622)	18,253	—	17,631
Net income attributable to Deerfield Capital Corp.	$7,665	$2,801	$10,466	$—	$(765)	$9,701

	Nine months ended September 30, 2009
	DFR Operations
	Investment	Principal
	Management	Investing	Consolidated
	Segment (1)	Segment (1) (2)	DFR
	(In thousands, except share and per share amounts)
Revenues
Interest income	$72	$38,647	$38,719
Interest expense	3,849	12,682	16,531
Net interest income	(3,777)	25,965	22,188
Provision for loan losses	—	15,452	15,452
Net interest income (expense) after provision for loan losses	(3,777)	10,513	6,736
Investment advisory fees	12,695	—	12,695
Total net revenues	8,918	10,513	19,431

Total expenses	18,395	9,638	28,033
Net other income (expense) and gain (loss)	260	71,964	72,224
Income (loss) before income tax expense	(9,217)	72,839	63,622
Income tax expense	28	225	253

Net income (loss)	(9,245)	72,614	63,369
Net loss attributable to noncontrolling interest	—	2,852	2,852
Net income (loss) attributable to Deerfield Capital Corp.	$(9,245)	$75,466	$66,221

(1)          Excludes intercompany investment advisory fee revenues of our Investment Management segment and corresponding intercompany management fee expense of our Principal Investing segment related to the management agreement between the two segments of $0.8 million and $2.1 million for the three and nine months ended September 30, 2010, respectively, and $1.3 million and $4.2 million for the three and nine months ended September 30, 2009, respectively.

(2)          Our Principal Investing segment results of operations include the financial results of DFR MM CLO and Deerfield Pegasus Loan Capital LP (“DPLC”) for the three and nine months ended September 30, 2010 and September 30, 2009. Our Principal Investing segment results of operations also include the financial results of Market Square CLO Ltd. (“Market Square CLO”) through June 30, 2009, when we sold all of our preference shares in Market Square CLO to an unrelated third party in exchange for an upfront payment and a delayed purchase price in the form of a right to receive a portion of the future distributions on the preference shares. As a result of the sale, we deconsolidated Market Square CLO.  We are, however, deemed to retain a beneficial interest in the preference shares of Market Square CLO as a result of the delayed purchase price, and as of January 1, 2010, the amendments to ASC Topic 810 required us to again consolidate Market Square CLO as a part of our Consolidated Investment Products segment.

On a consolidated basis, DFR recorded net loss attributable to DFR of $8.0 million and net income attributable to DFR of $9.7 million, during the three and nine months ended September 30, 2010, respectively, as compared to net income attributable to DFR of $1.8 million and $66.2 million for the same periods in 2009, respectively. On a consolidated basis, DFR diluted net loss of $0.70 per share and diluted net income of $1.11 per share for the three and nine months ended September 30, 2010, respectively, as compared to diluted net income per share of $0.27 and $9.84 for the same periods in 2009, respectively.

During the three months ended September 30, 2010, DFR Operations experienced an increase in net revenues of $1.7 million as compared to the same period in 2009.  This increase was primarily the result of a $2.8 million increase in investment advisory fees and a $1.1 million reduction in provision for loan losses, partially offset by a $2.2 million decrease in net interest income. During the nine months ended September 30, 2010, DFR Operations experienced an increase in net revenues of $8.8 million as compared to the same period in 2009.  This increase was primarily the result of a $7.6 million increase in investment advisory fees and a $7.9 million reduction in provision for loan losses, partially offset by a $6.7 million decrease in net interest income.

The increases in DFR Operations investment advisory fee income for the three and nine months ended September 30, 2010 are primarily the result of increases in CLO investment advisory fees as most of the CLOs we manage have resumed current payment of subordinated management fees and have begun to pay deferred subordinated management fees during the periods and the addition of investment advisory fees related to the CNCIM CLOs. The decreases in net interest income were primarily driven by the deconsolidation of Market Square CLO Ltd. (“Market Square CLO”) as of June 30, 2009 and decreases in net interest income on our RMBS portfolio and DFR MM CLO, partially offset by interest expense savings on our long-term debt.

During the three months ended September 30, 2010, DFR Operations total expenses increased by $4.7 million as compared to the same period in 2009.  The increase was primarily the result of a $2.4 million of impairment charges on intangible assets associated with a non-core portfolio management product sold during the period and a $1.9 million increase in compensation and benefits.

During the nine months ended September 30, 2010, DFR Operations total expenses increased by $6.9 million as compared to the same period in 2009.  This increase is primarily the result of a $5.8 million increase in depreciation and amortization, a $2.4 million increase in impairment of intangible assets, a $1.5 million increase in professional services expenses and $1.4 million increase in compensation and benefits, partially offset by declines in other general and administrative expenses of $2.7 million and occupancy costs of $0.5 million. The increase in depreciation and amortization is primarily the result of accelerated depreciation and amortization in connection with abandoning the equipment and leasehold improvements associated with our old lease. The impairment charges on intangible assets are associated with a portfolio management product sold during the period.  The increase in professional services expenses is primarily a result of increased legal fees related to our previously disclosed Securities and Exchange Commission (“SEC”) investigation. The decrease in other general and administrative expenses is primarily the result of $3.3 million in one-time Deerfield Pegasus Loan Capital LP (“DPLC”) structuring and organizational expenses incurred during the nine months ended September 30, 2009, partially offset by $0.5 million increase in expense we incurred during the nine months ended September 30, 2010 to grant warrants to purchase an aggregate of 250,000 shares of our common stock at an exercise price of $4.25 per share as part of the termination agreement associated with DPLC (the “DPLC Restructuring Warrants”). The decline in occupancy costs is the result of our office lease amendment.

During the three and nine months ended September 30, 2010, DFR Operations net other income (expense) and gain (loss) declined by $4.5 million and $52.7 million, respectively.  The decline during the three months ended September 30, 2010, as compared to the same period in 2009, is primarily the result of unrealized losses on the Embedded Derivative related to the Convertible Notes of $3.7 million. The decline during the nine months ended September 30, 2010, as compared to the same period in 2009, was primarily driven by effects of the deconsolidation of Market Square CLO on June 30, 2009.  During the nine months ended September 30, 2009, we recorded a net gain on the deconsolidation of Market Square CLO of $29.6 million and net gains on our loan portfolio (primarily attributable to net gains on loans held in Market

Square CLO) of $31.2 million.  During the nine months ended September 30, 2010, we recorded unrealized losses of $7.0 million on the Embedded Derivative related to the Convertible Notes and incurred strategic transactions expenses of $4.0 million. Strategic transactions expenses were primarily comprised of legal fees, investment banking fees and compensation. These declines were partially offset by a $17.4 million gain on the Senior Notes Discharge during the nine months ended September 30, 2010.

During the three and nine months ended September 30, 2010, DFR Operations recorded income tax expense of $1.7 million. For the period from January 1, 2008 through June 9, 2010, we did not pay significant corporate income taxes as a result of net operating losses and net capital losses incurred primarily in 2008. As a result of the CNCIM Acquisition, our ability to use these net operating losses and net capital losses to offset our federal taxable income has been significantly reduced. As we continue to record a full valuation allowance on our net deferred tax assets, the provision for income taxes represents our current liability for federal income taxes.

Core Earnings

We believe that core earnings, a non-GAAP financial measure, is a useful metric for evaluating and analyzing our performance. The calculation of core earnings, which we use to compare our own financial results from period to period, eliminates the impact of certain non-cash items, non-recurring items, special charges, essentially all components of net other income (expense) and gain (loss) and the provision for income tax from net income (loss), the most comparable GAAP financial measure. The core earnings provided herein may not be comparable to similar measures presented by other companies, as it is a non-GAAP financial measure and may therefore be defined differently by other companies. Core earnings includes the earnings from DFR MM CLO for both the three and nine months ended September 30, 2010 and September 30, 2009, and Market Square CLO, until we sold all of our preference shares in and deconsolidated Market Square CLO as of June 30, 2009, but is not necessarily indicative of cash flows received from DFR MM CLO and Market Square CLO.

The table below provides a reconciliation between net income (loss) and core earnings:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(In thousands, except share and per share amounts)

Net income (loss)	$(12,016)	$1,924	$(7,930)	$63,369
Adjusting items:
Provision for loan losses	3,105	4,226	7,582	15,452
Depreciation and amortization	1,931	1,630	10,694	4,894
Impairment of intangible assets	2,398	—	2,566	126
Net other income (expense) and gain (loss) (1)	33,826	(3,022)	60,965	(72,224)
Income tax expense	1,699	75	1,701	253
Noncontrolling interest and Consolidated Investment Products core earnings (2)	(26,860)	379	(61,164)	3,676
Consolidated Investment Products net interest income elimination (3)	257	—	257	—
Warrant expense	—	—	529	—
Cost savings initiatives	—	11	—	236
Core earnings	$4,340	$5,223	$15,200	$15,782

Core earnings per share - diluted	$0.33	$0.77	$1.53	$2.34
Weighted-average number of shares outstanding - diluted (4)	15,587,264	6,763,088	10,465,791	6,732,272

(1)                                  Core earnings for the three and nine months ended September 30, 2010, includes net other income (expense) and gain (loss) related to certain short-term corporate debt trading strategies, but excludes all other components of net other income (expense) and gain (loss), which includes gains (losses) related to all other investing strategies.

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

(3)                                  Primarily represents interest income earned by our Principal Investing segment on its investments in our Consolidated Investment Products segment debt partially offset by the corresponding interest expense recorded in our Consolidated Investment Products segment.

(4)                                  For the three and nine months ended September 30, 2010, we utilized the fully-diluted share number of 15,587,264 and 10,465,791, respectively, in the computation of the diluted core earnings per share, which includes the dilutive impact of the DPLC Restructuring Warrants and the Convertible Notes. In addition, tax-effected interest expense on the Convertible Notes of $0.8 million was added back to core earnings for the three and nine months ended September 30, 2010 to calculate diluted earnings per share under the if-converted method.

Results of Operations by Segment

Investment Management Segment

AUM

Our primary source of revenue from our Investment Management segment is the investment advisory fees paid by the accounts we manage.  These fees typically consist of management fees based on the account’s assets and, in some cases, performance fees based on the profits we generate for the account.

The following table summarizes the AUM for each of our product categories:

	As of October 1, 2010
	Number of
	Accounts	AUM
		(In thousands)
CDOs (1):
CLOs	16	$5,546,053
Asset-backed securities	11	3,462,755
Corporate bonds	4	549,360
Total CDOs	31	9,558,168
Other investment vehicle (2)	1	5,986
Total AUM (3)		$9,564,154

(1)                                  CDO AUM numbers generally reflect the aggregate principal or notional balance of the collateral and, in some cases, the cash balance held by the CDOs and are as of the date of the last trustee report received for each CDO prior to October 1, 2010. The AUM for our Euro-denominated CDOs has been converted into U.S. dollars using the spot rate of exchange as of the respective AUM date.

(2)                                  Other investment vehicle AUM represents the AUM of DPLC.

(3)                                  Included in Total AUM for October 1, 2010 is $273.6 million related to DFR MM CLO. DCM manages DFR MM CLO but is not contractually entitled to receive any management fees therefrom for so long as all of the preference shares issued by DFR MM CLO are held by Deerfield Capital LLC (“DC LLC”) or an affiliate thereof.

Net Revenues

Investment Advisory Fees

For the three months ended September 30, 2010 and 2009, investment advisory fees were $6.8 million and $3.9 million, respectively, on a segment basis, and $2.4 million and $3.9 million, respectively, on a consolidated basis due to the $4.4 million of fees earned by our Investment Management segment from our Consolidated Investment Products segment for the three months ended September 30, 2010, which were eliminated upon consolidation. For the nine months ended September 30, 2010 and 2009, investment advisory fees were $20.3 million and $12.7 million, respectively, on a segment basis, and $9.1 million and $12.7 million, respectively, on a consolidated basis due to the $11.2 million of fees earned by our Investment Management segment from our Consolidated Investment Products segment for the nine months ended September 30, 2010, which were eliminated upon consolidation. Our investment advisory fee revenue during the periods presented was generated by our management of CDOs and separately managed accounts. The following discussion further analyzes and explains changes in our CDO investment advisory fees.

CDO Investment Advisory Fees

The following table summarizes the investment advisory fee revenues from the CDOs we manage:

	Three months ended September 30,				Variance	Nine months ended September 30,				Variance
	2010		2009		2010 vs. 2009	2010		2009		2010 vs. 2009
	(In thousands)
Senior Management Fees:
CLOs	$2,541		$1,900		$641	$6,037		$4,953		$1,084
ABS	590		782		(192)	2,003		2,594		(591)
Corporate Bonds	351		412		(61)	1,089		1,377		(288)
Total Senior Mangement Fees	3,482		3,094		388	9,129		8,924		205

Subordinated Management Fees:
CLOs	2,594		441		2,153	6,066		1,945		4,121
ABS	—		—		—	27		152		(125)
Corporate Bonds	—		—		—	255		272		(17)
Total Subordinated Mangement Fees	2,594		441		2,153	6,348		2,369		3,979

Performance Fees (1):
CLOs	450	(2)	67	(2)	383	4,205	(2)	239	(2)	3,966
ABS	—		—		—	—		—		—
Corporate Bonds	60	(3)	—		60	60	(3)	225	(3)	(165)
Total Performance Fees	510		67		443	4,265		464		3,801

Total CDO Advisory Fees:
CLOs	5,585		2,408		3,177	16,308		7,137		9,171
ABS	590		782		(192)	2,030		2,746		(716)
Corporate Bonds	411		412		(1)	1,404		1,874		(470)
Total CDO Advisory Fees	$6,586		$3,602		$2,984	$19,742		$11,757		$7,985

(1)                                 Performance fees are generally earned after certain investors’ returns exceed a specified internal rate of return. For purposes of this table, and in accordance with our accounting policies, we also classify any previously deferred senior or subordinated management fees that are subsequently paid as performance fees.

(2)                                 Performance fees on CLOs for the three and nine months ended September 30, 2010 and 2009 represent previously deferred subordinated management fees.

(3)                                 Performance fees on corporate bond CDOs primarily represent fees related to a previously liquidated corporate bond CDO.

CLO investment advisory fee revenue increased by $3.2 million and $9.2 million for the three and nine months ended September 30, 2010, respectively, as compared to the same periods in 2009. The increase in CLO investment advisory fee revenue for the three and nine months ended September 30, 2010, compared to the same periods in 2009, is primarily based on increases in subordinated management fees of $2.2 million and $4.1 million, respectively, as certain of the CLOs we manage have resumed current payment of subordinated management fees, and an increase in the receipt of deferred subordinated management fees of $0.4 million and $4.0 million, respectively. In addition, the CNCIM CLOs contributed $0.9 million and $1.1 million to senior management fees during the three and nine months ended September 30, 2010, respectively, and $0.7 million to subordinated management fees during the three and nine months ended September 30, 2010.

Subordinated management fees may be deferred if, among other things, overcollateralization tests and other structural provisions built into the CDOs divert cash flows to the prepayment of the debt securities issued by the CDOs. We expect a portion of subordinated management fees for the CLOs we manage to continue to be deferred in the near term. As a result of improvement in market conditions and effective portfolio management, most of the CLOs we manage have returned to compliance with their overcollateralization tests, and we have begun to recoup some of our deferred subordinated management fees from those CLOs and expect those CLOs to pay future subordinated management fees on a current basis. With continued improvement in market conditions and ongoing effective portfolio management, we expect most of our other CLOs to return to compliance with their overcollateralization tests, and, subject to the satisfaction of certain other conditions, we would expect to recoup substantially all of our deferred subordinated management fees from those CLOs and to receive future subordinated management fees on a current basis. As of September 30, 2010, unrecognized deferred subordinated management fees related to the CLOs we manage totaled approximately $6.9 million.

ABS CDO revenue decreased by $0.2 million and $0.7 million, respectively, for the three and nine months ended September 30, 2010, as compared to the same periods in 2009. This decrease is primarily based on declines in senior management fees of $0.2 million and $0.6 million for the three and nine months ended September 30, 2010, respectively, resulting from declines in AUM in our ABS CDOs. We expect our ABS CDO AUM and management fees to continue to decline as a result of both the diversion of cash flows to repay the debt securities issued by those CDOs based on continued noncompliance with overcollateralization tests and other structural provisions and additional defaults and ratings downgrades with respect to the underlying collateral in those CDOs.

Corporate Bond CDO revenue remained flat for the three months ended September 30, 2010, and declined by $0.5 million for the nine months ended September 30, 2010, as compared to the same periods in 2009, primarily based on declines in senior management fees of $0.1 million and $0.3 million, respectively. The decline in senior fees is primarily due to a decline in AUM on our Corporate Bond CDOs as a result of paydowns or maturities of the underlying collateral in those CDOs.

Interest Expense

Primarily as a result of the Senior Notes Discharge, our Investment Management segment interest expense declined by $1.1 million and $1.5 million for the three and nine months ended September 30, 2010, as compared to the same periods in 2009, respectively.

Expenses

The following table summarizes our Investment Management segment expenses for the periods presented:

	Three months ended September 30,		Variance	Nine months ended September 30,		Variance
	2010	2009	2010 vs. 2009	2010	2009	2010 vs. 2009
	(In thousands)

Compensation and benefits	$4,490	$2,637	$1,853	$10,408	$9,020	$1,388
Professional services	618	272	346	926	508	418
Insurance expense	85	97	(12)	269	291	(22)
Other general and administrative expenses	434	449	(15)	1,336	1,502	(166)
Depreciation and amortization	1,931	1,630	301	10,694	4,894	5,800
Occupancy	418	610	(192)	1,294	1,818	(524)
Cost savings initiatives	—	11	(11)	—	236	(236)
Impairment of intangible assets	2,398	—	2,398	2,566	126	2,440
Total Investment Management segment expenses	$10,374	$5,706	$4,668	$27,493	$18,395	$9,098

The increase in expenses of $4.7 million for the three months ended September 30, 2010, as compared to the same period in 2009, was primarily attributable to a $2.4 million increase in impairment of intangible assets and a $1.9 million increase in compensation and benefits.

The increase in expenses of $9.1 million for the nine months ended September 30, 2010, as compared to the same period in 2009, was primarily attributable to a $5.8 million increase in depreciation and amortization, a $2.4 million increase in impairment of intangible assets, a $1.4 million increase in compensation and benefits and a $0.4 million increase in professional services, partially offset by a $0.5 million decrease in occupancy costs.

On November 27, 2009, we entered into an amendment to our original office lease agreement dated July 11, 2005. Pursuant to the amendment, on April 30, 2010, we relocated to a new space in the same building. The new term of the lease will expire on February 28, 2021. As a result of our relocation, our annual rent expense under the lease will be reduced by approximately $1.3 million. During the three and nine months ended September 30, 2010, occupancy costs were reduced by $0.2 million and $0.5 million, respectively, as compared to the same periods in 2009, primarily as a result of the amendment.

In connection with the amendment, we recognized a non-cash acceleration of depreciation and amortization expense related to certain leasehold improvements and equipment on the original premises as a result of a shorter estimated life for the use of those assets. The total impact of the acceleration of the depreciation and amortization expense is approximately $6.9 million, which we expensed ratably from the date the amendment was signed (November 27, 2009) to the date on which we vacated the original premises (April 30, 2010). The impact of the accelerated depreciation for the nine months ended September 30, 2010 was $5.5 million.

On September 30, 2010, we sold the non-core portfolio management product known as Return Profile Management (“RPM”) and ceased management of our separately managed accounts related to the RPM strategy. As a result of the sale, during the three months ended September 30, 2010, we recognized a loss in the form of an impairment charge of $2.4 million on the intangible assets associated with the asset management contracts for the separately managed accounts. In addition, during the nine months ended September 30, 2010, we recorded $0.2 million of impairment charges on the intangible assets associated with the management contract for Oceanview CBO I, Ltd., as DCM is no longer the manager of this CDO.

Other Income (Expense) and Gain (Loss)

During the nine months ended September 30, 2010, other income (expense) and gain (loss) for our Investment Management segment included a $17.4 million gain related to the Senior Notes Discharge.

Principal Investing Segment

Principal Investing Portfolio

Income from our Principal Investing segment is primarily composed of interest income and net recognized gains and losses on our investment portfolio.

The following table is a summary of our Principal Investing segment investment portfolio by asset class:

	Investments at	Other	Loans Held	Loans Held
Security Description	Fair Value	Investments	For Sale (1)	For Investment	Total
	(In thousands)
RMBS	$254,538	$—	$—	$—	$254,538
Corporate loans:
Loans held in DFR MM CLO (2)	—	—	—	267,881	267,881
Other corporate leveraged loans	—	—	72	—	72
Loans held in DPLC	3,292	—	—	—	3,292
Commercial real estate loans (3)	—	—	—	350	350
Corporate bonds held in DFR MM CLO	6,003	—	—	—	6,003
Equity securities	—	1,412	—	—	1,412
Other investments (4)	10,539	—	—	—	10,539
Total invested assets	$274,372	$1,412	$72	268,231	544,087

Allowance for loan losses				(9,102)	(9,102)

				$259,129	$534,985

(1)         Carrying value of loans held for sale is lower of cost or estimated fair value.

(2)         Loans held in DFR MM CLO are reported gross of $8.8 million of allowance for loan losses as of September 30, 2010

(3)         Commercial real estate loans are reported gross of $0.3 million of allowance for loan losses as of September 30, 2010.

(4)         Other investments include $7.2 million of investments and beneficial interests in the CIP CDOs, which are eliminated upon consolidation.

Net Revenues

Our Principal Investing segment revenues represent the difference between the interest income we earn on our investment portfolio and the cost of our borrowings, net of hedges, if any. We also recognize the impact of our provision for loan losses on our Principal Investing segment revenues.

The following table summarizes our Principal Investing segment interest income:

	Three months ended September 30,		Variance	Nine months ended September 30,		Variance
	2010	2009	2010 vs. 2009	2010	2009	2010 vs. 2009
	(In thousands)

RMBS	$2,145	$3,848	$(1,703)	$6,172	$12,568	$(6,396)
Corporate Loans:
Loans held in DFR MM CLO	4,753	5,950	(1,197)	16,034	17,996	(1,962)
Loans held in the Wachovia Facility	—	40	(40)	—	1,236	(1,236)
Other corporate leveraged loans	103	272	(169)	181	255	(74)
Corporate bonds held in DFR MM CLO	136	—	136	216	—	216
Assets held in Market Square CLO	—	—	—	—	6,073	(6,073)
Assets held in DPLC	96	162	(66)	449	197	252
Commercial real estate loans and securities	5	—	5	74	(88)	162
Other investments	131	557	(426)	329	410	(81)
Total interest income	$7,369	$10,829	$(3,460)	$23,455	$38,647	$(15,192)

Interest income decreased by $3.5 million for the three months ended September 30, 2010, as compared to the same period in 2009. This decrease was primarily comprised of a $1.7 million reduction in interest income earned on our RMBS portfolio and a $1.4 million reduction of interest earned on Corporate Loans. Interest income decreased by $15.2 million for the nine months ended September 30, 2010, as compared to the same period in 2009. This decrease was primarily comprised of a $6.4 million reduction in interest income earned on our RMBS portfolio, a $6.1 million reduction in interest on assets held in Market Square CLO and a $3.3 million reduction in interest earned on Corporate Loans.

The $1.7 million and $6.4 million decrease in interest earned on our RMBS portfolio during the three and nine months ended September 30, 2010, as compared to the same periods in 2009, respectively, is primarily the result of increased premium amortization and the acceleration of premium amortization as a result of paydowns, which provided declines in interest income of $1.5 million and $4.8 million during the three and nine months ended September 30, 2010, respectively. In addition, the reduction in the average size of our RMBS portfolio contributed $0.2 million and $1.6 million to the decline in interest income during the three and nine months ended September 30, 2010, as compared to the same periods in 2009, respectively.

The $1.4 million and $3.3 million decrease in interest income on Corporate Loans for the three and nine months ended September 30, 2010, as compared to the same periods in 2009, respectively, was primarily the result of a reduction in the average size of the DFR MM CLO loan portfolio and the lower interest rate environment, which contributed to declines in interest income of $1.2 million and $2.0 million during the periods, respectively. In addition, the sale of loans previously held in our since dissolved revolving warehouse funding facility with Wachovia Capital Markets, LLC (the “Wachovia Facility”), contributed to a decline in interest income of $1.2 million for the nine months ended September 30, 2010, as compared to the same period in 2009.

The $6.1 million decrease in interest income earned on assets held in Market Square CLO for the nine months ended September 30, 2010, as compared to the same period in 2009, was directly attributable to the deconsolidation of Market Square CLO as of June 30, 2009.

The following table summarizes our Principal Investing segment interest expense:

	Three months ended September 30,		Variance	Nine months ended September 30,		Variance
	2010	2009	2010 vs. 2009	2010	2009	2010 vs. 2009
	(In thousands)
Short-term debt:
Repurchase agreements	$241	$519	$(278)	$695	$1,713	$(1,018)
Hedging activity	—	41	(41)	31	136	(105)
Total short term debt	241	560	(319)	726	1,849	(1,123)
Long-term debt:
Recourse:
Subordinated notes and securities (1)	569	1,268	(699)	2,037	4,274	(2,237)
Convertible notes	769	—	769	957	—	957
Non-Recourse:
DFR MM CLO	741	846	(105)	1,980	3,522	(1,542)
Market Square CLO	—	—	—	—	2,910	(2,910)
Wachovia Facility	—	1	(1)	—	127	(127)
Total long-term debt	2,079	2,115	(36)	4,974	10,833	(5,859)
Total interest expense	$2,320	$2,675	$(355)	$5,700	$12,682	$(6,982)

(1)                                 Subordinated notes and securities includes interest expense for both our trust preferred securities and our March Junior Subordinated Notes.

The decrease in interest expense of $0.4 million and $7.0 million for the three and nine months ended September 30, 2010, as compared to the same periods in 2009, respectively, was primarily the result of reduced repurchase agreement and long-term debt balances and, to a lesser extent, lower interest rates on our repurchase agreements and our long-term debt. The decrease in both the average outstanding repurchase agreement balance and the weighted average borrowing rate for the three and nine months ended September 30, 2010, as compared to the same periods in 2009, contributed to reductions of $0.3 million and $1.0 million, respectively, in interest expense on repurchase agreements.

The interest expense related to long-term debt remained flat and decreased by $5.9 million for the three and nine months ended September 30, 2010, as compared to the same periods in 2009, respectively. Subordinated notes and securities provided a $0.7 million and $2.2 million reduction in interest expense for the three and nine months ended September 30, 2010, respectively, as compared to the same periods in 2009. The reduction in interest expense related to the subordinated notes and securities was primarily due to a decrease in the average borrowing rate for the periods.  Lower outstanding long-term debt balances and lower interest rates on DFR MM CLO provided a decrease in interest expense of $0.1 million and $1.5 million for the three and nine months ended September 30, 2010, as compared to the same periods in 2009, respectively. In addition, the deconsolidation of Market Square CLO on June 30, 2009 provided a decrease in interest expense of $2.9 million for the nine months ended September 30, 2010, as compared to the same period in 2009. The issuance of the Convertible Notes on June 9, 2010 provided an increase in interest expense of $0.8 million and $1.0 million for the three and nine months ended September 30, 2010, as compared to the same periods in 2009, respectively.

Interest on subordinated notes and securities will continue to decline as compared to prior periods primarily as a result of the Trust Preferred Exchange and the related issuance of our March Junior Subordinated Notes, which accrue interest at a fixed rate of 1.0% per annum through April 30, 2015.  See Note 13 to our condensed consolidated financial statements for further information on the Trust Preferred Exchange and the March Junior Subordinated Notes. Additionally, we expect a further net reduction in DFR Operations’ long-term debt interest expense as a result of the Senior Notes Discharge, which eliminated $73.9 million in aggregate principal amount of outstanding debt, although this reduction will be partially offset by an increase in interest expense associated with the issuance of the $25.0 million in aggregate principal amount of Convertible Notes.  See Note 3 to our condensed consolidated financial statements for further information on the Senior Notes Discharge and the issuance of the Convertible Notes.

Provision for Loan Losses

The following table summarizes our Principal Investing segment provision for loan losses:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(In thousands)
Loans held in DFR MM CLO	$3,105	$4,226	$7,582	$13,866
Commercial real estate loans	—	—	—	1,586
Total provision for loan losses	$3,105	$4,226	$7,582	$15,452

Expenses

The following table summarizes Principal Investing segment expenses for the periods presented:

	Three months ended September 30,		Variance	Nine months ended September 30,		Variance
	2010	2009	2010 vs. 2009	2010	2009	2010 vs. 2009
	(In thousands)

Professional services	$815	$516	$299	$2,848	$1,798	$1,050
Insurance expense	681	681	—	1,890	2,022	(132)
Other general and administrative expenses	552	479	73	2,690	5,186	(2,496)
Management fee expense to related party (1)	—	337	(337)	—	632	(632)
Total Principal Investing segment expenses	$2,048	$2,013	$35	$7,428	$9,638	$(2,210)

(1)                                 Management fee expense represents fees charged to the noncontrolling interest investors in DPLC.

Total Principal Investing segment expenses remained flat for the three months ended September 30, 2010, as compared to the same period in 2009.  The increase of $0.3 million in professional services is primarily a result of increased legal fees for the period related to our previously disclosed SEC investigation. The $0.3 million decrease in management fee expense to related party is related to fees charged to the noncontrolling interest investors in DPLC during the three months ended September 30, 2009. Management fees charged to noncontrolling interest investors in DPLC were discontinued effective January 1, 2010.

The $2.2 million decrease in expenses for the nine months ended September 30, 2010, as compared to the same periods in 2009, is primarily comprised of a $2.5 million decrease in other general and administrative expenses and a $0.6 million decrease in management fee expense to related party, partially offset by a $1.1 million increase in professional services expenses. The $2.5 million decrease in other general and administrative expenses is primarily attributable to $3.3 million in one-time DPLC structuring and organizational expenses incurred during the nine months ended September 30, 2009, partially offset by a $0.5 increase in expense related to the DPLC Restructuring Warrants and a $0.5 million increase in directors’ fees. See Note 3 to our condensed consolidated financial statements for further information on the DPLC Restructuring Warrants. The $0.6 million decrease in management fee expense to related party is related to fees charged to the noncontrolling interest investors in DPLC during the nine months ended September 30, 2009. The increase of $1.1 million in professional services is primarily a result of increased legal fees for the period related to our previously disclosed SEC investigation.

Other Income (Expense) and Gain (Loss)

The following table summarizes our Principal Investing segment other income (expense) and gain (loss) for the periods presented:

	Three months ended September 30,		Variance	Nine months ended September 30,		Variance
	2010	2009	2010 vs. 2009	2010	2009	2010 vs. 2009
	(In thousands)

Other-than-temporary impairment on available-for-sale securities	$—	$—	$—	$—	$(31)	$31
Net loss on available-for-sale securities	—	—	—	—	(31)	31

Net realized gain (loss) on investments at fair value	(11,288)	2,378	(13,666)	(10,828)	2,030	(12,858)
Net unrealized gain on investments at fair value	12,327	197	12,130	16,537	7,016	9,521
Net gain on investments at fair value	1,039	2,575	(1,536)	5,709	9,046	(3,337)

Net realized gain (loss) on loans	59	708	(649)	206	(6,345)	6,551
Net unrealized gain (loss) on loans	374	(169)	543	7,217	37,575	(30,358)
Net gain on loans	433	539	(106)	7,423	31,230	(23,807)

Net realized loss on derivatives	(227)	(405)	178	(458)	(10,334)	9,876
Net unrealized gain (loss) on derivatives	(3,538)	348	(3,886)	(6,625)	12,854	(19,479)
Net gain (loss) on derivatives	(3,765)	(57)	(3,708)	(7,083)	2,520	(9,603)

Net gain (loss) on investments, loans, derivatives and liabilties	(2,293)	3,057	(5,350)	6,049	42,765	(36,716)

Strategic transactions expenses	—	—	—	(3,167)	—	(3,167)

Net gain on the deconsolidation of Market Square CLO	—	—	—	—	29,551	(29,551)

Other, net	452	(516)	968	(505)	(352)	(153)

Net other income (expense) and gain (loss)	$(1,841)	$2,541	$(4,382)	$2,377	$71,964	$(69,587)

Net other income (expense) and gain (loss) declined by $4.4 million for the three months ended September 30, 2010, as compared to the same period in 2009. This decline was primarily attributable to a $3.7 million increase in net losses on derivatives. Additionally, the decrease is comprised of a $1.5 million decrease in gains on investments at fair value and a $0.1 million decrease in net gains on loans, partially offset by a $1.0 million variance in other, net.

Net other income (expense) and gain (loss) declined by $69.6 million for the nine months ended September 30, 2010, as compared to the same period in 2009. This decline was primarily attributable to a $29.6 million net gain on the deconsolidation of Market Square CLO as of June 30, 2009. Additionally, the decrease is comprised of a $23.8 million decrease in net gains on loans, a $9.6 million variance in net losses on derivatives, a $3.2 million increase in strategic transactions expenses, a $3.3 million decrease in gains on investments at fair value and a $0.2 million variance in other, net.

During the three months ended September 30, 2010, the net gains on investments at fair value was primarily the result of $1.1 million in net gains on other investments at fair value, partially offset by $0.1 million in net losses on RMBS. During the nine months ended September 30, 2010, the net gains on investments at fair value was primarily the result of $2.0 million in net gains on RMBS and $2.2 million in net gains on investments and other interests in our CIP CDOs, which are eliminated upon consolidation. The net gains on RMBS were primarily driven by valuation increases on our RMBS portfolio. During the three and nine months ended September 30, 2009, the net gains on investments at fair value of $2.6 million and $9.0 million, respectively, were primarily driven by valuation increases on our RMBS portfolio.

During the nine months ended September 30, 2010, net gain on loans is primarily comprised of $5.6 million in gains on loans held in DFR MM CLO and $1.8 million in gains on other corporate leveraged loans. The decrease in net gains on loans during the nine months ended September 30, 2010, as compared to the same period in 2009, is primarily attributable to the deconsolidation of Market Square CLO as of June 30, 2009. Loans held in Market Square CLO accounted for $43.1 million in gains on loans during the nine months ended September 30, 2009.

During the three and nine months ended September 30, 2010, the net loss on derivatives is primarily comprised of unrealized losses on the Embedded Derivative related to the Convertible Notes of $3.7 million and $7.0 million, respectively. See Note 3 to our condensed consolidated financial statements for further information on the Embedded Derivative. For the nine months ended September 30, 2009, the net gain on derivatives is primarily comprised of net gains on interest rate swaps of $2.7 million.

During the three months ended September 30, 2010, other, net is primarily comprised of $0.4 million in income received related to our beneficial interest in Market Square CLO, which is eliminated upon consolidation.  In addition, during the nine months ended September 30, 2010, other, net includes a $1.3 million reserve representing our current best estimate of the probable loss associated with the resolution of the SEC investigation.

Income Tax Expense

For the three and nine months ended September 30, 2010, our Principal Investing segment recorded federal income tax expense of $1.7 million.  See our discussion of DFR results of operations and Note 16 to our condensed consolidated financial statements for further information concerning income taxes.

Consolidated Investment Products Segment

Our Consolidated Investment Products Segment was established on January 1, 2010, and, therefore, there is no prior period comparable data.  The results of operations include the results for the seven CIP CDOs consolidated January 1, 2010 and the four CNCIM CLOs consolidated effective June 9, 2010.

Net Revenues

Our Consolidated Investment Products segment revenues represent the difference between the interest income earned on the assets held by the CIP CDOs and the cost of the borrowings of the CIP CDOs.

Net interest income for the three months ended September 30, 2010 is primarily composed of $38.4 million of interest income on loans and $3.9 million of interest income on corporate bonds, partially offset by $10.3 million of interest expense on non-recourse long-term debt.  Net interest income for the nine months ended September 30, 2010 is primarily composed of $83.1 million of interest income on loans and $11.9 million of interest income on corporate bonds, partially offset by $20.9 million of interest expense on non-recourse long-term debt.

Other Income (Expense) and Gain (Loss)

The following table summarizes our Consolidated Investment Products segment other income (expense) and gain (loss) for the three and nine months ended September 30, 2010:

	Three months ended September 30,	Nine months ended September 30,
	2010	2010
	(In thousands)

Net realized gain on investments at fair value	$10,657	$24,976
Net unrealized gain on investments at fair value	61,570	72,220
Net gain on investments investments at fair value	72,227	97,196

Net realized loss on liabilities	(931)	(5,633)
Net unrealized loss on liabilities	(102,114)	(171,041)
Net loss on liabilities	(103,045)	(176,674)

Net realized loss on derivatives	—	(4,710)
Net unrealized gain (loss) on derivatives	(230)	3,919
Net loss on derivatives	(230)	(791)

Net loss on investments, loans, derivatives and liabilties	(31,048)	(80,269)

Other net gain	161	1,251

Net other income (expense) and gain (loss)	$(30,887)	$(79,018)

We have elected the fair value option for all assets and liabilities of the CIP CDOs.  As a result, other income (expense) and gain (loss) for our Consolidated Investment Products segment consists primarily of realized and unrealized gains on investments, derivatives and liabilities. Net gain on investments at fair value consists of net gains and losses on loans, corporate bonds and other investments.

Liquidity and Capital Resources

Cash Flows

Our operating activities provided cash of $98.5 million for the nine months ended September 30, 2010, Net cash inflows and non-cash adjustments of $257.2 million included a net loss on liabilities at fair value of $173.7 million, net change in operating assets and liabilities of $56.4 million and depreciation and amortization of $10.7 million. Net cash outflows and non-cash adjustments of $158.7 million included net gain on investments at fair value of $100.5 million, net purchases of investments at fair value of $25.0 million and a net gain on the discharge of the Senior Notes of $17.4 million.

Our investing activities provided cash of $141.7 million for the nine months ended September 30, 2010, primarily from principal receipts and proceeds from the sale of investments at fair value previously classified as available-for-sale of $169.2 million and principal receipts and proceeds from loans held for investment of $125.6 million, partially offset by the origination and purchase of loans held for investment of $121.4 million and changes in restricted cash and cash equivalents of $39.6 million.

Our financing activities used cash of $250.9 million for the nine months ended September 30, 2010, primarily for payments on long-term debt of $179.8 million, net payments on repurchase agreements of $50.1 million and distributions to noncontrolling interest and investors in Consolidated Investment Products of $44.8 million, partially offset by proceeds from the issuance of long-term debt of $25.0 million.

Liquidity

As of September 30, 2010, unrestricted cash and cash equivalents and unencumbered RMBS totaled $38.1 million. We believe that our current cash and cash equivalents, unencumbered RMBS and net equity in our financed RMBS portfolio, along with cash flows from operations, among other things, are adequate to meet our anticipated long-term liquidity requirements. Net equity in our financed RMBS portfolio, excluding the unencumbered RMBS, totaled $22.1 million at September 30, 2010. In total, we had unrestricted cash and cash equivalents, unencumbered RMBS and net equity in the financed RMBS portfolio of $60.2 million as of September 30, 2010. As of September 30, 2010, the fair value of our Agency RMBS was $254.5 million. We attempt to maintain our leverage related to our RMBS portfolio at a level that we believe ensures that our cash and cash equivalents will be sufficient to satisfy our liquidity requirements.

Other Sources and Uses of Funds

We may increase our capital resources by issuing securities, including preferred stock, common stock and various forms of debt. The ability to execute these strategies will depend on, among other things, market conditions for capital raises and the investment of any proceeds.

As we focus on growing our Investment Management segment, we expect to utilize our cash and other sources of liquidity to invest in new investment products and in connection with the acquisition of CDO management contracts and other organic growth initiatives.

DFR MM CLO

The economic impact of our investment in DFR MM CLO is determined by the cash flows distributed to us on our investment in $50.0 million of preference shares and $19.0 million of debt issued by DFR MM CLO, subject to diversion of cash flows away from our investments in accordance with its indenture. From the date of our initial investment through September 30, 2010, such distributions have totaled $31.5 million on our preference shares investment and $3.7 million in interest on our debt investment. For the three and nine months ended September 30, 2010, the net income of $1.3 million and $11.9 million, respectively, recorded in our condensed consolidated statements of operations for DFR MM CLO was not indicative of the cash distributions of $0.2 million and $8.1 million for the three and nine months ended September 30, 2010, respectively. These cash distributions included $7.5 million related to our investment in the preference shares for the nine months ended September 30, 2010, and $0.2 million and $0.6 million in interest on our investment in debt for the three and nine months ended September 30, 2010, respectively. We did not receive a cash distribution related to our investment in the preference shares in the third quarter.  However, we received a cash distribution of $7.5 million from DFR MM CLO in the fourth quarter, including a $7.3 million cash distribution on our investment in the preference shares and $0.2 million in interest on our investment in debt. While we expect to receive future cash distributions on our investment in the preference shares, it is very difficult to predict the timing and amount of such future cash distributions.

Letter of Credit

Pursuant to the amendment to our lease, the amount of the cash collateralized letter of credit constituting our security deposit under the lease was reduced from approximately $1.3 million to approximately $0.5 million during the nine months ended September 30, 2010.

Deferred Purchase Payments

Deferred purchase payments related to the CNCIM Acquisition that aggregate $7.5 million are payable by us in five equal annual payments of $1.5 million beginning on December 9, 2010.

Debt

As of September 30, 2010, we had repurchase agreements outstanding with four counterparties in the amount of $241.3 million with a weighted-average borrowing rate of 0.32% and remaining weighted average maturity of 19 days.  At September 30, 2010, 68.4% of our repurchase agreement liabilities were concentrated with one counterparty.

The following table summarizes our long-term debt as of September 30, 2010:

		Current
	Carrying	Weighted Average	Weighted Average
	Value	Borrowing Rate	Remaining Maturity
	(In thousands)		(In years)
Recourse:
Trust Preferred Securities	$25,775	3.98%	25.1
March Junior Subordinated Notes	95,000	1.00%	25.1
Convertible Notes (1)	16,660	8.00%	7.2
Total Recourse	137,435	2.41%	22.9
Non-Recourse:
DFR MM CLO (2)	217,296	1.24%	8.8
Consolidated Investment Products (3)	3,574,098	1.03%	8.7
Total Non-Recourse	3,791,394	1.04%	8.7
Total long-term debt	$3,928,829	1.09%	9.2

(1)   The Convertible Notes principal outstanding of $25.0 million is presented net of an $8.3 million discount. The Convertible Notes currently pay interest at the 8.00% stated rate; however, including the discount, the effective rate of interest is 18.14%.

(2)   Excludes $19.0 million of DFR MM CLO debt that is owned by us and eliminated upon consolidation. Had this debt been included, the weighted-average borrowing rate would have been 1.50% as of September 30, 2010.

(3)   Long-term debt of the CIP CDOs is recorded at fair value.  This includes the fair value of the preference shares issued by the CIP CDOs in the carrying value. However, the preference shares do not have a stated interest rate and are therefore excluded from the calculation of the weighted average borrowing rate. The par value of the CIP CDOs long-term debt (including preference shares) was $4.2 billion.

On March 4, 2010, we entered into an exchange agreement with the holders of our trust preferred securities to exchange $95.0 million of the $120.0 million aggregate outstanding principal amount of trust preferred securities previously issued by our three wholly-owned indirect subsidiaries, Deerfield Capital Trust I, Deerfield Capital Trust II and Deerfield Capital Trust III, for $95.0 million aggregate principal amount of junior subordinated notes issued by us. The exchange was completed on March 4, 2010.   On October 20, 2010, we redeemed-in-kind $25.0 million of aggregate outstanding principal amount of trust preferred securities issued in 2005 by Deerfield Capital Trust I for $25.0 million in aggregate principal of junior subordinated notes.  Following this redemption-in-kind, we no longer have any trust preferred securities outstanding.  See Note 20 to the condensed consolidated financial statements for a detailed description of the in-kind redemption. The covenants contained in the indentures governing the junior subordinated notes are substantially less restrictive than the covenants contained in the indentures governing the trust preferred securities.

See Notes 11 and 13 to our condensed consolidated financial statements for a discussion of our repurchase agreements and long-term debt (including covenants relating thereto), respectively.

Critical Accounting Policies

We believe that the critical accounting policies upon which our financial condition and results of operations depend, and which involve the most complex subjective decisions or assessments, are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as filed with the SEC on March 23, 2010 (our “2009 10-K”). There have been no material changes to the critical accounting policies disclosed in our 2009 10-K except as indicated below. Our most critical accounting policies involve judgments and estimates that could affect our reported assets and liabilities, as well as our reported revenues and expenses. We believe that all of the judgments and estimates inherent in our financial statements were reasonable, based upon information available to us. We rely on management’s experience and analysis of historical and current market data in order to arrive at what we believe to be reasonable estimates. Under varying conditions, we could report materially different amounts arising under these critical accounting policies.

Variable Interest Entities

ASC Topic 810 generally requires the consolidation of the assets, liabilities and results of operations of a variable interest entity (“VIE”) into the financial statements of the enterprise that has a controlling financial interest in the VIE. ASC Topic 810 provides a framework for determining whether an entity should be considered a VIE and evaluated for consolidation. Pursuant to this framework, we consider all parties to determine whether the entity is a VIE and, if so, whether our involvement with the entity results in a variable interest in the entity. If we determine that we do have a variable interest in the entity, we perform an analysis to determine whether we are the primary beneficiary. If we determine that we are the primary beneficiary, we consolidate the VIE into our consolidated financial statements. A company is the primary beneficiary of a VIE if it has a controlling financial interest in the VIE.  A company is deemed to have a controlling financial interest in a VIE if it has both (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb the losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.

Other than DFR MM CLO, in which we own all the preference shares, we have a variable interest in each of the CDOs we manage due to the provisions of the management agreements relating to those CDOs. As of September 30, 2010, we had direct investments in certain of those CDOs, which represent a small portion of the total debt and equity issued by the CDOs. Where we have a direct investment, it is typically only in the unrated, junior subordinated tranches of the CDOs. These unrated, junior subordinated tranches, referred to herein as “preference shares,” take the form of either subordinated notes or preference shares.

For CDOs, if we are deemed to have the power to direct the activities of the CDO that most significantly impact the CDO’s economic performance, and the obligation to absorb losses or the right to receive benefits from the CDO that could potentially be significant to the CDO, then we are deemed to be the CDO’s primary beneficiary and are required to consolidate the CDO.  Beginning January 1, 2010, we consolidated the CIP CDOs into our Consolidated Investment Products segment.  See Note 4 to our condensed consolidated financial statements for additional discussion of our Consolidated Investment Products segment.

As of September 30, 2010, we have a variable interest in 19 additional CDOs that are not consolidated as part of our Consolidated Investment Products segment as we have determined we are not the primary beneficiary of these VIEs. Our maximum exposure to loss associated with nonconsolidated CDOs is limited to any future management fees. As of September 30, 2010, we have recorded management fee receivables totaling $0.8 million from the unconsolidated CDOs.

Goodwill and Other Intangible Assets

Goodwill represents the excess cost of a business acquisition over the fair value of the net assets acquired. Intangible assets are comprised of finite-lived and indefinite-lived assets. In accordance with ASC Topic 350—Intangibles—Goodwill and Other (“ASC Topic 350”), indefinite-lived assets and goodwill are not amortized. Finite-lived intangibles are amortized over their expected useful lives. These assets are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. An impairment charge is recorded if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its fair value.

Goodwill has been recognized and allocated to our Principal Investing and Investment Management segments as a result of the CNCIM Acquisition. ASC Topic 350 requires, on a reporting unit level, a comparison of the book value of net assets to their estimated fair value. If the fair value is determined to be less than book value, a second step is performed to compute the amount of the impairment. In this process, an implied fair value of goodwill is estimated in the same manner as the amount of goodwill recognized in a business combination. If the carrying amount of the reporting unit exceeds the implied fair value of that goodwill, an impairment loss will be recognized in an amount equal to the excess. The loss recognized cannot exceed the carrying amount of the goodwill.

Intangible assets associated with investment management contracts identified in the acquisition of a business are capitalized separately from goodwill if the fair value can be measured reliably on initial recognition. If they are finite-lived, they are amortized over their useful lives, either on a straight line basis (intangible assets associated with the acquisition of Deerfield) or based on a ratio of expected discounted cash flows from the contracts (intangible assets associated with the CNCIM Acquisition). We consider our own assumptions about renewal or extension of the term of the arrangement, consistent with the expected use of the asset. A change in the useful life of the asset could have a significant impact on our amortization expense.

The evaluation of goodwill and intangible assets for impairment requires management to make estimates and exercise significant judgment. As of September 30, 2010, there were no events or changes in circumstances that would indicate that the current carrying amount of goodwill or other intangible assets might be impaired; accordingly, we did not perform interim testing procedures.

Recent Accounting Updates

See Note 2 to our condensed consolidated financial statements for a complete discussion of recent accounting updates.

Off-Balance Sheet Arrangements

Through our wholly-owned subsidiary, DC LLC, we owned all of the common shares of Deerfield Capital Trust I (“Trust I”). Trust I, a VIE, was formed in September 2005 and issued, in the aggregate, $25.0 million of preferred shares to unaffiliated investors. In connection with this issuance, DC LLC issued junior subordinated debt securities, which we refer to as the trust preferred securities, to Trust I in the aggregate of $25.8 million which were guaranteed by us. The rights of the holders of common shares of Trust I were subordinate to the rights of the holders of preferred shares only in the event of a default. Otherwise, the common stockholders’ economic and voting rights rank pari passu with the preferred stockholders. We recorded the investment in the Trust I common shares as other investments at cost and record dividend income upon declaration by the Trust. The junior subordinated debt securities were recorded as long-term debt, and debt issuance costs were deferred in prepaid and other assets in the consolidated balance sheet. Interest on the debt securities and amortization of debt issuance costs were recorded in the consolidated statements of operations as interest expense.

On October 20, 2010, we redeemed-in-kind the $25.0 million of aggregate outstanding principal amount of trust preferred securities issued in 2005 by Trust I for $25.0 million in aggregate principal amount of junior subordinated notes. In connection with the in-kind redemption, $0.8 million of equity securities in Deerfield Capital Trust I which are included in long-term debt were cancelled. Following the in-kind redemption, we no longer have any trust preferred securities outstanding.  See Note 20 to our condensed consolidated financial statements for a complete discussion of the in-kind redemption.

As of September 30, 2010, we did not maintain any other relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose or VIEs, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of September 30, 2010, we did not guarantee any obligations of unconsolidated entities or entered into any commitment or intent to provide additional funding to any such entities, other than Trust I.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and our Interim Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our Chief Executive Officer and our Interim Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Change in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1A.  RISK FACTORS

There have been no material changes in our risk factors from those disclosed in “Part I — Item 1A. Risk Factors” of our 2009 10-K and “Part II —Item 1A. Risk Factors” of our Quarterly Report for the quarter ended June 30, 2010.

ITEM 6.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit. No.	Description of Exhibit

4.1	Junior Subordinated Indenture dated October 20, 2010 between the Company and The Bank of New York Mellon Trust Company, National Association, as trustee. (1)

**10.1	Asset Purchase Agreement by and between Deerfield Capital Management LLC and Luke D. Knecht, dated September 30, 2010.*

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*              Filed herewith

**           Compensatory plan or arrangement

(1)           Incorporated by reference to our Current Report on Form 8-K filed with the SEC on October 21, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEERFIELD CAPITAL CORP.
(Registrant)

Date: November 15, 2010	By:	/s/ Jonathan W. Trutter
Jonathan W. Trutter, Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 15, 2010	By:	/s/ Kenneth R. Posner
Kenneth R. Posner, Interim Chief Financial Officer
(Principal Financial and Accounting Officer)