Form 10-K
period 2010-12-31
Deerfield Capital Corp.
filed 2011-03-31
CIK 1313918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

         The aggregate market value of the outstanding common equity held by non-affiliates of the registrant was $35,252,613 based on the number of shares held by non-affiliates of the registrant as of June 30, 2010, and based on the reported last sale price of the common stock on June 30, 2010, which is the last business day of the registrant's most recently completed second fiscal quarter.

         There were 11,164,521 shares of the registrant's Common Stock outstanding as of March 28, 2011.

DOCUMENTS INCORPORATED BY REFERENCE:

         None.

DEERFIELD CAPITAL CORP.
2010 ANNUAL REPORT ON FORM 10-K
INDEX

CERTAIN DEFINITIONS

        Unless otherwise noted or the context otherwise requires, we refer to Deerfield Capital Corp. as "DFR," to DFR and its subsidiaries as "we," "us," "our," "our company" or the "Company," to Deerfield Capital Management LLC, one of our indirect wholly-owned subsidiaries, as "DCM," and to Columbus Nova Credit Investments Management, LLC, a wholly owned subsidiary of DCM, as "CNCIM."

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        Certain statements in this annual report on Form 10-K, or Annual Report, and the information incorporated by reference into this Annual Report are forward-looking statements, as permitted by the Private Securities Litigation Reform Act of 1995. These include statements regarding future results or expectations. Forward-looking statements can be identified by forward-looking language, including words such as "believes," "anticipates," "expects," "estimates," "intends," "may," "plans," "projects," "will" and similar expressions, or the negative of these words. Such forward-looking statements are based on facts and conditions as they exist at the time such statements are made, various operating assumptions and predictions as to future facts and conditions, which may be difficult to accurately make and involve the assessment of events beyond our control. Caution must be exercised in relying on forward-looking statements. Our actual results may differ materially from the forward-looking statements contained in this Annual Report as a result of the following factors, among others:

  •
  limitations imposed by our existing indebtedness and our ability to access capital markets on commercials reasonable terms;

  •
  reductions in our assets under management and related investment management and performance fee revenue;

  •
  our ability to maintain adequate liquidity;

  •
  reductions in the fair value of our assets;

  •
  our ability to attract and retain qualified personnel;

  •
  competitive conditions impacting us and our assets under management;

  •
  unanticipated changes in factors relating to our repurchase transactions, including changes in the value of assets underlying such transactions, counterparty defaults, identification of replacement counterparties and changes in terms governing repurchase transactions;

  •
  our ability to complete future collateralized debt obligation ("CDO") transactions and assume or otherwise acquire additional CDO management contracts on favorable terms, or at all, including our ability to effectively finance such transactions through warehouse facilities;

  •
  general economic and market conditions, particularly as they relate to the markets for debt securities, such as residential mortgage-backed securities and CDOs and the fixed income markets;

  •
  fluctuation of our quarterly results from quarter to quarter;

  •
  our ability to maintain our exemption from registration as an investment company pursuant to the Investment Company Act of 1940;

  •
  our ability to execute our corporate strategies and develop effective business continuity plans;

  •
  changes in our existing investment, hedging or credit strategies or the performance and values of our investment portfolios;

  •
  the ability of Bounty Investments, LLC and, following the completion of the proposed merger with Commercial Industrial Finance Corp. ("CIFC"), CIFC Parent Holdings, LLC to exercise substantial control over our business;

  •
  impairment charges or losses initiated by adverse industry or market developments or other facts or circumstances;

  •
  the outcome of legal or regulatory proceedings to which we are or may become a party;

  •
  the impact of pending legislation and regulations or changes in, and our ability to remain in compliance with laws, regulations or government policies affecting our business, including investment management regulations and accounting standards;

  •
  our business prospects, the business prospects of and risks facing the companies in which we invest and our ability to identify material risks facing such companies;

  •
  our ability to make investments in new investment products, realize fee-based income under our investment management agreements, grow our fee-based income and deliver strong investment performance;

  •
  our receipt of previously deferred CDO subordinated management fees and receipt of future CDO subordinated management fees on a current basis;

  •
  our ability to comply with investment guidelines under our management and related agreements;

  •
  unanticipated changes in factors underlying our residential mortgage-backed securities and CDOs, including changes in prepayment, delinquency and foreclosure rates and losses relating to mortgage loans and risks related to the equity and mezzanine securities held by our CDOs;

  •
  changes in interest rates and our ability to manage our exposure to interest rate risk;

  •
  our failure to realize the expected benefits of the acquisition of CNCIM;

  •
  our failure to consummate and realize the expected benefits of the proposed merger with CIFC; and

  •
  other risks, described in this Annual Report under "Risk Factors" and from time to time in our other filings with the SEC.

        The forward-looking statements contained in this Annual Report are made as of the date hereof, and we do not undertake any obligation to update any forward-looking statement to reflect subsequent events, new information or circumstances arising after the date of this Annual Report. All future written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referenced above. In addition, it is our policy generally not to make any specific projections as to future earnings, and we do not endorse any projections regarding future performance that may be made by third parties.

PART I.

ITEM 1.    BUSINESS

Overview

        We are a Maryland corporation with an Investment Management segment that manages approximately $9.3 billion of client assets as of January 1, 2011, including bank loans and other corporate debt, residential mortgage-backed securities ("RMBS"), asset-backed securities ("ABS") and government securities. Certain of these client assets, which we are required to consolidate, constitute our Consolidated Investment Products segment. In addition, through our Principal Investing segment, we manage our own assets, which are comprised primarily of fixed income investments, including bank loans and other corporate debt and RMBS backed by mortgage loans and guaranteed as to principal and interest by either federally chartered entities or the U.S. government ("Agency RMBS"), and totaled $518.5 million as of December 31, 2010.

Our Business

        We have three business segments: Investment Management, Principal Investing and Consolidated Investment Products. Our Investment Management segment earns investment advisory fees for managing investment accounts, including collateralized debt obligations ("CDOs," a term which includes collateralized loan obligations ("CLOs")) and other investment vehicles. We are required to consolidate 11 of the CDOs managed by our Investment Management segment because they are variable interest entities ("VIEs") with respect to which we are deemed to be the primary beneficiary. These 11 CDOs (the "CIP CDOs") constitute our Consolidated Investment Products segment. Our Principal Investing segment represents our investment portfolio comprised primarily of bank loans and other corporate debt and Agency RMBS.

Investment Management Segment

        Our Investment Management segment is operated through our indirect wholly-owned subsidiary, DCM and its wholly-owned subsidiary, CNCIM. Unless otherwise noted or the context otherwise requires, references to DCM's investment management activities include the activities of CNCIM. Through our Investment Management segment, we manage investment accounts for various types of clients, including CDOs and other investment vehicles. These accounts are collective investment vehicles that pool the capital contributions of multiple investors, which are typically institutional investors. We specialize in managing fixed income investments, including bank loans and other corporate debt, RMBS, government securities and ABS. DCM and CNCIM enter into investment management agreements with each client, pursuant to which the client grants us certain discretion to purchase and sell securities and other financial instruments.

        Our primary source of revenue from our Investment Management segment is the investment advisory fees paid by the accounts we manage. These fees typically consist of management fees based on the account's assets and, in some cases, performance fees based on the profits we generate for the account. Our fees differ from account to account, but in general, our fees from CDOs consist of a senior management fee (payable before the interest payable on the debt securities issued by the CDO) that ranges from 5 basis points to 20 basis points annually of the principal balance of the underlying collateral of the CDO, a subordinate management fee (payable after the interest payable on the debt securities issued by the CDO and certain other expenses) that ranges from 5 basis points to 45 basis points annually of the principal balance of the underlying collateral of the CDO, and, in certain CDOs, performance fees that are paid after certain investors' returns exceed an internal rate of return hurdle. The performance fees we receive are based on a percentage of residual cash flows above the internal rate of return hurdle and vary by account.

Principal Investing Segment

        Our Principal Investing segment manages our own assets, which are comprised primarily of fixed income investments, including bank loans and other corporate debt and Agency RMBS. We refer to our investments in senior secured loans (first lien and second lien term loans), senior subordinated debt facilities and other junior securities as "Corporate Loans."

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

Consolidated Investment Products Segment

        Our Consolidated Investment Products segment consists of the CIP CDOs, which we are required to consolidate pursuant to the amendments to the consolidation guidance in the Financial Accounting Standards Board Accounting Standards Codification Topic 810—Consolidation ("ASC Topic 810"), as amended by Accounting Standards Update 2009-17, which became effective January 1, 2010. The assets of the CIP CDOs are held solely as collateral to satisfy the obligations of the CIP CDOs. We have no right to the benefits from, nor do we bear the risks associated with, the assets held by the CIP CDOs, beyond our minimal direct investments and beneficial interests in, and management fees generated from, the CIP CDOs. If DFR were to liquidate, the assets of the CIP CDOs would not be available to our general creditors, and as a result, we do not consider them our assets. Additionally, the investors in the CIP CDOs have no recourse to the general credit of DFR for the debt issued by the CIP CDOs. Therefore, this debt is not our obligation.

Assets Under Management

        As of January 1, 2011, our total assets under management ("AUM"), was approximately $9.3 billion, primarily held in 30 CDOs. Sixteen of the CDOs, commonly referred to as collateralized loan obligations, invest mainly in bank loans, ten mainly in ABS and four mainly in corporate bonds.

Collateralized Debt Obligations (CDOs)

        The term CDO (or CLO) generally refers to a special purpose vehicle that owns a portfolio of investments and issues various tranches of debt and equity securities to finance the purchase of those investments. The investments purchased by the CDO are governed by extensive investment guidelines, including limits on the CDO's exposure to any single industry or issuer and limits on the ratings of the CDO's assets. Most CDOs have a defined investment period during which they are allowed to make investments or reinvest capital as it becomes available.

        CDOs typically issue multiple tranches of debt and equity securities with varying ratings and levels of subordination to finance the purchase of investments. These securities receive interest and principal payments from the CDO in accordance with an agreed upon priority of payments, commonly referred to as the "waterfall." The most senior notes, generally rated AAA/Aaa, typically represent the majority of the total liabilities of the CDO. This tranche of notes is issued at a specified spread over LIBOR and typically has the first claim on the earnings on the CDO's investments after payment of certain fees and expenses. The mezzanine tranches of rated notes generally have ratings ranging from AA/Aa to BB/Ba and also are typically issued at a specified spread over LIBOR with higher spreads paid on the tranches with lower ratings. Each tranche is typically only entitled to a share of the earnings on the CDOs' investments if the required interest and principal payments have been made on the more senior tranches. The most junior tranche can take the form of either subordinated notes or preference shares and is commonly referred to as the CDO's "equity." The equity generally does not have a stated coupon but is entitled to residual cash flows from the CDOs' investments after all of the other tranches of notes and certain other fees and expenses are paid.

        CDOs generally appoint a collateral manager to manage their investments. In exchange for their services, CDO managers typically receive three types of fees: senior management fees, subordinated management fees and performance fees. CDOs also generally appoint a trustee and collateral administrator, who is responsible for holding the CDOs' investments, collecting investment income and distributing that income in accordance with the waterfall.

Proposed Merger

        On December 21, 2010, we entered into an Agreement and Plan of Merger (as amended from time to time the "Merger Agreement") pursuant to which Commercial Industrial Finance Corp ("CIFC") will merge with and into a wholly-owned subsidiary of DFR (the "Proposed Merger"). Following the Proposed Merger, CIFC will be our wholly-owned subsidiary. As consideration for the Proposed Merger, CIFC Parent Holdings, LLC

("CIFC Parent"), the sole stockholder of CIFC, will receive (i) 9,090,909 shares of our common stock (the "Stock Consideration"), (ii) payments totaling $7.5 million in cash payable in three equal installments of $2.5 million (subject to certain adjustments) on the closing date of the Proposed Merger and on the first and second anniversaries of the closing date of the Proposed Merger and (iii) the first $15.0 million of incentive fees received by the combined company from certain CLOs currently managed by CIFC and 50% of any performance fees received by the combined company in excess of $15.0 million.

        The closing of the transactions contemplated by the Merger Agreement is subject to several conditions, including the approval by our stockholders holding a majority of all the issued and outstanding shares of our common stock of (i) the Merger Agreement and transactions contemplated therein, including issuance of the Stock Consideration, (ii) an amended and restated stockholders agreement (the "Amended and Restated Stockholders Agreement"), to be entered into among DFR, CIFC Parent and Bounty Investments, LLC ("Bounty"), and including the transactions contemplated therein and (iii) certain amendments to our charter. Additional closing conditions include (i) the absence of certain governmental constraints, (ii) the absence of a material adverse effect on the business of CIFC or DFR, (iii) the procurement of certain consents by CIFC and DFR, respectively (iv), subject to certain materiality exceptions, the accuracy of the representations and warranties made by CIFC and DFR, respectively, and compliance by CIFC and DFR with their respective obligations under the Merger Agreement, and (v) other customary conditions. We expect to complete the Proposed Merger in the second quarter of 2011.

        The Merger Agreement contains certain termination rights for CIFC and DFR, including a right to terminate the Merger Agreement if the Proposed Merger has not closed by May 31, 2010. The Merger Agreement also provides that upon the termination of the Merger Agreement under specified circumstances, we will be required to pay to CIFC a termination fee in the amount of $3.0 million, plus any reasonable and documented out-of-pocket legal fees and expenses incurred by CIFC to enforce payment of such termination fee. Upon the closing of the Proposed Merger, we will pay the reasonable and documented out-of-pocket costs and expenses incurred by CIFC, CIFC Parent and Bounty in connection with the Merger Agreement and the transactions contemplated by the Merger Agreement.

        See "Risk Factors" in this Annual Report for a description of the risks relating to the Proposed Merger. In addition, we filed a proxy statement on Schedule 14A with the Securities and Exchange Commission (the "SEC") on March 15, 2011 which further discusses the Proposed Merger and related transactions.

History of Operations

        We commenced operations on December 23, 2004 as an externally managed real estate investment trust ("REIT") and completed our initial public offering in July 2005. In December 2007, we acquired DCM's parent company, Deerfield & Company LLC ("Deerfield"). As a result of this acquisition, each of Deerfield and DCM became our indirect, wholly-owned subsidiaries, and we became internally managed.

        During 2008, we suffered significant losses in our Principal Investing segment and goodwill and intangible asset impairments in our Investment Management segment as a result of the global credit crisis. In response, we implemented cost savings initiatives designed to improve our financial results without adversely impacting our ability to operate our business in a prudent and competitive manner and negotiated significant amendments and waivers to the documents governing our long-term debt. The cost savings initiatives included headcount reductions and reductions in bonus compensation for employees. During 2008, we terminated our REIT status and converted to a C corporation to maximize the use of potential significant tax benefits and provide more flexibility with respect to future capital investment.

        During 2009, we achieved a return to profitability due to our continued focus on cost containment and growth, and our RMBS portfolio exhibited more stability. We did, however, experience a decline in investment advisory fees due to the liquidation of certain investment funds and CDOs that we managed and a deferral of subordinated management fees from the majority of our CLOs. In a continuation of efforts to reduce expenses, in November 2009, we entered into a lease amendment, which allowed us to relocate to a smaller space in the same building and will result in significantly reduced occupancy costs. In addition, we continued to reduce our alternative asset portfolio and we sold our investment in the preference shares issued by Market Square CLO Ltd. ("Market Square CLO") on June 30, 2009, resulting in the deconsolidation of that entity.

        During 2010, we remained profitable due in part to increased revenues from our Investment Management segment, a significant restructuring of our long-term debt and continued stability in our RMBS portfolio. In addition, at December 31, 2010, we released the valuation allowance associated with our deferred tax assets which significantly contributed to net income attributable to Deerfield Capital Corp. In June, we acquired CNCIM, an investment manager with four CLOs under management, from Bounty, (the "CNCIM Acquisition"). The CNCIM Acquisition contributed to the increase in our Investment Management segment revenues for 2010, as did the fact that most of our CLOs resumed the current payment of subordinated management fees and began to repay previously deferred subordinated management fees. In connection with this acquisition, Bounty purchased, for cash, $25.0 million in aggregate principal amount of our newly-issued senior subordinated convertible notes (the "Convertible Notes"). The restructuring of our long-term debt consisted of (i) replacing our existing $120.0 million of trust preferred securities with $120.0 million of junior subordinated notes, all of which contain significantly reduced covenant requirements, and $95.0 million of which are subject to the significantly lower interest rate of 1.00% through April 30, 2015, and (ii) discharging our $73.9 million of our senior secured notes at a significant discount, in part with the cash from the issuance of the Convertible Notes.

Our Strategy

        Currently, our growth strategy centers on four areas: (i) the acquisition of existing CDO contracts from other managers, (ii) the internal development of new product offerings relying on existing capabilities, (iii) the introduction of new products resulting from acquisitions of and ventures with external managers and (iv) the creation of new CLOs as the market environment improves and the economics for new issuances become attractive to investors.

        Consistent with our strategy, we acquired CNCIM, an investment manager with four CLOs under management on June 9, 2010 and in prior years, acquired the management contracts for Robeco CDO II Limited and Mayfair Euro CDO I B.V. We believe the Proposed Merger will provide enhanced opportunities to pursue our growth strategy. The Proposed Merger is also expected to result in significant economies of scale and synergies as a result of the combined company's larger size and improved financial condition, including cash flow and profitability.

        We intend to grow our Investment Management segment by launching new investment products that we believe will diversify our revenue streams and take advantage of our core competencies of credit analysis and asset management. We intend to make investments in certain of these new investment products. We believe that the growth of fee-based income through the management of alternative investment products will provide the most attractive risk-adjusted return on capital. We are also focused on managing our Principal Investing segment by opportunistically redeploying our capital into other fee-based strategies. In the near term, we expect to continue to hold our RMBS portfolio both for the income it provides and as a source of liquidity.

Competition

        We compete for investment management clients and AUM with numerous other investment managers, including those affiliated with major commercial banks, broker-dealers and other financial institutions. The factors considered by clients in choosing us or a competitor include the past performance of the accounts we manage, the background and experience of our key portfolio management personnel, our reputation in the fixed income asset management industry, our advisory fees and the structural features of the investment products (such as CDOs and investment funds) that we offer. Some of our competitors have greater portfolio management resources than us, have managed client accounts for longer periods of time or have other competitive advantages over us.

The Reincorporation

        We are also seeking stockholder approval of our reincorporation in Delaware, which will be effected by the merger of DFR with and into our newly formed wholly-owned subsidiary, Deerfield Capital Corp., a Delaware corporation ("Deerfield (Delaware)"). Upon the consummation of the merger, Deerfield (Delaware) will succeed to the assets and liabilities of the Company and will continue to operate the business under the name "Deerfield Capital Corp."

Operating and Regulatory Structure

Exclusion from Regulation under the 1940 Act

        We have operated, and intend to continue to operate, in such a way as to be excluded from registration under the Investment Company Act of 1940, as amended (the "1940 Act"). We and our wholly-owned subsidiaries are primarily excluded from registration under the 1940 Act because we are not engaged, and do not propose to engage, in the business of investing, reinvesting, owning, holding or trading in securities and do not own or propose to acquire "investment securities" having a value over 40% of our assets, on an unconsolidated basis, excluding cash and government securities (the "40% Test"). "Investment securities" excludes, among other things, majority-owned subsidiaries that rely on the 40% Test and those that rely on Section 3(c)(5)(C), the mortgage exemption. One of our majority-owned subsidiaries historically has relied on and intends to rely on the mortgage exemption, and several of our other majority-owned subsidiaries rely on the 40% Test.

Governmental Regulations

        DCM is registered with the SEC as an investment adviser and with the Commodity Futures Trading Commission, as a commodity trading advisor. In these capacities, DCM is subject to various regulatory requirements and restrictions with respect to our asset management activities (in addition to other laws). In addition, investment vehicles managed by DCM are subject to various securities and other laws. CNCIM is not registered with the SEC or any state securities authority as an investment adviser, pursuant to exemptions from such registration, but, as a wholly-owned subsidiary of DCM, it is operated as if subject to the same regulatory requirements as DCM. You may obtain a copy of DCM's Brochure in lieu of SEC Form ADV Part II upon request by contacting our Investor Relations Officer at the address below.

Employees

        As of December 31, 2010, we had approximately 64 full-time employees.

Available Information

        Our Internet address is www.deerfieldcapital.com. We make available free of charge, on or through the "SEC Filings" section of our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Also posted on our website, and available in print upon request to our Investor Relations Department, are the charters for our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee and our Code of Business Conduct and Ethics, which governs our directors, officers and employees. Within the time period required by the SEC and the NASDAQ Stock Market LLC ("NASDAQ"), we will post on our website any amendment to our Code of Business Conduct and Ethics and any waiver applicable to our senior financial officers, and our executive officers or directors. In addition, information concerning purchases and sales of our equity securities by our directors and Section 16 reporting officers is posted on our website. Information on our website is not part of this Annual Report and is not deemed incorporated by reference into this Annual Report of any other public filing made with the SEC.

        Our Investor Relations Officer can be contacted at Deerfield Capital Corp., 6250 North River Road, 12th Floor, Rosemont, Illinois 60018, Attn: Glenn Duffy, Investor Relations, Telephone: (773) 380-1635.

ITEM 1A.    RISK FACTORS

        Our business, financial condition, operating results and cash flows may be impacted by a number of factors. The following sets forth the most significant factors that make an investment in our company speculative or risky. In addition to the following risk factors, please also refer to the section entitled "Special Note Regarding Forward-Looking Statements."

Risks Related to Our Business

Our existing recourse indebtedness and the inability to access capital markets could restrict our business activities or adversely affect our financial performance.

        As of December 31, 2010, we had approximately $383.7 million of outstanding recourse indebtedness, including long-term indebtedness in the form of $120.0 million of junior subordinated notes and $16.8 million of Convertible Notes. $25.0 million of our junior subordinated notes bear interest at a variable interest rate, which may subject us to interest rate risk and increase our debt service obligations if such interest rate increases. In addition, the debt instruments governing our indebtedness contain covenants that may restrict our business activities, and our failure to comply with these covenants could result in a default under our indebtedness. Furthermore, we are permitted by the terms of our notes and our other debt instruments to incur substantial additional indebtedness. Our inability to generate sufficient cash flow to satisfy our debt obligations, to refinance our debt obligations or to access capital markets or otherwise obtain additional financing on commercially reasonable terms could adversely affect our financial condition, operating results and cash flows. Additionally, our return on investments and available cash flow may be reduced to the extent that changes in market conditions increase the cost of our financing relative to the income that can be derived from the assets acquired.

        Our outstanding recourse indebtedness also includes approximately $246.9 million of short-term indebtedness in the form of repurchase agreements as of December 31, 2010. As this indebtedness matures, we must either enter into new borrowings or liquidate certain of our investments at times when we might otherwise not choose to do so. Lenders may seek to use a maturity date as an opportune time to demand additional terms or increased collateral requirements that could be adverse to us and harm our operations. In addition, an increase in short-term interest rates when we seek new borrowings would reduce the spread between the returns on our assets and the cost of our borrowings, which could adversely affect our financial performance.

We operate in highly competitive markets, and we may not be able to grow our assets under management.

        The alternative asset management industry is very competitive and subject to rapid change. Many firms offer similar and additional investment management products and services to the same types of clients that we target. We currently focus almost exclusively on fixed income securities and related financial instruments, which is in contrast to numerous other asset managers with comparable AUM, which have significant background and experience in both the equity and debt markets. In addition, many of our competitors have or may in the future develop greater financial and other resources, more extensive distribution capabilities, more effective marketing strategies, more attractive investment vehicle structures and broader name recognition. Additionally, if other asset managers offer services and products at more competitive prices than us, we may not be able to maintain our current fee structure. Investment strategies and products, including CDOs, that had historically been attractive to investors may lose their appeal for various reasons. In such case, we would have to develop new strategies and products in order to remain competitive. It could be both expensive and difficult for us to develop new strategies and products, and we may not be successful in this regard. These competitive pressures could adversely affect our business, financial condition and results of operations.

        Currently, the substantial majority of our investment products are CDOs that cannot be redeemed or terminated by investors unless certain conditions are met or they are not yet redeemable or terminable by investors at all. However, with the passage of time or upon the satisfaction of such conditions, these investment products will be redeemed, and we will no longer receive investment advisory fees related to these products. In addition, the prepayment of the assets contained in the CDOs we manage and our inability to reinvest the proceeds of such prepayments in accordance with the investment guidelines of the CDO will reduce the asset base on which our fees are paid and thus the amount of our investment advisory fees. If we are unable to launch new products and grow assets under management to sufficiently replace lost assets under management, our revenues will decline.

A reduction in the amount or value of client assets could significantly reduce our investment management and performance fees and adversely affect our financial performance.

        DCM's success depends on its ability to earn investment advisory fees from the client accounts it manages. Such fees generally consist of payments based on the amount of assets in the account (management fees) and on the profits earned by the account or the returns to certain investors in the account (performance fees). If there is a reduction in an account's assets, there will be a corresponding reduction in DCM's management fees from the account and a likely reduction in DCM's performance fees, if any, relating to the account, since the smaller the account's asset base, the smaller the potential profits earned by the account. There could be a reduction in an account's assets as the result of investment losses in the account, the withdrawal by investors of some or all of their capital in the account, the prepayment of the assets in the account if we are unable to reinvest the proceeds or forced liquidation of the assets in the account. As a result, a reduction in the value of client assets and investment advisory fees may adversely affect our financial performance.

We may be unable to maintain adequate liquidity to support our ongoing operations and planned growth.

        As of December 31, 2010, we had unrestricted cash and cash equivalents of $50.1 million and net equity in our financed RMBS portfolio of $15.2 million. In addition, cash generated from operations and outstanding indebtedness may not provide sufficient liquidity to fund our operations and pay general corporate expenses. Declines in the fair value of our assets may additionally adversely affect our liquidity. If we are unable to maintain adequate liquidity, we may be unable to support our ongoing operations and planned growth, which would have a material adverse effect on our financial condition.

We may leverage our assets and a decline in the fair value of such assets may adversely affect our financial performance.

        We may leverage our assets through borrowings, generally through warehouse facilities, repurchase agreements, secured loans, securitizations (including the issuance of CDOs) and other borrowings. A rapid decline in the fair value of our leveraged assets, such as the declines we experienced in the fourth quarter of 2007 and the first quarter of 2008, may adversely affect us. Lenders may require us to post additional collateral to support the borrowing. If we cannot post the additional collateral, we may have to rapidly liquidate assets, which we may be unable to do on favorable terms or at all. Even after liquidating assets, we may still be unable to post the required collateral, further harming our liquidity and subjecting us to liability to our lenders for the declines in the fair values of the collateral. A reduction in credit availability may reduce our earnings, liquidity and available cash. Decreases in the fair value of our RMBS or increases in the prepayment rates thereon may also cause us to sell investment securities which we may be unable to do on favorable terms or at all, which could cause liquidity pressures or shortfalls.

We compete for investment opportunities with larger institutions.

        We compete for investments with various other investors, such as other public and private funds, commercial and investment banks and commercial finance and other companies. Many of our competitors are substantially larger than us, have considerably more financial and other resources and may have investment objectives that overlap with ours, which may create competition for investment opportunities with limited supply. Some competitors may have a lower cost of funds and access to funding sources that are not available to us, and may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. The competitive pressures we face could adversely affect our business, financial condition and results of operations.

We enter into repurchase transactions which will expose us to substantial risks that, if realized, could adversely affect our financial performance.

        We obtain a significant portion of our funding for our Principal Investing Portfolio through repurchase facilities. When we engage in a repurchase transaction, we generally sell securities to the transaction counterparty and receive cash from the counterparty. The counterparty is obligated to resell the securities back to us at the end of the term of the transaction, which is currently one to 30 days. We would lose money on a repurchase transaction if the value of the underlying securities has declined as of the end of the transaction term, as we would have to repurchase the securities for their initial value but would receive securities worth less than that amount. Because the cash we receive from the counterparty when we initially sell the securities is less than the value of those securities (by the margin), if the counterparty defaults on its obligation to resell the securities back to us, we would incur a loss on the transaction equal to such margin (assuming no change in the value of the securities). Any losses we incur on our repurchase transactions could adversely affect our earnings.

        Certain of our repurchase agreements include negative covenants and collateral posting requirements. When the estimated fair value of the existing pledged collateral under such agreements declines and such lenders may demand additional collateral (i.e., initiate a margin call). We may not have the funds available to satisfy any of these calls and may have to sell assets at a time when we might be able to do so on favorable terms or at all, thereby suffering significant losses and harming our liquidity. Additionally, if we breach the negative covenant or collateral posting requirements, our repurchase transactions may be terminated early, in which event our counterparty could terminate all repurchase transactions existing with us and make any amount due by us to the counterparty payable immediately. If we have to terminate outstanding repurchase transactions and are unable to negotiate new and acceptable funding terms, our liquidity will be impaired. This may reduce the amount of capital available for investing. In addition, we may have to liquidate assets at a time when we might not be able to do so on favorable terms or at all. There is no assurance we would be able to establish suitable replacement facilities.

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

We expect to enter into warehouse agreements in connection with our potential investment in and management of CDOs, which may expose us to substantial risks.

        In connection with our potential investment in and management of new CDOs, we expect to enter into warehouse agreements with warehouse providers such as investment banks or other financial institutions, pursuant to which the warehouse provider will initially finance the purchase of the collateral that will be ultimately transferred to the CDO. We will typically select the collateral in the warehouse. If the CDO transaction is not consummated, the warehouse collateral may be liquidated, and we may be required to pay any amount by which the purchase price of the collateral exceeds its sale price and may be liable for certain of the expenses associated with the warehouse or planned CDO, subject to any negotiated caps on our exposure. In addition, regardless of whether the CDO transaction is consummated, if any of the warehoused collateral is sold before the consummation, we may have to bear any resulting loss on the sale. The amount at risk in connection with the warehouse agreements supporting our investments in CDOs will vary and may not be limited to the amount that we have agreed to invest in the equity securities of the CDO. Although we would expect to complete the CDO transaction within six to nine months after the warehouse agreement is signed, we may not be able to complete the transaction within the expected time period or at all.

Our business and financial performance may be adversely affected by market, economic and other industry conditions.

        Our business and financial performance may be adversely affected by market, economic and other industry conditions, such as the economic slowdown and recessions that were experienced in the United States in 2008, which could lead to losses on our investments or in the assets held in the products we manage and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in lenders not extending credit to us, all of which could impair our operating results. While our business environment and that of many of the entities in which we invest was extremely challenging in 2008 and 2009, we saw improvements in our business as the markets stabilized in 2010. There is no assurance that these conditions will continue to improve in the near term or at all. If the economic slowdown and adverse business conditions resume or get worse, we expect our results of operations to be adversely affected.

Our quarterly results could fluctuate and may not be indicative of our future quarterly performance.

        Our quarterly operating results could fluctuate; therefore investors should not rely on past quarterly results to be indicative of our performance in future quarters. Factors that could cause our quarterly operating results to fluctuate include, among other things, variations in quarterly fair value determinations of our assets and derivatives, impairments on our loans held for investment and intangible assets (including goodwill), changes in interest rates affecting our interest income and interest expense and our provision for income tax.

Because the value we record for certain investments is based on estimates of fair value made by management, we are exposed to substantial risks.

        Some of our investments are securities that are not publicly traded. The fair value of such investments is not readily determinable. Depending on the accounting classification, these investments can be carried at fair value, lower of cost or market, or amortized cost with a loan loss reserve. Each of these carrying values is based on an estimate of fair value. Management reports estimated fair value of these investments quarterly, which may cause our quarterly operating results to fluctuate. Therefore, our past quarterly results may not be indicative of our performance in future quarters. In addition, because such valuations are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed and we may be unable to realize the carrying value upon a sale of these assets.

Our business could be impaired if we are unable to attract and retain qualified personnel.

        We depend on the diligence, experience, skill and network of business contacts of our executive officers and employees for the evaluation, negotiation, structuring and monitoring of our investments and the operation of our business. Additionally, certain of our investment management contracts may be tied to the retention of certain key employees. For example, DCM generally assigns the management of its investment products to specific teams, consisting of DCM portfolio management and other personnel, most of whom are not bound by employment agreements. The loss of a particular member or members of such a team could cause investors in the product to withdraw all or a portion of their investment in the product, and adversely affect the marketing of the product to new investors and the product's performance. In the case of certain CDOs, DCM can be removed as investment advisor upon its loss of specified key employees. In the case of certain other accounts, investors may have the right to redeem their investments upon DCM's loss of specified key employees. In addition to the loss of specific portfolio management team members, the loss of one or more members of DCM's senior management involved in supervising the portfolio teams and operating our business could have similar adverse effects on DCM's investment products or our business. Accordingly, the inability to attract and retain qualified personnel could affect our ability to provide an acceptable level of service to our clients and take advantage of new opportunities, which could adversely affect our business and financial performance.

We may in the future issue shares of additional capital stock to raise proceeds for a wide variety of purposes, which could dilute and therefore reduce the value of our existing outstanding capital stock.

        We may seek to issue shares of our capital stock, either in public offerings, private transactions or both, to raise additional capital or enter into strategic transactions. Such issuances could substantially dilute the stock of our existing stockholders without a corresponding increase in value. We may raise capital for a wide variety of purposes, such as implementing our business plan and repaying indebtedness. Our management will have broad discretion over how we use the proceeds of any capital raise. We may not be able to raise capital at the time or times that we wish, in the amounts we wish, or on the terms or at the prices we consider favorable to us and our stockholders. We may use the proceeds of any future offering in ways in which holders of our capital stock disagree and that yield less than our expected return, or no return at all, which could result in substantial losses to us.

Loss of our 1940 Act exemption could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business and the price of our shares.

        We rely primarily on section 3(a)(1)(C) for our exclusion from the registration requirements of the 1940 Act. This provision requires that we neither engage nor propose to engage in the business of investing, reinvesting, owning, holding or trading in securities nor own or propose to acquire "investment securities" having a value exceeding 40% of the value of our total assets on an unconsolidated basis, or the 40% Test. "Investment securities" excludes U.S. government securities and securities of majority-owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of investment company under section 3(c)(1) or section 3(c)(7) of the 1940 Act. One of our majority-owned subsidiaries historically has relied on and may in the future rely on the mortgage exemption, and several of our other majority-owned subsidiaries rely on the 40% Test.

        In 2008, we could not rely on our historical exclusion from regulation as an investment company and had to rely on Rule 3a-2, which provides a safe harbor exemption, not to exceed one year, which for us expired in early March 2009. We were able to restore our compliance prior to March 2009. Reliance upon Rule 3a-2 is permitted only once every three years. As a result, if we fail to meet our current exemption within three years and another exemption is not available, we may be required to register as an investment company. If we were to be deemed an investment company, restrictions imposed by the 1940 Act, including limitations on our capital structure and our ability to transact with affiliates, could make it impractical for us to continue our business as contemplated and would have a material adverse effect on our business and the price of our shares.

The accounting rules applicable to certain of our transactions are highly complex and require the application of significant judgment and assumptions by our management. In addition, changes in accounting interpretations or assumptions could impact our financial statements.

        Accounting rules for consolidations, income taxes, business acquisitions, transfers of financial assets, securitization transactions and other aspects of our operations are highly complex and require the application of judgment and assumptions by management. The consolidation of VIEs is subject to periodic reassessment which could lead to the deconsolidation of previously consolidated entities or the consolidation of entitles that were previously not required to be consolidated. Deferred tax assets are subject to the establishment of a valuation allowance in the event management concludes that the tax benefits of certain timing differences may not be realized. Business acquisitions require the valuation of assets acquired and liabilities assumed. Assets acquired include intangible assets, including goodwill that will be subject to periodic testing and evaluation for impairment. These complexities could lead to a delay in the preparation of our financial information. In addition, changes in accounting rules, interpretations or assumptions could materially impact the presentation, disclosure and usability of our financial statements.

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

Bounty exercises significant influence over us, including through its ability to elect three of nine members of our Board.

        Our common stock owned by Bounty represented approximately 40.7% of the outstanding shares of our common stock as of March 28, 2011 (excluding the shares of common stock issuable upon conversion or exercise of the Convertible Notes, restricted stock units or warrants). Assuming Bounty elects to convert the entire principal amount of the Convertible Notes and we have not elected to pay PIK Interest, the common stock owned by Bounty will represent approximately 56.7% of the outstanding shares of our common stock as of March 28, 2011 (excluding the exercise of restricted stock units or warrants). There are no restrictions on Bounty's ability to vote the shares of our common stock owned by it other than a voting agreement relating to the Proposed Merger. As a result, Bounty may have the ability to significantly influence the outcome of any matter submitted for the vote of our stockholders, including the amendment of our organizational documents, acquisitions or other business combinations involving us and disapproving extraordinary transactions such as a takeover attempt. In addition, we have adopted a majority voting bylaw, so that Bounty will be in a position to block the election of any director nominated by our Nominating Committee.

        The Stockholders Agreement provides that if Bounty holds at least 25% of the outstanding shares of our common stock (including shares issuable upon conversion of the Convertible Notes), then Bounty will have the right to designate three (one of whom must qualify as an independent director) out of nine directors to the Board. If Bounty holds less than 25% but holds 15% or more, then Bounty will have the right to designate two out of nine directors to the Board, and if Bounty holds less than 15% but holds 5% or more, Bounty will have the right to designate one director out of nine directors to the Board. The Board has established a strategic committee consisting of two directors designated by Bounty and two directors designated by our independent directors not designated by Bounty. The strategic committee reports and makes recommendations to the Board regarding: (i) the identification and execution of merger and acquisition opportunities; (ii) setting direction for us with management, including new investment initiatives and investment products; (iii) the hiring, dismissal and scope of responsibility of senior management; and (iv) the integration of the CLO platforms of CNCIM and us, and if approved by the Board, managing the execution of such actions. As a result, the directors elected to the Board by Bounty may exercise significant influence on matters considered by the Board. Bounty may have interests that diverge from, or even conflict with, our interests and those of our other stockholders.

We have goodwill and other intangibles assets that may become impaired and have a material adverse effect on our financial condition and results of operations.

        At December 31, 2010, we had $11.3 million of goodwill and $23.4 million of intangible assets. Goodwill and other intangible assets are tested for impairment on an annual basis, or when facts and circumstances indicate that impairment may have occurred. If these tests indicate that an asset has been impaired, we will recognize a charge to results of operations, which may have a material adverse effect on our financial condition and results of operations.

We are subject to substantial risk from litigation, regulatory investigations and potential securities laws liability and may face significant damage to our professional reputation as a result of such allegations and negative publicity associated therewith.

        Many aspects of our business involve substantial risks of litigation, regulatory investigations and/or arbitration, and from time to time, we are involved in various legal proceedings in the course of operating our business. We may be exposed to liability under federal and state securities laws, other federal and state laws and court decisions, as well as rules and regulations promulgated by the SEC and other regulatory bodies. We and/or certain of our past and present officers, have been subject to regulatory investigations and proceedings, in the past and have been subject to claims alleging violation of laws, rules and regulations, which have resulted in the payment of disgorgement and other amounts. An adverse resolution of any lawsuit, legal or regulatory proceeding or claim against us could result in substantial costs or reputational harm to us, and have a material adverse effect on our financial performance. In addition to these financial costs and risks, the defense of litigation or arbitration may divert resources and management's attention from operations. Asset managers such as DCM also are particularly vulnerable to losing clients because of adverse publicity. Accordingly, allegations or an adverse resolution of any lawsuit, legal or regulatory proceeding or claim against us, could materially harm our financial performance.

Regulatory risk is substantial in our business and non-compliance with regulations, or changes in regulations, could have a significant impact on the conduct of our business and our financial performance.

        DCM is heavily regulated as an investment adviser, primarily at the federal level. Non-compliance with applicable laws or regulations could result in sanctions being levied against us, including fines and censures, suspension or expulsion from a certain jurisdiction or market, or the revocation of licenses. Non-compliance with applicable laws or regulations could also adversely affect our reputation, prospects, revenues and earnings.

In addition, changes in current legal, regulatory, accounting, tax or compliance requirements or in governmental policies could adversely affect our operations, revenues and earnings by, among other things, increasing expenses and reducing investor interest in certain products we offer. Additionally, our profitability could be affected by rules and regulations that impact the business and financial communities generally, including changes to the laws governing state and federal taxation.

        In July 2010, the U.S. Congress enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), in part to impose significant investment restrictions and capital requirements on banking entities and other organizations that are significant to U.S. financial markets. For instance, the Dodd-Frank Act will impose significant restrictions on the proprietary trading activities of certain banking entities and subject other systemically significant organizations regulated by the U.S. Federal Reserve to increased capital requirements and quantitative limits for engaging in such activities. The Dodd-Frank Act also seeks to reform the asset-backed securitization market (including the RMBS and CDO markets) by requiring the retention of a portion of the credit risk inherent in the pool of securitized assets and by imposing additional registration and disclosure requirements. Certain of the new requirements and restrictions exempt Agency RMBS, other government issued or guaranteed securities, or other securities. Nonetheless, the Dodd-Frank Act also imposes significant regulatory restrictions on the origination of residential mortgage loans. While the full impact of the Dodd-Frank Act cannot be assessed until implementing regulations are released, the Dodd-Frank Act's extensive requirements may have a significant effect on the financial markets, and may affect our ability to launch new CDOs and the availability or terms of financing from our lender counterparties and the availability or terms of RMBS, both of which may have an adverse effect on our business.

The federal conservatorship of the Federal National Mortgage Association ("Fannie Mae") and the Federal Home Loan Mortgage Corporation ("Freddie Mac") and related efforts, along with any changes in laws and regulations affecting the relationship between Fannie Mae and Freddie Mac and the U.S. Government, may adversely affect our business.

        Due to increased market concerns about Fannie Mae and Freddie Mac's ability to withstand future credit losses associated with securities held in their investment portfolios, and on which they provide guarantees, without the direct support of the U.S. Government, on July 30, 2008, Congress passed the Housing and Economic Recovery Act of 2008, or the HERA. Among other things, the HERA established the Federal Housing Finance Agency, or FHFA, which has broad regulatory powers over Fannie Mae and Freddie Mac. On September 6, 2008, the FHFA placed Fannie Mae and Freddie Mac into conservatorship and, together with the U.S. Treasury, established a program designed to boost investor confidence in Fannie Mae's and Freddie Mac's debt and Agency RMBS. As the conservator of Fannie Mae and Freddie Mac, the FHFA controls and directs the operations of Fannie Mae and Freddie Mac and may (1) take over the assets of and operate Fannie Mae and Freddie Mac with all the powers of the shareholders, the directors and the officers of Fannie Mae and Freddie Mac and conduct all business of Fannie Mae and Freddie Mac; (2) collect all obligations and money due to Fannie Mae and Freddie Mac; (3) perform all functions of Fannie Mae and Freddie Mac which are consistent with the conservator's appointment; (4) preserve and conserve the assets and property of Fannie Mae and Freddie Mac; and (5) contract for assistance in fulfilling any function, activity, action or duty of the conservator.

        Although the Treasury has committed capital to Fannie Mae and Freddie Mac, there can be no assurance that these actions will be adequate for their needs. If these actions are inadequate, Fannie Mae and Freddie Mac could continue to suffer losses and could fail to honor their guarantees and other obligations. The future roles of Fannie Mae and Freddie Mac could be significantly reduced and the nature of their guarantees could be considerably diminished. Any changes to the nature of the guarantees provided by Fannie Mae and Freddie Mac could redefine what constitutes Agency RMBS and could have broad adverse market implications and severe adverse consequences to our business.

        Such consequences to us may include an inability to finance our investments in Agency RMBS under our repurchase agreements since any decline in their value, or perceived market uncertainty about their value, would make it more difficult for us to obtain financing on acceptable terms or at all, or to maintain our compliance with the terms of any financing transactions, or to maintain our exemption under the 1940 Act. Further, the current credit support provided by the Treasury to Fannie Mae and Freddie Mac, and any additional credit support it may provide in the future, could have the effect of lowering the interest rates we expect to receive from Agency RMBS, thereby tightening the spread between the interest we earn on these securities and the cost of financing them. All of the foregoing as well as unforeseen consequences resulting from the foregoing could materially and adversely affect our financial performance.

We do not know the impact on our business of the actions by U.S. and foreign governments, central banks and other governmental and regulatory bodies attempting to stabilize and strengthen the financial and real estate markets or their increased focus on the regulation of our industry.

        In recent years, U.S. and foreign governments, central banks and other governmental and regulatory bodies have taken a number of steps to attempt to stabilize and strengthen the U.S. and global financial markets and economies. In particular, in the U.S., these efforts have included direct government investments in, and guarantees of, troubled financial institutions as well as government-sponsored programs such as the Troubled Asset Relief Program in 2008 and the Emergency Economic Stabilization Act of 2008. In addition, the Dodd-Frank Act imposes new regulations and significant investment restrictions and capital requirements on banking entities and other organizations that are significant to the U.S. financial markets and could increase our costs of operating as a public company. Furthermore, many key aspects of the Dodd-Frank Act will be established by various regulatory bodies and other groups over the next several years. We are not able to predict the impact on our business, results of operations and financial condition of these efforts by U.S. and foreign governments, central banks or other governmental and regulatory bodies or the impact of future regulation of our industry.

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

Foreign corporate entities in which we have invested could be subject to federal income tax at the entity level, which would greatly reduce the amounts those entities would have available to distribute to us.

        DFR Middle Market CLO Ltd. ("DFR MM CLO") is a Cayman Islands exempted limited liability company and is the issuer of a CLO transaction in which we have invested. We have also invested in other foreign corporate entities and may in the future invest in new foreign corporate entities. There is a specific exemption from federal income tax for non-U.S. corporations that restrict their activities in the United States to trading stock and securities (or any activity closely related thereto) for their own account whether such trading (or such other activity) is conducted by the corporation or its employees through a resident broker, commission agent, custodian or other agent. We intend that our foreign corporate investments will rely on that exemption or otherwise operate in a manner so that they will not be subject to federal income tax on their net income at the entity level. If the IRS successfully challenged the qualification of our foreign corporate investment for the exemption from federal income tax described above, that could greatly reduce the amount that our foreign corporate entities would have available to pay to their creditors and to distribute to us.

Our results of operations may be negatively affected by our future tax liabilities.

        As a result of the stock issuance to Bounty in connection with the CNCIM Acquisition, we experienced an ownership change under Section 382 and 383 of the Internal Revenue Code of 1986, as amended, which will severely limit our ability to use our existing net operating losses ("NOLs") and net capital losses ("NCLs") to offset our taxable income and capital gains recognized after the CNCIM Acquisition. Accordingly, to the extent we have future taxable income, we anticipate that we will incur federal corporate income tax liabilities, which may have a significant impact on our results of operations.

Specific Risks Related to Our Investment Management Segment

DCM's performance fees may increase the volatility of our cash flows, which could adversely affect our financial performance.

        Historically, a portion of DCM's revenues has been derived from performance fees on the various accounts that DCM manages. Performance fees are generally based on the profits DCM generates for client accounts or the returns to certain investors in those accounts. With respect to DCM's CDOs, DCM is entitled to performance fees only if the returns on the related portfolios exceed agreed-upon return targets. Performance fees, if any, may vary from period to period in relation to volatility in investment returns, causing DCM's cash flows to be more volatile than if it did not manage assets on a performance fee basis. Adverse credit and capital markets conditions could significantly increase the volatility of the investment funds managed by DCM and decrease the likelihood that DCM will earn performance fees. Also, alternative asset managers typically derive a greater portion of their revenues from performance fees than traditional asset managers, thus increasing the potential volatility in DCM's cash flows. The volatility in DCM's cash flows and decreases in performance fees could harm our financial performance.

Poor investment performance could lead to a loss of clients and a decline in DCM's revenues.

        Investment performance is a key factor for the retention of client assets, the growth of DCM's assets under management and the generation of investment advisory fee revenue. Poor investment performance, including downgrades of ratings assigned to the portfolios DCM manages, could impair DCM's revenues and growth because:

  •
  existing clients might withdraw funds or redeem existing products in favor of better performing products, which would result in lower investment advisory fees for DCM;

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

DCM derives much of its revenues from investment management agreements that may be terminated on short notice and without cause.

        DCM derives a substantial portion of its revenues from investment management agreements with accounts that generally have the right to remove DCM as the investment advisor of the account and replace it with a substitute investment advisor under certain specified conditions. Some of these investment management agreements may be terminated with or without cause. With respect to DCM's agreements with some of the CDOs it manages, DCM can be removed without cause by investors that hold a specified amount of the securities issued by the CDO. Additionally, all of DCM's agreements with CDOs allow investors that hold a specified amount of securities issued by the CDO to remove DCM for "cause," which typically includes DCM's violation of the management agreement or the indenture of the CDO, DCM's breach of its representations and warranties under the agreement, DCM's bankruptcy or insolvency, fraud or a criminal offense by DCM or its employees, and the failure of certain of the CDO's performance tests. These "cause" provisions may be triggered from time to time with respect to our CDOs, and as a result, investors could elect to remove DCM as the investment manager of such CDOs. Furthermore, DCM's investment advisory agreements with separately managed accounts are typically terminable by the client without penalty on 30 days' notice or less. The termination of DCM's investment management agreements could adversely affect our financial performance.

DCM may experience declines in and deferrals of investment advisory fee income from its CDOs due to defaults, downgrades and depressed market values with respect to the collateral underlying such CDOs.

        Under the investment management agreements between DCM and the CDOs it manages, payment of DCM's management fees is generally subject to a "waterfall" structure. Pursuant to these "waterfalls," all or a portion of DCM's fees may be deferred if, among other things, the CDOs do not generate sufficient cash flows to pay the required interest on the notes they have issued to investors and certain expenses they have incurred. Deferrals could occur if the issuers of the collateral underlying the CDOs default on or defer payments of principal or interest relating to such collateral. Due to severe levels of defaults and delinquencies on the assets underlying certain of the CDOs, DCM has experienced declines in and deferrals of its investment advisory fees. If such defaults and delinquencies resume, DCM will experience additional declines in and deferrals of its investment advisory fees.

        Additionally, all or a portion of DCM's investment advisory fees from the CDOs that it manages may be deferred if such CDOs fail to meet their over-collateralization requirements. Pursuant to the "waterfall" structure discussed above, such failures generally require cash flows to be diverted to amortize the most senior class of notes prior to paying a portion of DCM's investment advisory fees. Defaulted assets and assets that have been severely downgraded are generally carried at a reduced value for purposes of the over-collateralization tests. In some CDOs, these assets are required to be carried at their market values for purposes of the over-collateralization tests. Due to exceptionally high levels of defaults, severe downgrades and depressed market values of the collateral underlying certain CDOs managed by DCM, some CDOs have breached their over-collateralization tests, and DCM has therefore experienced, and may continue to experience, declines in and deferrals of its investment advisory fees.

DCM could lose investment advisory income from the CDOs it manages or client AUM as a result of the triggering of certain structural protections built into such CDOs.

        The CDOs managed by DCM generally contain structural provisions including, but not limited to, over-collateralization requirements and/or market value triggers that are meant to protect investors from deterioration in the credit quality of the underlying collateral pool. In certain cases, non-compliance with these structural provisions can lead to events of default under the indenture governing a CDO followed by the acceleration of the CDO's obligation to repay the notes issued by the CDO and, ultimately, liquidation of the underlying collateral. In the event of a liquidation of the collateral underlying a CDO, DCM will lose client AUM and therefore management fees, which could have a material and adverse effect on DCM's earnings. Four of the CDOs of asset backed securities that DCM manages have triggered events of default primarily resulting from downgrades of their underlying collateral. The notes issued by two of these CDOs have been accelerated. However, pursuant to the indentures governing these CDOs, the CDOs will not be liquidated unless either the proceeds of such liquidation will be sufficient to pay off all of the notes issued by the CDO, the accrued management fees and certain administrative expenses or the holders of a supermajority (or, in the case of one of the CDOs that has triggered an event of default but not an acceleration of notes, a majority) of the notes direct the liquidation.

We could incur losses due to trading errors by DCM.

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

Changes in the fixed income markets could adversely affect our financial performance.

        Adverse changes in the fixed income markets could reduce DCM's AUM and therefore affect our financial performance. Such changes could include increased volatility in the prices of fixed income instruments, periods of illiquidity in the fixed income trading markets, changes in the taxation of fixed income instruments and significant changes in the "spreads" in the fixed income markets (the amount by which the yields on particular fixed income instruments exceed the yields on benchmark U.S. Treasury securities or other indexes).

Changes in CDO spreads and an adverse market environment could continue to make it difficult for DCM and other investment managers to launch new CDOs.

        The ability to launch new CDOs is dependent, in part, on the amount by which the interest earned on the collateral held by the CDO exceeds the interest payable by the CDO on the debt obligations it issues to investors, as well as other factors. If these "spreads" are not wide enough, the proposed CDO will not be attractive to investors and thus cannot be launched. There may be sustained periods when such spreads will not be sufficient for DCM to launch new CDO products, which could materially impair DCM's business. Since late-2007, there has been a dislocation in the credit market that has significantly impeded CDO origination. Although we believe market conditions have improved, this dislocation continues into 2011 and may continue for a significantly longer period of time. Prolonged dislocation of these markets could adversely impact our results of operations or financial condition.

DCM depends on third-party distribution channels to market its CDOs and anticipates developing third-party distribution channels to market its investment funds.

        DCM's CDO management services are marketed by institutions that act as selling or placement agents for CDOs. The potential investor base for CDOs is limited, and DCM's ability to access clients is highly dependent on access to these selling and placement agents. These channels may not be accessible to DCM, which could have a material and adverse effect on DCM's ability to launch new CDOs. In addition, DCM's existing relationships with third-party distributor and access to new distributors could be adversely impacted by recent consolidation in the financial services industry, which could result in increased distribution costs, a reduction in the number of third parties selling or placing DCM's CDOs or increased competition to access third-party distribution channels.

DCM's failure to comply with investment guidelines set by its clients or the provisions of the management agreement and other agreements to which it is a party could result in damage awards against DCM and a loss of AUM, either of which could cause our earnings to decline.

        As an investment advisor, DCM has a fiduciary duty to its clients. When clients retain DCM to manage assets on their behalf, they may specify certain guidelines regarding investment allocation and strategy that DCM is required to observe in the management of its portfolios. In addition, DCM is required to comply with the obligations set forth in the management agreements and other agreements to which it is a party. Although DCM utilizes procedures, processes and the services of experienced advisors to assist it in adhering to these guidelines and agreements, we cannot assure that such precautions will protect us from potential liabilities. DCM's failure to comply with these guidelines or the terms of these agreements could adversely affect our financial performance.

Specific Risks Related to Our Principal Investing Segment

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

Changes in prepayment rates could reduce the value of our RMBS, which could adversely affect our financial performance.

        Pools of mortgage loans underlie the RMBS that we acquire. We generally receive payments on the RMBS from the payments that are made on these underlying mortgage loans. In the case of residential mortgage loans, there are seldom any restrictions on borrowers' abilities to prepay their loans. Homeowners tend to prepay mortgage loans faster when applicable mortgage interest rates decline. Consequently, owners of the loans have to reinvest the money received from the prepayments at the lower prevailing interest rates. Conversely, homeowners tend not to prepay mortgage loans when mortgage interest rates remain steady or increase. Consequently, owners of the loans are unable to reinvest money that would have otherwise been received from prepayments at the higher prevailing interest rates. When we acquire the RMBS, we anticipate that prepayments on the underlying mortgage loans will occur at a projected rate, generating an expected yield. This volatility in prepayment rates may affect our ability to maintain targeted amounts of leverage on our Agency RMBS portfolio and may adversely affect our financial performance.

        As announced in February 2010, Fannie Mae and Freddie Mac will buyout any loan that falls 120+ delinquent from the pools that carry an agency guaranty. This is a new form of prepayment in that a prepayment is the result of a loan going into default, rather than a refinance. From a bond investors standpoint, a prepayment driven from an underlying loan default appears the same way as a refinance driven payment. When a loan in a pool falls 120+ days delinquent, Fannie Mae and Freddie Mac will buy the loan out of the pool. A prepayment of loan proceeds is made to bond investors at par. This new complexity adds further uncertainty to the expected path of prepayments and could increase the volatility of prepayment rates the Agency RMBS portfolio experiences.

We may invest in the equity and mezzanine securities of CDOs, and such investments involve various risks, including that CDO equity receives distributions from the CDO only if the CDO generates enough income to first pay the holders of its debt securities and its expenses.

        Our assets include equity and mezzanine securities of certain CDOs we manage, and we may buy mezzanine and equity securities of or other interests in other CDOs. A CDO is a special purpose vehicle that purchases collateral (such as loans or asset-backed securities) that is expected to generate a stream of interest or other income. The CDO issues various classes of securities that participate in that income stream, typically one or more classes of debt instruments and a class of equity securities. The equity is usually entitled to all of the income generated by the CDO after the CDO pays all of the interest due on the debt securities and its expenses. However, there will be little or no income available to the CDO equity if there are defaults on the underlying collateral in excess of certain amounts or if the recoveries on such defaulted collateral are less than certain amounts. In that event, the value of our investment in the CDO's equity could decrease substantially. In addition, the equity securities of CDOs are generally illiquid, and because they represent a leveraged investment in the CDO's assets, their value will generally fluctuate more than the values of the underlying collateral. We are required to consolidate the CIP CDOs, however, we have no right to the benefits from, nor do we bear the risk associated with, the assets held by the CIP, beyond our minimal direct investments and beneficial interests in, and management fees generated from, the CIP CDOs.

Our Corporate Loan portfolio includes debt of middle market companies.

        Investment in middle market companies involves a number of significant risks, including:

  •
  these companies may have limited financial resources and may be unable to meet their obligations under their loans or debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing any guarantees we may have obtained in connection with our investment;

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

        Our investments in middle market companies consist primarily of mezzanine and senior loans or debt securities. Middle market companies usually have, or may be permitted to incur, other debt that ranks equally with, or senior to, the debt instruments in which we invest. By their terms, such debt instruments may provide that the holders thereof are entitled to receive payment of interest or principal on or before the dates on which we are entitled to receive payments in respect of the debt instruments in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a middle market company, holders of debt instruments ranking senior to our investment in that company would typically be entitled to receive payment in full before we receive any distribution in respect of our investment. After repaying such senior creditors, the company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt instruments in which we invest, we would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant company. In addition, we may not be in a position to control any middle market company by investing in its debt instruments. As a result, we are subject to the risk that the company in which we invest may make business decisions with which we disagree and the management of such company, as representatives of the holders of their common equity, may take risks or otherwise act in ways that do not serve our interests as debt investors.

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

Our dependence on the management of our investments by other entities may adversely affect our business.

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

We have incurred losses on our assets and may incur additional losses in the future.

        Due to a variety of factors, including adverse market conditions affecting the mortgage markets, we have in the past incurred losses on our assets. Our assets, including our RMBS, may suffer additional losses in the future causing us to reduce earnings. Investors and lenders alike could lose confidence in the quality and value of our assets. We may be forced to sell substantial assets at a time when the market is depressed in order to support or enhance our liquidity. Despite our need to sell substantial assets, we may be unable to make such sales on favorable terms or at all, further materially damaging our liquidity and operations. If we are unable to maintain adequate liquidity, as a result of these losses or otherwise, it could have a material and adverse impact on our financial performance.

Increases in interest rates could reduce the value of our investments, which could result in losses or reduced earnings.

        We invest indirectly in mortgage loans by purchasing RMBS. Under a normal yield curve where long-term rates are higher than short-term rates, the fair value of an investment in RMBS will decline in value if long-term interest rates increase. We are not protected from declines in fair value caused by changes in interest rates, which could adversely affect our financial performance.

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

We do not currently hedge against interest rate risk, and any interest rate hedging transactions we enter into may not completely insulate us from interest rate risk.

        We do not currently hedge our investment portfolio to limit our exposure to changes in interest rates. Although we may in the future enter into hedging transactions to seek to reduce interest rate risks, there is no guarantee that such hedging transactions will completely insulate us from interest rate risk. Additionally, entering into hedging transactions could potentially cause a number of adverse consequences to our business, such as limiting the opportunity for gain if the positions increase. Unanticipated changes in interest rates may result in poorer overall investment performance than if we had not engaged in any hedging. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. This may prevent us from achieving the intended hedge and expose us to risk of loss.

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

Derivative contracts could expose us to economic losses.

        Our investment strategy may involve entering into derivative contracts in the future that could require us to fund cash payments in the future under certain circumstances, e.g., the early termination of the derivative agreement caused by an event of default or other early termination event, or the decision by a counterparty to request margin securities that we owe it under the derivative contract. The amount due would be the unrealized loss of the open positions with the counterparty and could also include fees and charges. In addition, these derivative contracts could require us to maintain a specified percentage of cash collateral with the counterparty to fund potential liabilities under the derivative contract. These economic losses would be reflected in our financial results, and our ability to fund these obligations will depend on the liquidity of our assets and access to capital at the time. The need to fund these obligations could hurt our financial condition.

Risks Related to the Proposed Merger

The issuance of common stock in connection with the Proposed Merger will have a substantial dilutive effect on our common stock, which may adversely affect the market price of our common stock.

        As of March 28, 2011, holders of our common stock other than Bounty own approximately 59.3% of our issued and outstanding common stock. If the Proposed Merger and related transactions are completed, there will be an additional 9,090,909 shares of our common stock outstanding, which will be entitled to participate in any dividends or other distributions paid on the common stock, and the common stock owned by stockholders other than CIFC Parent and Bounty (together, the "Investors" and each an "Investor") would represent approximately 33.2% of our common stock issued and outstanding as of March 7, 2011, the record date for the meeting of our stockholders convened in connection with the Proposed Merger (the "Meeting Record Date"), on a pro forma basis. Additionally, if Bounty elects to convert the entire $25 million in aggregate principal amount of our Convertible Notes on the closing date of the Proposed Merger, the common stock owned by stockholders other than CIFC Parent and Bounty would represent approximately 27.6% of our common stock issued and outstanding as of the Meeting Record Date on a pro forma basis. Alternatively, if Bounty elects to convert the entire $25 million in aggregate principal amount of the Convertible Notes on the business day immediately preceding the maturity date of such notes, and we have elected to pay the maximum permitted amount of PIK Interest from now until such date (we have not elected to pay PIK Interest to date), the common stock owned by stockholders other than CIFC Parent and Bounty would represent approximately 26.4% of our common stock issued and outstanding as of the Meeting Record Date on a pro forma basis.

CIFC Parent and Bounty may each exercise significant influence over (or, if acting together, would control) us, including through their ability to each designate members of the Board.

        If the Proposed Merger and the related transactions are completed, the common stock owned by CIFC Parent and Bounty would represent approximately 44.5% and 22.3%, respectively, of our common stock issued and outstanding as of the Meeting Record Date on a pro forma basis. Additionally, if Bounty elects to convert the entire $25 million in aggregate principal amount of our Convertible Notes on the closing date of the Proposed Merger, the common stock owned by CIFC Parent and Bounty would represent approximately 37.0% and 35.4%, respectively, of our common stock issued and outstanding as of the Meeting Record Date on a pro forma basis. Alternatively, if Bounty elects to convert the entire $25 million in aggregate principal amount of the Convertible Notes on the business day immediately preceding the maturity date of such notes, and we have elected to pay the maximum permitted amount of PIK Interest from now until such date (we have not elected to pay PIK Interest to date), the common stock owned by CIFC Parent and Bounty would represent approximately 35.5% and 38.1%, respectively, of our common stock issued and outstanding as of the Meeting Record Date on a pro forma basis. The Investors may also have interests that differ from those of our other stockholders and may vote in a way with which they disagree and which may be adverse to their interests.

        Pursuant to the Amended and Restated Stockholders Agreement to be entered into among us, CIFC Parent and Bounty on the closing date of the Proposed Merger, the Investors will have certain rights with respect to the designation of our directors. In addition, the Amended and Restated Stockholders Agreement provides that, for a period of three years, each of the Investors has consent rights with respect to certain material transactions.

        Other than requirements to support the nomination, election and removal of directors in accordance with the Amended and Restated Stockholders Agreement and to support maintaining our status as a "controlled company" under applicable NASDAQ rules, there are no restrictions on CIFC Parent's or Bounty's ability to vote the common stock owned by them. In accordance with the Amended and Restated Stockholders Agreement, the Investors will form a "group" for purposes of holding their shares of common stock and vote their shares as a group in respect of the election and removal of directors and maintenance of our status as a "controlled company" under applicable NASDAQ rules. As a result, CIFC Parent and Bounty, acting alone, may have the ability to significantly influence (or, if acting together, would control) the outcome of any matter submitted for the vote of our stockholders, including the amendment of our organizational documents, acquisitions or other business combinations involving us and potentially the ability to prevent extraordinary transactions such as a takeover attempt.

        The concentration of ownership may have the effect of delaying, preventing or deterring a change of control of us, may deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our business and may materially adversely affect the market price of our common stock.

In connection with the Proposed Merger, we intend to elect to become a "controlled company" within the meaning of NASDAQ rules and, as a result, will qualify for, and intend to rely on, exemptions from certain corporate governance requirements intended to protect public stockholders' interests.

        Upon the consummation of the Proposed Merger and related transactions, CIFC Parent and Bounty will together control a majority of the voting power of our outstanding common stock. As a result, we intend to elect to become a "controlled company" within the meaning of the corporate governance standards of the NASDAQ rules. Under these rules, a company of which more than 50% of the voting power is held by an individual, group or another company is a "controlled company" and may elect not to comply with certain corporate governance requirements, including:

  •
  the requirement that a majority of the board of directors consist of independent directors;

  •
  the requirement that we have independent director oversight of executive officer compensation, which is currently complied with through our compensation committee consisting entirely of independent directors; and

  •
  the requirement that we have independent director oversight of director nominations, which is currently complied with through our nominating and corporate governance committee consisting entirely of independent directors.

        Following the consummation of the Proposed Merger and related transactions, we have agreed pursuant to the Amended and Restated Stockholders Agreement to utilize these exemptions. As a result, our Board will not have a majority of independent directors, and its nominating and corporate governance committee and compensation committee will not consist entirely of independent directors. Accordingly, our stockholders will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements under the NASDAQ rules.

The market price of the common stock may decline as a result of the issuance of common stock in connection with the Proposed Merger.

        We are unable to predict the potential effects of our issuance of common stock in connection with the Proposed Merger on the trading activity and market price of our common stock. We have granted registration rights to CIFC Parent and Bounty for the resale of certain shares received by them in the Proposed Merger and the shares of common stock issuable upon conversion of the Convertible Notes (the "Conversion Shares"). These registration rights would facilitate the resale of such securities into the public market, and any such resale would increase the number of shares of our common stock available for public trading. Sales by CIFC Parent or Bounty of a substantial number of shares of our common stock in the public market, or the perception that such sales might occur, could have a material adverse effect on the market price of the common stock.

If the Proposed Merger is not completed, the price of our common stock could decline, and its future business and operations could be harmed.

        Our and CIFC's obligations to complete the Proposed Merger are subject to conditions, many of which are beyond the control of the parties. If the Proposed Merger is not completed for any reason, we may be subject to a number of material risks, including the following:

  •
  we may be required under certain circumstances to pay CIFC a termination fee of $3 million, plus any reasonable and documented out-of-pocket legal fees and expenses incurred by CIFC to enforce payment of such termination fee; the price of our common stock may decline;

  •
  we may be subject to litigation related to the failure to complete the Proposed Merger, which could require substantial time and resources to resolve;

  •
  costs related to the Proposed Merger, such as financial advisory, legal, accounting, proxy solicitation and printing fees, are required to be paid even if the Proposed Merger and related transactions are not completed;

  •
  matters relating to the Proposed Merger and related transactions (including the negotiation of terms and integration planning) required a substantial commitment of time and resources by our management, which could otherwise have been devoted to other opportunities that may have been beneficial to us; and

  •
  we may be unable to find a partner willing to engage in similar transactions on terms as favorable as those set forth in the Merger Agreement, or at all.

We may not be able to realize all of the benefits of the Proposed Merger.

        CIFC derives its revenues primarily from collateral management agreements with the CLOs currently managed by CIFC, which includes each of CIFC Funding 2006-I, Ltd., CIFC Funding 2006-IB, Ltd., CIFC Funding 2006-II, Ltd., CIFC Funding 2007-I, Ltd., CIFC Funding 2007-II, Ltd., CIFC Funding 2007-III, Ltd. and CIFC Funding 2007-IV, Ltd. (the "CIFC CLOs"), and the CLOs (the "CT CLOs") managed by CypressTree Investment Management, LLC, a subsidiary of CIFC ("Cypress Tree"). Under the collateral management agreements, payment of CIFC's management fees is generally subject to a "waterfall" structure providing that a significant portion of CIFC's fees may be deferred if, among other things, the CIFC CLOs or CT CLOs do not generate sufficient cash flows to pay the required interest on the notes they have issued to investors and certain expenses they have incurred. This could occur if the issuers of the collateral underlying the CIFC CLOs or CT CLOs default on or defer payments of principal or interest relating to the collateral. If defaults and delinquencies on the assets underlying the CIFC CLOs or CT CLOs occur, CIFC could experience declines in and deferrals of its management fees.

        In addition, a significant portion of CIFC's management fees from the CIFC CLOs and CT CLOs may be deferred if the CIFC CLOs or CT CLOs, as applicable, fail to meet their over-collateralization requirements. Pursuant to the "waterfall" structure discussed above, such failures generally require cash flows to be diverted to amortize the most senior class of notes prior to paying a portion of CIFC's management fees. Defaulted assets, which in some CLOs may include severely-downgraded assets, are generally carried at a reduced value for purposes of the over-collateralization tests. In some CLOs, defaulted assets are required to be carried at the lower of their expected recovery rates and their market values for purposes of the over-collateralization tests. In the event of defaults, severe downgrades and depressed market values of the collateral underlying the CIFC CLOs or CT CLOs, such CLOs could breach their over-collateralization tests, which would result in declines in and deferrals of CIFC's management fees.

        The CIFC CLOs and CT CLOs contain typical structural provisions including, but not limited to, over-collateralization requirements that are meant to protect investors from deterioration in the credit quality of the underlying collateral pool. In certain cases, breaches of these structural provisions can lead to events of default under the indentures governing the CIFC CLOs or CT CLOs and, ultimately, acceleration of the notes issued by such CLO and liquidation of the underlying collateral. In the event of a liquidation of the collateral underlying a CIFC CLO or CT CLO, CIFC will lose client AUM and therefore management fees, which could have a material and adverse effect on CIFC's earnings.

        CIFC's collateral management agreements allow investors that hold a specified amount of securities issued by the CIFC CLO to remove CIFC as manager for "cause," which typically includes CIFC's violation of the management agreement or the CIFC CLO's indenture, CIFC's bankruptcy or insolvency, fraud or a criminal offense by CIFC or its employees, and, under one CIFC CLO, the failure of certain of the CIFC CLO's performance tests. These "cause" provisions may be triggered from time to time with respect to the CIFC CLOs and as a result CIFC could be removed as the investment manager of a CIFC CLO. In the case of certain CIFC CLOs, CIFC can also be removed as the investment manager upon its loss of specified key employees.

        As a result of the failure of certain CypressTree individuals to remain employed at CypressTree following its acquisition by CIFC, CypressTree has received notice that it is being removed as manager of one of the CT CLOs (such removal to be effective upon appointment of a suitable replacement manager). With respect to the other CT CLOs, unlike investors in the CIFC CLOs, certain investors therein have the right to remove CypressTree as manager at any time without cause.

The CIFC CLO management agreements are subject to minimum ownership requirements, which if not met, could result in CIFC's removal as the CLO manager.

        The CIFC CLO management agreements require that CIFC, or an affiliate of CIFC or certain employees of CIFC, at all times maintain a minimum ownership of securities issued by the related CLO issuers. A breach of the foregoing minimum ownership requirement may allow a CLO issuer to remove CIFC or its successor as the manager of the corresponding CIFC CLO. Currently, CIFC Parent, as an affiliate of CIFC, owns such securities thereby satisfying the minimum ownership requirement. The CIFC CLO issued securities owned by CIFC Parent will not be transferred to us as part of the Proposed Merger and related transactions. As a result, in order to comply with the foregoing requirements under a CIFC CLO management agreement following consummation of the Proposed Merger, for so long as the minimum ownership requirements in the CIFC CLO management agreements remain in effect, CIFC Parent has agreed not to transfer any securities of the related CIFC CLO issuers that it owns to any person other than us or one of our subsidiaries, and has agreed to, among other things, use commercially reasonable efforts to remain our affiliate. Despite this covenant, such minimum ownership and affiliate requirements may fail to be satisfied in the future, which may result in the removal of CIFC or New CIFC as manager under the applicable CLO management agreements.

The failure to successfully integrate CIFC's business and operations could adversely affect us.

        The combined company's ability to realize the anticipated benefits of the Proposed Merger will depend, to a large extent, on our ability to integrate the businesses of CIFC with our business. The combination of two independent companies is a complex, costly and time-consuming process. As a result, the combined company will be required to devote significant management attention and resources to integrating the business practices and operations of us and CIFC. The integration process may disrupt the business of either or both of the companies and, if implemented ineffectively, would preclude realization of the full benefits expected by us and CIFC.

        The failure of the combined company to meet the challenges involved in integrating successfully the operations of us and CIFC or otherwise to realize the anticipated benefits of the transaction could cause an interruption of, or a loss of momentum in, the activities of the combined company and could seriously harm its results of operations. In addition, the overall integration of the two companies may result in unanticipated problems, expenses, liabilities, competitive responses, loss of customer and supplier relationships and diversion of management's attention and may cause the combined company's stock price to decline. The difficulties of combining the operations of the companies include, among others:

  •
  consolidating corporate and administrative infrastructures and eliminating duplicative operations;

  •
  maintaining employee morale and retaining key employees;

  •
  the diversion of management's attention from ongoing business concerns;

  •
  coordinating geographically separate organizations;

  •
  unanticipated issues in integrating information technology and other systems;

  •
  managing tax costs or inefficiencies associated with integrating the operations of the combined company; and

  •
  making any necessary modifications to operating control standards to comply with the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated thereunder.

We may be unable to realize anticipated cost synergies or may incur additional costs.

        We have identified certain cost synergies in connection with the Proposed Merger and related transactions, including the elimination of redundant corporate costs, reductions of general and administrative expenses and other savings. While management believes that these cost synergies are achievable, we may be unable to realize all of these cost synergies within the timeframe expected or at all. In addition, we may incur additional and/or unexpected costs in order to realize these cost synergies.

We will incur significant transaction costs in connection with the Proposed Merger.

        We expect to incur a number of non-recurring costs associated with combining the operations of two companies. The substantial majority of non-recurring expenses resulting from the Proposed Merger and related transactions will be comprised of transaction costs, operations, facilities and systems transfer costs, and costs related to formulating and implementing integration plans. Additional unanticipated costs may be incurred in the integration of the two companies' businesses. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, should allow us to offset incremental transaction and transaction-related costs over time, this net benefit may not be achieved in the near term, or at all.

We must continue to retain, motivate and recruit executives, experts and other key employees, which may be difficult in light of uncertainty regarding the Proposed Merger, and failure to do so could negatively affect the combined company.

        For the Proposed Merger and related transactions to be successful, we must continue to retain, motivate and recruit executives, experts and other key employees. Experienced experts and executives are in high demand, and competition for their talents can be intense. Our employees may experience uncertainty about their future role with us until, or even after, strategies with regard to the combined companies are announced or executed. These potential distractions may adversely affect our ability to keep executives, experts and other key employees focused on applicable strategies and goals. Our failure to retain and motivate executives, experts and other key employees during the period prior to or after the completion of the Proposed Merger and related transactions could have a material and adverse impact on our business.

Any delays in the consummation of the Proposed Merger will reduce the value of the Proposed Merger to Deerfield.

        We expect to realize certain benefits from the Proposed Merger, the value of which will be reduced if the closing date of the Proposed Merger is delayed.

        For example, the value of a CLO management agreement, a contract with a finite life, generally diminishes over time as management fees under it are paid out. All CLO management fee income that is earned and paid to CIFC prior to the closing date of the Proposed Merger will be either distributed to CIFC Parent prior to the closing date or, if held within CIFC at closing, added to the cash portion of the merger consideration through a post-closing purchase price adjustment pursuant to the terms of the Merger Agreement.

        As another example, prior to the consummation of the Proposed Merger, CIFC is expected to generate taxable income for U.S. federal income tax purposes during the taxable year beginning January 1, 2011. CIFC's federal NOL carryforwards will be reduced by any such taxable income. Any delay in the consummation of the Proposed Merger will cause a greater reduction in the amount of such NOL carryforwards available to us following the Proposed Merger. The consideration for the Proposed Merger will not be adjusted despite such reduction in NOL carryforwards nor will we be indemnified for such reductions. The timing of the closing is subject to a number of conditions, many of which are outside of our control.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Our headquarters are located in Rosemont, Illinois. We lease office space at 6250 North River Road, 12th Floor, Rosemont, Illinois 60018 and at 2522 Chambers Road, Suite 114, Tustin, California 92780. We do not own any real property.

ITEM 3.    LEGAL PROCEEDINGS

        DFR reached a settlement with the SEC that resolves the previously-disclosed investigation by the SEC of certain mortgage securities transactions effected by DCM on behalf of DFR in 2005 and 2006, and the accounting for those transactions. In connection with the settlement, on February 2, 2011, the SEC issued an order (the "Order") directing DFR and the former Chief Financial Officer of DCM to cease and desist from future violations of certain reporting, books and records, and internal control provisions of the Securities Exchange Act of 1934 (the "Exchange Act"). DFR and the former Chief Financial Officer of DCM consented to the entry of the Order without admitting or denying the SEC's findings. DFR agreed to pay approximately $1.3 million in disgorgement and prejudgment interest in connection with the settlement, which is consistent with the reserve DFR previously established and reported for this matter as of June 30, 2010, which was included in other, net in the consolidated statements of operations. DCM has hired the former Chief Financial Officer of DCM as its Chief Administrative Officer.

        In the Order, the SEC stated that in connection with three transactions involving securities issued by Real Estate Mortgage Investment Conduits ("REMICs"), one of which occurred in December 2005 and two in March 2006, DFR sold a REMIC while at the same time purchasing a new security, a "re-REMIC," which had nearly the same stream of payments. DFR recognized gains from the sales of the REMICs. The Commission alleged that DFR's recognition of these gains was improper and contrary to U.S. generally accepted accounting principles. For the December 2005 transaction, DFR recognized $3.9 million of gain on the sale of the REMIC. For the March 2006 transactions, DFR recognized gains of $3.6 million. The SEC also stated that the recognition of the gain on the December 2005 transaction caused an excess payment of $977,000 in performance fees to DCM, which by virtue of its provision of investment management and administrative services to DFR, made the decision to account for the December 2005 transaction as a sale.

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

ITEM 4.    RESERVED

PART II.

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock is traded on NASDAQ under the trading symbol "DFR." Our common stock traded on the NYSE Amex, LLC ("NYSE Amex") from November 20, 2008 until our common stock listing was voluntarily transferred to the NASDAQ on December 7, 2009. As of March 24, 2011, we had approximately 1,545 holders of record.

        The following table sets forth, for the periods indicated, the high and low sales price per share of our common stock as reported on NYSE Amex and NASDAQ, as appropriate:

	Price Range of Common Stock
	High	Low
2010:
4th Quarter	$7.23	$4.86
3rd Quarter	$7.00	$4.59
2nd Quarter	$6.39	$4.50
1st Quarter	$6.44	$4.21
2009:
4th Quarter	$7.32	$3.75
3rd Quarter	$10.39	$3.72
2nd Quarter	$5.70	$1.00
1st Quarter	$3.49	$0.90

Dividends

        We did not make any dividend distributions in the last two years and do not expect to make dividend distributions in the foreseeable future. Any dividend distributions will be subject to the restricted payment covenants contained in the indentures governing our junior subordinated notes. See Note 14 to our consolidated financial statements for more information regarding the restrictive covenants contained in our junior subordinated notes.

Equity Compensation Plan Information

        The following table sets forth certain information, as of December 31, 2010, regarding our equity compensation plans:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (exluding securities reflected in column (a))
Equity compensation plans approved by security holders	—	—	172,309(1)
Equity compensation plans not approved by security holders	—	—	—

Total	—	—	172,309

(1)
Includes restricted stock units ("Performance Shares") that settle in shares of common stock at a future date.

        See Note 15 to our consolidated financial statements for a summary of our equity compensation plans.

ITEM 6.    SELECTED FINANCIAL DATA

        As a smaller reporting company, we are not required to provide the information required by Item 6.

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

Our Business

        We have three business segments: Investment Management, Principal Investing and Consolidated Investment Products. Our Investment Management segment earns investment advisory fees for managing investment accounts, including CDOs and other investment vehicles. We are required to consolidate 11 of the CDOs managed by our Investment Management segment because they are VIEs with respect to which we are deemed to be the primary beneficiary. These CIP CDOs constitute our Consolidated Investment Products segment. Our Principal Investing segment represents our investment portfolio comprised primarily of bank loans and other corporate debt and Agency RMBS. See "Part I—Item 1. Business" for a complete description of our business.

Summary of Results of Operations

        Net income attributable to Deerfield Capital Corp. for the year ended December 31, 2010 totaled $85.9 million, or $7.81 of diluted earnings per share, compared to net income attributable to Deerfield Capital Corp. of $66.9 million, or $9.93 of earnings per share, during 2009.

        Net income attributable to Deerfield Capital Corp. for 2010 includes a $68.8 million income tax benefit due to the release of the valuation allowance associated with our deferred tax assets and a $17.4 million gain on the discharge of our Series A and Series B Senior Secured Notes issued by Deerfield (together, the "Senior Notes"). Net income attributable to Deerfield Capital Corp. benefited from an increase in investment advisory fee revenues as (i) most of our CLOs resumed the current payment of subordinated management fees and began to repay previously deferred subordinated management fees and (ii) we earned management fees on the CNCIM CLOs. Including $18.1 million in investment advisory fees from the CIP CDOs (which in 2010 are eliminated in consolidation.), total investment advisory fee revenues were $30.1 million, an increase of $12.2 million as compared to 2009. These increases to net income attributable to Deerfield Capital Corp. were partially offset by $5.6 million in strategic transactions expenses, $5.5 million of accelerated depreciation on assets abandoned in connection with our relocation, a $4.3 million unrealized loss on the conversion feature of our Convertible Notes (primarily resulting from share price appreciation during 2010) and a $2.4 million impairment charge on intangible assets associated with the sale of a non-core portfolio management product.

Strategic Transactions

        On March 4, 2010, we entered into an exchange agreement with the holders of our trust preferred securities to exchange $95.0 million of the $120.0 million aggregate outstanding principal amount of trust preferred securities (the "Trust Preferred Exchange") for $95.0 million aggregate principal amount of junior subordinated notes (the "March Junior Subordinated Notes"). The $95.0 million aggregate principal amount of the March Junior Subordinated Notes bear interest at a fixed rate of 1.0% per annum from the date of issuance through April 30, 2015 and thereafter will be subject to a variable interest rate equal to LIBOR plus 2.58% per annum until maturity. On October 20, 2010, we redeemed-in-kind the remaining $25.0 million of trust preferred securities (the "Trust Preferred Redemption-in-Kind") for $25.0 million in aggregate principal of junior subordinated notes (the "October Junior Subordinated Notes"). The covenants contained in the indentures governing the March Junior Subordinated Notes and the October Junior Subordinated Notes (collectively, the "Junior Subordinated Notes") are substantially less restrictive than the covenants that were contained in the indentures governing the trust preferred securities.

        On June 9, 2010, we acquired CNCIM from Bounty for total consideration of $25.7 million, consisting of the issuance of 4,545,455 shares of our common stock, deferred payments totaling $7.5 million in cash payable in five equal annual installments, the first of which was paid on December 9, 2010, and certain other consideration. In connection with the CNCIM Acquisition, Bounty purchased, for cash, $25.0 million in aggregate principal amount of our Convertible Notes, convertible into 4,132,231 shares of common stock. We used the proceeds of the issuance of the Convertible Notes together with other available funds to complete the discharge of the $73.9 million in aggregate principal outstanding of Senior Notes for $55.0 million plus accrued interest on June 9, 2010 (the "Senior Notes Discharge"). We recorded a $17.4 million gain in the consolidated statements of operations related to the Senior Notes Discharge.

        On March 21, 2010 we granted warrants to purchase an aggregate of 250,000 shares of our common stock at an exercise price of $4.25 per share as part of the termination agreement associated with Deerfield Pegasus Loan Capital LP ("DPLC"), (the "DPLC Restructuring Warrants"). In connection with the termination of DPLC, we cancelled warrants to purchase 3,000,000 shares of our common stock, which were issued in connection with the formation of DPLC.

        These strategic transactions provided a significant increase in our AUM and our investment advisory fee income, eliminated our near-term debt maturities, reduced our total debt and removed a number of restrictive debt covenants to which we were subject. We believe these transactions will result in opportunities for us to grow both organically and via acquisitions that may not have otherwise been available to us. See Notes 3 and 14 to the consolidated financial statements for a detailed description of these strategic transactions.

Proposed Merger

        On December 21, 2010, we entered into the Merger Agreement. As consideration for the Proposed Merger, CIFC Parent, will receive (i) 9,090,909 shares of our newly-issued common stock, (ii) payments totaling $7.5 million (subject to certain adjustment) in cash in three equal installments on the closing date of the Proposed Merger and on the first and second anniversaries of the closing date of the Proposed Merger, and (iii) the first $15.0 million of performance fees received by the combined company from certain CLOs currently managed by CIFC and 50% of any performance fees received by the combined company in excess of $15.0 million. We believe the Proposed Merger will provide enhanced opportunities to pursue our growth strategy. The Proposed Merger is also expected to result in significant economies of scales and synergies as a result of the combined company's larger size and improved financial condition, including cash flow and profitability. The Proposed Merger, which is subject to various closing conditions, including approval by our stockholders, is expected to close in the second quarter of 2011. See "Part I—Item I. Business—Proposed Merger" for further description of the Proposed Merger.

Market and Economic Conditions

        During the year ended December 31, 2010, the corporate credit markets, including the bank loan market, improved markedly as evidenced by continued price appreciation and decreasing default rates. The weighted average bid price for bank loans in the S&P/LSTA Loan Index rose from 87.4% at December 31, 2009 to 93.6% at December 31, 2010. The annual bank loan default rate, as reported by J.P. Morgan, decreased from 12.8% for 2009 to 1.8% for 2010. A significant portion of our Investment Management segment revenues come from managing CLOs. Increases in the prices of the bank loans underlying the CLOs we manage and decreased default rates had the effect of improving compliance with overcollateralization and other tests in most of the CLOs we manage. As a result, we expect to receive subordinated management fees on a current basis from those CLOs.

        Through our Principal Investing segment, we invest in Agency RMBS on a leveraged basis. Beginning in early 2009, the Federal Reserve implemented unprecedented plans to purchase $1.25 trillion of Agency RMBS during 2009. In addition, in February 2010, Fannie Mae and Freddie Mac announced plans to buy out substantially all significantly delinquent loans from the RMBS pools that they guarantee. As a result of these buyouts, the Agency RMBS market experienced an elevated level of prepayments from March to July of 2010. Following the completion of the Federal Reserve purchase program on March 31, 2010, there was a great deal of concern in the market as to whether there would be sufficient private demand to maintain the prices realized during the implementation of this repurchase program. However, despite subsequent events such as fears a major European Union member defaulting on sovereign debt, causing a European sovereign debt crisis that threatened to spread to U.S. markets, a rumored government sponsored national refinance program and looming uncertainty regarding the future of Fannie Mae and Freddie Mac, prices in the Agency RMBS market have remained stable.

Changes in Financial Condition

        Effective January 1, 2010, we consolidated seven CDOs into our consolidated financial statements and created our Consolidated Investment Products segment. As a result of the CNCIM Acquisition, the four CNCIM CLOs are now also consolidated into our consolidated financial statements. As of December 31, 2010, our Consolidated Investment Products segment represents $4.2 billion of assets and $3.8 billion of liabilities. See Note 4 to our consolidated financial statements for a description of our Consolidated Investment Products segment.

        During the year ended December 31, 2010, our financial condition improved primarily as a result of the CNCIM Acquisition and related strategic transactions described above. During 2010, we also reduced our RMBS portfolio and our DFR MM CLO loan portfolio by $42.0 million and $22.2 million, respectively, through opportunistic sales of RMBS and paydowns of both RMBS and DFR MM CLO loans.

Results of Operations

        When we analyze our financial results, we focus on the combined results of our Investment Management and Principal Investing segments and refer to these results as the results of "DFR Operations". While we are required to include our Consolidated Investment Products segment in our consolidated GAAP results, this segment does not have any economic impact on our operations beyond the investment advisory fees we earn on the CIP CDOs and the gains (losses) on our minimal direct investments in the CIP CDOs, which are eliminated upon consolidation.

        The following tables present the consolidation of our Investment Management and Principal Investing segments into DFR Operations and the consolidation of DFR Operations and our Consolidated Investment Products segment into our consolidated statements of operations. DFR Operations for the year ended December 31, 2010 is comparable to our consolidated results for the year ended December 31, 2009.

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES
SEGMENT CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Year ended December 31, 2010
	DFR Operations
				Consolidated Investment Products Segment
	Investment Management Segment(1)	Principal Investing Segment(1)(2)	Total DFR Operations		Elimination	Consolidated DFR
	(In thousands, except share and per share amounts)
Revenues
Interest income	$13	$29,990	$30,003	$137,711	$(537)	$167,177
Interest expense	2,416	7,910	10,326	29,903	(224)	40,005

Net interest income (expense)	(2,403)	22,080	19,677	107,808	(313)	127,172
Provision for loan losses	—	8,190	8,190	—	—	8,190

Net interest income (expense) after provision for loan losses	(2,403)	13,890	11,487	107,808	(313)	118,982
Investment advisory fees	30,121	—	30,121	—	(18,119)	12,002

Total net revenues	27,718	13,890	41,608	107,808	(18,432)	130,984

Total expenses	35,198	9,591	44,789	21,469	(18,119)	48,139
Net other income (expense) and gain (loss)	17,511	5,785	23,296	(187,314)	313	(163,705)

Income (loss) before income tax expense	10,031	10,084	20,115	(100,975)	—	(80,860)
Income tax benefit	(40,164)	(26,406)	(66,570)	—	—	(66,570)

Net income (loss)	50,195	36,490	86,685	(100,975)	—	(14,290)
Net (income) loss attributable to noncontrolling interest and Consolidated Investment Products	—	(764)	(764)	100,975	—	100,211

Net income attributable to Deerfield Capital Corp.	$50,195	$35,726	$85,921	$—	$—	$85,921

	Year ended December 31, 2009
	DFR Operations
	Investment Management Segment(1)	Principal Investing Segment(1)(2)	Consolidated DFR
	(In thousands, except share and per share amounts)
Revenues
Interest income	$82	$48,767	$48,849
Interest expense	4,999	14,960	19,959

Net interest income (expense)	(4,917)	33,807	28,890
Provision for loan losses	—	20,114	20,114

Net interest income (expense) after provision for loan losses	(4,917)	13,693	8,776
Investment advisory fees	17,880	—	17,880

Total net revenues	12,963	13,693	26,656

Total expenses	27,681	11,539	39,220
Net other income (expense) and gain (loss)	(56)	76,953	76,897

Income (loss) before income tax expense	(14,774)	79,107	64,333
Income tax expense	29	—	29

Net income (loss)	(14,803)	79,107	64,304
Net loss attributable to noncontrolling interest	—	2,594	2,594

Net income (loss) attributable to Deerfield Capital Corp.	$(14,803)	$81,701	$66,898

(1)
Excludes intercompany investment advisory fee revenues of our Investment Management segment and corresponding intercompany management fee expense of our Principal Investing segment related to the management agreement between the two segments of $2.7 million and $6.0 million for the years ended December 31, 2010 and 2009, respectively.

(2)
Our Principal Investing segment results of operations include the financial results of DFR MM CLO and DPLC for the years ended December 31, 2010 and December 31, 2009. Our Principal Investing segment results of operations also include the financial results of Market Square CLO through June 30, 2009, when we sold all of our preference shares and deconsolidated Market Square CLO. We sold our preference shares of Market Square CLO to an unrelated third party in exchange for an upfront payment and a delayed purchase price in the form of a right to receive a portion of the future distributions on the preference shares. Our right to receive a portion of the future distributions represents a beneficial interest in the preference shares of Market Square CLO and as of January 1, 2010, the amendments to ASC Topic 810 required us to consolidate Market Square CLO as a part of our Consolidated Investment Products segment.

        On a consolidated basis, net income attributable to DFR was $85.9 million, or $7.81 of diluted earnings per share, during 2010 as compared to net income attributable to DFR of $66.9 million, or $9.93 of diluted earnings per share, during 2009.

        During 2010, DFR Operations' net revenue increased by $14.9 million compared to 2009. This increase was the result of a $12.2 million increase in investment advisory fees and an $11.9 million reduction in provision for loan losses, partially offset by a $9.2 million decrease in net interest income.

        The increase in DFR Operations' investment advisory fee income during 2010 was primarily due to increases in CLO investment advisory fees. CLO advisory fees improved as most of the CLOs we manage have resumed the current payment of subordinated management fees and have begun to pay previously deferred subordinated management fees. Also, investment advisory fees increased from the addition of fees earned from the CNCIM CLOs. The decreases in net interest income were primarily driven by the deconsolidation of Market Square CLO as of June 30, 2009, and decreases in net interest income on both our RMBS portfolio and DFR MM CLO. Decreases in net interest income were partially offset by interest expense savings on our long-term debt.

        During 2010, DFR Operations' total expenses increased by $5.6 million compared to 2009. This increase was primarily the result of a $4.7 million increase in depreciation and amortization, a $2.8 million increase in compensation and benefits, a $2.2 million increase in professional services expenses and a $0.7 million increase in impairment of intangible assets. Increases were partially offset by declines in other general and administrative expenses of $2.7 million, management fee expense to related party of $1.0 million and occupancy costs of $0.7 million. The increase in depreciation and amortization was primarily the result of accelerated depreciation and amortization in connection with abandoning the equipment and leasehold improvements associated with our relocation. The impairment charges on intangible assets during 2010 were associated with a portfolio management product sold during the year. The increase in professional services expenses was primarily a result of increased legal fees related to our recently settled SEC investigation. The decrease in other general and administrative expenses was primarily the result of $3.3 million in one-time DPLC structuring and organizational expenses incurred during 2009, partially offset by $0.5 million increase in expense we incurred during 2010 to grant the DPLC Restructuring Warrants. The decline in occupancy costs was the result of our relocation.

        During the year ended December 31, 2010, DFR Operations' net other income (expense) and gain (loss) declined by $53.6 million. The decline was primarily driven by effects of the deconsolidation of Market Square CLO on June 30, 2009. During 2009, we recorded a net gain on the deconsolidation of Market Square CLO of $29.6 million and net gains on our Market Square CLO loan portfolio of $43.1 million. During 2010, we recorded net unrealized losses of $4.3 million on the embedded derivative related to the Convertible Notes (the "Embedded Derivative") and incurred strategic transactions expenses of $5.6 million. Strategic transactions expenses were primarily comprised of legal fees, investment banking fees and compensation. These declines were partially offset by a $17.4 million gain on the Senior Notes Discharge during 2010.

        During 2010, DFR Operations recognized an income tax benefit of $66.6 million. This benefit resulted primarily from the release of our valuation allowance against our deferred tax asset as of December 31, 2010, as we concluded the realization of the deferred tax asset is now more likely than not. For the period from January 1, 2008 through June 9, 2010, we did not pay significant corporate income taxes as a result of NOLs and NCLs incurred primarily in 2008. As a result of the CNCIM Acquisition, our ability to use these NOLs and NCLs to offset our federal taxable income was significantly reduced which resulted in current income tax expense of $2.3 million. However, this tax expense was offset by a deferred income tax benefit of $68.8 million.

Core Earnings

        We believe that core earnings, a non-GAAP financial measure, is a useful metric for evaluating and analyzing our performance. The calculation of core earnings, which we use to compare our own financial results from period to period, eliminates the impact of certain non-cash items, non-recurring items, special charges, essentially all components of net other income (expense) and gain (loss) and the provision (benefit) for income tax from net income (loss), the most comparable GAAP financial measure. We believe core earnings and core earnings per share are useful metrics for investors because they reflect the alignment of net interest income and investment advisory fee revenues with the direct expenses incurred to generate these revenues. The core earnings provided herein may not be comparable to similar measures presented by other companies, as it is a non-GAAP financial measure and may therefore be defined differently by other companies. Core earnings includes the earnings from DFR MM CLO for both the year ended December 31, 2010 and 2009, and Market Square CLO, until we sold all of our preference shares in and deconsolidated Market Square CLO as of June 30, 2009, but is not necessarily indicative of cash flows received from DFR MM CLO and Market Square CLO.

        The table below provides a reconciliation between net income (loss) and core earnings:

	Year ended December 31,
	2010	2009
	(In thousands, except share and per share amounts)
Net income (loss)	$(14,290)	$64,304
Adjusting items:
Provision for loan losses	8,190	20,114
Depreciation and amortization	12,618	7,904
Impairment of intangible assets	2,566	1,828
Net other income (expense) and gain (loss)(1)	166,085	(76,897)
Income tax expense (benefit)	(66,570)	29
Noncontrolling interest and Consolidated Investment
Products core earnings(2)	(86,457)	3,765
Warrant expense(3)	529	—
Cost savings initiatives(3)	—	236

Core earnings	$22,671	$21,283

Core earnings per share—diluted	$2.07	$3.16
Weighted-average number of shares outstanding—diluted(4)	11,762,550	6,740,039

(1)
Core earnings for the year ended December 31, 2010, includes gains (losses) on certain short-term trading strategies related to corporate debt, but excludes all other components of net other income (expense) and gain (loss), such as gains (losses) related to all other investing strategies.

(2)
Noncontrolling interest and Consolidated Investment Products core earnings is comprised of (i) the portion of net interest income and expenses of DPLC that are attributable to third party investors in DPLC, calculated using each investor's ownership percentage in DPLC during the measurement period, and (ii) the portion of net interest income and expenses of the CIP CDOs that are consolidated but are attributable to third party investors in the CIP CDOs.

(3)
Non-recurring.

(4)
For the year ended December 31, 2010, we used the fully-diluted share number of 11,762,550 in the computation of the diluted core earnings per share, which includes the dilutive impact of the DPLC Restructuring Warrants and the Convertible Notes. In addition, interest expense on the Convertible Notes of $1.7 million was added back to core earnings for the year ended December 31, 2010 to calculate diluted core earnings per share under the if-converted method. For the year ended December 31, 2009, we used the fully-diluted share number of 6,740,039 in the computation of the diluted core earnings per share. For the year ended December 31, 2009 the fully-diluted share number equaled the weighted average shares outstanding for the year as the restricted stock grants and contingently-issuable warrants were anti-dilutive.

Results of Operations by Segment

  Investment Management Segment

  AUM

        Investment advisory fees paid by the accounts we manage are our primary source of revenue from our Investment Management segment. These fees typically consist of management fees based on the account's assets and, in some cases, performance fees based on the profits we generate for the account.

        The following table summarizes the AUM for each of our product categories:

	As of January 1,
	2011		2010
	Number of Accounts	AUM	Number of Accounts	AUM
		(In thousands)		(In thousands)
CDOs(1):
CLOs	16	$5,468,802	12	$4,041,540
ABS	10	3,342,028	12	4,054,722
Corporate bonds	4	485,718	4	754,815

Total CDOs	30	9,296,548	28	8,851,077

Separately managed accounts(2)	—	—	6	320,464
Other investment vehicle(3)	—	—	1	22,367

Total AUM(4)		$9,296,548		$9,193,908

(1)
CDO AUM numbers generally reflect the aggregate principal or notional balance of the collateral and, in some cases, the cash balance held by the CDOs and are as of the date of the last trustee report received for each CDO prior to January 1, 2011 and 2010, respectively. The AUM for our Euro-denominated CDOs has been converted into U.S. dollars using the spot rate of exchange as of the respective AUM date.

(2)
AUM for certain of the separately managed accounts is a multiple of the capital actually invested in such account. Management fees for these accounts are paid on this higher AUM amount.

(3)
Other investment vehicle AUM represents the AUM of DPLC.

(4)
Included in Total AUM for January 1, 2011 and 2010 is $262.4 million and $288.5 million, respectively, related to DFR MM CLO. DCM manages DFR MM CLO but is not contractually entitled to receive any management fees therefrom for so long as all of the preference shares issued by DFR MM CLO are held by Deerfield Capital LLC or an affiliate thereof.

        During 2010, Total AUM increased by $0.1 billion. Our CLO AUM increased by $1.4 billion during 2010, primarily as result of the CNCIM acquisition. Our ABS CDO AUM declined by $0.7 billion, primarily as a result of continued defaults and downgrades of certain assets held by such CDOs, which in some cases causes those assets to be excluded from the calculation of AUM, the diversion of cash flows to repay the debt securities issued by those CDOs based on continued noncompliance with overcollateralization tests and other structural provisions, and realized losses relating to assets held by the CDOs. On September 30, 2010, we sold the non-core portfolio management product known as Return Profile Management ("RPM") and ceased management of our separately managed accounts related to the RPM strategy.

  CDO Structure

        The structure of the CDOs we manage affects the investment advisory fees paid to us. The following table summarizes select details of the structure of each of the CDOs we manage:

	Closing Date	January 1, 2011 AUM(1)	First Optional Call Date(2)	Auction Call Date(3)	Termination of Reinvestment Period(4)	Maturity Year
	Month/Year	(In thousands)	Month/Year
CLOs:
Rosemont CLO, Ltd.	01/02	$85,934	10/05	n/a	01/07	2013
Forest Creek CLO Ltd.	05/03	179,478	07/07	n/a	07/08	2015
Long Grove CLO Ltd.	06/04	268,262	08/08	n/a	05/10	2016
Market Square CLO Ltd.	05/05	249,607	07/07	n/a	04/11	2017
Cumberland II CLO Ltd.	09/05	369,932	02/10	n/a	11/11	2019
Marquette Park CLO Ltd.	12/05	282,702	04/10	n/a	01/12	2020
Bridgeport CLO Ltd.	06/06	482,022	10/09	n/a	07/13	2020
Columbus Nova 2006-I	08/06	379,412	10/09	n/a	10/12	2018
Burr Ridge CLO Plus Ltd.	12/06	281,798	06/12	n/a	03/13	2023
Columbus Nova 2006-II	12/06	482,383	10/10	n/a	02/10	2018
Columbus Nova 2007-I	03/07	466,544	05/10	n/a	05/13	2019
Schiller Park CLO Ltd.	05/07	406,385	07/11	n/a	04/13	2021
Bridgeport CLO II Ltd.	06/07	490,987	12/10	n/a	09/14	2021
DFR Middle Market CLO Ltd.(5)	07/07	262,417	07/10	n/a	07/10	2019
Gillespie CLO PLC(6)	08/07	354,264	02/13	n/a	08/13	2023
Columbus Nova 2007-II	11/07	426,675	10/10	n/a	10/14	2021

Total CLOs		5,468,802

ABS CDOs:
Mid Ocean CBO 2000-1 Ltd.	01/01	98,174	04/06	n/a	01/06	2036
Mid Ocean CBO 2001-1 Ltd.	10/01	116,549	02/06	n/a	01/06	2036
Northlake CDO I, Limited	02/03	92,270	03/06	03/13	03/07	2033, 2038	(7)
Knollwood CDO Ltd.	03/04	101,988	04/07	04/12	04/08	2039
River North CDO Ltd.	01/05	181,693	02/09	02/13	02/09	2040
Buckingham CDO Ltd.	07/05	734,203	08/10	08/13	08/10	2040
Pinetree CDO Ltd.	11/05	151,410	01/10	01/14	01/10	2045
Buckingham CDO II Ltd.	12/05	995,802	03/11	03/14	03/11	2041
Knollwood CDO II Ltd.	07/06	28,403	07/09	07/13	n/a	2046
Buckingham CDO III Ltd.	08/06	841,536	09/11	09/14	09/11	2051

Total ABS CDOs		3,342,028

Corporate Bond CDOs:
Valeo Investment Grade CDO Ltd.	01/01	202,479	01/05	n/a	01/06	2013
Valeo Investment Grade CDO II Ltd.	05/01	151,478	06/05	n/a	06/06	2013
Mayfair Euro CDO I B.V.(6)	06/01	66,889	05/06	n/a	05/06	2013
Robeco CDO II Limited	08/01	64,872	08/05	n/a	02/06	2013

Total Corporate Bond CDOs		485,718

Total CDO AUM		$9,296,548

(1)
CDO AUM numbers generally reflect the aggregate principal or notional balance of the collateral and, in some cases, the cash balance held by the CDOs and are as of the date of the last trustee report received for each CDO prior to January 1, 2011.

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

(6)
The AUM for our Euro-denominated CDOs has been converted into U.S. dollars using the spot rate of exchange on December 31, 2010.

(7)
Maturity date varies by tranche of notes.

        Under the investment management agreements between DCM or CNCIM and the CDOs we manage, the payment of management fees is generally subject to a "waterfall" structure. Pursuant to these "waterfalls," all or a portion of our subordinated management fees may be deferred if the CDOs do not generate sufficient cash flows to pay the required interest on the notes that the CDOs have issued to investors and certain expenses the CDOs have incurred. Deferral of our subordinated management fees could occur if, for example, the issuers of the collateral underlying the CDOs default on or defer payments of principal or interest relating to such collateral or the ratings assigned to such collateral are downgraded below a specified threshold. In addition, deferral of our subordinated management fees could occur if, among other things, noncompliance with overcollateralization tests and other structural provisions built into the CDOs divert cash flows to the prepayment of the debt securities issued by the CDOs. These prepayments may prevent cash in the CDOs from being reinvested in assets and therefore decrease the asset base on which our future management fees are calculated. In certain cases, noncompliance with these overcollateralization tests or other structural provisions can lead to events of default under the indentures governing the CDOs, followed by the acceleration of the CDOs' obligation to repay the debt issued by the CDO and ultimately the liquidation of the underlying collateral. Certain of our CDOs contain provisions prohibiting the liquidation of the CDO following an event of default unless either the proceeds from the liquidation will be sufficient to repay all of the debt issued by the CDO along with certain specified expenses or a majority or supermajority of certain specified classes of notes vote to liquidate the CDO. We believe that CDOs that contain these provisions are less likely to liquidate upon the occurrence of an event of default. In addition, certain CDOs we manage contain provisions where noncompliance with overcollateralization tests causes us to become subject to removal as investment manager at the discretion of certain classes of investors. These structural provisions are intended to protect investors in the debt issued by the CDO from deterioration in the credit quality and value of the underlying collateral pool.

  Net Revenues

  Investment Advisory Fees

        During 2010 and 2009, we earned investment advisory fees from our management of CDOs and separately managed accounts. For the year ended December 31, 2010, investment advisory fees were $30.1 million and $12.0 million on a segment and consolidated basis, respectively. $18.1 million of fees earned by our Investment Management segment from our Consolidated Investment Products segment were eliminated upon consolidation. For the year ended December 31, 2009, investment advisory fees were $17.9 million on both a segment and consolidated basis. Investment advisory fees from our management of the separately managed accounts and DPLC were $0.6 million and $1.3 million for the years ended December 31, 2010 and 2009, respectively. The following discussion analyzes changes in our CDO investment advisory fees.

  CDO Investment Advisory Fees

        The following table summarizes the investment advisory fee revenues from the CDOs we manage:

					Variance
	Year ended December 31,
					2010 vs. 2009
	2010		2009
	(In thousands)
Senior Management Fees:
CLOs	$8,544		$6,693		$1,851
ABS	2,567		3,330		(763)
Corporate Bonds	1,354		1,833		(479)

Total Senior Mangement Fees	12,465		11,856		609

Subordinated Management Fees:
CLOs	9,668		2,774		6,894
ABS	27		152		(125)
Corporate Bonds	447		564		(117)

Total Subordinated Mangement Fees	10,142		3,490		6,652

Performance Fees(1):
CLOs	6,869	(2)	1,026	(2)	5,843
ABS	—		—		—
Corporate Bonds	60	(3)	225	(3)	(165)

Total Performance Fees	6,929		1,251		5,678

Total CDO Advisory Fees:
CLOs	25,081		10,493		14,588
ABS	2,594		3,482		(888)
Corporate Bonds	1,861		2,622		(761)

Total CDO Advisory Fees	$29,536		$16,597		$12,939

(1)
Performance fees are generally earned after certain investors' returns exceed a specified internal rate of return. For purposes of this table, and in accordance with our accounting policies, we also classify any previously deferred senior or subordinated management fees that are subsequently paid as performance fees.

(2)
Performance fees on CLOs for the years ended December 31, 2010 and 2009 represent previously deferred subordinated management fees.

(3)
Performance fees on corporate bond CDOs primarily represent fees related to a previously liquidated corporate bond CDO.

        CLO investment advisory fee revenue increased by $14.6 million during 2010. The increase in CLO investment advisory fee revenue was primarily based on an increase in subordinated management fees of $6.9 million (including $2.0 million related to the CNCIM CDOs) and an increase in deferred subordinated management fees of $5.8 million as certain of the CLOs we manage have repaid their deferred subordinated management fees and resumed the current payment of subordinated management fees. In addition, CLO senior management fees increased by $1.9 million, primarily related to the addition of the CNCIM CDOs.

        During 2009, many of our CLO subordinated fees began to defer based on, among other things, overcollateralization tests and other structural provisions built into the CLOs diverted cash flows to the prepayment of the debt securities issued by the CLOs. We expect a portion of subordinated management fees for the CLOs we manage to continue to be deferred in the near term. As a result of improvement in market conditions and effective portfolio management, most of the CLOs we manage have returned to compliance with their overcollateralization tests, and we have recouped our deferred subordinated management fees from those CLOs and expect those CLOs to pay future subordinated management fees on a current basis. With continued improvement in market conditions and ongoing effective portfolio management, we expect our other CLOs to return to compliance with their overcollateralization tests, and, subject to the satisfaction of certain other conditions, we expect to recoup substantially all of our deferred subordinated management fees from those CLOs and to receive future subordinated management fees on a current basis. As of December 31, 2010, unrecognized deferred subordinated management fees related to the CLOs we manage totaled approximately $4.4 million.

        ABS CDO revenue decreased by $0.9 million during 2010 primarily due to declines in senior management fees, resulting from decreases in AUM in our ABS CDOs. We expect our ABS CDO AUM and management fees to continue to decline primarily as a result of continued defaults and downgrades of certain assets held by such CDOs, which in some cases causes those assets to be excluded from the calculation of AUM, the diversion of cash flows to repay the debt securities issued by those CDOs based on continued noncompliance with overcollateralization tests and other structural provisions, and realized losses relating to assets held by the CDOs.

        Corporate Bond CDO revenue decreased by $0.8 million during 2010, primarily due to declines in senior management fees of $0.5 million. The decline in senior fees is a result of a decrease in AUM on our Corporate Bond CDOs from paydowns or maturities of the underlying collateral in those CDOs.

  Interest Expense

        Our Investment Management segment interest expense decreased by $2.6 million during 2010 primarily due to the Senior Notes Discharge.

  Expenses

        The following table summarizes our Investment Management segment expenses for the periods presented:

			Variance
	Year ended December 31,
			2010 vs. 2009
	2010	2009
	(In thousands)
Compensation and benefits	$14,917	$12,144	$2,773
Professional services	1,348	865	483
Insurance expense	379	393	(14)
Other general and administrative expenses	1,702	1,909	(207)
Depreciation and amortization	12,618	7,904	4,714
Occupancy	1,668	2,402	(734)
Cost savings initiatives	—	236	(236)
Impairment of intangible assets	2,566	1,828	738

Total Investment Management segment expenses	$35,198	$27,681	$7,517

        Our Investment Management segment expenses increased $7.5 million in 2010, primarily due to a $4.7 million increase in depreciation and amortization, a $2.8 million increase in compensation and benefits and a $0.7 million increase in impairment of intangible assets, partially offset by a $0.7 million decrease in occupancy costs.

        On November 27, 2009, we entered into an amendment to our prior office lease agreement dated July 11, 2005. Pursuant to the amendment, on April 30, 2010, we relocated to a new space in the same building. The term of the amended lease will expire on February 28, 2021. As a result of our relocation, our annual rent expense under the lease was reduced by approximately $0.7 million during 2010. We expect our annual rent expense to be further reduced in 2011, as we benefit from a full year of reduced occupancy costs under the terms of the amended lease.

        In connection with the relocation, we recognized an acceleration of depreciation and amortization expense related to certain leasehold improvements and equipment as a result of a shorter estimated useful life of those assets which we abandoned. The total impact of the acceleration of the depreciation and amortization expense was approximately $6.9 million, which we expensed ratably from the date the amendment was signed (November 27, 2009) to the date on which we vacated our prior office space (April 30, 2010). The impact of the accelerated depreciation was $5.5 million for the year ended December 31, 2010 and $1.4 million for the year ended December 31, 2009.

        Amortization expense of $1.3 million for year ended December 31, 2010 related to the intangible assets acquired in the CNCIM Acquisition.

        The increase in compensation and benefits expense is primarily related to incentive compensation based on operating results, including the results of a short-term trading strategy related to corporate debt that commenced in 2010.

        As a result of the sale of RPM, we recognized a loss in 2010 in the form of an impairment charge of $2.4 million on the intangible assets associated with the asset management contracts for the RPM accounts. In addition, during 2010, we recorded $0.2 million of impairment charges on the intangible assets associated with the management contract for a CDO we no longer manage. During 2009, we recorded $1.8 million of impairment charges on intangible assets. We recorded impairment charges of $1.0 million associated with management contracts for certain CDOs as a result of the decline in expected future management fee cash flows and $0.8 million of impairment charges related to the "Deerfield" trade name.

  Other Income (Expense) and Gain (Loss)

        During the year ended December 31, 2010, other income (expense) and gain (loss) for our Investment Management segment included a $17.4 million gain related to the Senior Notes Discharge and $0.8 million in strategic transactions expenses related to the CNCIM Acquisition.

  Income Tax Expense

        During the year ended December 31, 2010, our Investment Management segment recorded an income tax benefit of $40.2 million. See our discussion of DFR results of operations and Note 17 to our consolidated financial statements for further information concerning income taxes.

  Principal Investing Segment

  Principal Investing Portfolio

        Income from our Principal Investing segment is primarily composed of interest income and net recognized gains and losses on our investment portfolio.

        The following table is a summary of our Principal Investing segment investment portfolio by asset class:

Security Description	Investments at Fair Value	Other Investments(1)	Loans Held For Sale(2)	Loans Held For Investment(3)	Total
	(In thousands)
December 31, 2010:
RMBS	$263,157	$—	$—	$—	$263,157
Corporate loans:
Loans held in DFR MM CLO(4)	—	—	1,133	245,821	246,954
Other corporate leveraged loans	—	—	62	—	62
Commercial real estate loans(5)	—	—	—	350	350
Corporate bonds held in DFR MM CLO	6,093	—	—	—	6,093
Equity securities	—	637	—	—	637
Other(6)	10,878	—	—	—	10,878

Total invested assets	$280,128	$637	$1,195	246,171	528,131

Allowance for loan losses				(9,676)	(9,676)

				$236,495	$518,455

December 31, 2009:
RMBS	$305,174	$—	$—	$—	$305,174
Corporate loans:
Loans held in DFR MM CLO(4)	—	—	—	269,168	269,168
Other corporate leveraged loans	—	—	536	—	536
Loans held in DPLC	16,131	—	—	—	16,131
Commercial real estate loans(5)	—	—	—	9,417	9,417
Equity securities	—	4,287	—	—	4,287
Other	4,738	—	—	—	4,738

Total invested assets	$326,043	$4,287	$536	278,585	609,451

Allowance for loan losses				(15,889)	(15,889)

				$262,696	$593,562

(1)
Carrying value of other investments is cost, less impairments, if any.

(2)
Carrying value of loans held for sale is lower of cost or estimated fair value.

(3)
Carrying value of loans held for investment is amortized cost, less allowance for loan losses, if any.

(4)
Loans held in DFR MM CLO are reported gross of $9.4 million and $8.5 million of allowance for loan losses as of December 31, 2010 and 2009, respectively.

(5)
Commercial real estate loans are reported gross of $0.3 million and $7.4 million of allowance for loan losses as of December 31, 2010 and 2009, respectively.

(6)
Other includes $8.0 million of investments and beneficial interests in the CIP CDOs, which were eliminated upon consolidation as of December 31, 2010.

        We invest in pass-through RMBS, which are securities representing interests in mortgage loans secured by residential real property. Payments of both principal and interest on RMBS are generally made monthly, net of any fees paid to the issuer, servicer or guarantor of the securities. We currently invest only in Agency RMBS, which represent an ownership interest in pools of residential mortgage loans made by lenders such as savings and loan institutions, mortgage bankers and commercial banks. The investment characteristics of pass-through RMBS differ from those of traditional fixed-income securities. The major differences include the monthly payment of interest and principal, as described above, and the possibility that unscheduled principal payments may be received at any time due to prepayments on the underlying mortgage loans. These differences can result in significantly greater price and yield volatility than is the case with traditional fixed-income securities. We finance our Agency RMBS portfolio through repurchase agreements, which allow us to borrow using the RMBS we own as collateral. These agreements are accounted for as debt secured by the underlying assets. During the term of a repurchase agreement, we receive the principal and interest on the RMBS and pay an agreed upon rate of interest to the counterparty. On occasion, we seek to mitigate our exposure to interest rate risk associated with the financing of our RMBS portfolio, primarily through interest rate swap agreements and futures contracts on U.S. Treasury securities.

        We consolidate DFR MM CLO into our Principal Investing segment because we own all of its preference shares. DFR MM CLO's reinvestment period terminated in July and following the termination, proceeds received from prepayments and sales of loans held in DFR MM CLO can no longer be reinvested and are instead used to reduce the principal balance of DFR MM CLO's outstanding debt. We expect the amount of DFR MM CLO's assets and liabilities will continue to decrease due to continued prepayments of assets held in DFR MM CLO and related reductions of DFR MM CLO's outstanding debt.

  Net Revenues

        Our Principal Investing segment revenues represent the difference between the interest income we earn on our investment portfolio and the cost of our borrowings, net of hedges, if any. We also recognize the impact of our provision for loan losses on our Principal Investing segment revenues.

        The following table summarizes our Principal Investing segment interest income:

	Year ended December 31,		Variance
			2010 vs. 2009
	2010	2009
	(In thousands)
RMBS	$7,717	$16,074	$(8,357)
Corporate Loans:
Loans held in DFR MM CLO	20,720	23,972	(3,252)
Loans held in the Wachovia Facility	—	1,237	(1,237)
Other corporate leveraged loans	181	461	(280)
Corporate bonds held in DFR MM CLO	350	—	350
Assets held in Market Square CLO	—	6,073	(6,073)
Assets held in DPLC	476	492	(16)
Commercial real estate loans and securities	74	(53)	127
Other investments	472	511	(39)

Total interest income	$29,990	$48,767	$(18,777)

        Our Principal Investing segment interest income decreased by $18.8 million during 2010. This decrease was primarily comprised of a $8.4 million reduction in interest income earned on our RMBS portfolio, a $6.1 million reduction in interest on assets held in Market Square CLO and a $4.8 million reduction in interest earned on Corporate Loans.

        The $8.4 million decrease in interest earned on our RMBS portfolio during 2010 was primarily due to increased premium amortization and the acceleration of premium amortization as a result of paydowns, which provided declines in interest income of $5.6 million. In addition, the remaining $2.8 million decline in RMBS interest income during 2010 was primarily due to the reduction in the average size of our RMBS portfolio during 2010.

        The $4.8 million decrease in interest income on Corporate Loans during 2010, was primarily due to a reduction in the average size of the DFR MM CLO loan portfolio and the lower interest rate environment, which contributed to declines in interest income of $3.3 million. In addition, the sale of loans previously held in our since dissolved Wachovia Facility, contributed to a decline in interest income of $1.2 million.

        The $6.1 million decrease in interest income earned on assets held in Market Square CLO during 2010, was attributable to the deconsolidation of Market Square CLO as of June 30, 2009.

        The following table summarizes our Principal Investing segment interest expense:

	Year ended December 31,
			Variance 2010 vs. 2009
	2010	2009
	(In thousands)
Short-term debt:
Repurchase agreements	$892	$2,128	$(1,236)
Hedging activity	31	168	(137)

Total short-term debt	923	2,296	(1,373)

Long-term debt:
Recourse:
Subordinated notes and trust preferred securities(1)	2,545	5,442	(2,897)
Convertible Notes	1,732	—	1,732
Non-Recourse:
DFR MM CLO	2,710	4,184	(1,474)
Market Square CLO	—	2,910	(2,910)
Wachovia Facility	—	128	(128)

Total long-term debt	6,987	12,664	(5,677)

Total interest expense	$7,910	$14,960	$(7,050)

(1)
Includes interest expense for our Junior Subordinated Notes, which are currently outstanding, as well as our trust preferred securities, which are no longer outstanding.

        The $7.1 million decrease in interest expense during 2010 was primarily the result of reduced repurchase agreement and long-term debt balances and, to a lesser extent, lower interest rates. The decrease in both the average outstanding repurchase agreement balance and the weighted average borrowing rate contributed to reductions of $1.2 million in interest expense on repurchase agreements.

        Interest expense on long-term debt decreased by $5.7 million during 2010. $2.9 million of this decrease related to the subordinated notes and trust preferred securities and was primarily due to a decrease in average borrowing rate for the periods, including the effect of the significant reduction in interest rate associated with the Trust Preferred Exchange. Lower outstanding long-term debt balances and lower interest rates on DFR MM CLO provided a decrease in interest expense of $1.5 million during 2010. In addition, the deconsolidation of Market Square CLO on June 30, 2009 provided a decrease in interest expense of $2.9 million. These declines in interest expense were partially offset by the issuance of the Convertible Notes on June 9, 2010 which provided an increase in interest expense of $1.7 million.

        We expect interest on subordinated notes and trust preferred securities will continue to decline in 2011 primarily as a result of the Trust Preferred Exchange and the related issuance of our March Junior Subordinated Notes, which accrue interest at a fixed rate of 1.0% per annum through April 30, 2015. See Note 14 to our consolidated financial statements for further information on the Trust Preferred Exchange, Trust Preferred Redemption-in-Kind and the Junior Subordinated Notes. Additionally, we expect a further net reduction in DFR Operations' long-term debt interest expense during 2011 as we will experience the first full-year benefit of the Senior Notes Discharge, which eliminated $73.9 million in aggregate principal amount of outstanding debt, although this reduction will be partially offset by an increase in interest expense associated with the issuance of the $25.0 million in aggregate principal amount of Convertible Notes. See Note 3 to our consolidated financial statements for further information on the Senior Notes Discharge and the issuance of the Convertible Notes.

  Provision for Loan Losses

        The following table summarizes our Principal Investing segment provision for loan losses:

	Year ended December 31,
	2010	2009
	(In thousands)
Loans held in DFR MM CLO	$8,190	$15,226
Commercial real estate loans	—	4,888

Total provision for loan losses	$8,190	$20,114

        We review and consider each loan for impairment individually at each reporting date. During the year ended December 31, 2010, the provision for loan losses within DFR MM CLO was primarily comprised of provisions for two issuers with an aggregate amortized cost of $17.4 million. As of December 31, 2010, the total amortized cost of investments in impaired loans was $18.9 million and the allowance for loan losses was $9.7 million. During the year ended December 31, 2009, the provision for loan losses within DFR MM CLO was primarily comprised of two loans with an aggregate amortized cost of $20.3 million. Both of these loans have since been sold. During the year ended December 31, 2009, the provision for loan losses for commercial real estate loans was comprised of four loans, all of which we no longer own or are fully impaired. As of December 31, 2009, the total amortized cost of investments in impaired loans was $20.0 million and the allowance for loan losses was $15.9 million.

  Expenses

        The following table summarizes Principal Investing segment expenses:

	Year ended December 31,		Variance
			2010 vs. 2009
	2010	2009
	(In thousands)
Professional services	$3,856	$2,153	$1,703
Insurance expense	2,524	2,696	(172)
Other general and administrative expenses	3,211	5,718	(2,507)
Management fee expense to related party(1)	—	972	(972)

Total Principal Investing segment expenses	$9,591	$11,539	$(1,948)

(1)
Management fee expense represents fees charged to the noncontrolling interest investors in DPLC.

        Total Principal Investing segment expenses decreased by $1.9 million during 2010. The $2.5 million decrease in other general and administrative expenses is primarily attributable to $3.3 million in one-time DPLC structuring and organizational expenses incurred in 2009, partially offset by a $0.5 increase in expense related to the DPLC Restructuring Warrants and a $0.5 million increase in directors' fees. See Note 3 to our consolidated financial statements for further information on the DPLC Restructuring Warrants. The 2009 management fee expense to related party represents fees charged to the noncontrolling interest investors in DPLC which were suspended effective January 1, 2010. The increase of $1.7 million in professional services was primarily due to legal fees related to the recently settled SEC investigation.

  Other Income (Expense) and Gain (Loss)

        The following table summarizes our Principal Investing segment other income (expense) and gain (loss):

	Year ended December 31,
			Variance 2010 vs. 2009
	2010	2009
	(In thousands)
Other-than-temporary impairment on available-for-sale securities	$—	$(14)	$14

Net loss on available-for-sale securities	—	(14)	14

Net realized gain (loss) on investments at fair value	(9,264)	3,170	(12,434)
Net unrealized gain on investments at fair value	15,660	6,704	8,956

Net gain on investments at fair value	6,396	9,874	(3,478)

Net realized gain (loss) on loans	1,244	(3,325)	4,569
Net unrealized gain on loans	7,207	38,627	(31,420)

Net gain on loans	8,451	35,302	(26,851)

Net realized loss on derivatives	(456)	(10,688)	10,232
Net unrealized gain (loss) on derivatives	(3,881)	13,235	(17,116)

Net gain (loss) on derivatives	(4,337)	2,547	(6,884)

Net realized gain on liabilities	14	—	14

Net gain on liabilities	14	—	14

Net gain (loss) on investments, loans, derivatives and liabilties	10,524	47,709	(37,185)

Strategic transactions expenses	(4,768)	—	(4,768)

Net gain on the deconsolidation of Market Square CLO	—	29,551	(29,551)

Other, net	29	(307)	336

Net other income (expense) and gain (loss)	$5,785	$76,953	$(71,168)

        Net other income (expense) and gain (loss) declined by $71.2 million during 2010. This decline was primarily attributable to a $29.6 million net gain on the deconsolidation of Market Square CLO during 2009 and a $26.9 million decrease in net gains on loans. Additionally, the decrease includes a $6.9 million variance in net losses on derivatives, a $4.8 million increase in strategic transactions expenses, and a $3.5 million decrease in gains on investments at fair value.

        During 2010, net gains on investments at fair value included $4.2 million in net gains on interests in our CIP CDOs, which were eliminated upon consolidation, and $3.0 million in net gains on other investments at fair value, partially offset by net losses of $0.8 million on RMBS. Net losses on RMBS were primarily driven by valuation decreases on our RMBS portfolio. During 2009, net gains on investments at fair value of $9.9 million were primarily driven by $5.2 million in net gains on the RMBS portfolio and $4.7 million in net gains on other investments at fair value.

        During 2010, net gains on loans were primarily comprised of $6.6 million in gains on loans held in DFR MM CLO and $1.8 million in gains on other corporate leveraged loans. The decrease in net gains on loans during 2010 is primarily attributable to the deconsolidation of Market Square CLO in 2009. Loans held in Market Square CLO accounted for $43.1 million in gains on loans during 2009. The increase in valuation on our Market Square CLO loan portfolio was partially offset by decreased performance on other loans held for sale, which drove down valuations on these loans, and realized losses as a result of sales of other corporate leveraged loans held within the Wachovia Facility.

        Substantially all of the $4.3 million net loss on derivatives recorded during 2010 was an unrealized loss on the Embedded Derivative related to the Convertible Notes due to share price appreciation. See Note 3 to our consolidated financial statements for further information on the Embedded Derivative. During 2009, the net gain on derivatives is primarily comprised of net gains on interest rate swaps of $2.7 million. Our only remaining interest rate swap held in our Principal Investing segment matured during 2010.

        We recorded $4.8 million in strategic transactions expenses in our Principal Investing segment during 2010 related to the CNCIM Acquisition and the Proposed Merger, for which no similar expenses were incurred during 2009. Strategic transactions expenses were primarily composed of one-time legal and professional fees incurred as a result of these transactions. During 2009, we recognized a $29.6 million gain on the deconsolidation of Market Square CLO.

        During 2010, other, net included a $1.3 million loss associated with the resolution of the SEC investigation. See Note 22 to our consolidated financial statements for further information on our settlement with the SEC. Additionally, other, net included $1.0 million in income received related to our beneficial interest in Market Square CLO, which was eliminated upon consolidation.

  Income Tax Expense

        For the year ended December 31, 2010, our Principal Investing segment recorded an income tax benefit of $26.4 million. See our discussion of DFR results of operations and Note 17 to our consolidated financial statements for further information concerning income taxes.

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

        Net interest income for the year ended December 31, 2010 was primarily composed of $121.8 million of interest income on loans and $15.8 million of interest income on corporate bonds, partially offset by $29.9 million of interest expense on non-recourse long-term debt.

  Other Income (Expense) and Gain (Loss)

        The following table summarizes our Consolidated Investment Products segment other income (expense) and gain (loss) for the year ended December 31, 2010:

Year ended December 31,
2010
(In thousands)
Net realized gain on investments at fair value	$47,187
Net unrealized gain on investments at fair value	122,842

Net gain on investments investments at fair value	170,029

Net realized loss on liabilities	(7,363)
Net unrealized loss on liabilities	(350,840)

Net loss on liabilities	(358,203)

Net realized loss on derivatives	(7,895)
Net unrealized gain on derivatives	7,346

Net loss on derivatives	(549)

Net loss on investments, loans, derivatives and liabilties	(188,723)

Other, net	1,409

Net other income (expense) and gain (loss)	$(187,314)

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

Liquidity and Capital Resources

Cash Flows

        Our operating activities provided cash of $256.6 million for the year ended December 31, 2010. Net cash inflows and non-cash adjustments of $541.5 million included a net loss on liabilities at fair value of $351.5 million, net change in operating assets and liabilities of $99.2 million and net sales of investments at fair value of $63.6 million. Net cash outflows and non-cash adjustments of $284.9 million included net gain on investments at fair value of $172.0 million, a net deferred income tax benefit of $68.8 million and a net gain on the discharge of the Senior Notes of $17.4 million.

        Our investing activities provided cash of $63.0 million for the year ended December 31, 2010, primarily from principal receipts and proceeds from the sale of investments at fair value previously classified as available-for-sale of $169.2 million and principal receipts and proceeds from loans held for investment of $148.1 million, partially offset by changes in restricted cash and cash equivalents of $140.3 million and the origination and purchase of loans held for investment of $121.9 million.

        Our financing activities used cash of $318.3 million for the year ended December 31, 2010, primarily for payments on long-term debt of $281.5 million, net payments on repurchase agreements of $44.5 million, and distributions to noncontrolling interest of $16.0 million, partially offset by proceeds from the issuance of long-term debt of $25.0 million.

Liquidity

        We believe that our current cash and cash equivalents and net equity in our financed RMBS portfolio, along with cash flows from operations, among other things, are adequate to meet our anticipated liquidity requirements. As of December 31, 2010, total liquidity was $65.3 million, comprised of unrestricted cash and cash equivalents of $50.1 million and net equity in our financed RMBS portfolio of $15.2 million.

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

  Proposed Merger

        We anticipate significant cash inflows from investment advisory fees from CLOs managed by CIFC, subject to certain requirements to make payments to CIFC Parent under the terms of the Proposed Merger. We expect to utilize cash resources to satisfy our obligations under the Merger Agreement to make payments in connection with the closing of the Proposed Merger. See "Part I—Proposed Merger" for further description of the Merger Agreement. The Merger Agreement includes deferred purchase payments to CIFC Parent that aggregate $7.5 million and are payable in three equal annual installments of $2.5 million beginning on the closing date of the Proposed Merger. In addition, we are required to pay reasonable and documented out-of-pocket costs and expenses incurred by CIFC, CIFC Parent and Bounty in connection with the Merger Agreement and the transactions contemplated by the Merger Agreement. We will also incur transaction costs and other transitional expenses related to the Proposed Merger.

  DFR MM CLO

        The economic impact of our investment in DFR MM CLO is determined by the cash flows distributed to us on our investment in $50.0 million of preference shares and $19.0 million of debt issued by DFR MM CLO, subject to diversion of cash flows away from our investments in accordance with its indenture. From the date of our initial investment through December 31, 2010, such distributions have totaled $38.8 million on our preference shares investment and $3.9 million in interest on our debt investment. Net income we record in our consolidated statements of operations for DFR MM CLO is not always indicative of the cash distributions we receive. For the years ended December 31, 2010 and 2009, we recorded net income of $16.4 million and $7.1 million, respectively, in our consolidated statements of operations for DFR MM CLO and received cash distributions from DFR MM CLO of $15.6 million and $5.5 million, respectively. These cash distributions included $14.8 million and $4.4 million related to our investment in the preference shares and $0.8 million and $1.1 million in interest on our investment in debt for the years ended December 31, 2010 and 2009, respectively. While we expect to receive future cash distributions on our investment in the preference shares, it is very difficult to predict the timing and amount of such future cash distributions.

  Letter of Credit

        Pursuant to the amendment to our lease, the amount of the cash collateralized letter of credit constituting our security deposit under the lease was reduced from approximately $1.3 million to approximately $0.5 million during the year ended December 31, 2010.

  CNCIM Deferred Purchase Payments

        Remaining deferred purchase payments related to the CNCIM Acquisition aggregate $6.0 million and are payable in equal annual installments of $1.5 million.

  Debt

        As of December 31, 2010, we had repurchase agreements outstanding with four counterparties in the amount of $246.9 million with a weighted-average borrowing rate of 0.36% and remaining weighted average maturity of 25 days. As of December 31, 2009, we had repurchase agreements outstanding with two counterparties in the amount of $291.5 million with a weighted-average borrowing rate of 0.36% and remaining weighted average maturity of 22 days. At December 31, 2010 and 2009, 79.3% and 85.3%, respectively, of our repurchase agreement liabilities were concentrated with one counterparty.

        The following table summarizes our long-term debt as of December 31, 2010 and 2009:

	Carrying Value	Current Weighted Average Borrowing Rate	Weighted Average Remaining Maturity
	(In thousands)		(In years)
December 31, 2010:
Recourse:
March Junior Subordinated Notes	$95,000	1.00%	24.9
October Junior Subordinated Notes	25,000	3.79%	24.9
Convertible Notes(1)	16,805	8.00%	7.0

Total Recourse	136,805	2.37%	22.7

Non-Recourse:
DFR MM CLO(2)	205,673	1.03%	8.6
Consolidated Investment Products(3)	3,663,337	0.86%	8.5

Total Non-Recourse	3,869,010	0.87%	8.5

Total long-term debt	$4,005,815	0.92%	9.0

December 31, 2009:
Recourse:
Trust Preferred Securities	$123,717	3.05%	26.4
Senior Notes	72,315	5.29%	3.0

Total Recourse	196,032	3.88%	17.8

Non-Recourse:
DFR MM CLO(2)	217,297	1.00%	9.6

Total Non-Recourse	217,297	1.00%	9.6

Total long-term debt	$413,329	2.36%	13.5

(1)
The Convertible Notes principal outstanding of $25.0 million is presented net of an $8.2 million discount, which includes $6.9 million originally allocated to the Embedded Derivative discussed in Note 3 to our consolidated financial statements. The Convertible Notes currently pay interest at the 8.00% stated rate; however, including the discount, the effective rate of interest is 18.14%.

(2)
Excludes $19.0 million of DFR MM CLO debt that we own and eliminate upon consolidation. Had this debt been included the weighted-average borrowing rate would be 1.31% and 1.26% as of December 31, 2010 and 2009, respectively.

(3)
Long-term debt of the CIP CDOs is recorded at fair value. This includes the fair value of the preference shares issued by the CIP CDOs in the carrying value. However, the preference shares do not have a stated interest rate and are therefore excluded from the calculation of the weighted average borrowing rate. The par value of the CIP CDOs long-term debt (including preference shares) was $4.4 billion as of December 31, 2010.

        On March 4, 2010, we completed the Trust Preferred Exchange. The March Junior Subordinated Notes initially provided for interest at 1.00% per annum which, as a result of the CNCIM Acquisition and related strategic transactions that collectively qualified as a Credit Enhancing Transaction (as defined in the March Junior Subordinated Note indenture), is now fixed through April 30, 2015. Thereafter, the March Junior Subordinated Notes will bear interest at an annual rate of LIBOR plus 2.58% until maturity on October 30, 2035. On October 20, 2010, we completed the Trust Preferred Redemption-in-Kind. As a result of the Trust Preferred Redemption-in-Kind, we no longer have any trust preferred securities outstanding. Consistent with the terms of the trust preferred securities that were redeemed, the October Junior Subordinated Notes bear interest at an annual rate of LIBOR plus 3.50% and mature on October 30, 2035. The covenants contained in the indentures governing the Junior Subordinated Notes are substantially less restrictive than the covenants contained in the indentures governing the trust preferred securities.

        On June 9, 2009, in connection with the closing of the CNCIM Acquisition, we issued to Bounty, for cash, $25.0 million in aggregate principal amount of our Convertible Notes, convertible into 4,132,231 shares of common stock (as such amount may be adjusted in certain events or increased in connection with the payment of interest-in-kind ("PIK Interest")) at an initial conversion price of $6.05 per share, subject to adjustment. The Convertible Notes will mature on December 9, 2017. Interest payments on the Convertible Notes began on July 1, 2010 and are payable quarterly, in arrears, on each January 1, April 1, July 1 and October 1 thereafter. Interest is paid in cash at a per annum rate starting at 8% and will increase incrementally to 11% on June 9, 2014; provided, that we may, in our sole discretion and upon notice to the holders of the Convertible Notes, elect to pay up to 50% of the interest payment due to any holder of the Convertible Notes in PIK Interest, subject to certain conditions.

        We evaluated the terms and conditions of the conversion feature contained in the Convertible Notes, and certain of the antidilution provisions of the conversion feature cause it to be deemed an embedded derivative instrument. These antidilution provisions prevent the conversion feature from qualifying as being indexed to our common stock. The Convertible Notes are recorded as two components: (i) the Embedded Derivative initially recorded on the Closing Date as a $6.9 million derivative liability and, (ii) long-term debt initially recorded on the Closing Date at $16.5 million. At each subsequent balance sheet date, the Embedded Derivative is marked to fair value, and the change in fair value is recorded in the consolidated statements of operations within net gain (loss) on investments, loans, derivatives and liabilities. As of December 31, 2010, the Embedded Derivative was valued at $11.2 million, resulting in a net loss of $4.3 million recorded in the consolidated statement of operations as net gain (loss) on investments, loans, derivatives and liabilities during 2010. The total Closing Date fair value of the two components was $23.4 million. The $1.6 million difference between the $25.0 million principal amount of the Convertible Notes and the $23.4 million Closing Date total fair value associated with the Convertible Notes was treated as a reduction of purchase consideration in conjunction with the CNCIM Acquisition. We did not elect the fair value option for the long-term debt component of the Convertible Notes. The difference between the $16.5 million Closing Date fair value of the component of the Convertible Notes recorded as long-term debt and the $25.0 million principal amount of the Convertible Notes will be accreted to earnings using the effective yield method of recognizing interest expense. Debt issuance costs of $0.5 million were recorded within prepaid and other assets and will be amortized into expense over the term of the Convertible Notes.

        On March 22, 2010, DFR and Deerfield entered into a Payment Agreement and Release with the holders of the Senior Notes, pursuant to which we agreed with the holders of the Senior Notes to discharge all of the approximately $73.9 million in aggregate principal amount then outstanding for $55.0 million plus accrued interest. We used the proceeds of the issuance of the Convertible Notes together with other available funds to complete the Senior Notes Discharge on June 9, 2010. We recorded a $17.4 million gain in the consolidated statements of operations related to the Senior Notes Discharge.

        DFR MM CLO is a consolidated bankruptcy remote subsidiary, and the holders of its debt securities have recourse only to the collateral of DFR MM CLO, which had assets with a carrying value of $272.0 million and $280.0 million as of December 31, 2010 and 2009, respectively. During the years ended December 31, 2010 and 2009, DFR MM CLO paid down $11.6 million and $13.7 million, respectively, of its outstanding debt as a result of certain structural provisions contained in its indenture.

        See Notes 12 and 14 to our consolidated financial statements for a discussion of our repurchase agreements and long-term debt (including covenants relating thereto), respectively.

Critical Accounting Policies and Estimates

        Our critical accounting policies are disclosed in Note 2 to our consolidated financial statements. Our most critical accounting policies involve judgments and estimates that could affect our reported assets and liabilities, as well as our reported revenues and expenses. These accounting policies and estimates are discussed below. We believe that all of the judgments and estimates inherent in our financial statements were reasonable, based upon information available to us. We rely on management's experience and analysis of historical and current market data in order to arrive at what we believe to be reasonable estimates. Under varying conditions, we could report materially different amounts arising under these critical accounting policies.

Fair Value of Financial Instruments

        In accordance with ASC Topic 820—Fair Value Measurements and Disclosures ("ASC Topic 820"), we have categorized our financial instruments carried at fair value into a three-level fair value hierarchy based on the transparency of the inputs to the valuation of the asset or liability as of the measurement date. A financial instrument's categorization within the valuation hierarchy is determined by the lowest level of input that is significant to the fair value measurement. The three levels are defined as follows:

  Level 1—inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

  The types of assets included in Level 1 are generally equity securities or derivatives listed on an exchange with active markets. We held no Level 1 securities as of December 31, 2010 or 2009.

  Level 2—inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

  Our assets and liabilities generally included in this category are Agency RMBS, loans classified as either investments at fair value or loans held for sale where asset valuations are provided by independent pricing services, corporate bonds, long-term debt held in our Consolidated Investment Products segment and interest rate derivatives.

  Level 3—inputs to the valuation methodology include significant unobservable inputs to the fair value measurement. This includes situations where there is little, if any, market activity for the asset or liability.

  Our assets and liabilities generally included in this category are corporate bonds, loans classified as either investments at fair value or loans held for sale where asset valuations are not provided by independent pricing services, warrants, preference shares of our Consolidated Investment Products segment and the Embedded Derivative. Level 3 also includes loans held for investment in periods when an impairment charge is taken.

        As defined in ASC Topic 820, fair value is the price a market participant would receive in the sale of an asset or pay to transfer a liability in an orderly transaction at the measurement date. Where available, fair value is based on observable market prices or parameters or is derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation models involve our estimation and judgment, the degree of which is dependent on both the price transparency for the instruments or market and the instruments' complexity. Assets and liabilities recorded at fair value in the consolidated financial statements are categorized for disclosure purposes based on the level of judgment associated with the inputs used to measure their value as described above.

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

        Fair value is a market-based measure considered from the perspective of the market participant who holds the asset or owes the liability rather than an entity-specific measure. Therefore, when market assumptions are not readily available, our assumptions are set to reflect those that we believe market participants would use in pricing the asset or liability at the measurement date.

        The availability of observable inputs can vary depending on the financial asset or liability and is affected by a variety of factors, including, for example, the type of product, whether the product is new, whether the product is traded on an active exchange or in the secondary market and, current market conditions. Determinations of fair value require more judgment to the extent that valuation is based on inputs that are either less observable or unobservable in the market. Accordingly, the degree of judgment we exercise in determining fair value is greatest for assets and liabilities classified in Level 3.

        We have controls in place to ensure that our valuations are appropriate. We review changes to the valuation methodology to confirm that the changes are justified. As markets change, new products develop and the transparency surrounding pricing for products changes, we will continue to refine our valuation methodologies.

        Under ASC Topic 825—Financial Instruments ("ASC Topic 825") we have elected the fair value option for RMBS, corporate bonds, derivatives, debt and preference shares of CDOs, and all assets and liabilities in our Consolidated Investment Products segment. We have not elected the fair value option for loans held in DFR MM CLO, which was included in our Principal Investing segment as of December 31, 2010 and 2009. The amendments to ASC Topic 810 indicate that assets and liabilities of consolidated VIEs should be recorded at their carrying value as of the date that we became the primary beneficiary of the VIEs, provided such application is practicable. We determined it was not practicable to initially record the CIP CDOs at their carrying value as they have not previously been required to satisfy GAAP or other reporting requirements. In connection with the adoption of the amendments to ASC Topic 810, we elected and applied the fair value option to measure, on an entity-by-entity basis, all of the eligible assets and liabilities of the CIP CDOs at fair value subsequent to the date of initial adoption of the amendments to ASC Topic 810. We also determined measuring the debt and preference shares issued by the CIP CDOs at fair value better correlates with the fair value of assets held by the CIP CDOs, which are held to provide the cash flows for the note obligations of the CIP CDOs.

Variable Interest Entities

        ASC Topic 810 requires the consolidation of the assets, liabilities and results of operations of a VIE into the financial statements of the enterprise that has a controlling financial interest in the VIE. ASC Topic 810 provides a framework for determining whether an entity should be considered a VIE and evaluated for consolidation. Pursuant to this framework, we consider all parties to determine whether the entity is a VIE and, if so, whether our involvement with the entity results in a variable interest. If we determine that we do have a variable interest in the entity, we perform an analysis to determine whether we are the primary beneficiary. If we determine that we are the primary beneficiary, we consolidate the VIE into our consolidated financial statements. A company is the primary beneficiary of a VIE if it has a controlling financial interest in the VIE. A company is deemed to have a controlling financial interest in a VIE if it has both (i) the power to direct the activities of the VIE that most significantly impact the VIE's economic performance and (ii) the obligation to absorb the losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.

        Other than DFR MM CLO, in which we own all the preference shares, we have a variable interest in each of the CDOs we manage due to the provisions of their respective management agreements. As of December 31, 2010, we had direct investments in certain of those CDOs, which represented a small portion of the total debt and equity issued by the CDOs. Where we had a direct investment, it was only in the unrated, junior subordinated tranches of the CDOs. These unrated, junior subordinated tranches, referred to herein as "preference shares," took the form of either subordinated notes or preference shares. For a detailed description of CDOs see Note 4 of the consolidated financial statements.

        For CDOs, if we are deemed to have the power to direct the activities of the CDO that most significantly impact the CDO's economic performance and the obligation to absorb losses or the right to receive benefits from the CDO that could potentially be significant to the CDO, then we are deemed to be the CDO's primary beneficiary and are required to consolidate the CDO. Beginning January 1, 2010, we consolidated CDOs where we were deemed to be the primary beneficiary into our Consolidated Investment Products segment. See Note 4 of the consolidated financial statements for additional discussion of our Consolidated Investment Products segment.

        As of December 31, 2010, we had a variable interest in 18 additional CDOs that were not consolidated as we are not the primary beneficiary of those VIEs. Our maximum exposure to loss associated with unconsolidated CDOs is limited to future investment advisory fees and receivables. As of December 31, 2010, we recorded investment advisory fee receivables totaling $1.0 million from the unconsolidated CDOs.

Business Combinations

        We are required to allocate the purchase price of acquired businesses to the assets acquired and liabilities assumed in the transaction at their estimated fair values. The estimates used to determine the fair value of long-lived assets, such as intangible assets, can be complex and require significant judgments. We use information available to us to make fair value determinations and engage independent valuation firms, when necessary, to assist in the fair value determination of significant acquired long-lived assets. This includes estimates and judgments as to the expectations of future cash flows of the acquired business, the allocation of these cash flows to identifiable intangible assets, and the estimated useful lives of intangible assets. If actual results differ from the estimates and judgments used in these estimates, this could result in possible impairment of the intangible assets and goodwill or require acceleration of the amortization expense of finite-lived intangible assets. We periodically review the estimated useful lives assigned to our intangible assets to determine whether such estimated useful lives continue to be appropriate.

Goodwill and Other Intangible Assets

        Goodwill represents the excess cost of a business acquisition over the fair value of the net assets acquired. Intangible assets are comprised of finite-lived and indefinite-lived assets acquired in a business acquisition. Indefinite-lived intangible assets and goodwill are not amortized. Indefinite-lived intangible assets and goodwill are tested for impairment annually or more frequently if events or changes in circumstances indicate the asset might be impaired. Finite-lived intangibles are amortized over their expected useful lives. Finite-lived intangibles are tested for impairment annually or more frequently when events or changes in circumstances indicate that the asset might be impaired. An impairment charge is recorded if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its fair value.

        Goodwill has been recognized and allocated to our reporting units (our Principal Investing and Investment Management segments) as a result of the acquisitions of Deerfield and CNCIM. All goodwill related to the acquisition of Deerfield was fully impaired in 2008. The first step of the annual goodwill impairment test for our goodwill resulting from the CNCIM acquisition requires, on a reporting unit level, a comparison of the book value of net assets to their estimated fair value. If the fair value is determined to be less than book value, a second step is performed to compute the amount of the impairment. In this process, an implied fair value of goodwill is estimated in the same manner as the amount of goodwill recognized in a business combination. If the carrying amount of the goodwill exceeds the implied fair value of that goodwill, an impairment loss will be recognized in an amount equal to the excess.

        The estimate of fair value for our Investment Management segment is generally determined on the basis of discounted future cash flows (an income approach) supplemented by the market approach. In estimating the fair value, we must make assumptions and projections by considering several key business drivers such as performance of existing accounts, new business initiatives and industry and economic trends, among other considerations. Such assumptions are subject to change as a result of changing economic and competitive conditions. The rate used to discount projected cash flows is a rate corresponding to our estimated weighted-average cost of capital, and is dependent upon interest rates at a point in time. We weighted the income approach more heavily (75%) as this approach uses projections we view as reasonable for our operations while the market approach utilizes metrics of comparable companies. Although the comparable companies are in our industry, they are often larger and more diversified than us and, therefore, provide a less reliable indicator of value. The estimated fair value of our Principal Investing segment is generally determined using an asset-based approach which adjusts all assets and liabilities within the segment to fair value.

        Intangible assets associated with investment management contracts identified in the acquisition of a business are capitalized separately from goodwill if the fair value can be measured reliably on initial recognition. If they are finite-lived, they are amortized over their useful lives, either on a straight line basis (intangible assets associated with the acquisition of Deerfield) or based on a ratio of expected discounted cash flows from the contracts (intangible assets associated with the acquisition of CNCIM). We consider our own assumptions about renewal or extension of the term of the contract, consistent with the expected use of the asset. A change in the useful life of the asset could have a significant impact on our amortization expense.

        Impairment testing for the intangible assets associated with our CDO management contracts, the largest component of our intangible assets, includes a comparison of the estimated remaining undiscounted cash flows related to those CDO management contracts to the carrying value of the intangible asset. If the carrying value of the intangible asset is less than the estimated remaining undiscounted cash flows, no further testing is performed and the intangible asset is not deemed impaired. If the carrying value of the intangible asset is greater than the estimated remaining undiscounted cash flows, then further analysis is performed to determine if the asset is impaired, including an analysis of the estimated remaining discounted cash flows.

        As of December 31, 2010, we performed our annual impairment review relative to goodwill. In evaluating the recoverability of goodwill, we derived the fair value of our Investment Management segment utilizing both the income and market approaches. We weighted the income approach at 75% and the market approach at 25%. Under the income approach we determined fair value based on estimated future cash flows discounted by using an estimated weighted-average cost of capital, which reflects the overall level of inherent risk of the Investment Management segment and the rate of return an outside investor would expect to earn. Estimated future cash flows were based on our internal projections and other assumptions deemed reasonable by management. For the annual impairment testing in the fourth quarter of 2010, we used a weighted-average cost of capital of 19.25% and a terminal capitalization rate of 15.75%. The discount rate is based upon the currently prevailing market rate adjusted for risks specific to our company, including size and equity risk premiums An increase to the discount rate of 1% would have lowered the preliminary value determine under the income approach by $5.0 million. Under the market approach, we determined the fair vale of the Investment Management segment utilizing EBITDA multiples of comparable publicly-traded companies. Under this weighted income and market approach, the fair value of the Investment Management segment was in excess of the book value of the segment. The estimated fair value of our Principal Investing segment under an asset-based approach which adjusted all assets and liabilities within this segment to fair value was in excess of the book value of the segment.

        The sum of the fair values of the reporting units was compared to our market capitalization as of December 31, 2010, including conversion of the Convertible Notes on December 31, 2010. This comparison indicated an implied control premium of 31% based on the price of our common stock on December 31, 2010 of $6.50 per share. The implied control premium was within a range of overall premiums observed in the market place. Based on our annual impairment review, we determined that no goodwill impairment charges were required. Assumptions utilized in the impairment analysis are highly judgmental and changes in estimates or the application of alternative assumptions could have produced significantly different results. See Note 11 to the consolidated financial statements for further disclosure related to intangible assets and goodwill.

Allowance and Provision for Loan Losses

        In accordance with ASC Topic 320—Investments—Debt and Equity Securities ("ASC Topic 320"), we establish an allowance for loan losses for individual loans based on our evaluation of historical and industry loss experience, economic conditions and trends, estimated fair value and quality of collateral, estimated fair values of loans and other relevant factors.

        To estimate the allowance for loan losses, we first identify impaired loans. We review and consider each loan for impairment individually at each reporting date. We consider a loan to be impaired when, based on current information and events, we believe it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. In general, these loans have been internally identified as credits requiring management's attention due to underlying problems in the borrower's business or collateral concerns. When a loan is impaired, the allowance for loan losses is increased by the excess of the amortized cost basis of the loan over the present value of the projected future cash flows unless, if practical, the loan's observable market price or the fair value of the collateral is used. We consider the current financial information of the borrowing company, including its performance against plan and changes to the market for the borrowing company's service or product, among other factors, when evaluating projected future cash flows. Increases in the allowance for loan losses are recognized in the consolidated statements of operations as a provision for loan losses. If the loan or a portion thereof is deemed uncollectible, a charge-off or write-down of a loan is recorded, and the allowance for loan losses is reduced.

Income Taxes

        We account for income taxes in accordance with ASC Topic 740—Income Taxes ("ASC Topic 740"). Deferred tax assets and liabilities are recognized for the future income tax consequences (temporary differences) attributable to the difference between the carrying amounts of assets and liabilities and their respective income tax bases. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. We recognize the effect of change in income tax laws or rates on deferred tax assets and liabilities in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets to the amount that is more likely than not to be realized.

        We continued to consider all positive and negative evidence to reassess our ability to recognize additional deferred tax assets as of December 31, 2010. Negative evidence included our three year cumulative loss position at December 31, 2010. A significant portion of the cumulative loss was attributable to realized losses on a significantly larger RMBS portfolio (including losses on a portfolio of non-Agency RMBS which we no longer own), realized losses on interest rate swaps historically used to hedge interest rate exposure in the RMBS portfolio (which we no longer utilize) and impairment charges on intangible assets recorded in 2008. After adjusting for non-recurring items we are in a cumulative income position, an element of positive evidence. We forecasted future taxable income based on objectively verifiable evidence to determine whether such future taxable income would be sufficient to absorb the temporary timing differences. Projected future taxable income is another element of positive evidence. We concluded, after evaluation of all positive and negative evidence, that realization of the deferred tax asset is now more likely than not due to current and expected future results of operations and timing of the reversal of future taxable temporary differences. Accordingly, we have released all of the valuation allowance and recognized a net deferred tax asset. As reflected below, the elimination of the valuation allowance has significantly impacted our recorded income tax benefit on the consolidated statements of operations. The realization of the deferred tax asset can be subjective and could be reduced in the near term if estimates of future taxable income are significantly lower than currently forecasted.

        ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC Topic 740 requires us to evaluate tax positions taken in the course of preparing our tax returns to determine whether the tax positions are more likely than not to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more likely than not threshold would be recorded as tax expense in the current year. It is our policy to recognize accrued interest and penalties related to uncertain tax benefits in income taxes. Tax years that remain open to examination by major tax jurisdictions include 2007 to 2010.

Recent Accounting Updates

        See Note 2 to our consolidated financial statements for our discussion of recent accounting updates.

Off-Balance Sheet Arrangements

        As of December 31, 2010, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose or VIEs, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of December 31, 2010, we did not guarantee any obligations of unconsolidated entities or entered into any commitment or intent to provide additional funding to any such entities.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        As a smaller reporting company, we are not required to provide the information required by Item 7A.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

DEERFIELD CAPITAL CORP.
INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Deerfield Capital Corp.
Rosemont, Illinois

        We have audited the accompanying consolidated balance sheets of Deerfield Capital Corp. and subsidiaries (the "Company") as of December 31, 2010 and 2009, and the related consolidated statements of operations, equity (deficit), and cash flows for each of the two years in the period ended December 31, 2010. We also have audited the Company's internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Deerfield Capital Corp. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP
Chicago, Illinois
March 31, 2011

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2010	December 31, 2009
	(In thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$50,106	$48,711
Due from brokers	5,738	14,606
Restricted cash and cash equivalents	24,028	19,296
Investments and derivative assets at fair value, including $258,597 and $303,763 pledged	272,165	326,884
Other investments	637	4,287
Loans, net of allowance for loan losses of $9,676 and $15,889	237,690	263,232
Receivables	9,149	8,427
Prepaid and other assets	9,760	7,043
Deferred tax asset, net	68,843	—
Equipment and improvements, net	1,921	6,505
Intangible assets, net	23,369	21,231
Goodwill	11,323	—
Assets held in Consolidated Investment Products:
Due from brokers	37,589	—
Restricted cash and cash equivalents	306,667	—
Investments and derivative assets at fair value	3,815,580	—
Receivables	18,257	—

Total assets held in Consolidated Investment Products	4,178,093	—

TOTAL ASSETS	$4,892,822	$720,222

LIABILITIES
Repurchase agreements	$246,921	$291,463
Due to brokers	11,544	803
Derivative liabilities	11,155	450
Accrued and other liabilities	17,534	7,317
Long-term debt	342,478	413,329
Liabilities held in Consolidated Investment Products:
Due to brokers	166,202	—
Derivative liabilities	2,728	—
Interest payable	5,371	—
Long-term debt at fair value	3,663,337	—

Total liabilities held in Consolidated Investment Products	3,837,638	—

TOTAL LIABILITIES	4,467,270	713,362

EQUITY
Preferred stock, par value $0.001:
100,000,000 shares authorized; 14,999,992 shares issued and zero outstanding	—	—
Common stock, par value $0.001:
500,000,000 shares authorized; 11,000,812 and 6,455,357 shares issued and 11,000,812 and 6,454,924 shares outstanding	11	6
Additional paid-in capital	886,890	866,557
Accumulated other comprehensive loss	(12)	(87)
Accumulated deficit	(791,234)	(877,155)
Appropriated retained earnings of Consolidated Investment Products	329,897	—
Noncontrolling interest in consolidated entity	—	17,539

TOTAL EQUITY	425,552	6,860

TOTAL LIABILITIES AND EQUITY	$4,892,822	$720,222

See notes to consolidated financial statements.

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2010	2009
	(In thousands, except share and per share amounts)
Revenues
Interest income	$167,177	$48,849
Interest expense	40,005	19,959

Net interest income	127,172	28,890
Provision for loan losses	8,190	20,114

Net interest income after provision for loan losses	118,982	8,776
Investment advisory fees	12,002	17,880

Total net revenues	130,984	26,656

Expenses
Compensation and benefits	14,918	12,144
Professional services	7,020	3,018
Insurance expense	2,992	3,089
Other general and administrative expenses	6,357	7,627
Depreciation and amortization	12,618	7,904
Occupancy	1,668	2,402
Management and incentive fee expense to related party	—	972
Cost savings initiatives	—	236
Impairment of intangible assets	2,566	1,828

Total expenses	48,139	39,220

Other Income (Expense) and Gain (Loss)
Net gain (loss) on investments, loans, derivatives and liabilities	(175,921)	47,633
Strategic transactions expenses	(5,565)	—
Net gain on the discharge of the Senior Notes	17,418	—
Net gain on the deconsolidation of Market Square CLO	—	29,551
Other, net	363	(287)

Net other income (expense) and gain (loss)	(163,705)	76,897

Income (loss) before income tax expense	(80,860)	64,333
Income tax expense (benefit)	(66,570)	29

Net income (loss)	(14,290)	64,304
Net loss attributable to noncontrolling interest and Consolidated Investment Products	100,211	2,594

Net income attributable to Deerfield Capital Corp.	$85,921	$66,898

Earnings per share—
Basic	$9.16	$9.93
Diluted	$7.81	$9.93
Weighted-average number of shares outstanding—
Basic	9,378,964	6,740,039
Diluted	11,762,550	6,740,039

See notes to consolidated financial statements.

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

	Deerfield Capital Corp. Stockholders
	Common Stock					Appropriated retained earnings of Consolidated Investment Products
				Accumulated Other Comprehensive Loss			Noncontrolling Interest in Consolidated Entity
	Shares	Par Value	Additional Paid-in Capital		Accumulated Deficit			Total	Comprehensive Income (Loss)
	(In thousands)
Balance—January 1, 2009	6,449	$6	$865,869	$(4,256)	$(944,053)	$—	$—	$(82,434)
Net income (loss)					66,898		(2,594)	64,304	$64,304
Contributions of noncontrolling interest							20,133	20,133
Available-for-sale securities—fair value adjustment net of reclassification adjustments				1,452				1,452	1,452
Previously designated derivatives—amortization of net loss				169				169	169
Deconsolidation of Market Square CLO				2,603				2,603	2,603
Foreign currency translation loss				(55)				(55)	(55)
Equity issuance cost—Market Square CLO deconsolidation			368					368
Share-based compensation	6		320					320

Balance—January 1, 2010	6,455	$6	$866,557	$(87)	$(877,155)	$—	$17,539	$6,860	$68,473

Cumulative effect adjustment from the adoption of the amendments to ASC Topic 810						244,865		244,865
Net income (loss)					85,921	(100,975)	764	(14,290)	$(14,290)
Cumulative effect adjustment from the adoption of the amendments to ASC topic 810 for the Consolidated Investment Products acquired during the period						186,007		186,007
Distributions to DPLC noncontrolling interest and deconsolidation of DPLC							(18,303)	(18,303)
Issuance of common stock, net of issuance costs	4,545	5	19,395					19,400
Previously designated derivatives—amortization of net loss				31				31	31
Foreign currency translation gain				44				44	44
Issuance of stock warrants			529					529
Share-based compensation			409					409

Balance—December 31, 2010	11,000	$11	$886,890	$(12)	$(791,234)	$329,897	$—	$425,552	$(14,215)

See notes to consolidated financial statements.

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2010	2009
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(14,290)	$64,304
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net premium and discount amortization on investments, loans and debt issuance costs	2,874	(1,171)
Share-based compensation	409	320
Issuance of stock warrants	529	—
Net sales (purchases) of investments at fair value	63,603	(145,074)
Net gains on investments at fair value	(172,044)	(9,798)
Net covers of securities sold not yet purchased	14	—
Net loss on liabilties at fair value	351,530	—
Net gain on the deconsolidation of Market Square CLO	—	(29,551)
Other-than-temporary impairment on available-for-sale securities	—	31
Net other (gains) losses	(36)	550
Net sales of loans held for sale	—	(866)
Net gain on loans	(8,451)	(35,302)
Provision for loan losses	8,190	20,114
Net realized gains on available-for-sale securities	—	(17)
Net gain on the discharge of the Senior Notes	(17,418)	—
Net changes in undesignated derivatives	(3,466)	(13,283)
Amortization of net loss on previously designated derivatives	31	169
Depreciation and amortization	12,618	7,904
Impairment of intangible assets	2,566	1,828
Lease expense greater (less) than payments	(354)	141
Deferred tax benefit	(68,843)	—
Changes in operating assets and liabilities:
Due from brokers	(10,963)	13,625
Receivables	(6,883)	2,637
Prepaid and other assets	(2,129)	1,000
Accrued interest on repurchase agreements	(7)	(373)
Due to brokers	116,236	(449)
Accrued and other liabilities	2,919	(13,927)

Net cash provided by (used in) operating activities	256,635	(137,188)

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted cash and cash equivalents	(140,263)	51,900
Proceeds from the sale of available-for-sale securities	—	17
Proceeds from the sale of investments at fair value previously classified as available-for-sale	145,432	115,152
Principal receipts on investments at fair value previously classified as available-for-sale	23,793	60,411
Origination and purchase of loans held for investment	(121,862)	(92,472)
Principal receipts on loans held for investment	92,829	33,684
Proceeds from sale of loans held for investment	55,227	14,422
Principal receipts on loans held for sale previously classified as held for investment	6,874	2,375
Proceeds from sale of loans held for sale previously classified as held for investment	23	11,960
Proceeds from sale of other investments	2	—
Net cash aquired from the CNCIM Acquisition	2,470	—
Purchases of equipment and improvements	(1,673)	(15)
Net sale of intangible assets	150

Net cash provided by investing activities	63,002	197,434

CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments under repurchase agreements	(44,535)	(34,276)
Proceeds from issuance of long-term debt	25,000	—
Payments made on Wachovia Facility	—	(13,932)
Payments made on long-term debt	(281,482)	(15,839)
Payment of stock and debt issuance costs	(1,295)	(392)
Net distributions of noncontrolling interest	(15,970)	20,133

Net cash used in financing activities	(318,282)	(44,306)

Foreign currency translation	40	(20)

Net increase in cash and cash equivalents	1,395	15,920
Cash and cash equivalents at beginning of year	48,711	32,791

Cash and cash equivalents at end of year	$50,106	$48,711

SUPPLEMENTAL DISCLOSURE:
Cash paid for interest	$36,803	$22,380
Cash paid for income taxes	3,794	96
NONCASH INVESTING AND FINANCING ACTIVITIES:
Settlement of interest income as an addition to principal balance of loans	$3,637	$2,952
Establishment of contingent liability	—	473
Equity received upon loan restructuring	67	73
Deconsolidation of DPLC
Disposition of assets	2,347	—
Reduction of liabilities	14	—
Sale of preference shares and the deconsolidation of Market Square CLO
Disposition of assets	—	242,444
Reduction of liabilities	—	274,929
Reversal of additional paid-in capital and other comprehensive loss as a result of the deconsolidation	—	2,971

See notes to consolidated financial statements.

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     ORGANIZATION

        Deerfield Capital Corp. ("DFR" and, together with its subsidiaries, "us," "we" or "our") is a Maryland corporation with an Investment Management segment that manages client assets, including bank loans and other corporate debt, residential mortgage-backed securities ("RMBS"), government securities and asset-backed securities ("ABS"). Certain of these client assets, which we are required to consolidate, constitute our Consolidated Investment Products segment. In addition, through our Principal Investing segment, we manage our own assets, which are comprised primarily of fixed income investments, including bank loans and other corporate debt and Agency RMBS (as defined below).

  Business Segments

        We have three business segments:

        Investment Management—Our Investment Management segment is operated through one of our wholly-owned subsidiaries, Deerfield Capital Management LLC ("DCM"), and its wholly-owned subsidiary, Columbus Nova Credit Investments Management, LLC ("CNCIM"). Unless otherwise noted or the context otherwise requires, references to DCM's investment management activities include the activities of CNCIM. Through our Investment Management segment, we manage investment accounts for various types of clients, including collateralized debt obligations ("CDOs") and other investment vehicles. For a detailed description of CDOs see Note 4. These accounts are collective investment vehicles that pool the capital contributions of multiple investors, which are typically institutional investors. We specialize in managing fixed income investments, including bank loans and other corporate debt, RMBS, government securities and ABS. Our primary source of revenue from our Investment Management segment is the investment advisory fees paid by the accounts we manage. These fees typically consist of management fees based on the accounts' assets and, in some cases, performance fees based on the profits we generate for the account.

        Principal Investing—Our Principal Investing segment manages our own assets, which are comprised primarily of fixed income investments, including bank loans and other corporate debt, and "Agency RMBS." Agency RMBS are RMBS backed by mortgage loans and guaranteed as to principal and interest by either federally chartered entities or the U.S. government. Income from our Principal Investing segment is influenced by four factors: (i) the difference between the interest income we earn on our investment portfolio and the cost of our borrowings net of hedges, if any, (ii) the net recognized gains and losses, if any, on our investment portfolio, (iii) provision for loan losses, if any, and (iv) the volume or aggregate amount of such investments.

        Consolidated Investment Products—Our Consolidated Investment Products segment consists of certain CDOs managed by our Investment Management segment which we are required to consolidate as Variable Interest Entities ("VIEs") in accordance with consolidation guidance in the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 810—Consolidation ("ASC Topic 810"), as amended by Accounting Standards Update ("ASU") 2009-17 ("ASU 2009-17"). Effective January 1, 2010, we created our Consolidated Investment Products segment and consolidated seven CDOs within this new segment. In conjunction with the acquisition of CNCIM, effective June 9, 2010, we consolidated four additional CDOs into this segment (which, together with the seven CDOs we previously consolidated, we refer to as the "CIP CDOs"). See Note 3 for further information on the acquisition of CNCIM.

2.     ACCOUNTING POLICIES AND RECENT ACCOUNTING UPDATES

        Basis of Presentation—We have prepared the accompanying consolidated financial statements in accordance with accounting principles generally accepted in the United States of America ("GAAP").

        Principles of Consolidation—The consolidated financial statements include the financial statements of DFR and (i) our wholly-owned subsidiaries, (ii) subsidiaries in which we have a controlling interest and (iii) VIEs with respect to which we are the primary beneficiary. All intercompany balances and transactions have been eliminated upon consolidation.

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Beginning January 1, 2010, as a result of the adoption of the amendments to ASC Topic 810, we created our Consolidated Investment Products segment and currently consolidate the 11 CIP CDOs into this segment. We consolidate DFR Middle Market CLO Ltd. ("DFR MM CLO") into our Principal Investing segment because we own all of its preference shares. See Note 4 for additional discussion concerning the consolidation of the CIP CDOs and DFR MM CLO. We also previously owned all of the preference shares of Market Square CLO Ltd. ("Market Square CLO") and consolidated it into our Principal Investing segment. We deconsolidated Market Square CLO as of June 30, 2009, when we sold all of our preference shares to an unrelated third party in exchange for an upfront payment and a delayed purchase price in the form of a right to receive a portion of any future distributions on the preference shares. As a result of the delayed purchase price, we retain a beneficial interest in the preference shares of Market Square CLO, and as of January 1, 2010, the amendments to ASC Topic 810 required us to consolidate Market Square CLO again as a part of our Consolidated Investment Products segment.

        Variable Interest Entities—ASC Topic 810 requires the consolidation of the assets, liabilities and results of operations of a VIE into the financial statements of the enterprise that has a controlling financial interest in the VIE. ASC Topic 810 provides a framework for determining whether an entity should be considered a VIE and evaluated for consolidation. Pursuant to this framework, we consider all parties to determine whether the entity is a VIE and, if so, whether our involvement with the entity results in a variable interest. If we determine that we do have a variable interest in the entity, we perform an analysis to determine whether we are the primary beneficiary. If we determine that we are the primary beneficiary, we consolidate the VIE into our consolidated financial statements. A company is the primary beneficiary of a VIE if it has a controlling financial interest in the VIE. A company is deemed to have a controlling financial interest in a VIE if it has both (i) the power to direct the activities of the VIE that most significantly impact the VIE's economic performance and (ii) the obligation to absorb the losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.

        Other than DFR MM CLO, in which we own all the preference shares, we have a variable interest in each of the CDOs we manage due to the provisions of their respective management agreements. As of December 31, 2010, we had direct investments in certain of those CDOs, which represented a small portion of the total debt and equity issued by the CDOs. Where we had a direct investment, it was typically in the unrated, junior subordinated tranches of the CDOs. These unrated, junior subordinated tranches, referred to herein as "preference shares," took the form of either subordinated notes or preference shares. For a detailed description of CDOs see Note 4.

        For CDOs, if we are deemed to have the power to direct the activities of the CDO that most significantly impact the CDO's economic performance and the obligation to absorb losses or the right to receive benefits from the CDO that could potentially be significant to the CDO, then we are deemed to be the CDO's primary beneficiary and are required to consolidate the CDO. Beginning January 1, 2010, we consolidated CDOs where we were deemed to be the primary beneficiary into our Consolidated Investment Products segment. See Note 4 for additional discussion of our Consolidated Investment Products segment.

        As of December 31, 2010, we had a variable interest in 18 additional CDOs that were not consolidated as we are not the primary beneficiary of those VIEs. Our maximum exposure to loss associated with unconsolidated CDOs is limited to future investment advisory fees and receivables. As of December 31, 2010, we recorded investment advisory fee receivables totaling $1.0 million from the unconsolidated CDOs.

        Cash and Cash Equivalents—Cash and cash equivalents include cash on hand and securities with maturities of less than 90 days when acquired, including reverse repurchase agreements, overnight investments and short-term treasuries.

        Restricted Cash and Cash Equivalents—Restricted cash and cash equivalents represent amounts held by third parties for settlement of certain obligations and cash, subject to certain restrictions, held in non-recourse entities.

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Investment Advisory Fees—We receive investment advisory fees, which include various forms of management and performance fees, from the investment vehicles we manage. These fees are paid periodically in accordance with individual management agreements between us and the respective investment entity and are generally based on the aggregate collateral amount of CDOs and the net asset values of separately managed accounts and other investment vehicles (collectively, "Funds") as such terms are defined in the individual management agreements. Investment advisory fees are recognized as revenue when earned. In accordance with ASC Topic 605—Revenue Recognition, we do not recognize these fees as revenue until all contingencies have been removed. Contingencies may include generation of sufficient cash flows by the CDOs to pay fees under the terms of the related management agreements and the achievement of minimum CDO performance requirements specified under the related management agreements, in addition to certain other agreements with investors. In connection with these agreements with investors, we have subordinated receipt of certain of our investment advisory fees.

        Fair Value Measurements and Presentation—In accordance with ASC Topic 820—Fair Value Measurements and Disclosures ("ASC Topic 820"), we have categorized our financial instruments carried at fair value into a three-level fair value hierarchy based on the transparency of the inputs to the valuation of the asset or liability as of the measurement date. A financial instrument's categorization within the valuation hierarchy is determined by the lowest level of input that is significant to the fair value measurement. The three levels are defined as follows:

  Level 1—inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

  The types of assets included in Level 1 are generally equity securities or derivatives listed on an exchange with active markets. We held no Level 1 securities as of December 31, 2010 or 2009.

  Level 2—inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

  Our assets and liabilities generally included in this category are Agency RMBS, loans classified as either investments at fair value or loans held for sale where asset valuations are provided by independent pricing services, corporate bonds, long-term debt held in our Consolidated Investment Products segment and interest rate derivatives.

  Level 3—inputs to the valuation methodology include significant unobservable inputs to the fair value measurement. This includes situations where there is little, if any, market activity for the asset or liability.

  Our assets and liabilities generally included in this category are corporate bonds, loans classified as either investments at fair value or loans held for sale where asset valuations are not provided by independent pricing services, warrants, preference shares of our Consolidated Investment Products segment and the conversion feature contained in our senior subordinated convertible notes, which is deemed an embedded derivative instrument. Level 3 also includes loans held for investment in periods when an impairment charge is taken.

        As defined in ASC Topic 820, fair value is the price a market participant would receive in the sale of an asset or pay to transfer a liability in an orderly transaction at the measurement date. Where available, fair value is based on observable market prices or parameters or is derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation models involve our estimation and judgment, the degree of which is dependent on both the price transparency for the instruments or market and the instruments' complexity. Assets and liabilities recorded at fair value in the consolidated financial statements are categorized for disclosure purposes based on the level of judgment associated with the inputs used to measure their value as described above. See Note 5 for disclosures required by ASC Topic 820.

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

        Fair value is a market-based measure considered from the perspective of the market participant who holds the asset or owes the liability rather than an entity-specific measure. Therefore, when market assumptions are not readily available, our assumptions are set to reflect those that we believe market participants would use in pricing the asset or liability at the measurement date.

        The availability of observable inputs can vary depending on the financial asset or liability and is affected by a variety of factors, including, for example, the type of product, whether the product is new, whether the product is traded on an active exchange or in the secondary market and, current market conditions. Determinations of fair value require more judgment to the extent that valuation is based on inputs that are either less observable or unobservable in the market. Accordingly, the degree of judgment we exercise in determining fair value is greatest for assets and liabilities classified in Level 3.

        Under ASC Topic 825—Financial Instruments ("ASC Topic 825") we have elected the fair value option for RMBS, corporate bonds, derivatives, debt and preference shares of CDOs, and all assets and liabilities in our Consolidated Investment Products segment. We have not elected the fair value option for loans held in DFR MM CLO, which was included in our Principal Investing segment as of December 31, 2010 and 2009. The amendments to ASC Topic 810 indicate that assets and liabilities of consolidated VIEs should be recorded at their carrying value as of the date that we became the primary beneficiary of the VIEs, provided such application is practicable. We determined it was not practicable to initially record the CIP CDOs at their carrying value as they have not previously been required to satisfy GAAP or other reporting requirements. In connection with the adoption of the amendments to ASC Topic 810, we elected and applied the fair value option to measure, on an entity-by-entity basis, to all of the eligible assets and liabilities of the CIP CDOs at fair value subsequent to the date of initial adoption of the amendments to ASC Topic 810. We also determined measuring the debt and preference shares issued by the CIP CDOs at fair value better correlates with the fair value of assets held by the CIP CDOs, which are held to provide the cash flows for the note obligations of the CIP CDOs.

        Securities—Our securities investments are primarily Agency RMBS issued in the United States. We classify Agency RMBS as investments at fair value with changes in fair value recognized in the consolidated statements of operations. All investments classified as investments at fair value are reported in accordance with the methodologies described above. Interest income is accrued based on the outstanding principal amount of the securities and their contractual interest terms. Premiums and discounts are amortized or accreted into interest income over the estimated lives of the securities using a method that approximates the effective yield method. Security purchases and sales are recorded on the trade date. Realized gains and losses from the sale of securities are determined based upon the specific identification method.

        Loans—We primarily purchase senior secured and unsecured loans, which we classify as investments at fair value, loans held for sale or loans held for investment, depending on either our election of fair value or the investment strategy for each loan. Loans held for sale are carried at the lower of cost or fair value. If the fair value of a loan is less than its cost basis, a valuation adjustment is recognized in the consolidated statements of operations, and the loan's carrying value is adjusted accordingly. The valuation adjustment may be recovered in the event the fair value increases. Loans held for investment are carried at amortized cost with an allowance for loan losses, if necessary. Any premium or discount is amortized or accreted to interest income over the life of the loan using a method that approximates the effective yield method. Interest income is accrued based on the loans' outstanding principal and their contractual terms. The classification of loans may change from held for investment to held for sale. When such a change occurs, the loans are adjusted to the lower of cost or fair value with the difference recorded in the provision for loan losses. This establishes a new cost for purposes of applying the lower of cost or fair value policy.

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Allowance and Provision for Loan Losses—In accordance with ASC Topic 320—Investments—Debt and Equity Securities ("ASC Topic 320"), we establish an allowance for loan losses for individual loans based on our evaluation of historical and industry loss experience, economic conditions and trends, estimated fair value and quality of collateral, estimated fair values of loans and other relevant factors.

        To estimate the allowance for loan losses, we first identify impaired loans. We review and consider each loan for impairment individually at each reporting date. We consider a loan to be impaired when, based on current information and events, we believe it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. In general, these loans have been internally identified as credits requiring management's attention due to underlying problems in the borrower's business or collateral concerns. When a loan is impaired, the allowance for loan losses is increased by the excess of the amortized cost basis of the loan over the present value of the projected future cash flows unless, if practical, the loan's observable market price or the fair value of the collateral is used. We consider the current financial information of the borrowing company, including its performance against plan and changes to the market for the borrowing company's service or product, among other factors, when evaluating projected future cash flows. Increases in the allowance for loan losses are recognized in the consolidated statements of operations as a provision for loan losses. If the loan or a portion thereof is deemed uncollectible, a charge-off or write-down of a loan is recorded, and the allowance for loan losses is reduced.

        An impaired loan may be left on accrual status during the period we are pursuing repayment. We review all impaired loans and loans that become 90-days delinquent for possible placement on non-accrual status when we believe that scheduled debt service payments will not be met within the coming 12 months. When placed on non-accrual status, all accrued but uncollected interest is reversed and charged against interest income. While on non-accrual status, interest income is only recognized on actual receipt. However, when there is doubt regarding the ultimate collectability of loan principal, the cost recovery method is utilized. Loans are restored to accrual status after principal and interest payments are brought current and future contractual amounts due are reasonably assured.

        Derivative Financial Instruments—The conversion feature contained in our senior subordinated convertible notes is deemed an embedded derivative instrument. Additionally, we may enter into derivative contracts, including interest rate swaps and futures contracts, as a means of mitigating our interest rate risk on forecasted rollover or re-issuance of repurchase agreements and certain long-term debt. We may also enter into interest rate caps and floors, credit default swap transactions, futures, total return swaps and warrants. Our derivatives are carried at their fair value with changes in fair value recorded in the consolidated statements of operations.

        Equipment and Improvements—Equipment and Improvements are stated at cost, net of accumulated depreciation. Depreciation is generally recorded using the straight-line method over the estimated useful lives of the various classes of equipment. Leasehold improvements are amortized over the shorter of their estimated useful lives or remaining life of the lease using the straight-line method. We do not consider renewal options when determining the amortization of leasehold improvements unless renewal is considered reasonably assured at the inception of the lease. Equipment and Improvements are periodically reviewed for indications of impairment and written down to fair value if impaired.

        Business Combinations—We are required to allocate the purchase price of acquired businesses to the assets acquired and liabilities assumed in the transaction at their estimated fair values. The estimates used to determine the fair value of long-lived assets, such as intangible assets, can be complex and require significant judgments. We use information available to us to make fair value determinations and engage independent valuation firms, when necessary, to assist in the fair value determination of significant acquired long-lived assets. This includes estimates and judgments as to the expectations of future cash flows of the acquired business, the allocation of these cash flows to identifiable intangible assets, and the estimated useful lives of intangible assets. If actual results differ from the estimates and judgments used in these estimates, this could result in possible impairment of the intangible assets and goodwill or require acceleration of the amortization expense of finite-lived intangible assets. We periodically review the estimated useful lives assigned to our intangible assets to determine whether such estimated useful lives continue to be appropriate.

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Goodwill and Other Intangible Assets—Goodwill represents the excess cost of a business acquisition over the fair value of the net assets acquired. Intangible assets are comprised of finite-lived and indefinite-lived assets acquired in a business acquisition. Indefinite-lived intangible assets and goodwill are not amortized. Indefinite-lived intangible assets and goodwill are tested for impairment annually or more frequently when events or changes in circumstances indicate the asset might be impaired. Finite-lived intangibles are amortized over their expected useful lives. Finite lived intangibles are tested for impairment if events or changes in circumstances indicate that the asset might be impaired. An impairment charge is recorded if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its fair value.

        Goodwill has been recognized and allocated to our reporting units (our Principal Investing and Investment Management segments) as a result of the acquisitions of Deerfield and CNCIM. All goodwill related to the acquisition of Deerfield was fully impaired in 2008. The first step of the annual goodwill impairment test for our goodwill resulting from the CNCIM acquisition requires, on a reporting unit level, a comparison of the book value of net assets to their estimated fair value. If the fair value is determined to be less than book value, a second step is performed to compute the amount of the impairment. In this process, an implied fair value of goodwill is estimated in the same manner as the amount of goodwill recognized in a business combination. If the carrying amount of the goodwill exceeds the implied fair value of that goodwill, an impairment loss will be recognized in an amount equal to the excess.

        Intangible assets associated with investment management contracts identified in the acquisition of a business are capitalized separately from goodwill if the fair value can be measured reliably on initial recognition. If they are finite-lived, they are amortized over their useful lives, either on a straight line basis (intangible assets associated with the acquisition of Deerfield) or based on a ratio of expected discounted cash flows from the contracts (intangible assets associated with the acquisition of CNCIM). We consider our own assumptions about renewal or extension of the term of the contract, consistent with the expected use of the asset. A change in the useful life of the asset could have a significant impact on our amortization expense.

        Impairment testing for the intangible assets associated with our CDO management contracts, the largest component of our intangible assets, includes a comparison of the estimated remaining undiscounted cash flows related to those CDO management contracts to the carrying value of the intangible asset. If the carrying value of the intangible asset is less than the estimated remaining undiscounted cash flows, no further testing is performed and the intangible asset is not deemed impaired. If the carrying value of the intangible asset is greater than the estimated remaining undiscounted cash flows, then further analysis is performed to determine if the asset is impaired, including an analysis of the estimated remaining discounted cash flows.

        The evaluation of goodwill and intangible assets for impairment requires us to make estimates and exercise significant judgment. We performed our annual impairment testing procedures for our indefinite-lived assets and goodwill as of December 31, 2010. See Note 11 for further disclosure related to intangible assets and goodwill.

        Borrowings—We finance the acquisition of our RMBS securities primarily through the use of repurchase agreements which are carried at their outstanding principal amounts including accrued interest. Our junior subordinated notes and our previously held trust preferred securities are carried at their outstanding principal amounts. Our senior subordinated convertible notes are recorded as two separate components: (i) the conversion feature, deemed to be an embedded derivative, recorded as a derivative liability and carried at fair value and, (ii) the long-term debt initially recorded at a discount, which is being amortized into interest expense over the life of the debt. The debt of DFR MM CLO is carried at its outstanding principal amount while the debt and equity securities of the CIP CDOs are carried at fair value as the fair value option was elected for all CIP CDOs. The senior secured debt discharged during 2010 was recorded at a discount, which was being amortized into interest expense over the life of the debt.

        Due from Brokers and Due to Brokers—Amounts due from and to brokers generally represent unsettled trades and cash balances held with brokers as part of collateral requirements related to repurchase agreements and derivatives. Amounts due from and to brokers are recorded as assets and liabilities, respectively.

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Income Taxes—We account for income taxes in accordance with ASC Topic 740—Income Taxes ("ASC Topic 740"). Deferred tax assets and liabilities are recognized for the future income tax consequences (temporary differences) attributable to the difference between the carrying amounts of assets and liabilities and their respective income tax bases. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. We recognize the effect of change in income tax laws or rates on deferred tax assets and liabilities in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets to the amount that is more likely than not to be realized.

        ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC Topic 740 requires us to evaluate tax positions taken in the course of preparing our tax returns to determine whether the tax positions are more likely than not to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more likely than not threshold would be recorded as tax expense in the current year. It is our policy to recognize accrued interest and penalties related to uncertain tax benefits in income taxes. Tax years that remain open to examination by major tax jurisdictions include 2007 to 2010.

        Share-Based Compensation—We account for restricted stock units granted to employees in accordance with ASC Topic 718—Compensation—Stock Compensation ("ASC Topic 718"). Under ASC Topic 718, the cost of employees services received in exchange for an award of share-based compensation is generally measured based on the grant-date fair value of the award. Share-based awards that do not require future service (i.e. vested awards) are expensed immediately. Share-based employee awards that require future service are amortized over the relevant service period. Amortization is recognized as compensation expense in the consolidated statements of operations with an offsetting increase in additional paid-in capital in the consolidated balance sheets.

        Earnings Per Share—Basic earnings per share is calculated by dividing net income attributable to Deerfield Capital Corp. by the weighted-average number of shares of our common stock outstanding. Diluted earnings per share adjusts our basic earnings per share by the dilution that would have occurred had all contingent issuances of common stock that would have individually reduced earnings per share (or increased net loss per share) occurred at either the beginning of the period or the time of issuance of the potentially dilutive securities, if those securities were issued during the period. We use the if-converted method to determine the dilutive effects of our convertible notes and the treasury stock method for our warrants and restricted stock grants. See Note 16 for the computation of earnings per share.

        Use of Estimates—The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        Reclassifications—Certain amounts in the consolidated financial statements for the year ended December 31, 2009 have been reclassified to conform to the presentation for the year ended December 31, 2010.

  Recent Accounting Updates

        In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) ("SFAS No. 167"). In December 2009, the FASB issued ASU 2009-17, Consolidation—Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities to revise the ASC to include SFAS No. 167 within ASC Topic 810. In February 2010, the FASB issued ASU No. 2010-10, Consolidation—Amendments for Certain Investment Funds ("ASU 2010-10"), to defer the effective date of the amendments to the consolidation requirements of ASC Topic 810 resulting from the issuance of ASU 2009-17 for reporting entities with interests in entities with all the attributes of an investment company but specifically excluding interests in securitization entities. This statement requires an enterprise to perform an analysis to determine whether the enterprise's variable interest or interests give it a controlling financial interest in a VIE. The amendments to ASC Topic 810

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

also amend FIN 46(R) to eliminate the quantitative approach to determining the primary beneficiary of a VIE and require ongoing reassessments of VIE status. We adopted the amendments to ASC Topic 810 on January 1, 2010 and created our Consolidated Investment Products segment. See further disclosure related to our Consolidated Investment Products segment in Note 4.

        In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosure—Improving Disclosures about Fair Value Measurements ("ASU 2010-06"). ASU 2010-06 amends ASC Topic 820 to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements. ASU 2010-06 also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. We adopted ASU 2010-06 and have included the required disclosures in Note 5, with the exception of the requirement to provide disclosure of the Level 3 activity of purchases, sales, issuances and settlements on a gross basis, which will be effective for our interim and annual reporting periods beginning after December 15, 2010.

        In July 2010, the FASB issued ASU No. 2010-20, Receivables—Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses ("ASU 2010-20"). ASU 2010-20 amends ASC Topic 310 to add enhanced disclosure requirements related to financing receivables, on a disaggregated basis. ASU 2010-20 requires specific additional disclosures that will assist the financial statement users' evaluation of the nature of credit risk inherent in the entity's financing receivable portfolio, how the entity analyzes and assesses that risk when arriving at their allowance for credit losses and the changes and reasons for those changes in the entity's allowance for credit losses. For disclosures as of the end of a reporting period, ASU 2010-20 is effective for interim and annual reporting periods ending on or after December 15, 2010. For disclosures about activity that occurs during a reporting period, ASU 2010-20 is effective for interim and annual reporting periods beginning on or after December 15, 2010. We adopted the disclosures as of the end of a reporting period for the year ended December 31, 2010. See Note 7 for required disclosures relating to our financing receivables and the related allowance for credit losses.

3.     STRATEGIC TRANSACTIONS

The CNCIM Acquisition and Issuance of the CNCIM Acquisition Shares

        On March 22, 2010, we entered into an acquisition and investment agreement (the "Acquisition Agreement") with Bounty Investments, LLC ("Bounty") and CNCIM, pursuant to which we agreed to acquire all of the outstanding equity interests of CNCIM from Bounty (the "CNCIM Acquisition"). CNCIM is an investment manager specializing in bank loans that currently manages four collateralized loan obligations (the "CNCIM CLOs"). We completed the CNCIM Acquisition on June 9, 2010 (the "Closing Date") for total purchase consideration of $25.7 million consisting of (i) the issuance of 4,545,455 shares of our common stock, par value $0.001 per share (the "CNCIM Acquisition Shares"), (ii) deferred payments totaling $7.5 million in cash payable in five equal annual installments beginning on December 9, 2010 (with a Closing Date fair value of $6.0 million), (iii) certain of Bounty's acquisition-related expenses paid by DFR and (iv) an adjustment

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

related to the issuance of the Convertible Notes (as defined below). Calculation of the purchase consideration in accordance with ASC Topic 805—Business Combinations ("ASC Topic 805") is as follows:

	(In thousands, except share and per share information)
Shares issued	4,545,455
Multiplied by Closing Date share price	$4.50	(1)

Value of shares	$20,455
Fair value of deferred payments to the seller	5,962
Add: Certain acquistion-related expenses of seller paid by DFR	912
Less: excess of par value over estimated fair value of the Convertible Notes	(1,623	)(2)

Total purchase consideration	$25,706

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

        The following is a summary of the recognized amounts of assets acquired and liabilities assumed as a result of the CNCIM Acquisition:

(In thousands)
Cash	$2,470
Investment advisory fee receivables	868
Equipment and improvements	147
Other receivables	139
Accrued and other liabilities	(306)
Identifiable intangible assets	11,065
Excess of purchase consideration over identifiable net assets acquired—goodwill	11,323

$25,706

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

	$11,065

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The fair value of the intangible assets related to the CNCIM CLO investment management contracts was determined utilizing an excess earnings approach based on the expected cash flows from the CLOs, which is a Level 3 fair value measurement. The intangible assets related to the management contracts will be amortized based on a ratio of expected discounted cash flows from the contracts over the expected remaining term of the contracts. The fair value of the intangible assets associated with the non-compete agreements was determined using a lost cash flows analysis and will be amortized straight-line over the term of the agreements. Amortization expense for the year ended December 31, 2010 related to the intangible assets acquired was $1.3 million.

        The following table presents expected remaining amortization expense of the identifiable intangible assets acquired:

(In thousands)
2011	$2,300
2012	2,230
2013	2,021
2014	1,366
2015	872
Thereafter	931

$9,720

        Goodwill of $11.3 million is the excess of the total purchase consideration over the identifiable tangible and intangible assets acquired in the CNCIM Acquisition. Goodwill relates to (i) the additional strategic opportunities that we believe will be available to us as a result of the recapitalization of our debt and our increased assets under management, (ii) improvements in our capital structure resulting from the Trust Preferred Exchange and the Senior Notes Discharge (each as defined below) and (iii) the expected synergies from the CNCIM Acquisition. Goodwill of $9.4 million was allocated to our Investment Management segment and goodwill of $1.9 million was allocated to our Principal Investing segment. We considered the benefits to the individual segments in our allocation of goodwill. For tax purposes, goodwill recognized was $16.4 million and will be amortized over 15 years. See Note 11 for a detailed discussion of goodwill, including a description of our annual impairment test.

        We have expensed CNCIM Acquisition-related expenses (other than those related to stock issuance and debt issuance) as incurred. For the year ended December 31, 2010, we recorded expenses related to the CNCIM Acquisition and associated transactions of $2.9 million within strategic transactions expenses in the consolidated statements of operations. Stock issuance costs of $1.1 million were recorded as a reduction of additional paid-in capital. Debt issuance costs of $0.5 million were recorded within prepaid and other assets and will be amortized into expense over the term of the Convertible Notes (as defined below).

The Convertible Notes Agreement and Issuance of the Conversion Shares

        On June 9, 2009, in connection with the closing of the CNCIM Acquisition, we issued to Bounty, for cash, $25.0 million in aggregate principal amount of our Convertible Notes, convertible into 4,132,231 shares of common stock (as such amount may be adjusted in certain events or increased in connection with the payment of interest-in-kind ("PIK Interest")) at an initial conversion price of $6.05 per share, subject to adjustment. The Convertible Notes will mature on December 9, 2017. Interest payments on the Convertible Notes began on July 1, 2010 and are payable quarterly, in arrears, on each January 1, April 1, July 1 and October 1 thereafter. Interest is paid in cash at a per annum rate starting at 8% and will increase incrementally to 11% on June 9, 2014; provided, that we may, in our sole discretion and upon notice to the holders of the Convertible Notes, elect to pay up to 50% of the interest payment due to any holder of the Convertible Notes in PIK Interest, subject to certain conditions.

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        We evaluated the terms and conditions of the conversion feature contained in the Convertible Notes and based on certain of the antidilution provisions, the conversion feature is deemed an embedded derivative instrument (the "Embedded Derivative"). These antidilution provisions prevent the conversion feature from qualifying as being indexed to our common stock. The Convertible Notes are recorded as two components: (i) the Embedded Derivative initially recorded on the Closing Date as a $6.9 million derivative liability and, (ii) long-term debt initially recorded on the Closing Date at $16.5 million. At each subsequent balance sheet date, the Embedded Derivative is marked to fair value, and the change in fair value is recorded in the consolidated statements of operations within net gain (loss) on investments, loans, derivatives and liabilities. As of December 31, 2010, the Embedded Derivative was valued at $11.2 million, resulting in a net loss of $4.3 million recorded in the consolidated statements of operations for the year ended December 31, 2010. The total Closing Date fair value of the two components was $23.4 million. The $1.6 million difference between the $25.0 million principal amount of the Convertible Notes and the $23.4 million Closing Date total fair value associated with the Convertible Notes was treated as a reduction of purchase consideration in conjunction with the CNCIM Acquisition. We did not elect the fair value option for the long-term debt component of the Convertible Notes. The difference between the $16.5 million Closing Date fair value of the component of the Convertible Notes recorded as long-term debt and the $25.0 million principal amount of the Convertible Notes will be accreted to earnings using the effective yield method of recognizing interest expense.

The Senior Notes Discharge

        On March 22, 2010, DFR and Deerfield entered into a Payment Agreement and Release with the holders of the Series A and Series B Senior Secured Notes issued by Deerfield (the "Senior Notes"), pursuant to which we agreed with the holders of the Senior Notes to discharge all of the approximately $73.9 million in aggregate principal amount then outstanding for $55.0 million plus accrued interest (the "Senior Notes Discharge"). We used the proceeds of the issuance of the Convertible Notes together with other available funds to complete the Senior Notes Discharge on June 9, 2010. We recorded a $17.4 million gain in the consolidated statements of operations related to the Senior Notes Discharge.

The DPLC Restructuring

        On March 21, 2010, we entered into a Termination Agreement (the "Termination Agreement") with Pegasus Deerfield (AIV), LLC ("Pegasus Deerfield"), PGS Management, LLC ("PM", and together with Pegasus Deerfield, the "Pegasus Parties"), Deerfield Pegasus Loan Capital LP ("DPLC"), DCM, DPLC General Partner LLC ("DPLC GP"), Deerfield Loan Manager LLC ("DLM" and together with DFR, DCM and DLM, the "Deerfield Parties") and Jonathan Trutter. Pursuant to the Termination Agreement (i) the Pegasus Parties waived certain rights with respect to the stock issuances associated with the CNCIM Acquisition, (ii) the Deerfield Parties and the Pegasus Parties terminated or amended certain provisions of agreements related to DPLC and cancelled all of the warrants previously issued to the Pegasus Parties to purchase our common stock, (iii) we granted Pegasus Deerfield and certain of its affiliates warrants to purchase an aggregate of 250,000 shares of our common stock at an exercise price of $4.25 per share (the "DPLC Restructuring Warrants") and (iv) DPLC released all partners of DPLC from their unfunded capital commitments (the "DPLC Restructuring"). See Note 15 for further discussion of the DPLC Restructuring Warrants. Effective as of March 31, 2010, DPLC made distributions of $9.0 million to Pegasus Deerfield and an amount equal to his entire capital account balance to Jonathan Trutter. DPLC GP also withdrew an amount equal to the entire portion of its capital account. During the year ended December 31, 2010, DPLC made additional distributions to Pegasus Deerfield of $6.8 million. Pegasus Deerfield's capital account balance as of December 31, 2010 was $2.3 million. We deconsolidated DPLC as of December 31, 2010.

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited Pro Forma Financial Information

        During the year ended December 31, 2010, we recognized investment advisory fee revenue of $4.0 million, which was eliminated upon consolidation, and net income attributable to Deerfield Capital Corp. of $2.3 million related to CNCIM. In addition, for the year ended December 31, 2010, we recorded a net loss of $32.5 million related to the consolidation of the four CNCIM CLOs which was comprised of net revenues of $27.7 million, expenses of $4.8 million and net losses of $55.4 million. The following unaudited pro forma combined financial information gives effect to the following transactions as if they had been completed as of the beginning of the periods presented: (i) the CNCIM Acquisition and issuance of the CNCIM Acquisition Shares; (ii) the issuance of the Convertible Notes; (iii) the Senior Notes Discharge; (iv) the Trust Preferred Exchange (as defined in Note 14); and (v) the DPLC Restructuring. This unaudited pro forma combined financial information is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the CNCIM Acquisition had been consummated during the period or as of the dates for which the pro forma data is presented, nor is it necessarily indicative of future operating results of DFR. The amendments to ASC Topic 810 became effective January 1, 2010. Therefore, the pro forma combined financial information for the year ended December 31, 2009 does not give effect to the application of the amendments to ASC Topic 810.

	Year ended December 31,
	2010	2009
	(In thousands, except for per share data)
Total net revenue	$151,377	$39,146
Net income (loss)	$(39,879)	$72,027
Net income (loss) attributable to Deerfield Capital Corp.	$74,047	$72,027
Net income (loss) attributable to Deerfield Capital Corp. per share—basic	$6.52	$6.37
Net income (loss) attributable to Deerfield Capital Corp. per share—diluted	$4.96	$4.79

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. CDOS, THE CONSOLIDATED INVESTMENT PRODUCTS SEGMENT AND DFR MM CLO

Collateralized Debt Obligations (CDOs)

        The term CDO (or CLO) generally refers to a special purpose vehicle that owns a portfolio of investments and issues various tranches of debt and equity securities to finance the purchase of those investments. The investments purchased by the CDO are governed by extensive investment guidelines, including limits on the CDO's exposure to any single industry or issuer and limits on the ratings of the CDO's assets. Most CDOs have a defined investment period during which they are allowed to make investments or reinvest capital as it becomes available.

        CDOs typically issue multiple tranches of debt and equity securities with varying ratings and levels of subordination to finance the purchase of investments. These securities receive interest and principal payments from the CDO in accordance with an agreed upon priority of payments, commonly referred to as the "waterfall." The most senior notes, generally rated AAA/Aaa, typically represent the majority of the total liabilities of the CDO. This tranche of notes is issued at a specified spread over LIBOR and typically has the first claim on the earnings on the CDO's investments after payment of certain fees and expenses. The mezzanine tranches of rated notes generally have ratings ranging from AA/Aa to BB/Ba and also are typically issued at a specified spread over LIBOR with higher spreads paid on the tranches with lower ratings. Each tranche is typically only entitled to a share of the earnings on the CDO's investments if the required interest and principal payments have been made on the more senior tranches. The most junior tranche can take the form of either subordinated notes or preference shares and is commonly referred to as the CDO's "equity." The equity generally does not have a stated coupon but is entitled to residual cash flows from the CDO's investments after all of the other tranches of notes and certain other fees and expenses are paid.

        CDOs generally appoint a collateral manager to manage their investments. In exchange for their services, CDO managers typically receive three types of fees: senior management fees, subordinated fees and performance fees. CDOs also generally appoint a trustee and collateral administrator, who is responsible for holding the CDOs' investments, collecting investment income and distributing that income in accordance with the waterfall.

The Consolidated Investment Products Segment

        Beginning January 1, 2010, as a result of the adoption of the amendments to ASC Topic 810, we created our Consolidated Investment Products segment. As a result, we have consolidated the 11 CIP CDOs with non-recourse assets of $4.2 billion and non-recourse liabilities of $3.8 billion into our consolidated financial statements as of December 31, 2010. There have been no changes to the terms of our management contracts with the CIP CDOs, the revenues we are contractually entitled to receive from the CIP CDOs or our exposure to liability with respect to the CIP CDOs. Although we consolidate 100% of the assets, liabilities and equity of the CIP CDOs, our maximum exposure to loss related to the CIP CDOs is limited to our investments and beneficial interests in the CIP CDOs of $9.3 million and investment advisory fee receivables from the CIP CDOs of $1.2 million as of December 31, 2010 (which are eliminated upon consolidation) and future investment advisory fees.

        The assets of each of the CIP CDOs are held solely as collateral to satisfy the obligations of the respective CIP CDO. We have no right to the benefits from, nor do we bear the risks associated with, the assets held by the CIP CDOs beyond our minimal direct investments and beneficial interests in, and investment advisory fees generated from, the CIP CDOs. If DFR were to liquidate, the assets of the CIP CDOs would not be available to the general creditors of DFR, and as a result, we do not consider them to be our assets. Additionally, the investors in the CIP CDOs have no recourse to our general assets for the debt issued by the CIP CDOs. Therefore, this debt is not our obligation.

        We have elected the fair value option for all assets and liabilities of the CIP CDOs. We have determined that, although the junior tranches of the CIP CDOs have certain characteristics of equity, they should be recorded as debt on our consolidated balance sheets, as the subordinated notes have a stated maturity

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

indicating a date on which they are mandatorily redeemable. The preference shares of the CIP CDOs are also classified as debt on our consolidated balance sheets, since redemption is required only upon liquidation or termination of the CDO and not upon liquidation or termination of DFR or DCM.

        For the year ended December 31, 2010, the net loss of $101.0 million recorded in our statements of operations related to the CIP CDOs was not indicative of the cash flow distributions we received from the CIP CDOs of $20.1 million. The $20.1 million received from the CIP CDOs during 2010 consisted of investment advisory fees of $18.5 million, equity distributions of $1.4 million and interest on our debt investments of $0.2 million

        We have included other required disclosures related to our Consolidated Investment Products segment in Notes 2, 5, 8, 14, 15 and 20.

DFR MM CLO

        Although we consolidate 100% of the assets and liabilities of DFR MM CLO into our Principal Investing segment, our maximum exposure to loss on our investment in this entity is limited to our initial investment of $69.0 million ($50.0 million of preference shares and $19.0 million of debt). The economic impact of our investment in DFR MM CLO is determined by the cash distributed to us on our investment therein which, from the date of our initial investment through December 31, 2010, has totaled $38.8 million on our preference shares investment and $3.9 million in interest on our debt investment. DFR MM CLO's debt holders have recourse only to the assets of the DFR MM CLO and not to our general assets. Our preference shares investment is subject to diversion of cash flows in accordance with the DFR MM CLO indenture.

        Net income we record in our consolidated statements of operations for DFR MM CLO is not always indicative of the cash distributions we receive. For the years ended December 31, 2010 and 2009, we recorded net income of $16.4 million and $7.1 million, respectively, in our consolidated statements of operations for DFR MM CLO and received cash distributions from DFR MM CLO of $15.6 million and $5.5 million, respectively. These cash distributions included $14.8 million and $4.4 million related to our investment in the preference shares and $0.8 million and $1.1 million in interest on our investment in debt for the years ended December 31, 2010 and 2009, respectively. Although we expect to receive future cash distributions on our investment in the preference shares, it is very difficult to predict the timing and amount of such future cash distributions. We consolidated assets of $272.0 million and liabilities of $206.1 million related to DFR MM CLO as of December 31, 2010.

5. FAIR VALUE OF FINANCIAL INSTRUMENTS

        The following is a description of the valuation methodologies used for instruments measured at fair value, including the general classification of such instruments pursuant to the valuation hierarchy described below based on their classification in the consolidated balance sheets. Management, from time to time, may make adjustments to the valuation methodologies described below under certain market conditions. Management maintains a consistent policy and process for identifying when and how such adjustments should be made. To the extent that a significant fair value adjustment is made by management, the valuation classification would generally be considered Level 3 within the fair value hierarchy.

  Investments at Fair Value

        Investments at fair value include RMBS, loans and other investments held in our Consolidated Investment Products segment, corporate bonds held in DFR MM CLO and beneficial interests in CDOs. The fair value for RMBS generally represents a modeled valuation, which includes spreads and prepayment rates which are observable in the market. Agency RMBS are classified as Level 2 within the fair value hierarchy. Loans and other investments held in our Consolidated Investment Products segment and corporate bonds are generally valued at a composite of the mid-point in the bid-ask spread of broker quotes or based on the composite price of a different tranche of the same security if broker quotes are unavailable for the specific tranche we own. Loans and other investments held in our Consolidated Investment Products segment and corporate bonds held

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

in DFR MM CLO valued in this manner are classified as Level 2 within the fair value hierarchy. Where no such quotes are available, the value may be based on an internally developed model using composite or other comparable market data which includes unobservable market inputs. Loans and other investments held in our Consolidated Investment Products segment valued in this manner are classified as Level 3 within the fair value hierarchy.

  Derivative assets and liabilities

        The derivatives held by us (other than the Embedded Derivative) generally represent instruments traded in the over-the-counter market and are valued using internally developed market-standard models. The inputs to the valuation models for the interest rate swaps and caps represent observable market data available at commonly quoted intervals for the full terms of the contracts. All interest rate derivatives are classified as Level 2 within the fair value hierarchy. The valuation models for warrants contain one or more significant unobservable inputs and are classified as Level 3 within the fair value hierarchy. The Embedded Derivative is valued by valuing the Convertible Notes and subsequently valuing the Convertible Notes eliminating the conversion right. The difference represents the value of the Embedded Derivative. The valuation of the Embedded Derivative is determined using a binomial tree model using one or more significant unobservable inputs and is classified as Level 3 within the fair value hierarchy.

  Loans held for sale

        Loans held for sale are carried at the lower of cost or fair value. If the fair value of a loan is less than its cost basis, a valuation adjustment is recognized in the consolidated statements of operations, and the loan's carrying value is adjusted accordingly. The valuation adjustment may be recovered if the fair value increases, which is also recognized in the consolidated statements of operations. Loans held for sale recorded at fair value are generally valued at a composite of the mid-point in the bid-ask spread of broker quotes or based on the composite price of a different tranche of the same security if broker quotes are unavailable for the specific tranche we own. We classify loans held for sale valued in this manner as Level 2 within the fair value hierarchy. Where no such quotes are available, the value may be based on an internally developed model using composite or other comparable market data which includes unobservable market inputs. Loans held for sale valued in this manner are classified as Level 3 within the fair value hierarchy.

  Long-Term Debt of our Consolidated Investment Products Segment

        Long-term debt of our Consolidated Investment Products segment consists of debt and preference shares of the CIP CDOs. The fair value for the debt of the CIP CDOs generally represents a modeled valuation that utilizes inputs that are both observable and unobservable in the market. The debt of our CIP CDOs valued in this manner are classified as Level 2 within the fair value hierarchy. The preference shares of the CIP CDOs are valued by management by considering, among other things, available broker quotes. If a broker quote is unavailable, the preference shares of CDOs are valued using internally developed models that utilize composite or other comparable market data management believes would be used by market participants, which includes unobservable market inputs. The preference shares of our CIP CDOs valued in this manner are classified as Level 3 within the fair value hierarchy.

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  Assets and liabilities measured at fair value on a recurring basis

        The following table presents the financial instruments carried at fair value on a recurring basis, by caption in the consolidated balance sheets and by level within the ASC Topic 820 valuation hierarchy, as of December 31, 2010 and 2009, for our Principal Investing and Investment Management segments:

	Level 1	Level 2	Level 3	Carrying Value
	(In thousands)
December 31, 2010:
Investments and derivative assets at fair value
RMBS	$—	$260,728	$2,429	$263,157
Other	—	8,999	—	8,999
Derivative assets	—	—	9	9

Total investments and derivative assets at fair value	$—	$269,727	$2,438	$272,165

Derivative liabilities	$—	$—	$11,155	$11,155

	Level 1	Level 2	Level 3	Carrying Value
	(In thousands)
December 31, 2009:
Investments and derivative assets at fair value
RMBS	$—	$302,543	$2,631	$305,174
Loans	—	15,141	990	16,131
Other	—	2,351	3,154	5,505
Derivative assets	—	—	74	74

Total investments and derivative assets at fair value	$—	$320,035	$6,849	$326,884

Derivative liabilities	$—	$450	$—	$450
Accrued and other liabilities	—	—	364	364

Total financial instrument liabilities	$—	$450	$364	$814

        The following table presents the financial instruments carried at fair value on a recurring basis, by caption in the consolidated balance sheets and by level within the ASC Topic 820 valuation hierarchy, as of December 31, 2010, for our Consolidated Investment Products segment:

	Level 1	Level 2	Level 3	Carrying Value
	(In thousands)
Investments and derivative assets at fair value
Loans	$—	$3,574,948	$31,476	$3,606,424
Corporate bonds	—	169,806	14,032	183,838
Other	—	1,965	23,103	25,068
Derivative assets		—	250	250

Total investments and derivative assets at fair value	$—	$3,746,719	$68,861	$3,815,580

Derivative liabilities	$—	$2,728	$—	$2,728
Long-term debt	—	3,460,493	202,844	3,663,337

Total financial instrument liabilities	$—	$3,463,221	$202,844	$3,666,065

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  Changes in Level 3 recurring fair value measurements

        The table below includes a rollforward of the balance sheets amounts for the years ended December 31, 2010 and 2009 (including the change in fair value) for financial instruments classified within Level 3 of the valuation hierarchy for our Principal Investing and Investment Management segments:

								Changes in Unrealized Gains (Losses) Related to Financial Instruments Held at December 31, 2010(1)
	Fair Value Measurements Using Significant Unobservable Inputs
	Estimated Fair Value January 1, 2010		Net Realized/ Unrealized Gains (Losses)(1)	Purchases, (Sales), Issuances and (Settlements), Net	Net Transfers In (Out) of Level 3		Estimated Fair Value December 31, 2010
December 31, 2010:	(In thousands)
Investments and derivative assets at fair value
RMBS	$2,631		$(551)	$(2,080)	$2,429	(3)	$2,429	$88
Loans	990		10	(1,000)	—		—	—
Other	210	(2)	(210)	—	—		—	(210)
Derivative assets	74		(65)	—	—		9	(65)

Total investments and derivative assets at fair value	$3,905		$(816)	$(3,080)	$2,429		$2,438	$(187)

								Changes in Unrealized Gains (Losses) Related to Financial Instruments Held at December 31, 2010(1)
	Fair Value Measurements Using Significant Unobservable Inputs
	Estimated Fair Value January 1, 2010		Net Realized/ Unrealized Gains (Losses)(1)	Purchases, (Sales), Issuances and (Settlements), Net	Net Transfers In (Out) of Level 3		Estimated Fair Value December 31, 2010
	(In thousands)
Derivative liabilities	$—		$4,266	$6,889	$—		$11,155	$4,266
Accrued and other liabilities	364		(10)	(354)	—		—	—

Total financial instrument liabilities	$364		$4,256	$6,535	$—		$11,155	$4,266

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

								Changes in Unrealized Gains (Losses) Related to Financial Instruments Held at December 31, 2009(1)
	Fair Value Measurements Using Significant Unobservable Inputs
	Estimated Fair Value January 1, 2009	Net Realized/ Unrealized Gains (Losses)(1)	Purchases, (Sales), Issuances and (Settlements), Net	Net Transfers In (Out) of Level 3		Deconsolidation of Market Square CLO	Estimated Fair Value December 31, 2009
December 31, 2009:	(In thousands)
Investments and derivative assets at fair value
Available-for-sale securities	$2,338	$1,445	$(17)	$—		$(3,766)	$—	$—
RMBS	5,394	(851)	(1,912)	—		—	2,631	(948)
Loans	—	1,231	14,900	(15,141	)(4)	—	990	(10)
Other	160	4,028	2,183	(2,351	)(4)	(866)	3,154	2,304
Derivative assets	132	(58)	—	—		—	74	(58)

Total investments and derivative assets at fair value	$8,024	$5,795	$15,154	$(17,492)		$(4,632)	$6,849	$1,288

								Changes in Unrealized (Gains) Losses Related to Financial Instruments Held at December 31, 2009(1)
	Fair Value Measurements Using Significant Unobservable Inputs
	Estimated Fair Value January 1, 2009	Net Realized/ Unrealized (Gains) Losses(1)	Purchases, (Sales), Issuances and (Settlements), Net	Net Transfers In (Out) of Level 3		Deconsolidation of Market Square CLO	Estimated Fair Value December 31, 2009
	(In thousands)
Derivative liabilities	$(402)	$(120)	$522	$—		$—	$—	$—
Accrued and other liabilities	—	10	354	—		—	364	10

Total financial instrument liabilities	$(402)	$(110)	$876	$—		$—	$364	$10

(1)
Net realized and unrealized gains (losses) are reported within net gain (loss) on investments, loans, derivatives and liabilities in the consolidated statements of operations.

(2)
Excludes $2.9 million of our investments in the CIP CDOs which were eliminated in consolidation on January 1, 2010, the effective date of the amendments to ASC Topic 810.

(3)
The net transfers in to Level 3 represent certain RMBS holdings valued by broker quotes as of December 31, 2010 that were previously valued using a modeled valuation utilizing inputs observable in the market.

(4)
As of December 31, 2009, we changed our classification methodology such that asset valuations for loans and preference shares of CDOs which are provided by independent third parties using observable inputs will be classified as Level 2, rather than as Level 3 within the valuation hierarchy as a result of increased liquidity in the loan market which provided more observable market valuation inputs to the third parties providing these valuations.

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The table below includes a rollforward of the balance sheets amounts for year ended December 31, 2010 (including the change in fair value) for financial instruments classified within Level 3 of the valuation hierarchy for our Consolidated Investment Products segment:

	Fair Value Measurements Using Significant Unobservable Inputs							Changes in Unrealized Gains (Losses) Related to Financial Instruments Held at December 31, 2010(1)
	Estimated Fair Value January 1, 2010	Fair Value of CIP CDOs Consolidated as of June 9, 2010	Net Realized/ Unrealized Gains (Losses)(1)	Purchases, (Sales), Issuances and (Settlements), Net	Net Transfers In (Out) of Level 3		Estimated Fair Value December 31, 2010
	(In thousands)
Investments and derivative assets at fair value
Loans	$19,080	$1,497	$552	$646	$9,701	(2)	$31,476	$862
Corporate bonds	12,890	3,390	3,279	(4,986)	(541	)(3)	14,032	(145)
Other	477	11,641	3,909	—	7,076	(4)	23,103	7,805
Derivative assets	15	10	225	—	—		250	225

Total investments and derivative assets at fair value	$32,462	$16,538	$7,965	$(4,340)	$16,236		$68,861	$8,747

	Fair Value Measurements Using Significant Unobservable Inputs							Changes in Unrealized Gains (Losses) Related to Financial Instruments Held at December 31, 2010(1)
	Estimated Fair Value January 1, 2010	Fair Value of CIP CDOs Consolidated as of June 9, 2010	Net Realized/ Unrealized Gains (Losses)(1)	Purchases, (Sales), Issuances and (Settlements), Net	Net Transfers In (Out) of Level 3		Estimated Fair Value December 31, 2010
	(In thousands)
Long-term debt	$45,414	$62,622	$97,195	$(2,387)	$—		$202,844	$97,195

(1)
Net realized and unrealized gains (losses) are reported within net gain (loss) on investments, loans, derivatives and liabilities in the consolidated statement of operations.

(2)
The net transfers in to Level 3 include certain loans valued via a single broker quote as of December 31, 2010. These loans were previously valued at a composite of the mid-point in the bid-ask spread of broker quotes.

(3)
The net transfers out of Level 3 include certain bonds valued at a composite of the mid-point in the bid-ask spread of broker quotes as of December 31, 2010. These bonds were previously valued via a single broker quote.

(4)
The net transfers into Level 3 include certain other investments valued via a single broker quote as of December 31, 2010. These other investments were previously valued at a composite of the mid-point in the bid-ask spread of broker quotes.

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  Assets measured at fair value on a nonrecurring basis

        Certain assets are measured at fair value on a nonrecurring basis, meaning that the instruments are measured at fair value only in certain circumstances (for example, loans held for sale when held at the lower of cost or fair value). The following table presents the assets carried on the consolidated balance sheets by caption and by level within the ASC Topic 820 valuation hierarchy for which a nonrecurring change in fair value was recorded during the three months ended December 31, 2010 and 2009:

December 31, 2010:	Level 1	Level 2	Level 3	Carrying Value
	(In thousands)
Loans held for sale	$—	$1,133	$62	$1,195

December 31, 2009:	Level 1	Level 2	Level 3	Carrying Value
	(In thousands)
Loans held for sale	$—	$—	$455	$455

        We recorded net losses of $0.1 million and $3.5 million during the years ended December 31, 2010 and 2009, respectively, within net gain (loss) on investments, loans, derivatives and liabilities in the consolidated statements of operations related to financial assets included in the table above.

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

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The carrying amounts and estimated fair values of our financial instruments as of December 31, 2010 and 2009 for our Principal Investing and Investment Management segments, for which the disclosure of fair values is required, were as follows:

	As of December 31, 2010		As of December 31, 2009
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(In thousands)		(In thousands)
Financial assets:
Cash and cash equivalents(1)	$50,106	$50,106	$48,711	$48,711
Restricted cash and cash equivalents(1)	24,028	24,028	19,296	19,296
Investments and derivative assets at fair value(2)	272,165	272,165	326,884	326,884
Other investments(3)	637	637	4,287	4,287
Loans, net of allowance for loan losses(2)(3)	237,690	221,663	263,232	244,562
Financial liabilities:
Repurchase agreements(1)	246,921	246,921	291,463	291,463
Derivative liabilities(2)	11,155	11,155	450	450
Accrued and other liabilities(2)	—	—	364	364
Long-term debt:
Convertible Notes(4)	16,805	18,409	—	—
Junior Subordinated Notes(4)(5)	120,000	36,525	—	—
Trust Preferred Securities(4)	—	—	123,717	35,383
Senior Notes(4)	—	—	72,315	46,806
DFR MM CLO(4)	205,673	194,363	217,297	146,846

(1)
Carrying amounts approximate the fair value due to the short-term nature of these instruments.

(2)
The estimated fair values were determined in accordance with ASC Topic 820.

(3)
It was not practicable to estimate the fair value of certain loans and other investments because they are not traded in an active market; therefore, the carrying value has been used as an approximation of fair value for loans with a carrying value of $38.3 million and other investments with a carrying value of $0.6 million as of December 31, 2010 and loans with a carrying value of $134.0 million and other investments with a carrying value of $4.3 million as of December 31, 2009. If an independent pricing service cannot provide fair value estimates for a given loan, we may determine estimated fair value based on some or all of the following: (a) current financial information of the borrowing company and performance against its operating plan; (b) changes in the fair value of collateral supporting the loan; (c) changes to the market for the borrowing company's service or product and (d) present value of projected future cash flows.

(4)
The estimated fair values of the long-term debt were calculated utilizing comparable market data and internal and external models.

(5)
Junior Subordinated Notes includes both our March and October Junior Subordinated Notes (defined in Note 14).

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The carrying amounts and estimated fair values of financial instruments in our Consolidated Investment Products segment as of December 31, 2010, for which the disclosure of fair values is required, were as follows:

	As of December 31, 2010
	Carrying Value	Estimated Fair Value
	(In thousands)
Financial assets:
Restricted cash and cash equivalents(1)	$306,667	$306,667
Investments and derivative assets at fair value(2)	3,815,580	3,815,580
Financial liabilities:
Derivative liabilities(2)	2,728	2,728
Long-term debt(2)	3,663,337	3,663,337

(1)
Carrying amounts approximate the fair value due to the short-term nature of these instruments.

(2)
The estimated fair values were determined in accordance with ASC Topic 820.

        The following table presents the net realized and unrealized gains on investments at fair value as reported within net gain (loss) on investments, loans, derivatives and liabilities in our consolidated statements of operations for the years ended December 31, 2010 and 2009:

	For the year ended December 31,
	2010	2009
	(In thousands)
Net realized gains	$37,643	$3,170
Net unrealized gains	134,401	6,628

Total net gains	$172,044	$9,798

6. OTHER INVESTMENTS

  Cost Method Investments

        As of December 31, 2010 and 2009, we held certain investments in other common and preferred equity securities that are not traded in an active market. These other investments are carried at cost less any adjustments for other-than-temporary impairment of $0.6 as of both December 31, 2010 and 2009. The original cost of the other investments was $0.6 million and $1.8 million as of December 31, 2010 and 2009, respectively. During the year ended December 31, 2009, other than temporary impairment charges related to cost method investments of $0.5 million was recorded within other, net in the consolidated statements of operations.

        As of December 31, 2009, we held $3.7 million of equity securities in the entities established in connection with the issuance of the trust preferred securities; however, on March 4, 2010, $2.9 million of equity securities were cancelled in connection with the Trust Preferred Exchange. The remaining $0.8 million of equity securities established in connection with the issuance of the trust preferred securities were cancelled on October 20, 2010 in connection with the Trust Preferred Redemption-in-Kind. See full descriptions of the Trust Preferred Exchange and Trust Preferred Redemption-in-Kind in Note 14.

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. LOANS AND LOANS HELD FOR SALE

        The following summarizes our loans held for investment:

	For the year ended December 31,
	2010	2009
	(In thousands)
Loans held for investment	$246,171	$278,585
Allowance for loan losses	(9,676)	(15,889)

	$236,495	$262,696

        The majority of our loans held for investment are held in DFR MM CLO. During the year ended December 31, 2010 we purchased $121.9 million and sold $53.1 million of loans held for investment. Additionally, during the year ended December 31, 2010, we transferred one held for investment loan with a carrying value of $1.7 million to loans held for sale, recognizing $34,000 of impairment on the loan prior to the transfer.

        The amendments to ASC Topic 310, require us to provide certain disclosure regarding our loans held for investment on a disaggregated basis to assist the financial statement reader in understanding the nature and extent of our exposure to credit risk. We utilize the position of the loan in the capital structure of the borrower to disaggregate our loan portfolio into classes. First lien loan positions are in the first, or priority, position to benefit from any liquidation of the collateral of the borrower and therefore have a higher potential recovery in the event of default. Second lien loan positions are subordinate to the first lien loan positions in their claim to the assets of the borrower in the event of liquidation. The majority of our loan positions fall within these two classes and all other types of loans are classified as mezzanine.

        The following table provides supplemental information regarding impaired loans by class of loan as of December 31, 2010 and in total as of December 31, 2009:

	First Lien	Second Lien	Mezzanine	Total
	(In thousands)
December 31, 2010:
Recorded investments in impaired loans	$4,059	$14,926	$—	$18,985
Allowance for loan losses	(1,248)	(8,428)	—	(9,676)

Net investments in impaired loans	$2,811	$6,498	$—	$9,309

Unpaid principal balance of impaired loans	$4,078	$15,720	$—	$19,798

Interest income recognized on impaired loans (during the period they were impaired) during the year ended December 31, 2010:	$277	$—	$—	$277

Interest income recognized, under the cash basis of accounting, on impaired loans (during the period they were impaired) during the year ended December 31, 2010:	$—	$336	$—	$336

Average recorded net investment on impaired loans	$3,035	$3,310	$—	$6,345

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Total
(In thousands)
December 31, 2009:
Recorded investments in impaired loans	$20,032
Allowance for loan losses	(15,889)

Net investments in impaired loans	$4,143

Unpaid principal balance of impaired loans	$20,805

Interest income recognized on impaired loans (during the period they were impaired) during the year ended December 31, 2009:	$294

Interest income recognized, under the cash basis of accounting, on impaired loans (during the period they were impaired) during the year ended December 31, 2009:	$—

Average recorded net investment on impaired loans	$7,558

        We evaluate each of our loans held for investment individually for impairment. The following summarizes the activity within our allowance for loan losses:

	For the year ended December 31,
	2010	2009
	(In thousands)
Allowance for loan losses at January 1	$15,889	$19,979
Provision for loan losses	8,198	23,050
Charge-offs	(14,369)	(24,204)
Recoveries	(8)	(2,936)
Transfers to loans held for sale	(34)	—

Allowance for loan losses at December 31	$9,676	$15,889

        The amendments to ASC Topic 310 require us to provide disclosure regarding our loans held for investment by an indicator of credit quality. When evaluating loans for impairment at each reporting period we assign internal risk ratings to each loan to assess the likelihood of loss associated with the loans. A description of our internal risk ratings are as follows:

        Grade 1—The borrower is performing above expectations and the financial trends and default risk factors are generally favorable. We generally do not classify loan investments at Grade 1, unless a material gain is imminent.

        Grade 2—The borrower is typically performing as expected and the default risk factors are neutral to favorable.

        Grade 3—The borrower is typically performing slightly below expectations and the default risk of the loan has increased modestly. The borrower may be out of compliance with debt covenants, but is generally current on all principal and interest payments.

        Grade 4—The borrower is typically performing substantially below expectations and the risk profile of the loan has increased substantially. The borrower may be out of compliance with debt covenants and delinquent on principal and interest payments.

        Grade 5—Borrower is typically performing materially below expectations and the default risk has materially increased. Some or all of the debt covenants are out of compliance and principal or interest payments are delinquent.

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following table summarizes our loans held for investment by both internal risk rating and class as of December 31, 2010:

	First Lien	Second Lien	Mezzanine	Total
	(In thousands)
Internal risk rating:
Grade 1	$—	$—	$—	$—
Grade 2	111,636	41,839	—	153,475
Grade 3	12,296	41,913	4,405	58,614
Grade 4	10,907	13,487	—	24,394
Grade 5	—	12	—	12

Total:	$134,839	$97,251	$4,405	$236,495

        The following table provides supplemental information regarding loans held for investment on nonaccrual status by class of loan as of December 31, 2010 and in total as of December 31, 2009:

	First Lien	Second Lien	Mezzanine	Total
December 31, 2010:
Recorded investments in loans on nonaccrual status(1) (in thousands)	$10,907	$6,498	$—	$17,405

Average days past due of loans on nonaccrual status	340	122	—	252

				Total
				(In thousands)
December 31, 2009:
Recorded investments in loans on nonaccrual status(1)				$4,143

(1)
Investments in loans on nonaccrual status are reported net of respective allowances for loan losses. As of December 31, 2010, all loans held for investment which are greater than 90-days delinquent are on nonaccrual status.

        Loans classified as held for sale and carried at the lower of cost or estimated fair value totaled $1.2 million, net of a valuation allowance of $0.6 million, and $0.5 million, net of a valuation allowance of $3.6 million, as of December 31, 2010 and 2009, respectively. In addition, we did not recognize $1.8 million and $5.9 million of interest income earned, but not yet received, on loans held for sale for the years ended December 31, 2010 and 2009, respectively, as a result of the placement of these loans on non-accrual status.

        Our loans, loans held for sale and loans classified as investments at fair value are diversified over many industries, primarily as a result of industry concentration limits outlined in the indentures of each CLO, and as such we do not believe we have any significant concentration risk associated with the composition of the loan portfolio.

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

        Derivative instruments are carried at fair value as discussed in Note 5. The following table is a summary of our derivative instruments as of December 31, 2010 and 2009 for our Principal Investing segment:

	Number of Contracts	Notional Amount	Assets	Liabilities	Net Fair Value
		(In thousands)
December 31, 2010:
Warrants	3	n/a	$9	$—	$9
Embedded Derivative	1	n/a	—	(11,155)	(11,155)

	4	$—	$9	$(11,155)	$(11,146)

December 31, 2009:
Interest rate swap	1	$10,000	$—	$(395)	$(395)
Interest rate cap	1	40,000	—	(55)	(55)
Warrants	2	n/a	74	—	74

	4	$50,000	$74	$(450)	$(376)

n/a—not applicable

        The following table is a summary of our derivative instruments as of December 31, 2010 for our Consolidated Investment Products segment:

	Number of Contracts	Notional Amount	Assets	Liabilities	Net Fair Value
		(In thousands)
Interest rate swap	1	74,200	$—	$(2,728)	$(2,728)
Warrants	9	n/a	250	—	250

	10	$74,200	$250	$(2,728)	$(2,478)

        The following table is a summary of the net (gain) loss on derivatives included in net gain (loss) on investments, loans, derivatives and liabilities in the consolidated statements of operations:

	For the year ended December 31,
	2010	2009
	(In thousands)
Interest rate swaps	$(785)	$2,681
Credit default swaps	6	(119)
Interest rate cap	—	(1)
Warrants	159	(58)
Futures	—	44
Embedded Derivative	(4,266)	—

Net gain (loss) on derivatives	$(4,886)	$2,547

  Interest Rate Swaps

        Historically, in certain circumstances, when a fixed-rate or hybrid adjustable-rate RMBS was funded by a short-term borrowing, our Principal Investing segment entered into interest rate swap agreements that effectively fixed a portion of the borrowing costs for a period close to the anticipated weighted-average life of the fixed-rate portion of the related RMBS. This strategy was designed to protect a portion of our portfolio

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

from increased funding costs due to rising interest rates because the borrowing costs were not fixed for the duration of the fixed-rate period of the related RMBS. We held no interest rate swaps in our Principal Investing segment as of December 31, 2010, as our remaining interest rate swap matured during the year ended December 31, 2010.

        With respect to our Consolidated Investment Products segment, interest rate swaps may be entered into by a CDO to protect it from a mismatch between any fixed interest rates on its assets and the floating interest rates on its debt. No interest rate swaps held in our Consolidated Investment Products segment were initiated, terminated or matured during the year ended December 31, 2010. The weighted average fixed rate payable on the interest rate swap in our Consolidated Investment Products segment as of December 31, 2010 was 5.96%.

  Interest Rate Cap

        Our interest rate cap was structured such that we received payments based on the spread in rates if the three-month London Interbank Offered Rate ("LIBOR") rate increased above a certain contractual rate, and we made payments based on a nominal fixed interest rate. This interest rate cap was entered into to manage interest rate exposure in DFR MM CLO and matured during the year ended December 31, 2010.

  Embedded Derivative

        Our Convertible Notes contain a conversion feature with certain antidilution provisions that cause the conversion feature to be deemed an embedded derivative instrument. See Note 3 for additional discussion concerning the Convertible Notes and the Embedded Derivative.

  Warrants

        Our Principal Investing and Consolidated Investment Products segments hold warrants to purchase equity interests in companies with respect to which they are, or were, also a debt holder. These warrants were typically issued in connection with renegotiations and amendments of the loan agreements.

9. NET GAIN (LOSS) ON INVESTMENTS, LOANS, DERIVATIVES AND LIABILITIES

        The following table is a summary of the components of our net gain (loss) on investments, loans, derivatives and liabilities:

	For the year ended December 31,
	2010	2009
	(In thousands)
Net loss on available-for-sale securities	$—	$(14)
Net gain on investments at fair value	172,044	9,798
Net loss on liabilities at fair value(1)	(351,530)	—
Net gain on loans	8,451	35,302
Net gain (loss) on derivatives	(4,886)	2,547

Net gain (loss) on investments, loans, derivatives and liabilities	$(175,921)	$47,633

(1)
Includes $52.5 million of CIP CDO preference share distributions.

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. EQUIPMENT AND IMPROVEMENTS

        Equipment and improvements consisted of the following:

		December 31,
	Estimated initial useful life
		2010	2009
	(In years)	(In thousands)
Equipment and computer software	3 - 5	$1,317	$1,199
Leasehold improvements	11 - 15	1,289	7,421
Office furniture and fixtures	7	1,178	1,856
Construction-in-progress	n/a	—	23

		3,784	10,499
Less accumulated depreciation		(1,863)	(3,994)

Equipment and improvements, net		$1,921	$6,505

n/a—not applicable

        Depreciation expense related to equipment and improvements totaled $6.4 million and $2.7 million for the years ended December 31, 2010 and 2009, respectively.

        On November 27, 2009, we entered into an amendment to our prior office lease agreement dated July 11, 2005. Pursuant to the amendment, on April 30, 2010, we relocated to a new space in the same building. The term of the amended lease will expire on February 28, 2021. As a result of our relocation, our annual rent expense under the lease was reduced by approximately $0.7 million during 2010. In addition, the letter of credit constituting our security deposit under the lease was reduced from approximately $1.3 million as of December 31, 2009 to approximately $0.5 million as of December 31, 2010.

        In connection with the relocation, we recognized an acceleration of depreciation and amortization expense related to certain leasehold improvements and equipment as a result of a shorter estimated useful life of those assets which we abandoned. The total impact of the acceleration of the depreciation and amortization expense was approximately $6.9 million, which we expensed ratably from the date the amendment was signed (November 27, 2009) to the date on which we vacated our prior office space (April 30, 2010). The impact of the accelerated depreciation was $5.5 million for the year ended December 31, 2010 and $1.4 million for the year ended December 31, 2009. During the year ended December 31, 2010, we also invested $1.8 million in additions to leasehold improvements, equipment, and furniture and fixtures related to the new premises.

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. INTANGIBLE ASSETS AND GOODWILL

        Intangible assets consisted of the following:

	Weighted-Average Remaining Estimated Useful Life	Gross Carrying Amount(1)	Accumulated Amortization	Net Carrying Amount
	(In years)	(In thousands)
December 31, 2010:
Finite-lived intangible assets:
Acquired CDO management contracts	8	$32,100	$12,760	$19,340
Computer software systems	2	6,886	4,170	2,716
Non-compete agreements	3	779	570	209

Total finite-lived intangible assets		39,765	17,500	22,265

Indefinite-lived intangible assets:
Trade name	n/a	1,104	—	1,104

Total intangible assets		$40,869	$17,500	$23,369

December 31, 2009:
Finite-lived intangible assets:
Acquired asset management contracts:
CDOs	8	$21,368	$8,273	$13,095
Investment funds	13	3,127	423	2,704
Computer software systems	3	6,886	2,793	4,093
Non-compete agreements	1	614	379	235

Total finite-lived intangible assets		31,995	11,868	20,127

Indefinite-lived intangible assets:
Trade name	n/a	1,104	—	1,104

Total intangible assets		$33,099	$11,868	$21,231

(1)
Gross carrying amounts exclude any amounts related to impaired assets.

n/a—not applicable

        During the year ended December 31, 2010, we acquired intangible assets of $10.9 million related to CDO management contracts and $0.2 million in intangible assets related to non-compete agreements as part of the CNCIM Acquisition discussed in Note 3. The remainder of our intangible assets resulted from our acquisition of Deerfield. Additionally, on September 30, 2010 we sold the portfolio management product known as Return Profile Management ("RPM") to our former Chief Operating Officer and ceased management of our separately managed accounts related to the RPM strategy. As a result of the sale, we recognized a loss in the form of an impairment charge of $2.4 million on the intangible assets associated with the investment funds management contracts for the separately managed accounts. We also recognized $0.2 million in impairment charges during the year ended December 31, 2010, on a CDO management contract as a result of the removal of DCM as the collateral manager of the CDO, for a total of $2.6 million of impairment charges during 2010. During the year ended December 31, 2009, we recorded $1.0 million of impairment charges on CDO management contracts as a result of the decline in expected future investment advisory fee cash flows and $0.8 million of impairment charges related to the "Deerfield" trade name.

        For the years ended December 31, 2010 and 2009, we recorded amortization of intangible assets of $6.2 million and $5.2 million, respectively. None of the finite-lived intangible assets have a residual value.

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following table presents expected amortization expense of the existing finite-lived intangible assets:

(In thousands)
2011	$6,732
2012	6,024
2013	3,521
2014	1,885
2015	1,008
Thereafter	3,095

$22,265

        The following table presents a rollforward of our goodwill by segment:

	Investment Management	Principal Investing	Total
	(In thousands)
Balance as of January 1, 2009
Goodwill	$98,126	$—	$98,126
Accumulated impairment losses	(98,126)	—	(98,126)

	$—	$—	$—

Fiscal year 2009 activity	—	—	—

Balance as of December 31, 2009:
Goodwill	98,126	—	98,126
Accumulated impairment losses	(98,126)	—	(98,126)

	$—	$—	$—

Acquisition of CNCIM	9,451	1,872	11,323

Balance as of December 31, 2010:
Goodwill	107,577	1,872	109,449
Accumulated impairment losses	(98,126)	—	(98,126)

	$9,451	$1,872	$11,323

        During the year ended December 31, 2010, we recorded $11.3 million of goodwill in conjunction with the CNCIM Acquisition discussed in Note 3. This goodwill was allocated to our reporting units, which we identified as our Principal Investing and Investment Management segments, in the amount of $1.9 million and $9.4 million, respectively.

        As of December 31, 2010, we performed our annual impairment review relative to goodwill. In evaluating the recoverability of goodwill, we derived the fair value of our Investment Management segment utilizing both the income and market approaches. We weighted the income approach at 75% and the market approach at 25%. Under the income approach we determined fair value based on estimated future cash flows discounted by using an estimated weighted-average cost of capital, which reflects the overall level of inherent risk of the Investment Management segment and the rate of return an outside investor would expect to earn. Estimated future cash flows were based on our internal projections and other assumptions deemed reasonable by management. For the annual impairment testing in the fourth quarter of 2010, we used a weighted-average cost of capital of 19.25% and a terminal capitalization rate of 15.75%. The discount rate is based upon the currently prevailing market rate adjusted for risks specific to our company, including size and equity risk premiums An increase to the discount rate of 1% would have lowered the preliminary value determine under the income approach by $5.0 million. Under the market approach, we determined the fair vale of the Investment Management segment utilizing EBITDA multiples of comparable publicly-traded companies. Under this

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

weighted income and market approach, the fair value of the Investment Management segment was in excess of the book value of the segment. The estimated fair value of our Principal Investing segment under an asset-based approach which adjusted all assets and liabilities within this segment to fair value was in excess of the book value of the segment.

        The sum of the fair values of the reporting units was compared to our market capitalization as of December 31, 2010, including conversion of the Convertible Notes on December 31, 2010. This comparison indicated an implied control premium of 31% based on the price of our common stock on December 31, 2010 of $6.50 per share. The implied control premium was within a range of overall premiums observed in the market place. Based on our annual impairment review, we determined that no goodwill impairment charges were required. Assumptions utilized in the impairment analysis are highly judgmental and changes in estimates or the application of alternative assumptions could have produced significantly different results.

12. REPURCHASE AGREEMENTS

        Repurchase agreements are short-term borrowings from financial institutions that bear interest at rates that have historically moved in close relationship with one-month, two-month or three-month LIBOR. As of December 31, 2010, we had repurchase agreements outstanding with four counterparties in the amount of $246.9 million with a weighted-average borrowing rate of 0.36% and remaining weighted average maturity of 25 days. As of December 31, 2009, we had repurchase agreements outstanding with two counterparties in the amount of $291.5 million with a weighted-average borrowing rate of 0.36% and remaining weighted average maturity of 22 days. During the year ended December 31, 2010, the $44.6 million decrease in repurchase agreement liabilities was primarily a result of net RMBS sales and paydowns, which resulted in associated repurchase agreement reductions. As of December 31, 2010 and 2009, the fair value of securities pledged minus repurchase agreement liabilities and related accrued interest payable was $11.7 million and $12.3 million, respectively. At December 31, 2010 and 2009, 79.3% and 85.3%, respectively, of our repurchase agreement liabilities were concentrated with one counterparty. See Note 13 for additional discussion concerning securities received and pledged as collateral.

13. SECURITIES RECEIVED AND PLEDGED AS COLLATERAL

        To the extent that we receive securities as collateral in connection with repurchase agreement and derivative transactions, we are generally permitted to sell or repledge these securities. As of December 31, 2010 and 2009, we did not have any such securities held as collateral. We also pledge our own assets to collateralize our repurchase agreements and derivative transactions. These owned and pledged securities, where the counterparty has the right by contract or custom to sell or repledge the financial instruments, were approximately $258.6 million and $303.8 million as of December 31, 2010 and 2009, respectively, and consisted of securities pledged as initial collateral on repurchase agreements. In addition, as of December 31, 2009, we had $1.1 million of cash with counterparties as collateral on derivatives which is included in due from broker on the consolidated balance sheets.

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. LONG-TERM DEBT

        The following table summarizes our long-term debt as of December 31, 2010 and 2009:

	Carrying Value	Current Weighted Average Borrowing Rate	Weighted Average Remaining Maturity
	(In thousands)		(In years)
December 31, 2010:
Recourse:
March Junior Subordinated Notes	$95,000	1.00%	24.9
October Junior Subordinated Notes	25,000	3.79%	24.9
Convertible Notes(1)	16,805	8.00%	7.0

Total Recourse	136,805	2.37%	22.7

Non-Recourse:
DFR MM CLO(2)	205,673	1.03%	8.6
Consolidated Investment Products(3)	3,663,337	0.86%	8.5

Total Non-Recourse	3,869,010	0.87%	8.5

Total long-term debt	$4,005,815	0.92%	9.0

December 31, 2009:
Recourse:
Trust Preferred Securities	$123,717	3.05%	26.4
Senior Notes	72,315	5.29%	3.0

Total Recourse	196,032	3.88%	17.8

Non-Recourse:
DFR MM CLO(2)	217,297	1.00%	9.6

Total Non-Recourse	217,297	1.00%	9.6

Total long-term debt	$413,329	2.36%	13.5

(1)
The Convertible Notes principal outstanding of $25.0 million is presented net of an $8.2 million discount, which includes $6.9 million originally allocated to the Embedded Derivative discussed in Note 3. The Convertible Notes currently pay interest at the 8.00% stated rate; however, including the discount, the effective rate of interest is 18.14%.

(2)
Excludes $19.0 million of DFR MM CLO debt that we own and eliminate upon consolidation. Had this debt been included the weighted-average borrowing rate would be 1.31% and 1.26% as of December 31, 2010 and 2009, respectively.

(3)
Long-term debt of the CIP CDOs is recorded at fair value. This includes the fair value of the preference shares issued by the CIP CDOs in the carrying value. However, the preference shares do not have a stated interest rate and are therefore excluded from the calculation of the weighted average borrowing rate. The par value of the CIP CDOs long-term debt (including preference shares) was $4.4 billion as of December 31, 2010.

Recourse Debt

        Recourse debt refers to debt where the lenders have recourse to our unencumbered assets to satisfy our obligations under such debt.

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Junior Subordinated Notes and Trust Preferred Securities

        On March 4, 2010, we exchanged $95.0 million of the $120.0 million aggregate outstanding principal amount of trust preferred securities (the "Trust Preferred Exchange") for $95.0 million aggregate principal amount of junior subordinated notes (the "March Junior Subordinated Notes"). The trust preferred securities were previously issued by our three wholly-owned indirect subsidiaries: Deerfield Capital Trust I, Deerfield Capital Trust II and Deerfield Capital Trust III. In connection with the Trust Preferred Exchange, $2.9 million of equity securities in the entities established in connection with the issuance of the exchanged trust preferred securities and previously included in long-term debt were cancelled. On October 20, 2010, we redeemed-in-kind the remaining $25.0 million of aggregate outstanding principal amount of trust preferred securities (the "Trust Preferred Redemption-in-Kind") for $25.0 million in aggregate principal of junior subordinated notes (the "October Junior Subordinated Notes"). In connection with the Trust Preferred Redemption-in-Kind, $0.8 million of equity securities in Deerfield Capital Trust I which were included in long-term debt were cancelled. Following the Trust Preferred Redemption-in-Kind, we no longer have any trust preferred securities outstanding.

        The March Junior Subordinated Notes are governed by a junior subordinated indenture (the "March Note Indenture"), dated March 4, 2010, between us and The Bank of New York Mellon Trust Company, National Association, as trustee. Pursuant to the March Note Indenture, the March Junior Subordinated Notes initially provided for interest at 1.00% per annum which, as a result of the CNCIM Acquisition and related strategic transactions that collectively qualified as a Credit Enhancing Transaction (as defined in the March Note Indenture), is now fixed through April 30, 2015. Thereafter, the March Junior Subordinated Notes will bear interest at an annual rate of LIBOR plus 2.58% until maturity on October 30, 2035. The October Junior Subordinated Notes we issued in connection with the Trust Preferred Redemption-in-Kind are governed by a junior subordinated indenture (the "October Note Indenture"), dated October 20, 2010, between us and The Bank of New York Mellon Trust Company, National Association, as trustee. Consistent with the terms of the trust preferred securities that were redeemed, the October Junior Subordinated Notes bear interest at an annual rate of LIBOR plus 3.50% and mature on October 30, 2035.

        The covenants contained in the March Note Indenture and October Note Indenture (together, the "Note Indentures) are substantially less restrictive than the covenants contained in the indenture governing the trust preferred securities. The Note Indentures contain certain restrictive covenants including (i) a covenant that requires all asset management activities to be conducted by DFR and its subsidiaries, and which permits us to sell equity and material assets of DCM only if all asset management fees and proceeds from equity and asset sales are subject to the limits on restricted payments set forth in the Note Indentures, (ii) a debt covenant that permits DFR and DCM to incur indebtedness only if the proceeds of such indebtedness are subject to the limits on restricted payments set forth in the Note Indentures and (iii) a restricted payments covenant that restricts our ability to pay dividends or make distributions in respect of our equity securities, subject to a number of exceptions and conditions.

Convertible Notes

        See the "The Convertible Notes Agreement and Issuance of the Conversion Shares" discussion in Note 3 for a description of the Convertible Notes.

        The Convertible Notes Agreement contains events of default customary for agreements of its type (with customary grace periods, as applicable) and provides that, upon the occurrence of an event of default arising from certain events of bankruptcy or insolvency with respect to us and our material subsidiaries, all outstanding Convertible Notes will become due and payable immediately without further action or notice. If any other type of event of default occurs and is continuing, then the holders of at least 33 1/3% in principal amount of the then outstanding Convertible Notes may declare all of the outstanding Convertible Notes to be due and payable immediately.

        The Convertible Notes Agreement contains customary covenants including (i) that we will not, and will not permit any of our subsidiaries to, incur any indebtedness that is contractually subordinated in right of payment

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Senior Notes

        We used the proceeds of the issuance of the Convertible Notes together with other available funds to complete the Senior Notes Discharge on June 9, 2010 discussed in Note 3. We recorded a $17.4 million gain in the consolidated statements of operations related to the Senior Notes Discharge.

Non-Recourse Debt

        Non-recourse debt refers to debt where the lenders have recourse only to specific assets pledged as collateral to the lenders.

DFR MM CLO

        DFR MM CLO's debt securities bear interest at rates that reset quarterly based on varying spreads to three-month LIBOR. The DFR MM CLO debt securities are due in 2019, but are subject to accelerated repayment if we exercise our conditional option to redeem the CLO and liquidate the assets. The carrying value of the assets held in DFR MM CLO, which are the only assets to which DFR MM CLO's debt holders have recourse for repayment, was $272.0 million and $280.0 million as of December 31, 2010 and 2009, respectively. During the years ended December 31, 2010 and 2009, DFR MM CLO paid down $11.6 million and $13.7 million, respectively, of its outstanding debt as a result of certain structural provisions contained in its indenture.

Consolidated Investment Products

        During the year ended December 31, 2010, the CIP CDOs paid down $163.1 million of their outstanding debt. The carrying value of the assets held in the CIP CDOs, which are the only assets to which the CIP CDO debt holders have recourse for repayment, was $4.2 billion as of December 31, 2010.

15. EQUITY

  Common Stock

        On June 9, 2010, we issued 4,545,455 shares of common stock to Bounty in connection with the CNCIM Acquisition discussed in Note 3. In addition, the Convertible Notes issued to Bounty are convertible into 4,132,231 shares of common stock (as such amount may be adjusted in certain events or increased in connection with the payment of PIK interest at an initial conversion price of $6.05 per share, subject to adjustment).

  Performance Shares

        During the years ended December 31, 2010 and 2009, we granted restricted stock units ("Performance Shares") to each of the non-employee directors of our board of directors (the "Board") as a component of their compensation for that year. Each of the Performance Shares represents the right to receive one share of our common stock upon vesting, subject to acceleration upon the occurrence of certain specified events. The number of Performance Shares granted to each non-employee director is subject to adjustment for dividends or other distributions paid between the grant and vesting dates and may also be adjusted, as determined by the

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Board, in connection with any stock dividends, stock splits, subdivisions or consolidations of shares (including reverse stock splits) or similar changes in our capitalization. Each non-employee director received 11,111 and 12,019 Performance shares in 2010 and 2009, respectively. The 2010 Performance Shares settle on June 16, 2013 and the 2009 Performance Shares settle on May 19, 2012. We recorded $0.4 million and $0.3 million in expense for these grants within other general and administrative expense in the consolidated statements of operations during the years ended December 31, 2010 and 2009, respectively.

        The following table summarizes our Performance Shares activity:

	2010	2009
Performance shares as of January 1	308,164	248,069
Granted	88,888	60,095

Performance shares as of December 31	397,052	308,164

  Restricted Stock Grants

        During 2007, we granted common stock to certain employees which vested in equal installments on the first, second and third anniversary of the grant date. The following table summarizes changes in our restricted stock grants (number of shares):

	For the year ended December 31,
	2010	2009
Nonvested, January 1	433	1,623
Vested	(433)	(1,082)
Forfeited	—	(108)

Nonvested, December 31	—	433

  Warrants

        In connection with the DPLC Restructuring discussed in Note 3, we granted certain of the Pegasus Parties and their affiliates the DPLC Restructuring Warrants, which are fully vested warrants to purchase 250,000 shares of our common stock at an exercise price of $4.25 per share. For the year ended December 31, 2010, we recognized $0.5 million of warrant expense related to the DPLC Restructuring Warrants in other general and administrative expense in the consolidated statements of operations.

  Stock Incentive Plan

        In 2004, we adopted the Stock Incentive Plan (the "Plan") that provides for the granting of stock options, common stock and stock appreciation rights to employees and service providers. In 2008, our stockholders approved an amendment and restatement of the Plan to, among other matters, increase the number of shares of common stock reserved for issuance under the Plan from 269,231 to 613,673. The Plan was established to assist in recruiting and retaining individuals with ability and initiative by enabling such persons to participate in our future success and to align their interests with ours and those of our stockholders. As of December 31, 2010 and 2009, 172,309 and 261,197 shares, respectively, of our common stock remained reserved for issuance under the Plan.

  Appropriated Retained Earnings of Consolidated Investment Products

        Appropriated retained earnings of Consolidated Investment Products initially represented the excess fair value of the CIP CDOs' assets over the CIP CDOs' liabilities at the date of the adoption of the amendments to ASC Topic 810 and the date of the CNCIM acquisition for the CNCIM CDOs. Appropriated retained earnings

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of Consolidated Investment Products is adjusted each period for the net income (loss) attributable to Consolidated Investment Products.

16. COMPUTATION OF EARNINGS PER SHARE

        The following table presents the calculation of basic and diluted earnings per share:

	For the year ended December 31,
	2010	2009
	(In thousands, except per share data)
Net income (loss) attributable to Deerfield Capital Corp.	$85,921	$66,898

Dilutive effect of:
Convertible Notes	5,999	—

Net income (loss) attributable to Deerfield Capital Corp. used in diluted calculation	$91,920	$66,898

Weighted-average shares used in basic calculation	9,379	6,740

Dilutive effect of:
Warrants	52	—
Convertible Notes	2,332	—

Weighted-average shares used in diluted calculation	11,763	6,740

Earnings per share—
Basic	$9.16	$9.93

Diluted	$7.81	$9.93

        For the year ended December 31, 2010, the 4,132,231 Conversion Shares related to the Convertible Notes and the 250,000 DPLC Restructuring Warrants were included in the calculation of diluted earnings per share because their effect was dilutive under the if-converted method and treasury stock method, respectively.

        For the years ended December 31, 2010 and 2009, Performance Shares were included in the weighted-average shares calculations, but were not included in shares outstanding. For the year ended December 31, 2009, restricted stock grants for 433 shares of our common stock were not included in the calculation of diluted earnings per share because their effect was anti-dilutive under the treasury stock method.

17.   INCOME TAXES

        We file a consolidated U.S. federal and several state income tax returns with all of our domestic corporate subsidiaries, including the subsidiary that holds our investment in DFR MM CLO. DFR MM CLO is a foreign subsidiary that is generally exempt from U.S. federal and state income taxes because it restricts its activities in the United States to trading stocks and securities for its own account. We are required, however, to include the taxable income from DFR MM CLO in our calculation of taxable income, regardless of whether that income is distributed to us.

        The entities that comprise our Consolidated Investment Products segment are foreign entities that are generally exempt from U.S. federal and state income taxes. Income taxes, if any, are the responsibility of the entity's equity owners. Consequently, our consolidated statements of operations do not include a provision for income tax expense (benefit) related to the pre tax income (loss) of our Consolidated Investment Products segment. However, to the extent that we hold an equity interest in these entities, we are required to include our proportionate share of their income in the calculation of our taxable income.

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        We have recorded deferred income taxes as of December 31, 2010 in accordance with ASC Topic 740. We record deferred tax assets and liabilities for the future tax consequences attributable to differences between the carrying amounts of assets and liabilities and their respective income tax bases. As required by ASC Topic 740, we evaluated the likelihood of realizing tax benefits in future periods, which requires the recognition of a valuation allowance to reduce any deferred tax assets to an amount that is more likely than not to be realized. Under ASC Topic 740, we are required to identify and consider all available evidence, both positive and negative, in determining whether it is more likely than not that all or some portion of the deferred tax assets will not be realized. As of December 31, 2009, our evaluation concluded that there was insufficient positive evidence to reduce the full valuation allowance we established in 2008.

        We continued to consider all positive and negative evidence to reassess our ability to recognize additional deferred tax assets as of December 31, 2010. Negative evidence included our three year cumulative loss position at December 31, 2010. A significant portion of the cumulative loss was attributable to realized losses on a significantly larger RMBS portfolio (including losses on a portfolio of non-Agency RMBS which we no longer own), realized losses on interest rate swaps historically used to hedge interest rate exposure in the RMBS portfolio (which we no longer utilize) and impairment charges on intangible assets recorded in 2008. After adjusting for non-recurring items we are in a cumulative income position, an element of positive evidence. We forecasted future taxable income based on objectively verifiable evidence to determine whether such future taxable income would be sufficient to absorb the temporary timing differences. Projected future taxable income is another element of positive evidence. We concluded, after evaluation of all positive and negative evidence, that realization of the deferred tax asset is now more likely than not due to current and expected future results of operations and timing of the reversal of future taxable temporary differences. Accordingly, we have released all of the valuation allowance and recognized a net deferred tax asset. As reflected below, the elimination of the valuation allowance has significantly impacted our recorded income tax benefit on the consolidated statements of operations. The realization of the deferred tax asset can be subjective and could be reduced in the near term if estimates of future taxable income are significantly lower than currently forecasted.

        As of December 31, 2009, we had federal net operating losses ("NOLs") of approximately $209.0 million, which were available to offset future taxable income. We also had net capital losses ("NCLs") of approximately $422.8 million which were available to offset future capital gains. The June 2010 issuance of the CNCIM Acquisition Shares discussed in Note 3, resulted in an ownership change as defined in Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the "Ownership Change"). As a result of the occurrence of the Ownership Change, our ability to use our NOLs, NCLs and certain recognized built-in losses to reduce our taxable income in future years is generally limited to an annual amount (the "Section 382 Limitation") based primarily on a percentage of the fair market value of our common stock immediately prior to the Ownership Change, subject to certain adjustments. This annual amount is approximately $1.2 million. NOLs and NCLs that exceed the Section 382 Limitation in any year will continue to be allowed as carryforwards for the remainder of the carryforward period; however, if the carryforward period for any NOLs or NCLs expires before that loss is fully utilized, the unused portion will provide no future benefit. As of December 31, 2010, our combined federal NOL, NCL and built-in loss carryforwards were approximately $28.5 million and will begin to expire in 2028.

        For periods prior to the Ownership Change, the utilization of NOLs and NCLs resulted in no provision for federal or state income taxes. Because of the Ownership Change and Section 382 Limitation, we can no longer offset all of our federal taxable income with our NOLs and NCLs; therefore, we are required to pay current federal taxes on our net taxable income. Our state NOLs and NCLs are not subject to the Section 382 Limitation, which means that our state NOLs and NCLs are available to offset our state net taxable income.

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The components of income tax expense (benefit) for 2010 and 2009 were as follows:

	For the year ended December 31,
	2010	2009
	(In thousands)
Current:
Federal	$2,478	$—
State	(207)	—
Foreign	2	29

Total current expense	2,273	29

Deferred:
Federal	$(51,959)	$—
State	(16,884)	—

Total deferred benefit	(68,843)	—

Total income tax expense (benefit)	$(66,570)	$29

        The table below details the significant components of our deferred tax asset and deferred tax liability:

	December 31,
	2010	2009
	(In thousands)
Deferred tax assets:
Impairment of intangible assets and goodwill	$36,535	$55,478
Net operating loss carryforwards	18,868	83,056
Provision for loan losses	5,470	23,563
Excess capital losses	—	168,055
RMBS book/tax differences	—	12,322
Other	12,064	13,857

	72,937	356,331
Less: Valuation allowance	—	(353,875)

Deferred tax asset	72,937	2,456

Deferred tax liability	(4,094)	(2,456)

Net deferred tax asset	$68,843	$—

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Taxable income (loss) calculations differ from GAAP income (loss) calculations in a variety of ways, which create deferred tax assets or liabilities. Two significant differences include the timing of amortization of premium and discounts and the timing of the recognition of gains or losses on assets. The rules for both GAAP and tax accounting for loans and securities are technical and complicated, and the impact of changing interest rates, actual and projected prepayment rates, and actual and projected credit losses can have a very different impact on the amount of GAAP and tax income (loss) recognized in any one period. To determine taxable income (loss), we are not permitted to anticipate, or reserve for, credit losses, which include provision for loan losses, unrealized gains/losses and impairment of intangible assets and goodwill. Taxable income can only be reduced by actual realized losses. Additionally, for tax purposes, actual realized capital losses are only deductible to the extent that there are actual realized capital gains to offset the losses.

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Our effective tax rates for the years ended December 31, 2010 and 2009, were (82.33%) and 0.05%, respectively. A reconciliation of the statutory income tax provisions to the effective income tax provisions is as follows:

	December 31,
	2010		2009
	Tax	Rate	Tax	Rate
	(In thousands)
Pretax book income (loss) at statutory tax rate	$(28,301)	(35.00)%	$22,516	35.00%
Tax attributable to noncontrolling interest loss	35,074	43.38%	—	0.00%
State tax expense, net of federal effect	918	1.14%	3,053	4.75%
Release of valuation allowance	(66,345)	(82.06)%	—	0.00%
Tax benefit of net operating losses	(8,103)	(10.02)%	(25,565)	(39.74)%
Other	187	0.23%	25	0.04%

Total income tax expense (benefit)	$(66,570)	(82.33)%	$29	0.05%

18.   RELATED PARTY TRANSACTIONS

        The CNCIM Acquisition and issuance of the CNCIM Acquisition Shares to Bounty cause it to be considered a related party. As such, the issuance of the Convertible Notes, accrual and payment of interest on the Convertible Notes and on the deferred purchase obligations are considered related party transactions. See Notes 3 and 14 for disclosure concerning the Convertible Notes. Fees paid to members of our Board who are representatives of Bounty totaled $0.2 million during 2010. In addition, affiliates of Bounty previously held investments in all four of the CNCIM CLOs and as of December 31, 2010, held investments in two of the CNCIM CLOs.

        In connection with the Senior Notes Discharge, we discharged $0.6 million of Series A Secured Notes issued to our Chief Executive Officer for $0.4 million plus unpaid and accrued interest. In addition, we discharged $48.0 million of Series A Secured Notes held by Wendy's/Arby's Group Inc., the successor to our former principal stockholder, for $31.0 million plus unpaid and accrued interest. A former member of our Board is a director and vice-chairman of the board of Wendy's/Arby's Group Inc. and he recused himself from the consideration and approval by our Board of the Senior Notes Discharge. In connection with the DPLC Restructuring, DPLC we made a $0.1 million distribution to Jonathan Trutter, which represented his entire capital account balance. See Note 3 for further disclosure concerning the Senior Notes Discharge and the DPLC Restructuring.

        The sale of the RPM product was to our former Chief Operating Officer. See Note 11 for further disclosure regarding the sale of the RPM product.

19.   COST SAVINGS INITIATIVES

        In March and November 2008, in response to the adverse credit markets, we implemented cost savings initiatives (the "2008 Cost Saving Initiatives") and reduced our headcount by 37 employees.

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following table provides a rollforward of the activity included within the accrued and other liabilities line item in the consolidated balance sheets related to the 2008 Cost Saving Initiatives:

	Employee Severance Accrual	Exit Costs Accrual	Total
	(In thousands)
Balance—January 1, 2009	$1,083	$175	$1,258
Provisions	194	42	236
Payments	(1,245)	(203)	(1,448)

Balance—December 31, 2009	$32	$14	$46

Provisions	—	—	—
Payments	(32)	(14)	(46)

Balance—December 31, 2010	$—	$—	$—

20.   SEGMENT REPORTING

        Our business consists of three reportable segments: Investment Management, Principal Investing and Consolidated Investment Products. We evaluate the performance of our Investment Management and Principal Investing segments ("DFR Operations") based on segment results, expenses and revenues. We separately evaluate our Consolidated Investment Products segment based on its results, expenses and revenues, as our Consolidated Investment Products segment consists exclusively of the CIP CDOs. The results for all segments also include direct and allocated expenses and revenues. The following table provides a breakdown of our consolidated statements of operations into segment-based components. DFR Operations for the year ended December 31, 2010 is comparable to our consolidated GAAP results for the year ended December 31, 2009.

        The following summarizes the financial information concerning our reportable segments (as described in Note 1):

	For the year ended December 31, 2010
	DFR Operations
	Investment Management(1)	Principal Investing(1)	Total DFR Operations	Consolidated Investment Products	Eliminations	Consolidated DFR
	(In thousands)
Interest income	$13	$29,990	$30,003	$137,711	$(537)(2)	$167,177
Interest expense	2,416	7,910	10,326	29,903	(224)(2)	40,005

Net interest income (expense)	(2,403)	22,080	19,677	107,808	(313)	127,172
Provision for loan losses	—	8,190	8,190	—	—	8,190

Net interest income (expense) after provision for loan losses	(2,403)	13,890	11,487	107,808	(313)	118,982
Investment advisory fees	30,121	—	30,121	—	(18,119)(3)	12,002

Total net revenues	$27,718	$13,890	$41,608	$107,808	$(18,432)	$130,984
Depreciation and amortization	$12,618	$—	$12,618	$—	$—	$12,618
Income tax benefit	$(40,164)	$(26,406)	$(66,570)	$—	$—	$(66,570)
Net income (loss)	$50,195	$36,490	$86,685	$(100,975)	$—	$(14,290)

As of December 31, 2010
(In thousands)
Identifiable assets	$93,862	$631,424	$725,286	$4,178,093	$(10,557	)(4)	$4,892,822

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	DFR Operations
	For the year ended December 31, 2009
	Investment Management(1)	Principal Investing(1)	Consolidated DFR
	(In thousands)
Interest income	$82	$48,767	$48,849
Interest expense	4,999	14,960	19,959

Net interest income (expense)	(4,917)	33,807	28,890
Provision for loan losses	—	20,114	20,114

Net interest income (expense) after provision for loan losses	(4,917)	13,693	8,776
Investment advisory fees	17,880	—	17,880

Total net revenues	$12,963	$13,693	$26,656
Depreciation and amortization	$7,904	$—	$7,904
Income tax expense	$29	$—	$29
Net income (loss)	$(14,803)	$79,107	$64,304

As of December 31, 2009
(In thousands)
Identifiable assets	$44,554	$675,668	$720,222

(1)
Excludes intercompany investment advisory fee revenues of our Investment Management segment and corresponding intercompany management fee expense of our Principal Investing segment related to the management agreement between the two segments of $2.7 million and $6.0 million for the years ended December 31, 2010 and 2009, respectively.

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

(4)
Primarily represents the elimination of Investment Management segment and Principal Investing segment investments in CIP CDOs of $9.3 million and the receivable for fees charged to our Consolidated Investment Products segment by our Investment Management segment of $1.2 million.

        Our Principal Investing segment's results of operations include the financial results of DFR MM CLO and DPLC for the years ended December 31, 2010 and 2009.

21.   EMPLOYEE BENEFIT PLAN

        We maintain a voluntary contribution 401(k) plan (the "Plan") covering all of our employees who meet certain minimum requirements and elect to participate. Under the Plan, employees may contribute a specified portion of their salary into the Plan after completing an initial employment period. We have the discretion to match a percentage of the employee contributions for the year. All Plan contributions are paid into the Deerfield & Company LLC 401(k) Savings Plan & Trust, which is allowed to invest the contributions, at the employer's discretion, in a variety of instruments defined in the Plan agreement. We contributed $0.1 million on behalf of the employees for each of the years ended December 31, 2010 and 2009.

22.   COMMITMENTS AND CONTINGENCIES

  Legal Proceedings

        DFR reached a settlement with the SEC that resolves the previously-disclosed investigation by the SEC of certain mortgage securities transactions effected by DCM on behalf of DFR in 2005 and 2006, and the accounting for those transactions. In connection with the settlement, on February 2, 2011, the SEC issued an order (the "Order") directing DFR and the former Chief Financial Officer of DCM to cease and desist from future violations of certain reporting, books and records, and internal control provisions of the Securities Exchange Act of 1934 (the "Exchange Act"). DFR and the former Chief Financial Officer of DCM consented to the entry of the Order without admitting or denying the SEC's findings. DFR agreed to pay approximately $1.3 million in disgorgement and prejudgment interest in connection with the settlement, which is consistent with the reserve DFR previously established and reported for this matter as of June 30, 2010, which was

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

included in other, net in the consolidated statements of operations. DCM has hired the former Chief Financial Officer of DCM as its Chief Administrative Officer.

        In the Order, the SEC stated that in connection with three transactions involving securities issued by Real Estate Mortgage Investment Conduits ("REMICs"), one of which occurred in December 2005 and two in March 2006, DFR sold a REMIC while at the same time purchasing a new security, a "re-REMIC," which had nearly the same stream of payments. DFR recognized gains from the sales of the REMICs. The Commission alleged that DFR's recognition of these gains was improper and contrary to U.S. generally accepted accounting principles. For the December 2005 transaction, DFR recognized $3.9 million of gain on the sale of the REMIC. For the March 2006 transactions, DFR recognized gains of $3.6 million. The SEC also stated that the recognition of the gain on the December 2005 transaction caused an excess payment of $977,000 in performance fees to DCM, which by virtue of its provision of investment management and administrative services to DFR, made the decision to account for the December 2005 transaction as a sale.

        In the ordinary course of business, we may be subject to legal and regulatory proceedings that are generally incidental to our ongoing operations. While there can be no assurance of the ultimate disposition of such proceedings, we do not believe their disposition will have a material adverse effect on our consolidated financial statements.

  Lease Commitments

        We lease our primary office space and certain office equipment under agreements which expire through February 2021. As disclosed in Note 10, on November 27, 2009 we entered into an amendment to our office lease agreement and relocated to new office space in the same building on April 30, 2010.

        During the years ended December 31, 2010 and 2009, we recorded $1.7 million and $2.4 million, respectively, in rental expense in occupancy in the consolidated statements of operations. Future minimum commitments under operating leases with greater than one year terms are as follows:

(In thousands)
2011	$606
2012	619
2013	604
2014	608
2015	621
Thereafter	3,410

$6,468

23.   PROPOSED MERGER

        On December 21, 2010, we entered into an Agreement and Plan of Merger (as amended from time to time the "Merger Agreement") pursuant to which Commercial Industrial Finance Corp ("CIFC") will merge with and into a wholly-owned subsidiary of DFR (the "Proposed Merger"). Following the Proposed Merger, CIFC will be our wholly-owned subsidiary. As consideration for the Proposed Merger, CIFC Parent Holdings, LLC ("CIFC Parent"), the sole stockholder of CIFC, will receive (i) 9,090,909 shares of our common stock (the "Stock Consideration"), (ii) payments totaling $7.5 million in cash payable in three equal installments of $2.5 million (subject to certain adjustments) on the closing date of the Proposed Merger and on the first and second anniversaries of the closing date of the Proposed Merger and (iii) the first $15.0 million of incentive fees received by the combined company from certain CLOs currently managed by CIFC and 50% of any performance fees received by the combined company in excess of $15.0 million.

        The closing of the transactions contemplated by the Merger Agreement is subject to numerous conditions, including the approval by our stockholders holding a majority of all the issued and outstanding shares of our common stock of (i) the Merger Agreement and transactions contemplated therein, including issuance of the Stock Consideration, (ii) an amended and restated stockholders agreement (the "Amended and Restated Stockholders Agreement"), to be entered into among DFR, CIFC Parent and Bounty, and including the

DEERFIELD CAPITAL CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

transactions contemplated therein and (iii) certain amendments to our charter. Additional closing conditions include (i) the absence of certain governmental constraints, (ii) the absence of a material adverse effect on the business of CIFC or DFR, (iii) the procurement of certain consents by CIFC and DFR, respectively (iv), subject to certain materiality exceptions, the accuracy of the representations and warranties made by CIFC and DFR, respectively, and compliance by CIFC and DFR with their respective obligations under the Merger Agreement, and (v) other customary conditions.

        The Merger Agreement contains certain termination rights for CIFC and DFR, including a right to terminate the Merger Agreement if the Proposed Merger has not closed by May 31, 2010. The Merger Agreement also provides that upon the termination of the Merger Agreement under specified circumstances, we will be required to pay to CIFC a termination fee in the amount of $3.0 million, plus any reasonable and documented out-of-pocket legal fees and expenses incurred by CIFC to enforce payment of such termination fee. Upon the closing of the Proposed Merger, we will pay the reasonable and documented out-of-pocket costs and expenses incurred by CIFC, CIFC Parent and Bounty in connection with the Merger Agreement and the transactions contemplated by the Merger Agreement.

        In connection with the Proposed Merger, Bounty has waived certain antidilution rights under the terms of our Convertible Notes to the extent such rights may have been applicable as a result of the issuance of the Stock Consideration.

24.   SUBSEQUENT EVENTS

        In connection with the preparation of the consolidated financial statements in accordance with ASC Topic 855—Subsequent Events, we evaluated subsequent events after the balance sheet date of December 31, 2010. There have been no other significant subsequent events since December 31, 2010 that require adjustment to or additional disclosure in these consolidated financial statements.

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

Management's Annual Report on Internal Control over Financial Reporting

        We are responsible for establishing and maintaining adequate internal control over financial reporting for our company as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with participation of our Chief Executive Officer and our Interim Chief Financial Officer we assessed the effectiveness of internal control over financial reporting as of December 31, 2010. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment under the framework in Internal Control—Integrated Framework, we concluded that our internal control over financial reporting was effective as of December 31, 2010.

Attestation of Independent Public Accounting Firm

        The effectiveness of internal control over financial reporting as of December 31, 2010 has been audited by our independent registered public accounting firm as stated in their report that appears on page 58 of this Annual Report.

Change in Internal Control Over Financial Reporting

        There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.    OTHER INFORMATION

        In the fourth quarter of 2010, we changed the presentation of the CIP CDOs preference share distributions from a direct reduction of appropriated retained earnings of Consolidated Investment Products within the consolidated statements of stockholders' equity to a loss within net gain (loss) on investments, loans, derivatives and liabilities on the consolidated statements of operations and a corresponding increase in net loss attributable to noncontrolling interest and Consolidated Investment Products. This correction had no impact on net income attributable to Deerfield Capital Corp. CIP CDO preference share distributions aggregated $5.6 million, $9.4 million and $17.6 million for the three months ended March 31, June 30 and September 30, 2010, respectively, and these amounts will be reflected appropriately in our quarterly reports on Form 10-Q during 2011.

PART III

ITEM 10.    DIRECTORS, OFFICERS AND CORPORATE GOVERNANCE

Directors

        The following table lists the name, age, term of office, business background and specific individual qualifications and skills of each of our current directors:

Name	Age	Biography
Class I Directors (term expires at the 2011 Annual Meeting)

Richard A. Mandell	68	Mr. Mandell has been a member of our Board since June 2010. Mr. Mandell has served on the Board of Directors of Hampshire Group, Ltd. since April 2008, served as its President and Chief Executive Officer from April 2009 to July 2009, and was appointed Chairman of the Hampshire Group, Ltd. Board in February 2010. Mr. Mandell also has served as a Director of Encore Capital Group, Inc. since June 2001. He served as a Director of Trian Acquisition I Corp. from January 2008 until January 2010, a Director of Smith & Wollensky Restaurant Group, Inc. from 2003 until January 2008, a Director of Sbarro, Inc. from March 1986 until January 2007 and has been a private investor and financial consultant. Mr. Mandell was a Vice President-Private Investments of Clariden Asset Management (NY) Inc., a subsidiary of Clariden Bank, a private Swiss bank, from January 1996 until February 1998. From 1982 until June 1995, Mr. Mandell served as a Managing Director of Prudential Securities Incorporated, an investment banking firm. Mr. Mandell holds a BSE degree from the Wharton School of the University of Pennsylvania and is a Certified Public Accountant. Mr. Mandell brings to the Board extensive investment banking experience and prior experience as a director of three other public companies, including service on other audit committees.
Peter H. Rothschild	55
		Mr. Rothschild has been a member of our Board since December 2004 and the Interim Chairman of our Board since April 2007. Mr. Rothschild has been the Managing Member of Daroth Capital LLC, a financial services company, since its founding in 2001 and the President and CEO of its wholly-owned subsidiary, Daroth Capital Advisors LLC, a securities broker-dealer, since 2002. Prior to founding Daroth Capital, Mr. Rothschild was a Managing Director and Co-Head of the Leveraged Finance and Industrial Finance groups at Wasserstein, Perella, the predecessor company to Dresdner Kleinwort Wasserstein and was with the organization from 1996 to 2001. From 1990 to 1996, Mr. Rothschild was a Senior Managing Director and Head of the Natural Resources Group at Bear, Stearns & Co. Inc. and was one of the founders of the firm's Leveraged Finance and Financial Buyer Coverage groups. From 1984 to 1990, Mr. Rothschild was a Managing Director and Head of the Industrial Group at Drexel Burnham Lambert. Mr. Rothschild previously served on the board of directors of Wendy's International, Inc. from March 2006 to September 2008 and currently serves as a Director of Wendy's/Arby's Group, Inc. since May 2010. Mr. Rothschild brings to the Board extensive investment banking and financial experience obtained from leadership roles at investment banking firms and service on the boards of directors of other public companies.

Name	Age	Biography
Daniel K. Schrupp	44	Mr. Schrupp has been a member of our Board since June 2010. Mr. Schrupp has been the Senior Credit Officer of Lucida plc, a specialty UK insurance company, focusing on the growing pension buy-out market, since June 2008. At Lucida, Mr. Schrupp is responsible for its approximately GBP 1.1 billion investment portfolio which is invested in a broad range of credit-related instruments including leveraged loans, high yield and investment grade bonds and asset-backed securities. From July 2004 through May 2008, Mr. Schrupp was the Senior Portfolio Manager of a $4.5 billion leveraged loan portfolio at Aozora Bank Ltd., a $60 billion in assets Japanese commercial bank, and at the bank's investment subsidiary, Aozora Investment Management Ltd., which he co-founded. Prior to that, Mr. Schrupp held investment banking positions, primarily focused on debt-capital raising activities, at Glocap Advisors, a boutique banking firm focused on the middle market (2002-2004), CIBC World Markets Corp. (1998-2001) and Salomon Brothers Inc. (1994-1997). Mr. Schrupp received a B.A. in Economics from Yale University and an M.B.A. from The Tuck School at Dartmouth College. Mr. Schrupp brings to the Board extensive credit-related investment and corporate transaction experience obtained from leadership roles at investment managers and investment banking firms.
Class II Directors (term expires at the 2012 Annual Meeting)

Robert E. Fischer	80
		Mr. Fischer has been a member of our Board since December 2004. Since May 2009, he has served as Of Counsel to the law firm of Cozen O'Connor. From 1998 to 2009, he served as Of Counsel to WolfBlock LLP (whose New York office was acquired by Cozen O'Connor) where he served as a senior member in the Corporate Practice Group. From 1961 to 1998, Mr. Fischer was managing partner of the law firm of Lowenthal, Landau, Fischer & Bring P.C., which merged with WolfBlock LLP in 1998. Until October 2008, Mr. Fischer served as a board member of a trust established to oversee the liquidation of assets of Allegiance Telecom Inc. and its subsidiaries. He has also previously served on the board and audit committee of the DLJ International Fund (from June 1995 to November 2000), the DLJ Emerging Markets Fund (from June 1995 to November 2000) and the DLJ High Yield Bond Fund (from July 1998 to November 2000). Mr. Fischer brings to the Board extensive legal and financial experience obtained from leadership positions at law firms and service on the audit committees of investment funds.
Andrew Intrater	48
		Mr. Intrater has been a member of our Board since June 2010. Mr. Intrater has been the Chief Executive Officer of Columbus Nova, a private investment firm since January 2000. Mr. Intrater is also a former director of Renova Management, a global leader in energy, base metals and mining industries, and also currently a member of the Executive Board of Renova Management. Columbus Nova is the U.S.-based affiliate of the Renova Group of companies, one of the largest Russian strategic investors in the metallurgical, oil, machine engineering, mining, chemical, construction, housing & utilities and financial sectors, with net assets of over $14 billion. Mr. Intrater has been a member of the Boards of Directors of HQ Sustainable Maritime Industries since 2007, Cyalume Technologies, Inc. since 2010 and Renova Media Enterprises since 2007. From March 1993 until the

Name	Age	Biography
		end of 1999, Mr. Intrater served as President and Chief Operating Officer of Oryx Technology Corp., and its predecessor, ATI, a leading manufacturer of semi-conductor testing equipment, based in Silicon Valley. From 1992 to 2009, Mr. Intrater was a member of the Board of Directors of Oryx Technology Corp., and Ethertouch, Ltd. Mr. Intrater also served as Chairman of the Board of Directors of Moscow Cablecom Corp. from 2005 to 2007. Since June 2006, Mr. Intrater served on the Board of Directors of White Energy, Inc. In May 2009, White Energy filed for protection under Chapter 11 of the US Bankruptcy Code. Mr. Intrater received a B.S. from Rutgers University. Mr. Intrater brings to the Board over 25 years of experience in general management, including business and transaction experience obtained from leadership roles in the technology and asset management sectors, as well as over 16 years of service on the boards of directors of other public companies.
Stuart I. Oran	60
		Mr. Oran has been a member of our Board since May 2009. He is the Managing Member of Roxbury Capital Group LLC, a New York based merchant banking firm that he founded in April 2002. Mr. Oran is also a co-founder of Bond Street Holdings LLC, a bank holding company formed to acquire failed banks in FDIC-assisted transactions. Mr. Oran currently serves as the Chief Administrative Officer of Premier American Bank, N.A., a subsidiary of Bond Street. From 1994 to 2002, Mr. Oran held a number of senior executive positions at UAL Corporation and its operating subsidiary, United Airlines. During that period, Mr. Oran also served as a director of United Airlines (the operating subsidiary) and several of its subsidiaries and on the Management Committee, Risk Management Committee and Alternative Asset Investment Committee of UAL. Prior to joining UAL and United, Mr. Oran was a corporate partner at the New York law firm of Paul, Weiss, Rifkind, Wharton & Garrison LLP, with a corporate finance, M&A and restructuring practice representing major corporations, private equity firms and global financial institutions. Mr. Oran is currently a director and member of the Audit Committee of Red Robin Gourmet Burgers, Inc. During the past five years, Mr. Oran has also served on the Boards of Directors of Wendy's International, Inc. (from March 2006 to September 2008), Spirit Airlines (from March 2004 to present), Polaris Acquisition Corp. (now Hughes Telematics) (from July 2007 to May 2009), Premier American Bank, N.A. (from January 2009 to present) and the Board of Managers of Fontainebleau Resorts LLC (from January 2009 to present). Mr. Oran brings to the Board extensive business, legal, financial and transaction experience obtained from leadership roles at merchant banking firms, law firms and service on the boards of directors of other public companies.
Class III Directors (term expires at 2013 Annual Meeting)

Jason Epstein	37
		Mr. Epstein has been a member of our Board since June 2010. Mr. Epstein has been a Senior Managing Partner of Columbus Nova, primarily responsible for private investment activities, since 2002. In 1998, Mr. Epstein founded eLink Communications, a provider of broadband, networking and application services, and served as its Chief Executive Officer for three years, until September 2001. Before founding eLink, Mr. Epstein was also an initial employee of Catalyst

Name	Age	Biography
		Health Solutions, Inc., a full-service pharmacy management company. Since June 2006, Mr. Epstein served on the Board of Directors of White Energy, Inc. In May 2009, White Energy filed for protection under Chapter 11 of the US Bankruptcy Code. Since 2008, Mr. Epstein has been a board member of Cyalume Technologies Holdings, Inc. Mr. Epstein received a B.A. from Tufts University and currently serves on the University's Board of Overseers of the School of Liberal Arts. Mr. Epstein brings to the Board extensive business and transaction experience obtained from leadership roles in the telecommunications, healthcare and asset management sectors, as well as service on various boards of directors of portfolio companies.
Robert B. Machinist	58
		Mr. Machinist has been a member of our Board since December 2004. He is currently Chairman of the Board of Advisors of MESA, a leading merchant bank specializing in media and entertainment industry transactions. Mr. Machinist also runs a private family investment company. In addition, he is a member of the boards of directors of United Pacific Industries, a publicly-listed Hong Kong company, and Maimonides Medical Center. He was the Chairman of Atrinsic, a publicly-listed interactive media company, through 2008. From 1998 to December 2001, Mr. Machinist was Managing Director and Head of Investment Banking for the Bank of New York and its Capital Markets division. From January 1986 to November 1998, he was President and one of the principal founders of Patricof & Co. Capital Corp. (and its successor companies), a multinational investment banking business, until its acquisition by the Bank of New York. Mr. Machinist received a B.A. from Vassar College. Mr. Machinist brings to the Board extensive capital markets and investment banking expertise and financial skills obtained through leadership positions with investment and merchant banking firms and service on the board of directors of other public companies.
Jonathan W. Trutter	53
		Mr. Trutter is our Chief Executive Officer and a member of our Board. Mr. Trutter has been a member of our Board since November 2004 and our Chief Executive Officer since December 2004. Mr. Trutter is also the Chief Executive Officer and Chief Investment Officer of DCM and Co-Head of DCM's bank loan investment team. Mr. Trutter joined DCM in 2000. From 1989 to 2000, he was a Managing Director of Scudder Kemper Investments, an investment manager, where he directed the Bank Loan / Private Placement Department. Over the last ten years Mr. Trutter has held leadership roles within the Company through which he has obtained a detailed knowledge and valuable perspective and insight into our business and strategy. Mr. Trutter received a B.A. from the University of Southern California and an M.M. from the J.L. Kellogg Graduate School of Management at Northwestern University. He is a Certified Public Accountant.

Executive Officers

        The following table lists our executive officers and shows their names, ages, positions and business backgrounds for the last five years. They serve at our Board's discretion.

Name	Age	Position(s) Held & Biography
Jonathan W. Trutter	53	Biographical Information for Jonathan W. Trutter is provided under "Directors" above.
Robert A. Contreras	41
		Senior Vice President, General Counsel and Secretary. Mr. Contreras has held these positions since November 2008. He is also the General Counsel and a Managing Director of DCM. He has held the General Counsel position at DCM since May 2008. Mr. Contreras has been employed by DCM since August 2000, in various legal positions including as Deputy General Counsel and Associate General Counsel. Mr. Contreras received a B.S. in finance from Indiana University and his J.D. from Loyola University of Chicago School of Law.
Kenneth R. Posner	63
		Interim Chief Financial Officer. Mr. Posner has been a partner in the executive services firm SFN Professional Services LLC, d/b/a Tatum ("Tatum"), since 2006. Mr. Posner serves as our Interim Chief Financial Officer pursuant to an Interim Services Agreement between the Company and Tatum which outlines the terms and conditions of Mr. Posner's services to the Company. Through his affiliation with Tatum, Mr. Posner has served in temporary assignments as a leader of a team within the Finance Department of National Express Corporation North America and as Operations Manager and Controller of Jet Support Services, Inc. Previously, Mr. Posner served from 2003 to 2005 as Senior Vice President of Finance and Administration and Chief Financial Officer of Rewards Network Inc. and from 2001 to 2004 as President, Chief Executive Officer and Chief Financial Officer of Chart House Enterprises, Inc. From 1999 to 2000, Mr. Posner served as Executive Vice President and Chief Financial Officer of Lodgian, Inc. He also served as Senior Vice President of Finance and Treasurer of H Group Holding, Inc. from 1981 to 1999. Prior thereto, Mr. Posner was an audit partner with Laventhol & Horwath. Mr. Posner received a B.S. with a major in accounting from Southern Illinois University. He is a Certified Public Accountant.
Dan M. Hattori	46
		Chief Operating Officer of DCM. Mr. Hattori is the Chief Operating Officer and Chief Risk Officer of DCM and has held these positions since August 2010. Mr. Hattori is responsible for operations, risk management and systems and chairs DCM's Risk Management Committee. Mr. Hattori joined DCM in 2000 as a bank loan credit analyst. Mr. Hattori received his B.S. with a major in finance and an M.B.A. with emphasis in international marketing and finance from DePaul University.
Aaron D. Peck	40
		Co-Chief Investment Officer of DCM. Mr. Peck is Co-Chief Investment Officer and Senior Portfolio Manager of DCM and has held these positions since May 2009. Mr. Peck is responsible for overseeing the our principal investing portfolio and the development of new business, corporate strategy and financing. Mr. Peck joined DCM in 2004 as a senior portfolio manager. Mr. Peck received an M.B.A. in finance with honors from the University of Chicago and a B.S. in commerce from the McIntire School of Commerce at the University of Virginia.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16 of the Exchange Act, requires our directors, executive officers, and persons beneficially owning more than 10% of our Common Stock (reporting persons) to file with the SEC, by specified due dates, reports of ownership of our stock and changes in that ownership, as well as reports on SEC Form 3 of their becoming a reporting person whether or not they own any of our stock on that date. They also must furnish us with copies of these reports. Based solely on our review of these filed reports and written representations from reporting persons that all reportable transactions were reported, we believe that during the fiscal year ended December 31, 2010, our reporting persons timely filed all reports they were required to file under Section 16(a) of the Exchange Act.

Code of Ethics and Corporate Governance

        We have adopted codes of ethics that apply to all of our officers and directors, including our and DCM's employees and directors. Our codes include a Code of Ethics, as defined in Item 406 or Regulation S-K that applies to our principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions. We also have adopted Corporate Governance Guidelines. All of our corporate governance documents, including the Code of Ethics, the Corporate Governance Guidelines and committee charters are available free of charge on our website at www.deerfieldcapital.com and will be provided free of charge to any stockholder requesting copies by writing to: Attn: Investor Relations, Deerfield Capital Corp., 6250 North River Road, 12th Floor, Rosemont, Illinois 60018. Any waiver granted by us to our principal executive officer, principal financial officer, principal accounting officer or controller under the Code of Ethics, or certain amendments to the Code of Ethics or our other corporate governance documents that are required to be disclosed pursuant to the rules of the SEC or NASDAQ, will be disclosed on our website at www.deerfieldcapital.com under the section entitled "DFR Stockholder Info—Corporate Governance." The information on our website is not incorporated into this Annual Report.

Director Nominee Process

        There have been no material changes to the previously disclosed procedures by which our stockholders may recommend nominees to our Board.

Audit Committee

        We have a separately-designated standing Audit Committee of our Board. The current members of the Audit Committee are Robert B. Machinist, Richard A. Mandell, Stuart I. Oran and Daniel K. Schrupp. Our Board has determined that each member of the Audit Committee is independent, as that term is defined under the enhanced independence requirements for audit committee members set forth in applicable SEC rules, in the NASDAQ Listing Rules and our Corporate Governance Guidelines, and that each member of the Audit Committee is able to read and understand fundamental financial statements (i.e., financially literate). In addition, our Board has determined that Robert B. Machinist, the current chairperson of the Audit Committee, is an "audit committee financial expert," as that term is defined by the SEC. A copy of the charter of the Audit Committee is available free of charge on our website at www.deerfieldcapital.com, under the section entitled "DFR Stockholder Info—Corporate Governance."

ITEM 11.    EXECUTIVE COMPENSATION

Summary Compensation Table

        The following Summary Compensation Table discloses the compensation information for the fiscal years 2010 and 2009 for our principal executive officer ("PEO") and the two most highly compensated executive officers other than the PEO who were serving as executive officers at the end of the last completed fiscal year. In accordance with SEC rules, 2009 compensation information is not presented for Mr. Hattori because he was not a named executive officer in that year.

Name and Principal Position	Year	Salary ($)	Bonus ($)	All Other Compensation (4)($)	Total ($)
Jonathan W. Trutter(1)	2010	450,000	883,750	17,271	1,351,021
Chief Executive Officer	2009	450,000	2,783,750	14,310	3,248,060
Robert A. Contreras(2)	2010	271,154	425,000	4,365	700,519
Senior Vice President, General Counsel and Secretary	2009	210,417	187,500	4,365	402,282
Dan M. Hattori(3)	2010	375,000	333,000	4,365	712,365
Chief Operating Officer of DCM

(1)
Based on performance in 2010, the compensation committee of our Board (the "Compensation Committee") awarded Mr. Trutter an annual bonus of $783,750. In addition, during 2010, Mr. Trutter received a discretionary bonus of $100,000 upon completion of the CNCIM Acquisition. Pursuant to the terms of his employment agreement, Mr. Trutter earned a retention bonus of $2,000,000 in 2009, as a result of remaining employed by DCM from 2004 through June 25, 2009. In addition, in accordance with his employment agreement, Mr. Trutter received a guaranteed bonus of $783,750 for 2009.

(2)
Based on performance in 2010, the Compensation Committee awarded Mr. Contreras an annual bonus of $325,000. In addition, during 2010, Mr. Contreras received a discretionary bonus of $100,000 upon completion of the CNCIM Acquisition.

(3)
Based on performance in 2010, the Compensation Committee awarded Mr. Hattori an annual bonus of $333,000.

(4)
Other compensation is comprised of 401(k) plan matching contributions, company paid life insurance premiums, and in the case of Mr. Trutter, dividends and interest associated with a restricted stock award.

  General Compensation Information

        Base salaries in 2010 generally remained at their 2009 levels other than nominal increases to reflect adjustments within specific departments. The Compensation Committee, in its discretion, also considers the level of a named executive officer's base salary in determining the potential annual or retention bonus, such that the total cash compensation per year retains some level of parity from executive to executive for comparable positions and responsibilities. In conjunction with the CNCIM Acquisition, the Compensation Committee awarded a special bonus to certain directors and officers during 2010.

        Although DCM had not made equity grants to individual employees in the past, on April 18, 2008, we granted performance shares in the form of restricted stock units ("Performance Shares") to certain of DCM's employees (including to certain of our named executive officers) in lieu of cash as partial payment of their fiscal year 2007 bonus. The Performance Shares represented the right to receive shares of our common stock on March 3, 2011, subject to forfeiture and acceleration upon specified events. In settlement of the Performance Share awards granted in 2008, we issued 163,709 shares of common stock on March 3, 2011, which amount was net of common stock withheld to satisfy tax withholding obligations, to certain current and past employees of DCM and certain current and past directors and officers DFR. This included the issuance of 36,544 and 3,317 shares of common stock to Messrs. Trutter and Contreras, respectively. We did not make any equity grants to named executive officers in 2009 or 2010.

        Except as set forth below, we do not have any severance or change-in-control arrangements with our named executive officers. We expect that the adoption of any such arrangement or the incorporation of any such provisions in future agreements will be approved by the Compensation Committee. Severance or change-in-control provisions will in general only be approved in those cases where the Compensation Committee believes the benefits of such arrangements, including attracting or retaining key employees, outweigh the costs. The grant agreements with respect to the Performance Shares included provisions that either accelerate the distribution of the underlying common stock or require cash distributions in lieu of common stock upon the occurrence of certain changes-in-control.

        Our named executive officers participate in other employee benefit plans generally available to all employees on the same terms, such as medical, dental, life, disability insurance programs and a 401(k) plan. We do not provide our named executive officers with significant perquisites or similar personal benefits.

  Mr. Trutter's Employment Agreement

        Pursuant to our 2004 employment agreement with Mr. Trutter, as amended, Mr. Trutter received a guaranteed bonus of $783,750 for services rendered during 2009 (an amount equal to his minimum guaranteed 2008 bonus) and was entitled to a guaranteed bonus of $391,875 for services rendered during 2010 (one-half of his minimum guaranteed 2008 bonus level). These amounts were determined in connection with the negotiation of the amendment of his employment agreement in 2009, pursuant to which he also committed to invest $500,000 in DPLC to which we had committed to invest a certain minimum amount. In addition, Mr. Trutter's employment agreement provided for a retention bonus of $2,000,000 in 2009 if he remained employed by DCM and its affiliates through June 25, 2009.

        Pursuant to Mr. Trutter's employment agreement, which expired on December 31, 2010, in the event that he was terminated without "Cause" or resigned for "Good Reason," Mr. Trutter would be entitled to receive (i) any due but unpaid portion of his guaranteed bonus payments of $783,750 for fiscal year 2009 and $391,875 for fiscal year 2010 in accordance with our normal bonus payment practices and (ii) the base salary of $416,250 per year that he would have received through December 31, 2010 in accordance with our normal payroll practices. However, if such termination or resignation was in connection with a change of control, Mr. Trutter would have been entitled to receive a guaranteed bonus payment of $783,750 for fiscal year 2010.

        Mr. Trutter's employment agreement defined "Cause" as (i) his breach of any material provision thereof, (ii) his commission of a felony or violation of certain laws, (iii) his failure to substantially comply, in certain circumstances, with our written rules, regulations or policies, (iv) his failure to comply with our policies with respect to insider trading, (v) his material misrepresentation at any time to any member of the Board or any superior executive officer, (vi) his willful failure or refusal to comply with his material obligations thereunder or a reasonable and lawful instruction of the Board or (vii) his commission of certain acts of fraud or gross negligence or other actions that are detrimental to us. Mr. Trutter's employment agreement defined "Good Reason" as (i) a reduction in his base salary, (ii) any adverse change in his title or responsibilities, (iii) any requirement that he be based anywhere more than 50 miles outside of Chicago, Illinois or (iv) our failure to pay his base salary or guaranteed bonus when due.

        Mr. Trutter's employment agreement also provided for salary continuation payments through December 31, 2010 in accordance with our normal payroll payment practices. Mr. Trutter is prohibited from performing competing investment management services following termination of employment until the earlier of (i) six months following the last salary continuation payment and (ii) July 1, 2011. He is also subject to certain other non-competition and non-solicitation obligations until the earlier of (i) two years following a termination of employment and (ii) December 31, 2012.

        The employment agreement with Mr. Trutter provided for bonus continuation payments of $783,750 for 2009 and $391,875 for 2010 (or $783,750 for 2010 in the event of a change of control) payable no later than March 15, 2010 and 2011, respectively.

  Mr. Contreras' Employment Agreement

        We entered into an employment agreement with Mr. Contreras effective as of June 30, 2010 and lasting until December 31, 2011. Mr. Contreras' base salary is set at no less than $300,000 per year. Mr. Contreras is eligible to participate in all bonus programs and is guaranteed to earn a bonus amount of at least $200,000 for each of 2010 and 2011. If Mr. Contreras earlier terminates his employment with us for "Good Reason" or is terminated by us without "Cause," he will receive his base salary through the end of the employment term and any guaranteed bonus amounts not theretofore paid. If Mr. Contreras' employment is terminated on account of death or disability, he will receive only his accrued but unpaid base salary and the pro rata portion of any guaranteed bonus amounts already earned. He is also subject to certain other non-competition and non-solicitation obligations until the earlier of (i) six months following a termination of employment and (ii) June 30, 2012.

        Mr. Contreras' employment agreement defines "Cause" as (i) his breach of any material provision thereof, (ii) his commission of a felony or violation of certain laws, (iii) his failure to substantially comply, in certain circumstances, with our written rules, regulations or policies, (iv) his failure to comply with our policies with respect to insider trading, (v) his willful material misrepresentation at any time to any member of the Board or any superior executive officer, (vi) his willful failure or refusal to comply with his material obligations thereunder or a reasonable and lawful instruction of the Board or (vii) his commission of certain acts of fraud or gross negligence or other actions that are detrimental to us. Mr. Contreras' employment agreement defines "Good Reason" as (i) a reduction in his base salary, (ii) a material adverse change in his title or responsibilities, (iii) any requirement that he be based anywhere more than 50 miles outside of Chicago, Illinois or (iv) our failure to pay his base salary or guaranteed bonus when due.

  Mr. Hattori's Employment Agreement

        We entered into a letter agreement with Mr. Hattori dated March 25, 2009 to confirm the termination of his previous employment agreement dated June 1, 2006 and to confirm the terms of his employment with us effective as of March 1, 2009. Pursuant to his termination of the prior employment agreement, Mr. Hattori received a non-extension fee of $300,000 to be paid in installments, with the final $75,000 installment payable on March 15, 2010. The only surviving provision from Mr. Hattori's prior employment agreement is Mr. Hattori's right to receive tax equalization payments for so long as he is subject to taxation in the United Kingdom on amounts of compensation we paid to him. Mr. Hattori was also guaranteed a bonus of at least $180,000 for the 2010 calendar year, pro-rated for any earlier termination by us other than for "Cause" or by Mr. Hattori for "Good Reason" or upon his disability.

        Mr. Hattori's employment agreement defined "Cause" as (i) his breach of any material provision thereof, (ii) his commission of a felony or violation of certain laws, (iii) his failure to substantially comply, in certain circumstances, with our written rules, regulations or policies, (iv) his failure to comply with our policies with respect to insider trading, (v) his willful material misrepresentation at any time to any member of the Board or any superior executive officer, (vi) his willful failure or refusal to comply with his material obligations thereunder or a reasonable and lawful instruction of the Board or (vii) his commission of certain acts of fraud or gross negligence or other actions that are detrimental to us. Mr. Hattori's employment agreement defined "Good Reason" as (i) a reduction in his base salary, (ii) a material adverse change in his title or responsibilities, (iii) any requirement that he be based anywhere more than 50 miles outside of Chicago, Illinois or London, England, or (iv) our failure to pay his base salary or guaranteed bonus when due.

  Performance Shares Agreement

        The Performance Shares granted to officers and directors are subject to an accelerated settlement upon a change of control as defined in the agreement. The definition of a change of control for these purposes means (i) the ownership or acquisition by any person (other than a qualified affiliate) of more than fifty percent (50%) of our then outstanding voting securities, (ii) the merger or consolidation of DFR with or into any other person (other than a qualified affiliate), if, immediately following the merger or consolidation, persons who did not own outstanding voting securities immediately before the merger or consolidation directly or indirectly own more than fifty percent (50%) of the outstanding shares of voting stock of the surviving entity, (iii) any one or a series of related sales or conveyances to any person (other than any one or more qualified affiliates) of all or substantially all of the assets of DFR, (iv) the complete liquidation or dissolution of DFR, or (v) continuing directors cease to be a majority of the Board. The Proposed Merger will not result in a change of control under the terms of the Performance Shares awards.

Outstanding Equity Awards at 2010 Fiscal Year-End

	Restricted Stock Units
Name	No. of shares or units of stock that have not vested (#)(1)	Market value of shares of units of stock that have not vested ($)(2)
Jonathan W. Trutter	56,790	369,135
Robert A. Contreras	5,086	33,059
Dan M. Hattori	—	—

(1)
Performance Shares in the form of restricted stock units were awarded to the named executive officers pursuant to our Stock Incentive Plan as partial payment of their respective bonuses for fiscal year 2007, which would otherwise have been payable in cash. Each Performance Share awarded represented the right to receive one share of our common stock on March 3, 2011, subject to forfeiture only in the case of termination for cause or acceleration upon specified conditions. The number of Performances Shares granted was subject to adjustment for dividends or other distributions paid between March 3, 2008 and March 3, 2011 and could also be adjusted, as determined by our Board, in connection with any stock dividends, stock splits, subdivisions or consolidations of shares (including reverse stock splits) or similar changes in our capitalization. The number of Performance Shares was adjusted to reflect the 1-for-10 reverse stock split that we effected after the close of business on October 16, 2008. The numbers of performance shares reported include 9,023 and 808 performance shares for Messrs. Trutter and Contreras, respectively, that were acquired in connection with the reinvestment of dividend equivalents when a dividend was paid to our common stockholders in October 2008. On March 3, 2011, we issued 36,544 and 3,317 shares of common stock to Messrs. Trutter and Contreras, respectively, to satisfy the Performance Share grants, which amounts were net of common stock withheld to satisfy tax withholding obligations.

(2)
The market value is as of December 31, 2010.

2010 Director Compensation(1)

Name	Fees earned or paid in cash	Stock awards(11)	Total
Robert E. Fischer(2)	$303,500	$50,000	$353,500
Robert B. Machinist(3)	$262,500	$50,000	$312,500
Stuart I. Oran(4)	$295,907	$50,000	$345,907
Peter H. Rothschild(5)	$1,236,667	$50,000	$1,286,667
Directors serving less than the full fiscal year
Jason Epstein(6)	$110,929	$50,000	$160,929
Andrew Intrater(7)	$48,429	$50,000	$98,429
Richard A. Mandell(8)	$101,429	$50,000	$151,429
Daniel K. Schrupp(9)	$102,429	$50,000	$152,429
Peter W. May(10)	$46,665	$—	$46,665

(1)
No director compensation was earned by Mr. Trutter in 2010. Each director other than Messrs. Trutter and Rothschild earned a cash retainer of $65,000 (pro-rated for partial years).

(2)
Mr. Fischer, as the chairperson of the Nominating Committee, earned an additional cash retainer of $15,000, for a total 2010 cash retainer of $80,000. In addition, Mr. Fischer earned fees totaling $187,500 during 2010 for his services as a member of our CNCIM Acquisition Committee, our CIFC Merger Committee and our SEC Investigation Committee. Mr. Fischer also earned other meeting fees of $36,000 during 2010.

(3)
Mr. Machinist, as the chairperson of the Audit Committee, earned an additional cash retainer of $25,000, for a total 2010 cash retainer of $90,000. In addition, Mr. Machinist was the chairperson of our CNCIM Acquisition Committee and earned additional fees of $135,000 for his services during 2010. Mr. Machinist also earned other meeting fees of $37,500 during 2010.

(4)
Mr. Oran, as the chairperson of the Compensation Committee starting June 9, 2010, earned a pro-rated additional cash retainer of $8,407, for a total 2010 cash retainer of $73,407. In addition, Mr. Oran earned fees totaling $187,500 during 2010 for his services as a member of our CNCIM Acquisition Committee, our CIFC Merger Committee and our SEC Investigation Committee. Mr. Oran also earned other meeting fees of $35,000 during 2010.

(5)
Mr. Rothschild, as our Interim Chairman and pursuant to the 2010 Rothschild Compensation Agreement, earned a base fee of $500,000 and an additional expense reimbursement of $120,000. Mr. Rothschild was also the chairperson of our CIFC Merger Committee and earned fees of $66,667 for his services. In addition, during 2010, Mr. Rothschild received a discretionary bonus of $550,000 upon completion of the CNCIM Acquisition. See "Transactions With Related Persons and Certain Control Persons" herein for a discussion of the 2010 Rothschild Compensation Agreement and additional information regarding Mr. Rothschild's compensation.

(6)
Mr. Epstein, a director from June 9, 2010 to fiscal year end earned a pro-rated cash retainer for 2010 equal to $36,429. In addition, Mr. Epstein earned fees of $62,500 for his services as a member of our SEC Investigation Committee. Mr. Epstein also earned other meeting fees of $12,000 during 2010. Mr. Epstein directs that fees related to his services as director be paid to Renova U.S. Management LLC and thus does not directly receive compensation for his services.

(7)
Mr. Intrater, a director from June 9, 2010 to fiscal year end earned a pro-rated cash retainer for 2010 equal to $36,429. Mr. Intrater also earned other meeting fees of $12,000 during 2010. Mr. Intrater directs that fees related to his services as director be paid to Renova U.S. Management LLC and thus does not directly receive compensation for his services.

(8)
Mr. Mandell, a director from June 9, 2010 to fiscal year end earned a pro-rated cash retainer for 2010 equal to $36,429. In addition, Mr. Mandell earned fees of $50,000 for his services as a member of our CIFC Merger Committee. Mr. Mandell also earned other meeting fees of $15,000 during 2010.

(9)
Mr. Schrupp, a director from June 9, 2010 to fiscal year end earned a pro-rated cash retainer for 2010 equal to $36,429. In addition, Mr. Schrupp earned fees of $50,000 for his services as a member of our CIFC Merger Committee. Mr. Schrupp also earned other meeting fees of $16,000 during 2010.

(10)
Mr. May resigned as a director on June 9, 2010 and received a pro-rated cash retainer of $35,165 for 2010, including a pro-rated retainer of $6,593 as chairperson of the Compensation Committee. Mr. May also earned other meeting fees of $11,500 during 2010.

(11)
In June 2010, we granted each director other than Mr. Trutter Performance Shares worth $50,000. The Performance Shares vested on the date of the grant. Each of the Performance Shares represents the right to receive one share of our common stock on June 16, 2013, subject to forfeiture and acceleration upon the occurrence of certain specified events. The closing price on NASDAQ of our common stock on the grant date was $4.50 per share, resulting in 11,111 Performance Shares issued per director. As of December 31, 2010, Mr. Epstein owned 11,111 Performance Shares, Mr. Fischer owned 28,299 Performance Shares, Mr. Intrater owned 11,111 Performance Shares, Mr. Machinist owned 28,299 Performance Shares, Mr. Mandell owned 11,111 Performance Shares, Mr. May owned 17,188 Performance Shares, Mr. Oran owned 23,130 Performance Shares, Mr. Rothschild owned 28,299 Performance Shares and Mr. Schrupp owned 11,111 Performance Shares. See "Performance Shares Agreement" above for more information regarding potential acceleration of settlement of the Performance Shares.

  Narrative to Director's Compensation Table

        The table above describes the compensation earned by our directors in 2010. Our processes and procedures for considering and determining the amount of compensation we pay our non-employee directors consist of an annual review of director compensation by the Compensation Committee. Pursuant to its charter, the Compensation Committee recommends to the Board the compensation for the current year, and the Board makes a determination. The charter permits the Compensation Committee to delegate the consideration of director compensation to one or more subcommittees of the Compensation Committee, but to date, the Compensation Committee has not done so.

        In 2010, each director, other than Messrs. Trutter and Rothschild earned a cash retainer of $65,000 (pro-rated for partial years), a fee of $1,500 for each Board meeting attended (in person or by telephone) and a fee of $1,000 for each committee meeting attended (in person or by telephone) on a date that a Board meeting was not held. Under our policy, the $1,000 committee meeting fee is also earned on a date on which a Board meeting is held if the additional preparation time for the committee meeting is significant. We also reimburse our non-employee directors for their travel expenses related to attending Board and committee meetings. Each non-employee director's total 2010 compensation consisted of the committee fees and stock awards described herein and the cash retainers described in the table above. The table above includes fees earned in 2010 regardless of when those fees were actually paid.

  Special Committees of our Board of Directors

        In December 2009, we established a special committee of our Board (the "CNCIM Acquisition Committee") and delegated authority to the committee to evaluate and respond to proposals, participate in negotiations and reject or make a recommendation to the full Board relating to the CNCIM Acquisition. Members of the CNCIM Acquisition Committee earned $285,000 in total compensation for their services on this special committee during 2010, comprised of a $45,000 monthly fee for the chairperson of the special committee, subject to an aggregate cap of $180,000, and a $15,000 monthly fee for the other members of the committee.

        In May 2010, we established a special committee of our Board (the "SEC Investigation Committee") and delegated authority to the committee to monitor and evaluation negotiations with the SEC relating to the recently settled SEC investigation. Members of the SEC Investigation Committee earned $187,500 in total compensation for their services on this special committee during 2010, comprised of a $12,500 monthly fee for members of the committee.

        In September 2010, we established a special committee of our Board (the "CIFC Merger Committee") and delegated authority to the committee to represent our interests and those of our stockholders (other than Bounty) in connection with the Proposed Merger, lead and manage the negotiations of terms and conditions relating to the Proposed Merger, to determine whether the Proposed Merger is advisable and in the best interest of DFR and our stockholders (other than Bounty), and reject or make a recommendation to the full Board relating to the Proposed Merger. Members of the CIFC Merger Committee earned $266,667 in total compensation for their services on this special committee during 2010, comprised of a $20,000 monthly fee for the chairperson of the special committee and a $15,000 monthly fee for the other members of the committee.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Persons That Beneficially Own More Than 5% of Our Voting Securities

        The following table shows, as of the Record Date, the persons that are known to us to be the beneficial owners of more than 5% of our common stock, which is the only class of voting stock we have issued. Each share of our common stock is entitled to one vote. As of March 28, 2011, there were 11,164,521 shares of our common stock outstanding. The table is based on information available to us, including stockholder filings with the SEC under Section 13 of the Exchange Act.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Bounty Investments LLC(1), Santa Maria Overseas Ltd., Mayflower Trust, and TZ Columbus Services Limited, c/o Renova U.S. Management LLC, 601 Lexington Avenue, 58th Floor, New York, New York 10022 (for Bounty Investments LLC), 2nd Terrace West, Centreville, Nassau, Bahamas (for Santa Maria Oversees Ltd.), Morgan & Morgan Building, Pasea Estate, Road Town, Tortola, BVI (for Mayflower Trust and TZ Columbus Services Limited)	4,545,455	40.7%
The William and Claire Dart Foundation, The Robert C. Dart Family Trust, Copper Mountain Investments Ltd., Robert C. Dart, William A. Dart, and Claire T. Dart (collectively, the Dart Entities)(2), 500 Hogsback Road, Mason, Michigan 48854 (for the William and Claire Dart Foundation and The Robert C. Dart Family Trust, William A. Dart and Claire T. Dart), P.O. Box 31363, Grand Cayman, KY1-1206 Cayman Islands (for Copper Mountain Investments Ltd.) and P.O. Box 30229, Grand Cayman, KY1-1201 Cayman Islands (for Robert C. Dart)	916,465	8.2%
Harvest Capital Strategies LLC (formerly known as JMP Asset Management LLC)(3), 600 Montgomery Street, Suite 1100, San Francisco, California 94111	895,518	8.0%
Joseph A. Jolson(4), 600 Montgomery Street, Suite 2000, San Francisco, California 94111	692,196	6.2%

(1)
Based on a Schedule 13D/A filed on January 18, 2011 by Bounty, does not include 4,132,231 shares of common stock currently issuable upon conversion of $25 million in aggregate principal amount of our Convertible Notes based upon an initial conversion rate of 165.29 shares per $1,000 principal amount of such Convertible Notes that is subject to certain adjustments from time to time for specified events pursuant to the Convertible Notes Agreement, dated as of March 22, 2010, by and between us and Bounty.

Based on a Schedule 13D filed on January 18, 2011 by CIFC, solely as a result of the voting agreement by and between Bounty and CIFC dated December 21, 2010, each of CIFC, CIFC Parent, Charlesbank, Charlesbank CIFC Holdings, LLC, Charlesbank Equity Fund V, Limited Partnership, Charlesbank Equity Fund VI, Limited Partnership, CB Offshore Equity Fund VI, L.P., Charlesbank Coinvestment Partners, Limited Partnership and Charlesbank Equity Coinvestment Fund VI, Limited Partnership may be deemed for the purposes of Rule 13d-3 promulgated under the Exchange Act to beneficially own 4,290,317 shares of our common stock representing approximately 39% of our outstanding shares based on 11,000,812 shares outstanding as of December 21, 2010.

(2)
Based on a Schedule 13G/A filed on December 2, 2010, by each Dart Entity and other information. The Dart Entities file jointly because they may be regarded as a group. However, (a) the Robert C. Dart Family Trust, Copper Mountain Investments Ltd., William A. Dart, Claire T. Dart, and Robert C. Dart each disclaim beneficial ownership of the shares owned by the William and Claire Dart Foundation, (b) the William and Claire Dart Foundation disclaims beneficial ownership of the shares owned by the Robert C. Dart Family Trust, Copper Mountain Investments Ltd., William A. Dart, Claire T. Dart, and Robert C. Dart, and (c) the Robert C. Dart Family Trust and Copper Mountain Investments Ltd. each disclaim beneficial ownership of the shares owned by the other. Each of the Dart Entities disclaim membership in a group.

(3)
Based on a Schedule 13G filed on February 11, 2011 by Harvest Capital Strategies LLC ("HCS"). HCS filed the Schedule 13G because it acts as the investment adviser of one or more investment partnerships, pooled investment vehicles and/or one or more client accounts that beneficially hold common stock that equal the aggregate amount set forth in its Schedule 13G (the "Securities"). As investment advisor, HCS has been granted the authority to dispose of and vote the Securities. The investment partnerships, pooled investment vehicles and/or client accounts have the right to receive (or the power to direct the receipt of) dividends received in connection with ownership of the Securities, and the proceeds from the sale of the Securities.

(4)
Based on a Schedule 13G/A filed on February 11, 2011 by Joseph A. Jolson. Mr. Jolson has the sole voting and dispositive power for 692,196 shares. Mr. Jolson states in Schedule 13G that the filing shall not be deemed to constitute an admission that any of such individuals is, for any purpose, the beneficial owner of any of the securities to which the Schedule 13G/A relates, and expressly disclaims beneficial ownership of 100,000 shares held by the Jolson Family Foundation.

Ownership of Our Common Stock By Directors and Executive Officers

        The following table shows, as of March 28, 2011, the beneficial ownership of our common stock by our directors, our executive officers and all of our directors and executive officers as a group. None of the shares listed below has been pledged as security except as specifically described in the footnotes to this table and none of the directors or executive officers has the right to acquire beneficial ownership of any additional shares within 60 days after March 28, 2011. Unless indicated otherwise in the footnotes, the address of each individual listed in the table is c/o Deerfield Capital Corp., 6250 North River Road, 12th Floor, Rosemont, Illinois 60018.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(1)
Robert A. Contreras(2)	3,609	*
Jason Epstein(3)	—	*
Robert E. Fischer(4)	6,314	*
Dan M. Hattori	—	*
Andrew Intrater(3)	—	*
Robert B. Machinist(4)	5,969	*
Richard A. Mandell	—	*
Stuart I. Oran(5)	1,418	*
Aaron Peck(6)	5,933	*
Kenneth Posner	—	*
Peter H. Rothschild(7)	7,266	*
Daniel K. Schrupp	—	*
Jonathan W. Trutter(8)	62,507	*
All directors and executive officers as a group (13 persons)	93,016	*

*
Less than 1%.

(1)
Based on 11,164,521 shares of our common stock outstanding as of March 28, 2011. Does not include 321,292 shares of common stock available for future issuance under our Amended and Restated Stock Incentive Plan (the "Stock Incentive Plan"). As of March 28, 2011, 148,983 of those available shares are reserved for future issuance in connection with the Performance Shares in the form of restricted stock units granted to certain of our non-employee directors on May 9, 2008, May 19, 2009 and June 9, 2010.

(2)
Includes 3,317 shares of our common stock issued pursuant to a 2008 performance share award agreement under the Stock Incentive Plan, which amount net of common stock withheld to satisfy tax withholding obligations.

(3)
As of March 28, 2011, Mr. Epstein and Mr. Intrater do not beneficially own any of our securities. Mr. Epstein is a representative of Bounty and Mr. Intrater is the Chief Executive Officer of Bounty. As of January 18, 2011, Bounty was the direct beneficial owner of (i) 4,545,455 shares of our common stock and

  (ii) $25 million in aggregate principal amount of Convertible Notes, which are currently convertible into 4,132,231 shares of our common stock.

(4)
Includes 300 shares of stock granted to each of our independent directors in May 2005 under our Stock Incentive Plan and 250 shares of our common stock granted to each of our independent directors in each of May 2006 and May 2007 under that Plan. Also includes 5,169 shares of our common stock issued pursuant to 2008 performance share award agreements under the Stock Incentive Plan.

(5)
Includes 1,050 shares of our common stock held in the name of Roxbury Capital Group Incentive Savings Plan, with respect to which Mr. Oran is the sole trustee and 368 shares of our common stock held in the name of Roxbury Capital Group Defined Benefit Plan, with respect to which Mr. Oran is the sole trustee. Mr. Oran disclaims beneficial ownership of these shares.

(6)
Includes 5,933 shares of our common stock issued pursuant to a 2008 performance share award agreement under the Stock Incentive Plan, which amount is net of common stock withheld to satisfy tax withholding obligations.

(7)
Includes 564 shares of our common stock granted to Mr. Rothschild in December 2007 and 400 shares of our common stock granted to Mr. Rothschild in July 2008 under our Stock Incentive Plan for his services as our Interim Chairman. Includes 333 of our shares owned by Daroth Investors LLC. Mr. Rothschild is a member of Daroth Investors LLC and may therefore be deemed to beneficially own those shares, although Mr. Rothschild disclaims beneficial ownership of those shares. Also includes 5,169 shares of our common stock issued pursuant to a 2008 performance share award agreement under the Stock Incentive Plan.

(8)
Includes 36,544 shares of our common stock granted pursuant to a 2008 performance share award agreement in May 2008 under the Stock Incentive Plan, which amount is net of common stock withheld to satisfy tax withholding obligations.

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

  •
  On September 30, 2010, DCM entered into an Asset Purchase Agreement related to, and consummated, the sale to Luke D. Knecht of the portfolio management product known as Return Profile Management ("RPM"). Under the terms of the agreement, Mr. Knecht acquired the right to use RPM and the related software to manage portfolios and all historical RPM supporting data, performance records and marketing materials. As consideration, Mr. Knecht paid DCM $150,000 in cash and agreed to make payments to DCM equal to (i) 20% of the gross revenues derived from existing RPM clients during each of the five twelve-month periods after September 30, 2010 and (ii) 10% of the gross revenues derived from new RPM clients during the fifth twelve-month period after September 30, 2010. The agreement contains customary representations, warranties and covenants and a non-compete provision.

    Mr. Knecht resigned from the position of Chief Operating Officer of DCM effective August 16, 2010 and was previously one of the Company's named executive officers. Mr. Knecht's employment with DCM terminated on September 30, 2010 in connection with the transaction described above.

  •
  The Series A Notes held by Wendy's/Arby's Group, Inc. of $48 million were discharged for an aggregate amount of approximately $31 million plus all unpaid and accrued interest in cash by the Company on June 9, 2010. Peter W. May, a former director of the Company, is also a director and the vice-chairman of the board of Wendy's/Arby's Group, Inc. Mr. May took no part in the consideration of the Series A Note discharge.

  •
  The Series A Notes held by Jonathan W. Trutter, our Chief Executive Officer and a member of the Board, of $637,000 were discharged for an aggregate amount of $408,000 plus unpaid and accrued interest in cash by the Company on June 9, 2010.

  •
  The CNCIM Acquisition and issuance of the CNCIM Acquisition Shares to Bounty cause it to be considered a related party. As such, the issuance of the Convertible Notes, accrual and payment of interest on the Convertible Notes and on the deferred purchase obligations are considered related party transactions. In addition, affiliates of Bounty previously held investments in all four of the CNCIM CLOs and as of December 31, 2010, held investments in two of the CNCIM CLOs.

  •
  Jason Epstein and Andrew Intrater, each a director of our Board and Paul Lipari, an observer on the Board, are representatives of Bounty, currently our largest stockholder. In connection with the Proposed Merger, Bounty has (i) entered into the Voting Agreement to support the Proposed Merger, (ii) waived of certain of its antidilution rights under the Convertible Notes to the extent such rights may have been applicable as a result of the issuance of the Stock Consideration relating to the Proposed Merger, and (iii) agreed to enter into the Amended and Restated Stockholders Agreement.

  •
  On June 15, 2010, the Company and Bounty entered into a Stockholders Agreement. Pursuant to the Stockholders Agreement, so long as Bounty owns at least 25% of the Company's outstanding common stock (calculated as if all outstanding Convertible Notes have been converted into common stock), Bounty will have the right to nominate three directors, one of whom must qualify as an independent director pursuant to the Company's Corporate Governance Guidelines and applicable NASDAQ Listing Rules. So long as Bounty owns at least 15% and 5% of the Company's outstanding common stock, Bounty will have the right to nominate two directors and one director, respectively. Bounty also has the right to designate one observer to attend, but not vote at, all meetings of the Board and each committee of the Board for so long as Bounty owns at least 15% of the outstanding Common Stock. Jason Epstein, Andrew Intrater and Daniel Schrupp serve as Bounty's nominees to the Board. Paul Lipari serves as Bounty's observer on the Board.

  •
  During April 2009, Mr. Trutter committed to invest up to $500,000 in DPLC, of which approximately $133,000 was called by DPLC. In connection with the DPLC Restructuring, DPLC made a distribution to Mr. Trutter equal to his entire capital account balance.

Director Independence

        Our Board has determined that the following current members of the Board are "independent," as that term is defined in our Corporate Governance Guidelines and the general independence standards of NASDAQ:

Name	Class
Daniel K. Schrupp	I (term expires at the 2011 annual meeting)
Stuart I. Oran	II (term expires at the 2012 annual meeting)
Robert E. Fischer	II (term expires at the 2012 annual meeting)
Richard A. Mandell	II (term expires at the 2012 annual meeting)
Robert B. Machinist	III (term expires at the 2013 annual meeting)

        These five current independent directors constitute a majority of our Board and are the only members of our Audit Committee, Compensation Committee and Nominating & Corporate Governance Committee. Our Board has also determined that those five independent directors are independent under our Corporate Governance Guidelines and have no material relationships with us that would prevent them from qualifying as independent under the NASDAQ Listing Rules.

        Our Corporate Governance Guidelines also set forth our policies regarding the qualifications of directors, the identification of candidates for Board positions, the responsibilities of directors, the committees of the Board, director access to our officers, director orientation and continuing education, director annual performance evaluation and director compensation. A current copy of our Corporate Governance Guidelines is available on our website at www.deerfieldcapital.com, under the section entitled "DFR Stockholder Info—Corporate Governance." The information on our website is not incorporated into this Annual Report.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        For the fiscal years ended December 31, 2010 and 2009, we retained Deloitte & Touche LLP ("Deloitte") to provide the services described below. All of the services performed by Deloitte were approved by the Audit Committee. The following table sets forth the services provided by, and aggregate fees paid to, Deloitte for each of the last two fiscal years:

Fee	Year	Amount	Description of Services
Audit Fees	2010	$1,100,000	Audit of our 2010 financial statements and internal controls over financial reporting and review of our financial statements in our Quarterly Reports on Form 10-Q, including an assessment of the effectiveness of our internal controls over financial reporting.
	2009	$790,470

Audit of our 2009 financial statements and internal controls over financial reporting and review of our financial statements in our Quarterly Reports on Form 10-Q, including an assessment of the effectiveness of our internal controls over financial reporting.

Audit-Related Fees	2010	$122,755	Services relating to certain agreed upon procedures, prospective consulting and consulting on potential strategic transactions.
	2009	$88,100	Services relating to certain agreed upon procedures, prospective consulting and consulting on potential strategic transactions.
Tax Fees	2010	$162,871	Preparation of our federal and state income tax returns, other compliance reporting and consultation and discussion on tax-related issues.
	2009	$153,748	Preparation of our federal and state income tax returns, other compliance reporting and consultation and discussion on tax-related issues.
All Other Fees	2010	$—	N/A
	2009	$—	N/A
Total Fees	2010	$1,385,626
	2009	$1,032,318

Pre-Approval of the Independent Registered Public Accounting Firm's Services

        The Audit Committee has adopted policies and procedures for pre-approving all audit and non-audit services provided by our independent registered public accounting firm and its affiliates. These policies require the specific pre-approval of any such services that have not received the Audit Committee's general pre-approval or have exceeded the Audit Committee's pre-approved fee levels. These procedures include monitoring the independent registered public accounting firm's services to determine whether they comply with the pre-approval policies and the independent registered public accounting firm's submission of a statement to the Audit Committee that any services it performs that require separate pre-approval comply with the rules of the SEC on auditor independence.

        The Audit Committee pre-approved 100% of the audit-related, tax and other fees described in the table above for 2009 and 2010.

Other Services Provided by the Independent Registered Public Accounting Firm

        For the year ended December 31, 2010 we consolidated the 11 CIP CDOs into our consolidated financial statements. In addition to the services described in the table above, Deloitte was retained by the issuers of these CDOs to provide audit-related and tax services. For the year ended December 31, 2010, these audit-related and tax services aggregated $370,132 and $371,274, respectively.

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

          (3)   Exhibits:

Ex. No.	Description of Exhibit
2.1	Acquisition and Investment Agreement, dated as of March 22, 2010, by and between Deerfield Capital Corp., Bounty Investments, LLC and Columbus Nova Credit Investment Management, LLC. (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on March 23, 2010).
2.2
Agreement and Plan of Merger, dated as of December 21, 2010, by and among Deerfield Capital Corp., Bulls I Acquisition Corporation, Bulls II Acquisition LLC, Commercial Industrial Finance Corp. and CIFC Parent Holdings LLC (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on December 22, 2010).
3.1
Articles of Amendment and Restatement of Deerfield Capital Corp., as amended and supplemented (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed with the SEC on August 10, 2009).
3.2	Deerfield Capital Corp. Amended and Restated Bylaws (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on June 15, 2010).
4.1
Senior Subordinated Convertible Notes Agreement, dated as of March 22, 2010, by and between Deerfield Capital Corp. and Bounty Investments, LLC (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on March 23, 2010).
4.2	Senior Subordinated Convertible Note due 2017 (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on June 15, 2010).
4.3
Junior Subordinated Indenture, dated March 4, 2010, by and between Deerfield Capital Corp. and The Bank of New York Mellon Trust Company, National Association, as Trustee (including Form of Junior Subordinated Note due 2035) (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on March 10, 2010).
4.4
Junior Subordinated Indenture dated October 20, 2010 between Deerfield Capital Corp. and The Bank of New York Mellon Trust Company, National Association, as trustee (including Form of Junior Subordinated Note due 2035) (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on October 21, 2010).
10.1
Registration Rights Agreement among Deerfield Triarc Capital Corp., the parties identified on the signature pages thereto and the other persons who may become parties thereto from time to time in accordance therewith as stockholders, dated as of December 21, 2007 (incorporated by reference to the Company's Current Report on Form 8-K/A filed with the SEC on January 15, 2008).
10.2
Letter Agreement between Deerfield Pegasus Loan Capital LP, DPLC General Partner LLC, Deerfield Capital Corp., Deerfield Capital Management LLC, Pegasus Deerfield (AIV), LLC and PGS Management, LLC, dated April 9, 2009 (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on April 15, 2009).

Ex. No.	Description of Exhibit
10.3	Waiver and Termination Agreement, dated as of March 21, 2010, among Pegasus Deerfield (AIV), LLC, PGS Management, LLC, Deerfield Capital Corp., Deerfield Capital Management, LLC, DPLC General Partner LLC, Deerfield Loan Manager LLC and Deerfield Pegasus Loan Capital LP (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on March 23, 2010).
10.4
Lease Agreement between Prentiss Properties Acquisition Partners, L.P. and Deerfield & Company LLC, dated July 1, 2005 (incorporated by references to the Company's Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on February 29, 2008).
10.5
First Amendment to Lease Agreement between GLL US Office, LP (successor to Prentiss Properties Acquisition Partners, L.P.) and Deerfield Capital Corp. (successor to Deerfield & Company, LLC), dated October 29, 2009 (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on December 3, 2009).
10.6	Form of Indemnification Agreement (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 16, 2009).
10.7
Exchange Agreement among Deerfield Capital Corp., Taberna Preferred Funding V., Ltd., Taberna Preferred Funding VII, Ltd., Taberna Preferred Funding VIII, Ltd., and Taberna Preferred Funding IX, Ltd., dated as of March 4, 2010 (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on March 10, 2010).
10.8
Payment Agreement and Release, dated as of March 22, 2010, by and among Deerfield & Company LLC, Deerfield Capital Corp., each of the holders listed therein, Wendy's/Arby's Group, Inc. and Spensyd Asset Management LLLP (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on March 23, 2010).
10.9
Stockholders Agreement between Deerfield Capital Corp. and Bounty Investments, LLC, dated June 9, 2010 (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on June 15, 2010).
10.10
Registration Rights Agreement between Deerfield Capital Corp. and Bounty Investments, LLC, dated June 9, 2010 (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on June 15, 2010).
**10.11	First Amended and Restated Stock Incentive Plan (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on June 11, 2009).
**10.12	Form of Performance Share Award Agreement (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on June 11, 2009).
**10.13
Employment Agreement between Deerfield Capital Management LLC and Jonathan W. Trutter, dated June 26, 2004 (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on December 28, 2007, as amended).
**10.14
Amendment No. 1 to Employment Agreement between Deerfield Capital Management LLC and Jonathan W. Trutter, dated May 11, 2009 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 filed with the SEC on May 11, 2009).
**10.15
Letter Agreement between Deerfield Capital Management LLC and Jonathan W. Trutter, dated May 11, 2009 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 filed with the SEC on May 11, 2009).
**10.16
2009 Compensation Agreement between Deerfield Capital Management LLC and Francis P. Straub III, dated May 11, 2009 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 filed with the SEC on May 11, 2009).
**10.17
Employment Agreement by and between Deerfield Capital Management LLC and Robert A. Contreras, dated June 30, 2010 (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on July 2, 2010).

Ex. No.	Description of Exhibit
**10.18	Interim Services Agreement by and between SFN Professional Services LLC d/b/a Tatum and Deerfield Capital Corp., dated June 21, 2010 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 filed with the SEC on August 16, 2010).
**10.19
Asset Purchase Agreement by and between Deerfield Capital Management LLC and Luke D. Knecht, dated September 30, 2010 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 filed with the SEC on November 15, 2010).
**10.20	Agreement between Deerfield Capital Corp. and Peter Rothschild, dated as of March 22, 2010 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2009).
**10.21	Agreement between Deerfield Capital Corp. and Peter Rothschild, dated as of February 14, 2011.*
21.1	Subsidiaries of the Registrant.*
23.1	Consent of Independent Registered Public Accounting Firm.*
24.1	Power of Attorney (included on signature page).*
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*
Filed herewith.

**
Compensatory plan or arrangement

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEERFIELD CAPITAL CORP.		Date:	March 31, 2011
By:	/s/ JONATHAN W. TRUTTER Name: Jonathan W. Trutter Title: Chief Executive Officer

        KNOWN BY ALL PERSONS BY THESE PRESENTS, that the individuals whose signatures appear below hereby constitute and appoint Robert A. Contreras and Jonathan W. Trutter, and each of them severally, as his or her true and lawful attorneys-in-fact and agents with full power of substitution and resubsitution for him or her and in his or her name, place and stead in any and all capacities to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do or perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or of his substitute or substitutes, may lawfully do to cause to be done by virtue hereof.

By:	/s/ PETER H. ROTHSCHILD Peter H. Rothschild, Interim Chairman and Director	By:	/s/ JASON EPSTEIN Jason Epstein, Director
Date:	March 31, 2011	Date:	March 31, 2011
By:	/s/ ROBERT E. FISCHER Robert E. Fischer, Director	By:	/s/ ANDREW INTRATER Andrew Intrater, Director
Date:	March 31, 2011	Date:	March 31, 2011
By:	/s/ ROBERT B. MACHINIST Robert B. Machinist, Director	By:	/s/ RICHARD A. MANDELL Richard A. Mandell, Director
Date:	March 31, 2011	Date:	March 31, 2011
By:	/s/ STUART I. ORAN Stuart I. Oran, Director	By:	/s/ DANIEL SCHRUPP Daniel Schrupp, Director
Date:	March 31, 2011	Date:	March 31, 2011
By:	/s/ KENNETH R. POSNER Kenneth R. Posner, Interim Chief Financial Officer, (Principal Financial and Accounting Officer)	By:	/s/ JONATHAN W. TRUTTER Jonathan W. Trutter, Chief Executive Officer and Director (Principal Executive Officer)
Date:	March 31, 2011	Date:	March 31, 2011