Form 10-Q
period 2011-03-31
CIFC Deerfield Corp.
filed 2011-05-16
CIK 1313918

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number: 1-32551

CIFC DEERFIELD CORP.

(Exact name of registrant as specified in its charter)

Delaware	20-2008622
(State of incorporation)	(I.R.S. Employer
Identification No.)

250 Park Avenue, 5th Floor, New York, NY 10177

(212) 624-1200

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

There were 20,255,430 shares of the registrant’s Common Stock outstanding as of May 12, 2011.

CIFC DEERFIELD CORP.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

CERTAIN DEFINITIONS

Unless otherwise noted or the context otherwise requires, we refer to CIFC Deerfield Corp. (formerly known as Deerfield Capital Corp.) as “DFR,” to DFR and its subsidiaries as “we,” “us,” “our,” “our company” or the “Company,” to Deerfield Capital Management LLC, one of our indirect wholly-owned subsidiaries, as “DCM,” to CIFC Investment Management LLC, one of our wholly-owned subsidiaries, as “CIFC” and to Columbus Nova Credit Investments Management, LLC, a wholly owned subsidiary of DCM, as “CNCIM.”

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this quarterly report on Form 10-Q, (the “Quarterly Report”), and the information incorporated by reference into this Quarterly Report are forward-looking statements, as permitted by the Private Securities Litigation Reform Act of 1995. These include statements regarding future results or expectations. Forward-looking statements can be identified by forward-looking language, including words such as “believes,” “anticipates,” “expects,” “estimates,” “intends,” “may,” “plans,” “projects,” “will” and similar expressions, or the negative of these words. Such forward-looking statements are based on facts and conditions as they exist at the time such statements are made, various operating assumptions and predictions as to future facts and conditions, which may be difficult to accurately make and involve the assessment of events beyond our control. Caution must be exercised in relying on forward-looking statements. Our actual results may differ materially from the forward-looking statements contained in this Quarterly Report as a result of the following factors, among others:

•                  reductions in assets under management and related investment management and performance fee revenue;

•                  our ability to attract and retain qualified personnel;

•                  competitive conditions impacting us and the assets we manage;

•                  unanticipated changes in factors relating to our repurchase transactions, including changes in the value of assets underlying such transactions, counterparty defaults, identification of replacement counterparties and changes in terms governing repurchase transactions;

•                  our ability to complete future collateralized loan obligation (“CLO”) transactions and assume or otherwise acquire additional CLO management contracts on favorable terms, or at all, including our ability to effectively finance such transactions through warehouse facilities;

•                  our ability to maintain our exemption from registration as an investment company pursuant to the Investment Company Act of 1940;

•                  the ability of Bounty Investments, LLC and CIFC Parent Holdings, LLC to exercise substantial control over our business;

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

•                  our failure to realize the expected benefits of the merger with CIFC and the acquisition of CNCIM; and

•                  other risks described in Part I—Item 1A Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2010 and Part II - Item 1A Risk Factors in this Quarterly Report, and from time to time in our other filings with the SEC.

The forward-looking statements contained in this Quarterly Report are made as of the date hereof, and we do not undertake any obligation to update any forward-looking statement to reflect subsequent events, new information or circumstances arising after the date of this Quarterly Report. All future written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referenced above. In addition, it is generally our policy to not make any specific projections as to future earnings, nor do we endorse any projections regarding future performance that may be made by third parties.

PART I.

ITEM 1.  UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

CIFC DEERFIELD CORP. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2011	2010
	(In thousands, except share
	and per share amounts)
ASSETS
Cash and cash equivalents	$48,676	$50,106
Due from brokers	4,201	5,738
Restricted cash and cash equivalents	37,931	24,028
Investments and derivative assets at fair value, including $262,460 and $258,597 pledged	273,570	272,165
Other investments	668	637
Loans, net of allowance for loan losses of $11,197 and $9,676	202,172	237,690
Receivables	8,717	9,149
Prepaid and other assets	9,214	9,760
Deferred tax asset, net	67,108	68,843
Equipment and improvements, net	1,788	1,921
Intangible assets, net	21,651	23,369
Goodwill	11,323	11,323
Assets held in Consolidated Investment Products:
Due from brokers	56,124	37,589
Restricted cash and cash equivalents	267,101	306,667
Investments and derivative assets at fair value	3,805,178	3,815,580
Receivables	21,723	18,257
Total assets held in Consolidated Investment Products	4,150,126	4,178,093
TOTAL ASSETS	$4,837,145	$4,892,822

LIABILITIES
Repurchase agreements	$250,992	$246,921
Due to brokers	7,267	11,544
Derivative liabilities	9,903	11,155
Accrued and other liabilities	12,228	17,534
Long-term debt	322,317	342,478
Liabilities held in Consolidated Investment Products:
Due to brokers	106,985	166,202
Derivative liabilities	2,742	2,728
Interest payable	5,817	5,371
Long-term debt at fair value	3,709,760	3,663,337
Total liabilities held in Consolidated Investment Products	3,825,304	3,837,638
TOTAL LIABILITIES	4,428,011	4,467,270

EQUITY
Preferred stock, par value $0.001:
100,000,000 shares authorized; 14,999,992 shares issued and zero outstanding	—	—
Common stock, par value $0.001:
500,000,000 shares authorized; 11,164,521 and 11,000,812 shares issued and outstanding	11	11
Additional paid-in capital	886,357	886,890
Accumulated other comprehensive income (loss)	8	(12)
Accumulated deficit	(790,392)	(791,234)
TOTAL CIFC DEERFIELD CORP. STOCKHOLDERS’ EQUITY	95,984	95,655
Appropriated retained earnings of Consolidated Investment Products	313,150	329,897
TOTAL EQUITY	409,134	425,552

TOTAL LIABILITIES AND EQUITY	$4,837,145	$4,892,822

See notes to condensed consolidated financial statements.

CIFC DEERFIELD CORP. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended March 31,
	2011	2010
	(In thousands, except share and per share amounts)
Revenues
Interest income	$51,395	$31,502
Interest expense	10,602	7,694
Net interest income	40,793	23,808
Provision for loan losses	2,633	4,186
Net interest income after provision for loan losses	38,160	19,622
Investment advisory fees	2,028	2,896
Total net revenues	40,188	22,518

Expenses
Compensation and benefits	3,822	2,841
Professional services	1,402	824
Insurance expense	348	692
Other general and administrative expenses	1,196	1,911
Depreciation and amortization	1,851	5,738
Occupancy	249	490
Impairment of intangible assets	—	168
Total expenses	8,868	12,664

Other Income (Expense) and Gain (Loss)
Net gain (loss) on investments, loans, derivatives and liabilities	(43,372)	(18,302)
Strategic transactions expenses	(1,468)	(1,464)
Other, net	94	1,046
Net other income (expense) and gain (loss)	(44,746)	(18,720)
Loss before income tax expense	(13,426)	(8,866)
Income tax expense (benefit)	2,479	—

Net loss	(15,905)	(8,866)
Net loss attributable to noncontrolling interest and Consolidated Investment Products	16,747	8,729
Net income (loss) attributable to CIFC Deerfield Corp.	$842	$(137)

Earnings (loss) per share -
Basic	$0.07	$(0.02)
Diluted	$0.05	$(0.02)

Weighted-average number of shares outstanding -
Basic	11,371,619	6,763,098
Diluted	15,583,304	6,763,098

See notes to condensed consolidated financial statements.

CIFC DEERFIELD CORP. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

	CIFC Deerfield Corp. Stockholders
						Appropriated
				Accumulated		retained earnings
	Common Stock		Additional	Other		of Consolidated
		Par	Paid-in	Comprehensive	Accumulated	Investment		Comprehensive
	Shares	Value	Capital	Income (Loss)	Deficit	Products	Total	Loss
	(In thousands)
Balance - January 1, 2011	11,000	$11	$886,890	$(12)	$(791,234)	$329,897	$425,552
Net income (loss)					842	(16,747)	(15,905)	$(15,905)
Foreign currency translation gain				20			20	20
Share-based compensation	165		(533)				(533)
Balance - March 31, 2011	11,165	$11	$886,357	$8	$(790,392)	$313,150	$409,134	$(15,885)

	CIFC Deerfield Corp. Stockholders
						Appropriated
				Accumulated		retained earnings	Noncontrolling
	Common Stock		Additional	Other		of Consolidated	Interest in
		Par	Paid-in	Comprehensive	Accumulated	Investment	Consolidated		Comprehensive
	Shares	Value	Capital	Loss	Deficit	Products	Entity	Total	Loss
	(In thousands)
Balance - January 1, 2010	6,455	$6	$866,557	$(87)	$(877,155)	$—	$17,539	$6,860
Cumulative effect adjustment from the adoption of the amendments to ASC Topic 810						244,865		244,865
Net income (loss)					(137)	(9,410)	681	(8,866)	$(8,866)
Distributions to DPLC noncontrolling interest							(9,145)	(9,145)
Previously designated derivatives - amortization of net loss				24				24	24
Foreign currency translation loss				(47)				(47)	(47)
Issuance of stock warrants			529					529
Share-based compensation			9					9
Balance - March 31, 2010	6,455	$6	$867,095	$(110)	$(877,292)	$235,455	$9,075	$234,229	$(8,889)

See notes to condensed consolidated financial statements.

CIFC DEERFIELD CORP. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended March 31,
	2011	2010
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,905)	$(8,866)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Net premium and discount amortization on investments, loans and debt issuance costs	(32)	1,708
Share-based compensation	—	9
Issuance of stock warrants	—	528
Net sales (purchases) of investments at fair value	55,336	(16,543)
Net gain on investments at fair value	(46,004)	(73,032)
Net loss on liabilties at fair value	91,208	93,421
Net other gains	—	(2)
Net sales of loans held for sale	—	24
Net gain on loans	(547)	(2,754)
Provision for loan losses	2,633	4,186
Net changes in undesignated derivatives	(1,285)	447
Amortization of net loss on previously designated derivatives	—	24
Depreciation and amortization	1,851	5,738
Impairment of intangible assets	—	168
Lease expense greater (less) than payments	2	(89)
Deferred tax expense	1,735	—
Changes in operating assets and liabilities:
Due from brokers	(16,998)	18,345
Receivables	(3,629)	(29,740)
Prepaid and other assets	315	(1,448)
Accrued interest on repurchase agreements	(7)	(8)
Due to brokers	(63,494)	41,731
Accrued and other liabilities	(5,379)	(1,432)
Net cash provided by (used in) provided by operating activities	(200)	32,415

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted cash and cash equivalents	25,663	(53,289)
Proceeds from the sale of investments at fair value previously classified as available-for-sale	—	58,717
Principal receipts on investments at fair value previously classified as available-for-sale	260	11,099
Origination and purchase of loans held for investment	—	(37,009)
Principal receipts on loans held for investment	32,728	20,501
Proceeds from sale of loans held for investment	—	15,019
Principal receipts on loans held for sale previously classified as held for investment	6	3,743
Proceeds from sale of loans held for sale previously classified as held for investment	1,140	—
Purchases of equipment and improvements	—	(320)
Net cash provided by investing activities	59,797	18,461

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (payments) under repurchase agreements	4,078	(13,832)
Payments made on long-term debt	(65,131)	(49,169)
Payment of stock and debt issuance costs	—	(250)
Net cash used in financing activities	(61,053)	(63,251)

Foreign currency translation	26	(47)

Net decrease in cash and cash equivalents	(1,430)	(12,422)
Cash and cash equivalents at beginning of period	50,106	48,711
Cash and cash equivalents at end of period	$48,676	$36,289

SUPPLEMENTAL DISCLOSURE:
Cash paid for interest	$9,574	$7,124
Cash paid for income taxes	—	—

See notes to condensed consolidated financial statements.

CIFC DEERFIELD CORP. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.                                      ORGANIZATION

CIFC Deerfield Corp. (formerly known as Deerfield Capital Corp.) (“DFR” and, together with its subsidiaries, “us,” “we” or “our”) is a Delaware corporation with an Investment Management segment that manages client assets, including senior secured corporate loans (“SSCLs”) and other corporate debt, residential mortgage-backed securities (“RMBS”), government securities and asset-backed securities (“ABS”). Certain of these client assets, which we are required to consolidate, constitute our Consolidated Investment Products segment. In addition, through our Principal Investing segment, we manage our own assets, which are comprised primarily of fixed income investments, including SSCLs and other corporate debt and Agency RMBS (as defined below).  On April 13, 2011, we completed our previously announced merger with CIFC Investment Management LLC (“CIFC”).  See Note 3 for a description of the merger.

Business Segments

We have three business segments:

Investment Management—As of March 31, 2011, our Investment Management segment is operated through one of our wholly-owned subsidiaries, Deerfield Capital Management LLC (“DCM”), and its wholly-owned subsidiary, Columbus Nova Credit Investments Management, LLC (“CNCIM”). Unless otherwise noted or the context otherwise requires, references to DCM’s investment management activities include the activities of CNCIM. Through our Investment Management segment, we manage investment accounts for various types of clients, including collateralized loan obligations (“CLOs”), collateralized debt obligations (“CDOs”), and other investment vehicles. For a detailed description of CLOs see Note 4. These accounts are collective investment vehicles that pool the capital contributions of multiple investors, which are typically institutional investors. We specialize in managing fixed income investments, including SSCLs and other corporate debt, RMBS, government securities and ABS. Our primary source of revenue from our Investment Management segment is the investment advisory fees paid by the accounts we manage. These fees typically consist of management fees based on the accounts’ assets and, in some cases, performance fees based on the returns generated for the account.

Principal Investing—Our Principal Investing segment manages our own fixed income investments, which include SSCLs and other corporate debt as well as RMBS. Our investments in RMBS are backed by mortgage loans and guaranteed as to principal and interest by either federally chartered entities or the U.S. government (“Agency RMBS”). Income from our Principal Investing segment is influenced by four factors: (i) the difference between the interest income we earn on our investment portfolio and the cost of our borrowings net of hedges, if any, (ii) the net recognized gains and losses, if any, on our investment portfolio, (iii) provision for loan losses, if any, and (iv) the volume or aggregate amount of such investments.

Consolidated Investment Products—Our Consolidated Investment Products segment consists of certain CLOs (including one CDO) managed by our Investment Management segment which we are required to consolidate as Variable Interest Entities (“VIEs”) in accordance with consolidation guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810—Consolidation (“ASC Topic 810”), as amended by Accounting Standards Update (“ASU”) 2009-17 (“ASU 2009-17”). Effective January 1, 2010, we created our Consolidated Investment Products segment and consolidated six CLOs and one CDO within the segment. In conjunction with the acquisition of CNCIM, effective June 9, 2010, we consolidated four additional CLOs (the “CNCIM CLOs”) into this segment (which, together with the six CLOs and one CDO we previously consolidated, we refer to as the “CIP CLOs”).

2.                                      ACCOUNTING POLICIES AND RECENT ACCOUNTING UPDATES

Basis of Presentation—We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and are in the form prescribed by the Securities and Exchange Commission (the “SEC”) pursuant to Regulation S-X and the instructions to Form 10-Q. Accordingly, we do not include all of the information and footnotes for complete financial statements. The interim unaudited condensed consolidated financial statements should be read in conjunction with our audited financial statements as of and for the year ended December 31, 2010, which are included in our Annual Report on Form 10-K filed with the SEC on March 31, 2011 (our “2010 10-K”). In the opinion of our management, all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of our financial position, results of operations and cash flows have been included. The nature of our business is such that the results of any interim period information are not necessarily indicative of results for a full year.

Principles of Consolidation—The condensed consolidated financial statements include the financial statements of DFR and (i) our wholly-owned subsidiaries, (ii) subsidiaries in which we have a controlling interest and (iii) VIEs with respect to which we are the primary beneficiary. All intercompany balances and transactions have been eliminated upon consolidation.

Beginning January 1, 2010, as a result of the adoption of the amendments to ASC Topic 810, we created our Consolidated Investment Products segment and currently consolidate the 11 CIP CLOs into this segment. We consolidate DFR Middle Market CLO Ltd. (“DFR MM CLO”) into our Principal Investing segment because we own all of its preference shares. See Note 4 for additional discussion concerning the consolidation of the CIP CLOs and DFR MM CLO.

Variable Interest Entities—ASC Topic 810 requires the consolidation of the assets, liabilities and results of operations of a VIE into the financial statements of the enterprise that has a controlling financial interest in the VIE. ASC Topic 810 provides a framework for determining whether an entity should be considered a VIE and evaluated for consolidation. Pursuant to this framework, we consider all parties to determine whether the entity is a VIE and, if so, whether our involvement with the entity results in a variable interest. If we determine that we do have a variable interest in the entity, we perform an analysis to determine whether we are the primary beneficiary. If we determine that we are the primary beneficiary, we consolidate the VIE into our condensed consolidated financial statements. A company is the primary beneficiary of a VIE if it has a controlling financial interest in the VIE. A company is deemed to have a controlling financial interest in a VIE if it has both (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb the losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.

Other than DFR MM CLO, in which we own all the preference shares, we have a variable interest in each of the CLOs and CDOs we manage due to the provisions of their respective management agreements. As of March 31, 2011, we had direct investments in certain of those CLOs, which represented a small portion of the total debt and equity issued by the CLOs. Where we had a direct investment, it was typically in the unrated, junior subordinated tranches of the CLOs. These unrated, junior subordinated tranches, referred to herein as “preference shares,” took the form of either subordinated notes or preference shares. For a detailed description of CLOs see Note 4.

For CLOs and CDOs, if we are deemed to have the power to direct the activities of the CLO or CDO that most significantly impact the economic performance and the obligation to absorb losses or the right to receive benefits that could be significant to the CLO or CDO, then we are deemed to be the primary beneficiary of the CLO or CDO and are required to consolidate the CLO or CDO. Beginning January 1, 2010, we consolidated CLOs where we were deemed to be the primary beneficiary into our Consolidated Investment Products segment. See Note 4 for additional discussion of our Consolidated Investment Products segment.

As of March 31, 2011, we had a variable interest in 18 additional CLOs and CDOs that were not consolidated as we were not the primary beneficiary of those VIEs. Our maximum exposure to loss associated with unconsolidated CLOs and CDOs is limited to future investment advisory fees and receivables. As of March 31, 2011, we recorded investment advisory fee receivables totaling $0.7 million from the unconsolidated CLOs and CDOs.

Goodwill—Goodwill represents the excess cost of a business acquisition over the fair value of the net assets acquired. Goodwill is tested for impairment annually or more frequently when events or changes in circumstances indicate the asset might be impaired. The evaluation of goodwill for impairment requires us to make estimates and exercise significant judgment. As of March 31, 2011, there were no events or changes in circumstances that would indicate that the current carrying amount of goodwill might be impaired; accordingly, we did not perform interim testing procedures.

Reclassifications—Certain amounts in the condensed consolidated financial statements for the three months ended March 31, 2010 have been reclassified to conform to the presentation for the three months ended March 31, 2011.

Significant Accounting Policies — Our significant accounting policies are discussed in the Notes to the Consolidated Financial Statements included in our 2010 10-K.

Recent Accounting Updates

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosure—Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 amended ASC Topic 820—Fair Value Measurements and Disclosures (“ASC Topic 820”) to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements. ASU 2010-06 also clarified existing fair value disclosures about the level of disaggregation as well as inputs and valuation techniques used to measure fair value. We previously adopted ASU 2010-06, with the exception of the requirement to provide disclosure of the Level 3 activity of purchases, sales, issuances and settlements on a gross basis, which we adopted for the three months ended March 31, 2011. See Note 5 for required fair value disclosures, including the amendments to ASC Topic 820.

In July 2010, the FASB issued ASU No. 2010-20, Receivables—Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU 2010-20”). ASU 2010-20 amended ASC Topic 310—Receivables (“ASC Topic 310”)  to add enhanced disclosure requirements related to financing receivables, on a disaggregated basis. ASU 2010-20 required specific additional disclosures that assist the financial statement users’ evaluation of the nature of credit risk inherent in the entity’s financing receivable portfolio, how the entity analyzes and assesses that risk when arriving at their allowance for credit losses, and the changes and reasons for those changes in the entity’s allowance for credit losses. We previously adopted the additional disclosures as of the end of a reporting period for the year ended December 31, 2010. We adopted the additional disclosures about activity that occurs during a reporting period for the three months ended March 31, 2011. See Note 6 for required disclosures relating to our financing receivables and the related allowance for credit losses.

In April 2011, the FASB issued ASU No. 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring (“ASU 2011-02”). ASU 2011-02 amends ASC Topic 310 to provide new guidance to assist creditors in determining if a restructuring constitutes a troubled debt restructuring, thus requiring specific disclosures outlined in ASC Topic 310. ASU 2011-02 will be effective for interim and annual periods beginning on or after June 15, 2011, and will be applied retrospectively to the beginning of the annual period of adoption. We have elected to adopt the amendments to ASC Topic 310 for the three months ended March 31, 2011, and the adoption did not have an impact on our condensed consolidated financial statements.  See Note 6 for the required disclosure relating to troubled debt restructurings during the three months ended March 31, 2011.

3. MERGER WITH CIFC

On April 13, 2011 (the “Closing Date”), we completed our previously announced merger with CIFC (the “Merger”). As a result of the Merger, CIFC became a wholly-owned subsidiary of DFR. The consideration for the Merger paid or payable to CIFC Parent Holdings, LLC (“CIFC Parent”), the sole stockholder of CIFC, consists of (i) 9,090,909 shares of our common stock (the “Stock Consideration”), (ii) $7.5 million in cash, payable in three equal installments of $2.5 million (subject to certain adjustments), the first of which was paid on the Closing Date and the remaining of which are payable on the first and second anniversaries of the Closing Date, (iii) $4.3 million in cash (subject to certain adjustments) as consideration for the cash balance at CIFC on the Closing Date, (iv) out-of pocket costs and expenses incurred by CIFC and CIFC Parent in connection with the Merger currently expected to total $2.9 million, (v) the first $15.0 million of performance fees received by the combined company from certain CLOs currently managed by CIFC, (vi) 50% of any performance fees in excess of $15.0 million in the aggregate received by the combined company over the next ten years from certain CLOs currently managed by CIFC and (vii) payments relating to the present value of any such performance fees from certain CLOs currently managed by CIFC that remain payable to the combined company after the tenth anniversary of the Closing Date.  As the Merger occurred subsequent to March 31, 2011, it will begin to be reflected in our condensed consolidated financial statements for the three months ending June 30, 2011.  For the three months ended March 31, 2011, we recorded expenses related to the Merger of $1.5 million within strategic transactions expenses in the condensed consolidated statements of operations.

As a result of the Merger, on the Closing Date we changed our name to CIFC Deerfield Corp. and moved our principal executive offices and corporate headquarters from 6250 North River Road, 12th Floor, Rosemont, Illinois 60018 to 250 Park Avenue, 5th Floor, New York, NY 10177.  In addition, the state of incorporation of CIFC Deerfield Corp. was changed from Maryland to Delaware.

Due to the timing of the close of the Merger and the complexity of accounting for the transaction, the initial accounting for the Merger is incomplete.  The calculation of purchase consideration (including contingent consideration), the summary of assets acquired (including intangible assets and goodwill) and liabilities assumed, transaction costs and preparation of pro forma financial information are pending completion.

4. CLOS, THE CONSOLIDATED INVESTMENT PRODUCTS SEGMENT AND DFR MM CLO

Collateralized Loan Obligations (CLOs)

The term CLO (which for purposes of the discussion in this section also includes the term CDO) generally refers to a special purpose vehicle that owns a portfolio of investments and issues various tranches of debt and equity securities to finance the purchase of those investments. The investments purchased by the CLO are governed by extensive investment guidelines, including limits on the CLO’s exposure to any single industry or issuer and limits on the ratings of the CLO’s assets. Most CLOs have a defined investment period during which they are allowed to make investments or reinvest capital as it becomes available.

CLOs typically issue multiple tranches of debt and equity securities with varying ratings and levels of subordination to finance the purchase of investments. These securities receive interest and principal payments from the CLO in accordance with an agreed upon priority of payments, commonly referred to as the “waterfall.” The most senior notes, generally rated AAA/Aaa, commonly represent the majority of the total liabilities of the CLO. This tranche of notes is issued at a specified spread over LIBOR and normally has the first claim on the earnings on the CLO’s investments after payment of certain fees and expenses. The mezzanine tranches of rated notes generally have ratings ranging from AA/Aa to BB/Ba and also are usually issued at a specified spread over LIBOR with higher spreads paid on the tranches with lower ratings. Each tranche is typically only entitled to a share of the earnings on the CLOs’ investments if the required interest and principal payments have been made on the more senior tranches. The most junior tranche can take the form of either subordinated notes or preference shares and is commonly referred to as the CLO’s “equity.” The equity generally does not have a stated coupon but is entitled to residual cash flows from the CLOs’ investments after all of the other tranches of notes and certain other fees and expenses are paid.  The majority of the equity of the CLOs we manage are owned by third parties. We own all of the equity of DFR MM CLO and a significantly smaller portion of the equity of certain of the other CLOs we manage.

CLOs generally appoint a collateral manager to manage their investments. In exchange for their services, CLO managers typically receive three types of fees: senior management fees, subordinated management fees and performance fees. CLOs also generally appoint a trustee and collateral administrator, who is responsible for holding the CLOs’ investments, collecting investment income and distributing that income in accordance with the waterfall.

The Consolidated Investment Products Segment

We consolidated the 11 CIP CLOs with non-recourse assets of $4.2 billion and non-recourse liabilities of $3.8 billion into our condensed consolidated financial statements as of March 31, 2011. Although we consolidate 100% of the assets, liabilities and equity of the CIP CLOs, our maximum exposure to loss related to the CIP CLOs is limited to our investments and beneficial interests in the CIP CLOs of $10.3 million, our investment advisory fee receivables from the CIP CLOs of $1.3 million as of March 31, 2011 (which are eliminated upon consolidation) and our future investment advisory fees.

The assets of each of the CIP CLOs are held solely as collateral to satisfy the obligations of the respective CIP CLO. We have no right to the benefits from, nor do we bear the risks associated with, the assets held by the CIP CLOs beyond our minimal direct investments and beneficial interests in, and investment advisory fees generated from, the CIP CLOs. If DFR were to liquidate, the assets of the CIP CLOs would not be available to the general creditors of DFR, and as a result, we do not consider them our assets. Additionally, the investors in the CIP CLOs have no recourse to our general assets for the debt issued by the CIP CLOs. Therefore, this debt is not our obligation.

We have elected the fair value option for all assets and liabilities of the CIP CLOs. We have determined that, although the junior tranches of the CIP CLOs have certain characteristics of equity, they should be recorded as debt on our consolidated balance sheets, as the subordinated notes have a stated maturity indicating a date on which they are mandatorily redeemable. The preference shares of the CIP CLOs are also classified as debt on our consolidated balance sheets, since redemption is required only upon liquidation or termination of the CLO and not upon liquidation or termination of DFR or DCM.

For the three months ended March 31, 2011 and 2010, the net losses of $16.7 million and $9.4 million, respectively, recorded in our condensed consolidated statements of operations related to the CIP CLOs was not indicative of the cash flow distributions we received from the CIP CLOs of $5.6 million and $3.6 million, respectively. The $5.6 million received from the CIP CLOs during the three months ended March 31, 2011 primarily consisted of investment advisory fees of $4.8 million and equity distributions of $0.8 million. The $3.6 million received from the CIP CLOs during the three months ended March 31, 2010 consisted of investment advisory fees of $3.5 million and interest on our debt investments of $0.1 million.

We have included other required disclosures related to our Consolidated Investment Products segment in Notes 2, 5, 7, 10, 11 and 15.

DFR MM CLO

Although we consolidate 100% of the assets and liabilities of DFR MM CLO into our Principal Investing segment, our maximum exposure to loss on our investment in this entity is limited to our initial investment of $69.0 million ($50.0 million of preference shares and $19.0 million of debt). The economic impact of our investment in DFR MM CLO is determined by the cash distributed to us on our investment therein which, from the date of our initial investment through March 31, 2011, has totaled $42.1 million on our preference shares investment and $4.1 million in interest on our debt investment. DFR MM CLO’s debt holders have recourse only to the assets of the DFR MM CLO and not to our general assets. Our preference shares investment is subject to diversion of cash flows in accordance with the DFR MM CLO indenture.

Net income we record in our consolidated statements of operations for DFR MM CLO is not always indicative of the cash distributions we receive. For three months ended March 31, 2011 and 2010, we recorded net income of $1.7 million and $3.2 million, respectively, in our condensed consolidated statements of operations for DFR MM CLO and received cash distributions from DFR MM CLO of $3.6 million and $3.8 million, respectively. These cash distributions included $3.4 million and $3.6 million related to our investment in the preference shares for the three months ended March 31, 2011 and 2010, respectively, and $0.2 million in interest on our investment in debt for each of the three months ended March 31, 2011 and 2010. Although we expect to receive future cash distributions on our investment in the preference shares, it is very difficult to predict the timing and amount of such future cash distributions. We consolidated assets of $249.8 million and liabilities of $185.8 million related to DFR MM CLO as of March 31, 2011.

5. FAIR VALUE OF FINANCIAL INSTRUMENTS

We have categorized our financial instruments carried at fair value, based on the priority of the valuation technique, into a three-level fair value hierarchy based upon the transparency of the inputs to the valuation of the asset or liability as of the measurement date. A financial instrument’s categorization within the valuation hierarchy is determined by the lowest level of input that is significant to the fair value measurement. The three levels are defined as follows:

Level 1—inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

The types of assets included in Level 1 are generally equity securities or derivatives listed on an exchange with active markets. We held no Level 1 securities as of March 31, 2011.

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

Our assets and liabilities generally included in this category are certain corporate bonds, loans classified as either investments at fair value or loans held for sale where asset valuations are not provided by independent pricing services, warrants, preference shares of our Consolidated Investment Products segment and the conversion feature contained in our senior subordinated convertible notes, which is deemed an embedded derivative instrument.

Our valuation methodologies and accounting policy are discussed in the notes to the Consolidated Financial Statements included in our 2010 10-K.  There were no significant changes in our valuation methodologies during the three months ended March 31, 2011.

The following is a description of the valuation methodologies used for instruments measured at fair value, including the general classification of such instruments pursuant to the valuation hierarchy described above. Under certain market conditions, we may make adjustments to the valuation methodologies described below. We maintain a consistent policy for the process of identifying when and how such adjustments should be made. To the extent that we make a significant fair value adjustment, the valuation classification would generally be considered Level 3 within the fair value hierarchy.

Investments at Fair Value

Investments at fair value include RMBS, loans and other investments held in our Consolidated Investment Products segment, certain loans held by our Principal Investing segment, corporate bonds and beneficial interests in CLOs. The fair value for RMBS generally represents a modeled valuation, which includes spreads and prepayment rates which are observable in the market. Agency RMBS are classified as Level 2 within the fair value hierarchy. Loans and other investments held in our Consolidated Investment Products segment, loans at fair value held by our Principal Investing segment and corporate bonds are generally valued at a composite of the mid-point in the bid-ask spread of broker quotes or based on the composite price of a different tranche of the same security if broker quotes are unavailable for the specific tranche we own. Loans and other investments held in our Consolidated Investment Products segment, loans at fair value held by our Principal Investing segment and corporate bonds held in DFR MM CLO valued in this manner are classified as Level 2 within the fair value hierarchy. Where no such quotes are available, the value may be based on an internally developed model using composite or other comparable market data which includes unobservable market inputs. Loans and other investments held in our Consolidated Investment Products segment valued in this manner are classified as Level 3 within the fair value hierarchy.

Derivative assets and liabilities

The derivatives held by us (other than the embedded derivative) generally represent instruments traded in the over-the-counter market and are valued using internally developed market-standard models. The inputs to the valuation models for the interest rate swaps and caps represent observable market data available at commonly quoted intervals for the full terms of the contracts. All interest rate derivatives are classified as Level 2 within the fair value hierarchy. The valuation models for warrants contain one or more significant unobservable inputs and are classified as Level 3 within the fair value hierarchy. Our senior subordinated convertible notes (the “Convertible Notes”) contain a conversion feature with certain antidilution provisions that cause the conversion feature to be deemed an embedded derivative instrument (the “Embedded Derivative”). The Embedded Derivative is valued by valuing the Convertible Notes and subsequently valuing the Convertible Notes eliminating the conversion right. The difference represents the value of the Embedded Derivative. The valuation of the Embedded Derivative is determined using a binomial tree model using one or more significant unobservable inputs and is classified as Level 3 within the fair value hierarchy.

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

Long-Term Debt of our Consolidated Investment Products Segment

Long-term debt of our Consolidated Investment Products segment consists of debt and preference shares of the CIP CLOs. The fair value for the debt of the CIP CLOs generally represents a modeled valuation that uses both observable and unobservable market inputs. The debt of our CIP CLOs valued in this manner are classified as Level 2 within the fair value hierarchy. The preference shares of the CIP CLOs are valued by management by considering, among other things, available broker quotes. If a broker quote is unavailable, the preference shares of CLOs are valued using internally developed models that utilize composite or other comparable market data we believe would be used by market participants, which includes unobservable market inputs. The preference shares of our CIP CLOs valued in this manner are classified as Level 3 within the fair value hierarchy.

Assets and liabilities measured at fair value on a recurring basis

The following table presents the financial instruments carried at fair value on a recurring basis, by caption in the condensed consolidated balance sheets and by level within the ASC Topic 820 valuation hierarchy, as of March 31, 2011, for our Principal Investing and Investment Management segments:

	Level 1	Level 2	Level 3	Carrying Value
	(In thousands)
Investments and derivative assets at fair value
RMBS	$—	$259,068	$2,373	$261,441
Loans	—	2,998	—	2,998
Other	—	9,100	—	9,100
Derivative assets	—	—	31	31
Total investments and derivative assets at fair value	$—	$271,166	$2,404	$273,570

Derivative liabilities	$—	$—	$9,903	$9,903

The following table presents the financial instruments carried at fair value on a recurring basis, by caption in the condensed consolidated balance sheets and by level within the ASC Topic 820 valuation hierarchy, as of March 31, 2011, for our Consolidated Investment Products segment:

	Level 1	Level 2	Level 3	Carrying Value
	(In thousands)
Investments and derivative assets at fair value
Loans	$—	$3,576,887	$18,438	$3,595,325
Corporate bonds	—	194,237	10,627	204,864
Other	—	1,849	2,866	4,715
Derivative assets		—	274	274
Total investments and derivative assets at fair value	$—	$3,772,973	$32,205	$3,805,178

Derivative liabilities	$—	$2,742	$—	$2,742
Long-term debt	—	3,485,481	224,279	3,709,760
Total financial instrument liabilities	$—	$3,488,223	$224,279	$3,712,502

Changes in Level 3 recurring fair value measurements

The table below includes a rollforward of the balance sheet amounts for the three months ended March 31, 2011 (including the change in fair value) for financial instruments classified within Level 3 of the valuation hierarchy for our Principal Investing and Investment Management segments:

									Changes in Unrealized
	Fair Value Measurements Using Significant Unobservable Inputs								Gains (Losses)
	Estimated	Net Realized/					Net Transfers	Estimated	Related to Financial
	Fair Value	Unrealized					In (Out)	Fair Value	Instruments Held
	January 1, 2011	Gains (Losses) (1)	Purchases	Sales	Issuances	Settlements	of Level 3	March 31, 2011	at March 31, 2011 (1)
	(In thousands)
Investments and derivative assets at fair value
RMBS	$2,429	$(1)	$—	$—	$—	$(55)	$—	$2,373	$2
Derivative assets	9	22	—	—	—	—	—	31	22
Total investments and derivative assets at fair value	$2,438	$21	$—	$—	$—	$(55)	$—	$2,404	$24

Changes in Unrealized
	Fair Value Measurements Using Significant Unobservable Inputs								(Gains) Losses
	Estimated	Net Realized/					Net Transfers	Estimated	Related to Financial
	Fair Value	Unrealized					In (Out)	Fair Value	Instruments Held
	January 1, 2011	(Gains) Losses (1)	Purchases	Sales	Issuances	Settlements	of Level 3	March 31, 2011	at March 31, 2011 (1)
(In thousands)

Derivative liabilities	$11,155	$(1,252)	$—	$—	$—	$—	$—	$9,903	$(1,252)

(1)           Net realized and unrealized gains (losses) are reported within net gain (loss) on investments, loans, derivatives and liabilities in the condensed consolidated statements of operations.

The table below includes a rollforward of the balance sheet amounts for the three months ended March 31, 2011 (including the change in fair value) for financial instruments classified within Level 3 of the valuation hierarchy for our Consolidated Investment Products segment:

										Changes in Unrealized
	Fair Value Measurements Using Significant Unobservable Inputs									Gains (Losses)
	Estimated	Net Realized/					Net Transfers		Estimated	Related to Financial
	Fair Value	Unrealized					In (Out)		Fair Value	Instruments Held
	January 1, 2011	Gains (Losses) (1)	Purchases	Sales	Issuances	Settlements	of Level 3		March 31, 2011	at March 31, 2011 (1)
	(In thousands)
Investments and derivative assets at fair value
Loans	$31,476	$338	$2,363	$—	$—	$(4,237)	$(11,502)	(2)	$18,438	$154
Corporate bonds	14,032	523	—	—	—	(3,928)	—		10,627	(193)
Other	23,103	1,511	—	(21,748)	—	—	—		2,866	834
Derivative assets	250	24	—	—	—	—	—		274	24
Total investments and derivative assets at fair value	$68,861	$2,396	$2,363	$(21,748)	$—	$(8,165)	$(11,502)		$32,205	$819

Changes in Unrealized
	Fair Value Measurements Using Significant Unobservable Inputs								(Gains) Losses
	Estimated	Net Realized/					Net Transfers	Estimated	Related to Financial
	Fair Value	Unrealized					In (Out)	Fair Value	Instruments Held
	January 1, 2011	(Gains) Losses (1)	Purchases	Sales	Issuances	Settlements	of Level 3	March 31, 2011	at March 31, 2011 (1)
(In thousands)

Long-term debt	$202,844	$21,435	$—	$—	$—	$—	$—	$224,279	$21,435

(1)           Net realized and unrealized gains (losses) are reported within net gain (loss) on investments, loans, derivatives and liabilities in the condensed consolidated statement of operations.

(2)           The transfers out of Level 3 include $14.4 million in certain loans valued at a composite of the mid-point in the bid-ask spread of broker quotes as of March 31, 2011. These loans were previously valued via a single broker quote. The transfers into Level 3 include $2.9 million in certain loans valued via single broker quote as of March 31, 2011. These loans were previously valued at a composite of the mid-point in the bid-ask spread of broker quotes.

Certain assets are measured at fair value on a nonrecurring basis, meaning that the instruments are measured at fair value only in certain circumstances (for example, when held at the lower of cost or fair value).   As of March 31, 2011 there were no assets measured at fair value on a nonrecurring basis.

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

The carrying amounts and estimated fair values of our financial instruments as of March 31, 2011 for our Principal Investing and Investment Management segments, for which the disclosure of fair values is required, were as follows:

	As of March 31, 2011
		Estimated
	Carrying	Fair
	Value	Value
	(In thousands)
Financial assets:
Cash and cash equivalents (1)	$48,676	$48,676
Restricted cash and cash equivalents (1)	37,931	37,931
Investments and derivative assets at fair value (2)	273,570	273,570
Other investments (3)	668	668
Loans, net of allowance for loan losses (2) (3)	202,172	191,685

Financial liabilities:
Repurchase agreements (1)	250,992	250,992
Derivative liabilities (2)	9,903	9,903
Deferred purchase payments (4)	4,738	4,738
Long-term debt:
Convertible Notes (5)	16,957	19,052
Junior Subordinated Notes (5) (6)	120,000	39,525
DFR MM CLO (5)	185,360	176,058

(1)           Carrying amounts approximate the fair value due to the short-term nature of these instruments.

(2)           The estimated fair values were determined in accordance with ASC Topic 820.

(3)           It was not practicable to estimate the fair value of certain loans and other investments because they are not traded in an active market; therefore, the carrying value has been used as an approximation of fair value for loans with a carrying value of $33.6 million and other investments with a carrying value of $0.7 million as of March 31, 2011. If an independent pricing service cannot provide fair value estimates for a given loan, we may determine estimated fair value based on some or all of the following: (a) current financial information of the borrowing company and performance against its operating plan; (b) changes in the fair value of collateral supporting the loan; (c) changes to the market for the borrowing company’s service or product and (d) present value of projected future cash flows.

(4)           The carrying amount approximates fair value and is included in accrued and other liabilities.  Represents the deferred purchase payments payable to Bounty Investments, LLC (together with its majority-owned subsidiary DFR Holdings, LLC, “Bounty”) as part of the consideration for the acquisition of CNCIM.

(5)           The estimated fair values of the long-term debt were calculated utilizing comparable market data and internal and external models.

(6)           Junior Subordinated Notes includes both our March and October Junior Subordinated Notes (defined in Note 10).

The carrying amounts and estimated fair values of financial instruments in our Consolidated Investment Products segment as of March 31, 2011, for which the disclosure of fair values is required, were as follows:

	As of March 31, 2011
		Estimated
	Carrying	Fair
	Value	Value
	(In thousands)
Financial assets:
Restricted cash and cash equivalents (1)	$267,101	$267,101
Investments and derivative assets at fair value (2)	3,805,178	3,805,178

Financial liabilities:
Derivative liabilities (2)	2,742	2,742
Long-term debt (2)	3,709,760	3,709,760

(1)           Carrying amounts approximate the fair value due to the short-term nature of these instruments.

(2)           The estimated fair values were determined in accordance with ASC Topic 820.

The following table presents the net realized and unrealized gains on investments at fair value as reported within net gain (loss) on investments, loans, derivatives and liabilities in our consolidated statements of operations for the three months ended March 31, 2011 and 2010:

	For the three months ended March 31,
	2011	2010
	(In thousands)
Net realized gains	$30,749	$9,725
Net unrealized gains	15,255	63,307
Total net gains	$46,004	$73,032

6. LOANS AND LOANS HELD FOR SALE

The following summarizes our loans held for investment:

As of March 31, 2011
(In thousands)

Loans held for investment	$212,100
Allowance for loan losses	(11,197)
$200,903

The majority of our loans held for investment are held in DFR MM CLO. DFR MM CLO’s reinvestment period terminated in July 2010 and following the termination, proceeds received from prepayments and sales of loans held in DFR MM CLO can no longer be reinvested and are instead used to reduce the principal balance of DFR MM CLO’s outstanding debt. As a result, during the three months ended March 31, 2011, DFR MM CLO’s loan portfolio decreased by $35.5 million. During the three months ended March 31, 2011, we transferred one held for investment loan with a carrying value of $1.3 million to loans held for sale.

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

The following table provides supplemental information regarding impaired loans by class of loan as of March 31, 2011:

	First Lien	Second Lien	Mezzanine	Total
	(In thousands)

Recorded investments in impaired loans	$12,130	$13,803	$—	$25,933
Allowance for loan losses	(1,238)	(9,959)	—	(11,197)
Net investments in impaired loans	$10,892	$3,844	$—	$14,736

Unpaid principal balance of impaired loans	$13,403	$14,591	$—	$27,994

Interest income recognized on impaired loans (during the period they were impaired) during the quarter ended March 31, 2011:	$186	$—	$—	$186

Interest income recognized, under the cash basis of accounting, on impaired loans (during the period they were impaired) during the quarter ended March 31, 2011:	$—	$117	$—	$117

Average recorded net investment on impaired loans	$10,892	$5,171	$—	$16,063

We evaluate each of our loans held for investment individually for impairment at each reporting date. The following summarizes the activity within our allowance for loan losses:

	For the three months ended March 31,
	2011	2010
	(In thousands)
Allowance for loan losses at January 1	$9,676	$15,889
Provision for loan losses	2,642	4,194
Charge-offs	(1,112)	(7,311)
Recoveries	(9)	(8)
Allowance for loan losses at March 31	$11,197	$12,764

For the three months ended March 31, 2011 and March 31, 2010, we recognized provisions for loan losses of $2.6 and $4.2 million, respectively. For the three months ended March 31, 2011, the provision for loan losses was comprised of provisions for two issuers with an aggregate amortized cost of $13.5 million. For the three months ended March 31, 2010, the provision for loan losses was comprised of four loans with total amortized cost of $9.8 million. During the three months ended March 31, 2011 and 2010, the provisions for loan losses all related to loans held in DFR MM CLO.

We restructured two loans during the three months ended March 31, 2011 that qualify as troubled debt restructurings under ASC Topic 310. These troubled debt restructurings related to one first lien loan and one second lien loan we held with the same creditor. The first lien loan was fully reinstated in the restructuring with past due interest capitalized into the principal outstanding of the loan. The interest rate on the loan decreased and the maturity date was extended by one year. We also received equity in the creditor as part of the restructuring.  We evaluated whether further provision for loan losses for this loan was required as a result of the restructuring and noted no further provision was required. The carrying value of this loan was reduced by the fair value of the equity received in the restructuring.  The second lien loan was exchanged entirely for equity and we charged-off the remaining carrying value of the second lien loan during the three months ended March 31, 2011.

The following table provides supplemental information regarding troubled debt restructurings on loans held for investment by class of loan as of March 31, 2011:

	1st Lien	2nd Lien	Mezzanine	Total

Number of loans qualifying as troubled debt restructurings	1	1	—	2

Pre-modification outstanding recorded investment (in thousands)	$8,096	$65	$—	8,161

Post-modification outstanding recorded investment (in thousands)	$8,081	$—	$—	8,081

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

The following table summarizes our loans held for investment by both internal risk rating and class as of March 31, 2011:

	First Lien	Second Lien	Mezzanine	Total
	(In thousands)
Internal risk rating:
Grade 1	$—	$—	$—	$—
Grade 2	82,054	39,883	—	121,937
Grade 3	10,685	42,102	4,443	57,230
Grade 4	10,892	10,844	—	21,736
Grade 5	—	—	—	—
Total:	$103,631	$92,829	$4,443	$200,903

The following table provides supplemental information regarding loans held for investment on nonaccrual status by class of loan as of March 31, 2011:

	First Lien	Second Lien	Mezzanine	Total
Recorded investments in loans on nonaccrual status (1) (in thousands)	$10,892	$3,844	$—	$14,736

Average days past due of loans on nonaccrual status	—	212	—	212

(1)                                  Investments in loans on nonaccrual status are reported net of respective allowances for loan losses. As of March 31, 2011, all loans held for investment which are greater than 90-days delinquent are on nonaccrual status.

Loans classified as held for sale and carried at the lower of cost or estimated fair value totaled $1.3 million, net of a valuation allowance of $37,000 as of March 31, 2011. We did not recognize $0.1 million of interest income earned, but not yet received, on loans held for sale for the three months ended March 31, 2011 as a result of the placement of these loans on non-accrual status.

As of March 31, 2011, we held certain loans, loans held for sale and loans classified as investments at fair value that settle interest accruals by increasing the outstanding principal balance of the loan. For the three months ended March 31, 2011, we settled interest receivables through increases to the loans’ outstanding principal balances in the amount of $0.6 million.

Our loans, loans held for sale and loans classified as investments at fair value are diversified over many industries, primarily as a result of industry concentration limits outlined in the indentures of each CLO, and as such we do not believe we have any significant concentration risk associated with the composition of the loan portfolio.

7. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Derivative instruments are carried at fair value as discussed in Note 5. The following table is a summary of our derivative instruments as of March 31, 2011 for our Principal Investing segment:

	Number of	Notional
	Contracts	Amount	Assets	Liabilities	Net Fair Value
		(In thousands)
Warrants	3	n/a	$31	$—	$31
Embedded Derivative	1	n/a	—	(9,903)	(9,903)
	4	$—	$31	$(9,903)	$(9,872)

n/a—not applicable

The following table is a summary of our derivative instruments as of March 31, 2011 for our Consolidated Investment Products segment:

	Number of	Notional
	Contracts	Amount	Assets	Liabilities	Net Fair Value
		(In thousands)
Interest rate swap	1	74,200	$—	$(2,742)	$(2,742)
Warrants	3	n/a	274	—	274
	4	$74,200	$274	$(2,742)	$(2,468)

The following table is a summary of the net (gain) loss on derivatives included in net gain (loss) on investments, loans, derivatives and liabilities in the condensed consolidated statements of operations:

	For the three months ended March 31
	2011	2010
	(In thousands)
Interest rate swaps	$(14)	$(628)
Warrants	46	(39)
Embedded Derivative	1,253	—
Net gain (loss) on derivatives	$1,285	$(667)

Interest Rate Swaps

With respect to our Consolidated Investment Products segment, interest rate swaps may be entered into by a CLO to protect it from a mismatch between any fixed interest rates on its assets and the floating interest rates on its debt. No interest rate swaps held in our Consolidated Investment Products segment were initiated, terminated or matured during the three months ended March 31, 2011. The weighted average fixed rate payable on the interest rate swap in our Consolidated Investment Products segment as of March 31, 2011 was 5.96%.

Embedded Derivative

Our Convertible Notes contain a conversion feature with certain antidilution provisions that cause the conversion feature to be deemed an embedded derivative instrument. See Note 10 for additional discussion concerning our Convertible Notes and the Embedded Derivative.

Warrants

Our Principal Investing and Consolidated Investment Products segments hold warrants to purchase equity interests in companies with respect to which they are, or were, also a debt holder. These warrants were typically issued in connection with renegotiations and amendments of the loan agreements.

8. NET GAIN (LOSS) ON INVESTMENTS, LOANS, DERIVATIVES AND LIABILITIES

The following table is a summary of the components of our net gain (loss) on investments, loans, derivatives and liabilities:

	For the three months ended March 31
	2011	2010
	(In thousands)

Net gain on investments at fair value	$46,004	$73,032
Net loss on liabilities at fair value (1)	(91,208)	(93,421)
Net gain on loans	547	2,754
Net gain (loss) on derivatives	1,285	(667)
Net gain (loss) on investments, loans, derivatives and liabilities	$(43,372)	$(18,302)

(1)                                  Includes $24.2 million and $5.6 million of CIP CLO preference share distributions for the three months ended March 31, 2011 and 2010, respectively.  In the fourth quarter of 2010, we changed the presentation of the CIP CLOs preference share distributions from a direct reduction of appropriated retained earnings of Consolidated Investment Products within the condensed consolidated statements of stockholders’ equity to a loss within net gain (loss) on investments, loans, derivatives and liabilities on the condensed consolidated statements of operations and a corresponding increase in net loss attributable to noncontrolling interest and Consolidated Investment Products.  This correction had no impact on net income attributable to CIFC Deerfield Corp.

9. REPURCHASE AGREEMENTS

Repurchase agreements are short-term borrowings from financial institutions that bear interest at rates that have historically moved in close relationship with one-month, two-month or three-month LIBOR. As of March 31, 2011, we had repurchase agreements outstanding with four counterparties in the amount of $251.0 million with a weighted-average borrowing rate of 0.32% and remaining weighted average maturity of 26 days. As of March 31, 2011, the fair value of securities pledged minus repurchase agreement liabilities and related accrued interest payable was $11.5 million.  As of March 31, 2011, 78.9% of our repurchase agreement liabilities were concentrated with one counterparty.

To the extent that we receive securities as collateral in connection with repurchase agreement transactions, we are generally permitted to sell or repledge these securities. As of March 31, 2011, we did not have any such securities held as collateral. We also pledge our own assets to collateralize our repurchase agreements and derivative transactions. These owned and pledged securities, where the counterparty has the right by contract or custom to sell or repledge the financial instruments, were approximately $262.5 million as of March 31, 2011 and consisted of securities pledged as initial collateral on repurchase agreements.

10. LONG-TERM DEBT

The following table summarizes our long-term debt as of March 31, 2011:

		Current
	Carrying	Weighted Average	Weighted Average
	Value	Borrowing Rate	Remaining Maturity
	(In thousands)		(In years)
Recourse:
March Junior Subordinated Notes	$95,000	1.00%	24.6
October Junior Subordinated Notes	25,000	3.80%	24.6
Convertible Notes (1)	16,957	8.00%	6.7
Total Recourse	136,957	2.38%	22.4
Non-Recourse:
DFR MM CLO (2)	185,360	1.10%	8.3
Consolidated Investment Products (3)	3,709,760	0.88%	8.6
Total Non-Recourse	3,895,120	0.89%	8.6
Total long-term debt	$4,032,077	0.94%	9.1

(1)                                  The Convertible Notes principal outstanding of $25.0 million is presented net of an $8.0 million discount, which includes $6.9 million originally allocated to the Embedded Derivative. The Convertible Notes currently pay interest at the 8.00% stated rate; however, including the discount, the effective rate of interest is 18.14%.

(2)                                  Excludes $19.0 million of DFR MM CLO debt that we own and eliminate upon consolidation. Had this debt been included the weighted-average borrowing rate would be 1.40% as of March 31, 2011.

(3)                                  Long-term debt of the CIP CLOs is recorded at fair value. Included in the carrying value is the fair value of the preference shares issued by the CIP CLOs in the carrying value. However, the preference shares do not have a stated interest rate and are therefore excluded from the calculation of the weighted average borrowing rate. The par value of the CIP CLOs long-term debt (including preference shares) was $4.3 billion as of March 31, 2011.

Recourse Debt

Recourse debt refers to debt where the lenders have recourse to our unencumbered assets to satisfy our obligations under such debt.

Junior Subordinated Notes

The $95.0 million in aggregate principal amount of junior subordinated notes issued in March 2010 (the “March Junior Subordinated Notes”) bear interest at an annual rate of 1% through April 30, 2015. Thereafter, the March Junior Subordinated Notes will bear interest at an annual rate of LIBOR plus 2.58% until maturity on October 30, 2035. The $25.0 million in aggregate principal amount of junior subordinated notes issued in October 2010 (the “October Junior Subordinated Notes”) bear interest at an annual rate of LIBOR plus 3.50% and mature on October 30, 2035. The indentures governing the March and October Junior Subordinated Notes contain certain restrictive covenants that do not include any financial covenants.

Convertible Notes

On June 9, 2010, in connection with the closing of the acquisition of CNCIM, we issued to Bounty Investments, LLC (together with its majority-owned subsidiary DFR Holdings, LLC, “Bounty”), for cash, $25.0 million in aggregate principal amount of our Convertible Notes, convertible into 4,132,231 shares of common stock (as such amount may be adjusted in certain events or increased in connection with the payment of interest-in-kind (“PIK Interest”)) at an initial conversion price of $6.05 per share, subject to adjustment. The Convertible Notes will mature on December 9, 2017. Interest is paid in cash at a per annum rate starting at 8%, increasing incrementally to 11% on June 9, 2014; provided, that we may, in our sole discretion and upon notice to the holders of the Convertible Notes, elect to pay up to 50% of the interest payment due to any holder of the Convertible Notes in PIK Interest, subject to certain conditions.  The agreement governing the Convertible Notes contains certain restrictive covenants that do not include any financial covenants.

We evaluated the terms and conditions of the conversion feature contained in the Convertible Notes and based on certain of the antidilution provisions, the conversion feature is deemed an embedded derivative instrument. These antidilution provisions prevent the conversion feature from qualifying as being indexed to our common stock. The Convertible Notes are recorded as two components: (i) the Embedded Derivative initially recorded on the closing date of the acquisition of CNCIM (“the CNCIM Closing Date”) as a $6.9 million derivative liability and, (ii) long-term debt initially recorded on the CNCIM Closing Date at $16.5 million. The total CNCIM Closing Date fair value of the two components was $23.4 million. The $1.6 million difference between the $25.0 million principal amount of the Convertible Notes and the $23.4 million CNCIM Closing Date total fair value associated with the Convertible Notes was treated as a reduction of purchase consideration in conjunction with the acquisition of CNCIM. We did not elect the fair value option for the long-term debt component of the Convertible Notes. The difference between the $16.5 million CNCIM Closing Date fair value of the component of the Convertible Notes recorded as long-term debt and the $25.0 million principal amount of the Convertible Notes will be accreted to earnings using the effective yield method of recognizing interest expense.  At each subsequent balance sheet date, the Embedded Derivative is marked to fair value, and the change in fair value is recorded in the consolidated statements of operations within net gain (loss) on investments, loans, derivatives and liabilities. As of March 31, 2011, the Embedded Derivative was valued at $9.9 million.

Non-Recourse Debt

Non-recourse debt refers to debt where the lenders have recourse only to specific assets pledged as collateral to the lenders.

DFR MM CLO

DFR MM CLO’s debt securities bear interest at rates that reset quarterly based on varying spreads to three-month LIBOR. The DFR MM CLO debt securities are due in 2019, but are subject to accelerated repayment if we exercise our conditional option to redeem the CLO and liquidate the assets. The carrying value of the assets held in DFR MM CLO, which are the only assets to which DFR MM CLO’s debt holders have recourse for repayment, was $249.8 million as of March 31, 2011. During the three months ended March 31, 2011, DFR MM CLO paid down $20.3 million of its outstanding debt as a result of certain structural provisions contained in its indenture.

Consolidated Investment Products

During the three months ended March 31, 2011, the CIP CLOs paid down $21.4 million of their outstanding debt and distributed $24.2 million to the holders of their preference shares. The carrying value of the assets held in the CIP CLOs, which are the only assets to which the CIP CLO debt holders have recourse for repayment, was $4.2 billion as of March 31, 2011.

11. EQUITY

Performance Shares

Each of the restricted stock units (“Performance Shares “) outstanding represents the right to receive one share of our common stock upon vesting, subject to acceleration upon the occurrence of certain specified events. The number of Performance Shares may be adjusted, as determined by our board of directors (the “Board”), in connection with any stock dividends, stock splits, subdivisions or consolidations of shares (including reverse stock splits) or similar changes in our capitalization. The Performance Shares which remain outstanding as of March 31, 2011 represent grants to the non-employee members of our Board during 2009 and 2010.

The following table summarizes our Performance Shares activity for the three months ended March 31, 2011:

Performance shares outstanding as of January 1, 2011	397,052
Settled (1)	(248,069)
Performance shares outstanding as of March 31, 2011	148,983

(1)                                  Settled represents the gross number of Performance Shares satisfied. We issued 163,709 shares of common stock to satisfy these Performance Share grants, which were net of 84,360 shares of common stock withheld to satisfy income tax withholding obligations of certain of the recipients.

Warrants

On March 22, 2010, we granted fully vested warrants to purchase 250,000 shares of our common stock at an exercise price of $4.25 per share to certain third parties in conjunction with the termination of Deerfield Pegasus Loan Capital LP (“DPLC”). For the three months ended March 31, 2010, we recognized $0.5 million of warrant expense related to these warrants in other general and administrative expense in the condensed consolidated statements of operations.

Appropriated Retained Earnings of Consolidated Investment Products

Appropriated retained earnings of Consolidated Investment Products initially represented the excess fair value of the CIP CLOs’ assets over the CIP CLOs’ liabilities at the date of the adoption of the amendments to ASC Topic 810 and the date of the CNCIM acquisition for the CNCIM CLOs. Appropriated retained earnings of Consolidated Investment Products is adjusted each period for the net income (loss) attributable to Consolidated Investment Products.

12. COMPUTATION OF EARNINGS PER SHARE

The following table presents the calculation of basic and diluted earnings (loss) per share:

	For the three months ended March 31
	2011	2010
	(In thousands, except per share data)

Net income (loss) attributable to CIFC Deerfield Corp.	$842	$(137)
Dilutive effect of:
Convertible Notes	(120)	—
Net income (loss) attributable to CIFC Deerfield Corp.
used in diluted calculation	$722	$(137)

Weighted-average shares used in basic calculation	11,372	6,763
Dilutive effect of:
Warrants	79	—
Convertible Notes	4,132	—
Weighted-average shares used in diluted calculation	15,583	6,763

Earnings (loss) per share -
Basic	$0.07	$(0.02)
Diluted	$0.05	$(0.02)

For the three months ended March 31, 2011, the 4,132,231 Conversion Shares related to the Convertible Notes and the 250,000 of outstanding warrants were included in the calculation of diluted earnings per share because their effect was dilutive under the if-converted method and treasury stock method, respectively. For the three months ended March 31, 2010, the 250,000 of outstanding warrants were not included in the calculation of diluted earnings per share because their effect was anti-dilutive. For the three months ended March 31, 2011 and 2010, performance shares were included in the weighted average shares calculation but were not included in shares outstanding.

13. INCOME TAXES

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

The entities that comprise our Consolidated Investment Products segment are foreign entities that are generally exempt from U.S. federal and state income taxes. Income taxes, if any, are the responsibility of the entity’s equity owners. Consequently, our consolidated statements of operations do not include a provision for income tax expense (benefit) related to the pre tax income (loss) of our Consolidated Investment Products segment. However, to the extent that we hold an equity interest in these entities, we are required to include our proportionate share of their income in the calculation of our taxable income.

We have recorded deferred income taxes as of March 31, 2011 in accordance with ASC Topic 740 —Income Taxes (“ASC Topic 740). We record deferred tax assets and liabilities for the future tax consequences attributable to differences between the carrying amounts of assets and liabilities and their respective income tax bases. As required by ASC Topic 740, we evaluated the likelihood of realizing tax benefits in future periods, which requires the recognition of a valuation allowance to reduce any deferred tax assets to an amount that is more likely than not to be realized. Under ASC Topic 740, we are required to identify and consider all available evidence, both positive and negative, in determining whether it is more likely than not that all or some portion of the deferred tax assets will not be realized. As of March 31, 2011, our evaluation concluded that there was no need for a valuation allowance.

Prior to the acquisition of CNCIM, we had substantial federal net operating losses (“NOLs”) and net capital losses (“NCLs”) which were available to offset future taxable income or capital gains. The June 2010 issuance of the shares of our common stock in connection with the acquisition of CNCIM, resulted in an ownership change as defined in Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Ownership Change”). As a result of the occurrence of the Ownership Change, our ability to use our NOLs, NCLs and certain recognized built-in losses to reduce our taxable income in future years is generally limited to an annual amount (the “Section 382 Limitation”) based primarily on a percentage of the fair market value of our common stock immediately prior to the Ownership Change, subject to certain adjustments. This annual amount is approximately $1.2 million. NOLs and NCLs that exceed the Section 382 Limitation in any year will continue to be allowed as carryforwards for the remainder of the carryforward period; however, if the carryforward period for any NOLs or NCLs expires before that loss is fully utilized, the unused portion will provide no future benefit. As of March 31, 2011, our combined federal NOL, NCL and built-in loss carryforwards were approximately $28.2 million and will begin to expire in 2028.

For periods prior to the Ownership Change, the utilization of NOLs and NCLs resulted in no provision for federal or state income taxes. Because of the Ownership Change and Section 382 Limitation, we can no longer offset all of our federal taxable income with our NOLs and NCLs; therefore, we are required to pay current federal taxes on our net taxable income. Our Illinois NOLs and NCLs are not subject to the Section 382 Limitation, which means that our Illinois NOLs and NCLs will be available to offset our state net taxable income beginning in 2014 when the recently enacted three year suspension of NOL utilization in Illinois expires.

The components of income tax expense for the three months ended March 31, 2011 were as follows:

For the three months ended March 31,
2011
(In thousands)
Current:
Federal	$549
State	195
Total current expense	744

Deferred:
Federal	$2,673
State	(938)
Total deferred expense	1,735

Total income tax expense	$2,479

Deferred income tax expense includes a derecognition of previously recorded deferred tax assets related to a restructured loan with a recognized built-in-loss that was not allowed for tax purposes. The deferred state tax benefit includes the impact of the increase in the Illinois statutory tax rate.

The table below details the significant components of our deferred tax asset and deferred tax liability:

March 31,
2011
(In thousands)
Deferred tax assets:
Impairment of intangible assets and goodwill	$36,860
State net operating loss carryforwards	11,603
Federal net operating loss carryforwards	7,848
Provision for loan losses	4,876
Other	10,318
Deferred tax asset	71,505
Deferred tax liability	(4,397)
Net deferred tax asset	$67,108

14.          RELATED PARTY TRANSACTIONS

Bounty is considered a related party as a result of our issuance of 4,545,455 shares of our common stock to Bounty as part of the consideration for the acquisition of CNCIM. As such, the accrual and payment of interest on the Convertible Notes and on the deferred purchase payments are considered related party transactions. See Note 10 for disclosure concerning the Convertible Notes. Fees paid to members of our Board who are representatives of Bounty totaled $38,500 for the three months ended March 31, 2011. In addition, affiliates of Bounty previously held investments in all four of the CNCIM CLOs and as of March 31, 2011, held investments in two of the CNCIM CLOs.

15.                               SEGMENT REPORTING

Our business consists of three reportable segments: Investment Management, Principal Investing and Consolidated Investment Products. We evaluate the performance of our Investment Management and Principal Investing segments (“DFR Operations”) based on segment results, expenses and revenues. We separately evaluate our Consolidated Investment Products segment based on its results, expenses and revenues, as our Consolidated Investment Products segment consists exclusively of the CIP CLOs. The results for all segments also include direct and allocated expenses and revenues. The following table provides a breakdown of our consolidated statements of operations into segment-based components.

The following summarizes the financial information concerning our reportable segments (as described in Note 1):

	For the three months ended March 31, 2011
	DFR Operations
	Investment Management (1)	Principal Investing (1)	Total DFR Operations	Consolidated Investment Products	Eliminations		Consolidated DFR
	(In thousands)
Interest income	$1	$6,564	$6,565	$44,919	$(89)	(2)	$51,395
Interest expense	85	2,191	2,276	8,360	(34)	(2)	10,602
Net interest income (expense)	(84)	4,373	4,289	36,559	(55)		40,793
Provision for loan losses	—	2,633	2,633	—	—		2,633
Net interest income (expense) after provision for loan losses	(84)	1,740	1,656	36,559	(55)		38,160
Investment advisory fees	6,821	—	6,821	—	(4,793)	(3)	2,028
Total net revenues	$6,737	$1,740	$8,477	$36,559	$(4,848)		$40,188
Depreciation and amortization	$1,851	$—	$1,851	$—	$—		$1,851
Income tax expense	$505	$1,974	$2,479	$—	$—		$2,479
Net income (loss)	$(134)	$976	$842	$(16,747)	$—		$(15,905)

As of March 31, 2011
(In thousands)
Identifiable assets	$93,373	$605,316	$698,689	$4,150,126	$(11,670)	(4)	$4,837,145

	For the three months ended March 31, 2010
	DFR Operations
	Investment Management (1)	Principal Investing (1)	Total DFR Operations	Consolidated Investment Products	Eliminations		Consolidated DFR
	(In thousands)
Interest income	$6	$7,269	$7,275	$24,286	$(59)	(2)	$31,502
Interest expense	1,213	1,785	2,998	4,755	(59)	(2)	7,694
Net interest income (expense)	(1,207)	5,484	4,277	19,531	—		23,808
Provision for loan losses	—	4,186	4,186	—	—		4,186
Net interest income (expense) after provision for loan losses	(1,207)	1,298	91	19,531	—		19,622
Investment advisory fees	6,502	—	6,502	—	(3,606)	(3)	2,896
Total net revenues	$5,295	$1,298	$6,593	$19,531	$(3,606)		$22,518
Depreciation and amortization	$5,738	$—	$5,738	$—	$—		$5,738
Income tax expense (benefit)	$—	$—	$—	$—	$—		$—
Net income (loss)	$(3,448)	$3,992	$544	$(9,410)	$—		$(8,866)

As of March 31, 2010
(In thousands)
Identifiable assets	$39,538	$678,591	$718,129	$2,383,348	$(5,248)	(4)	$3,096,229

(1)                                  Excludes intercompany investment advisory fee revenues of our Investment Management segment and corresponding intercompany management fee expense of our Principal Investing segment related to the management agreement between the two segments of $0.6 million and $0.7 million for the three months ended March 31, 2011 and 2010, respectively.

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

(4)                                  Primarily represents the elimination of Investment Management segment and Principal Investing segment investments in CIP CLOs and the receivable for fees charged to our Consolidated Investment Products segment by our Investment Management segment.

Our Principal Investing segment’s results of operations include the financial results of DFR MM CLO for the three months ended March 31, 2011 and the financial results of both DFR MM CLO and DPLC for the three months ended March 31, 2010.

16. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

DFR reached a settlement with the SEC that resolved the previously-disclosed investigation by the SEC of certain mortgage securities transactions effected by DCM on behalf of DFR in 2005 and 2006, and the accounting for those transactions. In connection with the settlement, on February 2, 2011, the SEC issued an order (the “Order”) directing DFR and the former Chief Financial Officer of DCM to cease and desist from future violations of certain reporting, books and records, and internal control provisions of the Securities Exchange Act of 1934 (the “Exchange Act”). DFR and the former Chief Financial Officer of DCM consented to the entry of the Order without admitting or denying the SEC’s findings. DFR agreed to pay approximately $1.3 million in disgorgement and prejudgment interest in connection with the settlement, which is consistent with the reserve DFR previously established and reported for this matter as of June 30, 2010, which was included in other, net in the condensed consolidated statements of operations. DCM has hired the former Chief Financial Officer of DCM as its Chief Administrative Officer.

In the Order, the SEC stated that in connection with three transactions involving securities issued by Real Estate Mortgage Investment Conduits (“REMICs”), one of which occurred in December 2005 and two in March 2006, DFR sold a REMIC while at the same time purchasing a new security, a “re-REMIC,” which had nearly the same stream of payments. DFR recognized gains from the sales of the REMICs. The Commission alleged that DFR’s recognition of these gains was improper and contrary to U.S. GAAP. For the December 2005 transaction, DFR recognized $3.9 million of gain on the sale of the REMIC. For the March 2006 transactions, DFR recognized gains of $3.6 million. The SEC also stated that the recognition of the gain on the December 2005 transaction caused an excess payment of $977,000 in performance fees to DCM, which by virtue of its provision of investment management and administrative services to DFR, made the decision to account for the December 2005 transaction as a sale.

Prior to our merger with CIFC and prior to CIFC’s acquisition in December 2010 of CypressTree Investment Management, LLC, (“CypressTree”), CypressTree and certain of its former partners were defendants in a legal proceeding that was decided on March 23, 2011. In connection with CIFC’s acquisition of CypressTree from Primus Asset Management, Inc. (“PAM”), PAM agreed to assume all liability with respect to this matter which they, and the other defendants, satisfied on April 28, 2011. As a result, resolution of this matter will have no financial impact on DFR or its subsidiaries, including CIFC and CypressTree.

In the ordinary course of business, we may be subject to legal and regulatory proceedings that are generally incidental to our ongoing operations. While there can be no assurance of the ultimate disposition of such proceedings, we do not believe their disposition will have a material adverse effect on our consolidated financial statements.

17. SUBSEQUENT EVENTS

In April 2011, through a special purpose vehicle (“SPV”), we funded $15.0 million as initial collateral for a CLO warehouse facility in the form of a total return swap with Citibank, N.A.  The reference obligations under the total return swap agreement will be senior secured corporate loans which we intend to eventually include within a new CLO to be issued by the SPV and managed by CIFC. Citibank, N.A. has committed to fund the acquisition of up to $350.0 million in reference obligations through the total return swap, subject to certain conditions, including a continuing collateral requirement of not less than a specified percentage of the reference obligations.  We expect to fund additional amounts as collateral for the warehouse facility.

In connection with the preparation of the condensed consolidated financial statements in accordance with ASC Topic 855—Subsequent Events, we evaluated subsequent events after the balance sheet date of March 31, 2011. Other than the funding of the initial collateral for the total return swap with Citibank, N.A. and the Merger that closed on April 13, 2011(described in Note 3), there have been no significant subsequent events since March 31, 2011 that require adjustment to or additional disclosure in these condensed consolidated financial statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion together with our condensed consolidated financial statements and notes thereto included in Part I—Item 1. Financial Statements of this Quarterly Report on Form 10-Q (the “Quarterly Report”).  The statements in this discussion regarding the industry outlook and our expectations regarding the future performance of our business and the other non-historical statements are forward-looking statements. These forward- looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in Special Note Regarding Forward-Looking Statements and Part I—Item 1A. Risk Factors in our 2010 Annual Report on Form 10-K. Unless otherwise noted or the context otherwise requires, we refer to CIFC Deerfield Corp. (formerly known as Deerfield Capital Corp.) as “DFR,” to DFR and its subsidiaries as “we,” “us,” “our,” “our company” or the “Company,” to Deerfield Capital Management LLC, one of our indirect wholly-owned subsidiaries, as “DCM,” to CIFC Investment Management, LLC, one of our wholly-owned subsidiaries, as “CIFC,” and to Columbus Nova Credit Investments Management, LLC, a wholly owned subsidiary of DCM, as “CNCIM.”

Business Overview

We are a Delaware corporation with three business segments: Investment Management, Principal Investing and Consolidated Investment Products. Our Investment Management segment manages approximately $9.1 billion of client assets as of April 1, 2011, including senior secured corporate loans (“SSCLs”) and other corporate debt, residential mortgage-backed securities (“RMBS”), asset-backed securities (“ABS”) and government securities. Our Investment Management segment earns investment advisory fees for managing investment accounts, including collateralized loan obligations (“CLOs”), collateralized debt obligations (“CDOs”) and other investment vehicles. Certain of these client assets, which we are required to consolidate, constitute our Consolidated Investment Products segment. In addition, through our Principal Investing segment, we manage our own fixed income investments which totaled $485.2 million as of March 31, 2011. These fixed income investments include SSCLs and other corporate debt as well as RMBS.  Our investments in RMBS are backed by mortgage loans and guaranteed as to principal and interest by either federally chartered entities or the U.S. government (“Agency RMBS”). On April 13, 2011, we completed our previously announced merger with CIFC Investment Management LLC. (“CIFC”). See Merger with CIFC below for a description of the merger.

Investment Management Segment

As of March 31, 2011, our Investment Management segment is operated through our indirect wholly-owned subsidiary, DCM and its wholly-owned subsidiary, CNCIM. Unless otherwise noted or the context otherwise requires, references to DCM’s investment management activities include the activities of CNCIM. Through our Investment Management segment, we manage investment accounts for various types of clients, including CLOs, CDOs and other investment vehicles. These accounts are collective investment vehicles that pool the capital contributions of multiple investors, which are typically institutional investors. We specialize in managing fixed income investments, including SSCLs and other corporate debt, RMBS, government securities and ABS.

Our primary source of revenue from our Investment Management segment is the investment advisory fees paid by the accounts we manage. These fees typically consist of management fees based on the account’s assets and, in some cases, performance fees based on the returns generated for the account.

Principal Investing Segment

Our Principal Investing segment manages our own assets, which are comprised primarily of fixed income investments, including SSCLs and other corporate debt and Agency RMBS. We refer to our investments in SSCLs (first lien and second lien term loans), senior subordinated debt facilities and other junior securities as “Corporate Loans.”

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

Consolidated Investment Products Segment

Our Consolidated Investment Products segment consists of 11 CLOs (including one CDO, the “CIP CLOs”) managed by our Investment Management segment which we are required to consolidate because they are variable interest entities (VIEs”) with respect to which we are deemed to be the primary beneficiary. We were required to consolidate the CIP CLOs pursuant to the amendments to the consolidation guidance in the Financial Accounting Standards Board Accounting Standards Codification Topic 810—Consolidation (“ASC Topic 810”), as amended by Accounting Standards Update 2009-17, which became effective January 1, 2010. The assets of the CIP CLOs are held solely as collateral to satisfy the obligations of the CIP CLOs. We have no right to the benefits from, nor do we bear the risks associated with, the assets held by the CIP CLOs, beyond our minimal direct investments and beneficial interests in, and management fees generated from, the CIP CLOs. If DFR were to liquidate, the assets of the CIP CLOs would not be available to our general creditors, and as a result, we do not consider them our assets. Additionally, the investors in the CIP CLOs have no recourse to the general credit of DFR for the debt issued by the CIP CLOs. Therefore, this debt is not our obligation.  See Notes 2, 4, 5, 7, 10, 11 and 15 to the condensed consolidated financial statements for disclosures related to our Consolidated Investment Products segment.

Merger with CIFC

On April 13, 2011 (the “Closing Date”), we completed our previously announced merger with CIFC (the “Merger”). As a result of the Merger, CIFC became a wholly-owned subsidiary of DFR. The consideration for the Merger paid or payable to CIFC Parent Holdings, LLC (“CIFC Parent”), the sole stockholder of CIFC, consists of (i) 9,090,909 shares of our common stock (the “Stock Consideration”), (ii) $7.5 million in cash, payable in three equal installments of $2.5 million (subject to certain adjustments), the first of which was paid on the Closing Date and the remaining of which are payable on the first and second anniversaries of the Closing Date, (iii) $4.3 million in cash (subject to certain adjustments) as consideration for the cash balance at CIFC on the Closing Date, (iv) out-of pocket costs and expenses incurred by CIFC and CIFC Parent in connection with the Merger currently expected to total $2.9 million, (v) the first $15.0 million of performance fees received by the combined company from certain CLOs currently managed by CIFC and (vi) 50% of any performance fees in excess of $15.0 million in the aggregate received by the combined company over the next ten years from certain CLOs currently managed by CFIC and (vii) payments relating to the present value of any such performance fees from certain CLOs currently managed by CFIC that remain payable to the combined company after the tenth anniversary of the Closing Date. As the Merger occurred subsequent to March 31, 2011, it will begin to be reflected in our condensed consolidated financial statements for the three months ending June 30, 2011.

As a result of the Merger, on the Closing Date we changed our name to CIFC Deerfield Corp. and moved our principal executive offices and corporate headquarters from 6250 North River Road, 12th Floor, Rosemont, Illinois 60018 to 250 Park Avenue, 5th Floor, New York, NY 10177. In addition, the state of incorporation of CIFC Deerfield Corp. was changed from Maryland to Delaware.

Due to the timing of the close of the Merger and the complexity of accounting for the transaction, the initial accounting for the Merger is incomplete.  The calculation of purchase consideration (including contingent consideration), the summary of assets acquired (including intangible assets and goodwill) and liabilities assumed, transaction costs and preparation of pro forma financial information are pending completion.

Collateralized Loan Obligations (CLOs)

The term CLO (which for purposes of the discussion in this section also includes the term CDO) generally refers to a special purpose vehicle that owns a portfolio of investments and issues various tranches of debt and equity securities to finance the purchase of those investments. The investments purchased by the CLO are governed by extensive investment guidelines, including limits on the CLO’s exposure to any single industry or issuer and limits on the ratings of the CLO’s assets. Most CLOs have a defined investment period during which they are allowed to make investments or reinvest capital as it becomes available.

CLOs typically issue multiple tranches of debt and equity securities with varying ratings and levels of subordination to finance the purchase of investments. These securities receive interest and principal payments from the CLO in accordance with an agreed upon priority of payments, commonly referred to as the “waterfall.” The most senior notes, generally rated AAA/Aaa, commonly represent the majority of the total liabilities of the CLO. This tranche of notes is issued at a specified spread over LIBOR and normally has the first claim on the earnings on the CLO’s investments after payment of certain fees and expenses. The mezzanine tranches of rated notes generally have ratings ranging from AA/Aa to BB/Ba and also are usually issued at a specified spread over LIBOR with higher spreads paid on the tranches with lower ratings. Each tranche is typically only entitled to a share of the earnings on the CLOs’ investments if the required interest and principal payments have been made on the more senior tranches. The most junior tranche can take the form of either subordinated notes or preference shares and is commonly referred to as the CLO’s “equity.” The equity generally does not have a stated coupon but is entitled to residual cash flows from the CLOs’ investments after all of the other tranches of notes and certain other fees and expenses are paid. .  The majority of the equity of the CLOs we manage are owned by third parties. We own all of the equity of DFR MM CLO and a significantly smaller portion of the equity of certain of the other CLOs we manage.

CLOs generally appoint a collateral manager to manage their investments. In exchange for their services, CLO managers typically receive three types of fees: senior management fees, subordinated management fees and performance fees. CLOs also generally appoint a trustee and collateral administrator, who is responsible for holding the CLOs’ investments, collecting investment income and distributing that income in accordance with the waterfall.

Market and Economic Conditions

The corporate credit markets, along with the economy, continued to improve since the beginning of the year. These improvements represent the continuation of a trend that became, with the benefit of hindsight, well established in 2010. A meaningful indicator of the improved financial environment can be seen in the default rate for SSCLs, as reported by J.P. Morgan, which reached 12.8% in 2009 but dropped to 1.8% in 2010 and to 1.1% for the three months ended March 31, 2011. This significantly lower default rate created a positive environment for the CLOs we manage and, if this trend continues, may encourage the return of institutional investors to our core products.

Separately, we also invest in Agency RMBS on a leveraged basis. The market for Agency RMBS was affected by several new developments during the three months ended March 31, 2011, including increased uncertainties with respect to the future of the government-sponsored enterprises (“GSEs”) and the amount of the RMBS these GSEs will guarantee.

Our Strategy

We believe the Merger has substantially improved our positioning for future growth by virtue of increased scale, improved financial condition, a broader and more experienced management team, and the addition of the CIFC CLO fund family which has market-leading performance in the U.S.-managed CLO segment. In addition, we believe the environment is more conducive to future growth due to improving institutional investor demand for investment products based on corporate credit, including SSCLs, our core business. Specific growth opportunities are expected to include organic growth, the issuance of new CLOs and new investment products based on our corporate credit expertise. While an advantageous level of scale has been achieved due to the Merger, acquisitions of other asset managers are possible which may provide additional scale and the potential for margin-enhancing cost synergies. Our overall goal is to continue to expand our product offerings and investment management services to a broader set of institutional investors to enhance our position as a leading credit asset manager.

Changes in Financial Condition

During the three months ended March 31, 2011, the most significant changes in our financial condition related to DFR Middle Market CLO Ltd. (“DFR MM CLO”), an entity we consolidate into our Principal Investing segment because we own all of its preference shares. DFR MM CLO’s reinvestment period terminated in July 2010 and following the termination, proceeds received from prepayments and sales of loans held in DFR MM CLO can no longer be reinvested and are instead used to reduce the principal balance of DFR MM CLO’s outstanding debt. As a result, during the three months ended March 31, 2011, DFR MM CLO’s loan portfolio decreased by $35.5 million and the principal balance of DFR MM CLO’s outstanding debt was reduced by $20.3 million. We expect continued declines in DFR MM CLO’s assets and liabilities due to continued prepayments of assets held in DFR MM CLO and related reductions of the principal balance of DFR MM CLO’s outstanding debt.

Results of Operations

When we analyze our financial results, we focus on the combined results of our Investment Management and Principal Investing segments and refer to these results as the results of “DFR Operations.” While we are required to include our Consolidated Investment Products segment in our consolidated GAAP results, this segment does not have any economic impact on our operations beyond the investment advisory fees we earn on the CIP CLOs and the gains (losses) on our minimal direct investments in the CIP CLOs, which are eliminated upon consolidation.

The following tables present the consolidation of our Investment Management and Principal Investing segments into DFR Operations and the consolidation of DFR Operations and our Consolidated Investment Products segment into our consolidated statements of operations.

CIFC DEERFIELD CORP. AND ITS SUBSIDIARIES

SEGMENT CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended March 31, 2011
	DFR Operations
				Consolidated
	Investment	Principal	Total	Investment
	Management	Investing	DFR	Products		Consolidated
	Segment (1)	Segment (1) (2)	Operations	Segment	Elimination	DFR
	(In thousands, except share and per share amounts)
Revenues
Interest income	$1	$6,564	$6,565	$44,919	$(89)	$51,395
Interest expense	85	2,191	2,276	8,360	(34)	10,602
Net interest income (expense)	(84)	4,373	4,289	36,559	(55)	40,793
Provision for loan losses	—	2,633	2,633	—	—	2,633
Net interest income (expense) after provision for loan losses	(84)	1,740	1,656	36,559	(55)	38,160
Investment advisory fees	6,821	—	6,821	—	(4,793)	2,028
Total net revenues	6,737	1,740	8,477	36,559	(4,848)	40,188

Total expenses	6,712	1,343	8,055	5,606	(4,793)	8,868
Net other income (expense) and gain (loss)	346	2,553	2,899	(47,700)	55	(44,746)
Income (loss) before income tax expense	371	2,950	3,321	(16,747)	—	(13,426)
Income tax expense	505	1,974	2,479	—	—	2,479

Net income (loss)	(134)	976	842	(16,747)	—	(15,905)
Net loss attributable to Consolidated Investment Products	—	—	—	16,747	—	16,747
Net income (loss) attributable to CIFC Deerfield Corp.	$(134)	$976	$842	$—	$—	$842

	Three months ended March 31, 2010
	DFR Operations
				Consolidated
	Investment	Principal	Total	Investment
	Management	Investing	DFR	Products		Consolidated
	Segment (1)	Segment (1) (2)	Operations	Segment	Elimination	DFR
	(In thousands, except share and per share amounts)
Revenues
Interest income	$6	$7,269	$7,275	$24,286	$(59)	$31,502
Interest expense	1,213	1,785	2,998	4,755	(59)	7,694
Net interest income (expense)	(1,207)	5,484	4,277	19,531	—	23,808
Provision for loan losses	—	4,186	4,186	—	—	4,186
Net interest income (expense) after provision for loan losses	(1,207)	1,298	91	19,531	—	19,622
Investment advisory fees	6,502	—	6,502	—	(3,606)	2,896
Total net revenues	5,295	1,298	6,593	19,531	(3,606)	22,518

Total expenses	9,860	2,183	12,043	4,227	(3,606)	12,664
Net other income (expense) and gain (loss)	1,117	4,877	5,994	(24,714)	—	(18,720)
Income (loss) before income tax expense	(3,448)	3,992	544	(9,410)	—	(8,866)
Income tax expense	—	—	—	—	—	—

Net income (loss)	(3,448)	3,992	544	(9,410)	—	(8,866)
Net (income) loss attributable to noncontrolling interest and Consolidated Investment Products	—	(681)	(681)	9,410	—	8,729
Net income (loss) attributable to CIFC Deerfield Corp.	$(3,448)	$3,311	$(137)	$—	$—	$(137)

(1)                                  Excludes intercompany investment advisory fee revenues of our Investment Management segment and corresponding intercompany management fee expense of our Principal Investing segment related to the management agreement between the two segments of $0.6 million and $0.7 million for the three months ended March 31, 2011 and 2010, respectively.

(2)                                  Our Principal Investing segment results of operations include the financial results of DFR MM CLO for the three months ended March 31, 2011 and the financial results of both DFR MM CLO and Deerfield Pegasus Loan Capital LP (“DPLC”) for the three months ended March 31, 2010.

On a consolidated basis, net income attributable to CIFC Deerfield Corp. was $0.8 million, or $0.05 of diluted net income per share, for the three months ended March 31, 2011 compared to net loss attributable to CIFC Deerfield Corp. of $0.1 million, or $0.02 of diluted net loss per share, for the three months ended March 31, 2010.

DFR Operations’ net revenue increased by $1.9 million for the three months ended March 31, 2011, compared to the same period in 2010. This increase was primarily the result of a $1.6 million reduction in provision for loan losses, a $0.3 million increase in investment advisory fees and offsetting decreases in interest income and expense.

DFR Operations’ investment advisory fee income increased by $0.3 million for the three months ended March 31, 2011, compared to the same period in 2010, primarily due to the acquisition of CNCIM on June 9, 2010, which resulted in the addition of investment advisory fees earned from CLOs managed by CNCIM. This increase was partially offset by reductions in the receipt of deferred subordinated management fees during the three months ended March 31, 2011, as most of the CLOs we manage repaid their deferred subordinated management fees and resumed current payment of subordinated management fees during 2010. DFR Operations’ net interest income remained flat for the three months ended March 31, 2011, compared to the same period in 2010. Interest income decreased primarily due to reductions in interest earned on the DFR MM CLO loan portfolio as a result of declines in the size of the portfolio. The decrease in interest income was offset by decreases in interest expense resulting from both lower outstanding long-term debt balances and more favorable interest rates on our long-term debt during the three months ended March 31, 2011, compared to the same period in 2010.

DFR Operations’ total expenses decreased by $4.0 million for the three months ended March 31, 2011, compared to the same period in 2010. This decrease was primarily the result of a $3.9 million decrease in depreciation and amortization and offsetting variances in other operating expenses.  The decrease in depreciation and amortization was primarily the result of accelerated depreciation and amortization recognized during the three months ended March 31, 2010 in connection with abandoning equipment and leasehold improvements associated with our relocation to a new office space.

DFR Operations’ net other income (expense) and gain (loss) decreased by $3.1 million for the three months ended March 31, 2011, compared to the same period in 2010.  This decrease is primarily due to reductions in realized gains on loans held in DFR MM CLO and reductions in unrealized gains on interests in our CIP CLOs, which were eliminated upon consolidation.

DFR Operations recognized income tax expense of $2.5 million for the three months ended March 31, 2011. For the period from January 1, 2008 through June 9, 2010, we did not pay significant corporate income taxes as a result of net operating losses (“NOLs”) and net capital losses (“NCLs”) incurred primarily in 2008. As a result of the acquisition of CNCIM, our ability to use these NOLs and NCLs to offset our federal taxable income was significantly reduced and we began to pay income taxes on a current basis.  The unusual relationship of income tax expense to income before income tax expense for the three months ended March 31, 2011, is attributable to a net reduction of deferred tax assets primarily related to a loan that was restructured in the quarter with a recognized built-in-loss that was not allowed for tax purposes, partially offset by an increase arising from a change in the Illinois statutory rate.

Core Earnings

We believe that core earnings, a non-GAAP financial measure, is a useful metric for evaluating and analyzing our performance. The calculation of core earnings, which we use to compare our own financial results from period to period, eliminates the impact of certain non-cash items, non-recurring items, special charges, essentially all components of net other income (expense) and gain (loss) and the provision (benefit) for income tax from net income (loss), the most comparable GAAP financial measure. We believe core earnings and core earnings per share are useful metrics for investors because they align net interest income and investment advisory fee revenues with the direct expenses incurred to generate those revenues. The core earnings provided herein may not be comparable to similar measures presented by other companies, as it is a non-GAAP financial measure and may therefore be defined differently by other companies. Core earnings includes the earnings from DFR MM CLO, but is not necessarily indicative of cash flows received from DFR MM CLO.

The table below provides a reconciliation between net loss and core earnings:

	Three months ended March 31,
	2011	2010
	(In thousands, except share and per share amounts)

Net loss	$(15,905)	$(8,866)
Adjusting items:
Provision for loan losses	2,633	4,186
Depreciation and amortization	1,851	5,738
Impairment of intangible assets	—	168
Net other income (expense) and gain (loss) (1)	45,353	18,275
Income tax expense	2,479	—
Noncontrolling interest and Consolidated Investment Products core earnings (2)	(30,898)	(15,575)
Warrant expense (3)	—	529
Core earnings	$5,513	$4,455

Core earnings per share - diluted	$0.40	$0.66
Weighted-average number of shares outstanding - diluted (4)	15,583,304	6,769,848

(1)                                  Core earnings for the three months ended March 31, 2011, includes gains (losses) on certain short-term trading strategies related to corporate debt, but excludes all other components of net other income (expense) and gain (loss), such as gains (losses) related to all other investing strategies. The core earnings adjustment for net other income (expense) and gain (loss) for the three months ended March 31, 2010 excludes $0.4 million in strategic transactions expenses which should have been included as an adjustment to core earnings in that period.

(2)                                  Noncontrolling interest and Consolidated Investment Products core earnings is comprised of the portion of net interest income and expenses of the CIP CLOs that are consolidated but are attributable to third party investors in the CIP CLOs. For the three months ended March 31, 2010, noncontrolling interest and Consolidated Investment Products core earnings also includes the portion of net interest income and expenses of DPLC that are attributable to third party investors in DPLC, calculated using each investor’s ownership percentage in DPLC during the measurement period.

(3)                                  Warrant expense is a non-recurring expense.

(4)                                  For the three months ended March 31, 2011, the fully-diluted share number used in the computation of diluted core earnings per share includes the dilutive impact of our outstanding warrants and our convertible notes. In addition, interest expense on our convertible notes of $0.8 million was added back to core earnings for the three months ended March 31, 2011 to calculate diluted core earnings per share under the if-converted method. For the three months ended March 31, 2010, the fully-diluted share number used in the computation of diluted core earnings per share includes the dilutive impact of our outstanding warrants.

Results of Operations by Segment

Investment Management Segment

AUM

Investment advisory fees paid by the accounts we manage are our primary source of revenue from our Investment Management segment. These fees typically consist of management fees based on the account’s assets and, in some cases, performance fees based on the profits we generate for the account.

The following table summarizes the AUM for each of our core product categories:

	As of April 1,
	2011
	Number of
	Accounts	AUM (1)
		(In thousands)

CLOs	16	$5,420,409
ABS CDOs	10	3,240,200
Corporate Bond CDOs	4	441,389
Total AUM (2)	30	$9,101,998

(1)                                  AUM numbers generally reflect the aggregate principal or notional balance of the collateral and, in some cases, the cash balance held by the CLOs and CDOs and are as of the date of the last trustee report received for each CLO and CDO prior to April 1, 2011. The AUM for our Euro-denominated CLO and CDO have been converted into U.S. dollars using the spot rate of exchange as of the respective AUM date.

(2)                                  Total AUM for April 1, 2011 included $245.4 million related to DFR MM CLO. DCM manages DFR MM CLO but is not contractually entitled to receive any management fees therefrom for as long as all of the preference shares issued by DFR MM CLO are held by Deerfield Capital LLC or an affiliate thereof.

During the three months ended March 31, 2011, total AUM decreased by $0.2 billion, primarily driven by declines in ABS CDO AUM. Our ABS CDO AUM declined primarily as a result of (i) continued defaults and downgrades of certain assets held by such CDOs, which in some cases causes the exclusion of those assets from the calculation of AUM, (ii) the diversion of cash flows to repay the debt securities issued by those CDOs based on continued noncompliance with overcollateralization tests and other structural provisions, and (iii) realized losses on assets held by the CDOs.

Net Revenues

Investment Advisory Fees

During the three months ended March 31, 2011 and 2010, we earned investment advisory fees from our management of CLOs, CDOs and separately managed accounts. For the three months ended March 31, 2011 and 2010, investment advisory fees were $6.8 million and $6.5 million on a segment basis, respectively, and $2.0 million and $2.9 million on consolidated basis, respectively. For the three months ended March 31, 2011 and 2010, $4.8 million and $3.6 million, respectively, of fees earned by our Investment Management segment from our Consolidated Investment Products segment were eliminated upon consolidation. Investment advisory fees from our management of separately managed accounts were $0.2 million for the three months ended March 31, 2010. We ceased management of these separately managed accounts in conjunction with the September 30, 2010 sale of a non-core portfolio management product related to these separately managed accounts. The following discussion analyzes changes in our CLO and CDO investment advisory fees.

CLO and CDO Investment Advisory Fees

The following table summarizes the investment advisory fee revenues from the CLOs and CDOs we manage:

	Three months ended March 31,		Variance
	2011	2010	2011 vs. 2010
	(In thousands)
Senior Management Fees:
CLOs	$2,432	$1,654	$778
ABS CDOs	535	771	(236)
Corporate Bond CDOs	267	390	(123)
Total Senior Management Fees	3,234	2,815	419

Subordinated Management Fees:
CLOs	3,554	1,396	2,158
ABS CDOs	—	27	(27)
Corporate Bond CDOs	—	—	—
Total Subordinated Management Fees	3,554	1,423	2,131

Deferred Subordinated Management Fees:
CLOs	—	2,068	(2,068)
ABS CDOs	—	—	—
Corporate Bond CDOs	—	—	—
Total Deferred Subordinated Management Fees	—	2,068	(2,068)

Total CLO and CDO Advisory Fees:
CLOs	5,986	5,118	868
ABS CDOs	535	798	(263)
Corporate Bond CDOs	267	390	(123)
Total CLO and CDO Advisory Fees	$6,788	$6,306	$482

CLO investment advisory fee revenue increased by $0.9 million for the three months ended March 31, 2011, compared to same period in 2010. The increase in CLO investment advisory fee revenue was primarily based on an increase in subordinated management fees of $2.2 million and an increase in CLO senior management fees of $0.8 million. The acquisition of CNCIM on June 9, 2010, and the associated investment advisory fee revenues earned on the CLOs managed by CNCIM contributed $1.2 million and $0.9 million to the increase in subordinated and senior management fees, respectively. During 2010, most of the CLOs we manage repaid their deferred subordinated management fees and resumed the current payment of subordinated management fees. As a result, the three months ended March 31, 2011 includes $0.9 million in subordinated management fees from CLOs which were not paying subordinated fees on a current basis during the same period in 2010. These increases were offset by a $2.1 million decrease in deferred subordinated management fees as most of the CLOs we manage repaid their deferred subordinated management fees and resumed current payment of subordinated management fees during 2010.

During 2009, many of our CLO subordinated fees began to defer based on, among other things, overcollateralization tests and other structural provisions built into the CLOs which diverted cash flows to the prepayment of the debt securities issued by the CLOs. As a result of improvement in market conditions and effective portfolio management, most of the CLOs we manage have returned to compliance with their overcollateralization tests. We have recouped our deferred subordinated management fees from those CLOs and expect those CLOs to pay future subordinated management fees on a current basis. With continued improvement in market conditions and ongoing effective portfolio management, we expect our other CLOs to return to compliance with their overcollateralization tests, and, subject to the satisfaction of certain other conditions, we expect to recoup substantially all of our deferred subordinated management fees from those CLOs and to receive future subordinated management fees on a current basis. As of March 31, 2011, unrecognized deferred subordinated management fees related to the CLOs we manage totaled approximately $5.4 million.

ABS CDO revenue decreased by $0.3 million for the three months ended March 31, 2011, compared to the same period in 2010, primarily due to declines in senior management fees, resulting from decreases in AUM in our ABS CDOs. We expect our ABS CDO AUM and management fees to continue to decline primarily as a result of (i) continued defaults and downgrades of certain assets held by such CDOs, which in some cases causes the exclusion of those assets from the calculation of AUM, (ii) the diversion of cash flows to repay the debt securities issued by those CDOs based on continued noncompliance with overcollateralization tests and other structural provisions, and (iii) realized losses on assets held by the CDOs.

Corporate Bond CDO revenue decreased by $0.1 million for the three months ended March 31, 2011, compared to the same period in 2010, due to declines in senior management fees. The decline in senior fees is a result of a decrease in AUM on our Corporate Bond CDOs from paydowns or maturities of the underlying collateral in those CDOs.

Interest Expense

Our Investment Management segment interest expense decreased by $1.1 million for the three months ended March 31, 2011, as compared to the same period in 2010. This decrease is primarily the result of the June 9, 2010 discharge of the $73.9 million in aggregate principal outstanding of senior notes (the “Senior Notes”) for $55.0 million plus accrued interest (the “Senior Notes Discharge”).

Expenses

The following table summarizes our Investment Management segment expenses for the periods presented:

	Three months ended March 31,		Variance
	2011	2010	2011 vs. 2010
	(In thousands)

Compensation and benefits	$3,822	$2,841	$981
Professional services	336	118	218
Insurance expense	91	91	—
Other general and administrative expenses	363	414	(51)
Depreciation and amortization	1,851	5,738	(3,887)
Occupancy	249	490	(241)
Impairment of intangible assets	—	168	(168)
Total Investment Management segment expenses	$6,712	$9,860	$(3,148)

Our Investment Management segment expenses decreased $3.1 million for the three months ended March 31, 2011, compared to the same period in 2010, primarily due to a $3.9 million decrease in depreciation and amortization, partially offset by a $1.0 million increase in compensation and benefits primarily related to incentive compensation.

The decrease in depreciation and amortization expense is primarily due to $4.1 million of accelerated depreciation and amortization expense recorded during the three months ended March 31, 2010 related to certain leasehold improvements and equipment we abandoned in connection with our relocation to a new office space on April 30, 2010.  This decline was partially offset by an increase in intangible asset amortization of $0.4 million, primarily related to the amortization of intangible assets acquired in the acquisition of CNCIM.

Income Tax Expense

During the three months ended March 31, 2011, our Investment Management segment recorded income tax expense of $0.5 million. See our discussion of DFR results of operations and Note 13 to our condensed consolidated financial statements for further information concerning income taxes.

Principal Investing Segment

Principal Investing Portfolio

Income from our Principal Investing segment is primarily composed of interest income and net recognized gains and losses on our investment portfolio.

The following table is a summary of our Principal Investing segment investment portfolio by asset class:

	Investments at	Other	Loans Held	Loans Held
Security Description	Fair Value	Investments (1)	For Sale (2)	For Investment (3)	Total
	(In thousands)
March 31, 2011:
RMBS	$261,440	$—	$—	$—	$261,440
Corporate loans:
Loans held in DFR MM CLO (4)	—	—	1,260	211,750	213,010
Other corporate leveraged loans	2,998	—	9	—	3,007
Commercial real estate loans (5)	—	—	—	350	350
Corporate bonds held in DFR MM CLO	6,186	—	—	—	6,186
Equity securities	—	668	—	—	668
Other (6)	11,733	—	—	—	11,733
Total invested assets	$282,357	$668	$1,269	212,100	496,394

Allowance for loan losses				(11,197)	(11,197)

				$200,903	$485,197

(1)                                  Carrying value of other investments is cost, less impairments, if any.

(2)                                  Carrying value of loans held for sale is lower of cost or estimated fair value.

(3)                                  Carrying value of loans held for investment is amortized cost, less allowance for loan losses, if any.

(4)                                  Loans held in DFR MM CLO are reported gross of $10.9 million of allowance for loan losses.

(5)                                  Commercial real estate loans are reported gross of $0.3 million of allowance for loan losses.

(6)                                 Other includes $8.8 million of investments and beneficial interests in the CIP CLOs, which were eliminated upon consolidation.

We invest in pass-through RMBS, which are securities representing interests in mortgage loans secured by residential real property. Payments of both principal and interest on RMBS are generally made monthly, net of any fees paid to the issuer, servicer or guarantor of the securities. We currently invest only in Agency RMBS, which represent an ownership interest in pools of residential mortgage loans made by lenders such as savings and loan institutions, mortgage bankers and commercial banks and guaranteed as to principal and interest by either federally chartered entities or the U.S. government. The investment characteristics of pass-through RMBS differ from those of traditional fixed-income securities. The major differences include the monthly payment of interest and principal and the possibility that unscheduled principal payments may be received at any time due to prepayments on the underlying mortgage loans. These differences can result in significantly greater price and yield volatility than is the case with traditional fixed-income securities. We finance our Agency RMBS portfolio through repurchase agreements, which allow us to borrow using the RMBS we own as collateral. These agreements are accounted for as debt secured by the underlying assets. During the term of a repurchase agreement, we receive the principal and interest on the RMBS and pay an agreed upon rate of interest to the counterparty. On occasion, we seek to mitigate our exposure to interest rate risk associated with the financing of our RMBS portfolio, primarily through interest rate swap agreements and futures contracts on U.S. Treasury securities.

We consolidate DFR MM CLO into our Principal Investing segment because we own all of its preference shares. DFR MM CLO’s reinvestment period terminated in July 2010, and following the termination, proceeds received from prepayments and sales of loans held in DFR MM CLO can no longer be reinvested and are instead used to reduce the principal balance of DFR MM CLO’s outstanding debt. We expect continued declines in DFR MM CLO’s assets and liabilities due to continued prepayments of assets held in DFR MM CLO and related reductions of DFR MM CLO’s outstanding debt.

Net Revenues

Our Principal Investing segment revenues represent the difference between the interest income we earn on our investment portfolio and the cost of our borrowings, net of hedges, if any. We also recognize the impact of our provision for loan losses on our Principal Investing segment revenues.

The following table summarizes our Principal Investing segment interest income:

	Three months ended March 31,		Variance
	2011	2010	2011 vs. 2010
	(In thousands)

RMBS	$1,972	$1,357	$615
Corporate Loans:
Loans held in DFR MM CLO	4,305	5,532	(1,227)
Other corporate leveraged loans	—	7	(7)
Corporate bonds held in DFR MM CLO	135	—	135
Assets held in DPLC	—	241	(241)
Commercial real estate loans and securities	—	34	(34)
Other investments	152	98	54
Total interest income	$6,564	$7,269	$(705)

Our Principal Investing segment interest income decreased by $0.7 million for the three months ended March 31, 2011, compared to the same period in 2010. This decrease was primarily comprised of a $1.2 million reduction in interest income earned on Corporate Loans, partially offset by a $0.6 million increase in interest income on RMBS.

The $1.2 million decrease in interest income on Corporate Loans for the three months ended March 31, 2011, compared to the same period in 2010, was primarily due to a reduction in the average size of the DFR MM CLO loan portfolio.

The $0.6 million increase in interest earned on our RMBS portfolio for the three months ended March 31, 2011, compared to the same period in 2010 was primarily due to fewer prepayments during the three months ended March 31, 2011, as compared to the same period in 2010, which resulted in declines in the acceleration of premium amortization and therefore improved interest income by $1.4 million. During the first half of 2010 the Agency RMBS market experienced elevated levels of prepayment as a result of a program where Fannie Mae and Freddie Mac repurchased substantially all significantly delinquent loans from the RMBS pools they guarantee. This improvement in RMBS interest income was partially offset by other declines in RMBS interest income of $0.8 million, primarily due to a reduction in the average size of our RMBS portfolio for the three months ended March 31, 2011, compared to the same period in 2010.

The following table summarizes our Principal Investing segment interest expense:

	Three months ended March 31,		Variance
	2011	2010	2011 vs. 2010
	(In thousands)
Short-term debt:
Repurchase agreements	$209	$229	$(20)
Hedging activity	—	24	(24)
Total short-term debt	209	253	(44)
Long-term debt:
Recourse:
Subordinated notes and trust preferred securities (1)	494	926	(432)
Convertible Notes	781	—	781
Non-Recourse:
DFR MM CLO	707	606	101
Total long-term debt	1,982	1,532	450
Total interest expense	$2,191	$1,785	$406

(1)                                  Includes interest expense for our junior subordinated notes for the three months ended March 31, 2011 and both our junior subordinated notes and our trust preferred securities (which are no longer outstanding) for the three months ended March 31, 2010.

The $0.4 million increase in interest expense for the three months ended March 31, 2011, compared to the same period in 2010, was primarily the result of $0.8 million in interest expense on our senior subordinated convertible notes (“Convertible Notes”), which were issued on June 9, 2010. The increase in interest expense on our Convertible Notes was partially offset by a $0.4 million decrease in interest on our subordinated notes and trust preferred securities primarily due to the March 4, 2010 exchange of $95.0 million aggregate outstanding principal amount of trust preferred securities for junior subordinated notes that bear interest at a more favorable 1% fixed rate per annum.

On a consolidated basis, the increase in interest expense on our Convertible Notes was offset by the $1.2 million decrease in interest expense on our Senior Notes, which were discharged on June 9, 2010 with the proceeds from the issuance of our Convertible Notes combined with other available funds.

Provision for Loan Losses

We review and consider each loan for impairment individually at each reporting date. For the three months ended March 31, 2011 and March 31, 2010, we recognized provisions for loan losses of $2.6 and $4.2 million, respectively. For the three months ended March 31, 2011, the provision for loan losses was comprised of provisions for two issuers with an aggregate amortized cost of $13.5 million. As of March 31, 2011, the total amortized cost of investments in impaired loans was $25.9 million and the allowance for loan losses was $11.2 million. For the three months ended March 31, 2010, the provision for loan losses was comprised of four loans with total amortized cost of $9.8 million. During the three months ended March 31, 2011 and 2010, the provisions for loan losses all related to loans held in DFR MM CLO.

Expenses

The following table summarizes Principal Investing segment expenses:

	Three months ended March 31,		Variance
	2011	2010	2011 vs. 2010
	(In thousands)

Professional services	$651	$343	$308
Insurance expense	257	601	(344)
Other general and administrative expenses	435	1,239	(804)
Total Principal Investing segment expenses	$1,343	$2,183	$(840)

Total Principal Investing segment expenses decreased by $0.8 million for the three months ended March 31, 2011, compared to the same period in 2010. The $0.8 million decrease in other general and administrative expenses was primarily attributable to $0.5 million in expense related to warrants granted as part of the termination agreement associated with DPLC during the three months ended March 31, 2010. Additionally, insurance expense decreased $0.3 million for the three months ended March 31, 2011, compared to the same period in 2010, which was partially offset by a $0.3 million increase in professional services expenses for the three months ended March 31, 2011, compared to the same period in 2010. The increase in professional services expenses primarily resulted from increased audit and legal fees.

Other Income (Expense) and Gain (Loss)

The following table summarizes our Principal Investing segment other income (expense) and gain (loss):

	Three months ended March 31,		Variance
	2011	2010	2011 vs. 2010
	(In thousands)

Net realized gain on investments at fair value	230	2,275	(2,045)
Net unrealized gain on investments at fair value	1,209	1,073	136
Net gain on investments at fair value	1,439	3,348	(1,909)

Net realized gain (loss) on loans	(1,203)	252	(1,455)
Net unrealized gain on loans	1,750	2,502	(752)
Net gain on loans	547	2,754	(2,207)

Net realized loss on derivatives	—	(220)	220
Net unrealized gain on derivatives	1,275	166	1,109
Net gain (loss) on derivatives	1,275	(54)	1,329

Net gain on investments, loans, derivatives and liabilties	3,261	6,048	(2,787)

Strategic transactions expenses	(1,443)	(1,429)	(14)

Other, net	735	258	477

Net other income (expense) and gain (loss)	$2,553	$4,877	$(2,324)

Net other income (expense) and gain (loss) declined by $2.3 million for the three months ended March 31, 2011, compared to the same period in 2010. This decline was primarily attributable to a $2.2 million decrease in net gain on loans and a $1.9 million decrease in net gain on investments at fair value, partially offset by a $1.3 million variance in net gain (loss) on derivatives.

For the three months ended March 31, 2011, net gain on investments at fair value included $0.8 million in net gains on interests in our CIP CLOs, which were eliminated upon consolidation, and $0.6 million in net gains on other investments at fair value. During the three months ended March 31, 2010, the net gain on investments at fair value was primarily driven by $2.4 million in net gains on interests in our CIP CLOs, which were eliminated upon consolidation, $0.6 million in net gains on the RMBS portfolio and $0.5 million in net gains on the DPLC loan portfolio.

For the three months ended March 31, 2011, net gain on loans was primarily comprised of $0.6 million in net gains as a result of prepayments on loans held in DFR MM CLO. Net gain on loans for the three months ended March 31, 2010 primarily consisted of $2.8 million in realized gains on sales and prepayments of loans held in DFR MM CLO.

Substantially all of the $1.3 million net gain on derivatives for the three months ended March 31, 2011 was an unrealized gain on the conversion feature of our Convertible Notes which contains certain antidilution provisions that cause it to be deemed an embedded derivative instrument (the “Embedded Derivative”). See Note 10 to our condensed consolidated financial statements for further information on the Embedded Derivative.

We recorded $1.4 million in strategic transactions expenses in our Principal Investing segment for each of the three months ended March 31, 2011 and 2010 related to the Merger and the acquisition of CNCIM, respectively. Strategic transactions expenses were primarily composed of one-time legal and professional fees incurred as a result of these transactions.

For the three months ended March 31, 2011, other, net included $0.8 million in dividend distributions from the CIP CLOs that are eliminated on consolidation.

Income Tax Expense

During the three months ended March 31, 2011, our Principal Investing segment recorded an income tax expense of $2.0 million. See our discussion of DFR results of operations and Note 13 to our condensed consolidated financial statements for further information concerning income taxes.

Consolidated Investment Products Segment

Net Revenues

Our Consolidated Investment Products segment revenues represent the difference between the interest income earned on the assets held by the CIP CLOs and the cost of the borrowings of the CIP CLOs.

Net interest income for the three months ended March 31, 2011 was primarily composed of $40.5 million of interest income on loans and $4.4 million of interest income on corporate bonds, partially offset by $8.4 million of interest expense on non-recourse long-term debt.  Net interest income for the three months ended March 31, 2010 was primarily composed of $20.3 million of interest income on loans and $4.0 million of interest income on corporate bonds, partially offset by $4.8 million of interest expense on non-recourse long-term debt.  The increase in net interest income during the three months ended March 31, 2011, as compared to the same period in 2010, is primarily attributable to the inclusion of the net interest income for the CNCIM CLOs during the three months ended March 31, 2011. In addition, interest income on the remainder of our CIP CLOs increased as a result of both the receipt of significantly higher amendment fees during the period and increases in the effective interest rates on the CIP CLO loan and bond portfolios.  These increases more than offset declines in the average outstanding portfolio balances.

Expenses

The primary expense of our CIP CLOs is investment advisory fee expense paid to our Investment Management segment and eliminated in consolidation.  Investment advisory expense was $4.8 million and $3.6 million for the three months ended March 31, 2011 and 2010, respectively.  The $1.2 million increase in investment advisory fee expense is primarily attributable to the addition of the CNCIM CLOs, partially offset by decreases in deferred subordinated management fee expenses as during 2010 certain CIP CLOs paid subordinated management fees which were deferred in 2009.

Other Income (Expense) and Gain (Loss)

The following table summarizes our Consolidated Investment Products segment other income (expense) and gain (loss):

	Three months ended March 31,		Variance
	2011	2010	2011 vs. 2010
	(In thousands)

Net realized gain on investments at fair value	$30,519	$7,449	$23,070
Net unrealized gain on investments at fair value	14,838	62,542	(47,704)
Net gain on investments investments at fair value	45,357	69,991	(24,634)

Net realized loss on liabilities	(25,268)	(7,315)	(17,953)
Net unrealized loss on liabilities	(67,816)	(87,586)	19,770
Net loss on liabilities	(93,084)	(94,901)	1,817

Net unrealized gain (loss) on derivatives	10	(612)	622
Net gain (loss) on derivatives	10	(612)	622

Net loss on investments, loans, derivatives and liabilties	(47,717)	(25,522)	(22,195)

Other, net	17	808	(791)

Net other income (expense) and gain (loss)	$(47,700)	$(24,714)	$(22,986)

We have elected the fair value option for all assets and liabilities of the CIP CLOs. As a result, other income (expense) and gain (loss) for our Consolidated Investment Products segment consists primarily of realized and unrealized gains on investments, derivatives and liabilities. Changes in fair values at each reporting period may have a significant impact on the amount of net other income (expense) and gain (loss) for our Consolidated Investment Products segment. This segment was created as of January 1, 2010, the effective date for the accounting requirement to consolidate those VIE’s with respect to which we are deemed to be the primary beneficiary.  As a result of the financial crisis of 2008 which continued into 2009, the fair values of the CIP CLOs assets and liabilities (including preference shares) were significantly less than their original cost or principal outstanding.  Because the decrease in fair value was greater for the liabilities of the CIP CLOs than the investments of the CIP CLOs at the date of adoption of the new accounting rule, the difference was recorded as appropriated retained earnings of Consolidated Investment Products on the condensed consolidated balance sheets.   Improvements in the credit markets during 2010 and continuing into 2011 have produced increases in the fair values of both the investments and the liabilities of the CIP CLOs.  The increase in the fair value of the liabilities was greater than the increase in the fair value of the investments for each of the three months ended March 31, 2011 and 2010, resulting in a net loss on investments, loans, derivatives and liabilities of $47.7 million for the three months ended March 31, 2011, as compared with $25.5 million in the same period of 2010. These net losses include distributions to the holders of CIP CLO preference shares of $24.2 million and $5.6 million for the three months ended March 31, 2011 and 2010, respectively.

Liquidity and Capital Resources

Cash Flows

Our operating activities used cash of $0.2 million for the three months ended March 31, 2011. Net cash outflows and non-cash adjustments of $153.0 million included net changes in operating assets and liabilities of $89.2 million and a net gain on investments at fair value of $46.0 million. Net cash inflows and non-cash adjustments of $152.8 million included a net loss on liabilities at fair value of $91.2 million and net sales of investments at fair value of $55.3 million.

Our investing activities provided cash of $59.8 million for the three months ended March 31, 2011, primarily from principal receipts on loans held for investment of $32.7 million and a change in restricted cash and cash equivalents of $25.7 million.

Our financing activities used cash of $61.0 million for the three months ended March 31, 2011, primarily for payments on long-term debt of $65.1 million.

Liquidity

We believe that our current cash and cash equivalents and net equity in our financed RMBS portfolio, along with cash flows from operations, among other things, are adequate to meet our anticipated liquidity requirements. As of March 31, 2011, total liquidity was $63.3 million, comprised of unrestricted cash and cash equivalents of $48.7 million and net equity in our financed RMBS portfolio of $14.6 million.

Other Sources and Uses of Funds

We may increase our capital resources by issuing securities, including preferred stock, common stock and various forms of debt. The ability to execute these strategies will depend on, among other things, market conditions for capital raises and the investment of any proceeds.

As we focus on growing our Investment Management segment, we expect to utilize our cash and other sources of liquidity to invest in new investment products and in connection with the acquisition of CLO management contracts and other organic growth initiatives.

Merger with CIFC

We anticipate significant cash inflows from investment advisory fees from CLOs managed by CIFC, subject to certain requirements to make payments to CIFC Parent under the terms of the Merger. We expect to utilize cash resources to satisfy our obligations under the Merger. See Merger with CIFC for further description of the Merger completed on April 13, 2011. On the Closing Date we made payments to, or on behalf of, CIFC Parent aggregating $9.2 million, comprised of $4.3 million as consideration for the cash balance at CIFC, $2.4 million for out-of pocket costs and expenses incurred by CIFC and CIFC Parent in connection with the Merger and $2.5 million as the first of three equal annual installments. We have also paid $2.7 million in our own transaction costs since March 31, 2011. We also expect to continue to recognize certain additional transaction costs and other transitional expenses related to the Merger.

Warehouse Facility for Planned New CLO

In April 2011, through a special purpose vehicle (“SPV”), we funded $15.0 million as initial collateral for a CLO warehouse facility in the form of a total return swap with Citibank, N.A.  The reference obligations under the total return swap agreement will be senior secured corporate loans which we intend to eventually include within a new CLO to be issued by the SPV and managed by CIFC. Citibank, N.A. has committed to fund the acquisition of up to $350.0 million in reference obligations through the total return swap, subject to certain conditions, including a continuing collateral requirement of not less than a specified percentage of the reference obligations. We expect to fund additional amounts as collateral for the warehouse facility.

DFR MM CLO

The economic impact of our investment in DFR MM CLO is determined by the cash flows distributed to us on our investment in $50.0 million of preference shares and $19.0 million of debt issued by DFR MM CLO, subject to diversion of cash flows away from our investments in accordance with its indenture. From the date of our initial investment through March 31, 2011, such distributions have totaled $42.1 million on our preference shares investment and $4.1 million in interest on our debt investment. Net income we record in our consolidated statements of operations for DFR MM CLO is not always indicative of the cash distributions we receive. For three months ended March 31, 2011 and 2010, we recorded net income of $1.7 million and $3.2 million, respectively, in our condensed consolidated statements of operations for DFR MM CLO and received cash distributions from DFR MM CLO of $3.6 million and $3.8 million, respectively. These cash distributions included $3.4 million and $3.6 million related to our investment in the preference shares for the three months ended March 31, 2011 and 2010, respectively, and $0.2 million in interest on our investment in debt for each of the three months ended March 31, 2011 and 2010. While we expect to receive future cash distributions on our investment in the preference shares, it is very difficult to predict the timing and amount of such future cash distributions.

CNCIM Deferred Purchase Payments

Remaining deferred purchase payments related to the acquisition of CNCIM aggregate $6.0 million and are payable in equal annual installments of $1.5 million.  The present value of the remaining deferred purchase price payments are included in accrued and other liabilities on the condensed consolidated balance sheets.

Debt

As of March 31, 2011, we had repurchase agreements outstanding with four counterparties in the amount of $251.0 million with a weighted-average borrowing rate of 0.32% and remaining weighted average maturity of 26 days. As of March 31, 2011, 78.9% of our repurchase agreement liabilities were concentrated with one counterparty.

The following table summarizes our long-term debt as of March 31, 2011:

		Current
	Carrying	Weighted Average	Weighted Average
	Value	Borrowing Rate	Remaining Maturity
	(In thousands)		(In years)
Recourse:
March Junior Subordinated Notes (1)	$95,000	1.00%	24.6
October Junior Subordinated Notes (2)	25,000	3.80%	24.6
Convertible Notes (3)	16,957	8.00%	6.7
Total Recourse	136,957	2.38%	22.4
Non-Recourse:
DFR MM CLO (4)	185,360	1.10%	8.3
Consolidated Investment Products (5)	3,709,760	0.88%	8.6
Total Non-Recourse	3,895,120	0.89%	8.6
Total long-term debt	$4,032,077	0.94%	9.1

(1)                                  The $95.0 million in aggregate principal amount of the junior subordinated notes issued in March 2010 (the “March Junior Subordinated Notes”) bear interest at an annual rate of 1% through April 30, 2015.  Thereafter the March Junior Subordinated Notes will bear interest at an annual rate of LIBOR plus 2.58% until maturity.

(2)                                  The $25.0 million of aggregate principal amount of junior subordinated notes issued in October 2010 (the “October Junior Subordinated Notes”) bear interest at an annual rate of LIBOR plus 3.50%.

(3)                                  The Convertible Notes principal outstanding of $25.0 million is presented net of an $8.0 million discount, which includes $6.9 million originally allocated to the Embedded Derivative discussed in Note 10 to our condensed consolidated financial statements. The Convertible Notes currently pay interest at the 8.00% stated rate; however, including the discount, the effective rate of interest is 18.14%.

(4)                                  Excludes $19.0 million of DFR MM CLO debt that we own and eliminate upon consolidation. Had this debt been included the weighted-average borrowing rate would be 1.40% as of March 31, 2011.

(5)                                  Long-term debt of the CIP CLOs is recorded at fair value. This includes the fair value of the preference shares issued by the CIP CLOs in the carrying value. However, the preference shares do not have a stated interest rate and are therefore excluded from the calculation of the weighted average borrowing rate. The par value of the CIP CLOs long-term debt (including preference shares) was $4.3 billion as of March 31, 2011.

During the three months ended March 31, 2011, DFR MM CLO paid down $20.3 million of its outstanding debt as a result of certain structural provisions contained in its indenture. The carrying value of the assets held in DFR MM CLO, which are the only assets to which DFR MM CLO’s debt holders have recourse for repayment, was $249.8 million as of March 31, 2011

During the three months ended March 31, 2011, the CIP CLOs paid down $21.4 million of their outstanding debt and distributed $24.2 million to the holders of their preference shares. The carrying value of the assets held in the CIP CLOs, which are the only assets to which the CIP CLO debt holders have recourse for repayment, was $4.2 billion as of March 31, 2011.

See Notes 9 and 10 to our condensed consolidated financial statements for a discussion of our repurchase agreements and long-term debt, respectively.

Critical Accounting Policies and Estimates

Our significant accounting policies are disclosed in our 2010 10-K.  Our most critical accounting policies involve judgments and estimates that could affect our reported assets and liabilities, as well as our reported revenues and expenses. These accounting policies and estimates are discussed below. We believe that all of the judgments and estimates inherent in our financial statements were reasonable as of the date thereof, based upon information available to us at the time. We rely on management’s experience and analysis of historical and current market data in order to arrive at what we believe to be reasonable estimates. Under varying conditions, we could report materially different amounts arising under these critical accounting policies.

Fair Value of Financial Instruments—In accordance with ASC Topic 820—Fair Value Measurements and Disclosures (“ASC Topic 820”), we have categorized our financial instruments carried at fair value, based on the priority of the valuation technique, into a three-level fair value hierarchy based upon the transparency of the inputs to the valuation of the asset or liability as of the measurement date. A financial instrument’s categorization within the valuation hierarchy is determined by the lowest level of input that is significant to the fair value measurement. The three levels are defined as follows:

Level 1—inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

The types of assets included in Level 1 are generally equity securities or derivatives listed on an exchange with active markets. We held no Level 1 securities as of March 31, 2011.

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

As defined in ASC Topic 820, fair value is the price a market participant would receive in the sale of an asset or pay to transfer a liability in an orderly transaction at the measurement date. Where available, fair value is based on observable market prices or parameters or is derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation models involve our estimation and judgment, the degree of which is dependent on both the price transparency for the instruments or market and the instruments’ complexity. Assets and liabilities recorded at fair value in the consolidated financial statements are categorized for disclosure purposes based on the level of judgment associated with the inputs used to measure their value as described above.

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

Under ASC Topic 825—Financial Instruments (“ASC Topic 825”) we have elected the fair value option for RMBS, corporate bonds, derivatives, debt and preference shares of CLOs, certain loans held in our Principal Investing segment and all assets and liabilities in our Consolidated Investment Products segment. We have not elected the fair value option for loans held in DFR MM CLO. In connection with the adoption of the amendments to ASC Topic 810, we elected and applied the fair value option to measure, on an entity-by-entity basis, all of the eligible assets and liabilities of the CIP CLOs at fair value subsequent to the date of initial adoption of the amendments to ASC Topic 810. We also determined measuring the debt and preference shares issued by the CIP CLOs at fair value better correlates with the fair value of assets held by the CIP CLOs, which are held to provide the cash flows for the note obligations of the CIP CLOs.

Variable Interest Entities—ASC Topic 810 requires the consolidation of the assets, liabilities and results of operations of a VIE into the financial statements of the enterprise that has a controlling financial interest in the VIE. ASC Topic 810 provides a framework for determining whether an entity should be considered a VIE and evaluated for consolidation. Pursuant to this framework, we consider all parties to determine whether the entity is a VIE and, if so, whether our involvement with the entity results in a variable interest. If we determine that we do have a variable interest in the entity, we perform an analysis to determine whether we are the primary beneficiary. If we determine that we are the primary beneficiary, we consolidate the VIE into our condensed consolidated financial statements. A company is the primary beneficiary of a VIE if it has a controlling financial interest in the VIE. A company is deemed to have a controlling financial interest in a VIE if it has both (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb the losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.

Other than DFR MM CLO, in which we own all the preference shares, we have a variable interest in each of the CLOs and CDOs we manage due to the provisions of their respective management agreements. As of March 31, 2011, we had direct investments in certain of those CLOs, which represented a small portion of the total debt and equity issued by the CLOs. Where we had a direct investment, it was typically in the unrated, junior subordinated tranches of the CLOs. These unrated, junior subordinated tranches, referred to herein as “preference shares,” took the form of either subordinated notes or preference shares. For a detailed description of CLOs see Note 4 to our condensed consolidated financial statements.

For CLOs and CDOs, if we are deemed to have the power to direct the activities of the CLO or CDO that most significantly impact the economic performance and the obligation to absorb losses or the right to receive benefits that could be significant to the CLO or CDO, then we are deemed to be the primary beneficiary of the CLO or CDO and are required to consolidate the CLO or CDO. Beginning January 1, 2010, we consolidated CLOs (including one CDO) where we were deemed to be the primary beneficiary into our Consolidated Investment Products segment. See Note 4 to our condensed consolidated financial statements for additional discussion of our Consolidated Investment Products segment.

Goodwill—Goodwill represents the excess cost of a business acquisition over the fair value of the net assets acquired. Goodwill is tested for impairment annually or more frequently when events or changes in circumstances indicate the asset might be impaired. The evaluation of goodwill for impairment requires us to make estimates and exercise significant judgment. As of March 31, 2011, there were no events or changes in circumstances that would indicate that the current carrying amount of goodwill might be impaired; accordingly, we did not perform interim testing procedures.

Income Taxes—We account for income taxes in accordance with ASC Topic 740—Income Taxes. Deferred tax assets and liabilities are recognized for the future income tax consequences (temporary differences) attributable to the difference between the carrying amounts of assets and liabilities and their respective income tax bases. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. We recognize the effect of change in income tax laws or rates on deferred tax assets and liabilities in the period that includes the enactment date.

Recent Accounting Updates

See Note 2 to our condensed consolidated financial statements for our discussion of recent accounting updates.

Off-Balance Sheet Arrangements

As of March 31, 2011, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose or VIEs, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of March 31, 2011, we did not guarantee any obligations of unconsolidated entities, enter into any commitments or express intent to provide additional funding to any such entities.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and our Interim Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our Chief Executive Officer and our Interim Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Change in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1A.  RISK FACTORS

There have been no material changes in our risk factors from those disclosed in Part I — Item 1A. Risk Factors of our 2010 10-K.

ITEM 6.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Ex. No.	Description of Exhibit
2.1

Agreement and Plan of Merger, dated as of December 21, 2010, by and among Deerfield Capital Corp. (n/k/a CIFC Deerfield Corp.), Bulls I Acquisition Corporation, Bulls II Acquisition LLC, Commercial Industrial Finance Corp. and CIFC Parent Holdings LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 22, 2010).

2.2

Amendment, dated as of February 16, 2011, to the Agreement and Plan of Merger, dated as of December 21, 2010, by and among Deerfield Capital Corp. (n/k/a CIFC Deerfield Corp.), Bulls I Acquisition Corporation, Bulls II Acquisition LLC, Commercial Industrial Finance Corp. and CIFC Parent Holdings LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 16, 2011).

2.3

Agreement and Plan of Merger, dated as of April 12, 2011, by and between Deerfield Capital Corp., a Maryland corporation, and Deerfield Capital Corp., a Delaware corporation (n/k/a CIFC Deerfield Corp.) (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 14, 2011).

3.1	Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 14, 2011).
3.2

Certificate of Ownership and Merger merging CIFC Deerfield Corp., a Delaware corporation, into Deerfield Capital Corp., a Delaware corporation (incorporated by reference to Exhibit 3.5 to the Company’s Current Report on Form 8-K filed with the SEC on April 14, 2011).

3.3	Bylaws of the Company (incorporated by reference to Exhibit 3.6 to the Company’s Current Report on Form 8-K filed with the SEC on April 14, 2011).
10.1

Agreement between Deerfield Capital Corp. (n/k/a CIFC Deerfield Corp.) and Peter Rothschild, dated as of February 14, 2011. (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2011).

10.2

Amended and Restated Stockholders Agreement, dated April 13, 2011, by and among Deerfield Capital Corp. (n/k/a CIFC Deerfield Corp.), CIFC Parent Holdings LLC and DFR Holdings, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 14, 2011).

10.3

Amended and Restated Registration Rights Agreement, dated April 13, 2011, by and among Deerfield Capital Corp. (n/k/a CIFC Deerfield Corp.), CIFC Parent Holdings LLC and DFR Holdings, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 14, 2011).

10.4

Put/Call Agreement, dated April 13, 2011, by and between Deerfield Capital Corp. (n/k/a CIFC Deerfield Corp.) and CIFC Parent Holdings LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 14, 2011).

**10.5	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on April 14, 2011).

**10.6	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on April 14, 2011).
**10.7

Retention Agreement, dated as of April 13, 2011, by and between Deerfield Capital Management LLC and Jonathan W. Trutter (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on April 14, 2011).

**10.8

Retention Agreement, dated as of April 14, 2011, by and between Deerfield Capital Management LLC and Robert A. Contreras (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 20, 2011).

**10.9

Retention Agreement, dated as of April 14, 2011, by and between Deerfield Capital Management LLC and Dan M. Hattori (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 20, 2011).

**10.10	Amended Schedule to Interim Services Agreement dated April 26, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 29, 2011).
**10.11	Non-Disclosure, Non-Competition, Non-Hiring, Non-Solicitation and Severance Agreement, dated November 28, 2007, by and between Commercial Industrial Finance Corp. and Peter Gleysteen, as amended.*
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*    Filed herewith.

**  Compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CIFC DEERFIELD CORP.
(Registrant)

Date: May 16, 2011	By:	/s/ PETER GLEYSTEEN
Peter Gleysteen, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 16, 2011	By:	/s/ KENNETH R. POSNER
Kenneth R. Posner, Interim Chief Financial Officer
(Principal Financial and Accounting Officer)