Form 10-Q
period 2011-06-30
CIFC Corp.
filed 2011-08-15
CIK 1313918

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number: 1-32551

CIFC CORP.

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

There were 20,255,430 shares of the registrant’s Common Stock outstanding as of August 11, 2011.

CIFC CORP.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

CERTAIN DEFINITIONS

Unless otherwise noted or the context otherwise requires, we refer to CIFC Corp. (formerly known as CIFC Deerfield Corp. and previously as Deerfield Capital Corp.) as “CIFC,” to CIFC and its subsidiaries as “we,” “us,” “our,” “our company” or the “Company,” to CIFC Asset Management LLC, one of our wholly-owned subsidiaries, as “CIFCAM,” to Deerfield Capital Management LLC, one of our indirect wholly-owned subsidiaries, as “DCM,” to CypressTree Investment Management, LLC, one of our indirect wholly-owned subsidiaries, as “CypressTree” and to Columbus Nova Credit Investments Management, LLC, one of our indirect wholly-owned subsidiaries, as “CNCIM.”

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this quarterly report on Form 10-Q, (the “Quarterly Report”), and the information incorporated by reference into this Quarterly Report are forward-looking statements, as permitted by the Private Securities Litigation Reform Act of 1995. These include statements regarding future results or expectations. Forward-looking statements can be identified by forward-looking language, including words such as “believes,” “anticipates,” “expects,” “estimates,” “intends,” “may,” “plans,” “projects,” “will” and similar expressions, or the negative of these words. Such forward-looking statements are based on facts and conditions as they exist at the time such statements are made, various operating assumptions and predictions as to future facts and conditions, which may be difficult to accurately make and involve the assessment of events beyond our control. Caution must be exercised in relying on forward-looking statements. Our actual results may differ materially from the forward-looking statements contained in this Quarterly Report as a result of the following factors, among others:

•                  reductions in assets under management and related investment management and incentive fee revenue;

•                  our ability to attract and retain qualified personnel;

•                  competitive conditions impacting us and the assets we manage;

•                  our ability to complete future collateralized loan obligation (“CLO”) transactions,  including our ability to effectively finance such transactions through warehouse facilities and our ability to assume or otherwise acquire additional CLO management contracts on favorable terms, or at all;

•                  our ability to accumulate sufficient qualified loans in our warehouse facilities and our exposure to market price risk and credit risk of the loan assets held in such warehouse facilities;

•                  the current economic environment in the United States; disruptions to the credit and financial markets in the United States and globally; the impact of the downgrade of the United States credit rating; and contractions or limited growth as a result of uncertainty in the United States economy;

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

•                  our failure to realize the expected benefits of the merger with CIFCAM and the acquisition of CNCIM; and

•                  other risks described in Part I—Item 1A Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2010 and Part II - Item 1A Risk Factors in this Quarterly Report, and from time to time in our other filings with the Securities and Exchange Commission.

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

PART I.

ITEM 1.  UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

CIFC CORP. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2011	2010
	(In thousands, except share
	and per share amounts)
ASSETS
Cash and cash equivalents	$34,216	$50,106
Due from brokers	2,410	5,738
Restricted cash and cash equivalents	59,341	24,028
Investments and derivative assets at fair value, including zero and $258,597 pledged	6,364	272,165
Other investments	570	637
Loans, net of allowance for loan losses of $16,428 and $9,676	172,180	237,690
Receivables	7,437	9,149
Prepaid and other assets	8,039	9,760
Deferred tax asset, net	65,323	68,843
Equipment and improvements, net	1,860	1,921
Intangible assets, net	65,794	23,369
Goodwill	68,415	11,323
Assets held in Consolidated Investment Products:
Due from brokers	36,316	37,589
Restricted cash and cash equivalents	486,319	306,667
Investments and derivative assets at fair value	7,789,318	3,815,580
Receivables	42,457	18,257
Total assets held in Consolidated Investment Products	8,354,410	4,178,093
TOTAL ASSETS	$8,846,359	$4,892,822

LIABILITIES
Repurchase agreements	$—	$246,921
Due to brokers	—	11,544
Derivative liabilities	9,920	11,155
Accrued and other liabilities	13,273	12,880
Deferred purchase payments	9,441	4,654
Contingent liabilities at fair value	41,004	—
Long-term debt	285,088	342,478
Liabilities held in Consolidated Investment Products:
Due to brokers	257,298	166,202
Derivative liabilities	2,872	2,728
Interest payable	9,837	5,371
Long-term debt at fair value	7,567,858	3,663,337
Total liabilities held in Consolidated Investment Products	7,837,865	3,837,638
TOTAL LIABILITIES	8,196,591	4,467,270

EQUITY
Preferred stock, par value $0.001:
100,000,000 shares authorized; 14,999,992 shares issued and zero outstanding	—	—
Common stock, par value $0.001:
500,000,000 shares authorized; 20,255,430 and 11,000,812 shares issued and outstanding	20	11
Additional paid-in capital	940,673	886,890
Accumulated other comprehensive income (loss)	8	(12)
Accumulated deficit	(795,397)	(791,234)
TOTAL CIFC CORP. STOCKHOLDERS’ EQUITY	145,304	95,655
Appropriated retained earnings of Consolidated Investment Products	504,464	329,897
TOTAL EQUITY	649,768	425,552

TOTAL LIABILITIES AND EQUITY	$8,846,359	$4,892,822

See notes to condensed consolidated financial statements.

CIFC CORP. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(In thousands, except share and per share amounts)
Revenues
Interest income	$82,101	$37,183	$133,496	$68,685
Interest expense	17,776	8,272	28,378	15,966
Net interest income	64,325	28,911	105,118	52,719
Provision for loan losses	5,231	291	7,864	4,477
Net interest income after provision for loan losses	59,094	28,620	97,254	48,242
Investment advisory fees	2,985	3,782	5,013	6,678
Total net revenues	62,079	32,402	102,267	54,920

Expenses
Compensation and benefits	5,141	3,077	8,963	5,918
Professional services	2,170	2,096	3,572	2,920
Insurance expense	541	752	889	1,444
Other general and administrative expenses	2,208	1,693	3,404	3,604
Depreciation and amortization	4,814	3,025	6,665	8,763
Occupancy	348	386	597	876
Impairment of intangible assets	1,104	—	1,104	168
Restructuring charges	3,321	—	3,321	—
Total expenses	19,647	11,029	28,515	23,693

Other Income (Expense) and Gain (Loss)
Net gain (loss) on investments, loans, derivatives and liabilities	(144,680)	(37,352)	(188,052)	(55,654)
Strategic transactions expenses	80	(2,558)	(1,388)	(4,022)
Net gain on the discharge of the Senior Notes	—	17,418	—	17,418
Other, net	(92)	(920)	2	126
Net other income (expense) and gain (loss)	(144,692)	(23,412)	(189,438)	(42,132)
Loss before income tax expense (benefit)	(102,260)	(2,039)	(115,686)	(10,905)
Income tax expense (benefit)	(3,616)	2	(1,137)	2

Net loss	(98,644)	(2,041)	(114,549)	(10,907)
Net loss attributable to noncontrolling interest and Consolidated Investment Products	93,639	19,898	110,386	28,627
Net income (loss) attributable to CIFC Corp.	$(5,005)	$17,857	$(4,163)	$17,720

Earnings (loss) per share -
Basic	$(0.26)	$2.26	$(0.27)	$2.42
Diluted	$(0.26)	$2.25	$(0.27)	$2.41

Weighted-average number of shares outstanding -
Basic	19,217,538	7,883,912	15,316,252	7,326,601
Diluted	19,217,538	7,944,180	15,316,252	7,360,420

See notes to condensed consolidated financial statements.

CIFC CORP. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30,
	2011	2010
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(114,549)	$(10,907)
Adjustments to reconcile net loss to net cash provided by operating activities:
Net premium and discount amortization on investments, loans and debt issuance costs	585	1,681
Share-based compensation	207	409
Issuance of stock warrants	—	529
Net sales (purchases) of investments at fair value	266,747	(45,182)
Net (gain) loss on investments at fair value	2,007	(29,281)
Net loss on liabilties at fair value	186,424	88,047
Net other (gains) losses	98	1,220
Net gain on loans	(1,292)	(6,991)
Provision for loan losses	7,864	4,477
Net gain on the discharge of the Senior Notes	—	(17,418)
Net changes in undesignated derivatives	(1,126)	(1,056)
Amortization of net loss on previously designated derivatives	—	31
Depreciation and amortization	6,665	8,763
Impairment of intangible assets	1,104	168
Lease expense greater (less) than payments	5	(243)
Deferred income tax benefit	(1,724)	—
Changes in operating assets and liabilities:
Due from brokers	17,568	(16,540)
Receivables	(10,490)	(3,697)
Prepaid and other assets	1,588	(124)
Deferred tax asset	6,782	—
Due to brokers	(39,742)	25,812
Accrued and other liabilities	(9,876)	2,045
Net cash provided by operating activities	318,845	1,743

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted cash and cash equivalents	47,048	39,230
Proceeds from the sale of investments at fair value previously classified as available-for-sale	2,601	103,124
Principal receipts on investments at fair value previously classified as available-for-sale	315	19,381
Origination and purchase of loans held for investment	—	(86,222)
Principal receipts on loans held for investment	49,825	59,785
Proceeds from sale of loans held for investment	6,303	23,238
Principal receipts on loans held for sale previously classified as held for investment	128	6,874
Proceeds from sale of loans held for sale previously classified as held for investment	1,140	24
Proceeds from sale of other investments	—	2
Net cash (paid) acquired from the Merger and the Acquisition	(4,428)	2,470
Purchases of equipment and improvements	—	(1,237)
Net cash provided by investing activities	102,932	166,669

CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments under repurchase agreements	(246,921)	(9,218)
Proceeds from issuance of long-term debt	57,000	25,000
Payments made on long-term debt	(243,820)	(175,881)
Payment of stock and debt issuance costs	(1,874)	(1,044)
Payments on contingent liabilities	(2,069)	—
Net distributions of noncontrolling interest	—	(12,970)
Net cash used in financing activities	(437,684)	(174,113)

Foreign currency translation	17	(47)

Net increase (decrease) in cash and cash equivalents	(15,890)	(5,748)
Cash and cash equivalents at beginning of period	50,106	48,711
Cash and cash equivalents at end of period	$34,216	$42,963

SUPPLEMENTAL DISCLOSURE:
Cash paid for interest	$28,596	$14,403
Cash paid for income taxes	2,435	16

See notes to condensed consolidated financial statements.

CIFC CORP. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.                                      ORGANIZATION

CIFC Corp. (formerly known as CIFC Deerfield Corp. and previously as Deerfield Capital Corp.) (“CIFC” and, together with its subsidiaries, “us,” “we” or “our”) is a Delaware corporation with an Investment Management segment that manages client assets, including collateralized loan obligations (“CLOs”), which have senior secured corporate loans (“SSCLs”) as the primary investments.  Our Investment Management segment earns investment advisory fees from managing investment accounts, principally the CLOs and also collateralized debt obligations (“CDOs”), which primarily invest in corporate debt and asset-backed securities (“ABS”), and other investment vehicles. We are required to consolidate the assets and liabilities of certain CLOs and CDOs we manage and they constitute our Consolidated Investment Products segment. In addition, through our Principal Investing segment, we manage our own fixed income investments.  These fixed income investments currently include SSCLs and other corporate debt and formerly included residential mortgage backed securities (“RMBS”). On April 13, 2011, we completed our previously announced merger with Commercial Industrial Finance Corp. (“Legacy CIFC”).  See Note 3 for a description of the merger.

Business Segments

We have three business segments:

Investment Management—Our Investment Management segment manages investment accounts for various types of clients.  These clients include CLOs, CDOs, and other investment vehicles. For a detailed description of CLOs see Note 4. These accounts are collective investment vehicles that pool the capital contributions of multiple investors, which are typically institutional investors. We specialize in managing corporate credit investments, including SSCLs and other corporate debt. Our primary source of revenue from our Investment Management segment is the investment advisory fees paid by our clients. These fees typically consist of management fees based on the amount of clients’ assets and, in certain cases, incentive fees based on the returns generated for certain investors.

Principal Investing—Our Principal Investing segment manages our own fixed income investments, which include SSCLs and other corporate debt, primarily through a CLO we consolidate within this segment because we own all of its subordinated notes. The Principal Investing segment also included significant investments in RMBS until we made the decision to liquidate this portfolio during the second quarter of 2011. Our investments in RMBS were backed by mortgage loans and guaranteed as to principal and interest by either federally chartered entities or the U.S. government (“Agency RMBS”). Income from our Principal Investing segment is influenced by four factors: (i) the difference between the interest income we earn on our investment portfolio and the cost of our borrowings net of hedges, if any, (ii) the net recognized gains and losses, if any, on our investment portfolio, (iii) provision for loan losses, if any, and (iv) the volume or aggregate amount of such investments.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of the liquidation of the RMBS portfolio.

Consolidated Investment Products—Our Consolidated Investment Products segment consists of certain CLOs (including one CDO) managed by our Investment Management segment which we are required to consolidate as Variable Interest Entities (“VIEs”) in accordance with consolidation guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810—Consolidation (“ASC Topic 810”), as amended by Accounting Standards Update (“ASU”) 2009-17 (“ASU 2009-17”). Effective January 1, 2010, we created our Consolidated Investment Products segment and consolidated six CLOs and one CDO within the segment. In conjunction with the acquisition of Columbus Nova Credit Investments Management, LLC (“CNCIM”), effective June 9, 2010, we consolidated four additional CLOs (the “CNCIM CLOs”) into this segment.  In conjunction with the merger with Legacy CIFC, effective April 13, 2011, we consolidated ten additional CLOs (the “CIFC CLOs”) into this segment (which, together with the ten CLOs and one CDO we previously consolidated, we refer to as the “CIP CLOs”).

As a result of the Merger and a shift to focus on our core investment management operations, management is re-evaluating our reportable segments and future periods may reflect a change in these reportable segments.

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

Principles of Consolidation—The condensed consolidated financial statements include the financial statements of CIFC and (i) our wholly-owned subsidiaries, (ii) subsidiaries in which we have a controlling interest and (iii) VIEs with respect to which we are the primary beneficiary. All intercompany balances and transactions have been eliminated upon consolidation.

Beginning January 1, 2010, as a result of the adoption of the amendments to ASC Topic 810, we created our Consolidated Investment Products segment and currently consolidate the 21 CIP CLOs into this segment at fair value. We consolidate DFR Middle Market CLO Ltd. (“DFR MM CLO”) into our Principal Investing segment because we own all of its subordinated notes. See Note 4 for additional discussion concerning the consolidation of the CIP CLOs and DFR MM CLO.

Variable Interest Entities—ASC Topic 810 requires the consolidation of the assets, liabilities and results of operations of a VIE into the financial statements of the enterprise that is the primary beneficiary, through its controlling financial interest in the VIE. ASC Topic 810 provides a framework for determining whether an entity should be considered a VIE and evaluated for consolidation. Pursuant to this framework, we consider all parties to determine whether the entity is a VIE and, if so, whether our involvement with the entity results in a variable interest. If we determine that we do have a variable interest in the entity, we perform an analysis to determine whether we are the primary beneficiary. If we determine that we are the primary beneficiary, we consolidate the VIE into our condensed consolidated financial statements. A company is deemed to have a controlling financial interest in a VIE if it has both (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb the losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.

Other than DFR MM CLO, in which we own all the subordinated notes, we have a variable interest in each of the CLOs and CDOs we manage due to the provisions of their respective management agreements. As of June 30, 2011, we had direct investments in certain of those CLOs, which represented a small portion of the total debt and subordinated notes issued by the CLOs. Where we had a direct investment, it was typically in the unrated, junior subordinated tranches of the CLOs. These unrated, junior subordinated tranches, referred to herein as “subordinated notes,” took the form of either subordinated notes or preference shares. For a detailed description of CLOs see Note 4.

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

As of June 30, 2011, we had a variable interest in 22 additional CLOs and CDOs that were not consolidated as we were not the primary beneficiary of those VIEs. Our maximum exposure to loss associated with unconsolidated CLOs and CDOs is limited to future investment advisory fees and receivables. We recorded investment advisory fee receivables totaling $1.1 million and $1.0 million from the unconsolidated CLOs and CDOs as of June 30, 2011 and December 31, 2010, respectively.

Goodwill—Goodwill represents the excess cost of a business combination over the fair value of the net assets acquired. Goodwill is tested for impairment annually or more frequently when events or changes in circumstances indicate the asset might be impaired. The evaluation of goodwill for impairment requires us to make estimates and exercise significant judgment. As of June 30, 2011, there were no events or changes in circumstances that would indicate that the current carrying amount of goodwill might be impaired; accordingly, we did not perform interim testing procedures.

Reclassifications—Certain amounts in the condensed consolidated financial statements for the three and six months ended June 30, 2010 have been reclassified to conform to the presentation for the three and six months ended June 30, 2011.  See Note 8 for a description of the most significant of these reclassifications.

Significant Accounting Policies — Our significant accounting policies are discussed in the Notes to the Consolidated Financial Statements included in our 2010 10-K.

Recent Accounting Updates

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosure—Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 amended ASC Topic 820—Fair Value Measurements and Disclosures (“ASC Topic 820”) to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements. ASU 2010-06 also clarified existing fair value disclosures about the level of disaggregation as well as inputs and valuation techniques used to measure fair value. We previously adopted ASU 2010-06, with the exception of the requirement to provide disclosure of the Level 3 activity of purchases, sales, issuances and settlements on a gross basis, which we adopted for the three and six months ended June 30, 2011. See Note 5 for required fair value disclosures, including the amendments to ASC Topic 820.

In July 2010, the FASB issued ASU No. 2010-20, Receivables—Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU 2010-20”). ASU 2010-20 amended ASC Topic 310—Receivables (“ASC Topic 310”)  to add enhanced disclosure requirements related to financing receivables, on a disaggregated basis. ASU 2010-20 requires specific additional disclosures that assist the financial statement users’ evaluation of the nature of credit risk inherent in the entity’s financing receivable portfolio, how the entity analyzes and assesses that risk when arriving at their allowance for credit losses, and the changes and reasons for those changes in the entity’s allowance for credit losses. We previously adopted the additional disclosures as of the end of a reporting period for the year ended December 31, 2010. We adopted the additional disclosures about activity that occurs during a reporting period for the three and six months ended June 30, 2011. See Note 6 for required disclosures relating to our financing receivables and the related allowance for credit losses.

In April 2011, the FASB issued ASU No. 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring (“ASU 2011-02”). ASU 2011-02 amends ASC Topic 310 to provide new guidance to assist creditors in determining if a restructuring constitutes a troubled debt restructuring, thus requiring specific disclosures outlined in ASC Topic 310. ASU 2011-02 will be effective for interim and annual periods beginning on or after June 15, 2011, and will be applied retrospectively to the beginning of the annual period of adoption. We have elected to adopt the amendments to ASC Topic 310 for the three and six months ended June 30, 2011, and the adoption did not have an impact on our condensed consolidated financial statements.  See Note 6 for the required disclosure relating to troubled debt restructurings during the three and six months ended June 30, 2011.

In May 2011, the FASB issued ASU No. 2011-4, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-4”).  ASU 2011-4 amends ASC Topic 820 to converge the fair value framework between U.S. GAAP and International Financial Reporting Standards.  ASU 2011-4 clarifies existing fair value measurement guidance, updates the fair value measurement principles for certain financial instruments and expands fair value disclosure requirements.  ASU 2011-4 will be effective for interim and annual reporting periods beginning after December 15, 2011.  We are currently assessing the impacts ASU 2011-4 will have in our condensed consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-5, Presentation of Comprehensive Income (“ASU 2011-5”).  ASU 2011-5 amends ASC Topic 220 — Comprehensive Income to require entities to report components of comprehensive income either in a single continuous statement of comprehensive income or two separate but consecutive statements.  ASU 2011-5 does not change the items that must be reported in other comprehensive income.  ASU 2011-5 will be effective for interim and annual reporting periods beginning after December 15, 2011.  We are currently assessing the alternative presentations.

3. MERGER WITH LEGACY CIFC

On April 13, 2011 (the “Merger Closing Date”), we completed our previously announced merger with Legacy CIFC (the “Merger”). As a result of the Merger, Legacy CIFC became a wholly-owned subsidiary of CIFC.  In conjunction with the Merger, Legacy CIFC became CIFC Asset Management LLC (“CIFCAM”). The consideration for the Merger paid or payable to CIFC Parent Holdings, LLC (“CIFC Parent”), the sole stockholder of Legacy CIFC, consisted of (i) 9,090,909 shares of our common stock (the “Stock Consideration”), (ii) $7.5 million in cash, payable in three equal installments of $2.5 million (subject to certain adjustments), the first of which was paid on the Merger Closing Date and the remaining of which are payable on the first and second anniversaries of the Merger Closing Date, (iii) $4.2 million in cash as consideration for the cash balance at Legacy CIFC on the Merger Closing Date (adjusted for certain items), (iv) out-of pocket costs and expenses incurred by Legacy CIFC and CIFC Parent in connection with the Merger of approximately $2.9 million, (v) the first $15.0 million of incentive fees received by the combined company from certain CLOs currently managed by CIFCAM, (vi) 50% of any incentive fees in excess of $15.0 million in the aggregate received by the combined company over the next ten years from certain CLOs currently managed by CIFCAM and (vii) payments relating to the present value of any such incentive fees from certain CLOs currently managed by CIFCAM that remain payable to the combined company after the tenth anniversary of the Merger Closing Date.  The Merger is reflected in our condensed consolidated financial statements as of June 30, 2011, and for the period from the Merger Closing Date to June 30, 2011.

Calculation of the purchase consideration in accordance with ASC Topic 805 — Business Combinations (“ASC Topic 805”) is as follows:

	(In thousands, except share and per share information)
Shares issued	9,090,909
Multiplied by Merger Closing Date share price	$6.15	(1)
Value of shares	$55,909
Cash	6,683	(2)
Certain acquisition-related expenses of seller paid by the Company	2,769	(3)
Fair value of fixed deferred payments to the seller	4,571	(4)
Fair value of contingent deferred payments to the seller	19,793	(5)
Total purchase consideration	$89,725

(1)           Represents the closing price of the Company’s Common Stock on the Merger Closing Date.

(2)                                  Represents cash consideration paid on the Merger Closing Date.  Includes $4.2 million as consideration for the estimated Merger Closing Date cash balance at Legacy CIFC, adjusted for certain items, and a $2.5 million installment cash payment.

(3)                                  Represents estimated out-of pocket costs and expenses incurred by Legacy CIFC and CIFC Parent in connection with the Merger.  This excludes $0.2 million of out-of-pocket costs and expenses charged to additional paid-in capital.

(4)                                  Represents the fair value of fixed deferred payments to CIFC Parent per the Agreement and Plan of Merger dated as of December 21, 2010, (as amended from time to time, the “Merger Agreement”). These payments total $5.0 million and are to be paid in two equal annual installments of $2.5 million, with the first payment being made on the first anniversary of the Merger Closing Date, The $2.5 million payments are not contingent on any performance, but rather are due as a result of the passage of time and were discounted to arrive at an estimated fair value.

(5)                                 Represents the fair value of contingent deferred payments to CIFC Parent per the Merger Agreement. The payments are to be paid as follows: (i) the first $15.0 million of incentive fees received by the combined company from certain CLOs currently managed by CIFCAM, (ii) 50% of any incentive fees in excess of $15.0 million in aggregate received by the combined company over the next ten years from certain CLOs currently managed by CIFCAM and (iii) payments relating to the present value of any such incentive fees from certain CLOs currently managed by CIFCAM that remain payable to the combined company after the tenth anniversary of the Merger Closing Date. The incentive fee payments were based on projected future incentive fees from the CLOs and were discounted to arrive at an estimated fair value.

The following is a summary of the recognized amounts of assets acquired and liabilities assumed as a result of the Merger:

(In thousands)
Cash and cash equivalents	$5,146
Restricted cash and cash equivalents	122
Receivables	5,144
Prepaid and other assets	330
Equipment and improvements, net	234
Accrued and other liabilities	(2,537)
Net deferred tax liabilities	(5,245)
Contingent liabilities	(20,378)
Additional paid-in capital adjustment	(83)
Identifiable intangible assets	49,900
Excess of purchase consideration over identifiable net assets acquired - goodwill	57,092
$89,725

The fair values of the assets acquired and the liabilities assumed were estimated by management with the assistance of an independent valuation firm.  The identifiable intangible assets acquired by asset class are as follows:

	Closing Date Estimated Fair Value	Closing Date Estimated Average Remaining Useful Life
	(In thousands)	(In years)
Intangible asset class:
Investment management contracts	$46,460	6
Trade name	1,250	10
Technology	820	2
Non-compete agreements	1,370	7
	$49,900

The fair value of the intangible assets related to the investment management contracts of CIFCAM and its wholly-owned subsidiary, CypressTree Investment Management, LLC (“CypressTree”), were determined utilizing an excess earnings approach based upon projections of future investment advisory fees from the CLOs. Significant inputs to the investment advisory fee projections include the structure of the CLOs and estimates related to loan default rates, recoveries and discount rates.  The intangible assets related to the management contracts are amortized based on a ratio of expected discounted cash flows from the contracts over the expected remaining term of the contracts. The fair value of the intangible assets related to the “Commercial Industrial Finance Corp.” and “CIFC” trade names and technology were determined utilizing a relief from royalty method applied to expected cash flows and are amortized on a straight-line basis over their estimated remaining useful lives. The fair value of the intangible assets associated with the non-compete agreements was determined using a lost cash flows analysis and are amortized on a straight-line basis over the estimated remaining useful life.

The Company recorded amortization expense of $3.0 million for the three and six months ended June 30, 2011, related to the amortization of the intangible assets acquired.  The following table presents expected remaining amortization expense of the identifiable intangible assets acquired:

(In thousands)

2011	$6,043
2012	11,566
2013	10,206
2014	7,594
2015	5,127
Thereafter	6,413
$46,949

The contingent liabilities assumed in the Merger primarily represent contingent consideration related to Legacy CIFC’s acquisition of CypressTree on December 1, 2010 and contingent liabilities Legacy CIFC assumed in its acquisition of CypressTree related to required payments to the prior sellers of CypressTree and the broker of that sale.  These contingent liability valuations are based on discounted cash flow projections of future investment advisory fees earned on the CLOs managed by CypressTree.  These contingent liabilities and the contingent deferred payment liabilities for the Merger will be remeasured at fair value at each reporting date and recorded within contingent liabilities on the condensed consolidated balance sheets.  For the three and six months ended June 30, 2011, a loss of $2.9 million was recorded within net gain (loss) on investments, loans, derivatives and liabilities on the condensed consolidated statements of operations related to the changes in fair value on contingent liabilities.

Goodwill of $57.1 million is the excess of the total purchase consideration over the identifiable tangible and intangible assets acquired in the Merger. Goodwill relates to (i) the additional strategic opportunities that we believe will be available to us as a result of our increased scale, improved financial condition, an experienced management team and the addition of the CIFCAM CLO fund family, which has market-leading performance in the U.S.-managed CLO segment, (ii) the issuance of new CLOs and other investment products based on our corporate credit expertise and (iii) the expected cost synergies from the Merger. All of the goodwill related to the Merger was allocated to our Investment Management segment.

The Merger with Legacy CIFC was a nontaxable business combination.  Consequently, the future amortization expense related to approximately $37.7 million of the identifiable intangible assets associated with the CLOs managed by CIFCAM will not be deductible for income tax purposes.  In accordance with GAAP applicable to nontaxable business combinations, we recorded a deferred tax liability of approximately $17.2 million for the future financial reporting income tax benefit of the amortization of these intangible assets.  Other taxable or deductible temporary differences related primarily to Legacy CIFC’s net operating loss carryforwards and its acquisition of CypressTree resulted in a net deferred tax asset of approximately $12.0 million.  The net deferred tax liability from all of these temporary differences was $5.2 million and this amount was added to goodwill.

Management is currently in the process of reviewing the final purchase price calculations related to identifiable intangible assets, goodwill, net deferred tax liabilities and contingent liabilities.

We have expensed Merger-related costs (other than those related to stock issuance) as incurred.  For the three and six months ended June 30, 2011, we incurred expenses related to the Merger of $1.7 million and $3.2 million, respectively, offset by a $1.8 million reclassification to additional paid-in capital for stock issuance costs, for a net benefit of $0.1 million during the three months ended June 30, 2011 and a net expense of $1.4 million for the six months ended June 30, 2011 recorded within strategic transactions expenses in the condensed consolidated statements of operations.

As a result of the Merger, on the Closing Date we changed our name to CIFC Deerfield Corp. and moved our principal executive offices and corporate headquarters from 6250 North River Road, 12th Floor, Rosemont, Illinois 60018 to 250 Park Avenue, 5th Floor, New York, NY 10177.  In addition, the state of incorporation of CIFC Deerfield Corp. was changed from Maryland to Delaware.  On July 19, 2011, we changed our name to CIFC Corp.

Unaudited Pro Forma Financial Information

During the three and six months ended June 30, 2011, we recognized net revenues of $3.9 million ($3.1 million of which are eliminated upon consolidation) and net loss attributable to CIFC Corp. of $6.2 million related to CIFCAM and CypressTree. As a result of the Merger, we began to consolidate ten CIFC CLOs and as of June 30, 2011, we consolidated assets of $4.3 billion and non-recourse liabilities of $4.1 billion related to the CIFC CLOs. For the three and six months ended June 30, 2010, we recorded a net loss of $68.9 million related to the consolidation of the CIFC CLOs.  This was comprised of net revenues of $29.8 million, expenses of $4.3 million and net losses of $94.4 million in net other income (expense) and gain (loss).

The following unaudited pro forma combined financial information gives effect to the Merger as well as the following transactions (collectively, the “Transactions”) (with the defined terms having the meanings described in the consolidated financial statements for the year ended December 31, 2010 and notes thereto included in our Annual Report on Form 10-K) as if they had been completed as of January 1, 2010: (1) the CNCIM Acquisition and issuance of the Acquisition Shares, and the issuance of the Convertible Notes; (2) the Senior Notes Discharge; (3) the Trust Preferred Exchange; and (4) the DPLC Restructuring.

This unaudited pro forma combined financial information is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the Merger or the Transactions had been consummated during the period or as of the dates for which pro forma data is presented, nor is it necessarily indicative of future operating results of CIFC.  The pro forma combined financial information for the three and six months ended June 30, 2011 and 2010 does not give effect to the application of ASC Topic 810 for the period prior to the Merger as it relates to the CIFC CLOs and for the period prior to the CNCIM Acquisition as it relates to the four CNCIM CLOs.  In addition, the pro forma combined financial information for the three and six months ended June 30, 2010 does not give effect to the Legacy CIFC acquisition of CypressTree for the period prior to the December 1, 2010 acquisition.

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(In thousands, except for per share data)
Total net revenue	$63,007	$39,620	$110,908	$70,061
Net loss	$(96,679)	$(6,435)	$(111,743)	$(7,156)
Net income (loss) attributable to CIFC Corp.	$(3,039)	$3,878	$(1,356)	$7,001
Net income (loss) attributable to CIFC Corp. per share - basic	$(0.15)	$0.19	$(0.07)	$0.34
Net income (loss) attributable to CIFC Corp. per share - diluted	$(0.15)	$0.18	$(0.07)	$0.34

4. CLOS, THE CONSOLIDATED INVESTMENT PRODUCTS SEGMENT AND DFR MM CLO

Collateralized Loan Obligations (CLOs)

The term CLO (which for purposes of the discussion in this section also includes the term CDO) generally refers to a special purpose vehicle that owns a portfolio of investments and issues various tranches of debt and subordinated note securities to finance the purchase of those investments. The investments purchased by the CLO are governed by extensive investment guidelines, including limits on the CLO’s exposure to any single industry or issuer and limits on the ratings of the CLO’s assets. Most CLOs have a defined investment period during which they are allowed to make investments or reinvest capital as it becomes available.

CLOs typically issue multiple tranches of debt and subordinated note securities with varying ratings and levels of subordination to finance the purchase of investments. These securities receive interest and principal payments from the CLO in accordance with an agreed upon priority of payments, commonly referred to as the “waterfall.” The most senior notes, generally rated AAA/Aaa, commonly represent the majority of the total liabilities of the CLO. This tranche of notes is issued at a specified spread over LIBOR and normally has the first claim on the earnings on the CLO’s investments after payment of certain fees and expenses. The mezzanine tranches of rated notes generally have ratings ranging from AA/Aa to BB/Ba and also are usually issued at a specified spread over LIBOR with higher spreads paid on the tranches with lower ratings. Each tranche is typically only entitled to a share of the earnings on the CLOs’ investments if the required interest and principal payments have been made on the more senior tranches. The most junior tranche can take the form of either subordinated notes or preference shares and is referred to as the CLO’s “subordinated notes.” The subordinated notes generally do not have a stated coupon but are entitled to residual cash flows from the CLOs’ investments after all of the other tranches of notes and certain other fees and expenses are paid.  The majority of the subordinated notes of the CLOs we manage are owned by third parties. See Note 14 for disclosure of ownership of CLOs we manage by related parties. We own all of the subordinated notes of DFR MM CLO and a significantly smaller portion of the subordinated notes of certain of the other CLOs we manage.  Our two principal stockholders own, either directly or indirectly, subordinated notes in nine of the CIP CLOs and two CLOs which we manage but do not consolidate .

CLOs generally appoint a collateral manager to manage their investments. In exchange for their services, CLO managers typically receive three types of fees: senior management fees, subordinated management fees and incentive fees. CLOs also generally appoint a trustee and collateral administrator, who is responsible for holding the CLOs’ investments, collecting investment income and distributing that income in accordance with the waterfall.

The Consolidated Investment Products Segment

We consolidated the 21 CIP CLOs with assets of $8.4 billion and non-recourse liabilities of $7.8 billion into our condensed consolidated financial statements as of June 30, 2011. The CIP CLOs include the ten CIFC CLOs we consolidated effective April 13, 2011 in conjunction with the Merger. The CIFC CLOs include six CLOs managed by CIFCAM and four CLOs managed by CypressTree and as of June 30, 2011, we consolidated assets of $4.3 billion and non-recourse liabilities of $4.1 billion related to these CLOs. Although we consolidate 100% of the assets, liabilities and subordinated notes of the CIP CLOs, our maximum exposure to loss related to the CIP CLOs is limited to our investments and beneficial interests in the CIP CLOs ($9.9 million and $9.3 million as of June 30, 2011 and December 31, 2010, respectively), our investment advisory fee receivables from the CIP CLOs ($2.1 and $1.2 million as of June 30, 2011 and December 31, 2010, respectively), and our future investment advisory fees, all of which are eliminated upon consolidation.

The assets of each of the CIP CLOs are held solely as collateral to satisfy the obligations of the respective CIP CLO. We have no right to the benefits from, nor do we bear the risks associated with, the assets held by the CIP CLOs beyond our minimal direct investments and beneficial interests in, and investment advisory fees generated from, the CIP CLOs. If CIFC were to liquidate, the assets of the CIP CLOs would not be available to the general creditors of CIFC, and as a result, we do not consider them our assets. Additionally, the investors in the CIP CLOs have no recourse to our general assets for the debt issued by the CIP CLOs. Therefore, this debt is not our obligation.

We have elected the fair value option for all assets and liabilities of the CIP CLOs. We have determined that, although the junior tranches of the CIP CLOs have certain characteristics of equity, they should be recorded as debt on our condensed consolidated balance sheets, as the junior tranches have a stated maturity indicating a date on which they are mandatorily redeemable. The subordinated notes of the CIP CLOs are also classified as debt on our condensed consolidated balance sheets, since redemption is required only upon liquidation or termination of the CLO and not upon liquidation or termination of CIFC.

For the three and six months ended June 30, 2011, the net losses of $93.6 million and $110.4 million, respectively, recorded in our condensed consolidated statements of operations related to the CIP CLOs were not indicative of the cash flow distributions we received from the CIP CLOs of $12.4 million and $18.0 million, respectively. The $12.4 million received from the CIP CLOs during the three months ended June 30, 2011 primarily consisted of investment advisory fees of $11.5 million and subordinated notes distributions of $0.9 million. The $18.0 million received from the CIP CLOs during the six months ended June 30, 2011 consisted of investment advisory fees of $16.2 million, subordinated notes distributions of $1.7 million and interest on our debt investments of $0.1 million.  For the three and six months ended June 30, 2010, the net losses of $19.7 million and $29.2 million, respectively, recorded in our condensed consolidated statements of operations related to the CIP CLOs were not indicative of the cash flow distributions we received from the CIP CLOs of $3.7 million and $7.3 million, respectively. The $3.7 million received from the CIP CLOs during the three months ended June 30, 2010 primarily consisted of investment advisory fees of $3.5 million, subordinated notes distributions of $0.1 million and interest on our debt investments of $0.1 million. The $7.3 million received from the CIP CLOs during the six months ended June 30, 2010 consisted of investment advisory fees of $7.0 million, subordinated notes distributions of $0.2 million and interest on our debt investments of $0.1 million.

We have included other required disclosures related to our Consolidated Investment Products segment in Notes 2, 5, 7, 10, 11 and 16.

DFR MM CLO

Although we consolidate 100% of the assets and liabilities of DFR MM CLO into our Principal Investing segment, our maximum exposure to loss on our investment in this entity is limited to our initial investment of $69.0 million ($50.0 million of subordinated notes and $19.0 million of debt). The economic impact of our investment in DFR MM CLO is determined by the cash distributed to us on our investment therein which, from the date of our initial investment through June 30, 2011, has totaled $45.3 million on our subordinated notes investment and $4.3 million in interest on our debt investment. DFR MM CLO’s debt holders have recourse only to the assets of the DFR MM CLO and not to our general assets. Our subordinated notes investment is subject to diversion of cash flows in accordance with the DFR MM CLO indenture.

Net income we record in our consolidated statements of operations for DFR MM CLO is not always indicative of the cash distributions we receive. For the three and six months ended June 30, 2011, we recorded net losses of $1.7 million and zero, respectively, in our condensed consolidated statements of operations for DFR MM CLO and received cash distributions from DFR MM CLO of $3.4 million and $7.0 million, respectively. These cash distributions included $3.2 million and $6.6 million related to our investment in the subordinated notes for the three and six months ended June 30, 2011, respectively, and $0.2 million and $0.4 million in interest on our investment in debt for the three and six months ended June 30, 2011, respectively. For the three and six months ended June 30, 2010, we recorded net income of $7.4 million and $10.6 million, respectively, in our condensed consolidated statements of operations for DFR MM CLO and received cash distributions from DFR MM CLO of $4.1 million and $7.9 million, respectively. These cash distributions included $3.9 million and $7.5 million related to our investment in the subordinated notes for the three and six months ended June 30, 2010, respectively, and $0.2 million and $0.4 million in interest on our investment in debt for the three and six months ended June 30, 2010, respectively. Although we expect to receive future cash distributions on our investment in the subordinated notes, it is very difficult to predict the timing and amount of such future cash distributions. We consolidated assets of $207.3 million and liabilities of $148.3 million related to DFR MM CLO as of June 30, 2011.

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

The types of assets included in Level 1 are generally equity securities or derivatives listed on an exchange with active markets. We held no Level 1 securities as of June 30, 2011 or December 31, 2010.

Level 2—inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Our assets and liabilities generally included in this category are Agency RMBS, loans classified as either investments at fair value or loans held for sale where asset valuations are provided by independent pricing services, corporate bonds, long-term debt of our Consolidated Investment Products segment, interest rate derivatives and our total return swap.

Level 3—inputs to the valuation methodology include significant unobservable inputs to the fair value measurement. This includes situations where there is little, if any, market activity for the asset or liability.

Our assets and liabilities generally included in this category are certain corporate bonds, loans classified as either investments at fair value or loans held for sale where asset valuations are not provided by independent pricing services, warrants, subordinated notes of our Consolidated Investment Products segment and the conversion feature contained in our senior subordinated convertible notes, which is deemed an embedded derivative instrument.

Our valuation methodologies and accounting policy are discussed in the notes to the Consolidated Financial Statements included in our 2010 10-K.  There were no significant changes in our valuation methodologies during the six months ended June 30, 2011.

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

Investments at Fair Value

Investments at fair value include RMBS, loans and other investments held in our Consolidated Investment Products segment, certain loans held by our Principal Investing segment, corporate bonds and beneficial interests in CLOs. The fair value for RMBS generally represents a modeled valuation, which includes spreads and prepayment rates which are observable in the market. Agency RMBS are classified as Level 2 within the fair value hierarchy. Loans and other investments held in our Consolidated Investment Products segment, loans at fair value held by our Principal Investing segment and corporate bonds are generally valued at a composite of the mid-point in the bid-ask spread of broker quotes or based on the composite price of a different tranche of the same or similar security if broker quotes are unavailable for the specific tranche we own. Loans and other investments held in our Consolidated Investment Products segment, loans at fair value held by our Principal Investing segment and corporate bonds held in DFR MM CLO valued in this manner are classified as Level 2 within the fair value hierarchy.  Where no such quotes are available, the value may be based on an internally developed model using composite or other comparable market data which includes unobservable market inputs. Loans and other investments held in our Consolidated Investment Products segment valued in this manner are classified as Level 3 within the fair value hierarchy.

Derivative assets and liabilities

The derivatives held by us (other than the total return swap (the “Warehouse TRS”) and the embedded derivative) generally represent instruments traded in the over-the-counter market and are valued using internally developed market-standard models. The inputs to the valuation models for the interest rate swaps and caps represent observable market data available at commonly quoted intervals for the full terms of the contracts. All interest rate derivatives are classified as Level 2 within the fair value hierarchy. The valuation models for warrants contain one or more significant unobservable inputs and are classified as Level 3 within the fair value hierarchy. The fair value of the Warehouse TRS is calculated as the sum of (i) the change in fair value of the reference obligations (SSCL’s which are valued at a composite of the mid-point in the bid-ask spread of broker quotes or based on the composite price of a different tranche of the same or similar security if broker quotes are unavailable for the specific tranche) (ii) net realized gains (losses) on reference obligations sold during the period and (iii) interest income earned on the reference obligations, less an amount equal to LIBOR plus an agreed upon margin on the outstanding notional amount of the reference obligations. The Warehouse TRS is classified as Level 2 within the fair value hierarchy. See Note 7 for further disclosure regarding the Warehouse TRS. Our senior subordinated convertible notes (the “Convertible Notes”) contain a conversion feature with certain antidilution provisions that cause the conversion feature to be deemed an embedded derivative instrument (the “Embedded Derivative”). The Embedded Derivative is valued by valuing the Convertible Notes and subsequently valuing the Convertible Notes eliminating the conversion right. The difference represents the value of the Embedded Derivative. The valuation of the Embedded Derivative is determined using a binomial tree model using one or more significant unobservable inputs and is classified as Level 3 within the fair value hierarchy.

Loans held for sale

Loans held for sale are carried at the lower of cost or fair value. If the fair value of a loan is less than its cost basis, a valuation adjustment is recognized in the condensed consolidated statements of operations, and the loan’s carrying value is adjusted accordingly. The valuation adjustment may be recovered if the fair value increases, which is also recognized in the condensed consolidated statements of operations. Loans held for sale recorded at fair value are generally valued at a composite of the mid-point in the bid-ask spread of broker quotes or based on the composite price of a different tranche of the same or similar security if broker quotes are unavailable for the specific tranche we own. We classify loans held for sale valued in this manner as Level 2 within the fair value hierarchy. Where no such quotes are available, the value may be based on an internally developed model using composite or other comparable market data which includes unobservable market inputs. Loans held for sale valued in this manner are classified as Level 3 within the fair value hierarchy.

Contingent Liabilities

The fair value for the contingent liabilities are based on discounted cash flow projections of the relevant future investment advisory fee cash flows from the CLOs managed by CIFCAM and CypressTree.  The contingent liabilities are classified as Level 3 within the fair value hierarchy.

Long-Term Debt of our Consolidated Investment Products Segment

Long-term debt of our Consolidated Investment Products segment consists of debt and subordinated notes of the CIP CLOs. The fair value for the debt of the CIP CLOs generally represents a modeled valuation that uses both observable and unobservable market inputs. The debt of our CIP CLOs valued in this manner are classified as Level 2 within the fair value hierarchy. The subordinated notes of the CIP CLOs are valued by management by considering, among other things, available broker quotes. If a broker quote is unavailable, the subordinated notes of CLOs are valued using internally developed models that utilize composite or other comparable market data we believe would be used by market participants, which includes unobservable market inputs. The subordinated notes of our CIP CLOs valued in this manner are classified as Level 3 within the fair value hierarchy.

Assets and liabilities measured at fair value on a recurring basis

The following table presents the financial instruments carried at fair value on a recurring basis, by caption in the condensed consolidated balance sheets and by level within the ASC Topic 820 valuation hierarchy for our Principal Investing and Investment Management segments:

	Level 1	Level 2	Level 3	Carrying Value
	(In thousands)
June 30, 2011:
Investments and derivative assets at fair value
Investments at fair value	$—	$5,806	$—	$5,806
Derivative assets	—	558	—	558
Total investments and derivative assets at fair value	$—	$6,364	$—	$6,364

Liabilities at fair value
Derivative liabilities	$—	$—	$9,920	$9,920
Contingent liabilities	—	—	41,004	41,004
Total liabilities at fair value	$—	$—	$50,924	$50,924

December 31, 2010
Investments and derivative assets at fair value
Investments at fair value	$—	$269,727	$2,429	$272,156
Derivative assets	—	—	9	9
Total investments and derivative assets at fair value	$—	$269,727	$2,438	$272,165

Liabilities at fair value
Derivative liabilities	$—	$—	$11,155	$11,155
Total liabilities at fair value	$—	$—	$11,155	$11,155

The following table presents the financial instruments carried at fair value on a recurring basis, by caption in the condensed consolidated balance sheets and by level within the ASC Topic 820 valuation hierarchy for our Consolidated Investment Products segment:

	Level 1	Level 2	Level 3	Carrying Value
	(In thousands)
June 30, 2011:
Investments and derivative assets at fair value
Loans	$—	$7,519,933	$8,387	$7,528,320
Corporate bonds	—	188,085	11,336	199,421
Other	—	40,236	13,948	54,184
Derivative assets	—	6,912	481	7,393
Total investments and derivative assets at fair value	$—	$7,755,166	$34,152	$7,789,318

Liabilities at fair value
Derivative liabilities	$—	$2,872	$—	$2,872
Long-term debt	—	7,084,746	483,112	7,567,858
Total liabilities at fair value	$—	$7,087,618	$483,112	$7,570,730

December 31, 2010
Investments and derivative assets at fair value
Loans	$—	$3,574,948	$31,476	$3,606,424
Corporate bonds	—	169,806	14,032	183,838
Other	—	1,965	23,103	25,068
Derivative assets	—	—	250	250
Total investments and derivative assets at fair value	$—	$3,746,719	$68,861	$3,815,580

Liabilities at fair value
Derivative liabilities	$—	$2,728	$—	$2,728
Long-term debt	—	3,460,493	202,844	3,663,337
Total liabilities at fair value	$—	$3,463,221	$202,844	$3,666,065

Changes in Level 3 recurring fair value measurements

The table below includes a rollforward of the balance sheet amounts for the three months ended June 30, 2011 (including the change in fair value) for financial instruments classified within Level 3 of the valuation hierarchy for our Principal Investing and Investment Management segments:

	Fair Value Measurements Using Significant Unobservable Inputs
	Estimated	Net Realized/					Net Transfers	Estimated
	Fair Value	Unrealized					In (Out)	Fair Value
	April 1, 2011	Gains (Losses) (1)	Purchases	Sales	Issuances	Settlements	of Level 3	June 30, 2011
	(In thousands)
Investments and derivative assets at fair value
RMBS	$2,373	$(28)	$—	$(2,140)	$—	$(205)	$—	$—
Derivative assets	31	(31)	—	—	—	—	—	—
Total investments and derivative assets at fair value	$2,404	$(59)	$—	$(2,140)	$—	$(205)	$—	$—

	Fair Value Measurements Using Significant Unobservable Inputs
	Estimated	Net Realized/						Net Transfers		Estimated
	Fair Value	Unrealized						In (Out)		Fair Value
	April 1, 2011	(Gains) Losses (1)	Purchases		Sales	Issuances	Settlements	of Level 3		June 30, 2011
	(In thousands)
Liabilities at fair value
Derivative liabilities	$9,903	$17	$—		$—	$—	$—	$—		$9,920
Contingent liabilities	—	2,901	40,171	(2)	—	—	(1,131)	(937)	(3)	41,004
Total liabilities at fair value	$9,903	$2,918	$40,171		$—	$—	$(1,131)	$(937)		$50,924

(1)                                  Net realized and unrealized gains (losses) are reported within net gain (loss) on investments, loans, derivatives and liabilities in the condensed consolidated statements of operations.

(2)                                  Includes the $19.8 million of contingent deferred payments to CIFC Parent as consideration for the Merger and the $20.4 million in contingent liabilities assumed as a result of the Merger.

(3)                                  The transfers out of Level 3 represent transfers from contingent liabilities to accrued and other liabilities on the condensed consolidated balance sheet as they have not yet been paid, however all contingencies have been removed.

The table below includes a rollforward of the balance sheet amounts for the six months ended June 30, 2011 (including the change in fair value) for financial instruments classified within Level 3 of the valuation hierarchy for our Principal Investing and Investment Management segments:

	Fair Value Measurements Using Significant Unobservable Inputs
	Estimated	Net Realized/					Net Transfers	Estimated
	Fair Value	Unrealized					In (Out)	Fair Value
	January 1, 2011	Gains (Losses) (1)	Purchases	Sales	Issuances	Settlements	of Level 3	June 30, 2011
	(In thousands)
Investments and derivative assets at fair value
RMBS	$2,429	$(29)	$—	$(2,140)	$—	$(260)	$—	$—
Derivative assets	9	(9)	—	—	—	—	—	—
Total investments and derivative assets at fair value	$2,438	$(38)	$—	$(2,140)	$—	$(260)	$—	$—

	Fair Value Measurements Using Significant Unobservable Inputs
	Estimated	Net Realized/						Net Transfers		Estimated
	Fair Value	Unrealized						In (Out)		Fair Value
	January 1, 2011	(Gains) Losses (1)	Purchases		Sales	Issuances	Settlements	of Level 3		June 30, 2011
	(In thousands)
Liabilities at fair value
Derivative liabilities	$11,155	$(1,235)	$—		$—	$—	$—	$—		$9,920
Contingent liabilities	—	2,901	40,171	(2)	—	—	(1,131)	(937)	(3)	41,004
Total liabilities at fair value	$11,155	$1,666	$40,171		$—	$—	$(1,131)	$(937)		$50,924

(1)	Net realized and unrealized gains (losses) are reported within net gain (loss) on investments, loans, derivatives and liabilities in the condensed consolidated statements of operations.
(2)	Includes the $19.8 million of contingent deferred payments to CIFC Parent as consideration for the Merger and the $20.4 million in contingent liabilities assumed as a result of the Merger.
(3)

The transfers out of Level 3 represent transfers from contingent liabilities to accrued and other liabilities on the condensed consolidated balance sheet as they have not yet been paid, however all contingencies have been removed.

The table below includes a rollforward of the balance sheet amounts for the three months ended June 30, 2010 (including the change in fair value) for financial instruments classified within Level 3 of the valuation hierarchy for our Principal Investing and Investment Management segments:

	Fair Value Measurements Using Significant Unobservable Inputs
	Estimated	Net Realized/	Purchases, (Sales),	Net Transfers	Estimated
	Fair Value	Unrealized	Issuances and	In (Out)	Fair Value
	April 1, 2010	Gains (Losses) (1)	(Settlements), Net	of Level 3	June 30, 2010
	(In thousands)
Investments and derivative assets at fair value
RMBS	$2,452	$(384)	$(433)	$—	$1,635
Loans	912	(1)	(277)	—	634
Other	4,707	(319)	—	—	4,388
Derivative assets	26	3	—	—	29
Total investments and derivative assets at fair value	$8,097	$(701)	$(710)	$—	$6,686

	Fair Value Measurements Using Significant Unobservable Inputs
	Estimated	Net Realized/	Purchases, (Sales),	Net Transfers	Estimated
	Fair Value	Unrealized	Issuances and	In (Out)	Fair Value
	April 1, 2010	(Gains) Losses (1)	(Settlements), Net	of Level 3	June 30, 2010
	(In thousands)
Liabilities at fair value
Derivative liabilities	$—	$3,267	$6,889	$—	$10,156
Accrued and other liabilities	312	4	(56)	—	260
Total liabilities at fair value	$312	$3,271	$6,833	$—	$10,416

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

The table below includes a rollforward of the balance sheet amounts for the six months ended June 30, 2010 (including the change in fair value) for financial instruments classified within Level 3 of the valuation hierarchy for our Principal Investing and Investment Management segments:

	Fair Value Measurements Using Significant Unobservable Inputs
	Estimated	Net Realized/	Purchases, (Sales),	Net Transfers	Estimated
	Fair Value	Unrealized	Issuances and	In (Out)	Fair Value
	January 1, 2010	Gains (Losses) (1)	(Settlements), Net	of Level 3	June 30, 2010
	(In thousands)
Investments and derivative assets at fair value
RMBS	$2,631	$(87)	$(909)	$—	$1,635
Loans	990	(10)	(346)	—	634
Other	2,597	1,791	—	—	4,388
Derivative assets	74	(45)	—	—	29
Total investments and derivative assets at fair value	$6,292	$1,649	$(1,255)	$—	$6,686

	Fair Value Measurements Using Significant Unobservable Inputs
	Estimated	Net Realized/	Purchases, (Sales),	Net Transfers	Estimated
	Fair Value	Unrealized	Issuances and	In (Out)	Fair Value
	January 1, 2010	(Gains) Losses (1)	(Settlements), Net	of Level 3	June 30, 2010
	(In thousands)
Liabilities at fair value
Derivative liabilities	$—	$3,267	$6,889	$—	$10,156
Accrued and other liabilities	364	10	(114)	—	260
Total liabilities at fair value	$364	$3,277	$6,775	$—	$10,416

(1)                                  Net realized and unrealized gains (losses) are reported within net gain (loss) on investments, loans, derivatives and liabilities in the condensed consolidated statements of operations.

The table below includes a rollforward of the balance sheet amounts for the three months ended June 30, 2011 (including the change in fair value) for financial instruments classified within Level 3 of the valuation hierarchy for our Consolidated Investment Products segment:

	Fair Value Measurements Using Significant Unobservable Inputs
	Estimated	Fair Value of CIP CLOs	Net Realized/					Net Transfers		Estimated
	Fair Value	Consolidated as of	Unrealized					In (Out)		Fair Value
	April 1, 2011	April 13, 2011	Gains (Losses) (1)	Purchases	Sales	Issuances	Settlements	of Level 3		June 30, 2011
	(In thousands)
Investments and derivative assets at fair value
Loans	$18,438	$1,160	$1,566	$1,119	$—	$—	$(5,275)	$(8,621)	(2)	$8,387
Corporate bonds	10,627	239	470	—	—	—	—	—		11,336
Other	2,866	12,830	(414)	—	(2)	—	—	(1,332)	(3)	13,948
Derivative assets	274	276	(69)	—	—	—	—	—		481
Total investments and derivative assets at fair value	$32,205	$14,505	$1,553	$1,119	$(2)	$—	$(5,275)	$(9,953)		$34,152

	Fair Value Measurements Using Significant Unobservable Inputs
	Estimated	Fair Value of CIP CLOs	Net Realized/					Net Transfers		Estimated
	Fair Value	Consolidated as of	Unrealized					In (Out)		Fair Value
	April 1, 2011	April 13, 2011	(Gains) Losses (1)	Purchases	Sales	Issuances	Settlements	of Level 3		June 30, 2011
	(In thousands)
Long-term debt	$224,279	$265,032	$(6,199)	$—	$—	$—	$—	$—		$483,112

(1)	Net realized and unrealized gains (losses) are reported within net gain (loss) on investments, loans, derivatives and liabilities in the condensed consolidated statement of operations.

(2)

The transfers out of Level 3 include $11.8 million in certain loans valued using a comparable companies model and $4.1 million in certain loans valued at a composite of the mid-point in the bid-ask spread of broker quotes as of June 30, 2011. These loans were previously valued via a single broker quote or an internal model. The transfers into Level 3 include $7.3 million in certain loans valued via an internal model as of June 30, 2011. These loans were previously valued using a comparable companies model.

(3)

The transfers out of Level 3 include certain investments valued at a composite of the mid-point in the bid-ask spread of broker quotes as of June 30, 2011. These investments were previously valued via an internal model.

The table below includes a rollforward of the balance sheet amounts for the six months ended June 30, 2011 (including the change in fair value) for financial instruments classified within Level 3 of the valuation hierarchy for our Consolidated Investment Products segment:

	Fair Value Measurements Using Significant Unobservable Inputs
	Estimated	Fair Value of CIP CLOs	Net Realized/					Net Transfers		Estimated
	Fair Value	Consolidated as of	Unrealized					In (Out)		Fair Value
	January 1, 2011	April 13, 2011	Gains (Losses) (1)	Purchases	Sales	Issuances	Settlements	of Level 3		June 30, 2011
	(In thousands)
Investments and derivative assets at fair value
Loans	$31,476	$1,160	$1,904	$3,482	$—	$—	$(9,512)	$(20,123)	(2)	$8,387
Corporate bonds	14,032	239	993	—	—	—	(3,928)	—		11,336
Other	23,103	12,830	1,097	—	(21,750)	—	—	(1,332)	(3)	13,948
Derivative assets	250	276	(45)	—	—	—	—	—		481
Total investments and derivative assets at fair value	$68,861	$14,505	$3,949	$3,482	$(21,750)	$—	$(13,440)	$(21,455)		$34,152

	Fair Value Measurements Using Significant Unobservable Inputs
	Estimated	Fair Value of CIP CLOs	Net Realized/					Net Transfers		Estimated
	Fair Value	Consolidated as of	Unrealized					In (Out)		Fair Value
	January 1, 2011	April 13, 2011	(Gains) Losses (1)	Purchases	Sales	Issuances	Settlements	of Level 3		June 30, 2011
	(In thousands)
Long-term debt	$202,844	$265,032	$15,236	$—	$—	$—	$—	$—		$483,112

(1)           Net realized and unrealized gains (losses) are reported within net gain (loss) on investments, loans, derivatives and liabilities in the condensed consolidated statement of operations.

(2)           The transfers out of Level 3 include $11.8 million in certain loans valued using a comparable companies model and $18.5 million in certain loans valued at a composite of the mid-point in the bid-ask spread of broker quotes as of June 30, 2011. These loans were previously valued via a single broker quote or an internal model. The transfers into Level 3 include $7.3 million in certain loans valued via an internal model and $2.9 million in certain loans valued via a single broker quote as of June 30, 2011. These loans were previously valued using a comparable companies model or at a composite of the mid-point in the bid-ask spread of broker quotes.

(3)           The transfers out of Level 3 include certain investments valued at a composite of the mid-point in the bid-ask spread of broker quotes as of June 30, 2011.  These investments were previously valued via an internal model.

The table below includes a rollforward of the balance sheet amounts for the three months ended June 30, 2010 (including the change in fair value) for financial instruments classified within Level 3 of the valuation hierarchy for our Consolidated Investment Products segment:

	Fair Value Measurements Using Significant Unobservable Inputs
	Estimated	Fair Value of CIP CLOs	Net Realized/	Purchases, (Sales),	Net Transfers		Estimated
	Fair Value	Consolidated as of	Unrealized	Issuances and	In (Out)		Fair Value
	April 1, 2010	June 9, 2010	Gains (Losses) (1)	(Settlements), Net	of Level 3		June 30, 2010
	(In thousands)
Investments and derivative assets at fair value
Loans	$23,026	$1,497	$67	$1,948	$(7,665)	(2)	$18,873
Corporate bonds	9,774	3,390	129	—	—		13,293
Other	107	11,641	114	—	—		11,862
Derivative assets	25	10	(8)	—	—		27
Total investments and derivative assets at fair value	$32,932	$16,538	$302	$1,948	$(7,665)		$44,055

	Fair Value Measurements Using Significant Unobservable Inputs
	Estimated	Fair Value of CIP CLOs	Net Realized/	Purchases, (Sales),	Net Transfers		Estimated
	Fair Value	Consolidated as of	Unrealized	Issuances and	In (Out)		Fair Value
	April 1, 2010	June 9, 2010	(Gains) Losses (1)	(Settlements), Net	of Level 3		June 30, 2010
	(In thousands)
Long-term debt	$80,163	$62,622	$(14,102)	$—	$—		$128,683

(1)	Net realized and unrealized gains (losses) are reported within net gain (loss) on investments, loans, derivatives and liabilities in the condensed consolidated statement of operations.

(2)

The transfers out of Level 3 include certain investments valued at a composite of the mid-point in the bid-ask spread of broker quotes as of June 30, 2010. These investments were previously valued via an internal model.

The table below includes a rollforward of the balance sheet amounts for the six months ended June 30, 2010 (including the change in fair value) for financial instruments classified within Level 3 of the valuation hierarchy for our Consolidated Investment Products segment:

	Fair Value Measurements Using Significant Unobservable Inputs
	Estimated	Fair Value of CIP CLOs	Net Realized/	Purchases, (Sales),	Net Transfers		Estimated
	Fair Value	Consolidated as of	Unrealized	Issuances and	In (Out)		Fair Value
	January 1, 2010	June 9, 2010	Gains (Losses) (1)	(Settlements), Net	of Level 3		June 30, 2010
	(In thousands)
Investments and derivative assets at fair value
Loans	$19,080	$1,497	$423	$5,538	$(7,665)	(2)	$18,873
Corporate bonds	12,890	3,390	1,039	(4,026)	—		13,293
Other	477	11,641	120	—	(376)	(3)	11,862
Derivative assets	15	10	2	—	—		27
Total investments and derivative assets at fair value	$32,462	$16,538	$1,584	$1,512	$(8,041)		$44,055

	Fair Value Measurements Using Significant Unobservable Inputs
	Estimated	Fair Value of CIP CLOs	Net Realized/	Purchases, (Sales),	Net Transfers		Estimated
	Fair Value	Consolidated as of	Unrealized	Issuances and	In (Out)		Fair Value
	January 1, 2010	June 9, 2010	(Gains) Losses (1)	(Settlements), Net	of Level 3		June 30, 2010
	(In thousands)
Long-term debt	$45,414	$62,622	$20,647	$—	$—		$128,683

(1)	Net realized and unrealized gains (losses) are reported within net gain (loss) on investments, loans, derivatives and liabilities in the condensed consolidated statement of operations.

(2)

The transfers out of Level 3 include certain investments valued at a composite of the mid-point in the bid-ask spread of broker quotes as of June 30, 2010. These investments were previously valued via an internal model.

(3)

The transfers out of Level 3 include certain investments valued at a composite of the mid-point in the bid-ask spread of broker quotes as of June 30, 2010. These investments were previously valued via a single broker quote.

Certain assets are measured at fair value on a nonrecurring basis, meaning that the instruments are measured at fair value only in certain circumstances (for example, when held at the lower of cost or fair value). As of June 30, 2011 there were no assets measured at fair value on a nonrecurring basis. As of December 31, 2010, loans held for sale measured at fair value on a nonrecurring basis totaled $1.2 million, including $1.1 million classified as Level 2 and $0.1 million classified as Level 3 within the fair value hierarchy.  Net gains (losses) on assets measured at fair value on a nonrecurring basis during the three and six months ended June 30, 2011 and 2010 were de minimus.

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

The carrying amounts and estimated fair values of our financial instruments for our Principal Investing and Investment Management segments, for which the disclosure of fair values is required, were as follows:

	As of June 30, 2011		As of December 31, 2010
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(In thousands)		(In thousands)
Financial assets:
Cash and cash equivalents (1)	$34,216	$34,216	$50,106	$50,106
Restricted cash and cash equivalents (1)	59,341	59,341	24,028	24,028
Investments and derivative assets at fair value (2)	6,364	6,364	272,165	272,165
Other investments (3)	570	570	637	637
Loans, net of allowance for loan losses (2) (3)	172,180	164,573	237,690	221,663

Financial liabilities:
Repurchase agreements (1)	—	—	246,921	246,921
Derivative liabilities (2)	9,920	9,920	11,155	11,155
Deferred purchase payments (4)	9,441	9,441	4,654	4,654
Contingent liabilities at fair value (5)	41,004	41,004	—	—
Long-term debt:
Convertible Notes (6)	17,115	20,833	16,805	18,409
Junior Subordinated Notes (6) (7)	120,000	47,490	120,000	36,525
DFR MM CLO (6)	147,973	140,060	205,673	194,363

(1)                                  Carrying amounts approximate the fair value due to the short-term nature of these instruments.

(2)                                  The estimated fair values were determined in accordance with ASC Topic 820.

(3)                                  It was not practicable to estimate the fair value of certain loans and other investments because they are not traded in an active market; therefore, the carrying value has been used as an approximation of fair value for loans with a carrying value of $25.1 million and other investments with a carrying value of $0.6 million as of June 30, 2011 and loans with a carrying value of $38.3 million and other investments with a carrying value of $0.6 million as of December 31, 2010. If an independent pricing service cannot provide fair value estimates for a given loan, we may determine estimated fair value based on some or all of the following: (a) current financial information of the borrowing company and performance against its operating plan; (b) changes in the fair value of collateral supporting the loan; (c) changes to the market for the borrowing company’s service or product and (d) present value of projected future cash flows.

(4)                                  The carrying amount approximates fair value. Represents the fixed deferred purchase payments payable to Bounty Investments, LLC (together with its majority-owned subsidiary DFR Holdings, LLC, “Bounty”) as part of the consideration for the acquisition of CNCIM and the fixed deferred purchase payments payable to CIFC Parent as part of the Merger consideration.

(5)                                  The estimated fair values were determined in accordance with ASC Topic 820.  Represents the contingent liabilities payable to CIFC Parent related to the Merger and contingent liabilities assumed in the Merger payable to others based on future management fees earned on certain CLOs managed by CIFCAM and CypressTree.

(6)                                  The estimated fair values of the long-term debt were calculated utilizing comparable market data and internal and external models.

(7)                                  Junior Subordinated Notes includes both our March and October Junior Subordinated Notes (defined in Note 10).

All assets and liabilities held in the Consolidated Investment Products segment are carried at their fair value.

The following table presents the net realized and unrealized gains on investments at fair value as reported within net gain (loss) on investments, loans, derivatives and liabilities in our condensed consolidated statements of operations for the three and six months ended June 30, 2011 and 2010:

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Net realized gains	$31,444	$5,055	$62,193	$14,779
Net unrealized gains	(79,455)	(48,806)	(64,200)	14,502
Total net gains	$(48,011)	$(43,751)	$(2,007)	$29,281

6. LOANS AND LOANS HELD FOR SALE

The following summarizes our loans held for investment:

	June 30, 2011	December 31, 2010
	(In thousands)

Loans held for investment	$186,910	$246,171
Allowance for loan losses	(16,428)	(9,676)
	$170,482	$236,495

The majority of our loans held for investment are held in DFR MM CLO. DFR MM CLO’s reinvestment period terminated in July 2010 and, following the termination, proceeds received from prepayments and sales of loans held in DFR MM CLO can no longer be reinvested. Proceeds received from prepayments are instead used to reduce the principal balance of DFR MM CLO’s outstanding debt. As a result, during the three and six months ended June 30, 2011, DFR MM CLO’s loan portfolio decreased by $30.4 million and $66.0 million, respectively. We transferred two held for investment loans with a carrying value of $2.9 million to loans held for sale during the three months ended June 30, 2011 and three held for investment loans with a carrying value of $4.2 million to loans held for sale during the six months ended June 30, 2011.

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

The following table provides supplemental information regarding impaired loans by class of loan as of June 30, 2011:

	First Lien	Second Lien	Mezzanine	Total
	(In thousands)

June 30, 2011:
Recorded investments in impaired loans	$12,111	$13,803	$—	$25,914
Allowance for loan losses	(2,961)	(13,467)	—	(16,428)
Net investments in impaired loans	$9,150	$336	$—	$9,486

Unpaid principal balance of impaired loans	$13,385	$14,591	$—	$27,976

Interest income recognized on impaired loans (during the period they were impaired) during the three months ended June 30, 2011:	$94	$—	$—	$94

Interest income recognized, under the cash basis of accounting, on impaired loans (during the period they were impaired) during the three months ended June 30, 2011:	$37	$116	$—	$153

Interest income recognized on impaired loans (during the period they were impaired) during the six months ended June 30, 2011:	$280	$—	$—	$280

Interest income recognized, under the cash basis of accounting, on impaired loans (during the period they were impaired) during the six months ended June 30, 2011:	$37	$233	$—	$270

Average recorded net investment on impaired loans during the three months ended June 30, 2011	$10,021	$2,090	$—	$12,111

Average recorded net investment on impaired loans during the six months ended June 30, 2011	$10,311	$3,559	$—	$13,870

We evaluate each of our loans held for investment individually for impairment at each reporting date. The following summarizes the activity within our allowance for loan losses:

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Allowance for loan losses at beginning of period	$11,197	$12,764	$9,676	$15,889
Provision for loan losses	5,242	291	7,884	4,485
Charge-offs	—	—	(1,112)	(7,311)
Recoveries	(11)	—	(20)	(8)
Allowance for loan losses at end of period	$16,428	$13,055	$16,428	$13,055

For the three and six months ended June 30, 2011, we recognized provisions for loan losses of $5.2 and $7.9 million, respectively. The provision for loan losses for the three and six months ended June 30, 2011, was comprised of provisions for three issuers with an aggregate amortized cost of $21.5 million. As of June 30, 2011, the total amortized cost of investments in impaired loans was $25.9 million and the allowance for loan losses was $16.4 million.  For the three and six months ended June 30, 2010, we recognized provisions for loan losses of $0.3 million and $4.5 million respectively.  The provision for loan losses for the three and six months ended June 30, 2010, was comprised of provisions for three issuers with an aggregate amortized cost of $9.7 million. During the three and six months ended June 30, 2011 and 2010, the provisions for loan losses all related to loans held in DFR MM CLO.

Two loans held in our portfolio were restructured during the six months ended June 30, 2011 that qualify as troubled debt restructurings under ASC Topic 310. These troubled debt restructurings occurred during the three months ended March 31, 2011 and related to one first lien loan and one second lien loan we held with the same creditor. The first lien loan was fully reinstated in the restructuring with past due interest capitalized into the principal outstanding of the loan. The interest rate on the loan decreased and the maturity date was extended by one year. We also received equity in the creditor as part of the restructuring.  We evaluated whether further provision for loan losses for this loan was required as a result of the restructuring during the three months ended March 31, 2011, and noted no further provision was required and the loan remained with a carrying value of $8.1 million. During the three months ended June 30, 2011, the first lien loan was deemed to require an additional $1.7 of provision for loan losses, reducing the carrying value to $6.4 million. The second lien loan was exchanged entirely for equity and we charged-off the remaining carrying value of the second lien loan of $65,000 during the three months ended March 31, 2011.

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

The following table summarizes our loans held for investment by both internal risk rating and class as of June 30, 2011:

	First Lien	Second Lien	Mezzanine	Total
	(In thousands)
Internal risk rating:
Grade 1	$—	$—	$—	$—
Grade 2	67,420	48,500	4,481	120,401
Grade 3	8,804	23,550	—	32,354
Grade 4	7,588	7,000	—	14,588
Grade 5	2,802	337	—	3,139
Total:	$86,614	$79,387	$4,481	$170,482

The following table provides supplemental information regarding loans held for investment on nonaccrual status by class of loan as of June 30, 2011:

	First Lien	Second Lien	Mezzanine	Total
Recorded investments in loans on nonaccrual status (1) (in thousands)	$9,150	$336	$—	$9,486

Average days past due of loans on nonaccrual status	—	303	—	303

(1)                                  Investments in loans on nonaccrual status are reported net of respective allowances for loan losses. As of June 30, 2011, all loans held for investment which are greater than 90-days delinquent are on nonaccrual status.

Loans classified as held for sale and carried at the lower of cost or estimated fair value totaled $1.7 million, net of a valuation allowance of $45,000 as of June 30, 2011. We did not recognize $0.1 million of interest income earned, but not yet received, on loans held for sale for the six months ended June 30, 2011, as a result of the placement of these loans on non-accrual status.

As of June 30, 2011, we held certain loans and loans held for sale that settle interest accruals by increasing the outstanding principal balance of the loan. For the three and six months ended June 30, 2011, we settled interest receivables through increases to the loans’ outstanding principal balances in the amount of $0.2 million and $0.5 million, respectively.

Our loans, loans held for sale and loans classified as investments at fair value are diversified over many industries, primarily as a result of industry concentration limits outlined in the indentures of each CLO, and as such we do not believe we have any significant concentration risk associated with the composition of the loan portfolio.

7. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Derivative instruments are carried at fair value as discussed in Note 5. The following table is a summary of our derivative instruments for our Principal Investing and Investment Management segments:

	Number of	Notional
	Contracts	Amount	Assets	Liabilities	Net Fair Value
		(In thousands)
June 30, 2011:
Warrants	3	n/a	$—	$—	$—
Total return swap	1	162,732	558	—	558
Embedded Derivative	1	n/a	—	(9,920)	(9,920)
	5	$162,732	$558	$(9,920)	$(9,362)

December 31, 2010
Warrants	3	n/a	$9	$—	$9
Embedded Derivative	1	n/a	—	(11,155)	(11,155)
	4	$—	$9	$(11,155)	$(11,146)

n/a—not applicable

The following table is a summary of our derivative instruments for our Consolidated Investment Products segment:

	Number of	Notional
	Contracts	Amount	Assets	Liabilities	Net Fair Value
		(In thousands)
June 30, 2011:
Interest rate swap	1	25,400	$—	$(720)	$(720)
Warrants	9	n/a	481	—	481
Unfunded debt commitments	6	166,667	6,912	—	6,912
Unfunded loan commitments	20	63,460	—	(2,152)	(2,152)
	36	$255,527	$7,393	$(2,872)	$4,521

December 31, 2010
Interest rate swap	1	74,200	$—	$(2,728)	$(2,728)
Warrants	9	n/a	250	—	250
	10	$74,200	$250	$(2,728)	$(2,478)

n/a—not applicable

The following table is a summary of the net (gain) loss on derivatives included in net gain (loss) on investments, loans, derivatives and liabilities in the condensed consolidated statements of operations:

	For the three months ended June 30		For the six months ended June 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Interest rate swaps	$(17)	$59	$(31)	$(569)
Warrants	(99)	(5)	(53)	(43)
Total return swap	558	—	558	—
Unfunded debt commitments	(2,515)	—	(2,515)	—
Unfunded loan commitments	(107)	—	(107)	—
Embedded Derivative	(18)	(3,267)	1,235	(3,267)
Net gain (loss) on derivatives	$(2,198)	$(3,213)	$(913)	$(3,879)

Total Return Swap

During the three months ended June 30, 2011, we entered into a total return swap (the Warehouse TRS) agreement with Citibank, N.A. (“Citibank”) through a special purpose vehicle (the “Warehouse SPV”).  The reference obligations under the Warehouse TRS agreement are SSCLs which we intend to eventually include within a new CLO to be issued by the Warehouse SPV and managed by CIFCAM.  As of June 30, 2011 the notional amount of SSCLs included as reference obligations of the Warehouse TRS was $162.7 million.  Under the Warehouse TRS, we will receive the income on the reference obligations (including gains on terminated reference obligations) and will pay Citibank an amount equal to LIBOR plus an agreed upon margin on the outstanding notional amount of the reference obligations and losses on terminated reference obligations.  During the three months ended June 30, 2011, we sold Citibank SSCL’s of $12.9 million which became reference obligations under the Warehouse TRS.  Under the terms of the Warehouse TRS, Citibank was not required to purchase these SSCLs and is not required to continue to hold these SSCLs or sell them to CIFC at any point in the future.

The maximum notional amount of reference obligations under the Warehouse TRS is $350.0 million, subject to certain conditions, including our continuing obligation to provide cash collateral in respect of the reference obligations.  As of June 30, 2011, we had $35.0 million of cash posted as collateral under the Warehouse TRS, which is included within restricted cash on our condensed consolidated balance sheets. In July 2011, we funded an additional $10.0 million in cash collateral. Under the terms of the Warehouse TRS, we are not required to post any additional cash collateral unless we increase the notional amount of the reference obligations under the Warehouse TRS or if the aggregate market value of the reference obligations were to fall below a specified threshold.  In the event we failed to post additional cash collateral, Citibank would have certain rights to unwind the Warehouse TRS.

Embedded Derivative

Our Convertible Notes contain a conversion feature with certain antidilution provisions that cause the conversion feature to be deemed an embedded derivative instrument. See Note 10 for additional discussion concerning our Convertible Notes and the Embedded Derivative.

Interest Rate Swaps

With respect to our Consolidated Investment Products segment, interest rate swaps may be entered into by a CLO to protect it from a mismatch between any fixed interest rates on its assets and the floating interest rates on its debt. No interest rate swaps held in our Consolidated Investment Products segment were initiated, terminated or matured during the six months ended June 30, 2011. The weighted average fixed rate payable on the interest rate swap in our Consolidated Investment Products segment as of June 30, 2011 was 5.96%.

Warrants

Our Principal Investing and Consolidated Investment Products segments hold warrants to purchase equity interests in companies with respect to which they are, or were, also a debt holder. These warrants were typically issued in connection with renegotiations and amendments of the loan agreements.

Unfunded Debt and Loan Commitments

Certain of our CIP CLOs have debt structures which include unfunded revolvers.  Unfunded debt commitments represent the estimated fair value of those unfunded revolving debt facilities.  Our Consolidated Investment Products segment also includes holdings of unfunded revolvers of loan facilities.  Unfunded loan commitments represent the estimated fair value of those unfunded revolvers of loan facilities.

8. NET GAIN (LOSS) ON INVESTMENTS, LOANS, DERIVATIVES AND LIABILITIES

The following table is a summary of the components of our net gain (loss) on investments, loans, derivatives and liabilities:

	For the three months ended June 30		For the six months ended June 30,
	2011	2010	2011	2010
	(In thousands)

Net gain (loss) on investments at fair value	$(48,011)	$(43,751)	$(2,007)	$29,281
Net gain (loss) on liabilities at fair value (1)	(95,216)	5,375	(186,424)	(88,047)
Net gain on loans	745	4,237	1,292	6,991
Net gain (loss) on derivatives	(2,198)	(3,213)	(913)	(3,879)
Net gain (loss) on investments, loans, derivatives and liabilities	$(144,680)	$(37,352)	$(188,052)	$(55,654)

(1)                                  Includes $53.8 million and $78.0 million of CIP CLO subordinated notes distributions for the three and six months ended June 30, 2011, respectively and $9.4 million and $15.0 million of CIP CLO subordinated notes distributions for the three and six months ended June 30, 2010, respectively.  In the fourth quarter of 2010, we changed the presentation of the CIP CLOs subordinated notes distributions from a direct reduction of appropriated retained earnings of Consolidated Investment Products within the condensed consolidated statements of stockholders’ equity to a loss within net gain (loss) on investments, loans, derivatives and liabilities on the condensed consolidated statements of operations and a corresponding increase in net loss attributable to noncontrolling interest and Consolidated Investment Products.  This correction had no impact on net income attributable to CIFC Corp.

9. REPURCHASE AGREEMENTS

Repurchase agreements are short-term borrowings from financial institutions that bear interest at rates that have historically moved in close relationship with one-month, two-month or three-month LIBOR. During the three months ended June 30, 2011, we sold all of the RMBS securities that represented collateral for our repurchase agreements and applied the proceeds to fully repay our repurchase agreement liabilities.

10. LONG-TERM DEBT

The following table summarizes our long-term debt as of June 30, 2011:

		Current
	Carrying	Weighted Average	Weighted Average
	Value	Borrowing Rate	Remaining Maturity
	(In thousands)		(In years)
Recourse:
March Junior Subordinated Notes	$95,000	1.00%	24.4
October Junior Subordinated Notes	25,000	3.77%	24.4
Convertible Notes (1)	17,115	8.00%	6.5
Total Recourse	137,115	2.38%	22.1
Non-Recourse:
DFR MM CLO (2)	147,973	1.20%	8.1
Consolidated Investment Products (3)	7,567,858	0.82%	8.7
Total Non-Recourse	7,715,831	0.83%	8.7
Total long-term debt	$7,852,946	0.85%	8.9

(1)                                  The Convertible Notes principal outstanding of $25.0 million is presented net of a $7.9 million discount, which includes $6.9 million originally allocated to the Embedded Derivative. The Convertible Notes currently pay interest at the 8.00% stated rate; however, including the discount, the effective rate of interest is 18.14%.

(2)                                  Excludes $19.0 million of DFR MM CLO debt that we own and eliminate upon consolidation. Had this debt been included the weighted-average borrowing rate would be 1.55% as of June 30, 2011.

(3)                                  Long-term debt of the CIP CLOs is recorded at fair value. Included in the carrying value is the fair value of the subordinated notes issued by the CIP CLOs. However, the subordinated notes do not have a stated interest rate and are therefore excluded from the calculation of the weighted average borrowing rate. The par value of the CIP CLOs long-term debt (including subordinated notes) was $8.5 billion as of June 30, 2011.

Recourse Debt

Recourse debt refers to debt where the lenders have recourse to our unencumbered assets to satisfy our obligations under such debt.

Junior Subordinated Notes

The $95.0 million in aggregate principal amount of junior subordinated notes issued in March 2010 (the “March Junior Subordinated Notes”) bear interest at an annual rate of 1% through April 30, 2015. Thereafter, the March Junior Subordinated Notes will bear interest at an annual rate of LIBOR plus 2.58% until maturity on October 30, 2035. The $25.0 million in aggregate principal amount of junior subordinated notes issued in October 2010 (the “October Junior Subordinated Notes”) bear interest at an annual rate of LIBOR plus 3.50% and mature on October 30, 2035. The indentures governing the March and October Junior Subordinated Notes contain certain customary restrictive covenants that do not include any financial covenants.

Convertible Notes

On June 9, 2010, in connection with the closing of the acquisition of CNCIM, we issued to Bounty Investments, LLC (together with its majority-owned subsidiary DFR Holdings, LLC, “Bounty”), for cash, $25.0 million in aggregate principal amount of our Convertible Notes, convertible into 4,132,231 shares of common stock (as such amount may be adjusted in certain events or increased in connection with the payment of interest-in-kind (“PIK Interest”)) at an initial conversion price of $6.05 per share, subject to adjustment. The Convertible Notes will mature on December 9, 2017. Interest is paid in cash at a per annum rate starting at 8%, increasing incrementally to 11% on June 9, 2014; provided, that we may, in our sole discretion and upon notice to the holders of the Convertible Notes, elect to pay up to 50% of the interest payment due to any holder of the Convertible Notes in PIK Interest, subject to certain conditions.  The agreement governing the Convertible Notes contains certain customary restrictive covenants that do not include any financial covenants.

We evaluated the terms and conditions of the conversion feature contained in the Convertible Notes and based on certain of the antidilution provisions, the conversion feature is deemed an embedded derivative instrument. These antidilution provisions prevent the conversion feature from qualifying as being indexed to our common stock. The Convertible Notes are recorded as two components: (i) the Embedded Derivative initially recorded on the closing date of the acquisition of CNCIM (“the CNCIM Closing Date”) as a $6.9 million derivative liability and, (ii) long-term debt initially recorded on the CNCIM Closing Date at $16.5 million. The total CNCIM Closing Date fair value of the two components was $23.4 million. The $1.6 million difference between the $25.0 million principal amount of the Convertible Notes and the $23.4 million CNCIM Closing Date total fair value associated with the Convertible Notes was treated as a reduction of purchase consideration in conjunction with the acquisition of CNCIM. We did not elect the fair value option for the long-term debt component of the Convertible Notes. The difference between the $16.5 million CNCIM Closing Date fair value of the component of the Convertible Notes recorded as long-term debt and the $25.0 million principal amount of the Convertible Notes will be accreted to earnings using the effective yield method of recognizing interest expense.  At each subsequent balance sheet date, the Embedded Derivative is marked to fair value, and the change in fair value is recorded in the consolidated statements of operations within net gain (loss) on investments, loans, derivatives and liabilities. As of June 30, 2011, the Embedded Derivative was valued at $9.9 million.

Non-Recourse Debt

Non-recourse debt refers to debt where the lenders have recourse only to specific assets pledged as collateral to the lenders.

DFR MM CLO

DFR MM CLO’s debt securities bear interest at rates that reset quarterly based on varying spreads to three-month LIBOR. The DFR MM CLO debt securities are due in 2019, but are subject to accelerated repayment if we exercise our conditional option to redeem the CLO and liquidate the assets. The carrying value of the assets held in DFR MM CLO, which are the only assets to which DFR MM CLO’s debt holders have recourse for repayment, was $207.3 million as of June 30, 2011. During the three and six months ended June 30, 2011, DFR MM CLO paid down $37.4 million and $57.7 million of its outstanding debt, respectively, as a result of certain structural provisions contained in its indenture.

Consolidated Investment Products

As a result of the Merger, we consolidated ten additional CIP CLOs which represented $3.9 billion in additional long-term debt as of June 30, 2011.  During the three and six months ended June 30, 2011, the CIP CLOs paid down $89.1 million and $110.5  million of their outstanding debt, respectively, and distributed $53.8 million and $78.0 million to the holders of their subordinated notes, respectively. The carrying value of the assets held in the CIP CLOs, which are the only assets to which the CIP CLO debt holders have recourse for repayment, was $8.4 billion as of June 30, 2011.

11. EQUITY

Stock Options

On June 15, 2011, our board of directors (the “Board”) granted non-qualified stock options to purchase 1,530,000 shares of our common stock to certain members of the senior management team with an exercise price of $7.25 per share. These grants are conditioned upon our stockholders’ approval of the CIFC Corp. 2011 Stock Option and Incentive Plan, which has been submitted to stockholders for approval at the annual meeting of stockholders to be held on September 15, 2011 (the “Annual Meeting”).  We believe the approval of the 2011 Stock Option and Incentive Plan at the Annual Meeting is likely given the significant concentration of the ownership of our common stock with two stockholders, each of which has indicated that it will approve the plan. The options have a ten year term, vest over a four year period and contain certain post-exercise holding period restrictions.  Compensation expense related to these options amounted to $39,000 for the three months ended June 30, 2011.

Performance Shares

Each of the restricted stock units (“Performance Shares “) outstanding represents the right to receive one share of our common stock upon vesting, subject to acceleration upon the occurrence of certain specified events. The number of Performance Shares may be adjusted, as determined by our Board, in connection with any stock dividends, stock splits, subdivisions or consolidations of shares (including reverse stock splits) or similar changes in our capitalization.

During the three months ended June 30, 2011, we granted 7,235 Performance Shares to each of the three independent directors of our Board as a component of their compensation.  These grants are fully vested, settle over three years and were based on the $6.22 price of our common stock on the grant date.  We recorded $135,000 in expense within other general and administrative expense on the condensed consolidated statements of operations during the three months ended June 30, 2011 related to these grants.  The remainder of the Performance Shares outstanding as of June 30, 2011 represent grants to the non-employee members of our Board during 2009 and 2010.

The following table summarizes our Performance Shares activity for the six months ended June 30, 2011:

Performance shares outstanding as of January 1, 2011	397,052
Granted	21,705
Settled (1)	(248,069)
Performance shares outstanding as of June 30, 2011	170,688

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

Appropriated Retained Earnings of Consolidated Investment Products

Appropriated retained earnings of Consolidated Investment Products initially represented the excess fair value of the CIP CLOs’ assets over the CIP CLOs’ liabilities at the date of the adoption of the amendments to ASC Topic 810.  This was increased for the excess fair value of the CIP CLOs’ assets over the CIP CLOs’ liabilities at the date of the CNCIM acquisition for the CNCIM CLOs and the Merger Closing Date for the CIFC CLOs of $186.0 million and $285.0 million, respectively. Appropriated retained earnings of Consolidated Investment Products is adjusted each period for the net income (loss) attributable to Consolidated Investment Products.

12. EARNINGS PER SHARE AND COMPREHENSIVE INCOME

The following table presents the calculation of basic and diluted earnings (loss) per share:

	For the three months ended June 30		For the six months ended June 30,
	2011	2010	2011	2010
	(In thousands, except per share data)		(In thousands, except per share data)

Net income (loss) attributable to CIFC Corp.	$(5,005)	$17,857	$(4,163)	$17,720

Weighted-average shares used in basic calculation	19,218	7,884	15,316	7,327
Dilutive effect of:
Warrants	—	60	—	34
Weighted-average shares used in diluted calculation	19,218	7,944	15,316	7,361

Earnings (loss) per share -
Basic	$(0.26)	$2.26	$(0.27)	$2.42
Diluted	$(0.26)	$2.25	$(0.27)	$2.41

For the three and six months ended June 30, 2011, the 4,132,231 Conversion Shares related to the Convertible Notes, the 1,530,000 of outstanding stock options and the 250,000 of outstanding warrants were excluded from the calculation of diluted earnings (loss) per share because their effect was anti-dilutive under the if-converted method for the Conversion Shares and treasury stock method for the stock options and warrants. For the three and six months ended June 30, 2010, the Conversion Shares related to the Convertible Notes were excluded from the calculation of diluted net income per share because their effect was anti-dilutive under the if-converted method.  For the three and six months ended June 30, 2010, the 250,000 of outstanding warrants were included in the calculation of diluted earnings per share because their effect was dilutive under the treasury stock method.

The following table presents the calculation of comprehensive income (loss):

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
	(In thousands		(In thousands

Net loss	$(98,644)	$(2,041)	$(114,549)	$(10,907)
Other comprehensive income (loss):
Foreign currency translation	—	(7)	20	(54)
Previously designated derivatives - amortization of net loss	—	7	—	31
Other comprehensive income (loss)	—	—	20	(23)
Comprehensive loss	(98,644)	(2,041)	(114,529)	(10,930)
Comprehensive loss attributable to noncontrolling interest and Consolidated Investment Products	93,639	19,898	110,386	28,627
Comprehensive income (loss), net, attributable to CIFC Corp.	$(5,005)	$17,857	$(4,143)	$17,697

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

We have recorded deferred income taxes as of June 30, 2011 in accordance with ASC Topic 740 —Income Taxes (“ASC Topic 740”). We record deferred tax assets and liabilities for the future tax consequences attributable to differences between the carrying amounts of assets and liabilities and their respective income tax bases. As required by ASC Topic 740, we evaluated the likelihood of realizing tax benefits in future periods, which requires the recognition of a valuation allowance to reduce any deferred tax assets to an amount that is more likely than not to be realized. Under ASC Topic 740, we are required to identify and consider all available evidence, both positive and negative, in determining whether it is more likely than not that all or some portion of the deferred tax assets will not be realized. As of June 30, 2011, our evaluation concluded that there was a need for a valuation allowance related to our ability to utilize net operating losses (“NOLs”) and net capital losses (“NCLs”) against income taxable in Illinois.  Legislation enacted in 2011 suspends the utilization of NOLs in Illinois until 2014 and, coupled with our expected apportionment of future taxable income, it is now more likely than not that the state tax benefit of the loss carryforwards will not be realized in Illinois.

Prior to the acquisition of CNCIM, we had substantial federal NOLs and NCLs which were available to offset future taxable income or capital gains. The June 2010 issuance of the shares of our common stock in connection with the acquisition of CNCIM, resulted in an ownership change as defined in Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Ownership Change”). As a result of the occurrence of the Ownership Change, our ability to use our NOLs, NCLs and certain recognized built-in losses to reduce our taxable income in future years is generally limited to an annual amount (the “Section 382 Limitation”) based primarily on a percentage of the fair market value of our common stock immediately prior to the Ownership Change, subject to certain adjustments. This annual amount is approximately $1.3 million. NOLs and NCLs that exceed the Section 382 Limitation in any year will continue to be allowed as carryforwards for the remainder of the carryforward period; however, if the carryforward period for any NOLs or NCLs expires before that loss is fully utilized, the unused portion will provide no future benefit. As of June 30, 2011, our combined federal NOL, NCL and built-in loss carryforwards without regard to the Merger were approximately $24.5 million and will begin to expire in 2028.

The Merger resulted in an Ownership Change of Legacy CIFC thereby resulting in a Section 382 Limitation on our ability to utilize the Legacy CIFC NOLs to reduce taxable income.  On the Closing Date Legacy CIFC had NOLs of approximately $16.5 million.  The Section 382 Limitation with respect to the Legacy CIFC NOLs only affects the annual amount and not the aggregate amount.  This annual amount is approximately $8.9 million.

For periods prior to our Ownership Change, the utilization of NOLs and NCLs resulted in no provision for federal or state income taxes. Because of our Ownership Change and Section 382 Limitation, we can no longer offset all of our taxable income with our NOLs and NCLs; therefore, we will be required to pay current federal and state taxes on our net taxable income.

The components of income tax expense (benefit) for 2011 were as follows (2010 data not presented as de minimus):

	For the three months ended	For the six months ended
	June 30, 2011
	(In thousands)
Current:
Federal	$(969)	$(420)
State and local	812	1,007
Total current expense (benefit)	(157)	587

Deferred:
Federal	$(4,475)	$(1,802)
State and local	1,016	78
Total deferred expense (benefit)	(3,459)	(1,724)

Total income tax expense (benefit)	$(3,616)	$(1,137)

Deferred income tax expense (benefit) includes a charge for the establishment of an $11.4 million valuation allowance for our Illinois loss carryforwards.  Deferred income tax expense (benefit) also includes the net benefit from the remeasurement of our net deferred tax assets due to the 2011 increase in the Illinois statutory tax rate and the statutory income tax rates applicable in New York City and New York State.

The table below details the significant components of our deferred tax asset and deferred tax liability:

As of June 30, 2011
(In thousands)
Deferred tax assets:
Impairment of intangible assets and goodwill	$42,992
State net operating loss carryforwards	15,376
Federal net operating loss carryforwards	13,724
Contingent liabilities	7,937
Provision for loan losses	7,934
Deferred subordinated management fees	3,541
Other	11,531
Gross deferred tax asset	103,035
Less: Valuation allowance	(11,419)
Deferred tax asset	91,616

Deferred tax liabilities:
Purchased intangibles	20,305
Other	5,988
Deferred tax liability	26,293

Net deferred tax asset	$65,323

14.                               RELATED PARTY TRANSACTIONS

Bounty is considered a related party as a result of our issuance of 4,545,455 shares of our common stock to Bounty as part of the consideration for the acquisition of CNCIM. As such, the accrual and payment of interest on the Convertible Notes and on the deferred purchase payments are considered related party transactions. See Note 10 for disclosure concerning the Convertible Notes. Fees paid to members of our Board prior to the Merger who are representatives of Bounty totaled $7,300 and $46,000 for the three and six months ended June 30, 2011. In addition, affiliates of Bounty previously held investments in all four of the CNCIM CLOs and as of June 30, 2011, held investments in two of the CNCIM CLOs.  We also have a management agreement in place with Bounty to provide certain administrative and support services to Bounty.  We recorded $17,000 within receivables on the condensed consolidated balance sheets as of June 30, 2011 and $17,000 within investment advisory fees in the condensed consolidated statements of operations for the three and six months ended June 30, 2011 related to this management agreement.

CIFC Parent is considered a related party as a result of our issuance of 9,090,909 shares of our common stock to CIFC Parent as part of the consideration for the Merger. As such, the accrual and payment of the deferred purchase payments (including those classified as contingent liabilities) are considered related party transactions.  In addition, CIFC Parent either directly or indirectly holds investments in nine CLOs we manage, seven of which we consolidate into our Consolidated Investment Products segment as of June 30, 2011. We also have a management agreement in place with CIFC Parent to provide certain administrative and support services to CIFC Parent.  We recorded $40,000 within receivables on the condensed consolidated balance sheets as of June 30, 2011 and $40,000 within investment advisory fees in the condensed consolidated statements of operations for the three and six months ended June 30, 2011 related to this management agreement.

15.                               RESTRUCTURING & IMPAIRMENT CHARGES

Following completion of the Merger, we began executing a plan to realize the expected economies of scale of the combined company through a reduction of the workforce. In addition, several revenue producing activities that were viewed as non-core to our business were wound down, and the employment of the individuals involved in such activities was terminated.  Restructuring activities are expected to continue through the second quarter of 2012, primarily with respect to adjustments to staffing levels and office space needs.  For the three months ended June 30, 2011, restructuring charges, including severance and related termination benefits, aggregating $3.3 million were included in the condensed consolidated statements of operations.  As of June 30, 2011, $3.3 million was included in accrued and other liabilities on the condensed consolidated balance sheet related to restructuring charges not yet paid.  All restructuring charges were related to our Investment Management segment.

During the three months ended June 30, 2011, we determined we would no longer utilize the “Deerfield Capital Management” trade name to launch new investment products.  As a result, we recorded a $1.1 million impairment charge within impairment of intangible assets on the condensed consolidated statements of operations related to the “Deerfield Capital Management” trade name.  We do not believe this represents an indication of goodwill impairment as our operations have not been impacted by the factors which caused the impairment of the trade name.

16.                               SEGMENT REPORTING

Our business consists of three reportable segments: Investment Management, Principal Investing and Consolidated Investment Products. We evaluate the performance of our Investment Management and Principal Investing segments (“CIFC Operations”) based on segment results, expenses and revenues. We separately evaluate our Consolidated Investment Products segment based on its results, expenses and revenues, as our Consolidated Investment Products segment consists exclusively of the CIP CLOs. The results for all segments also include direct and allocated expenses and revenues.

As a result of the Merger and a shift to focus on our core investment management operations, management is re-evaluating our reportable segments and future periods may reflect a change in these reportable segments.

The following summarizes the financial information concerning our reportable segments (as described in Note 1):

	For the three months ended June 30, 2011
	CIFC Operations
				Consolidated
	Investment Management (1)	Principal Investing (1)	Total CIFC Operations	Investment Products	Eliminations		Consolidated CIFC Corp.
	(In thousands)
Interest income	$6	$5,075	$5,081	$77,115	$(95)	(2)	$82,101
Interest expense	132	2,084	2,216	15,599	(39)	(2)	17,776
Net interest income (expense)	(126)	2,991	2,865	61,516	(56)		64,325
Provision for loan losses	—	5,231	5,231	—	—		5,231
Net interest income (expense) after provision for loan losses	(126)	(2,240)	(2,366)	61,516	(56)		59,094
Investment advisory fees	11,030	—	11,030	—	(8,045)	(3)	2,985
Total net revenues	$10,904	$(2,240)	$8,664	$61,516	$(8,101)		$62,079
Depreciation and amortization	$4,814	$—	$4,814	$—	$—		$4,814
Income tax expense (benefit)	$(7,873)	$4,257	$(3,616)	$—	$—		$(3,616)
Net income (loss)	$106	$(5,111)	$(5,005)	$(93,639)	$—		$(98,644)

	For the three months ended June 30, 2010
	CIFC Operations
				Consolidated
	Investment Management (1)	Principal Investing (1)	Total CIFC Operations	Investment Products	Eliminations		Consolidated CIFC Corp.
	(In thousands)
Interest income	$208	$8,817	$9,025	$28,423	$(265)	(2)	$37,183
Interest expense	1,025	1,595	2,620	5,917	(265)	(2)	8,272
Net interest income (expense)	(817)	7,222	6,405	22,506	—		28,911
Provision for loan losses	—	291	291	—	—		291
Net interest income (expense) after provision for loan losses	(817)	6,931	6,114	22,506	—		28,620
Investment advisory fees	7,045	—	7,045	—	(3,263)	(3)	3,782
Total net revenues	$6,228	$6,931	$13,159	$22,506	$(3,263)		$32,402
Depreciation and amortization	$3,025	$—	$3,025	$—	$—		$3,025
Income tax expense	$2	$—	$2	$—	$—		$2
Net income (loss)	$14,624	$3,075	$17,699	$(19,740)	$—		$(2,041)

	For the six months ended June 30, 2011
	CIFC Operations
				Consolidated
	Investment Management (1)	Principal Investing (1)	Total CIFC Operations	Investment Products	Eliminations		Consolidated CIFC Corp.
	(In thousands)
Interest income	$7	$11,639	$11,646	$122,034	$(184)	(2)	$133,496
Interest expense	217	4,275	4,492	23,959	(73)	(2)	28,378
Net interest income (expense)	(210)	7,364	7,154	98,075	(111)		105,118
Provision for loan losses	—	7,864	7,864	—	—		7,864
Net interest income (expense) after provision for loan losses	(210)	(500)	(710)	98,075	(111)		97,254
Investment advisory fees	17,851	—	17,851	—	(12,838)	(3)	5,013
Total net revenues	$17,641	$(500)	$17,141	$98,075	$(12,949)		$102,267
Depreciation and amortization	$6,665	$—	$6,665	$—	$—		$6,665
Income tax expense (benefit)	$(7,368)	$6,231	$(1,137)	$—	$—		$(1,137)
Net income (loss)	$(28)	$(4,135)	$(4,163)	$(110,386)	$—		$(114,549)

	As of June 30, 2011
	(In thousands)
Identifiable assets	$225,431	$278,599	$504,030	$8,354,410	$(12,081)	(4)	$8,846,359

	For the six months ended June 30, 2010
	CIFC Operations
				Consolidated
	Investment Management (1)	Principal Investing (1)	Total CIFC Operations	Investment Products	Eliminations		Consolidated CIFC Corp.
	(In thousands)
Interest income	$214	$16,086	$16,300	$52,709	$(324)	(2)	$68,685
Interest expense	2,238	3,380	5,618	10,672	(324)	(2)	15,966
Net interest income (expense)	(2,024)	12,706	10,682	42,037	—		52,719
Provision for loan losses	—	4,477	4,477	—	—		4,477
Net interest income (expense) after provision for loan losses	(2,024)	8,229	6,205	42,037	—		48,242
Investment advisory fees	13,547	—	13,547	—	(6,869)	(3)	6,678
Total net revenues	$11,523	$8,229	$19,752	$42,037	$(6,869)		$54,920
Depreciation and amortization	$8,763	$—	$8,763	$—	$—		$8,763
Income tax expense	$2	$—	$2	$—	$—		$2
Net income (loss)	$11,176	$7,067	$18,243	$(29,150)	$—		$(10,907)

	As of December 31, 2010
	(In thousands)
Identifiable assets	$93,862	$631,424	$725,286	$4,178,093	$(10,557)	(4)	$4,892,822

(1)                                Excludes intercompany investment advisory fee revenues of our Investment Management segment and corresponding intercompany management fee expense of our Principal Investing segment related to the management agreement between the two segments of $0.5 million and $1.1 million for the three and six months ended June 30, 2011, respectively, and $0.6 million and $1.3 million for the three and six months ended June 30, 2010, respectively.

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

Our Principal Investing segment’s results of operations include the financial results of DFR MM CLO for the three and six months ended June 30, 2011 and the financial results of both DFR MM CLO and DPLC for the three and six months ended June 30, 2010.

17. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

In the ordinary course of business, we may be subject to legal and regulatory proceedings that are generally incidental to our ongoing operations. While there can be no assurance of the ultimate disposition of such proceedings, we do not believe their disposition will have a material adverse effect on our consolidated financial statements

18. SUBSEQUENT EVENTS

In connection with the preparation of the condensed consolidated financial statements in accordance with ASC Topic 855—Subsequent Events, we evaluated subsequent events after the balance sheet date of June 30, 2011. There have been no significant subsequent events since June 30, 2011 that require adjustment to or additional disclosure in these condensed consolidated financial statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion together with our condensed consolidated financial statements and notes thereto included in Part I—Item 1. Financial Statements of this Quarterly Report on Form 10-Q (the “Quarterly Report”).  The statements in this discussion regarding the industry outlook and our expectations regarding the future performance of our business and the other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in Special Note Regarding Forward-Looking Statements and Part I—Item 1A. Risk Factors in our 2010 Annual Report on Form 10-K. Unless otherwise noted or the context otherwise requires, we refer to CIFC Corp. (formerly known as CIFC Deerfield Corp. and previously as Deerfield Capital Corp.) as “CIFC,” to CIFC and its subsidiaries as “we,” “us,” “our,” “our company” or the “Company,” to CIFC Asset Management LLC, one of our wholly-owned subsidiaries, as “CIFCAM,” to Deerfield Capital Management LLC, one of our indirect wholly-owned subsidiaries, as “DCM,” to CypressTree Investment Management, LLC, one of our indirect wholly-owned subsidiaries, as “CypressTree” and to Columbus Nova Credit Investments Management, LLC, one of our indirect wholly-owned subsidiaries, as “CNCIM.”

Business Overview

We are a Delaware corporation with three business segments: Investment Management, Principal Investing and Consolidated Investment Products. Our Investment Management segment manages approximately $14.7 billion of client assets as of June 30, 2011, including collateralized loan obligations (“CLOs”), which have senior secured corporate loans (“SSCLs”) as the primary investments. Our Investment Management segment earns investment advisory fees for managing investment accounts, principally the CLOs and also collateralized debt obligations (“CDOs”), which primarily invest in corporate debt and asset-backed securities (“ABS”), and other investment vehicles. We are required to consolidate the assets and liabilities of certain CLOs and CDOs we manage and they constitute our Consolidated Investment Products segment. In addition, through our Principal Investing segment, we manage our own fixed income investments which totaled $187.0 million as of June 30, 2011.  These fixed income investments currently include SSCLs and other corporate debt and formerly included residential mortgage-backed securities (“RMBS”).  On April 13, 2011, we completed our previously announced merger with Commercial Industrial Finance Corp. (“Legacy CIFC”). See Merger with Legacy CIFC below for a description of the merger.

As a result of the merger with Legacy CIFC (the “Merger”) and a shift to focus on our core investment management operations, management is re-evaluating our reportable segments and key metrics to measure performance. Future periods may accordingly reflect a change in these reportable segments.

The Merger made CIFC one of the largest SSCL management firms globally. The Legacy CIFC CLO fund family has market-leading performance in the U.S. managed CLO segment. On June 30, 2011 as compared to March 31, 2011, CLO AUM doubled from $5.4 billion to $11.2 billion.

The Merger has also provided significant opportunities to achieve cost synergies, as well as benefits from greater scale and a better market position. While merger synergies are difficult to demonstrate in the early stages, efforts commenced immediately upon the completion of the Merger to evaluate and implement an efficient cost structure, and we continue to implement the careful transition of essential activities including the centralizing of most operating activities in our New York office. During this transition period, which will likely extend to the second quarter of 2012, we expect to incur significant expenses as duplicative investment management, operations, finance and other key functions are transitioned. In addition, certain restructuring charges, primarily in connection with the Merger, as further described in this Quarterly Report, have and will be incurred, including with respect to redundant office lease obligations.

Following the Merger, we have focused on our core business as a corporate credit asset manager and made the decision to exit proprietary trading and investing activities, which constituted our Principal Investing segment. Accordingly, we liquidated our RMBS portfolio during the quarter. We are evaluating the remaining investments, including the DFR Middle Market CLO Ltd. (“DFR MM CLO”), for potential disposition. We have begun accumulating SSCL exposures within a total return swap warehouse and expect to launch new SSCL based products in the future (see Other Sources and Uses of Funds - Total Return Swap for Planned New CLO). We believe that one immediate benefit from the Merger is larger allocations of new issue SSCLs than what the pre-Merger companies received separately. We do not expect to launch new ABS CDOs, and managing ABS CDOs is not expected to be one of our core activities going forward.

Investment Management Segment

Our Investment Management segment manages investment accounts for various types of client funds.  These clients include CLOs, CDOs and other investment vehicles. These accounts are collective investment vehicles that pool the capital contributions of multiple investors, which are typically institutional investors. We specialize in managing corporate credit investments, including SSCLs and other corporate debt.

Our primary source of revenue from our Investment Management segment is the investment advisory fees paid by our clients. These fees typically consist of management fees based on the amount of clients’ assets and, in certain cases, incentive fees based on the returns generated for certain investors.

Principal Investing Segment

Our Principal Investing segment manages our own fixed income investments, which include SSCLs and other corporate debt, primarily through DFR MM CLO, a CLO we consolidate within this segment because we own all of its subordinated notes.  The Principal Investing segment also included significant investments in RMBS until we made the decision to liquidate the portfolio during the second quarter of 2011.

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

As mentioned above, management decided during the second quarter to liquidate our RMBS portfolio to move away from proprietary investing and trading activities and focus on our core business as a corporate credit asset manager.  In addition, management is currently exploring the possibility of liquidating the DFR MM CLO given the non-strategic nature of the investment.  If the decision were made to liquidate the DFR MM CLO portfolio, the loans within the portfolio would be reclassified to held for sale and would then be carried at the lower of cost or market.  Utilizing June 30, 2011 fair values, this reclassification would result in a reduction of the DFR MM CLO held for investment loan portfolio to approximately $158.7 million and a charge to the provision for loan losses of approximately $11.8 million. The proceeds received from the liquidation of RMBS, coupled with the potential proceeds from a liquidation of the DFR MM CLO would allow management to redeploy the capital primarily to strategic opportunities that are aligned with the core investment management business.

Consolidated Investment Products Segment

Our Consolidated Investment Products segment consists of 21 CLOs (including one CDO, the “CIP CLOs”) managed by our Investment Management segment which we are required to consolidate because they are variable interest entities (“VIEs”) with respect to which we are deemed to be the primary beneficiary. We were required to consolidate the CIP CLOs pursuant to the amendments to the consolidation guidance in the Financial Accounting Standards Board Accounting Standards Codification Topic 810—Consolidation (“ASC Topic 810”), as amended by Accounting Standards Update 2009-17, which became effective January 1, 2010. The assets of the CIP CLOs are held solely as collateral to satisfy the obligations of the CIP CLOs. We have no right to the benefits from, nor do we bear the risks associated with, the assets held by the CIP CLOs, beyond our minimal direct investments and beneficial interests in, and management fees generated from, the CIP CLOs. If CIFC were to liquidate, the assets of the CIP CLOs would not be available to our general creditors, and as a result, we do not consider them our assets. Additionally, the investors in the CIP CLOs have no recourse to the general credit of CIFC for the debt issued by the CIP CLOs. Therefore, this debt is not our obligation.  See Notes 2, 4, 5, 7, 10, 11 and 16 to the condensed consolidated financial statements for disclosures related to our Consolidated Investment Products segment.

Merger with Legacy CIFC

On April 13, 2011 (the “Merger Closing Date”), we completed our previously announced Merger with Legacy CIFC. As a result of the Merger, Legacy CIFC became a wholly-owned subsidiary of CIFC. In conjunction with the Merger, Legacy CIFC became CIFCAM. The consideration for the Merger paid or payable to CIFC Parent Holdings, LLC (“CIFC Parent”), the sole stockholder of Legacy CIFC, consisted of (i) 9,090,909 shares of our common stock (the “Stock Consideration”), (ii) $7.5 million in cash, payable in three equal installments of $2.5 million (subject to certain adjustments), the first of which was paid on the Merger Closing Date and the remaining of which are payable on the first and second anniversaries of the Merger Closing Date, (iii) $4.2 million in cash (subject to certain adjustments) as consideration for the cash balance at Legacy CIFC on the Merger Closing Date, (iv) out-of pocket costs and expenses incurred by Legacy CIFC and CIFC Parent in connection with the Merger of approximately $2.9 million, (v) the first $15.0 million of incentive fees received by the combined company from certain CLOs currently managed by

CIFCAM and (vi) 50% of any incentive fees in excess of $15.0 million in the aggregate received by the combined company over the next ten years from certain CLOs currently managed by CFICAM and (vii) payments relating to the present value of any such incentive fees from certain CLOs currently managed by CFICAM that remain payable to the combined company after the tenth anniversary of the Merger Closing Date.  The Merger is reflected in our condensed consolidated financial statements as of June 30, 2011, and for the period from the Closing Date to June 30, 2011. See Note 3 to the condensed consolidated financial statements for disclosures related to the Merger.

As a result of the Merger, on the Closing Date we changed our name to CIFC Deerfield Corp. and moved our principal executive offices and corporate headquarters from 6250 North River Road, 12th Floor, Rosemont, Illinois 60018 to 250 Park Avenue, 5th Floor, New York, NY 10177. In addition, the state of incorporation of CIFC Deerfield Corp. was changed from Maryland to Delaware. On July 19, 2011, we changed our name to CIFC Corp.

Collateralized Loan Obligations (CLOs)

The term CLO (which for purposes of the discussion in this section also includes the term CDO) generally refers to a special purpose vehicle that owns a portfolio of investments and issues various tranches of debt and subordinated note securities to finance the purchase of those investments. The investments purchased by the CLO are governed by extensive investment guidelines, including limits on the CLO’s exposure to any single industry or issuer and limits on the ratings of the CLO’s assets. Most CLOs have a defined investment period during which they are allowed to make investments or reinvest capital as it becomes available.

CLOs typically issue multiple tranches of debt and subordinated note securities with varying ratings and levels of subordination to finance the purchase of investments. These securities receive interest and principal payments from the CLO in accordance with an agreed upon priority of payments, commonly referred to as the “waterfall.” The most senior notes, generally rated AAA/Aaa, commonly represent the majority of the total liabilities of the CLO. This tranche of notes is issued at a specified spread over LIBOR and normally has the first claim on the earnings on the CLO’s investments after payment of certain fees and expenses. The mezzanine tranches of rated notes generally have ratings ranging from AA/Aa to BB/Ba and also are usually issued at a specified spread over LIBOR with higher spreads paid on the tranches with lower ratings. Each tranche is typically only entitled to a share of the earnings on the CLOs’ investments if the required interest and principal payments have been made on the more senior tranches. The most junior tranche can take the form of either subordinated notes or preference shares and is referred to as the CLO’s “subordinated notes.” The subordinated notes generally do not have a stated coupon but are entitled to residual cash flows from the CLOs’ investments after all of the other tranches of notes and certain other fees and expenses are paid.  The majority of the subordinated notes of the CLOs we manage are owned by third parties. We own all of the subordinated notes of DFR MM CLO and a significantly smaller portion of the subordinated notes of certain of the other CLOs we manage.  Our two principal stockholders own, either directly or indirectly, subordinated notes in eleven of the CIP CLOs and two CLOs which we manage but do not consolidate.

CLOs generally appoint a collateral manager to manage their investments. In exchange for their services, CLO managers typically receive three types of fees: senior management fees, subordinated management fees and incentive fees. CLOs also generally appoint a trustee and collateral administrator, who is responsible for holding the CLOs’ investments, collecting investment income and distributing that income in accordance with the waterfall.

Market and Economic Conditions

Overall market conditions during the second quarter of 2011 had a favorable impact on our business, notwithstanding the slowdown in the rate of economic growth in the U.S. compared to prior quarters. The SSCL default rate continued to improve with only one SSCL default in the quarter and the last twelve month’s default rate decelerating to 1.01%, which is the lowest level reported since early 2008. This continuing improvement was reflected in the condition of the CLOs we manage.

The new issue market for SSCLs substantially improved as the net supply of SSCLs grew instead of continuing to decline, reversing a recent trend. This reflected an increase in merger and acquisition activity financed with SSCLs, and a reduction in the amount of SSCLs refinanced by high yield bonds, among other factors. These factors, combined with the reduced inflows into retail SSCL funds, produced a supply/demand balance more favorable to investors. Management’s belief is that SSCL terms and conditions, especially yields, will be attractive for a multi-year period and that continued improvement in SSCL terms, conditions and yields will have a positive impact on the growth of our business. This reflects, in part, structural market changes, including the de-capitalization of the regulated and shadow banking systems (the extent and ramifications of which continue to unfold), as well as various technical factors affecting the SSCL market.

Significantly, conditions for the issuance of new CLOs improved in the second quarter of 2011, and eight new CLOs were issued in the marketplace totaling $4 billion, which constitutes more than double the prior quarter issuance. The capital markets have since destabilized due to political and fiscal problems in the U.S. and the European Union. These global issues have decreased confidence and increased volatility across the financial markets.  We expect that these developments may adversely affect the issuance of new CLOs in the near term.

Lastly, the consolidation of CLO managers continued during the second quarter of 2011. The number of U.S. CLO managers has declined significantly since 2009.

Our Strategy

We believe consummation of the Merger has substantially improved our market position, scale, financial condition, and opportunities for growth as well as the potential for cost efficiencies. We are focused on diversifying into additional investment product formats based on our core competency, corporate credit, which we expect to consist primarily of SSCLs. In addition to our ongoing direct efforts to place such products with institutional investors, discussions are underway with several placement agents to assist in the distribution of these products. For the foreseeable future, we expect our investor development and product distribution efforts to use a combination of internal capabilities and third party placement agents. As noted previously, we expect new CLOs to be an ongoing core business. We also expect that longer term, while the amount of fees and associated AUM should expand, that such fees and AUM will represent a lower percentage of our aggregate management fees and total AUM as we develop additional investment products. With respect to the potential redeployment of capital relating to our exit from non core activities, we expect to primarily use redeployed capital for new investments generating management fee revenues, including co-investments in future issuance of CLOs we manage. We may also invest in acquisitions, including of other asset managers, which may provide additional scale and the potential for margin-enhancing cost synergies, as well as for other corporate purposes. Our criteria for capital and business investing is focused on expanding and diversifying recurring management fee revenues centered on our core competency as a corporate credit asset manager.

Changes in Financial Condition

The Merger had a significant impact on our financial condition. As a result of the Merger, we acquired assets of $118.0 million, primarily consisting of identifiable intangible assets and goodwill.  We also assumed liabilities of $28.2 million, primarily consisting of contingent liabilities assumed related to Legacy CIFC’s prior acquisition of CypressTree.  In conjunction with the Merger we issued 9.1 million shares of our common stock having a Merger Closing Date fair value of $55.9 million.  In addition, the Merger includes fixed and contingent deferred payments having a combined Merger Closing Date fair value of $24.4 million. As a result of the Merger, we consolidated ten additional CLOs (the “CIFC CLOs”) into the Consolidated Investment Products segment.  The CIFC CLOs include six CLOs managed by CIFCAM and four CLOs managed its wholly-owned subsidiary, CypressTree. As of June 30, 2011, we consolidated assets of $4.3 billion and non-recourse liabilities of $4.1 billion related to the CIFC CLOs.

Other than the impacts of the Merger, during the six months ended June 30, 2011, the most significant change in our financial condition was the liquidation of the RMBS portfolio and the extinguishment of the related repurchase agreement debt used to finance our investments in RMBS.  Exiting this investment strategy reduced investments at fair value and short-term debt by $263.2 million and $246.9 million, respectively, since the beginning of the year.  In addition, DFR MM CLO’s reinvestment period terminated in July 2010 and following the termination, proceeds received from prepayments and sales of loans held in DFR MM CLO can no longer be reinvested and are instead used to reduce the principal balance of DFR MM CLO’s outstanding debt. As a result, during the six months ended June 30, 2011, DFR MM CLO’s loan portfolio decreased by $66.0 million and the principal balance of DFR MM CLO’s outstanding debt was reduced by $57.7 million. We expect continued declines in DFR MM CLO’s assets and liabilities due to continued prepayments of assets held in DFR MM CLO and related reductions of the principal balance of DFR MM CLO’s outstanding debt.

Results of Operations

When we analyze our financial results, we focus on the combined results of our Investment Management and Principal Investing segments and refer to these results as the results of “CIFC Operations.” While we are required to include our Consolidated Investment Products segment in our consolidated GAAP results, this segment does not have any economic impact on our operations beyond the investment advisory fees we earn on the CIP CLOs and the gains (losses) on our minimal direct investments in the CIP CLOs, which are eliminated upon consolidation.

The following tables present the consolidation of our Investment Management and Principal Investing segments into CIFC Operations and the consolidation of CIFC Operations and our Consolidated Investment Products segment into our consolidated statements of operations.

CIFC CORP. AND ITS SUBSIDIARIES

SEGMENT CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended June 30, 2011
	CIFC Operations
				Consolidated
	Investment	Principal	Total	Investment
	Management	Investing	CIFC	Products		Consolidated
	Segment (1)	Segment (1) (2)	Operations	Segment	Eliminations	CIFC Corp.
	(In thousands)
Revenues
Interest income	$6	$5,075	$5,081	$77,115	$(95)	$82,101
Interest expense	132	2,084	2,216	15,599	(39)	17,776
Net interest income (expense)	(126)	2,991	2,865	61,516	(56)	64,325
Provision for loan losses	—	5,231	5,231	—	—	5,231
Net interest income (expense) after provision for loan losses	(126)	(2,240)	(2,366)	61,516	(56)	59,094
Investment advisory fees	11,030	—	11,030	—	(8,045)	2,985
Total net revenues	10,904	(2,240)	8,664	61,516	(8,101)	62,079

Total expenses	16,408	1,273	17,681	10,011	(8,045)	19,647
Net other income (expense) and gain (loss)	(2,263)	2,659	396	(145,144)	56	(144,692)
Income (loss) before income tax expense (benefit)	(7,767)	(854)	(8,621)	(93,639)	—	(102,260)
Income tax expense (benefit)	(7,873)	4,257	(3,616)	—	—	(3,616)

Net income (loss)	106	(5,111)	(5,005)	(93,639)	—	(98,644)
Net loss attributable to Consolidated Investment Products	—	—	—	93,639	—	93,639
Net income (loss) attributable to CIFC Corp.	$106	$(5,111)	$(5,005)	$—	$—	$(5,005)

	Three months ended June 30, 2010
	CIFC Operations
				Consolidated
	Investment	Principal	Total	Investment
	Management	Investing	CIFC	Products		Consolidated
	Segment (1)	Segment (1) (2)	Operations	Segment	Eliminations	CIFC Corp.
	(In thousands)
Revenues
Interest income	$208	$8,817	$9,025	$28,423	$(265)	$37,183
Interest expense	1,025	1,595	2,620	5,917	(265)	8,272
Net interest income (expense)	(817)	7,222	6,405	22,506	—	28,911
Provision for loan losses	—	291	291	—	—	291
Net interest income (expense) after provision for loan losses	(817)	6,931	6,114	22,506	—	28,620
Investment advisory fees	7,045	—	7,045	—	(3,263)	3,782
Total net revenues	6,228	6,931	13,159	22,506	(3,263)	32,402

Total expenses	7,259	3,197	10,456	3,836	(3,263)	11,029
Net other income (expense) and gain (loss)	15,657	(659)	14,998	(38,410)	—	(23,412)
Income (loss) before income tax expense	14,626	3,075	17,701	(19,740)	—	(2,039)
Income tax expense	2	—	2	—	—	2

Net income (loss)	14,624	3,075	17,699	(19,740)	—	(2,041)
Net loss attributable to Consolidated Investment Products	—	158	158	19,740	—	19,898
Net income (loss) attributable to CIFC Corp.	$14,624	$3,233	$17,857	$—	$—	$17,857

CIFC CORP. AND ITS SUBSIDIARIES

SEGMENT CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Six months ended June 30, 2011
	CIFC Operations			Consolidated
	Investment	Principal	Total	Investment
	Management	Investing	CIFC	Products		Consolidated
	Segment (1)	Segment (1) (2)	Operations	Segment	Eliminations	CIFC Corp.
	(In thousands)
Revenues
Interest income	$7	$11,639	$11,646	$122,034	$(184)	$133,496
Interest expense	217	4,275	4,492	23,959	(73)	28,378
Net interest income (expense)	(210)	7,364	7,154	98,075	(111)	105,118
Provision for loan losses	—	7,864	7,864	—	—	7,864
Net interest income (expense) after provision for loan losses	(210)	(500)	(710)	98,075	(111)	97,254
Investment advisory fees	17,851	—	17,851	—	(12,838)	5,013
Total net revenues	17,641	(500)	17,141	98,075	(12,949)	102,267

Total expenses	23,120	2,616	25,736	15,617	(12,838)	28,515
Net other income (expense) and gain (loss)	(1,917)	5,212	3,295	(192,844)	111	(189,438)
Income (loss) before income tax expense (benefit)	(7,396)	2,096	(5,300)	(110,386)	—	(115,686)
Income tax expense (benefit)	(7,368)	6,231	(1,137)	—	—	(1,137)

Net income (loss)	(28)	(4,135)	(4,163)	(110,386)	—	(114,549)
Net loss attributable to Consolidated Investment Products	—	—	—	110,386	—	110,386
Net income (loss) attributable to CIFC Corp.	$(28)	$(4,135)	$(4,163)	$—	$—	$(4,163)

	Six months ended June 30, 2010
	CIFC Operations			Consolidated
	Investment	Principal	Total	Investment
	Management	Investing	CIFC	Products		Consolidated
	Segment (1)	Segment (1) (2)	Operations	Segment	Eliminations	CIFC Corp.
	(In thousands)
Revenues
Interest income	$214	$16,086	$16,300	$52,709	$(324)	$68,685
Interest expense	2,238	3,380	5,618	10,672	(324)	15,966
Net interest income (expense)	(2,024)	12,706	10,682	42,037	—	52,719
Provision for loan losses	—	4,477	4,477	—	—	4,477
Net interest income (expense) after provision for loan losses	(2,024)	8,229	6,205	42,037	—	48,242
Investment advisory fees	13,547	—	13,547	—	(6,869)	6,678
Total net revenues	11,523	8,229	19,752	42,037	(6,869)	54,920

Total expenses	17,119	5,380	22,499	8,063	(6,869)	23,693
Net other income (expense) and gain (loss)	16,774	4,218	20,992	(63,124)	—	(42,132)
Income (loss) before income tax expense	11,178	7,067	18,245	(29,150)	—	(10,905)
Income tax expense	2	—	2	—	—	2

Net income (loss)	11,176	7,067	18,243	(29,150)	—	(10,907)
Net loss attributable to Consolidated Investment Products	—	(523)	(523)	29,150	—	28,627
Net income (loss) attributable to CIFC Corp.	$11,176	$6,544	$17,720	$—	$—	$17,720

(1)                                  Excludes intercompany investment advisory fee revenues of our Investment Management segment and corresponding intercompany management fee expense of our Principal Investing segment related to the management agreement between the two segments of $0.5 million and $1.1  million for the three and six months ended June 30, 2011, respectively and $0.6 million and $1.3 million for the three and six months ended June 30, 2010, respectively.

(2)                                  Our Principal Investing segment results of operations include the financial results of DFR MM CLO for the three and six months ended June 30, 2011 and the financial results of both DFR MM CLO and Deerfield Pegasus Loan Capital LP (“DPLC”) for the three and six months ended June 30, 2010.

On a consolidated basis, net loss attributable to CIFC Corp. was $5.0 million, or $0.26 of diluted net loss per share, for the three months ended June 30, 2011 compared to net income attributable to CIFC Corp. of $17.9 million, or $2.25 of diluted net income per share, for the three months ended June 30, 2010.  Net loss attributable to CIFC Corp. was $4.2 million, or $0.27 of diluted net loss per share, for the six months ended June 30, 2011 compared to net income attributable to CIFC Corp. of $17.7 million, or $2.41 of diluted net income per share, for the six months ended June 30, 2010.

Net revenues from CIFC Operations decreased by $4.5 million and $2.6 million for the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010. The decreases are primarily the result of increases in the provision for loan losses relating to the consolidated DFR MM CLO of $4.9 million and $3.4 million, respectively, and decreases in net interest income of $3.5 million during both periods, partially offset by increases in investment advisory fees of $4.0 million and $4.3 million, respectively.

The increases in investment advisory fee revenue from CIFC Operations during the three and six months ended June 30, 2011, as compared to the prior year periods, is primarily due to the Merger and inclusion of the investment advisory fees from CIFCAM and CypressTree for the period following the Merger and an increase in investment advisory fees from CNCIM as the prior year comparable periods included only fees subsequent to the acquisition of CNCIM on June 9, 2010. The decline in CIFC Operations’ net interest income is primarily due to reductions in interest earned on the DFR MM CLO loan portfolio as a result of decreases in the size of the portfolio and reductions in net interest income on the RMBS portfolio as the portfolio was liquidated during the three months ended June 30, 2011.  The decreases in interest income were offset by decreases in interest expense resulting from both lower outstanding long-term debt balances and more favorable interest rates on our long-term debt during the three and six months ended June 30, 2011, compared to the same periods in 2010.

Total expenses of CIFC Operations increased by $7.2 million and $3.2 million for the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010. These increases were primarily driven by $3.3 million in restructuring charges incurred following the Merger, $1.1 million of impairment charges related to the “Deerfield Capital Management” trade name during the three months ended June 30, 2011 and increases in compensation and benefits expenses of $2.1 million and $3.0 million for the three and six months ended June 30, 2011, respectively, as compared to the same periods in 2010. In addition, the three and six months ended June 30, 2011 include $3.0 million of intangible asset amortization related to intangible assets acquired in the Merger.  These increases were offset by decreases in depreciation of equipment and improvements, primarily due to $1.4 million and $5.5 million of accelerated depreciation and amortization expense recorded during the three and six months ended June 30, 2010, respectively, related to certain leasehold improvements and equipment we abandoned in connection with our relocation to a new office space on April 30, 2010.

Net other income (expense) and gain (loss) of CIFC Operations decreased by $14.6 million and $17.7 million, respectively, for the three and six months ended June 30, 2011, compared to the same periods in 2010.  This decrease is primarily due to a $17.4 million gain related to the June 9, 2010 discharge of our Senior Notes.

CIFC Operations recognized income tax benefits of $3.6 million and $1.1 million for the three and six months ended June 30, 2011, respectively. For the period from January 1, 2008 through December 31, 2010, we did not pay significant corporate income taxes as a result of the availability of net operating losses (“NOLs”) and net capital losses (“NCLs”) incurred primarily in 2008.  Consequently, there was no provision for federal or state income taxes for CIFC Operations for the three or six months ended June 30, 2010.  The unusual relationship of income tax benefit to income (loss) before income tax expense (benefit) for the six months ended June 30, 2011, is primarily attributable to a reduction of deferred tax assets related to a valuation allowance on NOL carryforwards for the state of Illinois which was more than offset by the remeasurement of net deferred tax assets as a result of a higher effective state income tax rate given our presence in New York due to the Merger.

Core Earnings

We believe that core earnings, a non-GAAP financial measure, has historically been a useful metric for evaluating and analyzing our performance. The calculation of core earnings, which we use to compare our own financial results from period to period, eliminates the impact of certain non-cash items, non-recurring items, special charges, essentially all components of net other income (expense) and gain (loss) and the provision (benefit) for income tax from net income (loss), the most comparable GAAP financial measure. We believe core earnings and core earnings per share are useful metrics for investors because they align net interest income and investment advisory fee revenues with the direct expenses incurred to generate those revenues. The core earnings provided herein may not be comparable to similar measures presented by other companies, as it is a non-GAAP financial measure and may therefore be defined differently by other companies. Core earnings includes the earnings from DFR MM CLO, but is not necessarily indicative of cash flows received from DFR MM CLO.

The table below provides a reconciliation between net loss and core earnings:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(In thousands, except share and per share amounts)		(In thousands, except share and per share amounts)

Net loss	$(98,644)	$(2,041)	$(114,549)	$(10,907)
Adjusting items:
Provision for loan losses	5,231	291	7,864	4,477
Depreciation and amortization	4,814	3,025	6,665	8,763
Impairment of intangible assets	1,104	—	1,104	168
Restructuring charges	3,321	—	3,321	—
Net other income (expense) and gain (loss) (1)	144,833	23,857	190,186	42,132
Income tax expense (benefit)	(3,616)	2	(1,137)	2
Noncontrolling interest and Consolidated Investment Products core earnings (2)	(51,449)	(18,729)	(82,347)	(34,304)
Warrant expense (3)	—	—	—	529
Core earnings	$5,594	$6,405	$11,107	$10,860

Core earnings per share - diluted	$0.27	$0.74	$0.65	$1.41
Weighted-average number of shares outstanding - diluted (4)	23,436,307	8,943,181	19,531,686	7,862,680

(1)                                  Core earnings for the three and six months ended June 30, 2011, includes gains (losses) on certain short-term trading strategies related to corporate debt, but excludes all other components of net other income (expense) and gain (loss), such as gains (losses) related to all other investing strategies. The core earnings adjustment for net other income (expense) and gain (loss) for the three months ended June 30, 2010 includes $0.4 million in strategic transactions expenses related to the three months ended March 31, 2010, which should have been included as an adjustment to core earnings in that period.  Additionally, core earnings for the six months ended June 30, 2010 exclude $0.4 million of loss on investments at fair value that should have been an adjustment to core earnings in that period.

(2)                                  Noncontrolling interest and Consolidated Investment Products core earnings is comprised of the portion of net interest income and expenses of the CIP CLOs that are consolidated but are attributable to third party investors in the CIP CLOs. For the three and six months ended June 30, 2010, noncontrolling interest and Consolidated Investment Products core earnings also includes the portion of net interest income and expenses of DPLC that are attributable to third party investors in DPLC, calculated using each investor’s ownership percentage in DPLC during the measurement period.

(3)                                  Warrant expense is a non-recurring expense.

(4)                                  For the three and six months ended June 30, 2011 and 2010, the fully-diluted share number used in the computation of diluted core earnings per share includes the dilutive impact of our outstanding warrants and our convertible notes. In addition, interest expense on our convertible notes of $0.8 million and $1.6 million was added back to core earnings for the three and six months ended June 30, 2011, respectively, and $0.2 million for the three and six months ended June 30, 2010 to calculate diluted core earnings per share under the if-converted method. For the three and six months ended June 30, 2011, the outstanding stock options were excluded from the calculation of diluted core earnings per share because their effect was anti-dilutive.

Given our strategic movement away from the principal investing activities to focus on our core investment management business, management is currently re-evaluating the various metrics by which we measure our performance.

Results of Operations by Segment

Investment Management Segment

AUM

Investment advisory fees paid by the accounts we manage are our primary source of revenue from our Investment Management segment. These fees typically consist of management fees based on the account’s assets and, in some cases, incentive fees based on the profits we generate for the account.

The following table summarizes the AUM for each of our core product categories:

	June 30, 2011
	Number of
	Accounts	AUM (1)
		(In thousands)

CLOs	30	$11,160,925
ABS CDOs	10	3,134,057
Corporate Bond CDOs	4	395,745
Total AUM (2)	44	$14,690,727

(1)                                  AUM numbers generally reflect the aggregate principal or notional balance of the collateral and, in some cases, the cash balance held by the CLOs and CDOs and are as of the date of the last trustee report received for each CLO and CDO prior to June 30, 2011. The AUM for our Euro-denominated CLO and CDO have been converted into U.S. dollars using the spot rate of exchange as of the respective AUM date.

(2)                              Total AUM for June 30, 2011 included $207.2 million related to DFR MM CLO. DCM manages DFR MM CLO but is not contractually entitled to receive any management fees therefrom for as long as all of the subordinated notes issued by DFR MM CLO are held by Deerfield Capital LLC or an affiliate thereof.

During the three and six months ended June 30, 2011, total AUM increased by $5.6 billion and $5.4 billion, respectively, primarily as a result of increase in CLO AUM of $5.8 billion as a result of the Merger with Legacy CIFC.  This increase was partially offset by decreases in ABS CDO AUM of $0.1 billion and $0.2 billion during the three and six months ended June 30, 2011, respectively. Our ABS CDO AUM declined primarily as a result of (i) continued defaults and downgrades of certain assets held by such CDOs, which in some cases cause the exclusion of those assets from the calculation of AUM, (ii) the diversion of cash flows to repay the debt securities issued by those CDOs based on continued noncompliance with overcollateralization tests and other structural provisions, and (iii) realized losses on assets held by the CDOs.

Net Revenues

Investment Advisory Fees

During the three and six months ended June 30, 2011 and 2010, we earned investment advisory fees from our management of CLOs, CDOs and separately managed accounts. For the three and six months ended June 30, 2011, investment advisory fees were $11.0 million and $17.9 million on a segment basis, respectively, and $3.0 million and $5.0 million on consolidated basis, respectively. For the three and six months ended June 30, 2011, $8.0 million and $12.8 million, respectively, of fees earned by our Investment Management segment from our Consolidated Investment Products segment were eliminated upon consolidation. For the three and six months ended June 30, 2010, investment advisory fees were $7.0 million and $13.5 million on a segment basis, respectively, and $3.8 million and $6.7 million on consolidated basis, respectively. For the three and six months ended June 30, 2010, $3.3 million and $6.9 million, respectively, of fees earned by our Investment Management segment from our Consolidated Investment Products segment were eliminated upon consolidation. Investment advisory fees from our management of separately managed accounts were $0.2 million and $0.3 million for the three and six months ended June 30, 2011, respectively, and $0.2 million and $0.4 million for the three and six months ended June 30, 2010, respectively.  As of June 30, 2011, we no longer manage any separately managed accounts. The following discussion analyzes changes in our CLO and CDO investment advisory fees.

CLO and CDO Investment Advisory Fees

The following table summarizes the investment advisory fee revenues from the CLOs and CDOs we manage:

	Three months ended June 30,		Variance	Six months ended June 30,		Variance
	2011	2010	2011 vs. 2010	2011	2010	2011 vs. 2010
	(In thousands)
Senior Management Fees:
CLOs	$4,236	$1,842	$2,394	$6,668	$3,496	$3,172
ABS CDOs	522	642	(120)	1,057	1,413	(356)
Corporate Bonds CDOs	279	348	(69)	545	738	(193)
Total Senior Management Fees	5,037	2,832	2,205	8,270	5,647	2,623

Subordinated Management Fees:
CLOs	4,856	2,076	2,780	8,410	3,472	4,938
ABS CDOs	—	—	—	—	27	(27)
Corporate Bonds CDOs	156	255	(99)	156	255	(99)
Total Subordinated Management Fees	5,012	2,331	2,681	8,566	3,754	4,812

Deferred Subordinated Management Fees:
CLOs	—	1,687	(1,687)	—	3,755	(3,755)
ABS CDOs	—	—	—	—	—	—
Corporate Bonds CDOs	—	—	—	—	—	—
Total Deferred Subordinated Management Fees	—	1,687	(1,687)	—	3,755	(3,755)

Incentive Fees:
CLOs	758	—	758	758	—	758
ABS CDOs	—	—	—	—	—	—
Corporate Bonds CDOs	2	—	2	2	—	2
Total Incentive Fees	760	—	760	760	—	760

Total CLO and CDO Advisory Fees:
CLOs	9,850	5,605	4,245	15,836	10,723	5,113
ABS CDOs	522	642	(120)	1,057	1,440	(383)
Corporate Bonds CDOs	437	603	(166)	703	994	(291)
Total CLO and CDO Advisory Fees	$10,809	$6,850	$3,959	$17,596	$13,157	$4,439

CLO investment advisory fee revenue increased by $4.2 million and $5.1 million for the three and six months ended June 30, 2011, respectively, compared to same periods in 2010. The increase in CLO investment advisory fee revenues during the three and six months ended June 30, 2011, is primarily the result of $4.0 million of CIFCAM and CypressTree CLO investment advisory fees for the period following the Merger and increases of $1.9 million and $4.0 million in CNCIM CLO advisory fees during the three and six months ended June 30, 2011, respectively, as the prior year comparable periods only included fees subsequent to the acquisition of CNCIM on June 9, 2010.  These increases were offset by decreases in the receipt of deferred subordinated management fees of $1.7 million and $3.8 million for the three and six months ended June 30, 2011, respectively, as compared to the same periods in 2010, as most of the remaining CLOs we manage repaid their deferred subordinated management fees and resumed current payment of subordinated management fees during 2010.

During 2009, many of our CLO subordinated fees began to defer based on, among other things, overcollateralization tests and other structural provisions built into the CLOs which diverted cash flows to the prepayment of the debt securities issued by the CLOs. As a result of improvement in market conditions and effective portfolio management, most of the CLOs we manage have returned to compliance with their overcollateralization tests. We have recouped our deferred subordinated management fees from those CLOs and expect those CLOs to pay future subordinated management fees on a current basis. With continued improvement in market conditions and ongoing effective portfolio management, we expect our other CLOs to return to compliance with their overcollateralization tests, and, subject to the satisfaction of certain other conditions, we expect to recoup substantially all of our deferred subordinated management fees from those CLOs and to receive future subordinated management fees on a current basis. As of June 30, 2011, unrecognized deferred subordinated management fees related to the CLOs we manage totaled approximately $5.5 million.

ABS CDO revenue decreased by $0.1 million and $0.4 million for the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010, primarily due to declines in senior management fees, resulting from decreases in AUM in our ABS CDOs. We expect our ABS CDO AUM and management fees to continue to decline primarily as a result of (i) continued defaults and downgrades of certain assets held by such CDOs, which in some cases causes the exclusion of those assets from the calculation of AUM, (ii) the diversion of cash flows to repay the debt securities issued by those CDOs based on continued noncompliance with overcollateralization tests and other structural provisions, and (iii) realized losses on assets held by the CDOs.

Corporate Bond CDO revenue decreased by $0.2  million and $0.3 million for the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010, primarily due to declines in senior management fees. The decline in senior fees is a result of a decrease in AUM on our Corporate Bond CDOs from paydowns or maturities of the underlying collateral in those CDOs.

Interest Expense

Our Investment Management segment interest expense decreased by $0.9 million and $2.0 million for the three and six months ended June 30, 2011, respectively, as compared to the same periods in 2010. These decreases are primarily the result of the June 9, 2010 discharge of the $73.9 million in aggregate principal outstanding of senior notes (the “Senior Notes”) for $55.0 million plus accrued interest (the “Senior Notes Discharge”).

Expenses

The following table summarizes our Investment Management segment expenses for the periods presented:

	Three months ended June 30,		Variance	Six months ended June 30,		Variance
	2011	2010	2011 vs. 2010	2011	2010	2011 vs. 2010
	(In thousands)

Compensation and benefits	$5,141	$3,077	$2,064	$8,963	$5,918	$3,045
Professional services	1,007	190	817	1,343	308	1,035
Insurance expense	95	93	2	186	184	2
Other general and administrative expenses	578	488	90	941	902	39
Depreciation and amortization	4,814	3,025	1,789	6,665	8,763	(2,098)
Occupancy	348	386	(38)	597	876	(279)
Impairment of intangible assets	1,104	—	1,104	1,104	168	936
Restructuring charges	3,321	—	3,321	3,321	—	3,321
Total Investment Management segment expenses	$16,408	$7,259	$9,149	$23,120	$17,119	$6,001

Our Investment Management segment expenses increased by $9.1 million and $6.0 million for the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010,

The increases in compensation and benefits and professional services expenses during the periods are primarily the result of the combination of companies as a result of the Merger, as during the three and six months ended June 30, 2011 we were not yet able to realize the full  benefit of expected cost synergies.  Following completion of the Merger, we began executing a plan to realize the expected economies of scale of the combined company through a reduction of the workforce. In addition, several revenue producing activities that were viewed as non-core to our business were wound down, and the employment of the individuals involved in such activities was terminated.  Restructuring activities are expected to continue through the second quarter of 2012, primarily with respect to adjustments to staffing levels and office space needs.  For the three and six months ended June 30, 2011, restructuring charges, including severance and related termination benefits, aggregated $3.3 million.

During the three months ended June 30, 2011, we determined we would no longer utilize the “Deerfield Capital Management” trade name to launch new investment products.  As a result, we recorded a $1.1 million impairment charge related to the “Deerfield Capital Management” trade name.

Depreciation and amortization expense for the three and six months ended June 30, 2011 includes $3.0 million of intangible asset amortization related to the Merger.  This increase was offset by decreases in depreciation of equipment and improvements, primarily due to $1.4 million and $5.5 million of accelerated depreciation and amortization expense recorded during the three and six months ended June 30, 2010, respectively, related to certain leasehold improvements and equipment we abandoned in connection with our relocation to a new office space on April 30, 2010.

Other Income (Expense) and Gain (Loss)

During the three and six months ended June 30, 2010, other income (expense) and gain (loss) for our Investment Management segment included a $17.4 million gain related to the Senior Notes Discharge.

Income Tax Expense

During the three and six months ended June 30, 2011, our Investment Management segment recorded an income tax benefit of $7.9 million and $7.4 million, respectively. See our discussion of CIFC results of operations and Note 13 to our condensed consolidated financial statements for further information concerning income taxes.

Principal Investing Segment

Principal Investing Portfolio

Income from our Principal Investing segment is primarily composed of interest income and net recognized gains and losses on our investment portfolio.

The following table is a summary as of June 30, 2011, of our Principal Investing segment investment portfolio by asset class:

	Investments at	Other	Loans Held	Loans Held
Security Description	Fair Value	Investments (1)	For Sale (2)	For Investment (3)	Total
	(In thousands)

Loans held in DFR MM CLO (4)	$—	$—	$1,698	$186,560	$188,258
Commercial real estate loans (5)	—	—	—	350	350
Corporate bonds held in DFR MM CLO	5,806	—		—	5,806
Equity securities	—	570	—	—	570
Other (6)	8,445	—	—	—	8,445
Total invested assets	$14,251	$570	$1,698	186,910	203,429

Allowance for loan losses				(16,428)	(16,428)

				$170,482	$187,001

(1)                                  Carrying value of other investments is cost, less impairments, if any.

(2)                                  Carrying value of loans held for sale is lower of cost or estimated fair value.

(3)                                  Carrying value of loans held for investment is amortized cost, less allowance for loan losses, if any.

(4)                                  Loans held in DFR MM CLO are reported gross of $16.1 million of allowance for loan losses.

(5)                                  Commercial real estate loans are reported gross of $0.3 million of allowance for loan losses.

(6)                                 Other includes $8.4 million of investments and beneficial interests in the CIP CLOs, which were eliminated upon consolidation.

Prior to our second quarter of 2011 decision to liquidate our RMBS portfolio, we had invested in pass-through RMBS, which are securities representing interests in mortgage loans secured by residential real property. The investment characteristics of pass-through RMBS differ from those of traditional fixed-income securities. The major differences include the monthly payment of interest and principal and the possibility that unscheduled principal payments may be received at any time due to prepayments on the underlying mortgage loans. These differences can result in significantly greater price and yield volatility than is the case with traditional fixed-income securities. We financed our RMBS portfolio through repurchase agreements, which allowed us to borrow using the RMBS we owned as collateral. These agreements were accounted for as debt secured by the underlying assets. During the term of a repurchase agreement, we received the principal and interest on the RMBS and paid an agreed upon rate of interest to the counterparty.

We consolidate DFR MM CLO into our Principal Investing segment because we own all of its subordinated notes. DFR MM CLO’s reinvestment period terminated in July 2010, and following the termination, proceeds received from prepayments and sales of loans held in DFR MM CLO can no longer be reinvested and are instead used to reduce the principal balance of DFR MM CLO’s outstanding debt. We expect continued declines in DFR MM CLO’s assets and liabilities due to continued prepayments of assets held in DFR MM CLO and related reductions of DFR MM CLO’s outstanding debt.

Net Revenues

Our Principal Investing segment revenues represent the difference between the interest income we earn on our investment portfolio and the cost of our borrowings, net of hedges, if any. We also recognize the impact of our provision for loan losses on our Principal Investing segment revenues.

The following table summarizes our Principal Investing segment interest income:

	Three months ended June 30,		Variance	Six months ended June 30,		Variance
	2011	2010	2011 vs. 2010	2011	2010	2011 vs. 2010
	(In thousands)

RMBS	$1,259	$2,670	$(1,411)	$3,231	$4,027	$(796)
Corporate Loans:
Loans held in DFR MM CLO	3,562	5,749	(2,187)	7,867	11,281	(3,414)
Other corporate leveraged loans	—	71	(71)	—	78	(78)
Corporate bonds held in DFR MM CLO	126	80	46	261	80	181
Assets held in DPLC	—	112	(112)	—	353	(353)
Commercial real estate loans and securities	—	35	(35)	—	69	(69)
Other investments	128	100	28	280	198	82
Total interest income	$5,075	$8,817	$(3,742)	$11,639	$16,086	$(4,447)

Our Principal Investing segment interest income decreased by $3.7 million and $4.4 million for the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010. These decreases were primarily comprised of decreases in interest earned on RMBS and loans held in DFR MM CLO.

The $2.2 million and $3.4 million decrease in interest income on loans held in DFR MM CLO for the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010, was primarily due to a reduction in the average size of the DFR MM CLO loan portfolio.

The $1.4 million and $0.8 million decrease in interest income on RMBS for the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010, was primarily due to the liquidation of the RMBS portfolio during the second quarter of 2011.  For the six months ended June 30, 2011, this decline was partially offset by an increase in comparable period RMBS interest earned during the three months ended March 31, 2011, compared to the same period in 2010.  This was primarily due to fewer prepayments during the three months ended March 31, 2011, as compared to the same period in 2010, which resulted in declines in the acceleration of premium amortization and therefore improved interest income by $1.4 million. During the first half of 2010 the Agency RMBS market experienced elevated levels of prepayment as a result of a program where Fannie Mae and Freddie Mac repurchased substantially all significantly delinquent loans from the RMBS pools they guarantee.

The following table summarizes our Principal Investing segment interest expense:

	Three months ended June 30,		Variance	Six months ended June 30,		Variance
	2011	2010	2011 vs. 2010	2011	2010	2011 vs. 2010
	(In thousands)
Short-term debt:
Repurchase agreements	$138	$225	$(87)	$347	$454	$(107)
Hedging activity	—	7	(7)	—	31	(31)
Total short-term debt	138	232	(94)	347	485	(138)
Long-term debt:
Recourse:
Subordinated notes and trust preferred securities (1)	497	542	(45)	991	1,468	(477)
Convertible Notes	789	188	601	1,570	188	1,382
Non-Recourse:
DFR MM CLO	660	633	27	1,367	1,239	128
Total long-term debt	1,946	1,363	583	3,928	2,895	1,033
Total interest expense	$2,084	$1,595	$489	$4,275	$3,380	$895

(1)                                  Includes interest expense for our junior subordinated notes for the three and six months ended June 30, 2011 and both our junior subordinated notes and our trust preferred securities (which are no longer outstanding) for the three and six months ended June 30, 2010.

The $0.5 million and $0.9 million increase in interest expense for the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010, was primarily the result of $0.6 million and $1.4 million, respectively, in interest expense on our senior subordinated convertible notes (“Convertible Notes”) which were issued on June 9, 2010. The increase in interest expense on our Convertible Notes during the six months ended June 30, 2011 compared to the same period in 2010 was partially offset by a $0.5 million decrease in interest on our subordinated notes and trust preferred securities, primarily due to the March 4, 2010 exchange of $95.0 million aggregate outstanding principal amount of trust preferred securities for junior subordinated notes that bear interest at a more favorable 1% fixed rate per annum.

On a consolidated basis, the increase in interest expense on our Convertible Notes was offset by the $1.0 million and $2.2 million decrease in interest expense during the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010, on our Senior Notes which were discharged on June 9, 2010, with the proceeds from the issuance of our Convertible Notes combined with other available funds.

Provision for Loan Losses

We review and consider each loan for impairment individually at each reporting date. For the three and six months ended June 30, 2011, we recognized provisions for loan losses of $5.2 and $7.9 million, respectively. The provision for loan losses for the three and six months ended June 30, 2011, was comprised of provisions for three issuers with an aggregate amortized cost of $21.5 million. As of June 30, 2011, the total amortized cost of investments in impaired loans was $25.9 million and the allowance for loan losses was $16.4 million.  For the three and six months ended June 30, 2010, we recognized provisions for loan losses of $0.3 million and $4.5 million respectively.  The provision for loan losses for the three and six months ended June 30, 2010, was comprised of provisions for three issuers with an aggregate amortized cost of $9.7 million. During the three and six months ended June 30, 2011 and 2010, the provisions for loan losses all related to loans held in DFR MM CLO.

Expenses

The following table summarizes Principal Investing segment expenses:

	Three months ended June 30,		Variance	Six months ended June 30,		Variance
	2011	2010	2011 vs. 2010	2011	2010	2011 vs. 2010
	(In thousands)

Professional services	$455	$1,690	$(1,235)	$1,107	$2,033	$(926)
Insurance expense	446	608	(162)	703	1,209	(506)
Other general and administrative expenses	372	899	(527)	806	2,138	(1,332)
Total Principal Investing segment expenses	$1,273	$3,197	$(1,924)	$2,616	$5,380	$(2,764)

Total Principal Investing segment expenses decreased by $1.9 million and $2.8 million for the three and six months ended June 30, 2011, compared to the same periods in 2010. The decreases in professional services expenses during the three and six months ended June 30, 2011,respectively, are primarily attributable to significant legal fees in the 2010 periods related to our now settled SEC investigation.  This decrease was partially offset by increased audit and other legal fees. The decreases in other general and administrative expenses during the three and six months ended June 30, 2011, are primarily attributable to reductions in compensation for our board of directors (the “Board”) as a result of the restructuring of our Board’s compensation in conjunction with the Merger. In addition, the six months ended June 30, 2010 included $0.5 million in expense related to warrants granted as part of the termination agreement associated with DPLC.

Other Income (Expense) and Gain (Loss)

The following table summarizes our Principal Investing segment other income (expense) and gain (loss):

	Three months ended June 30,		Variance	Six months ended June 30,		Variance
	2011	2010	2011 vs. 2010	2011	2010	2011 vs. 2010
	(In thousands)

Net realized gain (loss) on investments at fair value	1,332	(1,815)	3,147	1,562	460	1,102
Net unrealized gain (loss) on investments at fair value	(110)	3,137	(3,247)	1,099	4,210	(3,111)
Net gain on investments at fair value	1,222	1,322	(100)	2,661	4,670	(2,009)

Net realized gain (loss) on loans	753	(105)	858	(450)	147	(597)
Net unrealized gain (loss) on loans	(8)	4,341	(4,349)	1,742	6,843	(5,101)
Net gain on loans	745	4,236	(3,491)	1,292	6,990	(5,698)

Net realized loss on derivatives	—	(11)	11	—	(231)	231
Net unrealized gain (loss) on derivatives	(49)	(3,253)	3,204	1,226	(3,087)	4,313
Net gain (loss) on derivatives	(49)	(3,264)	3,215	1,226	(3,318)	4,544

Net gain on investments, loans, derivatives and liabilties	1,918	2,294	(376)	5,179	8,342	(3,163)

Strategic transactions expenses	81	(1,738)	1,819	(1,363)	(3,167)	1,804

Other, net	660	(1,215)	1,875	1,396	(957)	2,353

Net other income (expense) and gain (loss)	$2,659	$(659)	$3,318	$5,212	$4,218	$994

Net other income (expense) and gain (loss) increased by $3.3 million and $1.0 million for the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010.  For the three months ended June 30, 2011, this increase was primarily attributable to a $3.2 million variance in net gain (loss) on derivatives and a $1.8 million decline in strategic transactions expenses, partially offset by a $3.5 million decrease in net gain on loans.  For the six months ended June 30, 2011, this increase was primarily attributable to a $4.5 million variance in net gain (loss) on derivatives and a $1.8 million decline in strategic transactions expenses, partially offset by a $5.7 million decrease in net gain on loans and a $2.0 million decrease in net gain on investments at fair value.

For the three months ended June 30, 2011, net gain on investments at fair value included $1.5 million in net gains on RMBS and $0.1 million in net gains on other investments at fair value, partially offset by $0.4 million in net losses on interests in our CIP CLOs, which were eliminated upon consolidation. For the six months ended June 30, 2011, net gain on investments at fair value included $1.5 million in net gains on RMBS, $0.8 million in net gains on other investments at fair value and $0.4 million in net gains on interests in our CIP CLOs, which were eliminated upon consolidation. For the three months ended June 30, 2010, net gain on investments at fair value was primarily the result of $1.5 million in net gains on RMBS.  For the six months ended June 30, 2010, net gain on investments at fair value included $2.1 million in net gains on RMBS and $2.4 million in net gains on investments and other interests in our CLOs.

For the three and six months ended June 30, 2011, net gain on loans was primarily comprised of net gains as a result of prepayments on loans held in DFR MM CLO. Net gain on loans for the three and six months ended June 30, 2010, primarily consisted of net gains on sales and prepayments of loans held in DFR MM CLO.

Substantially all of the variance in net gain (loss) on derivatives for the three and six months ended June 30, 2011 represents unrealized gains (losses) on the conversion feature of our Convertible Notes which contains certain antidilution provisions that cause it to be deemed an embedded derivative instrument (the “Embedded Derivative”). See Note 10 to our condensed consolidated financial statements for further information on the Embedded Derivative.

Strategic transactions expenses recorded during the three and six months ended June 30, 2011, are related to the Merger and strategic transactions expenses recorded during the same periods in 2010 are related to the acquisition of CNCIM. Strategic transactions expenses were primarily composed of legal and professional fees incurred as a result of these transactions.

For the three and six months ended June 30, 2011, other, net included $0.8 million and $1.4 million, respectively, in dividend distributions from the CIP CLOs that are eliminated on consolidation.  For the three and six months ended June 30, 2010, other, net included a $1.3 loss related to the now settled SEC investigation.

Income Tax Expense

For the three and six months ended June 30, 2011, our Principal Investing segment recorded an income tax expense of $4.3 million and $6.2 million, respectively. See our discussion of CIFC results of operations and Note 13 to our condensed consolidated financial statements for further information concerning income taxes.

Consolidated Investment Products Segment

Net Revenues

Our Consolidated Investment Products segment revenues represent the difference between the interest income earned on the assets held by the CIP CLOs and the cost of the borrowings of the CIP CLOs.

Net interest income for the three and six months ended June 30, 2011 was primarily composed of $73.2 million and $113.7 million, respectively, of interest income on loans and $3.6 million and $8.0 million, respectively, of interest income on corporate bonds, partially offset by $15.6 million and $24.0 million of interest expense on non-recourse long-term debt. Net interest income for the three and six months ended June 30, 2010 was primarily composed of $24.5 million and $44.7 million, respectively, of interest income on loans, and $3.9 million and $8.0 million, respectively, of interest income on corporate bonds, partially offset by $5.9 million and $10.7 million, respectively, of interest expense on non-recourse long-term debt. The increases in net interest income during the three and six months ended June 30, 2011, as compared to the same periods in 2010, are primarily attributable to the inclusion of the net interest income for the CNCIM CLOs during the three and six months ended June 30, 2011 and the inclusion of the net interest income for the CIFC CLOs from the Closing Date of the Merger.

Expenses

The primary expense of our CIP CLOs is investment advisory fee expense paid to our Investment Management segment and eliminated in consolidation.  Investment advisory fee expense was $8.0 million and $12.8 million for the three and six months ended June 30, 2011, respectively, and $3.3 million and $6.9 million for the three and six months ended June 30, 2010, respectively.  The $4.7 million and $5.9 million increase in investment advisory fee expense for the three and six months ended June 30, 2011, respectively, is primarily attributable to the addition of the CNCIM CLOs and the CIFC CLOs, partially offset by decreases in deferred subordinated management fee expenses as during the 2010 periods certain CIP CLOs paid subordinated management fees which were deferred in 2009.

Other Income (Expense) and Gain (Loss)

The following table summarizes our Consolidated Investment Products segment other income (expense) and gain (loss):

	Three months ended June 30,		Variance	Six months ended June 30,		Variance
	2011	2010	2011 vs. 2010	2011	2010	2011 vs. 2010
	(In thousands)

Net realized gain on investments at fair value	$30,112	$6,870	$23,242	$60,632	$14,319	$46,313
Net unrealized gain (loss) on investments at fair value	(79,774)	(51,892)	(27,882)	(64,936)	10,650	(75,586)
Net gain (loss) on investments investments at fair value	(49,662)	(45,022)	(4,640)	(4,304)	24,969	(29,273)

Net realized loss on liabilities	(56,960)	(12,380)	(44,580)	(82,228)	(19,695)	(62,533)
Net unrealized gain (loss) on liabilities	(35,815)	18,659	(54,474)	(103,631)	(68,927)	(34,704)
Net loss on liabilities	(92,775)	6,279	(99,054)	(185,859)	(88,622)	(97,237)

Net realized loss on derivatives	(2,039)	(4,710)	2,671	(2,039)	(4,710)	2,671
Net unrealized gain (loss) on derivatives	(668)	4,761	(5,429)	(658)	4,149	(4,807)
Net gain (loss) on derivatives	(2,707)	51	(2,758)	(2,697)	(561)	(2,136)

Net loss on investments, loans, derivatives and liabilties	(145,144)	(38,692)	(106,452)	(192,860)	(64,214)	(128,646)

Other, net	—	282	(282)	16	1,090	(1,074)

Net other income (expense) and gain (loss)	$(145,144)	$(38,410)	$(106,734)	$(192,844)	$(63,124)	$(129,720)

We have elected the fair value option for all assets and liabilities of the CIP CLOs. As a result, other income (expense) and gain (loss) for our Consolidated Investment Products segment consists primarily of realized and unrealized gains on investments, derivatives and liabilities. Changes in fair values at each reporting period may have a significant impact on the amount of net other income (expense) and gain (loss) for our Consolidated Investment Products segment. This segment was created as of January 1, 2010, the effective date for the accounting requirement to consolidate those VIE’s with respect to which we are deemed to be the primary beneficiary.  As a result of the financial crisis of 2008 which continued into 2009, the fair values of the CIP CLOs assets and liabilities (including subordinated notes) were significantly less than their original cost or principal outstanding.  Because the decrease in fair value was greater for the liabilities of the CIP CLOs than the investments of the CIP CLOs at the date of adoption of the new accounting rule, the difference was recorded as appropriated retained earnings of Consolidated Investment Products on the condensed consolidated balance sheets. Improvements in the credit markets during 2010 and continuing into 2011 have produced increases in the fair values of the liabilities of the CIP CLOs, resulting in net losses which ultimately reduce the appropriated retained earnings of the Consolidated Investment Products on the condensed consolidated balance sheets. These net losses include distributions to the holders of CIP CLO subordinated notes of $53.8 million and $78.0 million for the three and six months ended June 30, 2011, respectively, and $9.4 million and $15.0 million for the three and six months ended June 30, 2010, respectively.

Liquidity and Capital Resources

Cash Flows

Our operating activities provided cash of $318.8 million for the six months ended June 30, 2011. Net cash inflows and non-cash adjustments of $471.7 million included net sales of investments at fair value of $266.7 and net loss on liabilities at fair value of $186.4 million. Net cash outflows and non-cash adjustments of $152.9 million included the net loss of $114.5 million and net changes in operating assets and liabilities of $34.2 million.

Our investing activities provided cash of $102.9 million for the six months ended June 30, 2011, primarily from principal receipts on loans held for investment of $49.8 million and a change in restricted cash and cash equivalents of $47.0 million.

Our financing activities used cash of $437.7 million for the six months ended June 30, 2011, primarily from repayments of repurchase agreements of $246.9 million and payments on long-term debt of $243.8 million, partially offset by proceeds from the issuance of long-term debt of $57.0 million.

Liquidity

We believe that our current cash and cash equivalents, along with expected future cash flows from operations, among other things, are adequate to meet our anticipated liquidity requirements. As of June 30, 2011, total liquidity of $35.1 was comprised of unrestricted cash and cash equivalents of $34.2 million and receivables related to the liquidated RMBS portfolio of $0.9 million.

Other Sources and Uses of Funds

We may increase our capital resources by issuing securities, including preferred stock, common stock and various forms of debt. The ability or desire to execute these strategies will depend on, among other things, market conditions for capital raises and our strategy regarding the investment of any proceeds.

As we focus on growing our Investment Management segment, we expect to utilize our cash and other sources of liquidity to capitalize new investments generating management fee revenues, including co-investments in future issuances of CLOs we manage.  We may also utilize cash and other sources of liquidity to invest in acquisitions, including of other asset managers, as well as for other corporate purposes.

Merger with Legacy CIFC

We anticipate significant cash inflows from investment advisory fees from CLOs managed by CIFCAM, subject to certain requirements to make payments to CIFC Parent under the terms of the Merger (described below). See Note 3 to the condensed consolidated financial statements for disclosures related to the Merger.  We also expect to continue to recognize certain transitional expenses related to the Merger.

Legacy CIFC Merger and CNCIM Acquisition Deferred Purchase Payments

Remaining deferred purchase payments related to the Merger with Legacy CIFC aggregate $5.0 million and are payable in equal annual installments of $2.5 million.  Remaining deferred purchase payments related to the acquisition of CNCIM aggregate $6.0 million and are payable in equal annual installments of $1.5 million.  The present value of the remaining deferred purchase price payments are included in deferred purchase payments on the condensed consolidated balance sheets.

Contingent Liabilities

Contingent liabilities established or assumed in connection with the Merger with CIFCAM aggregate $41.0 million as of June 30, 2011, and are payable to CIFC Parent, the former owners of CypressTree and their advisors, and a subordinated notes investor in two of the CypressTree CLOs.  All of these liabilities are contingent upon the receipt by CIFCAM of the investment management fees on which they are based.

Total Return Swap Warehouse for Planned New CLO

During the three months ended June 30, 2011, we entered into a total return swap (the “Warehouse TRS”) with Citibank, N.A. (“Citibank”) through a special purpose vehicle (the “Warehouse SPV”).  The reference obligations under the Warehouse TRS agreement are SSCLs which we intend to eventually include within a new CLO to be issued by the Warehouse SPV and managed by CIFCAM.  As of June 30, 2011 the notional amount of SSCL’s included as reference obligations of the Warehouse TRS was $162.7 million. The maximum notional amount of reference obligations under the Warehouse TRS is $350.0 million, subject to certain conditions, including our continuing obligation to provide cash collateral in respect of the reference obligations. As of June 30, 2011, we had $35.0 million of cash posted as collateral under the Warehouse TRS, which is included within restricted cash on our condensed consolidated balance sheets.  In July 2011, we funded an additional $10.0 million in cash collateral.  Under the terms of the Warehouse TRS, we are not required to post any additional cash collateral unless we increase the notional amount of reference obligations under the Warehouse TRS or if the aggregate market value of the reference obligations were to fall below a specified threshold.  In the event we failed to post additional cash collateral, Citibank would have certain rights to unwind the Warehouse TRS.

DFR MM CLO

The economic impact of our investment in DFR MM CLO is determined by the cash flows distributed to us on our investment in $50.0 million of subordinated notes and $19.0 million of debt issued by DFR MM CLO, subject to diversion of cash flows away from our investments in accordance with its indenture. From the date of our initial investment through June 30, 2011, such distributions have totaled $45.3 million on our subordinated notes investment and $4.3 million in interest on our debt investment. Net income we record in our consolidated statements of operations for DFR MM CLO is not always indicative of the cash distributions we receive. For three and six months ended June 30, 2011, we recorded net losses of $1.7 million and zero, respectively, in our condensed consolidated statements of operations for DFR MM CLO and received cash distributions from DFR MM CLO of $3.4 million and $7.0 million, respectively. These cash distributions included $3.2 million and $6.6 million related to our investment in the subordinated notes for the three and six months ended June 30, 2011, respectively, and $0.2 million and $0.4 million in interest on our investment in debt for each of the three and six months ended June 30, 2011, respectively. For three months and six ended June 30, 2010, we recorded net income of $7.4 million and $10.6 million, respectively, in our condensed consolidated statements of operations for DFR MM CLO and received cash distributions from DFR MM CLO of $4.1 million and $7.9 million, respectively. These cash distributions included $3.9 million and $7.5 million related to our investment in the subordinated notes for the three and six months ended June 30, 2010, respectively, and $0.2 million and $0.4 million in interest on our investment in debt for the three and six months ended June 30, 2010, respectively. Although we expect to receive future cash distributions on our investment in the subordinated notes, it is very difficult to predict the timing and amount of such future cash distributions.

Debt

As a result of the liquidation of our RMBS portfolio during the quarter, we no longer have any repurchase agreements outstanding as these had historically been used to finance that portfolio.

The following table summarizes our long-term debt as of June 30, 2011:

		Current
	Carrying	Weighted Average	Weighted Average
	Value	Borrowing Rate	Remaining Maturity
	(In thousands)		(In years)
Recourse:
March Junior Subordinated Notes (1)	$95,000	1.00%	24.4
October Junior Subordinated Notes (2)	25,000	3.77%	24.4
Convertible Notes (3)	17,115	8.00%	6.5
Total Recourse	137,115	2.38%	22.1
Non-Recourse:
DFR MM CLO (4)	147,973	1.20%	8.1
Consolidated Investment Products (5)	7,567,858	0.82%	8.7
Total Non-Recourse	7,715,831	0.83%	8.7
Total long-term debt	$7,852,946	0.85%	8.9

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

(3)                                  The Convertible Notes principal outstanding of $25.0 million is presented net of a $7.9 million discount, which includes $6.9 million originally allocated to the Embedded Derivative discussed in Note 10 to our condensed consolidated financial statements. The Convertible Notes currently pay interest at the 8.00% stated rate; however, including the discount, the effective rate of interest is 18.14%.

(4)                                  Excludes $19.0 million of DFR MM CLO debt that we own and eliminate upon consolidation. Had this debt been included the weighted-average borrowing rate would be 1.55% as of June 30, 2011.

(5)                                  Long-term debt of the CIP CLOs is recorded at fair value. This includes the fair value of the subordinated notes issued by the CIP CLOs. However, the subordinated notes do not have a stated interest rate and are therefore excluded from the calculation of the weighted average borrowing rate. The par value of the CIP CLOs long-term debt (including subordinated notes) was $8.5 billion as of June 30, 2011.

During the three and six months ended June 30, 2011, DFR MM CLO paid down $37.4 million and $57.7 million of its outstanding debt, respectively, as a result of certain structural provisions contained in its indenture. The carrying value of the assets held in DFR MM CLO, which are the only assets to which DFR MM CLO’s debt holders have recourse for repayment, was $207.3 million as of June 30, 2011

As a result of the Merger, we consolidated ten additional CIP CLOs which represented $3.9 billion in additional long-term debt as of June 30, 2011.  During the three and six months ended June 30, 2011, the CIP CLOs paid down $89.1 million and $110.5 million of their outstanding debt, respectively, and distributed $53.8 million and $78.0 million to the holders of their subordinated notes, respectively. The carrying value of the assets held in the CIP CLOs, which are the only assets to which the CIP CLO debt holders have recourse for repayment, was $8.4 billion as of June 30, 2011.

See Note 10 to our condensed consolidated financial statements for a discussion of our long-term debt.

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

The types of assets included in Level 1 are generally equity securities or derivatives listed on an exchange with active markets. We held no Level 1 securities as of June 30, 2011 and December 31, 2010.

Level 2—inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Our assets and liabilities generally included in this category are Agency RMBS, loans classified as either investments at fair value or loans held for sale where asset valuations are provided by independent pricing services, corporate bonds, long-term debt of our Consolidated Investment Products segment, interest rate derivatives and our total return swap.

Level 3—inputs to the valuation methodology include significant unobservable inputs to the fair value measurement. This includes situations where there is little, if any, market activity for the asset or liability.

Our assets and liabilities generally included in this category are corporate bonds, loans classified as either investments at fair value or loans held for sale where asset valuations are not provided by independent pricing services, warrants, subordinated notes of our Consolidated Investment Products segment and the conversion feature contained in our senior subordinated convertible notes, which is deemed an embedded derivative instrument.

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

Under ASC Topic 825—Financial Instruments (“ASC Topic 825”) we have elected the fair value option for RMBS, corporate bonds, derivatives, debt and subordinated notes of CLOs, certain loans held in our Principal Investing segment and all assets and liabilities in our Consolidated Investment Products segment. We have not elected the fair value option for loans held in DFR MM CLO. In connection with the adoption of the amendments to ASC Topic 810, we elected and applied the fair value option to measure, on an entity-by-entity basis, all of the eligible assets and liabilities of the CIP CLOs at fair value subsequent to the date of initial adoption of the amendments to ASC Topic 810. We also determined measuring the debt and subordinated notes issued by the CIP CLOs at fair value better correlates with the fair value of assets held by the CIP CLOs, which are held to provide the cash flows for the note obligations of the CIP CLOs.

Variable Interest Entities—ASC Topic 810 requires the consolidation of the assets, liabilities and results of operations of a VIE into the financial statements of the enterprise that is the primary beneficiary, through its controlling financial interest in the VIE. ASC Topic 810 provides a framework for determining whether an entity should be considered a VIE and evaluated for consolidation. Pursuant to this framework, we consider all parties to determine whether the entity is a VIE and, if so, whether our involvement with the entity results in a variable interest. If we determine that we do have a variable interest in the entity, we perform an analysis to determine whether we are the primary beneficiary. If we determine that we are the primary beneficiary, we consolidate the VIE into our condensed consolidated financial statements. A company is deemed to have a controlling financial interest in a VIE if it has both (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb the losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.

Other than DFR MM CLO, in which we own all the subordinated notes, we have a variable interest in each of the CLOs and CDOs we manage due to the provisions of their respective management agreements. As of June 30, 2011, we had direct investments in certain of those CLOs, which represented a small portion of the total debt and subordinated notes issued by the CLOs. Where we had a direct investment, it was typically in the unrated, junior subordinated tranches of the CLOs. These unrated, junior subordinated tranches, referred to herein as “subordinated notes,” took the form of either subordinated notes or preference shares. For a detailed description of CLOs see Note 4 to our condensed consolidated financial statements.

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

Goodwill—Goodwill represents the excess cost of a business combination over the fair value of the net assets acquired. Goodwill is tested for impairment annually or more frequently when events or changes in circumstances indicate the asset might be impaired. The evaluation of goodwill for impairment requires us to make estimates and exercise significant judgment. As of June 30, 2011, there were no events or changes in circumstances that would indicate that the current carrying amount of goodwill might be impaired; accordingly, we did not perform interim testing procedures.

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

Off-Balance Sheet Arrangements

Other than our exposures under the Warehouse TRS, as of June 30, 2011, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose or VIEs, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of June 30, 2011, we did not guarantee any obligations of unconsolidated entities, enter into any commitments or express intent to provide additional funding to any such entities.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and our Interim Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Change in Internal Control Over Financial Reporting

On April 13, 2011, we completed our Merger with Legacy CIFC which includes its existing information systems and internal controls over financial reporting that previously existed when Legacy CIFC was a separate company. In conducting our evaluation of the effectiveness of our internal control over financial reporting, we have elected to exclude Legacy CIFC from our evaluation as permitted under SEC rules.  We are currently in the process of evaluating and integrating Legacy CIFC’s historical internal controls over financial reporting with ours.  We expect to complete this integration within twelve months of the Merger.

Other than the change noted above, there have been no changes in our internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

There are inherent limitations in the effectiveness of any control system, including the potential for human error and the circumvention or overriding of the controls and procedures. Additionally, judgments in decision-making can be faulty and breakdowns can occur because of simple error or mistake. An effective control system can provide only reasonable, not absolute, assurance that the control objectives of the system are adequately met. Accordingly, our management, including our Chief Executive Officer and our Chief Financial Officer do not expect that our control system can prevent or detect all errors or fraud. Finally, projections of any evaluation or assessment of effectiveness of a control system to future periods are subject to the risks that, over time, controls may become inadequate because of changes in an entity’s operating environment or deterioration in the degree of compliance with policies or procedures.

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
3.2

Certificate of Ownership and Merger merging CIFC Corp., a Delaware corporation, into CIFC Deerfield Corp., a Delaware corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 19, 2011).

3.3	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 19, 2011).
**10.1

Retention Agreement by and between the Dan M. Hattori and Deerfield Capital Management LLC, dated as of April 14, 2011 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 20, 2011).

**10.2

Retention Agreement by and between the Robert A. Contreras and Deerfield Capital Management LLC, dated as of April 14, 2011 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 20, 2011).

**10.3	Amended Schedule to Interim Services Agreement, dated as of April 26, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 29, 2011).
**10.4	Amended Schedule to Interim Services Agreement, dated as of June 10, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 16, 2011).
**10.5

Letter Agreement between the CIFC Deerfield Corp. and Carl A. Colletti, dated as of May 6, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 12, 2011).

**10.6	Form of Restricted Stock Unit Award Unit Agreement for Independent Directors under the First Amended and Restated Stock Incentive Plan.*
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101

Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended June 30, 2011, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to Condensed Consolidated Financial Statements furnished herewith.

*    Filed herewith.

**  Compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CIFC DEERFIELD CORP.
(Registrant)

Date: August 15, 2011	By:	/s/ PETER GLEYSTEEN
Peter Gleysteen, Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 15, 2011	By:	/s/ CARL A. COLLETTI
Carl A. Colletti, Chief Financial Officer
(Principal Financial and Accounting Officer)