Form 10-Q
period 2011-09-30
CIFC Corp.
filed 2011-11-14
CIK 1313918

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

There were 20,255,430 shares of the registrant’s Common Stock outstanding as of November 11, 2011.

CIFC CORP.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

CERTAIN DEFINITIONS

Unless otherwise noted or the context otherwise requires, we refer to CIFC Corp. (formerly known as CIFC Deerfield Corp. and previously as Deerfield Capital Corp.) as “CIFC,” to CIFC and its subsidiaries as “we,” “us,” “our,” “our company” or “the Company,” to CIFC Asset Management LLC, one of our wholly-owned subsidiaries, as “CIFCAM,” to Deerfield Capital Management LLC, one of our indirect wholly-owned subsidiaries, as “DCM,” to CypressTree Investment Management, LLC, one of our indirect wholly-owned subsidiaries, as “CypressTree” and to Columbus Nova Credit Investments Management, LLC, one of our indirect wholly-owned subsidiaries, as “CNCIM.”

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

•                  our ability to complete future collateralized loan obligation (“CLO”) transactions, including our ability to effectively finance such transactions through warehouse facilities and the amounts we might be required to invest in new CLO transactions, and our ability to assume or otherwise acquire additional CLO management contracts on favorable terms, or at all;

•                  our ability to accumulate sufficient qualified loans in our warehouse facilities and our exposure to market price risk and credit risk of the loan assets held in such warehouse facilities;

•                  the impact of certain accounting policies, including the required consolidation of numerous investment products that we manage into our financial statements on i) investors’ understanding of our actual business and financial performance, and ii) our ability to clearly communicate management’s view of such actual business and financial performance;

•                  our ability to sell and/or liquidate investments held for sale in DFR Middle Market CLO Ltd.;

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

PART I.

ITEM 1.  UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

CIFC CORP. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
	2011	2010
	(In thousands, except share
	and per share amounts)
ASSETS
Cash and cash equivalents	$27,728	$50,106
Due from brokers	—	5,228
Restricted cash and cash equivalents	2,351	500
Investments and derivative assets at fair value, including zero and $258,597 pledged	—	266,063
Other investments	570	637
Loans, net of allowance for loan losses of zero and $350	—	62
Receivables	7,514	7,790
Prepaid and other assets	5,585	7,094
Deferred tax asset, net	65,732	68,843
Equipment and improvements, net	1,726	1,921
Intangible assets, net	61,055	23,369
Goodwill	67,924	11,323
Assets held in Consolidated Variable Interest Entities:
Due from brokers	12,030	38,099
Restricted cash and cash equivalents	562,633	330,195
Investments and derivative assets at fair value	7,503,114	3,821,682
Loans, net of allowance for loan losses of zero and $9,326	142,362	237,628
Receivables	23,976	19,616
Prepaid and other assets	2,110	2,666
Total assets held in Consolidated Variable Interest Entities	8,246,225	4,449,886
TOTAL ASSETS	$8,486,410	$4,892,822

LIABILITIES
Repurchase agreements	$—	$246,921
Due to brokers	—	11,544
Derivative liabilities	3,730	11,155
Accrued and other liabilities	11,206	12,450
Deferred purchase payments	9,581	4,654
Contingent liabilities at fair value	38,920	—
Long-term debt	137,281	136,805
Liabilities held in Consolidated Variable Interest Entities:
Due to brokers	192,843	166,202
Derivative liabilities	9,229	2,728
Accrued and other liabilities	107	430
Interest payable	10,640	5,371
Long-term debt	122,291	205,673
Long-term debt at fair value	7,525,265	3,663,337
Total liabilities held in Consolidated Variable Interest Entities	7,860,375	4,043,741
TOTAL LIABILITIES	8,061,093	4,467,270

EQUITY
Preferred stock, par value $0.001:
100,000,000 shares authorized; 14,999,992 shares issued and zero outstanding	—	—
Common stock, par value $0.001:
500,000,000 shares authorized; 20,255,430 and 11,000,812 shares issued and outstanding	20	11
Additional paid-in capital	940,961	886,890
Accumulated other comprehensive income (loss)	—	(12)
Accumulated deficit	(801,321)	(791,234)
TOTAL CIFC CORP. STOCKHOLDERS’ EQUITY	139,660	95,655
Appropriated retained earnings of Consolidated Variable Interest Entities	285,657	329,897
TOTAL EQUITY	425,317	425,552

TOTAL LIABILITIES AND EQUITY	$8,486,410	$4,892,822

See notes to condensed consolidated financial statements.

CIFC CORP. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(In thousands, except share and per share amounts)
Revenues
Investment advisory fees	$3,108	$2,378	$8,121	$9,056
Net interest income:
Interest income	1	2,182	3,329	6,495
Interest expense	1	246	349	731
Net interest income	—	1,936	2,980	5,764
Total net revenues	3,108	4,314	11,101	14,820

Expenses
Compensation and benefits	5,262	4,490	14,225	10,408
Professional services	1,544	1,363	3,884	3,534
Insurance expense	435	766	1,324	2,159
Other general and administrative expenses	748	943	2,437	3,850
Depreciation and amortization	4,907	1,931	11,572	10,694
Occupancy	440	418	1,037	1,294
Impairment of intangible assets	—	2,398	1,104	2,566
Restructuring charges	783	—	4,104	—
Total expenses	14,119	12,309	39,687	34,505

Other Income (Expense) and Gain (Loss)
Net gain (loss) on investments, loans, derivatives and liabilities	4,588	(4,906)	5,095	(2,447)
Corporate interest expense	(1,445)	(1,424)	(4,222)	(5,318)
Strategic transactions expenses	(71)	—	(1,459)	(4,022)
Net gain on the discharge of the Senior Notes	—	—	—	17,418
Other, net	4	3	7	(961)
Net other income (expense) and gain (loss)	3,076	(6,327)	(579)	4,670

Operating income (loss)	(7,935)	(14,322)	(29,165)	(15,015)

Results of Consolidated Variable Interest Entities
Net gain (loss) from activities of Consolidated Variable Interest Entities	(218,335)	(12,640)	(309,844)	(21,355)
Expenses of Consolidated Variable Interest Entities	(1,847)	(933)	(4,794)	(2,430)
Net results of Consolidated Variable Interest Entities	(220,182)	(13,573)	(314,638)	(23,785)

Loss before income tax expense (benefit)	(228,117)	(27,895)	(343,803)	(38,800)
Income tax expense (benefit)	(3,386)	1,699	(4,523)	1,701

Net loss	(224,731)	(29,594)	(339,280)	(40,501)
Net loss attributable to noncontrolling interest and Consolidated Variable Interest Entities	218,807	21,575	329,193	50,202
Net income (loss) attributable to CIFC Corp.	$(5,924)	$(8,019)	$(10,087)	$9,701

Earnings (loss) per share -
Basic	$(0.29)	$(0.70)	$(0.59)	$1.12
Diluted	$(0.29)	$(0.70)	$(0.59)	$1.11

Weighted-average number of shares outstanding -
Basic	20,426,118	11,397,864	17,038,258	8,698,602
Diluted	20,426,118	11,397,864	17,038,258	8,740,244

See notes to condensed consolidated financial statements.

CIFC CORP. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,
	2011	2010
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(339,280)	$(40,501)
Adjustments to reconcile net loss to net cash provided by operating activities:
Net premium and discount amortization on investments, loans and debt issuance costs	2,593	5,466
Share-based compensation	555	409
Issuance of stock warrants	—	529
Net sales (purchases) of investments at fair value	263,420	(122,973)
Net (gain) loss on investments at fair value	(2,209)	(2,757)
Net loss on liabilities at fair value	4,501	1
Net other (gains) losses	81	(36)
Net (gains) losses on loans	37	(1,815)
Net gain on the discharge of the Senior Notes	—	(17,418)
Net changes in undesignated derivatives	(7,416)	6,615
Amortization of net loss on previously designated derivatives	—	31
Depreciation and amortization	11,572	10,694
Impairment of intangible assets	1,104	2,566
Lease expense greater (less) than payments	7	(398)
Deferred income tax benefit	(2,627)	—
Consolidated Variable Interest Entity Related:
Net premium and discount amortization on investments, loans and debt issuance costs	(2,291)	(2,835)
Net sales (purchases) of investments at fair value	35,734	97,926
Net (gain) loss on investments at fair value	266,910	(97,713)
Net loss on liabilities at fair value	200,655	206,276
Net gain on loans	(1,513)	(5,610)
Net other (gains) losses	19	—
Provision for loan losses	15,413	7,582
Net changes in undesignated derivatives	2,806	(3,904)
Changes in operating assets and liabilities:
Due from brokers	5,228	(7,550)
Receivables	1,053	(5,708)
Prepaid and other assets	1,593	(408)
Deferred tax asset	—	—
Due to brokers	(11,544)	17,249
Accrued and other liabilities	(3,897)	2,310
Consolidated Variable Interest Entity Related:
Due from brokers	36,624	7,420
Receivables	4,646	(9,570)
Prepaid and other assets	33	38
Due to brokers	(92,476)	49,582
Accrued and other liabilities	(942)	2,999
Net cash provided by operating activities	390,389	98,497

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted cash and cash equivalents	(1,728)	2,382
Proceeds from the sale of investments at fair value previously classified as available-for-sale	2,601	145,432
Principal receipts on investments at fair value previously classified as available-for-sale	315	23,779
Proceeds from sale of loans held for investment	—	2,088
Principal receipts on loans held for sale previously classified as held for investment	11	23
Proceeds from sale of loans held for sale previously classified as held for investment	—	2,186
Proceeds from sale of other investments	—	2
Net cash (paid) acquired from the Merger and the Acquisition	(4,306)	2,470
Purchases of equipment and improvements	(35)	(1,559)
Consolidated Variable Interest Entity Related:
Change in restricted cash and cash equivalents	30,326	(41,933)
Origination and purchase of loans held for investment	—	(121,370)
Principal receipts on loans held for investment	72,051	70,772
Proceeds from sale of loans held for investment	6,303	52,706
Principal receipts on loans held for sale previously classified as held for investment	157	—
Proceeds from sale of loans held for sale previously classified as held for investment	4,106	4,688
Net cash provided by investing activities	109,801	141,666

CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments under repurchase agreements	(246,921)	(50,118)
Proceeds from issuance of long-term debt	—	25,000
Payments made on long-term debt	—	(55,000)
Payment of stock and debt issuance costs	(1,934)	(1,170)
Payments on contingent liabilities	(4,618)	—
Consolidated Variable Interest Entity Related:
Proceeds from issuance of long-term debt	105,700	—
Payments made on long-term debt	(374,813)	(157,388)
Net distributions of noncontrolling interest	—	(12,204)
Net cash used in financing activities	(522,586)	(250,880)

Foreign currency translation	18	(13)

Net increase (decrease) in cash and cash equivalents	(22,378)	(10,730)
Cash and cash equivalents at beginning of period	50,106	48,711
Cash and cash equivalents at end of period	$27,728	$37,981

SUPPLEMENTAL DISCLOSURE:
Cash paid for interest	$3,777	$4,877
Cash paid for income taxes	2,446	1,416
Consolidated Variable Interest Entity Related:
Cash paid for interest	42,535	19,383

See notes to condensed consolidated financial statements.

CIFC CORP. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION

CIFC Corp. (formerly known as CIFC Deerfield Corp. and previously as Deerfield Capital Corp.) (“CIFC” and, together with its subsidiaries, “us,” “we” or “our”) is a Delaware corporation that manages client assets, including collateralized loan obligations (“CLOs”), which have senior secured corporate loans (“SSCLs”) as the primary investments.  We earn investment advisory fees from managing investment products, principally the CLOs and also collateralized debt obligations (“CDOs”), which primarily invest in corporate debt and asset-backed securities (“ABS”), and other investment vehicles. We also manage our own fixed income investments.  These fixed income investments currently include SSCLs and other corporate debt and formerly included residential mortgage backed securities (“RMBS”). On April 13, 2011, we completed a merger with Commercial Industrial Finance Corp. (“Legacy CIFC”).  See Note 3 for a description of the merger.

Business Overview

We have historically reported our business in three segments, Investment Management, Principal Investing and Consolidated Investment Products.  As a result of the merger with Legacy CIFC (the “Merger”), and a shift to focus on our core investment management operations, management re-evaluated how it views the business.  As of September 30, 2011, we now view the business and its results of operations on an overall consolidated basis.  This is a result, in part, of the Merger and associated changes in our strategy to focus on the core asset management business. These factors resulted in changes to our internal management and reporting structure such that our historical Principal Investing and Consolidated Investment Products segments no longer meet the requirements of reportable segments on a stand-alone basis.  As a result, in the third quarter of 2011, we determined that we have only one reportable operating segment.  Information we have historically presented on a segment basis will now be presented on a consolidated basis.

We establish and manage investment products for various types of investors, including pension funds, hedge funds and other asset management firms, banks, insurance companies and other types of institutional investors located primarily in the U.S., Europe, North Asia and Australia.  Our existing investment products are primarily CLOs and also include CDOs and other investment vehicles.  For a detailed description of CLOs see Collateralized Loan Obligations (CLOs) in Note 4.  These investment products are special purpose entities that pool the capital contributions of multiple investors. The investment advisory fees paid to us by these investment products are our primary source of revenue and are generally paid on a quarterly basis and are ongoing as long as we manage the products. Investment advisory fees typically consist of management fees based on the amount of assets held in the investment product and, in certain cases, incentive fees based on the returns generated for certain investors. These activities had historically been included within our Investment Management segment.

We also manage, primarily through DFR Middle Market CLO Ltd. (“DFR MM CLO”), our own fixed income investments, which include SSCLs and other corporate debt. We consolidate the investments of DFR MM CLO because we own all of its subordinated notes. Historically, our fixed income investments also included significant investments in RMBS until we made the decision to liquidate this portfolio during the second quarter of 2011. Income from our fixed income investments are influenced by four factors: (i) the difference between the interest income we earn on our investment portfolio and the cost of our borrowings net of hedges, if any, (ii) the net recognized gains and losses, if any, on our investment portfolio, (iii) provision for loan losses, if any, and (iv) the volume or aggregate amount of such investments. The majority of these activities had historically been included within our Principal Investing segment.

We are required to consolidate the assets and liabilities of certain CLOs and CDOs and other entities we manage in accordance with consolidation guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810—Consolidation (“ASC Topic 810”), as amended by Accounting Standards Update (“ASU”) 2009-17 (“ASU 2009-17”).  See Principles of Consolidation in Note 2 for additional information. The activities of the majority of these consolidated entities had historically been included within our Consolidated Investment Products segment.

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

Principles of Consolidation—The condensed consolidated financial statements include the financial statements of CIFC and (i) our wholly-owned subsidiaries, (ii) subsidiaries in which we have a controlling interest and (iii) certain other entities known under GAAP as “variable interest entities” (and referred to herein as “VIEs”) with respect to which we are deemed under ASC 810 to be the “primary beneficiary”. All intercompany balances and transactions have been eliminated upon consolidation. This consolidation, particularly with respect to the VIEs, significantly impacts our financial statements.

Variable Interest Entities—ASC Topic 810 requires the consolidation of the assets, liabilities and results of operations of a VIE into the financial statements of the enterprise that is the VIE’s “primary beneficiary”, through its controlling financial interest in the VIE. ASC Topic 810 also provides a framework for determining whether an entity should be considered a VIE and accordingly evaluated for consolidation. Pursuant to this framework, we consider all relevant facts to determine whether an entity is a VIE and, if so, whether our relationship with the entity (whether contractual, through direct investments in the entity, or otherwise) results in a “variable interest”. If we determine that we do have a variable interest in the entity, we perform an analysis to determine whether we are deemed to be the primary beneficiary.

For CLOs and CDOs, if we are deemed to (i) have the power to direct the activities of the CLO or CDO that most significantly impact the economic performance and (ii) either the obligation to absorb losses or the right to receive benefits that could be significant to the CLO or CDO, then we are deemed to be the primary beneficiary of the CLO or CDO and are required to consolidate the CLO or CDO. Generally, our contractual relationship as collateral manager of the CLOs and CDOs described herein satisfies criteria (i) of the prior sentence and our ownership interests in and/or ability to earn certain performance or other management fees in certain of our CLOs and CDOs can (but does not always) satisfy criteria (ii). As a result of ASC 810, we have determined that we must consolidate 21 of the 43 CLOs and CDOs that we manage, as described below in further detail.

Other than DFR MM CLO, in which we own all the subordinated notes, we have a variable interest in each of the CLOs and CDOs we manage due to the provisions of their respective management agreements and direct investments in certain of the CLOs. With respect to these direct investments, as of September 30, 2011, we own a small portion of the total debt and subordinated notes issued by the CLOs. Where we had a direct investment, it was typically in the unrated, junior subordinated tranches of the CLOs. These unrated, junior subordinated tranches, referred to herein as “subordinated notes,” took the form of either subordinated notes or preference shares. For a detailed description of CLOs see Note 4.

In addition to the DFR MM CLO, which was historically consolidated under ASC Topic 810, effective January 1, 2010, we consolidate six additional CLOs and one CDO as a result of the adoption of the amendments to ASC Topic 810. In conjunction with the acquisition of Columbus Nova Credit Investments Management, LLC (“CNCIM”), effective June 9, 2010, we consolidate four additional CLOs (the “CNCIM CLOs”).  In conjunction with the merger with Legacy CIFC, effective April 13, 2011, we consolidate ten additional CLOs (the “CIFC CLOs”) (which, together with the ten CLOs and one CDO we previously consolidated, we refer to as the “Consolidated CLOs”).  As of September 30, 2011, our Consolidated CLOs included a total of 20 CLOs and one CDO.  See Consolidated CLOs in Note 4 for additional discussion of our Consolidated CLOs.

As of September 30, 2011, we had a variable interest in 21 additional CLOs and CDOs that were not consolidated as we are not the primary beneficiary with respect to those VIEs. Our maximum exposure to loss associated with unconsolidated CLOs and CDOs is limited to future investment advisory fees and receivables. We recorded investment advisory fee receivables totaling $0.8 million and $1.0 million from the unconsolidated CLOs and CDOs as of September 30, 2011 and December 31, 2010, respectively.

We also consolidate a special purpose vehicle, CIFC Funding 2011-I, Ltd. (the “Warehouse SPV”), under ASC Topic 810.  During the second quarter of 2011, the Warehouse SPV entered into a total return swap (the “Warehouse TRS”) agreement with Citibank, N.A. (“Citibank”). The reference obligations under the Warehouse TRS agreement are SSCLs which we intend to eventually include within an expected new CLO to be issued by the Warehouse SPV and managed by CIFC Asset Management LLC (“CIFCAM”).  See Total Return Swap in Note 7 for more information on the Warehouse TRS.

Goodwill—Goodwill represents the excess cost of a business combination over the fair value of the net assets acquired. Goodwill is tested for impairment annually or more frequently when events or changes in circumstances indicate the asset might be impaired. The evaluation of goodwill for impairment requires us to make estimates and exercise significant judgment. During the three months ended September 30, 2011, there were no events or changes in circumstances that would indicate that the current carrying amount of goodwill might be impaired; accordingly, we did not perform an interim impairment test. Our next annual impairment test of  goodwill will be performed and completed in the fourth quarter of 2011.

Correction of Prior Period Presentation — Subsequent to the issuance of the Company’s financial statements for the year ended December 31, 2010, we identified an omitted disclosure in the presentation of the assets and liabilities of the DFR MM CLO on the consolidated balance sheets.  As a result of the adoption of ASU 2009-17, in 2010, assets and liabilities of consolidated variable interest entities should be separately presented within a Company’s consolidated balance sheets, with parenthetical presentation as one acceptable method.  Historically only the assets and liabilities of the Consolidated CLOs were separately presented, thus the balance sheet as of December 31, 2010 has been corrected to separately present the assets and liabilities of the DFR MM CLO under the captions Assets and Liabilities of Consolidated Variable Interest Entities, aggregated with the assets and liabilities of the Consolidated CLOs.  This correction had no impact on total assets, liabilities, net income or cash flows.

Reclassifications—Certain amounts in the condensed consolidated financial statements as of December 31, 2010 and for the three and nine months ended September 30, 2010 have been reclassified to conform to the presentation as of September 30, 2011 and for the three and nine months ended September 30, 2011.  These reclassifications have been made primarily to more clearly present information about our consolidated variable interest entities within our condensed consolidated financial statements.

Condensed Consolidated Statements of Operations — Statement of operations activities related to the Consolidated CLOs, DFR MM CLO and the Warehouse TRS are now presented within the section “Results of Consolidated Variable Interest Entities”.  Net gain (loss) from activities of Consolidated Variable Interest Entities includes activities of variable interest entities previously presented within interest income, interest expense, provision for loan losses, net gain (loss) on investments, loans, derivatives and liabilities and other, net.  See Note 8 for the details of the components of net gain (loss) from activities of Consolidated Variable Interest Entities.  In addition, interest expense related to our corporate debt has been reclassified from interest expense within the “Revenues” section to corporate interest expense within the “Other Income (Expense) and Gain (Loss)” section.  Interest expense within the “Revenues” section now primarily includes interest expense related to repurchase agreements used to finance our RMBS portfolio prior to the liquidation of the portfolio during the second quarter of 2011.

Condensed Consolidated Statements of Cash Flows — Cash flows of the Consolidated CLOs, DFR MM CLO and the Warehouse TRS have now been presented separately within the condensed consolidated statements of cash flows to conform with the presentation of the Balance Sheet and Statement of Operations.

Significant Accounting Policies — Our significant accounting policies are discussed in the Notes to the Consolidated Financial Statements included in our 2010 10-K.

Recent Accounting Updates

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosure—Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 amended ASC Topic 820—Fair Value Measurements and Disclosures (“ASC Topic 820”) to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements. ASU 2010-06 also clarified existing fair value disclosures about the level of disaggregation as well as inputs and valuation techniques used to measure fair value. We adopted in 2010 ASU 2010-06, with the exception of the requirement to provide disclosure of the Level 3 activity of purchases, sales, issuances and settlements on a gross basis, which we adopted in 2011. See Note 5 for required fair value disclosures, including the amendments to ASC Topic 820.

In April 2011, the FASB issued ASU No. 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring (“ASU 2011-02”). ASU 2011-02 amends ASC Topic 310 to provide new guidance to assist creditors in determining if a restructuring constitutes a troubled debt restructuring, thus requiring specific disclosures outlined in ASC Topic 310. ASU 2011-02 became effective for interim and annual periods beginning on or after June 15, 2011, and will be applied retrospectively to the beginning of the annual period of adoption. As such we have adopted the amendments to ASC Topic 310 for the three and nine months ended September 30, 2011, and the adoption did not have an impact on our condensed consolidated financial statements.  See Note 6 for the required disclosure relating to troubled debt restructurings during the three and nine months ended September 30, 2011.

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

In September 2011, the FASB issued ASU No. 2011-8, Testing Goodwill for Impairment (“ASU 2011-8”).  ASU 2011-8 amends ASC Topic 350 — Intangibles — Goodwill and Other to simplify how entities test goodwill for impairment.  The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary.  However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. ASU 2011-8 will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. We do not intend to early adopt and do not expect this guidance to have any material impact on our condensed consolidated financial statements.

3. MERGER WITH LEGACY CIFC

On April 13, 2011 (the “Merger Closing Date”), we completed the Merger with Legacy CIFC. As a result of the Merger, Legacy CIFC became CIFC Asset Management LLC (“CIFCAM”) and a wholly-owned subsidiary of CIFC. The consideration for the Merger paid or payable to CIFC Parent Holdings, LLC (“CIFC Parent”), the sole stockholder of Legacy CIFC, consisted of (i) 9,090,909 shares of our common stock (the “Stock Consideration”), (ii) $7.5 million in cash, payable in three equal installments of $2.5 million (subject to certain adjustments), the first of which was paid on the Merger Closing Date and the remaining of which are payable on the first and second anniversaries of the Merger Closing Date, (iii) $4.2 million in cash as consideration for the cash balance at Legacy CIFC on the Merger Closing Date (adjusted for certain items), (iv) out-of pocket costs and expenses incurred by Legacy CIFC and CIFC Parent in connection with the Merger of approximately $2.9 million, (v) the first $15.0 million of incentive fees received by the combined company from certain CLOs currently managed by CIFCAM, (vi) 50% of any incentive fees in excess of $15.0 million in the aggregate received by the combined company over the next ten years from certain CLOs currently managed by CIFCAM and (vii) payments relating to the present value of any such incentive fees from certain CLOs currently managed by CIFCAM that remain payable to the combined company after the tenth anniversary of the Merger Closing Date.  The Merger is reflected in our condensed consolidated financial statements as of September 30, 2011, and for the period from the Merger Closing Date to September 30, 2011.

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

(4)           Represents the fair value of fixed deferred payments to CIFC Parent per the Agreement and Plan of Merger dated as of December 21, 2010, (as amended from time to time, the “Merger Agreement”). These payments total $5.0 million and are to be paid in two equal annual installments of $2.5 million, with the first payment being made on the first anniversary of the Merger Closing Date. The $2.5 million payments are not contingent on any performance, but rather are due as a result of the passage of time and were discounted to arrive at an estimated fair value.

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

The following is a summary of the recognized amounts of assets acquired and liabilities assumed as a result of the Merger:

(In thousands)
Cash and cash equivalents	$5,146
Restricted cash and cash equivalents	122
Receivables	5,144
Prepaid and other assets	330
Equipment and improvements, net	234
Accrued and other liabilities	(2,537)
Net deferred tax liabilities (1)	(5,888)
Contingent liabilities (1)	(19,244)
Additional paid-in capital adjustment	(83)
Identifiable intangible assets	49,900
Excess of purchase consideration over identifiable net assets acquired - goodwill (1)	56,601
$89,725

(1)           Items included adjustments since the initial purchase accounting disclosed as of June 30, 2011.  Net deferred tax liabilities were increased by $0.6 million and contingent liabilities decreased by $1.1 million, resulting in a decrease to goodwill of $0.5 million.

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
	$49,900

The fair value of the intangible assets related to the investment management contracts of CIFCAM and its wholly-owned subsidiary, CypressTree Investment Management, LLC (“CypressTree”), were determined utilizing an excess earnings approach based upon projections of future investment advisory fees from the CLOs. Significant inputs to the investment advisory fee projections include the structure of the CLOs and estimates related to loan default rates, recoveries and discount rates.  The intangible assets related to the management contracts are amortized based on a ratio of expected discounted cash flows from the contracts over the expected remaining useful life. The fair value of the intangible assets related to the “Commercial Industrial Finance Corp.” and “CIFC” trade names and technology were determined utilizing a relief from royalty method applied to expected cash flows and are amortized on a straight-line basis over their estimated remaining useful lives. The fair value of the intangible assets associated with the non-compete agreements was determined using a lost cash flows analysis and are amortized on a straight-line basis over the estimated remaining useful life.

The Company recorded amortization expense of $3.1 million and $6.0 million for the three and nine months ended September 30, 2011, respectively, related to the amortization of the intangible assets acquired.  The following table presents expected remaining amortization expense of the identifiable intangible assets acquired as of September 30, 2011:

(In thousands)

2011	$2,989
2012	11,566
2013	10,206
2014	7,594
2015	5,127
Thereafter	6,413
$43,895

The contingent liabilities assumed in the Merger primarily represent contingent consideration related to Legacy CIFC’s acquisition of CypressTree on December 1, 2010 and contingent liabilities Legacy CIFC assumed in its acquisition of CypressTree related to required payments to the prior sellers of CypressTree and the broker of that sale.  These contingent liabilities are based on a fixed percentage of certain advisory fees from the CypressTree CLOs.  These fixed percentages vary by CLO and have a minimum fixed percentage of 55%.  These contingent liability valuations are based on discounted cash flow projections of future investment advisory fees earned on the CLOs managed by CypressTree.  These contingent liabilities and the contingent deferred payment liabilities for the Merger will be remeasured at fair value at each reporting date and recorded within contingent liabilities on the condensed consolidated balance sheets.  The estimated fair value of the contingent liabilities are as follows:

	Estimated Fair Value
	Closing Date	September 30, 2011
	(In thousands)

Contingent liabilities assumed	$19,244	$17,448
Contingent deferred payments for the Merger	19,793	21,472
Total contingent liabilities	$39,037	$38,920

The following table presents the changes in fair value of contingent liabilities recorded within net gain (loss) on investments, loans, derivatives and liabilities on the condensed consolidated statements of operations:

	Three months ended	Nine months ended
	September 30, 2011
	(In thousands)

Contingent liabilites assumed	$(730)	$(930)
Contingent deferred payments for the Merger	(870)	(3,571)
Total net gain (loss) on contingent liabilites	$(1,600)	$(4,501)

Goodwill of $56.6 million is the excess of the total purchase consideration over the identifiable tangible and intangible assets acquired in the Merger. Goodwill relates to (i) the additional strategic opportunities that we believe will be available to us as a result of our increased scale, improved financial condition, an experienced management team and the addition of the CIFCAM CLO fund family, which has market-leading performance in the U.S.-managed CLO segment, (ii) the issuance of new CLOs and other investment products based on our corporate credit expertise and (iii) the expected cost synergies from the Merger.

The Merger with Legacy CIFC was a nontaxable business combination.  Consequently, the future amortization expense related to approximately $37.7 million of the identifiable intangible assets associated with the CLOs managed by CIFCAM will not be deductible for income tax purposes.  In accordance with GAAP applicable to nontaxable business combinations, we recorded a deferred tax liability of approximately $17.2 million for the future amortization of these intangible assets.  Other taxable or deductible temporary differences related primarily to Legacy CIFC’s net operating loss carryforwards and its acquisition of CypressTree resulted in a net deferred tax asset of approximately $11.3 million.  The net deferred tax liability from all of these temporary differences was $5.9 million and this amount was added to goodwill.

Management is currently in the process of reviewing the final purchase price calculations related to identifiable intangible assets, goodwill, net deferred tax liabilities and contingent liabilities.

We have expensed Merger-related costs (other than those related to stock issuance) as incurred.  For the three and nine months ended September 30, 2011, we incurred costs related to the Merger of $0.2 million and $3.3 million, respectively, offset by $0.1 million and $1.8 million of reclassifications to additional paid-in capital for stock issuance costs for the same periods, for a net expense of $0.1 million and $1.5 million during the three and nine months ended September 30, 2011, respectively recorded within strategic transactions expenses in the condensed consolidated statements of operations.

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

Unaudited Pro Forma Financial Information

During the three and nine months ended September 30, 2011, we recognized net revenues of $7.8 million and $11.7 million, respectively, ($6.7 million and $9.8 million of which are eliminated upon consolidation during the three and nine months ended September 30, 2011, respectively) and net loss attributable to CIFC Corp. of $10.6 million and $16.8 million, respectively, related to CIFCAM and CypressTree. As a result of the Merger, we began to consolidate ten CIFC CLOs and as of September 30, 2011, we consolidated assets of $4.2 billion and non-recourse liabilities of $4.0 billion related to the CIFC CLOs. For the three and nine months ended September 30, 2011, we recorded net losses of $93.6 million and $162.5 million, respectively, related to the consolidation of the CIFC CLOs within net results of Consolidated Variable Interest Entities.

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

This unaudited pro forma combined financial information is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the Merger or the Transactions had been consummated during the period or as of the dates for which pro forma data is presented, nor is it necessarily indicative of future operating results of CIFC.  The pro forma combined financial information for the three and nine months ended September 30, 2011 and 2010 does not give effect to the application of ASC Topic 810 for the period prior to the Merger as it relates to the CIFC CLOs and for the period prior to the CNCIM acquisition as it relates to the four CNCIM CLOs.  In addition, the pro forma combined financial information for the three and nine months ended September 30, 2010 does not give effect to the Legacy CIFC acquisition of CypressTree for the period prior to the December 1, 2010 acquisition.

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(In thousands, except for per share data)
Total net revenue	$3,109	$9,436	$22,826	$34,305
Total expenses	(13,854)	(18,608)	(43,296)	(54,980)
Total other income (expense) and gain (loss)	4,522	(4,883)	7,623	(3,474)
Total results of Consolidated Variable Interest Entities	(220,184)	4,042	(322,048)	8,485
Total income tax expense	2,651	(1,876)	(504)	(3,382)
Net income (loss)	$(223,756)	$(11,889)	$(335,399)	$(19,046)

Net income (loss) attributable to CIFC Corp.	$(4,919)	$(7,793)	$(6,206)	$(793)
Net income (loss) attributable to CIFC Corp. per share - basic	$(0.24)	$(0.38)	$(0.30)	$(0.04)
Net income (loss) attributable to CIFC Corp. per share - diluted	$(0.24)	$(0.38)	$(0.30)	$(0.04)

4. CLOS AND CONSOLIDATED VARIABLE INTEREST ENTITIES

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

CLOs typically issue multiple tranches of debt and subordinated note securities with varying ratings and levels of subordination to finance the purchase of investments. These securities receive interest and principal payments from the CLO in accordance with an agreed upon priority of payments, commonly referred to as the “waterfall.” The most senior notes, generally rated AAA/Aaa, commonly represent the majority of the total liabilities of the CLO. This tranche of notes is issued at a specified spread over LIBOR and normally has the first claim on the earnings on the CLO’s investments after payment of certain fees and expenses. The mezzanine tranches of rated notes generally have ratings ranging from AA/Aa to BB/Ba and also are usually issued at a specified spread over LIBOR with higher spreads paid on the tranches with lower ratings. Each tranche is typically only entitled to a share of the earnings on the CLOs’ investments if the required interest and principal payments have been made on the more senior tranches. The most junior tranche can take the form of either subordinated notes or preference shares and is referred to as the CLO’s “subordinated notes.” The subordinated notes generally do not have a stated coupon but are entitled to residual cash flows from the CLOs’ investments after all of the other tranches of notes and certain other fees and expenses are paid.  The majority of the subordinated notes of the CLOs we manage are owned by third parties. See Note 14 for disclosure of ownership of CLOs we manage by related parties. We own all of the subordinated notes of the DFR MM CLO and a significantly smaller portion of the subordinated notes of certain of the other CLOs we manage.  Our two principal stockholders own, either directly or indirectly, subordinated notes in ten of the Consolidated CLOs and two CLOs which we manage but do not consolidate.

CLOs, which are designed to serve as investments for third party investors, generally have an investment manager that selects and actively manages the underlying assets to achieve target investment performance, including avoidance of loss.  In exchange for these services, CLO managers receive investment advisory fees which typically consist of management fees based on the amount of assets held in the investment product and, in certain cases, incentive fees based on the returns generated for certain investors.  CLOs also generally appoint a trustee, custodian and collateral administrator, who are responsible for holding a CLO’s investments, collecting investment income and distributing that income in accordance with specified parameters (usually referred to as a “waterfall” or “application of proceeds”).

Consolidated Variable Interest Entities

Consolidated CLOs

We consolidated the 21 Consolidated CLOs with assets of $8.0 billion and non-recourse liabilities of $7.7 billion into our condensed consolidated financial statements as of September 30, 2011. The Consolidated CLOs include the ten CIFC CLOs we consolidated effective April 13, 2011 in conjunction with the Merger. The CIFC CLOs include six CLOs managed by CIFCAM and four CLOs managed by CypressTree and, as of September 30, 2011, we consolidated assets of $4.2 billion and non-recourse liabilities of $4.0 billion related to these CLOs. Although we consolidate 100% of the assets, liabilities and subordinated notes of the Consolidated CLOs, our maximum exposure to loss related to the Consolidated CLOs is limited to our investments and beneficial interests in the Consolidated CLOs ($7.1 million and $9.3 million as of September 30, 2011 and December 31, 2010, respectively), our investment advisory fee receivables from the Consolidated CLOs ($2.2 million and $1.2 million as of September 30, 2011 and December 31, 2010, respectively), and our future investment advisory fees, all of which are eliminated upon consolidation.

The assets of each of the Consolidated CLOs are held solely as collateral to satisfy the obligations of the respective Consolidated CLO. We do not own and have no right to the benefits from, nor do we bear the risks associated with, the assets held by the Consolidated CLOs beyond our minimal direct investments and beneficial interests in, and investment advisory fees generated from, the Consolidated CLOs. If CIFC were to liquidate, the assets of the Consolidated CLOs would not be available to the general creditors of CIFC, and as a result, we do not consider them our assets. Additionally, the investors in the Consolidated CLOs have no recourse to our general assets for the debt issued by the Consolidated CLOs. Therefore, this debt is not our obligation.

We have elected the fair value option for all assets and liabilities of the Consolidated CLOs. We have determined that, although the subordinated notes of the Consolidated CLOs have certain characteristics of equity, they are recorded as debt on our condensed consolidated balance sheets, as the subordinated notes have a stated maturity indicating a date on which they are mandatorily redeemable and redemption is required only upon liquidation or termination of the CLO and not upon liquidation or termination of CIFC.

Net losses recorded for the Consolidated CLOs are not indicative of the cash flow distributions we receive from the Consolidated CLOs. For the three and nine months ended September 30, 2011, net losses of $218.8 million and $329.2 million, respectively, were recorded in our condensed consolidated statements of operations related to the Consolidated CLOs. For the three and nine months ended September 30, 2010, net losses of $21.6 million and $50.2 million, respectively, were recorded in our condensed consolidated statements of operations related to the Consolidated CLOs.

We receive cash flow distributions from the Consolidated CLOs consisting of investment advisory fees, and, to the extent that we have debt, subordinated notes or other investments in our Consolidated CLOs, interest and distributions on such investments, which are eliminated in consolidation. The following table presents the components of the cash flow distributions from the Consolidated CLOs before eliminations:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(In thousands)

Investment advisory fees	$12,619	$4,402	$30,304	$11,271
Interest on debt investments	34	66	104	186
Subordinated note distributions	746	561	2,439	765
Total cash flow distributions	$13,399	$5,029	$32,847	$12,222

DFR MM CLO

We have consolidated the DFR MM CLO since its inception in 2007 and did not elect the fair value option for the assets and liabilities of DFR MM CLO.  As we no longer intend to hold the loans within DFR MM CLO to maturity, as of September 30, 2011, all loans held within DFR MM CLO were reclassified to loans held for sale from loans held for investment. Both loans held for sale and loans held for investment are components of loans, net of allowance for loan losses, as reflected on the condensed consolidated balance sheet. See Note 6 for additional information regarding the reclassification of the loans within DFR MM CLO to held for sale.  The long-term debt of DFR MM CLO is carried at par.  We consolidated assets of $173.3 million and liabilities of $122.7 million related to DFR MM CLO as of September 30, 2011.

Although we consolidate 100% of the assets and liabilities of DFR MM CLO, our maximum exposure to loss on our investment in this entity is limited to our initial investment of $69.0 million ($50.0 million of subordinated notes and $19.0 million of debt). The economic impact of our investment in DFR MM CLO is determined by the cash distributed to us on our investment therein which, from the date of our initial investment through September 30, 2011, has totaled $48.1 million on our subordinated notes investment and $4.5 million in interest on our debt investment. The DFR MM CLO’s debt holders have recourse only to the assets of the DFR MM CLO and not to our general assets. Our subordinated notes investment is subject to diversion of cash flows in accordance with the DFR MM CLO indenture.

For the three and nine months ended September 30, 2011, we recorded net losses of $5.2 million and $5.0 million, respectively, in net gain (loss) from activities of consolidated VIEs within our condensed consolidated statements of operations related to the DFR MM CLO. For the three and nine months ended September 30, 2010, we recorded net income of $1.5 million and $12.3 million, respectively, in our condensed consolidated statements of operations related to the DFR MM CLO.

We receive cash flow distributions from the DFR MM CLO consisting of interest on our debt investment and distributions on our subordinated note investment, which are eliminated in consolidation. The following table presents the components of the cash flow distributions from the DFR MM CLO.  The following table presents the components of the cash flow distributions from the DFR MM CLO before eliminations:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(In thousands)

Interest on debt investment	$206	$207	$618	$617
Subordinated note distributions	2,827	—	9,374	7,477
Total cash flow distributions	$3,033	$207	$9,992	$8,094

Warehouse SPV

We have consolidated the Warehouse SPV since its inception during the second quarter of 2011. We consolidated assets of $45.3 million and liabilities of $5.1 million related to the Warehouse SPV as of September 30, 2011. Although we consolidate all of the assets and liabilities of the Warehouse SPV, our maximum exposure to loss is limited to our investment in this entity, which was $45.3 million as of September 30, 2011. For the three and nine months ended September 30, 2011, we recorded net losses of $5.6 million and $5.0 million, respectively, in our condensed consolidated statements of operations for the Warehouse SPV. See Note 7 for more information on the Warehouse SPV and its investment, the Warehouse TRS.

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

The types of assets included in Level 1 are generally equity securities or derivatives listed on an exchange with active markets. We held no Level 1 securities as of September 30, 2011 or December 31, 2010.

Level 2—inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Our assets and liabilities generally included in this category are loans classified as either investments at fair value or loans held for sale where asset valuations are provided by independent pricing services, corporate bonds, our investments in RMBS that were backed by mortgage loans and guaranteed as to principal and interest by either federally chartered entities or the U.S. government (“Agency RMBS”) and long-term debt of our Consolidated CLOs (prior to our valuation methodology change effective September 30, 2011), interest rate derivatives and our total return swap.

Level 3—inputs to the valuation methodology include significant unobservable inputs to the fair value measurement. This includes situations where there is little, if any, market activity for the asset or liability.

Our assets and liabilities generally included in this category are certain corporate bonds, loans classified as either investments at fair value or loans held for sale where asset valuations are not provided by independent pricing services, warrants, long-term debt of our Consolidated CLOs (including the subordinated notes) and the conversion feature contained in our senior subordinated convertible notes, which is deemed an embedded derivative instrument.

Our valuation methodologies and accounting policy are discussed in the notes to the Consolidated Financial Statements included in our 2010 10-K.  There were no significant changes in our valuation methodologies during the nine months ended September 30, 2011 other than related to the long-term debt of our Consolidated CLOs which is described below.

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

Investments at Fair Value

Investments at fair value include loans and other investments held in our Consolidated CLOs, corporate bonds, RMBS and beneficial interests in CLOs. Loans and other investments held in our Consolidated CLOs and corporate bonds are generally valued at a composite of the mid-point in the bid-ask spread of broker quotes or based on the composite price of a different tranche of the same or similar security if broker quotes are unavailable for the specific tranche we own. Loans and other investments held in our Consolidated CLOs and corporate bonds held in DFR MM CLO valued in this manner are classified as Level 2 within the fair value hierarchy.  Where no such quotes are available, the value may be based on an internally developed model using composite or other comparable market data which includes unobservable market inputs. Loans and other investments held in our Consolidated CLOs valued in this manner are classified as Level 3 within the fair value hierarchy. The fair value for Agency RMBS generally represents a modeled valuation, which includes spreads and prepayment rates which are observable in the market. Agency RMBS are classified as Level 2 within the fair value hierarchy.

Derivative assets and liabilities

Derivative assets and liabilities (other than the Warehouse TRS and the embedded derivative) generally represent instruments traded in the over-the-counter market and are valued using internally developed market-standard models. The inputs to the valuation models for the interest rate swaps and caps represent observable market data available at commonly quoted intervals for the full terms of the contracts. All interest rate derivatives are classified as Level 2 within the fair value hierarchy. The valuation models for warrants contain one or more significant unobservable inputs and are classified as Level 3 within the fair value hierarchy. The fair value of the Warehouse TRS is calculated as the sum of (i) the change in fair value of the reference obligations (SSCL’s which are valued at a composite of the mid-point in the bid-ask spread of broker quotes or based on the composite price of a different tranche of the same or similar security if broker quotes are unavailable for the specific tranche) (ii) net realized gains (losses) on reference obligations sold during the period and (iii) interest income earned on the reference obligations, less an amount equal to LIBOR plus an agreed upon margin on the outstanding notional amount of the reference obligations. The Warehouse TRS is classified as Level 2 within the fair value hierarchy. See Note 7 for further disclosure regarding the Warehouse TRS. Our senior subordinated convertible notes (the “Convertible Notes”) contain a conversion feature with certain antidilution provisions that cause the conversion feature to be deemed an embedded derivative instrument (the “Embedded Derivative”). The fair value of the Embedded Derivative is determined by valuing the Convertible Notes and subsequently valuing the Convertible Notes eliminating the conversion right. The difference represents the value of the Embedded Derivative. The valuation of the Embedded Derivative is determined using a binomial tree model using one or more significant unobservable inputs and is classified as Level 3 within the fair value hierarchy. Derivative assets and liabilities also include discounts on unfunded loan and debt commitments held in our Consolidated CLOs.  These derivatives are valued based on the fair value of the underlying loan or debt tranche and are classified within the fair value hierarchy in accordance with the valuation methodology ascribed to the underlying loan or debt tranche as described in Investments at Fair Value above and Long-Term Debt of the Consolidated CLOs below, respectively.

Loans held for sale

Loans held for sale are carried at the lower of cost or fair value. If the fair value of a loan is less than its cost basis, a valuation adjustment is recorded to reduce the asset balance and a corresponding unrealized loss is recognized in the condensed consolidated statements of operations. A valuation adjustment may be recovered if the fair value increases, which is also recognized in the condensed consolidated statements of operations. Loans held for sale recorded at fair value are generally valued at a composite of the mid-point in the bid-ask spread of broker quotes or based on the composite price of a different tranche of the same or similar security if broker quotes are unavailable for the specific tranche we own. We classify loans held for sale valued in this manner as Level 2 within the fair value hierarchy. Where no such quotes are available, the value may be based on an internally developed model using composite or other comparable market data which includes unobservable market inputs. Loans held for sale valued in this manner are classified as Level 3 within the fair value hierarchy.

Contingent Liabilities

The fair value for the contingent liabilities are based on internally developed discounted cash flow models.  The internal models are based on projections of the relevant future investment advisory fee cash flows from the CLOs managed by CIFCAM and CypressTree and utilize both observable and unobservable inputs in the determination of fair value.  Significant inputs to the valuation models include the structure of the underlying CLO and estimates related to loan default rates, recoveries and discount rates.  The contingent liabilities are classified as Level 3 within the fair value hierarchy.

Long-Term Debt of the Consolidated CLOs

Long-term debt of the Consolidated CLOs consists of debt and subordinated notes of the Consolidated CLOs. As of September 30, 2011, the fair value of the debt and subordinated notes of the Consolidated CLOs are based upon internally developed discounted cash flow models and utilize both observable and unobservable inputs in the determination of fair value.  Significant inputs to the valuation models include the structure of the Consolidated CLO and estimates related to loan default rates, recoveries and discount rates.  The debt and subordinated notes of the Consolidated CLOs are classified as Level 3 within the fair value hierarchy.

Prior to September 30, 2011, the fair value for the debt of the Consolidated CLOs generally represented a modeled valuation that included both observable and unobservable market inputs. The debt of our Consolidated CLOs valued in this manner was classified as Level 2 within the fair value hierarchy. Prior to September 30, 2011, the subordinated notes of the Consolidated CLOs were valued by management by considering, among other things, available broker quotes. If a broker quote was unavailable, the subordinated notes of Consolidated CLOs were valued using internally developed models that utilized composite or other comparable market data we believe would be used by market participants, which included unobservable market inputs. The subordinated notes of our Consolidated CLOs valued in this manner were classified as Level 3 within the fair value hierarchy.

Assets and liabilities measured at fair value on a recurring basis

The following tables present the financial instruments carried at fair value on a recurring basis, by caption in the condensed consolidated balance sheets and by level within the ASC Topic 820 valuation hierarchy:

	September 30, 2011
	Level 1	Level 2	Level 3	Carrying Value
	(In thousands)
Assets
Investments and derivative assets of Consolidated Variable Interest Entities
Loans	$—	$7,243,207	$13,951	$7,257,158
Corporate bonds	—	168,773	13,433	182,206
Other	—	44,001	11,455	55,456
Derivative assets	—	—	8,294	8,294
Total investments and derivative assets of Consolidated Variable Interest Entities	—	7,455,981	47,133	7,503,114
Total Assets	$—	$7,455,981	$47,133	$7,503,114

Liabilities
Derivative liabilities	$—	$—	$3,730	$3,730
Contingent liabilities at fair value	—	—	38,920	38,920
Total liabilities at fair value	—	—	42,650	42,650
Liabilities at fair value of Consolidated Variable Interest Entities
Derivative liabilities	—	9,229	—	9,229
Long-term debt	—	—	7,525,265	7,525,265
Total liabilities of Consolidated Variable Interest Entities	—	9,229	7,525,265	7,534,494
Total Liabilities	$—	$9,229	$7,567,915	$7,577,144

	December 31, 2010
	Level 1	Level 2	Level 3	Carrying Value
	(In thousands)
Assets
Investments at fair value	$—	$263,634	$2,429	$266,063
Total investments and derivative assets at fair value	—	263,634	2,429	266,063
Investments and derivative assets of Consolidated Variable Interest Entities
Loans	—	3,574,948	31,476	3,606,424
Corporate bonds	—	175,899	14,032	189,931
Other	—	1,965	23,103	25,068
Derivative assets	—	—	259	259
Total investments and derivative assets of Consolidated Variable Interest Entities	—	3,752,812	68,870	3,821,682
Total Assets	$—	$4,016,446	$71,299	$4,087,745

Liabilities
Derivative liabilities	$—	$—	$11,155	$11,155
Total liabilities at fair value	—	—	11,155	11,155
Liabilities at fair value of Consolidated Variable Interest Entities
Derivative liabilities	—	2,728	—	2,728
Long-term debt	—	3,460,493	202,844	3,663,337
Total liabilities of Consolidated Variable Interest Entities	—	3,463,221	202,844	3,666,065
Total Liabilities	$—	$3,463,221	$213,999	$3,677,220

Changes in Level 3 recurring fair value measurements

The following tables summarize the changes in financial asset and liabilities measured at fair value classified within Level 3 of the valuation hierarchy.  Net realized and unrealized gains (losses) for Level 3 financial assets and liabilities measured at fair value are included within net gain (loss) on investments, loans, derivatives and liabilities and net gain (loss) from activities of Consolidated Variable Interest Entities in the condensed consolidated statements of operations.

	Level 3 Financial Assets at Fair Value
	Three months ended September 30, 2011										Nine months ended September 30, 2011
	Investments and	Investment and Derivative Assets of Consolidated Variable Interest Entities									Investments and	Investment and Derivative Assets of Consolidated Variable Interest Entities
	derivative assets at fair value	Loans		Corporate Bonds		Other		Derivative Assets		Total	derivative assets at fair value	Loans		Corporate Bonds		Other		Derivative Assets		Total
	(In thousands)

Estimated fair value, beginning of period	$—	$8,387		$11,336		$13,948		$481		$34,152	$2,429	$31,476		$14,032		$23,103		$259		$71,299
Transfer in due to consolidation or acquisition	—	—		—		—		—		—	—	1,160		239		12,830		276		14,505
Purchases	—	—		—		—		—		—	—	3,482		—		—		—		3,482
Sales	—	—		(40)		(147)		(93)		(280)	(2,140)	—		(40)		(21,897)		(93)		(24,170)
Issuances	—	—		—		—		—		—	—	(16,753)		(7,094)		—		—		(23,847)
Settlements	—	(7,250)		(3,166)		—		—		(10,416)	(260)	(9)		—		—		—		(269)
Net realized/unrealized gains (losses)	—	(45)		(637)		(502)		(326)		(1,510)	(29)	1,859		356		595		(380)		2,401
Net transfers in (out) of Level 3	—	12,859	(1)	5,940	(1)	(1,844)	(2)	8,232	(1)	25,187	—	(7,264)	(3)	5,940	(1)	(3,176)	(2)	8,232	(1)	3,732
Estimated fair value, end of period	$—	$13,951		$13,433		$11,455		$8,294		$47,133	$—	$13,951		$13,433		$11,455		$8,294		$47,133

	Level 3 Financial Assets at Fair Value
	Three months ended September 30, 2010										Nine months ended September 30, 2010
	Investments and	Investment and Derivative Assets of Consolidated Variable Interest Entities									Investments and	Investment and Derivative Assets of Consolidated Variable Interest Entities
	derivative assets at fair value	Loans		Corporate Bonds		Other		Derivative Assets		Total	derivative assets at fair value	Loans		Corporate Bonds		Other		Derivative Assets		Total
	(In thousands)

Estimated fair value, beginning of period	$6,657	$18,873		$13,293		$11,862		$56		$50,741	$6,218	$19,080		$12,890		$477		$89		$38,754
Transfer in due to consolidation or acquisition	—	—		—		—		—		—		1,497		3,390		11,641		10		16,538
Purchases, (sales), issuances, (settlements), net	(3,904)	(489)		(960)		—		—		(5,353)	(5,159)	5,049		(4,986)		—		—		(5,096)
Net realized/unrealized gains (losses)	(2,450)	(404)		1,114		(269)		(17)		(2,026)	(756)	19		2,153		(149)		(60)		1,207
Net transfers in (out) of Level 3	—	(2,797)	(4)	(541)	(4)	—		—		(3,338)	—	(10,462)	(4)	(541)	(4)	(376)	(4)	—		(11,379)
Estimated fair value, end of period	$303	$15,183		$12,906		$11,593		$39		$40,024	$303	$15,183		$12,906		$11,593		$39		$40,024

(1)             The transfers in to Level 3 represent positions which were valued via internally developed models as of September 30, 2011. These positions were previously valued using either the composite of the mid-point in the bid-ask spread of broker quotes or based on the composite price of a different tranche of the same or similar security.

(2)             The transfers out of Level 3 represent positions which were valued using either the composite of the mid-point in the bid-ask spread of broker quotes or based on the composite price of a different tranche of the same or similar security as of September 30, 2011. These positions were previously valued using internally developed models.

(3)             The transfers out of Level 3 represent positions which were valued using either the composite of the mid-point in the bid-ask spread of broker quotes or based on the composite price of a different tranche of the same or similar security as of September 30, 2011 which are partially offset by transfers in to Level 3 from positions that are valued using internally developed models as of September 30, 2011. The positions that were transferred out of Level 3 were previously valued using internally developed models. The positions that were transferred into Level 3 were previously valued using either the composite of the mid-point in the bid-ask spread of broker quotes or based on the composite price of a different tranche of the same or similar security.

(4)             The transfers out of Level 3 represent positions which were valued using a composite of the mid-point in the bid-ask spread of broker quotes as of September 30, 2010.  These positions were previously valued using a single broker quote or via internally developed models.

	Level 3 Financial Liabilities at Fair Value
	Three months ended September 30, 2011						Nine months ended September 30, 2011
	Derivative Liabilities	Contingent Liabilities		Long-term Debt of Consolidated Variable Interest Entities		Total	Derivative Liabilities	Contingent Liabilities		Long-term Debt of Consolidated Variable Interest Entities		Total
	(In thousands)

Estimated fair value, beginning of period	$9,920	$41,004		$483,112		$534,036	$11,155	$—		$202,844		$213,999
Transfer in due to consolidation or acquisition	—	—		—		—	—	—		265,032		265,032
Purchases	—	(1,134)	(3)	—		(1,134)	—	39,037	(1)	—		39,037
Sales	—	—		—		—	—	—		—		—
Issuances	—	—		—		—	—	—		—		—
Settlements	—	(2,550)		—		(2,550)	—	(4,618)		—		(4,618)
Net realized/unrealized (gains) losses	(6,190)	1,600		36,043		31,453	(7,425)	4,501		51,279		48,355
Net transfers in (out) of Level 3	—	—		7,006,110	(2)	7,006,110	—	—		7,006,110	(2)	7,006,110
Estimated fair value, end of period	$3,730	$38,920		$7,525,265		$7,567,915	$3,730	$38,920		$7,525,265		$7,567,915

	Level 3 Financial Liabilities at Fair Value
	Three months ended September 30, 2010						Nine months ended September 30, 2010
	Derivative Liabilities	Contingent Liabilities		Long-term Debt of Consolidated Variable Interest Entities		Total	Derivative Liabilities	Contingent Liabilities		Long-term Debt of Consolidated Variable Interest Entities		Total
	(In thousands)

Estimated fair value, beginning of period	$10,156	$260		$128,683		$139,099	$—	$364		$45,414		$45,778
Transfer in due to consolidation or acquisition	—	—		—		—	—	—		62,622		62,622
Purchases, (sales), issuances, (settlements), net	—	(240)		(2,387)		(2,627)	6,889	(354)		(2,387)		4,148
Net realized/unrealized (gains) losses	3,743	(20)		30,146		33,869	7,010	(10)		50,793		57,793
Net transfers in (out) of Level 3	—	—		—		—	—	—		—		—
Estimated fair value, end of period	$13,899	$—		$156,442		$170,341	$13,899	$—		$156,442		$170,341

(1)                                  Includes the $19.8 million of contingent deferred payments to CIFC Parent as consideration for the Merger and the $19.3 million in contingent liabilities assumed as a result of the Merger.

(2)                                  The transfers into Level 3 represent are the change of valuation methodology of the debt of the Consolidated CLOs to an internally developed model using significant unobservable inputs from an externally developed model.

(3)                                  Represents a change in the initial purchase accounting of the assumed contingent liabilities related to the Merger.

Assets measured at fair value on a nonrecurring basis

Certain assets are measured at fair value on a nonrecurring basis, meaning that the instruments are measured at fair value only in certain circumstances (for example, when held at the lower of cost or fair value). As we no longer intend to hold the loans within DFR MM CLO to maturity, as of September 30, 2011, all loans held within DFR MM CLO were reclassified to loans held for sale from loans held for investment (as disclosed within Note 6). The following table presents the financial instruments measured at fair value on a nonrecurring basis, by caption in the condensed consolidated balance sheets and by level within the ASC Topic 820 valuation hierarchy:

	Level 1	Level 2	Level 3	Carrying Value
	(In thousands)
September 30, 2011:
Loans held for sale	$—	$84,058	$6,347	$90,405

December 31, 2010:
Loans held for sale	$—	$1,133	$62	$1,195

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

The carrying amounts and estimated fair values of our financial instruments for which the disclosure of fair values is required, were as follows:

	As of September 30, 2011		As of December 31, 2010
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(In thousands)		(In thousands)
Financial assets:
Cash and cash equivalents (1)	$27,728	$27,728	$50,106	$50,106
Restricted cash and cash equivalents (1)	2,351	2,351	500	500
Investments and derivative assets at fair value (2)	—	—	266,063	266,063
Other investments (3)	570	570	637	637
Loans, net of allowance for loan losses (2)	—	—	62	62
Financial assets held in Consolidated Variable Interest Entities:
Restricted cash and cash equivalents (1)	562,633	562,633	330,195	330,195
Investments and derivative assets at fair value (2)	7,503,114	7,503,114	3,821,682	3,821,682
Loans, net of allowance for loan losses (2) (3)	142,362	144,483	237,628	221,601

Financial liabilities:
Repurchase agreements (1)	—	—	246,921	246,921
Derivative liabilities (2)	3,730	3,730	11,155	11,155
Deferred purchase payments (4)	9,581	9,581	4,654	4,654
Contingent liabilities at fair value (5)	38,920	38,920	—	—
Long-term debt:
Convertible Notes (6)	17,281	19,745	16,805	18,409
Junior Subordinated Notes (6) (7)	120,000	33,952	120,000	36,525
Financial liabilities of Consolidated Variable Interest Entities:
Derivative liabilities (2)	9,229	9,229	2,728	2,728
Long-term debt:
DFR MM CLO (6)	122,291	118,074	205,673	194,363
Consolidated CLOs (2)	7,525,265	7,525,265	3,663,337	3,663,337

(1)                                  Carrying amounts approximate the fair value due to the short-term nature of these instruments.

(2)                                  The estimated fair values were determined in accordance with ASC Topic 820.

(3)                                  It was not practicable to estimate the fair value of certain loans and other investments because they are not traded in an active market; therefore, the carrying value has been used as an approximation of fair value for other investments with a carrying value of $0.6 million as of September 30, 2011 and December 31, 2010 and loans with a carrying value of $38.3 million as of December 31, 2010. If an independent pricing service cannot provide fair value estimates for a given loan, we may determine estimated fair value based on some or all of the following: (a) current financial information of the borrowing company and performance against its operating plan; (b) changes in the fair value of collateral supporting the loan; (c) changes to the market for the borrowing company’s service or product and (d) present value of projected future cash flows.

(4)                                  The carrying amount approximates fair value. This represents the fixed deferred purchase payments payable to Bounty Investments, LLC (together with its majority-owned subsidiary DFR Holdings, LLC, “Bounty”) as part of the consideration for the acquisition of CNCIM and the fixed deferred purchase payments payable to CIFC Parent as part of the Merger consideration.

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

(7)                                  Junior Subordinated Notes includes both our March and October Junior Subordinated Notes (defined in Note 10).

The following table presents the net realized and unrealized gains (losses) on investments at fair value as reported in our condensed consolidated statements of operations:

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)

Net realized gains (losses)	$—	$(11,290)	$1,541	$(11,940)
Net unrealized gains (losses)	—	10,157	668	14,697
Total net gains (losses) (1)	$—	$(1,133)	$2,209	$2,757

Consolidated Variable Interest Entities:
Net realized gains (losses)	$7,756	$10,659	$68,409	$26,088
Net unrealized gains (losses)	(270,451)	61,663	(335,319)	71,625
Total net gains (losses) (2)	$(262,695)	$72,322	$(266,910)	$97,713

(1)                                  Included within net gain (loss) on investments, loans, derivatives and liabilities.

(2)                                  Included within net gain (loss) from activities of Consolidated Variable Interest Entities.

6. LOANS AND LOANS HELD FOR SALE

Loans previously held for investment

The majority of our loans held for investment have historically been held in DFR MM CLO. As we no longer intend to hold the loans within DFR MM CLO to maturity, as of September 30, 2011, all loans held within DFR MM CLO were reclassified to loans held for sale from loans held for investment.  We recorded a provision for loan losses of $7.5 million during the three months ended September 30, 2011 to reflect the valuation change on these loans from amortized cost less a provision for loan losses to lower of cost or fair value as a result of the reclassification.  During the three and nine months ended September 30, 2011, we transferred loans held for investment to loans held for sale with a carrying value of $141.3 million and $145.4 million, respectively. As of December 31, 2010, loans held for investment totaled $236.5 million, net of a $9.7 million allowance for loan losses.

DFR MM CLO’s reinvestment period terminated in July 2010 and, following the termination, proceeds received from prepayments and sales of loans held in DFR MM CLO can no longer be reinvested. Proceeds received from prepayments are instead used to reduce the principal balance of DFR MM CLO’s outstanding debt. As a result of these prepayments and the reclassification of the loan portfolio to held for sale, during the three and nine months ended September 30, 2011, DFR MM CLO’s loan portfolio decreased by $29.8 million and $95.3 million, respectively.

We historically evaluated each of our loans held for investment individually for impairment at each reporting date. The following table summarizes the activity within our allowance for loan losses:

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Allowance for loan losses at beginning of period	$16,428	$13,055	$9,676	$15,889
Provision for loan losses	7,549	3,105	15,433	7,590
Charge-offs (1)	(619)	(7,058)	(1,731)	(14,369)
Recoveries	—	—	(20)	(8)
Transfers to loans held for sale	(23,358)	—	(23,358)	—
Allowance for loan losses at end of period	$—	$9,102	$—	$9,102

(1)                                  Charge-offs of $0.4 million for the three and nine months ended September 30, 2011 and $7.1 million for the three and nine months ended September 30, 2010 relate to fully reserved loans not held within a consolidated variable interest entity.

Two loans which were previously classified in our held for investment portfolio were restructured during the nine months ended September 30, 2011 that qualify as troubled debt restructurings under ASC Topic 310. These troubled debt restructurings occurred during the first quarter of 2011 and related to one first lien loan and one second lien loan we held with the same creditor. The first lien loan was fully reinstated in the restructuring with past due interest capitalized into the principal outstanding of the loan. The interest rate on the loan decreased and the maturity date was extended by one year. We also received equity in the creditor as part of the restructuring.  We evaluated whether further provision for loan losses for this loan was required as a result of the restructuring during the first quarter of 2011, and noted no further provision was required and the loan remained with a carrying value of $8.1 million. During the second quarter of 2011, the first lien loan was deemed to require an additional $1.7 million of provision for loan losses, reducing the carrying value to $6.4 million. The second lien loan was exchanged entirely for equity and we charged-off the remaining carrying value of the second lien loan of $0.1 million during the first quarter 2011.

Loans held for sale

Loans classified as held for sale and carried at the lower of cost or estimated fair value totaled $142.4 million with no valuation allowance as of September 30, 2011 and $1.2 million, net of a valuation allowance of $0.6 million as of December 31, 2010. Amounts ultimately realized on disposal of the loans classified as held for sale may be materially different than their current carrying value.

We did not recognize $0.5 million and $1.8 million of interest income earned, but not yet received, on loans held for investment and loans held for sale for the three and nine months ended September 30, 2011, as a result of the placement of these loans on non-accrual status. We hold certain loans that settle interest accruals by increasing the outstanding principal balance of the loan. For the three and nine months ended September 30, 2011, we settled interest receivables through increases to the loans’ outstanding principal balances in the amount of $0.2 million and $0.8 million, respectively.

Our loans held for sale and loans classified as investments at fair value are diversified over many industries, primarily as a result of industry concentration limits outlined in the indentures of each CLO, and as such we do not believe we have any significant concentration risk associated with the composition of the loan portfolio.

7. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Derivative instruments are carried at fair value as discussed in Note 5. The following table is a summary of our derivative instruments:

	Number of	Notional
	Contracts	Amount	Assets	Liabilities	Net Fair Value
		(In thousands)
September 30, 2011:

Warrants	2	n/a	$—	$—	$—
Embedded Derivative	1	n/a	—	(3,730)	(3,730)
Total derivatives	3	$—	$—	$(3,730)	$(3,730)

Derivatives of Consolidated Variable Interest Entities:
Interest rate swap	1	$25,400	$—	$(705)	$(705)
Warrants	12	n/a	62	—	62
Total return swap	1	186,700	—	(5,106)	(5,106)
Unfunded debt commitments	6	117,967	8,232	—	8,232
Unfunded loan commitments	16	54,647	—	(3,418)	(3,418)
Total derivatives of Consolidated Variable Interest Entities	36	$384,714	$8,294	$(9,229)	$(935)

December 31, 2010:

Warrants	2	n/a	$—	$—	$—
Embedded Derivative	1	n/a	—	(11,155)	(11,155)
Total derivatives	3	$—	$—	$(11,155)	$(11,155)

Derivatives of Consolidated Variable Interest Entities:
Interest rate swap	1	$74,200	$—	$(2,728)	$(2,728)
Warrants	10	n/a	259	—	259
Total derivatives of Consolidated Variable Interest Entities	11	$74,200	$259	$(2,728)	$(2,469)

n/a—not applicable

The following table is a summary of the net gain (loss) on derivatives included in net gain (loss) on investments, loans, derivatives and liabilities in the condensed consolidated statements of operations:

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Interest rate swaps	$—	$—	$—	$(8)
Embedded Derivative	6,188	(3,743)	7,424	(7,010)
Net gain (loss) on derivatives	$6,188	$(3,743)	$7,424	$(7,018)

The following table is a summary of the net gain (loss) on derivatives included in net gain (loss) from activities of Consolidated Variable Interest Entities in the condensed consolidated statements of operations:

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Interest rate swaps	$16	$(233)	$(15)	$(796)
Warrants	(327)	(17)	(380)	(60)
Total return swap	(5,383)	—	(4,825)	—
Unfunded debt commitments	4,603	—	2,087	—
Unfunded loan commitments	(1,334)	—	(1,441)	—
Net gain (loss) on derivatives	$(2,425)	$(250)	$(4,574)	$(856)

Total Return Swap

During the second quarter of 2011, we entered into a total return swap (the Warehouse TRS) agreement with Citibank through the Warehouse SPV.  The reference obligations under the Warehouse TRS agreement are SSCLs which we intend to include within an expected new CLO to be issued by the Warehouse SPV and managed by CIFCAM.  As of September 30, 2011 the notional amount of SSCLs included as reference obligations of the Warehouse TRS was $186.7 million.  Under the Warehouse TRS, we will receive the income on the reference obligations (including gains on terminated reference obligations) and will pay Citibank an amount equal to LIBOR plus an agreed upon margin on the outstanding notional amount of the reference obligations and losses on terminated reference obligations.  During the second quarter of 2011, we sold Citibank SSCL’s of $12.9 million which became reference obligations under the Warehouse TRS.  Under the terms of the Warehouse TRS, Citibank was not required to purchase these SSCLs and is not required to continue to hold these SSCLs or sell them to CIFC at any point in the future.

The maximum notional amount of reference obligations under the Warehouse TRS is $350.0 million, subject to certain conditions, including our continuing obligation to provide cash collateral in respect of the reference obligations.  As of September 30, 2011, we had $45.3 million of cash posted as collateral under the Warehouse TRS, which is included within restricted cash and cash equivalents of consolidated variable interest entities on our condensed consolidated balance sheets. Under the terms of the Warehouse TRS, we are not required to post any additional cash collateral unless we increase the notional amount of the reference obligations under the Warehouse TRS or if the aggregate market value of the reference obligations were to fall below a specified threshold.  In the event we failed to post additional cash collateral, Citibank would have certain rights to unwind the Warehouse TRS.

Embedded Derivative

Our Convertible Notes contain a conversion feature with certain antidilution provisions that cause the conversion feature to be deemed an embedded derivative instrument. See Note 10 for additional discussion concerning our Convertible Notes and the Embedded Derivative.

Interest Rate Swaps

With respect to our Consolidated CLOs, interest rate swaps may be entered into by a CLO to protect it from a mismatch between any fixed interest rates on its assets and the floating interest rates on its debt. No interest rate swaps held by Consolidated CLOs were initiated, terminated or matured during the nine months ended September 30, 2011. The weighted average fixed rate payable on the interest rate swap in our Consolidated CLOs as of September 30, 2011 was 5.96%.

Warrants

CIFC and our Consolidated CLOs hold warrants to purchase equity interests in companies with respect to which they are, or were, also a debt holder. These warrants were typically issued in connection with renegotiations and amendments of the loan agreements.

Unfunded Debt and Loan Commitments

Certain of our Consolidated CLOs have debt structures which include unfunded revolvers.  Unfunded debt commitments represent the estimated fair value of those unfunded revolving debt facilities.  Our Consolidated CLOs also include holdings of unfunded revolvers of loan facilities.  Unfunded loan commitments represent the estimated fair value of those unfunded revolvers of loan facilities.

8.	NET GAIN (LOSS) ON INVESTMENTS, LOANS, DERIVATIVES AND LIABILITIES AND NET GAIN (LOSS) FROM ACTIVITIES OF CONSOLIDATED VARIABLE INTEREST ENTITIES

The following table is a summary of the components of our net gain (loss) on investments, loans, derivatives and liabilities:

	For the three months ended September 30		For the nine months ended September 30,
	2011	2010	2011	2010
	(In thousands)

Net gain (loss) on investments at fair value	$—	$(1,133)	$2,209	$2,757
Net gain (loss) on liabilities at fair value	(1,600)	9	(4,501)	(1)
Net gain (loss) on loans	—	(39)	(37)	1,815
Net gain (loss) on derivatives	6,188	(3,743)	7,424	(7,018)
Net gain (loss) on investments, loans, derivatives and liabilities	$4,588	$(4,906)	$5,095	$(2,447)

The following table is a summary of the components of our net gain (loss) on activities of Consolidated Variable Interest Entities:

	For the three months ended September 30		For the nine months ended September 30,
	2011	2010	2011	2010
	(In thousands)

Interest income	$88,198	$47,144	$218,366	$111,515
Interest expense	16,917	11,144	42,171	22,730
Net interest income	71,281	36,000	176,195	88,785
Provision for loan losses	7,549	3,105	15,413	7,582
Net interest income after provision for loan losses	63,732	32,895	160,782	81,203

Net gain (loss) on investments at fair value	(262,695)	72,322	(266,910)	97,713
Net gain (loss) on liabilities at fair value (1)	(17,132)	(118,239)	(200,655)	(206,276)
Net gain on loans	185	471	1,513	5,610
Net gain (loss) on derivatives	(2,425)	(250)	(4,574)	(856)
Dividend and other income gain (loss)	—	161	—	1,251

Net gain (loss) from activities of Consolidated Variable Interest Entities	$(218,335)	$(12,640)	$(309,844)	$(21,355)

(1)                                  Includes $49.9 million and $125.4 million of Consolidated CLO subordinated notes distributions for the three and nine months ended September 30, 2011, respectively and $16.8 million and $31.8 million of Consolidated CLO subordinated notes distributions for the three and nine months ended September 30, 2010, respectively.  In the fourth quarter of 2010, we changed the presentation of the Consolidated CLOs subordinated notes distributions from a direct reduction of appropriated retained earnings of Consolidated CLOs within the condensed consolidated statements of stockholders’ equity to a loss within net gain (loss) from activities of Consolidated Variable Interest Entities on the condensed consolidated statements of operations and a corresponding increase in net loss attributable to noncontrolling interest and Consolidated Variable Interest Entities.  This correction had no impact on net income attributable to CIFC Corp.

9. REPURCHASE AGREEMENTS

Repurchase agreements are short-term borrowings from financial institutions that bear interest at rates that have historically moved in close relationship with one-month, two-month or three-month LIBOR. During the second quarter of 2011, we sold all of the Agency RMBS securities that represented collateral for our repurchase agreements and applied the proceeds to fully repay our repurchase agreement liabilities.

10. LONG-TERM DEBT

The following table summarizes our long-term debt as of September 30, 2011:

		Current
	Carrying	Weighted Average	Weighted Average
	Value	Borrowing Rate	Remaining Maturity
	(In thousands)		(In years)
Recourse Debt:
March Junior Subordinated Notes	$95,000	1.00%	24.1
October Junior Subordinated Notes	25,000	3.75%	24.1
Convertible Notes (1)	17,281	8.00%	6.2
Total Recourse Debt	137,281	2.38%	21.8
Consolidated Variable Interest Entities Debt:
DFR MM CLO (2)	122,291	1.32%	7.8
Consolidated CLOs (3)	7,525,265	0.83%	8.5
Total Consolidated Variable Interest Entities Debt	7,647,556	0.84%	8.5
Total long-term debt	$7,784,837	0.87%	8.7

(1)                                  The Convertible Notes principal outstanding of $25.0 million is presented net of a $7.7 million discount, which includes $6.9 million originally allocated to the Embedded Derivative. The Convertible Notes currently pay interest at the 8.00% stated rate; however, including the discount, the effective rate of interest is 18.14%.

(2)                                  Excludes $19.0 million of DFR MM CLO debt that we own and eliminate upon consolidation. Had this debt been included the weighted-average borrowing rate would be 1.72% as of September 30, 2011.

(3)                                  Long-term debt of the Consolidated CLOs is recorded at fair value. Included in the carrying value is the fair value of the subordinated notes issued by the Consolidated CLOs. However, the subordinated notes do not have a stated interest rate and are therefore excluded from the calculation of the weighted average borrowing rate. The par value of the Consolidated CLOs long-term debt (including subordinated notes) was $8.5 billion as of September 30, 2011.

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

We evaluated the terms and conditions of the conversion feature contained in the Convertible Notes and based on certain of the antidilution provisions, the conversion feature is deemed an embedded derivative instrument. These antidilution provisions prevent the conversion feature from qualifying as being indexed to our common stock. The Convertible Notes are recorded as two components: (i) the Embedded Derivative initially recorded on the closing date of the acquisition of CNCIM (“the CNCIM Closing Date”) as a $6.9 million derivative liability and, (ii) long-term debt initially recorded on the CNCIM Closing Date at $16.5 million. The total CNCIM Closing Date fair value of the two components was $23.4 million. The $1.6 million difference between the $25.0 million principal amount of the Convertible Notes and the $23.4 million CNCIM Closing Date total fair value associated with the Convertible Notes was treated as a reduction of purchase consideration in conjunction with the acquisition of CNCIM. We did not elect the fair value option for the long-term debt component of the Convertible Notes. The difference between the $16.5 million CNCIM Closing Date fair value of the component of the Convertible Notes recorded as long-term debt and the $25.0 million principal amount of the Convertible Notes will be accreted to earnings using the effective yield method of recognizing interest expense.  At each subsequent balance sheet date, the Embedded Derivative is marked to fair value, and the change in fair value is recorded in the consolidated statements of operations within net gain (loss) on investments, loans, derivatives and liabilities. As of September 30, 2011, the Embedded Derivative was valued at $3.7 million.

Consolidated Variable Interest Entities Debt

All of the debt of the Consolidated Variable Interest Entities is non-recourse debt.  Non-recourse debt refers to debt where the lenders have recourse only to specific assets pledged as collateral to the lenders.

DFR MM CLO

DFR MM CLO’s debt securities bear interest at rates that reset quarterly based on varying spreads to three-month LIBOR. The DFR MM CLO debt securities are due in 2019, but are subject to accelerated repayment if we exercise our conditional option to redeem the CLO and liquidate the assets. The carrying value of the assets held in DFR MM CLO, which are the only assets to which DFR MM CLO’s debt holders have recourse for repayment, was $173.3 million as of September 30, 2011. During the three and nine months ended September 30, 2011, DFR MM CLO paid down $25.7 million and $83.4 million of its outstanding debt, respectively, as a result of certain structural provisions contained in its indenture.

Consolidated CLOs

As a result of the Merger, we consolidated ten additional Consolidated CLOs which represented $4.0 billion in additional long-term debt as of September 30, 2011.  During the three and nine months ended September 30, 2011, the Consolidated CLOs paid down $55.5 million and $166.0 million of their outstanding debt, respectively, and distributed $49.9 million and $125.4 million to the holders of their subordinated notes, respectively. The carrying value of the assets held in the Consolidated CLOs, which are the only assets to which the Consolidated CLO debt holders have recourse for repayment, was $8.0 billion as of September 30, 2011.

11. EQUITY

Stock Options

On June 15, 2011, our board of directors (the “Board”) granted non-qualified stock options to purchase 1,450,000 shares of our common stock to certain members of our senior management team with an exercise price of $7.25 per share. On July 11, 2011, our Board granted non-qualified stock options to purchase 80,000 shares of our common stock to our newly appointed chief financial officer with an exercise price of $6.96 per share. These grants became effective upon our stockholders’ approval of the CIFC Corp. 2011 Stock Option Plan during the annual meeting of stockholders that was held on September 15, 2011. The options have a ten year term, vest over a four year period and contain certain post-exercise holding period restrictions.  Compensation expense related to these options amounted to $311,000 and $350,000 for the three and nine months ended September 30, 2011.

Performance Shares

Each of the restricted stock units (“Performance Shares”) outstanding represents the right to receive one share of our common stock upon vesting, subject to acceleration upon the occurrence of certain specified events. The number of Performance Shares may be adjusted, as determined by our Board, in connection with any stock dividends, stock splits, subdivisions or consolidations of shares (including reverse stock splits) or similar changes in our capitalization.

The following table summarizes our Performance Shares activity for the nine months ended September 30, 2011:

Performance shares outstanding as of January 1, 2011	397,052
Granted	21,705
Settled (1)	(248,069)
Performance shares outstanding as of September 30, 2011	170,688

(1)                                  Settled represents the gross number of Performance Shares satisfied. We issued 163,709 shares of common stock to satisfy these Performance Share grants, which were net of 84,360 shares of common stock withheld to satisfy income tax withholding obligations of certain of the recipients.

During the second quarter of 2011, we granted 7,235 Performance Shares to each of the three independent directors of our Board as a component of their compensation.  These grants are fully vested, settle over three years and were based on the $6.22 price of our common stock on the grant date.  We recorded $135,000 in expense within other general and administrative expense on the condensed consolidated statements of operations during the second quarter of 2011 related to these grants.  The remainder of the Performance Shares outstanding, as of September 30, 2011 represent the grants to the non-employee members of our Board during 2009 and 2010.

Warrants

On March 22, 2010, we granted fully vested warrants to purchase 250,000 shares of our common stock at an exercise price of $4.25 per share to certain third parties in conjunction with the termination of Deerfield Pegasus Loan Capital LP (“DPLC”) which expire on April 9, 2014. During the first quarter of 2010, we recognized $0.5 million of warrant expense related to these warrants in other general and administrative expense in the condensed consolidated statements of operations.

Appropriated Retained Earnings of Consolidated Variable Interest Entities

Appropriated retained earnings of Consolidated Variable Interest Entities initially represented the excess fair value of the Consolidated CLOs’ assets over the Consolidated CLOs’ liabilities at the date of the adoption of the amendments to ASC Topic 810.  This was increased for the excess fair value of the Consolidated CLOs’ assets over the Consolidated CLOs’ liabilities at the date of the CNCIM acquisition for the CNCIM CLOs and the Merger Closing Date for the CIFC CLOs of $186.0 million and $285.0 million, respectively. Appropriated retained earnings of Consolidated Variable Interest Entities is adjusted each period for the net income (loss) attributable to Consolidated CLOs.

12. EARNINGS PER SHARE AND COMPREHENSIVE INCOME

The following table presents the calculation of basic and diluted earnings (loss) per share:

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
	(In thousands, except per share data)

Net income (loss) attributable to CIFC Corp.	$(5,924)	$(8,019)	$(10,087)	$9,701

Weighted-average shares used in basic calculation	20,426	11,398	17,038	8,699
Dilutive effect of:
Warrants	—	—	—	41
Weighted-average shares used in diluted calculation	20,426	11,398	17,038	8,740

Earnings (loss) per share -
Basic	$(0.29)	$(0.70)	$(0.59)	$1.12
Diluted	$(0.29)	$(0.70)	$(0.59)	$1.11

For the three and nine months ended September 30, 2011, the Conversion Shares related to the Convertible Notes were excluded from the calculation of diluted earnings per share. For the three and nine months ended September 30, 2011 the outstanding stock options and the outstanding warrants were excluded from the calculation of diluted earnings (loss) per share because their effect was anti-dilutive under treasury stock method for the stock options and warrants. For the three and nine months ended September 30, 2010, the Conversion Shares related to the Convertible Notes were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive under the if-converted method.  For the three months ended September 30, 2010, the outstanding warrants were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive under the treasury stock method. For the nine months ended September 30, 2010, the outstanding warrants were included in the calculation of diluted earnings per share because their effect was dilutive under the treasury stock method.

The following table presents the calculation of comprehensive income (loss):

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
	(In thousands		(In thousands

Net loss	$(224,731)	$(29,594)	$(339,280)	$(40,501)
Other comprehensive income (loss):
Foreign currency translation	(8)	57	12	3
Previously designated derivatives - amortization of net loss	—	—	—	31
Other comprehensive income (loss)	(8)	57	12	34
Comprehensive loss	(224,739)	(29,537)	(339,268)	(40,467)
Comprehensive loss attributable to noncontrolling interest and Consolidated Variable Interest Entities	218,807	21,575	329,193	50,202
Comprehensive income (loss), net, attributable to CIFC Corp.	$(5,932)	$(7,962)	$(10,075)	$9,735

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

The entities that comprise our Consolidated CLOs are foreign entities that are generally exempt from U.S. federal and state income taxes. Income taxes, if any, are the responsibility of the entity’s equity owners. Consequently, our consolidated statements of operations do not include a provision for income tax expense (benefit) related to the pre tax income (loss) of our Consolidated CLOs. However, to the extent that we hold an equity interest in these entities, we are required to include our proportionate share of their income in the calculation of our taxable income.

We have recorded deferred income taxes as of September 30, 2011 in accordance with ASC Topic 740 —Income Taxes (“ASC Topic 740”). We record deferred tax assets and liabilities for the future tax consequences attributable to differences between the carrying amounts of assets and liabilities and their respective income tax bases. As required by ASC Topic 740, we evaluate the likelihood of realizing tax benefits in future periods, which requires the recognition of a valuation allowance to reduce any deferred tax assets to an amount that is more likely than not to be realized. Under ASC Topic 740, we are required to identify and consider all available evidence, both positive and negative, in determining whether it is more likely than not that all or some portion of the deferred tax assets will not be realized. As of September 30, 2011, our evaluation concluded that there was a need for a valuation allowance related to our ability to utilize net operating losses (“NOLs”) and net capital losses (“NCLs”) against income taxable in Illinois.  Legislation enacted in 2011 suspends the utilization of NOLs in Illinois until 2014 and, coupled with our expected apportionment of future taxable income, it is now more likely than not that the state tax benefit of the loss carryforwards will not be realized in Illinois.

Prior to the acquisition of CNCIM, we had substantial federal NOLs and NCLs which were available to offset future taxable income or capital gains. The June 2010 issuance of the shares of our common stock in connection with the acquisition of CNCIM, resulted in an ownership change as defined in Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Ownership Change”). As a result of the occurrence of the Ownership Change, our ability to use our NOLs, NCLs and certain recognized built-in losses to reduce our taxable income in future years is generally limited to an annual amount (the “Section 382 Limitation”) based primarily on a percentage of the fair market value of our common stock immediately prior to the Ownership Change, subject to certain adjustments. This annual amount is approximately $1.3 million. NOLs and NCLs that exceed the Section 382 Limitation in any year will continue to be allowed as carryforwards for the remainder of the carryforward period; however, if the carryforward period for any NOLs or NCLs expires before that loss is fully utilized, the unused portion will provide no future benefit. As of September 30, 2011, our combined federal NOL, NCL and built-in loss carryforwards without regard to the Merger were approximately $24.9 million and will begin to expire in 2028.

The Merger resulted in an Ownership Change of Legacy CIFC thereby resulting in a Section 382 Limitation on our ability to utilize the Legacy CIFC NOLs to reduce taxable income.  On the Closing Date Legacy CIFC had NOLs of approximately $16.3 million.  The Section 382 Limitation with respect to the Legacy CIFC NOLs only affects the annual amount and not the aggregate amount.  This annual amount is approximately $9.5 million.

For periods prior to our Ownership Change, the utilization of NOLs and NCLs resulted in no provision for federal or state income taxes. Because of our Ownership Change and Section 382 Limitation, we may no longer be able to offset all of our taxable income with our NOLs and NCLs; therefore, we may be required to pay current federal and state taxes on our net taxable income.

The components of income tax expense (benefit) are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Current:
Federal	$(2,002)	$1,699	$(2,422)	$1,701
State and local	(481)	—	526	—
Total current expense (benefit)	(2,483)	1,699	(1,896)	1,701

Deferred:
Federal	$(44)	$—	$(1,846)	$—
State and local	(859)	—	(781)	—
Total deferred expense (benefit)	(903)	—	(2,627)	—

Total income tax expense (benefit)	$(3,386)	$1,699	$(4,523)	$1,701

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

The table below details the significant components of our deferred tax asset and deferred tax liability:

	As of
	September 30, 2011	December 31, 2010
	(In thousands)
Deferred tax assets:
Intangible assets and goodwill	$43,175	$36,535
State net operating loss carryforwards	15,244	10,918
Federal net operating loss carryforwards	12,061	7,950
Contingent liabilities	6,290	—
Provision for loan losses	11,418	5,470
Deferred subordinated management fees	3,781	1,747
Other	9,654	10,317
Gross deferred tax asset	101,623	72,937
Less: Valuation allowance	(11,423)	—
Deferred tax asset	90,200	72,937

Deferred tax liabilities:
Intangibles	18,194	—
Other	6,274	4,094
Deferred tax liability	24,468	4,094

Net deferred tax asset	$65,732	$68,843

14. RELATED PARTY TRANSACTIONS

Bounty is considered a related party as a result of our issuance of 4,545,455 shares of our common stock to Bounty as part of the consideration for the acquisition of CNCIM. As such, the accrual and payment of interest on the Convertible Notes and on the deferred purchase payments are considered related party transactions. See Note 10 for disclosure concerning the Convertible Notes. Fees paid to members of our Board prior to the Merger who are representatives of Bounty totaled zero and $46,000 for the three and nine months ended September 30, 2011, respectively. In addition, affiliates of Bounty previously held investments in all four of the CNCIM CLOs and as of September 30, 2011, held investments in two of the CNCIM CLOs.  We also have a management agreement in place with Bounty to provide certain administrative and support services to Bounty.  We recorded $37,000 within receivables on the condensed consolidated balance sheets as of September 30, 2011 and $20,000 and $37,000 within investment advisory fees in the condensed consolidated statements of operations for the three and nine months ended September 30, 2011, respectively, related to this management agreement.

CIFC Parent is considered a related party as a result of our issuance of 9,090,909 shares of our common stock to CIFC Parent as part of the consideration for the Merger. As such, the accrual and payment of the deferred purchase payments (including those classified as contingent liabilities) are considered related party transactions.  In addition, CIFC Parent either directly or indirectly holds investments in ten CLOs we manage, eight of which are Consolidated CLOs as of September 30, 2011. We also have a management agreement in place with CIFC Parent to provide certain administrative and support services to CIFC Parent.  We recorded $88,000 within receivables on the condensed consolidated balance sheets as of September 30, 2011 and $48,000 and $88,000 within investment advisory fees in the condensed consolidated statements of operations for the three and nine months ended September 30, 2011, respectively, related to this management agreement.

15. RESTRUCTURING & IMPAIRMENT CHARGES

Following completion of the Merger, we began executing a plan to realize the expected economies of scale of the combined company through a reduction of the workforce. In addition, several revenue producing activities that were viewed as non-core to our business were wound down, and the employment of the individuals involved in such activities was terminated.  Restructuring activities are expected to continue through the second quarter of 2012, primarily with respect to adjustments to staffing levels and office space needs. The table below provides a rollforward of the accrued restructuring charges for the three and nine months ended September 30, 2011.

	For the three months ended	For the nine months ended
	September 30, 2011
	(In thousands)
Accrued Restructuring Charges at beginning of period	$3,273	$—
Provision for Restructuring Charges	783	4,104
Payments for Restructuring Charges	(537)	(585)
Accrued Restructuring Charges at end of period	$3,519	$3,519

For the three and nine months ended September 30, 2011, provision for restructuring charges included severance and related termination benefits.

During the second quarter of 2011, we determined we would no longer utilize the “Deerfield Capital Management” trade name to launch new investment products.  As a result, we recorded a $1.1 million impairment charge within impairment of intangible assets on the condensed consolidated statements of operations related to the “Deerfield Capital Management” trade name.  We do not believe this represents an indication of goodwill impairment as our operations have not been impacted by the factors which caused the impairment of the trade name.

16. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

In the ordinary course of business, we may be subject to legal and regulatory proceedings that are generally incidental to our ongoing operations. While there can be no assurance of the ultimate disposition of such proceedings, we do not believe their disposition will have a material effect on our consolidated financial statements.

Other Commitments and Contingencies

We had unfunded investment commitments on bank loans within the Consolidated CLOs of $54.6 million as of September 30, 2011. The timing and amount of additional funding on these bank loans are at the discretion of the borrower, to the extent the borrower satisfies certain requirements and provides certain documentation.

On September 16, 2011, we entered into a new lease agreement for our corporate headquarters at 250 Park Avenue, New York, New York in the building in which our headquarters currently are located (the “Lease”). The Lease is expected to commence in the second quarter of 2012 and has a term of 10 years and 6 months. The Lease replaces the Company’s existing lease for its corporate headquarters, which expires 30 days after the commencement date of the new Lease. The annual minimum rent, which is expected to commence in the second quarter of 2012, will be approximately $1.6 million for the first six years of the Lease and is subsequently subject to escalation clauses within the Lease.

17. SUBSEQUENT EVENTS

In connection with the preparation of the condensed consolidated financial statements in accordance with ASC Topic 855—Subsequent Events, we evaluated subsequent events after the balance sheet date of September 30, 2011. There have been no significant subsequent events since September 30, 2011 that require adjustment to or additional disclosure in these condensed consolidated financial statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion together with our condensed consolidated financial statements and notes thereto included in Part I—Item 1. Financial Statements of this Quarterly Report on Form 10-Q (the “Quarterly Report”).  The statements in this discussion regarding the industry outlook and our expectations regarding the future performance of our business and the other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in Special Note Regarding Forward-Looking Statements and Part I—Item 1A. Risk Factors in our 2010 Annual Report on Form 10-K. Unless otherwise noted or the context otherwise requires, we refer to CIFC Corp. (formerly known as CIFC Deerfield Corp. and previously as Deerfield Capital Corp.) as “CIFC,” to CIFC and its subsidiaries as “we,” “us,” “our,” “our company” or “the Company,” to CIFC Asset Management LLC, one of our wholly-owned subsidiaries, as “CIFCAM,” to Deerfield Capital Management LLC, one of our indirect wholly-owned subsidiaries, as “DCM,” to CypressTree Investment Management, LLC, one of our indirect wholly-owned subsidiaries, as “CypressTree” and to Columbus Nova Credit Investments Management, LLC, one of our indirect wholly-owned subsidiaries, as “CNCIM.”

Business Overview

We are an asset manager organized as a Delaware corporation that manages approximately $14.1 billion of client assets as of September 30, 2011.  We specialize in managing investment products which have corporate credit obligations, primarily senior secured corporate loans (“SSCLs”), as the primary underlying investments. Our core assets under management are currently held almost exclusively in collateralized loan obligations (“CLOs”). Our assets under management are comprised of approximately $11.0 billion of client assets we consider as our ongoing core business and $3.0 billion of client assets which are not considered part of our ongoing core business. We earn investment advisory fees from managing investment products, and these investment advisory fees are the economic basis of our business. We strive to deliver targeted investment product performance on behalf of the investors in our products and to do so in a value-added and efficient manner.  We have recently refocused on our core asset management business and exited certain proprietary trading and principal investing activities and liquidated the related assets.  We continue to own certain legacy assets that are not core to the ongoing business.  We have and will continue to devote capital to initiate and support our asset management business. On April 13, 2011, we completed a merger with Commercial Industrial Finance Corp. (“Legacy CIFC”). See Merger with Legacy CIFC below for a description of the merger.

We have historically reported our business in three segments, Investment Management, Principal Investing and Consolidated Investment Products.  As a result of the merger with Legacy CIFC (the “Merger”) and a shift to focus on our core investment management operations, management re-evaluated how it views the business.  We now view the business and its results of operations on an overall consolidated basis. This is the result, in part, of the Merger and associated changes in our strategy to focus on the core asset management business.  These factors resulted in changes to our internal management and reporting structure such that our historical Principal Investing and Consolidated Investment Products segments no longer meet the requirements of reportable segments on a stand-alone basis.  As a result, in the third quarter of 2011, we determined that we have only one reportable operating segment for both the GAAP presentation and management’s non-GAAP financial presentation outlined below.  Information we have historically presented on a segment basis will now be presented on an overall consolidated basis.

As part of the re-evaluation of our view of the business, we also developed a new non-GAAP financial measure, Adjusted Earnings Before Taxes, which replaces “Core Earnings”, a non-GAAP measure we previously disclosed.  Adjusted Earnings Before Taxes is a measure that management currently uses to evaluate its financial performance. We are required under GAAP to consolidate into our financial statements certain CLOs and collateralized debt obligations (“CDOs”) and other entities we manage (as described in further detail below under Consolidated Variable Interest Entities) and this required consolidation results in a presentation that materially differs from the way management views the business.  Among other adjustments, Adjusted Earnings Before Taxes eliminates the consolidation of variable interest entities required under GAAP and provides management’s view of earnings which we believe more closely relates to the economics of our core asset management operations. Management expects to continue to develop and review our non-GAAP financial measures. See Adjusted Earnings Before Taxes (Non-GAAP) below for a complete description, reconciliation and discussion of Adjusted Earnings Before Taxes.

Following the Merger, we have focused on our core business as a corporate credit asset manager and made the decision to exit proprietary trading and certain investing activities. Accordingly, we liquidated our residential-mortgage backed securities (“RMBS”) portfolio during the second quarter of 2011. In addition, we are evaluating the potential sale of our interests in the DFR MM CLO to a third party. If we determine that such a sale would not result in a satisfactory price, we intend to call and liquidate the DFR MM CLO, subject to market and other conditions, at the next available call date in January 2012. Upon the potential sale of our interests in the DFR MM CLO, we could incur a loss on a GAAP basis in the estimated range of $5.0 million to $15.0 million in the period the sale is effected. In addition to the sale or liquidating proceeds that we expect to receive, we have already received distributions on our investments in the DFR MM CLO subordinated notes, from the date of our initial investment through September 30, 2011, totaling $48.1 million. We have begun accumulating SSCL exposures within a total return swap warehouse and expect to launch new SSCL based products in the future (see Other Sources and Uses of Funds - Total Return Swap for Planned New CLO). We do not expect to launch new asset-backed securities (“ABS”) CDOs, and managing ABS CDOs is not considered to be one of our core activities going forward.

The Merger made CIFC one of the largest SSCL management firms globally. As of September 30, 2011, our CLO AUM was $10.7 billion, approximately double our CLO AUM of $5.4 billion prior to the Merger. We believe the Legacy CIFC CLO fund family has market-leading performance in the U.S. managed CLO segment. The Merger has also provided significant opportunities to achieve cost synergies and we anticipate benefits from greater scale and an improved market position. While merger synergies are difficult to demonstrate in the early stages, efforts commenced immediately upon the completion of the Merger to evaluate and implement an efficient cost structure.  We continue to implement the careful transition of essential activities including centralizing of all management, investing and operating activities in our New York office and we expect these changes to be implemented over a period of time extending into the second quarter of 2012. During this transition period we expect to incur significant non-recurring expenses as duplicative investment management, operations, finance and other key functions are transitioned and integrated as unified functions. In addition, certain restructuring charges, primarily in connection with the Merger (see Note 15 to the condensed consolidated financial statements — Restructuring & Impairment Charges) have and will be incurred, including with respect to redundant office lease obligations.

Core Investment Management Activities

We establish and manage investment products for various types of investors, including pension funds, hedge funds and other asset management firms, banks, insurance companies and other types of institutional investors located primarily in the U.S., Europe, North Asia and Australia.  Our existing investment products are primarily CLOs and also include CDOs and other investment vehicles.  These investment products are special purpose entities that pool the capital of multiple investors. The investment advisory fees paid to us by these investment products are our primary source of revenue, are generally paid on a quarterly basis and are ongoing as long as we manage the products. Investment advisory fees typically consist of management fees based on the amount of assets held in the investment product and, in certain cases, incentive fees based on the returns generated for certain investors. Our asset management revenues had historically been included within our Investment Management segment. As we focus on growing our core investment management activities, we expect to utilize our cash and other sources of liquidity to capitalize new investments generating management fee revenues, including co-investments in future issuances of CLOs we manage.

Investing Activities

As noted above, following the Merger, we refocused on our core business as a corporate credit asset manager and we exited certain proprietary trading and principal investing activities and liquidated the related assets. Accordingly, we liquidated our RMBS portfolio during the second quarter of 2011. In addition, we are evaluating the potential sale of our interests in the DFR MM CLO to a third party. If we determine that such a sale would not result in a satisfactory price, we intend to call and liquidate the DFR MM CLO, subject to market and other conditions, at the next available call date in January 2012. We believe that this will allow us to redeploy the capital primarily to strategic opportunities, including to seed new investment products that generate investment advisory fee revenues. The majority of our investing activities, including RMBS and the DFR MM CLO, had historically been included within our Principal Investing segment.

Required Consolidation of Consolidated Variable Interest Entities

We are required to consolidate the assets and liabilities of certain CLOs and CDOs and other entities we manage in accordance with consolidation guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810—Consolidation (“ASC Topic 810”), as amended by Accounting Standards Update (“ASU”) 2009-17 (“ASU 2009-17”) because they are variable interest entities (“VIEs”) with respect to which we are deemed to be the primary beneficiary.

As a result of the adoption of the amendments to ASC Topic 810, effective January 1, 2010, we consolidate six additional CLOs and one CDO. In conjunction with the acquisition of CNCIM, effective June 9, 2010, we consolidate four additional CLOs (the “CNCIM CLOs”).  In conjunction with the merger with Legacy CIFC, effective April 13, 2011, we consolidate ten additional CLOs (the “CIFC CLOs”) (which, together with the ten CLOs and one CDO we previously consolidated, we refer to as the “Consolidated CLOs”).  As of September 30, 2011, our Consolidated CLOs included a total of 20 CLOs and one CDO.  The activities of the Consolidated CLOs had historically been included within our Consolidated Investment Products segment. The assets of the Consolidated CLOs are held solely as collateral to satisfy the obligations of the Consolidated CLOs. We do not own and have no right to the benefits from, nor do we bear the risks associated with, the assets held by the Consolidated CLOs, beyond our minimal direct investments and beneficial interests in, and management fees generated from, the Consolidated CLOs. If CIFC were to liquidate, the assets of the Consolidated CLOs would not be available to our general creditors, and as a result, we do not consider them our assets. Additionally, the investors in the Consolidated CLOs have no recourse to the general credit of CIFC for the debt issued by the Consolidated CLOs. Therefore, this debt is not our obligation.

We have consolidated the DFR MM CLO since its inception in 2007 because we own all of its subordinated notes. Although we consolidate 100% of the assets and liabilities of DFR MM CLO, our maximum exposure to loss on our investment in this entity is limited to our initial investment of $69.0 million ($50.0 million of subordinated notes and $19.0 million of debt). Through September 30, 2011 we have received $48.1 million in distributions in respect of these investments. The DFR MM CLO’s debt holders have recourse only to the assets of the DFR MM CLO and not to our general assets. For the three and nine months ended September 30, 2011, we recorded net losses of $5.2 million and $5.0 million, respectively, in our condensed consolidated statements of operations for the DFR MM CLO. For the three and nine months ended September 30, 2010, we recorded net income of $1.5 million and $12.3 million, respectively, in our condensed consolidated statements of operations for the DFR MM CLO. However, the economic impact of our investment in DFR MM CLO is determined by the cash distributed to us on our investment therein, consisting of interest on our debt investment and distributions on our subordinated note investment, which are eliminated in consolidation (See the Liquidity and Capital Resources section below for additional information).

We also consolidate a special purpose vehicle, CIFC Funding 2011-I, Ltd. (the “Warehouse SPV”), under ASC Topic 810.  During the second quarter of 2011, the Warehouse SPV entered into a total return swap (the “Warehouse TRS”) agreement with Citibank, N.A. (“Citibank”). The reference obligations under the Warehouse TRS agreement are SSCLs which we intend to eventually include within a possible new CLO to be issued by the Warehouse SPV and managed by CIFCAM (see Other Sources and Uses of Funds - Total Return Swap for Planned New CLO). We consolidated assets of $45.3 million and liabilities of $5.1 million related to the Warehouse SPV as of September 30, 2011. Although we consolidate all of the assets and liabilities of the Warehouse SPV, our maximum exposure to loss is limited to our investment in this entity, which was $45.3 million as of September 30, 2011. For the three and nine months ended September 30, 2011, we recorded net unrealized losses of $5.6 million and $5.0 million, respectively, in our condensed consolidated statements of operations for the Warehouse SPV.

Merger with Legacy CIFC

As previously reported, on April 13, 2011 (the “Merger Closing Date”), we completed our previously announced Merger with Legacy CIFC. As a result of the Merger, Legacy CIFC became CIFCAM and a wholly-owned subsidiary of CIFC. The consideration for the Merger paid or payable to CIFC Parent Holdings, LLC (“CIFC Parent”), the sole stockholder of Legacy CIFC, consisted of (i) 9.1 million shares of our common stock (the “Stock Consideration”), (ii) $7.5 million in cash, payable in three equal installments of $2.5 million (subject to certain adjustments), the first of which was paid on the Merger Closing Date and the remaining of which are payable on the first and second anniversaries of the Merger Closing Date, (iii) $4.2 million in cash (subject to certain adjustments) as consideration for the cash balance at Legacy CIFC on the Merger Closing Date, (iv) out-of pocket costs and expenses incurred by Legacy CIFC and CIFC Parent in connection with the Merger of approximately $2.9 million, (v) the first $15.0 million of incentive fees received by the combined company from certain CLOs currently managed by CIFCAM and (vi) 50% of any incentive fees in excess of $15.0 million in the aggregate received by the combined company over the next ten years from certain CLOs currently managed by CIFCAM and (vii) payments relating to the present value of any such incentive fees from certain CLOs currently managed by CIFCAM that remain payable to the combined company after the tenth anniversary of the Merger Closing Date.  The Merger is reflected in our condensed consolidated financial statements as of September 30, 2011, and for the period from the Closing Date to September 30, 2011. (See Note 3 to the condensed consolidated financial statements for disclosures related to the Merger.)

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

CLOs typically issue multiple tranches of debt and subordinated note securities with varying ratings and levels of subordination to finance the purchase of investments. These securities receive interest and principal payments from the CLO in accordance with an agreed upon priority of payments, commonly referred to as the “waterfall.” The most senior notes, generally rated AAA/Aaa, commonly represent the majority of the total liabilities of the CLO. This tranche of notes is issued at a specified spread over LIBOR and normally has the first claim on the earnings on the CLO’s investments after payment of certain fees and expenses. The mezzanine tranches of rated notes generally have ratings ranging from AA/Aa to BB/Ba and also are usually issued at a specified spread over LIBOR with higher spreads paid on the tranches with lower ratings. Each tranche is typically only entitled to a share of the earnings on the CLOs’ investments if the required interest and principal payments have been made on the more senior tranches. The most junior tranche can take the form of either subordinated notes or preference shares and is referred to as the CLO’s “subordinated notes.” The subordinated notes generally do not have a stated coupon but are entitled to residual cash flows from the CLOs’ investments after all of the other tranches of notes and certain other fees and expenses are paid.  The majority of the subordinated notes of the CLOs we manage are owned by third parties. We own all of the subordinated notes of DFR MM CLO and a significantly smaller portion of the subordinated notes of certain of the other CLOs we manage.  Our two principal stockholders own, either directly or indirectly, subordinated notes in ten of the Consolidated CLOs and two CLOs which we manage but do not consolidate.

CLOs, which are designed to serve as investments for third party investors, generally have an investment manager to select and actively manage the underlying assets to achieve target investment performance, including avoidance of loss.  In exchange for these services, CLO managers typically receive three types of fees: senior management fees, subordinated management fees and incentive fees. CLOs also generally appoint a trustee and collateral administrator, who are responsible for holding the CLOs’ investments, collecting investment income and distributing that income in accordance with the waterfall.

Market and Economic Conditions

While the U.S. economy held steady in the third quarter of 2011, the combination of political gridlock in the U.S. with respect to fiscal challenges, S&P’s downgrade of the U.S. credit rating, concern over the solvency of Greece and the stability of the Eurozone including the integrity of the Euro as a currency has weighed on investor sentiment since August 2011 and continues at this time. The result has been protracted volatility on the financial markets including the new issue and secondary markets for the SSCLs and CLOs, respectively, which are central to our business.

Due to heightened uncertainty, we believe certain loan market participants, principally loan mutual funds, actively sold SSCLs beginning in August 2011 and for the rest of the quarter, which caused SSCLs prices to drop and associated yields to rise and in turn caused SSCLs new issuance to abate. New issue SSCL volume decreased to approximately $50.6 billion in the third quarter of 2011 from approximately $119.0 billion in the second quarter. New issuance of CLOs also decreased to $1.8 billion in the third quarter of 2011 from $4.1 billion in the second quarter of 2011.

The result, in periods of market volatility, particularly when the underlying economic conditions are not deteriorating, as was the case in the third quarter, can be opportunistically favorable conditions for investing in SSCLs. Conversely, such volatility can cause potential investors in new CLOs to postpone or decline to invest in a new CLO. In addition, the variability of SSCL market prices can delay or inhibit the issuance of CLO liabilities that align with the cost of underlying SSCLs intended for a CLO. As a result, the market conditions in the third quarter were favorable for making new investments in the CLOs we manage but not conducive to issuing a new CLO. In addition, we have exposure to fluctuating market prices of SSCLs in the warehouse established in connection with issuing a new CLO, and we recognized unrealized losses due to the selling pressure noted above (these unrealized losses have since been mostly reversed but ongoing volatility may result in subsequent SSCL price decreases). The CLOs we manage are cash flow based vehicles, not net asset value based ones, and do not contain covenants that would trigger debt maturities or investor redemption rights in the event of declines in market prices alone.

Our Strategy

We believe consummation of the Merger has substantially improved our market position, scale, financial condition, and opportunities for growth as well as the potential for cost efficiencies. We are focused on diversifying into additional investment product formats based on our core competency, corporate credit, which we expect to consist primarily of SSCLs. In addition to our ongoing direct efforts to place such products with institutional investors, discussions are underway with several placement agents to assist in the distribution of these products. For the foreseeable future, we expect our investor development and product distribution efforts to use a combination of internal capabilities and third party placement agents. As noted previously, we expect new CLOs to be an ongoing core business. We also expect that longer term, while the amount of fees and associated AUM from CLOs should expand, such fees and AUM will represent a lower percentage of our aggregate management fees and total AUM as we develop additional investment products. With respect to the potential redeployment of capital relating to our exit from non core activities, we expect to primarily use redeployed capital for new investment products generating management fee revenues, including co-investments in future issuances of CLOs we manage. We may also invest in acquisitions, including of other asset managers, which may provide additional scale and the potential for margin-enhancing cost synergies, as well as for other corporate purposes. Our investment criteria are focused on expanding and diversifying recurring management fee revenues centered on our core competency as a corporate credit asset manager.

AUM

Investment advisory fees paid by the investment products we manage on behalf of third party investors are our primary source of revenue. These fees typically consist of management fees based on the account’s assets and, in some cases, incentive fees based on the profits we generate for the account.

The following table summarizes the AUM for our significant investment product categories:

	September 30, 2011		June 30, 2011		December 31, 2010
	Number of		Number of		Number of
	Accounts	AUM (1)	Accounts	AUM (1)	Accounts	AUM (1)
		(In thousands)		(In thousands)		(In thousands)

CLOs	29	$10,698,765	30	$11,160,925	16	$5,468,802
ABS CDOs	10	3,029,217	10	3,134,057	10	3,342,028
Corporate Bond CDOs	4	329,570	4	395,745	4	485,718
Total AUM (2)	43	$14,057,552	44	$14,690,727	30	$9,296,548

(1)                                  AUM numbers generally reflect the aggregate principal or notional balance of the collateral and, in some cases, the cash balance held by the CLOs and CDOs and are as of the date of the last trustee report received for each CLO and CDO prior to the respective AUM date. The AUM for our Euro-denominated CLO and CDO have been converted into U.S. dollars using the spot rate of exchange as of the respective AUM date.

(2)                                  Total AUM for September 30, 2011, June 30, 2011 and December 31, 2010 included $182.0 million, $207.2 million and $262.4 million, respectively, related to DFR MM CLO. DCM manages DFR MM CLO but is not contractually entitled to receive any management fees therefrom for as long as all of the subordinated notes issued by DFR MM CLO are held by Deerfield Capital LLC or an affiliate thereof.

During the three months ended September 30, 2011, total AUM decreased by $0.6 billion, primarily as a result of declines in CLO AUM of $0.5 billion.  CLO AUM declined primarily as a result of expected declines in AUM on certain CLOs which are out of their reinvestment period and which used proceeds to repay the debt securities issued by those CLOs. In addition the CLO AUM declined as a result of the loss of one CLO where CypressTree was removed as manager because certain key persons did not remain employed by CypressTree. During the nine months ended September 30, 2011, total AUM increased by $4.8 billion, primarily as a result of increase in CLO AUM of $5.2 billion as a result of the Merger with Legacy CIFC.  This increase was partially offset by decreases in ABS CDO AUM and Corporate Bond CDO AUM of $0.3 billion and $0.2 billion, respectively, during the nine months ended September 30, 2011. Our ABS CDO AUM declined primarily as a result of (i) continued defaults and downgrades of certain assets held by such CDOs, which in some cases cause the exclusion of those assets from the calculation of AUM, (ii) the diversion of cash flows to repay the debt securities issued by those CDOs based on continued noncompliance with overcollateralization tests and other structural provisions, and (iii) realized losses on assets held by the CDOs.

GAAP Results

The sections below up to and including Liquidity and Capital Resources are in accordance with GAAP, unless otherwise noted.

Results of Consolidated Operations

The following table presents our comparative condensed consolidated statement of operations for the three and nine months ended September 30, 2011 and 2010. Certain amounts in the condensed statements of operations for the three and nine months ended September 30, 2010 have been reclassified to conform to the presentation for the three and nine months ended September 30, 2011.  See Note 2 to our condensed consolidated financial statements for a discussion of these reclassifications.

Please note that management also uses non-GAAP financial measures to manage the business and to evaluate and analyze our performance. We believe this non-GAAP financial measure reflected in the Adjusted Earnings Before Taxes (Non-GAAP) section below should be reviewed in conjunction with our condensed consolidated financial statements and this discussion of our GAAP Results.

	Three months ended September 30,		Variance	Nine months ended September 30,		Variance
	2011	2010	2011 vs. 2010	2011	2010	2011 vs. 2010
	(In thousands, except share and per share amounts)
Revenues
Investment advisory fees	$3,108	$2,378	$730	$8,121	$9,056	$(935)
Net interest income:
Interest income	1	2,182	(2,181)	3,329	6,495	(3,166)
Interest expense	1	246	(245)	349	731	(382)
Net interest income	—	1,936	(1,936)	2,980	5,764	(2,784)
Total net revenues	3,108	4,314	(1,206)	11,101	14,820	(3,719)

Expenses
Compensation and benefits	5,262	4,490	772	14,225	10,408	3,817
Professional services	1,544	1,363	181	3,884	3,534	350
Insurance expense	435	766	(331)	1,324	2,159	(835)
Other general and administrative expenses	748	943	(195)	2,437	3,850	(1,413)
Depreciation and amortization	4,907	1,931	2,976	11,572	10,694	878
Occupancy	440	418	22	1,037	1,294	(257)
Impairment of intangible assets	—	2,398	(2,398)	1,104	2,566	(1,462)
Restructuring charges	783	—	783	4,104	—	4,104
Total expenses	14,119	12,309	1,810	39,687	34,505	5,182

Other Income (Expense) and Gain (Loss)
Net gain (loss) on investments, loans, derivatives and liabilities	4,588	(4,906)	9,494	5,095	(2,447)	7,542
Corporate interest expense	(1,445)	(1,424)	(21)	(4,222)	(5,318)	1,096
Strategic transactions expenses	(71)	—	(71)	(1,459)	(4,022)	2,563
Net gain on the discharge of the Senior Notes	—	—	—	—	17,418	(17,418)
Other, net	4	3	1	7	(961)	968
Net other income (expense) and gain (loss)	3,076	(6,327)	9,403	(579)	4,670	(5,249)

Operating income (loss)	(7,935)	(14,322)	6,387	(29,165)	(15,015)	(14,150)

Results of Consolidated Variable Interest Entities
Net gain (loss) from activities of Consolidated Variable Interest Entities	(218,335)	(12,640)	(205,695)	(309,844)	(21,355)	(288,489)
Expenses of Consolidated Variable Interest Entities	(1,847)	(933)	(914)	(4,794)	(2,430)	(2,364)
Net results of Consolidated Variable Interest Entities	(220,182)	(13,573)	(206,609)	(314,638)	(23,785)	(290,853)

Loss before income tax expense (benefit)	(228,117)	(27,895)	(200,222)	(343,803)	(38,800)	(305,003)
Income tax expense (benefit)	(3,386)	1,699	(5,085)	(4,523)	1,701	(6,224)

Net loss	(224,731)	(29,594)	(195,137)	(339,280)	(40,501)	(298,779)
Net loss attributable to noncontrolling interest and Consolidated Variable Interest Entities	218,807	21,575	197,232	329,193	50,202	278,991
Net income (loss) attributable to CIFC Corp.	$(5,924)	$(8,019)	$2,095	$(10,087)	$9,701	$(19,788)

Earnings (loss) per share -
Basic	$(0.29)	$(0.70)	$0.41	$(0.59)	$1.12	$(1.71)
Diluted	$(0.29)	$(0.70)	$0.41	$(0.59)	$1.11	$(1.70)

Weighted-average number of shares outstanding -
Basic	20,426,118	11,397,864		17,038,258	8,698,602
Diluted	20,426,118	11,397,864		17,038,258	8,740,244

Net loss attributable to CIFC Corp. was $5.9 million, or $0.29 of diluted net loss per share, for the three months ended September 30, 2011 compared to net loss attributable to CIFC Corp. of $8.0 million, or $0.70 of diluted net loss per share, for the three months ended September 30, 2010.  Net loss attributable to CIFC Corp. was $10.1 million, or $0.59 of diluted net loss per share, for the nine months ended September 30, 2011 compared to net income attributable to CIFC Corp. of $9.7 million, or $1.11 of diluted net earnings per share, for the nine months ended September 30, 2010.

Net revenues decreased by $1.2 million and $3.7 million for the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2010. The decreases are primarily the result of decreases in net interest income of $1.9 million and $2.8 million for the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2010.  The decline in net interest income is primarily due to decreases in the size of the RMBS portfolio and reductions in net interest income on the RMBS portfolio as the portfolio was liquidated during the second quarter of 2011.  The decrease in net interest income for the three months ended September 30, 2011 was partially offset by an increase in investment advisory fees of $0.7 million as compared to the prior year period.  This increase is primarily due to the Merger and inclusion of the investment advisory fees from CIFCAM and CypressTree which did not exist for the three months ended September 30, 2010.  Investment advisory fees for the nine months ended September 30, 2011 decreased $0.9 million as compared to the prior year period as deferred subordinated management fees collected in 2010 more than outweighed the increases in management fees resulting from the Merger in 2011.

Total expenses increased by $1.8 million for the three months ended September 30, 2011, compared to the same period in 2010.  The increase was primarily driven by increases in compensation and benefits of $0.8 million, depreciation and amortization of $3.0 million and restructuring charges of $0.8 million, partially offset by a decrease in impairment of intangible assets of $2.4 million.  The increase in compensation and benefits is due to additional headcount as a result of the Merger.  The increase in depreciation and amortization is due to additional intangible assets amortization related to intangible assets acquired in the Merger.  The increase in restructuring charges is related to severance and other termination benefits resulting from the Merger.  The decrease in impairment of intangible assets is due to the sale of a non-core portfolio management product in 2010.

Total expenses increased by $5.2 million for the nine months ended September 30, 2011, compared to the same period in 2010.  The increase was primarily driven by increases in compensation and benefits of $3.8 million and restructuring charges of $4.1 million, offset by decreases in other general and administrative expenses of $1.4 million and impairment of intangible assets of $1.5 million.  The increase in compensation and benefits is due to additional headcount as a result of the Merger.  The increase in restructuring charges is related to severance and other termination benefits resulting from the Merger.  The decrease in other general and administrative expenses is primarily due to reductions in compensation for our board of directors (“the Board”) as a result of the restructuring of our Board’s compensation in conjunction with the Merger.  In addition, the prior year period included $0.5 million in expense related to warrants granted as part of the termination agreement associated with Deerfield Pegasus Loan Capital LP (“DPLC”). The decrease in impairment of intangible assets is due to the sale of a non-core portfolio management product in 2010 which more than outweighs the $1.1 million of impairment charges in 2011 related to the Deerfield Capital Management trade name.

Net other income (expense) and gain (loss) increased by $9.4 million for the three months ended September 30, 2011, compared to the same period in 2010.  This increase is primarily due to $9.9 million in variances in the changes in fair value of the conversion feature on our Convertible Notes which is deemed to be an embedded derivative instrument (the “Embedded Derivative”) and is required to be recorded at fair value. Net other income (expense) and gain (loss) decreased by $5.2 million for the nine months ended September 30, 2011, compared to the same period in 2010.  This decrease is primarily due to a $17.4 million gain related to the June 9, 2010 discharge of our Senior Notes and $4.5 million in losses during the 2011 period related to changes in fair value on our contingent liabilities, partially offset by $14.4 million in variances in the changes in fair value of the Embedded Derivative.  In addition, the decrease in corporate interest expense was primarily the result of the June 9, 2010 discharge of the $73.9 million in aggregate principal outstanding of senior notes (the “Senior Notes”) for $55.0 million plus accrued interest (the “Senior Notes Discharge”).  In conjunction with the Senior Notes Discharge we issued $25.0 million in aggregate principal outstanding of our senior subordinated convertible notes (“Convertible Notes”).  While the Convertible Notes are accruing interest expense at a higher effective interest rate than the Senior Notes, the substantially lower outstanding aggregate principal outstanding resulted in a substantial decrease in corporate interest expense.

Net results of Consolidated VIEs decreased by $206.6 million and $290.9 million for the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2010. These decreases are primarily the result of decreases in net gain (loss) from activities of Consolidated VIEs of $205.7 million and $288.5 million for the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2010.  These decreases in net gain (loss) from activities of Consolidated VIEs are primarily the result of fluctuations in the valuation of the investments and debt of the Consolidated CLOs.  In addition, due to the Merger, the net results of Consolidated VIEs for the three and nine months ended September 30, 2010 does not include the activity of CIFC CLOs. The net results of Consolidated VIEs for the CIFC CLOs were net losses of $93.6 million and $162.5 million for the three and nine months ended September 30, 2011, respectively. The net results of Consolidated VIEs for the nine months ended September 30, 2010 includes the CNCIM CLOs only for the period after the acquisition on June 9, 2010. In addition, net results of Consolidated VIEs for the three and nine months ended September 30, 2011 included net losses related to the Warehouse SPV of $5.6 million and $5.0 million, respectively, and net losses related to DFR MM CLO of $5.2 million and $5.0 million, respectively.  Net results of Consolidated VIEs for the three and nine months ended September 30, 2010 included net income related to DFR MM CLO of $1.5 million and $12.3 million, respectively.

We recognized income tax benefits of $3.4 million and $4.5 million for the three and nine months ended September 30, 2011, respectively. Through the second quarter of 2010, we did not pay significant corporate income taxes as a result of the availability of net operating losses (“NOLs”) and net capital losses (“NCLs”). As a result of the acquisition of CNCIM on June 9, 2010, our ability to use the aforementioned NOLs and NCLs to offset our federal taxable income was significantly reduced. Therefore, we recognized a provision for federal income tax expense of $1.7 million for three and nine months ended September 30, 2010. The unusual relationship of income tax benefit to income (loss) before income tax expense (benefit) for the nine months ended September 30, 2011 is primarily attributable to a reduction of deferred tax assets related to a valuation allowance on NOL carryforwards for the state of Illinois which was more than offset by the remeasurement of net deferred tax assets as a result of a higher effective state income tax rate given our presence in New York due to the Merger.

Changes in Financial Condition

The Merger had a significant impact on our financial condition. As a result of the Merger, on a GAAP basis, we acquired assets of $117.5 million, primarily consisting of identifiable intangible assets and goodwill.  We also assumed liabilities of $27.8 million, primarily consisting of contingent liabilities assumed related to Legacy CIFC’s prior acquisition of CypressTree.  In conjunction with the Merger we issued 9.1 million shares of our common stock having a Merger Closing Date fair value of $55.9 million.  In addition, the Merger includes fixed and contingent deferred payments having a combined Merger Closing Date fair value of $24.4 million. As a result of the Merger, we now consolidate the CIFC CLOs.  The CIFC CLOs include six CLOs managed by CIFCAM and four CLOs managed by its wholly-owned subsidiary, CypressTree. As of September 30, 2011, we consolidated assets of $4.2 billion and non-recourse liabilities of $4.0 billion related to the CIFC CLOs.

Other than the impacts of the Merger, during the nine months ended September 30, 2011, the most significant change in our financial condition was the liquidation of the RMBS portfolio and the extinguishment of the related repurchase agreement debt used to finance our investments in RMBS.  Exiting this investment strategy reduced investments at fair value and short-term debt by $263.2 million and $246.9 million, respectively, since the beginning of the year.

Liquidity and Capital Resources

Cash Flows

Our operating activities provided cash of $390.4 million for the nine months ended September 30, 2011. Net cash inflows and non-cash adjustments of $805.4 million included net sales of investments at fair value of $299.2 million and net loss on liabilities at fair value of $205.2 million. Net cash outflows and non-cash adjustments of $415.0 million included the net loss of $339.3 million and net changes in operating assets and liabilities of $59.7 million.

Our investing activities provided cash of $109.8 million for the nine months ended September 30, 2011, primarily from principal receipts on loans held for investment of $72.1 million and a change in restricted cash and cash equivalents of $28.6 million.

Our financing activities used cash of $522.6 million for the nine months ended September 30, 2011, primarily from repayments of repurchase agreements of $246.9 million and payments on long-term debt of $374.8 million, partially offset by proceeds from the issuance of long-term debt of $105.7 million.

Liquidity

We believe that our current cash and cash equivalents, along with expected future cash flows from operations, among other things, are adequate to meet our anticipated liquidity requirements. As of September 30, 2011, total liquidity was comprised of unrestricted cash and cash equivalents of $27.7 million.

Other Sources and Uses of Funds

In addition to our cash and cash equivalents, on a deconsolidated basis, we have our investment in DFR MM CLO, our investment in the Warehouse TRS and $7.1 million of other investments in certain CLOs we manage which we view as other sources of potential liquidity.  As we focus on growing our core investment management activities, we expect to utilize our cash and other sources of liquidity to capitalize new investments generating management fee revenues, including co-investments in future issuances of CLOs we manage.  We may also utilize cash and other sources of liquidity to invest in acquisitions, including of other asset managers, as well as for other corporate purposes.

We may increase our capital resources by issuing securities, including preferred stock, common stock and various forms of debt. The ability or desire to execute these strategies will depend on, among other things, market conditions for capital raises and our strategy regarding the investment of any proceeds.

Merger with Legacy CIFC

We anticipate significant cash inflows from investment advisory fees from the CIFC CLOs, subject to certain requirements to make payments to CIFC Parent under the terms of the Merger (described below). (See note 3 to our condensed consolidated financial statements).  We also expect to continue to recognize certain transitional expenses related to the Merger.

Legacy CIFC Merger and CNCIM Acquisition Deferred Purchase Payments

Remaining deferred purchase payments related to the Merger aggregate $5.0 million and are payable in equal annual installments of $2.5 million, with the first payment being payable on April 13, 2012 (the first anniversary of the Merger Closing Date). Remaining deferred purchase payments related to the acquisition of CNCIM aggregate $6.0 million and are payable in equal annual installments of $1.5 million with the next payment being payable on December 9, 2011.  The present value of the remaining deferred purchase price payments are included in deferred purchase payments on the condensed consolidated balance sheets.

Contingent Liabilities and Other Commitments

In connection with the Merger, we established or assumed certain contingent liabilities that combine to have an estimated fair value of $38.9 million as of September 30, 2011.

The contingent liabilities that resulted from the Merger have an estimated fair value of $21.4 million as of September 30, 2011 and are payable to CIFC Parent. The terms of these payments are as follows: (i) the first $15.0 million of incentive fees received by the combined company from certain CLOs currently managed by CIFCAM, (ii) 50% of any incentive fees in excess of $15.0 million in aggregate received by the combined company over the next ten years from certain CLOs currently managed by CIFCAM and (iii) payments relating to the present value of any such incentive fees from certain CLOs currently managed by CIFCAM that remain payable to the combined company after the tenth anniversary of the Merger Closing Date.

The contingent liabilities assumed in the Merger with Legacy CIFC primarily represent contingent consideration related to Legacy CIFC’s acquisition of CypressTree on December 1, 2010 and contingent liabilities Legacy CIFC assumed in its acquisition of CypressTree related to required payments to the prior sellers of CypressTree and the broker of that sale. The assumed contingent liabilities have an estimated fair value of $17.5 million as of September 30, 2011 and are based on a fixed percentage of certain advisory fees from the CypressTree CLOs.  These fixed percentages vary by CLO and have a minimum fixed percentage of 55%.

On September 16, 2011, we entered into a new lease agreement for our corporate headquarters at 250 Park Avenue, New York, New York in the building in which our headquarters currently are located (the “Lease”). The Lease is expected to commence in the second quarter of 2012 and has a term of 10 years and 6 months. The Lease replaces the Company’s existing lease for its corporate headquarters, which expires 30 days after the commencement date of the new Lease. The annual minimum rent, which is expected to commence in the second quarter of 2012, will be approximately $1.6 million for the first six years of the Lease and is subsequently subject to escalation clauses within the Lease.

Total Return Swap Warehouse for Planned New CLO

During the second quarter of 2011, we entered into the Warehouse TRS with Citibank through the Warehouse SPV.  The reference obligations under the Warehouse TRS agreement are SSCLs which we intend to include within a new CLO to be issued by the Warehouse SPV and managed by CIFCAM. We are hopeful that this new CLO will be issued during the fourth quarter of FY2011.  As of September 30, 2011 the notional amount of SSCL’s included as reference obligations of the Warehouse TRS was $186.7 million. The maximum notional amount of reference obligations under the Warehouse TRS is $350.0 million, subject to certain conditions, including our continuing obligation to provide cash collateral in respect of the reference obligations. As of September 30, 2011, we had $45.3 million of cash posted as collateral under the Warehouse TRS, which is included within restricted cash and cash equivalents in Consolidated VIEs on our condensed consolidated balance sheets.  Under the terms of the Warehouse TRS, we are not required to post any additional cash collateral unless we increase the notional amount of reference obligations under the Warehouse TRS or if the aggregate market value of the reference obligations were to fall below a specified threshold.  In the event we failed to post additional cash collateral, Citibank would have certain rights to unwind the Warehouse TRS.

DFR MM CLO

The economic impact of our investment in DFR MM CLO is determined by the cash flows distributed to us on our investment in $50.0 million of subordinated notes and $19.0 million of debt issued by DFR MM CLO, subject to diversion of cash flows away from our investments in accordance with its indenture. From the date of our initial investment through September 30,

2011, such distributions have totaled $48.1 million on our subordinated notes investment and $4.5 million in interest on our debt investment. Net income we record in our consolidated statements of operations for DFR MM CLO is not always indicative of the cash distributions we receive. For three and nine months ended September 30, 2011, we recorded net losses of $5.2 million and $5.0 million, respectively, in our condensed consolidated statements of operations (specifically, within Consolidated VIEs) for the DFR MM CLO and received cash distributions from DFR MM CLO of $3.0 million and $10.0 million, respectively. For three and nine months ended September 30, 2010, we recorded net income of $1.5 million and $12.3 million, respectively, in our condensed consolidated statements of operations (specifically, within Consolidated VIEs) for the DFR MM CLO and received cash distributions from DFR MM CLO of $0.2 million and $8.1 million, respectively. The following table presents the components of the cash flow distributions from the DFR MM CLO:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(In thousands)

Interest on debt investment	$206	$207	$618	$617
Subordinated note distributions	2,827	—	9,374	7,477
Total cash flow distributions	$3,033	$207	$9,992	$8,094

Debt

As a result of the liquidation of our RMBS portfolio during the quarter, we no longer have any repurchase agreements outstanding as these had historically been used to finance that portfolio.

The following table summarizes our long-term debt as of September 30, 2011:

		Current
	Carrying	Weighted Average	Weighted Average
	Value	Borrowing Rate	Remaining Maturity
	(In thousands)		(In years)
Recourse Debt:
March Junior Subordinated Notes (1)	$95,000	1.00%	24.1
October Junior Subordinated Notes (2)	25,000	3.75%	24.1
Convertible Notes (3)	17,281	8.00%	6.2
Total Recourse Debt	137,281	2.38%	21.8
Consolidated Variable Interest Entities Debt:
DFR MM CLO (4)	122,291	1.32%	7.8
Consolidated CLOs (5)	7,525,265	0.83%	8.5
Total Consoldiated Variable Interest Entities Debt	7,647,556	0.84%	8.5
Total long-term debt	$7,784,837	0.87%	8.7

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

(3)                                  The Convertible Notes principal outstanding of $25.0 million is presented net of a $7.7 million discount, which includes $6.9 million originally allocated to the Embedded Derivative discussed in Note 10 to our condensed consolidated financial statements. The Convertible Notes currently pay interest at the 8.00% stated rate; however, including the discount, the effective rate of interest is 18.14%.

(4)                                  Excludes $19.0 million of DFR MM CLO debt that we own and eliminate upon consolidation. Had this debt been included the weighted-average borrowing rate would be 1.72% as of September 30, 2011.

(5)                                  Long-term debt of the Consolidated CLOs is recorded at fair value. This includes the fair value of the subordinated notes issued by the Consolidated CLOs. However, the subordinated notes do not have a stated interest rate and are therefore excluded from the calculation of the weighted average borrowing rate. The par value of the Consolidated CLOs long-term debt (including subordinated notes) was $8.5 billion as of September 30, 2011.

During the three and nine months ended September 30, 2011, DFR MM CLO paid down $25.7 million and $83.4 million of its outstanding debt, respectively, as a result of certain structural provisions contained in its indenture. The carrying value of the assets held in DFR MM CLO, which are the only assets to which DFR MM CLO’s debt holders have recourse for repayment, was $173.3 million as of September 30, 2011.

As a result of the Merger, we consolidated ten additional Consolidated CLOs which represented $4.0 billion in additional long-term debt as of September 30, 2011.  During the three and nine months ended September 30, 2011, the Consolidated CLOs paid down $55.5 million and $166.0 million of their outstanding debt, respectively, and distributed $49.9 million and $125.4 million to the holders of their subordinated notes, respectively. The carrying value of the assets held in the Consolidated CLOs, which are the only assets to which the Consolidated CLO debt holders have recourse for repayment, was $8.0 billion as of September 30, 2011.

See Note 10 to our condensed consolidated financial statements for a discussion of our long-term debt.

Adjusted Earnings Before Taxes (Non-GAAP)

Adjusted Earnings Before Taxes is a non-GAAP financial measure that management utilizes to evaluate and analyze our performance. This non-GAAP financial measure was developed by management in the period after the Merger as management re-evaluated its own internal management reporting given the shift to focus on our core investment management operations.  Adjusted Earnings Before Taxes replaces Core Earnings, a non-GAAP measure we previously disclosed, as management determined that Core Earnings was no longer a useful metric for both management and investors. We believe the Adjusted Earnings Before Taxes financial measure better reflects the nature and substance of the business and the economic benefits driven by advisory fee revenues from the management of client funds, which are primarily CLOs. The calculation of Adjusted Earnings Before Taxes eliminates the net results of Consolidated Variable Interest Entities, the impact of certain non-cash items, non-recurring items, special charges and all components of net other income (expense) from net income (loss) attributable to CIFC Corp., the most comparable GAAP financial measure.

Adjusted Earnings Before Taxes includes investment advisory fee revenues (without regard to eliminations as a result of consolidation of the Consolidated CLOs), net of advisory fee sharing arrangements consisting of the CIFC CLO advisory fee sharing arrangements which are part of the consideration for the Merger with Legacy CIFC and the acquired advisory fee sharing arrangements related to the CypressTree CLOs. (See discussion of contingent liabilities within the Liquidity and Capital Resources section below for additional information about these fee sharing arrangements).  Under GAAP, our investment advisory fees are recorded within revenues at the contractual rate under the investment advisory agreements and the fee share arrangements are recorded as contingent liabilities on the condensed consolidated balance sheets with the changes in fair value of the contingent liabilities recorded within net gain (loss) on investments, loans, derivatives and liabilities. Adjusted Earnings Before Taxes eliminates the net income (loss) on all consolidated variable interest entities, including the DFR MM CLO and the Warehouse TRS, and includes instead cash distributions received from our investments in these consolidated variable interest entities.  Adjusted Earnings Before Taxes includes net interest income on other proprietary investments but excludes net gains (losses) on such investments.  See Net income (loss) on Consolidated Variable Interest Entities excluded from Adjusted Earnings Before Taxes following the discussion of the components of Adjusted Earnings Before Taxes for further information. Adjusted Earnings Before Taxes includes most expenses that management considers to be directly attributable to generating revenues and eliminates certain non-cash expenses, non-recurring items and special charges such as amortization on intangible assets, impairment charges on intangible assets, restructuring charges and strategic transactions expenses.

Adjusted Earnings Before Taxes provided herein may not be comparable to similar measures presented by other companies, as it is a non-GAAP financial measure that is not based on a comprehensive set of accounting rules or principles and therefore, may be defined differently by other companies. In addition, Adjusted Earnings Before Taxes should be considered an addition to, not as a substitute for, or superior to, financial measures determined in accordance with GAAP.

The following table presents our adjusted components of Adjusted Earnings Before Taxes for the three and nine months ended September 30, 2011 and 2010:

	Adjusted three months ended September 30,		Variance	Adjusted nine months ended September 30,		Variance
	2011	2010	2011 vs. 2010	2011	2010	2011 vs. 2010
	(In thousands)
Revenues
Investment advisory fees	$11,985	$6,780	$5,205	$28,517	$20,327	$8,190
Net interest income:
Interest income	3,872	3,154	718	16,034	15,627	407
Interest expense	1	246	(245)	349	731	(382)
Net interest income	3,871	2,908	963	15,685	14,896	789
Total net revenues	15,856	9,688	6,168	44,202	35,223	8,979

Expenses
Compensation and benefits	5,262	4,146	1,116	13,951	10,064	3,887
Professional services	1,544	1,363	181	3,884	3,534	350
Insurance expense	435	766	(331)	1,324	2,159	(835)
Other general and administrative expenses	748	943	(195)	2,437	3,322	(885)
Depreciation and amortization	169	175	(6)	463	682	(219)
Occupancy	440	418	22	1,037	1,294	(257)
Corporate interest expense	1,445	1,424	21	4,222	5,318	(1,096)
Total expenses	10,043	9,235	808	27,318	26,373	945

Adjusted Earnings Before Taxes (1)	$5,813	$453	$5,360	$16,884	$8,850	$8,034

(1)                                  See Reconciliation from GAAP to Adjusted Earnings Before Taxes for detailed reconciliations from the GAAP net income (loss) attributable to CIFC Corp. to Adjusted Earnings Before Taxes.

The following sections provide a discussion of the variances in the adjusted components of Adjusted Earnings Before Taxes for the periods presented.

Net Revenues

Investment Advisory Fees

During the three and nine months ended September 30, 2011 and 2010, we earned investment advisory fees from our management of CLOs, CDOs, separately managed accounts and other investment products. Investment advisory fees from our management of CLOs and CDOs totaled $11.9 million and $28.1 million for the three and nine months ended September 30, 2011, respectively, and $6.6 million and $19.7 million for the three and nine months ended September 30, 2010, respectively. Other investment advisory fees from our management of separately managed accounts and other investment products, which are excluded from the table below, totaled $0.1 million and $0.4 million for the three and nine months ended September 30, 2011, respectively, and $0.2 million and $0.6 million for the three and nine months ended September 30, 2010, respectively. As of September 30, 2011, we no longer manage any separately managed accounts. The following discussion analyzes changes in our CLO and CDO investment advisory fees.

CLO and CDO Investment Advisory Fees

The following table summarizes the investment advisory fee revenues from the CLOs and CDOs we manage:

	Three months ended September 30,		Variance	Nine months ended September 30,		Variance
	2011	2010	2011 vs. 2010	2011	2010	2011 vs. 2010
	(In thousands)
Senior Management Fees:
CLOs	$4,134	$2,541	$1,593	$10,396	$6,037	$4,359
ABS CDOs	505	590	(85)	1,562	2,003	(441)
Corporate Bonds CDOs	224	351	(127)	769	1,089	(320)
Total Senior Management Fees	4,863	3,482	1,381	12,727	9,129	3,598

Subordinated Management Fees:
CLOs	6,908	2,594	4,314	15,074	6,066	9,008
ABS CDOs	—	—	—	—	27	(27)
Corporate Bonds CDOs	—	—	—	156	255	(99)
Total Subordinated Management Fees	6,908	2,594	4,314	15,230	6,348	8,882

Deferred Subordinated Management Fees:
CLOs	—	450	(450)	—	4,205	(4,205)
ABS CDOs	—	—	—	—	—	—
Corporate Bonds CDOs	—	—	—	—	—	—
Total Deferred Subordinated Management Fees	—	450	(450)	—	4,205	(4,205)

Incentive Fees:
CLOs	81	—	81	168	—	168
ABS CDOs	—	—	—	—	—	—
Corporate Bonds CDOs	—	60	(60)	2	60	(58)
Total Incentive Fees	81	60	21	170	60	110

Total CLO and CDO Advisory Fees:
CLOs	11,123	5,585	5,538	25,638	16,308	9,330
ABS CDOs	505	590	(85)	1,562	2,030	(468)
Corporate Bonds CDOs	224	411	(187)	927	1,404	(477)
Total CLO and CDO Advisory Fees	$11,852	$6,586	$5,266	$28,127	$19,742	$8,385

CLO investment advisory fee revenue increased by $5.5 million and $9.3 million for the three and nine months ended September 30, 2011, respectively, compared to same periods in 2010. The increase in CLO investment advisory fee revenues during the three and nine months ended September 30, 2011, is primarily the result of $5.1 million and $7.8 million of CIFCAM and CypressTree CLO investment advisory fees for the same periods.  Furthermore, the June 9, 2010 acquisition of CNCIM resulted in $4.5 million of additional CLO investment advisory fee revenues during the nine months ended September 30, 2011 as a result of the prior year period only including fees subsequent to the acquisition. These increases were offset by decreases in the receipt of deferred subordinated management fees of $0.5 million and $4.2 million for the three and nine months ended September 30, 2011, respectively, as compared to the same periods in 2010, as most of the remaining CLOs we manage, specifically those managed by DCM, repaid their deferred subordinated management fees and resumed current payment of subordinated management fees during 2010.

During 2009, many of our DCM, CypressTree and CNCIM CLO subordinated fees were deferring based on, among other things, overcollateralization tests and other structural provisions built into the CLOs which diverted cash flows to the prepayment of the debt securities issued by the CLOs. As a result of improvement in market conditions and effective portfolio management, most of the CLOs we manage have returned to compliance with their overcollateralization tests. We have recouped substantially all of our deferred subordinated management fees from the aforementioned CLOs and expect them to pay future subordinated management fees on a current basis. With continued improvement in market conditions and ongoing effective portfolio management, we expect our other CLOs to return to compliance with their overcollateralization tests, and, subject to the satisfaction of certain other conditions, we expect to recoup substantially all of our deferred subordinated management fees from those CLOs and to receive future subordinated management fees on a current basis. As of September 30, 2011, unrecognized deferred subordinated management fees related to the CLOs we manage, primarily by DCM, totaled approximately $6.5 million.

ABS CDO revenue decreased by $0.1 million and $0.5 million for the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2010, primarily due to declines in senior management fees, resulting from decreases in AUM in our ABS CDOs. We expect our ABS CDO AUM and management fees to continue to decline primarily as a result of (i) continued defaults and downgrades of certain assets held by such CDOs, which in some cases causes the exclusion of those assets from the calculation of AUM, (ii) the diversion of cash flows to repay the debt securities issued by those CDOs based on continued noncompliance with overcollateralization tests and other structural provisions, and (iii) realized losses on assets held by the CDOs.

Corporate Bond CDO revenue decreased by $0.2 million and $0.5 million for the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2010, primarily due to declines in senior management fees. The decline in senior fees is a result of a decrease in AUM on our Corporate Bond CDOs from paydowns or maturities of the underlying collateral in those CDOs.

Net Interest income

Net interest income represents the difference between the interest income we earn on our proprietary investments and the cost of our borrowings, net of hedges, if any.  Net interest income also includes the distributions received on our investments in CLOs we manage (including DFR MM CLO) and our historical investments in RMBS.

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

The following table summarizes our net interest income:

	Three months ended September 30,		Variance	Nine months ended September 30,		Variance
	2011	2010	2011 vs. 2010	2011	2010	2011 vs. 2010
	(In thousands)
Interest income:
Investments in CLOs	$3,871	$860	$3,011	$12,702	$9,129	$3,573
RMBS	—	2,145	(2,145)	3,231	6,172	(2,941)
Other investments	1	149	(148)	101	326	(225)
Total interest income	3,872	3,154	718	16,034	15,627	407

Interest expense:
Repurchase agreements	—	241	(241)	347	695	(348)
Hedging activity	—	—	—	—	31	(31)
Other	1	5	(4)	2	5	(3)
Total interest expense	1	246	(245)	349	731	(382)

Net interest income	$3,871	$2,908	$963	$15,685	$14,896	$789

Interest income on investments in CLOs increased by $3.0 and $3.6 million for the three and nine months ended September 30, 2011, respectively, as compared to the same periods in 2010.  These increases are primarily driven by increases in distributions from our investments in the DFR MM CLO which amounted to $3.0 million and $10.0 million, respectively, for the three and nine months ended September 30, 2011 and $0.2 million and $8.1 million, respectively, for the same periods in 2010. The increases in interest income on investments in CLOs were partially offset by decreases in net interest income on RMBS of $1.9 million and $2.6 million for the three and nine months ended September 30, 2011, respectively, as compared to the same periods in 2010.  These decreases in RMBS net interest income were the result of our second quarter 2011 decision to liquidate our RMBS portfolio.

Expenses

Expenses increased $0.8 million and $0.9 million for the three and nine months ended September 30, 2011, respectively, as compared to the same periods in 2010. The increases were primarily the result of increases is compensation and benefits of $1.1 million and $3.9 million and professional services of $0.2 million and $0.4 million for the three and nine months ended September 30, 2011, respectively, as compared to the same periods in 2010. The increases in compensation and benefits and professional services during the periods are primarily the result of the combination of companies as a result of the Merger, as during the three and nine months ended September 30, 2011 we were not yet able to realize the full benefit of expected cost synergies.  Following completion of the Merger, we began executing a plan to realize the expected economies of scale of the combined company through a reduction of the workforce. In addition, several revenue producing activities that were viewed as non-core to our business were wound down, and the employment of the individuals involved in such activities were terminated.  Restructuring activities are expected to continue through the second quarter of 2012, primarily with respect to adjustments to staffing levels and office space needs.

These increases in expenses were partially offset by reductions in insurance expense of $0.3 million and $0.8 million and other general and administrative expenses of $0.2 million and $0.9 million for the three and nine months ended September 30, 2011, respectively, as compared the same periods in 2010.  The decreases in other general and administrative expenses during the three and nine months ended September 30, 2011, are primarily attributable to reductions in compensation for our board of directors (the “Board”) as a result of the restructuring of our Board’s compensation in conjunction with the Merger.  In addition, corporate interest expense declined $1.1 million for the nine months ended September 30, 2011, as compared to the same period in 2010.  This was primarily the result of the June 9, 2010 discharge of the $73.9 million in aggregate principal outstanding of Senior Notes for $55.0 million plus accrued interest.  In conjunction with the Senior Notes Discharge we issued $25.0 million in aggregate principal outstanding of our Convertible Notes. While the Convertible Notes are accruing interest expense at a higher effective interest rate than the Senior Notes, the substantially lower outstanding aggregate principal outstanding resulted in a substantial decrease in corporate interest expense.

Net income (loss) on Consolidated Variable Interest Entities excluded from Adjusted Earnings Before Taxes

As noted above, Adjusted Earnings Before Taxes excludes net realized and unrealized gains (losses) on our investment holdings in variable interest entities. The table below provides details of the net realized and unrealized gains (losses) on our investments in the Consolidated CLOs and the GAAP net income (loss) of the DFR MM CLO, Warehouse SPV and DPLC which are included within net income attributable to CIFC Corp., but excluded from Adjusted Earnings Before Taxes.

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(In thousands)
Net realized and unrealized gains (losses) on investments in Consolidated CLOs	$(2,914)	$2,146	$(2,382)	$2,655
Consolidated net income (loss) of the DFR MM CLO	(5,157)	1,454	(5,036)	12,267
Consolidated net income (loss) of the Warehouse SPV	(5,567)	—	(5,004)	—
Consolidated net income (loss) of DPLC attributable to CIFC Corp.	—	—	—	(49)
Total net income (loss) on Variable Interest Entities excluded from Adjusted Earnings Before Taxes	$(13,638)	$3,600	$(12,422)	$14,922

Reconciliation from GAAP to Adjusted Earnings Before Taxes

The table below provides a reconciliation between the GAAP net income (loss) attributable to CIFC Corp. and Adjusted Earnings Before Taxes, a non-GAAP measure used by management to evaluate and analyze our performance, for the three months ended September 30, 2011:

	Three months ended September 30, 2011
	Consolidated	Consolidation	Deconsolidated	Reconciling and		Adjusted
	GAAP	Adjustments (1)	GAAP	Non-Recurring Items		Totals
	(In thousands)
Revenues
Investment advisory fees	$3,108	$11,424	$14,532	$(2,547)	(2)	$11,985
Net interest income:
Interest income	1	839	840	3,032	(3)	3,872
Interest expense	1	—	1	—		1
Net interest income	—	839	839	3,032		3,871
Total net revenues	3,108	12,263	15,371	485		15,856

Expenses
Compensation and benefits	5,262	—	5,262	—		5,262
Professional services	1,544	—	1,544	—		1,544
Insurance expense	435	—	435	—		435
Other general and administrative expenses	748	—	748	—		748
Depreciation and amortization	4,907	—	4,907	(4,738)	(4)	169
Occupancy	440	—	440	—		440
Corporate interest expense	—	—	—	1,445	(5)	1,445
Restructuring charges	783	—	783	(783)	(7)	—
Total expenses	14,119	—	14,119	(4,076)		10,043

Other Income (Expense) and Gain (Loss)
Net gain (loss) on investments, loans, derivatives and liabilities	4,588	(2,914)	1,674	(1,674)	(8)	—
Corporate interest expense	(1,445)	—	(1,445)	1,445	(5)	—
Strategic transactions expenses	(71)	—	(71)	71	(9)	—
Other, net	4	—	4	(4)	(8)	—
Net other income (expense) and gain (loss)	3,076	(2,914)	162	(162)		—

Operating income (loss)	(7,935)	9,349	1,414	4,399		5,813

Net results of Consolidated Variable Interest Entities	(220,182)	209,458	(10,724)	10,724	(10)	—

Loss before income tax expense (benefit)	(228,117)	218,807	(9,310)	15,123		5,813
Income tax expense (benefit)	(3,386)	—	(3,386)	3,386	(11)	—

Net loss	(224,731)	218,807	(5,924)	11,737		5,813
Net loss attributable to noncontrolling interest and Consolidated Variable Interest Entities	218,807	(218,807)	—	—		—
Net income (loss) attributable to CIFC Corp.	$(5,924)	$—	$(5,924)	$11,737		$5,813

The table below provides a reconciliation between the GAAP net income (loss) attributable to CIFC Corp. and Adjusted Earnings Before Taxes, a non-GAAP measure used by management to evaluate and analyze our performance, for the three months ended September 30, 2010:

	Three months ended September 30, 2010
	Consolidated	Consolidation	Deconsolidated	Reconciling and		Adjusted
	GAAP	Adjustments (1)	GAAP	Non-Recurring Items		Totals
	(In thousands)
Revenues
Investment advisory fees	$2,378	$4,402	$6,780	$—		$6,780
Net interest income:
Interest income	2,182	765	2,947	207	(3)	3,154
Interest expense	246	—	246	—		246
Net interest income	1,936	765	2,701	207		2,908
Total net revenues	4,314	5,167	9,481	207		9,688

Expenses
Compensation and benefits	4,490	—	4,490	(344)	(12)	4,146
Professional services	1,363	—	1,363	—		1,363
Insurance expense	766	—	766	—		766
Other general and administrative expenses	943	—	943	—		943
Depreciation and amortization	1,931	—	1,931	(1,756)	(4)	175
Occupancy	418	—	418	—		418
Corporate interest expense	—	—	—	1,424	(5)	1,424
Impairment of intangible assets	2,398	—	2,398	(2,398)	(6)	—
Total expenses	12,309	—	12,309	(3,074)		9,235

Other Income (Expense) and Gain (Loss)
Net gain (loss) on investments, loans, derivatives and liabilities	(4,906)	2,146	(2,760)	2,760	(8)	—
Corporate interest expense	(1,424)	—	(1,424)	1,424	(5)	—
Other, net	3	—	3	(3)	(8)	—
Net other income (expense) and gain (loss)	(6,327)	2,146	(4,181)	4,181		—

Operating income (loss)	(14,322)	7,313	(7,009)	7,462		453

Net results of Consolidated Variable Interest Entities	(13,573)	15,027	1,454	(1,454)	(10)	—

Loss before income tax expense (benefit)	(27,895)	22,340	(5,555)	6,008		453
Income tax expense (benefit)	1,699	—	1,699	(1,699)	(11)	—

Net loss	(29,594)	22,340	(7,254)	7,707		453
Net loss attributable to noncontrolling interest and Consolidated Variable Interest Entities	21,575	(21,575)	—	—		—
Net income (loss) attributable to CIFC Corp.	$(8,019)	$765	$(7,254)	$7,707		$453

The table below provides a reconciliation between the GAAP net income (loss) attributable to CIFC Corp. and Adjusted Earnings Before Taxes, a non-GAAP measure used by management to evaluate and analyze our performance, for the nine months ended September 30, 2011:

	Nine months ended September 30, 2011
	Consolidated	Consolidation	Deconsolidated	Reconciling and		Adjusted
	GAAP	Adjustments (1)	GAAP	Non-Recurring Items		Totals
	(In thousands)
Revenues
Investment advisory fees	$8,121	$24,263	$32,384	$(3,867)	(2)	$28,517
Net interest income:
Interest income	3,329	2,714	6,043	9,991	(3)	16,034
Interest expense	349	—	349	—		349
Net interest income	2,980	2,714	5,694	9,991		15,685
Total net revenues	11,101	26,977	38,078	6,124		44,202

Expenses
Compensation and benefits	14,225	—	14,225	(274)	(12)	13,951
Professional services	3,884	—	3,884	—		3,884
Insurance expense	1,324	—	1,324	—		1,324
Other general and administrative expenses	2,437	—	2,437	—		2,437
Depreciation and amortization	11,572	—	11,572	(11,109)	(4)	463
Occupancy	1,037	—	1,037	—		1,037
Corporate interest expense	—	—	—	4,222	(5)	4,222
Impairment of intangible assets	1,104	—	1,104	(1,104)	(6)	—
Restructuring charges	4,104	—	4,104	(4,104)	(7)	—
Total expenses	39,687	—	39,687	(12,369)		27,318

Other Income (Expense) and Gain (Loss)
Net gain (loss) on investments, loans, derivatives and liabilities	5,095	(2,382)	2,713	(2,713)	(8)	—
Corporate interest expense	(4,222)	—	(4,222)	4,222	(5)	—
Strategic transactions expenses	(1,459)	—	(1,459)	1,459	(9)	—
Other, net	7	—	7	(7)	(8)	—
Net other income (expense) and gain (loss)	(579)	(2,382)	(2,961)	2,961		—

Operating income (loss)	(29,165)	24,595	(4,570)	21,454		16,884

Net results of Consolidated Variable Interest Entities	(314,638)	304,598	(10,040)	10,040	(10)	—

Loss before income tax expense (benefit)	(343,803)	329,193	(14,610)	31,494		16,884
Income tax expense (benefit)	(4,523)	—	(4,523)	4,523	(11)	—

Net loss	(339,280)	329,193	(10,087)	26,971		16,884
Net loss attributable to noncontrolling interest and Consolidated Variable Interest Entities	329,193	(329,193)	—	—		—
Net income (loss) attributable to CIFC Corp.	$(10,087)	$—	$(10,087)	$26,971		$16,884

The table below provides a reconciliation between the GAAP net income (loss) attributable to CIFC Corp. and Adjusted Earnings Before Taxes, a non-GAAP measure used by management to evaluate and analyze our performance, for the nine months ended September 30, 2010:

	Nine months ended September 30, 2010
	Consolidated	Consolidation	Deconsolidated	Reconciling and		Adjusted
	GAAP	Adjustments (1)	GAAP	Non-Recurring Items		Totals
	(In thousands)
Revenues
Investment advisory fees	$9,056	$11,271	$20,327	$—		$20,327
Net interest income:
Interest income	6,495	1,038	7,533	8,094	(3)	15,627
Interest expense	731	—	731	—		731
Net interest income	5,764	1,038	6,802	8,094		14,896
Total net revenues	14,820	12,309	27,129	8,094		35,223

Expenses
Compensation and benefits	10,408	—	10,408	(344)	(12)	10,064
Professional services	3,534	—	3,534	—		3,534
Insurance expense	2,159	—	2,159	—		2,159
Other general and administrative expenses	3,850	—	3,850	(528)	(13)	3,322
Depreciation and amortization	10,694	—	10,694	(10,012)	(4)	682
Occupancy	1,294	—	1,294	—		1,294
Corporate interest expense	—	—	—	5,318	(5)	5,318
Impairment of intangible assets	2,566	—	2,566	(2,566)	(6)	—
Total expenses	34,505	—	34,505	(8,132)		26,373

Other Income (Expense) and Gain (Loss)
Net gain (loss) on investments, loans, derivatives and liabilities	(2,447)	2,655	208	(208)	(8)	—
Corporate interest expense	(5,318)	—	(5,318)	5,318	(5)
Strategic transactions expenses	(4,022)	—	(4,022)	4,022	(9)	—
Net gain on the discharge of the Senior Notes	17,418	—	17,418	(17,418)	(14)	—
Other, net	(961)	—	(961)	961	(8)	—
Net other income (expense) and gain (loss)	4,670	2,655	7,325	(7,325)		—

Operating income (loss)	(15,015)	14,964	(51)	8,901		8,850

Net results of Consolidated Variable Interest Entities	(23,785)	36,003	12,218	(12,218)	(10)	—

Loss before income tax expense (benefit)	(38,800)	50,967	12,167	(3,317)		8,850
Income tax expense (benefit)	1,701	—	1,701	(1,701)	(11)	—

Net loss	(40,501)	50,967	10,466	(1,616)		8,850
Net loss attributable to noncontrolling interest and Consolidated Variable Interest Entities	50,202	(50,202)	—	—		—
Net income (loss) attributable to CIFC Corp.	$9,701	$765	$10,466	$(1,616)		$8,850

(1)	Adjustments to eliminate the impact of the consolidation of the Consolidated CLOs.
(2)

Adjustments to reflect Adjusted Earnings Before Taxes net of fee sharing arrangements related to the Merger for the CIFC CLOs and acquired advisory fee sharing arrangements related to the Cypress Tree CLOs.

(3)	The reclassification of distributions received on our investments in the DFR MM CLO subordinated notes.
(4)

Elimination of intangible asset amortization. The adjustment for the nine months ended September 30, 2010 also includes $5.5 million of non-recurring accelerated depreciation and amortization expense related to certain leasehold improvements and equipment we abandoned in connection with our relocation to a new office space on April 30, 2010.

(5)	Reclassification of corporate interest expense from other income (expense) and gain (loss) to expenses.
(6)	Elimination of impairment charges on intangible assets.
(7)	Elimination of restructuring charges.
(8)	Elimination of net gains (losses) on our proprietary investments and items (primarily non-recurring in nature) which are included within Other, net.
(9)	Elimination of strategic transactions expenses.
(10)	Elimination of the GAAP net income (loss) related to the DFR MM CLO, the Warehouse TRS and DPLC.
(11)	Elimination of income tax expense (benefit).
(12)	Elimination of certain incentive based compensation related to certain net gains (losses) on investments which are not included as a component of Adjusted Earnings Before Taxes.
(13)	Elimination of the non-recurring expense related to the warrants issued in conjunction with the restructuring of DPLC.
(14)	Elimination of the non-recurring gain on the discharge of the Senior Notes.

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

The types of assets included in Level 1 are generally equity securities or derivatives listed on an exchange with active markets. We held no Level 1 securities as of September 30, 2011 and December 31, 2010.

Level 2—inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Our assets and liabilities generally included in this category are Agency RMBS, loans classified as either investments at fair value or loans held for sale where asset valuations are provided by independent pricing services, corporate bonds, long-term debt of our Consolidated CLOs (prior to our valuation methodology change effective September 30, 2011), interest rate derivatives and our total return swap.

Level 3—inputs to the valuation methodology include significant unobservable inputs to the fair value measurement. This includes situations where there is little, if any, market activity for the asset or liability.

Our assets and liabilities generally included in this category are corporate bonds, loans classified as either investments at fair value or loans held for sale where asset valuations are not provided by independent pricing services, warrants, long-term debt of our Consolidated CLOs (including the subordinated notes) and the conversion feature contained in our senior subordinated convertible notes, which is deemed an embedded derivative instrument.

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

Under ASC Topic 825—Financial Instruments (“ASC Topic 825”) we have elected the fair value option for RMBS, corporate bonds, derivatives, debt and subordinated notes of CLOs, certain loans and all assets and liabilities in our Consolidated CLOs. We have not elected the fair value option for loans held in DFR MM CLO. In connection with the adoption of the amendments to ASC Topic 810, we elected and applied the fair value option to measure, on an entity-by-entity basis, all of the eligible assets and liabilities of the Consolidated CLOs at fair value subsequent to the date of initial adoption of the amendments to ASC Topic 810. We also determined measuring the debt and subordinated notes issued by the Consolidated CLOs at fair value better correlates with the fair value of assets held by the Consoldiated CLOs, which are held to provide the cash flows for the note obligations of the Consolidated CLOs.

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

Other than DFR MM CLO, in which we own all the subordinated notes, we have a variable interest in each of the CLOs and CDOs we manage due to the provisions of their respective management agreements. As of September 30, 2011, we had direct investments in certain of those CLOs, which represented a small portion of the total debt and subordinated notes issued by the CLOs. Where we had a direct investment, it was typically in the unrated, junior subordinated tranches of the CLOs. These unrated, junior subordinated tranches, referred to herein as “subordinated notes,” took the form of either subordinated notes or preference shares. For a detailed description of CLOs see Note 4 to our condensed consolidated financial statements.

For CLOs and CDOs, if we are deemed to have the power to direct the activities of the CLO or CDO that most significantly impact the economic performance and the obligation to absorb losses or the right to receive benefits that could be significant to the CLO or CDO, then we are deemed to be the primary beneficiary of the CLO or CDO and are required to consolidate the CLO or CDO. Beginning January 1, 2010, we consolidated CLOs (including one CDO) where we were deemed to be the primary beneficiary. See Note 4 to our condensed consolidated financial statements for additional discussion of our Consolidated CLOs.

Goodwill—Goodwill represents the excess cost of a business combination over the fair value of the net assets acquired. Goodwill is tested for impairment annually or more frequently when events or changes in circumstances indicate the asset might be impaired. The evaluation of goodwill for impairment requires us to make estimates and exercise significant judgment. As of September 30, 2011, there were no events or changes in circumstances that would indicate that the current carrying amount of goodwill might be impaired; accordingly, we did not perform interim testing procedures.

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

Off-Balance Sheet Arrangements

Other than our exposures under the Warehouse TRS, as of September 30, 2011, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose or VIEs, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of September 30, 2011, we did not guarantee any obligations of unconsolidated entities, enter into any commitments or express intent to provide additional funding to any such entities.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective.

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

Other than the change noted above, there have been no changes in our internal control over financial reporting during the nine months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
3.1

Certificate of Ownership and Merger merging CIFC Corp., a Delaware corporation, into CIFC Deerfield Corp., a Delaware corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 20, 2011).

3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 20, 2011).
10.1

Lease between 250 Park Avenue, LLC, as Landlord and CIFC Corp., as Tenant (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 16, 2011).

**10.2	CIFC Corp. 2011 Stock Option and Incentive Plan (incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A filed with the SEC on August 3, 2011).
**10.3

Form of Stock Option Award Certificate under the CIFC Corp. 2011 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 19, 2011).

**10.4

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
101

Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended September 30, 2011, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to Condensed Consolidated Financial Statements furnished herewith.

*    Filed herewith.

**  Compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CIFC CORP.
(Registrant)

Date: November 14, 2011	By:	/s/ PETER GLEYSTEEN
Peter Gleysteen, Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 14, 2011	By:	/s/ CARL A. COLLETTI
Carl A. Colletti, Chief Financial Officer
(Principal Financial and Accounting Officer)