Form 10-K
period 2011-12-31
CIFC Corp.
filed 2012-03-30
CIK 1313918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 1-32551

CIFC CORP.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-2008622 (I.R.S. Employer Identification No.)
250 Park Avenue, 5th Floor, New York, NY (Address of principal executive offices)	10177 (Zip code)

Registrant's telephone number, including area code: 212-624-1200

Securities registered pursuant to Section 12(b) of the Act:

Title of Each class:	Name of Exchange on Which Registered:
Common Stock, par value $0.001 per share	NASDAQ Stock Market LLC

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the outstanding common equity held by non-affiliates of the registrant was $44,846,820 based on the number of shares held by non-affiliates of the registrant as of June 30, 2011, and based on the reported last sale price of the common stock on June 30, 2011, which is the last business day of the registrant's most recently completed second fiscal quarter.

         There were 20,255,430 shares of the registrant's common stock outstanding as of March 23, 2012.

DOCUMENTS INCORPORATED BY REFERENCE:

         None.

CIFC CORP.

2011 ANNUAL REPORT ON FORM 10-K

INDEX

CERTAIN DEFINITIONS

        Unless otherwise noted or the context otherwise requires, we refer to CIFC Corp. (formerly known as CIFC Deerfield Corp. and previously as Deerfield Capital Corp.) as "CIFC," to CIFC and its subsidiaries as "we," "us," "our," "our company" or "the Company," to CIFC Asset Management LLC, one of our wholly-owned subsidiaries, as "CIFCAM," to Deerfield Capital Management LLC, one of our indirect wholly-owned subsidiaries, as "DCM," to CypressTree Investment Management, LLC, one of our indirect wholly-owned subsidiaries, as "CypressTree," to Columbus Nova Credit Investments Management, LLC, one of our indirect wholly-owned subsidiaries, as "CNCIM" and to CIFCAM, DCM, CypressTree and CNCIM together as the "Advisers."

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        Certain statements in this annual report on Form 10-K (the "Annual Report"), and the information incorporated by reference into this Annual Report are forward-looking statements, as permitted by the Private Securities Litigation Reform Act of 1995. These include statements regarding future results or expectations. Forward-looking statements can be identified by forward-looking language, including words such as "believes," "anticipates," "expects," "estimates," "intends," "may," "plans," "projects," "will" and similar expressions, or the negative of these words. Such forward-looking statements are based on facts and conditions as they exist at the time such statements are made, various operating assumptions and predictions as to future facts and conditions, which may be difficult to accurately make and involve the assessment of events beyond our control. Caution must be exercised in relying on forward-looking statements. Our actual results may differ materially from the forward-looking statements contained in this Annual Report as a result of the following factors, among others:

  •
  reductions in assets under management and related investment advisory and incentive fee revenue;

  •
  our ability to complete future collateralized loan obligation ("CLO") transactions, including our ability to effectively finance such transactions through warehouse facilities and the amounts we might be required to invest in new CLO transactions, and our ability to assume or otherwise acquire additional CLO management contracts on favorable terms, or at all;

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

  •
  our ability to attract and retain qualified personnel;

  •
  our receipt of future CLO subordinated investment advisory fees on a current basis;

  •
  the impact of certain accounting policies, including the required consolidation of numerous investment products that we manage into our financial statements on i) investors' understanding of our actual business and financial performance, and ii) our ability to clearly communicate management's view of such actual business and financial performance;

  •
  the current economic environment in the United States; disruptions to the credit and financial markets in the United States and globally; the impact of the downgrade of the United States credit rating; and contractions or limited growth as a result of uncertainty in the United States economy;

  •
  the ability of DFR Holdings, LLC and CIFC Parent Holdings LLC to exercise substantial control over our business;

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

  •
  reductions in the fair value of our assets;

  •
  limitations imposed by our existing indebtedness and our ability to access capital markets on commercially reasonable terms;

  •
  our ability to maintain adequate liquidity;

  •
  fluctuation of our quarterly results from quarter to quarter; and

  •
  other risks, described in this Annual Report under Part I—Item 1A Risk Factors and from time to time in our other filings with the Securities and Exchange Commission.

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

PART I.

ITEM 1.    BUSINESS

Overview

        We are an asset manager organized as a Delaware corporation that manages approximately $13.8 billion of client assets as of December 31, 2011. We specialize in managing investment products which have corporate credit obligations, primarily senior secured corporate loans ("SSCLs"), as the primary underlying investments. Our core assets under management are currently held almost exclusively in collateralized loan obligations ("CLOs" as further described below). Our assets under management ("AUM") are comprised of approximately $10.6 billion of client assets we consider as our ongoing core business and $3.2 billion of client assets which are not considered part of our ongoing core business, consisting primarily of asset-backed securities ("ABS") collateralized debt obligations ("CDOs" as further described below). We plan to launch new SSCL based products, including CLOs and other fund products, subject to market conditions and other factors. We do not expect to launch new ABS CDOs, and we do not consider managing ABS CDOs to be one of our core activities going forward. We earn investment advisory fees from managing investment products, and these investment advisory fees are the economic basis of our business. We have recently re-focused on our core asset management business and in a process that began in 2011 and most of which was completed by February 2012, exited non-core activities and assets. We have and will continue to devote capital to initiate and support our asset management business. On April 13, 2011, we completed a merger (the "Merger") with Commercial Industrial Finance Corp. ("Legacy CIFC"), an asset manager focused primarily on management of corporate credit investments for third party investors. See Merger with Legacy CIFC within History of Operations below for a detailed description of the Merger.

Our Business

        We had historically reported our business in three segments, Investment Management, Principal Investing and Consolidated Investment Products. As a result of the Merger and a shift to focus on our core asset management operations, management re-evaluated how it views the business. We now view the business and our results of operations on an overall consolidated basis. This is the result, in part, of the Merger and associated changes in our strategy to focus on our core asset management business. These factors resulted in changes to our internal management and reporting structure such that our historical Principal Investing and Consolidated Investment Products segments no longer meet the requirements of reportable segments on a stand-alone basis. As a result, in the third quarter of 2011, we determined that we have only one reportable operating segment for both the GAAP presentation and management's non-GAAP financial presentation outlined below.

        As part of the re-evaluation of our view of the business, we also developed a new non-GAAP financial measurement, Adjusted Earnings Before Taxes ("AEBT"), which replaces "Core Earnings", a non-GAAP measurement we previously disclosed, as management believes that AEBT is a superior metric to Core Earnings for managing and presenting the performance of our business. We believe AEBT reflects the nature and substance of our business and the economic results driven by investment advisory fee revenues received from the management of client funds, which today are primarily CLOs.

        We are required under GAAP to consolidate into our financial statements certain variable interest entities ("VIEs"), which include certain of the CLOs, CDOs and other entities we manage (as described in further detail below under Required Consolidation of Consolidated Variable Interest Entities). This required consolidation results in a presentation that materially differs from the way management views the business. Management expects to continue to develop and review our non-GAAP financial measurements. See AEBT (Non-GAAP) in Part II—Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for a complete description, reconciliation and discussion of AEBT.

        The Merger made CIFC one of the largest independent SSCL managers globally. Pre-Merger, we had approximately $5.4 billion in CLO AUM, which increased post-Merger to $10.6 billion as of December 31, 2011. The Merger was primarily effected as a stock transaction with the result that we are more strongly capitalized as we acquired Legacy CIFC, including the rights to manage the Legacy CIFC CLO management contracts, without significantly increasing our long-term debt. In acquiring Legacy CIFC, we also acquired

CypressTree, a credit asset manager that Legacy CIFC acquired in December 2010, and CypressTree's CLO management contracts.

        Following the Merger, management re-focused on our core business as a fee-based corporate credit asset manager for third party investors. In a process that began in 2011 and most of which was completed by February 2012, we exited non-core activities and assets, including the sales of (1) our residential mortgage-backed securities ("RMBS") portfolio, (2) our rights to manage our sole European CLO, Gillespie CLO PLC ("Gillespie"), and (3) our investments in (and our rights to manage) the DFR Middle Market CLO Ltd. ("DFR MM CLO"). While the Gillespie management contract did relate to the core business, we do not have a presence in Europe at this time. We received €5.3 million ($7.1 million) plus future contingent payments of €0.8 million ($1.1 million) for the sale of Gillespie. The DFR MM CLO assets likewise are related to our core expertise in corporate credit obligations, but management determined it not an efficient use of our capital because (i) it did not generate a contractual investment advisory fee revenues, (ii) the risk profile of the loans underlying the CLO securities we held was not deemed suitable, and (iii) it tied up a substantial amount of capital. Our investments in the DFR MM CLO consisted of subordinated notes and debt with face amounts of $50.0 million and $19.0 million, respectively, for which we received $36.5 million (we previously received cumulative distributions of $57.0 million).

        As a result of the transactions noted above, our cash position increased from $36.0 million at December 31, 2011 to approximately $100 million as of February 29, 2012. As we focus on growing our core asset management business, we expect to utilize our cash to capitalize or seed new investment vehicles generating investment advisory fee revenues, including warehouses we may establish from time to time to facilitate launching new CLOs or other funds, and co-investments alongside third party investors in new CLOs we manage. We may also utilize cash and other sources of liquidity to consummate further strategic business combinations.

        Prior to the Merger, both Legacy Deerfield and Legacy CIFC had acquired other asset managers. We are now comprised of four asset management subsidiaries, CIFCAM, CNCIM, CypressTree and DCM. All are operated jointly on Legacy CIFC's investment management platform.

        Following the Merger, our operations have been moved from our Rosemont, Illinois offices to Legacy CIFC's office in New York, New York, now our headquarters. Integration of the management teams is now complete, and recent additions to the team include a new Chief Financial Officer, a new Chief Operating Officer and an executive for a newly created senior position, Head of Capital Markets & Distribution.

        We utilized a special purpose vehicle (the "Warehouse SPV"), to enter into a total return swap (the "Warehouse TRS") agreement with Citibank, N.A. ("Citibank") during the second quarter of 2011. The reference obligations under the Warehouse TRS agreement were SSCL exposures that we accumulated and were ultimately included within CIFC Funding 2011-I, Ltd. ("CIFC CLO 2011-I"), a new CLO we successfully launched during January 2012 (see Part II. Item 7. Other Sources and Uses of Funds—Total Return Swap Warehouse for CIFC CLO 2011-I). We received proceeds of $47.4 million upon settlement of the Warehouse TRS, of which we invested $17.4 million in the subordinated notes of CIFC CLO 2011-I and paid $3.6 million in expenses related to the launch of CIFC CLO 2011-I. We began earning investment advisory fees relating to CIFC CLO 2011-I upon the January closing. We plan to launch additional CLOs and other credit-based asset management products, subject to market conditions and other factors.

  Core Asset Management Activities

        We establish and manage investment products for various types of investors, including pension funds, hedge funds and other asset management firms, banks, insurance companies and other types of institutional investors located primarily in the U.S., Europe, North Asia and Australia. Our existing investment products are primarily CLOs and also include CDOs and other investment vehicles. These investment products are special purpose entities that pool the capital of multiple investors. The investment advisory fees paid to us by these investment products are our primary source of revenue and are generally paid on a quarterly basis and are ongoing as long as we manage the products. Investment advisory fees typically consist of management fees based on the amount of assets held in the investment product and, in certain cases, include incentive fees based on the returns generated for certain investors. Our asset management revenues had historically been included within our Investment Management segment.

        Investment advisory fees differ from product to product, but in general for CLOs, the primary investment product we manage, consist of the following:

  •
  Senior management fees (payable before the interest payable on the debt securities issued by such CLOs) that generally range from 12.5 to 20 basis points annually on the principal balance of the underlying collateral of such CLOs.

  •
  Subordinated management fees (payable after the interest payable on the debt securities issued by such CLOs and certain other expenses) that generally range from 15 to 35 basis points annually on the principal balance of the underlying collateral of such CLOs.

  •
  Incentive fees which vary based on the terms of each CLO. Certain CLOs do not pay incentive fees at all or have only an incentive fee that is paid to the manager thereof after certain investors' returns exceed an internal rate of return hurdle. Upon achievement of this hurdle, the manager is paid a percentage (generally 20%) of residual cash flows in excess of this hurdle. A limited number of CLOs also have an incentive fee which is paid to the manager thereof after investors' annual cash on cash returns exceed a hurdle. Upon achievement of this hurdle, the manager is paid an additional fee (generally 15 basis points annually on the principal balance of the underlying collateral of the CLO).

        Investment advisory fees on the CDOs we manage also differ from product to product, but in general they consist of a senior management fee (payable before the interest payable on the debt securities issued by such CDOs) that ranges from 5 basis points to 25 basis points annually of the principal balance of the underlying collateral of such CDOs and a subordinate management fee (payable after the interest payable on the debt securities issued by such CDOs and certain other expenses) that ranges from 5 basis points to 35 basis points annually of the principal balance of the underlying collateral of such CDOs. Only a limited number of the CDOs we manage are currently paying subordinated management fees. See Part II. Item 7. AUM—CLO and CDO Structure for a detailed schedule of the investment products we manage and their structure.

        We do not expect to grow our ABS CDO business. All existing CDOs are static and we expect CDO AUM to decline going forward as these funds run-off per their contractual terms.

  Investing Activities

        As noted above, following the Merger, we refocused on our core business as a fee-based corporate credit asset manager and we exited non-core activities and assets. Accordingly, we liquidated our RMBS portfolio during the second quarter of 2011 and during February 2012, we completed the sale of our investments in and our rights to manage the DFR MM CLO to a third party and deconsolidated this CLO upon the date of the sale. The majority of our investing activities, including RMBS and the DFR MM CLO, had historically been included within our Principal Investing segment. We expect future on balance sheet investing activities would principally be undertaken to assist in launching new investment products managed by us.

  Required Consolidation of Consolidated Variable Interest Entities

        We are required to consolidate into our financial statements certain VIEs, which include certain of the CLOs, CDOs and other entities we manage in accordance with consolidation guidance in the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 810—Consolidation ("ASC Topic 810"), as amended by Accounting Standards Update ("ASU") 2009-17 ("ASU 2009-17") because they are VIEs with respect to which we are deemed to be the primary beneficiary.

        In addition to the DFR MM CLO which was historically consolidated under ASC Topic 810, effective January 1, 2010, we consolidate six additional CLOs and one CDO as a result of the adoption of the amendments to ASC Topic 810. In conjunction with the acquisition of CNCIM, effective June 9, 2010, we consolidate four additional CLOs (the "CNCIM CLOs"). In conjunction with the Merger, effective April 13, 2011, we consolidate ten additional CLOs (the "CIFC CLOs") (which, together with the ten CLOs and one CDO we previously consolidated as a result of the amendments to ASC Topic 810, we refer to as the "Consolidated CLOs"). As of December 31, 2011, our Consolidated CLOs (a defined term which does not include the DFR MM CLO) included a total of 20 CLOs and one CDO. The activities of the Consolidated CLOs had historically been included within our Consolidated Investment Products segment. The assets of the Consolidated CLOs are held solely as collateral to satisfy the obligations of the Consolidated CLOs. We do not own and have no right to the benefits from, nor do we bear the risks associated with, the assets held by the Consolidated CLOs, beyond our minimal direct investments and beneficial interests in, and investment advisory fees generated from, the Consolidated CLOs. If CIFC were to liquidate, the assets of the Consolidated CLOs would not be available to our general creditors, and as a result, we do not consider them our assets. Additionally, the investors in the Consolidated CLOs have no recourse to our general assets for the debt issued by the Consolidated CLOs. Therefore, this debt is not our obligation.

        Prior to the sale of our investments in and rights to manage the DFR MM CLO, we consolidated the DFR MM CLO since its inception in 2007 because we owned all of its subordinated notes. Although we had consolidated 100% of the assets and liabilities of DFR MM CLO, our maximum exposure to loss on our investments in this entity had been limited to our initial investment of $69.0 million ($50.0 million of subordinated notes and $19.0 million of debt). The DFR MM CLO's debt holders had recourse only to the assets of the DFR MM CLO and not to our general assets. For the years ended December 31, 2011 and 2010, we recorded a net loss of $14.7 million and net income of $16.8 million, respectively, in net gain (loss) from activities of Consolidated VIEs within our consolidated statements of operations for the DFR MM CLO. However, the economic impact of our investment in DFR MM CLO had been determined by the cash distributed to us on our investment therein, consisting of interest on our debt investment and distributions on our subordinated note investment, which are eliminated in consolidation (See Liquidity and Capital Resources below for additional information).

        As of December 31, 2011, we also consolidated the Warehouse SPV, under ASC Topic 810. Although we consolidated all of the assets and liabilities of the Warehouse SPV, our maximum exposure to loss was limited to our investment in this entity, which was $46.5 million as of December 31, 2011. For the year ended December 31, 2011, we recorded net income of $0.9 million in our consolidated statements of operations for the Warehouse SPV.

Collateralized Loan Obligations

        The term CLO (which for purposes of the discussion in this section also includes the term CDO unless otherwise noted) generally refers to a special purpose vehicle that owns a portfolio of investments (SSCLs in the case of CLOs and typically asset-backed or other securities in the case of CDOs) and issues various tranches of debt and subordinated note securities to finance the purchase of those investments. The investment activities of a CLO are governed by extensive investment guidelines, generally contained within a CLO's "indenture" and other governing documents which limit, among other things, the CLO's maximum exposure to any single industry or obligor and limit the ratings of the CLO's assets. Most CLOs have a defined investment period which they are allowed to make investments and reinvest capital as it becomes available.

        CLOs typically issue multiple tranches of debt and subordinated note securities with varying ratings and levels of subordination to finance the purchase of investments. These securities receive interest and principal payments from the CLO in accordance with an agreed upon priority of payments, commonly referred to as a "waterfall." The most senior notes, generally rated AAA/Aaa, commonly represent the majority of the total liabilities of the CLO. This tranche of notes is issued at a specified spread over LIBOR and normally has the first claim on the earnings on the CLO's investments after payment of certain fees and expenses. The mezzanine tranches of rated notes generally have ratings ranging from AA/Aa to BB/Ba and also are usually issued at a specified spread over LIBOR with higher spreads paid on the tranches with lower ratings. Each tranche is typically only entitled to a share of the earnings on the CLOs' investments if the required interest and principal payments have been made on the more senior tranches. The most junior tranche can take the form of either subordinated notes or preference shares and is referred to as the CLO's "subordinated notes." The subordinated notes generally do not have a stated coupon but are entitled to residual cash flows from the CLOs' investments after all of the other tranches of notes and certain other fees and expenses are paid. The majority of the subordinated notes of the CLOs we manage are owned by third parties. Other than our ownership of all of the subordinated notes of DFR MM CLO prior to our February 7, 2011 sale of these investments, we own portions of the subordinated note tranches of certain of the other CLOs we manage. Our two principal stockholders own, either directly or indirectly, subordinated notes in ten of the Consolidated CLOs and two CLOs which we manage but do not consolidate.

        CLOs, which are designed to serve as investments for third party investors, generally have an investment manager to select and actively manage the underlying assets to achieve target investment performance, including avoidance of loss. In exchange for these services, CLO managers typically receive three types of investment advisory fees: senior management fees, subordinated management fees and incentive fees. CLOs also generally appoint a trustee and collateral administrator, who are responsible for holding the CLOs' investments, collecting investment income and distributing that income in accordance with the waterfall.

History of Operations

        We commenced operations on December 23, 2004 as an externally managed real estate investment trust ("REIT") and completed our initial public offering in July 2005. In December 2007, we acquired the parent company of our then-external manager, DCM. As a result of this acquisition, DCM and its parent company, Deerfield & Company ("D&C") became our indirect, wholly-owned subsidiaries, and we became internally managed.

        During 2008, we suffered significant losses in our historical Principal Investing segment and goodwill and intangible asset impairments in our historical Investment Management segment as a result of the global credit crisis. In response, we implemented cost savings initiatives designed to improve our financial results and negotiated significant amendments and waivers to the documents governing our long-term debt. The cost savings initiatives included both headcount and bonus compensation reductions. During 2008, we terminated our REIT status and converted to a "C" corporation to maximize the use of potential significant tax benefits and provide more flexibility with respect to future capital investment.

        During 2009, we achieved a return to profitability due to our continued focus on cost containment and growth, and our RMBS portfolio exhibited more stability. We did, however, experience a decline in investment advisory fees due to the liquidation of certain investment funds and CLOs that we managed and a deferral of subordinated management fees from the majority of our CLOs. In a continuation of efforts to reduce expenses, in November 2009, we entered into a lease amendment, which allowed us to relocate to a smaller space in the same building and resulted in significantly reduced occupancy costs. In addition, we continued to reduce our alternative asset investment portfolio and we sold our investment in the subordinated notes issued by Market Square CLO Ltd. ("Market Square CLO") on June 30, 2009, resulting in the deconsolidation of that entity.

        During 2010, we remained profitable due in part to increased revenues from our Investment Management segment, a significant restructuring of our long-term debt and continued stability in our RMBS portfolio. In addition, on December 31, 2010, we released the valuation allowance associated with our deferred tax assets which significantly contributed to net income attributable to CIFC Corp. In June 2010, we acquired CNCIM (the "CNCIM Acquisition"), an investment manager with four CLOs under management, from Bounty Investments, LLC ("Bounty"). The CNCIM Acquisition contributed to the increase in our investment advisory fee revenues for 2010, as did the fact that most of our CLOs resumed the current payment of subordinated management fees and began to repay previously deferred subordinated management fees. In connection with this acquisition, Bounty purchased, for cash, $25.0 million in aggregate principal amount of our newly-issued senior subordinated convertible notes (the "Convertible Notes"). In 2010, we also restructured our long-term debt by (i) replacing our $120.0 million of trust preferred securities with $120.0 million of junior subordinated notes, all of which contain significantly reduced covenant requirements, and $95.0 million of which are subject to the significantly lower interest rate of 1.0% through April 30, 2015, and (ii) discharging our $73.9 million of our senior secured notes at a significant discount, in part with the cash from the issuance of the Convertible Notes. For a more detailed description of the terms of the CNCIM Acquisition and the debt restructurings during 2010 see CNCIM Acquisition and Associated Strategic Transactions below.

        During 2011, we completed our Merger with Legacy CIFC. For a detailed description of the terms of the Merger see Merger with Legacy CIFC below. The Merger made CIFC one of the largest independent SSCL managers globally. Following the Merger, we re-focused on our core business as a fee-based corporate credit asset manager for third party investors. In a process that began in 2011 and most of which was completed by February 2012, we exited non-core activities and assets, including: (1) our RMBS portfolio, (2) our rights to manage Gillespie, and (3) our investments in (and our rights to manage) the DFR MM CLO. During 2011, we began accumulating SSCL exposures within the Warehouse TRS which were ultimately included within CIFC CLO 2011-I, which we successfully launched during January 2012.

        Our results during 2011 were hampered by strategic transaction costs and restructuring charges as a result of the Merger. We incurred significant non-recurring expenses as duplicative investment management, operations, finance and other key functions were transitioned and integrated as unified functions. In addition, certain restructuring charges, primarily in connection with the Merger (see Note 17 to the consolidated financial statements—Restructuring Charges) have and will be incurred, including redundant office lease obligations. Net loss attributable to CIFC Corp. also includes net losses of $14.7 million of DFR MM CLO, primarily related to the markdown of the loan positions within DFR MM CLO to net realizable value as a result of the pending sale of our investments in DFR MM CLO. However, this GAAP net loss is not indicative of the $14.3 million in cash receipts from our investments in DFR MM CLO during the year.

        As a result of the Merger, on April 13, 2011 we changed our name to CIFC Deerfield Corp. and moved our principal executive offices and corporate headquarters from 6250 North River Road, 12th Floor, Rosemont, Illinois 60018 to 250 Park Avenue, 5th Floor, New York, NY 10177. In addition, the state of incorporation of CIFC Deerfield Corp. was changed from Maryland to Delaware. On July 19, 2011, we changed our name again to CIFC Corp.

Merger with Legacy CIFC

        As previously reported, on April 13, 2011 (the "Merger Closing Date"), we completed our previously announced Merger with Legacy CIFC. As a result of the Merger, Legacy CIFC became CIFCAM and a wholly-owned subsidiary of CIFC. The consideration for the Merger paid or payable to CIFC Parent Holdings, LLC ("CIFC Parent"), the sole stockholder of Legacy CIFC, consisted of (i) 9.1 million shares of our common stock, (ii) $7.5 million in cash, payable in three equal installments of $2.5 million (subject to certain adjustments), the first of which was paid on the Merger Closing Date and the remaining of which are payable on the first and second anniversaries of the Merger Closing Date, (iii) $4.2 million in cash as consideration for the cash balance at Legacy CIFC on the Merger Closing Date (adjusted for certain items), (iv) out-of pocket costs and expenses incurred by Legacy CIFC and CIFC Parent in connection with the Merger of approximately $2.9 million, (v) the first $15.0 million of incentive fees received by the combined company from certain CLOs currently managed by CIFCAM, (vi) 50% of any incentive fees in excess of $15.0 million in the aggregate received by the combined company over the next ten years from certain CLOs currently managed by CIFCAM and (vii) payments relating to the present value of any such incentive fees from certain CLOs currently managed by CIFCAM that remain payable to the combined company after the tenth anniversary of the Merger Closing Date. The Merger is reflected in our consolidated financial statements as of December 31, 2011, and for the period from the Closing Date to December 31, 2011. (See Note 3 to the consolidated financial statements for disclosures related to the Merger.)

CNCIM Acquisition and Associated Strategic Transactions

        On June 9, 2010 (the "CNCIM Acquisition Closing Date"), we acquired CNCIM from Bounty for total consideration of $25.7 million, consisting of the issuance of 4,545,455 shares of our common stock (the "CNCIM Acquisition Shares"), deferred payments totaling $7.5 million in cash payable in five equal annual installments, the first of which was paid on December 9, 2010, and certain other consideration. In connection with the CNCIM Acquisition, Bounty purchased, for cash, $25.0 million in aggregate principal amount of our Convertible Notes, convertible into 4,132,231 shares of common stock. Bounty subsequently transferred the CNCIM Acquisition Shares and its holdings of the Convertible Notes to DFR Holdings, LLC ("DFR Holdings"). We used the proceeds of the issuance of the Convertible Notes together with other available funds to complete the discharge of the $73.9 million in aggregate principal outstanding of Senior Notes for $55.0 million plus accrued interest on June 9, 2010 (the "Senior Notes Discharge"). We recorded a $17.4 million gain in the consolidated statements of operations related to the Senior Notes Discharge.

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

        These strategic transactions provided a significant increase in our AUM and our investment advisory fee income, eliminated our near-term debt maturities, reduced our total debt and removed a number of restrictive debt covenants to which we were subject. See Notes 3 and 12 to the consolidated financial statements for a detailed description of these strategic transactions.

Competition

        We compete for asset management clients and AUM with numerous other asset managers, including those affiliated with major commercial banks, broker-dealers and other financial institutions. The factors considered by clients in choosing us or a competitor include the past performance of the products we manage, the background and experience of our key portfolio management personnel, our experience in managing a particular product type, our reputation in the fixed income asset management industry, our investment advisory fees and the structural features of the investment products (such as CLOs and investment funds) that we offer. Some of our competitors have greater portfolio management resources than us, have managed client accounts for longer periods of time, have experience over a wider range of products than us or have other competitive advantages over us.

Operating and Regulatory Structure

Exclusion from Regulation under the 1940 Act

        We have operated, and intend to continue to operate, in such a way as to be excluded from registration under the Investment Company Act of 1940, as amended (the "1940 Act"). We and our wholly-owned subsidiaries are primarily excluded from registration under the 1940 Act because we are not engaged, and do not propose to engage, in the business of investing, reinvesting, owning, holding or trading in securities and do not own or propose to acquire "investment securities" having an aggregate value exceeding 40% of our total assets, on an unconsolidated basis, excluding cash and government securities (the "40% Test"). "Investment securities" excludes, among other things, majority-owned subsidiaries that rely on the 40% Test. Certain of our subsidiaries rely on the 40% Test and on an exemption under Section 3(c)(7), which is for entities owned by "qualified purchases" under the 1940 Act.

Governmental Regulations

        Each of CIFCAM, DCM, CypressTree and CNCIM (collectively, referred to herein as the "Advisers") are registered with the SEC as investment advisers. In these capacities, the Advisers are subject to various regulatory requirements and restrictions with respect to our asset management activities (in addition to other laws). In addition, investment vehicles managed by the Advisers are subject to various securities and other laws. Parts 1 and 2 of the Advisers Form ADV is publicly available on the U.S. Securities and Exchange Commission's (the "SEC") Investment Advisers Public Disclosure website (www.adviserinfo.sec.gov) or upon request to the Company using the contact information below.

Employees

        As of December 31, 2011, we had approximately 71 full-time employees.

Available Information

        Our Internet address is www.cifc.com. We make available free of charge, on or through the "Our Shareholders/SEC Filings" section of our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such materials with, or furnish it to, the SEC. Also posted on our website, and available in print upon request to our Compliance Department, are the charters for our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee and our Code of Ethics, which governs our directors, officers and employees. Within the time period required by the SEC and the NASDAQ Stock Market LLC ("NASDAQ"), we will post on our website any amendment to our Code of Ethics and any waiver applicable to our senior financial officers, and our executive officers or directors. In addition, information concerning purchases and sales of our equity securities by our directors and Section 16 reporting officers is posted on our website. Information on our website is not part of this Annual Report and is not deemed incorporated by reference into this Annual Report of any other public filing made with the SEC.

        Our Chief Compliance Officer can be contacted at CIFC Corp., 250 Park Avenue, 5th Floor, New York, New York 10177, Attn: Compliance Department, Telephone: (212) 624-1200.

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

        The alternative asset management industry is very competitive and subject to rapid change. Many firms offer similar and additional asset management products and services to the same types of clients that we target. We currently focus almost exclusively on SSCLs and related financial instruments, which is in contrast to numerous other asset managers with comparable AUM, which have significant background and experience in both the equity and debt markets. In addition, many of our competitors have or may in the future develop greater financial and other resources, more extensive distribution capabilities, more effective marketing strategies, more attractive investment vehicle structures and broader name recognition. Additionally, if other asset managers offer services and products at more competitive prices than us, we may not be able to maintain our current fee structure. Investment strategies and products, including CLOs, that had historically been attractive to investors may lose their appeal for various reasons. In such case, we would have to develop new strategies and products in order to remain competitive. It could be both expensive and difficult for us to develop new strategies and products, and we may not be successful in this regard. These competitive pressures could adversely affect our business, financial condition and results of operations.

        Currently, the substantial majority of our investment products are CLOs that cannot be redeemed or terminated by investors unless certain conditions are met or they are not yet redeemable or terminable by investors at all. However, with the passage of time or upon the satisfaction of such conditions, these investment products will be redeemed, and we will no longer receive investment advisory fees related to these products. In addition, the prepayment of the assets contained in the CLOs we manage and our inability to reinvest the proceeds of such prepayments in accordance with the investment guidelines of the CLOs will reduce the asset base on which our fees are paid and thus the amount of our investment advisory fees. If we are unable to launch new products and grow assets under management to sufficiently replace lost assets under management, our revenues will decline.

A reduction in the amount or value of assets in the investment products we manage could significantly reduce our investment advisory fees and incentive fees and adversely affect our financial performance.

        Our success depends on our ability to earn investment advisory fees from the investment products we manage for third party investors. Such fees generally consist of payments based on the amount of assets in the investment product (management fees) and in certain cases, on the returns generated for certain investors in the investment product (incentive fees). If there is a reduction in a product's assets, there will be a corresponding reduction in our investment advisory fees from the account and a likely reduction in our incentive fees, if any, relating to the product, since the smaller the product's asset base, the smaller the potential profits earned by the product. There could be a reduction in a product's assets as the result of the prepayment of the assets in the product if we are unable to reinvest the proceeds or forced liquidation of the assets in the product due to poor investment performance, including downgrades of ratings assigned to the portfolios the Advisers manage, which could lead to:

  •
  the withdrawal by existing clients of funds or redemption by existing clients of existing products in favor of better performing products;

  •
  the deferral or non-receipt of the Advisers' subordinate management fees for a CLO;

  •
  impairment of the Advisers' ability to attract funds from existing and new clients might diminish; and

  •
  minimal or no incentive fees received by the Advisers.

        As a result, a reduction in the value of assets in the investment products we manage and investment advisory fees, and the failure of the Advisers' investment products to perform well both on an absolute basis and in relation to competing products, may adversely affect our business and financial performance.

We have incurred losses on our assets and may incur additional losses in the future.

        Due to a variety of factors, including adverse market conditions affecting the mortgage markets, we have in the past incurred losses on our assets. Our assets may suffer additional losses in the future causing us to reduce earnings. Investors and lenders alike could lose confidence in the quality and value of our assets. We may be forced to sell substantial assets or we may be unable to make such sales on favorable terms or at all, materially damaging our liquidity and operations. If we are unable to maintain adequate liquidity, as a result of these losses or otherwise, our financial performance may be materially and adversely impacted.

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

        As of December 31, 2011, we had approximately $137.5 million of outstanding recourse indebtedness, including long-term indebtedness in the form of $120.0 million of Junior Subordinated Notes and $17.5 million of Convertible Notes. $25.0 million of our Junior Subordinated Notes currently bear interest at a variable interest rate and the remainder will begin to bear interest at a variable interest rate after April 30, 2015, which may subject us to interest rate risk and increase our debt service obligations if such interest rate increases. In addition, the debt instruments governing our indebtedness contain covenants that may restrict our business activities, and our failure to comply with these covenants could result in a default under our indebtedness. Furthermore, we are permitted by the terms of our Junior Subordinated Notes and our other debt instruments to incur additional indebtedness, however the proceeds of such indebtedness are subject to the limits on restricted payments of the Junior Subordinated Notes. Our inability to generate sufficient cash flow to satisfy our debt obligations, to refinance our debt obligations or to access capital markets or otherwise obtain additional financing on commercially reasonable terms could adversely affect our financial condition, operating results and cash flows. Additionally, our return on investments and available cash flow may be reduced to the extent that changes in market conditions increase the cost of our financing relative to the income that can be derived from the assets acquired.

Our business could be impaired if we are unable to attract and retain qualified personnel.

        We depend on the diligence, experience, skill and network of business contacts of our executive officers and employees for the evaluation, negotiation, structuring and monitoring of our investments and the operation of our business. Additionally, certain of our investment management contracts may be tied to the retention of certain key employees. The management of our investment products is undertaken by our Investment Management and Fund and Product Management teams, consisting of various investment management and fund management personnel, most of who are not bound by employment agreements. The loss of a particular member or members of such teams could cause investors in the product to withdraw all or a portion of their investment in the product, and adversely affect the marketing of the product to new investors and the product's performance. In the case of certain CLOs, we can be removed as investment adviser upon its loss of specified key employees. In addition to the loss of specific investment management and fund and product management team members, the loss of one or more members of our senior management involved in supervising the teams and operating our business could have similar adverse effects on our investment products or our business.

Accordingly, the inability to attract and retain qualified personnel could affect our ability to provide an acceptable level of service to our clients and take advantage of new opportunities, which could adversely affect our business and financial performance.

We may leverage our assets and a decline in the fair value of such assets may adversely affect our financial performance.

        We may leverage our assets through borrowings, generally through warehouse facilities, secured loans, derivative instruments such as total return swaps, securitizations (including the issuance of CLOs) and other borrowings. A rapid decline in the fair value of our leveraged assets, such as the declines we experienced in the fourth quarter of 2007 and the first quarter of 2008, may adversely affect us. Lenders may require us to post additional collateral to support the borrowing. If we cannot post the additional collateral, we may have to rapidly liquidate assets, which we may be unable to do on favorable terms or at all. Even after liquidating assets, we may still be unable to post the required collateral, further harming our liquidity and subjecting us to liability to our lenders for the declines in the fair values of the collateral. A reduction in credit availability may reduce our earnings, liquidity and available cash.

We expect to enter into warehouse agreements in connection with our potential investment in and management of CLOs, which may expose us to substantial risks.

        In connection with our potential investment in and management of new CLOs, we expect to enter into warehouse agreements with warehouse providers such as investment banks or other financial institutions, pursuant to which the warehouse provider will initially finance the purchase of the collateral that will be ultimately transferred to the CLO. We will typically select the collateral in the warehouse. If the CLO transaction is not consummated, the warehouse collateral may be liquidated, and we may be required to pay any amount by which the purchase price of the collateral exceeds its sale price and may be liable for certain of the expenses associated with the warehouse or planned CLO, subject to any negotiated caps on our exposure. In addition, regardless of whether the CLO transaction is consummated, if any of the warehoused collateral is sold before the consummation, we may have to bear any resulting loss on the sale. The amount at risk in connection with the warehouse agreements supporting our investments in CLOs will vary and may not be limited to the amount that we have agreed to invest in the equity securities of the CLO. Although we would expect to complete the CLO transaction within six to nine months after the warehouse agreement is signed, we may not be able to complete the transaction within the expected time period or at all.

Our business and financial performance may be adversely affected by market, economic and other industry conditions.

        Our business and financial performance may be adversely affected by market, economic and other industry conditions, such as the economic slowdown and recessions that were experienced in the United States in 2008, which could lead to losses on our investments or in the assets held in the products we manage and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in lenders not extending credit to us, all of which could impair our operating results. While our business environment and that of many of the entities in which we invest was extremely challenging in 2008 and 2009, we saw improvements in our business as the markets stabilized in 2010 and 2011. There is no assurance that these conditions will continue to improve in the near term or at all. If the economic slowdown and adverse business conditions resume or get worse, we expect our results of operations to be adversely affected.

Our quarterly results could fluctuate and may not be indicative of our future quarterly performance.

        Our quarterly operating results could fluctuate; therefore investors should not rely on past quarterly results to be indicative of our performance in future quarters. Factors that could cause our quarterly operating results to fluctuate include, among other things, variations in quarterly fair value determinations of our assets and liabilities, impairments on our intangible assets (including goodwill), changes in interest rates affecting our interest income and interest expense, distributions from our investments in CLOs and our provision for income tax.

Because the values we record for certain investments and liabilities are based on estimates of fair value made by management, we are exposed to substantial risks.

        Some of our investments and liabilities are not publicly traded. The fair value of such investments and liabilities are not readily determinable. Depending on the accounting classification, these investments can be carried at fair value, lower of cost or market, or amortized cost with a loan loss reserve. Each of these carrying values is based on an estimate of fair value. Management reports estimated fair value of these investments quarterly, which may cause our quarterly operating results to fluctuate. Therefore, our past quarterly results may not be indicative of our performance in future quarters. In addition, because such valuations are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed and we may be unable to realize the carrying value upon a sale of these assets.

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

        We rely primarily on section 3(a)(1)(C) for our exclusion from the registration requirements of the 1940 Act. This provision requires that we neither engage nor propose to engage in the business of investing, reinvesting, owning, holding or trading in securities nor own or propose to acquire "investment securities" having a value exceeding 40% of the value of our total assets on an unconsolidated basis, or the 40% Test. "Investment securities" excludes U.S. government securities and securities of majority-owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of investment company under section 3(c)(1) or section 3(c)(7) of the 1940 Act. If we fail to meet our current exemption and another exemption is not available, we may be required to register as an investment company. If we were to be deemed an investment company, restrictions imposed by the 1940 Act, including limitations on our capital structure and our ability to transact with affiliates, could make it impractical for us to continue our business as contemplated and would have a material adverse effect on our business.

The accounting rules applicable to certain of our transactions are highly complex and require the application of significant judgment and assumptions by our management. In addition, changes in accounting interpretations or assumptions could impact our financial statements.

        Accounting rules for consolidations, income taxes, business acquisitions, transfers of financial assets, securitization transactions and other aspects of our operations are highly complex and require the application of judgment and assumptions by management. The consolidation of VIEs is subject to periodic reassessment which could lead to the deconsolidation of previously consolidated entities or the consolidation of entities that were previously not required to be consolidated. Deferred tax assets are subject to the establishment of a valuation allowance in the event management concludes that the tax benefits of certain timing differences may not be realized. Business acquisitions require the valuation of assets acquired and liabilities assumed. Assets acquired include intangible assets, including goodwill, that will be subject to periodic testing and evaluation for impairment. These complexities could lead to a delay in the preparation of our financial information. In addition, changes in accounting rules, interpretations or assumptions could materially impact the presentation, disclosure and usability of our financial statements.

Failure to develop effective business continuity plans could disrupt our operations and cause financial losses.

        We operate in an industry that is highly dependent on information systems and technology. We depend to a substantial degree on the availability of our office facilities and the proper functioning of our computer and telecommunications systems. Although we have established a significant disaster recovery program, including pursuant to which data is backed up at secured off-site locations and is accessible remotely, a disaster, such as water damage to our office, an explosion or a prolonged loss of electrical power, could materially interrupt our business operations and cause material financial loss, regulatory actions, reputational harm or legal liability, which, in turn, could depress our stock price. Additionally, we cannot assure holders of our stock that the cost of maintaining those services and technology will not materially increase from its current level. Such an increase in costs related to these information systems could have a material and adverse effect on us.

CIFC Parent Holdings LLC and DFR Holdings, LLC exercise significant influence over us, including through the ability of each to elect three members of our Board of Directors.

        Our common stock owned by (i) CIFC Parent, an entity in which Charlesbank Capital Partners holds a majority interest, represented approximately 44.88% of the outstanding shares of our common stock as of December 31, 2011 and (ii) DFR Holdings, an indirect wholly owned subsidiary of Columbus Nova Private Equity Partners, represented approximately 22.44% of the outstanding shares of our common stock as of December 31, 2011, in each case excluding the shares of common stock issuable upon conversion or exercise of the Convertible Notes, restricted stock units, stock options or warrants. Assuming DFR Holdings elects to convert the entire principal amount of the Convertible Notes on the business day immediately preceding the maturity date of such notes, and we have not elected to pay PIK Interest, the common stock owned by (i) CIFC Parent will represent approximately 37.28% of the outstanding shares of our common stock as of December 31, 2011 and (ii) DFR Holdings will represent approximately 35.58% of the outstanding shares of our common stock as of December 31, 2011, in each case excluding the exercise of restricted stock units, stock options or warrants. There are no restrictions on CIFC Parent's or DFR Holdings's ability to vote the shares of our common stock owned by it. In addition, the Amended and Restated Stockholders Agreement provides that CIFC Parent and DFR Holdings together may block the election of any director nominated by the nominating committee of our Board of Directors (the "Board").

        The Amended and Restated Stockholders Agreement provides that CIFC Parent and DFR Holdings each has the right to designate three directors to the Board. As a result, the directors elected to the Board by CIFC Parent and DFR Holdings may exercise significant influence on matters considered by the Board. Each of CIFC Parent and DFR Holdings may have interests that diverge from, or even conflict with, our interests and those of our other stockholders.

        Other than requirements to support the nomination, election and removal of directors in accordance with the Amended and Restated Stockholders Agreement and to support maintaining our status as a "controlled company" under applicable NASDAQ rules, there are no restrictions on CIFC Parent's or DFR Holdings's ability to vote the common stock owned by them. In accordance with the Amended and Restated Stockholders Agreement, CIFC Parent and DFR Holdings will form a "group" for purposes of holding their shares of common stock and vote their shares as a group in respect of the election and removal of directors and maintenance of our status as a "controlled company" under applicable NASDAQ rules. As a result, CIFC Parent and DFR Holdings, acting alone, may have the ability to significantly influence (or, if acting together, would control) the outcome of any matter submitted for the vote of our stockholders, including the amendment of our organizational documents, acquisitions or other business combinations involving us and potentially the ability to prevent extraordinary transactions such as a takeover attempt.

        The concentration of ownership may have the effect of delaying, preventing or deterring a change of control of us, may deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our business and may have a material adverse affect on the market price of our common stock.

We have goodwill and other intangible assets that may become impaired and have a material adverse effect on our financial condition and results of operations.

        At December 31, 2011, we had $67.9 million of goodwill and $55.6 million of intangible assets. Goodwill and other intangible assets are tested for impairment on an annual basis, or when facts and circumstances indicate that impairment may have occurred. If these tests indicate that an asset has been impaired, we will recognize a charge to results of operations, which may have a material adverse effect on our financial condition and results of operations.

We are subject to substantial risk from litigation and potential securities laws liability and may face significant damage to our professional reputation as a result of such allegations and negative publicity associated therewith.

        Many aspects of our business involve substantial risks of litigation and/or arbitration, and from time to time, we are involved in various legal proceedings in the course of operating our business. We may be exposed to liability under federal and state securities laws, other federal and state laws and court decisions, as well as rules and regulations promulgated by the SEC and other regulatory bodies. An adverse resolution of any lawsuit, legal or regulatory proceeding or claim against us could result in substantial costs or reputational harm to us, and have a material adverse effect on our financial performance. In addition to these financial costs and risks, the defense of litigation or arbitration may divert resources and management's attention from operations. Asset managers such as the Advisers also are particularly vulnerable to losing clients because of adverse publicity. Accordingly, allegations or an adverse resolution of any lawsuit, legal or regulatory proceeding or claim against us, could materially harm our financial performance.

Extensive regulation of our businesses affects our activities and creates the potential for significant liabilities and penalties. The possibility of increased regulatory focus could result in additional burdens on our business. Legislative or regulatory changes could adversely affect us.

        The Advisers are heavily regulated as investment advisers, primarily at the federal level. Many of these regulators, including the SEC, as well as state securities commissions, are empowered to conduct examinations, investigations and administrative proceedings that can result in fines, suspensions of personnel or other sanctions, including censure, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer or investment adviser from registration or memberships. Even if an investigation or proceeding did not result in a sanction or the sanction imposed against us or our personnel by a regulator were small in monetary amount, the adverse publicity relating to the investigation, proceeding or imposition of these sanctions could harm our reputation and cause us to lose existing clients or fail to gain new asset management or financial advisory clients.

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

        In July 2010, the U.S. Congress enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), in part to impose significant investment restrictions and capital requirements on banking entities and other organizations that are significant to U.S. financial markets. For instance, the Dodd-Frank Act imposes significant restrictions on the proprietary trading activities of certain banking entities and subjects other systemically significant organizations regulated by the U.S. Federal Reserve to increased capital requirements and quantitative limits for engaging in such activities. The Dodd-Frank Act also seeks to reform the asset-backed securitization market (including the RMBS and CLO markets) by requiring the retention of a portion of the credit risk inherent in the pool of securitized assets and by imposing additional registration and disclosure requirements. While the full impact of the Dodd-Frank Act cannot be assessed until implementing regulations are released and fully implemented, the Dodd-Frank Act's extensive requirements may have a significant effect on the financial markets, and may affect our ability to launch new CLOs, which may have an adverse effect on our business.

        In addition, we regularly rely on exemptions from various requirements of the U.S. Securities Act of 1933, as amended, the Exchange Act, the 1940 Act, and the U.S. Employee Retirement Income Security Act of 1974, as amended, in conducting our asset management activities. These exemptions are sometimes highly complex and may in certain circumstances depend on compliance by third parties whom we do not control. If for any reason these exemptions were to become unavailable to us, we could become subject to regulatory action or third party claims and our business could be materially and adversely affected. See "—Loss of our 1940 Act exemption could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business and the price of our shares."

        Lastly, the requirements imposed by our regulators are designed primarily to ensure the integrity of the financial markets and to protect investors in our investment products and are not designed to protect our common stockholders. Consequently, these regulations often serve to limit our activities and impose burdensome compliance requirements.

We do not know the impact on our business of the actions by U.S. and foreign governments, central banks and other governmental and regulatory bodies attempting to stabilize and strengthen the financial market or their increased focus on the regulation of our industry.

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

        Adverse changes in the fixed income markets could reduce the Advisers' AUM and therefore affect our financial performance. Such changes could include increased volatility in the prices of fixed income instruments, periods of illiquidity in the fixed income trading markets, changes in the taxation of fixed income instruments and significant changes in the "spreads" in the fixed income markets (the amount by which the yields on particular fixed income instruments exceed the yields on benchmark U.S. Treasury securities or other indexes).

Changes in CLO spreads and an adverse market environment could continue to make it difficult for the Advisers and other investment managers to launch new CLOs.

        The ability to launch new CLOs is dependent, in part, on the amount by which the interest earned on the collateral held by the CLO exceeds the interest payable by the CLO on the debt obligations it issues to investors, as well as other factors. If these "spreads" are not wide enough, the proposed CLO will not be attractive to investors and thus cannot be launched. There may be sustained periods when such spreads will not be sufficient for the Advisers to launch new CLO products, which could materially impair the Advisers' business. Since late-2007, there has been a dislocation in the credit market that has significantly impeded CLO origination. Although we believe market conditions have improved, this dislocation continues into 2012 and may continue for a significantly longer period of time. Prolonged dislocation of these markets could adversely impact our results of operations and financial condition.

Foreign corporate entities in which we have invested could be subject to federal income tax at the entity level, which would greatly reduce the amounts those entities would have available to distribute to us.

        From time to time, we invest in investment products managed by the Advisers. Those investments typically are in the form of interests in foreign corporate entities. There is a specific exemption from federal income tax for non-U.S. corporations that restrict their activities in the United States to trading stock and securities (or any activity closely related thereto) for their own account whether such trading (or such other activity) is conducted by the corporation or its employees through a resident broker, commission agent, custodian or other agent. We intend that our foreign corporate investments will rely on that exemption or otherwise operate in a manner so that they will not be subject to federal income tax on their net income at the entity level. If the IRS successfully challenged the qualification of our foreign corporate investment for the exemption from federal income tax described above, that could greatly reduce the amount that our foreign corporate entities would have available to pay to their creditors and to distribute to us.

Our results of operations may be negatively affected by our future tax liabilities.

        As a result of the stock issuances to CIFC Parent and to DFR Holdings in connection with the Merger and CNCIM Acquisition, respectively, we experienced an ownership change under Section 382 and 383 of the Internal Revenue Code of 1986, as amended, which will severely limit our ability to use our existing net operating losses ("NOLs") and net capital losses ("NCLs") to offset our taxable income and capital gains. Accordingly, to the extent we have taxable income, we anticipate that we will incur federal corporate income tax liabilities, which may have a significant impact on our results of operations.

The Advisers' incentive fees may increase the volatility of our cash flows, which could adversely affect our financial performance.

        Historically, a portion of the Advisers' revenues have been derived from incentive fees on the various investment products that they manage. Incentive fees are generally based on the returns generated for certain investors in the investment product. With respect to the Advisers' CLOs, the Advisers are entitled to incentive fees only if the returns on the related portfolios exceed agreed-upon return targets. Incentive fees, if any, may vary from period to period in relation to volatility in investment returns, causing the Advisers' cash flows to be more volatile than if it did not manage assets on an incentive fee basis. Adverse credit and capital markets conditions could significantly increase the volatility of the investment products managed by the Advisers and decrease the likelihood that they will earn incentive fees. Also, alternative asset managers typically derive a greater portion of their revenues from incentive fees than traditional asset managers, thus increasing the potential volatility in the Advisers' cash flows. The volatility in the Advisers' cash flows and decreases in incentive fees could harm our financial performance.

The Advisers derive much of their revenues from investment management agreements that may be terminated on short notice and without cause.

        Each Adviser derives a substantial portion of its revenues from investment management agreements with products that generally have the right to remove such Adviser as the investment adviser of the product and replace it with a substitute investment adviser under certain specified conditions. Some of these investment management agreements may be terminated with or without cause. With respect to the Advisers' agreements with some of the CLOs they manage, an Adviser can be removed without cause by investors that hold a specified amount of the securities issued by the CLO. Additionally, all of the Advisers' agreements with CLOs allow investors that hold a specified amount of securities issued by the CLO to remove the Adviser for "cause," which typically includes an Adviser's violation of the management agreement or the indenture of the CLO, an Adviser's breach of its representations and warranties under the agreement, an Adviser's bankruptcy or insolvency, fraud or a criminal offense by an Adviser or its employees, and the failure of certain of the CLOs' performance tests. These "cause" provisions may be triggered from time to time with respect to our CLOs, and as a result, investors could elect to remove the relevant Adviser as the investment manager of such CLOs. In addition, unlike investors in the CIFCAM, DCM and CNCIM CLOs, certain investors in the CypressTree CLOs have the right to remove CypressTree as manager at any time without cause. The termination of an Adviser's investment management agreements could adversely affect our financial performance.

We may be unable to maintain adequate liquidity to support our ongoing operations and planned growth.

        As of December 31, 2011, we had unrestricted cash and cash equivalents of $36.0 million. In addition, cash generated from operations and outstanding indebtedness may not provide sufficient liquidity to fund our operations and pay general corporate expenses. Declines in the fair value of our assets may additionally adversely affect our liquidity. If we are unable to maintain adequate liquidity, we may be unable to support our ongoing operations and planned growth, which would have a material adverse effect on our financial condition.

The CIFCAM CLO management agreements are subject to minimum ownership requirements, which if not met, could result in CIFCAM's removal as the CLO manager.

        The CIFCAM CLO management agreements require that CIFCAM, or an affiliate of CIFCAM or certain employees of CIFCAM, at all times maintain a minimum ownership of securities issued by the related CLO issuers. A breach of the foregoing minimum ownership requirement may allow a CLO issuer to remove CIFCAM or its successor as the manager of the corresponding CIFCAM CLO. Currently, CIFC Parent, as an affiliate of CIFCAM, owns such securities thereby satisfying the minimum ownership requirement. As a result, in order to comply with the foregoing requirements under a CIFCAM CLO management agreement, for so long as the minimum ownership requirements in the CIFCAM CLO management agreements remain in effect, CIFC Parent has agreed not to transfer any securities of the related CIFCAM CLO issuers that it owns to any person other than us or one of our subsidiaries, and has agreed to, among other things, use commercially reasonable efforts to remain our affiliate. Despite this covenant, such minimum ownership and affiliate requirements may fail to be satisfied in the future, which may result in the removal of CIFCAM as manager under the applicable CLO management agreements.

The Advisers may experience declines in and deferrals of investment advisory fee income from its CLOs due to defaults, downgrades and depressed market values with respect to the collateral underlying such CDOs.

        Under the investment management agreements between the Advisers and the CLOs they manage, payment of an Adviser's investment advisory fees is generally subject to a "waterfall" structure. Pursuant to these "waterfalls," all or a portion of an Adviser's fees may be deferred if, among other things, the CLOs do not generate sufficient cash flows to pay the required interest on the notes they have issued to investors and certain expenses they have incurred. Deferrals could occur if the issuers of the collateral underlying the CLOs default on or defer payments of principal or interest relating to such collateral. Due to severe levels of defaults and delinquencies on the assets underlying certain of the CLOs managed by DCM and CypressTree, DCM and CypressTree have both experienced declines in and deferrals of their investment advisory fees. If similar defaults and delinquencies resume, the Advisers could experience additional declines in and deferrals of their investment advisory fees.

        Additionally, all or a portion of an Adviser's investment advisory fees from the CLOs that it manages may be deferred if such CLOs fail to meet their over-collateralization requirements. Pursuant to the "waterfall" structure discussed above, such failures generally require cash flows to be diverted to amortize the most senior class of notes prior to paying a portion of the Adviser's investment advisory fees. Defaulted assets and assets that have been severely downgraded are generally carried at a reduced value for purposes of the over-collateralization tests. In some CLOs, these assets are required to be carried at their market values for purposes of the over-collateralization tests. Due to exceptionally high levels of defaults, severe downgrades and depressed market values of the collateral underlying certain CLOs managed by the DCM, CNCIM and Cypress Tree, some CLOs have breached their over-collateralization tests, and DCM, CNCIM and CypressTree have therefore experienced, and may continue to experience, declines in and deferrals of their investment advisory fees.

The Advisers could lose investment advisory income from the CLOs it manages or client AUM as a result of the triggering of certain structural protections built into such CLOs.

        The CLOs managed by the Advisers generally contain structural provisions including, but not limited to, over-collateralization requirements and/or market value triggers that are meant to protect investors from deterioration in the credit quality of the underlying collateral pool. In certain cases, non-compliance with these structural provisions can lead to events of default under the indenture governing a CLO followed by the acceleration of the CLO's obligation to repay the notes issued by the CLO and, ultimately, liquidation of the underlying collateral. In the event of a liquidation of the collateral underlying a CLO, the relevant Adviser will lose client AUM and therefore investment advisory fees, which could have a material and adverse effect on such Adviser's earnings. Three of the CDOs of asset backed securities that DCM manages have triggered events of default primarily resulting from downgrades of their underlying collateral. The notes issued by these three CDOs have been accelerated. However, pursuant to the indentures governing these CDOs, the CDOs will not be liquidated unless either the proceeds of such liquidation will be sufficient to pay off all of the notes issued by the CDO, the accrued investment advisory fees and certain administrative expenses or the holders of a supermajority (or, in the case of one of the CDOs that has triggered an event of default but not an acceleration of notes, a majority) of the notes direct the liquidation.

We could incur losses due to trading errors by the Advisers.

        The Advisers could make errors in placing transaction orders for investment products they manage, such as purchasing a security for a product whose investment guidelines prohibit the product from holding the security, purchasing an unintended amount of the security, or placing a buy order when an Adviser intended to place a sell order, or vice-versa. If the transaction resulted in a loss for the product, the relevant Adviser might be required to reimburse the product for the loss. Such reimbursements could be substantial. It is also possible that we could be subject to intentional misconduct by our employees or others that could result in severe negative consequences, including financial penalties and reputational harm. These errors and misconduct could affect trades on behalf of the Advisers, which could exacerbate the adverse financial impact on us.

The Advisers depend on third-party distribution channels to market its CLOs.

        The Advisers' CLO management services are marketed by institutions that act as selling or placement agents for CLOs. The potential investor base for CLOs is limited, and the Advisers' ability to access clients is highly dependent on access to these selling and placement agents. These channels may not be accessible to the Advisers, which could have a material and adverse effect on the Advisers' ability to launch new CLOs. In addition, the Advisers' existing relationships with third-party distributors and access to new distributors could be adversely impacted by recent consolidation in the financial services industry, which could result in increased distribution costs, a reduction in the number of third parties selling or placing the Advisers' CLOs or increased competition to access third-party distribution channels.

An Adviser's failure to comply with investment guidelines set by its clients or the provisions of the management agreement and other agreements to which it is a party could result in damage awards against such Adviser and a loss of AUM, either of which could cause our earnings to decline.

        As an investment adviser, each Adviser has a fiduciary duty to its clients. When clients retain an Adviser to manage assets on their behalf, they may specify certain guidelines regarding investment allocation and strategy that such Adviser is required to observe in the management of its portfolios. In addition, such Adviser is required to comply with the obligations set forth in the management agreements and other agreements to which it is a party. Although each Adviser utilizes procedures, processes and the services of experienced advisors to assist it in adhering to these guidelines and agreements, we cannot assure that such precautions will protect us from potential liabilities. An Adviser's failure to comply with these guidelines or the terms of these agreements could adversely affect our financial performance.

We may invest in the subordinated and mezzanine notes of CLOs, and such investments involve various risks, including that CLO subordinated notes receive distributions from the CLO only if the CLO generates enough income to first pay the holders of its debt securities and its expenses.

        Our assets include subordinated and mezzanine notes of certain CLOs we manage, and we may buy subordinated and mezzanine notes of, or other interests in, other CLOs. A CLO is a special purpose vehicle that purchases collateral (such as loans or asset-backed securities) that is expected to generate a stream of interest or other income. The CLO issues various classes of notes that participate in that income stream, typically one or more classes of debt instruments and a class of subordinated notes. The subordinated notes are usually entitled to all of the income generated by the CLO after the CLO pays all of the interest due on the debt notes and its expenses. However, there will be little or no income available to the CLO subordinated notes if there are defaults on the underlying collateral in excess of certain amounts or if the recoveries on such defaulted collateral are less than certain amounts. In that event, the value of our investment in the CLO's subordinated notes could decrease substantially. In addition, the subordinated notes of CLOs are generally illiquid, and because they represent a leveraged investment in the CLO's assets, their value will generally fluctuate more than the values of the underlying collateral. We are required to consolidate certain CLOs we manage, however, we have no right to the benefits from, nor do we bear the risk associated with, the assets held by such CLOs, beyond our minimal direct investments and beneficial interests in, and management fees generated from, them.

Risks Related to the Merger

We elected to become a "controlled company" within the meaning of the NASDAQ rules and, as a result, qualify for, and rely on, exemptions from certain corporate governance requirements intended to protect public stockholders' interests.

        CIFC Parent and DFR Holdings together control a majority of the voting power of our outstanding common stock. As a result, we elected to qualify as a "controlled company" within the meaning of the corporate governance standards of the NASDAQ rules. Under these rules, a company of which more than 50% of the voting power is held by an individual, group or another company is a "controlled company" and may elect not to comply with certain corporate governance requirements, including:

  •
  the requirement that a majority of our Board consist of independent directors;

  •
  the requirement that we have independent director oversight of executive officer compensation; and

  •
  the requirement that we have independent director oversight of director nominations.

        We have agreed pursuant to the Amended and Restated Stockholders Agreement to utilize these exemptions. As a result, our Board does not have a majority of independent directors, and its nominating and corporate governance committee and compensation committee do not consist entirely of independent directors. Accordingly, our stockholders do not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements under the NASDAQ rules.

The market price of the common stock may decline as a result of the exercise of certain registration rights granted to CIFC Parent and DFR Holdings.

        We are unable to predict the potential effects of the exercise of previously granted registration rights on the trading activity and market price of our common stock. We have granted registration rights to CIFC Parent and DFR Holdings for the resale of certain shares received by them in the Merger and CNCIM Acquisition, respectively, and the shares of common stock issuable upon conversion of the Convertible Notes. These registration rights would facilitate the resale of such securities into the public market, and any such resale would increase the number of shares of our common stock available for public trading. Sales by CIFC Parent or DFR Holdings of a substantial number of shares of our common stock in the public market, or the perception that such sales might occur, could have a material adverse effect on the market price of our common stock.

The failure to successfully integrate CIFCAM's and DCM's business and operations could adversely affect us.

        The combined company's ability to realize the anticipated benefits of the Merger will depend, to a large extent, on our ability to integrate the businesses of CIFCAM and DCM. The combination of two independent companies is a complex, costly and time-consuming process. As a result, the combined company has been, and will be, required to devote significant management attention and resources to integrating the business practices and operations of CIFCAM and DCM. The integration process may disrupt the business of either or both of the companies and their adviser affiliates and, if implemented ineffectively, would preclude realization of the full benefits expected by us.

        The failure of the combined company to meet the challenges involved in integrating successfully the operations of CIFCAM and DCM or otherwise to realize the anticipated benefits of the transaction could cause an interruption of, or a loss of momentum in, the activities of the combined company and could seriously harm our results of operations. In addition, the overall integration of the two companies may result in unanticipated problems, expenses, liabilities, competitive responses, loss of customer and supplier relationships and diversion of management's attention and may cause our stock price to decline. The difficulties of combining the operations of the companies include, among others:

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

        We previously identified certain anticipated cost synergies in connection with the Merger and related transactions, including the elimination of redundant corporate costs, reductions of general and administrative expenses and other savings. While management believes that these cost synergies are achievable, we may be unable to realize all of these cost synergies within the timeframe expected or at all. In addition, we may incur additional and/or unexpected costs in order to realize these cost synergies.

We may continue to incur significant transaction costs in connection with the Merger.

        We have incurred, and expect to continue to incur, a number of non-recurring costs associated with combining the operations of two companies. The substantial majority of non-recurring expenses resulting from the Merger and related transactions will be comprised of transaction costs, operations, facilities and systems transfer costs, and costs related to formulating and implementing integration plans. Additional unanticipated costs may be incurred in the integration of the two companies' businesses. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, should allow us to offset incremental transaction and transaction-related costs over time, this net benefit may not be achieved in the near term, or at all.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Our headquarters are located in New York, New York. We lease office space at 250 Park Avenue, 5th Floor, New York, New York 10177. We anticipate moving to the 4th Floor of the same location during the second quarter of 2012. We do not own any real property.

ITEM 3.    LEGAL PROCEEDINGS

        None.

ITEM 4.    MINE SAFETY DISCLOSURES

        None.

PART II.

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock is traded on NASDAQ under the trading symbol "DFR." As of March 23, 2012, we had approximately 1,519 holders of record.

        The following table sets forth, for the periods indicated, the high and low sales price per share of our common stock as reported on the NASDAQ:

	Price Range of Common Stock
	High	Low
2011:
4th Quarter	$5.60	$2.01
3rd Quarter	$7.25	$3.54
2nd Quarter	$8.11	$5.87
1st Quarter	$6.80	$5.67
2010:
4th Quarter	$7.23	$4.86
3rd Quarter	$7.00	$4.59
2nd Quarter	$6.39	$4.50
1st Quarter	$6.44	$4.21

Dividends

        We did not make any dividend distributions in the last two years and do not expect to make dividend distributions in the foreseeable future. Any dividend distributions will be subject to the restricted payment covenants contained in the indentures governing our Junior Subordinated Notes. See Note 12 to our consolidated financial statements for more information regarding the restrictive covenants contained in our Junior Subordinated Notes.

Share Repurchase Program

        On March 29, 2012 we announced that the Board authorized a new share repurchase program of up to $10 million of our common stock. Under the program, the repurchases may be made in open-market or in private transactions and may be made pursuant to SEC Rule 10b5-1 trading plans. Shares may be repurchased from time to time and in such amounts as market conditions warrant, subject to price ranges set by management and regulatory considerations.

Equity Compensation Plan Information

        The following table sets forth certain information, as of December 31, 2011, regarding our equity compensation plans:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (exluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,550,000	$7.20	981,929
Equity compensation plans not approved by security holders	—	—	—

Total	1,550,000	$7.20	981,929

        See Note 13 to our consolidated financial statements for a summary of our equity compensation plans.

ITEM 6.    SELECTED FINANCIAL DATA

        As a smaller reporting company, we are not required to provide the information required by Item 6.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The statements in this discussion regarding the industry outlook and our expectations regarding the future performance of our business and the other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in Special Note Regarding Forward-Looking Statements and Part I—Item 1A. Risk Factors. You should read the following discussion together with our consolidated financial statements and notes thereto included in "Part II—Item 8. Financial Statements and Supplementary Data."

Business Overview

        We are an asset manager organized as a Delaware corporation that manages approximately $13.8 billion of client assets as of December 31, 2011. We specialize in managing investment products which have corporate credit obligations, primarily SSCLs, as the primary underlying investments. Our core assets under management are currently held almost exclusively in CLOs. Our assets under management are comprised of approximately $10.6 billion of client assets we consider as our ongoing core business and $3.2 billion of client assets which are not considered part of our ongoing core business, consisting primarily of ABS CDOs. We plan to launch new SSCL based products, including CLOs and other fund products, subject to market conditions and other factors. We do not expect to launch new ABS CDOs, and we do not consider managing ABS CDOs to be one of our core activities going forward. We earn investment advisory fees from managing investment products, and these investment advisory fees are the economic basis of our business. We have recently re-focused on our core asset management business and in a process that began in 2011 and most of which was completed by February 2012, exited non-core activities and assets. We have and will continue to devote capital to initiate and support our asset management business. On April 13, 2011, we completed the Merger with Legacy CIFC. See "Part I—Item 1. Business" for a complete description of our business and the Merger.

Market and Economic Conditions

        In the first half of 2011, prospects for economic growth and improving financial markets contributed to positive outlook for our industry. However, conditions deteriorated not long after the Merger. The second half of the year, and the third quarter particularly, was marked by considerable volatility, as investor sentiment and the capital markets were impacted by events around the world. Among other factors, volatility was engendered by S&P's downgrade of the U.S. credit rating, U.S. political gridlock, concern over the solvency of Greece and the stability of the Eurozone, including the integrity of the Euro. In the fourth quarter, some measure of investor confidence returned as the European Central Bank introduced the Long Term Refinancing Operation in December 2011, which addressed the issue of European bank liquidity for a sustained period. Investors also focused on the performance of the U.S. economy, which posted steady, albeit anemic, growth instead of an anticipated double-dip recession.

        These developments affected us in two different ways. On the one hand, market volatility in the second half of 2011 negatively impacted both the timing and size of the investor base available to enable us to issue new CLOs. The sharp risk aversion by fixed income investors during this period put most of them on the sidelines except with respect to safe-haven assets such as Treasuries. Furthermore, both SSCL values and CLO liability costs were unstable during this period, which impeded new CLO formation, as this requires relative stability to align asset and liability pricing and for investors to finalize decisions. However, by the end of the year sufficient stability had returned to the market and we priced a new CLO in December 2011 and closed it in January 2012.

        On the other hand, the stability of the U.S. economy was beneficial for our existing CLOs by creating a benign default environment with default rates ending the year near historical lows. Meanwhile in the second half of the year volatility created investment opportunities as loans with strong fundamental value could be acquired at discounted prices.

        2012 has begun with improved prospects for our industry due to renewed investor interest in SSCLs and improved capital markets functioning. We are cautiously optimistic that market conditions will be stable or improve, and that the economy will continue to expand. However, significant risks remain including, for example, lack of political will in addressing severe fiscal imbalances in the U.S., ongoing instability in Europe, the potential for a spike in oil prices arising from a Middle East event, and unexpected natural disasters, such as last year's tsunami and nuclear meltdown in Japan. Similar to the financial crisis and severe recession from 2008-through 2010, the recent and ongoing fiscal crises demonstrate the considerable resiliency of SSCLs and the CLO investment product. However as before, our business will continue to be significantly affected by economic developments and exogenous events going forward.

AUM

        Investment advisory fees paid by the investment products we manage on behalf of third party investors are our primary source of revenue. These fees typically consist of management fees based on the account's assets and, in some cases, incentive fees based on the profits we generate for the account.

        The following table summarizes the AUM for our significant investment product categories:

	December 31, 2011		December 31, 2010
	Number of Accounts	AUM(1)	Number of Accounts	AUM(1)
		(In thousands)		(In thousands)
CLOs(2)	29	$10,555,255	16	$5,468,802
ABS CDOs	10	2,931,478	10	3,342,028
Corporate Bond CDOs	4	271,072	4	485,718

Total AUM(3)	43	$13,757,805	30	$9,296,548

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

(2)
Subsequent to December 31, 2011, we (i) successfully launched CIFC CLO 2011-I which is expected to achieve an AUM level of approximately $400.0 million, (ii) completed the sale of our investments in and rights to manage the DFR MM CLO with AUM of $152.9 million as of December 31, 2011, and (iii) sold our rights to manage our sole European CLO with AUM of $324.2 million as of December 31, 2011.

(3)
Total AUM for December 31, 2011 and 2010 included $152.9 million and $262.4 million, respectively, related to DFR MM CLO. DCM managed DFR MM CLO during these periods but was not contractually entitled to receive any management fees therefrom for as long as all of the subordinated notes issued by DFR MM CLO were held by Deerfield Capital LLC or an affiliate thereof.

        During the year ended December 31, 2011, total AUM increased by $4.5 billion, primarily as a result of increases in CLO AUM of $5.1 billion as a result of the Merger with Legacy CIFC. This increase is partially offset by a decrease in ABS CDO AUM and Corporate Bond CDO AUM of $0.4 billion and $0.2 billion, respectively, during the year ended December 31, 2011. Our ABS CDO AUM declined primarily as a result of (i) continued defaults and downgrades of certain assets held by such CDOs, which in some cases cause the exclusion of those assets from the calculation of AUM, (ii) the diversion of cash flows to repay the debt securities issued by those CDOs based on continued noncompliance with overcollateralization tests and other structural provisions, and (iii) realized losses on assets held by the CDOs.

        We do not expect to grow the ABS CDO business. All existing CDOs are static and we expect CDO AUM to decline going forward as these funds run-off per their contractual terms.

  CLO & CDO Structure

        The structure of the CLOs (which for purposes of the discussion within this section also includes the term CDOs unless otherwise noted) we manage affects the investment advisory fees paid to us. The following summarizes select details of the structure of each of the CLOs we manage.

	Closing Date	December 31, 2011 AUM(1)	First Optional Call Date(2)	Auction Call Date(3)	Termination of Reinvestment Period(4)	Maturity Year(7)
	Month/Year	(In thousands)	Month/Year
CLOs:
Rosemont CLO, Ltd.	01/02	$41,935	10/05	n/a	01/07	2013
Forest Creek CLO Ltd.	05/03	91,671	07/07	n/a	07/08	2015
Long Grove CLO Ltd.	06/04	131,121	08/08	n/a	05/10	2016
Hewett's Island CLO II, Ltd.	12/04	165,725	12/08	n/a	12/10	2016
Market Square CLO Ltd.	05/05	187,215	07/07	n/a	04/11	2017
Hewett's Island CLO III, Ltd.	08/05	339,691	08/09	n/a	08/11	2017
Cumberland II CLO Ltd.	09/05	368,538	02/10	n/a	11/11	2019
Marquette Park CLO Ltd.	12/05	281,354	04/10	n/a	01/12	2020
Bridgeport CLO Ltd.	06/06	480,292	10/09	n/a	07/13	2020
CIFC Funding 2006-I, Ltd.	08/06	516,138	10/10	n/a	10/12	2020
Columbus Nova 2006-I	08/06	387,648	10/09	n/a	10/12	2018
CIFC Funding 2006-I B, Ltd.	10/06	393,423	12/10	n/a	12/12	2020
Burr Ridge CLO Plus Ltd.	12/06	281,679	06/12	n/a	03/13	2023
CIFC Funding 2006-II, Ltd.	12/06	615,153	03/11	n/a	03/13	2021
Columbus Nova 2006-II	12/06	492,135	02/10	n/a	02/13	2018
Hewett's Island CLO V, Ltd.	12/06	362,780	12/09	n/a	12/12	2018
Primus CLO I, Ltd.	12/06	393,812	01/11	n/a	01/12	2019
CIFC Funding 2007-I, Ltd.	02/07	392,884	05/11	n/a	11/13	2021
CIFC Funding 2007-II, Ltd.	03/07	592,728	04/11	n/a	04/14	2021
Columbus Nova 2007-I	03/07	474,639	05/10	n/a	05/13	2019
Hewett's Island CLO VI, Ltd.	05/07	365,961	06/10	n/a	06/13	2019
Schiller Park CLO Ltd.	05/07	407,065	07/11	n/a	04/13	2021
Bridgeport CLO II Ltd.	06/07	490,563	12/10	n/a	09/14	2021
CIFC Funding 2007-III, Ltd.	07/07	431,571	07/10	n/a	07/14	2021
DFR Middle Market CLO Ltd.(5)	07/07	152,948	07/10	n/a	07/10	2019
Primus CLO II, Ltd.	07/07	367,599	10/11	n/a	07/14	2021
Gillespie CLO PLC(6)	08/07	324,191	02/13	n/a	08/13	2023
CIFC Funding 2007-IV, Ltd.	09/07	593,550	09/10	n/a	09/12	2019
Columbus Nova 2007-II	11/07	431,246	10/10	n/a	10/14	2021

Total CLOs		10,555,255

ABS CDOs:
Mid Ocean CBO 2000-1 Ltd.	01/01	85,881	04/06	n/a	01/06	2036
Mid Ocean CBO 2001-1 Ltd.	10/01	99,988	02/06	n/a	01/06	2036
Northlake CDO I, Limited	02/03	70,320	03/06	03/13	03/07	2033, 2038	(8)
Knollwood CDO Ltd.	03/04	84,148	04/07	04/12	04/08	2039
River North CDO Ltd.	01/05	156,887	02/09	02/13	02/09	2040
Buckingham CDO Ltd.	07/05	677,296	08/10	08/13	08/10	2040
Pinetree CDO Ltd.	11/05	123,660	01/10	01/14	01/10	2045
Buckingham CDO II Ltd.	12/05	877,746	03/11	03/14	03/11	2041
Knollwood CDO II Ltd.	07/06	27,379	07/09	07/13	n/a	2046
Buckingham CDO III Ltd.	08/06	728,172	09/11	09/14	09/11	2051

Total ABS CDOs		2,931,478

Corporate Bond CDOs:
Valeo Investment Grade CDO Ltd.	01/01	116,799	01/05	n/a	01/06	2013
Valeo Investment Grade CDO II Ltd.	05/01	92,910	06/05	n/a	06/06	2013
Mayfair Euro CDO I B.V.(6)	06/01	39,890	05/06	n/a	05/06	2013
Robeco CDO II Limited	08/01	21,473	08/05	n/a	02/06	2013

Total Corporate Bond CDOs		271,072

Total AUM		$13,757,805

(1)
AUM numbers generally reflect the aggregate principal or notional balance of the collateral and, in some cases, the cash balance held by the CLOs and are as of the date of the last trustee report received for each CLO prior to December 31, 2011.

(2)
CLOs are generally callable by equity holders once per quarter beginning on the "first option call date" and subject to satisfaction of certain conditions.

(3)
ABS CDOs generally contain a provision requiring the manager thereof to attempt to liquidate the collateral held therein on the "auction call date," subject to certain conditions, generally including that the proceeds from any such liquidation be sufficient to redeem the notes and pay certain additional expenses.

(4)
Termination of reinvestment period refers to the date after which we can no longer use certain principal collections to purchase additional collateral, and such collections are instead used to repay the outstanding amounts of certain debt securities issued by the CLO.

(5)
DCM managed DFR MM CLO until the February 2012 sale of our investments in and our rights to manage the DFR MM CLO. DCM managed DFR MM CLO during these periods but was not contractually entitled to receive any management fees therefrom for as long as all of the subordinated notes issued by DFR MM CLO were held by Deerfield Capital LLC or an affiliate thereof.

(6)
The AUM for our Euro-denominated CLOs has been converted into U.S. dollars using the spot rate of exchange on December 31, 2011. In January 2012, we sold our rights to manage Gillespie, which was our sole European CLO.

(7)
Represents the contractual maturity of the CLO or CDO. Generally, the actual maturity of the deal is expected to occur in advance of contractual maturity.

(8)
Maturity date varies by tranche of notes.

        Investment advisory fees differ from product to product, but in general for CLOs, the primary investment product we manage, consist of the following:

  •
  Senior management fees (payable before the interest payable on the debt securities issued by such CLO) that generally range from 12.5 to 20 basis points annually on the principal balance of the underlying collateral of such CLOs.

  •
  Subordinated management fees (payable after the interest payable on the debt securities issued by such CLOs and certain other expenses) that generally range from 15 to 35 basis points annually on the principal balance of the underlying collateral of such CLOs.

  •
  Incentive fees which vary based on the terms of each CLO. Certain CLOs do not pay incentive fees at all or have only an incentive fee that is paid to the manager thereof after certain investors' returns exceed an internal rate of return hurdle. Upon achievement of this hurdle, the manager is paid a percentage (generally 20%) of residual cash flows in excess of this hurdle. A limited number of CLOs also have an incentive fee which is paid to the manager thereof after investors' annual cash on cash returns exceed a hurdle. Upon achievement of this hurdle, the manager is paid an additional fee (generally 15 basis points annually on the principal balance of the underlying collateral of the CLO).

        Investment advisory fees on the CDOs we manage also differ from product to product, but in general they consist of a senior management fee (payable before the interest payable on the debt securities issued by such CDOs) that ranges from 5 basis points to 25 basis points annually of the principal balance of the underlying collateral of such CDOs and a subordinate management fee (payable after the interest payable on the debt securities issued by such CDOs and certain other expenses) that ranges from 5 basis points to 35 basis points annually of the principal balance of the underlying collateral of such CDOs. Only a limited number of the CDOs we manage are currently paying subordinated management fees.

        Under the investment management agreements between the Advisers and the CLOs (which for purposes of this discussion also includes the term CDOs) we manage, the payment of investment advisory fees is generally subject to a "waterfall" structure. Pursuant to these "waterfalls," all or a portion of our subordinated management fees may be deferred if the CLOs do not generate sufficient cash flows to pay the required interest on the notes that the CLOs have issued to investors and certain expenses the CLOs have incurred. Deferral of our subordinated management fees could occur if, for example, the obligors of the investments held by the CLOs default on or defer payments of principal or interest relating to such investments or the ratings assigned to such investments are downgraded below a specified threshold. In addition, deferral of our subordinated management fees could occur if, among other things, noncompliance with overcollateralization tests and other structural provisions built into the CLOs divert cash flows to the prepayment of the debt securities issued by the CLOs. These prepayments may prevent cash in the CLOs from being reinvested in assets and therefore decrease the asset base on which our future investment advisory fees are calculated. In certain cases, noncompliance with these overcollateralization tests or other structural provisions can lead to events of default under the indentures governing the CLOs, followed by the acceleration of the CLOs'

obligation to repay the debt issued by the CLO and ultimately the liquidation of the underlying collateral. Certain of the CLOs we manage contain provisions prohibiting the liquidation of the CLO following an event of default unless either the proceeds from the liquidation will be sufficient to repay all of the debt issued by the CLO along with certain specified expenses or a majority or supermajority of certain specified classes of notes vote to liquidate the CLO. We believe that CLOs that contain these provisions are less likely to liquidate upon the occurrence of an event of default. In addition, certain CLOs we manage contain provisions where noncompliance with overcollateralization tests causes us to become subject to removal as investment manager at the discretion of certain classes of investors. These structural provisions are intended to protect investors in the debt issued by the CLO from deterioration in the credit quality and value of the underlying collateral pool.

GAAP Results

        The sections below up to and including Liquidity and Capital Resources are in accordance with GAAP, unless otherwise noted.

Results of Consolidated Operations

        The following table presents our comparative consolidated statement of operations for the years ended December 31, 2011 and 2010. Certain amounts in the statements of operations for the year ended December 31, 2010 have been reclassified to conform to the presentation for the year ended December 31, 2011. See Note 2 to our consolidated financial statements for a discussion of these reclassifications.

        Please note that management also uses non-GAAP financial measurements to analyze, manage and present our performance. We believe the non-GAAP financial measurement reflected in the AEBT (Non-GAAP) section below should be reviewed in conjunction with our consolidated financial statements and discussion of our GAAP Results. A detailed description and reconciliation between net income (loss) attributable to CIFC Corp. and AEBT, a non-GAAP measurement used by management, is set forth in the AEBT (Non-GAAP) section.

	Year ended December 31,
			Variance 2011 vs. 2010
	2011	2010
	(In thousands, except share and per share amounts)
Revenues
Investment advisory fees	$11,455	$12,002	$(547)
Net investment and interest income:
Investment and interest income	3,332	8,093	(4,761)
Interest expense	350	928	(578)

Net investment and interest income	2,982	7,165	(4,183)

Total net revenues	14,437	19,167	(4,730)

Expenses
Compensation and benefits	19,993	14,918	5,075
Professional services	9,111	4,925	4,186
Insurance expense	1,790	2,903	(1,113)
Other general and administrative expenses	3,498	4,697	(1,199)
Depreciation and amortization	16,423	12,618	3,805
Occupancy	1,495	1,668	(173)
Impairment of intangible assets	1,822	2,566	(744)
Restructuring charges	3,686	—	3,686

Total expenses	57,818	44,295	13,523

Other Income (Expense) and Gain (Loss)
Net gain (loss) on investments, loans, derivatives and liabilities	1,910	(1,047)	2,957
Corporate interest expense	(5,678)	(6,688)	1,010
Strategic transactions expenses	(1,459)	(5,565)	4,106
Net gain on the discharge of the Senior Notes	—	17,418	(17,418)
Other, net	5	(1,046)	1,051

Net other income (expense) and gain (loss)	(5,222)	3,072	(8,294)

Operating income (loss)	(48,603)	(22,056)	(26,547)
Results of Consolidated Variable Interest Entities
Net gain (loss) from activities of Consolidated Variable Interest Entities	(281,459)	(37,335)	(244,124)
Expenses of Consolidated Variable Interest Entities	(6,712)	(21,469)	14,757

Net results of Consolidated Variable Interest Entities	(288,171)	(58,804)	(229,367)
Loss before income tax expense (benefit)	(336,774)	(80,860)	(255,914)
Income tax expense (benefit)	6,980	(66,570)	73,550

Net loss	(343,754)	(14,290)	(329,464)
Net loss attributable to noncontrolling interest and Consolidated Variable Interest Entities	311,162	100,211	210,951

Net income (loss) attributable to CIFC Corp.	$(32,592)	$85,921	$(118,513)

Earnings (loss) per share—
Basic	$(1.82)	$9.16	$(10.98)
Diluted	$(1.82)	$7.81	$(9.63)
Weighted-average number of shares outstanding—
Basic	17,892,184	9,378,964
Diluted	17,892,184	11,762,550

        Net loss attributable to CIFC Corp. was $32.6 million, or $1.82 of net loss per share, for the year ended December 31, 2011 compared to net income attributable to CIFC Corp. of $85.9 million, or $7.81 of diluted earnings per share, for the year ended December 31, 2010.

        Net revenues decreased by $4.7 million for the year ended December 31, 2011 compared to the prior year. Net investment and interest income historically includes the interest earned on our proprietary investments in RMBS, which represents the interest income on RMBS less the cost of borrowings, and net interest income on the Warehouse TRS. Net investment income does not include any realized or unrealized gains and losses on any such investments. The decrease is primarily the result of a decrease in net investment and interest income of $4.2 million for the year ended December 31, 2011 compared to the prior year. The decline in net interest income is primarily due to the liquidation of the RMBS portfolio during the second quarter of 2011. Investment advisory fees for the year ended December 31, 2011 decreased $0.5 million as compared to the prior year as deferred subordinated management fees collected in 2010 more than outweighed the increases in management fees resulting from the Merger in 2011.

        Total expenses increased by $13.5 million for the year ended December 31, 2011, compared to the prior year. The increase was primarily driven by increases in compensation and benefits of $5.1 million, professional services of $4.2 million, depreciation and amortization of $3.8 million and restructuring charges of $3.7 million, partially offset by a decrease in other general and administrative expenses of $1.2 million and insurance expense of $1.1 million. The increase in compensation and benefits is due to additional headcount as a result of the Merger. The increase in professional services is primarily due to expenses incurred related to the launch of CIFC CLO 2011-I and the sale of our investments in and rights to manage the DFR MM CLO. The increase in depreciation and amortization is due to additional intangible assets amortization related to intangible assets acquired in the Merger. The increase in restructuring charges is related to severance and other termination benefits resulting from the Merger. The decrease in other general and administrative expenses is primarily due to reductions in compensation for our Board as a result of the restructuring of our Board's compensation in conjunction with the Merger. In addition, the prior year period included $0.5 million in expense related to warrants granted as part of the termination agreement associated with Deerfield Pegasus Loan Capital LP ("DPLC").

        Net other income (expense) and gain (loss) decreased by $8.3 million for the year ended December 31, 2011, compared to the prior year. This decrease is primarily due to a $17.4 million gain related to the June 9, 2010 discharge of our Senior Notes and $7.5 million in losses during the 2011 period related to changes in fair value on our contingent liabilities, partially offset by $11.5 million in variances in the changes in fair value of the conversion feature on our Convertible Notes which until the expiration of the anti-dilution provisions associated with the conversion feature in December 2011, was deemed to be an embedded derivative instrument (the "Embedded Derivative") and was required to be recorded at fair value. In addition, strategic transaction expenses decreased by $4.1 million for the year ended December 31, 2011, compared to the prior year as the prior year included expenses related to the CNCIM Acquisition as well as a significant portion of expenses related to the Merger. In addition, the decrease in corporate interest expense was primarily the result of the June 9, 2010 discharge of the $73.9 million in aggregate principal outstanding of senior notes (the "Senior Notes") for $55.0 million plus accrued interest (the "Senior Notes Discharge"). In conjunction with the Senior Notes Discharge, we issued $25.0 million in aggregate principal outstanding of our senior subordinated convertible notes ("Convertible Notes"). While the Convertible Notes are accruing interest expense at a higher effective interest rate than the Senior Notes, the substantially lower outstanding aggregate principal amount resulted in a substantial decrease in corporate interest expense.

        Net results of Consolidated VIEs decreased by $229.4 million for the year ended December 31, 2011 compared to the prior year. This decrease is primarily the result of decreases in net gain (loss) from activities of Consolidated VIEs of $244.1 million for the year ended December 31, 2011 compared to the prior year. This decrease in net gain (loss) from activities of Consolidated VIEs is primarily the result of fluctuations in the valuation of the investments and debt of the Consolidated CLOs. In addition, due to the Merger, the net results of Consolidated VIEs for the year ended December 31, 2010 do not include the activity of CIFC CLOs. The net results of Consolidated VIEs for the CIFC CLOs were net losses of $159.5 million for the year ended December 31, 2011. The net results of Consolidated VIEs for the year ended December 31, 2010 includes the CNCIM CLOs only for the period after the acquisition on June 9, 2010. In addition, net results of Consolidated VIEs for the year ended December 31, 2011 included net income related to the Warehouse TRS of $0.9 million and net losses related to DFR MM CLO of $14.7 million. Net results of Consolidated VIEs for the year ended December 31, 2010 included net income related to DFR MM CLO of $16.8 million.

        We recognized income tax expense of $7.0 million for the year ended December 31, 2011 compared to an income tax benefit of $66.7 million for the year ended December 31, 2010. The effective tax rate of 2% for the year ended December 31, 2011 included discrete items, the most significant of which was attributable to valuation allowances established during the year. Valuation allowances were established on deferred tax assets relating to our investments in DFR MM CLO as a result of the February 7, 2012 sale of those investments and on NOL carryforwards for the state of Illinois. Through the second quarter of 2010, we did not pay significant corporate income taxes as a result of the availability of NOLs and NCLs. As a result of the acquisition of CNCIM on June 9, 2010, our ability to use the aforementioned NOLs and NCLs to offset our federal taxable income was significantly reduced. Therefore, we recognized a provision for current income tax expense of $2.3 million for the year ended December 31, 2010. This provision for current income tax expense was more than offset by $68.8 million of deferred tax benefits, primarily as a result of the release of our valuation allowance against our deferred tax asset as of December 31, 2010.

Changes in Financial Condition

        The Merger had a significant impact on our financial condition. As a result of the Merger, on a GAAP basis, we acquired assets of $117.5 million, primarily consisting of identifiable intangible assets and goodwill. We also assumed liabilities of $27.8 million, primarily consisting of contingent liabilities assumed related to Legacy CIFC's prior acquisition of CypressTree. In conjunction with the Merger, we issued 9.1 million shares of our common stock having a fair value as of the Merger Closing Date of $55.9 million. In addition, consideration payable by us includes fixed and contingent deferred payments having a fair value as of the Merger Closing Date of $24.4 million. As a result of the Merger, we now consolidate the CIFC CLOs. The CIFC CLOs include six CLOs managed by CIFCAM and four CLOs managed by its wholly-owned subsidiary, CypressTree. As of December 31, 2011, we consolidated assets of $4.2 billion and non-recourse liabilities of $4.1 billion related to the CIFC CLOs.

        Other than the impacts of the Merger, during the year ended December 31, 2011, the most significant change in our financial condition was the liquidation of the RMBS portfolio and the extinguishment of the related repurchase agreement debt used to finance our investments in RMBS. Exiting this investment strategy reduced investments at fair value and short-term debt by $263.2 million and $246.9 million, respectively.

Liquidity and Capital Resources

Cash Flows

        Our operating activities provided cash of $461.0 million for the year ended December 31, 2011. Net cash inflows and non-cash adjustments of $817.3 million included net loss on liabilities at fair value of $355.2 million, net changes in operating assets and liabilities of $254.2 million (including net sales of investments at fair value of $360.3 million) and net loss on investments at fair value of $154.5 million. Net cash outflows and non-cash adjustments of $356.3 million were primarily comprised of the net loss of $343.8 million.

        Our investing activities provided cash of $191.3 million for the year ended December 31, 2011, primarily from principal receipts and proceeds from sale on loans held for investment and loans held for sale previously classified as held for investment of $113.9 million and a change in restricted cash and cash equivalents of $78.9 million.

        Our financing activities used cash of $666.4 million for the year ended December 31, 2011, primarily from repayments of repurchase agreements of $246.9 million and payments on long-term debt of $534.0 million, partially offset by proceeds from the issuance of long-term debt of $123.7 million.

Liquidity

        We believe that our current cash and cash equivalents, along with expected future cash flows from operations, among other things, are adequate to meet our anticipated liquidity requirements. As of December 31, 2011, total liquidity was comprised of unrestricted cash and cash equivalents of $36.0 million.

Other Sources and Uses of Funds

        In addition to cash and cash equivalents, on a deconsolidated basis, as of December 31, 2011 we held investments in the DFR MM CLO, the Warehouse SPV and $7.0 million of other investments in certain CLOs we managed which management views as other sources of potential liquidity.

        During January 2012, we settled our obligations under the Warehouse TRS and launched CIFC CLO 2011-I. We received proceeds of $47.4 million upon the settlement of the Warehouse TRS, of which we invested $17.4 million in the subordinated notes of CIFC CLO 2011-I and paid $3.6 million in expenses related to the launch of CIFC CLO 2011-I. During January 2012 we also completed the sale of our rights to manage our sole European CLO, Gillespie, for a $7.1 million payment on the closing date and deferred payments of up to approximately $1.1 million. During February 2012, we completed the sale of our investments in and our rights to manage the DFR MM CLO for an aggregate price of $36.5 million. As of February 29, 2012, our cash position increased to approximately $100.0 million.

  Merger with Legacy CIFC

        We anticipate significant cash inflows from investment advisory fees from the CIFC CLOs, subject to certain requirements to make payments to CIFC Parent pursuant to the terms of the Merger (described below). We also expect to continue to recognize certain transitional expenses related to the Merger.

  Legacy CIFC Merger and CNCIM Acquisition Deferred Purchase Payments

        Remaining deferred purchase payments related to the Merger aggregate to $5.0 million and are payable in equal annual installments of $2.5 million, with the next payment being payable on April 13, 2012 (the first anniversary of the Merger Closing Date). Remaining deferred purchase payments related to the acquisition of CNCIM aggregate to $4.5 million and are payable in equal annual installments of $1.5 million with the next payment being payable on December 9, 2012. The present value of the remaining deferred purchase payments is included in the consolidated balance sheets.

  Contingent Liabilities and Other Commitments

        In connection with the Merger, we established or assumed certain contingent liabilities that combine to have an estimated fair value of $39.3 million as of December 31, 2011.

        The contingent liabilities that resulted from the Merger have an estimated fair value of $22.9 million as of December 31, 2011 and are payable to CIFC Parent. The terms of these payments are as follows: (i) the first $15.0 million of incentive fees received by the combined company from certain CLOs currently managed by CIFCAM, (ii) 50% of any incentive fees in excess of $15.0 million in aggregate received by the combined company over the next ten years from certain CLOs currently managed by CIFCAM and (iii) payments relating to the present value of any such incentive fees from certain CLOs currently managed by CIFCAM that remain payable to the combined company after the tenth anniversary of the Merger Closing Date.

        The contingent liabilities assumed in the Merger with Legacy CIFC primarily represent contingent consideration related to Legacy CIFC's acquisition of CypressTree on December 1, 2010 and contingent liabilities Legacy CIFC assumed in its acquisition of CypressTree related to required payments to the prior sellers of CypressTree and the broker of that sale. The assumed contingent liabilities have an estimated fair value of $16.4 million as of December 31, 2011 and are based on a fixed percentage of certain advisory fees from the CypressTree CLOs. These fixed percentages vary by CLO and have a minimum fixed percentage of 55%.

        On September 16, 2011, we entered into a new lease agreement for our corporate headquarters at 250 Park Avenue, New York, New York in the building in which our headquarters currently are located (the

"Lease"). The Lease is expected to commence in the second quarter of 2012 and has a term of 10 years and 6 months. The Lease replaces the existing lease for our corporate headquarters, which expires 30 days after the commencement date of the new Lease. The annual minimum rent, which is expected to commence in the second quarter of 2012, will be approximately $1.6 million for the first six years of the Lease and is subsequently subject to escalation clauses within the Lease.

        We also lease office space for a secondary location in Rosemont, Illinois. As part of our restructuring activities, in March 2012 we reached an agreement with the landlord to terminate the lease. See Recent Developments for additional information on this agreement.

  Total Return Swap Warehouse for CIFC CLO 2011-I

        During the second quarter of 2011, we entered into the Warehouse TRS with Citibank through the Warehouse SPV. The reference obligations under the Warehouse TRS agreement were SSCLs that we accumulated and were ultimately included within CIFC CLO 2011-I which launched during January 2012 and is managed by CIFCAM. As of December 31, 2011 the notional amount of SSCL's included as reference obligations of the Warehouse TRS was $218.9 million. As of December 31, 2011, we had $46.5 million of cash posted as collateral under the Warehouse TRS, which is included within restricted cash and cash equivalents in Consolidated VIEs on our consolidated balance sheets.

  DFR MM CLO

        Prior to the sale of our investments in and our rights to manage the DFR MM CLO in February 2012, our investments in DFR MM CLO consisted of subordinated notes with a face amount of $50.0 million and debt with a face amount of $19.0 million. Prior to the sale, the economic impact of our investments in DFR MM CLO had been determined by the cash flows distributed to us on these investments. From the date of our initial investment through December 31, 2011, such distributions totaled $52.2 million on our subordinated notes investment and $4.8 million in interest on our debt investment. Net income we recorded in our consolidated statements of operations for DFR MM CLO was not always indicative of the cash distributions we received. For the years ended December 31, 2011 and 2010, we recorded a net loss of $14.7 million and net income of $16.8 million, respectively, in net gain (loss) from activities of consolidated VIEs within our consolidated statements of operations related to the DFR MM CLO. We received cash flow distributions from the DFR MM CLO consisting of interest on our debt investment and distributions on our subordinated note investment, which are eliminated in consolidation. The following table presents the components of the cash flow distributions from the DFR MM CLO before eliminations:

	For the year ended December 31,
	2011	2010
	(In thousands)
Interest on debt investment	$824	$836
Subordinated note distributions	13,452	14,777

Total cash flow distributions	$14,276	$15,613

  Debt

        As a result of the liquidation of our RMBS portfolio during the year, we no longer have any repurchase agreements outstanding as these had historically been used to finance that portfolio. As of December 31, 2010, we had repurchase agreements outstanding with four counterparties in an aggregate amount of $246.9 million with a weighted-average borrowing rate of 0.36% and remaining weighted average maturity of 25 days. As of December 31, 2010, we had pledged RMBS securities with a fair value of $258.6 million as collateral for these repurchase agreements.

        The following table summarizes our long-term debt:

	Carrying Value	Current Weighted Average Borrowing Rate	Weighted Average Remaining Maturity
	(In thousands)		(In years)
December 31, 2011:
Recourse Debt:
March Junior Subordinated Notes(1)	$95,000	1.00%	23.8
October Junior Subordinated Notes(2)	25,000	3.93%	23.9
Convertible Notes(3)	17,455	8.00%	6.0

Total Recourse Debt	137,455	2.42%	21.6

Consolidated Variable Interest Entities Debt:
DFR MM CLO(4)	93,269	1.68%	7.6
Consolidated CLOs(5)	7,559,568	1.01%	7.3

Total Consoldiated Variable Interest Entities Debt	7,652,837	1.02%	7.3

Total long-term debt	$7,790,292	1.04%	7.5

December 31, 2010:
Recourse Debt:
March Junior Subordinated Notes(1)	$95,000	1.00%	24.9
October Junior Subordinated Notes(2)	25,000	3.79%	24.9
Convertible Notes(3)	16,805	8.00%	7.0

Total Recourse Debt	136,805	2.37%	22.7

Consolidated Variable Interest Entities Debt:
DFR MM CLO(4)	205,673	1.03%	7.8
Consolidated CLOs(5)	3,663,337	0.86%	8.5

Total Consoldiated Variable Interest Entities Debt	3,869,010	0.87%	8.5

Total long-term debt	$4,005,815	0.92%	8.9

(1)
The $95.0 million in aggregate principal amount of the March Junior Subordinated Notes bear interest at an annual rate of 1% through April 30, 2015. Thereafter the March Junior Subordinated Notes will bear interest at an annual rate of LIBOR plus 2.58% until maturity.

(2)
The $25.0 million of aggregate principal amount of the October Junior Subordinated Notes bear interest at an annual rate of LIBOR plus 3.50%.

(3)
The Convertible Notes principal outstanding of $25.0 million is presented net of a $7.5 million discount as of December 31, 2011 and an $8.2 million discount as of December 31, 2010. This discount includes $6.9 million originally allocated to the Embedded Derivative discussed in further detail below. The Convertible Notes currently pay interest at the 8.00% stated rate; however, including the discount, the effective rate of interest is 18.14%.

(4)
Excludes $19.0 million of DFR MM CLO Class D Notes and $50.0 million of subordinated notes that we own and eliminate upon consolidation. Had this debt been included, the weighted-average borrowing rate would be 2.14% and 1.31% as of December 31, 2011 and 2010, respectively. The subordinated notes do not have a stated interest rate and are therefore excluded from the calculation of the weighted average borrowing rate.

(5)
Long-term debt of the Consolidated CLOs is recorded at fair value. This includes the fair value of the subordinated notes issued by the Consolidated CLOs. However, the subordinated notes do not have a stated interest rate and are therefore excluded from the calculation of the weighted average borrowing rate. The par value of the Consolidated CLOs long-term debt (including subordinated notes) was $8.9 billion and $4.4 billion as of December 31, 2011 and 2010, respectively.

Recourse Debt

        Recourse debt refers to debt where the lenders have recourse to our unencumbered assets to satisfy our obligations under such debt.

Junior Subordinated Notes

        On March 4, 2010 we completed the Trust Preferred Exchange and on October 20, 2010, we completed the Trust Preferred Redemption-in-Kind. As a result, as of December 31, 2011 and 2010, we had $95.0 million in aggregate principal outstanding of March Junior Subordinated Notes and $25.0 million in aggregate principal outstanding of October Junior Subordinated Notes.

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

Convertible Notes

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

        Based on the terms and conditions of the conversion feature contained in the Convertible Notes and certain of the antidilution provisions, the conversion feature was deemed an embedded derivative instrument. The antidilution provisions prevent the conversion feature from qualifying as being indexed to our common stock. As a result, the Convertible Notes were recorded as two components: (i) the Embedded Derivative initially recorded on the CNCIM Acquisition Closing Date as a $6.9 million derivative liability and, (ii) long-term debt initially recorded on the CNCIM Acquisition Closing Date at $16.5 million. The total CNCIM Acquisition Closing Date fair value of the two components was $23.4 million. The $1.6 million difference between the $25.0 million principal amount of the Convertible Notes and the $23.4 million CNCIM Acquisition Closing Date total fair value associated with the Convertible Notes was treated as a reduction of purchase consideration in conjunction with the CNCIM Acquisition. We did not elect the fair value option for the long-term debt component of the Convertible Notes. The difference between the $16.5 million CNCIM Acquisition Closing Date fair value of the component of the Convertible Notes recorded as long-term debt and the $25.0 million principal amount of the Convertible Notes will be accreted to earnings using the effective yield method of recognizing interest expense.

        Until the expiration of certain antidilution provisions of the conversion feature in December 2011, the Embedded Derivative was marked to fair value at each reporting date, and the change in fair value was recorded in the consolidated statements of operations within net gain (loss) on investments, loans, derivatives and liabilities. For the years ended December 31, 2011 and 2010, we recorded a net gain of $7.2 million and a net loss of $4.3 million, respectively, related to the Embedded Derivative. Upon the expiration of the antidilution provisions in December 2011, the fair value of the Embedded Derivative of $3.9 was reclassified to additional paid-in capital.

Consolidated Variable Interest Entities Debt

        All of the debt of the Consolidated Variable Interest Entities is non-recourse debt. Non-recourse debt refers to debt where the lenders have recourse only to specific assets pledged as collateral to the lenders.

DFR MM CLO

        DFR MM CLO's debt securities bear interest at rates that reset quarterly based on varying spreads to three-month LIBOR and are due in 2019. The carrying value of the assets held in DFR MM CLO, which are the only assets to which DFR MM CLO's debt holders have recourse for repayment, was $130.3 million and $272.0 million as of December 31, 2011 and 2010, respectively. During the years ended December 31, 2011 and 2010, DFR MM CLO paid down $112.4 million and $11.6 million of its outstanding debt, respectively, as a result of certain structural provisions contained in its indenture. On February 7, 2012 we completed the sale of our investments in and our rights to manage the DFR MM CLO and deconsolidated this entity. See Recent Developments later in this section for additional information on the sale of our investments in and rights to manage the DFR MM CLO.

Consolidated CLOs

        As a result of the Merger, we consolidated ten additional Consolidated CLOs which represented $4.1 billion in additional long-term debt as of December 31, 2011. During the year ended December 31, 2011, the Consolidated CLOs paid down $242.8 million of their outstanding debt and distributed $179.6 million to the holders of their subordinated notes. During the year ended December 31, 2010, the Consolidated CLOs paid down $163.1 million of their outstanding debt, and distributed $51.1 million to the holders of their subordinated notes. The carrying value of the assets held in the Consolidated CLOs, which are the only assets to which the Consolidated CLO debt holders have recourse for repayment, was $8.0 billion and $4.2 billion as of December 31, 2011 and 2010, respectively.

        See Note 12 to our consolidated financial statements for a discussion of our long-term debt (including covenants relating thereto).

AEBT (Non-GAAP)

        AEBT is a non-GAAP financial measurement that management utilizes to analyze, manage and present our performance. This non-GAAP financial measurement was developed by management after the Merger given the shift to focus on our core asset management business. AEBT replaces Core Earnings, a non-GAAP measurement we previously disclosed, as management believes that AEBT is a superior metric to Core Earnings for managing and presenting the performance of our business. We believe AEBT better reflects the nature and substance of the business and the economic results driven by investment advisory fee revenues from the management of client funds, which today are primarily CLOs.

        We are required under GAAP to consolidate certain VIEs, which include certain of the CLOs we manage as further described below. This required consolidation results in a presentation that materially differs from the way management views the business and as a result management developed AEBT, a non-GAAP metric for measuring performance of our core business.

AEBT includes the following:

  1.
  Investment advisory fees net of any fee sharing arrangements;
  2.
  Net investment and interest income as follows:
  a.
  Distributions on CLO subordinated notes (also known as "CLO equity");
  b.
  Interest income on CLO debt investments;
  c.
  Net investment and interest income from balance sheet investments (which included RMBS until the liquidation of that portfolio);
  d.
  Net investment and interest income includes (i) net interest income from warehouses we may establish from time to time to facilitate launching new CLOs or other funds and (ii) gains (losses)

    on assets within any such warehouses, determined and accrued upon formalizing a transaction (not upon settlement);
    e.
    Realized gains (losses) from dispositions of core assets;
  3.
  Routine expenses directly attributable to generating revenues;
  4.
  Corporate interest expense;
  5.
  Depreciation and amortization expenses of operating fixed assets.

AEBT excludes the following:

  1.
  Realized and unrealized gains (losses) on dispositions of legacy non-core assets;
  2.
  Unrealized gains (losses) on core assets;
  3.
  Non-recurring operating expenses, and one-time strategic transaction expenses (such as related to the Merger);
  4.
  Non-cash expenses such as amortization and impairment of intangible assets;
  5.
  Income taxes.

        Detailed reconciliations between GAAP net income (loss) attributable to CIFC Corp. and AEBT are provided below within Reconciliation from GAAP to AEBT.

        AEBT provided herein may not be comparable to similar measures presented by other companies, and is a non-GAAP financial measurement that is not based on a comprehensive set of accounting rules or principles and therefore, may be defined differently by other companies. In addition, AEBT should be considered in addition to, not as a substitute for, or superior to, financial measures determined in accordance with GAAP.

        The following table presents our adjusted components of AEBT for the years ended December 31, 2011 and 2010:

	Year ended December 31,
			Variance 2011 vs. 2010
	2011	2010
	(In thousands)
Revenues
Investment advisory fees	$40,878	$30,121	$10,757
Net investment and interest income:
Investment and interest income	24,377	25,503	(1,126)
Interest expense	1,680	928	752

Net investment and interest income	22,697	24,575	(1,878)

Total net revenues	63,575	54,696	8,879

Expenses
Compensation and benefits	19,719	13,847	5,872
Professional services	5,835	4,925	910
Insurance expense	1,790	2,903	(1,113)
Other general and administrative expenses	3,498	4,169	(671)
Depreciation and amortization	551	881	(330)
Occupancy	1,495	1,668	(173)
Corporate interest expense	5,678	6,688	(1,010)

Total expenses	38,566	35,081	3,485

AEBT(1)	$25,009	$19,615	$5,394

(1)
See Reconciliation from GAAP to AEBT for detailed reconciliations from the GAAP net income (loss) attributable to CIFC Corp. to AEBT.

        The following sections provide a discussion of the variances in the adjusted components of AEBT for the periods presented.

  Net Revenues

  Investment Advisory Fees

        During the years ended December 31, 2011 and 2010, we earned investment advisory fees from our management of CLOs, CDOs, separately managed accounts and other investment products. Investment advisory fees from our management of CLOs and CDOs for the years ended December 31, 2011 and 2010 totaled $40.3 million and $29.5 million, respectively. Other investment advisory fees from our management of separately managed accounts and other investment products, which are excluded from the table below, totaled $0.5 million and $0.6 million for the years ended December 31, 2011 and 2010, respectively. Investment advisory fees from CLOs comprised 90% and 83% of total investment advisory fees we earned in 2011 and 2010, respectively. As of December 31, 2011, we no longer manage any separately managed accounts. The following discussion analyzes changes in our CLO and CDO investment advisory fees.

  CLO and CDO Investment Advisory Fees

        The following table summarizes the investment advisory fee revenues from the CLOs and CDOs we manage:

	Year ended December 31,		Variance
			2011 vs. 2010
	2011	2010
	(In thousands)
Senior Management Fees:
CLOs	$14,366	$8,544	$5,822
ABS CDOs	2,312	2,567	(255)
Corporate Bonds CDOs	916	1,354	(438)

Total Senior Management Fees	17,594	12,465	5,129

Subordinated Management Fees:
CLOs	21,902	9,668	12,234
ABS CDOs	—	27	(27)
Corporate Bonds CDOs	289	447	(158)

Total Subordinated Management Fees	22,191	10,142	12,049

Deferred Subordinated Management Fees:
CLOs	55	6,869	(6,814)
ABS CDOs	—	—	—
Corporate Bonds CDOs	219	60	159

Total Deferred Subordinated Management Fees	274	6,929	(6,655)

Incentive Fees:
CLOs	287	—	287
ABS CDOs	—	—	—
Corporate Bonds CDOs	—	—	—

Total Incentive Fees	287	—	287

Total CLO and CDO Advisory Fees:
CLOs	36,610	25,081	11,529
ABS CDOs	2,312	2,594	(282)
Corporate Bonds CDOs	1,424	1,861	(437)

Total CLO and CDO Advisory Fees	$40,346	$29,536	$10,810

        CLO investment advisory fee revenue increased by $11.5 million for the year ended December 31, 2011 as compared to the prior year. The increase in CLO investment advisory fee revenues is primarily the result of the addition of investment advisory fees from CIFCAM and CypessTree in the period subsequent to the Merger of $12.9 million during the year ended December 31, 2011. Furthermore, CNCIM CLO investment advisory revenue increased by $4.6 million during the year ended December 31, 2011 over the prior year due to the prior year only including investment advisory fees subsequent to the acquisition. These increases were offset by decreases in the receipt of deferred subordinated management fees of $6.8 million for the year ended December 31, 2011, as most of the remaining CLOs we manage, specifically those managed by DCM, repaid their deferred subordinated management fees and resumed current payment of subordinated management fees during 2010.

        During 2009, subordinated management fees for many of the CLOs managed by DCM were deferring based on, among other things, overcollateralization tests and other structural provisions built into the CLOs which diverted cash flows to the prepayment of the debt securities issued by the CLOs. As a result of improvement in market conditions and effective portfolio management, most of the CLOs we manage have returned to compliance with their overcollateralization tests. We have recouped substantially all of our deferred subordinated management fees from the aforementioned CLOs and expect them to pay future subordinated management fees on a current basis.

        ABS CDO revenue decreased by $0.3 million for the year ended December 31, 2011 compared to the prior year, primarily due to declines in senior management fees, resulting from decreases in AUM in our ABS CDOs. We expect our ABS CDO AUM and management fees to continue to decline primarily as a result of (i) continued defaults and downgrades of certain assets held by such CDOs, which in some cases causes the exclusion of those assets from the calculation of AUM, (ii) the diversion of cash flows to repay the debt securities issued by those CDOs based on continued noncompliance with overcollateralization tests and other structural provisions, and (iii) realized losses on assets held by the CDOs.

        Corporate Bond CDO revenue decreased by $0.4 million for the year ended December 31, 2011 compared to the prior year, primarily due to declines in senior management fees. The decline in senior management fees is a result of a decrease in AUM on our Corporate Bond CDOs from paydowns or maturities of the underlying collateral in those CDOs.

  Net investment and interest income

        Net investment and interest income includes the distributions that we receive on our investments in CLOs that we manage (including the DFR MM CLO which has since been sold as previously noted). Net investment and interest income does not include any realized or unrealized gains and losses on our investments in CLOs. Net investment and interest income also includes (i) net interest income from warehouses we may establish from time to time to facilitate launching new CLOs or other funds and (ii) gains (losses) on assets within any such warehouses, determined and accrued upon formalizing a transaction (not upon settlement). Net investment and interest income historically includes the interest earned on our proprietary investments (primarily RMBS), which represents the interest income on those investments less the cost of borrowings.

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

        The following table summarizes our net investment and interest income:

	Year ended December 31,
			Variance 2011 vs. 2010
	2011	2010
	(In thousands)
Investment and interest income:
Investments in CLOs	$17,727	$17,407	$320
RMBS	3,231	7,715	(4,484)
Warehouse assets interest income	5,102	—	5,102
Warehouse assets gains (losses)(1)	(1,788)	—	(1,788)
Other investments	105	381	(276)

Total investment and interest income	24,377	25,503	(1,126)

Interest expense:
Repurchase agreements	347	892	(545)
Hedging activity	—	31	(31)
Warehouse liabilities	1,330	—	1,330
Other	3	5	(2)

Total interest expense	1,680	928	752

Net investment and interest income	$22,697	$24,575	$(1,878)

(1)
Includes $1.4 million of gains (losses) determined and accrued upon formalizing a transaction (not upon settlement) which are not included within GAAP net income (loss) attributable to CIFC Corp.

        Net investment and interest income decreased by $1.9 million for the year ended December 31, 2011 as compared to the prior year. The decrease in net investment and interest income is based on several factors, the most significant of which were 1) the liquidation of our RMBS portfolio in the second quarter of 2011, 2) net investment and interest income underlying the Warehouse TRS which the Warehouse SPV used to accumulate loans to facilitate launching CIFC CLO 2011-I, and 3) timing differences of distributions from our investments in the DFR MM CLO.

  Expenses

        Expenses increased $3.5 million for the year ended December 31, 2011 as compared to the prior year. The increases were primarily the result of increases is compensation and benefits of $5.9 million and professional services of $0.9 million for the year ended December 31, 2011 as compared to the same periods in 2010. The increases in compensation and benefits and professional services during the periods are primarily the result of the Merger. Following completion of the Merger, we began executing a plan to realize the expected economies of scale of the combined company through a reduction of the workforce. In addition, several revenue producing activities that were viewed as non-core to our business were wound down. Rationalization activities are expected to continue at a more modest level through the second quarter of 2012.

        These increases in expenses were partially offset by reductions in insurance expense of $1.1 million and other general and administrative expenses of $0.7 million for the year ended December 31, 2011 as compared the prior year. The decreases in other general and administrative expenses during the year ended December 31, 2011, are primarily attributable to reductions in compensation for our Board as a result of the restructuring of our Board's compensation in conjunction with the Merger. In addition, corporate interest expense declined $1.0 million for the year ended December 31, 2011, as compared to the prior year. This was primarily the result of the June 9, 2010 discharge of the $73.9 million in aggregate principal outstanding of Senior Notes for $55.0 million plus accrued interest. In conjunction with the Senior Notes Discharge we issued $25.0 million in aggregate principal outstanding of our Convertible Notes. While the Convertible Notes are accruing interest expense at a higher effective interest rate than the Senior Notes, the substantially lower outstanding aggregate principal outstanding resulted in a substantial decrease in corporate interest expense.

  Net income (loss) on Consolidated Variable Interest Entities excluded from AEBT

        As noted above, AEBT excludes net realized and unrealized gains (losses) on our investment holdings in VIEs, with the exception of gains (losses) within the Warehouse TRS determined and accrued upon formalizing a transaction (not upon settlement). The table below provides details of the net realized and unrealized gains (losses) on our investments in the Consolidated CLOs and the GAAP net income (loss) of the DFR MM CLO, Warehouse SPV and DPLC which are included within net income attributable to CIFC Corp., but excluded from AEBT.

	Year ended December 31,
	2011	2010
	(In thousands)
Net realized and unrealized gains (losses) on investments in Consolidated CLOs	$(2,529)	$4,754
Consolidated net income (loss) of the DFR MM CLO(1)	(14,747)	16,788
Consolidated net income (loss) of the Warehouse SPV(2)	870	—
Consolidated net income (loss) of DPLC attributable to CIFC Corp.	—	(49)

Total net income (loss) on Variable Interest Entities excluded from Adjusted Earnings Before Taxes	(16,406)	21,542

(1)
AEBT excludes the GAAP net income (loss) for the DFR MM CLO and includes distributions received on our investments in DFR MM CLO.

(2)
AEBT excludes the GAAP net income of the Warehouse SPV which requires accounting for the Warehouse TRS as a derivative. The GAAP net income of the Warehouse SPV of $0.9 million is comprised of $5.1 million of interest income, $1.3 million of interest expense, $2.5 million of unrealized losses and $0.4 million of realized losses underlying the Warehouse TRS. AEBT includes net interest income from the Warehouse TRS and gains (losses) on assets within the Warehouse TRS (including $1.4 million determined and accrued upon formalizing a transaction (not upon settlement) which are not included within GAAP net income).

Reconciliation from GAAP to AEBT

        To derive AEBT, we start with our GAAP statement of operations, deconsolidate the Consolidated CLOs and then eliminate and adjust certain other items. The deconsolidated GAAP results represent the components of Net income (loss) attributable to CIFC Corp.

        The table below provides a reconciliation between the GAAP net income (loss) attributable to CIFC Corp. and AEBT, a non-GAAP measurement used by management, for the year ended December 31, 2011:

	Year ended December 31, 2011
	Consolidated GAAP	Consolidation Adjustments(1)	Deconsolidated GAAP	Reconciling and Non-Recurring Items		Adjusted Totals To Compute AEBT
	(In thousands)
Revenues
Investment advisory fees	$11,455	$35,942	$47,397	$(6,519	)(2)	$40,878
Net investment and interest income:
Investment and interest income	3,332	3,455	6,787	17,590	(3)	24,377
Interest expense	350	—	350	1,330	(4)	1,680

Net investment and interest income	2,982	3,455	6,437	16,260		22,697

Total net revenues	14,437	39,397	53,834	9,741		63,575

Expenses
Compensation and benefits	19,993	—	19,993	(274	)(5)	19,719
Professional services	9,111	—	9,111	(3,276	)(6)	5,835
Insurance expense	1,790	—	1,790	—		1,790
Other general and administrative expenses	3,498	—	3,498	—		3,498
Depreciation and amortization	16,423	—	16,423	(15,872	)(7)	551
Occupancy	1,495	—	1,495	—		1,495
Corporate interest expense	—	—	—	5,678	(8)	5,678
Impairment of intangible assets	1,822	—	1,822	(1,822	)(9)	—
Restructuring charges	3,686	—	3,686	(3,686	)(10)	—

Total expenses	57,818	—	57,818	(19,252)		38,566

Other Income (Expense) and Gain (Loss)
Net gain (loss) on investments, loans, derivatives and liabilities	1,910	(2,529)	(619)	619	(11)	—
Corporate interest expense	(5,678)	—	(5,678)	5,678	(8)	—
Strategic transactions expenses	(1,459)	—	(1,459)	1,459	(12)	—
Other, net	5	—	5	(5	)(11)	—

Net other income (expense) and gain (loss)	(5,222)	(2,529)	(7,751)	7,751		—

Operating income (loss)	(48,603)	36,868	(11,735)	36,744		25,009
Net results of Consolidated Variable Interest Entities	(288,171)	274,294	(13,877)	13,877	(13)	—

Loss before income tax expense (benefit)	(336,774)	311,162	(25,612)	50,621		25,009
Income tax expense (benefit)	6,980	—	6,980	(6,980	)(14)	—

Net loss	(343,754)	311,162	(32,592)	57,601		25,009
Net loss attributable to noncontrolling interest and Consolidated Variable Interest Entities	311,162	(311,162)	—	—		—

Net income (loss) attributable to CIFC Corp.	$(32,592)	$—	$(32,592)	$57,601		$25,009	(A)

        The table below provides a reconciliation between the GAAP net income (loss) attributable to CIFC Corp. and AEBT, a non-GAAP measurement used by management, for the year ended December 31, 2010:

	Year ended December 31, 2010
	Consolidated GAAP	Consolidation Adjustments(1)	Deconsolidated GAAP	Reconciling and Non-Recurring Items		Adjusted Totals To Compute AEBT
	(In thousands)
Revenues
Investment advisory fees	$12,002	$18,119	$30,121	$—		$30,121
Net investment and interest income:
Investment and interest income	8,093	1,795	9,888	15,615	(3)	25,503
Interest expense	928	—	928	—		928

Net investment and interest income	7,165	1,795	8,960	15,615		24,575

Total net revenues	19,167	19,914	39,081	15,615		54,696

Expenses
Compensation and benefits	14,918	—	14,918	(1,071	)(13)	13,847
Professional services	4,925	—	4,925	—		4,925
Insurance expense	2,903	—	2,903	—		2,903
Other general and administrative expenses	4,697	—	4,697	(528	)(15)	4,169
Depreciation and amortization	12,618	—	12,618	(11,737	)(6)	881
Occupancy	1,668	—	1,668	—		1,668
Corporate interest expense	—	—	—	6,688	(7)	6,688
Impairment of intangible assets	2,566	—	2,566	(2,566	)(8)	—

Total expenses	44,295	—	44,295	(9,214)		35,081

Other Income (Expense) and Gain (Loss)
Net gain (loss) on investments, loans, derivatives and liabilities	(1,047)	4,754	3,707	(3,707	)(10)	—
Corporate interest expense	(6,688)	—	(6,688)	6,688	(7)
Strategic transactions expenses	(5,565)	—	(5,565)	5,565	(14)	—
Net gain on the discharge of the Senior Notes	17,418	—	17,418	(17,418	)(16)	—
Other, net	(1,046)	—	(1,046)	1,046	(10)	—

Net other income (expense) and gain (loss)	3,072	4,754	7,826	(7,826)		—

Operating income (loss)	(22,056)	24,668	2,612	17,003		19,615
Net results of Consolidated Variable Interest Entities	(58,804)	75,543	16,739	(16,739	)(11)	—

Loss before income tax expense (benefit)	(80,860)	100,211	19,351	264		19,615
Income tax expense (benefit)	(66,570)	—	(66,570)	66,570	(12)	—

Net loss	(14,290)	100,211	85,921	(66,306)		19,615
Net loss attributable to noncontrolling interest and Consolidated Variable Interest Entities	100,211	(100,211)	—	—		—

Net income (loss) attributable to CIFC Corp.	$85,921	$—	$85,921	$(66,306)		$19,615	(A)

(A)
Represents AEBT.
(1)
Adjustments to eliminate the impact of the Consolidated CLOs.

(2)
Adjustments to reflect AEBT net of fee sharing arrangements related to the Merger for the CIFC CLOs and acquired advisory fee sharing arrangements related to the Cypress Tree CLOs.
(3)
The establishment of interest income for distributions received on our investments in DFR MM CLO and interest income and realized gains (losses) underlying the Warehouse TRS. During the periods presented, we owned 100% of the subordinated notes of DFR MM CLO and were required to consolidate DFR MM CLO. As management views the economic impact of our investments in DFR MM CLO as the distributions received on those investments, the calculation of AEBT eliminates the GAAP net income (loss) on DFR MM CLO (included within Net Results of Consolidated Variable Interest Entities) and includes the distributions received on our investments in DFR MM CLO. As management views the economic impact of the Warehouse TRS to be similar to a traditional warehouse borrowing arrangement, the calculation of AEBT eliminates the GAAP net income (loss) on the Warehouse TRS (included within Net Results of Consolidated Variable Interest Entities) and includes the net interest income and gains (losses) underlying the Warehouse TRS. This includes $1.4 million determined and accrued upon formalizing a transaction (not upon settlement).
(4)
Adjustment establishes interest expense underlying the Warehouse TRS.
(5)
Elimination of certain incentive compensation related to certain net gains (losses) on investments which are not included as a component of AEBT.
(6)
Elimination of certain professional fees related to the launch of CIFC CLO 2011-I and the sale of our investments in DFR MM CLO. While the launch of new CLOs is expected to be part of our ongoing core asset management activities, we do not expect similar professional fees associated with the issuance of additional new CLOs. In addition, eliminates the benefit of the insurance settlement received related to the reimbursement of legal fees associated with our settlement with the SEC.
(7)
Elimination of intangible asset amortization. The adjustment for the years ended December 31, 2010 also includes $5.5 million of non-recurring accelerated depreciation and amortization expense related to certain leasehold improvements and equipment we abandoned in connection with our relocation to a new office space on April 30, 2010.
(8)
Reclassification of corporate interest expense from other income (expense) and gain (loss) to expenses.
(9)
Elimination of impairment charges on intangible assets.
(10)
Elimination of restructuring charges.
(11)
Elimination of net gains (losses) on our proprietary investments and items (primarily non-recurring in nature) which are included within Other, net.
(12)
Elimination of strategic transactions expenses.
(13)
Elimination of the GAAP net income (loss) related to the DFR MM CLO, the Warehouse TRS and DPLC.
(14)
Elimination of income tax expense (benefit).
(15)
Elimination of the non-recurring expense related to the warrants issued in conjunction with the restructuring of DPLC.
(16)
Elimination of the non-recurring gain on the discharge of the Senior Notes.

Recent Developments

        On January 19, 2012, the Warehouse SPV settled its obligations under the Warehouse TRS and acquired the loans which were reference obligations under the Warehouse TRS from the warehouse provider in connection with launching CIFC CLO 2011-I. We received proceeds of $47.4 million upon the settlement of the Warehouse TRS, of which we invested $17.4 million in the subordinated notes of CIFC CLO 2011-I and paid $3.6 million in expenses related to the launch of CIFC CLO 2011-I. These expenses were included within professional fees in our consolidated statements of operations for the year ended December 31, 2011 because they were estimable and probable as of December 31, 2011. We deconsolidated the Warehouse SPV and began consolidating CIFC CLO 2011-I as a Consolidated CLO as of January 19, 2012.

        On January 27, 2012, we completed the sale of our rights to manage Gillespie, a European CLO which had been managed by DCM. The sale price was comprised of a $7.1 million payment on the closing date and deferred payments of up to approximately $1.1 million. As of December 31, 2011, we had an intangible asset associated with the Gillespie management agreement of $0.7 million.

        On February 7, 2012, we completed the sale of our investments in DFR MM CLO and DCM assigned and transferred to the purchaser all of our right, title and interest in the management agreement between DFR MM CLO and DCM for an aggregate sales price of $36.5 million. We incurred expenses of $0.8 million associated with the sale which were included within professional fees within the consolidated statements of operations for the year ended December 31, 2011 because they were estimable and probable as of December 31, 2011. We deconsolidated DFR MM CLO as of the date of the sale.

        On March 16, 2012, we entered into a Lease Termination Agreement (the "Agreement") with GLL US Office, LP (the "Landlord") related to our lease of the 12th floor of 6250 North River Road, Rosemont, Illinois 60018 (the "Premises"). The effect of the Agreement is to terminate, as of March 31, 2012 upon satisfaction of the conditions set forth in the Agreement, the lease dated July 11, 2005, as amended on October 29, 2009, between the Landlord and CIFC Corp (the "Rosemont Lease"). In order for the incoming tenant to assume a lease on off-market terms and to cover certain other expenses related to the termination of the Rosemont Lease, we paid to the Landlord, the incoming tenant and our broker aggregate fees equal to approximately $2.6 million, net of our $0.5 million security deposit that will be returned by the Landlord. The execution of the Agreement was in furtherance of our efforts following the Merger to consolidate operations at our corporate headquarters in New York, New York.

        On March 29, 2012 we announced that the Board authorized a new share repurchase program of up to $10 million of our common stock. Under the program, the repurchases may be made in open-market or private transactions and may be made pursuant to SEC Rule 10b5-1 trading plans. Shares may be repurchased from time to time and in such amounts as market conditions warrant, subject to price ranges set by management and regulatory considerations.

Critical Accounting Policies and Estimates

        Our significant accounting policies are disclosed in Note 2 to our consolidated financial statements. Our most critical accounting policies involve judgments and estimates that could affect our reported assets and liabilities, as well as our reported revenues and expenses. These accounting policies and estimates are discussed below. We believe that all of the judgments and estimates inherent in our financial statements were reasonable as of the date thereof, based upon information available to us at the time. We rely on management's experience and analysis of historical and current market data in order to arrive at what we believe to be reasonable estimates. Under varying conditions, we could report materially different amounts arising under these critical accounting policies.

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

  The types of assets included in Level 1 are generally equity securities or derivatives listed on an exchange with active markets. We held no Level 1 securities as of December 31, 2011 or 2010.

  Level 2—inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, quoted prices for identical assets and liabilities in inactive markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

  Our assets and liabilities generally included in this category are loans classified as either investments at fair value or loans held for sale where asset valuations are provided by independent pricing services, corporate bonds (prior to our valuation methodology change effective December 31, 2011), our investments in RMBS that were backed by mortgage loans and guaranteed as to principal and interest by either federally chartered entities or the U.S. government ("Agency RMBS"), long-term debt of our Consolidated CLOs (prior to our valuation methodology change effective September 30, 2011), interest rate derivatives and our total return swap.

  Level 3—inputs to the valuation methodology include significant unobservable inputs to the fair value measurement. This includes situations where there is little, if any, market activity for the asset or liability.

  Our assets and liabilities generally included in this category are corporate bonds, loans classified as either investments at fair value or loans held for sale where asset valuations are not provided by independent pricing services, warrants, long-term debt of our Consolidated CLOs (including the subordinated notes) and the Embedded Derivative.

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

        Under ASC Topic 825—Financial Instruments ("ASC Topic 825") we have elected the fair value option for RMBS, corporate bonds, derivatives, debt and subordinated notes of CLOs, and all assets and liabilities in our Consolidated CLOs. We have not elected the fair value option for loans held in DFR MM CLO or the debt of DFR MM CLO. The amendments to ASC Topic 810 indicate that assets and liabilities of consolidated VIEs should be recorded at their carrying value as of the date that we became the primary beneficiary of the VIEs, provided such application is practicable. We determined it was not practicable to initially record the Consolidated CLOs at their carrying value as they have not previously been required to satisfy GAAP or other reporting requirements. In connection with the adoption of the amendments to ASC Topic 810, we elected and applied the fair value option to measure, on an entity-by-entity basis, to all of the eligible assets and liabilities of the Consolidated CLOs at fair value subsequent to the date of initial adoption of the amendments to ASC Topic 810. We also determined measuring the debt and subordinated notes issued by the Consolidated CLOs at fair value better correlates with the fair value of assets held by the Consolidated CLOs, which are held to provide the cash flows for the note obligations of the Consolidated CLOs.

        Variable Interest Entities—ASC Topic 810 requires the consolidation of the assets, liabilities and results of operations of a VIE into the financial statements of the enterprise that is the VIE's primary beneficiary, through its controlling financial interest in the VIE. ASC Topic 810 also provides a framework for determining whether an entity should be considered a VIE and accordingly evaluated for consolidation. Pursuant to this framework, we consider all relevant facts to determine whether an entity is a VIE and, if so, whether our relationship with the entity (whether contractual, through direct investments in the entity, or otherwise) results in a variable interest. If we determine that we do have a variable interest in the entity, we perform an analysis to determine whether we are deemed to be the primary beneficiary.

        For CLOs and CDOs, if we are deemed to (i) have the power to direct the activities of the CLO or CDO that most significantly impact the economic performance and (ii) either the obligation to absorb losses or the right to receive benefits that could be significant to the CLO or CDO, then we are deemed to be the primary beneficiary of the CLO or CDO and are required to consolidate the CLO or CDO. Generally, our contractual relationship as collateral manager of the CLOs and CDOs described herein satisfies criteria (i) of the prior sentence and our ownership interests in and/or ability to earn certain incentive or other management fees in certain of our CLOs and CDOs can (but does not always) satisfy criteria (ii). Beginning January 1, 2010, we consolidated CLOs (including one CDO) where we were deemed to be the primary beneficiary. See Note 4 to our consolidated financial statements for additional discussion of our Consolidated CLOs.

        Goodwill and Other Intangible Assets—Goodwill represents the excess cost of a business acquisition over the fair value of the net assets acquired. Goodwill has been recognized as a result of the acquisitions of CNCIM and the Merger with Legacy CIFC. In accordance with ASC Topic 350—Intangibles—Goodwill and Other, goodwill is not amortized. We periodically, at least on an annual basis in the fourth quarter of each year, review goodwill, considering factors such as our projected cash flows and revenues and earnings multiples of comparable companies, to determine whether the carrying value of the goodwill is impaired. If the goodwill is deemed to be impaired, the difference between the carrying amount reflected in the financial statements and the estimated fair value is recognized as an expense in the period in which the impairment occurs. We have one overall reporting unit for which goodwill is tested for impairment.

        In evaluating the recoverability of goodwill, we derive the fair value of our overall reporting unit utilizing both the income and market approaches. We placed more weight on the income approach as we believe this method provides the best approximation of fair value. Under the income approach we make various assumptions regarding estimated future cash flows and other factors in determining the fair value of the reporting unit. Under the market approach, we determined the fair value of the reporting unit based on multiples of EBITDA of comparable publicly-traded companies and guideline acquisitions.

        As of December 31, 2011, our goodwill and other intangible assets aggregated $123.5 million. For purposes of reviewing impairment and recoverability of goodwill and other intangible assets, our overall operating segment constitutes a reporting unit. We must make various assumptions regarding estimated future cash flows and other factors in determining the fair value of the reporting unit. Key assumptions used in the income approach include, but are not limited to, the discount rate, revenue growth rates over the next five years, and the terminal growth rate. If these estimates or their related assumptions change in the future, or if we change our reporting structure, we may be required to record impairment charges. If we are not successful in achieving our expected cash flow levels, or if global economic conditions deteriorate from current levels, or if other events or changes in circumstances occur that indicate that the carrying amount of our assets may not be recoverable, a portion or all of the $67.9 million of goodwill may become impaired in future periods.

        On December 31, 2011 we performed our annual impairment review for 2011 and determined that none of the goodwill recorded on the consolidated balance sheet was impaired. The underlying assumptions and estimates used in the impairment test are made as of a point in time. Subsequent changes in these assumptions and estimates could change the result of the impairment test. Based on the review performed as of December 31, 2011, we concluded that our sole reporting unit had an estimated fair value in excess of carrying value of at least 13%, which assumed a 0% terminal growth rate. If our reporting unit expected revenue growth over the next five years falls below our current expected growth rate in excess of 5% or if the discount rate we used in the impairment test were to increase in excess of 300 basis points, a portion or all of the $67.9 million of goodwill may be impaired in future periods.

        Intangible assets are comprised of finite-lived assets acquired in a business combination. The largest component of our intangible assets are those associated with the CLO investment management contracts. The intangible assets associated with CLO investment management contracts are amortized over their useful lives, either on a straight line basis (intangible assets associated with the acquisition of Deerfield) or based on a ratio of expected discounted cash flows from the contracts (intangible assets associated with the acquisition of CNCIM and the Merger with Legacy CIFC). We consider our own assumptions in the underlying investment advisory fee projections which include the structure of the CLOs and estimates related to loan default rates, recoveries and discount rates. A change in those projections could have a significant impact on our amortization expense.

        Finite-lived intangible assets are tested for impairment if events or changes in circumstances indicate that the asset might be impaired. An impairment charge is recorded if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its fair value. Impairment testing for the intangible assets associated with our CLO investment management contracts includes a comparison of the estimated remaining undiscounted cash flows related to those CLO management contracts to the carrying value of the intangible asset. If the carrying value of the intangible asset is less than the estimated remaining undiscounted cash flows, no further testing is performed and the intangible asset is not deemed impaired. If the carrying value of the intangible asset is greater than the estimated remaining undiscounted cash flows, then further analysis is performed to determine if the asset is impaired, including an analysis of the estimated remaining discounted cash flows.

        During the second quarter of 2011, we determined we would no longer utilize the "Deerfield Capital Management" trade name to launch new investment products. As a result, we recorded a $1.1 million impairment charge related to the "Deerfield Capital Management" trade name. In addition, during the year ended December 31, 2011, we recorded $0.7 million in impairment charges on certain ABS CDOs we manage, primarily as a result of declines in AUM of these CDOs resulting in decreased expected future investment advisory fee revenues. We do not believe these impairments represent an indication of goodwill impairment as our core CLO asset management operations have not been impacted by the factors which caused the impairment of the trade name or the intangible assets associated with the ABS CDOs.

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

        Our provision for income taxes represents our total estimate of the liability that we have incurred for doing business each year. Annually, we file tax returns that represent our filing positions within each jurisdiction and settle our return liabilities. Each jurisdiction has the right to audit those returns and may take different positions with respect to income and expense allocations and taxable income determinations. Because determinations of our annual provisions are subject to judgments and estimates, it is possible that actual results will vary from those recognized in our financial statements. As a result, it is likely that additions to, or reductions of, income tax expense will occur each year for prior reporting periods as actual tax returns and tax audits are settled.

        Net deferred tax assets have been recognized based on management's belief that taxable income of the appropriate character, more likely than not, will be sufficient to realize the benefits of these assets over time. In the event that actual results differ from our expectations, we may be required to record additional valuation allowances on our deferred tax assets, which may have a significant effect on our financial condition and results of operations.

Recent Accounting Updates

        See Note 2 to our consolidated financial statements for our discussion of recent accounting updates.

Off-Balance Sheet Arrangements

        Other than our exposures under the Warehouse TRS, as of December 31, 2011, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose or VIEs, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of December 31, 2011, we did not guarantee any obligations of unconsolidated entities, enter into any commitments or express intent to provide additional funding to any such entities.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        As a smaller reporting company, we are not required to provide the information required by Item 7A.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CIFC CORP.
INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
CIFC Corp.
New York, NY

        We have audited the accompanying consolidated balance sheets of CIFC Corp. and subsidiaries (the "Company") as of December 31, 2011 and 2010, and the related consolidated statements of operations, equity (deficit), and cash flows for each of the two years in the period ended December 31, 2011. We also have audited the Company's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

        As described in Management's Annual Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at CIFC Asset Management, LLC and CypressTree Asset Management, LLC (including its consolidated variable interest entities), which were acquired in conjunction with the acquisition of Commercial Industrial Finance Corp. on April 13, 2011 and whose financial statements constitute 18% of total assets and 26% of net income (loss) attributable to CIFC Corp. of the consolidated financial statement amounts as of and for the year ended December 31, 2011. Accordingly, our audit did not include the internal control over financial reporting at CIFC Asset Management, LLC and CypressTree Asset Management, LLC (including its consolidated variable interest entities).

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CIFC Corp. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

New York, New York
March 30, 2012

CIFC CORP. AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2011	December 31, 2010
	(In thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$35,973	$50,106
Due from brokers	—	5,228
Restricted cash and cash equivalents	2,229	500
Investments and derivative assets at fair value, including zero and $258,597 pledged	—	266,063
Other investments	570	637
Loans, net of allowance for loan losses of zero and $350	—	62
Receivables	2,197	7,790
Prepaid and other assets	4,678	7,094
Deferred tax asset, net	57,756	68,843
Equipment and improvements, net	1,697	1,921
Intangible assets, net	55,574	23,369
Goodwill	67,924	11,323
Assets of Consolidated Variable Interest Entities:
Due from brokers	19,114	38,099
Restricted cash and cash equivalents	512,495	330,195
Investments and derivative assets at fair value	7,554,053	3,821,682
Loans, net of allowance for loan losses of zero and $9,326	99,595	237,628
Receivables	26,858	19,616
Prepaid and other assets	1,879	2,666

Total assets of Consolidated Variable Interest Entities	8,213,994	4,449,886

TOTAL ASSETS	$8,442,592	$4,892,822

LIABILITIES
Repurchase agreements	$—	$246,921
Due to brokers	—	11,544
Derivative liabilities	—	11,155
Accrued and other liabilities	15,840	12,450
Deferred purchase payments	8,221	4,654
Contingent liabilities at fair value	39,279	—
Long-term debt	137,455	136,805
Liabilities of Consolidated Variable Interest Entities:
Due to brokers	147,367	166,202
Derivative liabilities	6,252	2,728
Accrued and other liabilities	50	430
Interest payable	11,975	5,371
Long-term debt	93,269	205,673
Long-term debt at fair value	7,559,568	3,663,337

Total liabilities of Consolidated Variable Interest Entities	7,818,481	4,043,741

TOTAL LIABILITIES	8,019,276	4,467,270

EQUITY
Preferred stock, par value $0.001:
100,000,000 shares authorized; 14,999,992 shares issued and zero outstanding	—	—
Common stock, par value $0.001:
500,000,000 shares authorized; 20,255,430 and 11,000,812 shares issued and outstanding	20	11
Additional paid-in capital	943,440	886,890
Accumulated other comprehensive income (loss)	(6)	(12)
Accumulated deficit	(823,826)	(791,234)

TOTAL CIFC CORP. STOCKHOLDERS' EQUITY	119,628	95,655

Appropriated retained earnings of Consolidated Variable Interest Entities	303,688	329,897

TOTAL EQUITY	423,316	425,552

TOTAL LIABILITIES AND EQUITY	$8,442,592	$4,892,822

See notes to consolidated financial statements.

CIFC CORP. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2011	2010
	(In thousands, except share and per share amounts)
Revenues
Investment advisory fees	$11,455	$12,002
Net investment and interest income:
Investment and interest income	3,332	8,093
Interest expense	350	928

Net investment and interest income	2,982	7,165

Total net revenues	14,437	19,167

Expenses
Compensation and benefits	19,993	14,918
Professional services	9,111	4,925
Insurance expense	1,790	2,903
Other general and administrative expenses	3,498	4,697
Depreciation and amortization	16,423	12,618
Occupancy	1,495	1,668
Impairment of intangible assets	1,822	2,566
Restructuring charges	3,686	—

Total expenses	57,818	44,295

Other Income (Expense) and Gain (Loss)
Net gain (loss) on investments, loans, derivatives and liabilities	1,910	(1,047)
Corporate interest expense	(5,678)	(6,688)
Strategic transactions expenses	(1,459)	(5,565)
Net gain on the discharge of the Senior Notes	—	17,418
Other, net	5	(1,046)

Net other income (expense) and gain (loss)	(5,222)	3,072

Operating income (loss)	(48,603)	(22,056)
Results of Consolidated Variable Interest Entities
Net gain (loss) from activities of Consolidated Variable Interest Entities	(281,459)	(54,960)
Expenses of Consolidated Variable Interest Entities	(6,712)	(3,844)

Net results of Consolidated Variable Interest Entities	(288,171)	(58,804)
Loss before income tax expense (benefit)	(336,774)	(80,860)
Income tax expense (benefit)	6,980	(66,570)

Net loss	(343,754)	(14,290)
Net loss attributable to noncontrolling interest and Consolidated Variable Interest Entities	311,162	100,211

Net income (loss) attributable to CIFC Corp.	$(32,592)	$85,921

Earnings (loss) per share—
Basic	$(1.82)	$9.16
Diluted	$(1.82)	$7.81
Weighted-average number of shares outstanding—
Basic	17,892,184	9,378,964
Diluted	17,892,184	11,762,550

See notes to consolidated financial statements.

CIFC CORP. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

	CIFC Corp. Stockholders
	Common Stock					Appropriated retained earnings of Consolidated Variable Interest Entities
				Accumulated Other Comprehensive Income (Loss)
	Shares	Par Value	Additional Paid-in Capital		Accumulated Deficit		Total
	(In thousands)
Balance—January 1, 2011	11,000	$11	$886,890	$(12)	$(791,234)	$329,897	$425,552
Net income (loss)					(32,592)	(311,162)	(343,754)
Adjustment for the application of the amendments to ASC Topic 810 for Consolidated Variable Interest Entities acquired during the period						284,953	284,953
Issuance of common stock, net of issuance costs	9,091	9	53,943				53,952
Reclassification of previously bifurcated embedded derivative			2,125				2,125
Foreign currency translation				6			6
Share-based compensation	164		367				367
Other			115				115

Balance—December 31, 2011	20,255	$20	$943,440	$(6)	$(823,826)	$303,688	$423,316

	CIFC Corp. Stockholders
	Common Stock					Appropriated retained earnings of Consolidated Variable Interest Entities
				Accumulated Other Comprehensive Loss			Noncontrolling Interest in Consolidated Entity
	Shares	Par Value	Additional Paid-in Capital		Accumulated Deficit			Total
	(In thousands)
Balance—January 1, 2010	6,455	$6	$866,557	$(87)	$(877,155)	$—	$17,539	$6,860
Cumulative effect adjustment from the adoption of the amendments to ASC Topic 810						244,865		244,865
Net income (loss)					85,921	(100,975)	764	(14,290)
Adjustment for the application of the amendments to ASC Topic 810 for Consolidated Variable Interest Entities acquired during the period						186,007		186,007
Distributions to DPLC noncontrolling interest							(18,303)	(18,303)
Issuance of common stock, net of issuance costs	4,545	5	19,395					19,400
Previously designated derivatives—amortization of net loss				31				31
Foreign currency translation				44				44
Issuance of stock warrants			529					529
Share-based compensation			409					409

Balance—December 31, 2010	11,000	$11	$886,890	$(12)	$(791,234)	$329,897	$—	$425,552

See notes to consolidated financial statements.

CIFC CORP. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2011	2010
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(343,754)	$(14,290)
Adjustments to reconcile net loss to net cash provided by operating activities:
Net premium and discount amortization on investments, loans and debt issuance costs	2,889	6,812
Share-based compensation	900	409
Issuance of stock warrants	—	529
Net gain on investments at fair value	(2,209)	(1,410)
Net covers of securities sold, not yet purchased	—	14
Net (gain) loss on liabilties at fair value	7,469	(14)
Net other (gains) losses	80	(36)
Net (gains) losses on loans	38	(1,801)
Net gain on the discharge of the Senior Notes	—	(17,418)
Net changes in undesignated derivatives	(7,208)	3,871
Amortization of net loss on previously designated derivatives	—	31
Depreciation and amortization	16,423	12,618
Impairment of intangible assets	1,822	2,566
Lease expense greater (less) than payments	6	(354)
Deferred income tax expense (benefit)	3,378	(68,843)
Consolidated Variable Interest Entity Related:
Net premium and discount amortization on investments, loans and debt issuance costs	(2,832)	(3,938)
Net (gain) loss on investments at fair value	156,749	(170,633)
Net loss on liabilities at fair value	347,771	351,544
Net (gains) losses on loans	10,119	(6,650)
Net other losses	18	—
Provision for loan losses	15,413	8,190
Net changes in undesignated derivatives	(272)	(7,338)
Changes in operating assets and liabilities:
Due from brokers	5,228	4,725
Net sales (purchases) of investments at fair value	263,420	(133,770)
Receivables	6,453	(2,145)
Prepaid and other assets	2,588	(2,135)
Due to brokers	(11,544)	11,544
Accrued and other liabilities	(693)	1,827
Consolidated Variable Interest Entity Related:
Due from brokers	29,541	(15,688)
Net sales of investments at fair value	96,846	197,373
Receivables	(63)	(4,738)
Prepaid and other assets	—	6
Due to brokers	(137,953)	104,692
Accrued and other liabilities	375	1,092

Net cash provided by operating activities	460,998	256,642

CIFC CORP. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Year ended December 31,
	2011	2010
	(In thousands)
CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted cash and cash equivalents	(1,606)	2,382
Proceeds from the sale of investments at fair value previously classified as available-for-sale	2,601	145,432
Principal receipts on investments at fair value previously classified as available-for-sale	315	23,793
Proceeds from sale of loans held for investment	—	2,088
Principal receipts on loans held for sale previously classified as held for investment	11	23
Proceeds from sale of loans held for sale previously classified as held for investment	—	2,186
Proceeds from sale of other investments	—	2
Net cash (paid) acquired from the Merger and the Acquisition	(4,306)	2,470
Purchases of equipment and improvements	(93)	(1,673)
Net sale of intangible assets	—	150
Consolidated Variable Interest Entity Related:
Change in restricted cash and cash equivalents	80,465	(142,645)
Origination and purchase of loans held for investment	—	(121,862)
Principal receipts on loans held for investment	72,051	92,829
Proceeds from sale of loans held for investment	6,303	53,139
Principal receipts on loans held for sale previously classified as held for investment	31,412	—
Proceeds from sale of loans held for sale previously classified as held for investment	4,106	4,688

Net cash provided by investing activities	191,259	63,002

CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments under repurchase agreements	(246,921)	(44,542)
Proceeds from issuance of long-term debt	—	25,000
Payments made on long-term debt	—	(66,624)
Payment of stock and debt issuance costs	(1,925)	(1,295)
Payments on contingent liabilities	(7,227)	—
Consolidated Variable Interest Entity Related:
Proceeds from issuance of long-term debt	123,700	—
Payments made on long-term debt	(534,031)	(214,858)
Net distributions of noncontrolling interest	—	(15,970)

Net cash used in financing activities	(666,404)	(318,289)

Foreign currency translation	14	40

Net increase (decrease) in cash and cash equivalents	(14,133)	1,395
Cash and cash equivalents at beginning of period	50,106	48,711

Cash and cash equivalents at end of period	$35,973	$50,106

SUPPLEMENTAL DISCLOSURE:
Cash paid for interest	$4,260	$8,277
Cash paid for income taxes	2,476	3,794
Consolidated Variable Interest Entity Related:
Cash paid for interest	59,920	28,526
Deconsolidation of DPLC:
Disposition of assets	—	2,347
Reduction of liabilities	—	14

See notes to consolidated financial statements.

CIFC CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     ORGANIZATION

        CIFC Corp. (formerly known as CIFC Deerfield Corp. and previously as Deerfield Capital Corp.) ("CIFC" and, together with its subsidiaries, "us," "we" or "our") is a Delaware corporation that specializes in managing investment products which have corporate credit obligations, primarily senior secured corporate loans ("SSCLs"), as the primary underlying investments. We earn investment advisory fees from managing investment products, principally collateralized loan obligations ("CLOs") and also collateralized debt obligations ("CDOs"), which primarily invest in asset-backed securities ("ABS"). We also manage our own fixed income investments. These fixed income investments currently include SSCLs and other corporate debt and formerly included residential mortgage-backed securities ("RMBS"). On April 13, 2011, we completed a merger (the "Merger") with Commercial Industrial Finance Corp. ("Legacy CIFC"). See Note 3 for a detailed description of the Merger.

  Business Overview

        We have historically reported our business in three segments, Investment Management, Principal Investing and Consolidated Investment Products. As a result of the Merger and a shift to focus on our core asset management operations, management re-evaluated how it views the business. We now view the business and our results of operations on an overall consolidated basis. This is a result, in part, of the Merger and associated changes in our strategy to focus on the core asset management business. These factors resulted in changes to our internal management and reporting structure such that our historical Principal Investing and Consolidated Investment Products segments no longer meet the requirements of reportable segments on a stand-alone basis. As a result, in the third quarter of 2011, we determined that we have only one reportable operating segment.

        We establish and manage investment products for various types of investors, including pension funds, hedge funds and other asset management firms, banks, insurance companies and other types of institutional investors located primarily in the U.S., Europe, North Asia and Australia. Our existing investment products are primarily CLOs and also include CDOs and other investment vehicles. For a detailed description of CLOs see Collateralized Loan Obligations in Note 4. The investment advisory fees paid to us by these investment products are our primary source of revenue and are generally paid on a quarterly basis and are ongoing as long as we manage the products. Investment advisory fees typically consist of management fees based on the amount of assets held in the investment product and, in certain cases, incentive fees based on the returns generated for certain investors. These activities had historically been included within our Investment Management segment.

        We also manage our own fixed income investments, which include SSCLs and other corporate debt, which, was primarily accomplished through our investments in the DFR Middle Market CLO, Ltd. ("DFR MM CLO") prior to their sale. We had historically consolidated the DFR MM CLO because we owned all of its subordinated notes. On February 7, 2012 we completed the sale of our investments in and our rights to manage the DFR MM CLO and deconsolidated this entity. See Note 19 for additional information. Historically, our fixed income investments also included significant investments in RMBS until we made the decision to liquidate this portfolio during the second quarter of 2011. Income from our fixed income investments are influenced by four factors: (i) the difference between the interest income we earn on our investment portfolio and the cost of our borrowings net of hedges, if any, (ii) the net recognized gains and losses, if any, on our investment portfolio, (iii) provision for loan losses, if any, and (iv) the volume or aggregate amount of such investments. The majority of these activities had historically been included within our Principal Investing segment.

        We are required to consolidate into our financial statements certain variable interest entities ("VIEs"), which include certain of the CLOs, CDOs and other entities we manage in accordance with consolidation guidance in the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 810—Consolidation ("ASC Topic 810"), as amended by Accounting Standards Update ("ASU") 2009-17 ("ASU 2009-17") because they are VIEs with respect to which we are deemed to be the primary beneficiary. See Variable Interest Entities in Note 2 for additional information. The activities of the majority of these consolidated VIEs had historically been included within our Consolidated Investment Products segment.

CIFC CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.     ACCOUNTING POLICIES AND RECENT ACCOUNTING UPDATES

        Basis of Presentation—We have prepared the accompanying consolidated financial statements in accordance with accounting principles generally accepted in the United States of America ("GAAP").

        Use of Estimates—The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Management believes that estimates utilized in the preparation of the consolidated financial statements are prudent and reasonable. Actual results could differ from those estimates and such differences could be material.

        Principles of Consolidation—The consolidated financial statements include the financial statements of CIFC and (i) our wholly-owned subsidiaries, (ii) subsidiaries in which we have a controlling interest and (iii) certain other entities known under GAAP as VIEs with respect to which we are deemed under ASC Topic 810 to be the primary beneficiary. All intercompany balances and transactions have been eliminated upon consolidation. This consolidation, particularly with respect to the VIEs, significantly impacts our financial statements.

        Variable Interest Entities—ASC Topic 810 requires the consolidation of the assets, liabilities and results of operations of a VIE into the financial statements of the enterprise that is the VIE's primary beneficiary, through its controlling financial interest in the VIE. ASC Topic 810 also provides a framework for determining whether an entity should be considered a VIE and accordingly evaluated for consolidation. Pursuant to this framework, we consider all relevant facts to determine whether an entity is a VIE and, if so, whether our relationship with the entity (whether contractual, through direct investments in the entity, or otherwise) results in a variable interest. If we determine that we do have a variable interest in the entity, we perform an analysis to determine whether we are deemed to be the primary beneficiary.

        For CLOs and CDOs, if we are deemed to (i) have the power to direct the activities of the CLO or CDO that most significantly impact the economic performance and (ii) either the obligation to absorb losses or the right to receive benefits that could be significant to the CLO or CDO, then we are deemed to be the primary beneficiary of the CLO or CDO and are required to consolidate the CLO or CDO. Generally, our contractual relationship as collateral manager of the CLOs and CDOs described herein satisfies criteria (i) of the prior sentence and our ownership interests in and/or ability to earn certain incentive or other management fees in certain of our CLOs and CDOs can (but does not always) satisfy criteria (ii). In accordance with ASC Topic 810, we have determined that we must consolidate 22 of the 43 CLOs and CDOs that we manage, as described below in further detail.

        Other than DFR MM CLO, in which we owned all the subordinated notes prior to our February 7, 2011 sale of these investments, we have a variable interest in each of the CLOs and CDOs we manage due to the provisions of their respective management agreements and direct investments in certain of the CLOs. With respect to these direct investments, as of December 31, 2011, we own a small portion of the total debt and subordinated notes issued by the CLOs. Where we had a direct investment, it was typically in the unrated, junior subordinated tranches of the CLOs. These unrated, junior subordinated tranches, referred to herein as "subordinated notes," took the form of either subordinated notes or preference shares. For a detailed description of CLOs see Note 4.

        In addition to the DFR MM CLO, which was historically consolidated under ASC Topic 810, effective January 1, 2010, we consolidate six additional CLOs and one CDO as a result of the adoption of the amendments to ASC Topic 810. In conjunction with the acquisition of Columbus Nova Credit Investments Management, LLC ("CNCIM"), effective June 9, 2010, we consolidate four additional CLOs (the "CNCIM CLOs"). In conjunction with the Merger effective April 13, 2011, we consolidate ten additional CLOs (the "CIFC CLOs") (which, together with the ten CLOs and one CDO we previously consolidated as a result of the amendments to ASC Topic 810, we refer to as the "Consolidated CLOs"). As of December 31, 2011, our Consolidated CLOs (a defined term which does not include DFR MM CLO) included a total of 20 CLOs and one CDO. See Consolidated CLOs in Note 4 for additional discussion of our Consolidated CLOs.

CIFC CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        As of December 31, 2011, we had a variable interest in 21 additional CLOs and CDOs that were not consolidated as we are not the primary beneficiary with respect to those VIEs. Our maximum exposure to loss associated with unconsolidated CLOs and CDOs is limited to future investment advisory fees and receivables. We recorded investment advisory fee receivables totaling $0.9 million and $1.0 million from the unconsolidated CLOs and CDOs as of December 31, 2011 and December 31, 2010, respectively.

        As of December 31, 2011, we also consolidated a special purpose vehicle (the "Warehouse SPV"), under ASC Topic 810. During the second quarter of 2011, the Warehouse SPV entered into a total return swap (the "Warehouse TRS") agreement with Citibank, N.A. ("Citibank"). The reference obligations under the Warehouse TRS agreement were SSCL exposures that we accumulated and were ultimately included within CIFC Funding 2011-I, Ltd. ("CIFC CLO 2011-I"), the new CLO launched during January 2012 and managed by CIFC Asset Management LLC ("CIFCAM"). See Note 19 for additional information on the launch of CIFC CLO 2011-I. See Total Return Swap in Note 7 for more information on the Warehouse TRS.

        Business Combinations—We are required to allocate the purchase price of acquired businesses to the assets acquired and liabilities assumed in the transaction at their estimated fair values. The estimates used to determine the fair value of long-lived assets, such as intangible assets, can be complex and require significant judgments. We use information available to us to make fair value determinations and engage independent valuation firms, when necessary, to assist in the fair value determination of significant acquired long-lived assets. This includes estimates and judgments as to the expectations of future cash flows of the acquired business, the allocation of these cash flows to identifiable intangible assets, and the estimated useful lives of intangible assets. If actual results differ from the estimates and judgments used in these estimates, this could result in possible impairment of the intangible assets and goodwill or require acceleration of the amortization expense of finite-lived intangible assets. We periodically review the estimated useful lives assigned to our intangible assets to determine whether such estimated useful lives continue to be appropriate. Contingent consideration for business combinations and contingent liabilities assumed in business combinations are remeasured at fair value at each reporting date with changes in fair value recorded within net gain (loss) on investments, loans, derivatives and liabilities on the consolidated statements of operations.

        Goodwill and Other Intangible Assets—Goodwill represents the excess cost of a business acquisition over the fair value of the net assets acquired. Goodwill has been recognized as a result of the acquisitions of CNCIM and the Merger with Legacy CIFC. In accordance with ASC Topic 350—Intangibles—Goodwill and Other ("ASC Topic 350"), goodwill is not amortized. We periodically, at least on an annual basis in the fourth quarter of each year, review goodwill, considering factors such as our projected cash flows and revenues and earnings multiples of comparable companies, to determine whether the carrying value of the goodwill is impaired. If the goodwill is deemed to be impaired, the difference between the carrying amount reflected in the financial statements and the estimated fair value is recognized as an expense in the period in which the impairment occurs. We have one overall reporting unit for which goodwill is tested for impairment.

        Intangible assets are comprised of finite-lived assets acquired in a business combination. The largest component of our intangible assets are those associated with the CLO investment management contracts. The intangible assets associated with CLO investment management contracts are amortized over their useful lives, either on a straight line basis (intangible assets associated with the 2007 acquisition of Deerfield & Company ("Deerfield")) or based on a ratio of expected discounted cash flows from the contracts (intangible assets associated with the acquisition of CNCIM and the Merger with Legacy CIFC). We consider our own assumptions in the underlying investment advisory fee projections which include the structure of the CLOs and estimates related to loan default rates, recoveries and discount rates. A change in those projections could have a significant impact on our amortization expense.

        Finite-lived intangible assets are tested for impairment if events or changes in circumstances indicate that the asset might be impaired. An impairment charge is recorded if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its fair value. Impairment testing for the intangible assets associated with our CLO investment management contracts includes a comparison of the estimated remaining undiscounted cash flows related to those CLO management contracts to the carrying value of the intangible

CIFC CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

asset. If the carrying value of the intangible asset is less than the estimated remaining undiscounted cash flows, no further testing is performed and the intangible asset is not deemed impaired. If the carrying value of the intangible asset is greater than the estimated remaining undiscounted cash flows, then further analysis is performed to determine if the asset is impaired, including an analysis of the estimated remaining discounted cash flows.

        The evaluation of goodwill and intangible assets for impairment requires us to make estimates and exercise significant judgment. We performed our annual impairment testing procedures for our goodwill as of December 31, 2011. See Note 10 for further disclosure related to intangible assets and goodwill.

        Investment advisory fees—We receive investment advisory fees from the investment products we manage. These investment advisory fees are paid periodically in accordance with individual management agreements between us and the respective investment product and are generally paid on a quarterly basis and are ongoing as long as we manage the products. The investment advisory fees paid to us by these investment products are our primary source of revenue. Investment advisory fees typically consist of management fees based on the amount of assets held in the investment product and, in certain cases, incentive fees based on the returns generated for certain investors. Investment advisory fees are recognized as revenue when earned. In accordance with ASC Topic 605—Revenue Recognition, we do not recognize these investment advisory fees as revenue until all contingencies have been removed. Contingencies may include generation of sufficient cash flows by the CLOs to pay investment advisory fees under the terms of the related management agreements and the achievement of minimum CLO performance requirements specified under the related management agreements, in addition to certain other agreements with investors. In connection with these agreements with investors, we have subordinated receipt of certain of our investment advisory fees.

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

  The types of assets included in Level 1 are generally equity securities or derivatives listed on an exchange with active markets. We held no Level 1 securities as of December 31, 2011 or 2010.

  Level 2—inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, quoted prices for identical assets and liabilities in inactive markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

  Our assets and liabilities generally included in this category are loans classified as either investments at fair value or loans held for sale where asset valuations are provided by independent pricing services, corporate bonds (prior to our valuation methodology change effective December 31, 2011), our investments in RMBS that were backed by mortgage loans and guaranteed as to principal and interest by either federally chartered entities or the U.S. government ("Agency RMBS"), long-term debt of our Consolidated CLOs (prior to our valuation methodology change effective September 30, 2011), interest rate derivatives and our total return swap.

  Level 3—inputs to the valuation methodology include significant unobservable inputs to the fair value measurement. This includes situations where there is little, if any, market activity for the asset or liability.

  Our assets and liabilities generally included in this category are corporate bonds, loans classified as either investments at fair value or loans held for sale where asset valuations are not provided by independent pricing services, warrants, long-term debt of our Consolidated CLOs (including the subordinated notes)

CIFC CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  and the conversion feature contained in our senior subordinated convertible notes, which was initially deemed an embedded derivative instrument.

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

  Investments at Fair Value—Investments at fair value include loans and other investments held in our Consolidated CLOs, corporate bonds, RMBS and beneficial interests in CLOs. Loans and other investments held in our Consolidated CLOs are generally valued at a composite of the mid-point in the bid-ask spread of broker quotes or based on the composite price of a different tranche of the same or similar security if broker quotes are unavailable for the specific tranche we own. Loans and other investments held in our Consolidated CLOs valued in this manner are classified as Level 2 within the fair value hierarchy. Where no such quotes are available, the value may be based on an internally developed model using composite or other comparable market data which includes unobservable market inputs. Loans and other investments held in our Consolidated CLOs valued in this manner are classified as Level 3 within the fair value hierarchy. The fair value for Agency RMBS generally represents a modeled valuation, which includes spreads and prepayment rates which are observable in the market. Agency RMBS are classified as Level 2 within the fair value hierarchy.

  Prior to December 31, 2011, the fair value for corporate bonds and investments in CLOs were generally valued at a composite of the mid-point in the bid-ask spread of broker quotes or a modeled valuation, which included inputs which are observable in the market, and corporate bonds and investments in CLOs valued in this manner were classified as Level 2 within the fair value hierarchy. On December 31, 2011 management concluded that certain of the inputs to the valuation of the corporate bonds and investments

CIFC CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  in CLOs may not be observable in the market and therefore corporate bonds and investments in CLOs were all transferred to a classification of Level 3 within fair value hierarchy.

  Derivative assets and liabilities—Derivative assets and liabilities (other than the Warehouse TRS and the embedded derivative) generally represent instruments traded in the over-the-counter market and are valued using internally developed market-standard models. The inputs to the valuation models for the interest rate swaps and caps represent observable market data available at commonly quoted intervals for the full terms of the contracts. All interest rate derivatives are classified as Level 2 within the fair value hierarchy. The valuation models for warrants contain one or more significant unobservable inputs and are classified as Level 3 within the fair value hierarchy. The fair value of the Warehouse TRS is calculated as the sum of (i) the change in fair value of the reference obligations (SSCL's which are valued at a composite of the mid-point in the bid-ask spread of broker quotes or based on the composite price of a different tranche of the same or similar security if broker quotes are unavailable for the specific tranche) since they became reference obligations (ii) net realized gains (losses) on reference obligations sold during the period and (iii) interest income earned on the reference obligations, less an amount equal to LIBOR plus an agreed upon margin on the outstanding notional amount of the reference obligations. The Warehouse TRS is classified as Level 2 within the fair value hierarchy. See Note 7 for further disclosure regarding the Warehouse TRS. Our senior subordinated convertible notes (the "Convertible Notes") contain a conversion feature with certain antidilution provisions that caused the conversion feature to be deemed an embedded derivative instrument (the "Embedded Derivative"). The fair value of the Embedded Derivative was recorded in the consolidated balance sheets as a derivative liability until the expiration of the antidilution provisions in December 2011 when the fair value of the Embedded Derivative was reclassified to additional paid-in capital. The Embedded Derivative will no longer be remeasured at fair value. The fair value of the Embedded Derivative was determined by valuing the Convertible Notes and subsequently valuing the Convertible Notes eliminating the conversion right. The difference represents the fair value of the Embedded Derivative. The valuation of the Embedded Derivative was determined using a binomial tree model using one or more significant unobservable inputs and is classified as Level 3 within the fair value hierarchy. Derivative assets and liabilities also include discounts on unfunded loan and debt commitments held in our Consolidated CLOs. These derivatives are valued based on the fair value of the underlying loan or debt tranche and are classified within the fair value hierarchy in accordance with the valuation methodology ascribed to the underlying loan or debt tranche as described in Investments at Fair Value above and Long-Term Debt of the Consolidated CLOs below, respectively.

  Contingent Liabilities—The fair value for the contingent liabilities are based on internally developed discounted cash flow models. The internal models are based on projections of the relevant future investment advisory fee cash flows from the CLOs managed by CIFCAM and its wholly-owned subsidiary, CypressTree Investment Management, LLC ("CypressTree"), and utilize both observable and unobservable inputs in the determination of fair value. Significant inputs to the valuation models include the structure of the underlying CLO and estimates related to loan default rates, recoveries and discount rates. The contingent liabilities are classified as Level 3 within the fair value hierarchy.

  Long-Term Debt of the Consolidated CLOs—Long-term debt of the Consolidated CLOs consists of debt and subordinated notes of the Consolidated CLOs. Effective September 30, 2011, the fair value of the debt and subordinated notes of the Consolidated CLOs are based upon internally developed discounted cash flow models and utilize both observable and unobservable inputs in the determination of fair value. Significant inputs to the valuation models include the structure of the Consolidated CLO and estimates related to loan default rates, recoveries and discount rates. The debt and subordinated notes of the Consolidated CLOs are classified as Level 3 within the fair value hierarchy.

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

CIFC CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  subordinated notes of Consolidated CLOs were valued using internally developed models that utilized composite or other comparable market data we believe would be used by market participants, which included unobservable market inputs. The subordinated notes of our Consolidated CLOs valued in this manner were classified as Level 3 within the fair value hierarchy.

        Under ASC Topic 825—Financial Instruments ("ASC Topic 825") we have elected the fair value option for RMBS, corporate bonds, derivatives, debt and subordinated notes of CLOs, and all assets and liabilities in our Consolidated CLOs. We have not elected the fair value option for loans held in DFR MM CLO or the debt of DFR MM CLO. The amendments to ASC Topic 810 indicate that assets and liabilities of consolidated VIEs should be recorded at their carrying value as of the date that we became the primary beneficiary of the VIEs, provided such application is practicable. We determined it was not practicable to initially record the Consolidated CLOs at their carrying value as they have not previously been required to satisfy GAAP or other reporting requirements. In connection with the adoption of the amendments to ASC Topic 810, we elected and applied the fair value option to measure, on an entity-by-entity basis, to all of the eligible assets and liabilities of the Consolidated CLOs at fair value subsequent to the date of initial adoption of the amendments to ASC Topic 810. We also determined measuring the debt and subordinated notes issued by the Consolidated CLOs at fair value better correlates with the fair value of assets held by the Consolidated CLOs, which are held to provide the cash flows for the note obligations of the Consolidated CLOs.

        Unrealized appreciation or depreciation and realized gains and losses on assets and liabilities of consolidated VIEs are recorded in the consolidated statements of operations within net gain (loss) from activities of Consolidated Variable Interest Entities. Unrealized appreciation or depreciation and realized gains and losses on all other assets and liabilities at fair value are recorded in the consolidated statements of operations within net gain (loss) on investments, loans, derivatives and liabilities. Interest income on investments at fair value is based on stated coupon rates, adjusted for the accretion of purchase discounts and the amortization of purchase premiums. Purchases and sales are recorded on a trade date basis.

        Loans—We have investments in certain loans which the fair value option was not elected, primarily within the DFR MM CLO. These loans are classified as loans held for sale or loans held for investment, depending on our investment strategy for each loan.

        Loans held for sale are carried at the lower of cost or fair value. If the fair value of a loan is less than its cost basis, a valuation adjustment is recorded to reduce the asset balance and a corresponding unrealized loss is recognized in the consolidated statements of operations. A valuation adjustment may be recovered if the fair value increases, which is also recognized in the consolidated statements of operations. Loans held for investment are carried at amortized cost with an allowance for loan losses, if necessary. The classification of loans may change from held for investment to held for sale. When such a change occurs, the loans are adjusted to the lower of cost or fair value with the difference recorded in the provision for loan losses. This establishes a new cost for purposes of applying the lower of cost or fair value policy.

        During 2011, we reclassified all of our remaining loans held for investment to loans held for sale. During the period which we had loans held for investment, we established allowance for loan losses for individual loans based on our evaluation of historical and industry loss experience, economic conditions and trends, estimated fair value and quality of collateral, estimated fair values of loans and other relevant factors. To estimate the allowance for loan losses, we first identified impaired loans. We reviewed and considered each loan for impairment individually at each reporting date. We considered a loan to be impaired when, based on current information and events, we believed it was probable that we would be unable to collect all amounts due according to the contractual terms of the loan agreement. In general, these loans had been internally identified as credits requiring management's attention due to underlying problems in the borrower's business or collateral concerns. When a loan was impaired, the allowance for loan losses was increased by the excess of the amortized cost basis of the loan over the present value of the projected future cash flows unless, if practical, the loan's observable market price or the fair value of the collateral was used. We considered the current financial information of the borrowing company, including its performance against plan and changes to the market for the borrowing company's service or product, among other factors, when evaluating projected future

CIFC CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

cash flows. Increases in the allowance for loan losses during the years ended December 31, 2011 and 2010 were all related to loans held in DFR MM CLO and were recorded in the consolidated statements of operations within net gain (loss) from activities of Consolidated Variable Interest Entities. If the loan or a portion thereof is deemed uncollectible, a charge-off or write-down of a loan is recorded, and the allowance for loan losses is reduced.

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

        Recourse Long-Term Debt—Our junior subordinated notes are carried at their outstanding principal amounts. Our senior subordinated convertible notes (the "Convertible Notes") are recorded as two separate components: (i) the long-term debt initially recorded at a discount, which is being amortized into interest expense over the life of the debt and (ii) the conversion feature, which until December of 2011 was recorded as a derivative liability and carried at fair value with changes in fair value recorded within net gain (loss) on investments, loans, derivatives and liabilities on the consolidated statements of operations. During December 2011, the antidilution provisions that cause the conversion feature to be a bifurcated embedded derivative instrument expired and the fair value of the Embedded Derivative on the expiration date was reclassified to additional paid-in capital and will no longer be remeasured at fair value. Interest expense on recourse long-term debt is recorded in the consolidated statements of operations within corporate interest expense.

        Consolidated Variable Interest Entities Long-Term Debt—The debt of DFR MM CLO was carried at its outstanding principal amount while the debt and subordinated notes of the Consolidated CLOs are carried at fair value as the fair value option was elected for all Consolidated CLOs. Interest expense of consolidated VIEs is recorded in the consolidated statements of operations within net gain (loss) from activities of Consolidated Variable Interest Entities.

        Cash and Cash Equivalents—Cash and cash equivalents include cash on hand, cash held in banks and liquid investments with original maturities of 90 days or less. Interest income on cash and cash equivalents is recorded within interest income in the consolidated statements of operations.

        Restricted Cash and Cash Equivalents—Restricted cash and cash equivalents represent amounts held by third parties for settlement of certain obligations and cash, subject to certain restrictions, held in non-recourse entities.

        Due from Brokers and Due to Brokers—Amounts due from and to brokers generally represent unsettled trades. Amounts due from and to brokers are recorded as assets and liabilities, respectively.

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

CIFC CORP. AND ITS SUBSIDIARIES

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

        ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC Topic 740 requires us to evaluate tax positions taken in the course of preparing our tax returns to determine whether the tax positions are more likely than not to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more likely than not threshold would be recorded as tax expense in the current year. It is our policy to recognize accrued interest and penalties related to uncertain tax benefits in income taxes. Tax years that remain open to examination by major tax jurisdictions include 2008 to 2011.

        Share-Based Compensation—We account for stock based awards granted to employees and our board of directors (the "Board") in accordance with ASC Topic 718—Compensation—Stock Compensation ("ASC Topic 718"). Under ASC Topic 718, the cost of employees services received in exchange for an award of share-based compensation is generally measured based on the grant-date fair value of the award. Share-based awards that do not require future service (i.e. vested awards) are expensed immediately. Share-based awards that require future service are amortized over the relevant service period. Amortization is recognized as compensation and benefits expense in the consolidated statements of operations. See Note 13 for the required disclosure relating to stock options.

        Earnings Per Share—Basic earnings per share is calculated by dividing net income (loss) attributable to CIFC Corp. by the weighted-average number of shares of our common stock outstanding for the period. Diluted earnings per share adjusts our basic earnings per share by the dilution that would have occurred had all contingent issuances of common stock that would have individually reduced earnings per share (or increased net loss per share) occurred at either the beginning of the period or the time of issuance of the potentially dilutive securities, if those securities were issued during the period. We use the if-converted method to determine the dilutive effects of our Convertible Notes and the treasury stock method for our stock options and warrants. See Note 14 for the computation of earnings per share.

        Correction of Prior Period Presentation—Subsequent to the issuance of our financial statements for the year ended December 31, 2010, we identified an omitted disclosure in the presentation of the assets and liabilities of the DFR MM CLO on the consolidated balance sheets. As a result of the adoption of ASU 2009-17, in 2010, assets and liabilities of consolidated VIEs should be separately presented within the consolidated balance sheets, with parenthetical presentation as one acceptable method. Historically only the assets and liabilities of the Consolidated CLOs were separately presented, thus the balance sheet as of December 31, 2010 has been corrected to separately present the assets and liabilities of the DFR MM CLO under the captions Assets and Liabilities of Consolidated Variable Interest Entities, aggregated with the assets and liabilities of the Consolidated CLOs. This correction had no impact on total assets, liabilities, net income or cash flows.

        Reclassifications—Certain amounts in the consolidated financial statements as of December 31, 2010 and for the year ended December 31, 2010 have been reclassified to conform to the presentation as of December 31, 2011 and for the year ended December 31, 2011. These reclassifications have been made primarily to more clearly present information about our consolidated VIEs within our consolidated financial statements.

  Consolidated Statements of Operations—Statement of operations activities related to the Consolidated CLOs, DFR MM CLO and the Warehouse TRS are now presented within the section "Results of Consolidated Variable Interest Entities". Net gain (loss) from activities of Consolidated Variable Interest

CIFC CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  Entities includes activities of VIEs previously presented within interest income, interest expense, provision for loan losses, net gain (loss) on investments, loans, derivatives and liabilities and other, net. See Note 8 for the details of the components of net gain (loss) from activities of Consolidated Variable Interest Entities. In addition, interest expense related to our corporate debt has been reclassified from interest expense within the "Revenues" section to corporate interest expense within the "Other Income (Expense) and Gain (Loss)" section. Interest expense within the "Revenues" section now primarily includes interest expense related to repurchase agreements used to finance our RMBS portfolio prior to the liquidation of the portfolio during the second quarter of 2011.

  Consolidated Statements of Cash Flows—Cash flows of the Consolidated CLOs, DFR MM CLO and the Warehouse TRS have now been presented separately within the consolidated statements of cash flows to conform with the presentation of the consolidated balance sheets and consolidated statements of operations.

        Recent Accounting Updates—In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosure—Improving Disclosures about Fair Value Measurements ("ASU 2010-06"). ASU 2010-06 amended ASC Topic 820 to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements. ASU 2010-06 also clarified existing fair value disclosures about the level of disaggregation as well as inputs and valuation techniques used to measure fair value. We adopted in 2010 ASU 2010-06, with the exception of the requirement to provide disclosure of the Level 3 activity of purchases, sales, issuances and settlements on a gross basis, which we adopted in 2011. See Note 5 for required fair value disclosures, including those required by the amendments to ASC Topic 820.

        In April 2011, the FASB issued ASU No. 2011-02, A Creditor's Determination of Whether a Restructuring is a Troubled Debt Restructuring ("ASU 2011-02"). ASU 2011-02 amends ASC Topic 310—Receivables ("ASC Topic 310") to provide new guidance to assist creditors in determining if a restructuring constitutes a troubled debt restructuring, thus requiring specific disclosures outlined in ASC Topic 310. ASU 2011-02 became effective for interim and annual periods beginning on or after June 15, 2011, and was applied retrospectively to the beginning of the annual period of adoption. As such we have adopted the amendments to ASC Topic 310 for the year ended December 31, 2011, and the adoption did not have an impact on our consolidated financial statements. See Note 6 for the required disclosure relating to troubled debt restructurings during the year ended December 31, 2011.

        In May 2011, the FASB issued ASU No. 2011-4, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs ("ASU 2011-04"). ASU 2011-04 amends ASC Topic 820 to converge the fair value framework between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 clarifies existing fair value measurement guidance, updates the fair value measurement principles for certain financial instruments and expands fair value disclosure requirements. ASU 2011-04 will be effective for interim and annual reporting periods beginning after December 15, 2011. We are currently assessing the impacts ASU 2011-04 will have in our consolidated financial statements.

        In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income ("ASU 2011-05"). ASU 2011-05 amends ASC Topic 220—Comprehensive Income to require entities to report components of comprehensive income either in a single continuous statement of comprehensive income or two separate but consecutive statements. ASU 2011-05 does not change the items that must be reported in other comprehensive income. ASU 2011-05 will be effective for interim and annual reporting periods beginning after December 15, 2011. We are currently assessing the alternative presentations.

        In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment ("ASU 2011-08"). ASU 2011-08 amends ASC Topic 350 to simplify how entities test goodwill for impairment. The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of the reporting unit is less

CIFC CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. ASU 2011-8 will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. We did not early adopt these amendments and do not expect the amendments to have any material impact on our consolidated financial statements.

3.     MERGERS AND ACQUISITIONS

Merger with Legacy CIFC

        On April 13, 2011 (the "Merger Closing Date"), we completed the Merger with Legacy CIFC. As a result of the Merger, Legacy CIFC became CIFCAM and a wholly-owned subsidiary of CIFC. The consideration for the Merger paid or payable to CIFC Parent Holdings, LLC ("CIFC Parent"), the sole stockholder of Legacy CIFC, consisted of (i) 9,090,909 shares of our common stock, (ii) $7.5 million in cash, payable in three equal installments of $2.5 million (subject to certain adjustments), the first of which was paid on the Merger Closing Date and the remaining of which are payable on the first and second anniversaries of the Merger Closing Date, (iii) $4.2 million in cash as consideration for the cash balance at Legacy CIFC on the Merger Closing Date (adjusted for certain items), (iv) out-of pocket costs and expenses incurred by Legacy CIFC and CIFC Parent in connection with the Merger of approximately $2.9 million, (v) the first $15.0 million of incentive fees received by the combined company from certain CLOs currently managed by CIFCAM, (vi) 50% of any incentive fees in excess of $15.0 million in the aggregate received by the combined company over the next ten years from certain CLOs currently managed by CIFCAM and (vii) payments relating to the present value of any such incentive fees from certain CLOs currently managed by CIFCAM that remain payable to the combined company after the tenth anniversary of the Merger Closing Date. The Merger is reflected in our consolidated financial statements as of December 31, 2011, and for the period from the Merger Closing Date to December 31, 2011.

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

(1)
Represents the closing price of our common stock on the Merger Closing Date.
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
(4)
Represents the fair value of fixed deferred payments to CIFC Parent per the Agreement and Plan of Merger dated as of December 21, 2010, (as amended from time to time, the "Merger Agreement"). These payments total $5.0 million and are to be paid in two equal annual installments of $2.5 million, with the

CIFC CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  first payment being made on the first anniversary of the Merger Closing Date. The $2.5 million payments are not contingent on any performance, but rather are due as a result of the passage of time and were discounted to arrive at an estimated fair value.

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

        The following is a summary of the recognized amounts of assets acquired and liabilities assumed as a result of the Merger:

(In thousands)
Cash and cash equivalents	$5,146
Restricted cash and cash equivalents	122
Receivables	5,144
Prepaid and other assets	330
Equipment and improvements, net	234
Accrued and other liabilities	(2,537)
Net deferred tax liabilities(1)	(5,888)
Contingent liabilities(1)	(19,244)
Additional paid-in capital adjustment	(83)
Identifiable intangible assets	49,900
Excess of purchase consideration over identifiable net assets acquired—goodwill(1)	56,601

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

        The fair values of the assets acquired and the liabilities assumed were estimated by management with the assistance of an independent valuation firm. The identifiable intangible assets acquired by asset class are as follows:

	Merger Closing Date Estimated Fair Value	Merger Closing Date Estimated Average Remaining Useful Life
	(In thousands)	(In years)
Intangible asset class:
Investment management contracts	$46,460	6
Trade name	1,250	10
Technology	820	2
Non-compete agreements	1,370	7

	$49,900

        The fair value of the intangible assets related to the investment management contracts of CIFCAM and CypressTree, were determined utilizing an excess earnings approach based upon projections of future investment advisory fees from the CLOs. Significant inputs to the investment advisory fee projections include the structure of the CLOs and estimates related to loan default rates, recoveries and discount rates. The intangible assets related to the management contracts are amortized based on a ratio of expected discounted

CIFC CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

cash flows from the contracts over the expected remaining useful life. The fair value of the intangible assets related to the "Commercial Industrial Finance Corp." and "CIFC" trade names and technology were determined utilizing a relief from royalty method applied to expected cash flows and are amortized on a straight-line basis over their estimated remaining useful lives. The fair value of the intangible assets associated with the non-compete agreements was determined using a lost cash flows analysis and are amortized on a straight-line basis over the estimated remaining useful life.

        We recorded amortization expense of $9.0 million for the year ended December 31, 2011, related to the amortization of the intangible assets acquired in the Merger. The following table presents expected remaining amortization expense of the identifiable intangible assets acquired in the Merger as of December 31, 2011:

(In thousands)
2012	$11,625
2013	10,104
2014	7,594
2015	5,127
2016	3,545
Thereafter	2,868

$40,863

        The contingent liabilities assumed in the Merger primarily represent contingent consideration related to Legacy CIFC's acquisition of CypressTree on December 1, 2010 and contingent liabilities Legacy CIFC assumed in its acquisition of CypressTree related to required payments to the prior sellers of CypressTree and the broker of that sale. These contingent liabilities are based on a fixed percentage of certain investment advisory fees from the CypressTree CLOs. These fixed percentages vary by CLO and have a minimum fixed percentage of 55%. These contingent liability valuations are based on discounted cash flow projections of future investment advisory fees earned on the CLOs managed by CypressTree. These contingent liabilities and the contingent deferred payment liabilities for the Merger are remeasured at fair value at each reporting date and recorded within contingent liabilities at fair value on the consolidated balance sheets. The estimated fair value of the contingent liabilities are as follows:

	Estimated Fair Value
	Merger Closing Date	December 31, 2011
	(In thousands)
Contingent liabilites assumed	$19,244	$16,418
Contingent deferred payments for the Merger	19,793	22,861

Total contingent liabilites	$39,037	$39,279

        The following table presents the changes in fair value of contingent liabilities recorded within net gain (loss) on investments, loans, derivatives and liabilities on the consolidated statements of operations:

Year ended December 31, 2011
(In thousands)
Contingent liabilites assumed	$(1,548)
Contingent deferred payments for the Merger	(5,921)

Total net gain (loss) on contingent liabilites	$(7,469)

        Goodwill of $56.6 million is the excess of the total purchase consideration over the identifiable tangible and intangible assets acquired in the Merger. Goodwill relates to (i) the additional strategic opportunities that we believe will be available to us as a result of our increased scale, improved financial condition, an experienced management team and the addition of the CIFCAM CLO fund family, which has market leading

CIFC CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

performance in the U.S. managed CLO segment, (ii) the expected launch of new CLOs and other investment products based on our corporate credit expertise and (iii) the expected cost synergies from the Merger. See Note 10 for a detailed discussion of goodwill, including a description of our annual impairment test.

        The Merger with Legacy CIFC was a nontaxable business combination. Consequently, the future amortization expense related to approximately $37.7 million of the identifiable intangible assets associated with the CLOs managed by CIFCAM will not be deductible for income tax purposes. In accordance with GAAP applicable to nontaxable business combinations, we recorded a deferred tax liability of approximately $17.2 million for the future amortization of these intangible assets. Other taxable or deductible temporary differences related primarily to Legacy CIFC's net operating loss carryforwards and its acquisition of CypressTree resulted in a net deferred tax asset of approximately $11.3 million. The net deferred tax liability from all of these temporary differences was $5.9 million and this amount was added to goodwill.

        We have expensed Merger-related costs (other than those related to stock issuance) as incurred. For the year ended December 31, 2011, we incurred costs related to the Merger of $3.3 million, offset by $1.8 million of reclassifications to additional paid-in capital for stock issuance costs, for a net expense of $1.5 million during the year ended December 31, 2011, recorded within strategic transactions expenses in the consolidated statements of operations. For the year ended December 31, 2010, we recorded net expenses related to the Merger of $2.6 million, recorded within strategic transactions expenses in the consolidated statements of operations.

        We finalized our accounting for the Merger during the fourth quarter of 2011.

        As a result of the Merger, on the Merger Closing Date we changed our name to CIFC Deerfield Corp. and moved our principal executive offices and corporate headquarters from 6250 North River Road, 12th Floor, Rosemont, Illinois 60018 to 250 Park Avenue, 5th Floor, New York, NY 10177. In addition, the state of incorporation of CIFC Deerfield Corp. was changed from Maryland to Delaware. On July 19, 2011, we changed our name to CIFC Corp.

CNCIM Acquisition and Associated Strategic Transactions

  The CNCIM Acquisition and the Issuance of the CNCIM Acquisition Shares

        On March 22, 2010, we entered into an acquisition and investment agreement with Bounty Investments, LLC ("Bounty") and CNCIM, pursuant to which we agreed to acquire all of the outstanding equity interests of CNCIM from Bounty (the "CNCIM Acquisition"). CNCIM is an investment manager specializing in bank loans that currently manages the four CNCIM CLOs. We completed the CNCIM Acquisition on June 9, 2010 (the "Acquisition Closing Date") for total purchase consideration of $25.7 million consisting of (i) the issuance of 4,545,455 shares of our common stock, par value $0.001 per share (the "CNCIM Acquisition Shares"), (ii) deferred payments totaling $7.5 million in cash payable in five equal annual installments beginning on December 9, 2010 (with a Closing Date fair value of $6.0 million), (iii) certain of Bounty's acquisition-related expenses paid by CIFC and (iv) an adjustment related to the issuance of the Convertible Notes (as defined below). Bounty subsequently transferred the CNCIM Acquisition Shares and its

CIFC CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

holdings of the Convertible Notes to DFR Holdings, LLC ("DFR Holdings"). Calculation of the purchase consideration in accordance with ASC Topic 805 is as follows:

	(In thousands, except share and per share information)
Shares issued	4,545,455
Multiplied by Acquisition Closing Date share price	$4.50	(1)

Value of shares	$20,455
Fair value of fixed deferred payments to the seller	5,962
Certain acquistion-related expenses of seller paid by the Company	912
Less: excess of par value over estimated fair value of the Convertible Notes	(1,623	)(2)

Total purchase consideration	$25,706

(1)
Represents the closing price of our common stock on the Acquisition Closing Date.
(2)
Represents a reduction of the purchase consideration because the par value of the Convertible Notes of $25.0 million exceeded the fair value of the Convertible Notes of $23.4 million as of the Acquisition Closing Date. As the CNCIM Acquisition and the issuance of the Convertible Notes are considered linked transactions, the Convertible Notes were initially recorded at their Closing Date fair value with the difference between fair value and par allocated to the purchase consideration.

        The following is a summary of the recognized amounts of assets acquired and liabilities assumed as a result of the CNCIM Acquisition:

(In thousands)
Cash	$2,470
Receivables	1,007
Equipment and improvements, net	147
Accrued and other liabilities	(306)
Identifiable intangible assets	11,065
Excess of purchase consideration over identifiable net assets acquired—goodwill	11,323

$25,706

        The fair values of the assets acquired and liabilities assumed were estimated by management with the assistance of an independent valuation firm. The identifiable intangible assets acquired by asset class are as follows:

	Acquisition Closing Date Estimated Fair Value	Acquisition Closing Date Estimated Average Remaining Useful Life
	(In thousands)	(In years)
Intangible asset class:
Investment management contracts	$10,900	8
Non-compete agreements	165	5

	$11,065

        The fair value of the intangible assets related to the investment management contracts of CNCIM were determined utilizing an excess earnings approach based upon projections of future investment advisory fees from the CLOs. Significant inputs to the investment advisory fee projections include the structure of the CLOs and estimates related to loan default rates, recoveries and discount rates. The intangible assets related to the management contracts are amortized based on a ratio of expected discounted cash flows from the contracts over the expected remaining useful life. The fair value of the intangible assets associated with the non-compete

CIFC CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

agreements was determined using a lost cash flows analysis and are amortized straight-line over the term of the agreements.

        During the years ended December 31, 2011 and 2010, we recorded amortization expense of $2.3 million and $1.3 million, respectively, related to the intangible assets acquired in the CNCIM Acquisition. The following table presents expected remaining amortization expense of the identifiable intangible assets acquired in the CNCIM Acquisition:

(In thousands)
2012	$2,245
2013	2,015
2014	1,350
2015	870
2016	562
Thereafter	368

$7,410

        Goodwill of $11.3 million is the excess of the total purchase consideration over the identifiable tangible and intangible assets acquired in the CNCIM Acquisition. Goodwill relates to (i) the additional strategic opportunities that we believe will be available to us as a result of the recapitalization of our debt and our increased assets under management, (ii) improvements in our capital structure resulting from the Trust Preferred Exchange and the Senior Notes Discharge (each as defined below) and (iii) the expected synergies from the CNCIM Acquisition. Goodwill was initially allocated between our Investment Management and Principal Investing segments. As a result of the changes in our internal management and reporting structure during 2011 we determined we have only one reportable segment and reporting unit and therefore goodwill is allocated to this one reporting segment. For tax purposes, goodwill recognized was $16.4 million and will be amortized over 15 years. See Note 10 for a detailed discussion of goodwill, including a description of our annual impairment test.

        We have expensed CNCIM Acquisition-related expenses (other than those related to stock and debt issuance) as incurred. For the year ended December 31, 2010, we recorded expenses related to the CNCIM Acquisition and associated transactions of $2.9 million within strategic transactions expenses in the consolidated statements of operations. Stock issuance costs of $1.1 million were recorded as a reduction of additional paid-in capital. Debt issuance costs of $0.5 million were recorded within prepaid and other assets and will be amortized into expense over the term of the Convertible Notes.

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

        Based on the terms and conditions of the conversion feature contained in the Convertible Notes and certain of the antidilution provisions, the conversion feature was deemed an embedded derivative instrument. The antidilution provisions prevent the conversion feature from qualifying as being indexed to our common stock. As a result, the Convertible Notes were recorded as two components: (i) the Embedded Derivative

CIFC CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

initially recorded on the Acquisition Closing Date as a $6.9 million derivative liability and, (ii) long-term debt initially recorded on the Acquisition Closing Date at $16.5 million. The total Acquisition Closing Date fair value of the two components was $23.4 million. The $1.6 million difference between the $25.0 million principal amount of the Convertible Notes and the $23.4 million Acquisition Closing Date total fair value associated with the Convertible Notes was treated as a reduction of purchase consideration in conjunction with the CNCIM Acquisition. We did not elect the fair value option for the long-term debt component of the Convertible Notes. The difference between the $16.5 million Closing Date fair value of the component of the Convertible Notes recorded as long-term debt and the $25.0 million principal amount of the Convertible Notes is being accreted to earnings using the effective yield method of recognizing interest expense.

        Until the expiration of certain antidilution provisions of the conversion feature in December 2011, the Embedded Derivative was marked to fair value at each reporting date, and the change in fair value was recorded in the consolidated statements of operations within net gain (loss) on investments, loans, derivatives and liabilities. For the years ended December 31, 2011 and 2010, we recorded a net gain of $7.2 million and a net loss of $4.3 million, respectively, related to the Embedded Derivative. Upon the expiration of the antidilution provisions in December 2011, the fair value of the Embedded Derivative of $3.9 and the associated deferred tax asset of $1.8 million were reclassified to additional paid-in capital.

  The Senior Notes Discharge

        On March 22, 2010, we entered into a Payment Agreement and Release with the holders of our Series A and Series B Senior Secured Notes issued by Deerfield (the "Senior Notes"), pursuant to which we agreed with the holders of the Senior Notes to discharge all of the approximately $73.9 million in aggregate principal amount then outstanding for $55.0 million plus accrued interest (the "Senior Notes Discharge"). We used the proceeds of the issuance of the Convertible Notes together with other available funds to complete the Senior Notes Discharge on June 9, 2010. We recorded a $17.4 million gain in the consolidated statements of operations related to the Senior Notes Discharge.

  The DPLC Restructuring

        On March 21, 2010, we entered into a Termination Agreement (the "Termination Agreement") with Pegasus Deerfield (AIV), LLC ("Pegasus Deerfield"), PGS Management, LLC ("PM", and together with Pegasus Deerfield, the "Pegasus Parties"), Deerfield Pegasus Loan Capital LP ("DPLC"), Deerfield Capital Management LLC ("DCM"), DPLC General Partner LLC ("DPLC GP"), Deerfield Loan Manager LLC ("DLM" and together with CIFC, DCM and DLM, the "Deerfield Parties") and Jonathan Trutter (our former Chief Executive Officer and current member of our Board). Pursuant to the Termination Agreement (i) the Pegasus Parties waived certain rights with respect to the stock issuances associated with the CNCIM Acquisition, (ii) the Deerfield Parties and the Pegasus Parties terminated or amended certain provisions of agreements related to DPLC and cancelled all of the warrants previously issued to the Pegasus Parties to purchase our common stock, (iii) we granted Pegasus Deerfield and certain of its affiliates warrants to purchase an aggregate of 250,000 shares of our common stock at an exercise price of $4.25 per share (the "DPLC Restructuring Warrants") and (iv) DPLC released all partners of DPLC from their unfunded capital commitments (the "DPLC Restructuring"). Effective as of March 31, 2010, DPLC made distributions of $9.0 million to Pegasus Deerfield and an amount equal to his entire capital account balance to Jonathan Trutter. DPLC GP also withdrew an amount equal to the entire portion of its capital account. During the years ended December 31, 2011 and 2010, DPLC made additional distributions to Pegasus Deerfield of $2.3 million and $6.8 million, respectively. We deconsolidated DPLC as of December 31, 2010.

Unaudited Pro Forma Financial Information

        During the year ended December 31, 2011, we recognized net revenues of $19.6 million ($16.5 million of which are eliminated upon consolidation) and net loss attributable to CIFC Corp. of $17.6 million related to CIFCAM and CypressTree. As a result of the Merger, we began to consolidate ten CIFC CLOs and as of December 31, 2011, we consolidated assets of $4.2 billion and non-recourse liabilities of $4.1 billion related to

CIFC CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the CIFC CLOs. For the year ended December 31, 2011, we recorded net losses of $159.5 million related to the consolidation of the CIFC CLOs within net results of Consolidated Variable Interest Entities.

        During the years ended December 31, 2011 and 2010, we recognized net revenues of $8.6 million and $4.0 million, respectively, which are eliminated upon consolidation, and net income attributable to CIFC Corp. of $4.8 million and $1.0 million, respectively, related to CNCIM. As a result of the CNCIM Acquisition, we began to consolidate the four CNCIM CLOs and as of December 31, 2011, we consolidated assets of $1.8 billion and non-recourse liabilities of $1.7 billion related to the CNCIM CLOs. For the years ended December 31, 2011 and 2010, we recorded net losses of $63.2 million and $32.5 million, respectively, related to the consolidation of the CNCIM CLOs within net results of Consolidated Variable Interest Entities.

        The following unaudited pro forma combined financial information gives effect to the Merger as well as the following transactions (collectively, the "Transactions") as if they had been completed as of January 1, 2010: (1) the CNCIM Acquisition and issuance of the CNCIM Acquisition Shares, and the issuance of the Convertible Notes; (2) the Senior Notes Discharge; (3) the Trust Preferred Exchange; and (4) the DPLC Restructuring.

        This unaudited pro forma combined financial information is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the Merger or the Transactions had been consummated during the period or as of the dates for which pro forma data is presented, nor is it necessarily indicative of future operating results of CIFC. The pro forma combined financial information for the years ended December 31, 2011 and 2010 does not give effect to the application of ASC Topic 810 for the period prior to the Merger as it relates to the CIFC CLOs and for the period prior to the CNCIM Acquisition as it relates to the four CNCIM CLOs. In addition, the pro forma combined financial information for the year ended December 31, 2010 does not give effect to the Legacy CIFC acquisition of CypressTree for the period prior to the December 1, 2010 acquisition.

	(Unaudited) For the year ended December 31,
	2011	2010
	(In thousands, except per share data)
Total net revenues	$23,192	$43,954
Total expenses	(58,326)	(68,080)
Total net other income (expense) and gain (loss)	(3,560)	(7,980)
Total net results of Consolidated Variable Interest Entities	(288,170)	(59,184)
Total income tax (expense) benefit	(12,196)	65,797

Net loss	$(339,060)	$(25,493)
Net income (loss) attributable to CIFC Corp.	$(27,898)	$75,482
Net income (loss) attributable to CIFC Corp. per share—basic	$(1.37)	$3.69
Net income (loss) attributable to CIFC Corp. per share—diluted	$(1.37)	$3.14

4.     CLOS AND CONSOLIDATED VARIABLE INTEREST ENTITIES

Collateralized Loan Obligations

        The term CLO (which for purposes of the discussion in this section also includes the term CDO unless otherwise noted) generally refers to a special purpose vehicle that owns a portfolio of investments (SSCLs in the case of CLOs and typically asset-backed or other securities in the case of CDOs) and issues various tranches of debt and subordinated note securities to finance the purchase of those investments. The investment activities of a CLO are governed by extensive investment guidelines, generally contained within a CLO's "indenture" and other governing documents which limit, among other things, the CLO's maximum exposure to any single industry or obligor and limit the ratings of the CLO's assets. Most CLOs have a defined investment period which they are allowed to make investments and reinvest capital as it becomes available.

CIFC CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        CLOs typically issue multiple tranches of debt and subordinated note securities with varying ratings and levels of subordination to finance the purchase of investments. These securities receive interest and principal payments from the CLO in accordance with an agreed upon priority of payments, commonly referred to as a "waterfall." The most senior notes, generally rated AAA/Aaa, commonly represent the majority of the total liabilities of the CLO. This tranche of notes is issued at a specified spread over LIBOR and normally has the first claim on the earnings on the CLO's investments after payment of certain fees and expenses. The mezzanine tranches of rated notes generally have ratings ranging from AA/Aa to BB/Ba and also are usually issued at a specified spread over LIBOR with higher spreads paid on the tranches with lower ratings. Each tranche is typically only entitled to a share of the earnings on the CLOs' investments if the required interest and principal payments have been made on the more senior tranches. The most junior tranche can take the form of either subordinated notes or preference shares and is referred to as the CLO's "subordinated notes." The subordinated notes generally do not have a stated coupon but are entitled to residual cash flows from the CLOs' investments after all of the other tranches of notes and certain other fees and expenses are paid. The majority of the subordinated notes of the CLOs we manage are owned by third parties. Other than our ownership of all of the subordinated notes of DFR MM CLO prior to our February 7, 2011 sale of these investments, we own portions of the subordinated note tranches of certain of the other CLOs we manage. Our two principal stockholders own, either directly or indirectly, subordinated notes in ten of the Consolidated CLOs and two CLOs which we manage but do not consolidate.

        CLOs, which are designed to serve as investments for third party investors, generally have an investment manager that selects and actively manages the underlying assets to achieve target investment performance, including avoidance of loss. In exchange for these services, CLO managers typically receive three types of investment advisory fees: senior management fees, subordinated management fees and incentive fees. CLOs also generally appoint a trustee, custodian and collateral administrator, who are responsible for holding a CLO's investments, collecting investment income and distributing that income in accordance with the waterfall.

Consolidated Variable Interest Entities

  Consolidated CLOs

        We consolidated the 21 Consolidated CLOs with assets of $8.0 billion and non-recourse liabilities of $7.7 billion into our consolidated financial statements as of December 31, 2011. Although we consolidate 100% of the assets, liabilities and subordinated notes of the Consolidated CLOs, our maximum exposure to loss related to the Consolidated CLOs is limited to our investments and beneficial interests in the Consolidated CLOs ($7.0 million and $9.3 million as of December 31, 2011 and December 31, 2010, respectively), our investment advisory fee receivables from the Consolidated CLOs ($2.1 million and $1.2 million as of December 31, 2011 and December 31, 2010, respectively), and our future investment advisory fees, all of which are eliminated upon consolidation.

        The assets of each of the Consolidated CLOs are held solely as collateral to satisfy the obligations of the Consolidated CLOs. We do not own and have no right to the benefits from, nor do we bear the risks associated with, the assets held by the Consolidated CLOs, beyond our minimal direct investments and beneficial interests in, and investment advisory fees generated from, the Consolidated CLOs. If CIFC were to liquidate, the assets of the Consolidated CLOs would not be available to our general creditors, and as a result, we do not consider them our assets. Additionally, the investors in the Consolidated CLOs have no recourse to our general assets for the debt issued by the Consolidated CLOs. Therefore, this debt is not our obligation.

CIFC CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        We have elected the fair value option for all assets and liabilities of the Consolidated CLOs. We have determined that, although the subordinated notes of the Consolidated CLOs have certain characteristics of equity, they are recorded as debt on our consolidated balance sheets, as the subordinated notes have a stated maturity indicating a date on which they are mandatorily redeemable and redemption is required only upon liquidation or termination of the CLO and not upon liquidation or termination of CIFC.

        Net losses recorded for the Consolidated CLOs are not indicative of the cash flow distributions we receive from the Consolidated CLOs. For the years ended December 31, 2011 and 2010, net losses of $311.2 million and $101.0 million, respectively, were recorded within our consolidated statements of operations related to the Consolidated CLOs.

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

	For the year ended December 31,
	2011	2010
	(In thousands)
Investment advisory fees	$43,142	$18,453
Interest on debt investments	139	224
Subordinated note distributions	3,088	1,429

Total cash flow distributions	$46,369	$20,106

  DFR MM CLO

        Prior to the sale of our investments in and our rights to manage the DFR MM CLO, we consolidated the DFR MM CLO since its inception in 2007 and did not elect the fair value option for the assets and liabilities of DFR MM CLO. Although we consolidated 100% of the assets and liabilities of DFR MM CLO, our maximum exposure to loss on our investment in this entity had been limited to our initial investment of $69.0 million ($50.0 million of subordinated notes and $19.0 million of debt). The economic impact of our investments in DFR MM CLO had been determined by the cash distributed to us on our investment therein which, from the date of our initial investment through December 31, 2011, totaled $52.2 million on our subordinated notes investment and $4.8 million in interest on our debt investment. See Note 19 for additional information regarding the February 2012 sale of our investments in and our rights to manage the DFR MM CLO. The DFR MM CLO's debt holders had recourse only to the assets of the DFR MM CLO and not to our general assets.

        As a result of the pending sale of our investments in and our rights to manage the DFR MM CLO, as of September 30, 2011, we determined we no longer intended to hold the loans within DFR MM CLO to maturity, and all loans held within DFR MM CLO were reclassified to loans held for sale from loans held for investment. Both loans held for sale and loans held for investment are components of loans, net of allowance for loan losses, as reflected on the consolidated balance sheet. See Note 6 for additional information regarding the reclassification of the loans within DFR MM CLO to held for sale. The long-term debt of DFR MM CLO is carried at par. We consolidated assets of $130.3 million and liabilities of $93.6 million related to DFR MM CLO as of December 31, 2011.

        For the years ended December 31, 2011 and 2010, we recorded a net loss of $14.7 million and net income of $16.8 million, respectively, in net gain (loss) from activities of Consolidated VIEs within our consolidated statements of operations related to the DFR MM CLO.

        We received cash flow distributions from the DFR MM CLO consisting of interest on our debt investment and distributions on our subordinated note investment, which were eliminated in consolidation. The following

CIFC CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

table presents the components of the cash flow distributions received from the DFR MM CLO before eliminations:

	For the year ended December 31,
	2011	2010
	(In thousands)
Interest on debt investment	$824	$836
Subordinated note distributions	13,452	14,777

Total cash flow distributions	$14,276	$15,613

Warehouse SPV

        We have consolidated the Warehouse SPV since its inception during the second quarter of 2011. We consolidated assets of $46.5 million and liabilities of $0.6 million related to the Warehouse SPV as of December 31, 2011. Although we consolidated all of the assets and liabilities of the Warehouse SPV, our maximum exposure to loss was limited to our investment in this entity, which was $46.5 million as of December 31, 2011. For the year ended December 31, 2011, we recorded net income of $0.9 million in our consolidated statements of operations for the Warehouse SPV. See Note 7 for more information on the Warehouse SPV and its investment, the Warehouse TRS.

5. FAIR VALUE OF FINANCIAL INSTRUMENTS

  Assets and liabilities measured at fair value on a recurring basis

        The following tables present the financial instruments carried at fair value on a recurring basis, by caption in the consolidated balance sheets and by level within the ASC Topic 820 valuation hierarchy:

	December 31, 2011
	Level 1	Level 2	Level 3	Carrying Value
	(In thousands)
Assets
Investments and derivative assets of Consolidated Variable Interest Entities
Loans	$—	$7,327,141	$19,729	$7,346,870
Corporate bonds	—	—	154,096	154,096
Other	—	—	47,806	47,806
Derivative assets	—	—	5,281	5,281

Total investments and derivative assets of Consolidated Variable Interest Entities	—	7,327,141	226,912	7,554,053

Total Assets	$—	$7,327,141	$226,912	$7,554,053

Liabilities
Derivative liabilities	$—	$—	$—	$—
Contingent liabilities at fair value	—	—	39,279	39,279

Total liabilities at fair value	—	—	39,279	39,279
Liabilities at fair value of Consolidated Variable Interest Entities
Derivative liabilities	—	6,252	—	6,252
Long-term debt	—	—	7,559,568	7,559,568

Total liabilities of Consolidated Variable Interest Entities	—	6,252	7,559,568	7,565,820

Total Liabilities	$—	$6,252	$7,598,847	$7,605,099

CIFC CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2010
	Level 1	Level 2	Level 3	Carrying Value
	(In thousands)
Assets
Investments at fair value	$—	$263,634	$2,429	$266,063

Total investments and derivative assets at fair value	—	263,634	2,429	266,063
Investments and derivative assets of Consolidated Variable Interest Entities
Loans	—	3,574,948	31,476	3,606,424
Corporate bonds	—	175,899	14,032	189,931
Other	—	1,965	23,103	25,068
Derivative assets	—	—	259	259

Total investments and derivative assets of Consolidated Variable Interest Entities	—	3,752,812	68,870	3,821,682

Total Assets	$—	$4,016,446	$71,299	$4,087,745

Liabilities
Derivative liabilities	$—	$—	$11,155	$11,155

Total liabilities at fair value	—	—	11,155	11,155
Liabilities at fair value of Consolidated Variable Interest Entities
Derivative liabilities	—	2,728	—	2,728
Long-term debt	—	3,460,493	202,844	3,663,337

Total liabilities of Consolidated Variable Interest Entities	—	3,463,221	202,844	3,666,065

Total Liabilities	$—	$3,463,221	$213,999	$3,677,220

  Changes in Level 3 recurring fair value measurements

        The following tables summarize the changes in financial asset and liabilities measured at fair value classified within Level 3 of the valuation hierarchy. Net realized and unrealized gains (losses) for Level 3 financial assets and liabilities measured at fair value are included within net gain (loss) on investments, loans,

CIFC CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

derivatives and liabilities and net gain (loss) from activities of Consolidated Variable Interest Entities in the consolidated statements of operations.

	Level 3 Financial Assets at Fair Value
	Year ended December 31, 2011
		Investment and Derivative Assets of Consolidated Variable Interest Entities
	Investments and derivative assets at fair value
		Loans		Corporate Bonds	Other		Derivative Assets	Total
	(In thousands)
Estimated fair value, beginning of period	$2,429	$31,476		$14,032	$23,103		$259	$71,299
Transfer in due to consolidation or acquisition	—	1,160		239	12,830		276	14,505
Purchases	—	9,763		3,124	40		—	12,927
Sales	(2,140)	—		(2,270)	(23,215)		(93)	(27,718)
Issuances	—	—		—	—		—	—
Settlements	(260)	(26,760)		(7,094)	—		—	(34,114)
Net realized/unrealized gains (losses)	(29)	788		1,463	3,376		(3,393)	2,205
Net transfers in (out) of Level 3	—	3,302	(1)	144,602 (2)	31,672	(2)	8,232 (3)	187,808

Estimated fair value, end of period	$—	$19,729		$154,096	$47,806		$5,281	$226,912

	Level 3 Financial Assets at Fair Value
	Year ended December 31, 2010
		Investment and Derivative Assets of Consolidated Variable Interest Entities
	Investments and derivative assets at fair value
		Loans		Corporate Bonds		Other		Derivative Assets	Total
	(In thousands)
Estimated fair value, beginning of period	$2,841	$20,070		$12,890		$477		$89	$36,367
Transfer in due to consolidation or acquisition	—	1,497		3,390		11,641		10	16,538
Purchases, (sales), issuances, (settlements), net	(2,080)	(354)		(4,986)		—		—	(7,420)
Net realized/unrealized gains (losses)	(761)	562		3,279		3,909		160	7,149
Net transfers in (out) of Level 3	2,429 (4)	9,701	(1)	(541	)(5)	7,076	(6)		18,665

Estimated fair value, end of period	$2,429	$31,476		$14,032		$23,103		$259	$71,299

(1)
The net transfers in to Level 3 represent positions which were valued using internally developed models as of December 31, 2011 and 2010 and were previously valued using either the composite of the mid-point in the bid-ask spread of broker quotes or based on the composite price of a different tranche in the same or similar security. These transfers in were partially offset by transfers out of positions which were valued using either the composite of the mid-point in the bid-ask spread of broker quotes or based on the composite price of a different tranche in the same or similar security as of December 31, 2011 and 2010 and were previously valued using internally developed models.
(2)
The transfers into Level 3 are the result of a change in valuation methodology for corporate bonds and investments in CLOs as management concluded certain of the inputs to the valuation of these investments may not be observable in the market.

CIFC CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3)
The transfers into Level 3 represent positions which were valued using internally developed models as of December 31, 2011 and were previously valued using the composite of the mid-point in the bid-ask spread of broker quotes.
(4)
The transfers into Level 3 represent certain RMBS holdings valued by broker quotes as of December 31, 2010 that were previously valued using a modeled valuation utilizing inputs observable in the market.
(5)
The net transfers out of Level 3 represent positions valued at a composite of the mid-point in the bid-ask spread of broker quotes as of December 31, 2010. These positions were previously valued in a single broker quote.
(6)
The net transfers into Level 3 represent positions which were valued using internally developed models as of December 31, 2010 and were previously valued using the composite of the mid-point in the bid-ask spread of broker quotes. These transfers were partially offset by transfers out of positions which were valued using the composite of the mid-point in the bid-ask spread of broker quotes as of December 31, 2010 and were previously valued using internally developed models.

	Level 3 Financial Liabilities at Fair Value
	Year ended December 31, 2011
	Derivative Liabilities		Contingent Liabilities		Long-term Debt of Consolidated Variable Interest Entities		Total
	(In thousands)
Estimated fair value, beginning of period	$11,155		$—		$202,844		$213,999
Transfer in due to consolidation or acquisition	—		—		265,032		265,032
Purchases	—		39,037	(1)	18,000		57,037
Sales	—		—				—
Issuances	—		—				—
Settlements	(3,947	)(2)	(7,227)		(76,802)		(87,976)
Net realized/unrealized (gains) losses	(7,208)		7,469		144,385		144,646
Net transfers in (out) of Level 3	—		—		7,006,109	(3)	7,006,109

Estimated fair value, end of period	$—		$39,279		$7,559,568		$7,598,847

	Level 3 Financial Liabilities at Fair Value
	Year ended December 31, 2010
	Derivative Liabilities	Contingent Liabilities	Long-term Debt of Consolidated Variable Interest Entities	Total
	(In thousands)
Estimated fair value, beginning of period	$—	$364	$45,414	$45,778
Transfer in due to consolidation or acquisition	—		62,622	62,622
Purchases, (sales), issuances, (settlements), net	6,889	(354)	(2,387)	4,148
Net realized/unrealized (gains) losses	4,266	(10)	97,195	101,451
Net transfers in (out) of Level 3	—	—	—	—

Estimated fair value, end of period	$11,155	$—	$202,844	$213,999

(1)
Includes the $19.8 million of contingent deferred payments to CIFC Parent as consideration for the Merger and the $19.3 million in contingent liabilities assumed as a result of the Merger.
(2)
Represent the movement of our Embedded Derivative to additional paid-in capital during the year upon the expiration of the anti-dilution provisions causing the conversion feature on our Convertible Notes to no longer be deemed an embedded derivative.

CIFC CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3)
The transfers into Level 3 are the result of a change in valuation methodology of the debt of the Consolidated CLOs to an internally developed model using significant unobservable inputs from an externally developed model.

  Assets measured at fair value on a nonrecurring basis

        Certain assets are measured at fair value on a nonrecurring basis, meaning that the instruments are measured at fair value only in certain circumstances (for example, when held at the lower of cost or fair value). As of September 30, 2011, all loans held within DFR MM CLO were reclassified to loans held for sale from loans held for investment since, as of such date, we no longer intended to hold the loans within DFR MM CLO to maturity (as disclosed within Note 6).

        The following table presents the financial instruments measured at fair value on a nonrecurring basis, by caption in the consolidated balance sheets and by level within the ASC Topic 820 valuation hierarchy:

	Level 1	Level 2	Level 3		Carrying Value
	(In thousands)
December 31, 2011:
Loans held for sale	$—	$—	$99,595	(1)	$99,595

December 31, 2010:
Loans held for sale	$—	$1,133	$62		$1,195

(1)
Represents the loans held within DFR MM CLO. The December 31, 2011 carrying value of the loans held for sale within DFR MM CLO was reduced to $12.0 million below its lower of cost or estimated fair value carrying amounts in order to reflect our consolidated net equity position for DFR MM CLO at the net amount expected to be realized upon the sale of our investments in and our rights to manage the DFR MM CLO for $36.5 million.

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

CIFC CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The carrying amounts and estimated fair values of our financial instruments for which the disclosure of fair values is required, were as follows:

	As of December 31, 2011		As of December 31, 2010
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(In thousands)		(In thousands)
Financial assets:
Cash and cash equivalents(1)	$35,973	$35,973	$50,106	$50,106
Restricted cash and cash equivalents(1)	2,229	2,229	500	500
Investments and derivative assets at fair value(2)	—	—	266,063	266,063
Other investments(3)	570	570	637	637
Loans, net of allowance for loan losses(2)	—	—	62	62
Financial assets of Consolidated Variable Interest Entities:
Restricted cash and cash equivalents(1)	512,495	512,495	330,195	330,195
Investments and derivative assets at fair value(2)	7,554,053	7,554,053	3,821,682	3,821,682
Loans, net of allowance for loan losses(2)(3)	99,595	99,595	237,628	221,601
Financial liabilities:
Repurchase agreements(1)	—	—	246,921	246,921
Derivative liabilities(2)	—	—	11,155	11,155
Deferred purchase payments(4)	8,221	8,221	4,654	4,654
Contingent liabilities at fair value(5)	39,279	39,279	—	—
Long-term debt:
Convertible Notes(6)	17,454	20,794	16,805	18,409
Junior Subordinated Notes(6)(7)	120,000	40,302	120,000	36,525
Financial liabilities of Consolidated Variable Interest Entities:
Derivative liabilities(2)	6,252	6,252	2,728	2,728
Long-term debt:
DFR MM CLO(6)	93,269	86,955	205,673	194,363
Consolidated CLOs(2)	7,559,568	7,559,568	3,663,337	3,663,337

(1)
Carrying amounts approximate the fair value due to the short-term nature of these instruments.
(2)
The estimated fair values were determined in accordance with ASC Topic 820.
(3)
It was not practicable to estimate the fair value of certain loans and other investments because they are not traded in an active market; therefore, the carrying value has been used as an approximation of fair value for other investments with a carrying value of $0.6 million as of December 31, 2011 and December 31, 2010 and loans with a carrying value of $38.3 million as of December 31, 2010. If an independent pricing service cannot provide fair value estimates for a given loan, we may determine estimated fair value based on some or all of the following: (a) current financial information of the borrowing company and performance against its operating plan; (b) changes in the fair value of collateral supporting the loan; (c) changes to the market for the borrowing company's service or product and (d) present value of projected future cash flows. The December 31, 2011 carrying value of the loans held for sale (which were all held within DFR MM CLO) was reduced to $12.0 million below its lower of cost or estimated fair value carrying amounts in order to reflect our consolidated net equity position for DFR MM CLO at the net amount expected to be realized upon the sale of our investments in and our rights to manage the DFR MM CLO for $36.5 million.
(4)
The carrying amount approximates fair value. This represents the fixed deferred purchase payments payable to DFR Holdings as part of the consideration for the CNCIM Acquisition and the fixed deferred purchase payments payable to CIFC Parent as part of the Merger consideration.

CIFC CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5)
The estimated fair values were determined in accordance with ASC Topic 820. This represents the contingent liabilities payable to CIFC Parent related to the Merger and contingent liabilities assumed in the Merger payable to others based on future management fees earned on certain CLOs managed by CIFCAM and CypressTree.
(6)
The estimated fair values of the long-term debt were calculated utilizing comparable market data and internal and external models.
(7)
Junior Subordinated Notes includes both our March and October Junior Subordinated Notes (defined in Note 12).

        The following table presents the net realized and unrealized gains (losses) on investments at fair value as reported in our consolidated statements of operations:

	For the year ended December 31,
	2011	2010
	(In thousands)
Net realized gains (losses)	$1,541	$(10,944)
Net unrealized gains (losses)	668	12,354

Total net gains (losses)(1)	$2,209	$1,410

Consolidated Variable Interest Entities:
Net realized gains (losses)	$84,010	$48,588
Net unrealized gains (losses)	(240,759)	122,045

Total net gains (losses)(2)	$(156,749)	$170,633

(1)
Included within net gain (loss) on investments, loans, derivatives and liabilities.
(2)
Included within net gain (loss) from activities of Consolidated Variable Interest Entities.

6. LOANS AND LOANS HELD FOR SALE

  Loans previously held for investment

        The majority of our loans held for investment have historically been held in DFR MM CLO. As of September 30, 2011, all loans held within DFR MM CLO were reclassified to loans held for sale from loans held for investment since, as of such date, we no longer intended to hold the loans within DFR MM CLO to maturity. We recorded a provision for loan losses of $7.5 million during the year ended December 31, 2011 to reflect the valuation change on these loans from amortized cost less a provision for loan losses to lower of cost or fair value as a result of the reclassification. During the year ended December 31, 2011, we transferred loans held for investment to loans held for sale with a carrying value of $145.4 million. As of December 31, 2011, we have no loans held for investment. As of December 31, 2010, loans held for investment totaled $236.5 million, net of a $9.7 million allowance for loan losses.

CIFC CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        We historically evaluated each of our loans held for investment individually for impairment at each reporting date. The following table summarizes the activity within our allowance for loan losses:

	For the year ended December 31,
	2011	2010
	(In thousands)
Allowance for loan losses at beginning of period	$9,676	$15,889
Provision for loan losses	15,433	8,198
Charge-offs(1)	(1,731)	(14,369)
Recoveries	(20)	(8)
Transfers to loans held for sale	(23,358)	(34)

Allowance for loan losses at end of period	$—	$9,676

(1)
Charge-offs of $0.4 million for the year ended December 31, 2011 and $7.1 million for the year ended December 31, 2010 relate to fully reserved loans not held within a consolidated VIE.

        Two loans which were previously classified in our held for investment portfolio were restructured during the year ended December 31, 2011 which qualified as troubled debt restructurings under ASC Topic 310. These troubled debt restructurings occurred during the first quarter of 2011 and related to one first lien loan and one second lien loan we held with the same creditor. The first lien loan was fully reinstated in the restructuring with past due interest capitalized into the principal outstanding of the loan. The interest rate on the loan decreased and the maturity date was extended by one year. We also received equity in the creditor as part of the restructuring. We evaluated whether further provision for loan losses for this loan was required as a result of the restructuring during the first quarter of 2011, and noted no further provision was required and the loan continued to have a carrying value of $8.1 million. During the second quarter of 2011, the first lien loan was deemed to require an additional $1.7 million of provision for loan losses, reducing the carrying value to $6.4 million. The second lien loan was exchanged entirely for equity and we charged-off the remaining carrying value of the second lien loan of $0.1 million during the first quarter 2011.

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

CIFC CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following table provides supplemental information regarding impaired loans by class of loan as of December 31, 2010:

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

CIFC CORP. AND ITS SUBSIDIARIES

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

        The following table provides supplemental information regarding loans held for investment on nonaccrual status by class of loan as of December 31, 2010:

	First Lien	Second Lien	Mezzanine	Total
Recorded investments in loans on nonaccrual status(1) (in thousands)	$10,907	$6,498	$—	$17,405

Average days past due of loans on nonaccrual status	340	122	—	252

(1)
Investments in loans on nonaccrual status are reported net of respective allowances for loan losses. As of December 31, 2010, all loans held for investment which are greater than 90-days delinquent are on nonaccrual status.

  Loans held for sale

        Loans classified as held for sale and carried at the lower of cost or estimated fair value totaled $99.6 million as of December 31, 2011. As of December 31, 2011, all loans held for sale represent loans held within DFR MM CLO. The December 31, 2011 carrying value of the loans held for sale within DFR MM CLO was reduced to $12.0 million below its lower of cost or estimated fair value carrying amounts in order to reflect our consolidated net equity position for DFR MM CLO at the net amount expected to be realized upon the sale of our investments in and our rights to manage the DFR MM CLO for $36.5 million. On February 7, 2012, we completed this sale. See Note 19 for additional information. Loans classified as held for sale and carried at the lower of cost or estimated fair value totaled $1.2 million, net of a valuation allowance of $0.6 million as of December 31, 2010

        For the years ended December 31, 2011 and 2010, we did not recognize $2.3 million and $5.2 million, respectively, of interest income earned, but not yet received, on loans held for investment and loans held for sale as a result of the placement of certain of these loans on non-accrual status. We hold certain loans that settle interest accruals by increasing the outstanding principal balance of the loan. For the years ended December 31, 2011 and 2010, we settled interest receivables through increases to the loans' outstanding principal balances in the amount of $0.9 million and $3.6 million, respectively.

CIFC CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Our loans held for sale and loans classified as investments at fair value are diversified over many industries, primarily as a result of industry concentration limits outlined in the indentures of each CLO, and as such we do not believe we have any significant concentration risk associated with the composition of the loan portfolio.

7.     DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

        The following table is a summary of our derivative instruments:

	Number of Contracts	Notional Amount	Assets	Liabilities	Net Fair Value
		(In thousands)
December 31, 2011:
Warrants	2	n/a	$—	$—	$—

Total derivatives	2	$—	$—	$—	$—

Derivatives of Consolidated Variable Interest Entities:
Warrants	11	n/a	$67	$—	$67
Total return swap	1	218,925	—	(650)	(650)
Unfunded debt commitments	6	99,967	5,214	—	5,214
Unfunded loan commitments	16	83,281	—	(5,602)	(5,602)

Total derivatives of Consolidated Variable Interest Entities	34	$402,173	$5,281	$(6,252)	$(971)

December 31, 2010:
Warrants	2	n/a	$—	$—	$—
Embedded Derivative	1	n/a	—	(11,155)	(11,155)

Total derivatives	3	$—	$—	$(11,155)	$(11,155)

Derivatives of Consolidated Variable Interest Entities:
Interest rate swap	1	$74,200	$—	$(2,728)	$(2,728)
Warrants	10	n/a	259	—	259

Total derivatives of Consolidated Variable Interest Entities	11	$74,200	$259	$(2,728)	$(2,469)

n/a—not applicable

        The following table is a summary of the net gain (loss) on derivatives included in net gain (loss) on investments, loans, derivatives and liabilities in the consolidated statements of operations:

	For the year ended December 31,
	2011	2010
	(In thousands)
Interest rate swaps	$—	$(6)
Embedded Derivative	7,208	(4,266)

Net gain (loss) on derivatives	$7,208	$(4,272)

CIFC CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following table is a summary of the net gain (loss) on derivatives included in net gain (loss) from activities of Consolidated Variable Interest Entities in the consolidated statements of operations:

	For the year ended December 31,
	2011	2010
	(In thousands)
Interest rate swaps	$(15)	$(779)
Warrants	(375)	160
Total return swap	832	—
Unfunded debt commitments	(272)	—
Unfunded loan commitments	(1,161)	—
Credit default swaps	—	6

Net gain (loss) on derivatives	$(991)	$(613)

  Total Return Swap

        During the second quarter of 2011, we entered into a total return swap (the Warehouse TRS) agreement with Citibank through the Warehouse SPV. The reference obligations under the Warehouse TRS agreement were SSCL exposures that we accumulated and were ultimately included within CIFC CLO 2011-I, the new CLO launched during January 2012 and managed by CIFCAM. See Note 19 for additional information on the settlement of our obligations under the Warehouse TRS and the launch of CIFC CLO 2011-I. As of December 31, 2011 the notional amount of SSCLs included as reference obligations of the Warehouse TRS was $218.9 million. Under the Warehouse TRS, we received the income on the reference obligations (including gains on terminated reference obligations) and paid Citibank an amount equal to LIBOR plus an agreed upon margin on the outstanding notional amount of the reference obligations and losses on terminated reference obligations. During the second quarter of 2011, we sold Citibank SSCL's of $12.9 million at fair value which became reference obligations under the Warehouse TRS. Under the terms of the Warehouse TRS, Citibank was not required to purchase these SSCLs and was not required to continue to hold these SSCLs or sell them to CIFC at any point in the future.

        The maximum notional amount of reference obligations under the Warehouse TRS was $350.0 million, subject to certain conditions, including our continuing obligation to provide cash collateral in respect of the reference obligations. As of December 31, 2011, we had $46.5 million of cash posted as collateral under the Warehouse TRS, which is included within restricted cash and cash equivalents of consolidated variable interest entities on our consolidated balance sheets. Under the terms of the Warehouse TRS, we were not required to post any additional cash collateral unless we increased the notional amount of the reference obligations under the Warehouse TRS or if the aggregate market value of the reference obligations were to fall below a specified threshold. In the event we failed to post additional cash collateral, Citibank would have had certain rights to unwind the Warehouse TRS.

  Embedded Derivative

        Our Convertible Notes contain a conversion feature with certain antidilution provisions that caused the conversion feature to be deemed an embedded derivative instrument until the expiration of the antidilution provisions in December 2011 when the fair value of the Embedded Derivative was reclassified to additional paid-in capital. See Note 12 for additional discussion concerning our Convertible Notes and the Embedded Derivative.

  Interest Rate Swaps

        With respect to our Consolidated CLOs, interest rate swaps may be entered into by a CLO to protect it from a mismatch between any fixed interest rates on its assets and the floating interest rates on its debt. The

CIFC CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

interest rate swap held in the Consolidated CLOs matured during the year ended December 31, 2011. The weighted average fixed rate payable on the interest rate swap in our Consolidated CLOs as of December 31, 2010 was 5.96%.

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

8.     NET GAIN (LOSS) ON INVESTMENTS, LOANS, DERIVATIVES AND LIABILITIES AND NET GAIN (LOSS) FROM ACTIVITIES OF CONSOLIDATED VARIABLE INTEREST ENTITIES

        The following table is a summary of the components of our net gain (loss) on investments, loans, derivatives and liabilities:

	For the year ended December 31,
	2011	2010
	(In thousands)
Net gain (loss) on investments at fair value	$2,209	$1,410
Net gain (loss) on liabilities at fair value	(7,469)	14
Net gain (loss) on loans	(38)	1,801
Net gain (loss) on derivatives	7,208	(4,272)

Net gain (loss) on investments, loans, derivatives and liabilities	$1,910	$(1,047)

        The following table is a summary of the components of our net gain (loss) on activities of Consolidated Variable Interest Entities:

	For the year ended December 31,
	2011	2010
	(In thousands)
Interest income	$310,708	$159,084
Interest expense	61,123	32,389

Net interest income	249,585	126,695
Provision for loan losses	15,413	8,190

Net interest income after provision for loan losses	234,172	118,505
Net gain (loss) on investments at fair value	(156,749)	170,633
Net gain (loss) on liabilities at fair value	(347,771)	(351,544)
Net gain (loss) on loans	(10,119)	6,650
Net gain (loss) on derivatives	(991)	(613)
Dividend and other income gain (loss)	(1)	1,409

Net gain (loss) from activities of Consolidated Variable Interest Entities	$(281,459)	$(54,960)

CIFC CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.     EQUIPMENT AND IMPROVEMENTS

        Equipment and improvements consisted of the following:

		December 31,
	Estimated initial useful life
		2011	2010
	(In years)	(In thousands)
Equipment and computer software	3 - 5	$1,430	$1,317
Leasehold improvements	11	1,393	1,289
Office furniture and fixtures	7	728	675
Construction-in-progress	n/a	57	—

		3,608	3,281
Less accumulated depreciation		(1,911)	(1,360)

Equipment and improvements, net		$1,697	$1,921

        Depreciation expense related to equipment and improvements totaled $0.6 million and $6.4 million for the years ended December 31, 2011 and 2010, respectively.

        On November 27, 2009, we entered into an amendment to our prior office lease agreement related to our Rosemont, Illinois office dated July 11, 2005. Pursuant to the amendment, on April 30, 2010, we relocated to a new space in the same building. In connection with the relocation, we recognized an acceleration of depreciation and amortization expense related to certain leasehold improvements and equipment as a result of a shorter estimated useful life of those assets which we abandoned. The total impact of the acceleration of the depreciation and amortization expense was approximately $6.9 million, which we expensed ratably from the date the amendment was signed (November 27, 2009) to the date on which we vacated our prior office space (April 30, 2010). The impact of the accelerated depreciation was $5.5 million for the year ended December 31, 2010. During the year ended December 31, 2010, we invested $1.8 million in additions to leasehold improvements, equipment, and furniture and fixtures related to the new space.

        As of December 31, 2011, $1.6 million of net equipment and improvements relate to items located in our Rosemont, Illinois office. In March 2012 we reached an agreement with the landlord to terminate the lease on our Rosemont, Illinois office as our operations have been moved to Legacy CIFC's offices in New York, New York, now our headquarters. See Note 19 for additional information on this agreement. As of December 31, 2011, $0.1 million of net equipment and improvements relate to items located in our New York, New York headquarters, including construction-in progress related to the relocation of our headquarters to new space in the same building. See Note 18 for additional information regarding the new headquarters.

CIFC CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.   INTANGIBLE ASSETS AND GOODWILL

        Intangible assets consisted of the following:

	Weighted-Average Remaining Estimated Useful Life	Gross Carrying Amount(1)	Accumulated Amortization	Net Carrying Amount
	(In years)	(In thousands)
December 31, 2011:
Finite-lived intangible assets:
Investment management contracts	6	$76,748	$25,362	$51,386
Technology	1	7,706	5,991	1,715
Non-compete agreements	6	2,065	748	1,317
Trade name	9	1,250	94	1,156

Total intangible assets		$87,769	$32,195	$55,574

December 31, 2010:
Finite-lived intangible assets:
Investment management contracts	8	$31,006	$11,666	$19,340
Technology	2	6,886	4,170	2,716
Non-compete agreements	3	759	550	209

Total finite-lived intangible assets		38,651	16,386	22,265

Indefinite-lived intangible assets:
Trade name	n/a	1,104	—	1,104

Total intangible assets		$39,755	$16,386	$23,369

(1)
Gross carrying amounts exclude any amounts related to impaired assets.

n/a—not applicable

        During the year ended December 31, 2011, we acquired intangible assets of $46.5 million related to investment management contracts, $1.4 million related to non-compete agreements, $1.3 million related to the "Commercial Industrial Finance Corp." and "CIFC" trade names and $0.8 million related to technology as part of the Merger discussed in Note 3. During the year ended December 31, 2010, we acquired intangible assets of $10.9 million related to investment management contracts and $0.2 million related to non-compete agreements as part of the CNCIM Acquisition discussed in Note 3. The remainder of our intangible assets resulted from our 2007 acquisition of Deerfield.

        During the years ended December 31, 2011 and 2010, we recorded impairment charges on intangible assets of $1.8 million and $2.6 million, respectively, on the consolidated statements of operations. During the second quarter of 2011, we determined we would no longer utilize the "Deerfield Capital Management" trade name to launch new investment products. As a result, we recorded a $1.1 million impairment charge related to the "Deerfield Capital Management" trade name. In addition, during the year ended December 31, 2011, we recorded $0.7 million in impairment charges on certain ABS CDOs we manage, primarily as a result of declines in assets under management of these CDOs resulting in decreased expected future investment advisory fee revenues. We do not believe these impairments represent an indication of goodwill impairment as our core CLO asset management operations have not been impacted by the factors which caused the impairment of the trade name or the intangible assets associated with the ABS CDOs. Impairment charges during the year ended December 31, 2010 consist of a $2.4 million charge related to the September 30, 2010 sale of the portfolio management product known as Return Profile Management ("RPM") to our former Chief Operating Officer where we ceased management of our separately managed accounts related to the RPM strategy and a $0.2 million charge related to an ABS CDO contract as a result of the removal of DCM as the collateral manager of the ABS CDO.

CIFC CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        For the years ended December 31, 2011 and 2010, we recorded amortization of intangible assets of $15.9 million and $6.2 million, respectively. None of the finite-lived intangible assets have a residual value.

        The following table presents expected amortization expense of the existing finite-lived intangible assets:

(In thousands)
2012	$17,349
2013	13,541
2014	9,443
2015	6,114
2016	4,224
Thereafter	4,903

$55,574

        The following table presents the changes in carrying amount of goodwill for the years ended December 31, 2011 and 2010:

(In thousands)
Balance as of January 1, 2010:
Goodwill	$98,126
Accumulated impairment losses	(98,126)

—

Acquisition of CNCIM(1)	11,323

Balance as of December 31, 2010:
Goodwill	109,449
Accumulated impairment losses	(98,126)

11,323

Merger with Legacy CIFC	56,601

Balance as of December 31, 2011:
Goodwill	166,050
Accumulated impairment losses	(98,126)

$67,924

(1)
Goodwill from the CNCIM Acquisition was initially allocated between our Investment Management and Principal Investing segments. As a result of the changes in our internal management and reporting structure during 2011 we determined we have only one reportable segment and therefore all goodwill is allocated to this one reporting segment for which our goodwill is tested for impairment.

        During the years ended December 31, 2011 and 2010, we added $56.6 million and $11.3 million, respectively, to goodwill related to the Merger and the CNCIM Acquisition.

        For purposes of reviewing impairment and recoverability of goodwill we must make various assumptions regarding estimated future cash flows and other factors in determining the fair value of our overall reporting unit. We perform our annual impairment review in the fourth quarter of each year.

        In evaluating the recoverability of goodwill, we derive the fair value of our overall reporting unit utilizing both the income and market approaches. We placed more weight on the income approach as we believe this method provides the best approximation of fair value. Under the income approach we make various assumptions regarding estimate future cash flows and other factors in determining the fair value of the reporting unit. Under the market approach, we determined the fair value of the reporting unit based on multiples of EBITDA of comparable publicly-traded companies and guideline acquisitions.

CIFC CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Based on our annual impairment review performed on December 31, 2011, we determined that none of the goodwill recorded on our consolidated balance sheet was impaired. Unless there are future indicators or impairment, such as a significant adverse change in our future financial performance, our next impairment review for goodwill will be performed and completed in the fourth quarter of 2012.

11.   REPURCHASE AGREEMENTS

        As a result of the liquidation of our RMBS portfolio during the year, we no longer have any repurchase agreements outstanding as these had historically been used to finance that portfolio. As of December 31, 2010, we had repurchase agreements outstanding with four counterparties in an aggregate amount of $246.9 million with a weighted-average borrowing rate of 0.36% and remaining weighted average maturity of 25 days. As of December 31, 2010, we had pledged RMBS securities with a fair value of $258.6 million as collateral for these repurchase agreements.

12.   LONG-TERM DEBT

        The following table summarizes our long-term debt:

	Carrying Value	Current Weighted Average Borrowing Rate	Weighted Average Remaining Maturity
	(In thousands)		(In years)
December 31, 2011:
Recourse Debt:
March Junior Subordinated Notes	$95,000	1.00%	23.8
October Junior Subordinated Notes	25,000	3.93%	23.9
Convertible Notes(1)	17,455	8.00%	6.0

Total Recourse Debt	137,455	2.42%	21.6

Consolidated Variable Interest Entities Debt:
DFR MM CLO(2)	93,269	1.68%	7.6
Consolidated CLOs(3)	7,559,568	1.01%	7.3

Total Consolidated Variable Interest Entities Debt	7,652,837	1.02%	7.3

Total long-term debt	$7,790,292	1.04%	7.5

December 31, 2010:
Recourse Debt:
March Junior Subordinated Notes	$95,000	1.00%	24.9
October Junior Subordinated Notes	25,000	3.79%	24.9
Convertible Notes(1)	16,805	8.00%	7.0

Total Recourse Debt	136,805	2.37%	22.7

Consolidated Variable Interest Entities Debt:
DFR MM CLO(2)	205,673	1.03%	7.8
Consolidated CLOs(3)	3,663,337	0.86%	8.5

Total Consolidated Variable Interest Entities Debt	3,869,010	0.87%	8.5

Total long-term debt	$4,005,815	0.92%	8.9

(1)
The Convertible Notes principal outstanding of $25.0 million is presented net of a $7.5 million discount as of December 31, 2011 and an $8.2 million discount as of December 31, 2010. This discount includes $6.9 million originally allocated to the Embedded Derivative. The Convertible Notes currently pay interest at the 8.00% stated rate; however, including the discount, the effective rate of interest is 18.14%.

CIFC CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2)
Excludes $19.0 million of DFR MM CLO Class D Notes and $50.0 million of subordinated notes that we own and eliminate upon consolidation. Had this debt been included, the weighted-average borrowing rate would be 2.14% and 1.31% as of December 31, 2011 and 2010, respectively. The subordinated notes do not have a stated interest rate and are therefore excluded from the calculation of the weighted average borrowing rate.

(3)
Long-term debt of the Consolidated CLOs is recorded at fair value. This includes the fair value of the subordinated notes issued by the Consolidated CLOs. However, the subordinated notes do not have a stated interest rate and are therefore excluded from the calculation of the weighted average borrowing rate. The par value of the Consolidated CLOs long-term debt (including subordinated notes) was $8.9 billion and $4.4 billion as of December 31, 2011 and 2010, respectively.

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

        The covenants contained in the March Note Indenture and October Note Indenture (together, the "Note Indentures") are substantially less restrictive than the covenants contained in the indenture governing the trust preferred securities. The Note Indentures contain certain restrictive covenants including (i) a covenant that requires all asset management activities to be conducted by CIFC Corp. and its subsidiaries, and which permits us to sell equity and material assets of DCM only if all investment advisory fees and proceeds from equity and asset sales are subject to the limits on restricted payments set forth in the Note Indentures, (ii) a debt covenant that permits CIFC Corp. and DCM to incur indebtedness only if the proceeds of such indebtedness are subject to the limits on restricted payments set forth in the Note Indentures and (iii) a restricted payments covenant that restricts our ability to pay dividends or make distributions in respect of our equity securities, subject to a number of exceptions and conditions.

Convertible Notes

        See the "The Convertible Notes Agreement and Issuance of the Conversion Shares" discussion in Note 3 for a description of the Convertible Notes.

CIFC CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

DFR MM CLO

        DFR MM CLO's debt securities bear interest at rates that reset quarterly based on varying spreads to three-month LIBOR. The DFR MM CLO debt securities are due in 2019. The carrying value of the assets held in DFR MM CLO, which are the only assets to which DFR MM CLO's debt holders had recourse for repayment, was $130.3 million and $272.0 million as of December 31, 2011 and 2010, respectively. During the years ended December 31, 2011 and 2010, DFR MM CLO paid down $112.4 million and $11.6 million of its outstanding debt, respectively, as a result of certain structural provisions contained in its indenture. On February 7, 2012 we completed the sale our investments in and our rights to manage the DFR MM CLO and deconsolidated this entity. See Note 19 for additional information.

Consolidated CLOs

        As a result of the Merger, we consolidated ten additional Consolidated CLOs which represented $4.1 billion in additional long-term debt as of December 31, 2011. During the year ended December 31, 2011, the Consolidated CLOs paid down $242.8 million of their outstanding debt and distributed $179.6 million to the holders of their subordinated notes. During the year ended December 31, 2010, the Consolidated CLOs paid down $163.1 million of their outstanding debt, and distributed $51.1 million to the holders of their subordinated notes. The carrying value of the assets held in the Consolidated CLOs, which are the only assets to which the Consolidated CLO debt holders have recourse for repayment, was $8.0 billion and $4.2 billion as of December 31, 2011 and 2010, respectively.

CIFC CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.   EQUITY

  Common Stock

        Common stock outstanding totaled 20,255,430 and 11,000,812 as of December 31, 2011 and 2010, respectively. On June 9, 2010, we issued 4,545,455 shares of common stock in connection with the CNCIM Acquisition discussed in Note 3. In addition, the Convertible Notes are convertible into 4,132,231 shares of common stock (as such amount may be adjusted in certain events or increased in connection with the payment of PIK interest at an initial conversion price of $6.05 per share, subject to adjustment). On April 13, 2011, we issued 9,090,909 share of common stock in connection with the Merger discussed in Note 3. In addition, during the year ended December 31, 2011, we issued 163,709 shares of common stock to settle restricted stock unit awards. See Restricted Stock Units discussion below for further information.

  Stock Options

        During 2011 we issued 1,550,000 stock-based awards to certain of our employees and recognized related stock-based compensation for these equity awards in our consolidated financial statements. These awards are issued pursuant to the CIFC Corp. 2011 Stock Option and Incentive Plan (the "2011 Stock Plan"). We did not issue any stock-based awards to any of our employees during the year ended December 31, 2010.

        Stock-based compensation for equity-classified awards is measured at the date of grant, based on an estimate of the fair value of the award and is generally expensed over the vesting period of the grant. For 2011 we recorded stock-based compensation expense of $0.7 million on the consolidated statements of operations within compensation and benefits. As of December 31, 2011, there was $4.2 million of estimated unrecognized compensation expense related to unvested awards, net of estimated forfeitures. This cost is expected to be recognized over a weighted average period of 3.5 years.

        We estimate the fair value of stock-based awards using the Black-Scholes option pricing model. The Black-Scholes option pricing model includes assumptions regarding dividend yield, expected volatility, expected option term and risk-free interest rates. The assumptions used in computing the fair value of stock-based awards reflect our best estimates, but involve uncertainties relating to market and other conditions, many of which are outside of our control. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by the employees who receive stock-based awards.

        In addition to the exercise and grant date prices of these awards, we utilized certain weighted average assumptions to estimate the initial fair value of stock-based awards. These weighted average assumptions are listed in the table below:

2011
Expected dividend yield	0%
Expected volatility	47.89%
Risk-free interest rate	1.99%
Expected life (years)	6.11

        Stock-based awards granted have exercise prices equal to the fair market value of the stock on the date of grant, a contractual term of ten years and a vesting period of four years. The expected dividend yield is the expected annual dividend as a percentage of the fair market value of the stock on the date of grant. The expected volatility is estimated by considering the historical volatility of our stock, the historical and implied volatility of peer companies and our expectations of volatility for the expected life of stock-based awards. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for an instrument which closely approximates the expected option term. The expected option term is the number of years we estimate that stock-based award will be outstanding prior to exercise. The expected life of stock-based awards issued is determined by using the simplified method.

CIFC CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following table summarizes certain 2011 Stock Plan activity during the year ended December 31, 2011:

	Number of Shares Underlying Stock-Based Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding as of January 1, 2011	—	$—	—	$—
Granted	1,550,000	$7.20	3.47	$10,200
Expired/canceled	—	$—	—	$—
Exercised	—	$—	—	$—
Outstanding at December 31, 2011	1,550,000	$7.20	3.47	$10,200
Exercisable at December 31, 2011	—	$—	—	$—
Vested and Expected to vest at December 31, 2011	1,395,000	$7.20	3.47	$9,180

  Restricted Stock Units

        Each of the restricted stock units outstanding represents the right to receive one share of our common stock, subject to acceleration upon the occurrence of certain specified events. The number of restricted stock units may be adjusted, as determined by our Board, in connection with any stock dividends, stock splits, subdivisions or consolidations of shares (including reverse stock splits) or similar changes in our capitalization.

        The following table summarizes our restricted stock units activity:

	2011	2010
Restricted stock units outstanding as of January 1	397,052	308,164
Granted	21,705	88,888
Settled(1)	(248,069)	—

Restricted stock units outstanding as of December 31	170,688	397,052

(1)
Settled represents the gross number of restricted stock units satisfied. We issued 163,709 shares of common stock to satisfy these restricted stock unit grants, which were net of 84,360 shares of common stock withheld to satisfy income tax withholding obligations of certain of the recipients.

        During the second quarter of 2011, we granted 7,235 restricted stock units to each of the independent directors of our Board as a component of their compensation. These grants are fully vested, settle over three years and were based on the $6.22 price of our common stock on the grant date. We recorded $0.1 million in expense within other general and administrative expense on the consolidated statements of operations during the year ended December 31, 2011 related to these grants. During the second quarter of 2010, we granted 11,111 restricted stock units to each non-employee director of our Board as a component of their compensation. These grants are fully vested, settle on June 16, 2013 and were based on the $4.50 price of our common stock on the grant date. We recorded $0.4 million in expense within other general and administrative expense on the consolidated statements of operations during the year ended December 31, 2010 related to these grants. In addition to the 2010 and 2011 restricted stock unit grants to members of the Board, as of December 31, 2011, we also have 60,095 restricted stock units outstanding related to grants to the non-employee members of our Board during 2009 which settle on May 19, 2012.

  Warrants

        In connection with the DPLC Restructuring discussed in Note 3, we granted certain of the Pegasus Parties and their affiliates the DPLC Restructuring Warrants, which are fully vested warrants to purchase 250,000 shares of our common stock at an exercise price of $4.25 per share which expire on April 9, 2014. During the

CIFC CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

year ended December 31, 2010, we recognized $0.5 million of warrant expense related to these warrants in other general and administrative expense in the consolidated statements of operations.

  Stock Incentive Plans

        During the year ended December 31, 2011, we adopted the 2011 Stock Plan that provides for the granting to all employees, consultants and directors of CIFC non-qualified stock options, stock appreciation rights, restricted or unrestricted stock awards, restricted stock units, cash-based awards, performance share awards and performance-based awards. In addition, our employees are eligible to be granted incentive stock options subject to certain limitations. The 2011 Stock Plan was established to assist in recruiting and retaining individuals with ability and initiative by enabling such persons to participate in our future success and to align their interests with ours and those of our stockholders. The number of shares of common stock reserved for issuance under the 2011 Stock Plan is 2,531,929. As of December 31, 2011, 981,929 shares of our common stock remained reserved for issuance under the 2011 Stock Plan.

        In 2004, we adopted the Stock Incentive Plan (the "Plan") that provided for the granting of stock options, common stock and stock appreciation rights to employees and service providers. In 2008, our stockholders approved an amendment and restatement of the Plan to, among other matters, increase the number of shares of common stock reserved for issuance under the Plan from 269,231 to 613,673. The 2011 Stock Plan cancelled all shares which remained reserved for issuance under the Plan. As of December 31, 2010, 172,309 shares of our common stock had remained reserved for issuance under the Plan.

  Appropriated Retained Earnings of Consolidated Variable Interest Entities

        Appropriated retained earnings of Consolidated Variable Interest Entities initially represented the excess fair value of the Consolidated CLOs' assets over the Consolidated CLOs' liabilities at the date of the adoption of the amendments to ASC Topic 810. This was increased for the excess fair value of the Consolidated CLOs' assets over the Consolidated CLOs' liabilities at the Acquisition Closing Date for the CNCIM CLOs and the Merger Closing Date for the CIFC CLOs of $186.0 million and $285.0 million, respectively. Appropriated retained earnings of Consolidated Variable Interest Entities is adjusted each period for the net income (loss) attributable to Consolidated CLOs.

CIFC CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.   EARNINGS (LOSS) PER SHARE AND COMPREHENSIVE INCOME (LOSS)

        The following table presents the calculation of basic and diluted earnings (loss) per share:

	For the year ended December 31,
	2011	2010
	(In thousands, except per share data)
Net income (loss) attributable to CIFC Corp.	$(32,592)	$85,921

Dilutive effect of:
Convertible Notes	—	5,999
Net income (loss) attributable to CIFC Corp. used in diluted calculation	$(32,592)	$91,920

Weighted-average shares used in basic calculation	17,892	9,379

Dilutive effect of:
Warrants	—	52
Convertible Notes	—	2,332

Weighted-average shares used in diluted calculation	17,892	11,763

Earnings (loss) per share—
Basic	$(1.82)	$9.16

Diluted	$(1.82)	$7.81

        For the year end ended December 31, 2011, the Conversion Shares related to the Convertible Notes, the outstanding stock options and the outstanding warrants were excluded from the calculation of diluted earnings (loss) per share because their effect was anti-dilutive under if-converted method for the Conversion Shares and the treasury stock method for the stock options and warrants. For the year ended December 31, 2010, the Conversion shares related to the Convertible Notes and the outstanding warrants were included in the calculation of diluted earnings (loss) per share because their effect was dilutive under the if-converted and treasury stock method, respectively.

        The following table presents the calculation of comprehensive income (loss):

	For the year ended December 31,
	2011	2010
	(In thousands
Net loss	$(343,754)	$(14,290)
Other comprehensive income (loss):
Foreign currency translation	6	44
Previously designated derivatives—amortization of net loss	—	31

Other comprehensive income (loss)	6	75

Comprehensive loss	(343,748)	(14,215)
Comprehensive loss attributable to noncontrolling interest and Consolidated Variable Interest Entities	311,162	100,211

Comprehensive income (loss), net, attributable to CIFC Corp.	$(32,586)	$85,996

15.   INCOME TAXES

        We file a consolidated U.S. federal and several state income tax returns with all of our domestic corporate subsidiaries, including the subsidiary that held our investments in DFR MM CLO. DFR MM CLO is a foreign

CIFC CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

subsidiary that is generally exempt from U.S. federal and state income taxes because it restricts its activities in the United States to trading stocks and securities for its own account. We are required, however, to include the taxable income from DFR MM CLO in our calculation of federal taxable income, regardless of whether that income is distributed to us.

        The entities that comprise our Consolidated CLOs are foreign entities that are generally exempt from U.S. federal and state income taxes. Income taxes, if any, are the responsibility of the entity's equity owners. Consequently, our consolidated statements of operations do not include a provision for income tax expense (benefit) related to the pre-tax income (loss) of our Consolidated CLOs. However, to the extent that we hold an equity interest in these entities, we are required to include our proportionate share of their income in the calculation of our taxable income.

        We have recorded deferred income taxes as of December 31, 2011 and 2010 in accordance with ASC Topic 740. We record deferred tax assets and liabilities for the future tax consequences attributable to differences between the carrying amounts of assets and liabilities and their respective income tax bases. As required by ASC Topic 740, we evaluate the likelihood of realizing tax benefits in future periods, which requires the recognition of a valuation allowance to reduce any deferred tax assets to an amount that is more likely than not to be realized. Under ASC Topic 740, we are required to identify and consider all available evidence, both positive and negative, in determining whether it is more likely than not that all or some portion of the deferred tax assets will not be realized. As of December 31, 2011, our evaluation concluded that there was a need for a valuation allowance related to our ability to utilize net operating losses ("NOLs") and net capital losses ("NCLs") against income taxable in Illinois. Legislation enacted in 2011 suspends the utilization of NOLs in Illinois until 2014 and, coupled with our expected apportionment of future taxable income, it is now more likely than not that the state tax benefit of the loss carryforwards will not be realized in Illinois. Additionally, as a result of the sale of our investments in DFR MM CLO, an additional allowance was needed related to the NCL's derived from the sale.

        Prior to the acquisition of CNCIM, we had substantial federal NOLs and NCLs which were available to offset future taxable income or capital gains. The June 2010 issuance of the CNCIM Acquisition Shares resulted in an ownership change as defined in Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the "Ownership Change"). As a result of the occurrence of the Ownership Change, our ability to use our NOLs, NCLs and certain recognized built-in losses to reduce our taxable income in future years is generally limited to an annual amount (the "Section 382 Limitation") based primarily on a percentage of the fair market value of our common stock immediately prior to the Ownership Change, subject to certain adjustments. This annual amount is approximately $1.3 million. NOLs and NCLs that exceed the Section 382 Limitation in any year will continue to be allowed as carryforwards for the remainder of the carryforward period; however, if the carryforward period for any NOLs or NCLs expires before that loss is fully utilized, the unused portion will provide no future benefit. As of December 31, 2011, our combined federal NOL, NCL and built-in loss carryforwards without regard to the Merger were approximately $31.1 million and will begin to expire in 2028.

        The Merger resulted in an Ownership Change of Legacy CIFC thereby resulting in a Section 382 Limitation on our ability to utilize the Legacy CIFC NOLs to reduce taxable income. On the Closing Date Legacy CIFC had NOLs of approximately $16.3 million. This annual amount is approximately $9.5 million.

        For periods prior to our Ownership Change, the utilization of NOLs and NCLs resulted in no provision for federal or state income taxes. Because of our Ownership Change and Section 382 Limitation, we may no longer be able to offset all of our taxable income with our NOLs and NCLs; therefore, we may be required to pay current federal and state taxes on our current year net taxable income.

CIFC CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The components of income tax expense (benefit) are as follows:

	For the year ended December 31,
	2011	2010
	(In thousands)
Current:
Federal	$1,482	$2,478
State and local	2,120	(205)

Total current expense	3,602	2,273

Deferred:
Federal	$2,896	$(51,959)
State and local	482	(16,884)

Total deferred expense (benefit)	3,378	(68,843)

Total income tax expense (benefit)	$6,980	$(66,570)

        Deferred income tax expense (benefit) for the year ended December 31, 2011 includes a charge for the establishment of an $11.4 million valuation allowance for our Illinois loss carryforwards and a charge for the establishment of a $16.5 million net valuation allowance on deferred tax assets associated with our investments in DFR MM CLO. Deferred income tax expense (benefit) also includes the net benefit from the remeasurement of our net deferred tax assets due to the 2011 increase in the Illinois statutory tax rate, and the higher statutory income tax rates as we moved our operations to New York City.

        The table below details the significant components of our deferred tax asset and deferred tax liability:

	As of December 31,
	2011	2010
	(In thousands)
Deferred tax assets:
Intangible assets and goodwill	$43,686	$36,535
State net operating loss carryforwards	15,230	10,918
Federal net operating loss carryforwards	11,948	7,950
Contingent liabilities	6,286	—
Provision for loan losses	433	1,747
Investments in DFR MM CLO	16,499	3,523
Deferred subordinated management fees	4,197	1,747
Other	10,525	8,692

Gross deferred tax asset	108,804	71,112
Less: Valuation allowance	(27,922)	—

Deferred tax asset	80,882	71,112

Deferred tax liabilities:
Purchased intangibles	16,073	—
Long-term debt	4,524	—
Other	2,529	2,269

Deferred tax liability	23,126	2,269

Net deferred tax asset	$57,756	$68,843

CIFC CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Our effective tax rates for the years ended December 31, 2011 and 2010, were 2.07% and (82.33%), respectively. A reconciliation of the statutory income tax provision to the effective income tax provisions is as follows:

	December 31,
	2011		2010
	Tax	Rate	Tax	Rate
	(In thousands)
Pretax book income (loss) at statutory tax rate	$(117,871)	(35.00)%	$(28,301)	(35.00)%
Tax attributable to noncontrolling interest loss	108,907	32.34%	35,074	43.38%
State tax expense, net of federal effect	(11,548)	(3.43)%	918	1.14%
Establish state valuation allowance	11,423	3.39%	—	0.00%
Establish investments in DFR MM CLO valuation allowance	16,499	4.90%	—	0.00%
Release of valuation allowance	—	0.00%	(66,345)	(82.06)%
Tax benefit of net operating losses	—	0.00%	(8,103)	(10.02)%
Other	(430)	(0.13)%	187	0.23%

Total income tax expense (benefit)	$6,980	2.07%	$(66,570)	(82.33)%

        We have no reserve for uncertain tax positions at any time in the years ended December 31, 2011 or 2010.

16.   RELATED PARTY TRANSACTIONS

        DFR Holdings is considered a related party as a result of its ownership of 4,545,455 shares of our common stock, issued as part of the consideration for the CNCIM Acquisition. As such, the accrual and payment of interest on the Convertible Notes and on the deferred purchase payments are considered related party transactions. Fees paid to members of our Board prior to the Merger who are representatives of DFR Holdings totaled $46,000 and $159,000 for the years ended December 31, 2011 and 2010, respectively. In addition, affiliates of DFR Holdings previously held investments in all four of the CNCIM CLOs and as of December 31, 2011 and 2010, held investments in two of the CNCIM CLOs. We also have a management agreement in place with DFR Holdings to provide certain administrative and support services to DFR Holdings. We recorded $7,000 within receivables on the consolidated balance sheets as of December 31, 2011 and $57,000 within investment advisory fees in the consolidated statements of operations for the year ended December 31, 2011, related to this management agreement.

        CIFC Parent is considered a related party as a result its ownership of 9,090,909 shares of our common stock, issued as part of the consideration for the Merger. As such, the accrual and payment of the deferred purchase payments (including those classified as contingent liabilities) are considered related party transactions. In addition, CIFC Parent either directly or indirectly holds investments in ten CLOs we manage, eight of which are Consolidated CLOs as of December 31, 2011. We also have a management agreement in place with CIFC Parent to provide certain administrative and support services to CIFC Parent. We recorded $17,000 within receivables on the consolidated balance sheets as of December 31, 2011 and $138,000 within investment advisory fees in the consolidated statements of operations for the year ended December 31, 2011, related to this management agreement.

17.   RESTRUCTURING CHARGES

        Following completion of the Merger, we began executing a plan to realize the expected economies of scale of the combined company through a reduction of the workforce. In addition, several revenue producing activities that were viewed as non-core to our business were wound down. Rationalization activities are

CIFC CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

expected to continue at a more modest level through the second quarter of 2012. The table below provides a rollforward of the accrued restructuring charges.

For the year ended
December 31, 2011
(In thousands)
Accrued Restructuring Charges at beginning of period	$—
Provision for Restructuring Charges	3,686
Payments for Restructuring Charges	(2,196)

Accrued Restructuring Charges at end of period	$1,490

        For the year ended December 31, 2011, provision for restructuring charges included severance and related termination benefits.

18.   COMMITMENTS AND CONTINGENCIES

  Legal Proceedings

        In the ordinary course of business, we may be subject to legal and regulatory proceedings and examinations that are generally incidental to our ongoing operations. While there can be no assurance of the ultimate disposition of any such proceedings or examinations, we do not believe their disposition will have a material adverse effect on our consolidated financial statements.

  Lease Commitments

        On September 16, 2011, we entered into a new lease agreement for our corporate headquarters at 250 Park Avenue, New York, New York in the building in which our headquarters are currently located (the "Lease"). The Lease is expected to commence in the second quarter of 2012 and has a term of 10 years and 6 months. The Lease replaces the existing lease for our corporate headquarters, which expires 30 days after the commencement date of the new Lease. The annual minimum rent, which is expected to commence in the second quarter of 2012, will be approximately $1.6 million for the first six years of the Lease and is subsequently subject to escalation clauses within the Lease.

        We also lease office space for a secondary location in Rosemont, Illinois and certain office equipment under agreements which expire through February 2021. As part of our restructuring activities, in March 2012 we reached an agreement with the landlord to terminate the lease. See Note 19 for additional information on this agreement.

        During the years ended December 31, 2011 and 2010, we recorded $1.5 million and $1.7 million, respectively, in rental expense in occupancy in the consolidated statements of operations. Excluding the Lease

CIFC CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

for the new corporate headquarters which has not yet commenced, future minimum commitments under operating leases are as follows:

	New York	Rosemont(1)	Total
	(In thousands)
2012	$669	$619	$1,288
2013	1,205	604	1,809
2014	1,607	703	2,310
2015	1,607	621	2,228
2016	1,607	634	2,241
Thereafter	10,028	2,776	12,804

	$16,723	$5,957	$22,680

(1)
In March 2012 we reached an agreement with the landlord to terminate the lease on our Rosemont, Illinois location. See Note 19 for additional information.

  Other Commitments and Contingencies

        We had unfunded investment commitments on loans within the Consolidated CLOs of $83.3 million and zero as of December 31, 2011 and 2010, respectively. The timing and amount of additional funding on these loans are at the discretion of the borrower, to the extent the borrower satisfies certain requirements and provides certain documentation.

19.   SUBSEQUENT EVENTS

        In connection with the preparation of the consolidated financial statements in accordance with ASC Topic 855—Subsequent Events, we evaluated subsequent events after the balance sheet date of December 31, 2011.

        On January 19, 2012, the Warehouse SPV settled its obligations under the Warehouse TRS and acquired the loans which were reference obligations under the Warehouse TRS from the warehouse provider in connection with launching CIFC CLO 2011-I. We received proceeds of $47.4 million upon the settlement of the Warehouse TRS, of which we invested $17.4 million in the subordinated notes of CIFC CLO 2011-I and paid $3.6 million in expenses related to the launch of CIFC CLO 2011-I. These expenses were included within professional fees in our consolidated statements of operations for the year ended December 31, 2011 because they were estimable and probable as of December 31, 2011. We deconsolidated the Warehouse SPV and began consolidating CIFC CLO 2011-I as a Consolidated CLO as of January 19, 2012.

        On January 27, 2012, we completed the sale of our rights to manage Gillespie CLO PLC ("Gillespie"), a European CLO which had been managed by DCM. The sale price was comprised of a $7.1 million payment on the closing date and deferred payments of up to approximately $1.1 million. As of December 31, 2011, we had an intangible asset associated with the Gillespie management agreement of $0.7 million.

        On February 7, 2012, we completed the sale of our investments in and rights to manage DFR MM CLO and DCM assigned and transferred to the purchaser all of our right, title and interest in the management agreement between DFR MM CLO and DCM for an aggregate sales price of $36.5 million. We incurred expenses of $0.8 million associated with the sale which were included within professional fees within the consolidated statements of operations for the year ended December 31, 2011 because they were estimable and probable as of December 31, 2011. We deconsolidated DFR MM CLO as of the date of the sale.

        On March 16, 2012, we entered into a Lease Termination Agreement (the "Agreement") with GLL US Office, LP (the "Landlord") related to our lease of the 12th floor of 6250 North River Road, Rosemont, Illinois 60018 (the "Premises"). The effect of the Agreement is to terminate, as of March 31, 2012 upon satisfaction of the conditions set forth in the Agreement, the lease dated July 11, 2005, as amended on

CIFC CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 29, 2009, between the Landlord and CIFC Corp (the "Rosemont Lease"). In order for the incoming tenant to assume a lease on off-market terms and to cover certain other expenses related to the termination of the Rosemont Lease, we paid to the Landlord, the incoming tenant and our broker aggregate fees equal to approximately $2.6 million, net of our $0.5 million security deposit that will be returned by the Landlord. The execution of the Agreement was in furtherance of our efforts following the Merger to consolidate operations at our corporate headquarters in New York, New York.

        On March 29, 2012 we announced that the Board authorized a new share repurchase program of up to $10 million of our common stock. Under the program, the repurchases may be made in open-market or private transactions and may be made pursuant to SEC Rule 10b5-1 trading plans. Shares may be repurchased from time to time and in such amounts as market conditions warrant, subject to price ranges set by management and regulatory considerations.

        Other than those discussed above, there have been no significant subsequent events since December 31, 2011 that require adjustment to or additional disclosure in these consolidated financial statements.

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

Management's Annual Report on Internal Control over Financial Reporting

        We are responsible for establishing and maintaining adequate internal control over financial reporting for our company as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with participation of our Chief Executive Officer and our Chief Financial Officer we assessed the effectiveness of internal control over financial reporting as of December 31, 2011. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. The objective of our assessment was to determine whether our internal control over financial reporting was effective as of December 31, 2011. We have excluded CIFC Asset Management LLC and CypressTree Asset Management LLC (including its consolidated variable interest entities), which were acquired in conjunction with the acquisition of Commercial Industrial Finance Corp. on April 13, 2011, and whose financial statements constitute 18% of the total assets and 26% of the net income (loss) attributable to CIFC Corp. of our consolidated financial statement amounts as of and for the year ended December 31, 2011. Based on our assessment under the framework in Internal Control—Integrated Framework, we concluded that our internal control over financial reporting was effective as of December 31, 2011.

Attestation of Independent Public Accounting Firm

        The effectiveness of internal control over financial reporting as of December 31, 2011 has been audited by our independent registered public accounting firm as stated in their report that appears on page 50 of this Annual Report.

Change in Internal Control Over Financial Reporting

        On April 13, 2011, we completed our Merger with Legacy CIFC which includes its existing information systems and internal controls over financial reporting that previously existed when Legacy CIFC was a separate company. In conducting our evaluation of the effectiveness of our internal control over financial reporting, we have elected to exclude Legacy CIFC from our evaluation as permitted under SEC rules. We are currently in the process of evaluating and integrating Legacy CIFC's historical internal controls over financial reporting with ours. We expect to complete this integration within twelve months of the Merger.

        Other than the changes noted above, there have been no changes in our internal control over financial reporting during the year ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by Item 10 is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2011 pursuant to General Instruction G(3).

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by Item 11 is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2011 pursuant to General Instruction G(3).

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by Item 12 is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2011 pursuant to General Instruction G(3).

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by Item 13 is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2011 pursuant to General Instruction G(3).

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by Item 14 is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2011 pursuant to General Instruction G(3).

PART IV.

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

        (a)   The following documents are filed as part of this report:

          (1)   Financial Statements:

            The consolidated financial statements of CIFC Corp. included in "Part II—Item 8. Financial Statements and Supplementary Data" are filed as a part of this Annual Report.

          (2)   Financial Statement Schedules:

            The schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and, therefore, have been omitted.

          (3)   Exhibits:

Ex. No.	Description of Exhibit
2.1	Acquisition and Investment Agreement, dated as of March 22, 2010, by and between Deerfield Capital Corp., Bounty Investments, LLC and Columbus Nova Credit Investment Management, LLC (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on March 23, 2010).
2.2
Agreement and Plan of Merger, dated as of December 21, 2010, by and among Deerfield Capital Corp., Bulls I Acquisition Corporation, Bulls II Acquisition LLC, Commercial Industrial Finance Corp. and CIFC Parent Holdings LLC (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on December 22, 2010).
2.3
Amendment, dated as of February 16, 2011, to the Agreement and Plan of Merger, dated as of December 21, 2010, by and among Deerfield Capital Corp., Bulls I Acquisition Corporation, Bulls II Acquisition LLC, Commercial Industrial Finance Corp. and CIFC Parent Holdings LLC (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on February 16, 2011).
2.4
Agreement and Plan of Merger, dated as of April 12, 2011, by and between Deerfield Capital Corp., a Maryland corporation, and Deerfield Capital Corp., a Delaware corporation (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on April 14, 2011).
3.1	Certificate of Incorporation of CIFC Corp., as amended (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on April 14, 2011).
3.2
Certificate of Ownership and Merger, dated as of April 13, 2011, merging CIFC Deerfield Corp. into Deerfield Capital Corp. (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on April 14, 2011).
3.3
Certificate of Ownership and Merger, dated as of July 19, 2011, merging CIFC Corp. into CIFC Deerfield Corp., a Delaware corporation (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on July 20, 2011).
3.4	Bylaws of CIFC Corp. (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on July 20, 2011).
4.1
Senior Subordinated Convertible Notes Agreement, dated as of March 22, 2010, by and between Deerfield Capital Corp. and Bounty Investments, LLC (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on March 23, 2010).
4.2	Senior Subordinated Convertible Note due 2017 (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on June 15, 2010).

Ex. No.	Description of Exhibit
4.3	Junior Subordinated Indenture, dated March 4, 2010, by and between Deerfield Capital Corp. and The Bank of New York Mellon Trust Company, National Association, as Trustee (including Form of Junior Subordinated Note due 2035) (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on March 10, 2010).
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
10.3
Lease Agreement between Prentiss Properties Acquisition Partners, L.P. and Deerfield & Company LLC, dated July 1, 2005 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on February 29, 2008).
10.4
First Amendment to Lease Agreement between GLL US Office, LP (successor to Prentiss Properties Acquisition Partners, L.P.) and Deerfield Capital Corp. (successor to Deerfield & Company, LLC), dated October 29, 2009 (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on December 3, 2009).
10.5
Amended and Restated Stockholders Agreement, dated April 13, 2011, by and among Deerfield Capital Corp., CIFC Parent Holdings LLC and DFR Holdings, LLC (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on April 14, 2011).
10.6
Amended and Restated Registration Rights Agreement, dated April 13, 2011, by and among Deerfield Capital Corp., CIFC Parent Holdings LLC and DFR Holdings, LLC (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on April 14, 2011).
10.7
Put/Call Agreement, dated April 13, 2011, by and between Deerfield Capital Corp. and CIFC Parent Holdings LLC (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on April 14, 2011).
10.8	Lease between 250 Park Avenue, LLC, as Landlord and CIFC Corp., as Tenant (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on September 16, 2011).
**10.9	First Amended and Restated Stock Incentive Plan (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on June 11, 2009).
**10.10	Form of Performance Share Award Agreement (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on June 11, 2009).
**10.11
Interim Services Agreement by and between SFN Professional Services LLC d/b/a Tatum and Deerfield Capital Corp., dated June 21, 2010 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 filed with the SEC on August 16, 2010).
**10.12
Agreement between Deerfield Capital Corp. and Peter Rothschild, dated as of February 14, 2011 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on March 31, 2011).
**10.13	Form of Indemnity Agreement (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on April 14, 2011).

Ex. No.	Description of Exhibit
**10.14	Form of Indemnity Agreement (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on April 14, 2011).
**10.15
Retention Agreement, dated as of April 13, 2011, by and between Deerfield Capital Management LLC and Jonathan W. Trutter (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on April 14, 2011).
**10.16
Retention Agreement, dated as of April 14, 2011, by and between Deerfield Capital Management LLC and Robert A. Contreras (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on April 20, 2011).
**10.17
Retention Agreement, dated as of April 14, 2011, by and between Deerfield Capital Management LLC and Dan M. Hattori (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on April 20, 2011).
**10.18	Amended Schedule to Interim Services Agreement dated April 26, 2011 (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on April 29, 2011).
**10.19
Non-Disclosure, Non-Competition, Non-Hiring, Non-Solicitation and Severance Agreement, dated November 28, 2005, by and between Commercial Industrial Finance Corp. and Peter Gleysteen, as amended (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 filed with the SEC on May 16, 2011).
**10.20	Non-Disclosure, Non-Competition, Non-Hiring, Non-Solicitation and Severance Agreement, dated June 14, 2006, by and between Commercial Industrial Finance Corp. and Stephen Vaccaro, as amended.*
**10.21	Amended Schedule to Interim Services Agreement, dated as of June 10, 2011 (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on June 16, 2011).
**10.22
Letter Agreement between the CIFC Deerfield Corp. and Carl A. Colletti, dated as of May 6, 2011 (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on July 12, 2011).
**10.23	CIFC Corp. 2011 Stock Option and Incentive Plan (incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A filed with the SEC on August 3, 2011).
**10.24
Form of Stock Option Award Certificate under the CIFC Corp. 2011 Stock Option and Incentive Plan (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on September 19, 2011).
10.25
Master Purchase Agreement, dated as of February 7, 2012, by and among DWM Management LLC, DFR Middle Market Holdings Ltd. and Deerfield Capital Management LLC (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on February 8, 2012).
21.1	Subsidiaries of the Registrant.*
23.1	Consent of Independent Registered Public Accounting Firm.*
24.1	Power of Attorney (included on signature page).*
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

Ex. No.	Description of Exhibit
101	Financial statements from the annual report on Form 10-K of the Company for the year ended December 31, 2011, formatted in XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Equity, (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements furnished herewith.

*
Filed herewith.

**
Compensatory plan or arrangement

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CIFC CORP.		Date:	March 30, 2012
By:	/s/ PETER GLEYSTEEN Name: Peter Gleysteen Title: Chief Executive Officer

        KNOWN BY ALL PERSONS BY THESE PRESENTS, that the individuals whose signatures appear below hereby constitute and appoint Robert C. Milton III and Peter Gleysteen, and each of them severally, as his or her true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution for him or her and in his or her name, place and stead in any and all capacities to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do or perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or of his substitute or substitutes, may lawfully do to cause to be done by virtue hereof.

By:	/s/ MICHAEL EISENSON Michael Eisenson,	By:	/s/ FREDERICK ARNOLD Frederick Arnold, Director
	Chairman and Director	Date:	March 30, 2012
Date:	March 30, 2012
By:	/s/ SAMUEL P. BARTLETT Samuel P. Bartlett, Director	By:	/s/ JASON EPSTEIN Jason Epstein, Director
Date:	March 30, 2012	Date:	March 30, 2012
By:	/s/ ANDREW INTRATER Andrew Intrater, Director	By:	/s/ PAUL, F. LIPARI Paul, F. Lipari Director
Date:	March 30, 2012	Date:	March 30, 2012
By:	/s/ ROBERT B. MACHINIST Robert B. Machinist, Director	By:	/s/ TIM R. PALMER Tim R. Palmer, Director
Date:	March 30, 2012	Date:	March 30, 2012
By:	/s/ FRANK C. PUELO Frank C. Puelo, Director	By:	/s/ JONATHAN W. TRUTTER Jonathan W. Trutter, Director
Date:	March 30, 2012	Date:	March 30, 2012
By:	/s/ CARL A. COLLETTI Carl A. Colletti, Chief Financial Officer, (Principal Financial and Accounting Officer)	By:	/s/ PETER GLEYSTEEN, Peter Gleysteen, Chief Executive Officer and Director (Principal Executive Officer)
Date:	March 30, 2012	Date:	March 30, 2012