Form 10-Q
period 2012-03-31
CIFC Corp.
filed 2012-05-15
CIK 1313918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Registrant’s telephone number, including area code: 212-624-1200

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

There were 20,084,488 shares of the registrant’s common stock outstanding as of May 11, 2012.

CIFC CORP.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

CERTAIN DEFINITIONS

Unless otherwise noted or the context otherwise requires, we refer to CIFC Corp. (formerly known as CIFC Deerfield Corp. and previously as Deerfield Capital Corp.) as “CIFC,” to CIFC and its subsidiaries as “we,” “us,” “our,” “our company” or “the Company,” to CIFC Asset Management LLC, one of our wholly-owned subsidiaries, as “CIFCAM,” to Deerfield Capital Management LLC, one of our indirect wholly-owned subsidiaries, as “DCM,” to CypressTree Investment Management, LLC, one of our indirect wholly-owned subsidiaries, as “CypressTree,” to Columbus Nova Credit Investments Management LLC, one of our indirect wholly-owned subsidiaries, as “CNCIM” and to CIFCAM, DCM, CypressTree and CNCIM together as the “Advisors.”

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this quarterly report on Form 10-Q (the “Quarterly Report”), and the information incorporated by reference into this Quarterly Report are forward-looking statements, as permitted by the Private Securities Litigation Reform Act of 1995. These include statements regarding future results or expectations. Forward-looking statements can be identified by forward-looking language, including words such as “believes,” “anticipates,” “expects,” “estimates,” “intends,” “may,” “plans,” “projects,” “will” and similar expressions, or the negative of these words. Such forward-looking statements are based on facts and conditions as they exist at the time such statements are made, various operating assumptions and predictions as to future facts and conditions, which may be difficult to accurately make and involve the assessment of events beyond our control. Caution must be exercised in relying on forward-looking statements. Our actual results may differ materially from the forward-looking statements contained in this Quarterly Report as a result of the following factors, among others:

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

•                  fluctuation of our quarterly results from quarter to quarter; and

•                  other risks, described in Part I—Item 1A Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2011 and from time to time in our other filings with the Securities and Exchange Commission.

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

PART I.

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES (UNAUDITED)

CIFC CORP. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2012	2011
	(In thousands, except share
	and per share amounts)
ASSETS
Cash and cash equivalents	$95,981	$35,973
Restricted cash and cash equivalents	2,230	2,229
Receivables	4,772	2,197
Prepaid and other assets	6,074	5,248
Deferred tax asset, net	57,581	57,756
Equipment and improvements, net	662	1,697
Intangible assets, net	50,152	55,574
Goodwill	67,924	67,924
Assets of Consolidated Variable Interest Entities:
Due from brokers	22,997	19,114
Restricted cash and cash equivalents	730,259	512,495
Investments and derivative assets at fair value	8,080,140	7,554,053
Loans held for sale	—	99,595
Receivables	26,858	26,858
Prepaid and other assets	393	1,879
Total assets of Consolidated Variable Interest Entities	8,860,647	8,213,994
TOTAL ASSETS	$9,146,023	$8,442,592

LIABILITIES
Accrued and other liabilities	$6,667	$15,840
Deferred purchase payments	8,359	8,221
Contingent liabilities at fair value	36,432	39,279
Long-term debt	137,636	137,455
Liabilities of Consolidated Variable Interest Entities:
Due to brokers	431,810	147,367
Derivative liabilities	—	6,252
Accrued and other liabilities	60	50
Interest payable	15,246	11,975
Long-term debt	—	93,269
Long-term debt at fair value	8,057,635	7,559,568
Total liabilities of Consolidated Variable Interest Entities	8,504,751	7,818,481
TOTAL LIABILITIES	8,693,845	8,019,276

EQUITY
Preferred stock, par value $0.001:	—	—
100,000,000 shares authorized; 14,999,992 shares issued and zero outstanding
Common stock, par value $0.001:
500,000,000 shares authorized; 20,255,430 and 20,255,430 shares issued and outstanding	20	20
Additional paid-in capital	943,789	943,440
Accumulated other comprehensive income (loss)	—	(6)
Retained earnings (deficit)	(822,231)	(823,826)
TOTAL CIFC CORP. STOCKHOLDERS’ EQUITY	121,578	119,628
Appropriated retained earnings (deficit) of Consolidated Variable Interest Entities	330,600	303,688
TOTAL EQUITY	452,178	423,316

TOTAL LIABILITIES AND EQUITY	$9,146,023	$8,442,592

See notes to condensed consolidated financial statements.

CIFC CORP. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended March 31,
	2012	2011
	(In thousands, except share and per share amounts)
Revenues
Investment advisory fees	$2,744	$2,028
Net investment and interest income:
Investment and interest income	2	2,036
Interest expense	1	209
Net investment and interest income	1	1,827
Total net revenues	2,745	3,855

Expenses
Compensation and benefits	5,744	3,822
Professional services	724	929
Insurance expense	486	348
Other general and administrative expenses	485	767
Depreciation and amortization	4,851	1,851
Occupancy	433	249
Restructuring charges	3,904	—
Total expenses	16,627	7,966

Other Income (Expense) and Gain (Loss)
Net gain (loss) on investments, loans, derivatives and liabilities	(2,377)	1,782
Corporate interest expense	(1,469)	(1,360)
Net gain on the sale of management contract	5,772	—
Strategic transactions expenses	—	(1,468)
Other, net	(41)	77
Net other income (expense) and gain (loss)	1,885	(969)

Operating income (loss)	(11,997)	(5,080)

Results of Consolidated Variable Interest Entities
Net gain (loss) from activities of Consolidated Variable Interest Entities	40,563	(7,444)
Expenses of Consolidated Variable Interest Entities	(1,783)	(902)
Net results of Consolidated Variable Interest Entities	38,780	(8,346)

Income (loss) before income tax expense (benefit)	26,783	(13,426)
Income tax expense (benefit)	(1,724)	2,479

Net income (loss)	28,507	(15,905)
Net (income) loss attributable to noncontrolling interest and Consolidated Variable Interest Entities	(26,912)	16,747
Net income (loss) attributable to CIFC Corp.	$1,595	$842

Earnings (loss) per share -
Basic	$0.08	$0.07
Diluted	$0.08	$0.05

Weighted-average number of shares outstanding -
Basic	20,426,118	11,371,619
Diluted	24,610,121	15,583,304

See notes to condensed consolidated financial statements.

CIFC CORP. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	For the three months ended March 31,
	2012	2011
	(In thousands)

Net income (loss)	$28,507	$(15,905)
Other comprehensive income (loss):
Foreign currency translation	6	20
Other comprehensive income (loss)	6	20
Comprehensive income (loss)	28,513	(15,885)
Comprehensive (income) loss attributable to noncontrolling interest and Consolidated Variable Interest Entities	(26,912)	16,747
Comprehensive income (loss) attributable to CIFC Corp.	$1,601	$862

See notes to condensed consolidated financial statements.

CIFC CORP. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended March 31,
	2012	2011
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$28,507	$(15,905)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net premium and discount amortization on investments, loans and debt issuance costs	222	1,120
Share-based compensation	278	—
Net (gain) loss on investments at fair value	—	(561)
Net (gain) loss on liabilities at fair value	2,377	—
Net (gain) loss on loans	—	32
Net changes in undesignated derivatives	—	(1,253)
Net gain on the sale of management contract	(5,772)	—
Depreciation and amortization	4,851	1,851
Loss on disposal of equipment and improvements	1,417	—
Lease expense greater (less) than payments	—	2
Deferred income tax expense (benefit)	175	1,735
Consolidated Variable Interest Entity Related:
Net premium and discount amortization on investments, loans and debt issuance costs	(633)	(1,152)
Net (gain) loss on investments at fair value	(169,196)	(45,443)
Net (gain) loss on liabilities at fair value	202,018	91,208
Net (gain) loss on loans	727	(579)
Provision for loan losses	—	2,633
Net changes in undesignated derivatives	(1,036)	(32)
Changes in operating assets and liabilities:
Due from brokers	—	1,027
Net (purchases) sales of investments at fair value	—	(1,974)
Receivables	(2,584)	372
Prepaid and other assets	(867)	293
Due to brokers	—	(4,278)
Accrued and other liabilities	(8,955)	(5,830)
Consolidated Variable Interest Entity Related:
Due from brokers	(3,883)	(18,025)
Net (purchases) sales of investments at fair value	(367,181)	57,310
Receivables	(633)	(4,001)
Prepaid and other assets	(384)	22
Due to brokers	284,443	(59,216)
Accrued and other liabilities	3,404	451
Net cash provided by (used in) operating activities	(32,705)	(193)

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted cash and cash equivalents	(1)	—
Proceeds from the sale of the DFR MM CLO	36,500	—
Proceeds from the sale of management contract	6,468	—
Principal receipts on investments at fair value previously classified as available-for-sale	—	260
Purchases of equipment and improvements	(507)	—
Consolidated Variable Interest Entity Related:
Change in restricted cash and cash equivalents	(220,703)	25,663
Principal receipts on loans held for investment	—	32,734
Principal receipts on loans held for sale previously classified as held for investment	1,118	—
Proceeds from sale of loans held for sale previously classified as held for investment	—	1,140
Net cash provided by (used in) investing activities	(177,125)	59,797

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (payments) under repurchase agreements	—	4,071
Payments on contingent liabilities	(5,223)	—
Consolidated Variable Interest Entity Related:
Proceeds from issuance of long-term debt	414,976	—
Payments made on long-term debt	(139,921)	(65,131)
Net cash provided by (used in) financing activities	269,832	(61,060)

Foreign currency translation	6	26

Net increase (decrease) in cash and cash equivalents	60,008	(1,430)
Cash and cash equivalents at beginning of period	35,973	50,106
Cash and cash equivalents at end of period	$95,981	$48,676

SUPPLEMENTAL DISCLOSURE:
Cash paid for interest	$994	$1,184
Cash paid for income taxes	695	—
Consolidated Variable Interest Entity Related:
Cash paid for interest	20,424	8,390
Settlement of interest receivables with increases in principal	1,777	609
Deconsolidation of DFR MM CLO:
Deconsolidation of assets	108,899	—
Deconsolidation of liabilities	72,399	—
Debt previously owned by CIFC Corp.	36,500	—

See notes to condensed consolidated financial statements.

CIFC CORP. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.                                      ORGANIZATION

CIFC Corp. (formerly known as CIFC Deerfield Corp. and previously as Deerfield Capital Corp.) (“CIFC” and, together with its subsidiaries, “us,” “we” or “our”) is a Delaware corporation that specializes in managing investment products which have corporate credit obligations, primarily senior secured corporate loans (“SSCLs”), as the primary underlying investments. We earn investment advisory fees from managing investment products, principally collateralized loan obligations (“CLOs”) and also collateralized debt obligations (“CDOs”), which primarily invest in asset-backed securities (“ABS”). On April 13, 2011, we completed a merger (the “Merger”) with Commercial Industrial Finance Corp. (“Legacy CIFC”).

Business Overview

We establish and manage investment products for various types of investors, including pension funds, hedge funds and other asset management firms, banks, insurance companies and other types of institutional investors located primarily in the U.S., Europe, North Asia and Australia. Our existing investment products are primarily CLOs and also include CDOs and other investment vehicles. For a detailed description of CLOs see Collateralized Loan Obligations in Note 3. The investment advisory fees paid to us by these investment products are our primary source of revenue and are generally paid on a quarterly basis and are ongoing as long as we manage the products. Investment advisory fees typically consist of management fees based on the amount of assets held in the investment product and, in certain cases, incentive fees based on the returns generated for certain investors.

We managed our own fixed income investments, which included SSCLs and other corporate debt, which, was primarily accomplished through our investments in the DFR Middle Market CLO, Ltd. (the “DFR MM CLO”) prior to their sale. We had historically consolidated the DFR MM CLO because we owned all of its subordinated notes. On February 7, 2012 we completed the sale of our investments in and our rights to manage the DFR MM CLO and deconsolidated this entity. Historically, our fixed income investments also included significant investments in residential mortgage-backed securities (“RMBS”) until we made the decision to liquidate this portfolio during the second quarter of 2011.

We are required to consolidate into our financial statements certain variable interest entities (“VIEs”), which include certain of the CLOs, CDOs and other entities we manage in accordance with consolidation guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810—Consolidation (“ASC Topic 810”), as amended by Accounting Standards Update (“ASU”) 2009-17 (“ASU 2009-17”) because they are VIEs with respect to which we are deemed to be the primary beneficiary. See Variable Interest Entities in Note 2 for additional information.

2.                                      ACCOUNTING POLICIES AND RECENT ACCOUNTING UPDATES

Basis of Presentation— We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and are in the form prescribed by the Securities and Exchange Commission (the “SEC”) pursuant to Regulation S-X and the instructions to Form 10-Q. Accordingly, we do not include all of the information and footnotes for complete financial statements. The interim unaudited condensed consolidated financial statements should be read in conjunction with our audited financial statements as of and for the year ended December 31, 2011, which are included in our Annual Report on Form 10-K filed with the SEC on March 30, 2012 (our “2011 10-K”). In the opinion of our management, all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of our financial position, results of operations and cash flows have been included. The nature of our business is such that the results of any interim period information are not necessarily indicative of results for a full year.

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

Variable Interest Entities—ASC Topic 810 requires the consolidation of the assets, liabilities and results of operations of a VIE into the financial statements of the enterprise that is the VIE’s primary beneficiary, through its controlling financial interest in the VIE. ASC Topic 810 also provides a framework for determining whether an entity should be considered a VIE and accordingly evaluated for consolidation. Pursuant to this framework, we consider all relevant facts to determine whether an entity is a VIE and, if so, whether our relationship with the entity (whether contractual, through direct investments in the entity, or otherwise) results in a variable interest. If we determine that we do have a variable interest in the entity, we perform an analysis to determine whether we are deemed to be the primary beneficiary.

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

We have a variable interest in each of the CLOs and CDOs we manage due to the provisions of their respective management agreements and direct investments in certain of the CLOs. With respect to these direct investments, as of March 31, 2012, we own a small portion of the total debt and subordinated notes issued by the CLOs. Where we have a direct investment, it is typically in the unrated, junior subordinated tranches of the CLOs. These unrated, junior subordinated tranches, referred to herein as “subordinated notes,” take the form of either subordinated notes or preference shares. For a detailed description of CLOs see Note 3.

As of March 31, 2012, we consolidate 21 CLOs and one CDO (the “Consolidated CLOs”) under the amendments to ASC Topic 810. The Consolidated CLOs are comprised of: (i) six CLOs and one CDO we began to consolidate on January 1, 2010 (the adoption date of the amendments to ASC Topic 810), (ii) four CLOs we began to consolidate on June 9, 2010 in conjunction with the acquisition of Columbus Nova Credit Investments Management LLC (“CNCIM”), (iii) ten CLOs we began to consolidate on April 13, 2011 in conjunction with the Merger (the “CIFC CLOs”), and (iv) CIFC Funding 2011-I, Ltd. (“CIFC CLO 2011-I”) which we began to consolidate on January 19, 2012, its closing date. See Consolidated CLOs in Note 3 for additional discussion of our Consolidated CLOs.

As of March 31, 2012, we had a variable interest in 20 additional CLOs and CDOs that were not consolidated as we are not the primary beneficiary with respect to those VIEs. Our maximum exposure to loss associated with unconsolidated CLOs and CDOs is limited to future investment advisory fees and receivables. We recorded investment advisory fee receivables totaling $0.7 million and $0.9 million from the unconsolidated CLOs and CDOs as of March 31, 2012 and December 31, 2011, respectively.

As of December 31, 2011, we also consolidated a special purpose vehicle (the “Warehouse SPV”), under ASC Topic 810. During the second quarter of 2011, the Warehouse SPV entered into a total return swap (the “Warehouse TRS”) agreement with Citibank, N.A. (“Citibank”). The reference obligations under the Warehouse TRS agreement were SSCL exposures that we accumulated and were ultimately included within CIFC CLO 2011-I, the new CLO which closed during January 2012 and is managed by CIFC Asset Management LLC (“CIFCAM”). We deconsolidated the Warehouse SPV in January 2012 in conjunction with the settlement of the Warehouse TRS and the closing of CIFC CLO 2011-1. See Total Return Swap in Note 6 for more information on the Warehouse TRS.

Fair Value Measurements and Presentation—See Note 4 for discussion of our accounting policy and required disclosures regarding fair vale measurements.

Reclassifications—Certain amounts in the condensed consolidated statements of operations and condensed consolidated statements of cash flows for the three months ended March 31, 2011 have been reclassified to conform to the presentation for the three months ended March 31, 2012.  These reclassifications have been made primarily to more clearly present information about our consolidated VIEs within our condensed consolidated financial statements.

Condensed Consolidated Statements of Operations—Activities related to the Consolidated CLOs, DFR MM CLO and the Warehouse TRS are now presented within the section “Results of Consolidated Variable Interest Entities”. Net gain (loss) from activities of Consolidated Variable Interest Entities includes activities of VIEs previously presented within interest income, interest expense, provision for loan losses, net gain (loss) on investments, loans, derivatives and liabilities and other, net. See Note 7 for the details of the components of net gain (loss) from activities of Consolidated Variable Interest Entities. In addition, interest expense related to our corporate debt has been reclassified from interest expense within the “Revenues” section to corporate interest expense within the “Other Income (Expense) and Gain (Loss)” section. Interest expense within the “Revenues” section for the three months ended March 31, 2011 primarily includes interest expense related to repurchase agreements used to finance our RMBS portfolio prior to the liquidation of the portfolio during the second quarter of 2011.

Condensed Consolidated Statements of Cash Flows—Cash flows of the Consolidated CLOs, DFR MM CLO and the Warehouse TRS have now been presented separately within the condensed consolidated statements of cash flows to conform with the presentation of the condensed consolidated balance sheets and condensed consolidated statements of operations.

Recent Accounting Updates—In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 amends ASC Topic 820—Fair Value Measurements and Disclosures (“ASC Topic 820”) to converge the fair value framework between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 clarifies existing fair value measurement guidance, updates the fair value measurement principles for certain financial instruments and expands fair value disclosure requirements. ASU 2011-04 is effective for fiscal years and interim reporting periods within those fiscal years beginning after December 15, 2011. We have adopted ASU 2011-04 and the adoption did not have an impact on our condensed consolidated financial statements.  The additional disclosures required by ASU 2011-04 are included within Note 4.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 amends ASC Topic 220—Comprehensive Income to require entities to report components of comprehensive income either in a single continuous statement of comprehensive income or two separate but consecutive statements. ASU 2011-05 does not change the items that must be reported in other comprehensive income. ASU 2011-05 is effective for interim and annual reporting periods beginning after December 15, 2011. We have adopted ASU 2011-05 and we have elected to present a separate statement of comprehensive income.

In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”). ASU 2011-08 amends ASC Topic 350—Intangibles—Goodwill and Other to simplify how entities test goodwill for impairment. The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. We have adopted these amendments and do not expect the amendments to have a material impact on our condensed consolidated financial statements. We perform our goodwill impairment test in the fourth quarter of each year, and on an interim basis if necessary.

3.                                      CLOS AND CONSOLIDATED VARIABLE INTEREST ENTITIES

Collateralized Loan Obligations

The term CLO (which for purposes of the discussion in this section also includes the term CDO unless otherwise noted) generally refers to a special purpose vehicle that owns a portfolio of investments (SSCLs in the case of CLOs and typically asset-backed or other securities in the case of CDOs) and issues various tranches of debt and subordinated note securities to finance the purchase of those investments. The investment activities of a CLO are governed by extensive investment guidelines, generally contained within a CLO’s “indenture” and other governing documents which limit, among other things, the CLO’s maximum exposure to any single industry or obligor and limit the ratings of the CLO’s assets. Most CLOs have a defined investment period which they are allowed to make investments and reinvest capital as it becomes available.

CLOs typically issue multiple tranches of debt and subordinated note securities with varying ratings and levels of subordination to finance the purchase of investments. These securities receive interest and principal payments from the CLO in accordance with an agreed upon priority of payments, commonly referred to as a “waterfall.” The most senior notes, generally rated AAA/Aaa, commonly represent the majority of the total liabilities of the CLO. This tranche of notes is issued at a specified spread over LIBOR and normally has the first claim on the earnings on the CLO’s investments after payment of certain fees and expenses. The mezzanine tranches of rated notes generally have ratings ranging from AA/Aa to BB/Ba and also are usually issued at a specified spread over LIBOR with higher spreads paid on the tranches with lower ratings. Each tranche is typically only entitled to a share of the earnings on the CLOs’ investments if the required interest and principal payments have been made on the more senior tranches. The most junior tranche can take the form of either subordinated notes or preference shares and is referred to as the CLO’s “subordinated notes.” The subordinated notes generally do not have a stated coupon but are entitled to residual cash flows from the CLOs’ investments after all of the other tranches of notes and certain other fees and expenses are paid. The majority of the subordinated notes of the CLOs we manage are owned by third parties. We own portions of the subordinated note tranches of certain of the other CLOs we manage. Our two principal stockholders own, either directly or indirectly, subordinated notes in ten of the Consolidated CLOs and two CLOs which we manage but do not consolidate.

CLOs, which are designed to serve as investments for third party investors, generally have an investment manager that selects and actively manages the underlying assets to achieve target investment performance, including avoidance of loss. In exchange for these services, CLO managers typically receive three types of investment advisory fees: senior management fees, subordinated management fees and incentive fees. CLOs also generally appoint a trustee, custodian and collateral administrator, who are responsible for holding a CLO’s investments, collecting investment income and distributing that income in accordance with the waterfall.

Consolidated Variable Interest Entities

Consolidated CLOs

Consolidated CLOs with assets of $8.9 billion and non-recourse liabilities of $8.5 billion were consolidated into our condensed consolidated financial statements as of March 31, 2012. Consolidated CLOs with assets of $8.0 billion and non-recourse liabilities of $7.7 billion were consolidated into our condensed consolidated financial statements as of December 31, 2011. Although we consolidate 100% of the assets, liabilities and subordinated notes of the Consolidated CLOs, our maximum exposure to loss related to the Consolidated CLOs is limited to our investments and beneficial interests in the Consolidated CLOs ($22.9 million and $7.0 million as of March 31, 2012 and December 31, 2011, respectively), our investment advisory fee receivables from the Consolidated CLOs ($2.2 million and $2.1 million as of March 31, 2012 and December 31, 2011, respectively), and our future investment advisory fees, all of which are eliminated upon consolidation.

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

Net losses recorded for the Consolidated CLOs are not indicative of the cash flow distributions we receive from the Consolidated CLOs. For the three months ended March 31, 2012 and 2011 net income of $26.9 million and net losses of $16.7 million, respectively, were recorded within our condensed consolidated statements of operations related to the Consolidated CLOs.

We receive cash flow distributions from the Consolidated CLOs consisting of investment advisory fees, and, to the extent that we have debt, subordinated notes or other investments in our Consolidated CLOs, interest and distributions on such investments, which are eliminated in consolidation. The following table presents the components of the cash flow distributions from the Consolidated CLOs before fee sharing and eliminations:

	Three months ended March 31,
	2012	2011
	(In thousands)

Investment advisory fees	$11,403	$4,759
Interest on debt investments	92	34
Subordinated note distributions	540	794
Total cash flow distributions	$12,035	$5,587

DFR MM CLO

We consolidated the DFR MM CLO since its inception in 2007 because we owned all of its subordinated notes.  On February 7, 2012, we sold our investments in and our rights to manage the DFR MM CLO for $36.5 million and deconsolidated the entity.  We did not elect the fair value option for the assets and liabilities of DFR MM CLO.  As of December 31, 2011, we consolidated assets of

$130.3 million (primarily cash and loan investments classified as held for sale as described in further detail at Note 5) and liabilities of $93.6 million (primarily long-term debt carried at par) related to the DFR MM CLO. Although we consolidated 100% of the assets and liabilities of DFR MM CLO, our maximum exposure to loss on our investment in this entity had been limited to our initial investment of $69.0 million ($50.0 million of subordinated notes and $19.0 million of debt). The economic impact of our investments in DFR MM CLO had been determined by the cash distributed to us on our investment therein which, from the date of our initial investment through the date of sale, totaled $52.2 million on our subordinated notes investment and $4.8 million in interest on our debt investment. The DFR MM CLO’s debt holders had recourse only to the assets of the DFR MM CLO and not to our general assets.

For the three months ended March 31, 2012 and 2011, we recorded a net loss of $0.2 million and net income of $1.7 million, respectively, in net results of Consolidated VIEs within our condensed consolidated statements of operations related to the DFR MM CLO.  For the three months ended March 31, 2011, we received cash flow distributions from the DFR MM CLO consisting of interest on our debt investment and distributions on our subordinated note investment, of $0.2 million and $3.4 million, respectively, which were eliminated in consolidation. No distributions were received during the three months ended March 31, 2012.

Warehouse SPV

We consolidated the Warehouse SPV since its inception during the second quarter of 2011. We deconsolidated the Warehouse SPV in January 2012 in conjunction with the settlement of the Warehouse TRS and the closing of CIFC CLO 2011-1.  We consolidated assets of $46.5 million and liabilities of $0.6 million related to the Warehouse SPV as of December 31, 2011. Although we had consolidated all of the assets and liabilities of the Warehouse SPV, our maximum exposure to loss was limited to our investment in this entity, which was $46.5 million as of December 31, 2011. For the three months ended March 31, 2012, we recorded net income of $1.4 million in net results of Consolidated VIEs within our condensed consolidated statements of operations for the Warehouse SPV. See Note 6 for more information on the Warehouse SPV and its investment, the Warehouse TRS.

4.                                      FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with ASC Topic 820—Fair Value Measurements and Disclosures (“ASC Topic 820”), we have categorized our financial instruments carried at fair value into a three-level fair value hierarchy based on the transparency of the inputs to the valuation of the asset or liability as of the measurement date. A financial instrument’s categorization within the valuation hierarchy is determined by the lowest level of input that is significant to the fair value measurement. The assessment of significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The three levels are defined as follows:

Level 1—inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

The types of assets included in Level 1 are generally equity securities or derivatives listed on an exchange with active markets. We held no Level 1 securities as of March 31, 2012 or December 31, 2011.

Level 2—inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, quoted prices for identical assets and liabilities in inactive markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Our assets and liabilities generally included in this category are loans where asset valuations are provided by third-party pricing services or our comparable companies pricing model, corporate bonds and investments in CLOs or CDOs where asset valuations are provided by third-party pricing services (prior to our valuation methodology change effective December 31, 2011), long-term debt of our Consolidated CLOs (prior to our valuation methodology change effective September 30, 2011) and our total return swap.

Level 3—inputs to the valuation methodology include significant unobservable inputs to the fair value measurement. This includes situations where there is little, if any, market activity for the asset or liability.

Our assets and liabilities generally included in this category are corporate bonds, investments in CLOs or CDOs, loans where asset valuations are not provided by third-party pricing services or our comparable companies pricing model, warrants, long-term debt of our Consolidated CLOs (including the subordinated notes) and the conversion feature contained in our senior subordinated convertible notes, which was initially deemed an embedded derivative instrument (prior to its reclassification to equity during December 2011).

Determination of Fair Values

As defined in ASC Topic 820, fair value is the price a market participant would receive in the sale of an asset, or pay to transfer a liability, in an orderly transaction at the measurement date. Where available, fair value is based on observable market prices or parameters or is derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation models involve our estimation and judgment, the degree of which is dependent on both the price transparency for the instruments or market and the instruments’ complexity. Assets and liabilities recorded at fair value in the condensed consolidated financial statements are categorized for disclosure purposes based on the level of judgment associated with the inputs used to measure their value as described above. Transfers between levels of the fair value hierarchy are recognized at the end of the reporting period.

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

The fair value process is monitored by our Valuation Committee, which is a cross-functional group of senior management.  The Valuation Committee is chaired by our Chief Investment Officer and is comprised of investment, finance, valuation and risk management professionals. The purpose of the committee is to oversee the pricing policy and procedures by ensuring objective and reliable valuation practices and pricing of financial instruments, as well as addressing fair valuation issues and approving changes to valuation methodologies and pricing sources.  Meetings are held regularly to discuss and analyze the significant assumptions utilized in our internally developed models and to review the valuations provided by third-party pricing services for reasonableness.  This includes testing a sample of the valuations provided by third-party pricing services against our comparable companies pricing model.  We engage reputable third-party pricing services and regularly review the valuation methodologies provided by those third-party pricing services to ensure the fair value measurement provided by those services is in accordance with ASC Topic 820.

The following is a description of our valuation methodologies for financial assets and liabilities measured at fair value by class as required by ASC Topic 820, as amended by ASU 2011-04, including the general classification of such instruments pursuant to the valuation hierarchy described above. Under certain market conditions, we may make adjustments to the valuation methodologies described below. We maintain a consistent policy for the process of identifying when and by how such adjustments should be made. To the extent that we make a significant fair value adjustment, the valuation classification would generally be considered Level 3 within the fair value hierarchy.  We determined our classes of financial assets and liabilities based on our analysis of the nature, characteristics and risks of such financial assets and liabilities at fair value.

Loans—Loans are generally valued via a third-party pricing service.  The value represents a composite of the mid-point in the bid-ask spread of broker quotes or is based on the composite price of a different tranche of the same or similar security if broker quotes are unavailable for the specific tranche we own.  Loans valued in this manner are classified as Level 2 within the fair value hierarchy.  When a value from a third-party pricing service is unavailable, the value may be based on our comparable companies pricing model (an internally developed model using composite or other observable comparable market inputs).  Loans valued in this manner are classified as Level 2 within the fair value hierarchy.  When there are not sufficient data points available to utilize the comparable companies pricing model, the value may be based on an internally developed model using data including unobservable market inputs.  Loans valued in this manner are classified as Level 3 within the fair value hierarchy.

Corporate Bonds—Corporate bonds are generally valued via a third-party pricing service.  The inputs to the valuation include trades, discount rates and forward yield curves. Although the inputs used in the third-party pricing services valuation model are generally obtained from active markets and are observable, the third-party pricing service does not provide sufficient visibility into their pricing model, and as such effective December 31, 2011, we concluded corporate bonds priced in this manner would be classified as Level 3 within the fair value hierarchy.  Prior to this change, corporate bonds priced in this manner were classified as Level 2. When a value from a third-party pricing service is unavailable, the value may be based on an internally developed discounted cash flow model which includes unobservable market inputs or by broker quote.  Corporate bonds valued in this manner are classified as Level 3 within the fair value hierarchy.

Other Assets—Other assets at fair value primarily represent investments in CLOs or CDOs which are generally valued via a third-party pricing service. The inputs to the valuation include trades, discount rates, forward yield curves, and loan level information (including loan loss, recovery and default rates, prepayment speeds and various reports from the trustee and other service providers related to the product being valued). Although the inputs used in the third-party pricing service’s valuation model are generally obtained from active markets and are observable, the third-party pricing service does not provide sufficient visibility into their pricing model, and as such effective December 31, 2011, we concluded other assets priced in this manner would be classified as Level 3 within the fair value hierarchy. Prior to this change, other assets priced in this manner were classified as Level 2. When a value from a third-party pricing service is unavailable, the value may be based on an internally developed discounted cash flow model which includes unobservable market inputs or by broker quote.  Inputs to the internally developed model include the structure of the product being valued, estimates related to loan default rates, recoveries and discount rates. Other assets valued in this manner are classified as Level 3 within the fair value hierarchy.

Derivative assets and liabilities— During the periods presented, derivative asset and liabilities primarily related to the Warehouse TRS (prior to its settlement in January 2012) and a previously bifurcated embedded derivative related to our senior subordinated convertible notes (the “Convertible Notes”).

The fair value of the Warehouse TRS was calculated as the sum of (i) the change in fair value of the reference obligations (SSCL’s which are valued as described in Loans above) since they became reference obligations (ii) net realized gains (losses) on reference obligations sold during the period and (iii) interest income earned on the reference obligations, less an amount equal to LIBOR plus an agreed upon margin on the outstanding notional amount of the reference obligations. The Warehouse TRS was classified as Level 2 within the fair value hierarchy. See Note 6 for further disclosure regarding the Warehouse TRS.

Our Convertible Notes contain a conversion feature with certain antidilution provisions that caused the conversion feature to be deemed an embedded derivative instrument (the “Embedded Derivative”). The fair value of the Embedded Derivative was recorded in the condensed consolidated balance sheets as a derivative liability until the expiration of the antidilution provisions in December 2011 when the fair value of the Embedded Derivative was reclassified to additional paid-in capital and is no longer remeasured at fair value. The fair value of the Embedded Derivative was determined by valuing the Convertible Notes including the conversion right and subsequently valuing the Convertible Notes eliminating the conversion right. The difference represents the fair value of the Embedded Derivative. The valuation of the Embedded Derivative was determined using a binomial tree model using one or more significant unobservable inputs and is classified as Level 3 within the fair value hierarchy.

Derivative assets and liabilities also include discounts on unfunded loan and debt commitments held in our Consolidated CLOs. These derivatives are valued based on the fair value of the underlying loan or debt tranche and are classified within the fair value hierarchy in accordance with the valuation methodology ascribed to the underlying loan or debt tranche as described in Loans above and Long-Term Debt of the Consolidated CLOs below, respectively.

Contingent Liabilities—The fair value of the contingent liabilities is determined via a third-party valuation firm and is based on discounted cash flow models. The models are based on projections of the relevant future investment advisory fee cash flows from the CLOs managed by CIFCAM and its wholly-owned subsidiary, CypressTree Investment Management, LLC (“CypressTree”), and utilize both observable and unobservable inputs in the determination of fair value. See Quantitative Information about Level 3 Assets and Liabilities below for further information regarding the significant inputs to these valuation models.  The contingent liabilities are classified as Level 3 within the fair value hierarchy.

Long-Term Debt of the Consolidated CLOs—Long-term debt of the Consolidated CLOs consists of debt and subordinated notes of the Consolidated CLOs. Effective September 30, 2011, the fair value of the debt and subordinated notes of the Consolidated CLOs is based upon discounted cash flow models and utilizes both observable and unobservable inputs in the determination of fair value. See Quantitative Information about Level 3 Assets and Liabilities below for further information regarding the significant inputs to these valuation models. The debt and subordinated notes of the Consolidated CLOs are classified as Level 3 within the fair value hierarchy.

Prior to September 30, 2011, the fair value for the debt of the Consolidated CLOs was generally valued via a third-party pricing service.  The debt of our Consolidated CLOs valued in this manner was classified as Level 2 within the fair value hierarchy. Prior to September 30, 2011, the subordinated notes of the Consolidated CLOs were valued by management by considering, among other things, available broker quotes. If a broker quote was unavailable, the subordinated notes of Consolidated CLOs were valued using internally developed models consistent with the current methodology described above.  The subordinated notes of our Consolidated CLOs valued in this manner were classified as Level 3 within the fair value hierarchy.

Assets and liabilities measured at fair value on a recurring basis

The following tables present the financial instruments carried at fair value on a recurring basis, by class and by level within the ASC Topic 820 valuation hierarchy:

	March 31, 2012
	Level 1	Level 2	Level 3	Estimated Fair Value
	(In thousands)
Assets
Investments and derivative assets of Consolidated Variable Interest Entities
Loans	$—	$7,874,675	$433	$7,875,108
Corporate bonds	—	—	111,440	111,440
Other	—	—	93,526	93,526
Derivative assets	—	—	66	66
Total investments and derivative assets of Consolidated Variable Interest Entities	—	7,874,675	205,465	8,080,140
Total Assets	$—	$7,874,675	$205,465	$8,080,140

Liabilities
Contingent liabilities at fair value	$—	$—	$36,432	$36,432
Liabilities at fair value of Consolidated Variable Interest Entities
Long-term debt	—	—	8,057,635	8,057,635
Total liabilities of Consolidated Variable Interest Entities	—	—	8,057,635	8,057,635
Total Liabilities	$—	$—	$8,094,067	$8,094,067

	December 31, 2011
	Level 1	Level 2	Level 3	Estimated Fair Value
	(In thousands)
Assets
Investments and derivative assets of Consolidated Variable Interest Entities
Loans	$—	$7,327,141	$19,729	$7,346,870
Corporate bonds	—	—	154,096	154,096
Other	—	—	47,806	47,806
Derivative assets	—	—	5,281	5,281
Total investments and derivative assets of Consolidated Variable Interest Entities	—	7,327,141	226,912	7,554,053
Total Assets	$—	$7,327,141	$226,912	$7,554,053

Liabilities
Contingent liabilities at fair value	$—	$—	$39,279	$39,279
Liabilities at fair value of Consolidated Variable Interest Entities
Derivative liabilities	—	6,252	—	6,252
Long-term debt	—	—	7,559,568	7,559,568
Total liabilities of Consolidated Variable Interest Entities	—	6,252	7,559,568	7,565,820
Total Liabilities	$—	$6,252	$7,598,847	$7,605,099

Changes in Level 3 recurring fair value measurements

The following tables summarize by class the changes in financial asset and liabilities measured at fair value classified within Level 3 of the valuation hierarchy. Net realized and unrealized gains (losses) for Level 3 financial assets and liabilities measured at fair value are included within net gain (loss) on investments, loans, derivatives and liabilities and net gain (loss) from activities of Consolidated Variable Interest Entities in the condensed consolidated statements of operations.

	Level 3 Financial Assets at Fair Value
	Three months ended March 31, 2012
	Investment and Derivative Assets of Consolidated Variable Interest Entities
	Loans		Corporate Bonds		Other		Derivative Assets	Total
	(In thousands)
Estimated fair value, beginning of period	$19,729		$154,096		$47,806		$5,281	$226,912
Transfers into Level 3	77	(1)	—		—		—	77
Transfers out of Level 3	(5,453)	(2)	—		—		—	(5,453)
Transfers out due to deconsolidation	—		(5,708)	(3)	—		—	(5,708)
Transfers between classes	—		(33,290)	(4)	33,290	(4)	—	—
Net realized/unrealized gains (losses)	1,614		2,913		10,206		(5,215)	9,518
Purchases	—		—		4,930		—	4,930
Sales	(1,430)		(5,931)		(545)		—	(7,906)
Settlements	(14,104)		(640)		(2,161)		—	(16,905)
Estimated fair value, end of period	$433		$111,440		$93,526		$66	$205,465

Change in unrealized gains (losses) for the period for the assets held as of the end of the period	$1,564		$2,596		$7,264		$(5,215)	$6,209

	Level 3 Financial Assets at Fair Value
	Three months ended March 31, 2011
	Investments and	Investment and Derivative Assets of Consolidated Variable Interest Entities
	derivative assets at fair value	Loans		Corporate Bonds	Other	Derivative Assets	Total
	(In thousands)
Estimated fair value, beginning of period	$2,429	$31,476		$14,032	$23,103	$259	$71,299
Net transfers in (out) of Level 3	—	(11,502)	(5)	—	—	—	(11,502)
Net realized/unrealized gains (losses)	(1)	338		523	1,511	46	2,417
Purchases	—	2,363		—	—	—	2,363
Sales	—	—		—	(21,748)	—	(21,748)
Issuances	—	—		—	—	—	—
Settlements	(55)	(4,237)		(3,928)	—	—	(8,220)
Estimated fair value, end of period	$2,373	$18,438		$10,627	$2,866	$305	$34,609

(1)           The transfers into Level 3 represent loans valued by an internally developed model utilizing unobservable market inputs as of March 31, 2012 which were previously valued by the comparable companies pricing model.

(2)           The transfers out of Level 3 represent loans valued by the comparable companies pricing model as of March 31, 2012, which were previously valued by an internally developed model utilizing unobservable market inputs.

(3)           The transfers out due to deconsolidation represent corporate bonds held in the DFR MM CLO.

(4)           The transfers between categories represent investments in CLOs and CDOs classified as corporate bonds as of December 31, 2011.

(5)           The transfers out of Level 3 represent loans valued by a third-party pricing service as of March 31, 2011 and were previously valued via a single broker quote.  These transfers out of Level 3 were partially offset by loans valued via single broker quote as of March 31, 2011 and were previously valued by a third-party pricing service.

	Level 3 Financial Liabilities at Fair Value
	Three Months Ended March 31, 2012
	Contingent Liabilities at Fair Value	Long-term Debt of Consolidated Variable Interest Entities	Total
	(In thousands)
Estimated fair value, beginning of period	$39,279	$7,559,568	$7,598,847
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Net realized/unrealized (gains) losses	2,377	150,531	152,908
Purchases	—	37,600	37,600
Sales	—	(5,000)	(5,000)
Issuances	—	377,377	377,377
Settlements	(5,224)	(62,441)	(67,665)
Estimated fair value, end of period	$36,432	$8,057,635	$8,094,067

Change in unrealized gains (losses) for the period for the liabilities held as of the end of the period	$2,551	$146,499	$149,050

	Level 3 Financial Liabilities at Fair Value
	Three Months Ended March 31, 2011
	Derivative Liabilities	Long-term Debt of Consolidated Variable Interest Entities	Total
	(In thouands)

Estimated fair value, beginning of period	$11,155	$202,844	$213,999
Net transfers in (out) of Level 3	—	—	—
Net realized/unrealized (gains) losses	(1,252)	21,435	20,183
Purchases	—	—	—
Sales	—	—	—
Issuances	—	—	—
Settlements	—	—	—
Estimated fair value, end of period	$9,903	$224,279	$234,182

Quantitative Information about Level 3 Assets & Liabilities

ASC Topic 820, as amended by ASU 2011-04, requires disclosure of quantitative information about the significant unobservable inputs used in the valuation of assets and liabilities classified as Level 3 within the fair value hierarchy.  Disclosure of this information is not required in circumstances where a valuation (unadjusted) is obtained from a third-party pricing service and the information regarding the unobservable inputs is not reasonably available to us.  As such, the disclosure provided below provides quantitative information only about the significant unobservable inputs used in the valuation of our contingent liabilities and the long-term debt of our Consolidated CLOs as of March 31, 2012.

The valuation of both our contingent liabilities and the long-term debt of the Consolidated CLOs begins with a model of projected cash flows for the relevant CLO.  In addition to the structure of each of the CLOs (as provided in the indenture for each CLO), the following table provides quantitative information about the significant unobservable inputs utilized in this projection as of March 31, 2012.  Significant increases in any of the significant unobservable inputs, in isolation, will generally have an increase or decrease correlation with the fair value measurement of contingent liabilities and the long-term debt of the Consolidated CLOs, as shown in the table.

Significant Unobservable Input	Range	Impact of Increase in Input on Fair Value Measurement (1)

Default rate (2)	0-3%	Decrease
Recovery rate (2)	70-75%	Increase
Pre-payment rate (2)	20-30%	Decrease
Reinvestment spread above LIBOR	3-4%	Increase
Reinvestment price	99.50	Increase

(1)	Conversely, the impact of a decrease in input would have the opposite impact to the fair value as that presented in the table.
(2)	Generally an increase in the default rate would be accompanied by a directionally opposite change in assumption for the recovery and pre-payment rates.

The valuation of the contingent liabilities as of March 31, 2012 discounts the investment advisory fees subject to fee-sharing arrangements provided from the projected cash flow model (described above) at discount rates ranging from 6% to 15% percent.  The discount rate varies by type of investment advisory fee (senior management fee, subordinated management fee, or incentive fee) and the priority of that investment advisory fee in the waterfall of the CLO. Increases (decreases) in the discount rates in isolation would result in a lower (higher) fair value measurement.

The valuation of the long-term debt of the Consolidated CLOs as of March 31, 2012 discounts the cash flows to each tranche of debt and subordinated notes provided from the projected cash flow model (described above) at discount rates ranging from 145 to 1050 basis points above LIBOR for the debt tranches and discount rates ranging from 15% to 20% for the subordinated notes tranches.  The discount rate varies by the original credit rating of each tranche of debt or subordinated notes. Increases (decreases) in the discount rates in isolation would result in a lower (higher) fair value measurement.

Assets measured at fair value on a nonrecurring basis

Certain assets are measured at fair value on a nonrecurring basis, meaning that the instruments are measured at fair value only in certain circumstances (for example, when held at the lower of cost or fair value). As of March 31, 2012, there were no assets or liabilities measured at fair value on a nonrecurring basis.  The following table presents the financial instruments measured at fair value on a nonrecurring basis, by caption in the condensed consolidated balance sheets and by level within the ASC Topic 820 valuation hierarchy as of December 31, 2011:

	Level 1	Level 2	Level 3		Estimated Fair Value
	(In thousands)

Loans held for sale	$—	$—	$99,595	(1)	$99,595

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

Carrying Value and Estimated Fair Value of Financial Assets and Liabilities

The carrying amounts and estimated fair values of our financial assets and liabilities for which the disclosure of fair values is required, were as follows:

	As of March 31, 2012		As of December 31, 2011
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(In thousands)		(In thousands)
Financial assets:
Cash and cash equivalents (1)	$95,981	$95,981	$35,973	$35,973
Restricted cash and cash equivalents (1)	2,230	2,230	2,229	2,229
Financial assets of Consolidated Variable Interest Entities:
Restricted cash and cash equivalents (1)	730,259	730,259	512,495	512,495
Investments and derivative assets at fair value	8,080,140	8,080,140	7,554,053	7,554,053
Loans held for sale (2)	—	—	99,595	99,595

Financial liabilities:
Deferred purchase payments (3)	8,359	8,359	8,221	8,221
Contingent liabilities at fair value	36,432	36,432	39,279	39,279
Long-term debt:
Convertible Notes (4)	17,636	27,323	17,455	24,743
Junior Subordinated Notes (5)	120,000	44,362	120,000	40,302
Financial liabilities of Consolidated Variable Interest Entities:
Derivative liabilities	—	—	6,252	6,252
Long-term debt:
DFR MM CLO (6)	—	—	93,269	86,955
Consolidated CLOs	8,057,635	8,057,635	7,559,568	7,559,568

(1)           Carrying amounts approximate the fair value due to the short-term nature of these instruments.

(2)           The December 31, 2011 carrying value of the loans held for sale (which were all held within DFR MM CLO) was reduced to $12.0 million below its lower of cost or estimated fair value carrying amounts in order to reflect our consolidated net equity position for DFR MM CLO at the net amount expected to be realized upon the sale of our investments in and our rights to manage the DFR MM CLO for $36.5 million.

(3)           The carrying amount approximates fair value. This represents the fixed deferred purchase payments payable to DFR Holdings as part of the consideration for the acquisition of CNCIM and the fixed deferred purchase payments payable to CIFC Parent as part of the Merger consideration.

(4)           The estimated fair value of our Convertible Notes was determined using a binomial tree model which utilizes significant unobservable inputs, including volatility and yield assumptions.  This methodology is classified as Level 3 within the fair value hierarchy.

(5)           Junior Subordinated Notes includes both our March and October Junior Subordinated Notes (defined in Note 10). The estimated fair values of our Junior Subordinated Notes were determined using an internally developed discounted cash flows model which utilizes significant unobservable inputs, including yield and forward LIBOR curve assumptions.  This methodology is classified as Level 3 within the fair value hierarchy.

(6)           The estimated fair values of the long-term debt of the DFR MM CLO was calculated using the same methodology as described above for the long-term debt of the Consolidated CLOs and is classified as Level 3 within the fair value hierarchy.

The loans and other investments classified as investments at fair value of the Consolidated CLOs are diversified over many industries, primarily as a result of industry concentration limits outlined in the indentures of each CLO, and as such we do not believe we have any significant concentration risk.

5.             LOANS AND LOANS HELD FOR SALE

We historically held investments in loans which were not included within the Consolidated CLOs and for which the fair value option was not elected. During the periods presented, these loans were primarily held within the DFR MM CLO.  The loans held within the DFR MM CLO were classified as loans held for investment (carried at cost, less allowance for loan losses) until September 30, 2011, when all of the loans within DFR MM CLO were reclassified to loans held for sale (carried at lower of cost or fair value) since, as of such date, we no longer intended to hold the loans within the DFR MM CLO to maturity.  As of December 31, 2011, loans held for sale had a carrying value of $99.6 million and was comprised solely of loans held within the DFR MM CLO. The December 31, 2011 carrying value of the loans held for sale within DFR MM CLO was reduced to $12.0 million below its lower of cost or estimated fair value carrying amounts in order to reflect our consolidated net equity position for DFR MM CLO at the net amount expected to be realized upon the sale of our investments in and our rights to manage the DFR MM CLO. On February 7, 2012, we sold our investments in and rights to manage the DFR MM CLO for $36.5 million and deconsolidated the DFR MM CLO.  As of March 31, 2012 we no longer have any loans held for investment or loans held for sale.

For the three months ended March 31, 2012 we recorded a net loss of $0.7 million and for the three months ended March 31, 2011 we recorded a net gain of $0.6 million on loans held for sale and loans held for investment. In addition, during the three months ended March 31, 2011, we recorded a provision for loan losses of $2.6 million related to loans held within the DFR MM CLO which were classified as loans held for investment.

6.                                      DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The following table is a summary of our derivative instruments:

	Number of	Notional
	Contracts	Amount	Assets	Liabilities	Net Fair Value
		(In thousands)
March 31, 2012:

Warrants	2	n/a	$—	$—	$—
Total derivatives	2	$—	$—	$—	$—

Derivatives of Consolidated Variable Interest Entities:
Warrants	8	n/a	$66	$—	$66
Total derivatives of Consolidated Variable Interest Entities	8	$—	$66	$—	$66

December 31, 2011:

Warrants	2	n/a	$—	$—	$—
Total derivatives	2	$—	$—	$—	$—

Derivatives of Consolidated Variable Interest Entities:
Warrants	11	n/a	$67	$—	$67
Total return swap	1	218,925	—	(650)	(650)
Unfunded debt commitments	6	99,967	5,214	—	5,214
Unfunded loan commitments	16	83,281	—	(5,602)	(5,602)
Total derivatives of Consolidated Variable Interest Entities	34	$402,173	$5,281	$(6,252)	$(971)

n/a—not applicable

The following table is a summary of the net gain (loss) on derivatives included in net gain (loss) on investments, loans, derivatives and liabilities in the condensed consolidated statements of operations:

	For the three months ended March 31,
	2012	2011
	(In thousands)
Embedded Derivative	$—	$1,253
Net gain (loss) on derivatives	$—	$1,253

The following table is a summary of the net gain (loss) on derivatives included in net gain (loss) from activities of Consolidated Variable Interest Entities in the condensed consolidated statements of operations:

	For the three months ended March 31,
	2012	2011
	(In thousands)
Interest rate swaps	$—	$(14)
Warrants	(1)	46
Total return swap	1,414	—
Unfunded debt commitments	5,400	—
Unfunded loan commitments	(5,214)	—
Net gain (loss) on derivatives	$1,599	$32

Total Return Swap

During the second quarter of 2011, we entered into a total return swap (the Warehouse TRS) agreement with Citibank through the Warehouse SPV. On January 19, 2012, the Warehouse SPV settled its obligations under the Warehouse TRS in connection with closing CIFC CLO 2011-I. We received proceeds of $47.4 million upon the settlement of the Warehouse TRS, of which we invested $17.4 million in the subordinated notes of CIFC CLO 2011-1.

Under the Warehouse TRS, we received the income on the reference obligations (including gains on terminated reference obligations) and paid Citibank an amount equal to LIBOR plus an agreed upon margin on the outstanding notional amount of the reference obligations and losses on terminated reference obligations. As of December 31, 2011 the notional amount of SSCLs included as reference obligations of the Warehouse TRS was $218.9 million and we had $46.5 million of cash posted as collateral under the Warehouse TRS, which is included within restricted cash and cash equivalents of consolidated variable interest entities on our condensed consolidated balance sheets at that date.

Embedded Derivative

Our Convertible Notes contain a conversion feature with certain antidilution provisions that caused the conversion feature to be deemed an embedded derivative instrument. Such antidilution provisions expired in December 2011 and as a result of their expiration, we reclassified the fair value of the Embedded Derivative to additional paid-in capital.

Interest Rate Swaps

With respect to our Consolidated CLOs, interest rate swaps may be entered into by a CLO to protect it from a mismatch between any fixed interest rates on its assets and the floating interest rates on its debt. The interest rate swap held in the Consolidated CLOs matured during the year ended December 31, 2011.

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

7.                                      NET GAIN (LOSS) ON INVESTMENTS, LOANS, DERIVATIVES AND LIABILITIES AND NET GAIN (LOSS) FROM ACTIVITIES OF CONSOLIDATED VARIABLE INTEREST ENTITIES

The following table is a summary of the components of our net gain (loss) on investments, loans, derivatives and liabilities:

	For the three months ended March 31
	2012	2011
	(In thousands)

Net gain (loss) on investments at fair value	$—	$561
Net gain (loss) on liabilities at fair value	(2,377)	—
Net gain (loss) on loans	—	(32)
Net gain (loss) on derivatives	—	1,253
Net gain (loss) on investments, loans, derivatives and liabilities	$(2,377)	$1,782

The following table is a summary of the components of our net gain (loss) on activities of Consolidated Variable Interest Entities:

	For the three months ended March 31
	2012	2011
	(In thousands)

Investment and interest income	$96,082	$49,359
Interest expense	23,569	9,033
Net investment and interest income	72,513	40,326
Provision for loan losses	—	2,633
Net investment and interest income after provision for loan losses	72,513	37,693

Net gain (loss) on investments at fair value	169,196	45,443
Net gain (loss) on liabilities at fair value	(202,018)	(91,208)
Net gain (loss) on loans	(727)	579
Net gain (loss) on derivatives	1,599	32
Dividend and other income gain (loss)	—	17

Net gain (loss) from activities of Consolidated Variable Interest Entities	$40,563	$(7,444)

8.                                      INTANGIBLE ASSETS

Intangible assets consisted of the following:

	Weighted-Average
	Remaining Estimated	Gross Carrying	Accumulated	Net Carrying
	Useful Life	Amount (1)	Amortization	Amount
	(In years)	(In thousands)
March 31, 2012:
Investment management contracts	6.1	$74,158	$27,244	$46,914
Technology	0.3	7,706	6,849	857
Non-compete agreements	5.8	1,535	279	1,256
Trade name	9.0	1,250	125	1,125
Total intangible assets		$84,649	$34,497	$50,152

December 31, 2011:
Investment management contracts	6.2	$76,748	$25,362	$51,386
Technology	0.5	7,706	5,991	1,715
Non-compete agreements	6.0	2,065	748	1,317
Trade name	9.3	1,250	94	1,156
Total intangible assets		$87,769	$32,195	$55,574

During the three months ended March 31, 2012 and 2011, we recorded amortization of intangible assets of $4.7 million and $1.7 million, respectively.

The following table presents expected amortization expense of the existing intangible assets:

(In thousands)
Remainder of 2012	$12,220
2013	13,251
2014	9,444
2015	6,113
2016	4,223
Thereafter	4,901
$50,152

On January 27, 2012, we completed the sale of our rights to manage Gillespie CLO PLC (“Gillespie”), a European CLO which had been managed by DCM. The sale price was comprised of a $7.1 million payment on the closing date and contingent payments of up to approximately $1.1 million. We recorded a net gain on the sale of Gillespie of $5.8 million within other, net on the condensed consolidated statements of operations for the three months ended March 31, 2012.  This gain was net of write-offs of $0.7 million for the intangible asset associated with the Gillespie management contract and $0.6 million of receivables from Gillespie.

9.                                      CONTINGENT LIABILITIES AT FAIR VALUE

Our contingent liabilities are comprised of contingent deferred payments which were a component of the Merger consideration and contingent liabilities assumed in the Merger.  The contingent deferred payments which were a component of the Merger consideration consist of (i) the first $15.0 million of incentive fees received by the combined company from certain CLOs managed by CIFCAM as of April 13, 2011 (the “Merger Closing Date”), (ii) 50% of any incentive fees in excess of $15.0 million in the aggregate received by the combined company over the next ten years from certain CLOs managed by CIFCAM as of the Merger Closing Date and (iii) payments relating to the present value of any such incentive fees from certain CLOs managed by CIFCAM as of the Merger Closing Date that remain payable to the combined company after the tenth anniversary of the Merger Closing Date.  During the three months ended March 31, 2012, we made payments of $1.0 million related to these contingent liabilities.  As of March 31, 2012 and December 31, 2011, the remaining payments under item (i) were $11.2 million and $12.1 million, respectively.

The contingent liabilities assumed in the Merger primarily represent contingent consideration related to Legacy CIFC’s acquisition of CypressTree on December 1, 2010 and contingent liabilities Legacy CIFC assumed in its acquisition of CypressTree related to required payments to the prior sellers of CypressTree and the broker of that sale. These contingent liabilities are based on a fixed percentage of certain investment advisory fees from the CypressTree CLOs. These fixed percentages vary by CLO and have a minimum fixed percentage of 55%. During the three months ended March 31, 2012, we made payments of $4.3 million (which include $3.0 million of one-time earn out payments for two of the CypressTree management contracts which will reduce the required payments going forward related to such management contracts) related to these contingent liabilities.

These contingent liabilities are remeasured at fair value at each reporting date and recorded within contingent liabilities at fair value on the condensed consolidated balance sheets as described in Note 4. The estimated fair value of the contingent liabilities are as follows:

	Estimated Fair Value
	March 31, 2012	December 31, 2011
	(In thousands)

Contingent liabilities assumed	$12,418	$16,418
Contingent deferred payments for the Merger	24,014	22,861
Total contingent liabilities	$36,432	$39,279

The following table presents the changes in fair value of contingent liabilities recorded within net gain (loss) on investments, loans, derivatives and liabilities on the condensed consolidated statements of operations:

Three months ended March 31, 2012
(In thousands)

Contingent liabilities assumed	$(267)
Contingent deferred payments for the Merger	(2,110)
Total net gain (loss) on contingent liabilities	$(2,377)

10.                               LONG-TERM DEBT

Recourse debt refers to debt where the lenders have recourse to our unencumbered assets to satisfy our obligations under such debt. All of the debt of the Consolidated Variable Interest Entities is non-recourse debt. Non-recourse debt refers to debt where the lenders have recourse only to specific assets pledged as collateral to the lenders.

The following table summarizes our long-term debt:

		Current
	Carrying	Weighted Average	Weighted Average
	Value	Borrowing Rate	Remaining Maturity
	(In thousands)		(In years)
March 31, 2012:
Recourse Debt:
March Junior Subordinated Notes (1)	$95,000	1.00%	23.6
October Junior Subordinated Notes (2)	25,000	4.05%	23.6
Convertible Notes (3)	17,636	8.00%	5.7
Total Recourse Debt	137,636	2.45%	21.3
Consolidated Variable Interest Entities Debt:
Consolidated CLOs (4)	8,057,635	1.14%	8.2
Total long-term debt	$8,195,271	1.16%	8.4

December 31, 2011:
Recourse Debt:
March Junior Subordinated Notes (1)	$95,000	1.00%	23.9
October Junior Subordinated Notes (2)	25,000	3.93%	23.9
Convertible Notes (3)	17,455	8.00%	6.0
Total Recourse Debt	137,455	2.42%	21.6
Consolidated Variable Interest Entities Debt:
DFR MM CLO (5)	93,269	1.68%	7.6
Consolidated CLOs (4)	7,559,568	1.01%	7.3
Total Consolidated Variable Interest Entities Debt	7,652,837	1.02%	7.3
Total long-term debt	$7,790,292	1.04%	7.5

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

(3)           The Convertible Notes principal outstanding of $25.0 million is presented net of a $7.4 million discount as of March 31, 2012 and a $7.5 million discount as of December 31, 2011. The Convertible Notes currently pay interest at the 8.00% stated rate; however, including the discount, the effective rate of interest is 18.14%. The Convertible Notes will mature on December 9, 2017.

(4)           Long-term debt of the Consolidated CLOs is recorded at fair value. This includes the fair value of the subordinated notes issued by the Consolidated CLOs. However, the subordinated notes do not have a stated interest rate and are therefore excluded from the calculation of the weighted average borrowing rate. The par value of the Consolidated CLOs long-term debt (including subordinated notes) was $8.8 billion and $8.9 billion as of March 31, 2012 and December 31, 2011, respectively.

(5)           Excludes $19.0 million of DFR MM CLO Class D Notes and $50.0 million of subordinated notes that we previously owned and eliminated upon consolidation. Had this debt been included, the weighted-average borrowing rate would have been 2.14% as of December 31, 2011. The subordinated notes do not have a stated interest rate and are therefore excluded from the calculation of the weighted average borrowing rate.

As a result of the February 2012 sale of our investments in and our rights to manage the DFR MM CLO, we deconsolidated the DFR MM CLO.  As of December 31, 2011, the carrying value of the assets held in the DFR MM CLO, which are the only assets to which the DFR MM CLO debt holders have recourse for repayment was $130.3 million.

During the three months ended March 31, 2012, the Consolidated CLOs issued $377.4 million of debt, made net borrowings under revolving credit facilities of $32.6 million, paid down $62.4 million of their outstanding debt and distributed $51.5 million to the holders of their subordinated notes.  The carrying value of the assets of the Consolidated CLOs, which are the only assets to which the Consolidated CLO debt holders have recourse for repayment was $8.9 billion and $8.0 billion as of March 31, 2012 and December 31, 2011, respectively.

11.                               EQUITY

Common Stock

Common stock outstanding totaled 20,255,430 as of March 31, 2012 and December 31, 2011.  In addition, the Convertible Notes are convertible into 4,132,231 shares (the “Conversion Shares”) of common stock (as such amount may be adjusted in certain events or increased in connection with the payment of in-kind interest at an initial conversion price of $6.05 per share, subject to adjustment).

Stock Options

We issue stock-based awards to certain of our employees and recognized related stock-based compensation for these equity awards in our condensed consolidated financial statements. These awards are issued pursuant to the CIFC Corp. 2011 Stock Option and Incentive Plan (the “2011 Stock Plan”).

Stock-based compensation for equity-classified awards is measured at the date of grant, based on an estimate of the fair value of the award and is generally expensed over the vesting period of the grant. During the three months ended March 31, 2012 we recorded stock-based compensation expense of $0.2 million on the condensed consolidated statements of operations within compensation and benefits. As of March 31, 2012, there was $8.8 million of estimated unrecognized compensation expense related to unvested awards, net of estimated forfeitures. This cost is expected to be recognized over a weighted average vesting period of 3.6 years.

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

In addition to the exercise and grant date prices of these awards, we utilized certain weighted average assumptions to estimate the initial fair value of stock-based awards. We did not issue any stock-based awards during the three months ended March 31, 2011. Weighted average assumptions for stock based awards issued in the three months ended March 31, 2012 are listed in the table below:

2012
Expected dividend yield	0%
Expected volatility	50.52%
Risk-free interest rate	1.27%
Expected life (years)	6.09

Stock-based awards granted have exercise prices equal to the fair market value of the stock on the date of grant, a contractual term of ten years and a vesting period of approximately four years. In addition to time based vesting requirements, certain of the awards also contain performance vesting criteria. The expected dividend yield is the expected annual dividend as a percentage of the fair market value of the stock on the date of grant. The expected volatility is estimated by considering the historical volatility of our stock, the historical and implied volatility of peer companies and our expectations of volatility for the expected life of stock-based awards. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for an instrument which closely approximates the expected option term. The expected option term is the number of years we estimate that stock-based award will be outstanding prior to exercise. The expected life of stock-based awards issued is determined by using the simplified method.

The following table summarizes certain 2011 Stock Plan activity during the three months ended March 31, 2012:

	Number of Shares Underlying Stock- Based Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Oustanding as of January 1, 2012	1,550,000	$7.20
Granted (1)	2,208,251	$5.04
Expired/canceled	(260,000)	$7.25
Exercised	—	—
Outstanding at March 31, 2012	3,498,251	$5.83	9.66	$2,588
Exercisable at March 31, 2012	—	$—	—	$—
Vested and Expected to vest at March 31, 2012	3,148,426	$5.83	9.66	$2,329

(1)                                  On March 21, 2012 we proposed an amendment to 2011 Stock Plan to increase the aggregate number of shares authorized for issuance under the Plan by 1,650,000. The amendment is pending shareholder approval at our 2012 Annual Meeting of Stockholders to be held on May 29, 2012. Approximately 950,000 of the stock-based awards granted during the three months ended March 31, 2012 are contingent upon such approval. We believe the approval of the amendment to the 2011 Stock Plan is perfunctory given the significant concentration of the ownership of our common stock with two stockholders, each of which has indicated that it will approve the amendment.

(2)                                  The forfeited stock-based awards are redistributed to the grant pool for possible reissuance under the 2011 Stock Plan.

Restricted Stock Units

Each of the restricted stock units outstanding represents the right to receive one share of our common stock, subject to acceleration upon the occurrence of certain specified events. The number of restricted stock units may be adjusted, as determined by our board of directors (our “Board”), in connection with any stock dividends, stock splits, subdivisions or consolidations of shares (including reverse stock splits) or similar changes in our capitalization.

The following table summarizes our restricted stock units activity:

	2012	2011
Restricted stock units outstanding as of January 1	170,688	397,052
Settled (1)	—	(248,069)
Restricted stock units outstanding as of March 31	170,688	148,983

(1)                                  Settled represents the gross number of restricted stock units satisfied. We issued 163,709 shares of common stock to satisfy these restricted stock unit grants, which were net of 84,360 shares of common stock withheld to satisfy income tax withholding obligations of certain of the recipients.

Restricted stock units outstanding represent grants to certain members of our Board during 2009, 2010 and 2011.  The grants are fully vested, settle three years from the date of their respective grants and were based on the stock price at the date of grant.

Warrants

In connection with the restructuring of an investment product we formerly managed, we granted warrants, which are fully vested warrants to purchase 250,000 shares of our common stock at an exercise price of $4.25 per share which expire on April 9, 2014.

Appropriated Retained Earnings (Deficit) of Consolidated Variable Interest Entities

Appropriated retained earnings (deficit) of Consolidated Variable Interest Entities initially represented the excess fair value of the Consolidated CLOs’ assets over the Consolidated CLOs’ liabilities at the date of the adoption of the amendments to ASC Topic 810. During 2011 we recorded an increase to appropriated retained earnings (deficit) of Consolidated Variable Interest Entities for the excess fair value of the Consolidated CLOs’ assets over the Consolidated CLOs’ liabilities at the Merger Closing Date for the CIFC CLOs of $285.0 million. Appropriated retained earnings (deficit) of Consolidated Variable Interest Entities is adjusted each period for the net income (loss) attributable to Consolidated CLOs.

12.                               EARNINGS (LOSS) PER SHARE

The following table presents the calculation of basic and diluted earnings (loss) per share:

	For the three months ended March 31,
	2012	2011
	(In thousands, except per share data)

Net income (loss) attributable to CIFC Corp.	$1,595	$842
Dilutive effect of:
Convertible Notes	260	(120)
Net income (loss) attributable to CIFC Corp.
used in diluted calculation	$1,855	$722

Weighted-average shares used in basic calculation	20,426	11,372
Dilutive effect of:
Warrants	52	79
Convertible Notes	4,132	4,132
Weighted-average shares used in diluted calculation	24,610	15,583

Earnings (loss) per share -
Basic	$0.08	$0.07
Diluted	$0.08	$0.05

For the three months ended March 31, 2012 and 2011, the Conversion shares related to the Convertible Notes and the outstanding warrants were included in the calculation of diluted earnings (loss) per share because their effect was dilutive under the if-converted and treasury stock method, respectively.  For the three months ended March 31, 2012, the outstanding stock options were excluded from the calculation of diluted earnings (loss) per share because their effect was anti-dilutive under the treasury stock method.

13.                               INCOME TAXES

We file a consolidated U.S. federal and several state income tax returns with all of our domestic corporate subsidiaries, including the subsidiary that held our investments in DFR MM CLO. Prior to its sale, DFR MM CLO was a foreign subsidiary which is generally exempt from U.S. federal and state income taxes because it restricts its activities in the United States to trading stocks and securities for its own account. In the periods prior to its sale, we were required, however, to include the taxable income from DFR MM CLO in our calculation of federal taxable income, regardless of whether that income was distributed to us.

The entities that comprise our Consolidated CLOs are foreign entities that are generally exempt from U.S. federal and state income taxes. Income taxes, if any, are the responsibility of the entity’s subordinated notes owners. Consequently, our condensed consolidated statements of operations do not include a provision for income tax expense (benefit) related to the pre-tax income (loss) of our Consolidated CLOs. However, to the extent that we hold a subordinated note interest in these entities, we are required to include our proportionate share of their income in the calculation of our taxable income.

For the three months ended March 31, 2012 and 2011, we recorded an income tax benefit of $1.7 million and income tax expense of $2.5 million, respectively.  Our effective tax rate, excluding noncontrolling interests in consolidated entities, for the three months ended March 31, 2012 was 1,335%, an increase from our effective tax rate for the three months ended March 31, 2011 of 75%.  The difference between our statutory rate and our effective tax rate for the three months ended March 31, 2012 is primarily attributable to state income taxes and certain discrete and permanent items during the period, including fair value changes of certain contingent liabilities related to the Merger and the sale of our rights to manage Gillespie. We expect the tax rate for the full year 2012 to approximate 88%, excluding discrete items. This difference between our statutory tax rate and our effective rate is primarily state income taxes and the result of permanent tax adjustments related to the Merger.

We have recorded net deferred tax assets of $57.6 million, net of a valuation allowance of $24.6 million, as of March 31, 2012 and net deferred tax assets of $57.8 million, net of a valuation allowance of $27.9 million as of December 31, 2011.  We have recorded deferred income taxes as of March 31, 2012 and December 31, 2011 in accordance with ASC Topic 740—Income Taxes (“ASC Topic 740”). We record deferred tax assets and liabilities for the future tax consequences attributable to differences between the carrying amounts of assets and liabilities and their respective income tax bases. As required by ASC Topic 740, we evaluate the likelihood of realizing tax benefits in future periods, which requires the recognition of a valuation allowance to reduce any deferred tax assets to an amount that is more likely than not to be realized. Under ASC Topic 740, we are required to identify and consider all available evidence, both positive and negative, in determining whether it is more likely than not that all or some portion of the deferred tax assets will not be realized. As of March 31, 2012 and December 31, 2011, our evaluation concluded that there was a need for a valuation allowance related to our ability to utilize net operating losses (“NOLs”) and net capital losses (“NCLs”) against income taxable in Illinois. Legislation enacted in 2011 suspends the utilization of NOLs in Illinois until 2014 and, coupled with our expected apportionment of future taxable income, it is now more likely than not that the state tax benefit of the loss carryforwards will not be realized in Illinois. Additionally, as a result of the sale of our investments in DFR MM CLO, as of December 31, 2011, an additional allowance was recorded related to the NCL’s derived from the pending sale.  Upon the closing of the sale, the deferred tax assets and associated valuation allowance were removed.

Prior to the acquisition of CNCIM, we had substantial federal NOLs and NCLs which were available to offset future taxable income or capital gains. The June 2010 issuance of the shares associated with the acquisition of CNCIM resulted in an ownership change as defined in Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Ownership Change”). As a result of the occurrence of the Ownership Change, our ability to use our NOLs, NCLs and certain recognized built-in losses to reduce our taxable income in future years is generally limited to an annual amount (the “Section 382 Limitation”) based primarily on a percentage of the fair market value of our common stock immediately prior to the Ownership Change, subject to certain adjustments. This annual amount is approximately $1.3 million. NOLs and NCLs that exceed the Section 382 Limitation in any year will continue to be allowed as carryforwards for the remainder of the carryforward period; however, if the carryforward period for any NOLs or NCLs expires before that loss is fully utilized, the unused portion will provide no future benefit. As of March 31, 2012, our combined federal NOL, NCL and built-in loss carryforwards without regard to the Merger were approximately $34.8 million and will begin to expire in 2028.

The Merger resulted in an Ownership Change of Legacy CIFC thereby resulting in a Section 382 Limitation of approximately $9.5 million annually on our ability to utilize the Legacy CIFC NOLs to reduce taxable income. As of March 31, 2012, our combined federal NOL, NCL and built-in loss carryforwards related to Legacy CIFC were approximately $10.8 million.

For periods prior to our Ownership Change, the utilization of NOLs and NCLs resulted in no provision for federal or state income taxes. Because of our Ownership Change and Section 382 Limitation, we may no longer be able to offset all of our taxable income with our NOLs and NCLs; therefore, we may be required to pay current federal and state taxes on our current year net taxable income. We have no reserve for uncertain tax positions at any time in the three months ended March 31, 2012 or as of December 31, 2011.

14.                               RELATED PARTY TRANSACTIONS

DFR Holdings is considered a related party as a result of its ownership of 4,545,455 shares of our common stock, issued as part of the consideration for the acquisition of CNCIM. As such, the accrual and payment of interest on the Convertible Notes and on the deferred purchase payments are considered related party transactions. Fees paid to members of our Board prior to the Merger who are representatives of DFR Holdings totaled $38,500 for the three months ended March 31, 2011.  In addition, affiliates of DFR Holdings previously held investments in all four of the CLOs managed by CNCIM (the “CNCIM CLOs”) and as of March 31, 2012 and December 31, 2011, held investments in two of the CNCIM CLOs. We also have a management agreement in place with DFR Holdings to provide certain administrative and support services to DFR Holdings. We recorded receivables on the condensed consolidated balance sheets of $27,000 and $7,000 as of March 31, 2012 and December 31, 2011, respectively and $20,000 and zero within investment advisory fees in the condensed consolidated statements of operations for the three months ended March 31, 2012 and 2011, respectively, related to this management agreement.

CIFC Parent is considered a related party as a result its ownership of 9,090,909 shares of our common stock, issued as part of the consideration for the Merger. As such, the accrual and payment of the deferred purchase payments (including those classified as contingent liabilities) are considered related party transactions. In addition, CIFC Parent either directly or indirectly holds investments in ten CLOs we manage, eight of which are Consolidated CLOs as of March 31, 2012. We also have a management agreement in place with CIFC Parent to provide certain administrative and support services to CIFC Parent. We recorded receivables on the condensed consolidated balance sheets of $67,000 and $17,000 as of March 31, 2012 and December 31, 2011, respectively and $50,000 and zero within investment advisory fees in the condensed consolidated statements of operations for the three months ended March 31, 2012 and 2011, respectively, related to this management agreement.

15.                               RESTRUCTURING CHARGES

Following completion of the Merger, we began executing a plan to realize the expected economies of scale of the combined company, in part through a reduction of the workforce. The majority of the expected severance and associated termination benefits related to the reduction of the workforce were included within restructuring charges during the year ended December 31, 2011; however, payments are expected to continue through the remainder of 2012. In addition, following the Merger we have disposed of certain non-core activities and assets and we closed our Rosemont, Illinois office in furtherance of our efforts to consolidate operations at our corporate headquarters in New York, New York.

In conjunction with the closure of our Rosemont, Illinois office, on March 16, 2012, we entered into a Lease Termination Agreement (the “Agreement”) with GLL US Office, LP (the “Landlord”) related to our lease of the 12th floor of 6250 North River Road, Rosemont, Illinois 60018 (the “Premises”). The effect of the Agreement is to terminate, as of March 31, 2012 upon satisfaction of the conditions set forth in the Agreement, the lease dated July 11, 2005, as amended on October 29, 2009, between the Landlord and CIFC Corp. (the “Rosemont Lease”). In order for the incoming tenant to assume a lease on off-market terms and to cover certain other expenses related to the termination of the Rosemont Lease, we paid to the Landlord, the incoming tenant and our broker aggregate fees equal to approximately $2.6 million, net of our $0.5 million security deposit that will be returned by the Landlord.

The table below provides a rollforward of the accrued restructuring charges.

For the three months ended
March 31, 2012
(In thousands)
Accrued Restructuring Charges at beginning of period	$1,490
Provision for Restructuring Charges (1)	3,904
Payments for Restructuring Charges	(3,434)
Non-Cash Settlement of Restructuring Charges (2)	(783)
Accrued Restructuring Charges at end of period	$1,177

(1)           The increase to the provision is primarily composed of $3.1 million of lease termination fees and the loss on disposal of associated equipment and improvements of $1.4 million, partially offset by a $0.6 million reversal of deferred rent payments recorded in conjunction with the termination of the Rosemont Lease.

(2)           Non-cash settlement of restructuring charges represents the loss on disposal of equipment and improvements partially offset by the reversal of deferred rent payments noted above.

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

Lease Commitments

On September 16, 2011, we entered into a new lease agreement related to our corporate headquarters at 250 Park Avenue, New York, in the building in which our headquarters are currently located (the “Lease”).  The Lease is expected to commence in the second quarter of 2012 and has a term of 10 years and 6 months. The Lease replaces the existing lease for our corporate headquarters, which expires 30 days after the commencement date of the new Lease. The annual minimum rent, which is expected to commence in the second quarter of 2012, will be approximately $1.6 million for the first six years of the Lease and is subsequently subject to escalation clauses within the Lease.

Other Commitments and Contingencies

We had unfunded investment commitments on loans within the Consolidated CLOs of $75.6 million and $83.3 million as of March 31, 2012 and December 31, 2011, respectively. The timing and amount of additional funding on these loans are at the discretion of the borrower, to the extent the borrower satisfies certain requirements and provides certain documentation.

17.                               SUBSEQUENT EVENTS

In connection with the preparation of the condensed consolidated financial statements in accordance with ASC Topic 855—Subsequent Events, we evaluated subsequent events after the balance sheet date of March 31, 2012.

On March 29, 2012 we announced that our Board approved a $10.0 million share repurchase program. As of May 11, 2012 we have repurchased 170,942 shares in open-market transactions for an aggregate cost of $1.0 million and have the authority to repurchase up to an additional $9.0 million of our common stock. All share repurchases occurred after March 31, 2012.

Other than the share repurchases discussed above, there have been no significant subsequent events since March 31, 2012 that require adjustment to or additional disclosure in these condensed consolidated financial statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion together with our condensed consolidated financial statements and notes thereto included in Part I—Item 1. Financial Statements of this Quarterly Report on Form 10-Q (the “Quarterly Report”).  The statements in this discussion regarding the industry outlook and our expectations regarding the future performance of our business and the other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in Special Note Regarding Forward-Looking Statements and Part I—Item 1A. Risk Factors in our 2011 Annual Report on Form 10-K. Unless otherwise noted or the context otherwise requires, we refer to CIFC Corp. (formerly known as CIFC Deerfield Corp. and previously as Deerfield Capital Corp.) as “CIFC,” to CIFC and its subsidiaries as “we,” “us,” “our,” “our company” or “the Company,” to CIFC Asset Management LLC, one of our wholly-owned subsidiaries, as “CIFCAM,” to Deerfield Capital Management LLC, one of our indirect wholly-owned subsidiaries, as “DCM,” to CypressTree Investment Management, LLC, one of our indirect wholly-owned subsidiaries, as “CypressTree,” to Columbus Nova Credit Investments Management, LLC, one of our indirect wholly-owned subsidiaries, as “CNCIM” and to CIFCAM, DCM, CypressTree and CNCIM together as the “Advisors.”

Overview

We are an asset manager organized as a Delaware corporation that manages approximately $13.3 billion of client assets as of March 31, 2012. We specialize in managing investment products which have corporate credit obligations, primarily senior secured corporate loans (“SSCLs”), as the primary underlying investments. Our core assets under management (“AUM”) are currently held almost exclusively in collateralized loan obligations (“CLOs” as further described below). Our AUM are comprised of approximately $10.3 billion of client assets we consider as our ongoing core business and $3.0 billion of client assets which are not considered part of our ongoing core business, consisting primarily of asset-backed securities (“ABS”) collateralized debt obligations (“CDOs” as further described below). We plan to close new SSCL based products, including CLOs and other fund products, subject to market conditions and other factors. We do not expect to close new ABS CDOs, and we do not consider managing ABS CDOs to be one of our core activities going forward. We earn investment advisory fees from managing investment products, and these investment advisory fees are the economic basis of our business. On April 13, 2011, we completed a merger (the “Merger”) with Commercial Industrial Finance Corp. (“Legacy CIFC”), an asset manager focused primarily on management of corporate credit investments for third party investors. Following the Merger, we have re-focused on our core asset management business and in a process that began in 2011 and most of which was completed during the three months ended March 31, 2012, exited non-core activities and assets. We have and will continue to devote capital to initiate and support our asset management business.

Our Business

The Merger made CIFC one of the largest independent SSCL managers globally. At the end of the comparable pre-Merger quarter, we had $5.4 billion in CLO AUM, which increased post-Merger to $10.3 billion as of March 31, 2012. The Merger was primarily effected as a stock transaction with the result that we are more strongly capitalized as we acquired Legacy CIFC, including the rights to manage the Legacy CIFC CLO management contracts, without significantly increasing our long-term debt. In acquiring

Legacy CIFC, we also acquired CypressTree, a credit asset manager that Legacy CIFC acquired in December 2010, and CypressTree’s CLO management contracts. We are now comprised of four asset management subsidiaries: CIFCAM, CNCIM, CypressTree and DCM. All are operated jointly on Legacy CIFC’s investment management platform.

Following the Merger, management re-focused on our core business as a fee-based corporate credit asset manager for third party investors. In a process that began in 2011 and most of which was completed during the three months ended March 31, 2012, we exited non-core activities and assets, including the sales of (1) our residential mortgage-backed securities (“RMBS”) portfolio in 2011, (2) our rights to manage our sole European CLO, Gillespie CLO PLC (“Gillespie”), and (3) our investments in (and our rights to manage) the DFR Middle Market CLO Ltd. (“DFR MM CLO”). While the Gillespie management contract did relate to the core business, we do not have a presence in Europe at this time. Our investments in and rights to manage the DFR MM CLO likewise were related to our core expertise in corporate credit obligations, but management decided to sell these interests in the DFR MM CLO because (i) the DFR MM CLO did not generate contractual investment advisory fee revenues, (ii) the risk profile of the loans underlying our investment in DFR MM CLO were not deemed suitable, and (iii) it tied up a substantial amount of capital.

As a result of the transactions noted above, our cash position increased from $36.0 million at December 31, 2011 to $96.0 million as of March 31, 2012. As we focus on growing our core asset management business, we expect to utilize our cash to capitalize or seed new investment vehicles generating investment advisory fee revenues, including warehouses from time-to-time to facilitate closing new CLOs or other funds, and co-investments alongside third party investors in new CLOs we manage. We may also utilize cash and other sources of liquidity to consummate further strategic business combinations.

Following the Merger, our operations were moved from Rosemont, Illinois to Legacy CIFC’s office in New York, New York, now our headquarters. Integration of the management teams is now complete and we have made several key recent additions to the management team.

In January 2012, we closed CIFC Funding 2011-I, Ltd. (“CIFC CLO 2011-I”) which successfully priced in December 2011. We invested $17.4 million in the subordinated notes and we began earning investment advisory fees relating to CIFC CLO 2011-I upon the January closing. We plan to close additional CLOs and other credit-based asset management products, subject to market conditions and other factors.

As part of the re-evaluation of our view of the business following the Merger, we developed a new non-GAAP financial measurement, Adjusted Earnings Before Taxes (“AEBT”). We believe AEBT reflects the nature and substance of our business and the economic results driven by investment advisory fee revenues received from the management of client funds, which are primarily CLOs. We are required under GAAP to consolidate into our financial statements certain variable interest entities (“VIEs”), which include certain of the CLOs, CDOs and other entities we manage (as described in further detail below under Required Consolidation of Consolidated Variable Interest Entities). This required consolidation results in a presentation that materially differs from the way management views the business. Management expects to continue to develop and review our non-GAAP financial measurements. See AEBT (Non-GAAP) for a complete description, reconciliation and discussion of AEBT.

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

•                  Incentive fees which vary based on the terms of each CLO. Certain CLOs do not pay incentive fees at all or have only an incentive fee that is paid to the manager thereof after certain investors’ returns exceed an internal rate of return hurdle. Upon achievement of this hurdle, the manager is paid a percentage (generally 20%) of residual cash flows in excess of this hurdle. A limited number of CLOs also have an incentive fee which is paid to the manager thereof after investors’ annual cash on cash returns exceed a hurdle. Upon achievement of this hurdle, the manager is paid an additional fee (generally 15 basis points annually on the principal balance of the underlying collateral of the CLO).

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

Investing Activities

As noted above, following the Merger, we refocused on our core business as a fee-based corporate credit asset manager and we exited non-core activities and assets. Accordingly, we liquidated our RMBS portfolio during the second quarter of 2011 and during February 2012, we completed the sale of our investments in and our rights to manage the DFR MM CLO to a third party and deconsolidated this CLO upon the date of the sale. We expect future on balance sheet investing activities would principally be undertaken to assist in closing new investment products managed by us.

Required Consolidation of Consolidated Variable Interest Entities

We are required to consolidate into our financial statements certain VIEs, which include certain of the CLOs, CDOs and other entities we manage in accordance with consolidation guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810—Consolidation (“ASC Topic 810”), as amended by Accounting Standards Update (“ASU”) 2009-17 (“ASU 2009-17”) because they are VIEs with respect to which we are deemed to be the primary beneficiary.

As of March 31, 2012, we consolidate 21 CLOs and one CDO (the “Consolidated CLOs”), under the amendments to ASC Topic 810. The Consolidated CLOs are comprised of: (i) six CLOs and one CDO we began to consolidate on January 1, 2010 (the adoption date of the amendments to ASC Topic 810), (ii) four CLOs we began to consolidate on June 9, 2010 in conjunction with the acquisition of CNCIM (the “CNCIM CLOs”), (iii) ten CLOs we began to consolidate on April 13, 2011 in conjunction with the Merger (the “CIFC CLOs”), and (iv) CIFC CLO 2011-I which we began to consolidate on January 19, 2012, the date of its closing.

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

We consolidated the DFR MM CLO since its inception in 2007 because we owned all of its subordinated notes. On February 7, 2012, we sold our investments in and our rights to manage the DFR MM CLO for $36.5 million and deconsolidated the entity.  For the three months ended March 31, 2012 and 2011, we recorded a net loss of $0.2 million and net income of $1.7 million, respectively, in net results of Consolidated VIEs within our condensed consolidated statements of operations for the DFR MM CLO. The economic impact of our investment in DFR MM CLO had been determined by the cash distributed to us on our investment therein, consisting of interest on our debt investment and distributions on our subordinated note investment, which were eliminated in consolidation (See Liquidity and Capital Resources below for additional information).

We consolidated a special purpose vehicle (the “Warehouse SPV”) since its inception during the second quarter of 2011.  The Warehouse SPV entered into a total return swap (the “Warehouse TRS”) and the reference obligations under the Warehouse TRS agreement were SSCL exposures that we accumulated and were ultimately included in CIFC CLO 2011-I.  We deconsolidated the Warehouse SPV in January 2012 in conjunction with the settlement of the Warehouse TRS and the closing of CIFC CLO 2011-1. Although we consolidated all of the assets and liabilities of the Warehouse SPV, our maximum exposure to loss was limited to our investment in this entity, which was $46.5 million as of December 31, 2011. For the three months ended March 31, 2012, we recorded net income of $1.4 million in net results of Consolidated VIEs within our condensed consolidated statements of operations for the Warehouse SPV.

Collateralized Loan Obligations

The term CLO (which for purposes of the discussion in this section also includes the term CDO unless otherwise noted) generally refers to a special purpose vehicle that owns a portfolio of investments (SSCLs in the case of CLOs and typically asset-backed or other securities in the case of CDOs) and issues various tranches of debt and subordinated note securities to finance the purchase of those investments. The investment activities of a CLO are governed by extensive investment guidelines, generally contained within a CLO’s “indenture” and other governing documents which limit, among other things, the CLO’s maximum exposure to any single industry or obligor and limit the ratings of the CLO’s assets. Most CLOs have a defined investment period which they are allowed to make investments and reinvest capital as it becomes available.

CLOs typically issue multiple tranches of debt and subordinated note securities with varying ratings and levels of subordination to finance the purchase of investments. These securities receive interest and principal payments from the CLO in accordance with an agreed upon priority of payments, commonly referred to as a “waterfall.” The most senior notes, generally rated AAA/Aaa, commonly represent the majority of the total liabilities of the CLO. This tranche of notes is issued at a specified spread over LIBOR and normally has the first claim on the earnings on the CLO’s investments after payment of certain fees and expenses. The mezzanine tranches of rated notes generally have ratings ranging from AA/Aa to BB/Ba and also are usually issued at a specified spread over LIBOR with higher spreads paid on the tranches with lower ratings. Each tranche is typically only entitled to a share of the earnings on the CLOs’ investments if the required interest and principal payments have been made on the more senior tranches. The most junior tranche can take the form of either subordinated notes or preference shares and is referred to as the CLO’s “subordinated notes.” The subordinated notes generally do not have a stated coupon but are entitled to residual cash flows from the CLOs’ investments after all of the other tranches of notes and certain other fees and expenses are paid. The majority of the subordinated notes of the CLOs we manage are owned by third parties. Other than our ownership of all of the subordinated notes of DFR MM CLO prior to our February 7, 2011 sale of these investments, we own portions of the subordinated note tranches of certain of the other CLOs we manage. Our two principal stockholders own, either directly or indirectly, subordinated notes in ten of the Consolidated CLOs and two CLOs which we manage but do not consolidate.

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

Market and Economic Conditions

In the first quarter 2012 U.S. economic growth continued at a moderate pace and financial market conditions were relatively stable. This provided for a positive environment for the products we manage. However as before, our business will continue to be significantly affected by economic developments and exogenous events going forward.

AUM

Investment advisory fees paid by the investment products we manage on behalf of third party investors are our primary source of revenue. These fees typically consist of management fees based on the account’s assets and, in some cases, incentive fees based on the returns we generate for the account.

The following table summarizes the AUM for our significant investment product categories:

	March 31, 2012		December 31, 2011
	Number of		Number of
	Accounts	AUM (1)	Accounts	AUM (1)
		(In thousands)		(In thousands)

CLOs	28	$10,343,766	29	$10,555,255
ABS CDOs	10	2,823,527	10	2,931,478
Corporate Bond CDOs	4	180,692	4	271,072
Total AUM	42	$13,347,985	43	$13,757,805

(1)           AUM numbers generally reflect the aggregate principal or notional balance of the collateral and, in some cases, the cash balance held by the CLOs and CDOs and are as of the date of the last trustee report received for each CLO and CDO prior to the respective AUM date.

During the three months ended March 31, 2012, total AUM decreased by $0.4 billion, primarily as a result of net declines in CLO AUM of $0.2 billion.  During the three months ended March 31, 2012, we (i) successfully closed CIFC CLO 2011-I which had AUM of $398.7 million as of March 31, 2012, (ii) completed the sale of our investments in and rights to manage the DFR MM CLO that had AUM of $152.9 million as of December 31, 2011, and (iii) sold our rights to manage our sole European CLO, Gillespie, that had AUM of $324.2 million as of December 31, 2011. AUM also declined as certain CLOs and CDOs exited their scheduled “reinvestment periods” and capital in such funds was returned to investors.

We do not expect to grow the ABS CDO business. All existing CDOs are static and we expect CDO AUM to decline going forward as these funds run-off per their contractual terms.

GAAP Results

The sections below up to and including Liquidity and Capital Resources are in accordance with GAAP, unless otherwise noted.

Results of Consolidated Operations

The following table presents our comparative condensed consolidated statement of operations for the three months ended March 31, 2012 and 2011. Certain amounts in the condensed consolidated statements of operations for the three months ended March 31, 2011 have been reclassified to conform to the presentation for the three months ended March 31, 2012. See Note 2 to our condensed consolidated financial statements for a discussion of these reclassifications.

Please note that management also uses non-GAAP financial measurements to analyze, manage and present our performance. We believe the non-GAAP financial measurement reflected in the AEBT (Non-GAAP) section below should be reviewed in conjunction with our condensed consolidated financial statements and discussion of our GAAP Results. A detailed description and reconciliation from net income (loss) attributable to CIFC Corp. to AEBT, a non-GAAP measurement used by management, is set forth in the AEBT (Non-GAAP) section.

	Three months ended March 31,		Variance
	2012	2011	2012 vs. 2011
	(In thousands, except share and per share amounts)
Revenues
Investment advisory fees	$2,744	$2,028	$716
Net investment and interest income:
Investment and interest income	2	2,036	(2,034)
Interest expense	1	209	(208)
Net investment and interest income	1	1,827	(1,826)
Total net revenues	2,745	3,855	(1,110)

Expenses
Compensation and benefits	5,744	3,822	1,922
Professional services	724	929	(205)
Insurance expense	486	348	138
Other general and administrative expenses	485	767	(282)
Depreciation and amortization	4,851	1,851	3,000
Occupancy	433	249	184
Restructuring charges	3,904	—	3,904
Total expenses	16,627	7,966	8,661

Other Income (Expense) and Gain (Loss)
Net gain (loss) on investments, loans, derivatives and liabilities	(2,377)	1,782	(4,159)
Corporate interest expense	(1,469)	(1,360)	(109)
Net gain on the sale of management contract	5,772	—	5,772
Strategic transactions expenses	—	(1,468)	1,468
Other, net	(41)	77	(118)
Net other income (expense) and gain (loss)	1,885	(969)	2,854

Operating income (loss)	(11,997)	(5,080)	(6,917)

Results of Consolidated Variable Interest Entities
Net gain (loss) from activities of Consolidated Variable Interest Entities	40,563	(7,444)	48,007
Expenses of Consolidated Variable Interest Entities	(1,783)	(902)	(881)
Net results of Consolidated Variable Interest Entities	38,780	(8,346)	47,126

Income (loss) before income tax expense (benefit)	26,783	(13,426)	40,209
Income tax expense (benefit)	(1,724)	2,479	(4,203)

Net income (loss)	28,507	(15,905)	44,412
Net (income) loss attributable to noncontrolling interest and Consolidated Variable Interest Entities	(26,912)	16,747	(43,659)
Net income (loss) attributable to CIFC Corp.	$1,595	$842	$753

Earnings (loss) per share -
Basic	$0.08	$0.07	$0.01
Diluted	$0.08	$0.05	$0.03

Weighted-average number of shares outstanding -
Basic	20,426,118	11,371,619
Diluted	24,610,121	15,583,304

Net income attributable to CIFC Corp. was $1.6 million, or $0.08 of diluted earnings per share, for the three months ended March 31, 2012 compared to net income attributable to CIFC Corp. of $0.8 million, or $0.05 of diluted earnings per share, for the three months ended March 31, 2011.

Net revenues decreased by $1.1 million for the three months ended March 31, 2012, compared to the prior year period. The decrease is primarily the result of a decrease in net investment and interest income of $1.8 million for the three months ended March 31, 2012 compared to the prior quarter. The decrease in net investment and interest income is primarily due to the liquidation of the RMBS portfolio during the second quarter of 2011. The decrease in net investment and interest income was partially offset by a $0.7 million increase in investment advisory fees for the three months ended March 31, 2012, as compared to the prior year period, primarily as a result of the Merger.

Total expenses increased by $8.7 million for the three months ended March 31, 2012, compared to the prior year period. The increase was primarily driven by increases in compensation and benefits of $1.9 million, depreciation and amortization of $3.0 million and restructuring charges of $3.9 million. The increase in compensation and benefits includes the effects of the Merger as well as several additions to the senior management team. The increase in depreciation and amortization is due to additional intangible assets amortization related to intangible assets acquired in the Merger. The three months ended March 31, 2012 also includes restructuring charges associated with the Merger, primarily comprised of charges related to the termination of the lease on our Rosemont, Illinois office space and disposition of the associated leasehold improvements.

Net other income (expense) and gain (loss) increased by $2.9 million for the three months ended March 31, 2012, compared to the prior year period.  This increase is primarily due to a $5.8 million net gain during the three months ended March 31, 2012 on the sale of our rights to manage Gillespie and the prior year period including $1.5 million of strategic transactions expenses related to the Merger.  In addition, the three months ended March 31, 2012 included $2.4 million of net losses on contingent liabilities associated with the Merger while the prior year quarter included a $1.3 million gain on the change in fair value of the conversion feature on our senior subordinated convertible notes (the “Convertible Notes”) which until the expiration of the anti-dilution provisions associated with the conversion feature in December 2011, was deemed to be an embedded derivative instrument (the “Embedded Derivative”) and was required to be recorded at fair value.

Net results of Consolidated VIEs increased by $47.0 million for the three months ended March 31, 2012, compared to the prior year period. This increase is primarily the result of increases in net gain (loss) from activities of Consolidated VIEs of $48.0 million for the three months ended March 31, 2012, compared to the prior year period. This increase in net gain (loss) from activities of Consolidated VIEs is primarily the result of fluctuations in the valuation of the investments and debt of the Consolidated CLOs. In addition, the net results of Consolidated VIEs for the three months ended March 31, 2011 do not include the activity of the CIFC CLOs. The net results of Consolidated VIEs for the CIFC CLOs were $19.8 million for the three months ended March 31, 2012. In addition, net results of Consolidated VIEs for the three months ended March 31, 2012 included net income related to the Warehouse TRS of $1.4 million and net losses related to DFR MM CLO of $0.2 million. Net results of Consolidated VIEs for the three months ended March 31, 2011 included net income related to DFR MM CLO of $1.7 million.

We recognized an income tax benefit of $1.7 million for the three months ended March 31, 2012, compared to income tax expense of $2.5 million for the three months ended March 31, 2011.  Our effective tax rate, excluding noncontrolling interests in consolidated entities, for the three months ended March 31, 2012 was 1,335%, an increase from our effective tax rate for the three months ended March 31, 2011 of 75%.  The difference between our statutory rate and our effective tax rate for the three months ended March 31, 2012 is primarily attributable to state income taxes and certain discrete and permanent adjustments during the period, including fair value changes on certain contingent liabilities related to the Merger and the sale of our rights to manage Gillespie.  We expect the tax rate for the full year 2012 to approximate 88%, excluding discrete items. This difference between our statutory tax rate and our effective rate is primarily state income taxes and the result of permanent tax adjustments related to the Merger.

Changes in Financial Condition

During January 2012, we settled our obligations under the Warehouse TRS and closed CIFC CLO 2011-I. We received proceeds of $47.4 million upon the settlement of the Warehouse TRS, of which we invested $17.4 million in the subordinated notes of CIFC CLO 2011-I. During January 2012 we also completed the sale of our rights to manage our sole European CLO, Gillespie, for a $7.1 million payment on the closing date and contingent payments of up to approximately $1.1 million. During February 2012, we completed the sale of our investments in and our rights to manage the DFR MM CLO for an aggregate price of $36.5 million and deconsolidated this CLO.

Liquidity and Capital Resources

Cash Flows

Our operating activities used cash of $32.7 million for the three months ended March 31, 2012. Net cash inflows and non-cash adjustments of $240.6 million were primarily comprised of the net loss on liabilities at fair value of $204.4 million. Net cash outflows and non-cash adjustments of $273.3 million were primarily comprised of the net gains on investments at fair value of $169.2 million and net changes in operating assets and liabilities of $96.7 million.

Our investing activities used cash of $177.1 million for the three months ended March 31, 2012, primarily consisting of changes in restricted cash and cash equivalents of $220.7 million, partially offset by proceeds from the sales of our rights to manage Gillespie and our investments in and our rights to manage the DFR MM CLO of $43.0 million.

Our financing activities provided cash of $269.8 million for the three months ended March 31, 2012, primarily the result of proceeds from the issuance of long-term debt of $415.0 million, partially offset by payments made on long-term debt of $139.9 million.

Liquidity

We believe that our current cash and cash equivalents, along with expected future cash flows from operations, among other things, are adequate to meet our anticipated liquidity requirements. As of March 31, 2012, total liquidity was comprised of unrestricted cash and cash equivalents of $96.0 million.

Other Sources and Uses of Funds

Merger with Legacy CIFC

We anticipate significant cash inflows from investment advisory fees from the CIFC CLOs, subject to certain requirements to make payments to CIFC Parent pursuant to the terms of the Merger (described below).

Legacy CIFC Merger and CNCIM Acquisition Deferred Purchase Payments

Remaining deferred purchase payments related to the Merger aggregate to $5.0 million and are payable in equal annual installments of $2.5 million, with the next payment being payable on April 13, 2012 (the first anniversary of the Merger Closing Date). Remaining deferred purchase payments related to the acquisition of CNCIM aggregate to $4.5 million and are payable in equal annual installments of $1.5 million with the next payment being payable on December 9, 2012. The present value of the remaining deferred purchase payments is included in the condensed consolidated balance sheets.

Contingent Liabilities and Other Commitments

In connection with the Merger, we established or assumed certain contingent liabilities that combine to have an estimated fair value of $36.4 million as of March 31, 2012.

The contingent liabilities that resulted from the Merger have an estimated fair value of $24.0 million as of March 31, 2012 and are payable to CIFC Parent. The terms of these payments are as follows: (i) the first $15.0 million of incentive fees received by the combined company from certain CLOs managed by CIFCAM as of April 13, 2011 (the “Merger Closing Date”), (ii) 50% of any incentive fees in excess of $15.0 million in aggregate received by the combined company over the next ten years from certain CLOs currently managed by CIFCAM and (iii) payments relating to the present value of any such incentive fees from certain CLOs managed by CIFCAM as of the Merger Closing Date that remain payable to the combined company after the tenth anniversary of the Merger Closing Date. During the three months ended March 31, 2012, we made payments of $1.0 million related to these contingent liabilities.  As of March 31, 2012 and December 31, 2011, the remaining payments under item (i) were $11.2 million and $12.1 million, respectively.

The contingent liabilities assumed in the Merger with Legacy CIFC primarily represent contingent consideration related to Legacy CIFC’s acquisition of CypressTree on December 1, 2010 and contingent liabilities Legacy CIFC assumed in its acquisition of CypressTree related to required payments to the prior sellers of CypressTree and the broker of that sale. The assumed contingent liabilities have an estimated fair value of $12.4 million as of March 31, 2012 and are based on a fixed percentage of certain advisory fees from the CypressTree CLOs. These fixed percentages vary by CLO and have a minimum fixed percentage of 55%. During the three months ended March 31, 2012, we made payments of $4.3 million (which include $3.0 million of one-time earn out payments for two of the CypressTree management contracts which will reduce the required payments going forward related to such management contracts) related to these contingent liabilities.

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

On March 16, 2012, we entered into a Lease Termination Agreement (the “Agreement”) with GLL US Office, LP (the “Landlord”) related to our lease of the 12th floor of 6250 North River Road, Rosemont, Illinois 60018 (the “Premises”). The effect of the Agreement is to terminate, as of March 31, 2012 upon satisfaction of the conditions set forth in the Agreement, the lease dated July 11, 2005, as amended on October 29, 2009, between the Landlord and CIFC Corp (the “Rosemont Lease”). In order for the incoming tenant to assume a lease on off-market terms and to cover certain other expenses related to the termination of the Rosemont Lease, we paid the Landlord, the incoming tenant and our broker aggregate fees equal to approximately $2.6 million, net of our $0.5 million security deposit that will be returned by the Landlord. The execution of the Agreement was in furtherance of our efforts following the Merger to consolidate operations at our corporate headquarters in New York, New York.

Total Return Swap Warehouse for CIFC CLO 2011-I

During the second quarter of 2011, we entered into the Warehouse TRS with Citibank through the Warehouse SPV. On January 19, 2012, the Warehouse SPV settled its obligations under the Warehouse TRS and acquired the loans which were reference obligations under the Warehouse TRS from the warehouse provider in connection with closing CIFC CLO 2011-I. We received proceeds of $47.4 million upon the settlement of the Warehouse TRS, of which we invested $17.4 million in the subordinated notes of CIFC CLO 2011-I and paid $3.6 million in expenses related to the closing of CIFC CLO 2011-I. These expenses were included within professional fees in our condensed consolidated statements of operations for the three months ended December 31, 2011 because they were estimable and probable as of December 31, 2011.

DFR MM CLO

Prior to the sale of our investments in and our rights to manage the DFR MM CLO in February 2012, our investments in DFR MM CLO consisted of subordinated notes with a face amount of $50.0 million and debt with a face amount of $19.0 million. Prior to the sale, the economic impact of our investments in DFR MM CLO had been determined by the cash flows distributed to us on these investments. From the date of our initial investment through the date of sale, such distributions totaled $52.2 million on our subordinated notes investment and $4.8 million in interest on our debt investment. Net income we recorded in our condensed consolidated statements of operations for DFR MM CLO was not always indicative of the cash distributions we received. For the three months ended March 31, 2012 and 2011, we recorded a net loss of $0.2 million and net income of $1.7 million, respectively, in net gain (loss) from activities of consolidated VIEs within our condensed consolidated statements of operations related to the DFR MM CLO. For the three months ended March 31, 2011, we received cash flow distributions from the DFR MM CLO consisting of interest on our debt investment and distributions on our subordinated note investment of $0.2 million and $3.4 million, respectively which were eliminated in consolidation. No distributions were received during the three months ended March 31, 2012.

Long-Term Debt

Recourse debt refers to debt where the lenders have recourse to our unencumbered assets to satisfy our obligations under such debt. All of the debt of the Consolidated Variable Interest Entities is non-recourse debt. Non-recourse debt refers to debt where the lenders have recourse only to specific assets pledged as collateral to the lenders.

The following table summarizes our long-term debt:

		Current
	Carrying	Weighted Average	Weighted Average
	Value	Borrowing Rate	Remaining Maturity
	(In thousands)		(In years)
March 31, 2012:
Recourse Debt:
March Junior Subordinated Notes (1)	$95,000	1.00%	23.6
October Junior Subordinated Notes (2)	25,000	4.05%	23.6
Convertible Notes (3)	17,636	8.00%	5.7
Total Recourse Debt	137,636	2.45%	21.3
Consolidated Variable Interest Entities Debt:
Consolidated CLOs (4)	8,057,635	1.14%	8.2
Total long-term debt	$8,195,271	1.16%	8.4

December 31, 2011:
Recourse Debt:
March Junior Subordinated Notes (1)	$95,000	1.00%	23.9
October Junior Subordinated Notes (2)	25,000	3.93%	23.9
Convertible Notes (3)	17,455	8.00%	6.0
Total Recourse Debt	137,455	2.42%	21.6
Consolidated Variable Interest Entities Debt:
DFR MM CLO (5)	93,269	1.68%	7.6
Consolidated CLOs (4)	7,559,568	1.01%	7.3
Total Consolidated Variable Interest Entities Debt	7,652,837	1.02%	7.3
Total long-term debt	$7,790,292	1.04%	7.5

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
(3)

The Convertible Notes principal outstanding of $25.0 million is presented net of a $7.4 million discount as of March 31, 2012 and a $7.5 million discount as of December 31, 2011. The Convertible Notes currently pay interest at the 8.00% stated rate; however, including the discount, the effective rate of interest is 18.14%. The Convertible Notes will mature on December 9, 2017.

(4)

Long-term debt of the Consolidated CLOs is recorded at fair value. This includes the fair value of the subordinated notes issued by the Consolidated CLOs. However, the subordinated notes do not have a stated interest rate and are therefore excluded from the calculation of the weighted average borrowing rate. The par value of the Consolidated CLOs long-term debt (including subordinated notes) was $8.8 billion and $8.9 billion as of March 31, 2011 and December 31, 2011, respectively.

(5)

Excludes $19.0 million of DFR MM CLO Class D Notes and $50.0 million of subordinated notes that we previously owned and eliminated upon consolidation. Had this debt been included, the weighted-average borrowing rate would have been 2.14% as of December 31, 2011. The subordinated notes do not have a stated interest rate and are therefore excluded from the calculation of the weighted average borrowing rate.

As a result of the February 2012 sale of our investments in and our rights to manage the DFR MM CLO, we deconsolidated the DFR MM CLO.  As of December 31, 2011, the carrying value of the assets held in the DFR MM CLO, which are the only assets to which the DFR MM CLO debt holders have recourse for repayment was $130.3 million.

During the three months ended March 31, 2012, the Consolidated CLOs issued $377.4 million of debt, made net borrowings under revolving credit facilities of $32.6 million, paid down $62.4 million of their outstanding debt and distributed $51.5 million to the holders of their subordinated notes.  The carrying value of the assets of the Consolidated CLOs, which are the only assets to which the Consolidated CLO debt holders have recourse for repayment was $8.9 billion and $8.0 billion as of March 31, 2012 and December 31, 2011, respectively.

AEBT (Non-GAAP)

AEBT is a non-GAAP financial measurement that management utilizes to analyze, manage and present our performance. This non-GAAP financial measurement was developed by management after the Merger given the shift to focus on our core asset management business. We believe AEBT reflects the nature and substance of the business and the economic results driven by investment advisory fee revenues from the management of client funds, which are primarily CLOs.

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

a.                                       In accordance with our revenue recognition policy, senior management fees are recorded as revenue on an accrual basis, while subordinated and incentive management fees are recorded on a cash basis.

2.                                       Net investment and interest income as follows:

a.                                       Distributions on CLO subordinated notes (also known as “CLO equity”);

b.                                      Interest income on CLO debt investments;

c.                                       Net interest income from balance sheet investments (which included RMBS until the liquidation of that portfolio);

d.                                      Net investment and interest income from warehouses established from time-to-time to facilitate launching new CLOs or other funds and gains (losses) on assets within such warehouses, determined and accrued upon formalizing a transaction (not upon settlement);

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

3.                                       Non-recurring operating expenses, and one-time strategic transaction expenses (such as related to the Merger and integration);

4.                                       Non-cash expenses such as amortization and impairment of intangible assets;

5.                                       Income taxes.

Detailed reconciliations from GAAP net income (loss) attributable to CIFC Corp. to AEBT are provided below within Reconciliation from GAAP to AEBT.

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

The following table presents our adjusted components of AEBT for the three months ended March 31, 2012 and 2011:

	Adjusted three months ended March 31,		Variance
	2012	2011	2012 vs. 2011
	(In thousands)
Revenues
Investment advisory fees	$11,836	$6,821	$5,015
Net investment and interest income:
Investment and interest income	1,094	6,479	(5,385)
Interest expense	142	209	(67)
Net investment and interest income	952	6,270	(5,318)
Total net revenues	12,788	13,091	(303)

Expenses
Compensation and benefits	5,744	3,576	2,168
Professional services	1,381	929	452
Insurance expense	486	348	138
Other general and administrative expenses	485	767	(282)
Depreciation and amortization	125	133	(8)
Occupancy	433	249	184
Corporate interest expense	1,469	1,360	109
Total expenses	10,123	7,362	2,761

AEBT (1)	$2,665	$5,729	$(3,064)

(1)                                  See Reconciliation from GAAP to AEBT for detailed reconciliations from the GAAP net income (loss) attributable to CIFC Corp. to AEBT.

The following sections provide a discussion of the variances in the adjusted components of AEBT for the periods presented.

Net Revenues

Investment Advisory Fees

During the three months ended March 31, 2012 and 2011, we earned investment advisory fees from our management of CLOs, CDOs, separately managed accounts and other investment products. Investment advisory fees from our management of CLOs and CDOs for the three months ended March 31, 2012 and 2011 totaled $11.7 million and $6.8 million, respectively. Other investment advisory fees from our management of separately managed accounts and other investment products, which are excluded from the table below, totaled $0.1 million and $33,000 for the three months ended March 31, 2012 and 2011, respectively. Investment advisory fees from CLOs comprised 93% and 88% of total investment advisory fees we earned during the three months ended March 31, 2012 and 2011, respectively. As of March 31, 2012, we no longer manage any separately managed accounts. The following discussion analyzes changes in our CLO and CDO investment advisory fees.

CLO and CDO Investment Advisory Fees

The following table summarizes the investment advisory fee revenues from the CLOs and CDOs we manage:

	Three months ended March 31,		Variance
	2012	2011	2012 vs. 2011
	(In thousands)
Senior Management Fees:
CLOs	$4,030	$2,432	$1,598
ABS CDOs	532	535	(3)
Corporate Bonds CDOs	219	267	(48)
Total Senior Management Fees	4,781	3,234	1,547

Subordinated Management Fees:
CLOs	6,706	3,554	3,152
ABS CDOs	—	—	—
Corporate Bonds CDOs	—	—	—
Total Subordinated Management Fees	6,706	3,554	3,152

Deferred Management Fees:
CLOs	36	—	36
ABS CDOs	—	—	—
Corporate Bonds CDOs	—	—	—
Total Deferred Management Fees	36	—	36

Incentive Management Fees:
CLOs	213	—	213
ABS CDOs	—	—	—
Corporate Bonds CDOs	—	—	—
Total Incentive Management Fees	213	—	213

Total CLO and CDO Advisory Fees:
CLOs	10,985	5,986	4,999
ABS CDOs	532	535	(3)
Corporate Bonds CDOs	219	267	(48)
Total CLO and CDO Advisory Fees	$11,736	$6,788	$4,948

CLO investment advisory fee revenue increased by $5.0 million for the three months ended March 31, 2012 as compared to the prior year period. The increase in CLO investment advisory fee revenues is primarily the result of the addition of investment advisory fees from CIFCAM and CypressTree as a result of the Merger.

Net investment and interest income

The following table summarizes our net investment and interest income:

	Three months ended March 31,		Variance
	2012	2011	2012 vs. 2011
	(In thousands)

Investment and interest income:
Investments in CLOs	$632	$4,443	$(3,811)
RMBS	—	1,972	(1,972)
Warehouse assets interest income	682	—	682
Warehouse assets realized gains (losses) (1)	(222)	—	(222)
Other investments	2	64	(62)
Total investment and interest income	1,094	6,479	(5,385)

Interest expense:
Repurchase agreements	—	209	(209)
Warehouse liabilities	141	—	141
Other	1	—	1
Total interest expense	142	209	(67)

Net investment and interest income	$952	$6,270	$(5,318)

(1)                                  Excludes $1.4 million of gains (losses) determined and accrued upon formalizing a transaction (not upon settlement) which was included within GAAP net income (loss) attributable to CIFC Corp. during the three months ended March 31, 2012, and within AEBT within the three months ended December 31, 2011.

Net investment and interest income decreased by $5.3 million for the three months ended March 31, 2012, as compared to the prior year period. The decrease in net investment and interest income is based on several factors, the most significant of which were 1) the sale of our investments in the DFR MM CLO during the first quarter of 2012 and 2) the liquidation of our RMBS portfolio in the second quarter of 2011.  These decreases were slightly offset by net investment and interest income underlying the Warehouse TRS, used to accumulate loans to facilitate closing CIFC CLO 2011-I.

Expenses

Expenses increased $2.8 million for the three months ended March 31, 2012, as compared to the prior year period. The increase was primarily the result of increases in compensation and benefits of $2.2 million and professional services of $0.5 million for the three months ended March 31, 2012, as compared to the prior year period. This includes the effects of the Merger as well as several additions to the senior management team.

Net income (loss) on Consolidated Variable Interest Entities excluded from AEBT

As noted above, AEBT excludes net realized and unrealized gains (losses) on our investment holdings in VIEs, with the exception of gains (losses) within the Warehouse TRS determined and accrued upon formalizing a transaction (not upon settlement). The table below provides details of the net realized and unrealized gains (losses) on our investments in the Consolidated CLOs and the GAAP net income (loss) of the DFR MM CLO and the Warehouse SPV which are included within net income attributable to CIFC Corp., but excluded from AEBT.

	Three months ended March 31,
	2012	2011
	(In thousands)

Net realized and unrealized gains (losses) on investments in Consolidated CLOs	$(1,527)	$1,027
Consolidated net income (loss) of the DFR MM CLO (1)	(169)	1,699
Consolidated net income (loss) of the Warehouse SPV (2)	1,431	—
Total net income (loss) on Variable Interest Entities excluded from AEBT	$(265)	$2,726

(1)	AEBT excludes the GAAP net income (loss) for the DFR MM CLO and includes distributions received on our investments in DFR MM CLO.
(2)

AEBT excludes the GAAP net income of the Warehouse SPV which requires accounting for the Warehouse TRS as a derivative. The GAAP net income of the Warehouse SPV of $1.4 million is comprised of $0.7 million of interest income, $0.2 million of interest expense, $2.5 million of unrealized gains and $1.6 million of realized losses underlying the Warehouse TRS. AEBT for the three months ended March 31, 2012 includes net interest income from the Warehouse TRS and gains (losses) on assets within the Warehouse TRS (excluding $1.4 million determined and accrued upon formalizing a transaction (not upon settlement) which was included within GAAP net income and within AEBT during the three months ended December 31, 2011).

Reconciliation from GAAP to AEBT

To derive AEBT, we start with our GAAP statement of operations, deconsolidate the Consolidated CLOs and then eliminate and adjust certain other items. The deconsolidated GAAP results represent the components of Net income (loss) attributable to CIFC Corp.

The table below provides a reconciliation from GAAP net income (loss) attributable to CIFC Corp. to AEBT, a non-GAAP measurement used by management, for the three months ended March 31, 2012:

	Three Months Ended March 31, 2012
	Consolidated	Consolidation	Deconsolidated	Reconciling and		Adjusted Totals
	GAAP	Adjustments (1)	GAAP	Non-Recurring Items		To Compute AEBT
	(In thousands)
Revenues
Investment advisory fees	$2,744	$11,501	$14,245	$(2,409)	(2)	$11,836
Net investment and interest income:
Investment and interest income	2	632	634	460	(3)	1,094
Interest expense	1	—	1	141	(4)	142
Net investment and interest income	1	632	633	319		952
Total net revenues	2,745	12,133	14,878	(2,090)		12,788

Expenses
Compensation and benefits	5,744	—	5,744	—		5,744
Professional services	724	—	724	657	(5)	1,381
Insurance expense	486	—	486	—		486
Other general and administrative expenses	485	—	485	—		485
Depreciation and amortization	4,851	—	4,851	(4,726)	(6)	125
Occupancy	433	—	433	—		433
Corporate interest expense	—	—	—	1,469	(7)	1,469
Restructuring charges	3,904	—	3,904	(3,904)	(8)	—
Total expenses	16,627	—	16,627	(6,504)		10,123

Other Income (Expense) and Gain (Loss)
Net gain (loss) on investments, loans, derivatives and liabilities	(2,377)	(1,527)	(3,904)	3,904	(9)	—
Corporate interest expense	(1,469)	—	(1,469)	1,469	(7)	—
Net gain on the sale of management contract	5,772	—	5,772	(5,772)	(10)	—
Other, net	(41)	—	(41)	41	(9)	—
Net other income (expense) and gain (loss)	1,885	(1,527)	358	(358)		—

Operating income (loss)	(11,997)	10,606	(1,391)	4,056		2,665

Net results of Consolidated Variable Interest Entities	38,780	(37,518)	1,262	(1,262)	(11)	—

Income (loss) before income tax expense (benefit)	26,783	(26,912)	(129)	2,794		2,665
Income tax expense (benefit)	(1,724)	—	(1,724)	1,724	(12)	—

Net income (loss)	28,507	(26,912)	1,595	1,070		2,665
Net (income) loss attributable to noncontrolling interest and Consolidated Variable Interest Entities	(26,912)	26,912	—	—		—
Net income (loss) attributable to CIFC Corp.	$1,595	$—	$1,595	$1,070		$2,665	(A)

The table below provides a reconciliation from GAAP net income (loss) attributable to CIFC Corp. to AEBT, a non-GAAP measurement used by management, for the three months ended March 31, 2011:

	Three Months Ended March 31, 2011
	Consolidated	Consolidation	Deconsolidated	Reconciling and		Adjusted Totals
	GAAP	Adjustments (1)	GAAP	Non-Recurring Items		To Compute AEBT
	(In thousands)
Revenues
Investment advisory fees	$2,028	$4,793	$6,821	$—		$6,821
Net investment and interest income:
Investment and interest income	2,036	882	2,918	3,561	(3)	6,479
Interest expense	209	—	209	—		209
Net investment and interest income	1,827	882	2,709	3,561		6,270
Total net revenues	3,855	5,675	9,530	3,561		13,091

Expenses
Compensation and benefits	3,822	—	3,822	(246)	(13)	3,576
Professional services	929	—	929	—		929
Insurance expense	348	—	348	—		348
Other general and administrative expenses	767	—	767	—		767
Depreciation and amortization	1,851	—	1,851	(1,718)	(6)	133
Occupancy	249	—	249	—		249
Corporate interest expense	—	—	—	1,360	(7)	1,360
Restructuring charges	—		—	—		—
Total expenses	7,966	—	7,966	(604)		7,362

Other Income (Expense) and Gain (Loss)
Net gain (loss) on investments, loans, derivatives and liabilities	1,782	1,027	2,809	(2,809)	(9)	—
Corporate interest expense	(1,360)	—	(1,360)	1,360	(7)	—
Strategic transactions expenses	(1,468)	—	(1,468)	1,468	(14)	—
Other, net	77	—	77	(77)	(9)	—
Net other income (expense) and gain (loss)	(969)	1,027	58	(58)		—

Operating income (loss)	(5,080)	6,702	1,622	4,107		5,729

Net results of Consolidated Variable Interest Entities	(8,346)	10,045	1,699	(1,699)	(11)	—

Income (loss) before income tax expense (benefit)	(13,426)	16,747	3,321	2,408		5,729
Income tax expense (benefit)	2,479	—	2,479	(2,479)	(12)	—

Net income (loss)	(15,905)	16,747	842	4,887		5,729
Net (income) loss attributable to noncontrolling interest and Consolidated Variable Interest Entities	16,747	(16,747)	—	—		—
Net income (loss) attributable to CIFC Corp.	$842	$—	$842	$4,887		$5,729	(A)

(A)	Represents AEBT.
(1)	Adjustments to eliminate the impact of the Consolidated CLOs.
(2)

Adjustments to reflect AEBT net of fee sharing arrangements. In the first quarter of 2012, certain fee sharing arrangements related to CLOs managed by CypressTree were eliminated, resulting in CIFC Corp. retaining more of the investment advisory fees received from these CLOs. In connection with this reduction in fee sharing, we made $3.0 million of payments to the seller of CypressTree and retained additional investment advisory fees of approximately $0.3 million that would have otherwise been paid to the prior seller in respect of the first quarter of 2012.

(3)

The establishment of interest income for distributions received on our investments in the DFR MM CLO and interest income and realized gains (losses) underlying the Warehouse TRS. Through February 7, 2012, we owned 100% of the subordinated notes of the DFR MM CLO and were required to consolidate the DFR MM CLO. As management views the economic impact of our investments in the DFR MM CLO as the distributions received on those investments, the calculation of AEBT eliminates the GAAP net income (loss) on the DFR MM CLO (included within Net Results of Consolidated Variable Interest Entities) and includes the distributions received on our investments in the DFR MM CLO. As management views the economic impact of the Warehouse TRS to be similar to a traditional warehouse borrowing arrangement, the calculation of AEBT eliminates the GAAP net income (loss) on the Warehouse TRS (included within Net Results of Consolidated Variable Interest Entities) and includes the net interest income and gains (losses) underlying the Warehouse TRS. This excludes a loss of $1.4 million determined and accrued upon formalizing a transaction (not upon settlement) which was included within GAAP net income and within AEBT during the three months ended December 31, 2011.

(4)	Adjustment establishes interest expense underlying the Warehouse TRS.
(5)

Elimination of the benefit of the insurance settlement received related to the reimbursement received of legal fees associated with our settlement with the SEC which was previously disclosed in the March 31, 2011 10-Q filing. In addition, eliminates certain professional fees related to the sale of our investments in the DFR MM CLO.

(6)	Elimination of intangible asset amortization.
(7)	Reclassification of corporate interest expense from other income (expense) and gain (loss) to expenses.
(8)	Elimination of restructuring charges.

(9)	Elimination of net gains (losses) on our proprietary investments and items (primarily non-recurring in nature) which are included within Other, net.
(10)	Elimination of the net gain on the sale of our rights to manage Gillespie.
(11)	Elimination of the GAAP net income (loss) related to the DFR MM CLO and the Warehouse TRS.
(12)	Elimination of income tax expense (benefit).
(13)	Elimination of certain incentive compensation related to certain net gains (losses) on investments which are not included as a component of AEBT.
(14)	Elimination of strategic transactions expenses.

Recent Developments

On March 29, 2012 we announced that our board of directors approved a $10.0 million share repurchase program. As of May 11, 2012 we have repurchased 170,942 shares in open-market transactions for an aggregate cost of $1.0 million and have the authority to repurchase up to an additional $9.0 million of our common stock. All share repurchases occurred after March 31, 2012.

Critical Accounting Policies and Estimates

Our significant accounting policies are disclosed in our 2011 10-K. Our most critical accounting policies involve judgments and estimates that could affect our reported assets and liabilities, as well as our reported revenues and expenses. These accounting policies and estimates are discussed below. We believe that all of the judgments and estimates inherent in our financial statements were reasonable as of the date thereof, based upon information available to us at the time. We rely on management’s experience and analysis of historical and current market data in order to arrive at what we believe to be reasonable estimates. Under varying conditions, we could report materially different amounts arising under these critical accounting policies.

Fair Value Measurements and Presentation— In accordance with ASC Topic 820—Fair Value Measurements and Disclosures (“ASC Topic 820”), we have categorized our financial instruments carried at fair value into a three-level fair value hierarchy based on the transparency of the inputs to the valuation of the asset or liability as of the measurement date. A financial instrument’s categorization within the valuation hierarchy is determined by the lowest level of input that is significant to the fair value measurement. The assessment of significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The three levels are defined as follows:

Level 1—inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

The types of assets included in Level 1 are generally equity securities or derivatives listed on an exchange with active markets. We held no Level 1 securities as of March 31, 2012 or December 31, 2011.

Level 2—inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, quoted prices for identical assets and liabilities in inactive markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Our assets and liabilities generally included in this category are loans where asset valuations are provided by third-party pricing services or our comparable companies pricing model, corporate bonds and investments in CLOs or CDOs where asset valuations are provided by third-party pricing services (prior to our valuation methodology change effective December 31, 2011), long-term debt of our Consolidated CLOs (prior to our valuation methodology change effective September 30, 2011) and our total return swap.

Level 3—inputs to the valuation methodology include significant unobservable inputs to the fair value measurement. This includes situations where there is little, if any, market activity for the asset or liability.

Our assets and liabilities generally included in this category are corporate bonds, investments in CLOs or CDOs, loans where asset valuations are not provided by third-party pricing services or our comparable companies pricing model, warrants, long-term debt of our Consolidated CLOs (including the subordinated notes) and the conversion feature contained in our senior subordinated convertible notes, which was initially deemed an embedded derivative instrument (prior to its reclassification to equity during December 2011).

Determination of Fair Values

As defined in ASC Topic 820, fair value is the price a market participant would receive in the sale of an asset, or pay to transfer a liability, in an orderly transaction at the measurement date. Where available, fair value is based on observable market prices or parameters or is derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation models involve our estimation and judgment, the degree of which is dependent on both the price transparency for the instruments or market and the instruments’ complexity. Assets and liabilities recorded at fair value in the condensed consolidated financial statements are categorized for disclosure purposes based on the level of judgment associated with the inputs used to measure their value as described above. Transfers between levels of the fair value hierarchy are recognized at the end of the reporting period.

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

The fair value process is monitored by our Valuation Committee, which is a cross-functional group of senior management.  The Valuation Committee is chaired by our Chief Investment Officer and is comprised of investment, finance, valuation and risk management professionals. The purpose of the committee is to oversee the pricing policy and procedures by ensuring objective and reliable valuation practices and pricing of financial instruments, as well as addressing fair valuation issues and approving changes to valuation methodologies and pricing sources.  Meetings are held regularly to discuss and analyze the significant assumptions utilized in our internally developed models and to review the valuations provided by third-party pricing services for reasonableness.  This includes testing a sample of the valuations provided by third-party pricing services against our comparable companies pricing model.  We engage reputable third-party pricing services and regularly review the valuation methodologies provided by those third-party pricing services to ensure the fair value measurement provided by those services is in accordance with ASC Topic 820.

The following is a description of our valuation methodologies for financial assets and liabilities measured at fair value by class as required by ASC Topic 820, as amended by ASU 2011-04, including the general classification of such instruments pursuant to the valuation hierarchy described above. Under certain market conditions, we may make adjustments to the valuation methodologies described below. We maintain a consistent policy for the process of identifying when and by how such adjustments should be made. To the extent that we make a significant fair value adjustment, the valuation classification would generally be considered Level 3 within the fair value hierarchy.  We determined our classes of financial assets and liabilities based on our analysis of the nature, characteristics and risks of such financial assets and liabilities at fair value.

Loans—Loans are generally valued via a third-party pricing service.  The value represents a composite of the mid-point in the bid-ask spread of broker quotes or is based on the composite price of a different tranche of the same or similar security if broker quotes are unavailable for the specific tranche we own.  Loans valued in this manner are classified as Level 2 within the fair value hierarchy.  When a value from a third-party pricing service is unavailable, the value may be based on our comparable companies pricing model (an internally developed model using composite or other observable comparable market inputs).  Loans valued in this manner are classified as Level 2 within the fair value hierarchy.  When there are not sufficient data points available to utilize the comparable companies pricing model, the value may be based on an internally developed model using data including unobservable market inputs.  Loans valued in this manner are classified as Level 3 within the fair value hierarchy.

Corporate Bonds—Corporate bonds are generally valued via a third-party pricing service.  The inputs to the valuation include trades, discount rates and forward yield curves. Although the inputs used in the third-party pricing services valuation model are generally obtained from active markets and are observable, the third-party pricing service does not provide sufficient visibility into their pricing model, and as such effective December 31, 2011, we concluded corporate bonds priced in this manner would be classified as Level 3 within the fair value hierarchy.  Prior to this change, corporate bonds priced in this manner were classified as Level 2. When a value from a third-party pricing service is unavailable, the value may be based on an internally developed discounted cash flow model which includes unobservable market inputs or by broker quote.  Corporate bonds valued in this manner are classified as Level 3 within the fair value hierarchy.

Other Assets—Other assets at fair value primarily represent investments in CLOs or CDOs which are generally valued via a third-party pricing service. The inputs to the valuation include trades, discount rates, forward yield curves, and loan level information (including loan loss, recovery and default rates, prepayment speeds and various reports from the trustee and other service providers related to the product being valued). Although the inputs used in the third-party pricing services valuation model are generally obtained from active markets and are observable, the third-party pricing service does not provide sufficient visibility into their pricing model, and as such effective December 31, 2011, we concluded other assets priced in this manner would be classified as Level 3 within the fair value hierarchy. Prior to this change, other assets priced in this manner were classified as Level 2. When a value from a third-party pricing service is unavailable, the value may be based on an internally developed discounted cash flow model which includes unobservable market inputs or by broker quote.  Inputs to the internally developed model include the structure of the product being valued, estimates related to loan default rates, recoveries and discount rates. Other assets valued in this manner are classified as Level 3 within the fair value hierarchy.

Derivative assets and liabilities— During the periods presented, derivative asset and liabilities primarily related to the Warehouse TRS (prior to its settlement in January 2012) and the previously bifurcated Embedded Derivative.

The fair value of the Warehouse TRS was calculated as the sum of (i) the change in fair value of the reference obligations (SSCL’s which are valued as described in Loans above) since they became reference obligations (ii) net realized gains (losses) on reference obligations sold during the period and (iii) interest income earned on the reference obligations, less an amount equal to LIBOR plus an agreed upon margin on the outstanding notional amount of the reference obligations. The Warehouse TRS was classified as Level 2 within the fair value hierarchy. See Note 6 for further disclosure regarding the Warehouse TRS.

Our Convertible Notes contain a conversion feature with certain antidilution provisions that caused the conversion feature to be deemed an embedded derivative instrument. The fair value of the Embedded Derivative was recorded in the condensed consolidated balance sheets as a derivative liability until the expiration of the antidilution provisions in December 2011 when the fair value of the Embedded Derivative was reclassified to additional paid-in capital and is no longer remeasured at fair value. The fair value of the Embedded Derivative was determined by valuing the Convertible Notes including the conversion right and subsequently valuing the Convertible Notes eliminating the conversion right. The difference represents the fair value of the Embedded Derivative. The valuation of the Embedded Derivative was determined using a binomial tree model using one or more significant unobservable inputs and is classified as Level 3 within the fair value hierarchy.

Derivative assets and liabilities also include discounts on unfunded loan and debt commitments held in our Consolidated CLOs. These derivatives are valued based on the fair value of the underlying loan or debt tranche and are classified within the fair value hierarchy in accordance with the valuation methodology ascribed to the underlying loan or debt tranche as described in Loans above and Long-Term Debt of the Consolidated CLOs below, respectively.

Contingent Liabilities—The fair value of the contingent liabilities is determined via a third-party valuation firm and is based on discounted cash flow models. The models are based on projections of the relevant future investment advisory fee cash flows from the CLOs managed by CIFCAM and its wholly-owned subsidiary, CypressTree Investment Management, LLC (“CypressTree”), and utilize both observable and unobservable inputs in the determination of fair value. Significant inputs to the valuation models include the structure of the underlying CLO and estimates related to loan default, recovery and discount rates.  The contingent liabilities are classified as Level 3 within the fair value hierarchy.

Long-Term Debt of the Consolidated CLOs—Long-term debt of the Consolidated CLOs consists of debt and subordinated notes of the Consolidated CLOs. Effective September 30, 2011, the fair value of the debt and subordinated notes of the Consolidated CLOs is based upon discounted cash flow models and utilizes both observable and unobservable inputs in the determination of fair value. Significant inputs to the valuation models include the structure of the Consolidated CLO and estimates related to loan default, recovery and discount rates. The debt and subordinated notes of the Consolidated CLOs are classified as Level 3 within the fair value hierarchy.

Prior to September 30, 2011, the fair value for the debt of the Consolidated CLOs was generally valued via a third-party pricing service.  The debt of our Consolidated CLOs valued in this manner was classified as Level 2 within the fair value hierarchy. Prior to September 30, 2011, the subordinated notes of the Consolidated CLOs were valued by management by considering, among other things, available broker quotes. If a broker quote was unavailable, the subordinated notes of Consolidated CLOs were valued using internally developed models consistent with the current methodology described above.  The subordinated notes of our Consolidated CLOs valued in this manner were classified as Level 3 within the fair value hierarchy.

Variable Interest Entities—ASC Topic 810 requires the consolidation of the assets, liabilities and results of operations of a VIE into the financial statements of the enterprise that is the VIE’s primary beneficiary, through its controlling financial interest in the VIE. ASC Topic 810 also provides a framework for determining whether an entity should be considered a VIE and accordingly evaluated for consolidation. Pursuant to this framework, we consider all relevant facts to determine whether an entity is a VIE and, if so, whether our relationship with the entity (whether contractual, through direct investments in the entity, or otherwise) results in a variable interest. If we determine that we do have a variable interest in the entity, we perform an analysis to determine whether we are deemed to be the primary beneficiary.

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

Goodwill and Other Intangible Assets— Goodwill represents the excess cost of a business acquisition over the fair value of the net assets acquired. Goodwill has been recognized as a result of the acquisition of CNCIM and the Merger with Legacy CIFC. In accordance with ASC Topic 350—Intangibles—Goodwill and Other (“ASC Topic 350”), goodwill is not amortized. We periodically, at least on an annual basis in the fourth quarter of each year, review goodwill, considering factors such as our projected cash flows and revenues and earnings multiples of comparable companies, to determine whether the carrying value of the goodwill is impaired. If the goodwill is deemed to be impaired, the difference between the carrying amount reflected in the financial statements and the estimated fair value is recognized as an expense in the period in which the impairment occurs. We have one overall reporting unit for which goodwill is tested for impairment. The evaluation of goodwill and intangible assets for impairment requires us to make estimates and exercise significant judgment. During the three months ended March 31, 2012, there were no events or changes in circumstances that would indicate that the current carrying amount of goodwill might be impaired; accordingly, we did not perform an interim impairment test.  Our next annual impairment test of goodwill will be performed and completed in the fourth quarter of 2012.

Intangible assets are comprised of finite-lived assets acquired in a business combination. The largest component of our intangible assets are those associated with the CLO investment management contracts. The intangible assets associated with CLO investment management contracts are amortized over their useful lives, either on a straight line basis (intangible assets associated with the acquisition of DCM) or based on a ratio of expected discounted cash flows from the contracts (intangible assets associated with the acquisition of CNCIM and the Merger with Legacy CIFC). We consider our own assumptions in the underlying investment advisory fee projections which include the structure of the CLOs and estimates related to loan default rates, recoveries and discount rates. A change in those projections could have a significant impact on our amortization expense.

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

Income Taxes—We account for income taxes in accordance with ASC Topic 740—Income Taxes (“ASC Topic 740”). Deferred tax assets and liabilities are recognized for the future income tax consequences (temporary differences) attributable to the difference between the carrying amounts of assets and liabilities and their respective income tax bases. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. We recognize the effect of change in income tax laws or rates on deferred tax assets and liabilities in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets to the amount that is more likely than not to be realized.

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

Net deferred tax assets have been recognized based on management’s belief that taxable income of the appropriate character, more likely than not, will be sufficient to realize the benefits of these assets over time. In the event that actual results differ from our expectations, we may be required to record additional valuation allowances on our deferred tax assets, which may have a significant effect on our financial condition and results of operations.

Recent Accounting Updates

See Note 2 to our condensed consolidated financial statements for our discussion of recent accounting updates.

Off-Balance Sheet Arrangements

As of March 31, 2012, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose or VIEs, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of March 31, 2012, we did not guarantee any obligations of unconsolidated entities, enter into any commitments or express intent to provide additional funding to any such entities.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by Item 3.

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

Change in Internal Control Over Financial Reporting

On April 13, 2011, we completed our Merger with Legacy CIFC which includes its existing information systems and internal controls over financial reporting that previously existed when Legacy CIFC was a separate company. In conducting our evaluation of the effectiveness of our internal control over financial reporting, we have elected to exclude Legacy CIFC from our evaluation as permitted under SEC rules.  We are currently in the process of integrating Legacy CIFC’s historical internal controls over financial reporting with ours.

During the three months ended March 31, 2012, we instituted a new corporate general ledger system.  Other than the changes noted above, there have been no changes in our internal control over financial reporting during the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

There have been no material changes in our risk factors from those disclosed in Part I — Item 1A. Risk Factors of our 2011 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Ex. No.	Description of Exhibit

10.1

Master Purchase Agreement by and among DWM Management LLC, as Purchaser, DFR Middle Market Holdings Ltd. and Deerfield Capital Management LLC, as Sellers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 8, 2012).

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

101

Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended March 31, 2012, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss); (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements furnished herewith.**

*	Filed herewith.
**

Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CIFC CORP.
(Registrant)

Date: May 15, 2012	By:	/s/ PETER GLEYSTEEN
Peter Gleysteen, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 15, 2012	By:	/s/ ROBERT C. MILTON III
Robert C. Milton III, Interim Chief Financial Officer
(Principal Financial and Accounting Officer)