Form 10-Q
period 2012-06-30
CIFC Corp.
filed 2012-08-14
CIK 1313918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

OR

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number: 1-32551

CIFC CORP.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-2008622 (I.R.S. Employer Identification No.)

250 Park Avenue, 4th Floor, New York, NY (Address of principal executive offices)	10177 (Zip code)

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

There were 19,777,942 shares of the registrant’s common stock outstanding as of August 10, 2012.

CIFC CORP.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

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

•                  the current United States and global economic environment; disruptions to the credit and financial markets in the United States and globally; the impact of the downgrade of the United States credit rating; and contractions or limited growth as a result of uncertainty in the United States and global economies;

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

PART I.

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES (UNAUDITED)

CIFC CORP. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2012	2011
	(In thousands, except share
	and per share amounts)
ASSETS
Cash and cash equivalents	$80,964	$35,973
Due from brokers	23,444	—
Restricted cash and cash equivalents	1,731	2,229
Receivables	1,013	2,197
Prepaid and other assets	5,050	5,248
Deferred tax asset, net	57,180	57,756
Equipment and improvements, net	1,144	1,697
Intangible assets, net	43,755	55,574
Goodwill	67,924	67,924
Assets of Consolidated Variable Interest Entities:
Due from brokers	317,260	19,114
Restricted cash and cash equivalents	470,291	512,495
Investments and derivative assets at fair value	7,558,879	7,554,053
Loans held for sale	—	99,595
Receivables	38,171	26,858
Prepaid and other assets	394	1,879
Total assets of Consolidated Variable Interest Entities	8,384,995	8,213,994
TOTAL ASSETS	$8,667,200	$8,442,592

LIABILITIES
Due to brokers	$11,582	$—
Accrued and other liabilities	10,613	15,840
Deferred purchase payments	5,998	8,221
Contingent liabilities at fair value	31,796	39,279
Long-term debt	137,826	137,455
Liabilities of Consolidated Variable Interest Entities:
Due to brokers	112,898	147,367
Derivative liabilities	—	6,252
Accrued and other liabilities	60	50
Interest payable	16,971	11,975
Long-term debt	—	93,269
Long-term debt at fair value	7,894,238	7,559,568
Total liabilities of Consolidated Variable Interest Entities	8,024,167	7,818,481
TOTAL LIABILITIES	8,221,982	8,019,276

EQUITY
Preferred stock, par value $0.001:
100,000,000 shares authorized; 14,999,992 shares issued and zero outstanding	—	—
Common stock, par value $0.001:
500,000,000 shares authorized; 20,343,680 and 20,255,430 shares issued and 19,832,405 and 20,255,430 outstanding	20	20
Additional paid-in capital	944,416	943,440
Accumulated other comprehensive income (loss)	(6)	(6)
Retained earnings (deficit)	(830,729)	(823,826)
	113,701	119,628
Less:	.
Treasury stock, at cost; 511,275 and zero shares	(3,323)	—
TOTAL CIFC CORP. STOCKHOLDERS’ EQUITY	110,378	119,628
Appropriated retained earnings (deficit) of Consolidated Variable Interest Entities	334,840	303,688
TOTAL EQUITY	445,218	423,316

TOTAL LIABILITIES AND EQUITY	$8,667,200	$8,442,592

See notes to condensed consolidated financial statements.

CIFC CORP. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(In thousands, except share and per share amounts)
Revenues
Investment advisory fees	$2,554	$2,985	$5,298	$5,013
Net investment and interest income:
Investment and interest income	147	1,292	149	3,328
Interest expense	—	139	1	348
Net investment and interest income	147	1,153	148	2,980
Total net revenues	2,701	4,138	5,446	7,993

Expenses
Compensation and benefits	5,547	5,141	11,291	8,963
Professional services	1,676	1,411	2,400	2,340
Insurance expense	485	541	971	889
Other general and administrative expenses	1,067	922	1,552	1,689
Depreciation and amortization	4,672	4,814	9,523	6,665
Occupancy	208	348	641	597
Impairment of intangible assets	1,771	1,104	1,771	1,104
Restructuring charges	19	3,321	3,923	3,321
Total expenses	15,445	17,602	32,072	25,568

Other Income (Expense) and Gain (Loss)
Net gain (loss) on investments, loans, derivatives and liabilities	(821)	(1,275)	(3,198)	507
Corporate interest expense	(1,466)	(1,417)	(2,935)	(2,777)
Net gain on the sale of management contract	—	—	5,772	—
Strategic transactions expenses	—	80	—	(1,388)
Other, net	(438)	(74)	(479)	3
Net other income (expense) and gain (loss)	(2,725)	(2,686)	(840)	(3,655)

Operating income (loss)	(15,469)	(16,150)	(27,466)	(21,230)

Results of Consolidated Variable Interest Entities
Net gain (loss) from activities of Consolidated Variable Interest Entities	19,088	(84,065)	59,651	(91,509)
Expenses of Consolidated Variable Interest Entities	(1,655)	(2,045)	(3,438)	(2,947)
Net results of Consolidated Variable Interest Entities	17,433	(86,110)	56,213	(94,456)

Income (loss) before income tax expense (benefit)	1,964	(102,260)	28,747	(115,686)
Income tax expense (benefit)	6,222	(3,616)	4,498	(1,137)

Net income (loss)	(4,258)	(98,644)	24,249	(114,549)
Net (income) loss attributable to noncontrolling interest and Consolidated Variable Interest Entities	(4,240)	93,639	(31,152)	110,386
Net income (loss) attributable to CIFC Corp.	$(8,498)	$(5,005)	$(6,903)	$(4,163)

Earnings (loss) per share -
Basic	$(0.42)	$(0.26)	$(0.34)	$(0.27)
Diluted	$(0.42)	$(0.26)	$(0.34)	$(0.27)

Weighted-average number of shares outstanding -
Basic	20,223,437	19,217,538	20,324,777	15,316,252
Diluted	20,223,437	19,217,538	20,324,777	15,316,252

See notes to condensed consolidated financial statements.

CIFC CORP. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(In thousands)

Net income (loss)	$(4,258)	$(98,644)	$24,249	$(114,549)
Other comprehensive income (loss):
Foreign currency translation	(6)	—	—	20
Other comprehensive income (loss)	(6)	—	—	20
Comprehensive income (loss)	(4,264)	(98,644)	24,249	(114,529)
Comprehensive (income) loss attributable to noncontrolling interest and Consolidated Variable Interest Entities	(4,240)	93,639	(31,152)	110,386
Comprehensive income (loss) attributable to CIFC Corp.	$(8,504)	$(5,005)	$(6,903)	$(4,143)

See notes to condensed consolidated financial statements.

CIFC CORP. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30,
	2012	2011
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$24,249	$(114,549)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net premium and discount (accretion) amortization on investments, loans and debt issuance costs	452	2,213
Share-based compensation	977	207
Net (gain) loss on investments at fair value	(143)	(2,207)
Net (gain) loss on liabilities at fair value	3,341	2,901
Net (gain) loss on loans	—	34
Net other (gain) loss	486	80
Net changes in undesignated derivatives	—	(1,235)
Net gain on the sale of management contract	(5,772)	—
Depreciation and amortization	9,523	6,665
Impairment of intangible assets	1,771	1,104
Loss on disposal of equipment and improvements	1,417	—
Lease expense greater (less) than payments	—	5
Deferred income tax expense (benefit)	575	(1,724)
Consolidated Variable Interest Entity Related:
Net premium and discount (accretion) amortization on investments, loans and debt issuance costs	(1,443)	(1,628)
Net (gain) loss on investments at fair value	(158,324)	4,214
Net (gain) loss on liabilities at fair value	249,372	183,523
Net (gain) loss on loans	727	(1,326)
Net other (gain) loss	—	18
Provision for loan losses	—	7,864
Net changes in undesignated derivatives	(1,026)	109
Changes in operating assets and liabilities:
Due from brokers	(23,444)	5,228
Net (purchases) sales of investments at fair value	143	263,420
Receivables	1,254	4,960
Prepaid and other assets	(369)	1,543
Due to brokers	11,582	(11,544)
Accrued and other liabilities	(4,949)	(1,771)
Consolidated Variable Interest Entity Related:
Due from brokers	(298,146)	12,340
Net (purchases) sales of investments at fair value	144,008	3,327
Receivables	(11,946)	(15,450)
Prepaid and other assets	(384)	45
Due to brokers	(34,468)	(28,198)
Accrued and other liabilities	5,129	(1,323)
Net cash provided by (used in) operating activities	(85,408)	318,845

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted cash and cash equivalents	498	—
Proceeds from the sale of the DFR MM CLO	36,500	—
Proceeds from the sale of management contract	6,468	—
Proceeds from the sale of investments at fair value previously classified as available-for-sale	—	2,601
Principal receipts on investments at fair value previously classified as available-for-sale	—	315
Principal receipts on loans held for sale previously classified as held for investment	—	12
Net cash (paid) acquired from the Merger	—	(4,428)
Purchases of equipment and improvements	(1,035)	—
Consolidated Variable Interest Entity Related:
Change in restricted cash and cash equivalents	39,265	47,048
Principal receipts on loans held for investment	—	49,825
Proceeds from sale of loans held for investment	—	6,303
Principal receipts on loans held for sale previously classified as held for investment	1,118	116
Proceeds from sale of loans held for sale previously classified as held for investment	—	1,140
Net cash provided by (used in) investing activities	82,814	102,932

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (payments) under repurchase agreements	—	(246,921)
Repurchases of common stock	(3,323)	—
Payment of stock and debt issuance costs	—	(1,874)
Payment to settle warrants	(72)	—
Deferred purchase payments and payments on contingent liabilities	(13,323)	(2,069)
Consolidated Variable Interest Entity Related:
Proceeds from issuance of long-term debt	440,246	57,000
Payments made on long-term debt	(375,943)	(243,820)
Net cash provided by (used in) financing activities	47,585	(437,684)

Foreign currency translation	—	17

Net increase (decrease) in cash and cash equivalents	44,991	(15,890)
Cash and cash equivalents at beginning of period	35,973	50,106
Cash and cash equivalents at end of period	$80,964	$34,216

SUPPLEMENTAL DISCLOSURE:
Cash paid for interest	$1,490	$2,297
Cash paid for income taxes	1,528	2,435
Consolidated Variable Interest Entity Related:
Cash paid for interest	40,775	26,299
Settlement of interest receivables with increases in principal	3,147	2,021
Deconsolidation of DFR MM CLO:
Deconsolidation of assets	108,899	—
Deconsolidation of liabilities	72,399	—
Debt previously owned by CIFC Corp.	36,500	—

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

We formerly managed our own fixed income investments, which included SSCLs and other corporate debt, which, was primarily accomplished through our investments in the DFR Middle Market CLO, Ltd. (the “DFR MM CLO”) prior to their sale. We had historically consolidated the DFR MM CLO because we owned all of its subordinated notes. On February 7, 2012 we completed the sale of our investments in and our rights to manage the DFR MM CLO and deconsolidated this entity. Historically, our fixed income investments also included significant investments in residential mortgage-backed securities (“RMBS”) until we made the decision to liquidate this portfolio during the second quarter of 2011.  Additionally, we also may utilize our liquidity to acquire SSCLs, generally to warehouse such SSCLs until they can be included as collateral for new CLOs and other funds we manage.

We are required to consolidate into our financial statements certain variable interest entities (“VIEs”), which include certain of the CLOs, CDOs and other entities we manage, in accordance with consolidation guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810—Consolidation (“ASC Topic 810”), as amended by Accounting Standards Update (“ASU”) 2009-17 (“ASU 2009-17”) because they are VIEs with respect to which we are deemed to be the primary beneficiary. See Variable Interest Entities in Note 2 for additional information.

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

We have a variable interest in each of the CLOs and CDOs we manage due to the provisions of their respective management agreements and direct investments in certain of the CLOs. With respect to these direct investments, as of June 30, 2012, we own a small portion of the total debt and subordinated notes issued by the CLOs. Where we have a direct investment, it is typically in the unrated, junior subordinated tranches of the CLOs. These unrated, junior subordinated tranches, referred to herein as “subordinated notes,” take the form of either subordinated notes or preference shares. For a detailed description of CLOs see Note 3.

As of June 30, 2012, we consolidate 21 CLOs and one CDO (the “Consolidated CLOs”) under the amendments to ASC Topic 810. The Consolidated CLOs are comprised of: (i) six CLOs and one CDO we began to consolidate on January 1, 2010 (the adoption date of the amendments to ASC Topic 810), (ii) four CLOs we began to consolidate on June 9, 2010 in conjunction with the acquisition of Columbus Nova Credit Investments Management LLC (“CNCIM”), (iii) ten CLOs we began to consolidate on April 13, 2011 in conjunction with the Merger (the “CIFC CLOs”), and (iv) CIFC Funding 2011-I, Ltd. (“CIFC CLO 2011-I”) which we began to consolidate on January 19, 2012, its closing date. See Consolidated CLOs in Note 3 for additional discussion of our Consolidated CLOs.

As of June 30, 2012, we had a variable interest in 20 additional CLOs and CDOs that were not consolidated as we are not the primary beneficiary with respect to those VIEs. Our maximum exposure to loss associated with unconsolidated CLOs and CDOs is limited to future investment advisory fees and receivables. We recorded investment advisory fee receivables totaling $0.6 million and $0.9 million from the unconsolidated CLOs and CDOs as of June 30, 2012 and December 31, 2011, respectively.

As of December 31, 2011, we also consolidated a special purpose vehicle (the “Warehouse SPV”), under ASC Topic 810. During the second quarter of 2011, the Warehouse SPV entered into a total return swap (the “Warehouse TRS”) agreement with Citibank, N.A. (“Citibank”). The reference obligations under the Warehouse TRS agreement were SSCL exposures that we accumulated and were ultimately included within CIFC CLO 2011-I, the CLO that closed in January 2012 and is managed by CIFC Asset Management LLC (“CIFCAM”). We deconsolidated the Warehouse SPV in January 2012 in conjunction with the settlement of the Warehouse TRS and the closing of CIFC CLO 2011-I. See Total Return Swap in Note 7 for more information on the Warehouse TRS.

Fair Value Measurements and Presentation—In accordance with ASC Topic 820—Fair Value Measurements and Disclosures (“ASC Topic 820”), we have categorized our financial instruments carried at fair value into a three-level fair value hierarchy based on the transparency of the inputs to the valuation of the asset or liability as of the measurement date. A financial instrument’s categorization within the valuation hierarchy is determined by the lowest level of input that is significant to the fair value measurement. The assessment of significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The three levels are defined as follows:

Level 1—inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

The types of assets included in Level 1 are generally equity securities or derivatives listed on an exchange with active markets. We held no Level 1 securities as of June 30, 2012 or December 31, 2011.

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

The availability of observable inputs can vary depending on the financial asset or liability and is affected by a variety of factors, including, for example, the type of product, whether the product is new, whether the product is traded on an active exchange or in the secondary market and, current market conditions. Determinations of fair value require more judgment to the extent that the valuation is based on inputs that are either less observable or unobservable in the market. Accordingly, the degree of judgment we exercise in determining fair value is greatest for assets and liabilities classified in Level 3.

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

Loans—Loans are generally valued via a third-party pricing service.  The value represents a composite of the mid-point in the bid-ask spread of broker quotes or is based on the composite price of a different tranche of the same or similar security if broker quotes are unavailable for the specific tranche we own.  Loans valued in this manner are classified as Level 2 within the fair value hierarchy.  When a value from a third-party pricing service is unavailable, the value may be based on our comparable companies pricing model (an internally developed model using composite or other observable comparable market inputs).  Loans valued in this manner are classified as Level 2 within the fair value hierarchy.  When sufficient data points are not available to utilize the comparable companies pricing model, the value may be based on an internally developed model using data including unobservable market inputs.  Loans valued in this manner are classified as Level 3 within the fair value hierarchy.

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

Our Convertible Notes contained a conversion feature with certain antidilution provisions that caused the conversion feature to be deemed an embedded derivative instrument (the “Embedded Derivative”). The fair value of the Embedded Derivative was recorded in the condensed consolidated balance sheets as a derivative liability until the expiration of the antidilution provisions in December 2011 when the fair value of the Embedded Derivative was reclassified to additional paid-in capital and is no longer remeasured at fair value. The fair value of the Embedded Derivative was determined by valuing the Convertible Notes including the conversion right and subsequently valuing the Convertible Notes eliminating the conversion right. The difference represents the fair value of the Embedded Derivative. The valuation of the Embedded Derivative was determined using a binomial tree model using one or more significant unobservable inputs and was classified as Level 3 within the fair value hierarchy.

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

Contingent Liabilities—The fair value of the contingent liabilities is determined via a third-party valuation firm and is based on discounted cash flow models. The models are based on projections of the relevant future investment advisory fee cash flows from the CLOs managed by CIFCAM and its wholly-owned subsidiary, CypressTree Investment Management, LLC (“CypressTree”), and utilize both observable and unobservable inputs in the determination of fair value. See Quantitative Information about Level 3 Assets and Liabilities in Note 5 for further information regarding the significant inputs to these valuation models.  The contingent liabilities are classified as Level 3 within the fair value hierarchy.

Long-Term Debt of the Consolidated CLOs—Long-term debt of the Consolidated CLOs consists of debt and subordinated notes of the Consolidated CLOs. Effective September 30, 2011, the fair value of the debt and subordinated notes of the

Consolidated CLOs is based upon discounted cash flow models and utilizes both observable and unobservable inputs in the determination of fair value. See Quantitative Information about Level 3 Assets and Liabilities in Note 5 for further information regarding the significant inputs to these valuation models. The debt and subordinated notes of the Consolidated CLOs are classified as Level 3 within the fair value hierarchy.

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

Reclassifications—Certain amounts in the condensed consolidated statements of operations for the three and six months ended June 30, 2012 and the condensed consolidated statements of cash flows for the six months ended June 30, 2011 have been reclassified to conform to the presentation for the three and six months ended June 30, 2012.  These reclassifications have been made primarily to more clearly present information about our consolidated VIEs within our condensed consolidated financial statements.

Condensed Consolidated Statements of Operations—Activities related to the Consolidated CLOs, DFR MM CLO and the Warehouse TRS are now presented within the section “Results of Consolidated Variable Interest Entities”. Net gain (loss) from activities of Consolidated Variable Interest Entities includes activities of VIEs previously presented within interest income, interest expense, provision for loan losses, net gain (loss) on investments, loans, derivatives and liabilities and other, net. See Note 8 for the details of the components of net gain (loss) from activities of Consolidated Variable Interest Entities. In addition, interest expense related to our corporate debt has been reclassified from interest expense within the “Revenues” section to corporate interest expense within the “Other Income (Expense) and Gain (Loss)” section. Interest expense within the “Revenues” section for the three and six months ended June 30, 2011 primarily includes interest expense related to repurchase agreements used to finance our RMBS portfolio prior to the liquidation of the portfolio during the second quarter of 2011.

Condensed Consolidated Statements of Cash Flows—Cash flows of the Consolidated CLOs, DFR MM CLO and the Warehouse TRS have now been presented separately within the condensed consolidated statements of cash flows to conform with the presentation of the condensed consolidated balance sheets and condensed consolidated statements of operations.

Recent Accounting Updates—In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 amends ASC Topic 820 to converge the fair value framework between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 clarifies existing fair value measurement guidance, updates the fair value measurement principles for certain financial instruments and expands fair value disclosure requirements. ASU 2011-04 is effective for fiscal years and interim reporting periods within those fiscal years beginning after December 15, 2011. We have adopted ASU 2011-04 and the adoption did not have a material impact on our condensed consolidated financial statements.  The additional disclosures required by ASU 2011-04 are included within Note 5.

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

CLOs typically issue multiple tranches of debt and subordinated note securities with varying ratings and levels of subordination to finance the purchase of investments. These securities receive interest and principal payments from the CLO in accordance with an agreed upon priority of payments, commonly referred to as a “waterfall.” The most senior notes, generally rated AAA/Aaa, commonly represent the majority of the total liabilities of the CLO. This tranche of notes is issued at a specified spread over LIBOR and normally has the first claim on the earnings on the CLO’s investments after payment of certain fees and expenses. The mezzanine tranches of rated notes generally have ratings ranging from AA/Aa to BB/Ba and also are usually issued at a specified spread over LIBOR with higher spreads paid on the tranches with lower ratings. Each tranche is typically only entitled to a share of the earnings on the CLOs’ investments if the required interest and principal payments have been made on the more senior tranches. The most junior tranche can take the form of either subordinated notes or preference shares and is referred to as the CLO’s “subordinated notes.” The subordinated notes generally do not have a stated coupon but are entitled to residual cash flows from the CLOs’ investments after all of the other tranches of notes and certain other fees and expenses are paid. While the majority of the subordinated notes of the CLOs we manage are owned by third parties, we do own a portion of the subordinated note tranches of certain of the CLOs we manage.

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

Consolidated Variable Interest Entities

Consolidated CLOs

Consolidated CLOs with assets of $8.4 billion and non-recourse liabilities of $8.0 billion were consolidated into our condensed consolidated financial statements as of June 30, 2012. Consolidated CLOs with assets of $8.0 billion and non-recourse liabilities of $7.7 billion were consolidated into our condensed consolidated financial statements as of December 31, 2011. Although we consolidate all of the assets, liabilities and subordinated notes of the Consolidated CLOs, our maximum exposure to loss related to the Consolidated CLOs is limited to our investments and beneficial interests in the Consolidated CLOs ($23.6 million and $7.0 million as of June 30, 2012 and December 31, 2011, respectively), our investment advisory fee receivables from the Consolidated CLOs ($2.3 million and $2.1 million as of June 30, 2012 and December 31, 2011, respectively), and our future investment advisory fees, all of which are eliminated upon consolidation.

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

Net income (loss) recorded for the Consolidated CLOs is not indicative of the cash flow distributions we receive from the Consolidated CLOs. For the three and six months ended June 30, 2012 we recorded net income of $4.2 million and $31.2 million, respectively, within our condensed consolidated statements of operations related to the Consolidated CLOs. For the three and six months ended June 30, 2011 we recorded net losses of $93.6 million and $110.4 million, respectively, within our condensed consolidated statements of operations related to the Consolidated CLOs.

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

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
	(In thousands)

Investment advisory fees	$11,479	$11,495	$22,882	$16,254
Interest on debt investments	36	35	73	69
Subordinated note distributions	511	899	1,051	1,693
Total cash flow distributions	$12,026	$12,429	$24,006	$18,016

DFR MM CLO

We consolidated the DFR MM CLO since its inception in 2007 because we owned all of its subordinated notes.  On February 7, 2012, we sold our investments in and our rights to manage the DFR MM CLO for $36.5 million and deconsolidated the entity.  We did not elect the fair value option for the assets and liabilities of DFR MM CLO.  As of December 31, 2011, we consolidated assets of $130.3 million (primarily cash and loan investments classified as held for sale as described in further detail at Note 6) and liabilities of $93.6 million (primarily long-term debt carried at par) related to the DFR MM CLO. Although we consolidated all of the assets and liabilities of DFR MM CLO, our maximum exposure to loss on our investment in this entity had been limited to our initial investment of $69.0 million ($50.0 million of subordinated notes and $19.0 million of debt). The economic impact of our investments in DFR MM CLO had been determined by the cash distributed to us on our investment therein which, from the date of our initial investment through the date of sale, totaled $52.2 million on our subordinated notes investment and $4.8 million in interest on our debt investment. The DFR MM CLO’s debt holders had recourse only to the assets of the DFR MM CLO and not to our general assets.

For the three and six months ended June 30, 2012, we recorded net losses of zero and $0.2 million, respectively, in net results of Consolidated VIEs within our condensed consolidated statements of operations related to the DFR MM CLO.  For the three and six months ended June 30, 2011, we recorded a net loss of $1.6 million and net income of $0.1 million, respectively, in net results of Consolidated VIEs within our condensed consolidated statements of operations related to the DFR MM CLO.  For the three and six months ended June 30, 2011, we received cash flow distributions from the DFR MM CLO consisting of interest on our debt investment of $0.2 million and $0.4 million, respectively, and distributions on our subordinated note investment of $3.2 million and $6.6 million, respectively, which were eliminated in consolidation. No distributions were received during the three and six months ended June 30, 2012.

Warehouse SPV

We consolidated the Warehouse SPV since its inception during the second quarter of 2011. We deconsolidated the Warehouse SPV in January 2012 in conjunction with the settlement of the Warehouse TRS and the closing of CIFC CLO 2011-I.  We consolidated assets of $46.5 million and liabilities of $0.6 million related to the Warehouse SPV as of December 31, 2011. Although we had consolidated all of the assets and liabilities of the Warehouse SPV, our maximum exposure to loss was limited to our investment in this entity, which was $46.5 million as of December 31, 2011. For the three and six months ended June 30, 2012, we recorded net income of zero and $1.4 million, respectively, in net results of Consolidated VIEs within our condensed consolidated statements of operations for the Warehouse SPV. For the three and six months ended June 30, 2011, we recorded net income of $0.6 million in net results of Consolidated VIEs within our condensed consolidated statements of operations for the Warehouse SPV.  See Note 7 for more information on the Warehouse SPV and its investment, the Warehouse TRS.

4.             MERGER WITH LEGACY CIFC

On April 13, 2011 (the “Merger Closing Date”), we completed the Merger with Legacy CIFC. As a result of the Merger, Legacy CIFC became CIFCAM and a wholly-owned subsidiary of CIFC. The consideration for the Merger paid or payable to CIFC Parent Holdings LLC (“CIFC Parent”), the sole stockholder of Legacy CIFC, consisted of (i) 9,090,909 shares of our common stock, (ii) $7.5 million in cash, payable in three equal installments of $2.5 million (subject to certain adjustments), the first of which was paid on the Merger Closing Date, the second of which was paid on April 13, 2012 and the final installment is payable on the second anniversary of the Merger Closing Date, (iii) $4.2 million in cash as consideration for the cash balance at Legacy CIFC on the Merger Closing Date (adjusted for certain items), (iv) out-of pocket costs and expenses incurred by Legacy CIFC and CIFC Parent in connection with the Merger of approximately $2.9 million, (v) the first $15.0 million of incentive fees received by the combined company from certain CLOs managed by CIFCAM as of the Merger Closing Date, (vi) 50% of any incentive fees in excess of $15.0 million in the aggregate received by the combined company over the next ten years from certain CLOs managed by CIFCAM as of the Merger Closing Date and (vii) payments relating to the present value of any such incentive fees from certain CLOs managed by CIFCAM as of the Merger Closing Date that remain payable to the combined company after the tenth anniversary of the Merger Closing Date. The Merger is reflected in our condensed consolidated financial statements as of December 31, 2011 and June 30, 2012, and for the period from the Merger Closing Date to June 30, 2012.

Calculation of the purchase consideration in accordance with ASC Topic 805—Business Combinations (“ASC Topic 805”) is as follows:

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

(4)                                  Represents the Merger Closing date fair value of fixed deferred payments to CIFC Parent per the Agreement and Plan of Merger dated as of December 21, 2010, (as amended from time to time, the “Merger Agreement”). These fixed deferred payments totaled $5.0 million and the first $2.5 million installment was paid on the first anniversary of the Merger Closing Date and the second installment payment is payable on the second anniversary of the Merger Closing Date. The $2.5 million payments are not contingent on any performance, but rather are due as a result of the passage of time and were discounted to arrive at an estimated fair value.

(5)                                 Represents the fair value of contingent deferred payments to CIFC Parent per the Merger Agreement. The payments are to be paid as follows: (i) the first $15.0 million of incentive fees received by the combined company from certain CLOs managed by CIFCAM as of the Merger Closing Date, (ii) 50% of any incentive fees in excess of $15.0 million in aggregate received by the combined company over the next ten years from certain CLOs managed by CIFCAM as of the Merger Closing Date and (iii) payments relating to the present value of any such incentive fees from certain CLOs managed by CIFCAM as of the Merger Closing Date that remain payable to the combined company after the tenth anniversary of the Merger Closing Date. The incentive fee payments were based on projected future incentive fees from the CLOs and were discounted to arrive at an estimated fair value.

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
	$49,900

The fair value of the intangible assets related to the investment management contracts of CIFCAM and CypressTree, were determined utilizing an excess earnings approach based upon projections of future investment advisory fees from the CLOs. Significant inputs to the investment advisory fee projections include the structure of the CLOs and estimates related to loan default rates, recoveries and discount rates. The intangible assets related to the management contracts are amortized based on a ratio of expected discounted cash flows from the contracts over the expected remaining useful life. The fair value of the intangible assets related to the “Commercial Industrial Finance Corp.” and “CIFC” trade names and technology were determined utilizing a relief from royalty method applied to expected cash flows and are amortized on a straight-line basis over their estimated remaining useful lives. The fair value of the intangible assets associated with the non-compete agreements was determined using a lost cash flows analysis and are amortized on a straight-line basis over the estimated remaining useful life.  See Note 9 for additional disclosures regarding our intangible assets.

The contingent liabilities assumed in the Merger primarily represent contingent consideration related to Legacy CIFC’s acquisition of CypressTree on December 1, 2010 and contingent liabilities Legacy CIFC assumed in its acquisition of CypressTree related to required payments to the prior sellers of CypressTree and the broker of that sale. These contingent liabilities are based on a fixed percentage of certain investment advisory fees from the CypressTree CLOs. These fixed percentages vary by CLO and have a minimum fixed percentage of 55%. These contingent liability valuations were based on discounted cash flow projections of future investment advisory fees earned on the CLOs managed by CypressTree. These contingent liabilities and the contingent deferred payment liabilities for the Merger are remeasured at fair value at each reporting date and recorded within contingent liabilities at fair value on the consolidated balance sheets. See Note 10 for additional disclosures regarding our contingent liabilities.

Goodwill of $56.6 million is the excess of the total purchase consideration over the identifiable tangible and intangible assets acquired in the Merger. Goodwill relates to (i) the additional strategic opportunities that we believe will be available to us as a result of our increased scale, improved financial condition, an experienced management team and the addition of the CIFCAM CLO fund family, which has market leading performance in the U.S. managed CLO segment, (ii) the expected launch of new CLOs and other investment products based on our corporate credit expertise and (iii) the expected cost synergies from the Merger.

The Merger with Legacy CIFC was a nontaxable business combination. Consequently, the future amortization expense related to approximately $37.7 million of the identifiable intangible assets associated with the CLOs managed by CIFCAM will not be deductible for income tax purposes. In accordance with GAAP applicable to nontaxable business combinations, on the Merger Closing Date we recorded a deferred tax liability of approximately $17.2 million for the future amortization of these intangible assets. Other taxable or deductible temporary differences related primarily to Legacy CIFC’s net operating loss carryforwards and its acquisition of CypressTree resulted in a Merger Closing Date net deferred tax asset of approximately $11.3 million. The net deferred tax liability from all of these temporary differences was $5.9 million and this amount was added to goodwill.

We expensed Merger-related costs (other than those related to stock issuance) as incurred. For the three and six months ended June 30, 2011, we incurred costs related to the Merger of $1.7 million and $3.2 million, respectively, offset by reclassifications to additional paid-in capital for stock issuance costs of $1.8 million for a net benefit of $0.1 million for the three months ended June 30, 2011 and a net expense of $1.4 million for the six months ended June 30, 2011, recorded within strategic transactions expenses in the condensed consolidated statements of operations.

We finalized our accounting for the Merger during the fourth quarter of 2011.

5.             FAIR VALUE OF FINANCIAL INSTRUMENTS

Assets and liabilities measured at fair value on a recurring basis

The following tables present the financial instruments carried at fair value on a recurring basis, by class and by level within the ASC Topic 820 valuation hierarchy:

	June 30, 2012
	Level 1	Level 2	Level 3	Estimated Fair Value
	(In thousands)
Assets
Investments and derivative assets of Consolidated Variable Interest Entities
Loans	$—	$7,373,896	$4,371	$7,378,267
Corporate bonds	—	—	107,912	107,912
Other	—	—	72,644	72,644
Derivative assets	—	—	56	56
Total investments and derivative assets of Consolidated Variable Interest Entities	—	7,373,896	184,983	7,558,879
Total Assets	$—	$7,373,896	$184,983	$7,558,879

Liabilities
Contingent liabilities at fair value	$—	$—	$31,796	$31,796
Liabilities at fair value of Consolidated Variable Interest Entities
Long-term debt	—	—	7,894,238	7,894,238
Total liabilities of Consolidated Variable Interest Entities	—	—	7,894,238	7,894,238
Total Liabilities	$—	$—	$7,926,034	$7,926,034

	December 31, 2011
	Level 1	Level 2	Level 3	Estimated Fair Value
	(In thousands)
Assets
Investments and derivative assets of Consolidated Variable Interest Entities
Loans	$—	$7,327,141	$19,729	$7,346,870
Corporate bonds	—	—	154,096	154,096
Other	—	—	47,806	47,806
Derivative assets	—	—	5,281	5,281
Total investments and derivative assets of Consolidated Variable Interest Entities	—	7,327,141	226,912	7,554,053
Total Assets	$—	$7,327,141	$226,912	$7,554,053

Liabilities
Contingent liabilities at fair value	$—	$—	$39,279	$39,279
Liabilities at fair value of Consolidated Variable Interest Entities
Derivative liabilities	—	6,252	—	6,252
Long-term debt	—	—	7,559,568	7,559,568
Total liabilities of Consolidated Variable Interest Entities	—	6,252	7,559,568	7,565,820
Total Liabilities	$—	$6,252	$7,598,847	$7,605,099

Changes in Level 3 recurring fair value measurements

The following tables summarize by class the changes in financial assets and liabilities measured at fair value classified within Level 3 of the valuation hierarchy. Net realized and unrealized gains (losses) for Level 3 financial assets and liabilities measured at fair value are included within net gain (loss) on investments, loans, derivatives and liabilities and net gain (loss) from activities of Consolidated Variable Interest Entities in the condensed consolidated statements of operations.

	Level 3 Financial Assets at Fair Value
	Three months ended June 30, 2012						Six months ended June 30, 2012
	Investment and Derivative Assets of Consolidated Variable Interest Entities						Investment and Derivative Assets of Consolidated Variable Interest Entities
	Loans		Corporate Bonds	Other	Derivative Assets	Total	Loans		Corporate Bonds		Other		Derivative Assets	Total
	(In thousands)
Estimated fair value, beginning of period	$433		$111,440	$93,526	$66	$205,465	$19,729		$154,096		$47,806		$5,281	$226,912
Transfers into Level 3	3,981	(1)	—	—	—	3,981	4,058	(1)	—		—		—	4,058
Transfers out of Level 3	—		—	—	—	—	(5,453)	(2)	—		—		—	(5,453)
Transfers out due to deconsolidation	—		—	—	—	—	—		(5,708)	(3)	—		—	(5,708)
Transfers between classes	—		—	—	—	—	—		(33,290)	(4)	33,290	(4)	—	—
Net realized/unrealized gains (losses)	(281)		2,618	(8,243)	(6)	(5,912)	1,333		5,530		1,964		(5,221)	3,606
Purchases	251		—	2,325	—	2,576	251		—		7,255		—	7,506
Sales	—		(5,622)	(9,268)	(4)	(14,894)	(1,430)		(11,553)		(9,813)		(4)	(22,800)
Settlements	(13)		(524)	(5,696)	—	(6,233)	(14,117)		(1,163)		(7,858)		—	(23,138)
Estimated fair value, end of period	$4,371		$107,912	$72,644	$56	$184,983	$4,371		$107,912		$72,644		$56	$184,983

Change in unrealized gains (losses) for the period for the assets held as of the end of the period	$(182)		$2,620	$(8,315)	$(3)	$(5,880)	$(263)		$5,042		$(2,139)		$(5)	$2,635

	Level 3 Financial Assets at Fair Value
	Three months ended June 30, 2011								Six months ended June 30, 2011
		Investment and Derivative Assets of Consolidated Variable Interest Entities								Investment and Derivative Assets of Consolidated Variable Interest Entities
	Investments at fair value	Loans		Corporate Bonds	Other		Derivative Assets	Total	Investments at fair value	Loans		Corporate Bonds	Other		Derivative Assets	Total
	(In thousands)
Estimated fair value, beginning of period	$2,373	$18,438		$10,627	$2,866		$305	$34,609	$2,429	$31,476		$14,032	$23,103		$259	$71,299
Net transfers in (out) of Level 3	—	(8,621)	(5)	—	(1,332)	(6)	—	(9,953)	—	(20,123)	(5)	—	(1,332)	(6)	—	(21,455)
Transfer in due to consolidation or acquisition	—	1,160		239	12,830		276	14,505	—	1,160		239	12,830		276	14,505
Net realized/unrealized gains (losses)	(28)	1,566		470	(414)		(100)	1,494	(29)	1,904		993	1,097		(54)	3,911
Purchases	—	1,119		—	—		—	1,119	—	3,482		—	—		—	3,482
Sales	(2,140)	—		—	(2)		—	(2,142)	(2,140)	—		—	(21,750)		—	(23,890)
Issuances	—	—		—	—		—	—	—	—		—	—		—	—
Settlements	(205)	(5,275)		—	—		—	(5,480)	(260)	(9,512)		(3,928)	—		—	(13,700)
Estimated fair value, end of period	$—	$8,387		$11,336	$13,948		$481	$34,152	$—	$8,387		$11,336	$13,948		$481	$34,152

(1)                                  The transfers into Level 3 represent loans valued by an internally developed model utilizing unobservable market inputs as of June 30, 2012 which were previously valued by the comparable companies pricing model or a third-party pricing service.

(2)                                  The transfers out of Level 3 represent loans valued by the comparable companies pricing model as of June 30, 2012, which were previously valued by an internally developed model utilizing unobservable market inputs.

(3)                                 The transfers out due to deconsolidation represent corporate bonds held in the DFR MM CLO.

(4)                                  The transfers between classes represent investments in CLOs and CDOs classified as corporate bonds as of December 31, 2011.

(5)                                  The transfers out of Level 3 represent loans valued by the comparable companies pricing model or a third-party pricing service as of June 30, 2011 which were previously valued via a single broker quote or an internally developed model utilizing unobservable market inputs.  These transfers out of Level 3 were partially offset by loans valued via an internally developed model utilizing unobservable market inputs as of June 30, 2011 which were previously valued using the comparable companies pricing model.

(6)                                  The transfers out of Level 3 represent certain investments valued via a third-party pricing service as of June 30, 2011 which were previously valued via an internally developed model utilizing unobservable market inputs.

	Level 3 Financial Liabilities at Fair Value
	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
	Contingent Liabilities at Fair Value	Long-term Debt of Consolidated Variable Interest Entities	Total	Contingent Liabilities at Fair Value	Long-term Debt of Consolidated Variable Interest Entities	Total
	(In thousands)
Estimated fair value, beginning of period	$36,432	$8,057,635	$8,094,067	$39,279	$7,559,568	$7,598,847
Transfers into Level 3	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—
Net realized/unrealized (gains) losses	964	47,354	48,318	3,341	249,372	252,713
Purchases	—	25,200	25,200	—	62,800	62,800
Sales	—	—	—	—	(5,000)	(5,000)
Issuances	—	—	—	—	377,377	377,377
Settlements	(5,600)	(235,951)	(241,551)	(10,824)	(349,879)	(360,703)
Estimated fair value, end of period	$31,796	$7,894,238	$7,926,034	$31,796	$7,894,238	$7,926,034

Change in unrealized gains (losses) for the period for the liabilities held as of the end of the period	$4,012	$(12,163)	$(8,151)	$5,611	$135,236	$140,847

	Level 3 Financial Liabilities at Fair Value
	Three Months Ended June 30, 2011					Six Months Ended June 30, 2011
	Derivative Liabilities	Contingent Liabilities at Fair Value		Long-term Debt of Consolidated Variable Interest Entities	Total	Derivative Liabilities	Contingent Liabilities at Fair Value		Long-term Debt of Consolidated Variable Interest Entities	Total
	(In thousands)
Estimated fair value, beginning of period	$9,903	$—		$224,279	$234,182	$11,155	$—		$202,844	$213,999
Net transfers in (out) of Level 3	—	(937)	(1)	—	(937)	—	(937)	(1)	—	(937)
Transfer in due to consolidation or acquisition	—	—		265,032	265,032	—	—		265,032	265,032
Net realized/unrealized (gains) losses	17	2,901		(6,199)	(3,281)	(1,235)	2,901		15,236	16,902
Purchases	—	40,171	(2)	—	40,171	—	40,171	(2)	—	40,171
Sales	—	—		—	—	—	—		—	—
Issuances	—	—		—	—	—	—		—	—
Settlements	—	(1,131)		—	(1,131)	—	(1,131)		—	(1,131)
Estimated fair value, end of period	$9,920	$41,004		$483,112	$534,036	$9,920	$41,004		$483,112	$534,036

(1)                                  The transfers out of Level 3 represent transfers from contingent liabilities to accrued and other liabilities on the condensed consolidated balance sheet as they have not yet been paid, but all contingencies have been removed.

(2)                                  Represents the contingent deferred payments which were a component of the Merger consideration and contingent liabilities assumed in the Merger as described in further detail in Note 10.

Quantitative Information about Level 3 Assets & Liabilities

ASC Topic 820, as amended by ASU 2011-04, requires disclosure of quantitative information about the significant unobservable inputs used in the valuation of assets and liabilities classified as Level 3 within the fair value hierarchy.  Disclosure of this information is not required in circumstances where a valuation (unadjusted) is obtained from a third-party pricing service and the information regarding the unobservable inputs is not reasonably available to us.  As such, the disclosure provided below provides quantitative information only about the significant unobservable inputs used in the valuation of our contingent liabilities and the long-term debt of our Consolidated CLOs as of June 30, 2012.

The valuation of both our contingent liabilities and the long-term debt of the Consolidated CLOs begins with a model of projected cash flows for the relevant CLO.  In addition to the structure of each of the CLOs (as provided in the indenture for each CLO), the following table provides quantitative information about the significant unobservable inputs utilized in this projection as of June 30, 2012.  Significant increases in any of the significant unobservable inputs, in isolation, will generally have an increase or decrease correlation with the fair value measurement of contingent liabilities and the long-term debt of the Consolidated CLOs, as shown in the table.

Significant Unobservable Input	Range	Impact of Increase in Input on Fair Value Measurement (2)

Default rate (1)	0-3%	Decrease
Recovery rate (1)	70-75%	Increase
Pre-payment rate (1)	20-30%	Decrease
Reinvestment spread above LIBOR	3-4%	Increase
Reinvestment price	99.50	Increase

(1)                                  Generally an increase in the default rate would be accompanied by a directionally opposite change in assumption for the recovery and pre-payment rates.

(2)                                  Conversely, the impact of a decrease in input would have the opposite impact to the fair value as that presented in the table.

The valuation of the contingent liabilities as of June 30, 2012 discounts the investment advisory fees subject to fee-sharing arrangements provided from the projected cash flow model (described above) at discount rates ranging from 6% to 15%.  The discount rate varies by type of investment advisory fee (senior management fee, subordinated management fee, or incentive fee), the priority of that investment advisory fee in the waterfall of the CLO and the relative risk associated with the respective investment advisory fee cash flow projections. Increases (decreases) in the discount rates in isolation would result in a lower (higher) fair value measurement.

The valuation of the long-term debt of the Consolidated CLOs as of June 30, 2012 discounts the cash flows to each tranche of debt and subordinated notes provided from the projected cash flow model (described above) at discount rates ranging from 1.5% to 11.3% above LIBOR for the debt tranches and discount rates ranging from 15% to 20% for the subordinated notes tranches.  The discount rate varies by the original credit rating of each tranche of debt or year of issuance for the subordinated notes. Increases (decreases) in the discount rates in isolation would result in a lower (higher) fair value measurement.

Assets measured at fair value on a nonrecurring basis

Certain assets are measured at fair value on a nonrecurring basis, meaning that the instruments are measured at fair value only in certain circumstances (for example, when held at the lower of cost or fair value). As of June 30, 2012, there were no assets or liabilities measured at fair value on a nonrecurring basis.  The following table presents the financial instruments measured at fair value on a nonrecurring basis, by caption in the condensed consolidated balance sheets and by level within the ASC Topic 820 valuation hierarchy as of December 31, 2011:

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

Carrying Value and Estimated Fair Value of Financial Assets and Liabilities

The carrying amounts and estimated fair values of our financial assets and liabilities for which the disclosure of fair values is required, were as follows:

	As of June 30, 2012		As of December 31, 2011
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(In thousands)
Financial assets:
Cash and cash equivalents (1)	$80,964	$80,964	$35,973	$35,973
Restricted cash and cash equivalents (1)	1,731	1,731	2,229	2,229
Financial assets of Consolidated Variable Interest Entities:
Restricted cash and cash equivalents (1)	470,291	470,291	512,495	512,495
Investments and derivative assets at fair value	7,558,879	7,558,879	7,554,053	7,554,053
Loans held for sale (2)	—	—	99,595	99,595

Financial liabilities:
Deferred purchase payments (3)	5,998	5,998	8,221	8,221
Contingent liabilities at fair value	31,796	31,796	39,279	39,279
Long-term debt:
Convertible Notes (4)	17,826	30,455	17,455	24,743
Junior Subordinated Notes (5)	120,000	43,635	120,000	40,302
Financial liabilities of Consolidated Variable Interest Entities:
Derivative liabilities	—	—	6,252	6,252
Long-term debt:
DFR MM CLO (6)	—	—	93,269	86,955
Consolidated CLOs	7,894,238	7,894,238	7,559,568	7,559,568

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

(5)                                  Junior Subordinated Notes includes both our March and October Junior Subordinated Notes (defined in Note 11). The estimated fair values of our Junior Subordinated Notes were determined using an internally developed discounted cash flow model which utilizes significant unobservable inputs, including yield and forward LIBOR curve assumptions.  This methodology is classified as Level 3 within the fair value hierarchy.

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

6.             LOANS AND LOANS HELD FOR SALE

We historically held investments in loans which were not included within the Consolidated CLOs and for which the fair value option was not elected. During the periods presented, these loans were primarily held within the DFR MM CLO.  The loans held within the DFR MM CLO were classified as loans held for investment (carried at cost, less allowance for loan losses) until

September 30, 2011, when all of the loans within DFR MM CLO were reclassified to loans held for sale (carried at lower of cost or fair value) since, as of such date, we no longer intended to hold the loans within the DFR MM CLO to maturity.  As of December 31, 2011, loans held for sale had a carrying value of $99.6 million and was comprised solely of loans held within the DFR MM CLO. The December 31, 2011 carrying value of the loans held for sale within DFR MM CLO was reduced to $12.0 million below its lower of cost or estimated fair value carrying amounts in order to reflect our consolidated net equity position for DFR MM CLO at the net amount expected to be realized upon the sale of our investments in and our rights to manage the DFR MM CLO. On February 7, 2012, we sold our investments in and rights to manage the DFR MM CLO for $36.5 million and deconsolidated the DFR MM CLO.  As of June 30, 2012 we no longer have any loans held for investment or loans held for sale.

For the three and six months ended June 30, 2012 we recorded net losses of zero and $0.7 million, respectively, on loans held for sale within net gain (loss) from activities of Consolidated Variable Interest Entities on the condensed consolidated statements of operations.  For the three and six months ended June 30, 2011 we recorded net gains of $0.7 million and $1.3 million, respectively, on loans held for sale and loans held for investment within net gain (loss) from activities of Consolidated Variable Interest Entities on the condensed consolidated statements of operations. In addition, during the three and six months ended June 30, 2011,we recorded provisions for loan losses of $5.2 million and $7.9 million, respectively, within net gain (loss) from) from activities of Consolidated Variable Interest Entities on the condensed consolidated statements of operations related to loans held within the DFR MM CLO which were classified as loans held for investment.

7.                                      DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The following table is a summary of our derivative instruments:

	Number of	Notional
	Contracts	Amount	Assets	Liabilities	Net Fair Value
		(In thousands)
June 30, 2012:

Warrants	2	n/a	$—	$—	$—
Total derivatives	2	$—	$—	$—	$—

Derivatives of Consolidated Variable Interest Entities:
Warrants	9	n/a	$56	$—	$56
Total derivatives of Consolidated Variable Interest Entities	9	$—	$56	$—	$56

December 31, 2011:

Warrants	2	n/a	$—	$—	$—
Total derivatives	2	$—	$—	$—	$—

Derivatives of Consolidated Variable Interest Entities:
Warrants	11	n/a	$67	$—	$67
Total return swap	1	$218,925	—	(650)	(650)
Unfunded debt commitments	6	99,967	5,214	—	5,214
Unfunded loan commitments	16	83,281	—	(5,602)	(5,602)
Total derivatives of Consolidated Variable Interest Entities	34	$402,173	$5,281	$(6,252)	$(971)

n/a—not applicable

The following table is a summary of the net gain (loss) on derivatives included in net gain (loss) on investments, loans, derivatives and liabilities in the condensed consolidated statements of operations:

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
	(In thousands)
Embedded Derivative	$—	$(18)	—	1,235
Net gain (loss) on derivatives	$—	$(18)	$—	$1,235

The following table is a summary of the net gain (loss) on derivatives included in net gain (loss) from activities of Consolidated Variable Interest Entities in the condensed consolidated statements of operations:

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
	(In thousands)
Interest rate swaps	$—	$(17)	$—	$(31)
Warrants	(10)	(99)	(11)	(53)
Total return swap	—	558	1,414	558
Unfunded debt commitments	—	(2,515)	5,400	(2,515)
Unfunded loan commitments	—	(107)	(5,214)	(107)
Net gain (loss) on derivatives	$(10)	$(2,180)	$1,589	$(2,148)

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

8.                                      NET GAIN (LOSS) ON INVESTMENTS, LOANS, DERIVATIVES AND LIABILITIES AND NET GAIN (LOSS) FROM ACTIVITIES OF CONSOLIDATED VARIABLE INTEREST ENTITIES

The following table is a summary of the components of our net gain (loss) on investments, loans, derivatives and liabilities:

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
	(In thousands)

Net gain (loss) on investments at fair value	$143	$1,646	$143	$2,207
Net gain (loss) on liabilities at fair value	(964)	(2,901)	(3,341)	(2,901)
Net gain (loss) on loans	—	(2)	—	(34)
Net gain (loss) on derivatives	—	(18)	—	1,235
Net gain (loss) on investments, loans, derivatives and liabilities	$(821)	$(1,275)	$(3,198)	$507

The following table is a summary of the components of our net gain (loss) from activities of Consolidated Variable Interest Entities:

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
	(In thousands)

Investment and interest income	$100,366	$80,809	$196,448	$130,168
Interest expense	23,042	16,220	46,611	25,253
Net investment and interest income	77,324	64,589	149,837	104,915
Provision for loan losses	—	5,231	—	7,864
Net investment and interest income after provision for loan losses	77,324	59,358	149,837	97,051

Net gain (loss) on investments at fair value	(10,872)	(49,657)	158,324	(4,214)
Net gain (loss) on liabilities at fair value	(47,354)	(92,315)	(249,372)	(183,523)
Net gain (loss) on loans	—	747	(727)	1,326
Net gain (loss) on derivatives	(10)	(2,180)	1,589	(2,148)
Dividend and other income gain (loss)	—	(18)	—	(1)

Net gain (loss) from activities of Consolidated Variable Interest Entities	$19,088	$(84,065)	$59,651	$(91,509)

9.                                      INTANGIBLE ASSETS

Intangible assets consisted of the following:

	Weighted-Average
	Remaining Estimated	Gross Carrying	Accumulated	Net Carrying
	Useful Life	Amount (1)	Amortization	Amount
	(In years)	(In thousands)
June 30, 2012:
Investment management contracts	6.0	$72,387	$30,921	$41,466
Technology	0.0	7,706	7,706	—
Non-compete agreements	5.5	1,535	340	1,195
Trade name	8.8	1,250	156	1,094
Total intangible assets		$82,878	$39,123	$43,755

December 31, 2011:
Investment management contracts	6.2	$76,748	$25,362	$51,386
Technology	0.5	7,706	5,991	1,715
Non-compete agreements	6.0	2,065	748	1,317
Trade name	9.3	1,250	94	1,156
Total intangible assets		$87,769	$32,195	$55,574

(1)                                  Gross carrying amounts exclude any amounts related to assets impaired as of the date presented.

During the three and six months ended June 30, 2012, we recorded amortization of intangible assets of $4.6 million and $9.4 million, respectively. During the three and six months ended June 30, 2011, we recorded amortization of intangible assets of $4.7 million and $6.4 million, respectively.

The following table presents expected amortization expense of the existing intangible assets:

(In thousands)
Remainder of 2012	$7,269
2013	12,848
2014	9,223
2015	5,999
2016	3,513
2017	1,920
Thereafter	2,983
$43,755

On January 27, 2012, we completed the sale of our rights to manage Gillespie CLO PLC (“Gillespie”), a European CLO which had been managed by DCM. The sale price was comprised of a $7.1 million payment on the closing date and contingent payments of up to approximately $1.1 million. We recorded a net gain on the sale of Gillespie of $5.8 million within the condensed consolidated statements of operations for the six months ended June 30, 2012.  This gain was net of write-offs of $0.7 million for the intangible asset associated with the Gillespie management contract and $0.6 million of receivables from Gillespie.

During June 2012, we received notice that a holder of the majority of the subordinated notes of Primus CLO I, Ltd. (“Primus I”) exercised their rights to call the CLO for redemption. As a result of the call and pending redemption of Primus I, during the three months ended June 30, 2012, we recorded a $1.8 million charge to fully impair the intangible asset associated with the Primus I management contract.

10.                               CONTINGENT LIABILITIES AT FAIR VALUE

Our contingent liabilities are comprised of contingent deferred payments which were a component of the Merger consideration and contingent liabilities assumed in the Merger as described in Note 4.  These contingent liabilities are remeasured at fair value (as described in Note 2) at each reporting date and recorded within contingent liabilities at fair value on the condensed consolidated balance sheets. The estimated fair value of the contingent liabilities are as follows:

	Estimated Fair Value
	June 30, 2012	December 31, 2011
	(In thousands)

Contingent liabilities assumed	$5,688	$16,418
Contingent deferred payments for the Merger	26,108	22,861
Total contingent liabilities	$31,796	$39,279

The following table presents the changes in fair value of contingent liabilities recorded within net gain (loss) on investments, loans, derivatives and liabilities on the condensed consolidated statements of operations:

	For the three months ended June 30,			For the six months ended June 30,
	2012		2011	2012		2011
	(In thousands)

Contingent liabilities assumed	$2,506	(1)	$(200)	$2,239	(1)	$(200)
Contingent deferred payments for the Merger	(3,470)		(2,701)	(5,580)		(2,701)
Total net gain (loss) on contingent liabilities	$(964)		$(2,901)	$(3,341)		$(2,901)

(1)                                  Includes a $2.5 million gain to revalue the contingent liabilities associated with Primus I to zero as a result of the call for redemption of the CLO during June 2012.  See Note 9 for additional information.

During the three and six months ended June 30, 2012, we made payments of $4.2 million and $8.5 million, respectively, related to the contingent liabilities assumed in the Merger.  These payments during the three and six months ended June 30, 2012, included $3.0 million and $5.9 million, respectively, of one-time earn out payments for three of the CypressTree management contracts which will reduce the required payments going forward related to such management contracts.

During the three and six months ended June 30, 2012, we made payments of $1.4 million and $2.3 million, respectively, related to the contingent deferred payments for the Merger.  As of June 30, 2012 and December 31, 2011, the remaining payments under item (v) as described in Note 4 were $9.8 million and $12.1 million, respectively.

11.                               LONG-TERM DEBT

Recourse debt refers to debt where the lenders have recourse to our unencumbered assets to satisfy our obligations under such debt. All of the debt of the Consolidated Variable Interest Entities is non-recourse debt. Non-recourse debt refers to debt where the lenders have recourse only to specific assets pledged as collateral to the lenders.

The following table summarizes our long-term debt:

		Current
	Carrying	Weighted Average	Weighted Average
	Value	Borrowing Rate	Remaining Maturity
	(In thousands)		(In years)
June 30, 2012:
Recourse Debt:
March Junior Subordinated Notes (1)	$95,000	1.00%	23.3
October Junior Subordinated Notes (2)	25,000	3.97%	23.3
Convertible Notes (3)	17,826	9.00%	5.4
Total Recourse Debt	137,826	2.57%	21.0
Consolidated Variable Interest Entities Debt:
Consolidated CLOs (4)	7,894,238	1.12%	7.6
Total long-term debt	$8,032,064	1.14%	7.8

December 31, 2011:
Recourse Debt:
March Junior Subordinated Notes (1)	$95,000	1.00%	23.9
October Junior Subordinated Notes (2)	25,000	3.93%	23.9
Convertible Notes (3)	17,455	8.00%	6.0
Total Recourse Debt	137,455	2.42%	21.6
Consolidated Variable Interest Entities Debt:
DFR MM CLO (5)	93,269	1.68%	7.6
Consolidated CLOs (4)	7,559,568	1.01%	7.3
Total Consolidated Variable Interest Entities Debt	7,652,837	1.02%	7.3
Total long-term debt	$7,790,292	1.04%	7.5

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

(3)                                  The Convertible Notes principal outstanding of $25.0 million is presented net of a $7.2 million discount as of June 30, 2012 and a $7.5 million discount as of December 31, 2011. The Convertible Notes currently pay interest at the 9.00% stated rate; however, including the discount, the effective rate of interest is 18.14%. The Convertible Notes will mature on December 9, 2017.

(4)                                  Long-term debt of the Consolidated CLOs is recorded at fair value. This includes the fair value of the subordinated notes issued by the Consolidated CLOs. However, the subordinated notes do not have a stated interest rate and are therefore excluded from the calculation of the weighted average borrowing rate. The par value of the Consolidated CLOs long-term debt (including subordinated notes) was $8.6 billion and $8.9 billion as of June 30, 2012 and December 31, 2011, respectively.

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

During the three months ended June 30, 2012, the Consolidated CLOs made net borrowings under revolving credit facilities of $25.2 million, paid down $179.7 million of their outstanding debt and distributed $56.3 million to the holders of their subordinated notes. During the six months ended June 30, 2012, the Consolidated CLOs issued $377.4 million of debt, made net borrowings under revolving credit facilities of $57.8 million, paid down $242.1 million of their outstanding debt and distributed $107.8 million to the holders of their subordinated notes.  The carrying value of the assets of the Consolidated CLOs, which are the only assets to which the Consolidated CLO debt holders have recourse for repayment was $8.4 billion and $8.0 billion as of June 30, 2012 and December 31, 2011, respectively.

12.                               EQUITY

Common Stock

Shares of common stock outstanding totaled 19,832,405 and 20,255,430 as of June 30, 2012 and December 31, 2011, respectively.  In addition, the Convertible Notes are convertible into 4,132,231 shares (the “Conversion Shares”) of common stock (as such amount may be adjusted in certain events or increased in connection with the payment of in-kind interest at an initial conversion price of $6.05 per share, subject to adjustment).

During the three months ended June 30, 2012, we granted and issued 20,922 shares of common stock comprised of 6,974 shares of common stock to each of the three independent directors of our board of directors (our “Board”) as a component of their compensation. These grants were fully vested and were expensed based on the $7.17 price of our common stock on the grant date.  We recorded $0.2 million in expense within other general and administrative expenses on the condensed consolidated statements of operations during the three and six months ended June 30, 2012 related to these grants.  In addition, during the three and six months ended June 30, 2012, we issued 67,328 shares to settle restricted stock unit grants and repurchased 511,275 shares of our common stock, both as described in further detail below.

Share Repurchase Program

On March 29, 2012, we announced that our Board approved a $10.0 million share repurchase program. During the three months ended June 30, 2012, we repurchased 511,275 shares in open-market transactions for an aggregate cost of $3.3 million (including transaction costs) with an average price per share of $6.50.  As of June 30, 2012 we were authorized to repurchase up to an additional $6.7 million of our common stock. The repurchased shares are reflected within treasury stock on the condensed consolidated balance sheets. Subsequent to June 30, 2012, our Board has authorized the retirement of the above shares repurchased.

Stock Options

We issue stock-based awards to certain of our employees and recognize related stock-based compensation for these equity awards in our condensed consolidated financial statements. These awards are issued pursuant to the CIFC Corp. 2011 Stock Option and Incentive Plan (the “2011 Stock Plan”).  On May 29, 2012, our stockholders approved an amendment to the 2011 Stock Plan to increase the aggregate number of shares authorized for issuance under the 2011 Stock Plan by 1,650,000 to 4,181,929.

Stock-based compensation for equity-classified awards is measured at the date of grant, based on an estimate of the fair value of the award and is generally expensed over the vesting period of the grant. During the three and six months ended June 30, 2012 we recorded stock-based compensation expense of $0.6 million and $0.8 million, respectively, on the condensed consolidated statements of operations within compensation and benefits. During the three and six months ended June 30, 2011 we recorded stock-based compensation expense of $39,000 on the condensed consolidated statements of operations within compensation and benefits. As of June 30, 2012, there was $8.3 million of estimated unrecognized compensation expense related to unvested awards, net of estimated forfeitures. This cost is expected to be recognized over a weighted average vesting period of 3.4 years.

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

In addition to the exercise and grant date prices of these awards, we utilized certain weighted average assumptions to estimate the initial fair value of stock-based awards. Weighted average assumptions related to our stock-based awards (by period issued) are listed in the table below:

	Three months ended June 30,		Six months ended June 30,
	2012 (1)	2011	2012	2011
Expected dividend yield	N/A	—	—	—
Expected volatility	N/A	47.89%	50.52%	47.89%
Risk-free interest rate	N/A	2.00%	1.27%	2.00%
Expected life (years)	N/A	6.11	6.09	6.11

(1)                                  We did not issue stock-based awards during the three months ended June 30, 2012.

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

The following table summarizes certain 2011 Stock Plan activity during the six months ended June 30, 2012:

	Number of Shares Underlying Stock-Based Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding as of January 1, 2012	1,550,000	$7.20
Granted (1)	2,208,251	$5.04
Expired/canceled (2)	(260,000)	$7.25
Exercised	—	—
Outstanding at March 31, 2012	3,498,251	$5.83
Granted (1)	—	—
Expired/canceled (2)	(124,688)	$6.29
Exercised	—	—
Outstanding at June 30, 2012	3,373,563	$5.82	3.39	$5,236
Exercisable at June 30, 2012	267,750	$7.25	2.96	$32
Vested and Expected to vest at June 30, 2012	3,036,207	$5.82	3.39	$4,713

(1)                                  On March 21, 2012 we proposed an amendment to 2011 Stock Plan to increase the aggregate number of shares authorized for issuance under the Plan by 1,650,000. The amendment received shareholder approval on May 29, 2012. Approximately 950,000 of the stock-based awards granted during the six months ended June 30, 2012 were contingent upon such approval.

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

The following table summarizes our restricted stock units activity:

	2012	2011
Restricted stock units outstanding as of January 1	170,688	397,052
Settled (1)	—	(248,069)
Restricted stock units outstanding as of March 31	170,688	148,983
Granted	—	21,705
Settled (1)	(67,328)	—
Restricted stock units outstanding as of June 30	103,360	170,688

(1)                                  Settled represents the gross number of restricted stock units settled during the period.  Restricted stock units are settled with the issuance of common stock to the restricted stock unit holder.  During the three months ended June 30, 2012, we issued 60,095 shares of common stock to settle restricted stock grants from 2009 and 7,233 shares of common stock to settle the first 1/3 annual installment of the restricted stock units granted in 2011.  During the three months ended March 31, 2011, we issued 163,709 shares of common stock to settle the restricted stock unit grants from 2008, which were net of 84,360 shares of common stock withheld to satisfy income tax withholding obligations of certain of the recipients.

During the three and six months ended June 30, 2012, we did not grant any restricted stock units.  During the three months ended June 30, 2011, we granted 7,235 restricted stock units to each of the three independent directors of our Board as a component of their compensation. These grants are fully vested, settle 1/3 annually over three years on the anniversary of the grant date and were fully expensed upon grant based on the $6.22 price of our common stock on the grant date.  We recorded $0.1 million in expense within other general and administrative expenses on the condensed consolidated statements of operations during the three months ended June 30, 2011.

The restricted stock units outstanding as of June 30, 2012 are all fully vested and are comprised of the 14,472 remaining unsettled 2011 grants and the 88,888 remaining unsettled grants to certain members of our Board issued during 2010.  The 2010 grants settle three years from the date of the grant and were fully expensed upon grant based on the $4.50 price of our common stock on grant date.

Warrants

Warrants outstanding totaled 225,000 and 250,000 as of June 30, 2012 and December 31, 2011, respectively.  These fully vested warrants were issued in connection with the restructuring of an investment product we formerly managed. The warrants give the holders the right to purchase shares of our common stock at an exercise price of $4.25 per share and expire on April 9, 2014.  During the three months ended June 30, 2012 we settled 25,000 of the then outstanding warrants for cash payment.  The decision to settle the warrants in cash, rather than shares was at our discretion.

Appropriated Retained Earnings (Deficit) of Consolidated Variable Interest Entities

Appropriated retained earnings (deficit) of Consolidated Variable Interest Entities initially represented the excess fair value of the Consolidated CLOs’ assets over the Consolidated CLOs’ liabilities at the date of the adoption of the amendments to ASC Topic 810. During 2011, we recorded an increase to appropriated retained earnings (deficit) of Consolidated Variable Interest Entities for the excess fair value of the Consolidated CLOs’ assets over the Consolidated CLOs’ liabilities at the Merger Closing Date for the CIFC CLOs of $285.0 million. Appropriated retained earnings (deficit) of Consolidated Variable Interest Entities is adjusted each period for the net income (loss) attributable to Consolidated CLOs.

13.                               EARNINGS (LOSS) PER SHARE

The following table presents the calculation of basic and diluted earnings (loss) per share:

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
	(In thousands, except per share data)

Net income (loss) attributable to CIFC Corp.	$(8,498)	$(5,005)	$(6,903)	$(4,163)

Weighted-average shares used in basic and diluted calculation	20,223	19,218	20,325	15,316

Earnings (loss) per share -
Basic	$(0.42)	$(0.26)	$(0.34)	$(0.27)
Diluted	$(0.42)	$(0.26)	$(0.34)	$(0.27)

For the three and six months ended June 30, 2012 and 2011, the Conversion Shares related to the Convertible Notes and the stock options and warrants outstanding during the respective periods were excluded from the calculation of diluted earnings (loss) per share because their effect was anti-dilutive under the if-converted method for the Conversion Shares and the treasury stock method for the stock options and warrants.  The weighted-average shares outstanding utilized in the calculation of basic and diluted earnings per share for the three and six months ended June 30, 2012 takes into account the repurchases of our common shares on the repurchase date. See the Note 12 for more information on the share repurchase program.

14.                               INCOME TAXES

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

For the three months ended June 30, 2012 and 2011, we recorded income tax expense of $6.2 million and income tax benefit of $3.6 million, respectively. For the six months ended June 30, 2012 and 2011, we recorded income tax expense of $4.5 million and income tax benefit of $1.1 million, respectively.  Our effective tax rate, excluding noncontrolling interests in consolidated entities, for the three months ended June 30, 2012 was (273%), compared to our effective tax rate for the three months ended June 30, 2011 of 42%.  Our effective tax rate, excluding noncontrolling interests in consolidated entities, for the six months ended June 30, 2012 was (187%), compared to our effective tax rate for the six months ended June 30, 2011 of 21%.  The difference between our statutory rate and our effective tax rate for the three and six months ended June 30, 2012 is primarily attributable to state income taxes and certain discrete and permanent items during the period, including fair value changes of certain contingent liabilities related to the Merger and the sale of our rights to manage Gillespie. We expect the tax rate for the full year 2012 to approximate (23)%, excluding discrete items. This difference between the statutory tax rate and our expected effective rate is primarily state income taxes and the result of permanent tax adjustments related to the Merger.

We have recorded net deferred tax assets of $57.2 million, net of a valuation allowance of $11.7 million, as of June 30, 2012 and net deferred tax assets of $57.8 million, net of a valuation allowance of $27.9 million as of December 31, 2011.  We have recorded deferred income taxes as of June 30, 2012 and December 31, 2011 in accordance with ASC Topic 740—Income Taxes (“ASC Topic 740”). We record deferred tax assets and liabilities for the future tax consequences attributable to differences between the carrying amounts of assets and liabilities and their respective income tax bases. As required by ASC Topic 740, we evaluate the likelihood of realizing tax benefits in future periods, which requires the recognition of a valuation allowance to reduce any deferred tax assets to an amount that is more likely than not to be realized. Under ASC Topic 740, we are required to identify and consider all available evidence, both positive and negative, in determining whether it is more likely than not that all or some portion of the deferred tax assets will not be realized. As of June 30, 2012 and December 31, 2011, our evaluation concluded that there was a need for a valuation allowance related to our ability to utilize net operating losses (“NOLs”) and net capital losses (“NCLs”) against income taxable in Illinois. Legislation enacted in 2011 suspends the utilization of NOLs in Illinois until 2014 and, coupled with our expected apportionment of future taxable income, it is now more likely than not that the state tax benefit of the loss carryforwards will not be realized in Illinois. Additionally, as a result of the sale of our investments in DFR MM CLO, as of December 31, 2011, an additional allowance was recorded related to the NCL’s derived from the pending sale.  Upon the closing of the sale, the deferred tax assets and associated valuation allowance were removed as they were deemed permanently impaired.

Prior to the acquisition of CNCIM, we had substantial federal NOLs and NCLs which were available to offset future taxable income or capital gains. The June 2010 issuance of the shares associated with the acquisition of CNCIM resulted in an ownership change as defined in Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Ownership Change”). As a result of the occurrence of the Ownership Change, our ability to use our NOLs, NCLs and certain recognized built-in losses to reduce our taxable income in future years is generally limited to an annual amount (the “Section 382 Limitation”) based primarily on a percentage of the fair market value of our common stock immediately prior to the Ownership Change, subject to certain adjustments. This annual amount is approximately $1.3 million. NOLs and NCLs that exceed the Section 382 Limitation in any year will continue to be allowed as carryforwards for the remainder of the carryforward period; however, if the carryforward period for any NOLs or NCLs expires before that loss is fully utilized, the unused portion will provide no future benefit. As of June 30, 2012, our combined loss carryforwards without regard to the Merger were approximately $30.9 million and will begin to expire in 2028.

The Merger resulted in an Ownership Change of Legacy CIFC thereby resulting in a Section 382 Limitation of approximately $9.5 million annually on our ability to utilize the Legacy CIFC NOLs to reduce taxable income. As of June 30, 2012, our combined federal NOL, NCL and built-in loss carryforwards related to Legacy CIFC were approximately $9.5 million.

For periods prior to our Ownership Change, the utilization of NOLs and NCLs resulted in no provision for federal or state income taxes. Because of our Ownership Change and Section 382 Limitation, we may no longer be able to offset all of our taxable income with our NOLs and NCLs; therefore, we may be required to pay current federal and state taxes on our current year net taxable income. We have no reserve for uncertain tax positions at any time in the three and six months ended June 30, 2012 or as of December 31, 2011.

15.                               RELATED PARTY TRANSACTIONS

DFR Holdings is considered a related party as a result of its ownership of 4,545,455 shares of our common stock, issued as part of the consideration for the acquisition of CNCIM. As such, the accrual and payment of interest on the Convertible Notes and on the deferred purchase payments are considered related party transactions. Fees paid to members of our Board prior to the Merger who are representatives of DFR Holdings totaled $7,300 and $46,000 for the three and six months ended June 30, 2011, respectively.  In addition, affiliates of DFR Holdings previously held investments in all four of the CLOs managed by CNCIM (the “CNCIM CLOs”) and as of June 30, 2012 and December 31, 2011, held investments in one and two of the CNCIM CLOs, respectively. We also have a management agreement in place with DFR Holdings to provide certain administrative and support services to DFR Holdings. We recorded receivables on the condensed consolidated balance sheets of $7,000 as of June 30, 2012 and December 31, 2011, related to this management agreement.  We recorded investment advisory fees related to this management agreement in the condensed consolidated statements of operations of $20,000 and $17,000 for the three months ended June 30, 2012 and 2011, respectively, and $40,000 and $17,000 for the six months ended June 30, 2012 and 2011, respectively.

CIFC Parent is considered a related party as a result its ownership of 9,090,909 shares of our common stock, issued as part of the consideration for the Merger. As such, the accrual and payment of the deferred purchase payments (including those classified as contingent liabilities) are considered related party transactions. In addition, as of June 30, 2012 and December 31, 2011 CIFC Parent either directly or indirectly holds investments in ten CLOs we manage, eight of which are Consolidated CLOs. We also have a management agreement in place with CIFC Parent to provide certain administrative and support services to CIFC Parent. We recorded liability for a prepayment of these fees of $33,000 and a receivable of $17,000 on the condensed consolidated balance sheets as of June 30, 2012 and December 31, 2011, respectively, related to this management agreement. We recorded investment advisory fees related to this management agreement in the condensed consolidated statements of operations of $50,000 and $40,000 for the three months ended June 30, 2012 and 2011, respectively, and $100,000 and $40,000 for the six months ended June 30, 2012 and 2011, respectively.

16.                               RESTRUCTURING CHARGES

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

In conjunction with the closure of our Rosemont, Illinois office, on March 16, 2012, we entered into a Lease Termination Agreement (the “Agreement”) with GLL US Office, LP (the “Landlord”) related to our lease of the 12th floor of 6250 North River Road, Rosemont, Illinois 60018. The effect of the Agreement was to terminate, as of March 31, 2012 upon satisfaction of the conditions set forth in the Agreement, the lease dated July 11, 2005, as amended on October 29, 2009, between the Landlord and CIFC Corp. (the “Rosemont Lease”). In order for the incoming tenant to assume a lease on off-market terms and to cover certain other expenses related to the termination of the Rosemont Lease, we paid to the Landlord, the incoming tenant and our broker aggregate fees equal to approximately $2.6 million, net of our $0.5 million security deposit that was returned by the Landlord.

The table below provides a rollforward of the accrued restructuring charges.

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012		2011
	(In thousands)
Accrued Restructuring Charges at beginning of period	$1,177	$—	$1,490		$—
Provision for Restructuring Charges	19	3,321	3,923	(1)	3,321
Payments for Restructuring Charges	(417)	(48)	(3,851)		(48)
Non-Cash Settlement of Restructuring Charges	—	—	(783)	(2)	—
Accrued Restructuring Charges at end of period	$779	$3,273	$779		$3,273

(1)                                  The increase to the provision during the six month ended June 30, 2012 is primarily composed of $3.1 million of lease termination fees and the loss on disposal of associated equipment and improvements of $1.4 million, partially offset by a $0.6 million reversal of deferred rent payments recorded in conjunction with the termination of the Rosemont Lease.

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

In addition, in connection with activities of one of our investment advisor subsidiaries that occurred prior to our acquisition of such investment advisor, we expect to make certain voluntary reimbursements and other payments to certain investors and CLOs currently or formerly managed by such investment advisor. As a result of a contractual arrangement we expect to be fully indemnified for these payments by the seller of such investment advisor and do not believe they will have a material adverse impact on our consolidated financial statements.

Lease Commitments

On September 16, 2011, we entered into a new lease agreement related to our corporate headquarters at 250 Park Avenue, New York (the “Lease”).  The Lease commenced on July 6, 2012 and has a term of 10 years and 6 months. The Lease replaced the prior lease for our corporate headquarters, which expired on July 20, 2012. The future minimum commitments under the Lease are as follows:

(In thousands)
Remainder of 2012	$402
2013	1,205
2014	1,607
2015	1,607
2016	1,607
Thereafter	10,296
$16,724

Other Commitments and Contingencies

We had unfunded investment commitments on loans within the Consolidated CLOs of $71.9 million and $83.3 million as of June 30, 2012 and December 31, 2011, respectively. The timing and amount of additional funding on these loans are at the discretion of the borrower, to the extent the borrower satisfies certain requirements and provides certain documentation.

18.                               SUBSEQUENT EVENTS

In connection with the preparation of the condensed consolidated financial statements in accordance with ASC Topic 855—Subsequent Events, we evaluated subsequent events after the balance sheet date of June 30, 2012.

In July 2012, we closed a CLO, CIFC Funding 2012-I, Ltd. (“CIFC CLO 2012-I”). We invested $9.0 million in the subordinated notes and we began earning investment advisory fees relating to CIFC CLO 2012-I upon the July closing.

On July 31, 2012, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) by and among the Company, CIFCAM, a wholly-owned subsidiary of the Company (“CIFC Adviser”), GECC and GE Capital Debt Advisors LLC, a wholly-owned subsidiary of General Electric Capital Corporation, (“GECC” or the “Seller”), for the purchase by CIFC Adviser of the Seller’s rights as collateral manager to four “Navigator” CLOs (with current AUM of approximately $700.0 million) under the related management agreements to which the Seller is a party (the “Navigator Management Agreements”) and the related transaction documents, and the assumption by CIFC Adviser of the Seller’s ongoing obligations under the Navigator Management Agreements and the related collateral administration agreements (the “GECC Transaction”).  As consideration for the GECC Transaction and the other agreements of GECC contemplated by the Asset Purchase Agreement, the Company will, on the initial closing date of the GECC Transaction (the “Closing Date”), (i) issue 1.0 million shares of common stock of the Company to GE Capital Equity Investments, Inc., a wholly-owned subsidiary of GECC (“GECEII”), and (ii) issue a warrant to purchase 2.0 million shares of a newly created class of non-voting preferred stock (the “Warrant”), to GECEII.  In addition, the Company will pay to the Seller up to $4.9 million in cash, subject to certain adjustments, which amount will be payable at the Closing Date and at one or more subsequent closings.

On the Closing Date, the Company and GECEII will enter into an investment agreement setting forth certain rights and obligations of GECEII as a stockholder of the Company, including a right of GECEII to designate a member of our Board so long as GECEII (together with its affiliates) owns at least 5% of the outstanding capital stock of the Company, calculated assuming the full conversion of all outstanding Convertible Notes into common stock and the full exercise of the Warrant.

In connection with the GECC Transaction, a commercial council comprised of senior members of both GECC and CIFC Corp. will be formed and meet regularly to assist in the exploration of business opportunities between the two groups, and to facilitate third party investment advisory referrals, and the Company will enter into a referral agreement, pursuant to which GECC will refer certain potential investment advisory clients to the Company.

The consummation of the GECC Transaction is subject to certain conditions, including obtaining certain of the consents required under the Navigator CLO management agreements and entering into each of the ancillary documents contemplated by the Asset Purchase Agreement.  The Closing Date is expected to occur in September 2012. For further detail regarding the GECC Transaction please see the 8-K filed with the SEC on August 1, 2012.

Other than those discussed above, there have been no significant subsequent events since June 30, 2012 that require adjustment to or additional disclosure in these condensed consolidated financial statements.

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

Overview

We are an asset manager organized as a Delaware corporation that manages approximately $12.8 billion of client assets as of June 30, 2012. We specialize in managing investment products which have corporate credit obligations, primarily senior secured corporate loans (“SSCLs”), as the primary underlying investments. Our core assets under management (“AUM”) are currently held almost exclusively in collateralized loan obligations (“CLOs” as further described below). Our AUM are comprised of approximately $10.1 billion of client assets we consider as our ongoing core business and $2.7 billion of client assets which are not considered part of our ongoing core business, consisting primarily of asset-backed securities (“ABS”) collateralized debt obligations (“CDOs” as further described below). We plan to close new SSCL based products, including CLOs and other fund products, subject to market conditions and other factors. We do not expect to close new ABS CDOs, and we do not consider managing ABS CDOs to be one of our core activities going forward. We earn investment advisory fees from managing investment products, and these investment advisory fees are the economic basis of our business. On April 13, 2011, we completed a merger (the “Merger”) with Commercial Industrial Finance Corp. (“Legacy CIFC”), an asset manager focused primarily on management of corporate credit investments for third party investors. Following the Merger, we have re-focused on our core asset management business and in a process that began in 2011 and most of which was completed during the first quarter of 2012, exited non-core activities and assets. We have and will continue to devote capital to initiate and support our asset management business.

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

Following the Merger, management re-focused on our core business as a fee-based corporate credit asset manager for third party investors. In a process that began in 2011 and most of which was completed during the first quarter of 2012, we exited non-core activities and assets, including the sales of (1) our residential mortgage-backed securities (“RMBS”) portfolio in 2011, (2) our rights to manage our sole European CLO, Gillespie CLO PLC (“Gillespie”), and (3) our investments in (and our rights to manage) the DFR Middle Market CLO Ltd. (“DFR MM CLO”). While the Gillespie management contract did relate to the core business, we do not have a presence in Europe at this time. Our investments in and rights to manage the DFR MM CLO likewise were related to our core expertise in corporate credit obligations, but management decided to sell these interests in the DFR MM CLO because (i) the DFR MM CLO did not generate contractual investment advisory fee revenues, (ii) the risk profile of the loans underlying our investment in DFR MM CLO were not deemed suitable, and (iii) it tied up a substantial amount of capital.

Primarily as a result of the transactions noted above, our cash position increased from $36.0 million at December 31, 2011 to $81.0 million as of June 30, 2012. As we focus on growing our core asset management business, we expect to utilize our cash to capitalize or seed new investment vehicles generating investment advisory fee revenues, including warehouses from time-to-time to facilitate closing new CLOs or other funds, and co-investments alongside third party investors in new CLOs we manage. We may also utilize cash and other sources of liquidity to consummate further strategic business combinations.

Following the Merger, our operations were moved from Rosemont, Illinois to Legacy CIFC’s office in New York, New York, now our headquarters. Integration of the management teams is now complete and we have made several key additions to the management team.

As part of the re-evaluation of our view of the business following the Merger, we developed a non-GAAP financial measurement, Adjusted Earnings Before Taxes (“AEBT”). We believe AEBT reflects the nature and substance of our business and the economic results driven by investment advisory fee revenues received from the management of client funds, which are primarily CLOs. We are required under GAAP to consolidate into our financial statements certain variable interest entities (“VIEs”), which include certain of the CLOs, CDOs and other entities we manage (as described in further detail below under Required Consolidation of Consolidated Variable Interest Entities). This required consolidation results in a presentation that materially differs from the way management views the business. Management expects to continue to develop and review our non-GAAP financial measurements. See AEBT (Non-GAAP) for a complete description, reconciliation and discussion of AEBT.

GECC Transaction

On July 31, 2012, we announced plans to enter into a five year strategic relationship with the bank loan business of General Electric Capital Corporation (“GECC”). A commercial council comprised of senior members of both GECC and CIFC Corp. will be formed and meet regularly to assist in the exploration of business opportunities between the two firms, and to facilitate third party investment advisory referrals. GE Capital Debt Advisors LLC, a wholly-owned subsidiary of GECC, is exiting its third party business, and has agreed to assign its role as manager of four “Navigator” CLO funds representing approximately $700.0 million in AUM to CIFCAM. GECC will receive 1.0 million shares of CIFC Corp. common stock, warrants to purchase 2.0 million shares of a newly created class of non-voting CIFC Corp. preferred stock, $4.9 million of cash from CIFC Corp. and the right to appoint an executive to our board of directors (our “Board”). The transaction is expected to close in September 2012. See Recent Developments below for further information on the GECC transaction.

Core Asset Management Activities

We establish and manage investment products for various types of investors, including pension funds, hedge funds and other asset management firms, banks, insurance companies and other types of institutional investors located primarily in the North America, Europe, Asia and Australia. Our existing investment products are primarily CLOs and also include CDOs and other investment vehicles. These investment products are special purpose entities that pool the capital of multiple investors. The investment advisory fees paid to us by these investment products are our primary source of revenue and are generally paid on a quarterly basis and are ongoing as long as we manage the products. Investment advisory fees typically consist of management fees based on the amount of assets held in the investment product and, in certain cases, include incentive fees based on the returns generated for certain investors.

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

Investing Activities

As noted above, following the Merger, we refocused on our core business as a fee-based corporate credit asset manager and we exited non-core activities and assets. Accordingly, we liquidated our RMBS portfolio during the second quarter of 2011 and during February 2012, we completed the sale of our investments in and our rights to manage the DFR MM CLO to a third party and deconsolidated this CLO upon the date of the sale. We expect future on balance sheet investing activities would principally be undertaken to assist in closing new investment products managed by us. We may utilize our liquidity to acquire SSCLs, generally to warehouse such SSCLs until they can be included as collateral for new CLOs and other funds we manage.

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

As of June 30, 2012, we consolidate 21 CLOs and one CDO (the “Consolidated CLOs”), under the amendments to ASC Topic 810. The Consolidated CLOs are comprised of: (i) six CLOs and one CDO we began to consolidate on January 1, 2010 (the adoption date of the amendments to ASC Topic 810), (ii) four CLOs we began to consolidate on June 9, 2010 in conjunction with the acquisition of CNCIM (the “CNCIM CLOs”), (iii) ten CLOs we began to consolidate on April 13, 2011 in conjunction with the Merger (the “CIFC CLOs”), and (iv) CIFC Funding 2011-I, Ltd. (“CIFC CLO 2011-I”) which we began to consolidate on January 19, 2012, the date of its closing.

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

We consolidated the DFR MM CLO since its inception in 2007 because we owned all of its subordinated notes. On February 7, 2012, we sold our investments in and our rights to manage the DFR MM CLO for $36.5 million and deconsolidated the entity.  For the three and six months ended June 30, 2012, we recorded net losses of zero and $0.2 million, respectively, in net results of Consolidated VIEs within our condensed consolidated statements of operations for the DFR MM CLO.  For the three and six months ended June 30, 2011, we recorded a net loss of $1.6 million and net income of $0.1 million, respectively, in net results of Consolidated VIEs within our condensed consolidated statements of operations for the DFR MM CLO. The economic impact of our investment in DFR MM CLO had been determined by the cash distributed to us on our investment therein, consisting of interest on our debt investment and distributions on our subordinated note investment, which were eliminated in consolidation (See Liquidity and Capital Resources below for additional information).

We consolidated a special purpose vehicle (the “Warehouse SPV”) since its inception during the second quarter of 2011.  The Warehouse SPV entered into a total return swap (the “Warehouse TRS”) and the reference obligations under the Warehouse TRS agreement were SSCL exposures that we accumulated and were ultimately included in CIFC CLO 2011-I.  We deconsolidated the Warehouse SPV in January 2012 in conjunction with the settlement of the Warehouse TRS and the closing of CIFC CLO 2011-I. Although we consolidated all of the assets and liabilities of the Warehouse SPV, our maximum exposure to loss was limited to our investment in this entity, which was $46.5 million as of December 31, 2011. For the three and six months ended June 30, 2012, we recorded net income of zero and $1.4 million, respectively, in net results of Consolidated VIEs within our condensed consolidated statements of operations for the Warehouse SPV.  For the three and six months ended June 30, 2011, we recorded net income of $0.6 million in net results of Consolidated VIEs within our condensed consolidated statements of operations for the Warehouse SPV.

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

CLOs typically issue multiple tranches of debt and subordinated note securities with varying ratings and levels of subordination to finance the purchase of investments. These securities receive interest and principal payments from the CLO in accordance with an agreed upon priority of payments, commonly referred to as a “waterfall.” The most senior notes, generally rated AAA/Aaa, commonly represent the majority of the total liabilities of the CLO. This tranche of notes is issued at a specified spread over LIBOR and normally has the first claim on the earnings on the CLO’s investments after payment of certain fees and expenses. The mezzanine tranches of rated notes generally have ratings ranging from AA/Aa to BB/Ba and also are usually issued at a specified spread over LIBOR with higher spreads paid on the tranches with lower ratings. Each tranche is typically only entitled to a share of the earnings on the CLOs’ investments if the required interest and principal payments have been made on the more senior tranches. The most junior tranche can take the form of either subordinated notes or preference shares and is referred to as the CLO’s “subordinated notes.” The subordinated notes generally do not have a stated coupon but are entitled to residual cash flows from the CLOs’ investments after all of the other tranches of notes and certain other fees and expenses are paid. While the majority of the subordinated notes of the CLOs we manage are owned by third parties, we do own a portion of the subordinated note tranches of certain of the CLOs we manage. Our investments and beneficial interests in the Consolidated CLOs amounted to $23.6 million and $7.0 million as of June 30, 2012 and December 31, 2011, respectively.

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

Market and Economic Conditions

U.S. economic growth was moderate in the second quarter which extended the favorable environment for the companies comprising the borrowers in the loan investment products we manage. Capital markets volatility increased in the period due to heightened concerns with respect to viability of the Euro and also news regarding the investments and risk controls of one of the largest global banks. This reduced, but did not eliminate, investor appetite to allocate investment capital including the purchase of CLO new issue securities. We priced a CLO in the quarter, but later than expected with the effect of slowing our pace of new issuance. Our business will continue to be affected by exogenous developments especially changing economic conditions, market value volatility and financial markets and banking stability.

AUM

Investment advisory fees paid by the investment products we manage on behalf of third party investors are our primary source of revenue. These fees typically consist of management fees based on the account’s assets and, in some cases, incentive fees based on the returns we generate for the account.

The following table summarizes the AUM for our significant investment product categories:

	June 30, 2012			March 31, 2012		December 31, 2011
	Number of			Number of		Number of
	Accounts	AUM (1)		Accounts	AUM (1)	Accounts	AUM (1)
		(In thousands)			(In thousands)		(In thousands)

CLOs	28	$9,946,769	(2)	28	$10,343,766	29	$10,555,255
ABS CDOs	10	2,621,011		10	2,823,527	10	2,931,478
Corporate Bond CDOs	4	104,165		4	180,692	4	271,072
Other (3)	1	133,828		1	76,509	1	73,249
Total AUM	43	$12,805,773		43	$13,424,494	44	$13,831,054

(1)                                  AUM numbers generally reflect the aggregate principal or notional balance of the collateral and, in some cases, the cash balance held by the CLOs and CDOs and are as of the date of the last trustee report received for each CLO and CDO prior to the respective AUM date.

(2)                                  During the second quarter, two CLOs we manage, Primus CLO I, Ltd. (“Primus I”) and Long Grove CLO Ltd., representing approximately $356.7 million in CLO AUM, were called for redemption.  We expect the funds to be fully redeemed during the third quarter.  Most of the CLOs and CDOs we manage have passed their first optional call date and are generally callable by their subordinated note holders, subject to satisfaction of certain conditions.

(3)                                  Other category is comprised of loan AUM not managed in cash flow CLOs.

During the three and six months ended June 30, 2012, total AUM decreased by $0.6 billion and $1.0 billion, primarily as a result of net declines in CLO AUM of $0.4 billion and $0.6 billion, respectively.  During the six months ended June 30, 2012, we (i) successfully closed CIFC CLO 2011-I which had AUM of $401.3 million as of June 30, 2012, (ii) completed the sale of our investments in and rights to manage the DFR MM CLO that had AUM of $152.9 million as of December 31, 2011, and (iii) sold our rights to manage our sole European CLO, Gillespie, that had AUM of $324.2 million as of December 31, 2011. AUM also declined as certain CLOs and CDOs exited their scheduled “reinvestment periods”, after which periods capital in such funds is returned to investors as the underlying assets held by them pay down.

We do not expect to grow the ABS CDO business. All existing CDOs are static and we expect CDO AUM to decline going forward as these funds run-off per their contractual terms.

GAAP Results

The sections below up to and including Liquidity and Capital Resources are in accordance with GAAP, unless otherwise noted.

Results of Consolidated Operations

The following table presents our comparative condensed consolidated statement of operations for the three and six months ended June 30, 2012 and 2011. Certain amounts in the condensed consolidated statements of operations for the three and six months ended June 30, 2011 have been reclassified to conform to the presentation for the three and six months ended June 30, 2012. See Note 2 to our condensed consolidated financial statements for a discussion of these reclassifications.

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

	Three months ended June 30,		Variance	Six months ended June 30,		Variance
	2012	2011	2012 vs. 2011	2012	2011	2012 vs. 2011
	(In thousands, except share and per share amounts)
Revenues
Investment advisory fees	$2,554	$2,985	$(431)	$5,298	$5,013	$285
Net investment and interest income:
Investment and interest income	147	1,292	(1,145)	149	3,328	(3,179)
Interest expense	—	139	(139)	1	348	(347)
Net investment and interest income	147	1,153	(1,006)	148	2,980	(2,832)
Total net revenues	2,701	4,138	(1,437)	5,446	7,993	(2,547)

Expenses
Compensation and benefits	5,547	5,141	406	11,291	8,963	2,328
Professional services	1,676	1,411	265	2,400	2,340	60
Insurance expense	485	541	(56)	971	889	82
Other general and administrative expenses	1,067	922	145	1,552	1,689	(137)
Depreciation and amortization	4,672	4,814	(142)	9,523	6,665	2,858
Occupancy	208	348	(140)	641	597	44
Impairment of intangible assets	1,771	1,104	667	1,771	1,104	667
Restructuring charges	19	3,321	(3,302)	3,923	3,321	602
Total expenses	15,445	17,602	(2,157)	32,072	25,568	6,504

Other Income (Expense) and Gain (Loss)
Net gain (loss) on investments, loans, derivatives and liabilities	(821)	(1,275)	454	(3,198)	507	(3,705)
Corporate interest expense	(1,466)	(1,417)	(49)	(2,935)	(2,777)	(158)
Net gain on the sale of management contract	—	—	—	5,772	—	5,772
Strategic transactions expenses	—	80	(80)	—	(1,388)	1,388
Other, net	(438)	(74)	(364)	(479)	3	(482)
Net other income (expense) and gain (loss)	(2,725)	(2,686)	(39)	(840)	(3,655)	2,815

Operating income (loss)	(15,469)	(16,150)	681	(27,466)	(21,230)	(6,236)

Results of Consolidated Variable Interest Entities
Net gain (loss) from activities of Consolidated Variable Interest Entities	19,088	(84,065)	103,153	59,651	(91,509)	151,160
Expenses of Consolidated Variable Interest Entities	(1,655)	(2,045)	390	(3,438)	(2,947)	(491)
Net results of Consolidated Variable Interest Entities	17,433	(86,110)	103,543	56,213	(94,456)	150,669

Income (loss) before income tax expense (benefit)	1,964	(102,260)	104,224	28,747	(115,686)	144,433
Income tax expense (benefit)	6,222	(3,616)	9,838	4,498	(1,137)	5,635

Net income (loss)	(4,258)	(98,644)	94,386	24,249	(114,549)	138,798
Net (income) loss attributable to noncontrolling interest and Consolidated Variable Interest Entities	(4,240)	93,639	(97,879)	(31,152)	110,386	(141,538)
Net income (loss) attributable to CIFC Corp.	$(8,498)	$(5,005)	$(3,493)	$(6,903)	$(4,163)	$(2,740)

Earnings (loss) per share -
Basic	$(0.42)	$(0.26)	$(0.16)	$(0.34)	$(0.27)	$(0.07)
Diluted	$(0.42)	$(0.26)	$(0.16)	$(0.34)	$(0.27)	$(0.07)

Weighted-average number of shares outstanding -
Basic	20,223,437	19,217,538		20,324,777	15,316,252
Diluted	20,223,437	19,217,538		20,324,777	15,316,252

Net loss attributable to CIFC Corp. was $8.5 million, or $0.42 of diluted loss per share, for the three months ended June 30, 2012, compared to net loss attributable to CIFC Corp. of $5.0 million, or $0.26 of diluted loss per share, for the three months ended June 30, 2011. Net loss attributable to CIFC Corp. was $6.9 million, or $0.34 of diluted loss per share, for the six months ended June 30, 2012, compared to net loss attributable to CIFC Corp. of $4.2 million, or $0.27 of diluted loss per share, for the six months ended June 30, 2011.

Net revenues decreased by $1.4 million and $2.5 million for the three and six months ended June 30, 2012, compared to the prior year periods. These decreases are primarily the result of decreases in net investment and interest income of $1.0 million and $2.8 million for the three and six months ended June 30, 2012, compared to the prior year periods, due to the liquidation of the RMBS portfolio during the second quarter of 2011.

Total expenses decreased by $2.2 million for the three months ended June 30, 2012, compared to the prior year period. This decrease was primarily driven by a $3.3 million decline in restructuring charges, partially offset by increases in impairments of intangible assets of $0.7 million and compensation and benefits of $0.4 million.  The three months ended June 30, 2012 included a $1.8 million impairment charge to fully impair the intangible asset associated with the management contract for Primus CLO I, Ltd. (“Primus I”) as we received notice during June 2012 that the holder of the majority of the subordinated notes had exercised their rights to call the CLO for redemption.  Total expenses increased by $6.5 million for the six months ended June 30, 2012, compared to the prior year period. The increase was primarily driven by increases in compensation and benefits of $2.3 million, depreciation and amortization of $2.9 million, impairments of intangible assets of $0.7 million and restructuring charges of $0.6 million. The increase in compensation and benefits includes the effects of the Merger as well as several additions to the senior management team. The increase in depreciation and amortization is due to additional intangible assets amortization related to intangible assets acquired in the

Merger. The six months ended June 30, 2012 also includes restructuring charges associated with the Merger, primarily comprised of charges related to the termination of the lease on our Rosemont, Illinois office space and disposition of the associated leasehold improvements.

Net other income (expense) and gain (loss) was flat for the three months ended June 30, 2012 and increased by $2.8 million for the six months ended June 30, 2012, compared to the prior year periods.  This increase is primarily due to a $5.8 million net gain during the six months ended June 30, 2012 on the sale of our rights to manage Gillespie and the prior year period including $1.4 million of strategic transactions expenses related to the Merger.  These increases were partially offset by the prior year including $2.2 million of net gains on RMBS and other proprietary investments, a $0.6 million gain on the Warehouse TRS and a $1.2 million gain on the change in fair value of the conversion feature on our senior subordinated convertible notes (the “Convertible Notes”) which until the expiration of the anti-dilution provisions associated with the conversion feature in December 2011, was deemed to be an embedded derivative instrument (the “Embedded Derivative”) and was required to be recorded at fair value.

Net results of Consolidated VIEs increased by $103.5 million and $150.7 million for the three and six months ended June 30, 2012, respectively, compared to the prior year periods. These increases are primarily the result of increases in net gain (loss) from activities of Consolidated VIEs of $103.2 million and $151.2 million for the three and six months ended June 30, 2012, respectively, compared to the prior year periods. This increase in net gain (loss) from activities of Consolidated VIEs is primarily the result of fluctuations in the valuation of the investments and debt of the Consolidated CLOs. In addition, the net results of Consolidated VIEs for the three and six months ended June 30, 2011 do not include the activity of the CIFC CLOs prior to the April 13, 2011 closing date of the Merger. The net results of Consolidated VIEs for the CIFC CLOs were $8.1 million and $27.9 million for the three and six months ended June 30, 2012, respectively.

We recognized income tax expense of $6.2 million and $4.5 million for the three and six months ended June 30, 2012, compared to income tax benefits of $3.6 million and $1.1 million for the prior year periods, respectively.  Our effective tax rate, excluding noncontrolling interests in consolidated entities, for the three months ended June 30, 2012 was (273%), compared to our effective tax rate for the three months ended June 30, 2011 of 42%.  Our effective tax rate, excluding noncontrolling interests in consolidated entities, for the six months ended June 30, 2012 was (187%), compared to our effective tax rate for the six months ended June 30, 2011 of 21%.  The difference between our statutory rate and our effective tax rate for the three and six months ended June 30, 2012 is primarily attributable to state income taxes and certain discrete and permanent adjustments during the period, including fair value changes on certain contingent liabilities related to the Merger and the sale of our rights to manage Gillespie.  We expect the tax rate for the full year 2012 to approximate (23)%, excluding discrete items. This difference between our statutory tax rate and our effective rate is primarily state income taxes and the result of permanent tax adjustments related to the Merger.

Changes in Financial Condition

During January 2012, we settled our obligations under the Warehouse TRS and closed CIFC CLO 2011-I. We received proceeds of $47.4 million upon the settlement of the Warehouse TRS, of which we invested $17.4 million in the subordinated notes of CIFC CLO 2011-I. During January 2012 we also completed the sale of our rights to manage our sole European CLO, Gillespie, for a $7.1 million payment on the closing date and contingent payments of up to approximately $1.1 million. During February 2012, we completed the sale of our investments in and our rights to manage the DFR MM CLO for an aggregate price of $36.5 million and deconsolidated this CLO. During April we began investing a portion of our liquidity in an on-balance sheet warehouse where we acquired SSCLs which were ultimately included within CIFC CLO 2012-I.  As of June 30, 2012, we had sold these SSCLs into a warehouse of which we are not the primary beneficiary and we recorded a net receivable of $12.1 million for those unsettled trades.

Liquidity and Capital Resources

Cash Flows

In accordance with GAAP, we are required to consolidate certain VIEs as discussed in Required Consolidation of Consolidated Variable Interest Entities.  As a result, our condensed consolidated statements of cash flows include the cash flows of these VIEs.  Cash held by the consolidated VIEs is not available for our general use, and our cash is not available for the general use of the consolidated VIEs.  Accordingly, the table below presents a summary of our condensed consolidated statement of cash flows separately and before consolidation of the consolidated VIEs, as the cash flows of the consolidated VIEs do not form part of our cash flow management process, nor do they form part of our liquidity evaluations and decisions for the reasons noted.  The discussion that follows the table will focus on our cash flows as presented in the “Before Consolidation” column of the table.

	Before Consolidation	Impact of Consolidation	Total
	(In thousands)
Cash and cash equivalents, beginning of period	$35,973	$—	$35,973

Cash flows from operating activities	36,658	(122,066)	(85,408)
Cash flows from investing activites	25,051	57,763	82,814
Cash flows from financing activites	(16,718)	64,303	47,585
Net change in cash and cash equivalents	44,991	—	44,991

Cash and cash equivalents, end of period	$80,964	$—	$80,964

Our operating activities provided cash of $36.7 million for the six months ended June 30, 2012. Significant operating activities during the six months ended June 30, 2012 included the receipt of proceeds from our investment in the Warehouse SPV of $47.4 million and cash utilized in acquiring positions for our on-balance sheet warehouse.  While we sold all of our on-balance sheet warehouse positions (to a warehouse of which we are not the primary beneficiary and which ultimately issued a new CLO) prior to June 30, 2012, we had a net receivable of $12.1 million for net unsettled purchases and sales.  Additionally, cash flows from operating activities include the receipt of investment advisory fees and net investment and interest income and the payment of operating expenses.

Our investing activities provided cash of $25.1 million for the six months ended June 30, 2012. Investing activities included proceeds from the sale of DFR MM CLO of $36.5 million and proceeds from the sale of the Gillespie CLO management contract of $6.5 million, partially offset by our $17.4 million investment in CIFC CLO 2011-I and $1.0 million in purchases of equipment and improvements.

Our financing activities used cash of $16.7 million for the six months ended June 30, 2012.  Financing activities primarily consisted of $10.8 million of payments associated with our contingent liabilities (See Contingent Liabilities and Other Commitments below for additional information), $3.3 million in share repurchases and a $2.5 million deferred purchase payment related to the Merger.

Liquidity

We believe that our current cash and cash equivalents, along with expected future cash flows from operations, among other things, are adequate to meet our anticipated liquidity requirements. As of June 30, 2012, unrestricted cash and cash equivalents totaled $81.0 million.

Other Sources and Uses of Funds

Share Repurchase Program

On March 29, 2012, we announced that our Board approved a $10.0 million share repurchase program. During the three months ended June 30, 2012, we repurchased 511,275 shares in open-market transactions for an aggregate cost of $3.3 million (including transaction costs) with an average price per share of $6.50.  As of June 30, 2012 we were authorized to repurchase up to an additional $6.7 million of our common stock.

Legacy CIFC Merger and CNCIM Acquisition Deferred Purchase Payments

The remaining deferred purchase payment related to the Merger is $2.5 million, payable on April 13, 2013, the second anniversary of the Merger Closing Date.  During the three months ended June 30, 2012, we made a $2.5 million payment for the second installment of the deferred purchase payments related to the Merger. Remaining deferred purchase payments related to the acquisition of CNCIM aggregate to $4.5 million and are payable in equal annual installments of $1.5 million with the next payment being payable on December 9, 2012. The present value of the remaining deferred purchase payments is included in the condensed consolidated balance sheets.

Contingent Liabilities and Other Commitments

In connection with the Merger, we established or assumed certain contingent liabilities that combine to have an estimated fair value of $31.8 million as of June 30, 2012.

The contingent liabilities that resulted from the Merger have an estimated fair value of $26.1 million as of June 30, 2012 and are payable to CIFC Parent. The terms of these payments are as follows: (i) the first $15.0 million of incentive fees received by the combined company from certain CLOs managed by CIFCAM as of April 13, 2011 (the “Merger Closing Date”), (ii) 50% of any incentive fees in excess of $15.0 million in aggregate received by the combined company over the next ten years from certain CLOs currently managed by CIFCAM and (iii) payments relating to the present value of any such incentive fees from certain CLOs managed by CIFCAM as of the Merger Closing Date that remain payable to the combined company after the tenth anniversary of the Merger Closing Date. During the three and six months ended June 30, 2012, we made payments of $1.4 million and $2.3 million, respectively, related to these contingent liabilities.  As of June 30, 2012 and December 31, 2011, the remaining payments under item (i) were $9.8 million and $12.1 million, respectively.

The contingent liabilities assumed in the Merger with Legacy CIFC primarily represent contingent consideration related to Legacy CIFC’s acquisition of CypressTree on December 1, 2010 and contingent liabilities Legacy CIFC assumed in its acquisition of CypressTree related to required payments to the prior sellers of CypressTree and the broker of that sale. The assumed contingent liabilities have an estimated fair value of $5.7 million as of June 30, 2012 and are based on a fixed percentage of certain advisory fees from the CypressTree CLOs. These fixed percentages vary by CLO and have a minimum fixed percentage of 55%. During the three and six months ended June 30, 2012, we made payments of $4.2 million and $8.5 million, respectively, related to these contingent liabilities.  These payments during the three and six months ended June 30, 2012, included $3.0 million and $5.9 million, respectively, of one-time earn out payments for three of the CypressTree management contracts which will reduce the required payments going forward related to such management contracts. Additionally, the contingent liability related to Primus I was reduced to zero as of June 30, 2012 as a result of the pending redemption of the CLO.

On September 16, 2011, we entered into a new lease agreement for our corporate headquarters at 250 Park Avenue, 4th floor, New York, New York (the “Lease”). The Lease commenced on July 6, 2012 and has a term of 10 years and 6 months. The Lease replaces the existing lease for our corporate headquarters, which expired on July 20, 2012. The future minimum commitments under the Lease are as follows:

(In thousands)
Remainder of 2012	$402
2013	1,205
2014	1,607
2015	1,607
2016	1,607
Thereafter	10,296
$16,724

On March 16, 2012, we entered into a Lease Termination Agreement (the “Agreement”) with GLL US Office, LP (the “Landlord”) related to our lease of the 12th floor of 6250 North River Road, Rosemont, Illinois 60018. The effect of the Agreement was to terminate, as of March 31, 2012 upon satisfaction of the conditions set forth in the Agreement, the lease dated July 11, 2005, as amended on October 29, 2009, between the Landlord and CIFC Corp (the “Rosemont Lease”). In order for the incoming tenant to assume a lease on off-market terms and to cover certain other expenses related to the termination of the Rosemont Lease, we paid the Landlord, the incoming tenant and our broker aggregate fees equal to approximately $2.6 million, net of our $0.5 million security deposit that was returned by the Landlord. The execution of the Agreement was in furtherance of our efforts following the Merger to consolidate operations at our corporate headquarters in New York, New York.

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

DFR MM CLO

Prior to the sale of our investments in and our rights to manage the DFR MM CLO in February 2012, our investments in DFR MM CLO consisted of subordinated notes with a face amount of $50.0 million and debt with a face amount of $19.0 million. Prior to the sale, the economic impact of our investments in DFR MM CLO had been determined by the cash flows distributed to us on these investments. From the date of our initial investment through the date of sale, such distributions totaled $52.2 million on our subordinated notes investment and $4.8 million in interest on our debt investment. For the three and six months ended June 30, 2011, we received cash flow distributions from the DFR MM CLO consisting of interest on our debt investment of $0.2 million and $0.4 million, respectively, and distributions on our subordinated note investment of $3.2 million and $6.6 million, respectively, which were eliminated in consolidation. No distributions were received during the three and six months ended June 30, 2012.

Long-Term Debt

Recourse debt refers to debt where the lenders have recourse to our unencumbered assets to satisfy our obligations under such debt. All of the debt of the Consolidated Variable Interest Entities is non-recourse debt. Non-recourse debt refers to debt where the lenders have recourse only to specific assets pledged as collateral to the lenders.

The following table summarizes our long-term debt:

		Current
	Carrying	Weighted Average	Weighted Average
	Value	Borrowing Rate	Remaining Maturity
	(In thousands)		(In years)
June 30, 2012:
Recourse Debt:
March Junior Subordinated Notes (1)	$95,000	1.00%	23.3
October Junior Subordinated Notes (2)	25,000	3.97%	23.3
Convertible Notes (3)	17,826	9.00%	5.4
Total Recourse Debt	137,826	2.57%	21.0
Consolidated Variable Interest Entities Debt:
Consolidated CLOs (4)	7,894,238	1.12%	7.6
Total long-term debt	$8,032,064	1.14%	7.8

December 31, 2011:
Recourse Debt:
March Junior Subordinated Notes (1)	$95,000	1.00%	23.9
October Junior Subordinated Notes (2)	25,000	3.93%	23.9
Convertible Notes (3)	17,455	8.00%	6.0
Total Recourse Debt	137,455	2.42%	21.6
Consolidated Variable Interest Entities Debt:
DFR MM CLO (5)	93,269	1.68%	7.6
Consolidated CLOs (4)	7,559,568	1.01%	7.3
Total Consolidated Variable Interest Entities Debt	7,652,837	1.02%	7.3
Total long-term debt	$7,790,292	1.04%	7.5

(1)

The $95.0 million in aggregate principal amount of the March Junior Subordinated Notes bear interest at an annual rate of 1% through April 30, 2015. Thereafter, the March Junior Subordinated Notes will bear interest at an annual rate of LIBOR plus 2.58% until maturity on October 30, 2035.

(2)	The $25.0 million of aggregate principal amount of the October Junior Subordinated Notes bear interest at an annual rate of LIBOR plus 3.50% and mature on October 30, 2035.
(3)	The Convertible Notes principal outstanding of $25.0 million is presented net of a $7.2 million discount as of June 30, 2012 and a $7.5 million discount as of December 31, 2011. The Convertible Notes currently pay interest at the 9.00% stated rate; however, including the discount, the effective rate of interest is 18.14%. The Convertible Notes will mature on December 9, 2017.

(4)

Long-term debt of the Consolidated CLOs is recorded at fair value. This includes the fair value of the subordinated notes issued by the Consolidated CLOs. However, the subordinated notes do not have a stated interest rate and are therefore excluded from the calculation of the weighted average borrowing rate. The par value of the Consolidated CLOs long-term debt (including subordinated notes) was $8.6 billion and $8.9 billion as of June 30, 2011 and December 31, 2011, respectively.

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

During the three months ended June 30, 2012, the Consolidated CLOs made net borrowings under revolving credit facilities of $25.2 million, paid down $179.7 million of their outstanding debt and distributed $56.3 million to the holders of their subordinated notes. During the six months June 30, 2012, the Consolidated CLOs issued $377.4 million of debt, made net borrowings under revolving credit facilities of $57.8 million, paid down $242.1 million of their outstanding debt and distributed $107.8 million to the holders of their subordinated notes. The carrying value of the assets of the Consolidated CLOs, which are the only assets to which the Consolidated CLO debt holders have recourse for repayment was $8.4 billion and $8.0 billion as of June 30, 2012 and December 31, 2011, respectively.

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

2.                                       Net investment and interest income as follows:

a.                                       Distributions on our investments in CLO subordinated notes (also known as “CLO equity”);

b.                                      Interest income on our investments in CLO debt investments;

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

4.                                       Corporate interest expense;

5.                                       Depreciation and amortization expenses of fixed assets.

AEBT excludes the following:

1.                                       Realized and unrealized gains (losses) on dispositions of non-core assets;

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

The following table presents our adjusted components of AEBT for the three and six months ended June 30, 2012 and 2011:

	Adjusted three months ended June 30,		Variance	Adjusted six months ended June 30,		Variance
	2012	2011	2012 vs. 2011	2012	2011	2012 vs. 2011
	(In thousands)
Revenues
Investment advisory fees	$12,243	$9,711	$2,532	$24,079	$16,532	$7,547
Net investment and interest income:
Investment and interest income	892	6,111	(5,219)	1,986	12,590	(10,604)
Interest expense	—	246	(246)	142	455	(313)
Net investment and interest income	892	5,865	(4,973)	1,844	12,135	(10,291)
Total net revenues	13,135	15,576	(2,441)	25,923	28,667	(2,744)

Expenses
Compensation and benefits	5,547	5,113	434	11,291	8,689	2,602
Professional services	1,676	1,411	265	3,057	2,340	717
Insurance expense	485	541	(56)	971	889	82
Other general and administrative expenses	1,067	922	145	1,552	1,689	(137)
Depreciation and amortization	46	161	(115)	171	294	(123)
Occupancy	208	348	(140)	641	597	44
Corporate interest expense	1,466	1,417	49	2,935	2,777	158
Total expenses	10,495	9,913	582	20,618	17,275	3,343

AEBT (1)	$2,640	$5,663	$(3,023)	$5,305	$11,392	$(6,087)

(1)                                  See Reconciliation from GAAP to AEBT for detailed reconciliations from the GAAP net income (loss) attributable to CIFC Corp. to AEBT.

The following sections provide a discussion of the variances in the adjusted components of AEBT for the periods presented.

Net Revenues

Investment Advisory Fees

During the three and six months ended June 30, 2012 and 2011, we earned investment advisory fees from our management of CLOs, CDOs and other investment products. Investment advisory fees from our management of CLOs and CDOs totaled $12.1 million and $23.8 million for the three and six months ended June 30, 2012, respectively, and $9.5 million and $16.3 million for the three and six months ended June 30, 2011, respectively. Other investment advisory fees from our management of separately managed accounts and other investment products, which are excluded from the table below, totaled $0.1 million and $0.3 million for the three and six months ended June 30, 2012, respectively, and $0.2 million and $0.2 million for the three and six months ended June 30, 2011, respectively. Investment advisory fees from CLOs comprised 93% of total investment advisory fees we earned during the three and six months ended June 30, 2012, and 88% of total investment advisory fees we earned during the three and six months ended June 30, 2011. The following discussion analyzes changes in our CLO and CDO investment advisory fees.

CLO and CDO Investment Advisory Fees

The following table summarizes the investment advisory fee revenues from the CLOs and CDOs we manage:

	Three months ended June 30,		Variance	Six months ended June 30,		Variance
	2012	2011	2012 vs. 2011	2012	2011	2012 vs. 2011
	(In thousands)
Senior Management Fees:
CLOs	$4,044	$3,830	$214	$8,074	$6,262	$1,812
ABS CDOs	474	522	(48)	1,006	1,057	(51)
Corporate Bonds CDOs	162	279	(117)	381	545	(164)
Total Senior Management Fees	4,680	4,631	49	9,461	7,864	1,597

Subordinated Management Fees:
CLOs	7,022	4,612	2,410	13,728	8,166	5,562
ABS CDOs	—	—	—	—	—	—
Corporate Bonds CDOs	72	156	(84)	72	156	(84)
Total Subordinated Management Fees	7,094	4,768	2,326	13,800	8,322	5,478

Deferred Management Fees:
CLOs	87	—	87	123	—	123
ABS CDOs	—	—	—	—	—	—
Corporate Bonds CDOs	—	—	—	—	—	—
Total Deferred Management Fees	87	—	87	123	—	123

Incentive Management Fees:
CLOs	219	87	132	432	87	345
ABS CDOs	—	—	—	—	—	—
Corporate Bonds CDOs	—	2	(2)	—	2	(2)
Total Incentive Management Fees	219	89	130	432	89	343

Total CLO and CDO Advisory Fees:
CLOs	11,372	8,529	2,843	22,357	14,515	7,842
ABS CDOs	474	522	(48)	1,006	1,057	(51)
Corporate Bonds CDOs	234	437	(203)	453	703	(250)
Total CLO and CDO Advisory Fees	$12,080	$9,488	$2,592	$23,816	$16,275	$7,541

CLO investment advisory fee revenue increased by $2.8 million and $7.8 million for the three and six months ended June 30, 2012, respectively, as compared to the prior year periods. The increases in CLO investment advisory fee revenues are primarily the result of the addition of investment advisory fees from CIFCAM and CypressTree as a result of the Merger.

Net investment and interest income

The following table summarizes our net investment and interest income:

	Three months ended June 30,		Variance	Six months ended June 30,			Variance
	2012	2011	2012 vs. 2011	2012		2011	2012 vs. 2011
	(In thousands)

Investment and interest income:
Investments in CLOs	$603	$4,388	$(3,785)	$1,235		$8,831	$(7,596)
RMBS	—	1,259	(1,259)	—		3,231	(3,231)
Warehouse assets interest income	145	408	(263)	827		408	419
Warehouse assets realized gains (losses)	143	20	123	(79)	(1)	20	(99)
Other investments	1	36	(35)	3		100	(97)
Total investment and interest income	892	6,111	(5,219)	1,986		12,590	(10,604)

Interest expense:
Repurchase agreements	—	138	(138)	—		347	(347)
Warehouse liabilities	—	107	(107)	141		107	34
Other	—	1	(1)	1		1	—
Total interest expense	—	246	(246)	142		455	(313)

Net investment and interest income	$892	$5,865	$(4,973)	$1,844		$12,135	$(10,291)

(1)                                  Excludes $1.4 million of gains (losses) determined and accrued upon formalizing a transaction (not upon settlement) which was included within GAAP net income (loss) attributable to CIFC Corp. during the six months ended June 30, 2012, and within AEBT within the three months ended December 31, 2011.

Net investment and interest income decreased by $5.0 million and $10.3 million for the three and six months ended June 30, 2012, as compared to the prior year periods. The decrease in net investment and interest income is based on several factors, the most significant of which were 1) the sale of our investments in the DFR MM CLO during the first quarter of 2012 and 2) the liquidation of our RMBS portfolio in the second quarter of 2011.  These decreases were slightly offset by net investment and interest income underlying the Warehouse TRS and our on-balance sheet warehouse.

Expenses

Expenses increased $0.6 million and $3.3 million for the three and six months ended June 30, 2012, as compared to the prior year periods. The increases were primarily the result of increases in compensation and benefits of $0.4 million and $2.6 million, respectively, and professional services of $0.3 million and $0.7 million, respectively, for the three and six months ended June 30, 2012, as compared to the prior year periods. This includes the effects of the Merger as well as several additions to the senior management team.

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

	Three months ended June 30,		Variance	Six months ended June 30,		Variance
	2012	2011	2012 vs. 2011	2012	2011	2012 vs. 2011
	(In thousands)

Net realized and unrealized gains (losses) on investments in Consolidated CLOs	$679	$(495)	$1,174	$(848)	$532	$(1,380)
Consolidated net income (loss) of the DFR MM CLO (1)	—	(1,578)	1,578	(169)	121	(290)
Consolidated net income (loss) of the Warehouse SPV (2)	—	563	(563)	1,431	563	868
Total net income (loss) on Consolidated Variable Interest Entities excluded from AEBT	$679	$(1,510)	$2,189	$414	$1,216	$(802)

(1)                                AEBT excludes the GAAP net income (loss) for the DFR MM CLO and includes distributions received on our investments in DFR MM CLO.

(2)                                AEBT excludes the GAAP net income of the Warehouse SPV which requires accounting for the Warehouse TRS as a derivative. The GAAP net income of the Warehouse SPV for the six months ended June 30, 2012 of $1.4 million is comprised of $0.7 million of interest income, $0.2 million of interest expense, $2.5 million of unrealized gains and $1.6 million of realized losses underlying the Warehouse TRS. AEBT for the six months ended June 30, 2012 includes net interest income from the Warehouse TRS and gains (losses) on assets within the Warehouse TRS (excluding $1.4 million determined and accrued upon formalizing a transaction (not upon settlement) which was included within GAAP net income and within AEBT during the three months ended December 31, 2011).  The GAAP net income of the Warehouse SPV for the three months ended June 30, 2011 of $0.6 million is comprised of $0.4 million of interest income, $0.1 million of interest expense and $0.3 million of unrealized gains underlying the Warehouse TRS.

Reconciliation from GAAP to AEBT

To derive AEBT, we start with our GAAP statement of operations, deconsolidate the Consolidated CLOs and then eliminate and adjust certain other items. The deconsolidated GAAP results represent the components of Net income (loss) attributable to CIFC Corp.

The table below provides a reconciliation from GAAP net income (loss) attributable to CIFC Corp. to AEBT, a non-GAAP measurement used by management, for the three months ended June 30, 2012:

	Three Months Ended June 30, 2012
	Consolidated	Consolidation	Deconsolidated	Reconciling and		Adjusted Totals
	GAAP	Adjustments (1)	GAAP	Non-Recurring Items		To Compute AEBT
	(In thousands)
Revenues
Investment advisory fees	$2,554	$11,912	$14,466	$(2,223)	(2)	$12,243
Net investment and interest income:
Investment and interest income	147	602	749	143	(3)	892
Interest expense	—	—	—	—		—
Net investment and interest income	147	602	749	143		892
Total net revenues	2,701	12,514	15,215	(2,080)		13,135

Expenses
Compensation and benefits	5,547	—	5,547	—		5,547
Professional services	1,676	—	1,676	—		1,676
Insurance expense	485	—	485	—		485
Other general and administrative expenses	1,067	—	1,067	—		1,067
Depreciation and amortization	4,672	—	4,672	(4,626)	(4)	46
Occupancy	208	—	208	—		208
Corporate interest expense	—	—	—	1,466	(5)	1,466
Impairment of intangible assets	1,771	—	1,771	(1,771)	(6)	—
Restructuring charges	19	—	19	(19)	(7)	—
Total expenses	15,445	—	15,445	(4,950)		10,495

Other Income (Expense) and Gain (Loss)
Net gain (loss) on investments, loans, derivatives and liabilities	(821)	679	(142)	142	(8)	—
Corporate interest expense	(1,466)	—	(1,466)	1,466	(5)	—
Other, net	(438)	—	(438)	438	(8)	—
Net other income (expense) and gain (loss)	(2,725)	679	(2,046)	2,046		—

Operating income (loss)	(15,469)	13,193	(2,276)	4,916		2,640

Net results of Consolidated Variable Interest Entities	17,433	(17,433)	—	—		—

Income (loss) before income tax expense (benefit)	1,964	(4,240)	(2,276)	4,916		2,640
Income tax expense (benefit)	6,222	—	6,222	(6,222)	(9)	—

Net income (loss)	(4,258)	(4,240)	(8,498)	11,138		2,640
Net (income) loss attributable to noncontrolling interest and Consolidated Variable Interest Entities	(4,240)	4,240	—	—		—
Net income (loss) attributable to CIFC Corp.	$(8,498)	$—	$(8,498)	$11,138		$2,640	(A)

The table below provides a reconciliation from GAAP net income (loss) attributable to CIFC Corp. to AEBT, a non-GAAP measurement used by management, for the three months ended June 30, 2011:

	Three Months Ended June 30, 2011
	Consolidated	Consolidation	Deconsolidated	Reconciling and		Adjusted Totals
	GAAP	Adjustments (1)	GAAP	Non-Recurring Items		To Compute AEBT
	(In thousands)
Revenues
Investment advisory fees	$2,985	$8,046	$11,031	$(1,320)	(2)	$9,711
Net investment and interest income:
Investment and interest income	1,292	993	2,285	3,826	(3)	6,111
Interest expense	139	—	139	107	(10)	246
Net investment and interest income	1,153	993	2,146	3,719		5,865
Total net revenues	4,138	9,039	13,177	2,399		15,576

Expenses
Compensation and benefits	5,141	—	5,141	(28)	(11)	5,113
Professional services	1,411	—	1,411	—		1,411
Insurance expense	541	—	541	—		541
Other general and administrative expenses	922	—	922	—		922
Depreciation and amortization	4,814	—	4,814	(4,653)	(4)	161
Occupancy	348	—	348	—		348
Corporate interest expense	—	—	—	1,417	(5)	1,417
Impairment of intangible assets	1,104	—	1,104	(1,104)	(6)	—
Restructuring charges	3,321	—	3,321	(3,321)	(7)	—
Total expenses	17,602	—	17,602	(7,689)		9,913

Other Income (Expense) and Gain (Loss)
Net gain (loss) on investments, loans, derivatives and liabilities	(1,275)	(495)	(1,770)	1,770	(8)	—
Corporate interest expense	(1,417)	—	(1,417)	1,417	(5)	—
Strategic transactions expenses	80	—	80	(80)	(12)	—
Other, net	(74)	—	(74)	74	(8)	—
Net other income (expense) and gain (loss)	(2,686)	(495)	(3,181)	3,181		—

Operating income (loss)	(16,150)	8,544	(7,606)	13,269		5,663

Net results of Consolidated Variable Interest Entities	(86,110)	85,095	(1,015)	1,015	(13)	—

Income (loss) before income tax expense (benefit)	(102,260)	93,639	(8,621)	14,284		5,663
Income tax expense (benefit)	(3,616)	—	(3,616)	3,616	(9)	—

Net income (loss)	(98,644)	93,639	(5,005)	10,668		5,663
Net (income) loss attributable to noncontrolling interest and Consolidated Variable Interest Entities	93,639	(93,639)	—	—		—
Net income (loss) attributable to CIFC Corp.	$(5,005)	$—	$(5,005)	$10,668		$5,663	(A)

The table below provides a reconciliation from GAAP net income (loss) attributable to CIFC Corp. to AEBT, a non-GAAP measurement used by management, for the six months ended June 30, 2012:

	Six months ended June 30, 2012
	Consolidated	Consolidation	Deconsolidated	Reconciling and		Adjusted Totals
	GAAP	Adjustments (1)	GAAP	Non-Recurring Items		To Compute AEBT
	(In thousands)
Revenues
Investment advisory fees	$5,298	$23,413	$28,711	$(4,632)	(2)	$24,079
Net investment and interest income:
Investment and interest income	149	1,234	1,383	603	(3)	1,986
Interest expense	1	—	1	141	(10)	142
Net investment and interest income	148	1,234	1,382	462		1,844
Total net revenues	5,446	24,647	30,093	(4,170)		25,923

Expenses
Compensation and benefits	11,291	—	11,291	—		11,291
Professional services	2,400	—	2,400	657	(14)	3,057
Insurance expense	971	—	971	—		971
Other general and administrative expenses	1,552	—	1,552	—		1,552
Depreciation and amortization	9,523	—	9,523	(9,352)	(4)	171
Occupancy	641	—	641	—		641
Corporate interest expense	—	—	—	2,935	(5)	2,935
Impairment of intangible assets	1,771	—	1,771	(1,771)	(6)	—
Restructuring charges	3,923	—	3,923	(3,923)	(7)	—
Total expenses	32,072	—	32,072	(11,454)		20,618

Other Income (Expense) and Gain (Loss)
Net gain (loss) on investments, loans, derivatives and liabilities	(3,198)	(848)	(4,046)	4,046	(8)	—
Corporate interest expense	(2,935)	—	(2,935)	2,935	(5)	—
Net gain on the sale of management contract	5,772	—	5,772	(5,772)	(15)	—
Other, net	(479)	—	(479)	479	(8)	—
Net other income (expense) and gain (loss)	(840)	(848)	(1,688)	1,688		—

Operating income (loss)	(27,466)	23,799	(3,667)	8,972		5,305

Net results of Consolidated Variable Interest Entities	56,213	(54,951)	1,262	(1,262)	(13)	—

Income (loss) before income tax expense (benefit)	28,747	(31,152)	(2,405)	7,710		5,305
Income tax expense (benefit)	4,498	—	4,498	(4,498)	(9)	—

Net income (loss)	24,249	(31,152)	(6,903)	12,208		5,305
Net (income) loss attributable to noncontrolling interest and Consolidated Variable Interest Entities	(31,152)	31,152	—	—		—
Net income (loss) attributable to CIFC Corp.	$(6,903)	$—	$(6,903)	$12,208		$5,305	(A)

The table below provides a reconciliation from GAAP net income (loss) attributable to CIFC Corp. to AEBT, a non-GAAP measurement used by management, for the six months ended June 30, 2011:

	Six months ended June 30, 2011
	Consolidated	Consolidation	Deconsolidated	Reconciling and		Adjusted Totals
	GAAP	Adjustments (1)	GAAP	Non-Recurring Items		To Compute AEBT
	(In thousands)
Revenues
Investment advisory fees	$5,013	$12,839	$17,852	$(1,320)	(2)	$16,532
Net investment and interest income:
Investment and interest income	3,328	1,875	5,203	7,387	(3)	12,590
Interest expense	348	—	348	107	(10)	455
Net investment and interest income	2,980	1,875	4,855	7,280		12,135
Total net revenues	7,993	14,714	22,707	5,960		28,667

Expenses
Compensation and benefits	8,963	—	8,963	(274)	(11)	8,689
Professional services	2,340	—	2,340	—		2,340
Insurance expense	889	—	889	—		889
Other general and administrative expenses	1,689	—	1,689	—		1,689
Depreciation and amortization	6,665	—	6,665	(6,371)	(4)	294
Occupancy	597	—	597	—		597
Corporate interest expense	—	—	—	2,777	(5)	2,777
Impairment of intangible assets	1,104	—	1,104	(1,104)	(6)	—
Restructuring charges	3,321		3,321	(3,321)	(7)	—
Total expenses	25,568	—	25,568	(8,293)		17,275

Other Income (Expense) and Gain (Loss)
Net gain (loss) on investments, loans, derivatives and liabilities	507	532	1,039	(1,039)	(8)	—
Corporate interest expense	(2,777)	—	(2,777)	2,777	(5)	—
Strategic transactions expenses	(1,388)	—	(1,388)	1,388	(12)	—
Other, net	3	—	3	(3)	(8)	—
Net other income (expense) and gain (loss)	(3,655)	532	(3,123)	3,123		—

Operating income (loss)	(21,230)	15,246	(5,984)	17,376		11,392

Net results of Consolidated Variable Interest Entities	(94,456)	95,140	684	(684)	(13)	—

Income (loss) before income tax expense (benefit)	(115,686)	110,386	(5,300)	16,692		11,392
Income tax expense (benefit)	(1,137)	—	(1,137)	1,137	(9)	—

Net income (loss)	(114,549)	110,386	(4,163)	15,555		11,392
Net (income) loss attributable to noncontrolling interest and Consolidated Variable Interest Entities	110,386	(110,386)	—	—		—
Net income (loss) attributable to CIFC Corp.	$(4,163)	$—	$(4,163)	$15,555		$11,392	(A)

(A)	Represents AEBT.
(1)	Adjustments to eliminate the impact of the Consolidated CLOs.
(2)

Adjustments to reflect AEBT net of fee sharing arrangements. During the three and six months ended June 30, 2012, we eliminated certain fee sharing arrangements related to CLOs managed by CypressTree, resulting in CIFC Corp. retaining more of the investment advisory fees received from these CLOs. In order to eliminate these fee sharing arrangements, we made payments of $3.0 million and $5.9 million during the three and six months ended June 30, 2012, respectively.

(3)

The establishment of interest income for distributions received on our investments in the DFR MM CLO, interest income and realized gains (losses) underlying the Warehouse TRS and realized gains (losses) on the on-balance sheet warehouses. Through February 7, 2012, we owned 100% of the subordinated notes of the DFR MM CLO and were required to consolidate the DFR MM CLO. As management views the economic impact of our investments in the DFR MM CLO as the distributions received on those investments, the calculation of AEBT eliminates the GAAP net income (loss) on the DFR MM CLO (included within Net Results of Consolidated Variable Interest Entities) and includes the distributions received on our investments in the DFR MM CLO. As management views the economic impact of the Warehouse TRS to be similar to a traditional warehouse borrowing arrangement, the calculation of AEBT eliminates the GAAP net income (loss) on the Warehouse TRS (included within Net Results of Consolidated Variable Interest Entities) and includes the net interest income and gains (losses) underlying the Warehouse TRS. This excludes a loss of $1.4 million determined and accrued upon formalizing a transaction (not upon settlement) which was included within GAAP net income during the six months ended June 30, 2012 and within AEBT during the three months ended December 31, 2011.

(4)	Elimination of intangible asset amortization.
(5)	Reclassification of corporate interest expense from other income (expense) and gain (loss) to expenses.
(6)	Elimination of impairment of intangible assets.
(7)	Elimination of restructuring charges.

(8)	Elimination of net gains (losses) on our proprietary investments and items (primarily non-recurring in nature) which are included within Other, net.
(9)	Elimination of income tax expense (benefit).
(10)	Adjustment establishes interest expense underlying the Warehouse TRS.
(11)	Elimination of certain incentive compensation related to certain net gains (losses) on investments which are not included as a component of AEBT.
(12)	Elimination of strategic transactions expenses.
(13)	Elimination of the GAAP net income (loss) related to the DFR MM CLO and the Warehouse TRS.
(14)

Elimination of the benefit of the insurance settlement received related to the reimbursement received of legal fees associated with our settlement with the SEC which was previously disclosed in the March 31, 2011 10-Q filing. In addition, eliminates certain professional fees related to the sale of our investments in the DFR MM CLO.

(15)	Elimination of the net gain on the sale of our rights to manage Gillespie.

Recent Developments

In July 2012, we closed a CLO, CIFC Funding 2012-I, Ltd. (“CIFC CLO 2012-I”) with expected AUM of approximately $450.0 million. We invested $9.0 million in the subordinated notes and we began earning investment advisory fees relating to CIFC CLO 2012-I upon the July closing.

GECC Transaction

On July 31, 2012, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) by and among the Company, CIFCAM, a wholly-owned subsidiary of the Company (“CIFC Adviser”), GECC and GE Capital Debt Advisors LLC, a wholly-owned subsidiary of GECC (the “Seller”), for the purchase by CIFC Adviser of the Seller’s rights as collateral manager to four “Navigator” CLOs (with current AUM of approximately $700.0 million) under the related management agreements to which the Seller is a party (the “Navigator Management Agreements”) and the related transaction documents, and the assumption by CIFC Adviser of the Seller’s ongoing obligations under the Navigator Management Agreements and the related collateral administration agreements (the “GECC Transaction”).  As consideration for the GECC Transaction and the other agreements of GECC contemplated by the Asset Purchase Agreement, the Company will, on the initial closing date of the GECC Transaction (the “Closing Date”), (i) issue 1.0 million shares of common stock of the Company to GE Capital Equity Investments, Inc., a wholly-owned subsidiary of GECC (“GECEII”), and (ii) issue a warrant to purchase 2.0 million shares of a newly created class of non-voting preferred stock (the “Warrant”), to GECEII.  In addition, the Company will pay to the Seller up to $4.9 million in cash, subject to certain adjustments, which amount will be payable at the Closing Date and at one or more subsequent closings.

On the Closing Date, the Company and GECEII will enter into an investment agreement setting forth certain rights and obligations of GECEII as a stockholder of the Company, including a right of GECEII to designate a member of our Board so long as GECEII (together with its affiliates) owns at least 5% of the outstanding capital stock of the Company, calculated assuming the full conversion of all outstanding Convertible Notes into common stock and the full exercise of the Warrant.

In connection with the GECC Transaction, a commercial council comprised of senior members of both GECC and CIFC Corp. will be formed and meet regularly to assist in the exploration of business opportunities between the two groups, and to facilitate third party investment advisory referrals, and the Company will enter into a referral agreement, pursuant to which GECC will refer certain potential investment advisory clients to the Company.

The consummation of the GECC Transaction is subject to certain conditions, including obtaining certain of the consents required under the Navigator CLO management agreements and entering into each of the ancillary documents contemplated by the Asset Purchase Agreement.  The Closing Date is expected to occur in September 2012. For further detail regarding the GECC Transaction please see the 8-K filed with the SEC on August 1, 2012.

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

The types of assets included in Level 1 are generally equity securities or derivatives listed on an exchange with active markets. We held no Level 1 securities as of June 30, 2012 or December 31, 2011.

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

The availability of observable inputs can vary depending on the financial asset or liability and is affected by a variety of factors, including, for example, the type of product, whether the product is new, whether the product is traded on an active exchange or in the secondary market and, current market conditions. Determinations of fair value require more judgment to the extent that the valuation is based on inputs that are either less observable or unobservable in the market. Accordingly, the degree of judgment we exercise in determining fair value is greatest for assets and liabilities classified in Level 3.

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

Loans—Loans are generally valued via a third-party pricing service.  The value represents a composite of the mid-point in the bid-ask spread of broker quotes or is based on the composite price of a different tranche of the same or similar security if broker quotes are unavailable for the specific tranche we own.  Loans valued in this manner are classified as Level 2 within the fair value hierarchy.  When a value from a third-party pricing service is unavailable, the value may be based on our comparable companies pricing model (an internally developed model using composite or other observable comparable market inputs).  Loans valued in this manner are classified as Level 2 within the fair value hierarchy.  When sufficient data points are not available to utilize the comparable companies pricing model, the value may be based on an internally developed model using data including unobservable market inputs.  Loans valued in this manner are classified as Level 3 within the fair value hierarchy.

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

Goodwill and Other Intangible Assets— Goodwill represents the excess cost of a business acquisition over the fair value of the net assets acquired. Goodwill has been recognized as a result of the acquisition of CNCIM and the Merger with Legacy CIFC. In accordance with ASC Topic 350—Intangibles—Goodwill and Other (“ASC Topic 350”), goodwill is not amortized. We periodically, at least on an annual basis in the fourth quarter of each year, review goodwill, considering factors such as our projected cash flows and revenues and earnings multiples of comparable companies, to determine whether the carrying value of the goodwill is impaired. If the goodwill is deemed to be impaired, the difference between the carrying amount reflected in the financial statements and the estimated fair value is recognized as an expense in the period in which the impairment occurs. We have one overall reporting unit for which goodwill is tested for impairment. The evaluation of goodwill and intangible assets for impairment requires us to make estimates and exercise significant judgment. During the three and six months ended June 30, 2012, there were no events or changes in circumstances that would indicate that the current carrying amount of goodwill might be impaired; accordingly, we did not perform an interim impairment test.  Our next annual impairment test of goodwill will be performed and completed in the fourth quarter of 2012.

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

Off-Balance Sheet Arrangements

As of June 30, 2012, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose or VIEs, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of June 30, 2012, we did not guarantee any obligations of unconsolidated entities, enter into any commitments or express intent to provide additional funding to any such entities.

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

Change in Internal Control Over Financial Reporting

On April 13, 2011, we completed our Merger with Legacy CIFC which includes its existing information systems and internal controls over financial reporting that previously existed when Legacy CIFC was a separate company. In conducting our evaluation of the effectiveness of our internal control over financial reporting, we had previously elected to exclude Legacy CIFC from our evaluation as permitted under SEC rules.  The integration of Legacy CIFC was completed during the three months ended June 30, 2012 and is now included in our evaluation of internal controls over financial reporting.

Other than the changes noted above, there have been no changes in our internal control over financial reporting during the three months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

There are inherent limitations in the effectiveness of any control system, including the potential for human error and the circumvention or overriding of the controls and procedures. Additionally, judgments in decision-making can be faulty and breakdowns can occur because of a simple error or mistake. An effective control system can provide only reasonable, not absolute, assurance that the control objectives of the system are adequately met. Accordingly, our management, including our Chief Executive Officer and our Interim Chief Financial Officer do not expect that our control system can prevent or detect all errors or fraud. Finally, projections of any evaluation or assessment of effectiveness of a control system to future periods are subject to the risks that, over time, controls may become inadequate because of changes in an entity’s operating environment or deterioration in the degree of compliance with policies or procedures.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

There have been no material changes in our risk factors from those disclosed in Part I — Item 1A. Risk Factors of our 2011 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The number and average price of shares of common stock purchased during the six months ended June 30, 2012 are set forth in the table below:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchaed Under the Program
April 1 - April 30, 2012	103,336	$5.89	103,336	$9,391,556
May 1 - May 31, 2012	204,567	6.37	204,567	8,088,514
June 1 - June 30, 2012	203,372	6.94	203,372	6,677,430
Total	511,275	6.50	511,275	6,677,430

Share Repurchase Program

On March 29, 2012, we announced that our Board approved a $10.0 million share repurchase program. Under the program, the repurchases may be made in open-market or in private transactions and may be made pursuant to SEC Rule 10b5-1 trading plans. Shares may be repurchased from time to time and in such amounts as market conditions warrant, subject to price ranges set by management and regulatory considerations.  The share repurchase program does not have an expiration date. During the three and six months ended June 30, 2012, we repurchased 511,275 shares in open-market transactions for an aggregate cost of $3.3 million (including transaction costs) with an average price per share of $6.50.  As of June 30, 2012 we were authorized to repurchase up to an additional $6.7 million of our common stock.

The indentures governing our Junior Subordinated Notes contain limits on share repurchases, subject to a number of exceptions and conditions.  The share repurchases allowed under the share repurchase program are within these limits.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Ex. No.	Description of Exhibit

10.1	First Amendment to CIFC Corp. 2011 Stock Option and Incentive Plan (incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A filed with the SEC on April 19, 2012).

10.2

Asset Purchase Agreement, dated July 30, 2012, by and among GE Capital Debt Advisors LLC, General Electric Capital Corporation, CIFC Asset Management LLC and CIFC Corp. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 1, 2012).

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

101

Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended June 30, 2012, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss); (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements furnished herewith.**

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

CIFC CORP.
(Registrant)

Date: August 14, 2012	By:	/s/ PETER GLEYSTEEN
Peter Gleysteen, Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 14, 2012	By:	/s/ ROBERT C. MILTON III
Robert C. Milton III, Interim Chief Financial Officer
(Principal Financial and Accounting Officer)