Form 10-Q
period 2012-09-30
CIFC Corp.
filed 2012-11-16
CIK 1313918

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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

There were 20,705,883 shares of the registrant’s common stock outstanding as of November 9, 2012.

CIFC CORP.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

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

•	our ability to accumulate sufficient qualified loans in our warehouse facilities and our exposure to market price risk and credit risk of the loan assets held in such warehouse facilities;

•	our ability to make investments in new investment products, realize fee-based income under our investment management agreements, grow our fee-based income and deliver strong investment performance;

•	our failure to realize the expected benefits of the merger with CIFCAM;

•	competitive conditions impacting us and the assets we manage;

•	our ability to attract and retain qualified personnel;

•	our receipt of future CLO subordinated investment advisory fees on a current basis;

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

EXPLANATORY NOTE
The delay in the filing of this Quarterly Report was due to our temporary inability to access our corporate headquarters and electronic data due to the impact of Hurricane Sandy. We have filed this Quarterly Report in accordance with the Order (Release No. 68224) issued by the United States Securities and Exchange Commission on November 14, 2012.

PART I.

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES (UNAUDITED)
CIFC CORP. AND ITS SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2012	December 31, 2011
	(In thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$63,027	$35,973
Due from brokers	5,504	—
Restricted cash and cash equivalents	1,732	2,229
Receivables	3,754	2,197
Prepaid and other assets	4,519	5,248
Deferred tax asset, net	54,957	57,756
Equipment and improvements, net	3,953	1,697
Intangible assets, net	47,576	55,574
Goodwill	76,000	67,924
Assets of Consolidated Variable Interest Entities:
Due from brokers	65,186	19,114
Restricted cash and cash equivalents	700,659	512,495
Investments and derivative assets at fair value	8,321,318	7,554,053
Loans held for sale	—	99,595
Receivables	38,281	26,858
Prepaid and other assets	6,884	1,879
Total assets of Consolidated Variable Interest Entities	9,132,328	8,213,994
TOTAL ASSETS	$9,393,350	$8,442,592
LIABILITIES
Due to brokers	$13,926	$—
Accrued and other liabilities	11,543	15,840
Deferred purchase payments	6,138	8,221
Contingent liabilities at fair value	34,724	39,279
Long-term debt	138,025	137,455
Liabilities of Consolidated Variable Interest Entities:
Due to brokers	343,973	147,367
Derivative liabilities	—	6,252
Accrued and other liabilities	637	50
Interest payable	15,486	11,975
Long-term debt	—	93,269
Long-term debt at fair value	8,535,621	7,559,568
Total liabilities of Consolidated Variable Interest Entities	8,895,717	7,818,481
TOTAL LIABILITIES	9,100,073	8,019,276
EQUITY
Preferred stock, par value $0.001:
100,000,000 shares authorized; 14,999,992 shares issued and zero outstanding	—	—
Common stock, par value $0.001:
500,000,000 shares authorized; 20,778,053 and 20,255,430 shares issued and 20,771,072 and 20,255,430 outstanding	21	20
Additional paid-in capital	952,458	943,440
Accumulated other comprehensive income (loss)	(4)	(6)
Retained earnings (deficit)	(830,041)	(823,826)
	122,434	119,628
Less:
Treasury stock, at cost; 6,981 and zero shares	(50)	—
TOTAL CIFC CORP. STOCKHOLDERS’ EQUITY	122,384	119,628
Appropriated retained earnings (deficit) of Consolidated Variable Interest Entities	170,893	303,688
TOTAL EQUITY	293,277	423,316
TOTAL LIABILITIES AND EQUITY	$9,393,350	$8,442,592

See notes to condensed consolidated financial statements.

CIFC CORP. AND ITS SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(In thousands, except share and per share amounts)
Revenues
Investment advisory fees	$2,750	$3,108	$8,048	$8,121
Net investment and interest income:
Investment and interest income	76	1	225	3,329
Interest expense	—	1	1	349
Net investment and interest income	76	—	224	2,980
Total net revenues	2,826	3,108	8,272	11,101
Expenses
Compensation and benefits	5,188	5,262	16,479	14,225
Professional services	1,220	1,544	3,620	3,884
Insurance expense	486	435	1,457	1,324
Other general and administrative expenses	335	748	1,887	2,437
Depreciation and amortization	3,802	4,907	13,325	11,572
Occupancy	416	440	1,057	1,037
Impairment of intangible assets	—	—	1,771	1,104
Restructuring charges	—	783	3,923	4,104
Total expenses	11,447	14,119	43,519	39,687
Other Income (Expense) and Gain (Loss)
Net gain (loss) on investments, loans, derivatives and liabilities	(5,768)	4,588	(8,966)	5,095
Corporate interest expense	(1,487)	(1,445)	(4,422)	(4,222)
Net gain on the sale of management contract	—	—	5,772	—
Strategic transactions expenses	(657)	(71)	(657)	(1,459)
Other, net	11	4	(468)	7
Net other income (expense) and gain (loss)	(7,901)	3,076	(8,741)	(579)
Operating income (loss)	(16,522)	(7,935)	(43,988)	(29,165)
Results of Consolidated Variable Interest Entities
Net gain (loss) from activities of Consolidated Variable Interest Entities	(150,612)	(218,335)	(90,961)	(309,844)
Expenses of Consolidated Variable Interest Entities	(2,936)	(1,847)	(6,374)	(4,794)
Net results of Consolidated Variable Interest Entities	(153,548)	(220,182)	(97,335)	(314,638)
Income (loss) before income tax expense (benefit)	(170,070)	(228,117)	(141,323)	(343,803)
Income tax expense (benefit)	(1,757)	(3,386)	2,741	(4,523)
Net income (loss)	(168,313)	(224,731)	(144,064)	(339,280)
Net (income) loss attributable to noncontrolling interest and Consolidated Variable Interest Entities	169,001	218,807	137,849	329,193
Net income (loss) attributable to CIFC Corp.	$688	$(5,924)	$(6,215)	$(10,087)
Earnings (loss) per share -
Basic	$0.03	$(0.29)	$(0.31)	$(0.59)
Diluted	$0.03	$(0.29)	$(0.31)	$(0.59)
Weighted-average number of shares outstanding -
Basic	19,957,041	20,426,118	20,201,304	17,038,258
Diluted	21,907,984	20,426,118	20,201,304	17,038,258

See notes to condensed consolidated financial statements.

CIFC CORP. AND ITS SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(In thousands)
Net income (loss)	$(168,313)	$(224,731)	$(144,064)	$(339,280)
Other comprehensive income (loss):
Foreign currency translation	2	(8)	2	12
Other comprehensive income (loss)	2	(8)	2	12
Comprehensive income (loss)	(168,311)	(224,739)	(144,062)	(339,268)
Comprehensive (income) loss attributable to noncontrolling interest and Consolidated Variable Interest Entities	169,001	218,807	137,849	329,193
Comprehensive income (loss) attributable to CIFC Corp.	$690	$(5,932)	$(6,213)	$(10,075)

See notes to condensed consolidated financial statements.

CIFC CORP. AND ITS SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,
	2012	2011
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(144,064)	$(339,280)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net premium and discount (accretion) amortization on investments, loans and debt issuance costs	690	2,593
Share-based compensation	1,568	555
Net (gain) loss on investments at fair value	(434)	(2,209)
Net (gain) loss on liabilities at fair value	9,400	4,501
Net (gain) loss on loans	—	37
Net other (gain) loss	486	81
Net changes in undesignated derivatives	—	(7,416)
Net gain on the sale of management contract	(5,772)	—
Depreciation and amortization	13,325	11,572
Impairment of intangible assets	1,771	1,104
Loss on disposal of equipment and improvements	1,417	—
Lease expense greater (less) than payments	345	7
Deferred income tax expense (benefit)	2,798	(2,627)
Consolidated Variable Interest Entity Related:
Net premium and discount (accretion) amortization on investments, loans and debt issuance costs	(1,443)	(2,291)
Net (gain) loss on investments at fair value	(266,614)	266,910
Net (gain) loss on liabilities at fair value	582,124	200,655
Net (gain) loss on loans	727	(1,513)
Net other (gain) loss	—	19
Provision for loan losses	—	15,413
Net changes in undesignated derivatives	(1,021)	2,806
Changes in operating assets and liabilities:
Due from brokers	(5,504)	5,228
Net (purchases) sales of investments at fair value	435	263,420
Receivables	(1,392)	1,053
Prepaid and other assets	122	1,593
Due to brokers	13,926	(11,544)
Accrued and other liabilities	(6,458)	(3,897)
Consolidated Variable Interest Entity Related:
Due from brokers	(46,072)	36,624
Net (purchases) sales of investments at fair value	(214,965)	35,734
Receivables	(10,338)	4,646
Prepaid and other assets	(6,874)	33
Due to brokers	196,577	(92,476)
Accrued and other liabilities	4,185	(942)
Net cash provided by (used in) operating activities	118,945	390,389
CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted cash and cash equivalents	497	(1,728)
Proceeds from the sale of the DFR MM CLO	36,500	—
Proceeds from the sale of management contract	6,468	—
Proceeds from the sale of investments at fair value previously classified as available-for-sale	—	2,601
Principal receipts on investments at fair value previously classified as available-for-sale	—	315
Principal receipts on loans held for sale previously classified as held for investment	—	11
Net cash (paid) acquired from strategic transactions	(4,525)	(4,306)
Purchases of equipment and improvements	(1,763)	(35)
Consolidated Variable Interest Entity Related:
Change in restricted cash and cash equivalents	(169,735)	30,326
Principal receipts on loans held for investment	—	72,051
Proceeds from sale of loans held for investment	—	6,303
Principal receipts on loans held for sale previously classified as held for investment	1,118	157
Proceeds from sale of loans held for sale previously classified as held for investment	—	4,106
Net cash provided by (used in) investing activities	(131,440)	109,801
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (payments) under repurchase agreements	—	(246,921)
Repurchases of common stock	(3,768)	—
Payment of stock and debt issuance costs	—	(1,934)
Payment to settle warrants	(72)	—
Deferred purchase payments and payments on contingent liabilities	(16,455)	(4,618)
Consolidated Variable Interest Entity Related:
Proceeds from issuance of long-term debt	884,091	105,700

See notes to condensed consolidated financial statements.

Payments made on long-term debt	(824,249)	(374,813)
Net cash provided by (used in) financing activities	39,547	(522,586)
Foreign currency translation	2	18
Net increase (decrease) in cash and cash equivalents	27,054	(22,378)
Cash and cash equivalents at beginning of period	35,973	50,106
Cash and cash equivalents at end of period	$63,027	$27,728
SUPPLEMENTAL DISCLOSURE:
Cash paid for interest	$2,996	$3,777
Cash paid for income taxes	1,624	2,446
Non-cash acquisition of equipment and improvements	2,234	—
Consolidated Variable Interest Entity Related:
Cash paid for interest	66,305	42,535
Settlement of interest receivables with increases in principal	3,887	3,813

See notes to condensed consolidated financial statements.

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	ORGANIZATION

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

Business Overview

We establish and manage investment products for various types of investors, including pension funds, hedge funds and other asset management firms, banks, insurance companies and other types of institutional investors located primarily in North America, Europe, Asia and Australia. Our existing investment products are primarily collateralized loan obligations ("CLOs") and also include collateralized debt obligations ("CDOs") and other investment vehicles. For a detailed description of CLOs see Collateralized Loan Obligations in Note 4. The investment advisory fees paid to us by these investment products are our primary source of revenue and are generally paid on a quarterly basis and are ongoing as long as we manage the products. Investment advisory fees typically consist of management fees based on the amount of assets held in the investment product and, in certain cases, incentive fees based on the returns generated for certain investors.

We formerly managed our own fixed income investments, which included SSCLs and other corporate debt. This was primarily accomplished through our investments in the DFR Middle Market CLO, Ltd. (the “DFR MM CLO”) prior to their sale. We had historically consolidated the DFR MM CLO as we owned all of its subordinated notes. On February 7, 2012 we completed the sale of our investments in and our rights to manage the DFR MM CLO and deconsolidated this entity. Historically, our fixed income investments also included significant investments in residential mortgage-backed securities (“RMBS”) until we made the decision to liquidate this portfolio during the second quarter of 2011.  Additionally, we also may utilize our liquidity to acquire SSCLs, generally to warehouse such SSCLs until they can be included as collateral for new CLOs and other funds we manage.

We are required to consolidate into our financial statements certain variable interest entities (“VIEs”), which include certain of the CLOs, CDOs and other entities we manage, in accordance with consolidation guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810—Consolidation (“ASC Topic 810”), as amended by Accounting Standards Update (“ASU”) 2009-17 (“ASU 2009-17”) as they are VIEs with respect to which we are deemed to be the primary beneficiary. See Variable Interest Entities in Note 2 for additional information.

2.	ACCOUNTING POLICIES AND RECENT ACCOUNTING UPDATES

Basis of Presentation— We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and they are in the form prescribed by the Securities and Exchange Commission (the “SEC”) pursuant to Regulation S-X and the instructions to Form 10-Q. Accordingly, we do not include all of the information and footnotes for complete financial statements. The interim unaudited condensed consolidated financial statements should be read in conjunction with our audited financial statements as of and for the year ended December 31, 2011, which are included in our Annual Report on Form 10-K filed with the SEC on March 30, 2012 (our “2011 10-K”). In our opinion, all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of our financial position, results of operations and cash flows have been included. The nature of our business is such that the results of any interim period information are not necessarily indicative of results for a full year.

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

For CLOs and CDOs, if we are deemed to (i) have the power to direct the activities of the CLO or CDO that most significantly impact the economic performance and (ii) either the obligation to absorb losses or the right to receive benefits that could be significant to the CLO or CDO, then we are deemed to be the primary beneficiary of the CLO or CDO and are required to consolidate the CLO or CDO. Generally, our contractual relationship as collateral manager of the CLOs and CDOs described herein satisfies criteria (i) of the prior sentence, and our ownership interests in and/or ability to earn certain incentive or other management fees in certain of our CLOs and CDOs can (but does not always) satisfy criteria (ii).

We have a variable interest in each of the CLOs and CDOs we manage due to the provisions of their respective management agreements and direct investments in certain of the CLOs. With respect to these direct investments, as of September 30, 2012, we own a small portion of the total debt and subordinated notes issued by the CLOs. Where we have a direct investment, it is typically in the unrated, junior subordinated tranches of the CLOs. These unrated, junior subordinated tranches, referred to herein as “subordinated notes,” take the form of either subordinated notes or preference shares. For a detailed description of CLOs see Note 4.

As of September 30, 2012, we consolidated 23 CLOs and one CDO (the “Consolidated CLOs”) under the amendments to ASC Topic 810. The Consolidated CLOs are comprised of: (i) six CLOs and one CDO we began to consolidate on January 1, 2010 (the adoption date of the amendments to ASC Topic 810), (ii) four CLOs we began to consolidate on June 9, 2010 in conjunction with the acquisition of Columbus Nova Credit Investments Management LLC (“CNCIM”), (iii) ten CLOs we began to consolidate on April 13, 2011 in conjunction with the Merger (the “CIFC CLOs”), and (iv) three new CLOs closed or newly consolidated during 2012. The three newly consolidated CLOs include (i) CIFC Funding 2011-I, Ltd. (“CIFC CLO 2011-I”) which we began to consolidate upon its close in January 2012, (ii) CIFC Funding 2012-I, Ltd. ("CIFC CLO 2012-I") which we began to consolidate upon its close in July 2012, and (iii) Navigator CDO 2006, Ltd. ("Navigator 2006 CLO") which we began to consolidate on the closing date of the GECC transaction (as described in Note 3). See Consolidated CLOs in Note 4 for additional discussion of our Consolidated CLOs.

As of September 30, 2012, we had a variable interest in 22 additional CLOs and CDOs that were not consolidated as we are not the primary beneficiary with respect to those VIEs. Our maximum exposure to loss associated with unconsolidated CLOs and CDOs is limited to future investment advisory fees and receivables. We recorded investment advisory fee receivables totaling $0.7 million and $0.9 million from the unconsolidated CLOs and CDOs as of September 30, 2012 and December 31, 2011, respectively.

As of September 30, 2012, we also consolidated a special purpose vehicle, CIFC Funding 2012-III, Ltd. ("CIFC 2012-III Warehouse"), an entity with a structure similar to a CLO that was created to warehouse SSCL's prior to the close of new CLOs. See CIFC 2012-III Warehouse in Note 4 for more information.

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

The types of assets included in Level 1 are generally equity securities or derivatives listed on an exchange with active markets. We held no Level 1 securities as of September 30, 2012 or December 31, 2011.

Level 2—inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, quoted prices for identical assets and liabilities in inactive markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Our assets and liabilities generally included in this category are loans where asset valuations are provided by third-party pricing services or our comparable companies pricing model, corporate bonds and investments in CLOs or CDOs where asset valuations are provided by third-party pricing services (prior to our valuation methodology change effective December 31, 2011), long-term debt of our Consolidated CLOs (prior to our valuation methodology change effective September 30, 2011) and the Warehouse TRS.

Level 3—inputs to the valuation methodology include significant unobservable inputs to the fair value measurement. This includes situations where there is little, if any, market activity for the asset or liability.

Our assets and liabilities generally included in this category are corporate bonds, investments in CLOs or CDOs, loans where asset valuations are not provided by third-party pricing services or our comparable companies pricing model, warrants, long-term debt of our Consolidated CLOs (including the subordinated notes) and the conversion feature contained in our senior subordinated convertible notes ("Convertible Notes").

Determination of Fair Values

As defined in ASC Topic 820, fair value is the price a market participant would receive in the sale of an asset, or pay to transfer a liability, in an orderly transaction at the measurement date. Where available, fair value is based on observable market prices or parameters or is derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are utilized. These valuation models involve our estimation and judgment, the degree of which is dependent on both the price transparency for the instruments or market and the instruments’ complexity. Assets and liabilities recorded at fair value in the condensed consolidated financial statements are categorized for disclosure purposes based on the level of judgment associated with the inputs used to measure their value as described above. Transfers between levels of the fair value hierarchy are recognized at the end of the reporting period.

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

The fair value process is monitored by our Valuation Committee. The Valuation Committee is chaired by our Chief Investment Officer and is comprised of investment, finance, valuation and risk management professionals. The purpose of the committee is to oversee the pricing policy and procedures by ensuring objective and reliable valuation practices and pricing of financial instruments, as well as addressing fair valuation issues and approving changes to valuation methodologies and pricing sources.  Meetings are held regularly to discuss and analyze the significant assumptions utilized in our internally developed models and to review the valuations provided by third-party pricing services for reasonableness. We engage reputable third-party pricing services and regularly review the valuation methodologies provided by those third-party pricing services to ensure the fair value measurement provided by those services is in accordance with ASC Topic 820.

The following is a description of our valuation methodologies for financial assets and liabilities measured at fair value by class as required by ASC Topic 820, including the general classification of such instruments pursuant to the valuation hierarchy described above. Under certain market conditions, we may make adjustments to the valuation methodologies described below. We maintain a consistent policy for the process of identifying when and by how such adjustments should be made. To the extent that we make a significant fair value adjustment, the valuation classification would generally be considered Level 3 within the fair value hierarchy.  We determined our classes of financial assets and liabilities based on our analysis of the nature, characteristics and risks of such financial assets and liabilities at fair value.

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

Other Assets—Other assets at fair value primarily represent investments in CLOs or CDOs which are generally valued via a third-party pricing service. The inputs to the valuation include trades, discount rates, forward yield curves, and loan level information (including loan loss, recovery and default rates, prepayment speeds and other security specific information obtained from the trustee and other service providers related to the product being valued). Although the inputs used in the third-party pricing service’s valuation model are generally obtained from active markets and are observable, the third-party pricing service does not provide sufficient visibility into their pricing model, and as such effective December 31, 2011, we concluded other assets priced in this manner would be classified as Level 3 within the fair value hierarchy. Prior to this change, other assets priced in this manner were classified as Level 2. When a value from a third-party pricing service is unavailable, the value may be based on an internally developed discounted cash flow model which includes unobservable market inputs or by broker quote.  Inputs to the internally developed model include the structure of the product being valued, estimates related to loan default, recovery and discount rates. Other assets valued in this manner are classified as Level 3 within the fair value hierarchy.

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

Reclassifications—Certain amounts in the condensed consolidated statement of cash flows for the nine months ended September 30, 2011 have been reclassified to conform to the presentation for the nine months ended September 30, 2012.

Recent Accounting Updates—In May 2011, the FASB issued ASU No. 2011-4, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-4”). ASU 2011-4 amends ASC Topic 820 to converge the fair value framework between U.S. GAAP and International Financial Reporting Standards. ASU 2011-4 clarifies existing fair value measurement guidance, updates the fair value measurement principles for certain financial instruments and expands fair value disclosure requirements. ASU 2011-4 is effective for fiscal years and interim reporting periods within those fiscal years beginning after December 15, 2011. We have adopted ASU 2011-4 and the adoption did not have a material impact on our condensed consolidated financial statements.  The additional disclosures required by ASU 2011-4 are included within Note 5.

In June 2011, the FASB issued ASU No. 2011-5, Presentation of Comprehensive Income (“ASU 2011-5”). ASU 2011-5 amends ASC Topic 220—Comprehensive Income to require entities to report components of comprehensive income either in a single continuous statement of comprehensive income or two separate but consecutive statements. ASU 2011-5 does not change the items that must be reported in other comprehensive income. ASU 2011-5 is effective for interim and annual reporting periods beginning after December 15, 2011. We have adopted ASU 2011-5 and we have elected to present a separate statement of comprehensive income.

In September 2011, the FASB issued ASU No. 2011-8, Testing Goodwill for Impairment (“ASU 2011-8”). ASU 2011-8 amends ASC Topic 350—Intangibles—Goodwill and Other to simplify how entities test goodwill for impairment. The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. ASU 2011-8 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. We have adopted these amendments and do not expect the amendments to have a material impact on our condensed consolidated financial statements. We perform our goodwill impairment test in the fourth quarter of each year, and on an interim basis if necessary.

3.	STRATEGIC TRANSACTIONS

GECC Transaction

On September 24, 2012 (the "Closing Date"), the Company closed a five year strategic relationship with General Electric Capital Corporation's (“GE Capital”) Bank Loan Group. The Company believes that this strategic relationship could provide CIFC with significant new opportunities to create new CIFC-managed investment products, including those involving GE Capital loan originations and/or vehicles which GE Capital provides financing. Further, partnering with GE Capital positions the Company for unique opportunities given GE Capital's strength as a leading corporate lender coupled with CIFC's loan asset management platform.

Pursuant to the transaction: (i) a commercial council (the “Commercial Council”) comprised of senior members of both GE Capital and the Company was formed to explore joint business opportunities; (ii) the Company and GE Capital entered into a referral agreement (the “Referral Agreement”) pursuant to which (a) GE Capital will refer certain potential investment advisory clients (“Referred Clients”) to the Company for a period of five years (which may be extended for up to two consecutive one year periods) and (b) the Company is obligated to pay GE Capital 15% of any advisory fees in excess of $9.0 million earned from Referred Clients in the aggregate; and (iii) GE Capital Debt Advisors LLC, a wholly owned indirect subsidiary of GE Capital (“GECDA”), exited the business of providing certain loan management services to third parties and assigned to CIFCAM its role as manager of four “Navigator” CLOs (the “Navigator Management Agreements”). The transaction described in this paragraph shall hereinafter be referred to as the “GECC Transaction”.

The GECC Transaction is considered a taxable business combination in accordance with ASC Topic 805-Business Combinations (“ASC Topic 805”). As consideration for the GECC Transaction, on the Closing Date the Company (i) issued 1.0 million shares of its common stock to GE Capital Equity Investments, Inc., a wholly-owned subsidiary of GE Capital (“GECEII”), with a Closing Date fair value of $7.5 million, (ii) issued a warrant to GECEII to purchase 2.0 million shares of a newly created class of non-voting stock (the “GECEII Warrant”) at a per share exercise price of $6.375 with an estimated Closing Date fair value of $3.7 million and (iii) paid to GECDA $4.5 million in cash, subject to certain adjustments.

On the Closing Date, the Company and GECEII entered into an investment agreement setting forth certain rights and obligations of GECEII as a stockholder of the Company, including a right of GECEII to designate a member of the board of directors (the "Board") so long as GECEII (together with its affiliates) owns at least 5% of the outstanding capital stock of the Company, calculated assuming the full conversion of all outstanding Convertible Notes into common stock and the full exercise of the GECEII Warrant.

Calculation of the purchase consideration in accordance with ASC Topic 805 is as follows:

	(In thousands, except share and per share information)
Shares issued	1,000,000
Multiplied by Closing Date share price	$7.51	(1)
Value of shares	$7,510

Warrants issued	2,000,000
Multiplied by Closing Date estimated fair value per warrant	$1.83	(2)
Value of warrants	$3,660

Cash	$4,525
Total purchase consideration	$15,695
 _________________________________

(1)	Represents the closing price of the Company's common stock on the Closing Date.

(2)	The estimated fair value per warrant was determined utilizing a Black-Scholes model with the assistance of an independent valuation firm.

 The following is a summary of the recognized amounts of assets acquired and liabilities assumed as a result of the GECC Transaction:

(In thousands)
Receivables	$147
Identifiable intangible assets	7,470
Excess of purchase consideration over identifiable net assets acquired - Goodwill	8,078
$15,695

The fair values of the assets acquired were estimated by management with the assistance of an independent valuation firm. The identifiable intangible assets acquired by asset class are as follows:

	Closing Date Estimated Fair Value	Closing Date Estimated Average Remaining Useful Life
	(In thousands)	(In years)
Intangible asset class:
Investment management contracts	$3,660	3
Referral Arrangement	3,810	7
	$7,470

The fair value of the intangible assets related to the Navigator Management Agreements were determined utilizing an excess earnings approach based upon projections of future investment advisory fees from the CLOs. Significant inputs to the investment advisory fee projections include the structure of the CLOs and estimates related to loan default, recovery and discount rates. The intangible assets related to the management contracts are amortized based on a ratio of expected discounted cash flows from the contracts over their expected remaining useful lives.

The fair value of the intangible asset related to the Referral Arrangement (a defined term intended to encompass both referrals under the Referral Agreement described herein and any other business GE Capital may refer to us) was determined utilizing an excess earnings approach based upon projections of future revenues generated from the relationship. Significant inputs utilized in the projections include the structure of potential new investment vehicles generating revenues, the timing of investments in such vehicles and discount rates. The intangible assets related to the Referral Arrangement will be amortized based on estimated discounted cash flows of the significant projected future revenue streams. See Note 9 for additional disclosures regarding intangible assets.

Tax deductible goodwill of $8.1 million is the excess of the total purchase consideration over the identifiable tangible and intangible assets acquired in the GECC Transaction. This goodwill relates to the additional strategic opportunities that management believes will be available to the Company as a result of the association with GE Capital primarily sourced through the Commercial Council, including, but not limited to (i) growth in AUM, (ii) newly developed CIFC-managed investment products and business lines and (iii) preferred access to GE Capital originated loans.

CIFC considered whether the requirement under the Referral Agreement for the Company to pay GE Capital 15% of any investment advisory fee in excess of the first $9.0 million that we receive from Referred Clients constituted contingent consideration for the GECC Transaction. Management determined that the estimated fair value for this obligation was immaterial as of the Closing Date. Future payments to GE Capital under the Referral Agreement, if any, will be accounted for under ASC Topic 450 - Contingencies.

Management is still in the process of finalizing the purchase price calculations and allocations related to identifiable intangible assets, goodwill and contingent liabilities, pending finalization of revenue projections.

The Company expensed GECC Transaction-related costs as incurred. For the three and nine months ended September 30, 2012, the Company incurred costs related to the GECC Transaction of $0.7 million which are recorded within strategic transactions expenses in the condensed consolidated statements of operations.

Pro forma disclosures have not been provided for the GECC Transaction as retrospective application requires significant estimates of amounts which the Company is unable to distinguish objectively. Principally, the GECC transaction did not include the acquisition of a stand-alone business that had financial statements. Given the strategic nature of the transaction, a significant amount of the expected benefits are based on future revenue streams from products that have not yet been developed. Investment advisory fee revenues related to the Navigator Management Agreements prior to the Closing Date of the GECC transaction (and therefore excluded from net income attributable to CIFC Corp.) were $1.0 million and $3.4 million for the three and nine months ended September 30, 2012, respectively, and $1.4 million and $4.6 million for the three and nine months ended September 30, 2011, respectively. This includes investment advisory fees from Navigator 2006 CLO which would have been eliminated in consolidation of $0.4 million and $1.2 million for the three and nine months ended September 30, 2012, respectively, and $0.4 million and $1.2 million for the three and nine months ended September 30, 2011, respectively.

During the three months ended September 30, 2012 the Company recorded net income attributable to CIFC Corp. of $18,000 related to the investment advisory fees from the Navigator CLOs which represents accrued investment advisory fees from the Navigator Management Agreements from the Closing Date through September 30, 2012.

As a result of the GECC Transaction, the Company consolidated one Navigator CLO, Navigator 2006 CLO. As of the Closing Date, the Company consolidated assets of $316.8 million and non-recourse liabilities of $313.2 million related to this CLO. As of September 30, 2012, the Company consolidated assets of $320.0 million and non-recourse liabilities of $314.0 million related to this CLO. For the three months ended September 30, 2012, the Company recorded a net income of $0.9 million related to Navigator 2006 CLO within net results of Consolidated Variable Interest Entities.

Merger with Legacy CIFC

On April 13, 2011 (the “Merger Closing Date”), we completed the Merger with Legacy CIFC. As a result of the Merger, Legacy CIFC became CIFCAM and a wholly-owned subsidiary of CIFC. The consideration for the Merger paid or payable to CIFC Parent Holdings LLC (“CIFC Parent”), the sole stockholder of Legacy CIFC, consisted of (i) 9,090,909 shares of our common stock, (ii) $7.5 million in cash, payable in three equal installments of $2.5 million (subject to certain adjustments), the first of which was paid on the Merger Closing Date, the second of which was paid on April 13, 2012 and the final installment is payable on the second anniversary of the Merger Closing Date, (iii) $4.2 million in cash as consideration for the cash balance at Legacy CIFC on the Merger Closing Date (adjusted for certain items), (iv) out-of pocket costs and expenses incurred by Legacy CIFC and CIFC Parent in connection with the Merger of approximately $2.9 million, (v) the first $15.0 million of incentive fees received by the combined company from certain CLOs managed by CIFCAM as of the Merger Closing Date, (vi) 50% of any incentive fees in excess of $15.0 million in the aggregate received by the combined company over the next ten years from certain CLOs managed by CIFCAM as of the Merger Closing Date and (vii) payments relating to the present value of any such incentive fees from certain CLOs managed by CIFCAM as of the Merger Closing Date that remain payable to the combined company after the tenth anniversary of the Merger Closing Date. The Merger is reflected in our condensed consolidated financial statements as of December 31, 2011 and September 30, 2012, and for the period from the Merger Closing Date to September 30, 2012.

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
 _________________________________

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
 _________________________________

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
	$49,900

The fair value of the intangible assets related to the investment management contracts of CIFCAM and CypressTree, were determined utilizing an excess earnings approach based upon projections of future investment advisory fees from the CLOs. Significant inputs to the investment advisory fee projections include the structure of the CLOs and estimates related to loan default, recovery and discount rates. The intangible assets related to the management contracts are amortized based on a ratio of expected discounted cash flows from the contracts over their expected remaining useful lives. The fair value of the intangible assets related to the “Commercial Industrial Finance Corp.” and “CIFC” trade names and technology were determined utilizing a relief from royalty method applied to expected cash flows and are amortized on a straight-line basis over their estimated remaining useful lives. The fair value of the intangible assets associated with the non-compete agreements was determined using a lost cash flows analysis and are amortized on a straight-line basis over the estimated remaining useful life.  See Note 9 for additional disclosures regarding our intangible assets.

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

Goodwill of $56.6 million is the excess of the total purchase consideration over the identifiable tangible and intangible assets acquired in the Merger. Goodwill relates to (i) the additional strategic opportunities that we believe will be available to us as a result of our increased scale, improved financial condition, an experienced management team and the addition of the CIFCAM CLO fund family, which has market leading performance in the U.S. managed CLO segment, (ii) the expected close of new CLOs and other investment products based on our corporate credit expertise and (iii) the expected cost synergies from the Merger.

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

We expensed Merger-related costs (other than those related to stock issuance) as incurred. For the three and nine months ended September 30, 2011, we incurred costs related to the Merger of $0.2 million and $3.3 million, respectively, offset by $0.1 million and $1.8 million of reclassifications to additional paid-in capital for stock issuance costs for the same periods, for net expenses of $0.1 million and $1.5 million for the three and nine months ended September 30, 2011, respectively, recorded within strategic transactions expenses in the condensed consolidated statements of operations.

We finalized our accounting for the Merger during the fourth quarter of 2011.

4.	CLOs AND CONSOLIDATED VARIABLE INTEREST ENTITIES

Collateralized Loan Obligations

The term CLO (which for purposes of the discussion in this note also includes the term CDO unless otherwise noted) generally refers to a special purpose vehicle that owns a portfolio of investments (SSCLs in the case of CLOs and typically asset-backed or other securities in the case of CDOs) and issues various tranches of debt and subordinated note securities to finance the purchase of those investments. The investment activities of a CLO are governed by extensive investment guidelines, generally contained within a CLO’s “indenture” and other governing documents which limit, among other things, the CLO’s maximum exposure to any single industry or obligor and limit the ratings of the CLO’s assets. Most CLOs have a defined investment period which they are allowed to make investments and reinvest capital as it becomes available.

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

Consolidated Variable Interest Entities

Consolidated CLOs

Consolidated CLOs with assets of $9.1 billion and non-recourse liabilities of $8.9 billion were consolidated into our condensed consolidated financial statements as of September 30, 2012. Consolidated CLOs with assets of $8.0 billion and non-recourse liabilities of $7.7 billion were consolidated into our condensed consolidated financial statements as of December 31, 2011. Although we consolidate all of the assets, liabilities and subordinated notes of the Consolidated CLOs, our maximum exposure to loss related to the Consolidated CLOs is limited to our investments and beneficial interests in the Consolidated CLOs ($37.6 million and $7.0 million as of September 30, 2012 and December 31, 2011, respectively), our investment advisory fee receivables from the Consolidated CLOs ($2.3 million and $2.1 million as of September 30, 2012 and December 31, 2011, respectively), and our future investment advisory fees, all of which are eliminated upon consolidation.

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

Net income (loss) recorded for the Consolidated CLOs is not indicative of the cash flow distributions we receive from the Consolidated CLOs. For the three and nine months ended September 30, 2012 we recorded net losses of $169.0 million and $137.8 million, respectively, within our condensed consolidated statements of operations related to the Consolidated CLOs. For the three and nine months ended September 30, 2011 we recorded net losses of $218.8 million and $329.2 million, respectively, within our condensed consolidated statements of operations related to the Consolidated CLOs.

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

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
	(In thousands)
Investment advisory fees	$13,775	$12,619	$36,657	$30,304
Interest on debt investments	36	34	109	104
Subordinated note distributions	1,363	746	2,414	2,439
Total cash flow distributions	$15,174	$13,399	$39,180	$32,847

DFR MM CLO

We consolidated the DFR MM CLO since its inception in 2007 because we owned all of its subordinated notes.  On February 7, 2012, we sold our investments in and our rights to manage the DFR MM CLO for $36.5 million and deconsolidated the entity. This resulted in a deconsolidation of assets of $108.9 million and liabilities of $72.4 million. We did not elect the fair value option for the assets and liabilities of DFR MM CLO.  As of December 31, 2011, we consolidated assets of $130.3 million (primarily cash and loan investments classified as held for sale as described in further detail at Note 6) and liabilities of $93.6 million (primarily long-term debt carried at par) related to the DFR MM CLO. Although we consolidated all of the assets and liabilities of DFR MM CLO, our maximum exposure to loss on our investment in this entity had been limited to our initial investment of $69.0 million ($50.0 million of subordinated notes and $19.0 million of debt). The economic impact of our investments in DFR MM CLO had been determined by the cash distributed to us on our investment therein which, from the date of our initial investment through the date of sale, totaled $52.2 million on our subordinated notes investment and $4.8 million in interest on our debt investment. The DFR MM CLO’s debt holders had recourse only to the assets of the DFR MM CLO and not to our general assets.

For the three and nine months ended September 30, 2012, we recorded net losses of zero and $0.2 million, respectively, in net results of Consolidated VIEs within our condensed consolidated statements of operations related to the DFR MM CLO.  For the three and nine months ended September 30, 2011, we recorded a net losses of $5.2 million and $5.0 million, respectively, in net results of Consolidated VIEs within our condensed consolidated statements of operations related to the DFR MM CLO.  For the three and nine months ended September 30, 2011, we received cash flow distributions from the DFR MM CLO consisting of interest on our debt investment of $0.2 million and $0.6 million, respectively, and distributions on our subordinated note investment of $2.8 million and $9.4 million, respectively, which were eliminated in consolidation. No distributions were received during the three and nine months ended September 30, 2012.

Warehouse SPV

We consolidated the Warehouse SPV since its inception during the second quarter of 2011. We deconsolidated the Warehouse SPV in January 2012 in conjunction with the settlement of the Warehouse TRS and the closing of CIFC CLO 2011-I.  We consolidated assets of $46.5 million and liabilities of $0.6 million related to the Warehouse SPV as of December 31, 2011. Although we had consolidated all of the assets and liabilities of the Warehouse SPV, our maximum exposure to loss was limited to our investment in this entity, which was $46.5 million as of December 31, 2011. For the three and nine months ended

September 30, 2012, we recorded net income of zero and $1.4 million, respectively, in net results of Consolidated VIEs within our condensed consolidated statements of operations for the Warehouse SPV. For the three and nine months ended September 30, 2011, we recorded net losses of $5.6 million and $5.0 million, respectively, in net results of Consolidated VIEs within our condensed consolidated statements of operations for the Warehouse SPV.  See Note 7 for more information on the Warehouse SPV and its investment, the Warehouse TRS.

CIFC 2012-III Warehouse

In September 2012, we began consolidating a special purpose vehicle, CIFC 2012-III Warehouse, an entity with a structure similar to a CLO that was created to warehouse SSCL's prior to the close of new CLOs. Our maximum exposure to loss related to CIFC 2012-III Warehouse is limited to our $25.2 million investment (as of September 30, 2012) in the entity. We consolidated assets of $38.1 million and liabilities of $12.9 million related to the CIFC 2012-III Warehouse as of September 30, 2012. For the three and nine months ended September 30, 2012, we recorded net income of $0.1 million in net results of Consolidated VIEs within our condensed consolidated statements of operations for CIFC 2012-III Warehouse.

5.	FAIR VALUE OF FINANCIAL INSTRUMENTS

Assets and liabilities measured at fair value on a recurring basis

The following tables present the financial instruments carried at fair value on a recurring basis, by class and by level within the ASC Topic 820 valuation hierarchy:

	September 30, 2012
	Level 1	Level 2	Level 3	Estimated Fair Value
	(In thousands)
Assets
Investments and derivative assets of Consolidated Variable Interest Entities
Loans	$—	$8,162,128	$5,466	$8,167,594
Corporate bonds	—	—	74,826	74,826
Other	—	—	78,848	78,848
Derivative assets	—	—	50	50
Total investments and derivative assets of Consolidated Variable Interest Entities	—	8,162,128	159,190	8,321,318
Total Assets	$—	$8,162,128	$159,190	$8,321,318
Liabilities
Contingent liabilities at fair value	$—	$—	$34,724	$34,724
Liabilities at fair value of Consolidated Variable Interest Entities
Long-term debt	—	—	8,535,621	8,535,621
Total liabilities of Consolidated Variable Interest Entities	—	—	8,535,621	8,535,621
Total Liabilities	$—	$—	$8,570,345	$8,570,345

	December 31, 2011
	Level 1	Level 2	Level 3	Estimated Fair Value
	(In thousands)
Assets
Investments and derivative assets of Consolidated Variable Interest Entities
Loans	$—	$7,327,141	$19,729	$7,346,870
Corporate bonds	—	—	154,096	154,096
Other	—	—	47,806	47,806
Derivative assets	—	—	5,281	5,281
Total investments and derivative assets of Consolidated Variable Interest Entities	—	7,327,141	226,912	7,554,053
Total Assets	$—	$7,327,141	$226,912	$7,554,053
Liabilities
Contingent liabilities at fair value	$—	$—	$39,279	$39,279
Liabilities at fair value of Consolidated Variable Interest Entities
Derivative liabilities	—	6,252	—	6,252
Long-term debt	—	—	7,559,568	7,559,568
Total liabilities of Consolidated Variable Interest Entities	—	6,252	7,559,568	7,565,820
Total Liabilities	$—	$6,252	$7,598,847	$7,605,099

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

	Level 3 Financial Assets at Fair Value
	Three months ended September 30, 2012					Nine months ended September 30, 2012
	Investment and Derivative Assets of Consolidated Variable Interest Entities					Investment and Derivative Assets of Consolidated Variable Interest Entities
	Loans	Corporate Bonds	Other	Derivative Assets	Total	Loans		Corporate Bonds		Other		Derivative Assets	Total
	(In thousands)
Estimated fair value, beginning of period	$4,371	$107,912	$72,644	$56	$184,983	$19,729		$154,096		$47,806		$5,281	$226,912
Transfers into Level 3	—	—	—	—	—	4,058	(1)	—		—		—	4,058
Transfers out of Level 3	—	—	—	—	—	(5,453)	(2)	—		—		—	(5,453)
Transfers in due to consolidation or acquisition	660	—	863	—	1,523	660		—		863		—	1,523
Transfers out due to deconsolidation	—	—	—	—	—	—		(5,708)		—		—	(5,708)
Transfers between classes	—	—	—	—	—	—		(33,290)	(3)	33,290	(3)	—	—
Net realized/unrealized gains (losses)	325	811	10,662	(6)	11,792	1,658		6,341		12,626		(5,227)	15,398
Purchases	185	—	—	—	185	436		—		7,255		—	7,691
Sales	—	(33,897)	(432)	—	(34,329)	(1,430)		(45,450)		(10,245)		(4)	(57,129)
Settlements	(75)	—	(4,889)	—	(4,964)	(14,192)		(1,163)		(12,747)		—	(28,102)
Estimated fair value, end of period	$5,466	$74,826	$78,848	$50	$159,190	$5,466		$74,826		$78,848		$50	$159,190
Change in unrealized gains (losses) for the period for the assets held as of the end of the period	$318	$572	$9,323	$(6)	$10,207	$55		$4,922		$7,179		$(11)	$12,145

	Level 3 Financial Assets at Fair Value
	Three months ended September 30, 2011									Nine months ended September 30, 2011
		Investment and Derivative Assets of Consolidated Variable Interest Entities									Investment and Derivative Assets of Consolidated Variable Interest Entities
	Investments at fair value	Loans		Corporate Bonds		Other		Derivative Assets	Total	Investments at fair value	Loans		Corporate Bonds		Other		Derivative Assets	Total
	(In thousands)
Estimated fair value, beginning of period	$—	$8,387		$11,336		$13,948		$481	$34,152	$2,429	$31,476		$14,032		$23,103		$259	$71,299
Net transfers in (out) of Level 3	—	12,859	(4)	5,940	(4)	(1,844)	(6)	8,232	25,187	—	(7,264)	(5)	5,940	(4)	(3,176)	(6)	8,232	3,732
Transfer in due to consolidation or acquisition	—	—		—		—		—	—	—	1,160		239		12,830		276	14,505
Net realized/unrealized gains (losses)	—	(45)		(637)		(502)		(326)	(1,510)	(29)	1,859		356		595		(380)	2,401
Purchases	—	—		—		—		—	—	—	3,482		—		—		—	3,482
Sales	—	—		(40)		(147)		(93)	(280)	(2,140)	—		(40)		(21,897)		(93)	(24,170)
Issuances	—	—		—		—		—	—	—	(16,753)		(7,094)		—		—	(23,847)
Settlements	—	(7,250)		(3,166)		—		—	(10,416)	(260)	(9)		—		—		—	(269)
Estimated fair value, end of period	$—	$13,951		$13,433		$11,455		$8,294	$47,133	$—	$13,951		$13,433		$11,455		$8,294	$47,133
 _________________________________

(1)
The transfers into Level 3 represent loans valued by an internally developed model utilizing unobservable market inputs as of September 30, 2012 which were previously valued by the comparable companies pricing model or a third-party pricing service.

(2)
The transfers out of Level 3 represent loans valued by the comparable companies pricing model or a third-party pricing service as of September 30, 2012 which were previously valued by an internally developed model utilizing unobservable market inputs.

(3)	The transfers between classes represent investments in CLOs and CDOs classified as corporate bonds as of December 31, 2011.

(4)
The transfers into Level 3 represent positions valued by an internally developed model utilizing unobservable market inputs as of September 30, 2011 which were previously valued by the comparable companies pricing model or a third-party pricing service. The transfers into Level 3 were partially offset by positions valued by the comparable companies pricing model or a third-party pricing service which were previously valued by an internally developed model utilizing unobservable market inputs.

(5)
The transfers out of Level 3 represent positions valued by the comparable companies pricing model or a third-party pricing service as of September 30, 2011 which were previously valued by an internally developed model utilizing unobservable market inputs.  These transfers out of Level 3 were partially offset by positions valued by an internally developed model utilizing unobservable market inputs as of September 30, 2011 which were previously valued by the comparable companies pricing model or a third-party pricing service.

(6)
The transfers out of Level 3 represent certain investments valued by the comparable companies pricing model or a third-party pricing service as of September 30, 2011 which were previously valued by an internally developed model utilizing unobservable market inputs.

	Level 3 Financial Liabilities at Fair Value
	Three Months Ended September 30, 2012				Nine Months Ended September 30, 2012
	Contingent Liabilities at Fair Value	Long-term Debt of Consolidated Variable Interest Entities		Total	Contingent Liabilities at Fair Value	Long-term Debt of Consolidated Variable Interest Entities		Total
	(In thousands)
Estimated fair value, beginning of period	$31,796	$7,894,238		$7,926,034	$39,279	$7,559,568		$7,598,847
Transfers into Level 3	—	—		—	—	—		—
Transfers out of Level 3	—	(4,500)	(1)	(4,500)	—	(4,500)	(1)	(4,500)
Transfer in due to consolidation or acquisition	—	313,093		313,093	—	313,093		313,093
Net realized/unrealized (gains) losses	6,059	332,752		338,811	9,400	582,124		591,524
Purchases	—	105		105	—	62,905		62,905
Sales	—	—		—	—	(5,000)		(5,000)
Issuances	—	443,807		443,807	—	821,184		821,184
Settlements	(3,131)	(443,874)		(447,005)	(13,955)	(793,753)		(807,708)
Estimated fair value, end of period	$34,724	$8,535,621		$8,570,345	$34,724	$8,535,621		$8,570,345
Change in unrealized gains (losses) for the period for the liabilities held as of the end of the period	$(5,441)	$(268,358)		$(273,799)	$(9,209)	$(381,878)		$(391,087)

	Level 3 Financial Liabilities at Fair Value
	Three Months Ended September 30, 2012						Nine Months Ended September 30, 2011
	Derivative Liabilities	Contingent Liabilities at Fair Value		Long-term Debt of Consolidated Variable Interest Entities		Total	Derivative Liabilities	Contingent Liabilities at Fair Value		Long-term Debt of Consolidated Variable Interest Entities		Total
	(In thousands)
Estimated fair value, beginning of period	$9,920	$41,004		$483,112		$534,036	$11,155	$—		$202,844		$213,999
Net transfers in (out) of Level 3	—	—		7,006,110	(2)	7,006,110	—	—		7,006,110	(2)	7,006,110
Transfer in due to consolidation or acquisition	—	—		—		—	—	—		265,032		265,032
Net realized/unrealized (gains) losses	(6,190)	1,600		36,043		31,453	(7,425)	4,501		51,279		48,355
Purchases	—	(1,134)	(3)	—		(1,134)	—	39,037	(4)	—		39,037
Sales	—	—		—		—	—	—		—		—
Issuances	—	—		—		—	—	—		—		—
Settlements	—	(2,550)		—		(2,550)	—	(4,618)		—		(4,618)
Estimated fair value, end of period	$3,730	$38,920		$7,525,265		$7,567,915	$3,730	$38,920		$7,525,265		$7,567,915
 _________________________________

(1)
The transfers out of Level 3 represent our purchase of subordinated notes of one of the Consolidated CLOs during the periods presented, which results in the subordinated notes being eliminated in consolidation.

(2)
The transfers into Level 3 represent the change of valuation methodology of the debt of the Consolidated CLOs from an externally developed model to an internally developed model using significant unobservable inputs.

(3)	Represents a change in the initial purchase accounting of the assumed contingent liabilities related to the Merger.

(4)	Represents the contingent deferred payments which were a component of the Merger consideration and contingent liabilities assumed in the Merger as described in further detail in Note 10.

Quantitative Information about Level 3 Assets & Liabilities

ASC Topic 820, as amended by ASU 2011-4, requires disclosure of quantitative information about the significant unobservable inputs used in the valuation of assets and liabilities classified as Level 3 within the fair value hierarchy.  Disclosure of this information is not required in circumstances where a valuation (unadjusted) is obtained from a third-party pricing service and the information regarding the unobservable inputs is not reasonably available to us.  As such, the disclosure provided below provides quantitative information only about the significant unobservable inputs used in the valuation of our contingent liabilities and the long-term debt of our Consolidated CLOs as of September 30, 2012.

The valuation of both our contingent liabilities and the long-term debt of the Consolidated CLOs begins with a model of projected cash flows for the relevant CLO.  In addition to the structure of each of the CLOs (as provided in the indenture for each CLO), the following table provides quantitative information about the significant unobservable inputs utilized in this projection as of September 30, 2012.  Significant increases in any of the significant unobservable inputs, in isolation, will generally have an increase or decrease correlation with the fair value measurement of contingent liabilities and the long-term debt of the Consolidated CLOs, as shown in the table.

Significant Unobservable Input	Range	Impact of Increase in Input on Fair Value Measurement (2)
Default rate (1)	0-3%	Decrease
Recovery rate (1)	70-75%	Increase
Pre-payment rate (1)	20-30%	Decrease
Reinvestment spread above LIBOR	3-4%	Increase
Reinvestment price	99.50	Increase
 _________________________________

(1)	Generally an increase in the default rate would be accompanied by a directionally opposite change in assumption for the recovery and pre-payment rates.

(2)	Conversely, the impact of a decrease in input would have the opposite impact to the fair value as that presented in the table.

The valuation of the contingent liabilities as of September 30, 2012 discounts the investment advisory fees subject to fee-sharing arrangements provided from the projected cash flow model (described above) at discount rates ranging from 6% to 15%.  The discount rate varies by type of investment advisory fee (senior management fee, subordinated management fee, or incentive fee), the priority of that investment advisory fee in the waterfall of the CLO and the relative risk associated with the respective investment advisory fee cash flow projections. Increases (decreases) in the discount rates in isolation would result in a lower (higher) fair value measurement.

The valuation of the long-term debt of the Consolidated CLOs as of September 30, 2012 discounts the cash flows to each tranche of debt and subordinated notes provided from the projected cash flow model (described above) at discount rates ranging from 1.3% to 9.0% above LIBOR for the debt tranches and a discount rate of 15% for the subordinated notes tranches.  The discount rate varies by the original credit rating of each tranche of debt or year of issuance for the subordinated notes. Increases (decreases) in the discount rates in isolation would result in a lower (higher) fair value measurement.

Assets measured at fair value on a nonrecurring basis

Certain assets are measured at fair value on a nonrecurring basis, meaning that the instruments are measured at fair value only in certain circumstances (for example, when held at the lower of cost or fair value). As of September 30, 2012, there were no assets or liabilities measured at fair value on a nonrecurring basis.  The following table presents the financial instruments measured at fair value on a nonrecurring basis, by caption in the condensed consolidated balance sheets and by level within the ASC Topic 820 valuation hierarchy as of December 31, 2011:

	Level 1	Level 2	Level 3		Estimated Fair Value
	(In thousands)
Loans held for sale	$—	$—	$99,595	(1)	$99,595
 _________________________________

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

Carrying Value and Estimated Fair Value of Financial Assets and Liabilities

The carrying amounts and estimated fair values of our financial assets and liabilities for which the disclosure of fair values is required, were as follows:

	As of September 30, 2012		As of December 31, 2011
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(In thousands)
Financial assets:
Cash and cash equivalents (1)	$63,027	$63,027	$35,973	$35,973
Restricted cash and cash equivalents (1)	1,732	1,732	2,229	2,229
Financial assets of Consolidated Variable Interest Entities:
Restricted cash and cash equivalents (1)	700,659	700,659	512,495	512,495
Investments and derivative assets at fair value	8,321,318	8,321,318	7,554,053	7,554,053
Loans held for sale (2)	—	—	99,595	99,595
Financial liabilities:
Deferred purchase payments (3)	6,138	6,138	8,221	8,221
Contingent liabilities at fair value	34,724	34,724	39,279	39,279
Long-term debt:
Convertible Notes (4)	18,025	30,248	17,455	24,743
Junior Subordinated Notes (5)	120,000	43,160	120,000	40,302
Financial liabilities of Consolidated Variable Interest Entities:
Derivative liabilities	—	—	6,252	6,252
Long-term debt:
DFR MM CLO (6)	—	—	93,269	86,955
Consolidated CLOs	8,535,621	8,535,621	7,559,568	7,559,568
_________________________________

(1)	Carrying amounts approximate the fair value due to the short-term nature of these instruments.

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

(4)
The estimated fair value of our Convertible Notes was determined using a third-party valuation firm that used a binomial tree model which utilizes significant unobservable inputs, including volatility and yield assumptions.  This methodology is classified as Level 3 within the fair value hierarchy.

(5)
Junior Subordinated Notes includes both our March and October Junior Subordinated Notes (defined in Note 11). The estimated fair values of our Junior Subordinated Notes were determined using a discounted cash flow model which utilizes significant unobservable inputs, including yield and forward LIBOR curve assumptions.  This methodology is classified as Level 3 within the fair value hierarchy.

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

We historically held investments in loans which were not included within the Consolidated CLOs and for which the fair value option was not elected. During the periods presented, these loans were primarily held within the DFR MM CLO.  The loans held within the DFR MM CLO were classified as loans held for investment (carried at cost, less allowance for loan losses) until September 30, 2011, when all of the loans within DFR MM CLO were reclassified to loans held for sale (carried at lower of cost or fair value) since, as of such date, we no longer intended to hold the loans within the DFR MM CLO to maturity.  As of December 31, 2011, loans held for sale had a carrying value of $99.6 million and was comprised solely of loans held within the DFR MM CLO. The December 31, 2011 carrying value of the loans held for sale within DFR MM CLO was reduced to $12.0 million below its lower of cost or estimated fair value carrying amounts in order to reflect our consolidated net equity position for DFR MM CLO at the net amount expected to be realized upon the sale of our investments in and our rights to manage the DFR MM CLO. On February 7, 2012, we sold our investments in and rights to manage the DFR MM CLO for $36.5 million and deconsolidated the DFR MM CLO.  As of September 30, 2012 we no longer have any loans held for investment or loans held for sale.

For the three and nine months ended September 30, 2012 we recorded net losses of zero and $0.7 million, respectively, on loans held for sale within net gain (loss) from activities of Consolidated Variable Interest Entities on the condensed consolidated statements of operations.  For the three and nine months ended September 30, 2011 we recorded net gains of $0.2 million and $1.5 million, respectively, on loans held for sale and loans held for investment within net gain (loss) from activities of Consolidated Variable Interest Entities on the condensed consolidated statements of operations. In addition, during the three and nine months ended September 30, 2011,we recorded provisions for loan losses of $7.5 million and $15.4 million, respectively, within net gain (loss) from activities of Consolidated Variable Interest Entities on the condensed consolidated statements of operations related to loans held within the DFR MM CLO which were classified as loans held for investment.

7.	DERIVATIVE INSTRUMENTS

The following table is a summary of our derivative instruments:

	Number of Contracts	Notional Amount	Assets	Liabilities	Net Fair Value
		(In thousands)
September 30, 2012:
Warrants	2	n/m	$—	$—	$—
Total derivatives	2	$—	$—	$—	$—
Derivatives of Consolidated Variable Interest Entities:
Warrants	11	n/m	$50	$—	$50
Total derivatives of Consolidated Variable Interest Entities	11	$—	$50	$—	$50
December 31, 2011:
Warrants	2	n/m	$—	$—	$—
Total derivatives	2	$—	$—	$—	$—
Derivatives of Consolidated Variable Interest Entities:
Warrants	11	n/m	$67	$—	$67
Total return swap	1	$218,925	—	(650)	(650)
Unfunded debt commitments	6	99,967	5,214	—	5,214
Unfunded loan commitments	16	83,281	—	(5,602)	(5,602)
Total derivatives of Consolidated Variable Interest Entities	34	$402,173	$5,281	$(6,252)	$(971)
_________________________________
n/m—not meaningful

The following table is a summary of the net gain (loss) on derivatives included in net gain (loss) on investments, loans, derivatives and liabilities in the condensed consolidated statements of operations:

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
	(In thousands)
Embedded Derivative	$—	$6,188	—	7,424
Net gain (loss) on derivatives	$—	$6,188	$—	$7,424

The following table is a summary of the net gain (loss) on derivatives included in net gain (loss) from activities of Consolidated Variable Interest Entities in the condensed consolidated statements of operations:

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
	(In thousands)
Interest rate swaps	$—	$16	$—	$(15)
Warrants	(1)	(327)	(12)	(380)
Total return swap	—	(5,383)	1,414	(4,825)
Unfunded debt commitments	—	4,603	(5,214)	2,087
Unfunded loan commitments	—	(1,334)	5,400	(1,441)
Net gain (loss) on derivatives	$(1)	$(2,425)	$1,588	$(4,574)

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

Unfunded Debt and Loan Commitments

Certain of our Consolidated CLOs have debt structures which include unfunded revolvers. Unfunded debt commitments represent the estimated fair value of those unfunded revolving debt facilities. Our Consolidated CLOs also include holdings of unfunded revolvers of loan facilities. Unfunded loan commitments represent the estimated fair value of those unfunded revolvers of loan facilities. See Note 17 for more information on unfunded loan commitments.

8.	NET GAIN (LOSS) ON INVESTMENTS, LOANS, DERIVATIVES AND LIABILITIES AND NET GAIN (LOSS) FROM ACTIVITIES OF CONSOLIDATED VARIABLE INTEREST ENTITIES

The following table is a summary of the components of our net gain (loss) on investments, loans, derivatives and liabilities:

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
	(In thousands)
Net gain (loss) on investments at fair value	$291	$—	$434	$2,209
Net gain (loss) on liabilities at fair value	(6,059)	(1,600)	(9,400)	(4,501)
Net gain (loss) on loans	—	—	—	(37)
Net gain (loss) on derivatives	—	6,188	—	7,424
Net gain (loss) on investments, loans, derivatives and liabilities	$(5,768)	$4,588	$(8,966)	$5,095

The following table is a summary of the components of our net gain (loss) from activities of Consolidated Variable Interest Entities:

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
	(In thousands)
Investment and interest income	$99,097	$88,198	$295,545	$218,366
Interest expense	25,246	16,917	71,857	42,171
Net investment and interest income	73,851	71,281	223,688	176,195
Provision for loan losses	—	7,549	—	15,413
Net investment and interest income after provision for loan losses	73,851	63,732	223,688	160,782
Net gain (loss) on investments at fair value	108,290	(262,695)	266,614	(266,910)
Net gain (loss) on liabilities at fair value	(332,752)	(17,132)	(582,124)	(200,655)
Net gain (loss) on loans	—	185	(727)	1,513
Net gain (loss) on derivatives	(1)	(2,425)	1,588	(4,574)
Dividend and other income gain (loss)	—	—	—	—
Net gain (loss) from activities of Consolidated Variable Interest Entities	$(150,612)	$(218,335)	$(90,961)	$(309,844)

9.	INTANGIBLE ASSETS

Intangible assets consisted of the following:

	Weighted-Average Remaining Estimated Useful Life	Gross Carrying Amount (1)	Accumulated Amortization	Net Carrying Amount
	(In years)	(In thousands)
September 30, 2012:
Investment management contracts	5.5	$76,047	$34,477	$41,570
Technology	0.0	7,706	7,706	—
Referral arrangement	7.0	3,810	—	3,810
Non-compete agreements	5.3	1,535	401	1,134
Trade name	8.5	1,250	188	1,062
Total intangible assets		$90,348	$42,772	$47,576
December 31, 2011:
Investment management contracts	6.2	$76,748	$25,362	$51,386
Technology	0.5	7,706	5,991	1,715
Non-compete agreements	6.0	2,065	748	1,317
Trade name	9.3	1,250	94	1,156
Total intangible assets		$87,769	$32,195	$55,574
_________________________________

(1)	Gross carrying amounts exclude any amounts related to assets impaired as of the date presented.

During the three and nine months ended September 30, 2012, we recorded amortization of intangible assets of $3.6 million and $13.0 million, respectively. During the three and nine months ended September 30, 2011, we recorded amortization of intangible assets of $4.7 million and $11.1 million, respectively.

The following table presents expected amortization expense of the existing intangible assets:

(In thousands)
Remainder of 2012	$4,373
2013	15,086
2014	10,876
2015	7,111
2016	4,180
2017	2,301
Thereafter	3,649
$47,576

As a result of the GECC Transaction we acquired investment management contract intangible assets of $3.7 million and a referral arrangement intangible asset of $3.8 million during the three months ended September 30, 2012. See Note 3 for additional information.

On January 27, 2012, we completed the sale of our rights to manage Gillespie CLO PLC (“Gillespie”), a European CLO which had been managed by DCM. The sale price was comprised of a $7.1 million payment on the closing date and contingent payments of up to approximately $1.1 million. We recorded a net gain on the sale of Gillespie of $5.8 million within Net gain on the sale of management contract in the condensed consolidated statements of operations for the nine months ended September 30, 2012.  This gain was net of a $0.7 million for impairment of the intangible asset associated with the Gillespie management contract and $0.6 million of outstanding receivables from Gillespie.

During June 2012, we received notice that a holder of the majority of the subordinated notes of Primus CLO I, Ltd. (“Primus I”) exercised their rights to call the CLO for redemption. As a result of the call of Primus I, during the nine months ended September 30, 2012, we recorded a $1.8 million expense to fully impair the intangible asset associated with the Primus I management contract.

10.	CONTINGENT LIABILITIES AT FAIR VALUE

Our contingent liabilities are comprised of contingent deferred payments which were a component of the Merger consideration and contingent liabilities assumed in the Merger as described in Note 3. These contingent liabilities are remeasured at fair value (as described in Note 2) at each reporting date and recorded within contingent liabilities at fair value on the condensed consolidated balance sheets. The estimated fair value of the contingent liabilities are as follows:

	Estimated Fair Value
	September 30, 2012	December 31, 2011
	(In thousands)
Contingent liabilities assumed	$5,340	$16,418
Contingent deferred payments for the Merger	29,384	22,861
Total contingent liabilities	$34,724	$39,279

The following table presents the changes in fair value of contingent liabilities recorded within net gain (loss) on investments, loans, derivatives and liabilities on the condensed consolidated statements of operations:

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012		2011
	(In thousands)
Contingent liabilities assumed	$(1,227)	$(730)	$1,012	(1)	$(930)
Contingent deferred payments for the Merger	(4,832)	(870)	(10,412)		(3,571)
Total net gain (loss) on contingent liabilities	$(6,059)	$(1,600)	$(9,400)		$(4,501)
_________________________________

(1)	Includes a $2.5 million gain to revalue the contingent liabilities associated with Primus I to zero as a result of the call of the CLO. See Note 9 for additional information.

During the three and nine months ended September 30, 2012, we made payments of $1.6 million and $10.1 million, respectively, related to the contingent liabilities assumed in the Merger.  These payments during the three and nine months ended September 30, 2012, included $0.3 million and $6.2 million, respectively, of one-time earn out payments for three of the CypressTree management contracts which will reduce the required payments going forward related to such management contracts.

During the three and nine months ended September 30, 2012, we made payments of $1.6 million and $3.9 million, respectively, related to the contingent deferred payments for the Merger.  As of September 30, 2012 and December 31, 2011, the remaining payments under item (v) as described in Note 3 were $8.3 million and $12.1 million, respectively.

11.	LONG-TERM DEBT

Recourse debt refers to debt where the lenders have recourse to our unencumbered assets to satisfy our obligations under such debt. All of the debt of the Consolidated Variable Interest Entities is non-recourse debt. Non-recourse debt refers to debt where the lenders have recourse only to specific assets pledged as collateral to the lenders.

The following table summarizes our long-term debt:

	Carrying Value	Current Weighted Average Borrowing Rate	Weighted Average Remaining Maturity
	(In thousands)		(In years)
September 30, 2012:
Recourse Debt:
March Junior Subordinated Notes (1)	$95,000	1.00%	23.1
October Junior Subordinated Notes (2)	25,000	3.95%	23.1
Convertible Notes (3)	18,025	9.00%	5.2
Total Recourse Debt	138,025	2.58%	20.8
Consolidated Variable Interest Entities Debt:
Consolidated CLOs (4)	8,535,621	1.17%	7.6
Total long-term debt	$8,673,646	1.19%	7.8
December 31, 2011:
Recourse Debt:
March Junior Subordinated Notes (1)	$95,000	1.00%	23.9
October Junior Subordinated Notes (2)	25,000	3.93%	23.9
Convertible Notes (3)	17,455	8.00%	6.0
Total Recourse Debt	137,455	2.42%	21.6
Consolidated Variable Interest Entities Debt:
DFR MM CLO (5)	93,269	1.68%	7.6
Consolidated CLOs (4)	7,559,568	1.01%	7.3
Total Consolidated Variable Interest Entities Debt	7,652,837	1.02%	7.3
Total long-term debt	$7,790,292	1.04%	7.5
_________________________________

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

(3)
The Convertible Notes principal outstanding of $25.0 million is presented net of a $7.0 million discount as of September 30, 2012 and a $7.5 million discount as of December 31, 2011. The Convertible Notes currently pay interest at the 9.00% stated rate; however, including the discount, the effective rate of interest is 18.14%. The Convertible Notes will mature on December 9, 2017.

(4)
Long-term debt of the Consolidated CLOs is recorded at fair value. This includes the fair value of the subordinated notes issued by the Consolidated CLOs. However, the subordinated notes do not have a stated interest rate and are therefore excluded from the calculation of the weighted average borrowing rate. The par value of the Consolidated CLOs long-term debt (including subordinated notes) was $9.1 billion and $8.9 billion as of September 30, 2012 and December 31, 2011, respectively.

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

During the three months ended September 30, 2012, the Consolidated CLOs issued $443.8 million of debt, paid down $380.1 million of their outstanding debt and distributed $63.7 million to the holders of their subordinated notes. During the nine months ended September 30, 2012, the Consolidated CLOs issued $821.2 million of debt, made net borrowings under revolving credit facilities of $57.8 million, paid down $622.3 million of their outstanding debt and distributed $171.5 million to the holders of their subordinated notes.  Additionally, the consolidation of Navigator 2006 CLO contributed an increase in Consolidated CLO debt of $313.1 million during the three and nine months ended September 30, 2012. The carrying value of the assets of the Consolidated CLOs, which are the only assets to which the Consolidated CLO debt holders have recourse for repayment was $9.1 billion and $8.0 billion as of September 30, 2012 and December 31, 2011, respectively.

12.	EQUITY

Common Stock

Shares of common stock outstanding totaled 20,771,072 and 20,255,430 as of September 30, 2012 and December 31, 2011, respectively.  In addition, we have outstanding Convertible Notes that are convertible into 4,132,231 shares (the “Conversion Shares”) of common stock (such amount may be adjusted in certain events or increased in connection with the payment of in-kind interest at an initial conversion price of $6.05 per share, subject to adjustment).

During the three months ended September 30, 2012, we issued 1,000,000 shares related to the GECC Transaction. Additionally, during the nine months ended September 30, 2012, we granted and issued 20,922 shares of common stock comprised of 6,974 shares of common stock to each of the three independent directors of our Board as a component of their compensation. These grants were fully vested and were expensed based on the $7.17 price of our common stock on the grant date.  We recorded $0.2 million in expense within other general and administrative expenses on the condensed consolidated statements of operations during the nine months ended September 30, 2012 related to these grants.  In addition, during the nine months ended September 30, 2012, we issued 67,328 shares to settle restricted stock unit grants and repurchased 572,608 shares of our common stock, both as described in further detail below.

Share Repurchase Program

On March 29, 2012, we announced that our Board approved a $10.0 million share repurchase program. During the three and nine months ended September 30, 2012, we repurchased 61,333 and 572,608 shares, respectively, in open-market transactions for an aggregate cost (including transaction costs) of $0.4 million and $3.8 million, respectively, with an average price per share of $7.26 and $6.58, respectively.  As of September 30, 2012 we were authorized to repurchase up to an additional $6.2 million of our common stock. During the three months ended September 30, 2012, the Board authorized the constructive retirement of 565,627 shares with an aggregate cost of $3.7 million which was reclassified from treasury stock to additional paid-in capital. As a result we reclassified the cost of the shares constructively retired from treasury stock to additional paid-in capital on the condensed consolidated balance sheet. The 6,981 of repurchased shares not yet retired as of September 30, 2012, are reflected within treasury stock on the condensed consolidated balance sheets.

GECEII Warrant

On the Closing Date of the GECC transaction, we issued the GECEII Warrant which gives the holder the right to purchase 2.0 million shares of a newly created class of non-voting stock. The GECEII Warrant has an exercise price of $6.375 per share, is immediately exercisable and expires September 24, 2014. The GECEII Warrant will be automatically exercised on a net share issuance basis upon the consummation of a change of control transaction or a liquidation event involving the Company. During the three months ended September 30, 2012, we recorded an $3.7 million increase to Additional paid-in capital on the condensed consolidated balance sheet for the Closing Date fair value of the warrants. See Note 3 for additional information.

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

Stock-based compensation for equity-classified awards is measured at the date of grant, based on an estimate of the fair value of the award and is generally expensed over the vesting period of the grant. During the three and nine months ended September 30, 2012 we recorded stock-based compensation expense of $0.5 million and $1.3 million, respectively, on the condensed consolidated statements of operations within compensation and benefits. During the three and nine months ended September 30, 2011 we recorded stock-based compensation expense of $0.3 million and $0.4 million on the condensed consolidated statements of operations within compensation and benefits. As of September 30, 2012, there was $7.7 million of estimated unrecognized compensation expense related to unvested awards, net of estimated forfeitures. This cost is expected to be recognized over a weighted average vesting period of 3.1 years.

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

In addition to the exercise and grant date prices of these awards, we utilized certain weighted average assumptions to estimate the initial fair value of stock-based awards. Weighted average assumptions related to our stock-based awards (by period issued) are listed in the table below:

	Three months ended September 30,		Nine months ended September 30,
	2012 (1)	2011	2012	2011
Expected dividend yield	N/A	—	—	—
Expected volatility	N/A	47.89%	50.52%	47.89%
Risk-free interest rate	N/A	1.90%	1.27%	1.99%
Expected life (years)	N/A	6.11	6.09	6.11
_________________________________

(1)	We did not issue stock-based awards during the three months ended September 30, 2012.

The stock-based awards granted have exercise prices equal to the fair market value of the stock on the date of grant, a contractual term of 10 years and a vesting period of approximately 4 years. In addition to time based vesting requirements, certain of the awards also contain performance vesting criteria. The expected dividend yield is the expected annual dividend as a percentage of the fair market value of the stock on the date of grant. The expected volatility is estimated by considering the historical volatility of our stock, the historical and implied volatility of peer companies and our expectations of volatility for the expected life of the stock-based awards. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for an instrument which closely approximates the expected option term. The expected option term is the number of years we estimate that the stock-based award will be outstanding prior to exercise. The expected life of the stock-based awards issued is determined by using the simplified method.

The following table summarizes certain 2011 Stock Plan activity during the nine months ended September 30, 2012:

	Number of Shares Underlying Stock-Based Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding as of January 1, 2012	1,550,000	$7.20
Granted (1)	2,208,251	5.04
Expired/canceled (2)	(260,000)	7.25
Exercised	—	—
Outstanding at March 31, 2012	3,498,251	$5.83
Granted (1)	—	—
Expired/canceled (2)	(124,688)	6.29
Exercised	—	$—
Outstanding at June 30, 2012	3,373,563	$5.82
Granted (1)	—	—
Expired/canceled (2)	—	—
Exercised	—	—
Outstanding at September 30, 2012	3,373,563	$5.82	9.16	$5,068
Exercisable at September 30, 2012	334,688	$7.25	8.71	$23
Vested and Expected to vest at September 30, 2012	3,036,207	$5.82	9.16	$4,561
_________________________________

(1)
On March 21, 2012 we proposed an amendment to the 2011 Stock Plan to increase the aggregate number of shares authorized for issuance under the Plan by 1,650,000. The amendment received shareholder approval on May 29, 2012. Approximately 950,000 of the stock-based awards granted during the nine months ended September 30, 2012 were contingent upon such approval.

(2)	The forfeited stock-based awards are returned to the grant pool for possible reissuance under the 2011 Stock Plan.

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

The following table summarizes our restricted stock units activity:

	2012	2011
Restricted stock units outstanding as of January 1	170,688	397,052
Settled (1)	—	(248,069)
Restricted stock units outstanding as of March 31	170,688	148,983
Granted	—	21,705
Settled (1)	(67,328)	—
Restricted stock units outstanding as of June 30	103,360	170,688
Granted	—	—
Settled (1)	—	—
Restricted stock units outstanding as of September 30	103,360	170,688
_________________________________

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

During the three and nine months ended September 30, 2012, we did not grant any restricted stock units.  During the nine months ended September 30, 2011, we granted 7,235 restricted stock units to each of the three independent directors of our Board as a component of their compensation. These grants are fully vested, settle 1/3 annually over three years on the anniversary of the grant date and were fully expensed upon grant based on the $6.22 price of our common stock on the grant date.  We recorded $0.1 million in expense within other general and administrative expenses on the condensed consolidated statements of operations during the nine months ended September 30, 2011.

The restricted stock units outstanding as of September 30, 2012 are all fully vested and are comprised of the 14,472 remaining 2011 grants and the 88,888 remaining grants to certain members of our Board issued during 2010.  The 2010 grants settle three years from the date of the grant and were fully expensed upon grant based on the $4.50 price of our common stock on grant date.

Other Warrants

Other warrants outstanding totaled 225,000 and 250,000 as of September 30, 2012 and December 31, 2011, respectively.  These fully vested warrants were issued in connection with the restructuring of an investment product we formerly managed. The warrants give the holders the right to purchase shares of our common stock at an exercise price of $4.25 per share and expire on April 9, 2014.  During the nine months ended September 30, 2012 we settled 25,000 of the then outstanding warrants for cash payment.  The decision to settle the warrants in cash, rather than shares was at our discretion.

Appropriated Retained Earnings (Deficit) of Consolidated Variable Interest Entities

Appropriated retained earnings (deficit) of Consolidated Variable Interest Entities initially represented the excess fair value of the Consolidated CLOs’ assets over the Consolidated CLOs’ liabilities at the date of the adoption of the amendments to ASC Topic 810. On the Closing Date, we recorded an increase to appropriate retained earnings (deficit) of Consolidated Variable Interest Entities for the excess fair value of Navigator 2006 CLO's assets over Navigator 2006 CLO's liabilities on the Closing Date of $5.1 million. During 2011, we recorded an increase to appropriated retained earnings (deficit) of Consolidated Variable Interest Entities for the excess fair value of the CIFC CLOs' assets over the CIFC CLOs’ liabilities at the Merger Closing Date of $285.0 million. Appropriated retained earnings (deficit) of Consolidated Variable Interest Entities is adjusted each period for the net income (loss) attributable to Consolidated CLOs.

13.	EARNINGS (LOSS) PER SHARE

The following table presents the calculation of basic and diluted earnings (loss) per share:

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
	(In thousands, except per share data)
Net income (loss) attributable to CIFC Corp.	$688	$(5,924)	$(6,215)	$(10,087)

Weighted-average shares used in basic calculation	19,957	20,426	20,201	17,038
Dilutive effect of:
Warrants	117	—	—	—
Stock options	1,834	—	—	—
Weighted-average shares used in diluted calculation	21,908	20,426	20,201	17,038
Earnings (loss) per share -
Basic	$0.03	$(0.29)	$(0.31)	$(0.59)
Diluted	$0.03	$(0.29)	$(0.31)	$(0.59)

For the three months ended September 30, 2012, the Conversion Shares related to the Convertible Notes were excluded from the calculation of diluted earnings (loss) per share as their effect was anti-dilutive under the if-converted method. For the nine months ended September 30, 2012 and the three and nine months ended September 30, 2011, the Conversion Shares related to the Convertible Notes and the stock options and warrants outstanding during the respective periods were excluded from the calculation of diluted earnings (loss) per share as their effect was anti-dilutive under the if-converted method for the Conversion Shares and the treasury stock method for the stock options and warrants.  The weighted-average shares outstanding utilized in the calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2012 takes into account the repurchases of our common shares on the repurchase date. See the Note 12 for more information on the share repurchase program.

14.	INCOME TAXES

We file a consolidated U.S. federal and several state income tax returns with all of our domestic corporate subsidiaries. The entities that comprise our Consolidated CLOs are foreign entities that are generally exempt from U.S. federal and state income taxes. Income taxes, if any, are the responsibility of the entity’s subordinated notes owners. Consequently, our condensed consolidated statements of operations do not include a provision for income tax expense (benefit) related to the pre-tax income (loss) of our Consolidated CLOs. However, to the extent that we hold a subordinated note interest in these entities, we are required to include our proportionate share of their income in the calculation of our taxable income.

For the three months ended September 30, 2012 and 2011, we recorded income tax benefits of $1.8 million and $3.4 million, respectively. For the nine months ended September 30, 2012 and 2011, we recorded income tax expense of $2.7 million and an income tax benefit of $4.5 million, respectively.  Our effective tax rate, excluding noncontrolling interests in consolidated entities, for the three months ended September 30, 2012 was 164%, compared to our effective tax rate for the three months ended September 30, 2011 of 36%.  Our effective tax rate, excluding noncontrolling interests in consolidated entities, for the nine months ended September 30, 2012 was (79)%, compared to our effective tax rate for the nine months ended September 30, 2011 of 31%.  The difference between our statutory rate and our effective tax rate for the three and nine months ended September 30, 2012 is primarily attributable to state income taxes and certain discrete and permanent items during the periods, including fair value changes of certain contingent liabilities related to the Merger and the sale of our rights to manage Gillespie. We expect the tax rate for the full year 2012 to approximate (9)%, excluding discrete items. This difference between the statutory tax rate and our expected effective rate is primarily state income taxes and the result of permanent tax adjustments related to the Merger.

We have recorded net deferred tax assets of $55.0 million, net of a valuation allowance of $11.7 million, as of September 30, 2012 and net deferred tax assets of $57.8 million, net of a valuation allowance of $27.9 million as of December 31, 2011.  We have recorded deferred income taxes as of September 30, 2012 and December 31, 2011 in accordance with ASC Topic 740—Income Taxes (“ASC Topic 740”). We record deferred tax assets and liabilities for the future tax consequences attributable to differences between the carrying amounts of assets and liabilities and their respective income tax bases. As required by ASC Topic 740, we evaluate the likelihood of realizing tax benefits in future periods, which requires the recognition of a valuation allowance to reduce any deferred tax assets to an amount that is more likely than not to be realized. Under ASC Topic 740, we are required to identify and consider all available evidence, both positive and negative, in determining whether it is more likely than not that all or some portion of the deferred tax assets will not be realized. As of September 30, 2012 and December 31, 2011, our evaluation concluded that there was a need for a valuation allowance related to our ability to utilize net operating losses (“NOLs”) and net capital losses (“NCLs”) against income taxable in Illinois. Legislation enacted in 2011 suspends the utilization of NOLs in Illinois until 2014 and, coupled with our expected apportionment of future taxable income, it is now more likely than not that the state tax benefit of the loss carryforwards will not be realized in Illinois. Additionally, as a result of the sale of our investments in DFR MM CLO, as of December 31, 2011, an additional allowance was recorded related to the NCL’s derived from the pending sale.  Upon the closing of the sale, the deferred tax assets and associated valuation allowance were removed as they were deemed permanently impaired.

Prior to the acquisition of CNCIM, we had substantial federal NOLs and NCLs which were available to offset future taxable income or capital gains. The June 2010 issuance of the shares associated with the acquisition of CNCIM resulted in an ownership change as defined in Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Ownership Change”). As a result of the Ownership Change, our ability to use our NOLs, NCLs and certain recognized built-in losses to reduce our taxable income in future years is generally limited to an annual amount (the “Section 382 Limitation”) based primarily on a percentage of the fair market value of our common stock immediately prior to the Ownership Change, subject to certain adjustments. This annual amount is approximately $1.3 million. NOLs and NCLs that exceed the Section 382 Limitation in any year will continue to be allowed as carryforwards for the remainder of the carryforward period; however, if the carryforward period for any NOLs or NCLs expires before that loss is fully utilized, the unused portion will provide no future benefit. As of September 30, 2012, our combined loss carryforwards without regard to the Merger were approximately $31.1 million and will begin to expire in 2028.

The Merger resulted in an Ownership Change of Legacy CIFC thereby resulting in a Section 382 Limitation of approximately $9.5 million annually on our ability to utilize the Legacy CIFC NOLs to reduce taxable income. As of September 30, 2012, our combined federal NOL, NCL and built-in loss carryforwards related to Legacy CIFC were approximately $0.7 million.

For periods prior to our Ownership Change, the utilization of NOLs and NCLs resulted in no provision for federal or state income taxes. As a result of our Ownership Change and Section 382 Limitation, we may no longer be able to offset all of our taxable income with our NOLs and NCLs; therefore, we may be required to pay current federal and state taxes on our current year net taxable income. Management is still assessing the Section 382 implications of the GECC Transaction. We have no reserve for uncertain tax positions at any time in the three and nine months ended September 30, 2012 or as of December 31, 2011.

15.	RELATED PARTY TRANSACTIONS

DFR Holdings is considered a related party as a result of its ownership of 4,545,455 shares of our common stock, issued as part of the consideration for the acquisition of CNCIM. As such, the accrual and payment of interest on the Convertible Notes and on the deferred purchase payments are considered related party transactions. Fees paid to members of our Board prior to the Merger who are representatives of DFR Holdings totaled zero and $46,000 for the three and nine months ended September 30, 2011, respectively.  In addition, affiliates of DFR Holdings previously held investments in all four of the CLOs managed by CNCIM (the “CNCIM CLOs”) and as of September 30, 2012 and December 31, 2011, held investments in zero and two of the CNCIM CLOs, respectively. We also have a management agreement in place with DFR Holdings to provide certain administrative and support services to DFR Holdings. We recorded receivables on the condensed consolidated balance sheets of $5,000 and $7,000 as of September 30, 2012 and December 31, 2011, respectively, related to this management agreement.  We recorded investment advisory fees related to this management agreement in the condensed consolidated statements of operations of $15,000 and $20,000 for the three months ended September 30, 2012 and 2011, respectively, and $55,000 and $37,000 for the nine months ended September 30, 2012 and 2011, respectively.

CIFC Parent is considered a related party as a result its ownership of 9,090,909 shares of our common stock, issued as part of the consideration for the Merger. As such, the accrual and payment of the deferred purchase payments (including those classified as contingent liabilities) are considered related party transactions. In addition, as of September 30, 2012 and December 31, 2011 CIFC Parent either directly or indirectly holds investments in ten CLOs we manage, eight of which are Consolidated CLOs. We also have a management agreement in place with CIFC Parent to provide certain administrative and support services to CIFC Parent. The receivables on the condensed consolidated balance sheets of $17,000 and $17,000 as of September 30, 2012 and December 31, 2011, respectively, are related to this management agreement. We recorded investment advisory fees related to this management agreement in the condensed consolidated statements of operations of $50,000 and $48,000 for the three months ended September 30, 2012 and 2011, respectively, and $150,000 and $88,000 for the nine months ended September 30, 2012 and 2011, respectively.

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

In conjunction with the closure of our Rosemont, Illinois office, on March 16, 2012, we entered into a Lease Termination Agreement (the “Agreement”) with GLL US Office, LP (the “Landlord”) related to our lease of the 12th floor of 6250 North River Road, Rosemont, Illinois 60018. The effect of the Agreement was to terminate, as of March 31, 2012 upon satisfaction of the conditions set forth in the Agreement, the lease dated July 11, 2005, as amended on October 29, 2009, between the Landlord and CIFC Corp. (the “Rosemont Lease”). In order for the incoming tenant to assume the lease on off-market terms and to cover certain other expenses related to the termination of the Rosemont Lease, we paid to the Landlord, the incoming tenant and our broker aggregate fees equal to approximately $2.6 million, net of our $0.5 million security deposit that was returned by the Landlord.

The table below provides a rollforward of the accrued restructuring charges.

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012		2011
	(In thousands)
Accrued Restructuring Charges at beginning of period	$779	$3,273	$1,490		$—
Provision for Restructuring Charges	—	783	3,923	(1)	4,104
Payments for Restructuring Charges	(305)	(537)	(4,156)		(585)
Non-Cash Settlement of Restructuring Charges	—	—	(783)	(2)	—
Accrued Restructuring Charges at end of period	$474	$3,519	$474		$3,519
_________________________________

(1)
The increase to the provision during the nine month ended September 30, 2012 is primarily composed of $3.1 million of lease termination fees and the loss on disposal of associated equipment and improvements of $1.4 million, partially offset by a $0.6 million reversal of deferred rent payments recorded in conjunction with the termination of the Rosemont Lease.

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

Lease Commitments

On September 16, 2011, we entered into a new lease agreement related to our corporate headquarters at 250 Park Avenue, New York (the “Lease”).  The Lease commenced on July 6, 2012 and has a term of 10.5 years. The Lease replaced the prior lease for our corporate headquarters, which expired on July 20, 2012. The future minimum commitments under the Lease are as follows:

(In thousands)
Remainder of 2012	$402
2013	1,205
2014	1,607
2015	1,607
2016	1,607
Thereafter	10,296
$16,724

Other Commitments and Contingencies

We had unfunded investment commitments on loans within the Consolidated CLOs of $65.3 million and $83.3 million as of September 30, 2012 and December 31, 2011, respectively. The timing and amount of additional funding on these loans are at the discretion of the borrower, to the extent the borrower satisfies certain requirements and provides certain documentation.

18.	SUBSEQUENT EVENTS

In connection with the preparation of the condensed consolidated financial statements in accordance with ASC Topic 855—Subsequent Events, we evaluated subsequent events after the balance sheet date of September 30, 2012. There have been no significant subsequent events since September 30, 2012 that require adjustment to or additional disclosure in these condensed consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion together with our condensed consolidated financial statements and notes thereto included in Part I—Item 1. Condensed Consolidated Financial Statements and Notes (Unaudited) of this Quarterly Report on Form 10-Q (the “Quarterly Report”).  The statements in this discussion regarding the industry outlook and our expectations regarding the future performance of our business and the other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in Special Note Regarding Forward-Looking Statements and Part I—Item 1A. Risk Factors in our 2011 Annual Report on Form 10-K. Unless otherwise noted or the context otherwise requires, we refer to CIFC Corp. (formerly known as CIFC Deerfield Corp. and previously as Deerfield Capital Corp.) as “CIFC,” to CIFC and its subsidiaries as “we,” “us,” “our,” “our company” or “the Company,” to CIFC Asset Management LLC, one of our wholly-owned subsidiaries, as “CIFCAM,” to Deerfield Capital Management LLC, one of our indirect wholly-owned subsidiaries, as “DCM,” to CypressTree Investment Management, LLC, one of our indirect wholly-owned subsidiaries, as “CypressTree,” to Columbus Nova Credit Investments Management, LLC, one of our indirect wholly-owned subsidiaries, as “CNCIM” and to CIFCAM, DCM, CypressTree and CNCIM together as the “Advisors.”

Overview

We are an asset manager organized as a Delaware corporation that manages approximately $13.6 billion of client assets as of September 30, 2012. We specialize in managing investment products which have corporate credit obligations, primarily senior secured corporate loans (“SSCLs”), as the primary underlying investments. Our core assets under management (“AUM”) are currently held almost exclusively in collateralized loan obligations (“CLOs” as further described below). Our AUM are comprised of approximately $11.0 billion of client assets within loan-based products we consider as our ongoing core business and $2.6 billion of client assets which are not considered part of our ongoing core business, consisting primarily of asset-backed securities (“ABS”) collateralized debt obligations (“CDOs” as further described below). We plan to close new SSCL based products, including CLOs and other fund products, subject to market conditions and other factors. We do not expect to close new ABS CDOs, and we do not consider managing ABS CDOs to be one of our core activities going forward. We earn investment advisory fees from managing investment products, and these investment advisory fees are the economic basis of our business.

On April 13, 2011, we completed a merger (the “Merger”) with Commercial Industrial Finance Corp. (“Legacy CIFC”), an asset manager focused primarily on management of corporate credit investments for third party investors. Following the Merger, we have re-focused on our core asset management business and, in a process that began in 2011 and most of which was completed during the first quarter of 2012, exited non-core activities and assets. We have and expect to continue to devote capital to initiate and support our asset management business.

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

As we focus on growing our core asset management business, we expect to utilize our cash to capitalize or seed new investment vehicles generating investment advisory fee revenues, including warehouses from time-to-time to facilitate closing new CLOs or other funds, and co-investments alongside third party investors in new CLOs we manage. We may also utilize our liquidity to acquire SSCLs directly, generally to warehouse such SSCLs until they can be included as collateral for new CLOs and other funds we manage. We may also utilize cash and other sources of liquidity to consummate further strategic business combinations.

Following the Merger, our operations were moved from Rosemont, Illinois to Legacy CIFC’s office in New York, New York, now our headquarters. Integration of the management teams is now complete and we have made several key additions to the management team.

As part of the re-evaluation of our view of the business following the Merger, we developed a non-GAAP financial measure, Adjusted Earnings Before Taxes (“AEBT”). We believe AEBT reflects the nature and substance of our business and the economic results driven by investment advisory fee revenues received from the management of client funds, which are primarily CLOs. We are required under GAAP to consolidate into our financial statements certain variable interest entities (“VIEs”), which include certain of the CLOs, CDOs and other entities we manage (as described in further detail below under Required Consolidation of Consolidated Variable Interest Entities). This required consolidation results in a presentation that materially differs from the way management views the business. Management expects to continue to develop and review our non-GAAP financial measures. See AEBT (Non-GAAP) for a complete description, reconciliation and discussion of AEBT.

GECC Transaction

On September 24, 2012 (the "Closing Date"), the Company closed a five year strategic relationship with General Electric Capital Corporation's (“GE Capital”) Bank Loan Group. The Company believes that this strategic relationship could provide CIFC with significant new opportunities to create new CIFC-managed investment products, including those involving GE Capital loan originations and/or vehicles for which GE Capital provides financing. Further, partnering with GE Capital positions the Company for unique opportunities given GE Capital's strength as a leading corporate lender coupled with CIFC's loan asset management platform.

Pursuant to the transaction: (i) a commercial council (the “Commercial Council”) comprised of senior members of both GE Capital and the Company was formed to explore joint business opportunities; (ii) the Company and GE Capital entered into a referral agreement (the “Referral Agreement”) pursuant to which (a) GE Capital will refer certain potential investment advisory clients (“Referred Clients”) to the Company for a period of five years (which may be extended for up to two consecutive one year periods) and (b) the Company is obligated to pay GE Capital 15% of any advisory fees in excess of $9.0 million earned from Referred Clients in the aggregate; and (iii) GE Capital Debt Advisors LLC, a wholly owned indirect subsidiary of GE Capital (“GECDA”), exited the business of providing certain loan management services to third parties and assigned to CIFCAM its role as manager of four “Navigator” CLOs. The transaction described in this paragraph shall hereinafter be referred to as the “GECC Transaction”.

The GECC Transaction is considered a taxable business combination in accordance with ASC Topic 805-Business Combinations (“ASC Topic 805”). As consideration for the GECC Transaction, on the Closing Date the Company, (i) issued 1.0 million shares of its common stock to GE Capital Equity Investments, Inc., a wholly-owned subsidiary of GE Capital (“GECEII”), with a Closing Date fair value of $7.5 million, (ii) issued a warrant to GECEII to purchase 2.0 million shares of a newly created class of non-voting stock (the “GECEII Warrant”) at a per share exercise price of $6.375 with an estimated Closing Date fair value of $3.7 million and (iii) paid to GECDA $4.5 million in cash, subject to certain adjustments. As a result of the GECC Transaction the Company recorded intangible assets related to the acquired management agreements and Referral Arrangement (a defined term intended to encompass both referrals under the Referral Agreement described herein and any other business GE Capital may refer to us) of $3.7 million and $3.8 million, respectively, goodwill of $8.1 million and other assets of $0.1 million.

Core Asset Management Activities

We establish and manage investment products for various types of investors, including pension funds, hedge funds and other asset management firms, banks, insurance companies and other types of institutional investors located primarily in North America, Europe, Asia and Australia. Our existing investment products are primarily CLOs and also include CDOs and other investment vehicles. These investment products are special purpose entities that pool the capital of multiple investors. The investment advisory fees paid to us by these investment products are our primary source of revenue and are generally paid on a quarterly basis and are ongoing as long as we manage the products. Investment advisory fees typically consist of management fees based on the amount of assets held in the investment product and, in certain cases, include incentive fees based on the returns generated for certain investors.

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

Investment advisory fees on the CDOs we manage also differ from product to product, but in general they consist of a senior management fee (payable before the interest payable on the debt securities issued by such CDOs) that ranges from 5 to 25 basis points annually of the principal balance of the underlying collateral of such CDOs and a subordinate management fee (payable after the interest payable on the debt securities issued by such CDOs and certain other expenses) that ranges from 5 to 35 basis points annually of the principal balance of the underlying collateral of such CDOs. Only a limited number of the CDOs we manage are currently paying subordinated management fees.

Required Consolidation of Consolidated Variable Interest Entities

We are required to consolidate into our financial statements certain VIEs, which include certain of the CLOs, CDOs and other entities we manage in accordance with consolidation guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810—Consolidation (“ASC Topic 810”), as amended by Accounting Standards Update (“ASU”) 2009-17 (“ASU 2009-17”) as they are VIEs with respect to which we are deemed to be the primary beneficiary.

As of September 30, 2012, we consolidated 23 CLOs and one CDO (the “Consolidated CLOs”), under the amendments to ASC Topic 810. The Consolidated CLOs are comprised of: (i) six CLOs and one CDO we began to consolidate on January 1, 2010 (the adoption date of the amendments to ASC Topic 810), (ii) four CLOs we began to consolidate on June 9, 2010 in conjunction with the acquisition of CNCIM (the “CNCIM CLOs”), (iii) ten CLOs we began to consolidate on April 13, 2011 in conjunction with the Merger (the “CIFC CLOs”), and (iv) three new CLOs closed or newly consolidated during 2012. The three newly consolidated CLOs include (i) CIFC Funding 2011-I, Ltd. (“CIFC CLO 2011-I”) which we began to consolidate upon its close in January 2012, (ii) CIFC Funding 2012-I, Ltd. ("CIFC CLO 2012-I") which we began to consolidate upon its close in July 2012, and (iii) Navigator CDO 2006, Ltd. ("Navigator 2006 CLO") which we began to consolidate on the Closing Date of the GECC Transaction.

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

In addition to the Consolidated CLOs, we consolidate or have consolidated certain other VIEs. We consolidated the DFR MM CLO since its inception in 2007 because we owned all of its subordinated notes. On February 7, 2012, we sold our investments in and our rights to manage the DFR MM CLO for $36.5 million and deconsolidated the entity.  We consolidated a special purpose vehicle (the “Warehouse SPV”) since its inception during the second quarter of 2011.  The Warehouse SPV entered into a total return swap (the “Warehouse TRS”) and the reference obligations under the Warehouse TRS agreement were SSCL exposures that we accumulated and were ultimately included in CIFC CLO 2011-I.  We deconsolidated the Warehouse SPV in January 2012 in conjunction with the settlement of the Warehouse TRS and the closing of CIFC CLO 2011-I. Although we consolidated all of the assets and liabilities of the Warehouse SPV, our maximum exposure to loss was limited to our investment in this entity, which was $46.5 million as of December 31, 2011. In September 2012, we began consolidating a special purpose vehicle, CIFC Funding 2012-III, Ltd. ("CIFC 2012-III Warehouse"), an entity with a structure similar to a CLO that was created to warehouse SSCL's prior to the close of new CLOs. Our maximum exposure to loss is limited to our $25.2 million investment (as of September 30, 2012) in the entity.

Collateralized Loan Obligations

The term CLO (which for purposes of this section also includes the term CDO unless otherwise noted) generally refers to a special purpose vehicle that owns a portfolio of investments (SSCLs in the case of CLOs and typically asset-backed or other securities in the case of CDOs) and issues various tranches of debt and subordinated note securities to finance the purchase of those investments. The investment activities of a CLO are governed by extensive investment guidelines, generally contained within a CLO’s “indenture” and other governing documents which limit, among other things, the CLO’s maximum exposure to any single industry or obligor and limit the ratings of the CLO’s assets. Most CLOs have a defined investment period which they are allowed to make investments and reinvest capital as it becomes available.

CLOs typically issue multiple tranches of debt and subordinated note securities with varying ratings and levels of subordination to finance the purchase of investments. These securities receive interest and principal payments from the CLO in accordance with an agreed upon priority of payments, commonly referred to as a “waterfall.” The most senior notes, generally rated AAA/Aaa, commonly represent the majority of the total liabilities of the CLO. This tranche of notes is issued at a specified spread over LIBOR and normally has the first claim on the earnings on the CLO’s investments after payment of certain fees and expenses. The mezzanine tranches of rated notes generally have ratings ranging from AA/Aa to BB/Ba and also are usually issued at a specified spread over LIBOR with higher spreads paid on the tranches with lower ratings. Each tranche is typically only entitled to a share of the earnings on the CLOs’ investments if the required interest and principal payments have been made on the more senior tranches. The most junior tranche can take the form of either subordinated notes or preference shares and is commonly referred to as the CLO’s “subordinated notes” or "equity." The subordinated notes generally do not have a stated coupon but are entitled to residual cash flows from the CLOs’ investments after all of the other tranches of notes and certain other fees and expenses are paid. While the majority of the subordinated notes of the CLOs we manage are owned by third parties, we do own a portion of the subordinated note tranches of certain of the CLOs we manage. Our investments and beneficial interests in the Consolidated CLOs amounted to $37.6 million and $7.0 million as of September 30, 2012 and December 31, 2011, respectively.

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

Market and Economic Conditions

Market conditions improved in the quarter as the economy continued its stable but slow rate of growth. Price volatility in financial assets moderated in the absence of surprises, particularly with respect to the Euro zone. The syndicated loan market experienced generally larger volumes with a vast majority of the new loans brought to market used to refinance existing loans, while prices firmed in the absence of net new supply. The CLO market set a post crisis new issuance record and benefited from a number of new entrants, particularly in the senior most level of the capital structure. As CLO tranche yields tightened throughout the quarter all aspects of the Company's business benefited from favorable market and economic conditions.

AUM

Investment advisory fees paid by the investment products we manage on behalf of third party investors are our primary source of revenue. These fees typically consist of management fees based on the account’s assets and, in some cases, incentive fees based on the returns we generate for the account.

The following table summarizes the AUM for our significant investment product categories:

	September 30, 2012		June 30, 2012		December 31, 2011
	Number of Accounts	AUM (1)	Number of Accounts	AUM (1)	Number of Accounts	AUM (1)
		(In thousands)		(In thousands)		(In thousands)
CLOs	31	$10,653,465	28	$9,946,769	29	$10,555,255
Other Loan-Based Products	2	320,042	1	133,828	1	73,249
Total Loan-Based AUM	33	10,973,507	29	10,080,597	30	10,628,504
ABS CDOs	10	2,514,437	10	2,621,011	10	2,931,478
Corporate Bond CDOs	4	96,034	4	104,165	4	271,072
Total AUM	47	$13,583,978	43	$12,805,773	44	$13,831,054
_________________________________

(1)
AUM numbers generally reflect the aggregate principal or notional balance of the collateral and, in some cases, the cash balance held by the CLOs and CDOs and are as of the date of the last trustee report received for each CLO and CDO prior to the respective AUM date.

During the three and nine months ended September 30, 2012, total AUM increased by $0.8 billion and decreased by $0.2 billion, respectively. During the three and nine months ended September 30, 2012, CLO AUM increased by $0.7 billion and $0.1 billion, respectively. During the three months ended September 30, 2012, CLO AUM increased primarily due to (i) the successful close of CIFC CLO 2012-I during July 2012 with AUM of $0.4 billion as of September 30, 2012, (ii) the completion of the GECC Transaction which resulted in the acquisition of the rights to manage the four Navigator CLOs with AUM of $0.7 billion as of September 30, 2012, partially offset by (iii) the call of two CLOs we previously managed, Primus CLO I, Ltd. (“Primus I”) and Long Grove CLO Ltd., which were substantially redeemed in the third quarter and together reduced CLO AUM by approximately $0.4 billion. During the nine months ended September 30, 2012, CLO AUM activity also included an increase for the successful close of CIFC CLO 2011-I during January 2012 with AUM of $0.4 billion as of September 30, 2012 and declines in CLO AUM for those CLOs that are out of their "reinvestment periods", after which periods capital in such funds is returned to investors as the underlying assets held by them pay down. Most of the CLOs and CDOs we manage have passed their first optional call date and are generally callable by their subordinated note holders, subject to satisfaction of certain conditions.

CDO AUM declined by $0.1 billion and $0.6 billion during the three and nine months ended September 30, 2012, respectively, primarily due to the exit of their scheduled “reinvestment periods”. All existing CDOs are static and, as we do not expect to close new CDOs, we expect CDO AUM to continue to decline going forward as these funds run-off per their contractual terms.

GAAP Results

The sections below up to and including Liquidity and Capital Resources are presented in accordance with GAAP, unless otherwise noted.

Results of Consolidated Operations

The following table presents our comparative condensed consolidated statement of operations for the three and nine months ended September 30, 2012 and 2011.

Please note that management also uses non-GAAP financial measures to analyze performance and manage operations. We believe the non-GAAP financial measure reflected in the AEBT (Non-GAAP) section below should be reviewed in conjunction with our condensed consolidated financial statements and discussion of our GAAP Results. A detailed description and reconciliation from GAAP net income (loss) attributable to CIFC Corp. to AEBT, a non-GAAP measure used by management, is set forth in the AEBT (Non-GAAP) section.

	Three months ended September 30,		Variance	Nine months ended September 30,		Variance
	2012	2011	2012 vs. 2011	2012	2011	2012 vs. 2011
	(In thousands, except share and per share amounts)
Revenues
Investment advisory fees	$2,750	$3,108	$(358)	$8,048	$8,121	$(73)
Net investment and interest income:
Investment and interest income	76	1	75	225	3,329	(3,104)
Interest expense	—	1	(1)	1	349	(348)
Net investment and interest income	76	—	76	224	2,980	(2,756)
Total net revenues	2,826	3,108	(282)	8,272	11,101	(2,829)
Expenses
Compensation and benefits	5,188	5,262	(74)	16,479	14,225	2,254
Professional services	1,220	1,544	(324)	3,620	3,884	(264)
Insurance expense	486	435	51	1,457	1,324	133
Other general and administrative expenses	335	748	(413)	1,887	2,437	(550)
Depreciation and amortization	3,802	4,907	(1,105)	13,325	11,572	1,753
Occupancy	416	440	(24)	1,057	1,037	20
Impairment of intangible assets	—	—	—	1,771	1,104	667
Restructuring charges	—	783	(783)	3,923	4,104	(181)
Total expenses	11,447	14,119	(2,672)	43,519	39,687	3,832
Other Income (Expense) and Gain (Loss)
Net gain (loss) on investments, loans, derivatives and liabilities	(5,768)	4,588	(10,356)	(8,966)	5,095	(14,061)
Corporate interest expense	(1,487)	(1,445)	(42)	(4,422)	(4,222)	(200)
Net gain on the sale of management contract	—	—	—	5,772	—	5,772
Strategic transactions expenses	(657)	(71)	(586)	(657)	(1,459)	802
Other, net	11	4	7	(468)	7	(475)
Net other income (expense) and gain (loss)	(7,901)	3,076	(10,977)	(8,741)	(579)	(8,162)
Operating income (loss)	(16,522)	(7,935)	(8,587)	(43,988)	(29,165)	(14,823)
Results of Consolidated Variable Interest Entities
Net gain (loss) from activities of Consolidated Variable Interest Entities	(150,612)	(218,335)	67,723	(90,961)	(309,844)	218,883
Expenses of Consolidated Variable Interest Entities	(2,936)	(1,847)	(1,089)	(6,374)	(4,794)	(1,580)
Net results of Consolidated Variable Interest Entities	(153,548)	(220,182)	66,634	(97,335)	(314,638)	217,303
Income (loss) before income tax expense (benefit)	(170,070)	(228,117)	58,047	(141,323)	(343,803)	202,480
Income tax expense (benefit)	(1,757)	(3,386)	1,629	2,741	(4,523)	7,264
Net income (loss)	(168,313)	(224,731)	56,418	(144,064)	(339,280)	195,216
Net (income) loss attributable to noncontrolling interest and Consolidated Variable Interest Entities	169,001	218,807	(49,806)	137,849	329,193	(191,344)
Net income (loss) attributable to CIFC Corp.	$688	$(5,924)	$6,612	$(6,215)	$(10,087)	$3,872
Earnings (loss) per share -
Basic	$0.03	$(0.29)	$0.32	$(0.31)	$(0.59)	$0.28
Diluted	$0.03	$(0.29)	$0.32	$(0.31)	$(0.59)	$0.28
Weighted-average number of shares outstanding -
Basic	19,957,041	20,426,118		20,201,304	17,038,258
Diluted	21,907,984	20,426,118		20,201,304	17,038,258

Net income attributable to CIFC Corp. was $0.7 million, or $0.03 per fully diluted share, for the three months ended September 30, 2012, compared to a net loss attributable to CIFC Corp. of $5.9 million, or $0.29 per fully diluted share, for the three months ended September 30, 2011. Net loss attributable to CIFC Corp. was $6.2 million, or $0.31 per fully diluted share, for the nine months ended September 30, 2012, compared to a net loss attributable to CIFC Corp. of $10.1 million, or $0.59 per fully diluted share, for the nine months ended September 30, 2011.

Net revenues decreased by $0.3 million and $2.8 million for the three and nine months ended September 30, 2012, respectively, compared to the prior year periods. The decrease for the nine months ended September 30, 2012 is primarily the result of a decrease in net investment and interest income of $2.8 million, compared to the prior year period, due to the liquidation of the RMBS portfolio during the second quarter of 2011.

Total expenses decreased by $2.7 million for the three months ended September 30, 2012, compared to the prior year period. This decrease was primarily driven by a $1.1 million decline in depreciation and amortization and a $0.8 million decline in restructuring charges.  The decline in depreciation and amortization is primarily the result of the inclusion during the prior year period of amortization on technology intangible assets which were fully amortized as of June 30, 2012 and declines in amortization on intangible assets associated with investment management contracts. Total expenses increased by $3.8 million for the nine months ended September 30, 2012, compared to the prior year period. The increase was primarily driven by increases in compensation and benefits of $2.3 million and depreciation and amortization of $1.8 million. The increase in compensation and benefits includes the effects of the Merger as well as several additions to the senior management team. The increase in depreciation and amortization for the nine months ended September 30, 2012, compared to the prior year period, is primarily due to the current year period inclusion of amortization on intangible assets acquired in the Merger for the entire period and the prior year period including the amortization on those intangible assets in the post-Merger period only. This increase in depreciation and amortization was partially offset by the decreases in depreciation and amortization during the three months ended September 30, 2012, as compared to the prior year period, described above.

Net other income (expense) and gain (loss) decreased by $11.0 million and $8.2 million for the three and nine months ended September 30, 2012, respectively, compared to the prior year periods.  These decreases are primarily the result of fluctuations in fair value of contingent liabilities that resulted in increased unrealized losses during the three and nine months ended September 30, 2012 and certain other items which were exclusive to the 2011 periods. We experienced increased losses on our contingent liabilities of $4.5 million and $4.9 million for the three and nine months ended September 30, 2012, respectively, as compared to the prior year periods. Additionally, the three and nine months ended September 30, 2011 included gains of $6.2 million and $7.4 million, respectively, on the change in fair value of the conversion feature on our senior subordinated convertible notes (the “Convertible Notes”) which until the expiration of the anti-dilution provisions associated with the conversion feature in December 2011, was deemed to be an embedded derivative instrument (the “Embedded Derivative”) and was required to be recorded at fair value. The nine months ended September 30, 2011 also included $2.2 million of net gains on RMBS and other proprietary investments which we no longer hold. These decreases in net other income (expense) and gain (loss) were partially offset by the $5.8 million gain on the sale of our rights to manage Gillespie during the nine months ended September 30, 2012.

Net results of Consolidated VIEs increased by $66.6 million and $217.3 million for the three and nine months ended September 30, 2012, respectively, compared to the prior year periods. These increases are primarily the result of increases in net gain (loss) from activities of Consolidated VIEs of $67.7 million and $218.9 million for the three and nine months ended September 30, 2012, respectively, compared to the prior year periods. This increase in net gain (loss) from activities of Consolidated VIEs is primarily the result of fluctuations in the valuation of the investments and debt of the Consolidated CLOs. In addition, the net results of Consolidated VIEs for the nine months ended September 30, 2011 do not include the activity of the CIFC CLOs prior to the April 13, 2011 closing date of the Merger. For the nine months ended September 30, 2012 and 2011 net results of Consolidated VIEs include net losses related to the CIFC CLOs of $52.8 million and $162.5 million, respectively.

We recognized an income tax benefit of $1.8 million and income tax expense of $2.7 million for the three and nine months ended September 30, 2012, respectively, compared to income tax benefits of $3.4 million and $4.5 million for the prior year periods, respectively.  Our effective tax rate, excluding noncontrolling interests in consolidated entities, for the three months ended September 30, 2012 was 164%, compared to our effective tax rate for the three months ended September 30, 2011 of 36%.  Our effective tax rate, excluding noncontrolling interests in consolidated entities, for the nine months ended September 30, 2012 was (79)%, compared to our effective tax rate for the nine months ended September 30, 2011 of 31%.  The difference between our statutory rate and our effective tax rate for the three and nine months ended September 30, 2012 is primarily attributable to state income taxes and certain discrete and permanent adjustments during the period, including fair value changes on certain contingent liabilities related to the Merger and the sale of our rights to manage Gillespie.  We expect the tax rate for the full year 2012 to approximate (9)%, excluding discrete items. This difference between our statutory tax rate and our effective rate is primarily state income taxes and the result of permanent tax adjustments related to the Merger.

Changes in Financial Condition

During the three months ended September 30, 2012, we completed the GECC Transaction. Additionally, during the three months ended September 30, 2012, we made a $9.0 million investment in CIFC CLO 2012-I and a $4.5 million investment in another Legacy CIFC CLO. We also invested $25.1 million ($13.6 million in cash and $11.5 million in SSCL's) in the preference shares of the CIFC 2012-III Warehouse.

Additionally, during the nine months ended September 30, 2012, we settled our obligations under the Warehouse TRS and closed CIFC CLO 2011-I in January 2012. We received proceeds of $47.4 million upon the settlement of the Warehouse TRS, of which we invested $17.4 million in the subordinated notes of CIFC CLO 2011-I. During January 2012 we also completed the sale of our rights to manage our sole European CLO, Gillespie, for a $7.1 million payment on the closing date and contingent payments of up to approximately $1.1 million. During February 2012, we completed the sale of our investments in and our rights to manage the DFR MM CLO for an aggregate price of $36.5 million and deconsolidated this CLO.

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

	Before Consolidation	Impact of Consolidation	Total
	(In thousands)
Cash and cash equivalents, January 1, 2012	$35,973	$—	$35,973
Cash flows from operating activities	41,005	77,940	118,945
Cash flows from investing activities	6,342	(137,782)	(131,440)
Cash flows from financing activities	(20,295)	59,842	39,547
Foreign currency translation	2	—	2
Net change in cash and cash equivalents	27,054	—	27,054
Cash and cash equivalents, September 30, 2012	$63,027	$—	$63,027

The discussion that follows focuses on our cash flows as presented in the “Before Consolidation” column of the table.

Our operating activities provided cash of $41.0 million for the nine months ended September 30, 2012. Significant operating activities included the receipt of proceeds from our investment in the Warehouse SPV of $47.4 million and an investment in CIFC 2012-III Warehouse of $25.1 million. During the period we also utilized cash to acquire positions in our on-balance sheet warehouse.  While we sold all of our on-balance sheet warehouse positions prior to September 30, 2012, we had a net receivable of $8.4 million for net unsettled purchases and sales.  Additionally, cash flows from operating activities include the receipt of investment advisory fees and net investment and interest income and the payment of operating expenses.

Our investing activities provided cash of $6.3 million for the nine months ended September 30, 2012. Investing activities included proceeds from the sale of DFR MM CLO of $36.5 million and proceeds from the sale of the Gillespie CLO management contract of $6.5 million. These cash inflows were partially offset by cash outlows for the purchase of investments in several CLOs we manage of $30.8 million, the Closing Date cash payment for the GECC Transaction of $4.5 million and purchases of equipment and improvements of $1.8 million.

Our financing activities used cash of $20.3 million for the nine months ended September 30, 2012.  Financing activities primarily consisted of $14.0 million of payments associated with our contingent liabilities (See Contingent Liabilities and Other Commitments below for additional information), $3.8 million in share repurchases and a $2.5 million deferred purchase payment related to the Merger.

Liquidity

We believe that our current cash and cash equivalents, along with expected future cash flows from operations, among other things, are adequate to meet our anticipated liquidity requirements. As of September 30, 2012, unrestricted cash and cash equivalents totaled $63.0 million.

Other Sources and Uses of Funds

Share Repurchase Program

On March 29, 2012, we announced that our Board approved a $10.0 million share repurchase program. During the three and nine months ended September 30, 2012, we repurchased 61,333 and 572,608 shares in open-market transactions for an aggregate cost (including transaction costs) of $0.4 million and $3.8 million, respectively, with an average price per share of $7.26 and $6.58, respectively.  As of September 30, 2012 we were authorized to repurchase up to an additional $6.2 million of our common stock.

Legacy CIFC Merger and CNCIM Acquisition Deferred Purchase Payments

The final remaining deferred purchase payment related to the Merger is $2.5 million, payable on April 13, 2013. During the three months ended June 30, 2012, we made a $2.5 million payment for the second installment of the deferred purchase payments related to the Merger. Remaining deferred purchase payments related to the acquisition of CNCIM aggregate to $4.5 million and are payable in equal annual installments of $1.5 million with the next payment being payable on December 9, 2012. The present value of the remaining deferred purchase payments of $6.1 million is included in the condensed consolidated balance sheets.

Contingent Liabilities and Other Commitments

In connection with the Merger, we established or assumed certain contingent liabilities that combine to have an estimated fair value of $34.7 million as of September 30, 2012.

The contingent liabilities that resulted from the Merger have an estimated fair value of $29.4 million as of September 30, 2012 and are payable to CIFC Parent. The terms of these payments are as follows: (i) the first $15.0 million of incentive fees received by the combined company from certain CLOs managed by CIFCAM as of April 13, 2011 (the “Merger Closing Date”), (ii) 50% of any incentive fees in excess of $15.0 million in aggregate received by the combined company over the next ten years from certain CLOs currently managed by CIFCAM and (iii) payments relating to the present value of any such incentive fees from certain CLOs managed by CIFCAM as of the Merger Closing Date that remain payable to the combined company after the tenth anniversary of the Merger Closing Date. During the three and nine months ended September 30, 2012, we made payments of $1.6 million and $3.9 million, respectively, related to these contingent liabilities.  As of September 30, 2012 and December 31, 2011, the remaining payments under item (i) were $8.3 million and $12.1 million, respectively.

The contingent liabilities assumed in the Merger with Legacy CIFC primarily represent contingent consideration related to Legacy CIFC’s acquisition of CypressTree on December 1, 2010 and contingent liabilities Legacy CIFC assumed in its acquisition of CypressTree related to required payments to the prior sellers of CypressTree and the broker of that sale. The assumed contingent liabilities have an estimated fair value of $5.3 million as of September 30, 2012 and are based on a fixed percentage of certain advisory fees from the CypressTree CLOs. These fixed percentages vary by CLO and have a minimum fixed percentage of 55%. During the three and nine months ended September 30, 2012, we made payments of $1.6 million and $10.1 million, respectively, related to these contingent liabilities.  These payments during the three and nine months ended September 30, 2012, included $0.3 million and $6.2 million, respectively, of one-time earn out payments for three of the CypressTree management contracts which will reduce the required payments going forward related to such management contracts.

On September 16, 2011, we entered into a new lease agreement for our corporate headquarters at 250 Park Avenue, 4th floor, New York, New York (the “Lease”). The Lease commenced on July 6, 2012 and has a term of 10.5 years. The Lease replaced the prior lease for our corporate headquarters, which expired on July 20, 2012. The future minimum commitments under the Lease are as follows:

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

CIFC 2012-III Warehouse

In September 2012, we began consolidating a special purpose vehicle, CIFC 2012-III Warehouse, an entity with a structure similar to a CLO that was created to warehouse SSCL's prior to the close of new CLOs. Our maximum exposure to loss is limited to our $25.2 million investment (as of September 30, 2012) in the entity. We consolidated assets of $38.1 million and liabilities of $12.9 million related to the CIFC 2012-III Warehouse as of September 30, 2012. For the three and nine months ended September 30, 2012, we recorded net income of $0.1 million in net results of Consolidated VIEs within our condensed consolidated statements of operations for CIFC 2012-III Warehouse.

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

For the three and nine months ended September 30, 2012, we recorded net income of zero and $1.4 million, respectively, in net results of Consolidated VIEs within our condensed consolidated statements of operations for the Warehouse SPV.  For the three and nine months ended September 30, 2011, we recorded net losses of $5.6 million and $5.0 million, respectively, in net results of Consolidated VIEs within our condensed consolidated statements of operations for the Warehouse SPV.

DFR MM CLO

Prior to the sale of our investments in and our rights to manage the DFR MM CLO in February 2012, our investments in DFR MM CLO consisted of subordinated notes with a face amount of $50.0 million and debt with a face amount of $19.0 million. Prior to the sale, the economic impact of our investments in DFR MM CLO had been determined by the cash flows distributed to us on these investments. From the date of our initial investment through the date of sale, such distributions totaled $52.2 million on our subordinated notes investment and $4.8 million in interest on our debt investment. For the three and nine months ended September 30, 2011, we received cash flow distributions from the DFR MM CLO consisting of interest on our debt investment of $0.2 million and $0.6 million, respectively, and distributions on our subordinated note investment of $2.8 million and $9.4 million, respectively, which were eliminated in consolidation. No distributions were received during the three and nine months ended September 30, 2012.

For the three and nine months ended September 30, 2012, we recorded net losses of zero and $0.2 million, respectively, in net results of Consolidated VIEs within our condensed consolidated statements of operations for the DFR MM CLO.  For the three and nine months ended September 30, 2011, we recorded net losses of $5.2 million and $5.0 million, respectively, in net results of Consolidated VIEs within our condensed consolidated statements of operations for the DFR MM CLO.

Long-Term Debt

Recourse debt refers to debt where the lenders have recourse to our unencumbered assets to satisfy our obligations under such debt. All of the debt of the Consolidated Variable Interest Entities is non-recourse debt. Non-recourse debt refers to debt where the lenders have recourse only to specific assets pledged as collateral to the lenders.

The following table summarizes our long-term debt:

	Carrying Value	Current Weighted Average Borrowing Rate	Weighted Average Remaining Maturity
	(In thousands)		(In years)
September 30, 2012:
Recourse Debt:
March Junior Subordinated Notes (1)	$95,000	1.00%	23.1
October Junior Subordinated Notes (2)	25,000	3.95%	23.1
Convertible Notes (3)	18,025	9.00%	5.2
Total Recourse Debt	138,025	2.58%	20.8
Consolidated Variable Interest Entities Debt:
Consolidated CLOs (4)	8,535,621	1.17%	7.6
Total long-term debt	$8,673,646	1.19%	7.8
December 31, 2011:
Recourse Debt:
March Junior Subordinated Notes (1)	$95,000	1.00%	23.9
October Junior Subordinated Notes (2)	25,000	3.93%	23.9
Convertible Notes (3)	17,455	8.00%	6.0
Total Recourse Debt	137,455	2.42%	21.6
Consolidated Variable Interest Entities Debt:
DFR MM CLO (5)	93,269	1.68%	7.6
Consolidated CLOs (4)	7,559,568	1.01%	7.3
Total Consolidated Variable Interest Entities Debt	7,652,837	1.02%	7.3
Total long-term debt	$7,790,292	1.04%	7.5
 _________________________________

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

(3)
The Convertible Notes principal outstanding of $25.0 million is presented net of a $7.0 million discount as of September 30, 2012 and a $7.5 million discount as of December 31, 2011. The Convertible Notes currently pay interest at the 9.00% stated rate; however, including the discount, the effective rate of interest is 18.14%. The Convertible Notes will mature on December 9, 2017.

(4)
Long-term debt of the Consolidated CLOs is recorded at fair value. This includes the fair value of the subordinated notes issued by the Consolidated CLOs. However, the subordinated notes do not have a stated interest rate and are therefore excluded from the calculation of the weighted average borrowing rate. The par value of the Consolidated CLOs long-term debt (including subordinated notes) was $9.1 billion and $8.9 billion as of September 30, 2012 and December 31, 2011, respectively.

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

During the three months ended September 30, 2012, the Consolidated CLOs issued $443.8 million of debt, paid down $380.1 million of their outstanding debt and distributed $63.7 million to the holders of their subordinated notes. During the nine months ended September 30, 2012, the Consolidated CLOs issued $821.2 million of debt, made net borrowings under revolving credit facilities of $57.8 million, paid down $622.3 million of their outstanding debt and distributed $171.5 million to the holders of their subordinated notes. Additionally, the consolidation of Navigator 2006 CLO contributed an increase in Consolidate CLO debt of $313.1 million during the three and nine months ended September 30, 2012. The carrying value of the assets of the Consolidated CLOs, which are the only assets to which the Consolidated CLO debt holders have recourse for repayment was $9.1 billion and $8.0 billion as of September 30, 2012 and December 31, 2011, respectively.

AEBT (Non-GAAP)

AEBT is a non-GAAP financial measure that management utilizes to analyze our performance and manage our operations. This non-GAAP financial measure was developed by management after the Merger given the shift to focus on our core asset management business. We believe AEBT reflects the nature and substance of the business and the economic results driven by investment advisory fee revenues from the management of client funds, which are primarily CLOs.

We are required under GAAP to consolidate certain VIEs, which include certain of the CLOs we manage. This required consolidation results in a presentation that materially differs from the way management views the business and as a result management developed AEBT, a non-GAAP metric for measuring performance of our core business.

AEBT includes the following:

1.	Investment advisory fees net of any fee sharing arrangements;

a.
In accordance with our revenue recognition policy, senior management fees are recognized as revenue on an accrual basis, while subordinated and incentive management fees are recognized on a cash basis.

2.	Net investment and interest income as follows:

a.	Distributions on our investments in CLO subordinated notes;

b.	Interest income on our investments in CLO debt investments;

c.	Net interest income from balance sheet investments (which included RMBS until the liquidation of that portfolio);

d.
Net investment and interest income from warehouses established from time-to-time to facilitate closing new CLOs or other funds and gains (losses) on assets within such warehouses, determined and accrued upon formalizing a transaction (not upon settlement);

e.	Realized gains (losses) from dispositions of core assets;

3.	Routine expenses directly attributable to generating revenues;

4.	Corporate interest expense;

5.	Depreciation and amortization expenses of fixed assets.

AEBT excludes the following:

1.	Realized and unrealized gains (losses) on dispositions of non-core assets;

2.	Unrealized gains (losses) on core assets;

3.	Non-recurring operating expenses, and one-time strategic transaction expenses (such as related to the GECC Transaction and Merger);

4.	Non-cash expenses such as amortization and impairment of intangible assets;

5.	Income taxes.

Detailed reconciliations from GAAP net income (loss) attributable to CIFC Corp. to AEBT are provided below within Reconciliation from GAAP to AEBT.

AEBT provided herein may not be comparable to similar measures presented by other companies, and is a non-GAAP financial measure that is not based on a comprehensive set of accounting rules or principles and therefore, may be defined differently by other companies. In addition, AEBT should be considered in addition to, not as a substitute for, or superior to, financial measures determined in accordance with GAAP.

The following table presents our adjusted components of AEBT for the three and nine months ended September 30, 2012 and 2011:

	Adjusted three months ended September 30,			Adjusted nine months ended September 30,
	2012	2011	Variance 2012 vs. 2011	2012	2011	Variance 2012 vs. 2011
	(In thousands)
Revenues
Investment advisory fees	$13,613	$11,985	$1,628	$37,692	$28,517	$9,175
Net investment and interest income:
Investment and interest income	1,822	5,651	(3,829)	3,808	18,241	(14,433)
Interest expense	—	582	(582)	142	1,037	(895)
Net investment and interest income	1,822	5,069	(3,247)	3,666	17,204	(13,538)
Total net revenues	15,435	17,054	(1,619)	41,358	45,721	(4,363)
Expenses
Compensation and benefits	5,188	5,262	(74)	16,479	13,951	2,528
Professional services	1,220	1,544	(324)	4,277	3,884	393
Insurance expense	486	435	51	1,457	1,324	133
Other general and administrative expenses	335	748	(413)	1,887	2,437	(550)
Depreciation and amortization	153	169	(16)	324	463	(139)
Occupancy	416	440	(24)	1,057	1,037	20
Corporate interest expense	1,487	1,445	42	4,422	4,222	200
Total expenses	9,285	10,043	(758)	29,903	27,318	2,585
AEBT (1)	$6,150	$7,011	$(861)	$11,455	$18,403	$(6,948)
_________________________________

(1)
See Reconciliation from GAAP to AEBT for detailed reconciliations from the GAAP net income (loss) attributable to CIFC Corp. to AEBT. We refined our definition of AEBT to include warehouse net investment and interest income during the fourth quarter of 2011. As such, the previously disclosed AEBT for the three and nine months ended September 30, 2011 have been recast to include such net investment and interest income.

The following sections provide a discussion of the variances in the adjusted components of AEBT for the periods presented.

Net Revenues

Investment Advisory Fees

The following table summarizes the investment advisory fee revenues from the CLOs, CDOs and other investment products we manage:

	Three months ended September 30,		Variance	Nine months ended September 30,		Variance
	2012	2011	2012 vs. 2011	2012	2011	2012 vs. 2011
	(In thousands)
Senior Management Fees:
CLOs	$4,114	$4,134	$(20)	$12,188	$10,396	$1,792
ABS CDOs	492	505	(13)	1,498	1,562	(64)
Corporate Bonds CDOs	120	224	(104)	501	769	(268)
Total Senior Management Fees	4,726	4,863	(137)	14,187	12,727	1,460
Subordinated Management Fees:
CLOs	7,515	6,908	607	21,243	15,074	6,169
ABS CDOs	—	—	—	—	—	—
Corporate Bonds CDOs	—	—	—	72	156	(84)
Total Subordinated Management Fees	7,515	6,908	607	21,315	15,230	6,085
Deferred Management Fees:
CLOs	438	—	438	561	—	561
ABS CDOs	—	—	—	—	—	—
Corporate Bonds CDOs	—	—	—	—	—	—
Total Deferred Management Fees	438	—	438	561	—	561
Incentive Management Fees:
CLOs	728	81	647	1,160	168	992
ABS CDOs	—	—	—	—	—	—
Corporate Bonds CDOs	—	—	—	—	2	(2)
Total Incentive Management Fees	728	81	647	1,160	170	990
Total CLO and CDO Advisory Fees:
CLOs	12,795	11,123	1,672	35,152	25,638	9,514
ABS CDOs	492	505	(13)	1,498	1,562	(64)
Corporate Bonds CDOs	120	224	(104)	573	927	(354)
Total CLO and CDO Advisory Fees	$13,407	$11,852	$1,555	$37,223	$28,127	$9,096
Total Other Advisory Fees	206	133	73	469	390	79
Total Advisory Fee Revenues	13,613	11,985	1,628	37,692	28,517	9,175

During the three and nine months ended September 30, 2012 and 2011, we earned investment advisory fees from our management of CLOs, CDOs and other investment products. Investment advisory fees from our management of CLOs and CDOs totaled $13.4 million and $37.2 million for the three and nine months ended September 30, 2012, respectively, and $11.9 million and $28.1 million for the three and nine months ended September 30, 2011, respectively. Investment advisory fees from CLOs comprised 94% and 93% of total investment advisory fees we earned during the three and nine months ended

September 30, 2012, respectively, and 93% and 90% of total investment advisory fees we earned during the three and nine months ended September 30, 2011, respectively.

CLO investment advisory fee revenue increased by $1.7 million and $9.5 million for the three and nine months ended September 30, 2012, respectively, as compared to the prior year periods. The increases in CLO investment advisory fee revenues for the three months ended September 30, 2012 are primarily the result of the closing(s) of CIFC 2011-1 and CIFC 2012-1 during 2012. During the three months ended September 30, 2012, we collected the first payment of subordinated investment advisory fees for CIFC 2011-I. While most CLOs pay us advisory fees quarterly, a CLOs initial payment may relate to a period longer than one quarter. Additionally, during the three months ended September 30, 2012, we collected an incentive fee payment from a CLO which reached its incentive management fee hurdle during the period and a one-time deferred management fee payment. The increases in CLO investment advisory fee revenues for the nine months ended September 30, 2012 are primarily the result of the aforementioned and the addition of investment advisory fees from CIFCAM and CypressTree as a result of the Merger, which were only included in revenues during the 2011 period subsequent to the Merger.

Net investment and interest income

The following table summarizes our net investment and interest income:

	Three months ended September 30,		Variance	Nine months ended September 30,			Variance
	2012	2011	2012 vs. 2011	2012		2011	2012 vs. 2011
	(In thousands)
Investment and interest income:
Investments in CLOs	$1,455	$3,871	$(2,416)	$2,690		$12,702	$(10,012)
RMBS	—	—	—	—		3,231	(3,231)
Warehouse assets interest income	76	2,279	(2,203)	903		2,687	(1,784)
Warehouse assets realized gains (losses)	291	(500)	791	212	(1)	(480)	692
Other investments	—	1	(1)	3		101	(98)
Total investment and interest income	1,822	5,651	(3,829)	3,808		18,241	(14,433)
Interest expense:
Repurchase agreements	—	—	—	—		347	(347)
Warehouse liabilities	—	581	(581)	141		688	(547)
Other	—	1	(1)	1		2	(1)
Total interest expense	—	582	(582)	142		1,037	(895)
Net investment and interest income	$1,822	$5,069	$(3,247)	$3,666		$17,204	$(13,538)
_________________________________

(1)
Excludes $1.4 million loss determined and accrued upon formalizing a transaction (not upon settlement) which was included within GAAP net income (loss) attributable to CIFC Corp. during the nine months ended September 30, 2012, and within AEBT within the three months ended December 31, 2011.

Net investment and interest income decreased by $3.2 million and $13.5 million for the three and nine months ended September 30, 2012, as compared to the prior year periods. The decrease in net investment and interest income is based on several factors, the most significant of which were (i) the sale of our investments in the DFR MM CLO during the first quarter of 2012 and (ii) the liquidation of our RMBS portfolio in the second quarter of 2011. These decreases were partially offset by the receipt of the first subordinated note distribution of $1.0 million on our investment in CIFC 2011-1. While most CLOs make distributions quarterly, a CLO's initial distribution often relates to a period longer than one quarter.

Expenses

Expenses decreased $0.8 million and increased $2.6 million for the three and nine months ended September 30, 2012, respectively, as compared to the prior year periods. The decrease in expenses for the three months ended September 30, 2012 compared to the prior period was primarily due to decreases in professional services and other general and administrative expenses of $0.3 million and $0.4 million, respectively. The increase in expenses for the nine months ended September 30, 2012 compared to the prior period was primarily due to an increase of compensation and benefits of $2.5 million. This includes the effect of several additions to the senior management team.

Net income (loss) on Consolidated Variable Interest Entities excluded from AEBT

As noted above, AEBT excludes net unrealized gains (losses) on our investment holdings in VIEs, with the exception of gains (losses) within the Warehouse TRS determined and accrued upon formalizing a transaction (not upon settlement). The table below provides details of the net unrealized gains (losses) on our investments in the Consolidated CLOs and CIFC 2012-III Warehouse and the GAAP net income (loss) of the DFR MM CLO and the Warehouse SPV which are included within net income attributable to CIFC Corp., but excluded from AEBT.

	Three months ended September 30,		Variance 2012 vs. 2011	Nine months ended September 30,		Variance 2012 vs. 2011
	2012	2011		2012	2011
	(In thousands)
Net unrealized gains (losses) on investments in Consolidated CLOs	$503	$(2,914)	$3,417	$(345)	$(2,382)	$2,037
Net unrealized gains (losses) on investment in CIFC 2012-III Warehouse	120	—	120	120	—	120
Consolidated net income (loss) of the DFR MM CLO (1)	—	(5,157)	5,157	(169)	(5,036)	4,867
Consolidated net income (loss) of the Warehouse SPV (2)	—	(5,567)	5,567	1,431	(5,004)	6,435
Total net income (loss) on Consolidated Variable Interest Entities excluded from AEBT	$623	$(13,638)	$14,261	$1,037	$(12,422)	$13,459
_________________________________

(1)	AEBT excludes the GAAP net income (loss) for the DFR MM CLO and includes distributions received on our investments in DFR MM CLO.

(2)
AEBT excludes the GAAP net income of the Warehouse SPV which requires accounting for the Warehouse TRS as a derivative. The GAAP net income of the Warehouse SPV for the nine months ended September 30, 2012 of $1.4 million is comprised of $0.7 million of interest income, $0.2 million of interest expense, $2.5 million of unrealized gains and $1.6 million of realized losses underlying the Warehouse TRS. AEBT for the nine months ended September 30, 2012 includes net interest income from the Warehouse TRS and gains (losses) on assets within the Warehouse TRS (excluding $1.4 million in losses determined and accrued upon formalizing a transaction (not upon settlement) which was included within GAAP net income and within AEBT during the three months ended December 31, 2011).  The GAAP net loss of the Warehouse SPV for the three months ended September 30, 2011 of $5.6 million is comprised of $2.3 million of interest income, $0.6 million of interest expense, $0.2 million of other expense, $6.6 million of unrealized losses and $0.5 million of realized losses underlying the Warehouse TRS. The GAAP net loss of the Warehouse SPV for the nine months ended September 30, 2011 of $5.0 million is comprised of $2.7 million of interest income, $0.7 million of interest expense, $0.2 million of other expense, $6.3 million of unrealized losses and $0.5 million of realized losses underlying the Warehouse TRS.

Reconciliation from GAAP to AEBT

To derive AEBT, we start with our GAAP statement of operations, deconsolidate the Consolidated CLOs and then eliminate and adjust certain other items. The deconsolidated GAAP results represent the components of Net income (loss) attributable to CIFC Corp.

The table below provides a reconciliation from GAAP net income (loss) attributable to CIFC Corp. to AEBT, a non-GAAP measure used by management, for the three months ended September 30, 2012:

	Three months ended September 30, 2012
	Consolidated GAAP	Consolidation Adjustments (1)	Deconsolidated GAAP	Reconciling and Non-Recurring Items		Adjusted Totals To Compute AEBT
	(In thousands)
Revenues
Investment advisory fees	$2,750	$13,374	$16,124	$(2,511)	(2)	$13,613
Net investment and interest income:
Investment and interest income	76	1,455	1,531	291	(3)	1,822
Interest expense	—	—	—	—		—
Net investment and interest income	76	1,455	1,531	291		1,822
Total net revenues	2,826	14,829	17,655	(2,220)		15,435
Expenses
Compensation and benefits	5,188	—	5,188	—		5,188
Professional services	1,220	—	1,220	—		1,220
Insurance expense	486	—	486	—		486
Other general and administrative expenses	335	—	335	—		335
Depreciation and amortization	3,802	—	3,802	(3,649)	(4)	153
Occupancy	416	—	416	—		416
Corporate interest expense	—	—	—	1,487	(5)	1,487
Impairment of intangible assets	—	—	—	—		—
Restructuring charges	—	—	—	—		—
Total expenses	11,447	—	11,447	(2,162)		9,285
Other Income (Expense) and Gain (Loss)
Net gain (loss) on investments, loans, derivatives and liabilities	(5,768)	624	(5,144)	5,144	(6)	—
Corporate interest expense	(1,487)	—	(1,487)	1,487	(5)	—
Strategic transactions expense	(657)	—	(657)	657	(7)	—
Other, net	11	—	11	(11)	(6)	—
Net other income (expense) and gain (loss)	(7,901)	624	(7,277)	7,277		—
Operating income (loss)	(16,522)	15,453	(1,069)	7,219		6,150
Net results of Consolidated Variable Interest Entities	(153,548)	153,548	—	—		—
Income (loss) before income tax expense (benefit)	(170,070)	169,001	(1,069)	7,219		6,150
Income tax expense (benefit)	(1,757)	—	(1,757)	1,757	(8)	—
Net income (loss)	(168,313)	169,001	688	5,462		6,150
Net (income) loss attributable to noncontrolling interest and Consolidated Variable Interest Entities	169,001	(169,001)	—	—		—
Net income (loss) attributable to CIFC Corp.	$688	$—	$688	$5,462		$6,150	(A)

The table below provides a reconciliation from GAAP net income (loss) attributable to CIFC Corp. to AEBT, a non-GAAP measure used by management, for the three months ended September 30, 2011:

	Three months ended September 30, 2011
	Consolidated GAAP	Consolidation Adjustments (1)	Deconsolidated GAAP	Reconciling and Non-Recurring Items		Adjusted Totals To Compute AEBT
	(In thousands)
Revenues
Investment advisory fees	$3,108	$11,424	$14,532	$(2,547)	(2)	$11,985
Net investment and interest income:
Investment and interest income	1	839	840	4,811	(3)	5,651
Interest expense	1	—	1	581	(9)	582
Net investment and interest income	—	839	839	4,230		5,069
Total net revenues	3,108	12,263	15,371	1,683		17,054
Expenses
Compensation and benefits	5,262	—	5,262	—		5,262
Professional services	1,544	—	1,544	—		1,544
Insurance expense	435	—	435	—		435
Other general and administrative expenses	748	—	748	—		748
Depreciation and amortization	4,907	—	4,907	(4,738)	(4)	169
Occupancy	440	—	440	—		440
Corporate interest expense	—	—	—	1,445	(5)	1,445
Restructuring charges	783	—	783	(783)	(10)	—
Total expenses	14,119	—	14,119	(4,076)		10,043
Other Income (Expense) and Gain (Loss)
Net gain (loss) on investments, loans, derivatives and liabilities	4,588	(2,914)	1,674	(1,674)	(6)	—
Corporate interest expense	(1,445)	—	(1,445)	1,445	(5)	—
Strategic transactions expenses	(71)	—	(71)	71	(7)	—
Other, net	4	—	4	(4)	(6)	—
Net other income (expense) and gain (loss)	3,076	(2,914)	162	(162)		—
Operating income (loss)	(7,935)	9,349	1,414	5,597		7,011
Net results of Consolidated Variable Interest Entities	(220,182)	209,458	(10,724)	10,724	(11)	—
Income (loss) before income tax expense (benefit)	(228,117)	218,807	(9,310)	16,321		7,011
Income tax expense (benefit)	(3,386)	—	(3,386)	3,386	(8)	—
Net income (loss)	(224,731)	218,807	(5,924)	12,935		7,011
Net (income) loss attributable to noncontrolling interest and Consolidated Variable Interest Entities	218,807	(218,807)	—	—		—
Net income (loss) attributable to CIFC Corp.	$(5,924)	$—	$(5,924)	$12,935		$7,011	(A)

The table below provides a reconciliation from GAAP net income (loss) attributable to CIFC Corp. to AEBT, a non-GAAP measure used by management, for the nine months ended September 30, 2012:

	Nine months ended September 30, 2012
	Consolidated GAAP	Consolidation Adjustments (1)	Deconsolidated GAAP	Reconciling and Non-Recurring Items		Adjusted Totals To Compute AEBT
	(In thousands)
Revenues
Investment advisory fees	$8,048	$36,787	$44,835	$(7,143)	(2)	$37,692
Net investment and interest income:
Investment and interest income	225	2,689	2,914	894	(3)	3,808
Interest expense	1	—	1	141	(9)	142
Net investment and interest income	224	2,689	2,913	753		3,666
Total net revenues	8,272	39,476	47,748	(6,390)		41,358
Expenses
Compensation and benefits	16,479	—	16,479	—		16,479
Professional services	3,620	—	3,620	657	(12)	4,277
Insurance expense	1,457	—	1,457	—		1,457
Other general and administrative expenses	1,887	—	1,887	—		1,887
Depreciation and amortization	13,325	—	13,325	(13,001)	(4)	324
Occupancy	1,057	—	1,057	—		1,057
Corporate interest expense	—	—	—	4,422	(5)	4,422
Impairment of intangible assets	1,771	—	1,771	(1,771)	(13)	—
Restructuring charges	3,923	—	3,923	(3,923)	(10)	—
Total expenses	43,519	—	43,519	(13,616)		29,903
Other Income (Expense) and Gain (Loss)
Net gain (loss) on investments, loans, derivatives and liabilities	(8,966)	(224)	(9,190)	9,190	(6)	—
Corporate interest expense	(4,422)	—	(4,422)	4,422	(5)	—
Strategic transaction expenses	(657)	—	(657)	657	(7)	—
Net gain on the sale of management contract	5,772	—	5,772	(5,772)	(14)	—
Other, net	(468)	—	(468)	468	(6)	—
Net other income (expense) and gain (loss)	(8,741)	(224)	(8,965)	8,965		—
Operating income (loss)	(43,988)	39,252	(4,736)	16,191		11,455
Net results of Consolidated Variable Interest Entities	(97,335)	98,597	1,262	(1,262)	(11)	—
Income (loss) before income tax expense (benefit)	(141,323)	137,849	(3,474)	14,929		11,455
Income tax expense (benefit)	2,741	—	2,741	(2,741)	(8)	—
Net income (loss)	(144,064)	137,849	(6,215)	17,670		11,455
Net (income) loss attributable to noncontrolling interest and Consolidated Variable Interest Entities	137,849	(137,849)	—	—		—
Net income (loss) attributable to CIFC Corp.	$(6,215)	$—	$(6,215)	$17,670		$11,455	(A)

The table below provides a reconciliation from GAAP net income (loss) attributable to CIFC Corp. to AEBT, a non-GAAP measure used by management, for the nine months ended September 30, 2011:

	Nine months ended September 30, 2011
	Consolidated GAAP	Consolidation Adjustments (1)	Deconsolidated GAAP	Reconciling and Non-Recurring Items		Adjusted Totals To Compute AEBT
	(In thousands)
Revenues
Investment advisory fees	$8,121	$24,263	$32,384	$(3,867)	(2)	$28,517
Net investment and interest income:
Investment and interest income	3,329	2,714	6,043	12,198	(3)	18,241
Interest expense	349	—	349	688	(9)	1,037
Net investment and interest income	2,980	2,714	5,694	11,510		17,204
Total net revenues	11,101	26,977	38,078	7,643		45,721
Expenses
Compensation and benefits	14,225	—	14,225	(274)	(15)	13,951
Professional services	3,884	—	3,884	—		3,884
Insurance expense	1,324	—	1,324	—		1,324
Other general and administrative expenses	2,437	—	2,437	—		2,437
Depreciation and amortization	11,572	—	11,572	(11,109)	(4)	463
Occupancy	1,037	—	1,037	—		1,037
Corporate interest expense	—	—	—	4,222	(5)	4,222
Impairment of intangible assets	1,104	—	1,104	(1,104)	(13)	—
Restructuring charges	4,104		4,104	(4,104)	(10)	—
Total expenses	39,687	—	39,687	(12,369)		27,318
Other Income (Expense) and Gain (Loss)
Net gain (loss) on investments, loans, derivatives and liabilities	5,095	(2,382)	2,713	(2,713)	(6)	—
Corporate interest expense	(4,222)	—	(4,222)	4,222	(5)	—
Strategic transactions expenses	(1,459)	—	(1,459)	1,459	(7)	—
Other, net	7	—	7	(7)	(6)	—
Net other income (expense) and gain (loss)	(579)	(2,382)	(2,961)	2,961		—
Operating income (loss)	(29,165)	24,595	(4,570)	22,973		18,403
Net results of Consolidated Variable Interest Entities	(314,638)	304,598	(10,040)	10,040	(11)	—
Income (loss) before income tax expense (benefit)	(343,803)	329,193	(14,610)	33,013		18,403
Income tax expense (benefit)	(4,523)	—	(4,523)	4,523	(8)	—
Net income (loss)	(339,280)	329,193	(10,087)	28,490		18,403
Net (income) loss attributable to noncontrolling interest and Consolidated Variable Interest Entities	329,193	(329,193)	—	—		—
Net income (loss) attributable to CIFC Corp.	$(10,087)	$—	$(10,087)	$28,490		$18,403	(A)
_________________________________

(A)	Represents AEBT.
(1)    Adjustments to eliminate the impact of the Consolidated CLOs.

(2)
Adjustments to reflect AEBT net of fee sharing arrangements. During the three and nine months ended September 30, 2012, we eliminated certain fee sharing arrangements related to CLOs managed by CypressTree, resulting in CIFC Corp. retaining more of the investment advisory fees received from these CLOs. In order to eliminate these fee sharing arrangements, we made payments of $0.3 million and $6.2 million during the three and nine months ended September 30, 2012, respectively.

(3)
The establishment of interest income for distributions received on our investments in the DFR MM CLO, interest income and realized gains (losses) underlying the Warehouse TRS and realized gains (losses) on the on-balance sheet warehouses. Through February 7, 2012, we owned 100% of the subordinated notes of the DFR MM CLO and were required to consolidate the DFR MM CLO. As management views the economic impact of our investments in the DFR MM CLO as the distributions received on those investments, the calculation of AEBT eliminates the GAAP net income (loss) on the DFR MM CLO (included within Net Results of Consolidated Variable Interest Entities) and includes the distributions received on our investments in the DFR MM CLO. As management views the economic impact of the Warehouse TRS to be similar to a traditional warehouse borrowing arrangement, the calculation of AEBT eliminates the GAAP net income (loss) on the Warehouse TRS (included within Net Results of Consolidated Variable Interest Entities) and includes the net interest income and gains (losses) underlying the Warehouse TRS. This excludes a loss of $1.4 million determined and accrued upon formalizing a transaction (not upon settlement) which was included within GAAP net income during the nine months ended September 30, 2012 and within AEBT during the three months ended December 31, 2011.
(4)    Elimination of intangible asset amortization.
(5)    Reclassification of corporate interest expense from other income (expense) and gain (loss) to expenses.
(6)    Elimination of net gains (losses) on our proprietary investments and items (primarily non-recurring in nature) which are included within Other, net.
(7)    Elimination of strategic transactions expenses.

(8)	Elimination of income tax expense (benefit).
(9)    Adjustment establishes interest expense underlying the Warehouse TRS.
(10)    Elimination of restructuring charges.
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

(13)    Elimination of impairment of intangible assets.
(14)    Elimination of the net gain on the sale of our rights to manage Gillespie.
(15)    Elimination of certain incentive compensation related to certain net gains (losses) on investments which are not included as a component of AEBT.

Recent Developments

On November 9, 2012 we closed a new CLO, CIFC Funding 2012-II, Ltd. (“CIFC 2012-II”), representing approximately $725.0 million of additional CLO AUM. We invested $4.3 million in the subordinated notes and we began earning investment advisory fees relating to CIFC CLO 2012-II upon the November closing.

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

The types of assets included in Level 1 are generally equity securities or derivatives listed on an exchange with active markets. We held no Level 1 securities as of September 30, 2012 or December 31, 2011.

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

Our assets and liabilities generally included in this category are corporate bonds, investments in CLOs or CDOs, loans where asset valuations are not provided by third-party pricing services or our comparable companies pricing model, warrants, long-term debt of our Consolidated CLOs (including the subordinated notes) and the conversion feature contained in our senior subordinated convertible notes, which was initially deemed an embedded derivative instrument prior to its reclassification to equity during December 2011.

Determination of Fair Values

As defined in ASC Topic 820, fair value is the price a market participant would receive in the sale of an asset, or pay to transfer a liability, in an orderly transaction at the measurement date. Where available, fair value is based on observable market prices or parameters or is derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are utilized. These valuation models involve our estimation and judgment, the degree of which is dependent on both the price transparency for the instruments or market and the instruments’ complexity. Assets and liabilities recorded at fair value in the condensed consolidated financial statements are categorized for disclosure purposes based on the level of judgment associated with the inputs used to measure their value as described above. Transfers between levels of the fair value hierarchy are recognized at the end of the reporting period.

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

The fair value process is monitored by our Valuation Committee. The Valuation Committee is chaired by our Chief Investment Officer and is comprised of investment, finance, valuation and risk management professionals. The purpose of the committee is to oversee the pricing policy and procedures by ensuring objective and reliable valuation practices and pricing of financial instruments, as well as addressing fair valuation issues and approving changes to valuation methodologies and pricing sources.  Meetings are held regularly to discuss and analyze the significant assumptions utilized in our internally developed models and to review the valuations provided by third-party pricing services for reasonableness.  We engage reputable third-party pricing services and regularly review the valuation methodologies provided by those third-party pricing services to ensure the fair value measurement provided by those services is in accordance with ASC Topic 820.

The following is a description of our valuation methodologies for financial assets and liabilities measured at fair value by class as required by ASC Topic 820, including the general classification of such instruments pursuant to the valuation hierarchy described above. Under certain market conditions, we may make adjustments to the valuation methodologies described below. We maintain a consistent policy for the process of identifying when and by how such adjustments should be made. To the extent that we make a significant fair value adjustment, the valuation classification would generally be considered Level 3 within the fair value hierarchy.  We determined our classes of financial assets and liabilities based on our analysis of the nature, characteristics and risks of such financial assets and liabilities at fair value.

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

Other Assets—Other assets at fair value primarily represent investments in CLOs or CDOs which are generally valued via a third-party pricing service. The inputs to the valuation include trades, discount rates, forward yield curves, and loan level information (including loan loss, recovery and default rates, prepayment speeds and and other security specific information obtained from the trustee and other service providers related to the product being valued). Although the inputs used in the third-party pricing services valuation model are generally obtained from active markets and are observable, the third-party pricing service does not provide sufficient visibility into their pricing model, and as such effective December 31, 2011, we concluded other assets priced in this manner would be classified as Level 3 within the fair value hierarchy. Prior to this change, other assets priced in this manner were classified as Level 2. When a value from a third-party pricing service is unavailable, the value may be based on an internally developed discounted cash flow model which includes unobservable market inputs or by broker quote.  Inputs to the internally developed model include the structure of the product being valued, estimates related to loan default, recovery and discount rates. Other assets valued in this manner are classified as Level 3 within the fair value hierarchy.

Contingent Liabilities—The fair value of the contingent liabilities is determined via a third-party valuation firm and is based on discounted cash flow models. The models are based on projections of the relevant future investment advisory fee cash flows from the CLOs managed by CIFCAM and its wholly-owned subsidiary, CypressTree, and utilize both observable and unobservable inputs in the determination of fair value. Significant inputs to the valuation models include the structure of the underlying CLO and estimates related to loan default, recovery and discount rates.  The contingent liabilities are classified as Level 3 within the fair value hierarchy.

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

Goodwill and Other Intangible Assets— Goodwill represents the excess cost of a business acquisition over the fair value of the net assets acquired. Goodwill has been recognized as a result of the acquisition of CNCIM and the Merger with Legacy CIFC. In accordance with ASC Topic 350—Intangibles—Goodwill and Other (“ASC Topic 350”), goodwill is not amortized. We periodically (at least on an annual basis in the fourth quarter of each year) review goodwill, considering factors such as our projected cash flows and revenues and earnings multiples of comparable companies, to determine whether the carrying value of the goodwill is impaired. If the goodwill is deemed to be impaired, the difference between the carrying amount reflected in the financial statements and the estimated fair value is recognized as an expense in the period in which the impairment occurs. We have one overall reporting unit for which goodwill is tested for impairment. The evaluation of goodwill and intangible assets for impairment requires us to make estimates and exercise significant judgment. During the three and nine months ended September 30, 2012, there were no events or changes in circumstances that would indicate that the current carrying amount of goodwill might be impaired; accordingly, we did not perform an interim impairment test.  Our next annual impairment test of goodwill will be performed and completed in the fourth quarter of 2012.

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

Off-Balance Sheet Arrangements

As of September 30, 2012, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose or VIEs, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of September 30, 2012, we did not guarantee any obligations of unconsolidated entities, enter into any commitments or express intent to provide additional funding to any such entities.

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

Change in Internal Control Over Financial Reporting

 During the three months ended September 30, 2012, we instituted a new investment management tracking system which we utilize to assist in accounting for our consolidated variable interest entities. Other than this change, there have been no changes in our internal control over financial reporting during the three months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

There have been no material changes in our risk factors from those disclosed in Part I — Item 1A. Risk Factors of our 2011 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The number and average price of shares of common stock purchased during the nine months ended September 30, 2012 are set forth in the table below:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
April 1 - April 30, 2012	103,336	$5.89	103,336	$9,391,556
May 1 - May 31, 2012	204,567	6.37	204,567	8,088,514
June 1 - June 30, 2012	203,372	6.94	203,372	6,677,430
July 1 - July 31, 2012	54,452	7.26	54,452	6,282,166
August 1 - August 31, 2012	11	7.28	11	6,282,085
September 1 - September 30, 2012	6,870	7.27	6,870	6,232,140
Total	572,608	6.58	572,608	6,232,140

Share Repurchase Program

On March 29, 2012, we announced that our Board approved a $10.0 million share repurchase program. Under the program, the repurchases may be made in open-market or in private transactions and may be made pursuant to SEC Rule 10b5-1 trading plans. Shares may be repurchased from time to time and in such amounts as market conditions warrant, subject to price ranges set by management and regulatory considerations.  The share repurchase program does not have an expiration date. During the three and nine months ended September 30, 2012, we repurchased 61,333 and 572,608 shares in open-market transactions for an aggregate cost (including transaction costs) of $0.4 million and $3.8 million, respectively, with an average price per share of $7.26 and $6.58, respectively.  As of September 30, 2012 we were authorized to repurchase up to an additional $6.2 million of our common stock.

The indentures governing our Junior Subordinated Notes contain limits on share repurchases, subject to a number of exceptions and conditions.  The share repurchases allowed under the share repurchase program are within these limits.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Ex. No.	Description of Exhibit

3.1	Certificate of Incorporation of CIFC Corp., as amended (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on April 14, 2011).

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

3.4
Certificate of Designation of Series A Convertible Non-Voting Preferred Stock (incorporated by reference to
Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on September 25, 2012).

3.5	Bylaws of CIFC Corp. (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed with the SEC on July 20, 2011).

10.1
Asset Purchase Agreement, dated July 30, 2012, by and among GE Capital Debt Advisors LLC, General Electric Capital Corporation, CIFC Asset Management LLC and CIFC Corp. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 1, 2012).

10.2
Second Amended and Restated Registration Rights Agreement, dated as of September 24, 2012, by and among CIFC Corp., GE Capital Equity Investments, Inc., CIFC Parent Holdings LLC and DFR Holdings LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on September 25, 2012).

10.3
Second Amended and Restated Stockholders Agreement, dated as of September 24, 2012, by and among CIFC Corp., CIFC Parent Holdings LLC and DFR Holdings LLC (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on September 25, 2012).

10.4
Investment Agreement, dated as of September 24, 2012, by and between CIFC Corp. and GE Capital Equity Investments, Inc. (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on September 25, 2012).

10.5	Form of Warrant (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed with the SEC on September 25, 2012).

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101
Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended September 30, 2012, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss); (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements furnished herewith.**

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

CIFC CORP.
(Registrant)

Date: November 16, 2012	By:	/s/ PETER GLEYSTEEN
Peter Gleysteen, Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 16, 2012	By:	/s/ ROBERT C. MILTON III
Robert C. Milton III, Interim Chief Financial Officer
(Principal Financial and Accounting Officer)