Form 10-K
period 2012-12-31
CIFC Corp.
filed 2013-04-01
CIK 1313918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of the outstanding common equity held by non-affiliates of the registrant was $44.6 million based on the number of shares held by non-affiliates of the registrant as of June 30, 2012, and based on the reported last sale price of the common stock on June 30, 2012, which is the last business day of the registrant's most recently completed second fiscal quarter.
There were 20,705,658 shares of the registrant's common stock outstanding as of March 22, 2013.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant's proxy statement for the registrant's 2013 Annual Meeting of Stockholders are incorporated by reference in Items 10, 11, 12, 13, and 14 of Part III.

CIFC CORP.
2012 ANNUAL REPORT ON FORM 10-K

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
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements in this annual report on Form 10-K (the "Annual Report"), and the information incorporated by reference into this Annual Report are forward-looking statements, as permitted by the Private Securities Litigation Reform Act of 1995. These include, but are not limited to, statements regarding future results or expectations. Forward-looking statements can be identified by forward-looking language, including words such as "believes," "anticipates," "expects," "estimates," "intends," "may," "plans," "projects," "will" and similar expressions, or the negative of these words. Such forward-looking statements are based on facts and conditions as they exist at the time such statements are made, various operating assumptions and predictions as to future facts and conditions, which may be difficult to accurately make and involve the assessment of events beyond our control. Caution must be exercised in relying on forward-looking statements. Our actual results may differ materially from the forward-looking statements contained in this Annual Report. We believe these factors include but are not limited to those described under the section entitled “Risk Factors” in this report, as such factors may be updated from time to time in our periodic filings with the United States Securities and Exchange Commission (“SEC”), which are accessible on the SEC’s website at www.sec.gov.

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

PART I.
Item 1.    Business
Overview
CIFC Corp. (“CIFC” and, together with its subsidiaries, “we” or "us" ) is a Delaware corporation that specializes in managing investment products which have corporate credit obligations, primarily senior secured corporate loans (“SSCLs”), as the primary underlying investments.
We establish and manage investment products for various types of investors, including pension funds, hedge funds and other asset management firms, banks, insurance companies and other types of institutional investors located across the world. Our existing investment products are primarily collateralized loan obligations ("CLOs") and also include collateralized debt obligations ("CDOs") and other investment vehicles. We also make investments in certain investment products we manage and SSCLs that we warehouse to launch new investment products.
The investment advisory fees paid to us by these investment products is our primary source of revenue and are generally paid on a quarterly basis and are ongoing as long as we manage the products. Investment advisory fees typically consist of management fees based on the amount of assets held in the investment product and, in some cases, incentive fees based on the returns generated for certain investors. We also earn net investment income and incur gains/losses from our investments in CLOs, warehouses and other investment products we manage.
History of Operations
On April 13, 2011 (the “Merger Closing Date”), we completed a merger (the “Merger”) with Commercial Industrial Finance Corp. (“Legacy CIFC”), an asset manager focused primarily on management of corporate credit investments for third party investors. Following the Merger, we focused on our core asset management business and exited non-core activities and assets. We have and expect to continue to devote capital to initiate and support our asset management business. The Merger made CIFC one of the largest independent CLO managers globally.

The Merger was primarily effected as a stock transaction with the result that we are more strongly capitalized as we acquired Legacy CIFC, including the rights to manage the Legacy CIFC CLO management contracts, without significantly increasing our long-term debt (see Item 8—"Financial Statements and Supplementary Data—Note 4" for additional details on the Merger). In acquiring Legacy CIFC, we also acquired CypressTree, a credit asset manager that Legacy CIFC acquired in December 2010, and CypressTree’s CLO management contracts. We now have four asset management subsidiaries: CIFC Asset Management LLC ("CIFCAM"), Columbus Nova Credit Investments Management LLC (“CNCIM”), CypressTree Investment Management, LLC ("CypressTree") and Deerfield Capital Management LLC ("DCM"). All are operated jointly on Legacy CIFC’s investment management platform.

Following the Merger, management re-focused on our core business as a fee-based corporate credit asset manager for third party investors. In a process that began in 2011, and most of which was completed during 2012, we exited non-core activities and assets, through the sales of (1) our residential mortgage-backed securities (“RMBS”) portfolio in 2011, (2) our rights to manage our sole European CLO, Gillespie CLO PLC (“Gillespie”) in January 2012, and (3) our investments in (and our rights to manage) the DFR Middle Market CLO Ltd. (“DFR MM CLO”) in February 2012. While the Gillespie management contract did relate to the core business, we do not have a presence in Europe at this time. Our investments in and rights to manage the DFR MM CLO likewise were related to our core expertise in corporate credit obligations, but management decided to sell these interests in the DFR MM CLO because (i) the DFR MM CLO did not generate contractual investment advisory fee revenues, (ii) the risk profile of the loans underlying our investment in the DFR MM CLO were not deemed suitable, and (iii) the investment tied up a substantial amount of capital.

As we focus on growing our core asset management business, we utilize and expect to continue to utilize our cash to seed new investment vehicles generating investment advisory fee revenues, including warehouses to facilitate issuing new CLOs or other investment products. Additionally, we may also utilize our liquidity to acquire SSCLs directly to warehouse such SSCLs until they can be included as collateral for new CLOs and other funds we manage. We may also utilize cash and other sources of liquidity to consummate further strategic business combinations. During 2012, we issued three CLOs and entered into a five year strategic relationship with General Electric Capital Corporation's (“GE Capital”) Bank Loan Group. The Company believes that this strategic relationship could provide CIFC with significant opportunities to create new CIFC-managed investment products, including those involving GE Capital loan originations and/or vehicles for which GE Capital provides financing. Further, partnering with GE Capital positions the Company for unique opportunities given GE Capital's strength as a leading corporate lender coupled with CIFC's loan asset management platform. In addition, as part of this transaction, we were assigned the role as manager of four “Navigator” CLOs (see Item 8—"Financial Statements and Supplementary Data—Note 4").

CNCIM Acquisition—During 2010, we acquired CNCIM (the "CNCIM Acquisition"), an investment manager with four CLOs under management from Bounty Investments, LLC ("Bounty"). In connection with the acquisition,we issued 4,545,455 shares of common stock to Bounty and Bounty purchased, for cash, $25.0 million in aggregate principal amount of our then newly-issued senior subordinated convertible notes (the "Convertible Notes"), convertible into 4,132,231 shares of common stock. Bounty subsequently transferred the Convertibles Notes to DFR Holdings, LLC ("DFR Holdings"). In addition, in 2010, we also restructured our long-term debt by (i) replacing our $120.0 million of trust preferred securities with $120.0 million of junior subordinated notes ("Junior Subordinated Notes"), all of which contain significantly reduced covenant requirements, and $95.0 million of which are subject to the significantly lower interest rate of 1.0% through April 30, 2015, and (ii) discharging $73.9 million of our senior secured notes at a significant discount, in part with the cash from the issuance of the Convertible Notes.

Investment Approach

Our investment processes are overseen by our Investment Research, Portfolio Management and Trading teams. Once a potential investment has been identified, our Investment Research team is responsible for the initial credit underwriting and the ongoing monitoring of the investments. Each new underwriting opportunity is first screened and subsequently approved for inclusion in our portfolio by the firm's Investment Committee, which is comprised of senior investment professionals from both the Investment Research and Portfolio Management teams, which helps shape the due diligence and analytical framework the relevant investment analyst pursues in completing the underwriting process. When evaluating the suitability of an investment and subject to an accounts individual investment objectives and parameters, we typically:

•
employ underwriting discipline, based on fundamental credit analysis which assesses each borrower's debt servicing capability, fundamental value, as well as the magnitude and prospective volatility of the “value cushion” (a CIFC term for junior capital supporting each investment), identify and select investment candidates whose value cushion is robust and durable;

•	utilize internally-developed risk ratings based on individual obligor assessment without undue reliance on credit rating agencies;

•	diversify investment portfolios by avoiding concentration imbalances, on-going active portfolio management and utilization of proprietary tools; and

•	continuously re-assess and adjust portfolios by identifying relative value differentials, market inefficiencies and technical imbalances.

When problem loans are identified, we will decide whether to sell or hold and regularly re-evaluate with the intention to maximize our recovery. Our credit and portfolio management function is responsible for working with our investment professionals from the date on which an investment is made until the time it is exited in order to ensure that strategic and operational objectives are accomplished and that the performance of the investment is closely monitored.

Core Asset Management Activities

We establish and manage investment products for various types of investors, including pension funds, hedge funds and other asset management firms, banks, insurance companies and other types of institutional investors located across the world. Our existing investment products are primarily CLOs and also include CDOs and other investment vehicles. For additional information on the structure of a CLO see below—Collateralized Loan Obligations for further details. These investment products are special purpose entities that pool the capital of multiple investors. The investment advisory fees paid to us by these investment products are our primary source of revenue and are generally paid on a quarterly basis and are ongoing as long as we manage the products. Investment advisory fees typically consist of senior and subordinated management fees based on the amount of assets held in the investment product and, in certain cases, include incentive fees based on the returns generated for certain investors.

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

•
Incentive fees vary based on the terms of each CLO. Certain CLOs do not pay incentive fees at all or have only an incentive fee that is paid to the manager thereof after certain investors’ returns exceed an internal rate of return hurdle. Upon achievement of this hurdle, the manager is paid a percentage (generally 20%) of residual cash flows in excess of this hurdle. A limited number of CLOs also have an incentive fee which is paid to the manager thereof after investors’ annual cash on cash returns exceed a hurdle. Upon achievement of this hurdle, the manager is paid an additional fee (generally 15 basis points annually on the principal balance of the underlying collateral of the CLO).

Investment advisory fees on the CDOs we manage also differ from product to product, but in general they consist of a senior management fee (payable before the interest payable on the debt securities issued by such CDOs) that ranges from 5 to 25 basis points annually of the principal balance of the underlying collateral of such CDOs and a subordinated management fee (payable after the interest payable on the debt securities issued by such CDOs and certain other expenses) that ranges from 5 to 35 basis points annually of the principal balance of the underlying collateral of such CDOs. Only a limited number of the CDOs we manage are currently paying subordinated management fees.

Collateralized Loan Obligations

The term CLO (which for purposes of this section also includes the term CDO unless otherwise noted) generally refers to a special purpose vehicle that owns a portfolio of investments (SSCLs in the case of CLOs and typically asset-backed or other securities in the case of CDOs) and issues various tranches of debt and subordinated note securities to finance the purchase of those investments. The investment activities of a CLO are governed by extensive investment guidelines, generally contained within a CLO’s “indenture” and other governing documents which limit, among other things, the CLO’s maximum exposure to any single industry or obligor and limit the ratings of the CLO’s assets. Most CLOs have a defined investment period which they are allowed to make investments and reinvest capital as it becomes available. As each CLO's investments are pledged to the holder of the debt securities (further described below) in such CLO, the investments are also sometimes referred to herein as "collateral."

CLOs typically issue multiple tranches of debt and subordinated note securities with varying ratings and levels of subordination to finance the purchase of investments. These securities receive interest and principal payments from the CLO in accordance with an agreed upon priority of payments, commonly referred to as a “waterfall.” While the CLOs themselves, not us, issue these securities, in accordance with standard practice in our industry we sometimes refer to "CIFC" or "we" as issuing CLOs and/or CLO securities. The most senior notes, generally rated AAA/Aaa, commonly represent the majority of the total liabilities of the CLO. This tranche of notes is generally issued at a specified spread over LIBOR and normally has the first claim on the earnings on the CLO’s investments after payment of certain "senior" fees and expenses. The mezzanine tranches of rated notes generally have ratings ranging from AA/Aa to BB/Ba and also are usually issued at a specified spread over LIBOR with higher spreads paid on the tranches with lower ratings. Each tranche is typically only entitled to a share of the earnings on the CLO’s investments if the required interest and principal payments have been made on the more senior tranches. The most junior tranche can take the form of either subordinated notes or preference shares and is commonly referred to as the CLO’s “subordinated notes” or "equity." The subordinated notes generally do not have a stated coupon but are entitled to residual cash flows from the CLOs’ investments after all of the other tranches of notes and certain other fees and expenses are paid. While the majority of the subordinated notes of the CLOs we manage are owned by third parties, we do own a portion of the subordinated note tranches of certain of the CLOs we manage. Our investments and beneficial interests in the Consolidated CLOs we manage amounted to $47.5 million and $7.0 million as of December 31, 2012 and 2011, respectively. See Item 8—"Financial Statements and Supplementary Data—Note 5" for additional details on CLOs and other Consolidated Variable Interest Entities ("VIEs" or "VIE").

CLOs, which are designed to serve as investments for third party investors, generally have an investment manager to select and actively manage the underlying assets to achieve target investment performance. In exchange for these services, CLO managers typically receive three types of investment advisory fees: senior management fees, subordinated management fees and incentive fees. CLOs also generally appoint a custodian, trustee and collateral administrator, who are responsible for holding the CLOs' investments, collecting investment income and distributing that income in accordance with the respective CLO's waterfall.

Fee Earning Assets Under Management

The following table summarizes the Fee Earning AUM, for which we are paid a management fee by significant investment product category (1):

	As of December 31, 2012		As of December 31, 2011
	Number of Accounts	Fee Earning AUM (2)	Number of Accounts	Fee Earning AUM (2)
		(In thousands)		(In thousands)
Post 2011 CLOs	3	$1,579,558	—	$—
Legacy CLOs (3)	29	9,599,220	29	10,555,255
Total CLOs	32	11,178,778	29	10,555,255
Other Loan-Based Products	3	666,120	1	73,249
Total Loan-Based AUM	35	11,844,898	30	10,628,504
ABS CDOs	10	2,402,088	10	2,931,478
Corporate Bond CDOs	4	67,053	4	271,072
Total Fee Earning AUM	49	$14,314,039	44	$13,831,054

Explanatory Notes:
_________________________________

(1)	We do not expect to issue new CDOs in the future. Fee Earning AUM on CDOs are expected to continue to decline as these funds run-off per their contractual terms.

(2)
Fee Earning AUM numbers generally reflect the aggregate principal or notional balance of the collateral and, in some cases, the cash balance held by the CLOs and CDOs and are as of the date of the last trustee report received for each CLO and CDO prior to the respective AUM date.

(3)	Legacy CLOs represents all CLO management contracts issued prior to 2011 including the acquisition of CLOs since 2011.

Competition
We compete for asset management clients and AUM with numerous other asset managers, including those affiliated with major commercial banks, broker-dealers and other financial institutions. The factors considered by clients in choosing us or a competitor include the past performance of the products we manage, the background and experience of our key portfolio management personnel, our experience in managing a particular product type, our reputation in the fixed income asset management industry, our investment advisory fees and the structural features of the investment products that we offer. Some of our competitors have greater portfolio management resources than us, have managed client accounts for longer periods of time, have experience over a wider range of products than us or have other competitive advantages over us.
Operating and Regulatory Structure
Exclusion from Regulation under the 1940 Act—We have operated, and intend to continue to operate, in such a way as to be excluded from registration under the Investment Company Act of 1940, as amended (the "1940 Act"). We and our wholly-owned subsidiaries are primarily excluded from registration under the 1940 Act because we are not engaged, and do not propose to engage, in the business of investing, reinvesting, owning, holding or trading in securities and do not own or propose to acquire "investment securities" having an aggregate value exceeding 40% of our total assets, on an unconsolidated basis, excluding cash and government securities (the "40% Test"). "Investment securities" excludes, among other things, majority-owned subsidiaries that rely on the 40% Test. Certain of our subsidiaries rely on the 40% Test or on an exemption under Section 3(c)(7), which is for entities owned by "qualified purchases" under the 1940 Act.

Governmental Regulations—Each of CIFCAM, DCM, CypressTree and CNCIM (collectively, referred to herein as the "Advisers") are registered with the U.S. Securities and Exchange Commission's (the "SEC") as investment advisers. In these capacities, the Advisers are subject to various regulatory requirements and restrictions with respect to our asset management activities, periodic regulatory examinations and other laws and regulations. In addition, investment vehicles managed by the Advisers are subject to various securities and other laws. Parts 1 and 2 of the Advisers Form ADV is publicly available on the SEC Investment Advisers Public Disclosure website (www.adviserinfo.sec.gov) or upon request to the Company using the contact information below.
Employees
As of December 31, 2012, we had 59 full-time employees.
Available Information
Our website is www.cifc.com. We make available free of charge, on or through the "Our Shareholders/SEC Filings" section of our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such materials with, or furnish to, the SEC. Also posted on our website, and available in print upon request to our Compliance Department, are the charters for our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee and our Code of Ethics, which governs our directors, officers and employees. Within the time period required by the SEC and the NASDAQ Stock Market LLC ("NASDAQ"), we will post on our website any amendment to our Code of Ethics and any waiver applicable to our senior financial officers, and our executive officers or directors. In addition, information concerning purchases and sales of our equity securities by our directors and Section 16 reporting officers is posted on our website. Information on our website is not part of this Annual Report and is not deemed incorporated by reference into this Annual Report of any other public filing made with the SEC.

Item 1A.    Risk Factors
        Our business, financial condition, operating results and cash flows may be impacted by a number of factors. The following sets forth the most significant factors that make an investment in our company speculative or risky. In addition to the following risk factors, please also refer to the section entitled "Special Note Regarding Forward-Looking Statements."
Risks Related to Our Business
We operate in highly competitive markets, compete with larger institutions and we may not be able to grow our assets under management ("AUM").
        The alternative asset management industry is intensely competitive and subject to rapid change. Many firms offer similar and additional asset management products and services to the same types of clients that we target. We currently focus almost exclusively on managing SSCLs and related financial instruments, which is in contrast to numerous other asset managers with comparable AUM, which have significant background and experience in both the equity and debt markets. In addition, many of our competitors have or may in the future develop greater financial and other resources, more extensive distribution capabilities, more effective marketing strategies, more attractive investment vehicle structures and broader name recognition. Many of our competitors are substantially larger than us, have considerably more financial and other resources and may have investment objectives that overlap with ours, which may create competition for investment opportunities with limited supply. Some competitors may have a lower cost of funds and access to funding sources that are not available to us, and may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. The competitive pressures we face could adversely affect our business, financial condition and results of operations. Additionally, if other asset managers offer services and products at more competitive prices than us, we may not be able to maintain our current fee structure. Investment strategies and products, including CLOs, that had historically been attractive to investors may lose their appeal for various reasons. In such case, we would have to develop new strategies and products in order to remain competitive. It could be both expensive and difficult for us to develop new strategies and products, and we may not be successful in this regard. These competitive pressures could adversely affect our business, financial condition and results of operations.
        Currently, the substantial majority of our investment products are CLOs that cannot be redeemed or terminated by investors unless certain conditions are met or they are not yet redeemable or terminable by investors at all. However, with the passage of time or upon the satisfaction of such conditions, these investment products will be redeemed, and we will no longer receive investment advisory fees related to these products. In addition, the prepayment of the assets contained in the CLOs we manage and our inability to reinvest the proceeds of such prepayments in accordance with the investment guidelines of the CLOs will reduce the asset base on which our fees are paid and thus the amount of our investment advisory fees. If we are unable to launch new products and grow AUM to sufficiently replace lost AUM, our revenues will decline.
A reduction in the amount or value of assets in the investment products we manage could significantly reduce our investment advisory fees and incentive fees and adversely affect our financial performance.
        Our success depends on our ability to earn investment advisory fees from the investment products we manage for third party investors. Such fees generally consist of payments based on the amount of assets in the investment product (known as management fees and/or advisory fees) and, in certain cases, on the returns generated for certain investors in the investment product (incentive fees). If there is a reduction in a product's assets, there will be a corresponding reduction in our management fees from the account and a likely reduction in our incentive fees, if any, relating to the product, since the smaller the product's asset base, the smaller the potential profits earned by the product. There could be a reduction in a product's assets resulting from the prepayment of the assets in the product if we are unable to reinvest the prepayment proceeds, due to a forced liquidation of the assets in the product or due to poor investment performance, including downgrades of ratings assigned to the assets and/or portfolios the Advisers manage. As a result, a reduction in the value of assets in the investment products we manage and investment advisory fees, and the failure of the Advisers' investment products to perform well both on an absolute basis and in relation to competing products, may adversely affect our business and financial performance.
Our existing recourse indebtedness and the inability to access capital markets could restrict our business activities or adversely affect our financial performance.
        As of December 31, 2012, we had approximately $145.0 million of outstanding recourse indebtedness, including long-term indebtedness in the form of $120.0 million principal outstanding of Junior Subordinated Notes and $25.0 million principal outstanding of Convertible Notes. $25.0 million of our Junior Subordinated Notes currently bear interest at a variable interest rate and the remainder will begin to bear interest at a variable interest rate after April 30, 2015, which may subject us to interest rate risk and increase our debt service obligations if such interest rate increases. In addition, the debt instruments governing our indebtedness contain covenants that may restrict our business activities, and our failure to comply with these covenants could result in a default under our indebtedness. Furthermore, we are permitted by the terms of our Junior Subordinated Notes and our other debt instruments to incur additional indebtedness, however the proceeds of such indebtedness are subject to the limits on restricted payments of the Junior Subordinated Notes. Our inability to generate sufficient cash flow to satisfy our debt obligations, to refinance our debt obligations or to access capital markets or otherwise obtain additional financing on commercially reasonable terms could adversely affect our financial condition, operating results and cash flows. Additionally, our return on investments and available cash flow may be reduced to the extent that changes in market conditions increase the cost of our financing relative to the income that can be derived from the assets acquired.
Our business could be impaired if we are unable to attract and retain qualified personnel.
        We depend on the diligence, experience, skill and network of business contacts of our executive officers and employees for the evaluation, negotiation, structuring and monitoring of our investments and the operation of our business. Additionally, certain of our investment management contracts may be tied to the retention of certain key employees. The management of our investment products is undertaken by our Investment Research, Portfolio Management and Trading teams, consisting of various investment research and portfolio management and trading personnel, none of whom are bound by employment agreements. The loss of a particular member or members of such teams could cause investors in the product to withdraw all or a portion of their investment in the product, and adversely affect the marketing of the product to new investors and the product's performance. In the case of certain CLOs, we can be removed as investment adviser upon the loss of specified key employees. In addition to the loss of specific investment research and portfolio management and trading team members, the loss of one or more members of our senior management involved in supervising the teams and operating our business could have similar adverse effects on our investment products or our business. We have experienced turnover in certain members of our senior management over the past 12 months. If turnover continues, our business and financial performance could be adversely effected.
Accordingly, the inability to attract and retain qualified personnel could affect our ability to provide an acceptable level of service to our clients and take advantage of new opportunities, which could adversely affect our business and financial performance.
We may leverage our assets and a decline in the fair value of such assets may adversely affect our financial performance.
        We may leverage our assets through borrowings, generally through warehouse facilities, secured loans, derivative instruments such as total return swaps, securitizations (including the issuance of CLOs), private funds and other borrowings. Certain leverage we may employ may have market value based lending triggers, such that lenders may require us to post additional collateral to support the borrowing if asset prices decline. If we cannot post the additional collateral, we may have to rapidly liquidate assets, which we may be unable to do on favorable terms or at all. Even after liquidating assets, we may still be unable to post the required collateral, further harming our liquidity and subjecting us to liability to our lenders for the declines in the fair values of the collateral. A reduction in credit availability may reduce our earnings, liquidity and available cash.
We expect to enter into warehouse agreements in connection with our potential investment in and management of CLOs and other investment products, which may expose us to substantial risks.
        In connection with our potential investment in and management of new CLOs and other investment products, we expect to enter into warehouse agreements with warehouse providers such as banks or other financial institutions, pursuant to which the warehouse provider will finance the purchase of investments that will be ultimately included in a CLO or other investment product. We will typically select the investments in the warehouse subject to the approval of the warehouse provider. If the relevant CLO transaction or other investment product is not issued or consummated, as applicable, the warehouse investments may be liquidated, and we may be required to pay any amount by which the purchase price of the investments exceeds its sale price and may be liable for certain of the expenses associated with the warehouse or planned CLO or other investment product. In addition, regardless of whether the CLO or other investment product is issued or consummated, if any of the warehoused investments are sold before such issuance or consummation, we may have to bear any resulting loss on the sale. The amount at risk in connection with a warehouse agreement will vary and may not be limited to the amount, if any, that we invest in the related CLO or other investment product upon its issuance or consummation, as applicable. Although we would expect to complete the issuance of a particular CLO or other investment product within six to nine months after establishing a related warehouse, we may not be able to complete the issuance within such expected time period or at all.
Our business and financial performance may be adversely affected by market, economic and other industry conditions.
        Our business and financial performance may be adversely affected by market, economic and other industry conditions, such as the economic slowdown and recessions that were experienced in the United States in 2008, which could lead to losses on our investments or in the assets held in the products we manage and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in lenders not extending credit to us, all of which could impair our operating results. While our business environment and that of many of the entities in which we invest was extremely challenging in 2008 and 2009, we saw improvements in our business as the markets stabilized in 2010, 2011 and 2012. There is no assurance that these conditions will continue to improve in the near term or at all. If the economic slowdown and adverse business conditions resume or get worse, we expect our results of operations to be adversely affected.

Our quarterly results could fluctuate and may not be indicative of our future quarterly performance.
        Our quarterly operating results could fluctuate; therefore investors should not rely on past quarterly results to be indicative of our performance in future quarters. Factors that could cause our quarterly operating results to fluctuate include, among other things, variations in quarterly fair value determinations of our assets and liabilities, impairments on our intangible assets (including goodwill), changes in interest rates affecting our interest income and interest expense, distributions from our investments in CLOs and private funds and our provision for income tax.
Because the values we record for certain investments and liabilities are based on estimates of fair value made by management, we are exposed to substantial risks.
        Some of our investments and liabilities are not publicly traded. The fair value of such investments and liabilities are not readily determinable. Each of these carrying values is based on an estimate of fair value. Management reports estimated fair value of these investments and liabilities quarterly, which may cause our quarterly operating results to fluctuate. Therefore, our past quarterly results may not be indicative of our performance in future quarters. In addition, because such valuations are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these investments and liabilities existed and we may be unable to realize the carrying value upon a sale of these investments.
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
        We rely primarily on section 3(a)(1)(C) for our exclusion from the registration requirements of the 1940 Act. This provision requires that we neither engage nor propose to engage in the business of investing, reinvesting, owning, holding or trading in securities nor own or propose to acquire "investment securities" having a value exceeding 40% of the value of our total assets on an unconsolidated basis, which is referred to herein as the “40% Test”. "Investment securities" excludes U.S. government securities and securities of majority-owned subsidiaries that rely on the 40% Test. If we fail to meet our current exemption and another exemption is not available, we may be required to register as an investment company. If we were to be deemed an investment company, restrictions imposed by the 1940 Act, including limitations on our capital structure and our ability to transact with affiliates, could make it impractical for us to continue our business as contemplated and would have a material adverse effect on our business.
The accounting rules applicable to certain of our transactions are highly complex and require the application of significant judgment and assumptions by our management. In addition, changes in accounting interpretations or assumptions could impact our financial statements.
        Accounting rules for consolidations, income taxes, business acquisitions, transfers of financial assets, securitization transactions and other aspects of our operations are highly complex and require the application of judgment and assumptions by management. The consolidation of Variable Interest Entities ("VIEs") is subject to periodic reassessment which could lead to the deconsolidation of previously consolidated entities or the consolidation of entities that were previously not required to be consolidated. Deferred tax assets are subject to the establishment of a valuation allowance in the event management concludes that the tax benefits of certain timing differences may not be realized. Business acquisitions require the valuation of assets acquired and liabilities assumed. Assets acquired include intangible assets, including goodwill, that will be subject to periodic testing and evaluation for impairment. These complexities could lead to a delay in the preparation of our financial information. In addition, changes in accounting rules, interpretations or assumptions could materially impact the presentation, disclosure and usability of our financial statements.

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
        Our common stock owned by (i) CIFC Parent, an entity in which Charlesbank Capital Partners holds a majority interest, represented approximately 43.75% of the outstanding shares of our common stock as of December 31, 2012 and (ii) DFR Holdings, an indirect wholly owned subsidiary of Columbus Nova Private Equity Partners, represented approximately 21.88% of the outstanding shares of our common stock as of December 31, 2012, in each case excluding the shares of common stock issuable upon conversion or exercise of the Convertible Notes, restricted stock units, stock options or warrants. Assuming DFR Holdings elects to convert the entire principal amount of the Convertible Notes on the business day immediately preceding the maturity date of such notes, and we have not elected to pay PIK Interest, the common stock owned by (i) CIFC Parent will represent approximately 36.49% of the outstanding shares of our common stock as of December 31, 2012 and (ii) DFR Holdings will represent approximately 34.84% of the outstanding shares of our common stock as of December 31, 2012, in each case excluding the exercise of restricted stock units, stock options or warrants. In addition, the Second Amended and Restated Stockholders Agreement provides that CIFC Parent and DFR Holdings together may block the election of any director nominated by the nominating committee of our Board of Directors (the "Board").
        The Second Amended and Restated Stockholders Agreement provides that CIFC Parent and DFR Holdings each has the right to designate three directors to the Board. As a result, the directors elected to the Board by CIFC Parent and DFR Holdings may exercise significant influence on matters considered by the Board. Each of CIFC Parent and DFR Holdings may have interests that diverge from, or even conflict with, our interests and those of our other stockholders.
        Other than requirements to support the nomination, election and removal of directors in accordance with the Second Amended and Restated Stockholders Agreement and to support maintaining our status as a "controlled company" under applicable NASDAQ rules, there are no restrictions on CIFC Parent's or DFR Holdings' ability to vote the common stock owned by them. In accordance with the Second Amended and Restated Stockholders Agreement, CIFC Parent and DFR Holdings will form a "group" for purposes of holding their shares of common stock and vote their shares as a group in respect of the election and removal of directors and maintenance of our status as a "controlled company" under applicable NASDAQ rules. As a result, CIFC Parent and DFR Holdings, acting alone, may have the ability to significantly influence (or, if acting together, would control) the outcome of any matter submitted for the vote of our stockholders, including the amendment of our organizational documents, acquisitions or other business combinations involving us and potentially the ability to prevent extraordinary transactions such as a takeover attempt.
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
        At December 31, 2012, we had $76.0 million of goodwill and $43.1 million of intangible assets. Goodwill and other intangible assets are tested for impairment on an annual basis, or when facts and circumstances indicate that impairment may have occurred. If these tests indicate that an asset has been impaired, we will recognize a charge to results of operations, which may have a material adverse effect on our financial condition and results of operations.
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
        In July 2010, the U.S. Congress enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), in part to impose significant investment restrictions and capital requirements on banking entities and other organizations that are significant to U.S. financial markets. For instance, the Dodd-Frank Act imposes significant restrictions on the proprietary trading activities of certain banking entities and subjects other systemically significant organizations regulated by the U.S. Federal Reserve to increased capital requirements and quantitative limits for engaging in such activities. The Dodd-Frank Act also seeks to reform the asset-backed securitization market (including the CLO market) by requiring the retention of a portion of the credit risk inherent in the pool of securitized assets and by imposing additional registration and disclosure requirements. While the full impact of the Dodd-Frank Act cannot be assessed until implementing regulations are released and fully implemented, the Dodd-Frank Act's extensive requirements may have a significant effect on the financial markets, and may affect our ability to issue new CLOs, which may have an adverse effect on our business.
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
We do not know the impact on our business caused by actions by U.S. and foreign governments, central banks and other governmental and regulatory bodies attempting to stabilize and strengthen the financial market or their increased focus on the regulation of our industry.
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
        The ability to issue new CLOs is dependent, in part, on the amount by which the interest earned on the investments held by the CLO exceeds the interest payable by the CLO on the debt obligations it issues to investors and the CLO's other expenses, as well as other factors. If this excess (also known as a CLO's “arbitrage”) is not sufficient, the proposed CLO will not be attractive to investors and thus cannot be issued. There may be sustained periods when CLO arbitrage will not be sufficient for the Advisers to issue new CLOs, which could materially impair the Advisers' business. During the recent financial crisis, there was a dislocation in the credit market that significantly impeded CLO formation. Although market conditions have improved, the dislocation in credit markets could return and continue for a significant period of time. Renewed dislocation of these markets could adversely impact our results of operations and financial condition.
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
        As a result of the stock issuance to DFR Holdings in connection with the CNCIM Acquisition and the Merger, the Company and Legacy CIFC, respectively, each experienced an ownership change under Section 382 and 383 of the Internal Revenue Code of 1986, as amended, which severely limit our ability to use our existing net operating losses ("NOLs") and net capital losses ("NCLs") to offset our taxable income and capital gains. Accordingly, to the extent we have taxable income, we anticipate that we will incur federal corporate income tax liabilities, which may have a significant impact on our results of operations.
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
We derive much of our revenues from investment management agreements that may be terminated on short notice.
        Each Adviser derives a substantial portion of its revenues from investment management agreements that may be terminated on short notice. The “non-call” periods on a significant portion of the CLOs the we manage have elapsed, enabling investors to “call” (i.e., initiate liquidation of) such CLOs on relatively short notice. If a CLO is liquidated, we will cease to earn investment advisory fees in respect of such CLO. In addition, with respect to the Advisers' agreements with certain of the funds they manage, an Adviser can be removed without cause by investors that hold a specified amount of the interests issued by the fund. Additionally, the Advisers' agreements with CLOs allow investors that hold a specified amount of securities issued by the CLO to remove the Adviser for "cause," which typically includes an Adviser's violation of the management agreement or the related indenture; an Adviser's breach of its representations and warranties under the agreement; an Adviser's bankruptcy or insolvency; fraud or the commitment of a criminal offense by an Adviser or its employees; the failure of certain of the CLOs' performance tests; and willful misconduct, bad faith or gross negligence by the Adviser. These "cause" provisions may be triggered from time to time, and as a result, investors could elect to remove the relevant Adviser as the investment manager of such fund. The termination of an Adviser's investment management agreements could adversely affect our financial performance.
We may be unable to maintain adequate liquidity to support our ongoing operations and planned growth.
        As of December 31, 2012, we had unrestricted cash and cash equivalents of $47.7 million and $26.7 million of warehouse investments. Cash generated from operations and outstanding indebtedness, may not provide sufficient liquidity to fund our operations and pay general corporate expenses. Declines in the fair value of our assets may additionally adversely affect our liquidity. If we are unable to maintain adequate liquidity, we may be unable to support our ongoing operations and planned growth, which would have a material adverse effect on our financial condition.
Certain of the CIFCAM CLO management agreements are subject to minimum ownership requirements, which if not met, could result in CIFCAM's removal as manager.
        The CIFCAM CLO management agreements require that CIFCAM, or an affiliate of CIFCAM or certain employees of CIFCAM, at all times maintain a minimum ownership of securities issued by the related CLO issuers. A breach of the foregoing minimum ownership requirement may allow a CLO issuer to remove CIFCAM or its successor as the manager of the corresponding CIFCAM CLO. Currently, CIFC Parent, as an affiliate of CIFCAM, owns such securities in respect of the Legacy CIFC CLOs thereby satisfying the minimum ownership requirement. As a result, in order to comply with the foregoing requirements under such CIFCAM CLO management agreements, for so long as the minimum ownership requirements in the applicable CIFCAM CLO management agreements remain in effect, CIFC Parent has agreed not to transfer any securities of the related CIFCAM CLO issuers that it owns to any person other than us or one of our subsidiaries, and has agreed to, among other things, use commercially reasonable efforts to remain our affiliate. Despite this covenant, such minimum ownership and affiliate requirements may fail to be satisfied in the future, which may result in the removal of CIFCAM as manager under the applicable Legacy CIFC CLO management agreements.
Defaults, downgrades and depressed market values of the collateral underlying CLOs may cause the decline in and deferral of investment advisory income and the reduction of AUM.
        Under the investment management agreements between the Advisers and the CLOs they manage, payment of an Adviser's investment advisory fees is generally subject to a "waterfall" structure. Pursuant to these "waterfalls," all or a portion of an Adviser's fees may be deferred if, among other things, the CLOs do not generate sufficient cash flows to pay the required interest on the notes they have issued to investors and certain expenses they have incurred. Deferrals could occur if the issuers of the collateral underlying the CLOs default on or defer payments of principal or interest relating to such collateral. Due to severe levels of defaults and delinquencies on the assets underlying certain of the CLOs managed by the Advisers, in the past, we have both experienced declines in and deferrals of investment advisory fees. Further, during such periods and pursuant to the waterfalls, the CLOs may be required to repay certain of these liabilities, which repayment permanently reduces our AUM and related investment advisory fees pursuant to which we can recoup deferred subordinated fees. If similar defaults and delinquencies resume, the Advisers could experience additional declines in and deferrals of their investment advisory fees.
        Additionally, all or a portion of an Adviser's investment advisory fees from the CLOs that it manages may be deferred if such CLOs fail to satisfy certain “over-collateralization” tests. Pursuant to the "waterfall" structure discussed above, such failures generally require cash flows to be diverted to prepay certain of the CLO's liabilities resulting in similar permanent reductions in AUM and investment advisory fees in respect of such CLOs. Defaulted assets and assets that have been severely downgraded are generally carried at a reduced value for purposes of the over-collateralization tests. In some CLOs, these assets are required to be carried at their market values for purposes of the over-collateralization tests. Due to exceptionally high levels of defaults, severe downgrades and depressed market values of the collateral underlying certain CLOs managed by the Advisers, some CLOs have breached their over-collateralization tests, and the Advisers have therefore experienced, and may continue to experience, declines in and deferrals of their investment advisory fees which could have a material and adverse effect on us.
The Advisers could lose investment advisory income or AUM from the CLOs they manage as a result of the triggering of certain structural protections built into such CLOs.
        The CLOs managed by the Advisers generally contain structural provisions including, but not limited to, the over-collateralization tests discussed above and/or market value triggers that are meant to protect investors from deterioration in the credit quality of the underlying collateral pool. In certain cases, non-compliance with these structural provisions can lead to events of default under the indenture governing a CLO followed by the acceleration of the CLO's obligation to repay the notes issued by the CLO and, ultimately, liquidation of the underlying collateral. In the event of a liquidation of the collateral underlying a CLO, the relevant Adviser will lose AUM and therefore investment advisory fees, which could have a material and adverse effect on us. Three of the CDOs of asset backed securities that DCM manages have triggered events of default primarily resulting from downgrades of their underlying collateral. The notes issued by these CDOs have been accelerated. However, pursuant to the indentures governing these CDOs, the CDOs will not be liquidated unless either the proceeds of such liquidation will be sufficient to pay off all of the notes issued by the CDO, the accrued investment advisory fees and certain administrative expenses or the holders of a supermajority (or, in the case of one of the CDOs that has triggered an event of default but not an acceleration of notes, a majority) of the notes direct the liquidation.
An Adviser's failure to comply with investment guidelines set by its clients or the provisions of the management agreement and other agreements to which it is a party could result in damage awards against such Adviser and a loss of AUM, either of which could have a material adverse effect on us.
        As an investment adviser, each Adviser has a fiduciary duty to its clients. When clients retain an Adviser to manage assets on their behalf, they may specify certain guidelines regarding investment allocation and strategy that such Adviser is required to observe in the management of its portfolios. In addition, such Adviser is required to comply with the obligations set forth in the management agreements and other agreements to which it is a party. Although each Adviser utilizes procedures, processes and the services of experienced advisors to assist it in adhering to these guidelines and agreements, we cannot assure that such precautions will protect us from potential liabilities. An Adviser's failure to comply with these guidelines or the terms of these agreements could have a material adverse effect on us.
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
The Advisers depend on third-party distribution channels to market their CLOs.
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
        Our assets include investments in subordinated and mezzanine notes of certain CLOs we manage, and we may buy subordinated and mezzanine notes of, or other interests in, other CLOs. The subordinated notes are usually entitled to all of the income generated by the CLO after the CLO pays all of the interest due on the debt notes and its expenses. However, there will be little or no income available to the CLO subordinated notes if there are defaults on the underlying collateral in excess of certain amounts or if the recoveries on such defaulted collateral are less than certain amounts. In that event, the value of our investment in the CLO's subordinated notes could decrease substantially. In addition, the subordinated notes of CLOs are generally illiquid, and because they represent a leveraged investment in the CLO's assets, their value will generally fluctuate more than the values of the underlying collateral. We are required to consolidate certain CLOs we manage, however, we have no right to the benefits from, nor do we bear the risk associated with, the assets held by such CLOs, beyond our minimal direct investments and beneficial interests in, and management fees generated from, them.
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
        CIFC Parent and DFR Holdings together control a majority of the voting power of our outstanding common stock. As a result, we elected to qualify as a "controlled company" within the meaning of the corporate governance standards of the NASDAQ rules. Under these rules, a company of which more than 50% of the voting power is held by an individual, group or another company is a "controlled company" and may elect not to comply with certain corporate governance requirements, including:
•the requirement that a majority of our Board consist of independent directors;
•the requirement that we have independent director oversight of executive officer compensation; and
•the requirement that we have independent director oversight of director nominations.
        We have agreed pursuant to the Second Amended and Restated Stockholders Agreement to utilize these exemptions. As a result, our Board does not have a majority of independent directors, and its nominating and corporate governance committee and compensation committee do not consist entirely of independent directors. Accordingly, our stockholders do not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements under the NASDAQ rules.
The market price of our common stock may decline as a result of the exercise of certain registration rights granted to CIFC Parent, DFR Holdings and GE Capital Equity Investments, Inc.
        We are unable to predict the potential effects of the exercise of previously granted registration rights on the trading activity and market price of our common stock. We have granted registration rights to CIFC Parent, DFR Holdings for the resale of certain shares received by them in the Merger and CNCIM Acquisition, respectively, and the shares of common stock issuable upon conversion of the Convertible Notes. In addition, we have granted registration rights to GE Capital Equity Investments, Inc. (“GECEI”) for the resale of certain shares received by them in connection with a strategic transaction that closed in September 2012. These registration rights would facilitate the resale of such securities into the public market, and any such resale would increase the number of shares of our common stock available for public trading. Sales by CIFC Parent, DFR Holdings or GECEI of a substantial number of shares of our common stock in the public market, or the perception that such sales might occur, could have a material adverse effect on the market price of our common stock.
Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties
Our headquarters are located in New York, New York. We lease office space at 250 Park Avenue, 4th Floor, New York, New York 10177. We do not own any real property.
Item 3.    Legal Proceedings
None.
Item 4.    Mine Safety Disclosures
None.

PART II.

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Effective March 25, 2013, our common stock is trading on NASDAQ under the trading symbol "CIFC." Our former ticker symbol was "DFR." As of March 22, 2013, we had approximately 1,401 holders of record. This does not include the number of shareholders that hold shares in “street name” through banks or broker-dealers.
The following table sets forth, for the periods indicated, the high and low sales price per share of our common stock as reported on the NASDAQ:

	2012		2011
	High	Low	High	Low
4th Quarter	$8.00	$6.25	$5.60	$2.01
3rd Quarter	$7.79	$5.89	$7.25	$3.54
2nd Quarter	$7.40	$5.40	$8.11	$5.87
1st Quarter	$6.66	$4.16	$6.80	$5.67
Dividends
We did not make any dividend distributions in the last two years and do not expect to make dividend distributions in the foreseeable future. Any dividend distributions will be subject to the restricted payment covenants contained in the indentures governing our Junior Subordinated Notes. See Item 8—"Financial Statements and Supplementary Data—Note 12" for more information regarding the restrictive covenants contained in our Junior Subordinated Notes.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The number and average price of shares of common stock purchased during the three months ended December 31, 2012 are set forth in the table below:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
October 1 - October 31, 2012	47,231	6.99	47,231	5,900,483
November 1 - November 30, 2012	28,440	6.74	28,440	5,707,939
December 1 - December 31, 2012	12,797	7.01	12,797	5,617,842
Total	88,468	6.91	88,468

Explanatory Note:
_________________________________

(1)
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

Equity Compensation Plan Information
The following table sets forth certain information, as of December 31, 2012, regarding our equity compensation plans (1):

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders - stock options	3,594,813	$6.05	587,116

Explanatory Note:
_________________________________

(1)	See Item 8—"Financial Statements and Supplementary Data—Note 13" for a summary of our equity compensation plans.

Item 6.    Selected Financial Data
As a smaller reporting company, we are not required to provide the information required by Item 6.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The statements in this discussion regarding the industry outlook and our expectations regarding the future performance of our business and the other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in Special Note Regarding Forward-Looking Statements and Part I—Item 1A—"Risk Factors". You should read the following discussion together with our consolidated financial statements and notes thereto included in Part II—Item 8— "Financial Statements and Supplementary Data."
Overview

CIFC Corp. (“CIFC” and, together with its subsidiaries, “we” or "us" ) is a Delaware corporation that specializes in managing investment products which have corporate credit obligations, primarily senior secured corporate loans (“SSCLs”), as the primary underlying investments. On April 13, 2011 (the “Merger Closing Date”), we completed a merger (the “Merger”) with Commercial Industrial Finance Corp. (“Legacy CIFC”).

Following the Merger, we re-focused on our core business as a fee-based corporate credit asset manager for third party investors. In a process that began in 2011, and most of which was completed during 2012, we exited non-core activities and assets, through the sales of (1) our residential mortgage-backed securities (“RMBS”) portfolio in 2011, (2) our rights to manage our sole European CLO, Gillespie CLO PLC (“Gillespie”) in January 2012, and (3) our investments in and rights to manage the DFR Middle Market CLO Ltd. (“DFR MM CLO”) in February 2012 as (i) the DFR MM CLO did not generate contractual investment advisory fee revenues, (ii) the risk profile of the loans underlying our investment in the DFR MM CLO were not deemed suitable, and (iii) the investment tied up a substantial amount of capital.
We establish and manage investment products for various types of investors, including pension funds, hedge funds and other asset management firms, banks, insurance companies and other types of institutional investors located across the world. Our existing investment products are primarily collateralized loan obligations ("CLOs") and also include collateralized debt obligations ("CDOs") and other investment vehicles. We also make investments in certain investment products we manage and SSCLs that we warehouse to launch new investment products.
The investment advisory fees paid to us by these investment products is our primary source of revenue and are generally paid on a quarterly basis and are ongoing as long as we manage the products. Investment advisory fees typically consist of management fees based on the amount of assets held in the investment product and, in some cases, incentive fees based on the returns generated for certain investors. We also earn net investment income and incur gains/losses from our investments in CLOs, warehouses and other investment products we manage.
Executive Overview

2012 was a year of strong growth and positioning CIFC for the opportunities ahead. We issued three new CLOs totaling $1.6 billion, raised an additional $0.7 billion in Fee Earning Assets Under Management ("Fee Earning AUM") from other corporate loan-based products, and acquired four CLOs with $0.7 billion of loan-based AUM. This more than offset the normal course runoff of older CLOs resulting in a net increase of $1.2 billion in AUM from loan-based products. We also sold certain non-core assets, including our rights to manage our sole European CLO and our investments in the DFR MM CLO.  The latter sale, as expected, resulted in the Company having lower net investment and interest income in 2012 than in 2011 but, as a result of the sale proceeds, we are better positioned to seed and issue new funds in 2013.  We are excited for the upcoming year as we continue to seek growth opportunities in the current market environment.

CIFC reported GAAP net income (loss) attributable to CIFC Corp. of $(9.6) million for 2012, compared to $(32.6) million in the same period of the prior year. GAAP operating results increased $23.0 million primarily due to (i) prior year net losses from our investments in the DFR MM CLO, which were sold in February 2012, (ii) a full year of investment advisory fees results from the Legacy CIFC CLOs, which were acquired in April 2011, (iii) gains from the sale of the management contract of Gillespie CLO in January 2012, (iv) increases in net investment and interest income from our investment in CLOs compared to the prior year, and (v) increases in investment advisory fee revenue due to the issuance of three new CLOs and the acquisition of the rights to manage four CLOs from General Electric Capital Corporation ("GE Capital", also known as the "GECC Transaction") during 2012. These increases were slightly offset by (i) decreases in investment advisory fees from principal paydown, calls and redemptions of certain legacy CLOs and CDOs, (ii) decreases in net investment and interest income from the liquidation of our RMBS portfolio during the first half of 2011, (iii) decreases in net gains on an embedded derivative due to the expiration of the anti-dilution feature of our convertible notes, (iv) increase in net losses on liabilities due to changes in fair value of our contingent liabilities, (v) higher expenses to support the continued growth of the business and (vi) higher income tax expenses.

We are replacing our previous non-GAAP measure of Adjusted Earnings before Taxes (“AEBT”) with Economic Net Income ("ENI") to align our financial performance metric with other leading alternative asset managers and our evolving view of the business. The replacement did not significantly change our non-GAAP measure except to include unrealized gains/losses on our core investments. In the non-GAAP presentations that follow, we have provided comparable non-GAAP information for the prior comparative period. See Economic Net Income "ENI" (Non-GAAP Measures) below for further details and a reconciliation from net income (loss) attributable to CIFC Corp. (the most comparable GAAP measure) and ENI.

CIFC reported ENI of $25.3 million for 2012, compared to $29.5 million for the prior year. ENI results from the prior year included $25.3 million of net investment and interest income from the DFR MM CLO which was sold in February 2012 and the RMBS portfolio which was liquidated during the first half of 2011. Offsetting this decline, ENI increased year over year by approximately $21.1 million primarily due to (i) a full year of results from the Legacy CIFC CLOs, acquired in April 2011, (ii) increases in net investment and interest income from our investment in CLOs and warehouses, excluding the DFR MM CLO sale, (iii) increases in investment advisory fee and net investment and interest revenues from the issuance of three CLOs and from the acquisition of the rights to manage four CLOs from GE Capital as well as (iv) increases in incentive management fees earned on certain CLOs which reached their incentive fee hurdle during 2012. These increases were slightly offset by decreases in investment advisory fees from principal paydown, calls and redemptions of certain legacy CLOs and CDOs as well as higher expenses to support the continued growth of the Company.

Market and Economic Conditions

Market conditions improved during the year as the economy continued its stable but slow rate of growth. Price volatility in financial assets moderated in the absence of surprises, particularly with respect to the Euro zone. The syndicated loan market experienced generally larger volumes with a vast majority of the new loans brought to market used to refinance existing loans, while prices firmed in the absence of net new supply. The CLO market set a post crisis new issuance record and benefited from a number of new entrants, particularly in the senior most level of the capital structure. As CLO tranche yields tightened throughout the year all aspects of our business benefited from favorable market and economic conditions.

Fee Earning AUM

The following table summarizes the Fee Earning AUM, for which we are paid a management fee by significant investment product category (1):

	As of December 31, 2012		As of December 31, 2011
	Number of Accounts	Fee Earning AUM (2)	Number of Accounts	Fee Earning AUM (1)
		(In thousands)		(In thousands)
Post 2011 CLOs	3	$1,579,558	—	$—
Legacy CLOs (3)	29	9,599,220	29	10,555,255
Total CLOs	32	11,178,778	29	10,555,255
Other Loan-Based Products	3	666,120	1	73,249
Total Loan-Based AUM	35	11,844,898	30	10,628,504
ABS CDOs	10	2,402,088	10	2,931,478
Corporate Bond CDOs	4	67,053	4	271,072
Total Fee Earning AUM	49	$14,314,039	44	$13,831,054

Explanatory Notes:
_________________________________

(1)	We do not expect to issue new CDOs in the future. Fee Earning AUM on CDOs are expected to continue to decline as these funds run-off per their contractual terms.

(2)
Fee Earning AUM numbers generally reflect the aggregate principal or notional balance of the collateral and, in some cases, the cash balance held by the CLOs and CDOs and are as of the date of the last trustee report received for each CLO and CDO prior to the respective AUM date.

(3)	Legacy CLOs represents all CLO management contracts issued prior to 2011 including the acquisition of CLOs since 2011.

Total loan-based Fee Earning AUM activity for the year ended December 31, 2012 is as follows:

(In thousands)
Total loan-based AUM - December 31, 2011	$10,628,504
CLO New Issuances	1,579,558
CLO Acquisitions	718,583
CLO Principal Paydown	(760,289)
CLO Calls, Redemptions and Sales	(936,009)
Fund Subscriptions	713,889
Fund Redemptions	(121,624)
Other (1)	22,286
Total loan-based AUM - December 31, 2012	11,844,898
Total CDOs	2,469,141
Total Fee Earning AUM - December 31, 2012	$14,314,039

Explanatory Note:
_________________________________
(1)     Other includes changes in collateral balances of CLOs between periods and market appreciation on other Loan-Based products.

During the year ended December 31, 2012, total AUM increased by $0.5 billion primarily as a result of increases in loan-based AUM of $1.2 billion, offset by the decreases in CDO AUM of $(0.7) billion. The increase in loan-based AUM was primarily a result of the issuance of three CLOs, the acquisition of the rights to manage four CLOs through the completion of the GECC Transaction and an increase in other loan-based products we managed. These increases were offset by the calls and redemptions of two CLOs: Primus CLO I, Ltd. and Long Grove CLO Ltd., the sale of the management contracts of two CLOs: DFR MM CLO and Gillespie CLO as well as declines in AUM from certain CLOs which have reached the end of their contractual reinvestment periods. Most of the CLOs and CDOs we manage have passed their first optional call date and are generally callable by their subordinated note holders, subject to satisfaction of certain conditions. CDO AUM declined during the year ended December 31, 2012, primarily due to the exit of their scheduled “reinvestment periods.” We do not expect to issue new CDOs so we expect CDO AUM to continue to decline going forward as these funds run-off per their contractual terms.

The structure of the CLOs we manage affects the investment advisory fees paid to us. The following summarizes select details of the structure of each of the CLOs we manage:

	Issuance Date	December 31, 2012 Fee Earning AUM	First Optional Call Date (1)	Termination of Reinvestment Period (2)	Maturity Year (3)
	Month/Year	(In thousands)	Month/Year
Post 2011 CLOs
CIFC Funding 2011-I, Ltd. ("CIFC CLO 2011-I")	01/12	$402,838	01/14	01/15	2023
CIFC Funding 2012-I, Ltd. ("CIFC CLO 2012-I")	07/12	451,529	08/14	08/16	2024
CIFC Funding 2012-II, Ltd. ("CIFC CLO 2012-II")	11/12	725,191	12/14	12/16	2024
Total Post 2011 CLOs		1,579,558
Legacy CLOs
Rosemont CLO, Ltd.	01/02	7,296	10/05	01/07	2013
Forest Creek CLO Ltd.	05/03	31,912	07/07	07/08	2015
Navigator 2003 CLO, Ltd. (4)	12/03	28,430	02/07	11/08	2015
Navigator 2004 CLO, Ltd. (4)	10/04	102,913	01/11	01/11	2017
Hewett's Island CLO II, Ltd.	12/04	72,646	12/08	12/10	2016
Market Square CLO Ltd.	05/05	107,145	07/07	04/11	2017
Navigator 2005 CLO, Ltd. (4)	07/05	206,925	10/11	10/11	2017, 2021
Hewett's Island CLO III, Ltd.	08/05	173,597	08/09	08/11	2017
Cumberland II CLO Ltd.	09/05	213,354	02/10	11/11	2019
Marquette Park CLO Ltd.	12/05	221,330	04/10	01/12	2020
Bridgeport CLO Ltd.	06/06	482,187	10/09	07/13	2020
CIFC Funding 2006-I, Ltd.	08/06	516,445	10/10	10/12	2020
Columbus Nova 2006-I, Ltd.	08/06	389,068	10/09	10/12	2018
Navigator 2006 CLO, Ltd. (4)	09/06	322,893	09/10	09/13	2020
CIFC Funding 2006-I B, Ltd.	10/06	394,536	12/10	12/12	2020
Burr Ridge CLO Plus Ltd.	12/06	283,415	06/12	03/13	2023
CIFC Funding 2006-II, Ltd.	12/06	617,522	3/11	03/13	2021
Columbus Nova 2006-II, Ltd.	12/06	495,198	02/10	02/13	2018
Hewett's Island CLO V, Ltd.	12/06	361,751	12/09	12/12	2018
CIFC Funding 2007-I, Ltd.	02/07	396,011	05/11	11/13	2021
CIFC Funding 2007-II, Ltd.	03/07	591,066	04/11	04/14	2021
Columbus Nova 2007-I, Ltd.	03/07	478,594	05/10	05/13	2019
Hewett's Island CLO VI, Ltd.	05/07	365,327	06/10	06/13	2019
Schiller Park CLO Ltd.	05/07	411,311	07/11	04/13	2021
Bridgeport CLO II Ltd.	06/07	493,675	12/10	09/14	2021
CIFC Funding 2007-III, Ltd.	07/07	439,273	07/10	07/14	2021
Primus CLO II, Ltd.	07/07	368,820	10/11	07/14	2021
CIFC Funding 2007-IV, Ltd.	09/07	593,374	09/10	09/12	2019
Columbus Nova 2007-II, Ltd.	11/07	433,206	10/10	10/14	2021
Total Legacy CLOs		9,599,220
Total CLOs		$11,178,778
Explanatory Notes:
_________________________________

(1)	CLOs are generally callable by equity holders once per quarter beginning on the "first optional call date" and subject to satisfaction of certain conditions.

(2)
Termination of reinvestment period refers to the date after which we can no longer use certain principal collections to purchase additional collateral, and such collections are instead used to repay the outstanding amounts of certain debt securities issued by the CLO.

(3)	Represents the contractual maturity of the CLO. Generally, the actual maturity of the deal is expected to occur in advance of contractual maturity.

(4)	Represents acquisition of rights to manage four CLOs through the completion of the GECC transaction. See "Item 8 - Financial Statements and Supplementary Data - Note 4" for further details.

Results of Consolidated Operations

We are required to consolidate into our financial statements certain variable interest entities (“Consolidated VIEs”) which we are deemed to be the primary beneficiary in accordance with GAAP consolidation guidance. This includes certain of the CLOs, CDOs and other entities we manage. See below—Consolidated VIEs for the additional information. The following table presents our comparative Consolidated Statements of Operations for the years ended December 31, 2012 and 2011:

	For the Year Ended December 31,		2012 vs. 2011
	2012	2011	Variance	% Variance
	(in thousands)
Revenues
Investment advisory fees	$10,696	$11,455	$(759)	(7)%
Net investment and interest income:
Investment and interest income	227	3,332	(3,105)	(93)%
Interest expense	1	350	(349)	(100)%
Net investment and interest income	226	2,982	(2,756)	(92)%
Total net revenues	10,922	14,437	(3,515)	(24)%
Expenses
Compensation and benefits	22,945	19,993	2,952	15%
Professional services	6,221	9,111	(2,890)	(32)%
General and administrative expenses	6,096	6,783	(687)	(10)%
Depreciation and amortization	17,931	16,423	1,508	9%
Impairment of intangible assets	1,771	1,822	(51)	(3)%
Restructuring charges	5,877	3,686	2,191	59%
Total expenses	60,841	57,818	3,023	5%
Other Income (Expense) and Gain (Loss)
Net gain (loss) on investments, loans, derivatives and liabilities	(9,565)	1,915	(11,480)	>(100)%
Corporate interest expense	(5,912)	(5,678)	(234)	4%
Net gain on the sale of management contract	5,772	—	5,772	100%
Strategic transactions expenses	(657)	(1,459)	802	(55)%
Net other income (expense) and gain (loss)	(10,362)	(5,222)	(5,140)	98%
Operating income (loss)	(60,281)	(48,603)	(11,678)	24%

Results of Consolidated VIEs
Net gain (loss) from activities of Consolidated VIEs	(144,472)	(281,459)	136,987	(49)%
Expenses of Consolidated VIEs	(23,908)	(6,712)	(17,196)	>100%
Net results of Consolidated VIEs	(168,380)	(288,171)	119,791	(42)%
Income (loss) before income tax expense (benefit)	(228,661)	(336,774)	108,113	(32)%
Income tax expense (benefit)	11,667	6,980	4,687	67%
Net income (loss)	(240,328)	(343,754)	103,426	(30)%
Net (income) loss attributable to noncontrolling interest and Consolidated VIEs	230,712	311,162	(80,450)	(26)%
Net income (loss) attributable to CIFC Corp.	$(9,616)	$(32,592)	$22,976	(70)%
Earnings (loss) per share:
Basic and diluted	$(0.47)	$(1.82)	$1.35	(74)%
Weighted-average number of shares outstanding:
Basic and diluted	20,355,807	17,892,184	2,463,623	14%

Net loss attributable to CIFC Corp. was $(9.6) million, or $(0.47) per fully diluted share, for the year ended December 31, 2012, compared to $(32.6) million, or $(1.82) per fully diluted share, in the prior year. Operating results increased by $23.0 million from the prior year predominantly due to the following:

Net Revenues—During the second quarter of 2011, we liquidated our investment in the RMBS portfolio which resulted in a decrease in net investment and interest income in the current year.

Total Expenses—Our total expenses increased year over year primarily as a result of increased compensation and benefits, restructuring charges and depreciation and amortization expenses. These increases were offset by decreased professional fees.

Compensation and benefits increased by $3.0 million from the prior year, primarily as a result of the amortization of stock options granted during 2012 and a portion of non-cash compensation related to profits interests of CIFC Parent Holdings LLC ("CIFC Parent," one of our significant shareholders). See Item 8—"Financial Statements and Supplementary Data—Note 13" for additional information.

During 2012, restructuring charges included the termination of our Rosemont, Illinois lease related to the consolidation of operations at the corporate headquarters in New York, the disposal of the related fixed assets from the lease termination and additional severance costs from the final integration of management teams after the Merger. In the prior year, restructuring costs included severance and other termination benefits directly resulting from the Merger.

Depreciation and amortization increased year over year primarily due to a full year of amortization expense recognized in 2012 from intangibles related to management contracts acquired from the Merger in April 2011. This increase was slightly offset by a decrease in amortization expense from the run-off of certain management contracts acquired as part of our DCM acquisition.

During 2011, we incurred certain "one-time" expenses related to the issuance of our first CLO since 2007, CIFC CLO 2011-I, and professional fees from the sale of our investments in and rights to manage the DFR MM CLO.

Net other income (expense) and gain (loss)—Total Net other income (expense) and gain (loss) decreased primarily related to a decrease in Net gains (losses) on investments, loans, derivatives and liabilities, partially offset by increases in Net gain on sale of management contracts and a reduction in strategic transactions expenses.

The components of total Net gain (loss) on investments, loans, derivatives and liabilities for the years ended December 31, 2012 and 2011 are as follows:

	For the Year Ended December 31,		2012 vs. 2011
	2012	2011	Variance	% Variance
	(In thousands)
Net gain (loss) on investments at fair value	$2,308	$2,209	$99	4%
Net gain (loss) on liabilities at fair value	(11,452)	(7,469)	(3,983)	53%
Net gain (loss) on loans	—	(38)	38	(100)%
Net gain (loss) on derivatives	—	7,208	(7,208)	(100)%
Other, net	(421)	5	(426)	>(100)%
Net gain (loss) on investments, loans, derivatives and liabilities	$(9,565)	$1,915	$(11,480)	>(100)%

Total Net gain (loss) on investments, loans, derivatives and liabilities decreased by $(11.5) million from the prior year predominantly due to a decrease in Net gains on our derivatives and increases in Net losses on our liabilities. The option to convert our senior subordinated convertible notes (the “Convertible Notes”) was deemed to be an embedded derivative instrument (the “Embedded Derivative”) and was required to be recorded at fair value. In December 2011, this feature expired resulting in a reduction of Net gain (loss) on derivatives. In addition, net losses on liabilities increased predominately as a result of an increase in the fair value of our contingent liabilities related to fee sharing due to better than expected performance on CLOs.

The total decrease in our Net gain (loss) on investments, loans, derivatives and liabilities was offset by a gain on the sale of our rights to manage Gillespie during 2012 and decreases in strategic transaction expenses. Strategic transactions expenses related to the GECC Transaction in 2012 was lower than strategic transaction expenses related to the Merger in 2011 (see Item 8—"Financial Statements and Supplementary Data—Note 4" for further details).

Net results of Consolidated VIEs—During the year ended December 31, 2012 and 2011, we had $62.3 million and $23.0 million, respectively,  of  Consolidated VIE investment advisory fees related to the Consolidated CLOs and net investment interest income related to our investment in the equity of CLOs we manage (see  below - Consolidated VIEs for further details).

The increase in Net results of Consolidated VIEs is primarily due to an increase in Consolidated VIE investment advisory fees from the inclusion of a full year of results from CLOs acquired through the Merger in 2011, the close of three new CLOs during 2012 and the acquisition of the management rights of four CLOs from our strategic transaction with GE Capital. In addition, in February 2012, we sold our investment in DFR MM CLO which incurred net losses during the year ended December 31, 2011, and as a result total Consolidated VIE net investment and interest income increased year over year.

Income tax expense (benefit)—We recognized an increase of $4.7 million in income tax expense from the prior year. Our effective tax rate for the year ended December 31, 2012 was 5.10%, compared to our effective tax rate for the year ended December 31, 2011 of 2.07%. The difference between our statutory federal tax rate and the effective tax rate for the years ended December 31, 2012 and 2011 is primarily attributable to the impact of the Consolidated VIEs noncontrolling interest loss, which is included in our pre-tax income (loss) but is not taxable to CIFC. Additionally, during the year ended December 31, 2012, state income taxes and certain discrete and permanent items during the year, including fair value changes of certain contingent liabilities related to the Merger, significantly contributed to the difference between the statutory and the effective tax rate.

Economic Net Income "ENI" (Non-GAAP Measures)

ENI is a non-GAAP financial measure of profitability which we use in addition to GAAP to measure the performance of our core business. We believe ENI reflects the nature and substance of the business and the economic results driven by investment advisory fee revenues from the management of client funds and earnings on our investments. ENI represents net income (loss) attributable to CIFC Corp. before taxes, realized and unrealized gain (loss) on dispositions of non-core assets, a portion of non-cash compensation related to profits interests of CIFC Parent (one of our significant shareholders), amortization and impairments of intangible assets, gains (losses) on derivatives and liabilities, certain non-recurring operating expenses and strategic transaction expenses (such as those associated with the GECC Transaction and the merger with Legacy CIFC). ENI also presents investment advisory fee revenues net of any fee-sharing arrangements.

     ENI provided herein may not be comparable to similar measures presented by other companies, and is a non-GAAP financial measure that is not based on a comprehensive set of accounting rules or principles and therefore, may be defined differently by other companies. In addition, ENI should be considered in addition to, not as a substitute for, or superior to, financial measures determined in accordance with GAAP. The following is a reconciliation of GAAP Net income (loss) attributable to CIFC Corp. to ENI:

	For the Year Ended December 31,
	2012	2011
	(in thousands)
GAAP Net income (loss) attributable to CIFC Corp.	$(9,616)	$(32,592)
Advisory fee sharing arrangements (1)	(10,201)	(6,519)
Impairment and amortization of intangibles	19,213	17,694
Restructuring charges	5,877	3,686
Strategic transaction costs and other gains/losses (2)	6,757	(457)
Professional services and other compensation costs (3)	1,478	3,550
Net adjustment for DFR MM CLO (4)	169	37,144
Income tax expense (benefit)	11,667	6,980
Total reconciling and non-recurring items	34,960	62,078
ENI	$25,344	$29,486

Explanatory Notes:
______________________________

(1)
We share advisory fees on certain of the CLOs we manage (for example, advisory fees on certain acquired funds are shared with the party that sold the fund to CIFC). These amounts are netted from investment advisory fees in the computation of ENI.

(2)	Adjustment includes the elimination of strategic transaction costs, non-core gains (losses), gains (losses) on derivatives and liabilities as well as gains on the sale of management contracts.

(3)
Excludes (a) certain one-time professional fees related to the issuance of the first post 2011 CLO, (b) professional fees related to the sale of our investments in the DFR MM CLO, (c) elimination of an one-time insurance settlement received related to legal fees during the year ended December 31, 2011 and (d) a portion of non-cash compensation related to profits interests of CIFC Parent (one of our significant shareholders) during the year ended December 31, 2012.

(4)
Amount includes net distributions received and changes in fair value on our investment in the DFR MM CLO. Pursuant to GAAP, this investment was not recorded on a fair value basis therefore the ENI adjustment includes the adjustment to remove the GAAP consolidated profit and loss, and to establish the changes in fair market value of the investment for the reporting period. The DFR MM CLO was sold in February 2012.

The following table presents our components of ENI for the years ended December 31, 2012 and 2011:

	For the Year Ended December 31,		Variance 2012 vs. 2011
	2012	2011	Variance	% Variance
	(in thousands)
Adjusted revenues
Investment advisory fees (1)	$52,152	$40,878	$11,274	28%
Net investment and interest income:
Investment and interest income	13,519	28,854	(15,335)	(53)%
Interest expense	142	1,680	(1,538)	(92)%
Net investment and interest income (1)	13,377	27,174	(13,797)	(51)%
Total adjusted net revenues	65,529	68,052	(2,523)	(4)%
Adjusted expenses
Compensation and benefits	20,810	19,719	1,091	6%
Professional services	6,878	5,835	1,043	18%
General and administrative expenses	6,096	6,783	(687)	(10)%
Depreciation and amortization	489	551	(62)	(11)%
Corporate interest expense	5,912	5,678	234	4%
Total adjusted expenses	40,185	38,566	1,619	4%
ENI	$25,344	$29,486	$(4,142)	(14)%

Explanatory Note:
______________________________

(1)	See ENI investment advisory fees and net investment and interest income tables below for details of revenue components.

Adjusted investment advisory fees—The following table presents our components of ENI for adjusted investment advisory fees for the years ended December 31, 2012 and 2011:

	For the Year Ended December 31,
	2012			2011			Variance 2012 vs. 2011
	CLOs	CDOs	Total	CLOs	CDOs	Total	Variance	% Variance
	(In thousands)
Senior management fees	$16,783	$2,582	$19,365	$14,366	$3,228	$17,594	$1,771	10%
Subordinated management fees	29,533	72	29,605	21,957	508	22,465	7,140	32%
Incentive management fees	2,490	—	2,490	287	—	287	2,203	>100%
Total adjusted investment advisory fees	$48,806	$2,654	$51,460	$36,610	$3,736	$40,346	11,114	28%
Other advisory fees	—	—	692	—	—	532	160	30%
Total adjusted investment advisory fee revenues	$48,806	$2,654	$52,152	$36,610	$3,736	$40,878	$11,274	28%

Total adjusted advisory fee revenue increased by $11.3 million or 28% from the prior year primarily due to the inclusion of a full year of results from CLOs acquired through the Merger in April 2011, the issuance of three new CLOs: CIFC CLO 2011-I, CIFC CLO 2012-I and CIFC CLO 2012-II during 2012 and the acquisition of rights to manage four CLOs from our strategic transaction with GE Capital. In addition, during 2012, we earned incentive fees on certain CLOs which reached their incentive fee hurdle during the year. These increases were offset by the principal paydowns, calls and redemptions of certain legacy CLOs and CDOs.

During the years ended December 31, 2012 and 2011, adjusted investment advisory fees from CLOs comprised of 94% and 90%, respectively, of adjusted total investment advisory fee revenues.

Adjusted net investment and interest income—Adjusted net investment and interest income decreased by $(13.8) million or (51)% from the prior year. The decline was primarily due to $25.3 million of adjusted net investment and interest income from the DFR MM CLO, which was sold in February 2012 and our RMBS portfolio which was liquidated during the first half of 2011. Offsetting these items, adjusted net investment and interest income increased by $11.5 million during the year. The increase was primarily a result of (i) increases in adjusted net investment and interest income from our investments in equity of CLOs issued: CIFC CLO 2011-I, CIFC CLO 2012-I and CIFC CLO 2012-II and (ii) increases in the total net investment and interest income from warehouses utilized to issue new CLOs.

Adjusted expenses—Adjusted expenses increased $1.6 million or 4% from the prior year primarily due to the increase in adjusted compensation and benefits and adjusted professional fees to support the continued growth of the business. Compensation and benefits increased during 2012 primarily as a result of the amortization of stock options granted during 2012 under the 2011 Stock Plan.

Liquidity and Capital Resources

As of December 31, 2012, total liquidity was comprised of unrestricted cash and cash equivalents of $47.7 million and $26.7 million of warehouse investments. The increase of $11.7 million in cash and cash equivalents from the prior year balance of $36.0 million is primarily attributable to operating income, cash proceeds from the sales of investments in and the management contracts of certain CLOs (including DFR MM CLO and Gillespie CLO) and a net reduction of our warehouse investments. These increases were offset by our additional investment in equity of CLOs we managed, a cash payment for the GECC Transaction and stock repurchases.

Other Sources and Uses of Funds

Deferred Purchase Payments—In April 2011, we completed the Merger with Legacy CIFC. As a result of the Merger, Legacy CIFC became CIFCAM, a wholly-owned subsidiary of CIFC. The consideration for the Merger includes the payment to CIFC Parent, the sole stockholder of Legacy CIFC, $7.5 million of cash payable in three equal installments of $2.5 million (subject to certain adjustments) (see Item 8—"Financial Statements and Supplementary Data—Note 5" for further details). During the year ended December 31, 2012, we made a $2.5 million payment for the second installment of the deferred purchase payments related to the Merger. The final remaining deferred purchase payment related to the Merger is $2.5 million and payable on April 13, 2013.

In March 2010, we entered into an acquisition and investment agreement with DFR Holdings LLC ("DFR Holdings") and CNCIM pursuant to which we agreed to acquire all of the equity interests in CNCIM from DFR Holdings. The consideration for the acquisition includes deferred purchase payments totaling $7.5 million in cash payable in five equal annual installments beginning in December 2010. During the year ended December 31, 2012, we made a $1.5 million payment for the third installment of the deferred purchase payments related to the acquisition. The remaining two deferred purchase payments aggregate to $3.0 million, with the next $1.5 million payable on December 9, 2013.

The present value of the remaining deferred purchase payments of $4.8 million is included in the Consolidated Balance Sheets as of December 31, 2012.

Contingent Liabilities and Other Commitments—In connection with the Merger, we established or assumed certain contingent liabilities that combine to have an estimated fair value of $33.8 million as of December 31, 2012.

The contingent liabilities that resulted from the contingent deferred payments for the Merger have an estimated fair value of $29.2 million as of December 31, 2012 and are payable to CIFC Parent. The terms of these payments are as follows: (i) the first $15.0 million of incentive fees received by the combined company from six of the CLOs managed by CIFCAM as of the Merger Closing Date (the "Legacy CIFC CLOs"), (ii) 50% of any incentive fees in excess of $15.0 million in aggregate received by the combined company over the next ten years from the Legacy CIFC CLOs and (iii) payments relating to the present value of any such incentive fees from the Legacy CIFC CLOs that remain payable to the combined company after the tenth anniversary of the Merger Closing Date. During the years ended December 31, 2012 and 2011, we made payments of $6.1 million and $2.9 million, respectively, related to these contingent liabilities. As of December 31, 2012, the remaining payments under item (i) was $6.0 million.

In addition, there were contingent liabilities assumed in the Merger that primarily represent contingent consideration related to Legacy CIFC’s acquisition of CypressTree on December 1, 2010 and contingent liabilities Legacy CIFC assumed in its acquisition of CypressTree related to required payments to the prior sellers of CypressTree and the broker of that sale. The assumed contingent liabilities have an estimated fair value of $4.6 million as of December 31, 2012 and are based on a fixed percentage of certain advisory fees from the CypressTree CLOs. These fixed percentages vary by CLO and have a minimum fixed percentage of 55%.

During the year ended December 31, 2012 and 2011, we made payments of $10.8 million and $7.2 million, respectively, related to these contingent liabilities.  These payments during the year ended December 31, 2012, included $6.2 million of one-time earn out payments for three of the CypressTree management contracts which will reduce the required payments going forward related to such management contracts.

Long-Term Debt—The following table summarizes our long-term debt:

	As of December 31, 2012			As of December 31, 2011
	Carrying Value	Current Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Carrying Value	Current Weighted Average Borrowing Rate	Weighted Average Remaining Maturity
	(In thousands)		(In years)	(In thousands)		(In years)
Recourse debt:
March Junior Subordinated Notes (1)	$95,000	1.00%	22.8	$95,000	1.00%	23.9
October Junior Subordinated Notes (2)	25,000	3.81%	22.8	25,000	3.93%	23.9
Convertible Notes (3)	18,233	9.00%	4.9	17,455	8.00%	6.0
Total recourse debt	138,233	2.56%	20.4	137,455	2.42%	21.6
Non recourse Consolidated VIE debt:
CIFC 2012-III Warehouse (4)	270,452	2.12%	n/m	—	n/a	n/a
DFR MM CLO (5)	—	n/a	n/a	93,269	1.68%	7.6
Consolidated CLOs (6)	9,325,982	1.16%	8.1	7,559,568	1.01%	7.3
Total non recourse Consolidated VIE debt	9,596,434	1.19%	7.9	7,652,837	1.02%	7.3
Total long-term debt	$9,734,667	1.21%	8.1	$7,790,292	1.04%	7.6

Explanatory Notes:
________________________________

(1)	March Junior Subordinated Notes bear interest at an annual rate of 1% through April 30, 2015 and LIBOR plus 2.58% thereafter until maturity, October 30, 2035.

(2)	October Junior Subordinated Notes bear interest at an annual rate of LIBOR plus 3.50% and mature on October 30, 2035.

(3)
As of December 31, 2012 and 2011, Convertible Notes was net of discount of $6.8 million and $7.5 million, respectively. The Convertible Notes currently pay interest at the 9.00% stated rate; however, including the discount, the effective rate of interest is 18.14%. The Convertible Notes will mature on December 9, 2017.

(4)
Long-term debt of CIFC 2012-III Warehouse is recorded at fair value. This includes the fair value of the preferred shares issued by CIFC 2012-III Warehouse which are not held by us. These preferred shares which are not held by us have a par value of $25.6 million and do not have a stated interest rate and are therefore excluded from the calculation of the weighted average borrowing rate.

(5)
As of December 31, 2011, amount excludes $19.0 million of DFR MM CLO Class D Notes and $50.0 million of subordinated notes that were held by us and eliminated upon consolidation. The weighted-average borrowing rate including the Class D Notes was 2.14% as of December 31, 2011. The subordinated notes do not have a stated interest rate and are therefore excluded from the calculation of the weighted average borrowing rate.

(6)
Long-term debt of the Consolidated CLOs is recorded at fair value. This includes the fair value of the subordinated notes issued by the Consolidated CLOs. However, the subordinated notes do not have a stated interest rate and are therefore excluded from the calculation of the weighted average borrowing rate. The par value of the Consolidated CLOs long-term debt (including subordinated notes) was $9.8 billion and $8.9 billion as of December 31, 2012 and 2011, respectively.

Recourse Debt
Junior Subordinated Notes—The $95.0 million aggregate principal amount of junior subordinated notes (the "March Junior Subordinated Notes") are governed by a junior subordinated indenture (the "March Note Indenture"), dated March 4, 2010, between CIFC Corp. and The Bank of New York Mellon Trust Company, National Association, as trustee. The $25.0 million aggregate principal amount of junior subordinated notes (the "October Junior Subordinated Notes") are governed by a junior subordinated indenture (the "October Note Indenture"), dated October 20, 2010, between CIFC Corp. and The Bank of New York Mellon Trust Company, National Association, as trustee. The covenants contained in the March Note Indenture and October Note Indenture (together, the "Note Indentures") contain certain restrictive covenants including (i) a requirement that all asset management activities to be conducted by CIFC Corp. and its subsidiaries, and which permits us to sell equity and material assets of DCM only if all investment advisory fees and proceeds from equity and asset sales are subject to the limits on restricted payments set forth in the Note Indentures, (ii) a debt covenant that permits CIFC Corp. and DCM to incur indebtedness only if the proceeds of such indebtedness are subject to the limits on restricted payments set forth in the Note Indentures and (iii) a restricted payments covenant that restricts our ability to pay dividends or make distributions in respect of our equity securities, subject to a number of exceptions and conditions.

Convertible Notes—The $25.0 million aggregate principal amount of Convertible Notes are held by a related party, DFR Holdings and are convertible into 4,132,231 shares of common stock (as such amount may be adjusted in certain events or increased in connection with the payment of interest-in-kind ("PIK Interest")) at an initial conversion price of $6.05 per share, subject to adjustment. The Convertible Notes will mature on December 9, 2017. Interest is paid in cash at a per annum rate, currently at 9% and will increase incrementally to 11% on June 9, 2014; provided, that we may, at our sole discretion and upon notice to the holders of the Convertible Notes, elect to pay up to 50% of the interest payment due to any holder of the Convertible Notes in PIK Interest, subject to certain conditions.
The Convertible Notes are redeemable at the Company's option at a price equal to 100% of their principal amount plus (i) if the redemption occurs prior to June 9, 2013, an amount equal to the then outstanding interest rate multiplied by the outstanding principal amount, (ii) if the redemption occurs after June 9, 2013 and prior to June 9, 2014, an amount equal to 50% of the then outstanding interest rate multiplied by the outstanding principal amount.  The Convertible Notes are redeemable at the Company's option on or after June 9, 2014 without prepayment penalty.
The Convertible Notes Agreement contains customary events of default and covenants including (i) that we will not, and will not permit any of our subsidiaries to, incur any indebtedness that is contractually subordinated in right of payment to our other indebtedness unless such indebtedness is also contractually subordinated in right of payment to the Convertible Notes on substantially similar terms; (ii) that we will not consolidate or merge with or into another person or sell, transfer or otherwise dispose of all or substantially all of our assets to another person unless certain conditions are satisfied; (iii) that, upon a change of control, we will offer to repurchase all or any part of the Convertible Notes of each holder of Convertible Notes at a purchase price in cash equal to 100% of the aggregate principal amount of the Convertible Notes repurchased, plus accrued and unpaid interest; and (iv) that we will use commercially reasonable efforts to keep the Conversion Shares listed on the NASDAQ Stock Market or another securities exchange on which our common stock is listed or quoted.
Lease Commitments—We entered into a new lease agreement related to our corporate headquarters at 250 Park Avenue, New York (the “Lease”), which commenced on July 6, 2012 and has a term of 10.5 years. The Lease replaced the prior lease for our corporate headquarters, which expired on July 20, 2012. The future minimum commitments under the Lease are as follows:

(In thousands)
2013	$1,205
2014	1,607
2015	1,607
2016	1,607
2017	1,607
Thereafter	8,690
$16,323

Share Repurchase Program—On March 29, 2012, we announced that our Board approved a $10.0 million share repurchase program. The share repurchase program does not have an expiration date. During the year ended December 31, 2012, we repurchased 661,076 shares in open-market transactions for an aggregate cost (including transaction costs) of $4.4 million with an average price per share of $6.60.  As of December 31, 2012 we were authorized to repurchase up to $5.6 million of our common stock.

Consolidated VIEs

Although we consolidate all of the assets, liabilities and subordinated notes of the Consolidated VIEs, our maximum exposure to loss is limited to our investments and beneficial interests in the Consolidated VIEs, receivables and future investment advisory fees. All these items are eliminated upon consolidation. The assets of each of the Consolidated VIEs are held solely as collateral to satisfy the obligations of the Consolidated VIEs. If we were to liquidate, the assets of the Consolidated VIEs would not be available to our general creditors, and as a result, we do not consider them our assets. Additionally, the investors in the Consolidated VIEs have no recourse to our general assets for the debt issued by the Consolidated VIEs. Therefore, this debt is not our obligation.

Consolidated CLOs—As of December 31, 2012, we consolidated 24 CLOs and CDOs (the "Consolidated CLOs"). See "Item 8—Financial Statements and Supplementary Data—Note 2" for additional information. The following table summarizes our consolidated assets and non-recourse liabilities of the Consolidated CLOs included in the Consolidated Balance Sheets and the total maximum exposure to loss on these Consolidated CLOs, as follows:

	As of December 31,
	2012	2011
	(In thousands)
Total Assets	$9,933,495	$8,037,207
Total Liabilities (non-recourse)	9,806,010	7,724,244

Maximum exposure to loss:
Investments and beneficial interests	$47,454	$6,960
Receivables	2,674	2,315
Total maximum exposure to loss	$50,128	$9,275

Other Consolidated Entities—The following table summarizes our consolidated assets and non-recourse liabilities of other consolidated VIEs included in the Consolidated Balance Sheets:

	As of December 31, 2012			As of December 31, 2011
	Consolidated Assets	Consolidated Total Non-Recourse Liabilities	Maximum Exposure to Loss (1)	Consolidated Assets	Consolidated Total Non-Recourse Liabilities	Maximum Exposure to Loss (1)
	(In thousands)
CIFC 2012-III Warehouse	$334,420	$307,025	$26,723	$—	$—	$—
DFR MM CLO (2)	$—	$—	$—	$130,267	$93,588	$69,000
Warehouse SPV (3)	$—	$—	$—	$46,520	$650	$46,514

Explanatory Notes:
________________________________

(1)	Maximum exposure to loss is generally limited to our investment in the entity.

(2)	Our investments in and rights to manage the DFR MM CLO were sold in February 2012. See "Item 8 - Financial Statements and Supplementary Data - Note 2" for further details.

(3)	We settled Warehouse TRS with the closing of CIFC CLO 2011-I and deconsolidated Warehouse SPV in January 2012. See "Item 8 - Financial Statements and Supplementary Data - Note 2" for further details.

Total net results of consolidated VIEs included on our Consolidated Statements of Operations was as follows:

	For the Years Ended December 31,
	2012	2011
	(In thousands)
Consolidated CLOs	$(171,966)	$(274,295)
CIFC 2012-III Warehouse	2,325	—
DFR MM CLO (1)	(170)	(14,747)
Warehouse SPV (2)	1,431	871
Net results of Consolidated VIEs	(168,380)	(288,171)
Net (income) loss attributable to noncontrolling interest and Consolidated VIEs	230,712	311,162
Net results of Consolidated VIEs attributable to CIFC Corp.	$62,332	$22,991

Characteristics of net results of Consolidated VIEs attributable to CIFC Corp:
Consolidated VIE investment advisory fees	$51,657	$35,942
Consolidated VIE net investment and interest income	10,675	(12,951)
Net results of Consolidated VIEs attributable to CIFC Corp.	$62,332	$22,991

Explanatory Notes:
________________________________

(1)	Our investments in and rights to manage DFR MM CLO were sold during February 2012. See "Item 8 - Financial Statements and Supplementary Data - Note 2" for further details.

(2)	Warehouse TRS was eliminated with the closing of CIFC CLO 2011-I during January 2012. See "Item 8 - Financial Statements and Supplementary Data - Note 2" for further details.

Unconsolidated VIEs—As of December 31, 2012, we had variable interests in 22 additional CLOs and CDOs and other investment products that were not consolidated (the "Unconsolidated VIEs") as we were not the primary beneficiary with respect to those VIEs. As of December 31, 2012, our maximum exposure to loss associated with the Unconsolidated VIEs was limited to $5.1 million of investments made by us in an Unconsolidated VIE and future investment advisory fees and receivables from Unconsolidated VIEs of $0.6 million and $0.9 million as of December 31, 2012 and 2011, respectively.

Related Party Transactions

DFR Holdings—DFR Holdings is considered a related party as a result of its ownership of 4.5 million shares of our common stock, issued as part of the consideration for the CNCIM Acquisition. In addition, DFR Holdings owns $25.0 million aggregate principal amount of the Company's Convertible Notes which is convertible into 4,132,231 shares of our common stock. As such, related party transactions include (i) the accrual and payment of interest on the Convertible Notes, (ii) the deferred purchase payments, (iii) DFR Holdings' investments in two CLOs managed by CNCIM as of December 31, 2011, (iv) the management agreement to provide certain administrative and support services to DFR Holdings, and (v) fees paid to members of the Board prior to the Merger who were representatives of DFR Holdings of $46,000 for the year ended December 31, 2011.

CIFC Parent—CIFC Parent is considered a related party as a result its ownership of 9.1 million shares of our common stock, issued as part of the consideration for the Merger. As such, related party transactions include (i) the deferred purchase payments (including those classified as contingent liabilities), (ii) CIFC Parent's investments in nine CLOs of which seven are Consolidated CLOs as of December 31, 2012 and investments in ten CLOs of which eight were Consolidated CLOs as of December 31, 2011, and (iii) management agreement to provide certain administrative and support services to CIFC Parent.

Total related party receivables and investment advisory fee revenue related to the management agreements noted above are as follows:

	Receivables		Investment Advisory Fees
	As of December 31,		For the Year Ended December 31,
	2012	2011	2012	2011
	(in thousands)
DFR Holdings	$17	$7	$68	$57
CIFC Parent	19	17	199	138
Total Related Party Investment Advisory Fees	$36	$24	$267	$195
Off-Balance Sheet Arrangements—As of December 31, 2012, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose or VIEs, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of December 31, 2012, we did not guarantee any obligations of unconsolidated entities, enter into any commitments or express intent to provide additional funding to any such entities.
Subsequent Events

Subsequent to the year ended December 31, 2012, we issued two new CLOs, CIFC CLO 2012-III and CIFC Funding 2013-I, Ltd. representing approximately $1.0 billion of aggregate additional Loan-Based Fee Earning AUM.

Critical Accounting Policies and Estimates
Our significant accounting policies are disclosed in Item 8—"Financial Statements and Supplementary Data—Note 3." Our most critical accounting policies involve judgments and estimates that could affect our reported assets and liabilities, as well as our reported revenues and expenses. These accounting policies and estimates are discussed below. We believe that all of the judgments and estimates inherent in our financial statements were reasonable as of the date thereof, based upon information available to us at the time. We rely on management's experience and analysis of historical and current market data in order to arrive at what we believe to be reasonable estimates. Under varying conditions, we could report materially different amounts arising under these critical accounting policies.
Fair Value Measurements and Presentation—The degree of management judgment involved in determining the fair value of assets and liabilities is dependent upon the availability of quoted market prices or observable market parameters. For financial and nonfinancial assets and liabilities that trade actively and have quoted market prices or observable market parameters, there is minimal subjectivity involved in measuring fair value. When observable market prices and parameters are not fully available, management judgment is necessary to estimate fair value. In addition, changes in market conditions may reduce the availability of quoted prices or observable data. For example, reduced liquidity in the capital markets or changes in secondary market activities could result in observable market inputs becoming unavailable. Therefore, when market data is not available, we would use valuation techniques requiring more management judgment to estimate the appropriate fair value measurement.
See Item 8—"Financial Statements and Supplementary Data—Notes 3 and 6" for a complete discussion on how we determine fair value of financial and non-financial assets and financial liabilities and the related measurement techniques and estimates involved.
Variable Interest Entities—Assessing if an entity has a variable interest and is the primarily beneficiary involves judgment and analysis on a structure-by-structure basis. For CLOs and CDOs, if we are deemed to (i) have the power to direct the activities of the CLO or CDO that most significantly impact the economic performance and (ii) either the obligation to absorb losses or the right to receive benefits that could be significant to the CLO or CDO, then we are deemed to be the primary beneficiary of the CLO or CDO and are required to consolidate the CLO or CDO. Generally, our contractual relationship as collateral manager of the CLOs and CDOs described herein satisfies criteria (i) of the prior sentence, and our ownership interests in and/or ability to earn certain incentive or other management fees in certain of its CLOs and CDOs can (but does not always) satisfy criteria (ii). We have a variable interest in each of the CLOs and CDOs we manage due to the provisions of the respective management agreements and direct investments we hold in certain of the CLOs.
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
Goodwill—Goodwill represents the excess cost of a business combination over the fair value of the net assets acquired. We periodically, at least on an annual basis in the fourth quarter of each year, review goodwill, considering factors such as our projected cash flows and revenues and earnings multiples of comparable companies, to determine whether the carrying value of the goodwill is impaired. If the goodwill is deemed to be impaired, the difference between the carrying amount reflected in the financial statements and the estimated fair value is recognized as an expense in the period in which the impairment occurs. We have one reporting unit for which goodwill is tested for impairment. In evaluating the recoverability of goodwill, we derive the fair value of our reporting unit utilizing both the income and market approaches. Under the income approach we make various assumptions regarding estimated future cash flows and other factors in determining the fair value of the reporting unit. Under the market approach, we determined the fair value of the reporting unit based on multiples of EBITDA of comparable publicly-traded companies and guideline acquisitions.
We must make various assumptions regarding estimated future cash flows and other factors in determining the fair value of the reporting unit. Key assumptions used in the income approach include, but are not limited to, the discount rate, revenue growth rates over the next five years, and the terminal growth rate. If these estimates or their related assumptions change in the future, or if we change our reporting structure, we may be required to record impairment charges. If we are not successful in achieving our expected cash flow levels, or if global economic conditions deteriorate from current levels, or if other events or changes in circumstances occur that indicate that the carrying amount of our assets may not be recoverable, a portion or all of goodwill may become impaired in future periods.
During the fourth quarter of 2012, we performed our annual impairment reviews and determined that none of the goodwill recorded on the Consolidated Balance Sheet was impaired. The underlying assumptions and estimates used in the impairment test are made as of a point in time. Subsequent changes in these assumptions and estimates could change the result of the impairment test. Based on the reviews performed as of December 31, 2012 , we concluded that our sole reporting unit had an estimated fair value in excess of carrying value. If our reporting unit expected revenue growth over the next five years falls below our current expected growth rate a portion or all of our goodwill may be impaired in future periods.
Intangible Assets—Intangible assets are comprised of finite-lived assets acquired in a business combination. The largest component of our intangible assets are those associated with the CLO investment management contracts. The intangible assets associated with CLO investment management contracts are amortized over their useful lives, either on a straight line basis (intangible assets associated with the 2007 acquisition of Deerfield and Company ("Deerfield")) or based on a ratio of expected discounted cash flows from the contracts (intangible assets associated with the GECC Transaction, acquisition of CNCIM and the Merger with Legacy CIFC). We consider our own assumptions in the underlying investment advisory fee projections which include the structure of the CLOs and estimates related to loan default rates, recoveries and discount rates. A change in those projections could have a significant impact on our amortization expense.
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
During the year ended December 31, 2012, we received notice that a holder of the majority of the subordinated notes of Primus CLO I, Ltd. (“Primus I”) exercised their rights to call the CLO for redemption. As a result, we recorded a $1.8 million expense to fully impair the intangible asset associated with the Primus I management contract.
Income Taxes—Deferred tax assets and liabilities are recognized for the future income tax consequences (temporary differences) attributable to the difference between the carrying amounts of assets and liabilities and their respective income tax bases. When evaluating the realizability of our deferred tax assets, we consider, among other matters, estimates of expected future taxable income, nature of current and cumulative losses, existing and projected book/tax differences, and forecasts of our business operations. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets to the amount that is more likely than not to be realized.
GAAP provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. It requires us to evaluate tax positions taken in the course of preparing our tax returns to determine whether the tax positions are more likely than not to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more likely than not threshold would be recorded as tax expense in the current year. It is our policy to recognize accrued interest and penalties related to uncertain tax benefits in income taxes.
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
Recent Accounting Updates
See Part II—Item 8—"Financial Statements and Supplementary Data - Note 3" to our consolidated financial statements for our discussion of recent accounting updates.
Item 7A.    Quantitative and Qualitative Disclosures about Market Risk
As a smaller reporting company, we are not required to provide the information required by Item 7A.

Item 8.    Financial Statements and Supplementary Data

CIFC CORP.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
CIFC Corp.
New York, New York

We have audited the accompanying consolidated balance sheets of CIFC Corp. and subsidiaries (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the two years in the period ended December 31, 2012. We also have audited the Company's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CIFC Corp. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP

New York, New York
April 1, 2013

CIFC CORP. AND ITS SUBSIDIARIES
Consolidated Balance Sheets

	As of December 31,
	2012	2011
	(In thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$47,692	$35,973
Due from brokers	1,150	—
Restricted cash and cash equivalents	1,612	2,229
Investments at fair value	5,058	—
Receivables	2,432	2,197
Prepaid and other assets	5,392	5,248
Deferred tax asset, net	50,545	57,756
Equipment and improvements, net	3,979	1,697
Intangible assets, net	43,136	55,574
Goodwill	76,000	67,924
Subtotal	236,996	228,598
Assets of Consolidated Variable Interest Entities:
Due from brokers	103,008	19,114
Restricted cash and cash equivalents	1,059,283	512,495
Investments and derivative assets at fair value	9,066,779	7,554,053
Loans held for sale	—	99,595
Receivables	38,845	26,858
Prepaid and other assets	—	1,879
Total assets of Consolidated Variable Interest Entities	10,267,915	8,213,994
TOTAL ASSETS	$10,504,911	$8,442,592
LIABILITIES
Accrued and other liabilities	$15,734	$15,840
Deferred purchase payments	4,778	8,221
Contingent liabilities at fair value	33,783	39,279
Long-term debt	138,233	137,455
Subtotal	192,528	200,795
Non Recourse Liabilities of Consolidated Variable Interest Entities:
Due to brokers	494,641	147,367
Derivative liabilities	—	6,252
Accrued and other liabilities	5,207	50
Interest payable	16,753	11,975
Long-term debt	—	93,269
Long-term debt at fair value	9,596,434	7,559,568
Total Non Recourse Liabilities of Consolidated Variable Interest Entities	10,113,035	7,818,481
TOTAL LIABILITIES	10,305,563	8,019,276
EQUITY
Common stock, par value $0.001:
500,000,000 shares authorized; 20,778,053 issued and 20,682,604 outstanding as of December 31, 2012 and 20,255,430 shares issued and outstanding as of December 31, 2011	21	20
Treasury stock, at cost; 95,449 shares as of December 31, 2012	(664)	—
Additional paid-in capital	955,407	943,440
Accumulated other comprehensive income (loss)	(3)	(6)
Retained earnings (deficit)	(833,442)	(823,826)
TOTAL CIFC CORP. STOCKHOLDERS’ EQUITY	121,319	119,628
Appropriated retained earnings (deficit) of Consolidated Variable Interest Entities	78,029	303,688
TOTAL EQUITY	199,348	423,316
TOTAL LIABILITIES AND EQUITY	$10,504,911	$8,442,592
   See notes to consolidated financial statements.

CIFC CORP. AND ITS SUBSIDIARIES
Consolidated Statements of Operations

	For the Year Ended December 31,
	2012	2011
	(In thousands, except share and per share amounts)
Revenues
Investment advisory fees	$10,696	$11,455
Net investment and interest income:
Investment and interest income	227	3,332
Interest expense	1	350
Net investment and interest income	226	2,982
Total net revenues	10,922	14,437
Expenses
Compensation and benefits	22,945	19,993
Professional services	6,221	9,111
General and administrative expenses	6,096	6,783
Depreciation and amortization	17,931	16,423
Impairment of intangible assets	1,771	1,822
Restructuring charges	5,877	3,686
Total expenses	60,841	57,818
Other Income (Expense) and Gain (Loss)
Net gain (loss) on investments, loans, derivatives and liabilities (Note 8)	(9,565)	1,915
Corporate interest expense	(5,912)	(5,678)
Net gain on sale of management contract	5,772	—
Strategic transactions expenses	(657)	(1,459)
Net other income (expense) and gain (loss)	(10,362)	(5,222)
Operating income (loss)	(60,281)	(48,603)

Results of Consolidated Variable Interest Entities
Net gain (loss) from activities of Consolidated Variable Interest Entities	(144,472)	(281,459)
Expenses of Consolidated Variable Interest Entities	(23,908)	(6,712)
Net results of Consolidated Variable Interest Entities (Note 8)	(168,380)	(288,171)
Income (loss) before income tax expense (benefit)	(228,661)	(336,774)
Income tax expense (benefit)	11,667	6,980
Net income (loss)	(240,328)	(343,754)
Net (income) loss attributable to noncontrolling interest and Consolidated Variable Interest Entities (Note 5)	230,712	311,162
Net income (loss) attributable to CIFC Corp.	$(9,616)	$(32,592)
Earnings (loss) per share—
Basic and diluted	$(0.47)	$(1.82)
Weighted-average number of shares outstanding—
Basic and diluted	20,355,807	17,892,184

See notes to consolidated financial statements.

CIFC CORP. AND ITS SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)

	For the Year Ended December 31,
	2012	2011
	(In thousands)
Net income (loss)	$(240,328)	$(343,754)
Other comprehensive income (loss):
Foreign currency translation	3	6
Other comprehensive income (loss)	3	6
Comprehensive income (loss)	(240,325)	(343,748)
Comprehensive (income) loss attributable to noncontrolling interest and Consolidated Variable Interest Entities	230,712	311,162
Comprehensive income (loss) attributable to CIFC Corp.	$(9,613)	$(32,586)

   See notes to consolidated financial statements.

CIFC CORP. AND ITS SUBSIDIARIES
Consolidated Statements of Equity

	CIFC CORP. Stockholders' Equity
	Common Stock		Treasury Stock
	Shares	Par Value	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings (deficit)	Appropriated retained earnings (deficit) of Consolidated VIEs	Total Equity
	(In thousands)
Balance—January 1, 2011	11,000	$11	—	$—	$886,890	$(12)	$(791,234)	$329,897	$425,552
Net income (loss)	—	—	—	—	—	—	(32,592)	(311,162)	(343,754)
Consolidated Variable Interest Entities acquired	—	—	—	—	—	—	—	284,953	284,953
Issuance of common stock, net of issuance costs	9,091	9	—	—	53,943	—	—	—	53,952
Reclassification of previously bifurcated embedded derivative	—	—	—	—	2,125	—	—	—	2,125
Share-based compensation	164	—	—	—	367	—	—	—	367
Other	—	—	—	—	115	6	—	—	121
Balance—December 31, 2011	20,255	$20	—	$—	$943,440	$(6)	$(823,826)	$303,688	$423,316
Net income (loss)	—	—	—	—	—	—	(9,616)	(230,712)	(240,328)
Consolidated Variable Interest Entities acquired	—	—	—	—	—	—	—	5,053	5,053
Issuance of common stock, net of issuance costs	1,000	1	—	—	7,510	—	—	—	7,511
Issuance of warrants	—	—	—	—	3,660	—	—	—	3,660
Repurchases of common stock	—	—	661	(4,381)	—	—	—	—	(4,381)
Retirements of treasury stock	(566)	—	(566)	3,717	(3,717)	—	—	—	—
Share-based compensation	89	—	—	—	4,516	—	—	—	4,516
Other	—	—	—	—	(2)	3	—	—	1
Balance—December 31, 2012	20,778	$21	95	$(664)	$955,407	$(3)	$(833,442)	$78,029	$199,348

   See notes to consolidated financial statements.

CIFC CORP. AND ITS SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2012	2011
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(240,328)	$(343,754)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net premium and discount (accretion) amortization on investments, loans and debt issuance costs	1,496	2,889
Share-based compensation	4,516	900
Net (gain) loss on investments and liabilities at fair value / other (gain) loss	9,630	5,378
Net changes in undesignated derivatives	—	(7,208)
Net gain on the sale of management contract	(5,772)	—
Depreciation and amortization	17,931	16,423
Impairment of intangible assets	1,771	1,822
Loss on disposal of equipment and improvements	1,417	—
Lease expense greater (less) than payments	288	6
Deferred income tax expense (benefit)	7,211	3,378
Consolidated Variable Interest Entity:
Net premium and discount (accretion) amortization on investments, loans and debt issuance costs	(1,443)	(2,832)
Net (gain) loss on investments at fair value	(321,321)	156,749
Net (gain) loss on liabilities at fair value	772,147	347,771
Net (gain) loss on loans	726	10,119
Provision for loan losses	—	15,413
Net other (gain) loss	(822)	(254)
Changes in operating assets and liabilities:
Due from brokers	(1,150)	5,228
Net (purchases) sales of investments at fair value	435	263,420
Receivables	(70)	6,453
Prepaid and other assets	(789)	2,588
Due to brokers	—	(11,544)
Accrued and other liabilities	(2,628)	(693)
Consolidated Variable Interest Entity:
Due from brokers	(83,894)	29,541
Net (purchases) sales of investments at fair value	(905,917)	96,846
Receivables	(10,903)	(63)
Prepaid and other assets	9	—
Due to brokers	347,243	(137,953)
Accrued and other liabilities	10,021	375
Net cash provided by (used in) operating activities	(400,196)	460,998
CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted cash and cash equivalents	617	(1,606)
Purchases of investments at fair value	(5,000)	—
Proceeds from the sale of the DFR MM CLO	36,500	—
Proceeds from the sale of management contracts	6,468	—
Proceeds from sale of and principal receipts on investments and loans previously classified as available-for-sale and held for investment, respectively	—	2,927
Net cash (paid) acquired from strategic transactions	(4,525)	(4,306)
Purchases of equipment and improvements	(1,955)	(93)
Consolidated Variable Interest Entity:
Change in restricted cash and cash equivalents	(528,358)	80,465
Principal receipts on and proceeds from sale of loans held for investment	—	78,354
Principal receipts on and proceeds from sale of loans previously classified as held for investment	1,118	35,518
Net cash provided by (used in) investing activities	(495,135)	191,259
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (payments) under repurchase agreements	—	(246,921)
Repurchases of common stock	(4,381)	—
Payment of stock and debt issuance costs	—	(1,925)
Payment to settle warrants	(72)	—
Deferred purchase payments and payments on contingent liabilities	(20,948)	(7,227)
Consolidated Variable Interest Entity:
Proceeds from issuance of long-term debt	1,880,194	123,700
Payments made on long-term debt	(947,746)	(534,031)
Net cash provided by (used in) financing activities	907,047	(666,404)
Foreign currency translation	3	14
Net increase (decrease) in cash and cash equivalents	11,719	(14,133)
Cash and cash equivalents at beginning of period	35,973	50,106
Cash and cash equivalents at end of period	$47,692	$35,973

SUPPLEMENTAL DISCLOSURE:
Cash paid for interest	$4,616	$4,260
Cash paid for income taxes	$1,624	$2,476
Non-cash acquisition of equipment and improvements	$2,234	$—
Consolidated Variable Interest Entity Related:
Cash paid for interest	$95,446	$59,920
Settlement of interest receivables with increases in principal	$4,599	$5,804

See notes to consolidated financial statements.

CIFC CORP. AND ITS SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 1—Organization and Business
Organization-CIFC Corp. (“CIFC” and, together with its subsidiaries, the “Company”) is a Delaware corporation that specializes in managing investment products which have corporate credit obligations, primarily senior secured corporate loans (“SSCLs”), as the primary underlying investments. On April 13, 2011 (the “Merger Closing Date”), the Company completed a merger (the “Merger”) with Commercial Industrial Finance Corp. (“Legacy CIFC”).
Following the Merger, the Company re-focused on its core business as a fee-based corporate credit asset manager for third party investors. In a process that began in 2011, and most of which was completed during 2012, the Company exited non-core activities and assets, through the sales of (1) its residential mortgage-backed securities (“RMBS”) portfolio in 2011, (2) the Company's rights to manage its sole European CLO, Gillespie CLO PLC (“Gillespie”) in January 2012, and (3) its investments in (and rights to manage) the DFR Middle Market CLO Ltd. (“DFR MM CLO”) in February 2012 as (i) it did not generate contractual investment advisory fee revenues, (ii) the risk profile of the loans underlying the Company's investment were not deemed suitable, and (iii) the investment tied up a substantial amount of the Company's capital.
Business—The Company establishes and manages investment products for various types of investors, including pension funds, hedge funds and other asset management firms, banks, insurance companies and other types of institutional investors across the world. The Company's existing investment products are primarily collateralized loan obligations ("CLOs") and also include collateralized debt obligations ("CDOs") and other investment vehicles. The Company also makes investments in certain investment products it manages and SSCLs that the Company warehouses to launch new investment products.
The investment advisory fees paid to the Company by these investment products are the Company's primary source of revenue and are generally paid on a quarterly basis and are ongoing as long as the Company manages the products. Investment advisory fees typically consist of management fees based on the amount of assets held in the investment product and, in some cases, incentive fees based on the returns generated for certain investors. The Company also earns net investment income and incurs gains/losses from its investments in CLOs, warehouses and other investment products it manages.
Note 2—Basis of Presentation and Principles of Consolidation

Basis of Presentation—The accompanying audited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Management believes that estimates utilized in the preparation of the consolidated financial statements are prudent and reasonable. Actual results could differ from those estimates and such differences could be material.

Certain prior year amounts have been reclassified in the Consolidated Financial Statements and the related notes to conform to current period presentation. Certain line items in the Consolidated Balance sheets, Consolidated Statement of Operations and Consolidated Statements of Cash Flows have been condensed to agree to current year presentation and did not have a material impact on Total assets, Total revenues, Net other income (expense) and gain (loss) and cash flows from operating and investing activities.

Principles of Consolidation—The Consolidated Financial Statements include the financial statements of CIFC and (i) its wholly-owned subsidiaries, (ii) subsidiaries in which the Company has a controlling interest and (iii) variable interest entities ("VIEs") for which the Company is the primary beneficiary. All intercompany balances and transactions have been eliminated upon consolidation. This consolidation, particularly with respect to the VIEs, significantly impacts the Company's Consolidated Financial Statements.

Consolidated VIEs—As of December 31, 2012, the Company consolidated the following CLOs and CDOs (collectively, the “Consolidated CLOs”) (see also Note 3) as follows:

	Date Consolidation Began	CLOs	CDOs	Total
Consolidation upon adoption of ASU 2009-17 (1)	January 2010	6	1	7
Acquisition of Columbus Nova Credits Investments Management LLC ("CNCIM")	June 2010	4	—	4
For the year ended December 31, 2011
Merger with Legacy CIFC ("CIFC CLOs") (2)	April 2011	9	—	9
For the year ended December 31, 2012
CIFC Funding 2011-I, Ltd. (“CIFC CLO 2011-I”)	January 2012	1	—	1
CIFC Funding 2012-I, Ltd. ("CIFC CLO 2012-I")	July 2012	1	—	1
Navigator CDO 2006, Ltd. ("Navigator 2006 CLO") (2)	September 2012	1	—	1
CIFC Funding 2012-II, Ltd. ("CIFC CLO 2012-II")	November 2012	1	—	1
		23	1	24

Explanatory Notes:
_________________________________________________________________________

(1)
Upon adoption of Accounting Standards Update ("ASU") 2009-17, on January 1, 2010, the Company evaluated all investments and other contractual arrangements held prior to January 1, 2010 to determine which CLOs and CDOs it would be required to consolidate.

(2)	See Note 4 for further details on the Merger with Legacy CIFC and the GECC transaction.

Other Consolidated Entities

DFR MM CLO—In February 2012, the Company sold its investments in and the rights to manage the DFR MM CLO for $36.5 million and deconsolidated the entity. The economic impact of the Company's investments in the DFR MM CLO had been determined by its initial investment of $69.0 million ($50.0 million of subordinated notes and $19.0 million of debt) and total cash distributed to the Company from initial investment to the date of sale of $52.2 million on the subordinated notes investment and $4.8 million in interest on the debt investment.

CIFC 2012-III Warehouse—As of December 31, 2012, the Company also consolidated a special purpose vehicle, CIFC Funding 2012-III, Ltd. ("CIFC 2012-III Warehouse"), an entity with a structure similar to a CLO that was created to warehouse SSCL's prior to the close of new CLOs (see CIFC 2012-III Warehouse in Note 5 for more information). Subsequent to year end, the Company deconsolidated this warehouse in conjunction with the issuance of a new CLO.

Warehouse SPV—As of December 31, 2011, the Company also consolidated a special purpose vehicle (the “Warehouse SPV”). During the second quarter of 2011, the Warehouse SPV entered into a total return swap (the “Warehouse TRS”) agreement. The reference obligations under the Warehouse TRS agreement were SSCL exposures that the Company accumulates and were ultimately included within CIFC Funding 2011-I, Ltd ("CIFC CLO 2011-I"). The Company deconsolidated the Warehouse SPV in January 2012 in conjunction with the settlement of the Warehouse TRS and the closing of CIFC CLO 2011-I. See Total Return Swap in Note 7 for more information on the Warehouse TRS.

Unconsolidated VIEs—As of December 31, 2012, the Company had variable interests in 22 additional CLOs and CDOs and other investment products, which the Company manages, that were not consolidated (the "Unconsolidated VIEs") as the Company was not the primary beneficiary with respect to those VIEs. As of December 31, 2012, the Company's maximum exposure to loss associated with the Unconsolidated VIEs was limited to $5.1 million of investments made by the Company in an Unconsolidated VIE and future investment advisory fees and receivables from Unconsolidated VIEs of $0.6 million and $0.9 million as of December 31, 2012 and 2011, respectively.

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3—Summary of Significant Accounting Policies and Recent Accounting Updates

Consolidation - VIEs—The Company consolidates all VIEs in which it is the primary beneficiary. An entity is determined to be the primary beneficiary if it holds a controlling financial interest, the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. The consolidation guidance requires an analysis to (a) determine whether an entity in which the Company holds a variable interest is a VIE and (b) whether the Company's involvement, through holding interests directly or indirectly in the entity or contractually through other variable interests (e.g., management and performance related fees), would give it a controlling financial interest. Performance of that analysis requires the exercise of judgment.

For CLOs and CDOs, if the Company is deemed to (i) have the power to direct the activities of the CLO or CDO that most significantly impact the economic performance and (ii) either the obligation to absorb losses or the right to receive benefits that could be significant to the CLO or CDO, then the Company is deemed to be the primary beneficiary of the CLO or CDO and is required to consolidate the CLO or CDO. Generally, the Company's contractual relationship as collateral manager of the CLOs and CDOs described herein satisfies criteria (i) of the prior sentence, and its ownership interests in and/or ability to earn certain incentive or other management fees in certain of its CLOs and CDOs can (but does not always) satisfy criteria (ii). The Company has a variable interest in each of the CLOs and CDOs it manages due to the provisions of the respective management agreements and direct investments it holds in certain of the CLOs.

Business Combinations—Upon the acquisition of a business, the Company records all assets acquired and liabilities assumed at their estimated fair values, including intangible assets. Strategic transaction related costs are expensed as incurred.

Intangible Assets—The Company's intangible assets consist primarily of contractual rights to earn future management and advisory fees from CLOs. The Company determined that all intangible assets held are comprised of finite-lived assets and are amortized on a straight line basis (intangible assets associated with the 2007 acquisition of Deerfield & Company ("Deerfield")) or based on a ratio of expected discounted cash flows from the contracts (intangible assets associated with the GECC Transaction, acquisition of CNCIM and the Merger with Legacy CIFC (see Note 4)). Finite-lived intangible assets are tested for impairment if events or changes in circumstances indicate that the assets may not be recoverable. If the Company determines the carrying value of an intangible asset is not recoverable it will record an impairment charge to the extent its carrying value exceeds its estimated fair value. Impairments of intangible assets are recorded in "Impairment of intangible assets" on the Consolidated Statements of Operations. See Notes 4 and 10 for further details.

Goodwill—The excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired (including identifiable intangible assets) and liabilities assumed is recorded as goodwill. Goodwill represents the excess cost of a business acquisition over the fair value of the net assets acquired. Goodwill has been recognized as a result of the acquisitions of CNCIM, the Merger with Legacy CIFC and the GECC Transaction (see Note 4) and is not amortized. The Company periodically, at least on an annual basis in the fourth quarter of each year, reviews goodwill to determine whether the carrying value of goodwill is impaired. If goodwill is deemed to be impaired, the difference between the carrying amount reflected in the Consolidated Financial Statements and the estimated fair value is recognized as an expense in the period in which the impairment occurs. The Company has one reporting unit for which goodwill is tested for impairment. See Notes 4 and 10 for further details.

Contingent Consideration and Contingent Liabilities—Contingent consideration and contingent liabilities assumed in business combinations are recorded at fair value and measured at fair value at each reporting date with changes in fair value recorded within "Net gain (loss) on investments, loans, derivatives and liabilities" on the Consolidated Statements of Operations. See Notes 4 and 11 for further details.

Fair Value Measurements and Presentation—As defined by GAAP, the Company categorizes its financial instruments carried at fair value into a three-level fair value hierarchy based on the transparency of the inputs to the valuation of the asset or liability as of the measurement date. A financial instrument’s categorization within the valuation hierarchy is determined by the lowest level of input that is significant to the fair value measurement. The assessment of significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the financial instrument. The three levels are defined as follows:

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•
Level 1—inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. Financial instruments included in Level 1 are generally equity securities or derivatives listed on an exchange with active markets. The Company held no Level 1 financial instruments during the periods presented.

•
Level 2—inputs to the valuation methodology include quoted prices for similar financial instruments in active markets, quoted prices for identical financial instruments in inactive markets, and inputs that are observable for the financial instrument, either directly or indirectly, for substantially the full term of the financial instrument. The Company's financial instruments generally included in this category are loans where asset valuations are provided by third-party pricing services (effective December 31, 2012, loan valuations provided by third-party pricing services based on a composite price determined using fewer than two quotes are classified as Level 3) or the Company's comparable companies pricing model (prior to the valuation methodology change effective December 31, 2012), corporate bonds and investments in CLOs or CDOs where asset valuations are provided by third-party pricing services (prior to the valuation methodology change effective December 31, 2011), investments in funds which the Company has the ability to redeem its investment at net asset value at, or within three months of, the reporting date, long-term debt of our Consolidated CLOs (prior to the valuation methodology change effective September 30, 2011) and the Warehouse TRS.

•
Level 3—inputs to the valuation methodology include significant unobservable inputs to the fair value measurement. This includes situations where there is little, if any, market activity for the financial instrument. The inputs into the determination of fair value require significant management judgment or estimation. The Company's financial instruments generally included in this category are corporate bonds, investments in CLOs or CDOs, loans where valuations are provided by third-party pricing services based on a composite price determined using fewer than two quotes (effective December 31, 2012), loans where asset valuations are not provided by third-party pricing services and whose fair value is determined using the Company's comparable companies pricing model (effective December 31, 2012) or other pricing models, warrants, long-term debt of the Consolidated CLOs (including the subordinated notes) and the previously bifurcated conversion feature contained in the Company's senior subordinated convertible notes ("Convertible Notes").

Determination of Fair Values—As defined by GAAP, fair value is the price a market participant would receive in the sale of an asset, or pay to transfer a liability, in an orderly transaction at the measurement date. Where available, fair value is based on observable market prices or parameters or is derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are utilized. These valuation models involve estimation and judgment, the degree of which is dependent on both the price transparency for the instruments or market and the instruments’ complexity. Assets and liabilities recorded at fair value in the consolidated financial statements are categorized for disclosure purposes based on the level of judgment associated with the inputs used to measure their value as described above. Transfers between levels of the fair value hierarchy are recognized at the end of the reporting period.

Many financial instruments have bid and ask prices that can be observed in the marketplace. Bid prices reflect the highest price that market participants are willing to pay for an asset. Ask prices represent the lowest price market participants are willing to accept for an asset. For financial instruments whose inputs are based on bid-ask prices, the Company's policy is to take the mid-point in the bid-ask spread to value these financial instruments as a practical expedient for determining fair value permissible under the guidance. Fair value is a market-based measure considered from the perspective of the market participant who holds the asset or owes the liability rather than an entity-specific measure. Therefore, when market assumptions are not readily available, assumptions are set to reflect those that the Company believes market participants would use in pricing the financial instrument at the measurement date.

The availability of observable inputs can vary depending on the financial instrument and is affected by a variety of factors, including, for example, the type of product, age of the product, whether the product is traded on an active exchange or in the secondary market and, current market conditions. Determinations of fair value require more judgment to the extent that the valuation is based on inputs that are either less observable or unobservable in the market. Accordingly, the degree of judgment exercised in determining fair value is greatest for financial instruments classified as Level 3.

The fair value process is monitored by the Valuation Committee. The Valuation Committee is chaired by the Chief Investment Officer and is comprised of investment, finance, valuation and risk management professionals. The purpose of the committee is to oversee the pricing policy and procedures by ensuring objective and reliable valuation practices and pricing of financial instruments, as well as addressing fair valuation issues and approving changes to valuation methodologies and pricing sources.  Meetings are held at least quarterly to discuss and analyze the significant assumptions utilized in our internally developed models and to review the valuations provided by third-party pricing services for reasonableness. The Company engages reputable third-

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

party pricing services and regularly reviews the valuation methodologies provided by those third-party pricing services to ensure the fair value measurement provided by those services.
Fair Value Option—The Company has elected the fair value option for its investments in the debt and subordinated notes of the Consolidated CLOs, investments in other funds it manages, derivatives and RMBS. The Company also elected the fair value option for all of the assets and liabilities of the Consolidated CLOs and warehouses. The Company did not elect the fair value option for loans held in the DFR MM CLO or the debt of the DFR MM CLO.
Pursuant to GAAP fair value guidance, assets and liabilities of consolidated VIEs should be recorded at their carrying value as of the date that the Company became the primary beneficiary of the VIEs, provided such application is practicable. The Company has determined it was not practicable to initially record the Consolidated CLOs at their carrying value as they have not previously been required to satisfy GAAP or other reporting requirements. The Company elected and applied the fair value option to measure, on an entity-by-entity basis, all eligible assets and liabilities of the Consolidated CLOs at fair value subsequent to the date of initial adoption of the amendments to Financial Accounting Standards Board ("FASB") Accounting Standards Codification Topic 810-Consolidation ("ASC Topic 810"). In addition, to better correlate with the fair value of assets held by the Consolidated CLOs, the Company also measured debt and subordinated notes issued by the Consolidated CLOs at fair value.
Unrealized appreciation or depreciation and realized gains and losses on assets and liabilities of consolidated VIEs are recorded in the Consolidated Statements of Operations within "Net gain (loss) from activities of Consolidated Variable Interest Entities" and unrealized appreciation or depreciation and realized gains and losses on all other assets and liabilities at fair value are recorded in the Consolidated Statements of Operations within "Net gain (loss) on investments, loans, derivatives and liabilities."
Revenue Recognition—Investment Advisory Fees—The Company receives investment advisory fees from the investment products it manages. These investment advisory fees are paid periodically in accordance with the terms of the individual management agreements for as long as the Company manages the products. The investment advisory fees paid to the Company by these investment products are the Company's primary source of revenue. Investment advisory fees typically consist of management fees based on the amount of assets held in the investment product and, in certain cases, incentive fees based on the returns generated for certain investors. Investment advisory fees are recognized as revenue when earned. The Company does not recognize investment advisory fees as revenue until all contingencies have been removed. Contingencies may include generation of sufficient cash flows by the CLOs to pay investment advisory fees under the terms of the related management agreements and the achievement of minimum CLO performance requirements specified under the related management agreements, in addition to certain other agreements with investors. In connection with these agreements with investors, the Company has subordinated receipt of certain of its investment advisory fees.
Loans Held for Sale and Loans Held for Investment—The Company had investments in certain loans for which the fair value option was not elected, primarily within the DFR MM CLO. These loans were classified as loans held for sale or investment, depending on management's strategy for each loan. During 2011, the Company reclassified all of its remaining loans held for investment to loans held for sale and in February 2012, the Company sold its investment in and rights to manage DFR MM CLO and deconsolidated this entity and as a result no longer has any loans held for sale or held for investment. The following policies were in place during the periods the Company had loans held for sale and held for investment.
Loans held for sale were carried at the lower of cost or fair value. If the fair value of a loan was less than its cost basis, a valuation adjustment was recorded to reduce the asset balance and a corresponding unrealized loss is recorded in "Net gain (loss) from activities of Consolidated Variable Interest Entities" on the Consolidated Statements of Operations.
In February 2012, the Company sold its investments in and rights to manage the DFR MM CLO (see Note 2). As of December 31, 2011, loans from the DFR MM CLO of $145.4 million were reclassified to loans held for sale as the Company no longer intended to hold the loans to maturity. In addition, during the year ended December 31, 2011, the Company recorded a provision for loan loss of $7.5 million to reflect valuation changes to lower of cost or fair value as a result of this reclassification.
Two loans which were previously classified in the held for investment portfolio were restructured during the year ended December 31, 2011 which qualified as troubled debt restructurings under ASC Topic 310. These troubled debt restructurings occurred during the first quarter of 2011 and related to one first lien loan and one second lien loan the Company held with the same creditor. The first lien loan was fully reinstated in the restructuring with past due interest capitalized into the principal outstanding of the loan. The interest rate on the loan decreased and the maturity date was extended by one year. The Company also received equity in the creditor as part of the restructuring. The Company evaluated whether further provision for loan losses for this loan was required as a result of the restructuring during the first quarter of 2011, and noted no further provision was required and the loan continued to have a carrying value of $8.1 million. During the second quarter of 2011, the first lien loan was deemed to require an additional $1.7 million of provision for loan losses, reducing the carrying value to $6.4 million. The second lien loan

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

was exchanged entirely for equity and the Company impaired the remaining carrying value of the second lien loan of $0.1 million during the first quarter 2011.
Long-Term Debt—The Company's junior subordinated notes are carried at their outstanding principal amounts. The Convertible Notes are recorded as two separate components: (i) the long-term debt initially recorded at a discount, which is being amortized into interest expense over the life of the debt and (ii) the conversion feature, which until December of 2011 was recorded as a derivative liability and carried at fair value with changes in fair value recorded within "Net gain (loss) on investments, loans, derivatives and liabilities" on the Consolidated Statements of Operations. During December 2011, the antidilution provisions that caused the conversion feature to be a bifurcated embedded derivative instrument (the "Embedded Derivative") expired and the fair value of the Embedded Derivative on the expiration date was reclassified to additional paid-in capital and is no longer remeasured at fair value. Interest expense on recourse long-term debt is recorded within "Corporate Interest Expense" on the Consolidated Statements of Operations.
Consolidated VIE Long-Term Debt—Subordinated notes of the Consolidated VIEs have certain characteristics of equity and are recorded as debt on the Consolidated Balance Sheets as they have stated maturities. The maturities indicate a date on which they are mandatorily redeemable and redemption is required only upon liquidation or termination of the CLO and not upon liquidation or termination of the Company. Interest expense of consolidated VIEs is recorded in "Net gain (loss) from activities of Consolidated Variable Interest Entities" on the Consolidated Statements of Operations.
The Company also consolidated the debt on the DFR MM CLO which was carried at its outstanding principal amount. The Company deconsolidated DFR MM CLO in February 2012 (see Note 2).
Cash and Cash Equivalents—Cash and cash equivalents include cash on hand, cash held in banks and liquid investments with original maturities of 90 days or less.
Restricted Cash and Cash Equivalents—Restricted cash and cash equivalents represent amounts held by third parties for settlement of certain obligations and cash, subject to certain restrictions, held in non-recourse entities (including Consolidated VIEs).
Due from Brokers and Due to Brokers—Amounts due from and to brokers generally represent unsettled trades. Amounts due from and to brokers are recorded as assets and liabilities, respectively.
Equipment and Improvements—Equipment and Improvements are stated at cost, net of accumulated depreciation. Depreciation is generally recorded using the straight-line method over the estimated useful lives of the various classes of equipment. Leasehold improvements are amortized over the shorter of their estimated useful lives or remaining life of the lease using the straight-line method. The Company does not consider renewal options when determining the amortization of leasehold improvements unless renewal is considered reasonably assured at the inception of the lease. Equipment and Improvements are periodically reviewed for indications of impairment and written down to fair value if impaired.
Income Taxes—Deferred tax assets and liabilities are recognized for the future income tax consequences (temporary differences) attributable to the difference between the carrying amounts of assets and liabilities and their respective income tax bases. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. The Company recognizes the effect of change in income tax laws or rates on deferred tax assets and liabilities in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets to the amount that is more likely than not to be realized.
ASC Topic 740—Income Taxes ("ASC Topic 740") provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC Topic 740 requires companies to evaluate tax positions taken in the course of preparing its tax returns to determine whether the tax positions are more likely than not to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more likely than not threshold would be recorded as tax expense in the current year. It is the Company's policy to recognize accrued interest and penalties related to uncertain tax benefits in income taxes. Tax years that remain open to examination by major tax jurisdictions include 2009 to 2012.
Share-Based Compensation—Compensation cost for share-based awards are generally measured based on the grant-date fair value of the award. Share-based awards that do not require future service (i.e. vested awards) are expensed immediately. Share-based awards that require future service are amortized over the relevant service period. Amortization is recognized as "Compensation and benefits" in the Consolidated Statements of Operations. See Note 13 for the required disclosure relating to stock options.

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Earnings Per Share—Basic earnings per share is calculated by dividing net income (loss) attributable to CIFC Corp. by the weighted-average number of shares of common stock outstanding for the period. Diluted earnings per share adjusts basic earnings per share by the dilution that would have occurred had all contingent issuances of common stock that would have individually reduced earnings per share occurred at either the beginning of the period or the time of issuance of the potentially dilutive securities, if those securities were issued during the period. The Company uses the if-converted method to determine the dilutive effects of the Convertible Notes and the treasury stock method for stock options and warrants. See Note 14 for the computation of earnings per share.
Recent Accounting Updates

In May 2011, the FASB issued ASU No. 2011-4, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-4”). ASU 2011-4 amends ASC Topic 820 to converge the fair value framework between U.S. GAAP and International Financial Reporting Standards. ASU 2011-4 clarifies existing fair value measurement guidance, updates the fair value measurement principles for certain financial instruments and expands fair value disclosure requirements. ASU 2011-4 is effective for fiscal years and interim reporting periods within those fiscal years beginning after December 15, 2011. The Company adopted ASU 2011-4 and the adoption did not have a material impact on the Consolidated Financial Statements.  Adoption of this guidance resulted in expanded disclosures on fair value measurements, included in Note 6, but did not have an impact on the Company's measurements of fair value.

In June 2011, the FASB issued ASU No. 2011-5, Presentation of Comprehensive Income (“ASU 2011-5”). ASU 2011-5 amends ASC Topic 220—Comprehensive Income to require entities to report components of comprehensive income either in a single continuous statement of comprehensive income or two separate but consecutive statements. ASU 2011-5 does not change the items that must be reported in other comprehensive income. ASU 2011-5 is effective for interim and annual reporting periods beginning after December 15, 2011. The Company adopted ASU 2011-5, as required, and now presents a separate Consolidated Statements of Comprehensive Income (Loss).

In September 2011, the FASB issued ASU No. 2011-8, Testing Goodwill for Impairment (“ASU 2011-8”). ASU 2011-8 amends ASC Topic 350—Intangibles—Goodwill and Other to simplify how entities test goodwill for impairment. The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. ASU 2011-8 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company adopted these amendments and they did not have a material impact on the Consolidated Financial Statements. The Company performs its goodwill impairment test in the fourth quarter of each year, and on an interim basis if necessary.

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

 Note 4—Strategic Transactions

GECC Transaction—On September 24, 2012 (the "Closing Date"), the Company closed a five year strategic relationship with General Electric Capital Corporation's (“GE Capital”) Bank Loan Group to provide new CIFC-managed investment products, including those involving GE Capital loan originations and/or vehicles which GE Capital provides financing. Further, partnering with GE Capital positions the Company for unique opportunities given GE Capital's strength as a leading corporate lender coupled with CIFC's loan asset management platform. Pursuant to the transaction: (i) a commercial council (the “Commercial Council”) comprised of senior members of both GE Capital and the Company was formed to explore joint business opportunities; (ii) the Company and GE Capital entered into a referral agreement (the “Referral Agreement”) pursuant to which (a) GE Capital will refer certain potential investment advisory clients (“Referred Clients”) to the Company for a period of five years (which may be extended for up to two consecutive one year periods) and (b) the Company is obligated to pay GE Capital 15% of any advisory fees in excess of $9.0 million earned from Referred Clients in the aggregate; and (iii) GE Capital Debt Advisors LLC, a wholly owned indirect subsidiary of GE Capital (“GECDA”), exited the business of providing certain loan management services to third parties and assigned to CIFC Asset Management LLC ("CIFCAM") the right to manage four “Navigator” CLOs (the “Navigator Management Agreements”). The transaction described in this paragraph shall hereinafter be referred to as the “GECC Transaction”.

The GECC Transaction is considered a taxable business combination in accordance with ASC Topic 805-Business Combinations (“ASC Topic 805”). As consideration for the GECC Transaction, on the Closing Date, the Company (i) issued 1.0 million shares of its common stock to GE Capital Equity Investments, Inc., a wholly-owned subsidiary of GE Capital (“GECEII”), with a Closing Date fair value of $7.5 million, (ii) issued a warrant to GECEII to purchase 2.0 million shares of a newly created class of non-voting stock (the “GECEII Warrant”) at a per share exercise price of $6.375 with an estimated Closing Date fair value of $3.7 million and (iii) paid to GECDA $4.5 million in cash, subject to certain adjustments. In addition, the Company and GECEII entered into an investment agreement setting forth certain rights and obligations of GECEII as a stockholder of the Company, including a right of GECEII to designate a member of the board of directors (the "Board") so long as GECEII (together with its affiliates) owns at least 5% of the outstanding capital stock of the Company, calculated assuming the full conversion of all outstanding Convertible Notes into common stock and the full exercise of the GECEII Warrant. The Company did not record contingent consideration for its obligation to pay GE Capital 15% of investment advisory fees in excess of the first $9.0 million as the estimated fair value was deemed immaterial as of the Closing Date. Future payments to GE Capital under the Referral Agreement, if any, will reduce the Company's investment advisory revenue earned. Calculation of purchase consideration is as follows:

	(In thousands, except share and per share information)
Shares issued	1,000,000
Multiplied by Closing Date share price (1)	$7.51
Value of shares		$7,510

Warrants issued	2,000,000
Multiplied by Closing Date estimated fair value per warrant (2)	$1.83
Value of warrants		3,660

Cash		4,525
Total purchase consideration		$15,695

Explanatory Notes:
________________________________

(1)	Represents the closing price of the Company's common stock on the Closing Date.

(2)	The estimated fair value per warrant was determined utilizing a Black-Scholes model with the assistance of an independent valuation firm.

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

 The following is a summary of the recognized amounts of assets acquired and liabilities assumed (1):

(In thousands)
Receivables	$147
Identifiable intangible assets	7,470
Excess of purchase consideration over identifiable net assets acquired - Goodwill (2) (3)	8,078
Recognized assets acquired and liabilities assumed	$15,695

Explanatory Notes:
________________________________

(1)
Management is in the process of finalizing the purchase price calculations and allocations related to identifiable intangible assets, goodwill and contingent liabilities, pending finalization of revenue projections.

(2)	Total amount is tax deductible.

(3)
Relates to additional strategic opportunities that management believes will be available to the Company as a result of the association with GE Capital primarily sourced through the Commercial Council, including, but not limited to (i) growth in AUM, (ii) newly developed CIFC-managed investment products and business lines and (iii) preferred access to GE Capital originated loans.

The fair values of the assets acquired were estimated by management with the assistance of an independent valuation firm. The identifiable intangible assets acquired by asset class are as follows:

	Closing Date Estimated Fair Value	Closing Date Estimated Average Remaining Useful Life
	(In thousands)	(In years)
Intangible asset class:
Investment management contracts (1)	$3,660	3
Referral Arrangement (2)	3,810	7
	$7,470

Explanatory Notes:
________________________________

(1)
Related to the Navigator Management Agreements. Fair values were determined utilizing an excess earnings approach based upon projections of future investment advisory fees from the CLOs. Significant inputs to the investment advisory fee projections include the structure of the CLOs and estimates related to loan default, recovery and discount rates. The intangible assets related to the management contracts are amortized based on a ratio of expected discounted cash flows from the contracts over their expected remaining useful lives.

(2)
Related to the Referral Arrangement (a defined term intended to encompass both referrals under the Referral Agreement described herein and any other business GE Capital may refer to the Company) was determined utilizing an excess earnings approach based upon projections of future revenues generated from the relationship. Significant inputs utilized in the projections include the structure of potential new investment vehicles generating revenues, the timing of investments in such vehicles and discount rates. The intangible assets related to the Referral Arrangement will be amortized based on estimated discounted cash flows of the significant projected future revenue streams. See Note 10 for additional disclosures regarding intangible assets.

For the year ended December 31, 2012, the Company incurred GECC Transaction related costs of $0.7 million which were recorded in "Strategic transactions expenses" on the Consolidated Statements of Operations.

Supplemental unaudited pro forma disclosures have not been provided for the GECC Transaction as retrospective application requires significant estimates of amounts which the Company is unable to determine objectively. Principally, the GECC transaction did not include the acquisition of a stand-alone business that had financial statements. Given the strategic nature of the transaction, a significant amount of the expected benefits are based on future revenue streams from products that have not yet been developed. Investment advisory fee revenues related to the Navigator Management Agreements prior to the Closing Date of the GECC transaction (and therefore excluded from net income attributable to CIFC Corp.) were $3.4 million (unaudited) and $5.9 million (unaudited) for the years ended December 31, 2012 and 2011, respectively. This includes investment advisory fees from Navigator 2006 CLO which would have been eliminated in consolidation of $1.2 million (unaudited) and $1.6 million (unaudited) for the years ended December 31, 2012 and 2011, respectively.

During the year ended December 31, 2012, the Company recorded net income attributable to CIFC Corp. of $0.7 million related to the investment advisory fees from the Navigator CLOs which represents investment advisory fees from the Navigator Management Agreements from the Closing Date through December 31, 2012.

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As a result of the GECC Transaction, the Company consolidated one Navigator CLO, Navigator 2006 CLO. As of the Closing Date, the Company consolidated assets of $318.3 million and non-recourse liabilities of $313.2 million related to this CLO. As of December 31, 2012, the Company consolidated assets of $328.0 million and non-recourse liabilities of $325.8 million related to this CLO. For the year ended December 31, 2012, the Company recorded a net loss of $2.8 million related to Navigator 2006 CLO within net results of Consolidated Variable Interest Entities.

Merger with Legacy CIFC—On April 13, 2011 (the “Merger Closing Date”), the Company completed the Merger with Legacy CIFC. As a result of the Merger, Legacy CIFC became CIFCAM and a wholly-owned subsidiary of CIFC. The consideration for the Merger paid or payable to CIFC Parent Holdings LLC (“CIFC Parent”), the sole stockholder of Legacy CIFC, consisted of (i) 9,090,909 shares of our common stock, (ii) $7.5 million in cash, payable in three equal installments of $2.5 million (subject to certain adjustments), the first of which was paid on the Merger Closing Date, the second of which was paid on April 13, 2012 and the final installment is payable on the second anniversary of the Merger Closing Date, (iii) $4.2 million in cash as consideration for the cash balance at Legacy CIFC on the Merger Closing Date (adjusted for certain items), (iv) out-of pocket costs and expenses incurred by Legacy CIFC and CIFC Parent in connection with the Merger of approximately $2.9 million, (v) the first $15.0 million of incentive fees received by the combined company from certain CLOs managed by CIFCAM as of the Merger Closing Date, (vi) 50% of any incentive fees in excess of $15.0 million in the aggregate received by the combined company over the next ten years from certain CLOs managed by CIFCAM as of the Merger Closing Date and (vii) payments relating to the present value of any such incentive fees from certain CLOs managed by CIFCAM as of the Merger Closing Date that remain payable to the combined company after the tenth anniversary of the Merger Closing Date. The Merger is reflected in the Consolidated Financial Statements as of December 31, 2011 and December 31, 2012, and for the period from the Merger Closing Date to December 31, 2012. Calculation of the purchase consideration is as follows:

	(In thousands, except share and per share information)
Shares issued	9,090,909
Multiplied by Merger Closing Date share price (1)	$6.15
Value of shares		$55,909
Cash (2)		6,683
Certain acquisition-related expenses of seller paid by the Company (3)		2,769
Fair value of fixed deferred payments to the seller (4)		4,571
Fair value of contingent deferred payments to the seller (5)		19,793
Total purchase consideration		$89,725

Explanatory Notes:
 _________________________________

(1)	Represents the closing price of the Company's common stock on the Merger Closing Date.

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

(5)	Represents the Merger Closing Date fair value of contingent deferred payments to CIFC Parent. See Note 11 for additional disclosures regarding contingent liabilities.

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following is a summary of the recognized amounts of assets acquired and liabilities assumed as a result of the Merger:

(In thousands)
Cash and cash equivalents	$5,146
Restricted cash and cash equivalents	122
Receivables	5,144
Prepaid and other assets	330
Equipment and improvements, net	234
Accrued and other liabilities	(2,537)
Net deferred tax liabilities (1)	(5,888)
Contingent liabilities (1) (2)	(19,244)
Additional paid-in capital adjustment	(83)
Identifiable intangible assets	49,900
Excess of purchase consideration over identifiable net assets acquired - Goodwill (1) (3)	56,601
$89,725
 Explanatory Notes:
_________________________________

(1)
Items included adjustments since the initial purchase accounting disclosed as of June 30, 2011. Net deferred tax liabilities were increased by $0.6 million and contingent liabilities decreased by $1.1 million, resulting in a decrease to goodwill of $0.5 million.

(2)
Represent contingent consideration related to Legacy CIFC’s acquisition of CypressTree on December 1, 2010 and contingent liabilities Legacy CIFC assumed in its acquisition of CypressTree related to required payments to the prior sellers of CypressTree and the broker of that sale. These contingent liabilities are based on a fixed percentage of certain investment advisory fees from the CypressTree CLOs which vary by CLO and have a minimum fixed percentage of 55%. See Note 11 for additional disclosures regarding contingent liabilities.

(3)
Relates to (i) the additional strategic opportunities that management believes will be available to the Company as a result of increased scale, improved financial condition, an experienced management team and the addition of the CIFCAM CLO fund family, which has market leading performance in the U.S. managed CLO segment, (ii) the expected issuance of new CLOs and other investment products based on the Company's corporate credit expertise and (iii) the expected cost synergies from the Merger.

The fair values of the assets acquired and the liabilities assumed were estimated by management with the assistance of an independent valuation firm. The identifiable intangible assets acquired by asset class are as follows:

	Merger Closing Date Estimated Fair Value	Merger Closing Date Estimated Average Remaining Useful Life
	(In thousands)	(In years)
Intangible asset class:
Investment management contracts (1)	$46,460	6
Trade name (2)	1,250	10
Technology (2)	820	2
Non-compete agreements (3)	1,370	7
	$49,900

Explanatory Notes:
_________________________________

(1)
Related to the investment management contracts of CIFCAM and CypressTree. Fair values were determined utilizing an excess earnings approach based upon projections of future investment advisory fees from the CLOs. Significant inputs to the investment advisory fee projections include the structure of the CLOs and estimates related to loan default, recovery and discount rates. The intangible assets related to the management contracts are amortized based on a ratio of expected discounted cash flows from the contracts over their expected remaining useful lives.

(2)
Related to the “Commercial Industrial Finance Corp.” and “CIFC” trade names and technology. Fair values were determined utilizing a relief from royalty method applied to expected cash flows and are amortized on a straight-line basis over their estimated remaining useful lives.

(3)
Related to non-compete agreements. Fair values were determined using a lost cash flows analysis and are amortized on a straight-line basis over the estimated remaining useful life.  See Note 10 for additional disclosures regarding the Company's intangible assets.

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Merger with Legacy CIFC was a nontaxable business combination. Consequently, the amortization expense related to approximately $37.7 million of the identifiable intangible assets associated with the CLOs managed by CIFCAM will not be deductible for income tax purposes. In accordance with GAAP applicable to nontaxable business combinations, on the Merger Closing Date the Company recorded a deferred tax liability of approximately $17.2 million for the future amortization of these intangible assets. Other taxable or deductible temporary differences related primarily to Legacy CIFC’s net operating loss carryforwards and its acquisition of CypressTree resulted in a Merger Closing Date net deferred tax asset of approximately $11.3 million. The net deferred tax liability from all of these temporary differences was $5.9 million and this amount was added to goodwill.

For the year ended December 31, 2011, the Company incurred costs related to the Merger of $3.3 million, offset by $1.8 million of reclassifications to additional paid-in capital for stock issuance costs, for net expenses of $1.5 million for the year ended December 31, 2011, recorded within strategic transactions expenses in the Consolidated Statements of Operations.

Note 5—Consolidated VIEs

Although the Company consolidates all of the assets, liabilities and subordinated notes of the Consolidated VIEs the Company's maximum exposure to loss is limited to its investments and beneficial interests in the Consolidated VIEs, receivables and future investment advisory fees. All these items are eliminated upon consolidation. The assets of each of the Consolidated VIEs are held solely as collateral to satisfy the obligations of the Consolidated VIEs. If the Company were to liquidate, the assets of the Consolidated VIEs would not be available to the Company's general creditors, and as a result, the Company does not consider them its assets. Additionally, the investors in the Consolidated VIEs have no recourse to the Company's general assets for the debt issued by the Consolidated VIEs. Therefore, this debt is not the Company's obligation.

Consolidated CLOs—The following table summarizes the Company's consolidated assets and non-recourse liabilities of the Consolidated CLOs included in the Consolidated Balance Sheets and the total maximum exposure to loss on these Consolidated CLOs, as follows:

	As of December 31,
	2012	2011
	(In thousands)
Total Assets	$9,933,495	$8,037,207
Total Liabilities (non-recourse)	9,806,010	7,724,244

Maximum exposure to loss:
Investments and beneficial interests	$47,454	$6,960
Receivables	2,674	2,315
Total maximum exposure to loss	$50,128	$9,275

Other Consolidated Entities—The following table summarizes the Company's consolidated assets and non-recourse liabilities of other consolidated VIEs included in the Consolidated Balance Sheets:

	As of December 31, 2012			As of December 31, 2011
	Consolidated Assets	Consolidated Total Non-Recourse Liabilities	Maximum Exposure to Loss (1)	Consolidated Assets	Consolidated Total Non-Recourse Liabilities	Maximum Exposure to Loss (1)
	(In thousands)
CIFC 2012-III Warehouse	$334,420	$307,025	$26,723	$—	$—	$—
DFR MM CLO (2)	$—	$—	$—	$130,267	$93,588	$69,000
Warehouse SPV (3)	$—	$—	$—	$46,520	$650	$46,514

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Explanatory Notes:
________________________________

(1)	Maximum exposure to loss is generally limited to the Company's investment in the entity.

(2)	The Company's investments in and rights to manage the DFR MM CLO were sold during February 2012. See Note 2 for further details.

(3)	The Company settled Warehouse TRS with the closing of CIFC CLO 2011-I and deconsolidated Warehouse SPV in January 2012. See Note 2 for further details.

The table below represents total net results of the Company's share of the Consolidated VIEs included on the Consolidated Statements of Operations as follows:

	For the Year Ended December 31,
	2012	2011
	(In thousands)
Consolidated CLOs	$(171,966)	$(274,295)
CIFC 2012-III Warehouse	2,325	—
DFR MM CLO (1)	(170)	(14,747)
Warehouse SPV (2)	1,431	871
Net results of Consolidated VIEs	(168,380)	(288,171)
Net (income) loss attributable to noncontrolling interest and Consolidated VIEs	230,712	311,162
Net results of Consolidated VIEs attributable to CIFC Corp.	$62,332	$22,991

Characteristics of net results of Consolidated VIEs attributable to CIFC Corp:
Consolidated VIE investment advisory fees	$51,657	$35,942
Consolidated VIE net investment and interest income	10,675	(12,951)
Net results of Consolidated VIEs attributable to CIFC Corp.	$62,332	$22,991

Explanatory Notes:
________________________________

(1)	The Company's investment in and rights to manage DFR MM CLO were sold during February 2012.

(2)	The Company settled Warehouse TRS with the closing of CIFC CLO 2011-I during January 2012.

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6—Fair Value of Financial Instruments
Assets and Liabilities Measured at Fair Value on a Recurring Basis—The following tables summarizes the Company's assets and liabilities carried at fair value on a recurring basis, by class and by level (1):

	As of December 31, 2012				As of December 31, 2011
	Level 1	Level 2	Level 3	Estimated Fair Value	Level 1	Level 2	Level 3	Estimated Fair Value
	(In thousands)				(In thousands)
Assets
Investments at fair value	$—	$5,058	$—	$5,058	$—	$—	$—	$—
Consolidated VIEs:
Loans	—	7,740,574	1,177,058	8,917,632	—	7,327,141	19,729	7,346,870
Corporate bonds	—	—	67,438	67,438	—	—	154,096	154,096
Other	—	—	81,661	81,661	—	—	47,806	47,806
Derivative assets	—	—	48	48	—	—	5,281	5,281
Total Consolidated VIEs	—	7,740,574	1,326,205	9,066,779	—	7,327,141	226,912	7,554,053
Total Assets	$—	$7,745,632	$1,326,205	$9,071,837	$—	$7,327,141	$226,912	$7,554,053
Liabilities
Contingent liabilities	$—	$—	$33,783	$33,783	$—	$—	$39,279	$39,279
Consolidated VIEs:
Derivative liabilities	—	—	—	—	—	6,252	—	6,252
Long-term debt	—	—	9,596,434	9,596,434	—	—	7,559,568	7,559,568
Total Consolidated VIEs	—	—	9,596,434	9,596,434	—	6,252	7,559,568	7,565,820
Total Liabilities	$—	$—	$9,630,217	$9,630,217	$—	$6,252	$7,598,847	$7,605,099

 Explanatory Note:
______________________________

(1)	There have been no transfers in or out of Level one for the periods presented.

Changes in Level 3 Recurring Fair Value Measurements—The following tables summarize by class the changes in financial assets and liabilities measured at fair value classified within Level 3 of the valuation hierarchy. Net realized and unrealized gains (losses) for Level 3 financial assets and liabilities measured at fair value are included within "Net gain (loss) on investments, loans, derivatives and liabilities" and "Net gain (loss) from activities of Consolidated Variable Interest Entities" in the Consolidated Statements of Operations.

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Level 3 Financial Assets at Fair Value
	For the Year Ended December 31, 2012
	Investment and Derivative Assets of Consolidated Variable Interest Entities
	Loans		Corporate Bonds		Other		Derivative Assets	Total
	(In thousands)
Estimated fair value, beginning of period	$19,729		$154,096		$47,806		$5,281	$226,912
Transfers into Level 3	1,167,456	(1)	—		—		—	1,167,456
Transfers out of Level 3	(5,933)	(2)	—		—		—	(5,933)
Transfers in due to consolidation or acquisition	660		—		863		—	1,523
Transfers out due to deconsolidation	—		(5,708)		—		—	(5,708)
Transfers between classes	—		(33,290)	(3)	33,290	(3)	—	—
Net realized/unrealized gains (losses)	1,058		7,027		15,524		(5,229)	18,380
Purchases	10,886		—		29,175		—	40,061
Sales	(1,430)		(53,523)		(24,475)		(4)	(79,432)
Settlements	(15,368)		(1,164)		(20,522)		—	(37,054)
Estimated fair value, end of period	$1,177,058		$67,438		$81,661		$48	$1,326,205
Change in unrealized gains (losses) for the period for the assets held as of the end of the period	$14,748		$5,390		$11,219		$(15)	$31,342

 Explanatory Notes:
______________________________

(1)
The transfers into Level 3 represent loans valued by a third-party pricing service using composite prices determined using less than two quotes and loans valued using an internally developed pricing model. Prior to December 31, 2012, the Company categorized all loans valued by a third-party pricing service or the Company's comparable companies pricing model as Level 2.

(2)	The transfers out of Level 3 represent loans valued by a third-party pricing service which were previously valued by an internally developed model utilizing unobservable market inputs.

(3)	The transfers between classes represent investments in CLOs and CDOs classified as corporate bonds as of December 31, 2011.

	Level 3 Financial Assets at Fair Value
	For Year Ended December 31, 2011
		Investment and Derivative Assets of Consolidated Variable Interest Entities
	Investments at fair value	Loans		Corporate Bonds		Other		Derivative Assets		Total
	(In thousands)
Estimated fair value, beginning of period	$2,429	$31,476		$14,032		$23,103		$259		$71,299
Net transfers in (out) of Level 3	—	3,302	(1)	144,602	(2)	31,672	(2)	8,232	(1)	187,808
Transfer in due to consolidation or acquisition	—	1,160		239		12,830		276		14,505
Net realized/unrealized gains (losses)	(29)	788		1,463		3,376		(3,393)		2,205
Purchases	—	9,763		3,124		40		—		12,927
Sales	(2,140)	—		(2,270)		(23,215)		(93)		(27,718)
Issuances	—	—		—		—		—		—
Settlements	(260)	(26,760)		(7,094)		—		—		(34,114)
Estimated fair value, end of period	$—	$19,729		$154,096		$47,806		$5,281		$226,912

 Explanatory Notes:
______________________________

(1)
The transfers into Level 3 represent positions valued by an internally developed model utilizing unobservable market inputs as of December 31, 2011 which were previously valued by the comparable companies pricing model or a third-party pricing service. The transfers into Level 3 were partially offset by positions valued by the comparable companies pricing model or a third-party pricing service which were previously valued by an internally developed model utilizing unobservable market inputs.

(2)
The transfers into Level 3 are the result of a change in classification of valuation methodology for corporate bonds and investments in CLOs as management concluded certain of the inputs into the valuation of their investments may not be observable in the market.

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Level 3 Financial Liabilities at Fair Value
	For the Year Ended December 31, 2012
	Contingent Liabilities at Fair Value	Long-term Debt of Consolidated Variable Interest Entities		Total
	(In thousands)
Estimated fair value, beginning of period	$39,279	$7,559,568		$7,598,847
Transfers into Level 3	—	3,716	(1)	3,716
Transfers out of Level 3	—	(9,050)	(2)	(9,050)
Transfer in due to consolidation or acquisition	—	313,093		313,093
Net realized/unrealized (gains) losses	11,452	772,147		783,599
Purchases	—	62,946		62,946
Sales	—	(5,000)		(5,000)
Issuances	—	1,817,248		1,817,248
Settlements	(16,948)	(918,234)		(935,182)
Estimated fair value, end of period	$33,783	$9,596,434		$9,630,217
Change in unrealized gains (losses) for the period for the liabilities outstanding as of the end of the period	$(13,499)	$(533,729)		$(547,228)

	Level 3 Financial Liabilities at Fair Value
	For Year Ended December 31, 2011
	Derivative Liabilities		Contingent Liabilities at Fair Value		Long-term Debt of Consolidated Variable Interest Entities		Total
	(In thousands)
Estimated fair value, beginning of period	$11,155		$—		$202,844		$213,999
Net transfers in (out) of Level 3	—		—		7,006,109	(3)	7,006,109
Transfer in due to consolidation or acquisition	—		—		265,032		265,032
Net realized/unrealized (gains) losses	(7,208)		7,469		144,385		144,646
Purchases	—		39,037	(4)	18,000		57,037
Sales	—		—		—		—
Issuances	—		—		—		—
Settlements	(3,947)	(5)	(7,227)		(76,802)		(87,976)
Estimated fair value, end of period	$—		$39,279		$7,559,568		$7,598,847

Explanatory Notes:
__________________________

(1)
The transfers into Level 3 represent the Company's sales of debt and subordinated notes of Consolidated CLOs during the period, which results in the debt and subordinated notes no longer being eliminated in consolidation.

(2)
The transfers out of Level 3 represent the Company's purchase of subordinated notes of the Consolidated CLOs during the periods presented, which results in the subordinated notes being eliminated in consolidation.

(3)
The transfers into Level 3 represent the change of valuation methodology of the debt of the Consolidated CLOs from an externally developed model to an internally developed model using significant unobservable inputs.

(4)
Represents the movement of the Company's Embedded Derivative to additional paid-in capital during the year upon the expiration of the anti-dilution provisions causing the conversion feature on the Convertible Notes to no longer be deemed an embedded derivative.

(5)	Represents the contingent deferred payments which were a component of the Merger consideration and contingent liabilities assumed in the Merger as described in further detail in Note 11.

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Quantitative Information about Level 3 Assets & Liabilities—ASC Topic 820, as amended by ASU 2011-04, requires disclosure of quantitative information about the significant unobservable inputs used in the valuation of assets and liabilities classified as Level 3 within the fair value hierarchy.  Disclosure of this information is not required in circumstances where a valuation (unadjusted) is obtained from a third-party pricing service and the information regarding the unobservable inputs is not reasonably available to the Company.  As such, the disclosure provided below provides quantitative information only about the significant unobservable inputs used in the valuation of the contingent liabilities and the long-term debt of the Consolidated CLOs as of December 31, 2012.

The valuation of both the contingent liabilities and the long-term debt of the Consolidated CLOs begins with a model of projected cash flows for the relevant CLO.  In addition to the structure of each of the CLOs (as provided in the indenture for each CLO), the following table provides quantitative information about the significant unobservable inputs utilized in this projection as of December 31, 2012.  Significant increases in any of the significant unobservable inputs, in isolation, will generally have an increase or decrease correlation with the fair value measurement of contingent liabilities and the long-term debt of the Consolidated CLOs, as shown in the table.

Significant Unobservable Input	Range	Impact of Increase in Input on Fair Value Measurement (2)
Default rate (1)	1-2%	Decrease
Recovery rate (1)	70-75%	Increase
Pre-payment rate (1)	25-30%	Decrease
Reinvestment spread above LIBOR	3-4%	Increase
Reinvestment price	99.5-100	Increase

Explanatory Notes:
____________________________

(1)	Generally an increase in the default rate would be accompanied by a directionally opposite change in assumption for the recovery and pre-payment rates.

(2)	Conversely, the impact of a decrease in input would have the opposite impact to the fair value as that presented in the table.

The valuation of the contingent liabilities as of December 31, 2012 discounts the investment advisory fees subject to fee-sharing arrangements provided from the projected cash flow model (described above) at discount rates ranging from 6% to 15%.  The discount rate varies by type of investment advisory fee (senior management fee, subordinated management fee, or incentive fee), the priority of that investment advisory fee in the waterfall of the CLO and the relative risk associated with the respective investment advisory fee cash flow projections. Increases (decreases) in the discount rates in isolation would result in a lower (higher) fair value measurement.

The valuation of the long-term debt of the Consolidated CLOs as of December 31, 2012 discounts the cash flows to each tranche of debt and subordinated notes provided from the projected cash flow model (described above) at discount rates ranging from 1% to 9% above LIBOR for the debt tranches and a discount rates ranging from 12% to 15% for the subordinated notes tranches.  The discount rate varies by the original credit rating of each tranche of debt or year of issuance for the subordinated notes. Increases (decreases) in the discount rates in isolation would result in a lower (higher) fair value measurement.

Assets Measured at Fair Value on a Nonrecurring Basis—Certain assets are measured at fair value on a nonrecurring basis, meaning that the instruments are measured at fair value only in certain circumstances (for example, when held at the lower of cost or fair value). As of December 31, 2012, there were no assets or liabilities measured at fair value on a nonrecurring basis.  The following table presents the financial instruments measured at fair value on a nonrecurring basis, by caption in the Consolidated Balance Sheets and by level within the ASC Topic 820 valuation hierarchy as of December 31, 2011:

	Level 1	Level 2	Level 3		Estimated Fair Value
	(In thousands)
Loans held for sale	$—	$—	$99,595	(1)	$99,595

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Explanatory Note:
_________________________________

(1)
Represents the loans held within the DFR MM CLO. As of December 31, 2011, the carrying value of the loans held for sale within the DFR MM CLO was reduced to $12.0 million below its lower of cost or estimated fair value carrying amounts in order to reflect the Company's consolidated net equity position for DFR MM CLO at the net amount expected to be realized upon the sale of the Company's investments in and rights to manage the DFR MM CLO for $36.5 million.

Carrying Value and Estimated Fair Value of Financial Assets and Liabilities—The Company has not elected the fair value option for certain financial liabilities. A summary of the carrying value and estimated fair value of those liabilities is as follows:

	As of December 31, 2012		As of December 31, 2011
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(In thousands)
Financial liabilities:
Long-term debt:
Convertible Notes (1)	18,233	33,058	17,455	24,743
Junior Subordinated Notes (2)	120,000	47,752	120,000	40,302
Financial liabilities of Consolidated Variable Interest Entities:
Long-term debt:
DFR MM CLO (3)	—	—	93,269	86,955

Explanatory Notes:
________________________________

(1)
The estimated fair value of the Convertible Notes was determined using a third-party valuation firm that used a binomial tree model which utilizes significant unobservable inputs, including volatility and yield assumptions.  This methodology is classified as Level 3 within the fair value hierarchy.

(2)
Junior Subordinated Notes includes both the March and October Junior Subordinated Notes (defined in Note 12). The estimated fair values of the Junior Subordinated Notes were determined using a discounted cash flow model which utilizes significant unobservable inputs, including yield and forward LIBOR curve assumptions.  This methodology is classified as Level 3 within the fair value hierarchy.

(3)	The estimated fair value of the long-term debt of the DFR MM CLO was calculated using the same methodology as described below for the long-term debt of the Consolidated CLOs.

The carrying value of other financial instruments including cash and cash equivalents, restricted cash and cash equivalents, receivables, loans held for sale, deferred purchase payments and Consolidated VIE due from brokers, Consolidated VIE restricted cash and cash equivalents approximate fair values of the instruments and are all considered Level 1 on the fair value hierarchy. The fair value of other financial instruments including investments at fair value, contingent liabilities at fair value, derivative liabilities, Consolidated VIE investments and derivative assets at fair value and Consolidated VIE long-term debt are included in the previous fair value hierarchy tables above.

The loans and other investments classified as investments at fair value of the Consolidated CLOs are diversified over many industries, primarily as a result of industry concentration limits outlined in the indentures of each CLO, and as such management does not believe the Company has any significant concentration risk.

Fair Value Methodologies of Financial Instruments—The following is a description of the Company's valuation methodologies for financial instruments measured at fair value by class as required by ASC Topic 820, including the general classification of such instruments pursuant to the valuation hierarchy described in Note 3. Under certain market conditions, the Company may make adjustments to the valuation methodologies described below. The Company maintains a consistent policy for the process of identifying when and by how such adjustments should be made. To the extent that the Company makes a significant fair value adjustment, the valuation classification would generally be considered Level 3 within the fair value hierarchy.  The Company determined its classes of financial instruments based on an analysis of the nature, characteristics and risks of such financial instruments at fair value.

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Loans—Loans are generally valued via a third-party pricing service.  The value represents a composite of the mid-point in the bid-ask spread of broker quotes or is based on the composite price of a different tranche of the same or similar security if broker quotes are unavailable for the specific tranche the Company owns. The third-party pricing service provides the number of quotes used in determining the composite price, a factor that the Company uses in determining the observability level of the inputs to the composite price. The fair value of a majority of the loan investments is based on a composite price determined using 2 or more quotes. In these cases, the Company has determined that the composite price is based on significant observable inputs. Loans valued in this manner are classified as Level 2 within the fair value hierarchy. The fair value of certain loan investments are based on a composite price determined using less than two quotes. In these cases, the Company has determined that the composite price contains significant unobservable inputs. Effective December 31, 2012, the Company concluded that loans valued in this manner are classified as Level 3 within the fair value hierarchy. When a value from a third-party pricing service is unavailable, the value may be based on the Company's comparable companies pricing model (an internally developed model using composite or other observable comparable market inputs). Although this model uses standard mathematical formulas to determine an average mark and spread for each loan, the Company has determined that the model is a significant unobservable input to the mark. Effective December 31, 2012, the Company concluded that loans valued in this manner are classified as Level 3 within the fair value hierarchy.  When sufficient data points are not available to utilize the comparable companies pricing model, the value may be based on an internally developed model using data including unobservable market inputs.  Loans valued in this manner are classified as Level 3 within the fair value hierarchy.

Corporate Bonds—Corporate bonds are generally valued via a third-party pricing service.  The inputs to the valuation include trades, discount rates and forward yield curves. Although the inputs used in the third-party pricing services valuation model are generally obtained from active markets and are observable, the third-party pricing service does not provide sufficient visibility into their pricing model, and as such effective December 31, 2011, the Company concluded corporate bonds priced in this manner would be classified as Level 3 within the fair value hierarchy.  Prior to this change, corporate bonds priced in this manner were classified as Level 2. When a value from a third-party pricing service is unavailable, the value may be based on an internally developed discounted cash flow model which includes unobservable market inputs or by broker quote.  Corporate bonds valued in this manner are classified as Level 3 within the fair value hierarchy.

Other Assets—Other assets at fair value primarily represent investments in CLOs or CDOs which are generally valued via a third-party pricing service. The inputs to the valuation include trades, discount rates, forward yield curves, and loan level information (including loan loss, recovery and default rates, prepayment speeds and and other security specific information obtained from the trustee and other service providers related to the product being valued). Although the inputs used in the third-party pricing services valuation model are generally obtained from active markets and are observable, the third-party pricing service does not provide sufficient visibility into their pricing model, and as such effective December 31, 2011, the Company concluded other assets priced in this manner would be classified as Level 3 within the fair value hierarchy. Prior to this change, other assets priced in this manner were classified as Level 2. When a value from a third-party pricing service is unavailable, the value may be based on an internally developed discounted cash flow model which includes unobservable market inputs or by broker quote.  Inputs to the internally developed model include the structure of the product being valued, estimates related to loan default, recovery and discount rates. Other assets valued in this manner are classified as Level 3 within the fair value hierarchy.

Contingent Liabilities—The fair value of contingent liabilities is determined via a third-party valuation firm and is based on discounted cash flow model. The model is based on projections of the relevant future investment advisory fee cash flows and utilizes both observable and unobservable inputs in the determination of fair value. Significant inputs to the valuation model includes the structure of the underlying CLO and estimates related to loan default, recovery and discount rates.  Contingent liabilities are classified as Level 3 within the fair value hierarchy.

Long-Term Debt of the Consolidated CLOs—Long-term debt of the Consolidated CLOs consists of debt and subordinated notes of the Consolidated CLOs. Effective September 30, 2011, the fair value of the debt and subordinated notes of the Consolidated CLOs is based upon discounted cash flow models and utilizes both observable and unobservable inputs in the determination of fair value. Significant inputs to the valuation models include the structure of the Consolidated CLO and estimates related to loan default, recovery and discount rates. The debt and subordinated notes of the Consolidated CLOs are classified as Level 3 within the fair value hierarchy. The same methodology was utilized for the valuation of the long-term debt of CIFC 2012-III Warehouse outstanding as of December 31, 2012.

Prior to September 30, 2011, the fair value for the debt of the Consolidated CLOs was generally valued via a third-party pricing service.  The debt of the Company's Consolidated CLOs valued in this manner was classified as Level 2 within the fair value hierarchy. Prior to September 30, 2011, the subordinated notes of the Consolidated CLOs were valued by management by

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

considering, among other things, available broker quotes. If a broker quote was unavailable, the subordinated notes of Consolidated CLOs were valued using internally developed models consistent with the current methodology described above.  The subordinated notes of the Company's Consolidated CLOs valued in this manner were classified as Level 3 within the fair value hierarchy.

Note 7—Derivative Instruments and Hedging Activities

The following table is a summary of the Company's derivative instruments:

	Number of Contracts	Notional Amount	Assets	Liabilities	Net Fair Value
		(In thousands)
December 31, 2012:
Warrants	2	n/m	$—	$—	$—
Total derivatives	2	$—	—	—	—
Derivatives of Consolidated VIEs:
Warrants	10	n/m	$48	$—	$48
Total derivatives of Consolidated VIEs	10	$—	$48	$—	48
December 31, 2011:
Warrants	2	n/m	$—	$—	—
Total derivatives	2	$—	$—	$—	$—
Derivatives of Consolidated VIEs
Total return swap	1	$218,925	$—	$(650)	$(650)
Warrants	11	n/m	67	—	67
Unfunded debt and loan commitments	22	183,248	5,214	(5,602)	(388)
Total derivatives of Consolidated VIEs	34	$402,173	$5,281	$(6,252)	$(971)

Explanatory Note:
_________________________________
n/m—not meaningful

The following table is a summary of the net gain (loss) on derivatives included in "Net gain (loss) on investments, loans, derivatives and liabilities" in the Consolidated Statements of Operations:

	For the Year Ended December 31,
	2012	2011
	(In thousands)
Embedded Derivative	$—	$7,208
Net gain (loss) on derivatives	$—	$7,208

Embedded Derivative—The Company's Convertible Notes contained a conversion feature with certain antidilution provisions that caused the conversion feature to be deemed an embedded derivative instrument (the "Embedded Derivative"). Such antidilution provisions expired in December 2011 and, as a result of their expiration, the fair value of the Embedded Derivative was reclassified to additional paid-in capital and is no longer remeasured at fair value.

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table is a summary of the net gain (loss) on derivatives included in "Net gain (loss) from activities of Consolidated Variable Interest Entities" in the Consolidated Statements of Operations:

	For the Year Ended December 31,
	2012	2011
	(In thousands)
Total return swap	$1,414	$832
Warrants	(13)	(375)
Interest rate swaps	—	(15)
Unfunded debt and loan commitments	186	(1,433)
Consolidated VIE Net Gain (Loss) on Derivatives	$1,587	$(991)

Total Return Swap—During the second quarter of 2011, the Company entered into a total return swap agreement through the Warehouse SPV. In January 2012, the Warehouse SPV settled its obligations under the Warehouse TRS in connection with closing CIFC CLO 2011-I. The Company received proceeds of $47.4 million upon the settlement of the Warehouse TRS, of which it invested $17.4 million in the subordinated notes of CIFC CLO 2011-I.

Under the Warehouse TRS, the Company received the income on the reference obligations (including gains on terminated reference obligations) and paid the counterparty an amount equal to LIBOR plus an agreed upon margin on the outstanding notional amount of the reference obligations and losses on terminated reference obligations. As of December 31, 2011 the notional amount of SSCLs included as reference obligations of the Warehouse TRS was $218.9 million and the Company had $46.5 million of cash posted as collateral under the Warehouse TRS, which is included within "Restricted cash and cash equivalents" of Consolidated VIEs on the Consolidated Balance Sheets at that date.

Warrants—The Company and the Consolidated CLOs hold warrants to purchase equity interests in companies which they are/were, also a debt holder. These warrants were typically issued in connection with renegotiations and amendments of the loan agreements.

Interest Rate Swaps—With respect to Consolidated CLOs, interest rate swaps may be entered into by a CLO to protect it from a mismatch between any fixed interest rates on its assets and the floating interest rates on its debt. The interest rate swap held in the Consolidated CLOs matured during the year ended December 31, 2011.

Unfunded Debt and Loan Commitments—Certain of the Consolidated CLOs have debt structures which include unfunded revolvers. Unfunded debt commitments represent the estimated fair value of those unfunded revolving debt facilities. The Consolidated CLOs also include holdings of unfunded revolvers of loan facilities. Unfunded loan commitments represent the estimated fair value of those unfunded revolvers of loan facilities. See Note 18 for more information on unfunded loan commitments.

Note 8—Net Gain (Loss) on Investments, Loans, Derivatives and Liabilities and Net Results of Consolidated VIEs

The following table is a summary of the components of "Net gain (loss) on investments, loans, derivatives and liabilities":

	For the Year Ended December 31,
	2012	2011
	(In thousands)
Net gain (loss) on investments at fair value	$2,308	$2,209
Net gain (loss) on liabilities at fair value (Note 11)	(11,452)	(7,469)
Net gain (loss) on loans	—	(38)
Net gain (loss) on derivatives (Note 7)	—	7,208
Other, net	(421)	5
Net gain (loss) on investments, loans, derivatives and liabilities	$(9,565)	$1,915

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table is a summary of the components of "Net results of Consolidated Variable Interest Entities":

	For the Year Ended December 31,
	2012	2011
	(In thousands)
Investment and interest income	$402,168	$310,708
Interest expense	96,675	61,123
Net investment and interest income	305,493	249,585
Provision for loan losses	—	15,413
Net investment and interest income after provision for loan losses	305,493	234,172
Net gain (loss) on investments at fair value	321,321	(156,749)
Net gain (loss) on liabilities at fair value	(772,147)	(347,771)
Net gain (loss) on loans	(726)	(10,119)
Net gain (loss) on derivatives (Note 7)	1,587	(991)
Dividend and other income gain (loss)	—	(1)
Net gain (loss) from activities of Consolidated VIEs	$(144,472)	$(281,459)
Expenses of Consolidated VIEs	(23,908)	$(6,712)
Net Results of Consolidated VIEs (1)	$(168,380)	$(288,171)

Explanatory Note:
________________________________

(1)	See Note 5 for a reconciliation of Net Results from Consolidated VIEs attributable to CIFC Corp. as amount does not impact the Company's operating results.

Note 9—Equipment and Improvements
Equipment and improvements consisted of the following:

		As of December 31,
	Estimated initial useful life	2012	2011
	(In years)	(In thousands)
Equipment and computer software	3 - 5	$1,465	$1,430
Leasehold improvements	11	2,461	1,393
Office furniture and fixtures	7	623	728
Construction-in-progress	n/a	—	57
Equipment and improvements, gross		4,549	3,608
Less: accumulated depreciation (1)		(570)	(1,911)
Equipment and improvements, net		$3,979	$1,697

Explanatory Note:
________________________________

(1)	Depreciation expense related to equipment and improvements totaled $0.5 million and $0.6 million for the years ended December 31, 2012 and 2011, respectively.
During the years ended December 31, 2012, additions to equipment and improvements totaled $4.2 million. During the year ended December 31, 2012, the Company relocated its headquarters and disposed equipment and improvements of $1.4 million related to the close of the Company's Rosemont, Illinois office (see Note 17).

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10—Intangible Assets and Goodwill

Intangible Assets

Intangible assets consisted of the following (1):

	Weighted-Average Remaining Estimated Useful Life	Gross Carrying Amount (2)	Accumulated Amortization (3)	Net Carrying Amount
	(In years)	(In thousands)
December 31, 2012:
Investment management contracts (1)	5.4	$76,047	$38,727	$37,320
Referral arrangement (1)	6.8	3,810	95	3,715
Non-compete agreements	4.8	1,535	465	1,070
Trade name	8.3	1,250	219	1,031
Total intangible assets		$82,642	$39,506	$43,136
December 31, 2011:
Investment management contracts	6.2	$76,748	$25,362	$51,386
Technology (4)	0.5	7,706	5,991	1,715
Non-compete agreements	6.0	2,065	748	1,317
Trade name	9.3	1,250	94	1,156
Total intangible assets		$87,769	$32,195	$55,574

Explanatory Notes:
_________________________________

(1)	See Note 4 for details of intangible asset additions for the years ended December 31, 2012 and 2011.

(2)	Gross carrying amounts exclude any amounts related to assets fully impaired as of the date presented.

(3)	During the years ended December 31, 2012 and 2011, the Company recorded amortization expense on its intangible assets of $17.4 million and $15.9 million, respectively.

(4)	Amounts have been fully amortized in 2012.

The following table presents expected amortization expense of the existing intangible assets:

(In thousands)
2013	15,129
2014	10,861
2015	7,096
2016	4,165
2017	2,286
Thereafter	3,599
$43,136

In January 2012, the Company completed the sale of its rights to manage Gillespie CLO PLC (“Gillespie”), a European CLO. The sale price was comprised of a $7.1 million payment on the closing date and contingent payments of up to approximately $1.1 million. The Company recorded a net gain on the sale of Gillespie of $5.8 million within "Net gain on the sale of management contract" in the Consolidated Statements of Operations for the year ended December 31, 2012.  This gain was net of $0.7 million impairment on the intangible asset associated with the Gillespie management contract and $0.6 million of outstanding receivables from Gillespie.

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the year ended December 31, 2012, the Company received notice that a holder of the majority of the subordinated notes of Primus CLO I, Ltd. (“Primus I”) exercised its rights to call the CLO for redemption. As a result, the Company recorded a $1.8 million expense to fully impair the intangible asset associated with the Primus I management contract. During the year ended December 31, 2011, the Company recorded impairment charges on intangible assets of $1.8 million, primarily related to the write-off of the "Deerfield Capital Management" trade name as the Company determined it would no longer utilize the trade name to launch new investment products.

Goodwill

The following table presents the changes in carrying amount of goodwill:

	As of December 31,
	2012	2011
	(In thousands)
Beginning balance:
Goodwill	$166,050	$109,449
Accumulated impairment losses (1)	(98,126)	(98,126)
Net beginning balance	67,924	11,323

Additions (2)	8,076	56,601

Ending balance:
Goodwill	174,126	166,050
Accumulated impairment losses (1)	(98,126)	(98,126)
Net ending balance	$76,000	$67,924

Explanatory Notes:
________________________________

(1)	Goodwill associated with the acquisition of Deerfield has been fully impaired.

(2)	During the years ended December 31, 2012 and 2011, goodwill additions were related to the GECC Transaction and the Merger, respectively. See Note 4.

        For purposes of reviewing impairment and recoverability of goodwill, management must make various assumptions regarding estimated future cash flows and other factors in determining the fair value of the Company's only reporting unit. In evaluating the recoverability of goodwill, the fair value of the reporting unit is derived utilizing both the income and market approaches. Under the income approach management makes various assumptions regarding estimated future cash flows and other factors in determining the fair value of the reporting unit. Under the market approach, management determined the fair value of the reporting unit based on multiples of EBITDA of comparable publicly-traded companies and guideline acquisitions. Based on the annual impairment review, management determined that goodwill was not impaired during the years ended December 31, 2012 or 2011.

Note 11—Contingent Liabilities at Fair Value

The Company's contingent liabilities are comprised of contingent deferred payments which were a component of the Merger consideration and contingent liabilities assumed in the Merger as described in Note 4. These contingent liabilities are remeasured at fair value at each reporting date and recorded within contingent liabilities at fair value on the Consolidated Balance Sheets. The estimated fair value of the contingent liabilities are as follows:

	As of December 31,
	2012	2011
	(In thousands)
Contingent liabilities assumed	$4,631	$16,418
Contingent deferred payments for the Merger (related party) - Note 16	29,152	22,861
Total contingent liabilities	$33,783	$39,279

During the years ended December 31, 2012 and 2011, the Company made payments of $10.8 million and $7.2 million, respectively, related to contingent liabilities assumed in the Merger. For the year ended December 31, 2012, these payments included $6.2 million of one-time earn out payments for three CypressTree management contracts which will reduce the required payments going forward.

During the years ended December 31, 2012 and 2011, the Company made payments of $6.1 million and $2.9 million related to the contingent deferred payments for the Merger.  As of December 31, 2012, the remaining payments under item (v) as described in Note 4 is $6.0 million.

The following table presents the changes in fair value of contingent liabilities recorded within "Net gain (loss) on investments, loans, derivatives and liabilities" on the Consolidated Statements of Operations:

	For the Year Ended December 31,
	2012		2011
	(In thousands)
Contingent liabilities assumed	$952	(1)	$(1,548)
Contingent deferred payments for the Merger	(12,404)		(5,921)
Total net gain (loss) on contingent liabilities (Note 8)	$(11,452)		$(7,469)

Explanatory Note:
_________________________________

(1)	Includes a $2.5 million gain to revalue the contingent liabilities associated with Primus I to zero as a result of the call of the CLO.

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12—Long-Term Debt

The following table summarizes the Company's long-term debt:

	As of December 31, 2012			As of December 31, 2011
	Carrying Value	Current Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Carrying Value	Current Weighted Average Borrowing Rate	Weighted Average Remaining Maturity
	(In thousands)		(In years)	(In thousands)		(In years)
Recourse debt:
March Junior Subordinated Notes (1)	$95,000	1.00%	22.8	$95,000	1.00%	23.9
October Junior Subordinated Notes (2)	25,000	3.81%	22.8	25,000	3.93%	23.9
Convertible Notes (3)	18,233	9.00%	4.9	17,455	8.00%	6.0
Total recourse debt	138,233	2.56%	20.4	137,455	2.42%	21.6
Non recourse Consolidated VIE debt:
CIFC 2012-III Warehouse (4)	270,452	2.12%	n/m	—	n/a	n/a
DFR MM CLO (5)	—	n/a	n/a	93,269	1.68%	7.6
Consolidated CLOs (6)	9,325,982	1.16%	8.1	7,559,568	1.01%	7.3
Total non recourse Consolidated VIE debt	9,596,434	1.19%	7.9	7,652,837	1.02%	7.3
Total long-term debt	$9,734,667	1.21%	8.1	$7,790,292	1.04%	7.6

Explanatory Notes:
________________________________
n/m - not meaningful

(1)	March Junior Subordinated Notes bear interest at an annual rate of 1% through April 30, 2015 and LIBOR plus 2.58% thereafter until maturity, October 30, 2035.

(2)	October Junior Subordinated Notes bear interest at an annual rate of LIBOR plus 3.50% and mature on October 30, 2035.

(3)
As of December 31, 2012 and 2011, Convertible Notes was net of discount of $6.8 million and $7.5 million, respectively. The Convertible Notes currently pay interest at the 9.00% stated rate; however, including the discount, the effective rate of interest is 18.14%. The Convertible Notes will mature on December 9, 2017.

(4)
Long-term debt of CIFC 2012-III Warehouse is recorded at fair value. This includes the fair value of the preferred shares issued by CIFC 2012-III Warehouse which are not held by the Company. These preferred shares which are not held by the Company have a par value of $25.6 million and do not have a stated interest rate and are therefore excluded from the calculation of the weighted average borrowing rate.

(5)
As of December 31, 2011, amount excludes $19.0 million of the DFR MM CLO Class D Notes and $50.0 million of subordinated notes that held by the Company and eliminated upon consolidation. The weighted-average borrowing rate including the Class D Notes was 2.14% as of December 31, 2011. The subordinated notes do not have a stated interest rate and are therefore excluded from the calculation of the weighted average borrowing rate.

(6)
Long-term debt of the Consolidated CLOs is recorded at fair value. This includes the fair value of the subordinated notes issued by the Consolidated CLOs. However, the subordinated notes do not have a stated interest rate and are therefore excluded from the calculation of the weighted average borrowing rate. The par value of the Consolidated CLOs long-term debt (including subordinated notes) was $9.8 billion and $8.9 billion as of December 31, 2012 and 2011, respectively.

Recourse Debt
Junior Subordinated Notes—The $95.0 million aggregate principal amount of junior subordinated notes (the "March Junior Subordinated Notes") are governed by a junior subordinated indenture (the "March Note Indenture"), dated March 4, 2010, between the Company and The Bank of New York Mellon Trust Company, National Association, as trustee. The $25.0 million aggregate principal amount of junior subordinated notes (the "October Junior Subordinated Notes") are governed by a junior subordinated indenture (the "October Note Indenture"), dated October 20, 2010, between the Company and The Bank of New York Mellon Trust Company, National Association, as trustee. The covenants contained in the March Note Indenture and October Note Indenture (together, the "Note Indentures") contain certain restrictive covenants including (i) a requirement that all asset management activities to be conducted by CIFC Corp. and its subsidiaries, and which permits the Company to sell equity and material assets of DCM only if all investment advisory fees and proceeds from equity and asset sales are subject to the limits on restricted payments set forth in the Note Indentures, (ii) a debt covenant that permits CIFC Corp. and DCM to incur indebtedness only if the proceeds of such indebtedness are subject to the limits on restricted payments set forth in the Note Indentures and (iii) a restricted payments covenant that restricts the Company's ability to pay dividends or make distributions in respect of the Company's equity securities, subject to a number of exceptions and conditions.

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Convertible Notes—The $25.0 million aggregate principal amount of Convertible Notes are held by a related party, DFR Holdings LLC, and are convertible into 4,132,231 shares of common stock (as such amount may be adjusted in certain events or increased in connection with the payment of interest-in-kind ("PIK Interest")) at an initial conversion price of $6.05 per share, subject to adjustment. The Convertible Notes will mature on December 9, 2017. Interest is paid in cash at a per annum rate, currently at 9% and will increase incrementally to 11% on June 9, 2014; provided, that the Company may, at its sole discretion and upon notice to the holders of the Convertible Notes, elect to pay up to 50% of the interest payment due to any holder of the Convertible Notes in PIK Interest, subject to certain conditions.
The Convertible Notes are redeemable at the Company's option at a price equal to 100% of their principal amount plus (i) if the redemption occurs prior to June 9, 2013, an amount equal to the then outstanding interest rate multiplied by the outstanding principal amount, (ii) if the redemption occurs after June 9, 2013 and prior to June 9, 2014, an amount equal to 50% of the then outstanding interest rate multiplied by the outstanding principal amount.  The Convertible Notes are redeemable at the Company's option on or after June 9, 2014 without prepayment penalty.
The Convertible Notes Agreement contains customary events of default and covenants including (i) that the Company will not, and will not permit any of the Company's subsidiaries to, incur any indebtedness that is contractually subordinated in right of payment to other indebtedness of the Company unless such indebtedness is also contractually subordinated in right of payment to the Convertible Notes on substantially similar terms; (ii) that the Company will not consolidate or merge with or into another person or sell, transfer or otherwise dispose of all or substantially all of the Company's assets to another person unless certain conditions are satisfied; (iii) that, upon a change of control, the Company will offer to repurchase all or any part of the Convertible Notes of each holder of Convertible Notes at a purchase price in cash equal to 100% of the aggregate principal amount of the Convertible Notes repurchased, plus accrued and unpaid interest; and (iv) that the Company will use commercially reasonable efforts to keep the Conversion Shares listed on the NASDAQ Stock Market or another securities exchange on which the Company's common stock is listed or quoted.
Non-Recourse Consolidated VIE Debt
Consolidated CLOs—During the year ended December 31, 2012, the Consolidated CLOs issued $1.6 billion of debt, made net borrowings under revolving credit facilities of $57.8 million, paid down $690.4 million of their outstanding debt and distributed $228.4 million to the holders of their subordinated notes.  Additionally, the consolidation of Navigator 2006 CLO contributed an increase in Consolidated CLO debt of $318.3 million during the year ended December 31, 2012.
During the year ended December 31, 2011, the Consolidated CLOs made net borrowings under revolving credit facilities of $123.7 million paid down $242.8 million of their outstanding debt and distributed $179.6 million to the holders of their subordinated notes. Additionally, as a result of the Merger, the Company consolidated ten additional Consolidated CLOs which contributed an increase in Consolidated CLO debt of $4.1 billion during the year ended December 31, 2011. The carrying value of the assets of the Consolidated CLOs, which are the only assets to which the Consolidated CLO debt holders have recourse for repayment was $9.9 billion and $8.0 billion as of December 31, 2012 and 2011, respectively.
 Other Consolidated Entities—During the year the Company began consolidating the CIFC 2012- III Warehouse and the debt outstanding was carried at fair value. In addition, the Company also consolidated the debt of the DFR MM CLO which was carried at its outstanding principal amount. The Company deconsolidated the DFR MM CLO upon the sale of its investments in February 2012 (see Note 2). Debt and equity holders have recourse to the total assets of the respective Consolidated VIE's assets. See Note 5 for further details of the Company's exposure to loss on Consolidated VIEs.

Note 13—Equity

Common Stock—The following table summarizes the Company's common stock activity:

	As of December 31,
	2012	2011
Issuances for strategic transactions (1)	1,000,000	9,090,909
Share retirements	(565,627)	—
Other issuances (2)	88,250	163,709
Total Activity	522,623	9,254,618

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Explanatory Notes:
________________________________

(1)	Represents the shares issued for the GECC Transaction and the Merger during the years ended December 31, 2012 and 2011, respectively.

(2)
During the year ended December 31, 2012, the Company granted and issued 20,922 shares of common stock comprised of 6,974 shares of common stock to each of the three independent directors of the Board as a component of their compensation. These grants were fully vested and were expensed based on the $7.17 price of the Company's common stock on the grant date.  The Company recorded $0.2 million in expense within "General and administrative expenses" on the Consolidated Statements of Operations during the year ended December 31, 2012 related to these grants. During the years ended December 31, 2012 and 2011, the Company issued shares of common stock to settle restricted stock unit grants of 67,328 and 163,709 respectively. See Restricted Stock Units discussion below for further information.

In addition, the Company has outstanding Convertible Notes that are convertible into 4,132,231 shares (the “Conversion Shares”) of common stock (such amount may be adjusted in certain events or increased in connection with the payment of in-kind interest at an initial conversion price of $6.05 per share, subject to adjustment). The Company did not declare dividends during the years ended December 31, 2012 and 2011.

Treasury Stock/Stock Repurchases—On March 29, 2012, the Company announced that the Board approved a $10.0 million share repurchase program. Shares may be repurchased from time to time and in such amounts as market conditions warrant, subject to price ranges set by management and regulatory considerations. The share repurchase program does not have an expiration date. During the year ended December 31, 2012, the Company repurchased 661,076 shares in open-market transactions for an aggregate cost (including transaction costs) of $4.4 million with an average price per share of $6.60.  As of December 31, 2012 the Company was authorized to repurchase up to $5.6 million of its common stock. The following table summarizes the Company's treasury stock activity:

As of December 31, 2012
Share repurchases (1)	661,076
Share retirements (2)	(565,627)
Total Activity	95,449

Explanatory Notes:
________________________________

(1)	Repurchases were made in open-market transactions for an aggregate cost (including transaction costs) of $4.4 million.

(2)
During the year ended December 31, 2012, the Board authorized the constructive retirement of treasury shares with an aggregate cost of $3.7 million. As a result, the cost of the shares constructively retired was reclassified from "Treasury stock" to "Additional paid-in capital" on the Consolidated Balance Sheet.

Stock Options—The Company issues stock-based awards to certain of its employees and recognizes related stock-based compensation for these equity awards in the consolidated financial statements. These awards are issued pursuant to the CIFC Corp. 2011 Stock Option and Incentive Plan (the “2011 Stock Plan”). As of December 31, 2012, the aggregate number of shares authorized for issuance under the 2011 Stock Plan was 4,181,929 and 587,116 shares remained reserved for issuance under the 2011 Stock Plan.

Stock-based compensation for equity-classified awards is measured at the date of grant, based on an estimate of the fair value of the award and is generally expensed over the vesting period of the grant. During the years ended December 31, 2012 and 2011, the Company recorded total stock-based compensation expense of $2.1 million and $0.7 million respectively, on the Consolidated Statements of Operations within "Compensation and benefits." As of December 31, 2012, there was $6.7 million of estimated unrecognized compensation expense related to unvested awards, net of estimated forfeitures. This cost is expected to be recognized over a weighted average vesting period of 3.0 years.

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Management estimates the fair value of stock-based awards using the Black-Scholes option pricing model. The Black-Scholes option pricing model includes assumptions regarding dividend yield, expected volatility, expected option term and risk-free interest rates. The assumptions used in computing the fair value of stock-based awards reflect management's best estimates, but involve uncertainties relating to market and other conditions, many of which are outside of the Company's control. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by the employees who receive stock-based awards. In addition to the exercise and grant date prices of these awards, management utilized certain weighted average assumptions to estimate the initial fair value of stock-based awards. Weighted average assumptions related to stock-based awards (by period issued) are listed in the table below:

	For the Year Ended December 31,
	2012	2011
Expected dividend yield	—	—
Expected volatility	50.15%	47.89%
Risk-free interest rate	1.20%	1.99%
Expected life (years)	6.10	6.11

The stock-based awards granted have exercise prices equal to the fair market value of the stock on the date of grant, a contractual term of 10 years and a vesting period of approximately 4 years. In addition to awards with service conditions, certain of the awards also contain performance conditions. The expected dividend yield is the expected annual dividend as a percentage of the fair market value of the stock on the date of grant. The Company does not expect to make dividend distributions in the foreseeable future. The expected volatility is estimated by considering the historical volatility of the Company's stock, the historical and implied volatility of peer companies and the Company's expectations of volatility for the expected life of the stock-based awards. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for an instrument which closely approximates the expected option term. The expected option term is the number of years management estimates that the stock-based award will be outstanding prior to exercise. The expected life of the stock-based awards issued is determined using the simplified method.

The following table summarizes certain Stock Plan activity:

	Number of Shares Underlying Stock-Based Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding as of January 1, 2011	—	$—
Granted	1,550,000	7.20
Outstanding at December 31, 2011	1,550,000	$7.20
Granted	2,779,501	5.48
Expired/canceled (1)	(734,688)	6.34
Outstanding at December 31, 2012	3,594,813	$6.05	9.07	$7,007
Exercisable at December 31, 2012	582,000	$6.73	6.34	$739
Vested and Expected to vest at December 31, 2012	3,235,332	$6.05	8.70	$6,306

Explanatory Note:
_______________________________

(1)	Forfeited stock-based awards are returned to the grant pool for possible reissuance under the 2011 Stock Plan.

Restricted Stock Units—Each of the restricted stock units outstanding represents the right to receive one share of the Company's common stock, subject to acceleration upon the occurrence of certain specified events. The number of restricted stock units may be adjusted, as determined by the Board, in connection with any stock dividends, stock splits, subdivisions or consolidations of shares (including reverse stock splits) or similar changes in the Company's capitalization.

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes restricted stock units activity:

	As of December 31,
	2012	2011
Restricted stock units outstanding, beginning of period	170,688	397,052
Granted (1)	—	21,705
Settled (2)	(67,328)	(248,069)
Restricted stock units outstanding, end of period	103,360	170,688

Explanatory Notes:
_________________________________

(1)
During the year ended December 31, 2011, the Company granted 7,235 restricted stock units to each of the three independent directors of the Board as a component of their compensation. These grants are fully vested, settle 1/3 annually over three years on the anniversary of the grant date and were fully expensed upon grant based on the $6.22 price of the Company's common stock on the grant date.  The Company recorded of $0.1 million of expense within "General and administrative expenses" on the Consolidated Statements of Operations during the year ended December 31, 2011 related to these grants.

(2)
Settled represents the gross number of restricted stock units settled during the period.  Restricted stock units are settled with the issuance of common stock to the restricted stock unit holder.  During the year ended December 31, 2012, the Company issued 60,095 shares of common stock to settle restricted stock grants from 2009 and 7,233 shares of common stock to settle the first 1/3 annual installment of the restricted stock units granted in 2011.  During the year ended December 31, 2011, the Company issued 163,709 shares of common stock to settle the restricted stock unit grants from 2008, which were net of 84,360 shares of common stock withheld to satisfy income tax withholding obligations of certain of the recipients.

 The restricted stock units outstanding as of December 31, 2012 are all fully vested and are comprised of the 14,472 remaining 2011 grants and the 88,888 remaining grants to certain members of the Board issued during 2010.

Profits Interest Awards—During June 2011, CIFC Parent (a related party, see Note 16) granted certain employees of the Company profits interests in CIFC Parent that vests in thirds on the first, second and third anniversary of the grant date. The profits interests share in approximately 5% of the residual value of CIFC Parent above a specified value. These liability-based awards were measured at fair value on the grant date and are remeasured at each reporting date, with changes in fair value recorded as compensation expense, until the award is paid (or settled) by CIFC Parent. Compensation expense is recognized over the vesting period of the award on a straight line basis. In addition, a corresponding adjustment will be made to "Additional paid in capital" on the Consolidated Balance Sheets to reflect CIFC Parent's contribution to the Company's net book value. Management's estimate of the fair value of these awards was based on a discounted cash flow model that includes estimates related to the performance of CIFC Parent.

During the year of grant, there was a de minimis value attributable to these awards, therefore no expense was recorded. During the year ended December 31, 2012, upon the re-measurement, the Company recorded a non-cash compensation expense of $2.1 million in "Compensation and benefits" on the Consolidated Statements of Operations. As of December 31, 2012, there was $2.1 million of estimated unrecognized compensation expense related to these awards.

 Warrants—On the Closing Date of the GECC transaction, the Company issued the GECEII Warrant which gives the holder the right to purchase 2.0 million shares of a newly created class of non-voting stock. The GECEII Warrant has an exercise price of $6.375 per share, is immediately exercisable and expires September 24, 2014. The GECEII Warrant will be automatically exercised on a net share issuance basis upon the consummation of a change of control transaction or a liquidation event involving the Company. During the year ended December 31, 2012, the Company recorded a $3.7 million increase to "Additional paid-in capital" on the Consolidated Balance Sheet for the Closing Date fair value of the warrants. See Note 4 for additional information.

 Other warrants outstanding totaled 225,000 and 250,000 as of December 31, 2012 and December 31, 2011, respectively.  These fully vested warrants were issued in connection with the restructuring of an investment product formerly managed by the Company. The warrants give the holders the right to purchase shares of the Company's common stock at an exercise price of $4.25 per share and expire on April 9, 2014.  During the year ended December 31, 2012, the Company settled 25,000 of the then outstanding warrants for cash payment.  The decision to settle the warrants in cash, rather than shares was at the Company's discretion.

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Appropriated Retained Earnings (Deficit) of Consolidated VIEs—Appropriated retained earnings (deficit) of Consolidated VIEs represents the excess fair value of the Consolidated CLOs’ assets over the Consolidated CLOs’ liabilities upon initial consolidation and is subsequently adjusted each period for the net income (loss) attributable to Consolidated CLOs.

During the year ended December 31, 2012, "Appropriated retained earnings (deficit) of Consolidated Variable Interest Entities" increased by $5.1 million due to the excess fair value of Navigator 2006 CLO's assets over Navigator 2006 CLO's liabilities on the Closing Date. During the year ended December 31, 2011, "Appropriated retained earnings (deficit) of Consolidated Variable Interest Entities" increased by $285.0 million due to the excess fair value of the CIFC CLOs' assets over the CIFC CLOs’ liabilities at the Merger Closing Date.

Note 14 —Earnings (Loss) Per Share

The following table presents the calculation of basic and diluted earnings (loss) per share:

	For the Year Ended December 31,
	2012	2011
	(In thousands, except per share data)
Net income (loss) attributable to CIFC Corp.	$(9,616)	$(32,592)

Weighted-average shares - basic and diluted	20,356	17,892
Earnings (loss) per share
Basic & diluted	$(0.47)	$(1.82)

For the years ended December 31, 2012 and 2011, the Conversion Shares related to the Convertible Notes and the stock options and warrants outstanding during the respective periods were excluded from the calculation of diluted earnings (loss) per share as their effect was anti-dilutive under the if-converted method for the Conversion Shares and the treasury stock method for the stock options and warrants.  The weighted-average shares outstanding utilized in the calculation of basic and diluted earnings per share for the year ended December 31, 2012 takes into account the Company's repurchases of its common stock on the repurchase date. See the Note 13 for more information on the share repurchase program.

Note 15—Income Taxes

The Company files a consolidated U.S. federal and several state income tax returns with all of its domestic corporate subsidiaries. The entities that comprise the Company's Consolidated CLOs are foreign entities that are generally exempt from U.S. federal and state income taxes. Income taxes, if any, are the responsibility of the entity’s subordinated notes owners. Consequently, the Consolidated Statements of Operations do not include a provision for income tax expense (benefit) related to the pre-tax income (loss) of the Company's Consolidated CLOs. However, to the extent that the Company holds a subordinated note interest in these entities, the Company is required to include its proportionate share of CLO income in the calculation of the Company's taxable income.

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of income tax expense (benefit) are as follows:

	For the Year Ended December 31,
	2012	2011
	(In thousands)
Current:
Federal	$2,820	$1,482
State and local	1,636	2,120
Total current expense	4,456	3,602
Deferred:
Federal	5,270	2,896
State and local	1,941	482
Total deferred expense (benefit)	7,211	3,378
Total income tax expense (benefit)	$11,667	$6,980
The following table summarizes the Company's tax position:

	For the Year Ended December 31,
	2012	2011
	(In thousands)
Income (loss) before income tax expense (benefit)	$(228,661)	$(336,774)
Income tax expense (benefit)	$11,667	$6,980
Effective income tax rate	5.10%	2.07%
The following table reconciles the Company's effective tax rate to the U.S. federal statutory tax rate:

	For the Year Ended December 31,
	2012	2011
Statutory U.S. federal income tax rate	(35.00)%	(35.00)%
Tax attributable to noncontrolling interest loss (1)	35.31%	32.34%
State income taxes, net of federal effect	1.21%	(3.43)%
Permanent items	2.26%	—%
Establish investments in DFR MM CLO valuation allowance	—%	4.90%
Establish other valuation allowance	0.63%	3.39%
Other	0.69%	(0.13)%
Effective income tax rate (2)	5.10%	2.07%
Explanatory Notes:
________________________________

(1)	Includes income that is not taxable to the Company as such income is directly taxable to the noncontrolling interest holders in the Consolidated CLOs.

(2)	The effective tax rate is calculated on "Income (loss) before income tax (expense) benefit."
The difference between the Company's statutory rate and its effective tax rate for the years ended December 31, 2012 and 2011 is primarily attributable to the impact of the Consolidated CLOs noncontrolling interest loss, which is included in pre-tax income (loss) but is not taxable to the Company. Additionally, during the year ended December 31, 2012, state income taxes and certain discrete and permanent items during the year, including fair value changes of certain contingent liabilities related to the Merger, significantly contributed to the difference between the statutory rate and the effective tax rate. During the year ended December 31, 2011, the difference between the statutory rate and the effective tax rate was impacted by the Company's establishment of an $11.4 million valuation allowance for Illinois loss carryforwards and the establishment of a $16.5 million net valuation allowance on deferred tax assets associated with the Company's investments in DFR MM CLO. Additionally, deferred income tax

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

expense (benefit) also included the net benefit from the remeasurement of the Company's net deferred tax assets due to the 2011 increase in the Illinois statutory tax rate, and the higher statutory income tax rates as the Company moved its operations to New York City.
Deferred income taxes are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the Company’s consolidated financial statements. These temporary differences result in taxable or deductible amounts in future years.
The components of deferred income tax assets and liabilities are shown below:

	As of December 31,
	2012	2011
	(In thousands)
Deferred tax assets:
Intangible assets and goodwill	$48,048	$45,213
State net operating loss carryforwards	14,335	15,230
Federal net operating loss carryforwards	8,607	11,948
Contingent liabilities	1,850	6,286
Accrued and deferred subordinated management fees	1,573	4,197
Investments in DFR MM CLO	—	16,499
Other	10,571	9,901
Gross deferred tax asset	84,984	109,274
Less: Valuation allowance	(13,246)	(27,922)
Deferred tax asset	71,738	81,352
Deferred tax liabilities:
Purchased intangibles	10,432	16,073
Long-term debt	4,325	4,218
Other	6,436	3,305
Deferred tax liability	21,193	23,596
Net deferred tax asset	$50,545	$57,756

The Company has recorded deferred income taxes as of December 31, 2012 and 2011 in accordance with ASC Topic 740. The Company records deferred tax assets and liabilities for the future tax consequences attributable to differences between the carrying amounts of assets and liabilities and their respective income tax bases. As required by ASC Topic 740, the Company evaluates the likelihood of realizing tax benefits in future periods, which requires the recognition of a valuation allowance to reduce any deferred tax assets to an amount that is more likely than not to be realized. Under ASC Topic 740, the Company is required to identify and consider all available evidence, both positive and negative, in determining whether it is more likely than not that all or some portion of the deferred tax assets will not be realized. As of December 31, 2012, the evaluation also concluded that there was a need for a valuation allowance associated with unrealized losses on certain investments which future deductibility would be limited as a result of the Company's June 2010 Section 382 Limitation (described below). As of December 31, 2011, the evaluation concluded that there was a need for a valuation allowance related to the Company's ability to utilize net operating losses (“NOLs”) and net capital losses (“NCLs”) against income taxable in Illinois. Legislation enacted in 2011 suspends the utilization of NOLs in Illinois until 2014 and, coupled with the expected apportionment of future taxable income, it is more likely than not that the state tax benefit of the loss carryforwards will not be realized in Illinois. Additionally, as a result of the sale of the Company's investments in DFR MM CLO, as of December 31, 2011, an additional allowance was recorded related to the NCL’s derived from the pending sale.  Upon the closing of the sale, the deferred tax assets and associated valuation allowance were removed as they were deemed permanently impaired.

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Prior to the acquisition of CNCIM, the Company had substantial federal NOLs and NCLs which were available to offset future taxable income or capital gains. The June 2010 issuance of the shares associated with the acquisition of CNCIM resulted in an ownership change as defined in Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Ownership Change”). As a result of the Ownership Change, the Company's ability to use its NOLs, NCLs and certain recognized built-in losses to reduce its taxable income in future years is generally limited to an annual amount (the “Section 382 Limitation”) based primarily on a percentage of the fair market value of the Company's common stock immediately prior to the Ownership Change, subject to certain adjustments. This annual amount is approximately $1.3 million. NOLs and NCLs that exceed the Section 382 Limitation in any year will continue to be allowed as carryforwards for the remainder of the carryforward period; however, if the carryforward period for any NOLs or NCLs expires before that loss is fully utilized, the unused portion will provide no future benefit. As of December 31, 2012, the combined loss carryforwards without regard to the Merger were approximately $28.5 million and will begin to expire in 2028.

The Merger resulted in an Ownership Change of Legacy CIFC thereby resulting in a Section 382 Limitation of approximately $9.5 million annually on the Company's ability to utilize the Legacy CIFC NOLs to reduce taxable income. As of December 31, 2012, the combined federal NOL, NCL and built-in loss carryforwards related to Legacy CIFC were fully utilized.

For periods prior to the Company's Ownership Change, the utilization of NOLs and NCLs resulted in no provision for federal or state income taxes. As a result of the Company's Ownership Change and Section 382 Limitation, the Company will no longer be able to offset all of its taxable income with its NOLs and NCLs; therefore, the Company will be required to pay current federal and state taxes on its current year net taxable income.

In the normal course of business, the Company is subject to examination by federal and certain state and local and tax regulators. As of December 31, 2012, the Company's U.S. federal income tax returns for the years 2009 through 2011 are open under the normal three-year statute of limitations and therefore subject to examination. State and local tax returns are generally subject to examination from 2008 to 2011. Currently the State of New York is examining the tax returns of a subsidiary for the tax years 2009 to 2010. The Company does not believe that the outcome of this audit will require the Company to record reserves for uncertain tax positions or that the outcome will have a material impact on the Consolidated Financial Statements for the years ended December 31, 2012 or 2011.

Note 16—Related Party Transactions

DFR Holdings—DFR Holdings is considered a related party as a result of its ownership of 4.5 million shares of the Company's common stock, issued as part of the consideration for the acquisition of CNCIM. In addition, DFR Holdings owns $25.0 million aggregate principal amount of the Company's Convertible Notes which is convertible into 4,132,231 shares of the Company's common stock (see Note 12). As such, related party transactions include (i) the accrual and payment of interest on the Convertible Notes, (ii) the deferred purchase payments, (iii) DFR Holdings investments in two CLOs managed by CNCIM as of December 31, 2011, (iv) the management agreement to provide certain administrative and support services to DFR Holdings, and (v) fees paid to members of the Board prior to the Merger who were representatives of DFR Holdings of $46,000 for the year ended December 31, 2011.

CIFC Parent—CIFC Parent is considered a related party as a result its ownership of 9.1 million shares of the Company's common stock, issued as part of the consideration for the Merger. As such, related party transactions include (i) the deferred purchase payments (including those classified as contingent liabilities), (ii) CIFC Parent investments in nine CLOs of which seven are Consolidated CLOs as of December 31, 2012 and 2011, and (iii) the management agreement to provide certain administrative and support services to CIFC Parent.

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Total related party receivables and investment advisory fee revneues related to management agreements noted above are as follows:

	Receivables		Investment Advisory Fees
	As of December 31,		For the Year Ended December 31,
	2012	2011	2012	2011
	(in thousands)
DFR Holdings	$17	$7	$68	$57
CIFC Parent	19	17	199	138
Total Related Party Investment Advisory Fees	$36	$24	$267	$195
Note 17—Restructuring Charges

The table below provides a rollforward of the accrued restructuring charges.

	For the Year Ended December 31,
	2012		2011
	(in thousands)
Accrued Restructuring Charges, beginning of period	$1,490		$—
Provision	5,877	(1)	3,686	(3)
Payments	(4,971)		(2,196)
Non-Cash Settlement	(986)	(2)	—
Accrued Restructuring Charges, end of period	$1,410		$1,490

Explanatory Notes:
_________________________________

(1)
During the year ended December 31, 2012, the Company recorded lease termination fees of $3.1 million, a loss on disposal of associated equipment and improvements of $1.4 million, severance and termination benefits of $2.0 million, partially offset by a $0.6 million reversal in deferred rent in conjunction with the closure of the Company's Rosemont, Illinois office. Additionally, the Company recorded severance and associated termination benefits of $2.0 million, the cash portion of which is expected to be paid during 2013.

(2)	Amount primarily represents the to loss on disposal of equipment and improvements partially offset by the reversal of deferred rent noted above.

(3)
During the year ended December 31, 2011, the provision for restructuring charges primarily included severance and termination benefits related to the consolidation of operations to the corporate headquarters in New York following the Merger.

Note 18—Commitments and Contingencies
Legal Proceedings
In the ordinary course of business, the Company may be subject to legal and regulatory proceedings and examinations that are generally incidental to the Company's ongoing operations. While there can be no assurance of the ultimate disposition of any such proceedings or examinations, the Company does not believe their disposition will have a material adverse effect on the Company's Consolidated Financial Statements.

In addition, in connection with activities of one of the Company's investment advisor subsidiaries that occurred prior to the Company's acquisition of such investment advisor, the Company made certain voluntary reimbursements and other payments to certain investors and CLOs currently or formerly managed by such investment advisor. As a result of a contractual arrangement the Company was fully indemnified for these payments by the seller of such investment advisor and do not believe they had a material adverse impact on the Company's Consolidated Financial Statements.

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Lease Commitments
The Company entered into a new lease agreement related to its corporate headquarters at 250 Park Avenue, New York (the “Lease”), which commenced on July 6, 2012 and has a term of 10.5 years. The Lease replaced the prior lease for the Company's corporate headquarters, which expired on July 20, 2012. Total occupancy expense for the years ended December 31, 2012 and 2011 was $1.4 million and $1.5 million, respectively. The future minimum commitments under the Lease are as follows:

(In thousands)
2013	$1,205
2014	1,607
2015	1,607
2016	1,607
2017	1,607
Thereafter	8,690
$16,323

Other Commitments and Contingencies

The Company has unfunded investment commitments on loans within the Consolidated VIEs of $55.3 million and $83.3 million as of December 31, 2012 and 2011, respectively. The timing and amount of additional funding on these loans are at the discretion of the borrower, to the extent the borrower satisfies certain requirements and provides certain documentation.

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
Management's Annual Report on Internal Control over Financial Reporting
We are responsible for establishing and maintaining adequate internal control over financial reporting for our company as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with participation of our Chief Executive Officer and our Chief Financial Officer we assessed the effectiveness of internal control over financial reporting as of December 31, 2012. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. The objective of our assessment was to determine whether our internal control over financial reporting was effective as of December 31, 2012.
Based on our assessment under the framework in Internal Control—Integrated Framework, we concluded that our internal control over financial reporting was effective as of December 31, 2012.
Attestation of Independent Public Accounting Firm
The effectiveness of internal control over financial reporting as of December 31, 2012 has been audited by our independent registered public accounting firm as stated in their report that appears on page

33
.
Change in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 9B.    Other Information
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance

The information required by Item 10 is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2012 pursuant to General Instruction G(3).
Item 11.    Executive Compensation
The information required by Item 11 is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2012 pursuant to General Instruction G(3).
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2012 pursuant to General Instruction G(3).
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2012 pursuant to General Instruction G(3).
Item 14.    Principal Accounting Fees and Services
The information required by Item 14 is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2012 pursuant to General Instruction G(3).

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

3.4	Bylaws of CIFC Corp. (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on July 20, 2011).
3.5	Certificate of Designation of Series A Convertible Non-Voting Preferred Stock (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on September 25, 2012).
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

4.4
Junior Subordinated Indenture, dated October 20, 2010 between Deerfield Capital Corp. and The Bank of New York Mellon Trust Company, National Association, as trustee (including Form of Junior Subordinated Note due 2035) (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on October 21, 2010).

Ex. No.	Description of Exhibit
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

10.3
Second Amended and Restated Stockholders Agreement, dated as of September 24, 2012, by and among CIFC Corp., CIFC Parent Holdings LLC and DFR Holdings, LLC (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on September 25, 2012).

10.4
Second Amended and Restated Registration Rights Agreement, dated as of September 24, 2012, by and among CIFC Corp., CIFC Parent Holdings LLC and DFR Holdings, LLC (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on September 25, 2012).

10.5
Put/Call Agreement, dated April 13, 2011, by and between Deerfield Capital Corp. and CIFC Parent Holdings LLC (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on April 14, 2011).

10.6
Lease, dated September 16, 2011, between 250 Park Avenue, LLC, as Landlord and CIFC Corp., as Tenant (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on September 16, 2011).

**10.7	First Amended and Restated Stock Incentive Plan (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on June 11, 2009).
**10.8	Form of Performance Share Award Agreement (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on June 11, 2009).
**10.9	Form of Indemnity Agreement (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on April 14, 2011).
**10.10	Form of Indemnity Agreement (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on April 14, 2011).
**10.11
Non-Disclosure, Non-Competition, Non-Hiring, Non-Solicitation and Severance Agreement, dated November 28, 2005, by and between Commercial Industrial Finance Corp. and Peter Gleysteen, as amended (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 filed with the SEC on May 16, 2011).

**10.12
Non-Disclosure, Non-Competition, Non-Hiring, Non-Solicitation and Severance Agreement, dated June 14, 2006, by and between Commercial Industrial Finance Corp. and Stephen Vaccaro, as amended (incorporated by reference to the Company's Annual Report on Form 10-K filed with the SEC on March 30, 2012).

**10.13
Letter Agreement, dated as of November 20, 2012, by and between CIFC Corp. and Rahul Agarwal, (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on November 27, 2012).

**10.14	CIFC Corp. 2011 Stock Option and Incentive Plan (incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A filed with the SEC on August 3, 2011).
**10.15	First Amendment to CIFC Corp. 2011 Stock Option and Incentive Plan (incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A filed with the SEC on April 19, 2012).
**10.16
Form of Stock Option Award Certificate under the CIFC Corp. 2011 Stock Option and Incentive Plan (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on September 19, 2011).

10.17
Master Purchase Agreement, dated as of February 7, 2012, by and among DWM Management LLC, DFR Middle Market Holdings Ltd. and Deerfield Capital Management LLC (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on February 8, 2012).

10.18
Asset Purchase Agreement, dated July 30, 2012, by and among GE Capital Debt Advisors LLC, General Electric Capital Corporation, CIFC Asset Management LLC and CIFC Corp. (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on August 1, 2012).

10.19
Investment Agreement, dated as of September 24, 2012, by and between CIFC Corp. and GE Capital Equity Investments, Inc. (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on September 25, 2012).

10.20	Form of Warrant (incorporated by reference to the Company's Current Report on 8-K filed with the SEC on September 25, 2012)

Ex. No.	Description of Exhibit
21.1	Subsidiaries of the Registrant.*
23.1	Consent of Independent Registered Public Accounting Firm.*
24.1	Power of Attorney (included on signature page).*
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

***101.0
Financial statements from the annual report on Form 10-K of the Company for the year ended December 31, 2011, formatted in XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Equity, (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements furnished herewith.

Explanatory Notes:
_________________________________________________________________________

*	Filed herewith.

**	Compensatory plan or arrangement

*** In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934 and otherwise is not subject to liability under these sections.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CIFC CORP.
By:	/s/ PETER GLEYSTEEN	Date:	April 1, 2013
Name: Peter Gleysteen
Title: Chief Executive Officer

By:	/s/ RAHUL AGARWAL	Date:	April 1, 2013
Name: Rahul Agarwal
Title: Chief Financial Officer
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

By:	/s/ MICHAEL EISENSON	By:	/s/ FREDERICK ARNOLD
	Michael Eisenson,		Frederick Arnold
	Chairman and Director		Director
Date:	April 1, 2013	Date:	April 1, 2013

By:	/s/ SAMUEL P. BARTLETT	By:	/s/ JASON EPSTEIN
	Samuel P. Bartlett		Jason Epstein
	Director		Director
Date:	April 1, 2013	Date:	April 1, 2013

By:	/s/ ANDREW INTRATER	By:	/s/ PAUL, F. LIPARI
	Andrew Intrater		Paul F. Lipari
	Director		Director
Date:	April 1, 2013	Date:	April 1, 2013

By:	/s/ ROBERT B. MACHINIST	By:	/s/ TIM R. PALMER
	Robert B. Machinist		Tim R. Palmer
	Director		Director
Date:	April 1, 2013	Date:	April 1, 2013

By:	/s/ FRANK C. PULEO
Frank C. Puleo
Director
Date:	April 1, 2013

By:	/s/ RAHUL AGARWAL	By:	/s/ PETER GLEYSTEEN
	Rahul Agarwal, Chief Financial Officer (Principal Financial and Accounting Officer)		Peter Gleysteen, Chief Executive Officer and Director (Principal Executive Officer)
Date:	April 1, 2013	Date:	April 1, 2013