Form 10-Q
period 2013-03-31
CIFC Corp.
filed 2013-05-15
CIK 1313918

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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

There were 20,705,634 shares of the registrant’s common stock outstanding as of May 3, 2013.

CIFC CORP.

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
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements in this quarterly report on Form 10-Q (the "Quarterly Report"), and the information incorporated by reference into this Quarterly Report are forward-looking statements, as permitted by the Private Securities Litigation Reform Act of 1995. These include, but are not limited to, statements regarding future results or expectations. Forward-looking statements can be identified by forward-looking language, including words such as "believes," "anticipates," "expects," "estimates," "intends," "may," "plans," "projects," "will" and similar expressions, or the negative of these words. Such forward-looking statements are based on facts and conditions as they exist at the time such statements are made, various operating assumptions and predictions as to future facts and conditions, which may be difficult to accurately make and involve the assessment of events beyond our control. Caution must be exercised in relying on forward-looking statements. Our actual results may differ materially from the forward-looking statements contained in this Quarterly Report. We believe these factors include, but are not limited to, those described under the section entitled Item 1A—"Risk Factors" in our 2012 Annual Report on Form 10-K (the "Annual Report"), as such factors may be updated from time to time in our periodic filings with the United States Securities and Exchange Commission (“SEC”), which are accessible on the SEC’s website at www.sec.gov.

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

Part I. Financial Information

Item 1.    Condensed Consolidated Financial Statements and Notes (unaudited)
CIFC CORP. AND ITS SUBSIDIARIES
Condensed Consolidated Balance Sheets
(unaudited)

	March 31, 2013	December 31, 2012
	(In thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$39,130	$47,692
Due from brokers	5,876	1,150
Restricted cash and cash equivalents	1,613	1,612
Investments at fair value	5,261	5,058
Receivables	12,756	2,432
Prepaid and other assets	5,057	5,392
Deferred tax asset, net	53,381	50,545
Equipment and improvements, net	3,975	3,979
Intangible assets, net	39,087	43,136
Goodwill	76,000	76,000
Subtotal	242,136	236,996
Assets of Consolidated Variable Interest Entities:
Due from brokers	262,896	103,008
Restricted cash and cash equivalents	1,308,974	1,059,283
Investments at fair value	9,734,093	9,066,779
Receivables	49,495	38,845
Total assets of Consolidated Variable Interest Entities	11,355,458	10,267,915
TOTAL ASSETS	$11,597,594	$10,504,911
LIABILITIES
Due to brokers	$37	$—
Accrued and other liabilities	15,655	15,734
Deferred purchase payments	4,915	4,778
Contingent liabilities at fair value	30,330	33,783
Long-term debt	138,450	138,233
Subtotal	189,387	192,528
Non-Recourse Liabilities of Consolidated Variable Interest Entities:
Due to brokers	896,801	494,641
Accrued and other liabilities	134	5,207
Interest payable	16,392	16,753
Long-term debt at fair value	10,262,893	9,596,434
Total Non-Recourse Liabilities of Consolidated Variable Interest Entities	11,176,220	10,113,035
TOTAL LIABILITIES	11,365,607	10,305,563
EQUITY
Common stock, par value $0.001: 500,000,000 shares authorized; 20,801,107 issued and 20,705,634 outstanding as of March 31, 2013 and 20,778,053 issued and 20,682,604 outstanding as of December 31, 2012	21	21
Treasury stock, at cost: 95,473 shares as of March 31, 2013, and 95,449 shares as of December 31, 2012	(664)	(664)
Additional paid-in capital	957,108	955,407
Accumulated other comprehensive income (loss)	(6)	(3)
Retained earnings (deficit)	(830,655)	(833,442)
TOTAL CIFC CORP. STOCKHOLDERS’ EQUITY	125,804	121,319
Appropriated retained earnings (deficit) of Consolidated Variable Interest Entities	106,183	78,029
TOTAL EQUITY	231,987	199,348
TOTAL LIABILITIES AND EQUITY	$11,597,594	$10,504,911
   See notes to Condensed Consolidated Financial Statements.

CIFC CORP. AND ITS SUBSIDIARIES
Condensed Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended March 31,
	2013	2012
	(In thousands, except share and per share amounts)
Revenues
Investment advisory fees	$2,642	$2,744
Net investment income	(9)	1
Total net revenues	2,633	2,745
Expenses
Compensation and benefits	7,524	5,744
Professional services	1,923	724
General and administrative expenses	1,483	1,404
Depreciation and amortization	4,218	4,851
Restructuring charges	—	3,904
Total expenses	15,148	16,627
Other Income (Expense) and Gain (Loss)
Net gain (loss) on investments at fair value	349	—
Net gain (loss) on liabilities at fair value (Note 9)	(114)	(2,377)
Corporate interest expense	(1,482)	(1,469)
Net gain on sale of management contract	752	5,772
Other, net	3	(41)
Net other income (expense) and gain (loss)	(492)	1,885
Operating income (loss)	(13,007)	(11,997)

Results of Consolidated Variable Interest Entities
Net gain (loss) from activities of Consolidated Variable Interest Entities	56,898	40,563
Expenses of Consolidated Variable Interest Entities	(9,840)	(1,783)
Net results of Consolidated Variable Interest Entities (Note 8)	47,058	38,780
Income (loss) before income tax (expense) benefit	34,051	26,783
Income tax (expense) benefit	(3,110)	1,724
Net income (loss)	30,941	28,507
Net (income) attributable to noncontrolling interest and Consolidated Variable Interest Entities (Note 5)	(28,154)	(26,912)
Net income (loss) attributable to CIFC Corp.	$2,787	$1,595
Earnings (loss) per share (Note 13)—
Basic	$0.13	$0.08
Diluted	$0.13	$0.08
Weighted-average number of shares outstanding (Note 13)—
Basic	20,797,490	20,426,118
Diluted	25,793,831	24,610,121

See notes to Condensed Consolidated Financial Statements.

CIFC CORP. AND ITS SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

	For the Three Months Ended March 31,
	2013	2012
	(In thousands)
Net income (loss)	$30,941	$28,507
Other comprehensive income (loss):
Foreign currency translation	(3)	6
Other comprehensive income (loss)	(3)	6
Comprehensive income (loss)	30,938	28,513
Comprehensive (income) attributable to noncontrolling interest and Consolidated Variable Interest Entities	(28,154)	(26,912)
Comprehensive income (loss) attributable to CIFC Corp.	$2,784	$1,601

   See notes to Condensed Consolidated Financial Statements.

CIFC CORP. AND ITS SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Three Months Ended March 31,
	2013	2012
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$30,941	$28,507
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net premium and discount (accretion) amortization on investments, loans and debt issuance costs	395	222
Share-based compensation	1,794	278
Net (gain) loss on investments and liabilities at fair value / other (gain) loss	(235)	2,377
Net gain on the sale of management contract	(752)	(5,772)
Depreciation and amortization	4,218	4,851
Loss on disposal of equipment and improvements	—	1,417
Lease expense greater (less) than payments	(57)	—
Deferred income tax expense (benefit)	(2,836)	175
Consolidated Variable Interest Entity:
Net premium and discount (accretion) amortization on investments, loans and debt issuance costs	—	(633)
Net (gain) loss on investments at fair value	(81,093)	(169,196)
Net (gain) loss on liabilities at fair value	110,493	202,018
Net other (gain) loss	(55)	(309)
Changes in operating assets and liabilities:
Due from brokers	(4,726)	—
Receivables	(10,324)	(2,584)
Prepaid and other assets	298	(867)
Due to brokers	37	—
Accrued and other liabilities	(25)	(8,955)
Consolidated Variable Interest Entity:
Due from brokers	(159,888)	(3,883)
Purchase of investments at fair value	(2,876,503)	(1,316,760)
Sales of investments at fair value	2,290,337	949,579
Receivables	(10,650)	(633)
Prepaid and other assets	—	(384)
Due to brokers	402,160	284,443
Accrued and other liabilities	(5,073)	10
Interest Payable	(361)	3,394
Net cash provided by (used in) operating activities	(311,905)	(32,705)
CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted cash and cash equivalents	(1)	(1)
Proceeds from the sale of the DFR MM CLO	—	36,500
Proceeds from the sale of management contracts	752	6,468
Purchases of equipment and improvements	(166)	(507)
Consolidated Variable Interest Entity:
Change in restricted cash and cash equivalents	(249,691)	(220,703)
Principal receipts on and proceeds from sale of loans previously classified as held for investment	—	1,118
Net cash provided by (used in) investing activities	(249,106)	(177,125)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of stock and debt issuance costs	(93)	—
Deferred purchase payments and payments on contingent liabilities	(3,566)	(5,223)
Consolidated Variable Interest Entity:
Proceeds from issuance of long-term debt	1,135,255	414,976
Payments made on long-term debt	(579,144)	(139,921)
Net cash provided by (used in) financing activities	552,452	269,832
Foreign currency translation	(3)	6
Net increase (decrease) in cash and cash equivalents	(8,562)	60,008
Cash and cash equivalents at beginning of period	47,692	35,973
Cash and cash equivalents at end of period	$39,130	$95,981

CIFC CORP. AND ITS SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (continued)
(unaudited)

	For the Three Months Ended March 31,
	2013	2012
	(In thousands)
SUPPLEMENTAL DISCLOSURE:
Cash paid for interest	$486	$994
Cash paid for income taxes	$2,781	$695
Consolidated Variable Interest Entity Related:
Cash paid for interest	$27,237	$20,424

Other non-cash disclosures:
Non-cash settlement of interest receivables with increases in principal	$567	$1,777

See notes to Condensed Consolidated Financial Statements.

CIFC CORP. AND ITS SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 1—Organization and Business
Organization—CIFC Corp. (“CIFC” and, together with its subsidiaries, the “Company”) is a Delaware corporation that specializes in managing investment products which include corporate credit obligations and primarily senior secured corporate loans (“SSCLs”), as the primary underlying investments.
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
Note 2—Basis of Presentation and Principles of Consolidation

Basis of Presentation—The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in conformity with the instructions to Form 10-Q and Article 10-01 of Regulation S-X for interim financial statements. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles in the United States of America ("GAAP") for complete financial statements. The preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. Management believes that estimates utilized in the preparation of the Condensed Consolidated Financial Statements are prudent and reasonable. Actual results could differ from those estimates and such differences could be material. These interim unaudited Condensed Consolidated Financial Statements and related Notes should be read in conjunction with the Consolidated Financial Statements and related Notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

In the opinion of management, the accompanying Condensed Consolidated Financial Statements contain all adjustments, consisting of normal recurring adjustments necessary for a fair statement of the results for the interim periods presented. Such operating results may not be indicative of the expected results for any other interim periods or the entire year.

Principles of Consolidation—The Condensed Consolidated Financial Statements include the financial statements of CIFC and (i) its wholly-owned subsidiaries, (ii) subsidiaries in which the Company has a controlling interest and (iii) variable interest entities ("VIEs") for which the Company is the primary beneficiary. All intercompany balances and transactions have been eliminated upon consolidation. This consolidation, particularly with respect to the VIEs, significantly impacts the Company's Condensed Consolidated Financial Statements.

Consolidated VIEs—As of March 31, 2013, the Company consolidated the following CLOs and CDOs (collectively, the “Consolidated CLOs”) as follows:

	Date Consolidation Began	CLOs	CDOs	Total
Consolidation upon adoption of ASU 2009-17 (1)	January 2010	6	1	7
Acquisition of Columbus Nova Credits Investments Management LLC ("CNCIM")	June 2010	4	—	4
For the year ended December 31, 2011
Merger with Legacy CIFC (2)	April 2011	9	—	9
For the year ended December 31, 2012
Issuances	January 2012 - November 2012	3	—	3
Navigator CDO 2006, Ltd. ("Navigator 2006 CLO") (3)	September 2012	1	—	1
For the three months ended March 31, 2013
CIFC Funding 2012-III, Ltd. (“CIFC CLO 2012-III”)	January 2013	1	—	1
CIFC Funding 2013-I, Ltd. (“CIFC CLO 2013-I”)	March 2013	1	—	1
		25	1	26

Explanatory Notes:
_________________________________________________________________________

(1)
Upon adoption of Accounting Standards Update ("ASU") 2009-17, on January 1, 2010, the Company evaluated all investments and other contractual arrangements held prior to January 1, 2010 to determine which CLOs and CDOs it would be required to consolidate.

(2)	On April 13, 2011, the Company entered into a merger (the "Merger") with Commercial Industrial Finance Corp. ("Legacy CIFC").

(3)
See Note 4 for further details on the acquisition of the Navigator CLOs through the closing of the five year strategic relationship with General Electric Capital Corporation's Bank Loan Group referred to as the "GECC transaction".

Other Consolidated Entities—Warehouses—The Company generally creates special purpose vehicles (“SPVs”) to warehouse SSCL's prior to the issuance of new CLOs.  The warehouse agreements these SPVs enter into vary depending on the terms agreed upon with the warehousing counterparties.  The Company generally makes investments in these warehouse entities. During the three months ended March 31, 2013, the Company consolidated and deconsolidated CIFC Funding 2013-I, Ltd. ("CIFC 2013-I Warehouse") in conjunction with the issuance of CIFC CLO 2013-I and deconsolidated CIFC 2012-III Warehouse in conjunction with the issuance of CIFC CLO 2012-III. As of March 31, 2013, the Company consolidated CIFC Funding 2013-II, Ltd. ("CIFC 2013-II Warehouse"). See Note 5 for more information.

Unconsolidated VIEs—As of March 31, 2013, the Company had variable interests in 22 additional CLOs and CDOs and other investment products, which the Company manages, that were not consolidated (the "Unconsolidated VIEs") as the Company was not deemed to be the primary beneficiary with respect to those VIEs. As of March 31, 2013 and December 31, 2012, the Company's maximum exposure to loss associated with the Unconsolidated VIEs was limited to $5.3 million and $5.1 million, respectively, of investments made by the Company in an Unconsolidated VIE and current investment advisory fee receivables of $0.6 million for both periods. In addition, exposure to loss includes future investment advisory fees on the Consolidated VIEs.

Note 3—Summary of Significant Accounting Policies and Recent Accounting Updates

As of March 31, 2013, the Company's significant accounting policies, which are detailed in the Company's Annual Report on Form 10-K for the year ended December 31, 2012, have not changed materially.

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4—Strategic Transactions

GECC Transaction—On September 24, 2012 (the "Closing Date"), the Company closed a five year strategic relationship with General Electric Capital Corporation's (“GE Capital”) Bank Loan Group to provide new CIFC-managed investment products, including those involving GE Capital loan originations and/or vehicles to which GE Capital provides financing. Further, partnering with GE Capital positions the Company for unique opportunities given GE Capital's strength as a leading corporate lender coupled with CIFC's loan asset management platform. Pursuant to the transaction: (i) a commercial council (the “Commercial Council”) comprised of senior members of both GE Capital and the Company was formed to explore joint business opportunities; (ii) the Company and GE Capital entered into a referral agreement (the “Referral Agreement”) pursuant to which (a) GE Capital will refer certain potential investment advisory clients (“Referred Clients”) to the Company for a period of five years (which may be extended by mutual consent for up to two consecutive one year periods) and (b) the Company is obligated to pay GE Capital 15% of any advisory fees in excess of $9.0 million earned from Referred Clients in the aggregate, subject to certain exclusions, and (iii) GE Capital Debt Advisors LLC, a wholly owned indirect subsidiary of GE Capital (“GECDA”), exited the business of providing certain loan management services to third parties and assigned to CIFC Asset Management LLC ("CIFCAM") the right to manage four “Navigator” CLOs (the “Navigator Management Agreements”). The transaction described in this paragraph shall hereinafter be referred to as the “GECC Transaction”.

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

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

 The following is a summary of the recognized amounts of assets acquired and liabilities assumed in the GECC Transaction (1):

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

During the three months ended March 31, 2013, the Company recorded net income attributable to CIFC Corp. of $0.8 million which represents investment advisory fees from the Navigator CLOs.

As a result of the GECC Transaction, the Company consolidated one Navigator CLO, Navigator 2006 CLO. As of the Closing Date, the Company consolidated assets of $318.3 million and non-recourse liabilities of $313.2 million related to this CLO. As of March 31, 2013, the Company consolidated assets of $334.7 million and non-recourse liabilities of $332.4 million related to this CLO.

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5—Consolidated VIEs

Although the Company consolidates all the assets and liabilities of the Consolidated VIEs, its maximum exposure to loss is limited to its investments and beneficial interests in the Consolidated VIEs and the receivables of the Consolidated VIEs. All these items are eliminated upon consolidation. The assets of each of the Consolidated VIEs are generally held by the trustee of each fund solely as collateral to satisfy the obligations of the Consolidated VIEs. If the Company were to liquidate, the assets of the Consolidated VIEs would not be available to the Company's general creditors, and as a result, the Company does not consider them its assets. Additionally, the investors in the debt of the Consolidated VIEs have no recourse to the Company's general assets. Therefore, this debt is not the Company's obligation.

Consolidated CLOs—The following table summarizes the Company's consolidated assets and non-recourse liabilities of the Consolidated CLOs included in the Condensed Consolidated Balance Sheets and the total maximum exposure to loss on these Consolidated CLOs, as follows (1):

	March 31, 2013	December 31, 2012
	(In thousands)
Total Assets	$11,098,564	$9,933,495
Total Liabilities (non-recourse)	10,934,644	9,806,010

Maximum exposure to loss:
Investments and beneficial interests	$54,954	$47,454
Receivables	2,828	2,674
Total maximum exposure to loss	$57,782	$50,128

Explanatory Note:
________________________________

(1)	In addition, exposure to loss includes future investment advisory fees on the Consolidated VIEs. This has not been included in the table above.

Other Consolidated Entities—The following table summarizes the Company's consolidated assets and non-recourse liabilities of other consolidated VIEs included in the Condensed Consolidated Balance Sheets:

	March 31, 2013			December 31, 2012
	Consolidated Assets	Consolidated Total Non-Recourse Liabilities	Maximum Exposure to Loss (1)	Consolidated Assets	Consolidated Total Non-Recourse Liabilities	Maximum Exposure to Loss (1)
	(In thousands)
Warehouses (1)	$256,894	$241,576	$15,273	$334,420	$307,025	$26,723

Explanatory Note:
________________________________

(1)
Maximum exposure to loss is generally limited to the Company's investment in the entity. As of March 31, 2013 and December 31, 2012, outstanding warehouses included the CIFC 2013-II Warehouse and CIFC 2012-III Warehouse, respectively.

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table below represents total net results of the Company's share of the Consolidated VIEs included on the Condensed Consolidated Statements of Operations as follows:

	For the Three Months Ended March 31,
	2013	2012
	(In thousands)
Consolidated CLOs	$47,686	$37,519
Warehouses (1)	(628)	1,431
DFR MM CLO (2)	—	(170)
Net results of Consolidated VIEs	47,058	38,780
Net (income) attributable to noncontrolling interest and Consolidated VIEs	(28,154)	(26,912)
Net results of Consolidated VIEs attributable to CIFC Corp.	$18,904	$11,868

Characteristics of net results of Consolidated VIEs attributable to CIFC Corp:
Consolidated VIE investment advisory fees	$18,155	$11,501
Consolidated VIE net investment income	749	367
Net results of Consolidated VIEs attributable to CIFC Corp.	$18,904	$11,868

Explanatory Notes:
________________________________

(1)	During the three months ended March 31, 2013 and 2012, the Company consolidated three and one warehouse investment(s), respectively.

(2)
In February 2012, the Company sold its investments in and the rights to manage the DFR MM CLO for $36.5 million and deconsolidated the entity. The economic impact of the Company's investments in the DFR MM CLO had been determined by its initial investment of $69.0 million ($50.0 million of subordinated notes and $19.0 million of debt) and total cash distributed to the Company from initial investment to the date of sale of $52.2 million on the subordinated notes investment and $4.8 million in interest on the debt investment.

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6—Fair Value of Financial Instruments
Assets and Liabilities Measured at Fair Value on a Recurring Basis—The following tables summarizes the Company's assets and liabilities carried at fair value on a recurring basis, by class and by level:

	March 31, 2013				December 31, 2012
	Level 1 (1)	Level 2	Level 3	Estimated Fair Value	Level 1 (1)	Level 2	Level 3	Estimated Fair Value
	(In thousands)				(In thousands)
Assets
Investments at fair value	$—	$5,261	$—	$5,261	$—	$5,058	$—	$5,058
Consolidated VIEs:
Loans	—	8,257,814	1,342,176	9,599,990	—	7,740,574	1,177,058	8,917,632
Corporate bonds	—	—	37,806	37,806	—	—	67,438	67,438
Other	—	—	96,194	96,194	—	—	81,661	81,661
Derivative assets	—	—	103	103	—	—	48	48
Total Consolidated VIEs	—	8,257,814	1,476,279	9,734,093	—	7,740,574	1,326,205	9,066,779
Total Assets	$—	$8,263,075	$1,476,279	$9,739,354	$—	$7,745,632	$1,326,205	$9,071,837
Liabilities
Contingent liabilities	$—	$—	$30,330	$30,330	$—	$—	$33,783	$33,783
Consolidated VIEs:
Long-term debt	—	—	10,262,893	10,262,893	—	—	9,596,434	9,596,434
Total Consolidated VIEs	—	—	10,262,893	10,262,893	—	—	9,596,434	9,596,434
Total Liabilities	$—	$—	$10,293,223	$10,293,223	$—	$—	$9,630,217	$9,630,217

 Explanatory Note:
______________________________

(1)	There have been no transfers in or out of Level 1 for the periods presented.

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Changes in Level 3 Recurring Fair Value Measurements—The following tables summarize by class the changes in financial assets and liabilities measured at fair value classified within Level 3 of the valuation hierarchy. Net realized and unrealized gains (losses) for Level 3 financial assets and liabilities measured at fair value are included in the Condensed Consolidated Statements of Operations.

	Level 3 Financial Assets at Fair Value
	Three months ended For the Three Months Ended March 31, 2013					For the Three Months Ended March 31, 2012
	Investment and Derivative Assets of Consolidated Variable Interest Entities					Investment and Derivative Assets of Consolidated Variable Interest Entities
	Loans	Corporate Bonds	Other	Derivative Assets	Total	Loans	Corporate Bonds	Other	Derivative Assets	Total
	(In thousands)
Estimated fair value, beginning of period	$1,177,058	$67,438	$81,661	$48	$1,326,205	$19,729	$154,096	$47,806	$5,281	$226,912
Transfers into Level 3 (1)	226,070	—	—	—	226,070	77	—	—	—	77
Transfers out of Level 3 (2)	(280,605)	—	—	—	(280,605)	(5,453)	—	—	—	(5,453)
Transfers out due to deconsolidation (3)	—	—	—	—	—	—	(5,708)	—	—	(5,708)
Transfers between classes (4)	—	—	—	—	—	—	(33,290)	33,290	—	—
Net realized/unrealized gains (losses)	10,696	280	3,269	55	14,300	1,614	2,913	10,206	(5,215)	9,518
Purchases	413,088	750	18,538	—	432,376	—	—	4,930	—	4,930
Sales	(62,099)	(30,165)	(6,250)	—	(98,514)	(1,430)	(5,931)	(545)	—	(7,906)
Settlements	(142,032)	(497)	(1,024)	—	(143,553)	(14,104)	(640)	(2,161)	—	(16,905)
Estimated fair value, end of period	$1,342,176	$37,806	$96,194	$103	$1,476,279	$433	$111,440	$93,526	$66	$205,465
Change in unrealized gains (losses) for the period for the assets held as of the end of the period	$13,927	$14	$8,502	$55	$22,498	$1,564	$2,596	$7,264	$(5,215)	$6,209

 Explanatory Notes:
______________________________

(1)
2013 transfers in represent loans valued by a third party pricing service using composite prices determined using less than two quotes which were previously valued by the same third party pricing service using composite prices determined using two or more quotes and loans. 2012 transfers in represent loans valued by an internally developed model utilizing unobservable market inputs which were previously valued by the comparable companies pricing model.

(2)
2013 transfers out represent loans previously marked by an internally developed pricing model, broker quotes, or a third party pricing service using composite prices determined using less than two quotes and are now being marked by a third party pricing service using composite prices determined using two or more quotes. 2012 transfers out represent loans valued by the comparable companies pricing model, which were previously valued by an internally developed model utilizing unobservable market inputs.

(3)	The transfers out due to deconsolidation represent corporate bonds held in the DFR MM CLO (which was sold in 2012).

(4)	The transfers between classes represent investments in CLOs and CDOs classified as corporate bonds as of December 31, 2011.

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Level 3 Financial Liabilities at Fair Value
	For the Three Months Ended March 31, 2013			For the Three Months Ended March 31, 2012
	Contingent Liabilities at Fair Value	Long-term Debt of Consolidated Variable Interest Entities	Total	Contingent Liabilities at Fair Value	Long-term Debt of Consolidated Variable Interest Entities	Total
	(In thousands)
Estimated fair value, beginning of period	$33,783	$9,596,434	$9,630,217	$39,279	$7,559,568	$7,598,847
Net realized/unrealized (gains) losses	114	52,442	52,556	2,377	150,531	152,908
Purchases	—	1,135,255	1,135,255	—	37,600	37,600
Sales	—	—	—	—	(5,000)	(5,000)
Issuances	—	—	—	—	377,377	377,377
Settlements (1)	(3,567)	(521,238)	(524,805)	(5,224)	(62,441)	(67,665)
Estimated fair value, end of period	$30,330	$10,262,893	$10,293,223	$36,432	$8,057,635	$8,094,067
Change in unrealized gains (losses) for the period for the liabilities outstanding as of the end of the period	$(114)	$(47,988)	$(48,102)	$2,551	$146,499	$149,050

Explanatory Note:
__________________________

(1)	For Contingent Liabilities at fair value, amount represents payments made related to contingent liabilities assumed for the Merger with Legacy CIFC.

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Quantitative Information about Level 3 Assets & Liabilities—ASC Topic 820, as amended by ASU 2011-04, requires disclosure of quantitative information about the significant unobservable inputs used in the valuation of assets and liabilities classified as Level 3 within the fair value hierarchy.  Disclosure of this information is not required in circumstances where a valuation (unadjusted) is obtained from a third-party pricing service and the information regarding the unobservable inputs is not reasonably available to the Company.  As such, the disclosure provided below provides quantitative information only about the significant unobservable inputs used in the valuation of the contingent liabilities and the long-term debt of the Consolidated CLOs.

The valuation of both the contingent liabilities and the long-term debt of the Consolidated CLOs begins with a model of projected cash flows for the relevant CLO.  In addition to the structure of each of the CLOs (as provided in the indenture for each CLO), the following table provides quantitative information about the significant unobservable inputs utilized in this projection.  Significant increases in any of the significant unobservable inputs, in isolation, will generally have an increase or decrease correlation with the fair value measurement of contingent liabilities and the long-term debt of the Consolidated CLOs, as shown in the table.

	March 31, 2013		December 31, 2012
Significant Unobservable Input	Range	Impact of Increase in Input on Fair Value Measurement (2)	Range	Impact of Increase in Input on Fair Value Measurement (2)
Default rate (1)	1-2%	Decrease	1-2%	Decrease
Recovery rate (1)	70-75%	Increase	70-75%	Increase
Pre-payment rate (1)	25-30%	Decrease	25-30%	Decrease
Reinvestment spread above LIBOR	3.0-3.8%	Increase	3.0-4.0%	Increase
Reinvestment price	99.5-100.0	Increase	99.5-100.0	Increase

Explanatory Notes:
____________________________

(1)	Generally an increase in the default rate would be accompanied by a directionally opposite change in assumption for the recovery and pre-payment rates.

(2)	Conversely, the impact of a decrease in input would have the opposite impact to the fair value as that presented in the table.

The valuation of the contingent liabilities as of March 31, 2013 discounts the investment advisory fees subject to fee-sharing arrangements provided from the projected cash flow model (described above) at discount rates ranging from 7% to 15%.  The discount rate varies by type of investment advisory fee (senior management fee, subordinated management fee, or incentive fee), the priority of that investment advisory fee in the waterfall of the CLO and the relative risk associated with the respective investment advisory fee cash flow projections. Increases (decreases) in the discount rates in isolation would result in a lower (higher) fair value measurement.

The valuation of the long-term debt of the Consolidated CLOs as of March 31, 2013 discounts the cash flows to each tranche of debt and subordinated notes provided from the projected cash flow model (described above) at discount rates ranging from 1% to 8% above LIBOR for the debt tranches and a discount rate of 12% for the subordinated notes tranches.  The discount rate varies by the original credit rating of each tranche of debt or year of issuance for the subordinated notes. Increases (decreases) in the discount rates in isolation would result in a lower (higher) fair value measurement.

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Carrying Value and Estimated Fair Value of Financial Assets and Liabilities—The Company has not elected the fair value option for certain financial liabilities. A summary of the carrying value and estimated fair value of those liabilities is as follows:

	As of March 31, 2013		As of December 31, 2012
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(In thousands)
Financial liabilities:
Long-term debt:
Convertible Notes (1)	18,450	34,008	18,233	33,058
Junior Subordinated Notes (2)	120,000	51,716	120,000	47,752

Explanatory Notes:
________________________________

(1)
The estimated fair value of the Convertible Notes was determined using a third-party valuation firm that used a binomial tree model which utilizes significant unobservable inputs, including volatility and yield assumptions.  This methodology is classified as Level 3 within the fair value hierarchy.

(2)
Junior Subordinated Notes include both the March and October Junior Subordinated Notes (see Note 11). The estimated fair values of the Junior Subordinated Notes were determined using a discounted cash flow model which utilizes significant unobservable inputs, including yield and forward LIBOR curve assumptions.  This methodology is classified as Level 3 within the fair value hierarchy.

The carrying value of other financial instruments including cash and cash equivalents, due from brokers, restricted cash and cash equivalents, receivables, due to brokers, deferred purchase payments, Consolidated VIE due from brokers, Consolidated VIE restricted cash and cash equivalents approximate the fair value of the instruments and are all considered Level 1 on the fair value hierarchy. The fair value of other financial instruments including investments at fair value, contingent liabilities at fair value, Consolidated VIE investment and derivative assets at fair value and Consolidated VIE long-term debt are included in the previous fair value hierarchy tables above.

The loans and other investments classified as investments at fair value of the Consolidated CLOs are diversified over many industries, primarily as a result of industry concentration limits outlined in the indentures of each CLO, and as such management does not believe the Company has any significant concentration risk.

Fair Value Methodologies of Financial Instruments—The following is a description of the Company's valuation methodologies for financial instruments measured at fair value by class as required by ASC Topic 820, including the general classification of such instruments pursuant to the valuation hierarchy. Under certain market conditions, the Company may make adjustments to the valuation methodologies described below. The Company maintains a consistent policy for the process of identifying when and how such adjustments should be made. To the extent that the Company makes a significant fair value adjustment, the valuation classification would generally be considered Level 3 within the fair value hierarchy.  The Company determined its classes of financial instruments based on an analysis of the nature, characteristics and risks of such financial instruments at fair value.

Loans—Loans are generally valued via a third-party pricing service. The value represents a composite of the mid-point in the bid-ask spread of broker quotes or is based on the composite price of a different tranche of the same or similar security if broker quotes are unavailable for the specific tranche the Company owns. The third-party pricing service provides the number of quotes used in determining the composite price, a factor that the Company uses in determining the observability level of the inputs to the composite price. When the fair value of the loan investments is based on a composite price determined using 2 or more quotes the composite price is considered to be based on significant observable inputs and classified as Level 2 within the fair value hierarchy. Effective December 31, 2012, when the fair value of certain loan investments is based on a composite price determined using less than two quotes, the composite price is considered to be based on significant unobservable inputs. In these instances, the Company performs certain procedures on a sample basis to determine that composite prices approximate fair market value. Alternative methodologies are used to value the loans such as a comparable company pricing model (an internally developed model using composite or other observable comparable market inputs) or an internally developed model using data including unobservable market inputs. Accordingly, loans valued using alternative methodologies are classified as Level 3 within the fair value hierarchy.

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Corporate Bonds—Corporate bonds are generally valued via a third-party pricing service.  The inputs to the valuation include recent trades, discount rates and forward yield curves. Although the inputs used in the third-party pricing services valuation model are generally obtained from active markets and are observable, the third-party pricing service does not provide sufficient visibility into their pricing model. When a value is unavailable, the Company uses an internally developed discounted cash flow model that includes unobservable market inputs or broker quotes.  Accordingly corporate bonds are classified as Level 3 within the fair value hierarchy.

Other Assets—Other assets at fair value primarily represent investments in CLOs or CDOs which are generally valued via a third-party pricing service. The inputs to the valuation include recent trades, discount rates, forward yield curves, and loan level information (including loan loss, recovery and default rates, prepayment speeds and other security specific information obtained from the trustee and other service providers related to the product being valued). Although the inputs used in the third-party pricing services valuation model are generally obtained from active markets and are observable, the third-party pricing service does not provide sufficient visibility into their pricing model. When a value from a third-party pricing service is unavailable, the value may be based on an internally developed discounted cash flow model which includes unobservable market inputs or by broker quote.  Inputs to the internally developed model include the structure of the product being valued, estimates related to loan default, recovery and discount rates. Accordingly other assets are classified as Level 3 within the fair value hierarchy.

Investments in Funds—The fair value of investments in funds are generally valued based on the Company's proportionate share of the Net Asset Value ("NAV") of the fund. The Company has the ability to redeem its investment at its proportionate share of NAV at, or within three months of the reporting date. The NAV calculation includes significant inputs including the valuation of assets and liabilities of the fund. A third-party pricing service provides the underlying asset prices in the fund, which are generally observable. Investments at fair value valued in this manner are classified as Level 2 within the fair value hierarchy.

Contingent Liabilities—The fair value of contingent liabilities is determined via a third-party valuation firm and is based on a discounted cash flow model. The model is based on projections of the relevant future investment advisory fee cash flows and utilizes both observable and unobservable inputs in the determination of fair value. Significant inputs to the valuation model includes the structure of the underlying CLO and estimates related to loan default, recovery and discount rates.  Contingent liabilities are classified as Level 3 within the fair value hierarchy.

Long-Term Debt of the Consolidated CLOs & Warehouses—Long-term debt of the Consolidated CLOs and Warehouses consists of debt and subordinated notes of the Consolidated CLOs or Warehouses. The fair value of the debt and subordinated notes of the Consolidated CLOs or Warehouses is based upon discounted cash flow models and utilizes both observable and unobservable inputs in the determination of fair value. Significant inputs to the valuation models include the structure of the Consolidated CLO or Warehouses and estimates related to loan default, recovery and discount rates. Accordingly, the debt and subordinated notes are classified as Level 3 within the fair value hierarchy.

Note 7—Derivative Instruments and Hedging Activities

Warrants—The Company and its Consolidated VIEs hold warrants to purchase equity interests in companies where they are/were, also a debt holder. These warrants are typically issued in connection with renegotiations and amendments of the loan agreements. As of both March 31, 2013 and December 31, 2012, the Company had 12 warrant contracts of which 10 warrant contracts were held by the Consolidated VIEs.

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

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8—Net Results of Consolidated VIEs

The following table is a summary of the components of "Net results of Consolidated Variable Interest Entities":

	For the Three Months Ended March 31,
	2013	2012
	(in thousands)
Investment income	$119,163	$96,082
Interest expense	(32,920)	(23,569)
Net investment income	86,243	72,513
Net gain (loss) on investments at fair value	81,093	169,196
Net gain (loss) on liabilities at fair value	(110,493)	(202,018)
Net gain (loss) on other investments	—	(727)
Net gain (loss) on derivatives	55	1,599
Net gain (loss) from activities of Consolidated VIEs	$56,898	$40,563
Expenses of Consolidated VIEs	(9,840)	(1,783)
Net Results of Consolidated VIEs (1)	$47,058	$38,780

Explanatory Note:
________________________________

(1)	See Note 5 for a reconciliation of Net Results from Consolidated VIEs attributable to CIFC Corp. as amount does not impact the Company's operating results.

Note 9—Contingent Liabilities at Fair Value

The estimated fair value of the Company's contingent liabilities are as follows:

	March 31, 2013	December 31, 2012
	(In thousands)
Contingent liabilities from the Merger (related party) - Note 15	$26,319	$29,152
Contingent liabilities assumed through the Merger	4,011	4,631
Total contingent liabilities	$30,330	$33,783

The contingent liabilities from the Merger are payable to CIFC Parent. The terms of these payments are as follows: (i) the first $15.0 million of incentive fees received by the combined company from six of the CLOs managed by CIFCAM (the "Legacy CIFC CLOs") as of April 13, 2011 (the "Merger Closing Date"), (ii) 50% of any incentive fees in excess of $15.0 million in aggregate received from Legacy CLOs by the combined company over ten years from the Merger Closing Date and (iii) payments relating to the present value of any such incentive fees from the Legacy CIFC CLOs that remain payable to the combined company after the tenth anniversary of the Merger Closing Date. During the three months ended March 31, 2013 and 2012, the Company made payments of $2.9 million and $1.0 million, respectively, related to these contingent liabilities. As of March 31, 2013, the remaining payments under item (i) was $3.1 million.

In addition, there were contingent liabilities assumed in the Merger that primarily represent contingent consideration related to Legacy CIFC’s acquisition of CypressTree in December 2010. The assumed contingent liabilities are based on a fixed percentage of certain advisory fees from the CypressTree CLOs. These fixed percentages vary by CLO and have a minimum fixed percentage of 55%. During the three months ended March 31, 2013 and 2012, the Company made payments of $0.7 million and $4.3 million, respectively, related to these contingent liabilities.  Payments made during the three months ended March 31, 2012, included $3.0 million of one-time earn out payments for three of the CypressTree management contracts which reduced the required future payments.

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the changes in fair value of contingent liabilities recorded within "Net gain (loss) on liabilities at fair value" on the Condensed Consolidated Statements of Operations:

	For the Three Months Ended March 31,
	2013	2012
	(In thousands)
Contingent liabilities from the Merger	$(76)	$(2,110)
Contingent liabilities assumed through the Merger	(38)	(267)
Total net gain (loss) on liabilities at fair value	$(114)	$(2,377)

Note 10—Intangible Assets

Intangible assets comprised of the following (1):

	Weighted-Average Remaining Estimated Useful Life	Gross Carrying Amount (1)	Accumulated Amortization (2)	Net Carrying Amount
	(In years)	(In thousands)
March 31, 2013::
Investment management contracts	5.3	$76,047	$42,576	$33,471
Referral arrangement	6.5	3,810	191	3,619
Non-compete agreements	4.7	1,535	538	997
Trade name	8.0	1,250	250	1,000
Total intangible assets		$82,642	$43,555	$39,087
December 31, 2012::
Investment management contracts	5.4	$76,047	$38,727	$37,320
Referral Arrangement	6.8	3,810	95	3,715
Non-compete agreements	4.8	1,535	465	1,070
Trade name	8.3	1,250	219	1,031
Total intangible assets		$82,642	$39,506	$43,136

Explanatory Notes:
_________________________________

(1)	Gross carrying amounts exclude any amounts related to assets fully impaired as of the date presented.

(2)	During the three months ended March 31, 2013 and 2012, the Company recorded amortization expense on its intangible assets of $4.0 million and $4.7 million, respectively.

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents expected amortization expense of the existing intangible assets:

(In thousands)
2013 (remaining 9 months)	$11,080
2014	10,861
2015	7,096
2016	4,165
2017	2,286
Thereafter	3,599
$39,087

In January 2012, the Company completed the sale of its rights to manage Gillespie CLO PLC (“Gillespie”), a European CLO. The sale price was comprised of a $7.1 million payment on the closing date and contingent payments of which $0.7 million remain outstanding as of March 31, 2013. For the three months ended March 31, 2013 and 2012, the Company recorded a net gain on the sale of Gillespie of $0.8 million and $5.8 million, respectively, within "Net gain on the sale of management contract" in the Condensed Consolidated Statements of Operations.

Note 11—Long-Term Debt

The following table summarizes the Company's long-term debt:

	March 31, 2013			December 31, 2012
	Carrying Value	Current Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Carrying Value	Current Weighted Average Borrowing Rate	Weighted Average Remaining Maturity
	(In thousands)		(In years)	(In thousands)		(In years)
Recourse debt:
March Junior Subordinated Notes (1)	$95,000	1.00%	22.6	$95,000	1.00%	22.8
October Junior Subordinated Notes (2)	25,000	3.80%	22.6	25,000	3.81%	22.8
Total Subordinated Notes Debt	$120,000	1.58%	22.6	$120,000	1.59%	22.8

Convertible Notes (3)	$18,450	9.00%	4.7	$18,233	9.00%	4.9
Total recourse debt	$138,450			$138,233

Non-recourse Consolidated VIE debt:
Consolidated CLOs (4)	$10,129,709	1.28%	8.3	$9,325,982	1.16%	8.1
Warehouses (5) (6)	133,184	1.03%	0.2	270,452	2.12%	n/m
Total non-recourse Consolidated VIE debt	$10,262,893	1.28%	8.2	$9,596,434	1.19%	7.9
Total long-term debt	$10,401,343			$9,734,667

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

(3)
As of March 31, 2013 and December 31, 2012, Convertible Notes were recorded net of discount of $6.5 million and $6.8 million, respectively. The Convertible Notes currently pay interest at the 9.00% stated rate; however, including the discount, the effective rate of interest is 18.14%. The Convertible Notes have a $25.0 million aggregate principal amount and will mature on December 9, 2017.

(4)
Long-term debt of the Consolidated CLOs is recorded at fair value. The subordinated notes do not have a stated interest rate, and are therefore excluded from the calculation of the weighted average borrowing rate. The par value of the Consolidated CLOs long-term debt (including subordinated notes) was $10.6 billion and $9.8 billion as of March 31, 2013 and December 31, 2012, respectively.

(5)
Long-term debt of warehouses not held by the Company is recorded at fair value. As of March 31, 2013 and December 31, 2012, the fair value excludes the preferred shares of CIFC 2013-II Warehouse and CIFC 2012-III Warehouse, respectively, which have a par value of $25.1 million and $14.3 million, respectively. They do not have a stated interest rate and are excluded from the calculation of the weighted average borrowing rate. As of March 31, 2013 and December 31, 2012 total carrying value of warehouses related to CIFC 2013-II Warehouse and CIFC 2012-III Warehouse, respectively.

(6)	Weighted average remaining maturity for warehouses are based on anticipated settlement dates. Contractual maturity for CIFC 2013-II Warehouse is January 23, 2015.
Non-Recourse Consolidated VIE Debt
Consolidated CLOs—During the three months ended March 31, 2013, the Consolidated CLOs issued $1.0 billion of debt, paid down $250.7 million of their outstanding debt and distributed $57.9 million to the holders of their subordinated notes.  During the three months ended March 31, 2012, the Consolidated CLOs issued $377.4 million of debt, made net borrowings under revolving credit facilities of $32.6 million, paid down $62.4 million of their outstanding debt and distributed $51.5 million to the holders of their subordinated notes.
The carrying value of the assets of the Consolidated CLOs, which are the only assets to which the Consolidated CLO debt holders have recourse for repayment was $11.1 billion and $9.9 billion as of March 31, 2013 and December 31, 2012, respectively.
Other Consolidated Entities—The debt and equity holders have recourse to the total assets of the respective Consolidated VIE's assets. See Note 5 for further details of the Company's exposure to loss on Consolidated VIEs.

Note 12—Equity

Common Stock—In addition to common stock outstanding, the Company has Convertible Notes that are convertible into 4.1 million shares (the “Conversion Shares”) of common stock (such amount may be adjusted in certain events or increased in connection with the payment of in-kind interest at an initial conversion price of $6.05 per share, subject to adjustment). The Company did not declare dividends during the three months ended March 31, 2013 and 2012.

Treasury Stock/Stock Repurchases—During the three months ended March 31, 2013, the Company repurchased 24 common shares in open-market transactions for a de minimus aggregate cost with an average price per share of $7.28.  As of March 31, 2013 the Company was authorized to repurchase up to $5.6 million of its common stock under a board of director's (the "Board") approved share repurchase program.

Stock Options—The Company recorded total stock-based compensation expense of $0.9 million and $0.2 million for the three months ended March 31, 2013 and 2012, respectively, on the Condensed Consolidated Statements of Operations within "Compensation and benefits." As of March 31, 2013, there was $7.4 million of estimated unrecognized compensation expense related to unvested awards, net of estimated forfeitures which is expected to be recognized over a weighted average vesting period of 2.9 years. As of March 31, 2013, an aggregate of 213,140 shares remain available for issuance under the Company's 2011 Stock Plan ("2011 Stock Plan").

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes certain 2011 Stock Plan activity:

	Number of Shares Underlying Stock-Based Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at December 31, 2012	3,594,813	$6.05
Granted	430,000	8.65
Exercised	(100,000)	5.41	n/a	$312
Outstanding at March 31, 2013	3,924,813	$6.35	8.94	$7,552
Exercisable at March 31, 2013	1,011,141	$6.16	8.56	$2,098
Vested and Expected to vest at March 31, 2013 (1)	3,532,332	$6.35	8.94	$6,797

Explanatory Note:
________________________________

(1)	Represents a reduction to outstanding options at period end for expected forfeiture rate over the life of the options.

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

	For the Three Months Ended March 31,
	2013	2012
Expected dividend yield	—	—
Expected volatility	48.75%	50.52%
Risk-free interest rate	1.10%	1.27%
Expected life (years)	6.11	6.09

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

Profits Interest Awards—During 2011, CIFC Parent (a related party, see Note 15) granted certain employees of the Company profits interests in CIFC Parent. During the three months ended March 31, 2013, the Company recorded a non-cash compensation expense of $0.9 million in "Compensation and benefits" on the Condensed Consolidated Statements of Operations related to the amortization and remeasurement of the value of awards. As of March 31, 2013, there was $2.2 million of estimated unrecognized compensation expense related to these awards.

Appropriated Retained Earnings (Deficit) of Consolidated VIEs—Appropriated retained earnings (deficit) of Consolidated VIEs represents the excess fair value of the Consolidated CLOs’ assets over the Consolidated CLOs’ liabilities upon initial consolidation and is subsequently adjusted each period for the net income (loss) attributable to the Consolidated CLOs.

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13 —Earnings (Loss) Per Share

The following table presents the calculation of basic and diluted earnings (loss) per share:

	For the Three Months Ended March 31,
	2013	2012
	(In thousands, except per share data)
Net income (loss) attributable to CIFC Corp. - basic	$2,787	$1,595
Dilutive effect of Convertible Notes	449	260
Net income (loss) attributable to CIFC Corp. - diluted	3,236	1,855

Weighted-average shares - basic	20,797	20,426
Warrants	603	52
Stock options (1)	261	—
Convertible Notes	4,132	4,132
Weighted-average shares - diluted (2)	25,794	24,610

Earnings (loss) per share
Basic	$0.13	$0.08
Diluted	$0.13	$0.08

Explanatory Notes:
________________________________

(1)	For the three months ended March 31, 2012, outstanding stock options were anti-dilutive under the treasury stock method.

(2)	Includes the dilutive effect under the if-converted method for the Conversion Shares related to the Convertible Notes and the treasury stock method for the stock options and warrants.

For the three months ended March 31, 2013 and 2012, the Company excluded 1.2 million and 3.5 million, respectively, of stock options from the calculation of diluted earnings per share because their effect was anti-dilutive under the treasury stock method.

Note 14—Income Taxes

The Condensed Consolidated Statement of Operations does not include a provision for income tax expense or (benefit) on the income or (loss) earned by Consolidated VIEs in which the Company is not a holder of the subordinated notes. The Consolidated VIEs are generally foreign entities exempt from U.S. federal and state income taxes. Income taxes, if any, are the responsibility of the individual holders of each security.  As such, the Company does record a provision for income tax expense or (benefit) on the income or (loss) earned by Consolidated VIEs in which the Company is a subordinated note holder. The provision is based on the Consolidated VIE's proportionate share of income or (loss) required to be included in the Company's taxable income. The effective tax rate, adjusted for non-controlling interests in the Consolidated VIEs was 52.7% and 1,335.0% for the three months ended March 31, 2013 and 2012.

The effective tax rate, including non-controlling interests in Consolidated VIEs was 9.1% and (6.4)% for the three months ended March 31, 2013 and 2012. The difference between the statutory federal tax rate and the Company's effective tax rate for the three months ended March 31, 2013 and 2012, was primarily attributable to state income taxes and certain discrete and other permanent items including, purchase accounting adjustments for fair value changes of contingent liabilities related to the Merger and the sale of the Company's rights to manage Gillespie.

As of March 31, 2013 and December 31, 2012, total deferred tax assets was $53.4 million, net of a valuation allowance of $13.2 million and $50.5 million, net of a valuation allowance of $13.2 million, respectively.

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15—Related Party Transactions

CIFC Parent—CIFC Parent is considered a related party as a result its ownership of 9.1 million shares of the Company's common stock, issued as part of the consideration for the Merger with Legacy CIFC. As such, related party transactions include (i) the deferred purchase payments including those classified as contingent liabilities (see Note 9), (ii) CIFC Parent's investments in CLOs managed by the Company; including eight CLOs of which six were Consolidated CLOs as of March 31, 2013 and nine CLOs of which seven were Consolidated CLOs as of December 31, 2012 and (iii) the management agreement to provide certain administrative and support services to CIFC Parent.

DFR Holdings—DFR Holdings is considered a related party as a result of its ownership of 4.5 million shares of the Company's common stock, issued as part of the consideration for the acquisition of CNCIM. In addition, DFR Holdings owns $25.0 million aggregate principal amount of the Company's Convertible Notes which is convertible into 4.1 million shares of the Company's common stock. As such, related party transactions include (i) the interest expense on Convertible notes of $0.8 million for both the three months ended March 31, 2013 and 2012, (ii) the deferred purchase payments and (iii) the management agreement to provide certain administrative and support services to DFR Holdings.

Total related party receivables and investment advisory fee revenues related to management agreements noted above are as follows:

	Receivables		Investment Advisory Fees
	March 31, 2013	December 31, 2012	For the Three Months Ended March 31,
			2013	2012
	(in thousands)
CIFC Parent	$65	$19	$46	$50
DFR Holdings	30	17	13	20
Total Related Party Investment Advisory Fees	$95	$36	$59	$70
Note 16—Restructuring Charges

The table below provides a rollforward of the accrued restructuring charges:

	For the Three Months Ended March 31,
	2013	2012
	(in thousands)
Accrued Restructuring Charges, beginning of period	$1,410	$1,490
Provision (1)	—	3,904
Payments	(523)	(3,434)
Non-Cash Settlement (2)	—	(783)
Accrued Restructuring Charges, end of period	$887	$1,177

Explanatory Notes:
_________________________________

(1)
During the three months ended March 31, 2012, the Company recorded lease termination fees of $3.1 million, a loss on disposal of associated equipment and improvements of $1.4 million, partially offset by a $(0.6) million reversal of deferred rent in conjunction with the closure of the Company's former Rosemont, Illinois office.

(2)	For the three months ended March 31, 2012, non-cash settlement represents the loss on disposal of equipment and improvements partially offset by the reversal of deferred rent payments noted above.

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17—Commitments and Contingencies
Legal Proceedings
In the ordinary course of business, the Company may be subject to legal and regulatory proceedings and examinations that are generally incidental to the Company's ongoing operations. While there can be no assurance of the ultimate disposition of any such proceedings or examinations, the Company does not believe their disposition will have a material adverse effect on the Company's Condensed Consolidated Financial Statements.

In addition, in connection with activities of one of the Company's investment advisor subsidiaries that occurred prior to the Company's acquisition of such investment advisor, the Company made certain voluntary reimbursements and other payments to certain investors and CLOs currently or formerly managed by such investment advisor. As a result of a contractual arrangement the Company was fully indemnified for these payments by the seller of such investment advisor and do not believe they had a material adverse impact on the Company's Condensed Consolidated Financial Statements.
Lease Commitments
Total occupancy expense for both the three months ended March 31, 2013 and 2012 was $0.4 million. The future minimum commitments under the Company's lease agreement are as follows:

(In thousands)
2013 (remaining 9 months)	$803
2014	1,607
2015	1,607
2016	1,607
2017	1,607
Thereafter	8,690
$15,921

Other Commitments and Contingencies

The Consolidated CLOs have unfunded investment commitments on loans of $54.2 million and $55.3 million as of March 31, 2013 and December 31, 2012, respectively. The timing and amount of additional funding on these loans are at the discretion of the borrower, to the extent the borrower satisfies certain requirements and provides certain documentation. The Company does not have any obligation to fund these commitments.

Note 18—Subsequent Events

On May 10, 2013, the Company announced its plan to enter into a strategic relationship with HarbourVest Partners, LLC ("HarbourVest"), a leading, global private markets investment firm for over 30 years and an established investor in mezzanine and European senior loans. HarbourVest plans to offer investment opportunities in U.S. senior secured loans to its investors, exclusively with CIFC.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with our Condensed Consolidated Financial Statements and notes thereto included in Part I—Item 1. Condensed Consolidated Financial Statements and Notes (Unaudited) of this Quarterly Report on Form 10-Q (the “Quarterly Report”).  The statements in this discussion regarding the industry outlook and our expectations regarding the future performance of our business and the other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in Special Note Regarding Forward-Looking Statements and Part I—Item 1A. Risk Factors in our 2012 Annual Report on Form 10-K. Unless otherwise noted or the context otherwise requires, we refer to CIFC Corp. as “CIFC,” to CIFC and its subsidiaries as “we,” “us,” “our,” “our company” or “the Company,” to CIFC Asset Management LLC, one of our wholly-owned subsidiaries, as “CIFCAM,” to Deerfield Capital Management LLC, one of our indirect wholly-owned subsidiaries, as “DCM,” to CypressTree Investment Management, LLC, one of our indirect wholly-owned subsidiaries, as “CypressTree,” to Columbus Nova Credit Investments Management, LLC, one of our indirect wholly-owned subsidiaries, as “CNCIM” and to CIFCAM, DCM, CypressTree and CNCIM together as the “Advisors.”

Overview

CIFC Corp. (“CIFC” and, together with its subsidiaries, “we” or "us") is a Delaware corporation that specializes in managing investment products which include corporate credit obligations and primarily senior secured corporate loans (“SSCLs”), as the primary underlying investments.
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
The investment advisory fees paid to us by these investment products is our primary source of revenue and are generally paid on a quarterly basis and are ongoing as long as we manage the products. Investment advisory fees typically consist of senior and subordinated management fees based on the amount of assets held in the investment product and, in some cases, incentive fees based on the returns generated for certain investors. We also earn net investment income and incur gains/losses from our investments in CLOs (also referred to as equity investments in CLOs below), warehouses and other investment products we manage.
Market and Economic Conditions

During the first quarter of 2013, the CLO market showed signs of improvement from the fourth quarter of 2012, with higher levels of CLO issuances. The new-issued leveraged loan volume topped $185.2 billion, a year over year increase of 61%. During the quarter, the credit market started seeing a move from fixed rate bonds to floating rate loans as investors contributed $12.7 billion into loan mutual funds and the CLO volume reached a post-crisis high of $26.3 billion. We also witnessed benchmark rates remaining near historic lows, high yield spreads tightening moderately and default rates remaining relatively consistent at 2.21%. Overall, the loan market has been generally unaffected by the different risk markets with strong inflows, CLO issuances, pay downs and coupon payments.

The overall U.S. economy saw further improvements in consumer and business spending, housing and unemployment rates which is a contrast to the overall global economy. Fiscal tightening in the U.S., however, has had a negative impact on growth and could impact U.S. corporate profitability as well as curtail U.S. growth. With respect to the overall U.S., global and CLO markets, we remain cautious with respect to investments and could be vulnerable to volatility in transaction activity, fees and potential future investment gains.

Executive Overview

We had a strong first quarter with asset management fee revenues and Economic Net Income ("ENI") increasing significantly over the prior year quarter. We sponsored two newly issued CLOs totaling $1.0 billion and our loan-based Fee Earning Assets Under Management ("Fee Earning AUM" or "AUM") increased (after normal attrition) to $12.4 billion from $11.8 billion at December 31, 2012 and from $10.4 billion at March 31, 2012. Also, we are excited to be teaming up with HarbourVest and see significant opportunity to jointly deliver investment solutions focused on private debt.  We continue to focus on growth in this market environment.

CIFC reported net income attributable to CIFC Corp. of $2.8 million for the first quarter of 2013, compared to $1.6 million in the same period of the prior year. This $1.2 million increase from the prior year period was primarily due to the increases in (i) incentive fees as more CLOs reached their incentive fee hurdles compared the first quarter of the prior year, (ii) senior and subordinated management fees from the issuances of five new CLOs and the acquisition of CLOs since the first quarter of 2012, (iii) net investment income from realized gains due to the settlement on two warehouses, (iv) decreases in net losses on contingent liabilities due to changes in expected performance on certain CLOs and (v) the absence of restructuring costs during the current period. These increases were offset by (i) higher unrealized losses on the investments in CLOs and warehouses due to the softening in CLO equity prices during the period, (ii) principal paydowns, calls and redemptions of certain legacy CLOs and CDOs, (iii) higher taxes, (iv) higher compensation and professional fees to support our continued growth and (iv) during the first quarter of 2012, CIFC recorded a gain on sale from Gillespie CLO PLC ("Gillespie", a European CLO) of $5.8 million.

CIFC reported non-GAAP ENI of $6.2 million for the first quarter of 2013, compared to $2.3 million for the same period in the prior year. See the reconciliation to GAAP net income under the Section entitled Economic Net Income "ENI" (Non-GAAP Measures). ENI increased period to period by $3.9 million primarily as a result of the increase in (i) incentive fees as more CLOs reached their incentive fee hurdles compared to the first quarter of the prior year, (ii) senior and subordinated management fees from the issuances of five new CLOs and the acquisition of four CLOs since the first quarter of 2012 and (iii) net investment income from realized gains due to the settlement on two warehouses. These increases were partially offset by (i) higher unrealized losses on investments in CLOs and warehouses due to the changes in the current market values of the assets, (ii) principal paydowns, calls and redemptions of certain legacy CLOs and CDOs as well as (iii) higher expenses to support our continued growth.

Fee Earning AUM

The following table summarizes the Fee Earning AUM, for which we are paid a management fee by significant investment product category (1):

	March 31, 2013		December 31, 2012		March 31, 2012
	Number of Accounts	Fee Earning AUM (2)	Number of Accounts	Fee Earning AUM (2)	Number of Accounts	Fee Earning AUM (2)
		(In thousands)		(In thousands)		(In thousands)
Post 2011 CLOs	5	$2,585,214	3	$1,579,558	1	$398,683
Legacy CLOs (3)	27	9,004,131	29	9,599,220	27	9,945,083
Total CLOs	32	11,589,345	32	11,178,778	28	10,343,766
Other Loan-Based Products	2	780,288	3	666,120	1	73,256
Total Loan-Based AUM	34	12,369,633	35	11,844,898	29	10,417,022
ABS CDOs	9	2,038,739	10	2,402,088	10	2,823,527
Corporate Bond CDOs	3	48,578	4	67,053	4	180,692
Total Fee Earning AUM	46	$14,456,950	49	$14,314,039	43	$13,421,241

Explanatory Notes:
_________________________________

(1)	We do not expect to issue new CDOs in the future. Fee Earning AUM on CDOs are expected to continue to decline as these funds run-off per their contractual terms.

(2)
Fee Earning AUM generally reflects the aggregate principal or notional balance of the collateral and, in some cases, the cash balance held by the CLO as of the date of the last trustee report received for each CLO prior to the respective AUM date.

(3)	Legacy CLOs represent all managed CLOs issued prior to 2011, including CLOs acquired since 2011 but issued prior to 2011.

Total Fee Earning AUM activity for the three months ended March 31, 2013 is as follows:

(In thousands)
Total loan-based AUM - Beginning Balance	$11,844,898
CLO New Issuances	1,001,334
CLO Principal Paydown	(412,412)
CLO Calls, Redemptions and Sales	(165,141)
Fund Subscriptions	122,597
Fund Redemptions	(10,354)
Other (1)	(11,289)
Total loan-based AUM - Ending Balance	12,369,633
Total CDOs	2,087,317
Total Fee Earning AUM - Ending Balance	$14,456,950

Explanatory Note:
_________________________________
(1)     Other includes changes in collateral balances of CLOs between periods and market appreciation on other loan-based products.

During the three months ended March 31, 2013, total AUM increased by $0.1 billion primarily as a result of increases in loan-based AUM of $0.5 billion, partially offset by the decreases in CDO AUM of $0.4 billion. The increase in loan-based AUM was primarily a result of the issuance of two CLOs with AUM of approximately $1.0 billion. These increases were partially offset by the calls and redemptions of two CLOs: Cumberland II CLO Ltd. and Rosemont CLO, Ltd., as well as declines in AUM from certain CLOs which have reached the end of their contractual reinvestment periods. Most of the CLOs and CDOs issued prior to 2011 that we manage have passed their first optional call date and are generally callable by their subordinated note holders, subject to satisfaction of certain conditions. CDO AUM declined during the three months ended March 31, 2013, primarily due to the exit of their scheduled reinvestment periods. We do not expect to issue new CDOs so we expect CDO AUM to continue to decline going forward as these funds run-off per their contractual terms.

The structure of the CLOs we manage affects the investment advisory fees paid to us. The following summarizes select details of the structure of each of the CLOs we manage:

	Issuance Date	March 31, 2013 Fee Earning AUM	First Optional Call Date (1)	Termination of Reinvestment Period (2)	Maturity Year (3)
	Month/Year	(In thousands)	Month/Year
Post 2011 CLOs
CIFC Funding 2011-I, Ltd. ("CIFC CLO 2011-I")	01/12	$401,771	01/14	01/15	2023
CIFC Funding 2012-I, Ltd. ("CIFC CLO 2012-I")	07/12	452,493	08/14	08/16	2024
CIFC Funding 2012-II, Ltd. ("CIFC CLO 2012-II")	11/12	729,617	12/14	12/16	2024
CIFC Funding 2012-III, Ltd. ("CIFC CLO 2012-III")	01/13	500,295	01/15	01/17	2025
CIFC Funding 2013-I, Ltd. ("CIFC CLO 2013-I")	03/13	501,038	04/15	04/17	2025
Total Post 2011 CLOs		2,585,214
Legacy CLOs
Forest Creek CLO Ltd.	05/03	21,323	07/07	07/08	2015
Navigator 2003 CLO, Ltd. (4)	12/03	15,749	02/07	11/08	2015
Navigator 2004 CLO, Ltd. (4)	10/04	87,639	01/11	01/11	2017
Hewett's Island CLO II, Ltd.	12/04	53,962	12/08	12/10	2016
Market Square CLO Ltd.	05/05	80,276	07/07	04/11	2017
Navigator 2005 CLO, Ltd. (4)	07/05	166,695	10/11	10/11	2017
Hewett's Island CLO III, Ltd.	08/05	142,678	08/09	08/11	2017
Marquette Park CLO Ltd.	12/05	184,209	04/10	01/12	2020
Bridgeport CLO Ltd.	06/06	480,677	10/09	07/13	2020
CIFC Funding 2006-I, Ltd.	08/06	457,909	10/10	10/12	2020
Columbus Nova 2006-I, Ltd.	08/06	378,258	10/09	10/12	2018
Navigator 2006 CLO, Ltd. (4)	09/06	323,075	09/10	09/13	2020
CIFC Funding 2006-I B, Ltd.	10/06	394,499	12/10	12/12	2020
Burr Ridge CLO Plus Ltd.	12/06	283,233	06/12	03/13	2023
CIFC Funding 2006-II, Ltd.	12/06	616,438	3/11	03/13	2021
Columbus Nova 2006-II, Ltd.	12/06	495,360	02/10	02/13	2018
Hewett's Island CLO V, Ltd.	12/06	361,401	12/09	12/12	2018
CIFC Funding 2007-I, Ltd.	02/07	395,811	05/11	11/13	2021
CIFC Funding 2007-II, Ltd.	03/07	591,601	04/11	04/14	2021
Columbus Nova 2007-I, Ltd.	03/07	479,078	05/10	05/13	2019
Hewett's Island CLO VI, Ltd.	05/07	362,369	06/10	06/13	2019
Schiller Park CLO Ltd.	05/07	409,389	07/11	04/13	2021
Bridgeport CLO II Ltd.	06/07	492,404	12/10	09/14	2021
CIFC Funding 2007-III, Ltd.	07/07	439,410	07/10	07/14	2021
Primus CLO II, Ltd.	07/07	367,242	10/11	07/14	2021
CIFC Funding 2007-IV, Ltd.	09/07	490,679	09/10	09/12	2019
Columbus Nova 2007-II, Ltd.	11/07	432,767	10/10	10/14	2021
Total Legacy CLOs		9,004,131
Total CLOs		$11,589,345
Explanatory Notes:
_________________________________

(1)	CLOs are generally callable by equity holders once per quarter beginning on the "first optional call date" and subject to satisfaction of certain conditions.

(2)
Termination of reinvestment period refers to the date after which we can no longer use certain principal collections to purchase additional collateral, and such collections are instead used to repay the outstanding amounts of certain debt securities issued by the CLO.

(3)	Represents the contractual maturity of the CLO. Generally, the actual maturity of the deal is expected to occur in advance of contractual maturity.

(4)	Represents acquisition of rights to manage four CLOs through the completion of the GECC transaction. See "Item1 - Condensed Consolidated Financial Statements - Note 4" for further details.

Results of Consolidated Operations

We are required to consolidate into our financial statements certain variable interest entities (“Consolidated VIEs”) in which we are deemed to be the primary beneficiary in accordance with GAAP consolidation guidance. This includes certain of the CLOs, CDOs and other entities we manage. See below—Consolidated VIEs for the additional information. The following table presents our comparative Condensed Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012:

	For the Three Months Ended March 31,		2013 vs. 2012
	2013	2012	Variance	% Variance
	(In thousands, except share and per share amounts)
Revenues
Investment advisory fees	$2,642	$2,744	$(102)	(4)%
Net investment income	(9)	1	(10)	>(100%)
Total net revenues	2,633	2,745	(112)	(4)%
Expenses
Compensation and benefits	7,524	5,744	1,780	31%
Professional services	1,923	724	1,199	166%
General and administrative expenses	1,483	1,404	79	6%
Depreciation and amortization	4,218	4,851	(633)	(13)%
Restructuring charges	—	3,904	(3,904)	(100)%
Total expenses	15,148	16,627	(1,479)	(9)%
Other Income (Expense) and Gain (Loss)
Net gain (loss) on investments at fair value	349	—	349	100%
Net gain (loss) on liabilities at fair value	(114)	(2,377)	2,263	(95)%
Corporate interest expense	(1,482)	(1,469)	(13)	1%
Net gain on the sale of management contract	752	5,772	(5,020)	(87)%
Other, net	3	(41)	44	>(100%)
Net other income (expense) and gain (loss)	(492)	1,885	(2,377)	>(100%)
Operating income (loss)	(13,007)	(11,997)	(1,010)	8%

Results of Consolidated VIEs
Net gain (loss) from activities of Consolidated VIEs	56,898	40,563	16,335	40%
Expenses of Consolidated VIEs	(9,840)	(1,783)	(8,057)	>(100%)
Net results of Consolidated VIEs	47,058	38,780	8,278	21%
Income (loss) before income tax (expense) benefit	34,051	26,783	7,268	27%
Income tax (expense) benefit	(3,110)	1,724	(4,834)	>(100%)
Net income (loss)	30,941	28,507	2,434	9%
Net (income) attributable to noncontrolling interest and Consolidated VIEs	(28,154)	(26,912)	(1,242)	5%
Net income (loss) attributable to CIFC Corp.	$2,787	$1,595	$1,192	75%
Earnings (loss) per share:
Basic	$0.13	$0.08	$0.05	63%
Diluted	$0.13	$0.08	$0.05	63%
Weighted-average number of shares outstanding:
Basic	20,797,490	20,426,118	371,372	2%
Diluted	25,793,831	24,610,121	1,183,710	5%

Net income attributable to CIFC Corp. was $2.8 million, or $0.13 per fully diluted share, for the three months ended March 31, 2013, compared to $1.6 million, or $0.08 per fully diluted share, in the same period of the prior year. Net income attributable to CIFC Corp. increased by $1.2 million from the prior year predominantly due to the following:

Total Net Revenues—Total net revenues remained relatively flat period to period.

Total Expenses—Our total expenses decreased year over year as we did not incur restructuring costs during the current quarter compared to the prior year quarter. This decrease was partially offset by higher compensation and benefits and professional fees.

During 2012, restructuring charges included the termination of our Rosemont, Illinois lease related to the consolidation of operations at the corporate headquarters in New York, the disposal of the related fixed assets from the lease termination and additional severance costs from the final integration of management teams after the April 13, 2011 merger with Commercial Industrial Finance Corp. ("Legacy CIFC") (also known as the "Merger").

Compensation and benefits increased by $1.8 million from the prior year primarily related to the amortization of stock options granted during 2012 to date as well as the amortization and re-measurement of the profits interest granted in 2011 by CIFC Parent Holdings LLC ("CIFC Parent," one of our significant shareholders) to our employees. In addition, professional fees increased period to period as prior year fees included the benefit of proceeds received from an insurance settlement related to legal fees from 2011.

Net other income (expense) and gain (loss)—Total Net other income (expense) and gain (loss) decreased by $2.4 million period to period, primarily due to gains on the sale of management contracts during the first quarter of 2012, as we sold our rights to manage Gillespie (see "Item 1—Notes to Consolidated Financial Statements—Note 10"). This decrease was partially offset by an increase in Net gain (loss) on liabilities at fair value as a result of smaller declines in the fair value of our contingent liabilities related to fee sharing due to the expected performance on certain CLOs.

Net results of Consolidated VIEs attributable to CIFC Corp.—Net results of Consolidated VIEs attributable to CIFC Corp. includes the operating results of our portion of the Consolidated VIEs (including our Consolidated CLOs). For the three months ended March 31, 2013 and 2012, we had $18.9 million and $11.9 million, respectively,  of  Consolidated VIE investment advisory fees and net investment interest income related to our investments in the equity of CLOs we manage (see  below - Consolidated VIEs for further details).

The increase in Net results of Consolidated VIEs attributable to CIFC Corp. is primarily due to an increase in Consolidated VIE investment advisory fees due to the issuances of five new CLOs since the first quarter of 2012 and net investment income from realized gains due to the settlement of two warehouses.

Income tax expense (benefit)—Income tax expense increased during the quarter primarily due to higher pre-tax net income attributable to CIFC Corp. in the current quarter compared to the same quarter in the prior year.

Economic Net Income "ENI" (Non-GAAP Measures)

ENI is a non-GAAP financial measure of profitability which we use in addition to GAAP to measure the performance of our core business. We believe ENI reflects the nature and substance of the business and the economic results driven by investment advisory fee revenues from the management of client funds and earnings on our investments. ENI represents net income (loss) attributable to CIFC Corp. before taxes, realized and unrealized gain (loss) on dispositions of non-core assets, a portion of non-cash compensation related to profits interests granted by CIFC Parent (one of our significant shareholders) in June 2011, amortization and impairments of intangible assets, gains (losses) on derivatives and liabilities, certain non-recurring operating expenses and strategic transaction expenses (such as those associated with mergers and acquisitions). ENI also presents investment advisory fee revenues net of any fee-sharing arrangements.

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

	For the Three Months Ended March 31,
	2013	2012
	(in thousands)
GAAP Net income (loss) attributable to CIFC Corp.	$2,787	$1,595
Advisory fee sharing arrangements (1)	(4,210)	(2,409)
Compensation costs (2)	1,098	—
Professional services - insurance settlement received	—	(657)
Amortization and impairment of intangibles	4,049	4,726
Restructuring charges	—	3,904
Net gain/loss on liabilities, derivatives and other	111	2,588
Gain on sales of contracts	(752)	(5,772)
Income tax (expense) benefit	3,110	(1,724)
Total reconciling and non-recurring items	3,406	656
ENI	$6,193	$2,251

Explanatory Notes:
______________________________

(1)
We share advisory fees on certain of the CLOs we manage (for example, advisory fees on certain acquired funds are shared with the party that sold the funds to us). These amounts are netted from investment advisory fees in the computation of ENI.

(2)
For the three months ended March 31, 2013, compensation has been adjusted for non-cash compensation related to profits interest granted to certain CIFC employees by CIFC Parent Holdings LLC (as a significant stockholder in us) in 2011 and sharing of incentive fees with certain former employees established in connection with our acquisition of CNCIM.

The following table presents our components of ENI for the three months ended March 31, 2013 and 2012:

	For the Three Months Ended March 31,		2013 vs. 2012
	2013	2012	Variance	% Variance
	(in thousands)
Adjusted revenues
Investment advisory fees (1)	$16,588	$11,836	$4,752	40%
Net investment income	1,089	538	551	>100%
Total adjusted net revenues	17,677	12,374	5,303	43%

Adjusted expenses
Compensation and benefits	6,426	5,744	682	12%
Professional services	1,923	1,381	542	39%
General and administrative expenses	1,484	1,404	80	6%
Depreciation and amortization	169	125	44	35%
Corporate interest expense	1,482	1,469	13	1%
Total adjusted expenses	11,484	10,123	1,361	13%

ENI	$6,193	$2,251	$3,942	>100%

Explanatory Note:
______________________________

(1)	See Adjusted investment advisory fees table below for details of revenue components.

Adjusted investment advisory fees—The following table presents our components of investment advisory fees as adjusted for ENI for the three months ended March 31, 2013 and 2012:

	For the Three Months Ended March 31,
	2013			2012			2013 vs. 2012
	CLOs	CDOs	Total	CLOs	CDOs	Total	Variance	% Variance
	(In thousands)
Senior management fees	$4,765	$483	$5,248	$4,030	$751	$4,781	$467	10%
Subordinated management fees	8,346	—	8,346	6,742	—	6,742	1,604	24%
Incentive management fees	2,613	—	2,613	213	—	213	2,400	>100%
Subtotal	$15,724	$483	$16,207	$10,985	$751	$11,736	4,471	38%
Other advisory fees	—	—	381	—	—	100	281	>100%
Total adjusted investment advisory fee revenues	$15,724	$483	$16,588	$10,985	$751	$11,836	$4,752	40%

Total adjusted advisory fee revenue increased by $4.8 million or 40% primarily as a result of an increase in incentive fees as more CLOs reached their incentive fee hurdles compared to the first quarter of the prior year. In addition, total adjusted advisory fee revenues includes a full quarter of results from CLOs issued and acquired since 2012 to date, including the issuance of two new CLOs: CIFC CLO 2012-III and CIFC CLO 2013-I during the first quarter of 2013. These increases were offset by the principal paydowns, calls and redemptions of certain legacy CLOs and CDOs.

During the three months ended March 31, 2013 and 2012, adjusted investment advisory fees from CLOs comprised of 95% and 93%, respectively, of adjusted total investment advisory fee revenues.

Adjusted net investment income—Adjusted net investment income increased by $0.6 million from the first quarter of the prior year. During the three months ended March 31, 2013, we realized gains on the settlement of two warehouses related to the issuances of CLOs and recognized higher interest income on our CLO investments from new investments entered into since 2012 to date. These increases were offset by net total unrealized loss positions on our CLO and warehouse investments due to the softening in CLO equity prices during the period.

Adjusted expenses—Adjusted expenses increased $1.4 million or 13% from the same period in the prior year primarily due to the increase in adjusted compensation and benefits and adjusted professional fees to support the continued growth of the business. Compensation and benefits increased primarily as a result of the amortization of additional stock options granted during 2012 and 2013 under the 2011 Stock Plan (see "Item 1—Condensed Consolidated Financial Statements—Note 12)".

Liquidity and Capital Resources

As of March 31, 2013, the Company's total liquidity was comprised of unrestricted cash and cash equivalents of $39.1 million, warehouse investments of $15.3 million and other investments of $60.2 million. The decrease of $8.6 million in cash and cash equivalents from $47.7 million as of December 31, 2012, was primarily attributable to (i) net new investments in equity of CLOs and warehouses during the period and (ii) a bridge loan provided by the Company to a third party investor in a warehouse investment, which was subsequently repaid in April and (iii) payments of contingent liabilities. This was partially offset by (i) proceeds received from the settlement of two warehouses related to the two CLOs that were issued in the quarter, and (ii) quarterly operating cash flow.

Other Sources and Uses of Funds

Deferred Purchase Payments—In April 2011, we completed the Merger with Legacy CIFC. As a result of the Merger, Legacy CIFC became CIFCAM, a wholly-owned subsidiary of CIFC. The consideration for the Merger includes the payment to CIFC Parent, the sole stockholder of Legacy CIFC, $7.5 million of cash payable in three equal installments of $2.5 million (subject to certain adjustments). Subsequent to quarter end, on April 12, 2013, we made the final deferred purchase payment related to the Merger of $2.5 million leaving no remaining amounts outstanding under this agreement.

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

The present value of the remaining deferred purchase payments of $4.9 million is included in the Condensed Consolidated Balance Sheets as of March 31, 2013.

Contingent Liabilities and Other Commitments—In connection with the Merger, we established or assumed certain contingent liabilities that combine to have an estimated fair value of $30.3 million as of March 31, 2013.

The contingent liabilities from the Merger are payable to CIFC Parent. The terms of these payments are as follows: (i) the first $15.0 million of incentive fees received by the combined company from six of the CLOs managed by CIFC Asset Management LLC (the "Legacy CIFC CLOs") as of April 13, 2011 (the "Merger Closing Date"), (ii) 50% of any incentive fees in excess of $15.0 million in aggregate received from Legacy CLOs by the combined company over ten years from the Merger Closing Date and (iii) payments relating to the present value of any such incentive fees from the Legacy CIFC CLOs that remain payable to the combined company after the tenth anniversary of the Merger Closing Date. During the three months ended March 31, 2013 and 2012, we made payments of $2.9 million and $1.0 million, respectively, related to these contingent liabilities. As of March 31, 2013, the remaining payments under item (i) was $3.1 million.

In addition, there were contingent liabilities assumed in the Merger that primarily represent contingent consideration related to Legacy CIFC’s acquisition of CypressTree in December 2010. The assumed contingent liabilities are based on a fixed percentage of certain advisory fees from the CypressTree CLOs. These fixed percentages vary by CLO and have a minimum fixed percentage of 55%. During the three months ended March 31, 2013 and 2012, we made payments of $0.7 million and $4.3 million, respectively, related to these contingent liabilities.  Payments made during the three months ended March 31, 2012, included $3.0 million of one-time earn out payments for three of the CypressTree management contracts which reduced the required future payments.

Tax Payments—The Merger resulted in an Ownership Change (as defined in Sections 382 and 383 of the Internal Revenue Code of 1986, as amended) of Legacy CIFC thereby resulting in a Section 382 Limitation of approximately $9.5 million annually on our ability to utilize the Legacy CIFC NOLs to reduce taxable income. As of December 31, 2012, the combined federal NOL, NCL and built-in loss carryforwards related to Legacy CIFC were fully utilized. Accordingly, these benefits will not be available to reduce cash taxes in 2013.

Long-Term Debt—The following table summarizes our long-term debt:

	March 31, 2013			December 31, 2012
	Carrying Value	Current Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Carrying Value	Current Weighted Average Borrowing Rate	Weighted Average Remaining Maturity
	(In thousands)		(In years)	(In thousands)		(In years)
Recourse debt:
March Junior Subordinated Notes (1)	$95,000	1.00%	22.6	$95,000	1.00%	22.8
October Junior Subordinated Notes (2)	25,000	3.80%	22.6	25,000	3.81%	22.8
Total Subordinated Notes Debt	$120,000	1.58%	22.6	$120,000	1.59%	22.8

Convertible Notes (3)	$18,450	9.00%	4.7	$18,233	9.00%	4.9
Total recourse debt	$138,450			$138,233

Non-recourse Consolidated VIE debt:
Consolidated CLOs (4)	$10,129,709	1.28%	8.3	$9,325,982	1.16%	8.1
Warehouses (5) (6)	133,184	1.03%	0.2	270,452	2.12%	n/m
Total non-recourse Consolidated VIE debt	$10,262,893	1.28%	8.2	$9,596,434	1.19%	7.9
Total long-term debt	$10,401,343			$9,734,667

Explanatory Notes:
________________________________
n/m - not meaningful

(1)	March Junior Subordinated Notes bear interest at an annual rate of 1% through April 30, 2015 and LIBOR plus 2.58% thereafter until maturity, October 30, 2035.

(2)	October Junior Subordinated Notes bear interest at an annual rate of LIBOR plus 3.50% and mature on October 30, 2035.

(3)
As of March 31, 2013 and December 31, 2012, Convertible Notes were recorded net of discount of $6.5 million and $6.8 million, respectively. The Convertible Notes currently pay interest at the 9.00% stated rate; however, including the discount, the effective rate of interest is 18.14%. The Convertible Notes will mature on December 9, 2017.

(4)
Long-term debt of the Consolidated CLOs is recorded at fair value. The subordinated notes do not have a stated interest rate, and are therefore excluded from the calculation of the weighted average borrowing rate. The par value of the Consolidated CLOs long-term debt (including subordinated notes) was $10.6 billion and $9.8 billion as of March 31, 2013 and December 31, 2012, respectively.

(5)
Long-term debt of warehouses not held by us is recorded at fair value. As of March 31, 2013 and December 31, 2012, the fair value excludes the preferred shares of CIFC 2013-II Warehouse and CIFC 2012-III Warehouse, respectively, which have a par value of $25.1 million and $14.3 million, respectively. They do not have a stated interest rate and are excluded from the calculation of the weighted average borrowing rate. As of March 31, 2013 and December 31, 2012 total carrying value of warehouses related to CIFC 2013-II Warehouse and CIFC 2012-III Warehouse, respectively.

(6)	Weighted average remaining maturity for warehouses are based on anticipated settlement dates. Contractual maturity for CIFC 2013-II Warehouse is January 23, 2015.

Covenants—Junior Subordinated Notes—The Junior Subordinated Notes contain certain restrictive covenants including (i) a requirement that all asset management activities to be conducted by CIFC Corp. and its subsidiaries, and which permits us to sell equity and material assets of DCM only if all investment advisory fees and proceeds from equity and asset sales are subject to the limits on restricted payments set forth in the Note Indentures, (ii) a debt covenant that permits CIFC Corp. and DCM to incur indebtedness only if the proceeds of such indebtedness are subject to the limits on restricted payments set forth in the Note Indentures and (iii) a restricted payments covenant that restricts our ability to pay dividends or make distributions in respect of our equity securities, subject to a number of exceptions and conditions.
Covenants—Convertible Notes—The Convertible Notes Agreement contains customary events of default and covenants including (i) that we will not, and will not permit any of our subsidiaries to, incur any indebtedness that is contractually subordinated in right of payment to our other indebtedness unless such indebtedness is also contractually subordinated in right of payment to the Convertible Notes on substantially similar terms; (ii) that we will not consolidate or merge with or into another person or sell, transfer or otherwise dispose of all or substantially all of our assets to another person unless certain conditions are satisfied; (iii) that, upon a change of control, we will offer to repurchase all or any part of the Convertible Notes of each holder of Convertible Notes at a purchase price in cash equal to 100% of the aggregate principal amount of the Convertible Notes repurchased, plus accrued and unpaid interest; and (iv) that we will use commercially reasonable efforts to keep the Conversion Shares listed on the NASDAQ Stock Market or another securities exchange on which our common stock is listed or quoted.
Lease Commitments—The future minimum commitments under our lease agreement are as follows:

(In thousands)
2013 (remaining 9 months)	$803
2014	1,607
2015	1,607
2016	1,607
2017	1,607
Thereafter	8,690
$15,921

Share Repurchase Program—During the three months ended March 31, 2013, we repurchased 24 common shares in open-market transactions for a de minimus aggregate cost with an average price per share of $7.28.  As of March 31, 2013 we were authorized to repurchase up to $5.6 million of our common stock under a board of director's approved share repurchase program.

Consolidated VIEs

Although we consolidate all the assets and liabilities of the Consolidated VIEs, our maximum exposure to loss is limited to our investments and beneficial interests in the Consolidated VIEs and the receivables of the Consolidated VIEs. All these items are eliminated upon consolidation. The assets of each of the Consolidated VIEs are generally held by the trustee of each fund solely as collateral to satisfy the obligations of the Consolidated VIEs. If we were to liquidate, the assets of the Consolidated VIEs would not be available to our general creditors, and as a result, we do not consider them our assets. Additionally, the investors in the debt of the Consolidated VIEs have no recourse to our general assets. Therefore, this debt is not our obligation.

Consolidated CLOs—As of March 31, 2013, we consolidated 25 CLOs and 1 CDO (the "Consolidated CLOs"). See "Item 1—Condensed Consolidated Financial Statements—Note 2" for additional information. The following table summarizes our consolidated assets and non-recourse liabilities of the Consolidated CLOs included in the Condensed Consolidated Balance Sheets and the total maximum exposure to loss on these Consolidated CLOs, as follows (1):

	March 31, 2013	December 31, 2012
	(In thousands)
Total Assets	$11,098,564	$9,933,495
Total Liabilities (non-recourse)	10,934,644	9,806,010

Maximum exposure to loss:
Investments and beneficial interests	$54,954	$47,454
Receivables	2,828	2,674
Total maximum exposure to loss	$57,782	$50,128

Explanatory Note:
________________________________

(1)	In addition, exposure to loss includes future investment advisory fees on the Consolidated VIEs. This has not been included in the table above.

Other Consolidated Entities—The following table summarizes our consolidated assets and non-recourse liabilities of other consolidated VIEs included in the Condensed Consolidated Balance Sheets:

	March 31, 2013			December 31, 2012
	Consolidated Assets	Consolidated Total Non-Recourse Liabilities	Maximum Exposure to Loss (1)	Consolidated Assets	Consolidated Total Non-Recourse Liabilities	Maximum Exposure to Loss (1)
	(In thousands)
Warehouses (1)	$256,894	$241,576	$15,273	$334,420	$307,025	$26,723

Explanatory Note:
________________________________

(1)
Maximum exposure to loss is generally limited to our investment in the entity. As of March 31, 2013 and December 31, 2012, outstanding warehouses included the CIFC 2013-II Warehouse and CIFC 2012-III Warehouse, respectively

Total net results of consolidated VIEs included on our Condensed Consolidated Statements of Operations was as follows:

	For the Three Months Ended March 31,
	2013	2012
	(In thousands)
Consolidated CLOs	$47,686	$37,519
Warehouses (1)	(628)	1,431
DFR MM CLO (2)	—	(170)
Net results of Consolidated VIEs	47,058	38,780
Net (income) attributable to noncontrolling interest and Consolidated VIEs	(28,154)	(26,912)
Net results of Consolidated VIEs attributable to CIFC Corp.	$18,904	$11,868

Characteristics of net results of Consolidated VIEs attributable to CIFC Corp:
Consolidated VIE investment advisory fees	$18,155	$11,501
Consolidated VIE net investment income	749	367
Net results of Consolidated VIEs attributable to CIFC Corp.	$18,904	$11,868

Explanatory Notes:
________________________________

(1)	During the three months ended March 31, 2013 and 2012, we consolidated three and one warehouse investment(s), respectively.

(2)	In February 2012, we sold its investments in and the rights to manage the DFR Middle Market CLO Ltd.

Unconsolidated VIEs—As of March 31, 2013, we had variable interests in 22 additional CLOs and CDOs and other investment products, which we manage, that were not consolidated (the "Unconsolidated VIEs") as we were not deemed to be the primary beneficiary with respect to those VIEs. As of March 31, 2013 and December 31, 2012, our maximum exposure to loss associated with the Unconsolidated VIEs was limited to $5.3 million and $5.1 million, respectively, of investments made by us in an Unconsolidated VIE and current investment advisory fee receivables of $0.6 million for both periods. In addition, exposure to loss includes future investment advisory fees on the Consolidated VIEs.

Related Party Transactions

CIFC Parent—CIFC Parent is considered a related party as a result its ownership of 9.1 million shares of our common stock, issued as part of the consideration for the Merger with Legacy CIFC. As such, related party transactions include (i) the deferred purchase payments including those classified as contingent liabilities (see above—Deferred Purchase Payments and Contingent Liabilities and Other Commitments), (ii) CIFC Parent's investments in CLOs managed by us; including eight CLOs of which six were Consolidated CLOs as of March 31, 2013 and nine CLOs of which seven were Consolidated CLOs as of December 31, 2012 and (iii) the management agreement to provide certain administrative and support services to CIFC Parent.

DFR Holdings—DFR Holdings is considered a related party as a result of its ownership of 4.5 million shares of our common stock, issued as part of the consideration for the acquisition of CNCIM. In addition, DFR Holdings owns $25.0 million aggregate principal amount of our Convertible Notes which is convertible into 4.1 million shares of our common stock. As such, related party transactions include (i) the interest expense on Convertible notes of $0.8 million for both the three months ended March 31, 2013 and 2012, (ii) the deferred purchase payments (see above—Deferred Purchase Payments and Contingent Liabilities and Other Commitments) and (iii) the management agreement to provide certain administrative and support services to DFR Holdings.

Total related party receivables and investment advisory fee revenues related to management agreements noted above are as follows:

	Receivables		Investment Advisory Fees
	March 31, 2013	December 31, 2012	For the Three Months Ended March 31,
			2013	2012
	(in thousands)
CIFC Parent	$65	$19	$46	$50
DFR Holdings	30	17	13	20
Total Related Party Investment Advisory Fees	$95	$36	$59	$70
Off-Balance Sheet Arrangements—As of March 31, 2013, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose or VIEs, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of March 31, 2013, we did not guarantee any obligations of unconsolidated entities, enter into any commitments or express intent to provide additional funding to any such entities.
Subsequent Events

On May 10, 2013, we announced our plan to enter into a strategic relationship with HarbourVest Partners, LLC ("HarbourVest"), a leading, global private markets investment firm for over 30 years and an established investor in mezzanine and European senior loans. HarbourVest plans to offer investment opportunities in U.S. senior secured loans to its investors, exclusively with CIFC.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and judgments in certain circumstances that affect amounts reported as assets, liabilities, revenues and expenses. We have established detailed policies and control procedures intended to ensure that valuation methods, including any judgments made as part of such methods, are well controlled, reviewed and applied consistently from period to period. We base our estimates on corporate and industry experience and various other assumptions that we believe to be appropriate under the circumstances.

A summary of our critical accounting estimates is included in our Annual Report on Form 10-K for the year ended December 31, 2012, in Management's Discussion and Analysis of Financial Condition. There have been no significant changes to our critical accounting estimates as of March 31, 2013.

Recent Accounting Updates

For a discussion of the impact of new accounting pronouncements on our financial condition or results of operations, see "Item 1—Condensed Consolidated Financial Statements—Note 3" of the Notes to the Condensed Consolidated Financial Statements.

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
Change in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting as of the end of the reporting period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. Other Information

Item 1.    Legal Proceedings
None.
Item 1A.    Risk Factors
There have been no material changes in our risk factors from those disclosed in Part I—Item 1A. Risk Factors of our 2012 Form 10-K.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The number and average price of shares of common stock purchased during the three months ended March 31, 2013 are set forth in the table below:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
March 1 - March 31, 2013	24	$7.28	24	$5,617,667
Total	24	$7.28	24

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

***101.0
Financial statements from the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2013, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets (unaudited); (ii) the Condensed Consolidated Statements of Operations (unaudited); (iii) the Condensed Consolidated Statements of Equity (unaudited), (iv) the Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited), (v) the Condensed Consolidated Statements of Cash Flows (unaudited); and (vi) the Notes to Condensed Consolidated Financial Statements (unaudited) furnished herewith.

Explanatory Notes:
_________________________________________________________________________

*	Filed herewith.

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

CIFC CORP.
(Registrant)

May 15, 2013	By:	/s/ PETER GLEYSTEEN
Peter Gleysteen, Chief Executive Officer and Director
(Principal Executive Officer)

May 15, 2013	By:	/s/ RAHUL AGARWAL
Rahul Agarwal, Chief Financial Officer
(Principal Financial and Accounting Officer)