Form 10-Q
period 2013-06-30
CIFC Corp.
filed 2013-08-12
CIK 1313918

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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

There were 20,777,433 shares of the registrant’s common stock outstanding as of August 2, 2013.

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

Part I. Financial Information

Item 1.    Condensed Consolidated Financial Statements and Notes (unaudited)
CIFC CORP. AND ITS SUBSIDIARIES
Condensed Consolidated Balance Sheets
(unaudited)

	June 30, 2013	December 31, 2012
	(In thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$33,509	$47,692
Due from brokers	32,623	1,150
Restricted cash and cash equivalents	1,614	1,612
Investments at fair value	5,402	5,058
Receivables	2,000	2,432
Prepaid and other assets	4,566	5,392
Deferred tax asset, net	54,440	50,545
Equipment and improvements, net	3,959	3,979
Intangible assets, net	34,988	43,136
Goodwill	76,000	76,000
Subtotal	249,101	236,996
Assets of Consolidated Variable Interest Entities:
Due from brokers	328,926	103,008
Restricted cash and cash equivalents	1,076,110	1,059,283
Investments at fair value	9,606,874	9,066,779
Receivables	48,182	38,845
Total assets of Consolidated Variable Interest Entities	11,060,092	10,267,915
TOTAL ASSETS	$11,309,193	$10,504,911
LIABILITIES
Due to brokers	$4,581	$—
Accrued and other liabilities	12,386	15,734
Deferred purchase payments	2,507	4,778
Contingent liabilities at fair value	23,777	33,783
Long-term debt	138,678	138,233
Subtotal	181,929	192,528
Non-Recourse Liabilities of Consolidated Variable Interest Entities:
Due to brokers	666,711	494,641
Accrued and other liabilities	141	5,207
Interest payable	17,656	16,753
Long-term debt at fair value	10,175,179	9,596,434
Total Non-Recourse Liabilities of Consolidated Variable Interest Entities	10,859,687	10,113,035
TOTAL LIABILITIES	11,041,616	10,305,563
EQUITY
Common stock, par value $0.001: 500,000,000 shares authorized, 20,917,583 issued and 20,759,405 outstanding as of June 30, 2013 and 20,778,053 issued and 20,682,604 outstanding as of December 31, 2012	21	21
Treasury stock, at cost: 104,493 shares as of June 30, 2013, and 95,449 shares as of December 31, 2012	(729)	(664)
Additional paid-in capital	958,212	955,407
Accumulated other comprehensive income (loss)	—	(3)
Retained earnings (deficit)	(823,112)	(833,442)
TOTAL CIFC CORP. STOCKHOLDERS’ EQUITY	134,392	121,319
Appropriated retained earnings (deficit) of Consolidated Variable Interest Entities	133,185	78,029
TOTAL EQUITY	267,577	199,348
TOTAL LIABILITIES AND EQUITY	$11,309,193	$10,504,911
   See notes to Condensed Consolidated Financial Statements.

CIFC CORP. AND ITS SUBSIDIARIES
Condensed Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands, except share and per share amounts)
Revenues
Investment advisory fees	$2,240	$2,554	$4,883	$5,298
Net interest income from investments	106	147	97	148
Total net revenues	2,346	2,701	4,980	5,446
Expenses
Compensation and benefits	6,986	5,547	14,510	11,291
Professional services	715	1,676	2,638	2,400
General and administrative expenses	1,843	1,760	3,327	3,164
Depreciation and amortization	4,278	4,672	8,496	9,523
Impairment of intangible assets	—	1,771	—	1,771
Restructuring charges	—	19	—	3,923
Total expenses	13,822	15,445	28,971	32,072
Other Income (Expense) and Gain (Loss)
Net gain (loss) on investments at fair value	251	143	600	143
Net gain (loss) on contingent liabilities at fair value (Note 10)	613	(964)	499	(3,341)
Corporate interest expense	(1,452)	(1,466)	(2,934)	(2,935)
Net gain on sale of management contract	—	—	752	5,772
Other, net	(5)	(438)	(2)	(479)
Net other income (expense) and gain (loss)	(593)	(2,725)	(1,085)	(840)
Operating income (loss)	(12,069)	(15,469)	(25,076)	(27,466)

Results of Consolidated Variable Interest Entities
Net gain (loss) from activities of Consolidated Variable Interest Entities	62,571	19,088	119,468	59,651
Expenses of Consolidated Variable Interest Entities	(9,469)	(1,655)	(19,308)	(3,438)
Net results of Consolidated Variable Interest Entities (Note 8)	53,102	17,433	100,160	56,213

Income (loss) before income tax (expense) benefit	41,033	1,964	75,084	28,747
Income tax (expense) benefit	(6,488)	(6,222)	(9,598)	(4,498)
Net income (loss)	34,545	(4,258)	65,486	24,249
Net (income) loss attributable to noncontrolling interest in Consolidated Variable Interest Entities (Note 5)	(27,002)	(4,240)	(55,156)	(31,152)
Net income (loss) attributable to CIFC Corp.	$7,543	$(8,498)	$10,330	$(6,903)
Earnings (loss) per share (Note 13)—
Basic	$0.36	$(0.42)	$0.50	$(0.34)
Diluted	$0.31	$(0.42)	$0.44	$(0.34)
Weighted-average number of shares outstanding (Note 13)—
Basic	20,808,750	20,223,437	20,803,151	20,324,777
Diluted	25,601,165	20,223,437	25,719,972	20,324,777

See notes to Condensed Consolidated Financial Statements.

CIFC CORP. AND ITS SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Net income (loss)	$34,545	$(4,258)	$65,486	$24,249
Other comprehensive income (loss):
Foreign currency translation	6	(6)	3	—
Other comprehensive income (loss)	6	(6)	3	—
Comprehensive income (loss)	34,551	(4,264)	65,489	24,249
Comprehensive (income) loss attributable to noncontrolling interest in Consolidated Variable Interest Entities	(27,002)	(4,240)	(55,156)	(31,152)
Comprehensive income (loss) attributable to CIFC Corp.	$7,549	$(8,504)	$10,333	$(6,903)

   See notes to Condensed Consolidated Financial Statements.

CIFC CORP. AND ITS SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Six Months Ended June 30,
	2013	2012
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$65,486	$24,249
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net premium and discount (accretion) amortization on investments, loans and debt issuance costs	755	452
Share-based compensation	2,899	977
Net (gain) loss on investments and contingent liabilities at fair value / other (gain) loss	(1,099)	3,684
Net gain on the sale of management contract	(752)	(5,772)
Depreciation and amortization	8,496	9,523
Impairment of intangible assets	—	1,771
Loss on disposal of equipment and improvements	—	1,417
Deferred income tax expense (benefit)	(3,895)	575
Consolidated Variable Interest Entity:
Net premium and discount (accretion) amortization on investments, loans and debt issuance costs	—	(1,443)
Net (gain) loss on investments at fair value	(12,386)	(158,324)
Net (gain) loss on liabilities at fair value	73,728	249,372
Net other (gain) loss	48	(299)
Changes in operating assets and liabilities:
Due from brokers	(31,473)	(23,444)
Purchases of investments at fair value	(66,784)	(23,301)
Sales of investments at fair value	67,324	23,444
Receivables	432	1,254
Prepaid and other assets	746	(369)
Due to brokers	4,581	11,582
Accrued and other liabilities	(3,349)	(4,949)
Consolidated Variable Interest Entity:
Due from brokers	(225,918)	(298,146)
Purchase of investments at fair value	(5,347,508)	(2,127,570)
Sales of investments at fair value	4,819,752	2,271,578
Receivables	(9,337)	(12,330)
Due to brokers	172,070	(34,468)
Accrued and other liabilities	(5,066)	5,119
Interest payable	903	10
Net cash provided by (used in) operating activities	(490,347)	(85,408)
CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted cash and cash equivalents	(2)	498
Proceeds from the sale of the DFR MM CLO	—	36,500
Proceeds from the sale of management contracts	752	6,468
Purchases of equipment and improvements	(329)	(1,035)
Consolidated Variable Interest Entity:
Change in restricted cash and cash equivalents	(16,826)	39,265
Principal receipts on and proceeds from sale of loans previously classified as held for investment	—	1,118
Net cash provided by (used in) investing activities	(16,405)	82,814
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	(65)	(3,323)
Payment to settle warrants and options	(93)	(72)
Deferred purchase payments and payments on contingent liabilities	(12,007)	(13,323)
Consolidated Variable Interest Entity:
Proceeds from issuance of long-term debt	1,937,495	440,246
Payments made on long-term debt	(1,432,764)	(375,943)
Net cash provided by (used in) financing activities	492,566	47,585
Foreign currency translation	3	—
Net increase (decrease) in cash and cash equivalents	(14,183)	44,991
Cash and cash equivalents at beginning of period	47,692	35,973
Cash and cash equivalents at end of period	$33,509	$80,964

CIFC CORP. AND ITS SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (continued)
(unaudited)

	For the Six Months Ended June 30,
	2013	2012
	(In thousands)
SUPPLEMENTAL DISCLOSURE:
Cash paid for interest	$2,102	$1,490
Cash paid for income taxes	$14,456	$1,528
Consolidated Variable Interest Entity Related:
Cash paid for interest	$56,894	$40,775

Other non-cash disclosures:
Non-cash settlement of interest receivables with increases in principal	$1,257	$3,147

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
Business—The Company establishes and manages investment products for various types of investors, including pension funds, hedge funds and other asset management firms, banks, insurance companies and other types of institutional investors across the globe. The Company's existing investment products are primarily collateralized loan obligations ("CLOs"). In addition, the Company manages other loan-based products and certain legacy collateralized debt obligations ("CDOs"). The Company also makes investments in certain investment products it manages and SSCLs that the Company warehouses to launch new investment products.
The investment advisory fees paid to the Company by these investment products are the Company's primary source of revenue and are generally paid on a quarterly basis and are ongoing as long as the Company manages the products. Investment advisory fees of CLOs typically consist of senior and subordinated management fees based on the amount of assets held in the CLOs and, in some cases, incentive fees based on the returns generated for certain investors. The Company also earns net investment income and incurs gains/losses from its investments in CLOs, warehouses and other investment products it manages.
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

Certain prior year amounts in the Condensed Consolidated Cash Flows have been combined to conform to current period presentation and did not have a material impact on cash flows from operating and investing activities.

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

Consolidated VIEs—As of June 30, 2013, the Company consolidated 25 CLOs. As of December 31, 2012, the Company consolidated 23 CLOs and 1 CDO (collectively, the “Consolidated CLOs”).

Other Consolidated Entities—Warehouses—The Company generally creates special purpose vehicles (“SPVs”) to warehouse SSCL's prior to the issuance of new CLOs.  The warehouse agreements these SPVs enter into vary depending on the terms agreed upon with the warehousing counterparties.  The Company generally makes investments in these warehouse entities. During the six months ended June 30, 2013, the Company consolidated and deconsolidated three warehouses in conjunction with the sponsorship of the three newly issued CLOs. As of June 30, 2013, the Company consolidated one warehouse. See Note 5 for more information.

Unconsolidated VIEs—As of June 30, 2013, the Company had variable interests in an additional 7 CLOs, 11 CDOs and 1 other investment product, which the Company manages, that were not consolidated (the "Unconsolidated VIEs") as the Company was not deemed to be the primary beneficiary with respect to those VIEs. As of December 31, 2012, the Company had variable interests in an additional 6 CLOs, 15 CDOs and 1 other investment product, which the Company manages, that were not consolidated (the "Unconsolidated VIEs") as the Company was not deemed to be the primary beneficiary with respect to those VIEs.

As of June 30, 2013 and December 31, 2012, the Company's maximum exposure to loss associated with the Unconsolidated VIEs was limited to $5.4 million and $5.1 million, respectively, of investments made by the Company in the Unconsolidated VIEs and current investment advisory fee receivables of $0.4 million and $0.6 million, respectively. In addition, exposure to loss includes future investment advisory fees collectible by the Company.

Note 3—Summary of Significant Accounting Policies and Recent Accounting Updates

As of June 30, 2013, the Company's significant accounting policies, which are detailed in the Company's Annual Report on Form 10-K for the year ended December 31, 2012, have not changed.

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

The GECC Transaction is considered a taxable business combination in accordance with ASC Topic 805-Business Combinations (“ASC Topic 805”). As consideration for the GECC Transaction, on the Closing Date, the Company (i) issued 1.0 million shares of its common stock to GE Capital Equity Investments, Inc., a wholly-owned subsidiary of GE Capital (“GECEII”), with a Closing Date fair value of $7.5 million, (ii) issued a warrant to GECEII to purchase 2.0 million shares of a newly created class of non-voting stock (the “GECEII Warrant”) at a per share exercise price of $6.375 with an estimated Closing Date fair value of $3.7 million and (iii) paid to GECDA $4.5 million in cash, subject to certain adjustments. In addition, the Company and GECEII entered into an investment agreement setting forth certain rights and obligations of GECEII as a stockholder of the Company, including a right of GECEII to designate a member of the board of directors (the "Board") so long as GECEII (together with its affiliates) owns at least 5% of the outstanding capital stock of the Company, calculated assuming the full conversion of all outstanding Convertible Notes into common stock and the full exercise of the GECEII Warrant. The Company did not record contingent consideration for its obligation to pay GE Capital 15% of investment advisory fees in excess of the first $9.0 million as the estimated fair value was deemed immaterial as of the Closing Date. Future payments to GE Capital under the Referral Agreement, if any, will reduce operating income (loss). Calculation of purchase consideration is as follows:

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

As a result of the GECC Transaction, the Company consolidated one Navigator CLO, Navigator 2006 CLO. As of the Closing Date, the Company consolidated assets of $318.3 million and non-recourse liabilities of $313.2 million related to this CLO. As of June 30, 2013 and December 31, 2012, the Company consolidated assets of $363.3 million and $328.0 million, respectively, and non-recourse liabilities of $356.8 million and $325.8 million, respectively, related to this CLO.

During the three and six months ended June 30, 2013, the Company recorded net income attributable to CIFC Corp. of $0.8 million and $1.6 million which represents investment advisory fees from the Navigator CLOs.

Note 5—Consolidated VIEs

Although the Company consolidates all the assets and liabilities of the Consolidated VIEs, its maximum exposure to loss is limited to its investments and beneficial interests in the Consolidated VIEs and the receivables of the Consolidated VIEs. All of these items are eliminated upon consolidation. The assets of each of the Consolidated VIEs are generally held by the trustee of each fund solely as collateral to satisfy the obligations of the Consolidated VIEs. If the Company were to liquidate, the assets of the Consolidated VIEs would not be available to the Company's general creditors, and as a result, the Company does not consider them its assets. Additionally, the investors in the debt and equity of the Consolidated VIEs have no recourse to the Company's general assets. Therefore, this debt is not the Company's obligation.

Consolidated CLOs—The following table summarizes the consolidated assets and non-recourse liabilities of the Consolidated CLOs included in the Condensed Consolidated Balance Sheets and the total maximum exposure to loss on these Consolidated CLOs, as follows (1):

	June 30, 2013	December 31, 2012
	(In thousands)
Total Assets	$11,043,566	$9,933,495
Total Liabilities (non-recourse)	10,858,174	9,806,010

Maximum exposure to loss:
Investments and beneficial interests	$49,265	$47,454
Receivables	2,942	2,674
Total maximum exposure to loss	$52,207	$50,128

Explanatory Note:
________________________________

(1)	In addition, exposure to loss includes future investment advisory fees on the Consolidated VIEs, which are not included in the table above.

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Consolidated Entities—The following table summarizes the Company's consolidated assets and non-recourse liabilities of other consolidated VIEs included in the Condensed Consolidated Balance Sheets:

	June 30, 2013			December 31, 2012
	Consolidated Assets	Consolidated Total Non-Recourse Liabilities	Maximum Exposure to Loss (1)	Consolidated Assets	Consolidated Total Non-Recourse Liabilities	Maximum Exposure to Loss (1)
	(In thousands)
Warehouses (1)	$16,526	$1,513	$15,013	$334,420	$307,025	$26,723

Explanatory Note:
________________________________

(1)	Maximum exposure to loss is generally limited to the Company's investment in the entity. The Company consolidated one warehouse as of June 30, 2013, and a different warehouse as of December 31, 2012.

The table below represents total net results of the Company's share of the Consolidated VIEs included on the Condensed Consolidated Statements of Operations as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Consolidated CLOs	$48,407	$17,433	$96,093	$54,952
Warehouses (1)	4,695	—	4,067	1,431
DFR MM CLO (2)	—	—	—	(170)
Net results of Consolidated VIEs	53,102	17,433	100,160	56,213
Net (income) loss attributable to noncontrolling interest in Consolidated VIEs	(27,002)	(4,240)	(55,156)	(31,152)
Net results of Consolidated VIEs attributable to CIFC Corp.	$26,100	$13,193	$45,004	$25,061

Characteristics of net results of Consolidated VIEs attributable to CIFC Corp:
Consolidated VIE investment advisory fees	$23,559	$11,912	$41,714	$23,413
Consolidated VIE net investment income	2,541	1,281	3,290	1,648
Net results of Consolidated VIEs attributable to CIFC Corp.	$26,100	$13,193	$45,004	$25,061

Explanatory Notes:
________________________________

(1)
During the three and six months ended June 30, 2013, the Company's results from warehouses included three and four warehouse investments, respectively. During the three and six months ended June 30, 2012, the Company's results from warehouses included one warehouse investment for both periods.

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

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6—Fair Value of Financial Instruments
Assets and Liabilities Measured at Fair Value on a Recurring Basis—The following tables summarizes the Company's assets and liabilities carried at fair value on a recurring basis, by class and by level:

	June 30, 2013				December 31, 2012
	Level 1 (1)	Level 2	Level 3	Estimated Fair Value	Level 1 (1)	Level 2	Level 3	Estimated Fair Value
	(In thousands)				(In thousands)
Assets
Investments at fair value	$—	$5,402	$—	$5,402	$—	$5,058	$—	$5,058
Consolidated VIEs:
Loans	—	8,261,076	1,225,697	9,486,773	—	7,740,574	1,177,058	8,917,632
Corporate bonds	—	—	16,830	16,830	—	—	67,438	67,438
Other	—	—	103,271	103,271	—	—	81,709	81,709
Total Consolidated VIEs	—	8,261,076	1,345,798	9,606,874	—	7,740,574	1,326,205	9,066,779
Total Assets	$—	$8,266,478	$1,345,798	$9,612,276	$—	$7,745,632	$1,326,205	$9,071,837
Liabilities
Contingent liabilities	$—	$—	$23,777	$23,777	$—	$—	$33,783	$33,783
Consolidated VIEs:
Long-term debt	—	—	10,175,179	10,175,179	—	—	9,596,434	9,596,434
Total Consolidated VIEs	—	—	10,175,179	10,175,179	—	—	9,596,434	9,596,434
Total Liabilities	$—	$—	$10,198,956	$10,198,956	$—	$—	$9,630,217	$9,630,217

 Explanatory Note:
______________________________

(1)	There have been no transfers in or out of Level 1 for the periods presented.

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

	Level 3 Financial Assets at Fair Value
	Three months ended For the Three Months Ended June 30, 2013				For the Three Months Ended June 30, 2012
	Investment Assets of Consolidated Variable Interest Entities				Investment Assets of Consolidated Variable Interest Entities
	Loans	Corporate Bonds	Other	Total	Loans	Corporate Bonds	Other	Total
	(In thousands)
Estimated fair value, beginning of period	$1,342,176	$37,806	$96,297	$1,476,279	$433	$111,440	$93,592	$205,465
Transfers into Level 3 (1)	170,010	—	—	170,010	3,981	—	—	3,981
Transfers out of Level 3 (2)	(474,307)	—	—	(474,307)	—	—	—	—
Net realized/unrealized gains (losses)	(1,574)	77	6,855	5,358	(281)	2,618	(8,249)	(5,912)
Purchases	453,788	2,038	933	456,759	251	—	2,325	2,576
Sales	(122,763)	(23,091)	(814)	(146,668)	—	(5,622)	(9,272)	(14,894)
Settlements	(141,633)	—	—	(141,633)	(13)	(524)	(5,696)	(6,233)
Estimated fair value, end of period	$1,225,697	$16,830	$103,271	$1,345,798	$4,371	$107,912	$72,700	$184,983
Change in unrealized gains (losses) for the period for the assets held as of the end of the period	$(9,050)	$134	$2,137	$(6,779)	$(182)	$2,620	$(8,318)	$(5,880)

	For the Six Months Ended June 30, 2013				For the Six Months Ended June 30, 2012
Estimated fair value, beginning of period	$1,177,058	$67,438	$81,709	$1,326,205	$19,729	$154,096	$53,087	$226,912
Transfers into Level 3 (1)	396,080	—	—	396,080	4,058	—	—	4,058
Transfers out of Level 3 (2)	(754,912)	—	—	(754,912)	(5,453)	—	—	(5,453)
Transfers out due to deconsolidation (3)	—	—	—	—	—	(5,708)	—	(5,708)
Transfers between classes (4)	—	—	—	—	—	(33,290)	33,290	—
Net realized/unrealized gains (losses)	9,122	357	10,179	19,658	1,333	5,530	(3,257)	3,606
Purchases	866,876	2,788	19,471	889,135	251	—	7,255	7,506
Sales	(184,862)	(53,256)	(7,064)	(245,182)	(1,430)	(11,553)	(9,817)	(22,800)
Settlements	(283,665)	(497)	(1,024)	(285,186)	(14,117)	(1,163)	(7,858)	(23,138)
Estimated fair value, end of period	$1,225,697	$16,830	$103,271	$1,345,798	$4,371	$107,912	$72,700	$184,983
Change in unrealized gains (losses) for the period for the assets held as of the end of the period	$4,877	$148	$10,694	$15,719	$(263)	$5,042	$(2,144)	$2,635

 Explanatory Notes:
______________________________

(1)
2013 transfers in represent loans valued currently by a third party pricing service using composite prices determined using less than two quotes which were valued at the beginning of the period by the same third party pricing service using composite prices determined using two or more quotes. 2012 transfers in represent loans valued by an internally developed model utilizing unobservable market inputs which were previously valued by the comparable companies pricing model.

(2)
2013 transfers out represent loans marked at the beginning of the period by an internally developed pricing model, broker quotes, or a third party pricing service using composite prices determined using less than two quotes and are now being marked by a third party pricing service using composite prices determined using two or more quotes. 2012 transfers out represent loans valued by the comparable companies pricing model, which were previously valued by an internally developed model utilizing unobservable market inputs.

(3)	The transfers out due to deconsolidation represent corporate bonds held in the DFR MM CLO (which the management rights and investment was sold in 2012).

(4)	The transfers between classes represent investments in CLOs and CDOs classified as corporate bonds as of December 31, 2011.

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Level 3 Financial Liabilities at Fair Value
	For the Three Months Ended June 30, 2013			For the Three Months Ended June 30, 2012
	Contingent Liabilities at Fair Value	Long-term Debt of Consolidated Variable Interest Entities	Total	Contingent Liabilities at Fair Value	Long-term Debt of Consolidated Variable Interest Entities	Total
	(In thousands)
Estimated fair value, beginning of period	$30,330	$10,262,893	$10,293,223	$36,432	$8,057,635	$8,094,067
Transfers into Level 3 (1)	—	12,404	12,404	—	—	—
Net realized/unrealized (gains) losses	(613)	21,286	20,673	964	47,354	48,318
Purchases	—	789,837	789,837	—	25,200	25,200
Sales	—	(593,699)	(593,699)	—	—	—
Issuances	—	—	—	—	—	—
Settlements	(5,940)	(317,542)	(323,482)	(5,600)	(235,951)	(241,551)
Estimated fair value, end of period	$23,777	$10,175,179	$10,198,956	$31,796	$7,894,238	$7,926,034
Change in unrealized gains (losses) for the period for the liabilities outstanding as of the end of the period	$804	$137,402	$138,206	$4,012	$(12,163)	$(8,151)

	For the Six Months Ended June 30, 2013			For the Six Months Ended June 30, 2012
Estimated fair value, beginning of period	$33,783	$9,596,434	$9,630,217	$39,279	$7,559,568	$7,598,847
Transfers into Level 3 (1)	—	14,085	14,085	—	—	—
Net realized/unrealized (gains) losses	(499)	73,728	73,229	3,341	249,372	252,713
Purchases	—	1,923,412	1,923,412	—	62,800	62,800
Sales	—	(593,699)	(593,699)	—	(5,000)	(5,000)
Issuances	—	—	—	—	377,377	377,377
Settlements	(9,507)	(838,781)	(848,288)	(10,824)	(349,879)	(360,703)
Estimated fair value, end of period	$23,777	$10,175,179	$10,198,956	$31,796	$7,894,238	$7,926,034
Change in unrealized gains (losses) for the period for the liabilities outstanding as of the end of the period	$690	$89,414	$90,104	$5,611	$135,236	$140,847

Explanatory Note:
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

	June 30, 2013	December 31, 2012	Impact of Increase in Input on Fair Value Measurement (2)
Significant Unobservable Input	Range	Range
Default rate (1)	1-2%	1-2%	Decrease
Recovery rate (1)	70-75%	70-75%	Increase
Pre-payment rate (1)	25-30%	25-30%	Decrease
Reinvestment spread of assets above LIBOR	3.0-3.8%	3.0-4.0%	Increase
Reinvestment price of assets	99.5-100.0	99.5-100.0	Increase

Explanatory Notes:
____________________________

(1)	Generally an increase in the default rate would be accompanied by a directionally opposite change in assumption for the recovery and pre-payment rates.

(2)	The impact of a decrease in input would have the opposite impact to the fair value as that presented in the table.

The valuation of the contingent liabilities as of June 30, 2013 and December 31, 2012 discounts the investment advisory fees subject to fee-sharing arrangements provided from the projected cash flow model (described above) at discount rates ranging from 5.5% to 15.0%, and 6.0% to 15.0%, respectively.  The discount rate varies by type of investment advisory fee (senior management fee, subordinated management fee, or incentive fee), the priority of that investment advisory fee in the waterfall of the CLO and the relative risk associated with the respective investment advisory fee cash flow projections. Increases (decreases) in the discount rates in isolation would result in a lower (higher) fair value measurement.

The valuation of the long-term debt of the Consolidated CLOs as of June 30, 2013 and December 31, 2012 discounts the cash flows to each tranche of debt and subordinated notes provided from the projected cash flow model (described above) at discount rates ranging from 1.0% to 8.0% and 1.0% to 9.0%, respectively, above LIBOR for the debt tranches and a discount rate of 12% and 12% to 15%, respectively, for the subordinated notes tranches.  The discount rate varies by the original credit rating of each tranche of debt or year of issuance for the subordinated notes. Increases (decreases) in the discount rates in isolation would result in a lower (higher) fair value measurement.

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Carrying Value and Estimated Fair Value of Financial Assets and Liabilities—The Company has not elected the fair value option for certain financial liabilities. A summary of the carrying value and estimated fair value of those liabilities is as follows:

	As of June 30, 2013		As of December 31, 2012
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(In thousands)
Financial liabilities:
Long-term debt:
Convertible Notes (1)	$18,678	$31,198	$18,233	$33,058
Junior Subordinated Notes (2)	$120,000	$55,832	$120,000	$47,752

Explanatory Notes:
________________________________

(1)
The estimated fair value of the Convertible Notes was determined using a third-party valuation firm that used a binomial tree model which utilizes significant unobservable inputs, including volatility and yield assumptions.  This methodology is classified as Level 3 within the fair value hierarchy.

(2)
The Junior Subordinated Notes include both the March and October Junior Subordinated Notes (see Note 11). The estimated fair values of the Junior Subordinated Notes were determined using a discounted cash flow model which utilizes significant unobservable inputs, including discount rates, yield and forward LIBOR curve assumptions.  This methodology is classified as Level 3 within the fair value hierarchy.

The carrying value of other financial instruments including cash and cash equivalents, due from brokers, restricted cash and cash equivalents, receivables, due to brokers, deferred purchase payments, Consolidated VIE due from brokers, Consolidated VIE restricted cash and cash equivalents and Consolidated VIE due to brokers approximate the fair value of the instruments and are all considered Level 1 on the fair value hierarchy. The fair value of other financial instruments including investments at fair value, contingent liabilities at fair value, Consolidated VIE investment and derivative assets at fair value and Consolidated VIE long-term debt are included in the previous fair value hierarchy tables above.

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

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Corporate Bonds—Corporate bonds are generally valued via a third-party pricing service.  The inputs to the valuation include recent trades, discount rates and forward yield curves. Although the inputs used in the third-party pricing services' valuation model are generally obtained from active markets and are observable, the third-party pricing service does not provide sufficient visibility into their pricing model. When a value is unavailable, the Company uses an internally developed discounted cash flow model that includes unobservable market inputs or broker quotes.  Accordingly corporate bonds are classified as Level 3 within the fair value hierarchy.

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

Investments in Funds—The fair value of investments in funds are generally determined based on the Company's proportionate share of the Net Asset Value ("NAV") of the fund. The Company has the ability to redeem its investment at its proportionate share of NAV at, or within three months of the reporting date. The NAV calculation includes significant inputs including the valuation of assets and liabilities of the fund. A third-party pricing service provides the underlying asset prices in the fund, which are generally observable. Investments at fair value valued in this manner are classified as Level 2 within the fair value hierarchy.

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

Note 7—Derivative Instruments and Hedging Activities

Warrants—The Company and its Consolidated VIEs hold warrants to purchase equity interests in companies where they are/were, also a debt holder. These warrants are typically issued in connection with renegotiations and amendments of the loan agreements. As of June 30, 2013, the funds managed by the Company had 14 warrant contracts of which 12 warrant contracts were held by the Consolidated VIEs. As of December 31, 2012, the funds managed by the Company had 12 warrant contracts of which 10 warrant contracts were held by the Consolidated VIEs.

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8—Net Results of Consolidated VIEs

The following table is a summary of the components of "Net results of Consolidated Variable Interest Entities":

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Investment income	$120,719	$100,366	$239,882	$196,448
Interest expense	(26,103)	(23,042)	(59,024)	(46,611)
Net investment income	94,616	77,324	180,858	149,837
Net gain (loss) on investments at fair value	(68,707)	(10,872)	12,386	158,324
Net gain (loss) on liabilities at fair value	36,765	(47,354)	(73,728)	(249,372)
Net gain (loss) on other investments and derivatives	(103)	(10)	(48)	862
Net gain (loss) from activities of Consolidated VIEs	$62,571	$19,088	$119,468	$59,651
Expenses of Consolidated VIEs	(9,469)	(1,655)	(19,308)	(3,438)
Net Results of Consolidated VIEs (1)	$53,102	$17,433	$100,160	$56,213

Explanatory Note:
________________________________

(1)	See Note 5 for a reconciliation of Net Results from Consolidated VIEs attributable to CIFC Corp. as amount does not impact the Company's operating results.

Note 9—Intangible Assets

Intangible assets comprised of the following (1):

	Weighted-Average Remaining Estimated Useful Life	Gross Carrying Amount (1)	Accumulated Amortization (2)	Net Carrying Amount
	(In years)	(In thousands)
June 30, 2013:
Investment management contracts	5.3	$76,047	$46,481	$29,566
Referral arrangement	6.3	3,810	286	3,524
Non-compete agreements	4.5	1,535	606	929
Trade name	7.8	1,250	281	969
Total intangible assets		$82,642	$47,654	$34,988
December 31, 2012::
Investment management contracts	5.4	$76,047	$38,727	$37,320
Referral Arrangement	6.8	3,810	95	3,715
Non-compete agreements	4.8	1,535	465	1,070
Trade name	8.3	1,250	219	1,031
Total intangible assets		$82,642	$39,506	$43,136

Explanatory Notes:
_________________________________

(1)	Gross carrying amounts exclude any amounts related to assets fully impaired as of the date presented.

(2)
The Company recorded amortization expense on its intangible assets of $4.1 million and $8.1 million, respectively, during the three and six months ended June 30, 2013, and $4.6 million and $9.4 million, respectively, during the three and six months ended June 30, 2012.

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents expected amortization expense of the existing intangible assets:

(In thousands)
2013 (remaining 6 months)	$7,024
2014	10,818
2015	7,096
2016	4,165
2017	2,286
Thereafter	3,599
$34,988

In January 2012, the Company completed the sale of its rights to manage Gillespie CLO PLC (“Gillespie”), a European CLO. The sale price was comprised of a $7.1 million payment on the closing date and contingent payments of which $0.7 million remain outstanding as of June 30, 2013. For the six months ended June 30, 2013 and 2012, the Company recorded a net gain on the sale of Gillespie of $0.8 million and $5.8 million, respectively, within "Net gain on the sale of management contract" in the Condensed Consolidated Statements of Operations.

During the three and six months ended June 30, 2012, the Company received notice that a holder of the majority of the subordinated notes of Primus CLO I, Ltd. (“Primus I”) exercised their rights to call the CLO for redemption. As a result of the call of Primus I, the Company recorded a $1.8 million expense to fully impair the intangible asset associated with the Primus I management contract.

Note 10—Deferred Purchase Payments and Contingent Liabilities at Fair Value

The Company's Deferred Purchase Payments and Contingent Liabilities at fair value are as follows:

	June 30, 2013	December 31, 2012
	(In thousands)
Deferred purchase payments	$2,507	$4,778

Contingent liabilities from the Merger (related party) - Note 15	$21,037	$29,152
Contingent liabilities value assumed through the Merger	2,740	4,631
Contingent liabilities at fair value	$23,777	$33,783

Deferred Purchase Payments—In April 2011, the Company entered into a merger (the "Merger") with Commercial Industrial Finance Corp. ("Legacy CIFC"). As a result of the Merger, Legacy CIFC became CIFCAM, a wholly-owned subsidiary of CIFC. The consideration for the Merger includes the payment to CIFC Parent Holdings LLC ("CIFC Parent"), the sole stockholder of Legacy CIFC, $7.5 million of cash payable in three equal installments of $2.5 million (subject to certain adjustments). During the second quarter of 2013, the Company made the final deferred purchase payment related to the Merger of $2.5 million leaving no remaining amounts outstanding under this agreement.

In March 2010, the Company entered into an acquisition and investment agreement with DFR Holdings LLC ("DFR Holdings") and CNCIM pursuant to which it agreed to acquire all of the equity interests in CNCIM from DFR Holdings. The consideration for the acquisition includes deferred purchase payments totaling $7.5 million in cash payable in five equal annual installments beginning in December 2010. The remaining two deferred purchase payments aggregate to $3.0 million, with the next $1.5 million payable on December 9, 2013.

The present value of the remaining deferred purchase payments of $2.5 million is included in the Condensed Consolidated Balance Sheets as of June 30, 2013.

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Contingent Liabilities at Fair Value—The contingent liabilities from the Merger are payable to CIFC Parent. The terms of these payments are as follows: (i) the first $15.0 million of incentive fees received by the combined company from six of the CLOs managed by CIFCAM (the "Legacy CIFC CLOs") as of April 13, 2011 (the "Merger Closing Date"), (ii) 50% of any incentive fees in excess of $15.0 million in aggregate received from the Legacy CLOs by the combined company over ten years from the Merger Closing Date and (iii) payments relating to the present value of any such incentive fees from the Legacy CIFC CLOs that remain payable to the combined company after the tenth anniversary of the Merger Closing Date. During the three and six months ended June 30, 2013, the Company made payments of $4.9 million and $7.8 million, respectively, related to these contingent liabilities and during the three and six months ended June 30, 2012, the Company made payments of $1.4 million and $2.3 million, respectively, related to these contingent liabilities. During the second quarter of 2013, the Company made the last payment to fulfill its obligation under (i) above. Accordingly, as of June 30, 2013, there are no remaining payments under item (i) and the Company made cumulative payments of $1.7 million under item (ii) to date.

In addition, there were contingent liabilities assumed in the Merger that primarily represent contingent consideration related to Legacy CIFC’s acquisition of CypressTree in December 2010. The assumed contingent liabilities are based on a fixed percentage of certain advisory fees from the CypressTree CLOs. These fixed percentages vary by CLO and have a minimum fixed percentage of 55%. During the three and six months ended June 30, 2013, the Company made payments of $1.1 million and $1.7 million, respectively, related to these contingent liabilities. During the three and six months ended June 30, 2012, the Company made payments of $4.2 million and $8.5 million, respectively, related to these contingent liabilities.  Payments made during the three and six months ended June 30, 2012, included $3.0 million and $5.9 million, respectively, of one-time earn out payments for three of the CypressTree management contracts which reduced the required future payments.

The following table presents the changes in fair value of contingent liabilities recorded within "Net gain (loss) on liabilities at fair value" on the Condensed Consolidated Statements of Operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Contingent liabilities from the Merger	$421	$(3,470)	345	(5,580)
Contingent liabilities assumed through the Merger	192	2,506	$154	$2,239
Total net gain (loss) on contingent liabilities at fair value	$613	$(964)	$499	$(3,341)

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11—Long-Term Debt

The following table summarizes the Company's long-term debt:

	June 30, 2013			December 31, 2012
	Carrying Value	Current Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Carrying Value	Current Weighted Average Borrowing Rate	Weighted Average Remaining Maturity
	(In thousands)		(In years)	(In thousands)		(In years)
Recourse debt:
March Junior Subordinated Notes (1)	$95,000	1.00%	22.3	$95,000	1.00%	22.8
October Junior Subordinated Notes (2)	25,000	3.78%	22.3	25,000	3.81%	22.8
Total Subordinated Notes Debt	$120,000	1.58%	22.3	$120,000	1.59%	22.8

Convertible Notes (3)	$18,678	10.00%	4.4	$18,233	9.00%	4.9
Total recourse debt	$138,678			$138,233

Non-recourse Consolidated VIE debt:
Consolidated CLOs (4)	$10,175,179	1.33%	8.4	$9,325,982	1.16%	8.1
Warehouses (5) (6)	—	—%	n/a	270,452	2.12%	n/m
Total non-recourse Consolidated VIE debt	$10,175,179	1.33%	8.4	$9,596,434	1.19%	7.9
Total long-term debt	$10,313,857			$9,734,667

Explanatory Notes:
________________________________
n/m - not meaningful

(1)	March Junior Subordinated Notes bear interest at an annual rate of 1% through April 30, 2015 and LIBOR plus 2.58% thereafter until maturity, October 30, 2035.

(2)	October Junior Subordinated Notes bear interest at an annual rate of LIBOR plus 3.50% and mature on October 30, 2035.

(3)
As of June 30, 2013 and December 31, 2012, Convertible Notes were recorded net of a discount of $6.3 million and $6.8 million, respectively and the Convertible Notes paid interest at the stated rates of 10.00% and 9.00%, respectively. Including the discount, the effective rate of interest is 18.14% for both periods. The Convertible Notes have a$25.0 million aggregate principal amount and will mature on December 9, 2017.

(4)
Long-term debt of the Consolidated CLOs is recorded at fair value. The subordinated notes of Consolidated CLOs do not have a stated interest rate, and are therefore excluded from the calculation of the weighted average borrowing rate. As of June 30, 2013 and December 31, 2012, the par value of the Consolidated CLOs long-term debt (including subordinated notes) was $10.7 billion and $9.8 billion , respectively.

(5)
Long-term debt of warehouses not held by the Company is recorded at fair value. The fair value excludes the preferred shares of Warehouse(s) outstanding as of each respective period, which have a par value of $15.1 million as of June 30, 2013 and $25.1 million as of December 31, 2012. They do not have a stated interest rate and are excluded from the calculation of the weighted average borrowing rate.

(6)	Weighted average remaining maturity for warehouses are based on anticipated settlement dates.

Non-Recourse Consolidated VIE Debt
Consolidated CLOs—During the six months ended June 30, 2013, the Consolidated CLOs issued $1.6 billion of debt, paid down $747.3 million of their outstanding debt, made net borrowings under revolving credit facilities of $27.9 million, and distributed $141.1 million to the holders of their subordinated notes.  During the six months ended June 30, 2012, the Consolidated CLOs issued $377.4 million of debt, paid down $242.1 million of their outstanding debt, made net borrowings under revolving credit facilities of $57.8 million, and distributed $107.8 million to the holders of their subordinated notes.
The carrying value of the assets of the Consolidated CLOs, which are the only assets to which the Consolidated CLO debt holders have recourse for repayment was $11.0 billion and $9.9 billion as of June 30, 2013 and December 31, 2012, respectively.

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Consolidated Entities—The debt and equity holders have recourse to the total assets of the respective Consolidated VIE's assets. See Note 5 for further details of the Company's exposure to loss on Consolidated VIEs.

Note 12—Equity

Common Stock—In addition to common stock outstanding, the Company has Convertible Notes that are convertible into 4.1 million shares (the “Conversion Shares”) of common stock (such amount may be adjusted in certain events or increased in connection with the payment of in-kind interest at an initial conversion price of $6.05 per share, subject to adjustment). The Company did not declare dividends during the six months ended June 30, 2013 and 2012.

Treasury Stock/Stock Repurchases—For the six months ended June 30, 2013, the Company repurchased 9,044 common shares in open-market transactions for an aggregate cost of $0.1 million with an average price per share of $7.18.  As of June 30, 2013 the Company was authorized to repurchase up to $5.6 million of its common stock under its share repurchase program approved by the Board of Directors (the "Board").

Stock Options—The Company recorded total stock-based compensation expense of $0.7 million and $1.6 million, respectively, for the three and six months ended June 30, 2013, respectively, and $0.6 million and $0.8 million for the three and six months ended June 30, 2012, respectively, on the Condensed Consolidated Statements of Operations within "Compensation and benefits." As of June 30, 2013, there was $6.7 million of estimated unrecognized compensation expense related to unvested awards, net of estimated forfeitures which is expected to be recognized over a weighted average vesting period of 2.7 years. As of June 30, 2013, an aggregate of 192,789 shares remain available for issuance under the Company's 2011 Stock Plan ("2011 Stock Plan").

The following table summarizes certain 2011 Stock Plan activity:

	Number of Shares Underlying Stock-Based Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at December 31, 2012	3,594,813	$6.05
Granted	430,000	8.65
Exercised	(100,000)	5.41	n/a	$312
Outstanding at June 30, 2013	3,924,813	$6.35	8.69	$5,198
Exercisable at June 30, 2013	1,187,645	$6.11	8.33	$1,712
Vested and Expected to vest at June 30, 2013 (1)	3,532,332	$6.35	8.69	$4,678

Explanatory Note:
________________________________

(1)	Represents a reduction to outstanding options at period end for expected forfeiture rate over the life of the options.

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Management estimates the fair value of stock-based awards using the Black-Scholes option pricing model. The Black-Scholes option pricing model includes assumptions regarding dividend yield, expected volatility, expected option term and risk-free interest rates. The assumptions used in computing the fair value of stock-based awards reflect management's best estimates, but involve uncertainties relating to market and other conditions, many of which are outside of the Company's control. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by the employees who receive stock-based awards. In addition to the exercise and grant date prices of these awards, management utilized certain weighted average assumptions to estimate the initial fair value of stock-based awards. Weighted average assumptions related to stock-based awards (by period issued) are listed in the table below (1):

	For the Six Months Ended June 30,
	2013	2012
Expected dividend yield	—	—
Expected volatility	48.75%	50.52%
Risk-free interest rate	1.10%	1.27%
Expected life (years)	6.11	6.09

Explanatory Note:
________________________________

(1)	No stock-based awards were issued during the three months ended June 30, 2013 and 2012.

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

Restricted Stock Units—The following table summarizes restricted stock units activity:

	For the Six Months Ended
	2013	2012
Restricted stock units outstanding, beginning of period	103,360	170,688
Settled (1)	(96,124)	(67,328)
Restricted stock units outstanding, end of period	7,236	103,360

Explanatory Note:
_________________________________

(1)
Represents the gross number of restricted stock units settled during the period with the issuance of common stock to the restricted stock unit holder.  During the three and six months ended June 30, 2013, the Company issued 88,888 shares of common stock to settle restricted stock grants from 2010 and 7,236 shares of common stock to settle the second 1/3 annual installment of the restricted stock units granted in 2011.

 As of June 30, 2013, restricted stock outstanding is fully vested and comprised of the 7,236 remaining 2011 grants to certain members of the Board.

Profits Interests Awards—During 2011, CIFC Parent (a related party, see Note 15) granted certain employees of the Company profits interests in CIFC Parent. During the three and six months ended June 30, 2013, the Company recorded a non-cash compensation expense of $0.2 million and $1.2 million in "Compensation and benefits" on the Condensed Consolidated Statements of Operations related to the amortization and remeasurement of the value of the awards. During both the three and six months ended June 30, 2012, there was a de minimus value attributable to these awards, therefore no expenses were recorded. As of June 30, 2013, there was $1.7 million of estimated unrecognized compensation expense related to these awards.

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

Note 13 —Earnings (Loss) Per Share

The following table presents the calculation of basic and diluted earnings (loss) per share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands, except per share data)
Net income (loss) attributable to CIFC Corp. - basic	$7,543	$(8,498)	$10,330	$(6,903)
Dilutive effect of Convertible Notes	455	—	904	—
Net income (loss) attributable to CIFC Corp. - diluted	7,998	(8,498)	11,234	(6,903)

Weighted-average shares - basic	20,809	20,223	20,803	20,325
Warrants	461	—	533	—
Stock options	199	—	252	—
Convertible Notes	4,132	—	4,132	—
Weighted-average shares - diluted (1)	25,601	20,223	25,720	20,325

Earnings (loss) per share
Basic	$0.36	$(0.42)	$0.50	$(0.34)
Diluted	$0.31	$(0.42)	$0.44	$(0.34)

Explanatory Notes:
________________________________

(1)
For both the three and six months ended June 30, 2013, the Company excluded 1.2 million of stock options from the calculation of diluted earnings per share because their effect was anti-dilutive under the treasury stock method. During both the three and six months ended June 30, 2012, the Company excluded 3.5 million of stock options and 0.3 million of warrants from the calculation of diluted earnings per share because their effect was anti-dilutive under the treasury stock method as well as the 4.1 million of conversion shares related to the Convertible Notes which were anti-dilutive under the if-converted method.

Note 14—Income Taxes

The Condensed Consolidated Statements of Operations does not include a provision for income tax expense or (benefit) on the income or (loss) earned by Consolidated VIEs in which the Company is not a holder of the subordinated notes. The Consolidated VIEs are generally foreign entities exempt from U.S. federal and state income taxes. Income taxes, if any, are the responsibility of the individual holders of each security.  As such, the Company does record a provision for income tax expense or (benefit) on the income or (loss) earned by the Consolidated VIEs in which the Company is a subordinated note holder. The provision is based on the Consolidated VIE's proportionate share of income or (loss) required to be included in the Company's taxable income. The effective tax rate, adjusted for non-controlling interests in the Consolidated VIEs was 46.2% and n/m for the three months ended June 30, 2013 and 2012, respectively, and 48.2% and n/m for the six months ended June 30, 2013 and 2012, respectively.

The effective tax rate, including non-controlling interests in Consolidated VIEs were 15.8% and 316.8% for the three months ended June 30, 2013 and 2012, respectively, and 12.8% and 15.6% for the six months ended June 30, 2013 and 2012, respectively. The difference between the statutory federal tax rate and the Company's effective tax rate for the six months ended June 30, 2013 and 2012, was primarily attributable to consolidation of VIEs state income taxes and certain discrete and other permanent items including, purchase accounting adjustments for fair value changes of contingent liabilities related to the Merger and the sale of the Company's rights to manage Gillespie.

As of June 30, 2013 and December 31, 2012, total deferred tax assets were $54.4 million, net of a valuation allowance of $13.2 million and $50.5 million, net of a valuation allowance of $13.2 million, respectively.

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15—Related Party Transactions

CIFC Parent—CIFC Parent is considered a related party as a result its ownership of 9.1 million shares of the Company's common stock, issued as part of the consideration for the Merger with Legacy CIFC. As such, related party transactions include (i) the deferred purchase payments including those classified as contingent liabilities (see Note 10), (ii) CIFC Parent's investments in CLOs managed by the Company; including eight CLOs of which six were Consolidated CLOs as of June 30, 2013 and nine CLOs of which seven were Consolidated CLOs as of December 31, 2012 and (iii) the management agreement to provide certain administrative and support services to CIFC Parent.

DFR Holdings—DFR Holdings is considered a related party as a result of its ownership of 4.5 million shares of the Company's common stock, issued as part of the consideration for the acquisition of CNCIM. In addition, DFR Holdings owns $25.0 million aggregate principal amount of the Company's Convertible Notes which is convertible into 4.1 million shares of the Company's common stock. As such, related party transactions include (i) the interest expense on Convertible notes of $0.9 million and $1.7 million during the three and six months ended June 30, 2013, respectively, and $0.8 million and $1.6 million during the three and six months ended June 30, 2012, respectively, (ii) the deferred purchase payments (see Note 10) and (iii) the management agreement to provide certain administrative and support services to DFR Holdings.
Other—During the six months ended June 30, 2013, a board member purchased $1.0 million of Preferred Shares in the Company's newly sponsored CLO, CIFC FUNDING 2013-II, LTD, through another entity in which he is a 50% shareholder.
Total related party receivables and investment advisory fee revenues related to management agreements noted above are as follows:

	Receivables		Investment Advisory Fees
	June 30, 2013	December 31, 2012	For the Three Months Ended June 30,		For the Six Months Ended June 30,
			2013	2012	2013	2012
	(in thousands)
CIFC Parent	$112	$19	$46	$50	$93	$100
DFR Holdings	42	17	13	20	25	40
Total Related Party Investment Advisory Fees	$154	$36	$59	$70	$118	$140

Note 16—Restructuring Charges

The table below provides a rollforward of the accrued restructuring charges:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Accrued Restructuring Charges, beginning of period	$887	$1,177	$1,410	$1,490
Provision (1)	—	19	—	3,923
Payments	(137)	(417)	(660)	(3,851)
Non-Cash Settlement (2)	—	—	—	(783)
Accrued Restructuring Charges, end of period	$750	$779	$750	$779

Explanatory Notes:
_________________________________

(1)
During the six months ended June 30, 2012, the Company recorded lease termination fees of $3.1 million, a loss on disposal of associated equipment and improvements of $1.4 million, partially offset by a $0.6 million reversal of deferred rent in conjunction with the closure of the Company's former Rosemont, Illinois office.

(2)	For the six months ended June 30, 2012, non-cash settlement represents the loss on disposal of equipment and improvements partially offset by the reversal of deferred rent payments noted above.

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

In addition, in connection with activities of one of the Company's investment advisor subsidiaries that occurred prior to the Company's acquisition of such investment advisor, the Company made certain voluntary reimbursements and other payments to certain investors and CLOs currently or formerly managed by such investment advisor. As a result of a contractual arrangement the Company was fully indemnified for these payments by the seller of such investment advisor and does not believe they had a material adverse impact on the Company's Condensed Consolidated Financial Statements.

In addition, a suit was filed against the Company (and certain of its affiliates and directors) by a former employee. The Company denies the allegations, intends to defend itself vigorously, believes that the pending lawsuit is without merit and has filed counterclaims against the plaintiff.
Lease Commitments
Total occupancy expense for both the three and six months ended June 30, 2013 was $0.4 million and $0.7 million, respectively, and for the three and six months ended June 30, 2012 was $0.2 million and $0.6 million, respectively. The future minimum commitments under the Company's lease agreement are as follows:

(In thousands)
2013 (remaining 6 months)	$402
2014	1,607
2015	1,607
2016	1,607
2017	1,607
Thereafter	8,690
$15,520

Unfunded Debt and Loan Commitments—Certain of the Consolidated CLOs have debt structures which include unfunded revolvers. Unfunded debt commitments represent the estimated fair value of those unfunded revolving debt facilities. The Consolidated CLOs also include holdings of unfunded revolvers of loan facilities. Unfunded loan commitments represent the estimated fair value of those unfunded revolvers of loan facilities. The Consolidated CLOs have unfunded investment commitments on loans of $51.8 million and $55.3 million as of June 30, 2013 and December 31, 2012, respectively. The timing and amount of additional funding on these loans are at the discretion of the borrower, to the extent the borrower satisfies certain requirements and provides certain documentation. The Company does not have any obligation to fund these commitments.

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 18—Subsequent Events

Subsequent to quarter end, the Company priced another CLO that represents approximately $400 million of new loan-based Assets Under Management. The CLO is expected to be issued in September 2013.

In addition, subsequent to quarter end, the Company declared a quarterly cash dividend of $0.10 per share. The cash dividend will be paid on September 17, 2013 to shareholders of record as of the close of business on August 27, 2013. Future declarations of dividends are subject to the discretion of the Company's Board.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with our Condensed Consolidated Financial Statements and notes thereto included in Part I—Item 1. Condensed Consolidated Financial Statements and Notes (Unaudited) of this Quarterly Report on Form 10-Q (the “Quarterly Report”).  The statements in this discussion regarding the industry outlook and our expectations regarding the future performance of our business and the other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in Special Note Regarding Forward-Looking Statements and Part I—Item 1A. Risk Factors in our 2012 Annual Report on Form 10-K. Unless otherwise noted or the context otherwise requires, we refer to CIFC Corp. as “CIFC,” to CIFC and its subsidiaries as “we,” “us,” “our,” “our company,” or “the Company,” to CIFC Asset Management LLC, one of our wholly-owned subsidiaries, as “CIFCAM,” to Deerfield Capital Management LLC, one of our indirect wholly-owned subsidiaries, as “DCM,” to CypressTree Investment Management, LLC, one of our indirect wholly-owned subsidiaries, as “CypressTree,” to Columbus Nova Credit Investments Management, LLC, one of our indirect wholly-owned subsidiaries, as “CNCIM” and to CIFCAM, DCM, CypressTree and CNCIM together as the “Advisors.”

Overview

CIFC Corp. (“CIFC” and, together with its subsidiaries, "we" or "us") is a Delaware corporation that specializes in managing investment products which include corporate credit obligations and primarily senior secured corporate loans (“SSCLs”), as the primary underlying investments.
We establish and manage investment products for various types of investors, including pension funds, hedge funds and other asset management firms, banks, insurance companies and other types of institutional investors across the globe. Our existing investment products are primarily collateralized loan obligations ("CLOs"). In addition, we manage other loan-based products and certain legacy collateralized debt obligations ("CDOs"). We also make investments in certain investment products we manage and SSCLs that we warehouse to launch new investment products.
The investment advisory fees paid to us by these investment products is our primary source of revenue and are generally paid on a quarterly basis and are ongoing as long as we manage the products. Investment advisory fees of CLOs typically consist of senior and subordinated management fees based on the amount of assets held in the investment product and, in some cases, incentive fees based on the returns generated for certain investors. We also earn net investment income and incur gains/losses from our investments in CLOs (also referred to as equity investments in CLOs below), warehouses and other investment products we manage.

Executive Overview

The capital markets experienced an onset of volatility during the quarter. This was precipitated by the Federal Reserve ("Fed") signaling a possible end to quantitative easing which global investors interpreted to indicate a potential near term rise in interest rates. The Fed's statements, in part, further benefited the loan market as investors continued to reduce their traditional fixed income product exposure and bought floating rate loans. These market and economic conditions constituted a continued favorable environment for companies whose loans comprise the investments in the funds managed by us. In addition, the loan market inflows noted above supported favorable loan market conditions for borrowers, and increased levels of loan refinancings. This continued wave of refinancings supported new CLO issuances but accelerated shrinkage of older CLOs which had passed the end of their reinvestment periods.

We had strong performance for the second quarter with ENI management fees and ENI increasing significantly compared to the same period last year. Subsequent to quarter end, we declared a divided of $0.10 per share. Assets Under Management ("AUM") grew during the year despite the high level of loan refinancing activity and associated loan prepayments on funds that were out of their reinvestment periods. Our performance has also improved as a result of increased incentive fees, as more CLOs reached their incentive hurdles and we achieved a fee sharing hurdle on the legacy CIFC CLOs whereby, for the first time, we retained a portion of the incentive fees. We are encouraged by these strong quarterly results and are well positioned for the second half of the year.

CIFC reported GAAP net income attributable to CIFC Corp. of $7.5 million for the second quarter of 2013, as compared to $(8.5) million in the same period of the prior year. GAAP operating results increased by $16.0 million from the prior year period, primarily as a result of the increase in (i) incentive fees on legacy CIFC CLOs acquired in April 2011 as we began recognizing 50% of incentive fees earned from these CLOs (previously, all incentive fees were paid to the seller), (ii) management fees from the five CLOs sponsored since the second quarter of 2012 and (iii) net interest income from CLO equity distributions and realized gains from warehouse activity.

CIFC reported ENI of $12.4 million for the second quarter of 2013, as compared to $3.3 million for the same period in the prior year. See the reconciliation to GAAP net income under the Section entitled Economic Net Income "ENI" (Non-GAAP Measures). ENI increased period to period by $9.1 million primarily as a result of the increase in (i) incentive fees as more CLOs reached their incentive hurdles as compared to the second quarter of the prior year, (ii) incentive fees on legacy CIFC CLOs acquired in April 2011 as we began recognizing 50% of incentive fees earned from these CLOs (previously, all incentive fees were paid to the seller), (iii) management fees from the five CLOs sponsored since 2012, other new loan-based products and the four Navigator CLOs acquired since the second quarter of 2012, and (iv) net interest income from CLO equity distributions and realized gains from warehouse activity. These increases were partially offset by higher unrealized losses on investments in CLO equity, and a decrease in management fees from certain legacy CLOs and CDOs that are winding down pursuant to their contractual terms.

Fee Earning AUM

The following table summarizes the Fee Earning AUM, for which we are paid a management fee by significant investment product category (1):

	June 30, 2013		March 31, 2013		December 31, 2012
	Number of Accounts	Fee Earning AUM (2)	Number of Accounts	Fee Earning AUM (2)	Number of Accounts	Fee Earning AUM (2)
		(In thousands)		(In thousands)		(In thousands)
Post 2011 CLOs	6	$3,219,531	5	$2,585,214	3	$1,579,558
Legacy CLOs (3)	26	8,344,616	27	9,004,131	29	9,599,220
Total CLOs	32	11,564,147	32	11,589,345	32	11,178,778
Other Loan-Based Products	3	822,534	2	780,288	3	666,120
Total Loan-Based AUM	35	12,386,681	34	12,369,633	35	11,844,898
ABS CDOs	9	1,321,535	9	2,038,739	10	2,402,088
Corporate Bond CDOs	1	4,000	3	48,578	4	67,053
Total Fee Earning AUM	45	$13,712,216	46	$14,456,950	49	$14,314,039

Explanatory Notes:
_________________________________

(1)	We do not expect to issue new CDOs in the future. Fee Earning AUM on CDOs is expected to continue to decline as these funds run-off per their contractual terms.

(2)
Fee Earning AUM generally reflects the aggregate principal or notional balance of the collateral and, in some cases, the cash balance held by the CLO as of the date of the last trustee report received for each CLO prior to the respective AUM date.

(3)	Legacy CLOs represent all managed CLOs issued prior to 2011, including CLOs acquired since 2011 but issued prior to 2011.

Total Fee Earning AUM activity for the three and six months ended June 30, 2013 is as follows:

	For the Three Months Ended June 30, 2013	For the Six Months Ended June 30, 2013
	(In thousands)
Total loan-based AUM - Beginning Balance	$12,369,633	$11,844,898
CLO New Issuances	626,303	1,627,637
CLO Principal Paydown	(574,026)	(986,438)
CLO Calls, Redemptions and Sales	(53,961)	(219,102)
Fund Subscriptions	60,000	182,597
Fund Redemptions	—	(10,354)
Other (1)	(41,268)	(52,557)
Total loan-based AUM - Ending Balance	12,386,681	12,386,681
Total CDOs	1,325,535	1,325,535
Total Fee Earning AUM - Ending Balance	$13,712,216	$13,712,216

Explanatory Note:
_________________________________
(1)     Other includes changes in collateral balances of CLOs between periods and market appreciation on other loan-based products.

During the three months ended June 30, 2013, total AUM decreased by $0.7 billion primarily as a result of decreases in AUM of legacy CDOs of $0.8 billion and CLOs of $0.7 billion offset by increases in post 2011 CLOs and other loan-based products of $0.7 billion. During the quarter we sponsored the issuance of one new CLO with AUM of approximately $0.6 billion. This increase was partially offset by the calls and redemptions of one CLO and two CDOs, as well as declines in AUM from certain CLOs which have reached the end of their contractual reinvestment periods.

During the six months ended June 30, 2013, total AUM decreased 0.6 billion primarily as a result of decreases in AUM of legacy CDOs of $1.1 billion and legacy CLOs of $1.3 billion offset by increases in post 2011 CLOs and other loan-based products of $1.8 billion. During the first half of the year we sponsored the issuance of three new CLOs with AUM of approximately$1.6 billion and increased our other loan based products by $0.2 billion. This increase was partially offset by the calls and redemptions of three CLO and three CDOs, as well as declines in AUM from certain CLOs which have reached the end of their contractual reinvestment periods.

Most of the CLOs and CDOs issued prior to 2011 that we manage have passed their first optional call date and are generally callable by their subordinated note holders, subject to satisfaction of certain conditions. As expected, CDO AUM continued to decline during the three and six months ended June 30, 2013. We do not expect to issue new CDOs and expect CDO AUM to continue to decline going forward as these funds run-off per their contractual terms.

The structure of the CLOs we manage affects the investment advisory fees paid to us. The following table summarizes select details of the structure of each of the CLOs we manage:

	Issuance Date	June 30, 2013 Fee Earning AUM	First Optional Call Date (1)	Termination of Reinvestment Period (2)	Maturity Year (3)
	Month/Year	(In thousands)	Month/Year
Post 2011 CLOs
CIFC Funding 2011-I, Ltd. ("CIFC CLO 2011-I")	01/12	$403,370	01/14	01/15	2023
CIFC Funding 2012-I, Ltd. ("CIFC CLO 2012-I")	07/12	453,183	08/14	08/16	2024
CIFC Funding 2012-II, Ltd. ("CIFC CLO 2012-II")	11/12	730,587	12/14	12/16	2024
CIFC Funding 2012-III, Ltd. ("CIFC CLO 2012-III")	01/13	502,397	01/15	01/17	2025
CIFC Funding 2013-I, Ltd. ("CIFC CLO 2013-I")	03/13	503,691	04/15	04/17	2025
CIFC Funding 2013-II, Ltd. ("CIFC CLO 2013-II")	06/13	626,303	07/15	7/17	2025
Total Post 2011 CLOs		3,219,531
Legacy CLOs
Forest Creek CLO Ltd.	05/03	11,432	07/07	07/08	2015
Navigator 2003 CLO, Ltd. (4)	12/03	11,431	02/07	11/08	2015
Navigator 2004 CLO, Ltd. (4)	10/04	50,200	01/11	01/11	2017
Market Square CLO Ltd.	05/05	49,302	07/07	04/11	2017
Navigator 2005 CLO, Ltd. (4)	07/05	110,086	10/11	10/11	2017
Hewett's Island CLO III, Ltd.	08/05	79,347	08/09	08/11	2017
Marquette Park CLO Ltd.	12/05	143,908	04/10	01/12	2020
Bridgeport CLO Ltd.	06/06	480,045	10/09	07/13	2020
CIFC Funding 2006-I, Ltd.	08/06	390,822	10/10	10/12	2020
Columbus Nova 2006-I, Ltd.	08/06	366,935	10/09	10/12	2018
Navigator 2006 CLO, Ltd. (4)	09/06	322,972	09/10	09/13	2020
CIFC Funding 2006-I B, Ltd.	10/06	363,646	12/10	12/12	2020
Burr Ridge CLO Plus Ltd.	12/06	282,479	06/12	03/13	2023
CIFC Funding 2006-II, Ltd.	12/06	543,433	3/11	03/13	2021
Columbus Nova 2006-II, Ltd.	12/06	482,140	02/10	02/13	2018
Hewett's Island CLO V, Ltd.	12/06	287,659	12/09	12/12	2018
CIFC Funding 2007-I, Ltd.	02/07	396,185	05/11	11/13	2021
CIFC Funding 2007-II, Ltd.	03/07	592,083	04/11	04/14	2021
Columbus Nova 2007-I, Ltd.	03/07	478,731	05/10	05/13	2019
Hewett's Island CLO VI, Ltd.	05/07	359,548	06/10	06/13	2019
Schiller Park CLO Ltd.	05/07	407,975	07/11	04/13	2021
Bridgeport CLO II Ltd.	06/07	491,690	12/10	09/14	2021
CIFC Funding 2007-III, Ltd.	07/07	438,076	07/10	07/14	2021
Primus CLO II, Ltd.	07/07	366,476	10/11	07/14	2021
CIFC Funding 2007-IV, Ltd.	09/07	405,210	09/10	09/12	2019
Columbus Nova 2007-II, Ltd.	11/07	432,805	10/10	10/14	2021
Total Legacy CLOs		8,344,616
Total CLOs		$11,564,147
Explanatory Notes:
_________________________________

(1)
CLOs are generally callable by equity holders (or the subordinated note holders of the CLO) once per quarter beginning on the "first optional call date" and subject to satisfaction of certain conditions.

(2)
Termination of reinvestment period refers to the date after which we can no longer use certain principal collections to purchase additional collateral, and such collections are instead used to repay the outstanding amounts of certain debt securities issued by the CLO.

(3)	Represents the contractual maturity of the CLO. Generally, the actual maturity of the deal is expected to occur in advance of contractual maturity.

(4)	Represents acquisition of rights to manage these CLOs through the completion of the GECC transaction. See "Item1 - Condensed Consolidated Financial Statements - Note 4" for further details.

Results of Consolidated Operations

We are required to consolidate into our financial statements certain variable interest entities (“Consolidated VIEs”) in which we are deemed to be the primary beneficiary in accordance with GAAP consolidation guidance. This includes certain of the CLOs, CDOs and other entities we manage. See below—Consolidated VIEs for additional information. The following table presents our comparative Condensed Consolidated Statements of Operations for the three months ended June 30, 2013 and 2012:

	For the Three Months Ended June 30,		2013 vs. 2012
	2013	2012	Variance	% Variance
	(In thousands, except share and per share amounts)
Revenues
Investment advisory fees	$2,240	$2,554	$(314)	(12)%
Net investment income	106	147	(41)	(28)%
Total net revenues	2,346	2,701	(355)	(13)%
Expenses
Compensation and benefits	6,986	5,547	1,439	26%
Professional services	715	1,676	(961)	(57)%
General and administrative expenses	1,843	1,760	83	5%
Depreciation and amortization	4,278	4,672	(394)	(8)%
Impairment of intangible assets	—	1,771	(1,771)	100%
Restructuring charges	—	19	(19)	100%
Total expenses	13,822	15,445	(1,623)	(11)%
Other Income (Expense) and Gain (Loss)
Net gain (loss) on investments at fair value	251	143	108	76%
Net gain (loss) on contingent liabilities at fair value	613	(964)	1,577	>100%
Corporate interest expense	(1,452)	(1,466)	14	(1)%
Net gain on the sale of management contract	—	—	—	—%
Other, net	(5)	(438)	433	(99)%
Net other income (expense) and gain (loss)	(593)	(2,725)	2,132	(78)%
Operating income (loss)	(12,069)	(15,469)	3,400	(22)%

Results of Consolidated VIEs
Net gain (loss) from activities of Consolidated VIEs	62,571	19,088	43,483	>100%
Expenses of Consolidated VIEs	(9,469)	(1,655)	(7,814)	>100%
Net results of Consolidated VIEs	53,102	17,433	35,669	>100%

Income (loss) before income tax (expense) benefit	41,033	1,964	39,069	>100%
Income tax (expense) benefit	(6,488)	(6,222)	(266)	4%
Net income (loss)	34,545	(4,258)	38,803	>100%
Net (income) loss attributable to noncontrolling interest in Consolidated VIEs	(27,002)	(4,240)	(22,762)	>100%
Net income (loss) attributable to CIFC Corp.	$7,543	$(8,498)	$16,041	>100%
Earnings (loss) per share:
Basic	$0.36	$(0.42)	$0.78	>100%
Diluted	$0.31	$(0.42)	$0.73	>100%
Weighted-average number of shares outstanding:
Basic	20,808,750	20,223,437	585,313	3%
Diluted	25,601,165	20,223,437	5,377,728	27%

Net income attributable to CIFC Corp. was $7.5 million, or $0.31 per fully diluted share, for the three months ended June 30, 2013, compared to $(8.5) million, or $(0.42) per fully diluted share, in the same period of the prior year. Net income attributable to CIFC Corp. increased by $16.0 million from the prior year predominantly due to the following:

Total Net Revenues—Total net revenues decreased $(0.4) million or (13)% from the same period of the prior year as certain unconsolidated CLOs and CDOs (see  below - Unconsolidated VIEs for further details) have reached the end of their contractual reinvestment periods thereby reducing AUM.

Total Expenses—Total expenses decreased $(1.6) million or (11)% period over period primarily due to decreases in impairments of intangible assets partially offset by higher compensation and benefits.

During the second quarter of the prior year, we fully impaired intangible assets associated with the Primus CLO I, Ltd. management contract as subordinated note holders exercised their right to call the CLO for redemption.

Compensation and benefits increased as a result of (i) the increase in overall headcount, (ii) the payment of a percentage of incentive fees earned on three CLOs in accordance to employment agreements with certain former employees, (iii) the amortization of stock options granted in prior years and (iv) the amortization and re-measurement of the profits interests granted in 2011 by CIFC Parent Holdings LLC ("CIFC Parent," one of our significant shareholders) to certain employees.

Net other income (expense) and gain (loss)—Total Net other income (expense) and gain (loss) increased by $2.1 million million or (78)% period to period, primarily due to increases in Net gain (loss) on contingent liabilities at fair value as a result of changes in expected performance on certain CLOs under fee sharing  arrangements.

Net results of Consolidated VIEs attributable to CIFC Corp.—Net results of Consolidated VIEs attributable to CIFC Corp. includes the operating results of our portion of the Consolidated VIEs (including our Consolidated CLOs). For the three months ended June 30, 2013 and 2012, we had $26.1 million and $13.2 million, respectively, of Consolidated VIE investment advisory fees and net investment interest income related to our investments in the equity of CLOs we manage (see  below - Consolidated VIEs for further details).

The increase in Net results of Consolidated VIEs attributable to CIFC Corp. is primarily due to an increase in Consolidated VIE incentive fees as more CLOs reached their incentive hurdles as compared to the second quarter of the prior year and as we began recognizing 50% of incentive fees earned on our legacy CIFC CLOs acquired through the April 2011 merger with Commercial Industrial Finance Corp. ("Legacy CIFC") (also known as the "Merger"). In addition, Consolidated VIE investment advisory fees increased due to the sponsorship of five new CLOs. Net investment income also increased from increased interest income on our CLO equity distributions and realized gains from warehouse activities during the current quarter.

The following table presents our comparative Condensed Consolidated Statements of Operations for the six months ended June 30, 2013 and 2012:

	For the Six Months Ended June 30,		2013 vs. 2012
	2013	2012	Variance	% Variance
	(In thousands, except share and per share amounts)
Revenues
Investment advisory fees	$4,883	$5,298	$(415)	(8)%
Net investment income	97	148	(51)	(34)%
Total net revenues	4,980	5,446	(466)	(9)%
Expenses
Compensation and benefits	14,510	11,291	3,219	29%
Professional services	2,638	2,400	238	10%
General and administrative expenses	3,327	3,164	163	5%
Depreciation and amortization	8,496	9,523	(1,027)	(11)%
Impairment of intangible assets	—	1,771	(1,771)	100%
Restructuring charges	—	3,923	(3,923)	100%
Total expenses	28,971	32,072	(3,101)	(10)%
Other Income (Expense) and Gain (Loss)
Net gain (loss) on investments at fair value	600	143	457	320%
Net gain (loss) on contingent liabilities at fair value	499	(3,341)	3,840	>100%
Corporate interest expense	(2,934)	(2,935)	1	—%
Net gain on the sale of management contract	752	5,772	(5,020)	(87)%
Other, net	(2)	(479)	477	100%
Net other income (expense) and gain (loss)	(1,085)	(840)	(245)	29%
Operating income (loss)	(25,076)	(27,466)	2,390	(9)%

Results of Consolidated VIEs
Net gain (loss) from activities of Consolidated VIEs	119,468	59,651	59,817	100%
Expenses of Consolidated VIEs	(19,308)	(3,438)	(15,870)	>100%
Net results of Consolidated VIEs	100,160	56,213	43,947	78%

Income (loss) before income tax (expense) benefit	75,084	28,747	46,337	>100%
Income tax (expense) benefit	(9,598)	(4,498)	(5,100)	>100%
Net income (loss)	65,486	24,249	41,237	170%
Net (income) loss attributable to noncontrolling interest in Consolidated VIEs	(55,156)	(31,152)	(24,004)	77%
Net income (loss) attributable to CIFC Corp.	$10,330	$(6,903)	$17,233	>100%
Earnings (loss) per share:
Basic	$0.50	$(0.34)	$0.84	>100%
Diluted	$0.44	$(0.34)	$0.78	>100%
Weighted-average number of shares outstanding:
Basic	20,803,151	20,324,777	478,374	2%
Diluted	25,719,972	20,324,777	5,395,195	27%

Net income (loss) attributable to CIFC Corp. was $10.3 million, or $0.44 per fully diluted share, for the six months ended June 30, 2013, compared to $(6.9) million, or $(0.34) per fully diluted share, in the same period in the prior year. Net income (loss) attributable to CIFC Corp. increased by $17.2 million from the prior year predominantly due to the following:

Total Net Revenues—Total net revenues decreased $(0.5) million or (9)% from the same period of the prior year as certain unconsolidated CLOs and CDOs (see  below - Unconsolidated VIEs for further details) have reached the end of their contractual reinvestment periods thereby reducing total AUM.

Total Expenses—Total expenses decreased $(3.1) million or (10)% year over year primarily due to decreases in restructuring costs, impairments of intangible assets and depreciation and amortization costs. These decreases were partially offset by higher compensation and benefits.

During 2012, restructuring charges included the termination of our Rosemont, Illinois lease related to the consolidation of operations at our corporate headquarters in New York, the disposal of the related fixed assets from the lease termination and additional severance costs from the final integration of management teams after the April 13, 2011 merger with Legacy CIFC.

In the prior year, we fully impaired intangible assets associated with the Primus CLO I, Ltd. management contract as subordinated note holders exercised their right to call the CLO for redemption. In addition, during the six months ended June 30, 2012, we completed the amortization of technology intangibles acquired through the Merger with a useful life of 2 years.

Compensation and benefits increased as a result of the (i) the amortization and re-measurement of the profits interests granted in 2011 by CIFC Parent Holdings LLC ("CIFC Parent," one of our significant shareholders) to our employees, (ii) the amortization of stock options granted during 2012 to date, (iii) the payment of a percentage of incentive fees earned on three CLOs in accordance to employment agreements with certain former employees and (iv) an overall increased headcount.

Net other income (expense) and gain (loss)—Total Net other income (expense) and gain (loss) decreased by $(0.2) million or 29% period to period, primarily due to gains on the sale of management contracts during the first half of 2012 as we sold our rights to manage Gillespie (see “Item 1-Notes to Consolidated Financial Statements-Note 10”). This decrease was partially offset by an increase in Net gain (loss) on contingent liabilities at fair value as a result of changes in expected performance on certain CLOs under fee sharing arrangements.

Net results of Consolidated VIEs attributable to CIFC Corp.—Net results of Consolidated VIEs attributable to CIFC Corp. includes the operating results of our portion of the Consolidated VIEs (including our Consolidated CLOs). For the six months ended June 30, 2013 and 2012, we had $45.0 million and $25.1 million, respectively,  of Consolidated VIE investment advisory fees and net investment interest income related to our investments in the equity of CLOs we manage (see  below - Consolidated VIEs for further details).

The increase in Net results of Consolidated VIEs attributable to CIFC Corp. is primarily due to an increase in Consolidated VIE incentive fees as more CLOs reached their incentive hurdles as compared to the second quarter of the prior year and as we began recognizing 50% of incentive fees earned on our legacy CIFC CLOs acquired through the Merger in April 2011. In addition, Consolidated VIE investment advisory fees increased due to the sponsorship of five new CLOs since the second quarter of 2012. Net investment income also increased from increased interest income on our CLO equity distributions and realized gains from warehouse activities during the current quarter.

Income tax expense (benefit)—Income tax expense increased during the year primarily due to higher pre-tax net income attributable to CIFC Corp. in the current year compared to the the prior year.

Economic Net Income "ENI" (Non-GAAP Measures)

ENI is a non-GAAP financial measure of profitability which we use in addition to GAAP to measure the performance of our core business. We believe ENI reflects the nature and substance of the business and the economic results driven by investment advisory fee revenues from the management of client funds and earnings on our investments. ENI represents net income (loss) attributable to CIFC Corp. before taxes, gain (loss) on dispositions of non-core assets, a portion of non-cash compensation related to profits interests granted by CIFC Parent (one of our significant shareholders) in June 2011, amortization and impairments of intangible assets, gains (losses) on derivatives and liabilities, certain non-recurring operating expenses and strategic transaction expenses (such as those associated with mergers and acquisitions). ENI also presents investment advisory fee revenues net of any fee-sharing arrangements.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
GAAP Net income (loss) attributable to CIFC Corp.	$7,543	$(8,498)	$10,330	$(6,903)
Advisory fee sharing arrangements (1)	(5,688)	(2,223)	(9,898)	(4,632)
Compensation costs (2)	558	—	1,657	—
Insurance settlement received	—	—	—	(657)
Amortization and impairment of intangibles	4,100	6,397	8,148	11,123
Restructuring charges	—	19	—	3,923
Net gain/loss on contingent liabilities, derivatives and other	(613)	1,403	(499)	3,990
Gain on sales of contracts	—	—	(752)	(5,772)
Income tax (expense) benefit	6,488	6,222	9,598	4,498
Total reconciling and non-recurring items	4,845	11,818	8,254	12,473
ENI	$12,388	$3,320	$18,584	$5,570

Explanatory Notes:
______________________________

(1)
We share advisory fees on certain of the CLOs we manage (for example, advisory fees on certain acquired funds are shared with the party that sold the funds to us). These amounts are netted from investment advisory fees in the computation of ENI.

(2)
For the three and six months ended June 30, 2013, compensation has been adjusted for non-cash compensation related to profits interests granted to certain CIFC employees by CIFC Parent Holdings LLC (as significant stockholder in the Company) in 2011 and sharing of incentive fees with certain former employees established in connection with the Company's CNCIM Acquisition.

The following table presents our components of ENI for the three and six months ended June 30, 2013 and 2012:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2013	2012	Variance	% Variance	2013	2012	Variance	% Variance
	(in thousands)				(in thousands)
Adjusted revenues
Investment advisory fees (1)	$20,112	$12,243	$7,869	64%	$36,699	$24,078	$12,621	52%
Net investment income	2,898	1,572	1,326	84%	3,987	2,110	1,877	89%
Total adjusted net revenues	23,010	13,815	9,195	67%	40,686	26,188	14,498	55%

Adjusted expenses
Compensation and benefits	6,428	5,547	881	16%	12,853	11,291	1,562	14%
Professional services	715	1,676	(961)	(57)%	2,638	3,057	(419)	(14)%
General and administrative expenses	1,843	1,760	83	5%	3,327	3,164	163	5%
Depreciation and amortization	179	46	133	289%	348	171	177	104%
Corporate interest expense	1,452	1,466	(14)	(1)%	2,934	2,935	(1)	—%
Other, net	5	—	5	>100%	2	—	2	>100%
Total adjusted expenses	10,622	10,495	127	1%	22,102	20,618	1,484	7%

ENI	$12,388	$3,320	$9,068	273%	$18,584	$5,570	$13,014	234%

Explanatory Note:
______________________________

(1)	See Adjusted investment advisory fees table below for details of revenue components.

Adjusted investment advisory fees—The following table presents our components of investment advisory fees as adjusted for ENI for the three months ended June 30, 2013 and 2012:

	For the Three Months Ended June 30,
	2013			2012			Totals
	CLOs	CDOs	Total	CLOs	CDOs	Total	Variance	% Variance
	(In thousands)
Senior management fees	$4,987	$442	$5,429	$4,045	$637	$4,682	$747	16%
Subordinated management fees	8,101	1,609	9,710	7,108	71	7,179	2,531	35%
Incentive management fees	4,554	—	4,554	219	—	219	4,335	1,979%
Subtotal	$17,642	$2,051	$19,693	$11,372	$708	$12,080	7,613	63%
Other advisory fees	—	—	419	—	—	163	256	157%
Total adjusted investment advisory fee revenues	$17,642	$2,051	$20,112	$11,372	$708	$12,243	$7,869	64%

Adjusted Investment Advisory Fees—During the three months ended June 30, 2013, total adjusted advisory fee revenue increased by 64% primarily as a result of an increase in incentive fees as more CLOs reached their incentive fee hurdles as compared to the same period of the prior year. In addition, during the second quarter, we began realizing 50% of incentive fees earned from the legacy CIFC CLOs acquired through the Merger. Previously, all incentive fees earned were shared with the seller (see also Contingent Liabilities and Other Commitments below for further details). Senior and subordinated management fees also increased as the current period included a full quarter of results from CLOs and CDOs sponsored and acquired since the second quarter of 2012, including the sponsorships of three new CLOs during the first half of the year. These increases were offset by principal paydowns, calls and redemptions of certain legacy CLOs and CDOs.

      Adjusted net investment income—During the three months ended June 30, 2013, total adjusted net investment income increased by 84% from the same period of the prior year. During the three months ended June 30, 2013, we recognized higher interest income on our CLO investments and realized gains on the settlement of a warehouse related to the sponsorship of one new CLO during the quarter. These increases were offset by net total unrealized loss positions on our CLO and warehouse investments due to the changes in CLO equity prices during the comparative periods.

Adjusted expenses—During the three months ended June 30, 2013, total adjusted expenses increased by less than 1% from the same period in the prior year primarily due to the increase in adjusted compensation and benefits as a result of the amortization of additional stock options granted during 2012 and 2013 under the 2011 Stock Plan (see "Item 1-Condensed Consolidated Financial Statements-Note 12") and an overall increased headcount to support the continued growth of our business.

The following table presents our components of investment advisory fees as adjusted for ENI for the six months ended June 30, 2013 and 2012:

	For the Six Months Ended June 30,
	2013			2012			2013 vs. 2012
	CLOs	CDOs	Total	CLOs	CDOs	Total	Variance	% Variance
	(In thousands)
Senior management fees	$9,752	$924	$10,676	$8,086	$1,388	$9,474	$1,202	13%
Subordinated management fees	16,447	1,609	18,056	13,837	72	13,909	4,147	30%
Incentive management fees	7,167	—	7,167	432	—	432	6,735	1,559%
Subtotal	$33,366	$2,533	$35,899	$22,355	$1,460	$23,815	12,084	51%
Other advisory fees			800	—	—	263	537	204%
Total adjusted investment advisory fee revenues	$33,366	$2,533	$36,699	$22,355	$1,460	$24,078	$12,621	52%

Adjusted Investment Advisory Fees—During the six months ended June 30, 2013, total adjusted advisory fee revenue increased by 52% primarily as a result of an increase in incentive fees as more CLOs reached their incentive fee hurdles as compared to the same period of the prior year. In addition, during the first half of the year, we began realizing 50% of incentive fees earned from the legacy CIFC CLOs acquired through the Merger. Previously, all incentive fees earned were shared with the seller (see also Contingent Liabilities and Other Commitments below for further details). Senior and subordinated management fees also increased as the current period included a full quarter of results from CLOs and CDOs sponsored and acquired since 2012, including the sponsorships of three new CLOs during the first half of the year. These increases were offset by principal paydowns, calls and redemptions of certain legacy CLOs and CDOs.

Adjusted net investment income—During the six months ended June 30, 2013, total adjusted net investment income increased by 89% from the same period of the prior year. During the six months ended June 30, 2013, we recognized higher interest income on our CLO investments and realized gains on the settlements of three warehouses related to the sponsorship of three new CLOs during the first half of the year. These increases were offset by net total unrealized loss positions on our CLO and warehouse investments due to the changes in CLO equity prices during the periods.

Adjusted expenses—During the six months ended June 30, 2013, total adjusted expenses increased 7% from the same period in the prior year primarily due to the increase in adjusted compensation and benefits as a result of the amortization of additional stock options granted during 2012 and 2013 under the 2011 Stock Plan (see "Item 1-Condensed Consolidated Financial Statements-Note 12") and an overall increased headcount to support the continued growth of our business.

Liquidity and Capital Resources

As of June 30, 2013, our total liquidity was comprised of unrestricted cash and cash equivalents of $33.5 million, warehouse investments of $15.0 million and investments of $54.7 million. The decrease of $14.2 million in cash and cash equivalents from $47.7 million as of December 31, 2012, was primarily attributable to net new investments in CLO equity and warehouses during the first half of the year. This was partially offset by positive operating cash flows.

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

The present value of the remaining deferred purchase payments of $2.5 million is included in the Condensed Consolidated Balance Sheets as of June 30, 2013.

Contingent Liabilities and Other Commitments—In connection with the Merger, we established or assumed certain contingent liabilities that combine to have an estimated fair value of $23.8 million as of June 30, 2013.

The contingent liabilities from the Merger are payable to CIFC Parent. The terms of these payments are as follows: (i) the first $15.0 million of incentive fees received by the combined company from six of the CLOs managed by CIFCAM (the "Legacy CIFC CLOs") as of April 13, 2011 (the "Merger Closing Date"), (ii) 50% of any incentive fees in excess of $15.0 million in aggregate received from the Legacy CLOs by the combined company over ten years from the Merger Closing Date and (iii) payments relating to the present value of any such incentive fees from the Legacy CIFC CLOs that remain payable to the combined company after the tenth anniversary of the Merger Closing Date. During the three and six months ended June 30, 2013, we made payments of $4.9 million and $7.8 million, respectively, related to these contingent liabilities and during the three and six months ended June 30, 2012, we made payments of $1.4 million and $2.3 million, respectively, related to these contingent liabilities. During the second quarter of 2013, we made the last payment to fulfill its obligation under (i) above. Accordingly, as of June 30, 2013, there are no remaining payments under item (i) and we made cumulative payments of $1.7 million under item (ii) to date.

In addition, there were contingent liabilities assumed in the Merger that primarily represent contingent consideration related to Legacy CIFC’s acquisition of CypressTree in December 2010. The assumed contingent liabilities are based on a fixed percentage of certain advisory fees from the CypressTree CLOs. These fixed percentages vary by CLO and have a minimum fixed percentage of 55%. During the three and six months ended June 30, 2013, we made payments of $1.1 million and $1.7 million, respectively, related to these contingent liabilities. During the three and six months ended June 30, 2012, we made payments of $4.2 million and $8.5 million, respectively, related to these contingent liabilities.  Payments made during the three and six months ended June 30, 2012, included $3.0 million and $5.9 million, respectively, of one-time earn out payments for three of the CypressTree management contracts which reduced the required future payments.

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

Long-Term Debt—The following table summarizes our long-term debt:

	June 30, 2013			December 31, 2012
	Carrying Value	Current Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Carrying Value	Current Weighted Average Borrowing Rate	Weighted Average Remaining Maturity
	(In thousands)		(In years)	(In thousands)		(In years)
Recourse debt:
March Junior Subordinated Notes (1)	$95,000	1.00%	22.3	$95,000	1.00%	22.8
October Junior Subordinated Notes (2)	25,000	3.78%	22.3	25,000	3.81%	22.8
Total Subordinated Notes Debt	$120,000	1.58%	22.3	$120,000	1.59%	22.8

Convertible Notes (3)	$18,678	10.00%	4.4	$18,233	9.00%	4.9
Total recourse debt	$138,678			$138,233

Non-recourse Consolidated VIE debt:
Consolidated CLOs (4)	$10,175,179	1.33%	8.4	$9,325,982	1.16%	8.1
Warehouses (5) (6)	—	—%	n/a	270,452	2.12%	n/m
Total non-recourse Consolidated VIE debt	$10,175,179	1.33%	8.4	$9,596,434	1.19%	7.9
Total long-term debt	$10,313,857			$9,734,667

Explanatory Notes:
________________________________
n/m - not meaningful

(1)	March Junior Subordinated Notes bear interest at an annual rate of 1% through April 30, 2015 and LIBOR plus 2.58% thereafter until maturity, October 30, 2035.

(2)	October Junior Subordinated Notes bear interest at an annual rate of LIBOR plus 3.50% and mature on October 30, 2035.

(3)
As of June 30, 2013 and December 31, 2012, Convertible Notes were recorded net of a discount of $6.3 million and $6.8 million, respectively and the Convertible Notes paid interest at the stated rates of 10.00% and 9.00%, respectively. Including the discount, the effective rate of interest is 18.14% for both periods. The Convertible Notes have a $25.0 million aggregate principal amount and will mature on December 9, 2017.

(4)
Long-term debt of the Consolidated CLOs is recorded at fair value. The subordinated notes of Consolidated CLOs do not have a stated interest rate, and are therefore excluded from the calculation of the weighted average borrowing rate. As of June 30, 2013 and December 31, 2012, the par value of the Consolidated CLOs long-term debt (including subordinated notes) was $10.7 billion and $9.8 billion , respectively.

(5)
Long-term debt of warehouses not held by us is recorded at fair value. The fair value excludes the preferred shares of Warehouse(s) outstanding as of each respective period, which have a par value of $15.1 million as of June 30, 2013 and $25.1 million as of December 31, 2012. They do not have a stated interest rate and are excluded from the calculation of the weighted average borrowing rate.

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

Lease Commitments—The future minimum commitments under our lease agreement are as follows:

(In thousands)
2013 (remaining 6 months)	$402
2014	1,607
2015	1,607
2016	1,607
2017	1,607
Thereafter	8,690
$15,520

Share Repurchase Program—During the six months ended June 30, 2013, we repurchased 9,044 common shares in open-market transactions for an aggregate cost of $0.1 million with an average price per share of $7.18.  As of June 30, 2013 we were authorized to repurchase up to $5.6 million of its common stock under our share repurchase program approved by the Board of Directors (the "Board").

Consolidated VIEs

Although we consolidate all the assets and liabilities of the Consolidated VIEs, our maximum exposure to loss is limited to our investments and beneficial interests in the Consolidated VIEs and the receivables of the Consolidated VIEs. All of these items are eliminated upon consolidation. The assets of each of the Consolidated VIEs are generally held by the trustee of each fund solely as collateral to satisfy the obligations of the Consolidated VIEs. If we were to liquidate, the assets of the Consolidated VIEs would not be available to our general creditors, and as a result, we do not consider them our assets. Additionally, the investors in the debt and equity of the Consolidated VIEs have no recourse to our general assets. Therefore, this debt is not our obligation.

Consolidated CLOs—As of June 30, 2013, we consolidated 25 CLOs (the "Consolidated CLOs"). See "Item 1—Condensed Consolidated Financial Statements—Note 2" for additional information. The following table summarizes our consolidated assets and non-recourse liabilities of the Consolidated CLOs included in the Condensed Consolidated Balance Sheets and the total maximum exposure to loss on these Consolidated CLOs, as follows (1):

	June 30, 2013	December 31, 2012
	(In thousands)
Total Assets	$11,043,566	$9,933,495
Total Liabilities (non-recourse)	10,858,174	9,806,010

Maximum exposure to loss:
Investments and beneficial interests	$49,265	$47,454
Receivables	2,942	2,674
Total maximum exposure to loss	$52,207	$50,128

Explanatory Note:
________________________________

(1)	In addition, exposure to loss includes future investment advisory fees on the Consolidated VIEs, which are not included in the table above.

Other Consolidated Entities—The following table summarizes our consolidated assets and non-recourse liabilities of other consolidated VIEs included in the Condensed Consolidated Balance Sheets:

	June 30, 2013			December 31, 2012
	Consolidated Assets	Consolidated Total Non-Recourse Liabilities	Maximum Exposure to Loss (1)	Consolidated Assets	Consolidated Total Non-Recourse Liabilities	Maximum Exposure to Loss (1)
	(In thousands)
Warehouses (1)	$16,526	$1,513	$15,013	$334,420	$307,025	$26,723

Explanatory Note:
________________________________

(1)	Maximum exposure to loss is generally limited to our investment in the entity. We consolidated one warehouse as of June 30, 2013, and a different warehouse as of December 31, 2012.

Total net results of consolidated VIEs included on our Condensed Consolidated Statements of Operations was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Consolidated CLOs	$48,407	$17,433	$96,093	$54,952
Warehouses (1)	4,695	—	4,067	1,431
DFR MM CLO (2)	—	—	—	(170)
Net results of Consolidated VIEs	53,102	17,433	100,160	56,213
Net (income) loss attributable to noncontrolling interest in Consolidated VIEs	(27,002)	(4,240)	(55,156)	(31,152)
Net results of Consolidated VIEs attributable to CIFC Corp.	$26,100	$13,193	$45,004	$25,061

Characteristics of net results of Consolidated VIEs attributable to CIFC Corp:
Consolidated VIE investment advisory fees	$23,559	$11,912	$41,714	$23,413
Consolidated VIE net investment income	2,541	1,281	3,290	1,648
Net results of Consolidated VIEs attributable to CIFC Corp.	$26,100	$13,193	$45,004	$25,061

Explanatory Notes:
________________________________

(1)
During the three and six months ended June 30, 2013, our net results from warehouses included three and four warehouse investments, respectively. During the three and six months ended June 30, 2012, our net results from warehouses included one warehouse investment for both periods.

(2)
In February 2012, we sold our investment in and the rights to manage the DFR MM CLO for $36.5 million and deconsolidated the entity. The economic impact of our investments in the DFR MM CLO had been determined by its initial investment of $69.0 million ($50.0 million of subordinated notes and $19.0 million of debt) and total cash distributed to us from initial investment to the date of sale of $52.2 million on the subordinated notes investment and $4.8 million in interest on the debt investment.

Unconsolidated VIEs—As of June 30, 2013, we had variable interests in an additional 7 CLOs and 11 CDOs and 1 other investment product, which we manage, that were not consolidated (the "Unconsolidated VIEs") as we were not deemed to be the primary beneficiary with respect to those VIEs. As of June 30, 2013 and December 31, 2012, our maximum exposure to loss associated with the Unconsolidated VIEs was limited to $5.4 million and $5.1 million, respectively, of investments made by us in an Unconsolidated VIE and current investment advisory fee receivables of $0.4 million and $0.6 million, respectively. In addition, exposure to loss includes future investment advisory fees collectible by us.

Related Party Transactions

CIFC Parent—CIFC Parent is considered a related party as a result its ownership of 9.1 million shares of our common stock, issued as part of the consideration for the Merger with Legacy CIFC. As such, related party transactions include (i) the deferred purchase payments including those classified as contingent liabilities (see above—Deferred Purchase Payments and Contingent Liabilities and Other Commitments), (ii) CIFC Parent's investments in CLOs managed by us; including eight CLOs of which six were Consolidated CLOs as of June 30, 2013 and nine CLOs of which seven were Consolidated CLOs as of December 31, 2012 and (iii) the management agreement to provide certain administrative and support services to CIFC Parent.

DFR Holdings—DFR Holdings is considered a related party as a result of its ownership of 4.5 million shares of our common stock, issued as part of the consideration for the acquisition of CNCIM. In addition, DFR Holdings owns $25.0 million aggregate principal amount of our Convertible Notes which is convertible into 4.1 million shares of our common stock. As such, related party transactions include (i) the interest expense on Convertible notes of $0.9 million and $1.7 million during the three and six months ended June 30, 2013, respectively, and $0.8 million and $1.6 million during the three and six months ended June 30, 2012, respectively, (ii) the deferred purchase payments (see above—Deferred Purchase Payments and Contingent Liabilities and Other Commitments) and (iii) the management agreement to provide certain administrative and support services to DFR Holdings.
Other—During the six months ended June 30, 2013, a board member purchased $1.0 million of Preferred Shares in our newly sponsored CLO, CIFC FUNDING 2013-II, LTD, through an entity in which he is a 50% shareholder.
Total related party receivables and investment advisory fee revenues related to management agreements noted above are as follows:

	Receivables		Investment Advisory Fees
	June 30, 2013	December 31, 2012	For the Three Months Ended June 30,		For the Six Months Ended June 30,
			2013	2012	2013	2012
	(in thousands)
CIFC Parent	$112	$19	$46	$50	$93	$100
DFR Holdings	42	17	13	20	25	40
Total Related Party Investment Advisory Fees	$154	$36	$59	$70	$118	$140
Off-Balance Sheet Arrangements—As of June 30, 2013, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose or VIEs, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of June 30, 2013, we did not guarantee any obligations of unconsolidated entities, enter into any commitments or express intent to provide additional funding to any such entities.
Subsequent Events
Subsequent to quarter end, we priced another CLO that represents approximately $400 million of new loan-based AUM. The CLO is expected to be issued in September 2013.

In addition, subsequent to quarter end, we declared a quarterly cash dividend of $0.10 per share. The cash dividend will be paid on September 17, 2013 to shareholders of record as of the close of business on August 27, 2013. Future declarations of dividends are subject to the discretion of our Board.

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

A summary of our critical accounting estimates is included in our Annual Report on Form 10-K for the year ended December 31, 2012, in Management's Discussion and Analysis of Financial Condition. There have been no significant changes to our critical accounting estimates as of June 30, 2013.

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

PART II. Other Information

Item 1.    Legal Proceedings

A suit was recently filed against the Company (and certain of its affiliates and directors) with the Supreme Court of the State of New York, County of New York, by Nga Tran, a former employee, alleging, among other things, employment discrimination, sexual harassment, wrongful discharge, fraud, breach of fiduciary duty and various securities law violations.  Such suit was removed to the United States District Court in the Southern District of New York on June 25, 2013.  The Company denies the allegations, intends to defend itself vigorously, believes that the pending lawsuit is without merit and has filed counterclaims against the plaintiff.

Item 1A.    Risk Factors
There have been no material changes in our risk factors from those disclosed in Part I—Item 1A. Risk Factors of our 2012 Form 10-K.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The number and average price of shares of common stock purchased during the three months ended June 30, 2013 are set forth in the table below:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
May 1 - May 31, 2013	200	$7.26	200	5,616,207
June 1 - June 30, 2013	8,820	$7.18	8,820	5,552,906
Total	9,020	$7.18	9,020

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

***101.0
Financial statements from the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2013, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets (unaudited); (ii) the Condensed Consolidated Statements of Operations (unaudited); (iii) the Condensed Consolidated Statements of Equity (unaudited), (iv) the Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited), (v) the Condensed Consolidated Statements of Cash Flows (unaudited); and (vi) the Notes to Condensed Consolidated Financial Statements (unaudited) furnished herewith.

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

CIFC CORP.
(Registrant)

August 12, 2013	By:	/s/ PETER GLEYSTEEN
Peter Gleysteen, Chief Executive Officer and Director
(Principal Executive Officer)

August 12, 2013	By:	/s/ RAHUL AGARWAL
Rahul Agarwal, Chief Financial Officer
(Principal Financial and Accounting Officer)