Form 10-Q
period 2013-09-30
CIFC Corp.
filed 2013-11-08
CIK 1313918

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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

There were 20,776,028 shares of the registrant’s common stock outstanding as of October 30, 2013.

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

Part I. Financial Information

Item 1.    Condensed Consolidated Financial Statements and Notes (unaudited)
CIFC CORP. AND ITS SUBSIDIARIES
Condensed Consolidated Balance Sheets
(unaudited)

	September 30, 2013	December 31, 2012
	(In thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$59,930	$47,692
Due from brokers	3,988	1,150
Restricted cash and cash equivalents	1,699	1,612
Investments at fair value	26,569	5,058
Receivables	3,421	2,432
Prepaid and other assets	3,889	5,392
Deferred tax asset, net	54,331	50,545
Equipment and improvements, net	3,929	3,979
Intangible assets, net	31,417	43,136
Goodwill	76,000	76,000
Subtotal	265,173	236,996
Assets of Consolidated Variable Interest Entities:
Due from brokers	169,209	103,008
Restricted cash and cash equivalents	571,187	1,059,283
Investments at fair value	10,041,772	9,066,779
Receivables	48,556	38,845
Total assets of Consolidated Variable Interest Entities	10,830,724	10,267,915
TOTAL ASSETS	$11,095,897	$10,504,911
LIABILITIES
Due to brokers	$19,891	$—
Accrued and other liabilities	13,575	15,734
Deferred purchase payments	2,593	4,778
Contingent liabilities at fair value	19,138	33,783
Long-term debt	138,915	138,233
Subtotal	194,112	192,528
Non-Recourse Liabilities of Consolidated Variable Interest Entities:
Due to brokers	487,708	494,641
Accrued and other liabilities	—	5,207
Interest payable	24,058	16,753
Long-term debt at fair value	10,117,866	9,596,434
Total Non-Recourse Liabilities of Consolidated Variable Interest Entities	10,629,632	10,113,035
TOTAL LIABILITIES	10,823,744	10,305,563
EQUITY
Common stock, par value $0.001: 500,000,000 shares authorized, 20,917,583 issued and 20,776,028 outstanding as of September 30, 2013 and 20,778,053 issued and 20,682,604 outstanding as of December 31, 2012	21	21
Treasury stock, at cost: 130,444 shares as of September 30, 2013, and 95,449 shares as of December 31, 2012	(915)	(664)
Additional paid-in capital	959,201	955,407
Accumulated other comprehensive income (loss)	—	(3)
Retained earnings (deficit)	(817,051)	(833,442)
TOTAL CIFC CORP. STOCKHOLDERS’ EQUITY	141,256	121,319
Appropriated retained earnings (deficit) of Consolidated Variable Interest Entities	130,897	78,029
TOTAL EQUITY	272,153	199,348
TOTAL LIABILITIES AND EQUITY	$11,095,897	$10,504,911
   See notes to Condensed Consolidated Financial Statements.

CIFC CORP. AND ITS SUBSIDIARIES
Condensed Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands, except share and per share amounts)
Revenues
Investment advisory fees	$1,763	$2,750	$6,646	$8,048
Net interest income from investments	159	76	256	224
Total net revenues	1,922	2,826	6,902	8,272
Expenses
Compensation and benefits	6,717	5,188	21,227	16,479
Professional services	736	1,220	3,374	3,620
General and administrative expenses	1,963	1,237	5,290	4,401
Depreciation and amortization	3,755	3,802	12,251	13,325
Impairment of intangible assets	—	—	—	1,771
Restructuring charges	—	—	—	3,923
Total expenses	13,171	11,447	42,142	43,519
Other Income (Expense) and Gain (Loss)
Net gain (loss) on investments at fair value	287	291	887	434
Net gain (loss) on contingent liabilities at fair value (Note 10)	1,099	(6,059)	1,598	(9,400)
Corporate interest expense	(1,460)	(1,487)	(4,394)	(4,422)
Net gain on sale of management contract	634	—	1,386	5,772
Strategic transactions expenses	—	(657)	—	(657)
Other, net	—	11	(2)	(468)
Net other income (expense) and gain (loss)	560	(7,901)	(525)	(8,741)
Operating income (loss)	(10,689)	(16,522)	(35,765)	(43,988)

Net results of Consolidated Variable Interest Entities (Note 8)	22,765	(153,548)	122,925	(97,335)
Income (loss) before income tax (expense) benefit	12,076	(170,070)	87,160	(141,323)
Income tax (expense) benefit	(6,214)	1,757	(15,812)	(2,741)
Net income (loss)	5,862	(168,313)	71,348	(144,064)
Net (income) loss attributable to noncontrolling interest in Consolidated Variable Interest Entities (Note 5)	2,288	169,001	(52,868)	137,849
Net income (loss) attributable to CIFC Corp.	$8,150	$688	$18,480	$(6,215)

Earnings (loss) per share (Note 13)—
Basic	$0.39	$0.03	$0.89	$(0.31)
Diluted	$0.34	$0.03	$0.77	$(0.31)
Weighted-average number of shares outstanding (Note 13)—
Basic	20,798,102	19,957,041	20,801,531	20,201,304
Diluted	25,563,020	21,907,984	25,656,783	20,201,304

Dividends declared	$0.10	n/a	$0.10	n/a

See notes to Condensed Consolidated Financial Statements.

CIFC CORP. AND ITS SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Net income (loss)	$5,862	$(168,313)	$71,348	$(144,064)
Other comprehensive income (loss):
Foreign currency translation	—	2	3	2
Other comprehensive income (loss)	—	2	3	2
Comprehensive income (loss)	5,862	(168,311)	71,351	(144,062)
Comprehensive (income) loss attributable to noncontrolling interest in Consolidated Variable Interest Entities	2,288	169,001	(52,868)	137,849
Comprehensive income (loss) attributable to CIFC Corp.	$8,150	$690	$18,483	$(6,213)

   See notes to Condensed Consolidated Financial Statements.

CIFC CORP. AND ITS SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Nine Months Ended September 30,
	2013	2012
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$71,348	$(144,064)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net premium and discount (accretion) amortization on investments, loans and debt issuance costs	1,119	690
Share-based compensation	3,887	1,568
Net (gain) loss on investments and contingent liabilities at fair value / other (gain) loss	(2,485)	9,452
Net gain on the sale of management contract	(1,386)	(5,772)
Depreciation and amortization	12,251	13,325
Impairment of intangible assets	—	1,771
Loss on disposal of equipment and improvements	—	1,417
Deferred income tax expense (benefit)	(3,786)	2,798
Consolidated Variable Interest Entity:
Net premium and discount (accretion) amortization on investments, loans and debt issuance costs	—	(1,443)
Net (gain) loss on investments at fair value	(10,784)	(266,614)
Net (gain) loss on liabilities at fair value	123,449	582,124
Net other (gain) loss	(64)	(294)
Changes in operating assets and liabilities:
Due from brokers	(2,838)	(5,504)
Purchases of investments at fair value	95,352	(39,982)
Sales of investments at fair value	(110,691)	40,417
Receivables	(989)	(1,392)
Prepaid and other assets	1,381	122
Due to brokers	19,891	13,926
Accrued and other liabilities	(2,157)	(6,113)
Consolidated Variable Interest Entity:
Due from brokers	(66,201)	(46,072)
Purchase of investments at fair value	(6,804,922)	(3,225,541)
Sales of investments at fair value	5,840,777	3,010,576
Receivables	(9,711)	(17,212)
Due to brokers	(6,933)	196,577
Accrued and other liabilities	(5,207)	4,221
Interest payable	7,305	(36)
Net cash provided by (used in) operating activities	(851,394)	118,945
CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted cash and cash equivalents	(87)	497
Purchases of investments at fair value	(5,000)	—
Proceeds from the sale of the DFR MM CLO	—	36,500
Proceeds from the sale of management contracts	1,386	6,468
Net cash (paid) acquired from strategic transactions	—	(4,525)
Purchases of equipment and improvements	(482)	(1,763)
Consolidated Variable Interest Entity:
Change in restricted cash and cash equivalents	488,096	(169,735)
Principal receipts on and proceeds from sale of loans previously classified as held for investment	—	1,118
Net cash provided by (used in) investing activities	483,913	(131,440)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	(251)	(3,768)
Payment of stock and debt issuance costs	(93)	—
Dividends paid	(2,091)	—
Payment to settle warrants and options	—	(72)
Deferred purchase payments and payments on contingent liabilities	(15,547)	(16,455)
Consolidated Variable Interest Entity:
Proceeds from issuance of long-term debt	2,405,048	884,091
Payments made on long-term debt	(2,007,350)	(824,249)
Net cash provided by (used in) financing activities	379,716	39,547
Foreign currency translation	3	2
Net increase (decrease) in cash and cash equivalents	12,238	27,054
Cash and cash equivalents at beginning of period	47,692	35,973
Cash and cash equivalents at end of period	$59,930	$63,027

CIFC CORP. AND ITS SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (continued)
(unaudited)

	For the Nine Months Ended September 30,
	2013	2012
	(In thousands)
SUPPLEMENTAL DISCLOSURE:
Cash paid for interest	$2,581	$2,996
Cash paid for income taxes	$23,220	$1,624
Non-cash acquisition of equipment and improvements	$—	$2,234
Consolidated Variable Interest Entity Related:
Cash paid for interest	$84,249	$66,305

Other non-cash disclosures:
Non-cash settlement of interest receivables with increases in principal	$2,087	$3,887

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
The investment advisory fees paid to the Company by these investment products are the Company's primary source of revenue. These fees are generally paid on a quarterly basis and are ongoing as long as the Company manages the products. Investment advisory fees of CLOs typically consist of senior and subordinated management fees based on the amount of assets held in the CLOs and, in some cases, incentive fees based on the returns generated for certain investors. The Company also earns net investment income and incurs gains/losses from its investments in CLOs, warehouses and other investment products it manages.
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

Certain prior year amounts in the Condensed Consolidated Statements of Operations and Cash Flows have been combined to conform to current period presentation and did not have a material impact on cash flows from operating and investing activities.

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

Consolidated VIEs—As of September 30, 2013, the Company consolidated 26 CLOs. As of December 31, 2012, the Company consolidated 23 CLOs and 1 CDO (collectively, the “Consolidated CLOs”). See Note 5 for additional disclosures.

Other Consolidated Entities—Warehouses—The Company generally creates special purpose vehicles (“SPVs”) to warehouse SSCL's prior to the issuance of new CLOs.  These SPVs generally enter into warehouse agreements that vary depending on the terms agreed to with the warehousing counterparties.  In addition, the Company generally makes investments in these warehouse entities. During the nine months ended September 30, 2013, the Company consolidated five warehouses and deconsolidated four warehouses in conjunction with the sponsorship of the four newly issued CLOs. As of September 30, 2013, the Company consolidated two warehouses. During the nine months ended September 30, 2012, the Company consolidated two warehouses and deconsolidated one warehouse in conjunction with the sponsorship of one newly issued CLO. See Note 5 for more information.

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unconsolidated VIEs—As of September 30, 2013, the Company had variable interests in an additional 7 CLOs, 10 CDOs, and 1 other investment product, which the Company managed, that were not consolidated (the "Unconsolidated VIEs") as the Company was not deemed to be the primary beneficiary of the VIEs. As of December 31, 2012, the Company had variable interests in an additional 6 CLOs, 15 CDOs and 1 other investment product, which the Company managed, that were not consolidated (the "Unconsolidated VIEs") as the Company was not deemed to be the primary beneficiary of the VIEs.

The Company's maximum exposure to loss on unconsolidated VIEs includes its investment, investment advisory fee receivables and future investment advisory fees collectible by the Company. As of December 31, 2012, the Company's maximum exposure to loss associated with the Unconsolidated VIEs was limited to $5.1 million of investments made by the Company in the Unconsolidated VIEs. In addition, as of September 30, 2013 and December 31, 2012, the Company's investment advisory fee receivables was $0.3 million and $0.6 million, respectively.

Note 3—Summary of Significant Accounting Policies and Recent Accounting Updates

As of September 30, 2013, the Company's significant accounting policies, which are detailed in the Company's Annual Report on Form 10-K for the year ended December 31, 2012, have not changed.

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

The GECC Transaction is considered a taxable business combination in accordance with Accounting Standards Codification ("ASC") Topic 805-Business Combinations (“ASC Topic 805”). As consideration for the GECC Transaction, on the Closing Date, the Company (i) issued 1.0 million shares of its common stock to GE Capital Equity Investments, Inc., a wholly-owned subsidiary of GE Capital (“GECEII”), with a Closing Date fair value of $7.5 million, (ii) issued a warrant to GECEII to purchase 2.0 million shares of a newly created class of non-voting stock (the “GECEII Warrant”) at a per share exercise price of $6.375 with an estimated Closing Date fair value of $3.7 million and (iii) paid to GECDA $4.5 million in cash, subject to certain adjustments. In addition, the Company and GECEII entered into an investment agreement setting forth certain rights and obligations of GECEII as a stockholder of the Company, including a right of GECEII to designate a member of the Board of Directors (the "Board") so long as GECEII (together with its affiliates) owns at least 5% of the outstanding capital stock of the Company, calculated assuming the full conversion of all outstanding Convertible Notes into common stock and the full exercise of the GECEII Warrant. The Company did not record contingent consideration for its obligation to pay GE Capital 15% of investment advisory fees in excess of the first $9.0 million as the estimated fair value was deemed immaterial as of the Closing Date. Future payments to GE Capital under the Referral Agreement, if any, will reduce operating income (loss). Calculation of the purchase consideration is as follows:

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Explanatory Notes:
________________________________

(1)
During the quarter ended September 30, 2013, management finalized the purchase price calculations and allocations related to identifiable intangible assets, goodwill and contingent liabilities, based on its finalization of revenue projections. No provisional adjustments to intangible assets, goodwill and contingent liabilities resulted from the finalization.

(2)	Total amount is tax deductible.

(3)
Relates to additional strategic opportunities that management believes will be available to the Company as a result of the association with GE Capital primarily sourced through the Commercial Council, including, but not limited to (i) growth in Assets Under Management ("AUM"), (ii) newly developed CIFC-managed investment products and business lines and (iii) preferred access to GE Capital originated loans.

The fair values of the assets acquired were estimated by management with the assistance of an independent valuation firm. The identifiable intangible assets acquired by asset class are as follows:

	Closing Date Estimated Fair Value	Closing Date Estimated Average Remaining Useful Life
	(In thousands)	(In years)
Intangible asset class:
Investment management contracts (1)	$3,660	3
Referral Agreement (2)	3,810	7
	$7,470

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The Company expensed GECC Transaction-related costs as incurred. For the three and nine months ended September 30, 2012, the Company incurred costs related to the GECC Transaction of $0.7 million which was recorded within "Strategic Transaction Expenses" in the Condensed Consolidated Statements of Operations.

As a result of the GECC Transaction, the Company consolidated one Navigator CLO, Navigator 2006 CLO. As of the Closing Date, the Company consolidated assets of $318.3 million and non-recourse liabilities of $313.2 million related to this CLO. As of September 30, 2013 and December 31, 2012, the Company consolidated assets of $347.1 million and $328.0 million, respectively, and non-recourse liabilities of $342.0 million and $325.8 million, respectively, related to this CLO.

The Company recorded net income attributable to CIFC Corp. of $0.6 million and $2.1 million, respectively, for the three and nine months ended September 30, 2013, and a de minimus value for both periods ended September 30, 2012, which represents investment advisory fees from the acquisition of the rights to manage the Navigator CLOs.

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

Consolidated CLOs—The following table summarizes the consolidated assets and non-recourse liabilities of the Consolidated CLOs included in the Condensed Consolidated Balance Sheets and the total maximum exposure to loss on these Consolidated CLOs, as follows (1):

	September 30, 2013	December 31, 2012
	(In thousands)
Total Assets	$10,731,999	$9,933,495
Total Liabilities (non-recourse)	10,547,151	9,806,010

Maximum exposure to loss:
Investments and beneficial interests (2)	$50,452	$47,454
Receivables (2)	3,566	2,674
Total maximum exposure to loss	$54,018	$50,128

Explanatory Notes:
________________________________

(1)	In addition, exposure to loss includes future investment advisory fees on the Consolidated VIEs, which are not included in the table above.

(2)	Amounts are eliminated in consolidation.

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Consolidated Entities—The following table summarizes the Company's consolidated assets and non-recourse liabilities of other consolidated VIEs included in the Condensed Consolidated Balance Sheets:

	September 30, 2013			December 31, 2012
	Consolidated Assets	Consolidated Total Non-Recourse Liabilities	Maximum Exposure to Loss (1)	Consolidated Assets	Consolidated Total Non-Recourse Liabilities	Maximum Exposure to Loss (1)
	(In thousands)
Warehouses (1)	$98,725	$82,481	$16,175	$334,420	$307,025	$26,723

Explanatory Note:
________________________________

(1)	Maximum exposure to loss is generally limited to the Company's investment in the entity. The Company consolidated two warehouses as of September 30, 2013, and one warehouse as of December 31, 2012.

The table below represents total net results of the Company's share of the Consolidated VIEs included on the Condensed Consolidated Statements of Operations as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Consolidated CLOs	$21,669	$(153,668)	$118,509	$(98,717)
Warehouses (1)	1,096	120	4,416	1,551
DFR MM CLO (2)	—	—	—	(169)
Net results of Consolidated VIEs	22,765	(153,548)	122,925	(97,335)
Net (income) loss attributable to noncontrolling interest in Consolidated VIEs	2,288	169,001	(52,868)	137,849
Net results of Consolidated VIEs attributable to CIFC Corp.	$25,053	$15,453	$70,057	$40,514

Characteristics of net results of Consolidated VIEs attributable to CIFC Corp:
Consolidated VIE investment advisory fees	$20,874	$13,374	$62,588	$36,787
Consolidated VIE net investment income	4,179	2,079	7,469	3,727
Net results of Consolidated VIEs attributable to CIFC Corp.	$25,053	$15,453	$70,057	$40,514

Explanatory Notes:
________________________________

(1)
During the three and nine months ended September 30, 2013, the Company's results from warehouses included two and five warehouse investments, respectively. During both the three and nine months ended September 30, 2012, the Company's results from warehouses included two warehouse investments.

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

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6—Fair Value of Financial Instruments
Assets and Liabilities Measured at Fair Value on a Recurring Basis—The following tables summarizes the Company's assets and liabilities carried at fair value on a recurring basis, by class and by level:

	September 30, 2013				December 31, 2012
	Level 1 (1)	Level 2	Level 3	Estimated Fair Value	Level 1 (1)	Level 2	Level 3	Estimated Fair Value
	(In thousands)				(In thousands)
Assets
Investments at fair value (2)	$—	$25,035	$1,534	$26,569	$—	$5,058	$—	$5,058
Consolidated VIEs:
Loans	—	8,520,137	1,413,610	9,933,747	—	7,740,574	1,177,058	8,917,632
Corporate bonds	—	—	7,225	7,225	—	—	67,438	67,438
Other	—	—	100,800	100,800	—	—	81,709	81,709
Total Consolidated VIEs	—	8,520,137	1,521,635	10,041,772	—	7,740,574	1,326,205	9,066,779
Total Assets	$—	$8,545,172	$1,523,169	$10,068,341	$—	$7,745,632	$1,326,205	$9,071,837
Liabilities
Contingent liabilities	$—	$—	$19,138	$19,138	$—	$—	$33,783	$33,783
Consolidated VIEs:
Long-term debt	—	—	10,117,866	10,117,866	—	—	9,596,434	9,596,434
Total Consolidated VIEs	—	—	10,117,866	10,117,866	—	—	9,596,434	9,596,434
Total Liabilities	$—	$—	$10,137,004	$10,137,004	$—	$—	$9,630,217	$9,630,217

 Explanatory Notes:
______________________________

(1)	There have been no transfers in or out of Level 1 for the periods presented.

(2)
As of September 30, 2013, total amount includes $16.0 million of loans and $10.6 million of investments in other-loan based products. During the three and nine months ended September 30, 2013, one loan was purchased and is classified as Level 3. Subsequent to quarter end, this loan was sold.

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Changes in Level 3 Recurring Fair Value Measurements—The following tables summarize by class the changes in financial assets and liabilities measured at fair value classified within Level 3 of the valuation hierarchy. Net realized and unrealized gains (losses) for Level 3 financial assets and liabilities measured at fair value are included in the Condensed Consolidated Statements of Operations.

	Level 3 Financial Assets at Fair Value
	For the Three Months Ended September 30, 2013				For the Three Months Ended September 30, 2012
	Investment Assets of Consolidated Variable Interest Entities				Investment Assets of Consolidated Variable Interest Entities
	Loans	Corporate Bonds	Other	Total	Loans	Corporate Bonds	Other	Total
	(In thousands)
Estimated fair value, beginning of period	$1,225,697	$16,830	$103,271	$1,345,798	$4,371	$107,912	$72,700	$184,983
Transfers into Level 3 (1)	219,206	—	—	219,206	—	—	—	—
Transfers out of Level 3 (2)	(285,260)	—	—	(285,260)	—	—	—	—
Transfers in due to consolidation or acquisition	—	—	—	—	660	—	863	1,523
Net realized/unrealized gains (losses)	(3,699)	22	1,906	(1,771)	325	811	10,656	11,792
Purchases	424,447	470	—	424,917	185	—	—	185
Sales	(75,646)	(10,097)	(4,377)	(90,120)	—	(33,897)	(432)	(34,329)
Settlements	(91,135)	—	—	(91,135)	(75)	—	(4,889)	(4,964)
Estimated fair value, end of period	$1,413,610	$7,225	$100,800	$1,521,635	$5,466	$74,826	$78,898	$159,190
Change in unrealized gains (losses) for the period for the assets held as of the end of the period	$(4,241)	$(187)	$(321)	$(4,749)	$318	$572	$9,317	$10,207

	For the Nine Months Ended September 30, 2013				For the Nine Months Ended September 30, 2012
	Investment Assets of Consolidated Variable Interest Entities				Investment Assets of Consolidated Variable Interest Entities
	Loans	Corporate Bonds	Other	Total	Loans	Corporate Bonds	Other	Total
	(In thousands)
Estimated fair value, beginning of period	$1,177,058	$67,438	$81,709	$1,326,205	$19,729	$154,096	$53,087	$226,912
Transfers into Level 3 (1)	615,286	—	—	615,286	4,058	—	—	4,058
Transfers out of Level 3 (2)	(1,040,172)	—	—	(1,040,172)	(5,453)	—	—	(5,453)
Transfers in due to consolidation or acquisition	—	—	—	—	660	—	863	1,523
Transfers out due to deconsolidation (3)	—	—	—	—	—	(5,708)	—	(5,708)
Transfers between classes (4)	—	—	—	—	—	(33,290)	33,290	—
Net realized/unrealized gains (losses)	5,423	379	12,085	17,887	1,658	6,341	7,399	15,398
Purchases	1,291,323	3,258	19,471	1,314,052	436	—	7,255	7,691
Sales	(260,508)	(63,353)	(11,442)	(335,303)	(1,430)	(45,450)	(10,249)	(57,129)
Settlements	(374,800)	(497)	(1,023)	(376,320)	(14,192)	(1,163)	(12,747)	(28,102)
Estimated fair value, end of period	$1,413,610	$7,225	$100,800	$1,521,635	$5,466	$74,826	$78,898	$159,190
Change in unrealized gains (losses) for the period for the assets held as of the end of the period	$636	$(39)	$10,373	$10,970	$55	$4,922	$7,168	$12,145

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

(3)	The transfers out due to deconsolidation represent corporate bonds held in the DFR MM CLO (which the management rights and investment was sold in 2012).

(4)	The transfers between classes represent investments in CLOs and CDOs classified as corporate bonds as of December 31, 2011.

	Level 3 Financial Liabilities at Fair Value
	For the Three Months Ended September 30, 2013			For the Three Months Ended September 30, 2012
	Contingent Liabilities at Fair Value	Long-term Debt of Consolidated Variable Interest Entities	Total	Contingent Liabilities at Fair Value	Long-term Debt of Consolidated Variable Interest Entities	Total
	(In thousands)
Estimated fair value, beginning of period	$23,777	$10,175,179	$10,198,956	$31,796	$7,894,238	$7,926,034
Transfers into Level 3 (1)	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	(4,500)	(4,500)
Transfer in due to consolidation or acquisition	—	—	—	—	313,093	313,093
Net realized/unrealized (gains) losses	(1,099)	49,721	48,622	6,059	332,752	338,811
Purchases	—	467,552	467,552	—	105	105
Sales	—	(65,843)	(65,843)	—	—	—
Issuances	—	—	—	—	443,807	443,807
Settlements	(3,540)	(508,743)	(512,283)	(3,131)	(443,874)	(447,005)
Estimated fair value, end of period	$19,138	$10,117,866	$10,137,004	$34,724	$8,535,621	$8,570,345
Change in unrealized gains (losses) for the period for the liabilities outstanding as of the end of the period	$1,346	$16,325	$17,671	$(5,441)	$(268,358)	$(273,799)

	For the Nine Months Ended September 30, 2013			For the Nine Months Ended September 30, 2012
	Contingent Liabilities at Fair Value	Long-term Debt of Consolidated Variable Interest Entities	Total	Contingent Liabilities at Fair Value	Long-term Debt of Consolidated Variable Interest Entities	Total
	(In thousands)
Estimated fair value, beginning of period	$33,783	$9,596,434	$9,630,217	$39,279	$7,559,568	$7,598,847
Transfers into Level 3 (1)	—	14,085	14,085	—	—	—
Transfers out of Level 3	—	—	—	—	(4,500)	(4,500)
Transfer in due to consolidation or acquisition	—	—	—	—	313,093	313,093
Net realized/unrealized (gains) losses	(1,598)	123,449	121,851	9,400	582,124	591,524
Purchases	—	2,390,964	2,390,964	—	62,905	62,905
Sales	—	(659,542)	(659,542)	—	(5,000)	(5,000)
Issuances	—	—	—	—	821,184	821,184
Settlements	(13,047)	(1,347,524)	(1,360,571)	(13,955)	(793,753)	(807,708)
Estimated fair value, end of period	$19,138	$10,117,866	$10,137,004	$34,724	$8,535,621	$8,570,345
Change in unrealized gains (losses) for the period for the liabilities outstanding as of the end of the period	$2,036	$105,739	$107,775	$(9,209)	$(381,878)	$(391,087)

Explanatory Note:
__________________________

(1)
The transfers into Level 3 represent the Company's sales of debt and subordinated notes of Consolidated CLOs during the period, which results in the debt and subordinated notes no longer being eliminated in consolidation.

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Quantitative Information about Level 3 Assets & Liabilities—ASC Topic 820-Fair Value Measurement, as amended by Accounting Standards Update ("ASU") 2011-04, Fair Value Measurement, requires disclosure of quantitative information about the significant unobservable inputs used in the valuation of assets and liabilities classified as Level 3 within the fair value hierarchy.  Disclosure of this information is not required in circumstances where a valuation (unadjusted) is obtained from a third-party pricing service and the information regarding the unobservable inputs is not reasonably available to the Company.  As such, the disclosure provided below provides quantitative information only about the significant unobservable inputs used in the valuation of the contingent liabilities and the long-term debt of the Consolidated CLOs.

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

	September 30, 2013	December 31, 2012	Impact of Increase in Input on Fair Value Measurement (2)
Significant Unobservable Input	Range	Range
Default rate (1)	1-2%	1-2%	Decrease
Recovery rate (1)	70-75%	70-75%	Increase
Pre-payment rate (1)	25-30%	25-30%	Decrease
Reinvestment spread of assets above LIBOR	3.0-3.8%	3.0-4.0%	Increase
Reinvestment price of assets	99.5-100.0	99.5-100.0	Increase

Explanatory Notes:
____________________________

(1)	Generally an increase in the default rate would be accompanied by a directionally opposite change in assumption for the recovery and pre-payment rates.

(2)	The impact of a decrease in input would have the opposite impact to the fair value as that presented in the table.

The valuation model for contingent liabilities discounts the investment advisory fees subject to fee-sharing arrangements from projected cash flow models (described above). The discount rate varies by type of investment advisory fee (senior management fee, subordinated management fee, or incentive fee), the priority of that investment advisory fee in the waterfall of the CLO and the relative risk associated with the respective investment advisory fee cash flow projections. Increases (decreases) in the discount rates in isolation would result in a lower (higher) fair value measurement. As of September 30, 2013 and December 31, 2012, the Company used discount rates ranging from 5.4% to 15.0% and 6.0% to 15.0%, respectively.

The valuation of long-term debt of the Consolidated CLOs discounts the cash flows to each tranche of debt and subordinated notes provided from the projected cash flow models (described above). The discount rate varies by the original credit rating of each tranche of debt or year of issuance for the subordinated notes. Increases (decreases) in the discount rates in isolation would result in a lower (higher) fair value measurement. As of September 30, 2013 and December 31, 2012, for the debt tranches, the Company used discount rates above LIBOR ranging from 1.0% to 8.0% and 1.0% to 9.0%, respectively, and for the subordinated notes tranches the Company used a discount rate of 12% and discount ranging from 12% to 15%, respectively.

Carrying Value and Estimated Fair Value of Financial Assets and Liabilities—The Company has not elected the fair value option for certain financial liabilities. A summary of the carrying value and estimated fair value of those liabilities are as follows:

	As of September 30, 2013		As of December 31, 2012
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(In thousands)
Financial liabilities:
Long-term debt:
Convertible Notes (1)	$18,915	$32,603	$18,233	$33,058
Junior Subordinated Notes (2)	$120,000	$59,312	$120,000	$47,752

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The carrying value of other financial instruments including cash and cash equivalents, due from brokers, restricted cash and cash equivalents, receivables, due to brokers, deferred purchase payments, Consolidated VIE due from brokers, Consolidated VIE restricted cash and cash equivalents, Consolidated VIE receivables and Consolidated VIE due to brokers approximate the fair value of the instruments and are all considered Level 1 on the fair value hierarchy. The fair value of other financial instruments including investments at fair value, contingent liabilities at fair value, Consolidated VIE investment and derivative assets at fair value and Consolidated VIE long-term debt are included in the previous fair value hierarchy tables above.

Loans and other investments classified as investments at fair value of the Consolidated CLOs are diversified over multiple industries. In addition, indentures of each CLO outlines industry concentration limits. Management does not believe the Company has any significant concentration risks.

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

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Note 7—Derivative Instruments and Hedging Activities

Warrants—The Company and its Consolidated VIEs hold warrants to purchase equity interests in companies where they are/were, also a debt holder. These warrants are typically issued in connection with renegotiations and amendments of the loan agreements. As of September 30, 2013, the funds managed by the Company had 11 warrant contracts of which 9 warrant contracts were held by the Consolidated VIEs. As of December 31, 2012, the funds managed by the Company had 12 warrant contracts of which 10 warrant contracts were held by the Consolidated VIEs.

Note 8—Net Results of Consolidated VIEs

The following table is a summary of the components of "Net results of Consolidated Variable Interest Entities":

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Investment income	$117,075	$99,097	$356,957	$295,545
Interest expense	(33,285)	(25,246)	(92,308)	(71,857)
Net investment income	83,790	73,851	264,649	223,688
Net gain (loss) on investments at fair value	(1,601)	108,290	10,784	266,614
Net gain (loss) on liabilities at fair value	(49,721)	(332,752)	(123,449)	(582,124)
Net gain (loss) on other investments and derivatives	112	(1)	64	861
Net gain (loss) from activities of Consolidated VIEs	$32,580	$(150,612)	$152,048	$(90,961)
Expenses of Consolidated VIEs	(9,815)	(2,936)	(29,123)	(6,374)
Net Results of Consolidated VIEs (1)	$22,765	$(153,548)	$122,925	$(97,335)

Explanatory Note:
________________________________

(1)	See Note 5 for a reconciliation of Net Results from Consolidated VIEs attributable to CIFC Corp.

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9—Intangible Assets

Intangible assets comprised of the following (1):

	Weighted-Average Remaining Estimated Useful Life	Gross Carrying Amount (1)	Accumulated Amortization (2)	Net Carrying Amount
	(In years)	(In thousands)
September 30, 2013:
Investment management contracts	5.2	$76,047	$49,861	$26,186
Referral agreement	6.0	3,810	381	3,429
Non-compete agreements	4.3	1,535	671	864
Trade name	7.5	1,250	312	938
Total intangible assets		$82,642	$51,225	$31,417
December 31, 2012::
Investment management contracts	5.4	$76,047	$38,727	$37,320
Referral agreement	6.8	3,810	95	3,715
Non-compete agreements	4.8	1,535	465	1,070
Trade name	8.3	1,250	219	1,031
Total intangible assets		$82,642	$39,506	$43,136

Explanatory Notes:
_________________________________

(1)	Gross carrying amounts exclude any amounts related to assets fully impaired as of the date presented.

(2)
The Company recorded amortization expense on its intangible assets of $3.6 million and $11.7 million, respectively, during the three and nine months ended September 30, 2013, and $3.6 million and $13.0 million, respectively, during the three and nine months ended September 30, 2012.

The following table presents expected amortization expense of the existing intangible assets:

(In thousands)
2013 (remaining 3 months)	$3,453
2014	10,818
2015	7,096
2016	4,165
2017	2,286
Thereafter	3,599
$31,417

In January 2012, the Company completed the sale of its rights to manage Gillespie CLO PLC (“Gillespie”), a European CLO. The sale price was comprised of a $7.1 million payment on the closing date and contingent payments of $1.4 million. During the three and nine months ended September 30, 2013, the Company recorded a net gain on the sale of Gillespie of $0.6 million and $1.4 million, respectively, and for the nine months ended September 30, 2012, the Company recorded a net gain on the sale of Gillespie of $5.8 million within "Net gain on the sale of management contract" in the Condensed Consolidated Statements of Operations. Contingent payments have been fully collected as of September 30, 2013.

During the nine months ended September 30, 2012, the Company received notice that a holder of the majority of the subordinated notes of Primus CLO I, Ltd. (“Primus I”) exercised their rights to call the CLO for redemption. As a result of the call of Primus I, the Company recorded a $1.8 million expense to fully impair the intangible asset associated with the Primus I management contract.

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10—Deferred Purchase Payments and Contingent Liabilities at Fair Value

The Company's Deferred Purchase Payments and Contingent Liabilities at fair value are as follows:

	September 30, 2013	December 31, 2012
	(In thousands)
Deferred purchase payments	$2,593	$4,778

Contingent liabilities from the Merger (related party) - Note 15	$17,239	$29,152
Contingent liabilities value assumed through the Merger	1,899	4,631
Contingent liabilities at fair value	$19,138	$33,783

Deferred Purchase Payments—In April 2011, the Company entered into a merger (the "Merger") with Commercial Industrial Finance Corp. ("Legacy CIFC"). As a result of the Merger, Legacy CIFC became CIFCAM, a wholly-owned subsidiary of CIFC. The consideration for the Merger includes the payment to CIFC Parent Holdings LLC ("CIFC Parent"), the sole stockholder of Legacy CIFC, $7.5 million of cash payable in three equal installments of $2.5 million (subject to certain adjustments). During the nine months ended September 30, 2013, the Company made the final deferred purchase payment related to the Merger of $2.5 million leaving no remaining amounts outstanding under this agreement.

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

As of September 30, 2013 and December 31, 2012, the present value of the remaining deferred purchase payments of $2.6 million and $4.8 million, respectively, were included in the Condensed Consolidated Balance Sheets.

Contingent Liabilities at Fair Value—The contingent liabilities from the Merger are payable to CIFC Parent. The terms of these payments are as follows: (i) the first $15.0 million of incentive fees received by the combined company from six of the CLOs managed by CIFCAM (the "Legacy CIFC CLOs") as of April 13, 2011 (the "Merger Closing Date"), (ii) 50% of any incentive fees in excess of $15.0 million in aggregate received from the Legacy CLOs by the combined company over ten years from the Merger Closing Date and (iii) payments relating to the present value of any such incentive fees from the Legacy CIFC CLOs that remain payable to the combined company after the tenth anniversary of the Merger Closing Date. During the three and nine months ended September 30, 2013, the Company made payments of $2.9 million and $10.7 million, respectively, related to these contingent liabilities and during the three and nine months ended September 30, 2012, the Company made payments of $1.6 million and $3.9 million, respectively, related to these contingent liabilities. During the nine months ended September 30, 2013, the Company made the last payment to fulfill its obligation under (i) above. Accordingly, as of September 30, 2013, there are no remaining payments under item (i) and the Company made cumulative payments of $4.7 million under item (ii) to date.

In addition, there were contingent liabilities assumed in the Merger that primarily represent contingent consideration related to Legacy CIFC’s acquisition of CypressTree in December 2010. The assumed contingent liabilities are based on a fixed percentage of certain advisory fees from the CypressTree CLOs. These fixed percentages vary by CLO and had a minimum fixed percentage of 55%, and effective July 2013, the minimum fixed percentage is 39%. During the three and nine months ended September 30, 2013, the Company made payments of $0.6 million and $2.4 million, respectively, related to these contingent liabilities. During the three and nine months ended September 30, 2012, the Company made payments of $1.6 million and $10.1 million, respectively, related to these contingent liabilities.  In addition, the Company made earn-out payments which reduced the required future payments of $0.3 million for both the three and nine months ended September 30, 2013 and $0.3 million and $6.2 million for the three and nine months ended September 30, 2012, respectively.

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the changes in fair value of contingent liabilities recorded within "Net gain (loss) on liabilities at fair value" on the Condensed Consolidated Statements of Operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Contingent liabilities from the Merger	$882	$(1,227)	1,227	1,012
Contingent liabilities assumed through the Merger	217	(4,832)	$371	$(10,412)
Total net gain (loss) on contingent liabilities at fair value	$1,099	$(6,059)	$1,598	$(9,400)

Note 11—Long-Term Debt

The following table summarizes the Company's long-term debt:

	September 30, 2013			December 31, 2012
	Carrying Value	Current Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Carrying Value	Current Weighted Average Borrowing Rate	Weighted Average Remaining Maturity
	(In thousands)		(In years)	(In thousands)		(In years)
Recourse debt:
March Junior Subordinated Notes (1)	$95,000	1.00%	22.1	$95,000	1.00%	22.8
October Junior Subordinated Notes (2)	25,000	3.77%	22.1	25,000	3.81%	22.8
Total Subordinated Notes Debt	$120,000	1.58%	22.1	$120,000	1.59%	22.8

Convertible Notes (3)	$18,915	10.00%	4.2	$18,233	9.00%	4.9
Total recourse debt	$138,915			$138,233

Non-recourse Consolidated VIE debt:
Consolidated CLOs (4)	$10,059,785	1.38%	8.4	$9,325,982	1.16%	8.1
Warehouses (5)	58,081	1.36%	0.2	270,452	2.12%	n/a
Total non-recourse Consolidated VIE debt	$10,117,866	1.38%	8.3	$9,596,434	1.19%	7.9
Total long-term debt	$10,256,781			$9,734,667

Explanatory Notes:
________________________________

(1)	March Junior Subordinated Notes bear interest at an annual rate of 1% through April 30, 2015 and LIBOR plus 2.58% thereafter until maturity, October 30, 2035.

(2)	October Junior Subordinated Notes bear interest at an annual rate of LIBOR plus 3.50% and mature on October 30, 2035.

(3)
As of September 30, 2013 and December 31, 2012, Convertible Notes were recorded net of a discount of $6.1 million and $6.8 million, respectively and paid interest at the stated rates of 10.00% and 9.00%, respectively. Including the discount, the effective rate of interest is 18.14% for both periods. The Convertible Notes have a $25.0 million aggregate principal amount and will mature on December 9, 2017.

(4)
Long-term debt of the Consolidated CLOs is recorded at fair value. The subordinated notes of Consolidated CLOs do not have a stated interest rate, and are therefore excluded from the calculation of the weighted average borrowing rate. As of September 30, 2013 and December 31, 2012, the par value of the Consolidated CLOs long-term debt (including subordinated notes) was $10.6 billion and $9.8 billion, respectively.

(5)
Long-term debt of warehouses not held by the Company is recorded at fair value. The fair value excludes the preferred shares of Warehouse(s) outstanding as of each respective period, which have a par value of $15.1 million as of September 30, 2013 and $25.1 million as of December 31, 2012. They do not have a stated interest rate and are excluded from the calculation of the weighted average borrowing rate. In addition, the weighted average remaining maturity for warehouses is based on anticipated settlement dates.

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Non-Recourse Consolidated VIE Debt
Consolidated CLOs—During the nine months ended September 30, 2013, the Consolidated CLOs issued $2.0 billion of debt, paid down $1.3 billion of their outstanding debt, made net borrowings under revolving credit facilities of $20.6 million, and distributed $198.5 million to the holders of their subordinated notes.  During the nine months ended September 30, 2012, the Consolidated CLOs issued $821.2 million of debt, paid down $622.3 million of their outstanding debt, made net borrowings under revolving credit facilities of $57.8 million, and distributed $171.5 million to the holders of their subordinated notes.
The carrying value of the assets of the Consolidated CLOs, which are the only assets to which the Consolidated CLO debt holders have recourse for repayment was $10.7 billion and $9.9 billion as of September 30, 2013 and December 31, 2012, respectively.
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

During the three and nine months ended September 30, 2013, the Company paid a quarterly dividend of $0.10 per common share to shareholders of record as of August 27, 2013. No dividends were declared during 2012.

Treasury Stock/Stock Repurchases—For the nine months ended September 30, 2013, the Company repurchased 34,995 common shares in open-market transactions for an aggregate cost of $0.3 million with an average price per share of $7.16. As of September 30, 2013, the Company was authorized to repurchase up to $5.4 million of its common stock under its share repurchase program approved by the Board of Directors (the "Board").

For the nine months ended September 30, 2012, the Company repurchased 572,608 common shares in open-market transactions for an aggregate cost of $3.8 million with an average price per share of $6.58.

Stock Options—The Company recorded total stock-based compensation expense of $0.7 million and $2.3 million for the three and nine months ended September 30, 2013, respectively, and $0.5 million and $1.3 million for the three and nine months ended September 30, 2012, respectively, on the Condensed Consolidated Statements of Operations within "Compensation and benefits." As of September 30, 2013, there was $6.3 million of estimated unrecognized compensation expense related to unvested awards, net of estimated forfeitures, which is expected to be recognized over a weighted average vesting period of 2.7 years. As of September 30, 2013, an aggregate of 237,788 shares remain available for issuance under the Company's 2011 Stock Plan ("2011 Stock Plan").

The following table summarizes certain 2011 Stock Plan activity:

	Number of Shares Underlying Stock-Based Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at December 31, 2012	3,594,813	$6.05	9.07	$7,007
Granted	430,000	8.65
Exercised	(100,000)	5.41
Forfeited (1)	(45,000)	8.65
Outstanding at September 30, 2013	3,879,813	$6.33	8.43	$6,364
Exercisable at September 30, 2013	1,364,149	$6.07	8.09	$2,478
Vested and Expected to vest at September 30, 2013 (2)	3,491,832	$6.33	8.43	$5,727

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Explanatory Notes:
________________________________

(1)	The forfeited stock-based awards are returned to the grant pool for possible reissuance under the 2011 Stock Plan.
(2) Represents a reduction to outstanding options at period end for expected forfeiture rate over the life of the options.

Management estimates the fair value of stock-based awards using the Black-Scholes option pricing model. The weighted average assumptions as of the grant date related to stock-based awards (by period issued) are listed in the table below (1):

	For the Nine Months Ended September 30,
	2013	2012
Expected dividend yield	—	—
Expected volatility	48.75%	50.52%
Risk-free interest rate	1.10%	1.27%
Expected life (years)	6.11	6.09

Explanatory Note:
________________________________

(1)	No stock-based awards were issued during the three months ended September 30, 2013 and 2012.

The stock-based awards granted generally have exercise prices equal to the fair market value of the stock on the date of grant, a contractual term of 10 years and a vesting period of approximately 4 years. In addition to awards with service conditions, certain of the awards also contain performance conditions. The expected dividend yield is the expected annual dividend as a percentage of the fair market value of the stock on the date of grant. For all options granted to date, the Company did not expect to make dividend distributions in the foreseeable future at the grant date. The expected volatility is estimated by considering the historical volatility of the Company's stock, the historical and implied volatility of peer companies and the Company's expectations of volatility for the expected life of the stock-based awards. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for an instrument which closely approximates the expected option term. The expected option term is the number of years management estimates that the stock-based award will be outstanding prior to exercise. The expected life of the stock-based awards issued is determined using the simplified method.

Restricted Stock Units ("RSU")—The following table summarizes restricted stock units activity:

	For the Nine Months Ended September 30,
	2013	2012
Restricted stock units outstanding, beginning of period	103,360	170,688
Settled (1)	(96,124)	(67,328)
Restricted stock units outstanding, end of period (2)	7,236	103,360

Explanatory Notes:
_________________________________

(1)
Represents the gross number of RSUs settled during the period with the issuance of common stock to the restricted stock unit holder.  During the nine months ended September 30, 2013, the Company issued 88,888 shares of common stock to settle restricted stock grants from 2010 and 7,236 shares of common stock to settle the second 1/3 annual installment of the RSUs granted in 2011.

(2)	Outstanding amount relates to the remaining 2011 grants to certain members of the Board. These RSUs are fully vested as of September 30, 2013.

Profits Interests Awards—During 2011, CIFC Parent (a related party, see Note 15) granted certain employees of the Company profits interests in CIFC Parent. During the three and nine months ended September 30, 2013, the Company recorded a non-cash compensation expense of $0.3 million and $1.4 million in "Compensation and benefits" on the Condensed Consolidated Statements of Operations related to the amortization and remeasurement of the value of the awards. In addition, during both the three and nine months ended September 30, 2012, there was a de minimus value attributable to these awards, therefore no expenses were recorded. As of September 30, 2013, there was $1.2 million of estimated unrecognized compensation expense related to these awards.

Appropriated Retained Earnings (Deficit) of Consolidated VIEs—Appropriated retained earnings (deficit) of Consolidated VIEs represents the excess fair value of the Consolidated CLOs’ assets over the Consolidated CLOs’ liabilities upon initial consolidation and is subsequently adjusted each period for the net income (loss) attributable to the Consolidated CLOs.

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13 —Earnings (Loss) Per Share

The following table presents the calculation of basic and diluted earnings (loss) per share ("EPS"):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands, except per share data)
Net income (loss) attributable to CIFC Corp. - basic	$8,150	$688	$18,480	$(6,215)
Dilutive effect of Convertible Notes (1)	460	—	1,364	—
Net income (loss) attributable to CIFC Corp. - diluted	8,610	688	19,844	(6,215)

Weighted-average shares - basic	20,798	19,957	20,802	20,201
Warrants (2)	408	117	494	—
Stock options (2)	225	1,834	229	—
Convertible Notes (1)	4,132	—	4,132	—
Weighted-average shares - diluted	25,563	21,908	25,657	20,201

Earnings (loss) per share
Basic	$0.39	$0.03	$0.89	$(0.31)
Diluted	$0.34	$0.03	$0.77	$(0.31)

Explanatory Notes:
________________________________

(1)	During the three and nine months months ended September 30, 2012, the Convertible Notes were considered anti-dilutive and excluded from diluted EPS.

(2)
During the three and nine months ended September 30, 2013, 1.2 million of stock options were considered anti-dilutive and excluded from diluted EPS. During the nine months ended September 30, 2012, 1.5 million of stock options and 2.2 million of warrants were considered anti-dilutive and excluded from diluted EPS.

Note 14—Income Taxes

The Condensed Consolidated Statements of Operations does not include a provision for income tax expense or (benefit) on the income or (loss) earned by Consolidated VIEs in which the Company is not a holder of the subordinated notes. The Consolidated VIEs are generally foreign entities exempt from U.S. federal and state income taxes. Income taxes, if any, are the responsibility of the individual holders of each security.  As such, the Company does record a provision for income tax expense or (benefit) on the income or (loss) earned by the Consolidated VIEs in which the Company is a subordinated note holder. The provision is based on the Consolidated VIE's proportionate share of income or (loss) included in the Company's taxable income. The effective tax rate, excluding non-controlling interests in the Consolidated VIEs was 43.3% and n/m for the three months ended September 30, 2013 and 2012, respectively, and 46.1% and n/m for the nine months ended September 30, 2013 and 2012, respectively.

The effective tax rate, including non-controlling interests in Consolidated VIEs were 51.5% and 1.0% for the three months ended September 30, 2013 and 2012, respectively, and 18.1% and (1.9)% for the nine months ended September 30, 2013 and 2012, respectively. The difference between the statutory federal tax rate and the Company's effective tax rate for both the three and nine months ended September 30, 2013 and 2012, was primarily attributable to consolidation of VIEs, state income taxes and certain discrete and other permanent items including, purchase accounting adjustments for fair value changes of contingent liabilities related to the Merger and the sale of the Company's rights to manage Gillespie.

As of September 30, 2013 and December 31, 2012, total deferred tax assets were $54.3 million, net of a valuation allowance of $13.2 million and $50.5 million, net of a valuation allowance of $13.2 million, respectively.

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15—Related Party Transactions

CIFC Parent—CIFC Parent owns 9.1 million shares of the Company's common stock, issued as part of the consideration for the Merger with Legacy CIFC. As such, related party transactions include (i) the deferred purchase payments including those classified as contingent liabilities (see Note 10), (ii) CIFC Parent's investments in CLOs managed by the Company; including seven CLOs (of which six were Consolidated CLOs) as of September 30, 2013 and nine CLOs (of which seven were Consolidated CLOs) as of December 31, 2012, (iii) fees to the Company for providing certain administrative services to CIFC Parent, (iv) profits interests granted during 2011 to certain employees of the Company (see Note 12) and (v) quarterly dividends (see Note 12).

DFR Holdings—DFR Holdings owns 4.6 million shares of the Company's common stock, predominately issued as part of the consideration for the acquisition of CNCIM. In addition, DFR Holdings owns $25.0 million aggregate principal amount of the Company's Convertible Notes which is convertible into 4.1 million shares of the Company's common stock. As such, related party transactions include (i) the interest expense on Convertible notes of $0.9 million and $2.6 million during the three and nine months ended September 30, 2013, respectively, and $0.9 million and $2.5 million during the three and nine months ended September 30, 2012, respectively, (ii) the deferred purchase payments (see Note 10) and (iii) fees to the Company for providing certain administrative services to DFR Holdings, and (iv) quarterly dividends (see Note 12).
Other—During the nine months ended September 30, 2013, a board member purchased $1.0 million of income notes in one of the Company's sponsored CLOs, CIFC 2013-II, through an entity in which he is a 50% shareholder.
Total related party receivables and investment advisory fee revenues related to management agreements noted above are as follows:

	Receivables		Investment Advisory Fees
	September 30, 2013	December 31, 2012	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
			2013	2012	2013	2012
	(in thousands)
CIFC Parent	$140	$19	$28	$50	$120	$150
DFR Holdings	54	17	12	15	37	55
Total	$194	$36	$40	$65	$157	$205

Note 16—Restructuring Charges

The table below provides a rollforward of the accrued restructuring charges:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Accrued Restructuring Charges, beginning of period	$750	$779	$1,410	$1,490
Provision (1)	—	—	—	3,923
Payments	(67)	(305)	(727)	(4,156)
Non-Cash Settlement (2)	—	—	—	(783)
Accrued Restructuring Charges, end of period	$683	$474	$683	$474

Explanatory Notes:
_________________________________

(1)
During the nine months ended September 30, 2012, the Company recorded lease termination fees of $3.1 million, a loss on disposal of associated equipment and improvements of $1.4 million, partially offset by a $0.6 million reversal of deferred rent in conjunction with the closure of the Company's former Rosemont, Illinois office.

(2)	For the nine months ended September 30, 2012, non-cash settlement represents the loss on disposal of equipment and improvements partially offset by the reversal of deferred rent payments noted above.

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Lease Commitments
Total occupancy expense for both the three and nine months ended September 30, 2013 was $0.5 million and $1.2 million, respectively, and for the three and nine months ended September 30, 2012 was $0.4 million and $1.1 million, respectively. The future minimum commitments under the Company's lease agreement are as follows:

(In thousands)
2013 (remaining 3 months)	$267
2014	1,607
2015	1,607
2016	1,607
2017	1,607
Thereafter	8,690
$15,385

Unfunded Loan Commitments—Unfunded loan commitments represent the estimated fair value of those unfunded revolvers of loan facilities. The Consolidated CLOs have unfunded investment commitments on loans of $47.3 million and $55.3 million as of September 30, 2013 and December 31, 2012, respectively. The timing and amount of additional funding on these loans are at the discretion of the borrower, to the extent the borrower satisfies certain requirements and provides certain documentation. The Company does not have any obligation to fund these commitments.

Note 18—Subsequent Events

Subsequent to quarter end, the Company priced a new CLO that represented approximately $500 million of new loan-based AUM. Funding for the new CLO is expected to occur in November 2013.

In addition, subsequent to quarter end, the Company declared a quarterly cash dividend of $0.10 per share. The dividend will be paid on December 10, 2013 to shareholders of record as of the close of business on November 25, 2013.

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
The investment advisory fees paid to us by these investment products is our primary source of revenue. These are generally paid on a quarterly basis and are ongoing as long as we manage the products. Investment advisory fees of CLOs typically consist of senior and subordinated management fees based on the amount of assets held in the investment product and, in some cases, incentive fees based on the returns generated for certain investors. We also earn net investment income and incur gains/losses from our investments in CLOs (also referred to as equity investments in CLOs below), warehouses and other investment products we manage.

Executive Overview

The loan market performed well from a price perspective during the third quarter. During the early part of the quarter, it continued to experience volatility after the Federal Reserve ("Fed") indicated that it might begin to taper quantitative easing if the economy continues to grow. By August, the loan market regained its momentum, fueled by a surge of opportunistic refinancing and re-pricings, a favorable imbalance between loan supply and demand, and an increase in M&A volume. These trends not only continued to support new CLO issuances but also continued to accelerate the wind down of older CLOs which are passed their reinvestment periods. The value of risk assets reached a high in September following the Fed’s announcement that it had decided to delay its tapering.

Several new highs in relevant loan benchmarks were reached in the third quarter: institutional loans outstanding in the S&P/LSTA Leveraged Loan Index hit $640 billion, which is nearly $50 billion above the previous peak before the financial credit crisis. In addition, the Shared National Credit Review showed that overall U.S. syndicated loan volumes topped $3 trillion for the first time ever.
During the quarter ended September 30, 2013, we recorded GAAP net income attributable to CIFC Corp. of $8.2 million, compared to $0.7 million for the same period in the prior year. Our Economic Net Income ("ENI") was $13.2 million, compared to $6.8 million for the same period in the prior year. Our GAAP and ENI performance improved as a result of increased incentive fees from certain CLOs and net interest income primarily from warehousing activity. In addition, results in the prior year did not include management fees from CLOs sponsored and net loan-based products raised during the past twelve months.

Our loan-based AUM grew $1.3 billion during the past twelve months despite the high level of loan refinancing activity and associated loan prepayments on funds that were out of their reinvestment periods. In the past twelve months, we sponsored the issuance of five new CLOs and raised four other loan-based products for an approximate $3.6 billion of additional Fee Earning AUM ("AUM"). We have also been able to leverage our existing SSCL management expertise and expand into other loan-based products, allowing us to diversify our managed products portfolio.

Fee Earning AUM

The following table summarizes the Fee Earning AUM, for which we are paid a management fee, by significant investment product category (1):

	September 30, 2013		June 30, 2013		December 31, 2012
	Number of Accounts	Fee Earning AUM (2)	Number of Accounts	Fee Earning AUM (2)	Number of Accounts	Fee Earning AUM (2)
		(In thousands)		(In thousands)		(In thousands)
Post 2011 CLOs	7	$3,622,438	6	$3,219,531	3	$1,579,558
Legacy CLOs (3)	24	7,626,653	26	8,344,616	29	9,599,220
Total CLOs	31	11,249,091	32	11,564,147	32	11,178,778
Other Loan-Based Products	4	1,031,464	3	822,534	3	666,120
Total Loan-Based AUM	35	12,280,555	35	12,386,681	35	11,844,898
ABS CDOs	9	1,137,060	9	1,321,535	10	2,402,088
Corporate Bond CDOs	—	—	1	4,000	4	67,053
Total Fee Earning AUM	44	$13,417,615	45	$13,712,216	49	$14,314,039

Explanatory Notes:
_________________________________

(1)	We do not expect to issue new CDOs in the future. Fee Earning AUM on CDOs is expected to continue to decline as these funds run-off per their contractual terms.

(2)
Fee Earning AUM generally reflects the aggregate principal or notional balance of the collateral and, in some cases, the cash balance held by the CLO as of the date of the last trustee report received for each CLO prior to the respective AUM date.

(3)	Legacy CLOs represent all managed CLOs issued prior to 2011, including CLOs acquired since 2011 but issued prior to 2011.

Fee Earning AUM activity for the three and nine months ended September 30, 2013 is as follows:

	For the Three Months Ended September 30, 2013	For the Nine Months Ended September 30, 2013
	(In thousands)
Total loan-based AUM - Beginning Balance	$12,386,681	$11,844,898
CLO New Issuances	401,543	2,029,180
CLO Principal Paydown	(615,231)	(1,601,669)
CLO Calls, Redemptions and Sales	(76,154)	(295,256)
Fund Subscriptions	205,614	388,211
Fund Redemptions	—	(10,354)
Other (1)	(21,898)	(74,455)
Total loan-based AUM - Ending Balance	12,280,555	12,280,555
Total CDOs - Ending Balance	1,137,060	1,137,060
Total Fee Earning AUM - Ending Balance	$13,417,615	$13,417,615

Explanatory Note:
_________________________________
(1)     Other includes changes in collateral balances of CLOs between periods and market value changes in certain other loan-based products.

During the three months ended September 30, 2013, total AUM decreased by $294.6 million. AUM from CDOs decreased by $188.5 million due to fund run-offs per their contractual terms and fund redemptions and loan-based AUM decreased by $106.1 million. During the quarter, our Legacy CLO AUM decreased by $718.0 million as certain of these CLOs have reached the end of their contractual reinvestment periods and capital is returned to investors as the underlying loan assets of the CLOs repay principal. These decreases were offset by additional AUM of $607.2 million from the sponsorship of the issuance of one new CLO and increased subscriptions to other loan-based products during the quarter.

During the nine months ended September 30, 2013, total AUM decreased by $0.9 billion. AUM from CDOs decreased by $1.3 billion due to run-offs and redemptions. This decrease was partially offset by the increase in loan-based AUM, which increased by $0.4 billion primarily due to increased subscriptions in our other loan-based products for the year. In addition, during the year, we sponsored the issuance of four new CLOs with $2.0 billion of additional AUM which was fully offset by the decline in AUM from Legacy CLOs as funds are being called or redeemed.

Most of the CLOs and CDOs we manage and issued prior to 2011 have passed their first optional call date and are generally callable by their subordinated note holders, subject to satisfaction of certain conditions. As expected, CDO AUM continued to decline during the three and nine months ended September 30, 2013. We do not expect to sponsor new CDOs and expect CDO AUM to continue to decline going forward as these funds run-off per their contractual terms.

The structure of the CLOs we manage affects the investment advisory fees paid to us. The following table summarizes select details of the structure of each of the CLOs we manage:

	Issuance Date	September 30, 2013 Fee Earning AUM	First Optional Call Date (1)	Termination of Reinvestment Period (2)	Maturity Year (3)
	Month/Year	(In thousands)	Month/Year
Post 2011 CLOs
CIFC Funding 2011-I, Ltd.	01/12	$403,527	01/14	01/15	2023
CIFC Funding 2012-I, Ltd.	07/12	453,018	08/14	08/16	2024
CIFC Funding 2012-II, Ltd.	11/12	731,007	12/14	12/16	2024
CIFC Funding 2012-III, Ltd.	01/13	502,827	01/15	01/17	2025
CIFC Funding 2013-I, Ltd.	03/13	504,147	04/15	04/17	2025
CIFC Funding 2013-II, Ltd.	06/13	626,369	07/15	07/17	2025
CIFC Funding 2013-III, Ltd.	09/13	401,543	10/15	10/17	2025
Total Post 2011 CLOs		3,622,438
Legacy CLOs
Forest Creek CLO Ltd.	05/03	2,454	07/07	07/08	2015
Navigator 2004 CLO, Ltd. (4)	10/04	27,490	01/11	01/11	2017
Navigator 2005 CLO, Ltd. (4)	07/05	67,645	10/11	10/11	2017
Hewett's Island CLO III, Ltd.	08/05	52,521	08/09	08/11	2017
Marquette Park CLO Ltd.	12/05	113,050	04/10	01/12	2020
Bridgeport CLO Ltd.	06/06	479,346	10/09	07/13	2020
CIFC Funding 2006-I, Ltd.	08/06	322,956	10/10	10/12	2020
Columbus Nova 2006-I, Ltd.	08/06	354,978	10/09	10/12	2018
Navigator 2006 CLO, Ltd. (4)	09/06	319,390	09/10	09/13	2020
CIFC Funding 2006-I B, Ltd.	10/06	286,881	12/10	12/12	2020
Burr Ridge CLO Plus Ltd.	12/06	270,951	06/12	03/13	2023
CIFC Funding 2006-II, Ltd.	12/06	485,432	03/11	03/13	2021
Columbus Nova 2006-II, Ltd.	12/06	457,948	02/10	02/13	2018
Hewett's Island CLO V, Ltd.	12/06	211,573	12/09	12/12	2018
CIFC Funding 2007-I, Ltd.	02/07	394,946	05/11	11/13	2021
CIFC Funding 2007-II, Ltd.	03/07	588,948	04/11	04/14	2021
Columbus Nova 2007-I, Ltd.	03/07	407,028	05/10	05/13	2019
Hewett's Island CLO VI, Ltd.	05/07	358,858	06/10	06/13	2019
Schiller Park CLO Ltd.	05/07	395,572	07/11	04/13	2021
Bridgeport CLO II Ltd.	06/07	490,957	12/10	09/14	2021
CIFC Funding 2007-III, Ltd.	07/07	435,843	07/10	07/14	2021
Primus CLO II, Ltd.	07/07	365,896	10/11	07/14	2021
CIFC Funding 2007-IV, Ltd.	09/07	303,447	09/10	09/12	2019
Columbus Nova 2007-II, Ltd.	11/07	432,543	10/10	10/14	2021
Total Legacy CLOs		7,626,653
Total CLOs		$11,249,091
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

(3)	Represents the contractual maturity of the CLO. Generally, the actual maturity of the deal is expected to occur in advance of contractual maturity.

(4)	Represents acquisition of rights to manage these CLOs through the completion of the GECC transaction. See "Item 1 - Condensed Consolidated Financial Statements - Note 4" for further details.

Results of Consolidated Operations

We are required to consolidate into our financial statements certain variable interest entities (“Consolidated VIEs”) in which we are deemed to be the primary beneficiary in accordance with GAAP consolidation guidance. This includes certain of our CLOs, CDOs and other entities we manage. See below—Consolidated VIEs for additional information. The following table presents our comparative Condensed Consolidated Statements of Operations for the three months ended September 30, 2013 and 2012:

	For the Three Months Ended September 30,		2013 vs. 2012
	2013	2012	Variance	% Variance
	(In thousands, except share and per share amounts)
Revenues
Investment advisory fees	$1,763	$2,750	$(987)	(36)%
Net investment income	159	76	83	>100%
Total net revenues	1,922	2,826	(904)	(32)%
Expenses
Compensation and benefits	6,717	5,188	1,529	29%
Professional services	736	1,220	(484)	(40)%
General and administrative expenses	1,963	1,237	726	59%
Depreciation and amortization	3,755	3,802	(47)	(1)%
Total expenses	13,171	11,447	1,724	15%
Other Income (Expense) and Gain (Loss)
Net gain (loss) on investments at fair value	287	291	(4)	(1)%
Net gain (loss) on contingent liabilities at fair value	1,099	(6,059)	7,158	>100%
Corporate interest expense	(1,460)	(1,487)	27	(2)%
Net gain on the sale of management contract	634	—	634	100%
Strategic transactions expenses	—	(657)	657	(100)%
Other, net	—	11	(11)	(100)%
Net other income (expense) and gain (loss)	560	(7,901)	8,461	>(100)%
Operating income (loss)	(10,689)	(16,522)	5,833	35%

Net results of Consolidated VIEs	22,765	(153,548)	176,313	>100%
Income (loss) before income tax (expense) benefit	12,076	(170,070)	182,146	>100%
Income tax (expense) benefit	(6,214)	1,757	(7,971)	>100%
Net income (loss)	5,862	(168,313)	174,175	>100%
Net (income) loss attributable to noncontrolling interest in Consolidated VIEs	2,288	169,001	(166,713)	(99)%
Net income (loss) attributable to CIFC Corp.	$8,150	$688	$7,462	>100%
Earnings (loss) per share:
Basic	$0.39	$0.03	$0.36	>100%
Diluted	$0.34	$0.03	$0.31	>100%
Weighted-average number of shares outstanding:
Basic	20,798,102	19,957,041	841,061	4%
Diluted	25,563,020	21,907,984	3,655,036	17%

Net income attributable to CIFC Corp. was $8.2 million, or $0.34 per fully diluted share, for the three months ended September 30, 2013, compared to $0.7 million, or $0.03 per fully diluted share, in the same period of the prior year. Net income attributable to CIFC Corp. increased by $7.5 million from the prior year predominantly due to the following net results:

Total Net Revenues—GAAP net revenues includes investment advisory fees from unconsolidated CLOs, CDOs and other-based products. Total net revenues decreased $0.9 million or (32)% from the same period of the prior year as certain unconsolidated CLOs and CDOs have reached the end of their contractual reinvestment periods thereby reducing AUM and its related investment advisory fees.

Total Expenses—Total expenses increased by $1.7 million or 15% period over period primarily due to increases in compensation and benefits. Compensation and benefits increased as a result of (i) the increase in overall headcount, (ii) the payment of a percentage of incentive fees earned on three CLOs in accordance to employment agreements with certain former employees, (iii) the additional amortization of stock options granted since the fourth quarter of 2012 and (iv) the amortization and re-measurement of the profits interests granted in 2011 by CIFC Parent Holdings LLC ("CIFC Parent," one of our significant shareholders) to certain employees.

Net other income (expense) and gain (loss)—Total Net other income (expense) and gain (loss) increased by $8.5 million or >(100)% period over period, primarily due to increases in gains on contingent liabilities at fair value, the Net gain on the sale of management contract and Strategic transactions expenses. Contingent liability gains increased as a result of changes in the expected performance on certain CLOs with fee sharing arrangements. During the third quarter of 2013 we recognized additional gains of $0.6 million from the sale of our rights to manage Gillespie during 2012 (see “Item 1-Notes to Condensed Consolidated Financial Statements-Note 9”) and during the third quarter of 2012, we expensed $0.7 million for GECC Transaction-related costs.

Net results of Consolidated VIEs attributable to CIFC Corp.—Net results of Consolidated VIEs attributable to CIFC Corp. includes the operating results of our portion of the Consolidated VIEs (including our Consolidated CLOs). For the three months ended September 30, 2013 and 2012, we had $25.1 million and $15.5 million, respectively, of Consolidated VIE investment advisory fees and net investment interest income related to our investments in the equity of CLOs we manage (see  below - Consolidated VIEs for further details).

The increase in Net results of Consolidated VIEs attributable to CIFC Corp. is primarily due to an increase in Consolidated VIE incentive fees as (i) more CLOs reached their incentive hurdles as compared to the same period of the prior year and (ii) we recognized 50% of incentive fees earned on our legacy CIFC CLOs acquired through the April 2011 merger with Commercial Industrial Finance Corp. ("Legacy CIFC") (also known as the "Merger"). In the prior year, all incentive fees were paid to the seller. In addition, new CLOs and funds sponsored/acquired since the third quarter of 2012 contributed to the increase in management fees and our investments in certain CLOs increased net interest income. These increases were partially offset by decreases in (i) unrealized net investment gains primarily due to the liquidation of an investment and management fees from certain legacy CLOs and CDOs that are winding down pursuant to their contractual terms.

Income tax expense/benefit—The increase in the provision for income taxes was primarily due to higher pre-tax net income attributable to CIFC Corp. in the current quarter compared to the same period in the prior year.

The following table presents our comparative Condensed Consolidated Statements of Operations for the nine months ended September 30, 2013 and 2012:

	For the Nine Months Ended September 30,		2013 vs. 2012
	2013	2012	Variance	% Variance
	(In thousands, except share and per share amounts)
Revenues
Investment advisory fees	$6,646	$8,048	$(1,402)	(17)%
Net investment income	256	224	32	14%
Total net revenues	6,902	8,272	(1,370)	(17)%
Expenses
Compensation and benefits	21,227	16,479	4,748	29%
Professional services	3,374	3,620	(246)	(7)%
General and administrative expenses	5,290	4,401	889	20%
Depreciation and amortization	12,251	13,325	(1,074)	(8)%
Impairment of intangible assets	—	1,771	(1,771)	100%
Restructuring charges	—	3,923	(3,923)	100%
Total expenses	42,142	43,519	(1,377)	(3)%
Other Income (Expense) and Gain (Loss)
Net gain (loss) on investments at fair value	887	434	453	>100%
Net gain (loss) on contingent liabilities at fair value	1,598	(9,400)	10,998	>100%
Corporate interest expense	(4,394)	(4,422)	28	(1)%
Net gain on the sale of management contract	1,386	5,772	(4,386)	(76)%
Strategic transactions expenses	—	(657)	657	(100)%
Other, net	(2)	(468)	466	(100)%
Net other income (expense) and gain (loss)	(525)	(8,741)	8,216	94%
Operating income (loss)	(35,765)	(43,988)	8,223	19%

Net results of Consolidated VIEs	122,925	(97,335)	220,260	>100%
Income (loss) before income tax (expense) benefit	87,160	(141,323)	228,483	>100%
Income tax (expense) benefit	(15,812)	(2,741)	(13,071)	>100%
Net income (loss)	71,348	(144,064)	215,412	100%
Net (income) loss attributable to noncontrolling interest in Consolidated VIEs	(52,868)	137,849	(190,717)	>100%
Net income (loss) attributable to CIFC Corp.	$18,480	$(6,215)	$24,695	>100%
Earnings (loss) per share:
Basic	$0.89	$(0.31)	$1.20	>100%
Diluted	$0.77	$(0.31)	$1.08	>100%
Weighted-average number of shares outstanding:
Basic	20,801,531	20,201,304	600,227	3%
Diluted	25,656,783	20,201,304	5,455,479	27%

Net income (loss) attributable to CIFC Corp. was $18.5 million, or $0.77 per fully diluted share, for the nine months ended September 30, 2013, compared to $(6.2) million, or $(0.31) per fully diluted share, in the same period in the prior year. Net income (loss) attributable to CIFC Corp. increased by $24.7 million from the prior year predominantly due to the following net results:

Total Net Revenues—GAAP net revenues includes investment advisory fees from unconsolidated CLOs, CDOs and other loan-based products. Total net revenues decreased $1.4 million or (17)% from the same period of the prior year as certain unconsolidated CLOs and CDOs have reached the end of their contractual reinvestment periods thereby reducing AUM and its related investment advisory fees. This decrease is slightly offset by the increase in other-loan based product advisory agreements recognized during the current year as AUM from these products have increased since the fourth quarter of 2012.

Total Expenses—Total expenses decreased $1.4 million or (3)% year over year primarily due to decreases in restructuring costs, impairments of intangible assets and depreciation and amortization costs. These decreases were partially offset by higher compensation and benefits.

During 2012, restructuring charges included the termination of our Rosemont, Illinois lease related to the consolidation of operations at our corporate headquarters in New York, the disposal of the related fixed assets from the lease termination and additional severance costs from the final integration of management teams after the April 13, 2011 merger with Legacy CIFC.

In the prior year, we fully impaired intangible assets associated with the Primus CLO I, Ltd. management contract as subordinated note holders exercised their right to call the CLO for redemption. In addition, during the nine months ended September 30, 2012, we fully amortized certain intangible assets that were not amortized during the current year.

Compensation and benefits increased as a result of (i) an overall increased headcount, (ii) the amortization and re-measurement of the profits interests granted in 2011 by CIFC Parent to our employees, (ii) the additional amortization of stock options granted since the third quarter of 2012 and (iii) the payment of a percentage of incentive fees earned on three CLOs in accordance to employment agreements with certain former employees.

Net other income (expense) and gain (loss)—Total Net other income (expense) and gain (loss) decreased by $8.2 million or 94% period to period, primarily due to increases in gains on contingent liabilities at fair value as a result of changes in the expected performance on certain CLOs with fee sharing arrangements. These increases were slightly offset by decrease in gains we recognized from the sale of management contracts as we sold our rights to manage Gillespie during 2012 (see “Item 1-Notes to Condensed Consolidated Financial Statements-Note 9”).

Net results of Consolidated VIEs attributable to CIFC Corp.—Net results of Consolidated VIEs attributable to CIFC Corp. includes the operating results of our portion of the Consolidated VIEs (including our Consolidated CLOs). For the nine months ended September 30, 2013 and 2012, we had $70.1 million and $40.5 million, respectively,  of Consolidated VIE investment advisory fees and net investment interest income related to our investments in the equity of CLOs we manage (see  below - Consolidated VIEs for further details).

The increase in Net results of Consolidated VIEs attributable to CIFC Corp. is primarily due to an increase in Consolidated VIE incentive fees as (i) more CLOs reached their incentive fee hurdles as compared to the same period of the prior year and (ii) during the second quarter of 2013, we began realizing 50% of incentive fees earned on our legacy CIFC CLOs acquired through the Merger in April 2011. In the prior year, all incentive fees were paid to the seller. In addition, new CLOs and funds sponsored/acquired since 2012 contributed to the increase in management fees and we recognized more equity distributions on our CLO during the current year.

Income tax expense/benefit—The increase in the provision for income taxes was primarily due to higher pre-tax net income attributable to CIFC Corp. in the current year compared to the prior year.

Economic Net Income "ENI" (Non-GAAP Measures)

ENI is a non-GAAP financial measure of profitability which we use in addition to GAAP Net income attributable to CIFC Corp. to measure the performance of our core business. We believe ENI reflects the nature and substance of the business, the economic results driven by investment advisory fee revenues from the management of client funds and earnings on our investments. ENI represents net income (loss) attributable to CIFC Corp. before taxes, gains (losses) on disposition(s) of non-core assets, a portion of non-cash compensation related to profits interests granted by CIFC Parent Holdings LLC (one of our significant stockholder) in June 2011, amortization and impairments of intangible assets, gains/(losses) on derivatives and contingent liabilities, and certain non-recurring operating expenses and strategic transaction expenses (such as those associated with the mergers and acquisitions). ENI also presents investment advisory fee revenues net of any fee-sharing arrangements primarily resulting from mergers or acquisitions.

     ENI may not be comparable to similar measures presented by other companies, as they are non-GAAP financial measures that are not based on a comprehensive set of accounting rules or principles and therefore may be defined differently by other companies. In addition, ENI should be considered an addition to, not as a substitute for, or superior to, financial measures determined in accordance with GAAP. The following is a reconciliation of GAAP Net income (loss) attributable to CIFC Corp. to ENI:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
GAAP Net income (loss) attributable to CIFC Corp.	$8,150	$688	$18,480	$(6,215)
Reconciling and non-recurring items:
Advisory fee sharing arrangements (1)	(3,490)	(2,511)	(13,388)	(7,143)
Compensation costs (2)	517	—	2,174	—
Insurance settlement received	—	—	—	(657)
Amortization and impairment of intangibles	3,573	3,649	11,721	14,772
Restructuring charges	—	—	—	3,923
Net (gain)/loss on contingent liabilities, derivatives and other	(1,099)	6,048	(1,598)	10,037
Strategic transactions expenses (3)	—	657	—	657
Gain on sales of contracts (4)	(634)	—	(1,386)	(5,772)
Income tax expense (benefit)	6,214	(1,757)	15,812	2,741
Total reconciling and non-recurring items	5,081	6,086	13,335	18,558
ENI	$13,231	$6,774	$31,815	$12,343

Explanatory Notes:
______________________________

(1)
We share advisory fees on certain of the CLOs we manage (for example, advisory fees on certain acquired funds are shared with the party that sold the funds to us). Investment advisory fees are presented on a gross basis for GAAP and on a net basis for Non-GAAP ENI.

(2)
For the three and nine months ended September 30, 2013, compensation has been adjusted for non-cash compensation related to profits interests granted to CIFC employees by CIFC Parent Holdings LLC (a significant stockholder in the Company) in 2011 and sharing of incentive fees with certain former employees established in connection with the Company's CNCIM Acquisition.

(3)	These expenses relate to strategic relationship transaction with General Electric Capital Corporation.

(4)	Gains relate to the sale of Gillespie CLO PLC in January 2012.

The following table presents our components of ENI for the three and nine months ended September 30, 2013 and 2012:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2013	2012	Variance	% Variance	2013	2012	Variance	% Variance
	(in thousands)				(in thousands)
Adjusted revenues
Investment advisory fees (1)	$19,147	$13,613	$5,534	41%	$55,846	$37,692	$18,154	48%
Net investment income	4,625	2,446	2,179	89%	8,612	4,554	4,058	89%
Total adjusted net revenues	23,772	16,059	7,713	48%	64,458	42,246	22,212	53%

Adjusted expenses
Compensation and benefits	6,200	5,188	1,012	20%	19,053	16,479	2,574	16%
Professional services	736	1,220	(484)	(40)%	3,374	4,277	(903)	(21)%
General and administrative expenses	1,963	1,237	726	59%	5,290	4,401	889	20%
Depreciation and amortization	182	153	29	19%	530	324	206	64%
Corporate interest expense	1,460	1,487	(27)	(2)%	4,394	4,422	(28)	(1)%
Other, net	—	—	—	—%	2	—	2	>100%
Total adjusted expenses	10,541	9,285	1,256	14%	32,643	29,903	2,740	9%

ENI	$13,231	$6,774	$6,457	95%	$31,815	$12,343	$19,472	>100%

Explanatory Note:
______________________________

(1)	See Adjusted investment advisory fees table below for details of revenue components.

Adjusted investment advisory fees—The following table presents our components of investment advisory fees as adjusted for ENI for the three months ended September 30, 2013 and 2012:

	For the Three Months Ended September 30,
	2013			2012			Totals
	CLOs	CDOs	Total	CLOs	CDOs	Total	Variance	% Variance
	(In thousands)
Senior management fees	$5,032	$249	$5,281	$4,114	$612	$4,726	$555	12%
Subordinated management fees	8,469	—	8,469	7,953	—	7,953	516	6%
Incentive management fees	4,932	—	4,932	728	—	728	4,204	>100%
Subtotal	$18,433	$249	$18,682	$12,795	$612	$13,407	5,275	39%
Other advisory fees	—	—	465	—	—	206	259	>100%
Total adjusted investment advisory fee revenues	$18,433	$249	$19,147	$12,795	$612	$13,613	$5,534	41%

During the three months ended September 30, 2013, total adjusted advisory fee revenue increased by 41% primarily as a result of an increase in incentive fees. Incentive fees increased as (i) more CLOs reached their incentive fee hurdles as compared to the same period of the prior year and (ii) during the third quarter of 2013, we earned 50% of incentive fees realized from the legacy CIFC CLOs acquired through the Merger. All prior year incentive fees earned were shared with the seller (see also Contingent Liabilities and Other Commitments below for further details). Senior and subordinated management fees also increased as the current period included a full quarter of results from CLOs and CDOs sponsored and acquired since the third quarter of 2012; including the sponsorships of four new CLOs during the current year. These increases were offset by principal paydowns, calls and redemptions of certain legacy CLOs and CDOs.

      Adjusted net investment income—The following table presents our components of net investment income as adjusted for ENI for the three months ended September 30, 2013 and 2012:

	For the Three Months Ended September 30,
	2013	2012	Variance	% Variance
	(In thousands)
Net interest income:
CLO Funds	$6,360	$1,456	$4,904	>100%
Loans	191	75	116	>100%
Other	(33)	—	(33)	(100)%
Subtotal	6,518	1,531	4,987	>100%
Net realized and unrealized gains/(losses):
CLO Funds	(3,345)	504	(3,849)	>(100)%
Warehouse	1,164	—	1,164	100%
Loans	122	411	(289)	(70)%
Other-loan based products	166	—	166	100%
Subtotal	(1,893)	915	(2,808)	>(100%)
Total adjusted net investment income	$4,625	$2,446	$2,179	89%

During the three months ended September 30, 2013, total adjusted net investment income increased by 89% from the same period of the prior year. During the three months ended September 30, 2013, we received a $3.9 million equity distribution upon the liquidation of a CLO residual interest, resulting in an increase in net interest income and unrealized losses during the period. In addition, our investment in new CLOs sponsored since the third quarter of 2012 contributed to an increase in net interest income and we realized more gains on our warehouse investments during the current year.

Adjusted expenses—During the three months ended September 30, 2013, total adjusted expenses increased by 14% from the same period in the prior year primarily due to the increase in adjusted compensation and benefits. Adjusted compensation and benefits increased as a result of the amortization of additional stock options granted since the fourth quarter of 2012 to date under the 2011 Stock Plan (see "Item 1-Condensed Consolidated Financial Statements-Note 12") and an overall increased headcount to support the continued growth of the business.

The following table presents our components of investment advisory fees as adjusted for ENI for the nine months ended September 30, 2013 and 2012:

	For the Nine Months Ended September 30,
	2013			2012			2013 vs. 2012
	CLOs	CDOs	Total	CLOs	CDOs	Total	Variance	% Variance
	(In thousands)
Senior management fees	$14,899	$1,174	$16,073	$12,188	$1,999	$14,187	$1,886	13%
Subordinated management fees	24,800	1,609	26,409	21,804	72	21,876	4,533	21%
Incentive management fees	12,099	—	12,099	1,160	—	1,160	10,939	>100%
Subtotal	$51,798	$2,783	$54,581	$35,152	$2,071	$37,223	17,358	47%
Other advisory fees			1,265	—	—	469	796	>100%
Total adjusted investment advisory fee revenues	$51,798	$2,783	$55,846	$35,152	$2,071	$37,692	$18,154	48%

Adjusted Investment Advisory Fees—During the nine months ended September 30, 2013, total adjusted advisory fee revenue increased by 48% primarily as a result of an increase in incentive fees. Incentive fees increased as (i) more CLOs reached their incentive fee hurdles as compared to the same period of the prior year and (ii) during the second quarter of 2013, we began earning 50% of incentive fees realized from the legacy CIFC CLOs acquired through the Merger. All prior year incentive fees earned were shared with the seller (see also Contingent Liabilities and Other Commitments below for further details). Senior and subordinated management fees also increased as the current period included a full year of results from CLOs and CDOs sponsored and acquired since the third quarter of 2012; including the sponsorships of four new CLOs during the nine months ended September 30, 2013. These increases were offset by principal paydowns, calls and redemptions of certain legacy CLOs and CDOs.

Adjusted net investment income—The following table presents our components of net investment income as adjusted for ENI for the nine months ended September 30, 2013 and 2012:

	For the Nine Months Ended September 30,
	2013	2012	Variance	% Variance
	(In thousands)
Net interest income:
CLO Funds	$12,412	$2,690	$9,722	>100%
Loans	250	761	(511)	(67)%
Other	21	3	18	>100%
Subtotal	12,683	3,454	9,229	>100%
Net realized and unrealized gains/(losses):
CLO Funds	(10,472)	(345)	(10,127)	>100%
Warehouse	5,230	—	5,230	100%
Loans	661	1,445	(784)	(54)%
Other-loan based products	510	—	510	100%
Subtotal	(4,071)	1,100	(5,171)	>(100)%
Total adjusted net investment income	$8,612	$4,554	$4,058	89%

During the nine months ended September 30, 2013, total adjusted net investment income increased by 89% from the same period of the prior year. During the nine months ended September 30, 2013, we received a $3.9 million equity distribution upon liquidation of a CLO residual interest, resulting in an increase in net interest income and unrealized losses during the period. In addition, our investment in new CLOs sponsored since the third quarter of 2012 contributed to an increase in net interest income. We also realized gains on the settlement of four warehouses related to the sponsorship of four new CLOs. These increases were offset by net total unrealized loss positions on our CLO and warehouse investments due to the changes in CLO residual interest prices during the periods.

Adjusted expenses—During the nine months ended September 30, 2013, total adjusted expenses increased 9% from the same period in the prior year primarily due to an increase in adjusted compensation and benefits. Adjusted compensation and benefits increased as a result of the amortization of additional stock options granted since 2012 to date under the 2011 Stock Plan (see "Item 1-Condensed Consolidated Financial Statements-Note 12") and an overall increased headcount to support the continued growth of the business.

Liquidity and Capital Resources

As of September 30, 2013, total cash and cash equivalents was $59.9 million, an increase of $12.2 million from $47.7 million as of December 31, 2012. The increase in cash and cash equivalents was primarily attributable to operating income (net of taxes), partially offset by net investment activity, and dividend payments of $2.1 million.

We make investments in certain investment products we manage and SSCLs that we warehouse to launch new investment products. As of September 30, 2013, we held total investments of $93.2 million, an increase of $14.0 million from $79.2 million as of December 31, 2012. As of September 30, 2013, the Company's investments included CLO residual interests of $50.5 million, warehouses of $16.1 million, loans of $16.0 million and other loan-based products of $10.6 million. As of December 31, 2012, the Company's investments included CLO residual interests of $47.4 million, warehouses of $26.7 million and other loan-based products of $5.1 million. Pursuant to GAAP, investments in consolidated CLO funds and Warehouses are not reported in "Investments at Fair Value" of Consolidated VIEs on our Consolidated Balance Sheets.

Other Sources and Uses of Funds

Deferred Purchase Payments—In April 2011, we entered into a Merger with Legacy CIFC. As a result of the Merger, Legacy CIFC became CIFCAM, a wholly-owned subsidiary of CIFC. The consideration for the Merger includes the payment to CIFC Parent, the sole stockholder of Legacy CIFC, $7.5 million of cash payable in three equal installments of $2.5 million (subject to certain adjustments). During the nine months ended September 30, 2013, we made the final deferred purchase payment related to the Merger of $2.5 million leaving no remaining amounts outstanding under this agreement.

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

As of September 30, 2013 and December 31, 2012, the present value of the remaining deferred purchase payments of $2.6 million and $4.8 million, respectively, were included in the Condensed Consolidated Balance Sheets.

Contingent Liabilities and Other Commitments—In connection with the Merger, we established or assumed certain contingent liabilities that combine to have an estimated fair value of $19.1 million as of September 30, 2013.

The contingent liabilities from the Merger are payable to CIFC Parent. The terms of these payments are as follows: (i) the first $15.0 million of incentive fees received by the combined company from six of the CLOs managed by CIFCAM (the "Legacy CIFC CLOs") as of April 13, 2011 (the "Merger Closing Date"), (ii) 50% of any incentive fees in excess of $15.0 million in aggregate received from the Legacy CLOs by the combined company over ten years from the Merger Closing Date and (iii) payments relating to the present value of any such incentive fees from the Legacy CIFC CLOs that remain payable to the combined company after the tenth anniversary of the Merger Closing Date. During the three and nine months ended September 30, 2013, we made payments of $2.9 million and $10.7 million, respectively, related to these contingent liabilities and during the three and nine months ended September 30, 2012, we made payments of $1.6 million and $3.9 million, respectively, related to these contingent liabilities. During the nine months ended September 30, 2013, we made the last payment to fulfill our obligation under (i) above. Accordingly, as of September 30, 2013, there are no remaining payments under item (i) and we made cumulative payments of $4.7 million under item (ii) to date.

In addition, there were contingent liabilities assumed in the Merger that primarily represent contingent consideration related to Legacy CIFC’s acquisition of CypressTree in December 2010. The assumed contingent liabilities are based on a fixed percentage of certain advisory fees from the CypressTree CLOs. These fixed percentages vary by CLO and had a minimum fixed percentage of 55%, and effective July 2013, the minimum fixed percentage is 39%. During the three and nine months ended September 30, 2013, we made payments of $0.6 million and $2.4 million, respectively, related to these contingent liabilities. During the three and nine months ended September 30, 2012, we made payments of $1.6 million and $10.1 million, respectively, related to these contingent liabilities.  In addition, we made earn-out payments which reduced the required future payments of $0.3 million for both the three and nine months ended September 30, 2013 and $0.3 million and $6.2 million for the three and nine months ended September 30, 2012, respectively.

Tax Payments—The Merger resulted in an Ownership Change (as defined in Sections 382 and 383 of the Internal Revenue Code of 1986, as amended) of Legacy CIFC thereby resulting in a Section 382 Limitation of approximately $9.5 million annually on our ability to utilize the Legacy CIFC NOLs to reduce taxable income. As of December 31, 2012, the combined federal NOL, NCL and built-in loss carryforwards related to Legacy CIFC were fully utilized. Accordingly, these benefits will not be available to reduce cash taxes in 2013. During the nine months ended September 30, 2013 and 2012, we paid incomes taxes of $23.2 million and $1.6 million, respectively.

Long-Term Debt—The following table summarizes our long-term debt:

	September 30, 2013			December 31, 2012
	Carrying Value	Current Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Carrying Value	Current Weighted Average Borrowing Rate	Weighted Average Remaining Maturity
	(In thousands)		(In years)	(In thousands)		(In years)
Recourse debt:
March Junior Subordinated Notes (1)	$95,000	1.00%	22.1	$95,000	1.00%	22.8
October Junior Subordinated Notes (2)	25,000	3.77%	22.1	25,000	3.81%	22.8
Total Subordinated Notes Debt	$120,000	1.58%	22.1	$120,000	1.59%	22.8

Convertible Notes (3)	$18,915	10.00%	4.2	$18,233	9.00%	4.9
Total recourse debt	$138,915			$138,233

Non-recourse Consolidated VIE debt:
Consolidated CLOs (4)	$10,059,785	1.38%	8.4	$9,325,982	1.16%	8.1
Warehouses (5)	58,081	1.36%	0.2	270,452	2.12%	n/a
Total non-recourse Consolidated VIE debt	$10,117,866	1.38%	8.3	$9,596,434	1.19%	7.9
Total long-term debt	$10,256,781			$9,734,667

Explanatory Notes:
________________________________

(1)	March Junior Subordinated Notes bear interest at an annual rate of 1% through April 30, 2015 and LIBOR plus 2.58% thereafter until maturity, October 30, 2035.

(2)	October Junior Subordinated Notes bear interest at an annual rate of LIBOR plus 3.50% and mature on October 30, 2035.

(3)
As of September 30, 2013 and December 31, 2012, Convertible Notes were recorded net of a discount of $6.1 million and $6.8 million, respectively and paid interest at the stated rates of 10.00% and 9.00%, respectively. Including the discount, the effective rate of interest is 18.14% for both periods. The Convertible Notes have a $25.0 million aggregate principal amount and will mature on December 9, 2017.

(4)
Long-term debt of the Consolidated CLOs is recorded at fair value. The subordinated notes of Consolidated CLOs do not have a stated interest rate, and are therefore excluded from the calculation of the weighted average borrowing rate. As of September 30, 2013 and December 31, 2012, the par value of the Consolidated CLOs long-term debt (including subordinated notes) was $10.6 billion and $9.8 billion, respectively.

(5)
Long-term debt of warehouses not held by us is recorded at fair value. The fair value excludes the preferred shares of Warehouse(s) outstanding as of each respective period, which have a par value of $15.1 million as of September 30, 2013 and $25.1 million as of December 31, 2012. They do not have a stated interest rate and are excluded from the calculation of the weighted average borrowing rate. In addition, the weighted average remaining maturity for warehouses is based on anticipated settlement dates.

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
Lease Commitments—The future minimum commitments under our lease agreement are as follows:

(In thousands)
2013 (remaining 3 months)	$267
2014	1,607
2015	1,607
2016	1,607
2017	1,607
Thereafter	8,690
$15,385

Share Repurchase Program—For the nine months ended September 30, 2013, we repurchased 34,995 common shares in open-market transactions for an aggregate cost of $0.3 million with an average price per share of $7.16. As of September 30, 2013, we were authorized to repurchase up to $5.4 million of its common stock under our share repurchase program approved by the Board of Directors (the "Board").

For the nine months ended September 30, 2012, we repurchased 572,608 common shares in open-market transactions for an aggregate cost of $3.8 million with an average price per share of $6.58.

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

Consolidated CLOs—As of September 30, 2013, we consolidated 26 CLOs (the "Consolidated CLOs"), and as of December 31, 2012, we consolidated 23 CLOs and 1 CDO. See "Item 1—Condensed Consolidated Financial Statements—Note 2" for additional information. The following table summarizes our consolidated assets and non-recourse liabilities of the Consolidated CLOs included in the Condensed Consolidated Balance Sheets and the total maximum exposure to loss on these Consolidated CLOs, as follows (1):

	September 30, 2013	December 31, 2012
	(In thousands)
Total Assets	$10,731,999	$9,933,495
Total Liabilities (non-recourse)	10,547,151	9,806,010

Maximum exposure to loss:
Investments and beneficial interests (2)	$50,452	$47,454
Receivables (2)	3,566	2,674
Total maximum exposure to loss	$54,018	$50,128

Explanatory Notes:
________________________________

(1)	In addition, exposure to loss includes future investment advisory fees on the Consolidated VIEs, which are not included in the table above.

(2)	Amounts are eliminated in consolidation.

Other Consolidated Entities—The following table summarizes our consolidated assets and non-recourse liabilities of other consolidated VIEs included in the Condensed Consolidated Balance Sheets:

	September 30, 2013			December 31, 2012
	Consolidated Assets	Consolidated Total Non-Recourse Liabilities	Maximum Exposure to Loss (1)	Consolidated Assets	Consolidated Total Non-Recourse Liabilities	Maximum Exposure to Loss (1)
	(In thousands)
Warehouses (1)	$98,725	$82,481	$16,175	$334,420	$307,025	$26,723

Explanatory Note:
________________________________

(1)	Maximum exposure to loss is generally limited to our investment in the entity. We consolidated two warehouses as of September 30, 2013, and one warehouse as of December 31, 2012.

Total net results of consolidated VIEs included on our Condensed Consolidated Statements of Operations was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Consolidated CLOs	$21,669	$(153,668)	$118,509	$(98,717)
Warehouses (1)	1,096	120	4,416	1,551
DFR MM CLO (2)	—	—	—	(169)
Net results of Consolidated VIEs	22,765	(153,548)	122,925	(97,335)
Net (income) loss attributable to noncontrolling interest in Consolidated VIEs	2,288	169,001	(52,868)	137,849
Net results of Consolidated VIEs attributable to CIFC Corp.	$25,053	$15,453	$70,057	$40,514

Characteristics of net results of Consolidated VIEs attributable to CIFC Corp:
Consolidated VIE investment advisory fees	$20,874	$13,374	$62,588	$36,787
Consolidated VIE net investment income	4,179	2,079	7,469	3,727
Net results of Consolidated VIEs attributable to CIFC Corp.	$25,053	$15,453	$70,057	$40,514

Explanatory Notes:
________________________________

(1)
During the three and nine months ended September 30, 2013, our net results from warehouses included two and five warehouse investments, respectively. During both the three and nine months ended September 30, 2012, our results from warehouses included two warehouse investments.

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

Unconsolidated VIEs—We had variable interests in an additional 7 CLOs and 10 CDOs, and 1 other investment product, as of September 30, 2013, and an additional 6 CLOs, 15 CDOs and 1 other investment product as of December 31, 2012, which we managed, that were not consolidated (the "Unconsolidated VIEs") as we were not deemed to be the primary beneficiary with respect to those VIEs. Our maximum exposure to loss on unconsolidated VIEs includes our investment, investment fee receivables and future investment advisory fees collectible by us. As of December 31, 2012, our maximum exposure to loss associated with the Unconsolidated VIEs was limited to $5.1 million of investments made by us in the Unconsolidated VIEs. In addition, as of September 30, 2013 and December 31, 2012, our investment advisory fee receivables were $0.3 million and $0.6 million, respectively.

Related Party Transactions

CIFC Parent—CIFC Parent owns 9.1 million shares of our common stock, issued as part of the consideration for the Merger with Legacy CIFC. As such, related party transactions include (i) the deferred purchase payments including those classified as contingent liabilities (see above—Deferred Purchase Payments and Contingent Liabilities and Other Commitments), (ii) CIFC Parent's investments in CLOs managed by us; including seven CLOs (of which six were Consolidated CLOs) as of September 30, 2013 and nine CLOs (of which seven were Consolidated CLOs) as of December 31, 2012, (iii) fees to us for providing certain administrative services to CIFC Parent, (iv) profits interests granted during 2011 to certain employees of CIFC (see "Item 1—Condensed Consolidated Financial Statements—Note 12") and (v) quarterly dividends (see "Item 1—Condensed Consolidated Financial Statements—Note 12").

DFR Holdings—DFR Holdings owns 4.6 million shares of our common stock, predominately issued as part of the consideration for the acquisition of CNCIM. In addition, DFR Holdings owns $25.0 million aggregate principal amount of our Convertible Notes which is convertible into 4.1 million shares of our common stock. As such, related party transactions include (i) the interest expense on Convertible notes of $0.9 million and $2.6 million during the three and nine months ended September 30, 2013, respectively, and $0.9 million and $2.5 million during the three and nine months ended September 30, 2012, respectively, (ii) the deferred purchase payments (see above—Deferred Purchase Payments and Contingent Liabilities and Other Commitments), (iii) fees to us for providing certain administrative to DFR Holdings, and (iv) quarterly dividends (see "Item 1—Condensed Consolidated Financial Statements—Note 12").
Other—During the nine months ended September 30, 2013, a board member purchased $1.0 million of income notes in one of our sponsored CLO, CIFC 2013-II, through an entity in which he is a 50% shareholder.
Total related party receivables and investment advisory fee revenues related to management agreements noted above are as follows:

	Receivables		Investment Advisory Fees
	September 30, 2013	December 31, 2012	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
			2013	2012	2013	2012
	(in thousands)
CIFC Parent	$140	$19	$28	$50	$120	$150
DFR Holdings	54	17	12	15	37	55
Total	$194	$36	$40	$65	$157	$205
Off-Balance Sheet Arrangements—As of September 30, 2013, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose or VIEs, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of September 30, 2013, we did not guarantee any obligations of unconsolidated entities, enter into any commitments or express intent to provide additional funding to any such entities.
Subsequent Events
Subsequent to quarter end, we priced a new CLO that represented approximately $500 million of new loan-based AUM. Funding for the new CLO is expected to occur in November 2013.

In addition, subsequent to quarter end, we declared a quarterly cash dividend of $0.10 per share. The dividend will be paid on December 10, 2013 to shareholders of record as of the close of business on November 25, 2013.

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

A summary of our critical accounting estimates is included in our Annual Report on Form 10-K for the year ended December 31, 2012, in Management's Discussion and Analysis of Financial Condition. There have been no significant changes to our critical accounting estimates as of September 30, 2013.

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
Inherent Limitations on Effectiveness of Controls
There are inherent limitations in the effectiveness of any control system, including the potential for human error and the circumvention or overriding of the controls and procedures. Additionally, judgments in decision-making can be faulty and breakdowns can occur because of simple error or mistake. An effective control system can provide only reasonable, not absolute, assurance that the control objectives of the system are adequately met. Accordingly, our management, including our Chief Executive Officer and our Chief Financial Officer, do not expect that our control system can prevent or detect all errors or fraud. Finally, projections of any evaluation or assessment of effectiveness of a control system to future periods are subject to the risks that, over time, controls may become inadequate because of changes in an entity's operating environment or deterioration in the degree of compliance with policies or procedures.

PART II. Other Information

Item 1.    Legal Proceedings

A suit was recently filed against the Company (and certain of its affiliates and directors) with the Supreme Court of the State of New York, County of New York, by Nga Tran-Pedretti, a former employee, alleging, among other things, employment discrimination, sexual harassment, wrongful discharge, fraud, breach of fiduciary duty and various securities law violations.  Such suit was removed to the United States District Court in the Southern District of New York on June 25, 2013.  The Company denies the allegations, intends to defend itself vigorously, believes that the pending lawsuit is without merit and has filed counterclaims against the plaintiff.

Item 1A.    Risk Factors
There have been no material changes in our risk factors from those disclosed in Part I—Item 1A. Risk Factors of our 2012 Form 10-K.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The number and average price of shares of common stock purchased during the three months ended September 30, 2013 are set forth in the table below:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
July 1 - July 30, 2013	23,081	$7.16	23,081	5,387,668
August 1 - August 31, 2013	2,870	$7.08	2,870	5,367,347
Total	25,951	$7.15	25,951

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

***101.0
Financial statements from the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2013, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets (unaudited); (ii) the Condensed Consolidated Statements of Operations (unaudited); (iii) the Condensed Consolidated Statements of Equity (unaudited), (iv) the Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited), (v) the Condensed Consolidated Statements of Cash Flows (unaudited); and (vi) the Notes to Condensed Consolidated Financial Statements (unaudited) furnished herewith.

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

CIFC CORP.
(Registrant)

November 8, 2013	By:	/s/ PETER GLEYSTEEN
Peter Gleysteen, Chief Executive Officer and Director
(Principal Executive Officer)

November 8, 2013	By:	/s/ RAHUL AGARWAL
Rahul Agarwal, Chief Financial Officer
(Principal Financial and Accounting Officer)