Form 10-K
period 2013-12-31
CIFC Corp.
filed 2014-03-28
CIK 1313918

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of the outstanding common equity held by non-affiliates of the registrant was $52.0 million based on the number of shares held by non-affiliates of the registrant as of June 30, 2013, and based on the reported last sale price of the common stock on June 30, 2013, which is the last business day of the registrant's most recently completed second fiscal quarter.
There were 20,790,889 shares of the registrant’s common stock outstanding as of March 25, 2014.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant's proxy statement for the registrant's 2014 Annual Meeting of Stockholders are incorporated by reference in Items 10, 11, 12, 13, and 14 of Part III.

CIFC CORP.

2013 ANNUAL REPORT ON FORM 10-K

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

PART I.
Item 1. Business
Overview
CIFC Corp. (“CIFC” and, together with its subsidiaries, “we” or "us" ) is a Delaware corporation that specializes in originating and managing investment products which have corporate credit obligations, primarily senior secured corporate loans (“SSCLs”), as the primary underlying investments. We manage investments for various types of investors, including pension funds, hedge funds and other asset management firms, banks, insurance companies and other types of institutional investors located across the world.
While Collateralized Loan Obligations ("CLOs") comprise the bulk of our assets under management ("AUM"), during the past 18 months, we utilized our expertise as a fundamentals-based, relative value credit asset manager to expand into additional product lines, including managing U.S. corporate credit and credit-based structured products for total return.  At the end of 2013, in addition to managing over 25 CLOs, we now also manage credit funds and separately managed accounts ("SMA", together "other-loan based products") with aggregate AUM greater than $1.0 billion. These credit products are opportunistic investment strategies where we seek to generate both current income and capital appreciation through SSCL investments and, to a lesser extent, other investments. We also manage Collateralized Debt Obligations ("CDOs") which we do not expect to issue in the future.
Investment advisory fees paid to us is our primary source of revenue and are generally paid on a quarterly basis for as long as we manage the products. Investment advisory fees typically consist of management fees based on the amount of assets held in the investment product and, in some cases, incentive fees based on the returns generated for certain investors.
As the manager of these investment products, we generally invest in the investment products we sponsor. In addition, we also invest in SSCLs that we warehouse to launch new CLOs. We earn net investment income and incur gains/losses from these investments.

Since 2010, we have entered into the following significant transactions:

•
During 2010, we acquired Columbus Nova Credit Investments Management, LLC (the "CNCIM Acquisition"), an investment manager with four CLOs under management from Bounty Investments, LLC ("Bounty"). In connection with the acquisition, we issued 4,545,455 shares of common stock to Bounty and Bounty purchased, for cash, $25.0 million in aggregate principal amount of our then newly-issued senior subordinated convertible notes (the "Convertible Notes"), convertible into 4,132,231 shares of common stock. Bounty subsequently transferred it stock ownership and Convertible Notes to DFR Holdings, LLC ("DFR Holdings").

•
On April 13, 2011, we completed a merger (the “Merger”) with Commercial Industrial Finance Corp. (“Legacy CIFC”), an asset manager focused primarily on management of corporate credit investments for third party investors. In acquiring Legacy CIFC, we also acquired CypressTree, a credit asset manager that Legacy CIFC acquired in December 2010, and CypressTree’s CLO management contracts. With the Merger, we have four asset management subsidiaries: CIFC Asset Management LLC ("CIFCAM"), Columbus Nova Credit Investments Management LLC (“CNCIM”), CypressTree Investment Management, LLC ("CypressTree") and Deerfield Capital Management LLC ("DCM"). All are operated jointly on Legacy CIFC’s investment management platform.

•
During 2013, DFR Holdings purchased 9,090,909 shares of our outstanding common stock from CIFC Parent Holdings LLC (“CIFC Parent”, which was a significant stockholder prior to this transaction) as well as 1,000,000 shares of our outstanding common stock and 2,000,000 warrants from an affiliate of General Electric Capital Corporation (“GE Capital”), which represented their entire shareholding in CIFC. Following the transactions, DFR Holdings, on a fully-diluted basis, owns approximately 73% of our shares. On February 25, 2014, we announced the appointment of Mr. Stephen Vaccaro, our Chief Investment Officer, and Mr. Oliver Wriedt, our Head of Capital Markets & Distribution, as Co-Presidents of CIFC. Concurrent with the appointments, Peter Gleysteen, formerly our Chief Executive Officer, President and member of our three-person management committee, resigned from such responsibilities but will continue to serve as the Vice Chairman of our Board of Directors and remain actively involved in managing certain legacy CIFC funds.

•
In connection with the transaction,  we entered into a Third Amended and Restated Stockholders Agreement  with DFR Holdings, dated December 2, 2013 (the “Stockholders Agreement”). Pursuant to the Stockholders Agreement, at each annual or special meeting of stockholders at which an election of directors is held, we agreed to nominate to our Board of Directors six directors designated by DFR Holdings. As detailed in our Form 8-K filed with the SEC on December 3, 2013, the number of directors that can be designated by DFR Holdings reduces as they decrease their ownership (on a diluted basis) in the Company. If DFR Holdings' ownership falls below 5%,  it loses the right to designate any director. Following the transaction, three directors designated by CIFC Parent resigned and were subsequently replaced by three designees of DFR Holdings.

Since the Merger, we have focused on growing our core asset management business as a fee-based corporate credit asset manager for third party investors. We exited non-core and other activities, through the sales of (1) our residential mortgage-backed securities (“RMBS”) portfolio in 2011, (2) our rights to manage our sole European CLO, Gillespie CLO PLC (“Gillespie”) in January 2012, and (3) our investments in (and our rights to manage) the DFR Middle Market CLO Ltd. (“DFR MM CLO”) in February 2012. In late 2012, we started to reposition CIFC as a U.S. Credit Manager by increasing our product offering and utilizing our existing expertise. Since 2012, we invested an aggregate of $30.0 million to seed three credit funds which are open for subscriptions as of December 31, 2013. Across three SMAs and three credit funds, we have AUM of greater than $1.0 billion. Accordingly, management internally views the business as one reportable segment.

Recent Developments—New Funds—During the fourth quarter of 2013, we launched an open ended credit fund that initially shall invest primarily in second-lien loans ("the "Tactical Income Fund") and a structured credit fund that invests primarily in residual tranches of CLOs and, to a lesser extent, warehouses, managed by CIFC (the "Co-Investment Fund"). We invested $25.0 million to seed these two funds.

During the fourth quarter of 2012, we launched an open ended credit fund that invests in U.S. performing senior secured corporate loans ("the "Senior Secured Corporate Loan Fund") to provide capital appreciation and risk-adjusted returns to its investors. Through our investment in the general partner, we held a $10.8 million investment in the fund as of December 31, 2013.

Core Asset Management Activities

We establish and manage investment products for various types of investors, including pension funds, hedge funds and other asset management firms, banks, insurance companies and other types of institutional investors located across the world. Our existing investment products are primarily CLOs and other investment vehicles. For additional information on the structure of a CLO see below—Collateralized Loan Obligations for further details. These investment products are special purpose entities that pool the capital of multiple investors. The investment advisory fees paid to us by these investment products are our primary source of revenue and are generally paid on a quarterly basis for as long as we manage the products. Investment advisory fees on our CLOs typically consist of senior and subordinated management fees based on the amount of assets held in the investment product and, in certain cases, include incentive fees based on the returns generated for certain investors.

Investment advisory fees differ from product to product, but in general, for CLOs, the primary investment product we manage, consist of the following (before any fee sharing arrangements):

•
Senior management fees (payable before the interest payable on the debt securities issued by such CLOs) that generally range from 15 to 20 basis points annually on the principal balance of the underlying collateral of such CLOs.

•
Subordinated management fees (payable after the interest payable on the debt securities issued by such CLOs and certain other expenses) that generally range from 30 to 35 basis points annually on the principal balance of the underlying collateral of such CLOs.

•
Incentive fees vary based on the terms of each CLO. Certain CLOs do not pay incentive fees at all or have only an incentive fee that is paid to the manager thereof after certain investors’ returns exceed an internal rate of return hurdle. Upon achievement of this hurdle, the manager is paid a percentage (generally 20%) of residual cash flows in excess of this hurdle. A limited number of CLOs also have an incentive fee which is paid to the manager thereof after investors’ annual cash on cash returns exceed a hurdle. Upon achievement of this hurdle, the manager is paid an additional fee (generally 20 to 35 basis points annually on the principal balance of the underlying collateral of the CLO).

Investment advisory fees on the CDOs we manage also differ from product to product, but in general they consist of a senior management fee (payable before the interest payable on the debt securities issued by such CDOs) that ranges from 5 to 25 basis points annually of the principal balance of the underlying collateral of such CDOs and a subordinated management fee (payable after the interest payable on the debt securities issued by such CDOs and certain other expenses) that ranges from 5 to 35 basis points annually of the principal balance of the underlying collateral of such CDOs. Only a limited number of the CDOs we manage paid subordinated management fees. We do not expect to issue CDOs in the future.

Collateralized Loan Obligations

The term CLO (which for purposes of this section also includes the term CDO unless otherwise noted) generally refers to a special purpose vehicle that owns a portfolio of investments (SSCLs in the case of CLOs and typically asset-backed or other securities in the case of CDOs) and issues various tranches of debt and subordinated note securities to finance the purchase of those investments. The investment activities of a CLO are governed by extensive investment guidelines, generally contained within a CLO’s “indenture” and other governing documents which limit, among other things, the CLO’s maximum exposure to any single industry or obligor and limit the ratings of the CLO’s assets. Most CLOs have a defined investment period during which they are allowed to make investments and reinvest capital as it becomes available. As each CLO's investments are pledged to the holder of the debt securities (further described below) in such CLO, the investments are also sometimes referred to herein as "collateral."

CLOs typically issue multiple tranches of debt and subordinated note securities with varying ratings and levels of subordination to finance the purchase of investments. These securities receive interest and principal payments from the CLO in accordance with an agreed upon priority of payments, commonly referred to as a “waterfall.” While the CLOs themselves, not us, issue these securities, in accordance with standard practice in our industry we sometimes refer to "CIFC" or "we" as issuing CLOs and/or CLO securities. The most senior notes, generally rated AAA/Aaa, commonly represent the majority of the total liabilities of the CLO. This tranche of notes is generally issued at a specified spread over LIBOR and normally has the first claim on the earnings on the CLO’s investments after payment of certain "senior" fees and expenses. The mezzanine tranches of rated notes generally have ratings ranging from AA/Aa to BB/Ba and also are usually issued at a specified spread over LIBOR with higher spreads paid on the tranches with lower ratings. Each tranche is typically only entitled to a share of the earnings on the CLO’s investments if the required interest and principal payments have been made on the more senior tranches. The most junior tranche can take the form of either subordinated notes or preference shares and is commonly referred to as the CLO’s “subordinated notes”, "equity" or "residual interests." The subordinated notes generally do not have a stated coupon but are entitled to residual cash flows from the CLOs’ investments after all of the other tranches of notes and certain other fees and expenses are paid. While the majority of the subordinated notes of the CLOs we manage are owned by third parties, we do own a portion of the subordinated note tranches of certain of the CLOs we manage. Our investments and beneficial interests in the Consolidated CLOs we manage was $49.5 million and $47.5 million as of December 31, 2013 and 2012, respectively. See Item 8—"Financial Statements and Supplementary Data—Note 5" for additional details on CLOs and other Consolidated Variable Interest Entities ("VIEs" or "VIE").

CLOs, which are designed to serve as investments for third party investors, generally have an investment manager to select and actively manage the underlying assets to achieve target investment performance. In exchange for these services, CLO managers typically receive three types of investment advisory fees: senior management fees, subordinated management fees and incentive fees (described above). CLOs also generally appoint a custodian, trustee and collateral administrator, who are responsible for holding the CLOs' investments, collecting investment income and distributing that income in accordance with the respective CLO's waterfall.

Fee Earning Assets Under Management

The following table summarizes the Fee Earning AUM, for which we are paid a management fee, by significant investment product category (1):

	December 31, 2013		December 31, 2012
	Number of Accounts	Fee Earning AUM (2)	Number of Accounts	Fee Earning AUM (2)
		(In thousands)		(In thousands)
Post 2011 CLOs	8	$4,127,951	3	$1,579,558
Legacy CLOs (3)	20	6,811,382	29	9,599,220
Total CLOs	28	10,939,333	32	11,178,778
Other Loan-Based Products (4)	6	1,106,526	3	666,120
Total Loan-Based AUM	34	12,045,859	35	11,844,898
ABS CDOs	8	802,821	10	2,402,088
Corporate Bond CDOs	—	—	4	67,053
Total Fee Earning AUM	42	$12,848,680	49	$14,314,039

Explanatory Notes:
_________________________________

(1)	We do not expect to issue new CDOs in the future. Fee Earning AUM on CDOs is expected to continue to decline as these funds run-off per their contractual terms.

(2)
Fee Earning AUM generally reflects the aggregate principal or notional balance of the collateral and, in some cases, the cash balance held by the CLO as of the date of the last trustee report received for each CLO prior to the respective AUM date.

(3)	Legacy CLOs represent all managed CLOs issued prior to 2011, including CLOs acquired since 2011 but issued prior to 2011.

(4)	Other loan-based products investment advisory fee structures vary by fund and may not be similar to a CLO.

Investment Approach

Our investment processes are overseen by our Investment Research, Portfolio Management and Trading teams. Employing the firms's analytical framework, each new investment opportunity is first screened and, if it passes initial review, subsequently voted on by the firm's Investment Committee. Our investment team includes over 25 professionals with an average 15 years of credit experience and the Chief Investment Officer with over 35 years of experience. When evaluating the suitability of an investment and subject to an account's individual investment objectives and parameters, we typically:

•
employ underwriting discipline based on (i) fundamental credit analysis, which assesses each borrower's debt servicing capability, (ii) fundamental value, (iii) the magnitude and prospective volatility of the “value cushion” (a CIFC term for junior capital supporting each investment) and (iv) identifying and selecting investment candidates whose value cushion is robust and durable;

•	utilize internally-developed risk ratings based on individual obligor assessment, without undue reliance on credit rating agencies

•	diversify investment portfolios by avoiding concentration imbalances, on-going active portfolio management and utilization of proprietary tools; and

•	continuously re-assess and adjust portfolios by identifying relative value differentials, market inefficiencies and technical imbalances.

When problem credits are identified, we will decide whether to sell or hold such loans and regularly re-evaluate with the intention to maximize our recovery. Our Portfolio Management and Trading Teams work closely with our investment professionals from the date on which an investment is made until the time it is exited in order to ensure that performance of each investment is closely monitored and our clients' investment objectives are met.
Competition
We compete for asset management clients and AUM with numerous other asset managers, including those affiliated with major commercial banks, broker-dealers and other financial institutions and larger, diversified managers. The factors considered by clients in choosing us or a competitor include the past performance of the products we manage, the background and experience of our key portfolio management personnel, our experience in managing a particular product type, our reputation in the fixed income asset management industry, our investment advisory fees and the structural features of the investment products that we offer. Some of our competitors have greater portfolio management resources than us, have managed client accounts for longer periods of time, have experience over a wider range of products than us or have other competitive advantages over us.
Operating and Regulatory Structure
Exclusion from Regulation under the 1940 Act—We have operated, and intend to continue to operate, in such a way as to be excluded from registration under the Investment Company Act of 1940, as amended (the "1940 Act"). We and our wholly-owned subsidiaries are primarily excluded from registration under the 1940 Act because we are not engaged, and do not propose to engage, in the business of investing, reinvesting, owning, holding or trading in securities and do not own or propose to acquire "investment securities" having an aggregate value exceeding 40% of our total assets, on an unconsolidated basis, excluding cash and government securities (the "40% Test"). "Investment securities" excludes, among other things, majority-owned subsidiaries that rely on the 40% Test. Certain of our subsidiaries rely on the 40% Test or on an exemption under Section 3(c)(7), which is for entities owned by "qualified purchasers" under the 1940 Act.
Governmental Regulations—Each of CIFCAM, DCM, CypressTree and CNCIM (collectively, referred to herein as the "Advisers") are registered with the U.S. Securities and Exchange Commission's (the "SEC") as investment advisers. In these capacities, the Advisers are subject to various regulatory requirements and restrictions with respect to our asset management activities, periodic regulatory examinations and other laws and regulations. In addition, investment vehicles managed by the Advisers are subject to various securities and other laws. Parts 1 and 2 of the Advisers Form ADV is publicly available on the SEC Investment Advisers Public Disclosure website (www.adviserinfo.sec.gov) or upon request to us using the contact information below.
Employees
As of December 31, 2013, we had 75 full-time employees.

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
        Our business and financial performance may be adversely affected by market, economic and other industry conditions, such as the economic slowdown and recessions that were experienced in the United States in 2008, which could lead to losses on our investments or in the assets held in the products we manage and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in lenders not extending credit to us, all of which could impair our operating results. While our business environment and that of many of the entities in which we invest was extremely challenging in 2008 and 2009, we saw improvements in our business as the markets stabilized in 2010 and thereafter. There is no assurance that these conditions will continue to improve in the near term or at all. If the economic slowdown and adverse business conditions resume or get worse, we expect our results of operations to be adversely affected.
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
        As of December 31, 2013 and 2012, we had approximately $145.0 million of outstanding recourse indebtedness, including long-term indebtedness in the form of $120.0 million principal outstanding of Junior Subordinated Notes and $25.0 million principal outstanding of Convertible Notes. $25.0 million of our Junior Subordinated Notes currently bear interest at a variable interest rate and the remainder will begin to bear interest at a variable interest rate after April 30, 2015, which may subject us to interest rate risk and increase our debt service obligations if such interest rate increases. In addition, the debt instruments governing our indebtedness contain covenants that may restrict our business activities, and our failure to comply with these covenants could result in a default under our indebtedness. Furthermore, we are permitted by the terms of our Junior Subordinated Notes and our other debt instruments to incur additional indebtedness, however, the proceeds of such indebtedness are subject to the limits on restricted payments of the Junior Subordinated Notes. Our inability to generate sufficient cash flow to satisfy our debt obligations, to refinance our debt obligations or to access capital markets or otherwise obtain additional financing on commercially reasonable terms could adversely affect our financial condition, operating results and cash flows. Additionally, our return on investments and available cash flow may be reduced to the extent that changes in market conditions increase the cost of our financing relative to the income that can be derived from the assets acquired.
Our business could be impaired if we are unable to attract and retain qualified personnel.
        We depend on the diligence, experience, skill and network of business contacts of our executive officers and employees for the evaluation, negotiation, structuring and monitoring of our investments and the operation of our business. Additionally, certain of our investment management contracts may be tied to the retention of certain key employees. The management of our investment products is undertaken by our Investment Research, Portfolio Management and Trading teams, consisting of various investment research and portfolio management and trading personnel, none of whom are bound by employment agreements. The loss of a particular member or members of such teams could cause investors in the product to withdraw all or a portion of their investment in the product, and adversely affect the marketing of the product to new investors and the product's performance. In the case of certain CLOs, we can be removed as investment adviser upon the loss of specified key employees. In addition to the loss of specific investment research and portfolio management and trading team members, the loss of one or more members of our senior management involved in supervising the teams and operating our business could have similar adverse effects on our investment products or our business. We have experienced turnover in certain members of our senior management over the past 12 months. If turnover continues, our business and financial performance could be adversely affected.
Accordingly, the inability to attract and retain qualified personnel could affect our ability to provide an acceptable level of service to our clients and take advantage of new opportunities, which could adversely affect our business and financial performance.
For example, on February 25, 2014, Peter Gleysteen resigned as our President and Chief Executive Officer. In connection with Mr. Gleysteen’s resignation, our Board of Directors appointed each of Stephen Vaccaro, our Chief Investment Officer, and Oliver Wriedt, our Head of Capital Markets & Distribution, as Co-Presidents of CIFC. The transition to Co-Presidents could result in disruptions to our operations, and our business and financial performance could be adversely affected.

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
        In connection with our potential investment in and management of new CLOs and other investment products, we expect to enter into warehouse agreements with warehouse providers such as banks or other financial institutions, pursuant to which the warehouse provider will finance the purchase of investments that will be ultimately included in a CLO or other investment product. For CLOs these investments are primarily comprised of SSCLs rated below investment grade. Securities rated below investment grade are often referred to as “leveraged loans” or “high yield” securities, and may be considered “high risk” compared to debt instruments that are rated investment grade. We will typically select the investments in the warehouse subject to the approval of the warehouse provider. If the relevant CLO transaction or other investment product is not issued or consummated, as applicable, the warehouse investments may be liquidated, and we may be required to pay any amount by which the purchase price of the investments exceeds its sale price and may be liable for certain of the expenses associated with the warehouse or planned CLO or other investment product. In addition, regardless of whether the CLO or other investment product is issued or consummated, if any of the warehoused investments are sold before such issuance or consummation, we may have to bear any resulting loss on the sale. The amount at risk in connection with a warehouse agreement will vary and may not be limited to the amount, if any, that we invest in the related CLO or other investment product upon its issuance or consummation, as applicable. Although we would expect to complete the issuance of a particular CLO or other investment product within six to nine months after establishing a related warehouse, we may not be able to complete the issuance within such expected time period or at all.
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
        We operate in an industry that is highly dependent on information systems and technology. We face various security threats, including cyber security attacks to our information technology infrastructure that are intended to gain access to our proprietary information, destroy data or disable, degrade or sabotage our systems. These security threats could originate from a wide variety of sources, including unknown third parties outside the company. Although we have not yet been subject to cyber-attacks or other cyber incidents which, individually or in the aggregate, have materially affected our operations or financial condition, there can be no assurance that the various procedures and controls we utilize to mitigate these threats will be sufficient to prevent disruptions to our systems. If any of these systems do not operate properly or are disabled for any reason or if there is any unauthorized disclosure of data, whether as a result of tampering, a breach of our network security systems, a cyber-incident or attack or otherwise, we could suffer substantial financial loss, increased costs, a disruption of our businesses, liability to our investors, regulatory intervention or reputational damage. In addition, we operate in businesses that are highly dependent on information systems and technology. Our information systems and technology may not continue to be able to accommodate our growth, and the cost of maintaining such systems may increase from its current level. Such a failure to accommodate growth, or an increase in costs related to such information systems, could have a material adverse effect on us.
We depend to a substantial degree on the availability of our office facilities and the proper functioning of our computer and telecommunications systems. Although we have established a significant disaster recovery program, including pursuant to which (i) we have a dedicated offsite location for certain key staff and (ii) data is backed up at a secured off-site locations and is accessible remotely, a disaster, such as water damage to our office, an explosion or a prolonged loss of electrical power, could materially interrupt our business operations and cause material financial loss, regulatory actions, reputational harm or legal liability, which, in turn, could depress our stock price. Additionally, we cannot assure holders of our stock that the cost of maintaining those services and technology will not materially increase from its current level. Such an increase in costs related to these information systems could have a material and adverse effect on us.
DFR Holdings, LLC exercises significant influence over us, including through the ability to elect six members of our Board of Directors.
        As of December 31, 2013, our common stock owned by DFR Holdings, LLC represents over 70% of shares in CIFC on a fully diluted basis. The Third Amended and Restated Stockholders Agreement provides that DFR Holdings has the right to designate six directors to the Board. As a result, the directors elected to the Board by DFR Holdings may exercise significant influence on matters considered by the Board. DFR Holdings may have interests that diverge from, or even conflict with, our interests and those of our other stockholders.

    Other than requirements to support the nomination, election and removal of directors in accordance with the Third Amended and Restated Stockholders Agreement and to support maintaining our status as a "controlled company" under applicable NASDAQ rules, there are no restrictions on DFR Holdings' ability to vote the common stock owned by them. As a result, DFR Holdings, acting alone, would control the outcome of any matter submitted for the vote of our stockholders, including the amendment of our organizational documents, acquisitions or other business combinations involving us and potentially the ability to prevent extraordinary transactions such as a takeover attempt.
        The concentration of ownership may have the effect of delaying, preventing or deterring a change of control of us, may deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our business and may have a material adverse effect on the market price of our common stock.
We have goodwill and other intangible assets that may become impaired and have a material adverse effect on our financial condition and results of operations.
       We have goodwill and intangible assets that are tested for impairment on an annual basis, or when facts and circumstances indicate that impairment may have occurred. If these tests indicate that an asset has been impaired, we will recognize a charge to results of operations, which may have a material adverse effect on our financial condition and results of operations.
We are subject to substantial risk from litigation and potential securities laws liability and may face significant damage to our professional reputation as a result of such allegations and negative publicity associated therewith.
        Many aspects of our business involve substantial risks of litigation and/or arbitration, and from time to time, we are involved in various legal proceedings in the course of operating our business. For example, we are currently involved in a suit by a former employee that alleges, among other things, employment discrimination, sexual harassment, wrongful discharge, fraud, breach of fiduciary duty and various securities law violations. From time to time we, our funds and our portfolio companies have been and may be subject to class action suits by shareholders in public companies that we have agreed to acquire that challenge our acquisition transactions and/or attempt to enjoin them. Please see "Item 3—Legal Proceedings” section for additional discussion of certain proceedings to which we are currently a party. In addition, we may be exposed to liability under federal and state securities laws, other federal and state laws and court decisions, as well as rules and regulations promulgated by the SEC and other regulatory bodies. An adverse resolution of any lawsuit, legal or regulatory proceeding or claim against us could result in substantial costs or reputational harm to us, and have a material adverse effect on our financial performance. In addition to these financial costs and risks, the defense of litigation or arbitration may divert resources and management's attention from operations. Asset managers such as the Advisers also are particularly vulnerable to losing clients because of adverse publicity. Accordingly, allegations or an adverse resolution of any lawsuit, legal or regulatory proceeding or claim against us, could materially harm our financial performance.
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

    In July 2010, the U.S. Congress enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), in part to impose significant investment restrictions and capital requirements on banking entities and other organizations that are significant to U.S. financial markets. For instance, the Dodd-Frank Act imposes significant restrictions on the proprietary trading activities pursuant to the “Volker Rule” and other rules and regulations of certain banking entities and subjects other systemically significant organizations regulated by the U.S. Federal Reserve to increased capital requirements and quantitative limits for engaging in such activities. These rules could adversely affect the availability of warehouse financing, the attractiveness of investments in funds we manage and/or the loan market generally. The Dodd-Frank Act also seeks to reform the asset-backed securitization market (including the CLO market) by requiring the retention of a portion of the credit risk inherent in the pool of securitized assets and by imposing additional registration and disclosure requirements. While the full impact of the Dodd-Frank Act cannot be assessed until implementing regulations are released and fully implemented, the Dodd-Frank Act's extensive requirements may have a significant effect on the financial markets, and may affect our ability to issue new CLOs, which may have an adverse effect on our business.
    Under the U.S. Foreign Account Tax Compliance Act (“FATCA”), all entities in a broadly defined class of foreign financial institutions (“FFIs”), likely impacting CLOs, are required to comply with a complicated and expansive reporting regime or, beginning in 2014, be subject to a 30% United States withholding tax on certain U.S. payments (and beginning in 2017, a 30% withholding tax on gross proceeds from the sale of U.S. stocks and securities) and non-U.S. entities which are not FFIs are required to either certify they have no substantial U.S. beneficial ownership or to report certain information with respect to their substantial U.S. beneficial ownership or, beginning in 2014, be subject to a 30% U.S. withholding tax on certain U.S. payments (and beginning in 2017, a 30% withholding tax on gross proceeds from the sale of U.S. stocks and securities). The reporting obligations imposed under FATCA require FFIs to enter into agreements with the IRS to obtain and disclose information about certain investors to the IRS. In addition, the administrative and economic costs of compliance with FATCA may discourage some foreign investors from investing in CLOs or other funds, which could adversely affect our ability to raise funds from these investors.
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
        As a result of the stock issuance to DFR Holdings in connection with the CNCIM Acquisition and the Merger, we and Legacy CIFC, respectively, each experienced an ownership change under Section 382 and 383 of the Internal Revenue Code of 1986, as amended, which severely limit our ability to use our existing net operating losses ("NOLs") and net capital losses ("NCLs") to offset our taxable income and capital gains. Accordingly, to the extent we have taxable income, we anticipate that we will incur federal corporate income tax liabilities, which may have a significant impact on our results of operations.
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
        As of December 31, 2013 and 2012, we had unrestricted cash and cash equivalents of $25.5 million and $47.7 million, respectively. Cash generated from operations may not provide sufficient liquidity to fund our operations and pay general corporate expenses. Declines in the fair value of our assets may additionally adversely affect our liquidity. If we are unable to maintain adequate liquidity, we may be unable to support our ongoing operations and planned growth, which would have a material adverse effect on our financial condition.
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
        DFR Holdings controls a majority of the voting power of our outstanding common stock. As a result, we elected to qualify as a "controlled company" within the meaning of the corporate governance standards of the NASDAQ rules. Under these rules, a company of which more than 50% of the voting power is held by an individual, group or another company is a "controlled company" and may elect not to comply with certain corporate governance requirements, including:
•the requirement that a majority of our Board consist of independent directors;
•the requirement that we have independent director oversight of executive officer compensation; and
•the requirement that we have independent director oversight of director nominations.
        We have agreed pursuant to the Third Amended and Restated Stockholders Agreement to utilize these exemptions. As a result, our Board does not have a majority of independent directors, and its nominating and corporate governance committee and compensation committee do not consist entirely of independent directors. Accordingly, our stockholders do not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements under the NASDAQ rules.
The market price of our common stock may decline as a result of the exercise of certain registration rights granted to DFR Holdings.
        We are unable to predict the potential effects of the exercise of previously granted registration rights on the trading activity and market price of our common stock. We have granted registration rights to DFR Holdings for the resale of certain shares received by them in the CNCIM Acquisition and the shares of common stock issuable upon conversion of the Convertible Notes. These registration rights would facilitate the resale of such securities into the public market, and any such resale would increase the number of shares of our common stock available for public trading. Sales by DFR Holdings of a substantial number of shares of our common stock in the public market, or the perception that such sales might occur, could have a material adverse effect on the market price of our common stock.
Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties
Our headquarters are located in New York, New York. We lease office space at 250 Park Avenue, 4th Floor, New York, New York 10177. We do not own any real property.
Item 3.    Legal Proceedings

A suit was filed in June 2013 against us (and certain of our affiliates and directors) with the Supreme Court of the State of New York, County of New York, by Nga Tran-Pedretti, a former employee, alleging, among other things, employment discrimination, sexual harassment, wrongful discharge, fraud, breach of fiduciary duty and various securities law violations.  Such suit was removed to the United States District Court in the Southern District of New York on June 25, 2013.  We deny the allegations, intend to defend ourself vigorously, believe that the pending lawsuit is without merit and have filed counterclaims against the plaintiff.

Item 4.    Mine Safety Disclosures
None.

PART II.

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on NASDAQ under the trading symbol "CIFC." Our former ticker symbol was "DFR." As of March 25, 2014, we had approximately1,119 holders of record. This does not include the number of shareholders that hold shares in “street name” through banks or broker-dealers.
The following table sets forth, for the periods indicated, the high and low sales price per share of our common stock as reported on the NASDAQ:

	2013		2012
	High	Low	High	Low
4th Quarter	$8.30	$7.30	$8.00	$6.25
3rd Quarter	$8.37	$6.77	$7.79	$5.89
2nd Quarter	$8.49	$6.60	$7.40	$5.40
1st Quarter	$9.05	$7.10	$6.66	$4.16
Dividends
Dividends per Common Share (declared):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2013	n/a	n/a	$0.10	$0.10
2012	n/a	n/a	n/a	n/a
We paid a $0.10 quarterly dividend during the third and fourth quarter of the year to shareholders of record as of August 27, 2013 and November 25, 2013, respectively. Subsequent to year end, the Board of Directors declared a cash dividend of $0.10 per share. The dividend will be paid on April 25, 2014 to shareholders of record as of the close of business on April 4, 2014.
Dividend distributions will be subject to the restricted payment covenants contained in the indentures governing our Junior Subordinated Notes. See Item 8—"Financial Statements and Supplementary Data—Note 11" for more information regarding the restrictive covenants contained in our Junior Subordinated Notes.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

No common shares were repurchased during the three months ended December 31, 2013.

Equity Compensation Plan Information
The following table sets forth certain information, as of December 31, 2013, regarding our equity compensation plans (1):

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders - stock options	3,879,813	$6.33	222,789
Equity compensation plans approved by security holders - restricted stock units	11,250	n/a	n/a
Total	3,891,063		222,789

Explanatory Note:
_________________________________

(1)	See Item 8—"Financial Statements and Supplementary Data—Note 12" for a summary of our equity compensation plans.

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

Overview

CIFC Corp. (“CIFC” and, together with its subsidiaries, “we” or "us" ) is a Delaware corporation that specializes in originating and managing investment products which have corporate credit obligations, primarily senior secured corporate loans (“SSCLs”), as the primary underlying investments. We manage investments for various types of investors, including pension funds, hedge funds and other asset management firms, banks, insurance companies and other types of institutional investors located across the world. Our asset management subsidiaries include: CIFC Asset Management LLC ("CIFCAM"), Columbus Nova Credit Investments Management LLC (“CNCIM”), CypressTree Investment Management, LLC ("CypressTree") and Deerfield Capital Management LLC ("DCM").
While Collateralized Loan Obligations ("CLOs") comprise the bulk of our assets under management ("AUM"), during the past 18 months, we utilized our expertise as a fundamentals-based, relative value credit asset manager to expand into additional product lines, including managing U.S. corporate credit and credit-based structured products for total return.  At the end of 2013, in addition to managing over 25 CLOs, we now also manage credit funds and separately managed accounts ("SMA", together "other-loan based products") with aggregate AUM greater than $1.0 billion. These credit products are opportunistic investment strategies where we seek to generate both current income and capital appreciation through SSCL investments and, to a lesser extent, other investments. We also manage Collateralized Debt Obligations ("CDOs") which we do not expect to issue in the future. Management internally views the business as one reportable segment.
Investment advisory fees paid to us is our primary source of revenue and are generally paid on a quarterly basis for as long as we manage the products. Investment advisory fees typically consist of management fees based on the amount of assets held in the investment product and, in some cases, incentive fees based on the returns generated for certain investors.
As the manager of these investment products, we generally invest in the investment products we sponsor. In addition, we also invest in SSCLs that we warehouse to launch new CLOs. We earn net investment income and incur gains/losses from these investments.
Executive Overview

2013 was an important year for CIFC as we started repositioning CIFC from a monoline CLO manager to a broad based U.S. credit manager. CIFC now also manages multiple credit funds and separately managed accounts with aggregate AUM of greater than $1.0 billion. During 2013, we invested $25.0 million to seed two new credit funds. We saw growth in all revenue categories, especially incentive fees, which reflects continued strong performance relative to fund return targets, particularly for the CIFC family of CLOs. New CLO issuance has continued at a robust pace while loan-based AUM was relatively flat due to the high runoff rate of legacy CLOs driven by very high loan refinancing volumes and its impact on older, amortizing CLOs and calls.
During the year ended December 31, 2013, we recorded GAAP net income attributable to CIFC Corp. of $23.4 million, compared to $(8.7) million for the prior year. Our Economic Net Income ("ENI") was $41.9 million, compared to $22.2 million for the same period in the prior year. Overall, both our GAAP and ENI performance improved as a result of increased management and incentive fees earnings year over year. Incentive fees increased as (i) we earned 50% of incentive fees realized on legacy CIFC CLOs (previously, all incentive fees were paid to CIFC Parent in connection with the 2011 merger with Legacy CIFC) and (ii) more CLOs reached their incentive hurdles in the current year. Results from the current year included a full year of management fees from CLOs and funds launched since the fourth quarter of 2012. In addition, net interest income increased as we realized more gains from our warehouse investments in the current year. Prior year GAAP net income has been restated to reflect immaterial adjustments identified in the current year. See "Results of Operations" below for additional details.

Market and Economic Conditions

2013 saw leveraged loan issuance surging to record levels supported by CLO issuance, inflows into retail funds and increasing interest from cross-over buyers rotating from high yield and other fixed income products into loans. CLO issuance activity was robust with over 180 deals for over $85 billion in financing capacity, which is the third highest annual volume on record, trailing 2006 at $94 billion and 2007 at $90 billion. Loan retail mutual funds have recorded net inflows at $63 billion, surpassing the previous 2010 high of $18 billion by 3 times. We believe the strong demand for leveraged loans by CLOs and retail investors was driven, among other reasons by the floating rate nature of the asset class, which offers protection to investors in the event of rising interest rates and strong relative returns of the loan asset class.

Recent Developments

On December 18, 2013, DFR Holdings purchased 9,090,909 shares of our outstanding common stock from CIFC Parent Holdings LLC (“CIFC Parent”, a significant stockholder in ours prior to this transaction) as well as 1,000,000 shares of our outstanding common stock and 2,000,000 warrants from an affiliate of General Electric Capital Corporation ("GE Capital"), which represented their entire shareholding in CIFC. Following the transactions, DFR Holdings, on a fully-diluted basis, owns approximately 73% of our shares. In addition, three directors designated by CIFC Parent resigned and were subsequently replaced by three designees of DFR Holdings.

On February 25, 2014, we announced the appointment of  Mr. Stephen Vaccaro, our Chief Investment Officer, and Mr. Oliver Wriedt, our Head of Capital Markets & Distribution, as Co-Presidents of CIFC. Concurrent with the appointments, Peter Gleysteen, formerly our Chief Executive Officer, President and member of our three-person management committee, resigned from such responsibilities but will continue to serve as the Vice Chairman of our Board of Directors and remain actively involved in managing certain legacy CIFC funds.

New Funds—During the fourth quarter of 2013, we launched an open ended credit fund that initially shall invest primarily in second-lien loans (the "Tactical Income Fund") and a structured credit fund that invests primarily in residual tranches of CLOs and, to a lesser extent, warehouses, managed by CIFC (the "Co-Investment Fund"). We invested $25.0 million to seed these two funds.

During the fourth quarter of 2012, we launched an open ended credit fund that invests in U.S. performing senior secured corporate loans ("the "Senior Secured Corporate Loan Fund") to provide capital appreciation and risk-adjusted returns to its investors. Through our investment in the general partner, we held a $10.8 million investment in the fund as of December 31, 2013.

Fee Earning AUM

The following table summarizes the Fee Earning AUM ("Fee Earning AUM" or "AUM"), for which we are paid a management fee, by significant investment product category (1):

	December 31, 2013		December 31, 2012
	Number of Accounts	Fee Earning AUM (2)	Number of Accounts	Fee Earning AUM (2)
		(In thousands)		(In thousands)
Post 2011 CLOs	8	$4,127,951	3	$1,579,558
Legacy CLOs (3)	20	6,811,382	29	9,599,220
Total CLOs	28	10,939,333	32	11,178,778
Other Loan-Based Products (4)	6	1,106,526	3	666,120
Total Loan-Based AUM	34	12,045,859	35	11,844,898
ABS CDOs	8	802,821	10	2,402,088
Corporate Bond CDOs	—	—	4	67,053
Total Fee Earning AUM	42	$12,848,680	49	$14,314,039

Explanatory Notes:
_________________________________

(1)	We do not expect to issue new CDOs in the future. Fee Earning AUM on CDOs is expected to continue to decline as these funds run-off per their contractual terms.

(2)
Fee Earning AUM generally reflects the aggregate principal or notional balance of the collateral and, in some cases, the cash balance held by the CLO as of the date of the last trustee report received for each CLO prior to the respective AUM date.

(3)	Legacy CLOs represent all managed CLOs issued prior to 2011, including CLOs acquired since 2011 but issued prior to 2011.

(4)	Other loan-based products investment advisory fee structures vary by fund and may not be similar to a CLO.

Fee Earning AUM activity for the years ended December 31, 2013 and 2012 are as follows:

	For the Years Ended December 31,
	2013	2012
	(In thousands)
Total loan-based AUM - Beginning Balance	$11,844,898	$10,628,504
CLO New Issuances	2,530,869	1,579,558
CLO Acquisitions	—	718,583
CLO Principal Paydown	(2,013,497)	(760,289)
CLO Calls, Redemptions and Sales	(681,167)	(936,009)
Fund Subscriptions	494,161	713,889
Fund Redemptions	(10,354)	(121,624)
Other (1)	(119,051)	22,286
Total loan-based AUM - Ending Balance	12,045,859	11,844,898
Total CDOs - Ending Balance	802,821	2,469,141
Total Fee Earning AUM - Ending Balance	$12,848,680	$14,314,039

Explanatory Note:
_________________________________
(1)     Other includes changes in collateral balances of CLOs between periods and market value changes in certain other loan-based products.

During the year ended December 31, 2013, total AUM decreased by $1.5 billion. AUM from CDOs decreased by $1.7 billion due to run-offs and redemptions which was partially offset by the increases in loan-based AUM of $0.2 billion. During the year, we sponsored the issuance of five CLOs, entered into management agreements for two SMAs, launched two credit funds and increased subscriptions to an existing credit fund, increasing total AUM by approximately $3.0 billion. New AUM was offset by calls and redemptions of nine CLOs and declines in AUM for certain Legacy CLOs, aggregating $2.7 billion, which have reached the end of their contractual reinvestment periods, after which capital is returned to investors as the loan assets underlying the CLOs repay principal.

Most of the CLOs and CDOs we manage and issued prior to 2011 have passed their first optional call date and are generally callable by their subordinated note holders, subject to satisfaction of certain conditions. As expected, CDO AUM continued to decline during the year ended December 31, 2013. We do not expect to sponsor new CDOs and expect CDO AUM to continue to decline going forward as these funds run-off per their contractual terms.

The structure of the CLOs we manage affects the investment advisory fees paid to us. The following table summarizes select details of the structure of each of the CLOs we manage:

	Issuance Date	December 31, 2013 Fee Earning AUM	First Optional Call Date (1)	Termination of Reinvestment Period (2)	Maturity Year (3)
	Month/Year	(In thousands)	Month/Year
Post 2011 CLOs
CIFC Funding 2011-I, Ltd.	01/12	$403,553	01/14	01/15	2023
CIFC Funding 2012-I, Ltd.	07/12	453,432	08/14	08/16	2024
CIFC Funding 2012-II, Ltd.	11/12	732,391	12/14	12/16	2024
CIFC Funding 2012-III, Ltd.	01/13	503,348	01/15	01/17	2025
CIFC Funding 2013-I, Ltd.	03/13	504,687	04/15	04/17	2025
CIFC Funding 2013-II, Ltd.	06/13	626,520	07/15	07/17	2025
CIFC Funding 2013-III, Ltd.	09/13	402,329	10/15	10/17	2025
CIFC Funding 2013-IV, Ltd.	11/13	501,691	11/15	11/17	2024
Total Post 2011 CLOs		4,127,951
Legacy CLOs
Navigator 2005 CLO, Ltd. (4)	07/05	53,592	10/11	10/11	2017
Marquette Park CLO Ltd.	12/05	100,745	04/10	01/12	2020
Bridgeport CLO Ltd.	06/06	446,546	10/09	07/13	2020
CIFC Funding 2006-I, Ltd.	08/06	292,769	10/10	10/12	2020
Columbus Nova 2006-I, Ltd.	08/06	341,145	10/09	10/12	2018
Navigator 2006 CLO, Ltd. (4)	09/06	319,387	09/10	09/13	2020
CIFC Funding 2006-I B, Ltd.	10/06	252,818	12/10	12/12	2020
Burr Ridge CLO Plus Ltd.	12/06	266,176	06/12	03/13	2023
CIFC Funding 2006-II, Ltd.	12/06	455,146	03/11	03/13	2021
Columbus Nova 2006-II, Ltd.	12/06	439,430	02/10	02/13	2018
Hewett's Island CLO V, Ltd.	12/06	166,506	12/09	12/12	2018
CIFC Funding 2007-I, Ltd.	02/07	394,455	05/11	11/13	2021
CIFC Funding 2007-II, Ltd.	03/07	587,805	04/11	04/14	2021
Columbus Nova 2007-I, Ltd.	03/07	373,868	05/10	05/13	2019
Hewett's Island CLO VI, Ltd.	05/07	215,189	06/10	06/13	2019
Schiller Park CLO Ltd.	05/07	383,303	07/11	04/13	2021
Bridgeport CLO II Ltd.	06/07	489,553	12/10	09/14	2021
CIFC Funding 2007-III, Ltd.	07/07	435,544	07/10	07/14	2021
Primus CLO II, Ltd.	07/07	364,645	10/11	07/14	2021
Columbus Nova 2007-II, Ltd.	11/07	432,760	10/10	10/14	2021
Total Legacy CLOs		6,811,382
Total CLOs		$10,939,333
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

(3)	Represents the contractual maturity of the CLO. Generally, the actual maturity of the deal is expected to occur in advance of contractual maturity.

(4)	Represents acquisition of rights to manage these CLOs through the completion of the GECC transaction. See "Item 8 - Consolidated Financial Statements - Note 4" for further details.

Results of Consolidated Operations

The Consolidated Financial Statements include the financial statements of our wholly owned subsidiaries, the entities in which we have a controlling interest ("Consolidated Funds") and variable interest entities ("VIEs" or "Consolidated VIEs") for which we are deemed to be the primary beneficiary (together the "Consolidated Entities"). Consolidated VIEs includes certain CLOs, CDOs and other entities we manage. The following table presents our comparative Consolidated Statements of Operations for the years ended December 31, 2013 and 2012:

	For the Years Ended December 31,		2013 vs. 2012
	2013	2012	Variance	% Variance
	(In thousands, except share and per share amounts)
Revenues
Investment advisory fees	$8,400	$10,696	$(2,296)	(21)%
Net investment income	333	226	107	47%
Total net revenues	8,733	10,922	(2,189)	(20)%
Expenses
Compensation and benefits	30,339	22,945	7,394	32%
Professional services	5,277	6,221	(944)	(15)%
General and administrative expenses	7,707	6,096	1,611	26%
Depreciation and amortization	15,541	17,931	(2,390)	(13)%
Impairment of intangible assets	3,106	1,771	1,335	75%
Restructuring charges	—	5,877	(5,877)	(100)%
Total expenses	61,970	60,841	1,129	2%
Other Income (Expense) and Gain (Loss)
Net gain (loss) on investments at fair value	1,822	2,308	(486)	(21)%
Net gain (loss) on contingent liabilities at fair value	1,644	(11,452)	13,096	n/m
Corporate interest expense	(5,865)	(5,912)	47	(1)%
Net gain on the sale of management contract	1,386	5,772	(4,386)	(76)%
Strategic transactions expenses	—	(657)	657	(100)%
Other, net	(2)	(421)	419	(100)%
Net other income (expense) and gain (loss)	(1,015)	(10,362)	9,347	90%
Operating income (loss)	(54,252)	(60,281)	6,029	10%

Net results of Consolidated Entities	169,869	(168,380)	338,249	n/m
Income (loss) before income taxes	115,617	(228,661)	344,278	(151)%
Income tax (expense) benefit (1)	(18,782)	(10,750)	(8,032)	75%
Net income (loss) (1)	96,835	(239,411)	336,246	n/m
Net (income) loss attributable to noncontrolling interest in Consolidated Entities	(73,464)	230,712	(304,176)	(132)%
Net income (loss) attributable to CIFC Corp. (1)	$23,371	$(8,699)	$32,070	(369)%
Earnings (loss) per share (1):
Basic	$1.12	$(0.43)	$1.55	n/m
Diluted	$0.98	$(0.43)	$1.41	n/m
Weighted-average number of shares outstanding:
Basic	20,800,580	20,355,807	444,773	2%
Diluted	25,737,363	20,355,807	5,381,556	26%

Explanatory Note:
______________________________

(1)	Amounts in the prior year have been restated to reflect immaterial adjustments identified in the current year. See Item 8—"Financial Statements and Supplementary Data—Note 19" for additional details.

Net income (loss) attributable to CIFC Corp. was $23.4 million, or $0.98 per fully diluted share for the year ended December 31, 2013, compared to $(8.7) million, or $(0.43) per fully diluted share, in the prior year. Net income (loss) attributable to CIFC Corp. increased by $32.1 million from the prior year predominantly due to the following net results:

Total Net Revenues—GAAP net revenues includes investment advisory fees from unconsolidated CLOs, CDOs and other loan-based products. Total net revenues decreased $2.2 million or (20)% from the same period of the prior year as certain unconsolidated CLOs and CDOs have reached the end of their contractual reinvestment periods thereby reducing AUM and its related investment advisory fees. This decrease is slightly offset by the increase in other-loan based product advisory agreements recognized during the current year as AUM from these products has increased during 2013.

Total Expenses—Total expenses increased $1.1 million or 2% year over year primarily due to increases in Compensation and benefits, General and administrative expenses and Impairments of intangible assets. These decreases were partially offset by lower Restructuring costs, Depreciation and amortization expenses and Professional services.

Compensation and benefits increased by $7.4 million or 32% from the prior year. The increase of compensation related to (i) the accelerated vesting of stock option awards for our CEO which resulted in an additional $1.8 million of compensation and benefits expense recognized during the current year, (ii) additional amortization of stock options granted during 2012, (iii) the amortization and re-measurement of the profits interests granted in 2011 by CIFC Parent to our employees and (iv) the payment of a percentage of incentive fees earned on CLOs in accordance to employment agreements with certain former employees. In addition, compensation and benefits increased as a result of an overall increased headcount to support the continued growth and diversification of the business.

In addition, General and administrative expenses increased year over year due to increase in (i) investment related subscription services, (ii) marketing costs from additional marketing efforts and (iii) other general and administrative costs to support our overall growth.

During the current year, we fully impaired intangible assets related to CLO management contracts where the holders exercised their rights to call the CLO and when the carrying value attributable to non-core CDOs were no longer deemed recoverable. Non-core CDOs are expected to continue to decline as the funds run-off per their contractual terms. In the prior year, we fully impaired intangible assets associated with the Primus CLO I, Ltd. management contract where the holders exercised their rights to call the CLO for redemption. In addition, the prior year full impairment of intangibles resulted in a reduction of Depreciation and amortization expense by $2.4 million.

During 2012, restructuring charges included the termination of our Rosemont, Illinois lease related to the consolidation of operations at our corporate headquarters in New York, the disposal of the related fixed assets from the lease termination and additional severance costs from the final integration of management teams after the April 13, 2011 merger with Legacy CIFC.

Professional services decreased year over year due to an overall reduction in the use of external consultants as we hired personnel to perform these services.

Net other income (expense) and gain (loss)—Total Net other expense and loss decreased by $9.3 million or 90% year over year, primarily due to significant decrease in losses on contingent liabilities at fair value. During 2012, we recognized $11.5 million of losses from contingent liabilities as market conditions indicated a better performance on legacy CIFC CLOs subject to fee sharing arrangements. These increases were slightly offset by decrease in gains we recognized from the sale of management contracts as we sold our rights to manage Gillespie during 2012 (see “Item 8-Notes to Consolidated Financial Statements-Note 9”).

Net results of Consolidated Entities attributable to CIFC Corp.—The table below represents our share in the net results of the Consolidated Entities and a reconciliation to the characteristics of these results:

	For the Years Ended December 31,		2013 vs. 2012
	2013	2012	Variance	% Variance
	(In thousands)
Net results of Consolidated Entities	169,869	(168,380)	338,249	n/m
Net (income) loss attributable to noncontrolling interest in Consolidated Entities	(73,464)	230,712	(304,176)	(132)%
Net results of Consolidated Entities attributable to CIFC Corp.	$96,405	$62,332	$34,073	55%

Characteristics of net results of Consolidated Entities attributable to CIFC Corp:
Consolidated Entities investment advisory fees	$82,317	$51,657	$30,660	59%
Consolidated Entities net investment income	14,088	10,675	3,413	32%
Net results of Consolidated Entities attributable to CIFC Corp.	$96,405	$62,332	$34,073	55%

Net results of Consolidated Entities attributable to CIFC Corp. includes our portion of the Consolidated Entities' (including our Consolidated VIEs, or CLOs and warehouses) operating results. During the years ended December 31, 2013 and 2012, we recognized $96.4 million and $62.3 million, respectively, of Consolidated Entities' investment advisory fees and net investment interest income related to our investments in the equity of CLOs we manage (see  below - Consolidated VIEs for further details).

The $34.1 million increase in Net results of Consolidated Entities attributable to CIFC Corp. was primarily due to an increase in Consolidated Entities' incentive fees as (i) more CLOs reached their incentive fee hurdles as compared to the same period of the prior year and (ii) during the second quarter of 2013, we began realizing 50% of incentive fees earned on our legacy CIFC CLOs acquired through the Merger in April 2011. In the prior year, all incentive fees were paid to the seller. In addition, net investment income increased as we realized more gains from our warehouse investments in the current year.

Income tax expense/benefit—The following table summarizes our tax position:

	For the Year Ended December 31,
	2013	2012
	(In thousands)
Income (loss) before income taxes	$115,617	$(228,661)
Income tax expense (1)	$18,782	$10,750
Effective income tax rate (1)	16.25%	4.70%

Explanatory Note:
______________________________

(1)	Amounts in the prior year have been restated to reflect immaterial adjustments identified in the current year. See Item 8—"Financial Statements and Supplementary Data—Note 19" for additional details.

The income tax expense increased by $8.0 million from the prior year. During the years ended December 31, 2013 and 2012, the effective tax rate was 16.25% and 4.70%, respectively. For both years, the effective tax rate differed from the statutory rate of 35% primarily due to the impact of the Consolidated VIEs noncontrolling interest income (loss), which has been included in our pre-tax income (loss) but is not taxable to CIFC, state income taxes, certain discrete and permanent items, including fair value changes of certain contingent liabilities related to the Merger.

Economic Net Income "ENI" (Non-GAAP Measures)

ENI is a non-GAAP financial measure of profitability which we use in addition to GAAP Net income attributable to CIFC Corp. to measure the performance of our core business (excluding non-core products). We believe ENI reflects the nature and substance of the business, the economic results driven by investment advisory fee revenues from the management of client funds and earnings on our investments. ENI presents investment advisory fee revenues net of (i) any fee-sharing arrangements primarily resulting from mergers or acquisitions and (ii) revenues attributable to non-core investment products. In addition, ENI represents net income (loss) attributable to CIFC Corp. before taxes, gains (losses) on disposition(s) attributable to non-core assets, a portion of non-cash compensation related to profits interests granted by CIFC Parent in June 2011 (a significant stockholder prior to December 18, 2013 - See Item 8 - "Consolidated Financial Statements - Note 15"), amortization and impairments of intangible assets, gains/(losses) on derivatives and contingent liabilities and certain non-recurring operating expenses and strategic transaction expenses (such as those associated with mergers and acquisitions).

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

	For the Years Ended December 31,
	2013	2012
	(in thousands)
GAAP Net income (loss) attributable to CIFC Corp. (1)	$23,371	$(8,699)
Reconciling and non-recurring items:
Advisory fee sharing arrangements (2)	(15,744)	(10,193)
Advisory fees attributable to non-core funds (3)	(3,139)	(3,168)
Compensation costs (4)	3,767	2,135
Insurance settlement received	—	(657)
Amortization and impairment of intangibles	17,913	19,213
Restructuring charges	—	5,877
Net (gain)/loss on contingent liabilities, derivatives and other (5)	(1,644)	12,041
Strategic transactions expenses (6)	—	657
Gain on sales of contracts (7)	(1,386)	(5,772)
Income tax expense (benefit) (1)	18,782	10,750
Total reconciling and non-recurring items (1)	18,549	30,883
ENI	$41,920	$22,184

Explanatory Notes:
______________________________

(1)	Amounts in the prior year have been restated to reflect immaterial adjustments identified in the current year. See Item 8—"Financial Statements and Supplementary Data—Note 19" for additional details.

(2)
We share advisory fees on certain of the CLOs we manage (for example, advisory fees on certain acquired funds are shared with the party that sold the funds to us). Investment advisory fees are presented on a gross basis for GAAP and on a net basis for Non-GAAP ENI.

(3)	Current year ENI calculation includes the reduction attributable to non-core advisory fees. Prior year ENI calculation has been adjusted to conform with the current year's calculation.

(4)
Compensation has been adjusted for non-cash compensation related to profits interests granted to CIFC employees by CIFC Parent Holdings LLC (a significant stockholder in us prior to December 18, 2013) in 2011 and in 2013 sharing of incentive fees with certain former employees established in connection with our acquisition of certain CLOs from Columbus Nova Credit Investments Management LLC (“CNCIM Acquisition”).

(5)	Adjustment primarily includes the elimination of gains (losses) on contingent liabilities during the respective periods.

(6)	These expenses relate to a transaction enter into a strategic relationship with an affiliate of General Electric Capital Corporation (“GE Capital”).

(7)	In January 2012, we completed the sale of our right to manage Gillespie CLO PLC. We recognized additional gains from contingent payments collected during 2013.

The following table presents our components of ENI for the years ended December 31, 2013 and 2012:

	For the Years Ended December 31,
			2013 vs. 2012
	2013	2012	Variance	% Variance
	(in thousands)
Adjusted revenues
Investment advisory fees (1)	$71,834	$48,992	$22,842	47%
Net investment income	16,243	13,377	2,866	21%
Total adjusted net revenues (2)	88,077	62,369	25,708	41%

Adjusted expenses
Compensation and benefits	26,572	20,810	5,762	28%
Professional services	5,277	6,878	(1,601)	(23)%
General and administrative expenses	7,707	6,096	1,611	26%
Depreciation and amortization	734	489	245	50%
Corporate interest expense	5,865	5,912	(47)	(1)%
Other, net	2	—	2	100%
Total adjusted expenses (3)	46,157	40,185	5,972	15%

ENI	$41,920	$22,184	$19,736	89%

Explanatory Note:
______________________________

(1)	See Adjusted investment advisory fees table below for details of revenue components.

(2)
For the years ended December 31, 2013 and 2012, total adjusted net revenues includes GAAP Net revenues of $8.7 million and $10.9 million, respectively, GAAP Net gains (losses) on investments at fair value of $1.8 million and $2.3 million, respectively, GAAP Net results from Consolidated Entities of $169.9 million and $(168.4) million, respectively, GAAP Net (income) loss attributable to noncontrolling interest in Consolidated Entities of $(73.5) million and $230.7 million, respectively, and adjusted for advisory fees attributable to fee sharing of $15.7 million and $10.2 million, respectively, and non-core products of $3.1 million and $3.2 million, respectively. In addition, for the year ended December 31, 2012, total adjusted net revenues includes other of $0.2 million.

(3)
For the years ended December 31, 2013 and 2012, total adjusted expenses includes GAAP total expenses of $62.0 million and $60.8 million, respectively, corporate interest expense of $5.9 million and $5.9 million, respectively, other gains of $2.0 thousand and $0, respectively, and excludes certain compensation costs of $3.8 million and $2.1 million, respectively, and amortization and impairment of intangible assets of $17.9 million and $19.2 million, respectively. In addition, for the year ended December 31, 2012, total adjusted expenses includes professional fees of $0.7 million and excludes restructuring charges of $5.8 million.

The following table presents our components of investment advisory fees as adjusted for ENI for the years ended December 31, 2013 and 2012:

	For the Years Ended December 31,		2013 vs. 2012
	2013	2012	Variance	% Variance
	(In thousands)
Senior management fees	$19,998	$16,783	$3,215	19%
Subordinated management fees	33,861	29,533	4,328	15%
Incentive management fees	16,272	2,490	13,782	553%
Subtotal	$70,131	$48,806	21,325	44%
Other loan-based products	1,703	186	1,517	816%
Total adjusted investment advisory fee revenues	$71,834	$48,992	$22,842	47%

Adjusted Investment Advisory Fees—Total adjusted advisory fee revenue increased year over year by $22.8 million or 47% primarily as a result of an increase in incentive fees. Incentive fees increased as (i) more CLOs reached their incentive fee hurdles as compared to the prior year and (ii) during the second quarter of 2013, we began earning 50% of incentive fees realized from the legacy CIFC CLOs acquired through the Merger. All prior year incentive fees earned were shared with the seller (see also Contingent Liabilities and Other Commitments below for further details). Senior and subordinated management fees also increased as the current year included a full year of results from CLOs sponsored and acquired since the fourth quarter of 2012. These increases were offset by principal paydowns, calls and redemptions of certain legacy CLOs.

Adjusted net investment income—The following table presents our components of net investment income as adjusted for ENI for the years ended December 31, 2013 and 2012:

	For the Years Ended December 31,
	2013	2012	Variance	% Variance
	(In thousands)
Adjusted Net Investment Income
CLO Funds	$5,531	$9,576	$(4,045)	(42)%
Warehouse	8,398	1,533	6,865	448%
Loans	990	2,207	(1,217)	(55)%
Other-loan based products	1,324	61	1,263	2,070%
Total adjusted net investment income	$16,243	$13,377	$2,866	21%

Total adjusted net investment income increased year over year by $2.9 million or 21%. We recognized adjusted net investment income from six warehouse investments during 2013 compared to two warehouse investments during 2012. These increases were slightly offset by total net unrealized losses on our CLO investments due to the changes in CLO residual interest prices during the years.

Adjusted expenses—Total adjusted expenses increased year over year by $6.0 million or 15% primarily due to an increase in adjusted compensation and benefits and adjusted general and administrative costs. These increases were slightly offset by a decrease in professional services. In connection with the DFR Holdings purchase transaction, on December 18, 2013, we entered into a multi-year employment contract with Peter Gleysteen, pursuant to which Mr. Gleysteen agreed to serve as Vice Chairman of our Board of Directors and will be actively involved in managing certain of our legacy CLOs. The agreement provided for the acceleration of the vesting of Mr. Gleysteen's stock option awards, which resulted in an additional $1.8 million of non-cash compensation and benefits expense recognized during the current year. In addition, adjusted compensation and benefits increased as a result of additional amortization of stock options granted during 2012 and an overall increased headcount to support the continued growth and diversification of the business.

General and administrative expenses increased year over year due to increase in (i) investment related subscription services, (ii) marketing costs from additional marketing efforts and (iii) other general and administrative costs to support our overall growth.

Professional services decreased year over year due to an overall reduction in the use of external consultants as we hired personnel to perform these services.

Liquidity and Capital Resources

The table below is a reconciliation of selected cash flows data for the year ended December 31, 2013 from GAAP to Non-GAAP:

	For the Year Ended December 31, 2013
(In thousands)	GAAP	Consolidation Adjustments	Deconsolidated Non-GAAP
Cash and Cash Equivalents, Beginning	$47,692	$—	$47,692

Net cash provided by/(used in) Operating Activities	(1,053,787)	1,085,481	31,694
Net cash provided by/(used in) Investing Activities	355,178	(389,523)	(34,345)
Net cash provided by/(used in) Financing Activities	676,411	(700,090)	(23,679)
Net cash provided by/(used in) Other	3	—	3
Net change in Cash and Cash Equivalents	(22,195)	(4,132)	(26,327)

Cash and Cash Equivalents, End	$25,497	$(4,132)	$21,365

As of December 31, 2013, total cash and cash equivalents decreased by $22.2 million to $25.5 million from $47.7 million as of December 31, 2012. For the year ended December 31, 2013, cash flows from operations provided net cash proceeds of $31.7 million. We invested $25.0 million to seed two credit funds and $9.6 million was the increase in net investment activity in CIFC managed CLO equity, warehouses and funds during the year. In addition, $19.2 million was used to pay down contingent liabilities (related to fee sharing arrangements) and deferred purchase payments, and $4.2 million was used to pay dividends.
Our investments as of December 31, 2013 and 2012 are as follows:

Non-GAAP (1)	December 31, 2013	December 31, 2012
CIFC Managed CLO Equity (Residual Interests)	$44,292	$47,454
Warehouses (2)	32,529	26,723
Other loan-based products (3)	36,310	5,058
Total	$113,131	$79,235

Explanatory Notes:
________________________________

(1)	Pursuant to GAAP, investments in consolidated CLOs, warehouses and certain other loan-based products are eliminated from "Investments at fair value" on our Consolidated Balance Sheets.

(2)
From time to time, the Company establishes “warehouses”, entities designed to accumulate investments in advance of sponsoring new CLOs or other funds managed by the Company.  To establish a warehouse, the Company contributes equity capital to a newly formed entity which is typically levered (three to five times) and begins accumulating investments.  When the related CLO or fund is sponsored, typically three to nine months later, the warehouse is “terminated”, with it concurrently repaying the related financing and returning to the Company its equity contribution, net of gains and losses, if any.

(3)
Investments in other loan-based products includes $30.0 million to seed three credit funds, of which $25.0 million seeded two funds in 2013. As of December 31, 2013 and 2012, $16.9 million and $5.1 million, respectively, of our investments in funds was not consolidated and included on our Consolidated Balance Sheets.

Other Sources and Uses of Funds

Deferred Purchase Payments—In April 2011, we entered into a merger (the "Merger") with Legacy CIFC. As a result of the Merger, Legacy CIFC became CIFCAM, a wholly-owned subsidiary of CIFC. The consideration for the Merger includes the payment to CIFC Parent of $7.5 million of cash payable in three equal installments of $2.5 million (subject to certain adjustments). As of December 31, 2013, no remaining amounts outstanding under this agreement.

In March 2010, we entered into an acquisition and investment agreement with DFR Holdings and CNCIM pursuant to which we agreed to acquire all of the equity interests in CNCIM from DFR Holdings. The consideration for the acquisition includes deferred purchase payments totaling $7.5 million in cash payable in five equal annual installments beginning in December 2010. The remaining installment of $1.5 million is payable on December 9, 2014.

During the years ended December 31, 2013 and 2012, we made deferred purchase payments of $4.0 million for both years, respectively. As of December 31, 2013 and 2012, the fair value of the remaining deferred purchase payments of $1.2 million and $4.8 million, respectively, was included in the Consolidated Balance Sheets.

Contingent Liabilities at Fair Value—In addition to the consideration paid at Merger date, we were required to pay CIFC Parent a portion of incentives earned on six CLOs managed by CIFCAM (the "Legacy CIFC CLOs"). The terms of these payments were as follows: (i) the first $15.0 million of incentive fees received, (ii) 50% of any incentive fees in excess of $15.0 million in aggregate received from the Legacy CIFC CLOs by the combined company over ten years from April 13, 2011 (the "Merger Closing Date") and (iii) payments relating to the present value of any such incentive fees from the Legacy CIFC CLOs that remain payable to the combined company after the tenth anniversary of the Merger Closing Date.

During the years ended December 31, 2013 and 2012, we made total payments of $12.5 million and $6.1 million related to these contingent liabilities. In addition, during the year ended December 31, 2013, we made our last payment to fulfill its obligation under (i) above. Accordingly, as of December 31, 2013, there are no remaining payments under item (i) and we made cumulative payments of $6.5 million under item (ii) to date.

In addition, we also assumed contingent liabilities during the Merger that primarily represent contingent consideration related to Legacy CIFC’s acquisition of CypressTree in December 2010. The assumed contingent liabilities are based on a fixed percentage of certain advisory fees from the CypressTree CLOs. These fixed percentages vary by CLO. From Merger date to June 2013 the minimum fixed percentage was 55%, and effective July 2013, the minimum fixed percentage was 39%. During the years ended December 31, 2013 and 2012, we made payments of $2.6 million and $10.8 million related to these contingent liabilities.  In addition, during the years ended ended December 31, 2013 and 2012, we made earn-out payments which reduced the required future payments of $0.3 million and $6.2 million, respectively.

Income Taxes—In general, an ownership change (as defined in Sections 382 and 383 of the Internal Revenue Code of 1986, as amended) would occur if shareholders owning 5% or more of our stock increased their percentage ownership (by value) in us by 50% or more, as measured generally over a rolling three year period beginning with the last Ownership Change. These provisions can be triggered by new issuances of stock, merger and acquisition activity or normal market trading.

We experienced an ownership change on June 9, 2010 as a result of the acquisition of CNCIM and on the April 13, 2011 Merger with Legacy CIFC causing a limitation on the annual use of our NOLs, NCLs, and certain recognized built-in losses. The annual limitation amount is approximately $1.3 million resulting from the June 9, 2010 ownership change. The Merger resulted in an annual limitation of approximately $9.5 million. However, as of December 31, 2012, the combined federal NOL carryforwards related to Legacy CIFC were fully utilized. We also experienced a potential change of ownership for tax purposes on December 20, 2013 as a result of DFR Holdings acquisition of all of our common stock that was previously held by CIFC Parent. We do not anticipate further restrictions to the Section 382 limitation resulting from this transaction. As a result, these benefits limited our ability to reduce cash taxes in 2013. During the years ended December 31, 2013 and 2012, we paid incomes taxes of $24.3 million and $1.6 million, respectively.

Long-Term Debt—The following table summarizes our long-term debt:

	December 31, 2013			December 31, 2012
	Carrying Value	Current Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Carrying Value	Current Weighted Average Borrowing Rate	Weighted Average Remaining Maturity
	(In thousands)		(In years)	(In thousands)		(In years)
Recourse debt:
March Junior Subordinated Notes (1)	$95,000	1.00%	21.8	$95,000	1.00%	22.8
October Junior Subordinated Notes (2)	25,000	3.73%	21.8	25,000	3.81%	22.8
Total Subordinated Notes Debt	$120,000	1.57%	21.8	$120,000	1.59%	22.8

Convertible Notes (3)	$19,164	10.00%	3.9	$18,233	9.00%	4.9
Total recourse debt	$139,164			$138,233

Non-recourse Consolidated Entities' debt:
Consolidated CLOs (4)	$10,336,453	1.43%	8.3	$9,325,982	1.16%	8.1
Warehouses (5)	148,522	1.30%	n/m	270,452	2.12%	n/m
Total non-recourse Consolidated Entities' debt	$10,484,975	1.43%	8.2	$9,596,434	1.19%	7.9
Total long-term debt	$10,624,139			$9,734,667

Explanatory Notes:
________________________________

(1)	March Junior Subordinated Notes bear interest at an annual rate of 1% through April 30, 2015 and 3 month LIBOR plus 2.58% thereafter until maturity, October 30, 2035.

(2)	October Junior Subordinated Notes bear interest at an annual rate of 3 month LIBOR plus 3.50% and mature on October 30, 2035.

(3)
As of December 31, 2013 and 2012, Convertible Notes were recorded net of a discount of $5.8 million and $6.8 million, respectively and paid interest at the stated rates of 10.00% and 9.00%, respectively. Including the discount, the effective rate of interest is 18.14% for both periods.

(4)
Long-term debt of the Consolidated CLOs is recorded at fair value. The subordinated notes of Consolidated CLOs do not have a stated interest rate, and are therefore excluded from the calculation of the weighted average borrowing rate. As of December 31, 2013 and 2012, the par value of the Consolidated CLOs long-term debt (including subordinated notes) was $10.9 billion and $9.8 billion, respectively.

(5)
Long-term debt of warehouses not held by us is recorded at fair value. The fair value excludes the preferred shares of Warehouse(s) outstanding as of each respective period not held by us, which have a par value of $67.5 million and $25.6 million as of December 31, 2013 and 2012, respectively. They do not have a stated interest rate and are excluded from the calculation of the weighted average borrowing rate.

Junior Subordinated Notes—The $95.0 million aggregate principal amount of junior subordinated notes (the "March Junior Subordinated Notes") are governed by a junior subordinated indenture (the "March Note Indenture"), dated March 4, 2010, between us and The Bank of New York Mellon Trust Company, National Association, as trustee. The $25.0 million aggregate principal amount of junior subordinated notes (the "October Junior Subordinated Notes") are governed by a junior subordinated indenture (the "October Note Indenture"), dated October 20, 2010, between us and The Bank of New York Mellon Trust Company, National Association, as trustee. The covenants contained in the March Note Indenture and October Note Indenture (together, the "Note Indentures") contain certain restrictive covenants including (i) a requirement that all asset management activities to be conducted by CIFC Corp. and our subsidiaries, and which permits us to sell equity and material assets of DCM only if all investment advisory fees and proceeds from equity and asset sales are subject to the limits on restricted payments set forth in the Note Indentures, (ii) a debt covenant that permits CIFC Corp. and DCM to incur indebtedness only if the proceeds of such indebtedness are subject to the limits on restricted payments set forth in the Note Indentures and (iii) a restricted payments covenant that restricts our ability to pay dividends or make distributions in respect of our equity securities, subject to a number of exceptions and conditions.
Convertible Notes—The $25.0 million aggregate principal amount of Convertible Notes are held by a related party, DFR Holdings, and are convertible into 4,132,231 shares of common stock (as such amount may be adjusted in certain events or increased in connection with the payment of interest-in-kind ("PIK Interest")) at an initial conversion price of $6.05 per share, subject to adjustment. The Convertible Notes will mature on December 9, 2017. Interest is paid in cash at a per annum rate, currently at 10% and will increase to 11% on June 9, 2014; provided, that we may, at our sole discretion and upon notice to the holders of the Convertible Notes, elect to pay up to 50% of the interest payment due to any holder of the Convertible Notes in PIK Interest, subject to certain conditions.
The Convertible Notes are redeemable at our option at a price equal to 100% of their principal amount, plus, if the redemption occurs prior to June 9, 2014, an amount equal to 50% of the then outstanding interest rate multiplied by the outstanding principal amount.  The Convertible Notes are redeemable at our option on or after June 9, 2014 without prepayment penalty.
The Convertible Notes Agreement contains customary events of default and covenants including (i) that we will not, and will not permit any of our subsidiaries to, incur any indebtedness that is contractually subordinated in right of payment to other indebtedness unless such indebtedness is also contractually subordinated in right of payment to the Convertible Notes on substantially similar terms; (ii) that we will not consolidate or merge with or into another person or sell, transfer or otherwise dispose of all or substantially all of our assets to another person unless certain conditions are satisfied; (iii) that, upon a change of control, we will offer to repurchase all or any part of the Convertible Notes of each holder of Convertible Notes at a purchase price in cash equal to 100% of the aggregate principal amount of the Convertible Notes repurchased, plus accrued and unpaid interest; and (iv) that we will use commercially reasonable efforts to keep the Conversion Shares listed on the NASDAQ Stock Market or another securities exchange on which our common stock is listed or quoted.

Lease Commitments—In July 2012, we entered into a lease agreement for our corporate headquarters (the "Lease"), which had a term of 10.5 years. The future minimum commitments under our lease agreement are as follows:

(In thousands)
2014	$1,607
2015	1,607
2016	1,607
2017	1,607
2018	1,680
Thereafter	7,010
$15,118

Share Repurchase Program—During the year ended December 31, 2013, we repurchased 34,995 common shares in open-market transactions for an aggregate cost of $0.3 million with an average price per share of $7.16. As of December 31, 2013, we were authorized to repurchase up to $5.4 million of our common stock under the share repurchase program approved by the Board of Directors (the "Board").

On March 29, 2012, the Board approved a $10.0 million share repurchase program. The share repurchase program does not have an expiration date. During the year ended December 31, 2012, we repurchased 661,076 common shares in open-market transactions for an aggregate cost of $4.4 million with an average price per share of $6.60. During the same year, the Board authorized the constructive retirement of 565,627 treasury shares with an aggregate cost of $3.7 million. As a result, the cost of the shares constructively retired was reclassified from "Treasury stock" to "Additional paid-in capital" on the Consolidated Balance Sheet.

Consolidated VIEs—Although we consolidate all the assets and liabilities of the Consolidated VIEs (includes the Consolidated CLOs, CDOs and warehouses), our maximum exposure to loss is limited to our investments and beneficial interests in the Consolidated VIEs and the receivables of management fees from the Consolidated VIEs. All of these items are eliminated upon consolidation. The assets of each of the Consolidated VIEs are administered by the trustee of each fund solely as collateral to satisfy the obligations of the Consolidated VIEs. If we were to liquidate, the assets of the Consolidated VIEs would not be available to our general creditors, and as a result, we do not consider them our assets. Additionally, the investors in the debt and residual interests of the Consolidated VIEs have no recourse to our general assets. Therefore, this debt is not our obligation.

Related Party Transactions

DFR Holdings—In December 2013, DFR Holdings purchased approximately 9.1 million shares of our outstanding common stock from CIFC Parent as well as 1.0 million of our outstanding common stock and 2.0 million warrants from GE Capital (see "Item 1—Consolidated Financial Statements—Note 1"). As of December 31, 2013, DFR Holdings owns approximately 14.7 million shares of our common stock, $25.0 million aggregate principal amount of our Convertible Notes which is convertible into approximately 4.1 million shares of our common stock (see "Item 1—Consolidated Financial Statements—Note 12") and warrants that entitle DFR Holdings the right to purchase 2.0 million shares of our voting common stock (see "Item 1—Consolidated Financial Statements—Note 12"). As of December 31, 2012 , DFR Holdings owned approximately 4.6 million shares of our common stock, predominately issued as part of the consideration for the acquisition of CNCIM and our Convertible Notes.

In connection with the transaction,  we entered into a Third Amended and Restated Stockholders Agreement  with DFR Holdings, dated December 2, 2013 (the “Stockholders Agreement”). Pursuant to the Stockholders Agreement, at each annual or special meeting of stockholders at which an election of directors is held, we agreed to nominate to our Board of Directors six directors designated by DFR Holdings. As detailed in our Form 8-K filed with the SEC on December 3, 2013, the number of directors that can be designated by DFR Holdings reduces as they decrease their ownership (on a diluted basis) in the Company. If DFR Holdings' ownership falls below 5%,  it loses the right to designate any director. Following the transaction, three directors designated by CIFC Parent resigned and were subsequently replaced by three designees of DFR Holdings.
Related party transactions also included (i) the interest expense on Convertible notes of $3.5 million and $3.4 million during the years ended December 31, 2013 and 2012, respectively, (ii) deferred purchase payments (see above—Deferred Purchase Payments and Contingent Liabilities and Other Commitments), (iii) fees to us for providing certain administrative services to DFR Holdings, and (iv) quarterly dividends (see "Item 1—Consolidated Financial Statements—Note 12").

CIFC Parent—Following the sale of CIFC Parent's common shares to DFR Holdings, CIFC Parent no longer owns shares of our common stock. In addition, during the fourth quarter of 2013, we purchased CIFC Parent's CLO residual interests in 5 CLOs managed by us for $13.2 million. As of December 31, 2012, CIFC Parent owned approximately 9.1 million shares of our common stock, issued as part of the consideration for the Merger with Legacy CIFC.

Related party transactions also included (i) the deferred purchase payments including those classified as contingent liabilities (see above—Deferred Purchase Payments and Contingent Liabilities and Other Commitments), (ii) CIFC Parent's investments in CLOs managed by us; including nine CLOs (of which seven were Consolidated CLOs) as of December 31, 2012, (iii) fees to us for providing certain administrative services to CIFC Parent, (iv) profits interests granted during 2011 to certain of our employees (see "Item 1—Consolidated Financial Statements—Note 12") and (v) quarterly dividends (see "Item 1—Consolidated Financial Statements—Note 12").
Other—During the year ended December 31, 2013, a board member purchased $1.0 million of income notes in one of our sponsored CLO, CIFC 2013-II, through an entity in which he is a 50% equity holder.
Total related party receivables and investment advisory fee revenues related to management agreements noted above are as follows:

	Receivables		Investment Advisory Fees
	December 31, 2013	December 31, 2012	For the Years Ended December 31,
			2013	2012
	(in thousands)
CIFC Parent	$167	$19	$148	$199
DFR Holdings	—	17	(17)	68
Total	$167	$36	$131	$267
Off-Balance Sheet Arrangements
As of December 31, 2013, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose or VIEs, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of December 31, 2013, we did not guarantee any obligations of unconsolidated entities, enter into any commitments or express intent to provide additional funding to any such entities.
Other—As of December 31, 2013 and 2012, we fully funded our aggregate minimum commitment to invest $30.0 million and $5.0 million, respectively, in our CIFC sponsored funds.
Subsequent Events
Subsequent to year end, we sponsored the issuance of one new CLO that represents approximately $600 million of new loan-based AUM.

In addition, on March 27, 2014 we provided notice to GE Capital Equity Investments, Inc., a wholly-owned subsidiary of GE Capital (“GECEII”) that we intend to terminate the Investment Agreement that we entered into with GECEII on September 24, 2012. See also Part II—Item 8—"Financial Statements and Supplementary Data - Note 4"

In addition, subsequent to year end, we declared a cash dividend of $0.10 per share. The dividend will be paid on April 25, 2014 to shareholders of record as of the close of business on April 4, 2014.

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
Variable Interest Entities—Assessing if an entity has a variable interest and is the primary beneficiary involves judgment and analysis on a structure-by-structure basis. For CLOs and CDOs, if we are deemed to (i) have the power to direct the activities of the CLO or CDO that most significantly impact the economic performance and (ii) either the obligation to absorb losses or the right to receive benefits that could be significant to the CLO or CDO, then we are deemed to be the primary beneficiary of the CLO or CDO and are required to consolidate the CLO or CDO. Generally, our contractual relationship as collateral manager of the CLOs and CDOs described herein satisfies criteria (i) of the prior sentence, and our ownership interests in and/or ability to earn certain incentive or other management fees in certain of its CLOs and CDOs can (but does not always) satisfy criteria (ii). We have a variable interest in each of the CLOs and CDOs we manage due to the provisions of the respective management agreements and direct investments we hold in certain of the CLOs.
Business Combinations—We are required to allocate the purchase price of acquired businesses to the assets acquired and liabilities assumed in the transaction at their estimated fair values. The estimates used to determine the fair value of long-lived assets, such as intangible assets, can be complex and require significant judgments. We use information available to us to make fair value determinations and engage independent valuation firms, when necessary, to assist in the fair value determination of significant acquired long-lived assets. This includes estimates and judgments as to the expectations of future cash flows of the acquired business, the allocation of these cash flows to identifiable intangible assets, and the estimated useful lives of intangible assets. If actual results differ from the estimates and judgments used in these estimates, this could result in possible impairment of the intangible assets and goodwill or require acceleration of the amortization expense of intangible assets with finite lives. We periodically review the estimated useful lives assigned to our intangible assets to determine whether such estimated useful lives continue to be appropriate. Contingent consideration for business combinations and contingent liabilities assumed in business combinations are remeasured at fair value at each reporting date with changes in fair value recorded within net gain (loss) on investments, loans, derivatives and liabilities on the Consolidated Statements of Operations.
Goodwill—Goodwill represents the excess cost of a business combination over the fair value of the net assets acquired. We review goodwill periodically, at least on an annual basis in the fourth quarter of each year, considering factors such as our projected cash flows and revenues and earnings multiples of comparable companies, to determine whether the carrying value of goodwill is impaired. If goodwill is deemed to be impaired, the difference between the carrying amount reflected in the financial statements and the estimated fair value is recognized as an expense in the period in which the impairment occurs. We have one reporting unit for which goodwill is tested for impairment. In evaluating the recoverability of goodwill, we derive the fair value of our reporting unit utilizing both the income and market approaches. Under the income approach we make various assumptions regarding estimated future cash flows and other factors in determining the fair value of the reporting unit. Under the market approach, we determine the fair value of the reporting unit based on multiples of EBITDA of comparable publicly-traded companies and guideline acquisitions.
We must make various assumptions regarding estimated future cash flows and other factors in determining the fair value of the reporting unit. Key assumptions used in the income approach include, but are not limited to, the discount rate, revenue growth rates over the next five years and the terminal growth rate. If these estimates or their related assumptions change in the future, or if we change our reporting structure, we may be required to record impairment charges. A portion or all of goodwill may become impaired in future periods if we are not successful in achieving our expected cash flow levels, if global economic conditions deteriorate from current levels or if other events or changes in circumstances occur that indicate that the carrying amount of our assets may not be recoverable.
During the fourth quarter of 2013 and 2012, we performed our annual impairment reviews and determined that none of the goodwill recorded on the Consolidated Balance Sheet was impaired. The underlying assumptions and estimates used in the impairment test are made as of a point in time. Subsequent changes in these assumptions and estimates could change the result of the impairment test. Based on the reviews performed as of December 31, 2013 and 2012, we concluded that our sole reporting unit had an estimated fair value in excess of carrying value. If our reporting unit's expected revenue growth over the next five years falls below our current expected growth rate a portion or all of our goodwill may be impaired in future periods.

Intangible Assets—Intangible assets are comprised of assets with finite lives acquired in a business combination. The largest component of our intangible assets are those associated with the CLO investment management contracts. The intangible assets associated with CLO investment management contracts are amortized over their useful lives, either on a straight line basis or based on a ratio of expected discounted cash flows from the contracts. We consider our own assumptions in the underlying investment advisory fee projections which include the structure of the CLOs and estimates related to loan default rates, recoveries and discount rates. A change in those projections could have a significant impact on our amortization expense.
Intangible assets with finite lives are tested for impairment if events or changes in circumstances indicate that the asset might be impaired. An impairment charge is recorded if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its fair value. Impairment testing for the intangible assets associated with our CLO investment management contracts includes a comparison of the estimated remaining undiscounted cash flows related to those CLO management contracts to the carrying value of the intangible asset. If the carrying value of the intangible asset is less than the estimated remaining undiscounted cash flows, no further testing is performed and the intangible asset is not deemed impaired. If the carrying value of the intangible asset is greater than the estimated remaining undiscounted cash flows, then further analysis is performed to determine if the asset is impaired, including an analysis of the estimated remaining discounted cash flows.
During the year ended December 31, 2013, we received notices from holders of certain CLOs exercising their rights to call the CLOs for redemption. As a result of these calls, we recorded a $1.0 million expense to fully impair the intangible asset associated with these management contracts. In addition, we also recorded a $2.1 million impairment charge to fully impair CDO related management contracts. We determined that the carrying value of intangible assets attributable to our non-core CDO assets were no longer recoverable. Non-core assets are expected to continue to decline as the funds run-off per their contractual terms. During the year ended December 31, 2012, we received notice from a holder of Primus CLO I, Ltd. (“Primus I”) exercising its right to call the CLO for redemption. As a result of the call, we recorded a $1.8 million expense to fully impair the intangible asset associated with the management contract.
Income Taxes—Current federal income taxes are recognized based on amounts estimated to be payable or recoverable as a result of taxable operations for the current year. Deferred tax assets and liabilities are recognized for the future income tax consequences (temporary differences) attributable to the difference between the carrying amounts of assets and liabilities and their respective income tax bases. When evaluating the realizability of our deferred tax assets, we consider, among other matters, estimates of expected future taxable income, nature of current and cumulative losses, existing and projected book/tax differences, and forecasts of our business operations. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets to the amount that is more likely than not to be realized.
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
We record uncertain tax positions in accordance with ASC 740 on the basis of a two-step process whereby (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. As of December 31, 2013 and 2012, we believe there are no tax positions that would require disclosure under GAAP.
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
New York, New York

We have audited the accompanying consolidated balance sheets of CIFC Corp. and subsidiaries (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the two years in the period ended December 31, 2013. We also have audited the Company's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CIFC Corp. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP

New York, New York
March 28, 2014

CIFC CORP. AND ITS SUBSIDIARIES
Consolidated Balance Sheets

	December 31, 2013	December 31, 2012
	(In thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$25,497	$47,692
Restricted cash and cash equivalents	1,700	1,612
Due from brokers	18,813	1,150
Investments at fair value	16,883	5,058
Receivables	2,120	2,432
Prepaid and other assets	5,104	5,392
Deferred tax asset, net (1)	57,675	53,914
Equipment and improvements, net	4,261	3,979
Intangible assets, net	25,223	43,136
Goodwill	76,000	76,000
Subtotal (1)	233,276	240,365
Assets of Consolidated Entities (2):
Restricted cash and cash equivalents	699,387	1,059,283
Due from brokers	209,882	103,008
Investments at fair value	10,420,993	9,066,779
Receivables	36,350	38,845
Prepaid and other assets	300	—
Total assets of Consolidated Entities	11,366,912	10,267,915
TOTAL ASSETS (1)	$11,600,188	$10,508,280
LIABILITIES
Due to brokers	$5,499	$—
Accrued and other liabilities	15,197	15,734
Deferred purchase payments	1,179	4,778
Contingent liabilities at fair value	16,961	33,783
Long-term debt	139,164	138,233
Subtotal	178,000	192,528
Non-Recourse Liabilities of Consolidated Entities (2):
Due to brokers	606,808	494,641
Accrued and other liabilities	100	5,207
Interest payable	22,552	16,753
Long-term debt at fair value	10,484,975	9,596,434
Total Non-Recourse Liabilities of Consolidated Entities	11,114,435	10,113,035
TOTAL LIABILITIES	11,292,435	10,305,563
EQUITY
Common stock, par value $0.001: 500,000,000 shares authorized, 20,921,333 issued and 20,790,889 outstanding as of December 31, 2013 and 20,778,053 issued and 20,682,604 outstanding as of December 31, 2012	21	21
Treasury stock, at cost: 130,444 shares as of December 31, 2013, and 95,449 shares as of December 31, 2012	(914)	(664)
Additional paid-in capital	963,011	955,407
Accumulated other comprehensive income (loss)	—	(3)
Retained earnings (deficit) (1)	(810,858)	(830,073)
TOTAL CIFC CORP. STOCKHOLDERS’ EQUITY (1)	151,260	124,688
Noncontrolling interest in Consolidated Funds (Note 2)	5,107	—
Appropriated retained earnings (deficit) of Consolidated VIEs (Note 3)	151,386	78,029
TOTAL EQUITY (1)	307,753	202,717
TOTAL LIABILITIES AND EQUITY (1)	$11,600,188	$10,508,280
Explanatory Notes:
________________________________

(1)	Amounts in the prior year have been restated to reflect immaterial adjustments identified in the current year. See Note 19.

(2)	Consolidated Entities represents the assets and liabilities of the Consolidated VIEs for both periods presented.

  See notes to Consolidated Financial Statements.

CIFC CORP. AND ITS SUBSIDIARIES
Consolidated Statements of Operations

	For the Years Ended December 31,
	2013	2012
	(In thousands, except share and per share amounts)
Revenues
Investment advisory fees	$8,400	$10,696
Net interest income from investments	333	226
Total net revenues	8,733	10,922
Expenses
Compensation and benefits	30,339	22,945
Professional services	5,277	6,221
General and administrative expenses	7,707	6,096
Depreciation and amortization	15,541	17,931
Impairment of intangible assets	3,106	1,771
Restructuring charges	—	5,877
Total expenses	61,970	60,841
Other Income (Expense) and Gain (Loss)
Net gain (loss) on investments at fair value	1,822	2,308
Net gain (loss) on contingent liabilities at fair value (Note 10)	1,644	(11,452)
Corporate interest expense	(5,865)	(5,912)
Net gain on sale of management contract	1,386	5,772
Strategic transactions expenses	—	(657)
Other, net	(2)	(421)
Net other income (expense) and gain (loss)	(1,015)	(10,362)
Operating income (loss)	(54,252)	(60,281)

Net results of Consolidated Entities (Note 7)	169,869	(168,380)

Income (loss) before income taxes	115,617	(228,661)
Income tax (expense) benefit (1)	(18,782)	(10,750)
Net income (loss) (1)	96,835	(239,411)
Net (income) loss attributable to noncontrolling interest in Consolidated Entities (Note 3)	(73,464)	230,712
Net income (loss) attributable to CIFC Corp. (1)	23,371	$(8,699)

Earnings (loss) per share (Note 13) (1)—
Basic	$1.12	$(0.43)
Diluted	$0.98	$(0.43)
Weighted-average number of shares outstanding (Note 13)—
Basic	20,800,580	20,355,807
Diluted	25,737,363	20,355,807

Explanatory Note:
________________________________

(1)	Amounts in the prior year have been restated to reflect immaterial adjustments identified in the current year. See Note 19.

See notes to Consolidated Financial Statements.

CIFC CORP. AND ITS SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)

	For the Years Ended December 31,
	2013	2012
	(In thousands)
Net income (loss) (1)	$96,835	$(239,411)
Other comprehensive income (loss):
Foreign currency translation	3	3
Other comprehensive income (loss)	3	3
Comprehensive income (loss) (1)	96,838	(239,408)
Comprehensive (income) loss attributable to noncontrolling interest in Consolidated Entities	(73,464)	230,712
Comprehensive income (loss) attributable to CIFC Corp. (1)	$23,374	$(8,696)

Explanatory Note:
________________________________

(1)	Amounts in the prior year have been restated to reflect immaterial adjustments identified in the current year. See Note 19.

   See notes to Consolidated Financial Statements.

CIFC CORP. AND ITS SUBSIDIARIES
Consolidated Statements of Equity

	CIFC CORP. Stockholders' Equity							Consolidated Entities (Note 2)
	Common Stock		Treasury Stock
	Shares	Par Value	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings (deficit)	Noncontrolling Interests in Consolidated Funds	Appropriated retained earnings (deficit) of Consolidated VIEs	Total Equity
	(In thousands)
Balance—December 31, 2011, as previously reported (1)	20,255	20	—	$—	$943,440	$(6)	$(823,826)	$—	$303,688	$423,316
Prior period adjustment (Note 19)	—	—	—	—	—	—	2,452	—	—	2,452
Balance—December 31, 2011, as restated	20,255	20	—	$—	$943,440	$(6)	$(821,374)	$—	$303,688	$425,768
Net income (loss) (1)	—	—	—	—	—	—	(8,699)	—	(230,712)	(239,411)
Contribution from noncontrolling interests	—	—	—	—	—	—	—	—	5,053	5,053
Issuance of common stock, net of issuance costs	1,021	1	—	—	7,660	—	—	—	—	7,661
Issuance of warrants	—	—	—	—	3,660	—	—	—	—	3,660
Repurchases of common stock	—	—	661	(4,381)	—	—	—	—	—	(4,381)
Retirements of treasury stock	(566)	—	(566)	3,717	(3,717)	—	—	—	—	—
Share-based compensation	68	—	—	—	4,366	—	—	—	—	4,366
Other	—	—	—	—	(2)	3	—	—	—	1
Balance—December 31, 2012, as restated	20,778	$21	95	$(664)	$955,407	$(3)	$(830,073)	$—	$78,029	$202,717
Net income (loss)	—	—	—	—	—	—	23,371	107	73,357	96,835
Contribution from noncontrolling interests	—	—	—	—	—	—	—	5,000	—	5,000
Issuance of common stock, net of issuance costs	20	—	—	—	150	—	—	—	—	150
Repurchases of common stock	—	—	35	(250)	—	—	—	—	—	(250)
Share-based compensation	100	—	—	—	7,347	—	—	—	—	7,347
Exercise of options	23	—	—	—	107	—	—	—	—	107
Dividends declared ($0.20 per share)	—	—	—	—	—	—	(4,156)	—	—	(4,156)
Other	—	—	—	—	—	3	—	—	—	3
Balance—December 31, 2013	20,921	$21	130	$(914)	$963,011	$—	$(810,858)	$5,107	$151,386	$307,753

Explanatory Note:
________________________________

(1)	Amounts in the prior year have been restated to reflect immaterial adjustments identified in the current year. See Note 19.
   See notes to consolidated financial statements.

CIFC CORP. AND ITS SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2013	2012
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) (1)	$96,835	$(239,411)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net premium and discount (accretion) amortization on investments, loans and debt issuance costs	1,494	1,496
Share-based compensation	7,497	4,516
Net (gain) loss on investments and contingent liabilities at fair value / other (gain) loss	(3,466)	9,630
Net gain on the sale of management contract	(1,386)	(5,772)
Depreciation and amortization	15,541	17,931
Impairment of intangible assets	3,106	1,771
Loss on disposal of equipment and improvements	—	1,417
Deferred income tax expense (benefit) (1)	(3,761)	6,294
Consolidated Entities:
Net premium and discount (accretion) amortization on investments, loans and debt issuance costs	—	(1,443)
Net (gain) loss on investments at fair value	(56,321)	(321,321)
Net (gain) loss on liabilities at fair value	193,633	772,147
Net (gain) loss on loans	—	726
Net other (gain) loss	51	(822)
Changes in operating assets and liabilities:
Due from brokers	(17,663)	(1,150)
Purchases of investments at fair value	(126,783)	(39,982)
Sales of investments at fair value	121,598	40,417
Receivables	312	(70)
Prepaid and other assets	128	(789)
Due to brokers	5,499	—
Accrued and other liabilities	(338)	(2,340)
Consolidated Entities:
Due from brokers	(106,874)	(83,894)
Purchase of investments at fair value	(7,897,636)	(5,516,138)
Sales of investments at fair value	6,599,693	4,610,221
Receivables	2,195	(10,894)
Due to brokers	112,167	347,243
Accrued and other liabilities	(5,107)	10,058
Interest payable	5,799	(37)
Net cash provided by (used in) operating activities	(1,053,787)	(400,196)
CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted cash and cash equivalents	(88)	617
Purchases of investments at fair value	(5,000)	(5,000)
Proceeds from the sale of the DFR MM CLO	—	36,500
Proceeds from the sale of management contracts	1,386	6,468
Net cash (paid) acquired from strategic transactions	—	(4,525)
Purchases of equipment and improvements	(1,016)	(1,955)
Consolidated Entities:
Change in restricted cash and cash equivalents	359,896	(528,358)
Principal receipts on and proceeds from sale of loans previously classified as held for investment	—	1,118
Net cash provided by (used in) investing activities	355,178	(495,135)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	(250)	(4,381)
Payment of stock and debt issuance costs	(93)	—
Dividends paid	(4,156)	—
Payment to settle warrants and options	—	(72)
Deferred purchase payments and payments on contingent liabilities	(19,179)	(20,948)
Consolidated Entities:
Contributions from noncontrolling interests	5,000	—
Proceeds from issuance of long-term debt	3,089,087	1,880,194
Payments made on long-term debt	(2,393,998)	(947,746)
Net cash provided by (used in) financing activities	676,411	907,047
Foreign currency translation	3	3
Net increase (decrease) in cash and cash equivalents	(22,195)	11,719
Cash and cash equivalents at beginning of period	47,692	35,973
Cash and cash equivalents at end of period	$25,497	$47,692

CIFC CORP. AND ITS SUBSIDIARIES
Consolidated Statements of Cash Flows
(continued)

	For the Years Ended December 31,
	2013	2012
	(In thousands)
SUPPLEMENTAL DISCLOSURE:
Cash paid for interest	$4,314	$4,616
Cash paid for income taxes	$24,347	$1,624
Consolidated Entity Related:
Cash paid for interest	$120,245	$95,446

Non-cash disclosures:
Non-cash stock based compensation	$197	$—
Non-cash acquisition of equipment and improvements	$—	$2,234
Consolidated Entity Related:
Non-cash settlement of interest receivables with increases in principal	$2,754	$4,599
Explanatory Note:
________________________________

(1)	Amounts in the prior year have been restated to reflect immaterial adjustments identified in the current year. See Note 19.

See notes to Consolidated Financial Statements.

CIFC CORP. AND ITS SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 1—Organization and Business
Organization—CIFC Corp. (“CIFC” and, together with its subsidiaries, the “Company”) is a Delaware corporation that specializes in managing investment products which include corporate credit obligations and primarily senior secured corporate loans (“SSCLs”), as the primary underlying investments. The Company's asset management subsidiaries include: CIFC Asset Management LLC ("CIFCAM"), Columbus Nova Credit Investments Management LLC (“CNCIM”), CypressTree Investment Management, LLC ("CypressTree") and Deerfield Capital Management LLC ("DCM").
During 2010, the Company acquired Columbus Nova Credit Investments Management, LLC (the "CNCIM Acquisition"), an investment manager with four Collateralized Loan Obligations ("CLOs") under management from Bounty Investments, LLC ("Bounty"). Bounty subsequently transferred its stock ownership and Convertible Notes from the acquisition to DFR Holdings, LLC ("DFR Holdings"). On April 13, 2011, the Company completed a merger (the “Merger”) with Commercial Industrial Finance Corp. (“Legacy CIFC”), an asset manager focused primarily on management of corporate credit investments for third party investors. In acquiring Legacy CIFC, the Company also acquired a credit asset manager that Legacy CIFC previously acquired and the related CLO management contracts. Since the merger, the Company has focused on growing its core asset management business as a fee-based corporate credit asset manager for third party investors and exited non-core and other activities.
On December 18, 2013, DFR Holdings purchased all 9,090,909 shares of the Company's outstanding common stock owned by CIFC Parent Holdings (a significant stockholder in the Company prior to this transaction) (see Notes 12 and 15). On February 25, 2014, the Company announced the appointment of  Mr. Stephen Vaccaro, the Company's Chief Investment Officer, and Mr. Oliver Wriedt, the Company's Head of Capital Markets & Distribution, as Co-Presidents of the Company. Concurrent with the appointments, Peter Gleysteen, formerly the Company's Chief Executive Officer, President and member of its three-person management committee, resigned from such responsibilities but will continue to serve as the Vice Chairman of the Company's Board of Directors and remain actively involved in managing certain legacy CIFC funds.
In a related transaction, DFR Holdings also purchased all 1,000,000 of the Company's outstanding common stock and 2,000,000 of warrants owned by an affiliate of General Electric Capital Corporation ("GE Capital"). See Note 4. Following the transactions, DFR Holdings, on a fully-diluted basis, owns approximately 73% of the Company’s outstanding shares.
Business—The Company specializes in originating and managing investment products which have corporate credit obligations, primarily senior secured corporate loans (“SSCLs”), as the primary underlying investments. The Company manages investments for various types of investors, including pension funds, hedge funds and other asset management firms, banks, insurance companies and other types of institutional investors located across the world.
While CLO comprise the bulk of the Company's assets under management ("AUM"), during the past 18 months, the Company utilized its expertise as a fundamentals-based, relative value credit asset manager to expand into additional product lines, including managing U.S. corporate credit and credit-based structured products for total return.  At the end of 2013, in addition to managing over 25 CLOs, the Company now also manages credit funds and separately managed accounts ("SMA", together "other-loan based products"). These credit products are opportunistic investment strategies where the Company seeks to generate both current income and capital appreciation through SSCL investments and, to a lesser extent, other investments. The Company also manages Collateralized Debt Obligations ("CDOs") which it does not expect to issue in the future. Management internally views the business as one reportable segment.
Investment advisory fees paid to the Company is its primary source of revenue and are generally paid on a quarterly basis for as long as the Company manages the products. Investment advisory fees typically consist of management fees based on the amount of assets held in the investment product and, in some cases, incentive fees based on the returns generated for certain investors.
As the manager of these investment products, the Company generally invests in the investment products it sponsors. In addition, the Company also invests in SSCLs that it warehouses to launch new CLOs. The Company earns net investment income and incurs gains/losses from these investments.

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Basis of Presentation and Principles of Consolidation

Basis of Presentation—The Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Management believes that estimates utilized in the preparation of the consolidated financial statements are prudent and reasonable. Actual results could differ from those estimates and such differences could be material.

In addition to the immaterial restatement as disclosed in Note 19, certain prior year amounts on the Consolidated Financial Statements and the related notes have been re-presented to conform to current period presentation and provide additional details. Certain line items in the Consolidated Statement of Operations and Consolidated Cash Flows have been combined to agree to current year presentation and did not have a material impact.

Principles of Consolidation—The Consolidated Financial Statements include the financial statements of CIFC and its wholly-owned subsidiaries, the entities in which the Company has a controlling interest ("Consolidated Funds") and variable interest entities ("VIEs" or "Consolidated VIEs") for which the Company is deemed to be the primary beneficiary (together the "Consolidated Entities" - see Note 3). All intercompany balances and transactions have been eliminated upon consolidation. This consolidation, particularly with respect to the Consolidated Entities, significantly impacts the Company's Consolidated Financial Statements.

Consolidated Entities—Consolidated Entities includes the operating results of the Consolidated Funds and the Consolidated VIEs. See Note 3 for a reconciliation of the Company's earnings from the net results of the Consolidated Entities to the characteristics of these results.

Consolidated Funds—The Company consolidates entities in which the Company has a controlling voting interest. As of December 31, 2013, the Company consolidated the following funds under the voting interest model (Note 3).

Tactical Income Fund—During the fourth quarter of 2013, the Company launched an open ended credit fund that initially shall invest primarily in second-lien loans (the "Tactical Income Fund"). As of December 31, 2013, the Company, as the general partner, invested $10.0 million into the fund and is the investment adviser of the fund. As of December 31, 2013, the Company held a controlling financial and voting interest in the Tactical Income Fund and consolidated the entity.

Co-Investment Fund—During the fourth quarter of 2013, the Company launched a structured credit fund that invests primarily in residual tranches of CLOs and, to a lesser extent, warehouses, managed by CIFC (the "Co-Investment Fund"). As of December 31, 2013, the Company held a $15.3 million investment and a limited partner held a $5.1 million investment. The limited partner's investment was reported in "Noncontrolling interest in Consolidated Funds" on the Consolidated Balance Sheet. In addition, the Company is the investment adviser of the fund, and as such, the Company held a controlling voting interest in the Co-Investment Fund and consolidated the entity. As of December 31, 2013, the Co-Investment Fund invested in 1 CLO and 2 warehouses managed by CIFC, which are Consolidated VIEs (see below).

Consolidated VIEs—The Company also consolidates variable interest entities in which it is deemed the primary beneficiary (Note 3). These Consolidated VIEs generally include CLOs and CDOs (collectively, the "Consolidated CLOs") and warehouses the Company manages, holds an investment in the entity or is entitled to incentive fees.

Consolidated CLOs—As of December 31, 2013, the Company consolidated 26 CLOs. As of December 31, 2012, the Company consolidated 23 CLOs and 1 CDO. See Note 5.

Warehouses—The Company generally creates special purpose vehicles (“SPVs”) to warehouse SSCL prior to the issuance of new CLOs.  These SPVs generally enter into warehouse agreements that vary depending on the terms agreed to with the warehousing counterparties.  In addition, the Company generally makes investments in these warehouse entities. During the year ended December 31, 2013, the Company consolidated 6 warehouses and deconsolidated 4 warehouses in conjunction with the sponsorship of newly issued CLOs. As of December 31, 2013, the Company consolidated 2 warehouses. During the year ended December 31, 2012, the Company consolidated 2 warehouses and deconsolidated 1 warehouse in conjunction with the sponsorship of newly issued CLOs. See Note 5 for more information.

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DFR Middle Market CLO Ltd. ("DFR MM CLO")—In February 2012, the Company sold its investments in and the rights to manage the DFR MM CLO for $36.5 million and deconsolidated the entity. The economic impact of the Company's investments in the DFR MM CLO had been determined by its initial investment of $69.0 million ($50.0 million of subordinated notes and $19.0 million of debt) and total cash distributed to the Company from initial investment to the date of sale of $52.2 million on the subordinated notes investment and $4.8 million in interest on the debt investment.

Unconsolidated Funds—During the fourth quarter of 2012, the Company launched an open ended credit fund that invests in U.S. performing senior secured corporate loans ("the "Senior Secured Corporate Loan Fund") to provide capital appreciation and risk-adjusted returns to its investors. Through the Company's investment in the general partner, the Company held a $10.8 million investment in the fund as of December 31, 2013 and through CIFCAM the Company was the investment adviser of the fund. The Company's investment is recorded in "Investments at fair value" on the Company's Consolidated Balance Sheet.

Unconsolidated VIEs

As of December 31, 2013, the Company had variable interests in an additional 5 CLOs, 8 CDOs, and 1 other investment product, which the Company managed, that were not consolidated (collectively the "Unconsolidated VIEs") as the Company was not deemed to be the primary beneficiary of the VIEs. As of December 31, 2012, the Company's unconsolidated VIEs included 9 CLOs, 12 CDOs and 1 other investment product.

The Company's maximum exposure to loss on Unconsolidated VIEs includes its investment, investment advisory fee receivables and future investment advisory fees collectible by the Company. As of December 31, 2012, the Company's maximum exposure to loss associated with the Unconsolidated VIEs was limited to $5.1 million of investments made by the Company in the Unconsolidated VIEs. The Company did not hold any investments in the Unconsolidated VIEs as of December 31, 2013. In addition, as of December 31, 2013 and 2012, the Company's investment advisory fee receivables were $0.2 million and $0.6 million, respectively.

Note 3—Summary of Significant Accounting Policies and Recent Accounting Updates

Consolidation -VIEs—The Company consolidates all VIEs in which it is the primary beneficiary. An entity is determined to be the primary beneficiary if it holds a controlling financial interest, has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. The consolidation guidance requires an analysis to (a) determine whether an entity in which the Company holds a variable interest is a VIE and (b) whether the Company's involvement, through holding interests directly or indirectly in the entity or contractually through other variable interests (e.g., management and performance related fees), would give it a controlling financial interest. Performance of that analysis requires the exercise of judgment.

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

Consolidation - VOE—The Company consolidates all non-VIE entities that it has a controlling financial interest through direct or indirect ownership of a majority voting interest. Entities consolidated under the voting interest model ("VOE") will not be consolidated if the limited partners have the substantive participating rights over decision-making.

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Business Combinations—Upon the acquisition of a business, the Company records all assets acquired and liabilities assumed at their estimated fair values, including intangible assets. Strategic transaction related costs are expensed as incurred.

Intangible Assets—The Company's intangible assets consist primarily of contractual rights to earn future management and advisory fees from CLOs. The Company determined that all intangible assets held are comprised of assets with finite lives and are amortized on a straight line basis or based on a ratio of expected discounted cash flows from the contracts. Intangible assets with finite lives are tested for impairment if events or changes in circumstances indicate that the assets may not be recoverable. If the Company determines the carrying value of an intangible asset is not recoverable it will record an impairment charge to the extent its carrying value exceeds its estimated fair value. Impairments of intangible assets are recorded in "Impairment of intangible assets" on the Consolidated Statements of Operations. See Notes 4 and 10 for further details.

Goodwill—The excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired (including identifiable intangible assets) and liabilities assumed is recorded as goodwill. Goodwill represents the excess cost of a business acquisition over the fair value of the net assets acquired. Goodwill has been recognized as a result of the acquisitions of Columbus Nova Credit Investments Management, LLC ("CNCIM"), the Merger with Commercial Industrial Finance Corp. ("Legacy CIFC") and the GECC Transaction (see Note 4) and is not amortized. The Company reviews goodwill periodically, at least on an annual basis in the fourth quarter of each year, to determine whether the carrying value of goodwill is impaired. If goodwill is deemed to be impaired, the difference between the carrying amount reflected in the Consolidated Financial Statements and the estimated fair value is recognized as an expense in the period in which the impairment occurs. The Company has one reporting unit for which goodwill is tested for impairment. See Notes 4 and 10 for further details.

Contingent Consideration and Contingent Liabilities at Fair Value—Contingent consideration and contingent liabilities assumed in business combinations are recorded at fair value and measured at fair value at each reporting date with changes in fair value recorded within "Net gain (loss) on contingent liabilities at fair value" on the Consolidated Statements of Operations. See Notes 4 and 11 for further details.

Fair Value Measurements and Presentation—The Company categorizes its financial instruments carried at fair value into a three-level fair value hierarchy based on the transparency of the inputs to the valuation of the asset or liability as of the measurement date. A financial instrument’s categorization within the valuation hierarchy is determined by the lowest level of input that is significant to the fair value measurement. The assessment of significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the financial instrument. The three levels are defined as follows:

•
Level 1—inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. Financial instruments included in Level 1 are generally equity securities or derivatives listed on an exchange with active markets. The Company held no Level 1 financial instruments during the periods presented.

•
Level 2—inputs to the valuation methodology include quoted prices for similar financial instruments in active markets, quoted prices for identical financial instruments in inactive markets, and inputs that are observable for the financial instrument, either directly or indirectly, for substantially the full term of the financial instrument. The Company's financial instruments generally included in this category are loans where asset valuations are provided by third-party pricing services (effective December 31, 2012, loan valuations provided by third-party pricing services based on a composite price determined using fewer than two quotes are classified as Level 3) or the Company's comparable companies pricing model (prior to the valuation methodology change effective December 31, 2012), corporate bonds and investments in CLOs or CDOs where asset valuations are provided by third-party pricing services, investments in funds which the Company has the ability to redeem its investment at net asset value at, or within three months of, the reporting date, long-term debt of the Company's Consolidated CLOs and total return swap on warehouses.

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

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Determination of Fair Values—Fair value is the price a market participant would receive in the sale of an asset, or pay to transfer a liability, in an orderly transaction at the measurement date. Where available, fair value is based on observable market prices or parameters or is derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are utilized. These valuation models involve estimation and judgment, the degree of which is dependent on both the price transparency for the instruments or market and the instruments’ complexity. Assets and liabilities recorded at fair value in the consolidated financial statements are categorized for disclosure purposes based on the level of judgment associated with the inputs used to measure their value as described above. Transfers between levels of the fair value hierarchy are recognized at the end of the reporting period.

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

The fair value process is monitored by the Valuation Committee. The Valuation Committee is chaired by the Chief Investment Officer and is comprised of investment, finance, valuation and risk management professionals. The purpose of the committee is to oversee the pricing policy and procedures by ensuring objective and reliable valuation practices and pricing of financial instruments, as well as addressing fair valuation issues and approving changes to valuation methodologies and pricing sources.  Meetings are held at least quarterly to discuss and analyze the significant assumptions utilized in the Company's internally developed models and to review the valuations provided by third-party pricing services for reasonableness. The Company engages reputable third-party pricing services and regularly reviews the valuation methodologies provided by those third-party pricing services to ensure the fair value measurement provided by those services.
Fair Value Option—The Company has elected the fair value option for its investments in the debt and subordinated notes of the Consolidated CLOs and investments in other funds it manages. The Company also elected the fair value option for all of the assets and liabilities of the Consolidated CLOs and warehouses.
Unrealized appreciation or depreciation and realized gains and losses on assets and liabilities of Consolidated VIEs are recorded in the Consolidated Statements of Operations within "Net results of Consolidated Entities." Unrealized appreciation or depreciation and realized gains and losses on liabilities at fair value are recorded in the Consolidated Statements of Operations within "Net gain (loss) on contingent liabilities at fair value." Unrealized appreciation or depreciation and realized gains and losses on all other assets at fair value are recorded in the Consolidated Statements of Operations within "Net gain (loss) on investments at fair value."
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

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revenue Recognition—Net Interest Income from Investments—Net interest income from investments includes interest revenue from investments in funds, warehouses or other assets held by the Company.
The Company generally invests in the residual equity of the CLOs it sponsors and invests in the warehouses it issues. The Company is generally required to consolidate these entities under the VIE rules, as noted above. Investment advisory and Net interest income from investments earning on the Consolidated VIEs is reported on the Consolidated Statements of Operations as the difference between "Net results of Consolidated Entities" and "Net income (loss) attributable to noncontrolling interest in Consolidated Entities." As of December 31, 2013 and 2012, the Company held $92.1 million and $74.2 million, respectively of investments in its Consolidated VIEs and recognized investment advisory fees and net interest income from investments of the Consolidated VIEs as follows:

	For the Years Ended December 31,
	2013	2012
	(In thousands)
Net results of Consolidated Entities	169,869	(168,380)
Net (income) loss attributable to noncontrolling interest in Consolidated Entities	(73,464)	230,712
Net results from Consolidated Entities attributable to CIFC Corp.	$96,405	$62,332

Characteristics of net results of Consolidated Entities attributable to CIFC Corp:
Consolidated Entities investment advisory fees	$82,317	$51,657
Consolidated Entities net investment income (1)	14,088	10,675
Net results from Consolidated Entities attributable to CIFC Corp.	$96,405	$62,332
Explanatory Note:
________________________________

(1)	Includes equity distributions earned from residual interests in CLOs
Long-Term Debt—The Company's junior subordinated notes are carried at their outstanding principal amounts. The Convertible Notes are recorded as two separate components: (i) the long-term debt initially recorded at a discount, which is being amortized into interest expense over the life of the debt and (ii) the conversion feature which has been classified to additional paid-in capital.
Consolidated Entity Long-Term Debt—Subordinated notes of the Consolidated Entities have certain characteristics of equity and are recorded as debt on the Consolidated Balance Sheets as they have stated maturities. The maturities indicate a date on which they are mandatorily redeemable and redemption is required only upon liquidation or termination of the CLO and not upon liquidation or termination of the Company. Interest expense of Consolidated Entities are recorded in "Net results of Consolidated Entities" on the Consolidated Statements of Operations.
Cash and Cash Equivalents—Cash and cash equivalents include cash on hand, cash held in banks and liquid investments with original maturities of 90 days or less.
Restricted Cash and Cash Equivalents—Restricted cash and cash equivalents represent amounts held by third parties for settlement of certain obligations and cash, subject to certain restrictions, held in non-recourse entities (including Consolidated Entities).
Due from Brokers and Due to Brokers—Amounts due from brokers and due to brokers generally represent unsettled trades. Amounts due from brokers and due to brokers are recorded as assets and liabilities, respectively.
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

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Income Taxes—Current federal income taxes are recognized based on amounts estimated to be payable or recoverable as a result of taxable income for the current year. Deferred tax assets and liabilities are recognized for the future income tax consequences (temporary differences) attributable to the difference between the carrying amounts of assets and liabilities and their respective income tax bases. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. The Company recognizes the effect of change in income tax laws or rates on deferred tax assets and liabilities in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets to the amount that is more likely than not to be realized. Components of deferred tax assets, liabilities and valuation allowance are included in Note 14 to the Company's Consolidated Financial Statements.
GAAP provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. The Company believes that there are no tax positions that would require disclosure under GAAP. The Company accrues interest and penalties, if applicable, in income tax expense. Tax years that remain open to examination by major tax jurisdictions include 2009 through the current year.
Appropriated Retained Earnings (Deficit) of Consolidated VIEs—Appropriated retained earnings (deficit) of Consolidated VIEs represents the excess fair value of the Consolidated CLOs’ assets over the Consolidated CLOs’ liabilities upon initial consolidation and is subsequently adjusted each period for the net income (loss) attributable to the Consolidated CLOs.
Stock-Based Compensation—Compensation cost for stock-based awards are generally measured based on the grant-date fair value of the award. Stock-based awards that do not require future service (i.e. vested awards) are expensed immediately. Stock-based awards that require future service are amortized over the relevant service period. Amortization is recognized as "Compensation and benefits" in the Consolidated Statements of Operations. See Note 12 for the required disclosure relating to stock-based compensation.
Earnings Per Share—Basic earnings per share is calculated by dividing net income (loss) attributable to CIFC Corp. by the weighted-average number of shares of common stock outstanding for the period. Diluted earnings per share adjusts basic earnings per share by the dilution that would have occurred had all contingent issuances of common stock that would have individually reduced earnings per share occurred at either the beginning of the period or the time of issuance of the potentially dilutive securities, if those securities were issued during the period. The Company uses the if-converted method to determine the dilutive effects of the Convertible Notes and the treasury stock method for stock options, warrants and unvested restricted stock units ("RSUs"). See Note 13 for the computation of earnings per share.
Recent Accounting Updates

In June 2013, the FASB issued ASU 2013-08, Financial Services—Investment Companies, which amends the scope, measurement, and disclosure requirements for investment companies. This ASU amends the requirements related to qualifying for the “investment-company deferral“ under ASU 2010-10, Consolidation. This guidance is effective for the Company's fiscal year beginning January 1, 2014. Earlier application is prohibited. The adoption of this guidance will not have a material impact on the Company's Consolidated Financial Statements.

In July 2013, the FASB issued ASU 2013-11, Income Taxes, which provides guidance on financial statement presentation of an unrecognized tax benefit when a net operating loss ("NOL") carryforward, a similar tax loss, or a tax credit carryforward exists. This guidance is effective for the Company's fiscal year beginning January 1, 2014. The adoption of this guidance will not have a material impact on the Company's Consolidated Financial Statements.

In December 2011, the FASB issued ASU 2011-11, Disclosures About Offsetting Assets and Liabilities (“ASU 2011-11”), which created new disclosure requirements about the nature of an entity’s rights of setoff and related arrangements associated with its financial instruments and derivative instruments. In January 2013, the FASB issued ASU 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (“ASU 2013-01”), that provides clarification about which instruments and transactions are subject to ASU 2011-11. The adoption of ASU 2011-11 and ASU 2013-01 on January 1, 2013 did not have an impact to the Company's Consolidated Financial Statements.

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4—Strategic Transactions

GECC Transaction—On September 24, 2012 (the "Closing Date"), the Company closed a five year strategic relationship with GE Capital to provide new CIFC-managed investment products, including those involving GE Capital loan originations and/or vehicles to which GE Capital provides financing. Further, partnering with GE Capital positions the Company for unique opportunities given GE Capital's strength as a leading corporate lender coupled with CIFC's loan asset management platform. Pursuant to the transaction: (i) a commercial council (the “Commercial Council”) comprised of senior members of both GE Capital and the Company was formed to explore joint business opportunities; (ii) the Company and GE Capital entered into a referral agreement (the “Referral Agreement”) pursuant to which (a) GE Capital will refer certain potential investment advisory clients (“Referred Clients”) to the Company for a period of five years (which may be extended by mutual consent for up to two consecutive one year periods) and (b) the Company is obligated to pay GE Capital 15% of any advisory fees in excess of $9.0 million earned from Referred Clients in the aggregate, subject to certain exclusions, and (iii) GE Capital Debt Advisors LLC, a wholly owned indirect subsidiary of GE Capital (“GECDA”), exited the business of providing certain loan management services to third parties and assigned to CIFC Asset Management LLC ("CIFCAM") the right to manage four “Navigator” CLOs (the “Navigator Management Agreements”). The transaction described in this paragraph shall hereinafter be referred to as the “GECC Transaction”.

The GECC Transaction is considered a taxable business combination in accordance with Accounting Standards Codification ("ASC") Topic 805-Business Combinations (“ASC Topic 805”). As consideration for the GECC Transaction, on the Closing Date, the Company (i) issued 1.0 million shares of its common stock to GE Capital Equity Investments, Inc., a wholly-owned subsidiary of GE Capital (“GECEII”), with a Closing Date fair value of $7.5 million, (ii) issued a warrant to GECEII to purchase 2.0 million shares of a newly created class of non-voting stock (the “GECEII Warrant”) at a per share exercise price of $6.375 with an estimated Closing Date fair value of $3.7 million and (iii) paid to GECDA $4.5 million in cash, subject to certain adjustments. In addition, the Company and GECEII entered into an investment agreement setting forth certain rights and obligations of GECEII as a stockholder of the Company, including a right of GECEII to designate a member of the Board of Directors (the "Board") so long as GECEII (together with its affiliates) owns at least 5% of the outstanding capital stock of the Company, calculated assuming the full conversion of all outstanding Convertible Notes into common stock and the full exercise of the GECEII Warrant. This investment agreement was subsequently terminated (see Note 18). The Company did not record contingent consideration for its obligation to pay GE Capital 15% of investment advisory fees in excess of the first $9.0 million as the estimated fair value was deemed immaterial as of the Closing Date. Future payments to GE Capital under the Referral Agreement, if any, will reduce operating income (loss). Calculation of the purchase consideration is as follows:

	(In thousands, except share and per share information)
Shares issued (1)	1,000,000
Multiplied by Closing Date share price (2)	$7.51
Value of shares		$7,510

Warrants issued (1)	2,000,000
Multiplied by Closing Date estimated fair value per warrant (3)	$1.83
Value of warrants		3,660

Cash		4,525
Total purchase consideration		$15,695

Explanatory Notes:
________________________________

(1)	GE Capital shares and warrants were purchased by DFR Holdings during 2013 (see DFR Holdings Stock Purchase above).

(2)	Represents the closing price of the Company's common stock on the Closing Date.

(3)	The estimated fair value per warrant was determined utilizing a Black-Scholes model with the assistance of an independent valuation firm.

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

Explanatory Notes:
________________________________

(1)
During the third quarter of 2013, management finalized the purchase price calculations and allocations related to identifiable intangible assets, goodwill and contingent liabilities, based on its finalization of revenue projections. No provisional adjustments to intangible assets, goodwill and contingent liabilities resulted from the finalization.

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

The Company expensed GECC Transaction-related costs as incurred. For the year ended December 31, 2012, the Company incurred costs related to the GECC Transaction of $0.7 million which was recorded within "Strategic Transaction Expenses" in the Consolidated Statements of Operations.

As a result of the GECC Transaction, the Company consolidated one Navigator CLO, Navigator 2006 CLO. As of the Closing Date, the Company consolidated assets of $318.3 million and non-recourse liabilities of $313.2 million related to this CLO. As of December 31, 2013 and 2012, the Company consolidated assets of $295.6 million and $328.0 million, respectively, and non-recourse liabilities of $290.1 million and $325.8 million, respectively, related to this CLO.

During the years ended December 31, 2013 and 2012, the Company recorded net income attributable to CIFC Corp. of $2.7 million and a de minimus value, respectively, which represents investment advisory fees from the acquisition of the rights to manage the Navigator CLOs.

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5—Consolidated VIEs

Although the Company consolidates all the assets and liabilities of the Consolidated VIEs (includes the Consolidated CLOs, CDOS and warehouses), its maximum exposure to loss is limited to its investments and beneficial interests in the Consolidated VIEs and the receivables of management fees from the Consolidated VIEs. All of these items are eliminated upon consolidation. The assets of each of the Consolidated VIEs are administered by the trustee of each fund solely as collateral to satisfy the obligations of the Consolidated VIEs. If the Company were to liquidate, the assets of the Consolidated VIEs would not be available to the Company's general creditors, and as a result, the Company does not consider them its assets. Additionally, the investors in the debt and residual interests of the Consolidated VIEs have no recourse to the Company's general assets. Therefore, this debt is not the Company's obligation.

Consolidated CLOs—The following table summarizes the consolidated assets and non-recourse liabilities of the Consolidated CLOs included in the Consolidated Balance Sheets and the total maximum exposure to loss on these Consolidated CLOs, as follows (1):

	December 31, 2013	December 31, 2012
	(In thousands)
Total Assets	$10,963,096	$9,933,495
Total Liabilities (non-recourse)	10,756,652	9,806,010

Maximum exposure to loss:
Investments and beneficial interests (2)	$49,490	$47,454
Receivables	3,836	2,674
Total maximum exposure to loss	$53,326	$50,128

Explanatory Notes:
________________________________

(1)	In addition, exposure to loss excludes future investment advisory fees on the Consolidated VIEs, which are not included in the table above.

(2)
Amounts are eliminated in consolidation. As of December 31, 2013, the Company invested $44.3 million directly in the residual interests of its Consolidated CLOs and through its ownership of the Co-Investment Fund (see Note 2), the Company invested an additional $5.2 million in the residual interests of its Consolidated CLOs.

Other Consolidated VIEs (Warehouses)—The following table summarizes the Company's consolidated assets and non-recourse liabilities of other Consolidated VIEs included in the Consolidated Balance Sheets:

	December 31, 2013			December 31, 2012
	Consolidated Assets	Consolidated Total Non-Recourse Liabilities	Maximum Exposure to Loss (1)	Consolidated Assets	Consolidated Total Non-Recourse Liabilities	Maximum Exposure to Loss (1)
	(In thousands)
Warehouses (1)	$403,251	$357,725	$42,279	$334,420	$307,025	$26,723

Explanatory Notes:
________________________________

(1)
Maximum exposure to loss is generally limited to the Company's investment in the entity. As of December 31, 2013 and 2012, the Company consolidated two and one warehouses, respectively. Amounts are eliminated in consolidation. As of December 31, 2013, the Company invested $32.5 million directly in its warehouses and through its ownership of the Co-Investment Fund (see Note 2), the Company invested an additional $9.7 million in the Warehouses.

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table below represents total net results of the Consolidated VIEs included in the net results of the Consolidated Entities on the Consolidated Statements of Operations:

	For the Years Ended December 31,
	2013	2012
	(In thousands)
Consolidated CLOs	$160,971	$(171,967)
Warehouses (1)	8,898	3,756
DFR MM CLO (2)	—	(169)
Net results of Consolidated Entities	169,869	(168,380)

Explanatory Notes:
________________________________

(1)	During the years ended December 31, 2013 and 2012, the Company's results from warehouses included six and two warehouse investments, respectively.

(2)	The Company's investment in and rights to manage DFR MM CLO were sold during February 2012 (see Note 2).

Note 6—Fair Value of Financial Instruments
Assets and Liabilities Measured at Fair Value on a Recurring Basis—The following tables summarizes the Company's assets and liabilities carried at fair value on a recurring basis, by class and by level:

	December 31, 2013				December 31, 2012
	Level 1	Level 2	Level 3	Estimated Fair Value	Level 1		Level 2	Level 3	Estimated Fair Value
	(In thousands)				(In thousands)
Assets
Investments at fair value:
Investment in Funds	$—	$10,827	$—	$10,827	$—		$5,058	$—	$5,058
Loans (1)	—	5,546	510	6,056	—		—	—	—
Subtotal	—	16,373	510	16,883	—		5,058	—	5,058
Consolidated Entities:
Loans	—	8,604,967	1,706,290	10,311,257	—		7,740,574	1,177,058	8,917,632
Corporate bonds	—	—	16,220	16,220	—		—	67,438	67,438
Structured products & other	—	—	93,516	93,516	—		—	81,709	81,709
Total Consolidated Entities	—	8,604,967	1,816,026	10,420,993	—		7,740,574	1,326,205	9,066,779
Total Assets	$—	$8,621,340	$1,816,536	$10,437,876	$—	—	$7,745,632	$1,326,205	$9,071,837
Liabilities
Contingent liabilities	$—	$—	$16,961	$16,961	$—		$—	$33,783	$33,783
Consolidated Entities:
Derivative liabilities	—	—	—	—	—		—	—	—
Long-term debt (2)	—	—	10,484,975	10,484,975	—		—	9,596,434	9,596,434
Total Consolidated Entities	—	—	10,484,975	10,484,975	—		—	9,596,434	9,596,434
Total Liabilities	$—	$—	$10,501,936	$10,501,936	$—		$—	$9,630,217	$9,630,217

Explanatory Notes:
______________________________

(1)	During the year ended December 31, 2013, one loan was purchased and classified as Level 3.

(2)	The Company generally invests in the residual equity of the CLOs it sponsors and invests in the warehouses it issues.

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Changes in Level 3 Recurring Fair Value Measurements—The following tables summarize by class the changes in financial assets and liabilities measured at fair value classified within Level 3 of the valuation hierarchy. Net realized and unrealized gains (losses) for Level 3 financial assets and liabilities measured at fair value are included in the Consolidated Statements of Operations.

	Level 3 Financial Assets at Fair Value
	For the Year Ended December 31, 2013				For the Year Ended December 31, 2012
	Investment Assets of Consolidated Entities				Investment Assets of Consolidated Entities
	Loans	Corporate Bonds	Structured Products & Other	Total	Loans	Corporate Bonds	Structured Products & Other	Total
	(In thousands)
Estimated fair value, beginning of period	$1,177,058	$67,438	$81,709	$1,326,205	$19,729	$154,096	$53,087	$226,912
Transfers into Level 3 (1)	177,504	—	—	177,504	1,167,456	—	—	1,167,456
Transfers out of Level 3 (2)	(192,767)	—	—	(192,767)	(5,933)	—	—	(5,933)
Transfers in due to consolidation or acquisition	—	—	—	—	660	—	863	1,523
Transfers out due to deconsolidation (3)	—	—	—	—	—	(5,708)	—	(5,708)
Transfers between classes (4)	—	—	—	—	—	(33,290)	33,290	—
Net realized/unrealized gains (losses)	6,746	686	13,041	20,473	1,058	7,027	10,295	18,380
Purchases	1,344,196	16,954	19,471	1,380,621	10,886	—	29,175	40,061
Sales	(397,281)	(68,361)	(14,128)	(479,770)	(1,430)	(53,523)	(24,479)	(79,432)
Settlements	(409,166)	(497)	(6,577)	(416,240)	(15,368)	(1,164)	(20,522)	(37,054)
Estimated fair value, end of period	$1,706,290	$16,220	$93,516	$1,816,026	$1,177,058	$67,438	$81,709	$1,326,205
Change in unrealized gains (losses) for the period for the assets held as of the end of the period	$7,493	$290	$10,214	$17,997	$14,748	$5,390	$11,204	$31,342

Explanatory Notes:
______________________________

(1)
2013 transfers in represent loans valued currently by a third party pricing service using composite prices determined using less than two quotes which were valued quarterly by the same third party pricing service using composite prices determined using two or more quotes. Prior to December 31, 2012, the Company categorized all loans valued by a third-party pricing service or the Company's comparable companies pricing model as Level 2. Therefore, transfers in represented loans valued by an internally developed model utilizing unobservable market inputs.

(2)
2013 transfers out represent loans marked quarterly by an internally developed pricing model, broker quotes, or a third party pricing service using composite prices determined using less than two quotes and are now being marked by a third party pricing service using composite prices determined using two or more quotes. 2012 transfers out represent loans valued by the comparable companies pricing model or broker quotes prior to December 31, 2012, which were previously valued by an internally developed model utilizing unobservable market inputs.

(3)	The transfers out due to deconsolidation represent corporate bonds held in the DFR MM CLO (which the management rights and investment was sold in 2012).

(4)	The transfers between classes represent investments in CLOs and CDOs classified as corporate bonds as of December 31, 2012.

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Level 3 Financial Liabilities at Fair Value
	For the Year Ended December 31, 2013			For the Year Ended December 31, 2012
	Contingent Liabilities at Fair Value	Long-term Debt of Consolidated Entities	Total	Contingent Liabilities at Fair Value	Long-term Debt of Consolidated Entities	Total
	(In thousands)
Estimated fair value, beginning of period	$33,783	$9,596,434	$9,630,217	$39,279	$7,559,568	$7,598,847
Sale of investments in Consolidated CLOs (1)	—	10,438	10,438	—	3,716	3,716
Transfers out of Level 3	—	—	—	—	(9,050)	(9,050)
Transfer in due to consolidation or acquisition	—	—	—	—	313,093	313,093
Net realized/unrealized (gains) losses	(1,644)	193,633	191,989	11,452	772,147	783,599
Purchases	—	30,906	30,906	—	62,946	62,946
Sales	—	(10,000)	(10,000)	—	(5,000)	(5,000)
Issuances	—	3,060,413	3,060,413	—	1,817,248	1,817,248
Settlements	(15,178)	(2,396,849)	(2,412,027)	(16,948)	(918,234)	(935,182)
Estimated fair value, end of period	$16,961	$10,484,975	$10,501,936	$33,783	$9,596,434	$9,630,217
Change in unrealized gains (losses) for the period for the liabilities outstanding as of the end of the period	$2,118	$97,471	$99,589	$(13,499)	$(533,729)	$(547,228)

Explanatory Note:
__________________________

(1)
The transfers into Level 3 represent the Company's sales of its residual interests in the Consolidated CLOs. The sale removes the requirement to consolidate the CLOs, therefore, debt and/or subordinated notes of the CLOs are no longer eliminated in consolidation.

Quantitative Information about Level 3 Assets & Liabilities—ASC Topic 820-Fair Value Measurement, as amended by Accounting Standards Update ("ASU") 2011-04, Fair Value Measurement, requires disclosure of quantitative information about the significant unobservable inputs used in the valuation of assets and liabilities classified as Level 3 within the fair value hierarchy.  Disclosure of this information is not required in circumstances where a valuation (unadjusted) is obtained from a third-party pricing service and the information regarding the unobservable inputs is not reasonably available to the Company.  As such, the disclosure provided below provides quantitative information about the significant unobservable inputs used in the valuation of the contingent liabilities and the long-term debt of the Consolidated CLOs and excludes the significant unobservable inputs used in valuing investments of the Consolidated CLOs as they were provided by a third party pricing service.

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

	December 31, 2013	December 31, 2012	Impact of Increase in Input on Fair Value Measurement (2)
Significant Unobservable Input	Range	Range
Default rate (1)	1-2%	1-2%	Decrease
Recovery rate (1)	70-75%	70-75%	Increase
Pre-payment rate (1)	25-40%	25-30%	Decrease
Reinvestment spread of assets above LIBOR	3.0-3.8%	3.0-4.0%	Increase
Reinvestment price of assets	99.5-100.0	99.5-100.0	Increase

Explanatory Notes:
____________________________

(1)	Generally an increase in the default rate would be accompanied by a directionally opposite change in assumption for the recovery and pre-payment rates.

(2)	The impact of a decrease in input would have the opposite impact to the fair value as that presented in the table.

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The valuation model for contingent liabilities discounts the investment advisory fees subject to fee-sharing arrangements from projected cash flow models (described above). The discount rate varies by type of investment advisory fee (senior management fee, subordinated management fee, or incentive fee), the priority of that investment advisory fee in the waterfall of the CLO and the relative risk associated with the respective investment advisory fee cash flow projections. Increases (decreases) in the discount rates in isolation would result in a lower (higher) fair value measurement. As of December 31, 2013 and 2012, the Company used discount rates ranging from 5.1% to 15.0% and 6.0% to 15.0%, respectively.

The valuation of long-term debt of the Consolidated CLOs discounts the cash flows to each tranche of debt and subordinated notes provided from the projected cash flow models (described above). The discount rate varies by the original credit rating of each tranche of debt or year of issuance for the subordinated notes. Increases (decreases) in the discount rates in isolation would result in a lower (higher) fair value measurement. As of December 31, 2013 and 2012, for the debt tranches, the Company used discount rates above LIBOR ranging from 0.6% to 7.1% and 1.0% to 9.0%, respectively, and for the subordinated notes tranches the Company used a discount rate of 12% and discount ranging from 12% to 15%, respectively.

Carrying Value and Estimated Fair Value of Financial Assets and Liabilities—The Company has not elected the fair value option for certain financial liabilities. A summary of the carrying value and estimated fair value of those liabilities are as follows:

	As of December 31, 2013		As of December 31, 2012
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(In thousands)
Financial liabilities:
Long-term debt:
Convertible Notes (1)	$19,164	$32,149	$18,233	$33,058
Junior Subordinated Notes (2)	$120,000	$63,535	$120,000	$47,752

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

The carrying value of other financial instruments including cash and cash equivalents, due from brokers, restricted cash and cash equivalents, receivables, due to brokers, deferred purchase payments, Consolidated Entities' due from brokers, Consolidated Entities' restricted cash and cash equivalents, Consolidated Entities' receivables and Consolidated Entities' due to brokers approximate the fair value of the instruments and are all considered Level 1 on the fair value hierarchy. The fair value of other financial instruments including investments at fair value, contingent liabilities at fair value, Consolidated Entities' investment at fair value and Consolidated Entities' long-term debt are included in the previous fair value hierarchy tables above.

Loans and other investments classified as investments at fair value of the Consolidated Entities are diversified over multiple industries. In addition, applicable agreements to CLOs and warehouses outline industry concentration limits. Management does not believe the Company has any significant concentration risks.

Fair Value Methodologies of Financial Instruments—The following is a description of the Company's valuation methodologies for financial instruments measured at fair value by class as required by ASC Topic 820, including the general classification of such instruments pursuant to the valuation hierarchy.

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Investments in Funds—Investments in Funds represents the Company's investment in certain credit funds where the Company co-invests with third party investors. The balance as of December 31, 2013 represents an open-ended credit fund. The fair value of investments in funds are generally determined based on the Company's proportionate share of the Net Asset Value ("NAV") of the fund. The Company and third party investors have the ability to redeem their investments at their respective proportionate share of NAV at, or within three months of the reporting date. The NAV calculation includes significant inputs including the valuation of assets and liabilities of the fund. A third-party pricing service provides the underlying asset prices in the fund, which are generally observable. Investments at fair value valued in this manner are classified as Level 2 within the fair value hierarchy.

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

Structured Products & Other—Structured products and other primarily represents the fair value of investments in third party CLOs or CDOs which are generally valued via a third-party pricing service. The inputs to the valuation include recent trades, discount rates, forward yield curves, and loan level information (including loan loss, recovery and default rates, prepayment speeds and other security specific information obtained from the trustee and other service providers related to the product being valued). Although the inputs used in the third-party pricing services valuation model are generally obtained from active markets and are observable, the third-party pricing service does not provide sufficient visibility into their pricing model. When a value from a third-party pricing service is unavailable, the value may be based on an internally developed discounted cash flow model which includes unobservable market inputs or by broker quote.  Inputs to the internally developed model include the structure of the product being valued, estimates related to loan default, recovery and discount rates. Accordingly other assets are classified as Level 3 within the fair value hierarchy.

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

The Company generally invests in the residual equity of the CLOs it sponsors and invests in the warehouses it issues. As of December 31, 2013 and 2012, the fair value of the Company's investments in the Consolidated VIEs was $91.8 million and $74.2 million, respectively. As noted in Note 3, the Company is generally required to consolidate these entities under the VIE rules, therefore the total amount of the CLO and warehouse debt is reflected on the Consolidated Balance Sheets.

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7—Net Results of Consolidated Entities

The following table is a summary of the components of "Net results of Consolidated Entities":

	For the Years Ended December 31,
	2013	2012
	(in thousands)
Investment income	$474,148	$402,168
Interest expense	(127,059)	(96,675)
Net investment income	347,089	305,493
Net gain (loss) on investments at fair value	56,321	321,321
Net gain (loss) on liabilities at fair value	(193,633)	(772,147)
Net gain (loss) on other investments and derivatives	(51)	861
Net gain (loss) from activities of Consolidated Entities	$209,726	$(144,472)
Expenses of Consolidated Entities	(39,857)	(23,908)
Net Results of Consolidated Entities (1)	$169,869	$(168,380)

Explanatory Note:
________________________________

(1)	See Note 3 for a reconciliation of Net Results from Consolidated Entities attributable to CIFC Corp.

Note 8—Equipment and Improvements
Equipment and improvements consisted of the following:

		As of December 31,
	Estimated initial useful life	2013	2012
	(In years)	(In thousands)
Equipment and computer software	3-5	$2,410	$1,465
Leasehold improvements	11	2,409	2,461
Office furniture and fixtures	7	644	623
Equipment and improvements, gross		5,463	4,549
Less: accumulated depreciation (1)		(1,202)	(570)
Equipment and improvements, net		$4,261	$3,979

Explanatory Note:
________________________________

(1)	Depreciation expense related to equipment and improvements totaled $0.7 million and $0.5 million for the years ended December 31, 2013 and 2012, respectively.
During the year ended December 31, 2013 and 2012, additions to equipment and improvements totaled $1.0 million and $4.2 million, respectively.

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9—Intangible Assets & Goodwill

Intangible assets are comprised of the following (1):

	Weighted-Average Remaining Estimated Useful Life	Gross Carrying Amount (1)	Accumulated Amortization (2)	Net Carrying Amount
	(In years)	(In thousands)
December 31, 2013:
Investment management contracts	4.0	$72,941	$52,661	$20,280
Referral arrangement	5.8	3,810	572	3,238
Non-compete agreements	4.2	1,535	736	799
Trade name	7.3	1,250	344	906
Total intangible assets		$79,536	$54,313	$25,223
December 31, 2012:
Investment management contracts	5.4	$76,047	$38,727	$37,320
Referral arrangement	6.8	3,810	95	3,715
Non-compete agreements	4.8	1,535	465	1,070
Trade name	8.3	1,250	219	1,031
Total intangible assets		$82,642	$39,506	$43,136

Explanatory Notes:
_________________________________

(1)	Gross carrying amounts have been adjusted for impaired assets as of the date presented.

(2)	During the years ended December 31, 2013 and 2012, the Company recorded amortization expense on its intangible assets of $14.8 million and $17.4 million, respectively.

The following table presents expected amortization expense of the existing intangible assets:

(In thousands)
2014	10,149
2015	6,796
2016	4,010
2017	2,172
2018	1,527
Thereafter	569
$25,223

During the year ended December 31, 2013, the Company received notices from holders of certain CLOs exercising their rights to call the CLOs for redemption. As a result of these calls, the Company recorded a $1.0 million expense to fully impair the intangible asset associated with these management contracts. In addition, the Company also recorded a $2.1 million impairment charge to fully impair CDO related management contracts. The Company determined that the carrying value of intangible assets attributable to its non-core CDO assets were no longer recoverable. Assets held in CDOs are expected to continue to decline as the funds run-off per their contractual terms.

In January 2012, the Company completed the sale of its rights to manage Gillespie CLO PLC (“Gillespie”), a European CLO. The sale price was comprised of a $7.1 million payment on the closing date and contingent payments of $1.4 million which were collected as of December 31, 2013. During the years ended December 31, 2013 and 2012, the Company recorded a net gain on the sale of Gillespie of $1.4 million and $5.8 million within "Net gain on the sale of management contract" in the Consolidated Statements of Operations.

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the year ended December 31, 2012, the Company received notice from a holder of Primus CLO I, Ltd. (“Primus I”) exercising their rights to call the CLO for redemption. As a result of the call, the Company recorded a $1.8 million expense to fully impair the intangible asset associated with the management contract.

Goodwill

The following table presents the changes in carrying amount of goodwill:

	As of December 31,
	2013	2012
	(In thousands)
Beginning balance:
Goodwill	$174,126	$166,050
Accumulated impairment losses (1)	(98,126)	(98,126)
Net beginning balance	76,000	67,924

Additions (2)	—	8,076

Ending balance:
Goodwill	174,126	174,126
Accumulated impairment losses (1)	(98,126)	(98,126)
Net ending balance	$76,000	$76,000

Explanatory Notes:
________________________________

(1)	Goodwill associated with the acquisition of Deerfield & Company ("Deerfield") has been fully impaired.

(2)	During the year ended December 31, 2012, goodwill additions were related to the GECC Transaction. See Note 4.

For purposes of reviewing impairment and recoverability of goodwill, management must make various assumptions regarding estimated future cash flows and other factors in determining the fair value of the Company's only reporting unit. In evaluating the recoverability of goodwill, the fair value of the reporting unit is derived utilizing a blended the income and market approach. Under the income approach management makes various assumptions regarding estimated future cash flows and other factors in determining the fair value of the reporting unit. Under the market approach, management determined the fair value of the reporting unit based on multiples of EBITDA of comparable publicly-traded companies and guideline acquisitions. Based on the annual impairment review, management determined that goodwill was not impaired during the both the years ended December 31, 2013 and 2012.

Note 10—Deferred Purchase Payments and Contingent Liabilities at Fair Value

The Company's Deferred Purchase Payments and Contingent Liabilities at fair value are as follows:

	December 31, 2013	December 31, 2012
	(In thousands)
Deferred purchase payments	$1,179	$4,778

Contingent liabilities from the Merger (related party) - Note 15	$15,349	$29,152
Contingent liabilities value assumed through the Merger	1,612	4,631
Contingent liabilities at fair value	$16,961	$33,783

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred Purchase Payments—The consideration for the Merger includes the payment to CIFC Parent of $7.5 million of cash payable in three equal installments of $2.5 million (subject to certain adjustments). As of December 31, 2013, no remaining amounts outstanding under this agreement.

The consideration for the CNCIM acquisition includes deferred purchase payments totaling $7.5 million in cash payable in five equal annual installments beginning in December 2010. The remaining installment of $1.5 million is payable on December 9, 2014.

During the years ended December 31, 2013 and 2012, the Company made deferred purchase payments of $4.0 million for both years, respectively. As of December 31, 2013 and 2012, the fair value of the remaining deferred purchase payments of $1.2 million and $4.8 million, respectively, was included in the Consolidated Balance Sheets.

Contingent Liabilities at Fair Value—In addition to the consideration paid at Merger date, the Company was required to pay CIFC Parent a portion of incentives earned on six CLOs managed by CIFCAM (the "Legacy CIFC CLOs"). The terms of these payments were as follows: (i) the first $15.0 million of incentive fees received, (ii) 50% of any incentive fees in excess of $15.0 million in aggregate received from the Legacy CIFC CLOs by the combined company over ten years from April 13, 2011 (the "Merger Closing Date") and (iii) payments relating to the present value of any such incentive fees from the Legacy CIFC CLOs that remain payable to the combined company after the tenth anniversary of the Merger Closing Date.

During the years ended December 31, 2013 and 2012, the Company made total payments of $12.5 million and $6.1 million related to these contingent liabilities. In addition, during the year ended December 31, 2013, the Company made its last payment to fulfill its obligation under (i) above. Accordingly, as of December 31, 2013, there are no remaining payments under item (i) and the Company made cumulative payments of $6.5 million under item (ii) to date.

In addition, the Company also assumed contingent liabilities during the Merger that primarily represent contingent consideration related to Legacy CIFC’s acquisition of CypressTree in December 2010. The assumed contingent liabilities are based on a fixed percentage of certain advisory fees from the CypressTree CLOs. These fixed percentages vary by CLO. From Merger date to June 2013 the minimum fixed percentage was 55%, and effective July 2013, the minimum fixed percentage was 39%. During the years ended December 31, 2013 and 2012, the Company made payments of $2.6 million and $10.8 million related to these contingent liabilities.  In addition, during the years ended ended December 31, 2013 and 2012 the Company made earn-out payments which reduced the required future payments of $0.3 million and $6.2 million, respectively.

The following table presents the changes in fair value of contingent liabilities recorded within "Net gain (loss) on liabilities at fair value" on the Consolidated Statements of Operations:

	For the Years Ended December 31,
	2013	2012
	(In thousands)
Contingent liabilities from the Merger	$1,269	$(12,404)
Contingent liabilities assumed through the Merger	375	952
Total net gain (loss) on contingent liabilities at fair value	$1,644	$(11,452)

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11—Long-Term Debt

The following table summarizes the Company's long-term debt:

	December 31, 2013			December 31, 2012
	Carrying Value	Current Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Carrying Value	Current Weighted Average Borrowing Rate	Weighted Average Remaining Maturity
	(In thousands)		(In years)	(In thousands)		(In years)
Recourse debt:
March Junior Subordinated Notes (1)	$95,000	1.00%	21.8	$95,000	1.00%	22.8
October Junior Subordinated Notes (2)	25,000	3.73%	21.8	25,000	3.81%	22.8
Total Subordinated Notes Debt	$120,000	1.57%	21.8	$120,000	1.59%	22.8

Convertible Notes (3)	$19,164	10.00%	3.9	$18,233	9.00%	4.9
Total recourse debt	$139,164			$138,233

Non-recourse Consolidated Entities' debt:
Consolidated CLOs (4)	$10,336,453	1.43%	8.3	$9,325,982	1.16%	8.1
Warehouses (5)	148,522	1.30%	n/m	270,452	2.12%	n/m
Total non-recourse Consolidated Entities' debt	$10,484,975	1.43%	8.2	$9,596,434	1.19%	7.9
Total long-term debt	$10,624,139			$9,734,667

Explanatory Notes:
________________________________

(1)	March Junior Subordinated Notes bear interest at an annual rate of 1% through April 30, 2015 and 3 month LIBOR plus 2.58% thereafter until maturity, October 30, 2035.

(2)	October Junior Subordinated Notes bear interest at an annual rate of 3 month LIBOR plus 3.50% and mature on October 30, 2035.

(3)
As of December 31, 2013 and 2012, Convertible Notes were recorded net of a discount of $5.8 million and $6.8 million, respectively and paid interest at the stated rates of 10.00% and 9.00%, respectively. Including the discount, the effective rate of interest is 18.14% for both periods.

(4)
Long-term debt of the Consolidated CLOs is recorded at fair value. The subordinated notes of Consolidated CLOs do not have a stated interest rate, and are therefore excluded from the calculation of the weighted average borrowing rate. As of December 31, 2013 and 2012, the par value of the Consolidated CLOs long-term debt (including subordinated notes) was $10.9 billion and $9.8 billion, respectively.

(5)
Long-term debt of warehouses not held by the Company is recorded at fair value. The fair value excludes the preferred shares of Warehouse(s) outstanding as of each respective period not held by the Company, which have a par value of $67.5 million and $25.6 million as of December 31, 2013 and 2012, respectively. They do not have a stated interest rate and are excluded from the calculation of the weighted average borrowing rate.

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

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Convertible Notes—The $25.0 million aggregate principal amount of Convertible Notes are held by a related party, DFR Holdings, and are convertible into 4,132,231 shares of common stock (as such amount may be adjusted in certain events or increased in connection with the payment of interest-in-kind ("PIK Interest")) at an initial conversion price of $6.05 per share, subject to adjustment. The Convertible Notes will mature on December 9, 2017. Interest is paid in cash at a per annum rate, currently at 10% and will increase to 11% on June 9, 2014; provided, that the Company may, at its sole discretion and upon notice to the holders of the Convertible Notes, elect to pay up to 50% of the interest payment due to any holder of the Convertible Notes in PIK Interest, subject to certain conditions.
The Convertible Notes are redeemable at the Company's option at a price equal to 100% of their principal amount, plus, if the redemption occurs prior to June 9, 2014, an amount equal to 50% of the then outstanding interest rate multiplied by the outstanding principal amount.  The Convertible Notes are redeemable at the Company's option on or after June 9, 2014 without prepayment penalty.
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
Non-Recourse Consolidated Entities Debt
Consolidated CLOs—During the year ended December 31, 2013, the Consolidated CLOs issued $2.6 billion of debt, paid down $1.5 billion of their outstanding debt, made net borrowings under revolving credit facilities of $20.6 million, and distributed $256.2 million to the holders of their subordinated notes. During the year ended December 31, 2012, the Consolidated CLOs issued $1.6 billion of debt, paid down $690.4 million of their outstanding debt, made net borrowings under revolving credit facilities of $57.8 million, and distributed $228.4 million to the holders of their subordinated notes.
The carrying value of the assets of the Consolidated CLOs, which are the only assets to which the Consolidated CLO debt holders have recourse for repayment was $11.0 billion and $9.9 billion as of December 31, 2013 and 2012, respectively.
Other Consolidated Entities—The debt and equity holders have recourse to the total assets of the respective Consolidated VIE's assets. See Note 5 for further details of the Company's exposure to loss on Consolidated VIEs.

Note 12—Equity

Common Stock—During the years ended December 31, 2013 and 2012, the Company granted and issued shares of common stock of 20,352 and 20,922, respectively, to its directors as a component of their compensation and recorded $0.2 million and $0.2 million, respectively of "Compensation and benefits" on the Consolidated Statements of Operations. These grants were fully vested and expensed based on the grant date fair value of the Company's common shares.

The Company has Convertible Notes that are convertible into 4.1 million shares (the “Conversion Shares”) of common stock (such amount may be adjusted in certain events or increased in connection with the payment of in-kind interest at an initial conversion price of $6.05 per share, subject to adjustment).

The Company paid a $0.10 quarterly dividend during the third and fourth quarter of the year to shareholders of record as of August 27, 2013 and November 25, 2013, respectively. Subsequent to year end, the Company declared a cash dividend of $0.10 per share which will be paid on April 25, 2014 to shareholders of record as of the close of business on April 4, 2014 (see also Note 18). No dividends were declared during 2012.

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Treasury Stock/Stock Repurchases—On March 29, 2012, the Board of Directors ("the Board") approved a $10.0 million share repurchase program. Shares may be repurchased from time to time and in such amounts as market conditions warrant, subject to price ranges set by management and regulatory considerations. The share repurchase program does not have an expiration date. During the year ended December 31, 2013, the Company repurchased 34,995 common shares in open-market transactions for an aggregate cost of $0.3 million with an average price per share of $7.16. As of December 31, 2013, the Company was authorized to repurchase up to $5.4 million of its common stock under its share repurchase program.

During the year ended December 31, 2012, the Company repurchased 661,076 common shares in open-market transactions for an aggregate cost of $4.4 million with an average price per share of $6.60. During the same year, the Board authorized the constructive retirement of 565,627 treasury shares with an aggregate cost of $3.7 million. As a result, the cost of the shares constructively retired was reclassified from "Treasury stock" to "Additional paid-in capital" on the Consolidated Balance Sheet.

Stock Options—The Company issues stock-based awards to certain of its employees and recognizes related stock-based compensation for these equity awards in the consolidated financial statements. These awards are issued pursuant to the CIFC Corp. 2011 Stock Option and Incentive Plan (the “2011 Stock Plan”). As of December 31, 2013, the aggregate number of shares authorized for issuance under the 2011 Stock Plan was 4,181,929 and 222,789 shares remained available for issuance under the 2011 Stock Plan.

Stock-based compensation for equity-classified awards is measured at the date of grant, based on an estimate of the fair value of the award and is generally expensed over the vesting period of the grant. On December 18, 2013, the Company entered into a multi-year employment contract with Peter Gleysteen to serve as Vice Chairman of the Board of Directors. The agreement accelerated the vesting of his stock option awards which resulted in an additional $1.8 million of compensation and benefits expense recognized during the current year. During the years ended December 31, 2013 and 2012, the Company recorded total stock-based compensation expense of $4.5 million and $2.1 million, respectively on the Consolidated Statements of Operations within "Compensation and benefits." As of December 31, 2013, there was $4.2 million of estimated unrecognized compensation expense related to unvested awards, net of estimated forfeitures, which is expected to be recognized over a weighted average vesting period of 1.6 years.

The following table summarizes certain Stock Options activity:

	Number of Shares Underlying Stock-Based Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at December 31, 2011	1,550,000	$7.20
Granted (1)	2,779,501	5.48
Forfeited (2)	(734,688)	6.34
Outstanding at December 31, 2012	3,594,813	$6.05	9.07	$7,007
Granted	430,000	8.65
Exercised	(100,000)	5.41
Forfeited (2)	(45,000)	8.65
Outstanding at December 31, 2013	3,879,813	$6.33	5.77	$5,979
Exercisable at December 31, 2013	2,212,860	$6.19	3.69	$3,528
Vested and Expected to vest at December 31, 2013 (3)	3,713,117	$6.32	5.65	$5,734

Explanatory Notes:
________________________________

(1)	During the year ended December 31, 2013 and 2012, weighted average grant date fair value was $4.08 and $2.64, respectively.

(2)	The forfeited stock-based awards are returned to the grant pool for reissuance under the 2011 Stock Plan.

(3)	Includes a reduction to outstanding options at period end for expected forfeiture rate over the life of the options.

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Management estimates the fair value of stock-based awards using the Black-Scholes option pricing model. The weighted average assumptions as of the grant date related to stock-based awards (by period issued) are listed in the table below:

	For the Years Ended December 31,
	2013	2012
Expected dividend yield	—	—
Expected volatility	48.75%	50.15%
Risk-free interest rate	1.10%	1.20%
Expected life (years)	6.11	6.10

The stock-based awards granted generally have exercise prices equal to the fair market value of the stock on the date of grant, a contractual term of 10 years and a vesting period of approximately 4 years. In addition to awards with service conditions, certain of the awards also contain performance conditions. The expected dividend yield is the expected annual dividend as a percentage of the fair market value of the stock on the date of grant. All options were granted prior to the Company declaring a dividend therefore the expected dividend yield included the assumption that the Company did not expect to make dividend distributions in the foreseeable future at the grant date. The expected volatility is estimated by considering the historical volatility of the Company's stock, the historical and implied volatility of peer companies and the Company's expectations of volatility for the expected life of the stock-based awards. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for an instrument which closely approximates the expected option term. The expected option term is the number of years management estimates that the stock-based award will be outstanding prior to exercise. The expected life of the stock-based awards issued is determined using the simplified method.

Restricted Stock Units—Each of the restricted stock units outstanding represents the right to receive one share of the Company's common stock, subject to acceleration upon the occurrence of certain specified events. The number of restricted stock units may be adjusted, as determined by the Board, in connection with any stock dividends, stock splits, subdivisions or consolidations of shares (including reverse stock splits) or similar changes in the Company's capitalization. During the year ended December 31, 2013, the Company granted 15,000 restricted stock units to an employee with one quarter of the award vesting on December 21, 2013. The remainder of the award will vest ratably over the remaining three years. As these awards are not entitled to dividends, the fair value of these awards was determined using on the Company's grant date common stock price less the present value of the expected dividends forgone during the vesting period.

The following table summarizes restricted stock units activity:

	For the Years Ended December 31,
	2013	2012
Restricted stock units outstanding, beginning of period	103,360	170,688
Granted	15,000	—
Settled (1)	(99,874)	(67,328)
Restricted stock units outstanding, end of period	18,486	103,360

Explanatory Note:
_________________________________

(1)
Represents the gross number of RSUs settled during the period with the issuance of common stock to the restricted stock unit holder.  During the year ended December 31, 2013, the Company issued 88,888 shares of common stock to settle restricted stock grants from 2009, 7,236 shares of common stock to settle the second 1/3 annual installment of the RSUs granted in 2011 and 3,750 shares of common stock to settle the 1/4 annual installment of the RSUs granted in 2013. During the year ended December 31, 2012, the Company issued 60,095 shares of common stock to settle restricted stock grants from 2009 and 7,233 shares of common stock to settle the first 1/3 annual installment of the restricted stock units granted in 2011.

Profits Interests Awards—During June 2011, CIFC Parent (a related party until December 18, 2013, see Notes 1 and 15) granted certain employees of the Company profits interests in CIFC Parent that vests in thirds on the first, second and third anniversary of the grant date. The profits interests share in approximately 5% of the residual value of CIFC Parent above a specified value. These liability-based awards were measured at fair value on the grant date and are remeasured at each reporting date, with changes in fair value recorded as compensation expense, until the award is paid (or settled) by CIFC Parent. Compensation expense is recognized over the vesting period of the award on a straight line basis. In addition, a corresponding adjustment will be made to "Additional paid in capital" on the Consolidated Balance Sheets to reflect CIFC Parent's contribution to the Company's net book

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

value. Management's estimate of the fair value of these awards was based on a discounted cash flow model that includes estimates related to the performance of CIFC Parent.

During the year ended December 31, 2013, the Company recorded a non-cash compensation expense of $2.8 million in "Compensation and benefits" on the Consolidated Statements of Operations related to the amortization and remeasurement of the value of the awards. During the year ended December 31, 2012, the Company recorded a non-cash compensation expense of $2.1 million in "Compensation and benefits" on the Consolidated Statement of Operations. As of December 31, 2013 and 2012, there was $0.2 million and $2.1 million, respectively, of estimated unrecognized compensation expense related to these awards.

Warrants—On the closing date of the GECC transaction, the Company issued the GECEII Warrant which gave the holder the right to purchase 2.0 million shares of a newly created class of non-voting stock. In December of 2013, DFR Holdings purchased these warrants from GE Capital (the "DFR Warrants"). The DFR Warrant maintained the same terms as the GECEII Warrant, however, upon transfer, they entitle the holder the right to purchase 2.0 million shares of the Company's voting common stock. This warrant has an exercise price of $6.375 per share, is immediately exercisable and expires September 24, 2014. The warrant will be automatically exercised on a net share issuance basis upon the consummation of a change of control transaction or a liquidation event involving the Company. During the year ended December 31, 2012, the Company recorded a $3.7 million increase to "Additional paid-in capital" on the Consolidated Balance Sheet for the Closing Date fair value of the warrants. See Note 4 for additional information.

In connection with the restructuring of an investment product formerly managed by the Company, the Company issued 250,000 warrants. These warrants provides the holders the right to purchase shares of the Company's common stock at an exercise price of $4.25 per share and expire on April 9, 2014.  During the year ended December 31, 2012, the Company settled 25,000 of the then outstanding warrants for cash payment.  The decision to settle the warrants in cash, rather than shares was at the Company's discretion. As of both December 31, 2013 and 2012, total warrants outstanding totaled 225,000.

Note 13 —Earnings (Loss) Per Share

The following table presents the calculation of basic and diluted earnings (loss) per share ("EPS"):

	For the Years Ended December 31,
	2013	2012
	(In thousands, except per share data)
Net income (loss) attributable to CIFC Corp. - basic (1)	$23,371	$(8,699)
Dilutive effect of Convertible Notes (2)	1,830	—
Net income (loss) attributable to CIFC Corp. - diluted (1)	25,201	(8,699)

Weighted-average shares - basic	20,801	20,356
Convertible Notes (2)	4,132	—
Stock options (3)	303	—
Warrants (3)	490	—
Unvested RSUs	11	n/a
Weighted-average shares - diluted	25,737	20,356

Earnings (loss) per share (1)
Basic	$1.12	$(0.43)
Diluted	$0.98	$(0.43)

Explanatory Notes:
________________________________

(1)	Amounts in the prior year have been restated to reflect immaterial adjustments identified in the current year. See Note 19.

(2)	During the year ended December 31, 2012, the Convertible Notes were considered anti-dilutive and excluded from diluted EPS.

(3)
During the year ended December 31, 2013, 1.2 million of stock options were considered anti-dilutive and excluded from diluted EPS. During the year ended December 31, 2012, 2.1 million of stock options and 2.2 million of warrants were considered anti-dilutive and excluded from diluted EPS.

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14—Income Taxes

The Company will file separate U.S. federal and state income tax returns for the tax year ended December 31, 2013 as it is no longer part of a consolidated group. For the prior tax years, including the year ended December 31, 2012, the Company filed a consolidated U.S. federal and several state income tax returns with all of its domestic corporate subsidiaries. The entities that comprise the Company's Consolidated CLOs are foreign entities that are generally exempt from U.S. federal and state income taxes. Income taxes, if any, are the responsibility of the entity’s subordinated note owners. Consequently, the Consolidated Statements of Operations do not include a provision for income tax expense (benefit) related to the pre-tax income (loss) of the Company's Consolidated CLOs. However, to the extent that the Company holds a subordinated note interest in these entities, the Company is required to include its proportionate share of CLO income in the calculation of taxable income.
The components of income tax expense (benefit) are as follows:

	For the Year Ended December 31,
	2013	2012
	(In thousands)
Current:
Federal	$15,597	$2,820
State and local	6,946	1,636
Total current expense	22,543	4,456
Deferred:
Federal (1)	(2,767)	4,570
State and local (1)	(994)	1,724
Total deferred expense (benefit) (1)	(3,761)	6,294
Total income tax expense (benefit) (1)	$18,782	$10,750

Explanatory Note:
________________________________
(1)     Amounts in the prior year have been restated to reflect immaterial adjustments identified in the current year. See Note 19.
The following table reconciles the Company's effective tax rate to the U.S. federal statutory tax rate:

	For the Year Ended December 31,
	2013	2012
Statutory U.S. federal income tax rate	35.00%	(35.00)%
Reconciling items:
Tax attributable to noncontrolling interest loss (1)	(22.24)%	35.31%
State income taxes, net of federal effect (2)	3.09%	1.11%
Permanent items	0.52%	2.26%
Valuation allowance (2)	(0.01)%	1.55%
Other (2)	(0.11)%	(0.53)%
Effective income tax rate (3)	16.25%	4.70%

Explanatory Notes:
________________________________

(1)	Includes income that is not taxable to the Company as such income is directly taxable to the noncontrolling interest holders in the Consolidated CLOs.

(2)	Amounts in the prior year have been restated to reflect immaterial adjustments identified in the current year. See Note 19.

(3)	The effective tax rate is calculated on "Income (loss) before income tax expense (benefit)."

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The tax effects of temporary differences that result in significant deferred tax assets and deferred tax liabilities are as follows:

	As of December 31,
	2013	2012
	(In thousands)
Deferred tax assets:
Intangible assets and goodwill (1)	$50,953	$49,097
State net operating loss carryforwards (1)	16,579	16,436
Federal net operating loss carryforwards	9,070	8,607
Contingent liabilities	—	1,850
Accrued and deferred subordinated management fees	—	1,573
Other (1)	10,468	10,992
Gross deferred tax asset (1)	87,070	88,555
Less: Valuation allowance (1)	(15,333)	(15,347)
Deferred tax asset (1)	71,737	73,208
Deferred tax liabilities:
Purchased intangibles	6,869	10,432
Long-term debt	4,519	4,325
Other (1)	2,674	4,537
Deferred tax liability (1)	14,062	19,294
Net deferred tax asset (1)	$57,675	$53,914

Explanatory Note:
________________________________
(1)    Amounts in the prior year have been restated to reflect immaterial adjustments identified in the current year. See Note 19.

The Company evaluates its deferred income tax assets to determine if valuation allowances are required. The determination is based on all available evidence using a ‘more likely than not” standard. The Company’s ability to realize deferred tax assets depends upon the existence of sufficient taxable income of the appropriate character (ordinary vs. capital) within the carryback or carryforward periods. The Company considered all sources of taxable income in its deferred tax asset realization analysis. As of December 31, 2013 and 2012, the Company recognized a cumulative valuation allowance of $15.3 million and $15.3 million, respectively. The valuation allowance was recorded because management assessed that it is more likely than not that only a portion of the deferred tax asset will be realized. The valuation allowance relates to deferred tax assets for state net operating loss carryforwards and certain investments that are limited under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”) due to the existence of built-in-losses at the time of the June 9, 2010 “ownership change” as defined under Section 382 of the Code (an “Ownership Change”).This limitation is effective for a five year period subsequent to the ownership change date.

Ownership Changes—The Company experienced an ownership change on June 9, 2010 as a result of the acquisition of CNCIM and on the April 13, 2011 Merger with Legacy CIFC causing a limitation on the annual use of its NOLs, NCLs, and certain recognized built-in losses. The annual limitation amount is approximately $1.3 million resulting from the June 9, 2010 ownership change. The Merger resulted in an annual limitation of approximately $9.5 million. However, as of December 31, 2012, the combined federal NOL carryforwards related to Legacy CIFC were fully utilized. For tax purposes, the Company also experienced a potential ownership change on December 20, 2013 as a result of DFR Holdings' acquisition of all of the Company’s common stock that was previously held by CIFC Parent. The Company does not anticipate further restrictions to the Section 382 limitation resulting from this transaction.

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2013, the Company had net operating loss carryforwards for US federal tax and state income tax purposes of $25.9 million which will expire in 2028 if not used. In addition, as of December 31, 2013, the Company had $1.3 million of capital loss carryforwards for U.S. Federal and state income tax purposes. These capital loss carryforwards will expire in 2014, if not utilized. As noted above, these NOLs and NCLs are subject to the annual limitation of $1.3 million. NOLs and NCLs that exceed the Section 382 Limitation in any year will continue to be allowed as carryforwards for the remainder of the carryforward period; however, if the carryforward period for any NOLs or NCLs expires before that loss is fully utilized, the unused portion will provide no future benefit.

The Company evaluates the appropriate level of tax reserves for uncertain tax positions. For the years ended December 31, 2013 and 2012, the Company did not record unrecognized tax benefits.

The Company and its subsidiaries filed income tax returns in the U.S. and various state jurisdictions. As of December 31, 2013, the Company's 2010 through 2012 U.S. federal income tax returns are open for Internal Revenue Service examination under the three-year statute of limitations. The New York state return of a subsidiary is under examination for tax years 2009 and 2010. The Company does not believe that the outcome of this audit will require the Company to record reserves for uncertain tax positions or that the outcome will have a material impact on the Consolidated Financial Statements for the years ended December 31, 2013 and 2012.

Note 15—Related Party Transactions

DFR Holdings—In December 2013, DFR Holdings purchased approximately 9.1 million shares of the Company's outstanding common stock from CIFC Parent as well as 1.0 million shares of the Company's outstanding common stock and 2.0 million warrants from GE Capital (see Note 4). As of December 31, 2013, DFR Holdings owns approximately 14.7 million shares of the Company's common stock, $25.0 million aggregate principal amount of the Company's Convertible Notes which is convertible into approximately 4.1 million shares of the Company's common stock (see Note 12) and warrants that entitle DFR Holdings the right to purchase 2.0 million shares of the Company's voting common stock (see Note 12). As of December 31, 2012 , DFR Holdings owned approximately 4.6 million shares of the Company's common stock, predominately issued as part of the consideration for the acquisition of CNCIM and the Company's Convertible Notes.

In connection with the transaction,  the Company entered into a Third Amended and Restated Stockholders Agreement  with DFR Holdings, dated December 2, 2013 (the “Stockholders Agreement”). Pursuant to the Stockholders Agreement, at each annual or special meeting of stockholders at which an election of directors is held, the Company agreed to nominate to its Board of Directors six directors designated by DFR Holdings. As detailed in the Company's Form 8-K filed with the SEC on December 3, 2013, the number of directors that can be designated by DFR Holdings reduces as they decrease their ownership (on a diluted basis) in the Company. If DFR Holdings' ownership falls below 5%,  it loses the right to designate any director. Following the transaction, three directors designated by CIFC Parent resigned and were subsequently replaced by three designees of DFR Holdings.

Related party transactions also included (i) the interest expense on Convertible notes of $3.5 million and $3.4 million during the years ended December 31, 2013 and 2012, respectively, (ii) deferred purchase payments (see Note 10), (iii) fees to the Company for providing certain administrative services to DFR Holdings, and (iv) quarterly dividends (see Note 12).

CIFC Parent—Following the sale of CIFC Parent's common shares to DFR Holdings, CIFC Parent no longer owns common shares of the Company. In addition, during the fourth quarter of 2013, the Company purchased CIFC Parent's CLO residual interests in five CLOs managed by CIFC for $13.2 million. As of December 31, 2012, CIFC Parent owned approximately 9.1 million shares of the Company's common stock, issued as part of the consideration for the Merger with Legacy CIFC.

Related party transactions also included (i) the deferred purchase payments including those classified as contingent liabilities (see Note 10), (ii) CIFC Parent's investments in CLOs managed by the Company; including nine CLOs (of which seven were Consolidated CLOs) as of December 31, 2012, (iii) fees to the Company for providing certain administrative services to CIFC Parent, (iv) profits interests granted during 2011 to certain employees of the Company (see Note 12) and (v) quarterly dividends (see Note 12).
Other—During the year ended December 31, 2013, a board member purchased $1.0 million of income notes in one of the Company's sponsored CLOs, CIFC 2013-II, through an entity in which he is a 50% equity holder.

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Total related party receivables and investment advisory fee revenues related to management agreements noted above are as follows:

	Receivables
	December 31, 2013	December 31, 2012	For the Years Ended December 31,
			2013	2012
	(in thousands)
CIFC Parent	$167	$19	$148	$199
DFR Holdings	—	17	(17)	68
Total	$167	$36	$131	$267

Note 16—Restructuring Charges

The table below provides a rollforward of the accrued restructuring charges:

	For the Years Ended December 31,
	2013	2012
	(in thousands)
Accrued Restructuring Charges, beginning of period	$1,410	$1,490
Provision	—	5,877	(1)
Payments	(735)	(4,971)
Non-Cash Settlement	—	(986)	(2)
Accrued Restructuring Charges, end of period	$675	$1,410

Explanatory Notes:
_________________________________

(1)
During the year ended December 31, 2012, the Company recorded lease termination fees of $3.1 million, a loss on disposal of associated equipment and improvements of $1.4 million, severance and termination benefits of $2.0 million, partially offset by a $0.6 million reversal of deferred rent in conjunction with the closure of the Company's former Rosemont, Illinois office.

(2)	For the year ended December 31, 2012, non-cash settlement represents the loss on disposal of equipment and improvements partially offset by the reversal of deferred rent payments noted above.

Note 17—Commitments and Contingencies
Legal Proceedings—In the ordinary course of business, the Company may be subject to legal and regulatory proceedings and examinations that are generally incidental to the Company's ongoing operations. While there can be no assurance of the ultimate disposition of any such proceedings or examinations, the Company does not believe their disposition will have a material adverse effect on the Company's Consolidated Financial Statements.

In addition, in connection with activities of one of the Company's investment advisor subsidiaries that occurred prior to the Company's acquisition of such investment advisor, the Company made certain voluntary reimbursements and other payments to certain investors and CLOs currently or formerly managed by such investment advisor. As a result of a contractual arrangement the Company was fully indemnified for these payments by the seller of such investment advisor and it is not probable and estimable that any loss will be incurred.

In addition, a suit was filed against the Company (and certain of its affiliates and directors) by a former employee. The Company denies the allegations, intends to defend itself vigorously, believes that the pending lawsuit is without merit and has filed counterclaims against the plaintiff.

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Lease Commitments—In July 2012, the Company entered into a lease agreement for its corporate headquarters (the "Lease"), which had a term of 10.5 years. During the years ended December 31, 2013 and 2012, total occupancy expense was $1.6 million and $1.4 million, respectively. The future minimum commitments under the Company's lease agreement are as follows:

(In thousands)
2014	1,607
2015	1,607
2016	1,607
2017	1,607
2018	1,680
Thereafter	7,010
$15,118

Unfunded Loan Commitments—Certain of the Consolidated CLOs have debt structures which include unfunded revolvers. Unfunded debt commitments represent the estimated fair value of those unfunded revolving debt facilities. Unfunded loan commitments represent the estimated fair value of those unfunded revolvers of loan facilities.
Unfunded loan commitments represent the estimated fair value of those unfunded revolvers of loan facilities. As of December 31, 2013 and 2012, the Consolidated CLOs had unfunded investment commitments on loans of $36.8 million and $55.3 million, respectively. The timing and amount of additional funding on these loans are at the discretion of the borrower, to the extent the borrower satisfies certain requirements and provides certain documentation. The Company does not have any obligation to fund these commitments.
Other—As of December 31, 2013 and 2012, the Company fully funded the aggregate minimum commitment to invest $30.0 million and $5.0 million, respectively, in its CIFC sponsored funds.

Note 18—Subsequent Events

Subsequent to year end, the Company sponsored the issuance of one new CLO that represents approximately $600 million of new loan-based AUM.

In addition, on March 27, 2014 the Company provided notice to GECEII that the Company intends to terminate the Investment Agreement that the Company entered into with GECEII on September 24, 2012. See Note 4.

In addition, subsequent to year end, the Company declared a cash dividend of $0.10 per share. The dividend will be paid on April 25, 2014 to shareholders of record as of the close of business on April 4, 2014.

Note 19—Immaterial Restatement of Prior Year Financial Statements

In conjunction with the 2013 financial statement close process, in an effort to ensure the completeness and accuracy of all deferred tax assets and liabilities, management identified immaterial errors in the net deferred tax assets for the years ended December 31, 2012, 2011 and 2010. These income tax errors were individually immaterial to the financial results of the respective prior years and related to the timing and recognition of temporary deferred tax items stemming from unusual or non-recurring transactions entered into before the Merger in April 2011. The correction of the cumulative amounts would be material to the 2013 Consolidated Financial Statements; therefore, the Company did not record the correcting entries in the current year and restated the 2012 Consolidated Financial Statements. The impact of the errors on the Net Income (loss) attributable to CIFC Corp. for the years ended December 31, 2012, 2011, and 2010 are as follows:

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	2012	2011	2010
	(in thousands)
Net income (loss), as previously reported	$(240,328)	$(343,754)	$(14,290)
Net income (loss) attributable to CIFC Corp., as previously reported	$(9,616)	$(32,592)	$85,921

Prior period adjustment - income tax benefit (expense)	$917	$(274)	$2,726

Net income (loss), as adjusted	$(239,411)	$(344,028)	$(11,564)
Net income (loss) attributable to CIFC Corp., as adjusted	$(8,699)	$(32,866)	$88,647

Earnings per share-basic, as previously reported	$(0.47)	$(1.82)	$9.16
Earnings per share-basic, as adjusted	$(0.43)	$(1.84)	$9.45
Earnings per share-diluted, as previously reported	$(0.47)	$(1.82)	$7.81
Earnings per share-diluted, as adjusted	$(0.43)	$(1.84)	$8.05

As part of the immaterial restatement, a cumulative adjustment of approximately $2.5 million was reflected in the opening balance of retained earnings as of January 1, 2012. For the year ended December 31, 2012, the $0.9 million immaterial restatement of income taxes was to correct an improper entry that was recorded in the fourth quarter of 2012. As a result, the first three quarters of 2012 were not impacted by the immaterial restatement. Further, comparative period disclosures in Note 14—Income Taxes have been restated to reflect the correction of these immaterial errors. Any other footnotes impacted by the restatement have been noted as such. There was no net impact on total cash flows from operating, investing and financing activities. The following changes have been made to the Company's Consolidated Balance Sheets as of December 31, 2012 (in thousands):

	As Previously Reported	Restated
Consolidated Balance Sheet as of December 31, 2012
Deferred tax asset, net	$50,545	$53,914
Total Assets	$10,504,911	$10,508,280
Retained earnings (deficit)	$(833,442)	$(830,073)
Total CIFC Corp. Stockholders' Equity	$121,319	$124,688
Total Equity	$199,348	$202,717
Total Liabilities and Equity	$10,504,911	$10,508,280

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, we carried out an evaluation, with the participation of our management, including our Principal Executive Officers and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act), as of the end of the period covered by this Annual Report. Based upon that evaluation, our Principal Executive Officers and our Chief Financial Officer concluded that our disclosure controls and procedures are effective.
Management's Annual Report on Internal Control over Financial Reporting
We are responsible for establishing and maintaining adequate internal control over financial reporting for our company as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with participation of our Principal Executive Officers and our Chief Financial Officer we assessed the effectiveness of internal control over financial reporting as of December 31, 2013. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (1992). The objective of our assessment was to determine whether our internal control over financial reporting was effective as of December 31, 2013.
Based on our assessment under the framework in Internal Control—Integrated Framework, we concluded that our internal control over financial reporting was effective as of December 31, 2013.
Attestation of Independent Public Accounting Firm
The effectiveness of internal control over financial reporting as of December 31, 2013 has been audited by our independent registered public accounting firm as stated in their report that appears on page

36
.
Change in Internal Control Over Financial Reporting
To enhance the Company's Internal Control environment, we created a new position for Head of Tax, as we continued our efforts to strengthen our managerial talent and supplement the review process with specialized technical expertise. Further, the Company employed a new Internal Auditor, reporting to the Audit Committee. In addition to testing management's internal control activities, the Internal Auditor is tasked with enhancing the monitoring and risk assessment processes, in accordance with the COSO framework.

Inherent Limitations on Effectiveness of Controls
There are inherent limitations in the effectiveness of any control system, including the potential for human error and the circumvention or overriding of the controls and procedures. Additionally, judgments in decision-making can be faulty and breakdowns can occur because of simple error or mistake. An effective control system can provide only reasonable, not absolute, assurance that the control objectives of the system are adequately met. Accordingly, our management, including our Principal Executive Officers and our Chief Financial Officer do not expect that our control system can prevent or detect all errors or fraud. Finally, projections of any evaluation or assessment of effectiveness of a control system to future periods are subject to the risks that, over time, controls may become inadequate because of changes in an entity's operating environment or deterioration in the degree of compliance with policies or procedures.
Item 9B.    Other Information
None.

PART III.
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by Item 10 is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days following the end of our fiscal year pursuant to General Instruction G(3).
Item 11.    Executive Compensation
The information required by Item 11 is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days following the end of our fiscal year pursuant to General Instruction G(3).
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days following the end of our fiscal year pursuant to General Instruction G(3).
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days following the end of our fiscal year pursuant to General Instruction G(3).
Item 14.    Principal Accounting Fees and Services
The information required by Item 14 is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days following the end of our fiscal year pursuant to General Instruction G(3).

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

10.3
Third Amended and Restated Stockholders Agreement, dated as of December 2, 2013, by and between CIFC Corp. and DFR Holdings, LLC (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on December 3, 2013).

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

**10.7	First Amended and Restated Stock Incentive Plan (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on June 11, 2009).
**10.8	Form of Performance Share Award Agreement (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on June 11, 2009).
**10.9	Form of Indemnity Agreement (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on April 14, 2011).
**10.10	Form of Indemnity Agreement (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on April 14, 2011).
**10.11	Amended and Restated Non-Disclosure, Non-Competition, Non-Hiring, Non-Solicitation and Severance Agreement, dated December 2, 2013, by and between CIFC Corp. and Peter Gleysteen.
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

CIFC CORP.
(Registrant)

Date:	March 28, 2014	By:	/s/ STEPHEN J. VACCARO
Stephen J. Vaccaro, Co-President
(Principal Executive Officer)

Date:	March 28, 2014	By:	/s/ OLIVER WRIEDT
Oliver Wriedt, Co-President
(Principal Executive Officer)

Date:	March 28, 2014	By:	/s/ RAHUL AGARWAL
Rahul Agarwal, Chief Financial Officer
(Principal Financial and Accounting Officer)

KNOWN BY ALL PERSONS BY THESE PRESENTS, that the individuals whose signatures appear below hereby constitute and appoint Robert C. Milton III, Stephen J. Vaccaro and Oliver Wriedt, and each of them severally, as his or her true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution for him or her and in his or her name, place and stead in any and all capacities to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do or perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or of his substitute or substitutes, may lawfully do to cause to be done by virtue hereof.

By:	/s/ ROBERT B. MACHINIST	By:	/s/ FREDERICK ARNOLD
	Robert B. Machinist		Frederick Arnold
	Chairman and Director		Director
Date:	March 28, 2014	Date:	March 28, 2014

By:	/s/ PETER GLEYSTEEN	By:	/s/ JASON EPSTEIN
	Peter Gleysteen		Jason Epstein
	Vice-Chairman and Director		Director
Date:	March 28, 2014	Date:	March 28, 2014

By:	/s/ ANDREW INTRATER	By:	/s/ PAUL F. LIPARI
	Andrew Intrater		Paul F. Lipari
	Director		Director
Date:	March 28, 2014	Date:	March 28, 2014

By:	/s/ FRANK C. PULEO	By:	/s/ MARCO MUSETTI
	Frank C. Puleo		Marco Musetti
	Director		Director
Date:	March 28, 2014	Date:	March 28, 2014

By:	/s/ IOSIF BAKALEYNIK	By:	/s/ EHUD BARAK
	Iosif Bakaleynik		Ehud Barak
	Director		Director
Date:	March 28, 2014	Date:	March 28, 2014