Form 10-Q
period 2014-05-15
CIFC Corp.
filed 2014-05-15
CIK 1313918

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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

There were 20,989,955 shares of the registrant’s common stock outstanding as of May 2, 2014.

CIFC CORP.

CERTAIN DEFINITIONS
Unless otherwise noted or the context otherwise requires, we refer to CIFC Corp. as "CIFC," to CIFC and its subsidiaries as "we," "us," "our," "our company" or "the Company," to CIFC Asset Management LLC, one of our wholly-owned subsidiaries, as "CIFCAM," to Deerfield Capital Management LLC, one of our indirect wholly-owned subsidiaries, as "DCM," to CypressTree Investment Management, LLC, one of our indirect wholly-owned subsidiaries, as "CypressTree," to Columbus Nova Credit Investments Management, LLC, one of our indirect wholly-owned subsidiaries, as "CNCIM."
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements in this quarterly report on Form 10-Q (the "Quarterly Report"), and the information incorporated by reference into this Quarterly Report are forward-looking statements, as permitted by the Private Securities Litigation Reform Act of 1995. These include, but are not limited to, statements regarding future results or expectations. Forward-looking statements can be identified by forward-looking language, including words such as "believes," "anticipates," "expects," "estimates," "intends," "may," "plans," "projects," "will" and similar expressions, or the negative of these words. Such forward-looking statements are based on facts and conditions as they exist at the time such statements are made, various operating assumptions and predictions as to future facts and conditions, which may be difficult to accurately make and involve the assessment of events beyond our control. Caution must be exercised in relying on forward-looking statements. Our actual results may differ materially from the forward-looking statements contained in this Quarterly Report. We believe these factors include, but are not limited to, those described under the section entitled Item 1A—"Risk Factors" in our 2013 Annual Report on Form 10-K (the "Annual Report"), as such factors may be updated from time to time in our periodic filings with the United States Securities and Exchange Commission (“SEC”), which are accessible on the SEC’s website at www.sec.gov.

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

PART I. Financial Information

Item 1.    Condensed Consolidated Financial Statements and Notes (Unaudited)

CIFC CORP. AND ITS SUBSIDIARIES
Condensed Consolidated Balance Sheets
(unaudited)

	March 31, 2014	December 31, 2013
	(In thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$33,995	$25,497
Restricted cash and cash equivalents	1,692	1,700
Due from brokers	431	18,813
Investments at fair value	24,371	16,883
Receivables	1,726	2,120
Prepaid and other assets	4,360	5,104
Deferred tax asset, net	50,839	57,675
Equipment and improvements, net	4,397	4,261
Intangible assets, net	22,315	25,223
Goodwill	76,000	76,000
Subtotal	220,126	233,276
Assets of Consolidated Entities:
Restricted cash and cash equivalents	927,110	699,387
Due from brokers	335,152	209,882
Investments at fair value	10,667,989	10,420,993
Receivables	57,161	36,350
Prepaid and other assets	678	300
Total assets of Consolidated Entities	11,988,090	11,366,912
TOTAL ASSETS	$12,208,216	$11,600,188
LIABILITIES
Due to brokers	$4,154	$5,499
Dividends payable	2,089	—
Accrued and other liabilities	12,431	15,197
Deferred purchase payments	1,263	1,179
Contingent liabilities at fair value	14,974	16,961
Long-term debt	139,425	139,164
Subtotal	174,336	178,000
Non-Recourse Liabilities of Consolidated Entities:
Due to brokers	817,651	606,808
Accrued and other liabilities	1,609	100
Interest payable	23,836	22,552
Long-term debt at fair value	10,724,646	10,484,975
Total Non-Recourse Liabilities of Consolidated Entities	11,567,742	11,114,435
TOTAL LIABILITIES	11,742,078	11,292,435
EQUITY
Common stock, par value $0.001: 500,000,000 shares authorized, 21,021,333 issued and 20,890,889 outstanding as of March 31, 2014 and 20,921,333 issued and 20,790,889 outstanding as of December 31, 2013	21	21
Treasury stock, at cost: 130,444 shares as of March 31, 2014 and December 31, 2013	(914)	(914)
Additional paid-in capital	963,707	963,011
Retained earnings (deficit)	(812,712)	(810,858)
TOTAL CIFC CORP. STOCKHOLDERS’ EQUITY	150,102	151,260
Noncontrolling interest in Consolidated Funds (Note 2)	140,500	5,107
Appropriated retained earnings (deficit) of Consolidated VIEs	175,536	151,386
TOTAL EQUITY	466,138	307,753
TOTAL LIABILITIES AND EQUITY	$12,208,216	$11,600,188

CIFC CORP. AND ITS SUBSIDIARIES
Condensed Consolidated Balance Sheets
(continued)

Included in the Company's Condensed Consolidated Balance Sheets are balances from Consolidated Variable Interest Entities ("Consolidated VIEs"). See Note 2. If the Company were to liquidate, the assets of the Consolidated VIEs would not be available to the Company's general creditors, and as a result, the Company does not consider them its assets. Additionally, the investors in the debt and residual interests of the Consolidated VIEs have no recourse to the Company's general assets. Therefore, this debt is not the Company's obligation.

	March 31, 2014	December 31, 2013
	(In thousands)
ASSETS
Assets of Consolidated VIEs:
Restricted cash and cash equivalents	$906,975	$699,122
Due from brokers	286,924	209,882
Investments at fair value	10,507,616	10,420,993
Receivables	56,792	36,350
Total assets of Consolidated VIEs	$11,758,307	$11,366,347
LIABILITIES
Non-Recourse Liabilities of Consolidated VIEs:
Due to brokers	$751,316	$606,808
Accrued and other liabilities	240	42
Interest payable	23,836	22,552
Long-term debt at fair value	10,724,646	10,484,975
Total Non-Recourse Liabilities of Consolidated VIEs	$11,500,038	$11,114,377

   See notes to Condensed Consolidated Financial Statements.

CIFC CORP. AND ITS SUBSIDIARIES
Condensed Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended March 31,
	2014	2013
	(In thousands, except share and per share amounts)
Revenues
Management fees	$1,612	$2,642
Net interest income from investments	97	(9)
Total net revenues	1,709	2,633
Expenses
Compensation and benefits	7,340	7,524
Professional services	1,046	1,923
General and administrative expenses	2,213	1,483
Depreciation and amortization	3,145	4,218
Total expenses	13,744	15,148
Other Income (Expense) and Gain (Loss)
Net gain (loss) on investments at fair value	1,406	349
Net gain (loss) on contingent liabilities at fair value (Note 9)	(229)	(114)
Corporate interest expense	(1,467)	(1,482)
Net gain on sale of management contract	228	752
Other, net	—	3
Net other income (expense) and gain (loss)	(62)	(492)
Operating income (loss)	(12,097)	(13,007)

Net results of Consolidated Entities (Note 6)	49,082	47,058

Income (loss) before income taxes	36,985	34,051
Income tax (expense) benefit	(12,404)	(3,110)
Net income (loss)	24,581	30,941
Net (income) loss attributable to noncontrolling interest in Consolidated Entities (Note 2)	(24,346)	(28,154)
Net income (loss) attributable to CIFC Corp.	$235	$2,787

Earnings (loss) per share (Note 12) —
Basic	$0.01	$0.13
Diluted	$0.03	$0.13
Weighted-average number of shares outstanding (Note 12)—
Basic	20,839,236	20,797,490
Diluted	26,070,228	25,793,831

Dividends Declared	$0.10	n/a

See notes to Condensed Consolidated Financial Statements.

CIFC CORP. AND ITS SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

	For the Three Months Ended March 31,
	2014	2013
	(In thousands)
Net income (loss)	$24,581	$30,941
Other comprehensive income (loss):
Foreign currency translation	—	(3)
Other comprehensive income (loss)	—	(3)
Comprehensive income (loss)	24,581	30,938
Comprehensive (income) loss attributable to noncontrolling interest in Consolidated Entities	(24,346)	(28,154)
Comprehensive income (loss) attributable to CIFC Corp.	$235	$2,784

   See notes to Condensed Consolidated Financial Statements.

CIFC CORP. AND ITS SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (unaudited)

	For the Three Months Ended March 31,
	2014	2013
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$24,581	$30,941
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net premium and discount (accretion) amortization on investments, loans and debt issuance costs	84	137
Share-based compensation	182	1,794
Net (gain) loss on investments and contingent liabilities at fair value / other (gain) loss	(1,178)	(235)
Net gain on the sale of management contract	(228)	(752)
Depreciation and amortization	3,145	4,218
Deferred income tax expense (benefit)	6,836	(2,836)
Consolidated Entities:
Net (gain) loss on investments at fair value	(3,738)	(81,093)
Net (gain) loss on liabilities at fair value	30,294	110,493
Net other (gain) loss	(106)	(55)
Changes in operating assets and liabilities:
Due from brokers	12,402	(4,726)
Purchases of investments at fair value	(8,742)	—
Sales of investments at fair value	13,681	—
Receivables	394	(10,324)
Prepaid and other assets	703	298
Due to brokers	(1,345)	37
Accrued and other liabilities	(2,768)	(82)
Consolidated Entities:
Due from brokers	(86,085)	(159,888)
Purchase of investments at fair value	(2,028,085)	(2,876,503)
Sales of investments at fair value	1,934,058	2,290,337
Receivables	(20,678)	(10,650)
Due to brokers	154,553	402,160
Accrued and other liabilities	1,269	(5,073)
Interest payable	1,284	(361)
Net cash provided by (used in) operating activities	30,513	(312,163)
CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted cash and cash equivalents	8	(1)
Proceeds from the sale of management contracts	228	752
Purchases of equipment and improvements	(373)	(166)
Consolidated Entities:
Change in restricted cash and cash equivalents	(213,042)	(249,691)
Net cash provided by (used in) investing activities	(213,179)	(249,106)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	—	(93)
Payment of stock and debt issuance costs	301	258
Payment to settle warrants and options	514	—
Deferred purchase payments and payments on contingent liabilities	(2,216)	(3,566)
Consolidated Entities:
Net contributions from noncontrolling interests	375	—
Proceeds from issuance of long-term debt	1,049,074	1,135,255
Payments made on long-term debt	(856,884)	(579,144)
Net cash provided by (used in) financing activities	191,164	552,710
Foreign currency translation	—	(3)
Net increase (decrease) in cash and cash equivalents	8,498	(8,562)
Cash and cash equivalents at beginning of period	25,497	47,692
Cash and cash equivalents at end of period	$33,995	$39,130

CIFC CORP. AND ITS SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (continued)
(unaudited)

	For the Three Months Ended March 31,
	2014	2013
	(In thousands)
SUPPLEMENTAL DISCLOSURE:
Cash paid for interest	$482	$486
Cash paid for income taxes	$3,450	$2,781
Consolidated Entity Related:
Cash paid for interest	$34,779	$27,237

Non-cash disclosures:
Non-cash stock based compensation	$182	$—
Consolidated Entity Related:
Consolidation of net assets	$151,148	$—
Deconsolidation of net assets	$(984)	$—
Non-cash settlement of interest receivables with increases in principal	$595	$567

See notes to Condensed Consolidated Financial Statements.

CIFC CORP. AND ITS SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 1—Organization and Business

CIFC Corp. (“CIFC” and, together with its subsidiaries, the “Company”) is a fundamentals-based, relative value, alternative credit manager. Its primary business is to provide investment management services for investment products. The Company manages assets for various types of investors, including: pension funds, hedge funds and other asset management firms, banks, insurance companies and other types of institutional investors located across the world.
The Company's assets under management ("AUM") is primarily comprised of Collateralized Loan Obligations ("CLOs"), credit funds and separately managed accounts ("SMA", together with credit funds "other-loan based products"). These credit products are opportunistic investment strategies where the Company seeks to generate both current income and capital appreciation, primarily through senior secured corporate loan (“SSCL”) investments and, to a lesser extent, other investments. Management internally views the business as one reportable segment.
The Company has three primary sources of revenue: senior and subordinated management fees, incentive fees and investment income. Management fees are generally related to the amount of assets managed (or AUM), incentive fees are related to the performance of the funds and investment income is based on the performance of the Company’s direct investment in its products.
CIFC Corp. is a Delaware corporation headquartered in New York City. As of March 31, 2014, DFR Holdings LLC, on a fully-diluted basis, owns approximately 73% of the Company’s outstanding shares.
Note 2—Basis of Presentation and Principles of Consolidation

Basis of Presentation—The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in conformity with the instructions to Form 10-Q and Article 10-01 of Regulation S-X for interim financial statements. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles in the United States of America ("GAAP") for complete financial statements. The preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. Management believes that estimates utilized in the preparation of the Condensed Consolidated Financial Statements are prudent and reasonable. Actual results could differ from those estimates and such differences could be material. These interim unaudited Condensed Consolidated Financial Statements and related Notes should be read in conjunction with the Consolidated Financial Statements and related Notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

In the opinion of management, the accompanying Condensed Consolidated Financial Statements contain all adjustments, consisting of normal recurring adjustments necessary for a fair statement of the results for the interim periods presented. Such operating results may not be indicative of the expected results for any other interim periods or the entire year.

Principles of Consolidation—The Condensed Consolidated Financial Statements include the financial statements of CIFC and its wholly-owned subsidiaries, the entities in which the Company has a controlling interest ("Consolidated Funds") and variable interest entities ("VIEs" or "Consolidated VIEs") for which the Company is deemed to be the primary beneficiary (together the "Consolidated Entities"). All intercompany balances and transactions have been eliminated upon consolidation. This consolidation, particularly with respect to the Consolidated Entities, significantly impacts the Company's Condensed Consolidated Financial Statements.

Consolidated Entities—Consolidated Entities includes the operating results of the Consolidated Funds and the Consolidated VIEs as defined below. As of March 31, 2014 and December 31, 2013, the Company held $94.2 million and $92.1 million, respectively of investments in its Consolidated Entities. In addition, the Company recognized management fees and net interest income from investments of the Consolidated Entities as follows:

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Three Months Ended March 31,
	2014	2013
	(In thousands)
Net results of Consolidated Entities	49,082	47,058
Net (income) loss attributable to noncontrolling interest in Consolidated Entities	(24,346)	(28,154)
Net results from Consolidated Entities attributable to CIFC Corp.	$24,736	$18,904

Characteristics of net results of Consolidated Entities attributable to CIFC Corp:
Consolidated Entities management fees	$20,243	$18,155
Consolidated Entities net investment income (1)	4,493	749
Net results from Consolidated Entities attributable to CIFC Corp.	$24,736	$18,904

Explanatory Note:
________________________________

(1)	Includes equity distributions earned from residual interests in CLOs.

Consolidated Funds—The Company consolidates entities in which the Company has a controlling voting interest. As of March 31, 2014, the Company consolidated the following funds under the voting interest model.

Tactical Income Fund—During 2013, the Company launched an open ended credit fund that invests primarily in second-lien loans (the "Tactical Income Fund"). As of March 31, 2014 and December 31, 2013, the Company invested, as the general partner, $10.5 million and $10.2 million, respectively, in the fund and is the investment adviser for the fund. As of both March 31, 2014 and December 31, 2013, the Company held a controlling financial and voting interest in the Tactical Income Fund and consolidated the entity.

Senior Secured Loan Fund—During 2012, the Company launched an open ended credit fund that invests in U.S. performing senior secured corporate loans ("the "Senior Secured Corporate Loan Fund") to provide capital appreciation and risk-adjusted returns to its investors. During March 2014, several new investors entered the fund, eliminating a limited partners' substantive participating right in the fund. As of March 31, 2014, the Company consolidated the fund as it held a controlling voting interest as the investment adviser. Prior to the consolidation, the Company's investment was recorded in "Investments at fair value" on the Company's Consolidated Balance Sheet. As of March 31, 2014 and December 31, 2013, the Company held an investment of $5.1 million and $10.8 million, respectively. As of March 31, 2014, the limited partners held a $140.5 million investment which was reported in "Noncontrolling interest in Consolidated Funds" on the Condensed Consolidated Balance Sheet.

Consolidated VIEs—The Company also consolidates variable interest entities in which it is deemed the primary beneficiary. These Consolidated VIEs generally include CLOs and CDOs (collectively, the "Consolidated CLOs") and warehouses the Company manages, holds an investment in the entity or is entitled to incentive fees.

Consolidated CLOs—As of March 31, 2014, the Company consolidated 27 CLOs. As of December 31, 2013, the Company consolidated 26 CLOs. See Note 4.

Warehouses—The Company generally creates special purpose vehicles (“SPVs”) to warehouse SSCLs prior to the issuance of new CLOs. These SPVs generally enter into warehouse agreements that vary depending on the terms agreed to with the warehousing counterparties. In addition, the Company generally makes investments in these warehouse entities. During the three months ended March 31, 2014, the Company consolidated 4 warehouses and deconsolidated 1 warehouse in conjunction with the sponsorship of a newly issued CLO. As of March 31, 2014, the Company consolidated 3 warehouses. During the three months ended March 31, 2013, the Company consolidated 3 warehouses and deconsolidated 2 warehouses in conjunction with the sponsorship of newly issued CLOs. See Notes 4 and 6 for more information.

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unconsolidated Funds—Co-Investment Fund—During 2013, the Company launched a close ended structured credit fund that invests primarily in residual tranches of CLOs and, to a lesser extent, warehouses, managed by CIFC (the "Co-Investment Fund"). As of March 31, 2014 and December 31, 2013, the Company's investment, as the general partner of the fund was $16.0 million and $15.3 million, respectively. During the three months ended March 31, 2014, several limited partners entered into the fund removing the general partner's presumption of control, and as such, the Company deconsolidated the fund from its Condensed Consolidated Financial Statements. As of March 31, 2014, the Company's investment was recorded in "Investments at fair value" on the Company's Condensed Consolidated Balance Sheet and the limited partner's investment which was reported in "Noncontrolling interest in Consolidated Funds" on the Consolidated Balance Sheet was eliminated.

Unconsolidated VIEs

As of March 31, 2014, the Company had variable interests in an additional 5 CLOs, 8 CDOs, and 2 other investment products, which the Company managed, that were not consolidated (collectively the "Unconsolidated VIEs") as the Company was not deemed to be the primary beneficiary of the VIEs. As of December 31, 2013, the Company's unconsolidated VIEs included 5 CLOs, 8 CDOs and 1 other investment product.

The Company's maximum exposure to loss on Unconsolidated VIEs includes its investment, management fee receivables and future management fees collectible by the Company. As of March 31, 2014 and December 31, 2013, the Company had no maximum exposure to loss associated with the Unconsolidated VIEs related to investments made by the Company in the Unconsolidated VIEs. In addition, as of March 31, 2014 and December 31, 2013, the Company's management fee receivables were $0.3 million and $0.2 million, respectively.

Note 3—Summary of Significant Accounting Policies and Recent Accounting Updates

As of March 31, 2014, the Company's significant accounting policies, which are detailed in the Company's Annual Report on Form 10-K for the year ended December 31, 2013, have not changed.

In June 2013, the FASB issued Accounting Standards Update ("ASU") 2013-08, Financial Services—Investment Companies, which amends the scope, measurement, and disclosure requirements for investment companies. This ASU amends the requirements related to qualifying for the “investment-company deferral“ under ASU 2010-10, Consolidation. This guidance was effective for the Company's fiscal year beginning January 1, 2014. Earlier application is prohibited. The adoption of this guidance did not have a material impact on the Company's Condensed Consolidated Financial Statements.

In July 2013, the FASB issued ASU 2013-11, Income Taxes, which provides guidance on financial statement presentation of an unrecognized tax benefit when a net operating loss ("NOL") carryforward, a similar tax loss, or a tax credit carryforward exists. This guidance was effective for the Company's fiscal year beginning January 1, 2014. The adoption of this guidance did not have an impact on the Company's Condensed Consolidated Financial Statements since the Company does not have any unrecognized tax benefits.

Note 4—Consolidated VIEs

Although the Company consolidates all the assets and liabilities of the Consolidated VIEs (including the Consolidated CLOs and warehouses), its maximum exposure to loss is limited to its investments and beneficial interests in the Consolidated VIEs and the receivables of management fees from the Consolidated VIEs. All of these items are eliminated upon consolidation. The assets of each of the Consolidated VIEs are administered by the trustee of each fund solely as collateral to satisfy the obligations of the Consolidated VIEs. If the Company were to liquidate, the assets of the Consolidated VIEs would not be available to the Company's general creditors, and as a result, the Company does not consider them its assets. Additionally, the investors in the debt and residual interests of the Consolidated VIEs have no recourse to the Company's general assets. Therefore, this debt is not the Company's obligation.

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Consolidated CLOs—The following table summarizes the consolidated assets and non-recourse liabilities of the Consolidated CLOs included in the Condensed Consolidated Balance Sheets and the total maximum exposure to loss on these Consolidated CLOs, as follows (1):

	March 31, 2014	December 31, 2013
	(In thousands)
Total Assets	$11,328,763	$10,963,096
Total Liabilities (non-recourse)	11,117,442	10,756,652

Maximum exposure to loss:
Investments and beneficial interests (2)	$32,089	$49,490
Receivables	3,689	3,836
Total maximum exposure to loss	$35,778	$53,326

Explanatory Notes:
________________________________

(1)	In addition, exposure to loss excludes future management fees on the Consolidated VIEs, which are not included in the table above.

(2)
Amounts are eliminated in consolidation. As of March 31, 2014 and December 31, 2013, the Company invested $31.6 million and $44.3 million, respectively, directly in the residual interests of its Consolidated CLOs and, through its ownership of credit funds (see Note 2), the Company invested an additional $0.5 million and $5.2 million, respectively, in the residual interests of its Consolidated CLOs.

Other Consolidated VIEs (Warehouses)—The following table summarizes the Company's consolidated assets and non-recourse liabilities of other Consolidated VIEs included in the Consolidated Balance Sheets:

	March 31, 2014			December 31, 2013
	Consolidated Assets	Consolidated Total Non-Recourse Liabilities	Maximum Exposure to Loss (1)	Consolidated Assets	Consolidated Total Non-Recourse Liabilities	Maximum Exposure to Loss (1)
	(In thousands)
Warehouses (1)	$429,544	$382,596	$46,954	$403,251	$357,725	$42,279

Explanatory Note:
________________________________

(1)
Maximum exposure to loss is generally limited to the Company's investment in the entity. As of March 31, 2014 and December 31, 2013, the Company consolidated three and two warehouses, respectively. Amounts are eliminated in consolidation. As of December 31, 2013, the Company invested $32.5 million, respectively, directly in its warehouses, and through its ownership of the credit funds (see Note 2), the Company invested an additional $9.7 million in the warehouses.

The table below represents total net results of the Consolidated VIEs included in the net results of the Consolidated Entities on the Condensed Consolidated Statements of Operations:

	For the Three Months Ended March 31,
	2014	2013
	(In thousands)
Consolidated CLOs	$48,881	$47,686
Warehouses (1)	(6)	(628)
Net results of Consolidated VIEs	$48,875	$47,058

Explanatory Note:
________________________________

(1)	During the three months ended March 31, 2014 and 2013, the Company's results from warehouses included four and three warehouse investments, respectively.

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5—Fair Value of Financial Instruments
Assets and Liabilities Measured at Fair Value on a Recurring Basis—The following tables summarizes the Company's assets and liabilities carried at fair value on a recurring basis, by class and by level:

	March 31, 2014				December 31, 2013
	Level 1	Level 2	Level 3	Estimated Fair Value	Level 1		Level 2	Level 3	Estimated Fair Value
	(In thousands)				(In thousands)
Assets
Investments at fair value:
Investment in Funds	$—	$—	$15,964	$15,964	$—		$10,827	$—	$10,827
Loans	—	5,015	1,512	6,527	—		5,546	510	6,056
Structured products & other	—	—	1,880	1,880	—		—	—	—
Subtotal	—	5,015	19,356	24,371	—		16,373	510	16,883
Consolidated Entities:
Loans	—	8,740,171	1,826,333	10,566,504	—		8,604,967	1,706,290	10,311,257
Corporate bonds	—	—	5,893	5,893	—		—	16,220	16,220
Structured products & other	—	106	95,486	95,592	—		—	93,516	93,516
Total Consolidated Entities	—	8,740,277	1,927,712	10,667,989	—		8,604,967	1,816,026	10,420,993
Total Assets	$—	$8,745,292	$1,947,068	$10,692,360	$—	—	$8,621,340	$1,816,536	$10,437,876
Liabilities
Contingent liabilities	$—	$—	$14,974	$14,974	$—		$—	$16,961	$16,961
Consolidated Entities:
Long-term debt (1)	—	—	10,724,646	10,724,646	—		—	10,484,975	10,484,975
Total Consolidated Entities	—	—	10,724,646	10,724,646	—		—	10,484,975	10,484,975
Total Liabilities	$—	$—	$10,739,620	$10,739,620	$—		$—	$10,501,936	$10,501,936

Explanatory Note:
______________________________

(1)	The Company generally invests in the residual equity of the CLOs it sponsors and invests in the warehouses it issues.

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

	Level 3 Financial Assets at Fair Value
	For the Three Months Ended March 31, 2014								For the Three Months Ended March 31, 2013
	Investments at fair value				Investment Assets of Consolidated Entities				Investment Assets of Consolidated Entities
	Loans	Investments in Funds	Structured Products & Other	Total	Loans	Corporate Bonds	Structured Products & Other	Total	Loans	Corporate Bonds	Structured Products & Other	Total
		(In thousands)
Estimated fair value, beginning of period	$510	$—	$—	$510	$1,706,290	$16,220	$93,516	$1,816,026	$1,177,058	$67,438	$81,709	$1,326,205
Transfers into Level 3 (1)	—	—	—	—	505,735	—	—	505,735	226,070	—	—	226,070
Transfers out of Level 3 (2)	—	—	—	—	(557,007)	—	—	(557,007)	(280,605)	—	—	(280,605)
Transfers in due to consolidation or acquisition	—	15,964	—	15,964	21,202	—	—	21,202	—	—	—	—
Transfers between classes	(510)	—	—	(510)	510	—	—	510	—	—	—	—
Net realized/unrealized gains (losses)	(7)	—	2	(5)	(1,665)	514	3,527	2,376	10,696	280	3,324	14,300
Purchases	1,522	—	1,878	3,400	452,103	—	—	452,103	413,088	750	18,538	432,376
Sales	—	—	—	—	(148,497)	(10,841)	(595)	(159,933)	(62,099)	(30,165)	(6,250)	(98,514)
Settlements	(3)	—	—	(3)	(152,338)	—	(962)	(153,300)	(142,032)	(497)	(1,024)	(143,553)
Estimated fair value, end of period	$1,512	$15,964	$1,880	$19,356	$1,826,333	$5,893	$95,486	$1,927,712	$1,342,176	$37,806	$96,297	$1,476,279
Change in unrealized gains (losses) for the period for the assets held as of the end of the period	$(7)	$—	$2	$(5)	$944	$247	$3,820	$5,011	$13,927	$14	$8,557	$22,498

Explanatory Notes:
______________________________

(1)
2014 transfers in represent loans valued currently by a third party pricing service using composite prices determined using less than two quotes which were valued quarterly by the same third party pricing service using composite prices determined using two or more quotes. Prior to March 31, 2013, the Company categorized all loans valued by a third-party pricing service or the Company's comparable companies pricing model as Level 2. Therefore, transfers in represented loans valued by an internally developed model utilizing unobservable market inputs.

(2)
2014 transfers out represent loans marked quarterly by an internally developed pricing model, broker quotes, or a third party pricing service using composite prices determined using less than two quotes and are now being marked by a third party pricing service using composite prices determined using two or more quotes. 2013 transfers out represent loans valued by the comparable companies pricing model or broker quotes prior to March 31, 2013, which were previously valued by an internally developed model utilizing unobservable market inputs.

	Level 3 Financial Liabilities at Fair Value
	For the Three Months Ended March 31, 2014			For the Three Months Ended March 31, 2013
	Contingent Liabilities at Fair Value	Long-term Debt of Consolidated Entities	Total	Contingent Liabilities at Fair Value	Long-term Debt of Consolidated Entities	Total
	(In thousands)
Estimated fair value, beginning of period	$16,961	$10,484,975	$10,501,936	$33,783	$9,596,434	$9,630,217
Sale of investments in Consolidated CLOs (1)	—	32,001	32,001	—	—	—
Transfer in due to deconsolidation or sale	—	15,630	15,630	—	—	—
Net realized/unrealized (gains) losses	229	30,945	31,174	114	52,442	52,556
Purchases	—	9,367	9,367	—	1,839	1,839
Issuances	—	1,110,823	1,110,823	—	1,133,416	1,133,416
Settlements (2)	(2,216)	(959,095)	(961,311)	(3,567)	(521,238)	(524,805)
Estimated fair value, end of period	$14,974	$10,724,646	$10,739,620	$30,330	$10,262,893	$10,293,223
Change in unrealized gains (losses) for the period for the liabilities outstanding as of the end of the period	$(229)	$34,227	$33,998	$(114)	$(47,988)	$(48,102)

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Explanatory Notes:
__________________________

(1)
Represents the Company's sales of its residual interests in the Consolidated CLOs. The sale removes the requirement to consolidate the CLOs, therefore, debt and/or subordinated notes of the CLOs are no longer eliminated in consolidation.

(2)	For Contingent Liabilities at fair value, amount represents payments made related to the contingent liabilities assumed for the Merger with Legacy CIFC.

Quantitative Information about Level 3 Assets & Liabilities—The disclosure provided below provides quantitative information about the significant unobservable inputs used in the valuation of the contingent liabilities and the long-term debt of the Consolidated CLOs and excludes the significant unobservable inputs used in valuing investments of the Consolidated CLOs as they were provided by a third party pricing service.

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

	March 31, 2014	December 31, 2013	Impact of Increase in Input on Fair Value Measurement (2)
Significant Unobservable Input	Range	Range
Default rate (1)	1-2%	1-2%	Decrease
Recovery rate (1)	70-75%	70-75%	Increase
Pre-payment rate (1)	25-40%	25-40%	Decrease
Reinvestment spread of assets above LIBOR	3.0-3.8%	3.0-3.8%	Increase
Reinvestment price of assets	99.5-100.0	99.5-100.0	Increase

Explanatory Notes:
____________________________

(1)	Generally an increase in the default rate would be accompanied by a directionally opposite change in assumption for the recovery and pre-payment rates.

(2)	The impact of a decrease in input would have the opposite impact to the fair value as that presented in the table.

The valuation model for contingent liabilities discounts the management fees subject to fee-sharing arrangements from projected cash flow models (described above). The discount rate varies by type of management fee (senior management fee, subordinated management fee, or incentive fee), the priority of that management fee in the waterfall of the CLO and the relative risk associated with the respective management fee cash flow projections. Increases (decreases) in the discount rates in isolation would result in a lower (higher) fair value measurement. As of March 31, 2014 and December 31, 2013, the Company used discount rates ranging from 5.0% to 12.8% and 5.1% to 15.0%, respectively.

The valuation of long-term debt of the Consolidated CLOs discounts the cash flows to each tranche of debt and subordinated notes provided from the projected cash flow models (described above). The discount rate varies by the original credit rating of each tranche of debt or year of issuance for the subordinated notes. Increases (decreases) in the discount rates in isolation would result in a lower (higher) fair value measurement. As of March 31, 2014 and December 31, 2013, for the debt tranches, the Company used discount rates above three-month LIBOR ranging from 0.8% to 7.1% and 0.6% to 7.1%, respectively, and for the subordinated notes tranches the Company used a discount rate of 12% for both periods.

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Carrying Value and Estimated Fair Value of Financial Assets and Liabilities—The Company has not elected the fair value option for certain financial liabilities. A summary of the carrying value and estimated fair value of those liabilities are as follows:

	As of March 31, 2014		As of December 31, 2013
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(In thousands)
Financial liabilities:
Long-term debt:
Convertible Notes (1)	$19,425	$33,223	$19,164	$32,149
Junior Subordinated Notes (2)	$120,000	$62,804	$120,000	$63,535

Explanatory Notes:
________________________________

(1)
The estimated fair value of the Convertible Notes was determined using a third-party valuation firm that used a binomial tree model which utilizes significant unobservable inputs, including volatility and yield assumptions.  This methodology is classified as Level 3 within the fair value hierarchy.

(2)
The Junior Subordinated Notes include both the March and October Junior Subordinated Notes (see Note 10). The estimated fair values of the Junior Subordinated Notes were determined using a discounted cash flow model which utilizes significant unobservable inputs, including discount rates, yield and forward LIBOR curve assumptions.  This methodology is classified as Level 3 within the fair value hierarchy.

The carrying value of other financial instruments including cash and cash equivalents, restricted cash and cash equivalents, due from brokers, receivables, due to brokers, deferred purchase payments and Consolidated Entities': due from brokers, restricted cash and cash equivalents, receivables and due to brokers approximate the fair value of the instruments and are all considered Level 1 on the fair value hierarchy.

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

Investments in Funds—Investments in Funds represents the Company's investment in certain credit funds where the Company co-invests with third party investors. The fair value of investments in funds are generally determined based on the Company's proportionate share of the Net Asset Value ("NAV") of the fund. When the Company and third party investors have the ability to redeem their investments at their respective proportionate share of NAV at, or within three months of the reporting date, the investments at fair value are classified as Level 2 and when the Company and third party investors do not have the ability to redeem their investment at their proportionate share of NAV at, or within three months of the reporting date, the investments at fair value are classified as Level 3. The NAV calculation includes significant inputs including the valuation of assets and liabilities of the fund. A third-party pricing service provides the underlying asset prices in the fund, which are generally observable.

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

Contingent Liabilities—The fair value of contingent liabilities is based on a discounted cash flow model. The model is based on projections of the relevant future management fee cash flows and utilizes both observable and unobservable inputs in the determination of fair value. Significant inputs to the valuation model includes the structure of the underlying CLO and estimates related to loan default, recovery and discount rates.  Contingent liabilities are classified as Level 3 within the fair value hierarchy.

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

The Company generally invests in the residual equity of the CLOs it sponsors and invests in the warehouses it issues. As of March 31, 2014 and December 31, 2013, the fair value of the Company's investments in the Consolidated VIEs was $79.0 million and $91.8 million, respectively. The Company is generally required to consolidate these entities under the VIE rules, therefore the total amount of the CLO and warehouse debt is reflected on the Consolidated Balance Sheets.

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6—Net Results of Consolidated Entities

The following table is a summary of the components of "Net results of Consolidated Entities":

	For the Three Months Ended March 31,
	2014	2013
	(in thousands)
Investment income	$120,443	$119,163
Interest expense	(36,073)	(32,920)
Net investment income	84,370	86,243
Net gain (loss) on investments at fair value	2,759	81,093
Net gain (loss) on liabilities at fair value	(30,294)	(110,493)
Net gain (loss) on other investments and derivatives	106	55
Net gain (loss) from activities of Consolidated Entities	$56,941	$56,898
Expenses of Consolidated Entities	(7,859)	(9,840)
Net Results of Consolidated Entities (1)	$49,082	$47,058

Explanatory Note:
________________________________

(1)	See Note 2 for a reconciliation of Net Results from Consolidated Entities attributable to CIFC Corp.

Note 7—Derivative Instruments and Hedging Activities

Total Return Swap—During March 2014, the Company, through a warehouse SPV, entered into a total return swap ("TRS")agreement with a third party bank. Under the TRS, the Company received the income on the reference obligations (including gains on terminated reference obligations) and paid the counterparty an amount equal to three month LIBOR plus a margin on the outstanding notional amount of the reference obligations and losses on terminated reference obligations. As of March 31, 2014, the notional amount of SSCLs included as reference obligations of the Warehouse TRS was $26.0 million and the Company had $10.0 million of cash posted as collateral under the TRS, which is included within "Restricted cash and cash equivalents" of Consolidated VIEs on the Consolidated Balance Sheets. During the three months ended March 31, 2014, the Company recognized net income/expense related to derivative instruments of $0.1 million on the Condensed Consolidated Statement of Operations.

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8—Intangible Assets

Intangible assets are comprised of the following (1):

	Weighted-Average Remaining Estimated Useful Life	Gross Carrying Amount (1)	Accumulated Amortization (2)	Net Carrying Amount
	(In years)	(In thousands)
March 31, 2014:
Investment management contracts	3.8	$72,941	$55,298	$17,643
Referral arrangement	5.5	3,810	762	3,048
Non-compete agreements	3.9	1,535	786	749
Trade name	7.0	1,250	375	875
Total intangible assets		$79,536	$57,221	$22,315
December 31, 2013:
Investment management contracts	4.0	$72,941	$52,661	$20,280
Referral arrangement	5.8	3,810	572	3,238
Non-compete agreements	4.2	1,535	736	799
Trade name	7.3	1,250	344	906
Total intangible assets		$79,536	$54,313	$25,223

Explanatory Notes:
_________________________________

(1)	Gross carrying amounts have been adjusted for impaired assets as of the date presented.

(2)	During the three months ended March 31, 2014 and 2013, the Company recorded amortization expense on its intangible assets of $2.9 million and $4.0 million, respectively.

The following table presents expected amortization expense of the existing intangible assets:

(In thousands)
2014 (9 months remaining)	7,241
2015	6,796
2016	4,010
2017	2,172
2018	1,527
Thereafter	569
$22,315

In January 2012, the Company completed the sale of its rights to manage Gillespie CLO PLC (“Gillespie”), a European CLO. The sale price was comprised of a payment on the closing date and contingent payments which were collected during 2013 and 2014. During the three months ended March 31, 2014 and 2013, the Company collected contingent payments of $0.2 million and $0.8 million, respectively, which was reported in "Net gain on the sale of management contract" on the Condensed Consolidated Statements of Operations.

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9—Deferred Purchase Payments and Contingent Liabilities at Fair Value

The Company's Deferred Purchase Payments and Contingent Liabilities at fair value are as follows:

	March 31, 2014	December 31, 2013
	(In thousands)
Deferred purchase payments	$1,263	$1,179

Contingent liabilities from the Merger (related party) - Note 14	$13,560	$15,349
Contingent liabilities value assumed through the Merger	1,414	1,612
Contingent liabilities at fair value	$14,974	$16,961

Deferred Purchase Payments—In April 2011, the Company entered into a merger (the "Merger") with Commercial Industrial Finance Corp. ("Legacy CIFC"). As a result of the Merger, Legacy CIFC became CIFCAM, a wholly-owned subsidiary of CIFC. The consideration for the Merger included the payment to CIFC Parent Holdings LLC ("CIFC Parent"), the sole stockholder of Legacy CIFC, of $7.5 million of cash payable in three equal installments of $2.5 million (subject to certain adjustments). During 2013, the Company made the final deferred purchase payment related to the Merger of $2.5 million leaving no remaining amounts outstanding under this agreement.

In March 2010, the Company entered into an acquisition and investment agreement with DFR Holdings LLC ("DFR Holdings") and CNCIM pursuant to which it agreed to acquire all of the equity interests in CNCIM from DFR Holdings. The consideration for the CNCIM acquisition includes deferred purchase payments totaling $7.5 million in cash payable in five equal annual installments beginning in December 2010. The final remaining installment of $1.5 million is payable on December 9, 2014.

During the three months ended March 31, 2014 and 2013, the Company made no deferred purchase payments. As of March 31, 2014 and December 31, 2013, the fair value of the remaining deferred purchase payments of $1.3 million and $1.2 million, respectively, was included in the Condensed Consolidated Balance Sheets.

Contingent Liabilities at Fair Value—In addition to the consideration paid in connection with the Merger, the Company was required to pay CIFC Parent a portion of incentives earned on six CLOs managed by CIFCAM (the "Legacy CIFC CLOs"). The terms of these payments were as follows: (i) the first $15.0 million of incentive fees received (which was fulfilled in 2013), (ii) 50% of any incentive fees in excess of $15.0 million in aggregate received from the Legacy CIFC CLOs by the combined company over ten years from April 13, 2011 (the "Merger Closing Date") and (iii) payments relating to the present value of any such incentive fees from the Legacy CIFC CLOs that remain payable to the combined company after the tenth anniversary of the Merger Closing Date. During the three months ended March 31, 2014 and 2013, the Company made total payments of $2.0 million and $2.9 million related to these contingent liabilities. As of March 31, 2014, there are no remaining payments under item (i) and the Company made cumulative payments of $8.5 million under item (ii) to date.

In addition, the Company also assumed contingent liabilities during the merger that primarily represent contingent consideration related to Legacy CIFC’s acquisition of CypressTree in December 2010. The assumed contingent liabilities are based on a fixed percentage of certain management fees from the CypressTree CLOs. These fixed percentages vary by CLO. From the Merger Closing Date to June 2013 the minimum fixed percentage was 55%, and effective July 2013, the minimum fixed percentage was 39%. During the three months ended March 31, 2014 and 2013, the Company made payments of $0.2 million and $0.7 million, respectively, related to these contingent liabilities.

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the changes in fair value of contingent liabilities recorded within "Net gain (loss) on liabilities at fair value" on the Condensed Consolidated Statements of Operations:

	For the Three Months Ended March 31,
	2014	2013
	(In thousands)
Contingent liabilities from the Merger	$(221)	$(76)
Contingent liabilities assumed through the Merger	(8)	(38)
Total net gain (loss) on contingent liabilities at fair value	$(229)	$(114)

Note 10—Long-Term Debt

The following table summarizes the Company's long-term debt:

	March 31, 2014			December 31, 2013
	Carrying Value	Current Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Carrying Value	Current Weighted Average Borrowing Rate	Weighted Average Remaining Maturity
	(In thousands)		(In years)	(In thousands)		(In years)
Recourse debt:
March Junior Subordinated Notes (1)	$95,000	1.00%	21.6	$95,000	1.00%	21.8
October Junior Subordinated Notes (2)	25,000	3.73%	21.6	25,000	3.73%	21.8
Total Subordinated Notes Debt	$120,000	1.57%	21.6	$120,000	1.57%	21.8

Convertible Notes (3)	$19,425	10.00%	3.7	$19,164	10.00%	3.9
Total recourse debt	$139,425			$139,164

Non-recourse Consolidated Entities' debt:
Consolidated CLOs (4)	$10,519,762	1.51%	8.3	$10,336,453	1.43%	8.3
Warehouses (5)	204,884	1.40%	n/m	148,522	1.30%	n/m
Total non-recourse Consolidated Entities' debt	$10,724,646	1.51%	8.3	$10,484,975	1.43%	8.2
Total long-term debt	$10,864,071			$10,624,139

Explanatory Notes:
________________________________

(1)	March Junior Subordinated Notes bear interest at an annual rate of 1% through April 30, 2015 and 3 month LIBOR plus 2.58% until maturity on October 30, 2035.

(2)	October Junior Subordinated Notes bear interest at an annual rate of 3 month LIBOR plus 3.50% and mature on October 30, 2035.

(3)
As of March 31, 2014 and December 31, 2013, Convertible Notes were recorded net of a discount of $5.6 million and $5.8 million, respectively and paid interest at the stated rates of 10.00% for both periods. Including the discount, the effective rate of interest is 18.14% for both periods. The Convertible Notes have a $25.0 million aggregate principal amount.

(4)
Long-term debt of the Consolidated CLOs is recorded at fair value. The subordinated notes of Consolidated CLOs do not have a stated interest rate. Therefore, they are excluded from the calculation of the weighted average borrowing rate. As of March 31, 2014 and December 31, 2013, the par value of the Consolidated CLOs long-term debt (including subordinated notes) was $11.1 billion and $10.9 billion, respectively.

(5)
Long-term debt of warehouses not held by the Company is recorded at fair value. The fair value excludes the preferred shares of Warehouse(s) outstanding as of each respective period not held by the Company, which have a par value of $86.0 million and $67.5 million as of March 31, 2014 and December 31, 2013, respectively. They do not have a stated interest rate and are excluded from the calculation of the weighted average borrowing rate.

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Non-Recourse Consolidated Entities Debt
Consolidated CLOs—During the three months ended March 31, 2014, the Consolidated CLOs issued $0.6 billion of debt, paid down $0.4 billion of their outstanding debt, made net borrowings under revolving credit facilities of $9.4 million, and distributed $62.6 million to the holders of their subordinated notes. During the three months ended March 31, 2013, the Consolidated CLOs issued $1.0 billion of debt, paid down $250.7 million of their outstanding debt and distributed $57.9 million to the holders of their subordinated notes.
The carrying value of the assets of the Consolidated CLOs, which are the only assets to which the Consolidated CLO debt holders have recourse for repayment was $11.3 billion and $11.0 billion as of March 31, 2014 and December 31, 2013, respectively.
Other Consolidated Entities—The debt and equity holders have recourse to the total assets of the respective Consolidated VIE's assets. See Note 4 for further details of the Company's exposure to loss on Consolidated VIEs.

Note 11—Equity

Common Stock—In addition to common stock outstanding, the Company has Convertible Notes that are convertible into 4.1 million shares (the “Conversion Shares”) of common stock (such amount may be adjusted in certain events or increased in connection with the payment of in-kind interest at an initial conversion price of $6.05 per share, subject to adjustment).

During the three months ended March 31, 2014, the Company declared a quarterly dividend of $0.10 per common share to be paid on April 25, 2014 to shareholders of record as of April 4, 2014. Subsequent to quarter end, the Company declared a cash dividend of $0.10 per share which will be paid on June 15, 2014 to shareholders of record as of the close of business on May 25, 2014 (see also Note 16). No dividends were declared during three months ended March 31, 2013.

Stock Options—For the three months ended March 31, 2014 and 2013, the Company recorded total stock-based compensation expense of $0.1 million and $0.9 million, respectively, on the Condensed Consolidated Statements of Operations within "Compensation and benefits." As of March 31, 2014, there was $3.4 million of estimated unrecognized compensation expense related to unvested awards, net of estimated forfeitures, which is expected to be recognized over a weighted average vesting period of 1.4 years. As of March 31, 2014, an aggregate of 522,789 shares remain available for issuance under the Company's 2011 Stock Plan ("2011 Stock Plan"). Subsequent to quarter end, the Company's Board of Directors approved the second amendment to the 2011 Stock Plan increasing the aggregate number of common shares authorized for issuance under the plan by 2.0 million shares to 6,181,929, subject to shareholder approval.

The following table summarizes certain Stock Options activity:

	Number of Shares Underlying Stock-Based Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at December 31, 2013	3,879,813	$6.33	5.77	$5,979
Exercised	(100,000)	4.83
Forfeited (1)	(300,000)	5.56
Outstanding at March 31, 2014	3,479,813	$6.43	5.32	$6,131
Exercisable at March 31, 2014	2,264,578	$6.35	3.71	$4,111
Vested and Expected to vest at March 31, 2014 (2)	3,358,289	$6.43	5.21	$5,929

Explanatory Notes:
________________________________

(1)	The forfeited stock-based awards are returned to the grant pool for reissuance under the 2011 Stock Plan.

(2)	Includes a reduction to outstanding options at period end for expected forfeiture rate over the life of the options.

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Management estimates the fair value of stock-based awards using the Black-Scholes option pricing model. The weighted average assumptions as of the grant date related to stock-based awards (by period issued) are listed in the table below (1):

For the Three Months Ended March 31,
2013
Expected dividend yield	—
Expected volatility	48.75%
Risk-free interest rate	1.10%
Expected life (years)	6.11

Explanatory Note:
________________________________

(1)	No stock-based awards were issued during the three months ended March 31, 2014.

The stock-based awards granted generally have exercise prices equal to the fair market value of the stock on the date of grant, a contractual term of 10 years and a vesting period of approximately 4 years. In addition to awards with service conditions, certain of the awards also contain performance conditions. The expected dividend yield is the expected annual dividend as a percentage of the fair market value of the stock on the date of grant. All options were granted prior to the Company declaring a dividend therefore, the expected dividend yield included the assumption that the Company did not expect to make dividend distributions in the foreseeable future at the grant date. The expected volatility is estimated by considering the historical volatility of the Company's stock, the historical and implied volatility of peer companies and the Company's expectations of volatility for the expected life of the stock-based awards. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for an instrument which closely approximates the expected option term. The expected option term is the number of years management estimates that the stock-based award will be outstanding prior to exercise. The expected life of the stock-based awards issued is determined using the simplified method.

Profits Interests Awards—During June 2011, CIFC Parent (a related party until December 18, 2013) granted certain employees of the Company profits interests in CIFC Parent. During the three months ended March 31, 2014 and 2013, the Company recorded a non-cash compensation expense of $0.1 million and $0.9 million, respectively, in "Compensation and benefits" on the Condensed Consolidated Statements of Operations related to the amortization and remeasurement of the value of the awards. As of March 31, 2014, there was $0.1 million of estimated unrecognized compensation expense related to these awards.

Warrants—In connection with the restructuring of an investment product formerly managed by the Company, CIFC issued 250,000 warrants. These warrants provides the holders the right to purchase shares of the Company's common stock at an exercise price of $4.25 per share and expire on April 9, 2014. As of both March 31, 2014 and December 31, 2013, total warrants outstanding totaled 225,000. During April 2014, the holders of the warrants exercised their rights and the Company net share settled for approximately 99,065 of common shares. See Note 16 for further details.

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12 —Earnings (Loss) Per Share

The following table presents the calculation of basic and diluted earnings (loss) per share ("EPS"):

	For the Three Months Ended March 31,
	2014	2013
	(In thousands, except per share data)
Net income (loss) attributable to CIFC Corp. - basic	$235	$2,787
Dilutive effect of Convertible Notes	472	449
Net income (loss) attributable to CIFC Corp. - diluted	707	3,236

Weighted-average shares - basic	20,839	20,797
Convertible Notes	4,132	4,132
Stock options (1)	593	261
Warrants (1)(2)	495	603
Unvested RSUs	11	n/a
Weighted-average shares - diluted	26,070	25,794

Earnings (loss) per share
Basic	$0.01	$0.13
Diluted	$0.03	$0.13

Explanatory Notes:
________________________________

(1)	During the three months ended March 31, 2014 and 2013, $0.9 million and $1.2 million of stock options were considered anti-dilutive and excluded from diluted EPS.

(2)	Subsequent to quarter end, holders of 225,000 warrants exercised their rights and the Company net share settled for 99,065 of common shares. See Note 11 and 16 for further details.

Note 13—Income Taxes

The following table summarizes the Company's tax position:

	For the Three Months Ended March 31,
	2014	2013
	(In thousands)
Income (loss) before income taxes	$36,985	$34,051
Income tax expense	$(12,404)	$(3,110)
Effective income tax rate	33.5%	9.1%

The effective tax rate, including non-controlling interests in Consolidated VIEs, was 33.5% and 9.1%, for the three months ended March 31, 2014 and 2013, respectively. The increase in the effective tax rate compared with the prior year was primarily attributable to the write-down of deferred tax assets impacted by tax law changes enacted by New York State on March 31, 2014 that are effective for tax years beginning on or after January 1, 2015 and higher pre-tax income in the first quarter of 2014. The current quarter included a tax expense of approximately $6.4 million related to the change in New York State tax laws. The accounting estimates used to compute the provision for income taxes may change as new events occur, additional information is obtained or as the result of new judicial interpretations or changes in tax laws or regulations.

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14—Related Party Transactions

DFR Holdings—As of March 31, 2014 and December 31, 2013, DFR Holdings owned approximately 14.7 million shares of the Company's common stock, $25.0 million aggregate principal amount of the Company's Convertible Notes, which is convertible into approximately 4.1 million shares of the Company's common stock, and warrants that entitle DFR Holdings the right to purchase 2.0 million shares of the Company's voting common stock. As such, related party transactions also included (i) the interest expense on Convertible notes of $0.9 million and $0.8 million during the three months ended March 31, 2014 and 2013, respectively, (ii) deferred purchase payments (see Note 9), and (iii) quarterly dividends (see Note 11). For the three months ended March 31, 2013, total management fees from related parties was $13,000.

The Company agreed to nominate to our Board of Directors six directors designated by DFR Holdings. The number of directors that can be designated by DFR Holdings is reduced in the event that DFR Holdings decreases its ownership (on a diluted basis) in CIFC. If DFR Holdings' ownership falls below 5%, it will lose the right to designate any director. During the three months ended March 31, 2014, the directors earned an aggregate $0.2 million related to their services.

CIFC Parent—As of March 31, 2014, CIFC Parent no longer owns common shares of the Company. However, during the three months ended March 31, 2013, CIFC Parent held 9.1 million shares of the Company's common stock and invested in CLOs managed by the Company.

As such, related party transactions for the three months ended March 31, 2014, included (i) contingent liabilities payments to CIFC Parent (see Note 9), (ii) fees to the Company for providing certain administrative services to CIFC Parent, and (iii) profits interests in CIFC Parent granted during 2011 to certain employees of the Company (see Note 11). As of March 31, 2014 and December 31, 2013, total management fee receivables due from related parties was $0.2 million for both periods. For the three months ended March 31, 2014 and 2013, total management fees from related parties was $13,000 and $46,000, respectively.
Other—As of March 31, 2014 and December 31, 2013, a board member holds $1.0 million of income notes in one of the Company's sponsored CLOs, CIFC Funding 2013-II, Ltd., through an entity in which he is a 50% equity holder.
Funds—As of March 31, 2014, employees and directors of the Company invested an aggregate $3.3 million in three different funds which the Company invests in and manages. Employees are not charged a management fee on their investment. Directors were charged a fee, similar to certain other investors. For the three months ended March 31, 2014, that amount was de minimis.
Note 15—Commitments and Contingencies
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

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Lease Commitments—During the three months ended March 31, 2014 and 2013, total occupancy expense was $0.4 million for both periods. The future minimum commitments under the Company's lease agreement are as follows:

(In thousands)
2014 (9 months remaining)	1,205
2015	1,607
2016	1,607
2017	1,607
2018	1,680
Thereafter	7,010
$14,716

Unfunded Loan Commitments—Certain of the Consolidated CLOs have debt structures which include unfunded revolvers. Unfunded debt commitments represent the estimated fair value of those unfunded revolving debt facilities. Unfunded loan commitments represent the estimated fair value of those unfunded revolvers of loan facilities.
Unfunded loan commitments represent the estimated fair value of those unfunded revolvers of loan facilities. As of March 31, 2014 and December 31, 2013, the Consolidated CLOs had unfunded investment commitments on loans of $29.9 million and $36.8 million, respectively. The timing and amount of additional funding on these loans are at the discretion of the borrower, to the extent the borrower satisfies certain requirements and provides certain documentation. The Company does not have any obligation to fund these commitments.
Other—As of both March 31, 2014 and December 31, 2013, the Company fully funded the aggregate minimum commitment to invest $30.0 million in its CIFC sponsored funds.

Note 16—Subsequent Events

Subsequent to quarter end, the Company sponsored the issuance of a new CLO that represented approximately $800 million of new loan-based AUM.

During April 2014, holders of the remaining 225,000 warrants (granted as part of a 2010 termination agreement with Deerfield Pegasus Loan Capital LP), exercised their rights on two separate dates. The Company net share settled for 99,065 of common shares.

Subsequent to quarter end, the Company declared a cash dividend of $0.10 per share. The dividend will be paid on June 15, 2014 to shareholders of record as of the close of business on May 25, 2014.

On April 30, 2014, the Company's Board of Directors approved the second amendment to the 2011 Stock Plan increasing the aggregate number of shares authorized for issuance under the plan by 2.0 million shares to 6,181,929, subject to shareholder approval.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with our Condensed Consolidated Financial Statements and notes thereto included in Part I—Item 1. Condensed Consolidated Financial Statements and Notes (Unaudited) of this Quarterly Report on Form 10-Q (the “Quarterly Report”).  The statements in this discussion regarding the industry outlook and our expectations regarding the future performance of our business and the other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in Special Note Regarding Forward-Looking Statements and Part I—Item 1A. Risk Factors in our 2013 Annual Report on Form 10-K. Unless otherwise noted or the context otherwise requires, we refer to CIFC Corp. as “CIFC,” to CIFC and its subsidiaries as “we,” “us,” “our,” “our company,” or “the Company,” to CIFC Asset Management LLC, one of our wholly-owned subsidiaries, as “CIFCAM,” to Deerfield Capital Management LLC, one of our indirect wholly-owned subsidiaries, as “DCM,” to CypressTree Investment Management, LLC, one of our indirect wholly-owned subsidiaries, as “CypressTree,” to Columbus Nova Credit Investments Management, LLC, one of our indirect wholly-owned subsidiaries, as “CNCIM.”

Overview

CIFC Corp. (“CIFC” and, together with its subsidiaries, "we" or "us") is a fundamentals-based, relative value, alternative credit manager. Our primary business is to provide investment management services for investment products. We manage assets for various types of investors, including: pension funds, hedge funds and other asset management firms, banks, insurance companies and other types of institutional investors located across the world.
Our assets under management ("AUM") is primarily comprised of Collateralized Loan Obligations ("CLOs"), credit funds and separately managed accounts ("SMA", together with credit funds "other loan-based products"). These credit products are opportunistic investment strategies where we seek to generate both current income and capital appreciation, primarily through senior secured corporate loan (“SSCL”) investments and, to a lesser extent, other investments. Management internally views the business as one reportable segment.
We have three primary sources of revenue: senior and subordinated management fees, incentive fees and investment income. Management fees are generally related to the amount of assets managed (or AUM), incentive fees are related to the performance of the funds and investment income is based on the performance of the our direct investment in our products.
CIFC Corp. is a Delaware corporation headquartered in New York City. As of March 31, 2014, DFR Holdings LLC, on a fully-diluted basis, owns approximately 73% of our outstanding shares.
Executive Overview

We had a successful first quarter in terms of both investment performance and asset growth. Our CLOs and total return funds continued to perform well. We continued to expand our credit platform to offer multiple investment products. During the quarter, we started building out a private debt platform and hired two highly experienced senior investment professionals.

The markets for CLOs began the year strongly and CLO issuance in 2014 has outpaced the record levels of 2013. Despite the expected AUM run-off in our legacy CLOs, our loan-based AUM increased by $300 million during the quarter. Our ability to establish warehouses and accumulate assets before pricing the CLOs has been a key competitive advantage we continue to leverage. Our CLO pipeline is robust and supported by two open non mark-to-market warehouses.

During the quarter ended March 31, 2014, we recorded GAAP net income attributable to CIFC Corp. of $0.2 million, compared to $2.8 million for the same period in the prior year. For GAAP net income attributable to CIFC Corp., the current quarter included a tax expense of approximately $6.4 million related to the write-down of deferred tax assets impacted by tax laws enacted by New York State on March 31, 2014, that are effective for tax years beginning on or after January 1, 2015. In addition, Economic Net Income ("ENI") was $13.2 million, compared to $5.7 million for the same period in the prior year.

Excluding the income tax expense related to the change in New York State tax laws for GAAP, GAAP and ENI performance improved primarily due to higher net investment income and incentive management fees. Net investment income increased primarily driven by increased net unrealized gains recognized during the current quarter while incentive management fees increased primarily driven by (i) CIFC earning 50% of incentive fees realized on legacy CIFC CLOs (previously, all incentive fees were paid to CIFC Parent Holdings LLC ("CIFC Parent") in connection with the 2011 merger) and (ii) more CLOs reaching their incentive hurdles compared to the same period in the prior year. Further, GAAP results were offset by (i) increases in income tax expenses due to higher pre-tax net income attributable to CIFC Corp. in the current quarter compared to the same quarter in the prior year and (ii) a decrease of revenues from fee sharing (GAAP presents fees gross of fee sharing) and non-core revenues. See "Results of Operations" and "Non-GAAP Measure - ENI" below for additional details.
Fee Earning AUM

The following table summarizes the Fee Earning AUM ("Fee Earning AUM" or "AUM"), for which we are paid a management fee, by significant investment product category (1):

	March 31, 2014		December 31, 2013		March 31, 2013
	Number of Accounts	Fee Earning AUM (2)	Number of Accounts	Fee Earning AUM (2)	Number of Accounts	Fee Earning AUM (2)
		(In thousands)		(In thousands)		(In thousands)
Post 2011 CLOs	9	$4,732,728	8	$4,127,951	5	$2,585,214
Legacy CLOs (3)	19	6,423,605	20	6,811,382	27	9,004,131
Total CLOs	28	11,156,333	28	10,939,333	32	11,589,345
Other Loan-Based Products (4)	6	1,189,120	6	1,106,526	2	780,288
Total Loan-Based AUM	34	12,345,453	34	12,045,859	34	12,369,633
ABS and Corporate Bond CDOs	8	$768,609	8	$802,821	12	$2,087,317
Total Fee Earning AUM	42	$13,114,062	42	$12,848,680	46	$14,456,950

Explanatory Notes:
_________________________________

(1)	We do not expect to issue new CDOs in the future. Fee Earning AUM on CDOs is expected to continue to decline as these funds run-off per their contractual terms.

(2)
Fee Earning AUM generally reflects the aggregate principal or notional balance of the collateral and, in some cases, the cash balance held by the CLO as of the date of the last trustee report received for each CLO prior to the respective AUM date.

(3)	Legacy CLOs represent all managed CLOs issued prior to 2011, including CLOs acquired since 2011 but issued prior to 2011.

(4)	Other loan-based products management fee structures vary by fund and may not be similar to a CLO.

Fee Earning AUM activity are as follows:

	For the Three Months Ended
	March 31,	December 31,	March 31,
	2014	2013	2013
	(In thousands)
Total loan-based AUM - Beginning Balance	$12,045,859	$12,280,555	$11,844,898
CLO New Issuances	600,462	501,689	1,001,334
CLO Principal Paydown	(381,516)	(411,828)	(412,412)
CLO Calls, Redemptions and Sales	—	(385,911)	(165,141)
Fund Subscriptions	47,188	105,950	122,597
Fund Redemptions	—	—	(10,354)
Other (1)	33,460	(44,596)	(11,289)
Total loan-based AUM - Ending Balance	12,345,453	12,045,859	12,369,633
Total CDOs - Ending Balance	768,609	802,821	2,087,317
Total Fee Earning AUM - Ending Balance	$13,114,062	$12,848,680	$14,456,950

Explanatory Note:
_________________________________
(1)     Other includes changes in collateral balances of CLOs between periods and market value changes in certain other loan-based products.

During the three months ended March 31, 2014, total AUM increased by $0.3 billion. During the quarter, we sponsored the issuance of one CLO and increased subscriptions to other loan-based products increasing Fee Earning AUM by approximately $647.7 million. New AUM was offset by declines in AUM for certain Legacy CLOs aggregating $381.5 million which have reached the end of their contractual reinvestment periods (after which capital is returned to investors as the loan assets underlying the CLOs repay principal).

Most of the CLOs and CDOs we manage and issued prior to 2011 have passed their first optional call date and are generally callable by their subordinated note holders, subject to satisfaction of certain conditions. As expected, CDO AUM continued to decline during the three months ended March 31, 2014. We do not expect to sponsor new CDOs and expect CDO AUM to continue to decline going forward as these funds run-off per their contractual terms.

The structure of the CLOs we manage affects the management fees paid to us. The following table summarizes select details of the structure of each of the CLOs we manage:

	Issuance Date	March 31, 2014 Fee Earning AUM	First Optional Call Date (1)	Termination of Reinvestment Period (2)	Maturity Year (3)
	Month/Year	(In thousands)	Month/Year
Post 2011 CLOs
CIFC Funding 2011-I, Ltd.	01/12	$403,826	01/14	01/15	2023
CIFC Funding 2012-I, Ltd.	07/12	453,925	08/14	08/16	2024
CIFC Funding 2012-II, Ltd.	11/12	732,293	12/14	12/16	2024
CIFC Funding 2012-III, Ltd.	01/13	503,850	01/15	01/17	2025
CIFC Funding 2013-I, Ltd.	03/13	505,084	04/15	04/17	2025
CIFC Funding 2013-II, Ltd.	06/13	627,182	07/15	07/17	2025
CIFC Funding 2013-III, Ltd.	09/13	402,878	10/15	10/17	2025
CIFC Funding 2013-IV, Ltd.	11/13	502,889	11/15	11/17	2024
CIFC Funding 2014, Ltd.	03/14	600,801	04/16	04/18	2025
Total Post 2011 CLOs		4,732,728
Legacy CLOs
Navigator 2005 CLO, Ltd.	07/05	46,480	10/11	10/11	2017
Marquette Park CLO Ltd. (4)	12/05	86,679	04/10	01/12	2020
Bridgeport CLO Ltd.	06/06	410,150	10/09	07/13	2020
CIFC Funding 2006-I, Ltd.	08/06	252,351	10/10	10/12	2020
Columbus Nova 2006-I, Ltd.	08/06	311,963	10/09	10/12	2018
Navigator 2006 CLO, Ltd.	09/06	290,255	09/10	09/13	2020
CIFC Funding 2006-I B, Ltd.	10/06	231,882	12/10	12/12	2020
Burr Ridge CLO Plus Ltd.	12/06	251,328	06/12	03/13	2023
CIFC Funding 2006-II, Ltd.	12/06	418,095	03/11	03/13	2021
Columbus Nova 2006-II, Ltd.	12/06	386,565	02/10	02/13	2018
Hewett's Island CLO V, Ltd.	12/06	149,290	12/09	12/12	2018
CIFC Funding 2007-I, Ltd.	02/07	377,214	05/11	11/13	2021
CIFC Funding 2007-II, Ltd.	03/07	588,004	04/11	04/14	2021
Columbus Nova 2007-I, Ltd.	03/07	327,651	05/10	05/13	2019
Hewett's Island CLO VI, Ltd.	05/07	195,373	06/10	06/13	2019
Schiller Park CLO Ltd.	05/07	378,911	07/11	04/13	2021
Bridgeport CLO II Ltd.	06/07	489,738	12/10	09/14	2021
CIFC Funding 2007-III, Ltd.	07/07	434,077	07/10	07/14	2021
Primus CLO II, Ltd.	07/07	364,891	10/11	07/14	2021
Columbus Nova 2007-II, Ltd.	11/07	432,708	10/10	10/14	2021
Total Legacy CLOs		6,423,605
Total CLOs		$11,156,333
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

(4)
This CLO was called by its subordinated note holders during the three months ended March 31, 2014 and has been excluded from the CLO count in Fee Earning AUM. As of March 31, 2014, we still expect to receive some management fees related to the CLO and have included the balance in our AUM.

Results of Condensed Consolidated Operations

The Condensed Consolidated Financial Statements include the financial statements of our wholly owned subsidiaries, the entities in which we have a controlling interest ("Consolidated Funds") and variable interest entities ("VIEs" or "Consolidated VIEs") for which we are deemed to be the primary beneficiary (together the "Consolidated Entities"). Consolidated VIEs includes certain CLOs and warehouses we manage. The following table presents our comparative Condensed Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013:

	For the Three Months Ended March 31,		2014 vs. 2013
	2014	2013	Variance	% Variance
	(In thousands, except share and per share amounts)
Revenues
Management fees	$1,612	$2,642	$(1,030)	(39)%
Net investment income	97	(9)	106	(1,178)%
Total net revenues	1,709	2,633	(924)	(35)%
Expenses
Compensation and benefits	7,340	7,524	(184)	(2)%
Professional services	1,046	1,923	(877)	(46)%
General and administrative expenses	2,213	1,483	730	49%
Depreciation and amortization	3,145	4,218	(1,073)	(25)%
Total expenses	13,744	15,148	(1,404)	(9)%
Other Income (Expense) and Gain (Loss)
Net gain (loss) on investments at fair value	1,406	349	1,057	303%
Net gain (loss) on contingent liabilities at fair value	(229)	(114)	(115)	101%
Corporate interest expense	(1,467)	(1,482)	15	(1)%
Net gain on the sale of management contract	228	752	(524)	(70)%
Other, net	—	3	(3)	(100)%
Net other income (expense) and gain (loss)	(62)	(492)	430	87%
Operating income (loss)	(12,097)	(13,007)	910	7%

Net results of Consolidated Entities	49,082	47,058	2,024	4%
Income (loss) before income taxes	36,985	34,051	2,934	9%
Income tax (expense) benefit	(12,404)	(3,110)	(9,294)	299%
Net income (loss)	24,581	30,941	(6,360)	(21)%
Net (income) loss attributable to noncontrolling interest in Consolidated Entities	(24,346)	(28,154)	3,808	(14)%
Net income (loss) attributable to CIFC Corp.	$235	$2,787	$(2,552)	(92)%
Earnings (loss) per share:
Basic	$0.01	$0.13	$(0.12)	n/m
Diluted	$0.03	$0.13	$(0.10)	n/m
Weighted-average number of shares outstanding:
Basic	20,839,236	20,797,490	41,746	—%
Diluted	26,070,228	25,793,831	276,397	1%

Net income (loss) attributable to CIFC Corp. was $0.2 million, or $0.03 per fully diluted share for the three months ended March 31, 2014, compared to $2.8 million, or $0.13 per fully diluted share, in the prior year. Net income (loss) attributable to CIFC Corp. decreased by $2.6 million from the prior year predominantly due to the following net results:

Total Net Revenues—GAAP net revenues includes management fees from unconsolidated CLOs and other loan-based products. Total net revenues decreased $0.9 million or (35)% from the same period of the prior year primarily due to the absence of management fees from unconsolidated funds that liquidated during 2013. In addition, certain unconsolidated CLOs and CDOs have reached the end of their contractual reinvestment periods thereby reducing AUM and its related management fees. This decrease is slightly offset by SMA management fees recognized during the current year as AUM from these products has increased since the same period in the prior year.

Total Expenses—Total expenses decreased $1.4 million or (9)% year over year primarily due to decreases in Depreciation and amortization expenses and Professional services. These decreases were slightly offset by higher costs in General and administrative expenses.

Depreciation and amortization decreased by $1.1 million or (25)% from the prior year primarily due to a reduction in intangible amortization expense on management contracts acquired for certain CLOs and CDOs that were impaired or written off in the prior year. Professional fees decreased by $0.9 million or (46)% from the prior year, primarily due to an overall reduction in the use of external consultants. In addition, General and administrative expenses increased quarter over quarter due to increase in (i) investment related subscription services and (ii) other general and administrative costs to support our overall growth.

Net other income (expense) and gain (loss)—Total Net other income and gains increased by $0.4 million or 87% period over period, primarily due to increase in net gains on investment at fair value as we realized more gains during the current year primarily from net gain in CLO equity interests and warehouse activity. These increases were slightly offset by a decrease in contingent gains we recognized from the sale of our rights to manage Gillespie (see “Item 8-Notes to Condensed Consolidated Financial Statements-Note 8”).

Net results of Consolidated Entities attributable to CIFC Corp.—The table below represents our share in the net results of the Consolidated Entities and a reconciliation to the characteristics of these results:

	For the Three Months Ended March 31,		2014 vs. 2013
	2014	2013	Variance	% Variance
	(In thousands)
Net results of Consolidated Entities	$49,082	$47,058	$2,024	4%
Net (income) loss attributable to noncontrolling interest in Consolidated Entities	(24,346)	(28,154)	3,808	(14)%
Net results of Consolidated Entities attributable to CIFC Corp.	$24,736	$18,904	$5,832	31%

Characteristics of net results of Consolidated Entities attributable to CIFC Corp:
Consolidated Entities management fees	$20,243	$18,155	$2,088	12%
Consolidated Entities net investment income	4,493	749	3,744	500%
Net results of Consolidated Entities attributable to CIFC Corp.	$24,736	$18,904	$5,832	31%

Net results of Consolidated Entities attributable to CIFC Corp. includes our portion of the Consolidated Entities' (including our Consolidated VIEs, or CLOs and warehouses) operating results. During the three months ended March 31, 2014 and 2013, we recognized $24.7 million and $18.9 million, respectively, of Consolidated Entities' management fees and net investment interest income related to our investments in the equity of CLOs we manage.

The $5.8 million or 31% increase in Net results of Consolidated Entities attributable to CIFC Corp. was primarily due to an increase in Consolidated Entities' net investment income and incentive management fees. Net investment income increased primarily driven by an increase in net gains from our warehouse and CLO investments during the current quarter. Incentive management fees increased primarily driven by (i) CIFC earning 50% of incentive fees realized on legacy CIFC CLOs (previously, all incentive fees were paid to CIFC Parent Holdings LLC ("CIFC Parent") in connection with the 2011 merger) and (ii) more CLOs reaching their incentive hurdles compared to the same period in the prior year.

Income tax expense/benefit—The following table summarizes our tax position:

	For the Three Months Ended March 31,
	2014	2013
	(In thousands)
Income (loss) before income taxes	$36,985	$34,051
Income tax expense	$(12,404)	$(3,110)
Effective income tax rate	33.5%	9.1%

The effective tax rate, including non-controlling interests in Consolidated VIEs, was 33.5% and 9.1%, for the three months ended March 31, 2014 and 2013, respectively. The increase in the effective tax rate compared with the prior year was primarily attributable to the write-down of deferred tax assets impacted by tax law changes enacted by New York State on March 31, 2014 that are effective for tax years beginning on or after January 1, 2015 and higher pre-tax income in the first quarter of 2014. The current quarter included a tax expense of approximately $6.4 million related to the change in New York State tax laws. The accounting estimates used to compute the provision for income taxes may change as new events occur, additional information is obtained or as the result of new judicial interpretations or changes in tax laws or regulations.

Economic Net Income "ENI" (Non-GAAP Measures)

ENI is a non-GAAP financial measure of profitability which we use in addition to GAAP Net income attributable to CIFC Corp. to measure the performance of our core business (excluding non-core products). We believe ENI reflects the nature and substance of the business, the economic results driven by management fee revenues from the management of client funds and earnings on our investments. ENI presents management fee revenues net of (i) any fee-sharing arrangements primarily resulting from mergers or acquisitions and (ii) revenues attributable to non-core investment products. In addition, ENI represents net income (loss) attributable to CIFC Corp. before taxes, gains (losses) on disposition(s) attributable to non-core assets, a portion of non-cash compensation related to profits interests granted by CIFC Parent in June 2011 (a significant stockholder prior to December 18, 2013 - See Item 8 - "Consolidated Financial Statements - Note 14"), amortization and impairments of intangible assets, gains/(losses) on derivatives and contingent liabilities and certain non-recurring operating expenses and strategic transaction expenses (such as those associated with mergers and acquisitions).

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

	For the Three Months Ended March 31,
	2014	2013
	(in thousands)
GAAP Net income (loss) attributable to CIFC Corp.	$235	$2,787
Reconciling and non-recurring items:
Management fee sharing arrangements (1)	(2,645)	(4,210)
Management fees attributable to non-core funds (2)	(241)	(542)
Compensation costs (3)	512	1,098
Amortization and impairment of intangibles	2,909	4,049
Net (gain)/loss on contingent liabilities and other (4)	229	114
Gain on sales of contracts (5)	(228)	(752)
Income tax expense (benefit)	12,404	3,110
Total reconciling and non-recurring items	12,940	2,867
ENI	$13,175	$5,654

Explanatory Notes:
______________________________

(1)
We share management fees on certain of the CLOs we manage (for example, management fees on certain acquired funds are shared with the party that sold the funds to us). Management fees are presented on a gross basis for GAAP and on a net basis for Non-GAAP ENI.

(2)	Current year ENI calculation includes the reduction attributable to non-core management fees. Prior year ENI calculation has been adjusted to conform with the current year's calculation.

(3)
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

(4)	Adjustment primarily includes the elimination of gains (losses) on contingent liabilities during the respective periods.

(5)	In January 2012, we completed the sale of our right to manage Gillespie CLO PLC. We recognized additional gains from contingent payments collected during 2014 and 2013.

The following table presents our components of ENI for the three months ended March 31, 2014 and 2013:

	For the Three Months Ended March 31,
			2014 vs. 2013
	2014	2013	Variance	% Variance
	(in thousands)
Adjusted revenues
Management fees (1)(2)	$18,969	$16,046	$2,923	18%
Net investment income	5,996	1,089	4,907	451%
Total adjusted net revenues (3)	24,965	17,135	7,830	46%

Adjusted expenses
Compensation and benefits	6,828	6,426	402	6%
Professional services	1,046	1,923	(877)	(46)%
General and administrative expenses	2,213	1,484	729	49%
Depreciation and amortization	236	169	67	40%
Corporate interest expense	1,467	1,482	(15)	(1)%
Other, net	—	(3)	3	(100)%
Total adjusted expenses (4)	11,790	11,481	309	3%

ENI	$13,175	$5,654	$7,521	133%

Explanatory Notes:
______________________________

(1)	See Adjusted management fees table below for details of revenue components.

(2)	Current year ENI calculation includes the reduction attributable to non-core management fees. Prior year ENI calculation has been adjusted to conform with the current year's calculation.

(3)
For the three months ended March 31, 2014 and 2013, total adjusted net revenues includes GAAP Net revenues of $1.7 million and $2.6 million, respectively, GAAP Net gains (losses) on investments at fair value of $1.4 million and $0.3 million, respectively, GAAP Net results from Consolidated Entities of $49.1 million and $47.1 million, respectively, GAAP Net (income) loss attributable to noncontrolling interest in Consolidated Entities of $(24.3) million and $(28.2) million, respectively, and adjusted for management fees attributable to fee sharing of $(2.6) million and $(4.2) million, respectively, and non-core products of $(0.2) million and $(0.5) million, respectively.

(4)
For the three months ended March 31, 2014 and 2013, total adjusted expenses includes GAAP total expenses of $13.7 million and $15.1 million, respectively, corporate interest expense of $1.5 million and $1.5 million, respectively, and excludes certain compensation costs of $0.5 million and $1.1 million, respectively, and amortization and impairment of intangible assets of $2.9 million and $4.0 million, respectively.

The following table presents our components of management fees as adjusted for ENI for the three months ended March 31, 2014 and 2013 (1):

	For the Three Months Ended March 31,		2014 vs. 2013
	2014	2013	Variance	% Variance
	(In thousands)
Senior management fees	$4,692	$4,765	$(73)	(2)%
Subordinated management fees	8,469	8,346	123	1%
Incentive management fees	4,900	2,613	2,287	88%
Subtotal	$18,061	$15,724	2,337	15%
Other loan-based products	908	322	586	182%
Total adjusted management fee revenues	$18,969	$16,046	$2,923	18%

Explanatory Note:
______________________________

(1)	Current year ENI calculation includes the reduction attributable to non-core management fees. Prior year ENI calculation has been adjusted to conform with the current year's calculation.

Adjusted Management Fees—Total adjusted management fee revenue increased by $2.9 million or 18% primarily as a result of an increase in incentive fees. Incentive fees increased as (i) we earned 50% of incentive fees realized from the legacy CIFC CLOs acquired through the Merger. All incentive fees earned during the first quarter of 2013 were shared with the seller (see also Contingent Liabilities and Other Commitments below for further details) and (ii) more CLOs reached their incentive fee hurdles during the current year. Senior, subordinated and other loan-based product management fees increased as the current year included a full year of results from CLOs sponsored, funds launched and SMAs entered since the second quarter of 2012. These increases were offset by principal paydowns, calls and redemptions of certain legacy CLOs.

Adjusted net investment income—The following table presents our components of net investment income as adjusted for ENI for the three months ended March 31, 2014 and 2013:

	For the Three Months Ended March 31,		2014 vs. 2013
	2014	2013	Variance	% Variance
	(In thousands)
Adjusted Net Investment Income
CLO Funds	$1,312	$(1,730)	$3,042	(176)%
Warehouse	3,293	2,634	659	25%
Loans	—	(11)	11	(100)%
Other-loan based products	1,391	196	1,195	610%
Total adjusted net investment income	$5,996	$1,089	$4,907	451%

Total adjusted net investment income increased by $4.9 million or 451%. The increase was primarily driven by an increase in net unrealized gains recognized on our CLO and warehouse investments held during the current quarter compared to the same period in the prior year. We recognized adjusted net investment income from three warehouse investments during the first quarter of 2014 compared to one warehouse investment during the first quarter of the prior year.

Adjusted expenses—Total adjusted expenses increased by $0.3 million or 3% primarily due to an increase in adjusted general and administrative and adjusted compensation and benefits costs. The net increase of adjusted general and administrative and adjusted compensation and benefits costs was primarily due to increased headcount and increased costs to support our overall growth. Professional fees decreased period over period due to an overall reduction of the use of external consultants as we hired personnel to perform these services.

Liquidity and Capital Resources

The table below is a reconciliation of selected cash flows data for the three months ended March 31, 2014 from GAAP to Non-GAAP:

	For the Three Months Ended March 31, 2014
(In thousands)	GAAP	Consolidation Adjustments	Deconsolidated Non-GAAP
Cash and Cash Equivalents, Beginning	$25,497	$(4,132)	$21,365

Net cash provided by/(used in) Operating Activities	30,513	(13,039)	17,474
Net cash provided by/(used in) Investing Activities	(213,179)	210,037	(3,142)
Net cash provided by/(used in) Financing Activities	191,164	(192,866)	(1,702)
Net change in Cash and Cash Equivalents	8,498	4,132	12,630

Cash and Cash Equivalents, End	$33,995	$—	$33,995

As of March 31, 2014, total deconsolidated non-GAAP cash and cash equivalents increased by $12.6 million to $34.0 million from $21.4 million as of December 31, 2013. For the three months ended March 31, 2014, cash flows from operations provided net cash proceeds of $17.5 million. Our net investment in CIFC managed CLO equity, warehouses and funds during the quarter was $3.0 million and we paid down $2.2 million of contingent liabilities (related to fee sharing arrangements). In addition, during the three months ended March 31, 2014 and 2013, we paid incomes taxes of $3.5 million and $2.8 million, respectively.

Our investments as of March 31, 2014 and December 31, 2013 are as follows:

Non-GAAP (1)	March 31, 2014	December 31, 2013
CIFC Managed CLO Equity (Residual Interests)	$31,637	$44,292
Warehouses (2)	46,949	32,529
Other loan-based products (3)	40,422	36,310
Total	$119,008	$113,131

Explanatory Notes:
________________________________

(1)	Pursuant to GAAP, investments in consolidated CLOs, warehouses and certain other loan-based products are eliminated from "Investments at fair value" on our Consolidated Balance Sheets.

(2)
From time to time, we establish “warehouses”, entities designed to accumulate investments in advance of sponsoring new CLOs or other funds managed by us.  To establish a warehouse, we contribute equity capital to a newly formed entity which is typically levered (three to five times) and begins accumulating investments.  When the related CLO or fund is sponsored, typically three to nine months later, the warehouse is “terminated”, with it concurrently repaying the related financing and returning to CIFC our equity contribution, net of gains and losses, if any.

(3)	As of March 31, 2014 and December 31, 2013, was $24.4 million and $16.9 million, respectively, of our investments in funds was not consolidated and included on our Consolidated Balance Sheets.

Other Sources and Uses of Funds

Deferred Purchase Payments—In April 2011, we entered into a merger (the "Merger") with Commercial Industrial Finance Corp. ("Legacy CIFC"). As a result of the Merger, Legacy CIFC became CIFCAM, a wholly-owned subsidiary of CIFC. The consideration for the Merger included the payment to CIFC Parent Holdings LLC ("CIFC Parent"), the sole stockholder of Legacy CIFC, of $7.5 million of cash payable in three equal installments of $2.5 million (subject to certain adjustments). During 2013, we made the final deferred purchase payment related to the Merger of $2.5 million leaving no remaining amounts outstanding under this agreement.

In March 2010,we entered into an acquisition and investment agreement with DFR Holdings LLC ("DFR Holdings") and CNCIM pursuant to which we agreed to acquire all of the equity interests in CNCIM from DFR Holdings. The consideration for the CNCIM acquisition includes deferred purchase payments totaling $7.5 million in cash payable in five equal annual installments beginning in December 2010. The remaining installment of $1.5 million is payable on December 9, 2014.

During the three months ended March 31, 2014 and 2013, we made no deferred purchase payments. As of March 31, 2014 and 2013, the fair value of the remaining deferred purchase payments of $1.3 million and $1.2 million, respectively, was included in the Condensed Consolidated Balance Sheets.

Contingent Liabilities at Fair Value—In addition to the consideration paid in connection with the Merger, we were required to pay CIFC Parent a portion of incentives earned on six CLOs managed by CIFCAM (the "Legacy CIFC CLOs"). The terms of these payments were as follows: (i) the first $15.0 million of incentive fees received (which was fulfilled in 2013), (ii) 50% of any incentive fees in excess of $15.0 million in aggregate received from the Legacy CIFC CLOs by the combined company over ten years from April 13, 2011 (the "Merger Closing Date") and (iii) payments relating to the present value of any such incentive fees from the Legacy CIFC CLOs that remain payable to the combined company after the tenth anniversary of the Merger Closing Date.

During the three months ended March 31, 2014 and 2013, we made total payments of $2.0 million and $2.9 million related to these contingent liabilities. As of March 31, 2014, there are no remaining payments under item (i) and we have made cumulative payments of $8.5 million under item (ii) to date.

In addition, we also assumed contingent liabilities during the merger that primarily represent contingent consideration related to Legacy CIFC’s acquisition of CypressTree in December 2010. The assumed contingent liabilities are based on a fixed percentage of certain management fees from the CypressTree CLOs. These fixed percentages vary by CLO. From the Merger Closing Date to June 2013 the minimum fixed percentage was 55%, and effective July 2013, the minimum fixed percentage was 39%. During the three months ended March 31, 2014 and 2013, we made payments of $0.2 million and $0.7 million related to these contingent liabilities.

Long-Term Debt—The following table summarizes our long-term debt:

	March 31, 2014			December 31, 2013
	Carrying Value	Current Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Carrying Value	Current Weighted Average Borrowing Rate	Weighted Average Remaining Maturity
	(In thousands)		(In years)	(In thousands)		(In years)
Recourse debt:
March Junior Subordinated Notes (1)	$95,000	1.00%	21.6	$95,000	1.00%	21.8
October Junior Subordinated Notes (2)	25,000	3.73%	21.6	25,000	3.73%	21.8
Total Subordinated Notes Debt	$120,000	1.57%	21.6	$120,000	1.57%	21.8

Convertible Notes (3)	$19,425	10.00%	3.7	$19,164	10.00%	3.9
Total recourse debt	$139,425			$139,164

Non-recourse Consolidated Entities' debt:
Consolidated CLOs (4)	$10,519,762	1.51%	8.3	$10,336,453	1.43%	8.3
Warehouses (5)	204,884	1.40%	n/m	148,522	1.30%	n/m
Total non-recourse Consolidated Entities' debt	$10,724,646	1.51%	8.3	$10,484,975	1.43%	8.2
Total long-term debt	$10,864,071			$10,624,139

Explanatory Notes:
________________________________

(1)	March Junior Subordinated Notes bear interest at an annual rate of 1% through April 30, 2015 and 3 month LIBOR plus 2.58% until maturity on October 30, 2035.

(2)	October Junior Subordinated Notes bear interest at an annual rate of 3 month LIBOR plus 3.50% and mature on October 30, 2035.

(3)
As of March 31, 2014 and December 31, 2013, Convertible Notes were recorded net of a discount of $5.6 million and $5.8 million, respectively and paid interest at the stated rates of 10.00% for both periods. Including the discount, the effective rate of interest is 18.14% for both periods. The Convertible Notes have a $25.0 million aggregate principal amount.

(4)
Long-term debt of the Consolidated CLOs is recorded at fair value. The subordinated notes of Consolidated CLOs do not have a stated interest rate. Therefore, they are excluded from the calculation of the weighted average borrowing rate. As of March 31, 2014 and 2013, the par value of the Consolidated CLOs long-term debt (including subordinated notes) was $11.1 billion and $10.9 billion, respectively.

(5)
Long-term debt of warehouses not held by us is recorded at fair value. The fair value excludes the preferred shares of Warehouse(s) outstanding as of each respective period not held by us, which have a par value of $86.0 million and $67.5 million as of March 31, 2014 and 2013, respectively. They do not have a stated interest rate and are excluded from the calculation of the weighted average borrowing rate.

Covenants—Junior Subordinated Notes—The Junior Subordinated Notes contain certain restrictive covenants including (i) a requirement that all asset management activities to be conducted by CIFC Corp. and its subsidiaries, and which permits us to sell equity and material assets of DCM only if all management fees and proceeds from equity and asset sales are subject to the limits on restricted payments set forth in the Note Indentures, (ii) a debt covenant that permits CIFC Corp. and DCM to incur indebtedness only if the proceeds of such indebtedness are subject to the limits on restricted payments set forth in the Note Indentures and (iii) a restricted payments covenant that restricts our ability to pay dividends or make distributions in respect of our equity securities, subject to a number of exceptions and conditions.

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
Lease Commitments—The future minimum commitments under our lease agreement are as follows:

(In thousands)
2014 (9 months remaining)	$1,205
2015	1,607
2016	1,607
2017	1,607
2018	1,680
Thereafter	7,010
$14,716

Consolidated VIEs—Although we consolidate all the assets and liabilities of the Consolidated VIEs (includes the Consolidated CLOs, and warehouses), our maximum exposure to loss is limited to our investments and beneficial interests in the Consolidated VIEs and the receivables of management fees from the Consolidated VIEs. All of these items are eliminated upon consolidation. The assets of each of the Consolidated VIEs are administered by the trustee of each fund solely as collateral to satisfy the obligations of the Consolidated VIEs. If we were to liquidate, the assets of the Consolidated VIEs would not be available to our general creditors, and as a result, we do not consider them our assets. Additionally, the investors in the debt and residual interests of the Consolidated VIEs have no recourse to our general assets. Therefore, this debt is not our obligation.

Related Party Transactions

DFR Holdings—As of March 31, 2014 and December 31, 2013, DFR Holdings owned approximately 14.7 million shares of our common stock, $25.0 million aggregate principal amount of our Convertible Notes, which is convertible into approximately 4.1 million shares of our common stock, and warrants that entitle DFR Holdings the right to purchase 2.0 million shares of our voting common stock. As such, related party transactions also included (i) the interest expense on Convertible notes of $0.9 million and $0.8 million during the three months ended March 31, 2014 and 2013, respectively, (ii) deferred purchase payments (see above—Deferred Purchase Payments and Contingent Liabilities and Other Commitments), and (iii) quarterly dividends (see "Item 1—Consolidated Financial Statements—Note 11"). For the three months ended March 31, 2013, total management fees from related parties was $13,000.

We agreed to nominate to our Board of Directors six directors designated by DFR Holdings. The number of directors that can be designated by DFR Holdings is reduced in the event that DFR Holdings decreases its ownership (on a diluted basis) in CIFC. If DFR Holdings' ownership falls below 5%, it loses the right to designate any director. During the three months ended March 31, 2014, the Directors earned $0.2 million for their services.

CIFC Parent—As of March 31, 2014, CIFC Parent no longer owns common shares of CIFC. However, during the three months ended March 31, 2013, CIFC Parent held 9.1 million shares of our common stock and invested in CLOs managed by CIFC.

As such, related party transactions for the three months ended March 31, 2014, included (i) contingent liabilities payments to CIFC Parent (see above—Deferred Purchase Payments and Contingent Liabilities and Other Commitments), (ii) fees to us for providing certain administrative services to CIFC Parent, and (iii) profits interests in CIFC Parent granted during 2011 to certain of our employees (see "Item 1—Consolidated Financial Statements—Note 11"). As of March 31, 2014 and December 31, 2013, total management fee receivables due from related parties was $0.2 million for both periods. For the three months ended March 31, 2014 and 2013, total management fees from related parties was $13,000 and $46,000, respectively.

Other—As of March 31, 2014 and December 31, 2013, a board member purchased $1.0 million of income notes in one of our sponsored CLO, CIFC Funding 2013-II, Ltd., through an entity in which he is a 50% equity holder.
Funds—As of March 31, 2014, employees and directors of CIFC invested an aggregate $3.3 million in three different funds which CIFC invested in and manages. Employees are not charged a management fee on their investment. Directors were charged a fee, similar to certain other investors. For the three months ended March 31, 2014, that amount was de minimis.
Off-Balance Sheet Arrangements
As of March 31, 2014, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose or VIEs, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of March 31, 2014, we did not guarantee any obligations of unconsolidated entities, enter into any commitments or express intent to provide additional funding to any such entities.
Other—As of both March 31, 2014 and December 31, 2013, we fully funded the aggregate minimum commitment to invest $30.0 million in our CIFC sponsored funds.
Subsequent Events
Subsequent to quarter end, we sponsored the issuance of a new CLO that represented approximately $800 million of new loan-based AUM.

During April 2014, holders of the remaining 225,000 warrants (granted as part of a 2010 termination agreement with Deerfield Pegasus Loan Capital LP), exercised their rights on two separate dates. We net share settled for 99,065 of common shares.

Subsequent to quarter end, we declared a cash dividend of $0.10 per share. The dividend will be paid on June 15, 2014 to shareholders of record as of the close of business on May 25, 2014.

On April 30, 2014, our Board of Directors approved the second amendment to the 2011 Stock Plan increasing the aggregate number of shares authorized for issuance under the plan by 2.0 million shares to 6,181,929, subject to shareholder approval.

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

A summary of our critical accounting estimates is included in our Annual Report on Form 10-K for the year ended December 31, 2013, in Management's Discussion and Analysis of Financial Condition. There have been no significant changes to our critical accounting estimates as of March 31, 2014.

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

PART II. Other Information

Item 1.    Legal Proceedings

A suit was filed in June 2013 against us (and certain of our affiliates and directors) with the Supreme Court of the State of New York, County of New York, by Nga Tran-Pedretti, a former employee, alleging, among other things, employment discrimination, sexual harassment, wrongful discharge, fraud, breach of fiduciary duty and various securities law violations.  Such suit was removed to the United States District Court in the Southern District of New York on June 25, 2013.  The Company and its Directors deny the allegations, intend to defend themselves vigorously, believe that the pending lawsuit is without merit and have filed counterclaims against the plaintiff.

Item 1A.    Risk Factors
There have been no material changes in our risk factors from those disclosed in Part I—Item 1A. Risk Factors of our 2013 Form 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

No common shares were repurchased during the three months ended March 31, 2014.

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

***101.0
Financial statements from the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2014, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets (unaudited); (ii) the Condensed Consolidated Statements of Operations (unaudited); (iii) the Condensed Consolidated Statements of Equity (unaudited), (iv) the Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited), (v) the Condensed Consolidated Statements of Cash Flows (unaudited); and (vi) the Notes to Condensed Consolidated Financial Statements (unaudited) furnished herewith.

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

CIFC CORP.
(Registrant)

Date:	May 15, 2014	By:	/s/ STEPHEN J. VACCARO
Stephen J. Vaccaro, Co-President
(Principal Executive Officer)

Date:	May 15, 2014	By:	/s/ OLIVER WRIEDT
Oliver Wriedt, Co-President
(Principal Executive Officer)

Date:	May 15, 2014	By:	/s/ RAHUL AGARWAL
Rahul Agarwal, Chief Financial Officer
(Principal Financial and Accounting Officer)