Form 10-Q
period 2014-06-30
CIFC Corp.
filed 2014-08-13
CIK 1313918

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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

There were 25,146,986 shares of the registrant’s common stock outstanding as of August 1, 2014.

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

PART I. Financial Information

Item 1.    Condensed Consolidated Financial Statements and Notes (Unaudited)

CIFC CORP. AND ITS SUBSIDIARIES
Condensed Consolidated Balance Sheets
(unaudited)

	June 30, 2014	December 31, 2013
	(Unaudited)
	(In thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$22,046	$25,497
Restricted cash and cash equivalents	1,693	1,700
Due from brokers	—	18,813
Investments at fair value	24,177	16,883
Receivables	2,550	2,120
Prepaid and other assets	3,833	5,104
Deferred tax asset, net	50,815	57,675
Equipment and improvements, net	4,443	4,261
Intangible assets, net	19,707	25,223
Goodwill	76,000	76,000
Subtotal	205,264	233,276
Assets of Consolidated Entities:
Restricted cash and cash equivalents	850,212	699,387
Due from brokers	196,471	209,882
Investments at fair value	11,492,106	10,420,993
Receivables	39,760	36,350
Prepaid and other assets	1,562	300
Total assets of Consolidated Entities	12,580,111	11,366,912
TOTAL ASSETS	$12,785,375	$11,600,188
LIABILITIES
Due to brokers	$1,036	$5,499
Accrued and other liabilities	12,616	15,197
Deferred purchase payments	1,348	1,179
Contingent liabilities at fair value	14,450	16,961
Long-term debt	139,697	139,164
Subtotal	169,147	178,000
Non-Recourse Liabilities of Consolidated Entities:
Due to brokers	587,692	606,808
Accrued and other liabilities	210	100
Interest payable	27,177	22,552
Long-term debt at fair value	11,480,641	10,484,975
Total Non-Recourse Liabilities of Consolidated Entities (1)	12,095,720	11,114,435
TOTAL LIABILITIES	12,264,867	11,292,435
EQUITY
Common stock, par value $0.001: 500,000,000 shares authorized, 21,145,199 issued and 21,014,755 outstanding as of June 30, 2014 and 20,921,333 issued and 20,790,889 outstanding as of December 31, 2013	21	21
Treasury stock, at cost: 130,444 shares as of June 30, 2014 and December 31, 2013	(914)	(914)
Additional paid-in capital	964,533	963,011
Retained earnings (deficit)	(808,367)	(810,858)
TOTAL CIFC CORP. STOCKHOLDERS’ EQUITY	155,273	151,260
Noncontrolling interest in Consolidated Funds (Note 2)	174,454	5,107
Appropriated retained earnings (deficit) of Consolidated VIEs	190,781	151,386
TOTAL EQUITY	520,508	307,753
TOTAL LIABILITIES AND EQUITY	$12,785,375	$11,600,188

CIFC CORP. AND ITS SUBSIDIARIES
Condensed Consolidated Balance Sheets (continued)
(unaudited)

Included in the Company's Condensed Consolidated Balance Sheets are balances from Consolidated Variable Interest Entities ("Consolidated VIEs") (1). See Note 2 and 4.

	June 30, 2014	December 31, 2013
	(In thousands)
ASSETS
Assets of Consolidated VIEs:
Restricted cash and cash equivalents	$835,960	$699,122
Due from brokers	140,806	209,882
Investments at fair value	11,304,278	10,420,993
Receivables	39,198	36,350
Prepaid and other assets	919	—
Total assets of Consolidated VIEs	$12,321,161	$11,366,347
LIABILITIES
Non-Recourse Liabilities of Consolidated VIEs:
Due to brokers	$519,504	$606,808
Accrued and other liabilities	3	42
Interest payable	27,177	22,552
Long-term debt at fair value	11,480,641	10,484,975
Total Non-Recourse Liabilities of Consolidated VIEs	$12,027,325	$11,114,377
Explanatory Note:
________________________________

(1)
If the Company were to liquidate, the assets of the Consolidated Entities would not be available to the Company's general creditors, and as a result, the Company does not consider them its assets. Additionally, the investors in the debt and residual interests of the Consolidated Entities have no recourse to the Company's general assets. Therefore, this debt is not the Company's obligation.

   See notes to Condensed Consolidated Financial Statements.

CIFC CORP. AND ITS SUBSIDIARIES
Condensed Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands, except share and per share amounts)
Revenues
Management fees	$1,378	$2,240	$2,990	$4,883
Net interest income from investments	97	106	194	97
Total net revenues	1,475	2,346	3,184	4,980
Expenses
Compensation and benefits	8,047	6,986	15,387	14,510
Professional services	706	715	1,752	2,638
General and administrative expenses	2,259	1,843	4,472	3,327
Depreciation and amortization	2,870	4,278	6,015	8,496
Total expenses	13,882	13,822	27,626	28,971
Other Income (Expense) and Gain (Loss)
Net gain (loss) on investments at fair value	1,121	251	2,527	600
Net gain (loss) on contingent liabilities at fair value (Note 9)	(1,529)	613	(1,758)	499
Corporate interest expense	(1,486)	(1,452)	(2,953)	(2,934)
Net gain on sale of management contract	—	—	228	752
Other, net	—	(5)	—	(2)
Net other income (expense) and gain (loss)	(1,894)	(593)	(1,956)	(1,085)
Operating income (loss)	(14,301)	(12,069)	(26,398)	(25,076)

Net results of Consolidated Entities (Note 6)	37,046	53,102	86,128	100,160

Income (loss) before income taxes	22,745	41,033	59,730	75,084
Income tax (expense) benefit	(6,837)	(6,488)	(19,241)	(9,598)
Net income (loss)	15,908	34,545	40,489	65,486
Net (income) loss attributable to noncontrolling interest in Consolidated Entities (Note 2)	(9,464)	(27,002)	(33,810)	(55,156)
Net income (loss) attributable to CIFC Corp.	$6,444	$7,543	$6,679	$10,330

Earnings (loss) per share (Note 12) —
Basic	$0.31	$0.36	$0.32	$0.50
Diluted	$0.26	$0.31	$0.29	$0.44
Weighted-average number of shares outstanding (Note 12)—
Basic	20,971,928	20,808,750	20,905,949	20,803,151
Diluted	26,212,593	25,601,165	26,141,070	25,719,972

Dividends Declared	$0.10	n/a	$0.20	n/a

See notes to Condensed Consolidated Financial Statements.

CIFC CORP. AND ITS SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Net income (loss)	$15,908	$34,545	$40,489	$65,486
Other comprehensive income (loss):
Foreign currency translation	—	6	—	3
Other comprehensive income (loss)	—	6	—	3
Comprehensive income (loss)	15,908	34,551	40,489	65,489
Comprehensive (income) loss attributable to noncontrolling interest in Consolidated Entities	(9,464)	(27,002)	(33,810)	(55,156)
Comprehensive income (loss) attributable to CIFC Corp.	$6,444	$7,549	$6,679	$10,333

   See notes to Condensed Consolidated Financial Statements.

CIFC CORP. AND ITS SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Six Months Ended June 30,
	2014	2013
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$40,489	$65,486
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net premium and discount (accretion) amortization on investments, loans and debt issuance costs	169	230
Share-based compensation	881	2,899
Net (gain) loss on investments and contingent liabilities at fair value / other (gain) loss	(770)	(1,099)
Net gain on the sale of management contract	(228)	(752)
Depreciation and amortization	6,015	8,496
Deferred income tax expense (benefit)	6,860	(3,895)
Consolidated Entities:
Net (gain) loss on investments at fair value	(9,946)	(12,386)
Net (gain) loss on liabilities at fair value	82,701	73,728
Net other (gain) loss	(2,322)	48
Changes in operating assets and liabilities:
Due from brokers	12,832	(31,473)
Receivables	(434)	432
Prepaid and other assets	1,192	746
Due to brokers	(4,463)	4,581
Accrued and other liabilities	(2,583)	(3,349)
Change in restricted cash and cash equivalents	7	(2)
Consolidated Entities:
Due from brokers	52,596	(225,918)
Purchase of investments at fair value	(4,693,839)	(5,347,508)
Sales of investments at fair value	4,010,495	4,819,752
Receivables	(3,773)	(9,337)
Due to brokers	(77,439)	172,070
Accrued and other liabilities	(130)	(5,066)
Interest payable	4,608	903
Net cash provided by (used in) operating activities	(577,082)	(491,414)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of management contracts	228	752
Purchases of investments at fair value	(13,947)	(66,784)
Sales of investments at fair value	20,201	67,324
Purchases of equipment and improvements	(680)	(329)
Consolidated Entities:
Change in restricted cash and cash equivalents	(120,263)	(16,826)
Net cash provided by (used in) investing activities	(114,461)	(15,863)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	—	(65)
Payment of stock and debt issuance costs	613	525
Dividends paid	(4,188)	—
Settlement of warrants and options	641	(93)
Deferred purchase payments and payments on contingent liabilities	(4,270)	(12,007)
Consolidated Entities:
Net contributions from noncontrolling interests	31,191	—
Proceeds from issuance of long-term debt	2,487,474	1,937,495
Payments made on long-term debt	(1,823,369)	(1,432,764)
Net cash provided by (used in) financing activities	688,092	493,091
Foreign currency translation	—	3
Net increase (decrease) in cash and cash equivalents	(3,451)	(14,183)
Cash and cash equivalents at beginning of period	25,497	47,692
Cash and cash equivalents at end of period	$22,046	$33,509

CIFC CORP. AND ITS SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (continued)
(unaudited)

	For the Six Months Ended June 30,
	2014	2013
	(In thousands)
SUPPLEMENTAL DISCLOSURE:
Cash paid for interest	$1,577	$2,102
Cash paid for income taxes	$13,271	$14,456
Consolidated Entities:
Cash paid for interest	$72,250	$56,894

Non-cash disclosures:
Exercise of stock options	$—	$197
Consolidated Entities:
Consolidation of net assets	$160,074	$—
Deconsolidation of net assets	$(984)	$—
Non-cash settlement of interest receivables with increases in principal	$1,012	$1,257

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
The Company's assets under management ("AUM") is primarily comprised of Collateralized Loan Obligations ("CLOs"), credit funds and separately managed accounts ("SMAs", together with credit funds "other loan-based products"). These credit products are opportunistic investment strategies where the Company seeks to generate both current income and capital appreciation, primarily through senior secured corporate loan (“SSCL”) investments and, to a lesser extent, other investments. Management internally views the business as one reportable segment.
The Company has three primary sources of revenue: management fees, incentive fees and investment income. Management fees are generally earned based on the amount of assets managed (or AUM), incentive fees are earned based on the performance of the funds and investment income is earned based on the performance of the Company’s direct investment in its products.
CIFC Corp. is a Delaware corporation headquartered in New York City. As of June 30, 2014, DFR Holdings LLC ("DFR Holdings"), on a fully-diluted basis, owns approximately 70% of the Company’s diluted shares outstanding.
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

In addition, certain prior year amounts on the Condensed Consolidated Financial Statements and the related notes have been re-presented to conform to current period presentation and provide additional details.

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

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Consolidated Entities—Consolidated Entities includes the operating results of the Consolidated Funds and the Consolidated VIEs as defined below. As of June 30, 2014 and December 31, 2013, the Company held $114.1 million and $92.1 million, respectively of investments in its Consolidated Entities. In addition, the Company recognized management fees and net interest income from investments of the Consolidated Entities as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Net results of Consolidated Entities	$37,046	$53,102	$86,128	$100,160
Net (income) loss attributable to noncontrolling interest in Consolidated Entities	(9,464)	(27,002)	(33,810)	(55,156)
Net results from Consolidated Entities attributable to CIFC Corp.	$27,582	$26,100	$52,318	$45,004

Characteristics of net results of Consolidated Entities attributable to CIFC Corp:
Consolidated Entities management fees	$20,560	$23,559	$40,803	$41,714
Consolidated Entities net investment income (1)	7,022	2,541	11,515	3,290
Net results from Consolidated Entities attributable to CIFC Corp.	$27,582	$26,100	$52,318	$45,004

Explanatory Note:
________________________________

(1)	Includes equity distributions earned from residual interests in CLOs.

Consolidated Funds—The Company consolidates entities in which the Company has a controlling voting interest. As of June 30, 2014, the Company consolidated the following funds under the voting interest model.

Tactical Income Fund—During 2013, the Company launched an open ended credit fund that invests primarily in second-lien loans (the "Tactical Income Fund"). As of June 30, 2014 and December 31, 2013, the Company is the investment adviser for the fund and, as the general partner in the fund, held an investment of $10.9 million and $10.2 million, respectively. As of both June 30, 2014 and December 31, 2013, the Company held a controlling financial and voting interest in the Tactical Income Fund and consolidated the entity.

Senior Secured Loan Fund—During 2012, the Company launched an open ended credit fund that invests in U.S. performing senior secured corporate loans ("the "Senior Secured Loan Fund") to provide capital appreciation and risk-adjusted returns to its investors. During March 2014, several new investors entered the fund, eliminating a limited partners' substantive participating right in the fund. As of June 30, 2014, the Company consolidated the fund as it held a controlling voting interest as the investment adviser. Prior to the consolidation, the Company's investment was recorded in "Investments at fair value" on the Company's Consolidated Balance Sheet. As of June 30, 2014 and December 31, 2013, the Company held an investment of $5.1 million and $10.8 million, respectively. As of June 30, 2014, the limited partners held a $173.2 million investment which was reported in "Noncontrolling interest in Consolidated Funds" on the Condensed Consolidated Balance Sheet.

Consolidated VIEs—The Company also consolidates variable interest entities in which it is deemed the primary beneficiary. These Consolidated VIEs generally include CLOs and CDOs (collectively, the "Consolidated CLOs") and warehouses the Company manages, holds an investment in the entity or is entitled to incentive fees.

Consolidated CLOs—As of June 30, 2014, the Company consolidated 28 CLOs. As of December 31, 2013, the Company consolidated 26 CLOs. See Note 4.

Warehouses—From time to time, the Company will create special purpose vehicles ("SPV") to warehouse SSCLs in advance of sponsoring new CLOs or other funds. The Company would generally contribute equity to the new SPVs which are typically levered (three to five times) depending on the terms agreed to with the warehousing counterparties. When the related CLO or fund is sponsored, typically around three to nine months later, the warehouse is “terminated,” with it concurrently repaying the related financing and returning to the Company its equity contribution, net of gains and losses, if any.

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the six months ended June 30, 2014, the Company consolidated 5 warehouses and deconsolidated 2 warehouses, respectively, and during the six months ended June 30, 2013, the Company consolidated 4 warehouses and deconsolidated 3 warehouses, respectively, in conjunction with the sponsorship of newly issued CLOs. See Notes 4 and 6 for more information. As of June 30, 2014, the Company consolidated 3 warehouses.

Unconsolidated Funds—Co-Investment Fund—During 2013, the Company launched a closed end structured credit fund that invests primarily in residual tranches of CLOs and, to a lesser extent, warehouses, managed by CIFC (the "Co-Investment Fund"). As of June 30, 2014 and December 31, 2013, carrying value of the Company's investment, as the general partner of the fund was $17.1 million and $15.3 million, respectively. During the first quarter of 2014, several limited partners entered into the fund removing the general partner's presumption of control, and as such, the Company deconsolidated the fund from its Condensed Consolidated Financial Statements. As of June 30, 2014, the Company's investment was recorded in "Investments at fair value" on the Company's Condensed Consolidated Balance Sheet.

Unconsolidated VIEs

As of June 30, 2014, the Company had variable interests in an additional 2 CLOs, 8 CDOs, and 2 other investment products, which the Company managed, that were not consolidated (collectively the "Unconsolidated VIEs") as the Company was not deemed to be the primary beneficiary of the VIEs. As of December 31, 2013, the Company's unconsolidated VIEs included 5 CLOs, 8 CDOs and 1 other investment product.

The Company's maximum exposure to loss on Unconsolidated VIEs includes its investment, management fee receivables and future management fees collectible by the Company. As of June 30, 2014 and December 31, 2013, the Company had no maximum exposure to loss associated with the Unconsolidated VIEs related to investments made by the Company in the Unconsolidated VIEs. In addition, as of both June 30, 2014 and December 31, 2013, the Company's management fee receivables were $0.2 million.

Note 3—Summary of Significant Accounting Policies and Recent Accounting Updates

As of June 30, 2014, the Company's significant accounting policies, which are detailed in the Company's Annual Report on Form 10-K for the year ended December 31, 2013, have not changed.

Recent Accounting Updates

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

In July 2013, the FASB issued ASU 2013-11, Income Taxes, which provides guidance on financial statement presentation of an unrecognized tax benefit when a net operating loss ("NOL") carryforward, a similar tax loss, or a tax credit carryforward exists. This guidance was effective for the Company's fiscal year beginning January 1, 2014. The adoption of this guidance did not have an impact on the Company's Condensed Consolidated Financial Statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The standard clarifies the required factors that an entity must consider when recognizing revenue and also requires additional disclosures. ASU 2014-09 is effective for the Company beginning January 1, 2017. Early adoption is not permitted. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company is evaluating the impact ASU 2014-09 will have on the Company's Condensed Consolidated Financial Statements.

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

Consolidated CLOs—The following table summarizes the consolidated assets and non-recourse liabilities of the Consolidated CLOs included in the Condensed Consolidated Balance Sheets and the total maximum exposure to loss on these Consolidated CLOs, as follows (1):

	June 30, 2014	December 31, 2013
	(In thousands)
Total Assets	$11,600,237	$10,963,096
Total Liabilities (non-recourse)	11,371,999	10,756,652

Maximum exposure to loss:
Investments and beneficial interests (2)	$33,847	$49,490
Receivables	3,593	3,836
Total maximum exposure to loss	$37,440	$53,326

Explanatory Notes:
________________________________

(1)	In addition, exposure to loss excludes future management fees on the Consolidated VIEs, which are not included in the table above.

(2)
Amounts are eliminated in consolidation. As of June 30, 2014 and December 31, 2013, the Company held an investment of $32.5 million and $44.3 million, respectively, directly in the residual interests of its Consolidated CLOs and, through its ownership of credit funds (see Note 2), the Company invested an additional $1.4 million and $5.2 million, respectively, in the residual interests of its Consolidated CLOs.

Other Consolidated VIEs (Warehouses)—The following table summarizes the Company's consolidated assets and non-recourse liabilities of other Consolidated VIEs included in the Consolidated Balance Sheets:

	June 30, 2014			December 31, 2013
	Consolidated Assets	Consolidated Total Non-Recourse Liabilities	Maximum Exposure to Loss (1)	Consolidated Assets	Consolidated Total Non-Recourse Liabilities	Maximum Exposure to Loss (1)
	(In thousands)
Warehouses (1)	$720,924	$655,326	$65,598	$403,251	$357,725	$42,279

Explanatory Note:
________________________________

(1)
Maximum exposure to loss is generally limited to the Company's investment in the entity. As of June 30, 2014 and December 31, 2013, the Company consolidated three and two warehouses, respectively. Amounts are eliminated in consolidation. As of December 31, 2013, the Company invested $32.5 million directly in its warehouses, and through its ownership of the credit funds (see Note 2), the Company invested an additional $9.7 million in the warehouses. The Company did not have any investments through its ownership of the credit funds as of June 30, 2014.

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table below represents total net results of the Consolidated VIEs included in the net results of the Consolidated Entities on the Condensed Consolidated Statements of Operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Consolidated CLOs	$32,090	$48,407	$80,971	$96,093
Warehouses (1)	1,316	4,695	1,310	4,067
Net results of Consolidated VIEs	$33,406	$53,102	$82,281	$100,160

Explanatory Note:
________________________________

(1)
During the three and six months ended June 30, 2014, the Company's results from warehouses included four and five warehouse investments and during the three and six months ended June 30, 2013, the Company's results from warehouses included three and four, warehouse investments, respectively.

Note 5—Fair Value
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Fair Value Hierarchy—The following tables summarizes the Company's assets and liabilities carried at fair value on a recurring basis, by class and by level:

	June 30, 2014				December 31, 2013
	Level 1	Level 2	Level 3	Estimated Fair Value	Level 1	Level 2	Level 3	Estimated Fair Value
	(In thousands)				(In thousands)
Assets
Investments at fair value:
Investment in Funds	$—	$—	$17,082	$17,082	$—	$10,827	$—	$10,827
Loans	—	1,022	1,008	2,030	—	5,546	510	6,056
Structured products & other	—	—	5,065	5,065	—	—	—	—
Subtotal	—	1,022	23,155	24,177	—	16,373	510	16,883
Consolidated Entities:
Loans	—	9,544,447	1,852,974	11,397,421	—	8,604,967	1,706,290	10,311,257
Corporate bonds	—	—	6,210	6,210	—	—	16,220	16,220
Structured products & other	—	2,322	86,153	88,475	—	—	93,516	93,516
Total Consolidated Entities	—	9,546,769	1,945,337	11,492,106	—	8,604,967	1,816,026	10,420,993
Total Assets	$—	$9,547,791	$1,968,492	$11,516,283	$—	$8,621,340	$1,816,536	$10,437,876
Liabilities
Contingent liabilities	$—	$—	$14,450	$14,450	$—	$—	$16,961	$16,961
Consolidated Entities:
Long-term debt (1)	—	—	11,480,641	11,480,641	—	—	10,484,975	10,484,975
Total Consolidated Entities	—	—	11,480,641	11,480,641	—	—	10,484,975	10,484,975
Total Liabilities	$—	$—	$11,495,091	$11,495,091	$—	$—	$10,501,936	$10,501,936

Explanatory Note:
______________________________

(1)	The Company generally invests in the residual equity of the CLOs it sponsors and invests in the warehouses it issues.

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

	Level 3 Financial Assets at Fair Value
	For the Three Months Ended June 30, 2014								For the Three Months Ended June 30, 2013
	Investments at fair value				Investment Assets of Consolidated Entities				Investment Assets of Consolidated Entities
	Loans	Investments in Funds	Structured Products & Other	Total	Loans	Corporate Bonds	Structured Products & Other	Total	Loans	Corporate Bonds	Structured Products & Other	Total
		(In thousands)
Estimated fair value, beginning of period	$1,512	$15,964	$1,880	$19,356	$1,826,333	$5,893	$95,486	$1,927,712	$1,342,176	$37,806	$96,297	$1,476,279
Transfers into Level 3 (1)	—	—	—	—	446,894	—	—	446,894	170,010	—	—	170,010
Transfers out of Level 3 (2)	—	—	—	—	(593,806)	—	—	(593,806)	(474,307)	—	—	(474,307)
Transfers in due to consolidation or acquisition	1,008	—	—	1,008	12,081	314	6,256	18,651	—	—	—	—
Transfers between classes	(1,512)	—	—	(1,512)	1,512	—	—	1,512	—	—	—	—
Net realized/unrealized gains (losses)	—	1,108	(23)	1,085	(26,271)	3	4,069	(22,199)	(1,574)	77	6,855	5,358
Purchases	—	10	3,208	3,218	598,719	—	1,475	600,194	453,788	2,038	933	456,759
Sales	—	—	—	—	(164,961)	—	(15,633)	(180,594)	(122,763)	(23,091)	(814)	(146,668)
Settlements	—	—	—	—	(247,527)	—	(5,500)	(253,027)	(141,633)	—	—	(141,633)
Estimated fair value, end of period	$1,008	$17,082	$5,065	$23,155	$1,852,974	$6,210	$86,153	$1,945,337	$1,225,697	$16,830	$103,271	$1,345,798
Change in unrealized gains (losses) for the period for the assets held as of the end of the period	$7	$1,108	$(23)	$1,092	$(10,455)	$(51)	$(1,655)	$(12,161)	$(9,050)	$134	$2,137	$(6,779)

	Level 3 Financial Assets at Fair Value
	For the Six Months Ended June 30, 2014								For the Six Months Ended June 30, 2013
	Investments at fair value				Investment Assets of Consolidated Entities				Investment Assets of Consolidated Entities
	Loans	Investments in Funds	Structured Products & Other	Total	Loans	Corporate Bonds	Structured Products & Other	Total	Loans	Corporate Bonds	Structured Products & Other	Total
		(In thousands)
Estimated fair value, beginning of period	$510	$—	$—	$510	$1,706,290	$16,220	$93,516	$1,816,026	$1,177,058	$67,438	$81,709	$1,326,205
Transfers into Level 3 (1)	—	—	—	—	952,630	—	—	952,630	396,080	—	—	396,080
Transfers out of Level 3 (2)	—	—	—	—	(1,150,813)	—	—	(1,150,813)	(754,912)	—	—	(754,912)
Transfers in due to consolidation or acquisition	1,008	15,964	—	16,972	33,284	314	6,256	39,854	—	—	—	—
Transfers between classes	(510)	—	—	(510)	2,021	—	—	2,021	—	—	—	—
Net realized/unrealized gains (losses)	—	1,108	(21)	1,087	(27,936)	517	7,597	(19,822)	9,122	357	10,179	19,658
Purchases	—	10	5,086	5,096	1,050,822	—	1,475	1,052,297	866,876	2,788	19,471	889,135
Sales	—	—	—	—	(313,458)	(10,841)	(16,229)	(340,528)	(184,862)	(53,256)	(7,064)	(245,182)
Settlements	—	—	—	—	(399,866)	—	(6,462)	(406,328)	(283,665)	(497)	(1,024)	(285,186)
Estimated fair value, end of period	$1,008	$17,082	$5,065	$23,155	$1,852,974	$6,210	$86,153	$1,945,337	$1,225,697	$16,830	$103,271	$1,345,798
Change in unrealized gains (losses) for the period for the assets held as of the end of the period	$—	$1,108	$(21)	$1,087	$(9,510)	$196	$2,165	$(7,149)	$4,877	$148	$10,694	$15,719

Explanatory Notes:
______________________________

(1)
Transfers in represent loans currently valued by a third party pricing service using composite prices determined using less than two quotes, an internally developed pricing model or broker quotes and that were previously marked by a third party pricing service using composite prices determined from two or more quotes.

(2)
Transfers out represent loans previously valued by an internally developed pricing model, broker quotes, or a third party pricing service using composite prices determined using less than two quotes and are now being marked by a third party pricing service using composite prices determined from two or more quotes.

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Level 3 Financial Liabilities at Fair Value
	For the Three Months Ended June 30, 2014			For the Three Months Ended June 30, 2013
	Contingent Liabilities at Fair Value	Long-term Debt of Consolidated Entities	Total	Contingent Liabilities at Fair Value	Long-term Debt of Consolidated Entities	Total
	(In thousands)
Estimated fair value, beginning of period	$14,974	$10,724,646	$10,739,620	$30,330	$10,262,893	$10,293,223
Sale of investments in Consolidated CLOs (1)	—	30,444	30,444	—	12,404	12,404
Transfer in due to consolidation or deconsolidation	—	231,673	231,673	—	—	—
Net realized/unrealized (gains) losses	1,529	55,072	56,601	(613)	21,286	20,673
Purchases	—	15,300	15,300	—	789,837	789,837
Sales	—	—	—	—	(593,699)	(593,699)
Issuances	—	1,347,632	1,347,632	—	—	—
Settlements (2)	(2,053)	(924,126)	(926,179)	(5,940)	(317,542)	(323,482)
Estimated fair value, end of period	$14,450	$11,480,641	$11,495,091	$23,777	$10,175,179	$10,198,956
Change in unrealized gains (losses) for the period for the liabilities outstanding as of the end of the period	$(1,529)	$13,112	$11,583	$613	$137,402	$138,015

	Level 3 Financial Liabilities at Fair Value
	For the Six Months Ended June 30, 2014			For the Six Months Ended June 30, 2013
	Contingent Liabilities at Fair Value	Long-term Debt of Consolidated Entities	Total	Contingent Liabilities at Fair Value	Long-term Debt of Consolidated Entities	Total
	(In thousands)
Estimated fair value, beginning of period	$16,961	$10,484,975	$10,501,936	$33,783	$9,596,434	$9,630,217
Sale of investments in Consolidated CLOs (1)	—	62,445	62,445	—	14,085	14,085
Transfer in due to consolidation or deconsolidation	—	247,303	247,303	—	—	—
Net realized/unrealized (gains) losses	1,758	86,017	87,775	(499)	73,728	73,229
Purchases	—	24,667	24,667	—	1,923,412	1,923,412
Sales	—	—	—	—	(593,699)	(593,699)
Issuances	—	2,458,455	2,458,455	—	—	—
Settlements (2)	(4,269)	(1,883,221)	(1,887,490)	(9,507)	(838,781)	(848,288)
Estimated fair value, end of period	$14,450	$11,480,641	$11,495,091	$23,777	$10,175,179	$10,198,956
Change in unrealized gains (losses) for the period for the liabilities outstanding as of the end of the period	$(1,758)	$47,339	$45,581	$499	$89,414	$89,913

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

Fair Value Methodologies of Financial Instruments

The following is a description of the Company's valuation methodologies for financial instruments measured at fair value by class as required by ASC Topic 820, including the general classification of such instruments pursuant to the valuation hierarchy.

Investments in Funds—Investments in Funds represents the Company's investment in certain credit funds where the Company co-invests with third party investors. The fair value of investments in funds are generally determined based on the Company's proportionate share of the Net Asset Value ("NAV") of the fund. When the Company and third party investors have the ability to redeem their investments at their respective proportionate share of NAV at, or within three months of the reporting date, the investments at fair value are classified as Level 2 and when the Company and third party investors do not have the ability to redeem their investment at their proportionate share of NAV at, or within three months of the reporting date, the investments at fair value are classified as Level 3. The NAV calculation includes significant inputs including the valuation of assets and liabilities of the fund. A third-party pricing service provides the underlying asset prices in the fund.

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Structured Products & Other—Structured products and other primarily represents the fair value of investments in third party CLOs or CDOs which are generally valued via a third-party pricing service. The inputs to the valuation include recent trade information, discount rates, forward yield curves, and loan level information (including loan loss, recovery and default rates, prepayment speeds and other security specific information obtained from the trustee and other service providers related to the product being valued). Although the inputs used in the third-party pricing service's valuation model are generally obtained from active markets, the third-party pricing service does not provide a detailed analysis for each security valued. The Company performs certain procedures on a sample basis to determine that prices approximate fair market value. When a value from a third-party pricing service is unavailable, the value may be based on an internally developed discounted cash flow model which includes unobservable market inputs or by broker quote.  Inputs to the internally developed model include the structure of the product being valued, estimates related to loan default, recovery and discount rates. Accordingly these assets are classified as Level 3 within the fair value hierarchy.

In addition, included in Structured Products and Other is the Company's warehouse TRS (Note 7). The fair value of the Warehouse TRS is calculated as the sum of (i) the change in fair value of the reference obligations (SSCL's are valued at a composite of the mid-point in the bid-ask spread of broker quotes) since they became reference obligations (ii) net realized gains (losses) on reference obligations sold during the period and (iii) interest income earned on the reference obligations, less an amount equal to LIBOR plus an agreed upon margin on the outstanding notional amount of the reference obligations. The Warehouse TRS is classified as Level 2 within the fair value hierarchy.

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

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Long-Term Debt of the Consolidated CLOs & Warehouses—Long-term debt of the Consolidated CLOs and Warehouses consists of debt and subordinated notes of the Consolidated CLOs or Warehouses. The fair value of debt and subordinated notes are classified as Level 3 within the fair value hierarchy. Effective June 30, 2014, the fair value of the debt and subordinated notes of the Consolidated CLOs or Warehouses are valued via a third-party pricing service. The inputs to the valuation include recent trade information, discount rates, forward yield curves, and loan level information (including loan loss, recovery and default rates, prepayment speeds and other security specific information obtained from the trustee and other service providers related to the product being valued). Although the inputs used in the third-party pricing service's valuation model are generally obtained from active markets, the third-party pricing service does not provide a detailed analysis for each security valued. The Company performs certain procedures on a sample basis to determine that prices approximate fair market value. When a value from a third-party pricing service is unavailable, the value may be based on an internally developed discounted cash flow model which includes unobservable market inputs or by broker quote.  Inputs to the internally developed model include the structure of the product being valued, estimates related to loan default, recovery and discount rates. Accordingly these assets are classified as Level 3 within the fair value hierarchy.

Prior to June 30, 2014, the fair value of the debt and subordinated notes of the Consolidated CLOs and Warehouses were based on internally developed discounted cash flow models and utilized both observable and unobservable inputs in the determination of fair value. Significant inputs to the valuation models included the structure of the Consolidated CLOs or Warehouses and estimates related to loan default, recovery and discount rates. These liabilities were classified as Level 3 within the fair value hierarchy.

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Quantitative Information about Level 3 Assets & Liabilities

The disclosure provided below provides quantitative information about the significant unobservable inputs used in the valuation of the contingent liabilities and the long-term debt of the Consolidated CLOs. The table excludes the significant unobservable inputs used in valuing investments of the Consolidated CLOs and, effective June 30, 2014, long-term debt of the Consolidated CLOs and Warehouses as they were provided by a third party pricing service.

				June 30, 2014	December 31, 2013	Impact of Increase in Input on Fair Value Measurement (1)
Financial Liabilities	June 30, 2014 Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input	Range	Range
Contingent Liabilities	$14,450	Discounted cash flows	Discount rate (2)	3.9%-12.5%	5.1%-15.0%	Decrease
			Default rate (3)	1.5-2.0%	2.0%	Decrease
			Recovery rate (3)	70%	70%	Increase
			Pre-payment rate (3)	35-40%	30-40%	Decrease
			Reinvestment spread of assets above LIBOR	3.0-3.8%	3.0-3.8%	Increase
			Reinvestment price of assets	100.0	100.0	Increase

Long-Term Debt of the Consolidated CLOs & Warehouses	$11,480,641	Discounted cash flows	Discount rate - Debt Tranches (4)	n/a (5)	0.6%-7.1%	Decrease
			Discount rate - Subordinated Note Tranches	n/a (5)	12%	Decrease
			Default rate (3)	n/a (5)	1.0-2.0%	Decrease
			Recovery rate (3)	n/a (5)	70-75%	Increase
			Pre-payment rate (3)	n/a (5)	25-40%	Decrease
			Reinvestment spread of assets above LIBOR	n/a (5)	3.0-3.8%	Increase
			Reinvestment price of assets	n/a (5)	99.5-100.0	Increase

Explanatory Notes:
____________________________

(1)	The impact of a decrease in input would have the opposite impact to the fair value as that presented in the table.

(2)
The discount rate varies by type of management fee (senior management fee, subordinated management fee, or incentive fee), the priority of that management fee in the waterfall of the CLO and the relative risk associated with the respective management fee cash flow projections. Amounts are presented as a spread over LIBOR.

(3)	Generally an increase in the default rate would be accompanied by a directionally opposite change in assumption for the recovery and pre-payment rates.

(4)
Prior to June 30, 2014, the valuation of long-term debt of the Consolidated CLOs discounted the cash flows of each tranche of debt and subordinated notes provided from the projected cash flow models. The discount rate varies by the original credit rating of each tranche of debt or year of issuance for the subordinated notes. Amounts are presented as a spread over LIBOR.

(5)
Although the inputs used in the third-party pricing service's valuation model are generally obtained from active markets, the third-party pricing service does not provide a detailed analysis for each security valued. The Company performs certain procedures on a sample basis to determine that prices approximate fair market value.

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Carrying Value and Estimated Fair Value of Financial Assets and Liabilities

The Company has not elected the fair value option for certain financial liabilities. A summary of the carrying value and estimated fair value of those liabilities are as follows:

	As of June 30, 2014		As of December 31, 2013
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(In thousands)
Financial liabilities:
Long-term debt:
Convertible Notes (1)	$19,697	$37,231	$19,164	$32,149
Junior Subordinated Notes (2)	$120,000	$63,257	$120,000	$63,535

Explanatory Notes:
________________________________

(1)
The estimated fair value of the Convertible Notes as of December 31, 2013 was determined using a third-party valuation firm that used a binomial tree model which utilizes significant unobservable inputs, including volatility and yield assumptions.  This methodology is classified as Level 3 within the fair value hierarchy. Subsequent to quarter end, Convertible Notes outstanding were converted (see Notes 10, 11 and 14) therefore as of June 30, 2014, the estimated fair value is classified as Level 1 within the fair value hierarchy.

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

The carrying value of all of the following approximate the fair value of the financial instruments and are considered Level 1 in the fair value hierarchy: cash and cash equivalents, restricted cash and cash equivalents, due from brokers, receivables, due to brokers and deferred purchase payments. In addition, amounts in the Consolidated Entities related to due from brokers, restricted cash and cash equivalents, receivables and due to brokers also approximate the fair value of the instruments and are all considered Level 1 on the fair value hierarchy.

Loans and other investments classified as investments at fair value of the Consolidated Entities are diversified over multiple industries. In addition, applicable agreements to CLOs and warehouses outline industry concentration limits. Management does not believe the Company has any significant concentration risks.

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6—Net Results of Consolidated Entities

The following table is a summary of the components of "Net results of Consolidated Entities":

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Investment income	$128,703	$120,719	$249,146	$239,882
Interest expense	(40,799)	(26,103)	(76,873)	(59,024)
Net investment income	87,904	94,616	172,273	180,858
Net gain (loss) on investments at fair value	7,187	(68,707)	9,946	12,386
Net gain (loss) on liabilities at fair value	(52,407)	36,765	(82,701)	(73,728)
Net gain (loss) on other investments and derivatives	2,215	(103)	2,322	(48)
Net gain (loss) from activities of Consolidated Entities	$44,899	$62,571	$101,840	$119,468
Expenses of Consolidated Entities	(7,853)	(9,469)	(15,712)	(19,308)
Net Results of Consolidated Entities (1)	$37,046	$53,102	$86,128	$100,160

Explanatory Note:
________________________________

(1)	See Note 2 for a reconciliation of Net Results from Consolidated Entities attributable to CIFC Corp.

Note 7—Derivative Instruments and Hedging Activities

Total Return Swap—During March 2014, the Company, through a warehouse SPV, entered into a total return swap ("TRS")agreement with a third party bank. Under the TRS, the Company received the income on the reference obligations (including gains on terminated reference obligations) and paid the counterparty an amount equal to three month LIBOR plus a margin on the outstanding notional amount of the reference obligations and losses on terminated reference obligations. The Company also consolidates this Warehouse SPV as it is a variable interest entity in which it is deemed the primary beneficiary (see Note 2).

As of June 30, 2014, the notional amount of SSCLs included as reference obligations of the Warehouse TRS was $179.6 million and the Warehouse SPV had $47.4 million (of which $26.5 million represented the Company's investment) of cash posted as collateral under the TRS, which is included within "Restricted cash and cash equivalents" of Consolidated VIEs on the Consolidated Balance Sheets. During the three and six months ended June 30, 2014, the Company recognized net income/expense related to derivative instruments of $2.2 million and $2.3 million, respectively, on the Condensed Consolidated Statement of Operations.

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8—Intangible Assets

Intangible assets are comprised of the following (1):

	Weighted-Average Remaining Estimated Useful Life	Gross Carrying Amount (1)	Accumulated Amortization (2)	Net Carrying Amount
	(In years)	(In thousands)
June 30, 2014:
Investment management contracts	3.6	$72,941	$57,634	$15,307
Referral arrangement	5.3	3,810	953	2,857
Non-compete agreements	3.7	1,535	836	699
Trade name	6.8	1,250	406	844
Total intangible assets		$79,536	$59,829	$19,707
December 31, 2013:
Investment management contracts	4.0	$72,941	$52,661	$20,280
Referral arrangement	5.8	3,810	572	3,238
Non-compete agreements	4.2	1,535	736	799
Trade name	7.3	1,250	344	906
Total intangible assets		$79,536	$54,313	$25,223

Explanatory Notes:
_________________________________

(1)	Gross carrying amounts have been adjusted for impaired assets as of the date presented.

(2)
During the three and six months ended June 30, 2014, the Company recorded amortization expense on its intangible assets of $2.6 million and $5.5 million, respectively, and during the three and six months ended June 30, 2013, the Company recorded amortization expense on its intangible assets of $4.1 million and $8.1 million, respectively.

The following table presents expected amortization expense of the existing intangible assets:

(In thousands)
2014 (6 months remaining)	$4,633
2015	6,796
2016	4,010
2017	2,172
2018	1,527
Thereafter	569
$19,707

In January 2012, the Company completed the sale of its rights to manage Gillespie CLO PLC (“Gillespie”), a European CLO. The sale price was comprised of a payment on the closing date and contingent payments which were collected during 2013 and 2014. During the six months ended June 30, 2014 and 2013, the Company collected contingent payments of $0.2 million and $0.8 million, respectively, which was reported in "Net gain on the sale of management contract" on the Condensed Consolidated Statements of Operations.

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9—Deferred Purchase Payments and Contingent Liabilities at Fair Value

The Company's Deferred Purchase Payments and Contingent Liabilities at fair value are as follows:

	June 30, 2014	December 31, 2013
	(In thousands)
Deferred purchase payments	$1,348	$1,179

Contingent liabilities from the Merger (related party) - Note 14	$13,238	$15,349
Contingent liabilities value assumed through the Merger	1,212	1,612
Contingent liabilities at fair value	$14,450	$16,961

Deferred Purchase Payments—In April 2011, the Company entered into a merger (the "Merger") with Commercial Industrial Finance Corp. ("Legacy CIFC"). As a result of the Merger, Legacy CIFC became CIFCAM, a wholly-owned subsidiary of CIFC. The consideration for the Merger included the payment to CIFC Parent Holdings LLC ("CIFC Parent"), the sole stockholder of Legacy CIFC, of $7.5 million of cash payable in three equal installments of $2.5 million (subject to certain adjustments). During the six months ended June 30, 2013, the Company made the final deferred purchase payment related to the Merger of $2.5 million leaving no remaining amounts outstanding under this agreement.

In March 2010, the Company entered into an acquisition and investment agreement with DFR Holdings and CNCIM pursuant to which it agreed to acquire all of the equity interests in CNCIM from DFR Holdings. The consideration for the CNCIM acquisition includes deferred purchase payments totaling $7.5 million in cash payable in five equal annual installments beginning in December 2010. The final remaining installment of $1.5 million is payable on December 9, 2014. As of June 30, 2014 and December 31, 2013, the fair value of the remaining deferred purchase payments of $1.3 million and $1.2 million, respectively, was included in the Condensed Consolidated Balance Sheets.

Contingent Liabilities at Fair Value—In addition to the consideration paid in connection with the Merger, the Company was required to pay CIFC Parent a portion of incentive fees earned on six CLOs managed by CIFCAM (the "Legacy CIFC CLOs"). The terms of these payments were as follows: (i) the first $15.0 million of incentive fees received (which was fulfilled in 2013), (ii) 50% of any incentive fees in excess of $15.0 million in aggregate received from the Legacy CIFC CLOs by the combined company over ten years from April 13, 2011 (the "Merger Closing Date") and (iii) payments relating to the present value of any such incentive fees from the Legacy CIFC CLOs that remain payable to the combined company after the tenth anniversary of the Merger Closing Date. During the three and six months ended June 30, 2014, the Company made total payments of $1.9 million and $3.9 million, respectively, and during the three and six months ended June 30, 2013, the Company made total payments of $4.9 million and $7.8 million, respectively, related to these contingent liabilities. As of June 30, 2014, there are no remaining payments under item (i) and the Company made cumulative payments of $10.4 million under item (ii) to date.

In addition, the Company also assumed contingent liabilities during the merger that primarily represent contingent consideration related to Legacy CIFC’s acquisition of CypressTree in December 2010. The assumed contingent liabilities are based on a fixed percentage of certain management fees from the CypressTree CLOs. These fixed percentages vary by CLO. From the Merger Closing Date to June 2013 the minimum fixed percentage was 55%, and effective July 2013, the minimum fixed percentage was 39%. During the three and six months ended June 30, 2014, the Company made payments of $0.2 million and $0.4 million, respectively, and during the three and six months ended June 30, 2013, the Company made payments of $1.1 million and $1.7 million, respectively, related to these contingent liabilities.

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the changes in fair value of contingent liabilities recorded within "Net gain (loss) on liabilities at fair value" on the Condensed Consolidated Statements of Operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Contingent liabilities from the Merger	$(1,544)	$421	$(1,765)	$345
Contingent liabilities assumed through the Merger	15	192	7	154
Total net gain (loss) on contingent liabilities at fair value	$(1,529)	$613	$(1,758)	$499

Note 10—Long-Term Debt

The following table summarizes the Company's long-term debt:

	June 30, 2014			December 31, 2013
	Carrying Value	Current Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Carrying Value	Current Weighted Average Borrowing Rate	Weighted Average Remaining Maturity
	(In thousands)		(In years)	(In thousands)		(In years)
Recourse debt:
March Junior Subordinated Notes (1)	$95,000	1.00%	21.3	$95,000	1.00%	21.8
October Junior Subordinated Notes (2)	25,000	3.72%	21.3	25,000	3.73%	21.8
Total Subordinated Notes Debt	$120,000	1.57%	21.3	$120,000	1.57%	21.8

Convertible Notes (3)	$19,697	11.00%	n/a (3)	$19,164	10.00%	3.9
Total recourse debt	$139,697			$139,164

Non-recourse Consolidated Entities' debt:
Consolidated CLOs (4)	$11,042,200	1.58%	8.7	$10,336,453	1.43%	8.3
Warehouses (5)	438,441	1.41%	n/m	148,522	1.30%	n/m
Total non-recourse Consolidated Entities' debt	$11,480,641	1.57%	8.7	$10,484,975	1.43%	8.3
Total long-term debt	$11,620,338			$10,624,139

Explanatory Notes:
________________________________

(1)	March Junior Subordinated Notes bear interest at an annual rate of 1% through April 30, 2015 and 3 month LIBOR plus 2.58% until maturity on October 30, 2035.

(2)	October Junior Subordinated Notes bear interest at an annual rate of 3 month LIBOR plus 3.50% and mature on October 30, 2035.

(3)
As of June 30, 2014 and December 31, 2013, Convertible Notes were recorded net of a discount of $5.3 million and $5.8 million, respectively and paid interest at the stated rates of 11.00% and 10.00%, respectively. Including the discount, the effective rate of interest is 18.14% for both periods. The Convertible Notes have a $25.0 million aggregate principal amount. Subsequent to quarter end, Convertible Notes outstanding were converted (see Notes 11 and 14).

(4)
Long-term debt of the Consolidated CLOs is recorded at fair value. The subordinated notes of Consolidated CLOs do not have a stated interest rate. Therefore, they are excluded from the calculation of the weighted average borrowing rate. As of June 30, 2014 and December 31, 2013, the par value of the Consolidated CLOs long-term debt (including subordinated notes) was $12.0 billion and $10.9 billion, respectively.

(5)
Long-term debt of warehouses not held by the Company is recorded at fair value. The fair value excludes the preferred shares of Warehouse(s) outstanding as of each respective period not held by the Company, which have a par value of $68.6 million and $67.5 million as of June 30, 2014 and December 31, 2013, respectively. They do not have a stated interest rate and are excluded from the calculation of the weighted average borrowing rate.

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Recourse Debt
Convertible Notes—On June 18, 2014, the Company gave notice to its convertible note holder of its intention to redeem the notes at their full par value of $25.0 million. On July 12, 2014, the note holder, DFR Holdings LLC, exercised its right to convert the notes into shares of common stock. Pursuant to the agreement, the Convertible Notes converted into 4,132,231 shares of common stock at a conversion price of $6.05 per share. Effective June 9, 2014, cash interest increased from 10% to 11% per annum and Company could call the notes without a prepayment penalty.
Non-Recourse Consolidated Entities Debt
Consolidated CLOs—During the six months ended June 30, 2014, the Consolidated CLOs issued $1.4 billion of debt, paid down $0.9 billion of their outstanding debt, made net borrowings under revolving credit facilities of $9.4 million, and distributed $116.9 million to the holders of their subordinated notes. During the six months ended June 30, 2013, the Consolidated CLOs issued $1.6 billion of debt, paid down $747.3 million of their outstanding debt, made net borrowings under revolving credit facilities of $27.9 million, and distributed $141.1 million to the holders of their subordinated notes.
The carrying value of the assets of the Consolidated CLOs, which are the only assets to which the Consolidated CLO debt holders have recourse for repayment was $11.6 billion and $11.0 billion as of June 30, 2014 and December 31, 2013, respectively.
Other Consolidated Entities—The debt and equity holders have recourse to the total assets of the respective Consolidated Entity's assets. See Note 4 for further details of the Company's exposure to loss on Consolidated Entities.

Note 11—Equity

Common Stock—On June 18, 2014, the Company gave notice to its convertible note holder of its intention to redeem the notes at their full par value of $25.0 million. On July 12, 2014, the note holder, DFR Holdings LLC, exercised its right to convert the notes into 4,132,231 shares of common stock. See also Note 10 and 14.

During the three and six months ended June 30, 2014, the Company declared cash dividends of $0.10 and $0.20, respectively, per common share. There were no cash dividends declared during the three and six months ended June 30, 2013. Subsequent to quarter end, the Company declared a cash dividend of $0.10 per share which will be paid on September 15, 2014 to shareholders of record as of the close of business on August 25, 2014 (see also Note 16).

Stock-based Compensation—During the three and six months ended June 30, 2014, the Company recorded total stock-based compensation expense for its Stock Options and Restricted Stock Units ("RSU") of $0.6 million and $0.7 million, respectively, and during the three and six months ended June 30, 2013, the Company recorded total stock-based compensation expense of $0.9 million and $1.7 million, respectively, on the Condensed Consolidated Statements of Operations within "Compensation and benefits" and "General and administrative expenses."

As of June 30, 2014, an aggregate of 1,108,592 shares remain available for issuance under the Company's 2011 Stock Plan ("2011 Stock Plan"). During the six months ended June 30, 2014, the Company's Board of Directors approved the second amendment to the 2011 Stock Plan increasing the aggregate number of common shares authorized for issuance under the plan by 2.0 million shares to 6,181,929. As of June 30, 2014, there was $10.9 million of estimated unrecognized compensation expense related to unvested stock option and RSU awards, net of estimated forfeitures. The remaining weighted average vesting period of stock options and RSUs are 1.4 years and 5.7 years, respectively.

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock Options—The following table summarizes certain Stock Options activity:

	Number of Shares Underlying Stock-Based Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at December 31, 2013	3,879,813	$6.05	5.77	$5,979
Granted (1)	400,000	8.81
Exercised	(100,000)	4.83
Forfeited (2)	(325,000)	5.79
Outstanding at June 30, 2014	3,854,813	$6.67	5.63	$9,033
Exercisable at June 30, 2014	2,392,547	$6.34	3.83	$6,385
Vested and Expected to vest at June 30, 2014 (3)	3,774,035	$6.65	5.57	$8,909

Explanatory Notes:
________________________________

(1)
On June 13, 2014, the Company granted to certain executives 200,000 service-based stock options with one-quarter of the awards vesting on January 1, 2015, and 200,000 service-based stock options with one-third of the awards vesting on January 1, 2015. The remainder of these options will vest ratably over the respective remaining term of the option agreements.

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

Management estimates the fair value of stock-based awards using the Black-Scholes option pricing model. The weighted average assumptions as of the grant date related to stock-based awards (by period issued) are listed in the table below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Expected dividend yield	4.54%	—	4.54%	—
Expected volatility	42.65%	n/a	42.65%	48.75%
Risk-free interest rate	1.96%	n/a	1.96%	1.10%
Expected life (years)	5.77	n/a	5.77	6.11

The stock-based awards granted generally have exercise prices equal to the fair market value of the stock on the date of grant, a contractual term of 10 years and a vesting period of approximately 4 years. In addition to awards with service conditions, certain of the awards also contain performance conditions. The expected dividend yield is the expected annual dividend as a percentage of the fair market value of the stock on the date of grant. Options granted during 2014 included an expected dividend yield representing what the Company expected to distribute in the foreseeable future at the grant date. All options granted prior to 2014 did not include an expected dividend yield since the Company declared its first dividend in third quarter of 2013. The expected volatility is estimated by considering the historical volatility of the Company's stock, the historical and implied volatility of peer companies and the Company's expectations of volatility for the expected life of the stock-based awards. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for an instrument which closely approximates the expected option term. The expected option term is the number of years management estimates that the stock-based award will be outstanding prior to exercise. The expected life of the stock-based awards issued is determined using the simplified method.

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

RSUs—On June 13, 2014, the Company granted 800,000 service-based RSUs to certain executives which vest as follows: (i) 600,000 service-based RSUs comprised of five 120,000 RSU tranches, with 20% of the first tranche initially vesting on December 31, 2014, 20% of the second tranche initially vesting on December 31, 2015, 20% of the third tranche initially vesting on December 31, 2016, 20% of the fourth tranche initially vesting on December 31, 2017 and 20% of the fifth tranche initially vesting on December 31, 2018 (each such 20% initial vesting date, the “Initial Vest Date” in respect of such tranche).  Following the Initial Vest Date in respect of each tranche, 5% of the remaining RSUs will vest quarterly over the four year period following the Initial Vest Date in respect of such tranche. (ii) 200,000 service-based RSUs vest over two years. On the same day, the Company also granted 150,000 performance-based RSUs to certain executives which cliff vest on January 1, 2017. These awards are not entitled to dividends, therefore the fair value of these awards were determined using the Company's grant date common stock price less the present value of the expected dividends forgone during the vesting period.

On June 5, 2014, the Company granted 64,396 service-based RSUs to the Company's directors that vest in approximately one year. The awards are entitled to dividend equivalent rights and, as such, the fair value of the awards were determined using the Company's grant date common stock price.

The weighted average grant date fair value of all awards granted above was $7.86.

The following table summarizes restricted stock units activity:

	For the Six Months Ended June 30,
	2014	2013
Restricted stock units outstanding, beginning of period	18,486	103,360
Granted	1,014,396	—
Settled (1)	(7,236)	(96,124)
Restricted stock units outstanding, end of period (2)	1,025,646	7,236

Explanatory Notes:
_________________________________

(1)
Represents the gross number of RSUs settled during the period with the issuance of common stock to the restricted stock unit holder.  During the six months ended June 30, 2014, the Company issued 7,236 shares of common stock to settle the third 1/3 annual installment of the RSUs granted in 2011. During the six months ended June 30, 2013, the Company issued 88,888 shares of common stock to settle restricted stock grants from 2010 and 7,236 shares of common stock to settle the second 1/3 annual installment of the RSUs granted in 2011.

(2)	For 2013, outstanding amount relates to the remaining 2011 grants to certain members of the Board. The 2011 grants were fully vested and delivered as of June 30, 2014.

Profits Interests Awards—During June 2011, CIFC Parent (a related party until December 18, 2013) granted certain employees of the Company profits interests in CIFC Parent. During the three and six months ended June 30, 2014, the Company recorded a non-cash compensation expense of $0.1 million for both periods, and during the three and six months ended June 30, 2013, the Company recorded a non-cash compensation expense of $0.2 million and $1.2 million, respectively, in "Compensation and benefits" on the Condensed Consolidated Statements of Operations related to the amortization and remeasurement of the value of the awards. As of June 30, 2014, there were no estimated unrecognized compensation expense related to these awards.

Warrants—In connection with the restructuring of an investment product formerly managed by the Company, CIFC issued 250,000 warrants. These warrants provides the holders the right to purchase shares of the Company's common stock at an exercise price of $4.25 per share and expired on April 9, 2014. As of December 31, 2013, total warrants outstanding totaled 225,000. During the six months ended June 30, 2014, the holders of the warrants exercised the 225,000 warrants and the Company net share settled for 99,065 of common shares.

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12 —Earnings (Loss) Per Share

The following table presents the calculation of basic and diluted earnings (loss) per share ("EPS"):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands, except per share data)
Net income (loss) attributable to CIFC Corp. - basic	$6,444	$7,543	$6,679	$10,330
Dilutive effect of Convertible Notes (1)	479	455	951	904
Net income (loss) attributable to CIFC Corp. - diluted	$6,923	$7,998	$7,630	$11,234

Weighted-average shares - basic	20,972	20,809	20,906	20,803
Convertible Notes (1)	4,132	4,132	4,132	4,132
Stock options (2)	630	199	611	252
Warrants	470	461	482	533
Unvested RSUs (2)	9	n/a	10	n/a
Weighted-average shares - diluted	26,213	25,601	26,141	25,720

Earnings (loss) per share
Basic	$0.31	$0.36	$0.32	$0.50
Diluted	$0.26	$0.31	$0.29	$0.44

Explanatory Notes:
________________________________

(1)	Subsequent to quarter end, the Convertible Notes were converted into 4.1 million shares of common stock to DFR Holdings (see Notes 10, 11 and 14).

(2)
For the three and six months ended June 30, 2014, 1.1 million and 0.9 million, respectively, of stock options and 0.4 million and 0.2 million, respectively, of unvested RSUs were considered anti-dilutive and excluded from diluted EPS. For both the three and six months ended June 30, 2013, 1.2 million of stock options were considered anti-dilutive and excluded from diluted EPS.

Note 13—Income Taxes

The following table summarizes the Company's tax position:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Income (loss) before income taxes	$22,745	$41,033	$59,730	$75,084
Income tax expense	$(6,837)	$(6,488)	$(19,241)	$(9,598)
Effective income tax rate	30.1%	15.8%	32.2%	12.8%

The effective tax rate, including noncontrolling interests in Consolidated VIEs, was 30.1% and 32.2%, respectively, during the three and six months ended June 30, 2014 and 15.8% and 12.8%, respectively, during the three and six months ended June 30, 2013. The increase in the effective tax rate compared with the prior year was primarily attributable to the write-down of deferred tax assets impacted by tax law changes enacted by New York State on March 31, 2014 that are effective for tax years beginning on or after January 1, 2015 and decrease in the Consolidated VIEs noncontrolling interest income/(loss), which is included in pre-tax income/(loss) but is not taxable to CIFC Corp. During the six months ended June 30, 2014, the Company included a tax expense of approximately $6.7 million related to the change in New York State tax laws. The accounting estimates used to compute the provision for income taxes may change as new events occur, additional information is obtained or as the result of new judicial interpretations or changes in tax laws or regulations.

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14—Related Party Transactions

DFR Holdings—As of June 30, 2014 and December 31, 2013, DFR Holdings owned approximately 14.7 million shares of the Company's common stock and $25.0 million aggregate principal amount of the Company's Convertible Notes, which is convertible into approximately 4.1 million shares of the Company's common stock. Subsequent to quarter end, on July 12, 2014, DFR Holdings exercised its right to convert the notes into shares of common stock (see Note 10, 11 and 16). In addition, DFR Holdings held warrants that entitle them the right to purchase 2.0 million shares of the Company's voting common stock. As such, related party transactions also included (i) the interest expense on Convertible notes of $0.9 million and $1.8 million, respectively, during the three and six months ended June 30, 2014 and $0.9 million and $1.7 million, respectively, during the three and six months ended June 30, 2013, (ii) deferred purchase payments (see Note 9), and (iii) quarterly dividends (see Note 11). For the three and six months ended June 30, 2013, total management fees from related parties was $13,000 and $25,000, respectively. The Company did not earn any management fees from DFR Holdings for the three and six months ended June 30, 2014.

The Company agreed to nominate to the Company's Board of Directors six directors designated by DFR Holdings. The number of directors that can be designated by DFR Holdings is reduced in the event that DFR Holdings decreases its ownership (on a diluted basis) in CIFC. If DFR Holdings' ownership falls below 5%, it will lose the right to designate any director. During the three and six months ended June 30, 2014, the directors earned an aggregate $0.2 million and $0.3 million, respectively, related to their services.

CIFC Parent—As of June 30, 2014, CIFC Parent no longer owns common shares of the Company. However, during the three and six months ended June 30, 2013, CIFC Parent held 9.1 million shares of the Company's common stock and invested in CLOs managed by the Company.

As such, related party transactions for the three and six months ended June 30, 2014, included (i) contingent liabilities payments to CIFC Parent (see Note 9), (ii) CIFC Parent's investment of $1.3 million in two Consolidated Funds managed by the Company as of June 30, 2014, (iii) fees to the Company for providing certain administrative services to CIFC Parent, and (iv) profits interests in CIFC Parent granted during 2011 to certain employees of the Company (see Note 11). As of June 30, 2014 and December 31, 2013, total management fee receivables due from related parties was $12,500 and $167,000, respectively. For the three and six months ended June 30, 2014, total management fees from related parties was $12,500 and $25,000, respectively, and for the three and six months ended June 30, 2013, total management fees from related parties was $46,000 and $93,000, respectively.
Other—As of June 30, 2014 and December 31, 2013, a board member holds $1.0 million of income notes in one of the Company's sponsored CLOs, CIFC Funding 2013-II, Ltd., through an entity in which he is a 50% equity holder.
Funds—As of June 30, 2014, employees and directors of the Company invested an aggregate $3.5 million in three different funds which the Company invests in and manages. Employees are not charged a management fee on their investment. Directors were charged a fee, similar to certain other investors. For the three and six months ended June 30, 2014, these amounts were de minimis.
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

In addition, in June 2013, a suit was filed against the Company (and certain of its affiliates and directors) by a former employee. The Company denies the allegations, intends to defend itself vigorously, believes that the pending lawsuit is without merit and has filed counterclaims against the plaintiff.

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Lease Commitments—During the three and six months ended June 30, 2014, total occupancy expense was $0.4 million and $0.8 million, respectively, and during the three and six months ended June 30, 2013, total occupancy expense was $0.4 million and $0.7 million, respectively. The future minimum commitments under the Company's lease agreement are as follows:

(In thousands)
2014 (6 months remaining)	$803
2015	1,607
2016	1,607
2017	1,607
2018	1,680
Thereafter	7,010
$14,314

Unfunded Loan Commitments—Certain of the Consolidated CLOs have debt structures which include unfunded revolvers. Unfunded debt commitments represent the estimated fair value of those unfunded revolving debt facilities. Unfunded loan commitments represent the estimated fair value of those unfunded revolvers of loan facilities.
Unfunded loan commitments represent the estimated fair value of those unfunded revolvers of loan facilities. As of June 30, 2014 and December 31, 2013, the Consolidated CLOs had unfunded investment commitments on loans of $38.6 million and $36.8 million, respectively. The timing and amount of additional funding on these loans are at the discretion of the borrower, to the extent the borrower satisfies certain requirements and provides certain documentation. The Company does not have any obligation to fund these commitments.
Other—As of both June 30, 2014 and December 31, 2013, the Company fully funded the aggregate minimum commitment to invest $30.0 million in its CIFC sponsored funds.

Note 16—Subsequent Events

Subsequent to quarter end, the Company sponsored the issuance of a new CLO that represented approximately $700 million of new loan-based AUM. In addition, the Company priced another CLO that represented approximately $600 million of new loan-based AUM.

Subsequent to quarter end, the Company declared a cash dividend of $0.10 per share. The dividend will be paid on September 15, 2014 to shareholders of record as of the close of business on August 25, 2014.

On June 18, 2014, the Company gave notice to the convertible note holders of its intention to redeem the notes at their full par value of $25.0 million. On July 12, 2014, the note holder, DFR Holdings, exercised its right to convert the notes into 4,132,231 shares of common stock.

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
Our assets under management ("AUM") is primarily comprised of Collateralized Loan Obligations ("CLOs"), credit funds and separately managed accounts ("SMAs", together with credit funds "other loan-based products"). These credit products are opportunistic investment strategies where we seek to generate both current income and capital appreciation, primarily through senior secured corporate loan (“SSCL”) investments and, to a lesser extent, other investments. Management internally views the business as one reportable segment.
We have three primary sources of revenue: management fees, incentive fees and investment income. Management fees are generally earned based on the amount of assets managed (or AUM), incentive fees are earned based on the performance of the funds and investment income is earned based on the performance of our direct investment in our products.
CIFC Corp. is a Delaware corporation headquartered in New York City. As of June 30, 2014, DFR Holdings LLC, on a fully-diluted basis, owns approximately 70% of our diluted shares outstanding.
Executive Overview

We had a strong quarter with ENI increasing 48% year over year. Our CLOs and total return funds continue to perform well. The CLO market has been strong in 2014 and outpaced the record levels of 2013. Our loan-based AUM increased by $0.5 billion during the first half of the year. During the quarter, CIFC sponsored its largest CLO that represents approximately $0.8 billion of new AUM. Year-to-date, we have priced four CLOs with aggregate new AUM of $2.7 billion. Our ability to establish warehouses and accumulate assets before pricing the CLOs has been a key competitive advantage we continue to leverage.

During the quarter ended June 30, 2014, we recorded GAAP net income attributable to CIFC Corp. of $6.4 million, compared to $7.5 million for the same period in the prior year. The decrease in total net income period over period was predominately due to a $2.1 million increase in losses on contingent liabilities related to an improvement in the expected performance of legacy CIFC CLOs with fee sharing arrangements. This loss was partially offset by an increase in $1.5 million in net revenues which was primarily related to an increase in net investment income. See "Results of Operations" below for additional details.

Economic Net Income ("ENI") was $15.2 million, compared to $10.3 million for the same period in the prior year. ENI increased period to period by $4.9 million or 48% primarily related to higher net investment income and management fees. Net investment income increase was driven primarily by an increase in net gains from CIFC's investments in CLOs, credit funds and warehouses during the current quarter. In addition, management fees increased as we recognized more revenues from CLOs and credit funds launched since the second quarter of 2013. These increases were partially offset by (i) decreases in management fees from certain legacy CLOs that are amortizing pursuant to their contractual terms, and (ii) increases in compensation, benefits and other operating expenses to support our continued growth. See "Non-GAAP Measure - ENI" below for additional details.

Fee Earning AUM

Fee Earning Assets Under Management ("Fee Earning AUM" or "AUM") refers to the assets managed by us on which we are paid management fees and/or incentive fees. Generally, fees are paid on the aggregate collateral balance at par, and principal cash of CLOs and the value of the assets in credit funds (excluding non-fee earning AUM such as our investments).
The following table summarizes the Fee Earning AUM, for which we are paid a management fee, by significant investment product category (1):

	June 30, 2014		March 31, 2014		December 31, 2013		June 30, 2013
	Number of Accounts	Fee Earning AUM	Number of Accounts	Fee Earning AUM	Number of Accounts	Fee Earning AUM	Number of Accounts	Fee Earning AUM
		(In thousands)		(In thousands)		(In thousands)		(In thousands)
Post 2011 CLOs	10	$5,539,964	9	$4,732,728	8	$4,127,951	6	$3,219,531
Legacy CLOs (2)	19	5,819,791	19	6,423,605	20	6,811,382	26	8,344,616
Total CLOs	29	11,359,755	28	11,156,333	28	10,939,333	32	11,564,147
Other Loan-Based Products (3)	6	1,211,907	6	1,189,120	6	1,106,526	3	822,534
Total Loan-Based AUM	35	12,571,662	34	12,345,453	34	12,045,859	35	12,386,681
ABS and Corporate Bond CDOs	8	$737,769	8	768,609	8	$802,821	10	$1,325,535
Total Fee Earning AUM	43	$13,309,431	42	$13,114,062	42	$12,848,680	45	$13,712,216

Explanatory Notes:
_________________________________

(1)	We do not expect to issue new CDOs in the future. Fee Earning AUM on CDOs is expected to continue to decline as these funds run-off per their contractual terms.

(2)	Legacy CLOs represent all managed CLOs issued prior to 2011, including CLOs acquired since 2011 but issued prior to 2011.

(3)	Other loan-based products management fee structures vary by fund and may not be similar to a CLO.

Fee Earning AUM activity is as follows:

	For the Three Months Ended	For the Six Months Ended	Last Twelve Months
	June 30, 2014
	(In thousands)
Total loan-based AUM - Beginning Balance	$12,345,453	$12,045,859	$12,386,681
CLO New Issuances	800,000	1,400,462	2,303,694
CLO Principal Paydown	(527,131)	(908,647)	(1,935,706)
CLO Calls, Redemptions and Sales	(86,693)	(86,693)	(548,758)
Fund Subscriptions	25,101	72,289	383,853
Other (1)	14,932	48,392	(18,102)
Total loan-based AUM - Ending Balance	12,571,662	12,571,662	12,571,662
Total CDOs - Ending Balance	737,769	737,769	737,769
Total Fee Earning AUM - Ending Balance	$13,309,431	$13,309,431	$13,309,431

Explanatory Note:
_________________________________
(1)     Other includes changes in collateral balances of CLOs between periods and market value changes in certain other loan-based products.

During the three months ended June 30, 2014, total AUM increased by $0.2 billion. During the quarter, we sponsored the issuance of one CLO and increased subscriptions to other loan-based products increasing Fee Earning AUM by $825.1 million. New AUM was offset by declines in AUM for certain Legacy CLOs and CDOs aggregating $644.7 million which have reached the end of their contractual reinvestment periods (after which capital is returned to investors as the loan assets underlying the CLOs and CDOs repay principal).

During the six months ended June 30, 2014, total AUM increased by $0.5 billion. During the period, we sponsored the issuance of two CLOs and increased subscriptions to other loan-based products increasing Fee Earning AUM by approximately $1.5 billion. New AUM was offset by declines in AUM for certain Legacy CLOs and CDOs aggregating $1.1 billion which have reached the end of their contractual reinvestment periods (after which capital is returned to investors as the loan assets underlying the CLOs and CDOs repay principal).

Most of the CLOs and CDOs we manage and issued prior to 2011 have passed their first optional call date and are generally callable by their subordinated note holders, subject to satisfaction of certain conditions. As expected, CDO AUM continued to decline during the three and six months ended June 30, 2014. We do not expect to sponsor new CDOs and expect CDO AUM to continue to decline going forward as these funds run-off per their contractual terms.

The structure of the CLOs we manage affects the management fees paid to us. The following table summarizes select details of the structure of each of the CLOs we manage:

	Issuance Date	June 30, 2014 Fee Earning AUM	First Optional Call Date (1)	Termination of Reinvestment Period (2)	Maturity Year (3)
	Month/Year	(In thousands)	Month/Year
Post 2011 CLOs
CIFC Funding 2011-I, Ltd.	01/12	$403,874	01/14	01/15	2023
CIFC Funding 2012-I, Ltd.	07/12	454,274	08/14	08/16	2024
CIFC Funding 2012-II, Ltd.	11/12	732,827	12/14	12/16	2024
CIFC Funding 2012-III, Ltd.	01/13	504,295	01/15	01/17	2025
CIFC Funding 2013-I, Ltd.	03/13	505,540	04/15	04/17	2025
CIFC Funding 2013-II, Ltd.	06/13	627,787	07/15	07/17	2025
CIFC Funding 2013-III, Ltd.	09/13	403,289	10/15	10/17	2025
CIFC Funding 2013-IV, Ltd.	11/13	503,492	11/15	11/17	2024
CIFC Funding 2014, Ltd.	03/14	601,236	04/16	04/18	2025
CIFC Funding 2014-II, Ltd.	05/14	803,350	05/16	05/18	2026
Total Post 2011 CLOs		5,539,964
Legacy CLOs
Navigator 2005 CLO, Ltd.	07/05	29,580	10/11	10/11	2017
Bridgeport CLO Ltd.	06/06	359,502	10/09	07/13	2020
CIFC Funding 2006-I, Ltd.	08/06	218,498	10/10	10/12	2020
Columbus Nova 2006-I, Ltd.	08/06	266,079	10/09	10/12	2018
Navigator 2006 CLO, Ltd.	09/06	218,093	09/10	09/13	2020
CIFC Funding 2006-I B, Ltd.	10/06	205,696	12/10	12/12	2020
Burr Ridge CLO Plus Ltd.	12/06	247,188	06/12	03/13	2023
CIFC Funding 2006-II, Ltd.	12/06	356,223	03/11	03/13	2021
Columbus Nova 2006-II, Ltd.	12/06	324,263	02/10	02/13	2018
Hewett's Island CLO V, Ltd.	12/06	122,413	12/09	12/12	2018
CIFC Funding 2007-I, Ltd.	02/07	345,666	05/11	11/13	2021
CIFC Funding 2007-II, Ltd.	03/07	591,076	04/11	04/14	2021
Columbus Nova 2007-I, Ltd.	03/07	274,299	05/10	05/13	2019
Hewett's Island CLO VI, Ltd.	05/07	166,239	06/10	06/13	2019
Schiller Park CLO Ltd.	05/07	373,321	07/11	04/13	2021
Bridgeport CLO II Ltd.	06/07	489,899	12/10	09/14	2021
CIFC Funding 2007-III, Ltd.	07/07	434,483	07/10	07/14	2021
Primus CLO II, Ltd.	07/07	365,097	10/11	07/14	2021
Columbus Nova 2007-II, Ltd.	11/07	432,176	10/10	10/14	2021
Total Legacy CLOs		5,819,791
Total CLOs		$11,359,755
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

Results of Condensed Consolidated Operations

The Condensed Consolidated Financial Statements include the financial statements of our wholly owned subsidiaries, the entities in which we have a controlling interest ("Consolidated Funds") and variable interest entities ("VIEs" or "Consolidated VIEs") for which we are deemed to be the primary beneficiary (together the "Consolidated Entities"). Consolidated VIEs includes certain CLOs and warehouses we manage. The following table presents our comparative Condensed Consolidated Statements of Operations for the three months ended June 30, 2014 and 2013:

	For the Three Months Ended June 30,		2014 vs. 2013
	2014	2013	Variance	% Variance
	(In thousands, except share and per share amounts)
Revenues
Management fees	$1,378	$2,240	$(862)	(38)%
Net investment income	97	106	(9)	(8)%
Total net revenues	1,475	2,346	(871)	(37)%
Expenses
Compensation and benefits	8,047	6,986	1,061	15%
Professional services	706	715	(9)	(1)%
General and administrative expenses	2,259	1,843	416	23%
Depreciation and amortization	2,870	4,278	(1,408)	(33)%
Total expenses	13,882	13,822	60	—%
Other Income (Expense) and Gain (Loss)
Net gain (loss) on investments at fair value	1,121	251	870	347%
Net gain (loss) on contingent liabilities at fair value	(1,529)	613	(2,142)	(349)%
Corporate interest expense	(1,486)	(1,452)	(34)	2%
Other, net	—	(5)	5	(100)%
Net other income (expense) and gain (loss)	(1,894)	(593)	(1,301)	219%
Operating income (loss)	(14,301)	(12,069)	(2,232)	18%

Net results of Consolidated Entities	37,046	53,102	(16,056)	(30)%
Income (loss) before income taxes	22,745	41,033	(18,288)	(45)%
Income tax (expense) benefit	(6,837)	(6,488)	(349)	5%
Net income (loss)	15,908	34,545	(18,637)	(54)%
Net (income) loss attributable to noncontrolling interest in Consolidated Entities	(9,464)	(27,002)	17,538	(65)%
Net income (loss) attributable to CIFC Corp.	$6,444	$7,543	$(1,099)	(15)%
Earnings (loss) per share:
Basic	$0.31	$0.36	$(0.05)	(14)%
Diluted	$0.26	$0.31	$(0.05)	(16)%
Weighted-average number of shares outstanding:
Basic	20,971,928	20,808,750	163,178	1%
Diluted	26,212,593	25,601,165	611,428	2%

Net income (loss) attributable to CIFC Corp. was $6.4 million, or $0.26 per fully diluted share for the three months ended June 30, 2014, compared to $7.5 million, or $0.31 per fully diluted share, in the prior year. Net income (loss) attributable to CIFC Corp. decreased by $1.1 million from the prior year predominantly due to the following net results:

Total Net Revenues—GAAP net revenues includes management fees from unconsolidated CLOs, CDOs and other loan-based products. Unconsolidated funds included 2 CLOs, 8 CDOs, and 2 other investment products as of June 30, 2014 compared to 7 CLOs, 11 CDOs and 1 other investment product as of June 30, 2013. Total net revenues decreased $0.9 million or 37% from the same period of the prior year primarily due to reductions in AUM from unconsolidated funds that liquidated since the second quarter of 2013. In addition, certain unconsolidated CLOs and CDOs have reached the end of their contractual reinvestment periods thereby reducing AUM and its related management fees. This decrease is partially offset by management fees from other loan-based products as AUM from these products increased since the second quarter of the prior year.

Total Expenses—Depreciation and Amortization decreased by $1.4 million which was mostly offset by an increase in Compensation and Benefits of $1.1 million.

Depreciation and amortization decreased by $1.4 million or 33% from the same period of the prior year primarily due to a reduction in amortization expense on intangible assets related to management contracts acquired for certain CLOs and CDOs that were impaired or written off in the prior year. Compensation and benefits increased by $1.1 million or 15% from the same period of the prior year, as a result of an increase in compensation for certain key executives and an overall increased headcount.

Net other income (expense) and gain (loss)—Total Net other income and gains decreased by $1.3 million or 219% period over period, primarily due to an increase in net losses on Contingent Liabilities at Fair Value related to an improvement in the expected performance of legacy CIFC CLOs with fee sharing arrangements.

Net results of Consolidated Entities attributable to CIFC Corp.—The table below represents our share in the net results of the Consolidated Entities and a reconciliation to the characteristics of these results:

	For the Three Months Ended June 30,		2014 vs. 2013
	2014	2013	Variance	% Variance
	(In thousands)
Net results of Consolidated Entities	$37,046	$53,102	$(16,056)	(30)%
Net (income) loss attributable to noncontrolling interest in Consolidated Entities	(9,464)	(27,002)	17,538	(65)%
Net results of Consolidated Entities attributable to CIFC Corp.	$27,582	$26,100	$1,482	6%

Characteristics of net results of Consolidated Entities attributable to CIFC Corp:
Consolidated Entities management fees	$20,560	$23,559	$(2,999)	(13)%
Consolidated Entities net investment income	7,022	2,541	4,481	176%
Net results of Consolidated Entities attributable to CIFC Corp.	$27,582	$26,100	$1,482	6%

Net results of Consolidated Entities attributable to CIFC Corp. includes our portion of the Consolidated Entities' (including our Consolidated VIEs, or CLOs and warehouses) operating results. During the three months ended June 30, 2014 and 2013, we recognized $27.6 million and $26.1 million, respectively, of Consolidated Entities' management fees and net investment interest income related to our investments in the Consolidated Entities.

The $1.5 million or 6% increase in Net results of Consolidated Entities attributable to CIFC Corp. was primarily due to an increase in Consolidated Entities' net investment income partially offset by a decrease in management fees. Net investment income increased primarily driven by an increase in net gains from our warehouses, credit funds and CLO investments during the current quarter. These increases were offset by decreases in management fees from consolidated legacy CLOs that have reached the end of their contractual reinvestment periods and are amortizing pursuant to their contractual terms.

Income tax expense/benefit—The following table summarizes our tax position:

	For the Three Months Ended June 30,
	2014	2013
	(In thousands)
Income (loss) before income taxes	$22,745	$41,033
Income tax expense	$(6,837)	$(6,488)
Effective income tax rate	30.1%	15.8%

The effective tax rate, including noncontrolling interests in Consolidated VIEs, was 30.1% and 15.8%, for the three months ended June 30, 2014 and 2013, respectively. The increase in the effective tax rate compared with the same period in the prior year was primarily attributable to a decrease in the Consolidated VIEs noncontrolling interest income/(loss), which is included in pre-tax income/(loss) but is not taxable to CIFC Corp.

The following table presents our comparative Condensed Consolidated Statements of Operations for the six months ended June 30, 2014 and 2013:

	For the Six Months Ended June 30,		2014 vs. 2013
	2014	2013	Variance	% Variance
	(In thousands, except share and per share amounts)
Revenues
Management fees	$2,990	$4,883	$(1,893)	(39)%
Net investment income	194	97	97	100%
Total net revenues	3,184	4,980	(1,796)	(36)%
Expenses
Compensation and benefits	15,387	14,510	877	6%
Professional services	1,752	2,638	(886)	(34)%
General and administrative expenses	4,472	3,327	1,145	34%
Depreciation and amortization	6,015	8,496	(2,481)	(29)%
Total expenses	27,626	28,971	(1,345)	(5)%
Other Income (Expense) and Gain (Loss)
Net gain (loss) on investments at fair value	2,527	600	1,927	321%
Net gain (loss) on contingent liabilities at fair value	(1,758)	499	(2,257)	(452)%
Corporate interest expense	(2,953)	(2,934)	(19)	1%
Net gain on the sale of management contract	228	752	(524)	(70)%
Other, net	—	(2)	2	(100)%
Net other income (expense) and gain (loss)	(1,956)	(1,085)	(871)	(80)%
Operating income (loss)	(26,398)	(25,076)	(1,322)	(5)%

Net results of Consolidated Entities	86,128	100,160	(14,032)	(14)%
Income (loss) before income taxes	59,730	75,084	(15,354)	(20)%
Income tax (expense) benefit	(19,241)	(9,598)	(9,643)	100%
Net income (loss)	40,489	65,486	(24,997)	(38)%
Net (income) loss attributable to noncontrolling interest in Consolidated Entities	(33,810)	(55,156)	21,346	(39)%
Net income (loss) attributable to CIFC Corp.	$6,679	$10,330	$(3,651)	(35)%
Earnings (loss) per share:
Basic	$0.32	$0.50	$(0.18)	n/m
Diluted	$0.29	$0.44	$(0.15)	n/m
Weighted-average number of shares outstanding:
Basic	20,905,949	20,803,151	102,798	—%
Diluted	26,141,070	25,719,972	421,098	2%

Net income (loss) attributable to CIFC Corp. was $6.7 million, or $0.29 per fully diluted share for the six months ended June 30, 2014, compared to $10.3 million, or $0.44 per fully diluted share, in the prior year. Net income (loss) attributable to CIFC Corp. decreased by $3.7 million from the prior year predominantly due to the following net results:

Total Net Revenues—GAAP net revenues includes management fees from unconsolidated CLOs, CDOs and other loan-based products. Unconsolidated funds included 2 CLOs, 8 CDOs, and 2 other investment products as of June 30, 2014 compared to 7 CLOs, 11 CDOs and 1 other investment product as of June 30, 2013.Total net revenues decreased $1.8 million or 36% from the prior year primarily due to reductions in AUM from unconsolidated funds that liquidated during 2013. In addition, certain unconsolidated CLOs and CDOs have reached the end of their contractual reinvestment periods thereby reducing AUM and its related management fees. This decrease is slightly offset by management fees from other loan-based products as AUM from these products has increased since the same period in the prior year.

Total Expenses—Total expenses decreased $1.3 million or 5% year over year primarily due to decreases in Depreciation and amortization expenses partially offset by higher General and administrative expenses.

Depreciation and amortization decreased by $2.5 million or 29% from the prior year primarily due to a reduction in intangible amortization expense on management contracts acquired for certain CLOs and CDOs that were impaired or written off in the prior year. General and administrative expenses increased year over year due to increase in (i) investment related subscription services and (ii) other general and administrative costs to support our overall growth.

Net other income (expense) and gain (loss)—Total Net other income and gains decreased by $0.9 million or 80% year over year, primarily due to a $2.3 million increase in net losses on Contingent Liabilities at Fair Value related to an improvement in the expected performance of legacy CIFC CLOs with fee sharing arrangements. This decrease was partially offset by increases in net gains on Investments at Fair Value due to an increase in net gains from the settlement of warehouses and realization of gains from the sales of certain CLO residual equity during the current year.

Net results of Consolidated Entities attributable to CIFC Corp.—The table below represents our share in the net results of the Consolidated Entities and a reconciliation to the characteristics of these results:

	For the Six Months Ended June 30,		2014 vs. 2013
	2014	2013	Variance	% Variance
	(In thousands)
Net results of Consolidated Entities	$86,128	$100,160	$(14,032)	(14)%
Net (income) loss attributable to noncontrolling interest in Consolidated Entities	(33,810)	(55,156)	21,346	(39)%
Net results of Consolidated Entities attributable to CIFC Corp.	$52,318	$45,004	$7,314	16%

Characteristics of net results of Consolidated Entities attributable to CIFC Corp:
Consolidated Entities management fees	$40,803	$41,714	$(911)	(2)%
Consolidated Entities net investment income	11,515	3,290	8,225	250%
Net results of Consolidated Entities attributable to CIFC Corp.	$52,318	$45,004	$7,314	16%

Net results of Consolidated Entities attributable to CIFC Corp. includes our portion of the Consolidated Entities' (including our Consolidated VIEs, or CLOs and warehouses) operating results. During the six months ended June 30, 2014 and 2013, we recognized $52.3 million and $45.0 million, respectively, of Consolidated Entities' management fees and net investment interest income related to our investments in the Consolidated Entities.

The $7.3 million or 16% increase in Net results of Consolidated Entities attributable to CIFC Corp. was primarily due to an increase in Consolidated Entities' net investment income. Net investment income increased primarily driven by an increase in net gains from our warehouses, credit funds and CLO investments during the current year. These increases were offset by decreases in management fees from consolidated legacy CLOs that have reached the end of their contractual reinvestment periods and are amortizing pursuant to their contractual terms.

Income tax expense/benefit—The following table summarizes our tax position:

	For the Six Months Ended June 30,
	2014	2013
	(In thousands)
Income (loss) before income taxes	$59,730	$75,084
Income tax expense	$(19,241)	$(9,598)
Effective income tax rate	32.2%	12.8%

The effective tax rate, including noncontrolling interests in Consolidated VIEs, was 32.2% and 12.8%, for the six months ended June 30, 2014 and 2013, respectively. The increase in the effective tax rate compared with the prior year was primarily attributable to the write-down of deferred tax assets impacted by tax law changes enacted by New York State on March 31, 2014 that are effective for tax years beginning on or after January 1, 2015 and a decrease in the Consolidated VIEs noncontrolling interest income/(loss), which is included in pre-tax income/(loss) but is not taxable to CIFC Corp. During the six months ended June 30, 2014, we included a tax expense of approximately $6.7 million related to the change in New York State tax laws. The accounting estimates used to compute the provision for income taxes may change as new events occur, additional information is obtained or as the result of new judicial interpretations or changes in tax laws or regulations.

Economic Net Income "ENI" and Deconsolidated Non-GAAP Statements (Non-GAAP Measures, unaudited)

Economic Net Income "ENI"

ENI is a non-GAAP financial measure of profitability which we use in addition to GAAP Net income attributable to CIFC Corp. to measure the performance of our core business (excluding non-core products). We believe ENI reflects the nature and substance of the business, the economic results driven by management fee revenues from the management of client funds and earnings on our investments. ENI presents management fee revenues net of (i) any fee-sharing arrangements resulting from mergers or acquisitions and (ii) revenues attributable to non-core investment products. In addition, ENI represents net income (loss) attributable to CIFC Corp. before taxes, gains (losses) on disposition(s) attributable to non-core assets, a portion of non-cash compensation related to profits interests granted by CIFC Parent in June 2011 (a significant stockholder prior to December 18, 2013 - See Item 8 - "Consolidated Financial Statements - Note 14"), amortization and impairments of intangible assets, gains/(losses) on derivatives and contingent liabilities and certain non-recurring operating expenses and strategic transaction expenses (such as those associated with mergers and acquisitions).

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
GAAP Net income (loss) attributable to CIFC Corp.	$6,444	$7,543	$6,679	$10,330
Reconciling and non-recurring items:
Management fee sharing arrangements (1)	(2,421)	(5,688)	(5,066)	(9,898)
Management fees attributable to non-core funds (2)	(201)	(2,111)	(442)	(2,652)
Compensation costs (3)	430	558	942	1,657
Amortization and impairment of intangibles	2,608	4,100	5,517	8,148
Net (gain)/loss on contingent liabilities and other (4)	1,529	(613)	1,758	(499)
Gain on sales of contracts (5)	—	—	(228)	(752)
Income tax expense (benefit)	6,837	6,488	19,241	9,598
Total reconciling and non-recurring items	8,782	2,734	21,722	5,602
ENI	$15,226	$10,277	$28,401	$15,932

Explanatory Notes:
______________________________

(1)
We share management fees on certain of the acquired CLOs we manage (shared with the party that sold the funds to us). Management fees are presented on a gross basis for GAAP and on a net basis for Non-GAAP ENI.

(2)	Current year ENI calculation includes the reduction attributable to non-core management fees. Prior year ENI calculation has been adjusted to conform with the current year's calculation.

(3)
Compensation has been adjusted for non-cash compensation related to profits interests granted to CIFC employees by CIFC Parent Holdings LLC (a significant stockholder in us prior to December 18, 2013) and sharing of incentive fees with certain former employees established in connection with our acquisition of certain CLOs from Columbus Nova Credit Investments Management LLC (“CNCIM Acquisition”).

(4)	Adjustment primarily includes the elimination of gains (losses) on contingent liabilities during the respective periods.

(5)	In January 2012, we completed the sale of our right to manage Gillespie CLO PLC. We recognized additional gains from contingent payments collected during 2014 and 2013.

The following table presents our components of ENI for the three and six months ended June 30, 2014 and 2013 (1):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
			2014 vs. 2013				2014 vs. 2013
	2014	2013	Variance	% Variance	2014	2013	Variance	% Variance
	(in thousands)				(in thousands)
Adjusted revenues
Management Fees - Senior	$5,634	$4,987	$647	13%	$10,326	$9,750	$576	6%
Management Fees - Subordinated	8,343	8,102	241	3%	16,812	16,448	364	2%
Incentive Fees from CLOs	4,511	4,553	(42)	(1)%	9,411	7,167	2,244	31%
Other loan-based products	828	359	469	131%	1,736	682	1,054	155%
Total management Fees (2)	19,316	18,001	1,315	7%	38,285	34,047	4,238	12%
CLO Funds	3,509	679	2,830	417%	4,821	(1,060)	5,881	(555)%
Warehouses	3,085	2,043	1,042	51%	6,448	4,666	1,782	38%
Other loan-based products	1,646	176	1,470	835%	2,967	381	2,586	679%
Total net investment income	8,240	2,898	5,342	184%	14,236	3,987	10,249	257%
Total adjusted net revenues	27,556	20,899	6,657	32%	52,521	38,034	14,487	38%

Adjusted expenses
Compensation and benefits	7,617	6,428	1,189	18%	14,445	12,853	1,592	12%
Professional services	706	715	(9)	(1)%	1,752	2,638	(886)	(34)%
General and administrative expenses	2,259	1,843	416	23%	4,472	3,327	1,145	34%
Depreciation and amortization	262	179	83	46%	498	348	150	43%
Corporate interest expense	1,486	1,452	34	2%	2,953	2,934	19	1%
Other, net	—	5	(5)	(100)%	—	2	(2)	100%
Total adjusted expenses	12,330	10,622	1,708	16%	24,120	22,102	2,018	9%

ENI	$15,226	$10,277	$4,949	48%	$28,401	$15,932	$12,469	78%

Explanatory Notes:
______________________________

(1)
Balances to this table can be derived by taking the deconsolidated non-GAAP Statement of Operations and adjusting balances using the ENI reconciliation of GAAP net income (loss) attributable to CIFC Corp. to ENI.

(2)	Current year ENI calculation does not include management fees from non-core products. Prior year ENI calculation has been adjusted to conform with the current year's calculation.

For the three months ended June 30, 2014 and 2013:

Adjusted Management Fees—Total adjusted management fee revenue increased by $1.3 million or 7% as the current year quarter included a full quarter of results from CLOs sponsored, funds launched and SMAs entered since the second quarter of 2013. These increases were partially offset by principal paydowns, calls and redemptions of certain legacy CLOs.

Adjusted net investment income—Total adjusted net investment income increased by $5.3 million or 184%, primarily driven by an increase in net gains recognized on our CLO and warehouse investments held during the current quarter compared to the same period in the prior year. In addition, new credit funds launched since the second quarter of 2013 contributed to $1.5 million of the increase year over year.

Adjusted expenses—Total adjusted expenses increased by $1.7 million or 16% primarily due to an increase in adjusted compensation and benefits and adjusted other general and administrative costs. The increase of adjusted compensation and benefits costs was due to an increase in compensation for certain key executives and an overall increased headcount. Total investment related subscription services and costs to support our overall growth increased adjusted other general and administrative costs.

For the six months ended June 30, 2014 and 2013:

Adjusted Management Fees—Total adjusted management fee revenue increased by $4.2 million or 12% primarily as a result of an increase in incentive fees and fees from other loan-based products. Incentive fees increased as (i) we earned 50% of incentive fees realized from the legacy CIFC CLOs acquired through the Merger. All incentive fees earned during the first four months of 2013 were entirely shared with the seller (see also Contingent Liabilities and Other Commitments below for further details) and (ii) more CLOs reached their incentive fee hurdles since the second quarter of 2013. Other loan-based product management fees increased as the current year included a full year of results from funds launched since the second quarter of 2013. These increases were partially offset by principal paydowns, calls and redemptions of certain legacy CLOs.

Adjusted net investment income—Total adjusted net investment income increased by $10.2 million. The increase was primarily driven by an increase in net gains recognized on our CLO and warehouse investments held during the current year compared to the prior year. In addition, new credit funds launched since the second quarter of 2013 contributed to $2.6 million of the increase year over year.

Adjusted expenses—Total adjusted expenses increased by $2.0 million or 9% primarily due to an increase in adjusted compensation and benefits costs and adjusted general and administrative costs. The increase of adjusted compensation and benefits costs was due to an increase in compensation for certain key executives and an overall increased headcount. Total investment related subscription services and costs to support our overall growth increased adjusted other general and administrative costs. The overall increase was slightly offset by decreases in professional fees due to an overall reduction of the use of external consultants as we hired personnel to perform these services. In addition, during 2013, we incurred more professional fees to launch new products.

Deconsolidated Non-GAAP Statements
The Deconsolidated Non-GAAP Statements represents the Consolidated GAAP statements adjusted to eliminate the impact of the Consolidated Entities. On the Statement of Operations, we have reclassed the sum of Net results of Consolidated Entities, Net (income) loss attributable to noncontrolling interest in Consolidated Entities and Net gain (loss) on investments at fair value to the Deconsolidated Non-GAAP line items that represent its characteristics; management fees and interest income. On the Balance Sheets, we have excluded amounts related to all consolidated entities. Management uses these Non-GAAP statements in addition to Consolidated GAAP Statements to measure the performance of its core asset management business.
The following table presents the reconciliation from GAAP to Deconsolidated Non-GAAP Statement of Operations for the three months ended June 30, 2014 and 2013:

	For the Three Months Ended June 30,
	2014			2013
(In thousands)	Consolidated GAAP	Consolidation Adjustments	Deconsolidated Non-GAAP	Consolidated GAAP	Consolidation Adjustments	Deconsolidated Non-GAAP
Revenues
Management fees	$1,378	$20,560	$21,938	$2,240	$23,559	$25,799
Net investment income	97	8,143	8,240	106	2,792	2,898
Total net revenues	1,475	28,703	30,178	2,346	26,351	28,697
Expenses
Compensation and benefits	8,047	—	8,047	6,986	—	6,986
Professional services	706	—	706	715	—	715
General and administrative expenses	2,259	—	2,259	1,843	—	1,843
Depreciation and amortization	2,870	—	2,870	4,278	—	4,278
Total expenses	13,882	—	13,882	13,822	—	13,822
Other Income (Expense) and Gain (Loss)
Net gain (loss) on investments at fair value	1,121	(1,121)	—	251	(251)	—
Net gain (loss) on contingent liabilities at fair value	(1,529)	—	(1,529)	613	—	613
Corporate interest expense	(1,486)	—	(1,486)	(1,452)	—	(1,452)
Other, net	—	—	—	(5)	—	(5)
Net other income (expense) and gain (loss)	(1,894)	(1,121)	(3,015)	(593)	(251)	(844)
Operating income (loss)	(14,301)	27,582	13,281	(12,069)	26,100	14,031
Net results of Consolidated Entities	37,046	(37,046)	—	53,102	(53,102)	—
Income (loss) before income taxes	22,745	(9,464)	13,281	41,033	(27,002)	14,031
Income tax (expense) benefit	(6,837)	—	(6,837)	(6,488)	—	(6,488)
Net income (loss)	15,908	(9,464)	6,444	34,545	(27,002)	7,543
Net (income) loss attributable to noncontrolling interest in Consolidated Entities	(9,464)	9,464	—	(27,002)	27,002	—
Net income (loss) attributable to CIFC Corp.	$6,444	$—	$6,444	$7,543	$—	$7,543

The following table presents the reconciliation from GAAP to Deconsolidated Non-GAAP Statement of Operations for the six months ended June 30, 2014 and 2013:

	For the Six Months Ended June 30,
	2014			2013
(In thousands)	Consolidated GAAP	Consolidation Adjustments	Deconsolidated Non-GAAP	Consolidated GAAP	Consolidation Adjustments	Deconsolidated Non-GAAP
Revenues
Management fees	$2,990	$40,803	$43,793	$4,883	$41,714	$46,597
Net investment income	194	14,042	14,236	97	3,890	3,987
Total net revenues	3,184	54,845	58,029	4,980	45,604	50,584
Expenses
Compensation and benefits	15,387	—	15,387	14,510	—	14,510
Professional services	1,752	—	1,752	2,638	—	2,638
General and administrative expenses	4,472	—	4,472	3,327	—	3,327
Depreciation and amortization	6,015	—	6,015	8,496	—	8,496
Total expenses	27,626	—	27,626	28,971	—	28,971
Other Income (Expense) and Gain (Loss)
Net gain (loss) on investments at fair value	2,527	(2,527)	—	600	(600)	—
Net gain (loss) on contingent liabilities at fair value	(1,758)	—	(1,758)	499	—	499
Corporate interest expense	(2,953)	—	(2,953)	(2,934)	—	(2,934)
Net gain on the sale of management contracts	228	—	228	752	—	752
Other, net	—	—	—	(2)	—	(2)
Net other income (expense) and gain (loss)	(1,956)	(2,527)	(4,483)	(1,085)	(600)	(1,685)
Operating income (loss)	(26,398)	52,318	25,920	(25,076)	45,004	19,928
Net results of Consolidated Entities	86,128	(86,128)	—	100,160	(100,160)	—
Income (loss) before income taxes	59,730	(33,810)	25,920	75,084	(55,156)	19,928
Income tax (expense) benefit	(19,241)	—	(19,241)	(9,598)	—	(9,598)
Net income (loss)	40,489	(33,810)	6,679	65,486	(55,156)	10,330
Net (income) loss attributable to noncontrolling interest in Consolidated Entities	(33,810)	33,810	—	(55,156)	55,156	—
Net income (loss) attributable to CIFC Corp.	$6,679	$—	$6,679	$10,330	$—	$10,330

The following table presents the reconciliation from GAAP to Deconsolidated Non-GAAP Balance Sheets as of June 30, 2014 and December 31, 2013:

	June 30, 2014			December 31, 2013
(In thousands)	Consolidated GAAP	Consolidation Adjustments	Deconsolidated Non-GAAP	Consolidated GAAP	Consolidation Adjustments	Deconsolidated Non-GAAP
ASSETS
Cash and cash equivalents	$22,046	$—	$22,046	$25,497	$(4,132)	$21,365
Restricted cash and cash equivalents	1,693	—	1,693	1,700	—	1,700
Due from brokers	—	—	—	18,813	(4,985)	13,828
Investments at fair value	24,177	115,438	139,615	16,883	96,248	113,131
Receivables	2,550	3,718	6,268	2,120	3,814	5,934
Prepaid and other assets	3,833	—	3,833	5,104	(222)	4,882
Deferred tax asset, net	50,815	—	50,815	57,675	—	57,675
Equipment and improvements, net	4,443	—	4,443	4,261	—	4,261
Intangible assets, net	19,707	—	19,707	25,223	—	25,223
Goodwill	76,000	—	76,000	76,000	—	76,000
Subtotal	205,264	119,156	324,420	233,276	90,723	323,999
Total assets of Consolidated Entities	12,580,111	(12,580,111)	—	11,366,912	(11,366,912)	—
TOTAL ASSETS	$12,785,375	$(12,460,955)	$324,420	$11,600,188	$(11,276,189)	$323,999
LIABILITIES
Due to brokers	$1,036	$—	$1,036	$5,499	$(4,991)	$508
Dividend payable	—	—	—	—	—	—
Accrued and other liabilities	12,616	—	12,616	15,197	(270)	14,927
Deferred purchase payments	1,348	—	1,348	1,179	—	1,179
Contingent liabilities at fair value	14,450	—	14,450	16,961	—	16,961
Long-term debt	139,697	—	139,697	139,164	—	139,164
Subtotal	169,147	—	169,147	178,000	(5,261)	172,739
Total non-recourse liabilities of Consolidated Entities	12,095,720	(12,095,720)	—	11,114,435	(11,114,435)	—
TOTAL LIABILITIES	12,264,867	(12,095,720)	169,147	11,292,435	(11,119,696)	172,739
EQUITY
Common stock	21	—	21	21	—	21
Treasury stock	(914)	—	(914)	(914)	—	(914)
Additional paid-in capital	964,533	—	964,533	963,011	—	963,011
Retained earnings (deficit)	(808,367)	—	(808,367)	(810,858)	—	(810,858)
TOTAL CIFC CORP. STOCKHOLDERS’ EQUITY	155,273	—	155,273	151,260	—	151,260
Noncontrolling interest in Consolidated Funds	174,454	(174,454)	—	5,107	(5,107)	—
Appropriated retained earnings (deficit) of Consolidated Entities	190,781	(190,781)	—	151,386	(151,386)	—
TOTAL EQUITY	520,508	(365,235)	155,273	307,753	(156,493)	151,260
TOTAL LIABILITIES AND EQUITY	$12,785,375	$(12,460,955)	$324,420	$11,600,188	$(11,276,189)	$323,999

Liquidity and Capital Resources

As of June 30, 2014, total GAAP cash and cash equivalents decreased by $3.5 million to $22.0 million from $25.5 million as of December 31, 2013. For the six months ended June 30, 2014, we utilized $4.7 billion to purchase investments in our Consolidated Entities and received proceeds of $4.0 billion from the sale of investments in our Consolidated Entities. We used restricted cash of our Consolidated Entities of $120.3 million to fund our Consolidated Entities' activities. In addition, we received $2.5 billion of proceeds and made $1.8 billion of payments on Consolidated Entity related long-term debt during the quarter, paid down $4.3 million of contingent liabilities (related to fee sharing arrangements) and paid dividends of $4.2 million. Further, during the six months ended June 30, 2014 and 2013, we paid income taxes of $13.3 million and $14.5 million, respectively.
The table below is a reconciliation of selected cash flows data for the six months ended June 30, 2014 from GAAP to Non-GAAP:

	For the Six Months Ended June 30,
(In thousands)	GAAP	Consolidation Adjustments	Deconsolidated Non-GAAP
Cash and Cash Equivalents, Beginning	$25,497	$(4,132)	$21,365

Net cash provided by/(used in) Operating Activities	(577,082)	603,484	26,402
Net cash provided by/(used in) Investing Activities	(114,461)	95,943	(18,518)
Net cash provided by/(used in) Financing Activities	688,092	(695,295)	(7,203)
Net change in Cash and Cash Equivalents	(3,451)	4,132	681

Cash and Cash Equivalents, End	$22,046	$—	$22,046

As of June 30, 2014, total deconsolidated non-GAAP cash and cash equivalents increased by $0.7 million to $22.0 million from $21.4 million as of December 31, 2013. For the six months ended June 30, 2014, cash flows from operations provided net cash proceeds of $26.4 million. Our net investment activity in CIFC managed CLO equity, warehouses and funds during the six months was $18.1 million. We paid down $4.3 million of contingent liabilities (related to fee sharing arrangements) and paid dividends of $4.2 million. In addition, during the six months ended June 30, 2014 and 2013, we paid income taxes of $13.3 million and $14.5 million, respectively.
On June 18, 2014, we gave notice to our convertible note holder of our intention to redeem the notes at their full par value of $25.0 million. On July 12, 2014, the note holder, DFR Holdings LLC, exercised its right to convert the notes into shares of common stock. Pursuant to the agreement, the Convertible Notes converted into 4,132,231 shares of common stock at an initial conversion price of $6.05 per share.
Our investments as of June 30, 2014 and December 31, 2013 are as follows:

Non-GAAP (1)	June 30, 2014	December 31, 2013
CIFC Managed CLO Equity (Residual Interests)	$32,479	$44,292
Warehouses (2)(3)	65,598	32,529
Other loan-based products (3)	41,538	36,310
Total	$139,615	$113,131

Explanatory Notes:
________________________________

(1)	Pursuant to GAAP, investments in consolidated CLOs, warehouses and certain other loan-based products are eliminated from "Investments at fair value" on our Consolidated Balance Sheets.

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

(3)
As of June 30, 2014 and December 31, 2013, $24.2 million and $16.9 million, respectively, of our investments in funds and warehouses was not consolidated and included on our Consolidated Balance Sheets.

Other Sources and Uses of Funds

Deferred Purchase Payments—In April 2011, we entered into a merger (the "Merger") with Commercial Industrial Finance Corp. ("Legacy CIFC"). As a result of the Merger, Legacy CIFC became CIFCAM, a wholly-owned subsidiary of CIFC. The consideration for the Merger included the payment to CIFC Parent Holdings LLC ("CIFC Parent"), the sole stockholder of Legacy CIFC, of $7.5 million of cash payable in three equal installments of $2.5 million (subject to certain adjustments). During six months ended June 30, 2013, we made the final deferred purchase payment related to the Merger of $2.5 million leaving no remaining amounts outstanding under this agreement.

In March 2010, we entered into an acquisition and investment agreement with DFR Holdings LLC ("DFR Holdings") and CNCIM pursuant to which we agreed to acquire all of the equity interests in CNCIM from DFR Holdings. The consideration for the CNCIM acquisition includes deferred purchase payments totaling $7.5 million in cash payable in five equal annual installments beginning in December 2010. The final remaining installment of $1.5 million is payable on December 9, 2014. As of June 30, 2014 and December 31, 2013, the fair value of the remaining deferred purchase payments of $1.3 million and $1.2 million, respectively, was included in the Condensed Consolidated Balance Sheets.

Contingent Liabilities at Fair Value—In addition to the consideration paid in connection with the Merger, we were required to pay CIFC Parent a portion of incentive fees earned on six CLOs managed by CIFCAM (the "Legacy CIFC CLOs"). The terms of these payments were as follows: (i) the first $15.0 million of incentive fees received (which was fulfilled in 2013), (ii) 50% of any incentive fees in excess of $15.0 million in aggregate received from the Legacy CIFC CLOs by the combined company over ten years from April 13, 2011 (the "Merger Closing Date") and (iii) payments relating to the present value of any such incentive fees from the Legacy CIFC CLOs that remain payable to the combined company after the tenth anniversary of the Merger Closing Date.

During the three and six months ended June 30, 2014, we made total payments of $1.9 million and $3.9 million, respectively, and during the three and six months ended June 30, 2013, we made total payments of $4.9 million and $7.8 million, respectively, related to these contingent liabilities. As of June 30, 2014, there are no remaining payments under item (i) and we made cumulative payments of $10.4 million under item (ii) to date.

 In addition, we also assumed contingent liabilities during the merger that primarily represent contingent consideration related to Legacy CIFC’s acquisition of CypressTree in December 2010. The assumed contingent liabilities are based on a fixed percentage of certain management fees from the CypressTree CLOs. These fixed percentages vary by CLO. From the Merger Closing Date to June 2013 the minimum fixed percentage was 55%, and effective July 2013, the minimum fixed percentage was 39%. During the three and six months ended June 30, 2014, we made payments of $0.2 million and $0.4 million, respectively, and during the three and six months ended June 30, 2013, we made payments of $1.1 million and $1.7 million, respectively, related to these contingent liabilities.

Long-Term Debt—The following table summarizes our long-term debt:

	June 30, 2014			December 31, 2013
	Carrying Value	Current Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Carrying Value	Current Weighted Average Borrowing Rate	Weighted Average Remaining Maturity
	(In thousands)		(In years)	(In thousands)		(In years)
Recourse debt:
March Junior Subordinated Notes (1)	$95,000	1.00%	21.3	$95,000	1.00%	21.8
October Junior Subordinated Notes (2)	25,000	3.72%	21.3	25,000	3.73%	21.8
Total Subordinated Notes Debt	$120,000	1.57%	21.3	$120,000	1.57%	21.8

Convertible Notes (3)	$19,697	11.00%	n/a (3)	$19,164	10.00%	3.9
Total recourse debt	$139,697			$139,164

Non-recourse Consolidated Entities' debt:
Consolidated CLOs (4)	$11,042,200	1.58%	8.7	$10,336,453	1.43%	8.3
Warehouses (5)	438,441	1.41%	n/m	148,522	1.30%	n/m
Total non-recourse Consolidated Entities' debt	$11,480,641	1.57%	8.7	$10,484,975	1.43%	8.3
Total long-term debt	$11,620,338			$10,624,139

Explanatory Notes:
________________________________

(1)	March Junior Subordinated Notes bear interest at an annual rate of 1% through April 30, 2015 and 3 month LIBOR plus 2.58% until maturity on October 30, 2035.

(2)	October Junior Subordinated Notes bear interest at an annual rate of 3 month LIBOR plus 3.50% and mature on October 30, 2035.

(3)
As of June 30, 2014 and December 31, 2013, Convertible Notes were recorded net of a discount of $5.3 million and $5.8 million, respectively and paid interest at the stated rates of 11.00% and 10.00%, respectively. Including the discount, the effective rate of interest is 18.14% for both periods. The Convertible Notes have a $25.0 million aggregate principal amount. Subsequent to quarter end, our Convertible Notes outstanding were converted (see "Item 1—Consolidated Financial Statements—Notes 11 and 14").

(4)
Long-term debt of the Consolidated CLOs is recorded at fair value. The subordinated notes of Consolidated CLOs do not have a stated interest rate. Therefore, they are excluded from the calculation of the weighted average borrowing rate. As of June 30, 2014 and December 31, 2013, the par value of the Consolidated CLOs long-term debt (including subordinated notes) was $12.0 billion and $10.9 billion, respectively.

(5)
Long-term debt of warehouses not held by us is recorded at fair value. The fair value excludes the preferred shares of Warehouse(s) outstanding as of each respective period not held by us, which have a par value of $68.6 million and $67.5 million as of June 30, 2014 and December 31, 2013, respectively. They do not have a stated interest rate and are excluded from the calculation of the weighted average borrowing rate.

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
Covenants—Convertible Notes—The Convertible Notes Agreement contains customary events of default and covenants including (i) that we will not, and will not permit any of our subsidiaries to, incur any indebtedness that is contractually subordinated in right of payment to our other indebtedness unless such indebtedness is also contractually subordinated in right of payment to the Convertible Notes on substantially similar terms; (ii) that we will not consolidate or merge with or into another person or sell, transfer or otherwise dispose of all or substantially all of our assets to another person unless certain conditions are satisfied; (iii) that, upon a change of control, we will offer to repurchase all or any part of the Convertible Notes of each holder of Convertible Notes at a purchase price in cash equal to 100% of the aggregate principal amount of the Convertible Notes repurchased, plus accrued and unpaid interest; and (iv) that we will use commercially reasonable efforts to keep the Conversion Shares listed on the NASDAQ Stock Market or another securities exchange on which our common stock is listed or quoted. Subsequent to quarter end, on July 12, 2014, the Convertible Notes were converted. See Subsequent Events below.

Lease Commitments—The future minimum commitments under our lease agreement are as follows:

(In thousands)
2014 (6 months remaining)	$803
2015	1,607
2016	1,607
2017	1,607
2018	1,680
Thereafter	7,010
$14,314

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

Related Party Transactions

DFR Holdings—As of June 30, 2014 and December 31, 2013, DFR Holdings owned approximately 14.7 million shares of our common stock and $25.0 million aggregate principal amount of our Convertible Notes, which is convertible into approximately 4.1 million shares of our common stock. Subsequent to quarter end, on July 12, 2014, DFR Holdings exercised its right to convert the notes into shares of common stock (see Note 10, 11 and 16). In addition, DFR Holdings held warrants that entitle them the right to purchase 2.0 million shares of our voting common stock. As such, related party transactions also included (i) the interest expense on Convertible notes of $0.9 million and $1.8 million, respectively, during the three and six months ended June 30, 2014 and $0.9 million and $1.7 million, respectively, during the three and six months ended June 30, 2013, (ii) deferred purchase payments (see above—Deferred Purchase Payments and Contingent Liabilities and Other Commitments), and (iii) quarterly dividends (see "Item 1—Consolidated Financial Statements—Note 11"). For the three and six months ended June 30, 2013, total management fees from related parties was $13,000 and $25,000, respectively. We did not earn any management fees from DFR Holdings for the three and six months ended June 30, 2014.

We agreed to nominate to our Board of Directors six directors designated by DFR Holdings. The number of directors that can be designated by DFR Holdings is reduced in the event that DFR Holdings decreases its ownership (on a diluted basis) in CIFC. If DFR Holdings' ownership falls below 5%, it loses the right to designate any director. During the three and six months ended June 30, 2014, the directors earned an aggregate $0.2 million and $0.3 million, respectively, related to their services.

CIFC Parent—As of June 30, 2014, CIFC Parent no longer owns common shares of CIFC. However, during the six months ended June 30, 2013, CIFC Parent held 9.1 million shares of our common stock and invested in CLOs managed by CIFC.

As such, related party transactions for the three and six months ended June 30, 2014, included (i) contingent liabilities payments to CIFC Parent (see above—Deferred Purchase Payments and Contingent Liabilities and Other Commitments), (ii) CIFC Parent's investment of $1.3 million in two Consolidated Funds managed by CIFC as of June 30, 2014, (iii) fees to us for providing certain administrative services to CIFC Parent, and (iv) profits interests in CIFC Parent granted during 2011 to certain of our employees (see "Item 1—Consolidated Financial Statements—Note 11"). As of June 30, 2014 and December 31, 2013, total management fee receivables due from related parties was $12,500 and $167,000, respectively. For the three and six months ended June 30, 2014, total management fees from related parties was $12,500 and $25,000, respectively, and for the three and six months ended June 30, 2013, total management fees from related parties was $46,000 and $93,000, respectively.
Other—As of June 30, 2014 and December 31, 2013, a board member purchased $1.0 million of income notes in one of our sponsored CLOs, CIFC Funding 2013-II, Ltd., through an entity in which he is a 50% equity holder.
Funds—As of June 30, 2014, employees and directors of CIFC invested an aggregate $3.5 million in three different funds which CIFC invested in and manages. Employees are not charged a management fee on their investment. Directors were charged a fee, similar to certain other investors. For the three and six months ended June 30, 2014, that amount was de minimis.

Off-Balance Sheet Arrangements
As of June 30, 2014, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose or VIEs, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of June 30, 2014, we did not guarantee any obligations of unconsolidated entities, enter into any commitments or express intent to provide additional funding to any such entities.
Other—As of both June 30, 2014 and December 31, 2013, we fully funded our aggregate minimum commitment to invest $30.0 million in CIFC sponsored funds.
Subsequent Events
Subsequent to quarter end, we sponsored the issuance of a new CLO that represented approximately $700.0 million of new loan-based AUM. In addition, we priced another CLO that represented approximately $600 million of new loan-based AUM.

Subsequent to quarter end, we declared a cash dividend of $0.10 per share. The dividend will be paid on September 15, 2014 to shareholders of record as of the close of business on August 25, 2014.

On June 18, 2014, we gave notice to the convertible note holders of our intention to redeem the notes at their full par value of $25.0 million. On July 12, 2014, the note holder, DFR Holdings, exercised its right to convert the notes into 4,132,231 shares of common stock.

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

A summary of our critical accounting estimates is included in our Annual Report on Form 10-K for the year ended December 31, 2013, in Management's Discussion and Analysis of Financial Condition. There have been no significant changes to our critical accounting estimates as of June 30, 2014.

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

No common shares were repurchased during the three and six months ended June 30, 2014.

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
10.1
Amended and Restated Non-Disclosure, Non-Competition, Non-Hiring, Non-Solicitation and Severance Agreement, dated June 13, 2014, by and between CIFC Corp. and Stephen J. Vaccaro (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on June 17, 2014).

10.2
Non-Disclosure, Non-Competition, Non-Hiring, Non-Solicitation and Severance Agreement, dated June 13, 2014, by and between CIFC Corp. and Oliver Wriedt (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on June 17, 2014).

10.3
Restricted Stock Unit Award Agreement, dated June 13, 2014, by and between CIFC Corp. and Stephen J. Vaccaro (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on June 17, 2014).

10.4
Restricted Stock Unit Award Agreement, dated June 13, 2014, by and between CIFC Corp. and Oliver Wriedt (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on June 17, 2014).

10.5
Restricted Stock Unit Award Agreement, dated June 13, 2014, by and between CIFC Corp. and Stephen J. Vaccaro (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on June 17, 2014).

10.6
Restricted Stock Unit Award Agreement, dated June 13, 2014, by and between CIFC Corp. and Oliver Wriedt (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on June 17, 2014).

10.7
Restricted Stock Unit Award Agreement, dated June 13, 2014, by and between CIFC Corp. and Stephen J. Vaccaro (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on June 17, 2014).

10.8
Restricted Stock Unit Award Agreement, dated June 13, 2014, by and between CIFC Corp. and Oliver Wriedt (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on June 17, 2014).

10.9
Stock Option Award Certificate, dated June 13, 2014, by and between CIFC Corp. and Stephen J. Vaccaro (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on June 17, 2014).

10.10
Stock Option Award Certificate, dated June 13, 2014, by and between CIFC Corp. and Oliver Wriedt (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on June 17, 2014).

10.11
Stock Option Award Certificate, dated June 13, 2014, by and between CIFC Corp. and Oliver Wriedt (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on June 17, 2014).

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

***101.0
Financial statements from the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2014, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets (unaudited); (ii) the Condensed Consolidated Statements of Operations (unaudited); (iii) the Condensed Consolidated Statements of Equity (unaudited), (iv) the Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited), (v) the Condensed Consolidated Statements of Cash Flows (unaudited); and (vi) the Notes to Condensed Consolidated Financial Statements (unaudited) furnished herewith.

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

CIFC CORP.
(Registrant)

Date:	August 13, 2014	By:	/s/ STEPHEN J. VACCARO
Stephen J. Vaccaro, Co-President
(Principal Executive Officer)

Date:	August 13, 2014	By:	/s/ OLIVER WRIEDT
Oliver Wriedt, Co-President
(Principal Executive Officer)

Date:	August 13, 2014	By:	/s/ RAHUL AGARWAL
Rahul Agarwal, Chief Financial Officer
(Principal Financial and Accounting Officer)