Form 10-Q
period 2014-09-30
CIFC Corp.
filed 2014-11-14
CIK 1313918

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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

There were 25,146,986 shares of the registrant’s common stock outstanding as of November 4, 2014.

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

PART I. Financial Information

Item 1.    Condensed Consolidated Financial Statements and Notes (Unaudited)

CIFC CORP. AND ITS SUBSIDIARIES
Condensed Consolidated Balance Sheets
(unaudited)

	September 30, 2014	December 31, 2013
	(Unaudited)
	(In thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$25,143	$25,497
Restricted cash and cash equivalents	1,694	1,700
Due from brokers	—	18,813
Investments at fair value	28,182	16,883
Receivables	8,016	2,120
Prepaid and other assets	3,564	5,104
Deferred tax asset, net	52,613	57,675
Equipment and improvements, net	4,106	4,261
Intangible assets, net	17,280	25,223
Goodwill	76,000	76,000
Subtotal	216,598	233,276
Assets of Consolidated Entities:
Restricted cash and cash equivalents	790,834	699,387
Due from brokers	271,616	209,882
Investments at fair value	11,973,126	10,420,993
Receivables	33,446	36,350
Prepaid and other assets	1,421	300
Total assets of Consolidated Entities	13,070,443	11,366,912
TOTAL ASSETS	$13,287,041	$11,600,188
LIABILITIES
Due to brokers	$2,460	$5,499
Accrued and other liabilities	18,494	15,197
Deferred purchase payments	1,435	1,179
Contingent liabilities at fair value	13,245	16,961
Long-term debt	120,000	139,164
Subtotal	155,634	178,000
Non-Recourse Liabilities of Consolidated Entities:
Due to brokers	621,795	606,808
Accrued and other liabilities	5,709	100
Interest payable	34,238	22,552
Long-term debt at fair value	12,036,388	10,484,975
Total Non-Recourse Liabilities of Consolidated Entities (1)	12,698,130	11,114,435
TOTAL LIABILITIES	12,853,764	11,292,435
EQUITY
Common stock, par value $0.001: 500,000,000 shares authorized, 25,277,430 issued and 25,146,986 outstanding as of September 30, 2014 and 20,921,333 issued and 20,790,889 outstanding as of December 31, 2013	25	21
Treasury stock, at cost: 130,444 shares as of September 30, 2014 and December 31, 2013	(914)	(914)
Additional paid-in capital	987,749	963,011
Retained earnings (deficit)	(809,949)	(810,858)
TOTAL CIFC CORP. STOCKHOLDERS’ EQUITY	176,911	151,260
Noncontrolling interest in Consolidated Funds (Note 2)	203,258	5,107
Appropriated retained earnings (deficit) of Consolidated VIEs	53,108	151,386
TOTAL EQUITY	433,277	307,753
TOTAL LIABILITIES AND EQUITY	$13,287,041	$11,600,188

CIFC CORP. AND ITS SUBSIDIARIES
Condensed Consolidated Balance Sheets (continued)
(unaudited)

Included in the Company's Condensed Consolidated Balance Sheets are balances from Consolidated Variable Interest Entities ("Consolidated VIEs") (1). See Note 2 and 4.

	September 30, 2014	December 31, 2013
	(In thousands)
ASSETS
Assets of Consolidated VIEs:
Restricted cash and cash equivalents	$767,040	$699,122
Due from brokers	226,352	209,882
Investments at fair value	11,774,342	10,420,993
Receivables	33,552	36,350
Total assets of Consolidated VIEs	$12,801,286	$11,366,347
LIABILITIES
Non-Recourse Liabilities of Consolidated VIEs:
Due to brokers	$572,388	$606,808
Accrued and other liabilities	5,397	42
Interest payable	34,238	22,552
Long-term debt at fair value	12,036,388	10,484,975
Total Non-Recourse Liabilities of Consolidated VIEs	$12,648,411	$11,114,377
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

   See notes to Condensed Consolidated Financial Statements.

CIFC CORP. AND ITS SUBSIDIARIES
Condensed Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands, except share and per share amounts)
Revenues
Management fees	$1,037	$1,763	$4,027	$6,646
Net interest income from investments	108	159	302	256
Total net revenues	1,145	1,922	4,329	6,902
Expenses
Compensation and benefits	8,328	6,717	23,715	21,227
Professional services	3,166	736	4,918	3,374
General and administrative expenses	3,429	1,963	7,899	5,290
Depreciation and amortization	2,897	3,755	8,914	12,251
Total expenses	17,820	13,171	45,446	42,142
Other Income (Expense) and Gain (Loss)
Net gain (loss) on investments at fair value	414	287	2,942	887
Net gain (loss) on contingent liabilities at fair value (Note 9)	(416)	1,099	(2,174)	1,598
Corporate interest expense	(713)	(1,460)	(3,667)	(4,394)
Net gain on sale of management contract	—	634	229	1,386
Other, net	—	—	—	(2)
Net other income (expense) and gain (loss)	(715)	560	(2,670)	(525)
Operating income (loss)	(17,390)	(10,689)	(43,787)	(35,765)

Net results of Consolidated Entities (Note 6)	(117,577)	22,765	(31,450)	122,925

Income (loss) before income taxes	(134,967)	12,076	(75,237)	87,160
Income tax (expense) benefit	(1,883)	(6,214)	(21,124)	(15,812)
Net income (loss)	(136,850)	5,862	(96,361)	71,348
Net (income) loss attributable to noncontrolling interest in Consolidated Entities (Note 2)	137,784	2,288	103,974	(52,868)
Net income (loss) attributable to CIFC Corp.	$934	$8,150	$7,613	$18,480

Earnings (loss) per share (Note 12) —
Basic	$0.04	$0.39	$0.34	$0.89
Diluted	$0.04	$0.34	$0.33	$0.77
Weighted-average number of shares outstanding (Note 12)—
Basic	24,607,999	20,798,102	22,153,526	20,801,531
Diluted	26,070,692	25,563,020	23,368,861	25,656,783

Dividends declared per share	$0.10	$0.10	$0.30	$0.10

See notes to Condensed Consolidated Financial Statements.

CIFC CORP. AND ITS SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Net income (loss)	$(136,850)	$5,862	$(96,361)	$71,348
Other comprehensive income (loss):
Foreign currency translation	—	—	—	3
Other comprehensive income (loss)	—	—	—	3
Comprehensive income (loss)	(136,850)	5,862	(96,361)	71,351
Comprehensive (income) loss attributable to noncontrolling interest in Consolidated Entities	137,784	2,288	103,974	(52,868)
Comprehensive income (loss) attributable to CIFC Corp.	$934	$8,150	$7,613	$18,483

   See notes to Condensed Consolidated Financial Statements.

CIFC CORP. AND ITS SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Nine Months Ended September 30,
	2014	2013
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(96,361)	$71,348
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net premium and discount (accretion) amortization on investments, loans and debt issuance costs	255	315
Share-based compensation	1,651	3,887
Net (gain) loss on investments and contingent liabilities at fair value / other (gain) loss	(768)	(2,485)
Net gain on the sale of management contract	(229)	(1,386)
Depreciation and amortization	8,914	12,251
Deferred income tax expense (benefit)	6,791	(3,786)
Consolidated Entities:
Net (gain) loss on investments at fair value	114,293	(10,784)
Net (gain) loss on liabilities at fair value	141,711	123,449
Net other (gain) loss	(1,966)	(64)
Changes in operating assets and liabilities:
Due from brokers	12,833	(2,838)
Receivables	(5,902)	(989)
Prepaid and other assets	1,200	1,381
Due to brokers	(3,039)	19,891
Accrued and other liabilities	4,314	(2,157)
Change in restricted cash and cash equivalents	7	(87)
Consolidated Entities:
Due from brokers	(22,549)	(66,201)
Purchase of investments at fair value	(6,865,607)	(6,804,922)
Sales of investments at fair value	5,576,649	5,840,777
Receivables	2,683	(9,711)
Due to brokers	(43,336)	(6,933)
Accrued and other liabilities	5,369	(5,207)
Interest payable	11,669	7,305
Net cash provided by (used in) operating activities	(1,151,418)	(836,946)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of management contracts	229	1,386
Purchases of investments at fair value	(17,814)	(110,691)
Sales of investments at fair value	20,477	90,352
Purchases of equipment and improvements	(815)	(482)
Consolidated Entities:
Change in restricted cash and cash equivalents	(60,885)	488,096
Net cash provided by (used in) investing activities	(58,808)	468,661
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	—	(251)
Payment of stock and debt issuance costs	678	711
Dividends paid	(6,704)	(2,091)
Settlement of warrants and options	641	—
Proceeds from extension of warrants	200	—
Deferred purchase payments and payments on contingent liabilities	(5,890)	(15,547)
Consolidated Entities:
Net contributions from noncontrolling interests	60,104	—
Proceeds from issuance of long-term debt	3,925,359	2,405,048
Payments made on long-term debt	(2,764,516)	(2,007,350)
Net cash provided by (used in) financing activities	1,209,872	380,520
Foreign currency translation	—	3
Net increase (decrease) in cash and cash equivalents	(354)	12,238
Cash and cash equivalents at beginning of period	25,497	47,692
Cash and cash equivalents at end of period	$25,143	$59,930

CIFC CORP. AND ITS SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (continued)
(unaudited)

	For the Nine Months Ended September 30,
	2014	2013
	(In thousands)
SUPPLEMENTAL DISCLOSURE:
Cash paid for interest	$2,785	$2,581
Cash paid for income taxes	$17,307	$23,220
Consolidated Entities:
Cash paid for interest	$111,511	$84,249

Non-cash disclosures:
Exercise of stock options	$—	$197
Consolidated Entities:
Consolidation of net assets	$160,074	$—
Deconsolidation of net assets	$(984)	$—
Non-cash settlement of interest receivables with increases in principal	$1,464	$2,087

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
The Company has three primary sources of revenue: management fees, incentive fees and investment income. Management fees are generally earned based on the amount of assets managed (or AUM), incentive fees are earned based on the performance of the funds and investment income is earned based on the performance of the Company’s direct investment in its products. See Note 2.
CIFC Corp. is a Delaware corporation headquartered in New York City. As of September 30, 2014, DFR Holdings LLC ("DFR Holdings"), on a fully-diluted basis, owns approximately 70% of the Company’s diluted shares outstanding.
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

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Consolidated Entities—Consolidated Entities includes the operating results of the Consolidated Funds and the Consolidated VIEs as defined below. As of September 30, 2014 and December 31, 2013, the Company held $111.4 million and $92.1 million, respectively of investments in its Consolidated Entities. In addition, the Company recognized management fees and net interest income from investments of the Consolidated Entities as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Net results of Consolidated Entities	$(117,577)	$22,765	$(31,450)	$122,925
Net (income) loss attributable to noncontrolling interest in Consolidated Entities	137,784	2,288	103,974	(52,868)
Net results from Consolidated Entities attributable to CIFC Corp.	$20,207	$25,053	$72,524	$70,057

Characteristics of net results of Consolidated Entities attributable to CIFC Corp:
Consolidated Entities management fees (1)	$19,281	$20,874	$60,085	$62,588
Consolidated Entities net investment income (2)	926	4,179	12,439	7,469
Net results from Consolidated Entities attributable to CIFC Corp.	$20,207	$25,053	$72,524	$70,057

Explanatory Notes:
________________________________

(1)	Management fees include senior, subordinate and incentive fees.

(2)	Includes equity distributions earned from residual interests in CLOs.

Consolidated Funds—The Company consolidates entities in which the Company has a controlling voting interest. As of September 30, 2014, the Company consolidated the following funds under the voting interest model.

Senior Secured Loan Fund—The Company invests in and manages an open ended credit fund that invests in U.S. performing senior secured corporate loans ("the "Senior Secured Loan Fund") to provide capital appreciation and risk-adjusted returns to its investors. During March 2014, several new investors entered the fund, eliminating a limited partners' substantive participating right in the fund. Since March 31, 2014, the Company consolidated the fund as it held a controlling voting interest as the investment adviser. Prior to the consolidation, the Company's investment was recorded in "Investments at fair value" on the Company's Consolidated Balance Sheet. As of September 30, 2014 and December 31, 2013, the Company held an investment of $5.1 million and $10.8 million, respectively. As of September 30, 2014, the limited partners held a $197.1 million investment which was reported in "Noncontrolling interest in Consolidated Funds" on the Condensed Consolidated Balance Sheet.

Tactical Income Fund—During 2013, the Company launched an open ended credit fund that invests primarily in second-lien loans (the "Tactical Income Fund"). As of September 30, 2014 and December 31, 2013, the Company is the investment adviser for the fund and, as the general partner in the fund, held an investment of $10.9 million and $10.2 million, respectively. As of both September 30, 2014 and December 31, 2013, the Company held a controlling financial and voting interest in the Tactical Income Fund and consolidated the entity.

Consolidated VIEs—The Company also consolidates variable interest entities in which it is deemed the primary beneficiary. These Consolidated VIEs generally include CLOs and CDOs (collectively, the "Consolidated CLOs"), warehouses and certain funds where the Company manages, holds an investment in the entity or is entitled to incentive fees.

Consolidated CLOs—As of September 30, 2014, the Company consolidated 30 CLOs. As of December 31, 2013, the Company consolidated 26 CLOs. See Note 4.

Warehouses—From time to time, the Company will create special purpose vehicles ("SPVs") to warehouse SSCLs in advance of sponsoring new CLOs or other funds. The Company would generally contribute equity to the new SPVs which are typically levered (three to five times) depending on the terms agreed to with the warehousing counterparties. When the related CLO or fund is sponsored, typically around three to nine months later, the warehouse is “terminated,” with it concurrently repaying the related financing and returning to the Company its equity contribution, net of gains and losses, if any.

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the nine months ended September 30, 2014, the Company consolidated 7 warehouses and deconsolidated 4 warehouses, respectively, and during the nine months ended September 30, 2013, the Company consolidated 5 warehouses and deconsolidated 4 warehouses, respectively, in conjunction with the sponsorship of newly issued CLOs. See Notes 4 and 6 for more information. As of September 30, 2014, the Company consolidated 3 warehouses.

Unconsolidated Funds—Co-Investment Fund—During 2013, the Company launched a closed end structured credit fund that invests primarily in residual tranches of CLOs and, to a lesser extent, warehouses, managed by CIFC (the "Co-Investment Fund"). As of September 30, 2014 and December 31, 2013, carrying value of the Company's investment, as the general partner of the fund was $17.3 million and $15.3 million, respectively. During the first quarter of 2014, several limited partners entered into the fund removing the general partner's presumption of control, and as such, the Company deconsolidated the fund from its Condensed Consolidated Financial Statements. As of September 30, 2014, the Company's investment was recorded in "Investments at fair value" on the Company's Condensed Consolidated Balance Sheet.

Unconsolidated VIEs

As of September 30, 2014, the Company had variable interests in an additional 1 CLO, 8 CDOs, and 3 other investment products, which the Company managed, that were not consolidated (collectively the "Unconsolidated VIEs") as the Company was not deemed to be the primary beneficiary of the VIEs. As of December 31, 2013, the Company's unconsolidated VIEs included 5 CLOs, 8 CDOs and 1 other investment product.

The Company's maximum exposure to loss on Unconsolidated VIEs includes its investment, management fee receivables and future management fees collectible by the Company. As of September 30, 2014 and December 31, 2013, the Company had no exposure to loss associated with the Unconsolidated VIEs related to investments made by the Company in the Unconsolidated VIEs. In addition, as of both September 30, 2014 and December 31, 2013, the Company's management fee receivables were $0.2 million.

Note 3—Summary of Significant Accounting Policies and Recent Accounting Updates

As of September 30, 2014, the Company's significant accounting policies, which are detailed in the Company's Annual Report on Form 10-K for the year ended December 31, 2013, have not changed. In addition, the Company added two policy disclosures to add further clarification to the Company's existing significant accounting policies, as follows:

Consolidated Entities’ Assets—Investments at fair value—The Consolidated Entities generally invest in SSCLs rated below investment grade (also referred to as leveraged loans or high yield securities). The Company has elected to account for all assets of the Consolidated Entities under the fair value option. Further, these assets are considered trading securities and therefore not held at amortized cost. Unrealized appreciation/depreciation and realized gains/losses on assets of Consolidated Entities are recorded in the Condensed Consolidated Statements of Operations within "Net results of Consolidated Entities."

Consolidated Entities’ Assets—Receivables/Revenues—Interest income is accrued regularly on the SSCLs held by the Consolidated Entities. The Company has elected to account for all assets of the Consolidated Entities under the fair value option. At the end of each reporting period, past due or non-accrual status receivables (interest only) are written-off or adjusted in the fair value of the respective fund.

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

In August 2014, the FASB issued ASU 2014-13 - Consolidation (Topic 810): Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity (a consensus of the FASB Emerging Issues Task Force) which provides guidance on measuring the financial assets and financial liabilities of a consolidated collateralized financing entity (“CFE”), such as CLOs. Entities will be required to make an election to measure the CFE on the basis of either the fair value of the CFE’s financial assets or financial liabilities, whichever is deemed more observable. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 for public companies and early adoption is permitted. The Company is currently evaluating the impact of this guidance on its Condensed Consolidated Financial Statements.
In August 2014, the FABS issued ASU 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. The guidance will explicitly require management to assess an entity's ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. The new standard will be effective in the first annual period ending after December 15, 2016. Earlier adoption is permitted. The Company is currently evaluating the impact of the guidance on its Condensed Consolidated Financial Statements.
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

Consolidated CLOs—The following table summarizes the consolidated assets and non-recourse liabilities of the Consolidated CLOs included in the Condensed Consolidated Balance Sheets and the total maximum exposure to loss on these Consolidated CLOs, as follows (1):

	September 30, 2014	December 31, 2013
	(In thousands)
Total Assets	$12,536,599	$10,963,096
Total Liabilities (non-recourse)	12,456,586	10,756,652

Maximum exposure to loss:
Investments and beneficial interests (2)	$22,892	$49,490
Receivables	3,993	3,836
Total maximum exposure to loss	$26,885	$53,326

Explanatory Notes:
________________________________

(1)	In addition, exposure to loss excludes future management fees on the Consolidated VIEs, which are not included in the table above.

(2)
Amounts are eliminated in consolidation. As of September 30, 2014 and December 31, 2013, the Company held an investment of $22.5 million and $44.3 million, respectively, directly in the residual interests of its Consolidated CLOs and, through its ownership of other loan-based products (see Note 2), the Company invested an additional $0.4 million and $5.2 million, respectively, in the residual interests of its Consolidated CLOs.

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Consolidated VIEs (Warehouses)—The following table summarizes the Company's consolidated assets and non-recourse liabilities of other Consolidated VIEs included in the Consolidated Balance Sheets:

	September 30, 2014			December 31, 2013
	Consolidated Assets	Consolidated Total Non-Recourse Liabilities	Maximum Exposure to Loss (1)	Consolidated Assets	Consolidated Total Non-Recourse Liabilities	Maximum Exposure to Loss (1)
	(In thousands)
Warehouses (1)	$264,687	$191,825	$72,880	$403,251	$357,725	$42,279

Explanatory Note:
________________________________

(1)
Maximum exposure to loss is generally limited to the Company's investment in the entity. As of September 30, 2014 and December 31, 2013, the Company consolidated three and two warehouses, respectively. Amounts are eliminated in consolidation. As of December 31, 2013, the Company invested $32.5 million directly in its warehouses, and through its ownership of the credit funds (see Note 2), the Company invested an additional $9.7 million in the warehouses. The Company did not have any investments through its ownership of the other loan-based products as of September 30, 2014.

The table below represents total net results of the Consolidated VIEs included in the net results of the Consolidated Entities on the Condensed Consolidated Statements of Operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Consolidated CLOs	$(117,018)	$21,669	$(36,042)	$118,509
Warehouses (1)	(644)	1,096	666	4,416
Net results of Consolidated VIEs	$(117,662)	$22,765	$(35,376)	$122,925

Explanatory Note:
________________________________

(1)
During the three and nine months ended September 30, 2014, the Company's results from warehouses included five and seven warehouse investments and during the three and nine months ended September 30, 2013, the Company's results from warehouses included two and five warehouse investments, respectively.

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5—Fair Value
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Fair Value Hierarchy—The following tables summarizes the Company's assets and liabilities carried at fair value on a recurring basis, by class and by level:

	September 30, 2014				December 31, 2013
	Level 1	Level 2	Level 3	Estimated Fair Value	Level 1	Level 2	Level 3	Estimated Fair Value
	(In thousands)				(In thousands)
Assets
Investments at fair value:
Investment in Funds	$—	$—	$17,291	$17,291	$—	$10,827	$—	$10,827
Loans	—	3,024	993	4,017	—	5,546	510	6,056
Structured products & other	—	—	6,874	6,874	—	—	—	—
Subtotal	—	3,024	25,158	28,182	—	16,373	510	16,883
Consolidated Entities:
Loans (1)	—	9,379,634	2,511,604	11,891,238	—	8,604,967	1,706,290	10,311,257
Corporate bonds	—	—	807	807	—	—	16,220	16,220
Structured products & other	—	10,289	70,792	81,081	—	—	93,516	93,516
Total Consolidated Entities	—	9,389,923	2,583,203	11,973,126	—	8,604,967	1,816,026	10,420,993
Total Assets	$—	$9,392,947	$2,608,361	$12,001,308	$—	$8,621,340	$1,816,536	$10,437,876
Liabilities
Contingent liabilities	$—	$—	$13,245	$13,245	$—	$—	$16,961	$16,961
Consolidated Entities:
Long-term debt (1)	—	—	12,036,388	12,036,388	—	—	10,484,975	10,484,975
Total Consolidated Entities	—	—	12,036,388	12,036,388	—	—	10,484,975	10,484,975
Total Liabilities	$—	$—	$12,049,633	$12,049,633	$—	$—	$10,501,936	$10,501,936

Explanatory Note:
______________________________

(1)
The Company generally invests in the residual equity of the CLOs it sponsors and invests in the warehouses it issues. For all assets and liabilities of the Consolidated Entities, the Company elected the fair value option. As of September 30, 2014 and December 31, 2013, the total aggregate unpaid principal balance of loans was $12.0 billion and $10.3 billion, respectively, and total contractual principal amounts on long-term debt was $12.6 billion and $11.0 billion, respectively.

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

	Level 3 Financial Assets at Fair Value
	For the Three Months Ended September 30, 2014								For the Three Months Ended September 30, 2013
	Investments at fair value				Investment Assets of Consolidated Entities				Investment Assets of Consolidated Entities
	Loans	Investments in Funds	Structured Products & Other	Total	Loans	Corporate Bonds	Structured Products & Other	Total	Loans	Corporate Bonds	Structured Products & Other	Total
		(In thousands)
Estimated fair value, beginning of period	$1,008	$17,082	$5,065	$23,155	$1,852,974	$6,210	$86,153	$1,945,337	$1,225,697	$16,830	$103,271	$1,345,798
Transfers into Level 3 (1)	—	—	—	—	457,528	—	—	457,528	219,206	—	—	219,206
Transfers out of Level 3 (2)	—	—	—	—	(341,431)	—	(8,322)	(349,753)	(285,260)	—	—	(285,260)
Net realized/unrealized gains (losses)	(15)	209	(23)	171	(3,547)	(148)	3,936	241	(3,699)	22	1,906	(1,771)
Purchases	—	—	1,832	1,832	915,677	—	435	916,112	424,447	470	—	424,917
Sales	—	—	—	—	(264,421)	(5,255)	(2,240)	(271,916)	(75,646)	(10,097)	(4,377)	(90,120)
Settlements	—	—	—	—	(105,176)	—	(9,170)	(114,346)	(91,135)	—	—	(91,135)
Estimated fair value, end of period	$993	$17,291	$6,874	$25,158	$2,511,604	$807	$70,792	$2,583,203	$1,413,610	$7,225	$100,800	$1,521,635
Change in unrealized gains (losses) for the period for the assets held as of the end of the period	$(15)	$209	$(23)	$171	$(5,385)	$(206)	$(50)	$(5,641)	$(4,241)	$(187)	$(321)	$(4,749)

	Level 3 Financial Assets at Fair Value
	For the Nine Months Ended September 30, 2014								For the Nine Months Ended September 30, 2013
	Investments at fair value				Investment Assets of Consolidated Entities				Investment Assets of Consolidated Entities
	Loans	Investments in Funds	Structured Products & Other	Total	Loans	Corporate Bonds	Structured Products & Other	Total	Loans	Corporate Bonds	Structured Products & Other	Total
		(In thousands)
Estimated fair value, beginning of period	$510	$—	$—	$510	$1,706,290	$16,220	$93,516	$1,816,026	$1,177,058	$67,438	$81,709	$1,326,205
Transfers into Level 3 (1)	—	—	—	—	1,410,158	—	—	1,410,158	615,286	—	—	615,286
Transfers out of Level 3 (2)	—	—	—	—	(1,492,244)	—	(8,322)	(1,500,566)	(1,040,172)	—	—	(1,040,172)
Transfers in due to consolidation or acquisition	1,008	15,964	—	16,972	33,283	314	6,256	39,853	—	—	—	—
Transfers between classes	(510)	—	—	(510)	2,021	—	—	2,021	—	—	—	—
Net realized/unrealized gains (losses)	(15)	1,317	(44)	1,258	(31,483)	369	11,533	(19,581)	5,423	379	12,085	17,887
Purchases	—	10	6,918	6,928	1,966,501	—	1,910	1,968,411	1,291,323	3,258	19,471	1,314,052
Sales	—	—	—	—	(577,880)	(16,096)	(18,469)	(612,445)	(260,508)	(63,353)	(11,442)	(335,303)
Settlements	—	—	—	—	(505,042)	—	(15,632)	(520,674)	(374,800)	(497)	(1,023)	(376,320)
Estimated fair value, end of period	$993	$17,291	$6,874	$25,158	$2,511,604	$807	$70,792	$2,583,203	$1,413,610	$7,225	$100,800	$1,521,635
Change in unrealized gains (losses) for the period for the assets held as of the end of the period	$(15)	$1,317	$(44)	$1,258	$(14,895)	$(11)	$2,115	$(12,791)	$636	$(39)	$10,373	$10,970

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

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Level 3 Financial Liabilities at Fair Value
	For the Three Months Ended September 30, 2014			For the Three Months Ended September 30, 2013
	Contingent Liabilities at Fair Value	Long-term Debt of Consolidated Entities	Total	Contingent Liabilities at Fair Value	Long-term Debt of Consolidated Entities	Total
	(In thousands)
Estimated fair value, beginning of period	$14,450	$11,480,641	$11,495,091	$23,777	$10,175,179	$10,198,956
Sale of investments in Consolidated CLOs (1)	—	27,403	27,403	—	—	—
Net realized/unrealized (gains) losses	416	62,313	62,729	(1,099)	49,721	48,622
Purchases	—	40,900	40,900	—	60,782	60,782
Sales	—	—	—	—	(10,000)	(10,000)
Issuances	—	1,557,934	1,557,934	—	406,770	406,770
Settlements (2)	(1,621)	(1,132,803)	(1,134,424)	(3,540)	(564,586)	(568,126)
Estimated fair value, end of period	$13,245	$12,036,388	$12,049,633	$19,138	$10,117,866	$10,137,004
Change in unrealized gains (losses) for the period for the liabilities outstanding as of the end of the period	$(416)	$(7,441)	$(7,857)	$1,346	$16,325	$17,671

	Level 3 Financial Liabilities at Fair Value
	For the Nine Months Ended September 30, 2014			For the Nine Months Ended September 30, 2013
	Contingent Liabilities at Fair Value	Long-term Debt of Consolidated Entities	Total	Contingent Liabilities at Fair Value	Long-term Debt of Consolidated Entities	Total
	(In thousands)
Estimated fair value, beginning of period	$16,961	$10,484,975	$10,501,936	$33,783	$9,596,434	$9,630,217
Sale of investments in Consolidated CLOs (1)	—	89,850	89,850	—	14,085	14,085
Transfer in due to consolidation or deconsolidation	—	247,303	247,303	—	—	—
Net realized/unrealized (gains) losses	2,174	148,329	150,503	(1,598)	123,449	121,851
Purchases	—	65,567	65,567	—	88,647	88,647
Sales	—	—	—	—	(10,000)	(10,000)
Issuances	—	4,016,389	4,016,389	—	2,302,317	2,302,317
Settlements (2)	(5,890)	(3,016,025)	(3,021,915)	(13,047)	(1,997,066)	(2,010,113)
Estimated fair value, end of period	$13,245	$12,036,388	$12,049,633	$19,138	$10,117,866	$10,137,004
Change in unrealized gains (losses) for the period for the liabilities outstanding as of the end of the period	$(2,174)	$39,898	$37,724	$2,036	$105,739	$107,775

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

	September 30, 2014			September 30, 2014	December 31, 2013	Impact of Increase in Input on Fair Value Measurement (1)
Financial Liabilities	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input	Range	Range
Contingent Liabilities	$13,245	Discounted cash flows	Discount rate (2)	3.9%-12.0%	5.1%-15.0%	Decrease
			Default rate (3)	1.5-2.0%	2.0%	Decrease
			Recovery rate (3)	70%-75%	70%	Increase
			Pre-payment rate (3)	35-40%	30-40%	Decrease
			Reinvestment spread of assets above LIBOR	3.0-3.8%	3.0-3.8%	Increase
			Reinvestment price of assets	100.0	100.0	Increase

Long-Term Debt of the Consolidated CLOs & Warehouses	$12,036,388	Discounted cash flows	Discount rate - Debt Tranches (4)	n/a (5)	0.6%-7.1%	Decrease
			Discount rate - Subordinated Note Tranches	n/a (5)	12%	Decrease
			Default rate (3)	n/a (5)	1.0-2.0%	Decrease
			Recovery rate (3)	n/a (5)	70-75%	Increase
			Pre-payment rate (3)	n/a (5)	25-40%	Decrease
			Reinvestment spread of assets above LIBOR	n/a (5)	3.0-3.8%	Increase
			Reinvestment price of assets	n/a (5)	99.5-100.0	Increase

Explanatory Notes:
____________________________

(1)	The impact of a decrease in input would have the opposite impact to the fair value as that presented in the table.

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

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Carrying Value and Estimated Fair Value of Financial Assets and Liabilities

The Company has not elected the fair value option for certain financial liabilities. A summary of the carrying value and estimated fair value of those liabilities are as follows:

	As of September 30, 2014		As of December 31, 2013
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(In thousands)
Financial liabilities:
Long-term debt:
Junior Subordinated Notes (1)	$120,000	$61,629	$120,000	$63,535
Convertible Notes (2)	n/a	n/a	$19,164	$32,149

Explanatory Notes:
________________________________

(1)
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

(2)
Convertible Notes outstanding were converted into the Company's common shares on July 12, 2014 (see Notes 10, 11 and 14). The estimated fair value of the Convertible Notes as of December 31, 2013 was determined using a third-party valuation firm that used a binomial tree model which utilized significant unobservable inputs, including volatility and yield assumptions. This methodology is classified as Level 3 within the fair value hierarchy.

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

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6—Net Results of Consolidated Entities

The following table is a summary of the components of "Net results of Consolidated Entities":

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Investment income	$128,397	$117,075	$377,543	$356,957
Interest expense	(46,383)	(33,285)	(123,256)	(92,308)
Net investment income	82,014	83,790	254,287	264,649
Net gain (loss) on investments at fair value	(124,239)	(1,601)	(114,293)	10,784
Net gain (loss) on liabilities at fair value	(59,010)	(49,721)	(141,711)	(123,449)
Net gain (loss) on other investments and derivatives	(355)	112	1,966	64
Net gain (loss) from activities of Consolidated Entities	$(101,590)	$32,580	$249	$152,048
Expenses of Consolidated Entities	(15,987)	(9,815)	(31,699)	(29,123)
Net Results of Consolidated Entities (1)	$(117,577)	$22,765	$(31,450)	$122,925

Explanatory Note:
________________________________

(1)	See Note 2 for a reconciliation of Net Results from Consolidated Entities attributable to CIFC Corp.

Note 7—Derivative Instruments and Hedging Activities

Total Return Swap—On March 17, 2014, the Company, through a warehouse SPV, entered into a total return swap ("TRS")agreement with a third party bank. Under the TRS, the Company received the income on the reference obligations (including gains on terminated reference obligations) and paid the counterparty an amount equal to three month LIBOR plus a margin on the outstanding notional amount of the reference obligations and losses on terminated reference obligations. The Company also consolidates this Warehouse SPV as it is a variable interest entity in which it is deemed the primary beneficiary (see Note 2).

As of September 30, 2014, the notional amount of SSCLs included as reference obligations of the Warehouse TRS was $188.7 million and the Warehouse SPV had $47.4 million (of which $26.3 million represented the Company's investment) of cash posted as collateral under the TRS, which is included within "Restricted cash and cash equivalents" of Consolidated VIEs on the Consolidated Balance Sheets. During the three and nine months ended September 30, 2014, the Company recognized net income/expense related to derivative instruments of $(0.3) million and $2.0 million, respectively, in "Net results of Consolidated Entities" on the Condensed Consolidated Statement of Operations.

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8—Intangible Assets

Intangible assets are comprised of the following (1):

	Weighted-Average Remaining Estimated Useful Life	Gross Carrying Amount (1)	Accumulated Amortization (2)	Net Carrying Amount
	(In years)	(In thousands)
September 30, 2014:
Investment management contracts	3.4	$72,941	$59,790	$13,151
Referral arrangement	5.0	3,810	1,143	2,667
Non-compete agreements	3.5	1,535	886	649
Trade name	6.5	1,250	437	813
Total intangible assets		$79,536	$62,256	$17,280
December 31, 2013:
Investment management contracts	4.0	$72,941	$52,661	$20,280
Referral arrangement	5.8	3,810	572	3,238
Non-compete agreements	4.2	1,535	736	799
Trade name	7.3	1,250	344	906
Total intangible assets		$79,536	$54,313	$25,223

Explanatory Notes:
_________________________________

(1)	Gross carrying amounts have been adjusted for impaired assets as of the date presented.

(2)
During the three and nine months ended September 30, 2014, the Company recorded amortization expense on its intangible assets of $2.4 million and $7.9 million, respectively, and during the three and nine months ended September 30, 2013, the Company recorded amortization expense on its intangible assets of $3.6 million and $11.7 million, respectively.

The following table presents expected amortization expense of the existing intangible assets:

(In thousands)
2014 (3 months remaining)	$2,205
2015	6,796
2016	4,010
2017	2,172
2018	1,527
Thereafter	570
$17,280

In January 2012, the Company completed the sale of its rights to manage Gillespie CLO PLC (“Gillespie”), a European CLO. The sale price was comprised of a payment on the closing date and contingent payments which were collected during 2013 and 2014. During the nine months ended September 30, 2014, the Company collected contingent payments of $0.2 million, and for the three and nine months ended September 30, 2013, the Company collected contingent payments of $0.6 million and $1.4 million, respectively, which was reported in "Net gain on the sale of management contract" on the Condensed Consolidated Statements of Operations. No contingent payments were collected during the three months ended September 30, 2014.

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9—Deferred Purchase Payments and Contingent Liabilities at Fair Value

The Company's Deferred Purchase Payments and Contingent Liabilities at fair value are as follows:

	September 30, 2014	December 31, 2013
	(In thousands)
Deferred purchase payments	$1,435	$1,179

Contingent liabilities from the Merger (related party) - Note 14	$12,170	$15,349
Contingent liabilities value assumed through the Merger	1,075	1,612
Contingent liabilities at fair value	$13,245	$16,961

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

In March 2010, the Company entered into an acquisition and investment agreement with DFR Holdings and CNCIM pursuant to which it agreed to acquire all of the equity interests in CNCIM from DFR Holdings. The consideration for the CNCIM acquisition includes deferred purchase payments totaling $7.5 million in cash payable in five equal annual installments beginning in December 2010. The final remaining installment of $1.5 million is payable on December 9, 2014. As of September 30, 2014 and December 31, 2013, the fair value of the remaining deferred purchase payments of $1.4 million and $1.2 million, respectively, was included in the Condensed Consolidated Balance Sheets.

Contingent Liabilities at Fair Value—In addition to the consideration paid in connection with the Merger, the Company was required to pay CIFC Parent a portion of incentive fees earned on six CLOs managed by CIFCAM (the "Legacy CIFC CLOs"). The terms of these payments were as follows: (i) the first $15.0 million of incentive fees received (which was fulfilled in 2013), (ii) 50% of any incentive fees in excess of $15.0 million in aggregate received from the Legacy CIFC CLOs by the combined company over ten years from April 13, 2011 (the "Merger Closing Date") and (iii) payments relating to the present value of any such incentive fees from the Legacy CIFC CLOs that remain payable to the combined company after the tenth anniversary of the Merger Closing Date. During the three and nine months ended September 30, 2014, the Company made total payments of $1.5 million and $5.4 million, respectively, and during the three and nine months ended September 30, 2013, the Company made total payments of $2.9 million and $10.7 million, respectively, related to these contingent liabilities. As of September 30, 2014, there are no remaining payments under item (i) and the Company made cumulative payments of $11.9 million under item (ii) to date.

In addition, the Company also assumed contingent liabilities during the merger that primarily represent contingent consideration related to Legacy CIFC’s acquisition of CypressTree in December 2010. The assumed contingent liabilities are based on a fixed percentage of certain management fees from the CypressTree CLOs. These fixed percentages vary by CLO. From the Merger Closing Date to June 2013 the minimum fixed percentage was 55%, and effective July 2013, the minimum fixed percentage was 39%. During the three and nine months ended September 30, 2014, the Company made payments of $0.1 million and $0.5 million, respectively, and during the three and nine months ended September 30, 2013, the Company made payments of $0.6 million and $2.4 million, respectively, related to these contingent liabilities.

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the changes in fair value of contingent liabilities recorded within "Net gain (loss) on liabilities at fair value" on the Condensed Consolidated Statements of Operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Contingent liabilities from the Merger	$(445)	$882	$(2,210)	$1,227
Contingent liabilities assumed through the Merger	29	217	36	371
Total net gain (loss) on contingent liabilities at fair value	$(416)	$1,099	$(2,174)	$1,598

Note 10—Long-Term Debt

The following table summarizes the Company's long-term debt:

	September 30, 2014			December 31, 2013
	Carrying Value	Current Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Carrying Value	Current Weighted Average Borrowing Rate	Weighted Average Remaining Maturity
	(In thousands)		(In years)	(In thousands)		(In years)
Recourse debt:
March Junior Subordinated Notes (1)	$95,000	1.00%	21.1	$95,000	1.00%	21.8
October Junior Subordinated Notes (2)	25,000	3.74%	21.1	25,000	3.73%	21.8
Total Subordinated Notes Debt	$120,000	1.57%	21.1	$120,000	1.57%	21.8

Convertible Notes (3)	n/a	—%	n/a	$19,164	10.00%	3.9
Total recourse debt	$120,000			$139,164

Non-recourse Consolidated Entities' debt:
Consolidated CLOs (4)	$11,965,205	1.70%	8.7	$10,336,453	1.43%	8.3
Warehouses (5)	71,183	1.57%	n/m	148,522	1.30%	n/m
Total non-recourse Consolidated Entities' debt	$12,036,388	1.70%	8.7	$10,484,975	1.43%	8.3
Total long-term debt	$12,156,388			$10,624,139

Explanatory Notes:
________________________________

(1)	March Junior Subordinated Notes bear interest at an annual rate of 1% through April 30, 2015 and 3 month LIBOR plus 2.58% until maturity on October 30, 2035.

(2)	October Junior Subordinated Notes bear interest at an annual rate of 3 month LIBOR plus 3.50% and mature on October 30, 2035.

(3)
The Convertible Notes were converted on July 12, 2014 (see below). As of December 31, 2013, the Convertible Notes were recorded net of a discount of $5.8 million, and paid interest at the stated rate of 10.00%. Including the discount, the effective rate of interest was 18.14%.

(4)
Long-term debt of the Consolidated CLOs is recorded at fair value. The subordinated notes of Consolidated CLOs do not have a stated interest rate. Therefore, they are excluded from the calculation of the weighted average borrowing rate. As of September 30, 2014 and December 31, 2013, the par value of the Consolidated CLOs long-term debt (including subordinated notes) was $12.5 billion and $10.9 billion, respectively.

(5)
Long-term debt of warehouses not held by the Company is recorded at fair value. The fair value excludes the preferred shares of Warehouse(s) outstanding as of each respective period not held by the Company, which have a par value of $24.6 million and $67.5 million as of September 30, 2014 and December 31, 2013, respectively. They do not have a stated interest rate and are excluded from the calculation of the weighted average borrowing rate.

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Recourse Debt
Convertible Notes—During the second quarter of 2014, the Company gave notice to its convertible note holder of its intention to redeem the notes at their full par value and on July 12, 2014, the note holder, DFR Holdings, exercised its right to convert the notes into shares of the Company's common stock. During the three months ended September 30, 2014, the Company converted its $25.0 million full par value of Convertible Notes into 4,132,231 shares of the Company's common stock at a conversion price of $6.05 per share. The Convertible Notes did not have a beneficial conversion feature; therefore, upon conversion, $22.2 million representing the carrying amount of the debt (including the unamortized discount), deferred interest payable, unamortized debt issuance costs and the tax effect was credited to “Additional paid in capital” to reflect the issuance of common shares. No gain or loss was recognized on the conversion of the Convertible Notes.
Non-Recourse Consolidated Entities Debt
Consolidated CLOs—During the nine months ended September 30, 2014, the Consolidated CLOs issued $2.7 billion of debt, paid down $1.4 billion of their outstanding debt, made net borrowings under revolving credit facilities of $19.6 million, and distributed $172.2 million to the holders of their subordinated notes. During the nine months ended September 30, 2013, the Consolidated CLOs issued $2.0 billion of debt, paid down $1.3 billion of their outstanding debt, made net borrowings under revolving credit facilities of $20.6 million, and distributed $198.5 million to the holders of their subordinated notes.
The carrying value of the assets of the Consolidated CLOs, which are the only assets to which the Consolidated CLO debt holders have recourse for repayment was $12.5 billion and $11.0 billion as of September 30, 2014 and December 31, 2013, respectively.
Other Consolidated Entities—The debt and equity holders have recourse to the total assets of the respective Consolidated Entity's assets. See Note 4 for further details of the Company's exposure to loss on Consolidated Entities.

Note 11—Equity

Common Stock—On July 12, 2014, the Company issued 4,132,231 shares of the Company's common stock on the conversion of $25.0 million of Convertible Notes. See also Note 10 and 14.

During the three and nine months ended September 30, 2014, the Company declared cash dividends of $0.10 and $0.30, respectively, per common share and during the three and nine months ended September 30, 2013, the Company declared a cash dividend of $0.10 per common share for both periods. Subsequent to quarter end, the Company declared a cash dividend of $0.10 per share which will be paid on December 15, 2014 to shareholders of record as of the close of business on November 25, 2014 (see also Note 16).

Stock-based Compensation—During the three and nine months ended September 30, 2014, the Company recorded total stock-based compensation expense for its Stock Options and Restricted Stock Units ("RSU") of $0.8 million and $1.5 million, respectively, and during the three and nine months ended September 30, 2013, the Company recorded total stock-based compensation expense of $0.7 million and $2.5 million, respectively, on the Condensed Consolidated Statements of Operations within "Compensation and benefits" and "General and administrative expenses."

As of September 30, 2014, an aggregate of 1,083,946 shares remain available for issuance under the Company's 2011 Stock Plan ("2011 Stock Plan"). During the nine months ended September 30, 2014, the Company's Board of Directors approved the second amendment to the 2011 Stock Plan increasing the aggregate number of common shares authorized for issuance under the plan by 2.0 million shares to 6,181,929. As of September 30, 2014, there was $10.8 million of estimated unrecognized compensation expense related to unvested stock option and RSU awards, net of estimated forfeitures. The remaining weighted average vesting period of stock options and RSUs are 1.2 years and 5.7 years, respectively.

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock Options—The following table summarizes certain Stock Options activity:

	Number of Shares Underlying Stock-Based Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at December 31, 2013	3,879,813	$6.05	5.77	$5,979
Granted (1)	400,000	8.81
Exercised	(100,000)	4.83
Forfeited (2)	(424,500)	5.89
Outstanding at September 30, 2014	3,755,313	$6.68	5.41	$8,902
Exercisable at September 30, 2014	2,427,266	$6.35	3.78	$6,554
Vested and Expected to vest at September 30, 2014 (3)	3,682,391	$6.66	5.36	$8,790

Explanatory Notes:
________________________________

(1)
During the nine months ended September 30, 2014, the Company granted to certain employees 200,000 service-based stock options with one-quarter of the awards vesting on January 1, 2015, and 200,000 service-based stock options with one-third of the awards vesting on January 1, 2015. The remainder of these options will vest ratably over the respective remaining term of the option agreements.

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

Management estimates the fair value of stock-based awards using the Black-Scholes option pricing model. The weighted average assumptions as of the grant date related to stock-based awards (by period issued) are listed in the table below:

	For the Nine Months Ended September 30,
	2014	2013
Expected dividend yield	4.54%	—
Expected volatility	42.65%	48.75%
Risk-free interest rate	1.96%	1.10%
Expected life (years)	5.77	6.11

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

RSUs—During the three months ended September 30, 2014, the Company granted 100,000 service-based restricted stock units ("RSUs") to certain employees which are comprised of five equal 20,000 RSU tranches, with 20% of the first tranche initially vesting on December 31, 2014 and 20% of each of the remaining four tranches initially vesting on one year anniversaries of the initial vesting date of previous tranches (each such 20% initial vesting date, the “Initial Vest Date” in respect of such tranche). Following the Initial Vest Date in respect of each tranche, 5% of the remaining RSUs will vest quarterly over the four year period following the Initial Vest Date in respect of such tranche. On the same day, the Company also granted 30,000 performance-based RSUs to certain employees which cliff vest on January 1, 2017. These awards are not entitled to dividends, therefore the fair value of these awards were determined using the Company's grant date common stock price less the present value of the expected dividends forgone during the vesting period.

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On June 13, 2014, the Company granted 800,000 service-based RSUs to certain employees which vest as follows: (i) 600,000 service-based RSUs comprised of five 120,000 RSU tranches, with 20% of the first tranche initially vesting on December 31, 2014, 20% of the second tranche initially vesting on December 31, 2015, 20% of the third tranche initially vesting on December 31, 2016, 20% of the fourth tranche initially vesting on December 31, 2017 and 20% of the fifth tranche initially vesting on December 31, 2018 (each such 20% initial vesting date, the “Initial Vest Date” in respect of such tranche).  Following the Initial Vest Date in respect of each tranche, 5% of the remaining RSUs will vest quarterly over the four year period following the Initial Vest Date in respect of such tranche. (ii) 200,000 service-based RSUs vest over two years. On the same day, the Company also granted 150,000 performance-based RSUs to certain executives which cliff vest on January 1, 2017. These awards are not entitled to dividends, therefore the fair value of these awards were determined using the Company's grant date common stock price less the present value of the expected dividends forgone during the vesting period.

On June 5, 2014, the Company granted 64,396 service-based RSUs to the Company's directors that vest in approximately one year. The awards are entitled to dividend equivalent rights and, as such, the fair value of the awards were determined using the Company's grant date common stock price.

The weighted average grant date fair value of all awards granted above was $7.90. The following table summarizes restricted stock units activity:

	For the Nine Months Ended September 30,
	2014	2013
Restricted stock units outstanding, beginning of period	18,486	103,360
Granted	1,144,396	—
Settled (1)	(7,236)	(96,124)
Forfeited (2)	(5,854)	—
Restricted stock units outstanding, end of period (3)	1,149,792	7,236

Explanatory Notes:
_________________________________

(1)
Represents the gross number of RSUs settled during the period with the issuance of common stock to the restricted stock unit holder.  During the nine months ended September 30, 2014, the Company issued 7,236 shares of common stock to settle the third 1/3 annual installment of the RSUs granted in 2011. During the nine months ended September 30, 2013, the Company issued 88,888 shares of common stock to settle restricted stock grants from 2010 and 7,236 shares of common stock to settle the second 1/3 annual installment of the RSUs granted in 2011.

(2)	For 2013, outstanding amount relates to the remaining 2011 grants to certain members of the Board. The 2011 grants were fully vested and delivered as of September 30, 2014.

(3)	The forfeited stock-based awards are returned to the grant pool for reissuance under the 2011 Stock Plan.

Profits Interests Awards—During June 2011, CIFC Parent (a related party until December 18, 2013) granted certain employees of the Company profits interests in CIFC Parent. During the three and nine months ended September 30, 2014, the Company recorded a non-cash compensation expense of a de minimus amount and $0.1 million, respectively, and during the three and nine months ended September 30, 2013, the Company recorded a non-cash compensation expense of $0.3 million and $1.4 million, respectively, in "Compensation and benefits" on the Condensed Consolidated Statements of Operations related to the amortization and remeasurement of the value of the awards. As of September 30, 2014, there were no estimated unrecognized compensation expense related to these awards.

Warrants—In December 2013, DFR Holdings purchased warrants (the "DFR Warrants") from GE Capital Equity Investments, Inc. ("GE Capital"). The DFR Warrants generally maintain the same terms as the warrants originally held by GE Capital. The DFR Warrants provide the holder the right to purchase 2.0 million shares of the Company's voting common stock while the original warrants issued to GE Capital provided the holder the right to purchase a newly created class of non-voting stock. The DFR Warrants have an exercise price of $6.375 per share, are immediately exercisable and were scheduled to expire on September 24, 2014. On September 22, 2014, the term of the warrants were extended to September 24, 2015 in exchange for cash of $0.2 million (see also Note 14) which was recorded to “Additional paid-in-capital” on the Condensed Consolidated Balance Sheet for the amendment.

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In connection with the restructuring of an investment product formerly managed by the Company, CIFC issued 250,000 warrants. These warrants provided the holders the right to purchase shares of the Company's common stock at an exercise price of $4.25 per share and expired on April 9, 2014. As of December 31, 2013, total warrants outstanding totaled 225,000. During the nine months ended September 30, 2014, the holders of the warrants exercised the warrants and, through net share settlement, the Company issued 99,065 common shares.

Note 12 —Earnings (Loss) Per Share

The following table presents the calculation of basic and diluted earnings (loss) per share ("EPS"):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands, except per share data)
Net income (loss) attributable to CIFC Corp. - basic	$934	$8,150	$7,613	$18,480
Dilutive effect of Convertible Notes (1)	—	460	—	1,364
Net income (loss) attributable to CIFC Corp. - diluted	$934	$8,610	$7,613	$19,844

Weighted-average shares - basic	24,608	20,798	22,154	20,802
Convertible Notes (1)	—	4,132	—	4,132
Stock options (2)	731	225	651	229
Warrants	583	408	508	494
Unvested RSUs	149	n/a	56	n/a
Weighted-average shares - diluted	26,071	25,563	23,369	25,657

Earnings (loss) per share
Basic	$0.04	$0.39	$0.34	$0.89
Diluted	$0.04	$0.34	$0.33	$0.77

Explanatory Notes:
________________________________

(1)
For the three and nine months ended September 30, 2014, the Convertible Notes were anti-dilutive and excluded from the calculation of EPS. The Convertible Notes were converted on July 12, 2014 (see Notes 10, 11 and 14).

(2)
The Company excluded anti-dilutive stock options from the calculation of diluted EPS of 0.8 million and 0.9 million for the three and nine months ended September 30, 2014, respectively. and 1.2 million for both the three and nine months ended September 30, 2013.

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13—Income Taxes

The following table summarizes the Company's tax position:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Income (loss) before income taxes	$(134,967)	$12,076	$(75,237)	$87,160
Income tax (expense)	$(1,883)	$(6,214)	$(21,124)	$(15,812)
Effective income tax rate	(1.4)%	51.5%	(28.1)%	18.1%

The effective tax rate, including noncontrolling interests in Consolidated VIEs, was (1.4)% and (28.1)%, respectively, during the three and nine months ended September 30, 2014 and 51.5% and 18.1%, respectively, during the three and nine months ended September 30, 2013. The provision for Income tax (expense) or benefit excludes the income or (loss) earned by Consolidated VIEs in which the Company is not a holder of the subordinated notes. As a result, the change in the effective tax rate compared with the prior year is primarily attributable to the Consolidated VIEs noncontrolling interest income/(loss), which is included in pre-tax income/(loss) but is not taxable to CIFC Corp. This is partially offset by an increase for the write-down of deferred tax assets impacted by tax law changes enacted by New York State on March 31, 2014 that are effective for tax years beginning on or after January 1, 2015. During the nine months ended September 30, 2014, the Company included a tax expense of approximately $6.6 million related to the change in New York State tax laws. The accounting estimates used to compute the provision for income taxes may change as new events occur, additional information is obtained or as the result of new judicial interpretations or changes in tax laws or regulations.
Note 14—Related Party Transactions

DFR Holdings—As of September 30, 2014 and December 31, 2013, DFR Holdings owned approximately 18.8 million and 14.7 million, respectively, of shares of the Company’s common stock. On July 12, 2014, the Company converted its $25.0 million aggregate principal amount of Convertible Notes into 4.1 million shares of the Company's common stock. In addition, for both periods, DFR Holdings held warrants that provide the holder the right to purchase 2.0 million shares of the Company's voting common stock which were scheduled to expire on September 24, 2014. On September 22, 2014, the warrants were extended to September 24, 2015 in exchange for cash of $0.2 million (see Note 11).

As such, related party transactions also included (i) the interest expense on the Convertible Notes of $0.1 million and $1.9 million, respectively, during the three and nine months ended September 30, 2014 and $0.9 million and $2.6 million, respectively, during the three and nine months ended September 30, 2013, (ii) deferred purchase payments (see Note 9), and (iii) quarterly dividends (see Note 11). For the three and nine months ended September 30, 2013, total management fees from related parties were approximately $12,000 and $37,000, respectively. The Company did not earn any management fees from DFR Holdings for the three and nine months ended September 30, 2014.

On August 15, 2014, the Company entered into a consulting agreement with DFR Holdings whereby DFR Holdings agreed to provide the Company with ongoing advisory services such as the participation in financial, tax and strategic planning/budgeting, investor interface, new product initiatives, fund raising and recruiting. As part of the consulting agreement, which was retroactively effective as of January 1, 2014, the Company is required to pay DFR Holdings a quarterly advisory fee of $0.5 million. For the three and nine months ended September 30, 2014, the Company incurred an aggregate fee of $1.5 million for the first three calendar quarters of the year.

In addition, pursuant to the Third Amended Restated Stockholders Agreement with DFR Holdings dated December 2, 2013, the Company agreed to nominate to the Company's Board of Directors six directors designated by DFR Holdings (the "DFR Designees"). The number of directors that can be designated by DFR Holdings will be reduced in the event that DFR Holdings decreases its ownership (on a diluted basis) in CIFC. If DFR Holdings' ownership falls below 5%, it will lose the right to designate any director. During the three and nine months ended September 30, 2014, the DFR Designees earned an aggregate $0.2 million and $0.5 million, respectively, related to their services.

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CIFC Parent—As of both September 30, 2014 and December 31, 2013, CIFC Parent did not own common shares of CIFC. However, during the nine months ended September 30, 2013, CIFC Parent held 9.1 million shares of the Company's common stock and invested in CLOs managed by the Company.

As such, related party transactions for the three and nine months ended September 30, 2014, included (i) contingent liabilities payments to CIFC Parent (see Note 9), (ii) CIFC Parent's investment of $1.3 million in two Consolidated Funds managed by the Company as of September 30, 2014, (iii) fees to the Company for providing certain administrative services to CIFC Parent, and (iv) profits interests in CIFC Parent granted during 2011 to certain employees of the Company (see Note 11). As of September 30, 2014 and December 31, 2013, total management fee receivables due from related parties was approximately $25,000 and $167,000, respectively. For the three and nine months ended September 30, 2014, total management fees from related parties was approximately $12,500 and $37,500, respectively, and for the three and nine months ended September 30, 2013, total management fees from related parties was approximately $28,000 and $120,000, respectively.
Other—As of September 30, 2014 and December 31, 2013, a board member holds $1.0 million of income notes in one of the Company's sponsored CLOs, CIFC Funding 2013-II, Ltd., through an entity in which he is a 50% equity holder.
Funds—As of September 30, 2014, employees and directors of the Company invested an aggregate $3.5 million in three different funds which the Company invests in and manages. Employees are not charged a management fee on their investment. Directors were charged a fee, similar to certain other investors. For the three and nine months ended September 30, 2014, these amounts were de minimis.
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

The suit filed in June 2013 against us (and certain of our affiliates and directors) with the Supreme Court of the State of New York, County of New York and later removed to the United States District Court in the Southern District of New York, by Nga Tran-Pedretti, a former employee, alleging, among other things, employment discrimination, sexual harassment, wrongful discharge, fraud, breach of fiduciary duty and various securities law violations was settled subsequent to quarter end. For the three and nine months ended September 30, 2014, the Company expensed $0.6 million related to the resolution of this lawsuit.
Lease Commitments—During the three and nine months ended September 30, 2014, total occupancy expense was $0.4 million and $1.3 million, respectively, and during the three and nine months ended September 30, 2013, total occupancy expense was $0.5 million and $1.2 million, respectively. The future minimum commitments under the Company's lease agreement are as follows:

(In thousands)
2014 (3 months remaining)	$402
2015	1,607
2016	1,607
2017	1,607
2018	1,680
Thereafter	7,010
$13,913

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unfunded Loan Commitments—Certain of the Consolidated CLOs have debt structures which include unfunded revolvers. Unfunded debt commitments represent the estimated fair value of those unfunded revolving debt facilities. Unfunded loan commitments represent the estimated fair value of those unfunded revolvers of loan facilities.
Unfunded loan commitments represent the estimated fair value of those unfunded revolvers of loan facilities. As of September 30, 2014 and December 31, 2013, the Consolidated CLOs had unfunded investment commitments on loans of $20.3 million and $36.8 million, respectively. The timing and amount of additional funding on these loans are at the discretion of the borrower, to the extent the borrower satisfies certain requirements and provides certain documentation. The Company does not have any obligation to fund these commitments.
Note 16—Subsequent Events

Subsequent to quarter end, the Company declared a cash dividend of $0.10 per common share. The dividend will be paid on December 15, 2014 to shareholders of record as of the close of business on November 25, 2014.

The suit filed in June 2013 against us (and certain of our affiliates and directors) with the Supreme Court of the State of New York, County of New York and later removed to the United States District Court in the Southern District of New York, by Nga Tran-Pedretti, a former employee, alleging, among other things, employment discrimination, sexual harassment, wrongful discharge, fraud, breach of fiduciary duty and various securities law violations was settled subsequent to quarter end.

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
CIFC Corp. is a Delaware corporation headquartered in New York City. As of September 30, 2014, DFR Holdings LLC, on a fully-diluted basis, owns approximately 70% of our diluted shares outstanding.
Executive Overview

During the third quarter, we sponsored the issuance of two CLOs for $1.3 billion of new AUM, increasing our loan-based AUM to $13.3 billion. Year-to-date, we have sponsored the issuance of four CLOs representing $2.7 billion of new AUM, making CIFC one of the largest U.S. CLO sponsors in 2014 by AUM (source: Standard and Poor’s Leveraged Commentary & Data). Our ability to establish warehouses and accumulate assets before pricing the CLOs has been a key competitive advantage that we continue to leverage. Economic Net Income ("ENI") for the third quarter of the current year decreased by 66% as compared to the same period in the prior year. Despite the decrease in ENI quarter over quarter, ENI increased by 14% year over year year. See "Non-GAAP Measure - ENI" for additional details.

During the quarter ended September 30, 2014, we recorded GAAP net income attributable to CIFC Corp. of $0.9 million million, compared to $8.2 million for the same period in the prior year. GAAP net income decreased by $7.3 million, predominately driven by (i) net increases in operating expenses to support the growth and diversification of the business, (ii) decreases in net investment income due to sales of our residual equity positions in certain CLOs during 2014 and the decrease in loan values during the third quarter of 2014 compared to the same period in the prior year, and (iii) decreases in gains on contingent liabilities at fair value related to the change in the expected performance of legacy CIFC CLOs with fee sharing arrangements. These losses were partially offset by a reductions in income tax expense due to lower income quarter over quarter. See "Results of Operations" for additional details.

ENI was $4.4 million compared to $12.9 million for the same period in the prior year. ENI decreased period to period by $8.5 million or 66% primarily driven by increases in operating expenses and net decreases in net investment income. To support the growth and diversification of the business, compensation and benefits, professional fees, general and administrative expenses increased period to period. In addition, net investment income also decreased predominately due to (i) the sale of certain residual equity investments in CLOs and (ii) decreases in loan values during the quarter. See "Non-GAAP Measure - ENI" for additional details.

Fee Earning AUM

Fee Earning Assets Under Management ("Fee Earning AUM" or "AUM") refers to the assets managed by us on which we are paid management fees and/or incentive fees. Generally, fees are paid on the aggregate collateral balance at par, and principal cash of CLOs and the value of the assets in credit funds (excluding non-fee earning AUM such as our investments).
The following table summarizes the Fee Earning AUM, for which we are paid a management fee, by significant investment product category (1):

	September 30, 2014		June 30, 2014		December 31, 2013		September 30, 2013
	Number of Accounts	Fee Earning AUM	Number of Accounts	Fee Earning AUM	Number of Accounts	Fee Earning AUM	Number of Accounts	Fee Earning AUM
		(In thousands)		(In thousands)		(In thousands)		(In thousands)
Post 2011 CLOs	12	$6,845,493	10	$5,539,964	8	$4,127,951	7	$3,622,438
Legacy CLOs (2)	19	5,301,060	19	5,819,791	20	6,811,382	24	7,626,653
Total CLOs	31	12,146,553	29	11,359,755	28	10,939,333	31	11,249,091
Other Loan-Based Products (3)	7	1,175,179	6	1,211,907	6	1,106,526	4	1,031,464
Total Loan-Based AUM	38	13,321,732	35	12,571,662	34	12,045,859	35	12,280,555
ABS and Corporate Bond CDOs	8	$710,476	8	$737,769	8	$802,821	9	$1,137,060
Total Fee Earning AUM	46	$14,032,208	43	$13,309,431	42	$12,848,680	44	$13,417,615

Explanatory Notes:
_________________________________

(1)	We do not expect to issue new CDOs in the future. Fee Earning AUM on CDOs is expected to continue to decline as these funds run-off per their contractual terms.

(2)	Legacy CLOs represent all managed CLOs issued prior to 2011, including CLOs acquired since 2011 but issued prior to 2011.

(3)	Other loan-based products management fee structures vary by fund and may not be similar to a CLO.

Fee Earning AUM activity is as follows:

	For the Three Months Ended	For the Nine Months Ended	Last Twelve Months
	September 30, 2014
	(In thousands)
Total loan-based AUM - Beginning Balance	$12,571,662	$12,045,859	$12,280,555
CLO New Issuances	1,300,000	2,700,462	3,202,151
CLO Principal Paydown	(514,963)	(1,423,610)	(1,835,438)
CLO Calls, Redemptions and Sales	—	(86,693)	(472,604)
Fund Subscriptions	29,640	101,929	207,879
Other (1)	(64,607)	(16,215)	(60,811)
Total loan-based AUM - Ending Balance	13,321,732	13,321,732	13,321,732
Total CDOs - Ending Balance	710,476	710,476	710,476
Total Fee Earning AUM - Ending Balance	$14,032,208	$14,032,208	$14,032,208

Explanatory Note:
_________________________________
(1)     Other includes changes in collateral balances of CLOs between periods and market value changes in certain other loan-based products.

During the three months ended September 30, 2014, total AUM increased by $0.7 billion. During the quarter, we sponsored the issuance of two CLOs of new Fee Earning AUM by $1.3 billion. New AUM was offset by declines in AUM for certain Legacy CLOs and CDOs aggregating $0.5 billion which have reached the end of their contractual reinvestment periods (after which capital is returned to investors as the loan assets underlying the CLOs and CDOs repay principal).

During the nine months ended September 30, 2014, total AUM increased by $1.2 billion. During the period, we sponsored the issuance of four CLOs and increased subscriptions to other loan-based products increasing Fee Earning AUM by approximately $2.8 billion. New AUM was offset by declines in AUM for certain Legacy CLOs and CDOs aggregating $1.6 billion which have reached the end of their contractual reinvestment periods (after which capital is returned to investors as the loan assets underlying the CLOs and CDOs repay principal).

Most of the CLOs and CDOs we manage and issued prior to 2011 have passed their reinvestment period whereby proceeds from paydown or sale of assets are required to repay the CLO or CDO's liabilities. As expected, AUM on these CLOs and CDOs continued to decline during the three and nine months ended September 30, 2014. Further, we do not expect to sponsor new CDOs and expect CDO AUM to continue to decline going forward as these funds run-off per their contractual terms.

The structure of the CLOs we manage affects the management fees paid to us. The following table summarizes select details of the structure of each of the CLOs we manage:

	Issuance Date	September 30, 2014 Fee Earning AUM	First Optional Call Date (1)	Termination of Reinvestment Period (2)	Maturity Year (3)
	Month/Year	(In thousands)	Month/Year
Post 2011 CLOs
CIFC Funding 2011-I, Ltd.	01/12	$403,745	01/14	01/15	2023
CIFC Funding 2012-I, Ltd.	07/12	454,347	08/14	08/16	2024
CIFC Funding 2012-II, Ltd.	11/12	733,347	12/14	12/16	2024
CIFC Funding 2012-III, Ltd.	01/13	504,666	01/15	01/17	2025
CIFC Funding 2013-I, Ltd.	03/13	505,907	04/15	04/17	2025
CIFC Funding 2013-II, Ltd.	06/13	628,250	07/15	07/17	2025
CIFC Funding 2013-III, Ltd.	09/13	403,670	10/15	10/17	2025
CIFC Funding 2013-IV, Ltd.	11/13	503,814	11/15	11/17	2024
CIFC Funding 2014, Ltd.	03/14	601,040	04/16	04/18	2025
CIFC Funding 2014-II, Ltd.	05/14	803,934	05/16	05/18	2026
CIFC Funding 2014-III, Ltd.	07/14	701,696	07/16	07/18	2026
CIFC Funding 2014-IV, Ltd.	09/14	601,077	10/16	10/18	2026
Total Post 2011 CLOs		6,845,493
Legacy CLOs
Navigator 2005 CLO, Ltd.	07/05	11,052	10/11	10/11	2017
Bridgeport CLO Ltd.	06/06	343,346	10/09	07/13	2020
CIFC Funding 2006-I, Ltd.	08/06	182,390	10/10	10/12	2020
Columbus Nova 2006-I, Ltd.	08/06	226,508	10/09	10/12	2018
Navigator 2006 CLO, Ltd.	09/06	153,370	09/10	09/13	2020
CIFC Funding 2006-I B, Ltd.	10/06	171,308	12/10	12/12	2020
Burr Ridge CLO Plus Ltd.	12/06	239,474	06/12	03/13	2023
CIFC Funding 2006-II, Ltd.	12/06	308,149	03/11	03/13	2021
Columbus Nova 2006-II, Ltd.	12/06	273,034	02/10	02/13	2018
Hewett's Island CLO V, Ltd.	12/06	95,579	12/09	12/12	2018
CIFC Funding 2007-I, Ltd.	02/07	299,287	05/11	11/13	2021
CIFC Funding 2007-II, Ltd.	03/07	534,500	04/11	04/14	2021
Columbus Nova 2007-I, Ltd.	03/07	250,560	05/10	05/13	2019
Hewett's Island CLO VI, Ltd.	05/07	135,406	06/10	06/13	2019
Schiller Park CLO Ltd.	05/07	354,832	07/11	04/13	2021
Bridgeport CLO II Ltd.	06/07	490,092	12/10	09/14	2021
CIFC Funding 2007-III, Ltd.	07/07	434,667	07/10	07/14	2021
Primus CLO II, Ltd.	07/07	365,202	10/11	07/14	2021
Columbus Nova 2007-II, Ltd.	11/07	432,304	10/10	10/14	2021
Total Legacy CLOs		5,301,060
Total CLOs		$12,146,553
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

Results of Condensed Consolidated Operations

The Condensed Consolidated Financial Statements include the financial statements of our wholly owned subsidiaries, the entities in which we have a controlling interest ("Consolidated Funds") and variable interest entities ("VIEs" or "Consolidated VIEs") for which we are deemed to be the primary beneficiary (together the "Consolidated Entities"). Consolidated VIEs includes certain CLOs and warehouses we manage. The following table presents our comparative Condensed Consolidated Statements of Operations for the three months ended September 30, 2014 and 2013:

	For the Three Months Ended September 30,		2014 vs. 2013
	2014	2013	Change	% Change
	(In thousands, except share and per share amounts)
Revenues
Management fees	$1,037	$1,763	$(726)	(41)%
Net investment income	108	159	(51)	(32)%
Total net revenues	1,145	1,922	(777)	(40)%
Expenses
Compensation and benefits	8,328	6,717	1,611	24%
Professional services	3,166	736	2,430	330%
General and administrative expenses	3,429	1,963	1,466	75%
Depreciation and amortization	2,897	3,755	(858)	(23)%
Total expenses	17,820	13,171	4,649	35%
Other Income (Expense) and Gain (Loss)
Net gain (loss) on investments at fair value	414	287	127	44%
Net gain (loss) on contingent liabilities at fair value	(416)	1,099	(1,515)	(138)%
Corporate interest expense	(713)	(1,460)	747	(51)%
Net gain on the sale of management contract	—	634	(634)	(100)%
Net other income (expense) and gain (loss)	(715)	560	(1,275)	(228)%
Operating income (loss)	(17,390)	(10,689)	(6,701)	63%

Net results of Consolidated Entities	(117,577)	22,765	(140,342)	(616)%
Income (loss) before income taxes	(134,967)	12,076	(147,043)	(1,218)%
Income tax (expense) benefit	(1,883)	(6,214)	4,331	(70)%
Net income (loss)	(136,850)	5,862	(142,712)	(2,435)%
Net (income) loss attributable to noncontrolling interest in Consolidated Entities	137,784	2,288	135,496	5,922%
Net income (loss) attributable to CIFC Corp.	$934	$8,150	$(7,216)	(89)%
Earnings (loss) per share:
Basic	$0.04	$0.39	$(0.35)	(90)%
Diluted	$0.04	$0.34	$(0.30)	(88)%
Weighted-average number of shares outstanding:
Basic	24,607,999	20,798,102	3,809,897	18%
Diluted	26,070,692	25,563,020	507,672	2%

Net income (loss) attributable to CIFC Corp. was $0.9 million, or $0.04 per fully diluted share for the three months ended September 30, 2014, compared to $8.2 million, or $0.34 per fully diluted share, in the prior year. Net income (loss) attributable to CIFC Corp. decreased by $7.2 million from the prior year predominantly due to the following net results:

Total Net Revenues—GAAP net revenues includes management fees from unconsolidated CLOs, CDOs and other loan-based products. Unconsolidated funds included 1 CLO, 8 CDOs, and 3 other investment products as of September 30, 2014 compared to 7 CLOs, 10 CDOs and 1 other investment product as of September 30, 2013. Total net revenues decreased $0.8 million or 40% from the same period of the prior year primarily due to reductions in AUM from unconsolidated funds that liquidated since the third quarter of 2013. In addition, certain unconsolidated CLOs and CDOs have reached the end of their contractual reinvestment periods thereby reducing AUM and its related management fees. This decrease is partially offset by management fees from other loan-based products as AUM from these products increased since the third quarter of the prior year.

Total Expenses—Total expenses increased by $4.6 million or 35% primarily due to an increase in professional fees, compensation and benefits and general and administrative costs. These increases were slightly offset by decreases in depreciation and amortization expenses. Period over period, these costs increased to support the growth and diversification of the business.

During the three months ended September 30, 2014, we entered into a consulting agreement with DFR Holdings, effective retroactively from January 1, 2014, whereby DFR Holdings will provide us with advisory services on an ongoing basis. As part of the consulting agreement, we incurred an aggregate fee of $1.5 million for the first nine months of the year. In addition to the consulting fees, professional fees also increased as we have incurred more fees to launch new products and support the growth of the business.

Period over period, compensation and benefits increased by $1.6 million or 24% from the same period of the prior year, as a result of an increase in compensation for certain key employees and an overall increase in headcount. General and administrative costs increased by $1.5 million or 75% due to an overall increase in director compensation, an additional $0.6 million litigation settlement related to a suit filed against the Company in June 2013 by a former employee (see "Item 1—Condensed Consolidated Financial Statements —Note 15") and increases in other general and administrative costs to support the continued growth of the Company.

Depreciation and amortization decreased by $0.9 million or 23% from the same period of the prior year primarily due to a reduction in amortization expense on intangible assets related to management contracts acquired for certain CLOs and CDOs that were impaired or written off in the prior year.

Net other income (expense) and gain (loss)—Total Net other income and gains decreased by $1.3 million or 228% period over period. During the current period, gains from Contingent Liabilities at Fair Value decreased by $1.5 million due to changes in the expected performance of legacy CIFC CLOs with fee sharing arrangements. Further, in the 2013, we recognized an additional $0.6 million of gains from contingent payments collected on the sale of our rights to manage Gillespie CLO PLC in 2012.

During the three months ended September 30, 2014, we converted our $25.0 million aggregate principal amount of Convertible Notes into 4.1 million shares of common stock significantly reducing corporate interest expense compared to the same period in the prior year.

Net results of Consolidated Entities attributable to CIFC Corp.—The table below represents our share in the net results of the Consolidated Entities and a reconciliation to the characteristics of these results:

	For the Three Months Ended September 30,		2014 vs. 2013
	2014	2013	Change	% Change
	(In thousands)
Net results of Consolidated Entities	$(117,577)	$22,765	$(140,342)	(616)%
Net (income) loss attributable to noncontrolling interest in Consolidated Entities	137,784	2,288	135,496	5,922%
Net results of Consolidated Entities attributable to CIFC Corp.	$20,207	$25,053	$(4,846)	(19)%

Characteristics of net results of Consolidated Entities attributable to CIFC Corp:
Consolidated Entities management fees	$19,281	$20,874	$(1,593)	(8)%
Consolidated Entities net investment income	926	4,179	(3,253)	(78)%
Net results of Consolidated Entities attributable to CIFC Corp.	$20,207	$25,053	$(4,846)	(19)%

Net results of Consolidated Entities attributable to CIFC Corp. includes our portion of the Consolidated Entities' (including our Consolidated VIEs, or CLOs and warehouses) operating results. During the three months ended September 30, 2014 and 2013, we recognized $20.2 million and $25.1 million, respectively, of Consolidated Entities' management fees and net investment interest income related to our investments in the Consolidated Entities.

The $4.8 million or 19% decrease in Net results of Consolidated Entities attributable to CIFC Corp. was primarily driven by a decrease in net gains from our CLO and warehouse investments during the current quarter. These reductions were primarily due to the sale of our residual equity positions in certain CLOs during 2014 and a decrease in loan values during the third quarter of 2014, compared to the same period in the prior year. In addition, management fees decreased as consolidated legacy CLOs that have reached the end of their contractual reinvestment periods and are amortizing pursuant to their contractual terms.

Income tax expense/benefit—The following table summarizes our tax position:

	For the Three Months Ended September 30,
	2014	2013
	(In thousands)
Income (loss) before income taxes	$(134,967)	$12,076
Income tax (expense)	$(1,883)	$(6,214)
Effective income tax rate	(1.4)%	51.5%

The effective tax rate, including noncontrolling interests in Consolidated VIEs, was (1.4)% and 51.5%, for the three months ended September 30, 2014 and 2013, respectively. The change in the effective tax rate compared with the same period in the prior year was primarily attributable to the Consolidated VIEs noncontrolling interest income/(loss), which is included in pre-tax income/(loss) but is not taxable to CIFC Corp.

The following table presents our comparative Condensed Consolidated Statements of Operations for the nine months ended September 30, 2014 and 2013:

	For the Nine Months Ended September 30,		2014 vs. 2013
	2014	2013	Change	% Change
	(In thousands, except share and per share amounts)
Revenues
Management fees	$4,027	$6,646	$(2,619)	(39)%
Net investment income	302	256	46	18%
Total net revenues	4,329	6,902	(2,573)	(37)%
Expenses
Compensation and benefits	23,715	21,227	2,488	12%
Professional services	4,918	3,374	1,544	46%
General and administrative expenses	7,899	5,290	2,609	49%
Depreciation and amortization	8,914	12,251	(3,337)	(27)%
Total expenses	45,446	42,142	3,304	8%
Other Income (Expense) and Gain (Loss)
Net gain (loss) on investments at fair value	2,942	887	2,055	232%
Net gain (loss) on contingent liabilities at fair value	(2,174)	1,598	(3,772)	(236)%
Corporate interest expense	(3,667)	(4,394)	727	(17)%
Net gain on the sale of management contract	229	1,386	(1,157)	(83)%
Other, net	—	(2)	2	(100)%
Net other income (expense) and gain (loss)	(2,670)	(525)	(2,145)	(409)%
Operating income (loss)	(43,787)	(35,765)	(8,022)	(22)%

Net results of Consolidated Entities	(31,450)	122,925	(154,375)	(126)%
Income (loss) before income taxes	(75,237)	87,160	(162,397)	(186)%
Income tax (expense) benefit	(21,124)	(15,812)	(5,312)	34%
Net income (loss)	(96,361)	71,348	(167,709)	(235)%
Net (income) loss attributable to noncontrolling interest in Consolidated Entities	103,974	(52,868)	156,842	(297)%
Net income (loss) attributable to CIFC Corp.	$7,613	$18,480	$(10,867)	(59)%
Earnings (loss) per share:
Basic	$0.34	$0.89	$(0.55)	(62)%
Diluted	$0.33	$0.77	$(0.44)	(57)%
Weighted-average number of shares outstanding:
Basic	22,153,526	20,801,531	1,351,995	6%
Diluted	23,368,861	25,656,783	(2,287,922)	(9)%

Net income (loss) attributable to CIFC Corp. was $7.6 million, or $0.33 per fully diluted share for the nine months ended September 30, 2014, compared to $18.5 million, or $0.77 per fully diluted share, in the prior year. Net income (loss) attributable to CIFC Corp. decreased by $10.9 million from the prior year predominantly due to the following net results:

Total Net Revenues—GAAP net revenues includes management fees from unconsolidated CLOs, CDOs and other loan-based products. Unconsolidated funds included 1 CLO, 8 CDOs, and 3 other investment products as of September 30, 2014 compared to 7 CLOs, 10 CDOs and 1 other investment product as of September 30, 2013. Total net revenues decreased $2.6 million or 37% from the prior year primarily due to reductions in AUM from unconsolidated funds that liquidated during 2013. In addition, certain unconsolidated CLOs and CDOs have reached the end of their contractual reinvestment periods thereby reducing AUM and its related management fees. This decrease is slightly offset by management fees from other loan-based products as AUM from these products has increased since the same period in the prior year.

Total Expenses—Total expenses increased by $3.3 million or 8% primarily due to an increase in general and administrative, compensation and benefits and professional fees. These increases were offset by decreases in depreciation and amortization expenses. Year over year, these costs increased to support the growth and diversification of the business.

General and administrative costs increased by $2.6 million or 49% due to an overall increase in director compensation, an additional $0.6 million litigation settlement related to a suit filed against the Company in June 2013 by a former employee (see "Item 1—Condensed Consolidated Financial Statements —Note 15") and increases in investment subscription services and other general and administrative costs to support the continued growth of the Company.

Compensation and benefits increased by $2.5 million or 12% from the prior year, as a result of an increase in compensation for certain key employees and an overall increase in headcount. These increases were slightly offset by reductions in stock compensation costs from stock option forfeitures during the current year.

During the nine months ended September 30, 2014, we entered into a consulting agreement with DFR Holdings, effective retroactively from January 1, 2014, whereby DFR Holdings will provide us with advisory services on an ongoing basis. As part of the consulting agreement, we incurred an aggregate fee of $1.5 million for the first nine months of the year.

Depreciation and amortization decreased by $3.3 million or 27% from the prior year primarily due to a reduction in amortization expense on intangible assets related to management contracts acquired for certain CLOs and CDOs that were impaired or written off in the prior year.

Net other income (expense) and gain (loss)—Total Net other income and gains decreased by $2.1 million or 409% year over year, primarily due to a $3.8 million increase in net losses on Contingent Liabilities at Fair Value related to an improvement in the expected performance of legacy CIFC CLOs with fee sharing arrangements. In addition, in 2013, we recognized an additional $1.2 million of gains from contingent payments collected on the sale of of our rights to manage Gillespie CLO PLC in 2012. These decreases were partially offset by increases in net gains on Investments at Fair Value due to an increase in net gains from the settlement of warehouses and realization of gains from the sales of certain CLO residual equity during the current year.

During the nine months ended September 30, 2014, we converted our $25.0 million aggregate principal amount of Convertible Notes into 4.1 million shares of common stock significantly reducing corporate interest expense compared to the same period in the prior year.

Net results of Consolidated Entities attributable to CIFC Corp.—The table below represents our share in the net results of the Consolidated Entities and a reconciliation to the characteristics of these results:

	For the Nine Months Ended September 30,		2014 vs. 2013
	2014	2013	Change	% Change
	(In thousands)
Net results of Consolidated Entities	$(31,450)	$122,925	$(154,375)	(126)%
Net (income) loss attributable to noncontrolling interest in Consolidated Entities	103,974	(52,868)	156,842	(297)%
Net results of Consolidated Entities attributable to CIFC Corp.	$72,524	$70,057	$2,467	4%

Characteristics of net results of Consolidated Entities attributable to CIFC Corp:
Consolidated Entities management fees	$60,085	$62,588	$(2,503)	(4)%
Consolidated Entities net investment income	12,439	7,469	4,970	67%
Net results of Consolidated Entities attributable to CIFC Corp.	$72,524	$70,057	$2,467	4%

Net results of Consolidated Entities attributable to CIFC Corp. includes our portion of the Consolidated Entities' (including our Consolidated VIEs, or CLOs and warehouses) operating results. During the nine months ended September 30, 2014 and 2013, we recognized $72.5 million and $70.1 million, respectively, of Consolidated Entities' management fees and net investment interest income related to our investments in the Consolidated Entities.

The $2.5 million or 4% increase in Net results of Consolidated Entities attributable to CIFC Corp. was primarily due to an increase in Consolidated Entities' net investment income offset by decreases in management fees. Net investment income increased primarily driven by an increase in net gains from our warehouses, credit funds and CLO investments during the current year. These increases were offset by decreases in management fees from consolidated legacy CLOs that have reached the end of their contractual reinvestment periods and are amortizing pursuant to their contractual terms.

Income tax expense/benefit—The following table summarizes our tax position:

	For the Nine Months Ended September 30,
	2014	2013
	(In thousands)
Income (loss) before income taxes	$(75,237)	$87,160
Income tax (expense)	$(21,124)	$(15,812)
Effective income tax rate	(28.1)%	18.1%

The effective tax rate, including noncontrolling interests in Consolidated VIEs, was (28.1)% and 18.1%, for the nine months ended September 30, 2014 and 2013, respectively. The provision for Income tax (expense) or benefit excludes the income or (loss) earned by Consolidated VIEs in which the Company is not a holder of the subordinated notes. As a result, the change in the effective tax rate compared with the prior year is primarily attributable to the Consolidated VIEs noncontrolling interest income/(loss), which is included in pre-tax income/(loss) but is not taxable to CIFC Corp. This is partially offset by an increase for the write-down of deferred tax assets impacted by tax law changes enacted by New York State on March 31, 2014 that are effective for tax years beginning on or after January 1, 2015. During the nine months ended September 30, 2014, we included a tax expense of approximately $6.6 million related to the change in New York State tax laws. The accounting estimates used to compute the provision for income taxes may change as new events occur, additional information is obtained or as the result of new judicial interpretations or changes in tax laws or regulations.

Economic Net Income "ENI" and Deconsolidated Non-GAAP Statements (Non-GAAP Measures, unaudited)

Economic Net Income "ENI"

ENI is a non-GAAP financial measure of profitability which management uses in addition to GAAP Net income attributable to CIFC Corp. to measure the performance of its core business (excluding non-core products). We believe ENI reflects the nature and substance of the business, the economic results driven by management fee revenues from the management of client funds and earnings on our investments. ENI represents net income (loss) attributable to CIFC Corp. excluding (i) income taxes, (ii) merger and acquisition related items including fee-sharing arrangements, amortization and impairments of intangible assets and gain (loss) on contingent consideration for earn-outs, (iii) non-cash compensation related to profits interests granted by CIFC Parent in June 2011, (iv) revenues attributable to non-core investment products, and (v) other non-recurring items.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
GAAP Net income (loss) attributable to CIFC Corp.	$934	$8,150	$7,613	$18,480
Reconciling and non-recurring items:
Income tax expense (benefit)	1,883	6,214	21,124	15,812
Amortization and impairment of intangibles	2,426	3,573	7,943	11,721
Net (gain)/loss on contingent liabilities and other	416	(1,099)	2,174	(1,598)
Compensation costs (1)	351	517	1,293	2,174
Management fees attributable to non-core funds (2)	(192)	(288)	(634)	(2,940)
Management fee sharing arrangements (3)	(1,983)	(3,490)	(7,048)	(13,388)
Other non-recurring (4)	600	(634)	371	(1,386)
Total reconciling and non-recurring items	3,501	4,793	25,223	10,395
ENI	$4,435	$12,943	$32,836	$28,875

Explanatory Notes:
______________________________

(1)
Compensation has been adjusted for non-cash compensation related to profits interests granted to CIFC employees by CIFC Parent and sharing of incentive fees with certain former employees established in connection with the Company's acquisition of certain CLOs from Columbus Nova Credit Investments Management, LLC ("CNCIM").

(2)
Prior year ENI has been adjusted to be consistent with current year ENI by excluding management fees attributable to non-core investment products (i.e. Legacy ABS and Corporate Bond collateralized debt obligations ("non-core")).

(3)
We share management fees on certain of the acquired CLOs we manage (shared with the party that sold the funds to CIFC). Management fees are presented on a gross basis for GAAP and on a net basis for Non-GAAP ENI.

(4)
For the three and nine months ended September 30, 2014, other non-recurring represents litigation expenses of $0.6 million and gains from contingent payments collected on the 2012 sale of our rights to manage Gillespie CLO PLC of $0.2 million. For the three and nine months ended September 30, 2013, other non-recurring represents additional gains from contingent payments collected on the 2012 sale of our rights to manage Gillespie CLO PLC of $0.6 million and $1.4 million, respectively.

The following table presents our components of ENI for the three and nine months ended September 30, 2014 and 2013 (1):

	For the Three Months Ended September 30,		2014 vs. 2013		For the Nine Months Ended September 30,		2014 vs. 2013
	2014	2013	Change	% Change	2014	2013	Change	% Change
	(in thousands)				(in thousands)
Adjusted revenues
Senior Fees from CLOs	$5,629	$5,033	$596	12%	$15,954	$14,899	$1,055	7%
Subordinated Fees from CLOs	7,730	8,469	(739)	(9)%	24,544	24,800	(256)	(1)%
Incentive Fees from CLOs	3,843	4,932	(1,089)	(22)%	13,254	12,099	1,155	10%
Fees from other loan-based products	941	425	516	121%	2,678	1,108	1,570	142%
Total management Fees (2)	18,143	18,859	(716)	(4)%	56,430	52,906	3,524	7%
CLO Funds	327	3,015	(2,688)	(89)%	5,147	1,940	3,207	165%
Warehouses	667	1,443	(776)	(54)%	7,104	6,141	963	16%
Other loan-based products	454	167	287	172%	3,432	531	2,901	546%
Total net investment income	1,448	4,625	(3,177)	(69)%	15,683	8,612	7,071	82%
Total adjusted net revenues	19,591	23,484	(3,893)	(17)%	72,113	61,518	10,595	17%

Adjusted expenses
Compensation and benefits	7,977	6,200	1,777	29%	22,422	19,053	3,369	18%
Professional services	3,166	736	2,430	330%	4,918	3,374	1,544	46%
General and administrative expenses	2,829	1,963	866	44%	7,299	5,290	2,009	38%
Depreciation and amortization	471	182	289	159%	971	530	441	83%
Corporate interest expense	713	1,460	(747)	(51)%	3,667	4,394	(727)	(17)%
Other, net	—	—	—	—%	—	2	(2)	(100)%
Total adjusted expenses	15,156	10,541	4,615	44%	39,277	32,643	6,634	20%

ENI	$4,435	$12,943	$(8,508)	(66)%	$32,836	$28,875	$3,961	14%

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

For the three months ended September 30, 2014 and 2013:

Adjusted Management Fees—Total adjusted management fee revenue decreased by $0.7 million or 4% as we earned lower incentive fees and subordinated fees on Legacy CLOs that have reached the end of their contractual reinvestment periods thereby reducing AUM and related fees. These decreases were partially offset by increases in senior management fees and fees from other loan-based products as the current year quarter included a full quarter of results from new CLOs sponsored, funds launched and SMAs entered into since the third quarter of 2013.

Adjusted net investment income—Total adjusted net investment income decreased by $3.2 million or 69%. Net investment income decreased primarily due to a reduction in gains from our investments in CLOs and warehouses. These reductions were primarily due to the sale of our investments in certain CLO residual equity during 2014 and the decrease in loan values during the third quarter of 2014 compared to the same period in the prior year. Offsetting these decreases were $0.3 million of increases in net investment income from new credit funds launched since the third quarter of 2013.

Adjusted expenses—Total adjusted expenses increased by $4.6 million or 44% primarily due to an increase in adjusted professional fees, adjusted compensation and benefits and adjusted general and administrative costs. These increases were slightly offset by decreases in adjusted corporate interest expense. Period over period, these costs increased to support the growth and diversification of the business.

During the three months ended September 30, 2014, we entered into a consulting agreement with DFR Holdings, effective retroactively as of January 1, 2014, whereby DFR Holdings will provide us with advisory services on an ongoing basis. As part of the consulting agreement, we incurred an aggregate fee of $1.5 million for the first nine months of the year. In addition to the consulting fees, adjusted professional fees also increased as we have incurred more fees to launch new products and support the growth of the business. Period over period, total adjusted compensation and benefits costs was higher as a result of an increase in compensation for certain key employees and an overall increased headcount. Adjusted general and administrative costs increased due to an overall increase in director compensation and increases in other general and administrative costs to support the continued growth of the Company.

During the three months ended September 30, 2014, we converted the entire $25.0 million aggregate principal amount of Convertible Notes into 4.1 million shares of common stock reducing adjusted corporate interest expense compared to the same period in the prior year.

For the nine months ended September 30, 2014 and 2013:

Adjusted Management Fees—Total adjusted management fee revenue increased by $3.5 million or 7% primarily as a result of an increase in senior management fees, incentive fees and fees from other loan-based products. Senior management fees and fees from other loan-based product management fees increased as the current year included a full nine months of results from funds launched since the third quarter of 2013. Incentive fees increased as (i) we earned 50% of incentive fees realized from the legacy CIFC CLOs acquired through the Merger. All incentive fees earned during the first four months of 2013 were entirely shared with the seller (see also Contingent Liabilities and Other Commitments for further details) and (ii) more CLOs reached their incentive fee hurdles since the third quarter of 2013. These increases were partially offset by principal paydowns, calls and redemptions of certain legacy CLOs.

Adjusted net investment income—Total adjusted net investment income increased by $7.1 million or 82%. The increase was primarily driven by an increase in net gains recognized on our CLO and warehouse investments held during the current year. In addition, new credit funds launched since the third quarter of 2013 contributed to $2.9 million of the increase year over year.

Adjusted expenses—Total adjusted expenses increased by $6.6 million or 20% primarily due to an increase in adjusted compensation and benefits costs, adjusted general and administrative costs and adjusted professional fees. These increases were slightly offset by decreases in adjusted corporate interest expense. Year over year, these costs increased to support the growth and diversification of the business.

Year over year total adjusted compensation and benefits costs increased as a result of an increase in compensation for certain key employees and an overall increased headcount. Adjusted general and administrative costs increased due to an increase in director compensation, investment subscription services and other general and administrative costs to support the continued growth of the Company. During the nine months ended September 30, 2014, professional fees increased as we entered into a consulting agreement with DFR Holdings whereby DFR Holdings will provide us with advisory services on an ongoing basis. As part of the consulting agreement, we incurred an aggregate fee of $1.5 million for the first nine months of the year.

During the nine months ended September 30, 2014, we converted our $25.0 million aggregate principal amount of Convertible Notes into 4.1 million shares of common stock reducing adjusted corporate interest expense compared to the same period in the prior year.

Deconsolidated Non-GAAP Statements
The Deconsolidated Non-GAAP Statements represents the Consolidated GAAP statements adjusted to eliminate the impact of the Consolidated Entities. On the Statement of Operations, we have reclassed the sum of Net results of Consolidated Entities, Net (income) loss attributable to noncontrolling interest in Consolidated Entities and Net gain (loss) on investments at fair value to the Deconsolidated Non-GAAP line items that represent its characteristics: management fees and interest income. On the Balance Sheets, we have excluded amounts related to all consolidated entities. Management uses these Non-GAAP statements in addition to Consolidated GAAP Statements to measure the performance of its core asset management business.
The following table presents the reconciliation from GAAP to Deconsolidated Non-GAAP Statement of Operations for the three months ended September 30, 2014 and 2013:

	For the Three Months Ended September 30,
	2014			2013
(In thousands)	Consolidated GAAP	Consolidation Adjustments	Deconsolidated Non-GAAP	Consolidated GAAP	Consolidation Adjustments	Deconsolidated Non-GAAP
Revenues
Management fees	$1,037	$19,281	$20,318	$1,763	$20,874	$22,637
Net investment income	108	1,340	1,448	159	4,466	4,625
Total net revenues	1,145	20,621	21,766	1,922	25,340	27,262
Expenses
Compensation and benefits	8,328	—	8,328	6,717	—	6,717
Professional services	3,166	—	3,166	736	—	736
General and administrative expenses	3,429	—	3,429	1,963	—	1,963
Depreciation and amortization	2,897	—	2,897	3,755	—	3,755
Total expenses	17,820	—	17,820	13,171	—	13,171
Other Income (Expense) and Gain (Loss)
Net gain (loss) on investments at fair value	414	(414)	—	287	(287)	—
Net gain (loss) on contingent liabilities at fair value	(416)	—	(416)	1,099	—	1,099
Loss on disposal of fixed assets	—	—	—	—	—	—
Corporate interest expense	(713)	—	(713)	(1,460)	—	(1,460)
Net gain on the sale of management contracts	—	—	—	634	—	634
Net other income (expense) and gain (loss)	(715)	(414)	(1,129)	560	(287)	273
Operating income (loss)	(17,390)	20,207	2,817	(10,689)	25,053	14,364
Net results of Consolidated Entities	(117,577)	117,577	—	22,765	(22,765)	—
Income (loss) before income taxes	(134,967)	137,784	2,817	12,076	2,288	14,364
Income tax (expense) benefit	(1,883)	—	(1,883)	(6,214)	—	(6,214)
Net income (loss)	(136,850)	137,784	934	5,862	2,288	8,150
Net (income) loss attributable to noncontrolling interest in Consolidated Entities	137,784	(137,784)	—	2,288	(2,288)	—
Net income (loss) attributable to CIFC Corp.	$934	$—	$934	$8,150	$—	$8,150

The following table presents the reconciliation from GAAP to Deconsolidated Non-GAAP Statement of Operations for the nine months ended September 30, 2014 and 2013:

	For the Nine Months Ended September 30,
	2014			2013
(In thousands)	Consolidated GAAP	Consolidation Adjustments	Deconsolidated Non-GAAP	Consolidated GAAP	Consolidation Adjustments	Deconsolidated Non-GAAP
Revenues
Management fees	$4,027	$60,085	$64,112	$6,646	$62,588	$69,234
Net investment income	302	15,381	15,683	256	8,356	8,612
Total net revenues	4,329	75,466	79,795	6,902	70,944	77,846
Expenses
Compensation and benefits	23,715	—	23,715	21,227	—	21,227
Professional services	4,918	—	4,918	3,374	—	3,374
General and administrative expenses	7,899	—	7,899	5,290	—	5,290
Depreciation and amortization	8,914	—	8,914	12,251	—	12,251
Total expenses	45,446	—	45,446	42,142	—	42,142
Other Income (Expense) and Gain (Loss)
Net gain (loss) on investments at fair value	2,942	(2,942)	—	887	(887)	—
Net gain (loss) on contingent liabilities at fair value	(2,174)	—	(2,174)	1,598	—	1,598
Loss on disposal of fixed assets	—	—	—	—	—	—
Corporate interest expense	(3,667)	—	(3,667)	(4,394)	—	(4,394)
Net gain on the sale of management contracts	229	—	229	1,386	—	1,386
Other, net	—	—	—	(2)	—	(2)
Net other income (expense) and gain (loss)	(2,670)	(2,942)	(5,612)	(525)	(887)	(1,412)
Operating income (loss)	(43,787)	72,524	28,737	(35,765)	70,057	34,292
Net results of Consolidated Entities	(31,450)	31,450	—	122,925	(122,925)	—
Income (loss) before income taxes	(75,237)	103,974	28,737	87,160	(52,868)	34,292
Income tax (expense) benefit	(21,124)	—	(21,124)	(15,812)	—	(15,812)
Net income (loss)	(96,361)	103,974	7,613	71,348	(52,868)	18,480
Net (income) loss attributable to noncontrolling interest in Consolidated Entities	103,974	(103,974)	—	(52,868)	52,868	—
Net income (loss) attributable to CIFC Corp.	$7,613	$—	$7,613	$18,480	$—	$18,480

The following table presents the reconciliation from GAAP to Deconsolidated Non-GAAP Balance Sheets as of September 30, 2014 and December 31, 2013:

	September 30, 2014			December 31, 2013
(In thousands)	Consolidated GAAP	Consolidation Adjustments	Deconsolidated Non-GAAP	Consolidated GAAP	Consolidation Adjustments	Deconsolidated Non-GAAP
ASSETS
Cash and cash equivalents	$25,143	$—	$25,143	$25,497	$(4,132)	$21,365
Restricted cash and cash equivalents	1,694	—	1,694	1,700	—	1,700
Due from brokers	—	—	—	18,813	(4,985)	13,828
Investments at fair value	28,182	111,836	140,018	16,883	96,248	113,131
Receivables	8,016	4,111	12,127	2,120	3,814	5,934
Prepaid and other assets	3,564	—	3,564	5,104	(222)	4,882
Deferred tax asset, net	52,613	—	52,613	57,675	—	57,675
Equipment and improvements, net	4,106	—	4,106	4,261	—	4,261
Intangible assets, net	17,280	—	17,280	25,223	—	25,223
Goodwill	76,000	—	76,000	76,000	—	76,000
Subtotal	216,598	115,947	332,545	233,276	90,723	323,999
Total assets of Consolidated Entities	13,070,443	(13,070,443)	—	11,366,912	(11,366,912)	—
TOTAL ASSETS	$13,287,041	$(12,954,496)	$332,545	$11,600,188	$(11,276,189)	$323,999
LIABILITIES
Due to brokers	$2,460	$—	$2,460	$5,499	$(4,991)	$508
Accrued and other liabilities	18,494	—	18,494	15,197	(270)	14,927
Deferred purchase payments	1,435	—	1,435	1,179	—	1,179
Contingent liabilities at fair value	13,245	—	13,245	16,961	—	16,961
Long-term debt	120,000	—	120,000	139,164	—	139,164
Subtotal	155,634	—	155,634	178,000	(5,261)	172,739
Total non-recourse liabilities of Consolidated Entities	12,698,130	(12,698,130)	—	11,114,435	(11,114,435)	—
TOTAL LIABILITIES	12,853,764	(12,698,130)	155,634	11,292,435	(11,119,696)	172,739
EQUITY
Common stock	25	—	25	21	—	21
Treasury stock	(914)	—	(914)	(914)	—	(914)
Additional paid-in capital	987,749	—	987,749	963,011	—	963,011
Retained earnings (deficit)	(809,949)	—	(809,949)	(810,858)	—	(810,858)
TOTAL CIFC CORP. STOCKHOLDERS’ EQUITY	176,911	—	176,911	151,260	—	151,260
Noncontrolling interest in Consolidated Funds	203,258	(203,258)	—	5,107	(5,107)	—
Appropriated retained earnings (deficit) of Consolidated Entities	53,108	(53,108)	—	151,386	(151,386)	—
TOTAL EQUITY	433,277	(256,366)	176,911	307,753	(156,493)	151,260
TOTAL LIABILITIES AND EQUITY	$13,287,041	$(12,954,496)	$332,545	$11,600,188	$(11,276,189)	$323,999

Liquidity and Capital Resources

As of September 30, 2014, total GAAP cash and cash equivalents decreased by $0.4 million to $25.1 million from $25.5 million as of December 31, 2013. Operating cash flows used for the nine months ended September 30, 2014 was $1.2 billion, which was primarily driven by the Consolidated Entities' utilization of $6.9 billion of cash to purchase investments and the receipt of $5.6 billion in cash proceeds from the sale of investments. In addition, financing activities generated net cash proceeds of $1.2 billion which was primary driven by the Consolidated Entities receiving $3.9 billion of proceeds and utilizing $2.8 billion to repay long-term debt during the period. In addition, we paid $5.9 million of contingent liabilities (for merger and acquisition related fee sharing arrangements) and $6.7 million of dividends. During the nine months ended September 30, 2014, we also paid income taxes of $17.3 million.
The table below is a reconciliation of selected cash flows data for the nine months ended September 30, 2014 from GAAP to Non-GAAP:

	For the Nine Months Ended September 30,
(In thousands)	GAAP	Consolidation Adjustments	Deconsolidated Non-GAAP
Cash and Cash Equivalents, Beginning	$25,497	$(4,132)	$21,365

Net cash provided by/(used in) Operating Activities	(1,151,418)	1,186,168	34,750
Net cash provided by/(used in) Investing Activities	(58,808)	38,910	(19,898)
Net cash provided by/(used in) Financing Activities	1,209,872	(1,220,946)	(11,074)
Net change in Cash and Cash Equivalents	(354)	4,132	3,778

Cash and Cash Equivalents, End	$25,143	$—	$25,143

During the nine months ended September 30, 2014, total deconsolidated non-GAAP cash and cash equivalents increased by $3.7 million to $25.1 million from $21.4 million as of December 31, 2013. For the nine months ended September 30, 2014, de-consolidated non-GAAP cash flows from operations was $34.8 million. Our net investment activity in CIFC managed CLO equity, warehouses and funds during the nine months was $19.3 million. We paid down $5.9 million of contingent liabilities (related to fee sharing arrangements) and paid dividends of $6.7 million. In addition, we received approximately $0.8 million in proceeds from the exercise of options and the extension of DFR Holdings' warrants.
During the nine months ended September 30, 2014, our investments increased by $26.9 million. During the year, we increased our investments in warehouses and seeded additional capital in our credit funds by selling our investments in certain CLO residual interests. Our investments as of September 30, 2014 and December 31, 2013 are as follows ($ in thousands):

Non-GAAP (1)	September 30, 2014	December 31, 2013	Change
CIFC Managed CLO Equity (Residual Interests)	$22,452	$44,292	$(21,840)
Warehouses (2)(3)	72,878	32,529	40,349
Other loan-based products (3)	44,688	36,310	8,378
Total	$140,018	$113,131	$26,887

Explanatory Notes:
________________________________

(1)	Pursuant to GAAP, investments in consolidated CLOs, warehouses and certain other loan-based products are eliminated from "Investments at fair value" on our Consolidated Balance Sheets.

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

(3)
As of September 30, 2014 and December 31, 2013, $28.2 million and $16.9 million, respectively, of our investments in funds and warehouses was not consolidated and included on our Consolidated Balance Sheets.

Other Sources and Uses of Funds

Deferred Purchase Payments—In April 2011, we entered into a merger (the "Merger") with Commercial Industrial Finance Corp. ("Legacy CIFC"). As a result of the Merger, Legacy CIFC became CIFCAM, a wholly-owned subsidiary of CIFC. The consideration for the Merger included the payment to CIFC Parent Holdings LLC ("CIFC Parent"), the sole stockholder of Legacy CIFC, of $7.5 million of cash payable in three equal installments of $2.5 million (subject to certain adjustments). During nine months ended September 30, 2013, we made the final deferred purchase payment related to the Merger of $2.5 million leaving no remaining amounts outstanding under this agreement.

In March 2010, we entered into an acquisition and investment agreement with DFR Holdings LLC ("DFR Holdings") and CNCIM pursuant to which we agreed to acquire all of the equity interests in CNCIM from DFR Holdings. The consideration for the CNCIM acquisition includes deferred purchase payments totaling $7.5 million in cash payable in five equal annual installments beginning in December 2010. The final remaining installment of $1.5 million is payable on December 9, 2014. As of September 30, 2014 and December 31, 2013, the fair value of the remaining deferred purchase payments of $1.4 million and $1.2 million, respectively, was included in the Condensed Consolidated Balance Sheets.

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

During the three and nine months ended September 30, 2014, we made total payments of $1.5 million and $5.4 million, respectively, and during the three and nine months ended September 30, 2013, we made total payments of $2.9 million and $10.7 million, respectively, related to these contingent liabilities. As of September 30, 2014, there are no remaining payments under item (i) and we made cumulative payments of $11.9 million under item (ii) to date.

In addition, we also assumed contingent liabilities during the merger that primarily represent contingent consideration related to Legacy CIFC’s acquisition of CypressTree in December 2010. The assumed contingent liabilities are based on a fixed percentage of certain management fees from the CypressTree CLOs. These fixed percentages vary by CLO. From the Merger Closing Date to June 2013 the minimum fixed percentage was 55%, and effective July 2013, the minimum fixed percentage was 39%. During the three and nine months ended September 30, 2014, we made payments of $0.1 million and $0.5 million, respectively, and during the three and nine months ended September 30, 2013, we made payments of $0.6 million and $2.4 million, respectively, related to these contingent liabilities.

Long-Term Debt—The following table summarizes our long-term debt:

	September 30, 2014			December 31, 2013
	Carrying Value	Current Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Carrying Value	Current Weighted Average Borrowing Rate	Weighted Average Remaining Maturity
	(In thousands)		(In years)	(In thousands)		(In years)
Recourse debt:
March Junior Subordinated Notes (1)	$95,000	1.00%	21.1	$95,000	1.00%	21.8
October Junior Subordinated Notes (2)	25,000	3.74%	21.1	25,000	3.73%	21.8
Total Subordinated Notes Debt	$120,000	1.57%	21.1	$120,000	1.57%	21.8

Convertible Notes (3)	n/a	—%	n/a	$19,164	10.00%	3.9
Total recourse debt	$120,000			$139,164

Non-recourse Consolidated Entities' debt:
Consolidated CLOs (4)	$11,965,205	1.70%	8.7	$10,336,453	1.43%	8.3
Warehouses (5)	71,183	1.57%	n/m	148,522	1.30%	n/m
Total non-recourse Consolidated Entities' debt	$12,036,388	1.70%	8.7	$10,484,975	1.43%	8.3
Total long-term debt	$12,156,388			$10,624,139

Explanatory Notes:
________________________________

(1)	March Junior Subordinated Notes bear interest at an annual rate of 1% through April 30, 2015 and 3 month LIBOR plus 2.58% until maturity on October 30, 2035.

(2)	October Junior Subordinated Notes bear interest at an annual rate of 3 month LIBOR plus 3.50% and mature on October 30, 2035.

(3)
The Convertible Notes were converted on July 12, 2014 (see below). As of December 31, 2013, the Convertible Notes were recorded net of a discount of $5.8 million, and paid interest at the stated rate of 10.00%. Including the discount, the effective rate of interest was 18.14%.

(4)
Long-term debt of the Consolidated CLOs is recorded at fair value. The subordinated notes of Consolidated CLOs do not have a stated interest rate. Therefore, they are excluded from the calculation of the weighted average borrowing rate. As of September 30, 2014 and December 31, 2013, the par value of the Consolidated CLOs long-term debt (including subordinated notes) was $12.5 billion and $10.9 billion, respectively.

(5)
Long-term debt of warehouses not held by us is recorded at fair value. The fair value excludes the preferred shares of Warehouse(s) outstanding as of each respective period not held by us, which have a par value of $24.6 million and $67.5 million as of September 30, 2014 and December 31, 2013, respectively. They do not have a stated interest rate and are excluded from the calculation of the weighted average borrowing rate.

Convertible Notes—During the second quarter of 2014, we gave notice to our convertible note holder of our intention to redeem the notes at their full par value and on July 12, 2014, the note holder, DFR Holdings, exercised its right to convert the notes into shares of our common stock. During the three months ended September 30, 2014, we issued 4,132,231 shares of our common stock on the conversion of $25.0 million of Convertible Notes.
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

Lease Commitments—The future minimum commitments under our lease agreement are as follows:

(In thousands)
2014 (3 months remaining)	$402
2015	1,607
2016	1,607
2017	1,607
2018	1,680
Thereafter	7,010
$13,913

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

Related Party Transactions

DFR Holdings—As of September 30, 2014 and December 31, 2013, DFR Holdings owned approximately 18.8 million and 14.7 million, respectively, of shares of our common stock. On July 12, 2014, we converted its $25.0 million aggregate principal amount of Convertible Notes into 4.1 million shares of our common stock. In addition, for both periods, DFR Holdings held warrants that provide the holder the right to purchase 2.0 million shares of our voting common stock which were scheduled to expire on September 24, 2014. On September 22, 2014, the warrants were extended to September 24, 2015 in exchange for cash of $0.2 million (see "Item 1—Consolidated Financial Statements—Note 11").

As such, related party transactions also included (i) the interest expense on the Convertible Notes of $0.1 million and $1.9 million, respectively, during the three and nine months ended September 30, 2014 and $0.9 million and $2.6 million, respectively, during the three and nine months ended September 30, 2013, (ii) deferred purchase payments (see above—Deferred Purchase Payments and Contingent Liabilities and Other Commitments), and (iii) quarterly dividends (see "Item 1—Consolidated Financial Statements—Note 11"). For the three and nine months ended September 30, 2013, total management fees from related parties were approximately $12,000 and $37,000, respectively. We did not earn any management fees from DFR Holdings for the three and nine months ended September 30, 2014.

On August 15, 2014, we entered into a consulting agreement with DFR Holdings whereby DFR Holdings agreed to provide us with ongoing advisory services such as the participation in financial, tax and strategic planning/budgeting, investor interface, new product initiatives, fund raising and recruiting. As part of the consulting agreement, which was retroactively effective as of January 1, 2014, we are required to pay DFR Holdings a quarterly advisory fee of $0.5 million. For the three and nine months ended September 30, 2014, we incurred an aggregate fee of $1.5 million for the first three calendar quarters of the year.

In addition, pursuant to the Third Amended Restated Stockholders Agreement with DFR Holdings dated December 2, 2013, we agreed to nominate to our Board of Directors six directors designated by DFR Holdings ("DFR Designees"). The number of directors that can be designated by DFR Holdings will be reduced in the event that DFR Holdings decreases its ownership (on a diluted basis) in CIFC. If DFR Holdings' ownership falls below 5%, it will lose the right to designate any director. During the three and nine months ended September 30, 2014, the DFR Designees earned an aggregate $0.2 million and $0.5 million, respectively, related to their services.

CIFC Parent—As of both September 30, 2014 and December 31, 2013, CIFC Parent did not own common shares of CIFC. However, during the nine months ended September 30, 2013, CIFC Parent held 9.1 million shares of the our common stock and invested in CLOs managed by us.

As such, related party transactions for the three and nine months ended September 30, 2014, included (i) contingent liabilities payments to CIFC Parent (see above—Deferred Purchase Payments and Contingent Liabilities and Other Commitments), (ii) CIFC Parent's investment of $1.3 million in two Consolidated Funds managed by CIFC as of September 30, 2014, (iii) fees to us for providing certain administrative services to CIFC Parent, and (iv) profits interests in CIFC Parent granted during 2011 to certain of our employees (see "Item 1—Condensed Consolidated Financial Statements—Note 11"). As of September 30, 2014 and December 31, 2013, total management fee receivables due from related parties was approximately $25,000 and $167,000, respectively. For the three and nine months ended September 30, 2014, total management fees from related parties was approximately $12,500 and $37,500, respectively, and for the three and nine months ended September 30, 2013, total management fees from related parties was approximately $28,000 and $120,000, respectively.
Other—As of September 30, 2014 and December 31, 2013, a board member purchased $1.0 million of income notes in one of our sponsored CLOs, CIFC Funding 2013-II, Ltd., through an entity in which he is a 50% equity holder.
Funds—As of September 30, 2014, employees and directors of CIFC invested an aggregate $3.5 million in three different funds which CIFC invested in and manages. Employees are not charged a management fee on their investment. Directors were charged a fee, similar to certain other investors. For the three and nine months ended September 30, 2014, that amount was de minimis.
Off-Balance Sheet Arrangements
As of September 30, 2014, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose or VIEs, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of September 30, 2014, we did not guarantee any obligations of unconsolidated entities, enter into any commitments or express intent to provide additional funding to any such entities.
Subsequent Events
Subsequent to quarter end, we declared a cash dividend of $0.10 per common share. The dividend will be paid on December 15, 2014 to shareholders of record as of the close of business on November 25, 2014.

The suit filed in June 2013 against us (and certain of our affiliates and directors) with the Supreme Court of the State of New York, County of New York and later removed to the United States District Court in the Southern District of New York, by Nga Tran-Pedretti, a former employee, alleging, among other things, employment discrimination, sexual harassment, wrongful discharge, fraud, breach of fiduciary duty and various securities law violations was settled subsequent to quarter end.
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

A summary of our critical accounting estimates is included in our Annual Report on Form 10-K for the year ended December 31, 2013, in Management's Discussion and Analysis of Financial Condition. There have been no significant changes to our critical accounting estimates as of September 30, 2014.

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

PART II. Other Information

Item 1.    Legal Proceedings

The suit filed in June 2013 against us (and certain of our affiliates and directors) with the Supreme Court of the State of New York, County of New York and later removed to the United States District Court in the Southern District of New York, by Nga Tran-Pedretti, a former employee, alleging, among other things, employment discrimination, sexual harassment, wrongful discharge, fraud, breach of fiduciary duty and various securities law violations was settled subsequent to quarter end.

Item 1A.    Risk Factors
There have been no material changes in our risk factors from those disclosed in Part I—Item 1A. Risk Factors of our 2013 Form 10-K.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

No common shares were repurchased during the three and nine months ended September 30, 2014.

The indentures governing our Junior Subordinated Notes contain limits on share repurchases, subject to a number of exceptions and conditions. The share repurchases allowed under the share repurchase program are within these limits.

Item 3. Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures
None.
Item 5.    Other Information
None.

Item 6.    Exhibits

Ex. No.	Description of Exhibit
10.1	Amended and Restated Warrant to Purchase Common Stock of CIFC Corp. (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 23, 2014).
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

***101.0
Financial statements from the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2014, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets (unaudited); (ii) the Condensed Consolidated Statements of Operations (unaudited); (iii) the Condensed Consolidated Statements of Equity (unaudited), (iv) the Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited), (v) the Condensed Consolidated Statements of Cash Flows (unaudited); and (vi) the Notes to Condensed Consolidated Financial Statements (unaudited) furnished herewith.

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

CIFC CORP.
(Registrant)

Date:	November 14, 2014	By:	/s/ STEPHEN J. VACCARO
Stephen J. Vaccaro, Co-President
(Principal Executive Officer)

Date:	November 14, 2014	By:	/s/ OLIVER WRIEDT
Oliver Wriedt, Co-President
(Principal Executive Officer)

Date:	November 14, 2014	By:	/s/ RAHUL AGARWAL
Rahul Agarwal, Chief Financial Officer
(Principal Financial and Accounting Officer)