Form 10-K
period 2014-12-31
CIFC Corp.
filed 2015-03-18
CIK 1313918

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of the outstanding common equity held by non-affiliates of the registrant was $54.1 million based on the number of shares held by non-affiliates of the registrant as of June 30, 2014, and based on the reported last sale price of the common stock on June 30, 2014, which is the last business day of the registrant's most recently completed second fiscal quarter.
There were 25,293,959 shares of the registrant’s common stock outstanding as of March 9, 2015.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant's proxy statement for the registrant's 2014 Annual Meeting of Stockholders are incorporated by reference in Items 10, 11, 12, 13, and 14 of Part III.

CIFC CORP.

2014 ANNUAL REPORT ON FORM 10-K

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

PART I. Financial Information
Item 1. Business
Overview
CIFC Corp. (“CIFC” and, together with its subsidiaries, “we” or "us" ) is a Delaware corporation headquartered in New York City. We are a fundamentals-based, relative value, alternative credit manager. Our primary business is to provide investment management services for investment products. We manage assets for various types of investors, including pension funds, hedge funds, other asset management firms, banks, insurance companies and other types of institutional investors across the world.
Our assets under management (“AUM”) are primarily comprised of Collateralized Loan Obligations ("CLOs"). In addition, we manage credit funds, separately managed accounts ("SMAs"), and other-loan based products (together, with credit funds and SMAs, "Non-CLO products"). We manage these credit products through opportunistic investment strategies where we seek to generate both current income and capital appreciation, primarily through senior secured corporate loans (“SSCLs”) investments and, to a lesser extent, other investments. We also manage Collateralized Debt Obligations (“CDOs”) which we do not expect to issue in the future.

We have three primary sources of revenue: management fees, incentive fees and investment income. Management fees are generally earned based on the amount of assets managed (or AUM), incentive fees are earned based on the performance of the funds and investment income is earned based on the performance of our direct investment in our products.

As of December 31, 2014, DFR Holdings LLC ("DFR Holdings"), on a fully-diluted basis, owned approximately 70% of CIFC's diluted shares outstanding.
The following are significant historical transactions we have entered into:

•
Prior to 2012, we acquired an investment manager, Columbus Nova Credit Investments Management, LLC (the "CNCIM Acquisition") and completed a merger (the “Merger”) with Commercial Industrial Finance Corp. (“Legacy CIFC”), an asset manager. In acquiring Legacy CIFC, we also acquired CypressTree Investment Management, LLC ("CypressTree"), a credit asset manager that Legacy CIFC acquired in 2010. With the Merger, we have four asset management subsidiaries: CIFC Asset Management LLC ("CIFCAM"), Columbus Nova Credit Investments Management, LLC (“CNCIM”), CypressTree Investment Management, LLC and Deerfield Capital Management LLC ("DCM"). In addition, we exited non-core and other activities, such as the sales of (1) our rights to manage our sole European CLO, Gillespie CLO PLC (“Gillespie”) in January 2012, and (2) our investments in (and our rights to manage) the DFR Middle Market CLO Ltd. (“DFR MM CLO”) in February 2012.

•
During 2013, DFR Holdings purchased 9,090,909 shares of our outstanding common stock from CIFC Parent Holdings LLC (“CIFC Parent”, which was a significant stockholder prior to this transaction). In addition, DFR Holdings purchased 1,000,000 shares of our outstanding common stock and 2,000,000 warrants from an affiliate of General Electric Capital Corporation (“GE Capital”), which represented GE Capital's entire shareholding in CIFC. During 2014, DFR Holdings exercised its right to convert the $25.0 million aggregate principal amount of Convertible Notes into 4,132,231 shares of Common Stock (see Item 8. Financial Statements and Supplementary Data - Note 11, 12 and 16). Following these transactions, as of December 31, 2014, DFR Holdings, on a fully-diluted basis, owned approximately 70% of our shares.

Core Asset Management Activities

We establish and manage investment products for various types of investors, including pension funds, hedge funds, other asset management firms, banks, insurance companies and other types of institutional investors located around the world. Management fees from our investment products are as follows:

CLOs - For additional information on the structure of a CLO see below—Collateralized Loan Obligations for further details. The management fees paid to us by these investment products are our primary source of revenue and are generally paid on a quarterly basis for as long as we manage the products. Management fees on CLOs typically consist of senior and subordinated management fees based on the amount of assets held in the investment product and, in certain cases, include incentive fees based on the returns generated for certain investors.

Management fees differ from product to product, but in general, for CLOs, the primary investment product we manage, consist of the following (before fee sharing arrangements, if any):

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

Non-CLO products - We also earn management fees and incentive allocation on our credit funds which differ from product to product.

CDOs - Management fees on the CDOs we manage also differ from product to product, but in general they consist of a senior management fee (payable before the interest payable on the debt securities issued by such CDOs) that ranges from 5 to 25 basis points annually of the principal balance of the underlying collateral of such CDOs and a subordinated management fee (payable after the interest payable on the debt securities issued by such CDOs and certain other expenses) that ranges from 5 to 35 basis points annually of the principal balance of the underlying collateral of such CDOs. Only a limited number of the CDOs we manage paid subordinated management fees. We do not expect to issue CDOs in the future.

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

CLOs typically issue multiple tranches of debt and subordinated note securities with varying ratings and levels of subordination to finance the purchase of investments. These securities receive interest and principal payments from the CLO in accordance with an agreed upon priority of payments, commonly referred to as a “waterfall.” While the CLOs themselves, not us, issue these securities, in accordance with standard practice in our industry we sometimes refer to "CIFC" or "we" as issuing CLOs and/or CLO securities. The most senior notes, generally rated AAA/Aaa, commonly represent the majority of the total liabilities of the CLO. This tranche of notes is generally issued at a specified spread over LIBOR and normally has the first claim on the earnings on the CLO’s investments after payment of certain "senior" fees and expenses. The mezzanine tranches of rated notes generally have ratings ranging from AA/Aa to BB/Ba and also are usually issued at a specified spread over LIBOR with higher spreads paid on the tranches with lower ratings. Each tranche is typically only entitled to a share of the earnings on the CLO’s investments if the required interest and principal payments have been made on the more senior tranches. The most junior tranche can take the form of either subordinated notes or preference shares and is commonly referred to as the CLO’s “subordinated notes”, "equity" or "residual interests." The subordinated notes generally do not have a stated coupon but are entitled to residual cash flows from the CLOs’ investments after all of the other tranches of notes and certain other fees and expenses are paid. While the majority of the subordinated notes of the CLOs we manage are owned by third parties, we do own a portion of the subordinated note tranches of certain of the CLOs we manage. Our investments and beneficial interests in the Consolidated CLOs we manage was $25.5 million and $49.5 million as of December 31, 2014 and 2013, respectively. See Item 8—"Financial Statements and Supplementary Data—Note 4" for additional details on CLOs and other Consolidated Variable Interest Entities ("VIEs" or "VIE").

CLOs, which are designed to serve as investments for third party investors, generally have an investment manager to select and actively manage the underlying assets to achieve target investment performance. In exchange for these services, CLO managers typically receive three types of management fees: senior management fees, subordinated management fees and incentive fees (described above). CLOs also generally appoint a custodian, trustee and collateral administrator, who are responsible for holding the CLOs' investments, collecting investment income and distributing that income in accordance with the respective CLO's waterfall.

Fee Earning Assets Under Management

Fee Earning Assets Under Management ("Fee Earning AUM" or "AUM") refers to the assets managed by us on which we are paid management fees and/or incentive fees. Generally, with respect to CLOs, management fees are paid to CIFC based on the aggregate collateral balance at par plus principal cash, and with respect to Non-CLO funds, the value of the assets in such funds (excluding non-fee earning AUM such as our investments).
The following table summarizes the Fee Earning AUM by significant investment product category (1)(2):

	December 31, 2014		December 31, 2013
	Number of Accounts	Fee Earning AUM	Number of Accounts	Fee Earning AUM
		(In thousands)		(In thousands)
Post 2011 CLOs	13	$7,402,986	8	$4,127,951
Legacy CLOs (3)	19	4,960,877	20	6,811,382
Total CLOs	32	12,363,863	28	10,939,333
Credit Funds & SMAs (4)	8	593,456	5	406,857
Other Loan-Based Products (4)	2	719,170	1	699,669
Total Non-CLOs (4)	10	1,312,626	6	1,106,526
Total Loan-Based AUM	42	13,676,489	34	12,045,859
ABS and Corporate Bond CDOs	8	687,555	8	802,821
Total Fee Earning AUM	50	$14,364,044	42	$12,848,680

Explanatory Notes:
_________________________________

(1)	We do not expect to issue new CDOs in the future. Fee Earning AUM on CDOs is expected to continue to decline as these funds run-off per their contractual terms.

(2)	Fee Earning AUM is based on latest available monthly report issued by the trustee or fund administrator prior to the end of the period, and may not tie back to Consolidated GAAP financial statements.

(3)	Legacy CLOs represent all managed CLOs issued prior to 2011, including CLOs acquired since 2011 but issued prior to 2011.

(4)	Management fees for Non-CLO products vary by fund and may not be similar to a CLO.

Fee Earning AUM activity is as follows:

	December 31, 2014	December 31, 2013
	(in thousands)
Total loan-based AUM - Beginning Balance	$12,045,859	$11,844,898
CLO New Issuances	3,249,990	2,530,869
CLO Principal Paydown	(1,761,162)	(2,013,497)
CLO Calls, Redemptions and Sales	(86,693)	(681,167)
Fund Subscriptions	206,918	494,161
Fund Redemptions	(26,625)	(10,354)
Other (1)	48,202	(119,051)
Total loan-based AUM - Ending Balance	13,676,489	12,045,859
Total CDOs - Ending Balance	687,555	802,821
Total Fee Earning AUM - Ending Balance	$14,364,044	$12,848,680

Explanatory Note:
_________________________________
(1)     Other includes changes in collateral balances of CLOs between periods and market value changes in certain Non-CLO products.

Investment Approach

Our investment processes are overseen by our Investment Research, Portfolio Management and Trading teams. Under our analytical framework, each new investment opportunity is first screened and, if it passes initial review, subsequently voted on by the firm's Investment Committee. Our investment team includes over 25 professionals with an average 14 years of credit experience. CIFC's investment team is led by its Co-President, Steve Vaccaro, who has 36 years of relevant credit experience and has been with CIFC since inception. CIFC’s top three senior credit analysts average 18 years of relevant experience. The Head of Investment Research and Head of Special Situations average 25 years of credit experience. When evaluating the suitability of an investment and subject to an account's individual investment objectives and parameters, we typically:

•
employ underwriting discipline based on (i) fundamental credit analysis, which assesses each borrower's debt servicing capability, (ii) fundamental value, (iii) the magnitude and prospective volatility of the “value cushion” (a CIFC term for junior capital supporting each investment) and (iv) identifying and selecting investment candidates whose value cushion is robust and durable;

•	utilize internally-developed risk ratings based on individual obligor assessment, without undue reliance on credit rating agencies;

•	diversify investment portfolios by avoiding concentration imbalances, on-going active portfolio management and utilization of proprietary tools; and

•	continuously re-assess and adjust portfolios by identifying relative value differentials, market inefficiencies and technical imbalances.

When any weakness is identified with the credits, we evaluate whether to sell or hold such loans to maximize our recovery. Our portfolio management and trading team works closely with our credit research team from the date an investment is made until the time it is exited in order to ensure that performance of each investment is closely monitored and our clients' investment objectives are met.

Competition
We compete for asset management clients and AUM with numerous other asset managers, including those affiliated with major commercial banks, broker-dealers, other financial institutions and larger, diversified alternate asset managers. The factors considered by clients in choosing us or a competitor include the past performance of the products we manage, historical lower default rate than the industry, the background and experience of our key portfolio management personnel, our experience in managing a particular product type, our reputation in the fixed income asset management industry, our management fees and the structural features of the investment products that we offer. Some of our competitors have greater portfolio management resources than us, have managed client accounts for longer periods of time, have experience over a wider range of products than us or have other competitive advantages over us.
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
Governmental Regulations—Each of CIFCAM, DCM, CypressTree and CNCIM (collectively, referred to herein as the "Advisers") are registered, either directly or as a relying adviser, with the U.S. Securities and Exchange Commission's (the "SEC") as an investment adviser. In these capacities, the Advisers are subject to various regulatory requirements and restrictions with respect to our asset management activities, periodic regulatory examinations and other laws and regulations. In addition, investment vehicles managed by the Advisers are subject to various securities and other laws. Parts 1 and 2 of the Advisers Form ADV is publicly available on the SEC Investment Advisers Public Disclosure website (www.adviserinfo.sec.gov) or upon request to us using the contact information below.
Employees
As of December 31, 2014, we had 75 full-time employees.
Available Information
Our principal executive offices are located at 250 Park Avenue, New York, New York 10177.

CIFC files annual, quarterly and current reports, proxy statements and other information required by the Securities Exchange Act of 1934, as amended , with the SEC. Readers may read and copy any document that CIFC files at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549, U.S.A. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room. Our SEC filings are also available to the public from the SEC’s internet site at http://www.sec.gov.

Our website is www.cifc.com. We make available free of charge, on or through the "Our Shareholders/SEC Filings" section of our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such materials with, or furnish to, the SEC. Also posted on our website, and available in print upon request to our Compliance Department, are the charters for our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee and our Code of Ethics, which governs our directors, officers and employees. Within the time period required by the SEC and the NASDAQ Stock Market LLC ("NASDAQ"), we will post on our website any amendment to our Code of Ethics and any waiver applicable to our senior financial officers, and our executive officers or directors. In addition, information concerning purchases and sales of our equity securities by our directors and Section 16 reporting officers is posted on our website. Information on our website is not part of this Annual Report and is not deemed incorporated by reference into this Annual Report or any other public filing made with the SEC.

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
Our business and financial performance may be adversely affected by market, economic and other industry conditions. While adverse effects of the recent financial crisis have abated to a significant degree, global financial markets have experienced heightened volatility in recent years. Although default rates are inside of historical average, changes to geopolitical situations and in fiscal or monetary policies could have unpredictable consequences for credit markets and negatively impact our business.
Periods of difficult market conditions or slowdowns (which may be across one or more industries, sectors or geographies), would increase the risk of default. Difficult economic conditions could also adversely affect our operating results by causing (i)decreases in the market value of investments held by our funds (ii) reduction in transaction volumes (iii) redemptions in our open ended credit funds and SMAs and (iv) reduction in our assets under management, lowering management fees payable by our funds.
Changes in CLO spreads and an adverse market environment could continue to make it difficult for the Advisers and other investment managers to launch new CLOs.
        The ability to issue new CLOs is dependent, in part, on the amount by which the interest earned on the investments held by the CLO exceeds the interest payable by the CLO on the debt obligations it issues to investors and the CLO's other expenses, as well as other factors. If this excess (also known as a CLO's “arbitrage”) is not sufficient, the proposed CLO will not be attractive to investors and thus cannot be issued. There may be sustained periods when CLO arbitrage will not be sufficient for the Advisers to issue new CLOs, which could materially impair the Advisers' business. During the most recent financial crisis, there was a dislocation in the credit market that significantly impeded CLO formation. Although market conditions have improved, the dislocation in credit markets could return and continue for a significant period of time. Renewed dislocation of these markets could adversely impact our results of operations and financial condition.
We operate in highly competitive markets, compete with larger institutions and we may not be able to grow our assets under management ("AUM").
        The alternative asset management industry is intensely competitive and subject to rapid change. Many firms offer similar and additional asset management products and services to the same types of clients that we target. We currently focus almost exclusively on managing SSCLs and related financial instruments, which is in contrast to numerous other asset managers with comparable AUM, which have significant background and experience in both the equity and debt markets. In addition, many of our competitors have or may in the future develop greater financial and other resources, more extensive distribution capabilities, more effective marketing strategies, more attractive investment vehicle structures and broader name recognition. Many of our competitors are substantially larger than us, have considerably more financial and other resources and may have investment objectives that overlap with ours, which may create competition for investment opportunities with limited supply. Some competitors may have a lower cost of funds and access to funding sources that are not available to us, and may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. The competitive pressures we face could adversely affect our business, financial condition and results of operations. Additionally, if other asset managers offer services and products at more competitive prices than us, we may not be able to maintain our current fee structure. Investment strategies and products, including CLOs, that had historically been attractive to investors may lose their appeal for various reasons. In such case, we would have to develop new strategies and products in order to remain competitive. It could be both expensive and difficult for us to develop new strategies and products, and we may not be successful in this regard. Finally, poor performance of our funds could also make it more difficult for us to raise new AUM. These competitive and other pressures could adversely affect our business, financial condition and results of operations.
      Currently, the substantial majority of our investment products are CLOs that cannot be redeemed or terminated by investors unless certain conditions are met or they are not yet redeemable or terminable by investors at all. However, with the passage of time or upon the satisfaction of such conditions, these investment products will be redeemed, and we will no longer receive management fees related to these products. In addition, the prepayment of the assets contained in the CLOs we manage and our inability to reinvest the proceeds of such prepayments in accordance with the investment guidelines of the CLOs will reduce the asset base on which our fees are paid and thus the amount of our management fees. If we are unable to launch new products and grow AUM to sufficiently replace lost AUM, our revenues will decline.

A reduction in the amount or value of assets in the investment products we manage could significantly reduce our management fees and incentive fees and adversely affect our financial performance.
        Our success depends on our ability to earn management fees from the investment products we manage for third party investors. Such fees generally consist of payments based on the amount of assets in the investment product (known as management fees and/or advisory fees) and, in certain cases, on the returns generated for certain investors in the investment product (incentive fees). If there is a reduction in a product's assets, there will be a corresponding reduction in our management fees from the account and a likely reduction in our incentive fees, if any, relating to the product, since the smaller the product's asset base, the smaller the potential profits earned by the product. There could be a reduction in a product's assets resulting from the prepayment of the assets in the product if we are unable to reinvest the prepayment proceeds, due to a forced liquidation of the assets in the product or due to poor investment performance, including downgrades of ratings assigned to the assets and/or portfolios the Advisers manage. As a result, a reduction in the value of assets in the investment products we manage and management fees, and the failure of the Advisers' investment products to perform well both on an absolute basis and in relation to competing products, may adversely affect our business and financial performance.
Our existing recourse indebtedness and the inability to access capital markets could restrict our business activities or adversely affect our financial performance.
        As of December 31, 2014 and 2013, we had approximately $120.0 million and $145.0 million, respectively, of outstanding recourse indebtedness. On July 12, 2014, we converted our $25.0 million full par value of Convertible Notes into 4,132,231 shares of our common stock. $25.0 million of our Junior Subordinated Notes currently bear interest at a variable interest rate and $95.0 million will begin to bear interest at a variable interest rate after April 30, 2015, which may subject us to interest rate risk and increase our debt service obligations if such interest rate increases. In addition, the debt instruments governing our indebtedness contain covenants that may restrict our business activities, and our failure to comply with these covenants could result in a default under our indebtedness. Furthermore, we are permitted by the terms of our Junior Subordinated Notes and our other debt instruments to incur additional indebtedness, however, the proceeds of such indebtedness are subject to the limits on restricted payments of the Junior Subordinated Notes. Our inability to generate sufficient cash flow to satisfy our debt obligations, to refinance our debt obligations or to access capital markets or otherwise obtain additional financing on commercially reasonable terms could adversely affect our financial condition, operating results and cash flows. Additionally, our return on investments and available cash flow may be reduced to the extent that changes in market conditions increase the cost of our financing relative to the income that can be derived from the assets acquired.
Our business could be impaired if we are unable to attract and retain qualified personnel.
        We depend on the diligence, experience, skill and network of business contacts of our executive officers and employees for the evaluation, negotiation, structuring and monitoring of our investments and the operation of our business. Additionally, certain of our investment management contracts may be tied to the retention of certain key employees. The management of our investment products is undertaken by our Investment Research, Portfolio Management and Trading teams, consisting of various investment research and portfolio management and trading personnel, none of whom are bound by employment agreements. The loss of a particular member or members of such teams could cause investors in the product to withdraw all or a portion of their investment in the product, and adversely affect the marketing of the product to new investors and the product's performance. In the case of certain CLOs, we can be removed as investment adviser upon the loss of specified key employees. In addition to the loss of specific investment research and portfolio management and trading team members, the loss of one or more members of our senior management involved in supervising the teams and operating our business could have similar adverse effects on our investment products or our business. We have experienced turnover in certain members of our senior management over the past 18 months. If turnover continues, our business and financial performance could be adversely affected.
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
        We operate in an industry that is highly dependent on information systems and technology. We face various security threats, including cyber security attacks to our information technology infrastructure that are intended to gain access to our proprietary information, destroy data or disable, degrade or sabotage our systems. These security threats could originate from a wide variety of sources, including unknown third parties outside CIFC. Although we have not yet been subject to cyber-attacks or other cyber incidents which, individually or in the aggregate, have materially affected our operations or financial condition, there can be no assurance that the various procedures and controls we utilize to mitigate these threats will be sufficient to prevent disruptions to our systems. If any of these systems do not operate properly or are disabled for an extended period of time or if there is any unauthorized disclosure of data, whether as a result of tampering, a breach of our network security systems, a cyber-incident or attack or otherwise, we could suffer substantial financial loss, increased costs, a disruption of our businesses, liability to our investors, regulatory intervention or reputational damage. In addition, our information systems and technology may not continue to be able to accommodate our growth, and the cost of maintaining such systems may increase from its current level. Such a failure to accommodate growth or an increase in costs related to such information systems, could have a material adverse effect on us.
We depend to a substantial degree on the availability of our office facilities and the proper functioning of our computer and telecommunications systems. Although we have established a significant disaster recovery program, including pursuant to which (i) we have a dedicated offsite location for certain key staff and (ii) data is backed up at a secured off-site location and is accessible remotely, a disaster, such as water damage to our office, an explosion or a prolonged loss of electrical power, could materially interrupt our business operations and cause material financial loss, regulatory actions, reputational harm or legal liability, which, in turn, could depress our stock price. Additionally, we cannot assure holders of our stock that the cost of maintaining those services and technology will not materially increase from its current level. Such an increase in costs related to these information systems could have a material and adverse effect on us.
DFR Holdings, LLC exercises significant influence over us, including through the ability to elect six members of our Board of Directors.
        As of December 31, 2014, our common stock owned by DFR Holdings, LLC represents over 70% of shares in CIFC on a fully diluted basis. The Third Amended and Restated Stockholders Agreement provides that DFR Holdings has the right to designate six directors to the Board. As a result, the directors elected to the Board by DFR Holdings exercise significant influence on matters considered by the Board. DFR Holdings may have interests that diverge from, or even conflict with, our interests and those of our other stockholders.
        Other than requirements to support the nomination, election and removal of directors in accordance with the Third Amended and Restated Stockholders Agreement and to support maintaining our status as a "controlled company" under applicable NASDAQ rules, there are no restrictions on DFR Holdings' ability to vote the common stock owned by them unless there is a conflict of interest. As a result, DFR Holdings, acting alone, would control the outcome of any matter submitted for the vote of our stockholders, including the amendment of our organizational documents, acquisitions or other business combinations involving us and potentially the ability to prevent extraordinary transactions such as a takeover attempt.
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
In July 2010, the U.S. Congress enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), in part to impose significant investment restrictions and capital requirements on banking entities and other organizations that are significant to U.S. financial markets. For instance, the Dodd-Frank Act imposes significant restrictions on the proprietary trading activities pursuant to the “Volker Rule” and other rules and regulations of certain banking entities and subjects other systemically significant organizations regulated by the U.S. Federal Reserve to increased capital requirements and quantitative limits for engaging in such activities. These rules could adversely affect the availability of warehouse financing, the attractiveness of investments in funds we manage and/or the loan market generally. The Dodd-Frank Act also seeks to reform the asset-backed securitization market (including the CLO market) by requiring the retention by the relevant fund sponsor of not less than 5% of the credit risk inherent in the pool of securitized assets and by imposing additional registration and disclosure requirements. In December 2014, the final risk retention rules (the “Risk Retention Rules”) were published and go effective in December 2016. While the full impact of the Dodd-Frank Act cannot be assessed until implementing regulations are released, the new mandatory risk retention requirement as applied to CLOs may result in us having to invest money in CLOs that we manage before or after the effective date of the Risk Retention Rules (including, potentially, in existing CLOs that are refinanced or as to which certain other material events occur after such effective date) that would otherwise be available for other uses.  While the impact of the Risk Retention Rules on us, the loan securitization market and the leveraged loan market generally are uncertain, the Risk Retention Rules may have an adverse effect on our business.

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
        Each Adviser derives a substantial portion of its revenues from investment management agreements that may be terminated on short notice. The “non-call” periods on a significant portion of the CLOs the we manage have elapsed, enabling investors to “call” (i.e., initiate liquidation of) such CLOs on relatively short notice. If a CLO is liquidated, we will cease to earn management fees in respect of such CLO. In addition, with respect to the Advisers' agreements with certain of the funds they manage, an Adviser can be removed without cause by investors that hold a specified amount of the interests issued by the fund. Additionally, the Advisers' agreements with CLOs allow investors that hold a specified amount of securities issued by the CLO to remove the Adviser for "cause," which typically includes an Adviser's violation of the management agreement or the related indenture; an Adviser's breach of its representations and warranties under the agreement; an Adviser's bankruptcy or insolvency; fraud or the commitment of a criminal offense by an Adviser or its employees; the failure of certain of the CLOs' performance tests; and willful misconduct, bad faith or gross negligence by the Adviser. These "cause" provisions may be triggered from time to time, and as a result, investors could elect to remove the relevant Adviser as the investment manager of such fund. The termination of an Adviser's investment management agreements could adversely affect our financial performance.
We may be unable to maintain adequate liquidity to support our ongoing operations and planned growth.
        As of December 31, 2014 and 2013, we had unrestricted cash and cash equivalents of $59.3 million and $25.5 million, respectively. Cash generated from operations may not provide sufficient liquidity to fund our operations and pay general corporate expenses. Declines in the fair value of our assets may also adversely affect our liquidity. If we are unable to maintain adequate liquidity, we may be unable to support our ongoing operations and planned growth, which would have a material adverse effect on our financial condition.
Defaults, downgrades and depressed market values of the collateral underlying CLOs may cause the decline in and deferral of investment advisory income and the reduction of AUM.
        Under the investment management agreements between the Advisers and the CLOs they manage, payment of an Adviser's management fees is generally subject to a "waterfall" structure. Pursuant to these "waterfalls," all or a portion of an Adviser's fees may be deferred if, among other things, the CLOs do not generate sufficient cash flows to pay the required interest on the notes they have issued to investors and certain expenses they have incurred. Deferrals could occur if the issuers of the collateral underlying the CLOs default on or defer payments of principal or interest relating to such collateral. Due to severe levels of defaults and delinquencies on the assets underlying certain of the CLOs managed by the Advisers, in the past, we have both experienced declines in and deferrals of management fees. Further, during such periods and pursuant to the waterfalls, the CLOs may be required to repay certain of these liabilities, which repayment permanently reduces our AUM and related management fees pursuant to which we can recoup deferred subordinated fees. If similar defaults and delinquencies resume, the Advisers could experience additional declines in and deferrals of their management fees.
Additionally, all or a portion of an Adviser's management fees from the CLOs that it manages may be deferred if such CLOs fail to satisfy certain “over-collateralization” tests. Pursuant to the "waterfall" structure discussed above, such failures generally require cash flows to be diverted to prepay certain of the CLO's liabilities resulting in similar permanent reductions in AUM and management fees in respect of such CLOs. Defaulted assets and assets that have been severely downgraded are generally carried at a reduced value for purposes of the over-collateralization tests. In some CLOs, these assets are required to be carried at their market values for purposes of the over-collateralization tests. Due to exceptionally high levels of defaults, severe downgrades and depressed market values of the collateral underlying certain CLOs managed by the Advisers, some CLOs have breached their over-collateralization tests, and the Advisers have therefore experienced, and may continue to experience, declines in and deferrals of their management fees which could have a material and adverse effect on us.
The Advisers could lose management income or AUM from the CLOs they manage as a result of the triggering of certain structural protections built into such CLOs.
        The CLOs managed by the Advisers generally contain structural provisions including, but not limited to, the over-collateralization tests discussed above and/or market value triggers that are meant to protect investors from deterioration in the credit quality of the underlying collateral pool. In certain cases, non-compliance with these structural provisions can lead to events of default under the indenture governing a CLO followed by the acceleration of the CLO's obligation to repay the notes issued by the CLO and, ultimately, liquidation of the underlying collateral. In the event of a liquidation of the collateral underlying a CLO, the relevant Adviser will lose AUM and therefore management fees, which could have a material and adverse effect on us. Three of the CDOs of asset backed securities that DCM manages have triggered events of default primarily resulting from downgrades of their underlying collateral. The notes issued by these CDOs have been accelerated. However, pursuant to the indentures governing these CDOs, the CDOs will not be liquidated unless either the proceeds of such liquidation will be sufficient to pay off all of the notes issued by the CDO, the accrued management fees and certain administrative expenses or the holders of a supermajority (or, in the case of one of the CDOs that has triggered an event of default but not an acceleration of notes, a majority) of the notes direct the liquidation.

An Adviser's failure to comply with investment guidelines set by its clients or the provisions of the management agreement and other agreements to which it is a party could result in damage awards against such Adviser and a loss of AUM, either of which could have a material adverse effect on us.
        As an investment adviser, each Adviser has a fiduciary duty to its clients. When clients retain an Adviser to manage assets on their behalf, they may specify certain guidelines regarding investment allocation and strategy that such Adviser is required to observe in the management of its portfolios. In addition, such Adviser is required to comply with the obligations set forth in the management agreements and other agreements to which it is a party. Although each Adviser utilizes procedures, processes and the services of experienced advisors to assist it in adhering to these guidelines and agreements, we cannot assure you that such precautions will protect us from potential liabilities. An Adviser's failure to comply with these guidelines or the terms of these agreements could have a material adverse effect on us.
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
        We are unable to predict the potential effects of the exercise of previously granted registration rights on the trading activity and market price of our common stock. We have granted registration rights to DFR Holdings for the resale of certain shares received by them in the CNCIM Acquisition. These registration rights would facilitate the resale of such securities into the public market, and any such resale would increase the number of shares of our common stock available for public trading. Sales by DFR Holdings of a substantial number of shares of our common stock in the public market, or the perception that such sales might occur, could have a material adverse effect on the market price of our common stock.
Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties
Our headquarters are located in New York, New York. We lease office space at 250 Park Avenue, 4th Floor, New York, New York 10177. We do not own any real property.
Item 3.    Legal Proceedings

None.

Item 4.    Mine Safety Disclosures
None.

PART II. Other Information

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on NASDAQ under the trading symbol "CIFC." As of March 9, 2015, we had approximately 834 holders of record. This does not include the number of shareholders that hold shares in “street name” through banks or broker-dealers.
The following table sets forth, for the periods indicated, the high and low sales price per share of our common stock as reported on the NASDAQ:

	2014		2013
	High	Low	High	Low
4th Quarter	$10.09	$7.66	$8.30	$7.30
3rd Quarter	$10.16	$8.14	$8.37	$6.77
2nd Quarter	$9.97	$7.30	$8.49	$6.60
1st Quarter	$8.79	$7.43	$9.05	$7.10
Dividends
Dividends per Common Share (declared):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2014	$0.10	$0.10	$0.10	$0.10
2013	n/a	n/a	$0.10	$0.10
We declared a $0.10 quarterly dividend during the third and fourth quarter of 2013. For the years ended December 31, 2014 and 2013, total aggregated annual dividends declared was $0.40 and $0.20, respectively, per common share. Subsequent to year end, we declared a cash dividend of $0.10 per share. The dividend will be paid on April 15, 2015 to shareholders of record as of the close of business on April 2, 2015.
Dividend distributions will be subject to the restricted payment covenants contained in the indentures governing our Junior Subordinated Notes. See Item 8—"Financial Statements and Supplementary Data—Note 11" for more information regarding the restrictive covenants contained in our Junior Subordinated Notes.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

No common shares were repurchased during the year ended December 31, 2014.

Equity Compensation Plan Information
The following table sets forth certain information, as of December 31, 2014, regarding our equity compensation plans (1):

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))
Equity compensation plans approved by security holders - stock options	3,635,313	$6.68	n/a
Equity compensation plans approved by security holders - restricted stock units	1,248,444	n/a	n/a
Total (2)	4,883,757		1,053,544

Explanatory Note:
_________________________________

(1)	See Item 8—"Financial Statements and Supplementary Data—Note 12" for a summary of our equity compensation plans.
(2) Number of securities remaining available for future issuance under the equity compensation plan encompasses both stock options and restricted stock units. The plan does not differentiate between various types of securities that may be issued.

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

Overview

CIFC Corp. (“CIFC” and, together with its subsidiaries, “we” or "us") is a Delaware corporation headquartered in New York City. We are a fundamentals-based, relative value, alternative credit manager. Our primary business is to provide investment management services for investment products. We manage assets for various types of investors, including pension funds, hedge funds, other asset management firms, banks, insurance companies and other types of institutional investors across the world.
Our assets under management (“AUM”) are primarily comprised of Collateralized Loan Obligations ("CLOs"), credit funds, separately managed accounts ("SMAs"), and other-loan based products (together, with credit funds and SMAs, "Non-CLO products"). We manage these credit products through opportunistic investment strategies where we seek to generate both current income and capital appreciation, primarily through senior secured corporate loans (“SSCLs”) investments and, to a lesser extent, other investments. We also manage Collateralized Debt Obligations (“CDOs”) which we do not expect to issue in the future.

Management internally views and manages the business as one reportable segment. We operate as a single operating segment as managed by our Co-Presidents, who are considered our chief operating decision maker ("CODM"). The CODM bears the ultimate responsibility for, and is actively engaged in, the allocation of resources and the evaluation of our operating and financial results. We have concluded that CIFC has a single operating segment based on the following:

•	We are managed under a functionally-based organizational structure with the head of each function reporting directly to the CODM;

•	Our CODM allocates resources and makes other operating decisions based on specific business opportunities and;

•	We have an integrated investment process through which the Investment Research, Portfolio Management and Trading teams support all the products that we offer.

We have three primary sources of revenue: management fees, incentive fees and investment income. Management fees are generally earned based on the amount of assets managed (or AUM), incentive fees are earned based on the performance of the funds and investment income is earned based on the performance of our direct investment in our products. See Note 2.

As of December 31, 2014, DFR Holdings LLC ("DFR Holdings"), on a fully-diluted basis, owns approximately 70% of our diluted shares outstanding.

Executive Overview

We had a record year in our core CLO business. We sponsored the issuance of five CLOs representing $3.2 billion of new AUM, making CIFC the second largest U.S. CLO sponsor in 2014 by AUM (source: Standard and Poor’s Capital IQ LCD). This exceeds our previous record of $2.5 billion in 2013 by 28%. In addition, we made good progress with broadening the platform outside of CLOs. We manage $593.5 million across various credit funds and customized SMAs, and are gaining good traction with institutional investors.
We have a strong balance sheet with $160.5 million of cash and investments with no debt maturing for 20 years. During the year, we reduced our outstanding debt by $25.0 million and paid $9.2 million of dividends to our shareholders.
For the year ended December 31, 2014, we reported GAAP net income attributable to CIFC Corp. of $8.4 million, as compared to $23.4 million in the prior year. We reported Economic Net Income ("ENI", a non-GAAP measure) of $36.1 million for the year ended December 31, 2014, as compared to $41.9 million for the prior year. See "Results of Consolidated Operations" for detailed discussion.

Fee Earning AUM

Fee Earning Assets Under Management ("Fee Earning AUM" or "AUM") refers to the assets managed by us on which we are paid management fees and/or incentive fees. Generally, with respect to CLOs, management fees are paid to CIFC based on the aggregate collateral balance at par plus principal cash, and with respect to Non-CLO funds, the value of the assets in such funds (excluding non-fee earning AUM such as our investments).
The following table summarizes the Fee Earning AUM, for which we are paid a management fee, by significant investment product category (1)(2):

	December 31, 2014		December 31, 2013
	Number of Accounts	Fee Earning AUM	Number of Accounts	Fee Earning AUM
		(In thousands)		(In thousands)
Post 2011 CLOs	13	$7,402,986	8	$4,127,951
Legacy CLOs (3)	19	4,960,877	20	6,811,382
Total CLOs	32	12,363,863	28	10,939,333
Credit Funds & SMAs (4)	8	593,456	5	406,857
Other Loan-Based Products (4)	2	719,170	1	699,669
Total Non-CLOs (4)	10	1,312,626	6	1,106,526
Total Loan-Based AUM	42	13,676,489	34	12,045,859
ABS and Corporate Bond CDOs	8	687,555	8	802,821
Total Fee Earning AUM	50	$14,364,044	42	$12,848,680

Explanatory Notes:
_________________________________

(1)	We do not expect to issue new CDOs in the future. Fee Earning AUM on CDOs is expected to continue to decline as these funds run-off per their contractual terms.

(2)	Fee Earning AUM is based on latest available monthly report issued by the trustee or fund administrator prior to the end of the period, and may not tie back to Consolidated GAAP financial statements.

(3)	Legacy CLOs represent all managed CLOs issued prior to 2011, including CLOs acquired since 2011 but issued prior to 2011.

(4)	Management fees for Non-CLO products vary by fund and may not be similar to a CLO.

Fee Earning AUM activities are as follows:

	For the Years Ended December 31,
	2014	2013
	(In thousands)
Total loan-based AUM - Beginning Balance	$12,045,859	$11,844,898
CLO New Issuances	3,249,990	2,530,869
CLO Principal Paydown	(1,761,162)	(2,013,497)
CLO Calls, Redemptions and Sales	(86,693)	(681,167)
Fund Subscriptions	206,918	494,161
Fund Redemptions	(26,625)	(10,354)
Other (1)	48,202	(119,051)
Total loan-based AUM - Ending Balance	13,676,489	12,045,859
Total CDOs - Ending Balance	687,555	802,821
Total Fee Earning AUM - Ending Balance	$14,364,044	$12,848,680

Explanatory Note:
_________________________________
(1)     Other includes changes in collateral balances of CLOs between periods and market value or portfolio value changes in certain Non-CLO products.

During the year ended December 31, 2014, total AUM increased by $1.5 billion. During the year, we sponsored the issuance of five CLOs, added three new credit funds and SMAs and increased subscriptions to existing funds, resulting in a $3.5 billion increase in Fee Earning AUM. New AUM was offset by declines in AUM for certain Legacy CLOs and CDOs aggregating $2.0 billion which have reached the end of their contractual reinvestment periods.

As of December 31, 2014, all of the CLOs and CDOs we manage and issued prior to 2011 have passed their reinvestment period whereby proceeds from paydown or sale of assets are required to repay the CLO or CDO's liabilities. As expected, AUM on these CLOs and CDOs continued to decline during the year ended December 31, 2014. Further, we do not expect to sponsor new CDOs and expect CDO AUM to continue to decline going forward as these funds run-off per their contractual terms. During 2014, we have replaced run-off from Legacy CLOs (including acquired CLOs) through organic growth from CLOs and Non-CLO products. Since the second quarter of 2014, our Legacy CLO AUM was less than half of our loan-based AUM.

The structure of the CLOs we manage affects the management fees paid to us. The following table summarizes select details of the structure of each of the CLOs we manage:

	Issuance Date	December 31, 2014 Fee Earning AUM	First Optional Call Date (1)	Termination of Reinvestment Period (2)	Maturity Year (3)
	Month/Year	(In thousands)	Month/Year
Post 2011 CLOs
CIFC Funding 2011-I, Ltd.	01/12	$402,617	01/14	01/15	2023
CIFC Funding 2012-I, Ltd.	07/12	454,986	08/14	08/16	2024
CIFC Funding 2012-II, Ltd.	11/12	733,776	12/14	12/16	2024
CIFC Funding 2012-III, Ltd.	01/13	505,386	01/15	01/17	2025
CIFC Funding 2013-I, Ltd.	03/13	506,659	04/15	04/17	2025
CIFC Funding 2013-II, Ltd.	06/13	629,011	07/15	07/17	2025
CIFC Funding 2013-III, Ltd.	09/13	404,387	10/15	10/17	2025
CIFC Funding 2013-IV, Ltd.	11/13	504,647	11/15	11/17	2024
CIFC Funding 2014, Ltd.	03/14	601,890	04/16	04/18	2025
CIFC Funding 2014-II, Ltd.	05/14	805,408	05/16	05/18	2026
CIFC Funding 2014-III, Ltd.	07/14	702,782	07/16	07/18	2026
CIFC Funding 2014-IV, Ltd.	09/14	601,910	10/16	10/18	2026
CIFC Funding 2014-V, Ltd.	12/14	549,527	10/16	01/19	2027
Total Post 2011 CLOs		7,402,986
Legacy CLOs
Navigator 2005 CLO, Ltd.	07/05	7,383	10/11	10/11	2017
Bridgeport CLO Ltd.	06/06	338,172	10/09	07/13	2020
CIFC Funding 2006-I, Ltd.	08/06	168,406	10/10	10/12	2020
Columbus Nova 2006-I, Ltd.	08/06	196,969	10/09	10/12	2018
Navigator 2006 CLO, Ltd.	09/06	122,809	09/10	09/13	2020
CIFC Funding 2006-I B, Ltd.	10/06	155,041	12/10	12/12	2020
Burr Ridge CLO Plus Ltd.	12/06	231,681	06/12	03/13	2023
CIFC Funding 2006-II, Ltd.	12/06	284,420	03/11	03/13	2021
Columbus Nova 2006-II, Ltd.	12/06	233,388	02/10	02/13	2018
Hewett's Island CLO V, Ltd.	12/06	76,538	12/09	12/12	2018
CIFC Funding 2007-I, Ltd.	02/07	280,692	05/11	11/13	2021
CIFC Funding 2007-II, Ltd.	03/07	491,002	04/11	04/14	2021
Columbus Nova 2007-I, Ltd.	03/07	227,269	05/10	05/13	2019
Hewett's Island CLO VI, Ltd.	05/07	114,418	06/10	06/13	2019
Schiller Park CLO Ltd.	05/07	345,049	07/11	04/13	2021
Bridgeport CLO II Ltd.	06/07	490,058	12/10	09/14	2021
CIFC Funding 2007-III, Ltd.	07/07	414,809	07/10	07/14	2021
Primus CLO II, Ltd.	07/07	350,392	10/11	07/14	2021
Columbus Nova 2007-II, Ltd.	11/07	432,381	10/10	10/14	2021
Total Legacy CLOs		4,960,877
Total CLOs		$12,363,863
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

Results of Consolidated Operations

The Consolidated Financial Statements include the financial statements of our wholly owned subsidiaries, the entities in which we have a controlling interest ("Consolidated Funds") and variable interest entities ("VIEs" or "Consolidated VIEs") for which we are deemed to be the primary beneficiary (together the "Consolidated Entities"). Consolidated VIEs includes certain CLOs and warehouses we manage. The following table presents our comparative Consolidated Statements of Operations for the years ended December 31, 2014 and 2013:

	For the Years Ended December 31,		2014 vs. 2013
	2014	2013	Change	% Change
	(In thousands, except share and per share amounts)
Revenues
Management fees	$4,868	$8,400	$(3,532)	(42)%
Net investment income	790	333	457	137%
Total net revenues	5,658	8,733	(3,075)	(35)%
Expenses
Employee compensation and benefits	31,223	30,339	884	3%
Professional services	7,259	5,277	1,982	38%
General and administrative expenses	10,960	7,707	3,253	42%
Depreciation and amortization	11,421	15,541	(4,120)	(27)%
Impairment of intangible assets	—	3,106	(3,106)	—
Total expenses	60,863	61,970	(1,107)	(2)%
Other Income (Expense) and Gain (Loss)
Net gain (loss) on investments	2,474	1,822	652	36%
Net gain (loss) on contingent liabilities	(2,932)	1,644	(4,576)	(278)%
Corporate interest expense	(4,236)	(5,865)	1,629	(28)%
Net gain on the sale of management contract	229	1,386	(1,157)	(83)%
Other, net	—	(2)	2	(100)%
Net other income (expense) and gain (loss)	(4,465)	(1,015)	(3,450)	340%
Operating income (loss)	(59,670)	(54,252)	(5,418)	10%

Net results of Consolidated Entities	69,505	169,869	(100,364)	(59)%
Income (loss) before income taxes	9,835	115,617	(105,782)	(91)%
Income tax (expense) benefit	(22,158)	(18,782)	(3,376)	18%
Net income (loss)	(12,323)	96,835	(109,158)	(113)%
Net (income) loss attributable to noncontrolling interest in Consolidated Entities	20,704	(73,464)	94,168	(128)%
Net income (loss) attributable to CIFC Corp.	$8,381	$23,371	$(14,990)	(64)%
Earnings (loss) per share:
Basic	$0.37	$1.12	$(0.75)	(67)%
Diluted	$0.35	$0.98	$(0.63)	(64)%
Weighted-average number of shares outstanding:
Basic	22,908,846	20,800,580	2,108,266	10%
Diluted	24,167,641	25,737,363	(1,569,722)	(6)%

Net income (loss) attributable to CIFC Corp. was $8.4 million, or $0.35 per fully diluted share for the year ended December 31, 2014, compared to $23.4 million, or $0.98 per fully diluted share, for the year ended December 31, 2013. Net income (loss) attributable to CIFC Corp. decreased by $15.0 million in 2014 from the prior year predominantly due to the following net results:

Total Net Revenues—GAAP net revenues include management fees from unconsolidated CLOs, CDOs and Non-CLO products. Unconsolidated funds included 1 CLO, 8 CDOs, and 4 other investment products as of December 31, 2014 compared to 5 CLOs, 8 CDOs and 1 other investment product as of December 31, 2013. Total net revenues decreased $3.1 million or 35% in 2014 from the prior year primarily due to reductions in AUM from unconsolidated funds that liquidated during 2013 and 2014. Since new CLOs are consolidated, management fees are eliminated in consolidation. In addition, certain unconsolidated CLOs and CDOs have reached the end of their contractual reinvestment periods thereby reducing AUM and its related management fees. This decrease is slightly offset by management fees from Non-CLO products as AUM from these products has increased since the same period in the prior year.

Total Expenses—Total expenses decreased by $1.1 million or 2% in 2014 primarily due to decreases in depreciation and amortization expenses and the intangible assets impairment recognized during 2013. These decreases were partially offset by increases in general and administrative expense, professional fees and employee compensation and benefits to support the continued growth of our business.

Depreciation and amortization and intangible assets impairment decreased by $7.2 million or 39% in 2014 from the prior year primarily due to the one-time impairment charge recognized in the prior year and a reduction in amortization expense on intangible assets related to management contracts acquired for certain CLOs and CDOs that were impaired or written off in the prior year.

General and administrative expenses increased by $3.3 million or 42% in 2014 due to increases in subscription fees paid for enhancements to investment research products, an increase in fees to members of our Board of Directors and investments in technology. In addition, we incurred an additional $0.6 million charge related to a litigation settlement (see "Item 8—Consolidated Financial Statements —Note 17").

During the year ended December 31, 2014, we entered into a consulting agreement with DFR Holdings, whereby DFR Holdings provides us with strategic advisory services on an ongoing basis. As part of the consulting agreement, we incurred professional fees of $2.0 million.

Employee compensation and benefits increased by $0.9 million or 3% in 2014 from the prior year as a result of an increase in compensation for certain key employees. These increases were partially offset by reductions in stock compensation costs as CIFC Parent Holdings LLC ("CIFC Parent") Profits Interests Awards primarily completed vesting in 2013 and vesting of stock options for our Vice Chairman was accelerated in the fourth quarter of 2013.

Net other income (expense) and gain (loss)—Total Net other income and gains decreased by $3.5 million or 340% in 2014 from the prior year, primarily due to a $4.6 million loss from increase in fair value of contingent liabilities related to improvements in expected performance of legacy CIFC CLOs with fee sharing arrangements. In addition, we recognized $1.2 million of gains from contingent payments collected on the sale of our rights to manage Gillespie CLO PLC in 2013. These decreases in other income and gains were partially offset by decreased corporate interest expense of $1.6 million and increases in net gains on Investments from the settlement of warehouses and realization of gains from the sales of certain CLO residual equity of $0.7 million during the current year. In July 2014, we converted our $25.0 million aggregate principal amount of Convertible Notes into 4.1 million shares of common stock which reduced corporate interest expense for the year ended December 31, 2014 from the prior year.

Net results of Consolidated Entities attributable to CIFC Corp.—The table below represents our share in the net results of the Consolidated Entities and a reconciliation to the characteristics of these results:

	For the Years Ended December 31,		2014 vs. 2013
	2014	2013	Change	% Change
	(In thousands)
Net results of Consolidated Entities	$69,505	$169,869	$(100,364)	(59)%
Net (income) loss attributable to noncontrolling interest in Consolidated Entities	20,704	(73,464)	94,168	(128)%
Net results of Consolidated Entities attributable to CIFC Corp.	$90,209	$96,405	$(6,196)	(6)%

Characteristics of net results of Consolidated Entities attributable to CIFC Corp:
Consolidated Entities management fees	$79,334	$82,317	$(2,983)	(4)%
Consolidated Entities net investment income	10,875	14,088	(3,213)	(23)%
Net results of Consolidated Entities attributable to CIFC Corp.	$90,209	$96,405	$(6,196)	(6)%

Net results of Consolidated Entities attributable to CIFC Corp. includes our portion of the Consolidated Entities' (including our Consolidated VIEs, or CLOs and warehouses) operating results. During the years ended December 31, 2014 and 2013, we recognized $90.2 million and $96.4 million, respectively, of Consolidated Entities' management fees and net investment interest income related to our investments in the Consolidated Entities.

The $6.2 million or 6% decrease in Net results of Consolidated Entities attributable to CIFC Corp. in 2014 was due to a $3.0 million decrease in management fees and a $3.2 million decrease in consolidated Entities' net investment income. The decrease in management fees was due to AUM decreases from consolidated legacy CLOs, which have reached the end of their contractual reinvestment periods and are amortizing pursuant to their contractual terms. Net investment income decreased in 2014 primarily driven by decreases in net gains from our warehouses, credit funds and CLO investments resulting from decreases in loan values in the current year.

Income tax expense/benefit—The following table summarizes our tax position:

	For the Years Ended December 31,
	2014	2013
	(in thousands)
Income (loss) before income taxes	$9,835	$115,617
Income tax expense	$22,158	$18,782
Effective income tax rate	225.3%	16.25%

The effective tax rate, including noncontrolling interests in Consolidated VIEs, was 225.3% and 16.25%, for the years ended December 31, 2014 and 2013, respectively. The provision for Income tax expense excludes the income or (loss) earned by Consolidated VIEs.  As a result, the change in the effective tax rate compared with the prior year is primarily attributable to the Consolidated VIEs noncontrolling interest generating a loss in 2014 compared to income generated in 2013. The loss from the Consolidated VIEs is included in pre-tax income/(loss) but does not provide tax benefit  to CIFC Corp. The change in the effective tax rate is further impacted by the write-down of deferred tax assets resulting from the tax law changes enacted by New York State in March 2014 that are effective for tax years beginning on or after January 1, 2015. During the year ended December 31, 2014, we included a tax expense of approximately $6.4 million related to the change in New York State tax laws. The effective tax rate includes the impact of expenses not deductible for tax purpose primarily consisting of revaluation of the contingent payments to CIFC Parent and non-deductible officers’ compensation. The accounting estimates used to compute the provision for income taxes may change as new events occur, additional information is obtained or as the result of new judicial interpretations or changes in tax laws or regulations.

ENI and Deconsolidated Non-GAAP Statements (Non-GAAP Measures, unaudited)

ENI

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

	For the Years Ended December 31,
	2014	2013
	(in thousands)
GAAP Net income (loss) attributable to CIFC Corp.	$8,381	$23,371
Reconciling and non-recurring items:
Income tax expense (benefit)	22,158	18,782
Amortization and impairment of intangibles	10,149	17,913
Net (gain)/loss on contingent liabilities and other	2,932	(1,644)
Compensation costs (1)	1,610	3,767
Management fees attributable to non-core funds	(814)	(3,139)
Management fee sharing arrangements (2)	(8,716)	(15,744)
Other non-recurring (3)	395	(1,386)
Total reconciling and non-recurring items	27,714	18,549
ENI	$36,095	$41,920

Explanatory Notes:
______________________________

(1)
Compensation has been adjusted for non-cash compensation related to profits interests granted to CIFC employees by CIFC Parent and sharing of incentive fees with certain former employees established in connection with our acquisition of certain CLOs from Columbus Nova Credit Investments Management, LLC ("CNCIM").

(2)
We share management fees on certain of the acquired CLOs we manage (shared with the party that sold the funds to CIFC). Management fees are presented on a gross basis for GAAP and on a net basis for Non-GAAP ENI.

(3)
For the year ended December 31, 2014, other non-recurring represents litigation expenses of $0.6 million, which was partially offset by additional gains from contingent payments collected on the 2012 sale of our rights to manage Gillespie CLO PLC of $0.2 million. For the year ended December 31, 2013, other non-recurring represents additional gains from contingent payments collected on the 2012 sale of our rights to manage Gillespie CLO PLC of $1.4 million.

The following table presents our components of ENI for the years ended December 31, 2014 and 2013 (1):

	For the Years Ended December 31,		2014 vs. 2013
	2014	2013	Change	% Change
	(in thousands)
Adjusted revenues
Senior Fees from CLOs	$21,709	$20,114	$1,595	8%
Subordinated Fees from CLOs	32,900	33,745	(845)	(3)%
Incentive Fees from CLOs	16,660	16,272	388	2%
Fees from Non-CLO products	3,403	1,703	1,700	100%
Total adjusted management Fees	74,672	71,834	2,838	4%
CLO Funds	4,507	5,531	(1,024)	(19)%
Warehouses	6,139	9,388	(3,249)	(35)%
Other Non-CLO products	3,493	1,324	2,169	164%
Total adjusted net investment income	14,139	16,243	(2,104)	(13)%
Total adjusted net revenues	88,811	88,077	734	1%

Adjusted expenses
Employee compensation and benefits	29,613	26,572	3,041	11%
Professional services	7,259	5,277	1,982	38%
General and administrative expenses	10,336	7,707	2,629	34%
Depreciation and amortization	1,272	734	538	73%
Corporate interest expense	4,236	5,865	(1,629)	(28)%
Other, net	—	2	(2)	(100)%
Total adjusted expenses	52,716	46,157	6,559	14%

ENI	$36,095	$41,920	$(5,825)	(14)%

Explanatory Note:
______________________________

(1)	Balances to this table can be derived by taking the deconsolidated non-GAAP Statement of Operations and adjusting balances using the ENI reconciliation.

For the years ended December 31, 2014 and 2013:

Adjusted Management Fees—Total adjusted management fees revenue increased by $2.8 million or 4% primarily as a result of an increase in senior management fees and fees from Non-CLO products. Senior management fees increased as AUM from CLOs launched since 2013 outpaced AUM runoff from legacy CLOs. Management fees from Non-CLO products increased as we earned higher management fees from increased AUM of the Non-CLO products. These increases were partially offset by decreases in subordinated fees related to catch-up subordinated fees received in 2013 on the liquidation of CLOs that had not paid fees in certain prior periods.

Adjusted net investment income—Total adjusted net investment income decreased by $2.1 million or 13% in 2014 compared to 2013. The decrease was predominately driven by decreases in loan values during the current year compared to the prior year.

Adjusted expenses—Total adjusted expenses increased by $6.6 million or 14% in 2014 compared to 2013 primarily due to an increase in adjusted employee compensation and benefits costs, adjusted general and administrative costs and adjusted professional fees. These increases were partially offset by decreases in adjusted corporate interest expense. Year over year, these costs increased to support the growth of the business.

Total adjusted employee compensation and benefits costs increased in 2014 compared to 2013 as a result of increases in compensation for certain key employees. Adjusted general and administrative costs increased due to increases in fees to our Board of Directors, increases in subscription fees paid for enhancements to investment research products, and investments in technology. During the year ended December 31, 2014, professional fees increased as we entered into a consulting agreement with DFR Holdings whereby DFR Holdings provides us with strategic advisory services on an ongoing basis. As part of the consulting agreement, we incurred professional fees of $2.0 million in 2014.

During the year ended December 31, 2014, we converted our $25.0 million aggregate principal amount of Convertible Notes into 4.1 million shares of common stock which reduced adjusted corporate interest expense by $1.6 million for the year ended December 31, 2014 from the prior year.

Deconsolidated Non-GAAP Statements
The Deconsolidated Non-GAAP Statements represents the Consolidated GAAP statements adjusted to eliminate the impact of the Consolidated Entities. On the Statement of Operations, we have reclassed the sum of Net results of Consolidated Entities, Net (income) loss attributable to noncontrolling interest in Consolidated Entities and Net gain (loss) on investments to the Deconsolidated Non-GAAP line items that represent its characteristics: management fees and interest income. On the Balance Sheets, we have excluded amounts related to all consolidated entities. Management uses these Non-GAAP statements in addition to Consolidated GAAP Statements to measure the performance of our core asset management business.

The following table presents the reconciliation from GAAP to Deconsolidated Non-GAAP Statement of Operations for the years ended December 31, 2014 and 2013:

	For the Years Ended December 31,
	2014			2013
(In thousands)	Consolidated GAAP	Consolidation Adjustments	Deconsolidated Non-GAAP	Consolidated GAAP	Consolidation Adjustments	Deconsolidated Non-GAAP
Revenues
Management fees	$4,868	$79,334	$84,202	$8,400	$82,317	$90,717
Net investment income	790	13,349	14,139	333	15,910	16,243
Total net revenues	5,658	92,683	98,341	8,733	98,227	106,960
Expenses
Employee compensation and benefits	31,223	—	31,223	30,339	—	30,339
Professional services	7,259	—	7,259	5,277	—	5,277
General and administrative expenses	10,960	—	10,960	7,707	—	7,707
Depreciation and amortization	11,421	—	11,421	15,541	—	15,541
Impairment of intangible assets	—	—	—	3,106	—	3,106
Total expenses	60,863	—	60,863	61,970	—	61,970
Other Income (Expense) and Gain (Loss)
Net gain (loss) on investments	2,474	(2,474)	—	1,822	(1,822)	—
Net gain (loss) on contingent liabilities	(2,932)	—	(2,932)	1,644	—	1,644
Corporate interest expense	(4,236)	—	(4,236)	(5,865)	—	(5,865)
Net gain on the sale of management contracts	229	—	229	1,386	—	1,386
Other, net	—	—	—	(2)	—	(2)
Net other income (expense) and gain (loss)	(4,465)	(2,474)	(6,939)	(1,015)	(1,822)	(2,837)
Operating income (loss)	(59,670)	90,209	30,539	(54,252)	96,405	42,153
Net results of Consolidated Entities	69,505	(69,505)	—	169,869	(169,869)	—
Income (loss) before income taxes	9,835	20,704	30,539	115,617	(73,464)	42,153
Income tax (expense) benefit	(22,158)	—	(22,158)	(18,782)	—	(18,782)
Net income (loss)	(12,323)	20,704	8,381	96,835	(73,464)	23,371
Net (income) loss attributable to noncontrolling interest in Consolidated Entities	20,704	(20,704)	—	(73,464)	73,464	—
Net income (loss) attributable to CIFC Corp.	$8,381	$—	$8,381	$23,371	$—	$23,371

The following table presents the reconciliation from GAAP to Deconsolidated Non-GAAP Balance Sheets as of December 31, 2014 and 2013:

	December 31, 2014			December 31, 2013
(In thousands)	Consolidated GAAP	Consolidation Adjustments	Deconsolidated Non-GAAP	Consolidated GAAP	Consolidation Adjustments	Deconsolidated Non-GAAP
ASSETS
Cash and cash equivalents	$59,290	$—	$59,290	$25,497	$(4,132)	$21,365
Restricted cash and cash equivalents	1,694	—	1,694	1,700	—	1,700
Due from brokers	1	—	1	18,813	(4,985)	13,828
Investments	38,699	62,550	101,249	16,883	96,248	113,131
Receivables	2,134	4,346	6,480	2,120	3,814	5,934
Prepaid and other assets	4,115	—	4,115	5,104	(222)	4,882
Deferred tax asset, net	55,475	—	55,475	57,675	—	57,675
Equipment and improvements, net	5,194	—	5,194	4,261	—	4,261
Intangible assets, net	15,074	—	15,074	25,223	—	25,223
Goodwill	76,000	—	76,000	76,000	—	76,000
Subtotal	257,676	66,896	324,572	233,276	90,723	323,999
Total assets of Consolidated Entities	12,890,459	(12,890,459)	—	11,366,912	(11,366,912)	—
TOTAL ASSETS	$13,148,135	$(12,823,563)	$324,572	$11,600,188	$(11,276,189)	$323,999
LIABILITIES
Due to brokers	$—	$—	$—	$5,499	$(4,991)	$508
Accrued and other liabilities	15,584	—	15,584	15,197	(270)	14,927
Deferred purchase payments	—	—	—	1,179	—	1,179
Contingent liabilities	12,668	—	12,668	16,961	—	16,961
Long-term debt	120,000	—	120,000	139,164	—	139,164
Subtotal	148,252	—	148,252	178,000	(5,261)	172,739
Total non-recourse liabilities of Consolidated Entities	12,477,981	(12,477,981)	—	11,114,435	(11,114,435)	—
TOTAL LIABILITIES	12,626,233	(12,477,981)	148,252	11,292,435	(11,119,696)	172,739
EQUITY
Common stock	25	—	25	21	—	21
Treasury stock	(914)	—	(914)	(914)	—	(914)
Additional paid-in capital	988,904	—	988,904	963,011	—	963,011
Retained earnings (deficit)	(811,695)	—	(811,695)	(810,858)	—	(810,858)
TOTAL CIFC CORP. STOCKHOLDERS’ EQUITY	176,320	—	176,320	151,260	—	151,260
Noncontrolling interest in Consolidated Funds	210,818	(210,818)	—	5,107	(5,107)	—
Appropriated retained earnings (deficit) of Consolidated Entities	134,764	(134,764)	—	151,386	(151,386)	—
TOTAL EQUITY	521,902	(345,582)	176,320	307,753	(156,493)	151,260
TOTAL LIABILITIES AND EQUITY	$13,148,135	$(12,823,563)	$324,572	$11,600,188	$(11,276,189)	$323,999

Liquidity and Capital Resources

As of December 31, 2014, total GAAP cash and cash equivalents increased by $33.8 million to $59.3 million from $25.5 million as of December 31, 2013. Net operating cash flows used for the year ended December 31, 2014 was $1.3 billion, which was primarily driven by the Consolidated Entities' utilization of $8.8 billion of cash to purchase investments and the receipt of $7.4 billion in cash proceeds from the sale of investments. In addition, financing activities generated net cash proceeds of $1.5 billion which was primary driven by the Consolidated Entities receiving $4.6 billion of proceeds from issuance of long-term debt and utilizing $3.2 billion to repay long-term debt during the period. In addition, we paid down $7.2 million of contingent liabilities (related to fee sharing arrangements). We also paid $9.2 million of dividends to our shareholders. During the year ended December 31, 2014, we paid income taxes of $19.1 million and received $13.3 million from brokers related to sales of investments in 2013. At December 31, 2014, our outstanding receivables from brokers were de minimis.
During the year ended December 31, 2014, total deconsolidated non-GAAP cash and cash equivalents increased by $37.9 million to $59.3 million from $21.4 million as of December 31, 2013. For the year ended December 31, 2014, de-consolidated non-GAAP cash flows provided by operating activities was $40.4 million, which includes $13.3 million received from brokers related to sale of investments in 2013. Our net proceeds from investment activities were $15.8 million. We invested $2.2 million in various hardware and software projects. During the year, we paid down $7.2 million of contingent liabilities (related to fee sharing arrangements). We also paid $9.2 million of dividends to our shareholders.
The table below is a reconciliation of selected cash flows data for the year ended December 31, 2014 from GAAP to Non-GAAP:

	For the Year Ended December 31, 2014
(In thousands)	GAAP	Consolidation Adjustments	Deconsolidated Non-GAAP
Cash and Cash Equivalents, Beginning	$25,497	$(4,132)	$21,365

Net cash provided by/(used in) Operating Activities	(1,268,972)	1,309,413	40,441
Net cash provided by/(used in) Investing Activities	(223,191)	236,965	13,774
Net cash provided by/(used in) Financing Activities	1,525,956	(1,542,246)	(16,290)
Net change in Cash and Cash Equivalents	33,793	4,132	37,925

Cash and Cash Equivalents, End	$59,290	$—	$59,290

During the year ended December 31, 2014, our investments decreased by $11.9 million. During the year, we seeded additional capital in our credit funds and reduced investments in CLO residual interests and warehouses. Our investments as of December 31, 2014 and 2013 are as follows ($ in thousands):

Non-GAAP (1)	December 31, 2014	December 31, 2013	Change
CIFC Managed CLO Equity (Residual Interests)	$25,239	$44,292	$(19,053)
Warehouses (2)	21,134	32,529	(11,395)
Fund Coinvestments	43,336	36,310	7,026
Other Investments	11,540	—	11,540
Total	$101,249	$113,131	$(11,882)

Explanatory Notes:
________________________________

(1)	Pursuant to GAAP, investments in consolidated CLOs, warehouses and certain Non-CLO products are eliminated from "Investments" on our Consolidated Balance Sheets.

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

Other Sources and Uses of Funds

Deferred Purchase Payments—In April 2011, we entered into a merger (the "Merger") with Commercial Industrial Finance Corp. ("Legacy CIFC"). As a result of the Merger, Legacy CIFC became CIFCAM, a wholly-owned subsidiary of CIFC. The consideration for the Merger included the payment to CIFC Parent Holdings LLC, the sole stockholder of Legacy CIFC, of $7.5 million of cash payable in three equal installments of $2.5 million (subject to certain adjustments). During year ended December 31, 2013, we made the final deferred purchase payment related to the Merger of $2.5 million leaving no remaining amounts outstanding under this agreement.

In March 2010, we entered into an acquisition and investment agreement with DFR Holdings and CNCIM pursuant to which we agreed to acquire all of the equity interests in CNCIM from DFR Holdings. The consideration for the CNCIM acquisition includes deferred purchase payments totaling $7.5 million in cash payable in five equal annual installments beginning in December 2010. During the year ended December 31, 2014, we paid our final installment of $1.5 million, leaving no amounts outstanding under this agreement.

Contingent Liabilities—In addition to the consideration paid in connection with the Merger, we were required to pay CIFC Parent a portion of incentive fees earned on six CLOs managed by CIFCAM (the "Legacy CIFC CLOs"). The terms of these payments were as follows: (i) the first $15.0 million of incentive fees received (which was fulfilled in 2013), (ii) 50% of any incentive fees in excess of $15.0 million in aggregate received from the Legacy CIFC CLOs by the combined company over ten years from April 13, 2011 (the "Merger Closing Date") and (iii) payments relating to the present value of any such incentive fees from the Legacy CIFC CLOs that remain payable to the combined company after the tenth anniversary of the Merger Closing Date.

During the years ended December 31, 2014 and 2013, we made total payments of $6.6 million and $12.5 million, respectively related to these contingent liabilities. As of December 31, 2014, there are no remaining payments under item (i) and we made cumulative payments of $13.1 million under item (ii) to date.

In addition, we also assumed contingent liabilities during the merger that primarily represent contingent consideration related to Legacy CIFC’s acquisition of CypressTree in December 2010. The assumed contingent liabilities are based on a fixed percentage of certain management fees from the CypressTree CLOs. These fixed percentages vary by CLO. From the Merger Closing Date to June 2013 the minimum fixed percentage was 55%, and effective July 2013, the minimum fixed percentage was 39%. During the years ended December 31, 2014 and 2013, we made payments of $0.6 million and $2.6 million, respectively, related to these contingent liabilities.

Long-Term Debt—The following table summarizes our long-term debt:

	December 31, 2014			December 31, 2013
	Carrying Value	Current Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Carrying Value	Current Weighted Average Borrowing Rate	Weighted Average Remaining Maturity
	(In thousands)		(In years)	(In thousands)		(In years)
Recourse debt:
March Junior Subordinated Notes (1)	$95,000	1.00%	20.8	$95,000	1.00%	21.8
October Junior Subordinated Notes (2)	25,000	3.73%	20.8	25,000	3.73%	21.8
Total Subordinated Notes Debt	$120,000	1.57%	20.8	$120,000	1.57%	21.8

Convertible Notes (3)	n/a	—%	n/a	$19,164	10.00%	3.9
Total recourse debt	$120,000			$139,164

Non-recourse Consolidated Entities' debt:
Consolidated CLOs (4)	$11,998,034	1.77%	8.7	$10,336,453	1.43%	8.3
Warehouses (5)	51,000	1.89%	n/m	148,522	1.30%	n/m
Total non-recourse Consolidated Entities' debt	$12,049,034	1.77%	8.7	$10,484,975	1.43%	8.3
Total long-term debt	$12,169,034			$10,624,139

Explanatory Notes:
________________________________

(1)	March Junior Subordinated Notes bear interest at an annual rate of 1% through April 30, 2015 and 3 month LIBOR plus 2.58% until maturity on October 30, 2035.

(2)	October Junior Subordinated Notes bear interest at an annual rate of three month LIBOR plus 3.50% and mature on October 30, 2035.

(3)
The Convertible Notes were converted on July 12, 2014 (see below). As of December 31, 2013, the Convertible Notes were recorded net of a discount of $5.8 million, and paid interest at the stated rate of 10.00%. Including the discount, the effective rate of interest was 18.14%.

(4)
Long-term debt of the Consolidated CLOs is recorded at fair value. The subordinated notes of Consolidated CLOs do not have a stated interest rate. Therefore, they are excluded from the calculation of the weighted average borrowing rate. As of December 31, 2014 and 2013, the par value of the Consolidated CLOs long-term debt (including subordinated notes) was $12.9 billion and $10.9 billion, respectively.

(5)
Long-term debt of warehouses not held by CIFC is recorded at fair value. The fair value excludes the preferred shares of warehouses not held by CIFC. As warehouses are generally terminated before the end of their terms, they are excluded from the calculation of the weighted average remaining maturity.

Convertible Notes—During the second quarter of 2014, we gave notice to our convertible note holder of our intention to redeem the notes at their full par value and on July 12, 2014, the note holder, DFR Holdings, exercised its right to convert the notes into shares of our common stock. During the year ended December 31, 2014, we issued 4,132,231 shares of our common stock on the conversion of $25.0 million of Convertible Notes.
Covenants—Junior Subordinated Notes—The Junior Subordinated Notes contain certain restrictive covenants including a restricted payments covenant that restricts our ability to pay dividends or make distributions in respect of our equity securities, subject to a number of exceptions and conditions.

Lease Commitments—The future minimum commitments under our lease agreement are as follows:

(In thousands)
2015	$1,607
2016	1,607
2017	1,607
2018	1,680
2019	1,752
Thereafter	5,258
$13,511

Treasury Stock/Stock Repurchases—On March 29, 2012, the Board of Directors ("the Board") approved a $10.0 million share repurchase program. Shares may be repurchased from time to time and in such amounts as market conditions warrant, subject to price ranges set by management and regulatory considerations. The share repurchase program does not have an expiration date. There were no repurchases made during the year ended December 31, 2014. During the year ended December 31, 2013, we repurchased 34,995 common shares in open-market transactions for an aggregate cost of $0.3 million with an average price per share of $7.16. As of December 31, 2014, we were authorized to repurchase up to $5.4 million of our common stock under our share repurchase program.

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

Related Party Transactions

DFR Holdings—As of December 31, 2014 and 2013, DFR Holdings owned approximately 18.8 million and 14.7 million, respectively, of shares of the our common stock. On July 12, 2014, we converted $25.0 million aggregate principal amount of Convertible Notes into 4.1 million shares of common stock. In addition, for both periods, DFR Holdings held warrants that provide the holder the right to purchase 2.0 million shares of our voting common stock, which were scheduled to expire on September 24, 2014. On September 22, 2014, the warrants were extended to September 24, 2015 in exchange for cash of $0.2 million (see "Item 8—Consolidated Financial Statements—Note 12").

As such, related party transactions also included (i) the interest expense on the Convertible Notes of $1.9 million and $3.5 million, respectively, during the years ended December 31, 2014 and 2013, (ii) deferred purchase payments (see Note 10), and (iii) quarterly dividends (see Note 12). In addition, on August 15, 2014, we entered into a consulting agreement with DFR Holdings whereby DFR Holdings agreed to provide CIFC with ongoing advisory services such as participation in financial, tax and strategic planning/budgeting, investor interface, new product initiatives, fund raising and recruiting. As part of the consulting agreement, we incurred professional fees of $2.0 million for the year ended December 31, 2014.

Pursuant to the Third Amended Restated Stockholders Agreement with DFR Holdings dated December 2, 2013, we agreed to nominate to our Board of Directors six directors designated by DFR Holdings (the "DFR Designees"). The number of directors that can be designated by DFR Holdings will be reduced in the event that DFR Holdings decreases its ownership (on a diluted basis) in CIFC. If DFR Holdings' ownership falls below 5%, it will lose the right to designate any director. During the year ended December 31, 2014, the DFR Designees earned an aggregate $0.8 million related to their services.

CIFC Parent—As of both December 31, 2014 and 2013, CIFC Parent did not own common shares of CIFC. However, during the year ended December 31, 2013, CIFC Parent held 9.1 million shares of the our common stock and invested in CLOs managed by us.

As such, related party transactions for the years ended December 31, 2014 and 2013, included (i) contingent liabilities payments to CIFC Parent (see above—Deferred Purchase Payments and Contingent Liabilities and Other Commitments), (ii) fees to us for providing certain administrative services to CIFC Parent, and (iii) profits interests in CIFC Parent granted during 2011 to certain of our employees (see "Item 8—Consolidated Financial Statements—Note 12"). As of December 31, 2013, total management fee receivables due from CIFC Parent was approximately $167,000. For the years ended December 31, 2014 and 2013, total management fees earned from CIFC Parent was approximately $50,000 and $148,000, respectively.
Other—As of December 31, 2014 and 2013, a board member held $1.0 million of income notes in one of our sponsored CLOs, CIFC Funding 2013-II, Ltd., through an entity in which he is a 50% equity holder.
Funds—As of December 31, 2014, key employees and directors of our board (including related entities) invested in four different funds which we invest in and manage and held aggregate investments of $4.7 million. Key employees are not charged a management fee on their investment. Directors were charged a management fee, similar to certain other investors. For the year ended December 31, 2014, these fees were de minimis.
Off-Balance Sheet Arrangements
As of December 31, 2014 and 2013, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose or VIEs, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of December 31, 2014 and 2013, we did not guarantee any obligations of unconsolidated entities, enter into any commitments or express intent to provide additional funding to any such entities.
Subsequent Events
Subsequent to year end, we declared a cash dividend of $0.10 per share. The dividend will be paid on April 15, 2015 to shareholders of record as of the close of business on April 2, 2015.

Subsequent to year end, we priced a CLO that represented approximately $600 million of new loan-based AUM.

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
See Item 8—"Financial Statements and Supplementary Data—Notes 3 and 5" for a complete discussion on how we determine fair value of financial and non-financial assets and financial liabilities and the related measurement techniques and estimates involved.

Variable Interest Entities—Assessing if an entity has a variable interest and is the primary beneficiary involves judgment and analysis on a structure-by-structure basis. For CLOs and CDOs, if we are deemed to (i) have the power to direct the activities of the CLO or CDO that most significantly impact the economic performance and (ii) either the obligation to absorb losses or the right to receive benefits that could be significant to the CLO or CDO, then we are deemed to be the primary beneficiary of the CLO or CDO and are required to consolidate the CLO or CDO. Generally, our contractual relationship as collateral manager of the CLOs and CDOs described herein satisfies criteria (i). Our ownership interests in and/or ability to earn certain incentive or other management fees in certain of our CLOs and CDOs can (but does not always) satisfy criteria (ii). Generally, we have a variable interest in each of the CLOs and CDOs we manage due to the provisions of the respective management agreements and direct investments we hold in certain of the CLOs and Warehouses.
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
Goodwill—Goodwill represents the excess cost of a business combination over the fair value of the net assets acquired. We review goodwill periodically, at least on an annual basis, considering factors such as our projected cash flows and revenues and earnings multiples of comparable companies, to determine whether the carrying value of goodwill is impaired. If goodwill is deemed to be impaired, the difference between the carrying amount reflected in the financial statements and the estimated fair value is recognized as an expense in the period in which the impairment occurs. We have one reporting unit for which goodwill is tested for impairment. In evaluating the recoverability of goodwill, we derive the fair value of our reporting unit utilizing both the income and market approaches. Under the income approach we make various assumptions regarding estimated future cash flows and other factors in determining the fair value of the reporting unit. Under the market approach, we determine the fair value of the reporting unit based on multiples of EBITDA of comparable publicly-traded companies.
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
During the fourth quarter of 2014, we changed the date of our annual goodwill impairment test from December 31 to November 30.  The change in goodwill impairment test date will lessen resource constraints that exist in connection with our year-end close and financial reporting process, provide for additional time to complete the required goodwill impairment testing, and better align with our annual planning and budgeting process.  Accordingly, we believe the change in the annual goodwill impairment testing date is preferable. The change in accounting principle does not delay, accelerate or avoid an impairment charge.  We determined it was impracticable to determine objectively projected cash flows and related valuation estimates that would have been used as of each November 30, for periods prior to November 30, 2014 without the use of hindsight.  As such, we have prospectively applied the change in annual goodwill impairment testing date from November 30, 2014.
We completed our annual impairment reviews for 2014 and 2013 and determined that the goodwill recorded on the Consolidated Balance Sheet was not impaired. The underlying assumptions and estimates used in the impairment test are made as of a point in time (the date of our goodwill impairment test). Subsequent changes in these assumptions and estimates could change the result of the impairment test. Based on the reviews performed for 2014 and 2013, we concluded that our sole reporting unit had an estimated fair value in excess of carrying value. If our reporting unit's expected revenue growth over the next five years falls below our current expected growth rate a portion or all of our goodwill may be impaired in future periods.

Intangible Assets—Intangible assets are comprised of assets with finite lives acquired in a business combination. The largest component of our intangible assets are those associated with the CLO investment management contracts. The intangible assets associated with CLO investment management contracts are amortized over their useful lives, either on a straight line basis or based on a ratio of expected discounted cash flows of the contracts. We consider our own assumptions in the underlying management fee projections which include the structure of the CLOs and estimates related to loan default rates, recoveries and discount rates. A change in those projections could have a significant impact on our amortization expense.
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
We record uncertain tax positions in accordance with ASC 740 on the basis of a two-step process whereby (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. As of December 31, 2014 and 2013, we believe there are no material uncertain tax positions that would require disclosure under GAAP.
Recent Accounting Updates

For a discussion of the impact of new accounting pronouncements on our financial condition or results of operations, see "Item 8—Consolidated Financial Statements—Note 3" of the Notes to the Consolidated Financial Statements.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk
As a smaller reporting company, we are not required to provide the information required by Item 7A.

Item 8.    Financial Statements and Supplementary Data

CIFC CORP.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
CIFC Corp.
New York, New York

We have audited the accompanying consolidated balance sheets of CIFC Corp. and subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the two years in the period ended December 31, 2014. We also have audited the Company's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CIFC Corp. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP

New York, New York
March 18, 2015

CIFC CORP. AND ITS SUBSIDIARIES
Consolidated Balance Sheets

	December 31, 2014	December 31, 2013
	(In thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$59,290	$25,497
Restricted cash and cash equivalents	1,694	1,700
Due from brokers	1	18,813
Investments	38,699	16,883
Receivables	2,134	2,120
Prepaid and other assets	4,115	5,104
Deferred tax asset, net	55,475	57,675
Equipment and improvements, net	5,194	4,261
Intangible assets, net	15,074	25,223
Goodwill	76,000	76,000
Subtotal	257,676	233,276
Assets of Consolidated Entities:
Restricted cash and cash equivalents	935,416	699,387
Due from brokers	120,541	209,882
Investments	11,772,826	10,420,993
Receivables	40,994	36,350
Prepaid and other assets	20,682	300
Total assets of Consolidated Entities	12,890,459	11,366,912
TOTAL ASSETS	$13,148,135	$11,600,188
LIABILITIES
Due to brokers	$—	$5,499
Accrued and other liabilities	15,584	15,197
Deferred purchase payments	—	1,179
Contingent liabilities	12,668	16,961
Long-term debt	120,000	139,164
Subtotal	148,252	178,000
Non-Recourse Liabilities of Consolidated Entities:
Due to brokers	391,291	606,808
Accrued and other liabilities	1,482	100
Interest payable	36,174	22,552
Long-term debt	12,049,034	10,484,975
Total Non-Recourse Liabilities of Consolidated Entities (1)	12,477,981	11,114,435
TOTAL LIABILITIES	12,626,233	11,292,435
EQUITY
Common stock, par value $0.001: 500,000,000 shares authorized, 25,323,417 issued and 25,192,973 outstanding as of December 31, 2014 and 20,921,333 issued and 20,790,889 outstanding as of December 31, 2013	25	21
Treasury stock, at cost: 130,444 shares as of December 31, 2014 and 2013	(914)	(914)
Additional paid-in capital	988,904	963,011
Retained earnings (deficit)	(811,695)	(810,858)
TOTAL CIFC CORP. STOCKHOLDERS’ EQUITY	176,320	151,260
Noncontrolling interest in Consolidated Funds (Note 2)	210,818	5,107
Appropriated retained earnings (deficit) of Consolidated VIEs	134,764	151,386
TOTAL EQUITY	521,902	307,753
TOTAL LIABILITIES AND EQUITY	$13,148,135	$11,600,188

CIFC CORP. AND ITS SUBSIDIARIES
Consolidated Balance Sheets (continued)

Included in the Company's Consolidated Balance Sheets are balances from Consolidated Variable Interest Entities ("Consolidated VIEs") (1). See Notes 2, 3 and 4.

	December 31, 2014	December 31, 2013
	(In thousands)
ASSETS
Assets of Consolidated VIEs:
Restricted cash and cash equivalents	$929,401	$699,122
Due from brokers	102,373	209,882
Investments	11,573,164	10,420,993
Receivables	40,235	36,350
Total assets of Consolidated VIEs	$12,645,173	$11,366,347
LIABILITIES
Non-Recourse Liabilities of Consolidated VIEs:
Due to brokers	$372,956	$606,808
Accrued and other liabilities	1,230	42
Interest payable	36,174	22,552
Long-term debt	12,049,034	10,484,975
Total Non-Recourse Liabilities of Consolidated VIEs	$12,459,394	$11,114,377
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

   See notes to Consolidated Financial Statements.

CIFC CORP. AND ITS SUBSIDIARIES
Consolidated Statements of Operations

	For the Years Ended December 31,
	2014	2013
	(In thousands, except share and per share amounts)
Revenues
Management fees	$4,868	$8,400
Net interest income from investments	790	333
Total net revenues	5,658	8,733
Expenses
Employee compensation and benefits	31,223	30,339
Professional services	7,259	5,277
General and administrative expenses	10,960	7,707
Depreciation and amortization	11,421	15,541
Impairment of intangible assets	—	3,106
Total expenses	60,863	61,970
Other Income (Expense) and Gain (Loss)
Net gain (loss) on investments	2,474	1,822
Net gain (loss) on contingent liabilities (Note 10)	(2,932)	1,644
Corporate interest expense	(4,236)	(5,865)
Net gain on sale of management contract	229	1,386
Other, net	—	(2)
Net other income (expense) and gain (loss)	(4,465)	(1,015)
Operating income (loss)	(59,670)	(54,252)

Net results of Consolidated Entities (Note 6)	69,505	169,869

Income (loss) before income taxes	9,835	115,617
Income tax (expense) benefit	(22,158)	(18,782)
Net income (loss)	(12,323)	96,835
Net (income) loss attributable to noncontrolling interest in Consolidated Entities (Note 2)	20,704	(73,464)
Net income (loss) attributable to CIFC Corp.	$8,381	$23,371

Earnings (loss) per share (Note 14) —
Basic	$0.37	$1.12
Diluted	$0.35	$0.98
Weighted-average number of shares outstanding (Note 14)—
Basic	22,908,846	20,800,580
Diluted	24,167,641	25,737,363

See notes to Consolidated Financial Statements.

CIFC CORP. AND ITS SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)

	For the Years Ended December 31,
	2014	2013
	(In thousands)
Net income (loss)	$(12,323)	$96,835
Other comprehensive income (loss):
Foreign currency translation	—	3
Other comprehensive income (loss)	—	3
Comprehensive income (loss)	(12,323)	96,838
Comprehensive (income) loss attributable to noncontrolling interest in Consolidated Entities	20,704	(73,464)
Comprehensive income (loss) attributable to CIFC Corp.	$8,381	$23,374

   See notes to Consolidated Financial Statements.

CIFC CORP. AND ITS SUBSIDIARIES
Consolidated Statements of Equity

	CIFC CORP. Stockholders' Equity						Consolidated Entities (Note 2)
	Common Stock		Treasury Stock
	Shares Outstanding	Par Value	Amount	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings (deficit)	Noncontrolling Interests in Consolidated Funds	Appropriated retained earnings (deficit) of Consolidated VIEs	Total Equity
	(In thousands)
Balance—December 31, 2012	20,683	$21	$(664)	$955,407	$(3)	$(830,073)	$—	$78,029	$202,717
Net income (loss)	—	—	—	—	—	23,371	107	73,357	96,835
Issuance of common stock, net of issuance costs	20	—	—	150	—	—	—	—	150
Treasury stock acquired	(35)	—	(250)	—	—	—	—	—	(250)
Share-based compensation	100	—	—	7,347	—	—	—	—	7,347
Exercise of options	23	—	—	107	—	—	—	—	107
Contribution from noncontrolling interests	—	—	—	—	—	—	5,000	—	5,000
Dividends declared ($0.20 per share)	—	—	—	—	—	(4,156)	—	—	(4,156)
Other	—	—	—	—	3	—	—	—	3
Balance—December 31, 2013	20,791	$21	$(914)	$963,011	$—	$(810,858)	$5,107	$151,386	$307,753
Net income (loss)	—	—	—	—	—	8,381	4,840	(25,544)	(12,323)
Exercise of warrants	99	—	—	128	—	—	—	—	128
Extension of warrants	—	—	—	200	—	—	—	—	200
Share-based compensation	51	—	—	2,697	—	—	—	—	2,697
Exercise of options	120	—	—	617	—	—	—	—	617
Conversion of Convertible Notes	4,132	4	—	22,251	—	—	—	—	22,255
Contribution from noncontrolling interests	—	—	—	—	—	—	66,389	—	66,389
Consolidation of Consolidated Entities	—	—	—	—	—	—	140,115	8,922	149,037
Deconsolidation of Consolidated Entities	—	—	—	—	—	—	(5,633)	—	(5,633)
Dividends declared ($0.40 per share)	—	—	—	—	—	(9,218)	—	—	(9,218)
Balance—December 31, 2014	25,193	$25	$(914)	$988,904	$—	$(811,695)	$210,818	$134,764	$521,902

   See notes to Consolidated Financial Statements.

CIFC CORP. AND ITS SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2014	2013
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(12,323)	$96,835
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net premium and discount (accretion) amortization on investments, loans and debt issuance costs	321	401
Share-based compensation	2,692	7,497
Net (gain) loss on investments and contingent liabilities / other (gain) loss	458	(3,466)
Net gain on the sale of management contract	(229)	(1,386)
Depreciation and amortization	11,421	15,541
Impairment of intangible assets	—	3,106
Deferred income tax expense (benefit)	3,932	(3,761)
Excess tax benefits from share-based payment arrangements	(171)	(223)
Consolidated Entities:
Net (gain) loss on investments	228,777	(56,321)
Net (gain) loss on liabilities	8,996	193,633
Net other (gain) loss	(2,031)	51
Changes in operating assets and liabilities:
Due from brokers	12,832	(17,663)
Receivables	(20)	312
Prepaid and other assets	626	128
Due to brokers	(5,499)	5,499
Accrued and other liabilities	1,578	(316)
Change in restricted cash and cash equivalents	7	(88)
Consolidated Entities:
Due from brokers	124,120	(106,874)
Purchase of investments	(8,817,853)	(7,897,636)
Sales of investments	7,402,452	6,599,693
Receivables	(24,893)	2,195
Due to brokers	(219,117)	112,167
Accrued and other liabilities	1,145	(5,107)
Interest payable	13,807	5,799
Net cash provided by (used in) operating activities	(1,268,972)	(1,049,984)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of management contracts	229	1,386
Purchases of investments	(28,806)	(131,783)
Sales of investments	20,484	121,598
Purchases of equipment and improvements	(2,204)	(1,016)
Consolidated Entities:
Change in restricted cash and cash equivalents	(212,894)	359,896
Net cash provided by (used in) investing activities	(223,191)	350,081
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	—	(250)
Debt issuance costs amortization	696	1,093
Dividends paid	(9,218)	(4,156)
Proceeds from option exercises and extension of warrants	780	(115)
Deferred purchase payments and payments on contingent liabilities	(8,724)	(19,179)
Excess tax benefits from share-based payment arrangements	171	223
Consolidated Entities:
Contributions from noncontrolling interests	66,051	5,000
Proceeds from issuance of long-term debt	4,640,981	3,089,087
Payments made on long-term debt	(3,164,781)	(2,393,998)
Net cash provided by (used in) financing activities	1,525,956	677,705
Foreign currency translation	—	3
Net increase (decrease) in cash and cash equivalents	33,793	(22,195)
Cash and cash equivalents at beginning of period	25,497	47,692
Cash and cash equivalents at end of period	$59,290	$25,497

CIFC CORP. AND ITS SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)

	For the Years Ended December 31,
	2014	2013
	(In thousands)
SUPPLEMENTAL DISCLOSURE:
Cash paid for interest	$3,266	$4,314
Cash paid for income taxes	$19,092	$24,347
Consolidated Entities:
Cash paid for interest	$158,111	$120,245

Non-cash disclosures:
Exercise of stock options	$—	$197
Conversion of Convertible Notes	$22,251	$—
Consolidated Entities:
Consolidation of net assets	$160,074	$—
Deconsolidation of net assets	$2,001	$—
Non-cash settlement of interest receivables with increases in principal	$2,007	$2,754

See notes to Consolidated Financial Statements.

CIFC CORP. AND ITS SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 1—Organization and Business

Organization—CIFC Corp. (“CIFC” and, together with its subsidiaries, the “Company”) is a Delaware corporation headquartered in New York City. Prior to 2012, the Company acquired an investment manager, Columbus Nova Credit Investments Management, LLC (the "CNCIM Acquisition" and "CNCIM") and completed a merger (the “Merger”) with Commercial Industrial Finance Corp. (“Legacy CIFC”), an asset manager. In acquiring Legacy CIFC, the Company also acquired CypressTree Investment Management, LLC ("CypressTree"), a credit asset manager that Legacy CIFC acquired in 2010. With the Merger, the Company has four asset management subsidiaries: CIFC Asset Management LLC ("CIFCAM"), Columbus Nova Credit Investments Management, LLC, CypressTree Investment Management, LLC and Deerfield Capital Management LLC ("DCM").
During 2013, DFR Holdings LLC ("DFR Holdings") purchased 9,090,909 shares of the Company's outstanding common stock from CIFC Parent Holdings LLC (“CIFC Parent”, which was a significant stockholder prior to this transaction). In addition, DFR Holdings purchased 1,000,000 shares of the Company's outstanding common stock and 2,000,000 warrants from an affiliate of General Electric Capital Corporation (“GE Capital”), which represented GE Capital's entire shareholding in CIFC. During 2014, DFR Holdings exercised its right to convert the $25.0 million aggregate principal amount of Convertible Notes into 4,132,231 shares of Common Stock (see Note 11, 12 and 16). Following these transactions, as of December 31, 2014, DFR Holdings, on a fully-diluted basis, owned approximately 70% of the Company's shares.

Business—The Company is a fundamentals-based, relative value, alternative credit manager. Its primary business is to provide investment management services for investment products. The Company manages assets for various types of investors, including: pension funds, hedge funds and other asset management firms, banks, insurance companies and other types of institutional investors located across the world.

The Company's assets under management ("AUM") is primarily comprised of Collateralized Loan Obligations ("CLOs"), credit funds, separately managed accounts ("SMAs") and other loan-based products (together, with credit funds and SMAs, "Non-CLO products"). These credit products are opportunistic investment strategies where the Company seeks to generate both current income and capital appreciation, primarily through senior secured corporate loans (“SSCLs”) investments and, to a lesser extent, other investments.

Management internally views and manages the business as one reportable segment. The Company operates as a single operating segment as managed by CIFC's Co-Presidents, who are considered the Company's chief operating decision makers ("CODM"). The CODM bears the ultimate responsibility for, and is actively engaged in, the allocation of resources and the evaluation of the Company's operating and financial results. The Company has concluded that CIFC has a single operating segment based on the following:

•	The Company is managed under a functionally-based organizational structure with the head of each function reporting directly to the CODM;

•	The Company's CODM allocates resources and makes other operating decisions based on specific business opportunities and;

•	The Company has an integrated investment process through which the Investment Research, Portfolio Management and Trading teams support all the products that the Company offers.

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

Consolidated Entities—Consolidated Entities includes the operating results of the Consolidated Funds and the Consolidated VIEs as defined below. As of December 31, 2014 and 2013, the Company held $62.6 million and $92.1 million, respectively of investments in its Consolidated Entities. In addition, the Company recognized management fees and net investment income from the Consolidated Entities as follows:

	For the Years Ended December 31,
	2014	2013
	(In thousands)
Net results of Consolidated Entities (Note 6)	$69,505	$169,869
Net (income) loss attributable to noncontrolling interest in Consolidated Entities	20,704	(73,464)
Net results from Consolidated Entities attributable to CIFC Corp.	$90,209	$96,405

Characteristics of net results of Consolidated Entities attributable to CIFC Corp:
Consolidated Entities management fees (1)	$79,334	$82,317
Consolidated Entities net investment income (2)	10,875	14,088
Net results from Consolidated Entities attributable to CIFC Corp.	$90,209	$96,405

Explanatory Notes:
________________________________

(1)	Management fees include senior, subordinate and incentive fees.

(2)	Includes equity distributions earned from residual interests in CLOs.

Consolidated Funds—The Company consolidates entities in which the Company has a controlling voting interest. As of December 31, 2014, the Company consolidated the following funds under the voting interest model.

Senior Secured Corporate Loan Fund—The Company invests in and manages an open ended credit fund that invests in U.S. performing senior secured corporate loans (the "Senior Secured Corporate Loan Fund") to provide capital appreciation and risk-adjusted returns to its investors. During March 2014, several new investors entered the fund, eliminating a limited partners' substantive participating right in the fund. Since March 31, 2014, the Company consolidated the fund as it held a controlling voting interest as the investment adviser. Prior to the consolidation, the Company's investment was recorded in "Investments" on the Company's Consolidated Balance Sheet. As of December 31, 2014 and 2013, the Company held an investment of $5.2 million and $10.8 million, respectively. As of December 31, 2014, the limited partners held a $204.5 million investment which was reported in "Noncontrolling interest in Consolidated Funds" on the Consolidated Balance Sheet.

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tactical Income Fund—During 2013, the Company launched an open ended credit fund that invests primarily in second-lien loans (the "Tactical Income Fund"). As of December 31, 2014 and 2013, the Company was the investment adviser for the fund and the general partner in the fund, holding an investment of $11.0 million and $10.2 million, respectively. As of both December 31, 2014 and 2013, the Company held a controlling financial and voting interest in the Tactical Income Fund and consolidated the entity.

Consolidated VIEs—The Company also consolidates variable interest entities in which it is deemed the primary beneficiary (see Note 3). These Consolidated VIEs generally include CLOs and CDOs (collectively, the "Consolidated CLOs"), warehouses and certain funds where the Company manages, holds an investment in the entity or is entitled to incentive fees.

Consolidated CLOs—As of December 31, 2014 and 2013, the Company consolidated 31 and 26 CLOs, respectively. See Note 4.

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

During the years ended December 31, 2014 and 2013, the Company consolidated seven and six warehouses, respectively, and deconsolidated six and four warehouses, respectively, in conjunction with the sponsorship of newly issued CLOs. See Note 4 for more information. As of December 31, 2014, the Company consolidated one warehouse.

Unconsolidated Funds—Warehouse Fund—In December 2014, the Company launched a closed end structured credit fund that invests primarily in interests in warehouses managed by CIFC (the "Warehouse Fund"). As of December 31, 2014, the carrying value of the Company's investment, as the general partner of the fund was $10.6 million. The limited partners may remove the general partner's presumption of control, and as such, the Company did not consolidate the fund. As of December 31, 2014, the Company's investment was recorded in "Investments" on the Company's Consolidated Balance Sheet. As of December 31, 2014, the Warehouse Fund held no investments in warehouses that were Consolidated VIEs.

Co-Investment Fund—During 2013, the Company launched a closed end structured credit fund that invests primarily in residual tranches of CLOs and, to a lesser extent, warehouses, managed by CIFC (the "Co-Investment Fund"). As of December 31, 2014 and 2013, the carrying value of the Company's investment, as the general partner of the fund was $16.6 million and $15.3 million, respectively. During the first quarter of 2014, several limited partners entered into the fund removing the general partner's presumption of control, and as such, the Company deconsolidated the fund from its Consolidated Financial Statements. As of December 31, 2014, the Company's investment was recorded in "Investments" on the Company's Consolidated Balance Sheet. As of December 31, 2013, the fund was consolidated and the limited partner's investment was reported in "Noncontrolling interest in Consolidated Funds" on the Consolidated Balance Sheet. In addition, as of December 31, 2014 and 2013, the Co-Investment Fund invested in six and one CLOs, respectively, and one and two Warehouses managed by CIFC, which were Consolidated VIEs.

Unconsolidated VIEs

As of December 31, 2014, the Company had variable interests in an additional 1 CLO, 8 CDOs, and 4 other investment products, which the Company managed, that were not consolidated (collectively the "Unconsolidated VIEs") as the Company was not deemed to be the primary beneficiary of the VIEs. As of December 31, 2013, the Company's unconsolidated VIEs included 5 CLOs, 8 CDOs and 1 other investment product.

The Company's maximum exposure to loss on Unconsolidated VIEs includes its investment, management fee receivables and future management fees collectible by the Company. As of December 31, 2014 and 2013, the Company had no exposure to loss associated with the Unconsolidated VIEs related to investments made by the Company in the Unconsolidated VIEs. In addition, as of December 31, 2014 and 2013, the Company's management fee receivables were $0.3 million and $0.2 million, respectively.

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

For CLOs and CDOs, if the Company is deemed to (i) have the power to direct the activities of the CLO or CDO that most significantly impact the economic performance and (ii) either the obligation to absorb losses or the right to receive benefits that could be significant to the CLO or CDO, then the Company is deemed to be the primary beneficiary of the CLO or CDO and is required to consolidate the CLO or CDO. Generally, the Company's contractual relationship as collateral manager of the CLOs and CDOs described herein satisfies criteria (i) Its ownership interests in and/or ability to earn certain incentive or other management fees in certain of its CLOs and CDOs can (but does not always) satisfy criteria (ii) Generally, the Company has a variable interest in each of the CLOs and CDOs it manages due to the provisions of the respective management agreements and direct investments it holds in certain of the CLOs.

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

Intangible Assets—The Company's intangible assets consist primarily of contractual rights to earn future management fees from CLOs. The Company determined that all intangible assets held are comprised of assets with finite lives and are amortized on a straight line basis or based on a ratio of expected discounted cash flows of the contracts. Intangible assets with finite lives are tested for impairment if events or changes in circumstances indicate that the assets may not be recoverable. If the Company determines the carrying value of an intangible asset is not recoverable it will record an impairment charge to the extent its carrying value exceeds its estimated fair value. Impairments of intangible assets are recorded in "Impairment of intangible assets" on the Consolidated Statements of Operations. See Note 9 for further details.

Goodwill—The excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired (including identifiable intangible assets) and liabilities assumed is recorded as goodwill. Goodwill represents the excess cost of a business acquisition over the fair value of the net assets acquired and is not amortized. Goodwill has been recognized as a result of the acquisitions of CNCIM, the Merger with Legacy CIFC and the strategic relationship with GE Capital. The Company reviews goodwill periodically, at least on an annual basis in the fourth quarter of each year, to determine whether the carrying value of goodwill is impaired. If goodwill is deemed to be impaired, the difference between the carrying amount reflected in the Consolidated Financial Statements and the estimated fair value is recognized as an expense in the period in which the impairment occurs. The Company has one reporting unit for which goodwill is tested for impairment.

During the fourth quarter of 2014, the Company changed the date of its annual goodwill impairment test from December 31 to November 30. See Note 9 for further details.

Contingent Consideration and Contingent Liabilities—Contingent consideration and contingent liabilities assumed in business combinations are recorded at fair value and measured at fair value at each reporting date with changes in fair value recorded within "Net gain (loss) on contingent liabilities" on the Consolidated Statements of Operations. See Note 10 for further details.

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

•
Level 2—inputs to the valuation methodology include quoted prices for similar financial instruments in active markets, quoted prices for identical financial instruments in inactive markets, and inputs that are observable for the financial instrument, either directly or indirectly, for substantially the full term of the financial instrument. The Company's financial instruments generally included in this category are loans where asset valuations are provided by third-party pricing services (loan valuations provided by third-party pricing services based on a composite price determined using fewer than two quotes are classified as Level 3), corporate bonds and investments in CLOs and CDOs where asset valuations are provided by third-party pricing services, investments in funds where the Company has the ability to redeem its investment at net asset value at, or within three months of, the reporting date, long-term debt of the Company's Consolidated CLOs and total return swap on warehouses.

•
Level 3—inputs to the valuation methodology include significant unobservable inputs to the fair value measurement. This includes situations where there is little, if any, market activity for the financial instrument. The inputs into the determination of fair value require significant management judgment or estimation. The Company's financial instruments generally included in this category are corporate bonds, investments in CLOs, CDOs and loans where valuations are provided by third-party pricing services based on a composite price determined using fewer than two quotes, loans where asset valuations are not provided by third-party pricing services and whose fair value is determined using the Company's comparable companies pricing model or other pricing models, warrants, long-term debt of the Consolidated CLOs (including the subordinated notes).

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

CIFC CORP. AND ITS SUBSIDIARIES
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
Unrealized appreciation or depreciation and realized gains and losses on assets and liabilities of Consolidated VIEs are recorded in the Consolidated Statements of Operations within "Net results of Consolidated Entities." Unrealized appreciation or depreciation and realized gains and losses on liabilities are recorded in the Consolidated Statements of Operations within "Net gain (loss) on contingent liabilities." Unrealized appreciation or depreciation and realized gains and losses on all other assets are recorded in the Consolidated Statements of Operations within "Net gain (loss) on investments."
Consolidated Entities’ Assets—Investments—The Consolidated Entities generally invest in SSCLs rated below investment grade (also referred to as leveraged loans or high yield securities). The Company has elected to account for all assets of the Consolidated Entities under the fair value option. Further, these assets are considered trading securities and therefore not held at amortized cost. Unrealized appreciation/depreciation and realized gains/losses on assets of Consolidated Entities are recorded in the Consolidated Statements of Operations within "Net results of Consolidated Entities."
Revenue Recognition—Management Fees—The Company earns management fees from the investment products it manages. These management fees are paid periodically in accordance with the terms of the individual management agreements for as long as the Company manages the products. The management fees paid to the Company by these investment products are the Company's primary source of revenue. Management fees typically consist of fees based on the amount of assets held in the investment products and, in certain cases, incentive fees based on the returns generated for certain investors. Management fees are recognized as revenue when earned. The Company does not recognize management fees as revenue until all contingencies have been removed.
Revenue Recognition—Net Interest Income from Investments—Net interest income from investments includes interest revenue from investments in funds, warehouses or other assets held by the Company and equity distributions earned from residual interests in CLOs.
The Company generally invests in the residual interests of the CLOs it sponsors and invests in the warehouses it issues. The Company is generally required to consolidate these entities under the VIE rules, as noted above. Investment management fees and net interest income from investments on the Consolidated VIEs is reported on the Consolidated Statements of Operations as the difference between "Net results of Consolidated Entities" and "Net income (loss) attributable to noncontrolling interest in Consolidated Entities."
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
Long-Term Debt—The Company's junior subordinated notes are carried at their outstanding principal amounts. The Convertible Notes are recorded at a discount, which was being amortized into interest expense over the life of the debt. The Convertible Notes were converted during 2014 (see Notes 11, 12 and 16).
Consolidated Entities’ Long-Term Debt—Subordinated notes of the Consolidated Entities have certain characteristics of equity and are recorded as debt on the Consolidated Balance Sheets as they have stated maturities. The maturities indicate a date on which they are mandatorily redeemable and redemption is required only upon liquidation or termination of the CLO and not upon liquidation or termination of the Company. Interest expense of Consolidated Entities is recorded in "Net results of Consolidated Entities" on the Consolidated Statements of Operations.
Cash and Cash Equivalents—Cash and cash equivalents include cash on hand, cash held in banks and liquid investments with original maturities of 90 days or less.

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Equipment and Improvements—Equipment and Improvements are stated at cost, net of accumulated depreciation. Depreciation is generally recorded using the straight-line method over the estimated useful lives of the various classes of equipment. Leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining life of the lease using the straight-line method. The Company does not consider renewal options when determining the amortization of leasehold improvements unless renewal is considered reasonably assured at the inception of the lease. Equipment and Improvements are periodically reviewed for indications of impairment and written down to fair value if impaired.
Income Taxes—Current federal income taxes are recognized based on amounts estimated to be payable or recoverable as a result of taxable income for the current year. Deferred tax assets and liabilities are recognized for the future income tax consequences (temporary differences) attributable to the difference between the carrying amounts of assets and liabilities and their respective income tax bases. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. The Company recognizes the effect of change in income tax laws or rates on deferred tax assets and liabilities in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets to the amount that is more likely than not to be realized. Components of deferred tax assets, liabilities and valuation allowance are included in Note 15.
GAAP provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. The Company believes that there are no material uncertain tax positions that would require disclosure under GAAP. The Company accrues interest and penalties, if applicable, in income tax expense. Tax years that remain open to examination by major tax jurisdictions include 2011 through the current year.
Appropriated Retained Earnings (Deficit) of Consolidated VIEs—Appropriated retained earnings (deficit) of Consolidated VIEs represents the excess fair value of the Consolidated CLO or CDOs' assets over the Consolidated CLO or CDOs' liabilities upon initial consolidation and is subsequently adjusted each period for the net income (loss) attributable to the Consolidated VIEs.
Stock-Based Compensation—Compensation cost for stock-based awards are generally measured based on the grant-date fair value of the award. Stock-based awards that do not require future service (i.e. vested awards) are expensed immediately. Stock-based awards that require future service or performance conditions are amortized over the relevant service period. The Company communicates "target awards" at the beginning of the performance period and the final payouts are determined when perfomance criteria are met at the end of the performance period. Amortization is recognized as "Employee compensation and benefits" and "General and administrative expenses" in the Consolidated Statements of Operations. See Note 12 for the required disclosure relating to stock-based compensation.
Earnings Per Share—Basic earnings per share is calculated by dividing net income (loss) attributable to CIFC Corp. by the weighted-average number of shares of common stock outstanding for the period. Diluted earnings per share adjusts basic earnings per share by the dilution that would have occurred had all contingent issuances of common stock that would have individually reduced earnings per share occurred at either the beginning of the period or the time of issuance of the potentially dilutive securities, if those securities were issued during the period. The Company uses the treasury stock method to determine the dilutive effect of stock options, warrants and unvested restricted stock units ("RSUs") and the if-converted method to determine the dilutive effects of the Convertible Notes. During 2014, the Convertible Notes were converted (see Notes 11, 12 and 16). See Note 14 for the computation of earnings per share.

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Recent Accounting Updates

In February 2015, the FASB issued Accounting Standards Update ("ASU") 2015-02, Consolidation (Topic 810) - Amendments to the Consolidation Analysis. The new guidance applies to entities in all industries. It makes targeted amendments to the current consolidation guidance and ends the deferral granted to investment companies from applying the VIE guidance. The revised consolidation guidance, among other things, (i) modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities, (ii) eliminated the presumption that a general partner should consolidate a limited partnership, and (iii) modifies the consolidation analysis of reporting entities that are involved with VIEs through fee arrangements and related party relationships. The standard is effective for the Company beginning on January 1, 2016, however, early adoption is allowed, including in any interim period. The Company is currently evaluating the impact of this ASU on its Consolidated Financial Statements.
In November 2014, the FASB issued ASU 2014-16, Derivatives and Hedging, which clarified how current U.S. GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. Specifically, the ASU provided that an entity should consider all relevant terms and features, including the embedded derivative feature being evaluated for bifurcation, when evaluating the nature of the host contract. The guidance is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption, including adoption in an interim period, is permitted. The Company is currently evaluating the impact of this ASU on its Consolidated Financial Statements.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. The guidance will explicitly require management to assess an entity's ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. The new standard will be effective in the first annual period ending after December 15, 2016. Earlier adoption is permitted. The Company is currently evaluating the impact of this ASU on its Consolidated Financial Statements.

In August 2014, the FASB issued ASU 2014-13, Consolidation (Topic 810): Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity (a consensus of the FASB Emerging Issues Task Force) which provides guidance on measuring the financial assets and financial liabilities of a consolidated collateralized financing entity (“CFE”), such as CLOs. Entities may make an election to measure the CFE on the basis of either the fair value of the CFE’s financial assets or financial liabilities, whichever is deemed more observable. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 for public companies and early adoption is permitted. The Company is currently evaluating the impact of this ASU on its Consolidated Financial Statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The standard clarifies the required factors that an entity must consider when recognizing revenue and also requires additional disclosures. ASU 2014-09 is effective for the Company beginning January 1, 2017. Early adoption is not permitted. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company is currently evaluating the impact of this ASU on its Consolidated Financial Statements.

In July 2013, the FASB issued ASU 2013-11, Income Taxes, which provides guidance on financial statement presentation of an unrecognized tax benefit when a net operating loss ("NOL") carryforward, a similar tax loss, or a tax credit carryforward exists. This guidance was effective for the Company's fiscal year beginning January 1, 2014. The adoption of this ASU did not have an impact on the Company's Consolidated Financial Statements.

In June 2013, the FASB issued ASU 2013-08, Financial Services—Investment Companies, which amends the scope, measurement, and disclosure requirements for investment companies. This ASU amends the requirements related to qualifying for the “investment-company deferral“ under ASU 2010-10, Consolidation. This guidance was effective for the Company's fiscal year beginning January 1, 2014. The adoption of this ASU did not have a material impact on the Company's Consolidated Financial Statements.

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

Consolidated CLOs—The following table summarizes the consolidated assets and non-recourse liabilities of the Consolidated CLOs included in the Consolidated Balance Sheets and the Company's total maximum exposure to loss on these Consolidated CLOs, as follows (1):

	December 31, 2014	December 31, 2013
	(In thousands)
Total Assets	$12,557,293	$10,963,096
Total Liabilities (non-recourse)	12,392,648	10,756,652

Maximum exposure to loss:
Investments and beneficial interests (2)	$25,517	$49,490
Receivables	4,200	3,836
Total maximum exposure to loss	$29,717	$53,326

Explanatory Notes:
________________________________

(1)	In addition, exposure to loss excludes future management fees on the Consolidated VIEs, which are not included in the table above.

(2)
Amounts are eliminated in consolidation. As of December 31, 2014 and 2013, the Company held an investment of $25.2 million and $44.3 million, respectively, directly in the residual interests of its Consolidated CLOs and, through its ownership of other Non-CLO products (see Note 2), the Company invested an additional $0.3 million and $5.2 million, respectively, in the residual interests of its Consolidated CLOs.

Other Consolidated VIEs (Warehouses)—The following table summarizes the Company's consolidated assets and non-recourse liabilities of other Consolidated VIEs included in the Consolidated Balance Sheets:

	December 31, 2014			December 31, 2013
	Consolidated Assets	Consolidated Total Non-Recourse Liabilities	Maximum Exposure to Loss (1)	Consolidated Assets	Consolidated Total Non-Recourse Liabilities	Maximum Exposure to Loss (1)
	(In thousands)
Warehouses (1)	$87,880	$66,746	$21,134	$403,251	$357,725	$42,279

Explanatory Note:
________________________________

(1)
Maximum exposure to loss is generally limited to the Company's investment in the entity. As of December 31, 2014 and 2013, the Company consolidated one and two warehouses, respectively. Amounts are eliminated in consolidation. As of December 31, 2013, the Company invested $32.5 million directly in its warehouses, and through its ownership of the Co-Investment Fund (see Note 2), the Company invested an additional $9.7 million in the warehouses. The Company did not have any indirect investments through its ownership of the Non-CLO products as of December 31, 2014.

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table below represents total net results of the Consolidated VIEs included in the net results of the Consolidated Entities on the Consolidated Statements of Operations:

	For the Years Ended December 31,
	2014	2013
	(In thousands)
Consolidated CLOs	$57,641	$161,471
Warehouses (1)	6,137	8,398
Net results of Consolidated VIEs	$63,778	$169,869

Explanatory Note:
________________________________

(1)	During the years ended December 31, 2014 and 2013, the Company's results from warehouses included seven and six warehouse investments, respectively.

Note 5—Fair Value
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Fair Value Hierarchy—The following tables summarizes the Company's assets and liabilities carried at fair value on a recurring basis, by class and by level:

	December 31, 2014				December 31, 2013
	Level 1	Level 2	Level 3	Estimated Fair Value	Level 1	Level 2	Level 3	Estimated Fair Value
	(In thousands)				(In thousands)
Assets
Investments:
Investment in Funds	$—	$—	$27,169	$27,169	$—	$10,827	$—	$10,827
Loans (1)	—	2,959	967	3,926	—	5,546	510	6,056
Structured products & other	—	—	7,604	7,604	—	—	—	—
Subtotal	—	2,959	35,740	38,699	—	16,373	510	16,883
Consolidated Entities:
Loans (2)	—	9,184,488	2,517,887	11,702,375	—	8,604,967	1,706,290	10,311,257
Corporate bonds	—	—	478	478	—	—	16,220	16,220
Structured products & other	—	—	69,973	69,973	—	—	93,516	93,516
Total Consolidated Entities	—	9,184,488	2,588,338	11,772,826	—	8,604,967	1,816,026	10,420,993
Total Assets	$—	$9,187,447	$2,624,078	$11,811,525	$—	$8,621,340	$1,816,536	$10,437,876
Liabilities
Contingent liabilities	$—	$—	$12,668	$12,668	$—	$—	$16,961	$16,961
Consolidated Entities:
Long-term debt (2)	—	—	12,049,034	12,049,034	—	—	10,484,975	10,484,975
Total Consolidated Entities	—	—	12,049,034	12,049,034	—	—	10,484,975	10,484,975
Total Liabilities	$—	$—	$12,061,702	$12,061,702	$—	$—	$10,501,936	$10,501,936

Explanatory Notes:
______________________________

(1)	During the year ended December 31, 2013, one loan was purchased and classified as Level 3.

(2)
The Company generally invests in the residual equity of the CLOs it sponsors and invests in the warehouses it issues. For all assets and liabilities of the Consolidated Entities, the Company elected the fair value option. As of December 31, 2014 and 2013, the total aggregate unpaid principal balance of loans was $12.0 billion and $10.3 billion, respectively, and total contractual principal amounts on long-term debt was $12.8 billion and $11.0 billion, respectively.

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

	Level 3 Financial Assets
	For the Year Ended December 31, 2014								For the Year Ended December 31, 2013
	Investments				Investment Assets of Consolidated Entities				Investment Assets of Consolidated Entities
	Loans	Investments in Funds	Structured Products & Other	Total	Loans	Corporate Bonds	Structured Products & Other	Total	Loans	Corporate Bonds	Structured Products & Other	Total
		(In thousands)
Estimated fair value, beginning of period	$510	$—	$—	$510	$1,706,290	$16,220	$93,516	$1,816,026	$1,177,058	$67,438	$81,709	$1,326,205
Transfers into Level 3 (1)	—		—	—	355,793	—	—	355,793	177,504	—	—	177,504
Transfers out of Level 3 (2)	—	—	—	—	(296,059)	—	—	(296,059)	(192,767)	—	—	(192,767)
Transfers in due to consolidation or acquisition	1,008	15,964	—	16,972	32,523	—	5,321	37,844	—	—	—	—
Transfers between classes	(498)	—	—	(498)	498	—	—	498	—	—	—	—
Net realized/unrealized gains (losses)	(53)	1,195	(311)	831	(55,695)	350	9,136	(46,209)	6,746	686	13,041	20,473
Purchases	—	10,010	7,915	17,925	1,884,265	—	1,910	1,886,175	1,344,196	16,954	19,471	1,380,621
Sales	—	—	—	—	(412,444)	(16,092)	(19,022)	(447,558)	(397,281)	(68,361)	(14,128)	(479,770)
Settlements	—	—	—	—	(697,284)	—	(20,888)	(718,172)	(409,166)	(497)	(6,577)	(416,240)
Estimated fair value, end of period	$967	$27,169	$7,604	$35,740	$2,517,887	$478	$69,973	$2,588,338	$1,706,290	$16,220	$93,516	$1,816,026
Change in unrealized gains (losses) for the period for the assets held as of the end of the period	$(23)	$1,194	$(311)	$860	$(46,579)	$(28)	$679	$(45,928)	$7,493	$290	$10,214	$17,997

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

	Level 3 Financial Liabilities
	For the Year Ended December 31, 2014			For the Year Ended December 31, 2013
	Contingent Liabilities	Long-term Debt of Consolidated Entities	Total	Contingent Liabilities	Long-term Debt of Consolidated Entities	Total
	(In thousands)
Estimated fair value, beginning of period	$16,961	$10,484,975	$10,501,936	$33,783	$9,596,434	$9,630,217
Sale of investments in Consolidated CLOs (1)	—	20,601	20,601	—	10,438	10,438
Transfer in due to consolidation or deconsolidation	—	101,694	101,694	—	—	—
Net realized/unrealized (gains) losses	2,932	8,995	11,927	(1,644)	193,633	191,989
Purchases	—	70,567	70,567	—	30,906	30,906
Sales	—	—	—	—	(10,000)	(10,000)
Issuances	—	4,526,984	4,526,984	—	3,060,413	3,060,413
Settlements (2)	(7,225)	(3,164,782)	(3,172,007)	(15,178)	(2,396,849)	(2,412,027)
Estimated fair value, end of period	$12,668	$12,049,034	$12,061,702	$16,961	$10,484,975	$10,501,936
Change in unrealized gains (losses) for the period for the liabilities outstanding as of the end of the period	$2,932	$230,011	$232,943	$2,118	$97,471	$99,589

Explanatory Notes:
__________________________

(1)
Represents the Company's sales of its residual interests in the Consolidated CLOs. The sale removes the requirement to consolidate the CLOs, therefore, debt and/or subordinated notes of the CLOs are no longer eliminated in consolidation.

(2)	For Contingent Liabilities, amount represents payments made related to the contingent liabilities assumed for the Merger with Legacy CIFC.

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value Methodologies of Financial Instruments

The following is a description of the Company's valuation methodologies for financial instruments measured at fair value by class as required by ASC Topic 820, including the general classification of such instruments pursuant to the valuation hierarchy.

Investments in Funds—Investments in Funds represents the Company's investment in certain credit funds where the Company co-invests with third party investors. The fair value of investments in funds is generally determined based on the Company's proportionate share of the Net Asset Value ("NAV") of the fund. When the Company and third party investors have the ability to redeem their investments at their respective proportionate share of NAV at, or within three months of the reporting date, the investments at fair value are classified as Level 2 and when the Company and third party investors do not have the ability to redeem their investment at their proportionate share of NAV at, or within three months of the reporting date, the investments at fair value are classified as Level 3. The NAV calculation includes significant inputs including the valuation of assets and liabilities of the fund. A third-party pricing service provides the underlying asset prices in the fund.

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

Structured Products & Other—Structured products and other primarily represents the fair value of investments in third party CLOs or CDOs which are generally valued via a third-party pricing service. The inputs to the valuation include recent trade information, discount rates, forward yield curves, and loan level information (including loan loss, recovery and default rates, prepayment speeds and other security specific information obtained from the trustee and other service providers related to the product being valued). Although the inputs used in the third-party pricing service's valuation model are generally obtained from active markets, the third-party pricing service does not provide a detailed analysis for each security valued. The Company performs certain procedures on a sample basis to determine that prices approximate fair market value. When a value from a third-party pricing service is unavailable, the value may be based on an internally developed discounted cash flow model which includes unobservable market inputs or by broker quote.  Inputs to the internally developed model include the structure of the product being valued and estimates related to loan default, recovery and discount rates. Accordingly these assets are classified as Level 3 within the fair value hierarchy.

In addition, included in Structured Products and Other is the Company's warehouse total return swap ("TRS" - Note 7). The fair value of the Warehouse TRS is calculated as the sum of (i) the change in fair value of the reference obligations (SSCLs are valued at a composite of the mid-point in the bid-ask spread of broker quotes) since they became reference obligations (ii) net realized gains (losses) on reference obligations sold during the period and (iii) interest income earned on the reference obligations, less an amount equal to LIBOR plus an agreed upon margin on the outstanding notional amount of the reference obligations. The Warehouse TRS is classified as Level 2 within the fair value hierarchy.

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

	December 31, 2014			December 31, 2014	December 31, 2013	Impact of Increase in Input on Fair Value Measurement (1)
Financial Liabilities	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input	Range	Range
Contingent Liabilities	$12,668	Discounted cash flows	Discount rate (2)	1.2%-12.5%	5.1%-15.0%	Decrease
			Default rate (3)	2.0%	2.0%	Decrease
			Recovery rate (3)	70%	70%	Increase
			Pre-payment rate (3)	35-40%	35-40%	Decrease
			Reinvestment spread of assets above LIBOR	3.0-3.8%	3.0-3.8%	Increase
			Reinvestment price of assets	100.0	100.0	Increase

Long-Term Debt of the Consolidated CLOs & Warehouses	$12,049,034	Discounted cash flows	Discount rate - Debt Tranches (4)	n/a (5)	0.6%-7.1%	Decrease
			Discount rate - Subordinated Note Tranches	n/a (5)	12%	Decrease
			Default rate (3)	n/a (5)	1.0-2.0%	Decrease
			Recovery rate (3)	n/a (5)	70-75%	Increase
			Pre-payment rate (3)	n/a (5)	25-40%	Decrease
			Reinvestment spread of assets above LIBOR	n/a (5)	3.0-3.8%	Increase
			Reinvestment price of assets	n/a (5)	99.5-100.0	Increase

Explanatory Notes:
____________________________

(1)	The impact of a decrease in input would have the opposite impact to the fair value as that presented in the table.

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

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Carrying Value and Estimated Fair Value of Financial Assets and Liabilities

The Company has not elected the fair value option for certain financial liabilities. A summary of the carrying value and estimated fair value of those liabilities are as follows:

	As of December 31, 2014		As of December 31, 2013
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(In thousands)
Financial liabilities:
Long-term debt:
Junior Subordinated Notes (1)	$120,000	$57,314	$120,000	$63,535
Convertible Notes (2)	n/a	n/a	$19,164	$32,149

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

(2)
Convertible Notes outstanding were converted into the Company's common shares on July 12, 2014 (see Notes 11, 12 and 16). The estimated fair value of the Convertible Notes as of December 31, 2013 was determined using a third-party valuation firm that used a binomial tree model which utilized significant unobservable inputs, including volatility and yield assumptions. This methodology is classified as Level 3 within the fair value hierarchy.

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

Investments of the Consolidated Entities are diversified over multiple industries. In addition, applicable agreements to CLOs and warehouses outline industry concentration limits. Management does not believe the Company has any significant concentration risks.

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6—Net Results of Consolidated Entities

The following table is a summary of the components of "Net results of Consolidated Entities":

	For the Years Ended December 31,
	2014	2013
	(in thousands)
Investment income	$517,252	$474,148
Interest expense	(171,931)	(127,059)
Net investment income	345,321	347,089
Net gain (loss) on investments	(228,777)	56,321
Net gain (loss) on liabilities	(8,996)	(193,633)
Net gain (loss) on other investments and derivatives	2,031	(51)
Net gain (loss) from activities of Consolidated Entities	$109,579	$209,726
Expenses of Consolidated Entities	(40,074)	(39,857)
Net Results of Consolidated Entities (1)	$69,505	$169,869

Explanatory Note:
________________________________

(1)	See Note 2 for a reconciliation of Net Results from Consolidated Entities attributable to CIFC Corp.

Note 7—Derivative Instruments and Hedging Activities

Total Return Swap—On March 17, 2014, the Company, through a warehouse SPV, entered into a TRS agreement with a third party bank, in lieu of financing. As of December 31, 2014, this arrangement was terminated. During the year ended December 31, 2014, the Company recognized net income related to derivative instruments of $2.0 million, in "Net results of Consolidated Entities" on the Consolidated Statement of Operations.

Note 8—Equipment and Improvements
Equipment and improvements consisted of the following:

		As of December 31,
	Estimated initial useful life	2014	2013
	(In years)	(In thousands)
Equipment and computer software	3-5	$4,541	$2,410
Leasehold improvements	11	2,455	2,409
Office furniture and fixtures	7	672	644
Equipment and improvements, gross		7,668	5,463
Less: accumulated depreciation (1)		(2,474)	(1,202)
Equipment and improvements, net		$5,194	$4,261

Explanatory Note:
________________________________

(1)	Depreciation expense related to equipment and improvements totaled $1.3 million and $0.7 million for the years ended December 31, 2014 and 2013, respectively.
During the years ended December 31, 2014 and 2013, additions to equipment and improvements totaled $2.2 million and $1.0 million, respectively.

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9—Intangible Assets and Goodwill

Intangible Assets

Intangible assets are comprised of the following (1):

	Weighted-Average Remaining Estimated Useful Life	Gross Carrying Amount (1)	Accumulated Amortization (2)	Net Carrying Amount
	(In years)	(In thousands)
December 31, 2014:
Investment management contracts	3.2	$72,941	$61,723	$11,218
Referral arrangement	4.8	3,810	1,334	2,476
Non-compete agreements	3.2	1,535	936	599
Trade name	6.3	1,250	469	781
Total intangible assets		$79,536	$64,462	$15,074
December 31, 2013:
Investment management contracts	4.0	$72,941	$52,661	$20,280
Referral arrangement	5.8	3,810	572	3,238
Non-compete agreements	4.2	1,535	736	799
Trade name	7.3	1,250	344	906
Total intangible assets		$79,536	$54,313	$25,223

Explanatory Notes:
_________________________________

(1)	Gross carrying amounts have been adjusted for impaired assets as of the date presented.

(2)	During the years ended December 31, 2014 and 2013, the Company recorded amortization expense on its intangible assets of $10.1 million and $14.8 million, respectively.

The following table presents expected amortization expense of the existing intangible assets:

(In thousands)
2015	$6,796
2016	4,010
2017	2,172
2018	1,527
2019	413
Thereafter	156
$15,074

In January 2012, the Company completed the sale of its rights to manage Gillespie CLO PLC (“Gillespie”), a European CLO. The sale price was comprised of a payment on the closing date and contingent payments which were collected during 2013 and 2014. During the years ended December 31, 2014 and 2013, the Company collected contingent payments of $0.2 million and $1.4 million, respectively, which was reported in "Net gain on sale of management contract" on the Consolidated Statements of Operations.

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

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Goodwill

During the fourth quarter of 2014, the Company changed the date of its annual goodwill impairment test from December 31 to November 30.  The change in goodwill impairment test date will lessen resource constraints that exist in connection with the Company's year-end close and financial reporting process, provide for additional time to complete the required goodwill impairment testing, and better align with the Company's annual planning and budgeting process.  Accordingly, the Company believes the change in the annual goodwill impairment testing date is preferable. The change in accounting principle does not delay, accelerate or avoid an impairment charge.  The Company determined it was impracticable to objectively determine projected cash flows and related valuation estimates that would have been used as of each November 30, for periods prior to November 30, 2014 without the use of hindsight.  As such, the Company has prospectively applied the change in annual goodwill impairment testing date from November 30, 2014.

For purposes of reviewing impairment and recoverability of goodwill, management must make various assumptions regarding estimated future cash flows and other factors in determining the fair value of the Company's only reporting unit. In evaluating the recoverability of goodwill, the fair value of the reporting unit is derived utilizing a blended income and market approach. Under the income approach management makes various assumptions regarding estimated future cash flows and other factors in determining the fair value of the reporting unit. Under the market approach, management determined the fair value of the reporting unit based on multiples of EBITDA of comparable publicly-traded companies. Based on the annual impairment review, which was assessed on November 30, 2014 and December 31, 2013, management determined that goodwill was not impaired. For the years ended December 31, 2014 and 2013, the Company did not have any goodwill additions. As of both December 31, 2014 and 2013, total goodwill net of accumulated impairment was $76.0 million.

Note 10—Deferred Purchase Payments and Contingent Liabilities

The Company's Deferred Purchase Payments and Contingent Liabilities are as follows:

	December 31, 2014	December 31, 2013
	(In thousands)
Deferred purchase payments	$—	$1,179

Contingent liabilities from the Merger (related party) - Note 16	$11,693	$15,349
Contingent liabilities value assumed through the Merger	975	1,612
Contingent liabilities	$12,668	$16,961

Deferred Purchase Payments—In April 2011, the Company entered into a merger (the "Merger") with Commercial Industrial Finance Corp. ("Legacy CIFC"). As a result of the Merger, Legacy CIFC became CIFCAM, a wholly-owned subsidiary of CIFC. The consideration for the Merger included the payment to CIFC Parent Holdings LLC ("CIFC Parent"), the sole stockholder of Legacy CIFC, of $7.5 million of cash payable in three equal installments of $2.5 million (subject to certain adjustments). During the year ended December 31, 2013, the Company made the final deferred purchase payment related to the Merger of $2.5 million leaving no remaining amounts outstanding under this agreement.

In March 2010, the Company entered into an acquisition and investment agreement with DFR Holdings and CNCIM pursuant to which it agreed to acquire all of the equity interests in CNCIM from DFR Holdings. The consideration for the CNCIM acquisition includes deferred purchase payments totaling $7.5 million in cash payable in five equal annual installments beginning in December 2010. During the year ended December 31, 2014, the Company paid its final installment of $1.5 million, leaving no amounts outstanding under this agreement.

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Contingent Liabilities—In addition to the consideration paid in connection with the Merger, the Company was required to pay CIFC Parent a portion of incentive fees earned on six CLOs managed by CIFCAM (the "Legacy CIFC CLOs"). The terms of these payments were as follows: (i) the first $15.0 million of incentive fees received (which was fulfilled in 2013), (ii) 50% of any incentive fees in excess of $15.0 million in aggregate received from the Legacy CIFC CLOs by the combined company over ten years from April 13, 2011 (the "Merger Closing Date") and (iii) payments relating to the present value of any such incentive fees from the Legacy CIFC CLOs that remain payable to the combined company after the tenth anniversary of the Merger Closing Date. During the years ended December 31, 2014 and 2013, the Company made total payments of $6.6 million and $12.5 million, respectively, related to these contingent liabilities. As of December 31, 2014, there are no remaining payments under item (i) and the Company made cumulative payments of $13.1 million under item (ii) to date.

In addition, the Company also assumed contingent liabilities during the merger that primarily represent contingent consideration related to Legacy CIFC’s acquisition of CypressTree in December 2010. The assumed contingent liabilities are based on a fixed percentage of certain management fees from the CypressTree CLOs. These fixed percentages vary by CLO. From the Merger Closing Date to June 2013 the minimum fixed percentage was 55%, and effective July 2013, the minimum fixed percentage was 39%. During the years ended December 31, 2014 and 2013, the Company made payments of $0.6 million and $2.6 million, respectively, related to these contingent liabilities.

The following table presents the gain (loss) related to the changes in fair value of contingent liabilities recorded within "Net gain (loss) on liabilities" on the Consolidated Statements of Operations:

	For the Years Ended December 31,
	2014	2013
	(In thousands)
Contingent liabilities from the Merger	$(2,951)	$1,269
Contingent liabilities assumed through the Merger	19	375
Total net gain (loss) on contingent liabilities	$(2,932)	$1,644

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11—Long-Term Debt

The following table summarizes the Company's long-term debt:

	December 31, 2014			December 31, 2013
	Carrying Value	Current Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Carrying Value	Current Weighted Average Borrowing Rate	Weighted Average Remaining Maturity
	(In thousands)		(In years)	(In thousands)		(In years)
Recourse debt:
March Junior Subordinated Notes (1)	$95,000	1.00%	20.8	$95,000	1.00%	21.8
October Junior Subordinated Notes (2)	25,000	3.73%	20.8	25,000	3.73%	21.8
Total Subordinated Notes Debt	$120,000	1.57%	20.8	$120,000	1.57%	21.8

Convertible Notes (3)	n/a	—%	n/a	$19,164	10.00%	3.9
Total recourse debt	$120,000			$139,164

Non-recourse Consolidated Entities' debt:
Consolidated CLOs (4)	$11,998,034	1.77%	8.7	$10,336,453	1.43%	8.3
Warehouses (5)	51,000	1.89%	n/m	148,522	1.30%	n/m
Total non-recourse Consolidated Entities' debt	$12,049,034	1.77%	8.7	$10,484,975	1.43%	8.3
Total long-term debt	$12,169,034			$10,624,139

Explanatory Notes:
________________________________

(1)	March Junior Subordinated Notes bear interest at an annual rate of 1% through April 30, 2015 and 3 month LIBOR plus 2.58% until maturity on October 30, 2035.

(2)	October Junior Subordinated Notes bear interest at an annual rate of three month LIBOR plus 3.50% and mature on October 30, 2035.

(3)
The Convertible Notes were converted on July 12, 2014. As of December 31, 2013, the Convertible Notes were recorded net of a discount of $5.8 million, and paid interest at the stated rate of 10.00%. Including the discount, the effective rate of interest was 18.14%.

(4)
Long-term debt of the Consolidated CLOs is recorded at fair value. The subordinated notes of Consolidated CLOs do not have a stated interest rate. Therefore, they are excluded from the calculation of the weighted average borrowing rate. As of December 31, 2014 and 2013, the par value of the Consolidated CLOs long-term debt (including subordinated notes) was $12.9 billion and $10.9 billion, respectively.

(5)
Long-term debt of warehouses not held by the Company is recorded at fair value. The fair value excludes the preferred shares of warehouses not held by the Company. As warehouses are generally terminated before the end of their terms, they are excluded from the calculation of the weighted average remaining maturity.

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Recourse Debt
Junior Subordinated Notes—The $95.0 million aggregate principal amount of junior subordinated notes (the "March Junior Subordinated Notes") are governed by a junior subordinated indenture (the "March Note Indenture"), dated March 4, 2010, between the Company and The Bank of New York Mellon Trust Company, National Association, as trustee. The $25.0 million aggregate principal amount of junior subordinated notes (the "October Junior Subordinated Notes") are governed by a junior subordinated indenture (the "October Note Indenture"), dated October 20, 2010, between the Company and The Bank of New York Mellon Trust Company, National Association, as trustee. The March Note Indenture and October Note Indenture contain certain restrictive covenants including a restricted payments covenant that restricts the Company's ability to pay dividends or make distributions in respect of the Company's equity securities, subject to a number of exceptions and conditions.
Convertible Notes—During the second quarter of 2014, the Company gave notice to its convertible note holder of its intention to redeem the notes at their full par value and on July 12, 2014, the note holder, DFR Holdings, exercised its right to convert the notes into shares of the Company's common stock. On July 12, 2014, the Company converted its $25.0 million full par value of Convertible Notes into 4,132,231 shares of the Company's common stock at a conversion price of $6.05 per share. The Convertible Notes did not have a beneficial conversion feature; therefore, upon conversion, $22.2 million representing the carrying amount of the debt (including the unamortized discount), deferred interest payable, unamortized debt issuance costs and the tax effect was credited to “Additional paid-in capital” to reflect the issuance of common shares. No gain or loss was recognized on the conversion of the Convertible Notes.
Non-Recourse Consolidated Entities Debt
Consolidated CLOs—During the year ended December 31, 2014, the Consolidated CLOs issued $3.3 billion of debt, paid down $1.6 billion of their outstanding debt, made net borrowings under revolving credit facilities of $19.6 million, and distributed $230.0 million to the holders of their subordinated notes. During the year ended December 31, 2013, the Consolidated CLOs issued $2.6 billion of debt, paid down $1.5 billion of their outstanding debt, made net borrowings under revolving credit facilities of $20.6 million, and distributed $256.2 million to the holders of their subordinated notes.
The carrying value of the assets of the Consolidated CLOs, which are the only assets to which the Consolidated CLO debt holders have recourse for repayment was $12.6 billion and $11.0 billion as of December 31, 2014 and 2013, respectively.
Other Consolidated Entities—The debt and equity holders have recourse to the total assets of the respective Consolidated Entity's assets. See Note 4 for further details of the Company's exposure to loss on Consolidated Entities.

Note 12—Equity

Common Stock—On July 12, 2014, the Company issued 4,132,231 shares of the Company's common stock on the conversion of $25.0 million of Convertible Notes to DFR Holdings (see also Note 11 and 16).

The Company declared a $0.10 quarterly dividend beginning the third quarter of 2013. During the years ended December 31, 2014 and 2013, the Company declared aggregate annual dividends of $0.40 and $0.20, respectively, per common share. Subsequent to year end, the Company declared a cash dividend of $0.10 per share. The dividend will be paid on April 15, 2015 to shareholders of record as of the close of business on April 2, 2015.

Treasury Stock/Stock Repurchases—On March 29, 2012, the Board of Directors ("the Board") approved a $10.0 million share repurchase program. Shares may be repurchased from time to time and in such amounts as market conditions warrant, subject to price ranges set by management and regulatory considerations. The share repurchase program does not have an expiration date. There were no repurchases made during the year ended December 31, 2014. During the year ended December 31, 2013, the Company repurchased 34,995 common shares in open-market transactions for an aggregate cost of $0.3 million with an average price per share of $7.16. As of December 31, 2014, the Company was authorized to repurchase up to $5.4 million of its common stock under its share repurchase program.

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock-based Compensation—The Company's stock-based awards to certain of its employees and directors are recognized within "Employee compensation and benefits" and "General and administrative expenses", respectively, on the Consolidated Statements of Operations. These awards are issued pursuant to the CIFC Corp. 2011 Stock Option and Incentive Plan (the “2011 Stock Plan”). During the year ended December 31, 2014, the Company's Board of Directors approved the second amendment to the 2011 Stock Plan increasing the aggregate number of common shares authorized for issuance under the plan by 2.0 million shares to 6,181,929. As of December 31, 2014, an aggregate of 1,053,544 shares remain available for issuance under 2011 Stock Plan.

During the years ended December 31, 2014 and 2013, the Company recorded total stock-based compensation expense for its Stock Options and Restricted Stock Units ("RSU") of $2.6 million and $4.7 million, respectively. The Company also recognized stock-based compensation expense related to Profit Interest Awards (see detailed below). On December 18, 2013, the Company entered into a multi-year employment contract with Peter Gleysteen to serve as Vice Chairman of the Board of Directors. The agreement accelerated the vesting of his stock option awards which resulted in an additional $1.8 million of employee compensation and benefits expense recognized during the year ended December 31, 2013. As of December 31, 2014, there was $11.2 million of estimated unrecognized compensation expense related to unvested stock option and RSU awards, net of estimated forfeitures. The remaining weighted average vesting period of stock options and RSUs are 1.03 years and 5.16 years, respectively.

Stock Options—The following table summarizes certain Stock Options activity:

	Number of Shares Underlying Stock-Based Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at December 31, 2013	3,879,813	$6.33	5.77	$5,979
Granted (1)(2)	400,000	8.81
Exercised (3)	(120,000)	6.13
Forfeited (4)	(524,500)	4.83
Outstanding at December 31, 2014	3,635,313	$6.68	5.16	$6,146
Exercisable at December 31, 2014	2,497,735	$6.34	3.75	$4,873
Vested and Expected to vest at December 31, 2014 (5)	3,575,403	$6.66	5.11	$6,093

Explanatory Notes:
________________________________

(1)	During the years ended December 31, 2014 and 2013, weighted average grant date fair value was $2.36 and $4.08.

(2)
During the year ended December 31, 2014, the Company granted to certain employees 200,000 service-based stock options with one-quarter of the awards vesting on January 1, 2015, and 200,000 service-based stock options with one-third of the awards vesting on January 1, 2015. The remainder of these options will vest ratably over the respective remaining term of the option agreements.

(3)	During the years ended both December 31, 2014 and 2013, total intrinsic value of options exercised was $0.3 million.

(4)	The forfeited stock-based awards are returned to the grant pool for reissuance under the 2011 Stock Plan.

(5)	Includes a reduction to outstanding options at period end for expected forfeiture rate over the life of the options.

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

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The stock-based awards granted generally have exercise prices equal to the fair market value of the stock on the date of grant, a contractual term of 10 years and a vesting period of approximately 4 years. In addition to awards with service conditions, certain of the awards also contain performance conditions. The expected dividend yield is the expected annual dividend as a percentage of the fair market value of the stock on the date of grant. Options granted during 2014 included an expected dividend yield representing what the Company expected to distribute in the foreseeable future at the grant date. All options granted prior to 2014 did not include an expected dividend yield since the Company declared its first dividend in the third quarter of 2013. The expected volatility is estimated by considering the historical volatility of the Company's stock, the historical and implied volatility of peer companies and the Company's expectations of volatility for the expected life of the stock-based awards. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for an instrument which closely approximates the expected option term. The expected option term is the number of years management estimates that the stock-based award will be outstanding prior to exercise. The expected life of the stock-based awards issued is determined using the simplified method.

RSUs—Each RSU outstanding represents the right to receive one share of the Company's common stock, subject to acceleration upon the occurrence of certain specified events. The number of RSUs may be adjusted, as determined by the Board, in connection with any stock dividends, stock splits, subdivisions or consolidations of shares (including reverse stock splits) or similar changes in the Company's capitalization. During the years ended December 31, 2014 and 2013, the Company granted to employees and directors 1.3 million and 15,000 RSUs, respectively.

During the fourth quarter of 2014, the Company granted 162,070 service-based RSUs to certain employees and executives. The awards vest over three years with 1/3 initially vesting on December 31, 2015 with the remainder of the award vesting ratably on a quarterly basis for the remaining two years (until the last vesting date of December 31, 2017). These awards are not entitled to dividends, therefore the fair value of these awards were determined using the Company's grant date common stock price less the present value of the expected dividends forgone during the vesting period.

During third quarter of 2014, the Company granted 100,000 service-based RSUs to certain employees which are comprised of five equal 20,000 RSU tranches, with 20% of the first tranche initially vesting on December 31, 2014 and 20% of each of the remaining four tranches initially vesting on one year anniversaries of the initial vesting date of previous tranches (each such 20% initial vesting date, the “Initial Vest Date” in respect of such tranche). Following the Initial Vest Date in respect of each tranche, 5% of the remaining RSUs will vest quarterly over the four year period following the Initial Vest Date in respect of such tranche. On the same day, the Company also granted 30,000 performance-based RSUs to certain employees which cliff vest on January 1, 2017. These awards are not entitled to dividends, therefore the fair value of these awards were determined using the Company's grant date common stock price less the present value of the expected dividends forgone during the vesting period.

On June 13, 2014, the Company granted 800,000 service-based RSUs to certain employees which vest as follows: (i) 600,000 service-based RSUs comprised of five 120,000 RSU tranches, with 20% of the first tranche initially vesting on December 31, 2014, 20% of the second tranche initially vesting on December 31, 2015, 20% of the third tranche initially vesting on December 31, 2016, 20% of the fourth tranche initially vesting on December 31, 2017 and 20% of the fifth tranche initially vesting on December 31, 2018 (each such 20% initial vesting date, the “Initial Vest Date” in respect of such tranche); following the Initial Vest Date in respect of each tranche, 5% of the remaining RSUs will vest quarterly over the four year period following the Initial Vest Date in respect of such tranche and (ii) 200,000 service-based RSUs that vest over two years. On the same day, the Company also granted 150,000 performance-based RSUs to certain executives which cliff vest on January 1, 2017. These awards are not entitled to dividends, therefore the fair value of these awards were determined using the Company's grant date common stock price less the present value of the expected dividends forgone during the vesting period.

During the year ended December 31, 2013, the Company granted 15,000 RSUs to an employee with one quarter of the award vesting on December 21, 2013. The remainder of the award will vest ratably over the remaining three years. As these awards are not entitled to dividends, the fair value of these awards was determined using the Company's grant date common stock price less the present value of the expected dividends forgone during the vesting period.

During the fourth quarter of 2014, the Company granted 11,686 service-based RSUs to new directors that joined the Company during the fourth quarter of 2014. These awards vest on June 5, 2015. The awards are entitled to dividend equivalent rights and, as such, the fair value of the awards were determined using the Company's grant date common stock price.

On June 5, 2014, the Company granted 64,396 service-based RSUs to the Company's directors that vest in approximately one year. The awards are entitled to dividend equivalent rights and, as such, the fair value of the awards were determined using the Company's grant date common stock price.

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the years ended December 31, 2014 and 2013, the Company issued shares of common stock of 17,565 and 20,352 to its directors, respectively, and recorded $0.2 million of "General and administrative expenses" on the Consolidated Statements of Operations during the year ended December 31, 2013. There was no expense recognized in 2014 related to the shares issued. These grants were fully vested and expensed in 2013 based on the grant date fair value of the Company's common shares.

The weighted average grant date fair value of all awards granted above in 2014 and 2013 was $7.86 and $8.00, respectively. The following table summarizes restricted stock units activity:

For the Year Ended December 31, 2014
Restricted stock units outstanding, beginning of period	18,486
Granted	1,318,152
Vested	(38,986)
Forfeited (1)	(49,208)
Restricted stock units outstanding, end of period	1,248,444

Explanatory Note:
_________________________________

(1)	The forfeited stock-based awards are returned to the grant pool for reissuance under the 2011 Stock Plan.

Profits Interests Awards—During June 2011, CIFC Parent (a related party until December 18, 2013, see Note 16) granted certain employees of the Company profits interests in CIFC Parent that vests in thirds on the first, second and third anniversary of the grant date. The profits interests share in approximately 5% of the residual value of CIFC Parent above a specified value. These liability-based awards were measured at fair value on the grant date and are remeasured at each reporting date, with changes in fair value recorded as compensation expense, until the award is paid (or settled) by CIFC Parent. Compensation expense is recognized over the vesting period of the award on a straight line basis. In addition, a corresponding adjustment will be made to "Additional paid-in capital" on the Consolidated Balance Sheets to reflect CIFC Parent's contribution to the Company's net book value. Management's estimate of the fair value of these awards was based on a discounted cash flow model that includes estimates related to the performance of CIFC Parent.

During the years ended December 31, 2014 and 2013, the Company recorded a non-cash compensation expense of $0.1 million and $2.8 million, respectively, in "Employee compensation and benefits" on the Consolidated Statements of Operations related to the amortization and remeasurement of the value of the awards. As of December 31, 2014, there was no estimated unrecognized compensation expense related to these awards.

Warrants—In December 2013, DFR Holdings purchased warrants (the "DFR Warrants") from GE Capital Equity Investments, Inc. ("GE Capital"). The DFR Warrants generally maintain the same terms as the warrants originally held by GE Capital. The DFR Warrants provide the holder the right to purchase 2.0 million shares of the Company's voting common stock while the original warrants issued to GE Capital provided the holder the right to purchase a newly created class of non-voting stock. The DFR Warrants have an exercise price of $6.375 per share, are immediately exercisable and were scheduled to expire on September 24, 2014. On September 22, 2014, the term of the warrants were extended to September 24, 2015 in exchange for cash of $0.2 million (see also Note 16) which was recorded to “Additional paid-in capital” on the Consolidated Balance Sheet for the amendment.

In connection with the restructuring of an investment product formerly managed by the Company, CIFC issued 250,000 warrants. These warrants provided the holders the right to purchase shares of the Company's common stock at an exercise price of $4.25 per share and expired on April 9, 2014. As of December 31, 2013, total warrants outstanding totaled 225,000. During the year ended December 31, 2014, the holders of the warrants exercised the warrants and, through net share settlement, the Company issued 99,065 common shares.

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13—Retirement and Savings Plan

The Company maintains a 401(k) Savings Plan for its full-time employees. In 2014, the Company started to provide a Company match on employees’ 401(k) contributions up to certain limits. Under the 401(k) Savings Plan, each participant may elect to contribute a portion of his or her annual compensation to the Plan subject to annual pre-tax dollar limits set by the IRS. In addition, the Company established a Profit Sharing Plan for certain employees. The Company’s contribution to the employees’ retirement plan totaled $0.3 million for the year ended December 31, 2014.  The Company is under no obligation to continue matching future employee contributions or to continue contributing to the Profit Sharing Plan and at the Company’s discretion may change its practices at any time.

Note 14 —Earnings (Loss) Per Share

The following table presents the calculation of basic and diluted earnings (loss) per share ("EPS"):

	For the Years Ended December 31,
	2014	2013
	(In thousands, except per share data)
Net income (loss) attributable to CIFC Corp. - basic	$8,381	$23,371
Dilutive effect of Convertible Notes (1)	—	1,830
Net income (loss) attributable to CIFC Corp. - diluted	$8,381	$25,201

Weighted-average shares - basic	22,909	20,801
Convertible Notes (1)	—	4,132
Stock options (2)	674	303
Warrants	500	490
Unvested RSUs	85	11
Weighted-average shares - diluted	24,168	25,737

Earnings (loss) per share
Basic	$0.37	$1.12
Diluted	$0.35	$0.98

Explanatory Notes:
________________________________

(1)
For the year ended December 31, 2014, the Convertible Notes were anti-dilutive and excluded from the calculation of EPS. The Convertible Notes were converted on July 12, 2014 (see Notes 11, 12 and 16).

(2)	For the years ended December 31, 2014 and 2013, the Company excluded anti-dilutive stock options from the calculation of diluted EPS of 0.8 million and 1.2 million, respectively.

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15—Income Taxes

The Company files stand-alone U.S. federal and state income tax returns. The entities that comprise the Company's Consolidated CLOs are foreign entities that are generally exempt from U.S. federal and state income taxes. Income taxes, if any, are the responsibility of the entity’s subordinated note owners. Consequently, the Consolidated Statements of Operations do not include a provision for income tax expense (benefit) related to the pre-tax income (loss) of the Company's Consolidated CLOs. However, to the extent that the Company holds a subordinated note interest in these entities, the Company is required to include its proportionate share of CLO income in the calculation of taxable income.
The components of income tax expense (benefit) are as follows:

	For the Years Ended December 31,
	2014	2013
	(In thousands)
Current:
Federal	$13,899	$15,597
State and local	4,327	6,946
Total current expense	18,226	22,543
Deferred:
Federal	(2,672)	(2,767)
State and local	6,604	(994)
Total deferred expense (benefit)	3,932	(3,761)
Total income tax expense (benefit)	$22,158	$18,782

The following table reconciles the Company's effective tax rate to the U.S. federal statutory tax rate:

	For the Years Ended December 31,
	2014	2013
Statutory U.S. federal income tax rate	35.00%	35.00%
Reconciling items:
Tax attributable to noncontrolling interest loss (1)	73.69%	(22.24)%
State income taxes, net of federal effect	31.92%	3.09%
Nondeductible expenses	26.22%	0.52%
Effect of tax law changes	64.67%	—%
Valuation allowance release	(2.88)%	(0.01)%
Other	(3.32)%	(0.11)%
Effective income tax rate (2)	225.3%	16.25%

Explanatory Notes:
________________________________

(1)	Includes income that is not taxable to the Company as such income is directly taxable to the noncontrolling interest holders in the Consolidated CLOs.

(2)	The effective tax rate is calculated on "Income (loss) before income tax expense (benefit)."

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The tax effects of temporary differences that result in significant deferred tax assets and deferred tax liabilities are as follows:

	For the Years Ended December 31,
	2014	2013
	(In thousands)
Deferred tax assets:
Intangible assets and goodwill	$43,544	$50,953
State net operating loss carryforwards	16,530	16,579
Federal net operating loss carryforwards	9,070	9,070
Other	10,872	10,468
Gross deferred tax asset	80,016	87,070
Less: Valuation allowance	(15,040)	(15,333)
Deferred tax asset	64,976	71,737
Deferred tax liabilities:
Purchased intangibles	3,598	6,869
Long-term debt	2,663	4,519
Other	3,240	2,674
Deferred tax liability	9,501	14,062
Net deferred tax asset	$55,475	$57,675

The Company evaluates its deferred income tax assets to determine if valuation allowances are required. The determination is based on all available evidence using a ‘more likely than not” standard. The Company’s ability to realize deferred tax assets depends upon the existence of sufficient taxable income of the appropriate character (ordinary vs. capital) within the carryback or carryforward periods. The Company considered all sources of taxable income in its deferred tax asset realization analysis. As of December 31, 2014 and 2013, the Company recognized a cumulative valuation allowance of $15.0 million and $15.3 million, respectively. The valuation allowance was recorded because management assessed that it is more likely than not that only a portion of the deferred tax asset will be realized. The valuation allowance relates to deferred tax assets for state net operating loss carryforwards and certain investments that are limited under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”) due to the existence of built-in-losses at the time of the June 9, 2010 “ownership change” as defined under Section 382 of the Code (an “Ownership Change”).This limitation is effective for a five year period subsequent to the ownership change date.

In March 2014, New York State enacted tax legislation that is effective for tax years beginning on or after January 1, 2015. As the result of the legislation, the Company expects significant decrease in the portion of its income taxable in New York State. The Company recorded an expense of $6.4 million to reflect both reduction in the value of its deferred tax assets and establishment of a valuation allowance associated with New York State NOLs as a result of the law change.

Ownership Changes—The Company experienced an ownership change on June 9, 2010 as a result of the acquisition of CNCIM and on the April 13, 2011 Merger with Legacy CIFC (the "Merger") causing a limitation on the annual use of its NOLs, NCLs, and certain recognized built-in losses. The annual limitation amount is approximately $1.3 million resulting from the June 9, 2010 ownership change. The Merger resulted in an annual limitation of approximately $9.5 million. However, as of December 31, 2012, the combined federal NOL carryforwards related to Legacy CIFC were fully utilized. For tax purposes, the Company also experienced other ownership changes as a result of transactions undertaken during 2013 and 2014. The Company does not anticipate further restrictions to the Section 382 limitation resulting from these transactions.

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2014, the Company had tax attribute carryforwards for US federal income tax purposes of $25.9 million which will expire in 2034 if not used.  As noted above, these tax attributes are subject to the annual limitation of $1.3 million.  Losses that exceed the Section 382 Limitation in any year will continue to be allowed as carryforwards for the remainder of the carryforward period; however, if the carryforward period for any losses expires before that loss is fully utilized, the unused portion will provide no future benefit.  The Company had net operating loss (“NOL”) carryforwards for state income tax purposes as follows:  Illinois - $268.5 million, New York State - $28.3 million, and New York City - $25.9 million expiring in 2023, 2035, and 2034 respectively.  The Company believes that it is more likely than not that Illinois and New York State NOLs will not provide any future benefit. Accordingly, we have recorded full valuation allowances related to these NOLs.

The Company recognizes tax positions in the financial statements only when it is more likely than not that the position will be sustained on examination by the relevant taxing authority based on the technical merits of the position. A position that meets this standard is measured at the largest amount of benefit that will more likely than not be realized on settlement. A liability is established for differences between positions taken in a tax return and amounts recognized in the financial statements. For the years ended December 31, 2014 and 2013, the Company did not record a liability for any unrecognized tax benefits.

The Company and its subsidiaries filed income tax returns in the U.S. and various state jurisdictions. As of December 31, 2014, the Company's 2011 through 2013 U.S. federal income tax returns are open for Internal Revenue Service and state taxing authorities examination under the three-year statute of limitations. The Company is currently under audit by the Internal Revenue Service for the years ended December 31, 2011 and 2012. The Company does not believe that the outcome of this audit will require the Company to record reserves for uncertain tax positions or that the outcome will have a material impact on the Consolidated Financial Statements for the years ended December 31, 2014 and 2013.

Note 16—Related Party Transactions

DFR Holdings—As of December 31, 2014 and 2013, DFR Holdings owned approximately 18.8 million and 14.7 million, respectively, of shares of the Company’s common stock. On July 12, 2014, the Company converted its $25.0 million aggregate principal amount of Convertible Notes into 4.1 million shares of the Company's common stock. In addition, for both periods, DFR Holdings held warrants that provide the holder the right to purchase 2.0 million shares of the Company's voting common stock which were scheduled to expire on September 24, 2014. On September 22, 2014, the warrants were extended to September 24, 2015 in exchange for cash of $0.2 million (see Note 12).

As such, related party transactions also included (i) the interest expense on the Convertible Notes of $1.9 million and $3.5 million, respectively, during the years ended December 31, 2014 and 2013, (ii) deferred purchase payments (see Note 10), and (iii) quarterly dividends (see Note 12). The Company did not earn any management fees from DFR Holdings for the year ended December 31, 2014.

On August 15, 2014, the Company entered into a consulting agreement with DFR Holdings whereby DFR Holdings agreed to provide the Company with ongoing advisory services such as the participation in financial, tax and strategic planning/budgeting, investor interface, new product initiatives, fund raising and recruiting. As part of the consulting agreement, the Company incurred professional fees of $2.0 million for the year ended December 31, 2014.

In addition, pursuant to the Third Amended Restated Stockholders Agreement with DFR Holdings dated December 2, 2013, the Company agreed to nominate to the Company's Board of Directors six directors designated by DFR Holdings (the "DFR Designees"). The number of directors that can be designated by DFR Holdings will be reduced in the event that DFR Holdings decreases its ownership (on a diluted basis) in CIFC. If DFR Holdings' ownership falls below 5%, it will lose the right to designate any director. During the year ended December 31, 2014, the DFR Designees earned an aggregate $0.8 million related to their services.

CIFC Parent—As of both December 31, 2014 and 2013, CIFC Parent did not own common shares of CIFC. However, during the year ended December 31, 2013, CIFC Parent held 9.1 million shares of the Company's common stock and invested in CLOs managed by the Company.

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As such, related party transactions for the years ended December 31, 2014 and 2013, included (i) contingent liabilities payments to CIFC Parent (see Note 10), (ii) fees to the Company for providing certain administrative services to CIFC Parent, and (iii) profits interests in CIFC Parent granted during 2011 to certain employees of the Company (see Note 12). As of December 31, 2014, there is no management fee receivables due from related parties. As of December 31, 2013, total management fee receivables due from related parties was approximately $167,000. For the years ended December 31, 2014 and 2013, total management fees earned from CIFC Parent was approximately $50,000 and $148,000, respectively.
Other—As of December 31, 2014 and 2013, a board member held $1.0 million of income notes in one of the Company's sponsored CLOs, CIFC Funding 2013-II, Ltd., through an entity in which he is a 50% equity holder.
Funds—As of December 31, 2014, key employees and directors of the Company's board (including related entities) invested in four different funds which the Company invests in and manages and held aggregate investments of $4.7 million. Key employees are not charged a management fee on their investment. Directors were charged a management fee, similar to certain other investors. For the year ended December 31, 2014, these fees were de minimis.
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

In November 2014, the Company settled the suit filed in June 2013 against CIFC (and certain of the Company's affiliates and directors) by a former employee. For the year ended December 31, 2014, the Company expensed $0.6 million related to the resolution of this lawsuit.
Lease Commitments—During the years ended December 31, 2014 and 2013, total occupancy expense was $1.7 million and $1.6 million, respectively. The future minimum commitments under the Company's lease agreement are as follows:

(In thousands)
2015	$1,607
2016	1,607
2017	1,607
2018	1,680
2019	1,752
Thereafter	5,258
$13,511

Unfunded Loan Commitments—Certain of the Consolidated CLOs have debt structures which include unfunded revolvers. Unfunded debt commitments represent the estimated fair value of those unfunded revolving debt facilities.
Unfunded loan commitments represent the estimated fair value of those unfunded revolvers of loan facilities. As of December 31, 2014 and 2013, the Consolidated CLOs had unfunded investment commitments on loans of $5.9 million and $36.8 million, respectively. The timing and amount of additional funding on these loans are at the discretion of the borrower, to the extent the borrower satisfies certain requirements and provides certain documentation. The Company does not have any obligation to fund these commitments.

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 18—Subsequent Events

Subsequent to year end, the Company declared a cash dividend of $0.10 per share. The dividend will be paid on April 15, 2015 to shareholders of record as of the close of business on April 2, 2015.

Subsequent to year end, the Company priced a CLO that represented approximately $600 million of new loan-based AUM.

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
Management's Annual Report on Internal Control over Financial Reporting
We are responsible for establishing and maintaining adequate internal control over financial reporting for our company as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with participation of our Principal Executive Officers and our Chief Financial Officer we assessed the effectiveness of internal control over financial reporting as of December 31, 2014. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). The objective of our assessment was to determine whether our internal control over financial reporting was effective as of December 31, 2014.
Based on our assessment under the framework in Internal Control—Integrated Framework, we concluded that our internal control over financial reporting was effective as of December 31, 2014.
Attestation of Independent Public Accounting Firm
The effectiveness of internal control over financial reporting as of December 31, 2014 has been audited by our independent registered public accounting firm as stated in their report that appears on page

41
.
Change in Internal Control Over Financial Reporting
None.

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

10.13
Non-Disclosure, Non-Competition, Non-Hiring, Non-Solicitation and Severance Agreement, dated June 13, 2014, by and between CIFC Corp. and Oliver Wriedt (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 17, 2014).

**10.14
Letter Agreement, dated as of November 20, 2012, by and between CIFC Corp. and Rahul Agarwal, (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on November 27, 2012).

**10.15	CIFC Corp. 2011 Stock Option and Incentive Plan (incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A filed with the SEC on August 3, 2011).
**10.16	First Amendment to CIFC Corp. 2011 Stock Option and Incentive Plan (incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A filed with the SEC on April 19, 2012).
**10.17	Second Amendment to CIFC Corp. 2011 Stock Option and Incentive Plan (incorporated by reference to Exhibit 99.3 to the Company’s Form S-8 filed with the SEC on December 11, 2014).
10.18
Form of Stock Option Award Certificate under the CIFC Corp. 2011 Stock Option and Incentive Plan (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on September 19, 2011).

10.19
Master Purchase Agreement, dated as of February 7, 2012, by and among DWM Management LLC, DFR Middle Market Holdings Ltd. and Deerfield Capital Management LLC (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on February 8, 2012).

10.20
Asset Purchase Agreement, dated July 30, 2012, by and among GE Capital Debt Advisors LLC, General Electric Capital Corporation, CIFC Asset Management LLC and CIFC Corp. (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on August 1, 2012).

10.21
Investment Agreement, dated as of September 24, 2012, by and between CIFC Corp. and GE Capital Equity Investments, Inc. (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on September 25, 2012).

10.22	Form of Warrant (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on September 25, 2012)

Ex. No.	Description of Exhibit
10.23	Amended and Restated Form of Warrant (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 23, 2014).
10.24
Restricted Stock Unit Award Agreement, dated June 13, 2014, by and between CIFC Corp. and Stephen J. Vaccaro (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 17, 2014).

10.25
Restricted Stock Unit Award Agreement, dated June 13, 2014, by and between CIFC Corp. and Oliver Wriedt (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 17, 2014).

10.26
Restricted Stock Unit Award Agreement, dated June 13, 2014, by and between CIFC Corp. and Stephen J. Vaccaro (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 17, 2014).

10.27
Restricted Stock Unit Award Agreement, dated June 13, 2014, by and between CIFC Corp. and Oliver Wriedt (incorporated by reference to the Company’s current Report on Form 8-K filed with the SEC on June 17, 2014).

10.28
Restricted Stock Unit Award Agreement, dated June 13, 2014, by and between CIFC Corp. and Stephen J. Vaccaro (incorporated by reference to the Company’s current Report on Form 8-K filed with the SEC on June 17, 2014).

10.29
Restricted Stock Unit Award Agreement, dated June 13, 2014, by and between CIFC Corp. and Oliver Wriedt (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 17, 2014).

10.30
Stock Option Award Certificate, dated June 13, 2014, by and between CIFC Corp and Stephen J. Vaccaro (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 17, 2014).

10.31
Stock Option Award Certificate, dated June 13, 2014, by and between CIFC Corp and Oliver Wriedt (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 17, 2014).

10.32
Stock Option Award Certificate, dated June 13, 2014, by and between CIFC Corp and Oliver Wriedt (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 17, 2014).

18	Preferability letter of Independent Registered Public Accounting Firm dated March XX, 2015.*

21.1	Subsidiaries of the Registrant.*
23.1	Consent of Independent Registered Public Accounting Firm.*
24.1	Power of Attorney (included on signature page).*
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.0
Financial statements from the annual report on Form 10-K of the Company for the year ended December 31, 2014, formatted in XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Equity, (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements furnished herewith.

Explanatory Notes:
_________________________________________________________________________

*	Filed herewith.

**	Compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CIFC CORP.
(Registrant)

Date:	March 18, 2015	By:	/s/ STEPHEN J. VACCARO
Stephen J. Vaccaro, Co-President
(Principal Executive Officer)

Date:	March 18, 2015	By:	/s/ OLIVER E. WRIEDT
Oliver Wriedt, Co-President
(Principal Executive Officer)

Date:	March 18, 2015	By:	/s/ RAHUL N. AGARWAL
Rahul Agarwal, Chief Financial Officer
(Principal Financial and Accounting Officer)

KNOWN BY ALL PERSONS BY THESE PRESENTS, that the individuals whose signatures appear below hereby constitute and appoint Rahul Agarwal, Stephen J. Vaccaro and Oliver Wriedt, and each of them severally, as his or her true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution for him or her and in his or her name, place and stead in any and all capacities to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do or perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or of his substitute or substitutes, may lawfully do to cause to be done by virtue hereof.

By:	/s/ ROBERT B. MACHINIST	By:	/s/ IOSIF BAKALEYNIK
	Robert B. Machinist		Iosif Bakaleynik
	Chairman and Director		Director
Date:	March 18, 2015	Date:	March 18, 2015

By:	/s/ EHUD BARAK	By:	/s/ JASON EPSTEIN
	Ehud Barak		Jason Epstein
	Director		Director
Date:	March 18, 2015	Date:	March 18, 2015

By:	/s/ PETER GLEYSTEEN	By:	/s/ ANDREW INTRATER
	Peter Gleysteen		Andrew Intrater
	Vice-Chairman and Director		Director
Date:	March 18, 2015	Date:	March 18, 2015

By:	/s/ PAUL F. LIPARI	By:	/s/ MARCO MUSETTI
	Paul F. Lipari		Marco Musetti
	Director		Director
Date:	March 18, 2015	Date:	March 18, 2015

By:	/s/ DANIEL K. SCHRUPP	By:	/s/ JEFFREY S. SEROTA
	Daniel K. Schrupp		Jeffrey S. Serota
	Director		Director
Date:	March 18, 2015	Date:	March 18, 2015

By:	/s/ STEPHEN F. SMITH
Stephen F. Smith
Director
Date:	March 18, 2015