Form 10-K/A
period 2014-12-31
CIFC Corp.
filed 2015-04-30
CIK 1313918

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 1-32551

CIFC Corp.

(Exact name of registrant as specified in its charter)

Delaware	20-2008622
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

250 Park Avenue, 4th Floor, New York, NY	10177
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 212-624-1200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   ☐  Yes  ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐  Yes  ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☒  No

The aggregate market value of the outstanding common equity held by non-affiliates of the registrant was $54.1 million based on the number of shares held by non-affiliates of the registrant as of June 30, 2014, and based on the reported last sale price of the common stock on June 30, 2014, which is the last business day of the registrant’s most recently completed second fiscal quarter.

There were 25,300,959 shares of the registrant’s common stock outstanding as of April 15, 2015.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends the Annual Report on Form 10-K (this “Amendment No. 1”) of CIFC Corp. ( “we,” “us,” “CIFC” or the “Company”) for the period ended December 31, 2014, originally filed with the Securities and Exchange Commission (the “SEC”) on March 18, 2015 (the “Original Filing”). The Company is filing this Amendment No. 1 to include information previously omitted from Items 10, 11, 12, 13 and 14 of Part III. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above-referenced items to be incorporated in the Form 10-K by reference from a definitive proxy statement if such statement is filed no later than 120 days after our fiscal year end. We are filing this Amendment No.1 to include Part III information in our Form 10-K because we did not file our definitive proxy statement containing this information before that date. Accordingly, reference to our proxy statement on the cover page of the Original Filing has been deleted. In addition, in accordance with the rules and regulations promulgated by the SEC, Item 15 of Part IV has been amended to contain currently dated certifications from our Co-Presidents and Chief Financial Officer. These updated certifications are attached to this Amendment No. 1 as Exhibits 31.1, 31.2 and 32.1. Except as described above, no other changes have been made to the Original Filing and no attempt has been made in this Amendment No. 1 to modify or update disclosures for events that occurred subsequent to the Original Filing. This Amendment should be read in conjunction with the Company’s other filings made with the SEC subsequent to the date of the Original Filing, including any amendments to those filings, as well as any Current Reports filed on Form 8-K subsequent to the date of the Original Filing, if any.

CIFC Corp.

PART III

Item 10.            Directors, Executive Officers and Corporate Governance

Director Biographical Information and Qualifications

Set forth below is a description of the business experience of each director, as well as the specific qualifications, skills and experiences considered by the Nominating and Corporate Governance Committee (the “Nominating Committee”) and the Board of Directors of the Company (the “Board”) in determining that the person should serve as a director for the Company.

Iosif Bakaleynik	Biography

Mr. Bakaleynik, 63, has been a member of the Board since December 2013. Mr. Bakaleynik has served as Advisor to the Chairman of Renova Management AG, an investment company based in Zurich, Switzerland, since 2008. Additionally, he currently serves as the Chairman of the Supervisory Board for Renova US Holdings, Ltd., an affiliate of Columbus Nova. He has been the Chief Executive Officer of Zueblin Immobilien Holding AG, a Swiss real estate company, since October 1, 2014 and has served as the Chairman of the Board of Directors of the company since June 22, 2014. He is also the Chairman of the Board of ZAO NefteTransService, a Russian rail freight company, and a member of the board of directors of Integra Group, an oilfield services company. Previously, he served as the chief financial officer of Renova Management AG from 2007 to 2008. He was the Chief Financial Officer and Senior Vice President of SUAL-Holding, an aluminum producer, from 2003 to 2007. In addition, from 1997 to 2003 Mr. Bakaleynik served as the First Vice President and Chief Financial Officer and was a member of the Executive Board at Tyumen Oil Co. (TNK), an oil and gas company. From 1994 to 1997 Mr. Bakaleynik was the General Director (Chief Executive Officer) and Chairman of Vladimir Tractor Co. and continued to serve as its Chairman until 2002. Mr. Bakaleynik received an M.B.A. from Harvard Business School and a M.A. and Ph.D. in Economics from Moscow State University.

Qualifications

Mr. Bakaleynik brings to the Board extensive business and transaction experience obtained from leadership roles in direct investment funds and management companies, as well as service on various boards of directors of portfolio companies.

Ehud Barak	Biography

Mr. Barak, 73, has been a member of the Board since January 2014. Mr. Barak is an internationally renowned leader and statesman, who most recently served as the Defense Minister of Israel from 2007 to 2013. He announced his retirement from politics in 2013 after almost two decades at the top ranks of the Israeli government, including terms as Israel’s 10th Prime Minister, Minister of Foreign Affairs, and Minister of the Interior. Prior to his political career, Mr. Barak had an illustrious 36-year military career that included various top posts in the Israel Defense Forces (IDF), including the Head of Planning, Head of Military Intelligence, Commander of the Central Command, Deputy Chief of Staff, Commander of Sayaret Matkal (Israel’s Elite Commando Unit), and ultimately culminating in his tenure as the Chief of General Staff for the IDF from 1991-1995. Based on his distinguished military career, Mr. Barak is widely recognized as the most decorated soldier in the history of the IDF. In addition to his political and military experience, during a hiatus from public life (2001-2007), Mr. Barak entered the private sector, where he consulted and acted as a strategic adviser for a number of prestigious private equity firms and hedge funds, as well as consulting on security-related issues and earning accolades on the international lecture circuit. Mr. Barak has a M.S. in Engineering-Economic Systems from Stanford University in California and a B.S. in Physics and Mathematics from the Hebrew University of Jerusalem.

Qualifications

Mr. Barak brings to the Board extensive business and transaction experience obtained from leadership roles in the military and in the top ranks of the Israeli government, as well as advising and consulting for a number of private equity firms and hedge funds.

Jason Epstein	Biography

Mr. Epstein, 41, has been a member of the Board since June 2010. Mr. Epstein has been a Senior Managing Partner of Columbus Nova, a private investment firm, primarily responsible for private investment activities, since 2002. In 1998, Mr. Epstein founded eLink Communications, a provider of broadband, networking and application services, and served as its Chief Executive Officer for three years, until September 2001. Before founding eLink, Mr. Epstein was also an initial employee of Catalyst Health Solutions, Inc., a full-service pharmacy management company. Since June 2006, Mr. Epstein has served on the Board of Directors of White Energy, Inc. Since 2008, Mr. Epstein has been a board member of Cyalume Technologies Holdings, Inc. Mr. Epstein received a B.A. from Tufts University and currently serves on the University’s Board of Overseers of the School of Liberal Arts.

Qualifications

Mr. Epstein brings to the Board extensive business and transaction experience obtained from leadership roles in the telecommunications, healthcare and asset management sectors, as well as service on various boards of directors of portfolio companies.

Peter Gleysteen	Biography

Mr. Gleysteen, 64, has been a member of the Board since April 2011. Mr. Gleysteen is the Vice-Chairman of CIFC Corp. He previously was the Company’s Chief Executive Officer, serving from 2011 to early 2014. In 2005, Mr. Gleysteen founded Commercial Industrial Finance Corp. (“Legacy CIFC”) and was its Chief Executive Officer from 2005 to 2011 when it merged into the Company, at which point Mr. Gleysteen became the Chief Executive Officer of the Company. Mr. Gleysteen previously had a 25 year career at JPMorgan Chase & Co. and its banking and securities subsidiaries (and at its predecessor institutions, Chase Manhattan Corp. and Chemical Banking Corp., which are together referred to herein as “JPM”), where he co-founded and was the executive responsible for the global loan syndications business and the corporate loan portfolio. Mr. Gleysteen was a member of Chase Manhattan’s Management and Credit Committees, and co-chair of the Investment Banking Division Balance Sheet Committee. Upon the combination of Chase Manhattan Corp. and JP Morgan & Co., Mr. Gleysteen served as Chief Credit Officer of JPMorgan Chase. Prior to joining what became the syndications group in Chemical Bank’s Treasury Division (before its merger with Manufacturers Hanover Corp.), Mr. Gleysteen was a banker in the International Banking Division and then the Corporate Banking Division. Mr. Gleysteen joined Chemical Bank’s Management & Credit Training Program in 1975. Mr. Gleysteen received a B.A. in History from Trinity College and an M.B.A. from The University of Chicago. Mr. Gleysteen is a member of the Council on Foreign Relations and a Trustee of Mystic Seaport Museum

Qualifications

Mr. Gleysteen brings to the Board extensive business and management experience obtained from leadership roles at JPMorgan Chase and CIFC Corp. and in the banking and capital markets and asset management sectors, including running complex credit based businesses through business cycles and capital markets crises, and integrating such complex businesses through acquisitions and mergers.

Andrew Intrater	Biography

Mr. Intrater, 53, has been a member of the Board since June 2010. Mr. Intrater has been the Chief Executive Officer of Columbus Nova, a multi-strategy investment firm, since January 2000. Through the acquisition of a controlling interest in the Company in 2010 and the subsequent merger of the Company with Commercial Industrial Finance Corp., he helped grow Columbus Nova’s and the Company’s CLO asset management platform from $2 billion of assets under management in 2007 into one of the largest, leading U.S. CLO asset managers with over $13 billion of loan-based assets under management. His international transactional experience includes a $51-million equity/debt investment in 2005 for a controlling stake in MOCC (Moscow Cablecom Corp—today known as AKADO), a Moscow-based broadband multi-system operator. Mr. Intrater is also a former director and current Member of the Executive Board of Renova Management, a global leader in energy, base metals and mining industries. Mr. Intrater is a Managing Director at Columbus Nova Technology Partners, a multi-stage technology investment firm and has over 25 years of general management and transactional experience obtained from leadership roles in the technology and asset management sectors, as well as over 20 years of service on the boards of directors of public companies. He has served on the board of Cyalume Technologies Inc. since September 2009. In 1985 he founded ATI, the predecessor of Oryx Technology Corp. He served Oryx as President and Chief Operating Officer until 1999 as it grew into a leading manufacturer of semiconductor test equipment. He led its 1994 initial public offering and oversaw two strategic acquisitions, including the purchase of Zenith’s power converter division. Mr. Intrater received a B.S. in Chemical Engineering from Rutgers University and performed graduate studies in Materials Science at Columbia University.

Qualifications

Mr. Intrater brings to the Board over 25 years of experience in general management, including business and transaction experience obtained from leadership roles in the technology and asset management sectors, as well as over 16 years of service on the boards of directors of other public companies.

Paul F. Lipari	Biography

Mr. Lipari, 46, has been a member of the Board since April 2011. Mr. Lipari has been a Senior Managing Partner of Columbus Nova since 2006. Prior to joining Columbus Nova, Mr. Lipari was a partner and founder of Hudson Capital Advisors, LLC, a financial advisory boutique focused on debt and equity private placement, mergers and acquisitions, and sourcing principal opportunities. From 2001 to 2003, Mr. Lipari worked for Trimaran Capital Partners, where he primarily focused on media and telecommunications investments. From 1997 to 2001, Mr. Lipari worked as an Executive Director in the leveraged finance group for CIBC World Markets and worked on a variety of senior bank debt, high yield debt and private/public equity transactions. While in the leveraged finance group at CIBC, Mr. Lipari spent considerable time working on numerous financings for Global Crossing and was a member of the board of directors for Global Crossing prior to 2000. Before joining CIBC, Mr. Lipari worked at Salomon Brothers Inc., where he was an associate in their high yield group and an analyst in their merchant banking group. Mr. Lipari received a B.A. from Yale University and an M.B.A. from The Amos Tuck Business School at Dartmouth College.

Qualifications

Mr. Lipari brings to the Board extensive business experience obtained from advising and investing in many sectors, including, but not limited to, financial services, manufacturing, media and telecommunications, healthcare services, defense and energy.

Robert B. Machinist	Biography

Mr. Machinist, 62, has been a member of the Board since December 2004 and Chairman since December 2013. He is currently Chairman of the Board of Advisors of MESA, a leading merchant bank specializing in media and entertainment industry transactions. Mr. Machinist also runs a private family investment company. In addition, he is a member of the Board of Directors of Pyrolyx AG and Maimonides Medical Center, as well as Vice Chairman of Maimonides. He was the Chairman of Atrinsic, a publicly-listed interactive media company, through 2008. From 2001 to 2005 Mr. Machinist was Managing Partner of M Capital Partners, a private investment fund. From 1998 to December 2001, Mr. Machinist was Managing Director and Head of Investment Banking for the Bank of New York and its Capital Markets division. From January 1986 to November 1998, he was President and one of the principal founders of Patricof & Co. Capital Corp. (and its successor companies), a multinational investment banking business, until its acquisition by the Bank of New York. Mr. Machinist received a B.A. from Vassar College.

Qualifications

Mr. Machinist brings to the Board extensive capital markets and investment banking expertise and financial skills obtained through leadership positions with investment and merchant banking firms and service on the board of directors of other public companies.

Marco Musetti	Biography

Mr. Musetti, 45, has been a member of the Board since January 2014. Mr. Musetti has been a senior officer at Renova Management AG, Zürich, Switzerland since 2007. Currently he serves as a member of the supervisory board of Renova U.S. Holdings, Ltd., a member of the Board of Directors of Sulzer AG, the Chairman of the Board of Energetic Source Spa, and a member of the Board of Schmolz & Bickembach AG, Emmenbrucke, Switzerland. From 1992 to 1998, he was the deputy head of the metals desk at Banques Bruxelles Lambert (Suisse) S.A., and from 1998 to 2000, he worked for Banque Cantonale Vaudoise, Lausanne as the head of the metals and structured finance desk. Between 2000 and 2007, Mr. Musetti acted as the Chief Operating Officer and the deputy Chief Executive Officer for Aluminum Silicon Marketing GmbH. From 2008 to 2013, he was the deputy chairman of Venetos Management AG, a Renova group company. Between 2007 and 2013, he served as the Chairman of the board of directors of Avelar Energy Ltd., a Renova group company. Mr. Musetti has a degree in economics from the University of Lausanne and a Master of Science in Accounting and Finance from the London School of Economics and Political Science.

Qualifications

Mr. Musetti brings to the Board extensive business experience obtained from advising and investing in many sectors, including, but not limited to, financial services, manufacturing and energy.

Daniel K. Schrupp	Biography

Mr. Schrupp, 47, has been a member of the Board since November 2014. From June 2008 to August 2013, Mr. Schrupp served as the Chief Investment Officer of Lucida plc, a specialty UK insurance company focusing on the pension buy-out market. From July 2004 through May 2008, Mr. Schrupp was the Senior Portfolio Manager of Aozora Bank Ltd., a Japanese commercial bank, and at the bank’s investment subsidiary, Aozora Investment Management Ltd., which he co-founded. Prior to that, Mr. Schrupp held investment banking positions, primarily focused on debt-capital raising activities, at Glocap Advisors, a boutique banking firm focused on the middle market (2002-2004), CIBC World Markets Corp. (1998-2001) and Salomon Brothers Inc. (1994-1997). He previously served on the Board of the Company as a non-executive, independent director from June 2010 to May 2011. Mr. Schrupp received a B.A. in Economics from Yale University and an M.B.A. from the Tuck School at Dartmouth College.

Qualifications Mr. Schrupp brings to the Board extensive capital markets and investment banking expertise and financial skills obtained through leadership positions with investment banking firms.

Jeffrey S. Serota	Biography

Mr. Serota, 48, has been a member of the Board since August 2014. From September 1997 to April 2014, Mr. Serota served as Senior Partner in the Private Equity Group and then as Senior Advisor to Ares Management LLC, an alternative asset investment firm. Prior to joining Ares, Mr. Serota worked at Bear Stearns from March 1996 to September 1997, where he specialized in providing investment banking services to financial sponsor clients of the firm. He currently serves on the boards of directors of EXCO Resources, Inc. (NYSE: XCO), a natural gas and oil company, and SandRidge Energy, Inc. and he previously served on the boards of directors of WCA Waste Corporation, Douglas Dynamics, Inc. and Lyondell Bassell, N.V. Mr. Serota received a Bachelor of Science degree in Economics from the University of Pennsylvania’s Wharton School of Business and received a Master of Business Administration degree from UCLA’s Anderson School of Management.

Qualifications

Mr. Serota brings to the Board extensive capital markets and investment banking expertise and financial skills obtained through leadership positions with investment banking firms and service on the board of directors of other public companies.

Stephen F. Smith	Biography

Mr. Smith, 74, has been a member of the Board since November 2014. From January 1980 to June 2004, Mr. Smith served as a director and Executive Vice President of Sandefer Oil & Gas, Inc., an independent oil and gas exploration and production company. From June 2004 to June 2013, Mr. Smith served in various capacities at Exco Resources, Inc. He joined Exco Resources, Inc. in June 2004 as Vice Chairman of its Board of Directors and was appointed President and Secretary in October 2005. He served as Secretary of Exco Resources until April 2006 and as President until February 28, 2013 when he decided to retire from Exco Resources. He currently serves as a consultant to Exco Resources. Prior to that, Mr. Smith was an Audit Partner at Arthur Andersen & Co. Mr. Smith received a Bachelor of Business Administration degree from the University of Texas at Austin in 1962.

Qualifications

Mr. Smith brings to the Board business and transaction expertise and financial skills obtained from leadership positions in the oil and gas industry and service on the board of directors of other companies.

Executive Officers

The following table sets forth certain information concerning each of our executive officers:

Name	Age	Position
Stephen J. Vaccaro(1)	60	Chief Investment Officer and Co-President
Oliver Wriedt(1)	43	Co-President
Rahul Agarwal	42	Chief Financial Officer
Robert C. Milton, III	43	General Counsel, Secretary and Chief Compliance Officer

(1)         On February 25, 2014  Stephen Vaccaro and Oliver Wriedt were named Co-Presidents.  Concurrent with the appointments, Peter Gleysteen resigned as Chief Executive Officer and President and serves as Vice Chairman of the Board.

Stephen J. Vaccaro	Biography

Mr. Vaccaro has held the position of Co-President of the Company since February 2014 and has served as Chief Investment Officer of the Company since April 2011. Prior to joining Commercial Industrial Finance Corp. in 2006 as its Co-Chief Investment Officer, Mr. Vaccaro spent 25 years at JPMorgan Chase where he began his banking career and where he received his credit training. At JPMorgan Chase, Mr. Vaccaro’s roles included Managing Director and Co-Head of the firm’s Media group. Mr. Vaccaro’s experience at JPMorgan Chase also included merchant banking, including mezzanine and equity co-investing, and roles as a Credit Supervising Officer in the bank’s Corporate Banking Department, member of the bank’s Credit Audit group and Team Leader in the firm’s Land Transportation/Global Automotive corporate lending group. Mr. Vaccaro holds a B.A. in Economics from Cornell University.

Oliver Wriedt	Biography

Mr. Wriedt has held the position of Co-President of the Company since February 2014 and served as Head of Capital Markets & Distribution from March 2012 to August 2014. Prior to joining CIFC, Mr. Wriedt was a Managing Director in Providence Equity Partner’s Capital Markets Group based in New York from 2010 through 2012. Prior to joining Providence in 2010, Mr. Wriedt was a Partner at Sciens Capital Management. From 2004 through 2008, Mr. Wriedt was a Partner and Global Co-Head of Marketing and Structured Products at GoldenTree Asset Management. From 1998 through 2004 Mr. Wriedt was at Deutsche Bank in London and New York, where he held several sales management positions, most recently as a Managing Director running the alternative asset solutions effort in North America. Before joining Deutsche Bank in 1998, Mr. Wriedt spent five years at NORD/LB in Hanover, Singapore and New York. Mr. Wriedt received a B.A. in History and Economics from Duke University.

Rahul Agarwal	Biography

Mr. Agarwal has held the position of Chief Financial Officer since December 2012. Prior to joining CIFC, Mr. Agarwal served as Co-Head of Finance for the Private Equity business of The Blackstone Group L.P. (“Blackstone”), where he was responsible for transaction structuring, investor reporting, preparation and analysis of financial statements, tax compliance and reporting, internal controls, SEC reporting and implementing technology solutions to enhance efficiencies and scalability. Before joining Blackstone, Mr. Agarwal held positions at Deloitte & Touche, Citigroup and Ernst & Young. Mr. Agarwal holds a Bachelor’s degree in Commerce from the University of Mumbai (India) and Chartered Accountant certificate. Mr. Agarwal is a Certified Public Accountant and a CFA charterholder.

Robert C. Milton, III	Biography

Mr. Milton has held the position of General Counsel, Secretary and Chief Compliance Officer since November 2011. Prior to joining Commercial Industrial Finance Corp. as its General Counsel, Secretary and Chief Compliance Officer in 2008, Mr. Milton was an attorney with Milbank, Tweed, Hadley & McCloy LLP from 1999 to 2008, where he worked in the Corporate Finance Group in both the New York and London offices advising asset managers, banks, underwriters, hedge funds and other financial institutions across a wide range of domestic and cross border transactions. Mr. Milton holds a B.A. in Mathematics from Vassar College and a J.D. and an M.B.A. from Vanderbilt University. He was admitted to the New York Bar in 2000.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities (collectively, “Section 16 reporting persons”), to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of CIFC Corp. We prepare Section 16(a) forms on behalf of our directors and officers based on the information provided by them. Based upon our review of reports filed with the SEC and written representations that no other reports were required, we believe that all of our directors and executive officers complied with the reporting requirements of Section 16(a) of the Exchange Act during 2014, except that Jeffrey S. Serota inadvertently failed to timely file a report upon becoming a director of the Company.

The Board of Directors, Its Committees and Corporate Governance

Board Composition and Criteria for Selection of Directors

Pursuant to the Third Amended and Restated Stockholders Agreement (the “Stockholders Agreement”) by and between the Company and DFR Holdings, LLC (“DFR Holdings”), the Board will nominate, or cause to be nominated, and recommend for election, and DFR Holdings will take all necessary action to ensure that at each annual or special meeting of stockholders at which an election of directors is held or pursuant to any written consent of the stockholders for the election of directors, the following persons will be elected to the Board:

•                  six directors designated by DFR Holdings (Messrs. Bakaleynik, Barak, Epstein, Intrater, Lipari, and Musetti);

•                  the Company’s then serving Chief Executive Officer;

•                  three individuals who qualify as independent directors pursuant to the Stockholders Agreement and applicable NASDAQ Listing Rules recommended by the Nominating Committee (Messrs. Schrupp, Serota and Smith); and

•                  one director designated by the Nominating Committee.

With respect to the independent directors that the Nominating Committee may recommend, the Nominating Committee has not established specific minimum qualifications, or specific qualities or skills, for directors. The Nominating Committee typically recommends candidates based on its overall assessment of their skills and characteristics and the composition of our Board as a whole, including the nominee’s independence under our categorical independence standards and director diversity, skills and experience in the context of our Board’s needs. The Nominating Committee’s process for identifying and evaluating director nominees is based on various factors, including recommendations from our directors and officers and participants in the industry in which we operate. The Nominating Committee considers, without limitation, a director nominee’s independence, skills and other attributes, experience, perspective, background and diversity. In evaluating director nominees, the Nominating Committee defines “diversity” broadly and considers diversity with respect to viewpoints, background, experience, skill, education, national origin, gender, race, age, culture and current affiliations. The Nominating Committee nominates each independent director for election at the annual meeting based upon an evaluation of each director.

Recommendation of Directors by Stockholders

The charter of the Nominating Committee provides that such committee shall consider director nominations from our stockholders. The nominating stockholder must deliver the nomination to our Secretary at least 90 days and no more than 120 days before the first anniversary of the date of the preceding year’s annual stockholders meeting, and the stockholder must provide a detailed statement of the nominee’s qualifications and the nominee’s written consent. If the date of the annual meeting is more than 30 days before or more than 70 days after the first anniversary of the preceding year’s annual meeting, then the nomination must be delivered not earlier than the 120th day prior to the date of such annual meeting and not later than 5:00 p.m., Eastern time, on the later of (i) the 90th day prior to such annual meeting or (ii) if the first public announcement of the date of such annual meeting is less than 100 days prior to the date of such annual meeting, the 10th day following the day on which public announcement of the date of such meeting is first made.

Independence of Directors; Controlled Company Exemption

As required by the NASDAQ Listing Rules, the Board evaluates the independence of its members at least annually and at other appropriate times when a change in circumstances could potentially impact the independence or effectiveness of one of our directors. The Board has determined that Messrs. Serota, Schrupp and Smith have no material relationships with us and are “independent” as that term is defined under the general independence standards of NASDAQ. The remaining members of the Board are not “independent” as that term is defined under the general independence standards of NASDAQ. DFR Holdings holds over 50% of the outstanding stock of the Company thereby allowing the Company to elect to become a “controlled company” as defined by Rule 5615(c) of the NASDAQ Listing Rules. As a result, the Company is exempt from substantially all corporate governance and independence requirements other than those related to the Audit Committee of the Board (the “Audit Committee”). Pursuant to the Stockholders Agreement, the Company must elect to be a “controlled company” for so long as DFR Holdings holds over 50% of the outstanding stock of the Company. DFR Holdings will take all action necessary for the Company to be treated as a “controlled company” (other than not transferring shares) and make all necessary filings and disclosures associated with such status. As such, the Company is not required to have a majority of independent directors, and Messrs. Serota, Schrupp and Smith are the Company’s only independent directors.

Board’s Role in Risk Oversight

The Board is responsible for consideration and oversight of risks facing the Company, and is responsible for ensuring that material risks are identified and managed appropriately. As set forth in the Audit Committee charter, the Audit Committee is charged with the evaluation of risk assessment and the Company’s risk management policies. In fulfilling this role, the Audit Committee receives reports directly from the Company’s internal audit function. In addition, the Audit Committee reviews and approves the internal audit plan once a year and receives periodic reports from members of senior management and an internal audit on areas of material risk to the Company, including operational, financial, legal, regulatory and strategic risks.

Our other Board committees also have responsibility for the oversight of risk management. For example, the Compensation Committee considers the risks associated with our compensation policies and practices. Further, the Nominating Committee oversees risks associated with our governance structure and processes and annually reviews our organizational documents and other policies. The committees primarily keep the Board informed of their risk oversight and related activities through reports of the committee chairmen to the full Board. The Board also considers specific risk topics in connection with strategic planning and other matters.

Corporate Governance

The Company and its operating subsidiaries have adopted codes of ethics that apply to their officers, directors and employees. The Company’s codes include a Code of Ethics, as defined in Item 406 of Regulation S-K, that applies to its principal executive officers, principal financial officer, principal accounting officer or controller and persons performing similar functions. All of the Company’s corporate governance documents, including the Code of Ethics and committee charters are available free of charge on the Company’s website at www.cifc.com and will be provided free of charge to any stockholder requesting copies by writing to: Attn: Investor Relations, CIFC Corp., 250 Park Avenue, 4th Floor, New York, New York 10177. Any waiver granted by the Company to its principal executive officers, principal financial officer, principal accounting officer or controller under the Code of Ethics, or certain amendments to the Code of Ethics or its other corporate governance documents that are required to be disclosed pursuant to the rules of the SEC or NASDAQ, will be disclosed on the Company’s website at www.cifc.com under the section entitled “Our Shareholders—Corporate Governance.”

Leadership Structure of the Board

The Board has separated the roles of Co-Presidents and Chairman of the Board; however, the Board has not created the role of a lead independent director. We believe that separation of the roles of our Co-Presidents and Chairman allows our Co-Presidents to focus on the direction of our business strategy, growth and development, while allowing our Chairman to lead the Board in its fundamental role of providing advice to, and oversight of, management. Robert B. Machinist has served as the Chairman of the Board since December 2013 and has been a member of the Board since 2004. The Board believes Mr. Machinist is best suited to serve as Chairman of the Board because of his long tenure on the Board, extensive capital markets and investment banking expertise, financial skills obtained through leadership positions with investment and merchant banking firms, and service on the board of directors of other public companies.

Board Meetings

The Board and its committees meet throughout the year on a predetermined schedule, and also hold special meetings and act by written consent from time to time. The Board held seven meetings (including regularly scheduled and special meetings) during the year ended December 31, 2014. Each director attended at least 75% of the total number of board meetings and committee meetings on which they served in the year ended December 31, 2014.

Although the Company does not maintain a formal policy regarding director and management attendance at stockholder meetings, we encourage our directors and key members of management to attend the Company’s annual meetings.

Meetings of Independent Directors

The NASDAQ Listing Rules contemplate that the independent members of the Board will meet during the year in separate closed meetings referred to as “executive sessions” without any employee director or executive officer present. Executive sessions were held from time to time before or after regularly scheduled Board meetings during the year ended December 31, 2014.

Committees of the Board

The Board has established three committees—the Audit Committee, the Compensation Committee, the Nominating Committee—to carry out certain responsibilities and to assist the Board in meeting its fiduciary obligations. The Audit Committee consists entirely of independent directors. The following table sets forth certain information for each current standing committee of the Board:

Committee Name	Committee Members	Committee Chair	Number of Meetings in 2014	Summary of Committee Functions (see committee charters for full descriptions)
Audit Committee(1)(2)(3)(4)	Stephen F. Smith Daniel K. Schrupp Jeffrey S. Serota	Stephen F. Smith	5

Assists the Board in overseeing the Company’s accounting and financial reporting processes, the integrity and audits of its consolidated financial statements, the Company’s compliance with legal and regulatory requirements, the qualifications and independence of its accountants and the performance of those accountants and its internal auditors; reviews the Company’s related party transactions; appoints the Company’s independent accountants and reviews with the accountants the plans and results of the audit engagement; approves professional services provided by the accountants; reviews the adequacy of its internal accounting controls; establishes procedures for the submission and treatment of concerns and complaints relating to accounting matters, internal controls and questionable accounting or auditing matters.

Compensation Committee(4)	Andrew Intrater Paul F. Lipari	Andrew Intrater	2

Evaluates performance of and determines and approves compensation for the CEO, executive officers, senior management and other employees; produces compensation committee report required by the SEC; makes recommendations to the Board regarding the Company’s equity incentive plans and administers and approves grants under such plan; reviews director compensation and makes related recommendations to the Board.

Nominating and Corporate Governance Committee(3)	Jason Epstein	Jason Epstein	0

Recommends to the Board qualified candidates for election as directors and recommends to the Board a slate of nominees for election as independent directors at the annual meeting of stockholders; submits to the Board selection criteria for director nominees; advises the Board on matters involving general operation of the Board and the Company’s corporate governance; annually recommends to the Board nominees for each Board committee; facilitates the assessment of the Board’s performance and of the individual directors and reports thereon to the Board.

(1)                                 The Board has determined that Stephen F. Smith is a financial expert as defined by the regulations of the SEC and that each member of the committee is financially literate.

(2)                                 Robert A. Machinist served as Chairman of the Audit Committee prior to his resignation as a member of the committee in November 2014.

(3)                                 Frank C. Puleo served on the Audit Committee and served as Chairman of the Nominating prior to his resignation as a director in August 2014.

(4)                                 Frederick Arnold served on the Audit Committee and Compensation Committee prior to his resignation as a director in November 2014.

Communications to the Board

Stockholders wishing to communicate with the Board should send any communication to: Secretary, CIFC Corp., 250 Park Avenue, 4th Floor, New York, New York 10177. Any such communication must state the number of shares beneficially owned by the stockholder making the communication. The Secretary will forward the communication to the full Board, to a committee of the Board or to any individual director or directors, as appropriate. If a communication is unduly hostile, threatening, illegal or similarly inappropriate, the Secretary is authorized to discard the communication or take appropriate legal action regarding the communication.

Item 11.   Executive Compensation

Summary Compensation Table

The following Summary Compensation Table discloses the compensation information for the years ended December 31, 2014 and 2013 for our principal executive officers (“PEOs”), our Vice Chairman and former chief executive officer and the two most highly compensated executive officers other than the PEOs who were serving as executive officers at the end of the last completed year.

Name and Principal Position	Year	Salary	Bonus(1)	Stock Awards(2)	Option Awards(3)	Nonequity Incentive Plan Compensation(4)	All Other Compensation(5)	Total
Peter Gleysteen (6) Vice Chairman, Former Chief Executive Officer and President	2014	$600,000	$350,000	$—	$—	$191,974	$182	$1,142,156
	2013	$600,000	$60,000	$—	$1,810,332	$731,974	$198	$3,202,504

Stephen J. Vaccaro Co-President	2014	$750,000	$250,000	$3,712,324	$235,000	$1,139,617	$34,618	$6,121,559
	2013	$500,000	$60,000	$—	$—			$1,239,746
						$679,617	$129
Oliver Wriedt Co-President	2014	$750,000	$530,000	$3,712,324	$707,000	$1,000,000	$34,528	$6,733,852
	2013	$500,000	$60,000	$—	$—	$540,000	$30	$1,100,030
Rahul Agarwal	2014	$300,000	$350,000	$370,876	$—	$—	$34,650	$1,055,526
Chief Financial Officer	2013	$300,000	$325,000	$120,000	$—	$—	$29	$745,029
Robert C. Milton, III	2014	$325,000	$275,000	$115,889	$—	$76,789	$34,528	$827,206
General Counsel, Secretary and Chief Compliance Officer	2013	$325,000	$325,000	$—	$—	$76,789	$28	$726,817

(1)

The bonus amount for Mr. Gleysteen in 2014 is in accordance with the Amended and Restated Non-Disclosure, Non-Competition, Non-Hiring, Non-Solicitation and Severance Agreement between him and the Company, described in more detail herein.  The bonus amount in 2014 in respect of Mr. Wriedt includes a discretionary bonus of $280,000 which is equivalent to the deferred amounts that he would have received in 2013 and 2014 under the 2012 CIFC Executive Incentive Compensation Plan had he been a participant of that plan in 2012.  The additional bonus amounts listed represent discretionary awards by the Compensation Committee.

(2)

The amounts listed do not represent the actual amounts paid in cash to or value realized by the named executive officers. The valuation of stock awards is based on the grant date fair value computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Certification (“ASC”) Topic 718. The assumptions used to calculate the value of stock awards are set forth in Note 12 to the Company’s Form 10-K. For performance-based awards, the grant date fair value is based upon the probable outcome of the awards, which is also the maximum amount payable. On June 13, 2014, the Company granted to each of Messrs. Vaccaro and Wriedt (1) 300,000 Restricted Stock Units that vest in five equal tranches and installments as follows: (i) 60,000 vest at a rate of 20% on December 31, 2014 and in 16 equal quarterly installments thereafter; (ii) 60,000 vest at a rate of 20% on December 31, 2015 and in 16 equal quarterly installments thereafter; (iii) 60,000 vest at a rate of 20% on December 31, 2016 and in 16 equal quarterly installments thereafter; (iv) 60,000 vest at a rate of 20% on December 31, 2017 and in 16 equal quarterly installments thereafter; and (v) 60,000 vest at a rate of 20% on December 31, 2018 and in 16 equal quarterly installments thereafter; (2) 100,000 Restricted Stock Units 50% of which vest on January 1, 2015 and the remaining 50% of which vest on January 1, 2016; and (3) 75,000 Restricted Stock Units subject to performance vesting hurdles in 2014 and service vesting through January 1, 2017.

(3)

The amounts listed do not represent the actual amounts paid in cash to or value realized by the named executive officers. The valuation of option awards is based on the grant date fair value computed in accordance with FASB ASC Topic 718. The assumptions used to calculate the value of option awards are set forth in Note 12 to the Company’s Form 10-K. On June 13, 2014, the Company granted to (1) each of Messrs. Vaccaro and Wriedt an option to acquire 100,000 shares of our common stock, with 1/3 of the underlying shares vesting on January 1, 2015 and 1/12th vesting on each of the next eight quarterly anniversaries, with the first quarterly installment vesting on the date that is one year and 3 months from January 1, 2015 and (2) Mr. Wriedt an option to acquire 200,000 shares of our common stock, with 1/4 of the underlying shares vesting on January 1, 2015 and 1/16th vesting on each of the next twelve quarterly anniversaries, with the first quarterly installment vesting on the date that is one year and 3 months from January 1, 2015. All of the stock options awarded on June 13, 2014 had a strike price of $8.81 and are exercisable over a period of ten years from the date of grant. On December 2, 2013, the Company modified Mr. Gleysteen’s outstanding options to provide for full vesting and recognized $1,810,332 in incremental fair value.

(4)

The amounts listed with respect to 2014 represent cash incentive bonus payments under the 2014 CIFC Executive Incentive Compensation Plan, adopted pursuant to the 2011 Stock Option and Incentive Plan, as amended (the “Plan”), which were based on the Company’s achievement of a specified EBITDA target, the Company’s successful launch of certain funds and certain qualitative factors. The amounts listed with respect to 2014 were paid in 2015. The amounts listed with respect to 2013 represent cash incentive bonus payments under the 2013 CIFC Executive Incentive Compensation Plan, adopted pursuant to the Plan, which were based on the Company’s achievement of an EBITDA target and the Company’s achievement of a new advisory fee revenue target. The amounts listed with respect to 2013 were paid in 2014. In addition, the amounts listed in 2013 and 2014 in respect of Messrs. Gleysteen, Vaccaro and Milton included payments under the 2012 CIFC Executive Incentive Compensation Plan, adopted pursuant to the Plan, which were based in equal parts on the Company’s achievement of an EBITDA target, the Company’s achievement of a new advisory fee revenue target and awards at the Board’s discretion. Such additional amounts in respect of the 2012 CIFC Executive Incentive Compensation Plan were $383,947, $279,234 and $153,578 payable to Messrs. Gleysteen, Vaccaro and Milton, respectively, paid in two equal installments in each of 2013 and 2014.

(5)	Other compensation is comprised of matching and other Company contributions to the executives in the 401(k) plan and Company paid life insurance premiums.

(6)

On February 25, 2014 Stephen Vaccaro and Oliver Wriedt were named Co-Presidents.  Concurrent with the appointments, Peter Gleysteen resigned as Chief Executive Officer and President and serves as Vice Chairman of the Company’s Board of Directors.

Outstanding Equity Awards at 2014 Year-End

The following table provides information regarding the current holdings of equity awards by the Company’s named executive officers at December 31, 2014.

Outstanding Equity Awards at December 31, 2014

Option Award						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price	Option Expiration Date		Number of shares or units of stock that have not vested(#)		Market value of shares of units of stock that have not vested($)(1)
Peter Gleysteen	800,000	—	$7.25	6/30/17	(2)
	150,000	—	$5.10	6/30/17	(2)
	257,813	—	$5.10	6/30/17	(2)
Stephen J. Vaccaro	218,750	31,250	$7.25	6/15/21	(3)
	103,125	46,875	$5.10	3/21/22	(3)
	94,531	42,969	$5.10	3/21/22	(4)
		100,000	$8.81	6/13/24	(5)
						100,000	(6)	$827,000
						288,000	(7)	$2,381,760
						56,250	(8)	$465,188
Oliver Wriedt	395,625	234,375	$4.83	3/1/22	(3)
		100,000	$8.81	6/13/24	(4)
		200,000	$8.81	6/13/24	(9)
						100,000	(6)	$827,000
						288,000	(7)	$2,381,760
						56,250	(8)	$465,188

Rahul Agarwal	50,000	50,000	$7.78	12/21/22	(3)
						7,500	(10)	$62,025
						48,544	(11)	$401,459
Robert C. Milton, III	35,000	5,000	$7.25	6/15/21	(3)
	15,000	5,000	$4.89	11/1/21	(3)
	47,266	21,484	$5.10	3/21/22	(4)
	35,625	35,625	$6.99	12/13/22	(3)
						15,170	(11)	$125,456

(1)         Market value is calculated by multiplying the number of restricted stock units that have not vested by $8.27, which was the closing price of the Company’s common stock on the NASDAQ Capital Market on December 31, 2014.

(2)         Pursuant to the Second Amendment to 2011 Stock Option and Incentive Plan Stock Option Award Certificates between the Company and Peter Gleysteen dated December 2, 2013, unvested and non-exercisable options became immediately and fully vested and exercisable and remain exercisable until June 30, 2017, provided Mr. Gleysteen’s services continues through December 31, 2016.

(3)        The options vest over a period of four years from the date of the grant, with 1/4 vesting on the first anniversary and 1/16 vesting on each of the next twelve quarterly anniversaries.

(4)         The options vest over a period of four years from the date of the grant, with ¼ vesting on January 31, 2013 and 1/16 vesting on each of the next twelve quarterly anniversaries.

(5)         The options vest over a period of three years from the date of grant, with 1/3 vesting on January 1, 2015 and 1/12 vesting on each of the next eight quarterly anniversaries.

(6)         50% of the restricted stock units vest on January 1, 2015 and the remaining 50% vests on January 1, 2016.

(7)         The restricted stock units vest in five equal tranches and installments as follows: (i) 60,000 vest at a rate of 20% on December 31, 2014 and in 16 equal quarterly installments thereafter; (ii) 60,000 vest a rate of 20% on December 31, 2015 and in 16 equal quarterly installments thereafter; (iii) 60,000 vest at a rate of 20% on December 31, 2016 and in 16 equal quarterly installments thereafter; (iv) 60,000 vest at a rate of 20% on December 31, 2017 and in 16 equal quarterly installments thereafter; and (v) 60,000 vest at a rate of 20% on December 31, 2018 and in 16 equal quarterly installments thereafter.

(8)         56,250 out of 75,000 restricted stock units granted on June 13, 2013 vested, with 35,500 vesting as a result of the Company’s achievement of an EBITDA target in 2014 and 18,750 vesting at the discretion of the Compensation Committee.  All remain subject to service vesting through January 1, 2017.

(9)         The options vest over a period of four years from the date of the grant, with 1/4 vesting on January 1, 2015 and 1/16 vesting on each of the next twelve quarterly anniversaries.

(10)  The restricted shares vest ratably over a four-year period, with 3,750 units vesting on December 21, 2013, 3,750 shares vesting on December 21, 2014, 3,750 vesting on December 21, 2015, and 3,750 vesting on December 21, 2016.

(11)  1/3 of the restricted stock units will vest on December 31, 2015 and 1/12 of the Restricted Stock Units will vest on each of the next eight quarterly anniversaries.

Employment Agreements with Named Executive Officers

Mr. Gleysteen’s Amended and Restated Non-Disclosure, Non-Competition, Non-Hiring, Non-Solicitation and Severance Agreement

Mr. Gleysteen is party to an Amended and Restated Non-Disclosure, Non-Competition, Non-Hiring, Non-Solicitation and Severance Agreement. This agreement provides that during its term Mr. Gleysteen will continue to be employed by the Company as the Senior Investment Adviser of CIFC Asset Management LLC and Columbus Nova Credit Investments Management, LLC (reporting to the Board, the Chairman or lead director of the Board or any committee of the Board of which the Chairman and/or the lead director of the Board is a member) and will serve as Vice-Chairman of the Board. The Company will pay Mr. Gleysteen a base salary of $600,000 per annum from the effective date of the agreement until December 31, 2015 and $500,000 per annum from January 1, 2016 until December 31, 2016. The agreement provides that Mr. Gleysteen will be entitled to payment of an annual bonus of $350,000 for each of years 2014, 2015 and 2016, payable on January 2, following the end of the applicable year, provided in each case that Mr. Gleysteen’s employment has not been terminated prior to December 31 of the applicable year pursuant to certain reasons specified in the agreement.  The agreement also provides that in the event of an involuntary termination (as defined in the agreement) of Mr. Gleysteen’s employment prior to December 31, 2016, Mr. Gleysteen will be entitled to (i) continued base salary payments through December 31, 2016, (ii) payment of all annual bonuses payable pursuant to the agreement, and (iii) compensation for all accrued but unpaid vacation, sick and personal days through the date of such termination. Mr. Gleysteen is also subject to (i) a non-competition obligation during his active involvement with the Company and, in the event of the termination of Mr. Gleysteen’s employment for any reason on or prior to December 31, 2016, thereafter until the first to occur of (x) the date that is six months following the date of termination and (y) December 31, 2016 and (ii) a non-solicitation obligation during his active involvement with the Company and for a period of two years after the termination of his employment for any reason.

Mr. Vaccaro’s Non-Disclosure, Non-Competition, Non-Hiring, Non-Solicitation and Severance Agreement

Mr. Vaccaro is party to a Non-Disclosure, Non-Competition, Non-Hiring, Non-Solicitation and Severance Agreement, as amended and restated. This agreement provides that, upon his termination of employment due to death, disability or by the Company without cause, Mr. Vaccaro will be entitled to (i) 12 months of continued base salary payments, (ii) an amount equal to the average annual bonus paid to Mr. Vaccaro for the three-year period preceding such termination, and (iii) compensation for all accrued but unpaid vacation, sick and personal days through the date of such termination. Such payments are further conditioned upon Mr. Vaccaro signing a release upon such termination of his employment and his continued compliance with the terms of the restrictive covenants contained in the agreement. For these purposes, “cause” exists if he (i) is indicted for any felony or charged with a crime, in each case, that involves dishonesty or moral turpitude, (ii) has breached in any material respect the agreement and, in the case of any such breach which is capable of being cured, such breach shall not have been cured within 30 days after receipt of written notice from the Company detailing such breach or (iii) disregards or refuses to perform his duties to the Company and such disregard or refusal to perform continues for a period of 30 days after receipt of written notice from the Company regarding such disregard or refusal to perform (other than due to disability or temporary disability which, in the reasonable judgment of the Board, causes him to be incapable of devoting such time and energy). Mr. Vaccaro is also subject to non-competition and non-solicitation obligations during his employment with the Company and for a period of one year after the termination of his employment for any reason whatsoever.

Mr. Wriedt’s Non-Disclosure, Non-Competition, Non-Hiring, Non-Solicitation and Severance Agreement

Mr. Wriedt is party to a Non-Disclosure, Non-Competition, Non-Hiring, Non-Solicitation and Severance Agreement, as amended and restated. This agreement provides that, upon his termination of employment due to death, disability or by the Company without cause, Mr. Wriedt will be entitled to (i) 12 months of continued base salary payments, (ii) an amount equal to the average annual bonus paid to Mr. Wriedt for the three year period preceding such termination, and (iii) compensation for all accrued but unpaid vacation, sick and personal days through the date of such termination. Such payments are further conditioned upon Mr. Wriedt signing a release upon such termination of his employment and his continued compliance with the terms of the restrictive covenants contained in the agreement. For these purposes, “cause” exists if he (i) is indicted for any felony or charged with a crime, in each case, that involves dishonesty or moral turpitude, (ii) has breached in any material respect the agreement and, in the case of any such breach which is capable of being cured, such breach shall not have been cured within 30 days after receipt of written notice from the Company detailing such breach or (iii) disregards or refuses to perform his duties to the Company and such disregard or refusal to perform continues for a period of 30 days after receipt of written notice from the Company regarding such disregard or refusal to perform (other than due to disability or temporary disability which, in the reasonable judgment of the Board, causes him to be incapable of devoting such time and energy). Mr. Wriedt is also subject to non-competition and non-solicitation obligations during his employment with the Company and for a period of one year after the termination of his employment for any reason whatsoever.

Mr. Agarwal’s Letter Agreement and Confidentiality, Non-Solicitation, Non-Competition and Intellectual Property Agreement

Mr. Agarwal is party to an at-will employment letter agreement. This agreement provides that Mr. Agarwal will receive an annual base salary of $300,000 and, upon the commencement of his employment, a one-time cash payment of $350,000 and a stock option award to purchase 80,000 shares of the Company’s common stock.  Mr. Agarwal is also eligible to receive an annual bonus payable in accordance with the Company’s standard bonus payment polices. In the event Mr. Agarwal terminates his employment with the Company, Mr. Agarwal will be placed on a 30-day garden leave status, during which period he will continue to receive his base salary and benefits, but will not participate in any bonus or other compensation arrangements.  Mr. Agarwal is also subject to confidentiality, non-solicitation, non-competition and intellectual property obligations during his employment with the Company and for a period of one year after the termination of his employment for any reason whatsoever.

Mr. Milton’s Non-Disclosure, Non-Competition, Non-Hiring, Non-Solicitation and Severance Agreement

Mr. Milton is party to a Non-Disclosure, Non-Competition, Non-Hiring, Non-Solicitation and Severance Agreement, as amended. This agreement provides that, upon his termination of employment due to death, disability or by the Company without cause, Mr. Milton will be entitled to (i) 6 months of continued base salary payments, (ii) an amount equal to the average annual bonus paid to Mr. Milton for the three year period preceding such termination, and (iii) compensation for all accrued but unpaid vacation, sick and personal days through the date of such termination. Such payments are further conditioned upon Mr. Milton signing a release upon such termination of his employment and his continued compliance with the terms of the restrictive covenants contained in the agreement. For these purposes, “cause” exists if he (i) is indicted for any felony or charged with a crime, in each case, that involves dishonesty or moral turpitude, (ii) has breached in any material respect the agreement and, in the case of any such breach which is capable of being cured, such breach shall not have been cured within 30 days after receipt of written notice from the Company detailing such breach or (iii) disregards or refuses to perform his duties to the Company and such disregard or refusal to perform continues for a period of 30 days after receipt of written notice from the Company regarding such disregard or refusal to perform (other than due to disability or temporary disability which, in the reasonable judgment of the Board, causes him to be incapable of devoting such time and energy). Mr. Milton is also subject to non-competition and non-solicitation obligations during his employment with the Company and for a period of one year after the termination of his employment for any reason whatsoever.

2014 Director Compensation

Summary of 2014 Director Compensation

Name	Fees earned or paid in cash	Stock awards	Total
Frederick Arnold(1)	$88,439	$49,993	$138,432
Iosif Bakaleynik	$97,500	$49,993	$147,493
Ehud Barak	$97,500	$49,993	$147,493
Jason Epstein	$102,500	$49,993	$152,493
Peter Gleysteen	—	—	—
Andrew Intrater	$102,500	$49,993	$152,493
Paul F. Lipari	$102,500	$49,993	$152,493
Robert B. Machinist	$211,229	$149,997	$361,226
Marco Musetti	$97,500	$49,993	$147,493
Frank C. Puleo(2)	$59,967	$49,993	$109,960
Daniel K. Schrupp	$94,306	$28,356	$122,662
Jeffrey S. Serota	$115,694	$39,589	$155,283
Stephen F. Smith	$97,778	$28,356	$126,134

(1)                                 Mr. Arnold resigned from the board on November 4, 2014, at which time his stock awards were forfeited.

(2)                                 Mr. Puleo resigned from the board on August 20, 2014, at which time his stock awards were forfeited.

Narrative to Director’s Compensation Table

The table above describes the compensation earned by our directors in 2014. Our processes and procedures for considering and determining the amount of compensation we pay our independent directors consist of an annual review of director compensation by the Compensation Committee. Pursuant to its charter, the Compensation Committee recommends to the Board the compensation for the current year, and the Board makes a determination. The charter permits the Compensation Committee to delegate the consideration of director compensation to one or more subcommittees of the Compensation Committee, but the Compensation Committee has not done so to date.

2014 Director Compensation

In 2014, the Company did not compensate its employee directors.

During the second quarter of 2014, each of the non-employee directors were granted a restricted stock unit award with an initial value of approximately $50,000 and the Board chairperson was granted an additional restricted stock unit award with an initial value of approximately $100,000 under the Company’s Stock Incentive Plan, each of which awards will become fully vested and will settle on the date of the 2015 annual meeting.  In connection with their appointment to the Board, during the fourth quarter of 2014, each of Messrs. Schrupp, Serota and Smith were granted a restricted stock unit award with an initial value of approximately $50,000 (pro-rated for the portion of the board term served) under the Company’s Stock Incentive Plan, which award will become fully vested and will settle on the date of the 2015 annual meeting.  In addition, non-employee directors received the following cash compensation: (i) $80,000 annual retainer fee, paid quarterly in arrears, (ii) $2,500 fee for each full Board meeting attended in person, (iii) $5,000 fee for service on one of the standing committees of the Board, (iv) $95,000 fee for the Board chairperson, and (v) $30,000 fee for the Audit Committee chairperson.

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

The following table summarizes the restricted stock units activity related to our Directors:

	2014	2013
Restricted stock units outstanding as of January 1	7,236	103,360
Granted(1)	76,082	17,565
Vested(2)	(7,236)	(113,689)
Forfeited(3)	(11,708)	—
Restricted stock units outstanding as of December 31	64,374	7,236

(1)                                 During 2014, the Company granted 76,082 service-based restricted stock unit awards to the Company’s directors that vest in approximately one year from the date of grant.  The awards are entitled to dividend equivalent rights and, as such, the fair value of the awards were determined using the Company’s grant date common stock price.

(2)                                 Vested represents the gross number of restricted stock units settled.  During the year ended December 31, 2014, the Company issued 7,236 shares of common stock to settle the last 1/3 annual installment of the restricted stock units granted in 2011.

(3)                                 Forfeited represents the number of restricted stock units forfeited upon the resignation of certain prior directors.

Item 12. Security Ownership of Certain Beneficial Owners, Directors and Management

Persons Who Beneficially Own More Than 5% of the Company’s Voting Securities

The following table shows, as of April 15, 2015, the persons that are known to the Company to be the beneficial owners of more than 5% of the Company’s common stock, which is the only class of voting stock the Company has outstanding. Each share of the Company’s common stock is entitled to one vote. As of April 15, 2015, there were approximately 25,300,959 shares of common stock outstanding. The table is based on stockholder filings with the SEC under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

DFR Holdings LLC, Bounty Investments LLC, Santa Maria Overseas Ltd., Mayflower Trust, and TZ Columbus Services Limited, c/o Renova U.S. Management LLC, 601 Lexington Avenue, 58th Floor, New York, New York 10022 (for DFR Holdings LLC and Bounty Investments LLC), 2nd Terrace West, Centreville, Nassau, Bahamas (for Santa Maria Oversees Ltd.), Morgan & Morgan Building, Pasea Estate, Road Town, Tortola, BVI (for Mayflower Trust and TZ Columbus Services Limited)(1)	18,790,817	74.3%

Joseph A. Jolson, 600 Montgomery Street, Suite 1700, San Francisco, CA 94111(2)	1,404,160	5.6%

(1)                             Based on a Schedule 13D/A filed on April 10, 2015 by DFR Holdings. Does not include a warrant to purchase 2,000,000 additional shares of common stock at $6.375 per share.

(2)                             Based on a Schedule 13G/A filed on January 27, 2015 by Joseph A. Jolson.

Ownership of Common Stock By Directors and Executive Officers

The following table shows, as of April 15, 2015, the beneficial ownership of the Company’s common stock by its directors, named executive officers and all of its directors and executive officers as a group. None of the shares listed below has been pledged as security except as specifically described in the footnotes to this table and the share amounts include those of directors and executive officers who have the right to acquire beneficial ownership of any additional shares within 60 days after April 15, 2015. Unless indicated otherwise in the footnotes, the address of each individual listed in the table is c/o CIFC Corp., 250 Park Avenue, 4th Floor, New York, New York 10177.

		Options and RSUs
		(acquirable within 60 days)		Percent of
Name of Beneficial Owner	Common Stock	(1)	Total	Class(2)
Iosif Bakaleynik	0	0	0	*
Ehud Barak	0	0	0	*
Jason Epstein (3)	0	0	0	*
Peter Gleysteen	0	1,207,813	1,207,813	4.56%
Andrew Intrater (3)	0	0	0	*
Paul F. Lipari (3)	0	0	0	*
Robert B. Machinist	55,947	0	55,947	*
Marco Musetti	0	0	0	*
Daniel K. Schrupp	3,111	0	0	*
Jeffrey S. Serota	0	0	0	*
Stephen F. Smith	0	0	0	*
Rahul Agarwal	7,500	56,250	63,750	*
Robert C. Milton, III	2,500	157,891	160,391	*
Stephen J. Vaccaro	81,223	515,885	597,108	2.31%
Oliver Wriedt	303,647	721,875	1,025,522	3.94%
All directors and executive officers as a group (15 persons)	453,928	2,659,714	3,110,531	11.12%

*                                         Less than 1%.

(1)                                Includes vested options, and options and RSUs that will vest within 60 days of April 15, 2015.

(2)                                 Based on 25,300,959 shares of common stock outstanding as of April 15, 2015.

(3)                                 Pursuant to the Assignment and Contribution Agreement, dated April 13, 2011, Bounty Investments, LLC (“Bounty”), assigned and contributed its shares of common stock and the Convertible Notes of the Company, and all rights and obligations thereto, to DFR Holdings. Bounty owns 99% of the equity interests of DFR Holdings. DFR Management Holdings, LLC (“DFR Management”) has 1% of the percentage interest in DFR Holdings. Mr. Intrater is the manager of DFR Holdings and the managing member of DFR Management and owns 30% of the percentage interest in DFR Management. Messrs. Lipari and Epstein each individually owns 30% of the percentage interest in DFR Management. As of April 15, 2015, DFR Holdings was the direct beneficial owner of (i) 18,790,817 shares of the Company’s common stock and (ii) warrants to purchase 2,000,000 shares of the Company’s common stock at $6.375 per share.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Party Transactions

The Company’s policies and procedures for the review, approval and ratification of the Company’s transactions with related persons consist of various conflict of interest provisions in its Code of Ethics, including that its directors report to the Board any conflict of interest they may have with respect to any matter being considered by the Board and that the Company’s related persons involved in the Company’s portfolio management obtain the prior approval of the Company’s Chief Compliance Officer for their personal purchases of securities in private offerings.

Since January 1, 2014, the Company has entered into certain transactions, summarized below, that exceeded $120,000 in amount and in which the Company’s related persons—in general, the Company’s directors, executive officers and their immediate family members—had or would have a direct or indirect material interest.

•                  DFR Holdings is considered a related party as a result of its ownership of approximately 18.8 million shares of the Company’s common stock, a portion of which was issued as part of the consideration for the Company’s June 9, 2010 acquisition of Columbus Nova Credit Investments Management, LLC (the “CNCIM Acquisition”). On July 12, 2014, the Company converted $25.0 million aggregate principal amount of outstanding Senior Subordinated Notes of the Company due December 9, 2017 (the “Convertible Notes”) into 4.1 million shares of the Company’s common stock. In addition, DFR Holdings holds warrants that provide the holder the right to purchase 2.0 million shares of the Company’s voting common stock, which were scheduled to expire on September 24, 2014. On September 22, 2014, the warrants were extended to September 24, 2015 in exchange for cash of $0.2 million. During the years ended December 31, 2014 and 2013, DFR Holdings received $1.5 million and $1.5 million, respectively, in deferred purchase payments from the Company in respect of the CNCIM Acquisition. On August 15, 2014, the Company entered into a consulting agreement with DFR Holdings whereby DFR Holdings agreed to provide the Company with ongoing advisory services such as the participation in financial, tax and strategic planning/budgeting, investor interface, new product initiatives, fund raising and recruiting. As part of the consulting agreement, the Company incurred professional fees of $2.0 million for the year ended December 31, 2014.

•                  During the year ended December 31, 2014, the following members of our board made the following investments:

•                  Iosif Bakaleynik, through an entity in which his is the sole equity holder, purchased $250,000 of Series B interests in the CIFC CLO Warehouse Fund and $250,000 of interests in the CIFC CLO Co-Investment Fund.

•                  Jason Epstein purchased $250,000 of interests in the CIFC CLO Co-Investment Fund.

•                  Peter Gleysteen, through an entity of which he a beneficial owner, purchased $1,000,000 of interests in the CIFC CLO Co-Investment Fund.

•                  Andrew Intrater, through an entity in which he is a 50% equity holder, purchased $300,000 of Series B interests in the CIFC CLO Warehouse Fund and $300,000 of interests in the CIFC CLO Co-Investment Fund.

•                  During the year ended December 31, 2014, the following executive officers made the following investments:

•                  Stephen Vaccaro purchased $250,000 of interests in the CIFC CLO Co-Investment Fund.

•                  Oliver Wriedt purchased $250,000 of Series B Interests in the CIFC CLO Warehouse Fund and, through a pension plan of which he is the beneficial owner, $250,000 of interests in the CIFC CLO Co-Investment Fund.

Item 14.                          Principal Accountant Fees and Services

Audit Fees and All Other Fees

Our Audit Committee continues to evaluate the terms of the engagement of Deloitte & Touche LLP (“Deloitte”) as the Company’s independent registered public accounting firm for the year ending December 31, 2015. For the years ended December 31, 2014 and 2013, all of the services performed by Deloitte were approved by the Audit Committee. The following table sets forth the services provided by, and aggregate fees paid to, Deloitte for each of the last two years:

Fee	Year	Amount	Description of Services
Audit Fees	2014	$1,833,350

Audit of our 2014 financial statements and review of our financial statements in our Quarterly Reports on Form 10-Q, including an assessment of the effectiveness of our internal controls over financial reporting.

	2013	$2,100,000

Audit of our 2013 financial statements and review of our financial statements in our Quarterly Reports on Form 10-Q, including an assessment of the effectiveness of our internal controls over financial reporting.

Audit-Related Fees	2014	$53,400	Form S-8 and other services.

	2013	—

Tax Fees	2014	$484,000	Preparation of our federal and state income tax returns, other compliance reporting and consultation and discussion on tax-related issues.

	2013	$252,250	Preparation of our federal and state income tax returns, other compliance reporting and consultation and discussion on tax-related issues.

Other Fees	2014	$2,180

	2013	$2,180

Total Fees	2014	$2,372,930

	2013	$2,354,430

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

The Audit Committee pre-approved 100% of the audit-related, tax and other fees described in the table above for 2013 and 2014.

Other Services Provided by the Independent Registered Public Accounting Firm

The Company is required to consolidate into its financial statements certain variable interest entities (“VIEs”), which include certain of the collateralized loan obligations (“CLOs”), collateralized debt obligations (“CDOs”) and other entities the Company manages in accordance with consolidation guidance in the FASB ASC Topic 810—Consolidation, because they are VIEs with respect to which the Company is deemed to be the primary beneficiary. In addition to the services described in the table above, Deloitte was retained by certain of the issuers of these CLOs and CDOs to provide audit-related and tax services. For the year ended December 31, 2014, these audit-related and tax services for the funds that the Company is required to consolidate aggregated $700,573 and $753,951, respectively. For the year ended December 31, 2013, these audit-related and tax services for the funds that the Company is required to consolidate aggregated $674,400 and $586,491, respectively.

AUDIT COMMITTEE REPORT

The following Audit Committee report is submitted by the directors who served on the Audit Committee for the fiscal year ended December 31, 2014 and who reviewed and approved the audited financial statements that were included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 that was filed with the SEC on March 18, 2015.

The Audit Committee assists the Board in monitoring the Company’s financial reporting process. Management has primary responsibility for the financial statements and the reporting process, including the system of internal controls. Deloitte & Touche LLP (“Deloitte”), the Company’s independent registered public accounting firm, is responsible for expressing an opinion on the conformity of the Company’s financial statements with accounting principles generally accepted in the U.S.

In this context, the Audit Committee hereby reports as follows:

1.                                      The Audit Committee has reviewed and discussed the audited financial statements for the fiscal year ended December 31, 2014 with management.

2.                                      The Audit Committee has discussed with the Company’s independent registered public accounting firm the matters required to be discussed by Statement on Auditing Standards No. 61, Communication with Audit Committees, as amended, and the independent registered public accounting firm’s independence from the Company and its management.

3.                                      The Audit Committee has reviewed written disclosures and the letter from the Company’s independent registered public accounting firm required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent accountant’s communications with the Audit Committee concerning independence, and has discussed with the independent accountant the independent accountant’s independence.

4.                                      Based on the review and discussion referred to in paragraphs (1) through (3) above, the Audit Committee recommended to the Board, and the Board has approved, that the audited financial statements be included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the SEC on March 18, 2015.

The information contained in this Report shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, other than as set forth in Item 407 of Regulation S-K, or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that we specifically request that the information contained in this Report be treated as soliciting material, nor shall such information be incorporated by reference into any past or future filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference in such filing.

Respectfully submitted,

Stephen F. Smith (Chairman)

Daniel K. Schrupp

Jeffrey S. Serota

PART IV

Item 15.                          Exhibits and Financial Statement Schedules

(a)(1) and (a)(2): No financial statements or schedules are filed with this Amendment No. 1 to Annual Report on Form 10-K/A.

(a)(3) Exhibits:

Ex. No.	Description of Exhibit
2.1

Acquisition and Investment Agreement, dated as of March 22, 2010, by and between Deerfield Capital Corp., Bounty Investments, LLC and Columbus Nova Credit Investment Management, LLC (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 23, 2010).

2.2

Agreement and Plan of Merger, dated as of December 21, 2010, by and among Deerfield Capital Corp., Bulls I Acquisition Corporation, Bulls II Acquisition LLC, Commercial Industrial Finance Corp. and CIFC Parent Holdings LLC (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 22, 2010).

2.3

Amendment, dated as of February 16, 2011, to the Agreement and Plan of Merger, dated as of December 21, 2010, by and among Deerfield Capital Corp., Bulls I Acquisition Corporation, Bulls II Acquisition LLC, Commercial Industrial Finance Corp. and CIFC Parent Holdings LLC (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 16, 2011).

2.4

Agreement and Plan of Merger, dated as of April 12, 2011, by and between Deerfield Capital Corp., a Maryland corporation, and Deerfield Capital Corp., a Delaware corporation (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 14, 2011).

3.1	Certificate of Incorporation of CIFC Corp., as amended (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 14, 2011).

3.2

Certificate of Ownership and Merger, dated as of April 13, 2011, merging CIFC Deerfield Corp. into Deerfield Capital Corp. (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 14, 2011).

3.3

Certificate of Ownership and Merger, dated as of July 19, 2011, merging CIFC Corp. into CIFC Deerfield Corp., a Delaware corporation (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 20, 2011).

3.4	Bylaws of CIFC Corp. (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 20, 2011).

3.5	Certificate of Designation of Series A Convertible Non-Voting Preferred Stock (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 25, 2012).

4.1

Senior Subordinated Convertible Notes Agreement, dated as of March 22, 2010, by and between Deerfield Capital Corp. and Bounty Investments, LLC (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 23, 2010).

4.2	Senior Subordinated Convertible Note due 2017 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 15, 2010).

4.3

Junior Subordinated Indenture, dated March 4, 2010, by and between Deerfield Capital Corp. and The Bank of New York Mellon Trust Company, National Association, as Trustee (including Form of Junior Subordinated Note due 2035) (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 10, 2010).

4.4

Junior Subordinated Indenture, dated October 20, 2010 between Deerfield Capital Corp. and The Bank of New York Mellon Trust Company, National Association, as trustee (including Form of Junior Subordinated Note due 2035) (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 21, 2010).

10.1

Registration Rights Agreement among Deerfield Triarc Capital Corp., the parties identified on the signature pages thereto and the other persons who may become parties thereto from time to time in accordance therewith as stockholders, dated as of December 21, 2007 (incorporated by reference to the Company’s Current Report on Form 8-K/A filed with the SEC on January 15, 2008).

10.3

Third Amended and Restated Stockholders Agreement, dated as of December 2, 2013, by and between CIFC Corp. and DFR Holdings, LLC (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 3, 2013).

10.4

Second Amended and Restated Registration Rights Agreement, dated as of September 24, 2012, by and among CIFC Corp., CIFC Parent Holdings LLC and DFR Holdings, LLC (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 25, 2012).

10.5

Put/Call Agreement, dated April 13, 2011, by and between Deerfield Capital Corp. and CIFC Parent Holdings LLC (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 14, 2011).

10.6

Lease, dated September 16, 2011, between 250 Park Avenue, LLC, as Landlord and CIFC Corp., as Tenant (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 16, 2011).

**10.7	First Amended and Restated Stock Incentive Plan (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 11, 2009).

**10.8	Form of Performance Share Award Agreement (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 11, 2009).

**10.9	Form of Indemnity Agreement (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 14, 2011).

**10.10	Form of Indemnity Agreement (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 14, 2011).

**+10.11	Amended and Restated Non-Disclosure, Non-Competition, Non-Hiring, Non-Solicitation and Severance Agreement, dated December 2, 2013, by and between CIFC Corp. and Peter Gleysteen.

**10.12

Amended and Restated Non-Disclosure, Non-Competition, Non-Hiring, Non-Solicitation and Severance Agreement, dated June 13, 2014, by and between CIFC Corp. and Stephen Vaccaro (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 17, 2014).

**10.13

Non-Disclosure, Non-Competition, Non-Hiring, Non-Solicitation and Severance Agreement, dated June 13, 2014, by and between CIFC Corp. and Oliver Wriedt (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 17, 2014).

**10.14

Letter Agreement, dated as of November 20, 2012, by and between CIFC Corp. and Rahul Agarwal, (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 27, 2012).

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

10.18

Form of Stock Option Award Certificate under the CIFC Corp. 2011 Stock Option and Incentive Plan (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 19, 2011).

10.19

Master Purchase Agreement, dated as of February 7, 2012, by and among DWM Management LLC, DFR Middle Market Holdings Ltd. and Deerfield Capital Management LLC (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 8, 2012).

10.20

Asset Purchase Agreement, dated July 30, 2012, by and among GE Capital Debt Advisors LLC, General Electric Capital Corporation, CIFC Asset Management LLC and CIFC Corp. (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 1, 2012).

10.21

Investment Agreement, dated as of September 24, 2012, by and between CIFC Corp. and GE Capital Equity Investments, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 25, 2012).

10.22	Form of Warrant (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 25, 2012)

10.23	Amended and Restated Form of Warrant (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 23, 2014).

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

**+10.33	Non-Disclosure , Non-Competition, Non-Hiring, Non-Solicitation and Severance Agreement, dated April 14, 2011, by and between CIFC Corp. and Robert C. Milton III.

18	Preferability letter of Independent Registered Public Accounting Firm dated March 18, 2015.*

21.1	Subsidiaries of the Registrant.*

23.1	Consent of Independent Registered Public Accounting Firm.*

24.1	Power of Attorney (included on signature page).*

+31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

+31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

+32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*                                         Previously filed with the Registrant’s Annual Report on Form 10-K, filed March 18, 2015.

**                                  Compensatory plan or arrangement

+                                         Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CIFC CORP.
(Registrant)

Date: April 30, 2015	By:	/s/ STEPHEN J. VACCARO
Stephen J. Vaccaro, Co-President (Principal Executive Officer)

Date: April 30, 2015	By:	/s/ OLIVER WRIEDT
Oliver Wriedt, Co-President (Principal Executive Officer)

Date: April 30, 2015	By:	/s/ RAHUL AGARWAL
Rahul Agarwal, Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	*	By:	*
	Robert B. Machinist		Iosif Bakaleynik
	Chairman and Director		Director

By:	*	By:	*
	Ehud Barak		Jason Epstein
	Director		Director

By:	*	By:	*
	Peter Gleysteen		Andrew Intrater
	Vice-Chairman and Director		Director

By:	*	By:	*
	Paul F. Lipari		Marco Musetti
	Director		Director

By:	*	By:	*
	Daniel K. Schrupp		Jeffrey S. Serota
	Director		Director

By:	*
Stephen F. Smith
Director

*By:	/s/ RAHUL AGARWAL
Rahul Agarwal, Attorney-in-Fact
Date: April 30, 2015