Form 10-Q
period 2015-03-31
CIFC Corp.
filed 2015-05-11
CIK 1313918

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

There were 25,300,959 shares of the registrant’s common stock outstanding as of April 28, 2015.

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
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements in this quarterly report on Form 10-Q (the "Quarterly Report"), and the information incorporated by reference into this Quarterly Report are forward-looking statements, as permitted by the Private Securities Litigation Reform Act of 1995. These include, but are not limited to, statements regarding future results or expectations. Forward-looking statements can be identified by forward-looking language, including words such as "believes," "anticipates," "expects," "estimates," "intends," "may," "plans," "projects," "will" and similar expressions, or the negative of these words. Such forward-looking statements are based on facts and conditions as they exist at the time such statements are made, various operating assumptions and predictions as to future facts and conditions, which may be difficult to accurately make and involve the assessment of events beyond our control. Caution must be exercised in relying on forward-looking statements. Our actual results may differ materially from the forward-looking statements contained in this Quarterly Report. We believe these factors include, but are not limited to, those described under the section entitled Item 1A—"Risk Factors" in our 2014 Annual Report on Form 10-K (the "Annual Report"), as such factors may be updated from time to time in our periodic filings with the United States Securities and Exchange Commission (“SEC”), which are accessible on the SEC’s website at www.sec.gov.

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

PART I. Financial Information

Item 1.    Condensed Consolidated Financial Statements and Notes (Unaudited)

CIFC CORP. AND ITS SUBSIDIARIES
Condensed Consolidated Balance Sheets
(unaudited)

	March 31, 2015	December 31, 2014
	(In thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$41,461	$59,290
Restricted cash and cash equivalents	1,694	1,694
Due from brokers	975	1
Investments	39,799	38,699
Receivables	1,657	2,134
Prepaid and other assets	5,096	4,115
Deferred tax asset, net	55,624	55,475
Equipment and improvements, net	5,264	5,194
Intangible assets, net	12,718	15,074
Goodwill	76,000	76,000
Subtotal	240,288	257,676
Assets of Consolidated Entities:
Restricted cash and cash equivalents	827,282	935,416
Due from brokers	217,505	120,541
Investments	12,372,088	11,772,826
Receivables	41,520	40,994
Prepaid and other assets	668	20,682
Total assets of Consolidated Entities (1)	13,459,063	12,890,459
TOTAL ASSETS	$13,699,351	$13,148,135
LIABILITIES
Due to brokers	$6,245	$—
Dividends payable	2,543	—
Accrued and other liabilities	8,626	15,584
Contingent liabilities	11,823	12,668
Long-term debt	120,000	120,000
Subtotal	149,237	148,252
Non-Recourse Liabilities of Consolidated Entities:
Due to brokers	512,680	391,291
Accrued and other liabilities	702	1,482
Interest payable	32,538	36,174
Long-term debt	12,403,268	12,049,034
Total Non-Recourse Liabilities of Consolidated Entities (1)	12,949,188	12,477,981
TOTAL LIABILITIES	13,098,425	12,626,233
EQUITY
Common stock, par value $0.001: 500,000,000 shares authorized, 25,431,403 issued and 25,300,959 outstanding as of March 31, 2015 and 25,323,417 issued and 25,192,973 outstanding as of December 31, 2014	25	25
Treasury stock, at cost: 130,444 shares as of March 31, 2015 and December 31, 2014	(914)	(914)
Additional paid-in capital	990,448	988,904
Retained earnings (deficit)	(808,810)	(811,695)
TOTAL CIFC CORP. STOCKHOLDERS’ EQUITY	180,749	176,320
Noncontrolling interest in Consolidated Funds (Note 2)	303,962	210,818
Appropriated retained earnings (deficit) of Consolidated VIEs	116,215	134,764
TOTAL EQUITY	600,926	521,902
TOTAL LIABILITIES AND EQUITY	$13,699,351	$13,148,135

CIFC CORP. AND ITS SUBSIDIARIES
Condensed Consolidated Balance Sheets (continued)

Included in the Company's Condensed Consolidated Balance Sheets are balances from Consolidated Variable Interest Entities ("Consolidated VIEs") (1). See Notes 2, 3 and 4.

	March 31, 2015	December 31, 2014
	(In thousands)
ASSETS
Assets of Consolidated VIEs:
Restricted cash and cash equivalents	$786,364	$929,401
Due from brokers	163,699	102,373
Investments	12,073,063	11,573,164
Receivables	40,676	40,235
Total assets of Consolidated VIEs	$13,063,802	$12,645,173
LIABILITIES
Non-Recourse Liabilities of Consolidated VIEs:
Due to brokers	$439,595	$372,956
Accrued and other liabilities	456	1,230
Interest payable	32,538	36,174
Long-term debt	12,403,268	12,049,034
Total Non-Recourse Liabilities of Consolidated VIEs	$12,875,857	$12,459,394
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

   See notes to Condensed Consolidated Financial Statements.

CIFC CORP. AND ITS SUBSIDIARIES
Condensed Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended March 31,
	2015	2014
	(In thousands, except share and per share amounts)
Revenues
Management fees and Incentive fees	$1,535	$1,612
Net interest income from investments	2,121	97
Total net revenues	3,656	1,709
Expenses
Employee compensation and benefits	10,102	7,340
Professional services	1,926	1,046
General and administrative expenses	2,439	2,213
Depreciation and amortization	2,409	3,145
Impairment of intangible assets	281	—
Total expenses	17,157	13,744
Other Income (Expense) and Gain (Loss)
Net gain (loss) on investments	234	1,406
Net gain (loss) on contingent liabilities (Note 9)	(713)	(229)
Corporate interest expense	(494)	(1,467)
Net gain on sale of management contract	—	228
Net other income (expense) and gain (loss)	(973)	(62)
Operating income (loss)	(14,474)	(12,097)

Results of Consolidated Variable Interest Entities
Net results of Consolidated Entities (Note 6)	10,301	49,082

Income (loss) before income taxes	(4,173)	36,985
Income tax (expense) benefit	(3,087)	(12,404)
Net income (loss)	(7,260)	24,581
Net (income) loss attributable to noncontrolling interest in Consolidated Entities (Note 2)	12,688	(24,346)
Net income (loss) attributable to CIFC Corp.	$5,428	$235

Earnings (loss) per share (Note 12) —
Basic	$0.21	$0.01
Diluted	$0.20	$0.01
Weighted-average number of shares outstanding (Note 12)—
Basic	25,279,226	20,839,236
Diluted	26,572,616	21,937,897

See notes to Condensed Consolidated Financial Statements.

CIFC CORP. AND ITS SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

	For the Three Months Ended March 31,
	2015	2014
	(In thousands)
Net income (loss)	$(7,260)	$24,581
Other comprehensive income (loss)	—	—
Comprehensive income (loss)	(7,260)	24,581
Comprehensive (income) loss attributable to noncontrolling interest in Consolidated Entities	12,688	(24,346)
Comprehensive income (loss) attributable to CIFC Corp.	$5,428	$235

   See notes to Condensed Consolidated Financial Statements.

CIFC CORP. AND ITS SUBSIDIARIES
Condensed Consolidated Statements of Equity
(unaudited)

	CIFC CORP. Stockholders' Equity							Consolidated Entities (Note 2)
	Common Stock		Treasury Stock
	Shares Outstanding	Par Value	Amount	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings (deficit)	Total CIFC Corp. Stockholders' Equity	Noncontrolling Interests in Consolidated Funds	Appropriated retained earnings (deficit) of Consolidated VIEs	Total Stockholders' Equity
	(In thousands)
Balance—December 31, 2013	20,791	$21	$(914)	$963,011	$—	$(810,858)	$151,260	$5,107	$151,386	$307,753
Net income (loss)	—	—	—	—	—	235	235	196	24,150	24,581
Share-based compensation	—	—	—	182	—	—	182	—	—	182
Exercise of options	100	—	—	514	—	—	514	—	—	514
Contribution from noncontrolling interests	—	—	—	—	—	—	—	375	—	375
Consolidation of Consolidated Entities	—	—	—	—	—	—	—	140,115	—	140,115
Deconsolidation of Consolidated Entities	—	—	—	—	—	—	—	(5,293)	—	(5,293)
Dividends declared ($0.10 per share)	—	—	—	—	—	(2,089)	(2,089)	—	—	(2,089)
Balance—March 31, 2014	20,891	$21	$(914)	$963,707	$—	$(812,712)	$150,102	$140,500	$175,536	$466,138

Balance—December 31, 2014	25,193	$25	$(914)	$988,904	$—	$(811,695)	$176,320	$210,818	$134,764	$521,902
Net income (loss)	—	—	—	—	—	5,428	5,428	5,861	(18,549)	(7,260)
Share-based compensation	83	—	—	1,415	—	—	1,415	—	—	1,415
Exercise of options	25	—	—	129	—	—	129	—	—	129
Contribution from noncontrolling interests	—	—	—	—	—	—	—	87,283	—	87,283
Dividends declared ($0.10 per share)	—	—	—	—	—	(2,543)	(2,543)	—	—	(2,543)
Balance—March 31, 2015	25,301	$25	$(914)	$990,448	$—	$(808,810)	$180,749	$303,962	$116,215	$600,926

   See notes to Condensed Consolidated Financial Statements.

CIFC CORP. AND ITS SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Three Months Ended March 31,
	2015	2014
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(7,260)	$24,581
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net premium and discount (accretion) amortization on investments, loans and debt issuance costs	—	84
Share-based compensation	1,680	182
Net (gain) loss on investments and contingent liabilities / other (gain) loss	479	(1,178)
Net gain on the sale of management contract	—	(228)
Depreciation and amortization	2,409	3,145
Impairment of intangible assets	281	—
Deferred income tax expense (benefit)	(150)	6,836
Excess tax benefits from share-based payment arrangements	(8)	(38)
Consolidated Entities:
Net (gain) loss on investments	(117,982)	(3,738)
Net (gain) loss on liabilities	189,451	30,294
Net other (gain) loss	(438)	(106)
Changes in operating assets and liabilities:
Due from brokers	(974)	12,402
Receivables	478	394
Prepaid and other assets	(1,003)	703
Due to brokers	6,245	(1,345)
Accrued and other liabilities	(6,955)	(2,737)
Change in restricted cash and cash equivalents	—	8
Consolidated Entities:
Due from brokers	(119,150)	(86,085)
Purchase of investments	(1,850,569)	(2,028,085)
Sales of investments	1,303,534	1,934,058
Receivables	18,858	(20,678)
Due to brokers	142,851	154,553
Accrued and other liabilities	(3,481)	1,269
Interest payable	(773)	1,284
Net cash provided by (used in) operating activities	(442,477)	25,575
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of management contracts	—	228
Purchases of investments	(6,801)	(8,742)
Sales of investments	28,441	13,681
Purchases of equipment and improvements	(403)	(373)
Consolidated Entities:
Change in restricted cash and cash equivalents	102,018	(213,042)
Net cash provided by (used in) investing activities	123,255	(208,248)
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt issuance costs amortization	22	301
Net proceeds/(taxes) related to option exercises, restricted stock unit settlements and extension of warrants	(144)	483
Deferred purchase payments and payments on contingent liabilities	(1,559)	(2,216)
Excess tax benefits from share-based payment arrangements	8	38
Consolidated Entities:
Contributions from noncontrolling interests	87,283	375
Proceeds from issuance of long-term debt	583,420	1,049,074
Payments made on long-term debt	(367,637)	(856,884)
Net cash provided by (used in) financing activities	301,393	191,171
Foreign currency translation	—	—
Net increase (decrease) in cash and cash equivalents	(17,829)	8,498
Cash and cash equivalents at beginning of period	59,290	25,497
Cash and cash equivalents at end of period	$41,461	$33,995

CIFC CORP. AND ITS SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (continued)
(unaudited)

	For the Three Months Ended March 31,
	2015	2014
	(In thousands)
SUPPLEMENTAL DISCLOSURE:
Cash paid for interest	$481	$482
Cash paid for income taxes	$1,536	$3,450
Consolidated Entities:
Cash paid for interest	$54,238	$34,779

Non-cash disclosures:
Consolidated Entities:
Consolidation of net assets	$—	$151,148
Deconsolidation of net assets	$22,578	$(984)
Non-cash settlement of interest receivables with increases in principal	$334	$595

See notes to Condensed Consolidated Financial Statements.

CIFC CORP. AND ITS SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 1—Organization and Business

Organization—CIFC Corp. (“CIFC” and, together with its subsidiaries, the “Company”) is a Delaware corporation headquartered in New York City. The Company is a fundamentals-based, relative value, alternative credit manager. The Company's primary business is to provide investment management services for investment products. The Company manages assets for various types of investors, including pension funds, hedge funds, other asset management firms, banks, insurance companies and other types of institutional investors across the world.
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
As of March 31, 2015, DFR Holdings LLC ("DFR Holdings"), on a fully-diluted basis, owns approximately 70% of the Company's common stock.

Note 2—Basis of Presentation and Principles of Consolidation

Basis of Presentation—The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in conformity with the instructions to Form 10-Q and Article 10-01 of Regulation S-X for interim financial statements. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles in the United States of America ("GAAP") for complete financial statements. The preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. Management believes that estimates utilized in the preparation of the Condensed Consolidated Financial Statements are prudent and reasonable. Actual results could differ from those estimates and such differences could be material. These interim unaudited Condensed Consolidated Financial Statements and related Notes should be read in conjunction with the Consolidated Financial Statements and related Notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

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

Consolidated Entities—Consolidated Entities includes the operating results of the Consolidated Funds and the Consolidated VIEs as defined below. As of March 31, 2015 and December 31, 2014, the Company held $84.9 million and $62.6 million, respectively of investments in its Consolidated Entities.

Consolidated Funds—The Company consolidates entities in which the Company has a controlling voting interest. As of March 31, 2015, the Company consolidated the following funds under the voting interest model.

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Senior Secured Corporate Loan Fund—The Company invests in and manages an open ended credit fund that invests in U.S. performing senior secured corporate loans (the "Senior Secured Corporate Loan Fund") to provide capital appreciation and risk-adjusted returns to its investors. The Company consolidated the fund as it held a controlling voting interest as the investment adviser. As of March 31, 2015 and December 31, 2014, the Company held an investment of $5.3 million and $5.2 million, respectively. As of March 31, 2015 and December 31, 2014, the limited partners held a $286.2 million and $204.5 million investment, respectively, which was reported in "Noncontrolling interest in Consolidated Funds" on the Condensed Consolidated Balance Sheet.

Tactical Income Fund—During 2013, the Company launched an open ended credit fund that invests primarily in second-lien loans (the "Tactical Income Fund"). As of March 31, 2015 and December 31, 2014, the Company was the investment adviser for the fund and the general partner in the fund, holding an investment of $13.9 million and $11.0 million, respectively. As of both March 31, 2015 and December 31, 2014, the Company held a controlling voting interest in the Tactical Income Fund and consolidated the entity. As of March 31, 2015 and December 31, 2014, the limited partners held a $17.8 million and $6.5 million investment, respectively, which was reported in "Noncontrolling interest in Consolidated Funds" on the Condensed Consolidated Balance Sheet.

Consolidated VIEs—The Company also consolidates variable interest entities in which it is deemed the primary beneficiary. These Consolidated VIEs generally include CLOs and CDOs (collectively, the "Consolidated CLOs"), warehouses and certain funds where the Company manages, holds an investment in the entity or is entitled to incentive fees.

Consolidated CLOs—As of both March 31, 2015 and December 31, 2014, the Company consolidated 31 CLOs. See Note 4.

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

During the three months ended March 31, 2015 and 2014, the Company consolidated two and four warehouses, respectively, and deconsolidated one warehouse during each period. See Note 4 for more information. As of March 31, 2015, the Company consolidated one warehouse.

Unconsolidated Funds—Warehouse Fund—In December 2014, the Company launched a closed end structured credit fund that invests primarily in equity interests of warehouses managed by CIFC (the "Warehouse Fund"). As of March 31, 2015 and December 31, 2014, the carrying value of the Company's investment, as the general partner of the fund was $12.1 million and $10.6 million, respectively. The limited partners may remove the general partner's presumption of control, and as such, the Company did not consolidate the fund. As of March 31, 2015, the Company's investment was recorded in "Investments" on the Company's Condensed Consolidated Balance Sheet. As of March 31, 2015, the Warehouse Fund held no investments in warehouses that were Consolidated VIEs.

Co-Investment Fund—During 2013, the Company launched a closed end structured credit fund that invests primarily in residual tranches of CLOs and, to a lesser extent, warehouses, managed by CIFC (the "Co-Investment Fund"). As of March 31, 2015 and December 31, 2014, the carrying value of the Company's investment, as the general partner of the fund was $15.8 million and $16.6 million, respectively. The limited partners may remove the general partner's presumption of control, and as such, the Company did not consolidate the fund. As of March 31, 2015, the Company's investment was recorded in "Investments" on the Company's Condensed Consolidated Balance Sheet. In addition, as of March 31, 2015 and December 31, 2014, the Co-Investment Fund invested in eight and six CLOs, respectively, and one Warehouse managed by CIFC, which were Consolidated VIEs.

Unconsolidated VIEs

As of March 31, 2015, the Company had variable interests in an additional 1 CLO, 8 CDOs, and 5 other investment products, which the Company managed, that were not consolidated (collectively the "Unconsolidated VIEs") as the Company was not deemed to be the primary beneficiary of the unconsolidated VIEs. As of December 31, 2014, the Company's unconsolidated VIEs included 1 CLO, 8 CDOs and 4 other investment products.

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company's maximum exposure to loss on Unconsolidated VIEs includes its investment, management fee receivables and future management fees collectible by the Company. As of March 31, 2015 and December 31, 2014, the Company had no exposure to loss associated with the Unconsolidated VIEs related to investments made by the Company in the Unconsolidated VIEs. In addition, as of March 31, 2015 and December 31, 2014, the Company's management fee receivables were $0.4 million and $0.3 million, respectively.

Note 3—Summary of Significant Accounting Policies and Recent Accounting Updates

As of March 31, 2015, the Company's significant accounting policies, which are detailed in the Company's Annual Report on Form 10-K for the year ended December 31, 2014, have not changed.

Recent Accounting Updates

In May 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update (“ASU”) 2015-07, Fair Value Measurement (Topic 820) - Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). The ASU applies to reporting entities that elect to measure the fair value of an investment within the scope of paragraphs 820-10-15-4 through 15-5 using the net asset value per share (or its equivalent) practical expedient in paragraph 820-10-35-59. This ASU removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. It also removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient. The ASU is effective for public companies for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The adoption of ASU 2015-07 will not have a material impact on the Company's Consolidated Financial Statements.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented on the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. The standard does not affect the recognition and measurement of debt issuance costs. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The new guidance will be applied on a retrospective basis. The adoption of ASU 2015-03 will not have a material impact on the Company's Consolidated Financial Statements.
In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810) - Amendments to the Consolidation Analysis. The new guidance applies to entities in all industries. It makes targeted amendments to the current consolidation guidance and ends the deferral granted to investment companies from applying the VIE guidance. The revised consolidation guidance, among other things, (i) modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities, (ii) eliminated the presumption that a general partner should consolidate a limited partnership, and (iii) modifies the consolidation analysis of reporting entities that are involved with VIEs through fee arrangements and related party relationships. The standard is effective for the Company beginning on January 1, 2016, however, early adoption is allowed, including in any interim period. The Company is currently evaluating the impact of this ASU on its Consolidated Financial Statements.
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

Consolidated CLOs—The following table summarizes the consolidated assets and non-recourse liabilities of the Consolidated CLOs included in the Condensed Consolidated Balance Sheets and the Company's total maximum exposure to loss on these Consolidated CLOs, as follows (1):

	March 31, 2015	December 31, 2014
	(In thousands)
Total Assets	$12,942,110	$12,557,293
Total Liabilities (non-recourse)	12,794,654	12,392,648

Maximum exposure to loss:
Investments and beneficial interests (2)	$26,361	$25,517
Receivables	4,688	4,200
Total maximum exposure to loss	$31,049	$29,717

Explanatory Notes:
________________________________

(1)	In addition, exposure to loss excludes future management fees on the Consolidated VIEs, which are not included in the table.

(2)
Amounts are eliminated in consolidation. As of March 31, 2015 and December 31, 2014, the Company held an investment of $25.6 million and $25.2 million, respectively, directly in the residual interests of its Consolidated CLOs, and through its ownership of other Non-CLO products (see Note 2), the Company invested an additional $0.6 million and $0.3 million, respectively, in the residual interests of its Consolidated CLOs.

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Consolidated VIEs—The following table summarizes the Company's consolidated assets and non-recourse liabilities of other Consolidated VIEs included in the Condensed Consolidated Balance Sheets:

	March 31, 2015			December 31, 2014
	Consolidated Assets	Consolidated Total Non-Recourse Liabilities	Maximum Exposure to Loss (1)	Consolidated Assets	Consolidated Total Non-Recourse Liabilities	Maximum Exposure to Loss (1)
	(In thousands)
Warehouses	$25,438	$—	$25,438	$87,880	$66,746	$21,134
Other	96,254	81,203	14,665	—	—	—

Explanatory Note:
________________________________

(1)
Maximum exposure to loss is generally limited to the Company's investment in the entity. As of both March 31, 2015 and December 31, 2014, the Company consolidated one warehouse. Amounts are eliminated in consolidation.

Note 5—Fair Value
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Fair Value Hierarchy—The following tables summarizes the Company's assets and liabilities carried at fair value on a recurring basis, by class and by level:

	March 31, 2015				December 31, 2014
	Level 1	Level 2	Level 3	Estimated Fair Value	Level 1	Level 2	Level 3	Estimated Fair Value
	(In thousands)				(In thousands)
Assets
Investments:
Investment in Funds	$—	$—	$27,962	$27,962	$—	$—	$27,169	$27,169
Loans	—	1,996	968	2,964	—	2,959	967	3,926
Structured products & other	—	—	8,873	8,873	—	—	7,604	7,604
Subtotal	—	1,996	37,803	39,799	—	2,959	35,740	38,699
Consolidated Entities:
Loans (1)	—	10,287,622	2,021,789	12,309,411	—	9,184,488	2,517,887	11,702,375
Corporate bonds	—	—	498	498	—	—	478	478
Structured products & other	—	438	61,741	62,179	—	—	69,973	69,973
Total Consolidated Entities	—	10,288,060	2,084,028	12,372,088	—	9,184,488	2,588,338	11,772,826
Total Assets	$—	$10,290,056	$2,121,831	$12,411,887	$—	$9,187,447	$2,624,078	$11,811,525
Liabilities
Contingent liabilities	$—	$—	$11,823	$11,823	$—	$—	$12,668	$12,668
Consolidated Entities:
Long-term debt (1)	—	—	12,403,268	12,403,268	—	—	12,049,034	12,049,034
Total Consolidated Entities	—	—	12,403,268	12,403,268	—	—	12,049,034	12,049,034
Total Liabilities	$—	$—	$12,415,091	$12,415,091	$—	$—	$12,061,702	$12,061,702

Explanatory Note:
______________________________

(1)
The Company generally invests in the residual equity of the CLOs it sponsors and invests in the warehouses it issues. For all assets and liabilities of the Consolidated Entities, the Company elected the fair value option. As of March 31, 2015 and 2014, the total aggregate unpaid principal balance of loans was $12.4 billion and $12.0 billion, respectively, and total contractual principal amounts on long-term debt was $13.0 billion and $12.8 billion, respectively.

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

	Level 3 Financial Assets
	For the Three Months Ended March 31, 2015
	Investments				Investment Assets of Consolidated Entities
	Loans	Investments in Funds	Structured Products & Other	Total	Loans	Corporate Bonds	Structured Products & Other	Total
	(In thousands)
Estimated fair value, beginning of period	$967	$27,169	$7,604	$35,740	$2,517,887	$478	$69,973	$2,588,338
Transfers into Level 3 (1)	—		—	—	586,153	—	—	586,153
Transfers out of Level 3 (2)	—	—	—	—	(1,143,394)	—	—	(1,143,394)
Transfers out due to deconsolidation	—	—	—	—	(9,322)	—	—	(9,322)
Net realized/unrealized gains (losses)	1	237	(27)	211	14,037	20	769	14,826
Purchases	—	556	8,795	9,351	288,071	—	2,708	290,779
Sales	—	—	(7,499)	(7,499)	(65,139)	—	(6,965)	(72,104)
Settlements	—	—	—	—	(166,504)	—	(4,744)	(171,248)
Estimated fair value, end of period	$968	$27,962	$8,873	$37,803	$2,021,789	$498	$61,741	$2,084,028
Change in unrealized gains (losses) for the period for the assets held as of the end of the period	$(3)	$237	$78	$312	$10,648	$20	$628	$11,296

	For the Three Months Ended March 31, 2014
	Investments				Investment Assets of Consolidated Entities
	Loans	Investments in Funds	Structured Products & Other	Total	Loans	Corporate Bonds	Structured Products & Other	Total
	(In thousands)
Estimated fair value, beginning of period	$510	$—	$—	$510	$1,706,290	$16,220	$93,516	$1,816,026
Transfers into Level 3 (1)	—	—	—	—	505,735	—	—	505,735
Transfers out of Level 3 (2)	—	—	—	—	(557,007)	—	—	(557,007)
Transfers in due to consolidation or acquisition	—	15,964	—	15,964	21,202	—	—	21,202
Transfers between classes	(510)	—	—	(510)	510	—	—	510
Net realized/unrealized gains (losses)	(7)	—	2	(5)	(1,665)	514	3,527	2,376
Purchases	1,522	—	1,878	3,400	452,103	—	—	452,103
Sales	—	—	—	—	(148,497)	(10,841)	(595)	(159,933)
Settlements	(3)	—	—	(3)	(152,338)	—	(962)	(153,300)
Estimated fair value, end of period	$1,512	$15,964	$1,880	$19,356	$1,826,333	$5,893	$95,486	$1,927,712
Change in unrealized gains (losses) for the period for the assets held as of the end of the period	$(7)	$—	$2	$(5)	$944	$247	$3,820	$5,011

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

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Level 3 Financial Liabilities
	For the Three Months Ended March 31, 2015			For the Three Months Ended March 31, 2014
	Contingent Liabilities	Long-term Debt of Consolidated Entities	Total	Contingent Liabilities	Long-term Debt of Consolidated Entities	Total
	(In thousands)
Estimated fair value, beginning of period	$12,668	$12,049,034	$12,061,702	$16,961	$10,484,975	$10,501,936
Sale of investments in Consolidated CLOs (1)	—	—	—	—	32,001	32,001
Transfer due to deconsolidation or sale	—	(51,000)	(51,000)	—	15,630	15,630
Net realized/unrealized (gains) losses	713	189,451	190,164	229	30,945	31,174
Purchases	—	33,100	33,100	—	9,367	9,367
Issuances	—	601,320	601,320	—	1,110,823	1,110,823
Settlements (2)	(1,558)	(418,637)	(420,195)	(2,216)	(959,095)	(961,311)
Estimated fair value, end of period	$11,823	$12,403,268	$12,415,091	$14,974	$10,724,646	$10,739,620
Change in unrealized gains (losses) for the period for the liabilities outstanding as of the end of the period	$713	$113,567	$114,280	$(229)	$34,227	$33,998

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

In addition, included in Structured Products and Other is the Company's warehouse total return swap ("TRS", see Note 7). The fair value of the Warehouse TRS is calculated as the sum of (i) the change in fair value of the reference obligations (SSCL's are valued at a composite of the mid-point in the bid-ask spread of broker quotes) since they became reference obligations (ii) net realized gains (losses) on reference obligations sold during the period and (iii) interest income earned on the reference obligations, less an amount equal to LIBOR plus an agreed upon margin on the outstanding notional amount of the reference obligations. The Warehouse TRS is classified as Level 2 within the fair value hierarchy.

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

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Quantitative Information about Level 3 Assets & Liabilities

The disclosure provided below provides quantitative information about the significant unobservable inputs used in the valuation of the contingent liabilities of legacy CLOs (see Note 9).

	March 31, 2015			March 31, 2015	December 31, 2014	Impact of Increase in Input on Fair Value Measurement (1)
Financial Liabilities	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input	Range	Range
Contingent Liabilities	$11,823	Discounted cash flows	Discount rate (2)	1.2%-12.5%	1.2%-12.5%	Decrease
			Default rate (3)	2.0%	2.0%	Decrease
			Recovery rate (3)	70%	70%	Increase
			Pre-payment rate (3)	40%	35-40%	Decrease
			Reinvestment spread of assets above LIBOR	3.0-3.8%	3.0-3.8%	Increase
			Reinvestment price of assets	100.0	100.0	Increase

Explanatory Notes:
____________________________

(1)	The impact of a decrease in input would have the opposite impact to the fair value as that presented in the table.

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

Carrying Value and Estimated Fair Value of Financial Assets and Liabilities

The Company has not elected the fair value option for certain financial liabilities. A summary of the carrying value and estimated fair value of those liabilities are as follows:

	As of March 31, 2015		As of December 31, 2014
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(In thousands)
Financial liabilities:
Long-term debt:
Junior Subordinated Notes (1)	$120,000	$54,254	$120,000	$57,314

Explanatory Note:
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

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6—Net Results of Consolidated Entities

The following table is a summary of the components of "Net results of Consolidated Entities":

	For the Three Months Ended March 31,
	2015	2014
	(in thousands)
Investment income	$143,846	$120,443
Interest expense	(50,753)	(36,073)
Net investment income	93,093	84,370
Net gain (loss) on investments	117,982	2,759
Net gain (loss) on liabilities	(189,451)	(30,294)
Net gain (loss) on other investments and derivatives	438	106
Net gain (loss) from activities of Consolidated Entities	$22,062	$56,941
Expenses of Consolidated Entities	(11,761)	(7,859)
Net Results of Consolidated Entities	$10,301	$49,082

Note 7—Derivative Instruments and Hedging Activities

Total Return Swap—During the three months ended March 31, 2015, the Company, through a warehouse SPV, entered into a TRS agreement with a third party bank, in lieu of financing. Under the TRS, the Company received the income on the reference obligations (including gains on terminated reference obligations) and paid the counterparty an amount equal to three month LIBOR plus a margin on the outstanding notional amount of the reference obligations and losses on terminated reference obligations. The Company also consolidates this Warehouse SPV as it is a variable interest entity in which it is deemed the primary beneficiary (see Note 2). As of March 31, 2015, the notional amount of SSCLs included as reference obligations of the Warehouse TRS was $96.2 million and the Warehouse SPV had $25.0 million (of which $25.0 million represented the Company's investment) of cash posted as collateral under the TRS, which is included within "Restricted cash and cash equivalents" of Consolidated VIEs on the Consolidated Balance Sheets.

During the three months ended March 31, 2014, the Company, through a warehouse SPV, entered into a TRS agreement with a third party bank. This warehouse agreement was terminated as of December 31, 2014.

During the three months ended March 31, 2015 and 2014, the Company recognized net income related to derivative instruments of $0.4 million and $0.1 million, respectively, in "Net results of Consolidated Entities" on the Condensed Consolidated Statement of Operations.

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8—Intangible Assets

Intangible assets are comprised of the following:

	Weighted-Average Remaining Estimated Useful Life	Gross Carrying Amount (1)	Accumulated Amortization (2)	Net Carrying Amount
	(In years)	(In thousands)
March 31, 2015:
Investment management contracts	3.0	$72,660	$63,528	$9,132
Referral arrangement	4.5	3,810	1,524	2,286
Non-compete agreements	3.0	1,535	985	550
Trade name	6.0	1,250	500	750
Total intangible assets		$79,255	$66,537	$12,718
December 31, 2014:
Investment management contracts	3.2	$72,941	$61,723	$11,218
Referral arrangement	4.8	3,810	1,334	2,476
Non-compete agreements	3.2	1,535	936	599
Trade name	6.3	1,250	469	781
Total intangible assets		$79,536	$64,462	$15,074

Explanatory Notes:
_________________________________

(1)	Gross carrying amounts have been adjusted for impaired assets as of the date presented.

(2)	During the three months ended March 31, 2015 and 2014, the Company recorded amortization expense on its intangible assets of $2.1 million and $2.9 million, respectively.

The following table presents expected amortization expense of the existing intangible assets:

(In thousands)
2015 (nine months remaining)	$4,631
2016	3,818
2017	2,172
2018	1,527
2019	413
Thereafter	157
$12,718

During the three months ended March 31, 2015, the Company received notice from holders of a certain CLO exercising their right to call the CLO for redemption. As a result of this call, the Company recorded a $0.3 million expense to fully impair the intangible asset associated with this management contract.

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9—Contingent Liabilities

The Company's Contingent Liabilities are as follows:

	March 31, 2015	December 31, 2014
	(In thousands)
Contingent liabilities from the Merger (related party) - Note 14	$11,347	$11,693
Contingent liabilities value assumed through the Merger	476	975
Contingent liabilities	$11,823	$12,668

Contingent Liabilities—In addition to the consideration paid in connection with the Merger, the Company was required to pay CIFC Parent Holdings LLC ("CIFC Parent") a portion of incentive fees earned on six CLOs managed by CIFCAM (the "Legacy CIFC CLOs"). The terms of these payments were as follows: (i) the first $15.0 million of incentive fees received (which was fulfilled in 2013), (ii) 50% of any incentive fees in excess of $15.0 million in aggregate received from the Legacy CIFC CLOs by the combined company over ten years from April 13, 2011 (the "Merger Closing Date") and (iii) payments relating to the present value of any such incentive fees from the Legacy CIFC CLOs that remain payable to the combined company after the tenth anniversary of the Merger Closing Date. During the three months ended March 31, 2015 and 2014, the Company made total payments of $1.0 million and $2.0 million, respectively, related to these contingent liabilities.

In addition, the Company also assumed contingent liabilities during the merger that primarily represent contingent consideration related to Legacy CIFC’s acquisition of CypressTree in December 2010. The assumed contingent liabilities are based on a fixed percentage of certain management fees from the CypressTree CLOs. These fixed percentages vary by CLO. The minimum fixed percentage was 39% since July 2013. During the three months ended March 31, 2015 and 2014, the Company made payments of $0.6 million and $0.2 million, respectively, related to these contingent liabilities.

The following table presents the gain (loss) related to the changes in fair value of contingent liabilities recorded within "Net gain (loss) on liabilities" on the Condensed Consolidated Statements of Operations:

	For the Three Months Ended March 31,
	2015	2014
	(In thousands)
Contingent liabilities from the Merger	$(651)	$(221)
Contingent liabilities assumed through the Merger	(62)	(8)
Total net gain (loss) on contingent liabilities	$(713)	$(229)

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10—Long-Term Debt

The following table summarizes the Company's long-term debt:

	March 31, 2015			December 31, 2014
	Carrying Value	Current Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Carrying Value	Current Weighted Average Borrowing Rate	Weighted Average Remaining Maturity
	(In thousands)		(In years)	(In thousands)		(In years)
Recourse debt:
March Junior Subordinated Notes (1)	$95,000	1.00%	20.6	$95,000	1.00%	20.8
October Junior Subordinated Notes (2)	25,000	3.75%	20.6	25,000	3.73%	20.8
Total Subordinated Notes Debt	$120,000	1.57%	20.6	$120,000	1.57%	20.8

Non-recourse Consolidated Entities' debt:
Consolidated CLOs (3)	$12,403,268	1.84%	8.7	$11,998,034	1.77%	8.7
Warehouses (4)	—	—%	n/m	51,000	1.89%	n/m
Total non-recourse Consolidated Entities' debt	$12,403,268	1.84%	8.7	$12,049,034	1.77%	8.7
Total long-term debt	$12,523,268			$12,169,034

Explanatory Notes:
________________________________

(1)	March Junior Subordinated Notes bear interest at an annual rate of 1% through April 30, 2015 and three month LIBOR plus 2.58% until maturity on October 30, 2035.

(2)	October Junior Subordinated Notes bear interest at an annual rate of three month LIBOR plus 3.50% and mature on October 30, 2035.

(3)
Long-term debt of the Consolidated CLOs is recorded at fair value. The subordinated notes of Consolidated CLOs do not have a stated interest rate. Therefore, they are excluded from the calculation of the weighted average borrowing rate. As of March 31, 2015 and December 31, 2014, the par value of the Consolidated CLOs long-term debt (including subordinated notes) was $13.0 billion and $12.9 billion, respectively.

(4)
Long-term debt of warehouses not held by the Company is recorded at fair value. The fair value excludes the preferred shares of warehouses not held by the Company. As warehouses are generally terminated before the end of their terms, they are excluded from the calculation of the weighted average remaining maturity.

Recourse Debt
Junior Subordinated Notes—The $95.0 million aggregate principal amount of junior subordinated notes (the "March Junior Subordinated Notes") are governed by a junior subordinated indenture (the "March Note Indenture"), dated March 4, 2010, between the Company and the trustee. The $25.0 million aggregate principal amount of junior subordinated notes (the "October Junior Subordinated Notes") are governed by a junior subordinated indenture (the "October Note Indenture"), dated October 20, 2010, between the Company and the trustee. The March Note Indenture and October Note Indenture contain certain restrictive covenants including a restricted payments covenant that restricts the Company's ability to pay dividends or make distributions in respect of the Company's equity securities, subject to a number of exceptions and conditions.
Non-Recourse Consolidated Entities Debt
Consolidated CLOs—During the three months ended March 31, 2015, the Consolidated CLOs issued $0.6 billion of debt, paid down $0.3 billion of their outstanding debt, made net borrowings under revolving credit facilities of $33.1 million, and distributed $73.3 million to the holders of their subordinated notes. During the three months ended March 31, 2014, the Consolidated CLOs issued $0.6 billion of debt, paid down $0.4 billion of their outstanding debt, made net borrowings under revolving credit facilities of $9.4 million, and distributed $62.6 million to the holders of their subordinated notes.
The carrying value of the assets of the Consolidated CLOs, which are the only assets to which the Consolidated CLO debt holders have recourse for repayment was $12.9 billion and $12.6 billion as of March 31, 2015 and December 31, 2014, respectively.

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Consolidated Entities—The debt and equity holders have recourse to the total assets of the respective Consolidated Entity's assets. See Note 4 for further details of the Company's exposure to loss on Consolidated Entities.

Note 11—Equity

Common Stock—During the three months ended March 31, 2015 and 2014, the Company issued shares of common stock of 107,986 and 100,000, respectively, to certain employees in connection with their exercise of stock options and the vesting of Restricted Stock Units ("RSUs").

During each of the three months ended March 31, 2015 and 2014, the Company declared aggregate quarterly dividends of $0.10 per common share. Subsequent to quarter end, the Company declared a cash dividend of $0.10 per share. The dividend will be paid on June 15, 2015 to shareholders of record as of the close of business on May 25, 2015 (see Note 16).

Treasury Stock/Stock Repurchases—On March 29, 2012, the Board of Directors ("the Board") approved a $10.0 million share repurchase program. Shares may be repurchased from time to time and in such amounts as market conditions warrant, subject to price ranges set by management and regulatory considerations. The share repurchase program does not have an expiration date. There were no repurchases made during the three months ended March 31, 2015 and 2014. As of March 31, 2015, the Company was authorized to repurchase up to $5.4 million of its common stock under its share repurchase program.

Stock-based Compensation—The Company's stock-based awards to certain of its employees and directors are recognized within "Employee compensation and benefits" and "General and administrative expenses", respectively, on the Consolidated Statements of Operations. These awards are issued pursuant to the CIFC Corp. 2011 Stock Option and Incentive Plan (the “2011 Stock Plan”). During the three months ended March 31, 2015 and 2014, the Company recorded total stock-based compensation expense for its Stock Options and RSUs of $1.7 million and $0.1 million, respectively. The Company also recognized stock-based compensation expense related to the Profit Interest Awards (described in our Annual Report on Form 10-K for the year ended December 31, 2014). During the three months ended March 31, 2014, the Company recorded compensation expense of $0.1 million.

As of March 31, 2015, there was $11.5 million of estimated unrecognized compensation expense related to unvested stock option and RSU awards, net of estimated forfeitures. The remaining weighted average vesting period of stock options and RSUs are 0.86 years and 4.85 years, respectively.

Stock Options—The following table summarizes certain Stock Options activity:

	Number of Shares Underlying Stock-Based Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at December 31, 2014	3,635,313	$6.68	5.16	$6,146
Exercised (1)	(25,000)	4.83
Forfeited	(12,500)	8.65
Outstanding at March 31, 2015	3,597,813	$6.68	4.97	$6,060
Exercisable at March 31, 2015	2,716,120	$6.45	3.99	$5,061
Vested and Expected to vest at March 31, 2015 (2)	3,548,800	$6.67	4.93	$6,017

Explanatory Notes:
________________________________

(1)	During the three months ended both March 31, 2015 and 2014, total intrinsic value of options exercised was $0.1 million and $0.3 million.

(2)	Includes a reduction to outstanding options at period end for expected forfeiture rate over the life of the options.

RSUs—Each RSU outstanding represents the right to receive one share of the Company's common stock, subject to acceleration upon the occurrence of certain specified events. The number of RSUs may be adjusted, as determined by the Board, in connection with any stock dividends, stock splits, subdivisions or consolidations of shares (including reverse stock splits) or similar changes in the Company's capitalization. During the three months ended March 31, 2015, the Company granted to employees 230,000 RSUs.

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the three months ended March 31, 2015, the Company granted 40,000 service-based RSUs to certain employees. The awards vest over three years with 1/3 initially vesting on December 31, 2015 and the remainder of the awards vesting ratably on a quarterly basis for the remaining two years (until the last vesting date of December 31, 2017). Additionally, the Company also granted 190,000 performance-based RSUs to certain employees which cliff vest on January 1, 2018. Neither the service-based nor the performance-based awards are entitled to dividends: therefore the fair value of these awards were determined using the Company's grant date common stock price less the present value of the expected dividends forgone during the vesting period.

The weighted average grant date fair value of all awards granted above during the three months ended March 31, 2015 was $7.22. The following table summarizes restricted stock units activity:

For the Three Months Ended March 31, 2015
Restricted stock units outstanding, beginning of period	1,248,444
Granted	230,000
Vested	(107,000)
Forfeited (1)	(6,685)
Restricted stock units outstanding, end of period	1,364,759

Explanatory Note:
_________________________________

(1)	The forfeited stock-based awards are returned to the grant pool for reissuance under the 2011 Stock Plan.

Warrants—The warrants held by DFR Holdings ("DFR Warrants") provide the holder the right to purchase 2.0 million shares of the Company's voting common stock. The DFR Warrants have an exercise price of $6.375 per share, are immediately exercisable and are scheduled to expire on September 24, 2015.

Note 12 —Earnings (Loss) Per Share

The following table presents the calculation of basic and diluted earnings (loss) per share ("EPS"):

	For the Three Months Ended March 31,
	2015	2014
	(In thousands, except per share data)
Net income (loss) attributable to CIFC Corp. - basic	$5,428	$235
Net income (loss) attributable to CIFC Corp. - diluted	$5,428	$235

Weighted-average shares - basic	25,279	20,839
Stock options (1)	697	593
Warrants	458	494
Unvested RSUs (1)	138	11
Weighted-average shares - diluted	26,573	21,938

Earnings (loss) per share
Basic	$0.21	$0.01
Diluted	$0.20	$0.01

Explanatory Note:
________________________________

(1)
For the three months ended March 31, 2015 and 2014, the Company excluded anti-dilutive stock options from the calculation of diluted EPS of 0.7 million and 0.9 million, respectively. For the three months ended March 31, 2015, the Company excluded anti-dilutive RSUs from the calculation of diluted EPS of 0.1 million.

CIFC CORP. AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13—Income Taxes

The following table summarizes the Company's tax provision:

	For the Three Months Ended March 31,
	2015	2014
	(In thousands)
Income (loss) before income taxes	$(4,173)	$36,985
Income tax expense	$3,087	$12,404
Effective income tax rate	(74.0)%	33.5%

The difference between the statutory tax rate and the effective tax rate, as well as the change in the effective tax rate compared with the prior year is primarily attributable to the income/(loss) related to non-controlling interests of Consolidated VIEs. This income / (loss) is included in book income/(loss) before income taxes but is not taxable income /(loss) to CIFC Corp. The effective tax rate for the period ended March 31, 2014 was further impacted by a non-recurring expense of $6.4 million from the write-down of deferred tax assets related to the New York State law change.
During the three months ended March 31, 2015, there were no material changes to the Company’s uncertain tax positions and the Company believes there will be no significant increases or decreases to the uncertain tax positions within 12 months of the reporting date.

Note 14—Related Party Transactions

DFR Holdings—As of each March 31, 2015 and December 31, 2014, DFR Holdings owned approximately 18.8 million of shares of the Company’s common stock. Accordingly, related party transactions included quarterly dividends (see Note 11). In addition, DFR Holdings held warrants that provide the holder the right to purchase 2.0 million shares of the Company's voting common stock which are scheduled to expire on September 24, 2015.

In August 2014, the Company entered into a consulting agreement with DFR Holdings whereby DFR Holdings agreed to provide CIFC with ongoing advisory services such as the participation in financial, tax and strategic planning/budgeting, investor interface, new product initiatives, fund raising and recruiting. During the three months ended March 31, 2015, the Company paid $2.0 million to DFR Holdings in connection with the consulting agreement and expensed professional fees of $0.5 million.

In addition, pursuant to the Third Amended Restated Stockholders Agreement with DFR Holdings dated December 2, 2013, the Company agreed to nominate to our Board of Directors six directors designated by DFR Holdings (the "DFR Designees"). The number of directors that can be designated by DFR Holdings will be reduced in the event that DFR Holdings decreases its ownership (on a diluted basis) in CIFC. If DFR Holdings' ownership falls below 5%, it will lose the right to designate any director. During both the three months ended March 31, 2015 and 2014, the DFR Designees earned an aggregate $0.2 million related to their services.
Other—As of March 31, 2015 and December 31, 2014, a board member held $1.0 million of income notes in one of the Company's sponsored CLOs, CIFC Funding 2013-II, Ltd., through an entity in which he is a 50% equity holder.
Funds—As of March 31, 2015 and December 31, 2014, key employees and directors of the Company's board (including related entities) invested in four different funds for both periods, which the Company invests in and manages and held aggregate investments of $5.7 million and $4.7 million, respectively. Key employees are not charged a management fee on their investment. Directors were charged a management fee, similar to certain other investors. For the three months ended March 31, 2015 and 2014, these fees were de minimis.

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
Lease Commitments—The Company has an obligation related to the lease of its premises that was disclosed in its Annual Report on Form 10-K for the year ended December 31, 2014. During both the three months ended March 31, 2015 and 2014, total occupancy expense was $0.4 million.
Unfunded Loan Commitments—Certain of the Consolidated CLOs have debt structures which include unfunded revolvers. Unfunded debt commitments represent the estimated fair value of those unfunded revolving debt facilities.
Unfunded loan commitments represent the estimated fair value of those unfunded revolvers of loan facilities. As of both March 31, 2015 and December 31, 2014, the Consolidated CLOs had unfunded investment commitments on loans of $5.9 million. The timing and amount of additional funding on these loans are at the discretion of the borrower, to the extent the borrower satisfies certain requirements and provides certain documentation. The Company does not have any obligation to fund these commitments.

Note 16—Subsequent Events

Subsequent to quarter end, the Company declared a cash dividend of $0.10 per share. The dividend will be paid on June 15, 2015 to shareholders of record as of the close of business on May 25, 2015.

Subsequent to quarter end, the Company priced a CLO that represented approximately $500 million of new loan-based AUM.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with our Condensed Consolidated Financial Statements and notes thereto included in Part I—Item 1. Condensed Consolidated Financial Statements and Notes (Unaudited) of this Quarterly Report on Form 10-Q (the “Quarterly Report”).  The statements in this discussion regarding the industry outlook and our expectations regarding the future performance of our business and the other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in Special Note Regarding Forward-Looking Statements and Part I—Item 1A. Risk Factors in our 2014 Annual Report on Form 10-K. Unless otherwise noted or the context otherwise requires, we refer to CIFC Corp. as “CIFC,” to CIFC and its subsidiaries as “we,” “us,” “our,” “our company,” or “the Company,” to CIFC Asset Management LLC, one of our wholly-owned subsidiaries, as “CIFCAM,” to Deerfield Capital Management LLC, one of our indirect wholly-owned subsidiaries, as “DCM,” to CypressTree Investment Management, LLC, one of our indirect wholly-owned subsidiaries, as “CypressTree,” to Columbus Nova Credit Investments Management, LLC, one of our indirect wholly-owned subsidiaries, as “CNCIM.”

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

As of March 31, 2015, DFR Holdings LLC ("DFR Holdings"), on a fully-diluted basis, owns approximately 70% of our common stock.

Executive Overview

During the first quarter of 2015, issuance in the CLO primary market continued at the robust pace seen in 2014. Overall, the loan market remains well supported by favorable supply / demand technicals and solid credit fundamentals. Given low default conditions, the relative value of the asset class remains attractive. We issued our first CLO of 2015 for $600.0 million increasing our loan-based AUM to a record $14.0 billion, representing a year over year increase of 14%. Management Fees increased by $2.1 million or 15% as compared to the same period in the prior year.

For the three months ended March 31, 2015, we reported GAAP net income attributable to CIFC Corp. of $5.4 million, as compared to $0.2 million in the same period of the prior year. We reported Economic Net Income ("ENI", a non-GAAP measure) of $11.1 million for the year ended March 31, 2015, as compared to $13.2 million for the prior year. See "Results of Condensed Consolidated Operations" for the detailed discussion.

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
The following table summarizes the Fee Earning AUM, for which we are paid a management fee, by significant investment product category (1)(2):

	March 31, 2015		December 31, 2014		March 31, 2014
	Number of Accounts	Fee Earning AUM	Number of Accounts	Fee Earning AUM	Number of Accounts	Fee Earning AUM
		(In thousands)		(In thousands)		(In thousands)
Post 2011 CLOs	14	$8,005,579	13	$7,402,986	9	$4,732,728
Legacy CLOs (3)	18	4,583,387	19	4,960,877	19	6,423,605
Total CLOs	32	12,588,966	32	12,363,863	28	11,156,333
Credit Funds & SMAs (4)	8	777,040	8	593,456	5	458,202
Other Loan-Based Products (4)	2	667,654	2	719,170	1	730,918
Total Non-CLOs (4)	10	1,444,694	10	1,312,626	6	1,189,120
Total Loan-Based AUM	42	14,033,660	42	13,676,489	34	12,345,453
ABS and Corporate Bond CDOs	8	667,268	8	687,555	8	768,609
Total Fee Earning AUM	50	$14,700,928	50	$14,364,044	42	$13,114,062

Explanatory Notes:
_________________________________

(1)	We do not expect to issue new CDOs in the future. Fee Earning AUM on CDOs is expected to continue to decline as these funds run-off per their contractual terms.

(2)
Fee Earning AUM is based on the latest available monthly report issued by the trustee or fund administrator prior to the end of the period, and may not tie back to Consolidated GAAP financial statements.

(3)	Legacy CLOs represent all managed CLOs issued prior to 2011, including CLOs acquired since 2011 but issued prior to 2011.

(4)	Management fees for Non-CLO products vary by fund and may not be similar to a CLO.

Fee Earning AUM activities are as follows:

	For the Three Months Ended	Last Twelve Months
	March 31, 2015
	(In thousands)
Total loan-based AUM - Beginning Balance	$13,676,489	$12,345,453
CLO New Issuances	600,000	3,249,528
CLO Principal Paydown	(295,804)	(1,675,450)
CLO Calls, Redemptions and Sales	(76,437)	(163,130)
Fund Subscriptions	196,230	355,960
Fund Redemptions	(39,327)	(65,952)
Other (1)	(27,491)	(12,749)
Total loan-based AUM - Ending Balance	14,033,660	14,033,660
Total CDOs - Ending Balance	667,268	667,268
Total Fee Earning AUM - Ending Balance	$14,700,928	$14,700,928

Explanatory Note:
_________________________________
(1)     Other includes changes in collateral balances of CLOs between periods and market value or portfolio value changes in certain Non-CLO products.

During the three months ended March 31, 2015, total AUM increased by $0.3 billion. During the first quarter, we issued one CLO and increased subscriptions to existing funds resulting in a $0.8 billion increase in Fee Earning AUM. New AUM was offset by declines in AUM for certain Legacy CLOs and CDOs aggregating $0.4 billion which have reached the end of their contractual reinvestment periods.

As of March 31, 2015, all of the CLOs and CDOs we manage and issued prior to 2011 have passed their reinvestment period whereby proceeds from paydown or sale of assets are required to repay the CLO or CDO's liabilities. As expected, AUM on these CLOs and CDOs continued to decline during the three months ended March 31, 2015. Further, we do not expect to sponsor new CDOs and expect CDO AUM to continue to decline going forward as these funds run-off per their contractual terms. Since 2014, we have replaced run-off from Legacy CLOs (including acquired CLOs) through organic growth from CLOs and Non-CLO products. Our Legacy CLO AUM of $4.6 billion is only a third of our total loan-based AUM of $14.0 billion.

The structure of the CLOs we manage affects the management fees paid to us. The following table summarizes select details of the structure of each of the CLOs we manage:

	Issuance Date	March 31, 2015 Fee Earning AUM	First Optional Call Date (1)	Termination of Reinvestment Period (2)	Maturity Year (3)
	Month/Year	(In thousands)	Month/Year
Post 2011 CLOs
CIFC Funding 2011-I, Ltd.	01/12	$403,113	01/14	01/15	2023
CIFC Funding 2012-I, Ltd.	07/12	454,850	08/14	08/16	2024
CIFC Funding 2012-II, Ltd.	11/12	734,123	12/14	12/16	2024
CIFC Funding 2012-III, Ltd.	01/13	505,108	01/15	01/17	2025
CIFC Funding 2013-I, Ltd.	03/13	506,731	04/15	04/17	2025
CIFC Funding 2013-II, Ltd.	06/13	628,951	07/15	07/17	2025
CIFC Funding 2013-III, Ltd.	09/13	404,217	10/15	10/17	2025
CIFC Funding 2013-IV, Ltd.	11/13	504,570	11/15	11/17	2024
CIFC Funding 2014, Ltd.	03/14	602,377	04/16	04/18	2025
CIFC Funding 2014-II, Ltd.	05/14	805,581	05/16	05/18	2026
CIFC Funding 2014-III, Ltd.	07/14	702,528	07/16	07/18	2026
CIFC Funding 2014-IV, Ltd.	09/14	601,783	10/16	10/18	2026
CIFC Funding 2014-V, Ltd.	12/14	551,677	10/16	01/19	2027
CIFC Funding 2015-I, Ltd.	03/15	599,970	09/16	04/19	2027
Total Post 2011 CLOs		8,005,579
Legacy CLOs
Navigator 2005 CLO, Ltd.	07/05	4,201	10/11	10/11	2017
Bridgeport CLO Ltd.	06/06	324,859	10/09	07/13	2020
CIFC Funding 2006-I, Ltd.	08/06	152,288	10/10	10/12	2020
Columbus Nova 2006-I, Ltd.	08/06	177,533	10/09	10/12	2018
Navigator 2006 CLO, Ltd.	09/06	105,076	09/10	09/13	2020
CIFC Funding 2006-I B, Ltd.	10/06	139,855	12/10	12/12	2020
Burr Ridge CLO Plus Ltd.	12/06	224,938	06/12	03/13	2023
CIFC Funding 2006-II, Ltd.	12/06	270,026	03/11	03/13	2021
Columbus Nova 2006-II, Ltd.	12/06	205,949	02/10	02/13	2018
CIFC Funding 2007-I, Ltd.	02/07	262,470	05/11	11/13	2021
CIFC Funding 2007-II, Ltd.	03/07	461,195	04/11	04/14	2021
Columbus Nova 2007-I, Ltd.	03/07	220,596	05/10	05/13	2019
Hewett's Island CLO VI, Ltd.	05/07	101,487	06/10	06/13	2019
Schiller Park CLO Ltd.	05/07	340,296	07/11	04/13	2021
Bridgeport CLO II Ltd.	06/07	471,182	12/10	09/14	2021
CIFC Funding 2007-III, Ltd.	07/07	386,358	07/10	07/14	2021
Primus CLO II, Ltd.	07/07	326,364	10/11	07/14	2021
Columbus Nova 2007-II, Ltd.	11/07	408,714	10/10	10/14	2021
Total Legacy CLOs		4,583,387
Total CLOs		$12,588,966
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

(3)	Represents the contractual maturity of the CLO. Generally, the actual maturity of the deal is expected to occur before the contractual maturity.

Results of Condensed Consolidated Operations

The Condensed Consolidated Financial Statements include the financial statements of our wholly owned subsidiaries, the entities in which we have a controlling interest ("Consolidated Funds") and variable interest entities ("VIEs" or "Consolidated VIEs") for which we are deemed to be the primary beneficiary (together the "Consolidated Entities"). Consolidated VIEs includes certain CLOs and warehouses we manage. The following table presents our comparative Condensed Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014:

	For the Three Months Ended March 31,		2015 vs. 2014
	2015	2014	Change	% Change
	(In thousands, except share and per share amounts)
Revenues
Management fees and Incentive fees	$1,535	$1,612	$(77)	(5)%
Net investment income	2,121	97	2,024	2,087%
Total net revenues	3,656	1,709	1,947	114%
Expenses
Employee compensation and benefits	10,102	7,340	2,762	38%
Professional services	1,926	1,046	880	84%
General and administrative expenses	2,439	2,213	226	10%
Depreciation and amortization	2,409	3,145	(736)	(23)%
Impairment of intangible assets	281	—	281	100%
Total expenses	17,157	13,744	3,413	25%
Other Income (Expense) and Gain (Loss)
Net gain (loss) on investments	234	1,406	(1,172)	(83)%
Net gain (loss) on contingent liabilities	(713)	(229)	(484)	211%
Corporate interest expense	(494)	(1,467)	973	(66)%
Net gain on the sale of management contract	—	228	(228)	(100)%
Net other income (expense) and gain (loss)	(973)	(62)	(911)	1,469%
Operating income (loss)	(14,474)	(12,097)	(2,377)	20%

Results of Consolidated Entities
Net results of Consolidated Entities	10,301	49,082	(38,781)	(79)%

Income (loss) before income taxes	(4,173)	36,985	(41,158)	(111)%
Income tax (expense) benefit	(3,087)	(12,404)	9,317	(75)%
Net income (loss)	(7,260)	24,581	(31,841)	(130)%
Net (income) loss attributable to noncontrolling interest in Consolidated Entities	12,688	(24,346)	37,034	(152)%
Net income (loss) attributable to CIFC Corp.	$5,428	$235	$5,193	2,210%
Earnings (loss) per share:
Basic	$0.21	$0.01	$0.20	2,000%
Diluted	$0.20	$0.01	$0.19	1,900%
Weighted-average number of shares outstanding:
Basic	25,279,226	20,839,236	4,439,990	21%
Diluted	26,572,616	21,937,897	4,634,719	21%

Net income (loss) attributable to CIFC Corp. was $5.4 million, or $0.20 per fully diluted share for the three months ended March 31, 2015, compared to $0.2 million, or $0.01 per fully diluted share, for the three months ended March 31, 2014. Net income (loss) attributable to CIFC Corp. increased by $5.2 million in 2015 from the prior year predominantly due to the following net results:

Total Net Revenues—GAAP net revenues include management fees from unconsolidated CLOs, CDOs and Non-CLO products and net interest income from investments in unconsolidated entities. Total net revenues increased $1.9 million or 114% in the first quarter of 2015 as compared to the same period prior year primarily due to increases in net investment income from unconsolidated fund(s).

Total Expenses—Total expenses increased by $3.4 million or 25% in 2015 primarily due to an increase in employee compensation and benefits and professional services. These increases were partially offset by decreases in depreciation and amortization of management contracts.

Employee compensation and benefits increased by $2.8 million or 38% due to (i) amortization of 2014 Restricted Stock Units ("RSU") grants to various employees, (ii) increase in headcount and employee compensation to support the growth of the business and (iii) improved benefits.

Professional services increased by $0.9 million or 84% mainly due to the first quarter professional fees to DFR Holdings in connection with the consulting agreement we entered into with DFR Holdings in the third quarter of 2014.

Depreciation and amortization decreased $0.7 million or 23% related to AUM run-off from acquired CLOs.

Net other income (expense) and gain (loss)—Total Net other (expense) and (loss) increased by $0.9 million in 2015 from the prior year, primarily due to (i) a $1.2 million decrease in net gain on investments from unconsolidated funds as compared to the same period in the prior year and (ii) a $0.5 million increased loss from contingent liabilities related to improvements in expected performance of legacy CIFC CLOs with fee sharing arrangements. These decreases in other income and gains were partially offset by decreased corporate interest expense of $0.9 million. In July 2014, we converted our Convertible Notes and reduced corporate interest expense.

Net results of Consolidated Entities attributable to CIFC Corp.—The table below represents our share in the net results of the Consolidated Entities and a reconciliation to the characteristics of these results:

	For the Three Months Ended March 31,		2015 vs. 2014
	2015	2014	Change	% Change
	(In thousands)
Net results of Consolidated Entities	$10,301	$49,082	$(38,781)	(79)%
Net (income) loss attributable to noncontrolling interest in Consolidated Entities	12,688	(24,346)	37,034	(152)%
Net results of Consolidated Entities attributable to CIFC Corp.	$22,989	$24,736	$(1,747)	(7)%

Characteristics of net results of Consolidated Entities attributable to CIFC Corp:
Consolidated Entities management fees and incentive fees	$20,299	$20,243	$56	—%
Consolidated Entities net investment income	2,690	4,493	(1,803)	(40)%
Net results of Consolidated Entities attributable to CIFC Corp.	$22,989	$24,736	$(1,747)	(7)%

Net results of Consolidated Entities attributable to CIFC Corp. includes our portion of the Consolidated Entities' (including our Consolidated VIEs, or CLOs and warehouses) operating results. During the three months ended March 31, 2015 and 2014, we recognized $23.0 million and $24.7 million, respectively, of Consolidated Entities' management fees and incentive fees, and net investment interest income related to our investments in the Consolidated Entities.

The $1.7 million or 7% decrease in Net results of Consolidated Entities attributable to CIFC Corp. in the first quarter of 2015 as compared to the same period last year was mainly due to a $1.8 million decrease in Consolidated Entities' net investment income. The net investment income decrease was primarily driven by (i) $1.1 million of expense related to set-up of a new consolidated fund and (ii) decreases in the number of consolidated warehouses as compared to the same period last year.

Income tax expense/benefit—    The effective tax rate, including noncontrolling interests in Consolidated Entities, was (74.0)% and 33.5% for the three months ended March 31, 2015 and 2014, respectively.

Our effective tax rate on income excluding income/loss from non-controlling interests in Consolidated Entities was 36.3% and 47.7% for the three months ended March 31, 2015 and 2014, respectively. Effective tax rate for the three months ended March 31, 2014 does not include the impact of one time revaluation of the deferred tax assets that was recorded as the result of New York State law change.

Income taxes are accounted for using the asset and liability method of accounting. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between carrying amounts of assets and liabilities and their respective tax basis, using tax rates in effect for the year in which differences are expected to reverse. The effect on deferred assets and liabilities of a change in tax rates is recognized in income in the period when the change is enacted. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

We analyze our tax filing positions in all of the US federal, state, and local jurisdictions where we are required to file income tax returns for all the years open to examination by the relevant taxing authorities. We recognize the benefit of tax positions in the financial statements only when it is more likely than not that the position will be sustained on examination by the relevant taxing authority based on the technical merits of the position. A position that meets this standard is measured at the largest amount of benefit that is more likely than not to be realized upon ultimate settlement with the relevant tax authority.

Subsequent to quarter end, new tax legislation was passed impacting how our income will be taxed in New York City. We expect the marginal tax rate paid by us will be reduced as a result of the legislation. We further expect the law change will result in revaluation of the deferred tax assets in the second quarter of 2015.

ENI and Deconsolidated Non-GAAP Statements (Non-GAAP Measures, unaudited)

ENI

ENI is a non-GAAP financial measure of profitability which management uses in addition to GAAP Net income attributable to CIFC Corp. to measure the performance of our core business (excluding non-core products). We believe ENI reflects the nature and substance of the business, the economic results driven by management fee and incentive fee revenues from the management of client funds and earnings on our investments. ENI represents net income (loss) attributable to CIFC Corp. excluding (i) income taxes, (ii) merger and acquisition related items including fee-sharing arrangements, amortization and impairments of intangible assets and gain (loss) on contingent consideration for earn-outs, (iii) non-cash compensation related to profits interests granted by CIFC Parent in June 2011, (iv) revenues attributable to non-core investment products, (v) write off of setup expenses for new funds that are consolidated and (vi) other non-recurring items.

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

The following table presents our components of ENI for the three months ended March 31, 2015 and 2014 (1):

	For the Three Months Ended March 31,		2015 vs. 2014
	2015	2014	Change	% Change
	(in thousands)
Adjusted revenues
Senior Fees from CLOs	$5,792	$4,692	$1,100	23%
Subordinated Fees from CLOs	9,169	8,469	700	8%
Management Fees from Non-CLO products	861	608	253	42%
Total management Fees	15,822	13,769	2,053	15%
Incentive Fees	4,000	5,200	(1,200)	(23)%
Net investment income	6,107	5,996	111	2%
Total adjusted net revenues	25,929	24,965	964	4%

Adjusted expenses
Employee compensation and benefits	9,818	6,828	2,990	44%
Professional services	1,851	1,046	805	77%
General and administrative expenses	2,325	2,213	112	5%
Depreciation and amortization	333	236	97	41%
Corporate interest expense	494	1,467	(973)	(66)%
Total adjusted expenses	14,821	11,790	3,031	26%

ENI	$11,108	$13,175	$(2,067)	(16)%
Add: Corporate interest expense	494	1,467	(973)	(66)%
ENI EBIT	$11,602	$14,642	$(3,040)	(21)%
Add: Depreciation of fixed assets	333	236	97	41%
ENI EBITDA	$11,935	$14,878	$(2,943)	(20)%

Explanatory Note:
______________________________

(1)	Amounts in this table can be derived by taking the deconsolidated non-GAAP Statement of Operations and adjusting balances using the ENI reconciliation.

For the three months ended March 31, 2015 and 2014:

Adjusted revenues—Total management fees revenue increased by $2.1 million or 15% as our fee earning AUM from CLOs and Non-CLO products continued steady growth year over year. The increase was offset by a $1.2 million or 23% decrease in Incentive Fees due to (i) timing of CLOs being called and (ii) run-off in AUM of certain legacy CLOs. Net Investment Income remained relatively flat compared to the same period in the prior year.

Adjusted expenses—Total adjusted expenses increased by $3.0 million or 26% in the first quarter 2015 compared to the same period in 2014 primarily due to an increase in adjusted employee compensation and benefits costs and adjusted professional services. These costs increased to support the growth of the business. These increases were partially offset by decreases in adjusted corporate interest expense. CIFC converted its Convertible Notes in July 2014 and reduced its corporate interest expense.

The following is a reconciliation of GAAP Net income (loss) attributable to CIFC Corp. to ENI:

	For the Three Months Ended March 31,
	2015	2014
	(in thousands)
GAAP Net income (loss) attributable to CIFC Corp.	$5,428	$235
Reconciling and non-recurring items:
Income tax expense (benefit)	3,087	12,404
Amortization and impairment of intangibles	2,357	2,909
Management fee sharing arrangements (1)	(1,839)	(2,645)
Net (gain)/loss on contingent liabilities and other	713	229
Employee compensation costs (2)	284	512
Management fees attributable to non-core funds	(173)	(241)
Fund setup expenses written off (3)	1,062	—
Other non-recurring (4)	189	(228)
Total reconciling and non-recurring items	5,680	12,940
ENI	$11,108	$13,175
Add: Corporate interest expense	494	1,467
ENI EBIT	$11,602	$14,642
Add: Depreciation of fixed assets	333	236
ENI EBITDA	$11,935	$14,878

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

(3)	Fund setup expenses are written-off upfront for GAAP purposes and are amortized over the life of the fund for Non-GAAP ENI.

(4)
For the three months ended March 31, 2015, other non-recurring represents litigation expenses and certain professional services. For the three months ended March 31, 2014, other non-recurring represents additional gains from contingent payments collected on the 2012 sale of our rights to manage Gillespie CLO PLC of $0.2 million.

Deconsolidated Non-GAAP Statements
The Deconsolidated Non-GAAP Statements represent the Condensed Consolidated GAAP statements adjusted to eliminate the impact of the Consolidated Entities. On the Condensed Consolidated Statement of Operations, we have reclassed the sum of Net results of Consolidated Entities, Net (income) loss attributable to noncontrolling interest in Consolidated Entities and Net gain (loss) on investments to the Deconsolidated Non-GAAP line items that represent its characteristics: management fees and incentive fees, and interest income. On the Balance Sheets, we have excluded amounts related to all consolidated entities. Management uses these Non-GAAP statements in addition to Condensed Consolidated GAAP Statements to measure the performance of our core asset management business.
The following table presents the reconciliation from GAAP to Deconsolidated Non-GAAP Statement of Operations for the three months ended March 31, 2015 and 2014:

	For the Three Months Ended March 31,
	2015			2014
(In thousands)	Consolidated GAAP	Consolidation Adjustments	Deconsolidated Non-GAAP	Consolidated GAAP	Consolidation Adjustments	Deconsolidated Non-GAAP
Revenues
Management fees and Incentive fees	$1,535	$20,299	$21,834	$1,612	$20,243	$21,855
Net investment income	2,121	2,924	5,045	97	5,899	5,996
Total net revenues	3,656	23,223	26,879	1,709	26,142	27,851
Expenses
Employee compensation and benefits	10,102	—	10,102	7,340	—	7,340
Professional services	1,926	—	1,926	1,046	—	1,046
General and administrative expenses	2,439	—	2,439	2,213	—	2,213
Depreciation and amortization	2,409	—	2,409	3,145	—	3,145
Impairment of intangible assets	281	—	281	—	—	—
Total expenses	17,157	—	17,157	13,744	—	13,744
Other Income (Expense) and Gain (Loss)
Net gain (loss) on investments	234	(234)	—	1,406	(1,406)	—
Net gain (loss) on contingent liabilities	(713)	—	(713)	(229)	—	(229)
Corporate interest expense	(494)	—	(494)	(1,467)	—	(1,467)
Net gain on the sale of management contracts	—	—	—	228	—	228
Net other income (expense) and gain (loss)	(973)	(234)	(1,207)	(62)	(1,406)	(1,468)
Operating income (loss)	(14,474)	22,989	8,515	(12,097)	24,736	12,639
Net results of Consolidated Entities	10,301	(10,301)	—	49,082	(49,082)	—
Income (loss) before income taxes	(4,173)	12,688	8,515	36,985	(24,346)	12,639
Income tax (expense) benefit	(3,087)	—	(3,087)	(12,404)	—	(12,404)
Net income (loss)	(7,260)	12,688	5,428	24,581	(24,346)	235
Net (income) loss attributable to noncontrolling interest in Consolidated Entities	12,688	(12,688)	—	(24,346)	24,346	—
Net income (loss) attributable to CIFC Corp.	$5,428	$—	$5,428	$235	$—	$235

The following table presents the reconciliation from GAAP to Deconsolidated Non-GAAP Balance Sheets as of March 31, 2015 and December 31, 2014:

	March 31, 2015			December 31, 2014
(In thousands)	Consolidated GAAP	Consolidation Adjustments	Deconsolidated Non-GAAP	Consolidated GAAP	Consolidation Adjustments	Deconsolidated Non-GAAP
ASSETS
Cash and cash equivalents	$41,461	$—	$41,461	$59,290	$—	$59,290
Restricted cash and cash equivalents	1,694	—	1,694	1,694	—	1,694
Due from brokers	975	—	975	1	—	1
Investments	39,799	84,943	124,742	38,699	62,550	101,249
Receivables	1,657	4,755	6,412	2,134	4,346	6,480
Prepaid and other assets	5,096	—	5,096	4,115	—	4,115
Deferred tax asset, net	55,624	—	55,624	55,475	—	55,475
Equipment and improvements, net	5,264	—	5,264	5,194	—	5,194
Intangible assets, net	12,718	—	12,718	15,074	—	15,074
Goodwill	76,000	—	76,000	76,000	—	76,000
Subtotal	240,288	89,698	329,986	257,676	66,896	324,572
Total assets of Consolidated Entities	13,459,063	(13,459,063)	—	12,890,459	(12,890,459)	—
TOTAL ASSETS	$13,699,351	$(13,369,365)	$329,986	$13,148,135	$(12,823,563)	$324,572
LIABILITIES
Due to brokers	$6,245	$—	$6,245	$—	$—	$—
Dividend payable	2,543	—	2,543	—	—	—
Accrued and other liabilities	8,626	—	8,626	15,584	—	15,584
Contingent liabilities	11,823	—	11,823	12,668	—	12,668
Long-term debt	120,000	—	120,000	120,000	—	120,000
Subtotal	149,237	—	149,237	148,252	—	148,252
Total non-recourse liabilities of Consolidated Entities	12,949,188	(12,949,188)	—	12,477,981	(12,477,981)	—
TOTAL LIABILITIES	13,098,425	(12,949,188)	149,237	12,626,233	(12,477,981)	148,252
EQUITY
Common stock	25	—	25	25	—	25
Treasury stock	(914)	—	(914)	(914)	—	(914)
Additional paid-in capital	990,448	—	990,448	988,904	—	988,904
Retained earnings (deficit)	(808,810)	—	(808,810)	(811,695)	—	(811,695)
TOTAL CIFC CORP. STOCKHOLDERS’ EQUITY	180,749	—	180,749	176,320	—	176,320
Noncontrolling interest in Consolidated Funds	303,962	(303,962)	—	210,818	(210,818)	—
Appropriated retained earnings (deficit) of Consolidated Entities	116,215	(116,215)	—	134,764	(134,764)	—
TOTAL EQUITY	600,926	(420,177)	180,749	521,902	(345,582)	176,320
TOTAL LIABILITIES AND EQUITY	$13,699,351	$(13,369,365)	$329,986	$13,148,135	$(12,823,563)	$324,572

Liquidity and Capital Resources

As of March 31, 2015, total GAAP cash and cash equivalents decreased by $17.8 million to $41.5 million from $59.3 million as of December 31, 2014. Net operating cash flows used for the three months ended March 31, 2015 was $0.4 billion, which was primarily driven by the Consolidated Entities' utilization of $1.9 billion of cash to purchase investments and the receipt of $1.3 billion in cash proceeds from the sale of investments. In addition, financing activities generated net cash proceeds of $0.3 billion which was primary driven by the Consolidated Entities receiving $0.6 billion of proceeds from issuance of long-term debt and utilizing $0.4 billion to repay long-term debt during the period.
During the three months ended March 31, 2015, total deconsolidated non-GAAP cash and cash equivalents decreased by $17.8 million to $41.5 million from $59.3 million as of December 31, 2014. For the three months ended March 31, 2015, de-consolidated non-GAAP cash flows provided by operating activities was $6.4 million. Our net investment in CIFC managed CLO equity, warehouses and funds were $22.2 million. We invested $0.4 million in various hardware and software projects. During the year, we paid down $1.6 million of contingent liabilities (related to fee sharing arrangements).
The table below is a reconciliation of selected cash flows data for the three months ended March 31, 2015 from GAAP to Non-GAAP:

	For the Three Months Ended March 31, 2015
(In thousands)	GAAP	Consolidation Adjustments	Deconsolidated Non-GAAP
Cash and Cash Equivalents, Beginning	$59,290	$—	$59,290

Net cash provided by/(used in) Operating Activities	(442,477)	448,922	6,445
Net cash provided by/(used in) Investing Activities	123,255	(145,857)	(22,602)
Net cash provided by/(used in) Financing Activities	301,393	(303,065)	(1,672)
Net change in Cash and Cash Equivalents	(17,829)	—	(17,829)

Cash and Cash Equivalents, End	$41,461	$—	$41,461

During the three months ended March 31, 2015, our investments increased by $23.5 million. Our investments as of March 31, 2015 and December 31, 2014 are as follows ($ in thousands):

Non-GAAP (1)	March 31, 2015	December 31, 2014	Change
CIFC Managed CLO Equity (Residual Interests)	$25,624	$25,239	$385
Warehouses (2)	25,438	21,134	4,304
Fund Coinvestments	47,167	43,336	3,831
Other Investments	26,513	11,540	14,973
Total	$124,742	$101,249	$23,493

Explanatory Notes:
________________________________

(1)	Pursuant to GAAP, investments in consolidated CLOs, warehouses and certain Non-CLO products are eliminated from "Investments" on our Condensed Consolidated Balance Sheets.

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

Other Sources and Uses of Funds

Contingent Liabilities—In addition to the consideration paid in connection with the Merger, we were required to pay CIFC Parent a portion of incentive fees earned on six CLOs managed by CIFCAM (the "Legacy CIFC CLOs"). During the three months ended March 31, 2015 and 2014, we made total payments of $1.0 million and $2.0 million, respectively, related to these contingent liabilities.

In addition, we also assumed contingent liabilities during the merger that primarily represent contingent consideration related to Legacy CIFC’s acquisition of CypressTree in December 2010. During the three months ended March 31, 2015 and 2014, we made payments of $0.6 million and $0.2 million, respectively, related to these contingent liabilities.

Long-Term Debt—The following table summarizes our long-term debt:

	March 31, 2015			December 31, 2014
	Carrying Value	Current Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Carrying Value	Current Weighted Average Borrowing Rate	Weighted Average Remaining Maturity
	(In thousands)		(In years)	(In thousands)		(In years)
Recourse debt:
March Junior Subordinated Notes (1)	$95,000	1.00%	20.6	$95,000	1.00%	20.8
October Junior Subordinated Notes (2)	25,000	3.75%	20.6	25,000	3.73%	20.8
Total Subordinated Notes Debt	$120,000	1.57%	20.6	$120,000	1.57%	20.8

Non-recourse Consolidated Entities' debt:
Consolidated CLOs (3)	$12,403,268	1.84%	8.7	$11,998,034	1.77%	8.7
Warehouses (4)	—	—%	n/m	51,000	1.89%	n/m
Total non-recourse Consolidated Entities' debt	$12,403,268	1.84%	8.7	$12,049,034	1.77%	8.7
Total long-term debt	$12,523,268			$12,169,034

Explanatory Notes:
________________________________

(1)	March Junior Subordinated Notes bear interest at an annual rate of 1% through April 30, 2015 and three month LIBOR plus 2.58% until maturity on October 30, 2035.

(2)	October Junior Subordinated Notes bear interest at an annual rate of three month LIBOR plus 3.50% and mature on October 30, 2035.

(3)
Long-term debt of the Consolidated CLOs is recorded at fair value. The subordinated notes of Consolidated CLOs do not have a stated interest rate. Therefore, they are excluded from the calculation of the weighted average borrowing rate. As of March 31, 2015 and December 31, 2014, the par value of the Consolidated CLOs long-term debt (including subordinated notes) was $13.0 billion and $12.9 billion, respectively.

(4)
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

Related Party Transactions

    DFR Holdings—As of each March 31, 2015 and December 31, 2014, DFR Holdings owned approximately 18.8 million of shares of our common stock. Accordingly, related party transactions included quarterly dividends (see "Item 1—Condensed Consolidated Financial Statements —Note 11). In addition, DFR Holdings held warrants that provide the holder the right to purchase 2.0 million shares of our voting common stock which are scheduled to expire on September 24, 2015.

In August 2014, we entered into a consulting agreement with DFR Holdings whereby DFR Holdings agreed to provide CIFC with ongoing advisory services such as the participation in financial, tax and strategic planning/budgeting, investor interface, new product initiatives, fund raising and recruiting. During the three months ended March 31, 2015, we paid $2.0 million to DFR Holdings in connection with the consulting agreement and expensed professional fees of $0.5 million.

In addition, pursuant to the Third Amended Restated Stockholders Agreement with DFR Holdings dated December 2, 2013, we agreed to nominate to our Board of Directors six directors designated by DFR Holdings (the "DFR Designees"). The number of directors that can be designated by DFR Holdings will be reduced in the event that DFR Holdings decreases its ownership (on a diluted basis) in CIFC. If DFR Holdings' ownership falls below 5%, it will lose the right to designate any director. During both the three months ended March 31, 2015 and 2014, the DFR Designees earned an aggregate $0.2 million related to their services.
Other—As of March 31, 2015 and December 31, 2014, a board member held $1.0 million of income notes in one of our sponsored CLOs, CIFC Funding 2013-II, Ltd., through an entity in which he is a 50% equity holder.
Funds—As of both March 31, 2015 and December 31, 2014, key employees and directors of CIFC's board (including related entities) invested in four different funds, which we invest in and manage and held aggregate investments of $5.7 million and $4.7 million, respectively. Key employees are not charged a management fee on their investment. Directors were charged a management fee, similar to certain other investors. For the three months ended March 31, 2015 and 2014, these fees were de minimis.
Off-Balance Sheet Arrangements
As of March 31, 2015 and December 31, 2014, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose or VIEs, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of March 31, 2015 and 2014, we did not guarantee any obligations of unconsolidated entities, enter into any commitments or express intent to provide additional funding to any such entities.
Subsequent Events
Subsequent to quarter end, we declared a cash dividend of $0.10 per share. The dividend will be paid on June 15, 2015 to shareholders of record as of the close of business on May 25, 2015.

Subsequent to quarter end, we priced a CLO that represented approximately $500 million of new loan-based AUM.

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

A summary of our critical accounting estimates is included in our Annual Report on Form 10-K for the year ended December 31, 2014, in Management's Discussion and Analysis of Financial Condition. There have been no significant changes to our critical accounting estimates as of March 31, 2015.

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

PART II. Other Information

Item 1.    Legal Proceedings

None.

Item 1A.    Risk Factors
There have been no material changes in our risk factors from those disclosed in Part I—Item 1A. Risk Factors of our 2014 Form 10-K.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

No common shares were repurchased during the three months ended March 31, 2015.

The indentures governing our Junior Subordinated Notes contain limits on share repurchases, subject to a number of exceptions and conditions. The share repurchases allowed under the share repurchase program are within these limits.

Item 3. Defaults Upon Senior Securities

None.
Item 4.    Mine Safety Disclosures
None.
Item 5.    Other Information
None.

Item 6.    Exhibits

Ex. No.	Description of Exhibit
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.0
Financial statements from the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2015, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets (unaudited); (ii) the Condensed Consolidated Statements of Operations (unaudited); (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited); (iv) the Condensed Consolidated Statements of Equity (unaudited); (iv) the Condensed Consolidated Statements of Cash Flows (unaudited); and (v) the Notes to Condensed Consolidated Financial Statements (unaudited) furnished herewith.

Explanatory Notes:
_________________________________________________________________________

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CIFC CORP.
(Registrant)

Date:	May 11, 2015	By:	/s/ STEPHEN J. VACCARO
Stephen J. Vaccaro, Co-President
(Principal Executive Officer)

Date:	May 11, 2015	By:	/s/ OLIVER E. WRIEDT
Oliver Wriedt, Co-President
(Principal Executive Officer)

Date:	May 11, 2015	By:	/s/ RAHUL N. AGARWAL
Rahul Agarwal, Chief Financial Officer
(Principal Financial and Accounting Officer)