Form 10-Q
period 2015-06-30
CIFC Corp.
filed 2015-08-07
CIK 1313918

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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

There were 25,372,405 shares of the registrant’s common stock outstanding as of July 28, 2015.

CIFC CORP.

CERTAIN DEFINITIONS
Unless otherwise noted or the context otherwise requires, we refer to CIFC Corp. as "CIFC," to CIFC and its subsidiaries as "we," "us," "our," "our company" or "the Company," to CIFC Asset Management LLC, one of our indirect wholly-owned subsidiaries, as "CIFCAM," to Deerfield Capital Management LLC, one of our indirect wholly-owned subsidiaries, as "DCM," to CypressTree Investment Management, LLC, one of our indirect wholly-owned subsidiaries, as "CypressTree," and to Columbus Nova Credit Investments Management, LLC, one of our indirect wholly-owned subsidiaries, as "CNCIM."
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements in this quarterly report on Form 10-Q (the "Quarterly Report"), and the information incorporated by reference into this Quarterly Report are forward-looking statements, as permitted by the Private Securities Litigation Reform Act of 1995. These include, but are not limited to, statements regarding future results or expectations. Forward-looking statements can be identified by forward-looking language, including words such as "believes," "anticipates," "expects," "estimates," "intends," "may," "plans," "projects," "will" and similar expressions, or the negative of these words. Such forward-looking statements are based on facts and conditions as they exist at the time such statements are made, various operating assumptions and predictions as to future facts and conditions, which may be difficult to accurately make and involve the assessment of events beyond our control. Caution must be exercised in relying on forward-looking statements. Our actual results may differ materially from the forward-looking statements contained in this Quarterly Report. We believe these factors include, but are not limited to, those described under the section entitled Item 1A—"Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2014 (the "2014 Annual Report"), as such factors may be updated from time to time in our periodic filings with the United States Securities and Exchange Commission (“SEC”), which are accessible on the SEC’s website at www.sec.gov.

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

PART I. Financial Information

Item 1.    Condensed Consolidated Financial Statements and Notes (Unaudited)

CIFC CORP. AND ITS SUBSIDIARIES
Condensed Consolidated Balance Sheets
(unaudited)

	June 30, 2015	December 31, 2014
	(In thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$28,369	$59,290
Restricted cash and cash equivalents	1,694	1,694
Due from brokers	63	1
Investments	47,968	38,699
Receivables	5,015	2,134
Prepaid and other assets	4,076	4,115
Deferred tax asset, net	48,050	55,475
Equipment and improvements, net	5,131	5,194
Intangible assets, net	10,524	15,074
Goodwill	76,000	76,000
Subtotal	226,890	257,676
Assets of Consolidated Entities:
Restricted cash and cash equivalents	1,158,331	935,416
Due from brokers	287,568	120,541
Investments	12,000,423	11,772,826
Receivables	32,066	40,994
Prepaid and other assets	600	20,682
Total assets of Consolidated Entities (1)	13,478,988	12,890,459
TOTAL ASSETS	$13,705,878	$13,148,135
LIABILITIES
Due to brokers	$13,308	$—
Accrued and other liabilities	10,539	15,584
Contingent liabilities	11,054	12,668
Long-term debt	120,000	120,000
Subtotal	154,901	148,252
Non-Recourse Liabilities of Consolidated Entities:
Due to brokers	626,361	391,291
Accrued and other liabilities	693	1,482
Interest payable	41,106	36,174
Long-term debt	12,289,350	12,049,034
Total Non-Recourse Liabilities of Consolidated Entities (1)	12,957,510	12,477,981
TOTAL LIABILITIES	13,112,411	12,626,233
EQUITY
Common stock, par value $0.001: 500,000,000 shares authorized, 25,505,696 issued and 25,372,405 outstanding as of June 30, 2015 and 25,323,417 issued and 25,192,973 outstanding as of December 31, 2014	25	25
Treasury stock, at cost: 133,291 shares as of June 30, 2015 and 130,444 shares as of December 31, 2014	(935)	(914)
Additional paid-in capital	991,436	988,904
Retained earnings (deficit)	(810,224)	(811,695)
TOTAL CIFC CORP. STOCKHOLDERS’ EQUITY	180,302	176,320
Noncontrolling interest in Consolidated Funds (Note 2)	287,494	210,818
Appropriated retained earnings (deficit) of Consolidated VIEs	125,671	134,764
TOTAL EQUITY	593,467	521,902
TOTAL LIABILITIES AND EQUITY	$13,705,878	$13,148,135

CIFC CORP. AND ITS SUBSIDIARIES
Condensed Consolidated Balance Sheets (continued)
(unaudited)

Included in the Company's Condensed Consolidated Balance Sheets are balances from Consolidated Variable Interest Entities ("Consolidated VIEs") (1). See Notes 2 and 4.

	June 30, 2015	December 31, 2014
	(In thousands)
ASSETS
Assets of Consolidated VIEs:
Restricted cash and cash equivalents	$1,142,121	$929,401
Due from brokers	166,721	102,373
Investments	11,715,496	11,573,164
Receivables	31,107	40,235
Total assets of Consolidated VIEs	$13,055,445	$12,645,173
LIABILITIES
Non-Recourse Liabilities of Consolidated VIEs:
Due to brokers	$509,008	$372,956
Accrued and other liabilities	456	1,230
Interest payable	41,106	36,174
Long-term debt	12,289,350	12,049,034
Total Non-Recourse Liabilities of Consolidated VIEs	$12,839,920	$12,459,394
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

   See notes to Condensed Consolidated Financial Statements.

CIFC CORP. AND ITS SUBSIDIARIES
Condensed Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands, except share and per share amounts)
Revenues
Management and incentive fees	$1,765	$1,378	$3,299	$2,990
Net interest income from investments	244	97	2,364	194
Total net revenues	2,009	1,475	5,663	3,184
Expenses
Employee compensation and benefits	7,470	7,386	16,034	14,544
Stock-based compensation	988	699	2,668	881
Professional services	1,795	706	3,722	1,752
General and administrative expenses	2,517	2,221	4,813	4,434
Depreciation and amortization	2,080	2,870	4,490	6,015
Impairment of intangible assets	462	—	742	—
Total expenses	15,312	13,882	32,469	27,626
Other Income (Expense) and Gain (Loss)
Net gain (loss) on investments	1,991	1,121	2,225	2,527
Net gain (loss) on contingent liabilities	(577)	(1,529)	(1,290)	(1,758)
Corporate interest expense	(800)	(1,486)	(1,294)	(2,953)
Net gain on sale of management contract	—	—	—	228
Net other income (expense) and gain (loss)	614	(1,894)	(359)	(1,956)

Operating income (loss)	(12,689)	(14,301)	(27,165)	(26,398)

Net results of Consolidated Entities (Note 6)	39,123	37,046	49,426	86,128
Income (loss) before income taxes	26,434	22,745	22,261	59,730
Income tax (expense) benefit	(9,828)	(6,837)	(12,915)	(19,241)
Net income (loss)	16,606	15,908	9,346	40,489
Net (income) loss attributable to noncontrolling interest in Consolidated Entities	(15,503)	(9,464)	(2,815)	(33,810)
Net income (loss) attributable to CIFC Corp.	$1,103	$6,444	$6,531	$6,679

Earnings (loss) per share (Note 12) —
Basic	$0.04	$0.31	$0.26	$0.32
Diluted	$0.04	$0.26	$0.25	$0.29
Weighted-average number of shares outstanding (Note 12)—
Basic	25,302,358	20,971,928	25,290,856	20,905,949
Diluted	26,431,680	26,212,593	26,504,030	26,141,070

Dividends declared per share	$0.10	$0.10	$0.20	$0.20

See notes to Condensed Consolidated Financial Statements.

CIFC CORP. AND ITS SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Net income (loss)	$16,606	$15,908	$9,346	$40,489
Other comprehensive income (loss)	—	—	—	—
Comprehensive income (loss)	16,606	15,908	9,346	40,489
Comprehensive (income) loss attributable to noncontrolling interest in Consolidated Entities	(15,503)	(9,464)	(2,815)	(33,810)
Comprehensive income (loss) attributable to CIFC Corp.	$1,103	$6,444	$6,531	$6,679

   See notes to Condensed Consolidated Financial Statements.

CIFC CORP. AND ITS SUBSIDIARIES
Condensed Consolidated Statements of Equity
(unaudited)

	CIFC CORP. Stockholders' Equity						Consolidated Entities (Note 2)
	Common Stock		Treasury Stock
	Shares Outstanding	Par Value	Amount	Additional paid-in capital	Retained earnings (deficit)	Total CIFC Corp. Stockholders' Equity	Noncontrolling Interests in Consolidated Funds	Appropriated retained earnings (deficit) of Consolidated VIEs	Total Stockholders' Equity
	(In thousands)
Balance—December 31, 2013	20,791	$21	$(914)	$963,011	$(810,858)	$151,260	$5,107	$151,386	$307,753
Net income (loss)	—	—	—	—	6,679	6,679	3,337	30,473	40,489
Exercise of warrants	99	—	—	128	—	128	—	—	128
Share-based compensation, net	25	—	—	881	—	881	—	—	881
Exercise of options	100	—	—	513	—	513	—	—	513
Contribution from noncontrolling interests	—	—	—	—	—	—	31,608	—	31,608
Distributions to noncontrolling interests	—	—	—	—	—	—	(80)	—	(80)
Consolidation of Consolidated Entities	—	—	—	—	—	—	140,115	8,922	149,037
Deconsolidation of Consolidated Entities	—	—	—	—	—	—	(5,633)	—	(5,633)
Dividends declared ($0.20 per share)	—	—	—	—	(4,188)	(4,188)	—	—	(4,188)
Balance—June 30, 2014	21,015	$21	$(914)	$964,533	$(808,367)	$155,273	$174,454	$190,781	$520,508

Balance—December 31, 2014	25,193	$25	$(914)	$988,904	$(811,695)	$176,320	$210,818	$134,764	$521,902
Net income (loss)	—	—	—	—	6,531	6,531	11,908	(9,093)	9,346
Repurchases of common stock	(3)	—	(21)	—	—	(21)	—	—	(21)
Share-based compensation, net	157	—	—	2,404	—	2,404	—	—	2,404
Exercise of options	25	—	—	128	—	128	—	—	128
Contribution from noncontrolling interests	—	—	—	—	—	—	124,885	—	124,885
Distributions to noncontrolling interests	—	—	—	—	—	—	(60,117)	—	(60,117)
Dividends declared ($0.20 per share)	—	—	—	—	(5,060)	(5,060)	—	—	(5,060)
Balance—June 30, 2015	25,372	$25	$(935)	$991,436	$(810,224)	$180,302	$287,494	$125,671	$593,467

   See notes to Condensed Consolidated Financial Statements.

CIFC CORP. AND ITS SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Six Months Ended June 30,
	2015	2014
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$9,346	$40,489
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of debt issuance costs and other	45	782
Share-based compensation	2,668	881
Net (gain) loss on investments and contingent liabilities / other (gain) loss	(935)	(769)
Depreciation and amortization	4,490	6,015
Impairment of intangible assets	742	—
Deferred income tax expense (benefit)	7,425	6,860
Excess tax benefits from share-based payment arrangements	(7)	(158)
Net gain on the sale of management contract	—	(228)
Consolidated Entities:
Net (gain) loss on investments	(111,471)	(9,946)
Net (gain) loss on liabilities	223,823	82,701
Net other (gain) loss	(1,742)	(2,322)
Changes in operating assets and liabilities:
Due from brokers	(62)	12,832
Receivables	(2,880)	(434)
Prepaid and other assets	(6)	1,192
Due to brokers	13,308	(4,463)
Accrued and other liabilities	(5,041)	(2,426)
Change in restricted cash and cash equivalents	—	7
Consolidated Entities:
Due from brokers	(189,214)	52,596
Purchase of investments	(4,120,799)	(4,693,839)
Sales of investments	3,940,222	4,010,495
Receivables	28,378	(3,773)
Due to brokers	256,533	(77,439)
Accrued and other liabilities	(783)	(130)
Interest payable	5,087	4,608
Net cash provided by (used in) operating activities	59,127	(576,469)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of management contracts	—	228
Purchases of investments	(30,049)	(13,947)
Sales of investments	45,512	20,201
Purchases of equipment and improvements	(619)	(680)
Consolidated Entities:
Change in restricted cash and cash equivalents	(229,031)	(120,263)
Net cash provided by (used in) investing activities	(214,187)	(114,461)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	(21)	—
Dividends paid	(5,060)	(4,188)
Proceeds from the exercise of options	121	482
Payments for the delivery of restricted stock units	(265)	—
Deferred purchase payments and payments on contingent liabilities	(2,904)	(4,269)
Excess tax benefits from share-based payment arrangements	7	158
Consolidated Entities:
Contributions from noncontrolling interests	124,885	31,271
Distributions to noncontrolling interests	(60,117)	(80)
Proceeds from issuance of long-term debt	1,128,937	2,487,474
Payments made on long-term debt	(1,061,444)	(1,823,369)
Net cash provided by (used in) financing activities	124,139	687,479
Net increase (decrease) in cash and cash equivalents	(30,921)	(3,451)
Cash and cash equivalents at beginning of period	59,290	25,497
Cash and cash equivalents at end of period	$28,369	$22,046

CIFC CORP. AND ITS SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (continued)
(unaudited)

	For the Six Months Ended June 30,
	2015	2014
	(In thousands)
SUPPLEMENTAL DISCLOSURE:
Cash paid for interest	$953	$1,577
Cash paid for income taxes	$8,108	$13,271
Consolidated Entities:
Cash paid for interest	$100,693	$72,250

Non-cash disclosures:
Consolidated Entities:
Consolidation of net assets	$—	$160,074
Deconsolidation of net assets	$(22,578)	$(984)
Non-cash settlement of interest receivables with increases in principal	$731	$1,012

See notes to Condensed Consolidated Financial Statements.

CIFC CORP. AND ITS SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 1—Organization and Business

Organization—CIFC is a Delaware corporation headquartered in New York City. The Company is a fundamentals-based, relative value, alternative credit manager. The Company's primary business is to provide investment management services for investment products. The Company manages assets for various types of investors, including pension funds, hedge funds, other asset management firms, banks, insurance companies and other types of institutional investors across the world.
Fee Earning Assets Under Management (“Fee Earing AUM” or “AUM”) refers to principal balance, net asset value or value of assets managed by CIFC on which the Company earns management and/or incentive fees. The Company's AUM is primarily comprised of Collateralized Loan Obligations ("CLOs"). In addition, the Company manages credit funds, separately managed accounts ("SMAs"), and other-loan based products (together, with credit funds and SMAs, "Non-CLO products"). The Company manages these credit products through opportunistic investment strategies where the Company seeks to generate both current income and capital appreciation, primarily through senior secured corporate loan (“SSCLs”) investments and, to a lesser extent, other investments. The Company also manages Collateralized Debt Obligations (“CDOs”), which CIFC does not expect to manage in the future.

The Company has three primary sources of revenue: management fees, incentive fees and investment income. Management fees are generally based on a percentage of AUM of the funds. Incentive fees are earned based on the performance of the funds and, for certain products, include performance-based or preferred allocation of income and gains from a fund (also known as carried interest, "Carried Interest"). Investment income represents interest income and realized/unrealized gains and losses on investments in the products sponsored by the Company and third parties.

As of June 30, 2015, DFR Holdings LLC ("DFR Holdings"), on a fully-diluted basis, owned approximately 70% of the Company's common stock.

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

In addition, certain prior year amounts on the Condensed Consolidated Financial Statements and the related notes have been re-presented to conform to current period presentation and provide additional details. These items include Stock-based compensation and General and administrative expenses on the Condensed Consolidated Statement of Operations as well as distributions to noncontrolling interests on the Condensed Consolidated Statements of Cash Flows and Condensed Consolidated Statement of Equity.

Principles of Consolidation—The Condensed Consolidated Financial Statements include the financial statements of CIFC and its wholly-owned subsidiaries, the entities in which the Company has a controlling interest ("Consolidated Funds") and variable interest entities ("VIEs" or "Consolidated VIEs") for which the Company is deemed to be the primary beneficiary (together with Consolidated Funds, the "Consolidated Entities"). All intercompany balances and transactions have been eliminated upon consolidation. This consolidation, particularly with respect to the Consolidated Entities, significantly impacts the Company's Condensed Consolidated Financial Statements.

CIFC CORP. AND ITS SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)(continued)

Consolidated Entities—Consolidated Entities includes the operating results of the Consolidated Funds and the Consolidated VIEs as defined below. As of June 30, 2015 and December 31, 2014, the Company held $103.2 million and $62.6 million, respectively, of investments in its Consolidated Entities.

Consolidated Funds—The Company consolidates entities in which the Company has a controlling voting interest. As of June 30, 2015, the Company consolidated the following funds under the voting interest model.

Senior Secured Corporate Loan Fund—The Company invests in and manages an open ended credit fund that invests in U.S. performing senior secured corporate loans (the "Senior Secured Corporate Loan Fund") to provide capital appreciation and risk-adjusted returns to its investors. The Company consolidated the fund as the limited partner's do not have the right to remove the general partner without cause. As of June 30, 2015 and December 31, 2014, the Company held an investment of $5.4 million and $5.2 million, respectively. As of June 30, 2015 and December 31, 2014, the limited partners held a $265.3 million and $204.5 million investment, respectively, which was reported in "Noncontrolling interest in Consolidated Funds" on the Condensed Consolidated Balance Sheet.

Tactical Income Fund—The Company invests in and manages an open ended credit fund that invests primarily in second-lien loans (the "Tactical Income Fund"). The Company consolidated the fund as it held a controlling voting interest as the investment adviser. As of June 30, 2015 and December 31, 2014, the Company held an investment of $14.3 million and $11.0 million, respectively. As of June 30, 2015 and December 31, 2014, the limited partners held a $22.3 million and $6.5 million investment, respectively, which was reported in "Noncontrolling interest in Consolidated Funds" on the Condensed Consolidated Balance Sheet.

Consolidated VIEs—The Company also consolidates variable interest entities in which it is deemed the primary beneficiary. These Consolidated VIEs generally include CLOs and CDOs (collectively, the "Consolidated CLOs"), warehouses and loan investment products where the Company manages, holds an investment in the entity or is entitled to incentive fees.

Consolidated CLOs—As of June 30, 2015 and December 31, 2014, the Company consolidated 30 and 31 CLOs, respectively. See Note 4.

Warehouses—From time to time, the Company will create special purpose vehicles ("SPVs") to warehouse SSCLs in advance of sponsoring new CLOs or other funds. The Company would generally contribute equity to the new SPVs which are typically levered three to five times depending on the terms agreed to with the warehousing counterparties. When the related CLO or fund is sponsored, typically around three to nine months later, the warehouse is “terminated,” with it concurrently repaying the related financing and returning to the Company its equity contribution, net of gains and losses, if any.

During the six months ended June 30, 2015, the Company consolidated two warehouses and deconsolidated one warehouse. During the six months ended June 30, 2014, the Company consolidated five warehouses and deconsolidated two warehouses. As of June 30, 2015, the Company consolidated one warehouse.

Unconsolidated Funds—Warehouse Fund—In December 2014, the Company launched a closed end structured credit fund that invests primarily in equity interests of warehouses managed by CIFC (the "Warehouse Fund"). As of June 30, 2015 and December 31, 2014, the carrying value of the Company's investment, as the general partner of the fund was $13.3 million and $10.6 million, respectively. The limited partners may remove the general partner's presumption of control, and as such, the Company did not consolidate the fund. As of June 30, 2015, the Company's investment was recorded in "Investments" on the Company's Condensed Consolidated Balance Sheet. Further, the Warehouse Fund held no investments in warehouses that were Consolidated VIEs as of June 30, 2015.

Co-Investment Fund—During 2013, the Company launched a closed end structured credit fund that invests primarily in residual tranches of CLOs and, to a lesser extent, warehouses, managed by CIFC (the "Co-Investment Fund"). As of June 30, 2015 and December 31, 2014, the carrying value of the Company's investment, as the general partner of the fund, was $16.3 million and $16.6 million, respectively. The limited partners may remove the general partner's presumption of control, and as such, the Company did not consolidate the fund. As of June 30, 2015, the Company's investment was recorded in "Investments" on the Company's Condensed Consolidated Balance Sheet. In addition, as of June 30, 2015 and December 31, 2014, the Co-Investment Fund invested in eleven and six CLOs, respectively, and, as of December 31, 2014, the company invested in one Warehouse, managed by CIFC, which were Consolidated VIEs.

CIFC CORP. AND ITS SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)(continued)

Unconsolidated VIEs

As of June 30, 2015, the Company had variable interests in 1 CLO, 8 CDOs, and 6 other investment products, which the Company managed, that were not consolidated (collectively the "Unconsolidated VIEs") as the Company was not deemed to be the primary beneficiary of the unconsolidated VIEs. As of December 31, 2014, the Company's unconsolidated VIEs included 1 CLO, 8 CDOs and 4 other investment products.

The Company's maximum exposure to loss on Unconsolidated VIEs includes its investment, management fee receivables and future management fees collectible by the Company. As of June 30, 2015 and December 31, 2014, the Company did not have any investments in Unconsolidated VIEs. The Company's management fee receivables were $0.6 million and $0.3 million, respectively.

Note 3—Summary of Significant Accounting Policies and Recent Accounting Updates

As of June 30, 2015, the Company's significant accounting policies, which are detailed in the Company's 2014 Annual Report, have not materially changed.

Recent Accounting Updates

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

CIFC CORP. AND ITS SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)(continued)

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

Note 4—Consolidated VIEs

Although the Company consolidates all the assets and liabilities of the Consolidated VIEs (including the Consolidated CLOs, warehouses and other investment products), its maximum exposure to loss is limited to its investments and beneficial interests in the Consolidated VIEs and the receivables of management fees from the Consolidated VIEs. All of these items are eliminated upon consolidation. The assets of each of the Consolidated VIEs are administered by the trustee of each fund solely as collateral to satisfy the obligations of the Consolidated VIEs. If the Company were to liquidate, the assets of the Consolidated VIEs would not be available to the Company's general creditors, and as a result, the Company does not consider them its assets. Additionally, the investors in the debt and residual interests of the Consolidated VIEs have no recourse to the Company's general assets. Therefore, this debt is not the Company's obligation.

Consolidated CLOs—The following table summarizes the consolidated assets and non-recourse liabilities of the Consolidated CLOs included in the Condensed Consolidated Balance Sheets and the Company's total maximum exposure to loss on these Consolidated CLOs, as follows (1):

	June 30, 2015	December 31, 2014
	(In thousands)
Total Assets	$12,896,108	$12,557,293
Total Liabilities (non-recourse)	12,733,550	12,392,648

Maximum exposure to loss:
Investments and beneficial interests (2)	$31,373	$25,517
Receivables	4,722	4,200
Total maximum exposure to loss	$36,095	$29,717

Explanatory Notes:
________________________________

(1)	In addition, exposure to loss excludes future management fees on the Consolidated VIEs, which are not included in the table.

(2)
Amounts are eliminated in consolidation. As of June 30, 2015 and December 31, 2014, the Company held investments of $37.8 million and $25.2 million, respectively, directly in the residual interests and debt of its Consolidated CLOs, and through its ownership of other Non-CLO products (see Note 2), the Company invested an additional $0.5 million and $0.3 million, respectively, in the residual interests and debt of its Consolidated CLOs. In addition, as of June 30, 2015, the Company committed $7.0 million to invest in a priced CLO, and as such, is not subject to any risk of loss until actual issuance (see Note 16).

CIFC CORP. AND ITS SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)(continued)

Other Consolidated VIEs—The following table summarizes the Company's consolidated assets and non-recourse liabilities of other Consolidated VIEs included in the Condensed Consolidated Balance Sheets:

	June 30, 2015			December 31, 2014
	Consolidated Assets	Consolidated Total Non-Recourse Liabilities	Maximum Exposure to Loss	Consolidated Assets	Consolidated Total Non-Recourse Liabilities	Maximum Exposure to Loss
	(In thousands)
Warehouses (1)	$36,742	$—	$36,742	$87,880	$66,746	$21,134
Other investment products	$122,595	$106,370	$15,960	$—	$—	$—

Explanatory Note:
________________________________

(1)
Maximum exposure to loss is generally limited to the Company's investment in the entity. As of June 30, 2015 and December 31, 2014, the Company consolidated one warehouse. Amounts are eliminated in consolidation.

Note 5—Fair Value
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Fair Value Hierarchy—The following table summarizes the Company's assets and liabilities carried at fair value on a recurring basis, by class and by level:

	June 30, 2015				December 31, 2014
	Level 1	Level 2	Level 3	Estimated Fair Value	Level 1	Level 2	Level 3	Estimated Fair Value
	(In thousands)				(In thousands)
Assets
Investments:
Investment in funds	$—	$—	$29,558	$29,558	$—	$—	$27,169	$27,169
Loans	—	1,985	1,996	3,981	—	2,959	967	3,926
Structured products & other	—	176	14,253	14,429	—	—	7,604	7,604
Subtotal	—	2,161	45,807	47,968	—	2,959	35,740	38,699
Consolidated Entities:
Loans (1)	—	10,096,175	1,841,255	11,937,430	—	9,184,488	2,517,887	11,702,375
Corporate bonds	—	—	478	478	—	—	478	478
Structured products & other	—	17,471	45,044	62,515	—	—	69,973	69,973
Total Consolidated Entities	—	10,113,646	1,886,777	12,000,423	—	9,184,488	2,588,338	11,772,826
Total Assets	$—	$10,115,807	$1,932,584	$12,048,391	$—	$9,187,447	$2,624,078	$11,811,525
Liabilities
Contingent liabilities	$—	$—	$11,054	$11,054	$—	$—	$12,668	$12,668
Consolidated Entities:
Long-term debt (1)	—	—	12,289,350	12,289,350	—	—	12,049,034	12,049,034
Total Consolidated Entities	—	—	12,289,350	12,289,350	—	—	12,049,034	12,049,034
Total Liabilities	$—	$—	$12,300,404	$12,300,404	$—	$—	$12,061,702	$12,061,702

Explanatory Note:
______________________________

(1)
The Company generally invests in the residual equity of the CLOs it sponsors and invests in the warehouses it issues. For all assets and liabilities of the Consolidated Entities, the Company elected the fair value option. As of June 30, 2015 and December 31, 2014, the total aggregate unpaid principal balance of loans was $12.3 billion and $12.0 billion, respectively, and total contractual principal amounts on long-term debt was $12.9 billion and $12.8 billion, respectively.

CIFC CORP. AND ITS SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)(continued)

Changes in Level 3 Recurring Fair Value Measurements—The following tables summarize by class the changes in financial assets and liabilities measured at fair value classified within Level 3 of the valuation hierarchy. Net realized and unrealized gains (losses) for Level 3 financial assets and liabilities measured at fair value are included in the Condensed Consolidated Statements of Operations.

	Level 3 Financial Assets
	For the Three Months Ended June 30, 2015
	Investments				Investment Assets of Consolidated Entities
	Loans	Investments in Funds	Structured Products & Other	Total	Loans	Corporate Bonds	Structured Products & Other	Total
	(In thousands)
Estimated fair value, beginning of period	$968	$27,962	$8,873	$37,803	$2,021,789	$498	$61,741	$2,084,028
Transfers into Level 3 (1)	—	—	—	—	498,178	—	—	498,178
Transfers out of Level 3 (2)	—	—	—	—	(733,181)	—	(6,745)	(739,926)
Net realized/unrealized gains (losses)	28	1,117	277	1,422	(2,379)	(20)	547	(1,852)
Purchases	2,000	479	16,270	18,749	368,446	—	1,132	369,578
Sales	(1,000)	—	(11,167)	(12,167)	(156,737)	—	(7,131)	(163,868)
Settlements	—	—	—	—	(154,861)	—	(4,500)	(159,361)
Estimated fair value, end of period	$1,996	$29,558	$14,253	$45,807	$1,841,255	$478	$45,044	$1,886,777
Change in unrealized gains (losses) for the period for the assets held as of the end of the period	$27	$1,118	$(24)	$1,121	$1,050	$(20)	$355	$1,385

	For the Six Months Ended June 30, 2015
	Investments				Investment Assets of Consolidated Entities
	Loans	Investments in Funds	Structured Products & Other	Total	Loans	Corporate Bonds	Structured Products & Other	Total
	(In thousands)
Estimated fair value, beginning of period	$967	$27,169	$7,604	$35,740	$2,517,887	$478	$69,973	$2,588,338
Transfers into Level 3 (1)	—		—	—	1,084,330	—	—	1,084,330
Transfers out of Level 3 (2)	—	—	—	—	(1,876,576)	—	(6,745)	(1,883,321)
Transfers out due to deconsolidation	—	—	—	—	(9,322)	—	—	(9,322)
Net realized/unrealized gains (losses)	29	1,354	250	1,633	11,662	—	1,315	12,977
Purchases	2,971	1,035	25,065	29,071	656,517	—	3,840	660,357
Sales	(1,971)	—	(18,666)	(20,637)	(221,877)	—	(14,095)	(235,972)
Settlements	—	—	—	—	(321,366)	—	(9,244)	(330,610)
Estimated fair value, end of period	$1,996	$29,558	$14,253	$45,807	$1,841,255	$478	$45,044	$1,886,777
Change in unrealized gains (losses) for the period for the assets held as of the end of the period	$24	$1,354	$55	$1,433	$11,698	$—	$983	$12,681

CIFC CORP. AND ITS SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)(continued)

	Level 3 Financial Assets
	For the Three Months Ended June 30, 2014
	Investments				Investment Assets of Consolidated Entities
	Loans	Investments in Funds	Structured Products & Other	Total	Loans	Corporate Bonds	Structured Products & Other	Total
	(In thousands)
Estimated fair value, beginning of period	$1,512	$15,964	$1,880	$19,356	$1,826,333	$5,893	$95,486	$1,927,712
Transfers into Level 3 (1)	—	—	—	—	446,894	—	—	446,894
Transfers out of Level 3 (2)	—	—	—	—	(593,806)	—	—	(593,806)
Transfers in due to consolidation or acquisition	1,008	—	—	1,008	12,081	314	6,256	18,651
Transfers between classes	(1,512)	—	—	(1,512)	1,512	—	—	1,512
Net realized/unrealized gains (losses)	—	1,108	(23)	1,085	(26,271)	3	4,069	(22,199)
Purchases	—	10	3,208	3,218	598,719	—	1,475	600,194
Sales	—	—	—	—	(164,961)	—	(15,633)	(180,594)
Settlements	—	—	—	—	(247,527)	—	(5,500)	(253,027)
Estimated fair value, end of period	$1,008	$17,082	$5,065	$23,155	$1,852,974	$6,210	$86,153	$1,945,337
Change in unrealized gains (losses) for the period for the assets held as of the end of the period	$7	$1,108	$(23)	$1,092	$(10,455)	$(51)	$(1,655)	$(12,161)

	For the Six Months Ended June 30, 2014
	Investments				Investment Assets of Consolidated Entities
	Loans	Investments in Funds	Structured Products & Other	Total	Loans	Corporate Bonds	Structured Products & Other	Total
	(In thousands)
Estimated fair value, beginning of period	$510	$—	$—	$510	$1,706,290	$16,220	$93,516	$1,816,026
Transfers into Level 3 (1)	—	—	—	—	952,630	—	—	952,630
Transfers out of Level 3 (2)	—	—	—	—	(1,150,813)	—	—	(1,150,813)
Transfers in due to consolidation or acquisition	1,008	15,964	—	16,972	33,284	314	6,256	39,854
Transfers between classes	(510)	—	—	(510)	2,021	—	—	2,021
Net realized/unrealized gains (losses)	—	1,108	(21)	1,087	(27,936)	517	7,597	(19,822)
Purchases	—	10	5,086	5,096	1,050,822	—	1,475	1,052,297
Sales	—	—	—	—	(313,458)	(10,841)	(16,229)	(340,528)
Settlements	—	—	—	—	(399,866)	—	(6,462)	(406,328)
Estimated fair value, end of period	$1,008	$17,082	$5,065	$23,155	$1,852,974	$6,210	$86,153	$1,945,337
Change in unrealized gains (losses) for the period for the assets held as of the end of the period	$—	$1,108	$(21)	$1,087	$(9,510)	$196	$2,165	$(7,149)

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

CIFC CORP. AND ITS SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)(continued)

	Level 3 Financial Liabilities
	For the Three Months Ended June 30, 2015			For the Three Months Ended June 30, 2014
	Contingent Liabilities	Long-term Debt of Consolidated Entities	Total	Contingent Liabilities	Long-term Debt of Consolidated Entities	Total
	(In thousands)
Estimated fair value, beginning of period	$11,823	$12,403,268	$12,415,091	$14,974	$10,724,646	$10,739,620
Sale of investments in Consolidated CLOs (1)	—	—	—	—	30,444	30,444
Transfer due to deconsolidation or sale	—	—	—	—	231,673	231,673
Net realized/unrealized (gains) losses	577	34,292	34,869	1,529	55,072	56,601
Purchases	—	39,615	39,615	—	15,300	15,300
Issuances	—	505,902	505,902	—	1,347,632	1,347,632
Settlements (2)	(1,346)	(693,727)	(695,073)	(2,053)	(924,126)	(926,179)
Estimated fair value, end of period	$11,054	$12,289,350	$12,300,404	$14,450	$11,480,641	$11,495,091
Change in unrealized gains (losses) for the period for the liabilities outstanding as of the end of the period	$(577)	$(43,250)	$(43,827)	$(1,529)	$13,112	$11,583

	For the Six Months Ended June 30, 2015			For the Six Months Ended June 30, 2014
	Contingent Liabilities	Long-term Debt of Consolidated Entities	Total	Contingent Liabilities	Long-term Debt of Consolidated Entities	Total
	(In thousands)
Estimated fair value, beginning of period	$12,668	$12,049,034	$12,061,702	$16,961	$10,484,975	$10,501,936
Sale of investments in Consolidated CLOs (1)	—	—	—	—	62,445	62,445
Transfer due to deconsolidation or sale	—	(51,000)	(51,000)	—	247,303	247,303
Net realized/unrealized (gains) losses	1,290	223,743	225,033	1,758	86,017	87,775
Purchases	—	72,715	72,715	—	24,667	24,667
Issuances	—	1,107,222	1,107,222	—	2,458,455	2,458,455
Settlements (2)	(2,904)	(1,112,364)	(1,115,268)	(4,269)	(1,883,221)	(1,887,490)
Estimated fair value, end of period	$11,054	$12,289,350	$12,300,404	$14,450	$11,480,641	$11,495,091
Change in unrealized gains (losses) for the period for the liabilities outstanding as of the end of the period	$(1,290)	$70,317	$69,027	$(1,758)	$47,339	$45,581

Explanatory Notes:
__________________________

(1)
Represents the Company's sales of its residual interests in the Consolidated CLOs. The sale removes the requirement to consolidate the CLOs, therefore, debt and/or subordinated notes of the CLOs are no longer eliminated in consolidation.

(2)	For Contingent Liabilities, amount represents payments made related to the contingent liabilities assumed from the Merger with Legacy CIFC.

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

CIFC CORP. AND ITS SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)(continued)

Loans—Loans are generally valued via a third-party pricing service. The value represents a composite of the mid-point in the bid-ask spread of broker quotes or is based on the composite price of a different tranche of the same or similar security if broker quotes are unavailable for the specific tranche the Company owns. The third-party pricing service provides the number of quotes used in determining the composite price, a factor that the Company uses in determining the observability level of the inputs to the composite price. When the fair value of the loan investments is based on a composite price determined using two or more quotes the composite price is considered to be based on significant observable inputs and classified as Level 2 within the fair value hierarchy. When the fair value of certain loan investments is based on a composite price determined using less than two quotes, the composite price is considered to be based on significant unobservable inputs. In these instances, the Company performs certain procedures on a sample basis to determine that composite prices approximate fair market value. Alternative methodologies are used to value the loans such as a comparable company pricing model (an internally developed model using composite or other observable comparable market inputs) or an internally developed model using data including unobservable market inputs. Accordingly, loans valued using alternative methodologies are classified as Level 3 within the fair value hierarchy.

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

In addition, included in Structured Products and Other are (i) equity securities not listed for trading on a national exchange ("Non-listed Equity Securities") received on certain loan restructurings within our portfolio and (ii) the Company's warehouse total return swap ("TRS", see Note 7). Similar to the fair value of loans, Non-listed Equity Securities are valued using a third party pricing service. When the fair value of the Non-listed Equity Security is determined using two or more quotes, it is classified as Level 2 within the fair value hierarchy, and when the fair value is determined using less than two quotes, it is classified as Level 3 within the fair value hierarchy. The fair value of the Warehouse TRS is calculated as the sum of (i) the change in fair value of the reference obligations (SSCLs are valued at a composite of the mid-point in the bid-ask spread of broker quotes) since they became reference obligations (ii) net realized gains (losses) on reference obligations sold during the period and (iii) interest income earned on the reference obligations, less an amount equal to LIBOR plus an agreed upon margin on the outstanding notional amount of the reference obligations. The Warehouse TRS is classified as Level 2 within the fair value hierarchy.

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

CIFC CORP. AND ITS SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)(continued)

Long-Term Debt of the Consolidated CLOs & Warehouses—Long-term debt of the Consolidated CLOs and Warehouses consists of debt and subordinated notes of the Consolidated CLOs or Warehouses. The fair value of the debt and subordinated notes of the Consolidated CLOs or Warehouses are valued via a third-party pricing service. The inputs to the valuation include recent trade information, discount rates, forward yield curves, and loan level information (including loan loss, recovery and default rates, prepayment speeds and other security specific information obtained from the trustee and other service providers related to the product being valued). Although the inputs used in the third-party pricing service's valuation model are generally obtained from active markets, the third-party pricing service does not provide a detailed analysis for each security valued. The Company performs certain procedures on a sample basis to determine that prices approximate fair market value. When a value from a third-party pricing service is unavailable, the value may be based on an internally developed discounted cash flow model which includes unobservable market inputs or by broker quote.  Inputs to the internally developed model include the structure of the product being valued, estimates related to loan default, recovery and discount rates. Accordingly, the fair value of the debt and subordinated notes of the Consolidated CLOs or Warehouses are classified as Level 3 within the fair value hierarchy.

Quantitative Information about Level 3 Assets & Liabilities

The disclosure provided below provides quantitative information about the significant unobservable inputs used in the valuation of the contingent liabilities of legacy CLOs (see Note 9).

	June 30, 2015			June 30, 2015	December 31, 2014	Impact of Increase in Input on Fair Value Measurement (1)
Financial Liabilities	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input	Range	Range
Contingent Liabilities	$11,054	Discounted cash flows	Discount rate (2)	5.6%-12.5%	1.2%-12.5%	Decrease
			Default rate (3)	2.0%	2.0%	Decrease
			Recovery rate (3)	70%	70%	Increase
			Pre-payment rate (3)	40%	35-40%	Decrease
			Reinvestment spread of assets above LIBOR	3.0-3.8%	3.0-3.8%	Increase
			Reinvestment price of assets	100.0	100.0	Increase

Explanatory Notes:
____________________________

(1)	The impact of a decrease in input would have the opposite impact to the fair value as that presented in the table.

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

Carrying Value and Estimated Fair Value of Financial Assets and Liabilities

The Company has not elected the fair value option for certain financial liabilities. A summary of the carrying value and estimated fair value of those liabilities are as follows:

	As of June 30, 2015		As of December 31, 2014
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(In thousands)
Financial liabilities:
Long-term debt:
Junior Subordinated Notes (1)	$120,000	$60,104	$120,000	$57,314

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

CIFC CORP. AND ITS SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)(continued)

The carrying value of all of the following approximate the fair value of the financial instruments and are considered Level 1 in the fair value hierarchy: cash and cash equivalents, restricted cash and cash equivalents, due from brokers, receivables and due to brokers. In addition, amounts in the Consolidated Entities related to due from brokers, restricted cash and cash equivalents, receivables and due to brokers also approximate the fair value of the instruments and are all considered Level 1 on the fair value hierarchy.

Investments of the Consolidated Entities are diversified over multiple industries. In addition, applicable agreements to CLOs and warehouses outline industry concentration limits. Management does not believe the Company has any significant concentration risks.

Note 6—Net Results of Consolidated Entities

The following table is a summary of the components of "Net results of Consolidated Entities":

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Investment income	$147,649	$128,703	$291,496	$249,146
Interest expense	(55,110)	(40,799)	(105,858)	(76,873)
Net investment income	92,539	87,904	185,638	172,273
Net gain (loss) on investments	(6,502)	7,187	111,471	9,946
Net gain (loss) on liabilities	(34,373)	(52,407)	(223,823)	(82,701)
Net gain (loss) on other investments and derivatives	1,304	2,215	1,742	2,322
Net gain (loss) from activities of Consolidated Entities	$52,968	$44,899	$75,028	$101,840
Expenses of Consolidated Entities	(13,845)	(7,853)	(25,602)	(15,712)
Net Results of Consolidated Entities	$39,123	$37,046	$49,426	$86,128

Note 7—Derivative Instruments and Hedging Activities

Total Return Swap—During the six months ended June 30, 2015, the Company, through a warehouse SPV, entered into a TRS agreement with a third party bank, in lieu of financing. Under the TRS, the Company received the income on the reference obligations (including gains on terminated reference obligations) and paid the counterparty an amount equal to three month LIBOR plus a margin on the outstanding notional amount of the reference obligations and losses on terminated reference obligations. The Company also consolidates this Warehouse SPV as it is a VIE in which the Company is deemed the primary beneficiary (see Note 2). As of June 30, 2015, the notional amount of SSCLs included as reference obligations of the Warehouse TRS was $129.2 million and the Warehouse SPV had $35.0 million of cash posted as collateral under the TRS, which is included within "Restricted cash and cash equivalents" of Consolidated VIEs on the Consolidated Balance Sheets.

During the six months ended June 30, 2014, the Company, through a warehouse SPV, entered into a TRS agreement with a third party bank. This warehouse agreement was terminated as of December 31, 2014.

The Company recognized net income related to derivative instruments during the three and six months ended June 30, 2015, of $1.3 million and $1.7 million, respectively, and during the three and six months ended June 30, 2014 of $2.2 million and $2.3 million, respectively.

CIFC CORP. AND ITS SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)(continued)

Note 8—Intangible Assets

Intangible assets are comprised of the following:

	Weighted-Average Remaining Estimated Useful Life	Gross Carrying Amount (1)	Accumulated Amortization (2)	Net Carrying Amount
	(In years)	(In thousands)
June 30, 2015:
Investment management contracts	2.8	$72,199	$64,993	$7,206
Referral arrangement	4.3	3,810	1,715	2,095
Non-compete agreements	2.8	1,535	1,031	504
Trade name	5.8	1,250	531	719
Total intangible assets		$78,794	$68,270	$10,524
December 31, 2014:
Investment management contracts	3.2	$72,941	$61,723	$11,218
Referral arrangement	4.8	3,810	1,334	2,476
Non-compete agreements	3.2	1,535	936	599
Trade name	6.3	1,250	469	781
Total intangible assets		$79,536	$64,462	$15,074

Explanatory Notes:
_________________________________

(1)	Gross carrying amounts have been adjusted for impaired assets as of the date presented.

(2)
During the three and six months ended June 30, 2015, the Company recorded amortization expense on its intangible assets of $1.7 million and $3.8 million, respectively. During the three and six months ended June 30, 2014, the Company recorded amortization expense on its intangible assets of $2.6 million and $5.5 million, respectively.

The following table presents expected amortization expense of the existing intangible assets:

(In thousands)
2015 (six months remaining)	$2,658
2016	3,755
2017	2,014
2018	1,527
2019	413
Thereafter	157
$10,524

During the three and six months ended June 30, 2015, the Company received notice from holders of certain CLOs exercising their right to call the CLO for redemption. As a result of these calls, the Company recorded impairment charges of $0.5 million and $0.7 million, respectively, to fully impair intangible assets associated with these management contracts.

CIFC CORP. AND ITS SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)(continued)

Note 9—Contingent Liabilities

Contingent Liabilities—In addition to the consideration paid in connection with the Merger, the Company was required to pay CIFC Parent Holdings LLC ("CIFC Parent") a portion of incentive fees earned on six CLOs managed by CIFCAM (the Company's "Legacy CIFC CLOs"). The terms of these payments were as follows: (i) the first $15.0 million of incentive fees received (which was fulfilled in 2013), (ii) 50% of any incentive fees in excess of $15.0 million in aggregate received from the Legacy CIFC CLOs by the combined company over ten years from April 13, 2011 (the "Merger Closing Date") and (iii) payments relating to the present value of any such incentive fees from the Legacy CIFC CLOs that remain payable to the combined company after the tenth anniversary of the Merger Closing Date. During the three and six months ended June 30, 2015, the Company made total payments of $0.8 million and $1.8 million, respectively, and during the three and six months ended June 30, 2014, the Company made total payments of $1.9 million and $3.9 million, respectively, related to these contingent liabilities.

In addition, the Company also assumed contingent liabilities during the merger that primarily represent contingent consideration related to Legacy CIFC’s acquisition of CypressTree in December 2010. The assumed contingent liabilities are based on a fixed percentage of certain management fees from the CypressTree CLOs. These fixed percentages vary by CLO. The minimum fixed percentage was 39% since July 2013. During the three and six months ended June 30, 2015, the Company made its final payments of $0.6 million and $1.1 million, respectively, satisfying its contingent consideration. During the three and six months ended June 30, 2014, the Company made payments of $0.2 million and $0.4 million, respectively, related to these contingent liabilities.

Note 10—Long-Term Debt

The following table summarizes the Company's long-term debt:

	June 30, 2015			December 31, 2014
	Carrying Value	Current Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Carrying Value	Current Weighted Average Borrowing Rate	Weighted Average Remaining Maturity
	(In thousands)		(In years)	(In thousands)		(In years)
Recourse debt:
March Junior Subordinated Notes (1)	$95,000	2.86%	20.3	$95,000	1.00%	20.8
October Junior Subordinated Notes (2)	25,000	3.78%	20.3	25,000	3.73%	20.8
Total Subordinated Notes Debt	$120,000	3.05%	20.3	$120,000	1.57%	20.8

Non-recourse Consolidated Entities' debt:
Consolidated CLOs and Other (3)	$12,289,350	1.92%	8.8	$11,998,034	1.77%	8.7
Warehouses (4)	—	—%	n/m	51,000	1.89%	n/m
Total non-recourse Consolidated Entities' debt	$12,289,350	1.92%	8.8	$12,049,034	1.77%	8.7
Total long-term debt	$12,409,350			$12,169,034

Explanatory Notes:
________________________________

(1)
March Junior Subordinated Notes bear interest at an annual rate of three month LIBOR plus 2.58% until maturity on October 30, 2035. Prior to April 30, 2015, these notes bore interest at an annual rate of 1%.

(2)	October Junior Subordinated Notes bear interest at an annual rate of three month LIBOR plus 3.50% and mature on October 30, 2035.

(3)
Long-term debt of the Consolidated CLOs is recorded at fair value. The subordinated notes of Consolidated CLOs do not have a stated interest rate. Therefore, they are excluded from the calculation of the weighted average borrowing rate. As of both June 30, 2015 and December 31, 2014, the par value of the Consolidated CLOs long-term debt (including subordinated notes) was $12.9 billion. As of June 30, 2015, long-term debt of the Consolidated CLOs includes $74.0 million of other investment products (Note 4).

(4)
Long-term debt of warehouses not held by the Company is recorded at fair value. The fair value excludes the preferred shares of warehouses not held by the Company. As warehouses are generally terminated before the end of their terms, they are excluded from the calculation of the weighted average remaining maturity.

CIFC CORP. AND ITS SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)(continued)

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
Non-Recourse Consolidated Entities Debt—The debt and equity holders have recourse to the total assets of the respective Consolidated Entity's assets.
Consolidated CLOs—During the six months ended June 30, 2015, the Consolidated CLOs issued $1.1 billion of debt, paid down $1.0 billion of their outstanding debt, made net borrowings under revolving credit facilities of $74.4 million, and distributed $142.4 million to the holders of their subordinated notes. During the six months ended June 30, 2014, the Consolidated CLOs issued $1.4 billion of debt, paid down $0.9 billion of their outstanding debt, made net borrowings under revolving credit facilities of $9.4 million, and distributed $116.9 million to the holders of their subordinated notes.
The carrying value of the assets of the Consolidated CLOs, which are the only assets to which the Consolidated CLO debt holders have recourse for repayment was $12.9 billion and $12.6 billion as of June 30, 2015 and December 31, 2014, respectively.

Note 11—Equity

Common Stock—During each of the three and six months ended June 30, 2015 and 2014, the Company declared aggregate quarterly dividends of $0.10 and $0.20, respectively, per common share. Subsequent to quarter end, the Company declared a cash dividend of $0.10 per share. The dividend will be paid on September 8, 2015 to shareholders of record as of the close of business on August 28, 2015 (see Note 16).

Treasury Stock/Stock Repurchases—During both the three and six months ended June 30, 2015, the Company repurchased 2,847 shares in open-market transactions for an aggregate cost (including transaction costs) of approximately $21,000 with an average price per share of $7.22. There were no repurchases made during the three and six months ended June 30, 2014. As of June 30, 2015, the Company was authorized to repurchase up to $5.3 million of its common stock under its share repurchase program.

Stock-based Compensation—Stock Options and restricted stock units ("RSUs") are issued pursuant to the CIFC Corp. 2011 Stock Option and Incentive Plan (the “2011 Stock Plan”). As of June 30, 2015, there was $10.2 million of estimated unrecognized compensation expense related to unvested stock option and RSU awards, net of estimated forfeitures. The remaining weighted average vesting period of stock options and RSUs are 0.69 years and 5.01 years, respectively.

CIFC CORP. AND ITS SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)(continued)

Stock Options—The following table summarizes certain Stock Options activity:

	Number of Shares Underlying Stock-Based Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at December 31, 2014	3,635,313	$6.68	5.16	$6,146
Exercised (1)	(25,000)	4.83
Forfeited	(67,110)	7.17
Outstanding at June 30, 2015	3,543,203	$6.68	4.77	$5,022
Exercisable at June 30, 2015	2,835,443	$6.48	4.00	$4,364
Vested and Expected to vest at June 30, 2015 (2)	3,506,079	$6.67	4.73	$5,000

Explanatory Notes:
________________________________

(1)	During the six months ended June 30, 2015 and 2014, total intrinsic value of options exercised was $0.1 million and $0.4 million, respectively.

(2)	Includes a reduction to outstanding options at period end for expected forfeiture rate over the life of the options.

RSUs—The following table summarizes restricted stock units activity:

For the Six Months Ended June 30, 2015
Restricted stock units outstanding, beginning of period	1,248,444
Granted (1)	232,919
Vested	(181,293)
Forfeited (2)	(21,855)
Restricted stock units outstanding, end of period	1,278,215

Explanatory Notes:
_________________________________

(1)	The weighted average grant date fair value of all awards granted above during the six months ended June 30, 2015 was $7.13.

(2)	The forfeited stock-based awards are returned to the grant pool for reissuance under the 2011 Stock Plan.

During the six months ended June 30, 2015, the Company granted 40,000 service-based RSUs to certain employees. The awards vest over three years with 1/3 initially vesting on December 31, 2015 and the remainder of the awards vesting ratably on a quarterly basis for the remaining two years (until the last vesting date of December 31, 2017). Additionally, the Company also granted 190,000 performance-based RSUs to certain employees which cliff vest on January 1, 2018. Neither the service-based nor the performance-based awards are entitled to dividends: therefore the fair value of these awards were determined using the Company's grant date common stock price less the present value of the expected dividends forgone during the vesting period.

Warrants—The warrants held by DFR Holdings ("DFR Warrants") provide the holder the right to purchase 2.0 million shares of the Company's voting common stock (see Note 14). The DFR Warrants have an exercise price of $6.375 per share, are immediately exercisable and are scheduled to expire on September 24, 2015.

CIFC CORP. AND ITS SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)(continued)

Note 12 —Earnings (Loss) Per Share

The following table presents the calculation of basic and diluted earnings (loss) per share ("EPS"):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands, except per share data)
Net income (loss) attributable to CIFC Corp. - basic	$1,103	$6,444	$6,531	$6,679
Dilutive effect of Convertible Notes (1)	—	479	—	951
Net income (loss) attributable to CIFC Corp. - diluted	$1,103	$6,923	$6,531	$7,630

Weighted-average shares - basic	25,302	20,972	25,291	20,906
Convertible Notes (1)	—	4,132	—	4,132
Stock options (2)	649	630	673	611
Warrants	351	470	406	482
Unvested RSUs	130	9	134	10
Weighted-average shares - diluted	26,432	26,213	26,504	26,141

Earnings (loss) per share
Basic	$0.04	$0.31	$0.26	$0.32
Diluted	$0.04	$0.26	$0.25	$0.29

Explanatory Notes:
________________________________

(1)	The Convertible Notes were converted in July 2014.

(2)
For both the three and six months ended June 30, 2015, the Company excluded anti-dilutive stock options from the calculation of diluted EPS of 0.8 million, and for the three and six months ended June 30, 2014, the Company excluded anti-dilutive stock options from the calculation of diluted EPS of 1.1 million and 0.9 million, respectively.

Note 13—Income Taxes

The following table summarizes the Company's tax provision:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Income (loss) before income taxes	$26,434	$22,745	$22,261	$59,730
Income tax expense	$9,828	$6,837	$12,915	$19,241
Effective income tax rate	37.2%	30.1%	58.0%	32.2%

The difference between the statutory tax rate and the effective tax rate, as well as the change in the effective tax rate compared with the prior year is primarily attributable to the income/(loss) related to non-controlling interests of Consolidated VIEs. This income/(loss) is included in book income/(loss) before income taxes but is not taxable income/(loss) to CIFC Corp. During the six months ended June 30, 2015, the Company recorded a non-recurring tax expense of approximately $6.3 million attributable to the write-down of deferred tax assets impacted by the New York City law change. In addition, the effective tax rate for the period ended June 30, 2014 was impacted by a non-recurring expense of $6.4 million from the write-down of deferred tax assets related to the New York State law change.
During the three and six months ended June 30, 2015, there were no material changes to the Company’s uncertain tax positions and the Company believes there will be no significant increases or decreases to the uncertain tax positions within 12 months of the reporting date.

CIFC CORP. AND ITS SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)(continued)

Note 14—Related Party Transactions

DFR Holdings—As of June 30, 2015 and December 31, 2014, DFR Holdings owned approximately 18.8 million of shares of the Company’s common stock. Accordingly, DFR Holdings received quarterly dividends distributed by the Company (see Note 11). In addition, the DFR Warrants provide DFR Holdings the right to purchase 2.0 million shares of the Company's voting common stock and are scheduled to expire on September 24, 2015.

In August 2014, the Company entered into a consulting agreement with DFR Holdings whereby DFR Holdings agreed to provide CIFC with ongoing advisory services such as the participation in financial, tax and strategic planning/budgeting, investor interface, new product initiatives, fund raising and recruiting. During the six months ended June 30, 2015, the Company paid $2.0 million to DFR Holdings in connection with the consulting agreement and expensed $0.5 million and $1.0 million, for the three and six months ended June 30, 2015, respectively.

In addition, pursuant to the Third Amended Restated Stockholders Agreement with DFR Holdings dated December 2, 2013, the Company agreed to nominate to the Company's Board of Directors six directors designated by DFR Holdings (the "DFR Designees"). The number of directors that can be designated by DFR Holdings will be reduced in the event that DFR Holdings decreases its ownership (on a diluted basis) in CIFC. If DFR Holdings' ownership falls below 5%, it will lose the right to designate any director. During the three and six months ended June 30, 2015, the DFR Designees earned an aggregate $0.2 million and $0.4 million, respectively, and during the three and six months ended June 30, 2014, the DFR Designees earned an aggregate $0.2 million and $0.3 million, respectively, related to their services.
Other—As of June 30, 2015 and December 31, 2014, a board member held $1.0 million of income notes in one of the Company's sponsored CLOs, CIFC Funding 2013-II, Ltd., through an entity in which he is a 50% equity holder.
Funds—As of June 30, 2015 and December 31, 2014, key employees and directors of the Company (including related entities) invested in four different funds for both periods, which the Company invests in and manages and held aggregate investments of $5.9 million and $4.7 million, respectively. Key employees are not charged a management fee or carried interest, where applicable, on their investment. Directors were charged a management fee and/or Carried Interest, where applicable, similar to certain other investors. For all periods presented in 2015 and 2014, these fees were de minimis.

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
Lease Commitments—During both the three and six months ended June 30, 2015 and 2014, total occupancy expense was $0.4 million and $0.8 million.
Unfunded Loan Commitments—Certain of the Consolidated CLOs have debt structures which include unfunded revolvers. Unfunded debt commitments represent the estimated fair value of those unfunded revolving debt facilities.
Unfunded loan commitments represent the estimated fair value of those unfunded revolvers of loan facilities. As of both June 30, 2015 and December 31, 2014, the Consolidated CLOs had unfunded investment commitments on loans of $6.7 million and $5.9 million, respectively. The timing and amount of additional funding on these loans are at the discretion of the borrower, to the extent the borrower satisfies certain requirements and provides certain documentation. The Company does not have any obligation to fund these commitments.

Note 16—Subsequent Events

Subsequent to quarter end, the Company declared a cash dividend of $0.10 per share. The dividend will be paid on September 8, 2015 to shareholders of record as of the close of business on August 28, 2015.

Subsequent to quarter end, the Company sponsored the issuance of a CLO that represented approximately $500 million of new loan-based AUM.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with our Condensed Consolidated Financial Statements and notes thereto included in Part I—Item 1. Condensed Consolidated Financial Statements and Notes (Unaudited) of this Quarterly Report on Form 10-Q (the “Quarterly Report”).  The statements in this discussion regarding the industry outlook and our expectations regarding the future performance of our business and the other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in Special Note Regarding Forward-Looking Statements and Part I—Item 1A. Risk Factors in our 2014 Annual Report. Unless otherwise noted or the context otherwise requires, we refer to CIFC Corp. as “CIFC,” to CIFC and its subsidiaries as “we,” “us,” “our,” “our company,” or “the Company,” to CIFC Asset Management LLC, one of our indirect wholly-owned subsidiaries, as “CIFCAM,” to Deerfield Capital Management LLC, one of our indirect wholly-owned subsidiaries, as “DCM,” to CypressTree Investment Management, LLC, one of our indirect wholly-owned subsidiaries, as “CypressTree,” and to Columbus Nova Credit Investments Management, LLC, one of our indirect wholly-owned subsidiaries, as “CNCIM.”

Overview

CIFC is a Delaware corporation headquartered in New York City. We are a fundamentals-based, relative value, alternative credit manager. Our primary business is to provide investment management services for investment products. We manage assets for various types of investors, including pension funds, hedge funds, other asset management firms, banks, insurance companies and other types of institutional investors across the world.
Fee Earning Assets Under Management (“Fee Earing AUM” or “AUM”) refers to principal balance, net asset value or value of assets managed by us on which we earn management and/or incentive fees. Our AUM is primarily comprised of Collateralized Loan Obligations ("CLOs"). In addition, we manage credit funds, separately managed accounts ("SMAs"), and other-loan based products (together, with credit funds and SMAs, "Non-CLO products"). We manage these credit products through opportunistic investment strategies where we seek to generate both current income and capital appreciation, primarily through senior secured corporate loan investments (“SSCLs”) and, to a lesser extent, other investments. We also manage Collateralized Debt Obligations (“CDOs”), which we do not expect to manage in the future.

We have three primary sources of revenue: management fees, incentive fees and investment income. Management fees are generally based on a percentage of AUM of the funds. Incentive fees are earned based on the performance of the funds and, for certain products, include performance-based or preferred allocation of income and gains from a fund (also known as carried interest, "Carried Interest"). Investment income represents interest income and realized/unrealized gains and losses on investment in the products sponsored by us and third parties.

As of June 30, 2015, DFR Holdings LLC ("DFR Holdings"), on a fully-diluted basis, owned approximately 70% of our common stock.

Executive Overview

The CLO market continues to be strong. We successfully closed three new CLOs raising $1.6 billion of new AUM year-to-date. Our strong brand recognition and well-capitalized platform allowed us to continue to compete successfully with larger multi-strategy credit platforms. During the past quarter, we executed what we believe to be the largest refinancing of a 2.0 CLO in the U.S. market. Looking ahead, we have built a healthy pipeline of new CLO transactions. We expect to issue our first risk retention compliant CLO before the end of the year.

Our total return businesses focused on broadly syndicated loans and CLO investment opportunities are performing well. We will have a 3-year track record for our flagship total return fund this fall and expect significant growth in this strategy. Risk retention requirements for the CLO market are creating attractive investment opportunities which we have begun to exploit in our structured product business.

We continue to invest in the CIFC platform and are confident that our commitment to attracting top industry talent will drive value in the future. During the past quarter, we allocated our capital to good relative value opportunities across CLO debt and equity while reducing our risk exposure in warehouse investments.

Fee Earning AUM

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

	June 30, 2015		December 31, 2014		June 30, 2014
	Number of Accounts	Fee Earning AUM	Number of Accounts	Fee Earning AUM	Number of Accounts	Fee Earning AUM
		(In thousands)		(In thousands)		(In thousands)
Post 2011 CLOs	15	$8,457,581	13	$7,402,986	10	$5,539,964
Legacy CLOs (3)	15	4,016,596	19	4,960,877	19	5,819,791
Total CLOs	30	12,474,177	32	12,363,863	29	11,359,755
Credit Funds & SMAs (4)	9	884,713	8	593,456	5	495,465
Other Loan-Based Products (4)	2	648,449	2	719,170	1	716,442
Total Non-CLOs (4)	11	1,533,162	10	1,312,626	6	1,211,907
Total Loan-Based AUM	41	14,007,339	42	13,676,489	35	12,571,662
ABS and Corporate Bond CDOs	8	643,303	8	687,555	8	737,769
Total Fee Earning AUM	49	$14,650,642	50	$14,364,044	43	$13,309,431

Explanatory Notes:
_________________________________

(1)	We do not expect to issue new CDOs in the future. Fee Earning AUM on CDOs is expected to continue to decline as these funds run-off per their contractual terms.

(2)
Fee Earning AUM is based on the latest available monthly report issued by the trustee or fund administrator prior to the end of the period, and may not tie back to Consolidated GAAP financial statements.

(3)	Legacy CLOs represent all managed CLOs issued prior to 2011, including CLOs acquired since 2011 but issued prior to 2011.

(4)	Management fees for Non-CLO products vary by fund and may not be similar to a CLO.

Fee Earning AUM activities are as follows:

	For the Three Months Ended	For the Six Months Ended	Last Twelve Months
	June 30, 2015
	(In thousands)
Total loan-based AUM - Beginning Balance	$14,033,660	$13,676,489	$12,571,662
CLO New Issuances	500,000	1,100,000	2,949,528
CLO Paydowns	(593,636)	(965,877)	(1,818,392)
Fund Subscriptions	131,518	327,748	462,377
Fund Redemptions	(31,497)	(70,824)	(97,449)
Other (1)	(32,706)	(60,197)	(60,387)
Total loan-based AUM - Ending Balance	14,007,339	14,007,339	14,007,339
Total CDOs - Ending Balance	643,303	643,303	643,303
Total Fee Earning AUM - Ending Balance	$14,650,642	$14,650,642	$14,650,642

Explanatory Note:
_________________________________
(1)     Other includes changes in collateral balances of CLOs between periods and market value or portfolio value changes in certain Non-CLO products.

During the three months ended June 30, 2015, total AUM decreased by $50.3 million. During the quarter, we issued one CLO and increased subscriptions to existing funds resulting in a $631.5 million increase in Fee Earning AUM. New AUM was offset by declines in AUM for certain Legacy CLOs and CDOs aggregating $669.4 million which have reached the end of their contractual reinvestment periods.

During the six months ended June 30, 2015, total AUM increased by $286.6 million. During the first half of the year, we issued two CLOs and increased subscriptions to existing funds resulting in a $1.4 billion increase in Fee Earning AUM. New AUM was offset by declines in AUM for certain Legacy CLOs and CDOs aggregating $1.1 billion which have reached the end of their contractual reinvestment periods.

As of June 30, 2015, all of the CLOs and CDOs we manage and issued prior to 2011 have passed their reinvestment period whereby proceeds from paydown or sale of assets are required to repay the CLO or CDO's liabilities. As expected, AUM on these CLOs and CDOs continued to decline during the three and six months ended June 30, 2015. Further, we do not expect to sponsor new CDOs and expect CDO AUM to continue to decline going forward as these funds run-off per their contractual terms. Since 2014, we have replaced run-off from Legacy CLOs (including acquired CLOs) through organic growth from CLOs and Non-CLO products. Since 2012, CIFC has raised $10.0 billion in new AUM through organic growth, which has more than offset the run-off from Legacy CLOs (including acquired CLOs). As of June 30, 2015, our Legacy CLO AUM of $4.0 billion is less than a third of our total CLO AUM of $12.5 billion.

The structure of the CLOs we manage affects the management fees paid to us. The following table summarizes select details of the structure of each of the CLOs we manage:

	Issuance Date	June 30, 2015 Fee Earning AUM	First Optional Call Date (1)	Termination of Reinvestment Period (2)	Maturity Year (3)
	Month/Year	(In thousands)	Month/Year
Post 2011 CLOs
CIFC Funding 2011-I, Ltd.	01/12	$365,180	01/14	01/15	2023
CIFC Funding 2012-I, Ltd.	07/12	453,526	08/14	08/16	2024
CIFC Funding 2012-II, Ltd.	11/12	731,903	12/14	12/16	2024
CIFC Funding 2012-III, Ltd.	01/13	503,878	01/15	01/17	2025
CIFC Funding 2013-I, Ltd.	03/13	503,833	04/15	04/17	2025
CIFC Funding 2013-II, Ltd.	06/13	624,926	07/15	07/17	2025
CIFC Funding 2013-III, Ltd.	09/13	400,883	10/15	10/17	2025
CIFC Funding 2013-IV, Ltd.	11/13	504,894	11/15	11/17	2024
CIFC Funding 2014, Ltd.	03/14	602,710	04/16	04/18	2025
CIFC Funding 2014-II, Ltd.	05/14	806,108	05/16	05/18	2026
CIFC Funding 2014-III, Ltd.	07/14	702,869	07/16	07/18	2026
CIFC Funding 2014-IV, Ltd.	09/14	602,276	10/16	10/18	2026
CIFC Funding 2014-V, Ltd.	12/14	552,518	10/16	01/19	2027
CIFC Funding 2015-I, Ltd.	03/15	601,330	09/16	04/19	2027
CIFC Funding 2015-II, Ltd.	05/15	500,747	10/16	04/19	2027
Total Post 2011 CLOs		8,457,581
Legacy CLOs
Bridgeport CLO Ltd.	06/06	305,295	10/09	07/13	2020
CIFC Funding 2006-I, Ltd.	08/06	142,349	10/10	10/12	2020
Columbus Nova 2006-I, Ltd.	08/06	155,913	10/09	10/12	2018
CIFC Funding 2006-I B, Ltd.	10/06	132,051	12/10	12/12	2020
Burr Ridge CLO Plus Ltd.	12/06	215,650	06/12	03/13	2023
CIFC Funding 2006-II, Ltd.	12/06	224,221	03/11	03/13	2021
Columbus Nova 2006-II, Ltd.	12/06	183,949	02/10	02/13	2018
CIFC Funding 2007-I, Ltd.	02/07	237,384	05/11	11/13	2021
CIFC Funding 2007-II, Ltd.	03/07	426,075	04/11	04/14	2021
Columbus Nova 2007-I, Ltd.	03/07	191,333	05/10	05/13	2019
Schiller Park CLO Ltd.	05/07	321,177	07/11	04/13	2021
Bridgeport CLO II Ltd.	06/07	448,788	12/10	09/14	2021
CIFC Funding 2007-III, Ltd.	07/07	352,157	07/10	07/14	2021
Primus CLO II, Ltd.	07/07	301,467	10/11	07/14	2021
Columbus Nova 2007-II, Ltd.	11/07	378,787	10/10	10/14	2021
Total Legacy CLOs		4,016,596
Total CLOs		$12,474,177
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

Results of Condensed Consolidated Operations

The Condensed Consolidated Financial Statements include the financial statements of our wholly owned subsidiaries, the entities in which we have a controlling interest ("Consolidated Funds") and variable interest entities ("VIEs" or "Consolidated VIEs") for which we are deemed to be the primary beneficiary (together with the Consolidated Funds, the "Consolidated Entities"). Consolidated VIEs includes certain CLOs and warehouses we manage. The following table presents our comparative Condensed Consolidated Statements of Operations for the three months ended June 30, 2015 and 2014:

	For the Three Months Ended June 30,		2015 vs. 2014
	2015	2014	Change	% Change
	(In thousands, except share and per share amounts)
Revenues
Management and incentive fees	$1,765	$1,378	$387	28%
Net investment income	244	97	147	152%
Total net revenues	2,009	1,475	534	36%
Expenses
Employee compensation and benefits	7,470	7,386	84	1%
Stock-based compensation	988	699	289	41%
Professional services	1,795	706	1,089	154%
General and administrative expenses	2,517	2,221	296	13%
Depreciation and amortization	2,080	2,870	(790)	(28)%
Impairment of intangible assets	462	—	462	100%
Total expenses	15,312	13,882	1,430	10%
Other Income (Expense) and Gain (Loss)
Net gain (loss) on investments	1,991	1,121	870	78%
Net gain (loss) on contingent liabilities	(577)	(1,529)	952	(62)%
Corporate interest expense	(800)	(1,486)	686	(46)%
Net other income (expense) and gain (loss)	614	(1,894)	2,508	(132)%

Operating income (loss)	(12,689)	(14,301)	1,612	(11)%

Net results of Consolidated Entities	39,123	37,046	2,077	6%
Income (loss) before income taxes	26,434	22,745	3,689	16%
Income tax (expense) benefit	(9,828)	(6,837)	(2,991)	44%
Net income (loss)	16,606	15,908	698	4%
Net (income) loss attributable to noncontrolling interest in Consolidated Entities	(15,503)	(9,464)	(6,039)	64%
Net income (loss) attributable to CIFC Corp.	$1,103	$6,444	$(5,341)	(83)%
Earnings (loss) per share:
Basic	$0.04	$0.31	$(0.27)	(87)%
Diluted	$0.04	$0.26	$(0.22)	(85)%
Weighted-average number of shares outstanding:
Basic	25,302,358	20,971,928	4,330,430	21%
Diluted	26,431,680	26,212,593	219,087	1%

Net income (loss) attributable to CIFC Corp. was $1.1 million, or $0.04 per fully diluted share for the three months ended June 30, 2015, compared to $6.4 million, or $0.26 per fully diluted share, for the three months ended June 30, 2014. Net income (loss) attributable to CIFC Corp. decreased by $5.3 million predominantly due to the following net results:

Total Net Revenues—GAAP net revenues include management and incentive fees from unconsolidated CLOs, CDOs and Non-CLO products and net interest income from investments in unconsolidated entities. Quarter over quarter total net revenues increased by $0.5 million or 36% primarily due to increases in management and incentive fees from Non-CLO products as AUM from these products have increased since the second quarter of the prior year. Offsetting these increases were decreases in management fees from declining AUM on unconsolidated legacy CLOs and CDOs as the funds have reached the end of their contractual reinvestment periods.

Total Expenses—Total expenses increased by $1.4 million or 10% primarily due to an increase in professional fees and partially offset by decreases in depreciation and amortization. Quarter over quarter, total expenses increased to support the growth and diversification of the business.

During the third quarter of 2014, we entered into a consulting agreement with DFR Holdings, effective retroactively as of January 1, 2014, whereby DFR Holdings provides us with advisory services on an ongoing basis at an annual rate of $2.0 million. During the three months ended June 30, 2015, we expensed $0.5 million related to this agreement. In addition, professional fees increased during the current period to support the growth and diversification of the business.

Depreciation and amortization decreased $0.8 million or 28% from the same period in the prior year quarter primarily due to a reduction in amortization expense on intangible assets related to management contracts acquired for certain CLOs and CDOs that were impaired or written off in the prior years.

Net other income (expense) and gain (loss)—Total Net other income (expense) and gain (loss) increased by $2.5 million or 132% in the current quarter compared to the same quarter in the prior year. The increase was primarily due to (i) $1.0 million of decreases in losses from contingent liabilities related to quarter to quarter changes in the expected performance of legacy CIFC CLOs with fee sharing arrangements and (ii) $0.9 million of increases in net gains on investments from unconsolidated funds as we held more Non-CLO investments in the current quarter. In addition, corporate interest expense decreased as we converted our Convertible Notes in July 2014.

Net results of Consolidated Entities attributable to CIFC Corp.—The table below represents our share in the net results of the Consolidated Entities and a reconciliation to the characteristics of these results:

	For the Three Months Ended June 30,		2015 vs. 2014
	2015	2014	Change	% Change
	(In thousands)
Net results of Consolidated Entities	$39,123	$37,046	$2,077	6%
Net (income) loss attributable to noncontrolling interest in Consolidated Entities	(15,503)	(9,464)	(6,039)	64%
Net results of Consolidated Entities attributable to CIFC Corp.	$23,620	$27,582	$(3,962)	(14)%

Characteristics of net results of Consolidated Entities attributable to CIFC Corp:
Consolidated Entities management and incentive fees	$19,051	$20,560	$(1,509)	(7)%
Consolidated Entities net investment income	4,569	7,022	(2,453)	(35)%
Net results of Consolidated Entities attributable to CIFC Corp.	$23,620	$27,582	$(3,962)	(14)%

Net results of Consolidated Entities attributable to CIFC Corp. includes our portion of the Consolidated Entities' (including our Consolidated VIEs, or CLOs and warehouses) operating results. During the three months ended June 30, 2015 and 2014, we recognized $23.6 million and $27.6 million, respectively, of Consolidated Entities' management fees and incentive fees, and net investment interest income related to our investments in the Consolidated Entities.

The $4.0 million or 14% decrease in Net results of Consolidated Entities attributable to CIFC Corp. was predominately due to a decrease of $2.5 million in Consolidated Entities' net investment income as we reduced our investment exposure to warehouse investments. Most investments in warehouses are now made through the Warehouse Fund, a closed-end structured credit fund launched in the fourth quarter of 2014. We also earned lower incentive fees due to the timing of when (i) CLOs were called and (ii) the run-off in AUM on certain legacy CLOs.

Income tax expense/benefit—    The effective tax rate, including noncontrolling interests in Consolidated Entities, was 37.2% and 30.1% for the three months ended June 30, 2015 and 2014, respectively.

Our effective tax rate on income excluding income/loss from non-controlling interests in Consolidated Entities was 32.3% and 51.5% for the three months ended June 30, 2015 and 2014, respectively. Effective tax rate for the three months ended June 30, 2015 and 2014 does not include the impact of the one time revaluation of the deferred tax assets that was recorded as the result of New York City law change in 2015 and New York State law change in 2014.

The following table presents our comparative Condensed Consolidated Statements of Operations for the six months ended June 30, 2015 and 2014:

	For the Six Months Ended June 30,		2015 vs. 2014
	2015	2014	Change	% Change
	(In thousands, except share and per share amounts)
Revenues
Management and incentive fees	$3,299	$2,990	$309	10%
Net investment income	2,364	194	2,170	1,119%
Total net revenues	5,663	3,184	2,479	78%
Expenses
Employee compensation and benefits	16,034	14,544	1,490	10%
Stock-based compensation	2,668	881	1,787	203%
Professional services	3,722	1,752	1,970	112%
General and administrative expenses	4,813	4,434	379	9%
Depreciation and amortization	4,490	6,015	(1,525)	(25)%
Impairment of intangible assets	742	—	742	100%
Total expenses	32,469	27,626	4,843	18%
Other Income (Expense) and Gain (Loss)
Net gain (loss) on investments	2,225	2,527	(302)	(12)%
Net gain (loss) on contingent liabilities	(1,290)	(1,758)	468	(27)%
Corporate interest expense	(1,294)	(2,953)	1,659	(56)%
Net gain on the sale of management contract	—	228	(228)	(100)%
Net other income (expense) and gain (loss)	(359)	(1,956)	1,597	(82)%

Operating income (loss)	(27,165)	(26,398)	(767)	3%

Net results of Consolidated Entities	49,426	86,128	(36,702)	(43)%
Income (loss) before income taxes	22,261	59,730	(37,469)	(63)%
Income tax (expense) benefit	(12,915)	(19,241)	6,326	(33)%
Net income (loss)	9,346	40,489	(31,143)	(77)%
Net (income) loss attributable to noncontrolling interest in Consolidated Entities	(2,815)	(33,810)	30,995	(92)%
Net income (loss) attributable to CIFC Corp.	$6,531	$6,679	$(148)	(2)%
Earnings (loss) per share:
Basic	$0.26	$0.32	$(0.06)	(19)%
Diluted	$0.25	$0.29	$(0.04)	(14)%
Weighted-average number of shares outstanding:
Basic	25,290,856	20,905,949	4,384,907	21%
Diluted	26,504,030	26,141,070	362,960	1%

Net income (loss) attributable to CIFC Corp. was $6.5 million, or $0.25 per fully diluted share for the six months ended June 30, 2015, compared to $6.7 million, or $0.29 per fully diluted share, for the six months ended June 30, 2014. Net income (loss) attributable to CIFC Corp. decreased slightly by $0.1 million predominantly due to the following net results:

Total Net Revenues—GAAP net revenues include management fees from unconsolidated CLOs, CDOs and Non-CLO products and net interest income from investments in unconsolidated entities. Total net revenues increased $2.5 million or 78% in the current year as compared to the same period prior year primarily due to increases in net investment income from our investments in unconsolidated fund(s).

Total Expenses—Total expenses increased by $4.8 million or 18% primarily due to an increase in professional fees, stock based compensation, employee compensation and benefits and impairment of intangible assets. These increases were partially offset by decreases in depreciation and amortization. Year over year, total expenses increased to support the growth and diversification of the business.

     During the third quarter of 2014, we entered into a consulting agreement with DFR Holdings, effective retroactively as of January 1, 2014, whereby DFR Holdings provides us with advisory services on an ongoing basis at an annual rate of $2.0 million. During the six months ended June 30, 2015, we expensed $1.0 million related to this agreement. In addition, professional fees increased during the current period to support the growth and diversification of the business.

Year over year, total stock based compensation increased $1.8 million or 203% as we began to amortize expenses on RSUs granted during the second half of 2014 to various employees. In addition, employee compensation and benefits increased $1.5 million or 10% as we (i) incurred higher employee compensation to support the growth and diversification of the business and (ii) incurred higher employee benefit costs related to improved benefits.

    During the six months ended June 30, 2015, we received notice from holders of certain CLOs exercising their right to call the CLO for redemption. As a result of these calls, we recorded impairment charges of $0.7 million to fully impair intangible assets associated with these management contracts.

Depreciation and amortization decreased $1.5 million or 25% from the prior year primarily due to a reduction in amortization expense on intangible assets related to management contracts acquired for certain CLOs and CDOs that were impaired or written off in the prior years.

Net other income (expense) and gain (loss)—Total Net other income (expense) and gain (loss) increased by $1.6 million or 82% in the current year compared to the prior year. The increase was primarily due to the elimination of corporate interest expense related to the conversion of the Convertible Notes in July 2014.

Net results of Consolidated Entities attributable to CIFC Corp.—The table below represents our share in the net results of the Consolidated Entities and a reconciliation to the characteristics of these results:

	For the Six Months Ended June 30,		2015 vs. 2014
	2015	2014	Change	% Change
	(In thousands)
Net results of Consolidated Entities	$49,426	$86,128	$(36,702)	(43)%
Net (income) loss attributable to noncontrolling interest in Consolidated Entities	(2,815)	(33,810)	30,995	(92)%
Net results of Consolidated Entities attributable to CIFC Corp.	$46,611	$52,318	$(5,707)	(11)%

Characteristics of net results of Consolidated Entities attributable to CIFC Corp:
Consolidated Entities management fees and incentive fees	$39,350	$40,803	$(1,453)	(4)%
Consolidated Entities net investment income	7,261	11,515	(4,254)	(37)%
Net results of Consolidated Entities attributable to CIFC Corp.	$46,611	$52,318	$(5,707)	(11)%

Net results of Consolidated Entities attributable to CIFC Corp. includes our portion of the Consolidated Entities' (including our Consolidated VIEs, or CLOs and warehouses) operating results. During the six months ended June 30, 2015 and 2014, we recognized $46.6 million and $52.3 million, respectively, of Consolidated Entities' management fees and incentive fees, and net investment interest income related to our investments in the Consolidated Entities.

The $5.7 million or 11% decrease in Net results of Consolidated Entities attributable to CIFC Corp. was primarily due to a $4.3 million decrease in Consolidated Entities' net investment income as we reduced our investment exposure to warehouse investments. Most investments in warehouses are now made through the Warehouse Fund, a closed-end structured credit fund launched in the fourth quarter of 2014. We also earned lower incentive fees due to the timing of when (i) CLOs were called and (ii) the run-off in AUM on certain legacy CLOs.

Income tax expense/benefit—    The effective tax rate, including noncontrolling interests in Consolidated Entities, was 58.0% and 32.2% for the six months ended June 30, 2015 and 2014, respectively.

Our effective tax rate on income excluding income/loss from non-controlling interests in Consolidated Entities was 34.1% and 49.7% for the six months ended June 30, 2015 and 2014, respectively. Effective tax rate for the six months ended June 30, 2015 and 2014 does not include the impact of the one time revaluation of the deferred tax assets that was recorded as the result of New York City law change in 2015 and New York State law change in 2014.

ENI and Deconsolidated Non-GAAP Statements (Non-GAAP Measures, unaudited)

ENI and ENI EBITDA

ENI is a non-GAAP financial measure of profitability which management uses in addition to GAAP Net income attributable to CIFC Corp. to measure the performance of our core business (excluding non-core products). We believe ENI reflects the nature and substance of the business, the economic results driven by management and incentive fee revenues from the management of client funds and earnings on our investments. ENI represents net income (loss) attributable to CIFC Corp. excluding (i) income taxes, (ii) merger and acquisition related items including fee-sharing arrangements, amortization and impairments of intangible assets and gain (loss) on contingent consideration for earn-outs, (iii) non-cash compensation related to profits interests granted by CIFC Parent Holdings LLC ("CIFC Parent") in June 2011, (iv) revenues attributable to non-core investment products, (v) advances for fund organizational expenses, and (vi) certain other items as detailed.

ENI EBITDA is also a non-GAAP financial measure that management considers, in addition to net income (loss) attributable to CIFC Corp., to evaluate our core performance. ENI EBITDA represents ENI before corporate interest expense and depreciation of fixed assets, a non-cash item.

ENI and ENI EBITDA may not be comparable to similar measures presented by other companies, as they are non-GAAP financial measures that are not based on a comprehensive set of accounting rules or principles and therefore may be defined differently by other companies. In addition, ENI and ENI EBITDA should be considered an addition to, not as a substitute for, or superior to, financial measures determined in accordance with GAAP.

The following table presents our components of ENI for the three and six months ended June 30, 2015 and 2014 (1):

	For the Three Months Ended June 30,		2015 vs. 2014		For the Six Months Ended June 30,		2015 vs. 2014
	2015	2014	Change	% Change	2015	2014	Change	% Change
	(in thousands)				(in thousands)
Adjusted revenues
Senior Fees from CLOs	$5,983	$5,634	$349	6%	$11,774	$10,326	$1,448	14%
Subordinated Fees from CLOs	7,996	8,343	(347)	(4)%	17,165	16,812	353	2%
Management Fees from Non-CLO products	977	657	320	49%	1,838	1,265	573	45%
Total management Fees	14,956	14,634	322	2%	30,777	28,403	2,374	8%
Incentive Fees	4,066	4,682	(616)	(13)%	8,066	9,882	(1,816)	(18)%
Net investment income	5,742	8,240	(2,498)	(30)%	11,850	14,236	(2,386)	(17)%
Total adjusted net revenues	24,764	27,556	(2,792)	(10)%	50,693	52,521	(1,828)	(3)%

Adjusted expenses
Employee compensation and benefits	7,187	7,017	170	2%	15,471	13,744	1,727	13%
Stock-based compensation	952	638	314	49%	2,628	739	1,889	256%
Professional services	1,466	706	760	108%	3,318	1,752	1,566	89%
General and administrative expenses	2,517	2,221	296	13%	4,699	4,434	265	6%
Depreciation and amortization	349	262	87	33%	682	498	184	37%
Corporate interest expense	800	1,486	(686)	(46)%	1,294	2,953	(1,659)	(56)%
Total adjusted expenses	13,271	12,330	941	8%	28,092	24,120	3,972	16%

ENI	$11,493	$15,226	$(3,733)	(25)%	$22,601	$28,401	$(5,800)	(20)%
Add: Corporate interest expense	800	1,486	(686)	(46)%	1,294	2,953	(1,659)	(56)%
Add: Depreciation of fixed assets	349	262	87	33%	682	498	184	37%
ENI EBITDA	$12,642	$16,974	$(4,332)	(26)%	$24,577	$31,852	$(7,275)	(23)%

Explanatory Note:
______________________________

(1)	Amounts in this table can be derived by taking the deconsolidated non-GAAP Statement of Operations and adjusting balances using the ENI reconciliation.

For the three months ended June 30, 2015 and 2014:

Adjusted net revenues—While management fees increased, total adjusted net revenues decreased by $2.8 million or 10% primarily related to net investment income and incentive fees. Quarter over quarter, we reduced our investment exposure to warehouse investments. Most investments in warehouses are now made through the Warehouse Fund, a closed-end structured credit fund launched in the fourth quarter of 2014. In addition, the market experienced decreases in loan values reducing total net investment income. We also earned lower incentive fees due to the timing of when (i) CLOs were called and (ii) the run-off in AUM on certain legacy CLOs.

Adjusted expenses—Total adjusted expenses increased by $0.9 million or 8% primarily due to increases in adjusted professional fees which were slightly offset by decreases in adjusted corporate interest expense. Quarter over quarter, total adjusted expenses increased to support the growth and diversification of the business.

During the third quarter of 2014, we entered into a consulting agreement with DFR Holdings, effective retroactively as of January 1, 2014, whereby DFR Holdings provides us with advisory services on an ongoing basis at an annual rate of $2.0 million. During the three months ended June 30, 2015, we expensed $0.5 million related to this agreement. In addition to the consulting fees, we incurred higher adjusted professional fees during the current period to support the growth and diversification of the business. Partially offsetting decreases was the reduction of adjusted corporate interest expense related to the convertible notes, which were converted in July 2014.

For the six months ended June 30, 2015 and 2014:

Adjusted net revenues—While management fees increased, total adjusted net revenues decreased by $1.8 million or 3% primarily related to net investment income and incentive fees. Year over year, we reduced our investment exposure to warehouse investments. Most investments in warehouses are now made through the Warehouse Fund, a closed-end structured credit fund launched in the fourth quarter of 2014. In addition, the market experienced decreases in loan values reducing total net investment income. We also earned lower incentive fees due to the timing of when (i) CLOs were called and (ii) the run-off in AUM on certain legacy CLOs. These decreases were offset by increases in management fees as AUM on our managed products continued its steady growth.

Adjusted expenses—Total adjusted expenses increased by $4.0 million or 16% primarily due to increases in adjusted stock based compensation, adjusted employee compensation and benefit and adjusted professional fees. These increases were slightly offset by decreases in adjusted corporate interest expense. Year over year, total adjusted expenses increased to support the growth and diversification of the business.

Year over year, total adjusted stock based compensation increased as we began to amortize expenses on RSUs granted during the second half of 2014 to various employees. Adjusted employee compensation and benefit costs increased as we (i) incurred higher employee compensation to support the growth and diversification of the business and (ii) incurred higher employee benefit costs related to plan improvements. During the third quarter of 2014, we entered into a consulting agreement with DFR Holdings, effective retroactively as of January 1, 2014, whereby DFR Holdings provides us with advisory services on an ongoing basis at an annual rate of $2.0 million. During the six months ended June 30, 2015, we expensed $1.0 million related to this agreement. In addition to the consulting fees, we incurred additional adjusted professional fees during the current year to support the growth and diversification of the business. Partially offsetting these increases was the reduction of adjusted corporate interest expense related to the convertible notes, which were converted in July 2014.

The following is a reconciliation of GAAP Net income (loss) attributable to CIFC Corp. to ENI:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
GAAP Net income (loss) attributable to CIFC Corp.	$1,103	$6,444	$6,531	$6,679
Reconciling and non-recurring items:
Income tax expense (benefit)	9,828	6,837	12,915	19,241
Amortization and impairment of intangibles	2,193	2,608	4,550	5,517
Management fee sharing arrangements (1)	(1,627)	(2,421)	(3,466)	(5,066)
Net (gain)/loss on contingent liabilities and other	577	1,529	1,290	1,758
Employee compensation costs (2)	319	430	603	942
Management fees attributable to non-core funds	(167)	(201)	(340)	(442)
Advance for fund organizational expenses (3)	(1,062)	—	—	—
Other (4)	329	—	518	(228)
Total reconciling and non-recurring items	10,390	8,782	16,070	21,722
ENI	$11,493	$15,226	$22,601	$28,401
Add: Corporate interest expense	800	1,486	1,294	2,953
Add: Depreciation of fixed assets	349	262	682	498
ENI EBITDA	$12,642	$16,974	$24,577	$31,852

Explanatory Notes:
______________________________

(1)
We share management fees on certain of the acquired CLOs we manage (shared with the party that sold the funds to CIFC). Management fees are presented on a gross basis for GAAP and on a net basis for Non-GAAP ENI.

(2)
Employee compensation and benefits has been adjusted for non-cash compensation related to profits interests granted to CIFC employees by CIFC Parent and sharing of incentive fees with certain former employees established in connection with our acquisition of certain CLOs from Columbus Nova Credit Investments Management, LLC ("CNCIM").

(3)
From time to time, we may temporarily incur expenses related to organizational costs on a potential fund. These costs are expensed immediately under GAAP. Generally, once a fund has been successfully launched, we will reverse the costs as they are absorbed by the fund.

(4)
For the three months ended June 30, 2015, Other includes certain professional fees. For the six months ended June 30, 2015, Other includes litigation expenses and certain professional fees. For the six months ended June 30, 2014, Other represents additional gains from contingent payments collected on the 2012 sale of our rights to manage Gillespie CLO PLC.

Deconsolidated Non-GAAP Statements
The Deconsolidated Non-GAAP Statements represent the Condensed Consolidated GAAP statements adjusted to eliminate the impact of the Consolidated Entities. On the Condensed Consolidated Statement of Operations, we have reclassified the sum of Net results of Consolidated Entities, Net (income) loss attributable to noncontrolling interest in Consolidated Entities and Net gain (loss) on investments to the Deconsolidated Non-GAAP line items that represent its characteristics: management fees and incentive fees, and interest income. On the Balance Sheets, we have excluded amounts related to all consolidated entities. Management uses these Non-GAAP statements in addition to Condensed Consolidated GAAP Statements to measure the performance of our core asset management business.
The following table presents the reconciliation from GAAP to Deconsolidated Non-GAAP Statement of Operations for the three months ended June 30, 2015 and 2014:

	For the Three Months Ended June 30,
	2015			2014
(In thousands)	Consolidated GAAP	Consolidation Adjustments	Deconsolidated Non-GAAP	Consolidated GAAP	Consolidation Adjustments	Deconsolidated Non-GAAP
Revenues
Management and incentive fees	$1,765	$19,051	$20,816	$1,378	$20,560	$21,938
Net investment income	244	6,560	6,804	97	8,143	8,240
Total net revenues	2,009	25,611	27,620	1,475	28,703	30,178
Expenses
Employee compensation and benefits	7,470	—	7,470	7,386	—	7,386
Stock-based compensation	988	—	988	699	—	699
Professional services	1,795	—	1,795	706	—	706
General and administrative expenses	2,517	—	2,517	2,221	—	2,221
Depreciation and amortization	2,080	—	2,080	2,870	—	2,870
Impairment of intangible assets	462	—	462	—	—	—
Total expenses	15,312	—	15,312	13,882	—	13,882
Other Income (Expense) and Gain (Loss)
Net gain (loss) on investments	1,991	(1,991)	—	1,121	(1,121)	—
Net gain (loss) on contingent liabilities	(577)	—	(577)	(1,529)	—	(1,529)
Corporate interest expense	(800)	—	(800)	(1,486)	—	(1,486)
Net other income (expense) and gain (loss)	614	(1,991)	(1,377)	(1,894)	(1,121)	(3,015)
Operating income (loss)	(12,689)	23,620	10,931	(14,301)	27,582	13,281
Net results of Consolidated Entities	39,123	(39,123)	—	37,046	(37,046)	—
Income (loss) before income taxes	26,434	(15,503)	10,931	22,745	(9,464)	13,281
Income tax (expense) benefit	(9,828)	—	(9,828)	(6,837)	—	(6,837)
Net income (loss)	16,606	(15,503)	1,103	15,908	(9,464)	6,444
Net (income) loss attributable to noncontrolling interest in Consolidated Entities	(15,503)	15,503	—	(9,464)	9,464	—
Net income (loss) attributable to CIFC Corp.	$1,103	$—	$1,103	$6,444	$—	$6,444

The following table presents the reconciliation from GAAP to Deconsolidated Non-GAAP Statement of Operations for the six months ended June 30, 2015 and 2014:

	For the Six Months Ended June 30,
	2015			2014
(In thousands)	Consolidated GAAP	Consolidation Adjustments	Deconsolidated Non-GAAP	Consolidated GAAP	Consolidation Adjustments	Deconsolidated Non-GAAP
Revenues
Management and incentive fees	$3,299	$39,350	$42,649	$2,990	$40,803	$43,793
Net investment income	2,364	9,486	11,850	194	14,042	14,236
Total net revenues	5,663	48,836	54,499	3,184	54,845	58,029
Expenses
Employee compensation and benefits	16,034	—	16,034	14,544	—	14,544
Stock-based compensation	2,668	—	2,668	881	—	881
Professional services	3,722	—	3,722	1,752	—	1,752
General and administrative expenses	4,813	—	4,813	4,434	—	4,434
Depreciation and amortization	4,490	—	4,490	6,015	—	6,015
Impairment of intangible assets	742	—	742	—	—	—
Total expenses	32,469	—	32,469	27,626	—	27,626
Other Income (Expense) and Gain (Loss)
Net gain (loss) on investments	2,225	(2,225)	—	2,527	(2,527)	—
Net gain (loss) on contingent liabilities	(1,290)	—	(1,290)	(1,758)	—	(1,758)
Corporate interest expense	(1,294)	—	(1,294)	(2,953)	—	(2,953)
Net gain on the sale of management contracts	—	—	—	228	—	228
Net other income (expense) and gain (loss)	(359)	(2,225)	(2,584)	(1,956)	(2,527)	(4,483)
Operating income (loss)	(27,165)	46,611	19,446	(26,398)	52,318	25,920
Net results of Consolidated Entities	49,426	(49,426)	—	86,128	(86,128)	—
Income (loss) before income taxes	22,261	(2,815)	19,446	59,730	(33,810)	25,920
Income tax (expense) benefit	(12,915)	—	(12,915)	(19,241)	—	(19,241)
Net income (loss)	9,346	(2,815)	6,531	40,489	(33,810)	6,679
Net (income) loss attributable to noncontrolling interest in Consolidated Entities	(2,815)	2,815	—	(33,810)	33,810	—
Net income (loss) attributable to CIFC Corp.	$6,531	$—	$6,531	$6,679	$—	$6,679

The following table presents the reconciliation from GAAP to Deconsolidated Non-GAAP Balance Sheets as of June 30, 2015 and December 31, 2014:

	June 30, 2015			December 31, 2014
(In thousands)	Consolidated GAAP	Consolidation Adjustments	Deconsolidated Non-GAAP	Consolidated GAAP	Consolidation Adjustments	Deconsolidated Non-GAAP
ASSETS
Cash and cash equivalents	$28,369	$—	$28,369	$59,290	$—	$59,290
Restricted cash and cash equivalents	1,694	—	1,694	1,694	—	1,694
Due from brokers	63	—	63	1	—	1
Investments	47,968	103,226	151,194	38,699	62,550	101,249
Receivables	5,015	5,087	10,102	2,134	4,346	6,480
Prepaid and other assets	4,076	—	4,076	4,115	—	4,115
Deferred tax asset, net	48,050	—	48,050	55,475	—	55,475
Equipment and improvements, net	5,131	—	5,131	5,194	—	5,194
Intangible assets, net	10,524	—	10,524	15,074	—	15,074
Goodwill	76,000	—	76,000	76,000	—	76,000
Subtotal	226,890	108,313	335,203	257,676	66,896	324,572
Total assets of Consolidated Entities	13,478,988	(13,478,988)	—	12,890,459	(12,890,459)	—
TOTAL ASSETS	$13,705,878	$(13,370,675)	$335,203	$13,148,135	$(12,823,563)	$324,572
LIABILITIES
Due to brokers	$13,308	$—	$13,308	$—	$—	$—
Accrued and other liabilities	10,539	—	10,539	15,584	—	15,584
Contingent liabilities	11,054	—	11,054	12,668	—	12,668
Long-term debt	120,000	—	120,000	120,000	—	120,000
Subtotal	154,901	—	154,901	148,252	—	148,252
Total non-recourse liabilities of Consolidated Entities	12,957,510	(12,957,510)	—	12,477,981	(12,477,981)	—
TOTAL LIABILITIES	13,112,411	(12,957,510)	154,901	12,626,233	(12,477,981)	148,252
EQUITY
Common stock	25	—	25	25	—	25
Treasury stock	(935)	—	(935)	(914)	—	(914)
Additional paid-in capital	991,436	—	991,436	988,904	—	988,904
Retained earnings (deficit)	(810,224)	—	(810,224)	(811,695)	—	(811,695)
TOTAL CIFC CORP. STOCKHOLDERS’ EQUITY	180,302	—	180,302	176,320	—	176,320
Noncontrolling interest in Consolidated Funds	287,494	(287,494)	—	210,818	(210,818)	—
Appropriated retained earnings (deficit) of Consolidated Entities	125,671	(125,671)	—	134,764	(134,764)	—
TOTAL EQUITY	593,467	(413,165)	180,302	521,902	(345,582)	176,320
TOTAL LIABILITIES AND EQUITY	$13,705,878	$(13,370,675)	$335,203	$13,148,135	$(12,823,563)	$324,572

Liquidity and Capital Resources

As of June 30, 2015, total GAAP cash and cash equivalents decreased by $30.9 million to $28.4 million from $59.3 million as of December 31, 2014. Net operating cash flows for the six months ended June 30, 2015 was $59.1 million which was primarily related to the net proceeds from the operating activities of the Consolidated Entities. Investment cash flows decreased primarily related to the reduction of restricted cash from our Consolidated Entities of $229.0 million. In addition, financing activities generated net cash proceeds of $124.1 million which was primary driven by the Consolidated Entities net proceeds from long-term debt of $67.5 million and contributions from investors on our Consolidated Funds of $124.9 million during the period.
During the six months ended June 30, 2015, total deconsolidated non-GAAP cash and cash equivalents decreased by $30.9 million to $28.4 million from $59.3 million as of December 31, 2014. For the six months ended June 30, 2015, de-consolidated non-GAAP cash flows provided by operating activities was $21.9 million. Our net investment in CIFC managed CLO equity, warehouses and funds was $44.2 million. During the year, we paid $5.1 million of dividends and paid down $2.9 million of contingent liabilities (related to fee sharing arrangements).
The table below is a reconciliation of selected cash flows data for the six months ended June 30, 2015 from GAAP to Non-GAAP:

	For the Six Months Ended June 30,
(In thousands)	GAAP	Consolidation Adjustments	Deconsolidated Non-GAAP
Cash and Cash Equivalents, Beginning	$59,290	$—	$59,290

Net cash provided by/(used in) Operating Activities	59,127	(37,192)	21,935
Net cash provided by/(used in) Investing Activities	(214,187)	169,408	(44,779)
Net cash provided by/(used in) Financing Activities	124,139	(132,216)	(8,077)
Net change in Cash and Cash Equivalents	(30,921)	—	(30,921)

Cash and Cash Equivalents, End	$28,369	$—	$28,369

During the six months ended June 30, 2015, our investments increased by $49.9 million (of which $44.2 million was our net investment and the remainder related to changes in fair value of our investments). Our investments as of June 30, 2015 and December 31, 2014 are as follows ($ in thousands):

Non-GAAP (1)	June 30, 2015	December 31, 2014	Change
CIFC Managed CLO Equity (Residual Interests)	$25,708	$20,829	$4,879
Warehouses (2)	36,742	21,134	15,608
Fund Coinvestments	65,212	43,346	21,866
Other Investments	23,532	15,940	7,592
Total	$151,194	$101,249	$49,945

Explanatory Notes:
________________________________

(1)	Pursuant to GAAP, investments in consolidated CLOs, warehouses and certain Non-CLO products are eliminated from "Investments" on our Condensed Consolidated Balance Sheets.

(2)
From time to time, we establish “warehouses”, entities designed to accumulate assets in advance of sponsoring new CLOs or other funds managed by us.  To establish a warehouse, we contribute equity capital to a newly formed entity which is typically levered (three to five times) and begins accumulating assets.  When the related CLO or fund is sponsored, typically three to nine months later, the warehouse is “terminated”, with it concurrently repaying the related financing and returning to CIFC our equity contribution, net of gains and losses, if any.

Other Sources and Uses of Funds

Contingent Liabilities—In addition to the consideration paid in connection with the Merger, we are required to pay CIFC Parent a portion of incentive fees earned on six CLOs managed by CIFCAM (the "Legacy CIFC CLOs"). See "Item 1—Condensed Consolidated Financial Statements—Note 9" of the Notes to the Condensed Consolidated Financial Statements for further details.
During the three and six months ended June 30, 2015, we made total payments of $0.8 million and $1.8 million, respectively, and during the three and six months ended June 30, 2014, we made total payments of $1.9 million and $3.9 million, respectively, related to these contingent liabilities.

In addition, we also assumed contingent liabilities during the merger that primarily represent contingent consideration related to Legacy CIFC’s acquisition of CypressTree in December 2010. During the three and six months ended June 30, 2015, we made our final payments of $0.6 million and $1.1 million, respectively, satisfying our contingent consideration. During the three and six months ended June 30, 2014, we made payments of $0.2 million and $0.4 million, respectively, related to these contingent liabilities.

Long-Term Debt—The following table summarizes our long-term debt:

	June 30, 2015			December 31, 2014
	Carrying Value	Current Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Carrying Value	Current Weighted Average Borrowing Rate	Weighted Average Remaining Maturity
	(In thousands)		(In years)	(In thousands)		(In years)
Recourse debt:
March Junior Subordinated Notes (1)	$95,000	2.86%	20.3	$95,000	1.00%	20.8
October Junior Subordinated Notes (2)	25,000	3.78%	20.3	25,000	3.73%	20.8
Total Subordinated Notes Debt	$120,000	3.05%	20.3	$120,000	1.57%	20.8

Non-recourse Consolidated Entities' debt:
Consolidated CLOs and Other (3)	$12,289,350	1.92%	8.8	$11,998,034	1.77%	8.7
Warehouses (4)	—	—%	n/m	51,000	1.89%	n/m
Total non-recourse Consolidated Entities' debt	$12,289,350	1.92%	8.8	$12,049,034	1.77%	8.7
Total long-term debt	$12,409,350			$12,169,034

Explanatory Notes:
________________________________

(1)
March Junior Subordinated Notes bear interest at an annual rate of three month LIBOR plus 2.58% until maturity on October 30, 2035. Prior to April 30, 2015, these notes bore interest at an annual rate of 1%.

(2)	October Junior Subordinated Notes bear interest at an annual rate of three month LIBOR plus 3.50% and mature on October 30, 2035.

(3)
Long-term debt of the Consolidated CLOs is recorded at fair value. The subordinated notes of Consolidated CLOs do not have a stated interest rate. Therefore, they are excluded from the calculation of the weighted average borrowing rate. As of both June 30, 2015 and December 31, 2014, the par value of the Consolidated CLOs long-term debt (including subordinated notes) was $12.9 billion. Additionally, long-term debt of the Consolidated CLOs includes long-term debt recorded at fair value of $74.0 million of Other investment products - see Note 4.

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

Consolidated VIEs—Although we consolidate all the assets and liabilities of the Consolidated VIEs (including the Consolidated CLOs, warehouses and other investment products), our maximum exposure to loss is limited to our investments and beneficial interests in the Consolidated VIEs and the receivables of management fees from the Consolidated VIEs. All of these items are eliminated upon consolidation. The assets of each of the Consolidated VIEs are administered by the trustee of each fund solely as collateral to satisfy the obligations of the Consolidated VIEs. If we were to liquidate, the assets of the Consolidated VIEs would not be available to our general creditors, and as a result, we do not consider them our assets. Additionally, the investors in the debt and residual interests of the Consolidated VIEs have no recourse to our general assets. Therefore, this debt is not our obligation.
Related Party Transactions

    DFR Holdings—As of June 30, 2015 and December 31, 2014, DFR Holdings owned approximately 18.8 million of shares of our common stock. Accordingly, DFR Holdings received quarterly dividends distributed by us (see "Item 1—Condensed Consolidated Financial Statements —Note 11). In addition, DFR Holdings holds warrants that provide DFR Holdings the right to purchase 2.0 million shares of our voting common stock and are scheduled to expire on September 24, 2015.

In August 2014, we entered into a consulting agreement with DFR Holdings whereby DFR Holdings agreed to provide CIFC with ongoing advisory services such as the participation in financial, tax and strategic planning/budgeting, investor interface, new product initiatives, fund raising and recruiting. During the six months ended June 30, 2015, we paid $2.0 million to DFR Holdings in connection with the consulting agreement and expensed $0.5 million and $1.0 million, for the three and six months ended June 30, 2015, respectively.

In addition, pursuant to the Third Amended Restated Stockholders Agreement with DFR Holdings dated December 2, 2013, we agreed to nominate to our Board of Directors six directors designated by DFR Holdings (the "DFR Designees"). The number of directors that can be designated by DFR Holdings will be reduced in the event that DFR Holdings decreases its ownership (on a diluted basis) in CIFC. If DFR Holdings' ownership falls below 5%, it will lose the right to designate any director. During the three and six months ended June 30, 2015, the DFR Designees earned an aggregate $0.2 million and $0.4 million, respectively, and during the three and six months ended June 30, 2014, the DFR Designees earned an aggregate $0.2 million and $0.3 million, respectively, related to their services.
Other—As of June 30, 2015 and December 31, 2014, a board member held $1.0 million of income notes in one of our sponsored CLOs, CIFC Funding 2013-II, Ltd., through an entity in which he is a 50% equity holder.
Funds—As of June 30, 2015 and December 31, 2014, key employees and directors of CIFC (including related entities) invested in four different funds, which we invest in and manage and held aggregate investments of $5.9 million and $4.7 million, respectively. Key employees are not charged a management fee or carried interest, where applicable, on their investment. Directors were charged a management fee and/or Carried Interest, where applicable, similar to certain other investors. For all periods presented in 2015 and 2014, these fees were de minimis.
Off-Balance Sheet Arrangements
As of June 30, 2015 and December 31, 2014, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose or VIEs, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of June 30, 2015 and 2014, we did not guarantee any obligations of unconsolidated entities, enter into any commitments or express intent to provide additional funding to any such entities.
Subsequent Events
Subsequent to quarter end, we declared a cash dividend of $0.10 per share. The dividend will be paid on September 8, 2015 to shareholders of record as of the close of business on August 28, 2015.

Subsequent to quarter end, we sponsored the issuance of a CLO that represented approximately $500 million of new loan-based AUM.

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

A summary of our critical accounting estimates is included in our 2014 Annual Report, in Management's Discussion and Analysis of Financial Condition. There have been no significant changes to our critical accounting estimates as of June 30, 2015.

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

PART II. Other Information

Item 1.    Legal Proceedings

None.

Item 1A.    Risk Factors
There have been no material changes in our risk factors from those disclosed in Part I—Item 1A. Risk Factors of our 2014 Form 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The number and average price of shares of common stock repurchased during the three months ended June 30, 2015 are set forth in the table below:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
April 1 - April 30, 2015	—	—	—	$5,367,348
May 1 - May 31, 2015	2,847	7.22	2,847	$5,346,793
June 1 - June 30, 2015	—	$—	—	$5,346,793
Total	2,847	$7.22	2,847

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

Item 3. Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures
None.
Item 5.    Other Information
None.

Item 6.    Exhibits

Ex. No.	Description of Exhibit
10.1	Transition Agreement, dated June 26, 2015, between Robert C. Milton, III and CIFC Corp. (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on June 26, 2015).
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.0
Financial statements from the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2015, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets (unaudited); (ii) the Condensed Consolidated Statements of Operations (unaudited); (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited); (iv) the Condensed Consolidated Statements of Equity (unaudited); (iv) the Condensed Consolidated Statements of Cash Flows (unaudited); and (v) the Notes to Condensed Consolidated Financial Statements (unaudited) furnished herewith.

Explanatory Notes:
_________________________________________________________________________

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CIFC CORP.
(Registrant)

Date:	August 7, 2015	By:	/s/ STEPHEN J. VACCARO
Stephen J. Vaccaro, Co-President
(Principal Executive Officer)

Date:	August 7, 2015	By:	/s/ OLIVER E. WRIEDT
Oliver E. Wriedt, Co-President
(Principal Executive Officer)

Date:	August 7, 2015	By:	/s/ RAHUL N. AGARWAL
Rahul N. Agarwal, Chief Financial Officer
(Principal Financial and Accounting Officer)